Form 10-Q
period 1993-11-30
RICHARDSON ELECTRONICS LTD/DE
filed 1994-01-14
CIK 355948

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark One)
 X		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 1993
OR
		TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from _____________ to ______________

Commission file number	0-12906

                          RICHARDSON ELECTRONICS, LTD.
           (Exact name of registrant as specified in its charter)

               Delaware                             36-2096643
(State of incorporation or organization)	  (I.R.S. Employer Identification)

40W267 Keslinger Road, LaFox, Illinois 60147
(Address of principal executive offices and zip code)

Registrant's telephone number, including area code: (708) 208-2200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. 	Yes	X	No

As of January 10, 1994, there were outstanding 8,039,757 shares of Common Stock, $.05 par value, and 3,247,543 shares of Class B Common Stock, $.05 par value, which are convertible into Common Stock on a share for share basis.

This Quarterly Report on Form 10-Q contains 13 pages.  It does not contain an exhibit index.



INDEX

PART I - FINANCIAL INFORMATION

	Consolidated Condensed Balance Sheets
 Consolidated Condensed Statements of Income
	Consolidated Condensed Statements of Cash Flow
	Notes to Consolidated Condensed Financial Statements
	Management's Discussion and Analysis of the Financial
		Condition and Results of Operations

PART II - OTHER INFORMATION





Consolidated Condensed Balance Sheets
(in thousands)                               November 30        May 31
                                                 1993            1993
                                               ---------       ---------
                                             (Unaudited)      (Audited)
ASSETS
Current Assets
Cash and equivalents                             $6,804          $7,098

Trade accounts receivable, less
   allowance ($1,429 at November 30, 1993
   and $1,456 at May 31, 1993)                   30,566          30,267

Inventories:
   Finished products                             77,879          76,294
   Work in process                                3,970           3,961
   Materials                                      5,931           6,700
                                               ---------       ---------
                                                 87,780          86,955

Deferred income taxes                             1,335           1,562

Other                                             5,798           6,405
                                               ---------       ---------
TOTAL CURRENT ASSETS                            132,283         132,287

Investments                                      22,234          29,080

Property, Plant and Equipment                    61,956          63,331
   Less allowances for depreciation             (28,805)        (27,089)
                                               ---------       ---------
                                                 33,151          36,242

Other Assets                                      6,813           7,434
                                               ---------       ---------
TOTAL ASSETS                                   $194,481        $205,043
                                               =========       =========

See Notes to Consolidated Condensed Financial Statements

Consolidated Condensed Balance Sheets
(in thousands, except per share amounts)
                                             November 30       May 31
                                                1993            1993
                                               ---------       ---------
                                             (Unaudited)      (Audited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Trade accounts payable                           $9,767         $11,902
Compensation and payroll taxes                    2,896           3,939
Accrued interest                                  2,616           2,622
Reserve for litigation settlement and
   phase-down of domestic
   manufacturing operations                       2,367           2,954
Income taxes payable                                318           1,967
Other accrued expenses                            1,188           1,782
Notes payable and current portion
   of long-term debt                             12,476           3,134
                                               ---------       ---------
TOTAL CURRENT LIABILITIES                        31,628          28,300

Long-Term Debt, less current portion             88,166          98,855

Deferred Income Taxes                             2,377           2,471

Stockholders' Equity
Common stock, $.05 par value; issued
   8,039 at November 30, 1993 and
   8,019 at May 31, 1993                            402             401
Class B Common Stock, convertible,
   $.05 par value; issued 3,248 at
   November 30, 1993 and at May 31, 1993            162             162
Preferred stock, $1.00 par value                      -               -
Additional paid-in capital                       49,287          49,158
Retained earnings                                26,254          26,475
Foreign currency translation adjustment          (3,795)           (779)
                                               ---------       ---------
TOTAL STOCKHOLDERS' EQUITY                       72,310          75,417
                                               ---------       ---------
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                        $194,481        $205,043
                                               =========       =========
See Notes to Consolidated Condensed Financial Statements

Consolidated Condensed Statements of Income
(in thousands, except per share amounts)
(Unaudited)
                                  Three Months Ended        Six Months Ended
                                     November 30              November 30
                                    1993       1992         1993       1992
                                 ---------  ---------    ---------  ---------
Net Sales                         $44,200    $41,214      $80,046    $77,807

Costs and Expenses:
   Cost of products sold           32,173     28,253       58,056     53,175
   Selling, general and
      administrative expenses       9,544      9,246       18,418     17,941
   Interest expense                 1,891      1,928        3,753      3,864
   Investment income                 (663)      (545)      (1,664)    (1,009)
   Other (income) expense, net        278        479          406        433
                                 ---------  ---------    ---------  ---------
                                   43,223     39,361       78,969     74,404
                                 ---------  ---------    ---------  ---------
Income before Income Taxes            977      1,853        1,077      3,403

Income Taxes                          380        660          420      1,260
                                 ---------  ---------    ---------  ---------
Net Income                           $597     $1,193         $657     $2,143
                                 =========  =========    =========  =========

Net Income per Share                 $.05       $.11         $.06       $.19
                                 =========  =========    =========  =========

Average Shares Outstanding         11,298     11,291       11,303     11,288
                                 =========  =========    =========  =========

See Notes to Consolidated Condensed Financial Statements

Consolidated Condensed Statements of Cash Flows
(in thousands)(unaudited)
                                                  Six Months Ended
                                                     November 30
                                             ---------------------------
                                                  1993            1992
                                               ---------       ---------
OPERATING ACTIVITIES
  Net income                                       $657          $2,143
  Adjustments to reconcile income to cash
    used in operating activities:
      Depreciation                                2,324           2,549
      Amortization of intangibles
        and financing costs                         467             642
      Deferred income taxes                         131             430
      Common stock awards and contribution
        to employee stock ownership plan            130             146
  Changes in current accounts, net of effects
    of acquisitions and currency translation
      Accounts receivable                        (1,243)          1,384
      Inventories                                (2,376)         (2,407)
      Other current assets                          448           2,878
      Accounts payable                           (2,084)           (265)
      Other liabilities                          (3,710)         (1,971)
                                               ---------       ---------
NET CASH (USED IN) PROVIDED BY
   OPERATING ACTIVITIES                          (5,256)          5,529
                                               ---------       ---------
FINANCING ACTIVITIES
  Proceeds from borrowings                          753           6,000
  Payments on debt                               (1,058)         (7,244)
  Cash dividends                                   (877)           (874)
                                               ---------       ---------
NET CASH USED IN FINANCING ACTIVITIES            (1,182)         (2,118)
                                               ---------       ---------
INVESTING ACTIVITIES
  Investment activity, including
    income reinvestment                           6,846          (1,218)
  Capital expenditures                             (687)           (876)
  Other                                             (15)            (14)
                                               ---------       ---------
NET CASH PROVIDED BY (USED IN)
  INVESTING ACTIVITIES                            6,144          (2,108)
                                               ---------       ---------
(DECREASE) INCREASE IN CASH AND EQUIVALENTS        (294)          1,303

Cash and equivalents at beginning of year         7,098           8,073
                                               ---------       ---------
CASH AND EQUIVALENTS AT END OF PERIOD            $6,804          $9,376
                                               =========       =========

See Notes to Consolidated Condensed Financial Statements
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE A -- BASIS OF PRESENTATION
The accompanying unaudited Consolidated Condensed Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the periods covered have been reflected in the aforementioned statements. Certain information and footnotes necessary for a fair presentation of the financial position and results of operations in conformity with generally accepted accounting principles have been omitted in accordance with the aforementioned instructions. It is suggested that the Consolidated Condensed Financial Statements be read in conjunction with the Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1993.

NOTE B -- INCOME TAXES
The income tax provision of $420,000 for the six months ended November 30, 1993 is based on the estimated effective tax rate of 39% for fiscal 1994 income. This rate differs from the applicable federal statutory rate of 34% principally as a result of state income taxes and foreign operating losses for which the related tax benefit will not be recognized until future foreign earnings are realized. The income tax provision of $1,260,000 for the six months ended November 30, 1992 was based on the estimated effective tax rate of 37%, as a result of state income taxes.

NOTE C -- DEBT AGREEMENTS
Prior to August 31, the Company entered into negotiations with its bank to amend the terms of its floating rate term loan agreements. The term loan due August 1994, which had a principal balance of $9,269,000 at August 31, was revised to require quarterly payments of $750,000, with a final balloon payment on August 14, 1994. The payment schedule for the term loan due June 1996 remained unchanged, requiring quarterly principal payments of $375,000. The interest rates on the loans were increased, and when adjusted for the effect of existing swap agreements, result in effective rates of 8.78% for the loan due August 1994 and 9.35% for the loan due June 1996. The interest rates may be reduced by as much as 1% in the future if the Company meets certain performance requirements.

Several changes were made to the financial and operating covenants of both loan agreements. The current maturities ratio test was eliminated, and the interest coverage ratio minimum was reduced from 1.5:1 to 1.1:1. A new leverage ratio has also been added, which restricts the Company's total funded debt to 62.5% of debt plus net worth. A new loan liquidity ratio will require that the Company maintain its cash and investment balances at a minimum of 75% of the outstanding principal balance of the loan due August 1994.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Net sales for the second quarter ended November 30, 1993 were $44,200,000, up 7.2% from last year's total of $41,214,000. Sales by the Company's Display Products Group increased 36% to $6,772,000, while sales by the Solid State & Components Group increased 28.4% to $10,403,000. Electron Device Group sales declined 3.9% to $24,200,000 and Security Systems Division sales declined 4.7% to $2,825,000. Six month sales totals were up 2.9%, to $80,046,000 from $77,807,000.

On a geographic basis, all four of the Company's regions experienced sales gains for the second quarter over the same period last year. North American sales were up 6.1% for the quarter, and 4.3% year to date. Sales for the Latin America / Far East region were up 13.9% for the quarter and 4.7% year to date. While the Europe region and the Rapidly Developing Markets region both experienced second quarter increases of more than 5% over last year, they remain slightly below last year for the first half.

Gross margins for the second quarter declined to 27.2% from 31.4% in the prior year. The main cause of the margin decline was an increase in manufacturing underabsorption, which grew to $1,492,000 from $490,000 a year ago. The gross margins also reflect changes in product mix, which caused product margins on distribution sales to decline to 32.2% from 34.1%. Gross margins for the six month periods declined to 27.5% from 31.7% for the same reasons. First half underabsorption increased to $3,117,000 from $906,000, while product margin on distribution sales fell to 32.8% from 34.4%.

Selling, general, and administrative expenses for the first half of fiscal 1994 were $18,418,000, an increase of $477,000 from the prior year, as payroll additions for the specialty sales program were partially offset by expense reductions. Selling expense as a percent of sales was constant at 23%. Investment income for the first half increased to $1,664,000 from $1,009,000 for the first half last year due to an increase in realized capital gains.

The estimated fiscal 1994 effective tax rate of 39% differs from the federal statutory rate of 34%, primarily as the result of state income taxes and foreign operating losses for which the related tax benefit will not be recognized until future earnings are realized. The fiscal 1993 effective tax rate of 37%, differs from the statutory rate as a result of state income taxes.

Net income per share in the second quarter of fiscal 1994 and 1993 was $.05 and $.11, respectively. Net income per share for the six month periods declined to $.06 from $.19.

Liquidity and Capital Resources

Cash (used in) provided by operating activity, after working capital requirements, for the six months ended November 30, 1993 and 1992, was $(5,256,000) and $5,529,000, respectively The current year result includes U.S. federal income tax payments of $2.6 million, while the prior year included a $3 million tax refund received. The remainder of the change in cash from operations reflects lower net income and changes in accounts receivable and accounts payable balances. Anticipated funds from operations and current short-term financing arrangements are expected to be adequate to meet the operational needs and future dividends of the Company.

In the first quarter of fiscal 1994, the final payment of the term loan due August 1994 was reclassified to current portion of long term debt. As a result, bank loan repayments totalling $12,476,000 are due within the next twelve months.

The term loan agreements issued by the bank contain various financial and operating covenants which have been revised as described in Note C to the condensed financial statements. The most significant of these covenants places a restriction on a portion of the Company's cash and investment balances and limits the Company's total funded debt.

In connection with the December 1986 debt issuance, certain restrictions were placed on the Company relating to the purchase of treasury stock or the payment of cash dividends. At November 30, 1993, $22,324,000 was available for such transactions. Payment of dividends will be considered quarterly based upon corporate performance.

At November 30, 1993, the market value of the Company's non-current investment portfolio totaled approximately $22,600,000. Included in the portfolio are high-yield investments for which management periodically evaluates the associated market risk. The investments are being maintained for corporate purposes which may include short-term operating needs and the evaluation of opportunities for the Company's expansion.

ITEM II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
No material developments have occurred in the matter reported under the category "Legal Proceedings" in the Registrant's Report on Form 10-K for the fiscal year ended May 31, 1993. The case remains in the discovery stage and the court has not determined whether the matter may be maintained as a class action.

ITEM 2.	CHANGES IN SECURITIES
		None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
		None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
	At the Annual meeting of stockholders held October 12, 1993, the following directors were elected. It was noted that of the proxies voting it was believed 345,788 shares are broker votes and such brokers held another 2,100 shares entitled to vote and such shares were not voted.
                                     	NUMBER OF        WITHHELD
	NAME                             AFFIRMATIVE VOTES   	AUTHORITY

	Edward J. Richardson                 38,830,458        44,891
	Dennis R. Gandy                      38,829,922        45,427
	David Gilden                         38,829,751        45,598
	Joel Levine                          38,829,922        45,427
	Leonard R. Prange                    38,830,458        44,891
	Arnold R. Allen                      38,828,227        47,122
	Kenneth N. Pontikes                  38,830,458        44,891
	Scott Hodes                          38,830,348        45,001
	Samuel Rubinovitz                    38,830,348        45,001
	Kenneth J. Douglas                   38,829,651        45,698
	Jacques Bouyer                       38,829,926        45,423

	Shares not voted   1,460,148    Common and   17,969    Class B
	Votes not voted    1,639,838

ITEM 5.	OTHER INFORMATION
See "Legal Proceedings" above.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K
	(a)          Exhibits  -  None.
	(b)          Reports on Form 8-K  -  None.


SIGNATURES
	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      RICHARDSON ELECTRONICS, LTD.


Date:      January 13, 1994           By: /s/ Leonard R. Prange
                                              Vice President and
                                              Chief Financial Officer