Form 10-Q
period 1994-02-28
RICHARDSON ELECTRONICS LTD/DE
filed 1994-04-14
CIK 355948

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549


                                   FORM 10-Q

(Mark One)
 X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 1994

OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to ______________



Commission file number  0-12906

                        RICHARDSON ELECTRONICS, LTD.
          (Exact name of registrant as specified in its charter)

                Delaware                                36-2096643
(State of incorporation or organization)   (I.R.S. Employer Identification No.)

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

As of April 13, 1994, there were outstanding 8,039,727 shares of Common Stock, $.05 par value, and 3,247,543 shares of Class B Common Stock, $.05 par value, which are convertible into Common Stock on a share for share basis.

This Quarterly Report on Form 10-Q contains 34 pages. An exhibit index is on page 13.



                                    (1)

                Richardson Electronics, Ltd. and Subsidiaries

                                   INDEX



                                                                 Page

PART 1 - FINANCIAL INFORMATION

      Consolidated Condensed Balance Sheets                        3
      Consolidated Condensed Statements of Income                  5
      Consolidated Condensed Statements of Cash Flow               6
      Notes to Consolidated Condensed Financial Statements         7
      Management's Discussion and Analysis of the Financial        8
            Condition and Results of Operations                    9

PART II - OTHER INFORMATION                                       12










                                    (2)

             Richardson Electronics, Ltd. and Subsidiaries
                 Consolidated Condensed Balance Sheets
                            (in thousands)

                                              February 28    May 31
                                                 1994         1993
                                              ---------    ---------
                                             (Unaudited)   (Audited)
ASSETS
Current Assets
Cash and equivalents                             $4,539       $7,098

Trade accounts receivable, less
   allowance ($1,343 at February 28, 1994
   and $1,456 at May 31, 1993)                   31,162       30,267

Inventories:
   Finished products                             77,919       76,294
   Work in process                                2,936        3,961
   Materials                                      6,455        6,700
                                              ---------    ---------
                                                 87,310       86,955

Deferred income taxes                             1,187        1,562

Other                                             6,548        6,405
                                              ---------    ---------
TOTAL CURRENT ASSETS                            130,746      132,287

Investments                                      20,140       29,080

Property, Plant and Equipment                    62,545       63,331
   Less allowances for depreciation             (29,962)     (27,089)
                                              ---------    ---------
                                                 32,583       36,242

Other Assets                                      6,581        7,434
                                              ---------    ---------
TOTAL ASSETS                                   $190,050     $205,043
                                              =========    =========



See Notes to Consolidated Condensed Financial Statements.

                                    (3)

             Richardson Electronics, Ltd. and Subsidiaries
                 Consolidated Condensed Balance Sheets
               (in thousands, except per share amounts)

                                              February 28    May 31
                                                 1994         1993
                                              ---------    ---------
                                             (Unaudited)   (Audited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Trade accounts payable                           $9,571      $11,902
Compensation and payroll taxes                    2,734        3,939
Accrued interest                                  1,271        2,622
Reserve for litigation settlement and
   phase-down of domestic
   manufacturing operations                       1,990        2,954
Income taxes payable                                233        1,967
Other accrued expenses                            1,521        1,782
Notes payable and current portion of
   of long-term debt                              2,480        3,134
                                              ---------    ---------
TOTAL CURRENT LIABILITIES                        19,800       28,300

Long-Term Debt, less current portion             95,452       98,855

Deferred Income Taxes                             2,379        2,471

Stockholders' Equity
Common stock, $.05 par value; issued
   8,039 at February 28, 1994 and
   8,019 at May 31, 1993                            402          401
Class B Common Stock, convertible,
   $.05 par value; issued 3,248 at
   February 28, 1994 and at May 31, 1993            162          162
Preferred stock, $1.00 par value                     -            -
Additional paid-in capital                       49,287       49,158
Retained earnings                                26,073       26,475
Foreign currency translation adjustment          (3,505)        (779)
                                              ---------    ---------
TOTAL STOCKHOLDERS' EQUITY                       72,419       75,417
                                              ---------    ---------
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                        $190,050     $205,043
                                              =========    =========


See Notes to Consolidated Condensed Financial Statements.

                                    (4)

             Richardson Electronics, Ltd. and Subsidiaries
              Consolidated Condensed Statements of Income
                (in thousands, except per share amounts)
                              (Unaudited)

                                     Three Months Ended      Nine Months Ended
                                        February 28             February 28
                                   ---------- ---------    ---------- ---------
                                     1994       1993         1994       1993
                                   ---------  ---------    ---------  ---------
Net Sales                            $43,051    $38,086     $123,097   $115,893

Costs and Expenses:
   Cost of products sold              30,952     26,786       89,008     79,961
   Selling, general and
      administrative expenses         10,118      9,718       28,536     27,659
   Interest expense                    1,856      1,912        5,609      5,776
   Investment income                    (405)      (912)      (2,069)    (1,920)
   Other (income) expense, net            92        206          498        638
                                   ---------  ---------    ---------  ---------
                                      42,613     37,710      121,582    112,114
                                   ---------  ---------    ---------  ---------
Income before Income Taxes               438        376        1,515      3,779

Income Taxes                             180        140          600      1,400
                                   ---------  ---------    ---------  ---------
Net Income                              $258       $236         $915     $2,379
                                   =========  =========    =========  =========

Net Income per Share                   $0.02      $0.02        $0.08      $0.21
                                   =========  =========    =========  =========

Average Shares Outstanding            11,302     11,417       11,303     11,331
                                   =========  =========    =========  =========

See Notes to Consolidated Condensed Financial Statements.

                                    (5)

            Richardson Electronics, Ltd. and Subsidiaries
           Consolidated Condensed Statements of Cash Flows
                    (in thousands)(unaudited)

                                                 Nine Months Ended
                                                    February 28
                                             ------------------------
                                                 1994         1993
                                              ---------    ---------
OPERATING ACTIVITIES
  Net income                                       $915       $2,379
  Adjustments to reconcile income to cash
    used in operating activities:
      Depreciation                                3,476        3,798
      Amortization of intangibles
        and financing costs                         760          985
      Deferred income taxes                         278          592
      Common stock awards and contribution
        to employee stock ownership plan            193          209
  Changes in current accounts, net of effects
    of acquisitions and currency translation:
      Accounts receivable                        (1,711)         358
      Inventories                                (1,806)      (3,454)
      Other current assets                         (379)       1,930
      Accounts payable                           (2,329)        (763)
      Other liabilities                          (5,355)      (2,397)
                                              ---------    ---------
NET CASH (USED IN) PROVIDED BY
   OPERATING ACTIVITIES                          (5,958)       3,637
                                              ---------    ---------
FINANCING ACTIVITIES
  Proceeds from borrowings                          753        6,370
  Payments on debt                               (3,901)      (8,433)
  Cash dividends                                 (1,317)      (1,312)
                                              ---------    ---------
NET CASH USED IN FINANCING ACTIVITIES            (4,465)      (3,375)
                                              ---------    ---------
INVESTING ACTIVITIES
  Investment activity, including
    income reinvestment                           8,940       (2,026)
  Capital expenditures                           (1,161)      (1,719)
  Other                                              85          211
                                              ---------    ---------
NET CASH PROVIDED BY (USED IN)
  INVESTING ACTIVITIES                            7,864       (3,534)
                                              ---------    ---------
DECREASE IN CASH AND EQUIVALENTS                 (2,559)      (3,272)

Cash and equivalents at beginning of year         7,098        8,073
                                              ---------    ---------
CASH AND EQUIVALENTS AT END OF PERIOD            $4,539       $4,801
                                              =========    =========

See Notes to Consolidated Condensed Financial Statements.
                                    (6)

                  Richardson Electronics, Ltd. and Subsidiaries
              Notes to Consolidated Condensed Financial Statements

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

NOTE B -- INCOME TAXES
The income tax provision of $600,000 for the nine months ended February 28, 1994 is based on the estimated effective tax rate of 40% for fiscal 1994 income. This rate differs from the applicable federal statutory rate of 34% principally as a result of state income taxes and foreign operating losses for which the related tax benefit will not be recognized until future foreign earnings are realized. The income tax provision of $1,400,000 for the nine months ended February 28, 1993 was based on the estimated effective tax rate of 37%, as a result of state income taxes.

NOTE C -- DEBT AGREEMENTS
Prior to August 31, 1993, the Company entered into negotiations with Continental Bank to amend the terms of its floating rate term loan agreements. The term loan due August 1994, which had a principal balance of $9,269,000 at August 31, 1993, was revised to require quarterly payments of $750,000, with a final balloon payment on August 14, 1994. The payment schedule for the term loan due June 1996 remained unchanged, requiring quarterly principal payments of $375,000.

                                    (7)

                  Richardson Electronics, Ltd. and Subsidiaries
              Notes to Consolidated Condensed Financial Statements

In addition to changes in the interest rates, several changes were made to the financial and operating covenants. The interest coverage ratio minimum was reduced from 1.5:1 to 1.1:1, a new leverage ratio was added and a new loan liquidity ratio required that the Company maintain its cash and investment balances at a minimum of 75% of the outstanding principal balance of the loan due August 1994. At February 28, 1994, the outstanding principal balance on these term loans was $12,269,000.

In March, 1994, the Company entered into a new loan agreement with American National Bank, which replaced the floating rate term loans with a $13,000,000 term loan due November, 1998. The term loan will require quarterly principal payments of $464,300 beginning on April 30, 1994 and a balloon payment at maturity. The loan initially will bear interest floating at the bank's prime rate, or 1 1/2 % above the London Inter Bank Offered Rate (LIBOR), at the Company's option. The interest rate will be adjusted based on the Company's financial performance. Financial covenants under the agreement set benchmark levels for tangible net worth, debt / tangible net worth ratio and annual debt service coverage.

NOTE D -- POTENTIAL LITIGATION
The United States Government has advised the Company that the Government is considering making a claim against the Company under the False Claims Act and the Lanham Act for conduct in connection with a $3.1 million contract to supply the Government with certain tubes which was completed in 1989. The False Claims Act permits the Government to seek a civil penalty for each violation of not less than $5,000 nor more than $10,000, plus three times its damages. The Company believes it has not violated these statutes and is in the early stages of discussing the possibility of resolving the matter with the Government. If such discussions are not satisfactorily concluded, the Company plans to vigorously defend itself against any litigation the Government may initiate.

The status of the Penache litigation remains as described in Note I of the Company's Annual Report.

                                    (8)

                  Richardson Electronics, Ltd. and Subsidiaries
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations

Results of Operations

Net sales for the third quarter ended February 28, 1994 were $43,051,000, up 13% from last year's third quarter total of $38,086,000. Sales by the Company's Display Products Group increased 56.2% to $6,575,000, while sales by the Solid State & Components Group increased 38.2% to $10,584,000. Security Systems Division sales increased 1.8% to $2,645,000, and Electron Device Group sales declined 1.2% to $23,247,000. Nine month sales totals were up 6.2%, to $123,097,000 from $115,893,000.

On a geographic basis, North American sales were up 10% for the quarter, to $25,323,000. Sales for the Latin America / Far East region were up 26.4% for the quarter, to $7,893,000. Europe region sales increased 16.3% for the quarter, to $8,902,000. Sales for the Rapidly Developing Markets (RDM) region declined 20.1% to $933,000, primarily due to a large sales contract recorded in the third quarter of fiscal 1993. The RDM region consists of 77 countries in Africa, the Middle East, South Central Asia, the Commonwealth of Independent States and parts of Oceania. These countries are considered to have high growth potential, and the Company is establishing new programs to increase sales in this region.

Gross margin for the third quarter declined to 28.1% from 29.7% in the prior year. The gross margin decline reflects changes in product mix, which caused product margins on distribution sales to decline to 32.0% from 33.2%. The gross margin also was affected by the continuing high level of manufacturing underabsorption, which was $875,000 for the quarter, compared to $716,000 a year ago. Gross margin for the nine month period declined to 27.7% from 31.0%, as underabsorption increased to $3,991,000 from $1,622,000. Product margin on distribution sales fell to 32.5% from 34.1%.

Selling, general, and administrative expenses for the first nine months of fiscal 1994 were $28,536,000, an increase of $877,000 from the prior year, as payroll additions for the specialty sales program were partially offset by expense reductions. Selling expense as a percent of sales declined to 23.2% from 23.9%. Net non-operating expenses declined 10.1% to $4,038,000,

                                    (9)

                  Richardson Electronics, Ltd. and Subsidiaries
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations

reflecting lower debt levels, and higher realized capital gains on the Company's investment portfolio.

The estimated fiscal 1994 effective tax rate of 40% differs from the federal statutory rate of 34%, primarily as the result of state income taxes and foreign operating losses for which the related tax benefit will not be recognized until future earnings are realized. The fiscal 1993 effective tax rate of 37%, differs from the statutory rate as a result of state income taxes. Net income per share in the third quarter of fiscal 1994 was $.02, unchanged from the third quarter of fiscal 1993. Net income per share for the nine month periods declined to $.08 from $.21.

Liquidity and Capital Resources

Cash (used in) provided by operating activity, after working capital requirements, for the nine months ended February 28, 1994 and 1993, was $(5,958,000) and $3,637,000, respectively The current year result includes U.S. federal income tax payments of $2.6 million, while the prior year included a $3 million tax refund received. The remainder of the change in cash from operations reflects lower net income and changes in working capital balances.

Funding for the current year activity and for scheduled debt repayments was obtained through the liquidation of $8,940,000 from the long-term investment portfolio. Anticipated funds from operations and current short-term financing arrangements are expected to be adequate to meet the operational needs and future dividends of the Company.

As indicated in Note D to the consolidated condensed financial statements, the
U. S. Government is considering filing a claim against the Company in connection with a supply contract which was completed in 1989. The costs of defense against or settlement of the claim, if any, is expected to be met by anticipated funds from operations and current short-term financing arrangements.

                                    (10)

                  Richardson Electronics, Ltd. and Subsidiaries
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations

The term loan agreements issued by the bank contain various financial and operating covenants which have been revised as described in Note C to the consolidated condensed financial statements. In March, 1994, the Company replaced the term loan agreements with a new term loan as described in Note C. Principal balances outstanding at February 28 which were due within one year under the existing term loans have been reclassified as long-term to reflect the new agreements. The new loan agreement also contains financial and operating covenants which set benchmark levels for tangible net worth, debt / tangible net worth ratio and annual debt service coverage.

In connection with the December 1986 debt issuance, certain restrictions were placed on the Company relating to the purchase of treasury stock or the payment of cash dividends. At February 28, 1994, $22,142,000 was available for such transactions. Payment of dividends will be considered quarterly based upon corporate performance.

At February 28, 1994, the market value of the Company's non-current investment portfolio totaled approximately $20,700,000. Included in the portfolio are high-yield investments for which management periodically evaluates the associated market risk. The investments are being maintained for corporate purposes which may include short-term operating needs and the evaluation of opportunities for the Company's expansion.

                                    (11)

                  Richardson Electronics, Ltd. and Subsidiaries
                      Part II - Other Information

ITEM 1.     LEGAL PROCEEDINGS
No material developments have occurred in the matter reported under the category "Legal Proceedings" in the Registrant's Report on Form 10-K for the fiscal year ended May 31, 1993. The case remains in the discovery stage and the court has not determined whether the matter may be maintained as a class action.

The Company has been advised that the U. S. Government is considering filing a claim under the False Claims Act and the Lanham Act for conduct in connection with a $3.1 million supply contract completed in 1989. See Note D to the condensed consolidated financial statements.

ITEM 2.     CHANGES IN SECURITIES
            None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
            None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY 	HOLDERS
            None.


                                    (12)

                  Richardson Electronics, Ltd. and Subsidiaries
                      Part II -- Other Information

ITEM 5.     OTHER INFORMATION
On March 30, the Company entered into a long term loan agreement with American National Bank. The terms of this agreement are summarized in Note C to the condensed consolidated financial statements.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K
       (a)          Exhibits
$13,000,000 Senior Term Note dated March 28, 1994 delivered to American National Bank
       (b)          Reports on Form 8-K  -  None.

                                SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       RICHARDSON ELECTRONICS, LTD.

Date     April 13 , 1994               By   /s/ Leonard R. Prange
                                            Leonard R. Prange
                                              Vice President and
                                              Chief Financial Officer



                                    (13)