Form 10-K
period 1994-05-31
RICHARDSON ELECTRONICS LTD/DE
filed 1994-08-26
CIK 355948

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

 X   ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended       May 31, 1994

                                        OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES  EXCHANGE ACT OF 1934
     For the transition period from    to

Commission File No.   0-12906

                            RICHARDSON ELECTRONICS, LTD.
             (Exact name of registrant as specified in its charter)

        Delaware                            36-2096643
(State of incorporation)        (I.R.S. Employer Identification No.)

                 40W267 Keslinger Road, LaFox, Illinois 60147
             (Address of principal executive offices and zip code)

(Registrant's telephone number including area code): (708) 208-2200

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
     Common Stock, $.05 par value

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.    [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.       Yes    X     No

As of August 24, 1994, there were outstanding 8,190,249 shares of Common Stock,$.05 par value, and 3,247,296 shares of Class B Common Stock, $.05 par value, which are convertible into Common Stock on a share for share basis, of the registrant and the aggregate market value of such shares, held by non-affiliates of the registrant was approximately $27,500,000.

                             (Cover page continued)
              DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K           Document
Part I
Item 1 - Business             Page 11, Note B on pages 18 and 19,
                            and Note J on page 22 of regis
                            trant's Annual Report to Stock
                            holders for the fiscal year ended
                            May 31, 1994
Part II
Item 5 - Market for the       Pages 15 (for dividends), 20 (for
Registrant's Common         dividend restriction) and 24 (for
Stock and Related           stock prices) of registrant's
Security Holder Matters     Annual Report to Stockholders for
                            the fiscal year ended May 31, 1994
Item 6 - Selected             Page 10 of registrant's Annual
Financial Data              Report to Stockholders for the
                            fiscal year ended May 31, 1994
Item 7 - Management's         Pages 11 to 13 of registrant's
Discussion and Analysis     Annual Report to Stockholders for
of Results of Operations    the fiscal year ended May 31, 1994
and Financial Condition
Item 8 - Financial            Pages 14 to 23 of the registrant's
Statements and              Annual Report to Stockholders for
Supplementary Data          the fiscal year ended May 31, 1994
Part III
Item 10 - Directors and       Registrant's Proxy Statement to be
Executive Officers of       used in connection with its Annual
Registrant                  Meeting of Stockholders scheduled
                            to be held October 11, 1994,
                            captions ELECTION OF DIRECTORS -
                            Information Relating to Directors,
                            Nominees and Executive Officers,
                            ELECTION OF DIRECTORS - Af
                            filiations, and SECTION 16 FILINGS
Item 11 - Executive           Registrant's Proxy Statement to be
Compensation                used in connection with its Annual
                            Meeting of Stockholders scheduled
                            to be held October 11, 1994,
                            captions ELECTION OF DIRECTORS -
                            Directors Compensation, and
                            EXECUTIVE COMPENSATION, except
                            captions REPORT ON EXECUTIVE COM
                            PENSATION and PERFORMANCE GRAPH
Item 12 - Security            Registrant's Proxy Statement to be
Ownership of Certain        used in connection with its Annual
Beneficial Owners and       Meeting of Stockholders scheduled
Management                  to be held October 11, 1994,
                            captions ELECTION OF DIRECTORS -
                            Information Relating to Directors,
                            Nominees and Executive Officers,
                            and PRINCIPAL STOCKHOLDERS
Item 13 - Certain             Registrant's Proxy Statement to be
Relationships and           used in connection with its Annual
Related Transactions        Meeting of Stockholders scheduled
                            to be held October 11, 1994, c
                            aption EXECUTIVE COMPENSATION -
                            Compensation / Stock Option Commit
                            tee Interlocks and Insider
                            Participation
Part IV
Item 14 - Exhibits,           Exhibits and Financial Statement
Financial Statements and    Schedules as specified in Item 14
Schedules, and Reports
on Form 8-K

Except as specifically incorporated herein by reference, the above mentioned Annual report to Stockholders and Proxy Statement are not deemed filed as part of this report.

                             PART I

Item 1.   Business

     The registrant (herein with its subsidiaries referred to as the "Company" or "Richardson") operates in one industry as a distributor of electronic components, including vacuum tubes, semiconductors and related products. These devices are used primarily to control electrical power, amplify signals, or as display devices in a variety of industrial, communication and scientific applications. Historically, the Company manufactured certain of the electron tubes it distributed. See Note B of the "Notes to Consolidated Financial Statements" of the Annual Report to Stockholders for the Year Ended May 31, 1994 discussing the phase-down of its involvement in manufacturing operations. In addition, the Company distributes a variety of closed circuit television ("CCTV") equipment and other security systems related products.

     Consolidated sales in 1994 set a new record at $172.1 million, up 8.1 percent over the prior year. The Company believes that much of its growth is attributable to its concentration on specialized areas of the electronics market. Historically, the Company's primary business was the distribution of electron tubes and it continues to be a major distributor of these products. In recent years, the Company has followed the migration of its customers to newer technologies, capitalizing on its expertise as a value-added distributor. In 1994, due to the significant increase in new product offerings including solid state components and cathode ray tubes, such products represented 47% of consolidated sales compared to 23% five years ago. The addition of new product lines is primarily based upon compatibility with the Company's existing customer base. The Company also seeks new applications and customers (including, without limitation, through new and expanded distribution franchises) for its existing product lines.

     A significant portion of the Company's sales are of replacement parts. Specialized areas of the original equipment industry and research and development applications are also served by the Company. The marketing and sales organization of the Company is divided into four strategic business units (SBUs):
Electron Device Group (EDG), Solid State and Components Group
(SSC), Display Products Group (DPG), and Security Systems Division (SSD). EDG distributes power grid tubes and continuous wave magnetrons for industrial heating applications and also thyratrons, ignitrons, receiving tubes and special purpose tubes which are sold to many industries, including automotive, steel, plastics and textiles companies. EDG also distributes high voltage switch tubes and x-ray tubes used in x-ray imaging equipment and specialty tubes for analytical equipment, as well as camera tubes, photomultipliers, switch tubes, magnetrons, hydrogen thyratrons and imaging equipment to the medical industry. Power grid tube and camera tube product lines are sold by EDG to the radio and television broadcast industry. In addition, EDG assists other SBU's to market cathode ray tubes
(CRTs), semiconductors and other products to the broadcast industry. EDG also serves the avionics, marine, microwave and communications markets with product lines including traveling wave tubes, klystrons, planar triodes, hydrogen thyratrons, magnetrons and display storage tubes.

     SSC distributes RF transistors and amplifiers, communi cations modules, passive components, silicon controlled rectifiers, integrated circuits, semiconductors, high voltage capacitors, resistors, broadcast amplifiers, and other RF and microwave semiconductors for avionics, broadcast, communications, data display and industrial applications. DPG markets data display and instrumentation CRTs that are used in data display, marine, medical, radar, and avionic applications. It also distributes flyback transformers and various components for monitor and terminal repair. SSD distributes closed-circuit television (CCTV) equipment, as well as fiber optic, microwave, intercommunication, access control and other security related products, equipment and accessories, for both initial installation and replacement. In addition, SSD is an approved repair service organization. Sales trends for each SBU are summarized and analyzed in Management's Discussion and Analysis on page 11 of the Annual Report to Stockholders for the Year Ended May 31, 1994.

     Sales in the global market for electron tubes in which the Company participates, principally through EDG, is estimated by the Company to have been approximately $2.2 billion in 1993. The Company participates through SSC in specialized segments of the semiconductor portion of the market by distributing power semicon ductors and RF and microwave semiconductors. According to industry estimates, European, United States and Japan-based factory sales for power semiconductors were approximately $4.5 billion in 1993. Richardson estimates the portion of this market it serves at $650 million. DPG estimates factory sales of CRTs in the global market were approximately $5 billion in 1993. Richardson estimates the available market it serves for replacement CRTs is approximately $150 million. The Company esti mates that annual wholesale sales for CCTV and related security equipment in which the Company participates as a distributor, principally through SSD, were approximately $220 million in 1993.

     Sales of solid state components, primarily RF semiconduc tors, have grown rapidly in recent years. Semiconductors have been replacing electron tubes in a number of applications, such as low power television and radio transmitters. However, in many applications, including higher power broadcasting and industrial equipment, electron tubes are more suitable than semiconductors due to the higher power capabilities of tubes and their ability to withstand severe environmental and other conditions which often damage semiconductors. Semiconductors, however, continue to expand the range of their applications. Consequently, many parts of the market for electron tubes in which the Company participates, have been declining. EDG sales, which serve the Company's traditional electron tube market, have declined 6% in 1994, 5% in 1993 and 11% in 1992. Last year the decrease was principally attributable to general market trends, poor economic conditions in Europe and Latin America, and foreign exchange rate fluctuations (see "Management's Discussion and Analysis of Results of Operations and Financial Condition - Sales Analysis, EDG" in the accompanying financial statements). In response to this trend, EDG is seeking to add additional products and expand existing marketing agreements.

     The Company has found that a replacement market for power semiconductors exists and that many of its tube customers have semiconductor requirements as well. In addition SSC's sales to original equipment manufacturers has grown and accounted for approximately 59% of the SBU's 1994 sales. SSC's sales have increased 34% in 1994, 15% in 1993 and 15% in 1992 (see
"Management's Discussion and Analysis of Results of Operations and Financial Condition - Sales Analysis, SSC" in the Annual Report to Stockholders for the Year Ended May 31, 1994.)

     The Company's sales of CRT's and other display products have increased 42% in 1994, 17% in 1993 and 50% in 1992 (see
"Management's Discussion and Analysis of Results of Operations and Financial Condition - Sales Analysis, DPG" in the Annual
Report to Stockholders for the Year Ended May 31, 1994.)

     SSD's sales increased 2% in 1994, declined 13% in 1993 and increased 17% in 1992. (see "Management's Discussion and Analysis of Results of Operations and Financial Condition - Sales
Analysis, SSD" in the Annual Report to Stockholders for the Year
Ended May 31, 1994.)

Developments in the Past Fiscal Year

     In 1993, the Company developed a plan to reorganize its sales staff on a specialty basis by SBU wherever possible. This plan was implemented throughout North America in fiscal 1994. In addition to Corporate Account Managers, who continue to sell the Company's full line of products to large national and international accounts, the Company utilizes a specialty sales staff for selling products for specific SBUs. In addition, several sales engineers were added to the sales staff in the United States and Europe to improve technical service to customers who purchase SSC products. The specialty sales staff is deployed based upon their sales and technical experience to service the products and achieve the growth objectives of the SBU they represent.

     As part of the Department of Justice (DOJ) settlement reached in October 1991, the Company agreed not to make further acquisitions of power grid tube product lines without the approval of the government. This affected the Company's ability to acquire product lines to fully utilize the capacity of its manufacturing facilities in LaFox, Illinois and Brive, France. The LaFox facility, which has been phasing down its operations, experienced underutilization and manufacturing inefficiencies of $.5 million, $.1 million and $1.4 million in 1994, 1993 and 1992, respectively. The Brive facility has sustained similar inefficiencies of $3.7 million, $3.1 million and $2.2 million in 1994, 1993 and 1992. In addition, the company incurred warranty costs on manufactured products of $.8 million, $.4 million and $.3 million in 1994, 1993 and 1992.

     In response to the persistent underutilization and production inefficiencies which were not resolved by other actions taken, the Board of Directors approved management's plan to phase down the Company's involvement in the manufacture of electron tubes. In developing this plan, the Company solicited offers for the sale of the Brive operation from strategic buyers, including local management who has expressed preliminary interest in a management buy-out. The Board has authorized the Company to pursue the buy-out proposal as well as other alternatives.

     The plan includes a $26.5 million charge against 1994 earnings for the estimated cost of the phase-down. Of this charge, $21.4 million consists of asset write-downs and costs related to the sale or disposition of the Brive facility. The balance, $5.1 million, represents an increase in the provision for the phase-down of domestic manufacturing and settlement of certain litigation, originally established at $20.0 million in 1991. See details of management's plan, the related costs and employees affected in Note B of the "Notes to Consolidated Financial Statements" of the Annual Report to Stockholders for the Year Ended May 31,1994. The plan will be completed in fiscal 1995.

Products
     The following is a description of some of the Company's products:

     Power Amplifier / Oscillator Tubes are vacuum or gas filled tubes used in applications where current or voltage amplification and/or oscillation is required. Some areas of use are: induction heating, diathermy equipment, sonic generators, communications and radar systems and power supplies for voltage regulation or amplification.

     Thyratrons and Rectifiers are vacuum or gas filled tubes used to control the flow of electrical current. Thyratrons are used to control ignitrons, electric motor speed controls, theatri cal lighting and machinery such as printing presses and various types of medical equipment. Rectifiers are used to restrict electric current flow to one direction in power supply applications.

     RF Power Transistors are "solid state" high-frequency power amplifiers used in land mobile, aircraft and satellite communications and in many types of electronic instrumentation.

     Closed-circuit Television ("CCTV") products include cameras, lenses, monitors, scanners, time lapse recorders and associated accessories. CCTV products are used in surveillance applications and monitoring hazardous environments in the work-place.

     Magnetrons are high vacuum oscillator tubes which are used to generate energy at microwave frequencies. The pulsed magnetron is predominantly used to generate high energy microwave signals for radar applications. Magnetrons are also used in heating applications such as microwave ovens and devices used by the medical industry.

     Receiving/Industrial Receiving Tubes are vacuum tubes used to regulate or amplify small amounts of power in a wide variety of electrical and electronic equipment. Communications, medical instrumentation, consumer electronics, and industrial controls are typical applications for this product.

     Planar Triodes are high frequency triodes manufactured using a special process to enable them to operate at several thousand megahertz (MHZ). Aircraft instrumentation and television translators use planar triodes.

     Klystrons are vacuum tubes used to amplify or generate power at microwave frequencies by means of velocity modulation.
Applications include radar and telecommunications systems.

     Silicon Controlled Rectifiers (SCR's) and Power Semicon ductor Modules are used in many industrial control applications, and have spawned new applications because of their ability to switch large amounts of power at high speeds. These silicon power devices are capable of operating at up to 4,000 volts at 2,000 amperes.

     Ignitrons are mercury pool tubes used to control the flow of large amounts of electrical current. They are used most often in welding equipment, power conversion and power rectification equipment.

     Electronic Display Tubes are small gas filled tubes which contain multiple elements which can display either numerical or alphabetical characters on command. These display tubes are used in scientific and medical equipment and in various commercial applications.

     Camera Tubes are vacuum tubes used to change a visible light image to electronic signals which are then transmitted to a monitor for conversion back to a visible image. Camera tubes are used in broadcast, security and medical applications.

     Traveling Wave Tubes are high vacuum microwave amplifiers whose electrical signal can be adjusted by means of electrostatic or magnetic fields. Applications include satellite as well as ground telecommunications and electronic countermeasure devices.

     Cathode Ray Tubes ("CRTs") are vacuum tubes which convert an electrical signal into a visual image to display information on computer terminals or televisions used in the medical, scientific and publishing industries as well as in general business applications.

     High Voltage and Power Capacitors are used in industrial, avionics, medical and broadcast applications for filtering, high current by-pass, feed through capacitance for harmonic attenuation, pulse shaping, grid and plate blocking, tuning of tank circuits, antenna coupling, and energy discharge.

     Microwave Diodes are specialized diodes intended for use at microwave and RF frequencies for oscillator, mixer, switching, and power control, and amplifier applications in broadcast, avionic, telecommunication, medical and industrial equipment.

Distribution and Marketing

     The Company buys, warehouses and distributes more than 55,000 types of tubes and semiconductors ranging in price from $1 to $21,000 for tubes and $.10 to $2,500 for semiconductors and related components. The Company processes approximately 550 orders per day averaging more than $1,250 each (for an average total of $687,000 per day). The Company distributes electron tubes it manufactures as well as electron tubes, power, RF and microwave semiconductors and related products purchased from other sources, including Varian Associates, Inc., Motorola, Inc., Clinton Electronics Corp., Burle Industries, Inc., Panasonic Industrial Company, Philips, SGS Thomson, ITT Electron Technology Division, RF Products, Microwave Associates, Powerex, M/A-COM, Joslyn Jennings, Semtech Corp. and Dale Electronics. No single outside supplier currently accounts for more than 10% of the Company's purchases in any year, other than Varian which accounted for approximately 17%, 22% and 21% of purchases in fiscal 1994, 1993 and 1992, respectively. The Company believes that the loss of any one supplier, other than Varian, would not cause a material adverse impact on its earnings and revenues. The Company believes that relationships with Varian are satisfactory.

     The Company has entered into marketing distribution agreements with various manufacturers in the tube, semiconductor, and CCTV industries. The most significant is a distributor agreement with the Electron Device Group of Varian Associates, Inc. ("Varian") under which the Company is Varian's exclusive distributor of power grid tubes throughout the world with the exception of the United States and certain former Eastern Bloc countries where the Company is one of Varian's stocking distributors. This distributor agreement replaces the joint venture between the Company and Varian named Varian Supply Company ("VASCO") which was dissolved in fiscal 1992 as part of the Company's settlement of the DOJ's investigation of the Company. Such settlement also included an agreement by the Company to obtain DOJ approval, except under limited circumstances, for the acquisition of any company (or its power grid tube assets) engaged in the rebuilding, manufacture, or distribution of power grid tubes. (See Note K of the "Notes to Consolidated Financial Statements" of the Annual Report to Stockholders for the Year Ended May 31,1994.) Varian product accounted for 18%, 20% and 25% of net sales of the Company in fiscal 1994, 1993 and 1992, respectively.

     Customer orders are taken by the regional sales offices and directed to the Company's headquarters and distribution facility in LaFox, Illinois or to one of its international distribution centers. The Company utilizes a sophisticated data processing network which provides on-line, real-time interconnection of all sales offices, manufacturing facilities and central distribution operations. Information on stock availability, customers, and competitive market analyses are instantly obtainable by management and the entire distribution network. Most of the products distributed by Richardson are critical to the function of the equipment in which they are used, therefore, Richardson utilizes this system to facilitate same day shipment of over 90% of its customer orders received.

     In 1994 the Company reorganized its sales staff on a specialty basis wherever possible (see Part I, Item 1., Business
- - - Developments in the Past Fiscal Year".)

     The Company markets its products to manufacturers and users of equipment in, among others, the areas of communications, industrial heating, marine, medical care and avionics. The Company also sells to customers who purchase for resale, including electronics distributors and service companies. The Company has established supply contracts, generally for a one-year term, with certain customers, and is committed pursuant to these contracts to maintain minimum inventories so as to provide product without significant delay. Management believes that for the past two fiscal years approximately 20% of the Company's sales were made under such supply contracts. During the past five years no single customer has represented more than 10% of the Company's sales.

     The Company emphasizes sales to replacement markets. Some of these markets may expand as new equipment utilizing electron tubes continues to be sold. For example: equipment such as video monitors and computer display terminals which use cathode ray tubes also present expanding market opportunities for replacement purposes; new communications equipment using microwave devices such as traveling wave tubes and klystrons and RF transistors continues to be developed for applications with high power or high-frequency requirements that tube technology alone can provide. Richardson sales include products for use in applications in the following industries: automotive, avionics, broadcasting, closed-circuit television, communications, food processing, marine, medical, steel, and telecommunications, as well as federal, state and local governments.

     The Company's backlog of firm orders scheduled for future delivery within 12 months was $29,700,000, $22,400,000 and $21,400,000 as of May 31, 1994, 1993 and 1992, respectively. The
Company's backlog consists primarily of commercial contracts that require future shipping dates. The level of the Company's backlog is not indicative of future sales.

International

     International sales represented approximately 46% of the Company's fiscal 1994 sales. These sales were $79,123,000, $75,101,000, and $77,916,000 in fiscal years 1994, 1993 and 1992, respectively. Export sales shipped directly from the United States, principally to European and Latin American customers, were $29,667,000, $28,396,000 and $29,839,000 in 1994,1993 and
1992. The Company has 33 locations throughout the world. See Note J of the "Notes to Consolidated Financial Statements" of the Annual Report to Stockholders for the Year Ended May 31,1994 for details of the Company's international operations, including sales, operating income and identifiable assets.

Manufacturing

     The Company distributes its manufactured products principally under the trade names "National", "Cetron" and "Amperex". Located in LaFox, Illinois and Brive, France, the Company's manufacturing operations, including value-added, accounted for approximately 18% of its product distribution requirements in fiscal 1994. Such manufacturing operations contributed sales of approximately $30 million in fiscal 1994, $33 million in fiscal 1992 and $35 million in fiscal 1992.

     The products currently manufactured by the Company include thyratrons and rectifiers, power tubes, ignitrons, electronic display tubes, phototubes, SCR Assemblies, CW and pulsed magnetrons and spark gap tubes. The materials used in the manufacturing process are readily available and consist of glass bulbs and tubing, nickel, stainless steel and other metals, plastic and metal bases, ceramics, and a wide variety of fabricated metal components.

     See above, Part I, Item 1. Business, Developments in the Past Fiscal Year for information on the Company's planned phase-down of manufacturing operations. These plans include the sale or disposition of the Company's Brive operations. As part of any sale, the Company intends to enter into purchase commitments with the buyer in order to assure an uninterrupted source of supply for its customers. It is anticipated that the higher earnings levels and stability which will result from the elimination of manufacturing inefficiencies will be partially offset by reduced profit margins on distributed product.

Research and Development

     The objective of the Company's research and development is to increase the number of applications for its products and to develop existing technology with respect to advanced products. The Company emphasizes product development rather than basic research. The ability of the Company to compete is, in part, dependent upon its ability to anticipate changing market needs and to provide the required products.

     At present, a staff of 11 persons are involved, on a full- or part-time basis, in various phases of product development. The
Company's expenditures in this area were $358,000, $584,000 and $548,000 in fiscal 1994, 1993 and 1992.

Employees

     As of May 31, 1994, the Company employed 392 individuals on a full time basis at U.S. locations. Of these, 53 are employed in administrative and clerical positions, 219 are employed in sales and distribution, and 120 are employed in value-added and product manufacturing. The Company's foreign subsidiaries employ an additional 262 individuals of which 119 individuals are engaged in administrative, sales and distribution and 143 in manufacturing. All of the Company's U.S. employees are non-union. A portion of the Company's employees in Brive, France are represented by unions. The Company's relations with such unions have been satisfactory.

Competition

     Although the Company believes it is an important distributor of electron tubes and semiconductors in the United States, it competes worldwide with other general line distributors and manufacturers and other distributors of electronic components (including original equipment manufacturers), many of which are substantially larger and have greater resources than the Company. The Company also competes against manufacturers of semiconductors, which have replaced electron tubes in many applications. Also see above Part I, Item 1, Business, Develop ments in the Past Fiscal Year.

Patents and Trademarks

     The Company acquired certain manufacturing patents and trademarks in connection with acquisitions, including the trademarks "National", "Cetron," and "Amperex." The Company believes that although the patents and trademarks it has obtained have value, they will not be determinative of the Company's success, which depends principally upon its marketing technical support, product dlivery and upon the quality and economic value of its products.

Item 2.   Properties

     The Company owns facilities on approximately 300 acres in LaFox, Illinois, consisting of a modern, single and two-story concrete, brick and steel constructed building containing approximately 255,000 square feet of manufacturing, warehouse and office space. The Company also owns a four-story building containing approximately 45,000 square feet of warehouse space on
1.5 acres in Geneva, Illinois. The Company's United Kingdom subsidiary owns a 12,000 square foot single story brick building in Lincoln, England which it utilizes as a sales office and warehouse hub for European sales distribution. The Company's Spanish subsidiary owns a 3,510 square foot office and warehouse space in a 55,000 square foot industrial concrete building constructed in 1988 in Madrid, Spain. The Company's Italian subsidiary owns an office and warehouse facility located in Florence, Italy which consists of approximately 6,400 square feet of a brick and concrete industrial building. A French subsidiary of the Company owns a single and two-story concrete, brick and steel constructed building of approximately 130,000 square feet in Brive, France, which it uses for manufacturing, warehouse and office.

     The Company also rents branch sales offices on a short-term basis in or near Boston, New York, Orlando, Dallas, San Francisco, Los Angeles, Seattle and Miami; and in Montreal, Canada; and Munich, Germany. Additional sales offices, which include warehouse space, leased on a short-term basis, are located in or near Toronto, Canada; Paris, France; Tokyo, Japan and Singapore. Additional warehouse space in Geneva, Illinois is also rented on a short-term basis. The Company also leases a facility from a trust, of which Edward J. Richardson, Chairman of the Board of the Company, is the principal beneficiary. Such facility is used by SSD as its sales office and warehouse. Under the terms of this lease, the Company is obligated to make rental payments of $68,705 per year, expiring in 1996. In the opinion of management, the lease is on terms no less favorable to the Company than similar leases which would be available from unre lated third parties.

Item 3.   Legal Proceedings

     No material developments have occurred in the matter of Panache Broadcasting of Pennsylvania, Inc. v. Richardson Electron ics, Ltd., Varian Associates, Inc., and Varian Supply Company, pending in the United States District Court for the Northern District of Illinois, Eastern Division, docket no. 90 C 6400. The complaint alleges violations of Sections 1 and 2 of the Sherman Act and Section 7 of the Clayton Act As previously reported the matter remains primarily in the discovery stage and the Court has not determined whether the matter may be maintained as a class action.

     The United States Government advised the Company in March 1994 that the Government may assert a claim for damages and penalties against the Company under the False Claims Act and the Lanham Act for conduct in connection with a $3.1 million contract completed in 1989 to supply certain tubes. The False Claims Act permits the Government to seek a civil penalty for each violation of not less than $5,000 nor more than $10,000, plus three times its damages. The Company believes it has not violated these statutes and is discussing the resolution of the matter with the Government. If such discussions are not satisfactorily concluded, the Company plans to vigorously defend itself against any litigation the Government may initiate.

Item 4.   Submission of Matters to a Vote of Security Holders

          No matters were submitted to a vote of stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended May 31, 1994.

                            PART II

Item 5.   Market for the Registrant's Common Stock and Related
          Security Holder Matters

     Incorporated herein by reference to pages 15 (for dividend payments), 20 (for dividend restriction) and 24 (for market data) of the Annual Report to Stockholders for the Year Ended May 31,
1994.

Item 6.   Selected Financial Data

     Incorporated herein by reference to page 10 of the Annual
Report to Stockholders for the Year Ended May 31, 1994.

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

     Incorporated herein by reference to pages 11 to 13 of the Annual Report to Stockholders for the Year Ended May 31, 1994.

Item 8.   Financial Statements and Supplementary Data

     Incorporated herein by reference to pages 14 through 23 of the Annual Report to Stockholders for the Year Ended May 31,
1994.

Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.

     No event has occurred within the 24 month period prior to the date of Company's most recent financial statements, which would require disclosure under Item 9 of this Report.

                            PART III

Item 10.  Directors and Executive Officers of the Registrant

     Information concerning Directors and Executive Officers of the Company is contained in the Company's Proxy Statement to be used in connection with its Annual Meeting of Stockholders scheduled to be held October 11, 1994, under the captions "ELECTION OF DIRECTORS - Information Relating to Directors, Nominees and Executive Officers," "ELECTION OF DIRECTORS - Affiliations" and "SECTION 16 FILINGS," which information is incorporated herein by reference.

Item 11.  Executive Compensation

     Incorporated herein by reference is information concerning executive compensation is contained in the Company's Proxy Statement to be used in connection with its Annual Meeting of Stockholders scheduled to be held October 11, 1994, under the captions "ELECTION OF DIRECTORS - Directors Compensation" and "EXECUTIVE COMPENSATION," except for captions "REPORT ON EXECUTIVE COMPENSATION" and "PERFORMANCE GRAPH."

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management

     Information concerning Security ownership of certain beneficial owners and management is contained in the Company's Proxy Statement to be used in connection with its Annual Meeting of Stockholders scheduled to be held October 11, 1994, under the caption "ELECTION OF DIRECTORS - Information Relating to Directors, Nominees and Executive Officers" and "PRINCIPAL STOCKHOLDERS," which information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

     Information concerning certain relationships and related transactions is contained in the Company's Proxy Statement to be used in connection with its Annual Meeting of Stockholders scheduled to be held October 11, 1994, under the caption "EXECUTIVE COMPENSATION - Compensation Committee Interlocks and Insider Participation," which information is incorporated herein by reference.

                            PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K

     (a) The following consolidated financial statements of the registrant and its subsidiaries included on pages 14 through 23 of its Annual Report to Stockholders for the fiscal year ended
May 31, 1994 are incorporated herein by reference:

                                                Filing
                                                Method
Report of Independent Accountants                  E - Exhibit 13
1.   FINANCIAL STATEMENTS                          E - Exhibit 13
 Consolidated Balance Sheets - May 31, 1994 and    E
  1993
 Consolidated Statements of Operations - Years     E
  ended May 31, 1994, 1993 and 1992
 Consolidated Statements of Cash Flows -Years      E
  ended May 31, 1994, 1993 and 1992
 Consolidated Statements of Stockholders' Equity - E
  Years ended May 31, 1994, 1993 and 1992
 Notes to Consolidated Financial Statements        E

     The following consolidated financial information for the fiscal years 1994, 1993 and 1992 is submitted herewith:

2.   FINANCIAL STATEMENT SCHEDULES:
 VIII  Valuation and Qualifying Accounts           E - Exhibit 99.1
 IX    Short-Term Borrowings                       E - Exhibit 99.2
 XIII  Other Investments                           E - Exhibit 99.3

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange
Commission are not required under the related instructions or are inapplicable, and therefore, have been omitted.

     (b)  REPORTS ON FORM 8-K.

     There were no reports on Form 8-K during the last quarter of the period covered by this report.


          (c)  EXHIBITS                                 Filing
                                                        Method

3(a)      Restated Certificate of Incorporation of the   NA
          Company, incorporated by reference to
          Appendix B to the Proxy Statement/ Pro
          spectus dated November 13, 1986, included in the Company's Registration Statement on Form
          S-4 Commission File No. 33-8696.

3(b)      By-laws of the Company, as amended.            E

4(a)      Specimen forms of Common Stock and Class B     NA
          Common Stock certificates of the Company incorporated by reference to Exhibit 4(a) to the Company's Registration Statement on Form
          S-1, Commission File No. 33-10834.

4(b)      Indenture between the Company and Conti        NA
          nental Illinois National Bank and Trust
          Company of Chicago (including form of 7-1/4%
          Convertible Subordinated Debentures due
          December 15, 2006) incorporated by reference to Exhibit 4(b) to the Company's Annual
          Report on Form 10-K for the fiscal year
          ended May 31, 1990.

10(a)     $13,000,000 Senior Term Note dated March 28,   NA
          1994 delivered to American National Bank, incorporated by reference to the Company's
          Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 1994.

10(b)     Industrial Building Lease, dated April 14,     NA
          1993  between the Company and the American
          National Bank & Trust, as trustee under
          Trust No. 56120 dated 2-23-83, incorporated by reference to Exhibit 10(b) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1994.

10(c)     The Company's Employees Profit Sharing  Plan   E
          and Trust Agreement, (as amended and
          restated effective June 1, 1989) dated July
          14, 1994.

10(d)     The Company's Amended and Restated Incentive   NA
          Stock Option Plan effective April 8, 1987 incorporated by reference to Exhibit 10(m) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1987.

10(d)(1)  First Amendment to the Company's Amended and   NA
          Restated Incentive Stock Option Plan
          effective April 11, 1989 incorporated by reference to Exhibit 10(l)(1) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1989.

10(d)(2)  Second Amendment to the Company's Amended      NA
          and Restated Incentive Stock Option Plan effective April 11, 1989 incorporated by reference to Exhibit 10(l)(2) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1991.

10(e)     The Company's Amended and Restated Employees   NA
          Stock Purchase Plan, incorporated by
          reference to the Company's Proxy Statement used in connection with its Annual Meeting of Stockholders held October 2, 1985.

10(e)(1)  First Amendment to Amended and Restated        NA
          Employees Stock Purchase Plan, incorporated by reference to Appendix D to the Company's
          Proxy Statement/Prospectus dated November
          13, 1986 included in its Registration
          Statement on Form S-4, Commission File No.
          33-8696.

10(e)(2)  Second Amendment to Amended and Restated       NA
          Employees Stock Purchase Plan, incorporated by reference to Appendix E to the Company's
          Proxy Statement/Prospectus dated November
          13, 1986 included in its Registration
          Statement on Form S-4, Commission File No.
          33-8696.

10(e)(3)  Third Amendment to Amended and Restated        NA
          Employees Stock Purchase Plan incorporated by reference to Exhibit 10(m)(3) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1990.

10(e)(4)  Fourth Amendment to Amended and Restated       NA
          Employees Stock Purchase Plan incorporated by reference to Exhibit 10(m)(4) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1991.

10(e)(5)  Fifth Amendment to Amended and Restated        NA
          Employees Stock Purchase Plan incorporated by reference to Exhibit 10(m)(5) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1991.

10(f)     Employees Stock Ownership Plan and Trust       E
          Agreement, effective as of June 1, 1987, dated July 14, 1994.

10(g)     Stock Option Plan for Non-Employee directors   NA
          incorporated by reference to Appendix A to the Company's Proxy Statement dated August
          30, 1989 for its Annual Meeting of
          Stockholders held on October 18, 1989.

10(h)     The Company's Employees' Incentive Compen      NA
          sation Plan incorporated by reference to Appendix A to the Company's Proxy Statement dated August 31, 1990 for its Annual Meeting of Stockholders held on October 9, 1990.

10(h)(1)  First Amendment to Employees Incentive         NA
          Compensation Plan incorporated by reference to Exhibit 10(p)(1) to the Company's Annual
          Report on Form 10-K for the fiscal year
          ended May 31, 1991.

10(i)     Richardson Electronics, Ltd. Employees' 1994   NA
          Incentive Compensation Plan incorporated by reference to Exhibit A to the Company's
          Proxy Statement dated August 31, 1994 for its Annual Meeting of Stockholders held on October 11, 1994.

10(j)     Correspondence outlining Agreement between     NA
          the Company and Arnold R. Allen with respect to Mr. Allen's employment by the Company, incorporated by reference to Exhibit 10(v) to the Company's Annual Report on Form 10-K, for the fiscal year ended May 31, 1985.

10(j)(1)  Letter dated February 3, 1992 between the      NA
          Company and Arnold R. Allen outlining Mr.
          Allen's engagement as a consultant by the Company, incorporated by reference to
          Exhibit 10 (r)(1) to the Company's Annual
          Report on Form 10-K, for the fiscal year ended May 31, 1992.

10(j)(2)  Letter dated April 1, 1993 between the         NA
          Company and Arnold R. Allen regarding Mr.
          Allen's engagement as consultant by the
          Company, incorporated by reference to
          Exhibit 10(i)(2) to the Company's Annual
          Report on Form 10-K for the fiscal year
          ended May 31, 1994.

10(k)     Letter dated January 14, 1992 between the      NA
          Company and Jacques Bouyer setting forth the terms of Mr. Bouyer's engagement as a management consultant by the Company for Europe, incorporated by reference to Exhibit
          10(t)(1) to the Company's Annual  Report on
          Form 10-K for the fiscal year ended on May
          31, 1992.

10(k)(1)  Letter dated January 15, 1992 between the      NA
          Company and Jacques Bouyer setting forth the terms of Mr. Bouyer's engagement as a management consultant by the Company for the United States, incorporated by reference to
          Exhibit 10(t)(1) to the Company's Annual
          Report on Form 10-K for the fiscal year
          ended on May 31, 1992.

10(l)     Letter dated November 27, 1992 between the     NA
          Company and Ad Ketelaars setting forth the terms of Mr. Ketelaars' employment by the Company, incorporated by reference to
          Exhibit 10(k) to the Company's Annual Report on Form 10-K for the fiscal year ended on May 31, 1994.

10(m)     Letter dated January 13, 1994 between the      E
          Company and Samuel Rubinovitz setting forth the terms of Mr. Rubinovitz' engagement as management consultant by the Company.

10(n)     Letter dated April 1, 1994 between the         E
          Company and Leonard R. Prange setting forth the terms of Mr. Prange's employment by the Company.

10(o)     Letter dated April 4, 1994 between the         E
          Company and Bart F. Petrini setting forth the terms of Mr. Petrini's employment by the Company.

10(p)     Letter dated May 20, 1994 between the          E
          Company and William J. Garry setting forth the terms of Mr. Garry's employment by the Company.

10(q)     The Company's Directors and Officers Lia       NA
          bility Insurance Policy issued by Chubb
          Group of Insurance Companies Policy Number
          8125-64-60A incorporated by reference to
          Exhibit 10(u) to the Company's Annual Report on Form 10-K for the fiscal year ended May
          31, 1991.

10(q)(1)  The Company's Directors and Officers Lia       E
          bility Insurance Policy renewal issued by Chubb Group of Insurance Companies Policy
          Number 8125-64-60B.

10(q)(2)  The Company's Directors and Officers Lia       E
          bility Insurance Policy issued by National
          Union Fire Insurance Policy Number 4392020.

10(q)(3)  The Company's Directors and Officers Lia       E
          bility Insurance Policy issued by CNA In surance Companies Policy Number
          DOX600028634.

10(r)     Plea Agreement, dated September 30, 1991,      NA
          executed by Registrant in the matter of
          United States of America v. Richardson
          Electronics, Ltd., filed in the United
          States District Court for the Northern
          District of Illinois, Eastern Division, as
          Docket No. 91 CR 0791, with Information
          attached, incorporated by reference to
          Exhibit 10(a) of the Company's Current
          Report on Form 8-K for September 30, 1991.

10(r)(1)  Stipulation, dated September 30, 1991,         NA
          executed by Registrant in the matter of
          United States of America v. Richardson
          Electronics, Ltd., filed in the United
          States District Court for the Northern
          District of Illinois, Eastern Division, as
          Docket No. 91 C 6211, with proposed Final
          Judgment attached, incorporated by reference to Exhibit 10(b) of the Company's Current
          Report on Form 8-K for September 30, 1991.

10(r)(2)  Settlement Agreement, dated September 30,      NA
          1991, between Registrant and the United
          States of America, incorporated by reference to Exhibit 10(c) of the Company's Current
          Report on Form 8-K for September 30, 1991.

10(r)(3)  Distributor Agreement, executed August 8,      NA
          1991, between Registrant and Varian Asso ciates, Inc., incorporated by reference to
          Exhibit 10(d) of the Company's Current
          Report on Form 8-K for September 30, 1991.

10(r)(4)  First Amendment to Distributor Agreement       NA
          (which is Exhibit 10(v)(4) hereto) between Varian Associates, Inc. and the Company as of April 10, 1992, incorporated by reference to Exhibit 10(v)(5) of the Company's Annual
          Report on Form 10-K for the fiscal year
          ended May 31, 1992.

10(r)(5)  Amendment, dated as of September 30, 1991,     NA
          between Registrant and Varian Associates,
          Inc., incorporated by reference to Exhibit
          10(e) of the Company's Current Report on
          Form 8-K for September 30, 1991.

10(r)(6)  Final Judgment, dated April 1, 1992, in the    NA
          matter of United States of America v.
          Richardson Electronics, Ltd., filed in the United States District Court for the
          Northern District of Illinois, Eastern
          Division, as Docket No. 91 C 6211 incorpo rated by reference to Exhibit 10(v)(7) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1992.

10(s)     Trade Mark License Agreement dated as of May   NA
          1, 1991 between North American Philips
          Corporation and the Company incorporated by reference to Exhibit 10(w)(3) of the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1991.

10(t)     Amended and Restated Administrative            NA
          Agreement between the Company and the
          Company's National Electronics Division and the Defense Logistics Agency dated February
          3, 1992, incorporated by reference to
          Exhibit 10(x)(2) to the Company's Annual
          Report on Form 10-K for the fiscal year
          ended May 31, 1992.

11        Statement re computation of net income per     E
          share.

13        Annual Report to Stockholders for fiscal       E
          year ending May 31, 1994 (except for the pages and information thereof expressly incorporated by reference in this Form 10-K, the Annual Report to Stockholders is provided solely for the information of the Securities and Exchange Commission and is not deemed "filed" as part of this Form 10-
          K).

21        Subsidiaries of the Company.                   E

23        Consent of Independent Accountants.            E

99.1      Schedule VIII                                  E

99.2      Schedule IX                                    E

99.3      Schedule XIII                                  E

99.4      Appendix                                       E


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RlCHARDSON ELECTRONICS, LTD.

By: /S/ Edward J. Richardson,
Chairman of the Board and
President

By: /S/ William J. Garry,
Vice President and
Chief Financial Officer

Date: August 26, 1994

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Edward J. Richardson,           /s/ Dennis R Gandy,
Chairman of the Board              Director
(principal executive               August 26, 1994
officer), President
and Director
August 26, 1994

/s/ Arnold R Allen,                /s/ David Gilden,
Director                           Director
August 26, 1994                    August 26, 1994

/s/ Joel Levine,                   /s/ Scott Hodes,
Director                           Director
August 26, 1994                    August 26, 1994


/s/Leonard R. Prange,              /s/ Samuel Rubinovitz,
Director                           Director
August 26, 1994                    August 26, 1994


/s/ Jacques Bouyer,                /s/ Kenneth J. Douglas,
Director                           Director
August 26, 1994                    August 26, 1994