Form 10-Q
period 1994-08-31
RICHARDSON ELECTRONICS LTD/DE
filed 1994-10-14
CIK 355948

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-Q
(Mark One)
 X		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 1994
OR
		TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from _____________ to ______________

Commission file number	0-12906
                        RICHARDSON ELECTRONICS, LTD.
            (Exact name of registrant as specified in its charter)

                Delaware				           36-2096643
(State of incorporation or organization)	 (I.R.S. Employer Identification No.)

             40W267 Keslinger Road, LaFox, Illinois 60147
          (Address of principal executive offices and zip code)

(Registrant's telephone number, including area code:   (708) 208-2200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. 	Yes	X	No

As of October 11, 1994, there were outstanding 8,190,386 shares of Common Stock, $.05 par value, and 3,247,159 shares of Class B Common Stock, $.05 par value, which are convertible into Common Stock on a share for share basis.

This Quarterly Report on Form 10-Q contains 13 pages.  It does not contain an exhibit index.

						(1)

                                   INDEX

                                             												Page

PART 1 - FINANCIAL INFORMATION

	Consolidated Condensed Balance Sheets					                3
	Consolidated Condensed Statements of Income				           5
	Consolidated Condensed Statements of Cash Flow				        6
	Notes to Consolidated Condensed Financial Statements			   7
	Management's Discussion and Analysis of the Financial
		Condition and Results of Operations					                 9

PART II - OTHER INFORMATION								                       12





						(2)
                  Richardson Electronics, Ltd. and Subsidiaries
                     Consolidated Condensed Balance Sheets
                              (in thousands)

                                             August 31     May 31
                                               1994         1994
                                             ---------   ---------
                                            (Unaudited) (Audited)
ASSETS
Current Assets
 Cash and equivalents                          $8,194      $9,739

Receivables, less allowances of $1,461
    and $1,405                                 34,152      34,901

 Inventories:
    Finished products                          76,882      72,136
    Work in process                               620       1,049
    Materials                                   1,253         678
                                             ---------   ---------
                                               78,755      73,863
 Assets held for disposition, less valuation
   reserves of $16,900 and $15,832             10,232      10,274

 Other                                          8,322       8,190
                                             ---------   ---------
TOTAL CURRENT ASSETS                          139,655     136,967

Investments                                    14,631      17,836

Property, Plant and Equipment                  39,671      41,608
   Less accumulated depreciation              (22,965)    (24,676)
                                             ---------   ---------
                                               16,706      16,932

Other Assets                                    7,229       7,797
                                             ---------   ---------
TOTAL ASSETS                                 $178,221    $179,532
                                             =========   =========

See notes to consolidated condensed financial statements.

                 Richardson Electronics, Ltd. and Subsidiaries
                    Consolidated Condensed Balance Sheets
                   (in thousands, except per share amounts)

                                             August 31     May 31
                                               1994         1994
                                             ---------   ---------
                                            (Unaudited) (Audited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
 Accounts payable                             $11,145     $10,925
 Accrued expenses                               9,202      11,839
 Liabilities related to disposition            15,760      15,842
 Current portion of long-term debt              1,867       1,867
                                             ---------   ---------
 TOTAL CURRENT LIABILITIES                     37,974      40,473

Long-term debt, less current portion           85,955      86,421

Deferred income taxes                              57          65

Stockholders' Equity
 Common stock, $.05 par value; issued
   8,190 at August 31, 1994 and
   8,056 at May 31, 1994                          409         403
 Class B Common Stock, convertible, $.05 par
   value; issued 3,247 at August 31, 1994
   and 3,247 at May 31, 1994                      162         162
 Preferred stock, $1.00 par value                  --          --
 Additional paid-in capital                    49,845      49,352
 Retained earnings                              5,252       4,912
 Foreign currency translation adjustment       (1,647)     (2,383)
 Market appreciation on investments, net of
   tax                                            214         127
                                             ---------   ---------
  TOTAL STOCKHOLDERS' EQUITY                   54,235      52,573
                                             ---------   ---------
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                      $178,221    $179,532
                                             =========   =========
See notes to consolidated condensed financial statements.

              Richardson Electronics, Ltd. and Subsidiaries
               Consolidated Condensed Statements of Income
                 (in thousands, except per share amounts)
                               (Unaudited)

                                              Three Months Ended
                                                   August 31
                                             ----------- ---------
                                               1994        1993
                                             ---------   ---------
Net sales                                     $46,407     $35,846

Costs and expenses:
   Cost of products sold                       32,904      25,883
   Selling, general and
      administrative expenses                  10,980       8,874
   Interest expense                             1,549       1,862
   Investment income                             (246)     (1,001)
   Other (income) expense, net                      6         128
                                             ---------   ---------
                                               45,193      35,746
                                             ---------   ---------
Income before income taxes                      1,214         100

Income taxes                                      430          40
                                             ---------   ---------
Net income                                       $784         $60
                                             =========   =========

Net income per share                             $.07        $.01
                                             =========   =========

Average shares outstanding                     11,428      11,308
                                             =========   =========

See notes to consolidated condensed financial statements.

             Richardson Electronics, Ltd. and Subsidiaries
            Consolidated Condensed Statements of Cash Flows
                     (in thousands)(unaudited)

                                               Three Months Ended
                                                  August 31
                                            -----------------------
                                               1994        1993
                                             ---------   ---------
OPERATING ACTIVITIES
  Net income                                     $784         $60
   Non-cash charges to income:
      Depreciation                                681       1,174
      Amortization of intangibles
        and financing costs                        86         241
      Deferred income taxes                       381         109
      Common stock awards and contribution
        to employee stock ownership plan          505          67
                                             ---------   ---------
    Total non-cash charges                      1,653       1,591
                                             ---------   ---------
     Net income, adjusted for non-cash
       charges                                  2,437       1,651
  Changes in working capital, net of effects
    of currency translation:
      Accounts receivable                       1,182       2,569
      Inventories                              (3,997)     (2,630)
      Other current assets                        (73)     (1,792)
      Accounts payable                              7      (2,759)
      Other liabilities                        (2,956)     (5,234)
                                             ---------   ---------
    Net changes in working capital             (5,837)     (9,846)
                                             ---------   ---------
NET CASH USED IN OPERATING ACTIVITIES          (3,400)     (8,195)
                                             ---------   ---------
FINANCING ACTIVITIES
  Payments on debt                               (466)       (676)
  Cash dividends                                 (445)       (438)
                                             ---------   ---------
NET CASH USED IN FINANCING ACTIVITIES            (911)     (1,114)
                                             ---------   ---------
INVESTING ACTIVITIES
  Reduction in investments                      3,347       4,515
  Capital expenditures                           (607)       (325)
  Other                                            26         122
                                             ---------   ---------
NET CASH PROVIDED BY INVESTING ACTIVITIES       2,766       4,312
                                             ---------   ---------
DECREASE IN CASH AND EQUIVALENTS               (1,545)     (4,997)

Cash and equivalents at beginning of year       8,194       2,101
                                             ---------   ---------
CASH AND EQUIVALENTS AT END OF PERIOD          $6,649     ($2,896)
                                             =========   =========

See notes to consolidated condensed financial statements.


               Richardson Electronics, Ltd. and Subsidiaries
           Notes to Consolidated Condensed Financial Statements
                                (Unaudited)

Note A -- Basis of Presentation
The accompanying unaudited Consolidated Condensed Financial Statements ("Statements") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the periods covered have been reflected in the Statements. Certain information and footnotes necessary for a fair presentation of the financial position and results of operations in conformity with generally accepted accounting principles have been omitted in accordance with the aforementioned instructions. It is suggested that the Statements be read in conjunction with the Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended May 31, 1994.

Note B -- Income Taxes
The income tax provision of $430,000 for the three months ended August 31, 1994 is based on the estimated effective tax rate of 35% for fiscal 1995 income. This rate differs from the applicable federal statutory rate of 34% principally as a result of state income taxes. The income tax provision of $60,000 for the three months ended August 31, 1993 is based on the estimated effective tax rate of 40% for fiscal 1994 income. This rate differs from the applicable federal statutory rate of 34% principally as a result of state income taxes and foreign operating losses for which the related tax benefit will not be recognized until the future foreign earnings are realized.

Note C -- Phase-down of Manufacturing Operations
The Company recorded a charge of $26,500,000 in the fourth quarter of 1994 to provide for the phase-down of its manufacturing operations, including $21,400,000 for planned sale or dissolution of its Brive, France facility and $5,100,000 for incremental costs related to a 1991 provision to phase down its domestic manufacturing operation. Negotiations are continuing with local management regarding their proposed buy-out of the Brive operation. First quarter costs related to the manufacturing phase-down were consistent with management's projections included in the fiscal 1994 charge.

                 Richardson Electronics, Ltd. and Subsidiaries
          Management's Discussion and Analysis of Financial Condition
                         and Results of Operations

Results of Operations
Net sales for the quarter ended August 31, 1994 were $46,407,000, up 29% from last year's first quarter of $35,846,000. Sales by the Company's Display Products Group increased 71% to $8,615,000. Sales by the Solid State & Components Group increased 31% to $11,322,000, while Electron Device Group sales increased 21% to $23,840,000 and Security Systems Division sales increased 11% to $2,630,000.

On a geographic basis, North American sales for the current quarter were $27,388,000, a 22% increase over the prior year. Sales for the European region were up 43%, to $10,167,000. Sales for the Rest of the World (ROW) region increased 39% to $8,852,000. The ROW region consists primarily of Latin America and the far east.

Gross margin for the first quarter was 29.1%, compared to 27.8% in the prior year, reflecting lower charges for manufacturing inefficiencies. Underabsorbed costs included in the determination of operating results in the current quarter were $328,000, all of which were associated with the Company's LaFox, Illinois facility. In the prior year comparable quarter, such costs were $1,625,000 relating to manufacturing in both LaFox and Brive.

Operating losses related to Brive and anticipated to be incurred during 1995 prior to the sale or dissolution of this operation were included in the 1994 charge (See Note C of the accompanying Notes to the Consolidated Condensed Financial Statements) and therefore did not affect 1995 first quarter results. A loss of approximately $390,000 related to the Brive operation was charged against the 1994 reserve and was consistent with management's estimates made in establishing the reserve. The gross margin improvement related to manufacturing was partially offset by changes in product mix and competitive pricing, which caused product margins on distribution sales to decline to 31.0% from 33.5%.

Selling, general, and administrative expenses for the first quarter of fiscal 1995 were $10,980,000, an increase of $2,106,000 from the prior year, as a result of payroll additions for the specialty sales program and higher incentive payments related to gross margins. Selling expense as a percent of sales declined to 23.7% from 24.8%.

Interest expense declined 17% to $1,549,000, reflecting lower debt levels and the elimination of interest on a mortgage encumbering the Brive facility, as such interest expense was included in the determination of the Brive operating loss charged against the 1994 reserve. Investment income declined 75% to $246,000, reflecting lower investment levels in the current quarter and high realized capital gains in last year's first quarter.

Liquidity and Capital Resources
Cash provided by operations, exclusive of working capital requirements, was $2,437,000 in the first quarter of fiscal 1995, compared to $1,651,000 for the first quarter last year. Higher working capital requirements of $5,837,000 in the current quarter and $9,846,000 last year and debt service and dividend payments were met from cash generated by operations and by liquidation of investments. Working capital requirements are affected by the timing of semi-annual interest payments under the Company's long-term debt agreements. First quarter interest payments totaled $2,916,000 in fiscal 1995 and $3,251,000 in fiscal 1994.

Additional working capital requirements in fiscal 1995 included a $3,997,000 increase in inventories to support sales growth in the DPG and SSC business units and $1,382,000 for expenditures related to the phase-down of manufacturing operations. Additional working capital requirements in fiscal 1994 included a $2,000,000 payment to the Internal Revenue Service in settlement of audits for fiscal 1986 through 1990 and a payment of $1,700,000 to the French government for value added taxes which were refunded in the second quarter of 1994.

Funding for the current year activity and for scheduled debt repayments was obtained through the liquidation of $3,347,000 from the long-term investment portfolio. Cash reserves, investments and funds from operations are expected to be adequate to meet the operational needs and future dividends of the Company.

Certain of the Company's loan agreements contain various financial and operating covenants which set benchmark levels for tangible net worth, debt / tangible net worth ratio and annual debt service coverage. The Company was in compliance with these covenants at August 31, 1994.

In addition, certain of these agreements contain restrictions on the Company relating to the purchase of treasury stock or the payment of cash dividends.
At August 31, 1994, $1,893,000 was available for such transactions. Payment of dividends will be considered quarterly based upon corporate performance.
At August 31, 1994, the market value of the Company's non-current investment portfolio totaled $14,631,000. Included in the portfolio are high-yield investments for which management periodically evaluates the associated market risk. The investments are being maintained for corporate purposes which may include short-term operating needs and the evaluation of opportunities for the Company's expansion.

ITEM 1.	LEGAL PROCEEDINGS
            No material developments have occurred in the matters reported under the category "Legal Proceedings" in the Registrant's Report on Form 10-K for the fiscal year ended May 31, 1994.

ITEM 2.	CHANGES IN SECURITIES
		          None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
		          None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY 	HOLDERS
		          None.

ITEM 5.	OTHER INFORMATION
	           None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K
		         (a)          Exhibits  -  None
		         (b)          Reports on Form 8-K  -  None.

                                SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

			                           RICHARDSON ELECTRONICS, LTD.

Date     October 12 , 1994   	By /s/ William J. Garry
                      				           William J. Garry
				                                 Vice President and
	                      			           Chief Financial Officer