Form 10-Q
period 1994-11-30
RICHARDSON ELECTRONICS LTD/DE
filed 1995-01-12
CIK 355948

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-Q
(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 1994
OR
    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to ______________

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

As of January 6, 1995, there were outstanding 8,190,386 shares of Common Stock, $.05 par value, and 3,247,159 shares of Class B Common Stock, $.05 par value, which are convertible into Common Stock on a share for share basis.

This Quarterly Report on Form 10-Q contains 26 pages. An exhibit index is at page 13.

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
              Consolidated Condensed Balance Sheets
                         (in thousands)

                                         November 30      May 31
                                            1994         1994
                                          ---------    ---------
                                         (Unaudited)  (Audited)
ASSETS
Current Assets
 Cash and equivalents                        9,850       $9,739

 Receivables, less allowances of $1,208
    and $1,405                              36,204       34,901

 Inventories                                78,710       73,863

 Assets held for disposition, less valuation
   reserves of $16,915 and $15,832          10,134       10,274

 Other                                       7,621        8,190
                                          ---------    ---------
TOTAL CURRENT ASSETS                       142,519      136,967

Investments                                 13,177       17,836

Property, Plant and Equipment               39,499       41,608
   Less accumulated depreciation           (23,109)     (24,676)
                                          ---------    ---------
                                            16,390       16,932

Other Assets                                 7,278        7,732
                                          ---------    ---------
TOTAL ASSETS                              $179,364     $179,467
                                          =========    =========

See notes to consolidated condensed financial statements.

                                    (3)

           Richardson Electronics, Ltd. and Subsidiaries
               Consolidated Condensed Balance Sheets
                          (in thousands)

                                         November 30    May 31
                                            1994         1994
                                          ---------    ---------
                                         (Unaudited)  (Audited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
 Accounts payable                          $10,885      $10,925
 Accrued expenses                           10,369       11,839
 Liabilities related to disposition         16,117       15,842
 Current portion of long-term debt           1,867        1,867
                                          ---------    ---------
 TOTAL CURRENT LIABILITIES                  39,238       40,473

Long-term debt, less current portion        85,488       86,421

Stockholders' Equity:
 Common stock, $.05 par value; issued
   8,190 at November 30, 1994 and
   8,056 at May 31, 1994                       410          403
 Class B Common Stock, convertible,
   $.05 par value; issued 3,247 at
   November 30, 1994 and 3,247 at
   May 31, 1994                                162          162
 Preferred stock, $1.00 par value             --           --
 Additional paid-in capital                 49,851       49,352
 Retained earnings                           5,934        4,912
 Foreign currency translation adjustment    (1,605)      (2,383)
 Market valuation of investments, net of
   tax                                        (114)         127
                                          ---------    ---------
  TOTAL STOCKHOLDERS' EQUITY                54,638       52,573
                                          ---------    ---------
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                   $179,364     $179,467
                                          =========    =========
See notes to consolidated condensed financial statements.

                                    (4)

                Richardson Electronics, Ltd. and Subsidiaries
                 Consolidated Condensed Statements of Income
                  (in thousands, except per share amounts)
                              (Unaudited)

                                Three Months Ended       Six Months Ended
                                   November 30             November 30
                               --------------------    --------------------
                                 1994       1993         1994       1993
                               ---------  ---------    ---------  ---------
Net sales                       $51,008    $44,200      $97,415    $80,046

Costs and expenses:
   Cost of products sold         36,438     32,173       69,342     58,056
   Selling, general and
      administrative expenses    11,545      9,544       22,525     18,418
                               ---------  ---------    ---------  ---------
                                 47,983     41,717       91,867     76,474
                               ---------  ---------    ---------  ---------

    Operating income              3,025      2,483        5,548      3,572
                               ---------  ---------    ---------  ---------

Other  (income) expense:
   Interest expense               1,568      1,891        3,117      3,753
   Investment income               (291)      (663)        (537)    (1,664)
   Other, net                        50        278           56        406
                               ---------  ---------    ---------  ---------
                                  1,327      1,506        2,636      2,495
                               ---------  ---------    ---------  ---------
Income before income taxes        1,698        977        2,912      1,077

Income taxes                        570        380        1,000        420
                               ---------  ---------    ---------  ---------
Net income                       $1,128       $597       $1,912       $657
                               =========  =========    =========  =========

Net income per share               $.10       $.05         $.17       $.06
                               =========  =========    =========  =========

Average shares outstanding       11,541     11,298       11,484     11,303
                               =========  =========    =========  =========

See notes to consolidated condensed financial statements.

                                     (5)

                 Richardson Electronics, Ltd. and Subsidiaries
                Consolidated Condensed Statements of Cash Flows
                          (in thousands)(unaudited)

                                             Six Months Ended
                                               November 30
                                          ----------------------
                                            1994         1993
                                          ---------    ---------
OPERATING ACTIVITIES
  Net income                                $1,912         $657
   Non-cash charges to income:
      Depreciation                           1,360        2,324
      Amortization of intangibles
        and financing costs                    172          467
      Deferred income taxes                    904          131
      Common stock awards and contribution
        to employee stock ownership plan       505          130
                                          ---------    ---------
    Total non-cash charges                   2,941        3,052
                                          ---------    ---------
     Net income, adjusted for non-cash
        charges                              4,853        3,709

  Changes in working capital, net of
    effects of currency translation:
      Receivables                             (947)      (1,243)
      Inventories                           (3,831)      (2,376)
      Other current assets                     175          448
      Accounts payable                        (437)      (2,084)
      Other liabilities                     (1,232)      (3,710)
                                          ---------    ---------
    Net changes in working capital          (6,272)      (8,965)
                                          ---------    ---------
NET CASH USED IN OPERATING ACTIVITIES       (1,419)      (5,256)
                                          ---------    ---------
FINANCING ACTIVITIES
   Proceeds from borrowings                   --            753
   Payments on debt                           (933)      (1,058)
   Cash dividends                             (890)        (877)
                                          ---------    ---------
NET CASH USED IN FINANCING ACTIVITIES       (1,823)      (1,182)
                                          ---------    ---------
INVESTING ACTIVITIES
  Reduction in investments                   4,264        6,846
  Capital expenditures                      (1,197)        (687)
  Other                                        286          (15)
                                          ---------    ---------
NET CASH PROVIDED BY INVESTING ACTIVITIES    3,353        6,144
                                          ---------    ---------
DECREASE IN CASH AND EQUIVALENTS               111         (294)

Cash and equivalents at beginning of year    9,739        7,098
                                          ---------    ---------
CASH AND EQUIVALENTS AT END OF PERIOD       $9,850       $6,804
                                          =========    =========

See notes to consolidated condensed financial statements.

                                    (6)

               Richardson Electronics, Ltd. and Subsidiaries
           Notes to Consolidated Condensed Financial Statements
		      Six Months Ended November 30, 1994
                             (Unaudited)

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

Note B -- Income Taxes

The income tax provisions for the three- and six-month periods ended November 30, 1994 are based on the estimated effective tax rate of 34% for fiscal 1995 income, as expected state income taxes were offset by the U.S. foreign sales corporation tax benefit. The income tax provisions for the three- and six-month periods ended November 30, 1993 are based on the estimated effective tax rate of 39% for fiscal 1994 income. The fiscal 1994 rate differs from the applicable federal statutory rate of 34% principally as a result of state income taxes and foreign operating losses for which the related tax benefit will not be recognized until the future foreign earnings are realized.

                                     (7)

Note C -- Phase-down of Manufacturing Operations

The Company recorded a charge of $26,500,000 in the fourth quarter of 1994 to provide for the phase-down of its manufacturing operations, including $21,400,000 for planned sale or dissolution of its Brive, France facility and $5,100,000 for incremental costs related to a 1991 provision to phase down its domestic manufacturing operation. Negotiations are continuing with local management regarding their proposed buy-out of the Brive operation. Costs incurred in the first half of fiscal 1995 related to the manufacturing phase-down were consistent with management's projections included in the fiscal 1994 charge.

                                     (8)

                 Richardson Electronics, Ltd. and Subsidiaries
          Management's Discussion and Analysis of Financial Condition
                         and Results of Operations
           Three- and Six- Month Periods Ended November 30, 1994
                               (Unaudited)

Results of Operations

Net sales for the quarter ended November 30, 1994 were a record $51,008,000, up 15% from last year's second quarter of $44,200,000. Sales for the six-month period were $97,415,000, a 22% increase from $80,046,000 in the prior year. Sales by the Company's strategic business units were as follows:

                                  Second Quarter            First Six Months
                               -------------------        -------------------
                                FY 1995      %             FY 1995       %
                                 Sales    Increase          Sales    Increase
                               --------   --------        --------   --------
   Electron Device Group       $ 27,101       12%         $ 50,941       16%
   Solid State & Components      12,198       17%           23,520       23%
   Display Products Group         8,513       26%           17,128       45%
   Security Systems Division      3,196       13%            5,826       12%
                               --------                    -------
      Consolidated             $ 51,008       15%         $ 97,415       22%
                               ========                   ========

Sales on a geographic basis were as follows:

                                  Second Quarter            First Six Months
                               -------------------        -------------------
                                FY 1995      %             FY 1995       %
                                 Sales    Increase          Sales    Increase
                               --------   --------        --------   --------
   North America               $ 29,247       16%         $ 56,635       19%
   Europe                        11,784       10%           21,951       23%
   Rest of the World              9,977       20%           18,829       28%
                               --------                   --------
      Consolidated             $ 51,008       15%         $ 97,415       22%
                               ========                   ========

The gross margin for the first half was 28.8%, compared to 27.5% in the prior year, reflecting the elimination of charges for manufacturing inefficiencies at the Company's production facility in Brive, France. Underabsorbed costs included in the determination of operating results in the first half of 1995 were $525,000, all of which were associated with the Company's LaFox, Illinois facility. In the prior year comparable period, such costs were $3,117,000 relating to manufacturing in both LaFox and Brive.

                                       (9)

Operating losses related to Brive and anticipated to be incurred during 1995 prior to the sale or dissolution of this operation were included in the 1994 charge (See Note C of the accompanying Notes to the Consolidated Condensed Financial Statements) and therefore did not affect 1995 first half results. A loss of approximately $98,000 related to Brive operations was charged against the 1994 reserve in the first half of 1995. Costs charged against the reserve, in the aggregate, were consistent with management's original estimate. The gross margin improvement related to manufacturing was partially offset by changes in product mix and competitive pricing, which caused product margins on distribution sales to decline to 30.7% from 32.7%.

Selling, general, and administrative expenses for the first half of fiscal 1995 were $22,525,000, an increase of $4,107,000 from the prior year, primarily due to personnel additions for the specialty sales program and higher incentive payments related to gross margins. Selling, general and administrative expenses as a percent of sales increased slightly to 23.1% from 23.0%. Trends were similar on a quarterly basis.

Interest expense for the first half declined 17% to $3,117,000, reflecting lower debt levels and the elimination of interest on a mortgage encumbering the Brive facility, as such interest expense was included in the determination of the Brive operating loss charged against the 1994 reserve. Investment income for the first half declined 68% to $537,000, reflecting lower investment levels in the current period and higher realized capital gains in last year's first half. Trends for interest expense and investment income were similar on a quarterly basis.


Liquidity and Capital Resources

Cash provided by operations, exclusive of working capital requirements, was $4,853,000 in the first half of fiscal 1995, compared to $3,709,000 for the first half last year. Higher working capital requirements in the first half of 1995 were $6,272,000, including a $3,831,000 increase in inventories to support sales growth in the DPG and SSC business units and $1,958,000 for severance, professional fees and other disbursements related to the phase-down of manufacturing operations.

                                    (10)

Funding for the current year activity and for scheduled debt repayments was obtained through the liquidation of $4,264,000 from the long-term investment portfolio. Cash reserves, investments and funds from operations are expected to be adequate to meet the operational needs and future dividends of the Company.

Additional working capital requirements in fiscal 1994 were $8,965,000, including a $2,000,000 payment to the Internal Revenue Service in settlement of audits for fiscal 1986 through 1990.

Certain of the Company's loan agreements contain various financial and operating covenants which set benchmark levels for tangible net worth, the ratio of debt to tangible net worth and annual debt service coverage. The Company was in compliance with these covenants at November 30, 1994.

In addition, certain of these agreements contain restrictions relating to the purchase of treasury stock or the payment of cash dividends. At November 30, 1994, $2,574,000 was available for such transactions. Payment of dividends will be considered quarterly based upon corporate performance.

At November 30, 1994, the Company's non-current investment portfolio was $13,177,000, carried in the accompanying consolidated condensed balance sheet at market value. Included in the portfolio are high-yield investments for which management periodically evaluates the associated market risk. The investments are being maintained for corporate purposes which may include short-term operating needs and the evaluation of opportunities for the Company's expansion.

                                   (11)

PART II -- OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

No material developments have occurred in the matters reported under the category "Legal Proceedings" in the Registrant's Report on Form 10-K for the fiscal year ended May 31, 1994.

ITEM 2.	CHANGES IN SECURITIES

		None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

		None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	At the Annual meeting of stockholders held October 11, 1994, the following directors were elected. It was noted that of the proxies voting it was believed 380,886 shares are broker votes and such brokers held another 177,473 shares entitled to vote and such shares were not voted.

                                NUMBER OF            WITHHELD
        NAME                AFFIRMATIVE VOTES        AUTHORITY

	Edward J. Richardson       38,380,374            91,829
	Dennis R. Gandy            38,380,684            91,519
	Joel Levine                38,376,063            96,140
	Arnold R. Allen            38,366,301           105,902
	Scott Hodes                38,375,184            97,019
	Samuel Rubinovitz          38,374,484            97,719
	Kenneth J. Douglas         38,374,884            97,319
	Jacques Bouyer             38,375,562            96,641
	William J. Garry           38,372,369            99,834
	Harold L. Purkey           38,375,137            97,066

	Shares not voted     1,839,806 Common and  35,120 Class B
	Votes not voted    2,191,006

ITEM 5.	OTHER INFORMATION

	None

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibit 10  - Employment agreement dated October 17, 1994 between the Company and Flint Cooper setting forth the terms of Mr. Cooper's employment by the Company. - page 15.

	Exhibit 27 - Financial Data Schedule - page 26.

(b)	Reports on Form 8-K  -  None.





                                SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              RICHARDSON ELECTRONICS, LTD.

Date     January 12 , 1995   	By   /s/ William J. Garry
                                   William J. Garry
                                   Vice President and
                                   Chief Financial Officer