Form 10-Q
period 1995-02-28
RICHARDSON ELECTRONICS LTD/DE
filed 1995-04-13
CIK 355948

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-Q
(Mark One)
 X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 1995
OR
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

As of April 10, 1995, there were outstanding 8,196,400 shares of Common Stock, $.05 par value, and 3,247,145 shares of Class B Common Stock, $.05 par value, which are convertible into Common Stock on a share for share basis.

This Quarterly Report on Form 10-Q contains 14 pages. An exhibit index is at page 13.

                                      (1)


                   Richardson Electronics, Ltd. and Subsidiaries
                                      Form 10-Q
                      For the Quarter Ended February 28, 1995


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







                                    (2)



                    Part 1 - Financial Information
              Richardson Electronics, Ltd. and Subsidiaries
                 Consolidated Condensed Balance Sheets
                           (in thousands)

                                          February 28        May 31
                                             1995          1994
                                           ---------     ---------
                                          (Unaudited)    (Audited)
ASSETS
Current Assets
 Cash and equivalents                          8,916        $9,739

Receivables, less allowances of $1,327
    and $1,405                                38,003        34,901

 Inventories                                  78,404        73,863

 Assets held for disposition, less valuation
   reserves of $16,361 and $15,832             9,755        10,274

 Other                                         7,662         8,190
                                           ---------     ---------
TOTAL CURRENT ASSETS                         142,740       136,967

Investments                                    9,953        17,836

Property, Plant and Equipment                 40,033        41,608
   Less accumulated depreciation             (23,733)      (24,676)
                                           ---------     ---------
                                              16,300        16,932

Other Assets                                   6,380         7,732
                                           ---------     ---------
TOTAL ASSETS                                $175,373      $179,467
                                           =========     =========

See notes to consolidated condensed financial statements.

                                      (3)



                    Part 1 - Financial Information
              Richardson Electronics, Ltd. and Subsidiaries
                 Consolidated Condensed Balance Sheets
                           (in thousands)
                                           February 28     May 31
                                             1995          1994
                                           ---------     ---------
                                          (Unaudited)    (Audited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
 Accounts payable                            $10,791       $10,925
 Accrued expenses                              9,243        11,839
 Liabilities related to disposition           13,435        15,842
 Current portion of long-term debt             1,865         1,867
                                           ---------     ---------
 TOTAL CURRENT LIABILITIES                    35,334        40,473

Long-term debt, less current portion          84,398        86,421

Stockholders' Equity
 Common stock, $.05 par value; issued
   8,196 at February 28, 1995 and
   8,056 at May 31, 1994                         410           403
 Class B Common Stock, convertible, $.05 par
   value; issued 3,247 at February 28, 1995
   and 3,247 at May 31, 1994                     162           162
 Preferred stock, $1.00 par value                 --            --
 Additional paid-in capital                   49,874        49,352
 Retained earnings                             6,462         4,912
 Foreign currency translation adjustment      (1,323)       (2,383)
 Market valuation of investments, net
   of tax                                         56           127
                                           ---------     ---------
  TOTAL STOCKHOLDERS' EQUITY                  55,641        52,573
                                           ---------     ---------
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                     $175,373      $179,467
                                           =========     =========
See notes to consolidated condensed financial statements.

                                     (4)

                 Richardson Electronics, Ltd. and Subsidiaries
                  Consolidated Condensed Statements of Income
                   (in thousands, except per share amounts)
                                (Unaudited)

                                  Three Months Ended       Nine Months Ended
                                     February 28              February 28
                                  -------- ---------     ----------- ---------
                                   1995       1994          1995        1994
                                  -------- ---------     ---------   ---------
Net sales                        $51,255     $43,051      $148,670    $123,097

Costs and expenses:
   Cost of products sold          36,582      30,952       105,924      89,008
   Selling, general and
      administrative expenses     12,308      10,118        34,833      28,536
                                  -------- ---------     ---------   ---------
                                  48,890      41,070       140,757     117,544
                                  -------- ---------     ---------   ---------

    Operating income               2,365       1,981         7,913       5,553

Other  (income) expense:
   Interest expense                1,523       1,856         4,639       5,609
   Investment income                (485)       (405)       (1,022)     (2,069)
   Other, net                       (145)         92           (88)        498
                                  -------- ---------     ---------   ---------
                                     893       1,543         3,529       4,038
                                  -------- ---------     ---------   ---------
Income before income taxes         1,472         438         4,384       1,515

Income taxes                         500         180         1,500         600
                                  -------- ---------     ---------   ---------
Net Income                          $972        $258        $2,884        $915
                                  ======== =========     =========   =========
Net income per share                $.08        $.02          $.25        $.08
                                  ======== =========     =========   =========

Average shares outstanding        11,642      11,302        11,537      11,303
                                  ======== =========     =========   =========

See notes to consolidated condensed financial statements.

                                      (5)

                 Richardson Electronics, Ltd. and Subsidiaries
                Consolidated Condensed Statements of Cash Flows
                          (in thousands)(unaudited)

                                               Nine Months Ended
                                                  February 28
                                          -------------------------
                                               1995          1994
                                           ---------     ---------
OPERATING ACTIVITIES
  Net income                                  $2,884          $915
   Non-cash charges to income:
      Depreciation                             1,985         3,476
      Amortization of intangibles
        and financing costs                      274           760
      Deferred income taxes                    1,535           278
      Common stock awards and contribution
        to employee stock ownership plan         505           193
                                           ---------     ---------
    Total non-cash charges                     4,299         4,707
                                           ---------     ---------
      Net income, adjusted for non-cash
        charges                                7,183         5,622
  Changes in working capital, net of effects
    of currency translation:
      Receivables                             (2,563)       (1,711)
      Inventories                             (3,136)       (1,806)
      Other current assets                       707          (379)
      Accounts payable                          (655)       (2,329)
      Other liabilities                       (5,281)       (5,355)
                                            ---------     ---------
    Net changes in working capital           (10,928)      (11,580)
                                            ---------     ---------
NET CASH USED IN OPERATING ACTIVITIES         (3,745)       (5,958)
                                            ---------     ---------
FINANCING ACTIVITIES
   Payments on debt                           (2,025)       (3,901)
   Cash dividends                             (1,334)       (1,317)
   Proceeds from borrowings                     --             753
                                           ---------     ---------
NET CASH USED IN FINANCING ACTIVITIES         (3,359)       (4,465)
                                           ---------     ---------
INVESTING ACTIVITIES
  Reduction in investments                     7,767         8,940
  Capital expenditures                        (1,934)       (1,161)
  Other                                          448            85
                                           ---------     ---------
NET CASH PROVIDED BY INVESTING ACTIVITIES      6,281         7,864
                                           ---------     ---------
DECREASE IN CASH AND EQUIVALENTS                (823)       (2,559)

Cash and equivalents at beginning of year      9,739         7,098
                                           ---------     ---------
CASH AND EQUIVALENTS AT END OF PERIOD         $8,916        $4,539
                                           =========     =========

See notes to consolidated condensed financial statements.

                                      (6)

                 Richardson Electronics, Ltd. and Subsidiaries
              Notes to Consolidated Condensed Financial Statements
                       Nine Months Ended February 28, 1995
                                  (Unaudited)




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

Note B -- Income Taxes
The income tax provisions for the three- and nine-month periods ended February 28, 1995 are based on the estimated effective tax rate of 34% for 1995 income, as expected state income taxes are offset by U.S. foreign sales corporation tax benefits. The income tax provisions for the three- and nine-month periods ended February 28, 1994 are based on the estimated effective tax rate of 40% for fiscal 1994 income. The fiscal 1994 rate differs from the applicable federal statutory rate of 34% principally as a result of state income taxes and foreign operating losses for which the related tax benefit will not be recognized until the future foreign earnings are realized.

Note C -- Phase-down of Manufacturing Operations
The Company recorded a charge of $26,500,000 in the fourth quarter of 1994 to provide for the phase-down of its manufacturing operations, including $21,400,000 for planned sale or dissolution of its Brive, France facility and $5,100,000 for incremental costs related to a 1991 provision to phase down its domestic manufacturing operation. Subsequent to February 28, 1995, the Company transfered the Brive operating assets to the local management group and the Brive facility to the City of Brive, in exchange for extinguishment of the related mortgage liability. These transfers were completed during the fourth

                                     (7)

                 Richardson Electronics, Ltd. and Subsidiaries
              Notes to Consolidated Condensed Financial Statements
                       Nine Months Ended February 28, 1995
                                  (Unaudited)

quarter of 1995. The Company has also entered into a three year purchase agreement with the local management group, whereby the Company has committed to purchase $8,682,000, $10,820,000 and $ 11,212,000, respectively in the first, second and final year of the contract. Costs incurred in the first nine months of 1995 related to the manufacturing phase-down were consistent with management's projections included in the 1994 charge.

                                     (8)



                     Management's Discussion and Analysis
               of Financial Condition and Results of Operations
             Three- and Nine-Month Periods Ended February 28, 1995


Results of Operations

Net sales for the quarter ended February 28, 1995 were a record $51,225,000, up 19% from last year's third quarter of $43,051,000. Sales for the nine-month period were $148,670,000, a 21% increase from $123,097,000 in the prior year. Sales and gross margin by the Company's strategic business units ("SBU") in 1995 were as follows (Gross margins for each SBU include provisions for returns and overstock. Provisions for LIFO, manufacturing charges and other costs are included under the caption "Corporate") (in thousands):

                                           Change       Gross     Change
                                 Sales    from 1994     Margin   from 1994
                               ---------  ---------   ---------  ---------
   Third Quarter
    Electron Device Group     $   26,178     12%     $    7,542      5%
    Solid State & Components      12,912     22%          4,050     16%
    Display Products Group         8,903     35%          3,030     39%
    Security Systems Division      3,262     23%            703     21%
    Corporate                          0                   (652)
                               ---------  ---------   ---------  ---------
     Consolidated             $   51,255     19%     $   14,673     21%
                               =========  =========   =========  =========

   Nine Months
    Electron Device Group     $   77,119     14%     $   22,632      7%
    Solid State & Components      36,432     23%         11,600     16%
    Display Products Group        26,031     42%          8,573     39%
    Security Systems Division      9,088     16%          2,044     16%
    Corporate                          0                 (2,103)
                               ---------  ---------   ---------  ---------
     Consolidated             $ 148,670      21%     $   42,746     25%
                               =========  =========   =========  =========

Sales and product margin by geographic area in 1995 were as follows (Product margins exclude inventory and manufacturing provisions, which are not practical to identify by geographic area.) (in thousands):

                                           Change      Gross      Change
                                 Sales    from 1994    Margin    from 1994
                               ---------  ---------   ---------  ---------
   Third Quarter
    North America             $   30,183     19%     $    9,074     14%
    Europe                        11,966     26%          4,002     20%
    Rest of World                  9,106     11%          2,628      8%
                               ---------  ---------   ---------  ---------
     Consolidated             $   51,255     19%     $   15,704     15%
                               =========  =========   =========  =========

   Nine Months
    North America             $   86,818     19%     $   26,443     13%
    Europe                        33,917     24%         11,094     21%
    Rest of World                 27,935     22%          8,180     12%
                               ---------  ---------   ---------  ---------
     Consolidated             $  148,670     21%     $   45,717     14%
                               =========  =========   =========  =========

                                     (9)

                     Management's Discussion and Analysis
               of Financial Condition and Results of Operations
             Three- and Nine-Month Periods Ended February 28, 1995
                                  (Unaudited)


The gross margin for the first nine months was 28.8%, compared to 27.7% in the prior year, reflecting the elimination of charges for manufacturing inefficiencies at the Company's production facility in Brive, France. Underabsorbed costs included in the determination of operating results in the first nine months of 1995 were $779,000, all of which were associated with the Company's LaFox, Illinois facility. In the prior-year comparable period, such costs were $3,991,000 relating to manufacturing in both LaFox and Brive.

Operating losses related to Brive and anticipated to be incurred during 1995 prior to the sale or dissolution of this operation were included in the 1994 charge (See Note C of the accompanying Notes to the Consolidated Condensed Financial Statements) and therefore did not affect 1995 results. A loss of approximately $449,000 related to Brive operations was charged against the 1994 reserve in 1995. Costs charged against the reserve, in the aggregate, were consistent with management's original estimate. The gross margin improvement related to manufacturing was partially offset by changes in product mix and competitive pricing, which caused product margins on distribution sales to decline to 30.8% from 32.5%.

Selling, general, and administrative expenses for the first nine months of fiscal 1995 were $34,833,000, an increase of $6,297,000 from the prior year, primarily due to personnel additions for expansion of the specialty sales program and incentive payments on increased gross margins. Selling, general and administrative expenses as a percent of sales were comparable between periods at 23.4% in 1995 and 23.2% in 1994.

Sales, gross margins and operating expense trends on a quarterly basis were comparable to year to date results.

Interest expense for the first nine months declined 17% to $4,639,000, reflecting lower debt levels and the elimination of interest on a mortgage encumbering the Brive facility, as such interest expense was included in the determination of the Brive operating loss charged against the 1994 reserve. The trend for interest expense was similar on a quarterly basis. Investment income for the first nine months declined 51% to $1,022,000, reflecting lower investment levels in the current period and higher realized capital gains in last year's first nine months. Third quarter investment income was slightly higher than the prior year.

                                     (10)

                     Management's Discussion and Analysis
               of Financial Condition and Results of Operations
             Three- and Nine-Month Periods Ended February 28, 1995
                                  (Unaudited)


Liquidity and Capital Resources

Cash provided by operations, exclusive of working capital requirements, was $7,183,000 in the first nine months of 1995, compared to $5,622,000 for the same period last year. Higher working capital requirements in the first nine months of 1995 were $10,928,000, including a $3,136,000 increase in inventories to support sales growth in the Display Products Group and Solid State & Components strategic business units, $2,563,000 in higher receivable balances and $2,936,000 for severance, professional fees and other disbursements related to the phase-down of manufacturing operations.

Funding for the current year activity and for scheduled debt repayments was obtained through the liquidation of $7,767,000 from the long-term investment portfolio. Cash reserves, investments and funds from operations are expected to be adequate to meet the operational needs and future dividends of the Company.

Additional working capital requirements in 1994 were $11,580,000, including a $2,000,000 payment to the Internal Revenue Service in settlement of audits for 1986 through 1990, as well as increases in receivables, and inventories and reductions in current liabilities.

Certain of the Company's loan agreements contain various financial and operating covenants which set benchmark levels for tangible net worth, the ratio of debt to tangible net worth and annual debt service coverage. The Company was in compliance with these covenants at February 28, 1995.

In addition, certain of these agreements contain restrictions relating to the purchase of treasury stock or the payment of cash dividends. At February 28, 1995, $3,126,000 was available for such transactions. Payment of dividends will be considered quarterly based upon corporate performance.

At February 28, 1995, the Company's non-current investment portfolio was $9,953,000, carried in the accompanying consolidated condensed balance sheet at market value. Included in the portfolio are high-yield investments for which management periodically evaluates the associated market risk. The investments are being maintained for corporate purposes which may include short-term operating needs and the evaluation of opportunities for the Company's expansion.

                                     (11)

Part II--OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
No material developments have occurred in the matters reported under the category "Legal Proceedings" in the Registrant's Report on Form 10-K for the year ended May 31, 1994.

ITEM 2.	CHANGES IN SECURITIES
		None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
		None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY 	HOLDERS
None.

ITEM 5.	OTHER INFORMATION
	None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
(a)      Exhibit 10(a)     Incorporation by reference to Exhibit 10(a) to the
            Company's Current Report on Form 8-K dated February 23, 1995.
         Exhibit 10(b)     Incorporation by reference to Exhibit 10(b) to the
            Company's Current Report on Form 8-K dated February 23, 1995.
         Exhibit 27 - Financial Data Schedule - page 15.
(b) Reports on Form 8-K - A Form 8-K was filed on February 23, 1995 reporting under Item 2 certain agreements between the Company, the City of Brive, and certain management employees from the Brive, France manufacturing facility, in relation to the disposition by transfer of the Brive manufacturing operations and assets, as described in Note C of the Notes to the Consolidated Condensed Financial Statements.


                              SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                 RICHARDSON ELECTRONICS, LTD.

Date     April 10 , 1995         By   _______________________
                                 William J. Garry
                                 Vice President and
                                 Chief Financial Officer