Form 10-K
period 1995-05-31
RICHARDSON ELECTRONICS LTD/DE
filed 1995-08-29
CIK 355948

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

X ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
     For the fiscal year ended   May 31, 1995
                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
     For the transition period from      to

                            Commission File No.  0-12906
                             RICHARDSON ELECTRONICS, LTD.
                 (Exact name of registrant as specified in its charter)

            Delaware                                   36-2096643
(State of incorporation or organization)   (I.R.S. Employer Identification No.)

                    40W267 Keslinger Road, LaFox, Illinois 60147
                       (Address of principal executive offices)

Registrant's telephone number including area code:               (708) 208-2200

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

As of August 25, 1995, there were outstanding 8,299,594 shares of Common Stock,$.05 par value, and 3,247,118 shares of Class B Common Stock, $.05 par value, which are convertible into Common Stock on a share for share basis, of the registrant and the aggregate market value of such shares, held by non-affiliates of the registrant was approximately $37,900,000.

Portions of the 1995 Annual Report to Stockholders of Registrant for fiscal year ended May 31, 1995 are incorporated in Parts I, II, and IV of this Report. Portions of the Registrant's Proxy Statement dated August 31, 1995 for the Annual Meeting of Stockholders scheduled to be held October 10, 1995 are incorporated in Part III of this Report. Except as specifically incorporated herein by reference, the above mentioned Annual report to Stockholders and Proxy Statement are not deemed filed as part of this report.

Exhibit index located at pages 14 through 21.




                                        PART I

Item 1. Business

     The registrant (herein with its subsidiaries referred to as the "Company" or "Richardson") operates in one industry as a value-added distributor of electronic components, including vacuum tubes, semiconductors and related products. These devices are used primarily to control, switch or amplify electrical power or signals, or as display devices in a variety of industrial, communication, scientific and other applications. The Company offers a wide range of value-added services, including labeling, testing and repackaging. The Company manufactures certain of the electron tubes it distributes. In addition, the Company distributes a variety of closed circuit television ("CCTV") equipment and other security systems related products.

     Consolidated sales in 1995 set a new record at $208.1 million, up 21% over the prior year. The Company believes that much of its growth is attributable to its concentration on specialized areas of the electronics market. Historically, the Company's primary business was the distribution of electron tubes and it continues to be a major distributor of these products. In recent years, the Company has followed the migration of its customers to newer technologies, capitalizing on its expertise as a value-added distributor. In 1995, due to the significant increase in new product offerings including solid state components and cathode ray tubes, these product lines represented 49% of consolidated sales compared to 23% five years ago. The addition of new product lines is primarily based upon compatibility with the Company's existing customer base. The Company also seeks new applications and customers (including, without limitation, through new and expanded distribution franchises) for its existing product lines.

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

     SSC distributes RF transistors and amplifiers, communications modules, passive components, silicon controlled rectifiers, integrated circuits, semiconductors, high voltage capacitors, resistors, broadcast amplifiers, and other RF and microwave semiconductors for avionics, broadcast, communications, data display and industrial applications. DPG markets data display and instrumentation CRTs that are used in data display, marine, medical, radar, and avionic applications. It also distributes flyback transformers and various components for monitor and terminal repair. SSD distributes CCTV equipment, as well as fiber optic, microwave, intercommunication, access control and other security related products, equipment and accessories, for both initial installation and replacement. In addition, SSD is an approved repair service organization. Sales trends for each SBU are summarized and analyzed in Management's Discussion and Analysis on pages 11-13 of the Annual Report to Stockholders for the Year Ended May 31, 1995 (Annual Report).

     Sales in the global market for electron tubes in which the Company participates, principally through EDG, is estimated by the Company to be approximately $2 billion. The Company participates through SSC in specialized segments of the semiconductor portion of the market by distributing power semiconductors and RF and microwave semiconductors. According to industry estimates, European, United States and Japan-based factory sales for power semiconductors approximate $5 billion. Richardson estimates the portion of this market it serves at $700 million. DPG estimates factory sales of CRTs in the global market approximate $5 billion. The Company estimates that annual wholesale sales for CCTV and related security equipment in which the Company participates as a distributor, principally through SSD, approximate $320 million. (Estimates are based on applicable industry statistics for calendar year 1994.)

     Sales of solid state components, primarily RF semiconductors, have grown rapidly in recent years. Semiconductors have been replacing electron tubes in many applications, such as low power television and radio transmitters. However, in other applications, including higher power broadcasting and industrial equipment, electron tubes are more suitable than semiconductors due to the higher power capabilities of tubes and their ability to withstand severe environmental and other conditions which often damage semiconductors. Semiconductors, however, continue to expand the range of their applications. Consequently, many parts of the electron tube market in which the Company participates, are declining. The Company countered the trend in the electron tube market through several initiatives by its EDG unit, including greater emphasis on international sales and expansion of the sales force serving the medical replacement market. As a result, EDG sales increased 15% in 1995 after declining 6% in 1994, and 5% in 1993 (see "Management's Discussion and Analysis of Results of Operations and Financial Condition - Sales and Gross Margin Analysis, EDG" in the Annual Report).

     The Company has found that a replacement market for power semiconductors exists and that many of its electron tube customers have semiconductor requirements as well. In addition SSC's sales to original equipment manufacturers continue to grow, accounting for approximately 63% of the SBU's 1995 sales. SSC's sales increased 24% in 1995, 34% in 1994 and 15% in 1993 (see "Management's Discussion and Analysis of Results of Operations and Financial Condition - Sales Analysis, SSC" in the Annual Report.)

     The Company's sales of CRT's and other display products increased 34% in 1995, 42% in 1994 and 17% in 1993 (see "Management's Discussion and Analysis of Results of Operations and Financial Condition - Sales Analysis, DPG" in the Annual Report.)

     SSD's sales increased 26% in 1995, 2% in 1994 and declined 13% in 1993 (see "Management's Discussion and Analysis of Results of Operations and Financial Condition - Sales Analysis, SSD" in the Annual Report.)

Developments in the Past Fiscal Year

     In May, 1995, the Company reached an agreement with the U.S. Department of Justice (DOJ) regarding a claim filed that the Company was civilly liable for damages and penalties under the False Claims Act and the Lanham Act in connection with a 1989 Department of Defense contract for night-vision tubes. The Company paid $4.7 million to the Government in return for a release of monetary claims in connection with the contract. See Note B of the "Notes to Consolidated Financial Statements" of the Annual Report.

     In 1995, the Company transferred ownership of the Brive, France manufacturing operations to local management and transferred ownership of the Brive land and building to the mortgagor in exchange for the release of the related mortgage obligation. See Other Charges in Note B of the "Notes to Consolidated Financial Statements" of the Annual Report.

     In 1993, the Company developed a plan to reorganize its sales staff on a specialty basis by SBU wherever possible. This plan was implemented throughout North America in 1994. During 1995, we expanded the specialty sales concept to Europe. The Company also made a major commitment to the rapidly expanding CCTV market in 1995. A new general manager was hired for SSD, and the sales force was doubled in size.

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

     Cathode Ray Tubes ("CRTs") are vacuum tubes which convert an electrical signal into a visual image to display information on computer terminals or televisions used in the medical, scientific and publishing industries as well as in general business applications. Includes both monochrome and color monitors.

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

     Silicon Controlled Rectifiers (SCR's) and Power Semiconductor Modules are used in many industrial control applications, and have spawned new applications because of their ability to switch large amounts of power at high speeds. These silicon power devices are capable of operating at up to 4,000 volts at 2,000 amperes.

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

     Computer Terminal Components are electronic components used in repair of computer terminals and monitors, including flyback transformers, semiconductors, power supplies, controls and switches.

     Receiving/Industrial Receiving Tubes are vacuum tubes used to regulate or amplify small amounts of power in a wide variety of electrical and electronic equipment. Communications, medical instrumentation, consumer electronics, and industrial controls are typical applications for this product.

     Hydrogen Thyratrons are electron tubes capable of high speed and high voltage switching. They are used in switching of power to radar magnetrons and lasers.

     Camera Tubes are vacuum tubes used to change a visible light image to electronic signals which are then transmitted to a monitor for conversion back to a visible image. Camera tubes are used in broadcast, security and medical applications.

     Thyratrons and Rectifiers are vacuum or gas filled tubes used to control the flow of electrical current. Thyratrons are used to control ignitrons, electric motor speed controls, theatrical lighting and machinery such as printing presses and various types of medical equipment. Rectifiers are used to restrict electric current flow to one direction in power supply applications.

     X-ray Tubes are used in industrial, analytical and medical equipment. Stationary anode x-ray tubes are used primarily for inspection and non-destructive testing of solid materials and in crystallography. Rotating anode x-ray tubes are used primarily in medical applications, including fluoroscopy and computer-aided tomography (CAT-scan).

     Microwave Diodes are specialized diodes intended for use at microwave and RF frequencies for oscillator, mixer, switching, and power control, and amplifier applications in broadcast, avionic, telecommunication, medical and industrial equipment.

     Ignitrons are mercury pool tubes used to control the flow of large amounts of electrical current. Their primary applications are in welding equipment, power conversion and power rectification equipment.

Distribution and Marketing

     The Company buys, warehouses and distributes more than 62,000 types of tubes and semiconductors ranging in price from $1 to $35,000 for tubes and $.10 to $2,500 for semiconductors and related components. The Company processes approximately 570 orders per day averaging $1,460 each (for an average total of $832,000 per day). The Company distributes electron tubes it manufactures as well as electron tubes, power, RF and microwave semiconductors and related products purchased from other sources, including Varian Associates, Inc., Motorola, Inc., Panasonic Industrial Company, Clinton Electronics Corp., Burle Industries, Inc., Philips, Powerex, ITT Electron Technology Division, SGS THOMSON, M/A-COM, Microwave Associates, RF Products, Litton Electron Devices, Computer Components Source, Joslyn Jennings, MPD Inc., New Japan Radio, General Electric, Pelco and CEIEC. No single outside supplier currently accounts for more than 10% of the Company's purchases in any year, other than Varian Associates, Inc., which accounted for approximately 18%, 17% and 22% of purchases in fiscal 1995, 1994 and 1993, respectively. The Company believes that the loss of any one supplier, other than Varian, would not cause a material adverse impact on its earnings and revenues. On August 14, 1995 Varian announced the consummation of the sale of its electron device business, the business unit of Varian with which the Company has principally done business, to a new entity, Communications and Power Industries, Inc. ("CPII"), having the same management and operating personnel as Varian's former electron device business. The Company believes that relationships with CPII will continue to be satisfactory.

     The Company has entered into marketing distribution agreements with various manufacturers in the tube, semiconductor, and CCTV industries. The most significant is a distributor agreement with the Electron Device Group of Varian Associates, Inc. (this agreement was assigned to CPII in connection with Varian's sale of its electron device business) under which the Company is such group's exclusive distributor of power grid tubes throughout the world with the exception of the United States and certain Eastern European countries where the Company is one of such group's stocking distributors. Varian product accounted for 17%, 18% and 20% of net sales of the Company in fiscal 1995, 1994 and 1993, respectively.

     Customer orders are taken by the regional sales offices and directed to the Company's headquarters and distribution facility in LaFox, Illinois or to one of its international distribution centers. The Company utilizes a sophisticated data processing network which provides on-line, real-time interconnection of all sales offices, manufacturing facilities and central distribution operations. Information on stock availability, customers, and competitive market analyses are instantly obtainable throughout the entire distribution network. Most of the products distributed by Richardson are critical to the function of the equipment in which they are used, therefore, Richardson utilizes this system, achieving same-day shipment on over 90% of its customer orders.

     The Company markets its products to manufacturers and end-users in, among others, the areas of communications, industrial heating, marine, medical care and avionics. The Company also sells to customers who purchase for resale, including electronics distributors and service companies. The Company has established supply contracts, generally for a one-year term, with certain customers, and is committed pursuant to these contracts to maintain minimum inventories so as to provide product without significant delay. Management believes that for the past two fiscal years approximately 20% of the Company's sales were made under such supply contracts. During the past five years, no single customer represented more than 10% of the Company's sales.

     The Company emphasizes sales to replacement markets. Some of these markets may expand as new equipment utilizing electron tubes continues to be sold. For example: equipment such as video monitors and computer display terminals which use cathode ray tubes also present expanding market opportunities for replacement purposes; new communications equipment using microwave devices such as traveling wave tubes and klystrons and RF transistors continue to be developed for applications with high power or high-frequency requirements that tube technology alone can provide.

     The Company's backlog of firm orders scheduled for future delivery within 12 months was $46,300,000, $29,700,000 and $22,400,000 as of May 31, 1995, 1994
and 1993, respectively. The Company's backlog primarily consists of commercial contracts that require future shipping dates, and the 1995 increase reflects higher contract levels for SSC and DPG. The level of the Company's backlog, which is not significant to annual sales, does not provide a reliable indicator of future sales levels.

International

     International sales, including export sales, represented approximately 46% of the Company's fiscal 1995 sales. These sales were $96,644,000, $79,123,000, and $75,101,000 in fiscal years 1995, 1994 and 1993, respectively. Export sales from the United States were $38,653,000, $29,667,000 and $28,396,000 in
1995,1994 and 1993. On May 31, 1995, the Company had 51 locations throughout the world. See Note J of the "Notes to Consolidated Financial Statements" of the Annual Report for details of the Company's international operations, including sales, operating income and identifiable assets.

Manufacturing

     The Company distributes its manufactured products principally under the trade names "National", "Cetron" and "Amperex". Located in LaFox, Illinois, the Company's manufacturing operations, including value-added, accounted for approximately 6% of its product distribution requirements in fiscal 1995. Such manufacturing operations contributed sales of approximately $12 million in fiscal 1995, $30 million in fiscal 1994 and $33 million in fiscal 1993. The decrease in sales of manufactured products is a result of the transfer of ownership of the Brive, France manufacturing facility and the phase-down of manufacturing activity in LaFox, Illinois. (See Note B of the "Notes to Consolidated Financial Statements" of the Annual Report.)

     The products currently manufactured by the Company include thyratrons and rectifiers, power tubes, ignitrons, electronic display tubes, phototubes, SCR assemblies and spark gap tubes. The materials used in the manufacturing process are readily available and consist of glass bulbs and tubing, nickel, stainless steel and other metals, plastic and metal bases, ceramics, and a wide variety of fabricated metal components.

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

     At present, a staff of 6 persons are involved, on a full- or part-time basis, in various phases of product development. The Company's expenditures in this area were $229,000, $358,000 and $584,000 in fiscal 1995, 1994 and 1993.

Employees

     As of May 31, 1995, the Company employed 406 individuals on a full time basis at U.S. locations. Of these, 61 are employed in administrative and clerical positions, 250 are employed in sales and distribution, and 95 are employed in value-added and product manufacturing. The Company's foreign subsidiaries employ an additional 134 individuals engaged in administration, sales and distribution. All of the Company's employees are non-union.

Competition

     Although the Company believes it is a significant distributor of electron tubes and semiconductors in the United States, it competes worldwide with other general line distributors and manufacturers and other distributors of electronic components (including original equipment manufacturers), many of which are substantially larger and have greater resources than the Company. The Company also competes against manufacturers of semiconductors, which have replaced electron tubes in many applications.

Patents and Trademarks

     The Company acquired certain manufacturing patents and trademarks in connection with acquisitions, including the trademarks "National", "Cetron," and "Amperex." The Company believes that although the patents and trademarks it has obtained have value, they will not be determinative of the Company's success, which depends principally upon its marketing technical support, product delivery and the quality and economic value of its products.

Item 2. Properties

     The Company owns facilities on approximately 300 acres in LaFox, Illinois, consisting of a modern, single and two-story concrete, brick and steel constructed building containing approximately 255,000 square feet of manufacturing, warehouse and office space. The Company also owns a four-story building containing approximately 45,000 square feet of warehouse space on 1.5 acres in Geneva, Illinois. The Company's United Kingdom subsidiary owns a 12,000 square foot single story brick building in Lincoln, England which it utilizes as a sales office and warehouse hub for European sales distribution. The Company's Spanish subsidiary owns 3,510 square feet of office and warehouse space in a 55,000 square foot industrial concrete building constructed in 1988 in Madrid, Spain. The Company's Italian subsidiary owns an office and warehouse facility located in Florence, Italy which consists of approximately 6,400 square feet of a brick and concrete industrial building.

     The Company also rents branch sales offices on a short-term basis in or near Boston, Los Angeles, Miami, New York, Orlando, and San Francisco; and in or near London, England; Mexico City, Mexico; Milan, Italy; Montreal, Canada; and Rome, Italy. Additional sales offices, which include warehouse space, leased on a short-term basis, are located in Houston and San Antonio; and in or near Amsterdam, The Netherlands; Munich, Germany; Paris, France; Sao Paulo, Brazil; Singapore; Taipei, Taiwan; Tokyo, Japan; and Toronto, Canada. Additional warehouse space in Geneva, Illinois is also rented on a short-term basis. The Company also leases a facility from a trust, of which Edward J. Richardson, Chairman of the Board of the Company, is the principal beneficiary. Such facility is used by SSD as its sales office and warehouse. Under the terms of this lease, the Company is obligated to make rental payments of $68,705 per year, expiring in 1996. In the opinion of management, the lease is on terms no less favorable to the Company than similar leases which would be available from unrelated third parties.

Item 3. Legal Proceedings

     No material developments have occurred in the matter of Panache Broadcasting of Pennsylvania, Inc. v. Richardson Electronics, Ltd. and Varian Associates, Inc., pending in the United States District Court for the Northern District of Illinois, Eastern Division, docket no. 90 C 6400. The complaint alleges violations of Sections 1 and 2 of the Sherman Act and Section 7 of the Clayton Act As previously reported the matter remains primarily in the discovery stage and the Court has not determined whether the matter may be maintained as a class action.

     See Part I, Item 1, Business, Developments in the Past Fiscal Year, regarding the settlement of monetary claims of the United States in connection with a 1989 contract with the Department of Justice for night-vision tubes. The Government has not sought any administrative remedies in connection with such matter and the Company cannot predict whether or not further action will be taken or the financial impact, if any, of any such action.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended May 31, 1995.


                                    PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

     Incorporated herein by reference to pages 15 (for dividend payments), 20 (for dividend restriction) and 24 (for market data) of the Annual Report to Stockholders for the year ended May 31, 1995.

Item 6. Selected Financial Data

     Incorporated herein by reference to page 10 of the Annual Report to Stockholders for the year ended May 31, 1995.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Incorporated herein by reference to pages 11 to 13 of the Annual Report to Stockholders for the year ended May 31, 1995.

Item 8. Financial Statements and Supplementary Data

     Incorporated herein by reference to pages 14 through 24 of the Annual Report to Stockholders for the year ended May 31, 1995.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     No event has occurred within the 24 month period prior to the date of the Company's most recent financial statements, which would require disclosure under
Item 9 of this Report.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

     Information concerning Directors and Executive Officers of the Company is contained in the Company's Proxy Statement to be used in connection with its Annual Meeting of Stockholders scheduled to be held October 10, 1995, under the captions "ELECTION OF DIRECTORS - Information Relating to Directors, Nominees and Executive Officers," "ELECTION OF DIRECTORS - Affiliations" and "SECTION 16 FILINGS," which information is incorporated herein by reference.

Item 11. Executive Compensation

     Incorporated herein by reference is information concerning executive compensation is contained in the Company's Proxy Statement to be used in connection with its Annual Meeting of Stockholders scheduled to be held October 10, 1995, under the captions "ELECTION OF DIRECTORS - Directors Compensation" and "EXECUTIVE COMPENSATION," except for captions "REPORT ON EXECUTIVE COMPENSATION" and "PERFORMANCE GRAPH."

Item 12. Security Ownership of Certain Beneficial Owners and Management

     Information concerning security ownership of certain beneficial owners and management is contained in the Company's Proxy Statement to be used in connection with its Annual Meeting of Stockholders scheduled to be held October 10, 1995, under the caption "ELECTION OF DIRECTORS - Information Relating to Directors, Nominees and Executive Officers" and "PRINCIPAL STOCKHOLDERS," which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

     Information concerning certain relationships and related transactions is contained in the Company's Proxy Statement to be used in connection with its Annual Meeting of Stockholders scheduled to be held October 10, 1995, under the caption "EXECUTIVE COMPENSATION - Compensation Committee Interlocks and Insider Participation," which information is incorporated herein by reference.

                                   PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a) The following consolidated financial statements of the registrant and its subsidiaries included on pages 14 through 24 of its Annual Report to Stockholders for the fiscal year ended May 31, 1995 are incorporated herein by reference:
                                                                Filing Method
Report of Independent Accountants                                        E
1. FINANCIAL STATEMENTS:
     Consolidated Balance Sheets - May 31, 1995 and 1994                 E
     Consolidated Statements of Operations - Years ended
          May 31, 1995, 1994 and 1993                                    E
     Consolidated Statements of Cash Flows - Years ended
          May 31, 1995, 1994 and 1993                                    E
     Consolidated Statements of Stockholders' Equity - Years
          ended May 31, 1995, 1994 and 1993                              E
     Notes to Consolidated Financial Statements                          E

     The following consolidated financial information for the fiscal years 1995, 1994 and 1993 is submitted herewith:

2. FINANCIAL STATEMENT SCHEDULES:
II  Valuation and Qualifying Accounts                                    E

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore, have been omitted.

     (b) REPORTS ON FORM 8-K.

          Form 8-K, dated May 31, 1995, reporting under Item 5 - Other Events a Settlement Agreement with the United States of America entered into on May 31, 1995.

     (c) EXHIBITS
                                                                  Filing Method
3(a) Restated Certificate of Incorporation of the Company, incor-
     porated by reference to Appendix B to the Proxy Statement/
     Prospectus dated November 13, 1986, incorporated by reference to the Company's Registration Statement on Form S-4 Commission
     File No. 33-8696.                                                    NA

3(b) By laws of the Company, as amended, incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year
     ended May 31, 1994.                                                  NA

4(a) Specimen forms of Common Stock and Class B Common Stock certifi-
     cates of the Company incorporated by reference to Exhibit 4(a)
     to the Company's Registration Statement on Form S-1, Commission
     File No. 33-10834.                                                   NA

4(b) Indenture between the Company and Continental Illinois National
     Bank and Trust Company of Chicago (including form of 7 1/4%
     Convertible Subordinated Debentures due December 15, 2006)
     incorporated by reference to Exhibit 4(b) to the Company's
     Annual Report on Form 10-K for the fiscal year ended May 31, 1990.   NA

10(a) $13,000,000 Senior Term Note dated March 28, 1994 delivered to American National Bank, incorporated by reference to the
     Company's Quarterly Report on Form 10-Q for the fiscal quarter
     ended February 28, 1994.                                             NA

10(b) $8,000,000 Promissory note dated May 31, 1995 delivered to
     American National Bank.                                               E

10(c) Industrial Building Lease, dated April 14, 1993 between the Company and the American  National Bank & Trust, as trustee under  Trust No. 56120 dated February 23, 1983, incorporated by reference to Exhibit 10(b) to the Company's Annual Report
     on Form 10-K for the fiscal year ended May 31, 1993.                 NA

10(d) The Company's Employees Profit Sharing Plan and Trust
     Agreement, (as amended and restated effective June 1, 1989)
     dated July 14, 1994 incorporated by reference to Exhibit 10(c)
     to the Company's Annual Report on form 10-K for the fiscal
     year ended May 31, 1994.                                             NA

10(e) The Company's Amended and Restated Incentive Stock Option
     Plan effective April 8, 1987 incorporated by reference to
     Exhibit 10(m) to the Company's Annual Report on Form 10-K for
     the fiscal year ended May 31, 1987.                                  NA

10(e)(1) First Amendment to the Company's Amended and Restated
     Incentive Stock Option Plan effective April 11, 1989 incorpo-
     rated by reference to Exhibit 10(l)(1) to the Company's Annual
     Report on Form 10-K for the fiscal year ended May 31, 1989.          NA

10(e)(2) Second Amendment to the Company's Amended and Restated
     Incentive Stock Option Plan effective April 11, 1989 incorpo-
     rated by reference to Exhibit 10(l)(2) to the Company's Annual
     Report on Form 10-K for the fiscal year ended May 31, 1991.          NA

10(f) The Company's Amended and Restated Employees Stock Purchase
     Plan, incorporated by reference to the Company's Proxy Statement used in connection with its Annual Meeting of Stockholders held
     October 2, 1985.                                                     NA

10(f)(1) First Amendment to Amended and Restated Employees Stock
     Purchase Plan, incorporated by reference to Appendix D to the
     Company's Proxy Statement/Prospectus dated November 13, 1986 included in its Registration Statement on Form S-4, Commission
     File No. 33-8696.                                                    NA

10(f)(2) Second Amendment to Amended and Restated Employees Stock
     Purchase Plan, incorporated by reference to Appendix E to the
     Company's Proxy Statement/Prospectus dated November 13, 1986 included in its Registration Statement on Form S-4, Commission
     File No. 33-8696.                                                    NA

10(f)(3) Third Amendment to Amended and Restated Employees Stock
     Purchase Plan incorporated by reference to Exhibit 10(m)(3) to the Company's Annual Report on Form 10-K for the fiscal year
     ended May 31, 1990.                                                  NA

10(f)(4) Fourth Amendment to Amended and Restated Employees Stock
     Purchase Plan incorporated by reference to Exhibit 10(m)(4) to the Company's Annual Report on Form 10-K for the fiscal year
     ended May 31, 1991.                                                  NA

10(f)(5) Fifth Amendment to Amended and Restated Employees Stock
     Purchase Plan incorporated  by reference to Exhibit 10(m)(5) to the Company's Annual Report on Form 10-K for the fiscal year
     ended May 31, 1991.                                                  NA

10(g) Employees Stock Ownership Plan and Trust Agreement, effective as of June 1, 1987, dated July 14, 1994, incorporated by reference to Exhibit 10(f) to the Company's Annual Report on Form 10-K for
     the fiscal year ended May 31, 1994.                                  NA

10(g)(1) First Amendment to Employees Stock Ownership Plan and Trust
     Agreement, dated July 12, 1995.                                       E

10(h) Stock Option Plan for Non-Employee Directors incorporated by reference to Appendix A to the Company's Proxy Statement dated
     August 30, 1989 for its Annual Meeting of Stockholders held on
     October 18, 1989.                                                    NA

10(i) The Company's Employees' Incentive Compensation Plan incorporated by reference to Appendix A to the Company's Proxy Statement dated August 31, 1990 for its Annual Meeting of Stockholders held on
     October 9, 1990.                                                     NA

10(i)(1) First Amendment to Employees Incentive Compensation Plan
     incorporated by reference to Exhibit 10(p)(1) to the Company's
     Annual Report on Form 10-K for the fiscal year ended May 31, 1991.   NA

10(j) Richardson Electronics, Ltd. Employees' 1994 Incentive Compen-
     sation Plan incorporated by reference to Exhibit A to the Company's Proxy Statement dated August 31, 1994 for its Annual Meeting of
     Stockholders held on October 11, 1994.                               NA

10(k) Correspondence outlining Agreement between the Company and Arnold
     R. Allen with respect to Mr. Allen's employment by the Company, incorporated by reference to Exhibit 10(v) to the Company's Annual
     Report on Form 10-K, for the fiscal year ended May 31, 1985.         NA

10(k)(1) Letter dated February 3, 1992 between the Company and Arnold
     R. Allen outlining Mr. Allen's engagement as a consultant by the Company, incorporated by reference to Exhibit 10 (r)(1) to the Company's Annual Report on Form 10-K, for the fiscal year ended
     May 31, 1992.                                                        NA

10(k)(2) Letter dated April 1, 1993 between the Company and Arnold
     R. Allen regarding Mr. Allen's engagement as consultant by the
     Company, incorporated by reference to Exhibit 10(i)(2) to the
     Company's Annual Report on Form 10-K for the fiscal year ended
     May 31, 1994.                                                        NA

10(l) Letter dated January 14, 1992 between the Company and Jacques
     Bouyer setting forth the terms of Mr. Bouyer's engagement as a management consultant by the Company for Europe, incorporated by reference to Exhibit 10(t)(1) to the Company's Annual Report on
     Form 10-K for the fiscal year ended on May 31, 1992.                 NA

10(l)(1) Letter dated January 15, 1992 between the Company and Jacques
     Bouyer setting forth the terms of Mr. Bouyer's engagement as a management consultant by the Company for the United States, incorporated by reference to Exhibit 10(t)(1) to the Company's
     Annual Report on Form 10-K for the fiscal year ended on
     May 31, 1992.                                                        NA

10(m) Letter dated November 27, 1992 between the Company and Ad
     Ketelaars setting forth the terms of Mr. Ketelaars' employment by the Company, incorporated by reference to Exhibit 10(k) to the Company's Annual Report on Form 10-K for the fiscal year
     ended on May 31, 1994.                                               NA

10(n) Letter dated January 13, 1994 between the Company and Samuel
     Rubinovitz setting forth the terms of Mr. Rubinovitz' engagement as management consultant by the Company incorporated by reference to Exhibit 10(m) to the Company's Annual Report on Form 10-K for
     the fiscal year ended on May 31, 1994.                               NA

10(o) Letter dated April 4, 1994 between the Company and Bart F.
     Petrini setting forth the terms of Mr. Petrini's employment by the Company, incorporated by reference to Exhibit 10(o) to the Company's Annual Report on Form 10-K for the fiscal year ended
     on May 31, 1994.                                                     NA

10(p) Letter dated May 20, 1994 between the Company and William J.
     Garry setting forth the terms of Mr. Garry's employment by the
     Company, incorporated by reference to Exhibit 10(p) to the
     Company's Annual Report on Form 10-K for the fiscal year ended
     on May 31, 1994.                                                     NA

10(q) Letter dated October 17, 1994 between the Company and Flint Cooper setting forth the terms of Mr. Cooper's employment by the Company, incorporated by reference to Exhibit 10 to the Company's Quarterly
     Report on Form 10-Q for the quarter ended November 30, 1994.         NA

10(r) The Company's Directors and Officers Liability Insurance Policy
     issued by Chubb Group of Insurance Companies Policy Number
     8125-64-60A incorporated by reference to Exhibit 10(u) to the
     Company's Annual Report on Form 10-K for the fiscal year ended
     May 31, 1991.                                                        NA

10(r)(1) The Company's Directors and Officers Liability Insurance
     Policy renewal issued by Chubb Group of Insurance Companies
     Policy Number 8125-64-60D.                                            E

10(r)(2) The Company's Excess Directors and Officers Liability
     and Corporate Indemnification Policy issued St. Paul Mercury
     Insurance Company Policy Number 900DX0134.                            E

10(r)(3) The Company's Directors and Officers Liability Insurance
     Policy issued by CNA Insurance Companies Policy Number DOX600028634.  E

10(s)(1) Distributor Agreement, executed August 8, 1991, between
     Registrant and Varian Associates, Inc., incorporated by reference to Exhibit 10(d) of the Company's Current Report on Form 8-K for
     September 30, 1991.                                                  NA

10(s)(2) Amendment, dated as of September 30, 1991, between Registrant and Varian Associates,  Inc., incorporated by reference to
     Exhibit 10(e) of the Company's Current Report on Form 8-K for
     September 30, 1991.                                                  NA

10(s)(3) First Amendment to Distributor Agreement between Varian
     Associates, Inc. and the Company as of April 10, 1992, incorpo-
     rated by reference to Exhibit 10(v)(5) of the Company's Annual
     Report on Form 10-K for the fiscal year ended May 31, 1992.          NA

10(s)(4) Consent to Assignment and Assignment dated August 4, 1995
     between Registrant and Varian Associates Inc.                         E

10(s)(5) Final Judgment, dated April 1, 1992, in the matter of United
     States of America v. Richardson Electronics, Ltd., filed in the
     United States District Court for the Northern District of Illinois, Eastern Division, as Docket No. 91 C 6211 incorporated by reference to Exhibit 10(v)(7) to the Company's Annual Report on Form 10-K for
     the fiscal year ended May 31, 1992.                                  NA

10(t) Trade Mark License Agreement dated as of May 1, 1991 between
     North American Philips Corporation and the Company incorporated by reference to Exhibit 10(w)(3) of the Company's Annual Report
     on Form 10-K for the fiscal year ended May 31, 1991.                 NA

10(u) Agreement among the City of Brive, Richardson Electronics, Ltd.,
     Richardson Electronique S.A., Covelec S.A., and Messrs. Denis
     Dumont and Patrick Pertzborn, delivered February 23, 1995, translated from French, incorporated by reference to Exhibit 10(a)
     to the Company's Report on Form 8-K dated February 23, 1995.         NA

10(v) Agreement among Richardson Electronics, Ltd., Richardson
     Electronique S.A., Covelec S.A., and Messrs. Denis Dumont
     and Patrick Pertzborn, delivered February 23, 1995, translated from French, incorporated by reference to Exhibit 10(b) to the
     Company's Report on Form 8-K dated February 23, 1995.                NA

10(w) Settlement Agreement by and between the United States of
     America and Richardson Electronics, Ltd. dated May 31, 1995 incorporated by reference to Exhibit 10(a) to the Company's
     Report on From 8-K dated May 31, 1995.                               NA

11 Statement re computation of net income per share.                       E

13 Annual Report to Stockholders for fiscal year ending May 31, 1995
     (except for the pages and information thereof expressly
     incorporated by reference in this Form 10-K, the Annual Report to Stockholders is provided solely for the information of the Securities and Exchange Commission and is not deemed "filed" as
     part of this Form 10-K).                                              E

21 Subsidiaries of the Company.                                            E

23 Consent of Independent Auditors.                                        E

27 Financial Data Schedules.                                               E

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                              RICHARDSON ELECTRONICS, LTD.

                              By:  /s/
                                   Edward J. Richardson,
                                   Chairman of the Board and
                                   President

                              By:  /s/
                                   William J. Garry
                                   Vice President and
Date:  August 25, 1995             Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/                                     /s/
Edward J. Richardson, Chairman          Dennis R. Gandy, Director
of the Board (principal executive       August 25, 1995
officer), President and Director
August 25, 1995


/s/                                     /s/
Joel Levine, Director                   Scott Hodes, Director
August 15, 1995                         August 25, 1995

/s/                                     /s/
William J. Garry, Vice President        Samuel Rubinovitz, Director
and Chief Financial Officer             August 25, 1995
(principal financial and accounting
officer) and Director
August 25, 1995

/s/                                     /s/
Arnold R. Allen, Director               Kenneth J. Douglas, Director
August 14, 1995                         August 14, 1995

/s/                                     /s/
Jacques Bouyer, Director                Harold L. Purkey
August 25, 1995                         August 25, 1995




Richardson Electronics, Ltd. and Subsidiaries
Schedule II - Valuation and Qualifying Accounts
(in thousands)

          COL. A                          COL. B             COL. C             COL. D         COL. E
                                                           ADDITIONS
                                        Balance at      <F1>         <F2>                      Balance at
       DESCRIPTION                      Beginning   Charged to    Charged to  Deductions -      End of
                                        of Period    Expenses    Other Accts   Describe         Period
                                        ---------    ---------    ---------    ---------      ---------
 Year ended May 31, 1995:
   Allowance for sales returns and
     doubtful accounts                  $   1,405    $     199    $      --    $     219 <F1> $   1,385
   Assets held for disposition          $  15,832    $      --    $      --    $  15,832 <F2> $      --
   Liabilities related to disposition   $   5,568    $      --    $      --    $   5,568 <F2> $      --
   Accrual for phase-down of
     domestic manufacturing             $   2,598    $      --    $      --    $     870 <F3> $   1,728

 Year ended May 31, 1994:
   Allowance for sales returns and
     doubtful accounts                  $  1,456     $     199    $      --    $     250 <F1> $   1,405
   Assets held for disposition          $     --     $  15,832    $      --    $      --      $  15,832
   Liabilities related to disposition   $     --     $   5,568    $      --    $      --      $   5,568
   Accrual for phase-down of
     domestic manufacturing             $  2,954     $   5,100    $      --    $   5,456 <F3> $   2,598

 Year ended May 31, 1993:
   Allowance for sales returns and
     doubtful accounts                  $  1,435     $     328    $      --    $     307 <F1> $   1,456
   Accrual for phase-down of
     domestic manufacturing             $  4,510     $      --    $      --    $   1,556 <F4> $   2,954

<F1> Uncollectible amounts written off, net of recoveries and foreign currency translation.
<F2> Asset write offs and costs incurred for the divestiture of the Company's
     Brive, France, manufacturing operations.
<F3> Costs incurred for the phase-down of domestic manufacturing and the disposition of manufactured inventory.
<F4> Costs incurred for the phase-down of domestic manufacturing and the transfer of certain product lines to the Brive, France facility.