Form 10-Q
period 1995-08-31
RICHARDSON ELECTRONICS LTD/DE
filed 1995-10-12
CIK 355948

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

(Mark One)

  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended August 31, 1995

OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________to_____________

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

                               (708) 208-2200
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No


As of October 9, 1995, there were outstanding 8,330,394 shares of Common Stock, $.05 par value, and 3,247,118 shares of Class B Common Stock, $.05 par value, which are convertible into Common Stock on a share for share basis.


This Quarterly Report on Form 10-Q contains 13 pages. An exhibit index is at page 10.

                                      (1)

                  Richardson Electronics, Ltd. and Subsidiaries
                                     Form 10-Q
                      For the Quarter Ended August 31, 1995




                                       INDEX




                                                        Page
                                                        ----
PART I - FINANCIAL INFORMATION

   Consolidated Condensed Balance Sheets                  3

   Consolidated Condensed Statements of Income            4

   Consolidated Condensed Statements of Cash Flows        5

   Notes to Consolidated Condensed Financial Statements   6

   Management's Discussion and Analysis of Results
      of Operations and Financial Condition               7


PART II - OTHER INFORMATION                              10

                                      (2)

                       Part I - Financial Information
                Richardson Electronics, Ltd. and Subsidiaries
                    Consolidated Condensed Balance Sheets
                               (in thousands)

                                                        August 31   May 31
                                                          1995       1995
                                                        ---------  ---------
                                                       (Unaudited) (Audited)
ASSETS
------
Current assets:
 Cash and equivalents                                   $   4,197  $  11,151
 Receivables,less allowance of $1,572 and $1,385           40,914     42,768
 Inventories                                               87,159     81,267
 Other                                                      9,149      8,762
                                                        ---------  ---------
       Total current assets                               141,419    143,948
Investments                                                 3,596      7,070
Property, plant and equipment, net                         16,318     16,388
Other assets                                                6,482      6,108
                                                        ---------  ---------
       Total assets                                     $ 167,815  $ 173,514
                                                        =========  =========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
 Accounts payable                                       $  12,948  $  16,695
 Accrued expenses                                           8,974     11,161
 Current portion of long-term debt                          9,857      9,857
                                                        ---------  ---------
       Total current liabilities                           31,779     37,713
Long-term debt, less current portion                       79,182     79,647
Stockholders' equity:
 Common stock, $.05 par value; issued 8,330 at
  August 31, 1995 and 8,225 at May 31, 1995                   415        411
 Class B common stock, convertible, $.05 par value;
  issued 3,247 at August 31, 1995 and at May 31, 1995         162        162
 Additional paid-in capital                                50,515     49,989
 Retained earnings                                          7,421      6,141
 Foreign currency translation adjustment                   (1,819)      (686)
 Market appreciation on investments, net of tax               160        137
                                                        ---------  ---------
       Total stockholders' equity                          56,854     56,154
                                                        ---------  ---------
       Total liabilities and stockholders' equity       $ 167,815  $ 173,514
                                                        =========  =========
See notes to consolidated condensed financial statements.

                                      (3)

                 Richardson Electronics, Ltd. and Subsidiaries
                  Consolidated Condensed Statements of Income
                    (in thousands, except per share amounts)

                                          Three Months Ended
                                               August 31
                                      ---------------------------
                                        1995              1994
                                      ---------         ---------
                                               (Unaudited)
Net sales                              $ 57,201          $ 46,407

Costs and expenses:
   Cost of products sold                 40,063            32,904
   Selling, general and
      administrative expenses            13,311            10,980
                                      ---------         ---------
                                         53,374            43,884
                                      ---------         ---------

    Operating income                      3,827             2,523

Other (income) expense:
   Interest expense                       1,504             1,549
   Investment income                       (511)             (246)
   Other, net                               174                 6
                                      ---------         ---------
                                          1,167             1,309
                                      ---------         ---------
   Income before income taxes             2,660             1,214

Income taxes                                930               430
                                      ---------         ---------
   Net income                          $  1,730          $    784
                                      =========         =========

   Net income per share                $    .15          $    .07
                                      =========         =========

Average shares outstanding               11,710            11,428
                                      =========         =========

See notes to consolidated condensed financial statements.

                                      (4)

              Richardson Electronics, Ltd. and Subsidiaries
             Consolidated Condensed Statements of Cash Flows
                        (in thousands)(unaudited)

                                                         Three Months Ended
                                                              August 31
                                                       ----------------------
                                                          1995       1994
                                                        ---------  ---------
Operating Activities:
  Net income                                            $   1,730     $  784
  Non-cash charges to income:
      Depreciation                                            654        681
      Amortization of intangibles and financing costs          85         86
      Deferred income taxes                                  (275)       381
      Common stock awards and contribution
        to employee stock ownership plan                      530        505
                                                        ---------  ---------
        Total non-cash charges                                994      1,653
                                                        ---------  ---------
             Net income adjusted for non-cash charges       2,724      2,437

  Changes in working capital, net of effects
      of currency translation:
        Accounts receivable                                 1,344      1,182
        Inventories                                        (6,461)    (3,997)
        Other current assets                                 (559)       (73)
        Accounts payable                                   (3,828)         7
        Other liabilities                                  (2,084)    (2,956)
                                                        ---------  ---------
             Net changes in working capital               (11,588)    (5,837)
                                                        ---------  ---------
             Net cash used in operating activities         (8,864)    (3,400)
                                                        ---------  ---------
Financing Activities:
      Payments on debt                                       (465)      (466)
      Cash dividends                                         (449)      (445)
                                                        ---------  ---------
             Net cash used in financing activities           (914)      (911)
                                                        ---------  ---------
Investing Activities:
      Reduction in investments                              3,514      3,347
      Capital expenditures                                   (627)      (607)
      Other                                                   (63)        26
                                                        ---------  ---------
             Net cash provided by investing activities      2,824      2,766
                                                        ---------  ---------
             Decrease in cash and equivalents              (6,954)    (1,545)

Cash and equivalents at beginning of year                  11,151      9,739
                                                        ---------  ---------
             Cash and equivalents at end of period       $  4,197   $  8,194
                                                        =========  =========

See notes to consolidated condensed financial statements.

                                      (5)

             Richardson Electronics, Ltd. and Subsidiaries
          Notes to Consolidated Condensed Financial Statements
                 Three Months Ended August 31, 1995
                             (Unaudited)

Note A -- Basis of Presentation
The accompanying unaudited Consolidated Condensed Financial Statements ("Statements") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the periods covered have been reflected in the Statements. Certain information and footnotes necessary for a fair presentation of the financial position and results of operations in conformity with generally accepted accounting principles have been omitted in accordance with the aforementioned instructions. It is suggested that the Statements be read in conjunction with the Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended May 31, 1995.

The Company accounts for its results of operations on a 52/53 week period ending on the Saturday nearest May 31 in each year. Quarterly results for the periods ended August 31, 1995 and August 31, 1994 are for 14 and 13 weeks, respectively.

Note B -- Income Taxes
The income tax provision of $930,000 for the three months ended August 31, 1995 is based on the estimated effective tax rate of 35% for fiscal 1996 income. The income tax provision for first quarter of fiscal 1995 was also based on a 35% estimated effective tax rate. In both years, the rate differs from the applicable federal statutory rate of 34% principally as a result of state income taxes, partially offset by a foreign sales corporation tax benefit.

                                      (6)

                    Management's Discussion and Analysis
              of Results of Operations and Financial Condition
                     Three Months Ended August 31, 1995
                                (Unaudited)

Results of Operations

Net sales for the quarter ended August 31, 1995 were $57.2 million, compared to last year's first quarter of $46.4 million. Sales and gross margin by the Company's strategic business units (SBU) are summarized in the following table. Gross margins for each SBU include provisions for returns and overstock. Provisions for LIFO, manufacturing charges and other costs are included under the caption "Corporate" (in thousands).

                                      Sales             Gross Margin
                                 -----------------    ------------------
Quarter ended August 31           1995      1994       1995      1994
                                -------   -------    -------    -------
  Electron Device Group         $26,809   $23,865    $ 8,217    $ 7,054
  Solid State & Components       15,943    11,318      4,971      3,668
  Display Products Group          8,872     8,596      3,188      2,748
  Security Systems Division       5,577     2,628      1,163        620
  Corporate                         -         -         (401)      (587)
                                -------   -------    -------    -------
    Consolidated                $57,201   $46,407    $17,138    $13,503
                                =======   =======    =======    =======

Sales and product margin by geographic area are summarized in the following table. Product margins exclude inventory and manufacturing provisions, which are not practical to identify by geographic area (in thousands).

                                      Sales            Product Margin
                                -----------------    ------------------

Quarter ended August 31           1995     1994        1995      1994
                                -------   -------    --------   -------
  North America                 $34,279   $27,388     $10,422   $ 8,457
  Europe                         13,027    10,167       4,586     3,240
  Rest of World                   9,895     8,852       2,941     2,684
                                -------   -------    --------   -------
    Consolidated                $57,201   $46,407     $17,949   $14,381
                                =======   =======     =======   =======


Sales, margin and expense comparisons are affected by the Company's accounting calendar, which included 14 weeks in the quarter ended August 31, 1995 and 13 weeks in the quarter ended August 31, 1994. Gross margins for the current year first quarter were 30.0%, compared to 29.1% in the prior year, reflecting higher product margins and lower manufacturing inefficiencies. Product margins were 31.4%, compared to 31.0% in the prior year. Manufacturing variances

                                      (7)

                    Management's Discussion and Analysis
              of Results of Operations and Financial Condition
                     Three Months Ended August 31, 1995
                                (Unaudited)

included in the determination of operating results in the first quarter were insignificant, compared to $.3 million the prior year.

Selling, general, and administrative expenses for the first quarter of fiscal 1996 were $13.3 million, an increase of $2.3 million from the prior year, as a result of sales staff additions, incentive payments on increased gross margins and the Company's accounting calendar. Selling, general and administrative expense as a percent of sales improved, declining to 23.3% from 23.7%.

Investment income of $.5 million in the current year quarter compared to $.2 million in the prior comparable period reflects higher realized capital gains.

Net income was $1.7 million or $.15 per share, compared to $.8 million or $.07 per share in the prior year first quarter.

Liquidity and Capital Resources

Cash provided by operations, exclusive of working capital requirements, was $2.7 million in the first quarter of fiscal 1996, compared to $2.4 million for the first quarter last year. Higher working capital requirements of $11.6 million in the current quarter and $5.8 million last year, debt service and dividend payments were met from cash generated by operations and by liquidation of investments. Quarterly working capital requirements are affected by the timing of semi-annual interest payments under the Company's long-term debt agreements. First quarter interest payments were $2.9 million in each of fiscal 1996 and 1995.

First quarter working capital requirements also include additional inventory investments of $6.5 million in fiscal 1996 and $4.0 million in fiscal 1995 to support sales growth in the SSC, DPG, and SSD business units. Working capital requirements in fiscal 1996 include a $1.1 million payment related to the settlement of audits of the Company's fiscal 1991 and 1992 federal income tax returns. Subsequent to August 31, 1995, the Company received $2.7 million in federal and state tax refunds.

                                      (8)

                    Management's Discussion and Analysis
              of Results of Operations and Financial Condition
                     Three Months Ended August 31, 1995
                                (Unaudited)

Certain of the Company's loan agreements contain various financial and operating covenants which set benchmark levels for tangible net worth, debt / tangible net worth ratio and annual debt service coverage. The Company was in compliance with these covenants at August 31, 1995.

The $8 million short-term bank loan due August 31, 1995 was extended to November 30, 1995. The Company is negotiating a $25 million revolving credit facility to consolidate an existing $10.2 million long-term loan and the $8 million short-term loan and to provide an additional $6.8 million for working capital.

In addition, certain of the current agreements contain restrictions on the Company relating to the purchase of treasury stock or the payment of cash dividends. At August 31, 1995, $4.7 million was available for such transactions. Payment of dividends will be considered quarterly based upon corporate performance.

At August 31, 1995, the market value of the Company's non-current investment portfolio totaled $3.6 million. Included in the portfolio are high-yield investments for which management periodically evaluates the associated market risk. The investments are being maintained for corporate purposes which may include short-term operating needs and the evaluation of opportunities for the Company's expansion. Cash reserves, investments, funds from operations and credit lines are expected to be adequate to meet the operational needs and future dividends of the Company.

                                      (9)

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS
                  No material developments have occurred in the matters reported under the category "Legal Proceedings" in the Registrant's Report on Form 10-K for the fiscal year ended May 31, 1995.

ITEM 2.     CHANGES IN SECURITIES
                  None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

                  None.
ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None.

ITEM 5.     OTHER INFORMATION

                  None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K
                 (a) Exhibit 10 - $8,000,000 Promissory note dated August 31,
                     1995 delivered to American National Bank. - page 12

                     Exhibit 27 - Financial Data Schedule - page 13.

                 (b) Reports on Form 8-K  -  None

                                     (10)

PART II - OTHER INFORMATION

                                 SIGNATURES
           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                    RICHARDSON ELECTRONICS, LTD.

Date     October 12 , 1995           By   /s/ William J. Garry
                                            William J. Garry
                                            Vice President and
                                            Chief Financial Officer

                                     (11)