Form 10-Q
period 1995-11-30
RICHARDSON ELECTRONICS LTD/DE
filed 1996-01-10
CIK 355948

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

(Mark One)

  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended     November 30, 1995

                           OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to

Commission file number 0-12906


                          RICHARDSON ELECTRONICS, LTD.
             (Exact name of registrant as specified in its charter)

                 Delaware                              36-2096643
(State of incorporation or organization)(I.R.S. Employer Identification No.)
                   40W267 Keslinger Road, LaFox, Illinois 60147
              (Address of principal executive offices and zip code)

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

As of January 5, 1996, there were outstanding 8,502,862 shares of Common Stock, $.05 par value, and 3,243,926 shares of Class B Common Stock, $.05 par value, which are convertible into Common Stock on a share-for-share basis.



This Quarterly Report on Form 10-Q contains 39 pages. An exhibit index is at page 11.

                                    (1)

                   RICHARDSON ELECTRONICS, LTD. AND SUBSIDIARIES
                                      FORM 10-Q
                      For the Quarter Ended November 30, 1995


                                   INDEX

                                                               Page
 PART I - FINANCIAL INFORMATION

      Consolidated Condensed Balance Sheets                      3

      Consolidated Condensed Statements of Income                4

      Consolidated Condensed Statements of Cash Flow             5

      Notes to Consolidated Condensed Financial Statements       6

      Management's Discussion and Analysis of Results
          of Operations and Financial Condition                  7



PART II - OTHER INFORMATION                                     10


                                    (2)

                        PART I - FINANCIAL INFORMATION
                 RICHARDSON ELECTRONICS, LTD. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                (in thousands)

                                          November 30    May 31
                                             1995         1995
                                           ---------    ---------
                                          (Unaudited)   (Audited)
ASSETS
------
Current assets:
  Cash and equivalents                     $   6,393    $  11,151
  Receivables,less allowance of $1,627
   and $1,385                                 44,747       42,768
  Inventories                                 88,591       81,267
  Other                                        7,254        8,762
                                           ---------    ---------
        Total current assets                 146,985      143,948
Investments                                    1,746        7,070
Property, plant and equipment, net            16,386       16,388
Other assets                                   5,226        6,108
                                           ---------    ---------
        Total assets                       $ 170,343    $ 173,514
                                           =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Accounts payable                         $  11,748    $  16,695
  Accrued expenses                            10,437       11,161
  Current portion of long-term debt             --          9,857
                                           ---------    ---------
        Total current liabilities             22,185       37,713
Long-term debt, less current portion          88,575       79,647
Stockholders' equity:
  Common stock, $.05 par value; issued
   8,494 at November 30, 1995 and 8,225
   at May 31, 1995                               425          411
  Class B common stock, convertible,
   $.05 par value; issued 3,244 at
   November 30, 1995 and 3,247 at
   May 31, 1995                                  162          162
  Additional paid-in capital                  51,580       49,989
  Retained earnings                            9,206        6,141
  Foreign currency translation adjustment     (1,801)        (686)
  Market appreciation on investments,
   net of tax                                     11          137
                                           ---------    ---------
        Total stockholders' equity            59,583       56,154
                                           ---------    ---------
        Total liabilities
         and stockholders equity           $ 170,343    $ 173,514
                                           =========    =========
See notes to consolidated condensed financial statements.

                                      (3)

                        PART I - FINANCIAL INFORMATION
                 RICHARDSON ELECTRONICS, LTD. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)
                                   (Unaudited)

                                 Three Months Ended       Six Months Ended
                                    November 30             November 30
                                ---------  ---------    ---------  ---------
                                  1995       1994         1995       1994
                                ---------  ---------    ---------  ---------
                                     (Unaudited)             (Unaudited)

Net sales                       $  61,669  $  51,008    $ 118,870  $  97,415

Costs and expenses:
   Cost of products sold           43,735     36,438       83,798     69,342
   Selling, general and
      administrative expenses      13,175     11,545       26,486     22,525
                                ---------  ---------    ---------  ---------
                                   56,910     47,983      110,284     91,867
                                ---------  ---------    ---------  ---------

    Operating income                4,759      3,025        8,586      5,548

Other (income) expense:
   Interest expense                 1,739      1,568        3,243      3,117
   Investment income                 (376)      (291)        (887)      (537)
   Other, net                          86         50          260         56
                                ---------  ---------    ---------  ---------
                                    1,449      1,327        2,616      2,636
                                ---------  ---------    ---------  ---------
Income before income taxes          3,310      1,698        5,970      2,912

Income taxes                        1,070        570        2,000      1,000
                                ---------  ---------    ---------  ---------
Net income                      $   2,240  $   1,128    $   3,970  $   1,912
                                =========  =========    =========  =========

Net income per share            $     .19  $     .10    $     .34  $     .17
                                =========  =========    =========  =========

Average shares outstanding         11,909     11,541       11,809     11,484
                                =========  =========    =========  =========

See notes to consolidated condensed financial statements.

                                      (4)

                        PART I - FINANCIAL INFORMATION
                 RICHARDSON ELECTRONICS, LTD. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                         (in thousands)(unaudited)

                                              Six Months Ended
                                                November 30
                                           ----------------------
                                             1995         1994
                                           ---------    ---------
Operating Activities:
  Net income                               $   3,970    $   1,912
   Non-cash charges to income:
      Depreciation                             1,319        1,360
      Amortization of intangibles and
       financing costs                           170          172
      Deferred income taxes                    1,053          904
      Common stock awards and contribution
        to employee stock ownership plan         500          500
                                           ---------    ---------
    Total non-cash charges                     3,042        2,936
                                           ---------    ---------
   Net income adjusted for non-cash charges    7,012        4,848

  Changes in working capital, net of effects
    of currency translation:
  Accounts receivable                         (2,445)        (947)
      Inventories                             (7,872)      (3,831)
      Other current assets                     1,350          175
      Accounts payable                        (5,009)        (437)
      Other liabilities                         (692)      (1,232)
                                           ---------    ---------
   Net changes in working capital            (14,668)      (6,272)
                                           ---------    ---------
   Net cash used in operating activities      (7,656)      (1,424)
                                           ---------    ---------
Financing Activities:
   Payments on debt                             (929)        (933)
   Cash dividends                               (905)        (890)
                                           ---------    ---------
   Net cash used in financing activities      (1,834)      (1,823)
                                           ---------    ---------
Investing Activities:
  Reduction in investments                     5,103        4,264
  Capital expenditures                        (1,359)      (1,197)
  Other                                         (112)         291
                                           ---------    ---------
   Net cash provided by investing
     activities                                3,632        3,358
                                           ---------    ---------
   Decrease in cash and equivalents           (5,858)         111

Cash and equivalents at beginning of year     11,151        9,739
                                           ---------    ---------
   Cash and equivalents at end of period   $   5,293    $   9,850
                                           =========    =========

See notes to consolidated condensed financial statements.

                                      (5)

                 RICHARDSON ELECTRONICS, LTD. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
             Three- and Six-Month Periods Ended November 30, 1995
                                  (Unaudited)

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

The marketing and sales operations of the Company are organized in four strategic business units (SBUs): Electronic Device Group (EDG), Solid State and Components (SSC), Display Products Group (DPG) and Security Systems Division
(SSD). References hereinafter are to the acronyms noted parenthetically.

Note B -- Income Taxes

The income tax provisions for the six-month periods ended November 30, 1995 and November 30, 1994 are based on the estimated effective tax rate of 34% for fiscal 1996 and 1995 income. The effect of expected state income taxes are offset by U.S. foreign sales corporation tax benefits in both years.

For fiscal 1996, the second quarter tax rate was 32%, reflecting a reduction in the estimated annual effective rate to 34% from the first quarter estimate of 35%. The first quarter estimate included non-taxable foreign net operating losses which are no longer anticipated. The second quarter tax rate in fiscal 1995 was 34%.

                                      (6)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
              Three- and Six- Month Periods Ended November 30, 1995
                                  (Unaudited)

Results of Operations

Net sales for the second quarter of fiscal 1996 were a record $61.7 million, up 21% from last year's second quarter of $51.0 million. Sales for the six-month period were $118.9 million, a 22% increase from $97.4 in the prior year. In the quarter, the Company experienced growth in all SBU's, lead by SSC's $5.6 million increase, a 46% improvement over the prior year. SSD more than doubled their sales, providing an increase of $3.5 million. Trends were similar on a year-to-date basis. Sales and gross margin by the Company's SBU are summarized in the following table along with the sales percentage increase from the prior year and gross margin percent of sales. Gross margins for each SBU include provisions for returns and overstock. Provisions for LIFO, manufacturing charges and other costs are included under the caption "Corporate" (in thousands).

                         Sales                        Gross Margin
              ---------------------------   -------------------------------
                1996         1995      %      1996    GM%      1995    GM%
              --------    --------   ----   -------  -----   ------- ------
Second Quarter
EDG           $ 28,421    $ 27,101     5%   $ 8,430  29.7%   $ 8,035  29.6%
SSC             17,834      12,198    46%     5,440  30.5%     3,886  31.9%
DPG              8,730       8,513     3%     3,252  37.3%     2,797  32.9%
SSD              6,684       3,196   109%     1,412  21.1%       721  22.6%
Corporate            -           -             (600)            (869)
              --------    --------          -------          -------
    Total     $ 61,669    $ 51,008    21%   $17,934  29.1%   $14,570  28.6%
              ========    ========          =======          =======

Six Months
EDG           $ 55,230    $ 50,941     8%   $16,647  30.1%   $15,089  29.6%
SSC             33,777      23,520    44%    10,411  30.8%     7,554  32.1%
DPG             17,602      17,128     3%     6,440  36.6%     5,545  32.4%
SSD             12,261       5,826   110%     2,575  21.0%     1,341  23.0%
Corporate            -           -           (1,001)          (1,456)
              --------    --------          -------          -------
    Total     $118,870    $ 97,415    22%   $35,072  29.5%   $28,073  28.8%
              ========    ========          =======          =======



In the quarter, the Company experienced sales gains in all areas of the world. North America contributed $5.7 million to the overall sales increase and Europe achieved the largest percentage increase of 33.9% or $4.0 million. Trends were similar on a year-to-date basis. Sales and gross margin by geographic area are summarized in the following table along with the percentage increase from the prior year and gross margin percent of sales. Provisions for LIFO, manufacturing charges and other costs are included under the caption "Corporate" (in thousands).

                                      (7)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
              Three- and Six- Month Periods Ended November 30, 1995
                                  (Unaudited)


                        Sales                       Gross Margin
              --------------------------    -------------------------------
                1996        1995     %       1996     GM%      1995    GM%
              --------    --------   ----   -------  -----   -------  -----
Second Quarter
North America $ 34,913    $ 29,247    19%   $10,303  29.5%   $ 8,864  30.3%
Europe          15,776      11,784    34%     5,190  32.9%     3,771  32.0%
Rest of World   10,980       9,977    10%     3,041  27.7%     2,804  28.1%
Corporate            -           -             (600)            (869)
              --------    --------          -------          -------
    Total     $ 61,669    $ 51,008    21%   $17,934  29.1%   $14,570  28.6%
              ========    ========          =======          =======

Six Months
North America $ 69,192    $ 56,635    22%   $20,487  29.6%   $17,188  30.3%
Europe          28,803      21,951    31%     9,678  33.6%     6,937  31.6%
Rest of World   20,875      18,829    11%     5,908  28.3%     5,404  28.7%
Corporate            -           -           (1,001)          (1,456)
              --------    --------          -------          -------
    Total     $118,870    $ 97,415    22%   $35,072  29.5%   $28,073  28.8%
              ========    ========          =======          =======

Gross margins for the second quarter were 29.1%, compared to 28.6% in the prior year, reflecting higher distribution product margins, primarily in Europe, and the phase-down of manufacturing completed in 1995.

Selling, general, and administrative expenses for the second quarter of fiscal 1996 were $13.2 million, an increase of $1.6 million from the prior year, primarily due to personnel additions for expansion of the specialty sales program and incentive payments on increased gross margins. Selling, general and administrative expense as a percent of sales improved, declining to 21.4% from 22.6%. Trends were similar on a year-to-date basis.

The sales growth, combined with proportionately slower growth in costs, resulted in net income of $2.2 million or $.19 per share for the quarter, compared to $1.1 million or $.10 per share in the prior year. For the six month period, net income of $4.0 million or $.34 per share doubled the prior year results of $1.9 million or $.17 per share.

Liquidity and Capital Resources

Cash provided by operations, exclusive of working capital requirements, was $7.0 million in the first half of fiscal 1996, compared to $4.9 million for the first half last year. Investments in additional working capital of $14.7 million in the first half of 1996 and $6.3 million last year, debt service and dividend payments were funded by cash generated by operations, liquidation of

                                      (8)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
              Three- and Six- Month Periods Ended November 30, 1995
                                  (Unaudited)

investments and proceeds from the exercise of stock options. First half interest payments were $3.1 million in each of fiscal 1996 and 1995.
First half working capital requirements include inventory investments of $7.9 million in fiscal 1996 and $3.8 million in fiscal 1995 to support sales growth. Accounts payable declined $5.0 million, reflecting the timing of several large payments to vendors.

In the second quarter the Company finalized a $25 million senior revolving credit note agreement due November 30, 1998 consolidating a $9.8 million long-term loan and an $8 million short-term loan. The loan bears interest at 125 basis points over LIBOR, which at November 30 resulted in a rate of 7.1%. An additional $7.2 million is available under the agreement for future working capital or other corporate requirements.

The Company's loan agreements contain various financial and operating covenants which set benchmark levels for tangible net worth, debt / tangible net worth ratio and annual debt service coverage. The Company was in compliance with these covenants at November 30, 1995.

In addition, certain of the current agreements contain restrictions on the Company relating to the purchase of treasury stock or the payment of cash dividends. At November 30, 1995, $7.6 million was available for such transactions. Payment of dividends will be considered quarterly based upon corporate performance.

At November 30, 1995, the market value of the Company's non-current investment portfolio totaled $1.7 million. Included in the portfolio are high-yield investments for which management periodically evaluates the associated market risk. The investments are being maintained for corporate purposes which may include short-term operating needs and the evaluation of opportunities for the Company's expansion. Cash reserves, investments, funds from operations and credit lines are expected to be adequate to meet the operational needs and future dividends of the Company.

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

                None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

                None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                (a) At the Annual meeting of stockholders held October 10, 1995, the following directors were elected. It was noted that of the proxies voting it was believed 380,886 are broker votes and such brokers held another 177,473 shares entitled to vote and such shares were not voted.

                                              NUMBER OF     WITHHELD
                 NAME                 AFFIRMATIVE VOTES    AUTHORITY
                 Edward J. Richardson        39,487,867       15,513
                 Dennis Gandy                39,478,265       25,115
                 Joel Levine                 39,484,230       19,150
                 Arnold R. Allen             39,476,658       26,722
                 Scott Hodes                 39,464,564       38,816
                 Samuel Rubinovitz           39,484,230       19,150
                 Kenneth J. Douglas          39,483,930       19,450
                 Jacques Bouyer              39,484,005       19,375
                 William J. Garry            39,483,867       19,375
                 Harold L. Purkey            39,477,230       19,150

                                      (10)

ITEM 5.     OTHER INFORMATION

                 None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

                 (a) Exhibit 10 - $25,000,000 Senior Revolving Credit Note
                     Facility Agreement dated November 30, 1995 delivered to American National Bank. - page 12

                     Exhibit 27 - Financial Data Schedule - page 39.

                 (b) Reports on Form 8-K  -  None

                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          RICHARDSON ELECTRONICS, LTD.

Date     January 10 , 1995   	By   /s/ William J. Garry
                                   William J. Garry
                                   Vice President and
                                   Chief Financial Officer

                                      (11)