Form 10-Q
period 1996-02-29
RICHARDSON ELECTRONICS LTD/DE
filed 1996-04-12
CIK 355948

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

(Mark One)

  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended     February 29, 1996

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

As of April 5, 1996, there were outstanding 8,525,402 shares of Common Stock, $.05 par value, and 3,243,926 shares of Class B Common Stock, $.05 par value, which are convertible into Common Stock on a share-for-share basis.



This Quarterly Report on Form 10-Q contains 13 pages. An exhibit index is at page 11.

                                    (1)

               RICHARDSON ELECTRONICS, LTD. AND SUBSIDIARIES
                              FORM 10-Q
                For the Quarter Ended February 29, 1996



                               INDEX


                                                        Page
                                                        ----

PART I - FINANCIAL INFORMATION

   Consolidated Condensed Balance Sheets                  3

   Consolidated Condensed Statements of Income            4

   Consolidated Condensed Statements of Cash Flows        5

   Notes to Consolidated Condensed Financial Statements   6

   Management's Discussion and Analysis of Results
      of Operations and Financial Condition               7


PART II - OTHER INFORMATION                              11

                                      (2)

                       PART I - FINANCIAL INFORMATION
               RICHARDSON ELECTRONICS, LTD. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                                (in thousands)

                                          February 29    May 31
                                             1996         1995
                                          ---------    ---------
                                         (Unaudited)   (Audited)
ASSETS

Current assets:
  Cash and equivalents                    $   3,786    $  11,151
  Receivables,less allowance of
     $1,617 and $1,385                       43,877       42,768
  Inventories                                93,482       81,267
  Other                                       7,692        8,762
                                          ---------    ---------
        Total current assets                148,837      143,948
Investments                                   1,851        7,070
Property, plant and equipment, net           16,210       16,388
Other assets                                  4,546        6,108
                                          ---------    ---------
        Total assets                      $ 171,444    $ 173,514
                                          =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                        $  11,931    $  16,695
  Accrued expenses                            9,113       11,161
  Current portion of long-term debt            --          9,857
                                          ---------    ---------
        Total current liabilities            21,044       37,713
Long-term debt, less current portion         89,575       79,647
Stockholders' equity:
  Common stock, $.05 par value; issued
     8,525 at February 29, 1996 and
     8,225 at May 31, 1995                      426          411
  Class B common stock, convertible,
     $.05 par value; issued 3,244 at
     February 29, 1996 and 3,247 at
     May 31, 1995                               162          162
  Additional paid-in capital                 51,718       49,989
  Retained earnings                          10,570        6,141
  Foreign currency translation adjustment    (2,051)        (686)
  Market appreciation on investments,
     net of tax                                --            137
                                          ---------    ---------
       Total stockholders' equity            60,825       56,154
                                          ---------    ---------
       Total liabilities and stockholders $ 171,444    $ 173,514
                                          =========    =========

See notes to consolidated condensed financial statements.

                                      (3)

                       PART I - FINANCIAL INFORMATION
               RICHARDSON ELECTRONICS, LTD. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                  (in thousands, except per share amounts)

                                 Three Months Ended      Nine Months Ended
                                   February 28/29          February 28/29
                                --------   --------    ---------  ---------
                                  1996       1995         1996       1995
                                --------   --------    ---------  ---------
                                     (Unaudited)            (Unaudited)
Net sales                       $ 56,367   $ 51,255    $ 175,237  $ 148,670

Costs and expenses:
   Cost of products sold          39,551     36,582      123,349    105,924
   Selling, general and
      administrative expenses     12,724     12,308       39,210     34,833
                                --------   --------    ---------  ---------
                                  52,275     48,890      162,559    140,757
                                --------   --------    ---------  ---------

    Operating income               4,092      2,365       12,678      7,913

Other  (income) expense:
   Interest expense                1,726      1,523        4,969      4,639
   Investment income                (158)      (485)      (1,045)    (1,022)
   Other, net                       (197)      (145)          63        (88)
                                --------   --------    ---------  ---------
                                   1,371        893        3,987      3,529
                                --------   --------    ---------  ---------
   Income before income taxes      2,721      1,472        8,691      4,384

Income taxes                         900        500        2,900      1,500
                                --------   --------    ---------  ---------
   Net Income                   $  1,821   $    972    $   5,791  $   2,884
                                ========   ========    =========  =========

   Net income per share         $    .15   $    .08    $     .49  $     .25
                                ========   ========    =========  =========

Average shares outstanding        12,178     11,642       11,931     11,537
                                ========   ========    =========  =========

See notes to consolidated condensed financial statements.

                                      (4)

                     PART I - FINANCIAL INFORMATION
               RICHARDSON ELECTRONICS, LTD. AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                        (in thousands)(unaudited)

                                             Nine Months Ended
                                               February 28/29
                                           ---------------------
                                             1995         1994
                                           --------     --------
Operating Activities:
  Net income                               $  5,791     $  2,884
   Non-cash charges to income:
      Depreciation                            1,965        1,985
      Amortization of intangibles
        and financial costs                     256          274
      Deferred income taxes                   1,785        1,535
      Contribution to employee stock
        ownership plan                          500          500
                                           --------     --------
    Total non-cash charges                    4,506        4,294
                                           --------     --------
   Net income adjusted for non-cash charges  10,297        7,178
  Changes in working capital,
    net of effects of currency translation:
      Accounts receivable                    (1,596)      (2,563)
      Inventories                           (12,738)      (3,136)
      Other current assets                      874          707
      Accounts payable                       (5,103)        (655)
      Other liabilities                      (2,000)      (5,281)
                                           --------     --------
   Net changes in working capital           (20,563)     (10,928)
                                           --------     --------
   Net cash used in operating activities    (10,266)      (3,750)
                                           --------     --------
Financing Activities:
  Proceeds from stock options exercised       1,239            -
  Proceeds from borrowings                    1,000            -
  Payments on debt                             (929)      (2,025)
  Cash dividends                             (1,362)      (1,334)
                                           --------     --------
   Net cash used in financing activities        (52)      (3,359)
                                           --------     --------
Investing Activities:
  Reduction in investments                    4,994        7,767
  Capital expenditures                       (1,823)      (1,934)
  Other                                        (218)         453
                                           --------     --------
   Net cash provided by investing
     activities                               2,953        6,286
                                           --------     --------
   Decrease in cash and equivalents          (7,365)        (823)

Cash and equivalents at beginning of year    11,151        9,739
                                           --------     --------
   Cash and equivalents at end of period   $  3,786     $  8,916
                                           ========     ========

See notes to consolidated condensed financial statements.

                                      (5)

               RICHARDSON ELECTRONICS, LTD. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
           Three- and Nine-Month Periods Ended February 29, 1996
                                  (Unaudited)

Note A -- Basis of Presentation

The accompanying unaudited Consolidated Condensed Financial Statements (Statements) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the periods covered have been reflected in the Statements. Certain information and footnotes necessary for a fair presentation of the financial position and results of operations in conformity with generally accepted accounting principles have been omitted in accordance with the aforementioned instructions. It is suggested that the Statements be read in conjunction with the Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended May 31, 1995.

The marketing and sales operations of the Company are organized in four strategic business units (SBUs): Electronic Device Group (EDG), Solid State and Components (SSC), Display Products Group (DPG) and Security Systems Division
(SSD). References hereinafter are to the acronyms noted parenthetically.

Note B -- Income Taxes

The income tax provisions for the three- and nine-month periods ended February 29, 1996 are based on the estimated effective tax rate of 33% for fiscal 1996 income. The effect of expected state income taxes is offset by the utilization of foreign net operating loss carryforwards and by U.S. foreign sales corporation tax benefits.

The income tax provision for the three- and nine-month periods ended February 28, 1995 are based on the estimated effective tax rate of 34% for fiscal 1995 income. The effect of expected state income taxes in 1995 was offset by U.S. foreign sales corporation tax benefits.

                                      (6)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
             Three- and Nine-Month Periods Ended February 29,1996

Results of Operations

Net sales for the third quarter of fiscal 1996 were $56.4 million, up 10% from last year's third quarter of $51.3 million. Sales for the nine-month period were $175.2 million, an 18% increase from $148.7 million in the prior year. Sales and gross margins by the Company's SBUs are summarized in the following table along with the sales percentage increase from the prior year and gross margin percent of sales. Gross margins for each SBU include provisions for returns and overstock. Provisions for LIFO, manufacturing charges and other costs are included under the caption "Corporate" (in thousands).

                        Sales                         Gross Margin
              ---------------------------   -------------------------------
                1996        1995       %      1996    GM%      1995    GM%
              --------    --------   ----   -------  -----   ------- ------
Third Quarter

EDG           $ 25,053    $ 26,178    -4%   $ 7,478  29.8%   $ 7,543  28.8%
SSC             16,234      12,912    26%     4,905  30.2%     4,045  31.3%
DPG              8,501       8,903    -5%     3,194  37.6%     3,028  34.0%
SSD              6,579       3,262   102%     1,405  21.4%       703  21.6%
Corporate            -           -             (166)            (646)
              --------    --------          -------          --------
    Total     $ 56,367    $ 51,255    10%   $16,816  29.8%   $14,673  28.6%
              ========    ========          =======          =======
Nine Months

EDG           $ 80,284    $ 77,119     4%   $24,125  30.0%   $22,632  29.3%
SSC             50,010      36,432    37%    15,316  30.6%    11,600  31.8%
DPG             26,103      26,031     0%     9,634  36.9%     8,573  32.9%
SSD             18,840       9,088   107%     3,980  21.1%     2,044  22.5%
Corporate            -           -           (1,167)          (2,103)
              --------    --------          -------          -------
    Total     $175,237    $148,670    18%   $51,888  29.6%   $42,746  28.8%
              ========    ========          =======          =======

In the quarter, sales gains of $3.3 million each were achieved by the Company's SSC and SSD SBUs. For the third quarter in a row, SSD has more than doubled their sales over the prior year. Expansion of DPG's sales in Europe substantially mitigated lower demand in the United States, where one customer's requirements were lower by $1.0 million in the quarter-to-quarter comparison. Sales to this high-volume customer were at relatively low gross margins. As a result, DPG's gross margin increased to 37.6% from 34% a year ago. The 4% decline in EDG sales was primarily in the broadcast and microwave portions of its business. EDG

                                      (7)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
             Three- and Nine-Month Periods Ended February 29,1996
                                   (Unaudited)

third quarter sales were affected by several factors, including severe weather in the Northeastern United States and delays in U.S. government purchases due to unresolved budgetary issues. EDG sales outside the United States were essentially flat. For the nine-month period, the Company experienced growth in all SBUs.

In the quarter, the Company achieved sales gains in all areas of the world. North America contributed $2.5 million to the overall sales increase and Europe achieved the largest percentage increase of 14% or $1.7 million. Trends were similar on a year-to-date basis. Sales and gross margin by geographic area are summarized in the following table along with the percentage increase from the prior year and gross margin percent of sales. Provisions for LIFO, manufacturing charges and other costs are included under the caption "Corporate" (in thousands).


                        Sales                         Gross Margin
              --------------------------   -------------------------------
                1996        1995     %       1996     GM%      1995    GM%
              --------    --------  ----    -------  -----   -------  -----
Third Quarter

North America $ 32,703    $ 30,183     8%   $ 9,511  29.1%   $ 8,848  29.3%
Europe          13,631      11,966    14%     4,629  34.0%     3,916  32.7%
Rest of World   10,033       9,106    10%     2,842  28.3%     2,556  28.1%
Corporate            -           -             (166)            (647)
              --------    --------          -------          -------
    Total     $ 56,367    $ 51,255    10%   $16,816  29.8%   $14,673  28.6%
              ========    ========          =======          =======
Nine Months

North America $101,895    $ 86,818    17%   $29,998  29.4%   $26,036  30.0%
Europe          42,434      33,917    25%    14,307  33.7%    10,853  32.0%
Rest of World   30,908      27,935    11%     8,750  28.3%     7,960  28.5%
Corporate            -           -           (1,167)          (2,103)
              --------    --------          -------          -------
    Total     $175,237    $148,670    18%   $51,888  29.6%   $42,746  28.8%
              ========    ========          =======          =======


Gross margins for the third quarter were 29.8%, compared to 28.6% in the prior year, reflecting higher distribution product margins, primarily in Europe, lower LIFO expense, and the phase-down of manufacturing and elimination of related inefficiencies completed in 1995.

On a quarterly basis, selling, general and administrative expense as a percent of sales improved, declining to 22.6% from 24.0%. Trends were similar on a year-to-date basis.

The sales growth, combined with proportionately slower growth in costs, resulted in net income of $1.8 million or $.15 per share for the quarter, compared to $1.0 million or $.08 per share in the prior year. For the

                                       (8)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
             Three- and Nine-Month Periods Ended February 29,1996
                                   (Unaudited)

nine-month period, net income of $5.8 million or $.49 per share doubled the prior year results of $2.9 million or $.25 per share.

Liquidity and Capital Resources

Cash provided by operations, exclusive of working capital requirements, was $10.3 million in the first nine months of fiscal 1996, compared to $7.2 million for the first nine months last year. Investments in additional working capital of $20.6 million in the first nine months of 1996 and $10.9 million last year, capital expenditures, debt service and dividend payments were funded primarily by cash generated by operations and liquidation of investments. Interest payments for the first nine months were $6.8 million in fiscal 1996 and $6.1 million in 1995.

Working capital requirements for the first nine months include inventory investments of $12.7 million in fiscal 1996 and $3.1 million in fiscal 1995 to support sales growth. Accounts payable declined $5.1 million, reflecting the timing of several large payments to vendors.

In the second quarter the Company finalized a $25 million senior revolving credit note agreement due November 30, 1998 consolidating a $9.8 million long-term loan and an $8 million short-term loan. The loan bears interest at 125 basis points over LIBOR, which at February 29 resulted in a rate of 7.1%. The Company borrowed $1.0 million for working capital in the third quarter and $6.2 million was available at February 29 under the agreement for future working capital or other corporate requirements.

An additional $1.0 million was borrowed in March, 1996 for the acquisition of certain assets and liabilities of TubeMaster, Inc. TubeMaster is a national supplier of x-ray tubes, image intensifiers, camera tubes, cameras and complete image intensifier systems for medical applications.

The Company's loan agreements contain various financial and operating covenants which set benchmark levels for tangible net worth, debt / tangible net worth ratio and annual debt service coverage. The Company was in compliance with these covenants at February 29, 1996.

                                     (9)

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
             Three- and Nine-Month Periods Ended February 29,1996
                                   (Unaudited)

In addition, certain of the current agreements contain restrictions relating to the purchase by the Company of treasury stock or the payment of cash dividends. At February 29, 1996, $9.1 million was available for such transactions. Payment of dividends will be considered quarterly based upon corporate performance.

Cash reserves, investments, funds from operations and credit lines are expected to be adequate to meet the operational needs and future dividends of the Company.

                                      (10)

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

                None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

                None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                None.

ITEM 5.    OTHER INFORMATION

                None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
                (a)   Exhibit 27 - Financial Data Schedule - page 13.
                (b)   Reports on Form 8-K  -  None

                                      (11)

PART II -- OTHER INFORMATION

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
	        		         RICHARDSON ELECTRONICS, LTD.

Date     April 11 , 1996   	By    \s\  William J. Garry
                   				            William J. Garry
				                               Vice President and
                   				            Chief Financial Officer

                                      (12)