Form 10-K
period 1996-05-31
RICHARDSON ELECTRONICS LTD/DE
filed 1996-08-29
CIK 355948

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-K

 X   ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE
     ACT OF 1934 (FEE REQUIRED)
     For the fiscal year ended                May 31, 1996

                                     OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
     For the transition period from                     to

Commission File No.      0-12906

                           RICHARDSON ELECTRONICS, LTD.
             (Exact name of registrant as specified in its charter)

            Delaware                                        36-2096643
(State of incorporation or organization)              (I.R.S. Employer ID No.)

                   40W267 Keslinger Road, LaFox, Illinois 60147
                     (Address of principal executive offices)

Registrant's telephone number including area code:          (630) 208-2200

Securities registered pursuant to Section 12(b) of the Act:           None

Securities registered pursuant to Section 12(g) of the Act:     Common Stock,
                                                               $.05 par value

Indicate by check mark whether the registrant (1) has filed all reports re-quired to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.        Yes    X         No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.     [    ]

As of August 20, 1996, there were outstanding 8,651,478 shares of Common Stock,$.05 par value, and 3,243,100 shares of Class B Common Stock, $.05 par value, which are convertible into Common Stock on a share for share basis, of the registrant and the aggregate market value of such shares, held by non-affiliates of the registrant was approximately $53,700,000.

Portions of the 1996 Annual Report to Stockholders of Registrant for fiscal year ended May 31, 1996 are incorporated in Parts I, II, and IV of this Report. Portions of the Registrant's Proxy Statement dated September 3, 1996 for the Annual Meeting of Stockholders scheduled to be held October 1, 1996 are incor-porated in Part III of this Report. Except as specifically incorporated herein by reference, the above mentioned Annual report to Stockholders and Proxy Statement are not deemed filed as part of this report.

An exhibit index is located at pages 14 through 21.




                                   PART I

Item 1.     Business

     The registrant (herein with its subsidiaries referred to as the "Company" or "Richardson") operates in one industry as a specialized international value-added distributor of electronic components, including vacuum tubes, power semiconductors, related electronic components and security systems. These devices are primarily used to control, switch or amplify electrical power or signals, or as display devices in a variety of industrial, communication, scientific and other applications. The Company offers a wide range of value-added services, including among others, labeling, testing, kitting and repack-aging. The Company manufactures certain of the electron tubes and other compo-nents it distributes.

     Consolidated sales in 1996 set a new record at $239.7 million, up 15% over the prior year. The Company believes that much of its growth is attributable to its concentration on specialized areas of the electronics market. Historically, the Company's primary business was the distribution of electron tubes and it continues to be a major distributor of these products. In recent years, the Company has followed the migration of its customers to newer technologies, capitalizing on its expertise as a value-added distributor. A milestone was reached in 1996 as electron tubes contributed less than 50% of consolidated sales. Due to the significant increase in new product offerings, including solid state components and cathode ray tubes, these product lines represented 54% of sales compared to 35% five years ago. The addition of new product lines is primarily based upon compatibility with the Company's existing customer base. The Company also seeks new applications and customers (including, without limitation, through new and expanded distribution franchises) for its existing product lines.

     A significant portion of the Company's sales are of replacement parts. Specialized areas of the original equipment industry and research and develop-ment applications are also served by the Company. The marketing and sales organization of the Company is divided into four strategic business units
(SBUs): Electron Device Group (EDG), Solid State and Components (SSC), Display Products Group (DPG), and Security Systems Division (SSD). EDG distributes power grid tubes and continuous wave magnetrons for industrial heating applica-tions and also thyratrons, ignitrons, receiving tubes and special purpose tubes which are sold to many industries, including automotive, steel, plastics and textiles companies. EDG also distributes high voltage switch tubes and x-ray tubes used in x-ray imaging equipment and specialty tubes for analytical equipment, as well as camera tubes, photomultipliers, switch tubes, magnetrons, hydrogen thyratrons and imaging equipment to the medical industry. Power grid tube and camera tube product lines are sold by EDG to the radio and television broadcast industry. In addition, EDG assists other SBU's to market cathode ray tubes (CRTs), power semiconductors and related components to the broadcast industry. EDG also serves the avionics, marine, microwave and communications industries with product lines including traveling wave tubes, klystrons, planar triodes, hydrogen thyratrons, magnetrons and display storage tubes.

     SSC distributes RF transistors and amplifiers, communications modules, passive components, silicon controlled rectifiers, integrated circuits, semi-conductors, high voltage capacitors, resistors, broadcast amplifiers, and other RF and microwave semiconductors for avionics, broadcast, communications, data display and industrial applications.

     DPG markets data display and instrumentation CRTs that are used in data display, marine, medical, radar, and avionic applications. It also distributes flyback transformers and various components for monitor and terminal repair.

     SSD distributes closed-circuit television (CCTV) equipment, as well as burglar, fire, intercommunication, access control and other security related products, equipment and accessories, for both initial installation and replace-ment. In addition, SSD is an approved repair service organization. SSD has made the strategic decision to enter the machine vision market, which uses cameras to view and monitor processes, typically in industrial applications. The camera converts the CCTV signal into a computer frame-grabbed image and compares the image to the acceptable tolerances on file.

     Sales trends for each SBU are summarized and analyzed in Management's Discussion and Analysis on pages 11-13 of the Annual Report to Stockholders for the Year Ended May 31, 1996 (Annual Report).

     The global market for electron tubes served by EDG, is estimated by the Company to be more than $2 billion. SSC participates in specialized segments of the semiconductor market, distributing power semiconductors and RF and micro-wave semiconductors. According to industry estimates, European, United States and Japan-based factory sales for power semiconductors approximate $5 billion. Richardson estimates the portion of this market it serves at $1 billion. DPG estimates factory sales of CRTs in the global market approximate $8.8 billion. The Company estimates that annual wholesale sales for CCTV and related security equipment served by SSD, approximate $360 million.

     Sales of solid state components, primarily RF semiconductors, have grown rapidly in recent years. Semiconductors have been replacing electron tubes in many applications, such as low power television and radio transmitters. How-ever, in other applications, including higher power broadcasting and certain industrial equipment, electron tubes are more suitable than semiconductors due to the higher power capabilities of tubes and their ability to withstand severe environmental and other conditions which often damage semiconductors. Semicon-ductors, however, continue to expand the range of their applications. Conse-quently, many parts of the electron tube market in which the Company partici-pates, are declining. The Company countered the trend in the electron tube market through several initiatives employed by EDG, including greater emphasis on international sales and expansion of the sales force serving the medical diagnostic imaging replacement market. As a result, EDG sales increased in the last two years, reversing the previous trend. (see Management `s Analysis of Results of Operations and Financial Condition - Sales and Gross Margin Analy-sis, EDG" in the Annual Report).

     The Company has found that a replacement market for power semiconductors exists and that many of its electron tube customers have semiconductor require-ments as well. In addition SSC's sales to original equipment manufacturers continue to grow, accounting for approximately 68% of the SBU's 1996 sales. SSC's sales increased 30% in 1996, 24% in 1995 and 34% in 1994. (see "Management's Discussion and Analysis of Results of Operations and Financial Condition - Sales Analysis, SSC" in the Annual Report.)

     The Company's sales of CRT's and other display products were flat in 1996 as product shortages and reduced demand of one major customer were only par-tially mitigated by a 57% increase in European sales. Sales increased 34% in 1995, and 42% in 1994. (see "Management's Discussion and Analysis of Results of Operations and Financial Condition - Sales Analysis, DPG" in the Annual Re-port.)

     SSD's sales increased 86% in 1996, 26% in 1995, and 2% in 1994. New management and investment and redirection of SSD's field sales force generated these significant sales gains. (see "Management's Discussion and Analysis of Results of Operations and Financial Condition - Sales Analysis, SSD" in the Annual Report.)

Significant Developments

     In May, 1995, the Company reached an agreement with the U.S. Department of Justice (DOJ) regarding a claim that the Company was civilly liable for damages and penalties under the False Claims Act and the Lanham Act in connection with a 1989 Department of Defense contract for night-vision tubes. The Company paid $4.7 million to the Government in return for a release of monetary claims in connection with the contract. See Note B of the "Notes to Consolidated Finan-cial Statements" of the Annual Report.

     In 1995, the Company transferred ownership of its former Brive, France manufacturing operations to local management and ownership of the associated land and building to the mortgagor in exchange for the release of the related mortgage obligation. See Other Charges in Note B of the "Notes to Consolidated Financial Statements" of the Annual Report.

     In 1993, the Company developed a plan to reorganize its sales staff on a specialty basis by SBU. This plan was implemented throughout North America in 1994 and expanded globally during 1995 and 1996. The Company also made a major commitment to the rapidly expanding CCTV market in 1995. A new general manager was hired for SSD, and the sales force was doubled in size.

     The Company believes the increased emphasis on containment of medical costs offers significant opportunities to supply the diagnostic medical imaging market, estimated at $900 million. The Company's product line of replacement x-ray tubes has been expanded to include image intensifiers, camera tubes and related components. During 1996, the Company acquired a North American value added facility to supply the industry with reloaded x-ray tubes. Expansion of the specialty sales force, begun in 1995, continued in 1996. A European reload-ing station and further expansion of the sales force are planned for 1997.

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

     RF Power Transistors are solid-state high-frequency power amplifiers used in land mobile, aircraft and satellite communications and in many types of electronic instrumentation.

     Cathode Ray Tubes ("CRTs") are vacuum tubes which convert an electrical signal into a visual image to display information on computer terminals or televisions. CRTs are used in various environments, including hospitals, financial institutions, airports and numerous other applications wherever electronic data is shared by large user groups. The product line includes both monochrome and color monitors.

     Closed-circuit Television ("CCTV") products include cameras, lenses, monitors, scanners, time lapse recorders and associated accessories. CCTV products are used in surveillance applications and monitoring hazardous envi-ronments in the workplace.

     Magnetrons are high vacuum oscillator tubes which are used to generate energy at microwave frequencies. The pulsed magnetron is predominantly used to generate high energy microwave signals for radar applications. Magnetrons are also used in heating applications such as microwave ovens and by the medical industry for sterilization.

     High Voltage and Power Capacitors are used in industrial, avionics, medical and broadcast applications for filtering, high-current by-pass, feed-through capacitance for harmonic attenuation, pulse shaping, grid and plate blocking, tuning of tank circuits, antenna coupling, and energy discharge.

     Planar Triodes are high frequency triodes manufactured using a special process to enable them to operate at several thousand megahertz (MHz). Aircraft instrumentation and television translators use planar triodes.

     X-ray Tubes are glass and glass/metal vacuum tubes which generate high-frequency radiation for use in industrial, analytical and medical equipment. Stationary anode x-ray tubes are used primarily for inspection and non-destructive testing of solid materials and in crystallography. Rotating anode x-ray tubes are primarily used in medical applications, including fluoroscopy and computer-aided tomography (CAT-scan).

     Silicon Controlled Rectifiers (SCR's) and Power Semiconductor Modules are used in many industrial control applications because of their ability to switch large amounts of power at high speeds. These silicon power devices are capable of operating at up to 4,000 volts at 2,000 amperes.

     Microwave Diodes are specialized diodes intended for use at microwave and RF frequencies for oscillator, mixer, switching, and power control, and ampli-fier applications in broadcast, avionic, telecommunication, medical and indus-trial equipment.

     Computer Terminal Components are electronic components used in repair of computer terminals and monitors, including flyback transformers, semiconduc-tors, power supplies, controls and switches.

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

     Camera Tubes are vacuum tubes used to change a visible light image to an electronic signal which are then transmitted to a monitor for conversion back to a visible image. Camera tubes are used in broadcast, security and medical applications.

     Industrial Receiving Tubes are vacuum tubes used to regulate or amplify small amounts of power in a wide variety of electrical and electronic equip-ment. Communications, medical instrumentation, consumer electronics, and industrial controls are typical applications for this product.

     Ignitrons are mercury pool tubes used to control the flow of large amounts of electrical current. Their primary applications are in welding equipment, power conversion and power rectification equipment.

Distribution and Marketing

     The Company buys, warehouses and distributes more than 69,000 types of tubes and semiconductors ranging in price from $1 to $35,000 for tubes and $.10 to $2,500 for semiconductors and related components. The Company processes approximately 650 orders per day averaging $1,480 each (for an average total of $960,000 per day). The Company distributes electron tubes it manufactures as well as electron tubes, power, RF and microwave semiconductors and related products purchased from other sources, including Communication and Power Industries, Inc. (CPI), Clinton Electronics Corp., Panasonic Industrial Com-pany, Microwave Associates, Philips, Burle Industries, Inc., Covimag S.A., SGS THOMSON, Triton Services, Inc., Powerex, Varian Associates, UTI Technology, Inc., Pelco, Sony Corp., RF Products, M/A-COM, Litton Electron Devices, Hi Sharp Electric Co., Joslyn Jennings, New Japan Radio Corp., General Electric, Teletube, Semtech, MPD Inc., Ericsson Components AB and CEIEC. No single outside supplier currently accounts for more than 10% of the Company's pur-chases in any year, other than CPI, which accounted for approximately 13%, 18% and 17% of purchases in fiscal 1996, 1995 and 1994, respectively. The Company believes that the loss of any one supplier would not cause a material adverse impact on its earnings and revenues.

     CPI was formerly a business unit of Varian Associates, Inc. (Varian). On August 14, 1995 Varian sold the assets and technology related to its electron device business to the newly formed entity, CPI. CPI retained the same manage-ment and operating personnel as formerly employed by Varian. The Company believes it has broadened its vendor relationships with the formation of CPI, as the Company is establishing new distribution agreements with other Varian divisions.

     Covimag is the entity formed to acquire the Company's former Brive, France manufacturing operation. Formal transfer of ownership occurred in January, 1995. Covimag is managed by the same individuals previously employed by the Company at this facility. The Company has a three year purchase commitment to acquire various electron tube types at a cost of approximately $11 million per year, expiring on December 31, 1997. Covimag is highly dependent on the Com-pany, which is its primary customer. Settlement of purchases under the contract are at standard terms. Except for the supply contract, the Company has no other financial commitment to or from Covimag. Relationships under the supply con-tract are believed by the Company to be satisfactory.

     In addition to the agreement with Covimag, the Company has marketing distribution agreements with various manufacturers in the tube, semiconductor, and CCTV industries. The most significant distributor agreement is with CPI under which the Company is the exclusive distributor of power grid tubes throughout the world, with the exception of the United States and certain Eastern European countries where the Company is one of CPI's stocking distribu-tors.

     Customer orders are taken by the regional sales offices and directed to the Company's headquarters and distribution facility in LaFox, Illinois or to one of its international distribution centers. The Company utilizes a sophisti-cated data processing network which provides on-line, real-time interconnection of all sales offices and central distribution operations. Information on stock availability, customers, and competitive market analyses are instantly obtain-able throughout the entire distribution network. Many of the products distrib-uted by the Company are critical to the function of the equipment in which they are used, therefore, the Company utilizes this system to achieve same-day shipment on over 90% of its customer orders.

     The Company markets its products to manufacturers and end-users in major industries, including communications, industrial heating, marine, medical care and avionics. The Company also sells to customers who purchase for resale, including electronics distributors and service companies. The Company has supply contracts, generally for a one-year term, with certain customers, and is committed pursuant to these contracts to maintain minimum inventories so as to provide product without significant delay. Management believes that for the past two fiscal years approximately 20% of the Company's sales were made under such supply contracts. During the past five years, no single customer repre-sented more than 10% of the Company's sales.

     The Company emphasizes sales to replacement markets. Some of these markets may expand as new equipment utilizing electron tubes continues to be sold. For example: equipment such as video monitors and computer display terminals which use cathode ray tubes also present expanding market opportunities for replace-ment purposes; new communications equipment using microwave devices such as traveling wave tubes and klystrons and RF transistors continue to be developed for applications with high power or high-frequency requirements that tube technology alone can provide.

     The Company's backlog of firm orders scheduled for future delivery within 12 months was $43,400,000, $46,300,000, and $29,700,000 as of May 31, 1996,
1995 and 1994, respectively. The Company's backlog primarily consists of commercial contracts that require future shipping dates, and the 1996 decline reflects lower contract levels for DPG, while the 1995 increase reflects higher contract levels for SSC and DPG. Because backlog is not significant to annual sales, the Company does not believe it provides a reliable indicator of future sales levels.

International

     International sales, including export sales, represented approximately 48% of the Company's fiscal 1996 sales. These sales were $115,136,000, $96,644,000, and $79,123,000 in fiscal years 1996, 1995 and 1994, respectively. Export sales from the United States were $37,913,000, $38,653,000 and $29,667,000 in
1996,1995 and 1994. On May 31, 1996, the Company had 60 locations throughout the world. See Note J of the "Notes to Consolidated Financial Statements" of the Annual Report for details of the Company's international operations, including sales, operating income and identifiable assets.

Manufacturing

     The Company distributes its manufactured products principally under the trade names "National", "Cetron" and "Amperex". Located principally in LaFox, Illinois, the Company's manufacturing operations, including value-added serv-ices, accounted for approximately 5% of its product distribution requirements in fiscal 1996. Such manufacturing operations contributed sales of approxi-mately $12 million in 1996 and 1995 and $30 million in 1994. The decrease in sales of manufactured products in 1995 is a result of the transfer of ownership of the Brive, France manufacturing facility and the phase-down of manufacturing activity in LaFox, Illinois. (See Note B of the "Notes to Consolidated Finan-cial Statements" of the Annual Report.)

     The products currently manufactured by the Company include thyratrons and rectifiers, power tubes, ignitrons, electronic display tubes, phototubes, SCR assemblies and spark gap tubes. The Company also reloads and refurbishes medical x-ray tube housings. The materials used in the manufacturing process consist of glass bulbs and tubing, nickel, stainless steel and other metals, plastic and metal bases, ceramics, and a wide variety of fabricated metal components.

Research and Development

     The objective of the Company's research and development is to increase the number of applications for its products and to develop existing technology with respect to advanced products. The Company emphasizes product development rather than basic research. The ability of the Company to compete is, in part, depend-ent upon its ability to anticipate changing market needs and to provide the required products.

     At present, a staff of 5 persons are involved, on a full- or part-time basis, in various phases of product development. The Company's expenditures in this area were $166,000, $229,000 and $358,000 in 1996, 1995 and 1994.

Employees

     As of May 31, 1996, the Company employed 429 individuals on a full time basis at U.S. locations. Of these, 62 are employed in administrative and clerical positions, 278 are employed in sales and distribution, and 89 are employed in value-added and product manufacturing. The Company's foreign subsidiaries employ an additional 153 individuals engaged in administration, sales and distribution. All of the Company's employees are non-union.

Competition

     Although the Company believes it is a significant distributor of electron tubes and semiconductors in the United States, it competes worldwide with other general line distributors and manufacturers and other distributors of elec-tronic components (including original equipment manufacturers), many of which are substantially larger and have greater resources than the Company. The Company also competes against manufacturers of semiconductors, which have replaced electron tubes in many applications.

Patents and Trademarks

     The Company acquired certain manufacturing patents and trademark rights in connection with acquisitions, including the trademarks "National", "Cetron," and "Amperex." The Company believes that although the patents and trademarks obtained have value, they will not be determinative of the Company's success, which depends principally upon its marketing technical support, product deliv-ery and the quality and economic value of its products.

Item 2.     Properties

     The Company owns facilities on approximately 300 acres in LaFox, Illinois, consisting of a modern, single and two-story concrete, brick and steel con-structed building containing approximately 255,000 square feet of manufactur-ing, warehouse and office space. The Company also owns a four-story building containing approximately 45,000 square feet of warehouse space on 1.5 acres in Geneva, Illinois. The Company's United Kingdom subsidiary owns a 12,000 square foot single story brick building in Lincoln, England which it utilizes as a sales office and warehouse hub for European sales distribution. The Company's Spanish subsidiary owns 3,510 square feet of office and warehouse space in a 55,000 square foot industrial concrete building constructed in 1988 in Madrid, Spain. The Company's Italian subsidiary owns an office and warehouse facility located in Florence, Italy of approximately 6,400 square feet in a brick and concrete industrial condominium complex.

     The Company also maintains branch sales offices in or near major cities throughout the world, including 38 locations in North America, 12 in Europe, 5 in the Far East / Pacific Rim and 3 in Latin America. Additional warehouse space in Geneva, Illinois is also rented on a short-term basis. The company leases a production facility in Grand Prairie, Texas for its medical tube reloading operation. The Company also leases a facility from a trust, of which Edward J. Richardson, Chairman of the Board of the Company, is the principal beneficiary. Such facility is used by SSD as its sales office and warehouse. Under the terms of this lease, the Company is obligated to make rental payments of $68,705 per year, expiring in 1996. In the opinion of management, the lease is on terms no less favorable to the Company than similar leases which would be available from unrelated third parties.

Item 3.     Legal Proceedings

     No material developments have occurred in the matter of "Panache Broad-casting of Pennsylvania, Inc. v. Richardson Electronics, Ltd. and Varian Associates, Inc.," pending in the United States District Court for the Northern District of Illinois, Eastern Division, docket no. 90 C 6400. The complaint alleges violations of Sections 1 and 2 of the Sherman Act and Section 7 of the Clayton Act. As previously reported the matter remains primarily in the discovery stage and the Court has not determined whether the matter may be maintained as a class action.

     See Part I, Item 1, Business, Significant Developments, regarding the settlement of monetary claims of the United States in connection with a 1989 contract with the Department of Justice for night-vision tubes. The Government has not sought any administrative remedies in connection with such matter and the Company cannot predict whether or not further action will be taken or the financial impact, if any, of any such action.

Item 4.     Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of stockholders, through the solicita-tion of proxies or otherwise, during the fourth quarter of the fiscal year ended May 31, 1996.





                                      PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

     Incorporated herein by reference to pages 15 (for dividend payments), 19 (for dividend restriction) and 23 (for market data) of the Annual Report.

Item 6.     Selected Financial Data

     Incorporated herein by reference to page 10 of the Annual Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Incorporated herein by reference to pages 11 to 13 of the Annual Report

Item 8.     Financial Statements and Supplementary Data

     Incorporated herein by reference to pages 14 through 23 of the Annual
Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     No event has occurred within the 24 month period prior to the date of the Company's most recent financial statements, which would require disclosure under Item 9 of this Report.






                                  PART III

Item 10.     Directors and Executive Officers of the Registrant

     Information concerning Directors and Executive Officers of the Company is contained in the Company's Proxy Statement to be used in connection with its Annual Meeting of Stockholders scheduled to be held October 1, 1996, under the captions "ELECTION OF DIRECTORS - Information Relating to Directors, Nominees and Executive Officers," "ELECTION OF DIRECTORS - Affiliations" and "SECTION 16 FILINGS," which information is incorporated herein by reference.

Item 11.     Executive Compensation

     Incorporated herein by reference is information concerning executive compensation contained in the Company's Proxy Statement to be used in connec-tion with its Annual Meeting of Stockholders scheduled to be held October 1, 1996, under the captions "ELECTION OF DIRECTORS - Directors Compensation" and "EXECUTIVE COMPENSATION," except for captions "REPORT ON EXECUTIVE COMPENSATION" and "PERFORMANCE GRAPH."

Item 12.     Security Ownership of Certain Beneficial Owners and Management

     Information concerning security ownership of certain beneficial owners and management is contained in the Company's Proxy Statement to be used in connec-tion with its Annual Meeting of Stockholders scheduled to be held October 1, 1996, under the caption "ELECTION OF DIRECTORS - Information Relating to Directors, Nominees and Executive Officers" and "PRINCIPAL STOCKHOLDERS," which information is incorporated herein by reference.

Item 13.     Certain Relationships and Related Transactions

     Information concerning certain relationships and related transactions is contained in the Company's Proxy Statement to be used in connection with its Annual Meeting of Stockholders scheduled to be held October 1, 1996, under the caption "EXECUTIVE COMPENSATION - Compensation Committee Interlocks and Insider Participation," which information is incorporated herein by reference.






                                    PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a) The following consolidated financial statements of the registrant and its subsidiaries included on pages 14 through 23 of the Annual Report are incorporated herein by reference:

                                                                  Filing Method
     Report of Independent Accountants                                  E
     1.   FINANCIAL STATEMENTS:
          Consolidated Balance Sheets - May 31, 1996 and 1995           E
          Consolidated Statements of Operations - Years ended
             May 31, 1996, 1995 and 1994                                E
          Consolidated Statements of Cash Flows - Years ended
             May 31, 1996, 1995 and 1994                                E
          Consolidated Statements of Stockholders' Equity -
             Years ended May 31, 1996, 1995 and 1994                    E
          Notes to Consolidated Financial Statements                    E


     The following consolidated financial information for the fiscal years 1996, 1995 and 1994 is submitted herewith:

     2.   FINANCIAL STATEMENT SCHEDULES:
          II.   Valuation and Qualifying Accounts                       E

     All other schedules for which provision is made in the applicable account-ing regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore, have been omitted.

     (b)   REPORTS ON FORM 8-K.

                None.

(c)  EXHIBITS
                                                                  Filing Method
3(a)     Restated Certificate of Incorporation of the Company,
         incorporated by reference to Appendix B to the Proxy
         Statement/ Prospectus dated November 13, 1986, incor-
         porated by reference to the Company's Registration
         Statement on Form S-4 Commission File No. 33-8696.            NA

3(b)     By-laws of the Company, as amended.                            E

4(a)     Specimen forms of Common Stock and Class B Common Stock
         certificates of the Company incorporated by reference to
         Exhibit 4(a) to the Company's Registration Statement on
         Form S-1, Commission File No. 33-10834.                       NA

4(b)     Indenture between the Company and Continental Illinois
         National Bank and Trust Company of Chicago (including
         form of 7-1/4% Convertible Subordinated Debentures due
         December 15, 2006) incorporated by reference to Exhibit 4(b)
         to the Company's Annual Report on Form 10-K for the fiscal
         year ended May 31, 1990.                                      NA

10(a)    $30,000,000 Amended and Restated Senior Revolving Credit
         Note Facility Agreement dated June 14, 1996 with American
         National Bank.                                                 E

10(b)    Industrial Building Lease, dated April 10, 1996  between
         the Company and the American  National Bank & Trust, as
         trustee under Trust No. 56120 dated 2-23-83.                   E

10(c)    The Company's Employees Profit Sharing Plan and Trust
         Agreement, (as amended and restated effective June 1, 1989) dated July 14, 1994, incorporated by reference to Exhibit
         10(c) to the Company's Annual Report on Form 10-K for the
         fiscal year ended May 31, 1994.                               NA

10(c)(1) First Amendment to the Company's Employees Profit Sharing
         Plan and Trust Agreement, (as amended and restated
         effective June 1, 1989) dated April 10, 1996.                  E

10(d)    The Corporate Plan for Retirement
         The Profit Sharing / 401(k) Plan
         Fidelity Basic Plan Document No. 07 dated June 1, 1996.        E

10(e)    The Company's Amended and Restated Incentive Stock Option
         Plan effective April 8, 1987 incorporated by reference to
         Exhibit 10(m) to the Company's Annual Report on Form 10-K
         for the fiscal year ended May 31, 1987.                       NA

10(e)(1) First Amendment to the Company's Amended and Restated
         Incentive Stock Option Plan effective April 11, 1989
         incorporated by reference to Exhibit 10(l)(1) to the
         Company's Annual Report on Form 10-K for the fiscal year
         ended May 31, 1989.                                           NA

10(e)(2) Second Amendment to the Company's Amended and Restated
         Incentive Stock Option Plan effective April 11, 1989
         incorporated by reference to Exhibit 10(l)(2) to the
         Company's Annual Report on Form 10-K for the fiscal year
         ended May 31, 1991.                                           NA

10(e)(3) Third Amendment to the Company's Amended and Restated
         Incentive Stock Option Plan effective April 11, 1989
         dated August 15, 1996.                                         E

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

10(f)(6) Sixth Amendment to Amended and Restated Employees Stock
         Purchase Plan dated August 15, 1996.                            E

10(g)    Richardson Electronics, Ltd. Employees 1996 Stock Purchase
         Plan incorporated by reference to Appendix A of the Company's Proxy Statement dated September 3, 1996 for its Annual
         Meeting of Stockholders held on October 1, 1996                NA

10(h)    Employees Stock Ownership Plan and Trust Agreement,
         effective as of June 1, 1987, dated July 14, 1994,
         incorporated by reference to Exhibit 10(f) to the
         Company's Annual Report on Form 10-K for the fiscal
         year ended May 31, 1994.                                       NA

10(h)(1) First Amendment to Employees Stock Ownership Plan and
         Trust Agreement, dated July 12, 1995, incorporated by
         reference to Exhibit 10(g)(1) to the Company's Annual
         Report on Form 10-K for the fiscal year ended May 31, 1995.    NA

10(h)(2) Second Amendment to Employees Stock Ownership Plan and
         Trust Agreement, dated July 12, 1995, dated April 10, 1996      E

10(i)    Stock Option Plan for Non-Employee Directors incorporated
         by reference to Appendix A to the Company's Proxy Statement dated August 30, 1989 for its Annual Meeting of
         Stockholders held on October 18, 1989.                         NA

10(j)    Richardson Electronics, Ltd. 1996 Stock Option Plan for
         Non-Employee Directors, incorporated by reference to
         Appendix C of the Company's Proxy Statement dated
         September 3, 1996 for its Annual Meeting of Stockholders
         held on October 1, 1996                                        NA

10(k)    The Company's Employees' Incentive Compensation Plan
         incorporated by reference to Appendix A to the Company's
         Proxy Statement dated August 31, 1990 for its Annual
         Meeting of Stockholders held on October 9, 1990.               NA

10(k)(1) First Amendment to Employees Incentive Compensation Plan
         incorporated by reference to Exhibit 10(p)(1) to the
         Company's Annual Report on Form 10-K for the fiscal year
         ended May 31, 1991.                                            NA

10(k)(2) Second Amendment to Employees Incentive Compensation
         Plan dated August 15, 1996.                                     E

10(l)    Richardson Electronics, Ltd. Employees' 1994 Incentive
         Compensation Plan incorporated by reference to Exhibit A
         to the Company's Proxy Statement dated August 31, 1994
         for its Annual Meeting of Stockholders held on
         October 11, 1994.                                              NA

10(l)(1) First Amendment to the Richardson Electronics, Ltd.
         Employees' 1994 Incentive Compensation Plan dated
         August 15, 1996.                                                E

10(m)    Richardson Electronics, Ltd. 1996 Incentive Compensation
         Plan incorporated by reference to Appendix B of the
         Company's Proxy Statement dated September 3, 1996 for
         its Annual Meeting of Stockholders held on October 1, 1996     NA

10(n)    Correspondence outlining Agreement between the Company
         and Arnold R. Allen with respect to Mr. Allen's employment by the Company, incorporated by reference to Exhibit 10(v)
         to the Company's Annual Re-port on Form 10-K, for the
         fiscal year ended May 31, 1985.                                NA

10(n)(1) Letter dated February 3, 1992 between the Company and
         Arnold R. Allen outlining Mr. Allen's engagement as a
         consultant by the Company, incorporated by reference to
         Exhibit 10 (r)(1) to the Company's Annual Report on
         Form 10-K, for the fiscal year ended May 31, 1992.             NA

10(n)(2) Letter dated April 1, 1993 between the Company and
         Arnold R. Allen regarding Mr. Allen's engagement as
         consultant by the  Company, incorporated by reference to
         Exhibit 10(i)(2) to the Company's Annual Report on
         Form 10-K for the fiscal year ended May 31, 1994.              NA

10(o)    Letter dated January 14, 1992 between the Company and
         Jacques Bouyer setting forth the terms of Mr. Bouyer's
         engagement as a management consultant by the Company for
         Europe, incorporated by reference to Exhibit 10(t)(1) to
         the Company's Annual  Report on Form 10-K for the fiscal
         year ended on May 31, 1992.                                    NA

10(o)(1) Letter dated January 15, 1992 between the Company and
         Jacques Bouyer setting forth the terms of Mr. Bouyer's
         engagement as a management consultant by the Company for
         the United States, incorporated by reference to
         Exhibit 10(t)(1) to the Company's Annual Report on
         Form 10-K for the fiscal year ended on May 31, 1992.           NA

10(p)    Letter dated January 13, 1994 between the Company and
         Samuel Rubinovitz setting forth the terms of Mr. Rubinovitz' engagement as management consultant by the Company incorporated by reference to Exhibit 10(m) to the
         Company's Annual Report on Form 10-K for the fiscal year
         ended on May 31, 1994.                                         NA

10(q)    Letter dated April 4, 1994 between the Company and
         Bart F. Petrini setting forth the terms of Mr. Petrini's
         employment by the Company, incorporated by reference to
         Exhibit 10(o) to the Company's Annual Report on Form 10-K
         for the fiscal year ended on May 31, 1994.                     NA

10(r)    Letter dated May 20, 1994 between the Company and
         William J. Garry setting forth the terms of Mr. Garry's
         employment by the Company, incorporated by reference to
         Exhibit 10(p) to the Company's Annual Report on
         Form 10-K for the fiscal year ended on May 31, 1994.           NA

10(s) Letter dated October 17, 1994 between the Company and Flint Cooper setting forth the terms of Mr. Cooper's employment by the Company, incorporated by reference to Exhibit 10
         to the Company's Quarterly Report on Form 10-Q for the
         quarter ended November 30, 1994.                               NA

10(t)    The Company's Directors and Officers Liability Insurance
         Policy issued by Chubb Group of Insurance Companies Policy
         Number 8125-64-60A incorporated by reference to Exhibit 10(u)
         to the Company's Annual Report on Form 10-K for the fiscal
         year ended May 31, 1991.                                       NA

10(t)(1) The Company's Directors and Officers Liability Insurance
         Policy renewal issued by Chubb Group of Insurance Companies
         Policy Number 8125-64-60E.                                      E

10(t)(2) The Company's Excess Directors and Officers Liability
         and Corporate Indemnification Policy issued St. Paul
         Mercury Insurance Company Policy Number 900DX0216.              E

10(t)(3) The Company's Directors and Officers Liability
         Insurance Policy issued by CNA Insurance Companies
         Policy Number DOX600028634.                                     E

10(u)    Distributor Agreement, executed August 8, 1991, between
         Registrant and Varian Associates, Inc., incorporated by
         reference to Exhibit 10(d) of the Company's Current
         Report on Form 8-K for September 30, 1991.                     NA

10(u)(1) Amendment, dated as of September 30, 1991, between
         Registrant and Varian Associates,  Inc., incorporated
         by reference to Exhibit 10(e) of the Company's Current
         Report on Form 8-K for September 30, 1991.                     NA

10(u)(2) First Amendment to Distributor Agreement between Varian
         Associates, Inc. and the Company as of April 10, 1992,
         incorporated by reference to Exhibit 10(v)(5) of the
         Company's Annual Report on Form 10-K for the fiscal year
         ended May 31, 1992.                                            NA

10(u)(3) Consent to Assignment and Assignment dated August 4, 1995 between Registrant and Varian Associates Inc.,
         incorporated by reference to Exhibit 10(s)(4) of the
         Company's Annual Report on Form 10-K for the fiscal year
         ended May 31, 1995.                                            NA

10(u)(4) Final Judgment, dated April 1, 1992, in the matter of
         United States of America v. Richardson Electronics, Ltd.,
         filed in the United States District Court for the Northern District of Illinois, Eastern Division, as Docket
         No. 91 C 6211 incorporated by reference to Exhibit 10(v)(7)
         to the Company's Annual Report on Form 10-K for the fiscal
         year ended May 31, 1992.                                       NA

10(v)    Trade Mark License Agreement dated as of May 1, 1991
         between North American Philips Corporation and the Company incorporated by reference to Exhibit 10(w)(3) of the
         Company's Annual Report on Form 10-K for the fiscal year
         ended May 31, 1991.                                            NA

10(w)    Agreement among the City of Brive, Richardson Electronics,
         Ltd., Richardson Electronique S.A., Covelec S.A. (now known as Covimag S.A.), and Messrs. Denis Dumont and Patrick
         Pertzborn, delivered February 23, 1995, translated from
         French, incorporated by reference to Exhibit 10(a) to the
         Company's Report on Form 8-K dated February 23, 1995.          NA

10(x)    Agreement among Richardson Electronics, Ltd., Richardson
         Electronique S.A., Covelec S.A. (now known as Covimag S.A.), and Messrs. Denis Dumont and Patrick Pertzborn, delivered February 23, 1995, translated from French, incorporated by reference to Exhibit 10(b) to the Company's Report on
         Form 8-K dated February 23, 1995.                              NA

10(y)    Settlement Agreement by and between the United States of
         America and Richardson Electronics, Ltd. dated May 31, 1995 incorporated by reference to Exhibit 10(a) to the Company's
         Report on From 8-K dated May 31, 1995.                         NA

11       Statement re computation of net income per share.               E

13       Annual Report to Stockholders for fiscal year ending
         May 31, 1996 (except for the pages and information thereof expressly incorporated by reference in this Form 10-K, the
         Annual Report to Stockholders is provided solely for the
         information of the Securities and Exchange Commission and
         is not deemed "filed" as part of this Form 10-K).               E

21       Subsidiaries of the Company.                                    E

23       Consent of Independent Auditors.                                E

27       Financial Data Schedule.                                        E




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

                                         RICHARDSON ELECTRONICS, LTD.

                                         By: /s/
                                         Edward J. Richardson,
                                         Chairman of the Board and
                                         President

                                         By: /s/
                                         William J. Garry
                                         Vice President and
Date:  August 26, 1996                   Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the regis-trant and in the capacities and on the dates indicated.

/s/                                      /s/
Edward J. Richardson, Chairman           Dennis R. Gandy, Director
of the Board (principal executive        August 26, 1996
officer), President and Director
August 26, 1996

/s/                                      /s/
Joel Levine, Director                    William J. Garry, Vice President
August 26, 1996                          and Chief Financial Officer
                                         (principal financial and accounting
                                         officer) and Director
                                         August 26, 1996

/s/                                      /s/
Scott Hodes, Director                    Samuel Rubinovitz, Director
August 26, 1996                          August 26, 1996

/s/                                      /s/
Arnold R. Allen, Director                Kenneth J. Douglas, Director
August 26, 1996                          August 26, 1996

/s/                                      /s/
Jacques Bouyer, Director                 Harold L. Purkey
August 26, 1996                          August 26, 1996

/s/
Ad Ketelaars, Director
August 26, 1996




                                Richardson Electronics, Ltd. and Subsidiaries
                              Schedule VIII - Valuation and Qualifying Accounts
               COL. A                     COL. B                COL. C                COL. D          COL. E
                                                              ADDITIONS
                                                      --------------------------
                                        Balance at    (1) Charged    (2) Charged                     Balance at
             DESCRIPTION                Beginning       to Costs       to Other      Deductions        End of
                                        of Period     and Expenses     Accounts      - Describe        Period
                                        ----------    ------------    ----------     ----------      ----------
Year ended May 31, 1996:
  Allowance for sales returns and
    doubtful accounts                    $ 1,385        $   (42)       $    -         $  (118) <F1>   $ 1,225
  Accrual for phase-down of domestic
    manufacturing                        $ 1,726        $   400 (2)    $    -         $   589  <F2>   $ 2,717

Year ended May 31, 1995:
  Allowance for sales returns and
    doubtful accounts                    $ 1,405        $   199        $    -         $   219  <F1>   $ 1,823
  Assets held for disposition            $15,832        $     -        $    -         $15,832  <F3>   $31,664
  Liabilities related to disposition     $ 5,568        $     -        $    -         $ 5,568  <F4>   $11,136
  Accrual for phase-down of domestic
    manufacturing                        $ 2,598        $     -        $    -         $   870  <F5>   $ 3,468

Year ended May 31, 1994:
  Allowance for sales returns and
    doubtful accounts                    $ 1,456        $   199        $    -         $   250  <F1>   $ 1,905
  Assets held for disposition            $     -        $15,832        $    -         $     -         $15,832
  Liabilities related to disposition     $     -        $ 5,568        $    -         $     -         $ 5,568
  Accrual for phase-down of domestic
    manufacturing                        $ 2,954        $ 5,100        $    -         $ 5,456  <F5>   $13,510


<F1> Uncollectible amounts written off, net of recoveries and foreign currency translation.
<F2> Provision to increase EPA groundwater remediation reserve to estimated net present value of $670,000.
<F3> Costs incurred for EPA groundwater remediation, Panache litigation and severance payments.
<F4> Asset write offs and costs incurred for the divestiture of the Company's
     Brive, France, manufacturing operations.
<F5> Costs incurred for the phase-down of domestic manufacturing and the disposition of manufactured inventory.