Form 10-Q
period 1996-08-31
RICHARDSON ELECTRONICS LTD/DE
filed 1996-10-15
CIK 355948

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

(Mark One)

  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended     August 31, 1996

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

                               (630) 208-2200
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No

As of October 14, 1996, there were outstanding 8,651,497 shares of Common Stock, $.05 par value, and 3,243,081 shares of Class B Common Stock, $.05 par value, which are convertible into Common Stock on a share-for-share basis.



This Quarterly Report on Form 10-Q contains 39 pages. An exhibit index is at page 11.

                                    (1)

               RICHARDSON ELECTRONICS, LTD. AND SUBSIDIARIES
                              FORM 10-Q
                For the Quarter Ended August 31, 1996



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

                                      (2)

                         PART I - FINANCIAL INFORMATION
                   RICHARDSON ELECTRONICS, LTD. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands)

                                                     August 31        May 31
                                                       1996            1996
                                                     ---------      ---------
                                                    (Unaudited)     (Audited)
ASSETS
------
Current assets:
  Cash and equivalents                               $   8,663      $   6,784
  Receivables,less allowance of $1,765 and $1,461       45,435         48,232
  Inventories                                           96,654         94,327
  Other                                                  9,332          8,062
                                                     ---------      ---------
        Total current assets                           160,084        157,405
Investments                                              2,112          2,190
Property, plant and equipment, net                      16,838         16,054
Other assets                                             4,297          4,509
                                                     ---------      ---------
        Total assets                                 $ 183,331      $ 180,158
                                                     =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Accounts payable                                   $  12,180      $  14,503
  Accrued expenses                                       9,295          9,751
                                                     ---------      ---------
        Total current liabilities                       21,475         24,254
Long-term debt, less current portion                    95,607         92,025
Deferred income taxes                                    1,405          1,087
Stockholders' equity:
  Common stock, $.05 par value; issued 8,651 at
   August 31, 1996 and 8,562 at May 31, 1996               433            428
  Class B common stock, convertible, $.05 par
   value; issued 3,243 at August 31, 1996
   and 3,244 at May 31, 1996                               162            162
  Additional paid-in capital                            52,987         52,185
  Retained earnings                                     13,260         12,430
  Foreign currency translation adjustment               (2,000)        (2,478)
  Market appreciation on investments, net of tax             2             65
                                                     ---------      ---------
        Total stockholders' equity                      64,844         62,792
                                                     ---------      ---------
        Total liabilities and stockholders' equity   $ 183,331      $ 180,158
                                                     =========      =========
See notes to consolidated condensed financial statements.

                                      (3)


                 RICHARDSON ELECTRONICS, LTD. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                   (in thousands, except per share amounts)

                                     Three Months Ended
                                          August 31
                                ------------------------------
                                   1996                 1995
                                ---------            ---------
                                         (Unaudited)
Net sales                       $  57,544          $    57,201

Costs and expenses:
   Cost of products sold           40,761               40,063
   Selling, general and
      administrative expenses      13,334               13,311
                                ---------            ---------
                                   54,095               53,374
                                ---------            ---------

    Operating income                3,449                3,827

Other  (income) expense:
   Interest expense                 1,769                1,504
   Investment income                  (65)                (511)
   Other, net                        (148)                 174
                                ---------            ---------
                                    1,556                1,167
                                ---------            ---------
Income before income taxes          1,893                2,660

Income taxes                          600                  930
                                ---------            ---------
Net Income                      $   1,293            $   1,730
                                =========            =========

Net income per share            $    0.11            $    0.15
                                =========            =========

Average shares outstanding         12,209               11,710
                                =========            =========

See notes to consolidated condensed financial statements.

                                      (4)


                 RICHARDSON ELECTRONICS, LTD. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                       Three Months Ended
                                                            August 31
                                                     ------------------------
                                                        1996           1995
                                                     ---------      ---------
                                                            (Unaudited)
Operating Activities:
  Net income                                         $   1,293      $   1,730
   Non-cash charges (credits) to income:
      Depreciation                                         617            654
      Amortization of intangibles and financing
        costs                                              120             85
      Deferred income taxes                                402           (275)
      Contribution to employee stock ownership plan        800            530
                                                     ---------      ---------
    Total non-cash charges                               1,939            994
                                                     ---------      ---------
   Net income adjusted for non-cash charges              3,232          2,724
  Changes in working capital, net of effects
    of currency translation:
      Accounts receivable                                2,930          1,344
      Inventories                                       (1,999)        (6,461)
      Other current assets                              (1,335)          (559)
      Accounts payable                                  (2,344)        (3,828)
      Other liabilities                                   (488)        (2,084)
                                                     ---------      ---------
   Net changes in working capital                       (3,236)       (11,588)
                                                     ---------      ---------
   Net cash used in operating activities                    (4)        (8,864)
                                                     ---------      ---------
Financing Activities:
   Proceeds from borrowings                              3,582           --
   Payments on debt                                       --             (465)
   Cash dividends                                         (463)          (449)
                                                     ---------      ---------
   Net cash provided by (used in)
         financing activities                            3,119           (914)
                                                     ---------      ---------
Investing Activities:
  Sales of investments                                   1,498          5,827
  Purchase of investments                               (1,483)        (2,313)
  Capital expenditures                                  (1,351)          (627)
  Other                                                    100            (63)
                                                     ---------      ---------
   Net cash provided by (used in)
         investing activities                           (1,236)         2,824
                                                     ---------      ---------
   Increase (decrease) in cash and equivalents           1,879         (6,954)

Cash and equivalents at beginning of year                6,784         11,151
                                                     ---------      ---------
   Cash and equivalents at end of period             $   8,663      $   4,197
                                                     =========      =========

See notes to consolidated condensed financial statements.

                                      (5)

                  RICHARDSON ELECTRONICS, LTD. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       First Quarter Ended August 31, 1996
                                  (Unaudited)

Note A -- Basis of Presentation

The accompanying unaudited Consolidated Condensed Financial Statements (Statements) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the periods covered have been reflected in the Statements. Certain information and footnotes necessary for a fair presentation of the financial position and results of operations in conformity with generally accepted accounting principles have been omitted in accordance with the aforementioned instructions. It is suggested that the Statements be read in conjunction with the Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended May 31, 1996.

The marketing and sales operations of the Company are organized in four strategic business units (SBUs): Electronic Device Group (EDG), Solid
State and Components (SSC), Display Products Group (DPG) and Security Systems Division (SSD). References hereinafter are to the acronyms noted parenthetically.

The Company accounts for its results of operations on a 52/53 week period ending on the Saturday nearest May 31 in each year. Quarterly results for the period ended August 31, 1996 and August 31, 1995 are for 13 weeks and 14 weeks, respectively.

Note B -- Income Taxes

The income tax provision for the three-month period ended August 31, 1996 is based on the estimated effective tax rate of 32% for fiscal 1997 income. The effect of expected state income taxes is offset by the utilization of foreign net operating loss carryforwards and by U.S. foreign sales corporation tax benefits.

The income tax provision for the three-month period ended August 31, 1996 was based on the estimated effective tax rate of 35% for fiscal 1996 income. The effect of expected state income taxes in 1996 was offset by U.S. foreign sales corporation tax benefits.

                                      (6)

                       MANAGEMENT'S DISCUSSION & ANALYSIS
               OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                      First Quarter Ended August 31, 1996
                                  (Unaudited)


Results of Operations

Net sales for the first quarter of fiscal 1997 were $57.5 million, up 1% from last year's first quarter of $57.2 million. Adjusting for the effect of the Company's fiscal calendar, which included 14 weeks in the first quarter of fiscal 1996, but only 13 weeks in current quarter, sales increased by 8%.

Sales, percentage change from the prior year, gross margins and gross margin percent of sales by SBU are summarized in the following table. Gross margins for each SBU include provisions for returns and overstock. Provisions for LIFO, manufacturing charges and other costs are included under the caption Corporate" (in thousands).


                       Sales                         Gross Margin
             --------------------------   ----------------------------------
               1997        1996     %       1997      GM%     1996      GM%
             --------    --------  ----   --------   -----  --------   -----
First Quarter
EDG          $ 27,401    $ 26,809    2%   $  7,970   29.1%  $  8,217   30.7%
SSC            15,383      15,943   -4%      4,758   30.9%     4,971   31.2%
DPG             7,584       8,872  -15%      2,703   35.6%     3,188   35.9%
SSD             7,176       5,577   29%      1,464   20.4%     1,163   20.9%
Corporate                                     (112)             (401)
             --------    --------  ----   --------   -----  --------   -----
    Total    $ 57,544    $ 57,201    1%   $ 16,783   29.2%  $ 17,138   30.0%
             ========    ========         ========          ========


SSC's first quarter revenues reflect a $2.5 million decline in the sale of Motorola product resulting from the disengagement of the Company's North American franchise in November, 1995. The Company recently added or expanded several franchises, including agreements with Ericsson Components AB, Siemens and M/A-Com. The Company believes these new relationships offer significant opportunities for revenue growth. DPG's sales were affected by temporary supply shortages for several types of color CRT's.

On a geographic basis, the Company achieved sales growth of 5% in Europe and 7% in the Rest of World area. The disengagement by Motorola caused North American sales to decline 3% compared to the prior year. Sales, percentage change from the prior year, gross margins and gross margin percent of sales by SBU are summarized in the following table. Provisions for LIFO, manufacturing charges and other costs are included under the caption "Corporate" (in thousands).

                                      (7)

                       MANAGEMENT'S DISCUSSION & ANALYSIS
               OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                      First Quarter Ended August 31, 1996
                                  (Unaudited)


                         Sales                         Gross Margin
              --------------------------   ---------------------------------
                1997        1996      %      1997      GM%     1996     GM%
              --------    --------  ----   --------   -----  -------   -----
First Quarter
North America $ 33,291    $ 34,279   -3%   $  9,599   28.8% $ 10,184   29.7%
Europe          13,679      13,027    5%      4,329   31.6%    4,488   34.5%
Rest of World   10,574       9,895    7%      2,967   28.1%    2,867   29.0%
Corporate                                      (112)            (401)
              --------    --------  ----   --------   ----- --------   -----
    Total     $ 57,544    $ 57,201    1%   $ 16,783   29.2% $ 17,138   30.0%
              ========    ========         ========         ========



Gross margins for the first quarter were 29.2%, compared to 30.0% in the prior year. Gross margin comparisons were most significantly affected by changes in product mix, particularly SSD's larger contribution to total sales.

Non-operating expenses increased by $389 as higher interest expense and lower investment income were partially offset by foreign exchange gains. The interest expense and investment income changes reflect higher borrowing levels and lower investment holdings.

Net income for the quarter was $1.3 million or $.11 per share, compared to $1.7 million or $.15 per share in the prior year.

Liquidity and Capital Resources

Cash provided by operations, exclusive of working capital requirements, was $3.2 million in the first quarter of fiscal 1997, compared to $2.7 million for the first quarter last year. Investments in additional working capital of $3.2 million in the first quarter of 1997 and $11.6 million last year, capital expenditures and dividend payments were funded primarily by cash generated by operations, liquidation of investments and additional borrowings. Interest payments for the first quarter were $3.0 million in fiscal 1997 and $2.9 million in 1996.

Working capital requirements for the first quarter include inventory investments of $2.0 million in fiscal 1997 and $6.5 million in fiscal 1996. Accounts payable declined $2.3 million in 1997 and $3.8 million in 1996, reflecting the timing of inventory purchases.

                                      (8)

                       MANAGEMENT'S DISCUSSION & ANALYSIS
               OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                      First Quarter Ended August 31, 1996
                                  (Unaudited)

In the first quarter the Company amended its $25 million senior revolving credit note agreement due November 30, 1998 to increase the credit line to $35 million. The loan bears interest at 100 basis points over LIBOR, which at August 31 resulted in a weighted average rate of 6.82%. The Company borrowed an additional $3.6 million for working capital in the first quarter, leaving $10.2 million available at August 31, 1996 under the credit line agreement for future working capital or other corporate requirements.

The Company's loan agreements contain various financial and operating covenants which set benchmark levels for tangible net worth, debt / tangible net worth ratio and annual debt service coverage. The Company was in compliance with these covenants at August 31, 1996.

In addition, certain of the current agreements contain restrictions relating to the purchase by the Company of treasury stock or the payment of cash dividends. At August 31, 1996, $13.1 million was available for such transactions. The policy regarding payment of dividends is reviewed periodically by the Board of Directors in light of the Company's operating needs and capital structure.

Cash reserves, investments, funds from operations and credit lines are expected to be adequate to meet the operational needs and future dividends of the Company.


                                      (9)

PART II -- OTHER INFORMATION


ITEM 1.	LEGAL PROCEEDINGS

                No material developments have occurred in the matters reported under the category "Legal
                Proceedings" in the Registrant's Report on Form 10-K for the fiscal year ended May 31, 1996.

ITEM 2.	CHANGES IN SECURITIES

		    None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

		    None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                (a)  At the Annual Meeting of Stockholders held
                     October 1,1996, the following directors were elected.

                                              Number of
                                             Affirmative             Withheld
                Name                               Votes             Authority
                ----                               -----             ---------

                Edward . J. Richardson        39,487,867                15,513
                Dennis Gandy                  39,478,265                25,115
                Joel Levine                   39,484,230                19,150
                Arnold R. Allen               39,476,658                26,722
                Scott Hodes                   39,464,564                38,816
                Samuel Rubinovitz             39,484,230                19,150
                Kenneth J. Douglas            39,483,930                19,450
                Jacques Bouyer                39,484,005                19,375
                William J. Garry              39,483,867                19,375
                Harold L. Purkey              39,477,230                19,150


                In addition, proposals were approved to adopt the Richardson Electronics, Ltd. 1996 Employees Stock
                Purchase Plan, the Richardson Electronics, Ltd. 1996

                                      (10)


Part II -- Other Information


                Incentive Compensation Plan and the Richardson Electronics, Ltd. 1996 Stock Option Plan for Non-Employee Directors. These plans were adopted as described in the Company's Proxy Statement used in connection with the Annual Meeting of Stockholders held October 1, 1996.

ITEM 5.	OTHER INFORMATION

 	          None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

                (a)  	Exhibit 10 - $35,000,000 Senior Revolving Credit
	                  Note Facility Agreement dated August 20, 1996 delivered to American National Bank - page 12

	                  Exhibit 27 - Financial Data Schedule - page 39.

                (b)	Reports on Form 8-K  -  None.


                                   SIGNATURE

	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

		 	            RICHARDSON ELECTRONICS, LTD.

Date     October 14 , 1996   	By   /s/
				           William J. Garry
				           Vice President and
				           Chief Financial Officer

                                      (11)