Form 10-Q
period 1996-11-30
RICHARDSON ELECTRONICS LTD/DE
filed 1997-01-14
CIK 355948

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

(Mark One)

  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended     November 30, 1996

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

As of January 8, 1997, there were outstanding 8,651,747 shares of Common Stock, $.05 par value, and 3,243,081 shares of Class B Common Stock, $.05 par value, which are convertible into Common Stock on a share-for-share basis.



This Quarterly Report on Form 10-Q contains 14 pages. An exhibit index is at page 13.

                                    (1)

               RICHARDSON ELECTRONICS, LTD. AND SUBSIDIARIES
                              FORM 10-Q
                For the Quarter Ended November 30, 1996



                               INDEX


                                                        Page
                                                        ----

PART I - FINANCIAL INFORMATION

   Consolidated Condensed Balance Sheets                  3

   Consolidated Condensed Statements of Income            4

   Consolidated Condensed Statements of Cash Flows        5

   Notes to Consolidated Condensed Financial Statements   6

   Management's Discussion and Analysis of Results
      of Operations and Financial Condition               8


PART II - OTHER INFORMATION                              12

                                      (2)


                         PART I - FINANCIAL INFORMATION
                  RICHARDSON ELECTRONICS, LTD. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands)

                                                    November 30      May 31
                                                       1996           1996
                                                     ---------     ---------
                                                    (Unaudited)     (Audited)
ASSETS
------
Current assets:
  Cash and equivalents                               $   8,934      $   6,784
  Receivables,less allowance of $1,338 and $1,461       49,861         48,232
  Inventories                                          100,490         94,327
  Other                                                  9,505          8,062
                                                     ---------      ---------
        Total current assets                           168,790        157,405

Investments                                              2,168          2,190
Property, plant and equipment, net                      17,107         16,054
Other assets                                             6,360          4,509
                                                     ---------      ---------
        Total assets                                 $ 194,425      $ 180,158
                                                     =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Accounts payable                                   $  14,342      $  14,503
  Accrued expenses                                      11,360          9,751
                                                     ---------      ---------
        Total current liabilities                       25,702         24,254

Long-term debt                                          99,699         92,025
Deferred income taxes                                    1,800          1,087
Stockholders' equity:
  Common stock, $.05 par value; issued 8,652 shares
   at November 30, 1996 and 8,562 at May 31, 1996          433            428
  Class B common stock, convertible, $.05 par value;
   issued 3,243 shares at November 30, 1996 and
   3,244 at May 31, 1996                                   162            162
  Additional paid-in capital                            52,988         52,185
  Retained earnings                                     14,730         12,430
  Foreign currency translation adjustment               (1,089)        (2,413)
                                                     ---------      ---------
        Total stockholders' equity                      67,224         62,792
                                                     ---------      ---------
        Total liabilities and stockholders' equity   $ 194,425      $ 180,158
                                                     =========      =========
See notes to consolidated condensed financial statements.

                                      (3)

                 RICHARDSON ELECTRONICS, LTD. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)
                                   (Unaudited)

                              Three Months Ended            Six Months Ended
                                 November 30                   November 30
                              --------------------        --------------------
                                 1996       1995             1996       1995
                              ---------  ---------        ---------  ---------
                                   (Unaudited)                 (Unaudited)

Net sales                     $  62,167  $  61,669        $ 119,711  $ 118,870

Costs and expenses:
   Cost of products sold         43,429     43,735           84,190     83,798
   Selling, general and
      administrative expenses    14,051     13,175           27,385     26,486
                              ---------  ---------        ---------  ---------
                                 57,480     56,910          111,575    110,284
                              ---------  ---------        ---------  ---------

      Operating income            4,687      4,759            8,136      8,586

Other (income) expense:
   Interest expense               1,950      1,739            3,719      3,243
   Investment income               (102)      (376)            (167)      (887)
   Other, net                        57         86              (91)       260
                              ---------  ---------        ---------  ---------
                                  1,905      1,449            3,461      2,616
                              ---------  ---------        ---------  ---------
Income before income taxes        2,782      3,310            4,675      5,970

Income taxes                        850      1,070            1,450      2,000
                              ---------  ---------        ---------  ---------
Net Income                    $   1,932  $   2,240        $   3,225  $   3,970
                              =========  =========        =========  =========

Net income per share          $    0.16  $    0.19        $    0.27  $    0.34
                              =========  =========        =========  =========

Average shares outstanding       12,121     11,909           12,165     11,809
                              =========  =========        =========  =========

See notes to consolidated condensed financial statements.

                                    (4)

                 RICHARDSON ELECTRONICS, LTD. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                           (in thousands)(unaudited)

                                                        Six Months Ended
                                                           November 30
                                                     ------------------------
                                                        1996           1995
                                                     ---------      ---------
Operating Activities:
  Net income                                        $    3,225     $    3,970
   Non-cash charges to income:
      Depreciation                                       1,292          1,319
      Amortization of intangibles and
        financing costs                                    219            170
      Deferred income taxes                                817          1,053
      Contribution to employee stock ownership plan        800            500
                                                     ---------      ---------
    Total non-cash charges                               3,128          3,042
                                                     ---------      ---------
   Net income adjusted for non-cash charges              6,353          7,012
  Changes in working capital, net of effects
    of currency translation and business
    acquisitions:
  Accounts receivable                                     (335)        (2,445)
      Inventories                                       (3,289)        (7,872)
      Other current assets                              (1,535)         1,350
      Accounts payable                                    (800)        (5,009)
      Other liabilities                                  1,486           (692)
                                                     ---------      ---------
   Net changes in working capital                       (4,473)       (14,668)
                                                     ---------      ---------
   Net cash provided by (used in)
         operating activities                            1,880         (7,656)
                                                     ---------      ---------
Financing Activities:
   Proceeds from borrowings                              7,674           --
   Proceeds from stock options exercised                     9          1,100
   Payments on debt                                       --             (929)
   Cash dividends                                         (925)          (905)
                                                     ---------      ---------
   Net cash provided by (used in)
         financing activities                            6,758           (734)
                                                     ---------      ---------
Investing Activities:
  Sales of investments                                   2,240          8,325
  Purchase of investments                               (2,200)        (3,222)
  Capital expenditures                                  (2,272)        (1,359)
  Business acquisitions                                 (4,181)          --
  Other                                                    (75)          (112)
                                                     ---------      ---------
   Net cash provided by (used in)
         investing activities                           (6,488)         3,632
                                                     ---------      ---------
   Increase (decrease) in cash and equivalents           2,150         (4,758)

Cash and equivalents at beginning of year                6,784         11,151
                                                     ---------      ---------
   Cash and equivalents at end of period             $   8,934      $   6,393
                                                     =========      =========

See notes to consolidated condensed financial statements.

                                      (5)

                 RICHARDSON ELECTRONICS, LTD. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
             Three- and Six-Month Periods Ended November 30, 1996
                                  (Unaudited)


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


Note B -- Income Taxes

The income tax provisions for the three- and six-month periods ended November 30, 1996 are based on the estimated effective tax rate of 31% for fiscal 1997 income. The effect of expected state income taxes is offset by the utilization of foreign net operating loss carryforwards and by U.S. foreign sales corporation tax benefits.

The income tax provision for the six-month period ended November 30, 1995 was based on the estimated effective tax rate of 34% for fiscal 1995 income. The effect of expected state income taxes in 1996 was offset by U.S. foreign sales corporation tax benefits. The second quarter tax rate in fiscal 1995 was 32%.


Note C - Long-Term Debt

On December 18, 1996 the Company offered to exchange a minimum of $25 million and up to $40 million (subject to waiver by the Company) of new 8 1/4%

                                      (6)

                 RICHARDSON ELECTRONICS, LTD. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
             Three- and Six-Month Periods Ended November 30, 1996
                                  (Unaudited)

convertible debentures for its outstanding 7 1/4% convertible debentures. The new debentures would be payable at maturity in June 2006. The new debentures would be convertible to common stock at $18.00 per share, compared to $21.14 for the old debentures. The offer will expire on midnight, January 31, 1997. If less than the amount tendered is accepted for exchange, the amount of debentures accepted will be exchanged on a pro-rata basis.


                                       (7)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
               Three- and Six-Month Periods ended November 30,1996
                                  (Unaudited)

Results of Operations
---------------------

Net sales for the second quarter of fiscal 1997 were $62.2 million, up 1% from last year's second quarter of $61.7 million. Sales for the six-month period were $119.7 million, a 1% increase from $118.9 million in the prior year. Adjusting for the effect of the Company's fiscal calendar, which included 14 weeks in the first quarter of fiscal 1996, but only 13 weeks in the first quarter of fiscal 1997, sales increased in the current six-month period compared to the prior year by 5%.

Sales, percentage change from the prior year, gross margins and gross margin percent of sales by SBU are summarized in the following table. Gross margins for each SBU include provisions for returns and overstock. Provisions for LIFO, manufacturing charges and other costs are included under the caption "Corporate" (in thousands).

                        Sales                          Gross Margin
              ---------------------------   ----------------------------------
                 1997        1996      %       1997    GM%      1996     GM%
              ---------   ---------  ----   --------  -----   --------  -----
Second Quarter

EDG           $  28,779   $  28,421    1%   $  8,617  29.9%   $  8,430  29.7%
SSC              18,380      17,834    3%      5,672  30.9%      5,440  30.5%
DPG               7,593       8,730  -13%      2,611  34.4%      3,252  37.3%
SSD               7,415       6,684   11%      1,547  20.9%      1,412  21.1%
Corporate             -           -    -         291              (600)
              ---------   ---------  ----   --------  -----   --------  -----
    Total     $  62,167   $  61,669    1%   $ 18,738  30.1%   $ 17,934  29.1%
              =========   =========         ========          ========

Six Months

EDG           $  56,180    $ 55,230    2%   $ 16,587  29.5%   $ 16,647  30.1%
SSC              33,763      33,777    0%     10,430  30.9%     10,411  30.8%
DPG              15,177      17,602  -14%      5,314  35.0%      6,440  36.6%
SSD              14,591      12,261   19%      3,011  20.6%      2,575  21.0%
Corporate             -           -              179            (1,001)
              ---------   ---------  ----   --------  -----   --------  -----
    Total     $ 119,711   $ 118,870    1%   $ 35,521  29.7%   $ 35,072  29.5%
              =========   =========         ========          ========


In November, 1995, a major semiconductor supplier disengaged SSC's North American franchise. Comparisons of current to prior year quarter and six-month revenues were affected by this event, amounting to $3.0 million and $5.5 million, respectively in lost product sales. Adjusted to exclude this disengaged franchise from reported results, SSC's revenues grew 27% and 23% in the quarter and six-month comparisons. Development of new and expansion of existing franchises, including agreements with Ericsson Components AB, Siemens

                                       (8)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
               Three- and Six-Month Periods ended November 30,1996
                                  (Unaudited)

and M/A-Com, have substantially replaced the lost revenues. DPG's sales were affected by temporary supply shortages for several types of color CRT's and the loss of one major customer in Europe.

On a geographic basis, the Company achieved sales growth of 4% in North America and 9% in the Rest of World area during the second quarter. Sales declined 13% in Europe in the second quarter, reflecting the DPG supply shortages and lost customer described above, as well as competitive conditions in EDG markets. Sales, percentage change from the prior year, gross margins and gross margin percent of sales by SBU are summarized in the following table. Provisions for LIFO, manufacturing charges and other costs are included under the caption "Corporate" (in thousands).


                         Sales                         Gross Margin
              ---------------------------   ----------------------------------
                 1997        1996      %      1997     GM%      1996      GM%
              ---------   ---------  ----   --------  -----   --------   -----
Second Quarter

North America $  36,466   $  34,913    4%   $ 10,737  29.4%   $ 10,303   29.5%
Europe           13,750      15,776  -13%      4,369  31.8%      5,190   32.9%
Rest of World    11,951      10,980    9%      3,341  28.0%      3,041   27.7%
Corporate                                        291              (600)
              ---------   ---------  ----   --------  -----   --------   -----
    Total     $  62,167   $  61,669    1%   $ 18,738  30.1%   $ 17,934   29.1%
              =========   =========         ========          ========

Six Months

North America $  69,757   $  69,192    1%   $ 20,336  29.2%   $ 20,487   29.6%
Europe           27,429      28,803   -5%      8,698  31.7%      9,678   33.6%
Rest of World    22,525      20,875    8%      6,308  28.0%      5,908   28.3%
Corporate                                        179            (1,001)
              ---------   ---------   ----  --------  -----   --------   -----
    Total     $ 119,711   $ 118,870    1%   $ 35,521  29.7%   $ 35,072   29.5%
              =========   =========         ========          ========


Gross margins for the second quarter were 30.1%, compared to 29.1% in the prior year, reflecting lower inventory provision requirements, improved manufacturing production performance and lower warranty claims.

Selling, general and administrative expenses increased $876 or 7% as the Company invested in additional sales staff to capitalize on growth opportunities for SSC, SSD and the EDG medical market. The Company also opened new sales offices in Thailand, Korea and Vietnam.

Non-operating expenses increased by $456 as higher interest expense and lower investment income were partially offset by foreign exchange gains. Higher net


                                      (9)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
               Three- and Six-Month Periods ended November 30,1996
                                  (Unaudited)

interest costs were attributable to additional borrowings needed to finance working capital growth and several business acquisitions.

Net income for the second quarter was $1.9 million or $.16 per share, compared to $2.2 million or $.19 per share in the prior year. For the six-month period, net income was $3.2 million or $.27 per share compared to the prior year net income of $4.0 million or $.34 per share.


Liquidity and Capital Resources
-------------------------------

Cash provided by operations, exclusive of working capital requirements, was $6.4 million in the first half of fiscal 1997, compared to $7.0 million for the first half of last year. Investments in the first six months in additional working capital of $4.5 million and $14.7 million in 1997 and 1996, respectively, capital expenditures, business acquisitions and dividend payments were funded primarily by cash generated by operations and additional borrowings. Interest payments for the first half of fiscal 1997 were $3.4 million and $3.1 million in 1996.

Working capital requirements include inventory investments of $3.3 million in fiscal 1997 and $7.9 million in fiscal 1996. Accounts payable increased $.8 million in 1997 and $5.0 million in 1996, reflecting the timing of inventory purchases.

Investment activity in the current year second quarter included the acquisition of Compucon Distributors, a distributor of interconnect devices operating in the Northeastern United States, as well as the acquisition of two smaller companies operating in the wireless communications and medical diagnostic imaging markets.

In the first quarter the Company amended its $25 million senior revolving credit note agreement due November 30, 1998 to increase the credit line to $35 million. The loan bears interest at 100 basis points over LIBOR, which at November 30 resulted in a weighted average rate of 6.6%. The Company borrowed an additional $4.0 million for business acquisitions and working capital in the second quarter of fiscal 1997. $6.2 million was available at November 30, 1996

                                      (10)


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
               Three- and Six-Month Periods ended November 30,1996
                                  (Unaudited)


under this agreement for future working capital or other corporate requirements.

On December 18, 1996, the Company announced an offer to exchange $25 million to $40 million of new 8 1/4% convertible debentures for its outstanding 7 1/4% convertible debentures (see Note C). The principal purpose of the offer is to improve the Company's future liquidity and capital position by substantially reducing sinking fund payments on the old debentures.

The Company's loan agreements contain various financial and operating covenants which set benchmark levels for tangible net worth, debt / tangible net worth ratio and annual debt service coverage. The Company was in compliance with these covenants at November 30, 1996.

In addition, certain of the current agreements contain restrictions relating to the purchase by the Company of treasury stock or the payment of cash dividends. At November 30, 1996, $14.5 million was available for such transactions. The policy regarding payment of dividends is reviewed periodically by the Board of Directors in light of the Company's operating needs and capital structure.

Cash reserves, investments, funds from operations and credit lines are expected to be adequate to meet the operational needs and future dividends of the Company.

                                      (11)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
               Three- and Six-Month Periods ended November 30,1996
                                  (Unaudited)

PART II --  OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

No material developments have occurred in the matters reported under the category "Legal Proceedings" in the Registrant's Report on Form 10-K for the fiscal year ended May 31, 1996.

ITEM 2.     CHANGES IN SECURITIES

     On December 18, 1996 the Company offered to exchange a minimum of $25 million up to $40 million of new 8 1/4% convertible debentures for its outstanding 7 1/4% convertible debentures. The new debentures would be payable at maturity in June 2006. The new debentures would be convertible to common stock at $18.00 per share, compared to $21.14 for the old debentures. The offer will expire on midnight, January 31, 1997. If less than the amount tendered is accepted for exchange, the amount of debentures accepted will be exchanged on a pro-rata basis. The principal purpose of the offer is to improve the Company's future liquidity and capital position by substantially reducing sinking fund payments on the old debentures.


ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None.

ITEM 5.     OTHER INFORMATION

            None.

                                       (12)

PART II --  OTHER INFORMATION


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

           (a)    Exhibit 27 - Financial Data Schedule - page 14.

           (b)    Reports on Form 8-K  -  None.


                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          RICHARDSON ELECTRONICS, LTD.

Date:    January 13 , 1997    By:  \s\ William J. Garry
                                   --------------------
                                   William J. Garry
                                   Vice President and
                                   Chief Financial Officer

                                       (13)