Form 10-Q
period 1997-02-28
RICHARDSON ELECTRONICS LTD/DE
filed 1997-04-14
CIK 355948

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

(Mark One)

  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended     February  28, 1997

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

As of April 9, 1997, there were outstanding 8,687,427 shares of Common Stock, $.05 par value, and 3,243,081 shares of Class B Common Stock, $.05 par value, which are convertible into Common Stock on a share-for-share basis.



This Quarterly Report on Form 10-Q contains 15 pages. An exhibit index is at page 14.

                                    (1)

               RICHARDSON ELECTRONICS, LTD. AND SUBSIDIARIES
                              FORM 10-Q
                For the Quarter Ended February 28, 1997



                               INDEX


                                                        Page
                                                        ----

PART I - FINANCIAL INFORMATION

   Consolidated Condensed Balance Sheets                  3

   Consolidated Condensed Statements of Operations        4

   Consolidated Condensed Statements of Cash Flows        5

   Notes to Consolidated Condensed Financial Statements   6

   Management's Discussion and Analysis of Results
      of Operations and Financial Condition               8


PART II - OTHER INFORMATION                              12

                                      (2)


                        Part 1 - Financial Information
                 Richardson Electronics, Ltd. and Subsidiaries
                     Consolidated Condensed Balance Sheets
                                (in thousands)


                                                    February 28       May 31
                                                       1997           1996
                                                     ---------      ---------
                                                    (Unaudited)     (Audited)
ASSETS
 -------
Current assets:
  Cash and equivalents                               $  11,545      $   6,784
  Receivables, less allowance of $3,032 and $1,461      52,968         48,232
  Inventories                                           93,924         94,327
  Other                                                 12,094          8,062
                                                     ---------      ---------
        Total current assets                           170,531        157,405
Investments                                              2,224          2,190
Property, plant and equipment, net                      17,381         16,054
Other assets                                             6,126          4,509
                                                     ---------      ---------
        Total assets                                 $ 196,262      $ 180,158
                                                     =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Accounts payable                                   $  16,488      $  14,503
  Accrued expenses                                      11,851          9,751
                                                     ---------      ---------
        Total current liabilities                       28,339         24,254
Long-term debt                                         108,820         92,025
Deferred income taxes                                    1,285          1,087
Stockholders' equity:
  Common stock, $.05 par value; issued 8,697 shares
   at February 28, 1997 and 8,562 at May 31, 1996          435            428
  Class B common stock, convertible, $.05 par value;
   issued at 3,243 shares at February 28, 1997 and
   3,244 at May 31, 1996                                   162            162
  Additional paid-in capital                            53,194         52,185
  Retained earnings                                      7,725         12,430
  Foreign currency translation adjustment               (3,698)        (2,413)
                                                     ---------      ---------
        Total stockholders' equity                      57,818         62,792
                                                     ---------      ---------
        Total liabilities and stockholders' equity   $ 196,262      $ 180,158
                                                     =========      =========
See notes to consolidated condensed financial statements.

                                      (3)


                 Richardson Electronics, Ltd. and Subsidiaries
                  Consolidated Condensed Statements of Operations
                    (in thousands, except per share amounts)
                                   (Unaudited)

                                  Three Months Ended       Nine Months Ended
                                    February 28/29           February 28/29
                                 --------------------     --------------------
                                   1997        1996         1997        1996
                                 --------    --------     --------    --------
                                      (Unaudited)              (Unaudited)

Net sales                        $ 64,163    $ 56,367     $183,874    $175,237

Costs and expenses:
   Cost of products sold           52,992      39,551      137,182     123,349
   Selling, general and
      administrative expenses      19,123      12,724       46,508      39,210
                                 --------    --------     --------    --------
                                   72,115      52,275      183,690     162,559
                                 --------    --------     --------    --------

    Operating income               (7,952)      4,092          184      12,678

Other  (income) expense:
   Interest expense                 1,869       1,726        5,588       4,969
   Investment income                  (82)       (158)        (249)     (1,045)
   Other, net                         264        (197)         173          63
                                 --------    --------     --------    --------
                                    2,051       1,371        5,512       3,987
                                 --------    --------     --------    --------
Income before income taxes        (10,003)      2,721       (5,328)      8,691
Income taxes (benefit)             (3,950)        900       (2,500)      2,900
                                 --------    --------     --------    --------
Net income (loss) before
  extraordinary item               (6,053)      1,821       (2,828)      5,791
Extraordinary loss, net of
  income taxes of $312               (488)        --          (488)        --
                                 --------    --------     --------    --------
  Net income (loss)              $ (6,541)   $  1,821     $ (3,316)   $  5,791
                                 ========    ========     ========    ========
Income (loss) per share:

  Before extraordinary item      $   (.50)   $    .15     $   (.23)   $    .49
  Extraordinary loss, net of tax     (.04)                    (.04)
                                 --------    --------     --------    --------
Net income (loss) per share      $   (.54)   $    .15     $   (.27)   $    .49
                                 ========    ========     ========    ========


Average shares outstanding         12,172      12,178       12,210      11,931
                                 ========    ========     ========    ========

See notes to consolidated condensed financial statements.

                                      (4)


                 Richardson Electronics, Ltd. and Subsidiaries
                Consolidated Condensed Statements of Cash Flows
                           (in thousands)(unaudited)

                                                         Nine Months Ended
                                                           February 28/29
                                                      -----------------------
                                                        1997           1996
                                                      --------       --------
Operating Activities:
  Net income                                          $ (3,316)      $  5,791
   Non-cash charges to income:
      Depreciation                                       1,973          1,965
      Amortization of intangibles and financing costs      603            256
      Deferred income taxes                             (3,338)         1,785
      Contribution to employee stock ownership plan        800            500
      Special charges                                   11,000            --
      Extraordinary loss                                   800            --
                                                      --------       --------
    Total non-cash charges                              11,838          4,506
                                                      --------       --------
  Changes in working capital, net of effects
    of currency translation:
  Accounts receivable                                   (3,549)        (1,596)
      Inventories                                         (922)       (12,738)
      Other current assets                                (845)           874
      Accounts payable                                    (974)        (5,103)
      Other liabilities                                   (600)        (2,000)
                                                      --------       --------
   Net changes in working capital                       (6,890)       (20,563)
                                                      --------       --------
   Net cash provided by (used in)
         operating activities                            1,632        (10,266)
                                                      --------       --------
Financing Activities:
   Proceeds from borrowings                             56,918          1,000
   Proceeds from stock options exercised                   218          1,239
   Payments on debt                                    (40,123)          (929)
   Cash dividends                                       (1,389)        (1,362)
                                                      --------       --------
   Net cash provided by (used in)
         financing activities                           15,624            (52)
                                                      --------       --------
Investing Activities:
  Sales of investments                                   3,141          8,893
  Purchase of investments                               (3,181)        (3,899)
  Capital expenditures                                  (2,947)        (1,823)
  Business acquisitions                                 (9,409)           --
  Other                                                    (99)          (218)
                                                      --------       --------
   Net cash provided by (used in)
         investing activities                          (12,495)         2,953
                                                      --------       --------
   Increase (decrease) in cash and equivalents           4,761         (7,365)

Cash and equivalents at beginning of year                6,784         11,151
                                                      --------       --------
   Cash and equivalents at end of period              $ 11,545       $  3,786
                                                      ========       ========

See notes to consolidated condensed financial statements.

                                     (5)

                 Richardson Electronics, Ltd. and Subsidiaries
              Notes to Consolidated Condensed Financial Statements
             Three- and Nine-Month Periods Ended February 28, 1997
                           (in thousands)(unaudited)


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


Note B -- Income Taxes

     The income tax benefit on pre-tax losses for the nine-month period ended February 28, 1997 is based on the estimated effective tax rate of 47% for fiscal 1997 results. This rate exceeds the statutory rate of 34% due to state income tax benefits, the utilization of previously unrecognized foreign net operating loss carryforwards and U.S. foreign sales corporation tax benefits. The rate is higher than that used in the prior quarter because $11 million in special charges (see Management's Discussion and Analysis of Results of Operations) recorded in the third quarter generated a year-to-date pre-tax loss. Accordingly, tax preference items which reduced tax expense for the six months ended November 30, 1996 now increase the tax benefit to be realized on the year-to-date pre-tax loss, resulting in an effective rate exceeding the statutory rate.

     The income tax provision for the three- and nine-month periods ended February 29, 1996 was based on the estimated effective tax rate of 33% for fiscal 1996 income. The effect of expected state income taxes in 1996 was offset by U.S. foreign sales corporation tax benefits.


                                       (6)

                 Richardson Electronics, Ltd. and Subsidiaries
              Notes to Consolidated Condensed Financial Statements
             Three- and Nine-Month Periods Ended February 28, 1997
                           (in thousands)(unaudited)


Note C - Burtek Acquisition

	Effective February 1, 1997 the Company acquired the assets and liabilities of Burtek Systems, Inc., a Canadian distributor of security systems with annual sales of $18.0 million (See Note D). The acquisition was accounted for by the purchase method, and accordingly, the results of operations of Burtek Systems, Inc. since February 1 have been included in the consolidated statement of operations.


Note D - Long-Term Debt

     On February 15, 1997 the Company exchanged $40.0 million of new 8 1/4% convertible senior subordinated debentures for an equivalent face amount of its outstanding 7 1/4% convertible subordinated debentures. The new debentures are payable at maturity in June 2006, and are convertible to common stock at $18.00 per share.

     To complete the acquisition of Burtek Systems, Inc., a Canadian subsidiary of the Company entered into a revolving credit agreement and term loan aggregating up to $6.0 million with a Canadian affiliate of the Company's primary bank. The loan is guaranteed by the Company, bears interest at the Canadian prime rate and matures in November 1998. The February 28, 1997 balance sheet includes $5.2 million for the initial borrowing under this agreement at which date the interest rate was 4.5%.


Note E - Special Charges and Extraordinary Item

     In the third quarter, the Company re-evaluated its reserve estimates for inventory and accounts receivable in light of changed market conditions and provided for severance and other costs associated with a Corporate reorganization. Inventory reserve adjustments of $7.2 million were included in cost of sales, and provisions for accounts receivable, severance and other costs of $3.8 million were included in selling, general and administrative expense. Collectively, these charges amounted to $11.0 million pre-tax or $6.7 million, net of tax, reducing earnings per share by $.55.

     Additionally, the Company recorded an $800,000 extraordinary charge for the write-off of unamortized debt issuance costs attributable to the 7 1/4% convertible debentures, which were exchanged for a new issue during the quarter. Net of tax, the charge was $488,000, or $.04 per share.


                                       (7)


                     Management's Discussion and Analysis
               Of Results of Operations and Financial Condition
             Three- and Nine-Month Periods Ended February 28, 1997
                           (in thousands)(unaudited)


Results of Operations

     Net sales for the third quarter of fiscal 1997 were $64.2 million, up 14% from last year's third quarter of $56.4 million. Sales for the nine-month period were $183.9 million, a 5% increase from $175.2 million in the prior year.

     Sales, percentage change from the prior year, gross margins and gross margin percent of sales by SBU are summarized in the following table. Gross margins for each SBU include provisions for returns and overstock. Provisions for LIFO, manufacturing charges and other costs are included under the caption "Corporate" (in thousands).



                        Sales                         Gross Margin
              --------------------------    ----------------------------------
                1997        1996      %       1997     GM %      1996     GM %
                                   Change            of Sales          of Sales
              --------    --------  ----    -------   -----    -------   -----
EDG           $ 28,467    $ 25,053   14%    $ 5,998   21.1%    $ 7,478   29.8%
SSC             19,438      16,234   20%      3,405   17.5%      4,905   30.2%
DPG              6,560       8,501  -23%        561    8.6%      3,194   37.6%
SSD              9,698       6,579   47%      2,140   22.1%      1,405   21.4%
Corporate          --          --              (933)              (166)
              --------    --------          -------            -------
    Total     $ 64,163    $ 56,367   14%    $11,171   17.4%    $16,816   29.8%
              ========    ========          =======            =======

EDG           $ 84,647    $ 80,284    5%    $22,585   26.7%    $24,125   30.0%
SSC             53,201      50,010    6%     13,835   26.0%     15,316   30.6%
DPG             21,737      26,103  -17%      5,875   27.0%      9,634   36.9%
SSD             24,289      18,840   29%      5,151   21.2%      3,980   21.1%
Corporate          --          --             (754)             (1,167)
              --------    --------          -------            -------
    Total     $183,874    $175,237    5%    $46,692   25.4%    $51,888   29.6%
              ========    ========          =======            =======


     The Company experienced sales growth in the third quarter in all of the Company's SBUs except DPG, whose sales continue to be affected by supply shortages for several types of color CRT's and the loss of a customer in Europe. SSD sales increased $3.1 million or 47% for the quarter, which included $1.3 million in sales resulting from the consolidation of Burtek Systems, Inc., effective February 1, 1997. SSC sales increased $3.2 million or 20% compared to last year, while EDG sales increased by 14% or $3.4 million for the quarter. Almost half of the EDG sales growth for the quarter was attributable to medical products, which increased 39%.

     Gross margins in the third quarter and nine-month period were affected by the special charge for overstock. The total charge included in cost of sales was $7.2 million, which reduced gross margin for EDG by $2.8 million, SSC by $2.4 million, DPG by $1.9 million and SSD by $.1 million. The impact on third


                                       (8)

                     Management's Discussion and Analysis
               Of Results of Operations and Financial Condition
             Three- and Nine-Month Periods Ended February 28, 1997
                           (in thousands)(unaudited)


quarter gross margins as a percent of sales was 9.8% for EDG, 12.6% for SSC, 28.2% for DPG and 1.0% for SSD.

     On a year-to-date basis, SSD sales increased by nearly 30% compared to the prior year. SSC and EDG sales increased by 5% and 6%, respectfully, compared to the prior year, while DPG sales decreased by 17%. Nine-month sales for SSC were negatively impacted by the loss of a semiconductor franchise, which reduced first half sales by $5.5 million. As these sales have been replaced, SSC has resumed its prior growth trend.

     Sales, percentage change from the prior year, gross margins and gross margin percent of sales by area of the world are summarized in the following table. Provisions for LIFO, manufacturing charges and other costs are included under the caption "Corporate" (in thousands).


                      Sales                          Gross Margin
              --------------------------    ----------------------------------
                1997        1996      %       1997     GM %       1996    GM %
                                   Change            of Sales          of Sales
              --------    --------  ----    -------   -----    -------   ------

North America $ 39,546    $ 32,703   21%    $ 7,462   18.9%    $ 9,511   29.1%
Europe          13,499      13,631   -1%      2,870   21.3%      4,629   34.0%
Rest of World   11,118      10,033   11%      1,772   15.9%      2,842   28.3%
Corporate          --          --              (933)              (166)
              --------    ---------         -------            -------
    Total     $ 64,163    $ 56,367   14%    $11,171   17.4%    $16,816   29.8%
              ========    ========          =======            =======


North America $109,398    $101,895    7%    $27,798   25.4%    $29,998   29.4%
Europe          40,929      42,434   -4%     11,568   28.3%     14,307   33.7%
Rest of World   33,547      30,908    9%      8,080   24.1%      8,750   28.3%
Corporate          --          --              (754)            (1,167)
              --------    --------          -------            -------
    Total     $183,874    $175,237    5%    $46,692   25.4%    $51,888   29.6%
              ========    ========          =======            =======

     On a geographic basis, the Company achieved sales growth of 21% in North America and 11% in the Rest of World area during the third quarter. Sales declined 1% in Europe in the third quarter, reflecting the DPG supply shortages and lost customer described above. European sales were also affected by the strengthening of the U.S. dollar during the third quarter. The special charge for overstock reduced gross margin for North America by $4.1 million, Europe by $1.7 million, and Rest of World by $1.4 million. The impact on third quarter gross margins as a percent of sales was 10.2% for North America, 12.5% for Europe, and 13.1% for Rest of World.

     Selling, general and administrative expenses increased $6.4 million from the comparable prior-year quarter, including special charges of $3.8 million for accounts receivable provisions, severance and other costs associated with


                                       (9)

                     Management's Discussion and Analysis
               Of Results of Operations and Financial Condition
             Three- and Nine-Month Periods Ended February 28, 1997
                           (in thousands)(unaudited)


a Corporate reorganization. The remainder of the increase resulted from investments in additional sales staff to capitalize on growth opportunities for SSC, SSD and the EDG medical market.

     Non-operating expenses increased by $.7 million primarily as a result of foreign exchange losses and higher interest expense. Higher net interest costs were attributable to additional borrowings needed to finance working capital growth and several business acquisitions.

     The net loss for the third quarter before extraordinary item was $6.1 million or $.50 per share, compared to income of $1.8 million or $.15 per share in the prior year. An extraordinary loss of $.5 million net of tax, or $.04 per share, resulted from the write-off of unamortized debt issuance costs. The net loss for the third quarter was $6.5 million or $.54 per share. For the nine-month period, the net loss before extraordinary item was $2.8 million or $.23 per share compared to the prior year net income of $5.8 million or $.49 per share. The net loss for the nine-month period after extraordinary item was $3.3 million or $.27 per share.

Liquidity and Capital Resources

     Cash provided by operations was $1.6 million in the first nine months of fiscal 1997, compared to cash used by operations of $10.3 million for the first nine months last year. The improvement in cash from operations reflects reduced growth in the investment in working capital, particularly inventory investments, which were $.9 million in fiscal 1997 and $12.7 million in fiscal 1996. Due to increased sales, accounts receivable increased $3.5 million in fiscal 1997 compared to $1.6 million in fiscal 1996. Accounts payable increased $1.0 million in 1997 and $5.1 million in 1996, reflecting the timing of inventory purchases. Interest payments for the first nine months of fiscal 1997 were $6.4 million, compared to $6.8 million in 1996.

     Investment activity in the current year included the acquisition of Burtek Systems, Inc., a Canadian distributor of security systems devices, in the third quarter. Compucon Distributors, Inc., a distributor of interconnect devices in the Northeastern United States, and two smaller companies operating in the wireless communications and medical diagnostic imaging markets were acquired in the first half of fiscal 1997.

     In the first quarter the Company amended its $25 million senior revolving credit note agreement due November 30, 1998 to increase the credit line to $35 million. The loan bears interest at 100 basis points over LIBOR, which at


                                       (10)

                     Management's Discussion and Analysis
               Of Results of Operations and Financial Condition
             Three- and Nine-Month Periods Ended February 28, 1997
                           (in thousands)(unaudited)


February 28, 1997 resulted in a weighted average rate of 6.5%. The Company borrowed $4.0 million for business acquisitions and working capital in the third quarter of fiscal 1997. An additional $2.2 million was available at February 28, 1997 under this agreement for future working capital or other corporate requirements.

     To complete the acquisition of Burtek Systems, Inc., a Canadian subsidiary of the Company entered into a revolving credit agreement and term loan aggregating $6.0 million with a Canadian affiliate of the Company's primary bank. The loan is guaranteed by the Company, bears interest at the Canadian prime rate and matures in November 1997. The February 28, 1997 balance sheet includes $5.2 million for the initial borrowing under this agreement at which date the interest rate was 4.5%.

     On February 15, 1997, the Company exchanged $40.0 million of new
8 1/4% convertible debentures for an equivalent face value of its outstanding 7 1/4% convertible debentures (see Note D). The principal purpose of the exchange was to improve the Company's future liquidity and capital position by refinancing a sufficient number of debentures to eliminate sinking fund requirements until December 15, 2004.

     The Company's loan agreements contain various financial and operating covenants which set benchmark levels for tangible net worth, debt / tangible net worth ratio and annual debt service coverage. The Company was in compliance with these covenants at February 28, 1997.

     In addition, certain of the current agreements contain restrictions relating to the purchase by the Company of treasury stock or the payment of cash dividends. At February 28, 1997, $16.3 million was available for such transactions. The policy regarding payment of dividends is reviewed periodically by the Board of Directors in light of the Company's operating needs and capital structure. Cash reserves, investments, funds from operations and credit lines are expected to be adequate to meet the operational needs and future dividends of the Company.


                                       (11)

Part II - Other Information


ITEM 1.	LEGAL PROCEEDINGS

     No material developments have occurred in the matters reported under the category "Legal Proceedings" in the Registrant's Report on Form 10-K for the fiscal year ended May 31, 1996.

ITEM 2.	CHANGES IN SECURITIES

     On February 15, 1997 the Company accepted $40.0 million principal amount of its 7 1/4% Convertible Subordinated Debentures due December 15, 2006 ("Old Debentures") in exchange for a new issue of an equal principal amount of its 8 1/4% Convertible Senior Subordinated Debentures due June 15, 2006 ("New Debentures") pursuant to an offer to exchange ("Exchange Offer") as set forth in the Company's Schedule 13E-4 filed with the Securities and Exchange Commission on December 18, 1996 (the "Schedule 13E-4").

     Such New Debentures are senior in right of payment to, and will mature prior to, the Old Debentures. Further, the Old Debentures obtained in exchange for the New Debentures will be utilized by the Company to satisfy sinking fund requirements on the Old Debentures until December 15, 2004.

     In connection with the Exchange Offer, the Company solicited and obtained consents from the holders of more than a majority of the outstanding principal amount of the Old Debentures to amend the Indenture under which the Company's Old Debentures are issued. Such amendment was effected on February 18, 1997. The amendment changes Section 4.02, Limitation on Dividends and Stock Purchases, of the Indenture the effect of which was to increase the amount available for such purposes as of August 31, 1996 from $13.1 million to $21.9 million. The Amendment also modifies events of default under the Indenture to provide for an increase of the amount of other indebtedness in default which would be an event of default under the Indenture from $1.0 million to $5.0 million.


                                       (12)

Part II - Other Information


     For a further statement of the limitations and qualifications of the Company's Old Debentures as a result of the issuance of the New Debentures, reference is made to the Offering Circular and Consent Solicitation dated December 18, 1996 attached to the Schedule 13E-4 as Exhibit (a)(1) (the "Offering Circular"). Particularly see "Purpose and Effects of the Tender Portion of the Exchange Offer and the Proposed Amendments" on page 15, et. seq. of the Offering Circular and "Certain Considerations for Non-Exchanging Debentureholders" on page 13 of the Offering Circular, which information is specifically incorporated herein by reference.

     Exemption from registration of the New Debentures issued in the Exchange Offer was claimed under Section 3(a)(9) of the Securities Act of 1993 as amended, in reliance on the following facts.

     The New Debentures were exchanged with holders of the Company's presently issued and outstanding Old Debentures pursuant to the Exchange Offer in connection with which Company filed the Schedule 13E-4 with the Securities and Exchange Commission. There were not any sales of securities of the same class by the Company or by or through an underwriter at or about the same time as the transactions for which the exemption was claimed. No underwriters were involved in the Exchange Offer. For a statement as to any consideration which has been or is to be given, directly or indirectly, to any person in connection with the transaction and the nature of any services rendered or to be rendered, directly or indirectly, for such consideration see "The Exchange Offer - Exchange Agent - Financial Advisor - Payment of Expenses" on pages 24 and 25 of the Offering Circular, which information is specifically incorporated herein by reference thereto. No cash payment has been made by any holder of the Old Debentures.

     The New Debentures are convertible at any time after issuance into shares of Common Stock, $.05 par value, of the Company at $18 per share, subject to adjustments under certain conditions.


ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

                 None.

                                       (13)

Part II - Other Information


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                 None.

ITEM 5.     OTHER INFORMATION

                 None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

           (a) Exhibit 4 (a) - First Amendment to the Indenture between the Company and First Trust of Illinois, a National Association, as successor to Continental Illinois National Bank and Trust Company of Chicago dated as of February 18, 1997.

                Exhibit 4(b) - Indenture between the Company and American National Bank and Trust Company, as Trustee, for 8% Convertible Senior Subordinated Debentures due June 15, 2006 (including form of 8% Convertible Senior Subordinated Debentures due June 13, 2006) incorporated by reference to
                Exhibit 10 of the Company's Schedule 13E-4, filed February 18, 1997.

                Exhibit 10 (a) - Revolving credit agreement and term loan dated February 18, 1997 between Richardson Electronics Acquisition Corporation and First Chicago NBD Bank, Canada, together with guarantee of the Company.

                Exhibit 10 (b) - Agreement dated January 16, 1997 between the Company and Dennis Gandy setting forth the terms of Mr. Gandy's employment by the Company.

                Exhibit 10 (c) - Agreement dated March 21, 1997 between the Company and David Gilden setting forth the terms of Mr. Gilden's employment by the Company.

                Exhibit 27 - Financial Data Schedule

            (b) Reports on Form 8-K  -  None.


                                       (14)



Part II - Other Information

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                              RICHARDSON ELECTRONICS, LTD.

Date     April 14, 1997       By   \s\
                                   William J. Garry
                                   Vice President and
                                   Chief Financial Officer


                                       (15)