Form 10-K
period 1997-05-31
RICHARDSON ELECTRONICS LTD/DE
filed 1997-08-29
CIK 355948

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                    FORM 10-K

 X    ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 (FEE REQUIRED)
      For the fiscal year ended                May 31, 1997

                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from	             to

Commission File No.               0-12906

                         RICHARDSON ELECTRONICS, LTD.
(Exact name of registrant as specified in its charter)

                        Delaware                              36-2096643
(State or other jurisdiction of incorporation or organization)(I.R.S. Employer Identification No.)

                 40W267 Keslinger Road, LaFox, Illinois 60147
                    (Address of principal executive offices)

Registrant's telephone number including area code:              (630) 208-2200

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

As of August 21, 1997, there were outstanding 8,756,550 shares of Common Stock, $.05 par value, and 3,243,081 shares of Class B Common Stock, $.05 par value, which are convertible into Common Stock on a share for share basis, of the registrant and the aggregate market value of such shares, based on the reported last sales price of the Common Stock on such date, held by non-affiliates of the registrant was approximately $50,600,000.


                            (Cover page continued)



Portions of the 1997 Annual Report to Stockholders of registrant for fiscal year ended May 31, 1997 are incorporated in Parts I, II, and IV of this Report. Portions of the registrant's Proxy Statement dated September 3, 1997 for the Annual Meeting of Stockholders scheduled to be held October 7, 1997 which will be filed pursuant to Regulation 14(A) are incorporated by reference in Part III of this Report. Except as specifically incorporated herein by reference, the above mentioned Annual Report to Stockholders and Proxy Statement are not deemed filed as part of this report.

The exhibit index is located at pages 14 through 23.





                                    PART I

Item 1.     Business

     The registrant (herein with its subsidiaries referred to as the "Company" or "Richardson") operates in one industry as a specialized international value-added distributor of electronic components, including vacuum tubes, power semiconductors, related electronic components and security systems. These devices are primarily used to control, switch or amplify electrical power or signals, or as display devices in a variety of industrial, communication, scientific and other applications. A significant portion of the Company's sales are of replacement parts. Specialized areas of the original equipment industry and research and development applications are also served by the Company. The Company offers a wide range of value-added services, including among others, labeling, testing, kitting, reloading and repackaging. The Company manufactures certain of the electron tubes and other components it distributes.

     Consolidated sales in 1997 were $255.1 million, up 6% over the prior year. The Company believes that much of its growth is attributable to its concentration on specialized areas of the electronics market. Historically, the Company's primary business was the distribution of electron tubes and it continues to be a major distributor of these products. In recent years, the Company has followed the migration of its customers to newer technologies, capitalizing on its expertise as a value-added distributor. Due to the significant internal growth in other product offerings, including solid state components, cathode ray tubes and security systems and related business acquisitions, these product lines represented 55% of sales in fiscal 1997, compared to 35% five years ago. The addition of new product lines is primarily based upon compatibility with the Company's existing customer base. The Company also seeks new applications and customers for its existing product lines.

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

     EDG also distributes high voltage switch tubes and x-ray tubes used in x-ray imaging equipment and specialty tubes for analytical equipment, as well as camera tubes, photomultipliers, switch tubes, magnetrons, hydrogen thyratrons and imaging equipment to the medical industry. The Company believes the increased emphasis on containment of medical costs offers significant opportunities to supply the diagnostic medical imaging market, estimated by the Company at $900 million. The Company's product line of replacement x-ray tubes has been expanded to include image intensifiers, camera tubes and related components. In 1996 the Company purchased two North American x-ray tube reloading value-added facilities. During 1997, the Company continued its investment in the medical imaging market and acquired a European value added facility to supply the industry with reloaded x-ray tubes.

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

     SSD distributes closed-circuit television (CCTV) equipment, as well as burglar, fire, intercommunication, access control and other security related products, equipment and accessories, for both initial installation and replacement. In addition, SSD is an approved repair service manufacturing organization.

     Sales trends for each SBU are summarized and analyzed in Management's Discussion and Analysis on pages 4-5 of the Annual Report to Stockholders for the Year Ended May 31, 1997 (Annual Report).

     The global market for electron tubes served by EDG, is estimated by the Company to be more than $2 billion. SSC participates in specialized segments of the semiconductor market, distributing power semiconductors and RF and microwave semiconductors and passive components. According to industry estimates, European, United States and Japan-based factory sales for power semiconductors approximate $6.5 billion. DPG estimates factory sales of CRTs in the global market approximate $12 billion. The Company estimates that annual wholesale sales of CCTV and related security equipment served by SSD, approximate $975 million.

     Sales of solid state components, primarily RF semiconductors, have grown rapidly in recent years. Semiconductors have been replacing electron tubes in many applications, such as low power television and radio transmitters. However, in other applications, including higher power broadcasting and certain industrial equipment, electron tubes are more suitable than semiconductors due to the higher power capabilities of tubes and their ability to withstand severe environmental and other conditions which often damage semiconductors. Semiconductors, however, continue to expand the range of their applications. Consequently, many parts of the electron tube market in which the Company participates, are declining. The Company countered the trend in the electron tube market through several initiatives employed by EDG, including greater emphasis on international sales and expansion of the sales force serving the medical diagnostic imaging replacement market. As a result, EDG sales increased in each of the last three years, despite an overall declining market. (See "Management`s Discussion and Analysis of Results of Operations and Financial Condition - Sales and Gross Margin Analysis, EDG" in the Annual Report.)

     The Company has found that a replacement market for power semiconductors exists and that many of its electron tube customers have semiconductor requirements as well. In addition SSC's sales to original equipment manufacturers continue to grow, accounting for approximately 64% of the SBU's 1997 sales. SSC's sales increased 9% in 1997, 30% in 1996 and 24% in 1995. In October 1996, the SSC business unit acquired Compucon Distributors, Inc., a distributor of interconnect devices operating in the northeastern United States. (See "Management's Discussion and Analysis of Results of Operations and Financial Condition - Sales and Gross Margin Analysis, SSC" in the Annual Report.)

     The Company's sales of CRT's and other display products decreased by 18.7% in 1997, largely attributable to the loss of a customer in Europe. Both 1997 and 1996 sales were affected by product shortages as glass manufacturers were unable to meet demand. (See "Management's Discussion and Analysis of Results of Operations and Financial Condition - Sales and Gross Margin Analysis, DPG" in the Annual Report.)

     SSD's sales increased 48% in 1997, 86% in 1996, and 26% in 1995. New investment and redirection of SSD's field sales force were principally responsible for these significant sales gains. Additionally, in February 1997, the Company acquired Burtek Systems Inc., a security systems distributor operating in Canada, with annual sales of $18 million. (See "Management's Discussion and Analysis of Results of Operations and Financial Condition - Sales and Gross Margin Analysis, SSD" in the Annual Report.)

Significant Developments

     During the third of quarter of 1997, the Company re-evaluated its reserve estimates for inventory and accounts receivable in light of changed market conditions and provided for severance costs associated with a corporate reorganization. These provisions were recorded as a $7.2 million charge to cost of sales for additional inventory reserves and a $3.8 million charge to selling, general and administrative expenses for severance and other costs related to the corporate reorganization. Net of tax, these charges reduced net income by $6.7 million.

     On February 15, 1997, the Company exchanged $40.0 million of new 8 1/4% convertible debentures for an equivalent face value of its outstanding 7 1/4% convertible debentures (See Note F to the consolidated financial statements in the Annual Report). The principal purpose of the exchange was to improve the Company's future liquidity and capital position by refinancing a sufficient number of the debentures to eliminate sinking fund requirements until December 15, 2004.



Products

     The following is a description of the Company's major products, in order by descending sales value:

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

     Closed-circuit Television ("CCTV") products include cameras, lenses, monitors, scanners, time lapse recorders and associated accessories. CCTV products are used in surveillance applications and monitoring hazardous environments in the workplace.

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

Distribution and Marketing

     The Company buys, warehouses and distributes more than 78,000 types of tubes and semiconductors ranging in price from $1 to $91,000 for tubes and $.10 to $4,100 for semiconductors and related components. The Company processes approximately 725 orders per day averaging $1,410 each (for an average total of $1,020,000 per day). The Company distributes electron tubes, power, RF and microwave semiconductors and related products purchased from various sources, including Communication and Power Industries, Inc. (CPI), Covimag S.A., M/A-COM, Clinton Electronics Corp., SGS THOMSON, Philips, Varian Associates, Burle Industries, Inc., UTI Technology, Inc., Triton Services, Inc., New Japan Radio Corp., Sony Corp., Powerex, RF Products, Hi Sharp Electric Co., Pelco, Ericsson Components AB, Panasonic Industrial Company, Teletube, General Electric, MPD Inc., Litton Electron Devices, Huber & Suhner Inc., Jennings, Seiko Optical, Semtech, and CEIEC. No single outside supplier currently accounts for more than 10% of the Company's purchases in any year, other than CPI, which accounted for approximately 10%, 13% and 18% of purchases in fiscal 1997, 1996 and 1995, respectively. The Company believes that the loss of any one supplier would not cause a material adverse impact on its earnings and revenues.

     CPI was formerly a business unit of Varian Associates, Inc. (Varian). On August 14, 1995 Varian sold the assets and technology related to its electron device business to the newly formed entity, CPI. CPI retained the same management and operating personnel as formerly employed by Varian. The Company believes it has broadened its vendor relationships with the formation of CPI, as the Company is establishing new distribution agreements with other Varian divisions.

     Covimag is the entity formed to acquire the Company's former Brive, France manufacturing operation. Formal transfer of ownership occurred in January, 1995. Covimag is managed by the same individuals previously employed by the Company at this facility. The Company has a three year purchase commitment to acquire various electron tube types at a cost of approximately $11 million per year, expiring on December 31, 1997. Under a successor agreement, the Company will negotiate a purchase commitment on an annual basis. Covimag is highly dependent on the Company, which is its primary customer. Settlement of purchases under the contract are at standard terms. Except for the supply contract, the Company has no other financial commitment to or from Covimag. Relationships under the supply contract are believed by the Company to be satisfactory.

     In addition to the agreement with Covimag, the Company has marketing distribution agreements with various manufacturers in the tube, semiconductor, and CCTV industries. The most significant distributor agreement is with CPI under which the Company is the exclusive distributor of power grid tubes throughout the world, with the exception of the United States and certain Eastern European countries where the Company is one of CPI's stocking distributors.

     Customer orders are taken by the regional sales offices and directed to the Company's headquarters and distribution facility in LaFox, Illinois or to one of its international distribution centers. The Company utilizes a sophisticated data processing network which provides on-line, real-time interconnection of all sales offices and central distribution operations. Information on stock availability, customers, and competitive market analyses are instantly obtainable throughout the entire distribution network.

     The Company markets its products to manufacturers and end-users in major industries, including communications, industrial heating, marine, medical care and avionics. The Company also sells to customers who purchase for resale, including electronics distributors and service companies. The Company has supply contracts, generally for a one-year term, with certain customers, and is committed pursuant to these contracts to maintain minimum inventories so as to provide product without significant delay. Management believes that for the past two fiscal years approximately 20% of the Company's sales were made under such supply contracts. The Company is not dependent on any single customer for a significant portion of its sales.

     The Company emphasizes sales to replacement markets. Some of these markets may expand as new equipment utilizing electron tubes continues to be sold. For example, equipment such as video monitors and computer display terminals which use cathode ray tubes also present expanding market opportunities for replacement purposes. New communications equipment using microwave devices such as traveling wave tubes and klystrons and RF transistors continue to be developed for applications with high power or high-frequency requirements that tube technology alone can provide.

     The Company's backlog of firm orders scheduled for future delivery within 12 months was $49,200,000, $43,400,000, and $46,300,000 as of May 31, 1997,
1996 and 1995, respectively. The Company's backlog primarily consists of commercial contracts that require future shipping dates, and the 1997 increase reflects higher contract levels for EDG while the 1996 decline reflects lower contract levels for DPG. The Company does not believe that the backlog provides a reliable indicator of future sales levels.

International

      International sales, including export sales, represented approximately 49% of the Company's fiscal 1997 sales. These sales were $123,776,000, $115,136,000, and $96,644,000 in fiscal years 1997, 1996 and 1995, respectively. Export sales from the United States were $36,325,000, $37,913,000, and $38,653,000 in 1997, 1996 and 1995. On May 31, 1997, the
Company had 88 locations throughout the world. See Note K of the "Notes to Consolidated Financial Statements" of the Annual Report for details of the Company's international operations, including sales, operating income and identifiable assets.

Manufacturing

     The Company distributes its manufactured products principally under the trade names "National", "Cetron" and "Amperex". Located principally in LaFox, Illinois, the Company's manufacturing operations, including value-added services, accounted for approximately 8% of its product distribution requirements in fiscal 1997. Such manufacturing operations contributed sales of approximately $20 million in 1997 and $12 million in 1996 and in 1995. The increase in sales of manufactured products in 1997 is principally due the acquisition of x-ray tube and image intensifier reloading facilities in fiscal 1996.

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

     At present, a staff of 5 persons are involved, on a full- or part-time basis, in various phases of product development. The Company's expenditures in this area were $133,000, $166,000, and $229,000 in 1997, 1996 and 1995.

Employees

     As of May 31, 1997, the Company employed 728 individuals on a full time basis. Of these, 465 are located in the United States, including 62 employed in administrative and clerical positions, 308 in sales and distribution, and 95 in value-added and product manufacturing. The Company's foreign subsidiaries employ an additional 263 individuals engaged in administration, sales and distribution. All of the Company's employees are non-union.

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

Patents and Trademarks

     The Company acquired certain manufacturing patents and trademark rights in connection with acquisitions, including the trademarks "National", "Cetron" and "Amperex". The Company believes that although the patents and trademarks obtained have value, they will not be determinative of the Company's success, which depends principally upon its marketing technical support, product delivery and the quality and economic value of its products.

Item 2.     Properties

     The Company's corporate facility and largest distribution center is owned, located on approximately 300 acres in LaFox, Illinois, consisting of a modern, single and two-story concrete, brick and steel constructed building containing approximately 255,000 square feet of manufacturing, warehouse and office space. The Company also owns a four-story building containing approximately 45,000 square feet of warehouse space on 1.5 acres in Geneva, Illinois. The Company's United Kingdom subsidiary owns a 12,000 square foot single story brick building in Lincoln, England which it utilizes as a sales office and warehouse hub for European sales distribution. The Company's Spanish subsidiary owns 3,510 square feet of office and warehouse space in a 55,000 square foot industrial concrete building in Madrid, Spain. The Company's Italian subsidiary owns an office and warehouse facility located in Florence, Italy of approximately 6,400 square feet in a brick and concrete industrial condominium complex.

     The Company also maintains branch sales offices in or near major cities throughout the world, including 62 locations in North America, 12 in Europe, 9 in the Far East / Pacific Rim and 3 in Latin America. Additional warehouse space in Geneva, Illinois is also rented on a short-term basis. The Company leases production facilities in Texas, Virginia and the Netherlands for its medical tube reloading operation. The Company also leases a facility from a trust, of which Edward J. Richardson, Chairman of the Board of the Company, is the principal beneficiary. Such facility is used by SSD as its sales office and warehouse. Under the terms of this lease, the Company is obligated to make rental payments of $68,705 per year, expiring in 1999. In the opinion of management, the lease is on terms no less favorable to the Company than similar leases which would be available from unrelated third parties.

Item 3.     Legal Proceedings

     No material developments have occurred in the matter of "Panache Broadcasting of Pennsylvania, Inc. v. Richardson Electronics, Ltd. and Varian Associates, Inc.", pending in the United States District Court for the Northern District of Illinois, Eastern Division, docket no. 90 C 6400. The complaint alleges violations of Sections 1 and 2 of the Sherman Act and Section 7 of the Clayton Act. As previously reported the matter remains primarily in the discovery stage and the Court has not determined whether the matter may be maintained as a class action.

Item 4.     Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended May 31, 1997.


                                   PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

     Incorporated herein by reference to pages 8 (for dividend payments), 13 (for dividend restriction) and 17 (for market data) of the Annual Report.

Item 6.     Selected Financial Data

     Incorporated herein by reference to page 3 of the Annual Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Incorporated herein by reference to pages 4 to 6 of the Annual Report

Item 8.     Financial Statements and Supplementary Data

     Incorporated herein by reference to pages 7 through 16 of the Annual
Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     No event has occurred within the 24 month period prior to the date of the Company's most recent financial statements, which would require disclosure under Item 9 of this Report.


                                   PART III

Item 10.     Directors and Executive Officers of the Registrant

     Information concerning Directors and Executive Officers of the Company is contained in the Company's Proxy Statement to be used in connection with its Annual Meeting of Stockholders scheduled to be held October 7, 1997, under the captions "ELECTION OF DIRECTORS - Information Relating to Directors, Nominees and Executive Officers", "ELECTION OF DIRECTORS - Affiliations" and "SECTION 16 FILINGS", which information is incorporated herein by reference.

Item 11.     Executive Compensation

     Incorporated herein by reference is information concerning executive compensation contained in the Company's Proxy Statement to be used in connection with its Annual Meeting of Stockholders scheduled to be held October 7, 1997, under the captions "ELECTION OF DIRECTORS - Directors Compensation" and "EXECUTIVE COMPENSATION", except for captions "REPORT ON EXECUTIVE COMPENSATION" and "PERFORMANCE GRAPH".

Item 12.     Security Ownership of Certain Beneficial Owners and Management

     Information concerning security ownership of certain beneficial owners and management is contained in the Company's Proxy Statement to be used in connection with its Annual Meeting of Stockholders scheduled to be held October 7, 1997, under the caption "ELECTION OF DIRECTORS - Information Relating to Directors, Nominees and Executive Officers" and "PRINCIPAL STOCKHOLDERS", which information is incorporated herein by reference.

Item 13.     Certain Relationships and Related Transactions

     Information concerning certain relationships and related transactions is contained in the Company's Proxy Statement to be used in connection with its Annual Meeting of Stockholders scheduled to be held October 7, 1997, under the caption "EXECUTIVE COMPENSATION - Compensation Committee Interlocks and Insider Participation", which information is incorporated herein by reference.

                                    PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a) The following consolidated financial statements of the registrant and its subsidiaries included on pages 7 through 16 of the Annual Report are incorporated herein by reference:

                                                           Filing Method

Report of Independent Accountants                                E

1.   FINANCIAL STATEMENTS:
     Consolidated Balance Sheets - May 31, 1997 and 1996         E

     Consolidated Statements of Operations - Years ended         E
       May 31, 1997, 1996 and 1995

     Consolidated Statements of Cash Flows - Years ended         E
       May 31, 1997, 1996 and 1995

     Consolidated Statements of Stockholders' Equity -           E
       Years ended May 31, 1997, 1996 and 1995

     Notes to Consolidated Financial Statements                  E

     The following consolidated financial information for the fiscal years 1997, 1996 and 1995 is submitted herewith:

2.   FINANCIAL STATEMENT SCHEDULES:
     II.  Valuation and Qualifying Accounts                      E

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore, have been omitted.

     (b)  REPORTS ON FORM 8-K.

                  None.

     (c)  EXHIBITS

                                                           Filing Method

3(a)      Restated Certificate of Incorporation of the           NA
          Company, incorporated by reference to Appendix
          B to the Proxy Statement/ Prospectus dated
          November 13, 1986, incorporated by reference to the Company's Registration Statement on Form S-4 Commission File No. 33-8696.


3(b)      By-laws of the Company, as amended.                    E

4(a)      Specimen forms of Common Stock and Class B             NA
          Common Stock certificates of the Company incorporated by reference to Exhibit 4(a) to the Company's Registration Statement on Form S-1, Commission File No. 33-10834.

4(b)      Indenture between the Company and Continental          NA
          Illinois National Bank and Trust Company of
          Chicago (including form of 7 1/4% Convertible
          Subordinated Debentures due December 15, 2006) incorporated by reference to Exhibit 4(b) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1990.


4(b)(1)   First Amendment to the Indenture between the           NA
          Company and First Trust of Illinois, a National
          Association, as successor to Continental
          Illinois National Bank and Trust Company of
          Chicago, dated February 18, 1997, incorporated by reference to Exhibit 4(a) to the Company's
          Quarterly Report on Form 10-Q for the quarter ended February 28, 1997.

4(c)      Indenture between the Company and American             NA
          National Bank and Trust Company, as Trustee, for 8 1/4% Convertible Senior Subordinated
          Debentures due June 15, 2006 (including form of
          8 1/4% Convertible Senior Subordinated
          Debentures due June 15, 2006) incorporated by reference to Exhibit 10 of the Company's
          Schedule 13E-4, filed February 18, 1997.

10(a)    $35,000,000 Amended and Restated Senior Revolving       NA
         Credit Note Facility Agreement dated August 20,
         1996 with American National Bank and Trust Company incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1997.

10(b)    Industrial Building Lease, dated April 10, 1996         NA
         between the Company and the American National
         Bank and Trust, as trustee under Trust No. 56120 dated 2-23-83 incorporated by reference to
         Exhibit 10(b) to the Company's Annual Report on
         Form 10-K for the fiscal year ended May 31, 1996.

10(c)    Revolving credit agreement and term loan dated          NA
         February 18, 1997 between Richardson Electronics
         Acquisition Corporation and First Chicago NBD
         Bank, Canada, together with guarantee of the Company, incorporated by reference to Exhibit
         10(a) to the Company's Quarterly Report on Form
         10-Q for the quarter ended February 28, 1997.

10(d)    The Corporate Plan for Retirement                       NA
         The Profit Sharing / 401(k) Plan
         Fidelity Basic Plan Document No. 07 dated
         June 1, 1996, incorporated by reference to Exhibit
         10(d) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1996.

10(e)    The Company's Amended and Restated Incentive Stock      NA
         Option Plan effective April 8, 1987 incorporated by reference to Exhibit 10(m) to the Company's
         Annual Report on Form 10-K for the fiscal year ended May 31, 1987.

10(e)(1) First Amendment to the Company's Amended and            NA
         Restated Incentive Stock Option Plan effective
         April 11, 1989 incorporated by reference to
         Exhibit 10(l)(1) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1989.

10(e)(2) Second Amendment to the Company's Amended and           NA
         Restated Incentive Stock Option Plan effective
         April 11, 1989 incorporated by reference to
         Exhibit 10(l)(2) to the Company's Annual Report on Form 10-K for the fiscal year ended
         May 31, 1991.

10(e)(3) Third Amendment to the Company's Amended and            NA
         Restated Incentive Stock Option Plan effective
         April 11, 1989 dated August 15, 1996, incorporated by reference to the Company's Proxy Statement used in connection with its Annual Meeting of Stockholders held October 1, 1996.

10(f)    The Company's Amended and Restated Employees Stock      NA
         Purchase Plan, incorporated by reference to the Company's Proxy Statement used in connection with its Annual Meeting of Stockholders held
         October 2, 1985.

10(f)(1) First Amendment to Amended and Restated Employees       NA
         Stock Purchase Plan, incorporated by reference to Appendix D to the Company's Proxy
         Statement/Prospectus dated November 13, 1986 included in its Registration Statement on Form S-4, Commission File No. 33-8686.

10(f)(2) Second Amendment to Amended and Restated Employees      NA
         Stock Purchase Plan, incorporated by reference to Appendix E to the Company's Proxy
         Statement/Prospectus dated November 13, 1986 included in its Registration Statement on Form S-4, Commission File No. 33-8696.

10(f)(3) Third Amendment to Amended and Restated  Employees      NA
         Stock Purchase Plan incorporated by reference to
         Exhibit 10(m)(3) to the Company's Annual Report on
         Form 10-K for the fiscal year ended May 31, 1990.

10(f)(4) Fourth Amendment to Amended and Restated Employees      NA
         Stock Purchase Plan incorporated by reference to
         Exhibit 10(m)(4) to the Company's Annual Report on
         Form 10-K for the fiscal year ended May 31, 1991.

10(f)(5) Fifth Amendment to Amended and Restated Employees       NA
         Stock Purchase Plan incorporated by reference to
         Exhibit 10(m)(5) to the Company's Annual Report on
         Form 10-K for the fiscal year ended May 31, 1991.

10(f)(6) Sixth Amendment to Amended and Restated Employees       NA
         Stock Purchase Plan dated August 15, 1996, incorporated by reference to the Company's Proxy
         Statement used in connection with its Annual
         Meeting of Stockholders held October 1, 1996.

10(g)    Richardson Electronics, Ltd. Employees 1996 Stock       NA
         Purchase Plan incorporated by reference to Appendix A of the Company's Proxy Statement dated
         September 3, 1996 for its Annual Meeting of
         Stockholders held on October 1, 1996.

10(h)    Employees Stock Ownership Plan and Trust Agreement,     NA
         effective as of June 1, 1987, dated July 14, 1994, incorporated by reference to Exhibit 10(f) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1994.

10(h)(1) First Amendment to Employees Stock Ownership Plan       NA
         and Trust Agreement, dated July 12, 1995, incorporated by reference to Exhibit 10(g)(1) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1995.

10(h)(2) Second Amendment to Employees Stock Ownership Plan      NA
         and Trust Agreement, dated July 12, 1995, dated
         April 10, 1996, incorporated by reference to the Company's Proxy Statement used in connection with its Annual Meeting of Stockholders held
         October 1, 1996.

10(i)    Stock Option Plan for Non-Employee Directors            NA
         incorporated by reference to Appendix A to the Company's Proxy Statement dated August 30, 1989 for its Annual Meeting of Stockholders held on October 18, 1989.

10(j)    Richardson Electronics, Ltd. 1996 Stock Option Plan     NA
         for Non-Employee Directors, incorporated by reference to Appendix C of the Company's Proxy
         Statement dated September 3, 1996 for its Annual
         Meeting of Stockholders held on October 1, 1996.

10(k)    The Company's Employees' Incentive Compensation Plan    NA
         incorporated by reference to Appendix A to the Company's Proxy Statement dated August 31, 1990 for its Annual Meeting of Stockholders held on October 9, 1990.

10(k)(1) First Amendment to Employees Incentive Compensation     NA
         Plan incorporated by reference to Exhibit 10(p)(1) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1991.

10(k)(2) Second Amendment to Employees Incentive Compensation    NA
         Plan dated August 15, 1996, incorporated by reference to the Company's Proxy Statement used in connection with its Annual Meeting of Stockholders held
         October 1, 1996.

10(l)    Richardson Electronics, Ltd. Employees' 1994            NA
         Incentive Compensation Plan incorporated by reference to Exhibit A to the Company's Proxy Statement dated
         August 31, 1994 for its Annual Meeting of
         Stockholders held on October 11, 1994.

10(l)(1) First Amendment to the Richardson Electronics, Ltd.     NA
         Employees' 1994 Incentive Compensation Plan dated
         August 15, 1996, incorporated by reference to the Company's Proxy Statement used in connection with its Annual Meeting of Stockholders held
         October 1, 1996.

10(m)    Richardson Electronics, Ltd. 1996 Incentive             NA
         Compensation Plan incorporated by reference to Appendix B of the Company's Proxy Statement dated
         September 3, 1996 for its Annual Meeting of
         Stockholders held on October 1, 1996.

10(n)    Correspondence outlining Agreement between the          NA
         Company and Arnold R. Allen with respect to Mr. Allen's employment by the Company, incorporated by reference to Exhibit 10(v) to the Company's
         Annual Report on Form 10-K, for the fiscal year ended May 31, 1985.

10(n)(1) Letter dated February 3, 1992 between the Company       NA
         and Arnold R. Allen outlining Mr. Allen's engagement as a consultant by the Company, incorporated by reference to Exhibit 10(r)(1) to the Company's
         Annual Report on Form 10-K, for the fiscal year ended May 31, 1992.

10(n)(2) Letter dated April 1, 1993 between the Company and      NA
         Arnold R. Allen regarding Mr. Allen's engagement as consultant by the Company, incorporated by reference to Exhibit 10(i)(2) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1994.

10(o)    Letter dated January 14, 1992 between the Company       NA
         and Jacques Bouyer setting forth the terms of Mr. Bouyer's engagement as a management consultant by the Company for Europe, incorporated by reference to Exhibit 10(t)(1) to the Company's Annual Report on Form 10-K for the fiscal year ended on May 31, 1992.

10(o)(1) Letter dated January 15, 1992 between the Company       NA
         and Jacques Bouyer setting forth the terms of Mr. Bouyer's engagement as a management consultant by the Company for the United States, incorporated by reference to Exhibit 10(t)(1) to the Company's
         Annual Report on Form 10-K for the fiscal year ended on May 31, 1992.

10(p)    Letter dated January 13, 1994 between the Company       NA
         and Samuel Rubinovitz setting forth the terms of Mr. Rubinovitz' engagement as management consultant by the Company incorporated by reference to Exhibit
         10(m) to the Company's Annual Report on Form 10-K for the fiscal year ended on May 31, 1994.

10(q)    Letter dated April 4, 1994 between the Company          NA
         and Bart F. Petrini setting forth the terms of Mr. Petrini's employment by the Company, incorporated by reference to Exhibit 10(o) to the Company's Annual Report on Form 10-K for the fiscal year ended on May 31, 1994.

10(r)    Letter dated May 20, 1994 between the Company           NA
         and William J. Garry setting forth the terms of Mr. Garry's employment by the Company, incorporated by reference to Exhibit 10(p) to the Company's Annual Report on Form 10-K for the fiscal year ended on May 31, 1994.

10(s)    Letter dated October 17, 1994 between the Company       NA
         and Flint Cooper setting forth the terms of Mr. Cooper's employment by the Company, incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1994.

10(t)    Agreement dated January 16, 1997 between the            NA
         Company and Dennis Gandy setting forth the terms of Mr. Gandy's employment by the Company, incorporated by reference to Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1997.

10(u)    Agreement dated March 21, 1997 between the Company      NA
         and David Gilden setting forth the terms of Mr. Gilden's employment by the Company, incorporated by reference to Exhibit 10(c) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1997.

10(v)    The Company's Directors and Officers Liability          NA
         Insurance Policy issued by Chubb Group of Insurance
         Companies Policy Number 8125-64-60A, incorporated by reference to Exhibit 10(t) to the Company's
         Annual Report on Form 10-K for the fiscal year ended May 31, 1991.

10(v)(1) The Company's Directors and Officers Liability          NA
         Insurance Policy renewal issued by Chubb Group of Insurance Companies Policy Number 8125-64-60E, incorporated by reference to Exhibit 10(t)(1) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1996.

10(v)(2) The Company's Excess Directors and Officers             NA
         Liability and Corporate Indemnification Policy issued St. Paul Mercury Insurance Company Policy
         Number 900DX0216, incorporated by reference to
         Exhibit 10(t)(2) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1996.

10(v)(3) The Company's Directors and Officers Liability          NA
         Insurance Policy issued by CNA Insurance Companies
         Policy Number DOX600028634, incorporated by reference to Exhibit 10(t)(3) to the Company's
         Annual Report on Form 10-K for the fiscal year ended May 31, 1996.

10(w)    Distributor Agreement, executed August 8, 1991,         NA
         between Registrant and Varian Associates, Inc., incorporated by reference to Exhibit 10(d) of the Company's Current Report on Form 8-K for
         September 30, 1991.

10(w)(1) Amendment, dated as of September 30, 1991,              NA
         between Registrant and Varian Associates, Inc., incorporated by reference to Exhibit 10(e) of the Company's Current Report on Form 8-K for
         September 30, 1991.

10(w)(2) First Amendment to Distributor Agreement between        NA
         Varian Associates, Inc. and the Company as of April 10, 1992, incorporated by reference to
         Exhibit 10(v)(5) of the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1992.

10(w)(3) Consent to Assignment and Assignment dated              NA
         August 4, 1995 between Registrant and Varian
         Associates Inc., incorporated by reference to
         Exhibit 10(s)(4) of the Company's Annual Report on
         Form 10-K for the fiscal year ended May 31, 1995.

10(w)(4) Final Judgment, dated April 1, 1992, in the matter      NA
         of "United States of America v. Richardson
         Electronics, Ltd.", filed in the United States
         District Court for the Northern District of
         Illinois, Eastern Division, as Docket No. 91 C 6211 incorporated by reference to Exhibit 10(v)(7) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1992.

10(x)    Trade Mark License Agreement dated as of                NA
         May 1, 1991 between North American Philips
         Corporation and the Company incorporated by reference to Exhibit 10(w)(3) of the Company's
         Annual Report on Form 10-K for the fiscal year ended May 31, 1991.

10(y)    Agreement among Richardson Electronics, Ltd.,           NA
         Richardson Electronique S.A., Covelec S.A. (now known as Covimag S.A.), and Messrs. Denis Dumont and Patrick Pertzborn, delivered February 23, 1995, translated from French, incorporated by reference to Exhibit 10(b) to the Company's Report on Form
         8-K dated February 23, 1995.

10(z)    Settlement Agreement by and between the United          NA
         States of America and Richardson Electronics, Ltd.
         dated May 31, 1995 incorporated by reference to
         Exhibit 10(a) to the Company's Report on Form 8-K dated May 31, 1995.

10(a)(a) Employment agreement dated as of November 7, 1996       NA
         between the Company and Bruce W. Johnson incorporated by reference to Exhibit (c)(4) of the Company's Schedule 13 E-4, filed December 18, 1996.

11       Statement re-computation of net income per share.       E

13       Annual Report to Stockholders for fiscal year           E
         ending May 31, 1997 (except for the pages and information thereof expressly incorporated by reference in this Form 10-K, the Annual Report to Stockholders is provided solely for the information of the Securities and Exchange
         Commission and is not deemed "filed" as part of this Form 10-K).

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

                                          RICHARDSON ELECTRONICS, LTD.

By:/s/                                       By:/s/
   Edward J. Richardson,                        Bruce W. Johnson,
   Chairman of the Board and                    President and Chief Operating
   Chief Executive Officer                      Officer

                                             By:/s/
                                                William J. Garry
                                                Vice President and
Date:  August 27, 1997                          Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/                                       /s/
Edward J. Richardson, Chairman            Bruce W. Johnson, President,
of the Board, Chief Executive             Chief Operating Officer,
Officer(principle executive               and Director
officer) and Director                     August 27, 1997
August 27, 1997

/s/                                       /s/
William J. Garry, Vice President          Ad Ketelaars, Director
and Chief Financial Officer               August 27, 1997
(principal financial and accounting
officer) and Director
August 27, 1997

/s/                                       /s/
Scott Hodes, Director                     Samuel Rubinovitz, Director
August 27, 1997                           August 27, 1997

/s/                                       /s/
Arnold R. Allen, Director                 Kenneth J. Douglas, Director
August 27, 1997                           August 27, 1997

/s/                                       /s/
Jacques Bouyer, Director                  Harold L. Purkey, Director
August 27, 1997                           August 27, 1997


     The following portions of the Company's Annual Report to Stockholders for the Year Ended May 31, 1997 are incorporated by reference. The page numbers as indicated are the same as the printed copy which was distributed to the shareholders.

Five-Year Financial Review

Statement of Operations Data                                      Year Ended
May 31
(in thousands, except per share amounts)       1997 (1)      1996      1995 (2)
1994 (3)      1993
                                              ----------  ----------  ---------
-  ----------  ----------
Net sales                                     $ 255,139   $ 239,667   $ 208,118
$ 172,094   $ 159,215
Cost of products sold                           187,675     169,123     152,785
151,203     111,620
Selling, general and administrative expenses     62,333      52,974      48,674
41,226      38,070
Other expense, net                                7,856       5,559       4,028
5,874       5,023
                                              ----------  ----------  ---------
-  ----------  ----------
Income (loss) before income taxes
 and extraordinary item                          (2,725)     12,011       2,631
(26,209)      4,502
Income tax provision (benefit)                   (1,720)      3,900         150
(6,400)      1,700
                                              ----------  ----------  ---------
-  ----------  ----------
Income (loss) before extraordinary item          (1,005)      8,111       2,481
(19,809)      2,802
Extraordinary gain (loss), net of tax              (488)         --         527
--          --
                                              ----------  ----------  ---------
-  ----------  ----------
Net income (loss)                             $  (1,493)  $   8,111   $   3,008
$ (19,809)  $   2,802
                                              ==========  ==========
==========  ==========  ==========
Income (loss) per share:
 Before extraordinary item                    $    (.08)  $     .68   $     .21
$   (1.75)  $     .25
 Extraordinary gain (loss), net of tax             (.04)         --         .05
--          --
                                              ----------  ----------  ---------
-  ----------  ----------
  Net income (loss) per share                 $    (.12)  $     .68   $     .26
$   (1.75)  $     .25
                                              ==========  ==========
==========  ==========  ==========
Dividends per common share                    $     .16   $     .16   $     .16
$     .16   $     .16
                                              ==========  ==========
==========  ==========  ==========

Balance Sheet Data                                                      May 31
(dollars in thousands)                           1997        1996        1995
1994        1993
                                              ----------  ----------  ---------
-  ----------  ----------
Receivables                                   $  53,333   $  48,232   $  42,768
$  34,901   $  30,267
Inventories                                      92,194      94,327      81,267
73,863      86,955
Working capital, net                            140,821     133,151     106,235
96,494     103,987
Investments                                       2,152       2,190       7,070
17,836      29,080
Property, plant and equipment, net               17,526      16,054      16,388
16,932      36,242
Total assets                                    192,514     180,158     173,514
179,467     205,043
Long-term debt                                  107,275      92,025      79,647
86,421      98,855
Stockholders' equity                             59,590      62,792      56,154
52,573      75,417



(1) In 1997, the Company recorded special charges for severance and other costs related to a corporate reorganization and a re-evaluation of reserve estimates which increased cost of products sold by $7,200,000 and selling, general and administrative expenses by $3,800,000. Net of tax, these charges reduced income by $6,712,000, or $.56 per share. The Company also recorded an extraordinary loss of $800,000, less a related tax benefit of $312,000, or $.04 per share, on the exchange of certain of the Company's debentures. (See Note B to the Consolidated Financial Statements.)

(2) In 1995, the Company recorded a charge which reduced gross margin by $4,700,000 and net income by $2,300,000, or $.25 per share, for the settlement of a claim related to a 1989 contract. (See Note B to the Consolidated Financial Statements.)

(3) In 1994, cost of products sold included a $26,500,000 provision, of which $21,400,000 was for the disposition of the Company's manufacturing operations in Brive, France, and $5,100,000 for incremental costs related to a provision for the phase-down of domestic manufacturing operations established in 1991. Net of tax, these charges reduced results of operations by $19,500,000, or $1.72 per share.

Management's Discussion and Analysis

Results of Operations

Sales and Gross Margin Analysis

     The Company is a value-added distributor and manufacturer, operating in one industry segment, electronic components. The marketing and sales structure of the Company is organized in four strategic business units (SBUs): Electron Device Group (EDG), Solid State and Components (SSC), Display Products Group
(DPG) and Security Systems Division (SSD). Consolidated sales in fiscal 1997 were a record $255.1 million. Sales by SBU and percent of consolidated sales are presented in the following table:

Sales
(in thousands)            1997       %       1996       %       1995      %
                        --------- -----    --------- -----    --------- -----
 EDG                    $113,700   44.6    $109,925   45.8    $105,454   50.7
 SSC                      74,209   29.1      67,976   28.4      52,409   25.2
 DPG                      29,377   11.5      36,154   15.1      36,502   17.5
 SSD                      37,853   14.8      25,612   10.7      13,753    6.6
                        --------- -----    --------- -----    --------- -----
Consolidated            $255,139  100.0    $239,667  100.0    $208,118  100.0
                        ========= =====    ========= =====    ========= =====

     Gross margin for each SBU and margin as a percent of sales are shown in the following table. Gross margin reflects the distribution product margin less overstock, customer returns and other provisions. Manufacturing variances, warranty provisions, LIFO provisions and miscellaneous costs are included under the caption "other".

Gross Margins
(in thousands)             1997      %        1996      %       1995      %
                        ---------- -----    --------- -----   --------- -----
 EDG                     $ 32,220   28.3    $ 33,416  30.4    $ 30,884   29.3
 SSC                       19,923   26.8      20,840  30.7      16,416   31.3
 DPG                        8,465   28.8      13,156  36.4      12,463   34.1
 SSD                        8,267   21.8       5,425  21.2       3,037   22.1
                        ---------- -----    --------- -----   ---------  ----
   Total                   68,875   27.0      72,837  30.4      62,800   30.2
 Other                     (1,411)           (2,293)           (7,467)
                        ---------- -----    --------- ----    ---------  ----
   Consolidated          $ 67,464   26.4    $ 70,544  29.4    $ 55,333   26.6
                        ========== =====    ========= ====    =========  ====

     On a geographic basis, the Company categorizes its sales by destination:
North America, Europe and Rest of World. Sales by geographic area and percent of consolidated sales follow:

Sales
(in thousands)             1997     %         1996     %         1995     %
                        --------- -----    --------- -----    --------- -----
 North America          $153,221   60.1    $139,743   58.3    $123,508   59.4
 Europe                   55,881   21.9      57,219   23.9      46,071   22.1
 Rest of World            46,037   18.0      42,705   17.8      38,539   18.5
                        --------- -----    --------- -----    --------- -----
   Consolidated         $255,139  100.0    $239,667  100.0    $208,118  100.0
                        ========= =====    ========= =====    ========= =====

     North American sales increased 9.6% in 1997, following a 13.1% increase in 1996. In both years, the sales gains were primarily attributable to SSD, and, to a lesser extent, SSC and EDG. Sales in Europe declined 2.3% in 1997, after a 24.2% increase in 1996. In 1997, significant sales gains by SSD and SSC were more than offset by a 32.6% decline in DPG European sales from the loss of a customer. In 1996, SSD, DPG and SSC all had European sales gains in excess of 50%. Rest of World (ROW) sales increased 7.8% in 1997, following a 10.8% gain in 1996. In both years, the largest ROW sales gains were achieved by SSD and SSC.

     Sales denominated in currencies other than U. S. dollars were 43%, 42%,and 39% of total sales in 1997, 1996 and 1995, respectively. Exchange rate changes reduced foreign sales by an average of 2.9% in 1997 and increased foreign sales by 1.0% in 1996. Gross margin for each geographic area and margin as a percent of sales are shown in the following table.

Gross Margins
(in thousands)            1997     %         1996      %        1995     %
                        -------- -----     --------  -----    -------- -----
 North America          $40,514   26.4     $41,257   29.5     $37,100   30.0
 Europe                  16,194   29.0      19,186   33.5      14,753   32.0
 Rest of World           12,167   26.4      12,394   29.0      10,947   28.4
                        -------- -----     -------- -----     -------- -----
   Total                 68,875   27.0      72,837   30.4      62,800   30.2
 Other                   (1,411)            (2,293)            (7,467)
                        -------- -----     -------- -----     -------- -----
   Consolidated         $67,464   26.4     $70,544   29.4     $55,333   26.6
                        ======== =====     ======== =====     ======== =====

     Sales and gross margin trends are analyzed for each strategic business unit in the following sections.

Electron Device Group

     The vacuum tube industry in which EDG operates is characterized by mature products, the emergence of tube rebuilders, and vigorous price competition. The Company estimates that overall industry sales are declining at a 5% to 6% annual rate. EDG's sales gains of 3.4% in 1997 and 4.2% in 1996 result from a significant increase in market share. Foreign sales have accounted for about 56.5% of EDG's sales in each of the last three years.

     The medical electronics replacement business is a growth segment of the vacuum tube industry. Demand for replacements for x-ray, computed tomography
(CT), medical resonance imaging (MRI) and radiation therapy components is expected to continue its growth in response to the emphasis on controlling rising medical costs. The Company expanded its medical sales force in 1997 and 1996. In addition, in 1996 the Company acquired x-ray tube and image intensifier reloading facilities in the United States and in 1997 established a facility in the Netherlands. Sales in this EDG product line increased 56.5% to $17.5 million in 1997, following a 110% increase in 1996.

     Gross margins were affected in 1997 by the special charge for re-evaluation of overstock provisions, which is described below. Excluding the special charge, gross margins as a percent of sales increased to 30.6% in 1997, compared to 30.4% in 1996 and 29.3% in 1995. Gross margin improvement in 1997 and 1996 resulted from additional focus on pricing policies, emphasis on proprietary product lines and value-added services.

Solid State and Components

     SSC operates in several market segments, including the rapidly growing wireless telecommunications industry. Sales increased 9.2% in 1997 to $74.2 million, following a 29.7% increase in 1996. 1997 sales were adversely impacted by the loss of one major franchise, which resulted in a $9.6 million decline in sales. The Company has been successful in replacing a portion of these sales with products from other vendors and the acquisition of complimentary product lines. Excluding this lost franchise, SSC sales increased 30.5% in 1997. International sales represented 37.6%, 36.3% and 36.2% of SSC's sales in 1997, 1996 and 1995, respectively.

     Gross margins were affected in 1997 by the special charge for re-evaluation of overstock provisions, which is described below. Excluding the special charge, gross margins as a percent of sales were 30.1% in 1997, compared to 30.7% in 1996 and 31.3% in 1995. The gradual decline in margins reflects competitive pricing pressures and change in product mix.

Display Products Group

     DPG sales declined 18.7% in 1997 and 1.0% in 1996. The 1997 sales decline is largely attributable to the loss of a major customer in Europe. Sales in both years were hampered by product shortages, primarily for color CRTs, as glass manufacturers were unable to meet demand. DPG's product mix had been shifting from monochrome to higher-priced color CRTs for several years. This trend was reversed in 1997, as color CRT's represented 15.6% of units sold in 1997, compared to 18.0% in 1996 and 16.0% in 1995. International sales represented 46.1%, 51.4% and 34.9% of DPG's sales in 1997, 1996 and 1995, respectively.

     Gross margins were affected in 1997 by the special charge for re-evaluation of overstock provisions, which is described below. Excluding the special charge, gross margins as a percent of sales were 35.1% in 1997, compared to 36.4% in 1996 and 34.1% in 1995. The margin trend reflects the shift in product mix.

Security Systems Division

     SSD operates in the rapidly expanding security systems market. In February 1997, the Company acquired Burtek Systems Inc. (Burtek), a Canadian security systems distributor, with annual sales of $18 million. The acquisition follows the 1995 domestic expansion of this business when the Company doubled the size of SSD's sales staff. These investments contributed to the 47.8% growth in sales in 1997 and the 86.2% sales growth in 1996. International sales represented 47.7% of SSD's sales in 1997, 38.8% in 1996, and 39.3% in 1995.

     Gross margins were 21.8%, 21.2% and 22.1% of sales in 1997, 1996 and 1995. Inventory turnover rates achieved by SSD are significantly higher than the Company's other SBU's, which mitigates the effect of lower gross margin rates.

Cost of Sales and Gross Margins

     The following table reconciles product margins on distribution activities to gross margins reported in the Statements of Operations:



(% of sales)                            1997         1996         1995
                                      --------     --------     --------
Distribution product margin             29.9 %       31.0 %       30.7 %
Overstock provisions                    (3.0)        (0.1)        (0.5)
Customer returns and scrap              (0.3)        (0.7)        (0.6)
Manufacturing and warranty costs        (0.1)        (0.3)        (0.5)
Claim Settlement                           --           --        (2.2)
Other costs                             (0.1)        (0.5)        (0.3)
                                      --------     --------     --------
  Gross margin                          26.4 %       29.4 %       26.6 %
                                      ========     ========     ========


     Fluctuations in distribution margins primarily reflect the shift in product mix as SSD sales have increased relative to total sales. Distribution margins are also affected by changes in selling prices, product costs, and foreign exchange rate variations. In conjunction with a corporate reorganization and review of operations, and in response to changed market conditions, the Company re-evaluated its reserves for overstock inventory in the third quarter of 1997. As a result of this review, the Company provided a $7.2 million charge to cost of sales. Average selling prices, exclude the effects of foreign currency changes, were unchanged in 1997 and increased 2.4% in 1996.

     In May 1995, the Company paid $4.7 million in return for the release of monetary claims related to a 1989 contract for certain night-vision tubes. This charge was included in cost of sales. The original claim was in excess of $11 million.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses represented 24.4% of sales in 1997, 22.1% in 1996 and 23.4% in 1995. In 1997, selling, general and administrative expenses included a $3.8 million special charge for severance and other costs related to a corporate reorganization. Excluding the special charge, 1997 expenses increased $5.6 million over 1996, reflecting business acquisitions and the expansion of the EDG medical and SSC sales forces. Selling, general and administrative expenses in 1996 increased $4.3 million over 1995 as a result of expansion of the SSC and SSD sales forces, and incentive payments on higher gross margins.

Other (Income) Expense

     Interest expense increased 15% in 1997, primarily due to higher borrowing levels. Investment income declined to $.4 million in 1997 from $1.2 million in 1996 and $1.9 million in 1995 as a result of lower investment levels and lower realized capital gains. Foreign exchange and other expenses primarily reflect changes in the value of the U. S. dollar relative to foreign currencies. A general strengthening of the dollar in fiscal 1997 and, to a lesser extent in 1996, resulted in net foreign exchange losses, while the weakening of the dollar in fiscal 1995 generated exchange gains for the Company.

Income Tax Provision

     The effective tax rates were 63.1% in fiscal 1997, 32.5% in 1996 and 5.7% in 1995. The 1997 rate differs from the statutory rate of 34% due to the utilization of foreign operating losses where no tax benefit was recorded in prior years, the Company's Foreign Sales Corporation benefit on export sales, and state income taxes. The 1995 rate differs from the U. S. statutory rate of 34% as a result of the carryback of a $4.7 million contract settlement to prior years at a 46% statutory rate. The large fluctuations in the effective tax rate in 1997 and 1995 reflect the magnitude of the tax preference items in relation to the net income or loss for the year.

Net Income (Loss) and per Share Data

     The comparability of net income (loss) and net income (loss) per share for 1997, 1996 and 1995 is affected by several unusual charges. In 1997, the special charge for severance and other costs related to a corporate reorganization and the re-evaluation of certain reserves reduced net income by $6.7 million, or $.56 per share. In addition, the extraordinary loss resulting from the exchange of bonds reduced net income by $.5 million, or $.04 per share. In 1995, the settlement of a 1989 contract dispute resulted in a net reduction in earnings of $2.3 million, or $.25 per share.

Financial Condition

Liquidity

     Liquidity is provided by the operating activities of the Company, adjusted for non-cash items, and is reduced by working capital requirements, debt service, dividends and capital acquisitions. Cash provided by (used in) operations was $3.6 million in fiscal 1997, $(7.9) million in 1996 and $(6.7) million in 1995. Substantial investments in working capital to support rising sales were made in each year; $7.3 million, $22.0 million and $14.6 million in 1997, 1996 and 1995, respectively. Accounts receivable increases in each year reflect increases in sales levels. Inventory levels were held constant in 1997, in spite of higher sales, after large investments made in 1996 and 1995.

     The Company's market niche as a distributor of electron tubes and semiconductors for replacement results in relatively high levels of inventory due to the nature of the product carried and the markets served. Many of these products represent trailing-edge technology which may not be available from other sources, and may not be currently manufactured. Also, in many cases, the products are components of production equipment for which immediate availability is critical to the customer. Other working capital requirements in 1995 included $6.3 million for severance and other payments related to the phase-down of manufacturing operations.

     The Company has net operating loss carryforwards of $14.5 million for
U. S. federal and state tax purposes, which may reduce cash outflows in future years. Current earnings levels, excluding the special charges in 1997, are sufficient to realize these carryforwards before they expire.

     The Company has proposed a plan to the Illinois Environmental Protection Agency to monitor and process soil and groundwater at the LaFox facility. Contamination is believed to have resulted from practices previously employed at the site. The present value of the estimated future remediation costs is $.7 million, and is included in accrued liabilities.

Financing

     In the first quarter of fiscal 1997, the Company amended its $25 million senior revolving credit note agreement due November 30, 1998 to increase the credit line to $35 million. The loan bears interest at prime or 100 basis points over the London Inter- Bank Offered Rate (LIBOR), at the Company's option. Net new borrowings under this line in 1997 were $9.1 million, primarily for business acquisitions and working capital requirements. $4.7 million remains available under this line at May 31, 1997 for future requirements.

     On February 15, 1997, the Company exchanged $40.0 million of new 8 1/4% convertible debentures for an equivalent face value of its outstanding 7 1/4% convertible debentures (See Note F). The principal purpose of the exchange was to improve the Company's future liquidity and capital position by refinancing a sufficient number of the debentures to eliminate sinking fund requirements until December 15, 2004.

     To complete the acquisition of Burtek, a subsidiary of the Company entered into a revolving credit agreement and term loan aggregating $6.0 million with an affiliate of the Company's primary bank. The loan is guaranteed by the Company, bears interest at the Canadian prime rate and matures in November 1998.

     In connection with the Company's outstanding convertible debentures, certain restrictions relate to the purchase of treasury stock and the payment of cash dividends. At May 31, 1997, $18.3 million was free of such restrictions. Annual dividend payments approximate $1.9 million. The policy regarding payment of dividends is reviewed periodically by the Board of Directors in light of the Company's operating needs and capital structure.

Investments

     At May 31, 1997, the market value of the Company's non-current investment portfolio was $2.2 million. Included in the portfolio are high-yield investments for which management periodically evaluates the associated market risk. The investments are being maintained for corporate purposes which may include short-term operating needs and strategic acquisitions of product lines or businesses. Cash reserves, investments, funds from operations and credit lines are expected to be adequate to meet the operational needs and future dividends of the Company.

     Several business acquisitions were made in fiscal 1997. In October 1996, the SSC business unit acquired Compucon Distributors, Inc., a distributor of interconnect devices operating in the northeastern United States with annual sales of $8 million. In February, 1997, the SSD unit acquired Burtek, a security systems distributor operating in Canada with annual sales of $18 million. The Company also acquired two smaller companies operating in the wireless communications and diagnostic medical imaging markets, respectively. Investing activities in 1996 included the acquisition of a medical x-ray tube reloading facility.

Currency Fluctuations

     The Company's foreign denominated assets and liabilities are cash, accounts receivable, inventory and accounts payable, primarily in member countries of the European community, and, to a lesser extent, in Canada, Singapore, Japan and Latin America. The Company monitors its foreign exchange exposures and may enter into forward contracts to hedge significant transactions. A portion of the $35 million senior revolving credit note agreement may be denominated in foreign currencies, at the Company's discretion. Other tools which may be used to manage foreign exchange exposures include the use of currency clauses in sales contracts and the use of local debt to offset asset exposures.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of
1995

     Except for the historical information contained herein, the matters discussed in this Annual Report (including the Annual Report on Form 10-K) are forward-looking statements relating to future events which involve certain risks and uncertainties, including those identified herein and in the Annual Report on Form 10-K.

Consolidated Balance Sheets
                                                            May 31
(in thousands)                                         1997       1996
                                                     ---------  ---------
Assets
Current assets
 Cash and equivalents                                $ 10,012   $  6,784
 Receivables, less allowance of $2,102 and $1,461      53,333     48,232
 Inventories                                           92,194     94,327
 Other                                                 10,497      8,062
                                                     ---------  ---------
   Total current assets                               166,036    157,405

Investments                                             2,152      2,190
Property, plant and equipment, net                     17,526     16,054
Other assets                                            6,800      4,509
                                                     ---------  ---------
   Total assets                                      $192,514   $180,158
                                                     =========  =========
Liabilities and stockholders' equity
Current liabilities
 Accounts payable                                    $ 12,766   $ 14,503
 Accrued liabilities                                   12,449      9,751
                                                     ---------  ---------
   Total current liabilities                           25,215     24,254
Long-term debt                                        107,275     92,025
Deferred income taxes                                     434      1,087
                                                     ---------  ---------
   Total liabilities                                  132,924    117,366

Stockholders' equity
 Common Stock, $.05 par value                             437        428
 Class B Common Stock, convertible, $.05 par value        162        162
 Preferred Stock, $1.00 par value                        --         --
 Additional paid-in capital                            53,512     52,185
 Retained earnings                                      9,082     12,430
 Foreign currency translation adjustment               (3,603)    (2,413)
                                                     ---------  ---------
   Total stockholders' equity                          59,590     62,792
                                                     ---------  ---------
   Total liabilities and stockholders' equity        $192,514   $180,158
                                                     =========  =========
See notes to consolidated financial statements.

Consolidated Statements of Operations
                                                Year Ended May 31
(in thousands, except per share amounts)    1997       1996       1995
                                          ---------  ---------  ---------
Net sales                                 $255,139   $239,667   $208,118
Costs and expenses:
 Cost of products sold                     187,675    169,123    152,785
 Selling, general and administrative
   expenses                                 62,333     52,974     48,674
                                          ---------  ---------  ---------
                                           250,008    222,097    201,459
                                          ---------  ---------  ---------
   Operating income                          5,131     17,570      6,659
Other (income) expense:
 Interest expense                            7,622      6,624      6,473
 Investment income                            (392)    (1,238)    (1,863)
 Foreign exchange and other                    626        173       (582)
                                          ---------  ---------  ---------
                                             7,856      5,559      4,028
                                          ---------  ---------  ---------
   Income (loss) before income taxes
      and extraordinary item                (2,725)    12,011      2,631
Income tax provision (benefit)              (1,720)     3,900        150
                                          ---------  ---------  ---------
   Income (loss) before extraordinary item  (1,005)     8,111      2,481

Extraordinary gain (loss), net of tax         (488)        --        527
                                          ---------  ---------  ---------
   Net income (loss)                      $ (1,493)  $  8,111   $  3,008
                                          =========  =========  =========
Income (loss) per share:
  Before extraordinary item               $   (.08)  $    .68   $    .21
  Extraordinary gain (loss), net of tax       (.04)        --        .05
                                          ---------  ---------  ---------
   Net income (loss) per share            $   (.12)  $    .68   $    .26
                                          =========  =========  =========
Average shares outstanding                  11,892     12,002     11,566
                                          =========  =========  =========
Dividends per common share                $    .16   $    .16   $    .16
                                          =========  =========  =========
See notes to consolidated  financial statements.

Consolidated Statements of Cash Flows
                                                 Year Ended May 31
(in thousands)                              1997       1996       1995
                                          ---------  ---------  ---------
Operating Activities:
Net income (loss)                         $ (1,493)  $  8,111   $  3,008
Adjustments to reconcile net income
 (loss) to cash provided by (used in)
 operating activities:
  Special charges                           11,000         -          -
  Depreciation                               2,627      2,709      2,669
  Amortization of intangibles and
   financing costs                           1,318        360        427
  Deferred income taxes                     (3,305)     2,338      1,310
  Stock contribution to employee
   ownership plan                              800        500        500
                                          ---------  ---------  ---------
   Net adjustments                          12,440      5,907      4,906
                                          ---------  ---------  ---------
Changes in working capital, net of
 currency translation effects and
 business acquisitions:
  Receivables                               (4,277)    (5,310)    (7,215)
  Inventories                                  406    (12,920)    (5,600)
  Other current assets                         253      1,567       (429)
  Accounts payable                          (3,719)    (3,448)     5,079
  Accrued liabilities                           28     (1,843)    (6,437)
                                          ---------  ---------  ---------
   Net changes in working capital           (7,309)   (21,954)   (14,602)
                                          ---------  ---------  ---------
   Net cash provided by (used in)
     operating activities                    3,638     (7,936)    (6,688)
                                          ---------  ---------  ---------
Financing Activities:
 Proceeds from borrowings                   57,890     22,200      8,000
 Payments on debt                          (42,640)   (19,679)    (6,784)
 Proceeds from sale of common stock            536      1,713        145
 Cash dividends                             (1,855)    (1,822)    (1,779)
                                          ---------  ---------  ---------
   Net cash provided by (used in)
    financing activities                    13,931      2,412       (418)
                                          ---------  ---------  ---------
Investing Activities:
 Business acquisition                       (9,902)    (1,450)        -
 Capital expenditures                       (4,004)    (2,352)    (2,703)
 Sales of investments                        3,582     11,425     22,118
 Purchases of investments                   (3,613)    (6,660)   (11,335)
 Other                                        (404)       194        438
                                          ---------  ---------  ---------
   Net cash provided by (used in)
    investing activities                   (14,341)     1,157      8,518
                                          ---------  ---------  ---------
   Increase (decrease) in cash and
    equivalents                              3,228     (4,367)     1,412

Cash and equivalents at beginning
 of year                                     6,784     11,151      9,739
                                          ---------  ---------  ---------
   Cash and equivalents at end of year    $ 10,012   $  6,784   $ 11,151
                                          =========  =========  =========
See notes to consolidated financial statements.

Consolidated Statements of Stockholders' Equity
                               Shares Issued
                              ---------------               Additional
(shares and dollars                      Class B     Par     Paid-in  Retained   Foreign
   in thousands)               Common    Common     Value    Capital  Earnings  Currency    Total
                              --------  --------  --------  --------  --------  --------  --------
Balance June 1, 1994             8,056     3,248  $    565  $ 49,352  $  4,912  $ (2,256) $ 52,573
Shares contributed to ESOP         133        --         7       493        --        --       500
Shares issued under ESPP
  and stock option plan             35        --         1       144        --        --       145
Conversion of Class B shares
  to common shares                   1        (1)       --        --        --        --        --
Dividends                           --        --        --        --    (1,779)       --    (1,779)
Currency translation                --        --        --        --        --     1,707     1,707
Net income                          --        --        --        --     3,008        --     3,008
                              --------  --------  --------  --------  --------  --------  --------
Balance May 31, 1995             8,225     3,247       573    49,989     6,141      (549)   56,154
Shares contributed to ESOP          69        --         3       497        --        --       500
Shares issued under ESPP
  and stock option plan            265        --        14     1,699        --        --     1,713
Conversion of Class B shares
  to common shares                   3        (3)       --        --        --        --        --
Dividends                           --        --        --        --    (1,822)       --    (1,822)
Currency translation                --        --        --        --        --    (1,864)   (1,864)
Net income                          --        --        --        --     8,111        --     8,111
                              --------  --------  --------  --------  --------  --------  --------
Balance May 31, 1996             8,562     3,244       590    52,185    12,430    (2,413)   62,792
Shares contributed to ESOP          84        --         5       795        --        --       800
Shares issued under ESPP
  and stock option plan             74        --         4       532        --        --       536
Conversion of Class B shares
  to common shares                   1        (1)       --        --        --        --        --
Dividends                           --        --        --        --    (1,855)       --    (1,855)
Currency translation                --        --        --        --        --    (1,190)   (1,190)
Net loss                            --        --        --        --    (1,493)       --    (1,493)
                              --------  --------  --------  --------  --------  --------  --------
Balance May 31, 1997             8,721     3,243  $    599  $ 53,512  $  9,082  $ (3,603) $ 59,590
                              ========  ========  ========  ========  ========  ========  ========

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements


Note A -- Significant Accounting Policies

Principles of Consolidation: The consolidated financial statements include the accounts and operations of the Company and its subsidiaries. All significant intercompany transactions are eliminated.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents: The Company considers short-term investments that have a maturity of three months or less, when purchased, to be cash equivalents. The carrying amounts reported in the balance sheet for cash and equivalents approximate the fair market value of these assets.

Inventories: Inventories are stated at the lower of cost or market. Inventory costs determined using the last-in, first-out (LIFO) method represent 78% of total inventories at May 31, 1997 and 84% at May 31, 1996. For the remaining inventories, cost is determined on the first-in, first-out (FIFO) method. If the FIFO method had been used for all inventories, the cost of inventories would have been increased by $4,742,000 at May 31, 1997 and $5,707,000 at May 31, 1996. However, as a result of the increase in overstock reserves recorded in 1997, the LIFO carrying value of all inventories approximated market value at May 31, 1997. Substantially all inventories represent finished goods held for sale.

Property, Plant and Equipment: Property, plant and equipment are stated at cost. Provisions for depreciation are computed principally using the straight-line method for financial reporting purposes. Property, plant and equipment consist of the following:


                                                    May 31
(in thousands)                                  1997       1996
                                              --------   --------
Land and improvements                         $ 2,620    $ 2,624
Buildings and improvements                     18,251     18,052
Machinery and equipment                        25,098     22,020
                                              --------   --------
   Property at cost                            45,969     42,696
Accumulated depreciation                      (28,443)   (26,642)
                                              --------   --------
   Property, net                              $17,526    $16,054
                                              ========   ========

Foreign Currency Translation: Foreign currency transactions and financial statements are translated into U. S. dollars at current rates, except that revenues, costs and expenses are translated at average rates during each reporting period. Gains and losses resulting from foreign currency transactions are included in income currently. Foreign currency transaction gains (losses) reflected in operations were $(563,000), $(228,000), and $316,000 in 1997, 1996, and 1995, respectively. Gains and losses resulting from translation of foreign subsidiary financial statements are credited or charged directly to a separate component of shareholders' equity.

Revenue Recognition: Revenues are recorded upon shipment.

Income Taxes: Deferred tax assets and liabilities are established for differences between financial reporting and tax accounting of assets and liabilities and are measured using the marginal tax rates.

Stock-Based Compensation: The Company accounts for its stock option plans in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Financial Accounting Standards Board issued Statement (SFAS) No. 123 "Accounting for Stock-Based Compensation", which requires estimation of the fair value of options granted to employees. As permitted by SFAS No. 123, the Company has elected to present this estimated fair value information in Note I, and to continue to apply APB Opinion No. 25 for the determination of compensation expense.

Earnings per Share: Earnings per share are based on the weighted average number of Common and Class B Common shares outstanding and share equivalents that would arise from the exercise of stock options. The Company's outstanding convertible debentures were not included as share equivalents because the effect of conversion would be anti-dilutive.

     The Financial Accounting Standards Board has issued SFAS No. 128 "Earnings per Share", which sets new guidelines for the calculation and presentation of earnings per share data, but prohibits use of the new guidelines prior to December 15, 1997. The purpose of the new rule is to make reporting in the United States consistent with international practices. Under SFAS No. 128, net income per share as currently reported would be replaced by two amounts: basic earnings per share, which excludes all common stock equivalents, and diluted earnings per share, which includes all dilutive common stock equivalents. Amounts computed using these guidelines do not differ significantly from the currently reported amounts.

Reclassifications: Certain amounts in the 1995 and 1996 financial statements have been reclassified to conform to the 1997 presentation.

Note B -- Special Charges and Extraordinary Items

     In the third quarter of fiscal 1997, the Company re-evaluated its reserve estimates in light of changed market conditions and provided for severance and other costs associated with a Corporate reorganization. Inventory reserve adjustments of $7,200,000 were included in cost of sales, and provisions for accounts receivable, severance and other costs of $3,800,000 were included in selling, general and administrative expense. Collectively, these charges amounted to $11,000,000 pre-tax or $6,712,000, net of tax, reducing earnings per share by $.56.

     Also in the third quarter of fiscal 1997, the Company recorded an $800,000 extraordinary charge for the write-off of unamortized debt issuance costs associated with the Company's 7 1/4% convertible subordinated debentures, which were exchanged for a new issue (See Note F). Net of tax, the charge was $488,000, or $.04 per share.

     In 1995 the Company paid $4,700,000 to the U. S. Government in return for a release of monetary claims in connection with a contract completed in 1989. Also during fiscal 1995, the Company repurchased $4,910,000 at face value of its 7 1/4% convertible debentures for $3,956,000. Net of unamortized deferred financing costs of $90,000, and income taxes of $337,000, an extraordinary gain of $527,000 was recorded.

Note C -- Acquisitions

     Several business acquisitions were made in fiscal 1997. In October 1996, the SSC business unit acquired Compucon Distributors, Inc., a distributor of interconnect devices operating in the northeastern United States. In February 1997, the SSD unit acquired Burtek Systems, Inc., a security systems distributor operating in Canada with annual sales of $18,000,000. The Company also acquired two smaller companies operating in the wireless communications and diagnostic medical imaging markets, respectively.

     Each of the acquisitions was accounted for by the purchase method, and accordingly, their results of operations are included in the consolidated statements of operations from the respective dates of acquisition. The impact of these acquisitions on results of operations was not significant and would not have been significant if they had been included for the entire year.

Note D -- Marketing Agreements

     The Company is party to several marketing distribution agreements with various manufacturers in the electron tube and semiconductor businesses. The most significant is a distribution agreement with Communications and Power Industries, Inc., formerly the Electron Device Group of Varian Associates, Inc. Product sales under this distribution agreement accounted for 13%, 15%, and 17%, of net sales in fiscal 1997, 1996, and 1995, respectively.

     As part of the divestiture of the Company's Brive, France, manufacturing operations in 1994, the Company entered into a supply agreement with Covimag,
S. A., the corporation created by the local management group to continue operating the Brive facility. Under this agreement, the Company must purchase electron tubes valued at approximately $11,000,000 per year through calendar 1997. Under a successor agreement, the Company will negotiate a purchase commitment on an annual basis.

Note E -- Investments

     SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" requires investments to be classified as trading, available-for-sale or held-to-maturity. Management has determined these investments are properly classified as available-for-sale. The investment portfolio at May 31, 1997 and 1996 is stated at fair value based on quoted market prices or dealers' quotes and consists of securities available-for-sale, as follows. All of the bonds held by the Company have a maturity of one year or less.

                                          Gross       Gross    Estimated
                                        Unrealized  Unrealized   Fair
(in thousands)                 Cost       Gains      Losses     Value
                             --------   --------    --------   --------
At May 31, 1997:
  Equity securities          $ 1,766    $   206     $  (190)   $ 1,782
  Bonds                          370          -           -        370
                             --------   --------    --------   --------
     Total investments       $ 2,136    $   206     $  (190)   $ 2,152
                             ========   ========    ========   ========
At May 31, 1996:
  Equity securities          $ 1,571    $   174     $   (29)   $ 1,716
  Bonds                          510          -         (36)       474
                             --------   --------    --------   --------
     Total investments       $ 2,081    $   174     $   (65)   $ 2,190
                             ========   ========    ========   ========


     Interest and dividend income are accrued as earned. Gains and losses are recognized in income on the investment portfolio when securities are sold or to reflect a decline in market value estimated by management to be of a permanent nature. Investment income includes capital gains of $47,000 in 1997, $1,121,000 in 1996 and $1,205,000 in 1995. Of these amounts, sales of equity securities generated gains of $30,000 , $1,079,000 and $1,044,000, respectively.

Note F -- Debt Financing

     Long-term debt consists of the following:

                                                          May 31
(in thousands)                                        1997       1996
                                                   ---------  ---------
8 1/4% Convertible debentures due June, 2006       $ 40,000   $      -
7 1/4% Convertible debentures due
   December, 2006                                    30,825     70,825
Floating-rate bank term loan due
   November, 1998 (6.6% at May 31, 1997)             30,332     21,200
Revolving credit and term loan due
   November, 1998 (4.6% at May 31, 1997)              5,704          -
Other                                                   414          -
                                                   ---------  ---------
   Long-term debt                                  $107,275   $ 92,025
                                                   =========  =========

     On February 15, 1997, the Company exchanged $40,000,000 of new 8 1/4% convertible debentures for an equivalent face value of its outstanding 7 1/4% convertible debentures. The new debentures are payable at maturity in June, 2006, and are convertible to common stock at $18.00 per share. The principal purpose of the exchange was to improve the Company's future liquidity and capital position by refinancing a sufficient number of the 7 1/4% convertible debentures to eliminate sinking fund requirements until December 15, 2004. The

8 1/4% convertible debentures are subordinated to senior debt.

     The 7 1/4% convertible debentures are unsecured and subordinated to other long-term debt, including the 8 1/4% convertible debentures. Each $1,000 debenture is convertible into the Company's Common Stock at any time prior to maturity at $21.14 per share. The Company is required to make sinking fund payments of $3,850,000 in 2004 and $6,225,000 in 2005.

     The debenture agreements restrict the use of retained earnings for the payment of dividends or purchase of treasury stock. As of May 31, 1997, $18,252,000 was free of such restrictions.

     In November 1995, the Company entered into a $25,000,000 senior revolving credit note agreement due November 1998. Subsequent amendments have increased this line to $35,000,000. Financial covenants under the agreement set benchmark levels for tangible net worth, debt to tangible net worth ratio and annual debt service coverage. The loan bears interest at prime or 100 basis points over LIBOR, at the Company's option.

     To complete the acquisition of Burtek, a subsidiary of the Company entered into a revolving credit and term loan agreement aggregating $6,000,000 with a Canadian affiliate of the Company's primary bank. The loan is guaranteed by the Company, bears interest at the Canadian prime rate and matures in November 1998.

     During the next five years, maturities of debt are limited to $36,450,000 in 1999. Cash payments for interest were $7,463,000, $6,445,000, and $6,506,000 in 1997, 1996, and 1995, respectively.

     In the following table, the fair values of the Company's 7 1/4% and 8 1/4% convertible debentures are based on quoted market prices. However, trading in the Company's bonds is infrequent amd therefore, quoted market prices may not be indicative of the fair market value of the entire issue. The fair values of the bank term loans are based on carrying value, adjusted for market interest rate changes.


(in thousands)                          1997                1996
                                 -------------------  -------------------
                                 Carrying    Fair     Carrying    Fair
                                   Value     Value      Value     Value
                                 --------- ---------  --------- ---------
8 1/4% Convertible
   debentures                    $ 40,000  $ 31,800   $      -  $      -
7 1/4% Convertible
   debentures                      30,825    24,044     70,825    59,847

Floating-rate bank term loan       30,332    30,330     21,200    21,200
Revolving credit and term loan      5,704     5,704          -         -
Other                                 414       414          -         -
                                 --------- ---------  --------- ---------
   Total                         $107,275  $ 92,292   $ 92,025  $ 81,047
                                 ========= =========  ========= =========


Note G -- Income Taxes
     The components of income (loss) before income taxes and extraordinary item are:

(in thousands)                        1997      1996      1995
                                    --------  --------  --------
United States                       $(4,558)  $ 9,954   $   781
Foreign                               1,833     2,057     1,850
                                    --------  --------  --------
      Income (loss) before taxes
         and extraordinary item     $(2,725)  $12,011   $ 2,631
                                    ========  ========  ========


     The provision (credit) for income taxes differs from income taxes computed at the federal statutory tax rate of 34% as a result of the following items:

                                            1997      1996      1995
                                           ------    ------    ------
Federal statutory rate                     34.0 %    34.0 %    34.0 %
Effect of:
   State income taxes, net of
      federal tax benefit                  11.3       3.5      (1.4)
   FSC benefit on export sales             12.3      (3.2)    (10.4)
   Realization of tax benefit on
     prior years' foreign losses           14.7      (2.5)         -
   Non-deductible foreign losses           (7.5)         -      6.8
   Claim settlement taxed at 46%
      carry back year statutory rate           -         -    (22.8)
   Other                                   (1.7)      0.7      (0.5)
                                           ------    ------    ------
Effective tax rate                         63.1 %    32.5 %     5.7 %
                                           ======    ======    ======


     In 1995, due to the timing and nature of a claim settlement (see Note B), the Company utilized a ten-year carryback provision permitted by the Internal Revenue Service.

     In 1994, the Company recorded a provision of $21,400,000 for the disposition of its Brive, France manufacturing facility. Tax benefits of $8,000,000 will be realized if the disposition of these French operations is treated as an ordinary loss for U. S. federal tax purposes. A tax benefit of $5,000,000 was recorded in 1994 based upon alternative tax strategies. The Company's U. S. federal tax return has been examined for 1994 and submitted to the Congressional Joint Committee recommending no change to the Company's ordinary loss position on this issue.

     The provisions (credits) for income taxes before extraordinary item consist of the following:

(in thousands)                              1997      1996      1995
Currently payable:                        --------  --------  --------
   Federal                                $   299   $ 1,158   $(1,930)
   State                                        -       139      (150)
   Foreign                                    609       274     1,250
                                          --------  --------  --------
      Total currently payable                 908     1,571      (830)
Deferred:
   Federal                                 (2,626)    1,806     1,386
   State                                     (441)      498        93
   Foreign                                    439        25      (499)
                                          --------  --------  --------
      Total deferred                       (2,628)    2,329       980
                                          --------  --------  --------
Income tax provision (benefit)            $(1,720)  $ 3,900   $   150
                                          ========  ========  ========

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Non-current deferred tax assets and liabilities are offset on the balance sheet within tax jurisdictions. Significant components of the Company's deferred tax assets and liabilities as of May 31, 1997 and 1996 are as follows:


                                       Balance sheet presentation
                                       --------------------------
                                           Current    Noncurrent
(in thousands)                            Asset (1)   Liability
                                          ---------   ---------
At May 31, 1997:
Deferred tax assets:
   Operating loss carryforward            $      -    $  1,778
   Intercompany profit in inventory          1,422           -
   Inventory valuation                       6,312           -
   Environmental and other reserves              -       1,368
   Other, net                                   14           -
                                          ---------   ---------
      Deferred tax assets                    7,748       3,146
Deferred tax liabilities:
   Accelerated depreciation                      -      (3,516)
   Other, net                                    -         (64)
                                          ---------   ---------
      Net deferred tax                    $  7,748    $   (434)
                                          =========   =========
At May 31, 1996:
Deferred tax assets:
   Operating loss carryforward            $      -    $  1,440
   Intercompany profit in inventory          1,611           -
   Inventory valuation                       3,462           -
   Environmental and other reserves              -         600
   Other, net                                   17         271
                                          ---------   ---------
      Deferred tax assets                    5,090       2,311
Deferred tax liabilities:
   Accelerated depreciation                      -      (3,398)
                                          ---------   ---------
      Net deferred tax                    $  5,090    $ (1,087)
                                          =========   =========
(1) Included in other current assets on the balance sheet


     Operating loss carryforwards of $14,483,000 for U. S. tax purposes expire in 2009 and 2010. Net income taxes paid (refunds received) were $523,000, $(1,112,000), and $(361,000) in 1997, 1996, and 1995, respectively.

Note H -- Accrued Liabilities

     Accrued liabilities consist of the following:


                                          May 31
(in thousands)                        1997      1996
                                    --------  --------
Compensation and payroll taxes      $ 4,320   $ 3,558
Interest                              2,849     2,690
Income taxes                            712       314
Other accrued expenses                4,568     3,189
                                    --------  --------
   Accrued liabilities              $12,449   $ 9,751
                                    ========  ========

Note I -- Stockholders' Equity

     The Company has authorized 30,000,000 shares of Common Stock, 10,000,000 shares of Class B Common Stock, and 5,000,000 shares of Preferred Stock. The Class B Common Stock has ten votes per share and generally votes together with the Common Stock. The Class B Common Stock has transferability restrictions; however, it may be converted into Common Stock on a share-for-share basis at any time. With respect to dividends and distributions, shares of common stock and Class B common stock rank equally and have the same rights, except that Class B common stock is limited to 90% of the amount of common stock cash dividends.

     Total common stock issued and outstanding at May 31, 1997 was 8,721,315 shares. An additional 9,387,743 shares of common stock have been reserved for future issuance under the Employee Stock Purchase and Option Plans and potential conversion of the convertible debentures and Class B Common Stock.

     The Employee Stock Purchase Plan (ESPP) provides substantially all employees an opportunity to purchase common stock of the Company at 85% of the stock price at the beginning of the year or the end of the year, whichever is lower. The plan has reserved 120,687 shares for future issuance.

     The Employees' 1996 Incentive Compensation Plan authorizes the issuance of up to 800,000 shares as incentive stock options, non-qualified stock options or stock awards. Under this plan and predecessor plans, 1,939,005 shares are reserved for future issuance. The Plan authorizes the granting of incentive stock options at the fair market value at the date of grant. Generally, these options become exercisable over staggered periods and expire up to ten years from the date of grant.

     Under the 1996 Stock Option Plan for Non-Employee Directors and a predecessor plan, 400,000 shares have been reserved for future issuance relating to stock options exercisable based on the passage of time. Each option is exercisable over a period from its date of grant at the market value on the grant date and expires after ten years.

     The Company applies APB Opinion No. 25 and related interpretations in accounting for its option plans. Accordingly, no compensation expense has been recognized for the Company's option plans in the accompanying Consolidated Statement of Operations. Applying SFAS No. 123 requires the calculation of the fair value of options at the date of grant using certain assumptions. The fair value of options granted was $3.17 in 1997 and $2.81 in 1996. In addition, the option value of shares offered under the ESPP was $1.50 in 1997 and $1.14 in 1996. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants: $.16 annual dividend rate, expected annual standard deviation of stock price of 40%, risk free interest rate of 5.2% in 1997 and 5.6% in 1996, and weighted average expected life of 6 years. Had compensation expense for the Company's option plans and stock purchase plan been determined consistent with SFAS No. 123, the Company's net income (loss) and net income
(loss) per share would have been as follows:

                              As Reported         Pro Forma
                           ----------------   ----------------
                           Net Income  per    Net Income  per
                             (Loss)   Share     (Loss)   Share
                           ---------  ------  --------- -------
Fiscal 1997                $ (1,493)  $(.12)  $ (1,800) $ (.15)
Fiscal 1996                   8,111    0.68      7,977    0.66


     The effect of applying SFAS No. 123 in this pro forma disclosure is not indicative of the effects on future years, because SFAS No. 123 does not apply to grants issued prior to fiscal 1996.

     A summary of the share activity and weighted average exercise prices for the Company's option plans is as follows:

                                        Outstanding           Exercisable
                                      Shares    Price       Shares    Price
                                    ----------  -----      ---------  -----
At June 1, 1994                     1,104,111   $8.00       544,137   $8.44
Granted                               296,100    4.02
Exercised                              (9,000)   3.88
Cancelled                             (57,918)  11.45
                                    ----------
At May 31, 1995                     1,333,293    6.99     1,055,499    7.02
Granted                               263,450    7.40
Exercised                            (245,141)   5.71
Cancelled                             (99,758)   9.91
                                    ----------
At May 31, 1996                     1,251,844    7.10       855,404    7.16
Granted                               285,800    8.00
Exercised                             (33,030)   4.82
Cancelled                             (15,812)   7.72
                                    ----------
At May 31, 1997                     1,488,802    7.31       936,112    7.21
                                    ==========

     The following table summarizes information about stock options outstanding as of May 31, 1997:

                             Outstanding                  Exercisable
      Exercise         ----------------------       ----------------------
    Price Range         Shares    Price  Life        Shares   Price  Life
 ----------------      ---------- ------- ----      --------- ------- ----
$ 3.75  to  $5.25        181,826  $ 4.16   7.1       135,826  $ 4.03   7.1
$ 6.00  to  $7.50        563,360    6.66   6.5       371,080    6.41   5.7
$ 8.00  to  $8.125       650,053    8.02   6.8       351,643    8.04   4.8
$10.813 to $12.95         93,563   12.45   5.6        77,563   12.79   4.9
                       ---------                    --------
        Total          1,488,802    7.31   6.7       936,112    7.21   5.5
                       =========                    ========

Note J -- Employee Retirement Plans

     The Company's domestic employee retirement plans consist of a profit sharing plan and a stock ownership plan (ESOP). Annual contributions in cash or Company stock are made at the discretion of the Board of Directors. In addition, the profit sharing plan has a 401(k) provision whereby the Company matches 50% of employee contributions up to 4% of base pay. Charges to expense for discretionary and matching contributions to these plans were $992,000 in 1997, $1,075,000 in 1996 and $745,000 in 1995. Stock contributions to the ESOP were $800,000, $500,000 and $500,000 in 1997, 1996 and 1995, respectively, based on the stock price at the date contributed. Shares are included in the calculation of earnings per share, and dividends are paid to the ESOP from the date the shares are contributed. Foreign employees are covered by a variety of primarily government mandated programs.

Note K -- Industry and Market Information

     The Company operates in one industry as a distributor of electronic components, including vacuum tubes, semiconductors and other products. The Company invoices its customers and ships from two primary geographic locations:
North America (which services the U. S., Canada, Latin America, and the Far
East) and Europe.

  (in thousands)                         1997         1996         1995
Sales:                                 ---------    ---------    ---------
   North America                       $223,277     $211,912     $186,103
   Less intersegment transfers           18,728       21,778       15,316
                                       ---------    ---------    ---------
      To unaffiliated customers         204,549      190,134      170,787
                                       ---------    ---------    ---------
   Europe                                54,946       51,987       49,244
   Less intersegment transfers            4,356        2,454       11,913
                                       ---------    ---------    ---------
      To unaffiliate customers           50,590       49,533       37,331
                                       ---------    ---------    ---------
            Consolidated               $255,139     $239,667     $208,118
                                       =========    =========    =========
Operating income:
   North America                       $  1,999     $ 13,040     $  6,187
   Europe                                 4,949        6,263        1,984
   Corporate expense                     (1,817)      (1,733)      (1,512)
                                       ---------    ---------    ---------
      Consolidated                     $  5,131     $ 17,570     $  6,659
                                       =========    =========    =========
Identifiable assets:
   North America                       $148,026     $143,536     $142,031
   Europe                                34,905       32,794       21,653
   Corporate assets                       9,583        3,828        9,830
                                       ---------    ---------    ---------
      Consolidated                     $192,514     $180,158     $173,514
                                       =========    =========    =========


     Intersegment transfers originate mainly from the United States or Europe and are accounted for on an "arm's length" basis with profits eliminated in consolidation. Export sales shipped directly from the United States were $36,325,000 in 1997, $37,913,000 in 1996, and $38,653,000 in 1995.

     Operating income was reduced by $11,000,000 in North America in 1997 for valuation reserve adjustments, severance and other costs and by $4,700,000 in North America in 1995 for the payment of a claim settlement, as described in Note B. Corporate assets consist primarily of cash and investments.

     The Company sells its products to companies in diversified industries and performs periodic credit evaluations of its customers' financial condition. Terms are generally on open account, payable net 30 days in North America and Latin America, and vary throughout Europe and the Far East. Estimates of credit losses are recorded in the financial statements based on periodic reviews of outstanding accounts and actual losses have been consistently within management's estimates.

     Sales by product line and by geographic destination are summarized in Management's Discussion and Analysis.

Note L - Litigation

     On June 19, 1990, the Company was served with a complaint in "Panache Broadcasting of Pennsylvania, Inc. v. Richardson Electronics, Ltd.; Varian Associates, Inc.; and Varian Supply Company (VASCO - a joint venture between the Company and Varian Associates, Inc.)", in U. S. District Court for the Eastern Division of Pennsylvania alleging violations of Sections 1 and 2 of the Sherman Act and Section 7 of the Clayton Act. This action purports to be a class action on behalf of all persons and businesses in the U. S. "who purchased electron power tubes from one or more of the defendant corporations at any time" since the formation of VASCO. The suit seeks treble damages alleged to be in excess of $100,000, injunctive relief, and attorneys' fees. The litigation has been transferred to the U. S. District Court for the Northern District of Illinois, Eastern Division as cause No. 90C6400, and is in the discovery stage. The Court has not determined whether the action may be maintained on behalf of a class. The Company is defending itself against this action. It is not possible at this time to predict the outcome of this legal action.

Note M -- Selected Quarterly Financial Data
(Unaudited)

     Summarized quarterly financial data for 1997 and 1996 follow. There were no material fourth quarter adjustments in 1997 or 1996.
Third quarter 1997 results include valuation reserve adjustments and severance and other costs which reduced gross margin by $7,200,000 and net income by $6,712,000, or $.56 per share, as described in Note B.

(in thousands, except per
share amounts)                     First     Second    Third     Fourth
1997:                             --------  --------  --------  --------
   Net sales                      $57,544   $62,167   $64,163   $71,265
   Gross margin                    16,783    18,738    11,171    20,772
   Net income (loss) before
      extraordinary item            1,293     1,932    (6,053)    1,823
   Extraordinary loss, net of tax       -         -      (488)        -
   Net income (loss)                1,293     1,932    (6,541)    1,823
   Net income (loss) per share
      before extraordinary loss   $   .11   $   .16   $  (.50)  $   .15
   Net income (loss) per share    $   .11   $   .16   $  (.54)  $   .15
1996:
   Net sales                      $57,201   $61,669   $56,367   $64,430
   Gross margin                    17,138    17,934    16,816    18,656
   Net income                       1,730     2,240     1,821     2,320
   Net income per share           $   .15   $   .19   $   .15   $   .19


Report of Independent Auditors


Stockholders and Directors
Richardson Electronics, Ltd.
LaFox, Illinois

     We have audited the accompanying consolidated balance sheets of Richardson Electronics, Ltd. and subsidiaries as of May 31, 1997 and 1996, and the related consolidated statements of operations, cash flows and stockholders' equity for each of the three years in the period ended May 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Richardson Electronics, Ltd. and subsidiaries at May 31, 1997 and 1996, and the consolidated results of their operations and cash flows for each of the three years in the period ended May 31, 1997, in conformity with generally accepted accounting principles.

Ernst & Young LLP
/s/

Chicago, Illinois,
July 8, 1997

Stockholder Information

Corporate Headquarters
Richardson Electronics, Ltd.
40W267 Keslinger Road
LaFox, Illinois  60147-0393
(630) 208-2200
E-Mail:info@rell.com

Annual Meeting
We encourage all stockholders to attend the annual meeting scheduled for Tuesday, October 7, 1997 at 3:15 p.m. at the Company's corporate offices. Further details are available in your proxy materials.

Transfer Agent and Registrar
Continental Stock Transfer Company
2 Broadway, 19th Floor
New York, NY 10004

Auditors
Ernst & Young LLP
233 S. Wacker Drive
Chicago, Illinois  60606

Brokerage Reports
Barrington Research
Forum Capital Management
C. L. King & Associates
Smith Barney Shearson

Market Makers
Barrington Research
William Blair & Co.
Cleary Gull Reiland & McDevitt Inc.
Ernst & Company
Herzog, Heine, Geduld, Inc.
C. L. King & Associates
Smith Barney Shearson
Troster Singer Corp.
Wechsler & Krumholz, Inc.

Form 10K and Other Information

A copy of the Company's Annual Report on Form 10K, filed with the Securities and Exchange Commission is available without charge upon request. All inquiries should be addressed to the Investor Relations Department, Richardson Electronics, Ltd., 40W267 Keslinger Road, LaFox, Illinois 60147-0393. Press releases and other information can be found on the Internet at the Company's home page at http://www.rell.com.

Market Price of Common Stock

The common stock is traded on the NASDAQ National Market System under the symbol "RELL". The number of stockholders of Common Stock and Class B Common Stock at May 31, 1997 was 656 and 35, respectively. The quarterly market price ranges of the Company's common stock were as follows:

                                1997                1996
                          ---------------      ---------------
Fiscal Quarters            High      Low        High      Low
                          ------   ------      ------   ------
First                     10 1/2    9           8 1/8    7
Second                    10        7          11 3/4    6 7/8
Third                     10 1/4    8          11 1/4    9
Fourth                     8 1/4    6 3/4      11 7/8    9 3/4


Corporate Officers and Board of Directors

Corporate Officers

Edward J. Richardson
Chairman of the Board & Chief Executive Officer

Bruce W. Johnson
President and Chief Operating Officer

Charles J. Acurio
Vice President, Display Products Group

Page Y. Chiang
Vice President & Operations Manager, Security Systems Division

Flint Cooper
Executive Vice President & General Manager, Security Systems Division

William J. Garry
Vice President, Finance & Chief Financial Officer

Joseph C. Grill
Vice President, Human Resources

Kathleen M. McNally
Vice President, Marketing Operations

James R. Patterson
Vice President of Sales, Solid State and Components

Bart Petrini
Vice President & General Manager, Electron Device Group

Robert L. Prince
Vice President, Worldwide Sales Administration

Kevin F. Reilly
Vice President & Chief Information Officer

William G. Seils
Senior Vice President, General Counsel & Corporate Secretary

Ron G. Ware
Treasurer

Board of Directors

Edward J. Richardson (1)

Arnold R. Allen
     Consultant

Jacques Bouyer (5)
     Consultant

Kenneth J. Douglas (2,3)
     Chairman of the Board, West Suburban Hospital Medical Center

William J. Garry

Scott Hodes (2,3,4)
     Partner, Law Firm of Ross & Hardies

Bruce W. Johnson

Ad Ketelaars (5)
     Chief Executive Officer, Enertel

Harold L. Purkey (2)
     President, Forum Capital Markets

Samuel Rubinovitz (1,3,4,5)
     Consultant



(1)     Executive Committee
(2)     Audit Committee
(3)     Compensation / Stock Option Committee
(4)     Executive Oversight Committee
(5)     Strategic Planning Committee


                                Richardson Electronics, Ltd. and Subsidiaries
                              Schedule VIII - Valuation and Qualifying Accounts
               COL. A                     COL. B                COL. C                COL. D        COL. E
                                                               ADDITIONS
                                                      --------------------------
                                         Balance at   (1) Charged    (2) Charged                    Balance at
             DESCRIPTION                 Beginning      to Costs       to Other     Deductions        End of
                                         of Period    and Expenses     Accounts     - Describe        Period
                                        ----------    ------------    ----------    ----------      ----------
Year ended May 31, 1997:
  Allowance for sales returns and
    doubtful accounts                    $ 1,461        $ 1,749        $    -         $  1,108 <F1>   $ 2,102
  Other reserves                         $ 1,539        $   900 <F2>   $    -         $   483  <F2>   $ 1,956

Year ended May 31, 1996:
  Allowance for sales returns and
    doubtful accounts                    $ 1,385        $   (42)       $    -         $  (118) <F1>   $ 1,461
  Other reserves                         $ 1,728        $   400 <F4>   $    -         $   589  <F2>   $ 1,539

Year ended May 31, 1995:
  Allowance for sales returns and
    doubtful accounts                    $ 1,405        $   199        $    -         $   219  <F1>   $ 1,385
  Assets held for disposition            $15,832        $     -        $    -         $15,832  <F3>   $     -
  Liabilities related to disposition     $ 5,568        $     -        $    -         $ 5,568  <F4>   $     -
  Other reserves                         $ 2,598        $     -        $    -         $   870  <F5>   $ 1,728


<F1> Uncollectible amounts written off, net of recoveries and foreign currency translation.
<F2> Provision for corporate reorganization and increase in EPA groundwater remediation reserve.
<F3> Expenditures made for reserved items
<F4> Provision to increase EPA groundwater remediation reserve
<F5> Asset write offs and costs incurred for the divestiture of the Company's
     Brive, France, manufacturing operations.
<F6> Costs incurred for the phase-down of domestic manufacturing and the disposition of manufactured inventory.