Form 10-Q
period 1997-08-31
RICHARDSON ELECTRONICS LTD/DE
filed 1997-10-15
CIK 355948

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-Q

(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934
For the quarterly period ended                August 31, 1997

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

As of October 8, 1997, there were outstanding 8,841,186 shares of Common Stock, $.05 par value,and 3,243,081 shares of Class B Common Stock, $.05 par value, which are convertible into Common Stock on a share-for-share basis.

This Quarterly Report on Form 10-Q contains 18 pages. An exhibit index is at page 11.

                  RICHARDSON ELECTRONICS, LTD. AND SUBSIDIARIES
                                 FORM 10-Q
                    For the Quarter Ended August 31, 1997

                                   INDEX


                                                        Page

PART I - FINANCIAL INFORMATION

   Consolidated Condensed Balance Sheets                  3
   Consolidated Condensed Statements of Income            4
   Consolidated Condensed Statements of Cash Flows        5
   Notes to Consolidated Condensed Financial Statements   6
   Management's Discussion and Analysis of Results
      of Operations and Financial Condition               8

PART II - OTHER INFORMATION                              11

                     Part 1 - Financial Information
               Richardson Electronics, Ltd. and Subsidiaries
                   Consolidated Condensed Balance Sheets
                             (in thousands)

                                             August 31        May 31
                                                1997           1997
                                             ---------      ---------
                                            (Unaudited)     (Audited)
ASSETS
Current assets:
  Cash and equivalents                       $ 11,341       $ 10,012
  Receivables, less allowance of $2,147
        and $2,102                             54,631         53,333
  Inventories                                  92,466         92,194
  Other                                        10,734         10,497
                                             ---------      ---------
        Total current assets                  169,172        166,036

Investments                                     2,621          2,152

Property, plant and equipment                  46,636         45,969
        Less accumulated depreciation         (28,757)       (28,443)
                                             ---------      ---------
             Property, plant and equipment     17,879         17,526

Other assets                                    7,957          6,800
                                             ---------      ---------
        Total assets                         $197,629       $192,514
                                             =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                           $ 14,748       $ 12,766
  Accrued expenses                             12,460         12,449
                                             ---------      ---------
        Total current liabilities              27,208         25,215

Long-term debt, less current portion          109,761        107,275

Deferred income taxes                             968            434
Stockholders' equity:
  Common stock, $.05 par value; issued
    8,757 at August 31, 1997 and 8,721
    at May 31, 1997                               438            437
  Class B common stock, convertible, $.05
    par value; issued 3,243 at
    August 31, 1997 and May 31, 1997              162            162
  Additional paid-in capital                   53,805         53,512
  Retained earnings                            10,422          9,082
  Foreign currency translation adjustment      (5,135)        (3,603)
                                             ---------      ---------
        Total stockholders' equity             59,692         59,590
                                             ---------      ---------
        Total liabilities and stockholders   $197,629       $192,514
                                             =========      =========
See notes to consolidated condensed financial statements.

            Richardson Electronics, Ltd. and Subsidiaries
             Consolidated Condensed Statements of Income
              (in thousands, except per share amounts)

                                        Three Months Ended
                                            August 31
                                    -------------------------
                                      1997             1996
                                    ---------       ---------
                                           (Unaudited)
Net sales                           $ 71,600        $ 57,544
Cost of products sold                 50,962          40,761
                                    ---------       ---------
   Gross margin                       20,638          16,783

   Selling, general and
      administrative expenses         15,810          13,334
                                    ---------       ---------
   Operating income                    4,828           3,449

Other  (income) expense:
   Interest expense                    2,019           1,769
   Investment income                     (84)            (65)
   Other, net                            313            (148)
                                    ---------       ---------
                                       2,248           1,556
                                    ---------       ---------
Income before income taxes             2,580           1,893

Income taxes                             772             600
                                    ---------       ---------
Net income                          $  1,808        $  1,293
                                    =========       =========

Net income per share                $   0.15        $   0.11
                                    =========       =========

Average shares outstanding            12,228          12,209
                                    =========       =========
Dividends per common share          $   0.04        $   0.04
                                    =========       =========

See notes to consolidated condensed financial statements.

                 Richardson Electronics, Ltd. and Subsidiaries
                Consolidated Condensed Statements of Cash Flows
                           (in thousands)(unaudited)

                                                 Three Months Ended
                                                      August 31
                                             ------------------------
                                                1997           1996
                                             ---------      ---------
Operating Activities:
  Net income                                 $  1,808       $  1,293
   Non-cash charges to income:
      Depreciation                                656            617
      Amortization of intangibles and
        financing costs                           120            120
      Deferred income taxes                       470            402
      Contribution to employee stock
        ownership plan                            285            800
                                             ---------      ---------
    Total non-cash charges                      1,531          1,939
                                             ---------      ---------
  Changes in working capital, net of
    effects of currency translation:
      Accounts receivable                         527          2,930
      Inventories                                 883         (1,999)
      Other current assets                        760         (1,335)
      Accounts payable                          1,896         (2,344)
      Other liabilities                          (169)          (488)
                                             ---------      ---------
   Net changes in working capital               3,897         (3,236)
                                             ---------      ---------
   Net cash provided by (used in)
      operating activities                      7,236             (4)
                                             ---------      ---------
Financing Activities:
   Proceeds from borrowings                     6,486          3,582
   Payments on debt                            (4,000)            --
   Cash dividends                                (467)          (463)
                                             ---------      ---------
   Net cash provided by financing
      activities                                2,019          3,119
                                             ---------      ---------
Investing Activities:
  Sales of investments                            890          1,498
  Purchase of investments                      (1,085)        (1,483)
  Business acquisitions                        (6,262)            --
  Capital expenditures                           (907)        (1,351)
  Other                                          (562)           100
                                             ---------      ---------
   Net cash used in investing activities       (7,926)        (1,236)
                                             ---------      ---------
   Increase in cash and equivalents             1,329          1,879

Cash and equivalents at beginning of year      10,012          6,784
                                             ---------      ---------
   Cash and equivalents at end of period     $ 11,341       $  8,663
                                             =========      =========

See notes to consolidated condensed financial statements.

                 Richardson Electronics, Ltd. and Subsidiaries
              Notes to Consolidated Condensed Financial Statements
                      First Quarter Ended August 31, 1997
                                 (unaudited)


Note A -- Basis of Presentation

The accompanying unaudited Consolidated Condensed Financial Statements (Statements) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the periods covered have been reflected in the Statements. Certain information and footnotes necessary for a fair presentation of the financial position and results of operations in conformity with generally accepted accounting principles have been omitted in accordance with the aforementioned instructions. It is suggested that the Statements be read in conjunction with the Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended May 31, 1997.

The marketing and sales operations of the Company are organized in four strategic business units (SBUs): Electronic Device Group (EDG), Solid State and Components (SSC), Display Products Group (DPG) and Security Systems Division
(SSD). References hereinafter are to the acronyms noted parenthetically.

Note B -- Income Taxes

The income tax provision for the three-month period ended August 31, 1997 is based on the estimated effective tax rate of 30% for fiscal 1998. The effect of expected state income taxes is offset by the utilization of foreign net operating loss carryforwards and by U.S. foreign sales corporation tax benefits.

The income tax provision for the three-month period ended August 31, 1996 was based on the estimated effective tax rate of 32% for fiscal 1997. The effect of expected state income taxes in 1997 was offset by U.S. foreign sales corporation tax benefits.

                 Richardson Electronics, Ltd. and Subsidiaries
              Notes to Consolidated Condensed Financial Statements
                      First Quarter Ended August 31, 1997
                                 (unaudited)

Note C - Security Service International, Inc. Acquisition

Effective August 14, 1997, the Company acquired the assets and liabilities of Security Service International, Inc. (SSI), a Canadian distributor of security systems with annual sales of $20.0 million. The acquisition was accounted for by the purchase method, and accordingly, the results of operations of SSI since the date of acquisition have been included in the Consolidated Condensed Statement of Income.

Note D - Earnings per Share

The Financial Accounting Standards Board issued SFAS No. 128, Earnings per Share, which establishes new guidelines for the calculation and presentation of earnings per share data, but prohibits use of the new guidelines prior to December 15, 1997. The purpose of the new rule is to make reporting in the United States consistent with international practices. Under SFAS 128, net income per share as currently reported will be replaced by two disclosures: basic earnings per share, which excludes all common stock equivalents, and diluted earnings per share, which includes all dilutive common stock equivalents. Earnings per share for the first quarter of fiscal 1998 using these guidelines do not differ from amounts presented in the accompanying Consolidated Condensed Statements of Income.

                       Management's Discussion and Analysis
                   of Results of Operations and Financial Condition
                          First Quarter Ended August 31, 1997

Results of Operations

Net sales for the first quarter of fiscal 1998 were $71.6 million, up 24% from last year's first quarter of $57.5 million. Sales, percentage change from the prior year, gross margins and gross margin percent of sales by SBU are summarized in the following table. Gross margins for each SBU include provisions for returns and overstock. Provisions for LIFO, manufacturing charges and other costs are included under the caption "Corporate" (in thousands).

                         Sales                      Gross Margin
              -----------------------      ---------------------------------
                1998       1997      %       1998       GM%    1997     GM%
              --------   --------  ----    --------   -----  --------  -----

EDG           $29,025    $27,401     6%    $ 9,222    31.8%  $ 7,970   29.1%
SSC            20,560     15,383    34%      6,162    30.0%    4,758   30.9%
DPG             7,642      7,584     1%      2,447    32.0%    2,703   35.6%
SSD            14,373      7,176   100%      3,350    23.3%    1,464   20.4%
Corporate          --         --              (543)             (112)
              --------   ---------         --------          --------
    Total     $71,600    $57,544    24%    $20,638    28.8%  $16,783   29.2%
              ========   ========          ========          ========

Sales growth was led by SSD and SSC. SSD doubled its sales to $14.4 million and SSC realized a 34% gain in sales to $20.6 million. Both business units benefited from strategic acquisitions made following the end of last year's first quarter. Without the contribution from these acquisitions, growth was 22% and 19% for SSD and SSC, respectively. EDG's sales increased 6%, primarily in the medical x-ray imaging replacement market.

Gross margin as a percent of sales for EDG improved from 29.1% to 31.8%, reflecting pricing policy changes, product mix, and tube reloading efficiencies. Gross margins for SSD improved from 20.4% to 23.3%, primarily due to the acquisition of Burtek Systems Inc. in the third quarter of fiscal 1997. Gross margins for DPG declined from 35.6% to 32.0% due to competitive pressures in the industry.

                       Management's Discussion and Analysis
                   of Results of Operations and Financial Condition
                          First Quarter Ended August 31, 1997

On a geographic basis, the Company achieved sales growth of 31% in North America, 15% in Europe, and 16% in the Rest of World area. Excluding the effect of the aforementioned acquisitions, North America achieved internally generated sales growth of 11%. Sales, percentage change from the prior year, gross margins and gross margin percent of sales by area are summarized in the following table. Provisions for LIFO, manufacturing charges and other costs are included under the caption "Corporate" (in thousands).

                        Sales                        Gross Margin
               -----------------------     ---------------------------------
                 1998       1997      %      1998     GM%     1997      GM%
               --------   --------  ----   --------  -----  --------   -----

North America  $43,664    $33,291    31%   $12,789   29.3%  $ 9,599    28.8%
Europe          15,708     13,679    15%     4,782   30.4%    4,329    31.6%
Rest of World   12,228     10,574    16%     3,610   29.5%    2,967    28.1%
Corporate           --                        (543)            (112)
               --------   --------         --------         --------
    Total      $71,600    $57,544    24%   $20,638   28.8%  $16,783    29.2%
               ========   ========         ========         ========


Overall gross margins for the first quarter were 28.8%, compared to 29.2% in the prior year. Gross margin comparisons were most significantly affected by changes in product mix, particularly SSD's larger contribution to total sales. Non-operating expenses increased by $692,000 as a result of higher interest expense and foreign exchange losses. The interest expense increase of $249,000 reflects higher borrowing levels due to business acquisitions. Foreign exchange losses were $340,000, compared to a gain of $87,000 in the prior year. The exchange losses were primarily due to a decline in the value of several European currencies relative to the English pound sterling, and, to a lesser extent, the devaluation of several Southeast Asian currencies.

Net income for the quarter was $1.8 million or $.15 per share, compared to $1.3 million or $.11 per share in the prior year.

                       Management's Discussion and Analysis
                   of Results of Operations and Financial Condition
                          First Quarter Ended August 31, 1997

Liquidity and Capital Resources

Cash provided by operations, was $7.2 million in the first quarter of fiscal 1998, contrasted to the first quarter last year when operating cash flow was break-even. Working capital changes provided $4.0 million in the first quarter of 1998, compared to cash usage of $3.2 million last year. Accounts payable increased $1.9 million in 1998 and declined $2.3 million in 1997, reflecting the timing of inventory purchases. Business acquisitions, capital expenditures and dividend payments were funded primarily by cash generated by operations and additional borrowings. Interest payments for the first quarter were $3.2 million in fiscal 1998 and $3.0 million in 1997.

The Company's loan agreements contain various financial and operating covenants which set benchmark levels for tangible net worth, debt / tangible net worth ratio and annual debt service coverage. The Company was in compliance with these covenants at August 31, 1997.

In August 1997, the Company acquired substantially all of the assets of SSI, a Canadian distributor of security products. To complete the acquisition of SSI, the Company's Canadian subsidiary amended its revolving credit and term loan agreement from $6 million to $12.4 million.

In addition, certain of the current agreements contain restrictions relating to the purchase by the Company of treasury stock or the payment of cash dividends. At August 31, 1997, $19.9 million was available for such transactions. The policy regarding payment of dividends is reviewed periodically by the Board of Directors in light of the Company's operating needs and capital structure.

Cash reserves, investments, funds from operations and credit lines are expected to be adequate to meet the operational needs and future dividends of the Company.

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS
            No material developments have occurred in the matters reported under the category "Legal Proceedings" in the Registrant's Report on Form 10-K for the fiscal year ended May 31, 1997.

ITEM 2.     CHANGES IN SECURITIES
            None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
            None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
            (a) At the Annual Meeting of Stockholders held October 7, 1997, the following directors were elected.


                                         Number of
                                        Affirmative       Withheld
               Name                        Votes          Authority
            ----------------------      ------------      ---------
            Edward. J. Richardson        40,351,185        151,475
            Scott Hodes                  40,345,685        156,975
            Samuel Rubinovitz            40,343,545        159,115
            Arnold R. Allen              40,338,283        164,377
            Kenneth J. Douglas           40,343,465        159,195
            Jacques Bouyer               40,345,043        157,617
            William J. Garry             40,347,185        155,475
            Harold L. Purkey             40,347,185        155,475
            Ad Ketelaars                 40,346,763        155,897
            Bruce W. Johnson             40,343,885        158,775

ITEM 5.     OTHER INFORMATION
            None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K
           (a) Exhibit 10 - Second Amending Agreement made as of
               August 22, 1997 between Burtek Systems Inc. as
               Borrower and First Chicago NBD Bank, Canada as
               Lender and Richardson Electronics, Ltd. as
               Guarantor.                                          page 13

               Exhibit 27 - Financial Data Schedule                page 18
 .
           (b) Reports on Form 8-K  -  None


                                    SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            RICHARDSON ELECTRONICS, LTD.

Date     October 14 , 1997      By   _/s/ William J. Garry
                                     William J. Garry
                                     Vice President and
                                     Chief Financial Officer