Form 10-Q
period 1997-11-30
RICHARDSON ELECTRONICS LTD/DE
filed 1998-01-13
CIK 355948

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-Q

(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934
For the quarterly period ended                November 30, 1997

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

As of January 9, 1998 there were outstanding 8,943,929 shares of Common Stock, $.05 par value,and 3,242,515 shares of Class B Common Stock, $.05 par value, which are convertible into Common Stock on a share-for-share basis.

This Quarterly Report on Form 10-Q contains 42 pages. An exhibit index is at page 12.

                  RICHARDSON ELECTRONICS, LTD. AND SUBSIDIARIES
                                 FORM 10-Q
                    For the Quarter Ended November 30, 1997

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

                    Part I - Financial Information
             Richardson Electronics, Ltd. and Subsidiaries
                 Consolidated Condensed Balance Sheets
                            (in thousands)

                                                       November 30  May 31
                                                          1997       1997
                                                        ---------  ---------
                                                       (Unaudited)(Audited)
ASSETS
-------
Current assets:
  Cash and equivalents                                  $  8,382   $ 10,012
  Receivables, less allowance of $1,845 and $2,102        59,410     53,333
  Inventories                                             92,740     92,194
  Other                                                   10,877     10,497
                                                        ---------  ---------
    Total current assets                                 171,409    166,036

Investments                                                2,658      2,152

Property, plant and equipment                             48,094     45,969
  Less accumulated depreciation                          (29,863)   (28,443)
                                                        ---------  ---------
    Property, plant and equipment, net                    18,231     17,526
Other assets                                               8,674      6,800
                                                        ---------  ---------
    Total assets                                        $200,972   $192,514
                                                        =========  =========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Accounts payable                                      $ 18,360   $ 12,766
  Accrued expenses                                        13,115     12,449
                                                        ---------  ---------
    Total current liabilities                             31,475     25,215

Long-term debt, less current portion                     104,317    107,275
Deferred income taxes                                      1,525        434
Stockholders' equity:
  Common stock, $.05 par value; issued 8,944 at
    November 30, 1997 and 8,721 at May 31, 1997              448        437
  Class B common stock, convertible, $.05 par value;
    issued 3,243 at November 30, 1997 and
    May 31, 1997                                             162        162
  Additional paid-in capital                              55,388     53,512
  Retained earnings                                       12,689      9,082
  Foreign currency translation adjustment                 (5,032)    (3,603)
                                                        ---------  ---------
    Total stockholders' equity                            63,655     59,590
                                                        ---------  ---------
    Total liabilities and stockholders' equity          $200,972   $192,514
                                                        =========  =========
See notes to consolidated condensed financial statements.

                  Richardson Electronics, Ltd. and Subsidiaries
                   Consolidated Condensed Statements of Income
    For the Three- and Six-Month Periods Ended November 30, 1997 and 1996
              (in thousands, except per share amounts)  (unaudited)

                                    Three Months            Six Months
                                --------------------    --------------------
                                  1997       1996         1997       1996
                                ---------  ---------    ---------  ---------
Net sales                       $ 78,646   $ 62,167     $150,246   $119,711
Cost of products sold             56,298     43,429      107,260     84,190
                                ---------  ---------    ---------  ---------
  Gross margin                    22,348     18,738       42,986     35,521

Selling, general and
   administrative expenses        16,706     14,051       32,516     27,385
                                ---------  ---------    ---------  ---------

    Operating income               5,642      4,687       10,470      8,136

Other (income) expense:
  Interest expense                 2,190      1,950        4,209      3,719
  Investment income                 (195)      (102)        (279)      (167)
  Other, net                        (291)        57           22        (91)
                                ---------  ---------    ---------  ---------
                                   1,704      1,905        3,952      3,461
                                ---------  ---------    ---------  ---------
    Income before income taxes     3,938      2,782        6,518      4,675

Income taxes                       1,198        850        1,970      1,450
                                ---------  ---------    ---------  ---------
    Net income                  $  2,740   $  1,932     $  4,548   $  3,225
                                =========  =========    =========  =========

    Net income per share        $    .22   $    .16     $    .37   $    .27
                                =========  =========    =========  =========

Average shares outstanding        12,575     12,121       12,401     12,165
                                =========  =========    =========  =========

Dividends per common share      $    .04   $    .04     $    .08   $    .08
                                =========  =========    =========  =========

See notes to consolidated condensed financial statements.

                     Part I - Financial Information
              Richardson Electronics, Ltd. and Subsidiaries
             Consolidated Condensed Statements of Cash Flows
  For the Six-Month Periods Ended November 30, 1997 and 1996 (unaudited)

                                                          1997       1996
                                                        ---------  ---------
Operating Activities:
  Net income                                            $  4,548   $  3,225

  Non-cash charges to income:
    Depreciation                                           1,860      1,292
    Amortization of intangibles and financing costs          181        219
    Deferred income taxes                                  1,403        817
    Contribution to employee stock ownership plan            285        800
                                                        ---------  ---------
      Total non-cash charges                               3,729      3,128
                                                        ---------  ---------
  Changes in working capital, net of effects of
    currency translation and business acquisitions:
      Accounts receivable                                 (4,485)      (335)
      Inventories                                            750     (3,289)
      Other current assets                                   254     (1,535)
      Accounts payable                                     5,516       (800)
      Other liabilities                                      447      1,486
                                                        ---------  ---------
        Net changes in working capital                     2,482     (4,473)
                                                        ---------  ---------
        Net cash provided by operating activities         10,759      1,880
                                                        ---------  ---------
Financing Activities:
  Proceeds from borrowings                                10,531      7,674
  Payments on debt                                       (13,166)         -
  Proceeds from sale of common stock                       1,436          9
  Cash dividends                                            (941)      (925)
                                                        ---------  ---------
        Net cash (used in) provided by financing
          activities                                      (2,140)     6,758
                                                        ---------  ---------
Investing Activities:
  Sales of investments                                     1,872      2,240
  Purchases of investments                                (2,378)    (2,200)
  Business acquisitions                                   (6,262)    (4,181)
  Capital expenditures                                    (2,454)    (2,272)
  Other                                                   (1,027)       (75)
                                                        ---------  ---------
        Net cash used in investing activities            (10,249)    (6,488)
                                                        ---------  ---------
        (Decrease) increase in cash and equivalents       (1,630)     2,150

Cash and equivalents at beginning of year                 10,012      6,784
                                                        ---------  ---------
        Cash and equivalents at end of period           $  8,382   $  8,934
                                                        =========  =========

See notes to consolidated condensed financial statements.

                 Richardson Electronics, Ltd. and Subsidiaries
             Notes to Consolidated Condensed Financial Statements
             Three- and Six-Month Periods Ended November 30, 1997
                                (unaudited)

Note A - Basis of Presentation

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

Note B - Income Taxes

The income tax provisions for the quarter and six-month periods ended November 30, 1997 and November 30, 1996 are based on the estimated effective tax rates of 30% for fiscal 1998 and 31% for fiscal 1997. The estimated effective tax rates are lower than the statutory rate of 34% as a result of U.S. foreign sales corporation benefits, partially offset by expected state income taxes.

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

                 Richardson Electronics, Ltd. and Subsidiaries
             Notes to Consolidated Condensed Financial Statements
             Three- and Six-Month Periods Ended November 30, 1997
                                (unaudited)

Note D - Earnings per Share

The Financial Accounting Standards Board issued SFAS No. 128, Earnings per Share, which establishes new guidelines for the calculation and presentation of earnings per share data, but prohibits use of the new guidelines prior to December 15, 1997. The purpose of the new rule is to make reporting in the United States consistent with international practices. Under SFAS 128, net income per share as currently reported will be replaced by two disclosures: basic earnings per share, which excludes all common stock equivalents, and diluted earnings per share, which includes all dilutive common stock equivalents. Earnings per share for the first two quarters of fiscal 1998 using these guidelines do not differ significantly from amounts presented in the accompanying Consolidated Condensed Statements of Income.

                 Richardson Electronics, Ltd. and Subsidiaries
                   Management's Discussion and Analysis of
                Results of Operations and Financial Condition
             Three- and Six-Month Periods Ended November 30, 1997
                                (unaudited)

Results of Operations

Net sales for the second quarter of fiscal 1998 were $78.6 million, up 27% from last year's second quarter of $62.2 million. Sales, percentage change from the prior year, gross margins and gross margin percent of sales by SBU are summarized in the following table. Gross margins for each SBU include provisions for returns and overstock. Provisions for LIFO, manufacturing charges and other costs are included under the caption "Corporate" (in thousands).

                     Sales                         Gross Margin
              -------------------------    ---------------------------------
               FY 1998    FY 1997    %       FY 1998   GM%    FY 1997   GM%
              ---------  --------- ----     --------- -----  --------- -----

EDG           $ 29,682   $ 28,779    3%     $  9,244  31.1%  $  8,617  29.9%
SSC             22,517     18,380   23%        6,372  28.3%     5,672  30.9%
DPG             18,885      7,415  155%        4,387  23.2%     1,547  20.9%
SSD              7,562      7,593    0%        2,613  34.6%     2,611  34.4%
Corporate            -          -               (268)             291
              ---------  ---------          ---------        ---------
  Total       $ 78,646   $ 62,167   27%     $ 22,348  28.4%  $ 18,738  30.1%
              =========  =========          =========        =========


EDG           $ 58,708   $ 56,180    4%     $ 18,467  31.5%  $ 16,587  29.5%
SSC             43,057     33,763   28%       12,527  29.1%    10,430  30.9%
DPG             15,223     15,177    0%        5,068  33.3%     5,314  35.0%
SSD             33,258     14,591  128%        7,736  23.3%     3,011  20.6%
Corporate            -          -               (812)             179
              ---------  ---------          ---------        ---------
  Total       $156,246   $119,711   26%     $ 42,986  28.6%  $ 35,521  29.7%
              =========  ==========         =========        =========

Sales growth was led by SSD, with increases of 155% for the second quarter and 128% for the first half. SSD's sales growth includes the acquisition of Burtek Systems Inc. in the third quarter of fiscal 1997 and Security Service International, Inc. in August, 1997. Without the contribution from these acquisitions, SSD's internally generated sales growth was 27% in the second quarter and 25% for the first half. Gross margin as a percent of sales improved to 23.2% for the quarter and 23.3% for the first half, up 2.3 and 2.7 percentage points, respectively. This strong improvement is largely due to the higher margins of acquired operations and the overall focus on improving levels of profitability.

SSC sales increased 23% in the second quarter and 28% for the first half. Excluding the effect of a September, 1997 acquisition, sales gains were 19% for the quarter and 20% for the first half. Gross margins as a percent of sales were 28.3% for the quarter and 29.1% for the first half, compared to 30.9% for both periods last year. The margin change is primarily due to product mix and competitive pressures.

                 Richardson Electronics, Ltd. and Subsidiaries
                   Management's Discussion and Analysis of
                Results of Operations and Financial Condition
             Three- and Six-Month Periods Ended November 30, 1997
                                (unaudited)


EDG sales increased 3% for the second quarter and 4% for the first half, primarily due to medical products sales gains. Gross margin as a percent of sales improved from 29.9% to 31.1% for the quarter and from 29.5% to 31.5% for the first half, reflecting pricing policy changes, product mix, and higher tube reloading efficiencies.

On a geographic basis, the Company achieved sales growth of 35% in North America, 20% in Europe, and 8% in the Rest of World for the second quarter. Excluding the effect of the aforementioned acquisitions, North America achieved internally generated sales growth of 15%. Sales, percentage change from the prior year, gross margins and gross margin percent of sales by area are summarized in the following table. Provisions for LIFO, manufacturing charges and other costs are included under the caption "Corporate" (in thousands).

                        Sales                        Gross Margin
               -------------------------    --------------------------------
                FY 1998    FY 1997    %      FY 1998   GM%    FY 1997   GM%
               ---------  --------- ----    --------- -----  --------- -----

North America  $ 49,274   $ 36,466   35%    $ 13,774  28.0%  $ 10,737  29.4%
Europe           16,450     13,750   20%       5,048  30.7%     4,369  31.8%
Rest of World    12,922     11,951    8%       3,794  29.4%     3,341  28.0%
Corporate             -          -              (268)             291
               ---------  ---------         ---------        ---------
  Total        $ 78,646   $ 62,167   27%    $ 22,348  28.4%  $ 18,738  30.1%
               =========  =========         =========        =========


North America  $ 92,919    $69,757   33%    $ 26,564  28.6%  $ 20,336  29.2%
Europe           32,161     27,429   17%       9,830  30.6%     8,698  31.7%
Rest of World    25,166     22,525   12%       7,404  29.4%     6,308  28.0%
Corporate             -          -              (812)             179
               ---------  ---------         ---------        ---------
  Total        $150,246   $119,711   26%    $ 42,986  28.6%  $ 35,521  29.7%
               =========  =========         =========        =========

Overall gross margins for the second quarter were 28.4%, compared to 30.1% in the prior year. Gross margin comparisons were most significantly affected by changes in product mix, particularly SSD's larger contribution to total sales. Higher corporate provisions for customer returns, warranty costs, and LIFO reduced margins by approximately 0.9%.

                 Richardson Electronics, Ltd. and Subsidiaries
                   Management's Discussion and Analysis of
                Results of Operations and Financial Condition
             Three- and Six-Month Periods Ended November 30, 1997
                                (unaudited)

Selling, general and administrative (S,G&A) expenses for the second quarter increased 19% to $16,706, primarily for operating expenses of recent acquisitions. As a percentage of sales, S,G&A reduced to 21.2% from 22.6%, reflecting management's continuing initiatives to contain costs. The six-month results reflect similar trends.

Non-operating expenses for the second quarter decreased by $201,000, as foreign exchange gains offset higher interest expense. Higher interest expense reflects increased borrowing levels due to business acquisitions. Foreign exchange gains were $197,000, compared to a loss of $58,000 in the prior year. Non-operating expenses for the first half increased $491,000, due to higher interest expense.

Net income for the second quarter was $2.7 million or $.22 per share, compared to $1.9 million or $.16 per share in the prior year. Net income for the first half was $4.5 million, or $.37 per share, compared to $3.2 million, or $.27 per share in the prior year period.

Liquidity and Capital Resources

Cash provided by operations for the first half was $10.8 million in fiscal 1998, compared to $1.9 million in 1997. Working capital changes provided $2.5 million, compared to cash usage of $4.5 million last year. Accounts payable increased $5.5 million in 1998 and declined $0.8 million in 1997, reflecting the timing of inventory purchases. Accounts receivable increased $4.5 million in the current year, as a result of higher sales levels. Business acquisitions, capital expenditures and dividend payments were funded primarily by cash generated by operations. Interest payments for the first half were $4.1 million in fiscal 1998 and $3.4 million in 1997.

In August 1997, the Company acquired substantially all of the assets of SSI, a Canadian distributor of security products. To complete the acquisition, the Company's Canadian subsidiary amended its revolving credit and term loan agreement from $6.0 million to $12.4 million.

                 Richardson Electronics, Ltd. and Subsidiaries
                   Management's Discussion and Analysis of
                Results of Operations and Financial Condition
             Three- and Six-Month Periods Ended November 30, 1997
                                (unaudited)


In November, 1997, the Company amended its floating-rate bank term loan, originally due in November, 1998, extending the maturity to November, 1999.

The Company's loan agreements contain various financial and operating covenants which place restrictions on dividends and set benchmark levels for tangible net worth, debt / tangible net worth ratio and annual debt service coverage. The Company was in compliance with these covenants at November 30, 1997. The Company's policy regarding payment of dividends is reviewed periodically by the Board of Directors in light of the Company's operating needs and capital structure.

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

            None.

ITEM 5.  OTHER INFORMATION

            None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

           (a) Exhibit 10 - Second Amended Agreement made as of
               November 28, 1997 between Richardson Electronics,
               Ltd. as Borrower and American National Bank and
               Trust Company as Lender.                           - page 14

               Exhibit 27 - Financial Data Schedule               - page 41
 .
           (b) Reports on Form 8-K  -  None

                        Part II - Other Information

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              RICHARDSON ELECTRONICS, LTD.

Date     January 13 , 1998    By   /S/
                                   William J. Garry
                                   Vice President and
                                   Chief Financial Officer