Form 10-Q/A
period 1997-11-30
RICHARDSON ELECTRONICS LTD/DE
filed 1998-03-03
CIK 355948

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

                     Sales                         Gross Margin
              -------------------------    ---------------------------------
               FY 1998    FY 1997    %       FY 1998   GM%    FY 1997   GM%
              ---------  --------- ----     --------- -----  --------- -----
Second Quarter

EDG           $ 29,683   $ 28,779    3%     $  9,245  31.1%  $  8,617  29.9%
SSC             22,497     18,380   22%        6,365  28.3%     5,672  30.9%
DPG              7,581      7,593    0%        2,621  34.6%     2,611  34.4%
SSD             18,885      7,415  155%        4,386  23.2%     1,547  20.9%
Corporate            -          -               (269)             291
              ---------  ---------          ---------        ---------
  Total       $ 78,646   $ 62,167   27%     $ 22,348  28.4%  $ 18,738  30.1%
              =========  =========          =========        =========

Six Months

EDG           $ 58,708   $ 56,180    4%     $ 18,467  31.5%  $ 16,587  29.5%
SSC             43,057     33,763   28%       12,527  29.1%    10,430  30.9%
DPG             15,223     15,177    0%        5,068  33.3%     5,314  35.0%
SSD             33,258     14,591  128%        7,736  23.3%     3,011  20.6%
Corporate            -          -               (812)             179
              ---------  ---------          ---------        ---------
  Total       $150,246   $119,711   26%     $ 42,986  28.6%  $ 35,521  29.7%
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

SSC sales increased 22% in the second quarter and 28% for the first half. Excluding the effect of a September, 1997 acquisition, sales gains were 19% for the quarter and 20% for the first half. Gross margins as a percent of sales were 28.3% for the quarter and 29.1% for the first half, compared to 30.9% for both periods last year. The margin change is primarily due to product mix and competitive pressures.

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

                        Sales                        Gross Margin
               -------------------------    --------------------------------
                FY 1998    FY 1997    %      FY 1998   GM%    FY 1997   GM%
               ---------  --------- ----    --------- -----  --------- -----
Second Quarter

North America  $ 49,255   $ 36,466   35%    $ 13,775  28.0%  $ 10,737  29.4%
Europe           16,453     13,750   20%       5,048  30.7%     4,369  31.8%
Rest of World    12,938     11,951    8%       3,794  29.4%     3,341  28.0%
Corporate             -          -              (269)             291
               ---------  ---------         ---------        ---------
  Total        $ 78,646   $ 62,167   27%    $ 22,348  28.4%  $ 18,738  30.1%
               =========  =========         =========        =========

Six Months

North America  $ 92,919    $69,757   33%    $ 26,564  28.6%  $ 20,336  29.2%
Europe           32,161     27,429   17%       9,830  30.6%     8,698  31.7%
Rest of World    25,166     22,525   12%       7,404  29.4%     6,308  28.0%
Corporate             -          -              (812)             179
               ---------  ---------         ---------        ---------
  Total        $150,246   $119,711   26%    $ 42,986  28.6%  $ 35,521  29.7%
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