Form 10-Q
period 1998-02-28
RICHARDSON ELECTRONICS LTD/DE
filed 1998-03-31
CIK 355948

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-Q

(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934
For the quarterly period ended                February 28, 1998

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

As of March 23, 1998 there were outstanding 8,971,591 shares of Common Stock, $.05 par value, and 3,242,240 shares of Class B Common Stock, $.05 par value, which are convertible into Common Stock on a share-for-share basis.

This Quarterly Report on Form 10-Q contains 154 pages. An exhibit index is at page 13.

                                 Page 1


                  RICHARDSON ELECTRONICS, LTD. AND SUBSIDIARIES
                                 FORM 10-Q
             For the Three- and Nine- Month Periods Ended February 28, 1998

                                   INDEX


                                                        Page

PART I - FINANCIAL INFORMATION

   Consolidated Condensed Balance Sheets                  3
   Consolidated Condensed Statements of Income            4
   Consolidated Condensed Statements of Cash Flows        5
   Notes to Consolidated Condensed Financial Statements   6
   Management's Discussion and Analysis of Results
      of Operations and Financial Condition               8

PART II - OTHER INFORMATION                              13

                                  (2)

              Richardson Electronics, Ltd. and Subsidiaries
                 Consolidated Condensed Balance Sheets
                             (in thousands)


                                              February 28  May 31
                                                  1998      1997
                                               --------- ---------
                                              (Unaudited)(Audited)
ASSETS
-------
Current assets:
 Cash and equivalents                          $  6,886  $ 10,012
 Receivables, less allowance of
   $1,775 and $2,102                             58,786    53,333
 Inventories                                     93,777    92,194
 Other                                            9,998    10,497
                                               --------- ---------
  Total current assets                          169,447   166,036

Investments                                       2,776     2,152

Property, plant and equipment                    48,785    45,969
 Less accumulated depreciation                  (30,645)  (28,443)
                                               --------- ---------
  Property, plant and equipment, net             18,140    17,526
Other assets                                      9,291     6,800
                                               --------- ---------
  Total assets                                 $199,654  $192,514
                                               ========= =========
LIABILITIES AND STOCKHOLDERS' EQUITY
 -----------------------------------
Current liabilities:
 Accounts payable                              $ 18,037  $ 12,766
 Accrued expenses                                10,183    12,449
                                               --------- ---------
  Total current liabilities                      28,220    25,215

Long-term debt                                  105,623   107,275
Deferred income taxes                             1,600       434
Stockholders' equity:
 Common stock, $.05 par value; issued 8,968 at
  February 28, 1998 and 8,721 at May 31, 1997       449       437
 Class B common stock, convertible, $.05 par
  value; issued 3,242 at February 28, 1998
  and May 31, 1997                                  162       162
 Additional paid-in capital                      55,549    53,512
 Retained earnings                               14,396     9,082
 Foreign currency translation adjustment         (6,345)   (3,603)
                                               --------- ---------
  Total stockholders' equity                     64,211    59,590
                                               --------- ---------
  Total liabilities and stockholders' equity   $199,654  $192,514
                                               ========= =========

See notes to consolidated condensed financial statements.

                                      (3)

               Richardson Electronics, Ltd. and Subsidiaries
                Consolidated Condensed Statements of Income
   For the Three- and Nine-Month Periods Ended February 28, 1998 and 1997
                                 (unaudited)
                 (in thousands, except per share amounts)

                              Three Months         Nine Months
                           ------------------   -------------------
                             1998     1997        1998      1997
                           -------- --------   --------- ---------
                             (Unaudited)          (Unaudited)
Net sales                  $73,196  $64,163    $223,442  $183,874

Cost of products sold       52,336   52,992     159,596   137,182
                           -------- --------   --------- ---------
 Gross margin               20,860   11,171      63,846    46,692

Selling, general and
  administrative expenses   16,009   19,123      48,525    46,508
                           -------- --------   --------- ---------

  Operating income (loss)    4,851   (7,952)     15,321       184

Other (income) expense:
 Interest expense            2,009    1,869       6,218     5,588
 Investment income            (255)     (82)       (534)     (249)
 Other, net                      5      264          27       173
                           -------- --------   --------- ---------
                             1,759    2,051       5,711     5,512
                           -------- --------   --------- ---------
  Income (loss) before
   Income taxes and
   extraordinary item        3,092  (10,003)      9,610    (5,328)

Income taxes (benefit)         910   (3,950)      2,880    (2,500)
                           -------- --------   --------- ---------
  Net income (loss) before
   extraordinary item        2,182   (6,053)      6,730    (2,828)

Extraordinary loss, net
   of income taxes of $312       -     (488)          -      (488)
                           -------- --------   --------- ---------
  Net income (loss)        $ 2,182  $(6,541)   $  6,730  $ (3,316)
                           ======== ========   ========= =========

Net income (loss) per
   share - basic:
 Before extraordinary item $   .18  $  (.51)   $    .56  $   (.24)
 Extraordinary loss, net
   of income taxes of $312       -     (.04)          -      (.04)
                           -------- --------  --------- ---------
   Net income (loss)
      per share            $   .18  $  (.55)   $    .56  $   (.28)
                           ======== ========   ========= =========
 Average shares outstanding 12,198   11,908      12,096    11,886
                           ======== ========   ========= =========
Net income (loss) per
   share - diluted:
 Before extraordinary item $   .17  $  (.51)   $    .54  $   (.24)
 Extraordinary loss, net
   of income taxes of $312       -     (.04)                 (.04)
                           -------- --------  ---------  ---------
   Net income (loss)
     per share             $   .17  $  (.55)   $    .54  $   (.28)
                           ======== ========   ========= =========
 Average shares outstanding 12,626   11,908      12,476    11,886
                           ======== ========   ========= =========
Dividends per common share $   .04  $   .04    $    .12  $    .12
                           ======== ========   ========= =========

See notes to consolidated condensed financial statements.

                                     (4)

                    Richardson Electronics, Ltd. and Subsidiaries
                   Consolidated Condensed Statements of Cash Flows
      For the Nine-Month Periods Ended February 28, 1998 and 1997 (unaudited)
                                (in thousands)

                                                  1998      1997
                                                --------  --------
Operating Activities:
 Net income (loss)                               $6,730   $(3,316)

 Non-cash charges to income:
  Depreciation                                    2,606     1,973
  Amortization of intangibles and financing
     costs                                          366     1,091
  Deferred income taxes                           1,508    (3,026)
  Contribution to employee stock ownership plan     285       800
  Special charges                                     -    11,000
                                                --------  --------
   Total non-cash charges                         4,765    11,838
                                                --------  --------
 Changes in working capital, net of effects
    of currency translation and business
    acquisitions:
   Accounts receivable                           (4,758)   (3,549)
   Inventories                                     (862)     (922)
   Other current assets                              68      (845)
   Accounts payable                               5,504      (974)
   Other liabilities                             (2,460)     (600)
                                                --------  --------
    Net changes in working capital               (2,508)   (6,890)
                                                --------  --------
    Net cash provided by operating activities     8,987     1,632
                                                --------  --------
Financing Activities:
 Proceeds from borrowings                        14,531    56,918
 Payments on debt                               (15,943)  (40,123)
 Proceeds from sale of common stock               1,765       218
 Cash dividends                                  (1,416)   (1,389)
    Net cash (used in) provided by financing    --------  --------
      activities                                 (1,063)   15,624
                                                --------  --------
Investing Activities:
 Sales of investments                             3,003     3,141
 Purchases of investments                        (3,432)   (3,181)
 Business acquisitions                           (6,262)   (9,409)
 Capital expenditures                            (3,201)   (2,947)
 Other                                           (1,158)      (99)
                                                --------  --------
    Net cash used in investing activities       (11,050)  (12,495)
                                                --------  --------
    (Decrease) increase in cash and equivalents  (3,126)    4,761

Cash and equivalents at beginning of year        10,012     6,784
                                                --------  --------
    Cash and equivalents at end of period        $6,886   $11,545
                                                ========  ========

See notes to consolidated condensed financial statements.

                                      (5)

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

Note B -- Income Taxes

The income tax provision for the nine-month period ended February 28, 1998 is based on the estimated annual effective tax rate of 30%. The estimated effective tax rate is lower than the statutory rate of 34% as a result of U.S. foreign sales corporation benefits, partially offset by expected state income taxes.

The income tax benefit on pre-tax losses for the nine-month period ended February 28, 1997 is based on the estimated effective tax rate of 47% for fiscal 1997 results. This rate exceeds the statutory rate of 34% due to state income taxes, the utilization of previously unrecognized foreign net operating loss carryforwards, and U.S. foreign sales corporation tax benefits.

Note C - Security Service International, Inc. Acquisition

Effective August 14, 1997, the Company acquired the assets and liabilities of Security Service International, Inc. (SSI), a Canadian distributor of security systems with annual sales of $20.0 million. The acquisition was accounted for by the purchase method, and accordingly, the results of operations of SSI since the date of acquisition have been included in the Consolidated Condensed Statement of Operations.
                                     (6)

Note D - Earnings per Share

Net income (loss) per share amounts and average shares outstanding for all periods presented have been computed in accordance with Financial Accounting Standards Board Statement (SFAS) No. 128, Earnings per Share. SFAS No. 128 established new guidelines effective December 1997 for the calculation and presentation of earnings per share (EPS) data. Under SFAS 128, net income per share is reported in two disclosures: basic earnings per share, which excludes all common stock equivalents, and diluted earnings per share, which includes all dilutive common stock equivalents. Net income (loss) per share amounts as previously reported have been restated to comply with SFAS No. 128. The effect of this restatement was not material. The per share amounts presented in the Statement of Operations were based on the following data:

                                         Three Months          Nine Months
                                       ------------------   -----------------
                                         1998      1997      1998      1997
                                       --------  --------   -------- --------
Numerator for basic
   and diluted EPS:
      Net income (loss) before
         extraordinary item            $ 2,182   $(6,053)   $ 6,730  $(2,828)
      Extraordinary loss, net
         of income taxes                     -      (488)      -        (488)
                                       --------  --------   -------- --------
           Net income (loss)           $ 2,182   $(6,541)   $ 6,730  $(3,316)
                                       ========  ========   ======== ========
Denominator for basic EPS:
      Shares outstanding at
         beginning of period            12,106    11,898     11,964   11,806
      Additional shares for
         options exercised                  92        10        132       80
                                        -------  --------    -------  -------
           Weighted average
             shares outstanding         12,198    11,908     12,096   11,886
                                        =======  ========    =======  =======
Denominator for diluted EPS:
     Weighted average shares
        Outstanding                     12,198    11,908     12,096  11,886
        Effect of dilutive stock
          Options                          428         -        380        -
                                        -------  --------    ------- -------
           Adjusted average
             shares outstanding         12,626    11,908     12,476  11,886
                                        =======  ========    ======= =======

Out-of-the-money (exercise price higher than market price) stock options and the Company's 8 1/4% and 7 1/4% convertible debentures were excluded from the calculation because they were anti-dilutive. In-the-money stock options were excluded from the calculation for the fiscal 1997 third quarter and nine-month periods because the Company had a net loss.

                                      (7)

Results of Operations

Net sales for the third quarter of fiscal 1998 were $73.2 million, up 14.1% from last year's third quarter of $64.2 million. Sales for the nine-month period were $223.4 million, a 21.5% increase from $183.9 million in the prior year. Sales gains include the effect of recent acquisitions, which added $5.4 million to the quarter and $21.4 million to the nine-month results.

Sales, percentage change from the prior year, gross margins and gross margin percent of sales by SBU are summarized in the following table. Gross margins for each SBU include provisions for returns and overstock. Provisions for LIFO, manufacturing charges and other costs are included under the caption "Corporate" (in thousands).

                       Sales                    Gross Margin
              -------------------------  ------------------------------
               FY 1998   FY 1997    %     FY 1998   GM%  FY 1997    GM%
              --------  -------- ------  --------  ----- --------  -----
Third Quarter                                                  (see note)
EDG           $ 28,115  $ 28,467  -1.2%  $ 8,893   31.6% $ 5,998   21.1%
SSC             21,427    19,438  10.2%    5,932   27.7%   3,405   17.5%
DPG              7,394     6,560  12.7%    2,565   34.7%     561    8.6%
SSD             16,260     9,698  67.7%    3,721   22.9%   2,140   22.1%
Corporate            -         -            (251)           (933)
              --------  -------- ------  --------  ----- --------  -----
    Total     $ 73,196  $ 64,163  14.1%  $20,860   28.5% $11,171   17.4%
              ========  ========         ========        ========

Nine Months
EDG           $ 86,823  $ 84,647   2.6%  $27,360   31.5% $22,585   26.7%
SSC             64,484    53,201  21.2%   18,459   28.6%  13,835   26.0%
DPG             22,617    21,737   4.0%    7,633   33.7%   5,875   27.0%
SSD             49,518    24,289 103.9%   11,457   23.1%   5,151   21.2%
Corporate            -         -          (1,063)           (754)
              --------  -------- ------  --------  ----- --------  -----
    Total     $223,442  $183,874  21.5%  $63,846   28.6% $46,692   25.4%
              ========  ========         ========        ========
Note: In the third quarter of fiscal 1997, the Company re-evaluated its reserve estimates for inventory and accounts receivable in light of changed market conditions and provided for severance and other costs associated with a Corporate reorganization. The special charge included in cost of sales was $7.2 million, which reduced gross margin for EDG by $2.8 million, SSC by $2.4 million, DPG by $1.9 million and SSD by $100,000.

Sales growth was led by SSD, with gains of 67.7% for the third quarter and 103.9% for the first nine months. SSD's sales growth includes the acquisition of Burtek Systems Inc. in February 1997 and Security Service International,

                                     (8)

Inc. in August 1997. Without the contribution from these acquisitions, SSD's internally generated sales growth was 12.3% in the third quarter and 26.3% in the nine-month period. Gross margins as a percent of sales in the third quarter and nine-month period were 22.9% and 23.1%, respectively compared to the prior year's third quarter and nine-month period of 23.1% and 21.6%, excluding the special charges for overstock. Margin improvement results from higher margins on proprietary and franchise product lines obtained with the acquisitions of Burtek and SSI.

SSC sales increased 10.2% in the third quarter and 21.2% for the nine-month period. SSC gross margin as a percent of sales were 27.7% for the quarter and 28.6% for the nine-month period, down from the prior third quarter and nine-month period gross margin of 30.1% and 30.6%, respectively, excluding the special charges. The margin change is primarily due to product mix and competitive pressures.

EDG's sales decreased 1.2% for the third quarter and increased 2.6% for the first nine months. EDG's gross margins as a percent of sales were 31.6% for the quarter and 31.5% for nine-month period which increased compared to the prior third quarter and nine-month period rates of 30.9% and 30.0%, respectively, excluding the special charges. Gross margins improved as a result of changes in pricing policies and higher efficiencies in x-ray tube loading operations.

DPG sales increased 12.7% for the quarter and 4.0% for the nine-month period. Gross margins as a percent of sales declined to 34.7 % from 36.8% for the quarter and to 33.7% from 35.6% for the nine-month period, excluding the special charge. The sales gain and margin change both reflect the resumption of sales to a major European customer.

Overall gross margins as a percent of sales in the third quarter and nine-month period were 28.5% and 28.6%, respectively compared to 28.6% in the prior year third quarter and 29.3% in the nine-month period, excluding the effect of the special charges. Year-to-date margin comparisons are effected by changes in product mix, as SSD with lower margins, contributed a proportionately greater percentage to total sales.

On a geographic basis, the Company achieved sales growth of 27.2% in North America, 18.5% in Europe, and 6.8% in the Rest of World for the nine-month period. Excluding the effect of the aforementioned acquisitions, North America achieved internally generated sales growth of 7.6% for the nine-month period. Economic weakness in the Asia Pacific region during the third quarter of fiscal 1998 resulted in lower sales in that region compared to the same period in the prior year.

                                      (9)

Sales, percentage change from the prior year, gross margins and gross margin percent of sales by area are summarized in the following table. Provisions for LIFO, manufacturing charges and other costs are included under the caption "Corporate" (in thousands).

                      Sales                        Gross Margin
              ------------------------  ----------------------------------
              FY 1998    FY 1997   %     FY 1998    GM%    FY 1997  GM%
              --------  --------- ----  ---------  -----  -------- -----
                                                          (see note)
North America $ 46,209  $ 39,546  16.8%  $12,928   28.0%  $ 7,462  18.9%
Europe          16,336    13,499  21.0%    5,072   31.0%    2,870  21.3%
Rest of World   10,651    11,118  -4.2%    3,111   29.2%    1,772  15.9%
Corporate                                   (251)            (933)
              --------  --------  -----  --------  -----  -------- -----
    Total     $ 73,196  $ 64,163  14.1%  $20,860   28.5%  $11,171  17.4%
              ========  ========         ========         ========


North America $139,128  $109,398  27.2%  $39,446   28.4%  $27,798  25.4%
Europe          48,498    40,929  18.5%   14,932   30.8%   11,568  28.3%
Rest of World   35,816    33,547   6.8%   10,531   29.4%    8,080  24.1%
Corporate                                 (1,063)            (754)
              --------   -------- ----   --------  -----  -------- -----
    Total     $223,442   $183,874 21.5%  $63,846   28.6%  $46,692  25.4%
              ========   ========        =======          ========

 Note. The special charge In the third quarter of fiscal 1997 included in cost of sales reduced gross margins for North America by $4.1 million, Europe by $1.7 million and ROW by $1.4 million.

North America gross margins as a percent of sales were 28.0% for the quarter and 28.4% for the nine-month period, down from the prior third quarter and nine-month period gross margins of 29.1%, excluding the special charges. Gross margins as a percent of sales for Europe were 31.0% for the quarter and 30.8% for the nine-month period compared to 33.8% in the third quarter of the prior year and 32.4% in the nine-month period in the prior year, excluding the effects of the special charges. Rest of World gross margins as a percent of sales were 29.2% for the quarter and 29.4% for the nine-month period compared to 29.0% in the third quarter of the prior year and 28.4% in the nine-month period in the prior year, excluding the effects of the special charges. The margin comparisons reflect the higher contribution from SSD sales and competitive pressures affecting SSC margins.

Selling, general and administrative (S,G&A) expenses for the third quarter decreased to $16,009 compared with $19,123 in the prior year. The prior year

                                     (10)

third quarter S,G&A included special charges of $3.8 million for accounts receivable provisions, severance and other costs associated with a corporate reorganization. As a percentage of sales, S,G&A was 21.9% for the quarter. S,G&A as a percent of sales decreased to 21.7% for the nine-month period compared to 23.2% in the prior year, excluding the effects of the special charges.

Non-operating expenses for the third quarter decreased by $292,000, as gains from investments offset higher interest expense. Higher interest expense reflects increased borrowing levels due to business acquisitions. Investment income was $255,000, compared to $82,000 in the prior year, reflecting realized capital gains. Non-operating expenses for the first nine months increased $199,000, due to higher interest expense.

Collectively, special charges effecting net income before extraordinary item in the third quarter of fiscal 1997 amounted to $11.0 million pre-tax or $6.7 million, net of tax, reducing earnings per share by $.56. The Company also recorded an $800,000 extraordinary charge for the write-off of unamortized debt issuance costs attributable to the 7% convertible debentures, which were exchanged for a new issue during the quarter. Net of tax, the charge was $488,000, or $.04 per share.

Net income for the third quarter was $2.2 million or $.17 per share (diluted), compared to a net loss of $6.5 million or $.55 per share in the prior year. Net income for the nine-month period was $6.7 million, or $.54 per share, compared to a net loss of $3.3 million, or $.28 per share in the prior year.

Liquidity and Capital Resources

Cash provided by operations for the nine-month period was $9.0 million in fiscal 1998, compared to $1.6 million in 1997. Working capital increases reduced cash by $2.5 million, compared to $6.9 million last year. Accounts payable increased $5.5 million in 1998 and declined $1.0 million in 1997, reflecting the timing of inventory purchases. Accounts receivable increased $4.8 million in the current year, as a result of higher sales levels. Business acquisitions, capital expenditures and dividend payments were funded primarily by cash generated by operations and increases in borrowings. Interest payments for the nine-month period were $7.5 million in fiscal 1998 and $6.5 million in 1997.
                                      (11)

In August 1997, the Company acquired substantially all of the assets of SSI, a Canadian distributor of security products. To complete the acquisition, the Company's Canadian subsidiary amended its revolving credit and term loan agreement from $6.0 million to $12.4 million.

Effective March 1, 1998, the Company replaced its $35.0 million floating-rate bank term loan with a new $50.0 million floating-rate credit facility maturing March 1, 2001. The Company's Canadian subsidiary revolving credit and term loan agreement was amended to mature on the same date.

The Company's loan agreements contain various financial and operating covenants which place restrictions on dividends and set benchmark levels for tangible net worth, debt / tangible net worth ratio and annual debt service coverage. The Company was in compliance with these covenants at February 28, 1998. The new floating-rate credit facility contains restrictions relating to the purchase by the Company of treasury stock or the payment of cash dividends. At March 1, 1998, $10.0 million was free of such restrictions. The Company's policy regarding payment of dividends is reviewed periodically by the Board of Directors in light of the Company's operating needs and capital structure.

Cash reserves, investments, funds from operations and credit lines are expected to be adequate to meet the operational needs and future dividends of the Company.
                                      (12)

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

ITEM 3.               DEFAULTS UPON SENIOR SECURITIES
                         None.

ITEM 4.               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                         None.

ITEM 5.               OTHER INFORMATION
                         None.

ITEM 6.               EXHIBITS AND REPORTS ON FORM 8-K

                         (a) Exhibit 10(a) - Loan Agreement dated as of
                             March 1, 1998 among Richardson Electronics, Ltd., various lending institutions and American National Bank and Trust Company of Chicago as Agent, establishing a $50,000,000 Credit Facility.

                             Exhibit 10(b) - Amended and Restated Credit
                             Agreement made as of March 1, 1998 between Burtek Systems Inc. as Borrower and First Chicago NBD Bank, Canada as Lender and Richardson Electronics, Ltd. and Guarantor.

                             Exhibit 10(c) - Employment Agreement dated as of January 26, 1998 between the Company and Norman Hilgendorf.

                                      (13)

                             Exhibit 10(d) - Employment contract dated May 10, 1993 as amended March 23, 1998 between the Company and Pierluigi Calderone.

                             Exhibit 27 - Financial Data Schedule

                             Financial Data Schedules restated for SFAS 128:
                                Exhibit 27.1 - May 31, 1995
                                Exhibit 27.2 - May 31, 1996
                                Exhibit 27.3 - May 31, 1997
                                Exhibit 27.4 - August 31, 1996
                                Exhibit 27.5 - August 31, 1997
                                Exhibit 27.6 - November 30, 1996
                                Exhibit 27.7 - November 30, 1997
                                Exhibit 27.8 - February 28, 1997

                         (b)  Reports on Form 8-K  -  None

                                    SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         RICHARDSON ELECTRONICS, LTD.

Date March 30, 1998      By   /s/
                             William J. Garry
                             Vice President and
                             Chief Financial Officer

                                      (14)