Form 10-K
period 1998-05-31
RICHARDSON ELECTRONICS LTD/DE
filed 1998-08-28
CIK 355948

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-K

 X     ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 (FEE REQUIRED)
      For the fiscal year ended                   May 31, 1998

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

  40W267 Keslinger Road, P.O. Box 393, LaFox, Illinois 60147-0393
              (Address of principal executive offices)

Registrant's telephone number including area code:            (630) 208-2200



Securities registered pursuant to Section 12(b) of the Act:      None


Securities registered pursuant to Section 12(g) of the Act:Common Stock, $.05 par value

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

As of August 24, 1998, there were outstanding 11,288,726 shares of Common Stock, $.05 par value, and 3,235,621 shares of Class B Common Stock, $.05 par value, which are convertible into Common Stock on a share for share basis, of the registrant and the aggregate market value of such shares, based on the reported last sale price of the common stock on such date, held by non-affiliates of the registrant was approximately $104,800,000.


                            (Cover page continued)

Portions of the 1998 Annual Report to Stockholders of registrant for fiscal year ended May 31, 1998 are incorporated in Parts I, II, and IV of this Report. Portions of the registrant's Proxy Statement dated September 3, 1998 for the Annual Meeting of Stockholders scheduled to be held October 6, 1998, which will be filed pursuant to Regulation 14(A), are incorporated by reference in Part III of this Report. Except as specifically incorporated herein by reference, the above mentioned Annual Report to Stockholders and Proxy Statement are not deemed filed as part of this report.

The exhibit index is located at pages 16 through 23.

                                   PART I

Item 1.     Business

Introduction and Business Strategy

Richardson Electronics, Ltd. is a specialized international distributor of electronic components, equipment and assemblies primarily for niche industrial applications. Its products include electron tubes, microwave generators, radio frequency ("RF") and microwave components, power semiconductors, data display monitors and electronic security products and systems. These products are used to control, switch or amplify electrical power or signals, or as display, recording or alarm devices in a variety of industrial, communication, medical and scientific applications. Richardson differentiates itself by providing engineered solutions to its customers. Its capabilities extend beyond simple product distribution to include specialty product manufacturing and systems integration and include value-added services such as component assembly, prototype design and manufacture, testing, kitting and logistics.

The Company's objective is to be the preeminent international supplier of niche electronic components to industrial and commercial users. To fulfill this objective, the Company employs the following basic strategies:

Capitalize on Engineering and Manufacturing Expertise. Richardson believes that its success is largely attributable to its core engineering and manufacturing competency and skill in identifying cost competitive solutions for its customers. Historically, the Company's primary business was the distribution and manufacture of electron tubes and it continues to be a major supplier of these products. Today, the Company out-sources manufacturing requirements for products sold in volume, but retains its engineering and manufacturing expertise, leveraging this knowledge in finding engineered solutions for the customers' applications, not only in electron tube technology but in each of the product areas in which it specializes. Approximately 45% of the Company's sales are derived from products the Company electronically or physically modifies or sells under its own brand names.

Specialize in Selected Niche Markets. The Company specializes in selected niche markets which demand technical service and where price is not the primary competitive factor. Richardson seldom competes against commodity distributors. In many parts of its business, the Company's principal competitors are not other distributors but rather original equipment manufacturers ("OEMs"). The Company offers engineered solutions to its customers including the design, prototype manufacturing and/or electrical or mechanical modification and distribution of approximately 80,000 products ranging in price from $1 to $100,000 each. The Company estimates that over 60% of its sales are attributable to products intended for replacement and repair applications, in contrast to use as components in new original equipment.

Leverage Customer Base. The Company strives to grow by offering new products to its existing customer base. The Company has followed the migration of its customers from electron tubes to newer technologies, primarily semiconductors. Sales of products other than electron tubes represented 60.8% of sales in the year ended May 31, 1998, compared to 38.5% five years ago.

Maintain Superior Customer Service. The Company maintains more than 300,000 part numbers in its inventory data base. More than 80% of all orders received by 6:00 p.m. are shipped complete the same day.

Provide Global Service. Richardson has kept pace with the globalization of the electronics industry, and addresses the growing demands in lesser developed countries for modern business and industrial equipment, as well as related parts, service and technical assistance. Today, the Company's operations are worldwide in scope through 88 sales offices, including 31 located outside of the United States. In fiscal 1998, 51.6% of sales were derived from outside the United States.

Maintain State-of-the-Art Information Systems. Through a global, information systems network, all offices have real-time access to the Company's database including customer information, product cross-referencing, competitive market analysis, stock availability and quotation activity. Customers have on-line access to product information via Richardson's web site. The Company offers electronic data interchange to those customers requiring this type of service.

Growth Strategy

Richardson's long range plan for growth and profit maximization is defined in three broad categories: internal growth, continuous operational improvement and acquisitions. Each category is discussed in the following paragraphs:

Internal Growth. The Company believes that, in most circumstances, internal growth provides the best means of expanding its business. Both geographic and product line expansion have and will be employed. In many instances, Richardson's original product line, electron tubes, provides the foundation for establishing new customer relationships, particularly in developing countries where older technologies are still predominately employed. From that base, the Company can identify and capitalize on new market opportunities for its other products. Over the last five years the Company has expanded its sales offices from 22 to 88 to support its new business development efforts.

Expansion of the Company's product offerings is an on-going program. Of particular note, the following areas have generated significant recent sales gains: microwave generators; medical imaging components; amplifiers, transmitters and pallets for wireless communication; and CCTV security systems. Additional opportunities currently being explored include flat panel displays, monitors and solar energy power tubes.

Continuous Operational Improvement. During the last three years, the Company embarked on a vigorous program to improve operating efficiencies and asset utilization. Incentive programs were revised to heighten Richardson managers' commitment to these goals. As a result, selling, general and administrative expenses as a percent of sales were reduced from 23.4% in fiscal 1995 to 21.5% in 1998. Inventory turns improved from 1.7 to 2.2 over the same period.

Additional programs are on-going. The Company believes European logistics and stocking levels may offer additional opportunities for cost savings.

Acquisitions. The Company has a successful record of acquiring and integrating businesses. Since 1980, 24 companies or significant product lines have been acquired by the Company. The Company evaluates acquisition opportunities on an ongoing basis. The Company's acquisition criteria require that a target provide either (i) product line growth opportunities permitting Richardson to leverage its existing customer base or (ii) additional geographic coverage of Richardson's existing product offerings. In the last three years, the Company's acquisition pace has accelerated with the purchases of eight businesses includ-ing, most significantly, Tubemaster (medical imaging-EDG), Compucon (interconnect devices for RF applications-SSC) and Burtek and Security Service International (security systems-SSD).

Strategic Business Units

The marketing, sales, product management and purchasing functions of Richardson are organized as four strategic business units: Electron Device Group ("EDG"), Solid State and Components ("SSC"), Display Products Group ("DPG") and Security Systems Division ("SSD"). Common logistics, information systems, finance, legal, human resources and general administrative functions support the entire organization. The Company is highly centralized with most corporate functions located at its administrative headquarters and principal stocking facility in LaFox, Illinois.

Electron Device Group

EDG's principal products, electron tubes, are used to control, switch, os-cillate or amplify electrical power. This technology has been used for more than 80 years in electronic circuitry throughout the industrialized world. With such a vast installed base, replacement applications represent EDG's primary focus. In certain situations, including high power broadcasting and industrial equipment, electron tubes are the only economical technology capable of meeting power requirements or withstanding severe environmental or other operating conditions.

EDG serves a multitude of industries including automotive, avionics, commu-nications, marine, plastics, rubber, steel and textile. Several major applica-tions include dielectric and induction heating, motor speed controls, radar, resistance welding equipment and television and radio broadcast equipment. Microwave generator systems are designed and assembled by the Company for use in the manufacture of wafers for the semiconductor industry and other industrial heating applications.

In addition to the industries set forth above, Richardson believes the in-creased emphasis on containment of medical costs offers significant opportunities to supply the diagnostic medical imaging market, estimated by the Company at $900 million annually. EDG distributes high voltage switch tubes, x-ray tubes and image intensifiers used in x-ray imaging equipment and specialty tubes for analytical equipment, as well as camera tubes, photomultipliers, switch tubes, magnetrons, hydrogen thyratrons and imaging equipment to the medical industry. In the last several years, the Company has capitalized on its engineering skill, expanding its product offering to include assistance in systems integration and upgrades of existing medical equipment to incorporate state-of-the-art imaging systems. In 1996, Richardson purchased two North American facilities, one for x-ray tube reloading and the second for digital imaging systems. During 1997, the Company continued its growth in the medical imaging market and established a European facility to supply the European market with reloaded x-ray tubes.

Certain sectors of the electron tube market in which the Company partici-pates are modestly contracting due to the continued substitution of semiconductor technology for traditional electron tube applications. EDG is expanding its customer base beyond North America and Europe. As industrialized countries convert to solid state, equipment employing tube technology is frequently redeployed to lesser developed areas of the world. Richardson's global expansion is, in part, to capitalize on this opportunity. The annual global market for electron tubes served by EDG is estimated by the Company to be more than $3.0 billion. As a result of product line and global expansion, EDG sales increased in each of the last three years.

The following is a description of EDG's major product groups:

Power Amplifier / Oscillator Tubes are vacuum or gas-filled tubes used in applications where current or voltage amplification and/or oscillation is required. Some areas of use are induction heating, diathermy equipment, communications and radar systems and power supplies for voltage regulation or amplification.

X-ray Tubes and X-ray Image Intensifiers are glass and glass/metal vacuum tubes which generate high-frequency radiation for use in industrial, analytical and medical equipment. Stationary anode x-ray tubes are used primarily for inspection and non-destructive testing of solid materials and in crystallography. Rotating anode x-ray tubes are primarily used in medical applications, including fluoroscopy and computer-aided tomography (CAT-scan).

Microwave Generators incorporate magnetrons which are high vacuum oscilla-tor tubes used to generate energy at microwave frequencies. The pulsed magnetron is predominantly used to generate high energy microwave signals for radar applications. Magnetrons are also used in vulcanizing rubber, food processing, packaging, wood / glue drying, in the manufacture of wafers for the semiconductor industry and other industrial heating applications such as microwave ovens and by the medical industry for sterilization and cancer therapy.

Broadcast Equipment includes video products, camera tubes, klystrons, transmitters and accessories used for radio and television broadcasting.

Hydrogen Thyratrons are electron tubes capable of high speed and high volt-age switching. They are used to control the power in laser and radar equipment and in linear accelerators for cancer treatment.

Thyratrons and Rectifiers are vacuum or gas-filled tubes used to control the flow of electrical current. Thyratrons are used to control ignitrons, electric motor speed controls, theatrical lighting and machinery such as printing presses and various types of medical equipment. Rectifiers are used to restrict electric current flow to one direction in power supply applications.

Industrial Receiving Tubes are vacuum tubes used to regulate or amplify small amounts of power in a wide variety of electrical and electronic equipment. Communications, medical instrumentation, consumer electronics, audiophile and industrial controls are typical applications for this product.

Ignitrons are mercury pool tubes used to control the flow of large amounts of electrical current. Their primary applications are in welding equipment, power conversion, fusion research and power rectification equipment.

Solid State and Components

SSC serves many of the same customers and industries as EDG and focuses its broad product offerings on two specialized markets. Because of the Company's expertise in electron tube technology, it developed a strong competency in power semiconductors. From this base in power semiconductors, SSC has expanded into related products for Radio Frequency ("RF") and microwave components. In addition to the distribution of products, SSC provides design, prototype assembly, kitting, testing and other essential services to these markets. SSC's RF and microwave components are used by the emerging wireless and telecommunications markets as well as Richardson's traditional communications, broadcast and avionics customers. SSC's power semiconductors and related components serve industrial markets in power conversion applications.

The majority of SSC's business is with OEMs. Because time-to-market is so critical in today's electronics industry, OEMs are outsourcing engineering design-in of devices and components. Richardson employs its core engineering expertise and distribution competency in wireless and industrial applications to meet customer requirements for design-in and prototype assembly of silicon controlled rectifier assemblies, amplifiers, pallets and other components.

In October 1996, the Company acquired Compucon, a distributor of intercon-nect devices operating in the northeastern United States. This acquisition brought to the Company a new product line and management with the specialized knowledge of its applications. The Company has achieved significant growth in this line by expanding Compucon's regional specialization through its worldwide sales network.

The following is a description of SSC's major product groups:

RF and Microwave Devices include a wide variety of components, such as mix-ers, switches, amplifiers, oscillators and RF diodes, which are used in telecom munications and other related markets, such as broadcast, cable TV, cellular and PCS, satellite, wireless LANs and various other wireless applications.

Power Semiconductors are solid-state, high-frequency power amplifiers used in broadcast, cellular, aircraft and satellite communications and in many types of electronic instrumentation. In many circumstances, the customer prefers to acquire the complete assembly as opposed to the discrete transistor. Accordingly, the Company expanded its product offering to include design and prototype assembly of amplifiers and pallets incorporating RF power transistors.

Interconnect Devices are passive components used to connect all types of electronic equipment including those employing RF technology.

Silicon Controlled Rectifiers ("SCRs"), Heat Sink Assemblies and Power Semiconductor Modules are used in many industrial control applications because of their ability to switch large amounts of power at high speeds. These silicon power devices are capable of operating at up to 4,000 volts at 2,000 amperes.

High Voltage and Power Capacitors are used in industrial, avionics, medical and broadcast applications for filtering, high-current by-pass, feed-through capacitance for harmonic attenuation, pulse shaping, grid and plate blocking, tuning of tank circuits, antenna coupling and energy discharge.

Display Products Group

DPG sells data display and instrumentation cathode ray tubes ("CRTs") that are used in data display, marine, medical, radar and avionic applications. It recently expanded its product line to include flat panel displays and monitors. DPG's primary market is users of replacement CRTs and related components, principally large manufacturing and service companies. Its customer base also includes both independent and original equipment service organizations. Richardson estimates worldwide annual factory sales of CRTs excluding television tubes to be $2 billion. DPG offers a cost effective alternative to purchasing a complete data display monitor by replacing only the defective CRT. In addition to product sales, DPG provides engineered solutions to its customers including system integration, extensive cross-referencing and other value-added capabilities that enable DPG to offer off-the-shelf availability for more than 200,000 manufacturers' part numbers from an inventory of approximately 200 standard CRTs.

Computer terminals and monitors, broadcast monitors, viewfinders and Tele-PrompTersr, radar and instrumentation displays are some of the many product applications. Large mainframe systems, using multiple data display terminals, represent the largest market served by DPG. Typical users include hospitals, airports, airlines, brokerage offices, banks, television studios, utilities and assembly lines.

The following is a description of DPG's major product groups:

Cathode Ray Tubes are vacuum tubes which convert an electrical signal into a visual image to display information on computer terminals or televisions. CRTs are used in various environments, including hospitals, financial institutions, airports and numerous other applications wherever electronic data is shared by large user groups. The product line includes both monochrome and color tubes.

Data Display Monitors are peripheral components incorporating a color or monochrome CRT capable of displaying an analog or digitally generated video signal.

Flat Panel Displays are display monitors incorporating a liquid crystal display or plasma panel, rather than a CRT, typically a few inches in depth and ranging from 10" to 42" measured diagonally.

Security Systems Division

SSD serves the commercial security and surveillance industry with a primary emphasis on closed circuit television ("CCTV") systems and components. SSD's strategy is to leverage Richardson's existing customer base of Fortune 1000 customers and other large end users, as opposed to security dealers or retailers. SSD's principal value-added service is system design. The Company believes that due to heightened concerns over crime and the increasing incidence of liability claims, industrial and commercial organizations are expanding the use of CCTV systems to monitor and document activities in a wide range of applications. Industry sources estimate that North American wholesale sales of CCTV and related security equipment were $750 million in 1997 with a projected annual growth rate of 10% through 2000. In addition to its CCTV product offerings, SSD provides electronic components for burglar and fire detection systems, access control systems and commercial sound systems.

Technology is changing continuously in the electronic surveillance indus-try. SSD offers its customers engineered solutions including systems integration, education and training. These engineered solutions assure SSD's customers remain at the forefront of the industry in terms of product knowledge and end user requirements.

SSD's sales increased significantly in 1996, 1997 and 1998. Acquisitions and a significant increase in SSD's field sales force were principally responsible for these significant sales gains. In February 1997 and August 1997, respectively, the Company acquired Burtek and Security Services International, both of which are security systems distributors operating in Canada, with combined annual sales of $38 million.

The following is a description of SSD's major product groups:

CCTV Products which include cameras, lenses, monitors, scanners, time lapse recorders and associated accessories, are used in surveillance applications and for monitoring hazardous environments in the workplace.

Burglar and Fire Detection Systems are devices used to detect unauthorized access to an area or the presence of smoke or fire.

Commercial Sound Systems are sound reproduction components used in back-ground music, paging and telephonic interconnect systems.

Distribution and Marketing

The Company purchases vacuum tubes, RF and power semiconductors, related electronic components and electronic security products and systems from various sources, including Advanced Power Technology, Burle Industries, Clinton

Electronics, Communication and Power Industries ("CPI"), Covimag, Dunlee, Ericsson, General Electric, Hi Sharp, Huber & Suhner, Jennings, Litton, M/A-COM, MPD, New Japan Radio, Orion/Daewoo, Panasonic, Pelco, Philips, Powerex, QMI, RF Prime, RF Products, Samsung, Samtell, Sanyo, SGS THOMSON, Semtech, Sensormatic, Sony, Stanford Microdevices, Stellex Microwave Systems, Teletube, Toshiba, Triton Services, and Varian Associates. No single outside supplier accounted for more than 10% of the Company's purchases in any one of the last three years, other than CPI, which accounted for 8.4%, 10.3% and 12.6% of purchases in fiscal 1998, 1997 and 1996, respectively.

In 1991, the Company settled an antitrust suit with the U.S. Department of Justice related to its participation in the electron tube manufacturing industry. As a consequence, certain of its manufacturing activities became uneconomic and were divested or discontinued. Covimag is the entity formed to acquire the Company's former Brive, France manufacturing operation. Formal transfer of ownership occurred in January 1995. Under an evergreen agreement, the Company and Covimag negotiate a purchase commitment on an annual basis. Covimag is managed by the same individuals previously employed by the Company at this facility. Covimag is highly dependent on Richardson, which is its primary customer. Settlement of purchases under the contract are at standard terms. Except for the supply contract, Richardson has no other financial commitment to or from Covimag. Relationships under the supply contract are believed by the Company to be satisfactory.

In addition to the agreement with Covimag, the Company has marketing dis-tribution agreements with various manufacturers in the electron tube, semiconductor and CCTV industries. The most significant distributor agreement is with CPI under which the Company is the exclusive distributor of power grid tubes throughout the world, with the exception of the United States and certain Eastern European countries. In these areas, however, the Company remains the only CPI stocking distributor.

Customer orders are taken by the regional sales offices and generally di-rected to one of Richardson's principal distribution facilities in LaFox, Illinois; Houston, Texas; Vancouver, British Columbia; or Lincoln, England. There are 28 additional stocking locations throughout the world. The Company utilizes a sophisticated data processing network which provides on-line, real-time interconnection of all sales offices and central distribution operations. Information on stock availability, cross-reference information, customers and competitive market analyses are instantly obtainable throughout the entire distribution network.

Manufacturing

The Company distributes its proprietary products principally under the trade names "National," "Cetron," "RF Gain", 'Amperex." and "MONORAY". Approxi-mately 22% of the Company's sales are from products it manufactures or modifies through value-added services. The Company also sells products under these brand names made by independent manufacturers to the Company's specifications.

The products currently manufactured by the Company, or subcontracted on a proprietary basis for the Company, include thyratrons and rectifiers, power tubes, ignitrons, microwave generators, solar collector power tubes, electronic display tubes, phototubes, SCR assemblies, spark gap tubes, RF amplifiers, transmitters and pallet assemblies. Richardson reloads and remanufactures medical x-ray tubes. The materials used in the manufacturing process consist of glass bulbs and tubing, nickel, stainless steel and other metals, plastic and metal bases, ceramics and a wide variety of fabricated metal components.

Employees

As of May 31, 1998, the Company employed 792 individuals on a full-time ba-sis. Of these, 470 are located in the United States, including 60 employed in administrative and clerical positions, 313 in sales and distribution and 97 in value-added and product manufacturing. The Company's international subsidiaries employ an additional 322 individuals engaged in administration, sales, distribu tion and value-added operations. All of Richardson's employees are non-union. The Company's relationship with its employees is considered to be good.

Competition

Richardson believes that, on a global basis, it is a significant distribu-tor of electron tubes, RF and power semiconductors and subassemblies, CRTs and security systems. For many of its product offerings, the Company competes against the OEM for sales of replacement parts and system upgrades to service existing installed equipment. In addition, the Company competes worldwide with other general line distributors and other distributors of electronic components.

Patents and Trademarks

The Company holds or licenses certain manufacturing patents and trademark rights, including the trademarks "National," "Cetron" and "Amperex." The Company believes that although its patents and trademarks have value, they will not determine the Company's success, which depends principally upon its core engineering capability, marketing technical support, product delivery and the quality and economic value of its products.

Item 2.	Properties

The Company's corporate facility and largest distribution center is owned by the Company and is located on approximately 300 acres in LaFox, Illinois, consisting of approximately 255,000 square feet of manufacturing, warehouse and office space. Richardson also owns a building containing approximately 45,000 square feet of warehouse space on 1.5 acres in Geneva, Illinois. Owned facilities outside of the United States are located in England, Spain and Italy.

The Company also maintains branch sales offices in or near major cities throughout the world, including 35 locations in North America, 13 in Europe, 9 in the Far East / Pacific Rim and 3 in Latin America. The Company leases production facilities in Texas, Virginia and the Netherlands for its medical tube reloading operations. The Company also leased facilities in Franklin Park, Illinois, from a trust, of which Edward J. Richardson, Chairman of the Board of the Company, is the principal beneficiary, for a term which expired June 30, 1998. Under the terms of this net lease, the Company made rental payments of $68,705 per year. In the opinion of management, the lease was on terms no less favorable to the Company than similar leases which would have been available from unrelated third parties.

Item 3.	Legal Proceedings

The Company is a defendant in Panache Broadcasting of Pennsylvania v. Richardson Electronics, Ltd. in United States District Court, Northern District of Illinois, filed in 1990. The complaint purports to be a class action on behalf of all persons and businesses in the United States who purchased electron power tubes from one or more of the defendant corporations at any time since February 26, 1986. The complaint alleges antitrust violations and seeks treble damages, injunctive relief and attorneys fees. The Company has denied the material allegations. The case remains primarily in the preliminary discovery stage.

The Company is also a defendant in Arius, Inc. v. Richardson Electronics, Ltd. pending in state court in Orlando, Florida. The complaint, filed in 1995, alleges a breach of a confidentiality agreement between Richardson and Arius and other causes of action against Richardson and three employees. The court entered an order prohibiting, among other things, contact by Richardson and one of its employees with Arius customers, except in the ordinary course of business. Shortly after entry of this order, Arius filed a Chapter 7 bankruptcy petition and ceased to be a going concern. In early 1998, Arius' bankruptcy trustee filed a motion seeking to penalize Richardson for having made sales to alleged Arius customers subsequent to the date Arius filed its bankruptcy petition. The motion was denied by the court on July 14, 1998.

From time to time the Company is involved in other litigation arising in the normal course of its business which is not expected to have a material adverse effect on the Company.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of stockholders, through the solicita-tion of proxies or otherwise, during the fourth quarter of the fiscal year ended May 31, 1998.

                                   PART II

Item 5.     Market for the Registrant's Common Equity and Related Stockholder
            Matters

Incorporated herein by reference to pages 8 (for dividend payments) and 17 (for market data) of the Annual Report.

Item 6.     Selected Financial Data

Incorporated herein by reference to page 3 of the Annual Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Incorporated herein by reference to pages 4 to 6 of the Annual Report.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Not applicable until Report on Form 10-K for fiscal year ended May 31, 1999.

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

                                   PART III

Item 10.    Directors and Executive Officers of the Registrant

Information concerning Directors and Executive Officers of the Company is contained in the Company's Proxy Statement to be used in connection with its Annual Meeting of Stockholders scheduled to be held October 6, 1998, under the captions "ELECTION OF DIRECTORS - Information Relating to Directors, Nominees and Executive Officers", "ELECTION OF DIRECTORS - Affiliations" and "SECTION 16 FILINGS", which information is incorporated herein by reference.

Item 11.    Executive Compensation

Incorporated herein by reference is information concerning executive compensation contained in the Company's Proxy Statement to be used in connection with its Annual Meeting of Stockholders scheduled to be held October 6, 1998, under the captions "ELECTION OF DIRECTORS - Directors Compensation" and "EXECUTIVE COMPENSATION", except for captions "REPORT ON EXECUTIVE COMPENSATION" and "PERFORMANCE GRAPH".

Item 12.    Security Ownership of Certain Beneficial Owners and Management

Information concerning security ownership of certain beneficial owners and management is contained in the Company's Proxy Statement to be used in connection with its Annual Meeting of Stockholders scheduled to be held October 6, 1998, under the caption "ELECTION OF DIRECTORS - Information Relating to Directors, Nominees and Executive Officers" and "PRINCIPAL STOCKHOLDERS", which information is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions is contained in the Company's Proxy Statement to be used in connection with its Annual Meeting of Stockholders scheduled to be held October 6, 1998, under the caption "EXECUTIVE COMPENSATION - Compensation Committee Interlocks and Insider Participation", which information is incorporated herein by reference.

                                   PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The following consolidated financial statements of the registrant and its subsidiaries included on pages 7 through 16 of the Annual Report are incorporated herein by reference:


                                                            Filing Method
Report of Independent Accountants                                 E
1.     FINANCIAL STATEMENTS:
       Consolidated Balance Sheets - May 31, 1998 and
       1997                                                       E

       Consolidated Statements of Operations - Years
       ended May 31, 1998, 1997 and 1996                          E

       Consolidated Statements of Cash Flows - Years
       ended May 31, 1998, 1997 and 1996                          E

       Consolidated Statements of Stockholders' Equity -
       Years ended May 31, 1998, 1997 and 1996                    E

       Notes to Consolidated Financial Statements                 E

	 The following consolidated financial information for the fiscal years 1998, 1997 and 1996 is submitted herewith:

2.     FINANCIAL STATEMENT SCHEDULES:

II.    Valuation and Qualifying Accounts                           E

       All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore, have been omitted.

      (b)   REPORTS ON FORM 8-K.

            None.

                                      15
      (c)   EXHIBITS


                                                           Filing Method

3(b)    By-laws of the Company, as amended, incorporated by       NA
        reference to the Company's Annual Report on Form
        10-K for the fiscal year ended May 31, 1997.

4(a)    Restated Certificate of Incorporation of the Com-         NA
        pany, incorporated by reference to Appendix B to the Proxy Statement / Prospectus dated November 13,
        1986, incorporated by reference to the Company's
        Registration Statement on Form S-4, Commission File
        No. 33-8696.


4(b)    Specimen forms of Common Stock and Class B Common         NA
        Stock certificates of the Company incorporated by reference to Exhibit 4(a) to the Company's Regis-tration Statement on Form S-1, Commission File No.
        33-10834.

4(c)    Indenture between the Company and Continental             NA
        Illinois National Bank and Trust Company of Chicago
        (including form of 7 1/4% Convertible Subordinated
        Debentures due December 15, 2006) incorporated by reference to Exhibit 4(b) to the Company's Annual
        Report on Form 10-K for the fiscal year ended May
        31, 1987.

4(c)(1) First Amendment to the Indenture between the Com-         NA
        pany and First Trust of Illinois, a National Asso-ciation, as successor to Continental Illinois
        National Bank and Trust Company of Chicago, dated
        February 18, 1997, incorporated by reference to
        Exhibit 4(a) to the Company's Quarterly Report on
        Form 10-Q for the quarter ended February 28, 1997.

4(d)    Indenture between the Company and American National       NA
        Bank and Trust Company, as Trustee, for 8 1/4% Con-vertible Senior Subordinated Debentures due June
        15, 2006 (including form of 8 1/4% Convertible Senior
        Subordinated Debentures due June 15, 2006) incorpo-rated by reference to Exhibit 10 of the Company's
        Schedule 13E-4, filed February 18, 1997.

10(a)   Loan Agreement dated as of March 1, 1998 among            NA
        Richardson Electronics, Ltd., various lending institutions and American National Bank and Trust
        Company of Chicago as Agent, establishing a $50,000,000 Credit Facility, incorporated by refer-ence to Exhibit 10(a) to the Company's Quarterly
        Report on Form 10-Q for the quarter ended February
        28, 1998.

10(b)   Industrial Building Lease, dated April 10, 1996           NA
        between the Company and the American National Bank and Trust Company, as trustee under Trust No. 56120 dated 2-23-83 incorporated by reference to Exhibit
        10(b) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1996.

10(c)   Amended and Restated Credit Agreement made as of          NA
        March 1, 1998 between Burtek Systems, Inc. as
        Borrower and First Chicago NBD Bank, Canada as
        Lender Richardson Electronics, Ltd. as Guarantor, incorporated by reference to Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1998.

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

10(e)(1)First Amendment to the Company's Amended and Re-          NA
        stated Incentive Stock Option Plan effective April
        11, 1989 incorporated by reference to Exhibit
        10(l)(1) to the Company's Annual Report on Form 10-
        K for the fiscal year ended May 31, 1989.

10(e)(2)Second Amendment to the Company's Amended and             NA
        Restated Incentive Stock Option Plan effective
        April 11, 1989 incorporated by reference to Exhibit
        10(l)(2) to the Company's Annual Report on Form 10-
        K for the fiscal year ended May 31, 1991.

10(e)(3)Third Amendment to the Company's Amended and Re-          NA
        stated Incentive Stock Option Plan effective April
        11, 1989 dated August 15, 1996, incorporated by reference to the Company's Proxy Statement used in connection with its Annual Meeting of Stockholders held October 1, 1996.

10(f)   Richardson Electronics, Ltd. Employees 1996 Stock         NA
        Purchase Plan incorporated by reference to Appendix
        A of the Company's Proxy Statement dated September
        3, 1996 for its Annual Meeting of Stockholders held on October 1, 1996.

10(g)   Employees Stock Ownership Plan and Trust Agreement,       NA
        effective as of June 1, 1987, dated July 14, 1994, incorporated by reference to Exhibit 10(f) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1994.

10(g)(1)First Amendment to Employees Stock Ownership Plan         NA
        and Trust Agreement, dated July 12, 1995, incorpo-rated by reference to Exhibit 10(g)(1) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1995.

10(g)(2)Second Amendment to Employees Stock Ownership Plan        NA
        and Trust Agreement, dated July 12, 1995, dated
        April 10, 1996, incorporated by reference to the Company's Proxy Statement used in connection with its Annual Meeting of Stockholders held October 1,
        1996.

10(g)(3)Third Amendment to Employees Stock Ownership Plan         E
        and Trust Agreement, dated July 12, 1995, dated
        April 9, 1997.

10(h)   Stock Option Plan for Non-Employee Directors incor-       NA
        porated by reference to Appendix A to the Company's
        Proxy Statement dated August 30, 1989 for its
        Annual Meeting of Stockholders held on October 18,
        1989.

10(i)   Richardson Electronics, Ltd. 1996 Stock Option Plan       NA
        for Non-Employee Directors, incorporated by refer-ence to Appendix C of the Company's Proxy Statement dated September 3, 1996 for its Annual Meeting of
        Stockholders held on October 1, 1996.

10(j)   The Company's Employees' Incentive Compensation           NA
        Plan incorporated by reference to Appendix A to the Company's Proxy Statement dated August 31, 1990 for its Annual Meeting of Stockholders held on October
        9, 1990.

10(j)(1)First Amendment to Employees Incentive Compensation       NA
        Plan incorporated by reference to Exhibit 10(p)(1) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1991.

10(j)(2)Second Amendment to Employees Incentive Compensa-         NA
        tion Plan dated August 15, 1996, incorporated by reference to the Company's Proxy Statement used in connection with its Annual Meeting of Stockholders held October 1, 1996.

10(k)   Richardson Electronics, Ltd. Employees' 1994 Incen-       NA
        tive Compensation Plan incorporated by reference to Exhibit A to the Company's Proxy Statement dated
        August 31, 1994 for its Annual Meeting of Stock-holders held on October 11, 1994.

10(k)(1)First Amendment to the Richardson Electronics, Ltd.       NA
        Employees' 1994 Incentive Compensation Plan dated
        August 15, 1996, incorporated by reference to the Company's Proxy Statement used in connection with its Annual Meeting of Stockholders held October 1,
        1996.

10(l)   Richardson Electronics, Ltd. 1996 Incentive Compen-       E
        sation Plan incorporated by reference to Appendix B of the Company's Proxy Statement dated September 3,
        1996 for its Annual Meeting of Stockholders held on October 1, 1996.

10(m)   Richardson Electronics, Ltd. 1998 Incentive Compen-       NA
        sation Plan incorporated by reference to Appendix A of the Company's Proxy Statement dated September 3,
        1998 for its Annual Meeting of Stockholders held on October 6, 1998.

10(n)   Correspondence outlining Agreement between the            NA
        Company and Arnold R. Allen with respect to Mr.
        Allen's employment by the Company, incorporated by reference to Exhibit 10(v) to the Company's Annual
        Report on Form 10-K, for the fiscal year ended May
        31, 1985.

10(n)(1)Letter dated February 3, 1992 between the Company         NA
        and Arnold R. Allen outlining Mr. Allen's engage-ment as a consultant by the Company, incorporated by reference to Exhibit 10 (r)(1) to the Company's
        Annual Report on Form 10-K, for the fiscal year ended May 31, 1992.

10(n)(2)Letter dated April 1, 1993 between the Company and        NA
        Arnold R. Allen regarding Mr. Allen's engagement as consultant by the Company, incorporated by refer-ence to Exhibit 10(i)(2) to the Company's Annual
        Report on Form 10-K for the fiscal year ended May
        31, 1994.

10(o)   Letter dated January 14, 1992 between the Company         NA
        and Jacques Bouyer setting forth the terms of Mr.
        Bouyer's engagement as a management consultant by the Company for Europe, incorporated by reference to Exhibit 10(t)(1) to the Company's Annual Report on Form 10-K for the fiscal year ended on May 31, 1992.

10(o)(1)Letter dated January 15, 1992 between the Company         NA
        and Jacques Bouyer setting forth the terms of Mr.
        Bouyer's engagement as a management consultant by the Company for the United States, incorporated by reference to Exhibit 10(t)(1) to the Company's
        Annual Report on Form 10-K for the fiscal year ended on May 31, 1992.

10(p)   Letter dated January 13, 1994 between the Company         NA
        and Samuel Rubinovitz setting forth the terms of Mr. Rubinovitz' engagement as management consultant by the Company incorporated by reference to Exhibit
        10(m) to the Company's Annual Report on Form 10-K for the fiscal year ended on May 31, 1994.

10(q)   Letter dated April 4, 1994 between the Company and        NA
        Bart F. Petrini setting forth the terms of Mr.
        Petrini's employment by the Company, incorporated by reference to Exhibit 10(o) to the Company's
        Annual Report on Form 10-K for the fiscal year ended on May 31, 1994.

10(r)   Letter dated May 20, 1994 between the Company and         NA
        William J. Garry setting forth the terms of Mr.
        Garry's employment by the Company, incorporated by reference to Exhibit 10(p) to the Company's Annual
        Report on Form 10-K for the fiscal year ended on May 31, 1994.

10(s)   Employment, Nondisclosure and Non-Compete Agreement        E
        dated June 1, 1998 between the Company and Flint
        Cooper setting forth the terms of Mr. Cooper's employment by the Company.

10(t)   Agreement dated January 16, 1997 between the Com-         NA
        pany and Dennis Gandy setting forth the terms of Mr. Gandy's employment by the Company, incorporated by reference to Exhibit 10(b) to the Company's
        Quarterly Report on Form 10-Q for the quarter ended
        February 28, 1997.

10(u)   Agreement dated March 21, 1997 between the Company        NA
        and David Gilden setting forth the terms of Mr.
        Gilden's employment by the Company, incorporated by reference to Exhibit 10(c) to the Company's Quar-terly Report on Form 10-Q for the quarter ended
        February 28, 1997.

10(v)   Employment agreement dated as of November 7, 1996         NA
        between the Company and Bruce W. Johnson incorpo-rated by reference to Exhibit (c)(4) of the Com-pany's Schedule 13 E-4, filed December 18, 1996.

10(w)   Employment agreement dated as of January 26, 1998         NA
        between the Company and Norman Hilgendorf, incorpo-rated by reference to Exhibit 10(c) of the Com-pany's Quarterly Report on Form 10-Q for the quar-ter ended February 28, 1998.

10(x)   Employment agreement dated as of May 10, 1993 as          NA
        amended March 23, 1998 between the Company and Pierluigi Calderone incorporated by reference to
        Exhibit 10(d) of the Company's Quarterly Report on
        Form 10-Q for the quarter ended February 28, 1998.

10(y)   The Company's Directors and Officers Liability            NA
        Insurance Policy issued by Chubb Group of Insurance
        Companies Policy Number 8125-64-60A, incorporated by reference to Exhibit 10(t) to the Company's
        Annual Report on Form 10-K for the fiscal year ended May 31, 1991.

10(y)(1)The Company's Directors and Officers Executive            E
        Liability and Indemnification Insurance Policy renewal issued by Chubb Group of Insurance Compa-nies - Policy Number 8125-64-60E.

10(y)(2)The Company's Excess Directors and Officers Liabil-       E
        ity and Corporate Indemnification Policy issued by St. Paul Mercury Insurance Company - Policy Number
        900DX0414.

10(y)(3)The Company's Directors and Officers Liability            E
        Insurance Policy issued by CNA Insurance Companies
        - Policy Number DOX600028634.

10(z)   Distributor Agreement, executed August 8, 1991,           NA
        between Registrant and Varian Associates, Inc., incorporated by reference to Exhibit 10(d) of the Company's Current Report on Form 8-K for September
        30, 1991.

10(z)(1)Amendment, dated as of September 30, 1991, between        NA
        Registrant and Varian Associates, Inc., incorpo-rated by reference to Exhibit 10(e) of the Com-pany's Current Report on Form 8-K for September 30,
        1991.

10(z)(2)First Amendment to Distributor Agreement between          NA
        Varian Associates, Inc. and the Company as of April
        10, 1992, incorporated by reference to Exhibit
        10(v)(5) of the Company's Annual Report on Form 10-
        K for the fiscal year ended May 31, 1992.

10(z)(3)Consent to Assignment and Assignment dated August         NA
        4, 1995 between Registrant and Varian Associates
        Inc., incorporated by reference to Exhibit 10(s)(4) of the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1995.

10(z)(4)Final Judgment, dated April 1, 1992, in the matter        NA
        of United States of America v. Richardson Electron-ics, Ltd., filed in the United States District
        Court for the Northern District of Illinois, East-ern Division, as Docket No. 91 C 6211 incorporated by reference to Exhibit 10(v)(7) to the Company's
        Annual Report on Form 10-K for the fiscal year ended May 31, 1992.

10(aa)  Trade Mark License Agreement dated as of May 1,           NA
        1991 between North American Philips Corporation and the Company incorporated by reference to Exhibit
        10(w)(3) of the Company's Annual Report on Form
        10-K for the fiscal year ended May 31, 1991.

10(bb)  Agreement among Richardson Electronics, Ltd.,             NA
        Richardson Electronique S.A., Covelec S.A. (now known as Covimag S.A.), and Messrs. Denis Dumont and
        Patrick Pertzborn, delivered February 23, 1995, translated from French, incorporated by reference to
        Exhibit 10(b) to the Company's Report on Form 8-K dated February 23, 1995.

10(cc)  Settlement Agreement by and between the United States     NA
        of America and Richardson Electronics, Ltd. dated May
        31, 1995 incorporated by reference to Exhibit 10(a) to the Company's Report on Form 8-K dated May 31,
        1995.


13      Annual Report to Stockholders for fiscal year              E
        ending May 31, 1998 (except for the pages and information thereof expressly incorporated by reference in this Form 10-K, the Annual Report to Stockholders is provided solely for the information of the Securities and Exchange Commission and is not deemed "filed" as part of this Form 10-K).

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

                                 By:/s/
                                    William J. Garry
                                    Senior Vice President
Date:  August 24, 1998              Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the regis-trant and in the capacities and on the dates indicated.
/s/                                       /s/
Edward J. Richardson, Chairman            Bruce W. Johnson, President,
of the Board, Chief Executive             Chief Operating Officer, and Director
Officer (principal executive officer)     August 24, 1998
and Director
August 24, 1998

/s/                                       /s/
William J. Garry, Senior Vice             Ad Ketelaars, Director
President and Chief Financial             August 24, 1998
Officer (principal financial and
accounting officer) and Director
August 24, 1998

/s/                                      /s/
Scott Hodes, Director                    Samuel Rubinovitz, Director
August 24, 1998                          August 24, 1998

/s/                                      /s/
Arnold R. Allen, Director                Kenneth J. Douglas, Director
August 24, 1998                          August 24, 1998

/s/                                      /s/
Jacques Bouyer, Director                 Harold L. Purkey, Director
August 24, 1998                          August 24, 1998



The following portions of the Company's Annual Report to Stockholders for the Year Ended May 31, 1998 are incorporated by reference. The page numbers as indicated are the same as he printed copy which was distributed to the shareholders.

Five-Year Financial Review

(in thousands, except per share amounts)
Statement of Operations Data

                                                            Year Ended May 31
                                        ------------------------------------------------
                                          1998    1997 (1)    1996    1995 (2)  1994 (3)
                                        --------  --------  --------  --------  --------
Net sales                               $304,172  $255,139  $239,667  $208,118  $172,094
Cost of products sold                    217,509   187,675   169,123   152,785   151,203
Selling, general and administrative
 Expenses                                 65,393    62,333    52,974    48,674    41,226
Other expense, net                         7,334     7,856     5,559     4,028     5,874
                                        --------  --------  --------  --------  --------
Income (loss) before income taxes
  and extraordinary item                  13,936    (2,725)   12,011     2,631   (26,209)
Income tax provision (benefit)             4,200    (1,720)    3,900       150    (6,400)
                                        --------  --------  --------  --------  --------
Income (loss) before extraordinary item    9,736    (1,005)    8,111     2,481   (19,809)
Extraordinary gain (loss), net of tax         --      (488)       --       527        --
                                        --------  --------  --------  --------  --------
Net income (loss)                       $  9,736  $ (1,493) $  8,111  $  3,008  $(19,809)
                                        ========  ========  ========  ========  ========
Income (loss) per share - basic:
  Before extraordinary item             $    .79  $   (.08) $    .70  $    .22  $  (1.76)
  Extraordinary gain (loss), net of tax       --      (.04)       --       .05        --
                                        --------  --------  --------  --------  --------
    Net income (loss) per share         $    .79  $   (.12) $    .70  $    .27  $  (1.76)
                                        ========  ========  ========  ========  ========
Income (loss) per share - diluted:
  Before extraordinary item             $    .77  $   (.08) $    .68  $    .21  $  (1.76)
  Extraordinary gain (loss), net of tax       --      (.04)       --       .05        --
                                        --------  --------  --------  --------  --------
    Net income (loss) per share         $    .77  $   (.12) $    .68  $    .26  $  (1.76)
                                        ========  ========  ========  ========  ========
Dividends per common share              $    .16  $    .16  $    .16  $    .16  $    .16
                                        ========  ========  ========  ========  ========


Net Sales by Strategic Business Unit                        Year Ended May 31
                                       ------------------------------------------------
                                          1998      1997      1996      1995      1994
                                       --------  --------  --------  --------  --------
Net Sales by Strategic Business Unit:
  Electron Device Group (EDG)          $119,157  $113,700  $109,925  $105,454  $ 91,736
  Solid State & Components (SSC)         88,014    74,209    67,976    52,409    42,274
  Display Products Group (DPG)           30,639    29,377    36,154    36,502    27,150
  Security Systems Division (SSD)        66,362    37,853    25,612    13,753    10,934
                                       --------  --------  --------  --------  --------
    Consolidated                       $304,172  $255,139  $239,667  $208,118  $172,094
                                       ========  ========  ========  ========  ========

Balance Sheet Data                                         As of May 31
                                       ------------------------------------------------
                                          1998      1997      1996      1995      1994
                                       --------  --------  --------  --------  --------
Receivables                            $ 63,431  $ 53,333  $ 48,232  $ 42,768  $ 34,901
Inventories                              96,443    92,194    94,327    81,267    73,863
Working capital, net                    149,577   140,821   133,151   106,235    96,494
Property, plant and equipment, net       18,477    17,526    16,054    16,388    16,932
Total assets                            209,700   192,514   180,158   173,514   179,467

Long-term debt                           87,427   107,275    92,025    79,647    86,421
Stockholders' equity                     91,585    59,590    62,792    56,154    52,573





(1)In 1997, the Company recorded special charges for severance and other costs related to a corporate reorganization and a re-evaluation of reserve estimates which increased cost of products sold by $7,200 and selling, general and administrative expenses by $3,800. Net of tax, these charges reduced income by $6,712, or $.56 per share. The Company also recorded an extraordinary loss of $800, less a related tax benefit of $312, or $.04 per share, on the exchange of certain of the Company's debentures. (See Note B to the Consolidated Financial Statements.)

(2)In 1995, the Company recorded a charge which reduced gross margin by $4,700 and net income by $2,300, or $.25 per share, for the settlement of a claim related to a 1989 contract.

(3)In 1994, cost of products sold included a $26,500 provision, of which $21,400 was for the disposition of the Company's manufacturing operations in Brive, France, and $5,100 for incremental costs related to a provision for the phase-down of domestic manufacturing operations established in 1991. Net of tax, these charges reduced results of operations by $19,500, or $1.72 per share.

                     Management's Discussion and Analysis


Results of Operations


Sales and Gross Margin Analysis

     Richardson Electronics, Ltd. is a specialized international distributor of electronic components, equipment and assemblies primarily for niche industrial applications. The marketing and sales structure of the Company is organized in four strategic business units (SBUs): Electron Device Group (EDG), Solid State and Components (SSC), Display Products Group (DPG) and Security Systems Division (SSD). Consolidated sales in fiscal 1998 were a record $304.2 million. Sales by SBU and percent of consolidated sales are presented in the following table (in thousands):


Sales                1998       %        1997       %        1996       %
                   --------   -----    --------   -----    --------   -----
 EDG               $119,157    39.2    $113,700    44.6    $109,925    45.8
 SSC                 88,014    28.9      74,209    29.1      67,976    28.4
 DPG                 30,639    10.1      29,377    11.5      36,154    15.1
 SSD                 66,362    21.8      37,853    14.8      25,612    10.7
                   --------   -----    --------   -----    --------   -----
   Consolidated    $304,172   100.0    $255,139   100.0    $239,667   100.0
                   ========   =====    ========   =====    ========   =====

     Gross margin for each SBU and margin as a percent of sales are shown in the following table. Gross margin reflects the distribution product margin less overstock, customer returns and other provisions. In 1997, gross margin was reduced by a $7.2 million charge - see Note B to the Consolidated Financial Statements. Manufacturing variances, warranty provisions, LIFO provisions and miscellaneous costs are included under the caption "other" (in thousands):


Gross Margins        1998       %        1997       %        1996       %
                   --------   -----    --------   -----    --------   -----
 EDG                $37,219    31.2     $32,220    28.3     $33,416    30.4
 SSC                 25,160    28.6      19,923    26.8      20,840    30.7
 DPG                 10,464    34.2       8,465    28.8      13,156    36.4
 SSD                 15,335    23.1       8,267    21.8       5,425    21.2
                   --------            --------            --------
   Total             88,178    29.0      68,875    27.0      72,837    30.4
 Other               (1,515)             (1,411)             (2,293)
                   --------            --------            --------
   Consolidated     $86,663    28.5     $67,464    26.4     $70,544    29.4
                   ========            ========            ========


     On a geographic basis, the Company categorizes its sales by destination:
North America, Europe and Rest of World (ROW). Sales and gross margin by geographic area are as follows (in thousands):

Sales                1998       %        1997       %        1996       %
                   --------   -----    --------   -----    --------   -----
 North America     $189,221    62.2    $153,221    60.1    $139,743    58.3
 Europe              65,996    21.7      55,881    21.9      57,219    23.9
 Rest of World       48,955    16.1      46,037    18.0      42,705    17.8
                   --------   -----    --------   -----    --------   -----
   Consolidated    $304,172   100.0    $255,139   100.0    $239,667   100.0
                   ========   =====    ========   =====    ========   =====


Gross Margins        1998       %        1997       %        1996       %
                   --------   -----    --------   -----    --------   -----
 North America     $ 53,421    28.2    $ 40,514    26.4    $ 41,257    29.5
 Europe              20,456    31.0      16,194    29.0      19,186    33.5
 Rest of World       14,301    29.2      12,167    26.4      12,394    29.0
                   --------            --------            --------
   Total             88,178    29.0      68,875    27.0      72,837    30.4
 Other               (1,515)             (1,411)             (2,293)
                   --------            --------            --------
   Consolidated    $ 86,663    28.5    $ 67,464    26.4    $ 70,544    29.4
                   ========            ========            ========


     North American sales increased 23.5% in 1998, following a 9.6% increase in 1997. In both years, the sales gains were primarily attributable to SSD, and, to a lesser extent, SSC and EDG. Sales in Europe increased 18.1% in 1998, after a 2.3% decrease in 1997. In 1998, European sales increased in each SBU, with SSC up 37.7%, SSD up 35.2%, DPG up 19.2% and EDG up 6.4%. In 1997, significant sales gains by SSD and SSC were more than offset by a 32.6% decline in DPG European sales from the loss of a customer. ROW sales increased 6.3% in 1998, following a 7.8% gain in 1997. In both years, the largest ROW sales gains were achieved by SSD and SSC.

     Sales denominated in currencies other than U. S. dollars were 39%, 34%,and 32% of total sales in 1998, 1997 and 1996, respectively. Foreign currency exchange rate changes reduced foreign sales by an average of 5.9% in 1998 and increased foreign sales by 2.9% in 1997. Average selling prices, excluding the effects of exchange rate changes, declined 0.3% in 1998, were unchanged in 1997 and increased 2.4% in 1996.

	Sales and gross margin trends are analyzed for each strategic business unit in the following sections.

Electron Device Group

	EDG serves the vacuum tube industry, which is characterized by mature products, the emergence of tube rebuilders, and vigorous price competition. The Company estimates that overall industry sales are modestly contracting. EDG's sales gains of 4.8% in 1998 and 3.4% in 1997 result from an increase in market share and emphasis on medical x-ray imaging. Foreign sales as a percent of total sales for EDG were 54.8% in 1998 and 56.5% in 1997 and 1996.

     The medical electronics replacement business is a growth segment of the vacuum tube industry. Demand for the replacement of x-ray, computed tomography
(CT), medical resonance imaging (MRI) and radiation therapy components is expected to continue to grow in response to the cost effectiveness of purchasing rebuilt components as opposed to purchasing new or rebuilt products directly from original equipment manufacturers. The Company has invested in expanding its medical sales force and has acquired x-ray tube and image intensifier reloading facilities in the United States and established a similar facility in the Netherlands. Sales in this EDG product line increased 21.9% to $21.4 million in 1998, following a 56.5% increase in 1997. Other growth areas in EDG include microwave generators, pulse power tubes, industrial magnetrons and broadcast transmitters.

     Gross margin as a percent of sales increased to 31.2% in 1998, compared to 30.6% in 1997 and 30.4% in 1996. For this comparison, the 1997 gross margin has been adjusted to exclude the effect of the special charge for re-evaluation of overstock provisions, which is described below. Gross margin improvement in 1998, 1997, and 1996 resulted from additional focus on pricing policies, emphasis on proprietary product lines and value-added services.

                      Management's Discussion and Analysis

Solid State and Components

     SSC operates in several markets, including the rapidly growing wireless telecommunications industry. Sales increased 18.6% in 1998 to $88.0 million, following a 9.2% increase in 1997. Sales outside of the United States represented 39.8%, 37.6% and 36.3% of SSC's sales in 1998, 1997 and 1996, respectively.

     Gross margin as a percent of sales was 28.6% in 1998, compared to 30.1% in 1997 and 30.7% in 1996. For this comparison, the 1997 gross margin has been adjusted to exclude the effect of the special charge. The gradual decline in margin reflects competitive pricing pressures and changes in product mix.

Display Products Group

     DPG sales increased 4.3% in 1998 and declined 18.7% in 1997. The 1997 sales decline is largely attributable to the loss of a major customer in Europe. Sales in 1997 were hampered by product shortages, primarily for color CRTs, as glass manufacturers were unable to meet demand. Sales outside the United States represented 48.8%, 46.1% and 51.4% of DPG's sales in 1998, 1997 and 1996, respectively.

     Gross margin as a percent of sales was 34.2% in 1998, compared to 35.1% in 1997 and 36.4% in 1996. For this comparison, the 1997 gross margin has been adjusted to exclude the effect of the special charge. The margin trend reflects competitive pressure, a shift in product mix from CRT's to monitors and other display products and industry shortages.

Security Systems Division

     SSD operates in the rapidly expanding security systems market. In August 1997, the Company acquired Security Service International, Inc. (SSI), a Canadian security systems distributor, with annual sales of $20.0 million. The acquisition follows the acquisition in February 1997 of Burtek Systems Inc. (Burtek), a Canadian security systems distributor, with annual sales of $18 million. These acquisitions contributed to the 75.3% growth in sales in 1998 and the 47.8% sales growth in 1997. Sales outside of the United States represented 63.5% of SSD's sales in 1998, 47.7% in 1997, and 38.8% in 1996.

     Gross margin was 23.1%, 21.8% and 21.2% of sales in 1998, 1997 and 1996.
The improvement in gross margin rates reflects proprietary product lines and franchises obtained with the SSI and Burtek acquisitions. Inventory turnover rates achieved by SSD are significantly higher than the Company's other SBU's, which mitigates the effect of lower gross margin rates.

Cost of Sales and Gross Margins

     The following table reconciles product margins on distribution activities to gross margins reported in the Consolidated Statements of Operations:


(% of sales)                              1998        1997        1996
                                        --------    --------    --------
Distribution product margin               29.6 %      29.9 %      31.0 %
Overstock provisions                       0.1 %      (3.0)%      (0.1)%
Customer returns and scrap                (0.6)%      (0.3)%      (0.7)%
Manufacturing and warranty costs           0.0 %      (0.1)%      (0.3)%
Other costs                               (0.6)%      (0.1)%      (0.5)%
                                        --------    --------    --------
  Gross margin                            28.5 %      26.4 %      29.4 %
                                        ========    ========    ========

     Fluctuations in distribution margins primarily reflect the shift in product mix as SSD sales have increased as a percent of consolidated sales. Distribution margins are also affected by changes in selling prices, product costs, and foreign exchange rate variations. In the third quarter of 1997, in conjunction with a corporate reorganization and review of operations, and in response to changed market conditions, the Company re-evaluated its reserves for overstock inventory. As a result of this review, the Company provided a $7.2 million charge to cost of sales.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses represented 21.5% of sales in 1998, 24.4% in 1997 and 22.1% in 1996. The 1998 improvement reflects policy and procedural changes initiated by the Company to reduce these costs. In 1997, selling, general and administrative expenses included a $3.8 million special charge for severance and other costs related to a corporate reorganization. Excluding the special charge, 1997 expenses were 22.9% of sales and increased $5.6 million over 1996, reflecting business acquisitions and the expansion of the EDG medical and SSC sales forces.

Other (Income) Expense

     Interest expense increased 6.0% in 1998, reflecting higher borrowing levels during the year. Investment income includes realized capital gains of $506,000 in 1998 and $1.1 million in 1996. Foreign exchange and other expenses primarily reflect changes in the value of the U. S. dollar relative to foreign currencies. A general strengthening of the dollar in fiscal 1997 and, to a lesser extent in 1998 and 1996, resulted in net foreign exchange losses. Income Tax Provision

     The effective tax rates were 30.1% in fiscal 1998, 63.1% in 1997 and 32.5% in 1996. The 1998 and 1996 rates differ from the statutory rate of 34.0% primarily due to the Company's foreign sales corporation benefit on export sales. The 1997 rate reflects the realization of tax benefits on prior years' foreign losses, foreign sales corporation benefits on export sales and state taxes.

Net Income (Loss) and per Share Data

     The comparability of net income (loss) and net income (loss) per share for 1998, 1997 and 1996 is affected by certain events in 1997. A special charge was recorded in 1997 for severance and other costs related to a corporate reorganization and the re-evaluation of certain reserves which reduced net income before extraordinary loss by $6.7 million, or $.56 per share. Also in 1997, an extraordinary loss reduced net income by $488,000, or $.04 per share.

                     Management's Discussion and Analysis


Financial Condition

Liquidity

	The Company offers engineered solutions, including prototype design and assembly, in niche product areas to its customers. Additionally, many of these products represent trailing-edge technology which may not be available from other sources, and may not be currently manufactured. Also, in many cases, the products are components of production equipment for which immediate availability is critical to the customer. Accordingly, the Company enjoys higher gross margins, but necessarily has larger investments in inventory than those of a commodity electronics distributor.

	Liquidity is provided by the operating activities of the Company, adjusted for non-cash items, and is reduced by working capital requirements, debt service, capital expenditures, dividends and business acquisitions. Cash provided by (used in) operations was $6.3 million in fiscal 1998, $3.6 million in 1997 and $(7.9) million in 1996. Additional investments in working capital to support sales growth were $10.6 million, $7.3 million and $22.0 million in 1998, 1997 and 1996, respectively.

	At May 31, 1998, the Company had net operating loss carryforwards of $7.9 million for U. S. federal and state income tax purposes, which are available to offset future tax liabilities. Current earnings levels are sufficient to realize these carryforwards before they expire.

	The Company has proposed a plan to the Illinois Environmental Protection Agency to monitor and process soil and groundwater at the LaFox facility. Contamination is believed to have resulted from practices previously employed at the site. The present value of the estimated future remediation costs was $600,000 and is included in accrued liabilities at May 31, 1998.

Financing

	On February 15, 1997, the Company exchanged $40.0 million of new 8 1/4% convertible debentures for an equivalent face value of its outstanding 7 1/4% convertible debentures (See Note E to the Consolidated Financial Statements). The principal purpose of the exchange was to improve the Company's future liquidity and capital position by refinancing a sufficient number of the debentures to eliminate sinking fund requirements until December 15, 2004.

	To complete the acquisition of Burtek, a subsidiary of the Company entered into a revolving credit agreement and term loan aggregating $6.0 million with an affiliate of the Company's primary bank. An additional $5.5 million was borrowed under this agreement in August 1997 to finance the acquisition of the assets of Security Services International, Inc. At May 31, 1998, $9.4 million remained outstanding under this agreement. The loan is guaranteed by the Company, bears interest at the Canadian prime rate and matures March 1, 2001.

	In March 1998, the Company replaced its existing senior revolving credit note agreement with a new $50.0 million floating-rate revolving credit agreement which expires March 1, 2001. Loans under the agreement bear interest at prime or 125 basis points over the London Inter-Bank Offered Rate (LIBOR), at the Company's option. The premium over LIBOR varies with certain performance benchmarks. At May 31, 1998, $43.4 million was available under this line.

	In May 1998, the Company sold 2,070,000 shares of its common stock in a public offering at a price of $12.50 per share. The net proceeds to the Company, after deducting an underwriting discount of 6% and issuance costs of $253,000, were $24.1 million. The proceeds were used to reduce borrowings under the Company's revolving debt agreement.

	Annual dividend payments approximate $2.3 million. The policy regarding payment of dividends is reviewed periodically by the Board of Directors in light of the Company's operating needs and capital structure.

Currency Fluctuations

	The Company's foreign denominated assets and liabilities are cash, accounts receivable, inventory and accounts payable, primarily in Canada and member countries of the European community and, to a lesser extent, in Asia / Pacific and Latin America. The Company monitors its foreign exchange exposures and may enter into forward contracts to hedge significant transactions. Other tools which may be used to manage foreign exchange exposures include the use of currency clauses in sales contracts and the use of local debt to offset asset exposures.

Impact of Year 2000

	The year 2000 issue is the result of computer programs which are written using two digits rather than four to define the applicable year. The Company's current computer database correctly stores date stamps which include four digit years. Based on a recent assessment, the Company anticipates its systems will function properly with respect to dates in the year 2000 and thereafter. In addition, the Company does not anticipate significant year 2000 issues relating to interface systems with third parties. Based upon the foregoing, the Company does not currently expect that the year 2000 issue will have a material impact on its financial condition or results of operations.

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

Consolidated Balance Sheets
                                                       May 31
                                                --------------------
(in thousands)                                     1998       1997
                                                ---------  ---------
Assets
Current assets
Cash and equivalents                            $   8,031  $  10,012
Receivables, less allowance of $2,230
  and $2,102                                       63,431     53,333
Inventories                                        96,443     92,194
Other                                               9,681     10,497
                                                ---------  ---------
 Total current assets                             177,586    166,036
Property, plant and equipment, net                 18,477     17,526
Other assets                                       13,637      8,952
                                                ---------  ---------
 Total assets                                   $ 209,700  $ 192,514
                                                =========  =========
Liabilities and stockholders' equity
Current liabilities
Accounts payable                                $  17,320  $  12,766
Accrued liabilities                                10,689     12,449
                                                ---------  ---------
 Total current liabilities                         28,009     25,215
Long-term debt                                     87,427    107,275
Deferred income taxes                               2,679        434
                                                ---------  ---------
 Total liabilities                                118,115    132,924
Stockholders' equity
Common Stock, $.05 par value                          561        437
Class B Common Stock, convertible, $.05 par
  value                                               162        162
Preferred Stock, $1.00 par value                      --         --
Additional paid-in capital                         80,606     53,512
Retained earnings                                  16,842      9,082
Foreign currency translation adjustment            (6,586)    (3,603)
                                                ---------  ---------
 Total stockholders' equity                        91,585     59,590
                                                ---------  ---------
 Total liabilities and stockholders' equity     $ 209,700  $ 192,514
                                                =========  =========
See notes to consolidated financial statements.

Consolidated Statements of Operations
                                                      Year Ended May 31
                                              ---------------------------------
(in thousands, except per share amounts)         1998        1997        1996
                                             ---------   ---------   ---------
Net sales                                    $ 304,172   $ 255,139   $ 239,667
Costs and expenses:
 Cost of products sold                         217,509     187,675     169,123
 Selling, general and
    administrative expenses                     65,393      62,333      52,974
                                             ---------   ---------   ---------
                                               282,902     250,008     222,097
                                             ---------   ---------   ---------
  Operating income                              21,270       5,131      17,570
Other (income) expense:
 Interest expense                                8,084       7,622       6,624
 Investment income                              (1,005)       (392)     (1,238)
 Foreign exchange and other                        255         626         173
                                             ---------   ---------   ---------
                                                 7,334       7,856       5,559
                                             ---------   ---------   ---------
  Income (loss) before income taxes and
   extraordinary item                           13,936      (2,725)     12,011
Income tax provision (benefit)                   4,200      (1,720)      3,900
                                             ---------   ---------   ---------
  Income (loss) before extraordinary item        9,736      (1,005)      8,111
Extraordinary loss, net of tax benefit              --        (488)         --
                                             ---------   ---------   ---------
  Net income (loss)                          $   9,736   $  (1,493)  $   8,111
                                             =========   =========   =========

Income (loss) per share - basic:
 Before extraordinary item                   $     .79   $    (.08)  $     .70
 Extraordinary loss, net of tax benefit             --        (.04)         --
                                             ---------   ---------   ---------
  Net income (loss) per share                $     .79   $    (.12)  $     .70
                                             =========   =========   =========
 Average shares outstanding                     12,264      11,892      11,659


Income (loss) per share - diluted:
 Before extraordinary item                   $     .77   $    (.08)  $     .68
 Extraordinary loss, net of tax benefit             --        (.04)         --
                                             ---------   ---------   ---------
  Net income (loss) per share                $     .77   $    (.12)  $     .68
                                             =========   =========   =========
 Average shares outstanding                     12,689      11,892      12,002


Dividends per common share                   $     .16   $     .16   $     .16
                                             =========   =========   =========
Comprehensive income (loss):
 Net income (loss)                           $   9,736   $  (1,493)  $   8,111
 Foreign currency translation adjustment        (2,983)     (1,190)     (1,864)
                                             ---------   ---------   ---------
  Comprehensive income (loss)                $   6,753   $  (2,683)  $   6,247
                                             =========   =========   =========
See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
(in thousands)
                                                  Year Ended May 31
                                             ----------------------------
                                               1998      1997      1996
                                             --------  --------  --------
Operating Activities:

  Net income (loss)                           $ 9,736   $(1,493)  $ 8,111

  Adjustments to reconcile net income
   (loss) to cash provided by (used in)
   operating activities:
     Depreciation                               3,477     2,627     2,709
     Amortization of intangibles and
       financing costs                            632     1,318       360
     Deferred income taxes                      2,779    (3,305)    2,338
     Stock contribution to employee
       ownership plan                             285       800       500
     Special charges                               --    11,000        --
                                             --------  --------  --------
        Net adjustments                         7,173    12,440     5,907
                                             --------  --------  --------
Changes in working capital, net of currency
  translation effects and business
  acquisitions:
     Receivables                               (9,170)   (4,277)   (5,310)
     Inventories                               (3,658)      406   (12,920)
     Other current assets                         186       253     1,567
     Accounts payable                           4,366    (3,719)   (3,448)
     Accrued liabilities                       (2,350)       28    (1,843)
                                             --------  --------  --------
        Net changes in working capital        (10,626)   (7,309)  (21,954)
                                             --------  --------  --------
        Net cash provided by (used in)
          operating activities                  6,283     3,638    (7,936)
                                             --------  --------  --------
Financing activities:
  Proceeds from borrowings                     16,731    57,890    22,200
  Payments on debt                            (35,642)  (42,640)  (19,679)
  Proceeds from sale of common stock           26,933       536     1,713
  Cash dividends                               (1,976)   (1,855)   (1,822)
                                             --------  --------  --------
        Net cash provided by financing
          activities                            6,046    13,931     2,412
                                             --------  --------  --------
Investing activities:
  Business acquisitions                        (6,798)   (9,902)   (1,450)
  Capital expenditures                         (4,116)   (4,004)   (2,352)
  Other                                        (3,396)     (435)    4,959
                                             --------  --------  --------
        Net cash (used in) provided by
          investing activities                (14,310)  (14,341)    1,157
                                             --------  --------  --------
       (Decrease) increase in cash
          and equivalents                      (1,981)    3,228    (4,367)

Cash and equivalents at beginning of year      10,012     6,784    11,151
                                             --------  --------  --------
        Cash and equivalents at end of year   $ 8,031   $10,012   $ 6,784
                                             ========  ========  ========

See notes to consolidated financial statements.

Consolidated Statements of Stockholder's Equity

Consolidated Statements of Stockholders' Equity

                           Shares Issued                            Accumulated
                           ---------------         Additional              Other
(shares and dollars                Class B   Par    Paid-in    Retained   Comprehensive
   in thousands)           Common  Common   Value   Capital    Earnings   Income(Loss)   Total
                           ------  ------   ------  ---------  --------   ------------  --------
Balance June 1, 1995        8,225   3,247   $  573  $ 49,989   $  6,141   $       (549) $ 56,154
Shares contributed to ESOP     69      --        3       497         --             --       500
Shares issued under ESPP
  and stock option plans      265      --       14     1,699         --             --     1,713
Conversion of Class B
  Shares to common shares       3      (3)      --        --         --             --        --
Dividends                      --      --       --        --     (1,822)            --    (1,822)
Currency translation           --      --       --        --         --         (1,864)   (1,864)
Net income                     --      --       --        --      8,111             --     8,111
                           ------   -----   ------    ------   --------   ------------    ------
Balance May 31, 1996        8,562   3,244      590    52,185     12,430         (2,413)   62,792

Shares contributed to ESOP     84      --        5       795         --             --       800
Shares issued under ESPP
  and stock option plan        74      --        4       532         --             --       536
Conversion of Class B
  Shares to common shares       1      (1)      --        --         --             --        --
Dividends                      --      --       --        --     (1,855)            --    (1,855)
Currency translation           --      --       --        --        --          (1,190)   (1,190)
Net loss                       --      --       --        --     (1,493)            --    (1,493)
                           ------   -----   ------    ------   --------   ------------    ------
Balance May 31, 1997        8,721   3,243      599    53,512      9,082         (3,603)   59,590

Shares contributed to ESOP     34      --        2       283        --              --       285
Shares issued under ESPP
  And stock option plan       354      --       19     2,845        --              --     2,864
Public stock offering       2,070      --      103    23,966        --              --    24,069
Conversion of Class B
                                4      (4)      --       --        --               --       --
Dividends                      --      --       --       --      (1,976)            --    (1,976)
Currency translation           --      --       --       --        --           (2,983)   (2,983)
Net income                     --      --       --       --       9,736             --     9,736
                           ------   -----   ------  --------   --------   ------------   -------
Balance May 31, 1998       11,183   3,239   $  723  $ 80,606   $ 16,842   $     (6,586)  $91,585
                           ======   =====   ======  ========   ========   ============   =======

See notes to consolidated financial statements

Notes to Consolidated Financial Statements
(in thousands, except per share amounts)

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

Inventories: Inventories are stated at the lower of cost or market. Inventory costs determined using the last-in, first-out (LIFO) method represent 80% of total inventories at May 31, 1998 and 78% at May 31, 1997. For the remaining inventories, cost is determined on the first-in, first-out (FIFO) method. If the FIFO method had been used for all inventories, the total amount of inventories would have been increased by $3,569 and $4,742 at May 31, 1998 and 1997, respectively. As a result of the increase in overstock reserves recorded in 1997, the LIFO carrying value of all inventories approximated market value at May 31, 1998 and 1997. Substantially all inventories represent finished goods held for sale.

Property, Plant and Equipment: Property, plant and equipment are stated at cost. Provisions for depreciation are computed principally using the straight-line method over the estimated useful life of the asset. Property, plant and equipment consist of the following:

                                                     May 31
                                          ------------------------
                                            1998            1997
                                          --------        --------
Land and improvements                     $  2,721        $  2,620
Buildings and improvements                  18,479          18,251
Machinery and equipment                     28,595          25,098
                                          --------        --------
   Property at cost                         49,795          45,969
Accumulated depreciation                   (31,318)        (28,443)
                                          --------        --------
   Property, net                          $ 18,477        $ 17,526
                                          ========        ========


Other Assets: Deferred financing costs, goodwill and other deferred charges are amortized using the straight-line method. Other assets consist of the following:

                                                    May 31
                                          ------------------------
                                            1998            1997
                                          --------        --------
Investments (at market)                   $  2,931        $  2,152
Notes receivable                             3,158              86
Deferred financing costs, net                  502             511
Goodwill, net                                5,558           4,831
Other deferred charges, net                  1,488           1,372
                                          --------        --------
   Other assets, net                      $ 13,637        $  8,952
                                          ========        ========

Accrued Liabilities: Accrued liabilities consist of the following:

                                                    May 31
                                          ------------------------
                                            1998            1997
                                          --------        --------
Compensation and payroll taxes            $  5,072        $  4,320
Interest                                     2,546           2,849
Income taxes                                   362             712
Other accrued expenses                       2,306           4,568
Notes and current portion of debt              403               -
                                          --------        --------
   Accrued liabilities                    $ 10,689        $ 12,449
                                          ========        ========

Foreign Currency Translation: Foreign currency balances and financial statements are translated into U. S. dollars at end-of-period rates, except that revenues, costs and expenses are translated at the current rate on the date of the transaction. Gains and losses resulting from foreign currency transactions are included in income currently. Foreign currency transaction losses reflected in operations were $299, $563, and $228 in 1998, 1997, and 1996, respectively. Gains and losses resulting from translation of foreign subsidiary financial statements are credited or charged directly to a separate component of stockholders' equity.

Revenue Recognition: Revenues are recorded upon shipment.

Income Taxes: Deferred tax assets and liabilities are established for differences between financial reporting and tax accounting of assets and liabilities and are measured using the marginal tax rates.

Stock-Based Compensation: The Company accounts for its stock option plans in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards (SFAS) No. 123 "Accounting for Stock-Based Compensation", requires estimation of the fair value of options granted to employees. As permitted by SFAS No. 123, the Company presents this estimated fair value information in Note G, and continues to apply APB Opinion No. 25 for the determination of compensation expense.

Comprehensive Income: SFAS No. 130, "Reporting Comprehensive Income" requires the presentation of comprehensive income in the financial statements for fiscal years beginning after December 15, 1997. The Company has elected early adoption of this statement, and has included the calculation of comprehensive income in the Consolidated Statement of Operations.

Earnings per Share: Net income (loss) per share amounts and average shares outstanding for all periods presented have been restated in accordance with SFAS No. 128 "Earnings per Share", which became effective December 1997. The restatement of primary earnings per share to basic earnings per share resulted in an increase in net income per share of $.02 in 1996 and no change in 1997. Under SFAS No. 128, net income per share is reported by two amounts: basic earnings per share and diluted earnings per share. Basic earnings per share is calculated by dividing net income (loss) by the weighted average number of

Notes to Consolidated Financial Statements
(in thousands, except per share amounts)

Common and Class B Common shares outstanding. Diluted earnings per share is calculated by dividing net income (loss) by the basic shares outstanding and share equivalents that would arise from the exercise of stock options. The per share amounts presented in the Consolidated Statement of Operations were based on the following amounts:

                                              1998         1997         1996
                                            -------      -------      -------
Numerator for basic and diluted EPS:
 Net income (loss) before
  extraordinary item                        $ 9,736      $(1,005)     $ 8,111
 Extraordinary loss, net of tax benefit           -         (488)           -
                                            -------      -------      -------
  Net income (loss)                         $ 9,736      $(1,493)     $ 8,111
                                            =======      =======      =======
Denominator for basic EPS:
 Shares outstanding at
   beginning of period                       11,964       11,806       11,472
 Additional shares for stock
   issued                                       300           86          187
                                            -------      -------      -------
  Weighted average shares
    outstanding                              12,264       11,892       11,659
                                            =======      =======      =======
Denominator for diluted EPS:
 Weighted average shares
   outstanding                               12,264       11,892       11,659
 Effect of dilutive stock
   options                                      425            -          343
                                            -------      -------      -------
  Adjusted average shares
    outstanding                              12,689       11,892       12,002
                                            =======      =======      =======

Out-of-the-money (exercise price higher than market price) stock options and the Company's 8 1/4% and 7 1/4% convertible debentures were excluded from the calculation because they were anti-dilutive. In-the-money stock options were excluded from the calculation in 1997 because the Company reported a net loss.

Reclassifications: Certain amounts in the 1997 and 1996 financial statements have been reclassified to conform to the 1998 presentation.

Note B -- Special Charges and Extraordinary Item

     In the third quarter of fiscal 1997, the Company re-evaluated its reserve estimates in light of changed market conditions and provided for severance and other costs associated with a corporate reorganization. Inventory reserve adjustments of $7,200 were included in cost of sales, and provisions for accounts receivable, severance and other costs of $3,800 were included in selling, general and administrative expense. Collectively, these charges amounted to $11,000 pre-tax, or $6,712, net of tax, reducing earnings per share by $.56.

     Also in the third quarter of fiscal 1997, the Company recorded an $800 extraordinary charge for the write-off of unamortized debt issuance costs associated with the Company's 7 1/4% convertible subordinated debentures, which were exchanged for a new issue (See Note E). Net of tax, the charge was $488, or $.04 per share.

Note C -- Acquisitions

     In August 1997 the Company's SSD unit acquired the assets of Security Service International, Inc. (SSI), a Canadian distributor of security systems with annual sales of $20.0 million.

     In February 1997, the SSD unit acquired Burtek Systems, Inc., (Burtek) a security systems distributor operating in Canada with annual sales of $18.0 million. In October 1996, the SSC business unit acquired Compucon Distributors, Inc., a distributor of interconnect devices operating in the northeastern United States with annual sales of $8.0 million.

     Each of the acquisitions was accounted for by the purchase method, and accordingly, their results of operations are included in the consolidated statements of operations from the respective dates of acquisition. The impact of these acquisitions on results of operations was not significant and would not have been significant if they had been included for the entire year.

Note D -- Marketing Agreements

     The Company is party to several marketing distribution agreements with various manufacturers in the electron tube and semiconductor businesses. The most significant is a distribution agreement with Communications and Power Industries, Inc., formerly the Electron Device Group of Varian Associates, Inc. Product sales under this distribution agreement accounted for 10%, 13%, and 15%, of net sales in fiscal 1998, 1997 and 1996, respectively.

Note E -- Debt Financing

Long-term debt consists of the following:
                                                                May 31
                                                       ------------------------
                                                          1998           1997
                                                       ---------      ---------
8 1/4% Convertible debentures, due
   June 2006                                           $  40,000      $  40,000
7 1/4% Convertible debentures, due
   December 2006                                          30,825         30,825
Floating-rate revolving credit
   facility, due March 2001
   (6.92% at May 31, 1998)                                 6,582         30,332
Revolving credit and term loan due
   March 2001 (6.46% at May 31, 1998)                      9,365          5,704
Other                                                      1,010            414
                                                       ---------      ---------
   Long-term debt                                         87,782        107,275
Less current portion                                        (355)            --
                                                       ---------      ---------
   Long-term debt                                      $  87,427      $ 107,275
                                                       =========      =========

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

     The 7 1/4% convertible debentures are unsecured and subordinated to other long-term debt, including the 8 1/4% convertible debentures. Each $1,000 debenture is convertible into the Company's Common Stock at any time prior to maturity at $21.14 per share. The Company is required to make sinking fund payments of $3,850 in 2004 and $6,225 in 2005.

     Effective March 1998, the Company replaced its existing senior revolving credit note agreement with a new $50.0 million floating-rate revolving credit facility which expires March 1, 2001. Loans under the agreement bear interest at prime or 125 basis points over LIBOR, at the Company's option. The premium over LIBOR varies with certain performance benchmarks.

     To complete the acquisition of Burtek, a subsidiary of the Company entered into a revolving credit and term loan agreement aggregating $6.0 million with a

Notes to Consolidated Financial Statements
(in thousands, except per share amounts)

Canadian affiliate of the Company's primary bank. The loan is guaranteed by the Company and bears interest at the Canadian prime rate. The amount of this agreement was increased to $12.1 million in August 1997 to facilitate the acquisition of SSI and matures March 1, 2001.

     The debt agreements contain financial covenants with which the Company was in full compliance at May 31, 1998. The most restrictive covenants set benchmark levels for tangible net worth, debt to tangible net worth ratio, cash flow to senior funded debt and annual debt service coverage.

     Aggregate maturities of debt during the next five years are: $355 in 1999, $328 in 2000 and $16,274 in 2001. Cash payments for interest were $8,387, $7,463 and $6,445 in 1998, 1997 and 1996, respectively.

     In the following table, the fair values of the Company's 7 1/4% and 8 1/4% convertible debentures are based on quoted market prices. The fair values of the bank term loans are based on carrying value, adjusted for market interest rate changes.
                                   1998                       1997
                          ---------------------      ---------------------

                           Carrying       Fair        Carrying       Fair
                            Value        Value         Value        Value
                          --------     --------      --------     --------
8 1/4% Convertible
   debentures             $ 40,000     $ 38,000      $ 40,000     $ 31,800
7 1/4% Convertible
   debentures               30,825       27,126        30,825       24,044
Floating-rate revolving
  credit facility            6,582        6,582        30,332       30,330
Revolving credit and
  term loan                  9,365        9,365         5,704        5,704
Other                        1,010        1,010           414          414
                          --------     --------      --------     --------
   Total                    87,782       82,083       107,275       92,292
Less current portion          (355)        (355)           --           --
                          --------     --------      --------     --------
   Total                  $ 87,427     $ 81,728      $107,275     $ 92,292
                          ========     ========      ========     ========
Note F -- Income Taxes

     The components of income (loss) before income taxes and extraordinary item are:

                                         1998            1997            1996
                                      ---------       ---------       ---------
United States                         $  11,070       $  (4,558)      $   9,954
Foreign                                   2,866           1,833           2,057
                                      ---------       ---------       ---------
      Income (loss) before taxes
         and extraordinary item       $  13,936       $  (2,725)      $  12,011
                                      =========       =========       =========

     The provision (benefit) for income taxes differs from income taxes computed at the federal statutory tax rate of 34% as a result of the following items:

                                        1998            1997            1996
                                     ---------       ---------       ---------
Federal statutory rate                  34.0 %          34.0 %          34.0 %
Effect of:
   State income taxes, net of
      federal tax benefit                3.5            11.3             3.5
   FSC benefit on export sales          (6.2)           12.3            (3.2)
   Realization of tax benefit on
     prior years' foreign losses           -            14.7            (2.5)
   Foreign taxes at other rates         (0.3)           (7.5)              -
   Other                                (0.9)           (1.7)            0.7
                                     ---------       ---------       ---------
Effective tax rate                      30.1 %          63.1 %          32.5 %
                                     =========       =========       =========

     In 1995, due to the timing and nature of a claim settlement, the Company utilized a ten-year carryback provision permitted by the Internal Revenue Service. The Company's U. S. federal tax returns have been examined through 1995. As part of this examination, in December 1997, the Internal Revenue Service contested the Company's carryback of the aforementioned claim settlement. The Company is appealing the IRS position. However, if the Company were ultimately unsuccessful, the claim would be available for carryforward at the then current statutory rate and the impact on the Company's financial position and results of operations would not be material.

     The provisions (benefits) for income taxes before extraordinary item consist of the following:

                                        1998            1997            1996
                                     ---------       ---------       ---------
Currently payable:
   Federal                           $     973       $     299       $   1,158
   State                                   155              --             139
   Foreign                                 293             609             274
                                     ---------       ---------       ---------
      Total currently payable            1,421             908           1,571
                                     ---------       ---------       ---------
Deferred:
   Federal                               1,867          (2,626)          1,806
   State                                   275            (441)            498
   Foreign                                 637             439              25
                                     ---------       ---------       ---------
      Total deferred                     2,779          (2,628)          2,329
                                     ---------       ---------       ---------
Income tax provision (benefit)       $   4,200       $  (1,720)      $   3,900
                                     =========       =========       =========



     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Non-current deferred tax assets and liabilities are offset on the balance sheet within tax jurisdictions. Significant components of the Company's deferred tax assets and liabilities as of May 31, 1998 and 1997 are as follows:


                                                 Balance Sheet Presentation
                                                 --------------------------
                                                  Current         Noncurrent
                                                  Asset (1)       Liability
                                                 ----------      ----------
At May 31, 1998:
Deferred tax assets:
   Operating loss carryforward                   $      --       $      180
   Intercompany profit in inventory                   1,372              --
   Inventory valuation                                5,748              --
   Environmental and other reserves                      --             955
   Other, net                                            15              --
                                                 ----------      ----------
      Deferred tax assets                             7,135           1,135
Deferred tax liabilities:
   Accelerated depreciation                              --          (3,633)
   Other, net                                            --            (181)
                                                 ----------      ----------
      Net deferred tax                            $   7,135       $  (2,679)
At May 31, 1997:
Deferred tax assets:
   Operating loss carryforward                    $      --       $   1,778
   Intercompany profit in inventory                   1,422              --
   Inventory valuation                                6,312              --
   Environmental and other reserves                      --           1,368
   Other, net                                            14              --
                                                 ----------      ----------
      Deferred tax assets                             7,748           3,146
Deferred tax liabilities:
   Accelerated depreciation                              --          (3,516)
   Other, net                                            --             (64)
                                                 ----------      ----------
      Net deferred tax                            $   7,748       $    (434)
                                                 ==========      ==========
(1) Included in other current assets on the balance sheet



     Operating loss carryforwards of $7.9 million for U. S. tax purposes expire in 2009 and 2010. Net income taxes paid (refunded) were $850, $523, and $(1,112) in 1998, 1997 and 1996, respectively.

Notes to Consolidated Financial Statements
(in thousands, except per share amounts)

Note G -- Stockholders' Equity

     The Company has authorized 30.0 million shares of Common Stock, 10.0 million shares of Class B Common Stock, and 5.0 million shares of Preferred Stock. The Class B Common Stock has ten votes per share and generally votes together with the Common Stock. The Class B Common Stock has transferability restrictions; however, it may be converted into Common Stock on a share-for-share basis at any time. With respect to dividends and distributions, shares of common stock and Class B common stock rank equally and have the same rights, except that Class B common stock is limited to 90% of the amount of common stock cash dividends.

     In May 1998, the Company sold 2,070 shares of its common stock through a public offering at a price of $12.50 per share. The net proceeds to the Company, after deducting an underwriting discount of 6% and issuance costs of $253 were $24,069. Proceeds were used to pay down the revolving credit facility.

     Total common stock issued and outstanding at May 31, 1998 was 11,183 shares. An additional 9,791 shares of common stock have been reserved for future issuance under the Employee Stock Purchase and Option Plans and potential conversion of the convertible debentures and Class B Common Stock.

     The Employee Stock Purchase Plan (ESPP) provides substantially all employees an opportunity to purchase common stock of the Company at 85% of the stock price at the beginning of the year or the end of the year, whichever is lower. The plan has reserved 71 shares for future issuance.

     On July 14, 1998, the Board of Directors approved the Employees 1998 Incentive Compensation Plan. The plan is subject to stockholders' approval, which will be voted at the annual meeting on October 6, 1998. The information in this footnote assumes stockholders' approval.

     The Employees' 1998 Incentive Compensation Plan authorizes the issuance of up to 800 shares as incentive stock options, non-qualified stock options or stock awards. Under this plan and predecessor plans, 2,394 shares are reserved for future issuance. The Plan authorizes the granting of incentive stock options at the fair market value at the date of grant. Generally, these options become exercisable over staggered periods and expire up to ten years from the date of grant.

     Under the 1996 Stock Option Plan for Non-Employee Directors and a predecessor plan, 400 shares have been reserved for future issuance relating to stock options exercisable based on the passage of time. Each option is exercisable over a period from its date of grant at the market value on the grant date and expires after ten years.

     The Company applies APB Opinion No. 25 and related interpretations in accounting for its option plans. Accordingly, no compensation expense has been recognized for the Company's option plans in the accompanying Consolidated Statement of Operations. SFAS No. 123 requires the calculation of the fair value of each option granted. This fair value is estimated on the date of grant using the Black-Scholes option-pricing model with the assumptions indicated below. Had compensation cost for the Company's option plans and stock purchase plan been determined consistent with SFAS No. 123, the Company's net income
(loss) and net income (loss) per share would have been as follows:

                                              1998         1997         1996
                                            -------      -------      -------
Net income (loss), as reported              $ 9,736      $(1,493)     $ 8,111
Effect of options                              (475)        (307)        (134)
                                            -------      -------      -------
  Adjusted net income (loss)                $ 9,261      $(1,800)     $ 7,977
                                            =======      =======      =======

Net income (loss) per share - diluted:
 As reported                                $   .77      $  (.12)     $   .68
 Effect of options                             (.04)        (.03)        (.02)
                                            -------      -------      -------
  Adjusted net income (loss)                $   .73      $  (.15)     $   .66
                                            =======      =======      =======
Assumptions used:
 Risk-free interest rate                       5.5%         5.2%         5.6%
 Annual standard deviation
   of stock price                               40%          40%          40%
 Weighted average expected life (years)         5.6          6.0          6.0
 Annual dividend rate                       $   .16      $   .16      $   .16
Weighted average fair value
  per option                                $  3.49      $  3.07      $  2.95
Option value of ESPP per share              $  1.19      $  1.50      $  1.14
Fair value of options granted
 during the year                            $   948      $   940      $   776

     The effect of applying SFAS No. 123 in this pro forma disclosure is not indicative of the effects on future years, because SFAS No. 123 does not apply to grants issued prior to fiscal 1996.

     A summary of the share activity and weighted average exercise prices for the Company's option plans is as follows:



                                  Outstanding                Exercisable
                              -------------------      --------------------
                               Shares      Price        Shares      Price
                              --------   --------      --------    --------
At June 1, 1995                  1,333   $  6.99          1,055    $  7.02
Granted                            263      7.40
Exercised                         (245)     5.71
Cancelled                          (99)     9.91
                              --------
At May 31, 1996                  1,252      7.10            855        7.16
Granted                            286      8.00
Exercised                          (33)     4.82
Cancelled                          (16)     7.72
                              --------
At May 31, 1997                  1,489      7.31            936        7.21
Granted                            291      8.70
Exercised                         (308)     6.57
Cancelled                          (99)     7.26
                              --------
At May 31, 1998                  1,373      7.74            697        7.52
                              ========


     The following table summarizes information about stock options outstanding as of May 31, 1998:


                                Outstanding                  Exercisable
    Exercise             ------------------------     ----------------------
   Price Range             Shares    Price    Life     Shares   Price    Life
-----------------        -------    -----    ----     -------  -----    ----
$3.75 to $5.25               131    $4.32     6.1         102  $4.27     6.1
$6.00 to $7.50               458     6.88     6.3         272   6.72     5.3
$8.00 to $8.50               671     8.19     7.1         241   8.04     3.9
$10.813 to $12.95            113    12.46     5.8          82  12.69     4.4
                         -------                      -------
   Total                   1,373     7.74     6.6         697   7.52     4.8
                         =======    =====    ====     =======  =====    ====


Note H -- Employee Retirement Plans

     The Company's domestic employee retirement plans consist of a profit sharing plan and a stock ownership plan (ESOP). Annual contributions in cash or Company stock are made at the discretion of the Board of Directors. In addition, the profit sharing plan has a 401(k) provision whereby the Company matches 50% of employee contributions up to 4% of base pay. Charges to expense for

Notes to Consolidated Financial Statements
(in thousands, except per share amounts)

discretionary and matching contributions to these plans were $1,341, $995 and $1,075 in 1998, 1997 and 1996. Stock contributions to the ESOP were $285, $800 and $500 in 1998, 1997 and 1996, respectively, based on the stock price at the date contributed. Shares are included in the calculation of earnings per share and dividends are paid to the ESOP from the date the shares are contributed. Foreign employees are covered by a variety of primarily government mandated programs.

Note I -- Industry and Market Information

     The Company operates in one industry as a distributor of electronic components, including vacuum tubes, semiconductors and other products. The Company invoices its customers and ships from two primary geographic locations:
North America (which services the U. S., Canada, Latin America and the Far
East) and Europe.

                                           1998         1997         1996
                                         --------     --------     --------
Sales:
   North America                         $265,984     $223,277     $211,912
   Less intersegment transfers             21,366       18,728       21,778
                                         --------     --------     --------
      To unaffiliated customers           244,618      204,549      190,134
                                         --------     --------     --------
   Europe                                  65,092       54,946       51,987
   Less intersegment transfers              5,538        4,356        2,454
                                         --------     --------     --------
      To unaffiliated customers            59,554       50,590       49,533
                                         --------     --------     --------
         Consolidated                    $304,172     $255,139     $239,667
                                         ========     ========     ========

Operating income:
   North America                         $ 16,060     $  1,999     $ 13,040
   Europe                                   6,689        4,949        6,263
   Corporate expenses                      (1,479)      (1,817)      (1,733)
                                         --------     --------     --------
      Consolidated                       $ 21,270     $  5,131     $ 17,570
                                         ========     ========     ========
Identifiable assets:
   North America                         $163,624     $148,026     $143,536
   Europe                                  39,910       34,905       32,794
   Corporate assets                         6,166        9,583        3,828
                                         --------     --------     --------
      Consolidated                       $209,700     $192,514     $180,158
                                         ========     ========     ========


     Intersegment transfers originate mainly from the United States or Europe and are accounted for on an "arm's length" basis with profits eliminated in consolidation. Export sales shipped directly from the United States were $39,814, $36,325 and $37,913 in 1998, 1997 and 1996.

     Operating income was reduced by $11.0 million in North America in 1997 for valuation reserve adjustments, severance and other costs.

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

     Sales by product line and by geographic destination are summarized in Management's Discussion and Analysis. The Financial Accounting Standards Board has issued Statement No. 131 "Disclosures about Segments of an Enterprise and Related Information" effective for years beginning after December 15, 1997. The Company is currently reviewing its internal cost allocations and reporting procedures in light of the Statement's requirements.

Note J -- Litigation

     On June 19, 1990, the Company was served with a complaint in Panache Broadcasting of Pennsylvania, Inc. v. Richardson Electronics, Ltd.; Varian Associates, Inc.; and Varian Supply Company (VASCO - a joint venture between the Company and Varian Associates, Inc.), in U. S. District Court for the Eastern Division of Pennsylvania alleging violations of Sections 1 and 2 of the Sherman Act and Section 7 of the Clayton Act. This action purports to be a class action on behalf of all persons and businesses in the U. S. "who purchased electron power tubes from one or more of the defendant corporations at any time" since the formation of VASCO. The suit seeks treble damages alleged to be in excess of $100,000, injunctive relief and attorneys' fees. The litigation has been transferred to the U. S. District Court for the Northern District of Illinois, Eastern Division as cause No. 90C6400, and is in the discovery stage. The Court has not determined whether the action may be maintained on behalf of a class. The Company is defending itself against this action. It is not possible at this time to predict the outcome of this legal action.

Note K -- Selected Quarterly Financial Data
(Unaudited)

     Summarized quarterly financial data for 1998 and 1997 follow. There were no material fourth quarter adjustments in 1998 or 1997. Third quarter 1997 results include valuation reserve adjustments and severance and other costs which reduced gross margin by $7,200 and net income before extraordinary item by $6,712 or $.56 per share, as described in Note B.

                           First         Second        Third         Fourth
                          -------       -------       -------       -------
1998:
   Net sales              $71,600       $78,646       $73,196       $80,730
   Gross margin            20,638        22,348        20,860        22,817
   Net income               1,808         2,740         2,182         3,006
   Net income per
      share - basic       $   .15       $   .23       $   .18       $   .23
   Net income per
      share - diluted     $   .15       $   .22       $   .17       $   .23

1997:
   Net sales              $57,544       $62,167       $64,163       $71,265
   Gross margin            16,783        18,738        11,171        20,772
   Net income (loss)
      before
      extraordinary item    1,293         1,932        (6,053)        1,823
   Extraordinary loss,
      net of tax               -             -           (488)            -
                          -------       -------       -------       -------
   Net income (loss)        1,293         1,932        (6,541)        1,823
   Net income (loss) per
      share - basic and
      diluted, before
      extraordinary loss  $   .11       $   .16       $  (.51)      $   .15
   Net income (loss) per
      share - basic
      and diluted         $   .11       $  . 16       $  (.55)      $   .15

Report of Independent Auditors


Stockholders and Directors
Richardson Electronics, Ltd.
LaFox, Illinois

     We have audited the accompanying consolidated balance sheets of Richardson Electronics, Ltd. and subsidiaries as of May 31, 1998 and 1997, and the related consolidated statements of operations, cash flows and stockholders' equity for each of the three years in the period ended May 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Richardson Electronics, Ltd. and subsidiaries at May 31, 1998 and 1997, and the consolidated results of their operations and cash flows for each of the three years in the period ended May 31, 1998, in conformity with generally accepted accounting principles.

Ernst & Young LLP

Chicago, Illinois
July 14, 1998

Corporate Officers and Board of Directors

Corporate Officers

Edward J. Richardson
  Chairman of the Board and Chief Executive Officer
Bruce W. Johnson
  President and Chief Operating Officer
Charles J. Acurio
  Executive Vice President and General Manager, Display Products Group Pierluigi Calderone
  Vice President and Manager of European Operations
Page Y. Chiang
  Vice President and Operations Manager, Security Systems Division
Kevin M. Connor
  Vice President of Sales, Solid State and Components Group
Flint Cooper
  Executive Vice President and General Manager, Security Systems Division William J. Garry
  Senior Vice President, Finance and Chief Financial Officer
Joseph C. Grill
  Vice President, Human Resources
Norman A. Hilgendorf
  Vice President and General Manager, Solid State and Components Group Kathleen M. McNally
  Vice President, Marketing Operations
Bart Petrini
  Executive Vice President and General Manager, Electron Device Group Robert Prince
  Executive Vice President, Worldwide Sales
Kevin F. Reilly
  Vice President and Chief Information Officer
William G. Seils
  Senior Vice President, General Counsel and Corporate Secretary
Ronald G. Ware
  Treasurer and Assistant Secretary


Board of Directors

Edward J. Richardson (1)
Arnold R. Allen
  Consultant
Jacques Bouyer (6)
  Consultant
Kenneth J. Douglas (2,3,4)
  Chairman of the Board, West Suburban Hospital Medical Center
William J. Garry
Scott Hodes (2,3,5)
  Partner, Law Firm of Ross & Hardies
Bruce W. Johnson (1)
Ad Ketelaars (6)
  Consultant
Harold L. Purkey (2)
  President, Forum Capital Markets
Samuel Rubinovitz (1,3,4,5,6)
  Consultant and Chairman, LTX Corporation



(1)	 Executive Committee
(2)	 Audit Committee
(3)  Compensation Committee
(4)  Stock Option Committee
(5)  Executive Oversight Committee
(6)  Strategic Planning Committee

Stockholder Information

Corporate Office
Richardson Electronics, Ltd.
40W267 Keslinger Road
PO BOX 393
LaFox, Illinois  60147-0393
(630) 208-2200
Internet:www.rell.com
E-mail: info@rell.com

Annual Meeting
We encourage stockholders to attend the annual meeting scheduled for Tuesday, October 6, 1998 at 3:15 p.m. at the Company's corporate office. Further details are available in your proxy materials.

Transfer Agent and Registrar
Continental Stock Transfer Company
2 Broadway, 19th Floor
New York, NY 10004

Auditors
Ernst & Young LLP
233 S. Wacker Drive
Chicago, Illinois  60606

Brokerage Reports
Barrington Research
Cleary Gull Reiland & McDevitt Inc.
McDonald & Company Securities, Inc.
Pauli & Company

Market Makers
Barrington Research
William Blair & Co.
Cleary Gull Reiland & McDevitt Inc.
C. L. King & Associates
McDonald & Company Securities, Inc.
Pauli & Company
Smith Barney Shearson
Wechsler & Krumholz, Inc.

Form 10K and Other Information

A copy of the Company's Annual Report on Form 10K, filed with the Securities and Exchange Commission is available without charge upon request. All inquiries should be addressed to the Investor Relations Department, Richardson Electronics, Ltd., 40W267 Keslinger Road, PO BOX 393, LaFox, Illinois 60147-0393. Press releases and other information can be found on the Internet at the Company's home page at http://www.rell.com.

Market Price of Common Stock

The common stock is traded on the NASDAQ National Market System under the symbol "RELL".The number of stockholders of record of Common Stock and Class B Common Stock at May 31, 1998 was 645 and 32, respectively. The Company believes there are approximately an additional 1,300 holders who own shares of the Company's Common Stock in street name. The quarterly market price ranges of the Company's common stock were as follows:


                               1998                    1997
                       -------------------      --------------------
Fiscal Quarters          High        Low          High         Low
                       --------   --------      --------    --------
First                    8 3/4      8            10 1/2       9
Second                  13 3/4      8 3/8        10           7
Third                   12 5/8      9 3/4        10 1/4       8
Fourth                  14 1/2     10 1/4         8 1/4       6 3/4

                      Richardson Electronics, Ltd. and Subsidiaries
                     Schedule II - Valuation and Qualifying Accounts (in thousands)

     COL. A               COL. B           COL. C           COL. D      COL. E
                                          ADDITIONS
------------------------- ---------  -------------------  -----------  -------
                                       (1)       (2)
                           Balance   Charged  Charged to               Balance
                             at      to Costs    Other                    at
                          Beginning    and     Accounts-  Deductions-   End of
      DESCRIPTION         of Period  Expenses  Describe     Describe    Period
------------------------- ---------  --------  ---------  -----------  -------
 Year ended May 31, 1998:
    Allowance for sales
       returns and doubtful
       accounts             $ 2,102    $  431   $     -   $   303(1)   $2,230
    Other reserves          $ 1,956    $   41(2)$     -   $   635(3)   $1,362

 Year ended May 31, 1997:
    Allowance for sales
       returns and doubtful
       accounts             $ 1,461    $1,749   $     -   $ 1,108(1)   $2,102
    Other reserves          $ 1,539    $  900(4)$     -   $   483(3)   $1,956

 Year ended May 31, 1996:
    Allowance for sales
       returns and doubtful
       accounts             $ 1,385    $  (42)  $     -   $  (118)(1)  $1,461
    Other reserves          $ 1,728    $  400(2)$     -   $   589 (3)  $1,539


(1) Uncollectible amounts written off, net of recoveries and foreign currency translation.
(2) Provision to increase EPA groundwater remediation reserve
(3) Expenditures made for reserved items
(4) Provision for corporate reorganization and increase in EPA groundwater remediation reserve.