Form 10-Q
period 1998-08-31
RICHARDSON ELECTRONICS LTD/DE
filed 1998-10-13
CIK 355948

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-Q

(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934
For the quarterly period ended                August 31, 1998

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

                 40W267 Keslinger Road, PO Box 393,LaFox, Illinois 60147
            (Address of principal executive offices and zip code)

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

As of October 8, 1998, there were outstanding 10,827,540 shares of Common Stock, $.05 par value, and 3,235,346 shares of Class B Common Stock, $.05 par value, which are convertible into Common Stock on a share-for-share basis.

This Quarterly Report on Form 10-Q contains 14 pages. An exhibit index is at page 12.

                                     (1)

            RICHARDSON ELECTRONICS, LTD. AND SUBSIDIARIES
                            FORM 10-Q
               For the Quarter Ended August 31, 1998




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


                                     (2)

                      Part 1 - Financial Information
                Richardson Electronics, Ltd. and Subsidiaries
                   Consolidated Condensed Balance Sheets
                              (in thousands)

                                                  August 31        May 31
                                                    1998           1998
                                                  ---------      ---------
                                                 (Unaudited)     (Audited)
ASSETS
 -------
Current assets:
 Cash and equivalents                             $   9,152      $   8,031
 Receivables, less allowance of $2,438
    and $2,230                                       59,194         63,431
 Inventories                                        103,735         96,443
 Other                                               10,119          9,681
                                                  ---------      ---------
       Total current assets                         182,200        177,586

Investments                                           2,351          2,931

Property, plant and equipment                        51,529         49,795
 Less accumulated depreciation                      (32,097)       (31,318)
                                                  ---------      ---------
  Property, plant and equipment, net                 19,432         18,477
Other assets                                         13,050         10,706
                                                  ---------      ---------
       Total assets                               $ 217,033      $ 209,700
                                                  =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY
 -----------------------------------
Current liabilities:
 Accounts payable                                 $  18,650      $  17,320
 Accrued expenses                                     7,370         10,689
                                                  ---------      ---------
       Total current liabilities                     26,020         28,009

Long-term debt, less current portion                 94,179         87,427
Deferred income taxes                                 3,515          2,679
Stockholders' equity:
 Common stock, $.05 par value; issued 11,288 at
  August 31, 1998 and 11,183 at May 31, 1998            564            561
 Class B common stock, convertible, $.05
  par value; issued 3,236 at August 31, 1998
  and 3,239 at May 31, 1997                             162            162
 Additional paid-in capital                          81,830         80,606
 Retained earnings                                   18,774         16,842
 Foreign currency translation adjustment             (8,011)        (6,586)
                                                  ---------      ---------
       Total stockholders' equity                    93,319         91,585
                                                  ---------      ---------
       Total liabilities and stockholders' equity $ 217,033      $ 209,700
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

                                     (3)

                    Richardson Electronics, Ltd. and Subsidiaries
                     Consolidated Condensed Statements of Income
                      (in thousands, except per share amounts)
                                    (Unaudited)

                                  Three Months Ended
                                       August 31
                               ---------------------------
                                 1998               1997
                                ---------         --------
Net sales                      $  76,038         $  71,600

   Cost of products sold          54,326            50,962
                               ---------         ---------
  Gross margin                    21,712            20,638

   Selling, general and
      administrative expenses     16,606            15,810
                               ---------         ---------

    Operating income               5,106             4,828

Other  (income) expense:
   Interest expense                1,675             2,019
   Investment income                (153)              (84)
   Other, net                         13               313
                               ---------         ---------
                                   1,535             2,248
                               ---------         ---------
   Income before income taxes      3,571             2,580

Income taxes                       1,070               772
                               ---------         ---------
   Net income                  $   2,501         $   1,808
                               =========         =========

Net income per share - basic:
  Net income per share         $    0.17         $    0.15
                               =========         =========
  Average shares outstanding      14,490            11,984
                               =========         =========

Net income per share - diluted:
  Net income per share         $    0.17         $    0.15
                               =========         =========
  Average shares outstanding      14,981            12,228
                               =========         =========

Dividends per common share     $    0.04         $    0.04
                               =========         =========


See notes to consolidated condensed financial statements.

                                     (4)
                   Richardson Electronics, Ltd. and Subsidiaries
                  Consolidated Condensed Statements of Cash Flows
                           (in thousands)(unaudited)

                                                    Three Months Ended
                                                        August 31
                                                 ------------------------
                                                    1998           1997
                                                 ---------      ---------
Operating Activities:
  Net income                                     $   2,501      $   1,808
   Non-cash charges to income:
      Depreciation                                     864            656
      Amortization of intangibles
        and financing costs                            155            120
      Deferred income taxes                          1,070            470
      Contribution to employee stock
        ownership plan                                 485            285
                                                 ---------      ---------
    Total non-cash charges                           2,574          1,531
                                                 ---------      ---------
  Changes in working capital, net of effects
    of currency translation:
      Accounts receivable                            3,241            527
      Inventories                                   (7,526)           883
      Other current assets                            (463)           760
      Accounts payable                                 982          1,896
      Other liabilities                             (3,471)          (169)
                                                 ---------      ---------
  Net changes in working capital                    (7,237)         3,897
                                                 ---------      ---------
  Net cash provided by (used in)
     operating activities                           (2,162)         7,236
                                                 ---------      ---------
Financing Activities:
   Proceeds from borrowings                          7,541          6,486
   Payments on debt                                   (319)        (4,000)
 Proceeds from stock                                   112           --
   Cash dividends                                     (568)          (467)
                                                 ---------      ---------
  Net cash provided by financing activities          6,766          2,019
                                                 ---------      ---------
Investing Activities:
  Sales of investments                                 746            890
  Purchase of investments                             (767)        (1,085)
  Business acquisitions                               (690)        (6,262)
  Capital expenditures                              (1,344)          (907)
  Other                                             (1,428)          (562)
                                                 ---------      ---------
  Net cash used in investing activities             (3,483)        (7,926)
                                                 ---------      ---------
  Increase in cash and equivalents                   1,121          1,329

Cash and equivalents at beginning of year            8,031         10,012
                                                 ---------      ---------
  Cash and equivalents at end of period          $   9,152      $  11,341
                                                 =========      =========

See notes to consolidated condensed financial statements.

                                     (5)


                 RICHARDSON ELECTRONICS, LTD. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                       Three Months Ended August 31, 1998
                                  (Unaudited)


Note A -- Basis of Presentation

The accompanying unaudited Consolidated Condensed Financial Statements (Statements) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the periods covered have been reflected in the Statements. Certain information and footnotes necessary for a fair presentation of the financial position and results of operations in conformity with generally accepted accounting principles have been omitted in accordance with the aforementioned instructions. It is suggested that the Statements be read in conjunction with the Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended May 31, 1998.

The marketing and sales operations of the Company are organized in four strategic business units (SBUs): Electronic Device Group (EDG), Solid State and Components (SSC), Display Products Group (DPG) and Security Systems Division
(SSD). References hereinafter are to the acronyms noted parenthetically.

Note B -- Income Taxes

The income tax provisions for the three-month periods ended August 31, 1998 and August 31, 1997 are based on the estimated annual effective tax rate of 30%. The effective rate is less than the statutory rate of 34% due to U.S. foreign sales corporation tax benefits, partially offset by expected state income taxes.

                                     (6)


                 RICHARDSON ELECTRONICS, LTD. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                       Three Months Ended August 31, 1998
                                  (Unaudited)

Note C - Comprehensive Income

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", requires the presentation of comprehensive income as follows (in thousands).

                                                 Three Months Ended
                                                       August 31,
                                                  1998         1997
                                                --------     --------
     Net Income                                 $  2,501     $  1,808
     Foreign currency translation & other         (1,425)      (1,532)
                                                --------     --------
        Comprehensive income                    $  1,076     $    276
                                                ========     ========


                                     (7)

                       MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                       Three Months Ended August 31, 1998
                                  (Unaudited)

Results of Operations

Net sales for the first quarter of fiscal 1999 were $76.0 million, up 6.2% from last year's first quarter of $71.6 million. Sales, percentage change from the prior year, gross margins and gross margin percent of sales by SBU are summarized in the following table. Gross margins for each SBU include provisions for returns and overstock. Provisions for LIFO, manufacturing charges and other costs are included under the caption "Corporate" (in thousands).

                       Sales                         Gross Margin
              -------------------------   ----------------------------------
                1999       1998      %      1999      GM%     1998      GM%
              --------   --------  ----   --------   -----  --------   -----

EDG           $ 28,628   $ 29,025   -1%   $  8,951   31.3%  $  9,222   31.8%
SSC             22,182     20,560    8%      6,137   27.7%     6,162   30.0%
DPG              9,191      7,642   20%      3,022   32.9%     2,447   32.0%
SSD             16,037     14,373   12%      3,793   23.7%     3,350   23.3%
Corporate            -          -             (191)             (543)
              --------   --------  ----   --------   -----  --------   -----
    Total     $ 76,038   $ 71,600    6%   $ 21,712   28.6%  $ 20,638   28.8%
              ========   ========         ========          ========


EDG sales declined 1% from fiscal 1998 levels. Gross margins as a percent of sales decreased to 31.3% in fiscal 1999 from 31.8% in fiscal 1998 due to changes in product mix, as sales shifted from higher-margin industrial and microwave products toward lower-margin medical products.

Sales for SSC increased 8% from fiscal 1998 levels, reflecting an increase in wireless product sales. Gross margins as a percent of sales decreased to 27.7% in fiscal 1999 from 30.0% in fiscal 1998 due to changes in product mix and increasing competitive pressures, primarily for RF products.

Sales for DPG increased 20% in fiscal 1999 from 1988 levels, primarily due to new initiatives in monitor sales and related systems integration revenues. Gross margins as a percent of sales increased to 32.9% in fiscal 1999 from 32.0% in fiscal 1998.

SSD sales increased 12% primarily due to the acquisition of Security Service Corporation, Inc. (SSI), a Canadian distributor of security systems with annual


                                     (8)

                       MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                       Three Months Ended August 31, 1998
                                  (Unaudited)


sales of $20.0 million on August 14, 1997. Gross margins as a percent of sales increased from 23.3% in fiscal 1998 to 23.7% in fiscal 1999, reflecting higher margins on acquired product lines.

On a geographic basis, the Company achieved sales growth of 13% in North America, reflecting internal growth and the acquisition of SSI near the end of the first quarter last year. The global economic slowdown affected sales in Asia / Pacific, which declined by 21%, and in Latin America, where sales slipped by 8%. Sales, percentage change from the prior year, gross margins and gross margin percent of sales by area are summarized in the following table. The caption, "other", includes sales to export distributors and to countries where the Company does not have offices, including Eastern Europe and the Middle East. Provisions for LIFO, manufacturing charges and other costs are included under the caption "Corporate" (in thousands).



                          Sales                   Gross Margin
              ------------------------- ----------------------------------
                1999      1998      %     1999      GM%     1998      GM%
              --------   --------  ---- --------   -----  --------   -----

North America $ 49,558   $ 43,664   13% $ 13,726   27.7%  $ 12,789   29.3%
Europe          15,188     14,726    3%    4,921   32.4%     4,459   30.3%
Latin America    4,363      4,734   -8%    1,205   27.6%     1,308   27.6%
Asia/Pacific     4,601      5,821  -21%    1,346   29.3%     1,810   31.1%
Other            2,328      2,655  -12%      705   30.3%       815   30.7%
Corporate            -          -           (191)             (543)
              --------   --------  ---- --------   -----  --------   -----
    Total     $ 76,038   $ 71,600    6% $ 21,712   28.6%  $ 20,638   28.8%
              ========   ========       ========          ========



Overall gross margins for the first quarter were 28.6%, compared to 28.8% in the prior year. Gross margin comparisons were most significantly affected by changes in product mix, particularly SSD's larger contribution to total sales.

Selling, general and administrative expenses, as a percent of sales, were reduced to 21.8 percent in 1999 compared to 22.1 percent in the prior year first quarter. Net results also benefited from lower non-operating expenses, primarily interest costs, as debt levels were reduced by the proceeds from the Company's common stock offering in the fourth quarter of fiscal 1998.


                                     (9)


                       MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                       Three Months Ended August 31, 1998
                                  (Unaudited)


Net income for the quarter was $2.5 million or $.17 per share, compared to $1.8 million or $.15 per share in the prior year.

Liquidity and Capital Resources

Cash used in operations was $2.2 million in the first quarter of fiscal 1999, compared to $7.2 million cash provided by operations in the first quarter last year. Although cash provided by net income and non-cash adjustments improved, the Company increased its investment in working capital by $7.2 million in the first quarter of fiscal 1999, compared to a $3.9 million reduction last year. Accounts receivable decreased $3.2 million in 1999 and $.5 million in 1998. Inventory increased $7.5 million in 1999, primarily for product line expansion, compared to a reduction of $883,000 in 1998. Capital expenditures and dividend payments were funded primarily by cash generated by operations and additional borrowings. Interest payments for the first quarter were $2.8 million in fiscal 1999 and $3.2 million in 1998.

The Company's loan agreements contain various financial and operating covenants which set benchmark levels for tangible net worth, debt / tangible net worth ratio and annual debt service coverage. The Company was in compliance with these covenants at August 31, 1998.

Cash reserves, investments, funds from operations and credit lines are expected to be adequate to meet the operational needs and future dividends of the Company. The policy regarding payment of dividends is reviewed periodically by the Board of Directors in light of the Company's operating needs and capital structure.

Impact of Year 2000

The year 2000 issue is the result of computer programs which are written using two digits rather than four to define the applicable year. The Company's current computer database correctly stores date stamps which include four digit years. The Company sets standard configuration guidelines for personal computer systems used within the Company which are year 2000 compliant. Based on a recent

                                    (10)


                       MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                       Three Months Ended August 31, 1998
                                  (Unaudited)


assessment, the Company anticipates its systems will function properly with respect to dates in the year 2000 and thereafter.

Future operating results may also be affected by the readiness of the Company's trading partners to meet year 2000 requirements. The Company is in the process of surveying its vendors of products with embedded chips or date-sensitive systems concerning their year 2000 readiness. The use of electronic data interchanges by the Company is limited to a few vendors and customers and the Company does not anticipate significant year 2000 issues relating to interface systems with these parties. The Company has no single customer which accounts for more than 2% of its sales or vendor which accounts for more than 9% of its purchases. Based upon the foregoing, the Company believes that its risk of significant financial impact resulting from the inability of its trading partners to meet year 2000 requirements is minimal.

Euro Currency Conversion

On January 1, 1999, eleven member states of the European Union will begin conversion to a common currency, the euro. From January 1, 1999 until January 1, 2002, companies operating in Europe must be able to process business transactions either in legacy currencies or in euros. After January 1, 2001, all transactions will be processed only in euros. These changes could have significant impacts on transaction processing costs, pricing policies and foreign currency exchange risk management.

The Company has verified that its transaction processing systems can accommodate the euro currency and dual currency processing requirements without significant additional costs. While the exact impact on pricing is impossible to ascertain, the Company believes that most of its pricing is based on U.S. dollar costs and the effect of conversion to the Euro will not be significant.

The Company expects to adopt the euro as the functional currency for each of its subsidiaries within the European Union. While it is possible that this change may result in reduced volatility of foreign exchange results and lower foreign exchange risk management costs, these benefits can not be quantified at this time.

                                    (11)


PART II --  OTHER INFORMATION




ITEM 1.     LEGAL PROCEEDINGS

            No material developments have occurred in the matters reported Under the category "Legal Proceedings" in the Registrant's Report on Form 10-K for the fiscal year ended May 31, 1998, except that Arius has filed a notice of appeal with respect to the order of July 14, 1998 denying its motion to penalize the Company for having made sales to alleged Arius customers subsequent to the date Arius filed its bankruptcy petition.

ITEM 2.     CHANGES IN SECURITIES

            None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            At the Annual Meeting of Stockholders held October 6, 1998, the management slate of directors ran unopposed and was elected. The Company's 1998 Incentive Compensation Plan was approved as proposed in the proxy statement dated September 3, 1998 to announce the meeting.

ITEM 5.     OTHER INFORMATION

            None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)  Exhibit 27 - Financial Data Schedule - page 12.

            (b)	Reports on Form 8-K  -  None

                                    (12)

PART II - OTHER INFORMATION
                             SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                 RICHARDSON ELECTRONICS, LTD.

Date  October 8 , 1998       By   /s/
                             William J. Garry
                             Senior Vice President and
                             Chief Financial Officer


                                   (13)