Form 10-Q
period 1998-11-30
RICHARDSON ELECTRONICS LTD/DE
filed 1999-01-14
CIK 355948

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-Q

(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934
For the quarterly period ended                November 30, 1998

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

As of January 12, 1999, there were outstanding 10,760,630 shares of Common Stock, $.05 par value, and 3,235,346 shares of Class B Common Stock, $.05 par value, which are convertible into Common Stock on a share-for-share basis.

This Quarterly Report on Form 10-Q contains 14 pages. An exhibit index is at page 12.

                                     (1)


            Richardson Electronics, Ltd. and Subsidiaries
                            Form 10-Q
     For the Three- and Six-Month Periods Ended November 30, 1998




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


                                     (2)


                      Part 1 - Financial Information
                Richardson Electronics, Ltd. and Subsidiaries
                   Consolidated Condensed Balance Sheets
                              (in thousands)

                                                    November 30       May 31
                                                       1998            1998
                                                     ---------      ---------
                                                    (Unaudited)     (Audited)
ASSETS
------
Current assets:
  Cash and equivalents                               $  7,380       $  8,031
  Receivables, less allowance of $2,107 and $2,230     64,961         63,431
  Inventories                                         104,441         96,443
  Other                                                11,351          9,681
                                                     ---------      ---------
        Total current assets                          188,133        177,586

Investments                                             2,454          2,931

Property, plant and equipment                          52,556         49,795
  Less accumulated depreciation                       (33,003)       (31,318)
                                                     ---------      ---------
   Property, plant and equipment, net                  19,553         18,477
Other assets                                           14,296         10,706
                                                     ---------      ---------
        Total assets                                 $224,436       $209,700
                                                     =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Accounts payable                                   $ 17,584       $ 17,320
  Accrued expenses                                      9,247         10,286
  Notes and current portion of debt                       676            403
                                                     ---------      ---------
        Total current liabilities                      27,507         28,009

Long-term debt, less current portion                   97,931         87,427
Deferred income taxes                                   4,119          2,679
Stockholders' equity:
  Common stock, $.05 par value; issued 11,307 at
    November 30, 1998 and 11,183 at May 31, 1998          565            561
  Class B common stock, convertible, $.05 par
    value; issued 3,235 at November 30, 1998
    and 3,239 at May 31, 1998                             162            162
  Additional paid-in capital                           81,829         80,606
  Common stock in treasury; 548 shares at cost         (3,594)           --
  Retained earnings                                    21,508         16,842
  Foreign currency translation adjustment              (5,591)        (6,586)
                                                     ---------      ---------
        Total stockholders' equity                     94,879         91,585
                                                     ---------      ---------
        Total liabilities and stockholders' equity   $224,436       $209,700
                                                     =========      =========

See notes to consolidated condensed financial statements.

                Richardson Electronics, Ltd. and Subsidiaries
                 Consolidated Condensed Income Statements
   For the Three- and Six-Month Periods Ended November 30, 1998 and 1997
            (in thousands, except per share amounts) (unaudited)

                               Three Months Ended          Six Months Ended
                                    November 30                 November 30
                              ---------------------      ---------------------
                                1998         1997           1998       1997
                              ---------   ---------      ---------   ---------

Net sales                     $ 82,232    $ 78,646       $158,270    $150,246
Cost of products sold           58,970      56,298        113,296     107,260
                              ---------   ---------      ---------   ---------
   Gross margin                 23,262      22,348         44,974      42,986

   Selling, general and
      administrative expenses   17,289      16,706         33,895      32,516
                              ---------   ---------      ---------   ---------

     Operating income            5,973       5,642         11,079      10,470

Other  (income) expense:
   Interest expense              1,727       2,190          3,402       4,209
   Investment income               (80)       (195)          (233)       (279)
   Other, net                     (363)       (291)          (350)         22
                              ---------   ---------      ---------   ---------
                                 1,284       1,704          2,819       3,952
                              ---------   ---------      ---------   ---------
     Income before income
        taxes                    4,689       3,938          8,260       6,518

Income taxes                     1,410       1,198          2,480       1,970
                              ---------   ---------      ---------   ---------
Net income                    $  3,279    $  2,740       $  5,780    $  4,548
                              =========   =========      =========   =========

Net income per share - basic:
   Net income per share       $    .23    $    .23       $    .40    $    .38
                              =========   =========      =========   =========
   Average shares outstanding   14,089      12,106         14,289      12,045
                              =========   =========      =========   =========

Net income per share - diluted:
   Net income per share       $    .23    $    .22       $    .40    $    .37
                              =========   =========      =========   =========
   Average shares outstanding   14,215      12,575         14,597      12,401
                              =========   =========      =========   =========

Dividends per common share    $    .04    $    .04       $    .08    $    .08
                              =========   =========      =========   =========


See notes to consolidated condensed financial statements.

                Richardson Electronics, Ltd. and Subsidiaries
               Consolidated Condensed Statements of Cash Flows
    For the Six-Month Periods Ended November 30, 1998 and 1997 (unaudited)
                               (in thousands)

                                                         Six Months Ended
                                                            November 30
                                                     ------------------------
                                                       1998           1997
                                                     ---------      ---------
Operating Activities:
  Net income                                         $  5,780       $  4,548
   Non-cash charges to income:
      Depreciation                                      1,777          1,860
      Amortization of intangibles and financing
         costs                                            304            181
      Deferred income taxes                             1,739          1,403
   Contribution to employee stock ownership plan          485            285
                                                     ---------      ---------
    Total non-cash charges                              4,305          3,729
                                                     ---------      ---------
  Changes in working capital, net of effects
    of currency translation:
  Accounts receivable                                    (886)        (4,485)
      Inventories                                      (7,041)           750
      Other current assets                             (1,822)           254
      Accounts payable                                   (434)         5,516
      Other liabilities                                (1,508)           447
                                                     ---------      ---------
         Net changes in working capital               (11,691)         2,482
                                                     ---------      ---------
   Net cash (used in)provided by
      operating activities                             (1,606)        10,759
                                                     ---------      ---------
Financing Activities:
   Proceeds from borrowings                            12,064         10,531
   Payments on debt                                      (757)       (13,166)
   Proceeds from stock                                    114          1,436
   Purchases of common stock for treasury              (3,594)           --
   Cash dividends                                      (1,115)          (941)
                                                     ---------      ---------
   Net cash provided by (used in) financing
      activities                                        6,712         (2,140)
                                                     ---------      ---------
Investing Activities:
  Sales of investments                                  1,840          1,872
  Purchase of investments                              (1,363)        (2,378)
  Business acquisitions                                  (893)        (6,262)
  Capital expenditures                                 (2,233)        (2,454)
  Other                                                (3,108)        (1,027)
                                                     ---------      ---------
   Net cash used in investing activities               (5,757)       (10,249)
                                                     ---------      ---------
   Increase in cash and equivalents                      (651)        (1,630)

Cash and equivalents at beginning of year               8,031         10,012
                                                     ---------      ---------
   Cash and equivalents at end of period             $  7,380       $  8,382
                                                     =========      =========

See notes to consolidated condensed financial statements.

                 Richardson Electronics, Ltd. and Subsidiaries
              Notes to Consolidated Condensed Financial Statements Three- and Six-Month Periods Ended November 30, 1998
                                 (Unaudited)

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

Note B -- Income Taxes

The income tax provisions for the three- and six-month periods ended November 30, 1998 and 1997 are based on the estimated annual effective tax rate of 30%. The effective rate is less than the statutory rate of 34% due to U.S. foreign sales corporation tax benefits, partially offset by state income taxes.

Note C - Comprehensive Income

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", requires the presentation of comprehensive income as follows (in thousands).
                                Three Months Ended         Six Months Ended
                                   November 30,               November 30,
                             ----------------------      ----------------------
                                1998         1997           1998         1997
                             ---------    ---------      ---------    ---------
Net income                   $  3,279     $  2,740       $  5,780     $  4,548
Foreign currency translation    2,420          103            995       (1,429)
                             ---------    ---------      ---------    ---------
   Comprehensive income      $  5,699     $  2,843       $  6,775     $  3,119
                             =========    =========      =========    =========

                       Management's Discussion and Analysis
                 of Results of Operations and Financial Condition
               Three- and Six-Month Periods Ended November 30, 1998
                                    (Unaudited)

Results of Operations

Net sales for the second quarter of fiscal 1999 were a record $82.2 million, up 5% from last year's second quarter of $78.6 million. Sales, percentage change from the prior year, gross margins and gross margin percent of sales by SBU are summarized in the following table. Gross margins for each SBU include provisions for returns and overstock. Provisions for LIFO, manufacturing charges and other costs are included under the caption "Corporate" (in thousands).

                         Sales                       Gross Margin
               ---------------------------   ----------------------------------
                                      %
                FY 1999    FY 1998  Change    FY 1999    GM%    FY 1998    GM%
               ---------  ---------  ----    ---------  -----  ---------  -----
Second Quarter
 EDG           $ 32,166    $29,683     8%    $  9,679   30.1%  $  9,245   31.1%
 SSC             23,223     22,497     3%       6,457   27.8%     6,365   28.3%
 DPG              9,844      7,581    30%       3,263   33.1%     2,621   34.6%
 SSD             16,999     18,885   -10%       4,083   24.0%     4,386   23.2%
 Corporate            -          -               (220)             (269)
               ---------  ---------          ---------         ---------
    Total      $ 82,232   $ 78,646     5%    $ 23,262   28.3%  $ 22,348   28.4%
               =========  =========          =========         =========

Six Months
 EDG           $ 60,794   $ 58,708     4%    $ 18,630   30.6%  $ 18,467   31.5%
 SSC             45,405     43,057     5%      12,594   27.7%    12,527   29.1%
 DPG             19,035     15,223    25%       6,285   33.0%     5,068   33.3%
 SSD             33,036     33,258    -1%       7,876   23.8%     7,736   23.3%
 Corporate            -          -               (411)             (812)
               ---------  ---------          ---------  -----  ---------  -----
    Total      $158,270   $150,246      5%   $ 44,974   28.4%  $ 42,986   28.6%
               =========  =========          =========         =========

EDG second quarter sales increased 8% from fiscal 1998 levels, reflecting a 60% growth in medical equipment and related services. Gross margins as a percent of sales decreased to 30.1% in fiscal 1999 from 31.1% in fiscal 1998 due to changes in product mix, as medical products and services became a larger proportion of the SBU's sales. Six month results reflect the same trends.

Second quarter sales for SSC increased 3% from fiscal 1998 levels, reflecting growth in RF and microwave wireless components and interconnect products, offset by softness in RF power semiconductors and power conversion products. Gross margins as a percent of sales decreased to 27.8% in fiscal 1999 from 28.3% in

                       Management's Discussion and Analysis
                 of Results of Operations and Financial Condition
               Three- and Six-Month Periods Ended November 30, 1998
                                    (Unaudited)

fiscal 1998 due to changes in product mix and competitive pressures, primarily for RF products. Six month results reflect the same trends.

Second quarter sales for DPG increased 30% in fiscal 1999 from 1998 levels. Growth was attributable to new initiatives in both flat-panel and conventional monitor sales, as well as, related systems integration revenues for medical, financial services and industrial markets. Gross margins as a percent of sales decreased to 33.1% in fiscal 1999 from 34.6% in fiscal 1998, reflecting the shift in product mix. Six-month results reflect the same trends.

SSD's second quarter sales comparisons were affected unfavorably by the strength of the prior year quarter, which included several large non-recurring orders. Gross margins as a percent of sales increased from 23.2% in fiscal 1998 to 24.0% in fiscal 1999, reflecting higher margins on acquired product lines. Sales for the six-month period were down 1% from the prior year as rising sales in the first quarter were offset by comparison against the unusually strong second quarter fiscal 1998 results.

On a geographic basis, the Company's North American sales grew 5% in the second quarter and 9% in the first half. European sales grew 12% in the second quarter and 8% in the first half. Sales in Asia / Pacific declined at a slower pace in the second quarter, off 8% from the prior year, compared to 15% for the six-month comparison. Latin American sales remained soft, off 11% and 9% on quarter and six-month comparisons, against the prior year. Sales, percentage change from the prior year, gross margins and gross margin percent of sales by area are summarized in the following table. Prior year amounts have been re-stated to be comparable to the current year's classifications. The caption, "other", includes sales to export distributors and to countries where the Company does not have offices, including Eastern Europe and the Middle East. Provisions for LIFO, manufacturing charges and other costs are included under the caption "Corporate" (in thousands).

                       Management's Discussion and Analysis
                 of Results of Operations and Financial Condition
               Three- and Six-Month Periods Ended November 30, 1998
                                    (Unaudited)

                         Sales                       Gross Margin
               ---------------------------   ----------------------------------
                                      %
                FY 1999    FY 1998  Change    FY 1999    GM%    FY 1998    GM%
               ---------  ---------  ----    ---------  -----  ---------  -----
Second Quarter
 North America $ 51,515   $ 49,276     5%    $ 14,040   27.3%  $ 13,735   27.9%
 Europe          17,713     15,851    12%       5,557   31.4%     4,913   31.0%
 Latin America    4,883      5,467   -11%       1,395   28.6%     1,508   27.6%
 Asia/Pacific     5,006      5,448    -8%       1,611   32.2%     1,712   31.4%
 Other            3,115      2,604    20%         879   28.2%       749   28.8%
 Corporate            -          -               (220)             (269)
               ---------  ---------          ---------         ---------  -----
    Total      $ 82,232   $ 78,646     5%    $ 23,262   28.3%  $ 22,348   28.4%
               =========  =========          =========         =========

Six Months
 North America $101,073   $ 92,940     9%    $ 27,766   27.5%  $ 26,524   28.5%
 Europe          32,901     30,577     8%      10,478   31.8%     9,372   30.7%
 Latin America    9,246     10,201    -9%       2,600   28.1%     2,816   27.6%
 Asia/Pacific     9,607     11,269   -15%       2,957   30.8%     3,522   31.3%
 Other            5,443      5,259     3%       1,584   29.1%     1,564   29.7%
 Corporate            -          -               (411)             (812)
               ---------  ---------          ---------         ---------
    Total      $158,270   $150,246     5%    $ 44,974   28.4%  $ 42,986   28.6%
               =========  =========          =========         =========

Selling, general and administrative expenses improved as a percentage of sales, declining from 21.2% to 21.0% in the second quarter and from 21.6% to 21.4% for the first half. Interest expense for the first half was reduced by 19% from the prior year as a result of debt reductions financed by a public offering of the Company's common stock in the fourth quarter of fiscal 1998. Other income included foreign exchange gains of $293,000 in the first half of fiscal 1999, compared to a foreign exchange loss of $144,000 in the prior year.

Net income for the quarter was $3.3 million or $.23 per share, assuming dilution, compared to $2.7 million or $.22 per share in the prior year. Net income for the first half was $5.8 million or $.40 per share, assuming dilution, compared to $4.5 million or $.37 per share.

Liquidity and Capital Resources

Cash used in operations was $1.6 million in the first half of fiscal 1999, com-pared to cash provided by operations of $10.8 million in the first half last

                       Management's Discussion and Analysis
                 of Results of Operations and Financial Condition
               Three- and Six-Month Periods Ended November 30, 1998
                                    (Unaudited)

year. Although cash provided by net income and non-cash adjustments improved, the Company increased its investment in working capital by $11.7 million in the first half of fiscal 1999, compared to a $2.5 million reduction last year. Accounts receivable increased $886,000 in 1999 and $4.5 million in 1998. Inventory increased $7.0 million in 1999, primarily for product line expansion, compared to a reduction of $750,000 in 1998. Accounts payable increased by $5.5 million in fiscal 1998, but were reduced slightly in fiscal 1999.

In the second quarter of fiscal 1999, the Company repurchased 548,000 shares of its common stock on the open market at an average price of $6.55 per share. Capital expenditures, business acquisitions, stock repurchases and dividend payments were funded primarily by cash generated by operations and additional borrowings. Interest payments for the first half were $3.5 million in fiscal 1999 and $4.1 million in 1998.

The Company's loan agreements contain various financial and operating covenants which set benchmark levels for tangible net worth, debt / tangible net worth ratio and annual debt service coverage. The Company was in compliance with these covenants at November 30, 1998.

Cash reserves, investments, funds from operations and credit lines are expected to be adequate to meet the operational needs and future dividends of the Com-pany. The policy regarding payment of dividends is reviewed periodically by the Board of Directors in light of the Company's operating needs and capital struc-ture.

Impact of Year 2000

The year 2000 issue is the result of computer programs that are written using two digits rather than four to define the applicable year. The Company's current computer database correctly stores date stamps that include four digit years. The Company sets standard configuration guidelines for personal computer systems used within the Company which are year 2000 compliant. Based on a recent assessment, the Company anticipates its systems will function properly with respect to dates in the year 2000 and thereafter.

Future operating results may also be affected by the readiness of the Company's trading partners to meet year 2000 requirements. The Company is in the process of surveying its vendors of products with embedded chips or date-sensitive sys-tems concerning their year 2000 readiness. The use of electronic data inter-changes by the Company is limited to a few vendors and customers and the Company does not anticipate significant year 2000 issues relating to interface systems

                       Management's Discussion and Analysis
                 of Results of Operations and Financial Condition
               Three- and Six-Month Periods Ended November 30, 1998
                                    (Unaudited)

with these parties. The Company has no single customer which accounts for more than 2% of its sales or vendor which accounts for more than 9% of its purchases. Based upon the foregoing, the Company believes that its risk of significant financial impact resulting from the inability of its trading partners to meet year 2000 requirements is minimal.

Euro Currency Conversion

On January 1, 1999, eleven member states of the European Union began conversion to a common currency, the euro. From January 1, 1999 until January 1, 2002, companies operating in Europe must be able to process business transactions either in legacy currencies or in euros. After January 1, 2002, all trans-actions will be processed only in euros. These changes could have significant impacts on transaction processing costs, pricing policies and foreign currency exchange risk management.

The Company has verified that its transaction processing systems can accom-modate the euro currency and dual currency processing requirements without significant additional costs. While the exact impact on pricing is indeter-minable, the Company believes that since most of its pricing is based on U.S. dollar costs, the effect of conversion to the Euro will not be significant.

The Company expects to adopt the euro as the functional currency for each of its subsidiaries within the European Union. While it is possible that this change may result in reduced volatility of foreign exchange results and lower foreign exchange risk management costs, these benefits cannot be quantified at this time.

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

Date     January  13, 1999    By   /s/ William J. Garry
                                   William J. Garry
                                   Senior Vice President and
                                   Chief Financial Officer