Form 10-Q
period 1999-02-28
RICHARDSON ELECTRONICS LTD/DE
filed 1999-04-14
CIK 355948

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-Q

(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934
For the quarterly period ended                February 28, 1999

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

As of April 12, 1999, there were outstanding 9,312,111 shares of Common Stock, $.05 par value, and 3,233,999 shares of Class B Common Stock, $.05 par value, which are convertible into Common Stock on a share-for-share basis.

This Quarterly Report on Form 10-Q contains 14 pages. An exhibit index is at page 12.

                                     (1)


            Richardson Electronics, Ltd. and Subsidiaries
                            Form 10-Q
     For the Three- and Nine-Month Periods Ended February 28, 1999




                              INDEX




                                                        Page
                                                        ----
PART I - FINANCIAL INFORMATION

   Consolidated Condensed Balance Sheets                 3

   Consolidated Condensed Income Statements              4

   Consolidated Condensed Statements of Cash Flows       5

   Notes to Consolidated Condensed Financial Statements  6

   Management's Discussion and Analysis of Results
      of Operations and Financial Condition              7


PART II - OTHER INFORMATION                             12


                                     (2)


                      Part 1 - Financial Information
                Richardson Electronics, Ltd. and Subsidiaries
                   Consolidated Condensed Balance Sheets
                              (in thousands)

                                              February 28       May 31
                                                  1999           1998
                                               ---------      ---------
                                              (Unaudited)     (Audited)
ASSETS
------
Current assets:
  Cash and equivalents                         $   8,878      $   8,031
  Receivables, less allowance of $2,492 and
   $2,230                                         67,761         63,431
  Inventories                                    109,725         96,443
  Other                                           11,793          9,681
                                               ---------      ---------
        Total current assets                     198,157        177,586

Investments                                        2,344          2,931

Property, plant and equipment,                    53,762         49,795
  Less accumulated depreciation                  (33,760)       (31,318)
                                               ---------      ---------
   Property, plant and equipment, net             20,002         18,477
Other assets                                      14,785         10,706
                                               ---------      ---------
        Total assets                           $ 235,288      $ 209,700
                                               =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Accounts payable                             $  19,063      $  17,320
  Accrued expenses                                 9,174         10,286
  Notes payable and current portion of
    long-term debt                                   299            403
                                               ---------      ---------
        Total current liabilities                 28,536         28,009

Long-term debt, less current portion             114,406         87,427
Deferred income taxes                              3,136          2,679
Stockholders' equity:
  Common stock, $.05 par value; issued 11,314
   at February 28, 1999 and 11,183 at
   May 31, 1998                                      566            561
  Class B common stock, convertible, $.05 par
    value; issued 3,234 at February 28, 1999
    and 3,239 at May 31, 1998                        162            162
  Additional paid-in capital                      81,869         80,606
  Common stock in treasury; 973 shares at cost    (6,141)           --
  Retained earnings                               21,654         16,842
  Foreign currency translation adjustment         (8,900)        (6,586)
                                               ---------      ---------
        Total stockholders' equity                89,210         91,585
                                               ---------      ---------
        Total liabilities and stockholders'
          Equity                               $ 235,288      $ 209,700
                                               =========      =========
See notes to consolidated condensed financial statements.

                                      (3)


                 Richardson Electronics, Ltd. and Subsidiaries
                  Consolidated Condensed Income Statements
    For the Three- and Nine-Month Periods Ended February 28, 1999 and 1998
            (in thousands, except per share amounts) (Unaudited)

                                  Three Months Ended          Nine Months Ended
                                     February 28                 February 28
                                 --------------------      --------------------
                                   1999        1998           1999      1998
                                 ---------  ---------      ---------  ---------

Net sales                        $ 77,092   $ 73,196       $235,362   $223,442
Cost of products sold              55,704     52,336        169,000    159,596
                                 ---------  ---------      ---------  ---------
  Gross margin                     21,388     20,860         66,362     63,846
Selling, general and
  administrative expenses          18,331     16,009         52,226     48,525
                                 ---------  ---------      ---------  ---------
    Operating income                3,057      4,851         14,136     15,321

Other  (income) expense:
   Interest expense                 2,074      2,009          5,476      6,218
   Investment income                 (150)      (255)          (383)      (534)
   Other, net                         150          5           (200)        27
                                 ---------  ---------      ---------  ---------
                                    2,074      1,759          4,893      5,711
                                 ---------  ---------      ---------  ---------
Income before income taxes            983      3,092          9,243      9,610

Income taxes                          290        910          2,770      2,880
                                 ---------  ---------      ---------  ---------
Net income                       $    693   $  2,182       $  6,473   $  6,730
                                 =========  =========      =========  =========

Net income per share - basic:
   Net income per share          $   0.05   $   0.18       $   0.46   $   0.56
                                 =========  =========      =========  =========
   Average shares outstanding      13,866     12,198         14,148     12,096
                                 =========  =========      =========  =========

Net income per share - diluted:
   Net income per share          $   0.05   $   0.17       $   0.45   $   0.54
                                 =========  =========      =========  =========
   Average shares outstanding      14,039     12,626         14,411     12,476
                                 =========  =========      =========  =========

Dividends per common share       $   0.04   $   0.04       $   0.12   $   0.12
                                 =========  =========      =========  =========

See notes to consolidated condensed financial statements.

                                       (4)


                 Richardson Electronics, Ltd. and Subsidiaries
                Consolidated Condensed Statements of Cash Flows
        Nine-Month Periods Ended February 28, 1999 and 1998 (Unaudited)
                                 (in thousands)

                                                          Nine Months Ended
                                                            February 28
                                                      ------------------------
                                                         1999           1998
                                                      ---------      ---------
Operating Activities:
  Net income                                          $  6,473       $  6,730
    Non-cash charges to income:
      Depreciation                                       2,632          2,606
      Amortization of intangibles and financing costs      456            366
      Deferred income taxes                                708          1,508
      Contribution to employee stock ownership plan        485            285
                                                      ---------      ---------
    Total non-cash charges                               4,281          4,765
                                                      ---------      ---------
  Changes in working capital, net of effects of
    currency translation and business acquisitions:
      Accounts receivable                               (4,234)        (4,758)
      Inventories                                      (12,702)          (862)
      Other current assets                              (2,161)            68
      Accounts payable                                     701          5,504
      Other liabilities                                 (1,588)        (2,460)
                                                      ---------      ---------
    Net changes in working capital                     (19,984)        (2,508)
                                                      ---------      ---------
    Net cash (used in)provided by operating
        activities                                      (9,230)         8,987
                                                      ---------      ---------
Financing Activities:
  Proceeds from borrowings                              28,564         14,531
  Payments on debt                                      (1,348)       (15,943)
  Proceeds from stock                                       73          1,765
  Purchases of common stock for treasury                (6,136)           --
  Cash dividends                                        (1,661)        (1,416)
                                                      ---------      ---------
    Net cash provided by (used in) financing
      activities                                        19,492         (1,063)
                                                      ---------      ---------
Investing Activities:
  Sales of investments                                   3,099          3,003
  Purchase of investments                               (3,008)        (3,432)
  Business acquisitions                                 (2,460)        (6,262)
  Capital expenditures                                  (3,677)        (3,201)
  Notes receivable and other                            (3,369)        (1,158)
                                                      ---------      ---------
    Net cash used in investing activities               (9,415)       (11,050)
                                                      ---------      ---------
    Increase (decrease) in cash and equivalents            847         (3,126)

Cash and equivalents at beginning of year                8,031         10,012
                                                      ---------      ---------
   Cash and equivalents at end of period              $  8,878       $  6,886
                                                      =========      =========

See notes to consolidated condensed financial statements.

                                     (5)


                  Richardson Electronics, Ltd. and Subsidiaries
               Notes to Consolidated Condensed Financial Statements
              Three- and Nine-Month Periods Ended February 28, 1999
                                 (Unaudited)

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

Note B -- Income Taxes

The income tax provisions for the three- and nine-month periods ended February 28, 1999 and 1998 are based on the estimated annual effective tax rate of 30%. The effective rate is less than the statutory rate of 34% due to U.S. foreign sales corporation tax benefits, partially offset by state income taxes.

Note C - Comprehensive Income

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", requires the presentation of comprehensive income (loss) as follows (in thousands).
                                  Three Months Ended         Nine Months Ended
                                     February 28                 February 28
                                 --------------------      --------------------
                                   1999        1998           1999      1998
                                 ---------  ---------      ---------  ---------
   Net income                    $    693   $  2,182       $  6,473   $  6,730
   Foreign currency translation    (3,309)    (1,313)        (2,314)    (2,742)
                                 ---------  ---------      ---------  ---------
     Comprehensive income (loss) $ (2,616)  $    869       $  4,159   $  3,988
                                 =========  =========      =========  =========

                                      (6)


                      Management's Discussion and Analysis
               of Results of Operations and Financial Condition
             Three- and Nine-Month Periods Ended February 28, 1999
                                 (Unaudited)

Results of Operations

Sales and Gross Margin Analysis

Net sales for the third quarter of fiscal 1999 were $77.1 million, up 5% from last year's third quarter sales of $73.2 million. Sales, percentage change from the prior year, gross margins and gross margin percent of sales by SBU are summarized in the following table. Gross margins for each SBU include provisions for returns and overstock. Provisions for LIFO, manufacturing charges and other costs are included under the caption "Corporate" (in thousands).

                       Sales                        Gross Margin
              --------------------------    ----------------------------------
               FY 1999    FY 1998     %      FY 1999    GM%    FY 1998    GM%
              ---------  ---------  ----    ---------  -----  ---------  -----
Third Quarter
 EDG          $ 28,312   $ 28,115     1%    $  8,723   30.8%  $  8,893   31.6%
 SSC            21,957     21,427     2%       6,455   29.4%     5,932   27.7%
 DPG             9,040      7,394    22%       2,662   29.4%     2,565   34.7%
 SSD            17,783     16,260     9%       4,030   22.7%     3,721   22.9%
 Corporate           -          -               (482)             (251)
              ---------  ---------          ---------         ---------
    Total     $ 77,092   $ 73,196     5%    $ 21,388   27.7%  $ 20,860   28.5%
              =========  =========          =========         =========
Nine Months
 EDG          $ 89,106   $ 86,823     3%    $ 27,353   30.7%  $ 27,360   31.5%
 SSC            67,362     64,484     4%      19,049   28.3%    18,459   28.6%
 DPG            28,075     22,617    24%       8,947   31.9%     7,633   33.7%
 SSD            50,819     49,518     3%      11,906   23.4%    11,457   23.1%
 Corporate           -          -               (893)           (1,063)
              ---------  ---------          ---------         ---------
    Total     $235,362   $223,442     5%    $ 66,362   28.2%  $ 63,846   28.6%
              =========  ========           =========         =========

EDG third quarter sales were essentially unchanged from fiscal 1998 levels, as a 34% growth in medical equipment and related services was offset by a 7% decline in non-medical sales. Gross margins as a percent of sales decreased to 30.8% in fiscal 1999 from 31.6% in fiscal 1998 due to changes in product mix, as medical products and services became a larger proportion of the SBU's sales. The nine-month results reflect similar trends, with a 56% increase in medical sales offset by a 9% decline in non-medical sales.

Third quarter sales for SSC increased 2% from fiscal 1998 levels, reflecting growth in RF and microwave wireless components and interconnect products, offset by softness in RF power semiconductors and power conversion products. Nine month sales results reflect the same trend in product mix. Gross margins as a percent of sales increased to 29.4% in the third quarter, due to improvements in selling prices. The fiscal 1998 third quarter gross margin rate of 27.7% was unusually low, due to unfavorable manufacturing variances on value-added production.

                                      (7)


                     Management's Discussion and Analysis
               of Results of Operations and Financial Condition
             Three- and Nine-Month Periods Ended February 28, 1999
                                 (Unaudited)

Third quarter sales for DPG increased 22% in fiscal 1999 from 1998 levels, including 7% resulting from the acquisition of Eternal Graphics, Inc. in the fourth quarter of fiscal 1998. The remaining sales growth was attributable to new initiatives in both flat-panel and conventional monitor sales, as well as related systems integration revenues for medical, financial services and industrial markets. Gross margins as a percent of sales decreased to 29.4% in fiscal 1999 from 34.7% in fiscal 1998, reflecting the shift in product mix. Nine-month results reflect the same trends.

SSD's third quarter sales increased 9% over the prior year as a result of the acquisition of Adler Video on December 1, 1998. Adler Video is a regional distributor of security systems located in California with historical annual sales of $8.4 million. Gross margins as a percent of sales were comparable to the prior year. Sales for the nine-month period were up 3% from the prior year due to the Adler acquisition.

Sales, percentage change from the prior year, gross margins and gross margin percent of sales by geographic area are summarized in the following table. Prior year amounts have been restated to be comparable to the current year's classifications. The caption, "other", includes sales to export distributors and to countries where the Company does not have offices, including Eastern Europe and the Middle East. Provisions for LIFO, manufacturing charges and other costs are included under the caption "Corporate" (in thousands).

                          Sales                       Gross Margin
               --------------------------   ----------------------------------
                FY 1999    FY 1998     %     FY 1999    GM%    FY 1998    GM%
               ---------  ---------  ----   ---------  -----  ---------  -----
Third Quarter
 North America $ 49,302   $ 46,156     7%   $ 13,264   26.9%  $ 12,903   28.0%
 Europe          15,849     15,474     2%      4,965   31.3%     4,769   30.8%
 Latin America    3,610      4,317   -16%      1,014   28.1%     1,252   29.0%
 Asia/Pacific     6,100      4,589    33%      1,981   32.5%     1,359   29.6%
 Other            2,231      2,660   -16%        646   29.0%       828   31.1%
 Corporate            -          -              (482)             (251)
               ---------  ---------         ---------         ---------
    Total      $ 77,092   $ 73,196     5%   $ 21,388   27.7%  $ 20,860   28.5%
               =========  =========         =========         =========
Nine Months
 North America $150,375   $139,096     8%   $ 41,030   27.3%  $ 39,427   28.3%
 Europe          48,750     46,051     6%     15,443   31.7%    14,141   30.7%
 Latin America   12,856     14,518   -11%      3,614   28.1%     4,068   28.0%
 Asia/Pacific    15,707     15,858    -1%      4,938   31.4%     4,881   30.8%
 Other            7,674      7,919    -3%      2,230   29.1%     2,392   30.2%
 Corporate            -          -              (893)           (1,063)
               ---------  ---------         ---------         ---------
    Total      $235,362   $223,442     5%   $ 66,362   28.2%  $ 63,846   28.6%
               =========  =========         =========         =========

The Company's North American sales grew 7% in the third quarter and 8% in the first nine months, reflecting the Adler acquisition and DPG sales growth. European sales grew 2% in the third quarter and 6% in the first nine months as sales gains for SSC, SSD and DPG were offset by a decline in EDG sales.

                                     (8)


                     Management's Discussion and Analysis
               of Results of Operations and Financial Condition
             Three- and Nine-Month Periods Ended February 28, 1999
                                 (Unaudited)

Latin American sales remained soft, off 16% for the quarter and 11% for the nine-month comparisons, principally due to the economy in Brazil. The economic situation in Asia / Pacific improved significantly, as third quarter sales increased 33% from the prior year.

Selling, General and Administrative Expenses

During the third quarter of fiscal 1999, the Company adjusted its staffing in light of current sales levels. As a result, annual operating costs were reduced by approximately $2.5 million, beginning with the fourth fiscal quarter. Selling, general and administrative expenses in the third quarter included $236,000 for related severance costs. Selling, general and administrative costs increased to 23.8% of sales in the third quarter of 1999 from 21.9% in the prior year, reflecting staff additions, higher information systems costs and the aforementioned severance costs.

Net Results

Net income for the quarter was $693,000 or $.05 per share, assuming dilution, compared to $2.2 million or $.17 per share in the prior year. Net income for the nine-month period was $6.5 million or $.45 per share, assuming dilution, compared to $6.7 million or $.54 per share. Per share comparisons were affected by the increase in average shares outstanding resulting from the issuance of new shares in the fourth quarter of fiscal 1998.

Liquidity and Capital Resources

Cash used in operations was $9.2 million in the first nine months of fiscal 1999, compared to cash provided by operations of $9.0 million in the prior year. The Company increased its investment in working capital by $20.0 million in the current year, compared to a $2.5 million increase last year. Inventory increased $12.7 million in 1999, primarily for product line expansion, compared to an increase of $862,000 in 1998. Accounts payable increased by $5.5 million in fiscal 1998, compared to $701,000 in fiscal 1999. In 1999, the Company took advantage of certain vendor discounts for early payment which were not previously offered.

In fiscal 1999, the Company's Board of Directors authorized the repurchase of up to 2.0 million shares of its common stock on the open market. The Company repurchased 548,000 shares at an average price of $6.55 per share in the second quarter, 424,600 shares at $6.00 per share in the third quarter and 1,027,400 shares at an average price of $5.25 subsequent to February 28, 1999. Capital expenditures, business acquisitions, stock repurchases and dividend payments were funded primarily by additional borrowings. Interest payments for the nine-month period were $6.7 million in fiscal 1999 and $7.5 million in 1998.

                                      (9)


                     Management's Discussion and Analysis
               of Results of Operations and Financial Condition
             Three- and Nine-Month Periods Ended February 28, 1999
                                 (Unaudited)

The Company's loan agreements contain various financial and operating covenants which set benchmark levels for tangible net worth, debt / tangible net worth ratio and annual debt service coverage. The Company was in compliance with these covenants at February 28, 1999.

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

Future operating results may also be affected by the readiness of the Company's trading partners to meet year 2000 requirements. The Company is in the process of surveying its vendors of products with embedded chips or date-sensitive systems concerning their year 2000 readiness. The use of electronic data interchanges by the Company is limited to a few vendors and customers and the Company does not anticipate significant year 2000 issues relating to interface systems with these parties. The Company has no single customer which accounts for more than 2% of its sales or any vendor which accounts for more than 9% of its purchases. Based upon the foregoing, the Company believes that its risk of significant financial impact resulting from the inability of its trading partners to meet year 2000 requirements is minimal.

Euro Currency Conversion

On January 1, 1999, eleven member states of the European Union began conversion to a common currency, the euro. From January 1, 1999 until January 1, 2002, companies operating in Europe must be able to process business transactions either in legacy currencies or in euros. After January 1, 2002, all transactions will be processed only in euros. These changes could have significant impacts on transaction processing costs, pricing policies and foreign currency exchange risk management.

                                      (10)


                     Management's Discussion and Analysis
               of Results of Operations and Financial Condition
             Three- and Nine-Month Periods Ended February 28, 1999
                                 (Unaudited)

The Company has verified that its transaction processing systems can accommodate the euro currency and dual currency processing requirements without significant additional costs. While the exact impact on pricing is indeterminable, the Company believes that since most of its pricing is based on U.S. dollar costs, the effect of conversion to the Euro will not be significant.

The Company expects to adopt the euro as the functional currency for each of its subsidiaries within the European Union. While it is possible that this change may result in reduced volatility of foreign exchange results these benefits cannot be quantified at this time.

                                       (11)

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

No material developments have occurred in the matters reported under the category "Legal Proceedings" in the Registrant's Report on Form 10-K for the fiscal year ended May 31, 1998, except that the Arius, Inc. v. Richardson Electronics, Ltd., et. al., suit proceeding in state court in Orlando, Florida, has been settled for $30,000 and dismissed with prejudice.

ITEM 2.   CHANGES IN SECURITIES

             None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

             None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             None.

ITEM 5.   OTHER INFORMATION

             None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

            (a)  Exhibit 27 - Financial Data Schedule - page 14.

            (b) Report on Form 8-K - for press release issued on January 29, 1999 announcing that expected results for the fiscal quarter ended February 28, 1999 would be substantially below analysts' expectations.

                                      (12)

PART II - OTHER INFORMATION

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              RICHARDSON ELECTRONICS, LTD.

Date     April 13, 1999       By   /s/ William J. Garry
                                   William J. Garry
                                   Senior Vice President and
                                   Chief Financial Officer

                                      (13)