Form 10-K
period 1999-05-31
RICHARDSON ELECTRONICS LTD/DE
filed 1999-08-30
CIK 355948

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-K

 X ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
    For the fiscal year ended                  May 31, 1999

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

As of August 26, 1999, there were outstanding 9,392,024 shares of Common Stock, $.05 par value, and 3,233,009 shares of Class B Common Stock, $.05 par value, which are convertible into Common Stock on a share for share basis, of the registrant and the aggregate market value of such shares, based on the reported last sale price of the Common Stock on such date, held by non-affiliates of the registrant was approximately $64,100,000.

                                       (1)
(Cover page continued)



Portions of the 1999 Annual Report to Stockholders of registrant for fiscal year ended May 31, 1999 are incorporated in Parts I, II, and IV of this Report. Portions of the registrant's Proxy Statement dated September 3, 1999 for the Annual Meeting of Stockholders scheduled to be held October 12, 1999, which will be filed pursuant to Regulation 14(A), are incorporated by reference in Part III of this Report. Except as specifically incorporated herein by reference, the above mentioned Annual Report to Stockholders and Proxy Statement are not deemed filed as part of this report.

The exhibit index is located at pages 16 through 23.

                                        (2)



PART I

Item 1.   Business

Introduction and Business Strategy

Richardson Electronics, Ltd. is a specialized international distributor of electronic components, equipment and assemblies primarily for niche industrial applications. Its products include electron tubes, microwave generators, radio frequency ("RF") and microwave components, power semiconductors, data display monitors and electronic security products and systems. These products are used to control, switch or amplify electrical power or signals, or as display, recording or alarm devices in a variety of industrial, communication, security and medical imaging applications. Richardson differentiates itself by providing engineered solutions to its customers. Its capabilities extend beyond simple product distribution to include specialty product manufacturing and systems integration and include value-added services such as component assembly, prototype design and manufacture, testing, kitting and logistics.

The Company's objective is to be the preeminent international supplier of niche electronic components to industrial and commercial users. To fulfill this objective, the Company employs the following basic strategies:

Capitalize on Engineering and Manufacturing Expertise.
Richardson believes that its success is largely attributable to its core engineering and manufacturing competency and skill in identifying cost competitive solutions for its customers. Historically, the Company's primary business was the distribution and manufacture of electron tubes and it continues to be a major supplier of these products. Today, the Company out-sources manufacturing requirements for products sold in volume, but retains its engineering and manufacturing expertise. Richardson uses this expertise to identify engineered solutions for customers' applications, not only in electron tube technology but in each product area in which it specializes. Approximately 45% of the Company's sales are derived from products the Company electronically or physically modifies or sells under its own brand names.

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

Leverage Customer Base.
The Company strives to grow by offering new products to its existing customer base. The Company has followed the migration of its customers from electron tubes to newer technologies, primarily semiconductors. Sales of products other than electron tubes represented 62.6% of sales in the year ended May 31, 1999, compared to 46.7% five years ago.

Maintain Superior Customer Service.
The Company maintains more than 300,000 part numbers in its inventory database. More than 80% of all orders received by 6:00 p.m. are shipped complete the same day.

Provide Global Service.
Richardson has kept pace with the globalization of the electronics industry and addresses the growing demands in lesser developed countries for modern business and industrial equipment, related parts, service and technical assistance. Today, the Company's operations are worldwide in scope through 69 sales offices, including 39 located outside of the United States. In fiscal 1999, 49.4% of sales were derived from outside the United States.

Maintain State-of-the-Art Information Systems.
Through a global, information systems network, all offices have real-time access to the Company's database including customer information, product cross-referencing, market analysis, stock availability and quotation activity. Customers have on-line access to product information and purchasing capability via Richardson's web site. The Company offers electronic data interchange to those customers requiring this service.

Growth Strategy

Richardson's long range plan for growth and profit maximization is defined in three broad categories, discussed in the following paragraphs:

Internal Growth.
The Company believes that, in most circumstances, internal growth provides the best means of expanding its business. Both geographic and product line expansion have and will continue to be employed. In many instances, Richardson's original product line, electron tubes, provides the foundation for establishing new customer relationships, particularly in developing countries where older technologies are still predominately employed. From that base, the Company can identify and capitalize on new market opportunities for its other products. Over the last five years the Company has tripled the number of sales offices to 69 to support its new business development efforts.

Expansion of the Company's product offerings is an on-going program. Of particular note, the following areas have recently generated significant sales gains: microwave generators; medical imaging components; amplifiers, transmitters and pallets for wireless communication, flat panel displays, monitors; and CCTV security systems.

Continuous Operational Improvement.
During the last four years, the Company embarked on a vigorous program to improve operating efficiencies and asset utilization. Incentive programs were revised to heighten Richardson managers' commitment to these goals. As a result, selling, general and administrative expenses as a percent of sales were reduced from 23.4% in fiscal 1995 to 22.1% in 1999. Inventory turns improved from 1.7 to 2.2 over the same period. Additional programs are ongoing, including a significant investment in a full suite of enterprise resource planning modules scheduled for installation over the next two years. The Company believes European logistics and stocking levels may offer additional opportunities for cost savings.

Acquisitions.
The Company has a successful record of acquiring and integrating businesses. Since 1980, the Company has acquired 28 companies or significant product lines. The Company evaluates acquisition opportunities on an ongoing basis. The Company's acquisition criteria require that a target provide either (i) product line growth opportunities permitting Richardson to leverage its existing customer base or (ii) additional geographic coverage of Richardson's existing product offerings. In the last four years, the Company's acquisition pace has accelerated with the purchases of twelve businesses including, most significantly, Tubemaster (medical imaging-EDG), Compucon (interconnect devices for RF applications-SSC) and Burtek, Security Service International and Adler Video (security systems-SSD).

Strategic Business Units

The marketing, sales, product management and purchasing functions of Richardson are organized as four strategic business units: Electron Device Group ("EDG"), Solid State and Components ("SSC"), Display Products Group ("DPG") and Security Systems Division ("SSD"). Common logistics, information systems, finance, legal, human resources and general administrative functions support the entire organization. The Company's support organization is highly centralized with most corporate functions located at its administrative headquarters and principal stocking facility in LaFox, Illinois.

Electron Device Group
EDG's principal products, electron tubes, are used to control, switch, oscillate or amplify electrical power. This technology has been used for more than 80 years in electronic circuitry throughout the industrialized world. With such a vast installed base, replacement applications represent EDG's primary focus. In certain situations, including high power broadcasting and industrial equipment, electron tubes are the only economical technology capable of meeting power requirements or withstanding severe environmental or other operating conditions.

EDG serves a multitude of industries including automotive, avionics, communications, marine, plastics, rubber, steel and textile. Several major applications include dielectric and induction heating, motor speed controls, radar, resistance welding equipment and television and radio broadcast equipment. Microwave generator systems are designed and assembled by the Company for use in the manufacture of wafers for the semiconductor industry and other industrial heating applications.

In addition to the industries set forth above, Richardson believes the increased emphasis on containment of medical costs offers significant opportunities to supply replacement tubes and system upgrades to the diagnostic medical imaging market, estimated by the Company at $900 million annually. EDG distributes high voltage switch tubes, x-ray tubes and image intensifiers used in x-ray imaging equipment and specialty tubes for analytical equipment, as well as camera tubes, photomultipliers, switch tubes, magnetrons, hydrogen thyratrons and imaging equipment to the medical industry. In the last several years, the Company has capitalized on its engineering skill, expanding its product offering to include assistance in systems integration and upgrades of existing medical equipment to incorporate state-of-the-art imaging systems. In 1996, Richardson purchased two North American facilities, one for x-ray tube reloading and the second for digital imaging systems. During 1997, the Company continued its growth in the medical imaging market and established a European facility to supply the European market with reloaded x-ray tubes.

Certain sectors of the electron tube market in which the Company participates are modestly contracting due to the continued substitution of semiconductor technology for traditional electron tube applications. EDG is expanding its customer base beyond North America and Europe. As industrialized countries convert to solid state, equipment employing tube technology is frequently redeployed to lesser-developed areas of the world. Richardson's global expansion is, in part, to capitalize on this opportunity. The annual global market for electron tubes served by EDG is estimated by the Company to be more than $3.0 billion. As a result of product line and global expansion, EDG sales increased in each of the last four years.

The following is a description of EDG's major product groups:

Power Amplifier / Oscillator Tubes are vacuum or gas-filled tubes used in applications where current or voltage amplification and/or oscillation is required. Applications include induction heating, diathermy equipment, communications and radar systems and power supplies for voltage regulation or amplification.

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

Microwave Generators incorporate magnetrons, which are high vacuum oscillator tubes used to generate energy at microwave frequencies. The pulsed magnetron is predominantly used to generate high-energy microwave signals for radar applications. Magnetrons are also used in vulcanizing rubber, food processing, packaging, wood / glue drying, in the manufacture of wafers for the semiconductor industry and other industrial heating applications such as microwave ovens and by the medical industry for sterilization and cancer therapy.

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

Solid State and Components

SSC serves many of the same customers and industries as EDG and focuses its broad product offerings on two specialized markets. Because of the Company's expertise in electron tube technology, it developed a strong competency in power semiconductors. From this base in power semiconductors, SSC has expanded into related products for Radio Frequency ("RF") and microwave components. In addition to the distribution of products, SSC provides design, prototype assembly, manufacturing, kitting, testing and other essential services to these markets. SSC's RF and microwave components are used by the emerging wireless and telecommunications markets as well as Richardson's traditional communications, broadcast and avionics customers. SSC's power semiconductors and related components serve industrial markets in power conversion applications.

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

In October 1996, the Company acquired Compucon, a distributor of interconnect devices operating in the northeastern United States. This acquisition brought to the Company a new complimentary product line and management with the specialized knowledge of its applications. The Company has achieved significant growth in this line by expanding Compucon's regional specialization through its worldwide sales network. In 1999, the company acquired TRL Technologies, an engineering design firm and manufacturer of amplifier circuits. In August 1999, the Company expanded its product offering, signing a global distribution agreement with Motorola .

The following is a description of SSC's major product groups:

RF and Microwave Devices include a wide variety of components, such as mixers, switches, amplifiers, oscillators and RF diodes, which are used in telecommunications and other related markets, such as broadcast, cable TV, cellular and PCS, satellite, wireless LANs and various other wireless applications.

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

Display Products Group

DPG sells data display and instrumentation cathode ray tubes ("CRTs") that are used in data display, marine, medical, radar and avionic applications. This business unit recently expanded its product line to include flat panel displays and monitors. DPG's primary market is users of replacement CRTs and related components, principally large manufacturing and service companies. Its customer base also includes both independent and original equipment service organizations. Richardson estimates worldwide annual factory sales of CRTs excluding television tubes to be $2 billion. DPG offers a cost effective alternative to purchasing a complete data display monitor by replacing only the defective CRT. In addition to product sales, DPG provides engineered solutions to its customers including system integration, extensive cross-referencing and other value-added capabilities that enable DPG to offer off-the-shelf availability for more than 200,000 manufacturers' part numbers from an inventory of approximately 200 standard CRTs.

Computer terminals and monitors, broadcast monitors, viewfinders and TelePrompTers(r), radar and instrumentation displays are some of the many product applications. Large mainframe systems, using multiple data display terminals, represent the largest market served by DPG. Typical users include hospitals, airports, airlines, brokerage offices, banks, television studios, utilities and assembly lines. The Company acquired Eternal Graphics Inc. and Pixelink in fiscal 1998 and 1999, respectively, expanding DPG's expertise to include monitors, flat panel displays and related systems integration for financial institutions and medical imaging applications.

The following is a description of DPG's major product groups:

Cathode Ray Tubes are vacuum tubes that convert an electrical signal into a visual image to display information on computer terminals or televisions. CRTs are used in various environments, including hospitals, financial institutions, airports and numerous other applications wherever large user groups share electronic data visually. The product line includes both monochrome and color tubes.

Data Display Monitors are peripheral components incorporating a color or monochrome CRT capable of displaying an analog or digitally generated video signal.

Flat Panel Displays are display monitors incorporating a liquid crystal display or plasma panel, rather than a CRT, typically a few inches in depth and ranging from 10" to 42" measured diagonally.

Security Systems Division

SSD serves the commercial security and surveillance industry with primary emphasis on closed circuit television ("CCTV") systems and components. SSD's strategy is to leverage Richardson's existing customer base of Fortune 1000 customers and other large end users, as opposed to security dealers or retailers. SSD's principal value-added service is system design. The Company believes that due to heightened concerns over crime and the increasing incidence of liability claims, industrial and commercial organizations are expanding the use of CCTV systems to monitor and document activities in a wide range of applications. Industry sources estimate that North American wholesale sales of CCTV and related security equipment were $750 million in 1997 with a projected annual growth rate of 10% through 2000. In addition to its CCTV product offerings, SSD provides electronic components for burglar and fire detection systems, access control systems and commercial sound systems.

Technology is changing continuously in the electronic surveillance industry. SSD offers its customers engineered solutions including systems integration, education and training. These engineered solutions assure SSD's customers remain at the forefront of the industry in terms of product knowledge and end user requirements.

SSD's sales increased significantly in 1997 and 1998 and more modestly in 1999. Acquisitions and a significant increase in SSD's field sales force were principally responsible for these sales gains. In February 1997 and August 1997, respectively, the Company acquired Burtek and Security Services International, both of which are security systems distributors operating in Canada, with combined annual sales of approximately $38.0 million. In December, 1998 the Company acquired Adler Video Systems, a southern California based distributor of CCTV systems with annual sales of approximately $8.4 million.

The following is a description of SSD's major product groups:

CCTV Products which include cameras, lenses, monitors, scanners, time lapse recorders and associated accessories, are used in surveillance applications and for monitoring hazardous environments in the workplace.
Burglar and Fire Detection Systems are devices used to detect unauthorized access to an area or the presence of smoke or fire.
Commercial Sound Systems are sound reproduction components used in background music, paging and telephonic interconnect systems.

Distribution and Marketing

The Company purchases vacuum tubes, RF and power semiconductors, related electronic components and electronic security products and systems from various sources, including Advanced Power Technology, Ad-Tech Industries, Burle Industries, Clinton Electronics, Communication and Power Industries ("CPI"), Covimag, Dunlee, Ericsson, FIMI, Fujitsu, Gasser & Sons, General Electric, Hi Sharp, Huber & Suhner, Jennings, KDI Electronics, Litton, M/A-COM, MPD, New Japan Radio, Orion/Daewoo, NEC Tecnologies, Panasonic, Paradox, Pelco, Philips, Powerex, QMI, RF Prime, Samsung, Samtell, Sanyo, SCT Societe des Ceramiques, Semtech, Sensormatic, Sony, Stanford Microdevices, Stellex Microwave Systems, Teletube, THOMSON, Toshiba, Triton Services, United Monolithic Semiconductor, Varian Associates and Watkins Johnson. No single outside supplier accounted for more than 10% of the Company's purchases in any one of the last three years, other than CPI, which accounted for 10.3% of purchases in fiscal 1997.

In August 1999, the Company entered into a non-exclusive distributor agreement with Motorola. This agreement reinstates Richardson as an authorized distributor, reversing an almost three-year old decision to reduce their number of stocking distributors. The new relationship expands upon the former agreement in two ways. It extends the previous North American franchise to a global level. Also, it encompasses a wider array of components to include wireless RF / IF product in addition to the previous offering of RF power transistors. Under the prior agreement in its last full year before termination in fiscal 1996, the Company sold approximately $17.0 million of Motorola products. Future revenues under the new agreement cannot be predicted with any level of certainty. However, because of the significant amount of engineering required to design-in the product, recovery and expansion of the Motorola line will be gradual.

In 1991, the Company settled an antitrust suit with the U.S. Department of Justice related to its participation in the electron tube manufacturing industry. As a consequence, certain of its manufacturing activities became uneconomic and were divested or discontinued, including the sale of the Company's former Brive, France manufacturing operation to local management. Formal transfer of ownership occurred in January 1995. Under an evergreen agreement, the Company and Covimag negotiate a purchase commitment on an annual basis. Covimag is managed by the same individuals previously employed by the Company at this facility. Covimag is highly dependent on Richardson, which is its primary customer. Settlement of purchases under the contract is at standard terms. Except for the supply contract, Richardson has no other financial commitment to or from Covimag. Relationships under the supply contract are believed by the Company to be satisfactory.

In addition to the agreement with Covimag, the Company has marketing distribution agreements with various manufacturers in the electron tube, semiconductor and CCTV industries. The most significant distributor agreement is with CPI under which the Company is the exclusive distributor of power grid tubes throughout the world, with the exception of the United States and certain Eastern European countries. In these areas, however, the Company remains the only CPI stocking distributor.

Customer orders are taken by the regional sales offices and generally directed to one of Richardson's principal distribution facilities in LaFox, Illinois; Houston, Texas; Vancouver, British Columbia; or Lincoln, England. There are 32 additional stocking locations throughout the world. The Company utilizes a sophisticated data processing network which provides on-line, real-time interconnection of all sales offices and central distribution operations. Information on stock availability, cross-reference information, customers and market analyses are instantly obtainable throughout the entire distribution network.

Manufacturing

The Company distributes its proprietary products principally under the trade names "National," "Cetron," "RF Gain", 'Amperex." and "MONORAY".
Approximately 21% of the Company's sales are from products it manufactures or modifies through value-added services. The Company also sells products under these brand names made by independent manufacturers to the Company's specifications.

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

Employees

As of May 31, 1999, the Company employed 884 individuals on a full-time basis. Of these, 528 are located in the United States, including 74 employed in administrative and clerical positions, 361 in sales and distribution and 93 in value-added and product manufacturing. The Company's international subsidiaries employ an additional 356 individuals engaged in administration, sales, distribution and value-added operations. All of Richardson's employees are non-union. The Company's relationship with its employees is considered to be good.

Competition

Richardson believes that, on a global basis, it is a significant distributor of electron tubes, RF and power semiconductors and subassemblies, CRTs and security systems. For many of its product offerings, the Company competes against the OEM for sales of replacement parts and system upgrades to service existing installed equipment. In addition, the Company competes worldwide with other general line distributors and other distributors of electronic components.

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

The Company also maintains branch sales offices in or near major cities throughout the world, including 42 locations in North America, 13 in Europe, 10 in the Far East / Pacific Rim and 4 in Latin America. The Company leases production facilities in Texas, Virginia and the Netherlands for its medical tube reloading operations.

Item 3.	Legal Proceedings

The Company is a defendant in Panache Broadcasting of Pennsylvania v. Richardson Electronics, Ltd. in United States District Court, Northern District of Illinois, filed in 1990. The complaint is a class action for purposes of liability determination on behalf of all persons and businesses in the United States who purchased electron power tubes from one or more of the defendant corporations at any time since February 26, 1986. The complaint alleges antitrust violations and seeks treble damages, injunctive relief and attorneys fees. The Company has denied the material allegations. The case remains primarily in the preliminary discovery stage.

From time to time the Company is involved in other litigation arising in the normal course of its business which is not expected to have a material adverse effect on the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

    No matters were submitted to a vote of stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended May 31, 1999.

PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
Matters
     Incorporated herein by reference to pages 12 (for dividend payments) and 23 (for market data) of the Annual Report.

Item 6.  Selected Financial Data
     Incorporated herein by reference to page 6 of the Annual Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
     Incorporated herein by reference to pages 7 to 10 of the Annual Report.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk Incorporated herein by reference to page 10 of the Annual Report..

Item 8.  Financial Statements and Supplementary Data
     Incorporated herein by reference to pages 11 through 22 of the Annual
Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
     No event has occurred within the 24 month period prior to the date of the Company's most recent financial statements, which would require disclosure under Item 9 of this Report.


PART III

Item 10.  Directors and Executive Officers of the Registrant
     Information concerning Directors and Executive Officers of the Company is contained in the Company's Proxy Statement to be used in connection with its Annual Meeting of Stockholders scheduled to be held October 12, 1999, under the captions "ELECTION OF DIRECTORS - Information Relating to Directors, Nominees and Executive Officers", "ELECTION OF DIRECTORS - Affiliations" and "SECTION 16 FILINGS", which information is incorporated herein by reference.

Item 11.  Executive Compensation
     Incorporated herein by reference is information concerning executive compensation contained in the Company's Proxy Statement to be used in connection with its Annual Meeting of Stockholders scheduled to be held October 12, 1999, under the captions "ELECTION OF DIRECTORS - Directors Compensation" and "EXECUTIVE COMPENSATION", except for captions "REPORT ON EXECUTIVE COMPENSATION" and "PERFORMANCE GRAPH".

Item 12. Security Ownership of Certain Beneficial Owners and Management Information concerning security ownership of certain beneficial owners and management is contained in the Company's Proxy Statement to be used in connection with its Annual Meeting of Stockholders scheduled to be held October 12, 1999, under the caption "ELECTION OF DIRECTORS - Information Relating to Directors, Nominees and Executive Officers" and "PRINCIPAL STOCKHOLDERS", which information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions
     Information concerning certain relationships and related transactions is contained in the Company's Proxy Statement to be used in connection with its Annual Meeting of Stockholders scheduled to be held October 12, 1999, under the caption "EXECUTIVE COMPENSATION - Compensation Committee Interlocks and Insider Participation", which information is incorporated herein by reference.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a) The following consolidated financial statements of the registrant and its subsidiaries included on pages 11 through 22 of the Annual Report are incorporated herein by reference:


                                                               Filing Method
Report of Independent Accountants                                      E
1.  FINANCIAL STATEMENTS:
    Consolidated Balance Sheets - May 31, 1999 and 1998                E
    Consolidated Statements of Operations - Years ended
        May 31, 1999, 1998 and 1997                                    E
    Consolidated Statements of Cash Flows - Years ended
        May 31, 1999, 1998 and 1997                                    E
    Consolidated Statements of Stockholders' Equity -
        Years ended May 31, 1999, 1998 and 1997                        E
    Notes to Consolidated Financial Statements                         E

     The following consolidated financial information for the fiscal years 1999, 1998 and 1997 is submitted herewith:

2.  FINANCIAL STATEMENT SCHEDULES:

    II.  Valuation and Qualifying Accounts                             E

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore, have been omitted.

     (b)  REPORTS ON FORM 8-K.

              None.


     (c)  EXHIBITS


                                                                      Filing
                                                                      Method
3(b)      By-laws of the Company, as amended, incorporated
          by reference to the Company's Annual Report on
          Form 10-K for the fiscal year ended May 31, 1997.              NA

4(a)      Restated Certificate of Incorporation of the Company,
          incorporated by reference to Appendix B to the Proxy
          Statement / Prospectus dated November 13, 1986,
          incorporated by reference to the Company's Registration
          Statement on Form S-4, Commission File No. 33-8696.            NA

4(b)      Specimen forms of Common Stock and Class B Common
          Stock certificates of the Company incorporated by
          reference to Exhibit 4(a) to the Company's Registration
          Statement on Form S-1, Commission File No. 33-10834.           NA

4(c)      Indenture between the Company and Continental Illinois
          National Bank and Trust Company of Chicago (including
          form of 71/4% Convertible Subordinated Debentures due
         December 15, 2006) incorporated by reference to Exhibit 4(b)
          to the Company's Annual Report on Form 10-K for the fiscal
          year ended May 31, 1987.                                       NA

4(c)(1)   First Amendment to the Indenture between the Company and
          First Trust of Illinois, a National Association, as
          successor to Continental Illinois National Bank and Trust
          Company of Chicago, dated February 18, 1997, incorporated
          by reference to Exhibit 4(a) to the Company's Quarterly
          Report on Form 10-Q for the quarter ended February 28, 1997.   NA

4(d)      Indenture between the Company and American National Bank
          and Trust Company, as Trustee, for 81/4% Convertible Senior Subordinated Debentures due June 15, 2006 (including form of 81/4% Convertible Senior Subordinated Debentures due
          June 15, 2006) incorporated by reference to Exhibit 10 of
          the Company's Schedule 13E-4, filed February 18, 1997.         NA

10(a) Loan Agreement dated as of March 1, 1998 among Richardson Electronics, Ltd., various lending institutions and
          American National Bank and Trust Company of Chicago as
          Agent, establishing a $50,000,000 Credit Facility,
          incorporated by reference to Exhibit 10(a) to the
          Company's Quarterly Report on Form 10-Q for the quarter
          ended February 28, 1998.                                       NA

10(b)     Industrial Building Lease, dated April 10, 1996 between
          the Company and the American National Bank and Trust
          Company, as trustee under Trust No. 56120 dated 2-23-83
          incorporated by reference to Exhibit 10(b) to the
          Company's Annual Report on Form 10-K for the fiscal year
          ended May 31, 1996.                                            NA

10(c)     Amended and Restated Credit Agreement made as of
          March 1, 1998 between Burtek Systems, Inc. as Borrower
          and First Chicago NBD Bank, Canada as Lender Richardson
          Electronics, Ltd. as Guarantor, incorporated by reference
          to Exhibit 10(b) to the Company's Quarterly Report on
          Form 10-Q for the quarter ended February 28, 1998.             NA

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

10(e)(3)  Third Amendment to the Company's Amended and Restated
          Incentive Stock Option Plan effective April 11, 1989
          dated August 15, 1996, incorporated by reference to the
          Company's Proxy Statement used in connection with its
          Annual Meeting of Stockholders held October 1, 1996.           NA

10(f)     Richardson Electronics, Ltd. Employees 1996 Stock
          Purchase Plan incorporated by reference to Appendix A
          of the Company's Proxy Statement dated September 3, 1996
          for its Annual Meeting of Stockholders held on
          October 1, 1996.                                               NA

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

10(g)(2)  Second Amendment to Employees Stock Ownership Plan and
          Trust Agreement, dated July 12, 1995, dated April 10, 1996, incorporated by reference to the Company's Proxy Statement used in connection with its Annual Meeting of Stockholders
          held October 1, 1996.                                          NA

10(g)(3)  Third Amendment to Employees Stock Ownership Plan and
          Trust Agreement, dated July 12, 1995, dated April 9, 1997 incorporated by reference to the Company's Annual Report on
          Form 10-K for the fiscal year ended May 31, 1998.              NA

10(h)     Richardson Electronics, Ltd. Employees 1999 Stock
          Purchase Plan.                                                 E

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

10(k)(2)  Second Amendment to Employees Incentive Compensation Plan
          dated August 15, 1996, incorporated by reference to the
          Company's Proxy Statement used in connection with its
          Annual Meeting of Stockholders held October 1, 1996.           NA

10(l)     Richardson Electronics, Ltd. Employees' 1994 Incentive
          Compensation Plan incorporated by reference to Exhibit A
          to the Company's Proxy Statement dated August 31, 1994
          for its Annual Meeting of Stockholders held on
          October 11, 1994.                                              NA

10(l)(1)  First Amendment to the Richardson Electronics, Ltd.
          Employees' 1994 Incentive Compensation Plan dated
          August 15, 1996, incorporated by reference to the
          Company's Proxy Statement used in connection with its
          Annual Meeting of Stockholders held October 1, 1996.           NA

10(m)     Richardson Electronics, Ltd. 1996 Incentive Compensation
          Plan incorporated by reference to Appendix B of the
          Company's Proxy Statement dated September 3, 1996 for its
          Annual Meeting of Stockholders held on October 1, 1996.        NA

10(n)     Richardson Electronics, Ltd. 1998 Incentive Compensation
          Plan incorporated by reference to Appendix A of the
          Company's Proxy Statement dated September 3, 1998 for its
          Annual Meeting of Stockholders held on October 6, 1998.        NA

10(o)     Correspondence outlining Agreement between the Company
          and Arnold R. Allen with respect to Mr. Allen's employment by the Company, incorporated by reference to Exhibit 10(v)
          to the Company's Annual Report on Form 10-K, for the
          fiscal year ended May 31, 1985.                                NA

10(o)(1)  Letter dated February 3, 1992 between the Company and
          Arnold R. Allen outlining Mr. Allen's engagement as a
          consultant by the Company, incorporated by reference to
          Exhibit 10 (r)(1) to the Company's Annual  Report on
          Form 10-K, for the fiscal year ended May 31, 1992.             NA

10(o)(2)  Letter dated April 1, 1993 between the Company and
          Arnold R. Allen regarding Mr. Allen's engagement as
          consultant by the Company, incorporated by reference
          to Exhibit 10(i)(2) to the Company's Annual Report on
          Form 10-K for the fiscal year ended May 31, 1994.              NA

10(p)     Letter dated January 14, 1992 between the Company and
          Jacques Bouyer setting forth the terms of Mr. Bouyer's
          engagement as a management consultant by the Company
          for Europe, incorporated by reference to Exhibit 10(t)(1)
          to the Company's Annual Report on Form 10-K for the
          fiscal year ended on May 31, 1992.                             NA

10(p)(1)  Letter dated January 15, 1992 between the Company and
          Jacques Bouyer setting forth the terms of Mr. Bouyer's
          engagement as a management consultant by the Company for
          the United States, incorporated by reference to
          Exhibit 10(t)(1) to the Company's Annual Report on
          Form 10-K for the fiscal year ended on May 31, 1992.           NA

10(q)     Letter dated January 13, 1994 between the Company and
          Samuel Rubinovitz setting forth the terms of
          Mr. Rubinovitz' engagement as management consultant by
          the Company incorporated by reference to Exhibit 10(m)
          to the Company's Annual Report on Form 10-K for the
          fiscal year ended on May 31, 1994.                             NA

10(r)     Letter dated April 4, 1994 between the Company and
          Bart F. Petrini setting forth the terms of Mr. Petrini's employment by the Company, incorporated by reference to
          Exhibit 10(o) to the Company's Annual Report on Form 10-K
          for the fiscal year ended on May 31, 1994.                     NA

10(s) Letter dated May 20, 1994 between the Company and William J. Garry setting forth the terms of Mr. Garry's employment by the Company, incorporated by reference to Exhibit 10(p) to the Company's Annual Report on Form 10-K for the fiscal year
          ended on May 31, 1994.                                         NA

10(t)     Employment, Nondisclosure and Non-Compete Agreement dated
          June 1, 1998 between the Company and Flint Cooper setting
          forth the terms of Mr. Cooper's employment by the Company, incorporated by reference to Exhibit 10(p) to the Company's Annual Report on Form 10-K for the fiscal year ended on
          May 31, 1998.                                                  NA

10(u)     Agreement dated January 16, 1997 between the Company
          and Dennis Gandy setting forth the terms of Mr. Gandy's
          employment by the Company, incorporated by reference to
          Exhibit 10(b) to the Company's Quarterly Report on
          Form 10-Q for the quarter ended February 28, 1997.             NA

10(v)     Agreement dated March 21, 1997 between the Company and
          David Gilden setting forth the terms of Mr. Gilden's
          employment by the Company, incorporated by reference to
          Exhibit 10(c) to the Company's Quarterly Report on
          Form 10-Q for the quarter ended February 28, 1997.             NA

10(w)     Employment agreement dated as of November 7, 1996
          between the Company and Bruce W. Johnson incorporated
          by reference to Exhibit (c)(4) of the Company's
          Schedule 13 E-4, filed December 18, 1996.                      NA

10(x)     Employment agreement dated as of January 26, 1998
          between the Company and Norman Hilgendorf, incorporated
          by reference to Exhibit 10(c) of the Company's Quarterly
          Report on Form 10-Q for the quarter ended February 28, 1998.   NA

10(y)     Employment agreement dated as of May 10, 1993 as amended
          March 23, 1998 between the Company and Pierluigi Calderone incorporated by reference to Exhibit 10(d) of the Company's Quarterly Report on Form 10-Q for the quarter ended
          February 28, 1998.                                             NA

10(z)     The Company's Directors and Officers Liability Insurance
          Policy issued by Chubb Group of Insurance Companies
          Policy Number 8125-64-60A, incorporated by reference to
          Exhibit 10(t) to the Company's Annual Report on Form 10-K
          for the fiscal year ended May 31, 1991.                        NA

10(z)(1) The Company's Directors and Officers Executive Liability and Indemnification Insurance Policy renewal issued by Chubb
          Group of Insurance Companies - Policy Number 8125-64-60F.      E

10(z)(2) The Company's Excess Directors and Officers Liability and Corporate Indemnification Policy issued by St. Paul
          Mercury Insurance Company - Policy Number 900DX0414.           E

10(z)(3)  The Company's Directors and Officers Liability Insurance
          Policy issued by CNA Insurance Companies - Policy
          Number DOX600028634.                                           E

10(aa)    Distributor Agreement, executed August 8, 1991, between
          Registrant and Varian Associates, Inc., incorporated by
          reference to Exhibit 10(d) of the Company's Current Report
          on Form 8-K for September 30, 1991.                            NA

10(aa)(1) Amendment, dated as of September 30, 1991, between
          Registrant and Varian Associates,  Inc., incorporated
          by reference to Exhibit 10(e) of the Company's Current
          Report on Form 8-K for September 30, 1991.                     NA

10(aa)(2) First Amendment to Distributor Agreement between Varian
          Associates, Inc. and the Company as of April 10, 1992,
          incorporated by reference to Exhibit 10(v)(5) of the
          Company's Annual Report on Form 10-K for the fiscal
          year ended May 31, 1992.                                       NA

10(aa)(3) Consent to Assignment and Assignment dated August 4,
          1995 between Registrant and Varian Associates Inc.,
          incorporated by reference to Exhibit 10(s)(4) of the
          Company's Annual Report on Form 10-K for the fiscal
          year ended May 31, 1995.                                       NA

10(aa)(4) Final Judgment, dated April 1, 1992, in the matter of
          United States of America v. Richardson Electronics, Ltd.,
          filed in the United States District Court for the
          Northern District of Illinois, Eastern Division, as
          Docket No. 91 C 6211 incorporated by reference to
          Exhibit 10(v)(7) to the Company's Annual Report on
          Form 10-K for the fiscal year ended May 31, 1992.              NA

10(bb)    Trade Mark License Agreement dated as of May 1, 1991
          between North American Philips Corporation and the
          Company incorporated by reference to Exhibit 10(w)(3)
          of the Company's Annual Report on Form 10-K for the
          fiscal year ended May 31, 1991.                                NA

10(cc)    Agreement among Richardson Electronics, Ltd.,
          Richardson Electronique S.A., Covelec S.A. (now known
          as Covimag S.A.), and Messrs. Denis Dumont and Patrick
          Pertzborn, delivered February 23, 1995, translated from
          French, incorporated by reference to Exhibit 10(b) to
          the Company's Report on Form 8-K dated February 23, 1995.      NA

10(dd)    Settlement Agreement by and between the United States
          of America and Richardson Electronics, Ltd. dated
          May 31, 1995 incorporated by reference to Exhibit 10(a)
          to the Company's Report on Form 8-K dated May 31, 1995.        NA

13        Annual Report to Stockholders for fiscal year ending
          May 31, 1999 (except for the pages and information
          thereof expressly incorporated by reference in this
          Form 10-K, the Annual Report to Stockholders is provided
          solely for the information of the Securities and Exchange Commission and is not deemed "filed" as part of this
          Form 10-K).                                                    E

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

                             RICHARDSON ELECTRONICS, LTD.

By:/s/Edward J. Richardson            By:/s/Bruce W, Johnson
   Edward J. Richardson,                 Bruce W. Johnson,
   Chairman of the Board and             President and Chief Operating
   Chief Executive Officer               Officer

                                      By:/s/William J. Garry
                                         William J. Garry
                                         Senior Vice President and
Date:  August 27, 1999                   Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Edward J. Richardson                /s/ Bruce W. Johnson
Edward J. Richardson, Chairman          Bruce W. Johnson, President,
of the Board, Chief Executive           Chief Operating Officer, and Director
Officer (principal executive officer)   August 27, 1999
and Director
August 27, 1999

/s/ William J. Garry                    /s/ Ad Ketelaars
William J. Garry, Senior Vice           Ad Ketelaars, Director
President and Chief Financial           August 27, 1999
Officer (principal financial and
accounting officer) and Director
August 27, 1999

/s/ Scott Hodes                         /s/ Samuel Rubinovitz
Scott Hodes, Director                   Samuel Rubinovitz, Director
August 27, 1999                         August 27, 1999

/s/ Arnold R. Allen                     /s/ Ken Douglas
Arnold R. Allen, Director               Ken Douglas, Director
August 27, 1999                         August 27, 1999

/s/ Jacques Bouyer                      /s/ Harold L. Purkey
Jacques Bouyer, Director                Harold L. Purkey, Director
August 27, 1999                         August 27, 1999