Form 10-Q
period 1999-08-31
RICHARDSON ELECTRONICS LTD/DE
filed 1999-10-14
CIK 355948

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-Q

(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934
For the quarterly period ended                August 31, 1999

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

As of October 13, 1999, there were outstanding 9,398,624 shares of Common Stock, $.05 par value, and 3,233,009 shares of Class B Common Stock, $.05 par value, which are convertible into Common Stock on a share-for-share basis.

This Quarterly Report on Form 10-Q contains 18 pages. An exhibit index is at page 16.

                                     (1)


                  Richardson Electronics, Ltd. and Subsidiaries
                                  Form 10-Q
                 For the Three-Month Period Ended August 31, 1999


INDEX

                                                             Page
                                                             ----
PART I - FINANCIAL INFORMATION

   Consolidated Condensed Balance Sheets                       3

   Consolidated Condensed Income Statements                    4

   Consolidated Condensed Statements of Cash Flows             5

   Notes to Consolidated Condensed Financial Statements        6

   Management's Discussion and Analysis of Results
      of Operations and Financial Condition                    9


PART II - OTHER INFORMATION                                   16


                                     (2)


                       Part 1 - Financial Information
                 Richardson Electronics, Ltd. and Subsidiaries
                     Consolidated Condensed Balance Sheets
                               (in thousands)

                                                  August 31        May 31
                                                     1999           1999
                                                  ---------      ---------
                                                 (Unaudited)     (Audited)
ASSETS
------
Current assets:
  Cash and equivalents                            $  15,566      $  12,569
  Receivables, less allowance of $3,082
    and $2,584                                       65,858         62,448
  Inventories                                       108,630        107,724
  Other                                              13,360         12,817
                                                  ---------      ---------
      Total current assets                          203,414        195,558

Property, plant and equipment,                       59,251         57,543
  Less accumulated depreciation                     (35,507)       (34,496)
                                                  ---------      ---------
   Property, plant and equipment, net                23,744         23,047
Other assets                                         17,734         17,073
                                                  ---------      ---------
      Total assets                                $ 244,892      $ 235,678
                                                  =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Accounts payable                                $  24,690      $  21,829
  Accrued expenses                                    9,592         10,259
  Notes payable and current portion of
    long-term debt                                    1,679          1,830
                                                  ---------      ---------
      Total current liabilities                      35,961         33,918

Long-term debt, less current portion                117,020        113,658
Deferred income taxes                                 4,372          3,798
Stockholders' equity:
  Common stock, $.05 par value; issued
    11,392 at August 31, 1999 and 11,390
    at May 31, 1999                                     570            570
  Class B common stock, convertible,
    $.05 par value; issued 3,233 at
    August 31, 1999 and at May 31, 1999                 162            162
  Additional paid-in capital                         82,322         82,309
  Common stock in treasury, at cost;
    2,000 shares                                    (11,532)       (11,532)
  Retained earnings                                  25,268         23,044
  Foreign currency translation adjustment            (9,251)       (10,249)
                                                  ---------      ---------
      Total stockholders' equity                     87,539         84,304
                                                  ---------      ---------
      Total liabilities and stockholders' equity  $ 244,892      $ 235,678
                                                  =========      =========

See notes to consolidated condensed financial statements.

                                      (3)


                  Richardson Electronics, Ltd. and Subsidiaries
                   Consolidated Condensed Statements of Income
            For the Three-Month Periods Ended August 31, 1999 and 1998
               (Unaudited) (in thousands, except per share amounts)

                                           1999           1998
                                        ---------      ---------
Net sales                               $  95,564      $  76,038
Cost of products sold                      69,896         54,326
                                        ---------      ---------
  Gross margin                             25,668         21,712

  Selling, general and
    administrative expenses                19,587         16,606
                                        ---------      ---------

      Operating income                      6,081          5,106

Other  (income) expense:
  Interest expense                          2,275          1,675
  Investment income                          (127)          (153)
  Other, net                                   82             13
                                        ---------      ---------
                                            2,230          1,535
                                        ---------      ---------
Income before income taxes                  3,851          3,571

Income taxes                                1,150          1,070
                                        ---------      ---------
Net income                              $   2,701      $   2,501
                                        =========      =========

Net income per share - basic:
   Net income per share                 $     .21      $     .17
                                        =========      =========
   Average shares outstanding              12,624         14,490
                                        =========      =========

Net income per share - diluted:
   Net income per share                 $     .21      $     .17
                                        =========      =========
   Average shares outstanding              12,686         14,981
                                        =========      =========

Dividends per common share              $     .04      $     .04
                                        =========      =========

Comprehensive income:
  Net income                            $   2,701      $   2,501
  Foreign currency translation                998         (1,425)
                                        ---------      ---------
   Comprehensive income                 $   3,699      $   1,076
                                        =========      =========

See notes to consolidated condensed financial statements.

                                     (4)


                 Richardson Electronics, Ltd. and Subsidiaries
                Consolidated Condensed Statements of Cash Flows
          For the Three-Month Periods Ended August 31, 1999 and 1998
                         (in thousands) (unaudited)

                                                      1999           1998
                                                   ---------      ---------
Operating Activities:
  Net income                                       $   2,701     $    2,501
  Non-cash charges to income:
    Depreciation                                       1,123            864
    Amortization of intangibles and financing
      costs                                              198            155
  Deferred income taxes                                  540          1,070
  Contribution to employee stock ownership plan          --             485
                                                   ---------      ---------
   Total non-cash charges                              1,861          2,574
                                                   ---------      ---------
  Changes in working capital, net of effects
    of currency translation:
  Accounts receivable                                 (2,921)         3,241
  Inventories                                           (560)        (7,526)
  Other current assets                                  (503)          (463)
  Accounts payable                                     2,754            982
  Other liabilities                                     (691)        (3,471)
                                                   ---------      ---------
   Net changes in working capital                     (1,921)        (7,237)
                                                   ---------      ---------
   Net cash provided by (used in)
      operating activities                             2,641         (2,162)
                                                   ---------      ---------
Financing Activities:
  Proceeds from borrowings                             4,077          7,541
  Payments on debt                                      (752)          (319)
  Proceeds from stock                                      8            112
  Cash dividends                                        (477)          (568)
                                                   ---------      ---------
   Net cash provided by financing activities           2,856          6,766
                                                   ---------      ---------
Investing Activities:
  Capital expenditures                                (1,825)        (1,344)
  Business acquisitions                                 (400)          (690)
  Notes receivable and other                            (275)        (1,449)
                                                   ---------      ---------
   Net cash used in investing activities              (2,500)        (3,483)
                                                   ---------      ---------
   Increase in cash and equivalents                    2,997          1,121

Cash and equivalents at beginning of year             12,569          8,031
                                                   ---------      ---------
   Cash and equivalents at end of period           $  15,566      $   9,152
                                                   =========      =========

See notes to consolidated condensed financial statements.

                                       (5)


                  Richardson Electronics, Ltd. and Subsidiaries
               Notes to Consolidated Condensed Financial Statements
              Three -Month Periods Ended August 31, 1999
                                 (Unaudited)

Note A -- Basis of Presentation

     The accompanying unaudited Consolidated Condensed Financial Statements (Statements) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the periods covered have been reflected in the Statements. Certain information and footnotes necessary for a fair presentation of the financial position and results of operations in conformity with generally accepted accounting principles have been omitted in accordance with the aforementioned instructions. It is suggested that the Statements be read in conjunction with the Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended May 31, 1999.

Note B -- Income Taxes

     The income tax provisions for the three-month periods ended August 31, 1999 and 1998 are based on the estimated annual effective tax rate of 30%. The effective rate is less than the statutory rate of 34% due to U.S. foreign sales corporation tax benefits, partially offset by state income taxes.

Note C - Industry and Market Information

     The marketing and sales structure of the Company is organized into four strategic business units (SBU's): Electron Device Group (EDG), Solid State and Components (SSC), Display Products Group (DPG) and Security Systems Division
(SSD).

     EDG's principal products, electron tubes, are used to control, switch, oscillate or amplify electrical power. This technology had been used for more than 80 years throughout the industrialized world. EDG serves a multitude of industries including automotive, avionics, communications, marine, plastics, rubber, steel, textile, medical imaging and wafer fabrication for semiconductors. EDG's products are largely for replacement markets.

     SSC's products include radio frequency and microwave components and power semiconductors. These products are used in wireless communication and industrial applications, serving many of the same customers and industries as EDG. SSC's products are in most cases used in original equipment applications.


                                       (6)


                  Richardson Electronics, Ltd. and Subsidiaries
               Notes to Consolidated Condensed Financial Statements
              Three -Month Periods Ended August 31, 1999
                                 (Unaudited)

     DPG's products include cathode ray tubes, monitors and related systems integration. Large computer systems using multiple data display terminals represent the largest market served by DPG. Typical users include hospitals, airports, brokerage offices, financial institutions, television studios, utilities and assembly lines. DPG's products are largely for replacement applications and system upgrades.

     SSD serves the commercial security and surveillance industry, with emphasis on closed circuit television systems, components and related design and integration services. SSD's customer base includes industrial end-users and system installers.

     Each SBU is directed by a Vice President and General Manager who reports to the President and Chief Operating Officer. The President evaluates performance and allocates resources, in part, based on the direct operating contribution of each SBU. Direct operating contribution is defined as gross margin less product management and direct selling expenses. In North America and Europe, the sales force is organized by SBU and, accordingly, these costs are included in direct expenses. In Latin America, Asia / Pacific and the rest of the world, the regional sales force is shared and, accordingly, is not included in direct expenses. Intersegment sales are not significant.

     Accounts receivable, inventory, goodwill and certain notes receivable are identified by SBU. Cash, net property and other assets are not identifiable by SBU. Accordingly, depreciation, amortization expense and financing costs are not identifiable by SBU. Operating results for the three months ended August 31, 1999 and 1998 by SBU are summarized in the following table:

                      EDG         SSC         DPG         SSD        Total
                   --------    --------    --------    --------    --------
  1999
    Sales          $ 31,345    $ 29,389    $ 14,224    $ 20,606    $ 95,564
    Gross margin      9,402       8,200       3,663       4,881      26,146
    Contribution      6,866       5,121       2,526       2,489      17,002
    Assets           73,149      55,274      22,635      29,491     180,549

  1998
    Sales          $ 28,628    $ 22,182    $  9,191    $ 16,037    $ 76,038
    Gross margin      8,944       6,138       3,022       3,793      21,897
    Contribution      6,591       3,636       2,202       1,700      14,129
    Assets           74,962      48,068      19,791      30,685     173,506

                                       (7)


                  Richardson Electronics, Ltd. and Subsidiaries
               Notes to Consolidated Condensed Financial Statements
              Three -Month Periods Ended August 31, 1999
                                 (Unaudited)

     A reconciliation of gross margin, direct operating contribution and assets to the relevant consolidated amounts is as follows. (Other assets not identified includes miscellaneous receivables, manufacturing inventories and sundry assets.)

                                               1999         1998
                                             --------     --------
  Gross margin - segments total              $ 26,146     $ 21,897
  Manufacturing variances and other costs        (478)        (185)
                                             --------     --------
    Gross margin                             $ 25,668     $ 21,712
                                             ========     ========

  Segment profit contribution                $ 17,002     $ 14,129
  Manufacturing variances and other costs        (478)        (185)
  Regional selling expenses                    (3,513)      (3,187)
  Administrative expenses                      (6,930)      (5,651)
                                             --------     --------
    Operating income                         $  6,081     $  5,106
                                             ========     ========

  Segment assets                             $180,549     $173,506
  Cash and equivalents                         15,566        9,152
  Other current assets                         13,360       10,119
  Net property                                 24,130       19,432
  Other assets not identified                  11,673        4,824
                                             --------     --------
    Total assets                             $245,278     $217,033
                                             ========     ========

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

                                      (8)


                     Management's Discussion and Analysis
               of Results of Operations and Financial Condition
                  Three-Month Periods Ended August 31, 1999
                                 (Unaudited)

Results of Operations

Sales and Gross Margin

     Net sales for the quarter ended August 31, 1999 were $95.6 million, up 25.7% from last year's comparable quarter sales of $76.0 million. The Company accounts for its results of operations on a 52/53-week period ending on the Saturday nearest May 31 each year. Quarterly results for the periods ended August 31, 1999 and 1998 are for 14 and 13 weeks, respectively. Excluding the effect of the additional week in the current quarter, sales increased by 18.0%. Sales, percentage change from the prior year, gross margins and gross margin percent of sales by SBU are summarized in the following table. Gross margins for each SBU include provisions for returns and overstock. Provisions for LIFO, manufacturing charges and other costs are included under the caption "Corporate" (in thousands).

                       Sales                        Gross Margin
            --------------------------    ----------------------------------
                                  %                 GM % of           GM % of
              1999      1998    Change      1999     Sales    1998     Sales
            --------  --------  ------    --------  ------  --------  ------
  EDG       $ 31,345  $ 28,628    9.5%    $  9,402   30.0%  $  8,944   31.2%
  SSC         29,389    22,182   32.5%       8,200   27.9%     6,138   27.7%
  DPG         14,224     9,191   54.8%       3,663   25.8%     3,022   32.9%
  SSD         20,606    16,037   28.5%       4,881   23.7%     3,793   23.7%
  Corporate       -         -                 (478)             (185)
            --------  --------            --------          --------
    Total   $ 95,564  $ 76,038   25.7%    $ 25,668   26.9%  $ 21,712   28.6%
            ========  ========            ========          ========

     EDG sales increased 9.5% from 1998 levels, reflecting strong growth in industrial microwave products. Gross margins as a percent of sales decreased to 30.0% in 1999 from 31.2% in 1998 due to competitive pressures in markets for medical and broadcast products.

     SSC sales increased 32.5% from 1998 levels, reflecting growth in RF and microwave wireless components and interconnect products. A global distribution agreement with Motorola, announced August 15, 1999, was not a factor in the current quarter's results.

     DPG sales increased 54.8% from 1998 levels, in part due to two individually large sales for $1.6 million and $1.3 million, respectively. Additional sales gains were attributable to new initiatives in both flat-panel and conventional monitor sales, as well as related systems integration revenues for medical, financial services and industrial markets. Gross margins as a percent of sales decreased to 25.8% in 1999 from 32.9% in 1998, reflecting the shift in product mix and the lower margins realized on the two sales transactions discussed above.

                                      (9)


                     Management's Discussion and Analysis
               of Results of Operations and Financial Condition
                  Three-Month Periods Ended August 31, 1999
                                 (Unaudited)

     SSD sales increased 28.5% over the prior year in part due to the acquisition of Adler Video in the second half of the prior year. Adler Video is a regional distributor of security systems located in California with historical annual sales of $8.4 million.

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

                         Sales                       Gross Margin
              --------------------------   ----------------------------------
                                    %                GM % of           GM % of
                1999      1998    Change     1999     Sales    1998     Sales
              --------  --------  ------   --------  ------  --------  ------
North America $ 62,775  $ 49,558   26.7%   $ 16,309   26.0%  $ 13,726   27.7%
Europe          17,815    15,188   17.3%      5,354   30.1%     4,921   32.4%
Asia/Pacific     7,190     4,601   56.3%      2,266   31.5%     1,346   29.3%
Latin America    4,972     4,363   14.0%      1,462   29.4%     1,205   27.6%
Other            2,812     2,328   20.8%        755   26.8%       705   30.3%
Corporate           -         -                (478)             (191)
              --------  --------           --------          --------
  Total       $ 95,564  $ 76,038   25.7%   $ 25,668   26.9%  $ 21,712   28.6%
              ========  ========           ========          ========

     The Company's North American sales grew 26.7%, reflecting the Adler acquisition and strong sales growth for SSC, DPG and EDG's industrial microwave products. European sales grew 17.3%, reflecting strong sales gains for SSC and the $1.3 million sale for DPG.

     Asia / Pacific sales grew 56.3%, reflecting the continued economic recovery in this region. Sales of SSC products increased by $1.7 million or 107.0%.

     Latin American sales recovered significantly, gaining 14.0%, but are still affected by the economic slowdown in Brazil and neighboring countries.

Selling, General and Administrative and Other Expenses

     Selling, general and administrative costs improved to 20.5% of sales from 21.8% in the prior year. In absolute terms, SG&A increased by 18.0% reflecting the additional week in the current quarter, acquisitions and staff additions made during the prior year and higher incentive payments.

     Interest expense increased 35.8% due to higher debt levels resulting from the purchase of 2.0 million shares of the Company's Common Stock in the second half of the prior year.


                                      (10)


                     Management's Discussion and Analysis
               of Results of Operations and Financial Condition
                  Three-Month Periods Ended August 31, 1999
                                 (Unaudited)

Net Results

     Net income for the quarter was $2.7 million or $.21 per share, assuming dilution, compared to $2.5 million or $.17 per share in the prior year. Per share comparisons are favorably affected by the reduction in average shares outstanding (See "Liquidity and Capital Resources").

Liquidity and Capital Resources

     Cash provided by operations was $2.6 million in the current quarter, compared to cash used in operations of $2.2 million in the first quarter last year. The Company increased its investment in working capital by $1.9 million in the current quarter, compared to a $7.2 million increase last year. Asset utilization improved, with accounts receivable days sales outstanding reduced to
58.6 days from 69.0 in the prior year. Inventory turnover improved to 2.43 from
2.04 in the prior year.

     In the prior year, the Company repurchased 2.0 million shares of its common stock on the open market at an average cost of $5.76 per share. Interest payments for the quarter were $3.4 million in the current period and $3.0 million in the prior year.

     The Company's loan agreements contain various financial and operating covenants which set benchmark levels for tangible net worth, debt / tangible net worth ratio and annual debt service coverage. The Company was in compliance with these covenants at August 31, 1999.

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

     Future operating results may also be affected by the readiness of the Company's trading partners to meet year 2000 requirements. The Company is in the process of surveying its vendors of products with embedded chips or date-

                                      (11)


                     Management's Discussion and Analysis
               of Results of Operations and Financial Condition
                  Three-Month Periods Ended August 31, 1999
                                 (Unaudited)

sensitive systems concerning their year 2000 readiness. The use of electronic data interchanges by the Company is limited to a few vendors and customers and the Company does not anticipate significant year 2000 issues relating to interface systems with these parties. The Company has no single customer which accounts for more than 2% of sales or any vendor which accounts for more than 9% of purchases. Based upon the foregoing, the Company believes that its risk of significant financial impact resulting from the inability of its trading partners to meet year 2000 requirements is minimal.

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

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

     Prospective investors should consider carefully the following risk factors, in addition to the other information included and incorporated by reference in this quarterly report on Form 10-Q. All statements other than statements of historical facts included in this report are statements that constitute "forward-looking statements" within the meaning of Section 27A of the securities act and Section 21E of the securities ex-change act of 1934 (the "Exchange Act"). The words "expect," "estimate," "anticipate," "predict," "believe" and

                                      (12)


                     Management's Discussion and Analysis
               of Results of Operations and Financial Condition
                  Three-Month Periods Ended August 31, 1999
                                 (Unaudited)

similar expressions and variations thereof are intended to identify forward-looking statements. Such statements appear in a number of places in this report and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things:
(i) trends affecting the Company's financial condition or results of operations;
(ii) the Company's financing plans; (iii) the Company's business and growth strategies, including potential acquisitions; and (iv) other plans and objectives for future operations. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties and that actual results may differ materially from those predicted in the forward-looking statements, as a result of various factors. The accompanying information contained in this report, including the information set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as information contained in the Company's other filings with the Securities and Exchange Commission, identify important factors that could cause such differences.

Competition and Inventory Risks
     Each of the Company's SBUs faces substantial competition in its respective markets. Many of the Company's competitors have significantly greater resources and broader name recognition than the Company. Richardson faces competition mainly from original equipment manufacturers in the after-market for replacement of parts and from hundreds of electronic component distributors of various sizes, locations and market focuses. Engineering capability, vendor representation and product diversity create segmentation among distributors. Richardson believes that the key competitive factors in its markets are the ability to provide engineered solutions, inventory availability, quality, reliable delivery and price. There can be no assurance that the Company will be able to continue to compete effectively with existing or potential competitors. A portion of the business of its EDG strategic business unit is trailing edge technology in which some manufacturers are exiting the business. Richardson occasionally makes last time inventory purchases from exiting manufacturers and there can be no assurance that the Company will be able to dispose of all of such inventory.

Relations with Vendors and Customers
     The Company's future success will depend, in large part, on maintaining current vendor relationships and developing new relationships. The loss of, or significant disruptions in the relationship with, several principal vendors could have a material adverse effect on Richardson. The inability of suppliers to provide the Company with the required quantity or quality of products could have a material adverse effect on the Company's business until such time as an alternate source of supply for such products is found. Each of the Company's SBUs has one or several key customers that account for a meaningful share of its sales though no single customer accounted for more than 2% of the Company's sales in fiscal 1999. The loss of several of the Company's largest customers, or

                                      (13)


                     Management's Discussion and Analysis
               of Results of Operations and Financial Condition
                  Three-Month Periods Ended August 31, 1999
                                 (Unaudited)

their substantial reduction in level of purchases, or the failure of several of such customers to pay for their purchases from the Company on a timely basis, could have a material adverse effect on the Company.

Control by Principal Stockholder
     Edward J. Richardson, Chairman of the Board and Chief Executive Officer, owns a 26.5% economic share and a 74.5% voting share of the Company. The Company's certificate of incorporation does not provide for cumulative voting. As a result, Mr. Richardson effectively is able to control the Company, including the election of directors, and a sale of the Company could not be effected without his approval. The Company's $50.0 million revolving credit facility contains provisions which would result in a default thereunder if Mr. Richardson owns fewer shares of the Company's voting stock than is required to elect a majority of the Company's Board of Directors and control any amendment to its by-laws.

Dependence Upon Key And Technical Personnel
     The recent success of the Company has been largely dependent upon the efforts and abilities of certain key members of its senior management, including Edward J. Richardson, Chairman of the Board and Chief Executive Officer, and Bruce W. Johnson, President and Chief Operating Officer. The loss of their services for any reason could have a material adverse effect on the Company. In addition, the Company's success is dependent upon its ability to recruit and retain qualified personnel, including technical and engineering personnel. Competition for such personnel is intense, and there can be no assurance that Richardson will be successful in attracting or retaining such personnel. The failure to attract or retain such persons could have a material adverse effect on the Company.

International Trade and Exchange Rate Fluctuations
     A significant portion of the Company's sales and purchases of products are made outside the United States. International trade is subject to numerous risks, including labor strikes, shipping costs and delays, political or economic instability, trade restrictions, export controls, customs regulations, tariff and import duties, foreign exchange rate fluctuations or restrictions, changes in taxation or international tax treaties, other government regulation, military action and other hostilities and confiscation of property. Such risks could result in substantial increases in costs, reduction of profit, inability to do business and other adverse effects.

Risks of Business Acquisitions
     Richardson's growth strategy includes expansion through acquisitions. There can be no assurance that the Company will be able to successfully negotiate with potential acquisition candidates, secure acquisition financing on acceptable terms, complete acquisitions, integrate acquired operations and management into existing operations or expand into new markets. There can be no assurance that acquisitions will not have an adverse effect on the Company's operating results, particularly in the periods following the completion of such acquisitions while the management and operations of the acquired business are being integrated into Richardson's operations.

Market Conditions, Possible Volatility of Stock Price
     From time to time, there may be significant volatility in the market price for the Common Stock. Factors such as new distribution franchise announcements by the Company, quarterly fluctuations in the Company's operating results and general conditions in the securities markets may have a significant impact on the market price of the Common Stock. These fluctuations may be compounded by the historically low trading volume in the Common Stock. In addition, in recent years the U. S. stock market has experienced extreme price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to their operating performance.

Continuation of Dividends
     There can be no assurance that Richardson will continue to pay cash dividends on its Common Stock. The Company may decide that cash otherwise available for dividends needs to be retained for various reasons. Also, the Company's convertible debentures and other borrowing arrangements contain restrictions on the payment of cash dividends.

Shares Eligible for Future Sale
     The Company has reserved 9.8 million shares of Common Stock for future issuance upon conversion of convertible debentures, conversion of Class B Common Stock and issuance of stock options or awards. All such shares of Common Stock either have been registered on previously filed and currently effective registration statements or do not require registration and as such will be freely tradable without restriction under the Securities Act upon issuance unless held by affiliates of the Company. The Company makes no prediction as to the effect, if any, that future sales of shares or the availability of shares for future sale will have on the prevailing market price of the Common Stock. Sales of substantial amounts of Common Stock in the public market or the perception that such sales could occur could have an adverse effect on the prevailing market price of the Common Stock.

Impact of Anti-Takeover Measures
    Certain provisions of the Company's certificate of incorporation and bylaws and the Delaware General Corporation Law may have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of the Company. Such provisions could limit the price that certain investors might be willing to pay in the future for shares of Common Stock

                                          (15)

Part II - Other Information

ITEM 1.     LEGAL PROCEEDINGS

                 No material developments have occurred in the matters
            reported under the category "Legal Proceedings" in the Registrant's Report on Form 10-K for the fiscal year ended May 31, 1999.

ITEM 2.     CHANGES IN SECURITIES

                 None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

                 None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                 At the Annual Meeting of Stockholders held
            October 12, 1999, the management slate of directors ran unopposed and was elected. The Company's 1999 Stock Purchase Plan was approved as proposed in the proxy statement dated
            September 3, 1999 to announce the meeting.

ITEM 5.     OTHER INFORMATION

                 None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)  Exhibit 27 - Financial Data Schedule - page 18.

            (b)  Reports on Form 8-K  -  none

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             RICHARDSON ELECTRONICS, LTD.

Date     October 13, 1999    By   /s/ William J. Garry
                             William J. Garry
                             Senior Vice President and
                             Chief Financial Officer