Form 10-Q
period 1999-11-30
RICHARDSON ELECTRONICS LTD/DE
filed 2000-01-14
CIK 355948

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-Q

(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934
For the quarterly period ended                November 30, 1999

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

As of January 13, 1999, there were outstanding 9,442,538 shares of Common Stock, $.05 par value, and 3,231,675 shares of Class B Common Stock, $.05 par value, which are convertible into Common Stock on a share-for-share basis.

This Quarterly Report on Form 10-Q contains 17 pages. An exhibit index is at page 15.

                                     (1)


                  Richardson Electronics, Ltd. and Subsidiaries
                                  Form 10-Q
                 For the Three- and Six-Month Periods Ended November 30, 1999


                                     INDEX

                                                             Page
                                                             ----
PART I - FINANCIAL INFORMATION

   Consolidated Condensed Balance Sheets                       3

   Consolidated Condensed Income Statements                    4

   Consolidated Condensed Statements of Cash Flows             5

   Notes to Consolidated Condensed Financial Statements        6

   Management's Discussion and Analysis of Results
      of Operations and Financial Condition                    9


PART II - OTHER INFORMATION                                   15


                                     (2)
              Richardson Electronics, Ltd. and Subsidiaries
                  Consolidated Condensed Balance Sheets
                              (in thousands)

                                          November 30       May 31
                                              1999           1999
                                            ---------      ---------
                                           (Unaudited)     (Audited)
ASSETS
 -------
Current assets:
 Cash and equivalents                       $  12,069      $  12,569
 Receivables, less allowance of $2,352 and
    $2,584                                     70,768         62,448
 Inventories                                  108,859        107,724
 Other                                         11,979         12,817
                                            ---------      ---------
       Total current assets                   203,675        195,558

Property, plant and equipment                  60,506         57,543
 Less accumulated depreciation                (36,449)       (34,496)
                                            ---------      ---------
  Property, plant and equipment, net           24,057         23,047
Other assets                                   18,386         17,073
                                            ---------      ---------
       Total assets                         $ 246,118      $ 235,678
                                            =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY
 -----------------------------------
Current liabilities:
 Accounts payable                           $  25,612      $  21,829
 Accrued expenses                              12,961         10,259
 Notes payable and current portion of
   long-term debt                               1,415          1,830
                                            ---------      ---------
       Total current liabilities               39,988         33,918

Long-term debt, less current portion          111,760        113,658
Deferred income taxes                           5,173          3,798
Stockholders' equity:
 Common stock, $.05 par value; issued
   11,442 at November 30, 1999 and 11,390
   at May 31, 1999                                572            570
 Class B common stock, convertible,
   $.05 par value; issued 3,233 at
   November 30, 1999 and at May 31, 1999          162            162
 Additional paid-in capital                    82,587         82,309
 Common stock in treasury, at cost; 2,000
   shares at November 30, 1999 and
   May 31, 1999                               (11,532)       (11,532)
 Retained earnings                             28,045         23,044
 Foreign currency translation adjustment      (10,637)       (10,249)
                                            ---------      ---------
       Total stockholders' equity              89,197         84,304
                                            ---------      ---------
       Total liabilities and stockholders'
         Equity                             $ 246,118      $ 235,678
                                            =========      =========
See notes to consolidated condensed financial statements.

                                      (3)

                   Richardson Electronics, Ltd. and Subsidiaries
                    Consolidated Condensed Statements of Income
        For the three- and Six-Month Periods Ended November 30, 1999 and 1998
                (unaudited) (in thousands, except per share amounts)


                                   Three Months                Six Months
                              ---------------------      ----------------------
                                 1999        1998          1999         1998
                              ---------   ---------      ---------    ---------
Net sales                     $ 97,578    $ 82,232       $193,142     $158,270

   Cost of products sold        71,017      58,970        140,913      113,296
                              ---------   ---------      ---------    ---------
  Gross margin                  26,561      23,262         52,229       44,974

   Selling, general and
      administrative expenses   20,042      17,289         39,629       33,895
                              ---------   ---------      ---------    ---------

    Operating income             6,519       5,973         12,600       11,079

Other  (income) expense:
   Interest expense              2,167       1,727          4,442        3,402
   Investment income              (290)        (80)          (417)        (233)
   Other, net                      (17)       (363)            65         (350)
                              ---------   ---------      ---------    ---------
                                 1,860       1,284          4,090        2,819
                              ---------   ---------      ---------    ---------
Income before income taxes       4,659       4,689          8,510        8,260

Income taxes                     1,390       1,410          2,540        2,480
                              ---------   ---------      ---------    ---------
Net income                    $  3,269    $  3,279       $  5,970     $  5,780
                              =========   =========      =========    =========

Net income per share - basic:
  Net income per share        $   0.26    $   0.23       $   0.47     $   0.40
                              =========   =========      =========    =========
  Average shares outstanding    12,647      14,089         12,635       14,289
                              =========   =========      =========    =========

Net income per share - diluted:
Net income per share          $   0.26    $   0.23       $   0.47     $   0.40
                              =========   =========      =========    =========
  Average shares outstanding    12,759      14,215         12,722       14,597
                              =========   =========      =========    =========

Dividends per common share    $   0.04    $   0.04       $   0.08     $    .08
                              =========   =========      =========    =========

Comprehensive income:
 Net income                   $  3,269    $  3,279       $  5,970     $  5,780
 Foreign currency translation   (1,386)      2,420           (388)         995
                              ---------   ---------      ---------    ---------
  Comprehensive income        $  1,883    $  5,699       $  5,582     $  6,775
                              =========   =========      =========    =========

See notes to consolidated condensed financial statements.

                                      (4)
                 Richardson Electronics, Ltd. and Subsidiaries
                Consolidated Condensed Statements of Cash Flows
            For the Six-Month Periods Ended November 30, 1999 and 1998
                           (in thousands) (unaudited)

                                              1999           1998
                                           ---------      ---------
Operating Activities:
  Net income                               $  5,970       $  5,780
  Non-cash charges to income:
    Depreciation                              2,317          1,777
    Amortization of intangibles and
      Financing costs                           378            304
    Deferred income taxes                     1,329          1,739
    Shares contributed to employee stock
      ownership plan                           --              485
                                           ---------      ---------
        Total non-cash charges                4,024          4,305
                                           ---------      ---------
  Changes in working capital, net of
    effects of currency translation
    and business acquisitions:
      Accounts receivable                    (8,487)          (886)
      Inventories                            (1,459)        (7,041)
      Other current assets                      875         (1,822)
      Accounts payable                        3,931           (434)
      Other liabilities                       2,706         (1,508)
                                           ---------      ---------
    Net changes in working capital           (2,434)       (11,691)
                                           ---------      ---------
    Net cash provided by (used in)
      operating activities                    7,560         (1,606)
                                           ---------      ---------
Financing Activities:
  Proceeds from borrowings                    4,077         12,064
  Payments on debt                           (6,362)          (757)
  Proceeds from stock issuance                  360            114
  Purchases of Common Stock for treasury       --           (3,594)
  Cash dividends                               (967)        (1,115)
                                           ---------      ---------
    Net cash (used in) provided by
      financing activities                   (2,892)         6,712
                                           ---------      ---------
Investing Activities:
  Capital expenditures                       (3,433)        (2,233)
  Business acquisitions                        (655)          (893)
  Investments, notes receivable and other    (1,080)        (2,631)
                                           ---------      ---------
    Net cash used in investing activities    (5,168)        (5,757)
                                           ---------      ---------
    Decrease in cash and equivalents           (500)          (651)

Cash and equivalents at beginning of year    12,569          8,031
                                           ---------      ---------
    Cash and equivalents at end of period  $ 12,069       $  7,380
                                           =========      =========

See notes to consolidated condensed financial statements.

                                      (5)

                Richardson Electronics, Ltd. and Subsidiaries
            Notes to Consolidated Condensed Financial Statements
            Three- and Six-Month Periods Ended November 30, 1999
                                  (Unaudited)

Note A -- Basis of Presentation

     The accompanying unaudited Consolidated Condensed Financial Statements (Statements) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the periods covered have been reflected in the Statements. Certain information and footnotes necessary for a fair presentation of the financial position and results of operations in conformity with generally accepted accounting principles have been omitted in accordance with the aforementioned instructions. It is suggested that the Statements be read in conjunction with the Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1999.

     The accompanying interim consolidated condensed financial statements are presented for the second quarter and first half of fiscal 2000 (periods ended November 30, 1999) compared to second quarter and first half of fiscal 1999 (periods ended November 30, 1998).

Note B -- Income Taxes

     The income tax provisions for the three- and six-month periods ended November 30, 1999 and 1998 are based on the estimated annual effective tax rate of 30%. The effective rate is less than the statutory rate of 34% due to U.S. foreign sales corporation tax benefits, partially offset by state income taxes.

Note C - Industry and Market Information

     The marketing and sales structure of the Company is organized into four strategic business units (SBU's): Electron Device Group (EDG), Solid State and Components (SSC), Display Products Group (DPG) and Security Systems Division
(SSD).
     EDG's principal products, electron tubes, are used to control, switch, oscillate or amplify electrical power. This technology had been used for more than 80 years throughout the industrialized world. EDG serves a multitude of industries including automotive, avionics, communications, marine, plastics, rubber, steel, textile, medical imaging and wafer fabrication for semiconductors. EDG's products are largely for replacement markets.
     SSC's products include radio frequency and microwave components and power semiconductors. These products are used in wireless communication and industrial applications, serving many of the same customers and industries as EDG. SSC's products are in most cases used in original equipment applications.
     DPG's products include cathode ray tubes, monitors and related systems integration. Typical users include hospitals, airports, brokerage offices, financial institutions, television studios, utilities and assembly lines. DPG's products are largely for replacement applications and system upgrades.

                                      (6)

                Richardson Electronics, Ltd. and Subsidiaries
            Notes to Consolidated Condensed Financial Statements
            Three- and Six-Month Periods Ended November 30, 1999
                                  (Unaudited)

     SSD serves the commercial security and surveillance industry, with emphasis on closed circuit television systems, components and related design and integration services. SSD's customer base includes industrial end-users and system installers.
     SBU's are directed by Vice Presidents and General Managers who report to the President and Chief Operating Officer. The President evaluates performance and allocates resources, in part, based on the direct operating contribution of each SBU. Direct operating contribution is defined as gross margin less product management and direct selling expenses. In North America and Europe, the sales force is organized by SBU and, accordingly, these costs are included in direct expenses. In Latin America, Asia / Pacific and the rest of the world, the regional sales force is shared and, accordingly, is not included in direct expenses. Inter-segment sales are not significant.
     Accounts receivable, inventory, goodwill and certain notes receivable are identified by SBU. Cash, net property and other assets are not identifiable by SBU. Accordingly, depreciation, amortization expense and financing costs are not identifiable by SBU. Operating results for the three- and six-month periods ended November 30, 1999 and 1998 and identifiable assets as of the end of the respective periods by SBU are summarized in the following tables:

                         EDG       SSC       DPG       SSD     Total
                       -------   -------   -------   -------  --------
Second Quarter

     Fiscal 2000

     Sales             $30,551   $33,697   $12,137   $21,193  $ 97,578
     Gross margin        9,188     9,576     3,044     5,026    26,834
     Contribution        6,561     6,342     1,954     2,468    17,325
     Assets             74,205    59,453    21,175    30,422   185,255

     Fiscal 1999

     Sales            $32,166    $23,223   $ 9,844   $16,999  $ 82,232
     Gross margin       9,679      6,457     3,263     4,083    23,482
     Contribution       7,577      3,827     2,275     1,900    15,579
     Assets            79,650     52,047    19,699    30,490   181,886

First Half

     Fiscal 2000

     Sales             $61,896   $63,086   $26,361   $41,799  $193,142
     Gross Margin       18,590    17,776     6,707     9,907    52,980
     Contribution       13,427    11,463     4,480     4,957    34,327

     Fiscal 1999

     Sales             $60,794   $45,405   $19,035   $33,036  $158,270
     Gross Margin       18,630    12,594     6,285     7,876    45,385
     Contribution       14,168     7,463     4,477     3,600    29,708

                                      (7)

                Richardson Electronics, Ltd. and Subsidiaries
            Notes to Consolidated Condensed Financial Statements
            Three- and Six-Month Periods Ended November 30, 1999
                                  (Unaudited)

     A reconciliation of gross margin, direct operating contribution and assets to the relevant consolidated amounts is as follows. (Other assets includes miscellaneous receivables, manufacturing inventories and sundry assets.)

                                     Second Quarter         First Half
                                 --------------------   --------------------
                                  FY 2000    FY 1999    FY 2000    FY 1999
                                 ---------  ---------   ---------  ---------
Gross margin - segments total    $ 26,834   $ 23,482    $ 52,980   $ 45,385
Manufacturing variances and
  other costs                        (273)      (220)       (751)      (411)
                                 ---------  ---------   ---------  ---------
     Gross margin                $ 26,561   $ 23,262    $ 52,229   $ 44,974
                                 =========  =========   =========  =========

Segment profit contribution      $ 17,325   $ 15,579    $ 34,327   $ 29,708
Manufacturing variances and
  other costs                        (273)      (220)       (751)      (411)
Regional selling expenses          (3,472)    (3,288)     (6,985)    (6,475)
Administrative expenses            (7,061)    (6,098)    (13,991)   (11,743)
                                 ---------  ---------   ---------  ---------
     Operating income            $  6,519   $  5,973    $ 12,600   $ 11,079
                                 =========  =========   =========  =========

Segment assets                   $185,255   $181,886
Cash and equivalents               12,069      7,380
Other current assets               11,979      9,493
Net property                       24,057     19,553
Other assets                       12,758      6,124
                                 --------   --------
     Total assets                $246,118   $224,436
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

                                      (8)

                    Management's Discussion and Analysis
             Of Results of Operations and Financial Condition
            Three- and Six-Month Periods Ended November 30, 1999
                                   (Unaudited)


Results of Operations

Sales and Gross Margin

     Net sales for the second quarter of fiscal 2000 were a record $97.6 million, up 18.7% from last year's second quarter of $82.2 million. Sales, percentage change from the prior year, gross margins and gross margin percent of sales by SBU are summarized in the following table. Gross margins for each SBU include provisions for returns and overstock. Provisions for LIFO, manufacturing charges and other costs are included under the caption "Corporate" (in thousands).

                              Sales                       Gross Margin
                  ----------------------------  ------------------------------
                                        %               GM% of           GM% of
                   FY 2000    FY 1999 Change   FY 2000  Sales   FY 1999  Sales
                  --------   -------- ------   -------- ------  -------- ------
Second Quarter

EDG               $ 30,551   $ 32,166  -5.0%   $ 9,188   30.1%  $ 9,679   30.1%
SSC                 33,697     23,223  45.1%     9,576   28.4%    6,457   27.8%
DPG                 12,137      9,844  23.3%     3,044   25.1%    3,263   33.1%
SSD                 21,193     16,999  24.7%     5,026   23.7%    4,083   24.0%
Corporate               -          -              (273)            (220)
                  --------   --------          --------         --------
Total             $ 97,578   $ 82,232  18.7%   $26,561   27.2%  $23,262   28.3%
                  ========   ========          ========         ========
First Half

EDG               $ 61,896   $ 60,794   1.8%   $18,590   30.0%  $18,630  30.6%
SSC                 63,086     45,405  38.9%    17,776   28.2%   12,594  27.7%
DPG                 26,361     19,035  38.5%     6,707   25.4%    6,285  33.0%
SSD                 41,799     33,036  26.5%     9,907   23.7%    7,876  23.8%
Corporate               -           -             (751)            (411)
                  --------   --------          --------         --------

Total             $193,142   $158,270  22.0%   $52,229   27.0%  $44,974   28.4%
                  ========   ========          ========         ========



     EDG's second quarter sales decreased 5.0%, as gains in microwave generators and industrial products were offset by sales declines due to competitive pressures in medical imaging and other markets.
     SSC's second quarter sales increased 45.1% from fiscal 1999 levels, lead by a 56.7% growth in microwave wireless and interconnect products. Gross margins as a percent of sales increased to 28.4% in fiscal 2000 from 27.8%
in fiscal 1999 due to strong customer demand. Six month results reflect the same trends.
     Second quarter sales for DPG increased 23.3% in fiscal 2000 from 1999 levels. Growth was attributable to new initiatives in both flat-panel and conventional monitor sales, as well as related systems integration revenues for medical imaging, financial services and industrial markets. Gross margins as a percent of sales decreased to 25.1% in fiscal 2000 from 33.1% in fiscal 1999, reflecting the shift in product mix. Sales for the six-month period increased 38.5%, with a similar shift in product mix and gross margins.
                                      (9)

                    Management's Discussion and Analysis
             Of Results of Operations and Financial Condition
            Three- and Six-Month Periods Ended November 30, 1999
                                   (Unaudited)

     SSD's sales increased 24.7% for the second quarter and 26.5% for the six-month period, benefitting from the acquisition of Adler Video in December, 1998 and growth in Canadian operations.

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

                              Sales                       Gross Margin
                  ----------------------------  ------------------------------
                                        %               GM% of           GM% of
                   FY 2000    FY 1999 Change   FY 2000  Sales   FY 1999  Sales
                  --------   -------- ------   -------- ------  -------- ------
Second Quarter

North America     $ 63,149   $ 51,515  22.6%   $16,508   26.1%  $14,040   27.3%
Europe              18,953     17,713   7.0%     5,725   30.2%    5,557   31.4%
Asia/Pacific         8,086      5,006  61.5%     2,701   33.4%    1,611   32.2%
Latin America        4,628      4,883  -5.2%     1,209   26.1%    1,395   28.6%
Other                2,762      3,115 -11.3%       691   25.0%      879   28.2%
Corporate               -          -              (273)            (220)
                  --------   --------          --------         --------

Total             $ 97,578   $ 82,232  18.7%   $26,561   27.2%  $23,262   28.3%
                  ========   ========          ========         ========

First Half

North America     $125,924   $101,073  24.6%   $32,817   26.1%  $27,766   27.5%
Europe              36,768     32,901  11.8%    11,079   30.1%   10,478   31.8%
Asia/Pacific        15,276      9,607  59.0%     4,967   32.5%    2,957   30.8%
Latin America        9,600      9,246   3.8%     2,671   27.8%    2,600   28.1%
Other                5,574      5,443   2.4%     1,446   25.9%    1,584   29.1%
Corporate               -          -              (751)            (411)
                  --------   --------          --------         --------
Total             $193,142   $158,270  22.0%   $52,229   27.0%  $44,974   28.4%
                  ========   ========          ========         ========


     The Company's North American sales grew 22.6% in the second quarter and 24.6% in the first half, primarily from growth in SSC wireless product sales. European sales grew 7.0% in the second quarter and 11.8% in the first half, despite weakness in certain of these economies. Sales in Asia / Pacific increased 61.5% in the second quarter and 59.0% in the for the first six-months reflecting continued economic recovery in this region. Latin American sales results reflect the economic slowdown in Brazil and neighboring countries.

                                     (10)

                    Management's Discussion and Analysis
             Of Results of Operations and Financial Condition
            Three- and Six-Month Periods Ended November 30, 1999
                                   (Unaudited)

Selling, General, and Administrative Expenses

     Selling, general and administrative expenses improved as a percentage of sales, declining from 21.0% to 20.5% in the second quarter and from 21.4% to 20.5% for the first half as the Company continued to emphasize its program to maximize operating efficiencies.

Interest and Other Expenses

     Interest costs in fiscal 2000 compared to fiscal 1999 reflect higher borrowing levels resulting from the Company's repurchase of 2.0 million shares of Common Stock in the second half of fiscal 1999. Other expenses included foreign exchange losses of $106,000 in the first half of fiscal 2000, compared to a foreign exchange gain of $293,000 in the prior year.

Net Results

     Net income for the quarter was $3.3 million or $.26 per share, assuming dilution, compared to $3.3 million or $.23 per share in the prior year. Net income for the first half was $6.0 million or $.47 per share, assuming dilution, compared to $5.8 million or $.40 per share. Earnings per share comparisons are favorably affected by the reduction in average shares outstanding (see "Liquidity and Capital Resources).

Liquidity and Capital Resources

     Cash provided by operations was $7.6 million in the first half of fiscal 2000, compared to cash used in operations of $1.6 million in the first half last year. The Company increased its investment in working capital by $2.4 million in the first half of fiscal 2000 compared to a $11.7 million increase last year. Accounts receivable increased $8.5 million in 2000 and $.8 million in 1999 reflecting the increase in sales from the prior year. Inventory turnovers improved in the second quarter of fiscal 2000 to 2.68 from 2.23 a year ago as the Company continued its program to improve asset utilization. The increase in inventories of $1.5 million in 2000, primarily for product line expansion, compared to an increase of $7.0 million in 1999. Accounts payable increased by $3.9 million in fiscal 2000 due to the timing of inventory purchases.
     In the prior year, the Company repurchased 2.0 million shares of its Common Stock on the open market at an average cost of $5.76 per share. Interest payments for the first half were $4.2 million, compared to $3.5 million in the first half of fiscal 1999.
     The Company's loan agreements contain various financial and operating covenants which set benchmark levels for tangible net worth, debt / tangible net worth ratio and annual debt service coverage. The Company was in compliance with these covenants at November 30, 1999.

                                      (11)

                    Management's Discussion and Analysis
             Of Results of Operations and Financial Condition
            Three- and Six-Month Periods Ended November 30, 1999
                                   (Unaudited)

     Cash reserves, investments, funds from operations and credit lines are expected to be adequate to meet the operational needs and future dividends of the Company. The policy regarding payment of dividends is reviewed periodically by the Board of Directors in light of the Company's operating needs and capital structure.

Euro Currency Conversion

     On January 1, 1999, eleven member states of the European Union began conversion to a common currency, the euro. From January 1, 1999 until January 1, 2002, companies operating in Europe must be able to process business transactions either in legacy currencies or in euros. After
January 1, 2002, all transactions will be processed only in euros.
These changes could have significant impacts on transaction processing costs, pricing policies and foreign currency exchange risk management.
     The Company has verified that its transaction processing systems can accommodate the euro currency and dual currency processing requirements without significant additional costs. While the exact impact on pricing is indeterminable, the Company believes that since most of its pricing is based on U.S. dollar costs, the effect of conversion to the euro will not be significant.
     The Company expects to adopt the euro as the functional currency for each of its subsidiaries within the European Union. While it is possible that this change may result in reduced volatility of reported results due to foreign currency translation, this benefit cannot be quantified at this time.

Impact of Year 2000

     As of January 13, 2000, all of the Company's business computer systems are working properly. No problems related to the year 2000 date are currently in evidence and none are foreseen at this time. No impact to the supply chain serviced by the Company is expected.

                                      (12)

                    Management's Discussion and Analysis
             Of Results of Operations and Financial Condition
            Three- and Six-Month Periods Ended November 30, 1999
                                   (Unaudited)


Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

     Investors should consider carefully the following risk factors, in addition to the other information included and incorporated by reference in this quarterly report on Form 10-Q. All statements other than statements of historical facts included in this report are statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. The words "expect," "estimate," "anticipate," "predict," "believe" and similar expressions and variations thereof are intended to identify forward-looking statements. Such statements appear in a number of places in this report and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations; (ii) the Company's financing plans; (iii) the Company's business and growth strategies, including potential acquisitions; and (iv) other plans and objectives for future operations. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties and that actual results may differ materially from those predicted in the forward-looking statements or which may be anticipated from historical results or trends. In addition to the information contained in the Company's other filings with the Securities and Exchange Commission, factors which could affect future performance include, among others, the following:

 - Competitive pressures may increase or change through industry consolidation, entry of new competitors, marketing changes or otherwise. There can be no assurance that the Company will be able to continue to compete effectively with existing or potential competitors.

 - Technological changes may affect the marketability of inventory on hand.

 - General economic or business conditions, domestic and foreign, may be less favorable than expected, resulting in lower sales or lower profit margins than expected.

 - Changes in relationships with customers or vendors, the ability to develop new relationships or the business failure of several customers or vendors may affect sales or profitability.

 - Political, legislative or regulatory changes may adversely affect the busi-nesses in which the Company operates.

 - Changes in securities markets, interest rates or foreign exchange rates may adversely affect the Company's performance or stock price.

                                      (13)

                    Management's Discussion and Analysis
             Of Results of Operations and Financial Condition
            Three- and Six-Month Periods Ended November 30, 1999
                                   (Unaudited)



 - The failure to obtain or retain key executive or technical personnel could affect future performance.

 - The Company's growth strategy includes expansion through acquisitions. There can be no assurance that the Company will be able to successfully complete further acquisitions or that past or future acquisitions will not have an adverse impact on the Company's operations.

 - The potential future sale of Common Stock shares, possible anti-takover measures available to the Company, dividend policies, as well as voting control of the Company by Edward J. Richardson, Chairman of the Board and Chief Executive Officer may affect the stock price.

 - The continued availability of financing on favorable terms can not be assured.

                                      (14)

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

                                      (15)
Part II - Other Information

                                       SIGNATURE
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        RICHARDSON ELECTRONICS, LTD.

Date: January  13, 2000     By \s\
                               ------------------
                               William J. Garry
                               Senior Vice President and
                               Chief Financial Officer


                                      (16)