Form 10-Q
period 2000-02-29
RICHARDSON ELECTRONICS LTD/DE
filed 2000-04-14
CIK 355948

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-Q

(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934
For the quarterly period ended                February 29, 2000

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

As of April 13, 2000, there were outstanding 9,497,776 shares of Common Stock, $.05 par value, and 3,231,675 shares of Class B Common Stock, $.05 par value, which are convertible into Common Stock on a share-for-share basis.

This Quarterly Report on Form 10-Q contains 17 pages. An exhibit index is at page 15.

                                     (1)


                  Richardson Electronics, Ltd. and Subsidiaries
                                  Form 10-Q
           For the Three- and Nine-Month Periods Ended February 29, 2000


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


                                     (2)


                        Richardson Electronics, Ltd. and Subsidiaries
                          Consolidated Condensed Balance Sheets
                                     (in thousands)

                                              February 29       May 31
                                                  2000           1999
                                               ---------      ---------
                                              (Unaudited)     (Audited)
ASSETS
 -------
Current assets:
  Cash and equivalents                         $  13,895      $  12,569
  Receivables, less allowance of $2,734 and
    $2,584                                        72,478         62,448
  Inventories                                    116,184        107,724
  Other                                           12,960         12,817
                                               ---------      ---------
        Total current assets                     215,517        195,558

Property, plant and equipment                     62,225         57,543
  Less accumulated depreciation                  (37,513)       (34,496)
                                               ---------      ---------
   Property, plant and equipment, net             24,712         23,047
Other assets                                      15,174         17,073
                                               ---------      ---------
        Total assets                           $ 255,403      $ 235,678
                                               =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY
 -----------------------------------
Current liabilities:
  Accounts payable                             $  32,168      $  21,829
  Accrued expenses                                11,774         10,259
  Notes payable and current portion of
    long-term debt                                 1,617          1,830
                                               ---------      ---------
        Total current liabilities                 45,559         33,918

Long-term debt, less current portion             114,393        113,658
Deferred income taxes                              5,189          3,798
Stockholders' equity:
  Common stock, $.05 par value; issued 11,493
   at February 29, 2000 and 11,390 at
   May 31, 1999                                      574            570
  Class B common stock, convertible, $.05 par
   value; issued 3,232 at February 29,2000
   and 3,233 at May 31, 1999                         162            162
  Additional paid-in capital                      82,965         82,309
  Common stock in treasury, at cost; 2,020
   shares at February 29, 2000 and 2,000 at
   May 31, 1999                                  (11,732)       (11,532)
  Retained earnings                               30,083         23,044
  Foreign currency translation adjustment        (11,790)       (10,249)
                                               ---------      ---------
        Total stockholders' equity                90,262         84,304
                                               ---------      ---------
        Total liabilities and
          stockholders' equity                 $ 255,403      $ 235,678
                                               =========      =========
See notes to consolidated condensed financial statements.

                                      (3)


                  Richardson Electronics, Ltd. and Subsidiaries
                   Consolidated Condensed Statements of Income
                      For the three- and Nine-Month Periods
                  Ended February 29, 2000 and February 28, 1999
               (unaudited) (in thousands, except per share amounts)

                                     Three Months               Nine Months
                                 --------------------      --------------------
                                    2000       1999           2000       1999
                                 ---------  ---------      ---------  ---------

Net sales                        $ 98,874   $ 77,092       $292,016   $235,362

Cost of products sold              73,094     55,704        214,007    169,000
                                 ---------  ---------      ---------  ---------
   Gross margin                    25,780     21,388         78,009     66,362

   Selling, general and
      administrative expenses      20,369     18,331         59,998     52,226
                                 ---------  ---------      ---------  ---------

    Operating income                5,411      3,057         18,011     14,136

Other  (income) expense:
   Interest expense                 2,202      2,073          6,644      5,476
   Investment income                 (248)      (150)          (665)      (383)
   Other, net                        (131)       151            (66)      (200)
                                 ---------  ---------      ---------  ---------
                                    1,823      2,074          5,913      4,893
                                 ---------  ---------      ---------  ---------
    Income before income taxes      3,588        983         12,098      9,243

Income taxes                        1,060        290          3,600      2,770
                                 ---------  ---------      ---------  ---------
    Net income                   $  2,528   $    693       $  8,498   $  6,473
                                 =========  =========      =========  =========

Net income per share - basic:
   Net income per share          $    .20   $    .05       $    .67   $    .46
                                 =========  =========      =========  =========
   Average shares outstanding      12,680     13,866         12,650     14,148
                                 =========  =========      =========  =========

Net income per share - diluted:
   Net income per share          $    .20   $    .05       $    .67   $    .45
                                 =========  =========      =========  =========
   Average shares outstanding      12,848     14,039         12,764     14,411
                                 =========  =========      =========  =========

Dividends per common share       $    .04   $    .04       $    .12   $    .12
                                 =========  =========      =========  =========

Comprehensive income:
   Net income                    $  2,528   $    693       $  8,498   $  6,473
   Foreign currency translation    (1,153)    (3,309)        (1,541)    (2,314)
                                 ---------  ---------      ---------  ---------
   Comprehensive income          $  1,375   $ (2,616)      $  6,957   $  4,159
                                 =========  =========      =========  =========

See notes to consolidated condensed financial statements.

                                         (4)


                   Richardson Electronics, Ltd. and Subsidiaries
                  Consolidated Condensed Statements of Cash Flows
                        For the Nine-Month Periods Ended
                    February 29, 2000 and February 28, 1999
                           (in thousands) (unaudited)

                                                  2000           1999
                                                ---------      ---------
Operating Activities:
  Net income                                    $  8,498      $   6,473
  Non-cash charges to income:
  Depreciation                                     3,459          2,632
  Amortization of intangibles and financing
     costs                                           557            456
  Deferred income taxes                            1,328            708
  Shares contributed to employee stock
     ownership plan                                  --             485
                                                ---------      ---------
   Total non-cash charges                          5,344          4,281
                                                ---------      ---------
  Changes in working capital, net of effects
    of currency translation:
  Accounts receivable                            (10,200)        (4,234)
  Inventories                                     (7,154)       (12,702)
  Other current assets                              (161)        (2,161)
  Accounts payable                                10,730            701
  Other liabilities                                1,924         (1,588)
                                                ---------      ---------
   Net changes in working capital                 (4,861)       (19,984)
                                                ---------      ---------
   Net cash provided by (used in)
      operating activities                         8,981         (9,230)
                                                ---------      ---------
Financing Activities:
  Proceeds from borrowings                         7,077         28,564
  Payments on debt                                (6,618)        (1,348)
  Proceeds from stock issuance                       461             73
  Purchases of Common Stock for treasury            --           (6,136)
  Cash dividends                                  (1,459)        (1,661)
                                                ---------      ---------
   Net cash (used in) provided by financing
      activities                                    (539)        19,492
                                                ---------      ---------
Investing Activities:
  Capital expenditures                            (5,140)        (3,677)
  Business acquisitions                             (920)        (2,460)
  Investments, notes receivable and other         (1,056)        (3,278)
                                                ---------      ---------
   Net cash used in investing activities          (7,116)        (9,415)
                                                ---------      ---------
   Increase in cash and equivalents                1,326            847

Cash and equivalents at beginning of year         12,569          8,031
                                                ---------      ---------
   Cash and equivalents at end of period        $ 13,895       $  8,878
                                                =========      =========

See notes to consolidated condensed financial statements.

                                     (5)


                Richardson Electronics, Ltd. and Subsidiaries
             Notes to Consolidated Condensed Financial Statements
            Three- and Nine-Month Periods Ended February 29, 2000
                                 (Unaudited)

Note A -- Basis of Presentation

     The accompanying unaudited Consolidated Condensed Financial Statements (Statements) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the periods covered have been re-flected in the Statements. Certain information and footnotes necessary for a fair presentation of the financial position and results of operations in conformity with generally accepted accounting principles have been omitted in accordance with the aforementioned instructions. It is suggested that the Statements be read in conjunction with the Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1999.

     The accompanying interim consolidated condensed financial statements are presented for the third quarter and first nine months of fiscal 2000 (periods ended February 29, 2000) compared to third quarter and first nine months of fiscal 1999 (periods ended February 28, 1999).

Note B -- Income Taxes

     The income tax provisions for the three- and nine-month periods ended February 29, 2000 and February 28, 1999 are based on the estimated annual effective tax rate of 30%. The effective rate is less than the U.S. federal statutory rate of 34% due to U.S. foreign sales corporation tax benefits, partially offset by state income taxes.

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

                                     (6)


                Richardson Electronics, Ltd. and Subsidiaries
             Notes to Consolidated Condensed Financial Statements
            Three- and Nine-Month Periods Ended February 29, 2000
                                 (Unaudited)

     DPG's products include cathode ray tubes, monitors and related systems integration. Typical users include hospitals, airports, brokerage offices, financial institutions, television studios, utilities and assembly lines. DPG's products are largely for replacement applications and system upgrades.

     SSD serves the commercial security and surveillance industry, with em-phasis on closed circuit television systems, components and related design and integration services. SSD's customer base includes industrial endusers and system installers.

     SBU's are managed by Vice Presidents and General Managers who report to the President and Chief Operating Officer. The President evaluates performance and allocates resources, in part, based on the direct operating contribution of each SBU. Direct operating contribution is defined as gross margin less product management and direct selling expenses. In North America and Europe, the sales force is organized by SBU and, accordingly, these costs are included in direct expenses. In Latin America, Asia / Pacific and the rest of the world, the regional sales force is shared and, accordingly, is not included in direct expenses. Intersegment sales are not significant.

     Accounts receivable, inventory, goodwill and certain notes receivable are identified by SBU. Cash, net property and other assets are not identifiable by SBU. Accordingly, depreciation, amortization expense and financing costs are not identifiable by SBU. Operating results for the three- and nine-month periods ended February 29, 2000 and February 28, 1999 and identifiable assets as of the end of the respective periods by SBU are summarized in the following tables (in thousands):

                          EDG        SSC        DPG        SSD       Total
                       ---------  ---------  ---------  ---------  ---------
Third Quarter
   Fiscal 2000
      Sales            $ 29,240   $ 38,463   $ 10,620   $ 20,551   $ 98,874
      Gross margin        8,571     10,287      2,700      4,826     26,384
      Contribution        6,095      7,309      1,631      2,340     17,375
      Assets             74,893     66,420     20,682     33,229    195,224

   Fiscal 1999
      Sales            $ 28,312   $ 21,957   $  9,040   $ 17,783   $ 77,092
      Gross margin        8,723      6,455      2,662      4,030     21,870
      Contribution        6,098      3,666      1,688      1,279     12,731
      Assets             86,859     53,225     21,656     31,681    193,421

                                     (7)


                Richardson Electronics, Ltd. and Subsidiaries
             Notes to Consolidated Condensed Financial Statements
            Three- and Nine-Month Periods Ended February 29, 2000
                                 (Unaudited)

                          EDG        SSC        DPG        SSD       Total
                       ---------  ---------  ---------  ---------  ---------
Nine Months
   Fiscal 2000
      Sales            $ 91,136   $101,549   $ 36,981   $ 62,350   $292,016
      Gross margin       27,161     28,063      9,407     14,733     79,364
      Contribution       19,522     18,772      6,111      7,297     51,702

   Fiscal 1999
      Sales            $ 89,106   $ 67,362   $ 28,075   $ 50,819   $235,362
      Gross margin       27,353     19,049      8,947     11,906     67,255
      Contribution       20,266     11,129      6,165      4,879     42,439

     A reconciliation of gross margin, direct operating contribution and assets to the relevant consolidated amounts is as follows. (Other assets includes mis-cellaneous receivables, manufacturing inventories and sundry assets.) (in thou-sands):

                                   Third Quarter             Nine Months
                               --------------------     --------------------
                                FY 2000    FY 1999       FY 2000    FY 1999
                               ---------  ---------     ---------  ---------
Gross margin - segments total  $ 26,384   $ 21,870      $ 79,364   $ 67,255
Manufacturing variances and
   other costs                     (604)      (482)       (1,355)      (893)
                               ---------  ---------     ---------  ---------
       Gross margin            $ 25,780   $ 21,388      $ 78,009   $ 66,362
                               =========  =========     =========  =========

Segment profit contribution    $ 17,375   $ 12,731      $ 51,702   $ 42,439
Manufacturing variances and
   other costs                     (604)      (482)       (1,355)      (893)
Regional selling expenses        (3,627)    (3,426)      (10,612)    (9,901)
Administrative expenses          (7,733)    (5,766)      (21,724)   (17,509)
                               ---------  ---------     ---------  ---------
      Operating income         $  5,411   $  3,057      $ 18,011   $ 14,136
                               =========  =========     =========  =========

Segment assets                 $195,224   $193,421
Cash and equivalents             13,895      8,878
Other current assets             12,960     11,793
Net property                     24,712     20,002
Other assets                      8,612      1,194
                               ---------  ---------
      Total assets             $255,403   $235,288
                               =========  =========

     The Company sells its products to companies in a wide range of industries and performs periodic credit evaluations of its customers' financial condition. Terms are generally on open account, payable net 30 days in North America and Latin America, and vary throughout Europe and the Far East. Estimates of credit losses are recorded in the financial statements based on periodic reviews of outstanding accounts.

                                     (8)


                Richardson Electronics, Ltd. and Subsidiaries
                    Management's Discussion and Analysis
               of Results of Operations and Financial Condition
            Three- and Nine-Month Periods Ended February 29, 2000
                                 (Unaudited)

Results of Operations

Sales and Gross Margin

     Net sales for the third quarter of fiscal 2000 were a record $98.9 million, up 28.3% from last year's third quarter of $77.1 million. Sales, percentage change from the prior year, gross margins and gross margin percent of sales by SBU are summarized in the following table. Gross margins for each SBU include provisions for returns and overstock. Provisions for LIFO, manufacturing charges and other costs are included under the caption "Corporate" (in thousands).

                          Sales                         Gross Margin
              ----------------------------    --------------------------------
                                   %                   GM % of          GM % of
               FY 2000    FY 1999   Change     FY 2000  Sales   FY 1999  Sales
              ---------  ---------  ------    --------- -----  --------- -----
Third Quarter
  EDG         $ 29,240   $ 28,312     3.3%    $  8,571  29.3%  $  8,723  30.8%
  SSC           38,463     21,957    75.2%      10,287  26.7%     6,455  29.4%
  DPG           10,620      9,040    17.5%       2,700  25.4%     2,662  29.4%
  SSD           20,551     17,783    15.6%       4,826  23.5%     4,030  22.7%
  Corporate         -          -                  (604)            (482)
              ---------  ---------            ---------        ---------
    Total     $ 98,874   $ 77,092    28.3%    $ 25,780  26.1%  $ 21,388  27.7%
              =========  =========            =========        =========

Nine Months
  EDG         $ 91,136   $ 89,106     2.3%    $ 27,161  29.8%  $ 27,353  30.7%
  SSC          101,549     67,362    50.8%      28,063  27.6%    19,049  28.3%
  DPG           36,981     28,075    31.7%       9,407  25.4%     8,947  31.9%
  SSD           62,350     50,819    22.7%      14,733  23.6%    11,906  23.4%
  Corporate         -          -                (1,355)            (893)
              ---------  ---------            ---------        ---------
    Total     $292,016   $235,362    24.1%    $ 78,009  26.7%  $ 66,362  28.2%
              =========  =========            =========        =========

     EDG's third quarter sales increased 3.3%, primarily in microwave gen-erators and industrial products.

     SSC's third quarter sales increased 75.2% from fiscal 1999 levels, lead by 81.6% growth in microwave wireless and interconnect products. Gross margins as a percent of sales were 26.7% in fiscal 2000 compared to 29.4% in fiscal 1999. Current quarter margins were reduced by 1.3 percentage points related to start-up inefficiencies and component shortages on an engineering design and assembly contract. These issues were resolved by the end of the quarter. Margins were also affected by several large sales at lower rates and increased sales of Motorola product. The third quarter fiscal 1999 gross margin rate was 1.0 percentage point higher than the historical rate for this business, primarily as a result of favorable variances on value-added operations. Nine month results reflect similar trends.

                                     (9)


                Richardson Electronics, Ltd. and Subsidiaries
                    Management's Discussion and Analysis
               of Results of Operations and Financial Condition
            Three- and Nine-Month Periods Ended February 29, 2000
                                 (Unaudited)

     Third quarter sales for DPG increased 17.5% in fiscal 2000 from 1999 levels. Growth was attributable to new initiatives in both flat-panel and conventional monitor sales, as well as related systems integration revenues for medical imaging, financial services and industrial markets. Gross margins as a percent of sales decreased to 25.4% in fiscal 2000 from 29.4% in fiscal 1999, reflecting the shift in product mix. Sales for the nine-month period increased 31.7%, with a similar shift in product mix and gross margins.
SSD's sales increased 15.6% for the third quarter reflecting product and geographic expansion. Gross margins improved to 23.5% from 22.7%. Sales for the nine-month period increased 22.7%, benefiting from growth in Canadian, U.S. and European operations, as well as the acquisition of Adler Video in December, 1998.

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

                           Sales                         Gross Margin
               ----------------------------    --------------------------------
                                    %                   GM % of         GM % of
                FY 2000    FY 1999   Change     FY 2000  Sales   FY 1999  Sales
               ---------  ---------  ------    --------- -----  --------- -----
Third Quarter
 North America $ 64,589   $ 49,302    31.0%    $ 16,361  25.3%  $ 13,264  26.9%
 Europe          18,692     15,849    17.9%       5,374  28.8%     4,965  31.3%
 Asia/Pacific     7,685      6,100    26.0%       2,494  32.5%     1,981  32.5%
 Latin America    4,331      3,610    20.0%       1,196  27.6%     1,014  28.1%
 Other            3,577      2,231    60.3%         959  26.8%       646  29.0%
 Corporate           -          -                  (604)            (482)
               ---------  ---------            ---------        ---------
  Total        $ 98,874   $ 77,092    28.3%    $ 25,780  26.1%  $ 21,388  27.7%
               =========  =========            =========        =========

Nine Months
 North America $190,513   $150,375    26.7%    $ 49,178  25.8%  $ 41,030  27.3%
 Europe          55,460     48,750    13.8%      16,453  29.7%    15,443  31.7%
 Asia/Pacific    22,961     15,707    46.2%       7,461  32.5%     4,938  31.4%
 Latin America   13,931     12,856     8.4%       3,867  27.8%     3,614  28.1%
 Other            9,151      7,674    19.2%       2,405  26.3%     2,230  29.1%
 Corporate           -          -                (1,355)            (893)
               ---------  ---------            ---------        ---------
  Total        $292,016   $235,362    24.1%    $ 78,009  26.7%  $ 66,362  28.2%
               =========  =========            =========        =========

   North American, European and Asia / Pacific sales growth in the quarter and year-to-date results reflect the growth in each of the Company's strategic business units, led by demand for SSC's RF wireless products. Latin American sales increased 20.0% in the third quarter, comparing favorably to the 8.4% growth in the nine-month period, primarily benefiting from growth in the sale of broadcast products.

                                     (10)


                Richardson Electronics, Ltd. and Subsidiaries
                    Management's Discussion and Analysis
               of Results of Operations and Financial Condition
            Three- and Nine-Month Periods Ended February 29, 2000
                                 (Unaudited)

Selling, General, and Administrative Expenses

     Selling, general and administrative expenses improved as a percentage of sales, declining to 20.6% from 23.8% in the third quarter comparisons and to 20.5% from 22.2% for the first nine months, reflecting the strong sales growth and the Company's continued emphasis on its program to maximize operating efficiencies. In the fourth quarter of fiscal 1999, the Company recorded a $500,000 provision for potential losses on certain Latin American accounts re-ceivable. During fiscal 2000, the Company recorded additional provisions of $469,000 as prospects for a partial recovery on these receivables diminished. These accounts are now fully reserved.

Interest and Other Expenses

     Interest costs in fiscal 2000 compared to fiscal 1999 reflect higher bor-rowing levels resulting from the Company's repurchase of 2.0 million shares of Common Stock in the second half of fiscal 1999 and higher interest rates on the Company's revolving credit debt. Other expenses included foreign exchange gains of $107,000 in the third quarter of fiscal 2000, compared to foreign exchange losses of $201,000 in the prior year period.

Net Results

     Net income for the quarter was $2.5 million or $.20 per share, assuming dilution, compared to $693,000 or $.05 per share in the prior year. Net income for the first nine months was $8.5 million or $.67 per share, assuming dilution, compared to $6.5 million or $.45 per share. Earnings per share comparisons are favorably affected by the reduction in average shares outstanding (see "Liquidity and Capital Resources).

Liquidity and Capital Resources

     Cash provided by operations was $9.0 million in the first nine months of fiscal 2000, compared to cash used in operations of $9.2 million in the prior year period. The Company increased its investment in working capital by $4.9 million in the current year compared to a $20.0 million increase last year. Accounts receivable increased $10.2 million in 2000 and $4.2 million in 1999 reflecting the increase in sales from the prior year. Inventory turnovers improved in the third quarter of fiscal 2000 to 2.66 from 2.06 a year ago as the Company continued its program to improve asset utilization. The increase in inventories of $7.2 million in fiscal 2000, primarily for product line

                                     (11)


                Richardson Electronics, Ltd. and Subsidiaries
                    Management's Discussion and Analysis
               of Results of Operations and Financial Condition
            Three- and Nine-Month Periods Ended February 29, 2000
                                 (Unaudited)

expansion, compared to an increase of $12.7 million in 1999. Accounts payable increased by $10.7 million in fiscal 2000 due to the timing of inventory purchases.

     In the prior year, the Company repurchased 2.0 million shares of its Common Stock on the open market at an average cost of $5.76 per share. Inter-est payments for the first nine months were $7.7 million, compared to $6.7 mil-lion in the first nine months of fiscal 1999.

     The Company's loan agreements contain various financial and operating covenants which set benchmark levels for tangible net worth, debt / tangible net worth ratio and annual debt service coverage. The Company was in compliance with these covenants at February 29, 2000.

     Cash reserves, investments, funds from operations and credit lines are expected to be adequate to meet the operational needs and future dividends of the Company. The policy regarding payment of dividends is reviewed periodically by the Board of Directors in light of the Company's operating needs and capital structure.

Euro Currency Conversion

On January 1, 1999, eleven member states of the European Union began conversion to a common currency, the euro. From January 1, 1999 until January 1, 2002, companies operating in Europe must be able to process business transactions either in legacy currencies or in Euros. After January 1, 2002, all transactions will be processed only in Euros. These changes could have signifi-cant impacts on transaction processing costs, pricing policies and foreign cur-rency exchange risk management.

     The Company has verified that its transaction processing systems can ac-commodate the euro currency and dual currency processing requirements without significant additional costs. While the exact impact on pricing is indeterminable, the Company believes that since most of its pricing is based on U.S. dollar costs, the effect of conversion to the euro will not be significant.

     The Company expects to adopt the euro as the functional currency for each of its subsidiaries within the European Union. While it is possible that this change may result in reduced volatility of reported results due to foreign currency translation, this benefit cannot be quantified at this time.

                                     (12)


                Richardson Electronics, Ltd. and Subsidiaries
                    Management's Discussion and Analysis
               of Results of Operations and Financial Condition
            Three- and Nine-Month Periods Ended February 29, 2000
                                 (Unaudited)

Safe Harbor Statement Under the Private Securities Litigation Reform Act of
1995

     Investors should consider carefully the following risk factors, in addition to the other information included and incorporated by reference in this quarterly report on Form 10-Q. All statements other than statements of historical facts included in this report are statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. The words "expect," "estimate," "anticipate," "predict," "believe" and similar expressions and variations thereof are intended to identify forward-looking statements. Such statements appear in a number of places in this report and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations;
(ii) the Company's financing plans; (iii) the Com-pany's business and growth strategies, including potential acquisitions; and (iv) other plans and objectives for future operations. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties and that actual results may differ materially from those predicted in the forward-looking statements or which may be anticipated from historical results or trends. In addition to the information contained in the Company's other filings with the Securities and Exchange Commission, factors which could affect future performance include, among others, the following:

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

                                     (13)


                Richardson Electronics, Ltd. and Subsidiaries
                    Management's Discussion and Analysis
               of Results of Operations and Financial Condition
            Three- and Nine-Month Periods Ended February 29, 2000
                                 (Unaudited)

- The failure to obtain or retain key executive or technical personnel could affect future performance.

- The Company's growth strategy includes expansion through acquisitions. There can be no assurance that the Company will be able to successfully complete further acquisitions or that past or future acquisitions will not have an adverse impact on the Company's operations.

- The potential future sale of Common Stock shares, possible anti-takeover measures available to the Company, dividend policies, as well as voting con-trol of the Company by Edward J. Richardson, Chairman of the Board and Chief Executive Officer may affect the stock price.

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

                (a)  Exhibit 27 - Financial Data Schedule - page 17.

                (b)  Reports on Form 8-K  -  None

                                        (15)


PART II - OTHER INFORMATION

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       RICHARDSON ELECTRONICS, LTD.

Date     April  13, 2000               By   _______________________
                                            William J. Garry
                                            Senior Vice President and
                                            Chief Financial Officer