Form 10-K
period 2000-05-31
RICHARDSON ELECTRONICS LTD/DE
filed 2000-08-29
CIK 355948

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-K

 X ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
    For the fiscal year ended                  May 31, 2000

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

(Cover page continued)

                                      (1)

Portions of the 2000 Annual Report to Stockholders of registrant for fiscal year ended May 31, 2000 are incorporated in Parts I, II, and IV of this Report. Portions of the registrant's Proxy Statement dated September 5, 2000 for the Annual Meeting of Stockholders scheduled to be held October 3, 2000, which will be filed pursuant to Regulation 14(A), are incorporated by reference in Part III of this Report. Except as specifically incorporated herein by reference, the above mentioned Annual Report to Stockholders and Proxy Statement are not deemed filed as part of this report.

The exhibit index is located at pages 17 through 24.

                                      (2)


                                 PART I

Item 1.     Business

Introduction and Business Strategy

Richardson Electronics, Ltd. is a specialized global distributor serving the RF and wireless communications, industrial power conversion, medical imaging, security and display systems markets. The Company provides "engineered solutions" to its customers through product manufacturing, systems integration, prototype design and assembly, testing and logistics. The Company's products include radio frequency ("RF") and microwave components, power semiconductors, electron tubes, microwave generators, data display monitors and electronic security products and systems. These products are used to control, switch or amplify electrical power or signals, or as display, recording or alarm devices in a variety of industrial, communication, security and medical imaging applications.

The Company's objective is to be the preeminent international supplier of niche electronic components to industrial and commercial users. To fulfill this objective, the Company employs the following basic strategies:

Capitalize on Engineering and Manufacturing Expertise. Richardson believes that its success is largely attributable to its core engineering and manufacturing competency and skill in identifying cost competitive solutions for its customers. Historically, the Company's primary business was the distribution and manufacture of electron tubes and it continues to be a major supplier of these products. Today, the Company out-sources manufacturing requirements for products sold in volume, but retains its engineering and manufacturing expertise. Richardson uses this expertise to identify engineered solutions for customers' applications, not only in electron tube technology but also in each product area in which it specializes. Approximately 45% of the Company's sales are derived from products the Company electronically or physically modifies or sells under its own brand names.

Specialize in Selected Niche Markets. The Company specializes in selected niche markets that demand technical service and where price is not the primary competitive factor. Richardson seldom competes against commodity distributors. In many parts of its business, the Company's principal competitors are not other distributors but rather original equipment manufacturers ("OEMs"). The Company offers engineered solutions to its customers including the design, prototype manufacturing and/or electrical or mechanical modification and distribution of approximately 80,000 products ranging in price from $1 to $100,000 each. The Company estimates that over 60% of its sales are attributable to products intended for replacement and repair applications, in contrast to use as components in new original equipment.

Leverage Customer Base. The Company strives to grow by offering new products to its existing customer base. The Company has followed the migration of its customers from electron tubes to newer technologies, primarily semiconductors. Sales of products other than electron tubes represented 76.4% of sales in the year ended May 31, 2000, compared to 50.0% five years ago.

                                      (3)


Maintain Superior Customer Service. The Company maintains more than 300,000 part numbers in its inventory database. More than 80% of all orders received by 6:00 p.m. are shipped complete the same day.

Provide Global Service. Richardson has kept pace with the globalization of the electronics industry and addresses the growing demands in lesser developed countries for modern business and industrial equipment, related parts, service and technical assistance. Today, the Company's operations are worldwide in scope through 70 sales offices, including 41 located outside of the United States. In fiscal 2000, 47.8% of sales were to customers based outside of the United States.

Maintain State-of-the-Art Information Systems. Through a global information systems network, all offices have real-time access to the Company's database including customer information, product cross-referencing, market analysis, stock availability and quotation activity. Customers have on-line access to product information and purchasing capability via Richardson's web site. The Company offers electronic data interchange to those customers requiring this service.

Growth Strategy

Richardson's long range plan for growth and profit maximization is defined in three broad categories, discussed in the following paragraphs:

Internal Growth. The Company believes that, in most circumstances, internal growth provides the best means of expanding its business. Both geographic and product line expansion have and will continue to be employed. In many instances, Richardson's original product line, electron tubes, provides the foundation for establishing new customer relationships, particularly in developing countries where older technologies are still predominately employed. From that base, the Company can identify and capitalize on new market opportunities for its other products. Over the last five years the Company has tripled the number of sales offices to 70 to support its new business development efforts.

Expansion of the Company's product offerings is an on-going program. Of particular note, the following areas have recently generated significant sales gains: amplifiers, transmitters and pallets for wireless communication: microwave generators; medical imaging components; flat panel displays and monitors; and CCTV security systems.

Continuous Operational Improvement. During the last five years, the Company embarked on a vigorous program to improve operating efficiencies and asset utilization. Incentive programs were revised to heighten Richardson managers' commitment to these goals. As a result, selling, general and administrative expenses as a percent of sales were reduced from 23.4% in fiscal 1995 to 20.0% in 2000. Inventory turns improved from 1.7 to 2.9 over the same period. Additional programs are ongoing, including a significant investment in a full suite of enterprise resource planning modules scheduled for installation over the next two years. The Company believes European logistics and stocking levels may offer additional opportunities for cost savings.

Acquisitions. The Company has a successful record of acquiring and integrating businesses. Since 1980, the Company has acquired 31 companies or significant product lines. The Company evaluates acquisition opportunities on an ongoing

                                      (4)

 basis. The Company's acquisition criteria require that a target provide either (i) product line growth opportunities permitting Richardson to leverage its existing customer base or (ii) additional geographic coverage of Richardson's existing product offerings. In the last five years, the Company's acquisition pace has accelerated with the purchases of 14 businesses including, most significantly, Tubemaster (medical imaging - Medical), Compucon (interconnect devices for RF applications - Wireless), TRL Engineering (amplifier pallet design and engineering - Wireless), Pixelink and Eternal Graphics (dispay systems integration - Display) and Burtek, Security Service International and Adler Video (security systems - Security).

Strategic Business Units

The marketing, sales, product management and purchasing functions of Richardson are organized in individual strategic business units with specific financial targets. Over the past several years, the Company has been transitioning the organization to a market-focused strategy from a product-driven approach. By the end of fiscal 2000, this transition was complete and the strategic business units were renamed to be consistent with the market served: RF & Wireless Communication Group ("Wireless"), Industrial Power Group ("Industrial"), Medical Systems Group ("Medical"), Display Systems Group ("Display"), and Security Systems Division ("Security"). Common logistics, information systems, finance, legal, human resources and general administrative functions support the entire organization. The Company's support organization is highly centralized with most corporate functions located at its administrative headquarters and principal stocking facility in LaFox, Illinois.

RF & Wireless Communications Group

The RF & Wireless Communications Group serves the rapidly expanding global RF and wireless communications market and the radio and television broadcast industry. Our product and sales team of RF and wireless engineers assists our customers in designing circuits, selecting cost effective components, planning reliable and timely supply, prototype testing and assembly.

Growth in wireless applications is accelerating as the demand for all types of wireless communication gains in popularity. In addition to voice communication, the demand for high-speed data transmission will require major investments in both system upgrades and new systems to handle broader bandwidth.

Richardson supports these growth opportunities by partnering with many of the key RF and wireless component manufacturers. A key to our success in relationships with our vendors is the visibility we give them to worldwide demand for their current products and products in development. Richardson's global information system includes programs that our sales force use to forecast product demand by potential design opportunity based on dialog with our customers. This information is shared with our product suppliers to assist them in predicting near and long-term demand and product life cycles. Richardson has global distribution agreements with such leading semiconductor suppliers as Anadigics, Ericsson, M/A-COM, Motorola and Stanford Microdevices. In addition, Richardson has partnerships with many niche RF and wireless suppliers to form the most comprehensive RF and wireless resource in the industry.

                                     (5)

The following is a description of Wireless's major product groups:
RF and Microwave Devices - a wide variety of components, such as mixers, switches, amplifiers, oscillators and RF diodes, which are used in telecommunications and other related markets, such as broadcast, cable TV, cellular and PCS, satellite, wireless LANs and various other wireless applications.

Interconnect Devices - passive components used to connect all types of electronic equipment including those employing RF technology.
Broadcast Equipment - video products, camera tubes, klystrons, transmitters and accessories used for radio and television broadcasting.

Richardson participates in RF and wireless applications and markets throughout the world. In the past year, we increased our market share in RF and wireless applications used in industrial, broadcast, avionics and cellular markets. In particular, in cellular applications, the infrastructure has lagged the 35 percent growth rate of the subscriber market. We expect to benefit as the infrastructure is built out to meet subscriber demand. We are also expanding in the broadband and fiber optic markets as they continue to gain popularity. The rollout of new third generation networks will also require significant investment over the next three years. Richardson's RF and Wireless Communication Group is in an excellent position to participate in each of these growing markets.

Industrial Power Group

Richardson serves a broad range of customers including the steel, automotive, textile, plastics, semiconductor, marine and avionics industries. Our engineering skill and products are used in countless applications, such as motor speed controls, industrial heating, laser technology, semiconductor manufacturing equipment, radar and welding.

Historically, two separate sales teams focused on different product lines: vacuum tubes or solid state. The recent reorganization to a market focus combined the two sales teams into one. The realignment has been extremely well received; not only by our industrial customers, but also our vendors who value the dedication we are placing on the industrial market.

We are committed to a specialized strategy of providing engineered solutions for our customers. With our technical expertise and value-added capabilities, we offer the customer design services, lower-cost product alternatives, complementary products, system integration, component modification and assembly. This broad array of services supports both OEM's and end-users.

In the past several years, we have expanded our offerings in power conversion technology to include designing new systems. Today, Richardson is a leading systems integrator and supplier of components and assemblies for microwave equipment used to make semiconductors. Designing our products into new OEM applications also increases the probability of our participation in after-market sales.

                                      (6)

In fiscal 2000, we succeeded in expanding existing franchise agreements as well as attracting new vendors. APT, CPI, Jennings and Westcode expanded our territories and Altec, Bussmann, Ferraz, Illinois Capacitor, Nissei-Arcotronics, and Ohmite were added to our line card. We also represent Burle, Hitachi, Powerex, Toshiba, Triton and Varian. Collectively, this group represents the key manufacturers of industrial electronic components in the world.

The following is a description of Industrial's major product groups:

Power Semiconductors - solid-state, high-frequency power amplifiers used in broadcast, cellular, aircraft and satellite communications and in many types of electronic instrumentation. In many circumstances, the customer prefers to acquire the complete assembly as opposed to the discrete transistor. Accordingly, the Company expanded its product offering to include design and prototype assembly of amplifiers and pallets incorporating RF power transistors.

Silicon Controlled Rectifiers ("SCRs"), Heat Sink Assemblies and Power Semiconductor Modules - components used in many industrial control applications because of their ability to switch large amounts of power at high speeds. These silicon power devices are capable of operating at up to 4,000 volts at 2,000 amperes.

High Voltage and Power Capacitors - devices used in industrial, avionics, medical and broadcast applications for filtering, high-current by-pass, feed-through capacitance for harmonic attenuation, pulse shaping, grid and plate blocking, tuning of tank circuits, antenna coupling and energy discharge.

Power Amplifier / Oscillator Tubes - vacuum or gas-filled tubes used in applications where current or voltage amplification and/or oscillation is required. Applications include induction heating, diathermy equipment, communications and radar systems and power supplies for voltage regulation or amplification.

Microwave Generators - devices that incorporate magnetrons, which are high vacuum oscillator tubes used to generate energy at microwave frequencies. The pulsed magnetron is predominantly used to generate high-energy microwave signals for radar applications. Magnetrons are also used in vulcanizing rubber, food processing, packaging, wood / glue drying, in the manufacture of wafers for the semiconductor industry and other industrial heating applications such as microwave ovens and by the medical industry for sterilization and cancer therapy.

Hydrogen Thyratrons - electron tubes capable of high speed and high voltage switching. They are used to control the power in laser and radar equipment and in linear accelerators for cancer treatment.

Thyratrons and Rectifiers - vacuum or gas-filled tubes used to control the flow of electrical current. Thyratrons are used to control ignitrons, electric motor speed controls, theatrical lighting and machinery such as printing presses and various types of medical equipment. Rectifiers are used to restrict electric current flow to one direction in power supply applications.

                                       (7)

Ignitrons - mercury pool tubes used to control the flow of large amounts of electrical current. Their primary applications are in welding equipment, power conversion, fusion research and power rectification equipment.

Geographically, our vacuum tube revenue base is spread broadly over the world, while solid state sales are concentrated in North America. This imbalance represents a significant opportunity. With the reorganization, a major initiative is to capitalize on our existing worldwide customer relationships and grow the solid state segment of the business outside North America.

Medical Systems Group

Richardson's serves the medical imaging market, providing system upgrades and integration services in addition to a wide range of diagnostic imaging components. Our team of medical imaging specialists and display product professionals support medical service dealers and hospital maintenance professionals throughout the world.

The Company's broad range of products cover applications for conventional, angiographic, cardiac catherizations and computed tomography X-ray systems, as well as magnetic resonance imaging and ultrasound systems. Glassware products include X-ray tubes, medical imaging intensifiers and camera tubes. Other products include high-resolution color and monochrome displays, X-ray generators, cable assemblies and test equipment. We support the customers' requirements for imaging products from such well-known sources as Comet, Dunlee, InfiMed, Thomson and Toshiba and, for display products, Barco, Clinton, Dome Imaging, Image Systems, NEC, and Philips-FIMI and Siemens.

The following is a description of Medical's major product groups:
CT and X-Ray Tubes - glass and glass/metal vacuum tubes which generate high-frequency radiation for use in medical diagnostic imaging including fluoroscopy and computer-aided tomography ("CAT-scan").

Image Intensifiers - glass/metal vacuum tube that converts x-ray level radiation into light-level energy used in fluoroscopy, angio, and digital imaging applications.

High Resolution Displays - an integral component of Picture and Archiving Communications Systems (PACS), displays are used in diagnostic and non-diagnostic imaging to display the digital image generated from CT, MRI, radiography and other digital modalities.

The Medical Systems Group reloads X-ray tubes and image intensifiers in Dallas, Texas, Richmond, Virginia and Amsterdam, Holland. Our Richmond facility also provides engineering expertise to customize medical imaging upgrades and to integrate various imaging components into packaged "sub-systems." Our reloaded X-ray tubes include Dunlee, GE, Philips, Shimatzu, Siemens and Toshiba. Remanufactured or upgraded image intensifier systems include GE, Philips, Picker and Siemens equipment. All reloaded or remanufactured products meet or exceed manufacturers' specifications at a substantial cost savings to the customer.

                                      (8)

Among Richardson's newest offerings is RELLmed, an integrated imaging solution that facilitates 100 percent compatibility between imaging hardware. RELLmed bundles fully configured computers, video controller cards and high-resolution display monitors into a single operating system that can be custom-designed to meet specific requirements.

Display Systems Group

Richardson provides system integration and custom product solutions for the public information display, financial, point-of-sale and general data display markets. The customer base includes organizations from virtually all areas of business, including, stock exchanges, airlines, and fast food franchises, in addition to all types of industrial users of data display devices.

The Display Systems Group's historical growth and success can be attributed to addressing a niche market as the unique source for Cathode Ray Tube ("CRT") replacement products. The Company has developed an extensive cross reference capability, enabling Richardson to identify replacement tubes for more than 200,000 original manufacturers' model or part numbers and to source and inventory replacement tubes.

While CRT's are still an important part of the business, future growth will be in the custom design and integration of flat panel displays and monitors. Our technical sales team assists customers in developing solutions for data display issues such as, space limitations, special mounting, glare, ruggedness, touch screen requirements and many others. This business grew by more than 100 percent in fiscal 2000.

Richardson has long-standing relationships with key manufacturers including Clinton, Fujitsu, NEC/Mitsubishi, Panasonic, Philips-FIMI, Siemens and Sony, among others. The Company has design and assembly operations in Chicago, Illinois and Boston, Massachusetts and stocking locations in Chicago and Lincoln, England.

The following is a description of Display's major product groups:

Cathode Ray Tubes - vacuum tubes that convert an electrical signal into a visual image to display information on computer terminals or televisions. CRTs are used in various environments, including hospitals, financial institutions, airports and numerous other applications wherever large user groups share electronic data visually. The product line includes both monochrome and color tubes.

Data Display Monitors - peripheral components incorporating a color or monochrome CRT capable of displaying an analog or digitally generated video signal.

Flat Panel Displays - display monitors incorporating a liquid crystal display or plasma panel, rather than a CRT, typically a few inches in depth and ranging from 10" to 42" measured diagonally.

Security Systems Division

Richardson is a full-line distributor of closed circuit television ("CCTV"), fire, burglary, access control, sound and communication products and accessories. We specialize in CCTV design-in support and have particular

                                      (9)

expertise in the industry's fastest growth area - applications employing digital technology. Security Systems has 24 stocking locations in the world with 17 in North America, 4 in Europe and 3 in Latin America.

Richardson supports its worldwide customer base with products from more than 100 manufacturers including such well-known names as Aiphone, Mitsubishi, Panasonic, Paradox, Pelco, Sanyo, and Sony. In addition, the Company carries its own private label brand, National Electronics.

The Company serves its customers through a 100 person direct sales force averaging more than eight years of experience, a 150 page catalog and a web site, www.cctvnet.com.

The following is a description of SSD's major product groups:
CCTV Products - including cameras, lenses, monitors, scanners, time lapse recorders and associated accessories, are used in surveillance applications and for monitoring hazardous environments in the workplace.
Burglar and Fire Detection Systems - devices used to detect unauthorized access to an area or the presence of smoke or fire.

Commercial Sound Systems - sound reproduction components used in background music, paging and telephonic interconnect systems.

The security systems industry is moving to wireless technology and digital imaging. Richardson is at the forefront of this transition, developing new products under the National brand, including state-of-the-art equipment such as hard disk recording, Internet based transmission, covert applications, speed dome applications and telephone-control-based CCTV systems.

Distribution and Marketing

The Company purchases RF and power semiconductors, vacuum tubes, monitors and flat panel displays, and electronic security products and systems from various sources, including Advanced Power Technology, Ad-Tech Industries, ANADIGICS, Clinton Electronics, Communication and Power Industries ("CPI"), Covimag, Dunlee, Ericsson, FIMI, Fujitsu, Gasser & Sons, General Electric, Hi Sharp, Huber & Suhner, Jennings, KDI Electronics, Litton, M/A-COM, Marconi, Motorola, MPD, New Japan Radio, Orion/Daewoo, NEC Tecnologies, Panasonic, Paradox, Pelco, Philips, Powerex, QMI, RF Prime, Samsung, Samtell, Sanyo, SCT Societe des Ceramiques, Semtech, Sensormatic, Sony, Stanford Microdevices, Stellex Microwave Systems, Teletube, THOMSON, Toshiba, Triton Services, United Monolithic Semiconductor, Varian Associates and Watkins Johnson.

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

                                     (10)

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

Customer orders are taken by the regional sales offices and generally directed to one of Richardson's principal distribution facilities in LaFox, Illinois; Houston, Texas; Vancouver, British Columbia; or Lincoln, England. There are 33 additional stocking locations throughout the world. The Company utilizes a sophisticated data processing network that provides on-line, real-time interconnection of all sales offices and central distribution operations, 24 hours per day, seven days per week. Information on stock availability, cross-reference information, customers and market analyses are instantly obtainable throughout the entire distribution network.

Manufacturing

The Company distributes its proprietary products principally under the trade names "National," "Cetron," "RF Gain", 'Amperex." and "MONORAY".
Approximately 23% of the Company's sales are from products it manufactures or modifies through value-added services. The Company also sells products under these brand names made by independent manufacturers to the Company's specifications.

The products currently manufactured by the Company, or subcontracted on a proprietary basis for the Company, include RF amplifiers, transmitters and pallet assemblies thyratrons and rectifiers, power tubes, ignitrons, microwave generators, electronic display tubes, phototubes, SCR assemblies and spark gap tubes. Richardson reloads and remanufactures medical x-ray tubes. The materials used in the manufacturing process consist of glass bulbs and tubing, nickel, stainless steel and other metals, plastic and metal bases, ceramics and a wide variety of fabricated metal components. These materials generally are readily available, but some components may require long lead times for production and some materials are subject to shortages or price fluctuations based on supply and demand.

Employees

As of May 31, 2000, the Company employed 990 individuals on a full-time basis. Of these, 583 are located in the United States, including 73 employed in administrative and clerical positions, 411 in sales and distribution and 99 in

                                     (11)

value-added and product manufacturing. The Company's international subsidiaries employ 407 individuals engaged in administration, sales, distribution, manufacturing and value-added operations. All of Richardson's employees are non-union. The Company's relationship with its employees is considered to be good.

Competition

Richardson believes that, on a global basis, it is a significant distributor of RF and power semiconductors and subassemblies, electron tubes, CRTs and security systems. For many of its product offerings, the Company competes against the OEM for sales of replacement parts and system upgrades to service existing installed equipment. In addition, the Company competes worldwide with other general line distributors and other distributors of electronic components.

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

The Company also maintains leased branch sales offices in or near major cities throughout the world, including 41 locations in North America, 14 in Europe, 11 in the Far East / Pacific Rim and 4 in Latin America. The Company leases production facilities in Texas, Virginia and the Netherlands for its medical tube reloading operations.

Item 3.      Legal Proceedings

The Company is a defendant in Panache Broadcasting of Pennsylvania v. Richardson Electronics, Ltd., et. al., in United States District Court, Northern District of Illinois, filed in 1990. The complaint is a class action for purposes of liability determination on behalf of all persons and businesses in the United States who purchased electron power tubes encompassed by the VASCO joint venture of the defendants from one or more of the defendant corporations at any time between February 26, 1986 and May 13, 1999. The complaint alleges antitrust violations and seeks treble damages, injunctive relief and attorneys fees. The Company has denied the material allegations. The case remains primarily in the preliminary discovery stage.

From time to time the Company is involved in other litigation arising in the normal course of its business which is not expected to have a material adverse effect on the Company.

                                     (12)


Item 4.     Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended May 31, 2000.

                                       (13)


                                      PART II

Item 5.     Market for the Registrant's Common Equity and Related Stockholder
Matters

Incorporated herein by reference to pages 18 (for dividend payments) and 30 (for market data) of the Company's 2000 Annual Report for the fiscal year ended May 31, 2000 (Annual Report).

Item 6.     Selected Financial Data

Incorporated herein by reference to page 12 of the Annual Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Incorporated herein by reference to pages 13 to 16 of the Annual Report.

Item 7A.     Quantitative and Qualitative Disclosures about Market Risk

Investors should consider carefully the following risk factors, in addition to the other information included and incorporated by reference in this annual report on Form 10-K. All statements other than statements of historical facts included in this report are statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. The words "expect," "estimate," "anticipate," "predict," "believe" and similar expressions and variations thereof are intended to identify forward-looking statements. Such statements appear in a number of places in this report and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations; (ii) the Company's financing plans; (iii) the Company's business and growth strategies, including potential acquisitions; and (iv) other plans and objectives for future operations. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties and that actual results may differ materially from those predicted in the forward-looking statements or which may be anticipated from historical results or trends. In addition to the information contained in the Company's other filings with the Securities and Exchange Commission, factors which could affect future performance include, among others, the following:

* Competitive pressures may increase or change through industry consolidation, entry of new competitors, marketing changes or otherwise. There can be no assurance that the Company will be able to continue to compete effectively with existing or potential competitors.

                                       (14)

* Technological changes may affect the marketability of inventory on hand.

* General economic or business conditions, domestic and foreign, may be less favorable than expected, resulting in lower sales or lower profit margins than expected.

* Changes in relationships with customers or vendors, the ability to develop new relationships or the business failure of several customers or vendors may affect sales or profitability.

* Political, legislative or regulatory changes may adversely affect the businesses in which the Company operates.

* Changes in securities markets, interest rates or foreign exchange rates may adversely affect the Company's performance or stock price.

* The failure to obtain or retain key executive or technical personnel could affect future performance.

* The Company's growth strategy includes expansion through acquisitions. There can be no assurance that the Company will be able to successfully complete further acquisitions or that past or future acquisitions will not have an adverse impact on the Company's operations.

* The potential future sale of Common Stock shares, possible anti-takeover measures available to the Company, dividend policies, as well as voting control of the Company by Edward J. Richardson, Chairman of the Board and Chief Executive Officer may affect the stock price.

* The continued availability of financing on favorable terms can not be assured.

Item 8.     Financial Statements and Supplementary Data

Incorporated herein by reference to pages 17 through 28 of the Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

No event has occurred within the 24 month period prior to the date of the Company's most recent financial statements, which would require disclosure under Item 9 of this Report.

                                      (15)

                                     PART III

Item 10.     Directors and Executive Officers of the Registrant

Information concerning Directors and Executive Officers of the Company is contained in the Company's Proxy Statement to be used in connection with its Annual Meeting of Stockholders scheduled to be held October 3, 2000, under the captions "ELECTION OF DIRECTORS - Information Relating to Directors, Nominees and Executive Officers", "ELECTION OF DIRECTORS - Affiliations" and "SECTION 16 FILINGS", which information is incorporated herein by reference.

Item 11.     Executive Compensation

Incorporated herein by reference is information concerning executive compensation contained in the Company's Proxy Statement to be used in connection with its Annual Meeting of Stockholders scheduled to be held October 3, 2000, under the captions "ELECTION OF DIRECTORS - Directors Compensation" and "EXECUTIVE COMPENSATION", except for captions "REPORT ON EXECUTIVE COMPENSATION" and "PERFORMANCE GRAPH".

Item 12. Security Ownership of Certain Beneficial Owners and Management Information concerning security ownership of certain beneficial owners and management is contained in the Company's Proxy Statement to be used in connection with its Annual Meeting of Stockholders scheduled to be held October 3, 2000, under the caption "ELECTION OF DIRECTORS - Information Relating to Directors, Nominees and Executive Officers" and "PRINCIPAL STOCKHOLDERS", which information is incorporated herein by reference.

Item 13.     Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions is contained in the Company's Proxy Statement to be used in connection with its Annual Meeting of Stockholders scheduled to be held October 3, 2000, under the caption "EXECUTIVE COMPENSATION - Compensation Committee Interlocks and Insider Participation", which information is incorporated herein by reference.

                                      (16)

                                   PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The following consolidated financial statements of the registrant and its subsidiaries included on pages 17 through 28 of the Annual Report are incorporated herein by reference:


                                                            Filing Method

Report of Independent Accountants                                 E

1.     FINANCIAL STATEMENTS:

       Consolidated Balance Sheets - May 31, 2000 and 1999        E

       Consolidated Statements of Operations - Years ended
            May 31, 2000, 1999 and 1998                           E
       Consolidated Statements of Cash Flows - Years ended
            May 31, 2000, 1999 and 1998                           E
       Consolidated Statements of Stockholders' Equity -
            Years ended May 31, 2000, 1999 and 1998               E

       Notes to Consolidated Financial Statements                 E

     The following consolidated financial information for the fiscal years 2000, 1999 and 1998 is submitted herewith:

2.     FINANCIAL STATEMENT SCHEDULE:

       II.  Valuation and Qualifying Accounts                    E

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore, have been omitted.

     (b)     REPORTS ON FORM 8-K.

              None.

                                     (17)


     (c)EXHIBITS


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

4(c)(1)First Amendment to the Indenture between the
       Company and First Trust of Illinois, a National
       Association, as successor to Continental Illinois
       National Bank and Trust Company of Chicago, dated
       February 18, 1997, incorporated by reference to
       Exhibit 4(a) to the Company's Quarterly Report on
       Form 10-Q for the quarter ended February 28, 1997.        NA
4(d)   Indenture between the Company and American National
       Bank and Trust Company, as Trustee, for 8 1/4%
       Convertible Senior Subordinated Debentures due
       June 15, 2006 (including form of 8 1/4% Convertible
       Senior Subordinated Debentures due June 15, 2006) incorporated by reference to Exhibit 10 of the
       Company's Schedule 13E-4, filed February 18, 1997.        NA
10(a)  Loan Agreement dated as of March 1, 1998 among
       Richardson Electronics, Ltd., various lending
       institutions and American National Bank and Trust
       Company of Chicago as Agent, establishing a
       $50,000,000 Credit Facility, incorporated by reference
       to Exhibit 10(a) to the Company's Quarterly Report on
       Form 10-Q for the quarter ended February 28, 1998.        NA

                                     (18)

10(a)(1)Amendment dated February 4, 2000 to the loan
        agreement referred to in 10(a) above.                     E
10(b)   Amended and Restated Credit Agreement made as of
        March 1, 1998 between Burtek Systems, Inc. as
        Borrower and First Chicago NBD Bank, Canada as
        Lender Richardson Electronics, Ltd. as Guarantor, incorporated by reference to Exhibit 10(b) to the
        Company's Quarterly Report on Form 10-Q for the
        quarter ended February 28, 1998.                         NA
10(c) The Corporate Plan for Retirement The Profit Sharing / 401(k) Plan Fidelity Basic Plan Document No. 07 dated
        June 1, 1996, incorporated by reference to Exhibit 10(d)
        to the Company's Annual Report on Form 10-K for the
        fiscal year ended May 31, 1996.                          NA
10(d)   The Company's Amended and Restated Incentive Stock
        Option Plan effective April 8, 1987 incorporated by reference to Exhibit 10(m) to the Company's Annual
        Report on Form 10-K for the fiscal year ended
        May 31, 1987.                                            NA
10(d)(1)First Amendment to the Company's Amended and Restated
        Incentive Stock Option Plan effective April 11, 1989 incorporated by reference to Exhibit 10(l)(1) to the Company's Annual Report on Form 10-K for the fiscal
        year ended May 31, 1989.                                 NA
10(d)(2)Second Amendment to the Company's Amended and Restated
        Incentive Stock Option Plan effective April 11, 1989 incorporated by reference to Exhibit 10(l)(2) to the Company's Annual Report on Form 10-K for the fiscal
        year ended May 31, 1991.                                 NA
10(d)(3)Third Amendment to the Company's Amended and Restated
        Incentive Stock Option Plan effective April 11, 1989
        dated August 15, 1996, incorporated by reference to
        the Company's Proxy Statement used in connection with
        its Annual Meeting of Stockholders held October 1, 1996. NA
10(e)   Richardson Electronics, Ltd. Employees 1996 Stock
        Purchase Plan incorporated by reference to Appendix A
        of the Company's Proxy Statement dated September 3, 1996 for its Annual Meeting of Stockholders held on
        October 1, 1996.                                         NA
10(f)   Employees Stock Ownership Plan and Trust Agreement,

                                      (19)

        effective as of June 1, 1987, dated July 14, 1994, incorporated by reference to Exhibit 10(f) to the
        Company's Annual Report on Form 10-K for the fiscal
        year ended May 31, 1994.                                 NA
10(f)(1)First Amendment to Employees Stock Ownership Plan
        and Trust Agreement, dated July 12, 1995,
        incorporated by reference to Exhibit 10(g)(1) to the Company's Annual Report on Form 10-K for the fiscal
        year ended May 31, 1995.                                 NA
10(f)(2)Second Amendment to Employees Stock Ownership Plan
        and Trust Agreement, dated July 12, 1995, dated
        April 10, 1996, incorporated by reference to the
        Company's Proxy Statement used in connection with its
        Annual Meeting of Stockholders held October 1, 1996.     NA
10(f)(3)Third Amendment to Employees Stock Ownership Plan and
        Trust Agreement, dated July 12, 1995, dated
        April 9,1997 incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended
        May 31, 1998.                                            NA
10(g)   Richardson Electronics, Ltd. Employees 1999 Stock
        Purchase Plan, incorporated by reference to the
        Company's Annual Report on Form 10-K for the fiscal
        year ended May 31, 1999.                                 NA
10(h)   Stock Option Plan for Non-Employee Directors
        incorporated by reference to Appendix A to the
        Company's Proxy Statement dated August 30, 1989 for
        its Annual Meeting of Stockholders held on
        October 18, 1989.                                        NA
10(i)   Richardson Electronics, Ltd. 1996 Stock Option Plan
        for Non-Employee Directors, incorporated by reference
        to Appendix C of the Company's Proxy Statement dated September 3, 1996 for its Annual Meeting of
        Stockholders held on October 1, 1996.                    NA
10(j) The Company's Employees' Incentive Compensation Plan incorporated by reference to Appendix A to the
        Company's Proxy Statement dated August 31, 1990 for
        its Annual Meeting of Stockholders held on
        October 9, 1990.                                         NA
10(j)(1)First Amendment to Employees Incentive Compensation
        Plan incorporated by reference to Exhibit 10(p)(1)
        to the Company's Annual Report on Form 10-K for the
        fiscal year ended May 31, 1991.                          NA
10(j)(2)Second Amendment to Employees Incentive Compensation

                                     (20)

        Plan dated August 15, 1996, incorporated by reference
        to the Company's Proxy Statement used in connection
        with its Annual Meeting of Stockholders held
        October 1, 1996.                                         NA
10(k)   Richardson Electronics, Ltd. Employees' 1994
        Incentive Compensation Plan incorporated by reference
        to Exhibit A to the Company's Proxy Statement dated
        August 31, 1994 for its Annual Meeting of Stockholders
        held on October 11, 1994.                                NA
10(k)(1)First Amendment to the Richardson Electronics, Ltd.
        Employees' 1994 Incentive Compensation Plan dated
        August 15, 1996, incorporated by reference to the
        Company's Proxy Statement used in connection with
        its Annual Meeting of Stockholders held October 1, 1996. NA
10(l)   Richardson Electronics, Ltd. 1996 Incentive
        Compensation Plan incorporated by reference to
        Appendix B of the Company's Proxy Statement dated
        September 3, 1996 for its Annual Meeting of Stockholders
        held on October 1, 1996.                                 NA
10(m) Richardson Electronics, Ltd. 1998 Incentive Compensation Plan incorporated by reference to Appendix A of the Company's Proxy Statement dated September 3, 1998 for its Annual Meeting of Stockholders held on
        October 6, 1998.                                         NA
10(n)   Correspondence outlining Agreement between the Company
        and Arnold R. Allen with respect to Mr. Allen's
        employment by the Company, incorporated by reference
        to Exhibit 10(v) to the Company's Annual Report on Form
        10-K, for the fiscal year ended May 31, 1985.            NA
10(n)(1)Letter dated February 3, 1992 between the Company and
        Arnold R. Allen outlining Mr. Allen's engagement as a consultant by the Company, incorporated by reference to
        Exhibit 10 (r)(1) to the Company's Annual  Report on
        Form 10-K, for the fiscal year ended May 31, 1992.       NA
10(n)(2)Letter dated April 1, 1993 between the Company and
        Arnold R. Allen regarding Mr. Allen's engagement as consultant by the Company, incorporated by reference to Exhibit 10(i)(2) to the Company's Annual Report on
        Form 10-K for the fiscal year ended May 31, 1994.        NA
10(o) Letter dated January 14, 1992 between the Company and Jacques Bouyer setting forth the terms of Mr. Bouyer's engagement as a management consultant by the Company

                                     (21)

        for Europe, incorporated by reference to Exhibit
        10(t)(1) to the Company's Annual Report on Form 10-K
        for the fiscal year ended on May 31, 1992.               NA
10(o)(1)Letter dated January 15, 1992 between the Company and
        Jacques Bouyer setting forth the terms of Mr. Bouyer's engagement as a management consultant by the Company for the United States, incorporated by reference to
        Exhibit 10(t)(1) to the Company's Annual Report on Form
        10-K for the fiscal year ended on May 31, 1992.          NA
10(p)   Letter dated January 13, 1994 between the Company
        and Samuel Rubinovitz setting forth the terms of
        Mr. Rubinovitz' engagement as management consultant by
        the Company incorporated by reference to Exhibit 10(m)
        to the Company's Annual Report on Form 10-K for the
        fiscal year ended on May 31, 1994.                       NA
10(q)   Letter dated May 20, 1994 between the Company and
        William J. Garry setting forth the terms of Mr. Garry's employment by the Company, incorporated by reference to
        Exhibit 10(p) to the Company's Annual Report on Form
        10-K for the fiscal year ended on May 31, 1994.          NA
10(r)   Employment, Nondisclosure and Non-Compete Agreement
        dated June 1, 1998 between the Company and Flint Cooper setting forth the terms of Mr. Cooper's employment by the Company, incorporated by reference to Exhibit 10(p)
        to the Company's Annual Report on Form 10-K for the
        fiscal year ended on May 31, 1998.                       NA
10(s)   Agreement dated January 16, 1997 between the Company
        and Dennis Gandy setting forth the terms of
        Mr. Gandy's employment by the Company, incorporated
        by reference to Exhibit 10(b) to the Company's
        Quarterly Report on Form 10-Q for the quarter ended
        February 28, 1997.                                       NA
10(t)   Agreement dated March 21, 1997 between the Company
        and David Gilden setting forth the terms of
        Mr. Gilden's employment by the Company, incorporated
        by reference to Exhibit 10(c) to the Company's
        Quarterly Report on Form 10-Q for the quarter ended
        February 28, 1997.                                       NA
10(u)   Employment agreement dated as of November 7, 1996
        between the Company and Bruce W. Johnson
        incorporated by reference to Exhibit (c)(4) of the
        Company's Schedule 13 E-4, filed December 18, 1996.      NA

                                     (22)

10(v)   Employment agreement dated as of May 10, 1993 as
        amended March 23, 1998 between the Company and
        Pierluigi Calderone incorporated by reference to
        Exhibit 10(d) of the Company's Quarterly Report on
        Form 10-Q for the quarter ended February 28, 1998.       NA
10(w)   Employment agreement dated as of September 26, 1999
        between the Company and Murray Kennedy.                   E
10(x)   Employment agreement dated as of November 22, 1999
        between the Company and Gregory Peloquin.                 E
10(y)   Employment agreement dated as of December 7, 1999
        between the Company and Kevin Oakley.                     E
10(z)   Employment agreement dated as of May 30, 2000
        between the Company and Robert Heise.                     E
10(aa)  The Company's Directors and Officers Liability
        Insurance Policy issued by Chubb Group of Insurance Companies Policy Number 8125-64-60A, incorporated by reference to Exhibit 10(t) to the Company's Annual
        Report on Form 10-K for the fiscal year ended
        May 31, 1991.                                            NA
10(bb)(1)The Company's Directors and Officers Executive
         Liability and Indemnification Insurance Policy
         renewal issued by Chubb Group of Insurance
         Companies - Policy Number 8125-64-60F,
         incorporated by reference to Exhibit 10(z)(1) of
         the Company's Annual Report on Form 10-K for the
         year ended May 31, 1999.                                NA
10(bb)(2)The Company's Excess Directors and Officers
         Liability and Corporate Indemnification Policy
         issued by St. Paul Mercury Insurance Company -
         Policy Number 900DX0414, incorporated by reference
         to Exhibit 10(z)(2) of the Company's Annual Report
         on Form 10-K for the year ended May 31, 1999.           NA
10(bb)(3)The Company's Directors and Officers Liability
         Insurance Policy issued by CNA Insurance
         Companies - Policy Number DOX600028634, incorporated
         by reference to Exhibit 10(z)(3) of the Company's
         Annual Report on Form 10-K for the year ended
         May 31, 1999.                                           NA
10(cc)   Distributor Agreement, executed August 8, 1991,
         between Registrant and Varian Associates, Inc., incorporated by reference to Exhibit 10(d) of the Company's Current Report on Form 8-K for
         September 30, 1991.                                     NA

                                     (23)


10(cc)(1)Amendment, dated as of September 30, 1991, between
         Registrant and Varian Associates,  Inc.,
         incorporated by reference to Exhibit 10(e) of the Company's Current Report on Form 8-K for
         September 30, 1991.                                     NA
10(cc)(2)First Amendment to Distributor Agreement between
         Varian Associates, Inc. and the Company as of
         April 10, 1992, incorporated by reference to
         Exhibit 10(v)(5) of the Company's Annual Report on
         Form 10-K for the fiscal year ended May 31, 1992.       NA
10(cc)(3)Consent to Assignment and Assignment dated
         August 4, 1995 between Registrant and Varian
         Associates Inc., incorporated by reference to
         Exhibit 10(s)(4) of the Company's Annual Report
         on Form 10-K for the fiscal year ended May 31, 1995.    NA
10(cc)(4)Final Judgment, dated April 1, 1992, in the matter
         of United States of America v. Richardson
         Electronics, Ltd., filed in the United States District Court for the Northern District of Illinois, Eastern Division, as Docket No. 91 C 6211 incorporated by reference to Exhibit 10(v)(7) to the Company's Annual Report on Form 10-K for the fiscal year ended
         May 31, 1992.                                           NA
10(dd) Trade Mark License Agreement dated as of May 1, 1991 between North American Philips Corporation and the
         Company incorporated by reference to Exhibit 10(w)(3)
         of the Company's Annual Report on Form 10-K for the
         fiscal year ended May 31, 1991.                         NA
10(ee)   Agreement among Richardson Electronics, Ltd.,
         Richardson Electronique S.A., Covelec S.A. (now known
         as Covimag S.A.), and Messrs. Denis Dumont and Patrick Pertzborn, delivered February 23, 1995, translated from French, incorporated by reference to Exhibit
         10(b) to the Company's Report on Form 8-K dated
         February 23, 1995.                                      NA
10(ff)   Settlement Agreement by and between the United States
         of America and Richardson Electronics, Ltd. Dated
         May 31, 1995 incorporated by reference to Exhibit
         10(a) to the Company's Report on Form 8-K dated
         May 31, 1995.                                           NA


13       Annual Report to Stockholders for fiscal year ending
         May 31, 2000 (except for the pages and information
         thereof expressly incorporated by reference in this
         Form 10-K, the Annual Report to Stockholders is
         provided solely for the information of the Securities
         and Exchange Commission and is not deemed "filed" as
         part of this Form 10-K).                                 E

                                     (24)

21       Subsidiaries of the Company.                             E
23       Consent of Independent Auditors.                         E
27       Financial Data Schedule.                                 E

                                     (25)

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

By:/s/                     By:/s/
Edward J. Richardson,      Bruce W. Johnson,
Chairman of the Board and  President and Chief Operating
Chief Executive Officer    Officer

                        By:/s/
                           William J. Garry
                           Senior Vice President and
Date:  August 28, 2000    Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/                                       /s/
Edward J. Richardson, Chairman            Bruce W. Johnson, President,
of the Board, Chief Executive             Chief Operating Officer, and
Director
Officer (principal executive officer)     August 28, 2000
and Director
August 28, 2000

/s/                                 /s/
William J. Garry, Senior Vice       Arnold R. Allen, Director
President and Chief Financial       August 28, 2000
Officer (principal financial and
accounting officer) and Director
August 28, 2000

/s/                                /s/
Jacques Bouyer, Director           Scott Hodes, Director
August 28, 2000                    August 28, 2000

/s/                                /s/
Ad Ketelaars, Director              John Peterson, Director
August 28, 2000                     August 28, 2000

/s/                                /s/
Harold L. Purkey, Director          Samuel Rubinovitz, Director
August 28, 2000                     August 28, 2000

                                     (26)