Form 10-K/A
period 2000-05-31
RICHARDSON ELECTRONICS LTD/DE
filed 2000-08-30
CIK 355948

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

As of August 24, 2000, there were outstanding 10,108,028 shares of Common Stock, $.05 par value, and 3,231,562 shares of Class B Common Stock, $.05 par value, which are convertible into Common Stock on a share for share basis, of the registrant and the aggregate market value of such shares, based on the reported last sale price of the Common Stock on such date, held by non-affiliates of the registrant was approximately $130,800,000.


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

By:/s/                     By:/s/
Edward J. Richardson,      Bruce W. Johnson,
Chairman of the Board and  President and Chief Operating
Chief Executive Officer    Officer

                        By:/s/
                           William J. Garry
                           Senior Vice President and
Date:  August 30, 2000    Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/                                       /s/
Edward J. Richardson, Chairman            Bruce W. Johnson, President,
of the Board, Chief Executive             Chief Operating Officer, and
Director
Officer (principal executive officer)     August 30, 2000
and Director
August 30, 2000

/s/                                 /s/
William J. Garry, Senior Vice       Arnold R. Allen, Director
President and Chief Financial       August 30, 2000
Officer (principal financial and
accounting officer) and Director
August 30, 2000

/s/                                /s/
Jacques Bouyer, Director           Scott Hodes, Director
August 30, 2000                    August 30, 2000

/s/                                /s/
Ad Ketelaars, Director              John Peterson, Director
August 30, 2000                     August 30, 2000

/s/                                /s/
Harold L. Purkey, Director          Samuel Rubinovitz, Director
August 30, 2000                     August 30, 2000