Form 10-Q
period 2000-08-31
RICHARDSON ELECTRONICS LTD/DE
filed 2000-10-16
CIK 355948

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-Q

(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE
   ACT OF 1934
For the quarterly period ended                August 31, 2000

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

As of October 13, 2000, there were outstanding 10,124,666 shares of Common Stock, $.05 par value, and 3,231,562 shares of Class B Common Stock, $.05 par value, which are convertible into Common Stock on a share-for-share basis.

This Quarterly Report on Form 10-Q contains 17 pages. An exhibit index is at page 15.

                                     (1)


                  Richardson Electronics, Ltd. and Subsidiaries
                                  Form 10-Q
           For the Three-Month Period Ended August 31, 2000


                                     INDEX

                                                             Page
                                                             ----
PART I - FINANCIAL INFORMATION

   Consolidated Condensed Balance Sheets                       3

   Consolidated Condensed Income Statements                    4

   Consolidated Condensed Statements of Cash Flows             5

   Notes to Consolidated Condensed Financial Statements        6

   Management's Discussion and Analysis of Results
      of Operations and Financial Condition                   10

PART II- OTHER INFORMATION                                    15
                                      (2)



              Richardson Electronics, Ltd. and Subsidiaries
                  Consolidated Condensed Balance Sheets
                          (in thousands)

                                              August 31        May 31
                                                 2000           2000
                                               ---------      ---------
                                             (Unaudited)
ASSETS
-------
Current assets:
  Cash and equivalents                         $ 11,195       $ 11,832
  Receivables, less allowance of $3,251 and
    $2,991                                       85,907         77,821
  Inventories                                   128,015        119,224
  Other                                          13,873         13,346
                                               ---------      ---------
        Total current assets                    238,990        222,223

Property, plant and equipment                    66,290         64,091
  Less accumulated depreciation                 (39,552)       (38,240)
                                               ---------      ---------
   Property, plant and equipment, net            26,738         25,851
Other assets                                     18,170         16,851
                                               ---------      ---------
        Total assets                           $283,898       $264,925
                                               =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Accounts payable                             $ 35,707       $ 30,882
  Accrued expenses                               11,725         14,452
  Notes payable and current portion of
    long-term debt                                1,928          2,619
                                               ---------      ---------
        Total current liabilities                49,360         47,953

Long-term debt, less current portion            127,703        117,643
Deferred income taxes                             5,367          5,336
Stockholders' equity:
  Common stock, $.05 par value; issued 11,858
    at August 31, 2000 and 11,670 at
    May 31, 2000                                    593            583
  Class B common stock, convertible, $.05 par
    value; issued 3,232 at August 31, 2000
    and at May 31, 2000                             162            162
  Additional paid-in capital                     87,983         84,514
  Common stock in treasury, at cost; 1,748
    shares at August 31, 2000 and 1,915 at
    May 31, 2000                                (10,292)       (11,045)
  Retained earnings                              38,346         34,184
  Foreign currency translation adjustment       (15,324)       (14,405)
                                               ---------      ---------
        Total stockholders' equity             $101,468       $ 93,993
                                               ---------      ---------
        Total liabilities and
          stockholders' equity                 $283,898       $264,925
                                               =========      =========
See notes to consolidated condensed financial statements.

                                      (3)


                  Richardson Electronics, Ltd. and Subsidiaries
                   Consolidated Condensed Statements of Income
            For the Three-month Periods Ended August 31, 2000 and 1999
                (unaudited) (in thousands, except per share amounts)


                                                 2000           1999
                                              ---------      ---------

   Net sales                                  $120,106       $ 95,564

   Cost of products sold                        88,473         69,896
                                              ---------      ---------
     Gross margin                               31,633         25,668

   Selling, general and
      administrative expenses                   22,294         19,587
                                              ---------      ---------

        Operating income                         9,339          6,081

Other  (income) expense:
   Interest expense                              2,475          2,275
   Investment income                               (42)          (127)
   Other, net                                       26             82
                                              ---------      ---------
                                                 2,459          2,230
                                              ---------      ---------
        Income before income taxes               6,880          3,851

Income taxes                                     2,200          1,150
                                              ---------      ---------
        Net income                            $  4,680       $  2,701
                                              =========      =========

Net income per share - basic:
   Net income per share                       $    .35       $   0.21
                                              =========      =========
   Average shares outstanding                   13,200         12,624
                                              =========      =========

Net income per share - diluted:
   Net income per share                       $    .32       $   0.21
                                              =========      =========
   Average shares outstanding                   17,528         12,686
                                              =========      =========

Dividends per common share                    $    .04       $   0.04
                                              =========      =========

Comprehensive income:
  Net income                                   $ 4,680       $  2,701
  Foreign currency translation                    (919)           998
                                              ---------      ---------
   Comprehensive income                       $  3,761       $  3,699
                                              =========      =========

See notes to consolidated condensed financial statements.

                                     (4)

               Richardson Electronics, Ltd. and Subsidiaries
              Consolidated Condensed Statements of Cash Flows
        For the Three-Month Periods Ended August 31, 2000 and 1999
                         (in thousands) (unaudited)

                                                 2000           1999
                                              ---------      ---------
Operating Activities:
  Net income                                  $  4,680       $  2,701
  Non-cash charges to income:
    Depreciation                                 1,358          1,123
    Amortization of intangibles and financing
      costs                                        193            198
    Deferred income taxes                          (58)           540
  Contribution to employee stock ownership
   plan                                          1,310           --
                                              ---------      ---------
   Total non-cash charges                        2,803          1,861
                                              ---------      ---------
  Changes in working capital, net of effects
    of currency translation and business
    acquisitions:
      Accounts receivable                       (7,100)        (2,921)
      Inventories                               (9,241)          (560)
      Other current assets                        (343)          (503)
      Accounts payable                           4,254          2,754
      Other liabilities                         (3,262)          (691)
                                              ---------      ---------
   Net changes in working capital              (15,692)        (1,921)
                                              ---------      ---------
   Net cash (used in) provided by
      operating activities                      (8,209)         2,641
                                              ---------      ---------
Financing Activities:
  Proceeds from borrowings                      21,597          4,077
  Payments on debt                             (12,333)          (752)
  Proceeds from stock issuance                   2,920              8
  Cash dividends                                  (518)          (477)
                                              ---------      ---------
   Net cash provided by financing
     activities                                 11,666          2,856
                                              ---------      ---------
Investing Activities:
  Capital expenditures                          (2,274)        (1,825)
  Business acquisitions                         (1,535)          (400)
  Investments, notes receivable and other         (285)          (275)
                                              ---------      ---------
   Net cash used in investing activities        (4,094)        (2,500)
                                              ---------      ---------
   (Decrease) Increase in cash and
     equivalents                                  (637)         2,997

Cash and equivalents at beginning of year       11,832         12,569
                                              ---------      ---------
   Cash and equivalents at end of period      $ 11,195       $ 15,566
                                              =========      =========

See notes to consolidated condensed financial statements.

                                      (5)

                 Richardson Electronics, Ltd. and Subsidiaries
             Notes to Consolidated Condensed Financial Statements
                    Three-Month Period Ended August 31, 2000
                                    (Unaudited)

Note A -- Basis of Presentation

The accompanying unaudited Consolidated Condensed Financial Statements (Statements) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the periods covered have been reflected in the Statements. Certain information and footnotes necessary for a fair presentation of the financial position and results of operations in conformity with generally accepted accounting principles have been omitted in accordance with the aforementioned instructions. It is suggested that the Statements be read in conjunction with the Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2000.

The Statements are presented for the first quarter of fiscal 2001 (period ended August 31, 2000) compared to first quarter of fiscal 2000 (period ended August 31, 1999). The Company accounts for its results of operations on a 52/53 week period ending on the Saturday nearest May 31 each year. Results for the first quarter include 13 weeks in fiscal 2001 and 14 weeks in fiscal 2000.

Note B -- Income Taxes

The income tax provisions for the three-month periods ended August 31, 2000 and August 31, 1999 are based on the estimated annual effective tax rates of 32% and 30%, respectively. The effective rate is less than the U.S. federal statutory rate of 34% due to U.S. foreign sales corporation tax benefits and utilization of previously unrecognized foreign net operating loss carryforwards, partially offset by state income taxes.

Note C - Calculation of Earnings per Share

Basic earnings per share is calculated by dividing net income by the weighted average number of Common and Class B Common shares outstanding. Diluted earnings per share is calculated by dividing net income (adjusted for interest savings, net of tax, on assumed bond conversions) by the actual shares outstanding and share equivalents that would arise from the exercise of stock options and the assumed conversion of convertible bonds. Out-of-the-money (exercise price higher than market price) stock options are excluded from the calculation because they are anti-dilutive. The Company's 8 1/4% and

                                      (6)

                 Richardson Electronics, Ltd. and Subsidiaries
             Notes to Consolidated Condensed Financial Statements
                    Three-Month Period Ended August 31, 2000
                                    (Unaudited)


7 1/4% convertible debentures are excluded from the calculation in fiscal 2000 as assumed conversion would be anti-dilutive. The per share amounts presented in the Consolidated Condensed Income Statement are based on the following amounts:

                                               First Quarter
                                       FY 2001             FY 2000
                                       -------             -------
Numerator for basic EPS:
  Net income                           $ 4,680             $ 2,701
                                       =======             =======

Denominator for basic EPS:
  Shares outstanding, June 1            12,987              12,623
  Additional shares issued                 213                   1
                                       -------             -------
    Average shares outstanding          13,200              12,624
                                       =======             =======

Numerator for diluted EPS:
  Net income                            $4,680              $2,701
Interest savings, net of tax, on
  assumed conversion of bonds              865                   -
                                       -------             -------
    Adjusted net income                 $5,545              $2,701
                                       =======             =======

Denominator for diluted EPS:
  Average shares outstanding            13,200              12,624
  Effect of dilutive stock options         648                  62
  Assumed conversion of bonds            3,680                   -
                                       -------             -------
    Average shares outstanding          17,528              12,686
                                       =======             =======


Note D - Industry and Market Information

The Company completed the reorganization of its marketing and sales structure into five strategic business units (SBU's) in the fourth quarter of fiscal 2000. Historical data for the first quarter of fiscal 2000 has been restated to conform to the new organization structure. The new units are: RF & Wireless Communications Group (Wireless), Industrial Power Group (Industrial), Medical Systems Group (Medical), Security Systems Division (Security) and Display Systems Group (Display).

Wireless serves the rapidly expanding wireless voice and data telecommunications industry and radio and television broadcast industry.

Industrial serves a broad range of customers including the steel, automotive, textile, plastics, semiconductor, marine and avionics industries.

Medical serves the medical imaging market, providing system upgrade and integration services in addition to a wide range of diagnostic imaging components.

                                      (7)

                 Richardson Electronics, Ltd. and Subsidiaries
             Notes to Consolidated Condensed Financial Statements
                    Three-Month Period Ended August 31, 2000
                                    (Unaudited)

Security provides security systems and related design services with an emphasis on closed circuit television (CCTV).

Display provides system integration and custom product solutions for the public information display, financial, point-of-sale and general data display markets.

SBUs are managed by Vice Presidents and General Managers who report to the President and Chief Operating Officer. The President evaluates performance and allocates resources, in part, based on the direct operating contribution of each SBU. Direct operating contribution is defined as gross margin less product management and direct selling expenses. In North America and Europe, the sales force is organized by SBU and, accordingly, these costs are included in direct expenses. In Latin America, Asia / Pacific and the rest of the world, some of the regional sales force is shared and, accordingly, is not included in direct expenses. Inter-segment sales are not significant.

Accounts receivable, inventory, goodwill and certain notes receivable are identified by SBU. Cash, net property and other assets are not identifiable by SBU. Accordingly, depreciation, amortization expense and financing costs are not identifiable by SBU. Operating results for the three-month periods ended August 31, 2000 and August 31, 1999 and identifiable assets as of the end of the respective periods by SBU are summarized in the following table (in thousands):



                                  Gross
                     Sales        Margin        Contribution      Assets
                    -------       -------       ------------     --------
First Quarter

FY 2001
    Wireless        $57,106       $15,052       $     10,375     $102,331
    Industrial       22,531         7,994              6,607       42,524
    Medical           9,896         2,207              1,315       26,645
    Security         20,665         4,807              2,240       34,758
    Display           9,908         2,344              1,108       20,714
                   --------       -------       ------------     --------
       Total       $120,106       $32,404       $     21,645     $226,972
                   ========       =======       ============     ========
FY 2000
    Wireless        $31,381        $8,453             $5,315      $66,670
    Industrial       21,114         7,582              5,880       42,168
    Medical          10,416         1,958              1,064       24,055
    Security         20,606         4,881              2,481       30,805
    Display          12,047         3,277              2,128       24,273
                   --------       -------       ------------     --------
Total              $ 95,564       $26,151       $     16,868     $187,971
                   ========       =======       ============     ========






                                     (8)
                 Richardson Electronics, Ltd. and Subsidiaries
             Notes to Consolidated Condensed Financial Statements
                    Three-Month Period Ended August 31, 2000
                                  (Unaudited)


A reconciliation of gross margin, direct operating contribution and assets to the relevant consolidated amounts is as follows. (Other assets includes miscellaneous receivables, manufacturing inventories and sundry assets.) (in thousands):

                                             First Quarter
                                        --------------------------
                                         FY 2001          FY 2000
                                        ---------        ---------
Gross margin - segments total            $32,404          $26,151
Manufacturing variances and other costs     (771)            (483)
                                        ---------        ---------
    Gross margin                         $31,633          $25,668
                                        =========        =========
Segment profit contribution              $21,645          $16,868
Manufacturing variances and other costs     (771)            (483)
Regional selling expenses                 (4,046)          (3,402)
Administrative expenses                   (7,489)          (6,902)
                                        ---------        ---------
    Operating income                      $9,339           $6,081
                                        =========        =========
Segment assets                          $226,972          187,971
Cash and equivalents                      11,195           15,566
Other current assets                      12,645           12,664
Net property                              26,738           23,744
Other assets                               6,348            4,947
                                        ---------        ---------
    Total assets                        $283,898         $244,892
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


                                       (9)

                      Management's Discussion and Analysis
                of Results of Operations and Financial Condition
                    Three-Month Period Ended August 31, 2000
                                   (Unaudited)

Results of Operations

Sales and Gross Margin

Net sales for the first quarter of fiscal 2001 were a record $120.1 million, up 25.7% from last year's first quarter of $95.6 million. Under the Company's fiscal calendar, the current quarter contains 13 weeks, while the first quarter of fiscal 2000 contained 14 weeks. Adjusting for the extra week in fiscal 2000, the sales gain was 35.3%. Sales, percentage change from the prior year, gross margins and gross margin percent of sales by SBU are summarized in the following table. Gross margins for each SBU include provisions for returns and overstock. Provisions for LIFO, manufacturing charges and other costs are included under the caption "Corporate" (in thousands).

                            Sales                       Gross Margin
                    ------------------    -----------------------------------
                    FY 2001   FY 2000 %Chng  FY 2001   GM%   FY 2000   GM%
                    --------  ------- ------ -------  -----  -------  -----
First Quarter

  Wireless          $ 57,106  $31,381  82.0% $15,052  26.4%  $ 8,453  26.9%
  Industrial          22,531   21,114   6.7%   7,994  35.5%    7,582  35.9%
  Medical              9,896   10,416  -5.0%   2,207  22.3%    1,958  18.8%
  Security            20,665   20,606   0.3%   4,807  23.3%    4,881  23.7%
  Display              9,908   12,047 -17.8%   2,344  23.7%    3,277  27.2%
  Corporate                -        -           (771)           (483)
                    --------  -------        -------         -------
Total               $120,106  $95,564  25.7% $31,633  26.3%  $25,668  26.9%
                    ========  =======        =======         =======




Wireless' first quarter sales increased 96.0% from fiscal 2000 levels, adjusted for the extra week, based upon increased demand for RF / microwave components to support the expansion of the cellular infrastructure and deliveries under a telematics contract for an original equipment manufacturer.
Telematics is a new technology used in automobiles for all types of wireless communications.

Industrial's first quarter sales increased 14.9%, adjusted for the extra week in fiscal 2000, primarily in microwave generators and DC power component products.

Sales from the Medical SBU increased 2.3% in fiscal 2001 from the prior year's first quarter, adjusted for the extra week. Sales of high resolution monitors increased an adjusted 60.0% in the first quarter of fiscal 2001 from fiscal 2000 levels. Gross margins increased to 22.3% of sales in fiscal 2001 compared to 18.8% in the first quarter of fiscal 2000. The margin improvement reflects better operating efficiencies in tube reloading and lower customer return levels. Certain low-margin sales contracts also affected fiscal 2000 margins.

                                        (10)

                      Management's Discussion and Analysis
                of Results of Operations and Financial Condition
                    Three-Month Period Ended August 31, 2000
                                   (Unaudited)

Security sales increased by an adjusted 8.0% for the first quarter 2001 from fiscal 2000 levels. Gross margins declined slightly to 23.3% from 23.7%.

First quarter sales for Display decreased an adjusted 11.4% in fiscal 2001 from 2000 levels. Prior year sales included revenues from two major contracts without corresponding revenues in the first quarter of fiscal 2001. Prospects for the balance of the current year and timing of product deliveries are expected to reverse the first quarter trend. Gross margins as a percent of sales decreased to 23.7% in fiscal 2001 from 27.2% in fiscal 2000, reflecting the shift in product mix from CRT's to monitors.

Sales, percentage change from the prior year, gross margins and gross margin percent of sales by geographic area are summarized in the following table. Prior year amounts have been restated to be comparable to the current year's classifications. The caption, "other", includes sales to export distributors and to countries where the Company does not have offices . Provisions for LIFO, manufacturing charges and other costs are included under the caption "Corporate" (in thousands).


                           Sales                       Gross Margin
                    ------------------    ---------------------------------
                    FY 2001   FY 2000 %Chng  FY 2001   GM%   FY 2000   GM%
                    --------  ------- ------ -------  -----  -------  -----
First Quarter
  North America     $ 77,947  $62,594  24.5% $20,440  26.2%  $16,259  26.0%
  Europe              21,130   18,450  14.5%   5,958  28.2%    5,567  30.2%
  Asia/Pacific        11,710    7,375  58.8%   3,451  29.5%    2,310  31.3%
  Latin America        6,114    4,965  23.1%   1,719  28.1%    1,451  29.2%
 Other                 3,205    2,180  47.0%     836  26.1%      564  25.9%
 Corporate                -        -           (771)           (483)
                    --------  -------        -------         -------
Total               $120,106  $95,564  25.7% $31,633  26.3%  $25,668  26.9%
                    ========  =======        =======         =======





North American, European and Asia / Pacific sales growth in the quarter and year-to-date results reflect the growth in each of the Company's strategic business units, led by demand for Wireless products. Asia Pacific sales increased an adjusted 71.0% in the first quarter, primarily benefiting from growth in the sale of Wireless and Industrial products. North America sales increased an adjusted 34.1% mainly from sale of Wireless products. Latin American sales grew an adjusted 32.6% from the prior year's first quarter as a result of sales growth in both Medical and Security products. Sales in Europe were adversely affected by the decline in the euro relative to the U.S. dollar. The change in exchange rates reduced reported sales for Europe by approximately 11%.

                                      (11)

                      Management's Discussion and Analysis
                of Results of Operations and Financial Condition
                    Three-Month Period Ended August 31, 2000
                                   (Unaudited)




Selling, General, and Administrative Expenses

Selling, general and administrative expenses improved as a percentage of sales, declining to 18.6% from 20.5% in the first quarter, reflecting the strong sales growth and the Company's continued emphasis on its program to maximize operating efficiencies.

Interest and Other Expenses

Interest costs in fiscal 2001 increased 8.8% compared to fiscal 2000 due to higher interest rates on the Company's revolving credit debt and increased borrowing levels.

Net Results

Net income for the quarter was $4.7 million or $.32 per diluted share compared to $2.7 million or $.21 per share in the prior year.

Liquidity and Capital Resources

Cash used in operations was $8.2 million in the first quarter of fiscal 2001, compared to cash provided by operations of $2.6 million in the prior year period. The Company increased its investment in working capital by $15.7 million in the current year compared to a $1.9 million increase last year. Accounts receivable increased $7.1 million in 2001 and $2.9 million in 2000 reflecting the increase in sales from the prior year. Inventory turnover improved in the first quarter of fiscal 2001 to 2.88 from 2.43 a year ago as the Company continued its program to improve asset utilization. The increase in inventories of $9.2 million in fiscal 2001, primarily for product line expansion, compared to an increase of $560,000 in 2000. Accounts payable increased by $4.3 million in fiscal 2001 due to higher purchasing levels.

On July 28, 2000, the Company refinanced its revolving credit facility and Canadian credit agreement with an $85 million multi-currency revolving credit facility. The agreement matures in July 2004 and bears interest at applicable LIBOR rates plus a margin, varying with certain financial performance criteria. At initial funding, the margin was 150 basis points. In addition, the Company entered into certain interest rate swap arrangements for the term of the facility, fixing the interest rate on $33.9 million at an average rate of 8.3%.

The Company's loan agreements contain various financial and operating covenants which set benchmark levels for tangible net worth, debt / tangible

                                      (12)

                      Management's Discussion and Analysis
                of Results of Operations and Financial Condition
                    Three-Month Period Ended August 31, 2000
                                   (Unaudited)


net worth ratio and annual debt service coverage. The Company was in compliance with these covenants at August 31, 2000.

Cash reserves, investments, funds from operations and credit lines are expected to be adequate to meet the operational needs and future dividends of the Company. The policy regarding payment of dividends is reviewed periodically by the Board of Directors in light of the Company's operating needs and capital structure.

Euro Currency Conversion

On January 1, 1999, eleven member countries of the European Union began conversion to a common currency, the Euro. From January 1, 1999 until January 1, 2002, companies operating in Europe must be able to process business transactions either in legacy currencies or in Euros. After January 1, 2002, all transactions will be processed only in Euros.

The Company has modified its transaction processing systems to accommodate the Euro and dual currency processing requirements without significant additional costs. While the exact impact on pricing is indeterminable, the Company believes that since most of its pricing is based on U.S. dollar costs, the effect of conversion to the Euro has not been significant.

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

                                      (13)

                      Management's Discussion and Analysis
                of Results of Operations and Financial Condition
                    Three-Month Period Ended August 31, 2000
                                   (Unaudited)


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

                                       (14)

PART II -- OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS
No material developments have occurred in the matters reported under the category "Legal Proceedings" in the Registrant's Report on Form 10-K for the fiscal year ended May 31, 2000.

ITEM 2.     CHANGES IN SECURITIES
            None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
            None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
            At the Annual Meeting of Stockholders held October 3, 2000, the management slate of directors ran unopposed and was elected.

ITEM 5.     OTHER INFORMATION
            None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

10(a)       Amended and Restated Loan Agreement dated as of July 1, 2000   E
            among Richardson Electronics, Ltd., various lending institutions, and American National Bank and Trust Company of Chicago, as Agent.

10(b)       Revolving Credit Agreement dated as of July 1, 2000 by and     E
            among various Richardson Electronics, Ltd. subsidiaries, various lending institutions, and BankOne, N.A. London
            Branch, as Euro Funding Agent, and Bank One Canada, as
            Funding Agent, and American National Bank and Trust Company of Chicago, as Administrative Agent.

10(c)       Japanese Yen Credit Facility granted by BankOne, NA,           E
            Tokyo Branch to Richardson Electronics KK and guarantee by Richardson Electronics, Ltd.

                                      (15)

PART II -- OTHER INFORMATION


10(d)       Singapore Dollar Credit Facility granted by BankOne, NA,       E
            Singpore Branch to Richardson Electronics Pte Ltd. And guarantee by Richardson Electronics, Ltd.

10(e)       Interest Rate Swap Agreement dated as of June 16, 1998         E
            between Richardson Electronics, Ltd. and American National
            Bank and Trust Company of Chicago. Similar Interest Rate
            Swap Agreements dated as of July 14, 2000 were entered into by Burtek Systems, Inc., Richardson Electronics, Canada, Ltd., RESA snc and Richardson Electronics (Europe)Ltd.

27          Financial data schedule                                       E

(b)         Reports on Form 8-K  -  None

                                     (16)

PART II -- OTHER INFORMATION


                              SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                 RICHARDSON ELECTRONICS, LTD.

Date     October  13, 2000               By   \s\ William J. Garry
                                              William J. Garry
                                              Senior Vice President and
                                              Chief Financial Officer

PART II -- OTHER INFORMATION

                                       (17)