Form 10-Q
period 2000-11-30
RICHARDSON ELECTRONICS LTD/DE
filed 2001-01-12
CIK 355948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended		November 30, 2000
_______________________________________________________________________

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from		____________________________		to	__________________________________

Commission file number		0-12906
____________________

RICHARDSON ELECTRONICS, LTD.
____________________________________________________________________________________________________________
(Exact name of registrant as specified in its charter)

Delaware				36-2096643
____________________________________________________________________________________________________________
(State of incorporation or organization)				(I.R.S. Employer Identification No.)

40W267 Keslinger Road, PO Box 393, LaFox, Illinois 60147
____________________________________________________________________________________________________________
(Address of principal executive offices and zip code)

(630) 208-2200
____________________________________________________________________________________________________________
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sec-
tions 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.					Yes	(X)	No	( )

As of January 10, 2001, there were outstanding 10,149,647 shares of Common Stock, $.05 par value, and 3,231,562 shares of Class B Common Stock, $.05 par value, which are convertible into Common
Stock on a share-for-share basis.

This Quarterly Report on Form 10-Q contains 17 pages. An exhibit index is at page 17.

(1)

Richardson Electronics, Ltd. and Subsidiaries
Form 10-Q
For the Three- and Six-Month Periods Ended November 30, 2000 and 1999

INDEX

Page
__________
PART I - FINANCIAL INFORMATION

Consolidated Condensed Balance Sheets	3

Consolidated Condensed Income Statements	4

Consolidated Condensed Statements of Cash Flows	5

Notes to Consolidated Condensed Financial Statements	6

Management's Discussion and Analysis of Results
of Operations and Financial Condition	11

PART II - OTHER INFORMATION	17

(2)

Richardson Electronics, Ltd. and Subsidiaries
Consolidated Condensed Balance Sheets
(in thousands)

	November 30	May 31
	2000	2000
	_______________	________________
	(Unaudited)
ASSETS
Current assets:
Cash and equivalents	$ 17,370	$ 11,832
Receivables, less allowance of $3,204 and $2,991	95,238	77,821
Inventories	138,194	119,224
Other	14,078	13,346
	_______________	________________

Total current assets
	264,880	222,223
Property, plant and equipment	68,304	64,091
Less accumulated depreciation	(40,708)	(38,240)
	_______________	________________
Property, plant and equipment, net	27,596	25,851
Other assets	16,893	16,851
	_______________	________________
Total assets	$ 309,369	$ 264,925
	===============	===============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$ 40,970	$ 30,882
Accrued expenses	16,460	14,452
Notes payable and current portion of long-term debt	1,694	2,619
	_______________	________________

Total current liabilities
	59,124	47,953
Long-term debt, less current portion	140,722	117,643
Deferred income taxes	5,255	5,336
Stockholders' equity:
Common stock, $.05 par value; issued 11,884 at
November 30, 2000 and 11,670 at May 31, 2000	594	583
Class B common stock, convertible, $.05 par value; issued
3,232 at November 30, 2000 and at May 31, 2000	162	162
Additional paid-in capital	88,280	84,514
Common stock in treasury, at cost; 1,738 shares at
November 30, 2000 and 1,915 at May 31, 2000	(10,233)	(11,045)
Retained earnings	43,016	34,184
Foreign currency translation adjustment	(17,551)	(14,405)
	_______________	________________

Total stockholders' equity
	104,268	93,993
	_______________	________________
Total liabilities and stockholders' equity	$ 309,369	$ 264,925
	===============	===============

See notes to consolidated condensed financial statements.

(3)

Richardson Electronics, Ltd. and Subsidiaries
Consolidated Condensed Income Statements
For the Three- and Six- Month Periods Ended November 30, 2000 and 1999
(unaudited) (in thousands, except per share amounts)

	Three Months		Six Months
	______________________________		______________________________
	2000	1999	2000	1999
	_____________	_____________	_____________	_____________
Net sales	$ 131,079	$ 97,578	$ 251,185	$ 193,142
Cost of products sold	96,918	71,017	185,391	140,913
	___________	___________	___________	___________
Gross margin	34,161	26,561	65,794	52,229
Selling, general and administrative
Expenses	23,730	20,042	46,024	39,629
	___________	___________	___________	___________
Operating income	10,431	6,519	19,770	12,600
Other (income) expense:
Interest expense	2,649	2,167	5,124	4,442
Investment income	(66)	(290)	(108)	(417)
Other, net	(4)	(17)	22	65
	___________	___________	___________	___________
	2,579	1,860	5,038	4,090
	___________	___________	___________	___________
Income before income taxes	7,852	4,659	14,732	8,510
Income taxes	2,660	1,390	4,860	2,540
	___________	___________	___________	___________
Net income	$ 5,192	$ 3,269	$ 9,872	$ 5,970
	============	============	============	============
Net income per share - basic:
Net income per share	$ .39	$ .26	$ .74	$ .47
	============	============	============	============
Average shares outstanding	13,364	12,647	13,282	12,635
	============	============	============	============
Net income per share - diluted:
Net income per share	$ .34	$ .26	$ .66	$ .47
	============	============	============	============
Average shares outstanding	17,631	12,759	17,580	12,722
	============	============	============	============
Dividends per common share	$ .04	$ .04	$ .08	$ .08
	============	============	============	============
Comprehensive income:
Net income	$ 5,192	$ 3,269	$ 9,872	$ 5,970
Foreign currency translation	(2,227)	(1,386)	(3,146)	(388)
	___________	___________	___________	___________
Comprehensive income	$ 2,965	$ 1,883	$ 6,726	$ 5,582
	============	============	============	============

See notes to consolidated condensed financial statements.

	(4)

Richardson Electronics, Ltd. and Subsidiaries
Consolidated Condensed Statements of Cash Flows
For the Six-Month Periods Ended November 30, 2000 and 1999
(unaudited) (in thousands)

	2000	1999
	___________	___________
Operating Activities:
Net income	$ 9,872	$ 5,970

Non-cash charges to income:
Depreciation	2,740	2,317
Amortization of intangibles and financing costs	500	378
Deferred income taxes	(242)	1,329
Contribution to employee stock ownership plan	1,310	-
	___________	___________
Total non-cash charges	4,308	4,024
	___________	___________
Changes in working capital, net of effects of
currency translation and business acquisitions:
Accounts receivable	(18,638)	(8,487)
Inventories	(20,574)	(1,459)
Other current assets	(668)	875
Accounts payable	9,640	3,931
Other liabilities	1,569	2,706
	___________	___________
Net changes in working capital	(28,671)	(2,434)
	___________	___________
Net cash (used in) provided by
operating activities	(14,491)	7,560
	___________	___________
Financing Activities:
Proceeds from borrowings	35,855	4,077
Payments on debt	(12,535)	(6,362)
Proceeds from stock issuance	3,278	360
Cash dividends	(1,039)	(967)
	___________	___________
Net cash provided by (used in)
financing activities	25,559	(2,892)
	___________	___________

Investing Activities:
Capital expenditures	(4,621)	(3,433)
Business acquisitions	(1,997)	(655)
Investments, notes receivable and other	1,088	(1,080)
	___________	___________
Net cash used in investing activities	(5,530)	(5,168)
	___________	___________
Increase (decrease) in cash and equivalents	5,538	(500)

Cash and equivalents at beginning of year	11,832	12,569
	___________	___________

Cash and equivalents at end of period	$ 17,370	$ 12,069
	===========	===========

See notes to consolidated condensed financial statements.

(5)

Richardson Electronics, Ltd. and Subsidiaries
Notes to Consolidated Condensed Financial Statements
Three- and Six-Month Periods Ended November 30, 2000 and 1999
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

The Statements are presented for the second quarter and first six months of fiscal 2001 (periods ended November 30, 2000) compared to second quarter and first six months of fiscal 2000 (periods ended November 30, 1999). The Company accounts for its results of operations on a 52/53 week period ending on the Saturday nearest May 31 each year. Results for the first six months include 26 weeks in fiscal 2001 and 27 weeks in fiscal 2000. Results for the second quarter include 13 weeks in both years.

Note B -- Income Taxes

The income tax provisions for the six-month periods ended November 30, 2000 and November 30, 1999 are based on the estimated annual effective tax rates of 33% and 30%, respectively. The effective rate is less than the U.S. federal statutory rate of 34% due to U.S. foreign sales corporation tax benefits and utilization of previously unrecognized foreign net operating loss carryforwards, partially offset by state income taxes. The effective tax rate in fiscal 2001 is higher than in fiscal 2000 because the U.S. Federal statutory rate increases from 34% to 35% on pretax income levels above $10 million and, additionally, tax benefits become proportionately less as pre-tax income increases.

In the first quarter of fiscal 2001, the annual effective tax rate was estimated to be 32%. The reported tax rate for the second quarter of fiscal 2001 of 34% was necessary to arrive at a six-month rate equal to the estimated annual effective rate of 33%.

Note C -- Calculation of Earnings per Share

Basic earnings per share is calculated by dividing net income by the weighted average number of Common and Class B Common shares outstanding.

(6)

Diluted earnings per share is calculated by dividing net income (adjusted for interest savings, net of tax, on assumed bond conversions) by the actual shares outstanding and share equivalents that would arise from the exercise of stock options and the assumed conversion of convertible bonds. Out-of-the-money (exercise price higher than market price) stock options are excluded from the calculation because they are anti-dilutive. The Company's 8 1/4% and 7 1/4% convertible debentures are excluded from the calculation in fiscal 2000 as assumed conversion would be anti-dilutive. The per share amounts presented in the Consolidated Condensed Income Statement are based on the following amounts:
	Second Quarter		Six Months
	______________________		______________________
	FY 2001	FY 2000	FY 2001	FY 2000
	________	________	________	________
Numerator for basic EPS:
Net income	$ 5,192	$ 3,269	$ 9,872	$ 5,970
	========	========	========	========
Denominator for basic EPS:
Shares outstanding, June 1	12,987	12,623	12,987	12,623
Additional shares issued	377	24	295	12
	________	________	________	________
Average shares outstanding	13,364	12,647	13,282	12,635
	========	========	========	========
Numerator for diluted EPS:
Net income	$ 5,192	$ 3,269	$ 9,872	$ 5,970
Interest savings, net of tax, on
assumed conversion of bonds	865	-	1,730	-
	________	________	________	________
Adjusted net income	$ 6,057	$ 3,269	$ 11,602	$ 5,970
	========	========	========	========
Denominator for diluted EPS:
Average shares outstanding	13,364	12,647	13,282	12,635
Effect of dilutive stock options	587	112	618	87
Assumed conversion of bonds	3,680	-	3,680	-
	________	________	________	________
Average shares outstanding	17,631	12,759	17,580	12,722
	========	========	========	========

Note D -- Industry and Market Information

The Company completed the reorganization of its marketing and sales structure into five strategic business units (SBU's) in the fourth quarter of fiscal 2000. Historical data for fiscal 2000 has been restated to conform to the new organizational structure. The new units are: RF & Wireless Communications Group (Wireless), Industrial Power Group (Industrial), Medical Systems Group (Medical), Security Systems Division (Security) and Display Systems Group (Display).

Wireless serves the rapidly expanding wireless voice and data telecommunications industry and radio and television broadcast industry. Industrial serves a broad range of customers including the steel, automotive, textile, plastics, semiconductor, marine and avionics industries.

(7)

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

Accounts receivable, inventory, goodwill and certain notes receivable are identified by SBU. Cash, net property and other assets are not identifiable by SBU. Accordingly, depreciation, amortization expense and financing costs are not identifiable by SBU. Operating results for the three- and six-month periods ended November 30, 2000 and November 30, 1999 and identifiable assets as of the end of the respective periods by SBU are summarized in the following tables (in thousands):
Second Quarter	Sales	Margin	Contribution	Assets
	______________	______________	______________	______________
FY 2001
Wireless	$ 63,899	$ 16,950	$ 11,540	$ 115,716
Industrial	23,296	8,184	6,742	44,538
Medical	10,361	2,289	1,274	26,909
Security	21,979	5,102	1,787	35,443
Display	11,544	2,725	1,508	21,983
	___________	___________	___________	___________
Total	$ 131,079	$ 35,250	$ 22,851	$ 244,589
	===========	===========	===========	===========

FY 2000
Wireless	$ 34,984	$ 9,594	$ 6,273	$ 77,862
Industrial	21,296	7,557	5,765	41,202
Medical	10,328	2,062	1,148	24,571
Security	21,193	5,026	1,784	31,720
Display	9,777	2,590	1,488	22,515
	___________	___________	___________	___________
Total	$ 97,578	$ 26,829	$ 16,458	$ 197,870
	===========	===========	===========	===========
		(8)

Six months	Sales	Margin	Contribution	Assets
	______________	______________	______________	______________
FY 2001
Wireless	$ 121,005	$ 32,002	$ 21,915	$ 115,716
Industrial	45,827	16,178	13,349	44,538
Medical	20,257	4,496	2,589	26,909
Security	42,644	9,909	4,027	35,443
Display	21,452	5,069	2,616	21,983
	___________	___________	___________	___________
Total	$ 251,185	$ 67,654	$ 44,496	$ 244,589
	===========	===========	===========	===========

FY 2000
Wireless	$ 66,365	$ 18,047	$ 11,588	$ 77,862
Industrial	42,410	15,139	11,645	41,202
Medical	20,744	4,020	2,212	24,571
Security	41,799	9,907	4,265	31,720
Display	21,824	5,867	3,616	22,515
	___________	___________	___________	___________
Total	$ 193,142	$ 52,980	$ 33,326	$ 197,870
	===========	===========	===========	===========

Reconciliations of gross margin, direct operating contribution and assets to the relevant consolidated amounts follow. (Other assets includes miscellaneous receivables, manufacturing inventories and sundry assets.) (in thousands):
	Second Quarter		Six Months
	_______________________		_______________________
	FY 2001	FY 2000	FY2001	FY2000
	__________	__________	__________	__________
Gross margin - segments total	$ 35,250	$ 26,829	$ 67,654	$ 52,980
Manufacturing variances and other costs	(1,089)	(268)	(1,860)	(751)
	__________	__________	__________	__________
Gross margin	$ 34,161	$ 26,561	$ 65,794	$ 52,229
	==========	==========	==========	==========
Segment profit contribution	$ 22,851	$ 16,458	$ 44,496	$ 33,326
Manufacturing variances and other costs	(1,089)	(268)	(1,860)	(751)
Regional selling expenses	(7,668)	(6,651)	(11,714)	(10,053)
Administrative expenses	(3,831)	(3,061)	(11,320)	(9,963)
	__________	__________	__________	__________
Operating income	$ 10,263	$ 6,478	$ 19,602	$ 12,559
	==========	==========	==========	==========
Segment assets	$ 244,589	$ 197,870
Cash and equivalents	17,370	12,069
Other current assets	15,034	8,450
Net property	27,596	24,057
Other assets	4,780	3,672
	__________	__________
Total assets	$ 309,369	$ 246,118
	==========	==========

The Company sells its products to companies in a wide range of industries and performs periodic credit evaluations of its customers' financial condition.

(9)

Terms are generally on open account, payable net 30 days in North America and Latin America, and vary throughout Europe and the Far East. Estimates of credit losses are recorded in the financial statements based on periodic reviews of outstanding accounts.

Note E -- Derivative Financial Instruments

The Company is exposed to potential changes in interest rates under its revolving credit agreements. The Company uses interest rate swap agreements to manage its exposure to interest rate changes.

In June 1998, the FASB issued statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by FASB Statements Nos. 137 and 138. The Company is required to adopt this statement on June 1, 2001. The Company does not expect adoption of this statement to have a significant impact on its financial position or results of operations.

(10)

Richardson Electronics, Ltd. and Subsidiaries
Management's Discussion and Analysis
Of Results of Operations and Financial Condition
Three- and Six-Month Periods Ended November 30, 2000 and 1999
(Unaudited)

Results of Operations

Sales and Gross Margin

Net sales for the second quarter of fiscal 2001 were $131.1 million, the Company's seventh consecutive record quarter. Sales increased 34.3% over last year's second quarter of $97.6 million. Sales for the six-month period were $251.2 million, an increase of 30.1%. Sales, percentage change from the prior year, gross margins and gross margin percent of sales by SBU are summarized in the following table. Gross margins for each SBU include provisions for returns and overstock. Provisions for LIFO, manufacturing charges and other costs are included under the caption "Corporate" (in thousands).

	Sales			Gross Margin
	_________________________________			_____________________________________________
			%		GM% of		GM% of
	FY 2001	FY 2000	Change	FY 2001	Sales	FY 2000	Sales
	_________	_________	_______	_________	________	_________	________
Second Quarter
Wireless	$ 63,899	$ 34,984	82.7%	$ 16,950	26.5%	$ 9,594	27.4%
Industrial	23,296	21,296	9.4%	8,184	35.1%	7,557	35.5%
Medical	10,361	10,328	0.3%	2,289	22.1%	2,062	20.0%
Security	21,979	21,193	3.7%	5,102	23.2%	5,026	23.7%
Display	11,544	9,777	18.1%	2,725	23.6%	2,590	26.5%
Corporate	-	-		(1,089)		(268)
	_________	_________		_________		_________
Total	$ 131,079	$ 97,578	34.3%	$ 34,161	26.1%	$ 26,561	27.2%
	=========	========		========		=========

Six Months
Wireless	$ 121,005	$ 66,365	82.3%	$ 32,002	26.4%	$ 18,047	27.2%
Industrial	45,827	42,410	8.1%	16,178	35.3%	15,139	35.7%
Medical	20,257	20,744	-2.3%	4,496	22.2%	4,020	19.4%
Security	42,644	41,799	2.0%	9,909	23.2%	9,907	23.7%
Display	21,452	21,824	-1.7%	5,069	23.6%	5,867	26.9%
Corporate	-	-		(1,860)		(751)
	_________	_________		_________		_________
Total	$ 251,185	$193,142	30.1%	$ 65,794	26.2%	$ 52,229	27.0%
	=========	========		========		=========

Wireless' second quarter sales increased 82.7% from fiscal 2000 levels, based upon increased demand for RF / microwave components to support the expansion of the cellular infrastructure and deliveries under a telematics contract for an original equipment manufacturer. Telematics is a new technology used in automobiles for all types of wireless communications. The gross margin rate for Wireless declined to 26.5% from 27.4% last year, primarily due to several large volume contracts at lower margins. Sales levels and gross margin rates for the six-month periods reflect similar trends as the quarter results.
(11)

Industrial's second quarter sales increased 9.4%, primarily in microwave generators and DC power component products. Sales levels and gross margin rates for the six-month periods reflect similar trends as the quarter results.

Sales of the Medical SBU in fiscal 2001 were comparable to the prior year's second quarter. Sales of high resolution monitors increased 67.9% to $7.6 million, offset by declines in sales of x-ray tubes, image intensifiers and medical logistics services. Gross margins increased to 22.1% of sales in fiscal 2001 compared to 20.0% in the second quarter of fiscal 2000. The margin improvement reflects better operating efficiencies in tube reloading and lower customer return levels. Certain low-margin sales contracts also affected fiscal 2000 margins. The six-month results reflect the same sales and margin trends, but gains in monitor sales did not fully offset the decline in other sales.

Security sales increased by 3.7% for the second quarter 2001 from fiscal 2000 levels. Gross margins declined slightly to 23.2% from 23.7%. The six-month results reflect the same sales and margin trends.

Second quarter sales for Display increased 18.1% in fiscal 2001 from 2000 levels, reflecting several large contract sales (ranging from $240,000 to over $1.0 million). Gross margins declined to 23.6% from 26.5% as the large contract sales were at lower margin rates. The gross margin rate is also affected by a shift in sales from high-margin CRT's to monitors and integrated systems. Sales for the six-month period were 1.7% below the prior year, as the first quarter of fiscal 2000 included two contracts which aggregated $4.8 million. Prospects for the balance of the current year are expected to offset the effect of these contracts on full year comparisons. Gross margins as a percent of sales decreased to 23.6% in fiscal 2001 from 26.9% in fiscal 2000, reflecting the shift in product mix from CRT's to monitors.

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
(12)

	Sales			Gross Margin
	__________________________________			______________________________________________
			%		GM% of		GM% of
	FY 2001	FY 2000	Change	FY 2001	Sales	FY 2000	Sales
	___________	_________	________	__________	_________	_________	________
Second Quarter
North America	$ 82,674	$ 63,713	29.8%	$ 20,858	25.2%	$ 16,351	25.7%
Europe	24,092	18,950	27.1%	7,248	30.1%	5,802	30.6%
Asia / Pacific	13,642	8,206	66.2%	4,285	31.4%	2,871	35.0%
Latin America	6,845	4,635	47.7%	1,838	26.9%	1,282	27.7%
Other	3,826	2,074	84.5%	1,021	26.7%	523	25.2%
Corporate	-	-		(1,089)		(268)
	__________	________		_________		________
Total	$ 131,079	$ 97,578	34.3%	$ 34,161	26.1%	$ 26,561	27.2%
	==========	========		=========		========

Six Months
North America	$ 160,621	$126,307	27.2%	$ 41,298	25.7%	$ 32,610	25.8%
Europe	45,222	37,400	20.9%	13,206	29.2%	11,369	30.4%
Asia / Pacific	25,352	15,581	62.7%	7,736	30.5%	5,181	33.3%
Latin America	12,959	9,600	35.0%	3,557	27.4%	2,733	28.5%
Other	7,031	4,254	65.3%	1,857	26.4%	1,087	25.6%
Corporate	-	-		(1,860)		(751)
	__________	________		_________		________
Total	$ 251,185	$193,142	30.1%	$ 65,794	26.2%	$ 52,229	27.0%
	==========	========		=========		========

North American sales growth of 29.8% in the second quarter and 27.2% year to date reflect growth in all of the Company's strategic business units, led by demand for Wireless products. European sales gains of 27.1% for the quarter and 20.9% year to date are due to Wireless sales growth. Period to period sales comparisons in Europe were adversely affected by the decline in the euro relative to the U.S. dollar. The change in exchange rates reduced reported sales for Europe by approximately 15% for year to date comparative purposes.

Asia Pacific sales increased by 66.2% in the second quarter and 62.7% year to date, primarily benefiting from growth in the sale of Wireless products. Latin American sales grew 47.7% for the quarter and 35.0% year to date, benefitting primarily from broadcast equipment sales by the Wireless group and growth in both Security and Medical product sales.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses improved as a percentage of sales, declining to 18.1% in the second quarter of fiscal 2001 from 20.5% in the same period last year, reflecting the strong sales growth and the Company's continued emphasis on its program to maximize operating efficiencies.

(13)

Interest and Other Expenses

Interest costs in the first half of fiscal 2001 increased 15.4% compared to fiscal 2000 due to higher interest rates on the Company's revolving credit debt and increased borrowing levels.

Net Results

Net income for the second quarter was $5.2 million or $.34 per diluted share, compared to $3.3 million or $.26 per share in the prior year. Net income for the six-month period was $9.9 million, or $.66 per diluted share, compared to $6.0 million or $.47 per share in the prior year.

Liquidity and Capital Resources

Cash used in operations was $14.5 million in the first half of fiscal 2001, compared to cash provided by operations of $7.6 million in the prior year period. To fund the 30.1% increase in sales, the Company increased its investment in working capital by $28.7 million in the current year compared to a $2.4 million increase last year. While days sales outstanding were consistent in year to year comparisons at 58 days, accounts receivable increased $18.6 million in 2001 and $8.5 million in 2000, reflecting the growth in sales. Inventory turnover improved in the first half of fiscal 2001 to 3.00 from 2.68 a year ago as the Company continued its program to improve asset utilization. The increase in inventories of $20.6 million in fiscal 2001, primarily for product line expansion, compared to an increase of $1.5 million in 2000. Accounts payable increased by $9.6 million in fiscal 2001 due to higher purchasing levels.

On July 28, 2000, the Company refinanced its revolving credit facility and Canadian credit agreement with an $85 million multi-currency revolving credit facility. The agreement matures in July 2004 and bears interest at applicable LIBOR rates plus a margin, presently 150 basis points. In addition, the Company entered into certain interest rate swap arrangements for the term of the facility, fixing the interest rate on $33.9 million at an average rate of 8.3%.

The Company's loan agreements contain various financial and operating covenants which set benchmark levels for tangible net worth, debt / tangible net worth ratio and annual debt service coverage. The Company was in compliance with these covenants at November 30, 2000.

Cash reserves, investments, funds from operations and credit lines are expected to be adequate to meet the operational needs and future dividends of the Company. The policy regarding payment of dividends is reviewed periodically by the Board of Directors in light of the Company's operating needs and capital structure.
(14)

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
(15)

  Competitive pressures may increase or change through industry consolidation, entry of new competitors, marketing changes or otherwise. There can be no assurance that the Company will be able to continue to compete effectively with existing or potential competitors.

  Technological changes may affect the marketability of inventory on hand.

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

  The continued availability of financing on favorable terms can not be assured.
(16)

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
RICHARDSON ELECTRONICS, LTD.

Date	January 12, 2001	By	/S/	William J. Garry
	________________________		_____________________________________
William J. Garry
Senior Vice President and
Chief Financial Officer
(17)