Form 10-Q
period 2001-02-28
RICHARDSON ELECTRONICS LTD/DE
filed 2001-04-16
CIK 355948

<Table of Contents>

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended		February 28, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period ended		to

Commission file number	0-12906

RICHARDSON ELECTRONICS, LTD.

(Exact name of registrant as specified in its charter)

Delaware			36-2096643

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

As of April 11, 2001, there were outstanding 10,154,636 shares of Common Stock, $.05 par value, and 3,231,562 shares of Class B Common Stock, $.05 par value, which are convertible into Common
Stock on a share-for-share basis.

This Quarterly Report on Form 10-Q contains 17 pages. An exhibit index is at page 17.

(1)

Richardson Electronics, Ltd. and Subsidiaries
Form 10-Q
For the Three- and Nine-Month Periods
Ended February 28, 2001 and February 29, 2000

INDEX

Page

PART I - FINANCIAL INFORMATION

Consolidated Condensed Balance Sheets	3

Consolidated Condensed Income Statements	4

Consolidated Condensed Statements of Cash Flows	5

Notes to Consolidated Condensed Financial Statements	6

Management's Discussion and Analysis of Results
of Operations and Financial Condition	11

PART II - OTHER INFORMATION	17

(2)

Richardson Electronics, Ltd. and Subsidiaries
Consolidated Condensed Balance Sheets
(in thousands)

	February 28	May 31
	2001	2000

	(Unaudited)
ASSETS
Current assets:
Cash and equivalents	$ 15,882	$ 11,832
Receivables, less allowance of $3,141 and $2,991	97,199	77,821
Inventories	151,180	119,224
Other	16,419	13,346

Total current assets	280,680	222,223
Property, plant and equipment	70,114	64,091
Less accumulated depreciation	(42,207)	(38,240)

Property, plant and equipment, net	27,907	25,851

Other assets	22,167	16,851

Total assets	$ 330,754	$ 264,925

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 35,042	$ 30,882
Accrued expenses	16,619	14,452
Notes payable and current portion of long-term debt	409	2,619

Total current liabilities	52,070	47,953

Long-term debt, less current portion	159,568	117,643
Deferred income taxes and other noncurrent liabilities	10,328	5,336
Stockholders' equity:
Common stock, $.05 par value; issued 11,906 at

February 28, 2001 and 11,670 at May 31, 2000
	595	583
Class B common stock, convertible, $.05 par value; issued
3,232 at February 28, 2001 and at May 31, 2000	162	162
Additional paid-in capital	88,374	84,514
Common stock in treasury, at cost; 1,752 shares at
February 28, 2001 and 1,915 at May 31, 2000	(10,328)	(11,045)
Retained earnings	46,667	34,184
Foreign currency translation adjustment	(16,682)	(14,405)

Total stockholders' equity	108,788	93,993

Total liabilities and stockholders' equity	$ 330,754	$ 264,925

See notes to consolidated condensed financial statements.
(3)

Richardson Electronics, Ltd. and Subsidiaries
Consolidated Condensed Income Statements
For the Three- and Nine-Month Periods
Ended February 28, 2001 and February 29, 2000
(unaudited) (in thousands, except per share amounts)

	Three Months		Nine Months

	2001	2000	2001	2000

Net sales	$ 125,472	$ 98,874	$ 376,657	$ 292,016
Cost of products sold	93,123	73,094	278,514	214,007

Gross margin	32,349	25,780	98,143	78,009
Selling, general and administrative
expenses	23,271	20,369	69,295	59,998

Operating income	9,078	5,411	28,848	18,011
Other (income) expense:
Interest expense	2,903	2,202	8,027	6,644
Investment income	(124)	(248)	(232)	(665)
Other, net	87	(131)	109	(66)

	2,866	1,823	7,904	5,913

Income before income taxes	6,212	3,588	20,944	12,098
Income taxes	2,040	1,060	6,900	3,600

Net income	$ 4,172	$ 2,528	$ 14,044	$ 8,498

Net income per share - basic:
Net income per share	$ .31	$ .20	$ 1.05	$ .67

Average shares outstanding	13,372	12,680	13,312	12,650

Net income per share - diluted:
Net income per share	$ .29	$ .20	$ .95	$ .67

Average shares outstanding	17,591	12,848	17,583	12,764

Dividends per common share	$ .04	$ .04	$ .12	$ .12

Comprehensive income:

Net income
	$ 4,172	$ 2,528	$ 14,044	$ 8,498
Foreign currency translation	869	(1,153)	(2,277)	(1,541)

Comprehensive income	$ 5,041	$ 1,375	$ 11,767	$ 6,957

See notes to consolidated condensed financial statements.
(4)

Richardson Electronics, Ltd. and Subsidiaries
Consolidated Condensed Statements of Cash Flows
For the Three- and Nine-Month Periods
Ended February 28, 2001 and February 29, 2000
(unaudited) (in thousands)

	2001	2000

Operating Activities:
Net income	$ 14,044	$ 8,498

Non-cash charges to income:
Depreciation	4,344	3,459
Amortization of intangibles and financing costs	634	557
Deferred income taxes	(53)	1,328
Contribution to employee stock ownership plan	1,310	-

Total non-cash charges	6,235	5,344

Changes in working capital, net of effects of
currency translation and business acquisitions:
Accounts receivable	(16,031)	(10,200)
Inventories	(31,324)	(7,154)
Other current assets	(2,801)	(161)
Accounts payable	1,884	10,730
Other liabilities	1,636	1,924

Net changes in working capital	(46,636)	(4,861)
Net cash (used in) provided by
operating activities	(26,357)	8,981

Financing Activities:
Proceeds from borrowings	53,881	7,077
Payments on debt	(13,084)	(6,618)
Proceeds from stock issuance	3,278	461
Cash dividends	(1,561)	(1,459)
Net cash provided by (used in)
financing activities	42,514	(539)

Investing Activities:
Capital expenditures	(6,329)	(5,140)
Business acquisitions	(7,166)	(920)
Investments, notes receivable and other	1,388	(1,056)

Net cash used in investing activities	(12,107)	(7,116)

Increase in cash and equivalents	4,050	1,326

Cash and equivalents at beginning of year	11,832	12,569

Cash and equivalents at end of period	$ 15,882	$ 13,895

See notes to consolidated condensed financial statements.
(5)

Richardson Electronics, Ltd. and Subsidiaries
Notes to Consolidated Condensed Financial Statements
Three- and Nine-Month Periods
Ended February 28, 2001 and February 29 , 2000
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

          The Statements are presented for the third quarter and first nine months of fiscal 2001 (periods ended February 28, 2001) compared to third quarter and first nine months of fiscal 2000 (periods ended February 29, 2000). The Company accounts for its results of operations on a 52/53 week period ending on the Saturday nearest May 31 each year. Results for the first nine months include 39 weeks in fiscal 2001 and 40 weeks in fiscal 2000. Results for the third quarter include 13 weeks in both years.

Note B -- Income Taxes

          The income tax provisions for the nine-month periods ended February 28, 2001 and February 29, 2000 are based on the estimated annual effective tax rates of 33% and 30%, respectively. The effective rate is less than the U.S. federal statutory rate of 34% due to U.S. foreign sales corporation tax benefits and utilization of previously unrecognized foreign net operating loss carryforwards, partially offset by state income taxes. The effective tax rate in fiscal 2001 is higher than in fiscal 2000 because the U.S. Federal statutory rate increases from 34% to 35% on pretax income levels above $10 million and, additionally, tax benefits become proportionately less as pre-tax income increases.

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
Three- and Nine-Month Periods
Ended February 28, 2001 and February 29 , 2000
(Unaudited)

The Company's 8 1/4% and 7 1/4% convertible debentures are excluded from the calculation in fiscal 2000 as assumed conversion would be anti-dilutive. The per share amounts presented in the Consolidated Condensed Income Statement are based on the following amounts:

	Third Quarter		Nine Months

	FY 2001	FY 2000	FY 2001	FY 2000

Numerator for basic EPS:
Net income	$ 4,172	$ 2,528	$ 14,044	$ 8,498

Denominator for basic EPS:
Beginning shares outstanding	13,378	12,674	12,987	12,623
Additional shares issued	7	6	329	27
Restricted shares cancelled	(13)	-	(4)	-

Average shares outstanding	13,372	12,680	13,312	12,650

Numerator for diluted EPS:
Net income	$ 4,172	$ 2,528	$ 14,044	$ 8,498
Interest savings, net of tax, on
assumed conversion of bonds	865	-	2,595	-

Adjusted net income	$ 5,037	$ 2,528	$ 16,639	$ 8,498

Denominator for diluted EPS:
Average shares outstanding	13,372	12,680	13,312	12,650
Effect of dilutive stock options	539	168	591	114
Assumed conversion of bonds	3,680	-	3,680	-

Average shares outstanding	17,591	12,848	17,583	12,764

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
Three- and Nine-Month Periods
Ended February 28, 2001 and February 29 , 2000
(Unaudited)

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

          Accounts receivable, inventory, goodwill and certain notes receivable are identified by SBU. Cash, net property and other assets are not identifiable by SBU. Accordingly, depreciation expense and financing costs are not identifiable by SBU. Operating results for the three- and nine-month periods ended February 28, 2001 and February 29, 2000 and identifiable assets as of the end of the respective periods by SBU are summarized in the following tables (in thousands):

Third Quarter	Sales	Margin	Contribution	Assets
FY 2001
Wireless	$ 64,450	$ 16,435	$ 11,175	$ 129,904
Industrial	21,230	7,256	5,721	48,144
Medical	9,684	2,084	837	26,369
Security	19,844	4,520	1,643	35,107
Display	10,264	2,425	1,118	22,275

Total	$ 125,472	$ 32,720	$ 20,494	$ 261,799

FY 2000
Wireless	$ 39,593	$ 10,150	$ 6,991	$ 82,494
Industrial	20,775	7,247	5,715	40,986
Medical	9,413	1,869	1,005	26,174
Security	20,550	4,795	1,867	33,799
Display	8,543	2,285	1,206	18,930

Total	$ 98,874	$ 26,346	$ 16,784	$ 202,383

(8)

Richardson Electronics, Ltd. and Subsidiaries
Notes to Consolidated Condensed Financial Statements
Three- and Nine-Month Periods
Ended February 28, 2001 and February 29 , 2000
(Unaudited)

Nine months	Sales	Margin	Contribution	Assets
FY 2001
Wireless	$ 185,455	$ 48,437	$ 33,090	$ 129,904
Industrial	67,057	23,434	19,070	48,144
Medical	29,941	6,580	3,426	26,369
Security	62,488	14,429	5,670	35,107
Display	31,716	7,494	3,734	22,275

Total	$ 376,657	$ 100,374	$ 64,990	$ 261,799

FY 2000
Wireless	$ 105,958	$ 28,197	$ 18,579	$ 82,494
Industrial	63,185	22,386	17,360	40,986
Medical	30,157	5,889	3,217	26,174
Security	62,349	14,702	6,132	33,799
Display	30,367	8,152	4,822	18,930

Total	$ 292,016	$ 79,326	$ 50,110	$ 202,383

          Reconciliations of gross margin, direct operating contribution and assets to the relevant consolidated amounts follow. (Other assets includes miscellaneous receivables, manufacturing inventories and sundry assets.) (in thousands):

	Third Quarter		Nine Months

	FY 2001	FY 2000	FY2001	FY2000

Gross margin - segments total	$ 32,720	$ 26,346	$ 100,374	$ 79,326
Manufacturing variances and other costs	(371)	(566)	(2,231)	(1,317)

Gross margin	$ 32,349	$ 25,780	$ 98,143	$ 78,009

Segment profit contribution	$ 20,494	$ 16,784	$ 64,990	$ 50,110
Manufacturing variances and other costs	(371)	(566)	(2,231)	(1,317)
Regional selling expenses	(4,107)	(3,504)	(12,378)	(10,276)
Administrative expenses	(6,938)	(7,303)	(21,533)	(20,506)

Operating income	$ 9,078	$ 5,411	$ 28,848	$ 18,011

Segment assets	$ 261,799	$ 202,383
Cash and equivalents	15,882	13,895
Other current assets	19,798	9,439
Net property	27,907	24,712
Other assets	5,368	4,974

Total assets	$ 330,754	$ 255,403

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
Three- and Nine-Month Periods
Ended February 28, 2001 and February 29 , 2000
(Unaudited)

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
Three- and Nine-Month Periods
Ended February 28, 2001 and February 29 , 2000
(Unaudited)

Results of Operations

Sales and Gross Margin

          Net sales for the third quarter of fiscal 2001 were $125.5 million. Sales increased 26.9% over last year's third quarter of $98.9 million. Sales for the nine-month period were $376.7 million, an increase of 29.0%. Sales, percentage change from the prior year, gross margins and gross margin percent of sales by SBU are summarized in the following table. Gross margins for each SBU include provisions for returns and overstock. Provisions for LIFO, manufacturing charges and other costs are included under the caption "Corporate" (in thousands).

	Sales			Gross Margin

			%		GM% of		GM% of
	FY 2001	FY2000	Change	FY2001	Sales	FY2000	Sales

Third Quarter
Wireless	$ 64,450	$ 39,593	62.8%	$16,435	25.5%	$10,150	25.6%
Industrial	21,230	20,775	2.2%	7,256	34.2%	7,247	34.9%
Medical	9,684	9,413	2.9%	2,084	21.5%	1,869	19.9%
Security	19,844	20,550	-3.4%	4,520	22.8%	4,795	23.3%
Display	10,264	8,543	20.1%	2,425	23.6%	2,285	26.7%
Corporate	-	-		(371)		(566)

Total	$ 125,472	$ 98,874	26.9%	$32,349	25.8%	$25,780	26.1%

Nine Months
Wireless	$ 85,455	$105,958	75.0%	$48,437	26.1%	$ 28,197	26.6%
Industrial	67,057	63,185	6.1%	23,434	34.9%	22,386	35.4%
Medical	29,941	30,157	-0.7%	6,580	22.0%	5,889	19.5%
Security	62,488	62,349	0.2%	14,429	23.1%	14,702	23.6%
Display	31,716	30,367	4.4%	7,494	23.6%	8,152	26.8%
Corporate	-	-		(2,231)		(1,317)

Total	$ 376,657	$ 292,016	29.0%	$ 98,143	26.1%	$ 78,009	26.7%

          Wireless' third quarter sales increased 62.8% from fiscal 2000 levels, based upon increased demand for RF / microwave components to support the expansion of the cellular infrastructure and deliveries under a telematics contract for an original equipment manufacturer. Telematics is a new technology used in automobiles for all types of wireless communications. The sales level for the nine-month period reflects similar trends as the quarter results. The gross margin rate declined slightly to 26.1% from 26.6%, reflecting a large sales contract at a lower margin rate.

          Sales growth for Industrial slowed to 2.2% in the third quarter as 41.0% growth in DC power semiconductors and passive components was offset by declines in electron tube sales.

(11)

Richardson Electronics, Ltd. and Subsidiaries
Management's Discussion and Analysis
of Results of Operations and Financial Condition
Three- and Nine-Month Periods
Ended February 28, 2001 and February 29 , 2000
(Unaudited)

The gross margin rate declined slightly to 34.2% from 34.9% due to product mix. Sales growth for the nine-month period was 6.1%, reflecting gains in DC power semiconductors and passive components (up 34.0%), silicon rectifiers (up 24.0%) and CW microwave generators (up 11.4%), offset by a 4.9% decline in electron tube sales.

          Sales of the Medical SBU in the third quarter increased 2.9% over the prior year as sales of high resolution monitors increased 106%, offset by declines of 18.4% in x-ray tubes and image intensifiers and 41.0% in medical logistics services. Gross margin increased to 21.5% of sales in fiscal 2001 compared to 19.9% in the third quarter of fiscal 2000. The margin improvement reflects better operating efficiencies in tube reloading and lower customer return levels. Certain low-margin sales contracts also affected fiscal 2000 margins. The nine-month results reflect the same sales and margin trends, but gains in monitor sales did not fully offset the decline in other sales.

          Security sales declined by 3.4% for the third quarter 2001 from fiscal 2000 levels. Gross margins declined slightly to 22.8% from 23.3%, reflecting competitive pressure. The nine-month sales results were essentially flat, with a trend in gross margins similar to the third quarter.

          Third quarter sales for Display increased 20.1% in fiscal 2001 from 2000 levels on strong growth in integrated dispay systems (up 198%) and monitors (up 42.1%), offset by a 24.3% decline in cathode ray tube (CRT) sales. Gross margins declined to 23.6% from 26.7% due to the shift in sales from CRT's to monitors and integrated systems. Sales for the nine-month period were 4.4% above the prior year, as the first half of fiscal 2000 included two contracts which aggregated $4.8 million. Gross margins trends for the nine-month period were similar to the third quarter.

          Sales, percentage change from the prior year, gross margins and gross margin percent of sales by geographic area are summarized in the following table. Prior year amounts have been restated to be comparable to the current year's classifications. The caption, "other", includes sales to export distributors and to countries where the Company does not have offices. Provisions for LIFO, manufacturing charges and other costs are included under the caption "Corporate" (in thousands).

(12)

Richardson Electronics, Ltd. and Subsidiaries
Management's Discussion and Analysis
of Results of Operations and Financial Condition
Three- and Nine-Month Periods
Ended February 28, 2001 and February 29 , 2000
(Unaudited)

	Sales			Gross Margin

			%		GM% of		GM% of
	FY 2001	FY2000	Change	FY2001	Sales	FY2000	Sales

Third Quarter
North America	$ 77,749	$ 65,034	19.6%	$ 19,808	25.5%	$ 16,714	25.7%
Europe	25,856	19,030	35.9%	7,111	27.5%	5,426	28.5%
Asia / Pacific	12,631	8,023	57.4%	3,234	25.6%	2,464	30.7%
Latin America	6,331	4,331	46.2%	1,759	27.8%	1,133	26.2%
Other	2,905	2,456	18.3%	808	27.8%	609	24.8%
Corporate	-	-		(371)		(566)

Total	$ 125,472	$ 98,874	26.9%	$ 32,349	25.8%	$ 25,780	26.1%

Nine Months

North America	$ 238,370	$ 191,341	24.6%	$ 61,106	25.6%	$ 49,324	25.8%
Europe	71,078	56,430	26.0%	20,317	28.6%	16,795	29.8%
Asia / Pacific	37,983	23,604	60.9%	10,970	28.9%	7,645	32.4%
Latin America	19,290	13,931	38.5%	5,316	27.6%	3,866	27.8%
Other	9,936	6,710	48.1%	2,665	26.8%	1,696	25.3%
Corporate	-	-		(2,231)		(1,317)

Total	$ 376,657	$ 292,016	29.0%	$ 98,143	26.1%	$ 78,009	26.7%

Fiscal 2000 historical data has been restated to conform to the fiscal 2001 reporting classifications.

          North American sales growth of 19.6% in the third quarter and 24.6% year-to-date reflect growth in all of the Company's strategic business units except Security, led by demand for Wireless products. European sales gains of 35.9% for the quarter and 26.0% year-to-date are due to Wireless sales growth. Period-to-period sales comparisons in Europe were adversely affected by the decline in the euro relative to the U.S. dollar. The change in exchange rates reduced reported sales for Europe by approximately 10% for year-to-date comparative purposes.

          Asia Pacific sales increased by 57.4% in the third quarter and 60.9% year-to-date, primarily benefiting from growth in the sale of Wireless products. Latin American sales grew 46.2% for the quarter and 38.5% year-to-date, benefitting primarily from broadcast equipment sales by the Wireless group and growth in both Security and Medical product sales.

Selling, General, and Administrative Expenses

          Selling, general and administrative expenses improved as a percentage of sales, declining to 18.5% in the third quarter of fiscal 2001 from 20.6% in the same period last year, reflecting the strong sales growth and the Company's continued emphasis on its program to maximize operating efficiencies.

(13)

Richardson Electronics, Ltd. and Subsidiaries
Management's Discussion and Analysis
of Results of Operations and Financial Condition
Three- and Nine-Month Periods
Ended February 28, 2001 and February 29 , 2000
(Unaudited)

Interest and Other Expenses

Interest costs in the first nine months of fiscal 2001 increased 20.8% compared to fiscal 2000 due to increased borrowing levels and higher interest rates on borrowings tied to LIBOR.

Net Results

          Net income for the third quarter was $4.2 million, up 65.0% over the prior year. Earnings per share, diluted, was $.29, an increase of 45.0%. Net income for the nine month period was $14.0 million, up 65.3% over the prior year. Earnings per share, diluted, was $.95, an increase of 41.8%. Growth in earnings per share was not equivalent to the gains in net income due to the inclusion of convertible debentures in fiscal 2001. The debentures were not included in the fiscal 2000 calculation of earnings per share because they were anti-dilutive.

Liquidity and Capital Resources

          Cash used in operations was $26.4 million in the first nine months of fiscal 2001, compared to cash provided by operations of $9.0 million in the prior year period. To fund the 29.0% increase in sales, the Company increased its investment in working capital by $46.6 million in the current year compared to a $4.9 million increase last year. While days sales outstanding were consistent in year-to-year comparisons at 59 days, accounts receivable increased $16.0 million in 2001 and $10.2 million in 2000, reflecting the growth in sales. Inventory turnover remained essentially constant in the first nine months of fiscal 2001. The increase in inventories of $31.3 million in fiscal 2001, primarily for product line expansion, compared to an increase of $7.2 million in 2000. Accounts payable increased by $1.9 million in fiscal 2001, compared to $10.7 million in fiscal 2000.

          On July 28, 2000, the Company refinanced its revolving credit facility and Canadian credit agreement with an $85 million multi-currency revolving credit facility. The facility was increased to $105 million in February, 2001. The agreement matures in July 2004 and bears interest at applicable LIBOR rates plus a margin, presently 150 basis points. In addition, the Company entered into certain interest rate swap arrangements for the term of the facility, fixing the interest rate on $33.9 million at an average rate of 8.3%.

          The Company's loan agreements contain various financial and operating covenants which set benchmark levels for tangible net worth, debt / tangible net worth ratio and annual debt service coverage. The Company was in compliance with these covenants at February 28, 2001.

(14)

Richardson Electronics, Ltd. and Subsidiaries
Management's Discussion and Analysis
of Results of Operations and Financial Condition
Three- and Nine-Month Periods
Ended February 28, 2001 and February 29 , 2000
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

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

          Investors should consider carefully the following risk factors, in addition to the other information included and incorporated by reference in this quarterly report on Form 10-Q. All statements other than statements of historical facts included in this report are statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. The words "expect," "estimate," "anticipate," "predict," "believe" and similar expressions and variations thereof are intended to identify forward-looking statements. Such statements appear in a number of places in this report and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations; (ii) the Company's financing plans; (iii) the Company's business and growth strategies, including potential acquisitions; and (iv) other plans and objectives for future operations. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties and that actual results may differ materially from those predicted in the forward-looking statements or which may be anticipated from historical results or trends. In addition to the information contained in the Company's other filings with the Securities and Exchange Commission, factors which could affect future performance include, among others, the following

Technological changes may affect the marketability of inventory on hand.

(15)

Richardson Electronics, Ltd. and Subsidiaries
Management's Discussion and Analysis
of Results of Operations and Financial Condition
Three- and Nine-Month Periods
Ended February 28, 2001 and February 29 , 2000
(Unaudited)

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

ITEM 2. CHANGES IN SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits - None
(b) Reports on Form 8-K - None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RICHARDSON ELECTRONICS, LTD.

Date	April 11 , 2001	By /S/ William J. Garry

William J. Garry
Senior Vice President and
Chief Financial Officer

(17)