Form 10-K
period 2001-05-31
RICHARDSON ELECTRONICS LTD/DE
filed 2001-08-29
CIK 355948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) For the fiscal year ended May 31, 2001 OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED) For the transition period from to _____________________ to _______________________
Commission File No. 0-12906
RICHARDSON ELECTRONICS, LTD. (Exact name of registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	36-2096643 (I.R.S. Employer Identification No.)
40W267 Keslinger Road, P.O. Box 393, LaFox, Illinois 60147-0393 (Address of principal executive offices)
Registrant's telephone number including area code:	(630) 208-2200
Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act:	Common Stock, $.05 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

As of August 20, 2001, there were outstanding 12,053,229 shares of Common Stock, $.05 par value, and 3,206,812 shares of Class B Common Stock, $.05 par value, which are convertible into Common Stock on a share for share basis, of the registrant and the aggregate market value of such shares, based on the reported last sale price of the Common Stock on such date, held by non-affiliates of the registrant was approximately $89,900,000.

Portions of the 2001 Annual Report to Stockholders of registrant for fiscal year ended May 31, 2001 are incorporated by reference in Parts I, II, and IV of this Report. Portions of the registrant's Proxy Statement dated September 4, 2001 for the Annual Meeting of Stockholders scheduled to be held October 16, 2001, which will be filed pursuant to Regulation 14(A), are incorporated by reference in Part III of this Report. Except as specifically incorporated herein by reference, the above mentioned Annual Report to Stockholders and Proxy Statement are not deemed filed as part of this report.

The exhibit index is located at pages 17 through 25.

PART I

Item 1. Business
Introduction and Business Strategy

Richardson Electronics, Ltd. is a specialized global provider of engineered solutions serving the RF and wireless communications, industrial power conversion, medical imaging, security and display systems markets. The Company provides "engineered solutions" to its customers through product manufacturing, systems integration, prototype design and assembly, testing and logistics. The Company's products include radio frequency ("RF") and microwave components, power semiconductors, electron tubes, microwave generators, data display monitors and electronic security products and systems. These products are used to control, switch or amplify electrical power or signals, or as display, recording or alarm devices in a variety of industrial, communication, security and medical imaging applications.

The Company's objective is to be the preeminent international supplier of niche electronic components to industrial and commercial users. To fulfill this objective, the Company employs the following basic strategies:

Capitalize on Engineering and Manufacturing Expertise. Richardson believes that its success is largely attributable to its core engineering and manufacturing competency and skill in identifying cost competitive solutions for its customers. Historically, the Company's primary business was the distribution and manufacture of electron tubes and it continues to be a major supplier of these products. Today, the Company outsources manufacturing requirements for products sold in volume, but retains its engineering and manufacturing expertise. Richardson uses this expertise to identify engineered solutions for customers' applications, not only in electron tube technology but also in each product area in which it specializes. Approximately 50% of the Company's sales are derived from products the Company electronically or physically modifies or sells under its own brand names.

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

Leverage Customer Base. The Company strives to grow by offering new products to its existing customer base. The Company has followed the migration of its customers from electron tubes to newer technologies, primarily semiconductors. Sales of products other than electron tubes represented 81.4% of sales in the year ended May 31, 2001, compared to 55.2 % five years ago.

Maintain Superior Customer Service. The Company maintains more than 300,000 part numbers in its inventory database. More than 80% of all orders received by 6:00 p.m. are shipped complete the same day.

Provide Global Service. Richardson has kept pace with the globalization of the electronics industry and addresses the growing demands in lesser developed countries for modern business and industrial equipment, related parts, service and technical assistance. Today, the Company's operations are worldwide in scope through 68 sales offices, including 44 located outside of the United States. The Company has offices in 24 countries and authorized representatives in an additional 19 countries. In fiscal 2001, 48.8% of sales were to customers based outside of the United States. As Richardson continues to extend its geographic reach, the Company works with its vendors to include new geographies in its franchise agreements. In addition, Richardson's global presence is a competitive advantage and growth opportunity since many of its multinational customers prefer local support.

Maintain State-of-the-Art Information Systems. Through a global information systems network, all offices have realtime access to the Company's database including customer information, product cross-referencing, market analysis, stock availability and quotation activity. Customers have online access to product information and purchasing capability via Richardson's web site, www.rell.com. The Company offers electronic data interchange to those customers requiring this service. All systems are available on a seven day, 24 hour schedule ("7/24"). The Company is committed to continually improve its technology, simultaneously improving efficiencies in asset utilization and reducing operating expenses as a percent of sales.

Growth Strategy

Richardson's long range plan for growth and profit maximization is defined in three broad categories, discussed in the following paragraphs:

Internal Growth. The Company believes that, in most circumstances, internal growth provides the best means of expanding its business. Both geographic and product line expansion have and will continue to be employed. In many instances, Richardson's original product line, electron tubes, provides the foundation for establishing new customer relationships, particularly in developing countries where older technologies are still predominately employed. From that base, the Company can identify and capitalize on new market opportunities for its other products. Over the last five years the Company has increased the number of sales offices to 68 to support its new business development efforts.

Expansion of the Company's product offerings is an ongoing program. Of particular note, the following areas have, in recent years, generated significant sales gains: amplifiers, transmitters and pallets for wireless communication: microwave generators; medical imaging components; flat panel displays and monitors; and digital CCTV security systems.

Continuous Operational Improvement. During the last five years, the Company embarked on a vigorous program to improve operating efficiencies and asset utilization. Incentive programs were revised to heighten Richardson managers' commitment to these goals. As a result, selling, general and administrative expenses as a percent of sales were reduced from 24.3% in fiscal 1997 to 18.8% in 2001. Inventory turns improved from 1.9 to 2.8 over the same period. Additional programs are ongoing, including a significant investment in a full suite of enterprise resource planning modules scheduled for installation over the next year.

Acquisitions. The Company has a successful record of acquiring and integrating businesses. Since 1980, the Company has acquired 33 companies or significant product lines. The Company evaluates acquisition opportunities on an ongoing basis. The Company's acquisition criteria require that a target provide either (i) product line growth opportunities permitting Richardson to leverage its existing customer base, (ii) additional geographic coverage of Richardson's existing product offerings or, (iii) additional technical resources. In the last five years, the Company's acquisition pace has accelerated with the purchase of 15 businesses including, most significantly, Compucon (interconnect devices for RF applications - Wireless), TRL Engineering (amplifier pallet design and engineering - Wireless), Pixelink and Eternal Graphics (display systems integration - Display) and Burtek, Security Service International and Adler Video (security systems - Security), Celti (fiber optic communication - Wireless), and Aviv (design-in services for active and passive components - Wireless).

Strategic Business Units

The marketing, sales, product management and purchasing functions of Richardson are organized as strategic business units serving specific markets: RF & Wireless Communication Group ("Wireless"), Industrial Power Group ("Industrial"), Medical Systems Group ("Medical"), Security Systems Division ("Security") and Display Systems Group ("Display"). Common logistics, information systems, finance, legal, human resources and general administrative functions support the entire organization. These support organizations are highly centralized with most corporate functions located at the Company's administrative headquarters and principal stocking facility in LaFox, Illinois.

RF & Wireless Communications Group

The RF & Wireless Communications Group serves the global RF and wireless communications market and the radio and television broadcast industry, predominately for infrastructure applications. Our product and sales team of RF and wireless engineers and global design centers assists our customers with circuit design, selecting cost effective components, planning reliable and timely supply, prototype testing and assembly.

Long term growth in wireless applications is likely as the demand for all types of wireless communication gains in popularity. In addition to voice communication, the demand for high-speed data transmission will require major investments in both system upgrades and new systems to handle broader bandwidth.

Richardson supports these growth opportunities by becoming partners with many of the key RF and wireless component manufacturers. A key to our success in relationships with our existing vendors, and our success in attracting new vendors, is the visibility we give them to worldwide demand for their current products and products in development. Richardson's global information system includes programs that our sales force employ to forecast product demand by potential design opportunity based on dialog with our customers. This information is shared with our manufacturing partners to help them predict near and long-term demand and product life cycles. Richardson has global distribution agreements with such leading semiconductor suppliers as ANADIGICS, Ericsson, M/A-COM, Motorola and Stanford Microdevices. In addition, Richardson has partnerships with many niche RF and wireless suppliers to form the most comprehensive RF and wireless resource in the industry.

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

  Fiber Optics - components including laser diodes, photo detector, transamplifiers, and transceiver modules used in fiber optic communications for data communication and hybrid fiber coax and telecommunication markets.

  Broadcast Equipment - video products, camera tubes, klystrons, transmitters and accessories used for radio and television broadcasting.

Richardson participates in every RF and wireless application and market in the world, focused on infrastructure rather than consumer-driven subscriber applications. In the past year, we gained market share in RF and wireless applications used in industrial, broadcast, avionics and cellular markets through the expansion of our engineering sales organization, addition of new vendor franchises and acquisition of businesses operating in Israel and Latin America.

Industrial Power Group

Richardson serves a broad range of customers across many business sectors including the steel, automotive, textile, plastics, semiconductor and transportation industries. Our engineering skill and products are used in countless applications, such as motor speed controls, industrial heating, laser technology, semiconductor manufacturing equipment, radar and welding.

A reorganization from a product oriented to a market focused strategy was completed a year ago, forming the Industrial Product Group to serve the industrial market's need for both vacuum tube and solid-state technologies. Today, the Group supports both replacement products for systems using electron tubes and the design and assembly of new systems employing power semiconductors.

We are committed to a specialized strategy of providing engineered solutions for our customers. With our technical expertise and value-added capabilities, we offer the customer: design services, lower-cost product alternatives, complementary products, system integration, component modification and assembly. This broad array of services supports both OEM's and end-users.

Richardson is a leading systems integrator and supplier of components and assemblies for microwave equipment which is used in the manufacture of wafers. Wafers are essential in the production of semiconductors. In addition, the Group's products are employed in the manufacture of printed circuit boards. Designing our products into new OEM applications also increases the probability of our participation in after-market sales.

We represent the leading manufacturers of electronics used in industrial power applications. Among the suppiers we support are APT, Bussmann, Cornell-Dubilier, CPI, Ferraz, General Electric, Hitachi, Jennings, Nissei-Arcotronics, Ohmite, Powerex, Toshiba, Triton, United Chemi-Con, Varian, Wakefield and Westcode. In fiscal 2001, we expanded our product offering to include Tyco Electronics and Electronic Devices, Inc.

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

  High Voltage and Power Capacitors - devices used in industrial, avionics, medical and broadcast applications for filtering, high-current bypass, feed-through capacitance for harmonic attenuation, pulse shaping, grid and plate blocking, tuning of tank circuits, antenna coupling and energy discharge.

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

Geographically, our vacuum tube revenue base is spread broadly throughout the world, while solid-state sales are concentrated in North America. This imbalance represents an excellent opportunity to capitalize on our existing worldwide customer relationships and grow the industrial solid-state segment outside North America.

Medical Systems Group

Richardson serves the medical imaging market, providing system upgrades and integration services in addition to a wide range of diagnostic imaging components. Our team of medical imaging specialists and display product professionals support medical service dealers and hospital maintenance professionals throughout the world.

The Company's broad range of products cover applications for conventional, angiographic, cardiac catheterizations and computed tomography X-ray systems, as well as magnetic resonance imaging and ultrasound systems. Glassware products include X-ray tubes, medical imaging intensifiers and camera tubes. Other products include high-resolution color and monochrome displays, X-ray generators, cable assemblies and test equipment. We support our customers' requirements for imaging and display products from such well-known sources as Barco, Clinton, Comet, Dome Imaging, Dunlee, Image Systems, NEC, Philips-FIMI, Siemens, Thomson and Toshiba.

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

  High Resolution Displays - an integral component of Picture and Archiving Communications Systems ("PACS"), displays are used in diagnostic and non-diagnostic imaging to display the digital image generated from CT, MRI, radiography and other digital modalities.

We reload X-ray tubes and image intensifiers in Dallas, Texas, Richmond, Virginia and Amsterdam, Holland. Our Richmond facility also provides engineering expertise to customize medical imaging upgrades and to integrate various imaging components into packaged "sub-systems." Our reloaded X-ray tubes include Dunlee, GE, Philips, Shimatzu, Siemens and Toshiba products. Remanufactured or upgraded image intensifier systems include GE, Philips, Picker and Siemens equipment. All reloaded or remanufactured products meet or exceed manufacturers' specifications at a substantial cost savings to the customer.

Among Richardson's newest offerings is RELLmed, an integrated imaging solution that facilitates 100 percent compatibility between various imaging hardware components. RELLmed bundles fully configured computers, video controller cards and high-resolution display monitors into a single operating system that can be custom-designed to meet the customer's specific requirements.

Security Systems Division

Richardson is a full-line distributor of closed circuit television ("CCTV"), fire, burglary, access control, sound and communication products and accessories. We specialize in CCTV design-in support and have particular expertise in the industry's fastest growth area - applications employing digital technology. Security Systems has 23 worldwide stocking locations with 16 in North America, 4 in Europe and 3 in Latin America.

The Group serves its worldwide market through a direct sales force averaging more than ten years of experience, a 130 page catalog and an e-commerce enabled web site, www.cctvnet.com.

Security Systems supports its customer base with products from more than 100 manufacturers including such well-known names as Aiphone, Mitsubishi, Panasonic, Paradox, Pelco, Sanyo, and Sony. In addition, the Company carries its own private label brands, National Electronics and Capture.

The following is a description of SSD's major product groups:

  CCTV Products - Used in surveillance applications and for monitoring hazardous environments in the workplace. Products include: cameras, lenses, monitors, multiplexers, time lapse recorders, hard disk recorders, Internet-based video servers and associated accessories.

  Burglar and Fire Alarms and Access Control Products - Devices used to detect unauthorized access to an area or the presence of smoke or fire.

  Commercial Sound Systems - Sound reproduction components used in background music, paging and telephonic interconnect systems.

The security systems industry is moving to digital imaging technology. Richardson participates in this transition with new products under the National Electronics and Capture brands including state-of-the-art equipment such as hard disk recording, Internet based transmission, covert applications, speed dome applications and telephone-control-based CCTV systems.

Display Systems Group

Richardson provides custom display solutions and systems integration services for the public information, financial, point-of-sale and general data display markets. The customer base includes organizations from virtually all areas of business, including, stock exchanges, airlines, retail and restaurant franchises, as well as all types of industrial users of data display devices.

Monitors, including liquid crystal displays ("LCD") and plasma display panels ("PDP"), became the Group's dominate product line in fiscal 2001. Monitors sales grew by more than 36 percent, closing the year at $28 million, representing 65 percent of the Groups's sales.

Our technical sales force assists customers in developing solutions for data display issues such as: special mounting, glare reduction, ruggedness, touch screen integration and many others.

The Group's legacy business, replacement cathode ray tubes ("CRT") continues to be an important market. The Company's success in this area was achieved by the development of an extensive cross-reference capability. This database, coupled with custom mounting hardware installed by the Group, enables Richardson to provide replacement tubes for more than 200,000 original manufacturers' models.

Richardson has long-standing relationships with key manufacturers including Clinton Electronics, Fujitsu General, Intel, NEC/Mitsubishi, Panasonic, Philips-FIMI, Siemens and Sony, among others. These vendor relationships give the Group a well-balanced and leading-edge line of products.

The Company has design and intergration operations in Chicago, Illinois and Boston, Massachusetts and stocking locations in Chicago, Boston and Lincoln, England.

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

  Flat Panel Displays - display monitors incorporating a liquid crystal or plasma panel, as an alternative to the traditional CRT technology, typically a few inches in depth and ranging from 10" to 42" measured diagonally.

Distribution and Marketing

The Company purchases RF and power semiconductors, vacuum tubes, monitors and flat panel displays, and electronic security products and systems from various sources, including Advanced Power Technology ("APT"), Antech Industries, ANADIGICS, Burle Indutries, Clinton Electronics, Communication and Power Industries ("CPI"), Covimag, Dome Imaging, Dunlee, Ericsson, FIMI, Filtronic, Fujitsu, General Electric, Hi Sharp, Hitron, Huber & Suhner, Jennings, Johnson Components, KDI Electronics, Litton, M/A-COM, Microsemi, Motorola, MPD, New Japan Radio, NEC Tecnologies, Orion/Daewoo, Panasonic, Paradox, Pelco, Philips, Powerex, QMI, RF Power, Samsung, Sanyo, Semtech, Sensor-matic, Siemens, Sony, ST Microelectronics, Stanford Microdevices, Teletube(Samtell), Tensonite, Thales Components Corporation, Toshiba, Triton Services, United Monolithic Semiconductor, Varian Associates and Watkins Johnson.

During fiscal 2001, Richardson added the following vendors: AEM, Inc., Electronic Devices, Inc., Peregrine Semiconductor, Toko America, Trilithic Wireless and Tyco Electronics' Electronic Modules division.

In 1991, the Company settled an antitrust suit with the U.S. Department of Justice related to its participation in the electron tube manufacturing industry. As a consequence, certain of its manufacturing activities became uneconomic and were divested or discontinued, including the sale of the Company's former Brive, France manufacturing operation to local management, who continued the business under the name, Covimag. Formal transfer of ownership occurred in January 1995. Under an evergreen agreement, the Company and Covimag negotiate a purchase commitment on an annual basis. Covimag is highly dependent on Richardson, which is its primary customer. Settlement of purchases under the contract is at standard terms. Except for the supply contract, Richardson has no other financial commitment to or from Covimag. Relationships under the supply contract are believed by the Company to be satisfactory.

In addition to the agreement with Covimag, the Company has marketing and distribution agreements with various manufacturers in the electron tube, semiconductor and CCTV industries. The most significant distributor agreement is with CPI under which the Company functions as the exclusive distributor of power grid tubes throughout the world, with the exception of the United States and certain Eastern European countries. In these areas, however, the Company remains the only CPI stocking distributor.

Customer orders are taken by the regional sales offices and supported by one of Richardson's principal distribution facilities in LaFox, Illinois; Houston, Texas; Vancouver, British Columbia; or Lincoln, England. There are 41 additional stocking locations throughout the world. The Company utilizes a sophisticated data processing network that provides online, real-time interconnection of all sales offices and central distribution operations, seven days per week, 24 hours per day ("7/24"). Information on stock availability, cross-reference information, customers and market analyses are instantly obtainable throughout the entire distribution network.

Manufacturing

The Company distributes its proprietary products principally under the trade names "Amperex," "Capture," "Cetron," "National," and "RF Gain." Approximately 25% of the Company's sales are from products it manufactures or modifies through value-added services. An additional 25% of the Company's sales are of products manufactured to its specifications by independent manufacturers under private label.

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

Employees

As of May 31, 2001, the Company employed 1091 individuals on a full-time basis. Of these, 628 are located in the United States, including 80 employed in administrative and clerical positions, 451 in sales and distribution and 97 in value-added and product manufacturing. The Company's international subsidiaries employ 463 individuals engaged in administration, sales, distribution, manufacturing and value-added operations. All of Richardson's employees are non-union. The Company's relationship with its employees is considered to be good.

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

The Company also maintains leased branch sales offices in or near major cities throughout the world, including 42 locations in North America, 21 in Europe, 12 in the Far East / Pacific Rim and 5 in Latin America. The Company leases production facilities in Texas, Virginia and the Netherlands for its medical tube reloading operations.

Item 3.     Legal Proceedings

The Company is a defendant in Panache Broadcasting of Pennsylvania v. Richardson Electronics, Ltd., et. al., in United States District Court, Northern District of Illinois, filed in 1990. The complaint is a class action for purposes of liability determination on behalf of all persons and businesses in the United States who purchased electron power tubes encompassed by the VASCO joint venture of the defendants from one or more of the defendant corporations at any time between February 26, 1986 and March 16, 1993. The complaint alleges antitrust violations and seeks treble damages, injunctive relief and attorneys fees. The Company has denied the material allegations. The case remains primarily in the preliminary discovery stage.

From time to time the Company is involved in other litigation arising in the normal course of its business which is not expected to have a material adverse effect on the Company.

Item 4.     Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended May 31, 2001.

PART II

Item 5.     Market for the Registrant's Common Equity and Related Stockholder Matters

Incorporated herein by reference from pages 22 (for dividend payments) and 34 (for market data) of the Company's 2001 Annual Report for the fiscal year ended May 31, 2001 (Annual Report).

Item 6.     Selected Financial Data

Incorporated herein by reference from page 16 of the Annual Report.

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Incorporated herein by reference from pages 17 to 20 of the Annual Report. Investors should consider carefully the following risk factors, in addition to the other information included and incorporated by reference in this annual report on Form 10-K. All statements other than statements of historical facts included in this report are statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. The words "expect," "estimate," "anticipate," "predict," "believe" and similar expressions and variations thereof are intended to identify forward-looking statements. Such statements appear in a number of places in this report and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations; (ii) the Company's financing plans; (iii) the Company's business and growth strategies, including potential acquisitions; and (iv) other plans and objectives for future operations. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties and that actual results may differ materially from those predicted in the forward-looking statements or which may be anticipated from historical results or trends. In addition to the information contained in the Company's other filings with the Securities and Exchange Commission, factors which could affect future performance include, among others, the following:

  Fourth quarter fiscal 2001 operating results softened from the immediately preceding quarter as the Company began feeling the effects of the general economic slowdown and particularly lower demand for RF and wireless products in telecommunication markets. These conditions continued as of the date of this report.
  General economic or business conditions, domestic and foreign, may be less favorable than expected, resulting in lower sales or lower profit margins than expected and contrary to historical trends.
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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Incorporated by reference from page 20 of the Annual Report "Risk Management and Market Sensitive Financial Instruments."

Item 8.     Financial Statements and Supplementary Data

Incorporated herein by reference from pages 21 through 32 of the Annual Report.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART III

Item 10.   Directors and Executive Officers of the Registrant

Information concerning Directors and Executive Officers of the Company is contained in the Company's Proxy Statement to be used in connection with its Annual Meeting of Stockholders scheduled to be held October 16, 2001, under the captions "ELECTION OF DIRECTORS - Information Relating to Directors, Nominees and Executive Officers", "ELECTION OF DIRECTORS - Affiliations" and "SECTION 16 FILINGS", which information is incorporated herein by reference.

Item 11.   Executive Compensation

Incorporated herein by reference is information concerning executive compensation contained in the Company's Proxy Statement to be used in connection with its Annual Meeting of Stockholders scheduled to be held October 16, 2001, under the captions "ELECTION OF DIRECTORS - Directors Compensation" and "EXECUTIVE COMPENSATION", except for captions "REPORT ON EXECUTIVE COMPENSATION" and "PERFORMANCE GRAPH".

Item 12.   Security Ownership of Certain Beneficial Owners and Management

Information concerning security ownership of certain beneficial owners and management is contained in the Company's Proxy Statement to be used in connection with its Annual Meeting of Stockholders scheduled to be held October 16, 2001, under the caption "ELECTION OF DIRECTORS - Information Relating to Directors, Nominees and Executive Officers" and "PRINCIPAL STOCKHOLDERS", which information is incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions is contained in the Company's Proxy Statement to be used in connection with its Annual Meeting of Stockholders scheduled to be held October 16, 2001, under the caption "ELECTION OF DIRECTORS - Information Relating to Directors, Nominees and Executive Officers," which information is incorporated herein by reference.

PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The following consolidated financial statements of the registrant and its subsidiaries included on pages 17 through 28 of the Annual Report are incorporated herein by reference:

Filing Method
Report of Independent Accountants		E
1.	FINANCIAL STATEMENTS
	Consolidated Balance Sheets - May 31, 2001 and 2000	E
	Consolidated Statements of Operations - Years ended May 31, 2001, 2000 and 1999	E
	Consolidated Statements of Cash Flows - Years ended May 31, 2001, 2000 and 1999	E
	Consolidated Statements of Stockholders' Equity - Years ended May 31, 2001, 2000 and 1999	E
	Notes to Consolidated Financial Statements	E
The following consolidated financial information for the fiscal years 2001, 2000 and 1999 is submitted herewith:
2.	FINANCIAL STATEMENT SCHEDULE:
	II. Valuation and Qualifying Accounts	E
All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore, have been omitted.
(b.)	REPORTS ON FORM 8-K None.
(c.)	EXHIBITS
3(b)	By-laws of the Company, as amended, incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1997.	NA
4(a)	Restated Certificate of Incorporation of the Company, incorporated by reference to Appendix B to the Proxy Statement / Prospectus dated November 13, 1986, incorporated by reference to the Company's Registration Statement on Form S-4, Commission File No. 33-8696.	NA
4(b)	Specimen forms of Common Stock and Class B Com-mon Stock certificates of the Company incorporated by reference to Exhibit 4(a) to the Company's Registration Statement on Form S-1, Commission File No. 33-10834.	NA
4(c)	Indenture between the Company and Continental Illinois National Bank and Trust Company of Chicago (including form of 7¼% Convertible Subordinated Debentures due December 15, 2006) incorporated by reference to Exhibit 4(b) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1987.	NA
4(c)(1)	First Amendment to the Indenture between the Company and First Trust of Illinois, a National Association, as successor to Continental Illinois National Bank and Trust Company of Chicago, dated February 18, 1997, incorpo-rated by reference to Exhibit 4(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1997.	NA
4(d)	Indenture between the Company and American National Bank and Trust Company, as Trustee, for 8¼% Con-vertible Senior Subordinated Debentures due June 15, 2006 (including form of 8¼% Convertible Senior Subordinated Debentures due June 15, 2006) incorpo-rated by reference to Exhibit 10 of the Company's Schedule 13E-4, filed February 18, 1997.	NA
10(a)	Loan Agreement dated as of March 1, 1998 among Richardson Electronics, Ltd., various lending institutions and American National Bank and Trust Company of Chicago as Agent, establishing a $50,000,000 Credit Facility, incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1998.	NA
10(a)(1)	Amendment dated February 4, 2000 to the loan agree-ment referred to in 10(a) above.	NA
10(b)	Amended and Restated Credit Agreement made as of March 1, 1998 between Burtek Systems, Inc. as Borrower and First Chicago NBD Bank, Canada as Lender Richardson Electronics, Ltd. as Guarantor, incorporated by reference to Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1998.	NA
10(c)

The Corporate Plan for Retirement

The Profit Sharing / 401(k) Plan

Fidelity Basic Plan Document No. 07 dated June 1, 1996, incorporated by reference to Exhibit 10(d) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1996.

NA
10(d)	The Company's Amended and Restated Incentive Stock Option Plan effective April 8, 1987 incorporated by reference to Exhibit 10(m) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1987.	NA
10(d)(1)	First Amendment to the Company's Amended and Restated Incentive Stock Option Plan effective April 11, 1989 incorporated by reference to Exhibit 10(l)(1) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1989.	NA
10(d)(2)	Second Amendment to the Company's Amended and Restated Incentive Stock Option Plan effective April 11, 1989 incorporated by reference to Exhibit 10(l)(2) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1991.	NA
10(d)(3)	Third Amendment to the Company's Amended and Restated Incentive Stock Option Plan effective April 11, 1989 dated August 15, 1996, incorporated by reference to the Company's Proxy Statement used in connection with its Annual Meeting of Stockholders held October 1, 1996.	NA
10(e)	Richardson Electronics, Ltd. Employees 1996 Stock Purchase Plan incorporated by reference to Appendix A of the Company's Proxy Statement dated September 3, 1996 for its Annual Meeting of Stockholders held on October 1, 1996.	NA
10(f)	Employees Stock Ownership Plan and Trust Agreement, effective as of June 1, 1987, dated July 14, 1994, incorporated by reference to Exhibit 10(f) to the Com-pany's Annual Report on Form 10-K for the fiscal year ended May 31, 1994.	NA
10(f)(1)	First Amendment to Employees Stock Ownership Plan and Trust Agreement, dated July 12, 1995, incorporated by reference to Exhibit 10(g)(1) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1995.	NA
10(f)(2)	Second Amendment to Employees Stock Ownership Plan and Trust Agreement, dated July 12, 1995, dated April 10, 1996, incorporated by reference to the Com-pany's Proxy Statement used in connection with its Annual Meeting of Stockholders held October 1, 1996.	NA
10(f)(3)	Third Amendment to Employees Stock Ownership Plan and Trust Agreement, dated July 12, 1995, dated April 9, 1997 incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1998.	NA
10(g)	Richardson Electronics, Ltd. Employees 1999 Stock Purchase Plan, incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1999.	NA
10(h)	Stock Option Plan for Non-Employee Directors incorpo-rated by reference to Appendix A to the Company's Proxy Statement dated August 30, 1989 for its Annual Meeting of Stockholders held on October 18, 1989.	NA
10(i)	Richardson Electronics, Ltd. 1996 Stock Option Plan for Non-Employee Directors, incorporated by reference to Appendix C of the Company's Proxy Statement dated September 3, 1996 for its Annual Meeting of Stockhold-ers held on October 1, 1996.	NA
10(j)	The Company's Employees' Incentive Compensation Plan incorporated by reference to Appendix A to the Company's Proxy Statement dated August 31, 1990 for its Annual Meeting of Stockholders held on October 9, 1990.	NA
10(j)(1)	First Amendment to Employees Incentive Compensation Plan incorporated by reference to Exhibit 10(p)(1) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1991.	NA
10(j)(2)	Second Amendment to Employees Incentive Compensa-tion Plan dated August 15, 1996, incorporated by reference to the Company's Proxy Statement used in connection with its Annual Meeting of Stockholders held October 1, 1996.	NA
10(k)	Richardson Electronics, Ltd. Employees' 1994 Incentive Compensation Plan incorporated by reference to Exhibit A to the Company's Proxy Statement dated August 31, 1994 for its Annual Meeting of Stockholders held on October 11, 1994.	NA
10(k)(1)	First Amendment to the Richardson Electronics, Ltd. Employees' 1994 Incentive Compensation Plan dated August 15, 1996, incorporated by reference to the Company's Proxy Statement used in connection with its Annual Meeting of Stockholders held October 1, 1996.	NA
10(l)	Richardson Electronics, Ltd. 1996 Incentive Compensa-tion Plan incorporated by reference to Appendix B of the Company's Proxy Statement dated September 3, 1996 for its Annual Meeting of Stockholders held on October 1, 1996.	NA
10(m)	Richardson Electronics, Ltd. 1998 Incentive Compensa-tion Plan incorporated by reference to Appendix A of the Company's Proxy Statement dated September 3, 1998 for its Annual Meeting of Stockholders held on October 6, 1998.	NA
10(n)	Correspondence outlining Agreement between the Company and Arnold R. Allen with respect to Mr. Allen's employment by the Company, incorporated by reference to Exhibit 10(v) to the Company's Annual Report on Form 10-K, for the fiscal year ended May 31, 1985.	NA
10(n)(1)	Letter dated February 3, 1992 between the Company and Arnold R. Allen outlining Mr. Allen's engagement as a consultant by the Company, incorporated by reference to Exhibit 10 (r)(1) to the Company's Annual Report on Form 10-K, for the fiscal year ended May 31, 1992.	NA
10(n)(2)	Letter dated April 1, 1993 between the Company and Arnold R. Allen regarding Mr. Allen's engagement as consultant by the Company, incorporated by reference to Exhibit 10(i)(2) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1994.	NA
10(o)	Letter dated January 14, 1992 between the Company and Jacques Bouyer setting forth the terms of Mr. Bouyer's engagement as a management consultant by the Company for Europe, incorporated by reference to Exhibit 10(t)(1) to the Company's Annual Report on Form 10-K for the fiscal year ended on May 31, 1992.	NA
10(o)(1)	Letter dated January 15, 1992 between the Company and Jacques Bouyer setting forth the terms of Mr. Bouyer's engagement as a management consultant by the Company for the United States, incorporated by reference to Exhibit 10(t)(1) to the Company's Annual Report on Form 10-K for the fiscal year ended on May 31, 1992.	NA
10(p)	Letter dated January 13, 1994 between the Company and Samuel Rubinovitz setting forth the terms of Mr. Rubinovitz' engagement as management consultant by the Company incorporated by reference to Exhibit 10(m) to the Company's Annual Report on Form 10-K for the fiscal year ended on May 31, 1994.	NA
10(q)	Letter dated May 20, 1994 between the Company and William J. Garry setting forth the terms of Mr. Garry's employment by the Company, incorporated by reference to Exhibit 10(p) to the Company's Annual Report on Form 10-K for the fiscal year ended on May 31, 1994.	NA
10(r)	Employment, Nondisclosure and Non-Compete Agreement dated June 1, 1998 between the Company and Flint Cooper setting forth the terms of Mr. Cooper's employment by the Company, incorporated by reference to Exhibit 10(p) to the Company's Annual Report on Form 10-K for the fiscal year ended on May 31, 1998.	NA
10(s)	Agreement dated January 16, 1997 between the Company and Dennis Gandy setting forth the terms of Mr. Gandy's employment by the Company, incorporated by reference to Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1997.	NA
10(t)	Agreement dated March 21, 1997 between the Company and David Gilden setting forth the terms of Mr. Gilden's employment by the Company, incorporated by reference to Exhibit 10(c) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1997.	NA
10(u)	Employment agreement dated as of November 7, 1996 between the Company and Bruce W. Johnson incorpo-rated by reference to Exhibit (c)(4) of the Company's Schedule 13 E-4, filed December 18, 1996.	NA
10(v)	Employment agreement dated as of May 10, 1993 as amended March 23, 1998 between the Company and Pierluigi Calderone incorporated by reference to Exhibit 10(d) of the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1998.	NA
10(w)	Employment agreement dated as of September 26, 1999 between the Company and Murray Kennedy.	NA
10(x)	Employment agreement dated as of November 22, 1999 between the Company and Gregory Peloquin.	NA
10(y)	Employment agreement dated as of December 7, 1999 between the Company and Kevin Oakley.	NA
10(z)	Employment agreement dated as of May 30, 2000 between the Company and Robert Heise.	NA
10(aa)(1)	The Company's Directors and Officers Executive Liability and Indemnification Insurance Policy renewal issued by Chubb Group of Insurance Companies - Policy Number 8125-64-60I, incorporated by reference to Exhibit 10(aa)(1) of the Company's Annual Report on Form 10-K for the year ended May 31, 2001.	E
10(aa)(2)	The Company's Excess Directors and Officers Liability and Corporate Indemnification Policy issued by St. Paul Mercury Insurance Company - Policy Number 900DX0414, incorporated by reference to Exhibit 10(aa)(2) of the Company's Annual Report on Form 10-K for the year ended May 31, 2001.	E
10(aa)(3)	The Company's Directors and Officers Liability Insurance Policy issued by CNA Insurance Companies - Policy Number DOX600028634, incorporated by reference to Exhibit 10(bb)(3) of the Company's Annual Report on Form 10-K for the year ended May 31, 2001.	E
10(cc)	Distributor Agreement, executed August 8, 1991, between Registrant and Varian Associates, Inc., incorporated by reference to Exhibit 10(d) of the Company's Current Report on Form 8-K for September 30, 1991.	NA
10(cc)(1)	Amendment, dated as of September 30, 1991, between Registrant and Varian Associates, Inc., incorporated by reference to Exhibit 10(e) of the Company's Current Report on Form 8-K for September 30, 1991.	NA
10(cc)(2)	First Amendment to Distributor Agreement between Varian Associates, Inc. and the Company as of April 10, 1992, incorporated by reference to Exhibit 10(v)(5) of the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1992.	NA
10(cc)(3)	Consent to Assignment and Assignment dated August 4, 1995 between Registrant and Varian Associates Inc., incorporated by reference to Exhibit 10(s)(4) of the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1995.	NA
10(cc)(4)	Final Judgment, dated April 1, 1992, in the matter of United States of America v. Richardson Electronics, Ltd., filed in the United States District Court for the Northern District of Illinois, Eastern Division, as Docket No. 91 C 6211 incorporated by reference to Exhibit 10(v)(7) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1992.	NA
10(dd)	Trade Mark License Agreement dated as of May 1, 1991 between North American Philips Corporation and the Company incorporated by reference to Exhibit 10(w)(3) of the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1991.	NA
10(ee)	Agreement among Richardson Electronics, Ltd., Richardson Electronique S.A., Covelec S.A. (now known as Covimag S.A.), and Messrs. Denis Dumont and Patrick Pertzborn, delivered February 23, 1995, translated from French, incorporated by reference to Exhibit 10(b) to the Company's Report on Form 8-K dated February 23, 1995.	NA
10(ff)	Settlement Agreement by and between the United States of America and Richardson Electronics, Ltd. dated May 31, 1995 incorporated by reference to Exhibit 10(a) to the Company's Report on Form 8-K dated May 31, 1995.	NA
13	Annual Report to Stockholders for fiscal year ending May 31, 2001 (except for the pages and information thereof expressly incorporated by reference in this Form 10-K, the Annual Report to Stockholders is provided solely for the information of the Securities and Exchange Commission and is not deemed "filed" as part of this Form 10-K).	E
21	Subsidiaries of the Company.	E
23	Consent of Independent Auditors	E

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RICHARDSON ELECTRONICS, LTD.

BY: /s/ Edward J. Richardson, Chairman of the Board and Chief Executive Officer Date: August 28, 2001	BY: /s/ Bruce W. Johnson President and Chief Operating Officer
BY: /s/ William J. Garry Senior Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
/s/ Edward J. Richardson, Chairman of the Board, Chief Executive Officer (principal executive officer) and Director August 28, 2001	/s/ Bruce W. Johnson, President, Chief Operating Officer, and Director August 28, 2001
/s/ William J. Garry Senior vice President and Chief Financial Officer (principal financial and accounting officer) and Director August 28, 2001	/s/ Arnold R. Allen, Director August 28, 2001
/s/ Jacques Bouyer, Director August 28, 2001	/s/ Scott Hodes, Director August 28, 2001
/s/ Ad Ketelaars, Director August 28, 2001	/s/ John Peterson, Director August 28, 2001
/s/ Harold L. Purkey, Director August 28, 2001	/s/ Samuel Rubinovitz, Director Augsut 28, 2001