Form 10-Q
period 2001-08-31
RICHARDSON ELECTRONICS LTD/DE
filed 2001-10-15
CIK 355948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended _______August 31, 2001 ______

OR

[   ] TRANSITION REPORT PURSUANT TO SECTINO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period from _____________ to ______________

Commission file number 0-12906

RICHARDSON ELECTRONICS, LTD. (Exact name of registrant as specified in its charter)
DELAWARE (State of incorporation or organization)	36-2096643 (I.R.S. Employer Identification No.)
40W267 Keslinger Road, PO Box 393, LaFox, Illinois 60147 (Address of principal executive offices and zip code)
(630) 208-2200 (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requiremens for the past 90 days.

YES [ X ]   NO [   ]

As of October 10, 2001, there were outstanding 12,238,860 shares of Common Stock, $.05 par value, and 3,206,812 shares of Class B Common Stock, $.05 par value, which are convertible into Common Stock on a share-for-share basis.

This Quarterly Report on Form 10-Q contains 16 pages. An exhibit index is at page 15.

Richardson Electronics, Ltd. and Subsidiaries
Form 10-Q
For the Three-Month Period Ended August 31, 2001

Richardson Electronics, Ltd. and Subsidiaries
Consolidated Condensed Balance Sheets
(in thousands)

	August 31 2001	May 31 2001
ASSETS	(Unaudited)
Current Assets:
Cash and equivalients	$ 11,496	$ 15,946
Receivables, less allowance of $2,640 and $2,639	81,957	90,069
Inventories	146,313	144,135
Other	20,385	19,329
Total current assets	260,151	269,479
Property, plant and equipment	52,789	50,884
Less accumulated depreciation	(23,564)	(22,131)
Property, plant and equipment, net	29,225	28,753
Other assets	30,167	23,282
Total assets	319,543	321,514
LIABILITES AND STOCKHOLDERS EQUITY
Current liabilities:
Accounts payable	$ 31,576	$ 28,491
Accrued expenses	11,798	15,347
Notes payable and current portion of long-term debt	50	205
Total current liabilities	43,424	44,043
Long-term debt, less current portion	151,613	155,134
Deferred income taxes	7,322	7,492
Non-current liabilities	5,390	5,300
Total liabilities	207,749	211,969
Stockholders' equity:
Common stock, $.05 par value; issued 12,012 shares at August 31, 2001 and 11,971 shares at May 31, 2001	601	599
Class B common stock, convertible, $.05 par value; issued 3,207 shares at August 31, 2001 and at May 31, 2001	160	160
Additional paid-in capital	89,729	88,877
Common stock in treasury, at cost; 1,632 shares at August 31, 2001 and 1,708 at May 31, 2001	(9,618)	(10,068)
Retained earnings	49,354	49,834
Foreign currency translation adjustment	(18,432)	(19,857)
Total stockholders' equity	111,794	109,545
Total liabilities and stockholders' equity	$ 319,543	$ 321,514

Richardson Electronics, Ltd. and Subsidiaries
Consolidated Condensed Income Statements
For the Three-Month Period Ended August 31, 2001 and 2000
(Unaudited) (in thousands, except per share amounts)

	2001	2000
Net sales	$ 104,681	$ 121,095
Cost of products sold	78,207	89,106
Gross margin	26,474	31,989
Selling, general and administrative expenses	23,542	22,650
Operating income	2,932	9,339
Other (income) expense:
Interest expense	2,973	2,475
Investment income	(201)	(42)
Other, net	83	26
	2,855	2,459
Income before Income taxes	77	6,880
Income taxes	26	2,200
Net income	$ 51	$ 4,680
Net income per share - basic:
Net income per share	$ -	$ .35
Average shares outstanding	13,526	13,200
Net income per share - diluted:
Net income per share	$ -	$ .32
Average shares outstanding	13,960	17,528
Dividends per common share	$ .04	$ .04
Comprehensive income:
Net income	$ 51	$ 4,680
Foreign currency translation	1,425	(919)
Comprehensive income	$ 1,476	$ 3,761

Richardson Electronics, Ltd. and Subsidiaries
Consolidated Condensed Statements of Cash Flows
For the Three-Month Period Ended August 31, 2001 and 2000
(Unaudited) (in thousands)

	2001	2000
Operating Activites:
Net income	$ 51	$ 4,860
Non-cash charges to income:
Depreciation	1,269	1,358
Amortization of intangibles and financing costs	160	193
Deferred income taxes	(69)	(58)
Contribution to employee stock ownership plan	887	1,310
Total non-cash charges	2,247	2,803
Changes in working capital, net of effects of currency translation and business acquisitions
Accounts receivable	13,838	(7,100)
Inventories	(663)	(9,241)
Other current assets	(739)	(343)
Accounts payable	433	4,254
Other Liabilities	(5,056)	(3,262)
Net changes in working capital	7,813	(15,692)
Net cash provided by (used in) operating activities	10,111	(8,209)
Financing Activities:
Proceeds from borrowings	15,190	21,597
Payments on debt	(19,747)	(12,333)
Proceeds from stock issuance	416	2,920
Cash dividends	(531)	(518)
Net cash provided by (used in) financing activities	(4,672)	11,666
Investing Activities:
Capital expenditures	(1,570)	(2,274)
Business acquisitions	(8,458)	(1,535)
Investments, notes receivable and other	139	(285)
Net cash used in investing activities	(9,889)	(4,094)
Decrease in cash and equivalents	(4,450)	(637)
Cash and equivalents at beginning of year	15,946	11,832
Cash and equivalents at end of period	$ 11,496	$ 11,195

Richardson Electronics, Ltd. and Subsidiaries
Notes to Consolidated Condensed Financial Statements
Three-Month Period Ended August 31, 2001
(Unaudited)

Note A -- Basis of Presentation
The accompanying unaudited Consolidated Condensed Financial Statements (Statements) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the periods covered have been reflected in the Statements. Certain information and footnotes necessary for a fair presentation of the financial position and results of operations in conformity with generally accepted accounting principles have been omitted in accordance with the aforementioned instructions. It is suggested that the Statements be read in conjunction with the Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2001.

Note B -- Income Taxes
The income tax provisions for the three-month periods ended August 31, 2001 and August 31, 2000 are based on the estimated annual effective tax rates of 34% and 32%, respectively. The effective rate is less than the U.S. federal statutory rate of 35% due to U.S. foreign sales corporation tax benefits and foreign taxes at other rates, partially offset by state income taxes.

Note C -- Calculation of Earnings per Share
Basic earnings per share is calculated by dividing net income by the weighted average number of Common and Class B Common shares outstanding. Diluted earnings per share is calculated by dividing net income (adjusted for interest savings, net of tax, on assumed bond conversions) by the actual shares outstanding and share equivalents that would arise from the exercise of stock options and the assumed conversion of convertible bonds when such assumptions have a dilutive effect on the calculation. Out-of-the-money (exercise price higher than market price) stock options are excluded from the calculation because they are anti-dilutive. The Company's 8¼% and 7¼% convertible debentures are excluded from the calculation in fiscal 2002 as assumed conversion would be anti-dilutive. The per share amounts presented in the Consolidated Condensed Income Statement are based on the following amounts (in thousands):

	First Quarter
Numerator for basic EPS:
Net income	$ 51	$ 4,680
Denominator for basic EPS:
Beginning shares outstanding	13,470	12,987
Additional shares issued	56	213
Average shares outstanding	13,526	13,200
Numerator for diluted EPS:
Net income	$ 51	$ 4,680
Interest savings, net of tax, on assumed conversion of bonds	-	865
Adjusted net income	$ 51	$ 5,545
Denominator for diluted EPS:
Average shares outstanding	13,526	13,200
Effect of dilutive stock options	434	648
Assumed conversion of bonds	-	3,680
Average shares outstanding	13,960	17,528

Note D -- Industry and Market Information
The marketing and sales structure of the Company consists of five strategic business units (SBU's): RF & Wireless Communications Group (Wireless), Industrial Power Group (Industrial), Medical Systems Group (Medical), Security Systems Division (Security) and Display Systems Group (Display).

Wireless serves the global RF and wireless communications market and the radio and television broadcast industry, predominately for infrastructure applications.

Industrial serves a broad range of customers including the steel, automotive, textile, plastics, semiconductor, and transportation industries.

Medical serves the medical imaging market, providing system upgrade and integration services in addition to a wide range of diagnostic imaging components.

Display provides custom display solutions and system integration services for the public information, financial, point-of-sale and general data display markets.

Security is a full-line distributor of close circuit television (CCTV), fire, burglary, access control, sound, and communication products and accessories.

SBUs are managed by Vice Presidents and General Managers who report to the President and Chief Operating Officer. The President evaluates performance and allocates resources, in part, based on the direct operating contribution of each SBU. Direct operating contribution is defined as gross margin less product management and direct selling expenses. In North America and Europe, the sales force is organized by SBU and, accordingly, these costs are included in direct expenses. In Latin America, Asia / Pacific and the rest of the world, some of the regional sales force is shared and, accordingly, is not included in direct expenses. Administrative expenses including finance, legal, information technology, human resources, logistics, and facility costs are not allocated to SBU results. Intersegment sales are not significant.

Accounts receivable, inventory, goodwill and certain notes receivable are identified by SBU. Cash, net property, plant and equipment, and other assets are not identifiable by SBU. Accordingly, depreciation, amortization expense other than amortization of goodwill, and financing costs are not identifiable by SBU. Operating results for the three-month periods ended August 31, 2001 and August 31, 2000 and identifiable assets as of the end of the respective periods by SBU are summarized in the following table (in thousands):

First Quarter	Sales	Margin	Contribution	Assets
FY 2002
Wireless	$ 44,463	$ 11,190	$ 5,056	$ 126,596
Industrial	18,784	6,397	4,772	45,342
Medical	9,334	2,194	1,077	23,126
Security	20,389	4,785	2,405	35,333
Display	10,854	2,618	1,326	22,558
Total	$ 103,824	$ 27,184	$ 14,636	$ 252,955
FY 2001
Wireless	$ 57,106	$ 15,052	$ 10,375	$ 102,331
Industrial	22,531	7,994	6,607	42,524
Medical	9,896	2,207	1,315	26,645
Security	20,665	4,807	2,240	34,758
Display	9,908	2,344	1,108	20,714
Total	$ 120,106	$ 32,404	$ 21,645	$ 226,972

A reconciliation of sales, gross margin, direct operating contribution and assets to the relevant consolidated amounts follows. (Other assets include miscellaneous receivables, manufacturing inventories and sundry assets.) (in thousands):

	First Quarter
	FY2002	FY2001
Sales - segments total	$ 103,824	$ 120,106
Freight	857	989
Sales	$ 104,681	$ 121,095
Gross margin - segments total	$ 27,184	$ 32,404
Manufacturing variances and other costs	(710)	(415)
Gross Margin	$ 26,474	$ 31,989
Segment profit contribution	$ 14,636	$ 21,645
Manufacturing variances and other costs	(710)	(415)
Regional selling expenses	(3,846)	(4,046)
Administrative expenses	(7,148)	(7,845)
Operating income	$ 2,932	$ 9,339
Segment assets	$ 252,955	$ 226,972
Cash and equivalents	11,496	11,195
Other current assets	20,385	12,645
Net property	29,225	26,738
Other assets	5,482	6,348
Total assets	$ 319,543	$ 283,898

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

Results of Operations

Sales and Gross Margin
General economic conditions and, in particular, softness in the telecommunications industry effected the comparison of sales and operating results for the first quarter of fiscal 2002 against the prior year. Net sales for the first quarter of fiscal 2002 were $104.7 million compared to last year's first quarter of $121.1 million. Gross margin as a percent of sales in fiscal 2002 were effected by manufacturing variances from lower utilization rates. Sales, percentage changes from the prior year, gross margins and gross margin percent of sales by SBU are summarized in the following table. Gross margins for each SBU include provisions for returns and overstock. Provisions for LIFO, manufacturing charges and other costs are included under the caption "Corporate" (in thousands).

	Sales			Gross Margin
First Quarter	FY 2002	FY 2001	% Change	FY 2002	GM % of Sales	FY 2001	GM % of Sales
Wireless	$ 44,463	$ 57,106	- 22.1%	$ 11,190	25.2%	$ 15,052	26.4%
Industrial	18,784	22,531	-16.6%	6,397	34.1%	7,994	35.5%
Medical	9,334	9,896	- 5.7%	2,194	23.5%	2,207	22.3%
Security	20,389	20,665	- 1.3%	4,785	23.5%	4,807	23.3%
Display	10,854	9,908	9.5%	2,618	24.1%	2,344	23.7%
Corporate	857	989		(710)		(415)
Total	$ 104,681	$ 121,095	- 13.6%	$ 26,474	25.3%	$ 31,989	26.4%

Wireless' first quarter sales decreased 22.1% from fiscal 2001 levels, reflecting lower demand primarily in the North American telecommunications industry. Gross margins as a percent of sales decreased from 26.4% in the prior year's first quarter to 25.2% in fiscal 2002 primarily due to a decline in operating efficiency in the Company's engineering design and assembly facilities. In July 2001, the Company purchased Sangus Holdings AB (Sangus), which serves the Nordic countries of Sweden, Finland, Denmark, and Norway. Current year sales results include sales of $1.7 million recorded by Sangus from the date of acquisition.

Industrial's first quarter sales decreased 16.6% due to general economic conditions and softness in the demand for equipment used in the manufacture of semiconductors. Gross margins declined from 35.5% to 34.1% due to product mix.

Medical's sales decreased 5.7% in fiscal 2002 from the prior year's first quarter. Sales of high-resolution monitors increased 19.3% in the first quarter of fiscal 2002 from fiscal 2001 levels offset by lower sales of x-ray tubes and other diagnostic imaging components and equipment. Gross margins increased to 23.5% of sales in fiscal 2002 compared to 22.3% in the first quarter of fiscal 2001 reflecting improved product margins on high-resolution medical monitors.

Security sales and gross margins in the first quarter of fiscal 2002 were essentially comparable to the prior year.

First quarter sales for Display increased 9.5% in fiscal 2002 from 2001 levels as high-resolution monitors sales increased by 33.6% from the prior year including a $2.2 million sale to a customer in the energy industry. Gross margins as a percent of sales increased to 24.1% in fiscal 2002 from 23.7% in fiscal 2001, reflecting improved margins on monitor sales.

Sales, percentage change from the prior year, gross margins and gross margin percent of sales by geographic area are summarized in the following table. Prior year amounts have been restated to be comparable with the current year's classifications. The caption, "other", includes sales to export distributors and to countries where the Company does not have offices. Provisions for LIFO, manufacturing charges and other costs are included under the caption "Corporate" (in thousands).

	Sales			Gross Margin
First Quarter	FY 2002	FY 2001	% Change	FY 2002	GM % of Sales	FY 2001	GM % of Sales
North America	$ 61,478	$ 78,370	- 21.6%	$ 15,774	25.7%	$ 20,503	26.2%
Europe	20,775	21,296	- 2.4%	5,689	27.4%	6,008	28.2%
Asia/Pacific	13,074	11,710	11.6%	3,395	26.0%	3,451	29.5%
Latin America	6,707	6,114	9.7%	1,881	28.0%	1,719	28.1%
Other	1,790	2,616	- 31.6%	445	24.9%	723	27.6%
Corporate	857	989		(710)		(415)
Total	$ 104,681	$ 121,095	- 13.6%	$ 26,474	25.3%	$ 31,989	26.4%

North American sales declined 21.6% from the prior year, primarily due to softness in Wireless markets, particularly in the telecommunications industry. Asia Pacific sales increased by 11.6% in the first quarter, primarily benefiting from growth in the sale of Wireless and Display products. Latin American sales increased 9.7% from the prior year's first quarter as a result of sales growth in both Wireless and Security products. Europe sales in the current year were effected by the decline in the euro relative to the U.S. dollar, reducing reported sales for Europe by approximately 6%. Europe sales include sales of Sangus from the date of acquisition, July 1, 2001.

Selling, General, and Administrative Expenses
Selling, general and administrative expenses were $23,542 in the first quarter of fiscal year 2002 compared to $22,650 in the prior year's first quarter. Operating expenses of Sangus, severance costs incurred in the quarter and the full year impact of mid-year fiscal 2001 additions to staff accounted for the increase.

Interest and Other Expenses
Higher interest costs in fiscal 2002 compared to fiscal 2001 are due to increased borrowings primarily to finance business acquisitions during the latter part of fiscal 2001 and the first quarter of fiscal 2002.

Net Results
Net income for the quarter was $51,000 compared to $4.7 million in the prior year.

Liquidity and Capital Resources
Cash provided by operations was $10.1 million in the first quarter of fiscal 2002, compared to cash used in operations of $8.2 million in the prior year period. Accounts receivable decreased $13.8 million in 2002 and increased $7.1 million in 2001. Inventories increased by $663,000 compared to an increase in the prior year first quarter of $9.2 million.

Effective August 31, 2001, the Company increased its multi-currency revolving credit facility agreement to $111.3 million from $105.0 million. The agreement matures in July 2004 and bears interest at applicable LIBOR rates plus a margin, varying with certain financial performance criteria.

The Company's loan agreements contain various financial and operating covenants which set benchmark levels for tangible net worth, debt / tangible net worth ratio and annual debt service coverage. The Company was in compliance with these covenants at August 31, 2001.

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

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
Investors should consider carefully the following risk factors, in addition to the other information included in this quarterly report on Form 10-Q. All statements other than statements of historical facts included in this report are statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. The words "expect," "estimate," "anticipate," "predict," "believe" and similar expressions and variations thereof are intended to identify forward-looking statements. Such statements appear in a number of places in this report and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations; (ii) the Company's financing plans; (iii) the Company's business and growth strategies, including potential acquisitions; and (iv) other plans and objectives for future operations. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties and that actual results may differ materially from those predicted in the forward-looking statements or which may be anticipated from historical results or trends. In addition to the information contained in the Company's other filings with the Securities and Exchange Commission, factors which could affect future performance include, among others, the following:

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

Part II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

No material developments have occurred in the matters reported under the category "Legal Proceedings" in the Registrant's Report on Form 10-K for the fiscal year ended May 31, 2001.

ITEM 2. CHANGES IN SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits -

10 (a) Third Amendment to the Revolving Credit Agreement effective August 31, 2001 among various subsidiaries of Richardson Electronics, Ltd., various lending institutions, and Bank One, N.A. London Branch, as Euro Funding Agent and American National Bank and Trust Company of Chicago, as Administrative Agent.

10 (b) Share purchase agreement between Richardson Electronics, Ltd. and the principal officer's and directors of Sangus Holdings AB for the purchase of the Sangus Holdings AB dated July 19, 2001.

(b) Reports on Form 8-K - None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 12, 2001	RICHARDSON ELECTRONICS, LTD. By /S/William J. Garry William J. Garry Senior Vice President and Chief Financial Officer