Form 10-Q
period 2001-11-30
RICHARDSON ELECTRONICS LTD/DE
filed 2002-01-14
CIK 355948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended _________November 30, 2001 __________

OR

[   ] TRANSITION REPORT PURSUANT TO SECTINO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period from __________________ to _____________________

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

YES [ X ]   NO [   ]

As of January 2, 2002, there were outstanding 12,294,210 shares of Common Stock, $.05 par value, inclusive of 1,623,270 shares held in treasury, and 3,206,812 shares of Class B Common Stock, $.05 par value, which are convertible into Common Stock on a share-for-share basis.

This Quarterly Report on Form 10-Q contains 18 pages. An exhibit index is at page 17.

Richardson Electronics, Ltd. and Subsidiaries
Form 10-Q
For the Three-Month Period Ended November 30, 2001

Richardson Electronics, Ltd. and Subsidiaries
Consolidated Condensed Balance Sheets
(in thousands)

	November 30 2001	May 31 2001
ASSETS	(Unaudited)
Current Assets:
Cash and equivalients	$ 15,291	$ 15,946
Receivables, less allowance of $2,640 and $2,639	81,221	90,069
Inventories	140,648	144,135
Other	20,267	19,329
Total current assets	257,427	269,479
Property, plant and equipment	53,704	50,884
Less accumulated depreciation	(24,844)	(22,131)
Property, plant and equipment, net	28,860	28,753
Other assets	29,873	23,282
Total assets	316,160	321,514
LIABILITES AND STOCKHOLDERS EQUITY
Current liabilities:
Accounts payable	$ 31,916	$ 28,491
Accrued expenses	13,873	15,347
Notes payable and current portion of long-term debt	54	205
Total current liabilities	45,843	44,043
Long-term debt, less current portion	145,595	155,134
Deferred income taxes	7,248	7,492
Non-current liabilities	5,309	5,300
Total liabilities	203,995	211,969
Stockholders' equity:
Common stock, $.05 par value; issued 10,380 at August 31, 2001 and 10,263 at May 31, 2001	603	599
Class B common stock, convertible, $.05 par value; issued 3,207 at August 31, 2001 and at May 31, 2001	160	160
Additional paid-in capital	90,145	88,877
Common stock in treasury, at cost; 1,632 shares at August 31, 2001 and 1,708 at May 31, 2001	(9,569)	(10,068)
Retained earnings	50,125	49,834
Foreign currency translation adjustment	(19,299)	(19,857)
Total stockholders' equity	112,165	109,545
Total liabilities and stockholders' equity	$ 316,160	$ 321,514

Richardson Electronics, Ltd. and Subsidiaries
Consolidated Condensed Income Statements
For the Three- and Six Month Periods Ended November 30, 2001 and 2000
(Unaudited) (in thousands, except per share amounts)

	Three Months		Six Months
	2001	2000	2001	2000
Net sales	$ 115,499	$ 132,019	$ 220,180	$ 253,114
Cost of products sold	87,118	97,486	165,325	186,592
Gross margin	28,381	34,533	54,855	66,522
Selling, general and administrative expenses	23,312	24,102	46,854	46,752
Operating income	5,069	10,431	8,001	19,770
Other (income) expense:
Interest expense	2,874	2,649	5,847	5,124
Investment income	(70)	(66)	(271)	(108)
Other, net	205	(4)	288	22
	3,009	2,579	5,864	5,038
Income before Income taxes	2,060	7,852	2,137	14,732
Income taxes	744	2,660	770	4,860
Net income	1,316	5,192	1,367	9,872
Net income per share - basic:
Net income per share	$ .10	$ .39	$ .10	$ .74
Average shares outstanding	13,614	13,364	13,570	13,282
Net income per share - diluted:
Net income per share	$ .10	$ .34	$ .10	$ .66
Average shares outstanding	13,806	17,631	13,883	17,580
Dividends per common share	$ .04	$ .04	$ .08	$ .08
Comprehensive income:
Net income	$ 1,316	$ 5,192	$ 1,367	$ 9,872
Foreign currency translation	(867)	(2,227)	558	(3,146)
Comprehensive income	$ 449	$ 2,965	$ 1,925	$ 6,726

Richardson Electronics, Ltd. and Subsidiaries
Consolidated Condensed Statements of Cash Flows
For the Six-Month Periods Ended November 30, 2001 and 2000
(Unaudited) (in thousands)

	2001	2000
Operating Activites:
Net income	$ 1,367	$ 9,872
Non-cash charges to income:
Depreciation	2,698	2,740
Amortization of intangibles and financing costs	419	500
Deferred income taxes	(1)	(242)
Contribution to employee stock ownership plan	887	1,310
Total non-cash charges	4,003	4,308
Changes in working capital, net of effects of currency translation and business acquisitions
Accounts receivable	13,163	(18,638)
Inventories	4,136	(20,574)
Other current assets	(676)	(668)
Accounts payable	1,157	9,640
Other Liabilities	(2,876)	1,569
Net changes in working capital	14,904	(28,671)
Net cash provided by (used in) operating activities	20,274	(14,491)
Financing Activities:
Proceeds from borrowings	15,308	35,855
Payments on debt	(24,716)	(12,535)
Proceeds from stock issuance	643	3,278
Cash dividends	(1,076)	(1,039)
Net cash (used in) provided by financing activities	(9,841)	25,559
Investing Activities:
Capital expenditures	(2,766)	(4,621)
Business acquisitions	(8,634)	(1,997)
Investments, notes receivable and other	312	1,088
Net cash used in investing activities	(11,088)	(5,530)
(Decrease) Increase in cash and equivalents	(655)	5,538
Cash and equivalents at beginning of year	15,946	11,832
Cash and equivalents at end of period	$ 15,291	$ 17,370

Richardson Electronics, Ltd. and Subsidiaries
Notes to Consolidated Condensed Financial Statements
Three- and Six-Month Periods Ended November 30, 2001 and 2000
(Unaudited)

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

Note B -- Income Taxes
The income tax provisions for the three and six-month periods ended November 30, 2001 and November 30, 2000 are based on the estimated annual effective tax rates of 36% and 33%, respectively. In fiscal 2001, the effective rate was less than the U.S. federal statutory rate of 35% due to U.S. foreign sales corporation tax benefits and foreign taxes at other rates, partially offset by state income taxes. Foreign tax loss carryforwards that were fully utilized in fiscal 2001 are the primary reason for the higher effective tax rate in fiscal 2002.

Note C -- Calculation of Earnings per Share
Basic earnings per share is calculated by dividing net income by the weighted average number of Common and Class B Common shares outstanding. Diluted earnings per share is calculated by dividing net income (adjusted for interest savings, net of tax, on assumed bond conversions) by the actual shares outstanding and share equivalents that would arise from the exercise of stock options and the assumed conversion of convertible bonds when such assumptions have a dilutive effect on the calculation. Out-of-the-money (exercise price higher than market price) stock options are excluded from the calculation because they are anti-dilutive. The Company's 8 1/4% and 7 1/4% convertible debentures are excluded from the calculation in fiscal 2002 as assumed conversion would be anti-dilutive. The per share amounts presented in the Consolidated Condensed Income Statement are based on the following amounts (in thousands):

	Second Quarter		Six Months
	FY 2002	FY 2001	FY 2002	FY 2001
Numerator for basic EPS:
Net income	$ 1,316	$ 5,192	$ 1,367	$ 9,872
Denominator for basic EPS:
Beginning shares outstanding	13,470	12,987	13,470	12,987
Additional shares issued	144	377	100	295
Average shares outstanding	13,614	13,364	13,570	13,282
Numerator for diluted EPS:
Net income	$ 1,316	$ 5,192	$ 1,367	$ 9,872
Interest savings, net of tax, on assumed conversion of bonds	-	865	-	1,730
Adjusted net income	$ 1,316	$ 6,057	$ 1,367	$ 11,602
Denominator for diluted EPS:
Average shares outstanding	13,614	13,364	13,570	13,282
Effect of dilutive stock options	192	587	313	618
Assumed conversion of bonds	-	3,680	-	3,680
Average shares outstanding	13,806	17,631	13,883	17,580

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

Accounts receivable, inventory, goodwill and certain notes receivable are identified by SBU. Cash, net property, plant and equipment, and other assets are not identifiable by SBU. Accordingly, depreciation, amortization expense other than amortization of goodwill, and financing costs are not identifiable by SBU. Operating results for the three and six-month periods ended November 30, 2001 and November 30, 2000 and identifiable assets as of the end of the respective periods by SBU are summarized in the following table (in thousands):

Second Quarter	Sales	Margin	Contribution	Assets
FY 2002
Wireless	$ 53,077	$ 12,546	$ 7,481	$ 126,920
Industrial	18,750	6,164	4,521	40,194
Medical	10,394	2,287	1,205	22,422
Security	21,491	5,084	2,691	35,736
Display	10,769	2,714	1,516	22,368
Total	$ 114,481	$ 28,795	$ 17,414	$ 247,640
FY 2001
Wireless	$ 63,899	$ 16,950	$ 11,540	$ 115,716
Industrial	23,296	8,184	6,742	44,538
Medical	10,361	2,289	1,274	26,909
Security	21,979	5,102	2,585	35,443
Display	11,544	2,725	1,508	21,983
Total	$ 131,079	$ 35,250	$ 23,649	$ 244,589

A reconciliation of sales, gross margin, direct operating contribution and assets to the relevant consolidated amounts follows. (Other assets include miscellaneous receivables, manufacturing inventories and sundry assets.) (in thousands):

	First Quarter		Six Months
	FY2002	FY2001	FY2002	FY2001
Sales - segments total	$ 114,481	$ 131,079	$ 218,305	$ 251,185
Freight	1,018	940	1,875	1,929
Sales	$ 115,499	$ 132,019	$ 220,180	$ 253,114
Gross margin - segments total	$ 28,795	$ 35,250	$ 55,979	$ 67,654
Manufacturing variances and other costs	(414)	(717)	(1,124)	(1,132)
Gross Margin	$ 28,381	$ 34,533	$ 54,855	$ 66,522
Segment profit contribution	$ 17,414	$ 23,649	$ 32,050	$ 45,294
Manufacturing variances and other costs	(414)	(717)	(1,124)	(1,132)
Regional selling expenses	(3,590)	(4,225)	(7,436)	(8,271)
Administrative expenses	(8,341)	(8,276)	(15,489)	(16,121)
Operating income	$ 5,069	$ 10,431	$ 8,001	$ 19,770
Segment assets	$ 247,640	$ 244,589
Cash and equivalents	15,291	17,370
Other current assets	20,267	15,034
Net property	28,860	27,596
Other assets	4,102	4,780
Total assets	$ 316,160	$ 309,369

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

Results of Operations

Sales and Gross Margin
The severe economic slow down effected the comparison of sales and operating results for the second quarter of fiscal 2002 against the prior year. Net sales for the second quarter of fiscal 2002 were $115.5 million compared to last year's second quarter of $132.0 million. Sales for the six-month period of fiscal 2002 were $220.2 million compared to the same period of the prior year of $253.1 million. However, sequential quarterly trends were positive as sales in the second quarter of fiscal 2002 increased 10.3% over the first quarter. Gross margin as a percent of sales in fiscal 2002 were effected by manufacturing variances from lower utilization rates and lower markups on an expanding Wireless customer base primarily in Asia Pacific. Sales, percentage changes from the prior year, gross margins and gross margin percent of sales by SBU are summarized in the following table. Gross margins for each SBU include provisions for returns and overstock. Provisions for LIFO, manufacturing charges and other costs are included under the caption "Corporate" (in thousands).

	Sales			Gross Margin
Second Quarter	FY 2002	FY 2001	% Change	FY 2002	GM % of Sales	FY 2001	GM % of Sales
Wireless	$ 53,077	$ 63,899	-16.9%	$ 12,546	23.6%	$ 16,950	26.5%
Industrial	18,750	23,296	-19.5%	6,164	32.9%	8,184	35.1%
Medical	10,394	10,361	0.3%	2,287	22.0%	2,289	22.1%
Security	21,491	21,979	- 2.2%	5,084	23.7%	5,102	23.2%
Display	10,769	11,544	- 6.7%	2,714	25.2%	2,725	23.6%
Corporate	1,018	940		(414)		(717)
Total	$ 115,499	$ 132,019	-12.5%	$ 28,381	24.6%	$ 34,533	26.2%
First Six Months
Wireless	$ 97,540	$ 121,005	-19.4%	$ 23,736	24.3%	$ 32,002	26.4%
Industrial	37,534	45,827	-18.1%	12,561	33.5%	16,178	35.3%
Medical	19,728	20,257	- 2.6%	4,481	22.7%	4,496	22.2%
Security	41,880	42,644	- 1.8%	9,869	23.6%	9,909	23.2%
Display	21,623	21,452	0.8%	5,332	24.7%	5,069	23.6%
Corporate	1,875	1,929		(1,124)		(1,132)
Total	$ 220,180	$ 253,114	- 13.0%	$ 54,855	24.9%	$ 66,522	26.3%

Wireless' second quarter sales decreased 16.9% from fiscal 2001 levels, reflecting lower demand primarily in the North American telecommunications industry and the general state of the economy. Gross margins as a percent of sales decreased from 26.5% in the prior year's second quarter to 23.6% in the second quarter of fiscal 2002 due to lower operating efficiency in the Company's engineering design and assembly facilities as well as lower markups on an expanded customer base in Asia Pacific. In July 2001, the Company purchased Sangus Holdings AB (Sangus), which serves the Nordic countries of Sweden, Finland, Denmark, and Norway. Second quarter and year-to-date sales results include sales recorded by Sangus from the date of acquisition of $3.7 million and $5.4 million, respectively.

Industrial's second quarter sales decreased 19.5% from the prior year's second quarter due to general economic conditions and softness in the demand for equipment used in the manufacture of semiconductors. Gross margins declined from 35.1% to 32.9% due to several large volume contracts at lower margins and product mix.

Medical's sales and gross margins in the second quarter of fiscal 2002 were essentially comparable to the prior year.

Security's second quarter sales decreased 2.2% from the prior year's second quarter while gross margins as a percent of sales increased from 23.2% in the second quarter of fiscal 2001 to 23.7% in the second quarter of the current fiscal year.

Second quarter sales for Display decreased 6.7% in fiscal 2002 from 2001 levels. Gross margins as a percent of sales increased to 25.2% in fiscal 2002 from 23.6% in fiscal 2001, reflecting improved margins on monitor sales.

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

	Sales			Gross Margin
Second Quarter	FY 2002	FY 2001	% Change	FY 2002	GM % of Sales	FY 2001	GM % of Sales
North America	$ 61,984	$ 82,251	- 24.6%	$ 15,785	25.5%	$ 20,795	25.3%
Europe	24,697	25,330	- 2.5%	6,446	26.1%	7,774	30.7%
Asia/Pacific	18,299	13,642	34.1%	4,091	22.4%	4,285	31.4%
Latin America	7,545	6,845	10.2%	1,998	26.5%	1,838	26.9%
Other	1,956	3,011	- 35.0%	475	24.3%	558	18.5%
Corporate	1,018	940		(414)		(717)
Total	$ 115,499	$ 132,019	- 12.5%	$ 28,381	24.6%	$ 34,533	26.2%
First Six Months
North America	$ 123,462	$ 160,621	- 23.1%	$ 31,559	25.6%	$ 41,298	25.7%
Europe	45,472	46,626	- 2.5%	12,135	26.7%	13,782	29.6%
Asia/Pacific	31,373	25,352	23.7%	7,486	23.9%	7,736	30.5%
Latin America	14,252	12,959	10.0%	3,879	27.2%	3,557	27.4%
Other	3,746	5,627	- 33.4%	920	24.6%	1,281	22.8%
Corporate	1,875	1,929		(1,124)		(1,132)
Total	$ 220,180	$ 253,114	- 13.0%	$ 54,855	24.9%	$ 66,522	26.3%

North America sales declined 24.6% in the second quarter from the prior year, primarily due to the general economic slowdown. Asia Pacific sales increased by 34.1% in the second quarter while gross margins as a percent of sales declined from 31.4% to 22.4% in the same period; both related to an expanded customer base in Wireless at lower margins. Latin American sales increased 10.2% from the prior year's second quarter as a result of sales growth in both Wireless and Display products. Europe sales include sales of Sangus from the date of acquisition, July 1, 2001.

Selling, General, and Administrative Expenses
Selling, general and administrative expenses were $23,312 in the second quarter of fiscal 2002 compared to $24,102 in the prior year's second quarter. Operating expenses of Sangus, severance costs incurred in the quarter and the full year impact of mid-year fiscal 2001 personnel additions accounted for the increase mitigated by reduced spending on personnel additions, travel, entertainment, advertising, and other discretionary costs.

Interest and Other Expenses
Higher interest costs in fiscal 2002 compared to fiscal 2001 are due to increased borrowings primarily to finance business acquisitions during the latter part of fiscal 2001 and the first quarter of fiscal 2002.

Net Results
Net income for the second quarter was $1.3 million compared to $5.2 million in the second quarter of the prior year. Net income for the six-month period was $1.4 million compared to $9.9 million in the prior year.

Liquidity and Capital Resources
Cash provided by operations was $20.3 million in the first six months of fiscal 2002, compared to cash used in operations of $14.5 million in the prior year. Accounts receivable decreased $13.2 million in the first six months of fiscal 2002 and increased $18.6 million in the first six months of fiscal 2001. In the first six months of fiscal 2002, inventories decreased by $4.1 million compared to an increase in the same period in the prior year of $20.6 million. Fluctuations in receivables and inventories are primarily a function of sales levels.

Effective August 31, 2001, the Company increased its multi-currency revolving credit facility agreement to $111.3 million from $105.0 million. The agreement matures in July 2004 and bears interest at applicable LIBOR rates plus a margin, varying with certain financial performance criteria.

The Company's loan agreements, as amended, contain various financial and operating covenants which set benchmark levels for tangible net worth, debt / tangible net worth ratio and annual debt service coverage. The Company was in compliance with these covenants at November 30, 2001.

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

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits -

10 (a) Fourth Amendment to the Revolving Credit Agreement effective November 29, 2001 among various subsidiaries of Richardson Electronics, Ltd., various lending institutions, and Bank One, N.A. London Branch, as Euro Funding Agent and American National Bank and Trust Company of Chicago, as Administrative Agent.

10 (b) Second Amendment to the Loan Agreement effective November 29, 2001 between Richardson Electronics, Ltd. and American National Bank and Trust Company of Chicago, Harris Trust and Savings Bank, LaSalle Bank National Association, and National City Bank, as Lenders and American National Bank and Trust Company of Chicago, as Agent.

(b) Reports on Form 8-K - None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 14, 2002	RICHARDSON ELECTRONICS, LTD. By _\S\ Willian J. Garry _ William J. Garry Senior Vice President and Chief Financial Officer