Form 10-Q/A
period 2001-11-30
RICHARDSON ELECTRONICS LTD/DE
filed 2002-01-25
CIK 355948

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
Form 10-Q
For the Three- and Six-Month Period Ended November 30, 2001

Richardson Electronics, Ltd. and Subsidiaries
Consolidated Condensed Balance Sheets
(in thousands)

	November 30 2001	May 31 2001
ASSETS	(Unaudited)
Current Assets:
Cash and equivalients	$ 15,291	$ 15,946
Receivables, less allowance of $3,011 and $2,639	81,221	90,069
Inventories	140,648	144,135
Other	20,267	19,329
Total current assets	257,427	269,479
Property, plant and equipment	53,704	50,884
Less accumulated depreciation	(24,844)	(22,131)
Property, plant and equipment, net	28,860	28,753
Other assets	29,873	23,282
Total assets	$ 316,160	$ 321,514
LIABILITES AND STOCKHOLDERS EQUITY
Current liabilities:
Accounts payable	$ 31,916	$ 28,491
Accrued expenses	13,873	15,347
Notes payable and current portion of long-term debt	54	205
Total current liabilities	45,843	44,043
Long-term debt, less current portion	145,595	155,134
Deferred income taxes	7,248	7,492
Non-current liabilities	5,309	5,300
Total liabilities	203,995	211,969
Stockholders' equity:
Common stock, $.05 par value; issued 12,065 shares at November 30, 2001 and 11,971 shares at May 31, 2001	603	599
Class B common stock, convertible, $.05 par value; issued 3,207 shares at November 30, 2001 and at May 31, 2001	160	160
Additional paid-in capital	90,145	88,877
Common stock in treasury, at cost; 1,623 shares at November 30, 2001 and 1,708 at May 31, 2001	(9,569)	(10,068)
Retained earnings	50,125	49,834
Foreign currency translation adjustment	(19,299)	(19,857)
Total stockholders' equity	112,165	109,545
Total liabilities and stockholders' equity	$ 316,160	$ 321,514

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

Richardson Electronics, Ltd. and Subsidiaries
Consolidated Condensed Statements of Cash Flows
For the Six-Month Periods Ended November 30, 2001 and 2000
(Unaudited) (in thousands)

	2001	2000
Operating Activites:
Net income	$ 1,367	$ 9,872
Non-cash charges to income:
Depreciation	2,698	2,740
Amortization of intangibles and financing costs	419	500
Deferred income taxes	(1)	(242)
Contribution to employee stock ownership plan	887	1,310
Total non-cash charges	4,003	4,308
Changes in working capital, net of effects of currency translation and business acquisitions
Accounts receivable	13,163	(18,638)
Inventories	4,136	(20,574)
Other current assets	(676)	(668)
Accounts payable	1,157	9,640
Other Liabilities	(2,876)	1,569
Net changes in working capital	14,904	(28,671)
Net cash provided by (used in) operating activities	20,274	(14,491)
Financing Activities:
Proceeds from borrowings	15,308	35,855
Payments on debt	(24,716)	(12,535)
Proceeds from stock issuance	643	3,278
Cash dividends	(1,076)	(1,039)
Net cash provided by (used in) financing activities	(9,841)	25,559
Investing Activities:
Capital expenditures	(2,766)	(4,621)
Business acquisitions	(8,634)	(1,997)
Other	312	1,088
Net cash used in investing activities	(11,088)	(5,530)
Increase (Decrease) in cash and equivalents	(655)	5,538
Cash and equivalents at beginning of year	15,946	11,832
Cash and equivalents at end of period	$ 15,291	$ 17,370

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

Richardson Electronics, Ltd. and Subsidiaries
Notes to Consolidated Condensed Financial Statements
Three- and Six-Month Periods Ended November 30, 2001 and 2000
(Unaudited)

Six Months	Sales	Margin	Contribution	Assets
FY 2002
Wireless	$ 97,540	$ 23,736	$ 12,537	$ 126,920
Industrial	37,534	12,561	9,293	40,194
Medical	19,728	4,481	2,282	22,422
Security	41,880	9,869	5,096	35,736
Display	21,623	5,332	2,842	22,368
Total	$ 218,305	$ 55,979	$ 32,050	$ 247,640
FY 2001
Wireless	$ 121,005	$ 32,002	$ 21,915	$ 115,716
Industrial	45,827	16,178	13,349	44,538
Medical	20,257	4,496	2,589	26,909
Security	42,644	9,909	4,825	35,443
Display	21,452	5,069	2,616	21,983
Total	$ 251,185	$ 67,654	$ 45,294	$ 244,589

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

The Company sells its products to customers in a wide range of industries and performs periodic credit evaluations of their financial condition. Terms are generally on open account, payable net 30 days in North America and Latin America, and vary throughout Europe and the Far East. Estimates of credit losses are recorded in the financial statements based on periodic reviews of outstanding accounts.

Management's Discussion and Analysis
of Results of Operations and Financial Condition
Three- and Six-Month Periods Ended November 30, 2001 and 2000
(Unaudited)

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