Form 10-Q
period 2002-02-28
RICHARDSON ELECTRONICS LTD/DE
filed 2002-04-16
CIK 355948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended _________February 28, 2002 __________

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

YES [ X ]   NO [   ]

As of April 2, 2002, there were outstanding 12,329,972 shares of Common Stock, $.05 par value, inclusive of 1,631,830 shares held in treasury, and 3,206,812 shares of Class B Common Stock, $.05 par value, which are convertible into Common Stock on a share-for-share basis.

This Quarterly Report on Form 10-Q contains 19 pages. An exhibit index is at page 19.

Richardson Electronics, Ltd. and Subsidiaries
Form 10-Q
For the Three- and Nine-Month Periods Ended February 28, 2002

Richardson Electronics, Ltd. and Subsidiaries
Consolidated Condensed Balance Sheets
(in thousands)

	February 28 2002	May 31 2001
ASSETS	(Unaudited)
Current Assets:
Cash and equivalients	$ 19,046	$ 15,946
Receivables, less allowance of $2,539 and $2,639	82,442	90,069
Inventories	127,327	144,135
Other (Note B)	26,627	19,329
Total current assets	255,442	269,479
Property, plant and equipment	53,525	50,884
Less accumulated depreciation	(25,569)	(22,131)
Property, plant and equipment, net	27,956	28,753
Other assets	29,711	23,282
Total assets	$ 313,109	$ 321,514
LIABILITES AND STOCKHOLDERS EQUITY
Current liabilities:
Accounts payable	$ 31,417	$ 28,491
Accrued expenses	12,418	15,347
Notes payable and current portion of long-term debt	52	205
Total current liabilities	43,887	44,043
Long-term debt, less current portion	148,807	155,134
Deferred income taxes	7,280	7,492
Non-current liabilities	5,036	5,300
Total liabilities	205,010	211,969
Stockholders' equity:
Common stock, $.05 par value; issued 12,081 shares at February 28, 2002 and 11,971 shares at May 31, 2001	604	599
Class B common stock, convertible, $.05 par value; issued 3,207 shares at February 28, 2002 and at May 31, 2001	160	160
Additional paid-in capital	90,291	88,877
Common stock in treasury, at cost; 1,632 shares at February 28, 2002 and 1,708 at May 31, 2001	(9,669)	(10,068)
Retained earnings	46,755	49,834
Foreign currency translation adjustment	(20,042)	(19,857)
Total stockholders' equity	108,099	109,545
Total liabilities and stockholders' equity	$ 313,109	$ 321,514

Richardson Electronics, Ltd. and Subsidiaries
Consolidated Condensed Income Statements
For the Three- and Nine- Month Periods Ended February 28, 2002 and 2001
(Unaudited) (in thousands, except per share amounts)

	Three Months		Nine Months
	2002	2001	2002	2001
Net sales	$ 109,431	$ 126,342	$ 329,611	$ 379,456
Cost of products sold	83,151	93,573	248,476	280,165
Gross margin	26,280	32,769	81,135	99,291
Selling, general and administrative expenses	23,427	23,691	70,281	70,443
Operating income	2,853	9,078	10,854	28,848
Other (income) expense:
Interest expense	2,751	2,903	8,598	8,027
Investment income	(14)	(124)	(285)	(232)
Other, net (Note B)	4,551	87	4,839	109
	7,288	2,866	13,152	7,904
Income (loss) before income taxes	(4,435)	6,212	(2,298)	20,944
Income tax provision (benefit)	(1,598)	2,040	(828)	6,900
Net (loss) income	(2,837)	4,172	(1,470)	14,044
Net income (loss) per share - basic:
Net income (loss) per share	$ (.21)	$ .31	$ (.11)	$ 1.05
Average shares outstanding	13,656	13,372	13,599	13,312
Net income (loss) per share - diluted:
Net income (loss) per share	$ (.21)	$ .29	$ (.11)	$ .95
Average shares outstanding	13,656	17,591	13,599	17,583
Dividends per common share	$ .04	$ .04	$ .12	$ .12
Comprehensive income (loss):
Net income (loss)	$ (2,837)	$ 4,172	$ (1,470)	$ 14,044
Foreign currency translation	(743)	869	(185)	(2,277)
Comprehensive income (loss)	$ (3,580)	$ 5,041	$ (1,655)	$ 11,767

Richardson Electronics, Ltd. and Subsidiaries
Consolidated Condensed Statements of Cash Flows
For the Nine-Month Periods Ended February 28, 2002 and 2001
(Unaudited) (in thousands)

	2002	2001
Operating Activites:
Net income (loss)	$ (1,470)	$ 14,044
Non-cash charges to income:
Depreciation	4,158	4,344
Amortization of intangibles and financing costs	489	634
Deferred income taxes	(182)	(53)
Contribution to employee stock ownership plan and other	1,147	1,310
Charge related to disposition of a business	4,551	-
Total non-cash charges	10,163	6,235
Changes in working capital, net of effects of currency translation and business acquisitions:
Accounts receivable	11,069	(16,031)
Inventories	8,377	(31,324)
Other current assets	(7,240)	(2,801)
Accounts payable	1,075	1,884
Other Liabilities	(5,645)	1,636
Net changes in working capital	7,636	(46,636)
Net cash provided by (used in) operating activities	16,329	(26,357)
Financing Activities:
Proceeds from borrowings	19,407	53,881
Payments on debt	(25,333)	(13,084)
Proceeds from stock issuance	671	3,278
Cash dividends	(1,609)	(1,561)
Net cash provided by (used in) financing activities	(6,864)	42,514
Investing Activities:
Capital expenditures	(4,112)	(6,329)
Business acquisitions	(8,716)	(7,166)
Proceeds from sale of business	6,261	-
Other	202	1,388
Net cash used in investing activities	(6,365)	(12,107)
Increase in cash and equivalents	3,100	4,050
Cash and equivalents at beginning of year	15,946	11,832
Cash and equivalents at end of period	$ 19,046	$ 15,882

Richardson Electronics, Ltd. and Subsidiaries
Notes to Consolidated Condensed Financial Statements
Three- and Nine-Month Periods Ended February 28, 2002 and 2001
(Unaudited)

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

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment testing in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives.

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2003. Application of the non-amortization provisions of the statement is expected to result in an increase in pre-tax income of approximately $500,000 in fiscal 2003. During fiscal 2003, Company management will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets, and accordingly, has not yet determined the impact, if any, such review will have on the earnings and financial position of the Company.

Note B -- Disposal of Product Line
On February 22, 2002, the Company sold certain assets of its Medical Systems Group (Medical), specifically, assets related to its glassware product line (Glassware) which represented about half of the Company's Medical revenues. Proceeds from the sale were $6.3 million. Liquidation of assets and liabilities associated with Glassware but retained by the Company, is estimated to generate approximately an additional $3.0 million in cash. A provision was recorded in the third quarter in "Other Expenses" in the accompanying Consolidated Condensed Income Statement of $4.6 million, for the disposition of certain Glassware inventories not included in the sale as well as warranty, severance and leasehold costs. As of February 28, 2002, a receivable of $4.9 million was included in other current assets in the Consolidated Condensed Balance Sheet representing the balance owed from the sale of Glassware. Of the balance, $4.1 million has been received subsequent to February 28, 2002 with the remainder due before June 24, 2002.

Remaining operations of Medical are primarily related to the design and sale of medical monitor and associated display products and systems. Subsequent to the sale of Glassware, this business has been integrated with and will be reported as part of the Display Systems Group.

Note C -- Income Taxes
The income tax provision (benefit) for the three- and nine-month periods ended February 28, 2002 and February 28, 2001 are based on the estimated annual effective tax rates of 36% and 33%, respectively. In fiscal 2001, the effective rate was less than the U.S. federal statutory rate of 35% due to U.S. foreign sales corporation tax benefits and foreign taxes at other rates, partially offset by state income taxes. Foreign tax loss carryforwards that were fully utilized in fiscal 2001 are the primary reason for the higher effective tax rate in fiscal 2002.

Note D -- Calculation of Earnings per Share
Basic earnings per share is calculated by dividing net income by the weighted average number of Common and Class B Common shares outstanding. Diluted earnings per share is calculated by dividing net income (adjusted for interest savings, net of tax, on assumed bond conversions) by the actual shares outstanding and share equivalents that would arise from the exercise of stock options and the assumed conversion of convertible bonds when such assumptions have a dilutive effect on the calculation. Out-of-the-money (exercise price higher than market price) stock options are excluded from the calculation because they are anti-dilutive. All share equivalents are excluded from the calculation in fiscal 2002 as assumed conversion or exercise would be anti-dilutive. The per share amounts presented in the Consolidated Condensed Income Statement are based on the following amounts (in thousands):

	Third Quarter		Nine Months
	FY 2002	FY 2001	FY 2002	FY 2001
Numerator for basic EPS:
Net income (loss)	$ (2,837)	$ 4,172	$ (1,470)	$ 14,044
Denominator for basic EPS:
Beginning shares outstanding	13,614	13,378	13,470	12,987
Additional shares issued	42	(6)	129	325
Average shares outstanding	13,656	13,372	13,599	13,312
Numerator for diluted EPS:
Net income (loss)	$ (2,837)	$ 4,172	$ (1,470)	$ 14,044
Interest savings, net of tax, on assumed conversion of bonds	-	865	-	2,595
Adjusted net income	$ (2,837)	$ 5,037	$ (1,470)	$ 16,639
Denominator for diluted EPS:
Average shares outstanding	13,656	13,372	13,599	13,312
Effect of dilutive stock options	-	539	-	591
Assumed conversion of bonds	-	3,680	-	3,680
Average shares outstanding	13,656	17,591	13,599	17,583

Note E -- Industry and Market Information
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

Industrial serves a broad range of customers including the steel, automotive, textile, plastics, semiconductor and transportation industries.

Medical serves the medical imaging market, providing system upgrade and integration services in addition to a wide range of diagnostic imaging components (See Note B).

Display provides custom display solutions and system integration services for the public information, financial, point-of-sale and general data display markets.

Security is a full-line distributor of closed circuit television (CCTV), fire, burglary, access control, sound, and communication products and accessories.

SBUs are managed by Vice Presidents and General Managers who report to the President and Chief Operating Officer. The President evaluates performance and allocates resources, in part, based on the direct operating contribution of each SBU. Direct operating contribution is defined as gross margin less product management and direct selling expenses. In North America and Europe, the sales force is organized by SBU and, accordingly, these costs are included in direct expenses. In Latin America, Asia / Pacific and the rest of the world, some of the regional sales force is shared and, accordingly, is not included in direct expenses. Administrative expenses including finance, legal, information technology, human resources, logistics and facility costs are not allocated to SBU results. Inter-segment sales are not significant.

Accounts receivable, inventory, goodwill and certain notes receivable are identified by SBU. Cash, net property, plant and equipment, and other assets are not identifiable by SBU. Accordingly, depreciation, amortization expense other than amortization of goodwill, and financing costs are not identifiable by SBU. Operating results for the three- and nine-month periods ended February 28, 2002 and February 28, 2001 and identifiable assets as of the end of the respective periods by SBU are summarized in the following table (in thousands):

Third Quarter	Sales	Margin	Contribution	Assets
FY 2002
Wireless	$ 48,911	$ 11,081	$ 5,536	$ 126,309
Industrial	17,486	5,644	4,022	42,991
Medical	8,946	1,999	894	11,366
Security	21,353	4,967	2,626	34,766
Display	11,613	3,185	1,941	22,934
Total	$ 108,309	$ 26,876	$ 15,019	$ 238,366
FY 2001
Wireless	$ 64,450	$ 16,435	$ 11,175	$ 129,904
Industrial	21,230	7,256	5,721	48,144
Medical	9,684	2,084	837	26,369
Security	19,844	4,520	1,643	35,107
Display	10,264	2,425	1,118	22,275
Total	$ 125,472	$ 32,720	$ 20,494	$ 261,799

Nine Months	Sales	Margin	Contribution	Assets
FY 2002
Wireless	$ 146,451	$ 34,817	$ 18,073	$ 126,309
Industrial	55,020	18,205	13,315	42,991
Medical	28,674	6,480	3,176	11,366
Security	63,233	14,836	7,722	34,766
Display	33,236	8,517	4,783	22,934
Total	$ 326,614	$ 82,855	$ 47,069	$ 238,366
FY 2001
Wireless	$ 185,455	$ 48,437	$ 33,090	$ 129,904
Industrial	67,057	23,434	19,070	48,144
Medical	29,941	6,580	3,426	26,369
Security	62,488	14,429	5,670	35,107
Display	31,716	7,494	3,734	22,275
Total	$ 376,657	$ 100,374	$ 64,990	$ 261,799

A reconciliation of sales, gross margin, direct operating contribution and assets to the relevant consolidated amounts follows. (Other assets include miscellaneous receivables, manufacturing inventories and sundry assets.) (in thousands):

	Third Quarter		Nine Months
	FY2002	FY2001	FY2002	FY2001
Sales - segments total	$ 108,309	$ 125,472	$ 326,614	$ 376,657
Freight	1,122	870	2,997	2,799
Sales	$ 109,431	$ 126,342	$ 329,611	$ 379,456
Gross margin - segments total	$ 26,876	$ 32,720	$ 82,855	$ 100,374
Manufacturing variances and other costs	(596)	49	(1,720)	(1,083)
Gross Margin	$ 26,280	$ 32,769	$ 81,135	$ 99,291
Segment profit contribution	$ 15,019	$ 20,494	$ 47,069	$ 64,990
Manufacturing variances and other costs	(596)	49	(1,720)	(1,083)
Regional selling expenses	(3,840)	(4,107)	(11,276)	(12,378)
Administrative expenses	(7,730)	(7,358)	(23,219)	(22,681)
Operating income	$ 2,853	$ 9,078	$ 10,854	$ 28,848
Segment assets	$ 238,366	$ 261,799
Cash and equivalents	19,046	15,882
Other current assets	26,627	19,798
Net property	27,956	27,907
Other assets	1,114	5,368
Total assets	$ 313,109	$ 330,754

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

Results of Operations

Management's Discussion and Analysis of
Results of Operations and Financial Condition
Three- and Nine-Month Periods Ended February 28, 2002 and 2001
(Unaudited)

Sales and Gross Margin
Net sales for the third quarter of fiscal 2002 were $109.4 million compared to last year's third quarter of $126.3 million. Sales for the nine-month period of fiscal 2002 were $329.6 million compared to the same period the prior year of $379.5 million. Soft economic conditions affected the comparison of sales and operating results for the third quarter and nine months of fiscal 2002 against the prior year. Gross margins as a percent of sales in fiscal 2002 were effected by lower markups on an expanding Wireless customer base primarily in Asia Pacific. Sales, percentage changes from the prior year, gross margins and gross margin percent of sales by SBU are summarized in the following table. Gross margins for each SBU include provisions for returns and overstock. Provisions for LIFO, manufacturing charges and other costs are included under the caption "Corporate" (in thousands).

	Sales			Gross Margin
Third Quarter	FY 2002	FY 2001	% Change	FY 2002	GM % of Sales	FY 2001	GM % of Sales
Wireless	$ 48,911	$ 64,450	-24.1%	$ 11,081	22.7%	$ 16,435	25.5%
Industrial	17,486	21,230	-17.6%	5,644	32.3%	7,256	34.2%
Medical	8,946	9,684	-7.6%	1,999	22.3%	2,084	21.5%
Security	21,353	19,844	7.6%	4,967	23.3%	4,520	22.8%
Display	11,613	10,264	13.1%	3,185	27.4%	2,425	23.6%
Corporate	1,122	870		(596)		49
Total	$ 109,431	$ 126,342	-13.4%	$ 26,280	24.0%	$ 32,769	25.9%
First Nine Months
Wireless	$ 146,451	$ 185,455	-21.0%	$ 34,817	23.8%	$ 48,437	26.1%
Industrial	55,020	67,057	-18.0%	18,205	33.1%	23,434	34.9%
Medical	28,674	29,941	- 4.2%	6,480	22.6%	6,580	22.0%
Security	63,233	62,488	1.2%	14,836	23.5%	14,429	23.1%
Display	33,236	31,716	4.8%	8,517	25.6%	7,494	23.6%
Corporate	2,997	2,799		(1,720)		(1,083)
Total	$ 329,611	$ 379,456	- 13.1%	$ 81,135	24.6%	$ 99,291	26.2%

Wireless' third quarter sales decreased 24.1% from fiscal 2002 levels, reflecting lower demand primarily in the North American telecommunications industry and the general state of the economy offset by growth in Asia Pacific and revenues of an acquired business discussed below. Gross margins as a percent of sales decreased from 25.5% in the prior year's third quarter to 22.7% in the third quarter of fiscal 2002 primarily from the contribution of Asia Pacific revenues at lower margins. Asia Pacific growth has been fueled by several key manufacturers transferring responsibility for certain of their customers to the Company. While the initial transfer of business is of lower margin commodity products, the Company expects to build on these relationships and improve margins by increasing the sale of products incorporating engineered solutions. Nine-month results reflect the same sales and gross margin trends as the third quarter. In July 2001, the Company purchased Sangus Holdings AB (Sangus), which serves the Nordic countries of Sweden, Finland, Denmark, and Norway. Third quarter and year-to-date sales results include revenues recorded by Sangus from the date of acquisition of $1.7 million and $7.1 million, respectively.

Industrial's third quarter sales decreased 17.6% from the prior year's third quarter due to general economic conditions and softness in the demand for equipment used in the manufacture of semiconductors. Gross margins declined from 34.2% to 32.3% due to several large volume contracts at lower margins and product mix. Results for the nine-months reflect the same sales and gross margin trends as the third quarter.

Medical's sales decreased 7.6% from the prior year's third quarter due to general economic conditions. Gross margins increased to 22.3% in the third quarter of fiscal 2002 compared to 21.5% in the third quarter of the prior year as margins on medical monitor sales strengthened. On February 22, 2002, the Company completed the sale of the Glassware product line which recorded sales of $3.9 million in the quarter and $11.9 million in the nine months ended February 28, 2002. Medical monitors and associated display products representing the majority of the balance of the Medical business has been integrated with the Display Systems Group subsequent to the sale.

Security's third quarter sales increased 7.6% from the prior year's third quarter because of heighten concerns over security and an acceleration in the conversion from analogue to digital technology. Gross margins as a percent of sales increased from 22.8% in the third quarter of fiscal 2001 to 23.3% in the third quarter of the current fiscal year as higher margin digital technology products represented a larger percentage of sales. Gross margins trends for the nine-month period were similar to the third quarter.

Third quarter sales for Display increased 13.1% in fiscal 2002 from 2001 levels which includes a sale of $2.4 million to a customer of flat panel products. Gross margins as a percent of sales increased to 27.4% in fiscal 2002 from 23.6% in fiscal 2001, reflecting improved margins on monitor sales and the aforementioned sale. Sales and gross margins as a percent of sales in the nine-month period reflect increased sales and gross margin growth in the monitor business compared to the prior year as well as from the aforementioned sale.

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

	Sales			Gross Margin
Third Quarter	FY 2002	FY 2001	% Change	FY 2002	GM % of Sales	FY 2001	GM % of Sales
North America	$ 61,495	$ 77,749	- 20.9%	$ 15,428	25.1%	$ 19,808	25.5%
Europe	22,908	26,610	- 13.9%	6,020	26.3%	7,085	26.6%
Asia/Pacific	15,674	12,631	24.1%	3,356	21.4%	3,234	25.6%
Latin America	6,555	6,331	3.5%	1,665	25.4%	1,759	27.8%
Other	1,677	2,151	- 22.0%	407	24.3%	834	38.8%
Corporate	1,122	870		(596)		49
Total	$ 109,431	$ 126,342	- 13.4%	$ 26,280	24.0%	$ 32,769	25.9%
First Nine Months
North America	$ 184,957	$ 238,370	- 22.4%	$ 46,987	25.4%	$ 61,106	25.6%
Europe	68,380	73,236	- 6.6%	18,155	26.6%	20,867	28.5%
Asia/Pacific	47,047	37,983	23.9%	10,842	23.0%	10,970	28.9%
Latin America	20,807	19,290	7.9%	5,544	26.6%	5,316	27.6%
Other	5,423	7,778	- 30.3%	1,327	24.5%	2,115	27.2%
Corporate	2,997	2,799		(1,720)		(1,083)
Total	$ 329,611	$ 379,456	- 13.1%	$ 81,135	24.6%	$ 99,291	26.2%

North America sales declined 20.9% in the third quarter from last year's third quarter, primarily due to soft economic conditions. Europe sales declined 13.9% in the third quarter from last year's third quarter, primarily in Wireless partially offset by Sangus revenues post-acquisition. Europe sales include Sangus revenues from the date of acquisition, July 1, 2001. Asia Pacific sales increased by 24.1% in the third quarter while gross margins as a percent of sales declined from 25.6% to 21.4% in the same period; both related to an expanded customer base in Wireless at lower margins. Latin American sales increased 3.5% from the prior year's third quarter as a result of sales growth in both Wireless and Display products. Year-to-date sales and gross margins trends were similar to the third quarter.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses were $23.4 million in the third quarter of fiscal 2002 compared to $23.7 million in the prior year's third quarter. Reduced spending on personnel additions, travel, entertainment, advertising and other discretionary costs, partially offset by operating expenses of Sangus and the full year impact of mid-year fiscal 2001 personnel additions, accounted for the decrease in spending. Nine-month selling, general and administrative expenses are consistent with quarterly trends.

Interest and Other Expenses

Lower interest costs in the third quarter of fiscal 2002 compared to fiscal 2001 are due to lower average borrowing levels associated with reduced working capital requirements, particularly receivables and inventory. For the comparable nine-month periods, higher average borrowings in the current fiscal year compared to the prior year resulted in higher interest costs.

Other expense includes a charge of $4.6 million related to the sale of Glassware which was recorded to provide for the disposition of certain Glassware inventories not included in the sale, as well, as warranty, severance and leasehold costs.

Net Results

Net income for the third quarter of fiscal 2002 was $75,000 before the net charge of $2.9 million related to the sale of the Glassware product line, compared with net income of $4.2 million in the same quarter last year. Excluding the charge, net income for the nine-month period was $1.4 million compared with net income of $14.0 million in the nine-month period last year.

Liquidity and Capital Resources

Cash provided by operations was $16.3 million in the first nine months of fiscal 2002, compared to cash used in operations of $26.4 million in the prior year. Accounts receivable decreased by $11.1 million in the first nine months of fiscal 2002 and increased by $16.0 million in the first nine months of fiscal 2001. In the first nine months of fiscal 2002, inventories decreased by $8.4 million compared to an increase in the same period in the prior year of $31.3 million. Fluctuations in receivables and inventories are primarily a function of sales levels.
Effective August 31, 2001, the Company increased its multi-currency revolving credit facility agreement to $111.3 million from $105.0 million. The agreement matures in July 2004 and bears interest at applicable LIBOR rates plus a margin, varying with certain financial performance criteria.

The Company's loan agreements, as amended, contain various financial and operating covenants which set benchmark levels for tangible net worth, debt to tangible net worth ratio and annual debt service coverage. The Company was in compliance with these covenants at February 28, 2002.

Cash reserves, investments, funds from operations and credit lines are expected to be adequate to meet the operational needs and future dividends of the Company. The policy regarding payment of dividends is reviewed periodically by the Board of Directors in light of the Company's operating needs and capital structure.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment testing in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives.

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2003. Application of the non-amortization provisions of the statement is expected to result in an increase in pre-tax income of approximately $500,000 in fiscal 2003. During fiscal 2003, Company management will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets, and accordingly, has not yet determined the impact, if any, such review will have on the earnings and financial position of the Company.

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

Part II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On March 8, 2002, the Court in Panache Broadcasting of Pennsylvania v. Richardson Electronics, Ltd., et. al., Case No. 90 C 6400 in the United States District Court for the Northern District of Illinois, Eastern Division, gave preliminary approval to a Settlement Agreement that calls for the Company to issue non-transferable coupons for a 10% discount off the catalogue price on a single purchase order of certain tubes from the Company, up to a maximum coupon value of $200, that expires in 6 months, to those class members that do not elect to be excluded from the settlement.

A hearing is scheduled for June 6, 2002 for final approval of the settlement, which if granted will release the Company from all claims and causes of action with respect to the subject matter of the litigation by any class member that has not elected to be excluded from the settlement.
Other than the above mentioned development, no material developments have occurred in the matters reported under the category "Legal Proceedings" in the Registrant's Report on Form 10-K for the fiscal year ended May 31, 2001.

ITEM 2. CHANGES IN SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits -

10(a) Third amendment to amended and restated loan agreement effective February 28, 2002 between Richardson Electronics, Ltd., a Delaware Corporation, and American National Bank and Trust Company of Chicago, Harris Trust and Savings Bank, LaSalle Bank National Association, and National City Bank, as lenders, and American National Bank and Trust Company of Chicago, as agent.

(b) Reports on Form 8-K -

Form 8-K filed on January 16, 2002 reporting Richardson Electronics Announcement of Proposed Sale of Medical Glassware Business to Philips Medical Systems

Form 8-K filed on February 25, 2002 reporting Philips Acquisition of Medical Glassware Business from Richardson Electronics

Form 8-K filed on April 4, 2002 reporting Richardson's Third Quarter Fiscal 2002 Earnings

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 15, 2002	RICHARDSON ELECTRONICS, LTD. By _\S\ Willian J. Garry _ William J. Garry Senior Vice President and Chief Financial Officer