Form 10-K
period 2002-05-31
RICHARDSON ELECTRONICS LTD/DE
filed 2002-08-29
CIK 355948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) For the fiscal year ended May 31, 2002 OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED) For the transition period from to _____________________ to _______________________
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

As of August 20, 2002, there were outstanding 12,161,182 shares of Common Stock, $.05 par value, and 3,206,812 shares of Class B Common Stock, $.05 par value, which are convertible into Common Stock on a share for share basis, of the registrant and the aggregate market value of such shares, based on the reported last sale price of the Common Stock on such date, held by non-affiliates of the registrant was approximately $72,500,000.

Portions of the 2002 Annual Report to Stockholders of registrant for fiscal year ended May 31, 2002 are incorporated by reference in Parts I, II, and IV of this Report. Portions of the registrant’s Proxy Statement dated September 4, 2002 for the Annual Meeting of Stockholders scheduled to be held October 15, 2002, which will be filed pursuant to Regulation 14(A), are incorporated by reference in Part III of this Report. Except as specifically incorporated herein by reference, the above mentioned Annual Report to Stockholders and Proxy Statement are not deemed filed as part of this report.

The exhibit index is located at pages 16 through 25.

PART I

Item 1. Business
Introduction and Business Strategy

Richardson Electronics, Ltd. is a specialized global provider of engineered solutions serving the RF and wireless communications, industrial power conversion, security and display systems markets. The Company provides "engineered solutions" to its customers through product manufacturing, systems integration, prototype design and assembly, testing and logistics. The Company's products include radio frequency ("RF") and microwave components, power semiconductors, electron tubes, microwave generators, data display monitors and electronic security products and systems. These products are used to control, switch or amplify electrical power or signals, or as display, recording or alarm devices in a variety of industrial, communication, and security applications.

The Company's objective is to be the preeminent international supplier of niche electronic components to industrial and commercial users. To fulfill this objective, the Company employs the following basic strategies:

Capitalize on Engineering and Manufacturing Expertise. Richardson believes that its success is largely attributable to its core engineering and manufacturing competency and skill in identifying cost competitive solutions for its customers. Historically, the Company's primary business was the distribution and manufacture of electron tubes and it continues to be a major supplier of these products. The Company has small-scale manufacturing and prototype capabilities supported by engineering and manufacturing expertise. Richardson uses this expertise to identify engineered solutions for customers' applications, not only in electron tube technology but also in each product area in which it specializes. Approximately 50% of the Company's sales are derived from products the Company designed-in, engineered, modified, manufactured, tested, or sold under its own brand names.

Specialize in Selected Niche Markets. The Company specializes in selected niche markets that demand technical service and where price is not the primary competitive factor. Richardson seldom competes against commodity distributors. In many parts of its business, the Company's principal competitors are not other distributors but rather original equipment manufacturers ("OEMs"). The Company offers engineered solutions to its customers including the design, manufacturing and/or electrical or mechanical modification and distribution of approximately 80,000 products ranging in price from $1 to $100,000 each. The Company estimates that over 50% of its sales are attributable to products intended for replacement and repair applications, in contrast to use as components in new original equipment.

Leverage Customer Base. The Company strives to grow by offering new products to its existing customer base. The Company has followed the migration of its customers from electron tubes to newer technologies, primarily semiconductors. Sales of products other than electron tubes represented 81.3% of sales in the year ended May 31, 2002, compared to 56.9 % five years ago.

Maintain Superior Customer Service. The Company maintains more than 300,000 part numbers in its inventory database. More than 80% of all orders received by 6:00 p.m. are shipped complete the same day.

Provide Global Service. Richardson has kept pace with the globalization of the electronics industry and addresses the growing demands in lesser developed countries for modern business and industrial equipment, related parts, service and technical assistance. Today, the Company's operations are worldwide in scope through 69 sales offices, including 47 located outside of the United States. The Company has offices in 25 countries and authorized representatives in an additional 21 countries. In fiscal 2002, 54.1% of sales were to customers based outside of the United States. As Richardson continues to extend its geographic reach, the Company works with its vendors to include new geographies in its franchise agreements. In addition, Richardson's global presence is a competitive advantage and growth opportunity since many of its multinational customers prefer local support.

Maintain State-of-the-Art Information Systems. Through a global information systems network, all offices have real-time access to the Company's database including customer information, product cross-referencing, market analysis, stock availability and quotation activity. Customers have on-line access to product information and purchasing capability via Richardson's web site, www.rell.com and catalog at catalog.rell.com The Company offers electronic data interchange (EDI) to those customers requiring this service. All systems are available on a 24 hours a day, seven days a week schedule ("24/7"). The Company is committed to continually improve its technology, simultaneously improving efficiencies in asset utilization and reducing operating expenses as a percent of sales.

Growth Strategy

Richardson's long range plan for growth and profit maximization is defined in three broad categories, discussed in the following paragraphs:

Internal Growth. The Company believes that, in most circumstances, internal growth provides the best means of expanding its business. Both geographic and product line expansion have and will continue to be employed. In many instances, Richardson's original product line, electron tubes, provides the foundation for establishing new customer relationships, particularly in developing countries where older technologies are still predominately employed. From that base, the Company can identify and capitalize on new market opportunities for its other products. Over the last five years the Company has increased the number of sales offices to 69 to support its new business development efforts.

Expansion of the Company's product offerings is an on-going program. Of particular note, the following areas have, in recent years, generated significant sales gains: amplifiers, transmitters and pallets for wireless communication: microwave generators; flat panel displays and monitors; and digital CCTV security systems.

Continuous Operational Improvement. During the last five years, the Company embarked on a vigorous program to improve operating efficiencies and asset utilization. Incentive programs were revised to heighten Richardson managers' commitment to these goals. Selling, general and administrative expenses as a percent of sales were 21.3% in fiscal 1998 and in fiscal 2002. Inventory turns improved from 1.9 to 2.8 over the same period. Additional programs are ongoing, including a significant investment in a full suite of enterprise resource planning modules scheduled for installation over the next year.

Acquisitions. The Company has a successful record of acquiring and integrating businesses. Since 1980, the Company has acquired 34 companies or significant product lines. The Company evaluates acquisition opportunities on an ongoing basis. The Company's acquisition criteria require that a target provide either (i) product line growth opportunities permitting Richardson to leverage its existing customer base, (ii) additional geographic coverage of Richardson's existing product offerings or, (iii) additional technical resources. In the last five years, the Company's acquisition pace has accelerated with the purchase of 14 businesses including, most significantly, TRL Engineering (amplifier pallet design and engineering – RFWC) in 1999, Pixelink in 1999 and Eternal Graphics in 1998 (display systems integration – DSG), Security Service International in 1998 and Adler Video in 1999 (security systems - SSD), Celti (fiber optic communication - RFWC) in 2001, Aviv (design-in services for active and passive components – RFWC) in 2001, and Sangus (RF and microwave applications – RFWC) in 2002.

Strategic Business Units

In fiscal 2002, the marketing, sales, product management and purchasing functions of Richardson were organized as strategic business units serving specific markets: RF & Wireless Communication Group (RFWC), Industrial Power Group (IPG), Medical Systems Group (MSG), Security Systems Division (SSD) and Display Systems Group (DSG).

The Company sold its Medical Glassware (Glassware) business on February 22, 2002. The Glassware business represented about half of the Company's MSG revenues with medical monitors and associated display products making up the majority of the balance. The retained medical monitor business is included in the Display Systems Group. Fiscal 2001 and 2000 data has been reclassified to conform to the current presentation.

Common logistics, information systems, finance, legal, human resources and general administrative functions support the entire organization. These support organizations are highly centralized with most corporate functions located at the Company’s administrative headquarters and principal stocking facility in LaFox, Illinois.

RF & Wireless Communications Group (RFWC)

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

Long term growth in wireless applications is likely as the demand for all types of wireless communication gains in popularity worldwide. In addition to voice communication, the demand for high-speed data transmission will require major investments in both system upgrades and new systems to handle broader bandwidth.

Richardson supports these growth opportunities by becoming associated with many of the key RF and wireless component manufacturers. A key to our success in relationships with our existing vendors, and our success in attracting new vendors, is the visibility we give them to worldwide demand for their current products and products in development. Richardson's global information system includes programs that our sales force employ to forecast product demand by potential design opportunity based on dialog with our customers. This information is shared with our manufacturing suppliers to help them predict near and long-term demand and product life cycles. Richardson has global distribution agreements with such leading semiconductor suppliers as ANADIGICS, Anaren/RF Power Components, Ericsson, M/A-COM, Motorola, QMI/Tensolite, Sirenza Microdevices, and WJ Communications. In addition, Richardson has relationships with many niche RF and wireless suppliers to form the most comprehensive RF and wireless resource in the industry.

The following is a description of RFWC's major product groups:

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

Richardson participates in every RF and wireless application and market in the world, focused on infrastructure rather than consumer-driven subscriber applications. In the past year, we believe we gained market share in RF and wireless applications used in industrial, broadcast, avionics and cellular markets through the expansion of our engineering sales organization, addition of new vendor franchises and an acquisition of a business operating in the Nordic regions of Sweden, Finland, Denmark, and Norway.

Industrial Power Group (IPG)

Richardson serves a broad range of customers across many business sectors including the steel, automotive, textile, plastics, semiconductor and transportation industries. Our engineering skill and products are used in countless applications, such as motor speed controls, industrial heating, laser technology, semiconductor manufacturing equipment, radar and welding.

IPG serves the industrial market’s need for both vacuum tube and solid-state technologies. The Group supports both replacement products for systems using electron tubes and the design and assembly of new systems employing power semiconductors.

We are committed to a specialized strategy of providing engineered solutions for our customers. With our technical expertise and value-added capabilities, we offer the customer: design services, lower-cost product alternatives, complementary products, system integration, component modification and assembly. This broad array of services supports both OEM's and end-users.

Richardson is a leading systems integrator and supplier of components and assemblies for microwave equipment which is used in the manufacture of wafers. Wafers are essential in the production of semiconductors. In addition, the Group’s products are employed in the manufacture of printed circuit boards. Designing our products into new OEM applications also increases the probability of our participation in after-market sales.

We represent the leading manufacturers of electronics used in industrial power applications. Among the suppliers we support are APT, Bussmann, Cornell-Dubilier, CPI, Electronic Devices, Inc., Ferraz, General Electric, Hitachi, Jennings, Nissei-Arcotronics, Ohmite, Powerex, Toshiba, Triton, Tyco Electronics, United Chemi-Con, Varian, Wakefield, and Westcode. In fiscal 2002, we expanded our product offering to include International Rectifier.

The following is a description of IPG's major product groups:

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

Security Systems Division (SSD)

Richardson is a full-line distributor of closed circuit television ("CCTV"), fire, burglary, access control, sound and communication products and accessories. We specialize in CCTV design-in support and have particular expertise in the industry’s fastest growth area – applications employing digital technology. Security Systems has 24 worldwide stocking locations with 17 in North America, 4 in Europe and 3 in Latin America.

The Group serves its worldwide market through a direct sales force averaging more than ten years of experience, a 130 page catalog and an e-commerce enabled web site, www.cctv.net.

Security Systems supports its customer base with products from more than 100 manufacturers including such well-known names as Aiphone, Mitsubishi, Panasonic, Paradox, Pelco, Sanyo, and Sony. In addition, the Company carries its own private label brands, National Electronics and Capture.

The following is a description of SSD's major product groups:

  CCTV Products - Used in surveillance applications and for monitoring hazardous environments in the workplace. Products include: cameras, lenses, monitors, multiplexers, time lapse recorders, computerized digital video recorders, Internet-based video servers and associated accessories.
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

Display Systems Group (DSG)

Richardson provides custom display solutions and systems integration services for the medical, public information, financial, point-of-sale and general data display markets. The customer base includes organizations from virtually all areas of business, including, hospitals, stock exchanges, airlines, retail and restaurant franchises, as well as all types of industrial users of data display devices.

Our technical sales force assists customers in developing solutions for data display issues such as: special mounting, glare reduction, ruggedness, touch screen integration and many others.

The Group's legacy business, replacement cathode ray tubes (“CRT”) continues to be an important market. The Company’s success in this area was achieved by the development of an extensive cross-reference capability. This database, coupled with custom mounting hardware installed by the Group, enables Richardson to provide replacement tubes for more than 200,000 original manufacturers' models.

Richardson has long-standing relationships with key manufacturers including Clinton Electronics, Fujitsu General, Intel, NEC/Mitsubishi, Panasonic, Philips-FIMI, Siemens, Sony, and Dome Imaging, among others. These vendor relationships give the Group a well-balanced and leading-edge line of products.

The Company has design and integration operations in LaFox, Illinois and Boston, Massachusetts and stocking locations in LaFox, Boston and Lincoln, England.

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
  Flat Panel Displays - display monitors incorporating a liquid crystal or plasma panel, as an alternative to the traditional CRT technology, typically a few inches in depth and ranging from 10" to 52" measured diagonally.
  High Resolution Displays - an integral component of Picture and Archiving Communications Systems (“PACS”), displays are used in diagnostic and non-diagnostic imaging to display the digital image generated from CT, MRI, radiography and other digital modalities.

Medical Systems Group

Medical products include glassware, medical imaging intensifiers and tubes, generators, cable assemblies and test equipment. In February of 2002, the Company sold its Glassware business including the reloading and distribution of X-ray, CT, and image intensifier tubes to Phillips Medical System Group. The remaining medical monitor business has been integrated with our Display Systems Group.

Distribution and Marketing

The Company purchases RF and power semiconductors, vacuum tubes, monitors and flat panel displays, and electronic security products and systems from various sources, including APT-RF, ANADIGICS, Barco, Burle Industries, Communication and Power Industries (CPI), Computer Components Source, Covimag, Dome Imaging, Ericsson, Filtronic, Fujitsu, General Electric, HI Sharp Electronics, Hitachi, Hitron, Huber + Suhner, International Rectifier, Jennings, Kalatel, Litton, M/A-COM, Motorola, New Japan Radio, NEC Technologies, Panasonic, Paradox, Pelco, Perkin-Elmer Optoelectronics, Philips/FIMI, Powerex, QMI/Tensolite, Samsung, Semtech, Siemens, Sony, Sirenza Microdevices, ST Microelectronics, Teletube (Samtell), Thales Components Corporation, TOKO, TYCO, Toshiba, Triton Services, United Monolithic Semiconductor, UTI Technology, Vishay, and WJ Communications.

During fiscal 2002, Richardson added the following vendors: AVX/TPC, Dynex Semiconductor, Global Opticom, NEC RF and Wireless Semiconductors, International Rectifier, and NEC-Mitsubishi Electronics Display of America.

In 1991, the Company settled an antitrust suit with the U.S. Department of Justice related to its participation in the electron tube manufacturing industry. As a consequence, certain of its manufacturing activities became uneconomic and were divested or discontinued, including the sale of the Company's former Brive, France manufacturing operation to local management, who continued the business under the name, Covimag. Formal transfer of ownership occurred in January 1995. Under an evergreen agreement, the Company and Covimag negotiate a purchase commitment on an annual basis. Covimag is highly dependent on Richardson, which is its primary customer. Settlement of purchases under the contract is at standard terms. Except for the supply contract, Richardson has no other financial commitment to or from Covimag. Relationships under the supply contract are believed by the Company to be satisfactory. This contract is immaterial to the financial statements.

In addition to the agreement with Covimag, the Company has marketing and distribution agreements with various manufacturers in the electron tube, semiconductor and CCTV industries. The most significant distributor agreement is with CPI under which the Company functions as the exclusive distributor of power grid tubes throughout the world, with the exception of the United States and certain Eastern European countries. In these areas, however, the Company remains the only CPI stocking distributor. CPI represents approximately 5% of the Company's annual purchases.

Customer orders are taken by the regional sales offices and supported by one of Richardson's principal distribution facilities in LaFox, Illinois; Houston, Texas; Vancouver, British Columbia; or Lincoln, England. There are 45 additional stocking locations throughout the world. The Company utilizes a sophisticated data processing network that provides on-line, real-time interconnection of all sales offices and central distribution operations, 24 hours per day, seven days per week ("24/7"). Information on stock availability, cross-reference information, customers and market analyses are instantly obtainable throughout the entire distribution network.

Manufacturing

The Company distributes its proprietary products principally under the trade names “Amperex,” “Capture,” "Cetron," "National," and "RF Gain." Approximately 25% of the Company's sales are from products it manufactures or modifies through value-added services. An additional 25% of the Company's sales are of products manufactured to its specifications by independent manufacturers under private label.

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

Employees

As of May 31, 2002, the Company employed 1090 individuals on a full-time basis. Of these, 601 are located in the United States, including 88 employed in administrative and clerical positions, 437 in sales and distribution and 76 in value-added and product manufacturing. The remaining 489 individuals are employed by the Company's international subsidiaries engaged in administration, sales, distribution, manufacturing and value-added operations. All of Richardson's employees are non-union. The Company's relationship with its employees is considered to be good.

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

The Company also maintains leased branch sales offices in or near major cities throughout the world, including 41 locations in North America, 24 in Europe, 14 in Asia / Pacific Rim and 5 in Latin America.

Item 3.     Legal Proceedings

On June 6, 2002, the Court in Panache Broadcasting of Pennsylvania v. Richardson Electronics, Ltd., et. al., Case No. 90 C 6400 in the United States District Court for the Northern District of Illinois, Eastern Division, approved to a Settlement Agreement that calls for the Company to issue non-transferable coupons for a 10% discount off the catalogue price on a single purchase order of certain tubes from the Company, up to a maximum coupon value of $200, that expires in 6 months, to those class members that do not elect to be excluded from the settlement. This releases the Company from all claims and causes of action with respect to the subject matter of the litigation by any class member that has not elected to be excluded from the settlement.

From time to time the Company is involved in other litigation arising in the normal course of its business which is not expected to have a material adverse effect on the Company.

Item 4.     Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended May 31, 2002.

PART II

Item 5.     Market for the Registrant's Common Equity and Related Stockholder Matters

Incorporated herein by reference from pages 22 (for dividend payments) and 31 (for market data) of the Company’s 2002 Annual Report for the fiscal year ended May 31, 2002 (Annual Report).

Item 6.     Selected Financial Data

Incorporated herein by reference from page 14 of the Annual Report.

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Incorporated herein by reference from pages 15 to 19 of the Annual Report. Investors should consider carefully the following risk factors, in addition to the other information included and incorporated by reference in this annual report on Form 10-K. All statements other than statements of historical facts included in this report are statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. The words "expect," "estimate," "anticipate," "predict," "believe" and similar expressions and variations thereof are intended to identify forward-looking statements. Such statements appear in a number of places in this report and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations; (ii) the Company's financing plans; (iii) the Company's business and growth strategies, including potential acquisitions; and (iv) other plans and objectives for future operations. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties and that actual results may differ materially from those predicted in the forward-looking statements or which may be anticipated from historical results or trends. In addition to the information contained in the Company’s other filings with the Securities and Exchange Commission, factors which could affect future performance include, among others, the following:
  Beginning fourth quarter of fiscal 2001 and continuing throughout fiscal 2002, operating results softened as the Company began feeling the effects of the general economic slowdown and particularly lower demand for RF and wireless products in the telecommunication markets. These conditions continued as of the date of this report.
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
  Changes in securities markets, interest rates or foreign exchange rates may adversely affect the Company’s performance or stock price.
  The failure to obtain or retain key executive or technical personnel could affect future performance.
  The Company’s growth strategy includes expansion through acquisitions. There can be no assurance that the Company will be able to successfully complete further acquisitions or that past or future acquisitions will not have an adverse impact on the Company’s operations.
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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Incorporated by reference from page 19 of the Annual Report "Risk Management and Market Sensitive Financial Instruments."

Item 8.     Financial Statements and Supplementary Data

Incorporated herein by reference from pages 20 through 31 of the Annual Report.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART III

Item 10.   Directors and Executive Officers of the Registrant

Information concerning Directors and Executive Officers of the Company is contained in the Company's Proxy Statement to be used in connection with its Annual Meeting of Stockholders scheduled to be held October 15, 2002, under the captions "ELECTION OF DIRECTORS - Information Relating to Directors, Nominees and Executive Officers", "ELECTION OF DIRECTORS - Affiliations" and "SECTION 16 FILINGS", which information is incorporated herein by reference.

Item 11.   Executive Compensation

Incorporated herein by reference is information concerning executive compensation contained in the Company's Proxy Statement to be used in connection with its Annual Meeting of Stockholders scheduled to be held October 15, 2002, under the captions "ELECTION OF DIRECTORS - Directors Compensation" and "EXECUTIVE COMPENSATION", except for captions "REPORT ON EXECUTIVE COMPENSATION" and "PERFORMANCE GRAPH".

The below table represents the Company's equity compensation plans at May 31, 2002 as required by the Security Exchange Act of 1934:

	Number of Shares to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans:
Approved By Shareholders	1,845	$ 9.09	2,879
Not Approved By Shareholders	-	--	-
Total	1,845	$ 9.09	2,879

Item 12.   Security Ownership of Certain Beneficial Owners and Management

Information concerning security ownership of certain beneficial owners and management is contained in the Company's Proxy Statement to be used in connection with its Annual Meeting of Stockholders scheduled to be held October 15, 2002, under the caption "ELECTION OF DIRECTORS - Information Relating to Directors, Nominees and Executive Officers" and "PRINCIPAL STOCKHOLDERS”, which information is incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions is contained in the Company's Proxy Statement to be used in connection with its Annual Meeting of Stockholders scheduled to be held October 15, 2002, under the caption "ELECTION OF DIRECTORS - Information Relating to Directors, Nominees and Executive Officers" and "Executive Compensation - Certain Transactions", which information is incorporated herein by reference.

PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The following consolidated financial statements of the registrant and its subsidiaries included on pages 15 through 31 of the Annual Report are incorporated herein by reference:

Filing Method
Report of Independent Accountants		E
1.	FINANCIAL STATEMENTS
	Consolidated Balance Sheets - May 31, 2002 and 2001	E
	Consolidated Statements of Operations - Years ended May 31, 2002, 2001 and 2000	E
	Consolidated Statements of Cash Flows - Years ended May 31, 2002, 2001 and 2000	E
	Consolidated Statements of Stockholders' Equity - Years ended May 31, 2002, 2001 and 2000	E
	Notes to Consolidated Financial Statements	E
The following consolidated financial information for the fiscal years 2002, 2001 and 2000 is submitted herewith:
2.	FINANCIAL STATEMENT SCHEDULE:
	II. Valuation and Qualifying Accounts	E
All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore, have been omitted.
(b.)

REPORTS ON FORM 8-K

  Form 8-K dated April 4, 2002 reporting Richardson's Third Quarter Fiscal 2002 Earnings
  Form 8-K dated April 9, 2002 announcing Richardson's Fourth Quarter Fiscal 2002 dividend
  Form 8-K dated June 3, 2002 announcing appointment of Chief Financial Officer Dario Sacomani
  Form 8-K dated July 18, 2002 reporting Richardson's fiscal year-end 2002 results

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

NA
10(d)	The Company's Amended and Restated Incentive Stock Option Plan effective April 8, 1987 incorporated by reference to Exhibit 10(m) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1987.	NA
10(d)(1)	First Amendment to the Company's Amended and Restated Incentive Stock Option Plan effective April 11, 1989 incorporated by reference to Exhibit 10(l)(1) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1989.	NA
10(d)(2)	Second Amendment to the Company's Amended and Restated Incentive Stock Option Plan effective April 11, 1989 incorporated by reference to Exhibit 10(l)(2) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1991.	NA
10(d)(3)	Third Amendment to the Company's Amended and Restated Incentive Stock Option Plan effective April 11, 1989 dated August 15, 1996, incorporated by reference to the Company's Proxy Statement used in connection with its Annual Meeting of Stockholders held October 1, 1996.	NA
10(e)	Richardson Electronics, Ltd. Employees 1996 Stock Purchase Plan incorporated by reference to Appendix A of the Company's Proxy Statement dated September 3, 1996 for its Annual Meeting of Stockholders held on October 1, 1996.	NA
10(f)	Employees Stock Ownership Plan and Trust Agreement, effective as of June 1, 1987, dated July 14, 1994, incorporated by reference to Exhibit 10(f) to the Com-pany's Annual Report on Form 10-K for the fiscal year ended May 31, 1994.	NA
10(f)(1)	First Amendment to Employees Stock Ownership Plan and Trust Agreement, dated July 12, 1995, incorporated by reference to Exhibit 10(g)(1) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1995.	NA
10(f)(2)	Second Amendment to Employees Stock Ownership Plan and Trust Agreement, dated July 12, 1995, dated April 10, 1996, incorporated by reference to the Com-pany's Proxy Statement used in connection with its Annual Meeting of Stockholders held October 1, 1996.	NA
10(f)(3)	Third Amendment to Employees Stock Ownership Plan and Trust Agreement, dated July 12, 1995, dated April 9, 1997 incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1998.	NA
10(g)(1)	Richardson Electronics, Ltd. Employees 1999 Stock Purchase Plan, incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1999.	NA
10(g)(2)	Amendment to Richardson Electronics, Ltd. Employees 1999 Stock Purchase Plan, incorporated by reference to the Company's Proxy Statement used in connection with its Annual Meeting of Stockholders held October 15, 2002.	NA
10(h)	Stock Option Plan for Non-Employee Directors incorporated by reference to Appendix A to the Company's Proxy Statement dated August 30, 1989 for its Annual Meeting of Stockholders held on October 18, 1989.	NA
10(i)	Richardson Electronics, Ltd. 1996 Stock Option Plan for Non-Employee Directors, incorporated by reference to Appendix C of the Company's Proxy Statement dated September 3, 1996 for its Annual Meeting of Stockhold-ers held on October 1, 1996.	NA
10(j)	The Company's Employees' Incentive Compensation Plan incorporated by reference to Appendix A to the Company's Proxy Statement dated August 31, 1990 for its Annual Meeting of Stockholders held on October 9, 1990.	NA
10(j)(1)	First Amendment to Employees Incentive Compensation Plan incorporated by reference to Exhibit 10(p)(1) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1991.	NA
10(j)(2)	Second Amendment to Employees Incentive Compensa-tion Plan dated August 15, 1996, incorporated by reference to the Company's Proxy Statement used in connection with its Annual Meeting of Stockholders held October 1, 1996.	NA
10(k)	Richardson Electronics, Ltd. Employees' 1994 Incentive Compensation Plan incorporated by reference to Exhibit A to the Company's Proxy Statement dated August 31, 1994 for its Annual Meeting of Stockholders held on October 11, 1994.	NA
10(k)(1)	First Amendment to the Richardson Electronics, Ltd. Employees' 1994 Incentive Compensation Plan dated August 15, 1996, incorporated by reference to the Company's Proxy Statement used in connection with its Annual Meeting of Stockholders held October 1, 1996.	NA
10(l)	Richardson Electronics, Ltd. 1996 Incentive Compensa-tion Plan incorporated by reference to Appendix B of the Company's Proxy Statement dated September 3, 1996 for its Annual Meeting of Stockholders held on October 1, 1996.	NA
10(m)	Richardson Electronics, Ltd. 1998 Incentive Compensa-tion Plan incorporated by reference to Appendix A of the Company's Proxy Statement dated September 3, 1998 for its Annual Meeting of Stockholders held on October 6, 1998.	NA
10(n)	Correspondence outlining Agreement between the Company and Arnold R. Allen with respect to Mr. Allen's employment by the Company, incorporated by reference to Exhibit 10(v) to the Company's Annual Report on Form 10-K, for the fiscal year ended May 31, 1985.	NA
10(n)(1)	Letter dated February 3, 1992 between the Company and Arnold R. Allen outlining Mr. Allen's engagement as a consultant by the Company, incorporated by reference to Exhibit 10 (r)(1) to the Company's Annual Report on Form 10-K, for the fiscal year ended May 31, 1992.	NA
10(n)(2)	Letter dated April 1, 1993 between the Company and Arnold R. Allen regarding Mr. Allen's engagement as consultant by the Company, incorporated by reference to Exhibit 10(i)(2) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1994.	NA
10(o)	Letter dated January 14, 1992 between the Company and Jacques Bouyer setting forth the terms of Mr. Bouyer's engagement as a management consultant by the Company for Europe, incorporated by reference to Exhibit 10(t)(1) to the Company's Annual Report on Form 10-K for the fiscal year ended on May 31, 1992.	NA
10(o)(1)	Letter dated January 15, 1992 between the Company and Jacques Bouyer setting forth the terms of Mr. Bouyer's engagement as a management consultant by the Company for the United States, incorporated by reference to Exhibit 10(t)(1) to the Company's Annual Report on Form 10-K for the fiscal year ended on May 31, 1992.	NA
10(p)	Letter dated January 13, 1994 between the Company and Samuel Rubinovitz setting forth the terms of Mr. Rubinovitz' engagement as management consultant by the Company incorporated by reference to Exhibit 10(m) to the Company's Annual Report on Form 10-K for the fiscal year ended on May 31, 1994.	NA
10(q)	Letter dated May 20, 1994 between the Company and William J. Garry setting forth the terms of Mr. Garry's employment by the Company, incorporated by reference to Exhibit 10(p) to the Company's Annual Report on Form 10-K for the fiscal year ended on May 31, 1994.	NA
10(r)	Employment, Nondisclosure and Non-Compete Agreement dated June 1, 1998 between the Company and Flint Cooper setting forth the terms of Mr. Cooper's employment by the Company, incorporated by reference to Exhibit 10(p) to the Company's Annual Report on Form 10-K for the fiscal year ended on May 31, 1998.	NA
10(s)	Agreement dated January 16, 1997 between the Company and Dennis Gandy setting forth the terms of Mr. Gandy's employment by the Company, incorporated by reference to Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1997.	NA
10(t)	Agreement dated March 21, 1997 between the Company and David Gilden setting forth the terms of Mr. Gilden's employment by the Company, incorporated by reference to Exhibit 10(c) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1997.	NA
10(u)	Employment agreement dated as of November 7, 1996 between the Company and Bruce W. Johnson incorpo-rated by reference to Exhibit (c)(4) of the Company's Schedule 13 E-4, filed December 18, 1996.	NA
10(v)	Employment agreement dated as of May 10, 1993 as amended March 23, 1998 between the Company and Pierluigi Calderone incorporated by reference to Exhibit 10(d) of the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1998.	NA
10(w)	Employment agreement dated as of September 26, 1999 between the Company and Murray Kennedy.	NA
10(x)	Employment agreement dated as of November 22, 1999 between the Company and Gregory Peloquin.	NA
10(y)	Employment agreement dated as of December 7, 1999 between the Company and Kevin Oakley.	NA
10(z)	Employment agreement dated as of May 30, 2000 between the Company and Robert Heise.	NA
10(aa)(1)	The Company's Directors and Officers Executive Liability and Indemnification Insurance Policy renewal issued by Chubb Group of Insurance Companies - Policy Number 8125-64-60I, incorporated by reference to Exhibit 10(aa)(1) of the Company's Annual Report on Form 10-K for the year ended May 31, 2001.	NA
10(aa)(2)	The Company's Excess Directors and Officers Liability and Corporate Indemnification Policy issued by St. Paul Mercury Insurance Company - Policy Number 900DX0414, incorporated by reference to Exhibit 10(aa)(2) of the Company's Annual Report on Form 10-K for the year ended May 31, 2001.	NA
10(aa)(3)	The Company's Directors and Officers Liability Insurance Policy issued by CNA Insurance Companies - Policy Number DOX600028634, incorporated by reference to Exhibit 10(bb)(3) of the Company's Annual Report on Form 10-K for the year ended May 31, 2001.	NA
10(cc)	Distributor Agreement, executed August 8, 1991, between Registrant and Varian Associates, Inc., incorporated by reference to Exhibit 10(d) of the Company's Current Report on Form 8-K for September 30, 1991.	NA
10(cc)(1)	Amendment, dated as of September 30, 1991, between Registrant and Varian Associates, Inc., incorporated by reference to Exhibit 10(e) of the Company's Current Report on Form 8-K for September 30, 1991.	NA
10(cc)(2)	First Amendment to Distributor Agreement between Varian Associates, Inc. and the Company as of April 10, 1992, incorporated by reference to Exhibit 10(v)(5) of the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1992.	NA
10(cc)(3)	Consent to Assignment and Assignment dated August 4, 1995 between Registrant and Varian Associates Inc., incorporated by reference to Exhibit 10(s)(4) of the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1995.	NA
10(cc)(4)	Final Judgment, dated April 1, 1992, in the matter of United States of America v. Richardson Electronics, Ltd., filed in the United States District Court for the Northern District of Illinois, Eastern Division, as Docket No. 91 C 6211 incorporated by reference to Exhibit 10(v)(7) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1992.	NA
10(dd)	Trade Mark License Agreement dated as of May 1, 1991 between North American Philips Corporation and the Company incorporated by reference to Exhibit 10(w)(3) of the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1991.	NA
10(ee)	Agreement among Richardson Electronics, Ltd., Richardson Electronique S.A., Covelec S.A. (now known as Covimag S.A.), and Messrs. Denis Dumont and Patrick Pertzborn, delivered February 23, 1995, translated from French, incorporated by reference to Exhibit 10(b) to the Company's Report on Form 8-K dated February 23, 1995.	NA
10(ff)	Settlement Agreement by and between the United States of America and Richardson Electronics, Ltd. dated May 31, 1995 incorporated by reference to Exhibit 10(a) to the Company's Report on Form 8-K dated May 31, 1995.	NA
10(gg)	Employment, Nondisclosure and Non-compete Agreement dated as of May 31, 2002 between the Company and Dario Sacomani.	E
10(hh)	Agreement dated August 6, 2002 between the Company and William J. Garry setting forth the terms of Mr. Garry’s employment termination with the Company.	E
10(ii)	Third amendment to amended and restated loan agreement effective May 31, 2002 between Richard-son Electronics, Ltd., a Delaware Corporation, and American National Bank and Trust Company of Chicago, Harris Trust and Savings Bank, LaSalle Bank National Association, and National City Bank, as lenders, and American National Bank and Trust Company of Chicago, as agent.	E
13	Annual Report to Stockholders for fiscal year ending May 31, 2002 (except for the pages and information thereof expressly incorporated by reference in this Form 10-K, the Annual Report to Stockholders is provided solely for the information of the Securities and Exchange Commission and is not deemed "filed" as part of this Form 10-K).	E
21	Subsidiaries of the Company.	E
23	Consent of Independent Auditors	E

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RICHARDSON ELECTRONICS, LTD.

BY: /s/Edward J. Richardson Edward J. Richardson, Chairman of the Board and Chief Executive Officer Date: August 28, 2002	BY: /s/Bruce W. Johnson Bruce W. Johnson President and Chief Operating Officer
BY: /s/Dario Sacomani Dario Sacomani Senior Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
/s/Edward J. Richardson Edward J. Richardson, Chairman of the Board, Chief Executive Officer (principal executive officer) and Director August 28, 2002	/s/Bruce W. Johnson Bruce W. Johnson, President, Chief Operating Officer, and Director August 28, 2002
/s/Dario Sacomani Dario Sacomani Senior vice President and Chief Financial Officer (principal financial and accounting officer) and Director August 28, 2002	/s/Arnold R. Allen Arnold R. Allen, Director August 28, 2002
/s/Jacques Bouyer Jacques Bouyer, Director August 28, 2002	/s/Scott Hodes Scott Hodes, Director August 28, 2002
/s/Ad Ketelaars Ad Ketelaars, Director August 28, 2002	/s/John Peterson John Peterson, Director August 28, 2002
/s/Harold L. Purkey Harold L. Purkey, Director August 28, 2002	/s/Samuel Rubinovitz Samuel Rubinovitz, Director Augsut 28, 2002