Form 10-Q
period 2002-08-31
RICHARDSON ELECTRONICS LTD/DE
filed 2002-10-15
CIK 355948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended _________August 31, 2002 ______________

OR

[   ] TRANSITION REPORT PURSUANT TO SECTINO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _____________________

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

YES [ X ]   NO [   ]

As of October 14, 2002, there were outstanding 12,161,182 shares of Common Stock, $.05 par value, inclusive of 1,569,520 shares held in treasury, and 3,206,812 shares of Class B Common Stock, $.05 par value, which are convertible into Common Stock on a share-for-share basis.

This Quarterly Report on Form 10-Q contains 23 pages. An exhibit index is at page 18.

Richardson Electronics, Ltd. and Subsidiaries
Form 10-Q
For the Three-Month Period Ended August 31, 2002

Richardson Electronics, Ltd. and Subsidiaries
Consolidated Condensed Balance Sheets
(in thousands)

	August 31 2002	May 31 2002
ASSETS	(Unaudited)
Current Assets:
Cash and equivalients	$ 8,357	$ 15,485
Receivables, less allowance of $2,669 and $2,646	82,408	84,156
Inventories	109,158	107,159
Other	20,879	20,999
Total current assets	220,802	227,799
Property, plant and equipment	56,855	55,232
Less accumulated depreciation	(27,795)	(26,405)
Property, plant and equipment, net	29,060	28,827
Goodwill	26,249	24,914
Other assets	4,665	5,296
Total assets	280,776	286,836
LIABILITES AND STOCKHOLDERS EQUITY
Current liabilities:
Accounts payable	$ 18,812	$ 27,387
Accrued expenses	11,436	13,631
Notes payable and current portion of long-term debt	38	38
Total current liabilities	30,286	41,056
Long-term debt, less current portion	138,053	132,218
Deferred income taxes	7,980	8,764
Non-current liabilities	5,206	5,195
Total liabilities	181,525	187,233
Stockholders' equity:
Common stock, $.05 par value; issued 12,147 shares at August 31, 2002 and 12,144 shares at May 31, 2002	607	607
Class B common stock, convertible, $.05 par value; issued 3,207 shares at August 31, 2002 and at May 31, 2002	160	160
Additional paid-in capital	91,108	91,013
Common stock in treasury, at cost; 1,570 shares at August 31, 2002 and 1,584 shares at May 31, 2002	(9,301)	(9,386)
Retained earnings	36,166	36,420
Accumulated other comprehensive loss	(19,489)	(19,211)
Total stockholders' equity	99,251	99,603
Total liabilities and stockholders' equity	$ 280,776	$ 286,836

Richardson Electronics, Ltd. and Subsidiaries
Consolidated Condensed Statement of Operations
For the Three-Month Periods Ended August 31, 2002 and 2001
(Unaudited) (in thousands, except per share amounts)

	2002	2001
Net sales	$ 108,614	$ 104,681
Cost of products sold	81,460	$ 78,207
Gross margin	27,154	26,474
Selling, general and administrative expenses	24,246	23,542
Operating income	2,908	2,932
Other (income) expense:
Interest expense	2,478	3,605
Investment income	(67)	(201)
Other, net	53	83
	2,464	3,487
Income (loss) before Income taxes	444	(555)
Income taxes (benefit)	160	(201)
Net income (loss)	284	(354)
Net income (loss) per share - basic:
Net income (loss) per share	$ .02	$ (.03)
Average shares outstanding	13,781	13,526
Net income (loss) per share - diluted:
Net income per share	$ .02	$ (.03)
Average shares outstanding	14,137	13,526
Dividends per common share	$ .04	$ .04
Comprehensive income (loss):
Net income (loss)	$ 284	$ (354)
Foreign currency translation	(2)	1,425
SFAS 133 transition adjustment	-	(971)
Fair value adjustment - cash flow hedges	(276)	80
Comprehensive income	$ 6	$ 180

Richardson Electronics, Ltd. and Subsidiaries
Consolidated Condensed Statements of Cash Flows
For the Three-Month Periods Ended August 31, 2002 and 2001
(Unaudited) (in thousands)

	2002	2001
Operating Activites:
Net income (loss)	$ 284	$ (354)
Non-cash charges to income (loss):
Depreciation	1,366	1,269
Amortization of intangibles and financing costs	40	160
Deferred income taxes	(119)	(398)
Other	429	1,621
Total non-cash charges	1,716	2,652
Changes in working capital, net of effects of currency translation and business acquisitions
Accounts receivable	2,613	13,838
Inventories	(1,835)	(663)
Other current assets	(386)	(739)
Accounts payable	(8,725)	433
Other Liabilities	(2,314)	(5,056)
Net changes in working capital	(10,647)	7,813
Net cash (used in) provided by operating activities	(8,647)	10,111
Financing Activities:
Proceeds from borrowings	11,523	15,190
Payments on debt	(6,953)	(19,747)
Proceeds from stock issuance	21	416
Cash dividends	(538)	(531)
Net cash (used in) provided by financing activities	4,053	(4,672)
Investing Activities:
Capital expenditures	(1,513)	(1,570)
Business acquisitions	(764)	(8,458)
Investments, notes receivable and other	(257)	139
Net cash used in investing activities	(2,534)	(9,889)
Decrease in cash and equivalents	(7,128)	(4,450)
Cash and equivalents at beginning of year	15,485	15,946
Cash and equivalents at end of period	$ 8,357	$ 11,496

Richardson Electronics, Ltd. and Subsidiaries
Notes to Consolidated Condensed Financial Statements
Three-Month Period Ended August 31, 2002
(Unaudited)

Note A -- Basis of Presentation
The accompanying unaudited Consolidated Condensed Financial Statements (Statements) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the periods covered have been reflected in the Statements. Certain information and footnotes necessary for a fair presentation of the financial position and results of operations in conformity with generally accepted accounting principles have been omitted in accordance with the aforementioned instructions. It is suggested that the Statements be read in conjunction with the Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2002.

Note B -- Goodwill and Other Intangible Assets

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

The Company applied the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2003. During fiscal 2003, the Company's management will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets. And accordingly, has not yet determined the impact, if any, such review will have on the earnings and financial position of the Company.

The addition to goodwill recorded in the quarter ended August 31, 2002 represents additional consideration paid for certain business acquisitions made in prior periods due to the acquired businesses achieving certain targeted operating levels.

A reconciliation of reported net income (loss) to adjusted net income (loss) excluding goodwill amortization, net of taxes, recognized in fiscal 2002, follows (in thousands, except per-share amounts):

First Quarter
	FY 2003	FY 2002
Reported net income (loss)	$ 284	$ (354)
Add back: Goodwill amortization	-	88
Adjusted net income (loss)	$ 284	$ (266)
Basic earnings(loss)-per-share:
Reported net income (loss)	$ 0.02	$ (0.03)
Add back: Goodwill amortization	-	0.01
Adjusted basic earnings(loss)-per-share	$ 0.02	$ (0.02)
Diluted earnings(loss)-per-share:
Reported net income (loss)	$ 0.02	$ (0.03)
Add back: Goodwill amortization	-	0.01
Adjusted diluted earnings(loss)-per-share	$ 0.02	$ (0.02)

Intangible assets subject to amortization as well as the amortization expense is as follows: (in thousands):

	August 31, 2002		May 31, 2002
	Gross Amount	Net Amount	Gross Amount	Net Amount
Intangible assets subject to amortization:
Deferred financing costs	$ 2,852	$ 470	$ 2,852	$ 517
Incorporation and other costs	2,517	512	2,522	535
Total intangible assets subject to amortization	$ 5,369	$ 982	$ 5,374	$ 1,052
	Amortization Expense for the First Quarter
	2003	2002
Intangible assets subject to amortization:
Deferred financing costs	$ 47	$ 30
Incorporation and other costs	23	25
Total intangible assets subject to amortization	$ 70	$ 55

The amortization expense associated with the intangible assets subject to amortization is expected to be $278,000, $298,000, $173,000, $123,000 and $53,000 in fiscal 2003, 2004, 2005, 2006, and 2007, respectively. The weighted average number of years of amortization expense remaining is 3.5.

Note C -- Income Taxes
The income tax provisions for the three-month periods ended August 31, 2002 and August 31, 2001 are based on the estimated annual effective tax rate of 36%, representing the U.S. statutory rate of 35% and the net of state and foreign subsidiary tax rates. The higher effective tax rates in foreign jurisdictions are offset by the tax benefits under the extra-territorial income tax regime.

Note D -- Calculation of Earnings per Share
Basic earnings per share is calculated by dividing net income by the weighted average number of Common and Class B Common shares outstanding. Diluted earnings per share is calculated by dividing net income (adjusted for interest savings, net of tax, on assumed bond conversions) by the actual shares outstanding and share equivalents that would arise from the exercise of stock options and the assumed conversion of convertible bonds when such assumptions have a dilutive effect on the calculation. The Company's 8 1/4% and 7 1/4 % convertible debentures are excluded from the calculation in both fiscal 2002 and 2003 as assumed conversion would be anti-dilutive. The per share amounts presented in the Consolidated Condensed Statement of Operations are based on the following amounts (in thousands):

	First Quarter
	FY 2003	FY 2002
Numerator for basic EPS:
Net income (loss)	$ 284	$ (354)
Denominator for basic EPS:
Beginning shares outstanding	13,767	13,470
Additional shares issued	14	56
Average shares outstanding	13,781	13,526
Numerator for diluted EPS:
Net income (loss)	$ 284	$ (354)
Interest savings, net of tax, on assumed conversion of bonds	-	-
Adjusted net income (loss)	$ 284	$ (354)
Denominator for diluted EPS:
Average shares outstanding	13,781	13,526
Effect of dilutive stock options	356	-
Assumed conversion of bonds	-	-
Average shares outstanding	14,137	13,526

Note E -- Industry and Market Information
The marketing and sales structure of the Company consists of four strategic business units (SBU's): RF & Wireless Communications Group (RFWC), Industrial Power Group (IPG), Security Systems Division (SSD), and Display Systems Group (DSG).

RFWC serves the voice and data telecommunications market and the radio and television broadcast industry predominately for wireless infrastructure applications.

IPG serves a broad range of markets including power supplies, automotive, industrial, semiconductor, alternative energy, medical, industrial maintenance and repair organizations, and audio/amplifier.

SSD provides security systems and related design services into the financial, building security, utilities, government, loss prevention, and transportation markets.

DSG provides system integration and custom product solutions for the medical imaging, custom display, public information, and government markets. The medical monitor business was integrated into DSG in fiscal 2002 and serves the medical imaging market.

In February 2002, the Company sold its Medical Glassware business including the reloading and distribution of X-ray, CT, and image intensifier tubes.

SBUs are managed by Vice Presidents and General Managers who report to the President and Chief Operating Officer. The President evaluates performance and allocates resources, in part, based on the direct operating contribution of each SBU. Direct operating contribution is defined as gross margin less product management and direct selling expenses. In each geographic area, certain sales force expenses are directly charged to SBUs. Other expenses, such as general sales force, regional sales management, and administrative and support expenses are shared and, accordingly, are not included in direct SBU expenses. Administrative expenses including finance, legal, information technology, human resources, logistics, and facility costs are not allocated to SBU results. Inter-segment sales are not significant.

Accounts receivable, inventory, goodwill and certain notes receivable are identified by SBU. Cash, net property, plant and equipment, and other assets are not identifiable by SBU. Accordingly, depreciation and amortization of intangible assets and financing costs are not identifiable by SBU. Operating results for the three-month periods ended August 31, 2002 and August 31, 2001 and identifiable assets as of the end of the respective periods by SBU are summarized in the table below (in thousands). Fiscal 2002 DSG data has been reclassified to include Medical monitors. Fiscal 2002 MSG data was reclassified to include only Medical Glassware, which was sold in February 2002. The reclassifications have been made to conform to the 2003 presentations.

First Quarter	Sales	Margin	Contribution	Assets	Goodwill
FY 2003
RFWC	$ 51,801	$ 11,884	$ 5,893	$ 117,329	$ 20,941
IPG	18,762	6,411	4,661	34,580	862
SSD	22,407	5,434	2,954	33,018	2,271
DSG	13,289	3,603	2,008	24,180	2,175
MSG	599	156	94	1,993	-
Total	$ 106,858	$ 27,488	$ 15,610	$ 211,100	$ 26,249
FY 2002
RFWC	$ 44,463	$ 11,190	$ 5,056	$ 126,596	$ 20,126
IPG	18,784	6,397	4,772	45,342	971
SSD	20,389	4,785	2,405	35,333	2,506
DSG	14,862	3,708	1,936	28,744	934
MSG	4,076	933	346	14,557	267
Total	$ 102,574	$ 27,013	$ 14,515	$ 250,572	$ 24,804

A reconciliation of sales, gross margin, direct operating contribution and assets to the relevant consolidated amounts follows. (Other assets include miscellaneous receivables, manufacturing inventories and sundry assets.) (in thousands):

	First Quarter
	FY2003	FY2002
Sales - segments total	$ 106,858	$ 102,574
Corporate	1,756	2,107
Sales	$ 108,614	$ 104,681
Gross margin - segments total	$ 27,488	$ 27,013
Manufacturing variances and other costs	(334)	(539)
Gross Margin	$ 27,154	$ 26,474
Segment profit contribution	$ 15,610	$ 14,515
Manufacturing variances and other costs	(334)	(539)
Regional selling expenses	(4,291)	(3,846)
Administrative expenses	(8,077)	(7,198)
Operating income	$ 2,908	$ 2,932
Segment assets	$ 211,100	$ 250,572
Cash and equivalents	8,357	11,496
Other current assets	20,879	20,385
Net property	29,060	29,225
Other assets	11,380	7,865
Total assets	$ 280,776	$ 319,543

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

Management's Discussion and Analysis
of Results of Operations and Financial Condition
Three-Month Period Ended August 31, 2002
(Unaudited)

Results of Operations

Sales and Gross Margin
Net sales for the first quarter of fiscal 2003 were $108.6 million compared to last year's first quarter of $104.7 million. Revenue from continuing operations (excluding MSG) increased 7.4% from the prior year. Sales, percentage changes from the prior year, gross margins and gross margin percent of sales by SBU are summarized in the following table. Warranty provisions, LIFO provisions, freight costs, obsolescence provisions, and gross margins from miscellaneous sales are included under the caption "Corporate" (in thousands).

	Sales			Gross Margin
First Quarter	FY 2003	FY 2002	% Change	FY 2003	GM % of Sales	FY 2002	GM % of Sales
RFWC	$ 51,801	$ 44,463	16.5%	$ 11,884	22.9%	$ 11,190	25.2%
IPG	18,762	18,784	- 0.1%	6,411	34.2%	6,397	34.1%
SSD	22,407	20,389	9.9%	5,434	24.3%	4,785	23.5%
DSG	13,289	14,862	- 10.6%	3,603	27.1%	3,708	24.9%
MSG	599	4,076	- 85.3%	156	26.0%	933	22.9%
Corporate	1,756	2,107		(334)		(539)
Total	$ 108,614	$ 104,681	3.8%	$ 27,154	25.0%	$ 26,474	25.3%

RFWC's first quarter sales increased 16.5% from fiscal 2002 levels, primarily driven by growth at top-tier original equipment manufacturers (OEM's) in Asia Pacific. Gross margins as a percent of sales decreased from 25.2% in the prior year's first quarter to 22.9% in fiscal 2003 primarily associated with lower markups on an expanded customer base in Asia Pacific.

IPG sales and gross margins in the first quarter of fiscal 2003 were essentially flat to the prior year.

SSD sales increased 9.9% compared to the first quarter of fiscal 2003 due to heightened concerns over security and an acceleration in the conversion from analogue to digital technology. Gross margins increased to 24.3% in the first quarter from 23.5% in the prior year's first quarter as higher margin private label and digital technology products represented a larger percentage of sales.

First quarter sales for DSG decreased 10.6% in fiscal 2003 from 2002 levels primarily due to the postponement of large contract monitor sales in the financial and transportation industry. Gross margins increased to 27.1% from 24.9% in 2002 driven by increased sales of value added products from the Company's engineered solutions model.

MSG revenue decrease of 85.3% from fiscal 2002 was the result of the Medical Glassware business sale completed in February of 2002. Fiscal 2002 sales and gross margins for MSG have been reclassified to include only Medical Glassware products to conform with the fiscal 2003 presentation. All other sales and gross margins previously reported as MSG have been reclassified to Corporate.

Sales, percentage change from the prior year, gross margins and gross margin percent of sales by geographic area are summarized in the following table. The caption, "other", includes sales to export distributors and to countries where the Company does not have offices. Warranty provisions, LIFO provisions, freight costs, obsolescence provisions, and gross margins from miscellaneous sales are included under the caption "Corporate" (in thousands).

	Sales			Gross Margin
First Quarter	FY 2003	FY 2002	% Change	FY 2003	GM % of Sales	FY 2002	GM % of Sales
North America	$ 60,598	$ 60,228	0.6%	$ 15,638	25.8%	15,603	25.9%
Europe	22,440	20,775	8.0%	5,953	26.5%	5,689	27.4%
Asia/Pacific	17,333	13,074	32.6%	4,216	24.3%	3,395	26.0%
Latin America	5,067	6,707	- 24.5%	1,291	25.5%	1,881	28.0%
Other	1,420	1,790	- 20.7%	390	27.5%	445	24.9%
Corporate	1,756	2,107		(334)		(539)
Total	$ 108,614	$ 104,681	3.8%	$ 27,154	25.0%	$ 26,474	25.3%

North America sales and gross margins for the first quarter of fiscal 2003 remained essentially flat compared to prior year. First quarter sales in Europe were up 8% in fiscal 2003 compared to the prior year, primarily due to strengthening of the euro against the U.S. dollar as well as greater demand for RFWC products. Asia Pacific sales increased 32.6% in the first quarter from the prior year, benefiting from growth in RFWC sales. Asia Pacific gross margins as a percent of sales declined to 24.3% from prior year of 26.0% as the Company recorded lower margins from an expanded customer base of top-tier OEMs. Latin American sales decreased 24.5% from the prior year's first quarter as a result of poor economic conditions.

Selling, General, and Administrative Expenses
Selling, general and administrative expenses were $24,246 in the first quarter of fiscal year 2003 compared to $23,542 in the prior year's first quarter. Investment in additional engineering staff, payroll increases, as well as weakening of the U.S. dollar relative to other currencies, were the primary items causing the increase in SG&A expenses over the prior year. SG&A as a percent of revenue improved from 22.5% in the first quarter of fiscal 2002 to 22.3% in the first quarter of fiscal 2003.

Interest and Other Expenses
Lower interest expense in fiscal 2003 compared to fiscal 2002 is due to the adoption of SFAS 133, Accounting for Derivative Instruments and Hedging Activities, in the first quarter of fiscal 2002, for certain interest rate exchange agreements. In that quarter the Company recorded the change in the fair value of these agreements of $507,000 as well as the amortization of the transitional adjustment of $125,000. In fiscal 2003, the Company designated such agreements as hedges and has subsequently recorded any change in the fair value of such agreements to other accumulated comprehensive income.

Net Results
Net income for the quarter was $284,000 compared to a $354,000 net loss in the prior year.

Liquidity and Capital Resources
Working capital requirements increased $10.6 million in the first quarter of fiscal 2003 due to reductions in accounts payable of $8.7 million and an increase in other working capital compared to the first quarter of the prior year where working capital requirements decreased $7.8 million due to a decrease in accounts receivable of $13.8 million offset by an increase in other working capital.

The loan and debenture agreements contain financial covenants, of which the most restrictive set benchmark levels for tangible net worth, a debt to tangible net worth ratio, senior funded debt to cash flow and annual debt service coverage. Compliance with certain of these covenants was waived by the lenders for the period ended August 31, 2002. The Company was in compliance with the remaining covenants for the period ended August 31, 2002. The Company is currently in process of finalizing an amendment to its credit agreement.

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

Controls and Procedures
The Company's Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)), have concluded that, as of August 31, 2002, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the date of the evaluation, nor were there any significant deficiencies or material weaknesses in the Company's internal controls. As a result, no corrective actions were required or undertaken.

Part II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company is engaged in legal proceedings arising in the normal course of business. These legal proceedings are not expected to have a material adverse effect on the Company.

ITEM 2. CHANGES IN SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits -

99             Statements of Edward J. Richardson, Chairman of the Board and Chief Executive Officer of Richardson Electronics, Ltd and Dario Sacomani, Senior Vice President and Chief Financial Officer of Richardson Electronics, Ltd, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K -
      Form 8-K dated July 16, 2002 announcing Richardson's fiscal 2003 first quarter dividend.
      Form 8-K dated August 29, 2002 containing certifications by the CEO and CFO pursuant to the Sarbanes-Oxley Act of 2002.
      Form 8-K dated September 30, 2002 reporting Richardson's first quarter fiscal 2003 Earnings.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 14, 2002	RICHARDSON ELECTRONICS, LTD. By /S/ Dario Sacomani Dario Sacomani Senior Vice President and Chief Financial Officer

CERTIFICATION PURSUANT TO
SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, Edward J. Richardson, certify that:

  I have reviewed this quarterly report on Form 10-Q of Richardson Electronics, Ltd. for the period ended August 31, 2002;
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d -14) for the registrant and have:

  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of the quarterly report (the "Evaluation Date");

  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b) any fraud, whether or not material, that involves management or other employees which have a significant role in the registrant's internal controls; and
  The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in the internal controls or in other factors that could significantly affect internal controls subsequent the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: 10/10/02           Name: Edward J. Richardson

Signature:_/S/Edward J. Richardson

Title: Chairman of the Board and Chief Executive Officer

CERTIFICATION PURSUANT TO
SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, Dario Sacomani, certify that:

  I have reviewed this quarterly report on Form 10-Q of Richardson Electronics, Ltd. for the period ended August 31, 2002;
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d -14) for the registrant and have:

  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of the quarterly report (the "Evaluation Date");

  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b) any fraud, whether or not material, that involves management or other employees which have a significant role in the registrant's internal controls; and
  The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in the internal controls or in other factors that could significantly affect internal controls subsequent the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: 10/10/02           Name: Dario Sacomani

Signature:_/S/Dario Sacomani

Title: Senior Vice-president and Chief Financial Officer