Form 10-Q
period 2002-11-30
RICHARDSON ELECTRONICS LTD/DE
filed 2003-01-14
CIK 355948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended _________November 30, 2002 __________

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

YES [ X ]   NO [   ]

As of January 9, 2003, there were outstanding 12,169,482 shares of Common Stock, $.05 par value, inclusive of 1,583,903 shares held in treasury, and 3,206,812 shares of Class B Common Stock, $.05 par value, which are convertible into Common Stock on a share-for-share basis.

This Quarterly Report on Form 10-Q contains 26 pages. An exhibit index is at page 21.

Richardson Electronics, Ltd. and Subsidiaries
Form 10-Q
For the Three- and Six-Month Periods Ended November 30, 2002

Richardson Electronics, Ltd. and Subsidiaries
Consolidated Condensed Balance Sheets
(in thousands)

	November 30 2002	May 31 2002
ASSETS	(Unaudited)
Current Assets:
Cash and equivalients	$ 9,989	$ 15,485
Receivables, less allowance of $2,719 and $2,646	81,445	84,156
Inventories	108,717	107,159
Other	21,945	20,999
Total current assets	222,096	227,799
Property, plant and equipment	58,493	55,232
Less accumulated depreciation	(29,148)	(26,405)
Property, plant and equipment, net	29,345	28,827
Goodwill	4,179	24,914
Other assets	4,703	5,296
Total assets	260,323	286,836
LIABILITES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 18,082	$ 27,387
Accrued expenses	15,717	13,631
Notes payable and current portion of long-term debt	39	38
Total current liabilities	33,838	41,053
Long-term debt, less current portion	136,855	132,218
Deferred income taxes	4,243	8,764
Non-current liabilities	5,218	5,195
Total liabilities	180,154	187,233
Stockholders' equity:
Common stock, $.05 par value; issued 12,152 shares at November 30, 2002 and 12,144 at May 31, 2002	608	607
Class B common stock, convertible, $.05 par value; issued 3,207 at November 30, 2002 and at May 31, 2002	160	160
Additional paid-in capital	91,139	91,013
Common stock in treasury, at cost; 1,566 shares at November 30, 2002 and 1,584 at May 31, 2002	(9,282)	(9,386)
Retained earnings	18,955	36,420
Accumulated other comprehensive loss	(21,411)	(19,211)
Total stockholders' equity	80,169	99,603
Total liabilities and stockholders' equity	$ 260,323	$ 286,836

Richardson Electronics, Ltd. and Subsidiaries
Consolidated Condensed Income Statements
For the Three- and Six Month Periods Ended November 30, 2002 and 2001
(Unaudited) (in thousands, except per share amounts)

	Three Months		Six Months
	FY 2003	FY 2002	FY 2003	FY 2002
Net sales	$118,958	$115,499	$227,572	$220,180
Cost of products sold	90,045	87,118	171,505	165,325
Gross margin	28,913	28,381	56,067	54,855
Selling, general and administrative expenses	24,458	23,312	48,704	46,854
Operating income	4,455	5,069	7,363	8,001
Other (income) expense:
Interest expense	2,415	3,521	4,893	7,127
Investment income	(65)	(70)	(132)	(271)
Other, net	245	205	298	288
	2,595	3,656	5,059	7,144
Income before income taxes and cumulative effect of accounting change	1,860	1,413	2,304	857
Income taxes	670	511	830	309
Net income before cumulative effect of accounting change	1,190	902	1,474	548
Cumulative effect of accounting change, net of tax (Note B)	-	-	(17,862)	-
Net income (loss)	1,190	902	(16,388)	548
Net income (loss) per share - basic:
Net income per share before cumulative effect of accounting change	$ .09	$ .07	$ .11	$ .04
Cumulative effect of accounting change, net of tax (Note B)	-	-	(1.30)	-
Net income (loss) per share	$ .09	$ .07	$ (1.19)	$ .04
Average shares outstanding	13,789	13,614	13,785	13,570
Net income (loss) per share - diluted:
Net income per share before cumulative effect of accounting change	$ .09	$ .07	$ .11	$ .04
Cumulative effect of accounting change, net of tax (Note B)	-	-	(1.28)	-
Net income (loss) per share	$ .09	$ .07	$ (1.17)	$ .04
Average shares outstanding	13,871	13,806	14,004	13,883
Dividends per common share	$ .04	$ .04	$ .08	$ .08
Comprehensive income (loss):
Net income (loss)	$ 1,190	$ 902	$ (16,388)	$ 548
Foreign currency translation	(1,945)	(867)	(1,947)	558
SFAS 133 transition adjustment	-	-	-	(971)
Fair value adjustment - cash flow hedges	23	80	(253)	160
Comprehensive income (loss)	$ (732)	$ 115	$ (18,588)	$ 295

Richardson Electronics, Ltd. and Subsidiaries
Consolidated Condensed Statements of Cash Flows
For the Six-Month Periods Ended November 30, 2002 and 2001
(Unaudited) (in thousands)

	FY 2003	FY 2002
Operating Activites:
Net (loss) income	$ (16,388)	$ 548
Non-cash charges to income:
Depreciation	2,764	2,698
Amortization	153	419
Deferred income taxes	(52)	(462)
Cululative effect of a change in accounting principle	17,862	-
Other	456	2,167
Total non-cash charges	21,183	4,822
Changes in working capital, net of effects of currency translation and business acquisitions:
Accounts receivable	2,781	13,163
Inventories	(1,942)	4,136
Other current assets	(1,469)	(676)
Accounts payable	(9,795)	1,157
Other Liabilities	1,975	(2,876)
Net changes in working capital	(8,450)	14,904
Net cash provided by (used in) operating activities	(3,655)	20,274
Financing Activities:
Proceeds from borrowings	19,841	15,308
Payments on debt	(16,436)	(24,716)
Proceeds from stock issuance	49	643
Cash dividends	(1,077)	(1,076)
Net cash provided by (used in) financing activities	2,377	(9,841)
Investing Activities:
Capital expenditures	(3,224)	(2,766)
Business acquisitions	(764)	(8,634)
Other	(230)	312
Net cash used in investing activities	(4,218)	(11,088)
Decrease in cash and equivalents	(5,496)	(655)
Cash and equivalents at beginning of year	15,485	15,946
Cash and equivalents at end of period	$ 9,989	$ 15,291

Richardson Electronics, Ltd. and Subsidiaries
Notes to Consolidated Condensed Financial Statements
Three- and Six-Month Periods Ended November 30, 2002 and 2001
(Unaudited)

Note A -- Basis of Presentation
The accompanying unaudited Consolidated Condensed Financial Statements (Statements) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended November 30, 2002 are not necessarily indicative of the results that may be expected for the year ended May 31, 2003.
For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2002.

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

The Company applied the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2003, and, accordingly discontinued the amortization of goodwill and other intangible assets not subject to amortization.

The following table presents a reconciliation of reported net income (loss) to adjusted net income (loss) excluding amortization of intangible assets not subject to amortization, net of taxes, (in thousands, except per-share amounts):

For the Periods Ended November 30, 2002 and 2001
	Three Months		Six Months
	FY 2003	FY 2002	FY 2003	FY 2002
Reported net income (loss)	$ 1,190	$ 902	$ (16,388)	$ 548
Add back amortization of goodwill	-	79	-	167
Add back amortization of other intangible assets not subject to amortization	-	15	-	29
Adjusted net income (loss)	$ 1,190	$ 996	$ (16,388)	$ 744
Basic earnings per share:
Reported earnings (loss) per share	$ 0.09	$ 0.07	$ (1.19)	$ 0.04
Add back amortization of goodwill	-	-	-	0.01
Add back amortization of other intangible assets not subject to amortization	-	-	-	-
Adjusted basic earnings (loss) per share	$ 0.09	$ 0.07	$ (1.19)	$ 0.05
Diluted earnings per share:
Reported earnings (loss) per share	$ 0.09	$ 0.07	$ (1.17)	$ 0.04
Add back amortization of goodwill	-	-	-	0.01
Add back amortization of other intangible assets not subject to amortization	-	-	-	-
Adjusted diluted earnings (loss) per share	$ 0.09	$ 0.07	$ (1.17)	$ 0.05

During the second quarter of fiscal 2003, the Company completed both steps of the required impairment tests of goodwill and indefinite lived intangible assets for each of the reporting units as required under the transitional accounting provisions of SFAS 142.

In identifying reporting units, the Company evaluated its reporting structure as of the date of adoption. The Company concluded that the following operating segments and their components qualified as reporting units: RF & Wireless Communications, Broadcast, Display Systems Group, Industrial Power Group, Burtek, and Security Systems Division excluding Burtek. The first step in the process of goodwill impairment testing is a screen for potential impairment of the goodwill and other long lived assets, while the second step measures the amount of the impairment. The Company used a discounted cash flow valuation (income approach) to determine the fair value of each of the reporting units. Sales, operating income, and EBITDA multiples (market approaches) were used as a check against the impairment implications derived under the income approach. The first step indicated that goodwill and other long lived assets of RF & Wireless Communications, Broadcast and Security Systems Division excluding Burtek were impaired. In evaluating the amount of impairment, it was determined that all goodwill and other long lived assets were impaired for the aforementioned reporting units. Consequently, the Company recorded effective at the beginning of the first quarter of fiscal 2003, an impairment loss of $21.6 million of which $21.5 million related to goodwill with the balance attributable to other intangible assets with indefinite useful lives. The impairment loss of $17.9 million, net of tax of $3.7 million, was recorded as a cumulative effect of a change in accounting principle.

The table below provides changes in carrying value of goodwill by reportable segment (in thousands):

	Reportable Segments
	RFWC	IPG	SSD	DSG	Total
Goodwill at May 31,2002	$ 20,342	$ 864	$ 2,297	$ 1,411	$ 24,914
Additions	-	-	-	764	764
Impairment loss	(20,345)	-	(1,131)	-	(21,476)
Foreign currency translation	3	2	(28)	-	(23)
Goodwill at November 30,2002	$ -	$ 866	$ 1,138	$ 2,175	$ 4,179

The addition to goodwill recorded in the first quarter of fiscal 2003 represents additional consideration paid for certain business acquisitions made in prior periods due to the acquired businesses achieving certain targeted operating levels.

The following table provides changes in carrying value of other intangible assets not subject to amortization which represent incorporation and acquisition costs (in thousands):

	Reportable Segments
	RFWC	IPG	SSD	Total
Other intangible assets not subject to amortization at May 31,2002	$ 111	$ 9	$ 373	$ 493
Impairment loss	(111)	-	-	(111)
Foreign currency translation	-	-	(9)	(9)
Other intangible assets not subject to amortization balance at November 30, 2002	$ -	$ 9	$ 364	$ 373

Intangible assets subject to amortization as well as amortization expense are as follows (in thousands):

	November 30, 2002		May 31, 2002
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Intangible assets subject to amortization:
Deferred financing costs	$ 3,178	$ 2,470	$ 2,852	$ 2,335
Other intangible assets	478	442	478	436
Total intangible assets subject to amortization:	$ 3,656	$ 2,912	$ 3,330	$ 2,771

	Second Quarter		Six Months
	FY 2003	FY 2002	FY 2003	FY 2002
Amortization of intangible assets subject to amortization	$ 91	$ 33	$ 141	$ 66

The amortization expense associated with the intangible assets subject to amortization is expected to be $284,000, $313,000, $194,000, $71,000 and $23,000 in fiscal 2003, 2004, 2005, 2006, and 2007, respectively. The weighted average number of years of amortization expense remaining is 3.25.

Note C -- Income Taxes
 The income tax provisions for the three and six-month periods ended November 30, 2002 and November 30, 2001 are based on the estimated annual effective tax rate of 36%, representing the U.S. statutory rate of 35% and the net of state and foreign subsidiary tax rates. The higher effective tax rates in foreign jurisdictions are offset by the tax benefits under the extra-territorial income tax regime.

Note D -- Calculation of Earnings per Share
 Basic earnings per share is calculated by dividing net income by the weighted average number of Common and Class B Common shares outstanding. Diluted earnings per share is calculated by dividing net income (adjusted for interest savings, net of tax, on assumed bond conversions) by the actual shares outstanding and share equivalents that would arise from the exercise of stock options and the assumed conversion of convertible bonds when such assumptions have a dilutive effect on the calculation. The Company's 8 1/4 % and 7 1/4 % convertible debentures are excluded from the calculation in both fiscal 2002 and 2003 as assumed conversion would be anti-dilutive. The per share amounts presented in the Consolidated Condensed Statement of Operations are based on the following amounts (in thousands):

	Second Quarter		Six Months
	FY 2003	FY 2002	FY 2003	FY 2002
Numerator for basic EPS:
Net income before cumulative effect of accounting change	$ 1,190	$ 902	$ 1,474	$ 548
Cumulative effect of accounting change	-	-	(17,862)	-
Net income (loss)	$ 1,190	$ 902	$ (16,388)	$ 548
Denominator for basic EPS:
Beginning shares outstanding	13,767	13,470	13,767	13,470
Additional shares issued	22	144	18	100
Average shares outstanding	13,789	13,614	13,785	13,570
Numerator for diluted EPS:
Net income before cumulative effect of accounting change	$ 1,190	$ 902	$ 1,474	$ 548
Cumulative effect of accounting change	-	-	(17,862)	-
Net income (loss)	$ 1,190	$ 902	$ (16,388)	$ 548
Interest savings, net of tax, on assumed conversion of bonds	-	-	-	-
Adjusted net income (loss)	$ 1,190	$ 902	$ (16,388)	$ 548
Denominator for diluted EPS:
Average shares outstanding	13,789	13,614	13,785	13,570
Effect of dilutive stock options	82	192	219	313
Assumed conversion of bonds	-	-	-	-
Average shares outstanding	13,871	13,806	14,004	13,883

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

Accounts receivable, inventory, goodwill and certain notes receivable are identified by SBU. Cash, net property, plant and equipment, and other assets are not identifiable by SBU. Accordingly, depreciation and amortization of financing costs and certain intangible assets are not identifiable by SBU. Operating results for the three- and six-month periods ended November 30, 2002 and November 30, 2001 and identifiable assets as of the end of the respective periods by SBU are summarized in the table below (in thousands). Fiscal 2002 DSG data has been reclassified to include medical monitors. Fiscal 2002 MSG data was reclassified to include only Medical Glassware, which was sold in February 2002. The reclassifications have been made to conform to the 2003 presentations.

Second Quarter	Sales	Margin	Contribution	Assets	Goodwill
FY 2003
RFWC	$ 58,386	$ 13,091	$ 6,922	$ 95,688	$ -
IPG	19,707	6,480	4,727	34,720	866
SSD	23,989	6,013	3,500	33,454	1,138
DSG	14,833	3,993	2,372	23,834	2,175
MSG	245	31	(31)	1,563	-
Total	$ 117,160	$ 29,608	$ 17,490	$ 189,259	$ 4,179
FY 2002
RFWC	$ 53,077	$ 12,546	$ 7,481	$ 126,920	$ 19,781
IPG	18,750	6,164	4,521	40,194	924
SSD	21,491	5,084	2,691	35,736	2,551
DSG	15,839	4,001	2,359	28,457	1,487
MSG	3,981	818	216	13,822	261
Total	$ 113,138	$ 28,613	$ 17,268	$ 245,129	$ 25,004

Six monts	Sales	Margin	Contribution	Assets	Goodwill
FY 2003
RFWC	$ 110,187	$ 24,975	$ 12,815	$ 95,688	$ -
IPG	38,469	12,891	9,388	34,720	866
SSD	46,396	11,447	6,454	33,454	1,138
DSG	28,122	7,596	4,380	23,834	2,175
MSG	844	187	63	1,563	-
Total	$ 224,018	$ 57,096	$ 33,100	$ 189,259	$ 4,179
FY 2002
RFWC	$ 97,540	$ 23,736	$ 12,537	$ 126,920	$ 19,781
IPG	37,534	12,561	9,293	40,194	924
SSD	41,880	9,869	5,096	35,736	2,551
DSG	30,701	7,709	4,295	28,457	1,487
MSG	8,057	1,751	562	13,822	261
Total	$ 215,712	$ 55,626	$ 31,783	$ 245,129	$ 25,004

A reconciliation of sales, gross margin, direct operating contribution and assets to the relevant consolidated amounts follows. (Other assets include miscellaneous receivables, manufacturing inventories and sundry assets.) (in thousands):

	Second Quarter		Six Months
	FY2003	FY2002	FY2003	FY2002
Sales - segments total	$ 117,160	$ 113,138	$ 224,018	$ 215,712
Corporate	1,798	2,361	3,554	4,468
Sales	$ 118,958	$ 115,499	$ 227,572	$ 220,180
Gross margin - segments total	$ 29,608	$ 28,613	$ 57,096	$ 55,626
Manufacturing variances and other costs	(695)	(232)	(1,029)	(771)
Gross Margin	$ 28,913	$ 28,381	$ 56,067	$ 54,855
Segment profit contribution	$ 17,490	$ 17,268	$ 33,100	$ 31,783
Manufacturing variances and other costs	(695)	(232)	(1,029)	(771)
Regional selling expenses	(4,097)	(3,590)	(8,388)	(7,436)
Administrative expenses	(8,243)	(8,377)	(16,320)	(15,575)
Operating income	$ 4,455	$ 5,069	$ 7,363	$ 8,001
Segment assets	$ 189,259	$ 245,129
Cash and equivalents	9,989	15,291
Other current assets	21,945	20,267
Net property	29,345	28,860
Other assets	9,785	6,613
Total assets	$ 260,323	$ 316,160

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

Results of Operations

Sales and Gross margins
Sales for the second quarter of fiscal 2003 were $119.0 million representing a 3.0% increase from prior year. Sales for the six-month period of fiscal 2003 were $227.6 million compared to the same period of fiscal 2002 of $220.2 million. Revenue from continuing operations (excluding MSG) increased 6.5% and 6.9% compared to the prior year's quarter and six-month period, respectively. Sequential quarterly sales increased 9.5% over the first quarter. Consolidated gross margins decreased 30 basis points for the quarter and year-to-date compared to prior year resulting from higher manufacturing variances from lower utilization rates and lower markups on an expanded wireless customer base. Sales, percentage changes from the prior year, gross margins and gross margin percent of sales by SBU are summarized in the following table. Warranty provisions, LIFO provisions, freight costs, obsolescence provisions, and gross margins from miscellaneous sales are included under the caption "Corporate" (in thousands).

	Sales			Gross Margin
	FY 2003	FY 2002	% Change	FY 2003	GM % of Sales	FY 2002	GM % of Sales
Second Quarter
RFWC	$ 58,386	$ 53,077	10.0%	$ 13,091	22.4%	$ 12,546	23.6%
IPG	19,707	18,750	5.1%	6,480	32.9%	6,164	32.9%
SSD	23,989	21,491	11.6%	6,013	25.1%	5,084	23.7%
DSG	14,833	15,839	- 6.4%	3,993	26.9%	4,001	25.3%
MSG	245	3,981	- 93.8%	31	12.7%	818	20.5%
Corporate	1,798	2,361		(695)		(232)
Total	$ 118,958	$ 115,499	3.0%	$ 28,913	24.3%	$ 28,381	24.6%
Excluding MSG	$ 118,713	$ 111,518	6.5%	$ 28,882	24.3%	$ 27,563	24.7%
Six Months
RFWC	$ 110,187	$ 97,540	13.0%	$ 24,975	22.7%	$ 23,736	24.3%
IPG	38,469	37,534	2.5%	12,891	33.5%	12,561	33.5%
SSD	46,396	41,880	10.8%	11,447	24.7%	9,869	23.6%
DSG	28,122	30,701	- 8.4%	7,596	27.0%	7,709	25.1%
MSG	844	8,057	- 89.5%	187	22.2%	1,751	21.7%
Corporate	3,554	4,468		(1,029)		(771)
Total	$ 227,572	$ 220,180	3.4%	$ 56,067	24.6%	$ 54,855	24.9%
Excluding MSG	$ 226,728	$ 212,123	6.9%	$ 55,880	24.6%	$ 53,104	25.0%

RFWC's second quarter sales increased 10.0% from fiscal 2002 levels, primarily driven by a 47% growth in the United States. Sales for the six-month period increased 13% from the prior year primarily from growth in Asia and the Unites States. Gross margins as a percent of sales decreased from 23.6% in the prior year's second quarter to 22.4% in fiscal 2003 primarily due to several large U.S. customer sales at low margins.

IPG sales increased by 5.1% in the second quarter as sales in the U.S. increased by 9.3% offset partially by declines in Asia and Latin America. Sales for IPG for the six-month period increased 2.5% compared to the prior year.

SSD sales continued their upward trend increasing 11.6% compared to the second quarter of fiscal 2002 and 10.8% in the six month period compared to the prior year due to heightened concerns over security and acceleration in the conversion from analogue to digital technology. Gross margins increased to 25.1% in the second quarter from 23.7% in the prior year's second quarter due to an increase in sales and gross margins in the Canada region. Gross margin trends were similar year-to-date compared to the prior year.

Second quarter sales for DSG fell 6.4% in fiscal 2003 from 2002 levels, reflecting the weakness in transportation and financial services sectors as well as the timing of project scheduling. Gross margins increased to 26.9% in the second quarter from 25.3% in the same period in the prior year primarily due to an increase in margins from CRT and medical monitor displays. Year-to-date sales and gross margin trends were similar to the second quarter.

MSG sales decline of 93.8% in the second quarter from fiscal 2002 was the result of the Medical Glassware business sale completed in February of 2002. Fiscal 2002 sales and gross margins for MSG have been reclassified to include only Medical Glassware products to conform with the fiscal 2003 presentation. All other sales and gross margins previously reported as MSG have been reclassified to Corporate.

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

	Sales			Gross Margin
	FY 2003	FY 2002	% Change	FY 2003	GM % of Sales	FY 2002	GM % of Sales
Second Quarter
North America	$ 67,126	$ 60,641	10.7%	$ 16,948	25.2%	$ 15,603	25.7%
Europe	24,924	24,697	0.9%	6,666	26.7%	6,446	26.1%
Asia/Pacific	18,768	18,299	2.6%	4,193	22.3%	4,091	22.4%
Latin America	4,968	7,545	-34.2%	1,460	29.4%	1,998	26.5%
Other	1,374	1,956	- 29.8%	341	24.8%	475	24.3%
Corporate	1,798	2,361		(695)		(232)
Total	$ 118,958	$ 115,499	3.0%	$ 28,913	24.3%	$ 28,381	24.6%
Six Months
North America	$ 127,724	$ 120,869	5.7%	$ 32,586	25.5%	$ 31,206	25.8%
Europe	47,364	45,472	4.2%	12,619	26.6%	12,135	26.7%
Asia/Pacific	36,101	31,373	15.1%	8,409	23.3%	7,486	23.9%
Latin America	10,035	14,252	-29.6%	2,751	27.4%	3,879	27.2%
Other	2,794	3,746	- 25.4%	731	26.2%	920	24.6%
Corporate	3,554	4,468		(1,029)		(771)
Total	$ 227,572	$ 220,180	3.4%	$ 56,067	24.6%	$ 54,855	24.9%

North America sales increased 10.7% in the second quarter from the prior year primarily due to sales growth in RFWC in the United States and strong SSD sales in Canada. In the second quarter, gross margins declined from 25.7% in fiscal 2002 to 25.2% in fiscal 2003 in North America from lower markups on an expanded customer base. Asia Pacific sales increased by 2.6% in the second quarter while gross margins remained essentially flat. Sales in Asia Pacific increased 15.1% in the six-month period compared to the prior year due to an increase in sales in RFWC. Latin America sales declined 34.2% from the prior year's second quarter. Sales for the six-month period for Latin America were down 29.6% compared to the prior year. The quarter and six-month sales declines are a direct result of the economic downturn in the Latin America economies.

Selling, General and Administrative Expenses
Selling, general and administrative expenses in the second quarter of fiscal 2003 of $24.5 million increased 4.9% from the prior year's second quarter. Investment in engineering staff, higher performance incentives and additional professional services accounted for the increase. SG&A as a percent of revenues in the second quarter of fiscal 2003 decreased to 20.6% from 22.3% in the first quarter of fiscal 2003 but increased from 20.2% from the prior year's second quarter.

Interest and Other Expenses
Lower interest expense in fiscal 2003 compared to fiscal 2002 is partially due to the adoption of SFAS 133, Accounting for Derivative Instruments and Hedging Activities, in the beginning of fiscal 2002, for certain interest rate exchange agreements. The Company recorded the change in the fair value of these agreements of $507,000 in the first quarter and $ 522,000 in the second quarter of fiscal 2002 in interest expense. In fiscal 2003, the Company designated such agreements as hedges and has subsequently recorded any change in the fair value of such agreements to other accumulated comprehensive income.
The remainder of the interest expense difference is attributed to lower borrowing levels at more favorable interest rates in fiscal 2003.

Net Results
Net income for the second quarter of fiscal 2003 was $1,190,000 compared to $902,000 net income in the second quarter of the prior year. For the six-month periods, the Company recorded net income before cumulative effect of accounting change of $1,474,000 and $548,000, in 2003 and 2002, respectively. For the six-month periods, the Company recorded a net loss of $16,388,000 and a net income of $548,000 in fiscal 2003 and 2002, respectively. Included in the 2003 results is a goodwill and other intangible assets impairment charge in the amount of $17.9 million, net of taxes of $3.7 million. The impairment was recorded as a change in accounting principle in the first quarter of fiscal 2003. Accordingly, the first quarter results were modified to include this charge as required under the transitional provisions of SFAS 142. (See Note B to the Consolidated Financial Statements).

Liquidity and Capital Resources
Working capital requirements increased $8.8 million in the six months of fiscal 2003 due to reductions in accounts payable of $9.8 million compared to the prior year where working capital requirements decreased $14.9 million primarily due to a decrease in accounts receivable of $13.2 million. Despite an increase of 9.5% in sales in the second quarter, net changes in working capital decreased in the quarter by $1.9 million.
The Company entered into a new $102 million secured revolving credit facility with its current lending group. The new credit facility replaces existing credit lines and is principally secured by the Company trade receivables and inventory. The new agreement provides significantly relaxed leverage and coverage ratios from the prior agreement while extending the maturity date to September 2005 with similar pricing.
The loan and debenture agreements contain financial covenants, of which the most restrictive set benchmark levels for tangible net worth, senior funded debt to cash flow, cash flow to interest coverage, and senior funded debt relative to accounts receivable and inventory levels. The Company was in compliance with the covenants for the period ended November 30, 2002.
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
Controls and Procedures
The Company's Chief Executive Officer and its Chief Financial Officer, after valuating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)), have concluded that, as of November 30, 2002, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.
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

ITEM 2. CHANGES IN SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders held October 15, 2002, the management slate of directors ran unopposed and was elected.

Name	Number of Affirmative Votes	Withheld Authority
Edward J. Richardson	40,737,516	260,610
Scott Hodes	40,901,873	96,253
Samuel Rubinovitz	40,900,973	97,153
Arnold Allen	40,900,523	97,603
Jacques Bouyer	40,882,099	116,027
Dario Sacomani	40,737,154	260,972
Harold L.Purkey	40,902,123	96,003
Ad Ketelaars	40,902,373	95,753
Bruce W. Johnson	40,735,964	262,162
John R. Peterson	40,902,373	95,753

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

(b) Reports on Form 8-K

Form 8-K dated October 15, 2002 announcing Richardson's fiscal 2003 second quarter dividend.

Form 8-K dated December 5, 2002 announcing Richardson's second quarter fiscal 2003 conference call.

Form 8-K dated December 9, 2002 announcing Richardson's new credit facility agreement.

Form 8-K dated December 17, 2002 reporting Richardson's second quarter fiscal 2003 Earnings.

Form 8-K dated December 18, 2002 containing Richardson's new credit facility agreement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 14, 2003	RICHARDSON ELECTRONICS, LTD. By _\S\ Dario Sacomani _ Dario Sacomani Senior Vice President and Chief Financial Officer

CERTIFICATION PURSUANT TO
SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, Edward J. Richardson, certify that:

  I have reviewed this quarterly report on Form 10-Q of Richardson Electronics, Ltd. for the period ended November 30, 2002;
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

Date: January 14, 2003           Name: Edward J. Richardson

Signature:_/S/Edward J. Richardson

Title: Chairman of the Board and Chief Executive Officer

CERTIFICATION PURSUANT TO
SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, Dario Sacomani, certify that:

  I have reviewed this quarterly report on Form 10-Q of Richardson Electronics, Ltd. for the period ended November 30, 2002;
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

Date: January 14, 2003/02           Name: Dario Sacomani

Signature:_/S/Dario Sacomani

Title: Senior Vice-president and Chief Financial Officer