Form 10-Q
period 2003-02-28
RICHARDSON ELECTRONICS LTD/DE
filed 2003-04-14
CIK 355948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended _________February 28, 2003 __________

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

YES [ X ]   NO [   ]

As of April 7, 2003, there were outstanding 12,194,829 shares of Common Stock, $.05 par value, inclusive of 1,557,428 shares held in treasury, and 3,206,812 shares of Class B Common Stock, $.05 par value, which are convertible into Common Stock on a share-for-share basis.

This Quarterly Report on Form 10-Q contains 28 pages. An exhibit index is at page 23.

Richardson Electronics, Ltd. and Subsidiaries
Form 10-Q
For the Three- and Nine-Month Periods Ended February 28, 2003

Richardson Electronics, Ltd. and Subsidiaries
Consolidated Condensed Balance Sheets
(in thousands)

	February 28 2003 (Unaudited)	May 31 2002
ASSETS
Current Assets:
Cash and equivalients	$ 12,383	$ 15,485
Receivables, less allowance of $3,436 and $2,646	82,916	84,156
Inventories	111,343	107,159
Other	21,212	20,999
Total current assets	227,854	227,799
Property, plant and equipment	61,713	55,232
Less accumulated depreciation	(31,125)	(26,405)
Property, plant and equipment, net	30,588	28,827
Goodwill	4,243	24,914
Other assets	3,968	5,296
Total assets	$ 266,653	$ 286,836
LIABILITES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 21,332	$ 27,387
Accrued expenses	13,088	13,631
Notes payable and current portion of long-term debt	42	38
Total current liabilities	34,462	41,056
Long-term debt, less current portion	140,961	132,218
Deferred income taxes	4,160	8,764
Non-current liabilities	5,229	5,195
Total liabilities	184,812	187,233
Stockholders' equity:
Common stock, $.05 par value; issued 12,179 shares at February 28, 2003 and 12,144 at May 31, 2002	608	607
Class B common stock, convertible, $.05 par value; issued 3,207 at Februry 28, 2003 and at May 31, 2002	160	160
Additional paid-in capital	91,312	91,013
Common stock in treasury, at cost; 1,557 shares at February 28, 2003 and 1,584 at May 31, 2002	(9,229)	(9,386)
Retained earnings	18,411	36,420
Accumulated other comprehensive loss	(19,421)	(19,211)
Total stockholders' equity	81,841	99,603
Total liabilities and stockholders' equity	$ 266,653	$ 286,836

See Notes to Consolidated Condensed Financial Statements

Richardson Electronics, Ltd. and Subsidiaries
Consolidated Condensed Statements of Operations
For the Three- and Nine-Month Periods Ended February 28, 2003 and 2002
(unaudited) (in thousands, except per share amounts)

	Three Months		Nine Months
	FY 2003	FY 2002	FY 2003	FY 2002
Net sales	$118,010	$109,431	$345,582	$329,611
Cost of products sold	89,808	83,151	261,313	248,476
Gross margin	28,202	26,280	84,269	81,135
Selling, general and administrative expenses	25,451	23,427	74,155	70,281
Operating income	2,751	2,853	10,114	10,854
Other (income) expense:
Interest expense	2,537	2,589	7,430	9,716
Investment income	9	(14)	(123)	(285)
Other, net	215	4,551	513	4,839
	2,761	7,126	7,820	14,270
Income (loss) before income taxes and cumulative effect of accounting change	(10)	(4,273)	2,294	(3,416)
Income taxes	(5)	(1,530)	825	(1,221)
Net income (loss) before cumulative effect of accounting change	(5)	(2,743)	1,469	(2,195)
Cumulative effect of accounting change, net of tax (Note B)	-	-	(17,862)	-
Net loss	$ (5)	$ (2,743)	$ (16,393)	$ (2,195)
Net income (loss) per share - basic:
Net income (loss) per share before cumulative effect of accounting change	$ -	$ (.20)	$ .11	$ (.16)
Cumulative effect of accounting change, net of tax (Note B)	-	-	(1.30)	-
Net loss per share	$ -	$ (.20)	$ (1.19)	$ (.16)
Average shares outstanding	13,805	13,656	13,791	13,599
Net income (loss) per share - diluted:
Net income (loss) per share before cumulative effect of accounting change	$ -	$ (.20)	$ .11	$ (.16)
Cumulative effect of accounting change, net of tax (Note B)	-	-	(1.28)	-
Net loss per share	$ -	$ (.20)	$ (1.17)	$ (.16)
Average shares outstanding	13,805	13,656	13,989	13,599
Dividends per common share	$ .04	$ .04	$ .12	$ .12
Comprehensive income (loss):
Net loss	$ (5)	$ (2,743)	$ (16,393)	$ (2,195)
Foreign currency translation	2,034	(743)	87	(185)
SFAS 133 transition adjustment	-	-	-	(971)
Fair value adjustment - cash flow hedges	(44)	80	(297)	240
Comprehensive income (loss)	$ 1,985	$ (3,406)	$ (16,603)	$ (3,111)

See Notes to Consolidated Condensed Financial Statements

Richardson Electronics, Ltd. and Subsidiaries
Consolidated Condensed Statements of Cash Flows
For the Nine-Month Periods Ended February 28, 2003 and 2002
(Unaudited) (in thousands)

	FY 2003	FY 2002
Operating Activites:
Net loss	$ (16,393)	$ (2,195)
Non-cash charges to income:
Depreciation	4,072	4,158
Amortization	201	489
Deferred income taxes	(66)	(590)
Cumulative effect of a change in accounting principle	17,862	-
Charge related to disposition of a business	-	4,551
Other	660	2,280
Total non-cash charges	22,729	10,888
Changes in working capital, net of effects of currency translation and business acquisitions:
Accounts receivable	4,783	11,069
Inventories	(3,218)	8,377
Other current assets	(628)	(7,240)
Accounts payable	(7,515)	1,075
Other Liabilities	(1,009)	(5,645)
Net changes in working capital	(7,587)	7,636
Net cash provided by (used in) operating activities	(1,251)	16,329
Financing Activities:
Proceeds from borrowings	29,538	19,407
Payments on debt	(23,847)	(25,333)
Proceeds from stock issuance	204	671
Cash dividends	(1,617)	(1,609)
Net cash provided by (used in) financing activities	4,278	(6,864)
Investing Activities:
Capital expenditures	(4,958)	(4,112)
Business acquisitions	(764)	(8,716)
Proceeds from sale of business	-	6,261
Other	(407)	202
Net cash used in investing activities	(6,129)	(6,365)
Increase (decrease) in cash and equivalents	(3,102)	3,100
Cash and equivalents at beginning of year	15,485	15,946
Cash and equivalents at end of period	$ 12,383	$ 19,046

See Notes to Consolidated Condensed Financial Statements

Richardson Electronics, Ltd. and Subsidiaries
Notes to Consolidated Condensed Financial Statements
Three- and Nine-Month Periods Ended February 28, 2003 and 2002
(Unaudited)

Note A -- Basis of Presentation
The accompanying unaudited Consolidated Condensed Financial Statements (Statements) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended February 28, 2003 are not necessarily indicative of the results that may be expected for the year ended May 31, 2003.
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

The following table presents a reconciliation of reported net income (loss) to adjusted net income (loss) excluding amortization of goodwill and other intangible assets not subject to amortization, net of taxes, (in thousands, except per-share amounts):

	For the Periods Ended February 28, 2003 and 2002
	Three Months		Nine Months
	FY 2003	FY 2002	FY 2003	FY 2002
Reported net loss	$ (5)	$ (2,743)	(16,393)	$ (2,195)
Add back amortization of goodwill	-	81	-	249
Add back amortization of other intangible assets not subject to amortization	-	13	-	42
Adjusted net loss	$ (5)	$ (2,649)	(16,393)	$ (1,904)
Basic earnings per share:
Reported basic net loss per share	$ -	$ (0.20)	$ (1.19)	$ (0.16)
Add back amortization of goodwill	-	0.01	-	0.02
Add back amortization of other intangible assets not subject to amortization	-	-	-	-
Adjusted basic net loss per share	$ -	$ (0.19)	$ (1.19)	$ (0.14)
Diluted earnings per share:
Reported diluted net loss per share	$ -	$ (0.20)	$ (1.17)	$ (0.16)
Add back amortization of goodwill	-	0.01	-	0.02
Add back amortization of other intangible assets not subject to amortization	-	-	-	-
Adjusted diluted net loss per share	$ -	$ (0.19)	$ (1.17)	$ (0.14)

During the second quarter of fiscal 2003, the Company completed both steps of the required impairment tests of goodwill and indefinite lived intangible assets for each of the reporting units as required under the transitional accounting provisions of SFAS 142.

In identifying reporting units, the Company evaluated its reporting structure as of the date of adoption. The Company concluded that the following operating segments and their components qualified as reporting units: RF & Wireless Communications, Broadcast, Display Systems Group, Industrial Power Group, Burtek, and Security Systems Division excluding Burtek. The first step in the process of goodwill impairment testing is a screen for potential impairment of the goodwill and other long-lived assets, while the second step measures the amount of the impairment. The Company used a discounted cash flow valuation (income approach) to determine the fair value of each of the reporting units. Sales, operating income, and EBITDA multiples (market approaches) were used as a check against the impairment implications derived under the income approach. The first step indicated that goodwill and other long-lived assets of RF & Wireless Communications, Broadcast and Security Systems Division excluding Burtek were impaired. In evaluating the amount of impairment, it was determined that all goodwill and other long-lived assets were impaired for the aforementioned reporting units. Consequently, the Company recorded effective at the beginning of the first quarter of fiscal 2003, an impairment loss of $21.6 million of which $21.5 million related to goodwill with the balance attributable to other intangible assets with indefinite useful lives. The impairment loss of $17.9 million, net of tax of $3.7 million, was recorded as a cumulative effect of a change in accounting principle.

The table below provides changes in carrying value of goodwill by reportable segment (in thousands):

	Reportable Segments
	RFWC	IPG	SSD	DSG	Total
Goodwill at May 31,2002	$ 20,342	$ 864	$ 2,297	$ 1,411	$ 24,914
Additions	-	-	-	764	764
Impairment loss	(20,345)	-	(1,131)	-	(21,476)
Foreign currency translation	3	7	31	-	41
Goodwill at February 28,2003	$ -	$ 871	$ 1,197	$ 2,175	$ 4,243

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

The following table provides changes in carrying value of other intangible assets not subject to amortization which represent incorporation and acquisition costs (in thousands):

	Reportable Segments
	RFWC	IPG	SSD	Total
Other intangible assets not subject to amortization at May 31,2002	$ 111	$ 9	$ 373	$ 493
Impairment loss	(111)	-	-	(111)
Foreign currency translation	-	-	11	11
Other intangible assets not subject to amortization balance at February 28, 2003	$ -	$ 9	$ 384	$ 393

Intangible assets subject to amortization as well as amortization expense are as follows (in thousands):

	February 28, 2003		May 31, 2002
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Intangible assets subject to amortization:
Deferred financing costs	$ 3,158	$ 2,543	$ 2,852	$ 2,335
Other intangible assets	478	445	478	436
Total intangible assets subject to amortization:	$ 3,636	$ 2,988	$ 3,330	$ 2,771

	Third Quarter		Nine Months
	FY 2003	FY 2002	FY 2003	FY 2002
Amortization of intangible assets subject to amortization	$ 60	$ 45	$ 201	$ 111

The amortization expense associated with the intangible assets subject to amortization is expected to be $277,000, $302,000, $183,000, $79,000 and $8,000 in fiscal 2003, 2004, 2005, 2006, and 2007, respectively. The weighted average number of years of amortization expense remaining is 3.0.

Note C -- Warranties
 The Company offers warranty for specific products it manufactures. The Company also provides extended warranties for some products it sells that lengthen the period of coverage specified in the manufacturer's original warranty. Terms generally range from one to three years. Warranty reserves are established for costs that are expected to be incurred after the sale and delivery of products under warranty. The warranty reserves are determined based on known product failures, historical experience, and other currently available evidence.

Changes in the warranty reserve for the nine months ended February 28, 2003 were as follows (in thousands):

Warranty Reserve
Balance at May 31, 2002	$ 47
Accruals for warranties issued during the period	509
Utilization	(143)
Balance at February 28, 2003	$ 413

The increase in the warranty accrual represents warranties reserved for sales related to a new product offering in the third quarter of fiscal 2003.

Note D -- Income Taxes
 The income tax provisions for the three and nine-month periods ended February 28, 2003 and February 28, 2002 are based on the estimated annual effective tax rate of 36%, representing the U.S. statutory rate of 35% and the net effect of state and foreign subsidiary tax rates. Higher effective tax rates in foreign jurisdictions are offset by the tax benefits under the U.S. extra-territorial income tax laws and regulations.

Note E -- Calculation of Earnings per Share
 Basic earnings per share is calculated by dividing net income by the weighted average number of Common and Class B Common shares outstanding. Diluted earnings per share is calculated by dividing net income (adjusted for interest savings, net of tax, on assumed bond conversions) by the actual shares outstanding and share equivalents that would arise from the exercise of stock options and the assumed conversion of convertible bonds when such assumptions have a dilutive effect on the calculation. The Company's 8 1/4 % and 7 1/4 % convertible debentures are excluded from the calculation in both fiscal 2003 and 2002 as assumed conversion would be anti-dilutive. The per share amounts presented in the Consolidated Condensed Statement of Operations are based on the following amounts (in thousands):

	Third Quarter		Nine Months
	FY 2003	FY 2002	FY 2003	FY 2002
Numerator for basic EPS:
Net income (loss) before cumulative effect of accounting change	$ (5)	$ (2,743)	$ 1,469	$ (2,195)
Cumulative effect of accounting change	-	-	(17,862)	-
Net loss	$ (5)	$ (2,743)	$ (16,393)	$ (2,195)
Denominator for basic EPS:
Beginning shares outstanding	13,789	13,614	13,767	13,470
Additional shares issued	16	42	24	129
Average shares outstanding	13,805	13,656	13,791	13,599
Numerator for diluted EPS:
Net income (loss) before cumulative effect of accounting change	$ (5)	$ (2,743)	$ 1,469	$ (2,195)
Cumulative effect of accounting change	-	-	(17,862)	-
Net loss	$ (5)	$ (2,743)	$ (16,393)	$ (2,195)
Interest savings, net of tax, on assumed conversion of bonds	-	-	-	-
Adjusted net loss	$ (5)	$ (2,743)	$ (16,393)	$ (2,195)
Denominator for diluted EPS:
Average shares outstanding	13,805	13,656	13,791	13,599
Effect of dilutive stock options	-	-	198	-
Assumed conversion of bonds	-	-	-	-
Average shares outstanding	13,805	13,656	13,989	13,599

Note F -- Pro-Forma Stock-Based Compensation
 The Company has stock-based compensation plans under which stock options are granted to key managers at the market price on the date of grant. Grants were issued during the nine months ended February 28, 2003 and 2002 under stock-based compensation plans approved by shareholders. Most of these new grants are fully exercisable after five years and have a ten-year life.

According to SFAS No. 123, "Accounting for Stock-Based Compensation," the Company has elected to account for its employee stock option plans under APB Opinion No. 25, "Accounting for Stock Issued to Employees," which recognizes expense based on the intrinsic value at date of grant. As stock options have been issued with exercise prices equal to grant date fair value, no compensation cost has resulted. Had compensation cost for all options granted been determined based on the fair value at grant date consistent with SFAS No. 123, the Company's net earnings and earnings per share would have been as follows:

-
For the Periods Ended February 28, 2003 and 2002
	Three Months		Nine Months
	FY 2003	FY 2002	FY 2003	FY 2002
Reported net loss	$ (5)	$ (2,743)	$ (16,393)	$ (2,195)
Pro-forma employee compensation expenses, net of taxes	240	240	719	720
Pro-forma net loss	$ (245)	$ (2,983)	$ (17,112)	$ (2,915)
Basic earnings per share:
Reported net loss	$ -	$ (0.20)	$ (1.19)	$ (0.16)
Pro-forma employee compensation expenses, net of taxes	(0.02)	(0.02)	(0.05)	(0.05)
Pro-forma net loss	$ (0.02)	$ (0.22)	$ (1.24)	$ (0.21)
Diluted earnings per share:
Reported net loss	$ -	$ (0.20)	$ (1.17)	$ (0.16)
Pro-forma employee compensation expenses, net of taxes	(0.02)	(0.02)	(0.05)	(0.05)
Pro-forma net loss	$ (0.02)	$ (0.22)	$ (1.22)	$ (0.21)

Note G -- Industry and Market Information
The marketing and sales structure of the Company consists of four strategic business units (SBU's): RF & Wireless Communications Group (RFWC), Industrial Power Group (IPG), Security Systems Division (SSD), and Display Systems Group (DSG).

RFWC serves the voice and data telecommunications market and the radio and television broadcast industry, predominately for wireless infrastructure applications.

IPG serves a broad range of markets including power supplies, automotive, industrial, semiconductor, alternative energy, medical, industrial maintenance and repair organizations, and audio/amplifier.

SSD provides security systems and related design services for the financial, building security, utilities, government, loss prevention, and transportation markets.

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

Accounts receivable, inventory, goodwill and certain notes receivable are identified by SBU. Cash, net property, plant and equipment, and other assets are not identifiable by SBU. Accordingly, depreciation and amortization of financing costs and certain intangible assets are not identifiable by SBU. Operating results for the three- and nine-month periods ended February 28, 2003 and February 28, 2002 and identifiable assets as of the end of the respective periods by SBU are summarized in the table below (in thousands). Fiscal 2002 DSG data has been reclassified to include medical monitors, which were previously reported within Medical Systems Group (MSG). The medical glassware business, which was sold in February 2002, is now displayed separately. The continuing activity in this segment represents the sale of remaining inventory. The reclassifications have been made to conform to the 2003 presentations.

Third Quarter	Sales	Margin	Contribution	Assets	Goodwill
FY 2003
RFWC	$ 56,216	$ 12,437	$ 6,143	$ 96,781	$ -
IPG	18,654	6,012	4,139	37,512	871
SSD	23,205	5,859	3,217	33,614	1,197
DSG	18,047	4,381	2,730	26,075	2,175
Medical Glassware	296	31	(20)	718	-
Total	$ 116,418	$ 28,720	$ 16,209	$ 194,700	$ 4,243
FY 2002
RFWC	$ 48,911	$ 11,081	$ 5,536	$ 126,309	$ 19,582
IPG	17,486	5,644	4,022	42,991	898
SSD	21,353	4,967	2,626	34,766	2,550
DSG	15,718	4,283	2,549	28,460	1,487
Medical Glassware	3,855	762	230	3,473	-
Total	$ 107,323	$ 26,737	$ 14,963	$ 235,999	$ 24,517

Nine monts	Sales	Margin	Contribution	Assets	Goodwill
FY 2003
RFWC	$ 166,403	$ 37,412	$ 18,958	$ 96,781	$ -
IPG	57,123	18,903	13,527	37,512	871
SSD	69,601	17,306	9,671	33,614	1,197
DSG	46,169	11,977	7,110	26,075	2,175
Medical Glassware	1,140	218	43	718	-
Total	$ 340,436	$ 85,816	$ 49,309	$ 194,700	$ 4,243
FY 2002
RFWC	$ 146,451	$ 34,817	$ 18,073	$ 126,309	$ 19,582
IPG	55,020	18,205	13,315	42,991	898
SSD	63,233	14,836	7,722	34,766	2,550
DSG	46,419	11,992	6,844	28,460	1,487
Medical Glassware	11,912	2,513	792	3,473	-
Total	$ 323,035	$ 82,363	$ 46,746	$ 235,999	$ 24,517

A reconciliation of sales, gross margin, direct operating contribution and assets to the relevant consolidated amounts follows. (Other assets include miscellaneous receivables, manufacturing inventories and sundry assets.) (in thousands):

	Third Quarter		Nine Months
	FY2003	FY2002	FY2003	FY2002
Sales - segments total	$ 116,418	$ 107,323	$ 340,436	$ 323,035
Corporate	1,592	2,108	5,146	6,576
Sales	$ 118,010	$ 109,431	$ 345,582	$ 329,611
Gross margin - segments total	$ 28,720	$ 26,737	$ 85,816	$ 82,363
Manufacturing variances and other costs	(518)	(457)	(1,547)	(1,228)
Gross Margin	$ 28,202	$ 26,280	$ 84,269	$ 81,135
Segment profit contribution	$ 16,209	$ 14,963	$ 49,309	$ 46,746
Manufacturing variances and other costs	(518)	(457)	(1,547)	(1,228)
Regional selling expenses	(4,388)	(3,840)	(12,776)	(11,276)
Administrative expenses	(8,552)	(7,813)	(24,872)	(23,388)
Operating income	$ 2,751	$ 2,853	$ 10,114	$ 10,854
Segment assets	$ 194,700	$ 235,999
Cash and equivalents	12,383	19,046
Other current assets	21,212	26,627
Net property	30,588	27,956
Other assets	7,770	3,481
Total assets	$ 266,653	$ 313,109

The Company sells its products to customers in a wide range of industries and performs periodic credit evaluations of their financial condition. Terms are generally on open account, payable net 30 days in North America, and vary throughout Europe, Latin America and the Far East. Estimates of credit losses are recorded in the financial statements based on periodic reviews of outstanding accounts.

Management's Discussion and Analysis
of Results of Operations and Financial Condition
Three and Nine-Month Periods Ended February 28, 2003 and 2002
(Unaudited)

Results of Operations

Sales and Gross Margins
Consolidated sales for the third quarter and first nine months of fiscal 2003 increased 7.8% and 4.8% compared to the prior year's quarter and nine-month period, respectively, despite geopolitical concerns and a stagnant economy. Revenue from continuing operations (excluding Medical Glassware) increased 11.5% and 8.4% compared to the prior year's quarter and nine-month period, respectively. Consolidated gross margins edged down 10 basis points (bps) for the quarter and 20 basis points year-to-date compared to the prior year, primarily from higher manufacturing variances due to lower utilization rates. Sales, percentage changes from the prior year, gross margins and gross margin percent of sales by SBU are summarized in the following table. Warranty provisions, LIFO provisions, freight costs, obsolescence provisions, and gross margins from miscellaneous sales are included under the caption "Corporate" (in thousands).

	Sales			Gross Margin
	FY 2003	FY 2002	% Change	FY 2003	GM % of Sales	FY 2002	GM % of Sales
Third Quarter
RFWC	$ 56,216	$ 48,911	14.9%	$ 12,437	22.1%	$ 11,081	22.7%
IPG	18,654	17,486	6.7%	6,012	32.2%	5,644	32.3%
SSD	23,205	21,353	8.7%	5,859	25.2%	4,967	23.3%
DSG	18,047	15,718	14.8%	4,381	24.3%	4,283	27.2%
Medical Glassware	296	3,855	- 92.3%	31	10.5%	762	19.8%
Corporate	1,592	2,108		(518)		(457)
Total	$ 118,010	$ 109,431	7.8%	$ 28,202	23.9%	$ 26,280	24.0%
Total excluding
Medical Glassware	$ 117,714	$ 105,576	11.5%	$ 28,171	23.9%	$ 25,518	24.2%
Nine Months
RFWC	$ 166,403	$ 146,451	13.6%	$ 37,412	22.5%	$ 34,817	23.8%
IPG	57,123	55,020	3.8%	18,903	33.1%	18,205	33.1%
SSD	69,601	63,233	10.1%	17,306	24.9%	14,836	23.5%
DSG	46,169	46,419	- 0.5%	11,977	25.9%	11,992	25.8%
Medical Glassware	1,140	11,912	- 90.4%	218	19.1%	2,513	21.1%
Corporate	5,146	6,576		(1,547)		(1,228)
Total	$ 345,582	$ 329,611	4.8%	$ 84,269	24.4%	$ 81,135	24.6%
Total excluding
Medical Glassware	$ 344,442	$ 317,699	8.4%	$ 84,051	24.4%	$ 78,622	24.7%

RFWC's third quarter sales increased 14.9% from fiscal 2002 levels, driven by a 32% growth in the United States. Sales for the nine-month period increased 13.6% from the prior year primarily from growth in Asia and the United States. These sales increases were mainly due to several large component sales to OEM customers with lower margins driving the decreases of 60 bps for the quarter and 130 bps year-to-date compared to fiscal 2002. In addition, margins were affected by lower factory utilization rates as orders for engineered solutions were delayed amid geopolitical concerns and a stagnant economy.

IPG sales increased by 6.7% in the third quarter as sales in Asia increased by 26.5% offset partially by declines in Canada and Latin America. Sales for IPG for the nine-month period increased 3.8% compared to the prior year. These increases were driven by sales of solid-state devices while legacy tube products were essentially flat.

SSD sales continued their upward trend increasing 8.7% compared to the third quarter of fiscal 2002 and 10.1% in the nine-month period compared to the prior year due to heightened concerns over security and acceleration in the conversion from analog to digital technology. Gross margins increased to 25.2% in the third quarter from 23.3% in the prior year due to improved mix and a higher proportion of sales in Canada and Europe. Gross margin trends were similar year-to-date compared to the prior year.

Following weak first and second quarters, DSG experienced a strong quarter with sales up 14.8% in the third quarter compared to the prior year due to the completion of certain large projects. For the nine-month period, the sales were 0.5% below 2002 levels, reflecting weakness in the first half of fiscal 2003 in transportation and financial services sectors as well as the timing of project scheduling. Gross margins decreased to 24.3% in the third quarter from particularly high levels of 27.2% in the same period in the prior year, which were driven primarily by the timing of project scheduling, whereas year-to-date gross margins were essentially flat at 25.9%.

The Medical Glassware sales decline of 92.3% in the third quarter from fiscal 2002 was the result of the Medical Glassware business sale completed in February of 2002. Fiscal 2002 sales and gross margins for MSG have been reclassified to include only Medical Glassware products to conform to the fiscal 2003 presentation. All other sales and gross margins previously reported as MSG have been reclassified to Corporate and DSG.

Sales, percentage change from the prior year, gross margins and gross margin percent of sales by geographic area are summarized in the following table. The caption, "US Export", includes sales to export distributors and to countries where the Company does not have offices. Warranty provisions, LIFO provisions, freight costs, obsolescence provisions, and gross margins from miscellaneous sales are included under the caption "Corporate" (in thousands).

	Sales			Gross Margin
	FY 2003	FY 2002	% Change	FY 2003	GM % of Sales	FY 2002	GM % of Sales
Third Quarter
North America	$ 65,736	$ 60,509	8.6%	$ 16,526	25.1%	$ 15,289	25.3%
Europe	25,983	22,908	13.4%	6,681	25.7%	6,020	26.3%
Asia/Pacific	18,074	15,674	15.3%	3,973	22.0%	3,356	21.4%
Latin America	5,004	6,555	-23.7%	1,161	23.2%	1,665	25.4%
U.S. Export	1,621	1,677	- 3.3%	379	23.4%	407	24.3%
Corporate	1,592	2,108		(518)		(457)
Total	$ 118,010	$ 109,431	7.8%	$ 28,202	23.9%	$ 26,280	24.0%
Nine Months
North America	$ 193,460	$ 181,378	6.7%	$ 49,112	25.4%	$ 46,495	25.6%
Europe	73,347	68,380	7.3%	19,300	26.3%	18,155	26.6%
Asia/Pacific	54,175	47,047	15.2%	12,382	22.9%	10,842	23.0%
Latin America	15,039	20,807	-27.7%	3,912	26.0%	5,544	26.6%
U.S. Export	4,415	5,423	- 18.6%	1,110	25.1%	1,327	24.5%
Corporate	5,146	6,576		(1,547)		(1,228)
Total	$ 345,582	$ 329,611	4.8%	$ 84,269	24.4%	$ 81,135	24.6%

North America sales increased 8.6% in the third quarter from the prior year primarily due to sales growth in RFWC in the United States and strong SSD sales in Canada. The year-to-date sales trend for North America was similar to the prior year. Asia Pacific sales increased by approximately 15% in the third quarter and nine-month period due to a solid advance in RFWC sales. Europe sales grew 13.4% in the quarter and 7.3% year-to-date compared to last year, partially propelled by the strengthened Euro against the U.S. dollar, as well as some large project orders. Latin America sales declined 23.7% from the prior year's third quarter. Sales for the nine-month period for Latin America were down 27.7% compared to the prior year. The quarter and nine-month sales declines are a direct result of the economic downturn in the Latin American economies.

Fiscal 2003 gross margins were generally consistent with fiscal 2002 levels except Latin America, which experienced a gross margin decline of 220 bps in the third quarter as a result of increased competitive pressure in the weak economic environment.

Selling, General and Administrative Expenses
Compared to fiscal 2002, selling, general and administrative expenses increased 8.6% in the third quarter and 5.5% for the nine-month period. Foreign currency translation rates, merit increases, and higher incentives accounted for the majority of the increase. SG&A as a percent of revenues increased by 20 bps compared to prior year at 21.6% in the quarter and 21.5% year-to-date.

Interest and Other Expenses
Compared to fiscal 2002, interest expense decreased $52,000 and $2,286,000 for the three and nine-month periods, respectively, primarily due to lower borrowing levels at more favorable interest rates in fiscal 2003.

In addition, lower year-to-date interest expense in fiscal 2003 compared to fiscal 2002 is partially a result of the adoption of SFAS 133, Accounting for Derivative Instruments and Hedging Activities, for certain interest rate exchange agreements. The Company recorded a charge of $757,000 through the first nine months of fiscal 2002 to reflect the change in the fair value of these agreements. In fiscal 2003, the Company designated such agreements as hedges and has subsequently recorded any change in the fair value of such agreements to other accumulated comprehensive income.

Fiscal 2002 third quarter other expense includes a pre-tax charge of $4.6 million related to the sale of Glassware which was recorded to provide for the disposition of certain Glassware inventories not included in the sale, as well as warranty, severance and leasehold costs.

Net Results
Net loss for the third quarter of fiscal 2003 was $5,000 compared to a loss of $2,743,000 in the third quarter of the prior year. The impact of currency fluctuations in the quarter on revenues was offset by their impact on the SG&A, resulting in no overall effect on net earnings. For the nine-month periods, the Company recorded a net loss of $16,393,000 and $2,195,000 in fiscal 2003 and 2002, respectively. Included in the 2003 results is a goodwill and other intangible assets impairment charge in the amount of $17.9 million, net of taxes of $3.7 million. The impairment was recorded as a change in accounting principle in the first quarter of fiscal 2003. (See Note B to the Consolidated Financial Statements). Last year results reflect a net charge of $2.9 million related to the sale of the Medical Glassware product line completed in the third quarter of fiscal 2002.

Liquidity and Capital Resources
Cash and equivalents were $12.4 million at February 28, 2003, a decrease of $3.1 million from the beginning of the year. The decrease was primarily a result of cash used by operations of $1.2 million combined with capital expenditures of $5.0 million and dividend payments of $1.6 million partially offset by a net borrowings increase of $5.7 million.
Working capital increased $7.6 million in the nine months of fiscal 2003 primarily due to reductions in accounts payable of $7.5 million compared to the prior year.
In November of 2002, the Company entered into a new $102 million secured revolving credit facility with its current lending group. The new credit facility replaces existing credit lines and is principally secured by trade receivables and inventory. The new agreement provides significantly relaxed leverage and coverage ratios from the prior agreement while extending the maturity date to September 2005 with similar pricing.
The Company's loan and debenture agreements contain financial covenants, of which the most restrictive set benchmark levels for tangible net worth, senior funded debt to cash flow, cash flow to interest coverage, and senior funded debt relative to accounts receivable and inventory levels. The Company was in compliance with all covenants for the period ended February 28, 2003.
Cash reserves, investments, funds from operations and credit lines are expected to be adequate to meet the operational needs and future dividends of the Company. The policy regarding payment of dividends is reviewed periodically by the Board of Directors in light of the Company's operating needs and capital structure.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
Investors should consider carefully the following risk factors, in addition to the other information included in this quarterly report on Form 10-Q. All statements other than statements of historical facts included in this report are statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. The words "expect," "estimate," "anticipate," "predict," "believe" and similar expressions and variations thereof are intended to identify forward-looking statements. Such statements appear in a number of places in this report and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations; (ii) the Company's financing plans; (iii) the Company's business and growth strategies, including potential acquisitions; and (iv) other plans and objectives for future operations. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties and that actual results may differ materially from those predicted in the forward-looking statements or which may be anticipated from historical results or trends. In addition to the information contained in the Company's other filings with the Securities and Exchange Commission, factors that could affect future performance include, among others, the following:

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
  The continued availability of financing on favorable terms cannot be assured.
Controls and Procedures
The Company's Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)), have concluded that, as of February 28, 2003, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.
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

(b) Reports on Form 8-K

Form 8-K dated January 14, 2003 announcing Richardson's fiscal 2003 third quarter dividend.

Form 8-K dated March 25, 2003 reporting Richardson's third quarter fiscal 2003 Earnings.

Form 8-K dated April 8, 2003 announcing Richardson's fiscal 2003 fourth quarter dividend.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 14, 2003	RICHARDSON ELECTRONICS, LTD. By _\S\ Dario Sacomani _ Dario Sacomani Senior Vice President and Chief Financial Officer

CERTIFICATION PURSUANT TO
SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, Edward J. Richardson, certify that:

  I have reviewed this quarterly report on Form 10-Q of Richardson Electronics, Ltd. for the period ended February 28, 2003;
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

Date: April 14, 2003           Name: Edward J. Richardson

Signature:_/S/Edward J. Richardson

Title: Chairman of the Board and Chief Executive Officer

CERTIFICATION PURSUANT TO
SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, Dario Sacomani, certify that:

  I have reviewed this quarterly report on Form 10-Q of Richardson Electronics, Ltd. for the period ended February 28, 2003;
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

Date: April 14, 2003           Name: Dario Sacomani

Signature:_/S/Dario Sacomani

Title: Senior Vice-president and Chief Financial Officer