Form 10-K
period 2003-05-31
RICHARDSON ELECTRONICS LTD/DE
filed 2003-08-29
CIK 355948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2003
Or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________________ to __________________________

Commission File Number 0-12906

RICHARDSON ELECTRONICS, LTD.

(Exact name of registrant as specified in its charter)

Delaware	36-2096643

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

40W267 Keslinger Road, P.O. Box 393	LaFox, Illinois 60147-0393

(Address of principal executive offices)

Registrant's telephone number, including area code (630) 208-2200

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.05 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
              [X] Yes                [   ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
              [X] Yes                [  ] No

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of November 30, 2002, was approximately $85,300,000.

As of August 20, 2003, there were outstanding 12,272,812 shares of Common Stock, $.05 par value, inclusive of 1,505,245 shares held in treasury, and 3,206,812 shares of Class B Common Stock, $.05 par value, which are convertible into Common Stock of the registrant on a share for share basis.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2003 Annual Report to Stockholders of registrant for fiscal year ended May 31, 2003 are incorporated by reference in Parts I, II, and IV of this Report. Portions of the registrant’s Proxy Statement dated September 4, 2003 for the Annual Meeting of Stockholders scheduled to be held October 15, 2003, which will be filed pursuant to Regulation 14(A), are incorporated by reference in Part III of this Report. Except as specifically incorporated herein by reference, the above mentioned Annual Report to Stockholders and Proxy Statement are not deemed filed as part of this report.

The exhibit index is located at pages 16 through 21.

PART I

Item 1.            Business

Introduction and Business Strategy

Richardson Electronics, Ltd. is a global provider of engineered solutions, serving the RF and wireless communications, industrial power conversion, security and display systems markets. The Company delivers engineered solutions for its customers’ needs through product manufacturing, systems integration, prototype design and manufacture, testing and logistics. The Company's products include RF and microwave components, power semiconductors, electron tubes, microwave generators, data display monitors and electronic security products and systems. These products are used to control, switch or amplify electrical power or signals, or as display, recording or alarm devices in a variety of industrial, communication and security applications.

The Company's objective is to be the preeminent global supplier of niche electronic components to industrial and commercial users. To fulfill this objective, the Company employs the following basic strategies:

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

Specialize in Selected Niche Markets.The Company specializes in selected niche markets that demand technical service and where price is not the primary competitive factor. Richardson seldom competes against commodity distributors. In many parts of its business, the Company's principal competitors are not other distributors but rather original equipment manufacturers ("OEMs"). The Company offers engineered solutions to its customers including the design, manufacturing and/or electrical or mechanical modification and distribution of approximately 80,000 products ranging in price from $1 to $100,000 each. The Company estimates that over 40% of its sales are attributable to products intended for replacement and repair applications, in contrast to use as components in new original equipment.

Leverage Customer Base. The Company strives to grow by offering new products to its existing customer base. The Company has followed the migration of its customers from electron tubes to newer technologies, primarily semiconductors. Sales of products other than electron tubes represented approximately 83% of sales in the year ended May 31, 2003, compared to 57% five years ago.

Maintain Superior Customer Service.The Company maintains more than 300,000 part numbers in its inventory database. More than 80% of all orders received by 6:00 p.m. are shipped complete the same day.

Provide Global Service. Richardson has kept pace with the globalization of the electronics industry and addresses the growing demands in lesser developed countries for modern business and industrial equipment, related parts, service and technical assistance. Today, the Company's operations are worldwide in scope through 70 sales offices, including 48 located outside of the United States.

The Company has offices in 26 countries and authorized representatives in an additional 27 countries. In fiscal 2003, approximately 56.9% of sales were to customers located outside of the United States. As Richardson continues to extend its geographic reach, the Company works with its vendors to include new geographies in its franchise agreements.  In addition, Richardson's global presence is a competitive advantage and growth opportunity since many of its multi-national customers prefer local support.

Maintain State-of-the-Art Information Systems. Through a global information systems network, all offices have real-time access to the Company's database including customer information, product cross-referencing, market analysis, stock availability and quotation activity. Customers have on-line access to product information and purchasing capability via Richardson's web site, www.rell.com and catalog at catalog.rell.com. The Company offers electronic data interchange (EDI) to those customers requiring this service.  All systems are available on a 24 hours a day, seven days a week schedule ("24/7"). The Company is committed to continually improve its technology, simultaneously improving efficiencies in asset utilization and reducing operating expenses as a percent of sales.

Growth Strategy

Richardson's long range plan for growth and profit maximization is defined in three broad categories, discussed in the following paragraphs:

Internal Growth. The Company believes that, in most circumstances, internal growth provides the best means of expanding its business. Both geographic and product line expansion have and will continue to be employed. In many instances, Richardson's original product line, electron tubes, provides the foundation for establishing new customer relationships, particularly in developing countries where older technologies are still predominately employed. From that base, the Company can identify and capitalize on new market opportunities for its other products. Over the last five years the Company has increased the number of sales offices to 70 to support its new business development efforts.

Expansion of the Company's product offerings is an on-going program. Of particular note, the following areas have, in recent years, generated significant sales gains: RF amplifiers; interconnect and passive devices; SCRs; custom and medical monitors; and digital CCTV security systems.

Continuous Operational Improvement.The Company has embarked on a vigorous program to improve operating efficiencies and asset utilization. Incentive programs were revised to heighten Richardson managers' commitment to these objectives. For fiscal 2004, the business units’ goals were set based on return on assets. Additional programs are ongoing, including a significant investment in a full suite of enterprise resource planning modules scheduled for installation over the next year.

Acquisitions. The Company has an extensive record of acquiring and integrating businesses. Since 1980, the Company has acquired 34 companies or significant product lines. The Company evaluates acquisition opportunities on an ongoing basis. The Company's acquisition criteria require that a target provide either (i) product line growth opportunities permitting Richardson to leverage its existing customer base, (ii) additional geographic coverage of Richardson's existing product offerings or, (iii) additional technical resources. The most significant acquisitions over the past five years included TRL Engineering (amplifier pallet design and engineering – RFWC) in 1999, Pixelink (display systems integration – DSG) in 1999, Adler Video (security systems - SSD) in 1999, Celti (fiber optic communication - RFWC) in 2001, Aviv (design-in services for active and passive components – RFWC) in 2001, and Sangus (RF and microwave applications – RFWC) in 2002.

Strategic Business Units

The marketing, sales, product management and purchasing functions of the Company are organized as four strategic business units (SBUs): RF & Wireless Communications Group (RFWC), Industrial Power Group (IPG), Security Systems Division (SSD), and Display Systems Group (DSG), with operations in the major economic regions of the world: North America, Europe, Asia/Pacific, and Latin America. Medical Glassware (MG) business, sold in February of 2002, represented a portion of the former Medical Systems Group (MSG). The rest of MSG was reclassified into DSG and Corporate.

Common logistics, information systems, finance, legal, human resources and general administrative functions support the entire organization. These support organizations are highly centralized with most corporate functions located at the Company’s administrative headquarters and principal stocking facility in LaFox, Illinois.

RF & Wireless Communications Group (RFWC)

The RF & Wireless Communications Group serves the expanding global RF and wireless communications market, including infrastructure and wireless networks, as well as the fiber optics market. The Group's product and sales team of RF and wireless engineers assists customers in designing circuits, selecting cost effective components, planning reliable and timely supply, prototype testing and assembly.

Long-term growth in wireless applications is likely as the demand for all types of wireless communication gains in popularity worldwide. Wireless networking and infrastructure products for niche applications such as Telematics, RF identification (RFID) and Wireless LAN will need engineered solutions using the latest RF technology. In addition to voice communication, the demand for high-speed data transmission will require major investments in both system upgrades and new systems to handle broader bandwidth.

Richardson supports these growth opportunities by becoming associated with many of the key RF and wireless component manufacturers. One reason the Group is able to maintain a strong relationship with its existing vendors and is able to attract key new ones is Richardson's ability to supply its vendors with reliable worldwide forecasts for their existing products as well as products they have in development.  Internal systems have been developed to capture forecasted product demand by potential design opportunity based on ongoing dialog between Richardson sales team and its customers. This information is shared with the Group's manufacturing suppliers to help them predict near and long-term demand and product life cycles. Richardson has global distribution agreements with such leading suppliers as AVX, ANADIGICS, Anaren, HUBER+SUHNER, M/A-COM, Motorola, TOKO, and WJ Communications. In addition, Richardson has relationships with many niche RF and wireless suppliers to form the most comprehensive RF and wireless resource in the industry.

  The following is a description of RFWC's major product groups:

RF and Microwave Devices - a wide variety of components, such as RTF transistors, mixers, switches, amplifiers, oscillators and RF diodes, which are used in infrastructure, wireless networking, and other related markets, such as broadcast, cable TV, cellular and PCS, satellite, wireless LANs and various other wireless applications.

Interconnect Devices - passive components used to connect all types of electronic equipment including those employing RF technology.

Fiber Optics - components including laser diodes, photo detector, transamplifiers, and transceiver modules used in fiber optic communications for data communication and hybrid fiber coax and telecommunication markets.

Digital Broadcast - satellite, transmission, and RF components.

Richardson participates in most RF and wireless applications and markets in the world, focused on infrastructure rather than consumer-driven subscriber applications. In the past year, the Group believes it gained market share in RF and wireless applications used in industrial, broadcast, avionics and cellular markets.

Industrial Power Group (IPG)

Industrial Power Group provides engineered solutions for customers in the steel, automotive, textile, plastics, semiconductor manufacturing, and transportation industries. Group's engineers design solutions for applications such as motor speed controls, industrial heating, laser technology, semiconductor manufacturing equipment, radar and welding.

IPG serves the industrial market’s need for both vacuum tube and solid-state technologies. The Group supports both replacement products for systems using electron tubes and the design and assembly of new systems employing power semiconductors.

Richardson is committed to a specialized strategy of providing engineered solutions for its customers. With its technical expertise and value-added capabilities, the Group offers the customer: design services, lower-cost product alternatives, complementary products, system integration, component modification and assembly. This broad array of services supports both OEMs and end-users.

IPG represents the leading manufacturers of electronics used in industrial power applications. Among the suppliers the Group supports are APT, Bussmann, Cornell-Dubilier, CPI, Ferraz, General Electric, Hitachi, International Rectifier, Jennings, Nissei-Arcotronics, Ohmite, Powerex, Toshiba, Triton, Tyco Electronics, United Chemi-Con, Varian, Wakefield, and Westcode.

The following is a description of IPG's major product groups:

Power Semiconductors - solid-state, high-frequency, high power products used in semiconductor manufacturing equipment, uninterruptible power supplies, medical radiation and industrial heating applications.

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

Power Amplifier / Oscillator Tubes- vacuum or gas-filled tubes used in applications where current or voltage amplification and/or oscillation is required. Applications include induction heating, diathermy equipment, communications and radar systems and power supplies for voltage regulation or amplification.

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

Geographically, Richardson's vacuum tube revenue base is spread broadly throughout the world, while solid-state sales are concentrated in North America. The Company believes this imbalance represents an excellent opportunity to capitalize on its existing worldwide customer relationships and grow the industrial solid-state segment outside North America.

Security Systems Division (SSD)

Richardson is a global provider of closed circuit television ("CCTV"), fire, burglary, access control, sound and communication products and accessories for the residential, commercial, and government markets. The division specializes in CCTV design-in support, offering extensive expertise with applications requiring digital technology. The division's products are primarily used for security and access control purposes but are also utilized in industrial applications, mobile video, traffic management, and medical and dental applications.

SSD serves its worldwide market through a direct sales force averaging more than ten years of experience, a number of specialty catalogs and an e-commerce enabled web site, www.cctv.net.

Security Systems supports its customer base with products from more than 100 manufacturers including such well-known names as Aiphone, Panasonic, Paradox, Pelco, Sanyo, and Sony. In addition, the Company carries its own private label brands, "National Electronics" and "Capture™".

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

The security systems industry is moving to digital imaging technology. Richardson participates in this transition with new products under the "National Electronics" and "Capture™" brands including state-of-the-art equipment such as hard disk recording, Internet based transmission, covert applications, speed dome applications and telephone-control-based CCTV systems.

Display Systems Group (DSG)

The Display Systems Group is a global provider of integrated display products and systems to the public information, financial, point-of-sale, and medical imaging markets. DSG partners with leading hardware vendors to offer the highest quality liquid crystal display (LCD), plasma, cathode ray tube (CRT), and customized display monitors. The group's engineers design custom display solutions that include specialized finishes, touchscreens, protective panels, custom enclosures, and private branding.

The Group's legacy business, replacement CRTs continues to be an important market. The Company’s success in this area was achieved by the development of an extensive cross-reference capability. This database, coupled with custom mounting hardware installed by the Group, enables Richardson to provide replacement tubes for more than 200,000 original manufacturers' models.

Richardson has long-standing relationships with key manufacturers including 3M, BarcoView, Clinton Electronics, IBM, Intel, NEC/Mitsubishi Displays, Panasonic Industrial, Philips-FIMI, Planar Systems, Siemens Displays, and Sony, among others. These vendor relationships give the Group a well-balanced and leading-edge line of products.

The Group has design and integration operations in LaFox, Illinois and Hudson, Massachusetts and stocking locations in LaFox, Hudson and Lincoln, England.

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

Flat Panel Displays - display monitors incorporating a liquid crystal or plasma panel, as an alternative to the traditional CRT technology, typically a few inches in depth and ranging from 10" to 52" measured diagonally. These displays will typically be integrated with touchscreen technology or special mounting configurations based on the customer's requirements.

High Resolution Medical Displays - an integral component of Picture and Archiving Communications Systems (“PACS”), displays are used in diagnostic and non-diagnostic imaging to display the digital image generated from computed tomography (CT), magnetic resonance imaging (MRI), radiography and other digital modalities.

Distribution and Marketing

The Company purchases RF and power semiconductors, vacuum tubes, monitors and flat panel displays, and electronic security products and systems from various suppliers as noted above. During fiscal 2003, Richardson added several new suppliers, including Celeritek, Honeywell's VCSEL product division, IBM Life Sciences, iTerra Communications, GE Interlogix, Lightel Technologies, Matrox, Panasonic Broadcast, Planar Systems, and Thermshield.

Customer orders are taken by the regional sales offices and supported by one of Richardson's principal distribution facilities in LaFox, Illinois; Houston, Texas; Vancouver, British Columbia; or Lincoln, England. There are 45 additional stocking locations throughout the world. The Company utilizes a sophisticated data processing network that provides on-line, real-time interconnection of all sales offices and central distribution operations, 24 hours per day, seven days per week, ("24/7"). Information on stock availability, cross-reference information, customers and market analyses are instantly obtainable throughout the entire distribution network.

Manufacturing

The Company distributes its proprietary products principally under the trade names "Amperex," "Capture™", "Cetron," "National," and "RF Gain." Approximately 30% of the Company's sales are from products it manufactures or modifies through value-added services and from products manufactured to its specifications by independent manufacturers under private labels. Additionally, an estimated 20% of the Company's sales are derived from products it designs-in or engineers into solutions that meet customers’ specific requirements.

The products currently manufactured by the Company, or subcontracted on a proprietary basis for the Company, include RF amplifiers, transmitters and pallet assemblies, thyratrons and rectifiers, power tubes, ignitrons, CW magnetron tubes, phototubes, spark gap tubes, microwave generators, custom RF matching networks, heatsinks, SCR assemblies, large screen display monitors, LCD displays, DVRs, cameras, and CCTV equipment. The materials used in the manufacturing process consist of glass bulbs and tubing, nickel, stainless steel and other metals, plastic and metal bases, ceramics and a wide variety of fabricated metal components. These materials generally are readily available, but some components may require long lead times for production and some materials are subject to shortages or price fluctuations based on supply and demand.

Employees

As of May 31, 2003, the Company employed 1090 individuals on a full-time basis. Of these, 568 are located in the United States, including 83 employed in administrative and clerical positions, 390 in sales and distribution and 95 in value-added and product manufacturing. The remaining 522 individuals are employed by the Company’s international subsidiaries engaged in administration, sales, distribution, manufacturing and value-added operations. All of Richardson's employees are non-union. The Company's relationship with its employees is considered to be good.

Competition

Richardson believes that, on a global basis, it is a significant distributor of RF and power semiconductors and subassemblies, electron tubes, CRTs, custom and medical monitors, and security systems. For many of its product offerings, the Company competes against the OEM for sales of replacement parts and system upgrades to service existing installed equipment. In addition, the Company competes worldwide with other general line distributors and other distributors of electronic components.

Patents and Trademarks

The Company holds or licenses certain manufacturing patents and trademark rights, including the trademarks "National," "Cetron," "Amperex," and "Capture™". The Company believes that although its patents and trademarks have value, they will not determine the Company's success, which depends principally upon its core engineering capability, marketing technical support, product delivery and the quality and economic value of its products.

Website Access to SEC Reports

The Company maintains an Internet website at www.rell.com. Company’s periodic SEC reports (including annual reports on Form 10-K and quarterly reports on Form 10-Q) are accessible through the website, free of charge, as soon as reasonably practicable after these reports are filed electronically with the SEC. To access these reports, go to the Company’s website at www.rell.com/investor.asp

Item 2. Properties

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

The Company also maintains leased branch sales offices in or near major cities throughout the world, including 31 locations in North America, 15 in Europe, 14 in Asia / Pacific Rim and 5 in Latin America.

Item 3.            Legal Proceedings

While the Company has several litigation matters pending against it that arose in the ordinary course of business, it is believed that, in the aggregate, they would not have a material adverse effect on the Company.

            In fiscal 2003, the Company received notice that two customers of one of its subsidiaries are asserting claims against it in connection with product it sold to them by the subsidiary that the Company acquired pursuant to a distribution agreement with the manufacturer of the product. The claims are based on the product not meeting the specification provided by the manufacturer. The Company has notified the manufacturer and the Company's insurance carrier of these claims. The Company is unable to evaluate the outcome of these claims or the recovery from the manufacturer or insurance carrier as the investigation has not been completed. The Company intends to vigorously defend these claims and prosecute its claims against the manufacturer and insurer if it should have any liability.

            The Company is engaged in litigation it has filed, Richardson Electronics, Ltd. v. Signal Technology Corporation, 03 L 002661 (Circuit Court, Cook County, Illinois) and Signal Technology Corporation v. Richardson Electronics, Ltd., C.A. No. 03-0335 (Superior Court Boston, Massachusetts). The Company filed suit in Illinois claiming damages in the amount of approximately $2.0 million resulting from Signal's refusal to take delivery of product on six purchase orders it had placed with the Company. Signal has filed a declaratory judgment suit in Massachusetts seeking a ruling that it has no liability to the Company. Signal has not asserted any claim against the Company.

            The Company has asserted a claim against a former vendor in the amount of $593,000 for inventory it sought to return to the vendor pursuant to the terms of a Distribution Agreement between the two parties, that the vendor has refused to accept as of this time.

Item 4.            Submission of Matters to a Vote of Security Holders

            No matters were submitted to a vote of stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended May 31, 2003.

PART II

Item 5.            Market for the Registrant's Common Equity and Related Stockholder Matters

            Incorporated herein by reference from pages 14 (for dividends) and 29 (for market information) of the Company’s 2003 Annual Report for the fiscal year ended May 31, 2003 (Annual Report).

Item 6.            Selected Consolidated Financial Data

            Incorporated herein by reference from page 10 of the Annual Report.

Item 7.            Management's Discussion and Analysis of Financial Condition and Results of Operations

            Incorporated herein by reference from pages 11 to 17 of the Annual Report.  Investors should consider carefully the following risk factors, in addition to the other information included and incorporated by reference in this annual report on Form 10-K. All statements other than statements of historical facts included in this report are statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. The words "expect," "estimate," "anticipate," "predict," "believe" and similar expressions and variations thereof are intended to identify forward-looking statements. Such statements appear in a number of places in this report and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations; (ii) the Company's financing plans; (iii) the Company's business and growth strategies, including potential acquisitions; and (iv) other plans and objectives for future operations. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties and that actual results may differ materially from those predicted in the forward-looking statements or which may be anticipated from historical results or trends. In addition to the information contained in the Company’s other filings with the Securities and Exchange Commission, factors which could affect future performance include, among others, the following:

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

- Political, legislative or regulatory changes may adversely affect the businesses in which the Company operates.

- Changes in securities markets, interest rates or foreign exchange rates may adversely affect the Company’s performance or stock price.

- The failure to obtain or retain key executive or technical personnel could affect future performance.

- The Company’s growth strategy includes expansion through acquisitions. There can be no assurance that the Company will be able to successfully complete further acquisitions or that past or future acquisitions will not have an adverse impact on the Company’s operations.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

            Incorporated by reference from page 17 of the Annual Report "Risk Management and Market Sensitive Financial Instruments."

Item 8. Financial Statements and Supplementary Data

            Incorporated herein by reference from pages 18 through 29 of the Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            Information concerning a change in accountants is included in the Company’s Form 8-K filed with the Securities and Exchange Commission on August 22, 2003.

PART III

Item 10. Directors and Executive Officers of the Registrant

            Information concerning Directors and Executive Officers of the Company is contained in the Company's Proxy Statement to be used in connection with its Annual Meeting of Stockholders scheduled to be held October 15, 2003, under the captions "ELECTION OF DIRECTORS - Information Relating to Directors, Nominees and Executive Officers", "ELECTION OF DIRECTORS - Affiliations" and "SECTION 16 FILINGS", which information is incorporated herein by reference.

Item 11. Executive Compensation

            Incorporated herein by reference is information concerning executive compensation contained in the Company's Proxy Statement to be used in connection with its Annual Meeting of Stockholders scheduled to be held October 15, 2003, under the captions "ELECTION OF DIRECTORS - Directors Compensation" and "EXECUTIVE COMPENSATION", except for captions "REPORT ON EXECUTIVE COMPENSATION" and "PERFORMANCE GRAPH".

Item 12. Security Ownership of Certain Beneficial Owners and Management

            Information concerning security ownership of certain beneficial owners and management is contained in the Company's Proxy Statement to be used in connection with its Annual Meeting of Stockholders scheduled to be held October 15, 2003, under the caption "ELECTION OF DIRECTORS - Information Relating to Directors, Nominees and Executive Officers" and "PRINCIPAL STOCKHOLDERS”, which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

            Information concerning certain relationships and related transactions is contained in the Company's Proxy Statement to be used in connection with its Annual Meeting of Stockholders scheduled to be held October 15, 2003, under the caption "ELECTION OF DIRECTORS - Information Relating to Directors, Nominees and Executive Officers," and “Executive Compensation – Certain Transactions” which information is incorporated herein by reference.

Item 14. Controls And Procedures

            Under the supervision and with the participation of the Company’s management, including Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective in enabling the Company to record, process, summarize and report information required to be included in its periodic SEC filings within the required time period. There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

                                                                      PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8‑K

            (a) The following consolidated financial statements of the registrant and its subsidiaries included on pages 18 through 29 of the Annual Report are incorporated herein by reference:

Filing Method
Report of Independent Accountants	E
1. FINANCIAL STATEMENTS:
Consolidated Balance Sheets - May 31, 2003 and 2002	E
Consolidated Statements of Operations - Years ended May 31, 2003, 2002 and 2001	E
Consolidated Statements of Cash Flows - Years ended May 31, 2003, 2002 and 2001	E
Consolidated Statements of Stockholders' Equity - Years ended May 31, 2003, 2002 and 2001	E
Notes to Consolidated Financial Statements	E

            The following consolidated financial information for the fiscal years 2003, 2002 and 2001 is submitted herewith:

2. FINANCIAL STATEMENT SCHEDULE:
Richardson Electronics, Ltd. and Subsidiaries Schedule II - Valuation and Qualifying Accounts
Description	Balance at beginning of period	Additions		Deductions	Balance at end of period
		Charged to expenses	Charged to other accounts
Year ended May 31, 2003: Allowance for doubtful accounts Inventory overstock reserve	$ 2,646 $ 24,677	$ 869 (1) $ 11,361 (3)	- -	$ 165 (2) $ 2,067 (4)	$ 3,350 $ 33,971
Year ended May 31, 2002: Allowance for doubtful accounts Inventory overstock reserve	$ 2,639 $ 7,930	$ 1,568 (1) $ 17,067 (3)	- -	$ 1,561 (2) $ 320 (4)	$ 2,646 $ 24,677
Year ended May 31, 2001: Allowance for doubtful accounts Inventory overstock reserve	$ 2,991 $ 5,382	$ 968 (1) $ 2,872 (3)	- -	$ 1,320 (2) $ 324 (4)	$ 2,639 $ 7,930
(1) Charges to Bad debt expense (2) Uncollectable amounts written off, net of recoveries and foreign currency translation (3) Charges to Cost of sales (4) Inventory disposed of during the period

            All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore, have been omitted.

            (b)        REPORTS ON FORM 8-K.

                 Form 8-K dated March 25, 2003 reporting Richardson's Third Quarter Fiscal 2003 Earnings

                 Form 8-K dated April 8, 2003 announcing Richardson's Fourth Quarter Fiscal 2003 dividend

                 Form 8-K dated July 15, 2003 reporting Richardson's fiscal year-end 2003 results

                 Form 8-K dated July l6, 2003 announcing Richardson's First Quarter Fiscal 2004 dividend

                 Form 8-K dated August 22, 2003 announcing appointment of KPMG, LLP as Richardson’s independent auditor.

(c) EXHIBITS		Filing Method
3(b)	By‑laws of the Company, as amended, incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1997.	NA
4(a)

Restated Certificate of Incorporation of the Company, incorporated by reference to Appendix B to the Proxy Statement / Prospectus dated November 13, 1986, incorporated by reference to the Company's Registration Statement on Form S‑4, Commission File No. 33‑8696.

NA
4(b)

Specimen forms of Common Stock and Class B Common Stock certificates of the Company incorporated by reference to Exhibit 4(a) to the Company's Registration Statement on Form S‑1, Commission File No. 33‑10834.

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

NA
4(d)

Indenture between the Company and American National Bank and Trust Company, as Trustee, for 8¼% Convertible Senior Subordinated Debentures due June 15, 2006 (including form of 8¼% Convertible Senior Subordinated Debentures due June 15, 2006) incorporated by reference to Exhibit 10 of the Company's Schedule 13E-4, filed February 18, 1997.

NA
10(a)

The Corporate Plan for Retirement
The Profit Sharing / 401(k) Plan
Fidelity Basic Plan Document No. 07 dated June 1, 1996, incorporated by reference to Exhibit 10(d) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1996.

NA
10(a)(1)	Amendment to Richardson electronics, LTD. Employees Profit Sharing Plan and Trust Agreement	E
10(b)

The Company's Amended and Restated Incentive Stock Option Plan effective April 8, 1987 incorporated by reference to Exhibit 10(m) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1987.

NA
10(b)(1)

First Amendment to the Company's Amended and Restated Incentive Stock Option Plan effective April 11, 1989 incorporated by reference to Exhibit 10(l)(1) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1989.

NA
10(b)(2)

Second Amendment to the Company's Amended and Restated Incentive Stock Option Plan effective April 11, 1989 incorporated by reference to Exhibit 10(l)(2) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1991.

NA
10(b)(3)

Third Amendment to the Company's Amended and Restated Incentive Stock Option Plan effective April 11, 1989 dated August 15, 1996, incorporated by reference to the Company's Proxy Statement used in connection with its Annual Meeting of Stockholders held October 1, 1996.

NA
10(c)

Richardson Electronics, Ltd. Employees 1996 Stock Purchase Plan incorporated by reference to Appendix A of the Company's Proxy Statement dated September 3, 1996 for its Annual Meeting of Stockholders held on October 1, 1996.

NA
10(d)

Employees Stock Ownership Plan and Trust Agreement, effective as of June 1, 1987, dated July 14, 1994, incorporated by reference to Exhibit 10(f) to the Company's Annual Report on Form 10‑K for the fiscal year ended May 31, 1994.

NA
10(d)(1)

First Amendment to Employees Stock Ownership Plan and Trust Agreement, dated July 12, 1995, incorporated by reference to Exhibit 10(g)(1) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1995.

NA
10(d)(2)

Second Amendment to Employees Stock Ownership Plan and Trust Agreement, dated July 12, 1995, dated April 10, 1996, incorporated by reference to the Company's Proxy Statement used in connection with its Annual Meeting of Stockholders held October 1, 1996.

NA
10(d)(3)

Third Amendment to Employees Stock Ownership Plan and Trust Agreement, dated July 12, 1995, dated April 9, 1997 incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1998.

NA
10(e)(1)	Richardson Electronics, Ltd. Employees 1999 Stock Purchase Plan, incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1999.	NA
10(e)(2)

Amendment to Richardson Electronics, Ltd. Employees 1999 Stock Purchase Plan, incorporated by reference to the Company's Proxy Statement used in connection with its Annual Meeting of Stockholders held October 15, 2002.

NA
10(f)

Stock Option Plan for Non‑Employee Directors incorporated by reference to Appendix A to the Company's Proxy Statement dated August 30, 1989 for its Annual Meeting of Stockholders held on October 18, 1989.

NA
10(g)

Richardson Electronics, Ltd. 1996 Stock Option Plan  for Non-Employee Directors, incorporated by reference to Appendix C of the Company's Proxy Statement dated September 3, 1996 for its Annual Meeting of Stockholders held on October 1, 1996.

NA
10(h)

The Company's Employees' Incentive Compensation Plan incorporated by reference to Appendix A to the Company's Proxy Statement dated August 31, 1990 for its Annual Meeting of Stockholders held on October 9, 1990.

NA

10(h)(1)	First Amendment to Employees Incentive Compensation Plan incorporated by reference to Exhibit 10(p)(1) to the Company's Annual Report on Form 10‑K for the fiscal year ended May 31, 1991.	NA
10(h)(2)

Second Amendment to Employees Incentive Compensation Plan dated August 15, 1996, incorporated by reference to the Company's Proxy Statement used in connection with its Annual Meeting of Stockholders held October 1, 1996.

NA
10(i)

Richardson Electronics, Ltd. Employees’ 1994 Incentive Compensation Plan incorporated by reference to Exhibit A to the Company’s Proxy Statement dated August 31, 1994 for its Annual Meeting of Stockholders held on October 11, 1994.

NA
10(i)(1)

First Amendment to the Richardson Electronics, Ltd. Employees’ 1994 Incentive Compensation Plan dated August 15, 1996, incorporated by reference to the Company's Proxy Statement used in connection with its Annual Meeting of Stockholders held October 1, 1996.

NA
10(j)

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

NA
10(l)

Letter dated April 1, 1993 between the Company and Arnold R. Allen regarding Mr. Allen's engagement as consultant by the Company, incorporated by reference to Exhibit 10(i)(2) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1994.

NA
10(m)

Employment, Nondisclosure and Non-Compete Agreement dated June 1, 1998 between the Company and Flint Cooper setting forth the terms of Mr. Cooper’s employment by the Company, incorporated by reference to Exhibit 10(p) to the Company's Annual Report on Form 10-K for the fiscal year ended on May 31, 1998.

NA
10(n)	Employment, Nondisclosure and Non-compete Agreement entered into as of June 6th, 2000 by and between Richardson Electronics, LTD., and Robert Prince.	E
10(o)

Agreement dated August 6, 2002 between the Company and William J. Garry setting forth the terms of Mr. Garry’s employment termination with the Company, incorporated by reference to Exhibit 10(hh) of the Company’s Annual Report on Form 10-K for the year ended May 31, 2002.

NA
10(p)	Employment agreement dated as of November 7, 1996 between the Company and Bruce W. Johnson incorporated by reference to Exhibit (c)(4) of the Company’s Schedule 13 E-4, filed December 18, 1996.	NA
10(q)

Employment agreement dated as of May 10, 1993 as amended March 23, 1998 between the Company and Pierluigi Calderone incorporated by reference to Exhibit 10(d) of the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1998.

NA
10(r)

Employment agreement dated as of September 26, 1999 between the Company and Murray Kennedy, incorporated by reference to Exhibit 10(w) of the Company’s Annual Report on Form 10-K for the year ended May 31, 2000.

NA
10(s)

Employment agreement dated as of November 22, 1999 between the Company and Gregory Peloquin, incorporated by reference to Exhibit 10(x) of the Company’s Annual Report on Form 10-K for the year ended May 31, 2000.

NA
10(t)

Employment agreement dated as of May 30, 2000 between the Company and Robert Heise, incorporated by reference to Exhibit 10(z) of the Company’s Annual Report on Form 10-K for the year ended May 31, 2000.

NA
10(u)

Employment, Nondisclosure and Non-compete Agreement dated as of May 31, 2002 between the Company and Dario Sacomani, incorporated by reference to Exhibit 10(gg) of the Company’s Annual Report on Form 10-K for the year ended May 31, 2002.

NA
10(v)(1)	The Company's Directors and Officers Executive Liability and Indemnification Insurance Policy renewal issued by Chubb Group of Insurance Companies - Policy Number 8125-64-60I	E
10(v)(2)	The Company's Directors and Officers Liability Insurance Policy issued by CNA Insurance Companies - Policy Number DOX600028634	E
10(v)(3)	The Company's Excess Directors and Officers Liability and Corporate Indemnification Policy issued by St. Paul Mercury Insurance Company - Policy Number 900DX0414	E
10(w)

Distributor Agreement, executed August 8, 1991, between Registrant and Varian Associates, Inc., incorporated by reference to Exhibit 10(d) of the Company's Current Report on Form 8-K for September 30, 1991.

NA
10(w)(1)

Amendment, dated as of September 30, 1991, between Registrant and Varian Associates,  Inc., incorporated by reference to Exhibit 10(e) of the Company's Current Report on Form 8-K for September 30, 1991.

NA
10(w)(2)

First Amendment to Distributor Agreement between  Varian Associates, Inc. and the Company as of April 10, 1992, incorporated by reference to Exhibit 10(v)(5) of the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1992.

NA
10(w)(3)

Consent to Assignment and Assignment dated August 4, 1995 between Registrant and Varian Associates Inc., incorporated by reference to Exhibit 10(s)(4) of the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1995.

NA
10(x)

Trade Mark License Agreement dated as of May 1, 1991 between North American Philips Corporation and the Company incorporated by reference to Exhibit 10(w)(3) of the Company's Annual Report on Form 10‑K for the fiscal year ended May 31, 1991.

NA
10(y)

Agreement among Richardson Electronics, Ltd., Richardson Electronique S.A., Covelec S.A. (now known as Covimag S.A.), and Messrs. Denis Dumont and Patrick Pertzborn, delivered February 23, 1995, translated from French, incorporated by reference to Exhibit 10(b) to the Company's Report on Form 8-K dated February 23, 1995.

NA

10 (aa)

Amended and Restated Revolving Credit Agreement, dated November 26, 2002, between Richardson Electronics and American National Bank and Trust Company of Chicago, Harris Trust and Savings Bank, LaSalle Bank National Association, and National City Bank, as lenders, and American National Bank and Trust Company of Chicago, as agent, incorporated by reference to the Company's Reports on Form 8-K dated December 18, 2002 and on Form 8-K dated December 9, 2002.

NA
10 (aa)(1)

First Amendment to Amended and Restated Revolving Credit Agreement, dated April 30, 2003, between Richardson Electronics and American National Bank and Trust Company of Chicago, Harris Trust and Savings Bank, LaSalle Bank National Association, and National City Bank, as lenders, and American National Bank and Trust Company of Chicago, as agent.

E
10 (aa)(2)

Second Amendment to Amended and Restated Revolving Credit Agreement, dated April 30, 2003, between Richardson Electronics and American National Bank and Trust Company of Chicago, Harris Trust and Savings Bank, LaSalle Bank National Association, and National City Bank, as lenders, and American National Bank and Trust Company of Chicago, as agent.

E
13

Annual Report to Stockholders for fiscal year ending May 31, 2003 (except for the pages and information thereof expressly incorporated by reference in this Form 10-K, the Annual Report to Stockholders is provided solely for the information of the Securities and Exchange Commission and is not deemed "filed" as part of this Form 10-K).

E
21	Subsidiaries of the Company.	E
23	Consent of Independent Auditors.	E
31	Certifications pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002	E
32	Certifications pursuant to the Section 906 of the Sarbanes-Oxley Act of 2002	E

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    RICHARDSON ELECTRONICS, LTD.

By: /s/ Edward J. Richardson Edward J. Richardson, Chairman of the Board and Chief Executive Officer	By: /s/ Bruce W. Johnson Bruce W. Johnson, President and Chief Operating Officer
Date: August 25, 2003	By: /s/ Dario Sacomani Dario Sacomani Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Edward J. Richardson Edward J. Richardson, Chairman of the Board and Chief Executive Officer (principal executive officer) and Director August 25, 2003	/s/ Bruce W. Johnson Bruce W. Johnson, Chief Operating Officer and Director August 25, 2003
/s/ Dario Sacomani Dario Sacomani, Senior Vice President and Chief Financial Officer (principal financial and accounting officer) and Director August 25, 2003	/s/ Arnold R. Allen Arnold R. Allen, Director August 25, 2003
/s/ Jacques Bouyer Jacques Bouyer, Director August 25, 2003	/s/ Scott Hodes Scott Hodes, Director August 25, 2003
/s/ Ad Ketelaars Ad Ketelaars, Director August 25, 2003	/s/ John Peterson John Peterson, Director August 25, 2003
/s/ Harold L. Purkey Harold L. Purkey, Director August 25, 2003	/s/ Samuel Robinovitz Samuel Rubinovitz, Director August 25, 2003