Form 10-Q
period 2003-08-30
RICHARDSON ELECTRONICS LTD/DE
filed 2003-10-14
CIK 355948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended August 30, 2003
or
[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____________________ to ____________________

Commission File Number:	0-12906

Richardson Electronics, LTD

(Exact name of registrant as specified in its charter)

Delaware	36-2096643

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

40W267 Keslinger Road P.O. Box 393 LaFox, Illinois	60147

(Address of principal executive offices)	(Zip code)

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

As of September 29, 2003, there were outstanding 12,470,109 shares of Common Stock, $.05 par value, inclusive of 1,505,245 shares held in treasury, and 3,206,812 shares of Class B Common Stock, $.05 par value, which are convertible into Common Stock on a share-for-share basis.

RICHARDSON ELECTRONICS, LTD.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RICHARDSON ELECTRONICS, LTD
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of

	August 30,	May 31,
(in thousands, except share amounts)	2003	2003

	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$18,121	$17,498
Receivables, less allowance of $3,618 and $3,350	85,115	85,355
Inventories	93,628	95,896
Prepaid expenses	6,776	6,919
Deferred income taxes, net	18,765	19,401

Total current assets	222,405	225,069

Property, plant and equipment, net	30,665	31,088
Goodwill and intangible assets	5,971	6,129
Other assets	3,398	3,269

Total assets	$262,439	$265,555

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$28,691	$23,660
Accrued liabilities	18,783	17,421
Current portion of long-term debt	46	46

Total current liabilities	47,520	41,127

Long-term debt	134,592	138,396
Deferred income taxes, net	6,883	5,269
Other non-current liabilities	-	5,049

Total liabilities	188,995	189,841

Stockholders’ Equity
Common stock ($.05 par value; issued 12,273 shares at August 30, 2003 and 12,258 shares at May 31, 2003)	614	613
Class B common stock, convertible ($.05 par value; issued 3,207 shares at August 30, 2003 and May 31, 2003)	160	160
Preferred stock ($1.00 par value; no shares issued)	-	-
Additional paid-in capital	92,083	91,962
Common stock in treasury, at cost (1,505 shares at August 30, 2003 and 1,506 shares at May 31, 2003)	(8,919)	(8,922)
Retained earnings	6,664	6,703
Unearned compensation	(448)	(541)
Accumulated other comprehensive loss	(16,710)	(14,261)

Total stockholders’ equity	73,444	75,714

Total liabilities and stockholders' equity	$262,439	$265,555

See notes to condensed consolidated financial statements.

RICHARDSON ELECTRONICS, LTD
CONDENSEDCONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE-MONTH PERIODS ENDED AUGUST 30, 2003 AND AUGUST 31, 2002

	Three months ended

(unaudited, in thousands, except per share amounts)	August 30, 2003	August 31, 2002

Net sales	$119,306	$108,614
Cost of products sold	90,191	81,460

Gross margin	29,115	27,154

Selling, general and administrative expenses	25,845	24,246

Operating income	3,270	2,908
Other (income) expense
Interest expense	2,433	2,478
Other, net	47	(14)

Total other (income) expense	2,480	2,464

Income before income taxes and cumulative effect of accounting change	790	444
Income taxes	284	160

Net income before cumulative effect of accounting change	506	284
Cumulative effect of accounting change, net of tax (Note D)	-	(17,862)

Net income (loss)	$506	$(17,578)

Net income (loss) per share - basic:
Net income per share before cumulative effect of accounting change	$0.04	$0.02
Cumulative effect of accounting change, net of tax (Note D)	-	(1.30)

Net income (loss) per share	$0.04	$(1.28)

Average shares outstanding	13,925	13,729

Net income (loss) per share - diluted:
Net income per share before cumulative effect of accounting change	$0.04	$0.02
Cumulative effect of accounting change, net of tax (Note D)	-	(1.30)

Net income (loss) per share	$0.04	$(1.28)

Average shares outstanding	14,201	13,729

Dividends per common share	0.04	0.04

Statement of comprehensive income (loss):
Net income (loss)	$506	$(17,578)
Foreign currency translation	(2,630)	(2)
Fair value adjustments - cash flow hedges	181	(276)

Comprehensive income (loss)	$(1,943)	$(17,856)

See notes to condensed consolidated financial statements.

RICHARDSON ELECTRONICS, LTD
CONDENSEDCONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE-MONTH PERIODS ENDED AUGUST 30, 2003 AND AUGUST 31, 2002

(unaudited, in thousands)	Three months ended

	August 30, 2003	August 31, 2002

OPERATING ACTIVITIES
Net income (loss)	$506	$(17,578)
Non-cash charges to income (loss):
Depreciation	1,492	1,366
Amortization of intangibles and financing costs	75	40
Income taxes	284	(119)
Goodwill impairment charge	-	17,862
Other, net	528	520

Total non-cash charges	2,379	19,669

Changes in working capital, net of effects of currency translation:
Accounts receivable	(1,857)	2,348
Inventories	955	(1,835)
Other current assets	(33)	(386)
Accounts payable	6,128	(8,190)
Other liabilities	(1,474)	(2,405)

Net changes in working capital	3,719	(10,468)

Net cash provided by (used in) operating activities	6,604	(8,377)

FINANCING ACTIVITIES
Proceeds from borrowings	6,000	11,523
Payments on debt	(8,349)	(6,953)
Proceeds from stock issuance	122	21
Cash dividends	(546)	(1,073)

Net cash (used in) provided by financing activities	(2,773)	3,518

INVESTING ACTIVITIES
Capital expenditures	(1,270)	(1,513)
Earnout payment related to acquisitions	(726)	(764)
Other	-	(257)

Net cash used in investing activities	(1,996)	(2,534)

Effect of exchange rate changes on cash and cash equivalents	(1,212)	265
Net increase (decrease) in cash and cash equivalents	623	(7,128)
Cash and cash equivalents at beginning of period	17,498	15,485

Cash and cash equivalents at end of period	$18,121	$8,357

See notes to condensed consolidated financial statements.

RICHARDSON ELECTRONICS, LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

      Note A – Basis of Presentation

     The accompanying unaudited Condensed Consolidated Financial Statements (Statements) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments necessary for a fair presentation of the results of interim periods have been made and such adjustments were of a normal and recurring nature. The results of operations and cash flows for the three-month period ended August 30, 2003 are not necessarily indicative of the results that may be expected for the year ended May 31, 2004.
     For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2003. Certain fiscal 2003 balances have been reclassified to confirm to the 2004 presentation.

     Note B - Change in Accounting Principle

     At August 30, 2003, the Company’s worldwide inventories were stated at the lower of cost or market using the first-in, first-out (FIFO) method. Effective June 1, 2003, the North American operations, which represent a majority of the Company’s operations and approximately 76% of the Company’s inventories, changed from the last-in, first-out (LIFO) method to the FIFO method. All other inventories were consistently stated at the lower of cost or market using FIFO method. The FIFO method is preferable in the circumstances because it provides a better matching of revenue and expenses in the Company’s business environment. The accounting change was not material to the financial statements for any of the periods presented, and accordingly, no retroactive restatement of prior years’ financial statements was made.  Inventories include material, labor and overhead.

     Note C – Restructuring Charges

     As a result of the Company's fiscal 2003 restructuring initiative, a restructuring charge of $1,730 was recorded in selling, general and administrative expenses for the year ended May 31, 2003. Severance costs of $328 were paid in fiscal 2003 with the remaining balance payable in fiscal 2004. The following table depicts the amounts associated with the activity related to the restructuring initiative through August 30, 2003:

	Restructuring	Paid		Unpaid
	liability	through	Reversal	balance as of
	May 31, 2003	August 30, 2003	of accrual	August 30, 2003

Employee severance and related costs	$1,192	$634	$-	$558
Lease termination costs	210	-	210	-

Total	$1,402	$634	$210	$558

     Note D – Goodwill and Other Intangible Assets

     Effective June 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. This statement changed the accounting for goodwill and indefinite-lived intangible assets from an amortization approach to an impairment-only approach. As a result of the adoption of SFAS No. 142, the Company recorded a transitional impairment charge during the first quarter of fiscal 2003 of $21,587 ($17,862 net of tax), presented as a cumulative effect of accounting change. This charge related to the Company's segments as follows: RF & Wireless Communications Group (RFWC), $20,456; and Security Systems Division (SSD), $1,131.
     The Company periodically reviews the carrying amount of goodwill to determine whether an additional impairment may exist. A fair value approach is used to test goodwill for impairment. An impairment charge is recognized for the amount, if any, by which the carrying amount of the goodwill exceeds its fair value. Management establishes fair values using discounted cash flows. When available and as appropriate, management uses comparative market multiples to corroborate discounted cash flow results. The Company performed its annual impairment test during the fourth quarter of fiscal 2003. The Company did not find any indication that additional impairment existed and, therefore, no additional impairment loss was recorded.

     The table below provides changes in the carrying values of goodwill and intangible assets not subject to amortization by reportable segment:

	Goodwill and intangible assets not subject to amortization

	RFWC	IPG	SSD	DSG	Total

Balance at May 31, 2003	$-	$882	$1,714	$2,959	$5,555
Modification of earnout payment	-	-	-	(58)	(58)
Foreign currency translation	-	(3)	(22)	-	(25)

Balance at August 30, 2003	$-	$879	$1,692	$2,901	$5,472

     Intangible assets subject to amortization as well as amortization expense for the first quarter are as follows:

	August 30, 2003		May 31, 2003

	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Intangible assets subject to amortization:
Deferred financing costs	$2,191	$1,719	$2,191	$1,647
Patents and trademarks	478	451	478	448

Total	$2,669	$2,170	$2,669	$2,095

	Amortization expense for the
	First Quarter

	FY 2004	FY 2003

Intangible assets subject to amortization:
Deferred financing costs	$72	$37
Patents and trademarks	3	3

Total	$75	$40

     The amortization expense associated with the existing intangible assets subject to amortization is expected to be $299, $180, $75 and $20 in fiscal 2004, 2005, 2006, and 2007, respectively. The weighted average number of years of amortization expense remaining is 2.0.

     Note E – Warranties

     The Company offers warranties for specific products it manufactures. The Company also provides extended warranties for some products it sells that lengthen the period of coverage specified in the manufacturer’s original warranty. Terms generally range from one to three years.
     Warranty reserves are established for costs that are expected to be incurred after the sale and delivery of the products subject to warranty. Such costs are accrued at the time revenue is recognized. The warranty reserves are determined based on known product failures, historical experience, and other currently available evidence. The reserve is included in "Accrued Liabilities" on the Condensed Consolidated Balance Sheets.
     Changes in the warranty reserve for the three months ended August 30, 2003 were as follows:

Warranty
Reserve

Balance at May 31, 2003	$672
Accruals for products sold	203
Utilization	(21)

Balance at August 30, 2003	$854

     The increase in the warranty accrual represents warranties related to a new product offering by the Company's Display Systems Group beginning in the third quarter of fiscal 2003.

     Note F – Income Taxes

     The income tax provisions for the three-month periods ended August 30, 2003 and August 31, 2002 are based on the estimated annual effective tax rate of 36%. The difference between the effective tax rate and the U.S. statutory rate of 35% primarily results from the Company's geographic distribution of taxable income and losses, certain non-tax deductible charges, and the Company's foreign sales corporation benefit on export sales, net of state income taxes.

     Note G – Calculation of Earnings per Share

     Basic income (loss) per share is calculated by dividing net income by the weighted average number of Common and Class B Common shares outstanding. Diluted income (loss) per share is calculated by dividing net income (loss) (adjusted for interest savings, net of tax, on assumed conversion of bonds) by the actual shares outstanding and share equivalents that would arise from the exercise of stock options, certain restricted stock awards, and the assumed conversion of convertible bonds when such assumptions have a dilutive effect on the calculation. The Company’s 8¼% and 7¼% convertible debentures are excluded from the calculation in both fiscal 2004 and 2003, as assumed conversion and effect of interest savings would be anti-dilutive. The per share amounts presented in the Condensed Consolidated Statements of Operations are based on the following amounts:

	First Quarter

	FY 2004	FY 2003

Numerator for basic and diluted EPS:
Net income before cumulative effect of accounting change	$506	$284
Cumulative effect of accounting change	-	(17,862)

Net income (loss)	$506	$(17,578)

Denominator:
Denominator for basic EPS
Weighted average common shares outstanding	13,925	13,729
Effect of dilutive securities:
Unvested restricted stock awards	39	-
Dilutive stock options	237	-

Shares applicable to diluted income (loss) per common share	14,201	13,729

     The effect of potentially dilutive stock options is calculated using the treasury stock method. Certain stock options are excluded from the calculations because the average market price of the Company's stock during the period did not exceed the exercise price of those options. For the three-month period ended August 30, 2003, there were 579 such options. However, some or all of the above mentioned options may be potentially dilutive in the future.

     Note H – Stock-Based Compensation

     The Company has stock-based compensation plans under which stock options are granted to key managers at the market price on the date of grant. Most of these new grants are fully exercisable after five years and have a ten-year life. No such grants were issued during the three months ended August 30, 2003.
     The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB interpretation No. 44,Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion 25, issued in March 2000, to account for its stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Statement of Financial Accounting Standard ("SFAS") No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No.123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No.123. The following table illustrates the pro-forma effect on net income (loss) attributable to common stockholders if the fair value-based method had been applied to all outstanding and unvested awards in each period.

	First Quarter

	FY 2004	FY 2003

Net income (loss), as reported	$506	$(17,578)
Add: Stock-based compensation expense included in reported net income (loss), net of tax	60	58
Deduct: Stock-based compensation expense determined under fair value-based method for all awards, net of taxes	(264)	(298)

Pro-forma net income (loss)	$302	$(17,818)

Income (loss) per share, basic and diluted:
Reported net income (loss)	$0.04	$(1.28)
Pro-forma compensation expense, net of taxes	(0.02)	(0.01)

Pro-forma net income (loss) per share	$0.02	$(1.29)

     Note I – Segment and Geographic Information

     The marketing, sales, product management, and purchasing functions of the Company consists of four strategic business units (SBU’s): RF & Wireless Communications Group (RFWC), Industrial Power Group (IPG), Security Systems Division (SSD), and Display Systems Group (DSG).
     RFWC serves the voice and data telecommunications market and the broadcast industry predominately for infrastructure applications.
     IPG serves a broad range of customers including the steel, automotive, textile, plastics, semiconductor manufacturing, and transportation industries.
     SSD provides security systems and related design services which includes such products as closed circuit television (CCTV), fire, burglary, access control, sound and communication products and accessories.
     DSG provides system integration and custom display solutions for the public information, financial, point-of-sale, and medical imaging markets.
     Each SBU is directed by a Vice President and General Manager who reports to the President and Chief Operating Officer. The President evaluates performance and allocates resources, in part, based on the direct operating contribution of each SBU. Direct operating contribution is defined as gross margin less product management and direct selling expenses.
     Accounts receivable, inventory, and goodwill are identified by SBU. Cash, net property and other assets are not identifiable by SBU. Operating results for each SBU are summarized in the following table:

		Gross	Direct Operating		Goodwill and
	Sales	Margin	Contribution	Assets	Intangibles

First Quarter
FY 2004
RFWC	$49,815	$11,182	$5,688	$79,016	$-
IPG	25,850	7,669	5,437	46,846	879
SSD	25,172	6,361	3,567	31,584	1,692
DSG	16,079	4,259	2,407	20,847	2,901

Total	$116,916	$29,471	$17,099	$178,293	$5,472

FY 2003
RFWC	$47,116	$10,755	$5,317	$86,182	$-
IPG	23,447	7,540	5,237	45,382	870
SSD	22,407	5,434	2,954	31,887	1,489
DSG	13,289	3,603	2,008	24,180	2,175

Total	$106,259	$27,332	$15,516	$187,631	$4,534

     Fiscal 2003 data has been reclassified to conform with the current presentation, which includes the reclassification of the broadcast tubes product line from RFWC to the IPG business unit. Fiscal 2003 quarterly sales for the broadcast tubes were $4,685, $4,625, $4,717, and $3,995 for the first, second, third, and fourth quarters, respectively.

     A reconciliation of sales, gross margin, direct operating contribution and assets to the relevant consolidated amounts follows. Freight, Medical Glassware business, Logistics business, and miscellaneous sales are included in "Other sales". "Other assets" primarily represent miscellaneous receivables, manufacturing and other inventories, intangible assets subject to amortization and investments.

	First Quarter

	FY 2004	FY 2003

Sales - segments total	$116,916	$106,259
Other sales	2,390	2,355

Sales	$119,306	$108,614

Gross margin - segments total	$29,471	$27,332
Gross margin on other sales	(356)	(178)

Gross margin	$29,115	$27,154

Segment profit contribution	$17,099	$15,516
Gross margin on other sales	(356)	(178)
Regional selling expenses	(4,434)	(4,291)
Administrative expenses	(9,039)	(8,139)

Operating income	$3,270	$2,908

Segment assets	$178,293	$187,631
Cash and cash equivalents	18,121	8,357
Other current assets	25,541	20,879
Net property	30,665	29,060
Other assets	9,819	13,373

Total assets	$262,439	$259,300

     The Company sells its products to companies in diversified industries and performs periodic credit evaluations of its customers' financial condition. Terms are generally on open account, payable net 30 days in North America, and vary throughout Europe, Asia/Pacific and Latin America. Estimates of credit losses are recorded in the financial statements based on periodic reviews of outstanding accounts and actual losses have been consistently within management's estimates.

     Note J – Recently Issued Pronouncements

     No pronouncements have been issued during the first quarter of fiscal 2004 that materially affect the Company's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (in thousands, except per share amounts)

     First Quarter Overview

     During the first quarter of fiscal 2004, the Company increased sales by 9.8% from a year ago to $119.3 million, marking the fifth consecutive quarter of year-over-year sales growth. The Company posted record sales for the month of August. Additionally, the Company continued focus on geographic expansion resulted in record sales in both Europe and Asia/Pacific.
     The Company experiences moderate seasonality in its business and typically realizes lower sales in its first and third quarters, reflecting decreased transaction volume in the summer and holiday months. Historically, sales in the first quarter were, on average, approximately 5% lower than the fourth quarter of the prior year. In fiscal 2004, however, the Company posted a 0.3% sequential first quarter sales increase.
     The Company improved its liquidity during the quarter with cash flows from operations of $6.6 million and a reduction in long-term debt of $3.8 million (partially driven by foreign currency translation). The Company’s continued focus on cost control resulted in selling, general and administrative expenses falling to 21.7% as a percentage of net sales from 22.4% in the prior quarter and 22.3% a year ago.
     The Company believes that it is gaining market share by delivering its model of global engineered solutions for its customers, which includes prototype design and manufacture, testing, system integration, product manufacturing and logistics. With record sales levels across several businesses and regions in the first quarter and new orders improving sequentially from the prior quarter, management believes that the Company is well positioned to continue to gain market share and sustain sales and earnings growth into the seasonally strong second quarter.

     Results of Operations

Sales and Gross Margins

     Consolidated sales for the quarter ended August 30, 2003 increased $10.7 million or 9.8% from the prior year to $119.3 million. For the third consecutive quarter, sales increased in all four of the Company's SBUs compared to the prior year. Consolidated gross margins decreased 60 basis points (bps) from a year ago primarily due to a mix shift to lower margin component sales.
     Sales, percentage changes from the prior year, gross margins and gross margin percent of sales by SBU are summarized in the following table. Freight, Medical Glassware business (sold in fiscal 2002), Logistics business, and miscellaneous costs are included under the caption “Other”.
By Business Unit:
		SALES			GROSS MARGIN

	FY 2004	FY 2003	% Change	FY 2004	% of Sales	FY 2003	% of Sales

First Quarter
RFWC	$49,815	$47,116	5.7%	$11,182	22.4%	$10,755	22.8%
IPG	25,850	23,447	10.2%	7,669	29.7%	7,540	32.2%
SSD	25,172	22,407	12.3%	6,361	25.3%	5,434	24.3%
DSG	16,079	13,289	21.0%	4,259	26.5%	3,603	27.1%
Other	2,390	2,355		(356)		(178)

Total	$119,306	$108,614	9.8%	$29,115	24.4%	$27,154	25.0%

     RFWC’s first quarter sales increased 5.7% from fiscal 2003 levels, driven by an 18.6% growth in the Passive and Interconnect product lines. Infrastructure and Network access sales were up by 8.8% and 5.3% respectively, offset by declines in Fiber optics and some specialty products. Gross margins were down 40 bps affected by lower factory utilization rates as orders for engineered solutions continued to be delayed.
     IPG sales increased 10.2% from last year as both its power components and tube businesses posted solid gains. Margins dropped 250 bps from a year ago, but remained essentially flat from the prior quarter primarily due to the exchange rate impact on the cost of certain legacy products manufactured in Europe.
     SSD sales increased 12.3% compared to the first quarter of fiscal 2003 with all major product lines showing growth. Gross margins improved by 100 bps due to expanded private label sales in Europe and continued strength in Canada.
     DSG was the main engine of growth in the quarter, increasing sales 21% from a year ago. Medical monitors were up 53.7% with legacy CRT products up 8.2%. Gross margins decreased slightly due to change in the product mix.

     Sales, percentage change from the prior year, gross margins and gross margin percent of sales by geographic area are summarized in the following table. The caption “Direct Export” includes sales to export distributors and to countries where the Company does not have offices. Freight, sales not generated by a particular sales office, and miscellaneous costs are included under the caption “Corporate”.

By Geographic Area:
		SALES			GROSS MARGIN

	FY 2004	FY 2003	% Change	FY 2004	% of Sales	FY 2003	% of Sales

First Quarter
North America	$63,639	$58,671	8.5%	$17,069	26.8%	$15,638	26.7%
Europe	24,825	22,440	10.6%	7,192	29.0%	5,953	26.5%
Asia/Pacific	21,494	17,333	24.0%	4,815	22.4%	4,216	24.3%
Latin America	5,097	5,067	0.6%	1,182	23.2%	1,291	25.5%
Direct Export	1,701	1,420	19.8%	411	24.2%	390	27.5%
Corporate	2,550	3,683		(1,554)		(334)

Total	$119,306	$108,614	9.8%	$29,115	24.4%	$27,154	25.0%

     North America sales increased 8.5% in the first quarter from the prior year. Canada provided a significant contribution to the sales growth as a result of the strong Canadian dollar and expanding SSD business.
     Asia/Pacific continued to reach new highs with sales increasing by 24% from fiscal 2003. The Company's sales in China more than doubled over last year to a record $4.7 million while Singapore and Thailand posted growth over 33%, from $2.1 million to $2.8 million combined.
     Europe sales grew 10.6% from a year ago partially due to the strengthened Euro against the U.S. dollar. Spain led the growth with a 35.8% sales increase followed closely by Israel where business seems to be strengthening.
     Latin America finished the quarter up slightly as its economies continue to stagnate.
     Fiscal 2004 gross margins by geographic area experienced large fluctuations with Europe posting an increase of 250 bps and Direct Export posting a decrease of 330 bps, primarily resulting from changes in the sales mix.

Selling, General and Administrative (SG&A) Expenses

     Compared to fiscal 2003, SG&A expenses increased 6.6% in the first quarter. Foreign currency translation accounted for approximately half of the increase while the remaining difference was largely related to commissions on higher sales and the addition of several RF engineers. SG&A as a percent of sales decreased to 21.7% compared to 22.3% a year ago and 22.4% in the prior quarter, as the Company realized savings from the recent restructuring initiative and strict cost controls.

Interest and Other Expenses

     Compared to fiscal 2003, interest expense was flat at $2.4 million as both average borrowings levels and the weighted-average interest rate remained essentially the same compared to the prior year.
     Other expenses include a realized foreign exchange gain of $358 in fiscal 2004 and a realized foreign exchange loss of $45 in fiscal 2003. Also included in the Other expenses are a realized investment gain of $70 in 2004 and a realized investment loss of $67 in 2003. In 2004, the Company recorded a loss of $250 due to revaluation of fixed assets and an investment impairment loss of $180.

Net Results

     Net income for the first quarter of fiscal 2004 was $506, or $0.04 per share, compared to net income before cumulative effect of accounting change of $284, or $0.02 per share, in the first quarter of the prior year. The cumulative effect of accounting change included in the 2003 net results represents a goodwill and other intangible assets impairment charge in the amount of $17.9 million, net of taxes of $3.7 million. The impairment was recorded as a change in accounting principle in the first quarter of fiscal 2003. (See Note D to the Condensed Consolidated Financial Statements).

     Liquidity and Capital Resources

     Cash and cash equivalents were $18.1 million at August 30, 2003, an increase of $0.6 million from the beginning of the year. During the first quarter of fiscal 2004, the Company generated $6.6 million of cash from operating activities as working capital decreased $3.7 million, largely due to an increase in accounts payable of $6.1 million partially associated with extended terms on certain vendor stocking agreements.
     In the first quarter of fiscal 2004, the Company reduced its long-term debt by $3.8 million as $1.9 million was paid down under the multi-currency credit facility. Foreign currency translation decreased the debt by $1.5 million, while payments on the interest rate exchange hedges accounted for the rest of the debt reduction. The Company was in compliance with all debt covenants for the period ended August 30, 2003. Quarterly dividends of $0.04 per common share and $0.036 per class B common share in the total amount of $546 were partially offset by $122 in proceeds from the exercise of stock options by employees, resulting in net cash used in financing activities of $2,773.
     The Company spent approximately $1.3 million on capital projects during the first quarter of fiscal 2004 primarily related to PeopleSoft development costs and ongoing investments in information technology infrastructure. The $726 earnout payment represents a cash outlay associated with the Pixelink acquisition as it achieved certain operating performance criteria.

Special Note Regarding Forward-Looking Statements and Analyst Reports

     Investors should consider carefully the following risk factors, in addition to the other information included in this quarterly report on Form 10-Q. All statements other than statements of historical facts included in this report are statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. The words "expect," "estimate," "anticipate," "predict," "believe" and similar expressions and variations thereof are intended to identify forward-looking statements. Such statements appear in a number of places in this report and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations; (ii) the Company's financing plans; (iii) the Company's business and growth strategies, including potential acquisitions; and (iv) other plans and objectives for future operations. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties and that actual results may differ materially from those predicted in the forward-looking statements or which may be anticipated from historical results or trends. In addition to the information contained in the Company’s other filings with the Securities and Exchange Commission, factors that could affect future performance include, among others, the following:

·           Competitive pressures may increase or change through industry consolidation, entry of new competitors, marketing changes or otherwise. There can be no assurance that the Company will be able to continue to compete effectively with existing or potential competitors.

·           Technological changes may affect the marketability of inventory on hand.

·           General economic or business conditions, domestic and foreign, may be less favorable than expected, resulting in lower sales or lower profit margins than expected.

·           Changes in relationships with customers or vendors, the ability to develop new relationships or the business failure of several customers or vendors may affect sales or profitability.

·           Political, legislative or regulatory changes may adversely affect the businesses in which the Company operates.

·           Changes in securities markets, interest rates or foreign exchange rates may adversely affect the Company’s performance or stock price.

·           The failure to obtain or retain key executive or technical personnel could affect future performance.

·           The Company’s growth strategy includes expansion through acquisitions. There can be no assurance that the Company will be able to successfully complete further acquisitions or that past or future acquisitions will not have an adverse impact on the Company’s operations.

·           The potential future sale of Common Stock shares, possible anti-takeover measures available to the Company, dividend policies, as well as voting control of the Company by Edward J. Richardson, Chairman of the Board and Chief Executive Officer may affect the stock price.

·           The continued availability of financing on favorable terms cannot be assured.

     The risks included here are not exhaustive. Other sections of this report may include additional factors which could adversely affect the Company's business and financial performance. Moreover, the Company operates in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on the Company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results
     Investors should also be aware that while the Company does, from time to time, communicate with securities analysts, it is against the Company's policy to disclose to them any material non-public information or other confidential commercial information. Accordingly, stockholders should not assume that the Company agrees with any statement or report issued by any analyst irrespective of the content of the statement or report. Thus, to the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not the responsibility of the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     For a description of the Company’s market risks, see “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management and Market Sensitive Financial Instruments” in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2003.

ITEM 4. CONTROLS AND PROCEDURES

     The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. At the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including Chairman of the Board and Chief Executive Officer ("CEO") and Senior Vice President and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective.
     There have been no changes in the Company's internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS (in thousands)

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
     The Company is engaged in litigation it has filed, Richardson Electronics, Ltd. v. Signal Technology Corporation, 03 L 002661 (Circuit Court, Cook County, Illinois) and Signal Technology Corporation v. Richardson Electronics, Ltd., C.A. No. 03-0335 (Superior Court Boston, Massachusetts). The Company filed suit in Illinois claiming damages in the amount of approximately $2,000 resulting from Signal's refusal to take delivery of product on six purchase orders it had placed with the Company. Signal has filed a declaratory judgment suit in Massachusetts seeking a ruling that it has no liability to the Company. Signal has not asserted any claim against the Company.

     The Company has asserted a claim against a former vendor in the amount of $593 for inventory it sought to return to the vendor pursuant to the terms of a Distribution Agreement between the two parties, that the vendor has refused to accept as of this time.
     While the Company has several other litigation matters pending against or filed by it that arose in the ordinary course of business, it is believed that, in the aggregate, they would not have a material adverse effect on the Company.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

      Not applicable.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

      Not applicable.

ITEM 4.  SUBMSSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.

ITEM 5.  OTHER INFORMATION

      Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

18	Preferability letter from KPMG, LLP re change in accounting principle
31.1	Certification of Edward J. Richardson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Dario Sacomani pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Edward J. Richardson and Dario Sacomani pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on form 8-K

Form 8-K dated 9/09/03 announcing date of fiscal 2004 first quarter conference call.
Form 8-K dated 9/23/03 reporting Richardson's fiscal 2004 first quarter results.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RICHARDSON ELECTRONICS

(Registrant)

Date: October 14, 2003	By: /s/ DARIO SACOMANI

Dario Sacomani Senior Vice President and Chief Financial Officer