Form 10-Q
period 2003-11-29
RICHARDSON ELECTRONICS LTD/DE
filed 2004-01-14
CIK 355948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended November 29, 2003
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

As of January 6, 2004, there were outstanding 12,408,435 shares of Common Stock, $.05 par value, inclusive of 1,504,843 shares held in treasury, and 3,196,320 shares of Class B Common Stock, $.05 par value, which are convertible into Common Stock on a share-for-share basis.

RICHARDSON ELECTRONICS, LTD.
QUARTERLY FINANCIAL REPORT

Page

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements	3
Condensed Consolidated Balance Sheets as of November 29, 2003 and May 31, 2003	3
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three- and Six-Months Periods Ended November 29, 2003 and November 30, 2002	4
Condensed Consolidated Statements of Cash Flows for the Six-Months Periods Ended November 29, 2003 and November 30, 2002	5
Notes to the Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3. Quantitative and Qualitative Disclosures About Market Risks	15
Item 4. Controls and Procedures	15

PART II - OTHER INFORMATION
Item 1. Legal Proceedings	15
Item 2. Change in Securities and Use of Proceeds	16
Item 3. Defaults upon Senior Securities	16
Item 4. Submission of Matters to a Vote of Security Holders	16
Item 5. Other Information	16
Item 6. Exhibits and Reports on Form 8-K	16

Signatures	16

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RICHARDSON ELECTRONICS, LTD
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of

	November 29,	May 31,
(in thousands, except per share amounts)	2003	2003

	(unaudited)	(as restated,
		see Note B)
ASSETS
Current Assets
Cash and cash equivalents	$20,764	$16,874
Receivables, less allowance of $3,900 and $3,350	93,865	85,355
Inventories	91,298	95,896
Prepaid expenses	6,398	6,919
Deferred income taxes, net	18,765	19,401

Total current assets	231,090	224,445

Property, plant and equipment, net	30,556	31,088
Goodwill and intangible assets, net	6,023	6,129
Other assets	3,501	3,269

Total assets	$271,170	$264,931

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$29,572	$23,660
Accrued liabilities	20,861	17,421
Current portion of long-term debt	54	46

Total current liabilities	50,487	41,127

Long-term debt	134,784	138,396
Deferred income taxes, net	6,725	5,269
Other non-current liabilities	-	5,049

Total liabilities	191,996	189,841

Stockholders’ Equity
Common stock ($.05 par value; issued 12,396 shares at November 29, 2003 and 12,258 shares at May 31, 2003)	620	613
Class B common stock, convertible ($.05 par value; issued 3,201 shares at November 29, 2003 and 3,207 shares at May 31, 2003)	160	160
Preferred stock ($1.00 par value; no shares issued)	-	-
Additional paid-in capital	93,138	91,962
Common stock in treasury, at cost (1,505 shares at November 29, 2003 and 1,506 shares at May 31, 2003)	(8,920)	(8,922)
Retained earnings	7,581	6,079
Unearned compensation	(355)	(541)
Accumulated other comprehensive loss	(13,050)	(14,261)

Total stockholders’ equity	79,174	75,090

Total liabilities and stockholders' equity	$271,170	$264,931

See notes to condensed consolidated financial statements.

RICHARDSON ELECTRONICS, LTD
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE- AND SIX-MONTH PERIODS ENDED NOVEMBER 29, 2003 AND NOVEMBER 30, 2002

	Three months ended		Six months ended

(unaudited, in thousands, except per share amounts)	November 29, 2003	November 30, 2002	November 29, 2003	November 30, 2002

		(as restated,		(as restated,
		see Note B)		see Note B)

Net sales	$128,051	$118,958	$247,357	$227,572
Cost of products sold	97,109	90,045	187,300	171,505

Gross margin	30,942	28,913	60,057	56,067

Selling, general and administrative expenses	25,495	24,458	51,340	48,704

Operating income	5,447	4,455	8,717	7,363
Other (income) expense
Interest expense	2,558	2,528	5,104	5,123
Other, net	(160)	179	(112)	166

Total other (income) expense	2,398	2,707	4,992	5,289

Income before income tax and cumulative effect of accounting change	3,049	1,748	3,725	2,074
Income tax	844	670	1,128	830

Net income before cumulative effect of accounting change	2,205	1,078	2,597	1,244
Cumulative effect of accounting change, net of tax (Note E)	-	-	-	(17,862)

Net income (loss)	$2,205	$1,078	$2,597	$(16,618)

Net income (loss) per share - basic:
Net income per share before cumulative effect of accounting change	$0.16	$0.08	$0.19	$0.09
Cumulative effect of accounting change, net of tax (Note E)	-	-	-	(1.30)

Net income (loss) per share	$0.16	$0.08	$0.19	$(1.21)

Average shares outstanding	13,979	13,740	13,952	13,734

Net income (loss) per share - diluted:
Net income per share before cumulative effect of accounting change	$0.15	$0.08	$0.18	$0.09
Cumulative effect of accounting change, net of tax (Note E)	-	-	-	(1.28)

Net income (loss) per share	$0.15	$0.08	$0.18	$(1.19)

Average shares outstanding	14,361	13,871	14,281	14,004

Dividends per common share	$0.04	$0.04	$0.08	$0.08

Statement of comprehensive income (loss):
Net income (loss)	$2,205	$1,078	$2,597	$(16,618)
Foreign currency translation	3,426	(1,936)	654	(1,744)
Unrealized gain (loss) on investments	70	(9)	212	(203)
Fair value adjustments - cash flow hedges	164	23	345	(253)

Comprehensive income (loss)	$5,865	$(844)	$3,808	$(18,818)

See notes to condensed consolidated financial statements.

RICHARDSON ELECTRONICS, LTD
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX-MONTH PERIODS ENDED NOVEMBER 29, 2003 AND NOVEMBER 30, 2002

(unaudited, in thousands)	Six months ended
	November 29, 2003	November 30, 2002
		(as restated,
		see Note B)
OPERATING ACTIVITIES
Net income (loss)	$2,597	$(16,618)
Non-cash charges to income (loss):
Depreciation	2,684	2,764
Amortization of intangibles and financing costs	150	153
Deferred income taxes, net	636	(52)
Goodwill impairment charge	-	17,862
Other, net	525	646
Total non-cash charges	3,995	21,373
Changes in working capital, net of effects of currency translation:
Accounts receivable	(7,652)	2,637
Inventories	5,446	(1,942)
Other current assets	553	(1,469)
Accounts payable	6,930	(9,260)
Other liabilities	(320)	1,785
Net changes in working capital	4,957	(8,249)

Net cash provided by (used in) operating activities	11,549	(3,494)

FINANCING ACTIVITIES
Proceeds from borrowings	21,678	19,841
Payments on debt	(26,244)	(16,436)
Proceeds from stock issuance	1,002	48
Cash dividends	(1,097)	(1,611)

Net cash (used in) provided by financing activities	(4,661)	1,842

INVESTING ACTIVITIES
Capital expenditures	(2,520)	(3,224)
Earnout payment related to acquisitions	(726)	(764)
Other	-	(230)

Net cash used in investing activities	(3,246)	(4,218)

Effect of exchange rate changes on cash and cash equivalents	248	144
Net increase (decrease) in cash and cash equivalents	3,890	(5,726)
Cash and cash equivalents at beginning of period	16,874	15,296

Cash and cash equivalents at end of period	$20,764	$9,570

See notes to condensed consolidated financial statements.

RICHARDSON ELECTRONICS, LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

     Note A – Basis of Presentation

     The accompanying unaudited Condensed Consolidated Financial Statements (Statements) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments necessary for a fair presentation of the results of interim periods have been made and such adjustments were of a normal and recurring nature. The results of operations and cash flows for the three- and six-month periods ended November 29, 2003 are not necessarily indicative of the results that may be expected for the year ended May 31, 2004.
     For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2003. Certain fiscal 2003 balances have been reclassified to conform to the fiscal 2004 presentation.

     Note B - Restatement

     The Company identified an accounting error that occurred in a foreign subsidiary, which affected previously reported interest expense for the prior seven quarters. The correction of the error, which aggregated to $738, is presented as a restatement of these prior periods. The restatement increases diluted earnings per share to $0.15 for the second quarter of fiscal 2004 versus the $0.11 published in the December 18, 2003 earnings release.
     The Company is in the process of filing amended Forms 10-K for fiscal 2002 and 2003 and Form 10-Q for the first quarter of fiscal 2004. A reconciliation of reported net income (loss) to amended net income (loss) including the additional interest expense for the affected quarters is provided in the following table:

	FY 2004	FY 2003				FY 2002

	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr

Reported net income (loss)	$506.0	$(11,163.0)	$(5.0)	$1,190.0	$(17,578.0)	$(9,075.0)	$(2,743.0)
Additional interest expense	(113.9)	(107.6)	(96.8)	(112.1)	(118.3)	(108.9)	(80.2)

Amended net income (loss)	$392.1	$(11,270.6)	$(101.8)	$1,077.9	$(17,696.3)	$(9,183.9)	$(2,823.2)

Reported basic and diluted income (loss) per share	$0.04	$(0.81)	$-	$0.09	$(1.28)	$(0.66)	$(0.20)
Additional interest expense	(0.01)	(0.01)	(0.01)	(0.01)	(0.01)	(0.01)	(0.01)

Amended basic and diluted net income (loss) per share	$0.03	$(0.82)	$(0.01)	$0.08	$(1.29)	$(0.67)	$(0.21)

     Note C - Change in Accounting Principle

     At November 29, 2003, the Company’s worldwide inventories were stated at the lower of cost or market using the first-in, first-out (FIFO) method. Effective June 1, 2003, the North American operations, which represent a majority of the Company’s operations and approximately 76% of the Company’s inventories, changed from the last-in, first-out (LIFO) method to the FIFO method. All other inventories were consistently stated at the lower of cost or market using FIFO method. The FIFO method is preferable in the circumstances because it provides a better matching of revenue and expenses in the Company’s business environment. The accounting change was not material to the financial statements for any of the periods presented, and accordingly, no retroactive restatement of prior years’ financial statements was made.  Inventories include material, labor and overhead.

     Note D – Restructuring Charges

     As a result of the Company's fiscal 2003 restructuring initiative, a restructuring charge of $1,730 was recorded in selling, general and administrative expenses for the year ended May 31, 2003. Severance costs of $328 were paid in fiscal 2003 with the remaining balance payable in fiscal 2004. The following table depicts the amounts associated with the activity related to the restructuring initiative through November 29, 2003:

	Restructuring	Paid		Unpaid
	liability	through	Reversal	balance as of
	May 31, 2003	November 29, 2003	of accrual	November 29, 2003

Employee severance and related costs	$1,192	$843	$292	$57
Lease termination costs	210	-	210	-

Total	$1,402	$843	$502	$57

     The reversal of the employee severance and related costs resulted from the difference between the estimated severance costs and the actual payouts and was recorded in the quarter ended November 29, 2003. All employees originally notified were terminated. The lease termination did not occur as the agreement for the replacement facility was not finalized. The lease termination reversal was recorded in the quarter ended August 30, 2003.

     Note E – Goodwill and Other Intangible Assets

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

     The table below provides changes in the carrying values of goodwill and intangible assets not subject to amortization by reportable segment:

	Goodwill and intangible assets not subject to amortization

	RFWC	IPG	SSD	DSG	Total

Balance at May 31, 2003
	$-	$882	$1,714	$2,959	$5,555
Modification of earnout payment	-	-	-	(58)	(58)
Foreign currency translation	-	4	99	-	103

Balance at November 29, 2003
	$-	$886	$1,813	$2,901	$5,600

     Intangible assets subject to amortization as of November 29, 2003 and May 31, 2003 are as follows:

	November 29, 2003		May 31, 2003

	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Intangible assets subject to amortization:
Deferred financing costs	$2,193	$1,793	$2,191	$1,647
Patents and trademarks	478	455	478	448

Total
	$2,671	$2,248	$2,669	$2,095

     Amortization expense for the second quarter and six months is as follows:

	Amortization expense for the

	Second Quarter		Six Months

	FY 2004	FY 2003	FY 2004	FY 2003

Intangible assets subject to amortization:
Deferred financing costs	$72	$98	$144	$135
Patents and trademarks	3	3	6	6

Total
	$75	$101	$150	$141

     The amortization expense associated with the existing intangible assets subject to amortization is expected to be $299, $180, $75 and $20 in fiscal 2004, 2005, 2006, and 2007, respectively. The weighted average number of years of amortization expense remaining is 1.8.

     Note F – Warranties

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
     Changes in the warranty reserve for the six months ended November 29, 2003 were as follows:

Warranty
Reserve

Balance at May 31, 2003
$672
Accruals for products sold	416
Utilization	(58)

Balance at November 29, 2003
$1,030

     The increase in the warranty accrual represents warranties related to a new product offering by the Company's Display Systems Group beginning in the third quarter of fiscal 2003.

     Note G – Income Taxes

     The income tax provisions for the six-month periods ended November 29, 2003 and November 30, 2002 are based on the estimated annual effective tax rate of 30.3% and 40.0%, respectively. The difference between the effective tax rate and the U.S. statutory rate of 35% primarily results from the Company's geographic distribution of taxable income and losses, certain non-tax deductible charges, and the Company's foreign sales corporation benefit on export sales, net of state income taxes.
     Income tax refund, net of foreign estimated tax payments, was $932 for six months ended November 29, 2003.

     Note H – Calculation of Earnings per Share

     Basic income (loss) per share is calculated by dividing net income by the weighted average number of Common and Class B Common shares outstanding. Diluted income (loss) per share is calculated by dividing net income (loss) (adjusted for interest savings, net of tax, on assumed conversion of bonds) by the actual shares outstanding and share equivalents that would arise from the exercise of stock options, certain restricted stock awards, and the assumed conversion of convertible bonds when such assumptions have a dilutive effect on the calculation. The Company’s 8¼% and 7¼% convertible debentures are excluded from the calculation in both fiscal 2004 and 2003, as assumed conversion and effect of interest savings would be anti-dilutive. The per share amounts presented in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) are based on the following amounts:

	Second Quarter		Six Months

	FY 2004	FY 2003	FY 2004	FY 2003

Numerator for basic and diluted EPS:
Net income before cumulative effect of accounting change	$2,205	$1,078	$2,597	$1,244
Cumulative effect of accounting change	-	-	-	(17,862)

Net income (loss)	$2,205	$1,078	$2,597	$(16,618)

Denominator:
Denominator for basic EPS
Weighted average common shares outstanding	13,979	13,740	13,952	13,734
Effect of dilutive securities:
Unvested restricted stock awards	33	49	36	51
Dilutive stock options	349	82	293	219

Shares applicable to diluted income (loss) per common share	14,361	13,871	14,281	14,004

     The effect of potentially dilutive stock options is calculated using the treasury stock method. Certain stock options are excluded from the calculations because the average market price of the Company's stock during the period did not exceed the exercise price of those options. For the three-month period ended November 29, 2003, there were 579 such options. However, some or all of the above mentioned options may be potentially dilutive in the future.

     Note I – Stock-Based Compensation

     The Company has stock-based compensation plans under which stock options are granted to key managers at the market price on the date of grant. Most of these new grants are fully exercisable after five years and have a ten-year life. Three such grants were issued during the six months ended November 29, 2003.
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

	Second Quarter		Six Months

	FY 2004	FY 2003	FY 2004	FY 2003

Net income (loss), as reported	$2,205	$1,078	$2,597	$(16,618)
Add: Stock-based compensation expense included in reported net income (loss), net of tax	59	64	119	122
Deduct: Stock-based compensation expense determined under fair value-based method for all awards, net of taxes	(263)	(303)	(527)	(601)

Pro-forma net income (loss)	$2,001	$839	$2,189	$(17,097)

Net income (loss) per share, basic:
Reported net income (loss)	$0.16	$0.08	$0.19	$(1.21)
Pro-forma compensation expense, net of taxes	(0.02)	(0.02)	(0.03)	(0.03)

Pro-forma net income (loss) per share	$0.14	$0.06	$0.16	$(1.24)

Net income (loss) per share, diluted:
Reported net income (loss)	$0.15	$0.08	$0.18	$(1.19)
Pro-forma compensation expense, net of taxes	(0.01)	(0.02)	(0.03)	(0.03)

Pro-forma net income (loss) per share	$0.14	$0.06	$0.15	$(1.22)

     Note J – Segment Information

     The marketing, sales, product management, and purchasing functions of the Company consist of four strategic business units (SBU’s): RF & Wireless Communications Group (RFWC), Industrial Power Group (IPG), Security Systems Division (SSD), and Display Systems Group (DSG).
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
     Accounts receivable, inventory, goodwill, and some intangible assets are identified by SBU. Cash, net property and other assets are not identifiable by SBU. Operating results for each SBU are summarized in the following table:

		Gross	Direct Operating		Goodwill and
	Sales	Margin	Contribution	Assets	Intangibles

Second Quarter
     FY 2004

RFWC	$57,705	$12,846	$7,039	$79,162	$-
IPG	27,868	8,678	6,261	48,030	886
SSD	26,109	6,664	3,767	34,439	1,813
DSG	14,864	3,727	1,947	21,422	2,901

Total	$126,546	$31,915	$19,014	$183,053	$5,600

     FY 2003

RFWC	$53,762	$12,031	$6,381	$85,503	$-
IPG	24,331	7,540	5,268	44,905	866
SSD	23,989	6,013	3,500	33,454	1,138
DSG	14,833	3,993	2,372	23,834	2,175

Total	$116,915	$29,577	$17,521	$187,696	$4,179

Six Months

     FY 2004

RFWC	$107,520	$24,028	$12,727	$79,162	$-
IPG	53,718	16,347	11,698	48,030	886
SSD	51,281	13,025	7,334	34,439	1,813
DSG	30,943	7,986	4,354	21,422	2,901

Total	$243,462	$61,386	$36,113	$183,053	$5,600

     FY 2003

RFWC	$100,878	$22,786	$11,699	$85,503	$-
IPG	47,778	15,080	10,504	44,905	866
SSD	46,396	11,447	6,454	33,454	1,138
DSG	28,122	7,596	4,380	23,834	2,175

Total	$223,174	$56,909	$33,037	$187,696	$4,179

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

	Second Quarter		Six Months

	FY 2004	FY 2003	FY 2004	FY 2003

Sales - segments total	$126,546	$116,915	$243,462	$223,174
Other sales	1,505	2,043	3,895	4,398

Sales	$128,051	$118,958	$247,357	$227,572

Gross margin - segments total	$31,915	$29,577	$61,386	$56,909
Gross margin on other sales	(973)	(664)	(1,329)	(842)

Gross margin	$30,942	$28,913	$60,057	$56,067

Segment profit contribution
	$19,014	$17,521	$36,113	$33,037
Gross margin on other sales	(973)	(664)	(1,329)	(842)
Regional selling expenses	(4,497)	(4,097)	(8,931)	(8,388)
Administrative expenses	(8,097)	(8,305)	(17,136)	(16,444)

Operating income	$5,447	$4,455	$8,717	$7,363

Segment assets
	$183,053	$187,696
Cash and cash equivalents	20,764	9,570
Other current assets	25,162	21,945
Net property	30,556	29,345
Other assets	11,635	11,348

Total assets	$271,170	$259,904

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

     Note K – Recently Issued Pronouncements

     On December 23, 2003, the FASB issued FASB Statement No. 132 (Revised 2003), Employers' Disclosures about Pensions and Other Postretirement Benefits. This standard increases the existing GAAP disclosure requirements by requiring more details about pension plan assets, benefit obligations, cash flows, benefit costs and related information. Companies will be required to segregate plan assets by category, such as debt, equity and real estate, and to provide certain expected rates of return and other informational disclosures. Statement 132(R) also requires companies to disclose various elements of pension and postretirement benefit costs in interim-period financial statements for quarters beginning after December 15, 2003. The Company is in the process of reviewing the new disclosure requirements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (in thousands, except per share amounts)

     Second Quarter Overview

     During the quarter ended November 29, 2003, the Company increased sales by 7.6% from a year ago to $128.1 million. Net income was $2.2 million or $0.15 per share. The financial results marked the sixth consecutive quarter of year-over-year sales growth and the fourth consecutive quarter of sales increases across all SBUs. The Company achieved record sales in both Europe and Asia/Pacific while sales in North America and Latin America were slightly down.
     The Company experiences moderate seasonality in its business and typically realizes lower sequential sales in its first and third quarters, reflecting decreased transaction volume in the summer and holiday months. Historically, sales in the third quarter were, on average, approximately 3% lower sequentially. However, strong second quarter bookings point to a flat third quarter amid increasing signs that technology spending may be increasing.
     The Company strengthened its balance sheet during the quarter, reducing inventory by $2.3 million and paying down $2.2 million of debt (offset by foreign currency exchange effects) despite a 7.4% sequential sales growth. Liquidity was further improved during the quarter as cash and equivalents increased $2.6 million driven by $5.1 million positive cash flows from operations. The Company’s selling, general and administrative expenses decreased to 19.9% as a percentage of net sales from 21.7% in the prior quarter and 20.6% a year ago.
     During the second quarter, the Company identified an accounting error that occurred in its Swedish subsidiary which affected interest expense previously reported for the prior seven quarters in the aggregate amount of $738. The Company is in the process of filing amended Forms 10-K for fiscal 2003 and 2002 and Form 10-Q for the period ended August 30, 2003, which will increase interest expense reported in those periods (See Note B to Condensed Consolidated Financial Statements).

     Results of Operations

Sales and Gross Margins

     Consolidated sales for the quarter ended November 29, 2003 increased $9.1 million or 7.6% from the prior year to $128.1 million. For the six-month period, sales were up 8.7% to $247.4 million due to the increased demand across all SBUs and record sales in some geographic regions. Consolidated gross margins decreased 10 basis points (bps) and 30 bps for the second quarter and six months, respectively, primarily due to a mix shift to lower margin component sales.
     Sales, percentage changes from the prior year, gross margins and gross margin percent of sales by SBU are summarized in the following table. Freight, Medical Glassware business (sold in fiscal 2002), Logistics business, and miscellaneous costs are included under the caption “Other”.

By Business Unit:
		SALES			GROSS MARGIN

	FY 2004	FY 2003	% Change	FY 2004	% of Sales	FY 2003	% of Sales

Second Quarter
RFWC	$57,705	$53,762	7.3%	$12,846	22.3%	$12,031	22.4%
IPG	27,868	24,331	14.5%	8,678	31.1%	7,540	31.0%
SSD	26,109	23,989	8.8%	6,664	25.5%	6,013	25.1%
DSG	14,864	14,833	0.2%	3,727	25.1%	3,993	26.9%
Other	1,505	2,043		(973)		(664)

Total	$128,051	$118,958	7.6%	$30,942	24.2%	$28,913	24.3%

Six Months
RFWC	$107,520	$100,878	6.6%	$24,028	22.3%	$22,786	22.6%
IPG	53,718	47,778	12.4%	16,347	30.4%	15,080	31.6%
SSD	51,281	46,396	10.5%	13,025	25.4%	11,447	24.7%
DSG	30,943	28,122	10.0%	7,986	25.8%	7,596	27.0%
Other	3,895	4,398		(1,329)		(842)

Total	$247,357	$227,572	8.7%	$60,057	24.3%	$56,067	24.6%

     RFWC’s second quarter and six months sales increased 7.3% and 6.6%, respectively, from fiscal 2003 levels, driven by strength in major product lines offset by weakness in some specialty and Broadcast products. For six months, the Network Access, Infrastructure and Passive/Interconnect product lines posted growth of 13.6%, 1.5%, and 5.5% to $36.5 million, $32.4 million, and $18.9 million, respectively, compared to the prior year, associated with wireless and infrastructure demand increases. Gross margins were down 10 bps for the quarter and 30 bps for six months due to higher component sales, particularly in Asia, which carry a lower gross margin than engineered solutions.
     IPG sales increased 14.5% and 12.4% for the quarter and six months, respectively, led by strong, broad-based demand. Power components were up 24% to $8.6 million for the quarter and 17% to $15.7 million for six months. The tube businesses increased 10% to $19.3 million for the quarter and 11% to $38.0 million for six months. Margins were essentially flat in the quarter and down 120 bps for six months primarily due to the exchange rate impact on the cost of certain tube products manufactured in Europe.
     SSD posted a record quarter, with sales increasing 8.8% and margins increasing 40 bps from a year ago, fueled by continued expansion of the Canadian business and strengthening of the Canadian dollar. For six months, sales were up 10.5% while gross margins increased 70 bps due to the exchange rate impact partially offset by competitive pricing pressure.
     DSG growth slowed to 0.2% for the second quarter mainly due to the timing of some custom display projects. Driven by the strong first quarter, six months sales growth was 10% as Medical monitor sales increased by 37.4 % to $12.1 million. High margin legacy CRT products were down 13.2% to $2.6 million for the quarter and 3.3% to $5.3 million for six months, negatively affecting gross margin.
     Sales, percentage change from the prior year, gross margins and gross margin percent of sales by geographic area are summarized in the following table. Previously reported sales under the caption “Direct Export” and some of the "Corporate" sales were identified by geographic area and reclassified accordingly. The caption “Corporate” now consists primarily of Freight and Corporate provisions.

By Geographic Area:
		SALES			GROSS MARGIN

	FY 2004	FY 2003	% Change	FY 2004	% of Sales	FY 2003	% of Sales

Second Quarter
North America	$65,702	$67,898	-3.2%	$17,064	26.0%	$17,573	25.9%
Europe	31,576	25,575	23.5%	9,009	28.5%	7,101	27.8%
Asia/Pacific	25,160	19,701	27.7%	5,648	22.4%	4,468	22.7%
Latin America	4,572	4,969	-8.0%	1,118	24.5%	1,509	30.4%
Corporate	1,041	815		(1,897)		(1,738)

Total	$128,051	$118,958	7.6%	$30,942	24.2%	$28,913	24.3%

Six Months
North America	$131,133	$129,167	1.5%	$34,620	26.4%	$33,987	26.3%
Europe	56,942	48,932	16.4%	16,386	28.8%	13,334	27.3%
Asia/Pacific	47,490	37,932	25.2%	10,587	22.3%	8,803	23.2%
Latin America	9,677	10,036	-3.6%	2,301	23.8%	2,791	27.8%
Corporate	2,115	1,505		(3,837)		(2,848)

Total	$247,357	$227,572	8.7%	$60,057	24.3%	$56,067	24.6%

     North America sales decreased 3.2% in the second quarter primarily due to the completion of a large wireless infrastructure project in the prior year. For six months, sales were up slightly as Canada posted 23.2% sales growth to $35.7 million as a result of the strong Canadian dollar and increased demand across all SBUs.
     Europe had a record quarter with sales growth of 23.5% from a year ago led by Israel where sales more than doubled to $3.3 million due to a large wireless component sales contract. For six months, sales were up 16.4% as all regions posted increases in sales partially due to the weakening US dollar.
     Asia/Pacific achieved record levels with sales increasing by 27.7% in the quarter and 25.2% for six months from fiscal 2003. The Company's six months sales in China increased 74.9% over last year to $9.9 million. The margins in China, however, are among the lowest in the area due to the high level of contract manufacturing and component sales, driving the overall Asia/Pacific gross margin down. The Company's sales in Singapore and Thailand grew 64.4% to $6.7 million while all other regions posted growth in the high single- to low double-digit range.
     Latin America sales were down 8.0% in the quarter due to decreasing demand in the Central and Southern regions partially offset by moderate growth in Brazil and Mexico.
     Fiscal 2004 gross margins by geographic area experienced significant fluctuations from an increase of 150 bps in Europe to a decrease of 400 bps in Latin America, principally resulting from changes in the sales mix.

Selling, General and Administrative (SG&A) Expenses

     For the three- and six-month periods, SG&A expenses increased by $1,037 or 4.2% to $25.5 million and by $2.6 million or 5.4% to $51.3 million, respectively, primarily due to foreign currency translation and increased PeopleSoft implementation costs. SG&A as a percent of sales decreased to 19.9% in the second quarter compared to 20.6% a year ago, as the Company realized savings from the recent restructuring initiative and continued cost controls as well as the reversal of a portion of the restructuring accrual. (See Note D to Condensed Consolidated Financial Statements).

Interest and Other Expenses

     For three- and six-month periods, interest expense was relatively flat as both average borrowing levels and the weighted-average interest rate remained essentially the same compared to the prior year. Cash payments for interest were $5,086 for six months ended November 29, 2003.
     Other, net include a realized foreign exchange gain of $66 in the second quarter and $424 for six months in fiscal 2004 compared to a realized foreign exchange loss of $212 in the second quarter and $257 for six months in fiscal 2003. Also included in Other expenses are a realized investment gain of $118 in 2004 and $26 in 2003. In 2004, the Company recorded a loss of $229 due to revaluation of fixed assets and other-than-temporary investment impairment loss of $210.

Income Tax Provision

     The effective tax rate was 30.3% for the six-month period of fiscal 2004 compared to 40.0% in fiscal 2003. The effective tax rate differs from the statutory rate of 35.0% primarily due to the impact of certain non-tax deductible charges, Company's foreign sales corporation benefits on export sales, state taxes, and the tax impact of non-U.S. operations. As the Company restated fiscal 2003 results because of the accounting error in its Swedish subsidiary associated with the interest expense, no adjustment was made to the income tax provision since the Company does not believe it is more likely than not that the benefits of the foreign losses will be realized. As a result, there were significant fluctuations in the income tax rate in fiscal 2003 and the first half of fiscal 2004.
     Future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where the Company has lower statutory rates, changes in the valuation of certain deferred tax assets or liabilities, or changes in tax laws or interpretations thereof. In addition, the Company is subject to the examination of its income tax returns by the Internal Revenue Service and other tax authorities and regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for income taxes.

  Net Results

     Net income for the second quarter of fiscal 2004 was $2,205 or $0.15 per share compared to $1,078 or $0.08 per share a year ago as a 7.6% increase in sales was partially offset by 10 bps gross margin deterioration and a 4.2% increase in SG&A expenses. Net income for the first half of fiscal 2004 was $2,597, or $0.18 per share, compared to net income before cumulative effect of accounting change of $1,244, or $0.09 per share, in the first half of the prior year. The cumulative effect of accounting change included in the 2003 net results represents a goodwill and other intangible assets impairment charge in the amount of $17.9 million, net of taxes of $3.7 million. The impairment was recorded as a change in accounting principle in the first quarter of fiscal 2003. (See Note E to the Condensed Consolidated Financial Statements).

     Liquidity and Capital Resources

     Cash and cash equivalents were $20.8 million at November 29, 2003, an increase of $3.9 million from the beginning of the year. During the first six months of fiscal 2004, the Company generated $11.5 million of cash from operating activities. Working capital decreased $5.0 million, largely due to an increase in accounts payable of $6.9 million and decrease in inventory of $5.4 million partially offset by a $7.7 million accounts receivable increase.
     Inventory days were approximately 86 in the second quarter of fiscal 2004, compared with 94 days in the first quarter and 97 days at the end of fiscal 2003. Inventory levels and the associated inventory turns reflect the Company's ongoing inventory management efforts. Inventory management remains an area of focus as the Company balances the need to maintain strategic inventory levels to ensure competitive lead times against the risk of inventory obsolescence because of rapidly changing technology and customer requirements.
     The Company has a multi-currency revolving credit facility agreement in the amount of $102.0 million that matures in September of 2005 and bears interest at applicable LIBOR rates plus a margin, varying with certain financial performance criteria. At November 29, 2003, the applicable margin was 225 basis points and $39.1 million was available under the total facility. This amount was reduced to $14.1 million due to the borrowing base limitations.
     In the six-month period of fiscal 2004, the Company reduced its long-term debt by $3.6 million as $4.6 million was paid down under the multi-currency credit facility. Foreign currency translation increased the debt by $1.3 million, while payments on the interest rate exchange hedges accounted for the balance of the debt reduction. The Company was in compliance with all debt covenants for the period ended November 29, 2003. Quarterly dividends of $0.04 per common share and $0.036 per class B common share in the total amount of $1,097 for six months were offset by $1,002 in proceeds from the exercise of stock options by employees, resulting in net cash used in financing activities of $4.7 million.
     The Company spent approximately $2.5 million on capital projects during the first half of fiscal 2004 primarily related to PeopleSoft development costs and ongoing investments in information technology infrastructure. Over the next two quarters, management estimates the capital expenditures to increase as the PeopleSoft implementation progresses. The $726 earnout payment represents a cash outlay associated with the Pixelink acquisition as the business unit achieved certain operating performance criteria.

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

ITEM 4.  SUBMSSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.

ITEM 5.  OTHER INFORMATION

      Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

31.1	Certification of Edward J. Richardson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Dario Sacomani pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Edward J. Richardson and Dario Sacomani pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99	Press Release dated January 13, 2004 announcing Richardson to amend previously reported financial statements

(b) Reports on form 8-K

Form 8-K dated 10/23/03 announcing Richardson annual shareholders' meeting and including a copy of the meeting presentation slides.
Form 8-K dated 12/04/03 announcing date of fiscal 2004 second quarter conference call.
Form 8-K dated 12/19/03 reporting Richardson's fiscal 2004 second quarter results.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RICHARDSON ELECTRONICS

(Registrant)

Date: January 13, 2004	By: /s/ DARIO SACOMANI

Dario Sacomani Senior Vice President and Chief Financial Officer