Form 10-K/A
period 2003-05-31
RICHARDSON ELECTRONICS LTD/DE
filed 2004-01-30
CIK 355948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement dated September 4, 2003 for the Annual Meeting of Stockholders scheduled to be held October 15, 2003, which was filed pursuant to Regulation 14(A), are incorporated by reference in Part III of this Report. Except as specifically incorporated herein by reference, the Proxy Statement are not deemed filed as part of this report.

The exhibit index is located at pages 38 through 41.

EXPLANATORY NOTE

Richardson Electronics, Ltd. (the "Company") is filing this amendment to its Annual Report on Form 10-K for the fiscal year ended May 31, 2003, originally filed August 29, 2003, to reflect certain adjustments to restate the Company’s financial statements.

In the second quarter of fiscal 2004, the Company identified an accounting error that occurred in a foreign subsidiary, which affected previously reported interest expense for the prior seven quarters beginning with the quarter ended February 29, 2002. The financial statements for fiscal 2003 and 2002 and the first quarter of fiscal 2004 have been restated to correct this error. The correction of the error, which aggregated to $738,000, is presented as a restatement of these prior periods and through and including the quarter ended August 30, 2003. The restatement increased net loss for fiscal 2003 and 2002 from $27,558,000 and $11,270,000 to $27,993,000 and $11,459,000, respectively, and decreased net income from $506,000 to $392,000 for the quarter ended August 30, 2003. This Form 10-K/A contains changes to Item 6 - Selected Consolidated Financial Data, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 8 - Financial Statements and Supplementary Data, Item 14 - Controls and Procedures and Item 15 - Exhibits, Financial Statement Schedules and Reports on Form 8-K, to reflect this restatement. The Company is filing a Form 10-Q/A to reflect the restatement for the quarter ended August 30, 2003.

Additionally, the Company is amending Items 1, 2, 5, 6, 10, 11, 12 and 13 to provide additional or revised disclosures.

This amendment to the original Form 10-K amends and restates the original Form 10-K in its entirety, but does not reflect events occurring after the original filing of the Form 10-K. All information contained in this amendment and the original Form 10-K is subject to updating and supplementing as provided in the periodic reports filed subsequent to the original filing date with the Securities and Exchange Commission. The filing of this Form 10-K/A shall not be deemed an admission that the original filing, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement therein not misleading.

PART I

Item 1.            Business

Introduction and Business Strategy

Richardson Electronics, Ltd. is a global provider of engineered solutions, serving the RF and wireless communications, industrial power conversion, security and display systems markets. The Company delivers engineered solutions for its customers’ needs through product manufacturing, systems integration, prototype design and manufacture, testing and logistics. The Company’s products include RF and microwave components, power semiconductors, electron tubes, microwave generators, data display monitors and electronic security products and systems. These products are used to control, switch or amplify electrical power or signals, or as display, recording or alarm devices in a variety of industrial, communication and security applications.

The Company’s objective is to be the preeminent global supplier of niche electronic components to industrial and commercial users. To fulfill this objective, the Company employs the following basic strategies:

Capitalize on Engineering and Manufacturing Expertise. Richardson believes that its success is largely attributable to its core engineering and manufacturing competency and skill in identifying cost competitive solutions for its customers. Historically, the Company’s primary business was the distribution and manufacture of electron tubes and it continues to be a major supplier of these products. The Company has small-scale manufacturing and prototype capabilities supported by engineering and manufacturing expertise. Richardson uses this expertise to identify engineered solutions for customers’ applications, not only in electron tube technology but also in each product area in which it specializes. Approximately 50% of the Company’s sales are derived from products the Company designed-in, engineered, modified, manufactured, tested, or sold under its own brand names.

Specialize in Selected Niche Markets.The Company specializes in selected niche markets that demand technical service and where price is not the primary competitive factor. Richardson seldom competes against commodity distributors. In many parts of its business, the Company’s principal competitors are not other distributors but rather original equipment manufacturers ("OEMs"). The Company offers engineered solutions to its customers including the design, manufacturing and/or electrical or mechanical modification and distribution of approximately 80,000 products ranging in price from $1 to $100,000 each. The Company estimates that over 40% of its sales are attributable to products intended for replacement and repair applications, in contrast to use as components in new original equipment.

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

Provide Global Service. Richardson has kept pace with the globalization of the electronics industry and addresses the growing demands in lesser developed countries for modern business and industrial equipment, related parts, service and technical assistance. Today, the Company’s operations are worldwide in scope through 70 sales offices, including 48 located outside of the United States.

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

Maintain State-of-the-Art Information Systems. Through a global information systems network, all offices have real-time access to the Company’s database including customer information, product cross-referencing, market analysis, stock availability and quotation activity. Customers have on-line access to product information and purchasing capability via Richardson's web site, www.rell.com and catalog at catalog.rell.com. The Company offers electronic data interchange (EDI) to those customers requiring this service.  All systems are available on a 24 hours a day, seven days a week schedule ("24/7"). The Company is committed to continually improve its technology, simultaneously improving efficiencies in asset utilization and reducing operating expenses as a percent of sales.

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

Expansion of the Company’s product offerings is an on-going program. Of particular note, the following areas have, in recent years, generated significant sales gains: RF amplifiers; interconnect and passive devices; SCRs; custom and medical monitors; and digital CCTV security systems.

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

Acquisitions. The Company has an extensive record of acquiring and integrating businesses. Since 1980, the Company has acquired 34 companies or significant product lines. The Company evaluates acquisition opportunities on an ongoing basis. The Company’s acquisition criteria require that a target provide either (i) product line growth opportunities permitting Richardson to leverage its existing customer base, (ii) additional geographic coverage of Richardson's existing product offerings or, (iii) additional technical resources. The most significant acquisitions over the past five years included TRL Engineering (amplifier pallet design and engineering – RFWC) in 1999, Pixelink (display systems integration – DSG) in 1999, Adler Video (security systems - SSD) in 1999, Celti (fiber optic communication - RFWC) in 2001, Aviv (design-in services for active and passive components – RFWC) in 2001, and Sangus (RF and microwave applications – RFWC) in 2002.

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

Selected financial data attributable to each segment, and geographic data, for the three years ended May 31, 2003, are set forth in Note L of Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K/A, which note is hereby incorporated by reference.

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

  The following is a description of RFWC’s major product groups:

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

The following is a description of IPG’s major product groups:

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

The following is a description of SSD’s major product groups:

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

The Group's legacy business, replacement CRTs continues to be an important market. The Company’s success in this area was achieved by the development of an extensive cross-reference capability. This database, coupled with custom mounting hardware installed by the Group, enables Richardson to provide replacement tubes for more than 200,000 original manufacturers’ models.

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

Flat Panel Displays - display monitors incorporating a liquid crystal or plasma panel, as an alternative to the traditional CRT technology, typically a few inches in depth and ranging from 10" to 52" measured diagonally. These displays will typically be integrated with touchscreen technology or special mounting configurations based on the customer’s requirements.

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

International Sales

In fiscal 2003, 56.9% of the Company's sales and 28.4% of the Company's purchases of products were made internationally. The Company anticipates that it may continue to expand its international operations to the extent that suitable opportunities become available. Accordingly, its future results could be harmed by a variety of factors which are not present for companies with operations and sales solely within the United States, including: changes in currency exchange rates; changes in a specific country's or region's political or economic conditions, particularly in emerging markets, including the possibility of military action or other hostilities and confiscation of property; increases in trade protection measures and import or export licensing requirements; changes in tax laws and international tax treaties; restrictions on our ability to repatriate investments and earnings from foreign operations; difficulty in staffing and managing widespread operations; differing labor regulations; differing protection of intellectual property; changes in regulatory requirements; shipping costs and delays; and difficulties in accounts receivable collection. Such risks could result in substantial increases in costs, the reduction of profit, the inability to do business and other adverse effects.

Manufacturing

The Company distributes its proprietary products principally under the trade names "Amperex," "Capture™", "Cetron," "National," and "RF Gain." Approximately 30% of the Company’s sales are from products it manufactures or modifies through value-added services and from products manufactured to its specifications by independent manufacturers under private labels. Additionally, an estimated 20% of the Company’s sales are derived from products it designs-in or engineers into solutions that meet customers’ specific requirements.

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

Inventory Practices

The Company maintains significant inventories in an effort to ensure its customers a reliable source of supply. The Company would generally anticipate holding 90 to 100 days of inventory in the normal course of operations. This level of inventory is higher than some of the Company’s competitors due to the fact that it sells a number of products representing older, or trailing edge, technology that may not be available from other sources. The market for these trailing edge technology products is declining and as manufacturers for these products exit the business the Company may make last time buys. The Company also maintains an inventory of a broad range of products (which contributes to a higher total inventory) to be able to promptly service those customers who are buying product for replacement of components in equipment critical to preventing downtime of their operations. In other segments of the Company’s business, such as the RF & Wireless Communications Group, the market for its products is characterized by rapid change as a result of the development of new technologies, particularily in the semiconductor markets it serves. If the Company fails to anticipate the changing needs of its customers and accurately forecast their requirements, it may accumulate inventories of products which its customers no longer need and which the Company will be unable to sell or return to its vendors. In fiscal years 2002 and 2003, the Company recorded significant provisions for obsolesence and overstock. See Note D to the Consolidated Financial Statements contained in Item 8 of this Form 10-K/A.

See Note A to the Consolidated Financial Statements contained in Item 8 of this Form 10-K/A for information regarding warranties for specific products that the Company manufactures.

Employees

As of May 31, 2003, the Company employed 1090 individuals on a full-time basis. Of these, 568 are located in the United States, including 83 employed in administrative and clerical positions, 390 in sales and distribution and 95 in value-added and product manufacturing. The remaining 522 individuals are employed by the Company’s international subsidiaries engaged in administration, sales, distribution, manufacturing and value-added operations. All of Richardson's employees are non-union. The Company’s relationship with its employees is considered to be good.

Competition

Engineering capability, vendor representation, and product diversity create segmentation among the Company’s competitors. The Company believes that the key competitive factors in its markets are the ability to provide engineered solutions, inventory availability, quality, reliable delivery and price. The Company believes that, on a global basis, it is a significant provider of engineered solutions and products including RF and power semiconductors and subassemblies, electron tubes, CRTs, custom and medical monitors, and security systems. In many instances the Company’s competition is its customer base and their decision to make or buy, as well as the OEM for sales of replacement parts and system upgrades to service existing installed equipment. In addition, the Company competes worldwide with other general line distributors and other distributors of electronic components.

Patents and Trademarks

The Company holds or licenses certain manufacturing patents and trademark rights, including the trademarks "National," "Cetron," "Amperex," and "Capture™". The Company believes that although its patents and trademarks have value, they will not determine the Company’s success, which depends principally upon its core engineering capability, marketing technical support, product delivery and the quality and economic value of its products. The Company expects its patents will expire in the near-term.

Website Access to SEC Reports

The Company maintains an Internet website at www.rell.com. The Company’s periodic SEC reports (including annual reports on Form 10-K and quarterly reports on Form 10-Q) are accessible through the website, free of charge, as soon as reasonably practicable after these reports are filed electronically with the SEC. To access these reports, go to the Company’s website at www.rell.com/investor.asp

Item 2. Properties

The Company’s corporate facility and largest distribution center is owned by the Company and is located on approximately 300 acres in LaFox, Illinois, consisting of approximately 255,000 square feet of manufacturing, warehouse and office space. Richardson also owns a building containing approximately 45,000 square feet of warehouse space on 1.5 acres in Geneva, Illinois. Owned facilities outside of the United States are located in England, Spain and Italy.

The Company also maintains leased branch sales offices in or near major cities throughout the world, including 31 locations in North America, 15 in Europe, 14 in Asia / Pacific Rim and 5 in Latin America.

The Company considers the properties to be generally well maintained, in sound condition and repair, and adequate for its present needs.

Item 3.  Legal Proceedings

While the Company has several litigation matters pending against it that arose in the ordinary course of business, it is believed that, in the aggregate, they would not have a material adverse effect on the Company.

            In fiscal 2003, the Company received notice that two customers of one of its subsidiaries are asserting claims against it in connection with product it sold to them by the subsidiary that the Company acquired pursuant to a distribution agreement with the manufacturer of the product. The claims are based on the product not meeting the specification provided by the manufacturer. The Company has notified the manufacturer and the Company’s insurance carrier of these claims. The Company is unable to evaluate the outcome of these claims or the recovery from the manufacturer or insurance carrier as the investigation has not been completed. The Company intends to vigorously defend these claims and prosecute its claims against the manufacturer and insurer if it should have any liability.

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

PART II

Item 5.            Market for the Registrant's Common Equity and Related Stockholder Matters

      Annual dividend payments for fiscal 2003 amounted to $2.2 million. The policy regarding payment of dividends is reviewed periodically by the Board of Directors in light of the Company’s operating needs and capital structure. In each of the last 15 years, the Company has paid a quarterly dividend of $0.04 per common share and $0.036 per class B common share. Management currently expects this trend to continue in fiscal 2004.

     Pursuant to the indentures, the Company is prohibited from paying a dividend if it is in default under such indenture or if the payment of such dividend would exceed the sum of the Company's consolidated net income since the end of the last fiscal year prior to issuance of such debentures plus the net proceeds from the sale of Company stock and indebtedness which has been converted into Company stock since the end of the last fiscal year prior to issuance of such debentures plus $30,000,000 in the case of the indenture for the 8 1/4% Senior Subordinated Convertible Debentures due June, 2006 and $5,000,000 in the case of the indenture for the 7 1/4% Senior Subordinated Convertible Debentures due December, 2006. Pursuant to the credit agreement, the Company is prohibited from paying dividends in excess of an annualized rate of $0.16 per share of common stock and $0.144 per share of Class B common stock. In addition, the credit agreement prohibits subsidiaries of the Company, other than wholly owned subsidiaries, from paying dividends.

Market Price of Common Stock

The Common Stock is traded on the NASDAQ National Market System under the symbol "RELL". The number of stockholders on record of Common Stock and Class B Common Stock at July 20, 2003 was 974 and 18, respectively. The Company believes there are approximately an additional 2,400 holders who own shares of the Company’s Common Stock in street name. The quarterly price ranges of the Company’s common stock were as follows:

	2003			2002

Fiscal Quarters	High	Low	High	Low

First	$ 11.45	$ 8.11	$ 14.96	$ 9.52
Second	9.00	5.60	12.50	6.36
Third	9.19	7.14	12.49	11.00
Fourth	9.33	7.41	13.16	10.59

Item 6. Selected Consolidated Financial Data

Five-Year Financial Review		This information should be read in conjunction with the Company’s consolidated financial statements, accompanying notes and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.

(in thousands, except per share amounts, as restated (See Note B ))			Year Ended May 31

Statement of Operations Data	2003 (1)	2002 (2)	2001	2000	1999

Net sales	$464,517	$443,492	$502,369	$410,468	$323,959
Cost of products sold	365,427	349,326	370,819	301,561	233,644
Gross margin	99,090	94,166	131,550	108,907	90,315
Selling, general and administrative expenses	100,749	94,519	94,444	82,464	71,572
Other expense, net	11,484	17,445	10,716	7,839	6,886
(Loss) income before income taxes	(13,143)	(17,798)	26,390	18,604	11,857
Income tax (benefit) provision	(3,012)	(6,339)	8,656	5,500	3,505
Cumulative effect of accounting change, net of tax (3)	17,862	--	--	--	--
Net (loss) income	$(27,993)	$ (11,459)	$ 17,734	$ 13,104	$ 8,352

(Loss) income per share - basic
Before cumulative effect of accounting change	$ (.73)	$ (.84)	$ 1.33	$ 1.03	$ .60
Cumulative effect of accounting change, net of taxes	(1.30)	--	--	--	--
Net (loss) income per share:	$ (2.03)	$ (.84)	$ 1.33	$ 1.03	$ .60

(Loss) income per share - diluted
Before cumulative effect of accounting change	$ (.73)	$ (.84)	$ 1.21	$ 1.00	$ .60
Cumulative effect of accounting change, net of taxes	(1.30)	--	--	--	--
Net (loss) income per share:	$ (2.03)	$ (.84)	$ 1.21	$ 1.00	$ .60

Dividends per common share	$ .16	$ .16	$ .16	$ .16	$ .16

			Year Ended May 31

Net Sales by Strategic Business Unit (4)	2003	2002	2001	2000	1999

RF & Wireless Communications Group (RFWC)	$222,448	$202,409	$244,381	$154,502	$104,347
Industrial Power Group (IPG)	77,487	74,578	89,053	87,584	77,389
Security Systems Division (SSD)	92,090	85,087	82,352	84,504	70,180
Display Systems Group (DSG)	64,191	60,697	59,476	50,502	36,935
Medical Glassware (MG)	1,269	12,940	15,966	20,193	22,722
Corporate (5)	7,032	7,781	11,141	13,183	12,386
Consolidated	$464,517	$443,492	$502,369	$410,468	$323,959

			As of May 31

Balance Sheet Data	2003	2002	2001	2000	1999

Receivables, net	$ 85,355	$ 84,156	$ 90,069	$ 77,821	$ 62,448
Inventories	95,896	107,159	144,135	119,224	107,724
Working capital	184,483	186,743	225,436	174,270	161,640
Property, plant and equipment, net	31,088	28,827	28,753	25,851	23,047
Total assets	264,931	286,647	321,514	264,925	235,678
Long-term debt	138,396	132,218	155,134	117,643	113,658
Stockholders' equity	75,631	99,414	109,545	93,993	84,304

(1)	In the fourth quarter of fiscal 2003, the Company recorded a $16.1 million charge ($10.3 million, net of tax) principally related to inventory write-downs and restructuring charges. In addition, the Company recorded incremental tax provisions of $1.6 million to establish a valuation allowance related to the Company’s deferred tax assets outside the United States.

(2)	In the third quarter of fiscal 2002, the Company recorded a $4.6 million loss ($2.9 million, net of tax) related to the disposition of its Medical glassware business. In the fourth quarter of fiscal 2002, the Company recorded a $16.1 million charge ($10.3 million, net of tax) primarily related to inventory obsolescence.

(3)	In the second quarter of fiscal 2003, the Company adopted SFAS 142 "Goodwill and Other Intangible Assets" and as a result recorded a cumulative effect adjustment of $17,862, net of tax of $3,725, to write off impaired goodwill. Additionally, effective at the beginning of fiscal 2003, the Company no longer amortized goodwill. (Loss) income before taxes included goodwill amortization of $577 in 2002, $612 in 2001, $368 in 2000, and $298 in 1999.

(4)	Certain amounts in prior periods were reclassified to conform to the 2003 presentation.

(5) Includes freight billed to customers.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Description of Business

      Richardson Electronics, Ltd. is a global provider of engineered solutions, serving the RF and wireless communications, industrial power conversion, security and display systems markets. The Company delivers engineered solutions for its customers’ needs through product manufacturing, systems integration, prototype design and manufacture, testing and logistics. The Company’s products include RF and microwave components, power semiconductors, electron tubes, microwave generators, data display monitors and electronic security products and systems. These products are used to control, switch or amplify electrical power or signals, or as display, recording or alarm devices in a variety of industrial, communication and security applications.

      The marketing, sales, product management and purchasing functions of the Company are organized as four strategic business units (SBUs): RF & Wireless Communications Group (RFWC), Industrial Power Group (IPG), Security Systems Division (SSD), and Display Systems Group (DSG), with operations in the major economic regions of the world: North America, Europe, Asia/Pacific, and Latin America. Medical Glassware (MG) business, sold in February of 2002, represented a portion of the former Medical Systems Group (MSG). The rest of MSG was reclassified into DSG and Corporate. The reclassification to Corporate is associated with Logistics services.

Results of Operations

Sales and Gross Margin Analysis

      Consolidated sales in fiscal 2003 were $464.5 million, up 4.7% from 2002 sales of $443.5 million. In fiscal 2002, consolidated sales fell 11.7% from a record 2001 level of $502.4 million amid a severe electronics industry recession. Sales by SBU and percent of consolidated sales are presented in the following table (in thousands):
Sales	2003	%	2002	%	2001	%

RFWC	$ 222,448	47.9	$ 202,409	45.6	$ 244,381	48.7
IPG	77,487	16.7	74,578	16.8	89,053	17.7
SSD	92,090	19.8	85,087	19.2	82,352	16.4
DSG	64,191	13.8	60,697	13.7	59,476	11.8
MG	1,269	0.3	12,940	2.9	15,966	3.2
Corporate	7,032	1.5	7,781	1.8	11,141	2.2
Total	$ 464,517	100.0	$ 443,492	100.0	$ 502,369	100.0

      Gross margin for each SBU and margin as a percent of sales are shown in the following table. Gross margin reflects the distribution product margin less manufacturing variances, customer returns, scrap and cycle count adjustments, engineering costs, and other provisions. Inventory obsolescence provisions, gross margins on freight, and miscellaneous costs are included under the caption "Corporate" (in thousands):
Gross Margin	2003	%	2002	%	2001	%

RFWC	$ 49,889	22.4	$ 47,467	23.5	$ 63,593	26.0
IPG	25,321	32.7	24,356	32.7	30,650	34.4
SSD	22,939	24.9	20,080	23.6	18,932	23.0
DSG	16,218	25.3	15,864	26.1	14,553	24.5
MG	164	12.9	2,727	21.1	3,765	23.6
	114,531	25.0	110,494	25.4	131,493	26.8
Corporate	(15,441)		(16,328)		57
Total	$ 99,090	21.3	$ 94,166	21.2	$ 131,550	26.2

      In 2002, the Company recorded a pre-tax provision for inventory obsolescence and overstock of $15.3 million, $9.8 million, net of tax. The charge was driven by the industry wide decline in sales, a prolonged recovery period, and changes in the Company’s mix of business toward higher technology products, particularly in the telecommunications market. In 2003, the Company recorded an additional provision of $13.8 million, $8.8 million, net of tax, primarily for inventory obsolescence, overstock, and shrink to write down inventory to net realizable value as the Company aligned its inventory and cost structure to current sales levels amid continued economic slowdown and limited visibility.

     The Company recently implemented new polices and procedures to strengthen its inventory management process while continuing to invest in system technology to further enhance its inventory management tools. The Company is committed to inventory management as an ongoing process as the business evolves and technology changes.

      Sales and gross margin trends are analyzed for each strategic business unit in the following sections.

RF & Wireless Communications Group

      RFWC serves the voice and data telecommunications market and the radio and television broadcast industry predominately for infrastructure applications. The RFWC team of sales engineers provides engineering design, prototype assembly and testing of discrete devices and components for the telecommunications market. In addition, the group provides solid-state components, systems design and integration services for the broadcast market.

      As part of its business model to grow through both product line and geographic expansion, RFWC made a strategic acquisition in fiscal 2002. In July 2001, the Company acquired Sangus AB of Stockholm, Sweden, a leading distributor and manufacturers’ representative specializing in design-in and engineering support for RF, microwave and fiber optics to the wireless and communications markets in the Nordic region. The acquisition contributed $4.0 million to sales in 2002 and $5.9 million in 2003.

      In fiscal 2003, RFWC sales were $222.4, up 9.9% from 2002 due to stronger US wireless communications demand, solid gains in passive and interconnect segments, and several large contract wins in North America. Sales decreased 17.2% in 2002 from a record $244.4 million in 2001 reflecting lower demand primarily in North America and Europe due to the general state of the economy, particularly in the telecommunications market. The 2002 decline was partially offset by revenues of the acquired business (Sangus) and growth in Asia/Pacific fueled by several key opportunities at top-tier Original Equipment Manufacturers (OEMs) in both Korea and China. Sales outside of the United States represented 65.4%, 66.2%, and 55.2% of RFWC’s sales in 2003, 2002, and 2001, respectively.

      Gross margins continued to decline, dropping 110 basis points (bps) in 2003 and 250 bps in 2002 due in part to industry-wide competitive pricing pressure in recent years. The decline in margins was also affected by lower markups on several large contracts in the U.S. in 2003 and on an expanded customer base in Asia/Pacific in 2002.

Industrial Power Group

      IPG serves a broad range of customers including the steel, automotive, textile, plastics, semiconductor manufacturing, and transportation industries. IPG’s specialized product and sales organization employs both vacuum tube and power semiconductor technologies to meet customer needs in applications such as motor speed controls, industrial heating, laser technology, semiconductor manufacturing equipment, radar and welding. Vacuum tube sales represented 64%, 66%, and 67% of IPG total sales in 2003, 2002, and 2001, respectively.

      IPG’s sales in 2003 increased 3.9%, reflecting a 20% growth in the sale of power semiconductors partially offset by an essentially flat vacuum tube business. The sales decline of 16.3% in 2002 reflects lower investment levels for microwave equipment by the semiconductor industry as well as lower demand for both industrial and power conversion products. Sales outside of the United States represent 52.7%, 53.4%, and 48.0% of IPG’s sales in 2003, 2002, and 2001, respectively.

     Gross margins were 32.7%, 32.7%, and 34.4% in 2003, 2002 and 2001, respectively. The recent IPG gross margin decline from 2001 levels was primarily due to several large volume contracts at lower margins and changes in product mix.

Security Systems Division

      SSD provides security systems and related design services which include such products as closed circuit television (CCTV), fire, burglary, access control, sound and communication products and accessories with an emphasis on the fastest growing segment of the business, applications employing digital technology.

      Sales were higher by 8.2% in 2003 and 3.3% in 2002 because of heightened concerns over security and acceleration in the conversion from analog to digital technology. Sales outside of the United States represented 70.2%, 63.2%, and 58.6% of SSD’s sales in 2003, 2002, and 2001, respectively.

     Gross margins were up 130 bps in 2003 after advancing 60 bps in fiscal 2002 as higher margin digital technology products represented a larger percentage of sales.

Display Systems Group

      DSG provides system integration and custom display solutions for the public information, financial, point-of-sale, and medical imaging markets. The medical monitor business was integrated into DSG in fiscal 2002 and serves the medical imaging market.

      DSG sales increased 5.8% and 2.1% in 2003 and 2002, respectively. DSG continued its growth despite a decline in CRT sales of 10% in 2003 and 13% in 2002 with strong advances in custom flat panel monitor and medical monitor sales. The medical monitor business grew 31% in fiscal 2003 as the Company secured several large contracts with its new product offerings. Sales outside the United States represented 24.7%, 24.2%, and 22.1% of DSG’s sales in 2003, 2002, and 2001, respectively.

     Gross margins declined 80 bps in fiscal 2003, following a 160 bps improvement in 2002. The 2003 margins were negatively affected by increased medical monitor sales as large orders, which fueled the sales growth, carry lower margins. In 2002, the gross margins reflected a general improvement in flat panel monitor and medical monitor margins driven by increased value added from the Company’s engineered solutions model.

Medical Systems Group

      On February 22, 2002, the Company sold its Medical Glassware business, including the reloading and distribution of X-ray, CT, and image intensifier tubes, to Royal Philips Electronics amid continued decline in sales and gross margins due to increased competition in the replacement market and production inefficiencies in tube reloading. The Medical Glassware business at the time of sale represented more than half of the Company’s MSG revenues with medical monitors and associated display products making up the majority of the balance. The retained medical monitor business is included in the Display Systems Group while the rest of MSG is now reported under Corporate and MG.

      Medical Glassware sales fell 90.2% in 2003, following a 19.0% decrease in 2002, as a result of the sale of the business at the end of the third quarter in 2002. The 2003 revenues represent sale of residual inventory as well as certain camera tubes the Company still sells into multiple markets. Sales outside of the United States represented 48%, 30%, and 26% of MSG’s sales in 2003, 2002, and 2001, respectively.

Sales by Geographic Area

     The Company has grown through a balanced emphasis on investment in both North America and other areas of the world and currently has 33 offices in North America, 18 in Europe, 14 in Asia/Pacific and 5 in Latin America. On a geographic basis, the Company primarily categorizes its sales by destination: North America, Europe, Asia/Pacific, Latin America, and Direct Export. The Direct Export category represents sales to export distributors in countries where the Company does not have offices. Prior years’ sales and gross margin of the former MSG’s Logistics business have been reclassified from North America to Corporate. Sales and gross margin by geographic area are as follows (in thousands):

Sales	2003	%	2002	%	2001	%

North America	$ 255,916	55.1	$ 241,767	54.5	$ 302,888	60.4
Europe	100,388	21.6	92,351	20.8	99,215	19.7
Asia/Pacific	74,746	16.1	65,534	14.8	51,411	10.2
Latin America	20,506	4.4	28,943	6.5	28,012	5.6
Direct Export	5,929	1.3	7,116	1.6	9,702	1.9
Corporate	7,032	1.5	7,781	1.8	11,141	2.2
Total	$ 464,517	100.0	$ 443,492	100.0	$ 502,369	100.0

Gross Margin	2003	%	2002	%	2001	%

North America	$ 64,913	25.4	$ 61,832	25.6	$ 78,373	25.9
Europe	26,389	26.3	24,261	26.3	28,241	28.5
Asia/Pacific	16,705	22.3	14,906	22.7	14,488	28.2
Latin America	5,065	24.7	7,736	26.7	7,751	27.7
Direct Export	1,459	24.6	1,759	24.7	2,640	27.2
	114,531	25.0	110,494	25.4	131,493	26.8
Corporate	(15,441)		(16,328)		57
Total	$ 99,090	21.3	$ 94,166	21.2	$ 131,550	26.2

     North American sales increased 5.9% in 2003 after a steep decline of 20.2% in 2002 as the Company benefited from improved demand in the US wireless communications market and continued gains in the Canadian security market, in which the Company’s SSD division, Burtek, is one of the leading suppliers. The decline in fiscal 2002 North American sales was a direct result of the general economic conditions particularly in telecommunications and semiconductor industries.

      Europe sales reached a record $100 million in 2003, up 8.7% from 2002, propelled by the strong Euro and solid gains in SSD and DSG. In fiscal 2002, Europe sales decreased 6.9% amid global recession in the telecommunications market.

      Asia/Pacific marked its fifth consecutive year of double-digit growth as sales increased 14.1% in 2003 following a 27.5% advance in fiscal 2002. Taiwan, Japan, and China posted the largest gains in 2003 as the Company opened a third sales office in China and had a strong RFWC performance in Japan. The growth in 2002 was driven by continued penetration in growing markets, particularly Korea and China, where sales were up 77% and 50%, respectively.

      Latin America economies did not perform well during fiscal 2003 as they suffered from the effects of the global economic recession, weak investment inflows, political instability in several areas, and general uncertainty about the future economic policies of several countries. This was the main reason sales decreased 29.2 % in fiscal 2003 after a modest 3.3% growth in fiscal 2002. Effects of the sold Medical Glassware business and continued devaluation of local currencies also contributed to the sharp 2003 decline.

Selling, General and Administrative Expenses

      Selling, general and administrative expenses increased $6.2 million in fiscal 2003 to $100.7 million. Included in the SG&A expense is a restructuring charge of  $1.7 million as the Company eliminated over 70 positions or approximately 6% of its workforce and terminated a property lease contract (See Note D). Increases in salaries, primarily resulting from employee merit increases, contributed over $2.0 million to the SG&A rise. Incentives were up $1.5 million in 2003 on higher sales while fringe benefits were up $1.0 million driven by increasing healthcare costs and higher payroll.

     Selling, general and administrative expenses remained essentially flat at $94.5 million in 2002 compared with $94.4 million in 2001 as a direct result of strict cost control measures on certain discretionary expenses, partially offset by additional investments in the Company’s engineering staff.

Other Income and Expense

     Interest expense decreased 16.4% in fiscal 2003 partially due to $1.1 million lower charges related to the fair market value adjustments of the fixed rate swaps. Also, the Company benefited from historically low interest rates as the Company’s weighted average interest rate decreased to 6.09% on May 31, 2003, compared to 6.35% a year ago. Interest expense increased 11.1% in 2002 from 2001 largely due to the effects of FAS 133 adoption.

      During the second quarter of fiscal 2004, the Company identified an accounting error that occurred in its Swedish subsidiary which affected interest expense previously reported for the prior seven quarters in the aggregate amount of $738,000. The Company has restated the financial statements for fiscal 2003 and 2002, and the first quarter of fiscal 2004, which increased interest expense reported in those periods (See Note B to Consolidated Financial Statements).

      Investment income includes realized capital losses of $61,000 in 2003 and gains of $49,000 in 2002 and $222,000 in 2001 related to the Company’s investment portfolio. Foreign exchange and other expenses primarily reflect changes in the value of the U.S. dollar relative to foreign currencies. In 2002, the Company recorded a loss of $4.6 million related to the sale of Medical Glassware.

Income Tax Provision

     The Company’s effective tax rates were 22.9% in 2003, 35.6% in 2002, and 32.8% in 2001. Differences between the effective tax rate as compared to the prior year and as compared to the U.S. federal statutory rate of 34% in 2003 and 2002 and 35% in 2001 principally result from the Company’s geographical distribution of taxable income and losses, certain non-tax deductible charges, and the Company’s foreign sales corporation benefit on export sales, net of state income taxes. In fiscal 2003, due to the fact that the Company is in a loss position, the lower tax rate is indicative of a lower tax benefit being recorded. This primarily resulted from the establishment of a $1.6 million valuation reserve related to the Company’s deferred tax assets outside of the United States. As a result, no tax benefit was recognized on losses in certain foreign subsidiaries.

Net Income and Per Share Data

      In fiscal 2003, the Company posted a net loss of $28.0 million. The loss includes, net of tax, $17.9 million goodwill impairment charge (see Note C), $8.8 million charge related to inventory, $1.1 million restructuring charge, and other charges of $2.0 million (See Note D).

      The Company recorded a net loss of $11.5 million in 2002 compared with net income of $17.7 million in 2001. Fiscal 2002 results included after tax charges related to the Medical Glassware business disposition of $2.9 million, inventory obsolescence and overstock of $9.8 million, and other charges of $0.5 million.

Liquidity and Capital Resources

      In recent years, the Company has financed its growth and cash needs largely through income from operations and borrowings under revolving credit facilities. Liquidity provided by the operating activities of the Company is reduced by working capital requirements, debt service, capital expenditures, dividends, and business acquisitions. Liquidity is increased by proceeds from borrowings and business dispositions.

      The Company provides engineered solutions, including prototype design and assembly, in niche markets. Additionally, the Company specializes in certain products representing trailing-edge technology that may not be available from other sources, and may not be currently manufactured. In many cases, the Company’s products are components of production equipment for which immediate availability is critical to the customer. Accordingly, the Company enjoys higher gross margins, but has larger investments in inventory than those of a commodity electronics distributor.

      Cash provided by operations was $7.8 million in 2003 and $33.1 million in 2002, while in 2001, $18.7 million of cash was used in operations. Working capital requirements increased by $3.2 million in 2003 as enhanced collection of receivables and improved inventory management did not fully offset a decrease in days payable. Working capital requirements decreased $22.2 million in 2002 in line with the 11.7% sales reduction. In 2001, additional investments in working capital to support sales growth were $44.4 million.

      The Company spent approximately $6.1 million on capital projects during fiscal 2003 primarily related to capitalized PeopleSoft development costs ($3.0 million), facility improvements at the Corporate headquarters (over $1.0 million), as well as ongoing efficiencies in operating and information technology infrastructure. Capital expenditures for fiscal 2004 are currently expected to exceed fiscal 2003 levels as the PeopleSoft implementation progresses.

      Annual dividend payments for fiscal 2003 amounted to $2.2 million. The policy regarding payment of dividends is reviewed periodically by the Board of Directors in light of the Company’s operating needs and capital structure. Over the last 15 years, the Company was in a position to regularly pay a quarterly dividend of $0.04 per common share and $0.036 per class B common share. Management currently expects this trend to continue in fiscal 2004.

      As of the end of fiscal 2003, the Company maintained $138.4 million in long-term debt primarily in the form of two issues of convertible debentures and a multi-currency credit facility (see Note G). In fiscal 2004, the interest payments on the debentures of $2,767,000 each are scheduled for June and December of 2003. The Company has a multi-currency revolving credit facility agreement in the amount of $102.0 million. The agreement matures in September of 2005 and bears interest at applicable LIBOR rates plus a margin, varying with certain financial performance criteria. At May 31, 2003, the applicable margin was 225 basis points and $36.2 million was available under the total facility. This amount was reduced to $9.4 million due to the borrowing base limitations.

      The credit agreement and debenture indentures contain financial covenants with which the Company was in full compliance at May 31, 2003. These covenants include benchmark levels for tangible net worth, borrowing base, senior funded debt to cash flow and annual debt service coverage. In addition, the Company would be in default of its credit agreement if Mr. Edward Richardson's stock was not sufficient for him to elect a majority of the Company's Board of Directors and control any amendment to the Company's by-laws.

      The Company has interest rate exchange agreements to convert approximately $37.2 million of its floating rate debt to an average fixed rate of 8% through July 2004.  At June 1, 2001, in connection with the adoption of SFAS No. 133, the Company recorded a transition adjustment relating to these agreements, which reduced other accumulated comprehensive income in shareholders’ equity by $971,000, after tax. In addition, the Company recorded $789,000 in 2003 and $1,926,000 in 2002 related to these agreements as additional interest expense in the statement of operations.

      See section "Risk Management and Market Sensitive Financial Instruments" for information regarding the effect on net income of market changes in interest rates.

      Certain contractual obligations and other commercial commitments by expiration period are presented in the tables below:

Contractual Obligations and Contingent Commitments	Payments Due by Fiscal Period, in thousands
	2004	2005	2006	2007	2008	Beyond	Total

Convertible debentures	$ -	$ 3,850	$ 6,225	$ 60,750	$ -	$ -	$ 70,825
Floating-rate multi-currency revolving credit facility	-	-	65,802	-	-	-	65,802
Financial instruments	1,618	135	-	-	-	-	1,753
Facility lease obligations	3,378	2,447	1,573	703	527	661	9,289
Performance bonds	645	-	-	-	-	-	645
Contingent and earnout payments	6,193	1,084	-	-	-	-	7,277
Other	46	16	-	-	-	-	62
Total	$ 11,880	$ 7,532	$ 73,600	$ 61,453	$ 527	$ 661	$ 155,653

      Management of the Company believes that the existing sources of liquidity, including current cash and equivalents as well as cash provided by operating activities, supplemented as necessary with funds available under the Company’s credit arrangements, will provide sufficient resources to meet the Company’s present and future working capital and other cash requirements for at least the next twelve months.

Critical Accounting Policies and Estimates

      The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to allowances for doubtful accounts, inventories, intangible assets, income taxes, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      The polices discussed below are considered by management to be critical to understanding the Company’s financial position and results of operations. Their application involves more significant judgments and estimates in preparation of the Company’s consolidated financial statements. For all of these policies, management cautions that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.

Allowance for Doubtful Accounts.
      The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The estimates are influenced by the following considerations: continuing credit evaluation of customers’ financial conditions; aging of receivables, individually and in the aggregate; large number of customers and their dispersion across wide geographic areas; collectability and delinquency history by geographic area; and the fact that no single customer accounts for 10% or more of net sales. Material changes in one or more of these considerations may require adjustments to the allowance affecting net income and net carrying value of Accounts Receivable. As of May 31, 2003, the balance in the account was $3,350,000.

Impairment of Investments.
      The Company holds a portfolio of investment securities and periodically assesses its recoverability. In the event of a decline in fair value of an investment, the judgment is made whether the decline is other-than-temporary. Management’s assessment as to the nature of a decline is largely based on the duration of that market decline, financial health of and specific prospects for the issuer, and the Company’s cash requirements and intent to hold the investment. If an investment is impaired and the decline in market value is considered to be other-than-temporary, an appropriate write-down is recorded.

      In fiscal 2003, an investment impairment of $72,000 was recorded in operating results. In addition, the carrying value of certain investments was $240,000 below cost based on the closing prices on May 31, 2003. In preparing fiscal 2003 financial statements, management concluded that these stock price declines were temporary and no additional write-down was required as of May 31, 2003.

Inventories.
      The Company carries its inventories at the lower of cost or market. Provisions for obsolete or slow moving inventories are recorded based upon a regular analysis of stock rotation, obsolescence, and assumptions about future demand and market conditions. If future demand, changes in the industry, or market conditions differ from management’s estimates, additional provisions may be necessary.

      In fiscal 2003 and 2002, the Company recorded inventory obsolescence and overstock provisions of $13.8 million and $15.3 million, respectively, which were included in the cost of sales. The provisions were principally for obsolete and slow moving parts. The parts were written down to estimated realizable value.

Long-Lived and Intangible Assets.
      The Company periodically evaluates the recoverability of the carrying amounts of its long-lived assets, including software, property, plant and equipment. Impairment is assessed when the undiscounted expected cash flows derived from an asset are less than its carrying amount. If impairment exists, the carrying value of the impaired asset is written down and impairment loss is recorded in operating results.

      In assessing the potential impairment of the Company’s goodwill and other intangible assets, management makes significant estimates and assumptions regarding the discounted future cash flows to determine the fair value of the respective assets on an annual basis. These estimates and their related assumptions include, but are not limited to, projected future operating results, industry and economy trends, market discount rates, indirect expense allocations, and tax rates. If these estimates or assumptions change in the future as a result of changes in strategy, Company profitability, or market conditions, among other factors, this could adversely affect future goodwill and other intangible assets valuations and result in additional impairment charges.

New accounting pronouncements

      In June 2002, the FASB issued Statement of Financial Accounting Standard No. 146 (SFAS 146), Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 provides guidance on the accounting for recognizing, measuring and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS 146 adjusts the timing of when a liability for termination benefits is to be recognized based on whether the employee is required to render future service. A liability for costs to terminate an operating lease or other contract before the end of its term is to be recognized when the entity terminates the contract or ceases using the rights conveyed by the contract. All other costs associated with an exit or disposal activity are to be expensed as incurred. SFAS 146 requires the liability to be measured at its fair value with subsequent changes in fair value to be recognized each reporting period utilizing an interest allocation approach. The pronouncement is effective for exit or disposal activities initiated after December 31, 2002 (See Note D).

      In November 2002, FASB issued Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires certain guarantees to be measured at fair value upon issuance and recorded as a liability. In addition, FIN 45 expands current disclosure requirements regarding guarantees issued by an entity, including tabular presentation of the changes affecting an entity’s aggregate product warranty liability. The recognition and measurement requirements of the interpretation are effective prospectively for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for the Company commencing in its annual financial statements for the fiscal year ended May 31, 2003 (see Note A "Warranties").

      In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends certain provisions of SFAS 123 to require that disclosure of the pro forma effect of applying the fair value method of accounting for stock-based compensation be prominently displayed in an entity’s accounting policy in annual and interim financial statements. The Company is required to follow the prescribed format and provide the additional disclosures required by SFAS 148 in its annual financial statements for the fiscal year ended May 31, 2003, and must also provide the disclosures in its quarterly reports containing condensed financial statements for interim periods beginning with the quarterly period ending February 28, 2003.

      In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities (VIE). FIN 46 requires that if a company holds a controlling financial interest in a VIE, the assets, liabilities and results of the VIE’s activities should be consolidated in the entity’s financial statements. The Company does not expect FIN 46 to have a material impact on its consolidated results of operations or financial position.

      SFAS 149 was issued in April 2003 and amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 149 is generally effective for derivative instruments, including derivative instruments embedded in certain contracts, entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company does not expect the adoption of SFAS 149 to have a material impact on its operating results or financial condition.

      In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristic of Both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within the scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim periods beginning after June 15, 2003. The pronouncement is not expected to have a material impact on Company’s consolidated results of operations or financial position.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

      Except for the historical information contained herein, the matters discussed in this amended Annual Report on Form 10-K are forward-looking statements relating to future events which involve certain risks and uncertainties. Further, there can be no assurance that the trends reflected in historical information will continue in the future.

            Investors should consider carefully the following risk factors, in addition to the other information included and incorporated by reference in this annual report on Form 10-K. All statements other than statements of historical facts included in this report are statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. The words "expect," "estimate," "anticipate," "predict," "believe" and similar expressions and variations thereof are intended to identify forward-looking statements. Such statements appear in a number of places in this report and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) trends affecting the Company’s financial condition or results of operations; (ii) the Company’s financing plans; (iii) the Company’s business and growth strategies, including potential acquisitions; and (iv) other plans and objectives for future operations. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties and that actual results may differ materially from those predicted in the forward-looking statements or which may be anticipated from historical results or trends. In addition to the information contained in the Company’s other filings with the Securities and Exchange Commission, factors which could affect future performance include, among others, the following:

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Risk Management and Market Sensitive Financial Instruments

     The Company’s foreign denominated assets and liabilities are cash, accounts receivable, inventory and accounts payable, primarily in Canada and member countries of the European community and, to a lesser extent, in Asia/Pacific and Latin America. The Company monitors its foreign exchange exposures and has entered into forward contracts to hedge significant transactions. Such contracts are not significant at May 31, 2003. Other tools that may be used to manage foreign exchange exposures include the use of currency clauses in sales contracts and the use of local debt to offset asset exposures.

     As discussed above, the Company’s debt financing, in part, varies with market rates exposing the Company to the market risk from changes in interest rates. Certain operations, assets and liabilities of the Company are denominated in foreign currencies subjecting the Company to foreign currency exchange risk. In order to provide the user of these financial statements guidance regarding the magnitude of these risks, the Securities and Exchange Commission requires the Company to provide certain quantitative disclosures based upon hypothetical assumptions. Specifically, these disclosures require the calculation of the effect of a 10% increase in market interest rates and a uniform 10% strengthening of the US dollar against foreign currencies on the reported net earnings and financial position of the Company.

      Under these assumptions, additional interest expense, tax effected, would have increased the net loss by $81,000 in 2003 and $247,000 in 2002, respectively. These amounts were determined by considering the impact of the hypothetical 10% interest rate increase on the Company’s variable rate outstanding borrowings.

      Had the US dollar strengthened 10% against various foreign currencies, sales would have been lower by an estimated $20.2 million in 2003 and $19.3 million in 2002. Total assets would have declined by $7.5 million and $8.1 million, while the total liabilities would have decreased by $4.4 million and $4.1 million in 2003 and 2002, respectively. These amounts were determined by considering the impact of the hypothetical 10% decrease in average foreign exchange rates against the US dollar on the sales, assets and liabilities of the Company’s international operations.

      The interpretation and analysis of these disclosures should not be considered in isolation since such variances in interest rates and exchange rates would likely influence other economic factors. Such factors, which are not readily quantifiable, would likely also affect the Company’s operations.

Item 8. Financial Statements and Supplementary Data

Consolidated Balance Sheets
	As of May 31

(in thousands, except per share amounts, as restated (See Note B))	2003	2002

Assets
Current assets
Cash and equivalents	$ 16,874	$ 15,296
Receivables, less allowance of $3,350 and $2,646	85,355	84,156
Inventories	95,896	107,159
Prepaid expenses	6,919	4,880
Deferred income taxes	19,401	16,119
Total current assets	224,445	227,610
Property, plant and equipment, net	31,088	28,827
Goodwill, net of amortization of $2,745 and $3,939	5,137	24,914
Other assets	4,261	5,296
Total assets	$264,931	$286,647

Liabilities and stockholders' equity
Current liabilities
Accounts payable	$ 23,660	$ 27,387
Accrued liabilities	16,880	13,631
Current portion of long-term debt	46	38
Total current liabilities	40,586	41,056
Long-term debt	138,396	132,218
Deferred income taxes	5,269	8,764
Non-current liabilities	5,049	5,195
Total liabilities	189,300	187,233
Stockholders' equity
Common stock, $.05 par value; issued 12,258 shares at
May 31, 2003 and 12,144 at May 31, 2002	613	607
Class B common stock, convertible, $.05 par value;
issued 3,207 shares at May 31, 2003 and May 31, 2002	160	160
Preferred stock, $1.00 par value, no shares issued	--	--
Additional paid-in capital	91,962	91,013
Common stock in treasury, at cost; 1,506 shares at
May 31, 2003 and 1,584 at May 31, 2002	(8,922)	(9,386)
Retained earnings	6,079	36,231
Accumulated other comprehensive loss	(14,261)	(19,211)
Total stockholders' equity	75,631	99,414
Total liabilities and stockholders' equity	$264,931	$286,647

See notes to consolidated financial statements.

Consolidated Statements of Operations

		Year Ended May 31

(in thousands, except per share amounts, as restated (See Note B))	2003	2002	2001

Net sales	$464,517	$443,492	$502,369
Cost of products sold	365,427	349,326	370,819
Gross margin	99,090	94,166	131,550
Selling, general and administrative expenses	100,749	94,519	94,444
Operating (loss) income	(1,659)	(353)	37,106
Other (income) expense:
Interest expense	10,352	12,386	11,146
Investment income	(124)	(352)	(575)
Loss from disposition of a business	--	4,551	--
Foreign exchange and other, net	1,256	860	145
	11,484	17,445	10,716
(Loss) income before income taxes and
cumulative effect of accounting change	(13,143)	(17,798)	26,390
Income tax (benefit) provision	(3,012)	(6,339)	8,656
(Loss) income before cumulative effect
of accounting change	(10,131)	(11,459)	17,734

Cumulative effect of accounting change,
net of tax of $3,725	(17,862)	--	--
Net (loss) income	$(27,993)	$(11,459)	$ 17,734

Net (loss) income per share - basic:
Net (loss) income per share before
cumulative effect of accounting change	$ (.73)	$ (.84)	$ 1.33
Cumulative effect of accounting change, net of tax	(1.30)	--	--
Net (loss) income per share	$ (2.03)	$ (.84)	$ 1.33
Net (loss) income per share - diluted:
Net (loss) income per share before
cumulative effect of accounting change	$ (.73)	$ (.84)	$ 1.21
Cumulative effect of accounting change, net of tax	(1.30)	--	--
Net (loss) income per share	$ (2.03)	$ (.84)	$ 1.21

Dividends per common share	$ .16	$ .16	$ .16

Statement of comprehensive income
Net (loss) income	$(27,993)	$(11,459)	$ 17,734
Foreign currency translation	5,097	1,297	(5,452)
FAS 133 transition adjustment	--	(971)	--
Fair value adjustment - cash flow hedges	(147)	320	--
Comprehensive (loss) income	$(23,043)	$(10,813)	$ 12,282

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

	Year Ended May 31

(in thousands, as restated (See Note B))	2003	2002	2001

Operating activities:
Net (loss) income	$(27,993)	$(11,459)	$ 17,734

Adjustments to reconcile net (loss) income to cash
(used in) provided by operating activities:
Depreciation	5,093	5,182	4,956
Amortization of intangibles and financing costs	271	693	820
Deferred income taxes	(1,825)	(5,780)	885
Loss from disposition of a business	--	4,551	--
Provision for inventory obsolescence	10,037	15,279	--
Other charges	6,041	--	--
Goodwill and other intangible assets impairment, net of tax	17,862	--	--
Other non-cash items in net income	1,494	2,465	1,310
Net adjustments	38,973	22,390	7,971

Changes in working capital, net of currency
translation effects and business acquisitions:
Receivables	4,297	15,089	(9,370)
Inventories	2,484	14,455	(25,094)
Other current assets	(3,054)	732	(4,589)
Accounts payable	(8,252)	(2,927)	(5,443)
Other liabilities	1,319	(5,192)	126
Net changes in working capital	(3,206)	22,157	(44,370)
Net cash provided by (used in) operating activities	7,774	33,088	(18,665)

Financing activities:
Proceeds from borrowings	41,880	23,258	53,580
Payments on debt	(40,982)	(49,619)	(16,948)
Proceeds from issuance of common stock	1,134	1,606	4,044
Cash dividends	(2,694)	(1,609)	(2,084)
Other	(304)	--	--
Net cash (used in) provided by financing activities	(966)	(26,364)	38,592

Investing activities:
Capital expenditures	(6,125)	(5,727)	(7,883)
Business acquisitions	(1,108)	(8,785)	(8,316)
Proceeds from disposition of business	--	6,261	--
Other	(23)	480	1,283
Net cash used in investing activities	(7,256)	(7,771)	(14,916)

Effect of exchange rate changes on cash	2,026	397	(897)
Increase (decrease) in cash and equivalents	1,578	(650)	4,114

Cash and equivalents at beginning of year	15,296	15,946	11,832
Cash and equivalents at end of year	$ 16,874	$ 15,296	$ 15,946

Certain amounts in prior periods were reclassified to conform to the 2003 presentation.
See notes to consolidated financial statements.

Consolidated Statements of Stockholders' Equity
							Accumulated
	Shares Issued			Additional			Other
		Class B	Par	Paid-In	Treasury	Retained	Comprehensive
(in thousands, as restated (See Note B))	Common	Common	Value	Capital	Stock	Earnings	Income (Loss)	Total

Balance May 31, 2000	11,670	3,232	$745	$84,514	$ (11,045)	$34,184	$ (14,405)	$93,993
Shares issued under ESPP
and stock option plan	276	--	14	3,513	517	--	--	4,044
Shares contributed to ESOP	--	--	--	850	460	--	--	1,310
Conversion of Class B
shares to common shares	25	(25)	--	--	--	--	--	--
Dividends	--	--	--	--	--	(2,084)	--	(2,084)
Currency translation	--	--	--	--	--	--	(5,452)	(5,452)
Net income	--	--	--	--	--	17,734	--	17,734
Balance May 31, 2001	11,971	3,207	759	88,877	(10,068)	49,834	(19,857)	109,545
Shares issued under ESPP
and stock option plan	173	--	8	1,676	256	--	--	1,940
Shares contributed to ESOP	--	--	--	460	426	--	--	886
Dividends	--	--	--	--	--	(2,144)		(2,144)
Currency translation	--	--	--	--	--	--	1,297	1,297
SFAS 133 transition adjustment	--	--	--	--	--	--	(971)	(971)
Fair value adjustments -
cash flow hedges	--	--	--	--	--	--	320	320
Net loss	--	--	--	--	--	(11,459)	--	(11,459)
Balance May 31, 2002	12,144	3,207	767	91,013	(9,386)	36,231	(19,211)	99,414
Shares issued under ESPP
and stock option plan	112	--	6	949	464	--	--	1,419
Dividends	--	--	--	--	--	(2,159)		(2,159)
Currency translation	--	--	--	--	--	--	5,097	5,097
Fair value adjustments -
cash flow hedges	--	--	--	--	--	--	(147)	(147)
Net loss	--	--	--	--	--	(27,993)	--	(27,993)
Balance May 31, 2003	12,256	3,207	$773	$91,962	$ (8,922)	$ 6,079	$ (14,261)	$75,631

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

(in thousands, except per share amounts)

Note A -- Significant Accounting Policies

      Principles of Consolidation: The consolidated financial statements include the accounts and operations of the Company and its subsidiaries. All significant intercompany transactions are eliminated. The Company accounts for its results of operations on a 52/53 week year, ending on the Saturday nearest May 31. Fiscal 2003, 2002, and 2001 contained 52 weeks.

      Use of Estimates:  The preparation of financial statements in conformity with generally accepted accounting principles requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Reclassifications: Certain amounts in the prior year’s  financial statements have been reclassified to conform to the 2003 presentation.

      Cash Equivalents: The Company considers short-term investments that have a maturity of three months or less, when purchased, to be cash equivalents. The carrying amounts reported in the balance sheet for cash and equivalents approximate the fair market value of these assets.

      Inventories: Inventories are stated at the lower of cost or market. Inventory costs determined using the last-in, first-out (LIFO) method represent 78% of total inventories at May 31, 2003 and 80% at May 31, 2002. For the remaining inventories, cost is determined on the first-in, first-out (FIFO) method. If the FIFO method had been used for all inventories, the total amount of gross inventories would have decreased by $3,980 at May 31, 2003 and $2,413 at May 31, 2002. The reduction in FIFO value relative to LIFO reflects lowering costs in the electronics industry. Substantially all inventories represent finished goods held for sale.

      Property, Plant and Equipment: Property, plant and equipment are stated at cost. Provisions for depreciation are computed principally using the straight-line method over the estimated useful life of the asset. Property, plant and equipment consist of the following:

May 31
	2003	2002

Land and improvements	$ 2,964	$ 2,864
Buildings and improvements	18,074	16,367
Computer and communications equipment	20,465	18,044
Machinery and other equipment	22,145	17,957
Property, at cost	63,648	55,232
Accumulated depreciation	(32,560)	(26,405)
Property, plant and equipment, net	$ 31,088	$ 28,827

     The Company is in the application development stage of implementing enterprise resource management software (PeopleSoft). In accordance with Accounting Standards Executive Committee  (AcSEC) Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, the Company capitalizes all direct costs associated with the application development of this software including software acquisition costs, consulting costs, and internal payroll costs. The Statement requires these costs to be depreciated once the application and development stage is complete. The unamortized balance of the aforementioned capitalized costs, included within computer and communications equipment, is $8,102 and $6,162 at May 31, 2003 and May 31, 2002, respectively. Depreciation expense for capitalized software costs that relate to PeopleSoft in the post-application development stage was $786, $709, and $558 in 2003, 2002, and 2001, respectively.

      Other Assets: Other assets consist of the following:

May 31
	2003	2002

Investments (at market)	$ 2,587	$ 2,836
Notes receivable	786	1,425
Deferred financing costs, net	544	517
Other deferred charges, net	344	518
Other assets	$ 4,261	$ 5,296

     The Company’s investments are primarily equity securities, all of which are classified as available-for-sale and are carried at their fair value based on the quoted market prices. Proceeds from the sale of the securities were $5,217 and $5,949 during fiscal 2003 and 2002, respectively, most of which were consequently reinvested. Gross realized gains on those sales were $351 in 2003 and $634 in 2002. Gross realized losses on those sales were $412 in 2003 and $584 in 2002. Net unrealized holding loss of $96 and net unrealized holding gain of $95 have been included in accumulated comprehensive income for fiscal 2003 and 2002, respectively.

     Deferred financing costs and other deferred charges are amortized using the straight-line method.

     Goodwill and Other Intangible Assets: Effective June 1, 2002, the Company adopted FASB Statement No. 142, Goodwill and Other Intangible Assets (SFAS 142), which requires that goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment testing. Intangible assets with finite lives are amortized over their estimated useful lives.

     Accordingly, the Company discontinued amortization of goodwill and certain intangible assets.  Management reviews the valuation of goodwill and intangible assets not subject to amortization at least annually. The Company utilizes the comparison of reporting units fair value derived by discounted cash flow analysis and their book value as an indicator of potential impairment. The application of SFAS 142 transitional accounting provisions and the annual impairment test are discussed in Note C.

      Accrued Liabilities: Accrued liabilities consist of the following:

May 31
	2003	2002

Compensation and payroll taxes	$ 7,431	$ 4,284
Interest	2,754	2,912
Income taxes	745	1,831
Warranty reserve	672	47
Other accrued expenses	5,278	4,557
Accrued liabilities	$ 16,880	$ 13,631

      Warranties: The Company offers warranties for specific products it manufactures. The Company also provides extended warranties for some products it sells that lengthen the period of coverage specified in the manufacturer’s original warranty. Terms generally range from one to three years.

     Warranty reserves are established for costs that are expected to be incurred after the sale and delivery of products under warranty. The warranty reserves are determined based on known product failures, historical experience, and other currently available evidence. Changes in the warranty reserve for fiscal 2003 were as follows (in thousands):

Warranty Reserve

Balance at May 31,2002	$ 47

Accruals for warranties issued during the period	846
Utilization	(221)
Balance at May 31, 2003	$ 672

     The increase in the warranty accrual primarily represents warranties related to a new product offering by the Company’s Display Systems Group beginning in the third quarter of fiscal 2003.

      Non-current Liabilities: Non-current liabilities of $5,049 at May 31, 2003 and $5,195 at May 31, 2002 represent guaranteed payments for acquisitions made during fiscal 2001 as discussed in Note E.

      Foreign Currency Translation: Foreign currency balances and financial statements are translated into U. S. dollars at end-of-period rates. Revenues and expenses are translated at the current rate on the date of the transaction. Gains and losses resulting from foreign currency transactions are included in income. Foreign currency transaction losses reflected in operations are $688, $95 and $151 in 2003, 2002, and 2001, respectively. Gains and losses resulting from translation of foreign subsidiary financial statements are credited or charged directly to stockholders' equity.

      Revenue Recognition: The Company recognizes revenue when title passes to the customer, delivery has occurred or services have been rendered, and collectibility is reasonably assured. Sales are recorded net of discounts, rebates and returns based on the Company’s historical experience.

     Shipping and Handling Fees and Costs: Shipping and handling costs billed to customers are reported as sales and the related costs in cost of sales.

      Income Taxes: Deferred tax assets and liabilities are established for differences between financial reporting and tax accounting of assets and liabilities and are measured using the marginal tax rates. U.S. income taxes have not been provided on the undistributed earnings of foreign subsidiaries and affiliates as the Company intends to permanently reinvest such earnings.

      Stock-Based Compensation: The Company accounts for its stock option plans in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. However, the exercise price of all grants under the Company’s option plans has been equal to the fair market value on the date of grant. Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, requires estimation of the fair value of options granted to employees. Had the Company’s option plans and stock purchase plan been treated as compensatory under the provisions of SFAS No. 123, the Company’s net (loss) income and net (loss) income per share would have been affected as follows (see Note J for underlying assumptions):

	2003	2002	2001

Net (loss) income, as reported	$ (27,993)	$ (11,459)	$ 17,734
Proforma net (loss) income	(29,608)	(13,056)	16,582

Proforma net (loss) income per share:
Basic	$ (2.14)	$ (.97)	$ 1.24
Diluted	$ (2.14)	$ (.97)	$ 1.14

      Earnings per Share: Basic earnings per share is calculated by dividing net income by the weighted average number of Common and Class B Common shares outstanding. Diluted earnings per share is calculated by dividing net income, adjusted for interest savings, net of tax, on assumed bond conversions, by the actual shares outstanding and share equivalents that would arise from the exercise of stock options and the assumed conversion of convertible bonds when dilutive. The per share amounts presented in the Consolidated Statement of Operations are based on the following amounts:

	2003	2002	2001

Numerator for basic EPS:
Net (loss) income	$ (27,993)	$ (11,459)	$ 17,734

Denominator for basic EPS:
Shares outstanding, June 1	13,767	13,470	12,987
Additional shares issued	42	147	346
Average shares outstanding	13,809	13,617	13,333

Numerator for diluted EPS:
Net (loss) income	$ (27,993)	$ (11,459)	$ 17,734
Interest savings, net of tax, on assumed conversion of bonds	-	-	3,459
Adjusted net (loss) income	$ (27,993)	$ (11,459)	$ 21,193

Denominator for diluted EPS:
Average shares outstanding	13,809	13,617	13,333
Effect of dilutive stock options	-	-	355
Assumed conversion of bonds	-	-	3,680
Average shares outstanding	13,809	13,617	17,568

      Out-of-the-money (exercise price higher than market price) stock options are excluded from the calculation. The Company’s 8¼% and 7¼% convertible debentures and common stock equivalent options are excluded from the calculation in 2002 and 2003 as assumed conversion would be anti-dilutive.

     Derivatives and Hedging Activities: Effective June 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 requires that the Company recognize all derivatives as either assets or liabilities on the Consolidated Balance Sheets and measure those instruments at fair value.

      The Company has interest rate exchange agreements to convert approximately $37.2 million of its floating rate debt to an average fixed rate of 8% for the term of the debt through July 2004.  At June 1, 2001, in connection with the adoption of SFAS No. 133, the Company recorded a transition adjustment relating to these agreements, which reduced other accumulated comprehensive income in shareholders’ equity by $971, after tax. As a result of interest rate fluctuations, the Company recorded $789 in 2003 and $1,926 in 2002 as additional interest expense in the statement of operations.

Note B -- Restatement

     In the second quarter of fiscal 2004, the Company identified an accounting error that occurred in a foreign subsidiary, which affected previously reported interest expense for the prior seven quarters beginning with the quarter ended February 29, 2002. The financial statements for fiscal 2003 and 2002 have been restated to correct this error. The restatement increased net loss for fiscal 2003 and 2002 from $27,558 and $11,270 to $27,993 and $11,459, respectively.

Note C -- Goodwill and Other Intangible Assets

     As discussed in Note A, the Company adopted the new rules on accounting for goodwill and other intangible assets effective June 1, 2002, and, accordingly, discontinued the amortization of goodwill and other intangible assets not subject to amortization.

     The following table presents a reconciliation of reported net (loss) income to adjusted net (loss) income excluding amortization of goodwill and other intangible assets not subject to amortization, net of tax:

	2003	2002	2001

Reported net (loss) income	$ (27,993)	$ (11,459)	$ 17,734
Add back amortization of goodwill	-	369	411
Add back amortization of other intangible assets not subject to amortization	-	54	63
Adjusted net (loss) income	$ (27,993)	$ (11,036)	$ 18,208

Basic earnings per share	$ (2.03)	$ (0.84)	$ 1.33
Add back amortization of goodwill	-	0.03	0.03
Add back amortization of other intangible assets not subject to amortization	-	-	0.01
Adjusted basic earnings per share	$ (2.03)	$ (0.81)	$ 1.37

Diluted earnings per share	$ (2.03)	$ (0.84)	$ 1.21
Add back amortization of goodwill	-	0.03	0.02
Add back amortization of other intangible assets not subject to amortization	-	-	-
Adjusted diluted earnings per share	$ (2.03)	$ (0.81)	$ 1.23

     During the second quarter of fiscal 2003, the Company completed both steps of the required impairment tests of goodwill and indefinite life intangible assets for each of the reporting units as required under the transitional accounting provisions of SFAS 142. In identifying reporting units, the Company evaluated its reporting structure as of June 1, 2002. The Company concluded that the following operating segments and their components qualified as reporting units: RF & Wireless Communications, Broadcast, Display Systems Group, Industrial Power Group, Burtek, and Security Systems Division excluding Burtek.  The first step in the process of goodwill impairment testing is a screen for potential impairment of the goodwill and other long lived assets, while the second step measures the amount of the impairment. The Company used a discounted cash flow valuation (income approach) to determine the fair value of each of the reporting units. Sales, net income, and EBITDA multiples (market approaches) were used as a check against the impairment implications derived under the income approach. The first step indicated that goodwill and other long lived assets of RF & Wireless Communications, Broadcast and Security Systems Division excluding Burtek were impaired. In evaluating the amount of impairment, it was determined that all goodwill and other long lived assets were impaired for the aforementioned reporting units. Consequently, the Company recorded, effective at the beginning of fiscal 2003, an impairment loss of $21.6 million of which $21.5 million related to goodwill with the balance attributable to other intangible assets with indefinite useful lives.  The impairment loss of $17.9 million, net of tax of $3.7 million, was recorded as a cumulative effect of a change in accounting principle.

     The Company performed its annual impairment test during the fourth quarter of fiscal 2003. The same methodology was employed in completing the annual impairment test as in applying transitional accounting provisions of SFAS 142. The Company did not find any indication that additional impairment existed and, therefore, no additional impairment loss was recorded as a result of completing the annual impairment test.

     The table below provides changes in carrying value of goodwill by reportable segment:

Goodwill

	Reportable segments
	RFWC	IPG	SSD	DSG	Total

Balance at May 31, 2002	$ 20,342	$ 864	$ 2,297	$ 1,411	$ 24,914
Additions	-	-	-	1,548	1,548
Cumulative effect of change in accounting principle	(20,345)	-	(1,131)	-	(21,476)
Foreign currency translation	3	9	139	-	151
Balance at May 31, 2003	$ -	$ 873	$ 1,305	$ 2,959	$ 5,137

     The addition to goodwill during fiscal 2003 represents additional consideration for the Pixelink acquisition made in fiscal 1999 due to the acquired business achieving certain targeted operating levels.

     The following table provides changes in carrying value of other intangible assets not subject to amortization which represent incorporation and acquisition costs:

Other intangible assets not subject to amortization

	Reportable segments
	RFWC	IPG	SSD	DSG	Total

Balance at May 31, 2002	$ 111	$ 9	$ 373	$ -	$ 493
Cumulative effect of change in accounting principle	(111)	-	-	-	(111)
Foreign currency translation	-	-	36	-	36
Balance at May 31, 2003	$ -	$ 9	$ 409	$ -	$ 418

     Intangible assets subject to amortization as well as amortization expense are as follows:

Intangible assets subject to amortization as of May 31

	2003	2002	2001

Gross amounts:
Deferred financing costs	$ 2,191	$ 1,883	$ 1,735
Patents and trademarks	478	478	478
Total gross amounts	2,669	2,361	2,213

Accumulated amortization:
Deferred financing costs	1,647	1,366	1,215
Patents and trademarks	448	436	423
Total accumulated amortization	$ 2,095	$ 1,802	$ 1,638

Amortization of intangible assets subject to amortization

	2003	2002	2001

Deferred financing costs	$ 261	$ 148	$ 120
Patents and trademarks	12	13	35
Total	$ 273	$ 161	$ 155

     The amortization expense associated with the intangible assets subject to amortization is expected to be $302, $183, $79, and $10 in fiscal 2004, 2005, 2006, and 2007, respectively. The weighted average number of years of amortization expense remaining is 2.3.

Note D -- Charges

      During the fourth quarter of fiscal 2003, the Company took certain actions to align its inventory and cost structure to current sales levels amid continued weakness in the global economy and limited demand visibility. As a result, the Company recorded a non-cash inventory write-down charge of $13.8 million, a restructuring charge of $1.7 million, and other charges of $0.6 million. In addition, a valuation allowance tax provision in the amount of $1.6 million was established related  to deferred income tax assets attributable to net operating losses in certain foreign subsidiaries. The net of tax effect of the aforementioned charges was $11.9 million on the Company’s results of operations.

      The restructuring charge consisted of $1,536 for employee severance and $210 lease breakage costs and was included in fiscal 2003 selling, general and administrative expense (SG&A). The severance costs of $328 were paid in 2003 with the remaining balance payable in fiscal 2004. Terminations affected over 70 employees across various business functions, operating units and geographic regions. All terminations and termination benefits were communicated to the affected employees prior to 2003 year-end. Management has estimated annual savings of $3 million in SG&A expense beginning in fiscal 2004 as a direct result of the restructuring program.

      In the fourth quarter of fiscal 2002, the Company reevaluated its inventory reserve estimate in light of the industry wide decline in sales, a prolonged recovery period, and changes in the Company’s mix of business toward higher technology products particularly in the telecommunications market. An inventory obsolescence and overstock adjustment of $15,279, or $9,778 net of tax, was included in cost of sales. Also in the fourth quarter of 2002, the Company recorded a provision for uncollectable accounts receivable and severance due to recent management changes. The charge was $794, or $509 net of tax, recorded in SG&A and other expense.

Note E -- Acquisitions

      Fiscal 2003: The aggregate cash outlay in 2003 for business acquisitions was $1,108 representing additional consideration paid for certain business acquisitions made in prior periods due to the acquired businesses achieving certain targeted operating levels.

      Fiscal 2002: In July 2001, the Company acquired Sangus Holdings AB (Sangus) which serves the Nordic countries of Sweden, Finland, Denmark and Norway.  Sangus is a specialist in RF & microwave technology with annual revenues at the time of purchase of $9,600. The aggregate cash outlay in 2002 for this and all previous business acquisitions (earnout payments) was $8,785.

      Fiscal 2001: In June 2000, the Company acquired the assets and liabilities of Celti Electronics, a French distributor of fiber optic communications products with annual sales of $3,600. In January 2001, the Company also acquired the assets and liabilities of Aviv Electronics of Israel, a distributor specializing in design-in services for active and passive electronic components with annual sales of $10,000. Baron Electronics, a distributor of electronic components in Latin America, was acquired in May 2001, with annual sales of $2,000.

      The aggregate cash outlay in 2001 for business acquisitions was $8,316.

      Each of the acquisitions was accounted for by the purchase method, and accordingly, their results of operations are included in the consolidated statements of operations from the respective dates of acquisition. The impact of these acquisitions on results of operations was not significant and would not have been significant if they had been included for the entire year. If each of these acquisitions had occurred at the beginning of the year, consolidated sales would have increased by approximately $900 and $14,000 in 2002 an 2001, respectively.

      The terms of certain of the Company’s acquisition agreements provide for additional consideration to be paid if the acquired entity’s results of operations exceed certain targeted levels. Such amounts are paid in cash and recorded when earned as additional consideration, and amounted to $1,108, $1,274, and $2,638 in 2003, 2002 and 2001, respectively. Assuming the goals established in all agreements outstanding at May 31, 2003, were met, additional consideration aggregating approximately $7,277 would be payable through July of 2004.

Note F-- Disposal of Product Line

      On February 22, 2002, the Company sold certain assets of its Medical Systems Group (MSG), specifically, assets related to its glassware product line (Medical Glassware). Proceeds from the sale were $6.3 million. The loss on the sale of Medical Glassware was  $4.6 million or $2.9 million, net of tax.

     Remaining operations of MSG are primarily related to the design and sale of medical monitor and associated display products and systems.  Subsequent to the sale of Medical Glassware, this medical monitor business has been integrated with and is reported as part of the Display Systems Group.

Note G -- Debt Financing

      Long-term debt consists of the following:

May 31
	2003	2002

8¼% Convertible debentures, due June 2006	$ 40,000	$ 40,000
7¼% Convertible debentures, due December 2006	30,825	30,825
Floating-rate multi-currency revolving credit facility, due September 2005 (4.24% at May 31, 2003)	65,802	59,388
Financial instruments	1,753	1,949
Other	62	94
Total debt	138,442	132,256
Less current portion	(46)	(38)
Long-term debt	$ 138,396	$ 132,218

      The 7¼% convertible debentures are unsecured and subordinated to other long-term debt, including the 8¼% convertible debentures. Each $1 of the 7¼% debenture is convertible into the Company’s Common Stock at any time prior to maturity at $21.14 per share and the 8¼% convertible debentures are convertible at $18.00 per share. The Company is required to make sinking fund payments of $3,850 in fiscal 2005 and $6,225 in fiscal 2006.

      The Company has a multi-currency revolving credit facility agreement in the amount of $102.0 million. The agreement matures in September of 2005 and bears interest at applicable LIBOR rates plus a margin, varying with certain financial performance criteria. At May 31, 2003, the margin was 225 basis points and $36.2 was available under this facility.

      In the following table, the fair values of the Company’s 7¼% and 8¼% convertible debentures are based on quoted market prices at the end of the fiscal year. The fair values of the bank term loans are based on carrying value.

	2003		2002

	Carrying Value	Fair Value	Carrying Value	Fair Value

8¼% Convertible debentures	$ 40,000	$ 37,200	$ 40,000	$ 36,250
7¼% Convertible debentures	30,825	28,051	30,825	26,240
Floating-rate multi-currency revolving credit facility	65,802	65,802	59,388	59,388
Financial instruments	1,753	1,753	1,949	1,949
Other	62	62	94	94
Total	138,442	132,868	132,256	123,921
Less current portion	(46)	(46)	(38)	(38)
Total	$ 138,396	$ 132,822	$ 132,218	$ 123,883

      The loan and debenture agreements contain financial covenants with which the Company was in full compliance at May 31, 2003. These covenants include benchmark levels for tangible net worth, a borrowing base, senior funded debt to cash flow and annual debt service coverage.

      Aggregate maturities of debt during the next five years are: $46 in 2004, $3,866 in 2005, $72,027 in 2006, and $60,750 in 2007. Cash payments for interest were $10,246, $11,336, and $11,230 in 2003, 2002, and 2001, respectively.

Note H -- Facility Lease Obligations and Other Commitments

      The Company leases certain warehouse and office facilities under non-cancelable operating leases. Rent expense for fiscal 2003, 2002, and 2001 was $3,608, $3,337 and $3,189, respectively. At May 31,2003, future lease commitments for minimum rentals, including common area maintenance charges and property taxes, were $3,378 in 2004, $2,447 in 2005, $1,573 in 2006, $703 in 2007, $527 in 2008, and $661 thereafter.

      As of May 31, 2003, the Company has several performance bonds outstanding that were required by certain African and Latin American customers. The total amount of the bonds was $645 with expiration dates between July and December of 2003.

Note I -- Income Taxes

      The components of (loss) income before income taxes are:

	2003	2002	2001

United States	$ (14,724)	$ (18,634)	$ 19,730
Foreign	1,581	836	6,660
(Loss) income before taxes	$ (13,143)	$ (17,798)	$ 26,390

      The provision for income taxes differs from income taxes computed at the federal statutory tax rate of 34% in 2003 and 2002 and 35% in 2001 as a result of the following items:

	2003	2002	2001

Federal statutory rate	(34.0)%	(34.0) %	35.0%
Effect of:
State income taxes, net of federal tax benefit	(2.1)	(2.3)	1.4
Export benefit	(4.7)	(2.9)	(2.2)
Foreign taxes at other rates	1.6	(0.2)	(2.7)
Valuation allowance for deferred tax assets	12.1	-	-
Other	4.2	3.8	1.3
Effective tax rate	(22.9)%	(35.6)%	32.8%

     The provisions for income taxes consist of the following:

	2003	2002	2001

Currently payable:
Federal	$ (2,111)	$ (1,075)	$ 5,622
State	(464)	(158)	133
Foreign	2,169	674	2,016
Total currently payable	(406)	(559)	7,771
Deferred:
Federal	(1,534)	(4,651)	443
State	(252)	(519)	430
Foreign	(820)	(610)	12
Total deferred	(2,606)	(5,780)	885
Income tax (benefit) provision	$ (3,012)	$ (6,339)	$ 8,656

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of May 31, 2003 and 2002 are as follows:

May 31
	2003	2002

Deferred tax assets:
Intercompany profit in inventory	$ 1,264	$ 1,075
NOL carryforward - foreign	4,615	-
Inventory valuation	12,329	10,652
Goodwill	2,690	(661)
Alternative minimum tax credit	1,189	-
Other	1,928	3,955
	24,015	15,021
Deferred tax liabilities:

Accelerated depreciation	(3,022)	(3,339)
Other	(5,721)	(4,327)
	(8,743)	(7,666)

Net deferred tax assets	15,272	7,355
Valuation allowance	(1,586)	-
Net deferred tax assets after valuation allowance	$ 13,686	$ 7,355

      As of May 31, 2003, the Company has net operating losses (NOL) totaling $12,819 in various foreign jurisdictions. The majority of the NOL can be carried forward from 5 years to indefinitely. During fiscal 2003, the Company recorded a valuation allowance of $1,586 relating to deferred tax assets in certain foreign subsidiaries which sustained consecutive years of losses. As required by FAS 109, these subsidiaries should not continue to accrue future benefits. The Company also has an alternative minimum tax credit carryforward as of May 31, 2003, in the amount of $1,189 which has an indefinite carryforward period.

      Income taxes paid, including foreign estimated tax payments, were $2,657, $952, and $7,125 in 2003, 2002, and 2001, respectively.

      All current year positive earnings of the Company’s foreign subsidiaries are considered permanently reinvested pursuant to APB 23.  The current net earnings of these subsidiaries amount to $4,572.

Note J-- Stockholders' Equity

      The Company has authorized 30,000 shares of Common Stock, 10,000 shares of Class B Common Stock, and 5,000 shares of Preferred Stock. The Class B Common Stock has ten votes per share. The Class B Common Stock has transferability restrictions; however, it may be converted into Common Stock on a share-for-share basis at any time. With respect to dividends and distributions, shares of common stock and Class B Common Stock rank equally and have the same rights, except that Class B Common Stock is limited to 90% of the amount of common stock cash dividends.

      Total Common Stock issued and outstanding, excluding Class B at May 31, 2003, was 10,750 shares, net of treasury shares of 1,506. An additional 9,576 shares of Common Stock have been reserved for the potential conversion of the convertible debentures and Class B Common Stock and for future issuance under the Employee Stock Purchase Plan and Employee and Non-Employee Director Stock Option Plans.

      The Employee Stock Purchase Plan (ESPP) provides substantially all employees an opportunity to purchase Common Stock of the Company at 85% of the stock price at the beginning or the end of the year, whichever is lower. At May 31, 2003, the plan had 16 shares reserved for future issuance.

      The Employees’ 2001 Incentive Compensation Plan authorizes the issuance of up to 900 shares as incentive stock options, non-qualified stock options or stock awards.  Under this plan and predecessor plans, 2,434 shares are reserved for future issuance. The Plan authorizes the granting of incentive stock options at the fair market value at the date of grant. Generally, these options become exercisable over staggered periods and expire up to ten years from the date of grant.

      Under the 1996 Stock Option Plan for Non-Employee Directors and a predecessor plan, at May 31, 2003, 238 shares of Common Stock have been reserved for future issuance relating to stock options exercisable based on the passage of time. Each option is exercisable over a period from its date of grant at the market value on the grant date and expires after ten years.

      The Company applies APB Opinion No. 25 and related interpretations in accounting for its option plans and, accordingly, has not recorded compensation expense for such plans. SFAS No. 123 requires the calculation of the fair value of each option granted. This fair value is estimated on the date of grant using the Black-Scholes option-pricing model with the assumptions indicated below:

Assumptions used in estimating options fair values
	2003	2002	2001

Risk-free interest rate	2.9%	4.0%	5.9%
Annual standard deviation of stock price	49%	50%	56%
Average expected life (years)	5.1	5.2	5.1
Annual dividend rate	$ .16	$ .16	$ .16
Average fair value per option	$ 4.12	$ 2.95	$ 7.07
Option value of ESPP per share	$ 1.91	$ 1.96	$ 2.55
Fair value of options granted during the year	$ 297	$ 1,206	$ 3,253

     A summary of the share activity and weighted average exercise prices for the Company’s option plans is as follows:

	Outstanding		Exercisable
	Shares	Price	Shares	Price

At May 31, 2000	1,559	$ 7.82	755	$ 7.82
Granted	460	13.75
Exercised	(277)	7.24
Cancelled	(120)	10.96
At May 31, 2001	1,622	9.39	667	7.73
Granted	417	7.21
Exercised	(173)	7.24
Cancelled	(21)	10.49
At May 31, 2002	1,845	9.09	802	8.52
Granted	72	9.83
Exercised	(112)	6.75
Cancelled	(88)	9.69
At May 31, 2003	1,717	$ 9.25	1,111	$ 9.08

     The following table summarizes information about stock options outstanding as of May 31, 2003:

Exercise Price Range	Outstanding			Exercisable
	Shares	Price	Life	Shares	Price	Life

$ 3.75 to $ 5.38	30	$ 4.57	3.5	30	$ 4.57	3.5
$ 6.00 to $ 7.50	828	7.01	6.4	448	7.01	5.3
$ 7.90 to $ 8.97	280	8.25	4.4	280	8.25	4.4
$10.64 to $13.81	579	13.16	7.2	353	12.75	7.1
Total	1,717			1,111

Note K -- Employee Retirement Plans

      The Company’s domestic employee retirement plans consist of a profit sharing plan and a stock ownership plan (ESOP). Annual contributions in cash or Company stock are made at the discretion of the Board of Directors. In addition, the profit sharing plan has a 401(k) provision whereby the Company matches 50% of employee contributions up to 4% of base pay. Charges to expense for discretionary and matching contributions to these plans were $660, $926, and $2,403 for fiscal 2003, 2002, and 2001, respectively. Such amounts included contributions in stock of $887 for 2001, based on the stock price at the date contributed. Shares are included in the calculation of earnings per share and dividends are paid to the ESOP from the date the shares are contributed. Foreign employees are covered by a variety of government mandated programs.

Note L -- Segment and Geographic Information

      The following disclosures are made in accordance with the SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company’s strategic business units (SBUs) in 2003 were: RF & Wireless Communications Group (RFWC), Industrial Power Group (IPG), Security Systems Division (SSD), and Display Systems Group (DSG).

      RFWC serves the voice and data telecommunications market and the radio and television broadcast industry predominately for infrastructure applications.

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

      Medical Glassware (MG) represents a portion of the former Medical Systems Group (MSG). MG was sold in February of 2002.

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

      Accounts receivable, inventory, and goodwill are identified by SBU. Cash, net property and other assets are not identifiable by SBU. Operating results for each SBU are summarized in the following table:

	Sales	Gross Margin	Contribution	Assets

Fiscal 2003
RFWC	$ 222,448	$ 49,889	$ 25,255	$ 85,350
IPG	77,487	25,321	17,844	37,377
SSD	92,090	22,939	12,539	31,906
DSG	64,191	16,218	9,674	22,217
MG	1,269	164	(80)	276
Total	$ 457,485	$ 114,531	$ 65,232	$ 177,126
Fiscal 2002
RFWC	$ 202,409	$ 47,467	$ 24,876	$ 114,801
IPG	74,578	24,356	17,643	37,037
SSD	85,087	20,080	10,248	32,401
DSG	60,697	15,864	8,528	22,889
MG	12,940	2,727	1,267	1,868
Total	$ 435,711	$ 110,494	$ 62,562	$ 208,996
Fiscal 2001
RFWC	$ 244,381	$ 63,593	$ 42,395	$ 127,005
IPG	89,053	30,650	24,567	45,276
SSD	82,352	18,932	9,235	34,038
DSG	59,476	14,553	7,110	27,118
MG	15,966	3,765	1,852	15,050
Total	$ 491,228	$ 131,493	$ 85,159	$ 248,487

     A reconciliation of sales, gross margin, direct operating contribution and assets to the relevant consolidated amounts is as follows. Other assets not identified include miscellaneous receivables, manufacturing inventories and other assets.

	2003	2002	2001

Segment sales	$ 457,485	$ 435,711	$ 491,228
Corporate	7,032	7,781	11,141
Sales	$ 464,517	$ 443,492	$ 502,369

Segment gross margin	$ 114,531	$ 110,494	$ 131,493
Inventory charges	(13,810)	(15,282)	-
Manufacturing variances and other costs	(1,631)	(1,046)	57
Gross Margin	$ 99,090	$ 94,166	$ 131,550

Segment contribution	$ 65,232	$ 62,562	$ 85,159
Inventory charges	(13,810)	(15,282)	-
Manufacturing variances and other costs	(1,631)	(1,046)	57
Regional selling expenses	(17,336)	(15,380)	(16,697)
Administrative expenses	(34,114)	(31,207)	(31,413)
Operating (loss) income	$ (1,659)	$ (353)	$ 37,106

Segment assets	$ 177,126	$ 208,996	$ 248,487
Cash and equivalents	16,874	15,296	15,946
Other current assets	26,320	20,999	19,329
Net property	31,088	28,827	28,753
Other assets	13,523	12,529	8,999
Total assets	$ 264,931	$ 286,647	$ 321,514

      Geographic sales information is primarily grouped by customer destination into five areas: North America, Europe, Asia/Pacific, Latin America, and Direct Export. Sales to Mexico are included as part of Latin America. Direct Export includes sales to export distributors in countries where the Company does not have sales offices.

      Sales and long-lived assets (net property and other assets, excluding investments) are presented in the table below.

	2003	2002	2001

Sales
United States	$ 197,184	$ 188,473	$ 246,319
Canada	58,732	53,294	56,569
North America	255,916	241,767	302,888
Europe	100,388	92,351	99,215
Asia/Pacific	74,746	65,534	51,411
Latin America	20,506	28,943	28,012
Direct Export	5,929	7,116	9,702
Total	$ 457,485	$ 435,711	$ 491,228

Assets
United States	$ 30,060	$ 37,608	$ 36,726
Canada	2,659	2,408	2,085
North America	32,719	40,016	38,811
Europe	3,192	13,953	8,394
Asia/Pacific	794	788	1,613
Latin America	1,194	1,445	622
Total	$ 37,899	$ 56,202	$ 49,440

      The sharp decrease in long-lived assets from 2002 to 2003 is primarily due to the goodwill impairment recorded in 2003.

      The Company sells its products to companies in diversified industries and performs periodic credit evaluations of its customers' financial condition. Terms are generally on open account, payable net 30 days in North America, and vary throughout Europe, Asia/Pacific, and Latin America. Estimates of credit losses are recorded in the financial statements based on periodic reviews of outstanding accounts and actual losses have been consistently within management's estimates.

Note M -- Litigation

      While the Company has several litigation matters pending against it that arose in the ordinary course of business, it is believed that, in the aggregate, they would not have a material adverse effect on the Company.

      In fiscal 2003, the Company received notice that two customers of one of its subsidiaries are asserting claims against it in connection with product it sold to them by the subsidiary that the Company acquired pursuant to a distribution agreement with the manufacturer of the product. The claims are based on the product not meeting the specification provided by the manufacturer. The Company has notified the manufacturer and the Company’s insurance carrier of these claims. The Company is unable to evaluate the outcome of these claims or the recovery from the manufacturer or insurance carrier as the investigation has not been completed. The Company intends to vigorously defend these claims and prosecute its claims against the manufacturer and insurer if it should have any liability.

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

Note N -- Selected Quarterly Financial Data

(Unaudited)

        Summarized quarterly financial data for 2003 and 2002 follow.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2003:
Net sales	$ 108,614	$ 118,958	$ 118,010	$ 118,935
Gross margin	27,154	28,913	28,202	14,821
Income (loss) before cumulative effect of accounting change	166	1,078	(102)	(11,271)
Per share: Basic and Diluted	0.01	0.08	(0.01)	(0.82)
Net (loss) income	(17,696)	1,078	(102)	(11,271)
Net (loss) income per share:
Basic and Diluted	(1.29)	0.08	(0.01)	(0.82)

2002:
Net sales	$ 104,681	$ 115,499	$ 109,431	$ 113,881
Gross margin	26,474	28,381	26,280	13,031
Net (loss) income	(354)	902	(2,823)	(9,184)
Net (loss) income per share:
Basic and Diluted	(0.03)	0.07	(0.21)	(0.67)

        A reconciliation of reported net income (loss) to amended net income (loss) including the additional interest expense for the affected quarters (See Note B) is provided in the following table:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2003:
Reported Net income (Loss)	$ (17,578)	$ 1,190	$ (5)	$ (11,163)
Additional Interest Expense	(118)	(112)	(97)	(108)
Amended Net Income	(17,696)	1,078	(102)	(11,271)

Per share: Reported Basic and Diluted	(1.28)	.09	-	(0.81)
Additional Interest Expense	(0.01)	(0.01)	(0.01)	(0.01)
Amended Net (Loss) Income Per Share:
Basic and Diluted	(1.29)	0.08	(0.01)	(0.82)

2002:
Reported Net Income (Loss)	$ (354)	$ 902	$ (2,743)	$ (9,075)
Additional Interest Expense	-	-	(80)	(109)
Amended Net Income	(354)	902	(2,823)	(9,184)

Per share: Reported Basic and Diluted	(0.03)	0.07	(0.20)	(0.66)
Additional Interest Expense	-	-	(0.01)	(0.01)
Amended Net (Loss) Income Per Share:
Basic and Diluted	(0.03)	0.07	(0.21)	(0.67)

     The first quarter of fiscal 2003 includes a cumulative effect of accounting change of $17,862, net of tax (see Note C). The third quarter of fiscal 2002 contains a net of tax loss of $2.9 million for the disposal of the Medical Glassware business (see Note F). The fourth quarters of fiscal 2003 and 2002 include charges of $11.9 million and $10.3 million, net of tax, respectively, primarily related to inventory write-downs (see Note D).

Report of Independent Auditors

      We have audited the accompanying consolidated balance sheets of Richardson Electronics, Ltd. and subsidiaries as of May 31, 2003 and 2002, and the related consolidated statements of operations, cash flows and stockholders' equity for each of the three years in the period ended May 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing   the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Richardson Electronics, Ltd. and subsidiaries at May 31, 2003 and 2002, and the consolidated results of their operations and cash flows for each of the three years in the period ended May 31, 2003, in conformity with accounting principles generally accepted in the United States.

      As discussed in the Notes to the consolidated financial statements, effective June 1, 2002, the Company changed its method for accounting for goodwill and other intangible assets to conform with SFAS No. 142, Goodwill and Other Intangible Assets. Effective June 1, 2001, the Company changed its method for accounting for derivative financial instruments to conform with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.

/s/ Ernst & Young LLP
Chicago, Illinois
July 2, 2003, except as to Note B
as to which the date is January 22, 2004

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            Information concerning a change in accountants is included in the Company’s Form 8-K filed with the Securities and Exchange Commission on August 22, 2003.

PART III

Item 10. Directors and Executive Officers of the Registrant

            Information concerning Directors and Executive Officers of the Company is contained in the Company’s Proxy Statement to be used in connection with its Annual Meeting of Stockholders scheduled to be held October 15, 2003, under the captions "ELECTION OF DIRECTORS - Information Relating to Directors, Nominees and Executive Officers", "ELECTION OF DIRECTORS - Affiliations" and "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE", which information is incorporated herein by reference. See Item 11 for information regarding Company's agreement with Mr. Sacomani regarding his service as a director.

Item 11. Executive Compensation

        The following table sets forth the annual and long-term compensation for the Company's chief executive officer and the four highest paid executive officers (named executives), as well as the total compensation paid to each such individual for the Company's two prior fiscal years:

SUMMARY COMPENSATION TABLE

Long-Term Compensation
		Annual Compensation					Awards		Payouts
Name and Principal Position	Year	Salary	Bonus		Other Annual Compensation(1)		Restricted Stock Awards(2)	Stock Options/SARs	Long-Term Incentive Payouts	All Other Compensation(3)
Edward J. Richardson CEO and Chairman of the Board	2003 2002 2001	$436,980 436,295 419,165	$	— 38,600 354,680	$	— — —	— — —	— — —	$ — — —	$4,000 4,806 11,702
Bruce W. Johnson President and Chief Operating Officer	2003 2002 2001	391,263 372,397 351,318		80,575 — 119,705		— — —	$ 85,800 70,600 138,125	— 25,000 50,000	— — —	4,000 4,806 11,702
Dario Sacomani Senior Vice President and Chief Financial Officer	2003 2002 2001	258,462 — —		72,415 — —		— — —	150,003 — —	50,000 — —	— — —	4,000
William G. Seils Senior Vice President, General Counsel and Secretary	2003 2002 2001	209,142 201,098 193,433		70,014 68,461 111,996		— — —	— — —	— 13,950 15,000	— — —	4,000 4,806 11,702
Robert L. Prince Executive Vice President, Worldwide Sales	2003 2002 2001	205,250 193,615 183,565		73,806 68,951 93,994		— — —	— — —	— 15,000 15,000	— — —	4,000 4,806 11,702

(1) While officers enjoy certain perquisites, such perquisites do not exceed the lesser of $50,000 or 10% of such officer's salary and bonus except as shown.

(2) The restricted stock issued to Bruce W. Johnson vested within one year and that issued to Mr. Sacomani vests in three equal annual installments. The number of shares and fair market value of unvested restricted stock as of May 31, 2003 held by Mr. Johnson was 10,000 shares and $90,500, respectively, and Mr. Sacomani was 9,399 shares and $85,061, respectively. Holders of restricted stock are entitled to vote such shares and receive dividends.

(3) These amounts represent the Company's discretionary and 401(k) matching contributions to the Company's Profit Sharing Plan.

        The following table sets forth certain information concerning Options granted during fiscal 2003 to the named executives:

OPTION GRANTS IN LAST FISCAL YEAR

Name	Number of Securities Underlying Options Granted (1) (2)	% of Total Options Granted to Employees in FY03	Exercise or Base Price ($/sh)	Expiration Date	Fair Value at Grant Date(3)
Edward J. Richardson	—	—	$—	—	$—
Bruce W. Johnson	—	—	—	—	0
Dario Sacomani	50,000	100.0%	10.640	6/17/2012	227,619
William G. Seils	—	—	—	—	0
Robert L. Prince	—	—	—	—	0

(1) Options granted become exercisable in 3 annual installments, beginning June 17, 2003.

(2) Options granted under the option plan are exercisable for a period of up to ten years from the date of grant. Options terminate upon the Optionee's termination of employment with the Company, except under certain circumstances.

(3) The fair value of the option at the grant date was calculated using the Black-Scholes option-pricing mode, using the following assumptions: $.16 annual dividend per share, expected annual standard deviation of stock price of 50% and a risk-free interest rate of 4.0%.

        The following table summarizes options exercised during fiscal year 2003 and presents the value of the unexercised options held by the named executives at fiscal year end:

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR END OPTION VALUES
At May 31, 2003

	Options Exercised(2)		Number of Securities Underlying Unexercised Options held at Fiscal Year end		Value of Unexercised, In-the-money Options at Fiscal Year end(1)
Name	Shares Acquired	Value Realized
			Exercisable	Unexercisable	Exercisable	Unexercisable
Edward J. Richardson	—	$—	—	—	$—	$—
Bruce W. Johnson	—	—	131,000	39,000	165,550	39,050
Dario Sacomani	—	—	16,666	33,334	—	—
William G. Seils	10,000	21,080	65,580	18,370	66,000	—
Robert L. Prince	—	—	81,000	19,000	97,425	27,110

(1) Represents the difference between $9.050 per share (the closing price of the Company's common stock on May 31, 2003) and the exercise price of the options.

(2) The Company permits broker-assisted cashless exercise of options by all optionees, including executive officers.

Employment Agreements

        Bruce W. Johnson became the Company's President and Chief Operating Officer on November 12, 1996 pursuant to an agreement dated as of November 7, 1996, which provides for an annual base salary subject to adjustment in certain circumstances, and a bonus if the Company's earnings per share (excluding extraordinary charges) for the year exceeds its earnings per share for the prior fiscal year with the amount of such bonus, if any, determined by the Company's actual earnings per share performance in relation to the Company's budgeted earnings per share for the year. Mr. Johnson's cash bonus for fiscal year 2003 was $80,575. The agreement also provides for payments to Mr. Johnson for one year equal to his salary and bonus and other employee benefits if his employment is terminated under certain circumstances, including, without cause or from a change-in-control, or a breach by the Company. During his employment term and for two years after termination for any reason, Mr. Johnson is prohibited from contacting any individual or entity that was a customer or supplier of the Company during his last 12 months of employment with the Company.

        Pursuant to a 3-year Employment Agreement dated May 31, 2002, Dario Sacomani became the Company's Senior Vice President and Chief Financial Officer. Mr. Sacomani's annual base salary is $280,000, and he receives a bonus of up to 50% of his base salary if performance goals are met. 50% of the bonus is determined by the Company's earning performance and 50% is determined by Mr. Sacomani meeting goals for the year established by the Chief Executive Officer. Mr. Sacomani also received an option for 50,000 shares (with an exercise price equal to 100% of Fair Market Value on the date of grant) and a restricted stock award for 14,098 shares that will vest in equal amounts over the next three years. The agreement provides for payments to Mr. Sacomani for one year equal to his salary and bonus for the 12-month period prior to termination and immediate vesting of options and restricted stock awards in the event of termination of employment without cause or by Mr. Sacomani for certain specified reasons and if the termination by Mr. Sacomani occurs within 2 years of a change in control, the salary and bonus payment amount is doubled. The agreement also provides that Mr. Sacomani shall be a member of the Company's Board of Directors. During his employment term and, if Mr. Sacomani is terminated by the Company for cause or terminates his employment without good reason, for a period of one year after such termination, he is prohibited from competing against the Company.

        Robert L. Prince is employed pursuant to an Employment Agreement dated June 6, 2000 pursuant to which he receives a base salary reviewed annually and a bonus of 50% of his base salary if performance goals established annually by the Company are met. The agreement provides for payment to Mr. Prince for one year equal to his salary and bonus for the 12-month period prior to termination in the event of termination of employment without cause or by Mr. Prince within 180 days after a sale to or merger into another company or a change in control. During his employment term and for one year after termination for any reason, Mr. Price is prohibited from competing against the Company.

Director Compensation

        Directors who are not Company employees receive a quarterly fee of $3,000 and a fee of $500 for each Board or Committee meeting attended in person, plus travel expenses. Directors currently do not receive a fee for attending telephonic committee meetings. In addition, each current Non-Employee Director has received a grant of options to acquire 25,000 shares of the Company's Common Stock, upon election to the Board, at exercise prices ranging from $5.25 to $12.875 per share (the fair market value on the date of grant) under the Company's Stock Option Plan for Non-Employee Directors ("Directors' Plan"), or the Company's 1996 Stock Option Plan for Non-Employee Directors ("1996 Directors' Plan"). In addition, each current Non-Employee Director receives a grant of an option to acquire an additional 5,000 shares of the Company's Common Stock each April beginning at the later of 1996 or five years after first elected as a director at exercise prices ranging from $5.375 per share to $12.875 per share. Under the Director's Plan and the 1996 Directors' Plan, options are granted to any director of the Company who is not an officer or employee of the Company or any of its subsidiaries or affiliates and who has not been such for a period of one year prior to his first being elected to the Board ("Non-Employee Director"). Options issued under the Directors' Plan and 1996 Directors' Plan are intended to be non-qualified stock options, not entitled to special tax treatment under Section 422A of the Internal Revenue Code of 1986, as amended, from time to time. The Directors' Plan and the 1996 Directors' Plan are administered by the Board of Directors of the Company which has the sole responsibility for construing and interpreting said Plans. Each option granted is evidenced by an option agreement between the optionee and the Company and, subject to the provisions of the Directors' Plan or the 1996 Directors' Plan, contains such terms and conditions as may be approved by the Board. The purchase price of each share that may be purchased upon exercise of an option is the fair market value of the share on the date the option is granted. These options are exercisable for a period of approximately ten years. Under the Directors' Plan, any new "Non-Employee Director" elected or appointed was granted an option to purchase 25,000 shares of the Company's Common Stock on the date such director took office. All options granted under the Directors' Plan vest over a five-year period from the date of grant with 20% of the option shares becoming first exercisable on each anniversary of the grant date. The Directors' Plan was terminated with respect to future grants on April 10, 1996. Under the 1996 Directors' Plan, any new Non-Employee Director elected or appointed after April 30, 1996 is granted an option to purchase 25,000 shares of the Company's Common Stock on the date such director takes office. All such options granted to new Non-Employee Directors vest over a five-year period from the date of grant with 20% of the option shares becoming first exercisable on the anniversary of the grant date. On each April 30 (after April 30, 1996), which is on or after the fifth anniversary of a Non-Employee Director's initial election as a director, such director is granted an additional option for 5,000 shares (subject to adjustment). Unless earlier terminated by the Board, the 1996 Directors' Plan shall terminate on June 1, 2006. The Directors' Plan and the 1996 Directors' Plan provide, among other things, that the option of any optionee, whose status as a director terminates because of retirement, or removal from the Board within one year after a change of control (as defined in the Directors' Plan and 1996 Directors' Plan), shall become fully exercisable with respect to all shares covered thereby and not previously purchased upon exercise of the option and shall remain fully exercisable until the option expires by its terms. Mr. Allen has non-qualified stock options for 11,781 shares of Common Stock and 11,782 shares of Class B Common Stock at an exercise price of $12.95 per share and received $14,000 for his services in fiscal year 2003.

        Mr. Allen has been a management consultant and presently provides management consulting services to the Company. In fiscal 2003, he received payments of $14,000 from the Company. The Company expects to continue to retain Mr. Allen as a management consultant in fiscal 2004.

Compensation Committee Interlocks and Insider Participation

        The members of the Compensation Committee are Jacques Bouyer, Scott Hodes and Samuel Rubinovitz. The members of the Stock Option Committee are Jacques Bouyer and Samuel Rubinovitz. Mr. Hodes is a partner at the law firm of McGuire Woods Ross & Hardies, which firm provided legal services to the Company in fiscal 2003 and is expected to provide such services in fiscal 2004.

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

Equity Compensation Plan Information

        The following table sets forth information as of May 31, 2003, with respect to compensation plans which equity securities of the Company are authorized for issuance:
Plan Category	Number of Securities to be Issued Upon Exercise of outstanding Options, Warrants and Rights		Weighted Average Per Share Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity Compensation Plans Approved by Security Holders	1,759,387		$9.25		954,023
Equity Compensation Plans Not Approved by Security Holders	23,563	(1)	$12.95	(1)	5,939	(2)
Total	1,782,950		$9.30		959,962

(1) The Company has issued options pursuant to a contract to Arnold Allen, former President of the Company (see "Election of Directors—Directors Compensation" page 10).

(2) The Company has also established The Florence Richardson Award pursuant to which annually one employee of the Company selected by a committee of employees for outstanding achievement to receive an award of shares of Common Stock of the Company having a market value of $5,000.

     The number of securities remaining available for future issuance under the Company's Incentive Compensation Plans and Employee Stock Purchase Plan were 2,672,000 and 16,000, respectively, at May 31, 2003

Item 13. Certain Relationships and Related Transactions

            Information concerning certain relationships and related transactions is contained in the Company’s Proxy Statement to be used in connection with its Annual Meeting of Stockholders scheduled to be held October 15, 2003, under the caption "ELECTION OF DIRECTORS - Information Relating to Directors, Nominees and Executive Officers," and “Executive Compensation – Certain Transactions” which information is incorporated herein by reference.

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

                                                                      PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8‑K

            (a) The following consolidated financial statements of the registrant and its subsidiaries included in Item 8. of the amended Form 10-K/A are incorporated herein by reference:

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

            (b)        REPORTS ON FORM 8-K.

                 Form 8-K dated March 25, 2003 reporting Richardson's Third Quarter Fiscal 2003 Earnings

                 Form 8-K dated April 8, 2003 announcing Richardson's Fourth Quarter Fiscal 2003 dividend

                 Form 8-K dated July 15, 2003 reporting Richardson's fiscal year-end 2003 results

                 Form 8-K dated July l6, 2003 announcing Richardson's First Quarter Fiscal 2004 dividend

                 Form 8-K dated August 22, 2003 announcing appointment of KPMG, LLP as Richardson’s independent auditor.

(c) EXHIBITS		Filing Method
3(b)	By‑laws of the Company, as amended, incorporated by reference to Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1997.	NA
4(a)

Restated Certificate of Incorporation of the Company, incorporated by reference to Appendix B to the Proxy Statement / Prospectus dated November 13, 1986, incorporated by reference to the Company’s Registration Statement on Form S‑4, Commission File No. 33‑8696.

NA
4(b)

Specimen forms of Common Stock and Class B Common Stock certificates of the Company incorporated by reference to Exhibit 4(a) to the Company’s Registration Statement on Form S‑1, Commission File No. 33‑10834.

NA
4(c)

Indenture dated December 15, 1986 between the Company and Continental Illinois National Bank and Trust Company of Chicago, as Trustee, for 7¼% Convertible Subordinated Debentures due December 15, 2006 (including form of 7¼% Convertible Subordinated Debentures due December 15, 2006), incorporated by reference to Exhibit 4(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1987.

NA
4(c)(1)

First Amendment to Indenture between the Company and First Trust National Association, as successor trustee to Continental Illinois National Bank and Trust Company of Chicago dated February 18, 1997, incorporated by reference to Exhibit 4(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1997.

NA
4(d)

Indenture dated December 16, 1996 between the Company and American National Bank and Trust Company, as Trustee, for 8¼% Convertible Senior Subordinated Debentures due June 15, 2006 (including form of 8¼% Convertible Senior Subordinated Debentures due June 15, 2006), incorporated by reference to Exhibit 10 of the Company’s Schedule 13E-4 dated December 18, 1996.

NA
10(a)

The Corporate Plan for Retirement
The Profit Sharing / 401(k) Plan
Fidelity Basic Plan Document No. 07 effective June 1, 1996, incorporated by reference to Exhibit 10(d) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1996 *.

NA
10(a)(1)

Amendment to the Company’s Employees’ Profit Sharing Plan and Trust Agreement, incorporated by reference to Exhibit 10(a)(1) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2003, filed with the SEC August 29, 2003.*

NA
10(b)

The Company’s Amended and Restated Employees’ Incentive Stock Option Plan effective April 8, 1987, incorporated by reference to Exhibit 10(m) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1987.*

NA
10(b)(1)

First Amendment to the Company’s Amended and Restated Employees’ Incentive Stock Option Plan effective April 11, 1989, incorporated by reference to Exhibit 10(l)(1) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1989.*

NA
10(b)(2)

Second Amendment to the Company’s Amended and Restated Employees Incentive Stock Option Plan dated July 30, 1991, incorporated by reference to Exhibit 10(l)(2) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1991.*

NA
10(b)(3)

Third Amendment to the Company’s Amended and Restated Incentive Stock Option Plan dated August 15, 1996, incorporated by reference to Exhibit 10(e)(3) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1996.*

NA
10(c)

The Company’s Employees 1996 Stock Purchase Plan, incorporated by reference to Exhibit A of the Company’s Proxy Statement dated September 3, 1996 for its Annual Meeting of Stockholders held on October 1, 1996.*

NA
10(d)

Employees Stock Ownership Plan, effective as of June 1, 1987, restated effective as of June 1, 1989, as amended July 14, 1994, incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10‑K for the fiscal year ended May 31, 1994.*

NA
10(d)(1)

Amendment No. 1 to Employees Stock Ownership Plan dated July 12, 1995, incorporated by reference to Exhibit 10(g)(1) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1995.*

NA
10(d)(2)

Second Amendment to Employees Stock Ownership Plan, dated April 10, 1996, incorporated by reference to Exhibit 10(h)(2) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1996.*

NA
10(d)(3)

Third Amendment to Employees Stock Ownership Plan, effective June 1, 1989, as amended and restated July 14, 1994, dated April 9, 1997 incorporated by reference to Exhibit 10(g)(3) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1998.*

NA
10(e)(1)	Employees 1999 Stock Purchase Plan, incorporated by reference to Exhibit 10(h) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1999.*	NA
10(e)(2)

Amendment to the Company’s Employees 1999 Stock Purchase Plan, incorporated by reference to Exhibit B to the Company’s Proxy Statement dated September 4, 2001, for its Annual Meeting of Stockholders held October 16, 2001.*

NA
10(f)

The Company’s Stock Option Plan for Non‑Employee Directors, effective August 1, 1999, incorporated by reference to Exhibit A to the Company’s Proxy Statement dated August 30, 1989 for its Annual Meeting of Stockholders held on October 18, 1989.*

NA
10(g)

The Company’s 1996 Stock Option Plan  for Non-Employee Directors, incorporated by reference to Exhibit C of the Company’s Proxy Statement dated September 3, 1996 for its Annual Meeting of Stockholders held on October 1, 1996.*

NA
10(h)

The Company’s Employees' Incentive Compensation Plan effective July 24, 1990, incorporated by reference to Exhibit A to the Company’s Proxy Statement dated August 31, 1990 for its Annual Meeting of Stockholders held on October 9, 1990.*

NA

10(h)(1)

First Amendment to Employees Incentive Compensation Plan dated July 30, 1991, incorporated by reference to Exhibit 10(p)(1) to the Company’s Annual Report on Form 10‑K for the fiscal year ended May 31, 1991.*

NA
10(h)(2)

Second Amendment to Employees Incentive Compensation Plan dated August 15, 1996, incorporated by reference to Exhibit 10(k)(2) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1996.*

NA
10(i)

The Company’s Employees’ 1994 Incentive Compensation Plan, incorporated by reference to Exhibit A to the Company’s Proxy Statement dated August 31, 1994 for its Annual Meeting of Stockholders held on October 11, 1994.*

NA
10(i)(1)

First Amendment to the Company’s Employees’ 1994 Incentive Compensation Plan dated August 15, 1996, incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1996.*

NA
10(j)

The Company’s Employees 1996 Incentive Compensation Plan, incorporated by reference to Exhibit B of the Company’s Proxy Statement dated September 3, 1996 for its Annual Meeting of Stockholders held on October 1, 1996.*

NA
10(k)

The Company’s Employees 1998 Incentive Compensation Plan, incorporated by reference to Exhibit A of the Company’s Proxy Statement dated September 3, 1998 for its Annual Meeting of Stockholders held on October 6, 1998.*

NA
10(l)

Letter dated April 1, 1993 between the Company and Arnold R. Allen regarding Mr. Allen's engagement as consultant by the Company, incorporated by reference to Exhibit 10(i)(2) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1993.*

NA
10(m)

Employment, Nondisclosure and Non-Compete Agreement dated June 1, 1998 between the Company and Flint Cooper, incorporated by reference to Exhibit 10(p) to the Company’s Annual Report on Form 10-K for the fiscal year ended on May 31, 1998.*

NA
10(n)

Employment, Nondisclosure and Non-Compete Agreement dated June 6, 2000 between the Company and Robert  Prince, incorporated by reference to Exhibit 10(n) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2003, filed with the SEC August 29, 2003.*

NA
10(o)

Agreement dated August 6, 2002 between the Company and William J. Garry, incorporated by reference to Exhibit 10(hh) of the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2002.*

NA
10(p)	Employment and Bonus Agreement dated November 7, 1996 between the Company and Bruce W. Johnson, incorporated by reference to Exhibit 9 of the Company’s Schedule 13 E-4 dated December 18, 1996.*	NA
10(q)

Employment Agreement dated May 10, 1993, as amended March 23, 1998, between Richardson Electronics Italy s.r.l. and Pierluigi Calderone, incorporated by reference to Exhibit 10(d) of the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1998.*

NA
10(r)

Employment, Nondisclosure and Non-Compete Agreement dated September 26, 1999 between the Company and Murray Kennedy, incorporated by reference to Exhibit 10(w) of the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2000.*

NA
10(s)

Employment, Nondisclosure and Non-Compete Agreement dated November 22, 1999 between the Company and Gregory Peloquin, incorporated by reference to Exhibit 10(x) of the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2000.*

NA
10(t)

Employment, Nondisclosure and Non-Compete Agreement dated May 30, 2000 between the Company and Robert Heise, incorporated by reference to Exhibit 10(z) of the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2000.*

NA
10(u)

Employment, Nondisclosure and Non-Compete Agreement dated May 31, 2002 between the Company and Dario Sacomani, incorporated by reference to Exhibit 10(gg) of the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2002.*

NA
10(v)(1)

The Company’s Directors and Officers Executive Liability and Indemnification Insurance Policy renewal issued by Chubb Group of Insurance Companies - Policy Number 8125-64-60J ILL, incorporated by reference to Exhibit 10(v)(1) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2003, filed with the SEC August 29, 2003.

NA
10(v)(2)

The Company’s Directors and Officers Liability Insurance Policy issued by CNA Insurance Companies - Policy Number DOX600028634, incorporated by reference to Exhibit 10(v)(2) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2003, filed with the SEC August 29, 2003.

NA
10(v)(3)

The Company’s Excess Directors and Officers Liability and Corporate Indemnification Policy issued by St. Paul Mercury Insurance Company - Policy Number S12CM0138, incorporated by reference to Exhibit 10(v)(3) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2003, filed with the SEC August 29, 2003.

NA
10(w)

Distributor Agreement, executed August 8, 1991, between the Company and Varian Associates, Inc., incorporated by reference to Exhibit 10(d) of the Company’s Current Report on Form 8-K for September 30, 1991.

NA
10(w)(1)	Amendment dated September 30, 1991 between the Company and Varian Associates, Inc., incorporated by reference to Exhibit 10(e) of the Company’s Current Report on Form 8-K for September 30, 1991.	NA
10(w)(2)

First Amendment to Distributor Agreement between  Varian Associates, Inc. and the Company dated April 10, 1992, incorporated by reference to Exhibit 10(v)(5) of the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1992.

NA
10(w)(3)

Consent to Assignment and Assignment dated August 4, 1995 between the Company and Varian Associates, Inc., incorporated by reference to Exhibit 10(s)(4) of the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1995.

NA
10(x)

Trademark License Agreement dated May 1, 1991 between North American Philips Corporation and the Company, incorporated by reference to Exhibit 10(w)(3) of the Company’s Annual Report on Form 10‑K for the fiscal year ended May 31, 1991.

NA
10(y)

Agreement among Richardson Electronics, Ltd., Richardson Electronique S.A., Covelec S.A. (now known as Covimag S.A.), and Messrs. Denis Dumont and Patrick Pertzborn, delivered February 23, 1995, translated from French, incorporated by reference to Exhibit 10(b) to the Company’s Report on Form 8-K dated February 23, 1995.

NA

10 (aa)

Amended and Restated Revolving Credit Agreement, dated November 26, 2002, by and among the Company, Burtek Systems, Inc., Richardson Electronics Canada, Ltd., Richardson Electronics Limited, RESA, SNC, Richardson Electronique sNC, Richardson Electronics Iberica, S.A., Richardson Electronics GmbH, Richardson Electronics Benelux B.V., Richardson Sweden Holding AB, Richardson Electronics KK, Bank One, NA, London Branch, Bank One, NA, Canada Branch, Bank One, NA, Tokyo Branch and Bank One, NA, incorporated by reference to the Company’s Reports on Form 8-K dated December 18, 2002 and on Form 8-K dated December 9, 2002.

NA
10 (aa)(1)

First Amendment to Amended and Restated Revolving Credit Agreement, dated April 30, 2003, by and among the Company, Burtek Systems, Inc., Richardson Electronics Canada, Ltd., Richardson Electronics Limited, RESA, SNC, Richardson Electronique sNC, Richardson Electronics Iberica, S.A., Richardson Electronics GmbH, Richardson Electronics Benelux B.V., Richardson Sweden Holding AB, Richardson Electronics KK, Bank One, NA, London Branch, Bank One, NA, Canada Branch, Bank One, NA, Tokyo Branch and Bank One, NA., incorporated by reference to Exhibit 10(aa)(1) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2003, filed with the SEC August 29, 2003.

NA
10 (aa)(2)

Second Amendment to Amended and Restated Revolving Credit Agreement, dated April 30, 2003, by and among the Company, Burtek Systems, Inc., Richardson Electronics Canada, Ltd., Richardson Electronics Limited, RESA, SNC, Richardson Electronique sNC, Richardson Electronics Iberica, S.A., Richardson Electronics GmbH, Richardson Electronics Benelux B.V., Richardson Sweden Holding AB, Richardson Electronics KK, Bank One, NA, London Branch, Bank One, NA, Canada Branch, Bank One, NA, Tokyo Branch and Bank One, NA., incorporated by reference to Exhibit 10(aa)(2) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2003, filed with the SEC August 29, 2003.

NA
13

Annual Report to Stockholders for fiscal year ending May 31, 2003, incorporated by reference to Exhibit 13 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2003, filed with the SEC August 29, 2003.

NA
21	Subsidiaries of the Company, incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2003, filed with the SEC August 29, 2003.	NA
23	Consent of Independent Auditors.	E
31	Certifications pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002	E
32	Certifications pursuant to the Section 906 of the Sarbanes-Oxley Act of 2002	E

*	Indicates management contract or compensatory plan or arrangement

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RICHARDSON ELECTRONICS, LTD.

By: /s/ Edward J. Richardson Edward J. Richardson, Chairman of the Board and Chief Executive Officer	By: /s/ Dario Sacomani Dario Sacomani, Senior Vice President and Chief Financial Officer
Date: January 30, 2004