Form 10-Q/A
period 2003-08-30
RICHARDSON ELECTRONICS LTD/DE
filed 2004-01-30
CIK 355948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A

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

RICHARDSON ELECTRONICS, LTD.

EXPLANATORY NOTE

     Richardson Electronics, LTD (the "Company") is filing this amendment to its Quarterly Report on Form 10-Q for the quarterly period ended August 30, 2003, originally filed October 14, 2003, to reflect certain adjustments to restate the Company's financial statements.
     The Company identified an accounting error that occurred in a foreign subsidiary, which affected previously reported interest expense for the prior seven quarters beginning quarter ended February 29, 2002. The correction of the error, which aggregated to $738,000, is presented as a restatement of these prior periods. The restatement decreased net income before cumulative effect of accounting change for the first quarter of fiscal 2004 and 2003 from $506,000 and $284,000 to $392,000 and $166,000, respectively. This Form 10-Q/A contains changes to the Condensed Consolidated Balance Sheets, the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Cash Flows, as well as the Notes to Condensed Consolidated Financial Statements, to reflect this restatement. The Company has filed an amended Form 10-K/A for fiscal 2003, which increased interest expense reported in those periods.
      This amendment to the original Form 10-Q amends and restates the original Form 10-Q in its entirety, but does not reflect events occurring after the original filing of the Form 10-Q. All information contained in this amendment and the original Form 10-Q is subject to updating and supplementing as provided in the periodic reports filed subsequent to the original filing date with the Securities and Exchange Commission.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RICHARDSON ELECTRONICS, LTD
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of

	August 30,	May 31,
(in thousands, except per share amounts, as restated (See Note B))	2003	2003

	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$17,383	$16,874
Receivables, less allowance of $3,618 and $3,350	85,115	85,355
Inventories	93,628	95,896
Prepaid expenses	6,776	6,919
Deferred income taxes, net	18,765	19,401

Total current assets	221,667	224,445

Property, plant and equipment, net	30,665	31,088
Goodwill and intangible assets	5,971	6,129
Other assets	3,398	3,269

Total assets	$261,701	$264,931

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$28,691	$23,660
Accrued liabilities	18,783	17,421
Current portion of long-term debt	46	46

Total current liabilities	47,520	41,127

Long-term debt	134,592	138,396
Deferred income taxes, net	6,883	5,269
Other non-current liabilities	-	5,049

Total liabilities	188,995	189,841

Stockholders’ Equity
Common stock ($.05 par value; issued 12,273 shares at August 30, 2003 and 12,258 shares at May 31, 2003)	614	613
Class B common stock, convertible ($.05 par value; issued 3,207 shares at August 30, 2003 and May 31, 2003)	160	160
Preferred stock ($1.00 par value; no shares issued)	-	-
Additional paid-in capital	92,083	91,962
Common stock in treasury, at cost (1,505 shares at August 30, 2003 and 1,506 shares at May 31, 2003)	(8,919)	(8,922)
Retained earnings	5,926	6,079
Unearned compensation	(448)	(541)
Accumulated other comprehensive loss	(16,710)	(14,261)

Total stockholders’ equity	72,706	75,090

Total liabilities and stockholders' equity	$261,701	$264,931

See notes to condensed consolidated financial statements.

RICHARDSON ELECTRONICS, LTD
CONDENSEDCONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE-MONTH PERIODS ENDED AUGUST 30, 2003 AND AUGUST 31, 2002

	Three months ended

(unaudited, in thousands, except per share amounts, as restated (See Note B))	August 30, 2003	August 31, 2002

Net sales	$119,306	$108,614
Cost of products sold	90,191	81,460

Gross margin	29,115	27,154

Selling, general and administrative expenses	25,845	24,246

Operating income	3,270	2,908
Other (income) expense
Interest expense	2,547	2,596
Other, net	47	(14)

Total other (income) expense	2,594	2,582

Income before income taxes and cumulative effect of accounting change	676	326
Income taxes	284	160

Net income before cumulative effect of accounting change	392	166
Cumulative effect of accounting change, net of tax (Note E)	-	(17,862)

Net income (loss)	$392	$(17,696)

Net income (loss) per share - basic:
Net income per share before cumulative effect of accounting change	$0.03	$0.01
Cumulative effect of accounting change, net of tax (Note E)	-	(1.30)

Net income (loss) per share	$0.03	$(1.29)

Average shares outstanding	13,925	13,729

Net income (loss) per share - diluted:
Net income per share before cumulative effect of accounting change	$0.03	$0.01
Cumulative effect of accounting change, net of tax (Note E)	-	(1.30)

Net income (loss) per share	$0.03	$(1.29)

Average shares outstanding	14,201	13,729

Dividends per common share	0.04	0.04

Statement of comprehensive income (loss):
Net income (loss)	$392	$(17,696)
Foreign currency translation	(2,630)	(2)
Fair value adjustments - cash flow hedges	181	(276)

Comprehensive income (loss)	$(2,057)	$(17,974)

See notes to condensed consolidated financial statements.

RICHARDSON ELECTRONICS, LTD
CONDENSEDCONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE-MONTH PERIODS ENDED AUGUST 30, 2003 AND AUGUST 31, 2002

(unaudited, in thousands, as restated (See Note B))	Three months ended

	August 30, 2003	August 31, 2002

OPERATING ACTIVITIES
Net income (loss)	$392	$(17,696)
Non-cash charges to income (loss):
Depreciation	1,492	1,366
Amortization of intangibles and financing costs	75	40
Income taxes	284	(119)
Goodwill impairment charge	-	17,862
Other, net	528	520

Total non-cash charges	2,379	19,669

Changes in working capital, net of effects of currency translation:
Accounts receivable	(1,857)	2,348
Inventories	955	(1,835)
Other current assets	(33)	(386)
Accounts payable	6,128	(8,190)
Other liabilities	(1,474)	(2,405)

Net changes in working capital	3,719	(10,468)

Net cash provided by (used in) operating activities	6,490	(8,495)

FINANCING ACTIVITIES
Proceeds from borrowings	6,000	11,523
Payments on debt	(8,349)	(6,953)
Proceeds from stock issuance	122	21
Cash dividends	(546)	(1,073)

Net cash (used in) provided by financing activities	(2,773)	3,518

INVESTING ACTIVITIES
Capital expenditures	(1,270)	(1,513)
Earnout payment related to acquisitions	(726)	(764)
Other	-	(257)

Net cash used in investing activities	(1,996)	(2,534)

Effect of exchange rate changes on cash and cash equivalents	(1,212)	265
Net increase (decrease) in cash and cash equivalents	509	(7,246)
Cash and cash equivalents at beginning of period	16,874	15,296

Cash and cash equivalents at end of period	$17,383	$8,050

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
     For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A for the fiscal year ended May 31, 2003. Certain fiscal 2003 balances have been reclassified to confirm to the 2004 presentation.

     Note B - Restatement

     The Company identified an accounting error that occurred in a foreign subsidiary, which affected previously reported interest expense for the prior seven quarters beginning quarter ended February 29, 2002. The correction of the error, which aggregated to $738, is presented as a restatement of these prior periods. The restatement decreased net income before cumulative effect of accounting change for the first quarter of fiscal 2004 and 2003 from $506 and $284 to $392 and $166, respectively.

     Note C - Change in Accounting Principle

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

     Note G – Income Taxes

     The income tax provisions for the three-month periods ended August 30, 2003 and August 31, 2002 are based on the estimated annual effective tax rate of 42.0% and 49.1%, respectively. The difference between the effective tax rate and the U.S. statutory rate of 35% primarily results from the Company's geographic distribution of taxable income and losses, certain non-tax deductible charges, and the Company's foreign sales corporation benefit on export sales, net of state income taxes.

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

	First Quarter

	FY 2004	FY 2003

Numerator for basic and diluted EPS:
Net income before cumulative effect of accounting change	$392	$166
Cumulative effect of accounting change	-	(17,862)

Net income (loss)	$392	$(17,696)

Denominator:
Denominator for basic EPS
Weighted average common shares outstanding	13,925	13,729
Effect of dilutive securities:
Unvested restricted stock awards	39	-
Dilutive stock options	237	-

Shares applicable to diluted income (loss) per common share	14,201	13,729

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

	First Quarter

	FY 2004	FY 2003

Net income (loss), as reported	$392	$(17,696)
Add: Stock-based compensation expense included in reported net income (loss), net of tax	60	58
Deduct: Stock-based compensation expense determined under fair value-based method for all awards, net of taxes	(264)	(298)

Pro-forma net income (loss)	$188	$(17,936)

Income (loss) per share, basic and diluted:
Reported net income (loss)	$0.03	$(1.29)
Pro-forma compensation expense, net of taxes	(0.02)	(0.02)

Pro-forma net income (loss) per share	$0.01	$(1.31)

     Note J – Segment and Geographic Information

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

	First Quarter

	FY 2004	FY 2003

Sales - segments total	$116,916	$106,259
Other sales	2,390	2,355

Sales	$119,306	$108,614

Gross margin - segments total	$29,471	$27,332
Gross margin on other sales	(356)	(178)

Gross margin	$29,115	$27,154

Segment profit contribution	$17,099	$15,516
Gross margin on other sales	(356)	(178)
Regional selling expenses	(4,434)	(4,291)
Administrative expenses	(9,039)	(8,139)

Operating income	$3,270	$2,908

Segment assets	$178,293	$187,631
Cash and cash equivalents	17,383	8,050
Other current assets	25,541	20,879
Net property	30,665	29,060
Other assets	9,819	13,373

Total assets	$261,701	$258,993

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
     The Company improved its liquidity during the quarter with cash flows from operations of $6.5 million and a reduction in long-term debt of $3.8 million (partially driven by foreign currency translation). The Company’s continued focus on cost control resulted in selling, general and administrative expenses falling to 21.7% as a percentage of net sales from 22.4% in the prior quarter and 22.3% a year ago.
     During the second quarter of fiscal 2004, the Company identified an accounting error that occurred in its Swedish subsidiary which affected interest expense previously reported for the prior seven quarters in the aggregate amount of $738. The Company has filed amended Form 10-K/A for fiscal 2003, which increased interest expense reported in those periods (See Note B to Condensed Consolidated Financial Statements).
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

Interest and Other Expenses

     Compared to fiscal 2003, interest expense was flat at $2.5 million as both average borrowings levels and the weighted-average interest rate remained essentially the same compared to the prior year.
     Other expenses include a realized foreign exchange gain of $358 in fiscal 2004 and a realized foreign exchange loss of $45 in fiscal 2003. Also included in the Other expenses are a realized investment gain of $70 in 2004 and a realized investment loss of $67 in 2003. In 2004, the Company recorded a loss of $250 due to revaluation of fixed assets and an investment impairment loss of $180.

Net Results

     Net income for the first quarter of fiscal 2004 was $392, or $0.03 per share, compared to net income before cumulative effect of accounting change of $166, or $0.01 per share, in the first quarter of the prior year. The cumulative effect of accounting change included in the 2003 net results represents a goodwill and other intangible assets impairment charge in the amount of $17.9 million, net of taxes of $3.7 million. The impairment was recorded as a change in accounting principle in the first quarter of fiscal 2003. (See Note E to the Condensed Consolidated Financial Statements).

     Liquidity and Capital Resources

     Cash and cash equivalents were $17.4 million at August 30, 2003, an increase of $0.5 million from the beginning of the year. During the first quarter of fiscal 2004, the Company generated $6.5 million of cash from operating activities as working capital decreased $3.7 million, largely due to an increase in accounts payable of $6.1 million partially associated with extended terms on certain vendor stocking agreements.
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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

18

Preferability letter from KPMG, LLP re change in accounting principle, incorporated by reference to Exhibit 18 to the Company's original Quarterly Report on Form 10-Q for the period ended August 30, 2003

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

RICHARDSON ELECTRONICS

(Registrant)

Date: January 30, 2004	By: /s/ DARIO SACOMANI

Dario Sacomani Senior Vice President and Chief Financial Officer