Form 10-Q
period 2004-02-28
RICHARDSON ELECTRONICS LTD/DE
filed 2004-04-08
CIK 355948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended February 28, 2004
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

As of April 6, 2004, there were outstanding 12,514,986 shares of Common Stock, $.05 par value, inclusive of 1,495,955 shares held in treasury, and 3,171,320 shares of Class B Common Stock, $.05 par value, which are convertible into Common Stock on a share-for-share basis.

RICHARDSON ELECTRONICS, LTD.
QUARTERLY FINANCIAL REPORT

Page

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements	3
Condensed Consolidated Balance Sheets as of February 28, 2004 and May 31, 2003	3
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three- and Nine-Month Periods Ended February 28, 2004 and February 28, 2003	4
Condensed Consolidated Statements of Cash Flows for the Nine-Month Periods Ended February 28, 2004 and February 28, 2003	5
Notes to the Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3. Quantitative and Qualitative Disclosures About Market Risk	15
Item 4. Controls and Procedures	15

PART II - OTHER INFORMATION
Item 1. Legal Proceedings	15
Item 2. Change in Securities and Use of Proceeds	16
Item 3. Defaults upon Senior Securities	16
Item 4. Submission of Matters to a Vote of Security Holders	16
Item 5. Other Information	16
Item 6. Exhibits and Reports on Form 8-K	16

Signature	17

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RICHARDSON ELECTRONICS, LTD
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of

	February 28,	May 31,
(in thousands, except per share amounts)	2004	2003

	(unaudited)	(as restated,
		see Note B)
ASSETS
Current Assets
Cash and cash equivalents	$19,727	$16,874
Receivables, less allowance of $3,306 and $3,350	96,302	85,355
Inventories	93,207	95,896
Prepaid expenses	4,051	6,919
Deferred income taxes, net	20,506	19,401

Total current assets	233,793	224,445

Property, plant and equipment, net	30,747	31,088
Goodwill and intangible assets, net	5,891	6,129
Other assets	4,705	3,269

Total assets	$275,136	$264,931

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$30,724	$23,660
Accrued liabilities	21,122	17,421
Current portion of long-term debt	4,488	46

Total current liabilities	56,334	41,127

Long-term debt	127,455	138,396
Deferred income taxes, net	8,282	5,269
Other non-current liabilities	127	5,049

Total liabilities	192,198	189,841

Stockholders’ Equity
Common stock ($.05 par value; issued 12,500 shares at February 28, 2004 and 12,258 shares at May 31, 2003)	625	613
Class B common stock, convertible ($.05 par value; issued 3,171 shares at February 28, 2004 and 3,207 shares at May 31, 2003)	159	160
Preferred stock ($1.00 par value; no shares issued)	-	-
Additional paid-in capital	93,886	91,962
Common stock in treasury, at cost (1,496 shares at February 28, 2004 and 1,506 shares at May 31, 2003)	(8,864)	(8,922)
Retained earnings	8,026	6,079
Unearned compensation	(368)	(541)
Accumulated other comprehensive loss	(10,526)	(14,261)

Total stockholders’ equity	82,938	75,090

Total liabilities and stockholders' equity	$275,136	$264,931

See notes to condensed consolidated financial statements.

RICHARDSON ELECTRONICS, LTD
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE- AND NINE-MONTH PERIODS ENDED FEBRUARY 28, 2004 AND FEBRUARY 28, 2003

	Three months ended		Nine months ended

(unaudited, in thousands, except per share amounts)	February 28, 2004	February 28, 2003	February 28, 2004	February 28, 2003

		(as restated,		(as restated,
		see Note B)		see Note B)

Net sales	$127,338	$118,010	$374,695	$345,582
Cost of products sold	95,802	89,808	283,102	261,313

Gross margin	31,536	28,202	91,593	84,269

Selling, general and administrative expenses	27,101	25,451	78,441	74,155

Operating income	4,435	2,751	13,152	10,114
Other (income) expense
Interest expense	2,577	2,634	7,682	7,757
Other, net	365	224	252	390

Total other (income) expense	2,942	2,858	7,934	8,147

Income (loss) before income tax and cumulative effect of accounting change	1,493	(107)	5,218	1,967
Income tax	493	(5)	1,621	825

Income (loss) before cumulative effect of accounting change	1,000	(102)	3,597	1,142
Cumulative effect of accounting change, net of tax (Note E)	-	-	-	(17,862)

Net income (loss)	$1,000	$(102)	$3,597	$(16,720)

Income (loss) per share - basic:
Income (loss) per share before cumulative effect of accounting change	$0.07	$(0.01)	$0.26	$0.08
Cumulative effect of accounting change, net of tax (Note E)	-	-	-	(1.30)

Net income (loss) per share	$0.07	$(0.01)	$0.26	$(1.22)

Average shares outstanding	14,102	13,759	14,002	13,742

Income (loss) per share - diluted:
Income (loss) per share before cumulative effect of accounting change	$0.07	$(0.01)	$0.25	$0.08
Cumulative effect of accounting change, net of tax (Note E)	-	-	-	(1.28)

Net income (loss) per share	$0.07	$(0.01)	$0.25	$(1.20)

Average shares outstanding	14,560	13,759	14,374	13,989

Dividends per common share	$0.04	$0.04	$0.12	$0.12

Statement of comprehensive income (loss):
Net income (loss)	$1,000	$(102)	$3,597	$(16,720)
Foreign currency translation	2,149	2,124	2,803	380
Unrealized gain (loss) on investments	201	(90)	413	(293)
Fair value adjustments - cash flow hedges	174	(44)	519	(297)

Comprehensive income (loss)	$3,524	$1,888	$7,332	$(16,930)

See notes to condensed consolidated financial statements.

RICHARDSON ELECTRONICS, LTD
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE-MONTH PERIODS ENDED FEBRUARY 28, 2004 AND FEBRUARY 28, 2003

(unaudited, in thousands)	Nine months ended

	February 28, 2004	February 28, 2003

OPERATING ACTIVITIES
Net income (loss)	$3,597	$(16,720)
Non-cash charges to income (loss):
Depreciation	3,788	4,072
Amortization of intangibles and financing costs	225	201
Income tax provision	1,621	(66)
Goodwill impairment charge	-	17,862
Other, net	665	884

Total non-cash charges	6,299	22,953

Changes in working capital, net of effects of currency translation:
Accounts receivable	(8,864)	3,312
Inventories	4,324	(3,218)
Other current assets	(511)	(628)
Accounts payable	7,593	(6,980)
Other liabilities	1,753	(1,233)

Net changes in working capital	4,295	(8,747)

Net cash provided by (used in) operating activities	14,191	(2,514)

FINANCING ACTIVITIES
Proceeds from borrowings	29,105	29,538
Payments on debt	(36,713)	(23,847)
Proceeds from stock issuance	1,537	203
Cash dividends	(1,651)	(2,151)

Net cash provided by (used in) financing activities	(7,722)	3,743

INVESTING ACTIVITIES
Capital expenditures	(3,861)	(4,958)
Earnout payment related to acquisitions	(1,008)	(764)
Other	-	(407)

Net cash used in investing activities	(4,869)	(6,129)

Effect of exchange rate changes on cash and cash equivalents	1,253	1,471
Net increase (decrease) in cash and cash equivalents	2,853	(3,429)
Cash and cash equivalents at beginning of period	16,874	15,296

Cash and cash equivalents at end of period	$19,727	$11,867

See notes to condensed consolidated financial statements.

RICHARDSON ELECTRONICS, LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

     Note A – Basis of Presentation

     The accompanying unaudited Consolidated Financial Statements (Statements) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments necessary for a fair presentation of the results of interim periods have been made and such adjustments were of a normal and recurring nature. The results of operations and cash flows for the three- and nine-month periods ended February 28, 2004 are not necessarily indicative of the results that may be expected for the year ended May 31, 2004.
     For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A for the fiscal year ended May 31, 2003. Certain fiscal 2003 balances have been reclassified to conform to the fiscal 2004 presentation.

     Note B - Restatement

     The Company identified an accounting error in a foreign subsidiary which affected previously reported interest expense for seven quarters beginning with the third quarter of fiscal 2002 and ending with the first quarter of fiscal 2004. The correction of the error, which aggregated to $738, is presented as a restatement of these prior periods. The restatement increases diluted earnings per share to $0.15 for the second quarter of fiscal 2004 versus the $0.11 published in the December 18, 2003 earnings release. The Company filed Form 10-K/A for fiscal 2003 and Form 10-Q/A for the first quarter of fiscal 2004 on January 30, 2004 to reflect these changes.
     A reconciliation of reported net income (loss) to amended net income (loss), including the additional interest expense for the affected quarters, is provided in the following table:

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

     Note C - Change in Accounting Principle

     At February 28, 2004, the Company’s worldwide inventories were stated at the lower of cost or market using the first-in, first-out (FIFO) method. Effective June 1, 2003, the North American operations, which represent a majority of the Company’s operations and approximately 76% of the Company’s inventories, changed from the last-in, first-out (LIFO) method to the FIFO method. All other inventories were consistently stated at the lower of cost or market using the FIFO method. The Company believes that the FIFO method is preferable because it provides a better matching of revenue and expenses. The accounting change was not material to the financial statements for any of the periods presented, and accordingly, no retroactive restatement of prior years’ financial statements was made.  Inventories include material, labor and overhead associated with such inventories.

     Note D – Restructuring Charges

     As a result of the Company's fiscal 2003 restructuring initiative, a restructuring charge, including severance and lease termination costs of $1,730, was recorded in selling, general and administrative expenses for the year ended May 31, 2003. Severance costs of $328 were paid in fiscal 2003 with the remaining balance payable in fiscal 2004. The following table depicts the amounts associated with the activity related to the restructuring initiative through February 28, 2004:

	Restructuring	Paid		Unpaid
	liability	through	Reversal	balance as of
	May 31, 2003	February 28, 2004	of accrual	February 28, 2004

Employee severance and related costs	$1,192	$891	$292	$9
Lease termination costs	210	-	210	-

Total	$1,402	$891	$502	$9

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

     The table below provides changes in the carrying values of goodwill and intangible assets not subject to amortization by reportable segment:

	Goodwill and intangible assets not subject to amortization

	RFWC	IPG	SSD	DSG	Total

Balance at May 31, 2003	$-	$882	$1,714	$2,959	$5,555
Modification of earnout payment	-	-	-	(58)	(58)
Foreign currency translation	-	7	46	-	53

Balance at February 28, 2004	$-	$889	$1,760	$2,901	$5,550

     Intangible assets subject to amortization as of February 28, 2004 and May 31, 2003 are as follows:

	February 28, 2004		May 31, 2003

	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Intangible assets subject to amortization:
Deferred financing costs	$2,192	$1,863	$2,191	$1,647
Patents, trademarks and customer lists	470	458	478	448

Total	$2,662	$2,321	$2,669	$2,095

     Amortization expense for the third quarter and nine months is as follows:

	Amortization expense for the

	Third Quarter		Nine Months

	FY 2004	FY 2003	FY 2004	FY 2003

Intangible assets subject to amortization:
Deferred financing costs	$71	$56	$215	$191
Patents and trademarks	4	4	10	10

Total	$75	$60	$225	$201

     The amortization expense associated with the existing intangible assets subject to amortization is expected to be $299, $180, $75 and $20 in fiscal 2004, 2005, 2006, and 2007, respectively. The weighted average number of years of amortization expense remaining is 1.5.

     Note F – Warranties

     The Company offers warranties for specific products it manufactures. The Company also provides extended warranties for some products it sells that lengthen the period of coverage specified in the manufacturer’s original warranty. Terms generally range from one to three years.
     Warranty reserves are established for costs that are expected to be incurred after the sale and delivery of the products subject to warranty. Such expected costs are accrued at the time revenue is recognized. The warranty reserves are determined based on known product failures, historical experience, and other currently available evidence. The reserve is included in "Accrued Liabilities" on the Condensed Consolidated Balance Sheets.
     Changes in the warranty reserve for the nine months ended February 28, 2004 were as follows:

Warranty
Reserve

Balance at May 31, 2003	$672
Accruals for products sold	369
Utilization	(76)

Balance at February 28, 2004	$965

     The increase in the warranty accrual represents warranties related to a new product offering by the Company's Display Systems Group beginning in the third quarter of fiscal 2003.

     Note G – Income Taxes

     The income tax provisions for the nine-month periods ended February 28, 2004 and 2003 are based on the estimated annual effective tax rate of 31.1% and 41.9%, respectively. The difference between the effective tax rate and the U.S. statutory rate of 35% primarily results from the Company's geographic distribution of taxable income and losses, certain non-tax deductible charges, and the Company's foreign sales corporation benefit on export sales, net of state income taxes.
     Income tax refund, net of foreign estimated tax payments, was $2,801 for the nine months ended February 28, 2004.

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

	Third Quarter		Nine Months

	FY 2004	FY 2003	FY 2004	FY 2003

Numerator for basic and diluted EPS:
Income (loss) before cumulative effect of accounting change	$1,000	$(102)	$3,597	$1,142
Cumulative effect of accounting change	-	-	-	(17,862)

Net income (loss)	$1,000	$(102)	$3,597	$(16,720)

Denominator:
Denominator for basic EPS
Weighted average common shares outstanding	14,102	13,759	14,002	13,742
Effect of dilutive securities:
Unvested restricted stock awards	31	-	35	49
Dilutive stock options	427	-	337	198

Shares applicable to diluted income (loss) per common share	14,560	13,759	14,374	13,989

     The effect of potentially dilutive stock options is calculated using the treasury stock method. Certain stock options are excluded from the calculations because the average market price of the Company's stock during the period did not exceed the exercise price of those options. For the three-month period ended February 28, 2004, there were 446 such options. However, some or all of the above mentioned options may be potentially dilutive in the future.

     Note I – Stock-Based Compensation

     The Company has stock-based compensation plans under which stock options are granted to key managers at the market price on the date of grant. Most of these new grants are fully exercisable after five years and have a ten-year life. Three such grants were issued during the nine months ended February 28, 2004.
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

	Third Quarter		Nine Months

	FY 2004	FY 2003	FY 2004	FY 2003

Net income (loss), as reported	$1,000	$(102)	$3,597	$(16,720)
Add: Stock-based compensation expense included in reported net income (loss), net of tax	74	76	193	198
Deduct: Stock-based compensation expense determined under fair value-based method for all awards, net of taxes	(279)	(316)	(805)	(917)

Pro-forma net income (loss)	$795	$(342)	$2,985	$(17,439)

Net income (loss) per share, basic:
Reported net income (loss)	$0.07	$(0.01)	$0.26	$(1.22)
Pro-forma compensation expense, net of taxes	(0.01)	(0.01)	(0.05)	(0.05)

Pro-forma net income (loss) per share	$0.06	$(0.02)	$0.21	$(1.27)

Net income (loss) per share, diluted:
Reported net income (loss)	$0.07	$(0.01)	$0.25	$(1.20)
Pro-forma compensation expense, net of taxes	(0.02)	(0.01)	(0.04)	(0.05)

Pro-forma net income (loss) per share	$0.05	$(0.02)	$0.21	$(1.25)

     Note J – Segment Information

     The marketing, sales, product management, and purchasing functions of the Company consist of four strategic business units (SBU’s): RF & Wireless Communications Group (RFWC), Industrial Power Group (IPG), Security Systems Division (SSD), and Display Systems Group (DSG).
     RFWC serves the expanding global RF and wireless communications market, including infrastructure and wireless networks, as well as the fiber optics market. The Company's team of RF and wireless engineers assists customers in designing circuits, selecting cost effective components, planning reliable and timely supply, prototype testing, and assembly. The group offers its customers and vendors complete engineering and technical support from the design-in of RF and wireless components to the development of engineered solutions for their system requirements.
     IPG serves the industrial market’s need for both vacuum tube and solid-state technologies. The group provides replacement products for systems using electron tubes as well as design and assembly services for new systems employing power semiconductors.  As electronic systems increase in functionality and become more complex, the Company believes the need for intelligent, efficient power management will continue to increase and drive power conversion demand growth.
     SSD is a global provider of closed circuit television, fire, burglary, access control, sound, and communication products and accessories for the residential, commercial, and government markets. The division specializes in closed circuit television design-in support, offering extensive expertise with applications requiring digital technology. SSD products are primarily used for security and access control purposes but are also utilized in industrial applications, mobile video, and traffic management.

     DSG is a global provider of integrated display products and systems to the public information, financial, point-of-sale, and medical imaging markets. The group works with leading hardware vendors to offer the highest quality liquid crystal display, plasma, cathode ray tube, and customized display monitors. DSG engineers design custom display solutions that include touch screens, protective panels, custom enclosures, specialized finishes, application specific software, and privately branded products.
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
     Accounts receivable, inventory, goodwill, and some intangible assets are identified by SBU. Cash, net property and other assets are not identifiable by SBU. Operating results for each SBU are summarized in the following table:

		Gross	Direct Operating		Goodwill and
	Sales	Margin	Contribution	Assets	Intangibles

Third Quarter
FY 2004
RFWC	$55,973	$13,162	$6,787	$81,052	$-
IPG	27,514	8,383	5,872	49,687	889
SSD	25,260	6,394	3,495	38,031	1,760
DSG	16,813	4,146	2,294	21,170	2,901

Total	$125,560	$32,085	$18,448	$189,940	$5,550

FY 2003
RFWC	$51,499	$11,293	$5,560	$86,699	$-
IPG	23,371	7,156	4,722	47,594	880
SSD	23,205	5,859	3,217	33,614	1,581
DSG	18,047	4,381	2,730	26,075	2,175

Total	$116,122	$28,689	$16,229	$193,982	$4,636

Nine Months
FY 2004
RFWC	$163,493	$37,190	$19,514	$81,052	$-
IPG	81,232	24,730	17,570	49,687	889
SSD	76,541	19,419	10,829	38,031	1,760
DSG	47,756	12,132	6,648	21,170	2,901

Total	$369,022	$93,471	$54,561	$189,940	$5,550

FY 2003
RFWC	$152,377	$34,079	$17,258	$86,699	$-
IPG	71,149	22,236	15,227	47,594	880
SSD	69,601	17,306	9,671	33,614	1,581
DSG	46,169	11,977	7,110	26,075	2,175

Total	$339,296	$85,598	$49,266	$193,982	$4,636

     Fiscal 2003 data has been reclassified to conform with the current presentation, which includes the reclassification of the broadcast tubes product line from RFWC to the IPG business unit. Fiscal 2003 quarterly sales for the broadcast tubes were $4,685, $4,625, $4,717, and $3,995 for the first, second, third, and fourth quarters, respectively.

     A reconciliation of sales, gross margin, direct operating contribution and assets to the relevant consolidated amounts follows. Freight, Medical Glassware business, Logistics business, and miscellaneous sales are included in "Other sales". "Other assets" primarily represent miscellaneous receivables, manufacturing and other inventories, intangible assets subject to amortization, and investments.

	Third Quarter		Nine Months

	FY 2004	FY 2003	FY 2004	FY 2003

Sales - segments total	$125,560	$116,122	$369,022	$339,296
Other sales	1,778	1,888	5,673	6,286

Sales	$127,338	$118,010	$374,695	$345,582

Gross margin - segments total	$32,085	$28,689	$93,471	$85,598
Gross margin on other sales	(549)	(487)	(1,878)	(1,329)

Gross margin	$31,536	$28,202	$91,593	$84,269

Segment profit contribution	$18,448	$16,229	$54,561	$49,266
Gross margin on other sales	(549)	(487)	(1,878)	(1,329)
Regional selling expenses	(4,693)	(4,388)	(13,624)	(12,776)
Administrative expenses	(8,771)	(8,603)	(25,907)	(25,047)

Operating income	$4,435	$2,751	$13,152	$10,114

Segment assets
	$189,940	$193,982
Cash and cash equivalents	19,727	11,867
Other current assets	24,557	21,212
Net property	30,747	30,588
Other assets	10,165	8,488

Total assets	$275,136	$266,137

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

     Note K – Recently Issued Pronouncements

     On December 23, 2003, the FASB issued FASB Statement No. 132 (Revised 2003), Employers' Disclosures about Pensions and Other Postretirement Benefits. This standard increases the existing GAAP disclosure requirements by requiring more details about pension plan assets, benefit obligations, cash flows, benefit costs, and related information. Companies will be required to segregate plan assets by category, such as debt, equity, and real estate, and to provide certain expected rates of return and other informational disclosures. Statement 132(R) also requires companies to disclose various elements of pension and postretirement benefit costs in interim-period financial statements for quarters beginning after December 15, 2003. The Company does not expect the new pronouncement to have a material impact on Company's disclosure requirements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (in thousands, except per share amounts and except where indicated)

     Third Quarter Overview

     In the quarter ended February 28, 2004, the Company posted sales of $127.3 million, which marked a record fiscal third quarter sales level for the Company and the seventh consecutive quarter of year-over-year sales growth. Net income for the quarter was $1,000 or $0.07 per share compared to a net loss of $102 or $0.01 per share a year ago as a 7.9% increase in sales and 90 basis point gross margin improvement was partially offset by a 6.5% increase in selling, general and administrative  (SG&A) expenses. The Company’s SG&A expenses represented 21.3% as a percentage of sales in the quarter compared to 19.9% in the prior quarter and 21.6% a year ago.
     The Company experiences moderate seasonality in its business and typically realizes lower sequential sales in its first and third quarters, reflecting decreased transaction volume in the summer and holiday months. In fiscal 2004, the sequential third quarter sales decline was 0.6% compared to a larger sales decline of approximately 3%, on average, since fiscal 1993.
     In the quarter, the Company reduced debt by $2.9 million to $131.9 million while cash was down $1.0 million to $19.7 million as operations continued to generate positive cash flows. A portion of the long-term debt in the amount of $4,403 was reclassified to current liabilities representing a sinking fund payment on the Company's 7 1/4 % debentures and remaining liability associated with the interest rate exchange agreements. The sinking fund payment had been reported as long-term debt in the Company's press release issued on March 23, 2004. Inventory, accounts receivable and accounts payable were up by $1.9 million, $2.4 million, and $1.2 million, respectively. Equity increased $3.8 million to $82.9 million primarily due to a favorable exchange rate impact, proceeds from stock option exercises, and positive earnings.
     During the second quarter, the Company identified an accounting error that occurred in its Swedish subsidiary which affected interest expense previously reported for the prior seven quarters in the aggregate amount of $738. On January 30, 2004, the Company filed amended Form 10-K/A for fiscal 2003 and Form 10-Q/A for the period ended August 30, 2003, which increased interest expense reported in those periods (See Note B to Condensed Consolidated Financial Statements).

     Results of Operations

Sales and Gross Margins

     Consolidated sales for the quarter ended February 28, 2004 increased $9.3 million or 7.9% from the prior year to $127.3 million. For the nine-month period, sales were up 8.4% to $374.7 million with increased demand across all SBUs and all geographic areas. Consolidated gross margin increased 90 basis points for the third quarter mainly driven by the increase in RFWC margins. Gross margin for the nine-month period was flat.
     Sales, percentage changes from the prior year, gross margins and gross margin percent of sales by SBU are summarized in the following table. Freight, Medical Glassware business (sold in fiscal 2002), Logistics business, and miscellaneous costs are included under the caption “Other.”
By Business Unit:
		SALES			GROSS MARGIN

	FY 2004	FY 2003	% Change	FY 2004	% of Sales	FY 2003	% of Sales

Third Quarter
RFWC	$55,973	$51,499	8.7%	$13,162	23.5%	$11,293	21.9%
IPG	27,514	23,371	17.7%	8,383	30.5%	7,156	30.6%
SSD	25,260	23,205	8.9%	6,394	25.3%	5,859	25.2%
DSG	16,813	18,047	(6.8)%	4,146	24.7%	4,381	24.3%
Other	1,778	1,888		(549)		(487)

Total	$127,338	$118,010	7.9%	$31,536	24.8%	$28,202	23.9%

Nine Months
RFWC	$163,493	$152,377	7.3%	$37,190	22.7%	$34,079	22.4%
IPG	81,232	71,149	14.2%	24,730	30.4%	22,236	31.3%
SSD	76,541	69,601	10.0%	19,419	25.4%	17,306	24.9%
DSG	47,756	46,169	3.4%	12,132	25.4%	11,977	25.9%
Other	5,673	6,286		(1,878)		(1,329)

Total	$374,695	$345,582	8.4%	$91,593	24.4%	$84,269	24.4%

     RFWC three month and nine months sales increased 8.7% and 7.3%, respectively, from fiscal 2003 levels, driven by strength in Network Access and Passive/Interconnect product lines partially offset by weakness in some specialty and Broadcast products. For nine months, the Network Access and Passive/Interconnect posted growth of 17.4% and 15.0% to $60.1 million and $31.1 million, respectively, compared to the prior year, associated with wireless product demand increases. RWFC gross margin was up 160 basis points for the quarter and 30 basis points for nine months led by the growth of higher margin Network Access and Passive/Interconnect products.
      IPG sales increased 17.7% and 14.2% for the quarter and nine months, respectively, amid continued strong broad-based demand for both power components and tube products. Power components were up 29% to $8.8 million for the quarter and 21% to $24.6 million for nine months. The tube businesses increased 13% to $18.7 million for the quarter and 12% to $56.7 million for nine months. Margins were essentially flat in the quarter and down 90 basis points for nine months primarily due to the exchange rate impact on the cost of certain tube products manufactured in Europe.
     SSD posted a strong quarter, with sales increasing 8.9% and margins increasing 10 basis points from a year ago, fueled by continued expansion of the North America business. For nine months, sales were up 10.0% while gross margins increased 50 basis points due to the impact of exchange rates partially offset by competitive pricing pressure.
     DSG sales declined 6.8% for the third quarter mainly due to the timing of project-based business for custom displays. Nine months sales were up 3.4% as Medical monitor sales increased by 20.6 % to $19.2 million. High margin legacy cathode ray tube products were down 24.2% to $2.6 million for the quarter and 10.9% to $7.9 million for nine months, negatively affecting gross margin.
     Sales, percentage change from the prior year, gross margin, and gross margin percent of sales by geographic area are summarized in the following table. Previously reported sales under the caption “Direct Export” and some of the "Corporate" sales were identified by geographic area and reclassified accordingly. The caption “Corporate” consists primarily of Freight and Corporate provisions.

By Geographic Area:
		SALES			GROSS MARGIN

	FY 2004	FY 2003	% Change	FY 2004	% of Sales	FY 2003	% of Sales

Third Quarter
North America	$68,423	$66,873	2.3%	$17,712	25.9%	$17,243	25.8%
Europe	29,163	26,521	10.0%	8,519	29.2%	7,374	27.8%
Asia/Pacific	23,630	18,759	26.0%	5,640	23.9%	4,397	23.4%
Latin America	5,429	4,997	8.6%	1,244	22.9%	1,263	25.3%
Corporate	693	860		(1,579)		(2,075)

Total	$127,338	$118,010	7.9%	$31,536	24.8%	$28,202	23.9%

Nine Months
North America	$199,556	$196,041	1.8%	$52,332	26.2%	$51,230	26.1%
Europe	86,105	75,453	14.1%	24,905	28.9%	20,708	27.4%
Asia/Pacific	71,120	56,690	25.5%	16,227	22.8%	13,200	23.3%
Latin America	15,106	15,033	0.5%	3,545	23.5%	4,054	27.0%
Corporate	2,808	2,365		(5,416)		(4,923)

Total	$374,695	$345,582	8.4%	$91,593	24.4%	$84,269	24.4%

     Sales in North America increased 2.3% in the third quarter and 1.8% for nine months as double-digit growth in Canada was offset by a decline in the U.S primarily due to a completion of a large wireless infrastructure project in the prior year.
     The Company had a strong quarter in Europe with sales growth of 10% from a year ago led by Italy where sales were up 57% to $5.2 million followed by Spain and France where sales grew by 13% and 17% to $3.1 million and $4.8 million, respectively. For nine months, sales were up 14.1% as all regions posted increases in sales partially due to the weakening US dollar.
     The Company posted a sales increase in Asia/Pacific of 26.0% in the quarter and 25.5% for nine months as sales in all regions grew in the nine-month period from fiscal 2003. The Company's quarterly sales in China more than doubled over last year to $6.0 million in the third quarter. The margins in China, however, are among the lowest in the area due to the high level of contract manufacturing and component sales, driving down the overall Asia/Pacific gross margin.
     In Latin America sales increased 8.6% in the quarter driving a nine-month sales increase of 0.5%. Sales in Mexico grew 19% to $5.3 million while sales in Brazil were down 4% to $6.2 million during the nine-month period.
     Fiscal 2004 gross margins by geographic area experienced significant fluctuations from an increase of 150 basis points in Europe to a decrease of 350 basis points in Latin America, principally resulting from changes in the sales mix.

Selling, General and Administrative (SG&A) Expenses

     For the three- and nine-month periods, SG&A expenses increased by $1,650 or 6.5% to $27.1 million and by $4.3 million or 5.8% to $78.4 million, respectively. This was primarily due to foreign currency translation as a result of the weakening US dollar, increased PeopleSoft implementation costs, and increased incentives on higher sales, partially offset by a reduction in the bad debt accrual. For nine months, SG&A as a percent of sales decreased to 20.9% compared to 21.5% a year ago, as the Company realized savings from the recent restructuring initiative and a reduction of past due account receivable balances resulting in lower bad debt expense.

Interest and Other Expenses

     For three- and nine-month periods, interest expense was relatively flat as both average borrowing levels and the weighted-average interest rate remained essentially the same compared to the prior year. Cash payments for interest were $8,488 for nine months ended February 28, 2004.
     Other, net included a foreign exchange loss of $445 for the three months and $21 for the nine months in fiscal 2004 compared to a foreign exchange loss of $178 for the three months and $435 for the nine months in fiscal 2003. Also included in Other, net for the nine-month period are net investment income of $189 in 2004 and net investment loss of $20 in 2003. In 2004, the Company recorded a loss of $308 due to a loss on disposition of fixed assets and an other-than-temporary investment impairment loss of $210.

Income Tax Provision

     The effective tax rate was 31.1% for the nine-month period of fiscal 2004 compared to 41.9% in fiscal 2003. The effective tax rate differs from the statutory rate of 35.0% primarily due to the impact of certain non-tax deductible charges, the Company's foreign sales corporation benefits on export sales, state taxes, and the tax impact of non-U.S. operations. As the Company restated fiscal 2003 results because of the accounting error in its Swedish subsidiary associated with the interest expense, no adjustment was made to the income tax provision since the Company does not believe it is more likely than not that the benefits of the foreign losses will be realized. As a result, there were significant fluctuations in the income tax rate in fiscal 2003 and the first half of fiscal 2004.
     Future effective tax rates could be adversely affected by lower than anticipated earnings in countries where the Company has lower statutory rates, changes in the valuation of certain deferred tax assets or liabilities, or changes in tax laws or interpretations thereof. In addition, the Company is subject to the examination of its income tax returns by the Internal Revenue Service and other tax authorities and regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for income taxes.

  Net Income (Loss)

     Net income for the third quarter of fiscal 2004 was $1,000 or $0.07 per share compared to a net loss of $102 or $0.01 per share a year ago. Net income for nine months of fiscal 2004 was $3,597, or $0.25 per share, compared to net income before cumulative effect of accounting change of $1,142, or $0.08 per share, in the nine months of the prior year. The cumulative effect of accounting change included in the 2003 net results represents a goodwill and other intangible assets impairment charge in the amount of $17.9 million, net of taxes of $3.7 million. The impairment was recorded as a change in accounting principle in the first quarter of fiscal 2003. (See Note E to the Condensed Consolidated Financial Statements).

     Liquidity and Capital Resources

     Cash and cash equivalents were $19.7 million at February 28, 2004, an increase of $2.9 million from the beginning of the year. During the first nine months of fiscal 2004, the Company generated $14.2 million of cash from operating activities. Working capital decreased $4.3 million, largely due to an increase in accounts payable of $7.6 million and decrease in inventory of $4.3 million partially offset by an $8.9 million accounts receivable increase.
     Inventory days were approximately 89 in the third quarter of fiscal 2004, compared with 97 days at the end of fiscal 2003. Inventory levels and the associated inventory turns reflect the Company's ongoing inventory management efforts. Inventory management remains an area of focus as the Company seeks to balance the need to maintain strategic inventory levels to ensure competitive lead times against the risk of inventory obsolescence because of rapidly changing technology and customer requirements.
     The Company has a multi-currency revolving credit facility agreement in the amount of $102.0 million that matures in September of 2005 and bears interest at applicable LIBOR rates plus a margin, varying with certain financial performance criteria. At February 28, 2004, the applicable margin was 225 basis points, $60.5 million was outstanding and $41.5 million was available under the total facility. The available amount was reduced to $17.8 million due to the borrowing base limitations.
     In the nine-month period of fiscal 2004, the Company reduced its debt by $6.5 million to $131.9 million as $7.6 million was paid down under the multi-currency credit facility partially offset by foreign currency exchange impact. The Company was in compliance with all debt covenants for the period ended February 28, 2004. Quarterly dividends of $0.04 per common share and $0.036 per class B common share in the total amount of $1,651 for nine months were offset by $1,537 in proceeds from the exercise of stock options by employees, resulting in net cash used in financing activities of $7.7 million.
     The Company spent approximately $3.9 million on capital projects during the nine months of fiscal 2004 primarily related to PeopleSoft development costs and ongoing investments in information technology infrastructure. Management estimates the capital expenditures to increase as the PeopleSoft implementation progresses. The $1,008 earnout payment represents a cash outlay associated with the Pixelink and Celti acquisitions as the business units achieved certain operating performance criteria.
     On March 12, 2004, the Company filed registration statement relating to a proposed exchange offer of convertible subordinated senior notes for all of the Company's outstanding 7 ¼ % and 8 ¼ % convertible debentures and a concurrent offering of 3,450 shares of the Company's common stock, including 450 shares that may be issued pursuant to the underwriters over-allotment option. Proceeds from the sale of the shares of common stock would be used to reduce the Company's indebtedness through the redemption of its outstanding 7 ¼ % and 8 ¼ % convertible debentures, which remain outstanding after the exchange offer, and the repayment of borrowings under its bank credit agreement. In connection with the exchange offer and the concurrent stock offering, the Company is required to obtain the consent and waiver from the lenders of certain covenants contained in the credit agreement. The Company has had discussions with the lenders concerning exchange offer and the concurrent offering of common stock and expects to finalize the necessary consent and waiver shortly. The registration statements relating to these securities have been filed with the Securities and Exchange Commission but have not yet become effective. These securities may not be sold nor may offers to buy be accepted prior to the time the registration statement covering such securities becomes effective. This report shall not constitute an offer to sell or the solicitation of an offer to buy, nor shall there be any sale of the securities in any State in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such State. Any offer of the securities will be made solely by means of the prospectus included in the applicable registration statement. No assurance can be given that the transactions will be successfully completed.

Special Note Regarding Forward-Looking Statements, Risk Factors and Analyst Reports

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
     In addition to the other information included in this quarterly report on Form 10-Q, investors should consider carefully numerous risks that effect the Company's business and the results of its operations. Some of these risks include, without limitation:
- recent operating and net losses of the Company and the possibility of future losses;
- significant investments in inventory, recent significant charges for inventory obsolescence and overstock, and the possibility of future charges;
- dependence on products designed and manufactured by others and the Company's ability to respond to anticipate changes in the marketplace;

- exposure to economic downturns and cyclical markets;
- significant debt that limits the Company's financial resources and ability to compete;
- factors beyond the Company's control that affect its ability to service its debt and meet its other obligations;
- any reduction in voting power of Edward J. Richardson that does not allow him to elect a majority of directors, which would cause a default under the Company's credit agreement;
- dependence on executive officers and other key personnel;
- restrictions in the credit agreement and indentures relating to outstanding convertible debentures; and
- intense competition in the Company's markets.
     For more discussion of such risks, see "Risk Factors" in the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 12, 2004.
     These risks are not exhaustive. Other sections of this report may include additional factors, which could adversely affect the Company's business and financial performance. Moreover, the Company operates in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on the Company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     For a description of the Company’s market risks, see “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management and Market Sensitive Financial Instruments” in the Company’s Annual Report on Form 10-K/A for the fiscal year ended May 31, 2003.

ITEM 4. CONTROLS AND PROCEDURES

     The Company maintains a set of disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. At the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including Chairman of the Board and Chief Executive Officer ("CEO") and Senior Vice President and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective.
     There have been no changes in the Company's internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS (in thousands, except where indicated)

     On December 20, 2002, the Company filed a complaint against Signal Technology Corporation in the United States District Court for the Northern District of Illinois, which the Company dismissed on February 27, 2003.  On February 14, 2003 Signal Technology filed a declaratory judgment suit against the Company in Superior Court, Boston, Massachusetts, and on March 4, 2003, the Company filed a complaint against Signal Technology Corporation in the Circuit Court of Cook County, Illinois.  On February 13, 2004, the Company dismissed its complaint in Circuit Court, Cook County, Illinois.  From November 6, 2000 through December 6, 2001, Signal Technology issued six purchase orders to purchase low-frequency amplifiers and other electronic components from the Company and subsequently refused to take delivery of the components.  The Company is claiming damages of approximately $2.0 million resulting from Signal Technology's refusal to take delivery.  Signal’s declaratory judgment suit in Massachusetts seeks a ruling that it has no liability to the Company, but Signal has not asserted any claim against the Company.
     The Company filed a complaint against Microsemi Corporation on February 13, 2004, in the Circuit Court of Kane County, Illinois.  Microsemi is a former supplier of electronic components to the Company.  From May through August, 2002, the Company sought to return certain components to Microsemi pursuant to the terms of a distribution agreement between Microsemi and the Company and Microsemi refused to accept the Company's return.  In this suit, the Company alleged breach of contract and seeks damages in excess of $814.

     In fiscal 2003, two customers of the Company's German subsidiary asserted claims against the Company in connection with heterojunction field effect transistors the Company sold to them. The Company acquired the heterojunction field effect transistors from the manufacturer pursuant to a distribution agreement.  The customers’ claims are based on the heterojunction field effect transistors not meeting the specification provided by the manufacturer. The Company has notified the manufacturer and the Company's insurance carrier of these claims.  Because the Company's investigation has not been completed, the Company is unable to evaluate the merits of these claims or the prospects of recovery from the manufacturer or insurance carrier.  The Company intends to vigorously defend these claims and, if it should have any liability arising from these claims, the Company intends to pursue its claims against the manufacturer and its insurer.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

      Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      Not applicable.

ITEM 4.  SUBMSSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      At the Annual Meeting of Stockholders held October 15, 2003, three proposals were submitted to a vote of the Company's stockholders: (1) the election of directors; (2) the Amendment to 1999 Stock Purchase Plan to increase the number of shares to the Plan by 100,000; (3) the appointment of KPMG LLP as independent auditors for fiscal year ending May 31, 2004. Shareholders present in person or by proxy holding shares representing a total of 42,073,949 votes out of a total 45,479,624 entitled to vote at the meeting were present, which was more than the number of votes necessary to constitute a quorum. The following table sets forth the results of the voting:

	Proposal	Number of affirmative votes	Withheld authority

1.	Election of directors:
	Edward J. Richardson	41,498,020	575,729
	Scott Hodes	40,763,376	1,310,373
	Samuel Rubinovitz	42,016,993	56,756
	Arnold R. Allen	41,496,920	576,829
	Jacques Bouyer	41,968,439	105,310
	Dario Sacomani	41,497,920	575,829
	Harold L. Purkey	42,019,023	54,726
	Ad Ketelaars	41,498,220	575,529
	Bruce W. Johnson	41,493,814	579,935
	John R. Peterson	42,019,023	54,726

	Proposal	For	Against	Abstain	Not voted

2.	Amendment to 1999 Stock Purchase Plan	38,898,802	60,086	1,993,161	1,121,770
3.	Appointment of KPMG LLP as independent auditors	42,013,609	51,993	8,347	N/A

      Each of the proposals set forth above received more than the required number of votes for approval and was therefore duly and validly approved by the stockholders.

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

(b) Reports on form 8-K

Form 8-K filed on 12/04/03 under Item 9 announcing date of fiscal 2004 second quarter conference call.
Form 8-K filed on 12/19/03 under Item 9 announcing fiscal 2004 second quarter results.
Form 8-K filed on 1/14/04 under Item 9 announcing Richardson's fiscal 2004 third quarter dividend.

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RICHARDSON ELECTRONICS, LTD

(Registrant)

Date: April 8, 2004	By: /s/ DARIO SACOMANI

Dario Sacomani Senior Vice President and Chief Financial Officer (on behalf of the Registrant and as Principle financial and accounting officer)