Form 10-K
RICHARDSON ELECTRONICS LTD/DE
filed 2004-08-11
CIK 355948

10K_FY2004.htm

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
	For the fiscal year ended	May 29, 2004
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
	For the transition period from		to

Commission File Number:		0-12906

RICHARDSON ELECTRONICS, LTD.
(Exact name of registrant as specified in its charter)

Delaware			36-2096643
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

40W267 Keslinger Road, P.O. Box 393			LaFox, Illinois 60147-0393
(Address of principal executive offices)

Registrant's telephone number, including area code:			(630) 208-2200

Securities registered pursuant to Section 12(b) of the Act:			None

Securities registered pursuant to Section 12(g) of the Act:			Common Stock, $0.05 Par Value

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

[X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

[X]

Yes

[   ]

No

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of November 28, 2003, was approximately $107,300,000.

As of August 4, 2004, there were outstanding 15,527,780 shares of Common Stock, $.05 par value, inclusive of 1,398,488 shares held in treasury, and 3,168,922 shares of Class B Common Stock, $.05 par value, which are convertible into Common Stock of the registrant on a share for share basis.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement dated September 3, 2004 for the Annual Meeting of Stockholders scheduled to be held October 12, 2004, which will be filed pursuant to Regulation 14(A), are incorporated by reference in Part III of this Report. Except as specifically incorporated herein by reference, the above mentioned Proxy Statement is not deemed filed as part of this report.

PART I

Item 1. Business

The Company

Richardson Electronics, Ltd. is a global provider of engineered solutions and a distributor of electronic components to the radio frequency, or RF, and wireless communications, industrial power conversion, security, and display systems markets. The Company is committed to a strategy of providing specialized technical expertise and value‑added products, which they refer to as "engineered solutions," in response to their customers' needs. The Company estimates that sales involving engineered solutions are in the range of approximately 50% of total sales, consisting of: products which they manufacture or modify; products which are manufactured to its specifications by independent manufacturers under its own private labels; and value added through design-in support, systems integration, prototype design and manufacturing, testing, and logistics for its customers' end products. The Company defines design-in support to be component modifications or the identification of lower-cost product alternatives or complementary products.

The Company’s products include RF and microwave components, power semiconductors, electron tubes, microwave generators, data display monitors, and electronic security products and systems. These products are used to control, switch or amplify electrical power or signals, or as display, recording or alarm devices in a variety of industrial, communication, and security applications.

The Company’s broad array of technical services and products supports both its customers and vendors.

Strategic Business Units

Richardson Electronics, Ltd. serves its customers through four strategic business units, each of which is focused on different end markets with distinct product and application needs. The four strategic business units are: RF and Wireless Communications Group; Industrial Power Group; Security Systems Division; and Display Systems Group.

Each strategic business unit has dedicated marketing, sales, product management and purchasing functions to better serve its targeted markets. The strategic business units operate globally, serving North America, Europe, Asia/Pacific, and Latin America.

Selected financial data attributable to each strategic business unit and geographic data for fiscal 2004, 2003, and 2002 is set forth in Note M of the notes to the consolidated financial statements and is incorporated by reference herein.

RF and Wireless Communications Group

The RF and Wireless Communications Group serves the expanding global RF and wireless communications market, including infrastructure and wireless networks, as well as the fiber optics market. The team of RF and wireless engineers assists customers in designing circuits, selecting cost effective components, planning reliable and timely supply, prototype testing, and assembly. The group offers its customers and vendors complete engineering and technical support from the design-in of RF and wireless components to the development of engineered solutions for their system requirements.

The Company expects continued growth in wireless applications as the demand for all types of wireless communication increases worldwide. The Company believes wireless networking and infrastructure products for a number of niche applications will require engineered solutions using the latest RF technology and electronic components, including: automotive telematics, which is the use of computers and telecommunications to provide wireless voice and data applications in motor vehicles; RF identification, which is an electronic data collection and identification technology for a wide range of products to transfer data between a movable item and a reader to identify, track, or locate items; and wireless local area networks.

In addition to voice communication, the Company believes the rising demand for high-speed data transmission will result in major investments in both system upgrades and new systems to handle broader bandwidth.

The Company supports these growth opportunities by partnering with many of the leading RF and wireless component manufacturers. A key factor in its ability to maintain a strong relationship with its existing vendors and to attract new vendors is its ability to supply them with worldwide demand forecasts for their existing products as well as products they have in development. The Company has developed internal systems to capture forecasted product demand by potential design opportunity based on ongoing dialogue between its sales team and its customers. The Company shares this information with its manufacturing suppliers to help them predict near and long-term demand and product life cycles. The Company has global distribution agreements with such leading suppliers as ANADIGICS, Anaren, HUBER+SUHNER, M/A-COM, Motorola, and WJ Communications. In addition, the Company has relationships with many niche RF and wireless suppliers to allow it to serve as a comprehensive RF and wireless resource.

The Company participates in most RF and wireless applications and markets in the world, focusing on infrastructure rather than consumer‑driven subscriber applications.

The following is a description of the Company’s RF and Wireless Communications Group's major product areas: RF and Microwave Devices—a wide variety of components, such as RF transistors, mixers, switches, amplifiers, oscillators, and RF diodes, which are used in infrastructure, wireless networking, and other related markets, such as broadcast, cable TV, cellular and personal communications service telephony, satellite, wireless local area networks, and various other wireless applications, including several newly developed products, designed to increase the ability to send and receive cellular signals from a defined area, such as an automobile, home office, or recreational vehicle. Interconnect Devices—passive components used to connect all types of electronic equipment including those employing RF technology. Fiber Optics—components including laser diodes, photo detectors, transamplifiers, and transceiver modules used in fiber optic communications for data communication and hybrid fiber coaxial and telecommunications markets. Digital Broadcast—components and assemblies used in a broad range of applications in the digital broadcast market, including satellite, transmission, and RF components.

Industrial Power Group

The Industrial Power Group provides engineered solutions for customers in the steel, automotive, textile, plastics, semiconductor manufacturing, and transportation industries. The Company’s team of engineers design solutions for applications such as motor speed controls, industrial heating, laser technology, semiconductor manufacturing equipment, radar, and welding. The group builds on its expertise in power conversion technology to provide engineered solutions to fit its customers' specifications using what the group believes are the most competitive components from industry‑leading vendors.

This group serves the industrial market's need for both vacuum tube and solid‑state technologies. The Company provides replacement products for systems using electron tubes as well as design and assembly services for new systems employing power semiconductors. As electronic systems increase in functionality and become more complex, the Company believes the need for intelligent, efficient power management will continue to increase and drive power conversion demand growth.

The Company represents leading manufacturers of electronic components used in industrial power applications. Among the suppliers the Company supports are Advanced Power Technology, Amerex, Cornell-Dubilier, CPI, Eimac, General Electric, International Rectifier, Jennings, Litton, Mitsubishi, NJRC, National, Powerex, Vishay Draloric and Wakefield.

The following is a description of the Company’s Industrial Power Group's major product areas: Power Semiconductors—solid‑state, high-frequency, high power products used in semiconductor manufacturing equipment, uninterruptible power supplies, medical radiation, and industrial heating applications. Silicon Controlled Rectifiers, Heat Sink Assemblies, and Power Semiconductor Modules—components used in many industrial control applications because of their ability to switch large amounts of power at high speeds. These silicon power devices are capable of operating at up to 4,000 volts at 2,000 amperes. High Voltage and Power Capacitors—devices used in industrial, avionics, medical, and broadcast applications for filtering, high-current bypass, feed-through capacitance for harmonic attenuation, pulse shaping, grid and plate blocking, tuning of tank circuits, antenna coupling, and energy discharge. Power Amplifier / Oscillator Tubes—vacuum or gas-filled tubes used in applications where current or voltage amplification and/or oscillation is required. Applications include induction heating, diathermy equipment, communications and radar systems, and power supplies for voltage regulation or amplification. Microwave Generators—devices that incorporate magnetrons, which are high vacuum oscillator tubes used to generate energy at microwave frequencies. The pulsed magnetron is primarily used to generate high-energy microwave signals for radar applications. Magnetrons are also used in vulcanizing rubber, food processing, packaging, wood / glue drying, in the manufacture of wafers for the semiconductor industry and other industrial heating applications such as microwave ovens and by the medical industry for sterilization and cancer therapy. Hydrogen Thyratrons—electron tubes capable of high speed and high voltage switching. They are used to control the power in laser and radar equipment and in linear accelerators for cancer treatment. Thyratrons and Rectifiers—vacuum or gas-filled tubes used to control the flow of electrical current. Thyratrons are used to control ignitrons, electric motor speed controls, theatrical lighting, and machinery such as printing presses and various types of medical equipment. Rectifiers are used to restrict electric current flow to one direction in power supply applications. Ignitrons—mercury pool tubes used to control the flow of large amounts of electrical current. Their primary applications are in welding equipment, power conversion, fusion research, and power rectification equipment.

Security Systems Division

The Security Systems Division is a global provider of closed circuit television, fire, burglary, access control, sound, and communication products and accessories for the residential, commercial, and government markets. The unit specializes in closed circuit television design-in support, offering extensive expertise with applications requiring digital technology. The Company’s products are primarily used for security and access control purposes but are also utilized in industrial applications, mobile video, and traffic management.

The security systems industry is rapidly transitioning from analog to digital imaging technology. The Company is positioned to take advantage of this transition through its array of innovative products and solutions marketed under the Company’s National Electronics™, Capture™, AudioTrak™, and Elite National Electronics™ brands, including advanced equipment such as digital video recorders, Internet‑based amplifiers, covert cameras, speed dome cameras, and telephone‑control‑based closed circuit television systems. The Company expects to gain additional market share by marketing itself as a value‑added service provider and partnering with its other strategic business units to develop customized solutions as the transition to digital technology continues in the security industry.

The Company supports its customer base with products from more than 100 manufacturers including such well-known names as Aiphone, Panasonic, Paradox, Pelco, Sanyo, and Sony, as well as our own private label brands, National Electronics™, Capture™, AudioTrak™and Elite National Electronics™.

The following is a description of the Company’s Security Systems Division's major product areas: Closed Circuit Television—products used in surveillance applications and for monitoring hazardous environments in the workplace. Products include: cameras, lenses, cathode ray tube and liquid crystal display monitors, multiplexers, time lapse recorders, computerized digital video recorders, Internet‑based video servers, and accessories. Burglar and Fire Alarms—devices used to detect the presence of smoke, fire, or intrusion, and communicate information both to occupants and to a central monitoring station. Access Control—hardware‑based and software‑based solutions used to prevent, monitor and/or control access. Commercial Sound Systems—sound reproduction components used in background music, paging, and telephonic interconnect systems.

Display Systems Group

The Display Systems Group is a global provider of integrated display products and systems to the public information, financial, point-of-sale, and medical imaging markets. The group works with leading hardware vendors to offer the highest quality liquid crystal display, plasma, cathode ray tube, and customized display monitors. The group’s engineers design custom display solutions that include touch screens, protective panels, custom enclosures, specialized finishes, application specific software, and privately branded products.

The medical imaging market is transitioning from film-based technology to digital technology. The Company’s medical imaging hardware partnership program allows it to deliver integrated hardware and software solutions for this growing market by combining the Company’s hardware expertise in medical imaging engineered solutions with its software partners' expertise in picture archiving and communications systems. Through such collaborative arrangements, the Company is able to provide integrated workstation systems to the end user.

The Company’s legacy business, replacement cathode ray tubes, continues to be an important market. The Company achieved success in supplying replacement cathode ray tubes by developing an extensive cross‑reference capability. This database, coupled with custom mounting hardware installed by the Company, enables it to provide replacement tubes for more than 200,000 models.

The Company has long-standing relationships with key manufacturers including 3M, BarcoView, Clinton Electronics, IBM, Intel, NEC/Mitsubishi Displays, Panasonic Industrial, Philips-FIMI, Planar Systems, Siemens Displays, and Sony. The Company believes these vendor relationships give it a well balanced and technologically advanced line of products.

The Company has design and integration operations in LaFox, Illinois, Hudson, Massachusetts, and Pianopoli, Italy and stocking locations in LaFox, Hudson, and Lincoln, England.

The following is a description of the Display Systems Group's major product areas: Cathode Ray Tubes—vacuum tubes that convert an electrical signal into a visual image to display information on data display monitors, cathode ray tubes are used in various environments, including hospitals, financial institutions, airports, and numerous other applications wherever large user groups share electronic data visually. This product line includes both monochrome and color tubes. Flat Panel Displays—display monitors incorporating a liquid crystal or plasma panel, as an alternative to the traditional cathode ray tube technology, typically a few inches in depth and ranging from 10" to 52" measured diagonally. These displays are typically integrated with touchscreen technology or special mounting configurations based on the customer's requirements. High Resolution Medical Displays—an integral component of picture archiving and communications systems, displays are used in diagnostic and non-diagnostic imaging to display the digital image generated from computed tomography, magnetic resonance imaging, radiography, and other digital modalities.

Business Strategies

Richardson Electronics, Ltd. pursues a number of strategies designed to enhance its business and, in particular, to increase sales of engineered solutions. The strategies are to:

  Capitalize on Engineering and Manufacturing Expertise.  The Company believes that its success is largely attributable to its core engineering and manufacturing competency and skill in identifying cost-competitive solutions for its customers, and the Company believes that these factors will be significant to its future success. Historically, the Company’s primary business was the distribution and manufacture of electron tubes and continues to be a major supplier of these products. This business enabled the Company to develop manufacturing and design engineering capabilities. Today, the Company uses this expertise to identify engineered solutions for customers' applications—not only in electron tube technology but also in new and growing end markets and product applications. The Company works closely with its customers' engineering departments that allow it to identify engineered solutions for a broad range of applications. The Company believes its customers use its engineering and manufacturing expertise as well as its in-depth knowledge of the components best suited to deliver a solution that meets their performance needs cost-effectively.

  Target Selected Niche Markets.  The Company focuses on selected niche markets that demand a high level of specialized technical service, where price is not the primary competitive factor. These niche markets include wireless infrastructure, high power/high frequency power conversion, custom display and digital imaging. In most cases, the Company does not compete against pure commodity distributors. The Company often functions as an extension of its customers' and vendors' engineering teams. Frequently, the Company’s customers use its design and engineering expertise to provide a product solution that is not readily available from a traditional distributor. By utilizing the Company’s expertise, customers and vendors can focus their engineering resources on more critical core design and development issues.

  Focus on Growth Markets.  The Company focuses on markets it believes have high growth potential and can benefit from its engineering and manufacturing expertise and from its strong vendor relationships. These markets are characterized by substantial end-market growth and rapid technological change. For example, the continuing demand for wireless communications is driving wireless application growth. Power conversion demand continues to grow due to increasing system complexity and the need for intelligent, efficient power management. The Company also sees growth opportunities as security systems transition from analog to digital video recording and medical display systems transition from film to digital imaging.

  Leverage the Existing Customer Base.  An important part of the Company’s growth is derived from offering new products to its existing customer base. The Company supports the migration of its Industrial Power Group customers from electron tubes to newer solid‑state technologies. Sales of products other than electron tubes represented approximately 83% of the Company’s sales in fiscal 2004 compared to 76% in fiscal 2000. In addition, the Company’s salespeople increased sales by selling products from all strategic business units to customers who currently may only purchase from one strategic business unit and by selling engineered solutions to customers who currently may only purchase standard components.

Growth and Profitability Strategies

The Company’s long-range growth plan centers around three distinct strategies by which Richardson Electronics, Ltd. seeks to maximize its overall profitability:

  Focus on Internal Growth.  The Company believes that, in most circumstances, internal growth provides the best means of expanding its business, both on a geographic and product line basis. The recent economic downturn increased the trend to outsourcing engineering as companies focused on their own core competencies, which the Company believes contributed to the increased demand for its engineered solutions. As technologies change, the Company plans to continue to capitalize on its customers' need for design engineering. The Company serves over 100,000 active customers worldwide. The Company considers active customers to be those customers to whom sales have been made to in the past seven years. Seven years is estimated to be the lifecycle for several of the Company’s tube‑based product lines. In fiscal 2004, sales were made to approximately 37,000 customers. The Company has developed internal systems to capture forecasted product demand by potential design opportunity. This allows the Company to anticipate the customers' future requirements and identify new product opportunities. In addition, the Company shares these future requirements with its manufacturing suppliers to help them predict near and long-term demand, technology trends and product life cycles.

Expansion of the Company’s product offerings is an ongoing program. In particular, the following areas have generated significant sales increases in recent years: RF amplifiers; interconnect and passive devices; silicon controlled rectifiers; custom and medical monitors; and digital closed circuit television security systems.

  Reduce Operating Costs Through Continuous Operational Improvements.  The Company constantly strives to reduce costs in its business through initiatives designed to improve its business processes. Recently, the Company embarked on a vigorous program in an effort to improve operating efficiencies and asset utilization, with an emphasis on inventory control. The incentive programs were revised in fiscal 2004 to heighten its managers' commitment to these objectives. The strategic business units' goals are now based on return on assets. Additional programs are ongoing, including a significant investment in enterprise resource planning software scheduled for implementation during this calendar year.

  Grow Through Acquisitions.  The Company has an established record of acquiring and integrating businesses. Since 1980, the Company acquired 34 companies or significant product lines and continues to evaluate acquisition opportunities on an ongoing basis. The Company seeks acquisitions that provide product line growth opportunities by permitting it to leverage its existing customer base, expand the geographic coverage for its existing product offerings, or add incremental engineering resources/expertise. The most significant acquisitions over the past five years include: TRL Engineering (amplifier pallet design and engineering—now part of the RF and Wireless Communications Group) in 1999; Pixelink (display systems integration—now part of the Display Systems Group) in 1999; Adler Video (security systems—now part of the Security Systems Division) in 1999; Celti (fiber optic communication—now part of the RF and Wireless Communications Group) in 2001; Aviv (design-in services for active and passive components—now part of the RF and Wireless Communications Group) in 2001; and Sangus (RF and microwave applications—now part of the RF and Wireless Communications Group) in 2002.

Products and Suppliers

The Company purchases RF and power semiconductors, vacuum tubes, monitors and flat panel displays, and electronic security products and systems from various suppliers as noted above under "Strategic Business Units." During fiscal 2004, the Company added the following suppliers: Advanced Optical Components (a division of Finisar), Abracon, Calmos Technology, Z-Communications, RF Monolithics, F.W. Bell, Mitsubishi, Arm Electronics, Australian Monitor Audio Inc., MDI Rancho, Proficient Audio Systems, Soundaround, Excelsus, Almo Proav, NEC-Mitsubishi, Sampo, and Samsung.

The Company evaluates its customers' needs and maintains sufficient inventories in an effort to ensure its customers a reliable source of supply. The Company would generally anticipate holding 90 days of inventory in the normal course of operations. This level of inventory is higher than some of its competitors due to the fact that the Company sells a number of products representing older, or trailing edge, technology that may not be available from other sources. The market for these trailing edge technology products is declining and as manufacturers for these products exit the business the Company at times purchases a substantial portion of their remaining inventory. The Company also maintains an inventory of a broad range of products (which contributes to a higher total inventory) to be able to promptly service those customers who are buying product for replacement of components in equipment critical to preventing downtime of their operations. In other segments of the business, such as the RF and Wireless Communications Group, the market for the Company’s products is characterized by rapid change and obsolescence as a result of the development of new technologies, particularly in the semiconductor markets it serves. Recently, the Company has embarked on a vigorous program in an effort to improve operating efficiencies and asset utilization, with a particular emphasis on inventory control.

The Company has written distribution agreements with many of its suppliers; however, a number of these agreements provide for nonexclusive distribution rights and often include territorial restrictions that limit the countries in which the Company can distribute the products. The agreements are generally short-term, subject to periodic renewal, and some contain provisions permitting termination by either party without cause upon relatively short notice. Although some of these agreements allow the Company to return inventory periodically, others do not, in which case, the Company may have obsolete inventory that it cannot return to the supplier.

The Company’s suppliers generally warrant the products the Company distributes and allow return of defective products, including those returned to the Company by its customers. Except with respect to certain displays, the Company generally does not provide additional warranties on the products it sells. For information regarding the warranty reserves, see note A of the notes to the consolidated financial statements.

In addition to third party products, the Company distributes proprietary products principally under the trade names Amperex®, AudioTrak™, Capture™, Cetron®, Elite National Electronics™, National®, National Electronics™, and RF Gain™. Approximately 30% of the Company’s sales are from products it manufactures or modifies through value‑added services and from products manufactured to the Company’s specifications by independent manufacturers under private labels. Additionally, an estimated 20% of the sales are derived from products the Company designs-in or engineers into solutions that meet customers' specific requirements.

The proprietary products the Company currently sells, which it manufactures or has manufactured for itself, include RF amplifiers, transmitters and pallet assemblies, thyratrons and rectifiers, power tubes, ignitrons, CW magnetron tubes, phototubes, spark gap tubes, microwave generators, custom RF matching networks, heatsinks, silicon controlled rectifier assemblies, large screen display monitors, liquid crystal display monitors, and computer workstations. The materials used in the manufacturing process consist of glass bulbs and tubing, nickel, stainless steel and other metals, plastic and metal bases, ceramics, and a wide variety of fabricated metal components. These materials generally are readily available, but some components may require long lead times for production and some materials are subject to shortages or price fluctuations based on supply and demand.

Sales and Marketing

As of the end of fiscal 2004, the Company employed approximately 556 sales personnel worldwide. In addition, there are approximately 145 authorized representatives, who are not the Company’s employees, selling its products, primarily in regions where the Company does not have a direct sales presence. Many of the Company’s field representatives focus on just one of its strategic business units, while others focus on all of its strategic business units within a particular geographic area. The Company’s sales representatives are compensated in part on a salaried basis and in part on a commission basis.

The Company offers various credit terms to qualifying customers as well as prepayment, credit card and cash on delivery terms. The Company establishes credit limits prior to selling product to its customers and routinely reviews delinquent and aging accounts. The Company establishes reserves for estimated credit losses in the normal course of business.

Distribution

The Company maintains an inventory of more than 700,000 part numbers in its inventory database, and estimates more than 80% of orders received by 6:00 p.m. local time are shipped complete the same day. Customers can access the Company’s product inventory through electronic data interchange either at the Company’s web site, www.rell.com, or through its catalog, www.catalog.rell.com, or by telephone. Customer orders are processed by the regional sales offices and supported by one of the Company’s principal distribution facilities in LaFox, Illinois; Houston, Texas; Vancouver, British Columbia; or Lincoln, England and/or its 45 additional stocking locations throughout the world. The Company utilizes a sophisticated data processing network that provides on-line, real-time interconnection of all sales offices and central distribution operations, 24 hours per day, seven days per week. Information on stock availability, cross‑reference information, customers, and market analyses are instantly obtainable throughout the entire distribution network.

International Sales

In fiscal 2004, 59.7% of the Company's sales and 34.5% of the Company's purchases of products were made outside the U.S. The Company anticipates that it may continue to expand its international operations to the extent that suitable opportunities become available. Accordingly, its future results could be harmed by a variety of factors which are not present for companies with operations and sales solely within the United States, including: changes in currency exchange rates; changes in a specific country's or region's political or economic conditions, particularly in emerging markets, including the possibility of military action or other hostilities and confiscation of property; increases in trade protection measures and import or export licensing requirements; changes in tax laws and international tax treaties; restrictions on the Company’s ability to repatriate investments and earnings from foreign operations; difficulty in staffing and managing widespread operations; differing labor regulations; differing protection of intellectual property; changes in regulatory requirements; shipping costs and delays; and difficulties in accounts receivable collection. Such risks could result in substantial increases in costs, the reduction of profit, the inability to do business and other adverse effects.

Employees

As of May 29, 2004, the Company employed 1,132 individuals on a full-time basis. Of these, 592 were located in the United States and 540 were employed by its international subsidiaries. The worldwide employee base included 674 in sales and product management, 200 in distribution support, 137 in administrative positions and 121 in value‑added and product manufacturing. All of the Company’s employees are non-union. The Company considers its relationships with its employees to be good.

Competition

Engineering capability, exclusive vendor relationships, and product diversity create segmentation among the Company’s competitors. The Company believes that the key competitive factors in its markets are the ability to provide engineered solutions, inventory availability, quality, reliable delivery, and price. The Company believes that, on a global basis, it is a significant provider of engineered solutions and products including RF and power semiconductors and subassemblies, electron tubes, cathode ray tubes, custom and medical monitors, and security systems. In many instances, the Company’s competition is its customer base and their decision to make or buy, as well as the original equipment manufacturer for sales of replacement parts and system upgrades to service existing installed equipment. In addition, the Company competes worldwide with other general line distributors and other distributors of electronic components.

Patents and Trademarks

The Company holds or licenses certain manufacturing patents and trademark rights. Although the Company’s patents and trademarks have some value, they are not material to the Company’s success, which depends principally upon its core engineering capability, marketing technical support, product delivery, and the quality and economic value of its products.

Website Access to SEC Reports

The Company maintains an Internet website at www.rell.com. The Company’s SEC reports (including annual reports on Form 10-K, quarterly reports on Form 10-Q and reports on Form 8-K) are accessible through the website, free of charge, as soon as reasonably practicable after these reports are filed electronically with the SEC. To access these reports, go to the Company’s website at www.rell.com/investor.asp. The foregoing information regarding the Company’s website is for your convenience and the contents of the Company’s website is not deemed to be incorporated by reference in this report filed with the SEC.

Item 2. Properties

The Company owns its corporate facility and largest distribution center, which is located on approximately 300 acres in LaFox, Illinois, and consists of approximately 255,000 square feet of manufacturing, warehouse, and office space. As described in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources," the Company recently entered into a contract to sell approximately 205 acres of real estate adjoining its headquarters, subject to certain terms and conditions. The Company also owns a building containing approximately 45,000 square feet of warehouse space on 1.5 acres in Geneva, Illinois. The Company also owns facilities outside of the United States in England, Spain, Italy and Mexico.

The Company also maintains leased branch sales offices in or near major cities throughout the world, including 36 locations in North America, 15 in Europe, 14 in Asia/Pacific, and 4 in Latin America.

The Company considers its properties to be generally well maintained, in sound condition and repair, and adequate for its present needs.

Item 3. Legal Proceedings

The Company is involved in several pending judicial proceedings concerning matters arising in the ordinary course of its business. While the outcome of litigation is subject to uncertainties, based on currently available information, the Company believes that, in the aggregate, the results of these proceedings will not have a material adverse effect on its financial condition.

On December 20, 2002, the Company filed a complaint against Signal Technology Corporation in the United States District Court for the Northern District of Illinois, which the Company dismissed on February 27, 2003. On February 14, 2003 Signal Technology filed a declaratory judgment suit against the Company in Superior Court, Boston, Massachusetts, and on March 4, 2003, the Company filed a complaint against Signal Technology Corporation in the Circuit Court of Cook County, Illinois. On February 13, 2004, the Company dismissed its complaint in Circuit Court, Cook County, Illinois. From November 6, 2000 through December 6, 2001, Signal Technology issued six purchase orders to purchase low-frequency amplifiers and other electronic components from the Company and subsequently refused to take delivery of the components. The Company is claiming damages of approximately $2.0 million resulting from Signal Technology's refusal to take delivery. Signal's declaratory judgment suit in Massachusetts seeks a ruling that it has no liability to the Company, but Signal has not asserted any claim against the Company.

The Company filed a complaint against Microsemi Corporation on February 13, 2004, in the Circuit Court of Kane County, Illinois. Microsemi is a former supplier of electronic components to the Company. From May through August 2002, the Company sought to return certain components to Microsemi pursuant to the terms of a distribution agreement between Microsemi and the Company and Microsemi refused to accept the Company’s return. In this suit, the Company alleges breach of contract and seeks damages in excess of $814,000.

In fiscal 2003, two customers of the Company’s German subsidiary asserted claims against the Company in connection with heterojunction field effect transistors the Company sold to them. The Company acquired the heterojunction field effect transistors from the manufacturer pursuant to a distribution agreement. The customers' claims are based on the heterojunction field effect transistors not meeting the specification provided by the manufacturer. The Company has notified the manufacturer and its insurance carrier of these claims. Because the Company’s investigation has not been completed, it is unable to evaluate the merits of these claims or the prospects of recovery from the manufacturer or insurance carrier. The Company intends to vigorously defend these claims and, if it should have any liability arising from these claims, the Company intends to pursue the claims against the manufacturer and the insurer. As of August 6, 2004, no proceedings have been instituted regarding these claims.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended May 29, 2004.

PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Annual dividend payments for fiscal 2004 amounted to $2.2 million. All future payments of dividends are at the discretion of the board of directors and will depend on earnings, capital requirements, operating conditions, and such other factors that the board of directors may deem relevant. In each of the last 15 years, the Company has paid a quarterly dividend of $0.04 per common share and $0.036 per class B common share. Management currently expects this trend to continue in fiscal 2005.

Pursuant to the indentures, see Note G to Consolidated Financial Statements, governing the Company’s 7 1/4% Convertible Subordinated Debentures due December, 2006 and 8 1/4% Convertible Senior Subordinate Debentures due June, 2004, the Company is prohibited from paying a dividend if it is in default under such indenture or if the payment of such dividend would exceed the sum of the Company's consolidated net income since the end of the last fiscal year prior to issuance of such debentures plus the net proceeds from the sale of Company stock and indebtedness which has been converted into Company stock since the end of the last fiscal year prior to issuance of such debentures plus $30,000,000 in the case of the indenture for the 8 1/4% Convertible Senior Subordinated Debentures due June, 2006 and $20,000,000 in the case of the indenture for the 7 1/4% Convertible Subordinated Debentures due December, 2006. Pursuant to the credit agreement, see Note G to Consolidated Financial Statements, the Company is prohibited from paying dividends in excess of an annualized rate of $0.16 per share of common stock and $0.144 per share of Class B common stock. In addition, the credit agreement prohibits subsidiaries of the Company, other than wholly owned subsidiaries, from paying dividends.

Market Price of Common Stock

The Company’s common stock is traded on The NASDAQ National Market under the trading symbol "RELL." There is no established public trading market for the Company’s Class B common stock. As of August 4, 2004, there were approximately 947 stockholders of record for their common stock and approximately 19 stockholders of record for their Class B common stock.  The following table sets forth, for the periods indicated, the high and low bid prices per share of  “RELL” common stock as reported on The NASDAQ National Market.

	2004		2003

Fiscal Quarters	High	Low	High	Low

First	$10.66	$7.80	$11.41	$8.11
Second	12.48	9.60	9.00	5.59
Third	13.99	10.00	9.10	7.14
Fourth	13.98	10.55	9.33	7.41

The following table represents the activity of share repurchases for the three months ended May 29, 2004:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
February 29, 2004 – April 2, 2004	-	-	-	-
April 3, 2004 – May 1, 2004	-	-	-	-
May 2, 2004 – May 29, 2004	99(1)	$11.32	-	-
Total	99(1)	$11.32	-	-

(1) Represents shares of common stock delivered to the Company as payment for the exercise price of options.

Item 6. Selected Consolidated Financial Data

Five-Year Financial Review

This information should be read in conjunction with the Company’s consolidated financial statements, accompanying notes and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.

	Fiscal Year Ended (1)
	(in thousands, except per share amounts)
Statement of Operations Data:	2004	2003(2)	2002(3)	2001	2000

Net sales	$520,069	$464,517	$443,492	$502,369	$410,468
Costs of products sold	392,117	365,427	349,326	370,819	301,561

Gross margin	127,952	99,090	94,166	131,550	108,907
Selling, general and administrative expenses	108,545	100,749	99,070	94,444	82,464
Other expense, net	10,837	11,484	12,894	10,716	7,839

Income (loss) before income taxes and cumulative effect of accounting change	8,570	(13,143)	(17,798)	26,390	18,604
Income tax provision (benefit)	2,537	(3,012)	(6,339)	8,656	5,500

Income (loss) before cumulative effect of accounting change	6,033	(10,131)	(11,459)	17,734	13,104
Cumulative effect of accounting change, net of tax(4)	–	17,862	–	–	–

Net income (loss)	$6,033	$(27,993)	$(11,459)	$17,734	$13,104

Income (loss) per share—basic:
Before cumulative effect of accounting change	$.43	$(.73)	$(.84)	$1.33	$1.03
Cumulative effect of accounting change, net of taxes	–	(1.30)	–	–	–

Net income (loss) per share	$.43	$(2.03)	$(.84)	$1.33	$1.03

Income (loss) per share—diluted:
Before cumulative effect of accounting change	$.42	$(.73)	$(.84)	$1.21	$1.00
Cumulative effect of accounting change, net of taxes	–	(1.30)	–	–	–

Net income (loss) per share	$.42	$(2.03)	$(.84)	$1.21	$1.00

Dividends per common share(5)	$.16	$.16	$.16	$.16	$.16

Weighted-average number of common shares outstanding:(6)
Basic	14,040	13,809	13,617	13,333	12,684
Diluted	14,418	13,809	13,617	17,568	16,580

Other Data:
Interest expense	$10,257	$10,352	$12,386	$11,146	$8,911
Investment income	227	124	352	575	1,032
Depreciation & amortization	5,230	5,364	5,875	5,776	5,159
Capital expenditures	4,855	6,125	5,727	7,883	7,026
		Fiscal Year Ended (1)
		(in thousands)
Net Sales by Strategic Business Unit: (7)		2004	2003	2002	2001	2000

RF & Wireless Communications Group	(RFWC)	$231,389	$204,427	$181,969	$220,545	$132,558
Industrial Power Group	(IPG)	112,737	95,508	95,018	112,889	109,528
Security Systems Division	(SSD)	101,979	92,090	85,087	82,352	84,504
Display Systems Group	(DSG)	66,452	64,191	60,697	59,476	50,502
Medical Glassware	(MG)	547	1,269	12,940	15,966	20,193
Corporate (8)		6,965	7,032	7,781	11,141	13,183

Consolidated		$520,069	$464,517	$443,492	$502,369	$410,468

	Fiscal Year Ended (1)
	(in thousands)
Balance Sheet Data:	2004	2003	2002	2001	2000

Cash and cash equivalents	$16,927	$16,874	$15,296	$15,946	$11,832
Working capital (9)	174,369	179,303	186,554	225,436	174,270
Property, plant and equipment, net	30,589	31,088	28,827	28,753	25,851
Total assets	278,888	264,931	286,647	321,514	264,925
Current maturities of long-term debt	4,027	46	38	205	2,619
Long-term debt	133,813	138,396	132,218	155,134	117,643
Stockholders' equity	84,110	75,090	98,692	108,424	93,810

(1)

Fiscal Year - The Company's fiscal year generally ends on the Saturday nearest the end of May. Each of the fiscal years presented contains 52/53 weeks. All references herein for the years 2004, 2003, 2002, 2001 and 2000 represent the fiscal years ended May 29, 2004, May 31, 2003, June 1, 2002, June 2, 2001, and June 3, 2000, respectively.

(2)

In the fourth quarter of fiscal 2003, the Company recorded a $16.1 million charge ($10.3 million net of tax) principally related to inventory write-downs and restructuring charges, including a $1.7 million restructuring charge to selling, general and administrative expenses as they eliminated over 70 positions or approximately 6% of its workforce. In addition, the Company recorded incremental tax provisions of $1.6 million to establish a valuation allowance related to its deferred tax assets outside the United States.

(3)

In the third quarter of fiscal 2002, the Company recorded a $4.6 million loss ($2.9 million net of tax) related to the disposition of its medical glassware business. In the fourth quarter of fiscal 2002, they recorded a $15.3 million charge ($9.8 million net of tax) primarily related to inventory obsolescence.

(4)

In the second quarter of fiscal 2003, the Company adopted SFAS 142, "Goodwill and Other Intangible Assets" and as a result recorded a cumulative effect adjustment of $17.9 million net of tax of $3.7 million to write off impaired goodwill. Additionally, effective at the beginning of fiscal 2003, the Company no longer amortizes goodwill. Income (loss) before taxes included goodwill amortization of $577 in 2002, $612 in 2001, and $368 in 2000.

(5)	The dividend per class B common share was 90% of the dividend per common share.
(6)	The weighted-average number of common shares outstanding includes 3,168, 3,207, 3,207, 3,220, and 3,233 class B common shares for the fiscal years ended 2004, 2003, 2002, 2001 and 2000, respectively.
(7)	Certain amounts in prior periods were reclassified to conform to the 2004 presentation.
(8)	Includes freight billed to customers.
(9)	The Company reclassified non-current tax liability to current accrued liability for fiscal 2003 to conform to the 2004 presentation.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

Overview

Richardson Electronics, Ltd. achieved record sales of $520.1 million in fiscal 2004 with all four of the Company’s strategic business units growing sales for the second consecutive year, following the electronics industry recession experienced in fiscal 2002.  Rapid growth continued in Asia/Pacific where the Company’s sales exceeded $100 million for the first time in fiscal 2004 and achieved double-digit growth in the region for the sixth consecutive year.  Richardson experienced strong wireless and industrial power demand in fiscal 2004, particularly in the Asia/Pacific and European markets.

For fiscal 2004, net income improved to $6.0 million, or $0.42 per share, primarily driven by the sales increase and improved operating leverage.  The selling, general and administrative expenses as a percent of sales decreased to 20.9% of sales from 21.7% in fiscal 2003.  The net loss for fiscal 2003 was $28.0 million as the Company recorded, net of tax, $8.8 million inventory obsolescence and overstock provision and $17.9 million goodwill impairment charge. In fiscal 2002, Richardson recorded a net loss of $11.5 million including, after tax, inventory provision of $9.8 million and charges related to the medical glassware business disposition of $2.9 million.

The Company strengthened its balance sheet in fiscal 2004, reducing inventory by $3.6 million to $92.3 million and paying down $1.3 million of debt (partially mitigated by foreign currency exchange effects) despite increased sales for the fiscal year.  Richardson funded its fiscal 2004 sales growth with $11.9 million positive cash flows from operations.

During the second quarter of fiscal 2004, the Company identified an accounting error that occurred in our Swedish subsidiary which affected interest expense previously reported for the prior seven quarters in the aggregate amount of $738,000. It filed a Form 10-K/A for fiscal 2003 and a Form 10-Q/A for the period ended August 30, 2003, which increased interest expense reported in those periods.

In February of 2002, the Company sold the medical glassware business that represented a portion of former Medical Systems Group. The rest of Medical Systems Group was reclassified into the Display Systems Group and Corporate.

Description of Business

Richardson Electronics, Ltd. is a global provider of engineered solutions and a distributor of electronic components to the radio frequency, or RF, and wireless communications, industrial power conversion, security, and display systems markets. The Company is committed to a strategy of providing specialized technical expertise and value‑added products, which it refers to as "engineered solutions," in response to its customers' needs. The Company estimates that sales involving engineered solutions are in the range of approximately 50% of total sales, consisting of: products which the Company manufactures or modifies; products which are manufactured to its specifications by independent manufacturers under the Company’s own private labels; and value added through design-in support, systems integration, prototype design and manufacturing, testing, and logistics for its customers' end products. The Company defines design-in support to be component modifications or the identification of lower-cost product alternatives or complementary products.

The Company’s products include RF and microwave components, power semiconductors, electron tubes, microwave generators, data display monitors, and electronic security products and systems. These products are used to control, switch or amplify electrical power or signals, or as display, recording or alarm devices in a variety of industrial, communication, and security applications.

The marketing, sales, product management and purchasing functions of the Company are organized as four strategic business units “SBUs”: RF & Wireless Communications Group “RFWC”, Industrial Power Group “IPG”, Security Systems Division “SSD”, and Display Systems Group “DSG”, with operations in the major economic regions of the world: North America, Europe, Asia/Pacific, and Latin America. Medical Glassware “MG” business, sold in February of 2002, represented a portion of the former Medical Systems Group “MSG”. The rest of MSG was reclassified into DSG and Corporate. The reclassification to Corporate is associated with Logistics services. The Company’s broad array of technical services and products supports both its customers and vendors.

Results of Operations

Sales and Gross Margin Analysis

Consolidated sales in fiscal 2004 increased 12.0% to $520.1 million due to increased demand across all strategic business units. In fiscal 2003, consolidated sales increased 4.7% to $464.5 million as all four of the Company’s strategic business units increased sales from the prior year’s electronics industry recession. Sales by SBU and percent of consolidated sales are presented in the following table (in thousands):

	SALES

By Business Unit:	May 29,	May 31,	% Change
	2004	2003*

RF and Wireless Communications Group	$231,389	$204,427	13.2%
Industrial Power Group	112,737	95,508	18.0%
Security Systems Division	101,979	92,090	10.7%
Display Systems Group	66,452	64,191	3.5%
Other	7,511	8,301	(9.5)%

Total	$520,069	$464,517	12.0%

	SALES
By Business Unit:	May 31,	June 1,	% Change
	2003*	2002*

RF and Wireless Communications Group	$204,427	$181,969	12.3%
Industrial Power Group	95,508	95,018	0.5%
Security Systems Division	92,090	85,087	8.2%
Display Systems Group	64,191	60,697	5.8%
Other	8,301	20,721	(59.9)%

Total	$464,517	$443,492	4.7%

*NOTE: The data has been reclassified to conform with the 2004 presentation.  The modifications include: 1) reclassifying broadcast tubes from RF and Wireless Communications Group to Industrial Power Group. 2) Corporate consists of freight and other non-specific sales and gross margins.

Gross margin for each SBU and margin as a percent of sales are shown in the following table. Gross margin reflects the distribution product margin less manufacturing variances, customer returns, scrap and cycle count adjustments, engineering costs, and other provisions. Gross margins on freight, inventory obsolescence provisions, and miscellaneous costs are included under the caption "Other" (in thousands):

Fiscal Year Ended
Gross	May 29, 2004		May 31, 2003*		June 1, 2002*
Margin
RFWC	$52,340	22.6%	$45,687	22.3%	$42,642	23.4%
IPG	34,694	30.8%	29,523	30.9%	29,181	30.7%
SSD	26,045	25.5%	22,939	24.9%	20,080	23.6%
DSG	17,105	25.7%	16,218	25.3%	15,864	26.1%

Subtotal	130,184	25.4%	114,367	25.1%	107,767	25.5%
Other	(2,232)		(15,277)		(13,601)

Total	$127,952	24.6%	$99,090	21.3%	$94,166	21.2%

*NOTE: The data has been reclassified to conform with the 2004 presentation.  The modifications include: 1) reclassifying broadcast tubes from RF and Wireless Communications Group to Industrial Power Group. 2) Corporate consists of freight and other non-specific sales and gross margins.

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

The Company reviews its inventory on a quarterly basis. Inventory is evaluated from several perspectives, including quantity on hand based on historical sales activity and potential obsolescence based on projected future sales volumes and technology changes. The Company has a distinct seasonal pattern, which is correlated with the timing of vacations of its customers in Europe and holidays within the Company’s fiscal calendar. The Company’s fiscal third quarter, comprised of December, January, and February, is a traditional holiday period and based on eight years of history, from fiscal 1994 to 2001, experiences an average 3.0% sequential decline in net sales. Conversely, its fiscal fourth quarter, comprised of March, April, and May, experiences an average 11.3% sequential increase in net sales, based on the period from fiscal 1994 to 2001. In fiscal 2002, the Company experienced its first full year sales decline since 1992 and the results in the fourth quarter were particularly adverse, as the Company’s industry continued its slump longer than many expected. During the Company’s quarterly reviews prior to the fourth quarter of 2002, it did not feel that, based on its historical results and its expectations going forward, that Company’s inventory required a write down. However, given results for the fourth quarter of 2002, the Company determined that a write down was appropriate. In fiscal 2003, a similar pattern held, in that the Company’s results for the first three quarters closely tracked historical patterns (with the third quarter actually beating the historical pattern). As in fiscal 2002, the fourth quarter was disappointing, and, again, the Company determined at that time that a write down was appropriate.

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

RF & Wireless Communications Group

RF & Wireless Communications Group (RFWC) sales increased 13.2% in fiscal year 2004 to $231.4 million.  The sales growth was driven by strength in the Network Access and Passive/Interconnect product lines partially offset by weakness in some specialty and Broadcast products. The Network Access and Passive/Interconnect product line posted sales growth of 25.7% and 29.1% to $86.4 and $45.2 million, respectively in fiscal 2004 and the Company believes this growth is associated with an increase in wireless demand. RFWC Canadian sales increased 51.2% to $11.0 million and its Asia/Pacific sales increased 37.1% to $76.8 million, respectively in fiscal 2004. In fiscal 2003, sales increased 12.3% from 2002 to $204.4 million due to stronger U.S. wireless communications demand, gains in Passive/Interconnect product lines, and several large contract wins in North America.

RFWC gross margin improved in fiscal 2004. Gross margins were up 30 basis points, led by the growth of higher margin Network Access and Passive/Interconnect product lines. Network Access and Passive/Interconnect product lines gross margins were 24.1% and 25.7% in 2004 and 24.9% and 27.1% in 2003.  Gross margins in Canada and Asia/Pacific increased 45.6% and 31.7% in 2004, respectively. The 110 basis points (bps) decline in fiscal 2003 compared to fiscal 2002 was due, in part, to industry-wide competitive pricing pressure in recent years, lower markups on several large contracts in the U.S., and on an expanded customer base in Asia/Pacific in fiscal 2002.

Industrial Power Group

Industrial Power Group (IPG) sales in fiscal 2004 increased 18.0% to $112.7 million, led by strong, broad-based demand. IPG Tube sales increased 15% to $77 million and Power Components increased 26% to $35 million. Vacuum tube sales represented 68.7% and 70.6% of IPG total sales in fiscal 2004 and fiscal 2003, respectively. Industrial Power Group sales in fiscal 2003 increased 0.5%, reflecting 20% growth in the sale of power semiconductors, primarily in industrial RF and industrial power conversion applications, offset by a 4% decline in the tube business, primarily as a result of project timing in the broadcast tube market. Gross margins were up 20 basis points in fiscal 2003 primarily due to changes in product mix. Gross margins were relatively flat at 30.8%, 30.9%, and 30.7% in fiscal 2004, 2003 and 2002, respectively.

Security Systems Division

Sales for the Security Systems Division (SSD) exceeded $100 million for the first time, up 10.7% from fiscal 2003 to $102.0 million with strong growth in Canada and renewed growth in the United States, principally due to an increase in digital video recorder sales. SSD sales increased 11% in the U.S. to $31 million and 14% in Canada to $52 million, respectively in fiscal 2004. Security Systems Division sales were higher by 8.2% in fiscal 2003 primarily due to heightened concerns over security and acceleration in the conversion from analog to digital technology. In fiscal 2004 and 2003, gross margins were up 60 bps and 130 bps as higher margin digital technology products represented a larger percentage of sales.

Display Systems Group

DSG sales increased 3.5% in fiscal 2004 to $66.5 million as Medical Monitor sales increased 14.7% to $26.8 million, reflecting the continued shift from a film-based environment to digital systems. Due to the timing of large project based business, Custom Display sales declined 18.3% in fiscal 2004 to $13.5 million. DSG sales increased 5.8% in fiscal 2003 to $64.2 million; strong advances in custom flat panel monitor and Medical Monitor sales offset a decline in CRT sales of 10% to 11.5 million. The Medical Monitor business grew 31% to $23.4 million in fiscal 2003 as the Company secured several large contracts with its new product offerings.

Gross margins increased 40 bps in fiscal 2004 as monitors and specialty displays expanded margins, partially offset by slightly lower margins in custom displays and cathode ray tubes. Gross margins declined 80 bps in fiscal 2003. The fiscal 2003 margins were negatively affected by increased medical monitor sales as large orders, which fueled the sales growth, carry lower margins.

Sales by Geographic Area

The Company has grown through a balanced emphasis on investment in both North America and other areas of the world and currently has 38 facilities in North America, 18 in Europe, 14 in Asia/Pacific and 5 in Latin America. On a geographic basis, the Company primarily categorizes its sales by destination: North America, Europe, Asia/Pacific, Latin America, and Corporate. Sales and gross margin, as a percent of sales, by geographic area are as follows (in thousands)

Fiscal Year Ended

	SALES
By Geographic Area:	May 29,	May 31,	% Change
	2004	2003*

North America	275,622	259,640	6.2%
Europe	116,820	103,129	13.3%
Asia/Pacific	104,068	78,146	33.2%
Latin America	20,074	20,523	(2.2)%
Corporate	3,485	3,079	13.2%

Total	520,069	464,517	12.0%

	SALES
By Geographic Area:	May 31,	June 1,	% Change
	2003*	2002*

North America	259,640	248,011	4.7%
Europe	103,129	94,670	8.9%
Asia/Pacific	78,146	68,817	13.6%
Latin America	20,523	29,013	(29.3)%
Corporate	3,079	2,981	3.3%

Total	464,517	443,492	4.7%

Gross

	May 29, 2004		May 31, 2003*		June 1, 2002*
Margin
North America	$71,894	26.1%	$67,863	26.1%	$65,799	26.5%
Europe	33,709	28.9%	28,387	27.5%	25,295	26.7%
Asia/Pacific	23,304	22.4%	17,895	22.9%	15,861	23.0%
Latin America	4,869	24.3%	5,274	25.7%	7,994	27.6%

Subtotal	133,776	25.9%	119,419	25.9%	114,949	26.1%
Corporate	(5,824)		(20,329)		(20,783)

Total	$127,952	24.6%	$99,090	21.3%	$94,166	21.2%

*NOTE: The data has been reclassified to conform to the fiscal 2004 presentation.  The modification includes reclassifying direct export and a portion of Corporate to the identified geographic areas based on ship to location. Europe includes sales and gross margins to Middle East and Africa. Corporate consists of freight and other non-specific sales and gross margins.

North American sales increased 6.2% to $275.6 million in fiscal 2004, primarily from Canada’s sales growth of 18.6% to $69.7 million, which was led by improved wireless demand and continued strength in the security systems market. The United States had limited sales growth in fiscal 2004 due to a completion of a large wireless infrastructure project in the prior year and a trend of customers moving manufacturing to Asia.  North American gross margins remained flat at 26.1% in fiscal 2004 compared to fiscal 2003. North American sales increased 4.7% in fiscal 2003 as the Company benefited from improved demand in the U.S. wireless communications market and continued gains in the Canadian security market, in which the Company’s SSD division, Burtek, is one of the leading suppliers.

European sales increased 13.3% to $116.8 million in fiscal 2004 as all countries posted increases in sales, partially due to the weakening U.S. dollar. Italy and Israel led the sales growth with strong wireless demand, specifically network access gains in Italy and infrastructure growth in Israel. Gross margins improved 140 bps in fiscal 2004 from 27.5% to 28.9%. European sales reached $103 million in fiscal 2003, up 8.9% from fiscal 2002, propelled by the strong Euro and solid gains in SSD and DSG.

Asia/Pacific marked its sixth consecutive year of double-digit growth as sales advanced 33.2% in fiscal 2004 following a 13.6% increase in fiscal 2003. China continued its rapid sales growth, increasing 83.3% to $25.3 million in fiscal 2004 with RFWC sales more than doubling from the prior year to $21.0 million, experiencing strong infrastructure, network access, and passive/interconnect demand.  Fiscal 2004 Asia Pacific gross margins have declined slightly from 22.9% to 22.4%. In fiscal 2003, Taiwan, Japan, and China posted the largest gains as the Company opened a third sales office in China and had a strong RFWC performance in Japan.

Latin America sales declined 2.2% to $20.1 million as decreased broadcast demand in Colombia and Mexico was partially offset by increased industrial power demand in Brazil and Colombia. Latin American economies did not perform well during fiscal 2003 as they suffered from the effects of the global economic recession, weak investment inflows, political instability in several countries, and general uncertainty about the future economic policies of several countries. This was the main reason sales decreased 29.3% in fiscal 2003. Effects of the sold medical glassware business and continued devaluation of local currencies also contributed to the sharp decline.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $7.8 million in fiscal 2004 to $108.5 million. Salaries and incentives increased $4.6 million due primarily to increased sales and additional headcount required to support the sales growth. For fiscal 2004, total selling, general and administrative expenses decreased to 20.9% of sales compared to 21.7% in fiscal 2003.

Selling, general and administrative expenses increased $6.2 million in fiscal 2003 to $100.7 million. Included in the SG&A expense is a restructuring charge of  $1.7 million as the Company eliminated over 70 positions or approximately 6% of its workforce and terminated a property lease contract (See Note D to Consolidated Financial Statements). Increases in salaries, primarily resulting from employee merit increases, contributed over $2.0 million to the SG&A increase. Incentives were up $1.5 million in fiscal 2003 on higher sales while fringe benefits were up $1.0 million driven by increasing healthcare costs and higher payroll.

Other Income and Expense

Interest expense decreased slightly in fiscal 2004 to $10.3 million, partially due to lower interest on revolving credit agreement and bank loans. The Company also benefited from historically low interest rates as the Company’s weighted average interest rate decreased to 5.98% on May 29, 2004, compared to 6.09% a year ago. In fiscal 2003, interest expense decreased 16.4% to $10.4 million, partially due to $1.1 million lower charges related to the fair market value adjustments of the fixed rate swaps.

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

Investment income includes realized capital gains of $307,000 in fiscal 2004 and losses of $61,000 in fiscal 2003 and gains of $49,000 in fiscal 2002 related to the Company’s investment portfolio. Foreign exchange rates and other expenses primarily reflect changes in the value of the U.S. dollar relative to foreign currencies. In fiscal 2002, the Company recorded a loss of $4.6 million related to the sale of its Medical Glassware business.

Income Tax Provision

The Company’s effective tax rates were 29.6%, 22.9%, and 35.6% in fiscal 2004, 2003 and 2002. Differences between the effective tax rate as compared to the prior year and as compared to the U.S. federal statutory rate of 34% in fiscal 2004, 2003, and 2002 principally result from the Company’s geographical distribution of taxable income and losses, certain non-tax deductible charges, valuation allowances, and the Company’s foreign sales corporation benefit on export sales, net of state income taxes.

Net Income and Per Share Data

For fiscal 2004, net income improved to $6.0 million, or $0.42 per share, primarily driven by the sales increase and improved operating leverage.  The selling, general and administrative expenses as a percent of sales decreased to 20.9% of sales from 21.7% in fiscal 2003.

In fiscal 2003, the Company posted a net loss of $28.0 million. The loss includes, net of tax, $17.9 million goodwill impairment charge (see Note C to Consolidated Financial Statements), $13.8 million charge related to inventory, $1.7 million restructuring charge, and other charges of $0.6 million (See Note D to Consolidated Financial Statements).

Liquidity and Capital Resources

In recent years, the Company has financed its growth and cash needs largely through income from operations and borrowings under its revolving credit facilities. Liquidity provided by the operating activities of the Company is reduced by working capital requirements, debt service, capital expenditures, dividends, and business acquisitions. Liquidity is increased by proceeds from borrowings and business dispositions.

Cash provided by operations was $11.9 million in fiscal 2004, $7.8 million in fiscal 2003, and $33.1 million in fiscal 2002. Working capital requirements decreased by $0.4 million in fiscal 2004 as receivables rose due to increased sales but slightly offset by increased accounts payable and days payable. Working capital requirements decreased by $3.2 million in fiscal 2003 as enhanced collection of receivables and improved inventory management did not fully offset a decrease in days payable. Working capital requirements decreased $22.2 million in fiscal 2002 in line with the 11.7% sales reduction.

Cash and cash equivalents were $16.9 million at May 29, 2004. During fiscal 2004, the Company generated $11.9 million of cash from operating activities. Working capital increased $1.6 million, largely due to an increase in accounts receivable of $19.3 million partially offset by an increase of accounts payable of $9.2 million.

Inventory days were approximately 77 days at the end of fiscal 2004, compared with 97 days at the end of fiscal 2003. Inventory levels and the associated inventory turns reflect its ongoing inventory management efforts. Inventory management remains an area of focus as the Company seeks to balance the need to maintain strategic inventory levels to ensure competitive lead times against the risk of inventory obsolescence because of rapidly changing technology and customer requirements.

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

The increase in accounts receivable in fiscal 2004 was due to increased sales volume. Days sales outstanding was 53 days at the end of fiscal 2004 as compared to the end of fiscal 2003 level of 59 days.

Days payable were approximately 26 days at the end of fiscal 2004, compared 22 days at the end of fiscal 2003. The increase in days payable is primarily due to extended terms negotiated with vendors on large stocking orders.

The Company spent approximately $4.9 million on capital projects in fiscal 2004. The fiscal 2004 amount primarily related to capitalized PeopleSoft development costs, system hardware and disaster recovery, storage area network, and software. The Company spent approximately $6.1 million on capital projects during fiscal 2003, primarily related to capitalize PeopleSoft development costs, facility improvements at the Corporate headquarters, as well as ongoing efficiencies in operating and information technology infrastructure.

Annual dividend payments for fiscal 2004 amounted to $ 2.2 million. The Company’s policy regarding payment of dividends is reviewed periodically by the Board of Directors in light of the Company’s operating needs and capital structure. Over the last 16 years, the Company has been in a position to regularly pay a quarterly dividend of $0.04 per common share and $0.036 per class B common share. Management currently expects this trend to continue in fiscal 2005.

As of the end of fiscal 2004, the Company maintained $133.8 million in long-term debt primarily in the form of two issues of convertible debentures and a multi-currency credit agreement (see Note G to Consolidated Financial Statements). In fiscal 2004, the interest payments on the debentures of $2,767,000 each were made in June and December of 2003. The 7 1/4% Debentures have sinking fund payments of $3,850,000 due December 15, 2004 and $6,225,000 due December 15, 2005. The Company has a multi-currency revolving credit agreement in the amount of $102.0 million. The agreement matures in September of 2005 and bears interest at applicable LIBOR rates plus a margin, varying with certain financial performance criteria. At May 29, 2004, the applicable margin was 200 basis points and the unused line was $35.2 million under the total agreement; however, this amount was reduced to $12.2 million due to the borrowing base limitations.

The credit agreement and debenture indentures contain financial covenants with which the Company was in full compliance at May 29, 2004. These covenants include benchmark levels for tangible net worth, borrowing base, senior funded debt to cash flow and annual debt service coverage. In addition, the Company would be in default of the credit agreement if Mr. Edward Richardson's stock were not sufficient for him to elect a majority of the Company's Board of Directors and control any amendment to the Company by-laws (as of July 1, 2004 Mr. Richardson’s ownership percentage was 69.1%).

The Company has interest rate exchange agreements to convert approximately $37.8 million of its floating rate debt to an average fixed rate of 8.7% through July 2004.  Additional interest expense recorded in the statement of operations related to these agreements was $1,264,506, $1,080,052 and $1,926,006 in fiscal 2004, 2003 and 2002, respectively.

See section "Risk Management and Market Sensitive Financial Instruments" for information regarding the effect on net income of market changes in interest rates.

On June 8, 2004, the Company entered into a contract to sell approximately 205 acres of real estate adjoining its headquarters for $10,966,500. The contract is subject to a number of conditions, including governmental approvals, including rezoning to permit development of a residential subdivision, as well as environmental testing and other customary conditions. Accordingly, the Company cannot give any assurance as to the timing or successful completion of the transaction.

The Company has outstanding $40,000,000 aggregate principal amount of 8 1/4% Convertible Senior Subordinated Debentures due June 15, 2006 (the “8 1/4% Debentures”) and $30,825,000 aggregate principal amount of 7 1/4% Convertible Subordinated Debentures due December 15, 2006 (the “7 1/4% Debentures”) (the 8 1/4% Debentures and the 7 1/4% Debentures are sometimes referred to collectively as the “Debentures”).  It is not likely that the Company will generate sufficient cash to repay the Debentures at maturity without depleting its cash balance to a level that would be insufficient to support the Company's business.  Consequently, the Company has filed a Registration Statement with the Securities and Exchange Commission (File No. 333-113569) to register new notes to be issued in connection with an offer to exchange the new notes for the outstanding Debentures. It is expected that the new notes will be unsecured obligations of the Company, senior only to the Debentures and future indebtedness made expressly subordinated to the new notes, convertible into shares of the Company's common stock and mature in 2011 unless earlier converted, redeemed or repurchased.  On June 8, 2004, the Company completed an offering of 3,000,000 shares of its common stock, which resulted in net proceeds to the Company of $29,136,000.  The net proceeds were used to repay borrowings under the Company's credit agreement and will be reborrowed, if necessary, to redeem Debentures not exchanged in the exchange offer.  As of July 24, 2004, the Company had an unused line of  $52.7 million under the credit agreement; however, this amount was reduced to $33.4 million due to borrowing base restrictions.

Certain contractual obligations and other commercial commitments by expiration period are presented in the tables below:

Contractual Obligations and Contingent Commitments	Payments Due by Fiscal Period, in thousands
	2005	2006	2007	2008	Beyond	Total

Convertible debentures	$ 3,850	$ 6,225	$ 60,750	$ -	$ -	$ 70,825
Floating-rate multi-currency revolving credit agreement	-	66,797	-	-	-	66,797
Financial instruments	149	-	-	-	-	149
Facility lease obligations	3,767	2,632	1,343	917	428	9,087
Performance bonds	1,227	28	-	-	-	1,255
Contingent and earnout payments	545	-	-	-	-	545
Other	28	28	13	-	-	69
Total	$ 9,566	$ 75,710	$ 62,106	$ 917	$ 428	$ 148,727

Convertible debentures consist of the 8 1/4% debentures, with principal of $40,000,000 due June 2006, and the 7 1/4% debentures, with principal of $30,825,000 due December 2006. With respect to the 7 1/4% debentures, the Company will be required to make sinking fund payments of $3,850,000 in fiscal 2005 and $6,225,000 in fiscal 2006. The floating-rate multi‑currency revolving credit agreement matures in September of 2005 and bears interest at applicable LIBOR rates plus a margin, varying with certain financial performance criteria.  At May 29, 2004, the applicable margin was 200 basis points. Financial instruments represent remaining liability associated with the Company’s interest rate exchange agreements. Facility lease obligations are related to certain warehouse and office facilities under non-cancelable operating leases. Certain African and Latin American customers require performance bonds with expiration dates between July and December of 2004, renewable annually. The contingent and earnout payment represents additional consideration to be paid on a percentage of operating income for Pixelink Corporation, acquired by the Company during fiscal year 1999. The $545,000 contingent and earnout payment will be payable in fiscal 2005.

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

Allowance for Doubtful Accounts.

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The estimates are influenced by the following considerations: continuing credit evaluation of customers’ financial conditions; aging of receivables, individually and in the aggregate; large number of customers which are widely dispersed across geographic areas; collectability and delinquency history by geographic area; and the fact that no single customer accounts for 10% or more of net sales. Material changes in one or more of these considerations may require adjustments to the allowance affecting net income and net carrying value of Accounts Receivable. As of May 29, 2004, the balance in the account was $2,516,000.

Impairment of Investments.

The Company holds a portfolio of investment securities and periodically assesses its recoverability. In the event of a decline in fair value of an investment, the judgment is made whether the decline is other-than-temporary. Management’s assessment as to the nature of a decline is largely based on the duration of that market decline, financial health of and specific prospects for the issuer, and the Company’s cash requirements and intent to hold the investment. If an investment is impaired and the decline in market value is considered to be other-than-temporary, an appropriate write-down is recorded. The company recognized $226,024 investment impairment in fiscal 2004.  In fiscal 2003, an investment impairment of $72,000 was recorded in operating results.

Inventories.

In fiscal 2003 and 2002, the Company carried its inventories at the lower of cost or market using the last-in, first-out (LIFO) method. Effective June 1, 2003, fiscal 2004, the North American operations, which represent a majority of its operations and approximately 78% of its inventories, changed from the LIFO method to the first-in, first-out (FIFO) method. All other inventories were consistently stated at the lower of cost or market using the FIFO method. The FIFO method is preferable in these circumstances because it provides a better matching of revenue and expenses in its business environment. The accounting change was not material to the financial statements for any of the periods, and accordingly, no retroactive restatement of prior years' financial statements was made.

Provisions for obsolete or slow moving inventories are recorded based upon regular analysis of stock rotation, obsolescence, and assumptions about future demand and market conditions. If future demand, change in the industry, or market conditions differ from management's estimates, additional provisions may be necessary.

In fiscal 2003 and 2002, the Company recorded inventory obsolescence and overstock provisions of $13.8 million and $15.3 million, respectively, which were included in the cost of sales. The provisions were principally for obsolete and slow moving parts. The parts were written down to estimated realizable value.

The Company recently implemented new policies and procedures to strengthen its inventory management process while continuing to invest in system technology to further enhance its inventory management tools.  These policy and procedure changes included increased approval authorization levels for inventory purchases, quarterly quantitative and qualitative inventory aging analysis and review, changes in the budgeting process to establish targets and metrics that relate to its return on assets rather than only a revenue and profit expectation, and realignment of incentive programs in accordance with these targets and metrics.  The Company is committed to inventory management as an ongoing process as the business evolves and technology changes.

Long-Lived and Intangible Assets.

The Company periodically evaluates the recoverability of the carrying amounts of its long-lived assets, including software, property, plant and equipment. The Company assesses in accordance with Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the possibility of long-lived assets being impaired when events trigger the likelihood.

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

Effective June 1, 2002, the Company adopted Statement of Financial Accounting Standard No. 142 (SFAS 142), Goodwill and Other Intangible Assets. This statement changed the accounting for goodwill and indefinite‑lived assets from an amortization approach to an impairment-only approach. As a result of the adoption of SFAS No. 142, the Company recorded a transitional impairment charge during the first quarter of fiscal 2003 of $21.6 million ($17.9 million net of tax), presented as a cumulative effect of accounting change. The Company performed its impairment test during the fourth quarter of each fiscal year. The Company did not find any indication that additional impairment existed and, therefore, no additional impairment loss was recorded.

New accounting pronouncements

None.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Except for the historical information contained herein, the matters discussed in this Annual Report on Form 10-K are forward-looking statements relating to future events, which involve certain risks and uncertainties. Further, there can be no assurance that the trends reflected in historical information will continue in the future.

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

In addition to the information contained in the Company’s other filings with the Securities and Exchange Commission, factors that could affect future performance include, among others, the following:

The Company has had significant operating and net losses in the past and may have future losses.

The Company reported net losses of approximately $11.5 million in fiscal 2002 and $28.0 million in fiscal 2003 and cannot ensure that it will not experience operating losses and net losses in the future. The Company may continue to lose money if its sales do not continue to increase. The Company cannot predict the extent to which sales will continue to increase across its businesses or how quickly its customers will consume their inventories of the Company’s products.

The Company maintains a significant investment in inventory and has recently incurred significant charges for inventory obsolescence and overstock, and may incur similar charges in the future.

The Company maintains significant inventories in an effort to ensure that customers have a reliable source of supply. The market for many of its products is characterized by rapid change as a result of the development of new technologies, particularly in the semiconductor markets served by the Company’s RF and Wireless Communications Group, evolving industry standards, and frequent new product introductions by some of its customers. The Company does not have many long term supply contracts with its customers. Generally, the Company’s product sales are made on a purchase-order basis, which permits its customers to reduce or discontinue their purchases. If the Company fails to anticipate the changing needs of its customers and accurately forecast their requirements, its customers may not continue to place orders with them and the Company may accumulate significant inventories of products which it will be unable to sell or return to its vendors, or which may decline in value substantially.

In fiscal 2002, the Company recorded a pre-tax provision for inventory obsolescence and overstock of $15.3 million, or $9.8 million net of tax, due to an industry-wide decline in sales, a prolonged recovery period, and changes in its mix of business toward higher technology products, particularly in the telecommunications market. In fiscal 2003, the Company recorded an additional pre-tax provision of $13.8 million, or $8.8 million net of tax, primarily for inventory obsolescence, overstock, and shrinkage, to write-down inventory to net realizable value as it sought to align its inventory and cost structure to then current sales levels amid continued economic slowdown and limited visibility. The Company cannot ensure that it will not incur similar charges in the future.

If the Company does not maintain effective internal controls over financial reporting, it could be unable to provide timely and reliable financial information.

In connection with the audit of the Company’s financial statements for the fiscal year ended May 29, 2004, KPMG, the Company’s independent auditors, issued a letter to the Company identifying four issues that they identified as material weaknesses in the Company’s internal control over financial reporting. See Item 9A Controls and Procedures. Although these issues were identified by KPMG as material weaknesses, it has informed the Company that none of the identified material weaknesses has resulted in material inaccuracies in the Company’s financial results for the fiscal year ended May 29, 2004. However, such weaknesses could lead to difficulty in the Company being able to provide timely and reliable financial information in the future, although the Company has adopted internal control processes which it believes are sufficient to alert it to all material information that is required to be filed in its periodic reports with the SEC, or to provide reasonable assurance that its financial statements are fairly presented in conformity with accounting principles generally accepted in the United States, there is the inherent risk that such controls may not be effective. Additionally, ineffective internal controls would place the Company at increased risk of fraud or misuse of corporate assets. To the extent that material weaknesses are identified in internal controls, significant resources from the management team may be required to implement and maintain effective controls and procedures. In addition, the Company may need to hire additional employees and further train its existing employees and may experience higher than anticipated capital expenditures and operating expenses, during the implementation of these changes and thereafter. If the Company is unable to implement these changes effectively or efficiently, there could be a material adverse effect on its operations or financial results.

Because the Company derives a significant portion of its revenue by distributing products designed and manufactured by third parties, it may be unable to anticipate changes in the marketplace and, as a result, could lose market share.

The Company’s business is driven primarily by customers' needs and demands for new products and/or enhanced performance, and by the products developed and manufactured by third parties. Because the Company distributes products developed and manufactured by third parties, its business would be adversely affected if its suppliers fail to anticipate which products or technologies will gain market acceptance or if it cannot sell these products at competitive prices. The Company cannot be certain that its suppliers will permit the Company to distribute their newly developed products, or that such products will meet the Company’s customers' needs and demands. Additionally, because some of the Company’s principal competitors design and manufacture new technology, those competitors may have a competitive advantage over the Company. To successfully compete, the Company must maintain an efficient cost structure, an effective sales and marketing team and offer additional services that distinguish it from its competitors. Failure to execute these strategies successfully could harm its results of operations.

The Company has exposure to economic downturns and operates in cyclical markets.

As a supplier of electronic components and services to a variety of industries, the Company can be adversely affected by general economic downturns. In particular, demand for the products and services of the Company’s RF and Wireless Communications Group is dependent upon capital spending levels in the telecommunications industry and demand for products and services of its Industrial Power Group is dependent upon capital spending levels in the manufacturing industry, including steel, automotive, textiles, plastics, and semiconductors, as well as the transportation industry. Many of its customers delay capital projects during economic downturns. Accordingly, the Company’s operating results for any particular period are not necessarily indicative of the operating results for any future period. The markets served by its businesses have historically experienced downturns in demand that could harm its operating results. Future economic downturns could be triggered by a variety of causes, including outbreaks of hostilities, terrorist actions, or epidemics in the United States or abroad.

The Company has significant debt, which could limit its financial resources and ability to compete and may make it more vulnerable to adverse economic events.

As of May 29, 2004, the Company’s total long-term debt was approximately $133.8 million, including its outstanding debentures. The Company has incurred and will likely continue to incur indebtedness to fund potential future acquisitions, for strategic initiatives and for general corporate purposes. Although the Company believes that the cash flow generated by its continuing operations is sufficient to meet its repayment obligations over the next 12 months, the Company cannot ensure that this will be the case. The Company’s incurrence of additional indebtedness could have important consequences. For example, it could: increase its vulnerability to general adverse economic and industry conditions; require it to dedicate a substantial portion of its cash flow from operations to payments on its indebtedness, thereby reducing the availability of its cash flow to fund working capital, capital expenditures, acquisitions, research and development efforts and other general corporate purposes, as well as to pay dividends; limit its flexibility in planning for, or reacting to, changes in its business and the industry in which it operates; place it at a competitive disadvantage relative to its competitors who have less debt; or limit, along with the financial and other restrictive covenants in its indebtedness, its ability to borrow additional funds which could affect its ability to make future acquisitions, among other things.

The Company’s ability to service its debt and meet its other obligations depends on a number of factors beyond its control.

As of May 29, 2004, the Company’s total debt was approximately $137.8 million, resulting in a debt-to-equity ratio of 164%, and primarily consisted of: $30,825,000 aggregate principal amount of its 7 1/4% debentures, which bear interest at a rate of 7 1/4% per year payable on June 15 and December 15 and mature on December 15, 2006; $40,000,000 aggregate principal amount of its 8 1/4% debentures, which bear interest at a rate of 8 1/4% per year payable on June 15 and December 15 and mature on June 15, 2006; and $66,796,777 principal amount of indebtedness under its credit agreement, which matures on September 30, 2005, bears interest at London Interbank Offered Rate, or LIBOR, plus a margin varying with certain financial performance criteria. The interest rate was 4.03% at May 29, 2004. The debt-to-equity ratio has been calculated based on the Company’s balance sheet dated May 29, 2004.

The Company’s ability to service its debt and meet its other obligations as they come due is dependent on its future financial and operating performance. This performance is subject to various factors, including factors beyond its control such as changes in global and regional economic conditions, changes in its industry or the end markets for its products, changes in interest or currency exchange rates, inflation in raw materials, energy and other costs.

If the Company’s cash flow and capital resources are insufficient to enable it to service its debt and meet these obligations as they become due, the Company could be forced to: reduce or delay capital expenditures; sell assets or businesses; limit or discontinue, temporarily or permanently, business plans or operations; obtain additional debt or equity financing; or restructure or refinance debt.

The Company cannot ensure the timing of these actions or the amount of proceeds that could be realized from them. Accordingly, the Company cannot ensure that it will be able to meet its debt service and other obligations as they become due or otherwise.

If Mr. Richardson's voting power were insufficient for him to elect a majority of the Company’s board of directors, the Company would be in default under its credit agreement.

The Company would be in default under its credit agreement if the level of Mr. Richardson's voting power is less than 51% and therefore not sufficient for him to elect a majority of its board of directors and control any amendment to its by-laws. Mr. Richardson's voting power could be reduced below 51% under a number of scenarios, including the Company’s issuance of additional shares of voting stock or the death of Mr. Richardson. Upon such a default, the lenders may declare amounts borrowed under the credit agreement to be immediately due and payable, which in turn would cause a default and acceleration of payment of the notes. In addition, the lenders under the Company’s credit agreement could foreclose on their collateral, which includes equity interests in its subsidiaries, and exercise other rights of secured creditors. The Company’s business and financial condition could be significantly harmed if such a default occurs.

The Company’s success depends on its executive officers and other key personnel.

The Company’s future success depends to a significant degree on the skills, experience and efforts of its executive officers and other key personnel. The loss of the services of any of its executive officers, particularly Mr. Richardson, its chairman of the board and chief executive officer, and Bruce W. Johnson, its president and chief operating officer, could significantly harm its business and results of operations. In addition, the Company would be in default under its credit agreement if the level of Mr. Richardson's voting power were less than 51% and therefore is not sufficient for him to elect a majority of the Company’s board of directors and control any amendment to its by-laws.

The Company’s future success will also depend on its ability to attract and retain qualified personnel, including technical and engineering personnel. Competition for such personnel is intense and the Company cannot assure investors that it will be successful in retaining or attracting such persons. The failure to attract and retain qualified personnel could significantly harm its operations.

The Company’s credit agreement and the indentures for its outstanding debentures impose restrictions with respect to various business matters.

The Company’s credit agreement contains numerous restrictive covenants that limit the discretion of management with respect to certain business matters. These covenants place restrictions on, among other things, the Company’s ability to incur additional indebtedness, to create liens or other encumbrances, to pay dividends or make other payments in respect of its shares of common stock and Class B common stock, to engage in transactions with affiliates, to make certain payments and investments, to merge or consolidate with another entity, and to repay indebtedness junior to indebtedness under the credit agreement. The credit agreement also contains a number of financial covenants that require the Company to meet certain financial ratios and tests relating to, among other things, tangible net worth, a borrowing base, senior funded debt to cash flow, and annual debt service coverage. In addition, the indentures for its outstanding debentures contain covenants that limit, among other things, its ability to pay dividends or make other payments in respect of its shares of common stock and Class B common stock and merge or consolidate with another entity. If the Company fails to comply with the obligations in the credit agreement and indentures, it could result in an event of default under those agreements. If an event of default occurs and is not cured or waived, it could result in acceleration of the indebtedness under those agreements, any of which could significantly harm its business and financial condition.

Potential changes in accounting standards regarding stock option plans could limit the desirability of granting stock options, which could harm the Company’s ability to attract and retain employees, and could also negatively impact its results of operations.

The Financial Accounting Standards Board is considering whether to require all companies to treat the fair value of stock options granted to employees as an expense. The United States Congress and other governmental and regulatory authorities have also considered requiring companies to expense stock options. If this change were to become mandatory, companies could be required to record a compensation expense equal to the fair value of each stock option granted. Currently, the Company is generally not required to record compensation expense in connection with stock option grants. If the Company were required to expense the fair value of stock option grants, it would reduce the attractiveness of granting stock options because of the additional expense associated with these grants, which would negatively impact its results of operations. For example, had the Company been required to expense stock option grants by applying the measurement provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company’s recorded net income of $6.0 million would have been decreased by $1.4 million, to a net income of $4.6 million for fiscal 2004 and its recorded net loss of $28.0 million would have been increased by $1.6 million, to a net loss of $29.6 million for fiscal 2003. Nevertheless, stock options are an important employee recruitment and retention tool, and the Company may not be able to attract and retain key personnel if we reduce the scope of our employee stock option program. Accordingly, in the event the Company would be required to expense stock option grants, its future results of operations would be negatively impacted, as would its ability to use stock options as an employee recruitment and retention tool.

The Company faces intense competition in the markets it serves and, if it does not compete effectively, it could significantly harm its operating results.

The Company faces substantial competition in its markets. The Company faces competition from hundreds of electronic component distributors of various sizes, locations, and market focuses as well as original equipment manufacturers, in each case for new products and replacement parts. Some of its competitors have significantly greater resources and broader name recognition than it. As a result, these competitors may be better able to withstand changing conditions within its markets and throughout the economy as a whole. In addition, new competitors could enter its markets.

Engineering capability, vendor representation and product diversity create segmentation among distributors. The Company’s ability to compete successfully will depend on its ability to provide engineered solutions, maintain inventory availability and quality, and provide reliable delivery at competitive prices.

To the extent the Company does not keep pace with technological advances or fails to timely respond to changes in competitive factors in its industry, it could lose market share or experience a decline in its revenue and net income. In addition, gross margins in the businesses in which it competes have declined in recent years due to competitive pressures and may continue to decline.

The Company may not be able to continue to make the acquisitions necessary for it to realize its growth strategy or integrate acquisitions successfully.

One of the Company’s growth strategies is to increase its sales and expand its markets through acquisitions. Since 1980, the Company has acquired 34 companies or significant product lines and expects to continue making acquisitions if appropriate opportunities arise in its industry. The Company may not be able to identify and successfully negotiate suitable acquisitions, obtain financing for future acquisitions on satisfactory terms or otherwise complete future acquisitions. Furthermore, the Company may compete for acquisition and expansion opportunities with companies that have substantially greater resources than it.

Following acquisitions, the Company acquired companies may encounter unforeseen operating difficulties and may require significant financial and managerial resources that would otherwise be available for the ongoing development or expansion of its existing operations. If the Company is unable to successfully identify acquisition candidates, complete acquisitions, and integrate the acquired businesses with its existing businesses, its business, results of operations and financial condition may be materially and adversely affected and it may not be able to compete effectively within its industry.

If the Company does not continue to reduce its costs, it may not be able to compete effectively in its markets.

The success of the Company’s business depends, in part, on its continuous reduction of costs. The electronic component industries have historically experienced price erosion and will likely continue to experience such price erosion. If the Company is not able to reduce its costs sufficiently to offset future price erosion, its operating results will be adversely affected. The Company has recently engaged in various cost-cutting and other initiatives intended to reduce costs and increase productivity. In fiscal 2003, the Company recorded a $1.7 million restructuring charge as it eliminated over 70 positions or approximately 6% of its workforce. The Company cannot ensure that it will be able to continue to reduce its costs.

The Company’s Industrial Power Group is dependent on a limited number of vendors to supply it with essential products.

Electron tubes and certain other products supplied by the Company’s Industrial Power Group are currently produced by a relatively small number of manufacturers. The Company’s future success will depend, in large part, on maintaining current vendor relationships and developing new relationships. The Company believes that vendors supplying products to some of the product lines of its Industrial Power Group are consolidating their distribution relationships or exiting the business. The five largest suppliers to the Industrial Power Group by percentage of overall Industrial Power Group purchases in fiscal 2004 were Advanced Power Technology Inc., Communications & Power Industries, Inc., Covimag S.A., New Japan Radio Co. Ltd., and Powerex Inc. These suppliers accounted for approximately 47% of the overall Industrial Power Group purchases in fiscal 2004. The loss of one or more of the Company’s key vendors and the failure to find new vendors could significantly harm its business and results of operations. The Company has in the past and may in the future experience difficulties obtaining certain products in a timely manner. The inability of suppliers to provide it with the required quantity or quality of products could significantly harm its business

Economic, political and other risks associated with international sales and operations could adversely affect the Company’s business.

In fiscal 2004, 59.7% of the Company's sales and 34.5% of the Company's purchases of products were made internationally. The Company anticipates that it will continue to expand its international operations to the extent that suitable opportunities become available. Accordingly, the Company’s future results of operations could be harmed by a variety of factors which are not present for companies with operations and sales solely within the United States, including: changes in a specific country's or region's political or economic conditions, particularly in emerging markets, including the possibility of military action or other hostilities and confiscation of property; increases in trade protection measures and import or export licensing requirements; changes in tax laws and international tax treaties; restrictions on its ability to repatriate investments and earnings from foreign operations; difficulty in staffing and managing widespread operations; differing labor regulations; differing levels of protection of intellectual property; changes in regulatory requirements; shipping costs and delays; or difficulties in accounts receivable collection. If any of these risks materialize, the Company could face substantial increases in costs, the reduction of profit, and the inability to do business.

The Company’s exposed to foreign currency risk.

The Company expects that international sales will continue to represent a significant percentage of its total sales, which expose it to currency exchange rate fluctuations. Since the revenues and expenses of the Company’s foreign operations are generally denominated in local currencies, exchange rate fluctuations between local currencies and the U.S. dollar subject the Company to currency exchange risks with respect to the results of its foreign operations to the extent it were unable to denominate its purchases or sales in U.S. dollars or otherwise shift to its customers or suppliers the risk of currency exchange rate fluctuations. The Company currently does not engage in any significant currency hedging transactions. Fluctuations in exchange rates may affect the results of its international operations reported in U.S. dollars and the value of such operations' net assets reported in U.S. dollars. Additionally, its competitive position may be affected by the relative strength of the currencies in countries where its products are sold. The Company cannot predict whether foreign currency exchange risks inherent in doing business in foreign countries will have a material adverse effect on its operations and financial results in the future.

Because the Company generally does not have long-term contracts with its vendors, it may experience shortages of products that could harm its business and customer relationships.

The Company generally does not have long-term contracts or arrangements with any of its vendors that guarantee product availability. The Company cannot ensure that its vendors will meet its future requirements for timely delivery of products of sufficient quality or quantity. Any difficulties in the delivery of products could harm its relationships with customers and cause it to lose orders that could result in a material decrease in its revenues. Further, the Company competes against certain of its vendors and its relationship with those vendors could be harmed as a result of this competition.

The recent outbreak of severe acute respiratory syndrome, or SARS, or any other disease epidemic, may adversely affect the Company’s business, financial condition and results of operations.

The outbreak of highly infectious epidemics in Asia/Pacific, including SARS and avian influenza, commonly known as Asian bird flu, and concerns over its spread in Asia/Pacific and elsewhere could have a negative impact on commerce, travel, and general economic and industry conditions. Asia/Pacific represented 20% of the Company’s revenue in fiscal 2004 and it believe a significant percentage of its product purchases comes directly or indirectly from Asia/Pacific. Given the importance of the Asia/Pacific market to the Company’s business, it may be more exposed to this risk than the global economy generally. For example, the SARS outbreak could result in quarantines or closures of the Company or its customers' or suppliers' facilities in Asia/Pacific. The SARS outbreak may also adversely impact the Company’s ability to purchase goods from suppliers in Asia/Pacific. As a result of the SARS outbreak, or any other disease epidemic, its business, financial condition, and results of operations could be materially adversely affected.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Risk Management and Market Sensitive Financial Instruments

The Company’s foreign denominated assets and liabilities are cash, accounts receivable, inventory and accounts payable, primarily in Canada and member countries of the European community and, to a lesser extent, in Asia/Pacific and Latin America. The Company monitors its foreign exchange exposures and has entered into forward contracts to hedge significant transactions; however, this activity is infrequent. In fiscal 2004, the Company entered into only one forward contract with an approximate value of $85,000. In fiscal 2003, the Company entered into two such transactions with a total value of approximately $450,000. Other tools that may be used to manage foreign exchange exposures include the use of currency clauses in sales contracts and the use of local debt to offset asset exposures.

As discussed above, the Company’s debt financing, in part, varies with market rates exposing the Company to the market risk from changes in interest rates. Certain operations, assets and liabilities of the Company are denominated in foreign currencies subjecting the Company to foreign currency exchange risk. In order to provide the user of these financial statements guidance regarding the magnitude of these risks, the Securities and Exchange Commission requires the Company to provide certain quantitative disclosures based upon hypothetical assumptions. Specifically, these disclosures require the calculation of the effect of a 10% increase in market interest rates and a uniform 10% strengthening of the U.S. dollar against foreign currencies on the reported net earnings and financial position of the Company.

Under these assumptions, additional interest expense, tax effected, would have lowered income by $158,301 in fiscal 2004 and increased the net loss by $163,011 in fiscal 2003, respectively. These amounts were determined by considering the impact of the hypothetical 10% interest rate increase on the Company’s variable rate outstanding borrowings.

Had the U.S. dollar strengthened 10% against various foreign currencies, sales would have been lower by an estimated $19.9 million in fiscal 2004 and $20.2 million in fiscal 2003. Total assets would have declined by $8.2 million and $7.5 millions, respectively, while the total liabilities would have decreased by $5.0 million and $4.4 million in fiscal 2004 and fiscal 2003, respectively. These amounts were determined by considering the impact of the hypothetical 10% decrease in average foreign exchange rates against the U.S. dollar on the sales, assets and liabilities of the Company’s international operations.

The interpretation and analysis of these disclosures should not be considered in isolation since such variances in interest rates and exchange rates would likely influence other economic factors. Such factors, which are not readily quantifiable, would likely also affect the Company’s operations.

31

Item 8. Financial Statements and Supplementary Data

RICHARDSON ELECTRONICS, LTD.
Consolidated Balance Sheets

	May 29,	May 31
(in thousands, except per share amounts)	2004	2003

Assets
Current Assets
Cash	$16,927	$16,874
Receivables, less allowance of $2,516 and $3,350	106,130	85,355
Inventories	92,297	95,896
Prepaid expenses	3,817	6,919
Deferred income taxes	15,922	19,401
Total current assets	235,093	224,445
Property, plant and equipment, net	30,589	31,088
Goodwill, net	5,613	5,137
Deferred tax assets (non-current)	2,791	--
Other assets	4,802	4,261
Total assets	$278,888	$264,931

Liabilities and stockholders' equity
Current Liabilities
Accounts payable	$33,473	$23,660
Accrued liabilities	23,224	21,436
Current portion of long-term debt	4,027	46
Total current liabilities	60,724	45,142
Long-term debt, less current portion	133,813	138,396
Deferred income taxes	--	1,254
Non-current liabilities	241	5,049
Total liabilities	194,778	189,841

Stockholders' Equity
Common stock, $.05 par value; issued 12,524 shares at
May 29, 2004 and 12,256 at May 31, 2003	626	613
Class B common stock, convertible, $.05 par value; issued
3,168 shares at May 29, 2004 and 3,207 at May 31, 2003	158	160
Preferred stock, $1.00 par value, no shares issued	--	--
Additional paid-in capital	93,877	91,421
Common stock in treasury, at cost; 1,437 shares at
May 29, 2004 and 1,506 at May 31, 2003	(8,515)	(8,922)
Retained earnings	9,906	6,079
Accumulated other comprehensive loss	(11,942)	(14,261)
Total stockholders' equity	84,110	75,090
Total liabilities and stockholders' equity	$278,888	$264,931

Certain amounts in fiscal 2003 and 2002 were reclassified to conform to the 2004 presentation; See notes to consolidated financial statements.

Consolidated Statements of Operations
Fiscal Year Ended
	May 29,	May 31,	June 1,
(in thousands, except per share amounts)	2004	2003	2002

Net sales	$520,069	$464,517	$443,492
Cost of products sold	392,117	365,427	349,326
Gross margin	127,952	99,090	94,166
Selling, general and administrative expenses	108,545	100,749	94,519
Loss from disposition of a business	--	--	4,551
Operating income (loss)	19,407	(1,659)	(4,904)
Other expense (income):
Interest expense	10,257	10,352	12,386
Investment income	(227)	(124)	(352)
Foreign exchange and other, net	807	1,256	860
	10,837	11,484	12,894
Income (loss) before income taxes and
cumulative effect of accounting change	8,570	(13,143)	(17,798)
Income tax provision (benefit)	2,537	(3,012)	(6,339)
Income (loss) before cumulative effect
of accounting change	6,033	(10,131)	(11,459)
Cumulative effect of accounting change,
net of tax of $3,725	--	(17,862)	--
Net income (loss)	$6,033	$(27,993)	$(11,459)

Average shares outstanding:
For basic EPS	14,040	13,809	13,617
For diluted EPS	14,418	13,809	13,617

Net income (loss) per share - basic:
Net income (loss) per share before
cumulative effect of accounting change	$0.43	$(0.73)	$(0.84)
Cumulative effect of accounting change, net of tax	--	(1.30)	--
Net income (loss) per share	$0.43	$(2.03)	$(0.84)
Net income (loss) per share - diluted:
Net income (loss) per share before
cumulative effect of accounting change	$0.42	$(0.73)	$(0.84)
Cumulative effect of accounting change, net of tax	--	(1.30)	--
Net income (loss) per share	$0.42	$(2.03)	$(0.84)

Dividends per common share	$0.16	$0.16	$0.16

Certain amounts in fiscal 2003 and 2002 were reclassified to conform to the 2004 presentation; See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
Fiscal Year Ended
	May 29,	May 31,	June 1,
(in thousands)	2004	2003	2002

Operating activities:
Net income (loss)	$6,033	$(27,993)	$(11,459)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation	4,898	5,093	5,182
Amortization of intangibles and financing costs	332	271	693
Deferred income taxes	1,190	(1,825)	(5,780)
Loss from disposition of a business	--	--	4,551
Provision for inventory obsolescence	--	10,037	15,279
Other charges	--	6,041	--
Goodwill and other intangible assets impairment, net of tax	--	17,862	--
Other non-cash items in net income	(90)	1,494	2,465
Receivables	(19,306)	4,297	15,089
Inventories	4,691	2,484	14,455
Other current assets	(207)	(3,054)	732
Accounts payable	9,699	(8,252)	(2,927)
Other liabilities	4,737	1,319	(5,192)
Net cash provided by operating activities	11,978	7,774	33,088
Financing activities:
Proceeds from borrowings	52,105	41,880	23,258
Payments on debt	(53,416)	(40,982)	(49,619)
Proceeds from issuance of common stock	1,656	1,134	1,606
Cash dividends	(2,206)	(2,694)	(1,609)
Other	--	(304)	--
Net cash used in financing activities	(1,861)	(966)	(26,364)
Investing activities:
Capital expenditures	(4,855)	(6,125)	(5,727)
Business acquisitions	(6,196)	(1,108)	(8,785)
Proceeds from sales of available-for-sale securities	3,946	5,217	5,490
Purchases of available-for-sale securities	(3,946)	(5,217)	(5,490)
Proceeds from disposition of business	--	--	6,261
Other	83	(23)	480
Net cash used in investing activities	(10,968)	(7,256)	(7,771)
Effect of exchange rate changes on cash	904	2,026	397
Increase (decrease) in cash and equivalents	53	1,578	(650)
Cash and equivalents at beginning of year	16,874	15,296	15,946
Cash and equivalents at end of year	$16,927	$16,874	$15,296

Supplemental Disclosures of Cash Flow Information:
Cash paid during the fiscal year for:
Interest (net of amount capitalized)	$10,404	$10,246	$11,336
Income taxes	$1,656	$2,657	$952

Certain amounts in fiscal 2003 and 2002 were reclassified to conform to the 2004 presentation; See notes to consolidated financial statements.

Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)

								Accumulated
		Shares Issued			Additional			Other
	Comprehensive		Class B	Par	Paid-In	Treasury	Retained	Comprehensive
(in thousands)	Income	Common	Common	Value	Capital	Stock	Earnings	Income (Loss)	Total
Balance June 2, 2001		11,971	3,207	$759	$87,756	$(10,068)	$49,834	$(19,857)	$108,424
Comprehensive Income:
Net loss	$(11,459)	--	--	--	--	--	(11,459)	--	(11,459)
Recognition of unearned
compensation	399	--	--	--	399	--	--	--	399
Currency translation, net of
income tax effect of $ 717	1,201	--	--	--	--	--	--	1,201	1,201
SFAS 133 transition
adjustment, net of
income tax effect of $ (537)	(971)	--	--	--	--	--	--	(971)	(971)
Fair value adjustments to
Market appreciation on
investment, net of
income tax effect of $ 40	96	--	--	--	--	--	--	96	96
Cash flow hedges, net of
income tax effect of $ 177	320	--	--	--	--	--	--	320	320
Comprehensive Income	$(10,414)
Shares issued under ESPP
and stock option plan		173	--	8	1,676	256	--	--	1,940
Shares contributed to ESOP		--	--	--	460	426	--	--	886
Dividends paid to
Class A ($0.04 per share)		--	--	--	--	--	(2,029)	--	(2,029)
Class B ($0.036 per share)		--	--	--	--	--	(115)	--	(115)

Balance June 1, 2002		12,144	3,207	767	90,291	(9,386)	36,231	(19,211)	98,692
Comprehensive Income:
Net loss	$(27,993)	--	--	--	--	--	(27,993)	--	(27,993)
Recognition of unearned
compensation	181	--	--	--	181	--	--	--	181
Currency translation, net of
income tax effect of $ 1,542	5,193	--	--	--	--	--	--	5,193	5,193
Fair value adjustments to
Market appreciation on
investment, net of
income tax effect of $ (39)	(96)	--	--	--	--	--	--	(96)	(96)
Cash flow hedges, net of
income tax effect of $ (44)	(147)	--	--	--	--	--	--	(147)	(147)
Comprehensive Income	$(22,862)
Shares issued under ESPP
and stock option plan		112	--	6	949	464	--	--	1,419
Dividends paid to
Class A ($0.04 per share)		--	--	--	--	--	(2,044)		(2,044)
Class B ($0.036 per share)		--	--	--	--	--	(115)		(115)

Balance May 31, 2003		12,256	3,207	773	91,421	(8,922)	6,079	(14,261)	75,090
Comprehensive Income:
Net income	$6,033	--	--	--	--	--	6,033	--	6,033
Recognition of unearned
compensation	288	--	--	--	288	--	--	--	288
Currency translation, net of
income tax effect of $ 524	1,258	--	--	--	--	--	--	1,258	1,258
Fair value adjustments to
Market appreciation on
investment, net of
income tax effect of $ 137	329	--	--	--	--	--	--	329	329
Cash flow hedges, net of
income tax effect of $ 304	732	--	--	--	--	--	--	732	732
Comprehensive Income	$8,640
Shares issued under ESPP
and stock option plan		229	--	11	2,168	407	--	--	2,586
Conversion of Class B
shares to common stock		39	(39)	--	--	--	--	--	--
Dividends paid to
Class A ($0.04 per share)		--	--	--	--	--	(2,092)	--	(2,092)
Class B ($0.036 per share)		--	--	--	--	--	(114)	--	(114)

Balance May 29, 2004		12,524	3,168	$784	$93,877	$(8,515)	$9,906	$(11,942)	$84,110

Certain amounts in fiscal 2003 and 2002 were reclassified to conform to the 2004 presentation; See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

(in thousands, except per share amounts)

Note A -- Significant Accounting Policies

Principles of Consolidation:  Fiscal Year - The Company's fiscal year generally ends on the Saturday nearest the end of May. Each of the fiscal years presented contains 52/53 weeks. All references herein for the years 2004, 2003, 2002, 2001 and 2000 represent the fiscal years ended May 29, 2004, May 31, 2003,  June 1, 2002, June 2, 2001, and June 3, 2000, respectively.

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

Reclassifications and Presentation: Certain amounts in the prior year’s financial statements have been reclassified to conform to the fiscal 2004 presentation. Accumulated Other Comprehensive Income (Loss) is included within the Consolidated Statements of Stockholders’ Equity and the Statement of Comprehensive Income (Loss) has been removed from the Consolidated  Statements of Operations.

Fair Values of Financial Instruments: The fair values of financial instruments are determined based on quoted market prices and market interest rates as of the end of the reporting period.  The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and long-term debt.  The fair values of these financial instruments were, with the exception of long-term debt as disclosed in Note G, not materially different from their carrying or contract values at May 29, 2004 and May 31, 2003.

Cash Equivalents: The Company considers short-term investments that have maturity of three months or less, when purchased, to be cash equivalents. The carrying amounts reported in the balance sheet for cash and equivalents approximate the fair market value of these assets.

Inventories: At May 29, 2004, the Company's worldwide inventories were stated at the lower of cost or market using the first-in, first-out (FIFO) method. Effective June 1, 2003, the North American operations, which represent a majority of the Company's operations and approximately 78% of the Company's inventories, changed from the last-in, first-out (LIFO) method to the FIFO method. All other inventories were consistently stated at the lower of cost or market using FIFO method. The Company believes that the FIFO method is preferable because it provides a better matching of revenue and expenses. The accounting change was not material to the financial statements for any of the periods presented, and accordingly, no retroactive restatement of prior years' financial statements was made. Inventories include material, labor and overhead associated with such inventories. Substantially all inventories represent finished goods held for sale.

Property, Plant and Equipment: Property, plant and equipment are stated at cost. Provisions for depreciation are computed principally using the straight-line method over the estimated useful life of the asset. Property, plant and equipment consist of the following:

	May 29,	May 31,
	2004	2003

Land and improvements	$ 2,363	$ 2,964
Buildings and improvements	18,274	18,074
Computer and communications equipment	17,612	20,465
Machinery and other equipment	21,581	22,145
Property, at cost	59,830	63,648
Accumulated depreciation	(29,241)	(32,560)
Property, plant and equipment, net	$ 30,589	$ 31,088

Supplemental disclosure information of the estimated useful life of the asset:
Land and improvements	10 years
Buildings and improvements	10 - 15 years
Computer and communications equipment	3 - 5 years
Machinery and other equipment	3 - 7 years

The Company is in the application development stage of implementing enterprise resource management software (PeopleSoft). In accordance with Accounting Standards Executive Committee  (AcSEC) Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, the Company capitalizes all direct costs associated with the application development of this software including software acquisition costs, consulting costs, and internal payroll costs. The Statement requires these costs to be depreciated once the application and development stage is complete. The unamortized balance of the aforementioned capitalized costs, included within computer and communications equipment, is $9,672 and $8,079 at May 29, 2004 and May 31, 2003, respectively. Depreciation expense for capitalized software costs that relate to PeopleSoft in the post-application development stage was $1,239, $776, and $690 in 2004, 2003, and 2002, respectively.

Other Assets: Other assets consist of the following:

	May 29,	May 31,
	2004	2003

Investments	$ 3,058	$ 2,587
Notes receivable	737	786
Deferred financing costs, net	694	544
Other deferred charges, net	313	344
Other assets	$ 4,802	$ 4,261

The Company’s investments are primarily equity securities, all of which are classified as available-for-sale and are carried at their fair value based on the quoted market prices. Proceeds from the sale of the securities were $3,946, $5,217 and $5,949 during fiscal 2004, 2003, and 2002, respectively, all of which were consequently reinvested. Gross realized gains on those sales were $366 in 2004, $351 in 2003, and $634 in 2002. Gross realized losses on those sales were $59 in 2004, $412 in 2003, and $584 in 2002. Net unrealized holding gain of $329, net unrealized holding loss of $96, and net unrealized holding gain of $96 have been included in accumulated comprehensive income for fiscal 2004, 2003 and 2002, respectively.  The following table is the disclosure under SFAS No. 115 for the investment in marketable equity securities:

Description of Securities	Less than 12 months		More than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
May 29, 2004
Common Stock	$ 2,252	$63	$$97	$7	$2,349	$70

May 31, 2003
Common Stock	$ 1,849	$184	$$141	$128	$1,990	$312

Deferred financing costs and other deferred charges are amortized using the effective method.

Goodwill and Other Intangible Assets: Effective June 2, 2002, the Company adopted FASB Statement No. 142, Goodwill and Other Intangible Assets (SFAS 142), which requires that goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment testing. Intangible assets with finite lives are amortized over their estimated useful lives.

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

Accrued Liabilities: Accrued liabilities consist of the following:

	May 29,	May 31,
	2004	2003

Compensation and payroll taxes	$ 9,828	$ 7,431
Interest	2,752	2,754
Income taxes	1,745	745
Warranty reserve	802	672
Other accrued expenses	3,536	5,278
Accrued liabilities	$ 18,663	$ 16,880

Warranties: The Company offers warranties for specific products it manufactures. The Company also provides extended warranties for some products it sells that lengthen the period of coverage specified in the manufacturer’s original warranty. Terms generally range from one to three years.

The Company estimates the cost to perform under its warranty obligation and recognizes this estimated cost at the time of the related product sale. The Company reports this expense as an element of cost of products sold in its statement of operations. Each quarter, the Company assesses actual warranty costs incurred, on a product-by-product basis, as compared to its estimated obligation. The estimates with respect to new products are based generally on knowledge of the manufacturers’ experience and are extrapolated to reflect the extended warranty period, and are refined each quarter as better information with respect to warranty experience becomes known.

Warranty reserves are established for costs that are expected to be incurred after the sale and delivery of products under warranty. The warranty reserves are determined based on known product failures, historical experience, and other currently available evidence.

Non-current Liabilities: Non-current liabilities of $5,049 at May 31, 2003, represent guaranteed payment for acquisitions made during fiscal 2001.   Non-current liabilities of  $241 at May 29, 2004 and $30 at May 31, 2003 represent the pension payments for qualified Korea employees.

Foreign Currency Translation: Foreign currency balances are translated into U. S. dollars at end-of-period rates. Revenues and expenses are translated at the current rate on the date of the transaction. Gains and losses resulting from foreign currency transactions are included in income. Foreign currency transaction losses reflected in operations are $363, $688, and $95 in fiscal 2004, 2003, and 2002, respectively. Gains and losses resulting from translation of foreign subsidiary financial statements are credited or charged directly to stockholders’ equity.

Revenue Recognition:  The Company’s product sales are recognized as revenue generally upon shipment, when title passes to the customer, delivery has occurred or services have been rendered, and collectibility is reasonably assured. The Company’s terms are generally FOB shipping point and sales are recorded net of discounts, rebates and returns based on the Company’s historical experience. The Company’s products are often manufactured to meet the specific design needs of its customers’ applications. Its engineers work closely with customers in ensuring that the product the Company seeks to provide them will meet their needs, but its customers are under no obligation to compensate the Company for designing the products it sells; the Company retains the rights to its designs.

Shipping and Handling Fees and Costs: Shipping and handling costs billed to customers are reported as products sold and the related costs in cost of sales.

Income Taxes: Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences in the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those differences are expected to be recovered or settled.  In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion of or all of the deferred tax assets will not be realized.  A valuation allowance is recorded for the portion of the deferred tax assets that are not expected to be realized based on the level of historical taxable income, projections for future taxable income over the periods in which temporary differences are deductible and allowable tax planning strategies. U.S. income taxes have not been provided on the undistributed earnings of foreign subsidiaries and affiliates as the Company intends to permanently reinvest such earnings.

Stock-Based Compensation: The Company accounts for its stock option plans in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. However, the exercise price of all grants under the Company’s option plans has been equal to the fair market value on the date of grant. Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, requires estimation of the fair value of options granted to employees. Had the Company’s option plans and stock purchase plan been treated as compensatory under the provisions of SFAS No. 123, the Company’s net income (loss) and net income (loss) per share would have been affected as follows (see Note K to Consolidated Financial Statements for underlying assumptions):

Fiscal Year Ended
	May 29,	May 31,	June 1,
	2004	2003	2002

Net income (loss), as reported:	$6,033	$(27,993)	$(11,459)
Add: Stock-based compensation expense included in reported net income (loss), net of taxes	284	307	241
Deduct: Stock-based compensation expense determined under fair value-based method for all awards, net of taxes	(1,273)	(1,553)	(1,337)

Pro-forma net income (loss)	$5,044	$(29,239)	$(12,555)

Net income (loss) per share, basic:
Reported net income (loss)	$0.43	$(2.03)	$(0.84)
Pro-forma compensation expense, net of taxes	(0.07)	(0.11)	(0.13)

Pro-forma net income (loss) per share	$0.36	$(2.14)	$(0.97)

Net income (loss) per share, diluted:
Reported net income (loss)	$0.42	$(2.03)	$(0.84)
Pro-forma compensation expense, net of taxes	(0.07)	(0.11)	(0.13)

Pro-forma net income (loss) per share	$0.35	$(2.14)	$(0.97)

 Earnings per Share: Basic earnings per share is calculated by dividing net income by the weighted average number of Common and Class B Common shares outstanding. Diluted earnings per share is calculated by dividing net income, adjusted for interest savings, net of tax, on assumed bond conversions, by the actual shares outstanding and share equivalents that would arise from the exercise of stock options, certain restricted stock awards and the assumed conversion of convertible bonds when dilutive. The per share amounts presented in the Consolidated Statement of Operations are based on the following amounts:

Fiscal Year Ended
	May 29,	May 31,	June 1,
	2004	2003	2002

Numerator for basic EPS:
Net income (loss)	$6,033	$(27,993)	$(11,459)
Denominator for basic EPS:
Shares outstanding	13,957	13,767	13,470
Additional shares issued	83	42	147
Average shares outstanding	14,040	13,809	13,617
Numerator for diluted EPS:
Net income (loss)	$ 6,033	$(27,993)	$(11,459)
Denominator for diluted EPS:
Average shares outstanding	14,040	13,809	13,617
Effect of dilutive stock options	378	-	-
Average shares outstanding	14,418	13,809	13,617

In computation of diluted earnings per share for the fiscal year ended May 29, 2004, the assumed conversion of the Company’s 8¼% and 7¼% convertible debentures and 451 stock options with exercise prices greater than the average market price of the underlying stock were excluded because their inclusions would have been antidilutive. In computation of diluted loss per share for the fiscal years ended May 31, 2003 and June 1, 2002, the assumed conversion of the Company’s 8¼% and 7¼% convertible debentures, all stock options, and all restricted stock awards were excluded because their inclusions would have been antidilutive.

Derivatives and Hedging Activities:  The Company accounts for derivative financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This standard requires the Company to recognize all derivatives on the balance sheet at fair value. Derivative value changes are recorded in income for any contracts not classified as qualifying hedging instruments. For derivatives qualifying as cash flow hedge instruments, the effective portion of the derivative fair value change must be recorded through other comprehensive income, a component of stockholders’ equity.

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

Note C -- Goodwill and Other Intangible Assets

As discussed in Note A, the Company adopted the new rules on accounting for goodwill and other intangible assets effective June 2, 2002, and, accordingly, discontinued the amortization of goodwill and other intangible assets not subject to amortization.

The following table presents a reconciliation of reported net income (loss) to adjusted net income (loss) excluding amortization of goodwill and other intangible assets not subject to amortization, net of tax:

Fiscal Year Ended

	May 29,	May 31,	June 1,
	2004	2003	2002

Reported net (loss) income	$ 6,033	$ (27,993)	$ (11,459)
Add back amortization of goodwill	-	-	369
Add back amortization of other intangible assets not subject to amortization	-	-	54
Adjusted net (loss) income	$ 6,033	$ (27,993)	$ (11,036)

Basic earnings per share	$ 0.43	$ (2.03)	$ (0.84)
Add back amortization of goodwill	-	-	0.03
Add back amortization of other intangible assets not subject to amortization	-	-	-
Adjusted basic earnings per share	$ 0.43	$ (2.03)	$ (0.81)

Diluted earnings per share	$ 0.42	$ (2.03)	$ (0.84)
Add back amortization of goodwill	-	-	0.03
Add back amortization of other intangible assets not subject to amortization	-	-	-
Adjusted diluted earnings per share	$ 0.42	$ (2.03)	$ (0.81)

During the second quarter of fiscal 2003, the Company completed both steps of the required impairment tests of goodwill and indefinite life intangible assets for each of the reporting units as required under the transitional accounting provisions of SFAS 142. In identifying reporting units, the Company evaluated its reporting structure as of June 2, 2002. The Company concluded that the following operating segments and their components qualified as reporting units: RF & Wireless Communications, Broadcast, Display Systems Group, Industrial Power Group, Burtek, and Security Systems Division excluding Burtek.  The first step in the process of goodwill impairment testing is a screen for potential impairment of the goodwill and other long lived assets, while the second step measures the amount of the impairment. The Company used a discounted cash flow valuation (income approach) to determine the fair value of each of the reporting units. Sales, net income, and EBITDA multiples (market approaches) were used as a check against the impairment implications derived under the income approach. The first step indicated that goodwill and other long lived assets of RF & Wireless Communications, Broadcast and Security Systems Division excluding Burtek were impaired. In evaluating the amount of impairment, it was determined that all goodwill and other long lived assets were impaired for the aforementioned reporting units. Consequently, the Company recorded, effective at the beginning of fiscal 2003, an impairment loss of $21.6 million of which $21.5 million related to goodwill with the balance attributable to other intangible assets with indefinite useful lives.  The impairment loss of $17.9 million, net of tax of $3.7 million, was recorded as a cumulative effect of a change in accounting principle.

The Company performed its annual impairment test during the fourth quarter of fiscal 2004. The same methodology was employed in completing the annual impairment test as in applying transitional accounting provisions of SFAS 142. The Company did not find any indication that additional impairment existed and, therefore, no additional impairment loss was recorded as a result of completing the annual impairment test.

The table below provides changes in carrying value of goodwill by reportable segment:

Goodwill

	Reportable segments
	RFWC	IPG	SSD	DSG	Total

Balance at May 31, 2003	$ -	$ 873	$ 1,305	$ 2,959	$ 5,137
Additions	-	-	-	461	461
Foreign currency translation	-	3	12	-	15
Balance at May 29, 2004	$ -	$ 876	$ 1,317	$ 3,420	$ 5,613

The addition to goodwill during fiscal 2004 represents additional consideration for the Pixelink acquisition made in fiscal 1999 due to the acquired business achieving certain targeted operating levels.

The following table provides changes in carrying value of other intangible assets not subject to amortization which represent costs:

Other intangible assets not subject to amortization

Reportable segments
	RFWC	IPG	SSD	DSG	Total

Balance at May 31, 2003	$ -	$ 9	$ 409	$ -	$ 418
Foreign currency translation	-	-	4	-	4
Balance at May 29, 2004	$ -	$ 9	$ 413	$ -	$ 422

Intangible assets subject to amortization as well as amortization expense are as follows:

Intangible assets subject to amortization as of

	May 29, 2004	May 31, 2003	June 1, 2002

Gross amounts:
Deferred financing costs	$ 2,192	$ 2,191	$ 1,883
Patents and trademarks	478	478	478
Total gross amounts	2,670	2,669	2,361

Accumulated amortization:
Deferred financing costs	1,935	1,647	1,366
Patents and trademarks	461	448	436
Total accumulated amortization	$ 2,396	$ 2,095	$ 1,802

Amortization of intangible assets subject to amortization

	May 29, 2004	May 31, 2003	June 1, 2002

Deferred financing costs	$ 287	$ 261	$ 148
Patents and trademarks	13	12	13
Total	$ 300	$ 273	$ 161

The amortization expense associated with the intangible assets subject to amortization is expected to be $181, $70, $21, and $1 in fiscal 2005, 2006, 2007, and 2008, respectively. The weighted average number of years of amortization expense remaining is 1.7.

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

The restructuring charge consisted of $1,536 for employee severance and $210 lease breakage costs and was included in fiscal 2003 selling, general and administrative expense (SG&A). The severance costs of $328 were paid in 2003 with the remaining balance paid in fiscal 2004. Terminations affected over 70 employees across various business functions, operating units and geographic regions. All terminations and termination benefits were communicated to the affected employees prior to 2003 year-end.

The following table depicts the amounts associated with the activity related to the restructuring initiative through May 29, 2004:

	Restructuring	Amount		Balance
	liability	used in	Reversal	as of
	May 31,	Fiscal	of	May 29,
	2003	2004	accrual	2004

Employee severance and related costs	$1,192	$904	$288	$-
Lease termination costs	210	-	210	-
Total	$1,402	$904	$498	$-

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

In the fourth quarter of fiscal 2002, the Company reevaluated its inventory reserve estimate in light of the industry wide decline in sales, a prolonged recovery period, and changes in the Company’s mix of business toward higher technology products particularly in the telecommunications market. An inventory obsolescence and overstock adjustment of $15,279, or $9,778 net of tax, was included in cost of sales. Also in the fourth quarter of fiscal 2002, the Company recorded a provision for uncollectable accounts receivable and severance due to recent management changes. The charge was $794, or $509 net of tax, recorded in SG&A and other expense.

Note E -- Acquisitions

Fiscal 2004: The aggregate cash outlay in 2004 for business acquisitions was $6,196 representing additional consideration paid for certain business acquisitions made in prior periods due to the acquired businesses achieving certain targeted operating levels.

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

The acquisition was accounted for by the purchase method, and accordingly, the result of operations are included in the consolidated statements of operations from the respective dates of acquisition. The impact of the acquisition on results of operations was not significant and would not have been significant if it had been included for the entire year. If the acquisition had occurred at the beginning of the year, consolidated sales would have increased by approximately $900 in fiscal 2002.

The terms of certain of the Company’s acquisition agreements provide for additional consideration to be paid if the acquired entity’s results of operations exceed certain targeted levels. Such amounts are paid in cash and recorded when earned as additional consideration, and amounted to $6,196, $1,108, and $1,274 in 2004, 2003 and 2002, respectively.  Assuming the goals established in the remaining acquisition agreement outstanding at May 29, 2004, were met, additional consideration aggregating approximately $545 will be payable in fiscal 2005.

Note F-- Disposal of Product Line

On February 22, 2002, the Company sold certain assets of its Medical Systems Group (MSG), specifically, inventory and other assets related to its Medical Glassware product line (MG) used in the reloading and distribution of X‑ray, CT, and image intensifier tubes, amid continued decline in the product lines sales and gross margins due to increased competition in the replacement market and production inefficiencies in tube reloading. The book value of the assets sold was $10.9 million. Proceeds from the sale were $6.3 million resulting in a loss on the sale of $4.6 million or $2.9 million, net of tax.

The MG product line at the time of sale represented more than half of the Company's MSG revenues with medical monitors and associated display products making up the majority of the balance. The MG sales were $547, $1,269, and $12,940 in fiscal 2004, 2003, and 2002.

Note G -- Debt Financing

Long-term debt consists of the following:

	May 29, 2004	May 31, 2003

8¼% Convertible debentures, due June 2006	$ 40,000	$ 40,000
7¼% Convertible debentures, due December 2006	30,825	30,825
Floating-rate multi-currency revolving credit agreement, due September 2005 (4.03% at May 29, 2004)	66,797	65,802
Financial instruments	149	1,753
Other	69	62
Total debt	137,840	138,442
Less current portion	(4,027)	(46)
Long-term debt	$ 133,813	$ 138,396

At May 29, 2004, the Company maintained $133.8 million in long-term debt primarily in the form of two issues of convertible debentures and a multi-currency credit agreement.  In fiscal 2004, the interest payments on the debentures of $2,767 each were made in June and December of 2003.

Mr. Edward J. Richardson controls $1,122 principal amount of the Company's 7 1/4% debentures and $1,051 principal amount of the Company's 8 1/4% debentures. The 7¼% convertible debentures are unsecured and subordinated to other long-term debt, including the 8¼% convertible debentures. Each $1 of the 7¼% debenture is convertible into the Company’s Common Stock at any time prior to maturity at $21.14 per share and the 8¼% convertible debentures are convertible at $18.00 per share. The Company is required to make sinking fund payments of $3,850 in fiscal 2005 and $6,225 in fiscal 2006.

The Company has a multi-currency revolving credit agreement in the amount of $102.0 million. The agreement matures in September 2005, when the outstanding balance at that time will become due.   At May 29, 2004, $66.8 million was outstanding on the agreement.  The Company has pledged substantially all of its assets, including stock of its subsidiaries, as security for the obligations under the credit agreement.  The agreement bears interest at applicable LIBOR rates plus a margin, varying with certain financial performance criteria. At May 29, 2004, the applicable margin was 200 basis points and the unused line was $35.2 million under the total agreement; however, this amount was reduced to $12.2 million due to the borrowing base limitations.

In the following table, the fair values of the Company’s 7¼% and 8¼% convertible debentures are based on quoted market prices at the end of the fiscal year. The fair values of the bank term loans are based on carrying value.

	May 29, 2004		May 31, 2003

	Carrying Value	Fair Value	Carrying Value	Fair Value

8¼% Convertible debentures	$ 40,000	$ 40,000	$ 40,000	$ 37,200
7¼% Convertible debentures	30,825	30,825	30,825	28,051
Floating-rate multi-currency revolving credit agreement	66,797	66,797	65,802	65,802
Financial instruments	149	149	1,753	1,753
Other	69	69	62	62
Total	137,840	137,840	138,442	132,868
Less current portion	(4,027)	(4,027)	(46)	(46)
Total	$ 133,813	$ 133,813	$ 138,396	$ 132,822

 The credit agreement and debenture indentures contain financial covenants with which the Company was in full compliance at May 29, 2004. These covenants include benchmark levels for tangible net worth, borrowing base, senior funded debt to cash flow and annual debt service coverage.  In addition, the Company would be in default of the credit agreement if Mr. Edward Richardson’s stock were not sufficient for him to elect a majority of the board of directors and control any amendment to the Company by-laws.

The Company has interest rate exchange agreements to convert approximately $37.8 million of floating rate debt to an average fixed rate of 8.7% through July 2004.   Additional interest expense recorded in the statement of operations related to these agreements was $1,265, $789, and $1,926 in fiscal 2004, 2003 and 2002, respectively.

Aggregate maturities of debt during the next five years are: $3,999 in fiscal 2005, $73,022 in fiscal 2006, and $60,750 in fiscal 2007. Cash payments for interest were $10,404, $10,246, and $11,336 in fiscal 2004, 2003, and 2002, respectively.

Note H – Derivative Financial Instruments

The Company accounts for derivative financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This standard requires the Company to recognize all derivatives on the balance sheet at fair value. Derivative value changes are recorded in income for any contracts not classified as qualifying hedging instruments. For derivatives qualifying as cash flow hedge instruments, the effective portion of the derivative fair value change must be recorded through other comprehensive income, a component of stockholders’ equity.  All of the Company’s derivatives qualified as hedging instruments for the year ended May 29, 2004.

The Company entered various LIBOR-based interest rate swap arrangements from September 2000 through March 2001 to manage fluctuations in cash flows resulting from interest rate risk attributable to changes in the benchmark interest rate of LIBOR. The interest rate swap changes the variable-rate cash flow exposure on the credit agreement to fixed-rate cash flows by entering into a receive-variable, pay-fixed interest rate swap. Under the interest rate swap, Richardson receives LIBOR-based variable interest rate payments and makes fixed interest rate payments, thereby creating fixed-rate long-term debt. This swap agreement is accounted for as a qualifying cash flow hedge of the future variable-rate interest payments in accordance with SFAS No. 133, whereby changes in the fair market value are reflected as adjustments to the fair value of the derivative instrument as reflected on the accompanying consolidated balance sheets.

The fair value of the interest rate swap agreement is determined periodically by obtaining quotations from the financial institution that is the counterparty to the Company’s swap arrangement. The fair value represents an estimate of the net amount that Richardson would receive if the agreement was transferred to another party or cancelled as of the date of the valuation. Changes in the fair value of the interest rate swap are reported in accumulated other comprehensive income, or AOCI, which is an element of stockholders’ equity. These amounts are subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the floating-rate debt obligations affects earnings. During the year ended May 29, 2004, approximately $1,265 related to the interest rate swap was reported as interest expense and represents a yield adjustment of the hedged debt obligation. The balance sheet as of May 29, 2004 reflects current liabilities of $300 to reflect the fair value of the swap agreement.  As of May 29, 2004, the Company had interest rate exchange agreements to convert approximately $38 million if its floating rate debt to an average rate of 8.7% for the term of the debt through July 2004.

Note I -- Facility Lease Obligations and Other Commitments

The Company leases certain warehouse and office facilities under non-cancelable operating leases. Rent expense for fiscal 2004, 2003, and 2002 was $3,501,  $3,704 and $3,337, respectively. At May 29,2004, future lease commitments for minimum rentals, including common area maintenance charges and property taxes, were $3,767 in 2005, $2,632 in 2006, $1,343 in 2007, $917 in 2008, $428 in 2009, and $413 thereafter.

As of May 29, 2004, the Company has several performance bonds outstanding that were required by certain African and Latin American customers. The total amount of the bonds was $1,255 with expiration dates on August 2004 and June 2005.

Note J -- Income Taxes

The components of income (loss) before income taxes are:

Fiscal Year Ended
	May 29,	May 31,	June1,
	2004	2003	2002

United States	$ (311)	$ (14,724)	$ (18,634)
Foreign	8,881	1,581	836
Income (loss) before taxes	$ 8,570	$ (13,143)	$ (17,798)

The provision for income taxes differs from income taxes computed at the federal statutory tax rate of 34% in 2004, 2003 and 2002 as a result of the following items:

Fiscal Year Ended
	May 29,	May 31,	June 1,
	2004	2003	2002

Federal statutory rate	34.0%	(34.0)%	(34.0) %
Effect of:
State income taxes, net of federal tax benefit	-	(2.1)	(2.3)
Export benefit	(5.2)	(4.7)	(2.9)
Foreign taxes at other rates	0.8	1.6	(0.2)
Valuation allowance for deferred tax assets and foreign net operating carryforward	-	12.1	-
Other	-	4.2	3.8
Effective tax rate	29.6%	(22.9)%	(35.6)%

The provisions for income taxes consist of the following:

	May 29,	May 31,	June 1,
	2004	2003	2002

Current:
Federal	$ --	$ (2,111)	$ (1,075)
State	(209)	(464)	(158)
Foreign	1,556	2,169	674
Total current	1,347	(406)	(559)
Deferred:
Federal	(384)	(1,534)	(4,651)
State	147	(252)	(519)
Foreign	1,427	(820)	(610)
Total deferred	1,190	(2,606)	(5,780)
Income tax provision (benefit)	$ 2,537	$ (3,012)	$ (6,339)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of May 29, 2004 and May 31, 2003 are as follows:

	May 29,	May 31,
	2004	2003

Deferred tax assets:
Intercompany profit in inventory	$1,162	$1,264
NOL carryforward - foreign & domestic	9,795	4,615
Inventory valuation	11,009	12,329
Goodwill	2,305	2,690
Alternative minimum tax credit	1,189	1,189
Other	961	1,551
	26,421	23,638
Valuation allowance	(4,040)	(1,586)
Net deferred tax assets after valuation allowance	22,381	22,052

Deferred tax liabilities:
Accelerated depreciation	(3,646)	(3,022)
Other	(22)	(883)
	(3,668)	(3,905)

Net deferred tax assets	$18,713	$18,147

Supplemental disclosure of deferred tax asset information:
Domestic	$18,903	$16,333
Foreign	$7,518	$7,305

As of May 29, 2004, the Company has domestic net operating losses (NOL) totaling $11,446 and foreign net operating losses total $15,288. The majority of the NOL can be carried forward for five years or longer.  In fiscal 2004, the Company recorded a valuation allowance of $2,454 primarily relating to certain foreign subsidiaries recording deferred tax assets on net operating losses. During fiscal 2003, the Company recorded a valuation allowance of $1,586 relating to deferred tax assets in certain foreign subsidiaries which sustained consecutive years of losses.  The valuation allowance has been established due to uncertainties related to the Company’s ability to generate sufficient taxable income in specific geographical and jurisdictional locations. The Company also has an alternative minimum tax credit carryforward as of May 29, 2004, in the amount of $1,189 that has an indefinite carryforward period.

Income taxes paid, including foreign estimated tax payments, were $1,656, $2,657, and $952 in fiscal 2004, 2003, and 2002, respectively.

All current year positive net income of the Company's foreign subsidiaries is considered permanently reinvested pursuant to APB 23.  The current net earnings of these subsidiaries amount to $9,888 and $4,572 in fiscal 2004 and 2003, respectively.

Note K- Stockholders' Equity

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

Total Common Stock issued and outstanding, excluding Class B at May 29, 2004, was 11,087 shares, net of treasury shares of 1,437. An additional 9,337 shares of Common Stock have been reserved for the potential conversion of the convertible debentures and Class B Common Stock and for future issuance under the Employee Stock Purchase Plan and Employee and Non-Employee Director Stock Option Plans.

The Employee Stock Purchase Plan (ESPP) provides substantially all employees an opportunity to purchase Common Stock of the Company at 85% of the stock price at the beginning or the end of the year, whichever is lower. At May 29, 2004, the plan had 57 shares reserved for future issuance.

The Employees’ 2001 Incentive Compensation Plan authorizes the issuance of up to 900 shares as incentive stock options, non-qualified stock options or stock awards.  Under this plan and predecessor plans, 2,188 shares are reserved for future issuance. The Plan authorizes the granting of incentive stock options at the fair market value at the date of grant. Generally, these options become exercisable over staggered periods and expire up to ten years from the date of grant.

Under the 1996 Stock Option Plan for Non-Employee Directors and a predecessor plan, at May 29, 2004, 238 shares of Common Stock have been reserved for future issuance relating to stock options exercisable based on the passage of time. Each option is exercisable over a period from its date of grant at the market value on the grant date and expires after ten years.

The Company applies APB Opinion No. 25 and related interpretations in accounting for its option plans and, accordingly, has not recorded compensation expense for such plans. SFAS No. 123 requires the calculation of the fair value of each option granted. This fair value is estimated on the date of grant using the Black-Scholes option-pricing model with the assumptions indicated below:

Fiscal Year Ended (Assumptions used in estimating options fair values)
	May 29,	May 31,	June 1,
	2004	2003	2002

Risk-free interest rate	3.6%	2.9%	4.0%
Volatility	47%	49%	50%
Average expected life (years)	4.9	5.1	5.2
Annual dividend rate	$ .16	$ .16	$ .16
Average fair value per option	$ 4.57	$ 4.12	$ 2.95
Option value of ESPP per share	$ 1.32	$ 1.91	$ 1.96
Fair value of options granted during the year	$ 103	$ 297	$ 1,206

A summary of the share activity and weighted average exercise prices for the Company’s option plans is as follows:

	Outstanding		Exercisable
	Shares	Price	Shares	Price

At June 2, 2001	1,623	9.42	667	7.73
Granted	437	7.42
Exercised	(173)	7.24
Cancelled	(21)	10.49
At June 1, 2002	1,866	9.14	802	8.52
Granted	72	9.83
Exercised	(112)	6.75
Cancelled	(88)	9.62
At May 31, 2003	1,738	9.29	1,111	9.08
Granted	23	11.16
Exercised	(229)	7.19
Cancelled	(77)	10.23
At May 29, 2004	1,455	$ 9.58	1,045	$ 9.58

The following table summarizes information about stock options outstanding as of May 29, 2004:

Exercise Price Range	Outstanding			Exercisable
	Shares	Price	Life	Shares	Price	Life

$ 3.75 to $ 5.38	20	$ 4.97	3.7	20	$ 4.97	3.7
$ 6.75 to $ 7.50	594	7.02	5.8	363	7.01	5.0
$ 7.90 to $ 8.97	257	8.20	3.4	255	8.19	3.4
$10.14 to $13.81	584	12.96	5.8	407	12.97	5.4
Total	1,455			1,045

Note L -- Employee Retirement Plans

The Company’s domestic employee retirement plans consist of a profit sharing plan and a stock ownership plan (ESOP). Annual contributions in cash or Company stock are made at the discretion of the Board of Directors. In addition, the profit sharing plan has a 401(k) provision whereby the Company matches 50% of employee contributions up to 4% of base pay. Charges to expense for discretionary and matching contributions to these plans were $1,274, $660, and $926 for fiscal 2004, 2003, and 2002, respectively. Such amounts included contributions in stock of $290 for 2004, based on the stock price at the date contributed. Shares are included in the calculation of earnings per share and dividends are paid to the ESOP from the date the shares are contributed. Foreign employees are covered by a variety of government mandated programs.

Note M -- Segment and Geographic Information

The following disclosures are made in accordance with the SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company’s strategic business units (SBUs) in 2004 were: RF & Wireless Communications Group (RFWC), Industrial Power Group (IPG), Security Systems Division (SSD), and Display Systems Group (DSG).

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

Accounts receivable, inventory, and goodwill are identified by SBU. Cash, net property and other assets are not identifiable by SBU. Operating results for each SBU are summarized in the following table:

	Sales	Gross Margin	Contribution	Assets

Fiscal 2004
RFWC	$ 231,389	$ 52,340	$ 28,045	$ 87,097
IPG	112,737	34,694	24,218	50,403
SSD	101,979	26,045	14,373	33,257
DSG	66,452	17,105	9,468	23,358
MG	547	237	179	133
Total	$ 513,104	$ 130,421	$ 76,283	$ 194,248
Fiscal 2003
RFWC	$ 204,427	$ 45,687	$ 21,103	$ 75,336
IPG	95,508	29,523	21,996	47,391
SSD	92,090	22,939	12,539	31,906
DSG	64,191	16,218	9,674	22,217
MG	1,269	164	(80)	276
Total	$ 457,485	$ 114,531	$ 65,232	$ 177,126
Fiscal 2002
RFWC	$ 181,969	$ 42,642	$ 20,213	$ 104,922
IPG	95,018	29,181	22,306	46,916
SSD	85,087	20,080	10,248	32,401
DSG	60,697	15,864	8,528	22,889
MG	12,940	2,727	1,267	1,868
Total	$ 435,711	$ 110,494	$ 62,562	$ 208,996

Certain amounts in prior periods were reclassified to conform to the 2004 presentation.

A reconciliation of sales, gross margin, direct operating contribution and assets to the relevant consolidated amounts is as follows. Other assets not identified include miscellaneous receivables, manufacturing inventories and other assets.

Fiscal Year Ended
	May 29,	May 31,	June 1,
	2004	2003	2002

Segment sales	$ 513,104	$ 457,485	$ 435,711
Corporate	6,965	7,032	7,781
Sales	$ 520,069	$ 464,517	$ 443,492

Segment gross margin	$ 130,421	$ 114,531	$ 110,494
Inventory charges	-	(13,810)	(15,282)
Manufacturing variances and other costs	(2,469)	(1,631)	(1,046)
Gross Margin	$ 127,952	$ 99,090	$ 94,166

Segment contribution	$ 76,283	$ 65,232	$ 62,562
Inventory charges	-	(13,810)	(15,282)
Manufacturing variances and other costs	(2,469)	(1,631)	(1,046)
Regional selling expenses	(18,297)	(17,336)	(15,380)
Administrative expenses	(36,110)	(34,114)	(31,207)
Loss from disposition of a business	-	-	(4,551)
Operating (loss) income	$ 19,407	$ (1,659)	$ (4,904)

Segment assets	$ 194,248	$ 177,126	$ 208,996
Cash and equivalents	16,927	16,874	15,296
Other current assets	19,739	26,320	20,999
Net property	30,589	31,088	28,827
Other assets	17,385	13,523	12,529
Total assets	$ 278,888	$ 264,931	$ 286,647

Geographic sales information is primarily grouped by customer destination into five areas: North America, Europe, Asia/Pacific, Latin America, and Corporate. Europe includes sales to the Middle East and Africa. Sales to Mexico are included as part of Latin America. Corporate consists of freight and non-area specific sales.

Sales and long-lived assets (net property and other assets, excluding investments) are presented in the table below.

Fiscal Year Ended
	May 29,	May 31,	June 1,
	2004	2003	2002

Sales
United States	$ 205,941	$ 200,908	$ 194,717
Canada	69,681	58,732	53,294
North America	275,622	259,640	248,011
Europe	116,820	103,129	94,670
Asia/Pacific	104,068	78,146	68,817
Latin America	20,074	20,523	29,013
Corporate	3,485	3,079	2,981
Total	$ 520,069	$ 464,517	$ 443,492

Long Lived Assets
United States	$ 32,033	$ 30,060	$ 37,608
Canada	2,545	2,659	2,408
North America	34,578	32,719	40,016
Europe	4,206	3,192	13,953
Asia/Pacific	918	794	788
Latin America	1,035	1,194	1,445
Total	$ 40,737	$ 37,899	$ 56,202

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

Note N -- Litigation

The Company is involved in several pending judicial proceedings concerning matters arising in the ordinary course of its business. While the outcome of litigation is subject to uncertainties, based on currently available information, the Company believes that, in the aggregate, the results of these proceedings will not have a material adverse effect on them.

On December 20, 2002, the Company filed a complaint against Signal Technology Corporation in the United States District Court for the Northern District of Illinois, which the Company dismissed on February 27, 2003. On February 14, 2003 Signal Technology filed a declaratory judgment suit against the Company in Superior Court, Boston, Massachusetts, and on March 4, 2003, the Company filed a complaint against Signal Technology Corporation in the Circuit Court of Cook County, Illinois. On February 13, 2004, the Company dismissed its complaint in Circuit Court, Cook County, Illinois. From November 6, 2000 through December 6, 2001, Signal Technology issued six purchase orders to purchase low-frequency amplifiers and other electronic components from the Company and subsequently refused to take delivery of the components. The Company is claiming damages of approximately $2.0 million resulting from Signal Technology's refusal to take delivery. Signal's declaratory judgment suit in Massachusetts seeks a ruling that it has no liability to the Company, but Signal has not asserted any claim against the Company.

The Company filed a complaint against Microsemi Corporation on February 13, 2004, in the Circuit Court of Kane County, Illinois. Microsemi is a former supplier of electronic components to the Company. From May through August 2002, the Company sought to return certain components to Microsemi pursuant to the terms of a distribution agreement between Microsemi and the Company and Microsemi refused to accept the Company’s return. In this suit, the Company alleges breach of contract and seeks damages in excess of $814,000.

In fiscal 2003, two customers of the Company’s German subsidiary asserted claims against the Company in connection with heterojunction field effect transistors the Company sold to them. The Company acquired the heterojunction field effect transistors from the manufacturer pursuant to a distribution agreement. The customers' claims are based on the heterojunction field effect transistors not meeting the specification provided by the manufacturer. The Company has notified the manufacturer and its insurance carrier of these claims. Because the Company’s investigation has not been completed, it is unable to evaluate the merits of these claims or the prospects of recovery from the manufacturer or insurance carrier. The Company intends to vigorously defend these claims and, if it should have any liability arising from these claims, the Company intends to pursue the claims against the manufacturer and the insurer. As of August 6, 2004, no proceedings have been instituted regarding these claims.

Note O –Valuation and Qualifying Accounts

The following table presents the valuation and qualifying account activity for the years ended May 29, 2004, May 31, 2003 and June 1, 2002:

Description	Balance at beginning of period	Additions		Deductions	Balance at end of period
		Charged to expenses	Charged to other accounts
Year ended May 29, 2004 Allowance for doubtful accounts Inventory overstock reserve Deferred tax asset valuation Warranty reserves	$ 3,350 $ 33,971 $ 1,589 $ 672	$ (409) (1) $ 2,128 (3) $ 2,454 $ 459	- - - -	$ 425 (2) $ 9,566 (4) $ - $ 329	$ 2,516 $ 26,533 $ 4,040 $ 802
Year ended May 31, 2003: Allowance for doubtful accounts Inventory overstock reserve Deferred tax asset valuation Warranty reserves	$ 2,646 $ 24,677 $ - $ 47	$ 869 (1) $ 11,361 (3) $ 1,586 $ 846	- - - -	$ 165 (2) $ 2,067 $ - $ 221	$ 3,350 $ 33,971 $ 1,589 $ 672
Year ended June 1, 2002: Allowance for doubtful accounts Inventory overstock reserve Deferred tax asset valuation Warranty reserves	$ 2,639 $ 7,930 $ - $ 50	$ 1,568 (1) $ 17,067 (3) $ - $ 200	- - - -	$ 1,561 (2) $ 320 $ - $ 203	$ 2,646 $ 24,677 $ - $ 47

(1) Charges to Bad debt expense
(2) Uncollectable amounts written off, net of recoveries and foreign currency translation
(3) Charges to Cost of sales
(4) Inventory disposed of during the period ($3.6 million), LIFO reversal ($4.0 million), and reclassification to LCM ($2.0 million)

Note P -- Selected Quarterly Financial Data (Unaudited)

Summarized quarterly financial data for 2004 and 2003 follow:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2004
Net sales	$ 119,306	$ 128,051	$ 127,338	$ 145,374
Gross margin	29,115	30,942	31,536	36,359
Net income	392	2,205	1,000	2,436
Net income per share:
- Basic	0.03	0.16	0.07	0.17
- Diluted	0.03	0.15	0.07	0.17

2003:
Net sales	$ 108,614	$ 118,958	$ 118,010	$ 118,935
Gross margin	27,154	28,913	28,202	14,821
Income (loss) before cumulative effect of accounting change	166	1,078	(102)	(11,273)
Per share: Basic and Diluted	0.01	0.08	(0.01)	(0.82)
Net (loss) income	(17,696)	1,078	(102)	(11,273)
Net (loss) income per share:
Basic and Diluted	(1.29)	0.08	(0.01)	(0.82)

The first quarter of fiscal 2003 includes a cumulative effect of accounting change of $17,862, net of tax (see Note C to Consolidated Financial Statements). The fourth quarter of fiscal 2003 include charges $11.9 million, net of tax, primarily related to inventory write‑downs (see Note D to Consolidated Financial Statements).

Note Q – Subsequent Events

On July   8, 2004, the Company completed an offering of 3,000,000 shares of its common stock, which resulted in net proceeds to the Company of $29,136,000.  The net proceeds were used to repay borrowings under the Company's credit agreement and will be reborrowed, if necessary, to redeem Debentures not exchanged in the exchange offer.  As of July 24, 2004, the Company had an unused line of $52.7 million under the credit agreement; however, this amount was reduced to $33.4 million due to the borrowing base limitations.

On June 8, 2004, the Company entered into a contract to sell approximately 205 acres of real estate adjoining our headquarters for $10,966,500. The contract is subject to a number of conditions, including governmental approvals, including rezoning to permit development of a residential subdivision, as well as environmental testing and other customary conditions. Accordingly, we cannot give any assurance as to the timing or successful completion of the transaction.

Report of Independent Auditors

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Richardson Electronics, Ltd.:

We have audited the accompanying consolidated balance sheet of Richardson Electronics, Ltd. and subsidiaries as of May 29, 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for the year ended May 29, 2004.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Richardson Electronics, Ltd. and subsidiaries as of May 29, 2004, and the results of their operations and their cash flows for the year ended May 29, 2004, in conformity with U.S. generally accepted accounting principles.

As discussed in Note A to the consolidated financial statements, the Company changed its method of accounting for certain inventories from the last-in, first-out method to the first-in, first-out method as of May 30, 2003.

/s/ KPMG LLP

KPMG LLP

Chicago, Illinois

August 6, 2004

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Richardson Electronics, Ltd.;

We have audited the accompanying consolidated balance sheets of Richardson Electronics, Ltd. and subsidiaries as of May 31, 2003, and the related consolidated statements of income, stockholders' equity, and cash flows for the years ended May 31, 2003 and June 1, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Richardson Electronics, Ltd. and subsidiaries at May 31, 2003, and the consolidated results of their operations and their cash flows for the years ended May 31 2003 and June 1, 2002, in conformity with U.S. generally accepted accounting principles.

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

Ernst & Young LLP

Chicago, IL

July 2, 2003, except as to Note B

as to which the date is January 22, 2004

 Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On August 22, 2003, the Company engaged KPMG LLP as its principal accountants for the fiscal year ending May 29, 2004, and chose not to renew the engagement of Ernst & Young LLP ("Ernst & Young"). The decision to change accountants was made by the audit committee of the board of directors and the board.

During the two fiscal years ended May 31, 2003, there were no disagreements between the Company and Ernst & Young on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Ernst & Young's satisfaction, would have caused them to make reference in connection with their opinion to the subject matter of the disagreement. There were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

Ernst & Young's reports on the Company's consolidated financial statements for the years ended May 31, 2003 and 2002 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

Item 9A. Controls and Procedures

In connection with the audit of the Company’s financial statements for the fiscal year ended May 29, 2004, KPMG LLP, the Company’s independent auditors (“KPMG”), issued a letter to the Company identifying four issues that they identified as material weaknesses in the Company’s internal control over financial reporting.

KPMG stated that none of the identified material weaknesses resulted in material inaccuracies in the Company’s financial results for the fiscal year ended May 29, 2004.  In addition, although KPMG does not perform an audit on a quarterly basis, based on reviews of prior quarters and results of audit procedures, KPMG has advised the Company that nothing came to its attention that leads it to conclude that any of the Company’s quarterly results in fiscal 2004 were incorrect in any material respect. Further, the Company determined, based on its investigation, and without reliance on KPMG, that the identified material weaknesses in its internal control over financial reporting have not had, individually or in the aggregate, a material effect on the accuracy of its financial statements. The Company believes that the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were and continue to be effective in timely alerting it to material financial information required to be included in its periodic filings.

The identified material weaknesses require:

enhancement of formal policies and procedures, including standard reporting package and assignment of responsibilities, for international consolidation process to ensure timely and effective reporting of foreign subsidiaries financial information and consolidation;

improved reconciliation process for the migration of financial information from local systems of foreign subsidiaries to the PeopleSoft system at headquarters;

improved documentation of management review and reconciliation performance;

enhancement of documentation for policies and procedures, improved segregation of duties and audit trails for changes in information technology of the Company.

The Company is committed to maintaining effective internal control over financial reporting and is taking and will take steps to address promptly all material weaknesses that are identified. Over the last two years, the Company instituted additional processes and procedures to improve its internal control over financial reporting. For example, in fiscal 2003, the Company initiated an internal control risk assessment program. From the risk assessment, an internal audit plan is developed annually and presented to and approved by the Audit Committee. Internal audits are performed in accordance with the audit plan. Management action plans are documented to monitor corrective action in specific areas and are reviewed with the Audit Committee on a quarterly basis.

In addition, the Company is currently in the application development stage of implementing enterprise resource management software (PeopleSoft). The Company anticipates that it will be fully implemented for purchasing, inventory and planning functions and financial applications by the second quarter of fiscal 2005, at which time the reconciliation issues between the Company’s former system (Robinet) and the PeopleSoft system, which relate to its inventories and accounts receivable, are expected to be remedied. This is also expected to remedy any inconsistencies that may exist between PeopleSoft and the local systems of the Company’s foreign subsidiaries.

In addition the Company is implementing a software application in 2005 to meet its system and process requirements for change management.

The Company is formalizing policies and procedures in several areas, including those recommended by KPMG, and establishing documentation of the performance of control activities. Further, the Company is evaluating its policies and procedures that specifically relate to the material weaknesses identified by KPMG, and will implement any additional measures necessary to rectify any deficiencies in its internal controls as soon as practicable. The Company also intends to continue to conduct monthly financial reviews in an attempt to identify any discrepancies that may arise as a result of a failure of an internal control.

See "Risk Factors—If the Company does not maintain effective internal control over financial reporting, it could be unable to provide timely and reliable financial information."

PART III

Item 10. Directors and Executive Officers of the Registrant

The following table sets forth certain information with respect to the Company’s executive officers and directors as of June 1, 2004:

Name	Age	Position
Edward J. Richardson	62	Chairman of the Board and Chief Executive Officer
Bruce W. Johnson	63	President, Chief Operating Officer and Director
Dario Sacomani	48	Senior Vice President, Chief Financial Officer and Director
William G. Seils	68	Senior Vice President, General Counsel and Secretary
Robert L. Prince	42	Executive Vice President, Worldwide Sales
Gregory J. Peloquin	40	Executive Vice President and General Manager, RF & Wireless Communications Group
Murray J. Kennedy	43	Executive Vice President and General Manager, Industrial Power Group
George Solas	56	Vice President and General Manager, Display Systems Group
Wendy Diddell	38	Vice President and General Manager, Security Systems Division
Pierluigi Calderone	46	Vice President and Director, European Operations
Joseph C. Grill	59	Senior Vice President, Human Resources
Kathleen M. McNally	44	Senior Vice President, Marketing Operations and Customer Support
Gint Dargis	47	Vice President & Chief Information Officer
Larry Duneske	50	Vice President, Worldwide Logistics
Arnold R. Allen	72	Director
Jacques Bouyer	75	Director
Scott Hodes	66	Director
Ad Ketelaars	47	Director
John R. Peterson	47	Director
Harold L. Purkey	60	Director
Samuel Rubinovitz	74	Director

Edward J. Richardson has been the Chairman of the Board and Chief Executive Officer since 1989. Mr. Richardson has been employed by the Company since 1961, holding several positions.

Bruce W. Johnson has been the President, Chief Operating Officer and Director since joining the Company in November 1996. From January 1992 until January 1996, he was President of Premier Industrial Corporation, a New York Stock Exchange listed company that was acquired by Farnell Ltd. in April 1996. Mr. Johnson was Executive Vice President of Premier from February 1987 until January 1992. Premier is a full service business to business supplier of electronic components for industrial and consumer products, essential maintenance and repair products for industrial, commercial, and institutional applications, and manufactures high-performance fire-fighting equipment.

Dario Sacomani has been the Senior Vice President and Chief Financial Officer since joining the Company in June 2002. Mr. Sacomani was elected a Director effective as of August 6, 2002. Prior to joining the Company he was Senior Vice President, Chief Financial Officer and Treasurer of On Semiconductor in Phoenix, AZ since it was spun off from Motorola, Inc. in 1999. Prior to that he was employed by Motorola Inc. in management positions in finance and accounting, and since 1997 was Vice President, Semiconductor Components Group & Controller.

William G. Seils has been a Senior Vice President since January 1992 and has served as General Counsel and Secretary since May 1986. Prior to joining the Company in 1986, Mr. Seils was a partner in the law firm of Arvey, Hodes, Costello and Burman, Chicago, Illinois.

Robert L. Prince has been the Executive Vice President of Worldwide Sales since February 1998 and was Vice President of Worldwide Sales from November 1996 until February 1998. Mr. Prince was Vice President of Sales from November 1991 until November 1996 and held several other positions since joining the Company in November 1978.

Gregory J. Peloquin has been the Executive Vice President and General Manager of the RF & Wireless Communications Group since January 15, 2002, prior to that he was Vice President of the RF & Wireless Communications Group since November 1999 when he rejoined the Company. Mr. Peloquin first joined the Company in 1990 and held various positions in product management until 1997 when he left to join Motorola, Inc. as Director of Global Distribution for Wireless Infrastructure Division, which position he held until he rejoined the Company in 1999.

Murray J. Kennedy has been the Executive Vice President and General Manager of the Industrial Power Group since January 15, 2002, prior to that he was Vice President and General Manager of the Industrial Power Group since September 1999. Mr. Kennedy has held various industrial product management positions since joining the Company in March 1994. Prior thereto, he held positions with Litton Electron Devices Group and ITT Electron Devices Division.

George Solas has been the Vice President and General Manager of the Display Systems Group since June 1, 2004. Prior to joining the Company, Mr. Solas was the Vice President of Northeast and Canadian Sales and Northeast Area Director of the ACS Division of Avnet, Inc. since 1997, a global company that focuses on the requirements of computing original equipment manufacturers, independent software vendors and value-added resellers looking to get embedded systems or wireless and data collection solutions to market quickly.

Wendy Diddell has been the Vice President and General Manager of the Security Systems Division since June 1, 2004. Prior to that she was employed as a Management Consultant for the Security Systems Division since July 2003. Prior thereto, Ms. Diddell was employed as the Senior Vice President of Sales and Marketing for Ultrak, Inc. since 1997, a global manufacturer of closed circuit television and access control systems for the commercial and government markets.

Pierluigi Calderone has been the Vice President and Director of European Operations since 1998. Mr. Calderone joined the Company in 1990 as District Sales Manager for Italy and served as Regional Sales Manager of Italy from 1991 until 1998.

Joseph C. Grill has been the Senior Vice President, Human Resources since 1999. Mr. Grill was Vice President, Human Resources from 1994 to 1999 before being promoted to Senior Vice President. He has been an officer since 1987 and became an executive officer in 1992 as Vice President, Corporate Administration.

Kathleen M. McNally has been the Senior Vice President of Marketing Operations and Customer Support since July 2000. Ms. McNally served as Marketing Services Manager from 1986 until 1989 and was named Vice President and Corporate Officer of Marketing Operations in 1989. She has held various positions within Marketing since joining the Company in 1979.

Gint Dargis has been the Vice President and Chief Information Officer since March 2003. Since 1999, Mr. Dargis has held similar positions at Hub Group Distribution Services (distribution service e-business) and Publicis—Frankel (a lead promotion and marketing agency). He joined Publicis—Frankel as Director of Applications in 1997. Throughout his career, Mr. Dargis has pursued a career-long focus in information technology management with companies ranging from Ameritech to Alberto-Culver to Zurich Insurance.

Larry Duneske has been the Vice President of Worldwide Logistics since January 1999. Prior to that he held logistics management positions since joining the Company in December 1996. Prior to joining the Company, Mr. Duneske was the Director of Distribution with Newark Electronics and Simon & Schuster. In addition, he has held various strategic planning, operations management, and engineering positions with IBM, Ford Motor Company, and ROLM.

Arnold R. Allen has been a director since 1986. He joined the Company as the President and Chief Operating Officer in September 1985. He retired as President of the Company in September 1989. Since his retirement, Mr. Allen has been a management consultant to the Company and presently provides management consulting services to the Company. He served as Chairman of the Strategic Planning Committee of the board of directors from April 1991 until April 1992. He is also a director of WorkCare Group which provides products and consulting services related to employee support services.

Jacques Bouyer has been a director since 1990. He served as Chairman of the Board of Philips Components of Paris, France, engaged in the manufacture and sale of electronic components and a subsidiary of N.V. Philips of The Netherlands, from April 1, 1990 until January 1, 1994 when he became honorary Chairman of the Board and a Director until December 31, 1995. Mr. Bouyer also was Vice Chairman of the BIPE Institute for Economic and Market Research from 1981 until 1997. He has been a self-employed consultant in business strategies and management for JBC Consult-Paris since January 1990 until December 2002. He has been Chairman and a board member of Bethe1-Paris, a small internet start-up company since July 2002.

Scott Hodes has been a director since 1983. He has been a partner in the law firm of Bryan Cave LLP since January 2004 and for more than five years prior to that he was a partner in the law firm of McGuire Woods Ross & Hardies and its predecessor Ross & Hardies.

Ad Ketelaars has been a director since 1996. He is the Chief Executive Officer of Philips Business Communications, a position he has held since March 2003. He also serves as an employee of certain of the Company’s foreign subsidiaries. He was Vice President and Managing Director of Richardson Electronics Europe from May 31, 1996 until July 10, 1998. Mr. Ketelaars has held several general management positions with companies such as Philips (Electronic Components), ITT (Cable TV), EnerTel (Telecom Operator), and Comsys (Voice Response Systems).

John R. Peterson has been a director since 1999. He is a Managing Director, the Head of Investment Banking, and a member of the Board of Directors of Cleary Gull Inc., an investment banking and investment consulting firm he joined in March 2002. Previously he was a Managing Director of Tucker Anthony Inc., the Co-Head of its Tucker Anthony Sutro Capital Markets ("TASCM") division, which provided investment banking services to the Company, and a member of its Operating Committee until November 2001. For a brief time in 2001 and 2002, he was a Managing Director of Riverview Financial Group, LLC, until it was acquired by Cleary Gull Inc. Mr. Peterson was the representative of Tucker Anthony Cleary Gull, a predecessor of TASCM, which was one of the lead underwriters for the Company's public offering of 3,600,000 shares of common stock, on May 1, 1998.

Harold L. Purkey has been a director since 1994. He was President of Forum Capital Markets from May 1997 until the company was acquired by First Union Securities in 2000, upon which he became the Managing Director of First Union Securities until his retirement in October 2001. Mr. Purkey was Senior Managing Director of Forum Capital from May 1994 until May 1997. From July 1990 until February 1994, he was employed by Smith Barney Shearson, holding the position of Senior Managing Director and Manager of the Convertible Bond Department.

Samuel Rubinovitz has been a director since 1984. He was Executive Vice President of EG&G, Inc., a diversified manufacturer of instruments and components, from April 1989 until his retirement in January 1994. He is also a Director of LTX Corporation and a member of its Compensation Committee; and a director of Kronos, Inc and a member of its Compensation Committee.

Officers are elected annually at the time of the annual stockholders' meeting and serve until their respective resignation, death, or removal.

Audit Committee Financial Expert

The Board of Directors has established an Audit Committee, which has a written Charter approved by the Board, consisting of three directors: Samuel Rubinovitz, John R. Peterson, and Harold L. Purkey. The Company has determined that committee members meet Nasdaq independence requirements and that John R. Peterson qualifies as an “Audit Committee financial expert” under Item 401(h) of Regulation S-K.

Code of Conduct

The Company has adopted a Code of Conduct applicable to the principal executive officer, principal financial officer and principal accounting officer of the Company. A copy of the Code of Conduct may be obtained without charge by writing to the Secretary, Richardson Electronics, Ltd., 40W267 Keslinger Road, P.O. Box 393, LaFox, Illinois 60147-0393.

Item 11. Executive Compensation

The following table sets forth the annual and long-term compensation for the chief executive officer and the four highest paid executive officers (named executive officers) during fiscal 2004, as well as the total compensation paid to each such individual for the two prior fiscal years.

SUMMARY COMPENSATION TABLE

Long-Term Compensation
		Annual Compensation			Awards		Payouts
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation(1)	Restricted Stock Awards(2)	Stock Options/SARs	Long-Term Incentive Payouts	All Other Compensation(3)
Edward J. Richardson CEO and Chairman of the Board	2004 2003 2002	$444,845 436,980 436,295	$120,660 – 38,600	– – –	– – –	– – –	– – –	$6,840 4,000 4,806

Bruce W. Johnson President and Chief Operating Officer	2004 2003 2002	399,392 391,263 372,397	153,066 80,575 –	– – –	$129,000 85,800 70,600	– – 25,000	– – –	6,840 4,000 4,806

Dario Sacomani Senior Vice President and Chief Financial Officer	2004 2003 2002	284,738 258,462 –	109,993 72,415 –	– – –	– 150,003 –	– 50,000 –	– – –	6,840 4,000 –

William G. Seils Senior Vice President, General Counsel and Secretary	2004 2003 2002	212,352 209,142 201,098	98,440 70,014 66,321	– – –	– – –	– – 13,950	– – –	6,840 4,000 4,806

Robert L. Prince Executive Vice President, Worldwide Sales	2004 2003 2002	211,239 205,250 193,615	92,944 73,806 68,266	– – –	– – –	– – 15,000	– – –	6,840 4,000 4,806

(1) While officers enjoy certain perquisites, such perquisites do not exceed the lesser of $50,000 or 10% of such officer's salary and bonus except as shown.

(2) The restricted stock issued to Bruce W. Johnson vested at the date of grant and that issued to Mr. Sacomani vests in three equal annual installments. The number of shares and fair market value of unvested restricted stock as of May 29, 2004 held by Mr. Sacomani was 9,399 shares and $106,303, respectively, based on a closing price of $11.31 per share of its common stock on The Nasdaq National Market on May 28, 2004, the last trading day before May 29, 2004. Holders of restricted stock are entitled to vote such shares and receive dividends.

(3) These amounts represent its discretionary and 401(k) matching contributions to its profit sharing plan.

Stock Option Awards

 There were no options granted during fiscal 2004 to the named executive officers.

Stock Option Exercises and Holdings

The following table summarizes options exercised during fiscal year 2004 and presents the value of the unexercised options held by the named executive officers as of May 29, 2004:

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR END OPTION VALUES

	Options Exercised(1)		Number of Securities Underlying Unexercised Options held at May 29, 2004		Value of Unexercised, In-the- money Options at May 29, 2004(2)
Name	Shares Acquired	Value Realized
			Exercisable	Unexercisable	Exercisable	Unexercisable
Edward J. Richardson	–	–	–	–	–	–
Bruce W. Johnson	–	–	133,000	37,000	$422,830	$72,870
Dario Sacomani	–	–	16,666	33,334	11,166	22,334
William G. Seils	–	–	67,580	16,370	227,895	44,693
Robert L. Prince	–	–	83,000	17,000	281,205	47,370
(1) The Company permits broker-assisted cashless exercise of options by all optionees, including executive officers.

(2) Represents the difference between $11.31 per share, which was the closing price of the Company’s common stock on May 28, 2004, the last trading day before May 29, 2004, and the exercise price of the options.

Employment Agreements

Bruce W. Johnson became the president and chief operating officer on November 12, 1996 pursuant to an agreement dated as of November 7, 1996, which provides for an annual base salary subject to adjustment in certain circumstances, and a bonus if the Company’s earnings per share (excluding extraordinary charges) for the fiscal year exceeds its earnings per share for the prior fiscal year with the amount of such bonus, if any, determined by the actual earnings per share performance in relation to the budgeted earnings per share for the fiscal year. Mr. Johnson's cash bonus for fiscal 2003 was $80,575. See the Summary Compensation Table above for information regarding Mr. Johnson's fiscal 2004 base salary and cash bonus. The agreement also provides for payments to Mr. Johnson for one year equal to his salary and bonus and other employee benefits if his employment is terminated under certain circumstances, including, if he is terminated without cause or as a result of a change of control, or a breach by us. During his employment term and for two years after termination for any reason, Mr. Johnson is prohibited from contacting any individual or entity that was one of the Company’s customers or suppliers during his last 12 months of employment with the Company. The agreement is for an indefinite term, during which Mr. Johnson is employed on an at-will basis.

Pursuant to a three-year employment agreement dated May 31, 2002, Dario Sacomani became the senior vice president and chief financial officer. Mr. Sacomani's annual base salary is $280,000, and he receives a bonus of up to 50% of his base salary if performance goals are met. 50% of the bonus is determined by the Company’s earning performance and 50% is determined by Mr. Sacomani meeting goals for the year established by the chief executive officer. Mr. Sacomani also received an option for 50,000 shares (with an exercise price equal to 100% of fair market value on the date of grant) and a restricted stock award for 14,098 shares that will vest in equal amounts over the next three years. See the Summary Compensation Table above for information regarding Mr. Sacomani's fiscal 2004 base salary and cash bonus. The agreement provides for payments to Mr. Sacomani for one year equal to his salary and bonus for the 12-month period prior to termination and immediate vesting of options and restricted stock awards in the event of termination of employment without cause or by Mr. Sacomani for certain specified reasons and if the termination by Mr. Sacomani occurs within two years of a change of control, the salary and bonus payment amount is doubled. The agreement also provides that Mr. Sacomani will be a member of the board of directors. During his employment term and, if the Company terminates Mr. Sacomani's employment for cause or he terminates his employment without good reason, for a period of one year after such termination, he is prohibited from competing against the Company.

Robert L. Prince is employed as the executive vice president of worldwide sales pursuant to an employment agreement dated June 6, 2000 pursuant to which he receives a base salary which is reviewed annually and a bonus of 50% of his base salary if performance goals established annually by the Company are met. Mr. Prince's base salary and cash bonus for fiscal 2003 were $205,250 and $73,806, respectively. See the Summary Compensation Table above for information regarding Mr. Prince's fiscal 2004 base salary and cash bonus. The agreement provides for payment to Mr. Prince for one year equal to his salary and bonus for the 12-month period prior to termination in the event of termination of employment without cause or by Mr. Prince within 180 days after a sale to or merger into another company or a change of control. During his employment term and for one year after termination for any reason, Mr. Prince is prohibited from competing against the Company. The agreement is for an indefinite term, during which Mr. Prince is employed on an at-will basis.

Director Compensation

Directors who are not the Company’s employees receive a quarterly fee of $3,000 and a fee of $500 for each board or committee meeting attended in person, plus travel expenses. Directors currently do not receive a fee for attending telephonic committee meetings.

In addition, each current Non-Employee Director, as referred to below, has received a grant of options to acquire 25,000 shares of the Company’s common stock, upon election to the board, at exercise prices ranging from $5.25 to $12.875 per share (the fair market value on the date of grant) under the Stock Option Plan for Non-Employee Directors, which is referred to as the "Directors' Plan," or the 1996 Stock Option Plan for Non-Employee Directors, which is referred to as the "1996 Directors' Plan."

In addition beginning in 1996, each current Non-Employee director receives a grant of an option under the 1996 Directors' Plan to acquire an additional 5,000 shares of the Company’s common stock each April beginning at the later of 1996 or five years after first elected as a director at exercise prices ranging from $5.375 per share to $12.875 per share. Under the Director's Plan and the 1996 Directors' Plan, options are granted to any director who is not an officer or employee of the Company or any of its subsidiaries or affiliates and who has not been such for a period of one year prior to his first being elected to the board, which is referred to as a "Non-Employee Director."

Options issued under the Directors' Plan and 1996 Directors' Plan are intended to be non-qualified stock options, not entitled to special tax treatment under Section 422A of the Internal Revenue Code of 1986, as amended, from time to time. The Directors' Plan and the 1996 Directors' Plan are administered by the board of directors, which has the sole responsibility for construing and interpreting those plans. Each option granted is evidenced by an option agreement between the optionee and the Company and, subject to the provisions of the Directors' Plan or the 1996 Directors' Plan, contains such terms and conditions as may be approved by the board. The purchase price of each share that may be purchased upon exercise of an option is the fair market value of the share on the date the option is granted. These options are exercisable for a period of approximately ten years. Under the Directors' Plan, any new Non-Employee Director elected or appointed was granted an option to purchase 25,000 shares of the Company’s common stock on the date such director took office. All options granted under the Directors' Plan vest over a five-year period from the date of grant with 20% of the option shares becoming first exercisable on each anniversary of the grant date.

The Directors' Plan was terminated with respect to future grants on April 10, 1996. Under the 1996 Directors' Plan, any new Non-Employee Director elected or appointed after April 30, 1996 is granted an option to purchase 25,000 shares of the Company’s common stock on the date such director takes office. All such options granted to new Non-Employee Directors vest over a five-year period from the date of grant with 20% of the option shares becoming first exercisable on the anniversary of the grant date. On each April 30 (after April 30, 1996), which is on or after the fifth anniversary of a Non-Employee Director's initial election as a director, such director is granted an additional option for 5,000 shares (subject to adjustment). Unless earlier terminated by the board, the 1996 Directors' Plan will terminate on June 1, 2006.

The Directors' Plan and the 1996 Directors' Plan provide, among other things, that the option of any optionee, whose status as a director terminates because of retirement, or removal from the board within one year after a change of control, as defined in such plans, will become fully exercisable with respect to all shares covered thereby and not previously purchased upon exercise of the option and will remain fully exercisable until the option expires by its terms.

Mr. Allen has non-qualified stock options for 11,781 shares of common stock and 11,782 shares of Class B common stock at an exercise price of $12.95 per share. Mr. Allen has been a management consultant to the Company and presently provides management consulting services to the Company. In fiscal 2004, he received payments of $14,000 from the Company. The Company expects to continue to retain Mr. Allen as a management consultant in fiscal 2005.

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee during fiscal 2004 were Jacques Bouyer, Scott Hodes, and Samuel Rubinovitz. The members of the Stock Option Committee during fiscal 2004 were Jacques Bouyer and Samuel Rubinovitz. See " Item 13. Certain Relationships and Related Transactions " below.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information concerning security ownership of certain beneficial owners and management is contained in the Company's Proxy Statement to be used in connection with its Annual Meeting of Stockholders scheduled to be held October 12, 2004 under the caption "ELECTION OF DIRECTORS - Information Relating to Directors, Nominees and Executive Officers" and "PRINCIPAL STOCKHOLDERS", which information is incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth information as of May 29, 2004, with respect to compensation plans which equity securities of the Company are authorized for issuance:

Plan Category	Number of Securities to be Issued Upon Exercise of outstanding Options, Warrants and Rights		Weighted Average Per Share Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity Compensation Plans Approved by Security Holders	1,431,504		$9.58		1,028,095
Equity Compensation Plans Not Approved by Security Holders	23,563	(1)	$12.95	(1)	5,352	(2)
Total	1,455,067		$9.63		1,033,447

(1) The Company has issued options pursuant to a contract to Arnold Allen, former President of the Company (see "Director Compensation" above).

(2) The Company has also established The Florence Richardson Award pursuant to which annually one employee of the Company selected by a committee of employees for outstanding achievement to receive an award of shares of Common Stock of the Company having a market value of $5,000.

The number of securities remaining available for future issuance under the Company's Incentive Compensation Plans and Employee Stock Purchase Plan were 2,188,000 and 57,000, respectively, at May 29, 2004.

Item 13. Certain Relationships and Related Transactions

Mr. Edward J. Richardson controls $1,122,000 principal amount of the Company's 7 1/4% debentures and $1,051,000 principal amount of the Company's 8 1/4% debentures.

Mr. Hodes is a partner in the law firm of Bryan Cave LLP, which firm provided legal services to the Company in fiscal 2004 and continues to provide legal services to the Company in fiscal 2005. Mr. Hodes was a partner in the law firm of McGuire Woods Ross & Hardies, which firm provided legal services to the Company in fiscal 2003 and 2004.

Prior to her employment as Vice President and General Manager of the Security Systems Division, Ms. Diddell provided management consulting services to its security systems division pursuant to a management consulting contract. Under the contract, the Company paid Ms. Diddell approximately $16,000 monthly from July 2003 to May 2004.

Item 14. Principal Accountant Fees and Services

Information concerning Accountant fees and services is contained in the Company's Proxy Statement to be used in connection with its Annual Meeting of Stockholders scheduled to be held October 12, 2004, under the captions "AUDIT FEES, TAX FEES, AND ALL OTHER FEES", which information is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8‑K

(a) The following consolidated financial statements of the registrant and its subsidiaries included in Item 8. of the Form 10-K are incorporated herein by reference:

Report of Independent Resisted Public Accounting Firm

1.	FINANCIAL STATEMENTS:
Consolidated Balance Sheets - May 29, 2004 and May 31, 2003
Consolidated Statements of Operations– Fiscal Years ended May 29, 2004, May 31, 2003 and June 1, 2002
Consolidated Statements of Cash Flows – Fiscal Years ended May 29, 2004, May 31, 2003 and June 1, 2002
Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)– Fiscal Years ended May 29, 2004, May 31, 2003 and June 1, 2002
Notes to Consolidated Financial Statements

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore, have been omitted.

            (b)        REPORTS ON FORM 8-K.

Current Report on Form 8-K filed March 16, 2004, filed under Item 9 thereof announcing date of Second Quarter Fiscal 2004 Conference Call.

Current Report on Form 8-K filed March 25, 2004, filed under Item 9 thereof reporting Richardson's Third Quarter Fiscal 2004 Earnings.

Current Report on Form 8-K filed April 7, 2004, filed under Item 9 thereof reporting announcing Richardson's Fourth Quarter Fiscal 2004 Dividend.

Current Report on Form 8-K filed May 27, 2004, furnished under Item 5 thereof reporting Other Events and Required FD Disclosure.

Current Report on Form 8-K filed June 14, 2004, filed under Item 12 and Item 7 thereof reporting preliminary Richardson's fiscal year-end 2004 results and financial condition.

Current Report on Form 8-K filed June 17, 2004, filed under Item 9 thereof announcing Richardson's fourth quarter and fiscal year-end 2004 Earning Conference Call.

Current Report on Form 8-K filed June 22, 2004, filed under Item 9 thereof reporting Richardson's fourth quarter and fiscal year-end 2004 results.

Current Report on From 8-K/A filed June 30, 2004, filed under Item 9 thereof an amendment to Richardson's fourth quarter and fiscal year-end 2004 results.

Current Report on Form 8-K filed July 7, 2004, filed under Item 9 thereof announcing the pricing of Richardson’s common stock offering.

Current Report on Form 8-K filed July l5, 2004, filed under Item 9 thereof announcing Richardson's First Quarter Fiscal 2005 dividend.

  (c) See Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RICHARDSON ELECTRONICS, LTD.

By: /s/ Edward J. Richardson Edward J. Richardson, Chairman of the Board and Chief Executive Officer	By: /s/ Bruce W. Johnson Bruce W. Johnson, President and Chief Operating Officer
Date: August 6, 2004	By: /s/ Dario Sacomani Dario Sacomani Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Edward J. Richardson Edward J. Richardson, Chairman of the Board and Chief Executive Officer (principal executive officer) and Director August 6, 2004	/s/ Bruce W. Johnson Bruce W. Johnson, Chief Operating Officer and Director August 6, 2004
/s/ Dario Sacomani Dario Sacomani, Senior Vice President and Chief Financial Officer (principal financial and accounting officer) and Director August 6, 2004	/s/ Arnold R. Allen Arnold R. Allen, Director August 6, 2004
/s/ Jacques Bouyer Jacques Bouyer, Director August 6, 2004	/s/ Scott Hodes Scott Hodes, Director August 6, 2004
/s/ Ad Ketelaars Ad Ketelaars, Director August 6, 2004	/s/ John Peterson John Peterson, Director August 6, 2004
/s/ Harold L. Purkey Harold L. Purkey, Director August 6, 2004	/s/ Samuel Robinovitz Samuel Rubinovitz, Director August 6, 2004

Exhibit Index

(c) EXHIBITS
3(b)	By‑laws of the Company, as amended, incorporated by reference to Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1997.
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

10 (ab)

Consent and Third Amendment to Amended and Restated Revolving Credit Agreement dated as of May 3, 2004 by and among the Company, Burtek Systems, Inc., Richardson Electronics Canada, Ltd., Richardson Electronics Limited, RESA, SNC, Richardson Electronique SNC, Richardson Electronics Iberica, S.A., Richardson Electronics GmbH, Richardson Electronics Benelux B.V., Richardson Sweden Holding AB, Richardson Electronics KK, the lenders party thereto, Bank One, NA, London Branch as Eurocurrency Agent, Bank One, NA, Canada Branch as Canada Agent, Bank One, NA, Tokyo Branch as Japan Agent, and Bank One, NA, as administrative agent, incorporated by reference to Exhibit 10.45 to the Company's Registration Statement on Form S-4/A, Commission File No. 333-113569.

10 (ac)

Employment, Nondisclosure and Non‑Compete Agreement dated June 1, 2004 by and between the Company and George Solas, incorporated by reference to Exhibit 10.46 to the Company's Registration Statement on Form S-1, Commission File No. 333-113568.

10 (ad)

Employment, Nondisclosure and Non‑Compete Agreement dated June 1, 2004 by and between the Company and Wendy Diddell, incorporated by reference to Exhibit 10.47 to the Company's Registration Statement on Form S-1, Commission File No. 333-113568.

10 (ae)

Real Estate Sale Contract dated June 8, 2004 between the Company and Shodeen Construction Company, L.L.C., incorporated by reference to Exhibit 10.48 to the Company's Registration Statement on Form S-1, Commission File No. 333-113568.

21	Subsidiaries of the Company, incorporated by reference to Exhibit 21 to the Company's Registration Statement on Form S-1, Commission File No. 333-113568, filed with the SEC March 12, 2004.
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Edward J. Richardson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Dario Sacomani pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications pursuant to the Section 906 of the Sarbanes-Oxley Act of 2002
*	Indicates management contract or compensatory plan or arrangement