Form 10-Q
period 2004-08-28
RICHARDSON ELECTRONICS LTD/DE
filed 2004-10-06
CIK 355948

FORM 10Q	File:20041005-FY05Q1

Cover Page	Table of Contents
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[ X ]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended : August 28, 2004
[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from : ________________ to _________________

RICHARDSON ELECTRONICS, LTD.

(Exact name of registrant as specified in its charter)

Delaware	0-12906	36-2096643

(State or other jurisdiction	(Commission	(IRS Employer
of incorporation)	File Number)	Identification No.)

40W267 Keslinger Road, P.O. Box 393, LaFox, Illinois		60147-0393

(Address of principal executive offices)		(Zip Code)

Registrant's telephone number, including area code:		(630) 208-2200

(Former name or former address,if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[ X ] Yes     [     ] No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). [ X ] Yes [ ] No
As of September 30, 2004, there were outstanding 17,298,214 shares of Common Stock, $.05 par value, inclusive of 3,168,922 shares of Class B Common Stock, $.05 par value, which are convertible into Common Stock of the registrant on a share for share basis.

Table of Contents	Top of Page

RICHARDSON ELECTRONICS, LTD.
QUARTERLY FINANCIAL REPORT

Part I	Table of Contents

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RICHARDSON ELECTRONICS, LTD
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of

	August 28,	May 29,
(in thousands, except per share amounts, as restated (See Note B))	2004	2004

	(unaudited)
ASSETS
Current Assets
Cash	$12,758	$16,927
Receivables, less allowance of $2,616 and $2,516	105,444	106,130
Inventories	102,994	92,297
Prepaid expenses	4,623	3,817
Deferred income taxes	11,549	15,922

Total current assets	237,368	235,093

Property, plant and equipment, net	31,651	30,589
Goodwill	5,688	5,613
Deferred tax assets (non-current)	6,984	2,791
Other assets	4,417	4,802

Total assets	$286,108	$278,888

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$36,088	$33,473
Accrued liabilities	17,516	23,224
Current portion of long-term debt	3,867	4,027

Total current liabilities	57,471	60,724

Long-term debt, less current portion	115,329	133,813
Non-current liabilities	338	241

Total liabilities	173,138	194,778

Stockholders’ Equity
Common stock ($.05 par value; issued 15,528 shares at August 28, 2004 and 12,524 shares at May 29, 2004)	776	626
Class B common stock, convertible ($.05 par value; issued 3,169 shares at August 28, 2004 and 3,168 at May 29, 2004)	158	158
Preferred stock ($1.00 par value; no shares issued)	-	-
Additional paid-in capital	121,779	93,877
Common stock in treasury, at cost (1,399 shares at August 28, 2004 and 1,437 shares at May 29, 2004)	(8,288)	(8,515)
Retained earnings	10,477	9,906
Accumulated other comprehensive loss	(11,932)	(11,942)

Total stockholders’ equity	112,970	84,110

Total liabilities and stockholders' equity	$286,108	$278,888

See notes to condensed consolidated financial statements.

RICHARDSON ELECTRONICS, LTD
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE-MONTH PERIODS ENDED AUGUST 28, 2004 AND AUGUST 30, 2003

	Three months ended

(unaudited, in thousands, except per share amounts, as restated (See Note B))	August 28, 2004	August 30, 2003

Net sales	$138,520	$119,306
Cost of products sold	104,918	90,191

Gross margin	33,602	29,115

Selling, general and administrative expenses	29,289	25,845

Operating income	4,313	3,270
Other expense
Interest expense	2,257	2,547
Other, net	215	47

Total other expense	2,472	2,594

Income before income taxes	1,841	676

Income taxes	592	284

Net income	$1,249	$392

Net income per share - basic:
Net income per share	$0.08	$0.03

Average shares outstanding	15,872	13,925

Net income per share - diluted:
Net income per share	$0.08	$0.03

Average shares outstanding	16,124	14,201

Dividends per common share	$0.04	$0.04

Statement of comprehensive income (loss):
Net income	$1,249	$392
Recognition of unearned compensation	10	93
Currency translation, net of income tax effect of $(83), and $(2,007)	(175)	(2,771)
Fair value adjustment to market appreciation on investment, net of income tax effect of $57, and $103	119	142
Cash flow hedges, net of income tax effect of $31, and $133	66	181

Comprehensive income (loss)	$1,269	$(1,963)

See notes to condensed consolidated financial statements.

RICHARDSON ELECTRONICS, LTD
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE-MONTH PERIODS ENDED AUGUST 28, 2004 AND AUGUST 30, 2003

(unaudited, in thousands, as restated (See Note B))	Three months ended

	August 28, 2004	August 30, 2003

OPERATING ACTIVITIES
Net income	$1,249	$392
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,302	1,492
Amortization of intangibles and financing costs	45	75
Income taxes	577	284
Other non-cash items in net income	473	528
Receivables	802	(1,857)
Inventories	(10,590)	955
Other current assets	(1,361)	(33)
Accounts payable	2,833	6,128
Other liabilities	(4,921)	(1,474)

Net cash provided by (used in) operating activities	(9,591)	6,490

FINANCING ACTIVITIES
Proceeds from borrowings	20,000	6,000
Payments on debt	(38,756)	(8,349)
Proceeds from stock issuance	27,893	122
Cash dividends	(679)	(546)

Net cash provided by (used in) financing activities	8,458	(2,773)

INVESTING ACTIVITIES
Capital expenditures	(2,292)	(1,270)
Earnout payment related to acquisitions	(545)	(726)
Proceeds from sales of available-for-sale securities	144	1,387
Purchases from sales of available-for-sale securities	(144)	(1,387)
Other	(90)	-

Net cash used in investing activities	(2,927)	(1,996)

Effect of exchange rate changes on cash	(109)	(1,212)
Net increase (decrease) in cash	(4,169)	509
Cash at beginning of period	16,927	16,874

Cash at end of period	$12,758	$17,383

See notes to condensed consolidated financial statements.

RICHARDSON ELECTRONICS, LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and except where indicated)

     Note A – Basis of Presentation

     The accompanying unaudited Condensed Consolidated Financial Statements (Statements) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments necessary for a fair presentation of the results of interim periods have been made and such adjustments were of a normal and recurring nature. The results of operations and cash flows for the three-month period ended August 28, 2004 are not necessarily indicative of the results that may be expected for the year ended May 28, 2005.
     For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended May 29, 2004. Certain fiscal 2004 balances have been reclassified to conform to the 2005 presentation.

     Note B – Restatement

     The Company identified an accounting error in a foreign subsidiary which affected previously reported interest expense for seven quarters beginning with the third quarter of fiscal 2002 and ending with the first quarter of fiscal 2004. The correction of the error, which aggregated to $738, was a restatement of these prior periods. The restatement decreased diluted earnings per share to $0.03 for the first quarter of fiscal 2004 versus the $0.04 previously reported. The Company filed Form 10-Q/A for the first quarter of fiscal 2004 on January 30, 2004 to reflect these changes.
     A reconciliation of reported net income to amended net income, including the additional interest expense for the first quarter of fiscal 2004, is provided in the following table:

FY 2004

1st Qtr

Previously reported net income	$506.0
Additional interest expense	(113.9)

Amended net income	$392.1

Previously reported basic and diluted net income per share	$0.04
Additional interest expense	(0.01)

Amended basic and diluted net income per share	$0.03

     Note C - Investment in Marketable Equity Securities

     The Company’s investments are primarily equity securities, all of which are classified as available-for-sale and are carried at their fair value based on the quoted market prices. Proceeds from the sale of the securities were $144 and $1,387 during the first quarter of fiscal 2005 and 2004, respectively, all of which were subsequently reinvested. Gross realized gains on those sales were $22 in the first three months of fiscal 2005 and $82 in the first three months of fiscal 2004. Gross realized losses on those sales were $17 and $22 in the first quarter of fiscal 2005 and 2004, respectively. Net unrealized holding gain of $447 and net unrealized holding loss of $454 have been included in accumulated comprehensive income for fiscal 2005 and 2004, respectively. The following table is the disclosure under SFAS No. 115 for the investment in marketable equity securities:

Description of	Holding length before proceeds				Total

Securities	Less than 12 months		More than 12 months

Period ended on	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses

August 28, 2004
Common Stock	$ 2,052	$ 212	$ 497	$ 12	$ 2,549	$ 224

August 30, 2003
Common Stock	$ 1,125	$ 157	$ 703	$ 421	$ 1,828	$ 578

     Note D – Restructuring Charges

     As a result of the Company’s fiscal 2003 restructuring initiative, a restructuring charge, including severance and lease termination costs of $1,730, was recorded in selling, general and administrative expenses for the year ended May 31, 2003. Severance costs of $328 were paid in fiscal 2003 with the remaining balance payable in fiscal 2004. As of May 28, 2004, the remaining balance was zero. The following table depicts the amounts associated with the activity related to the restructuring initiative through August 30, 2003:

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
     The table below provides changes in the carrying values of goodwill and intangible assets not subject to amortization by reportable segment:

	Goodwill and intangible assets not subject to amortization

	RFWC	IPG	SSD	DSG	Total

Balance at May 29, 2004	$-	$885	$1,730	$3,420	$6,035
Modification of earnout payment	-	-	-	26	26
Foreign currency translation	-	(11)	76	-	65

Balance at August 28, 2004	$-	$874	$1,806	$3,446	$6,126

     Intangible assets subject to amortization as of August 28, 2004 and May 29, 2004 are as follows:

	August 28, 2004		May 29, 2004

	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Intangible assets subject to amortization:
Deferred financing costs	$2,193	$1,977	$2,192	$1,935
Patents, trademarks and customer lists	478	464	478	461

Total	$2,671	$2,441	$2,670	$2,396

     Amortization expense for the first quarter is as follows:

Amortization expense for the

	First Quarter

	FY 2005	FY 2004

Intangible assets subject to amortization:
Deferred financing costs	$42	$72
Patents and trademarks	3	3

Total	$45	$75

     The amortization expense associated with the existing intangible assets subject to amortization is expected to be $136, $70, $21 and $1, in fiscal 2005, 2006, 2007, and 2008, respectively. The weighted average number of years of amortization expense remaining is 1.7.

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
     Changes in the warranty reserve for the three months ended August 28, 2004 were as follows:

Warranty
Reserve

Balance at May 29, 2004	$802
Accruals for products sold	187
Utilization	(45)

Balance at August 28, 2004	$944

     The increase in the warranty accrual represents warranties related to a new product offering by the Company’s Display Systems Group beginning in the third quarter of fiscal 2003.

     Note G – Income Taxes

     The income tax provisions for the three-month period ended August 28, 2004 and August 30, 2003 were 32.2% and 42.0%, respectively. The difference between the effective tax rate and the U.S. statutory rate of 35% primarily results from the Company’s geographic distribution of taxable income and losses and certain non-tax deductible charges.

     Note H – Calculation of Earnings per Share

     Basic earnings per share is calculated by dividing net income by the weighted average number of Common and Class B Common shares outstanding. Diluted earnings per share is calculated by dividing net income, adjusted for interest savings, net of tax, on assumed bond conversions, by the actual shares outstanding and share equivalents that would arise from the exercise of stock options, certain restricted stock awards and the assumed conversion of convertible bonds when dilutive. The Company’s 8¼% and 7¼% convertible debentures are excluded from the calculation in both fiscal 2005 and 2004, as assumed conversion and effect of interest savings would be anti-dilutive. The per share amounts presented in the Condensed Consolidated Statements of Operations are based on the following amounts:

	First Quarter

	FY 2005	FY 2004

Numerator for basic and diluted EPS:
Net income	$1,249	$392

Denominator:
Denominator for basic EPS
Weighted average common shares outstanding	15,872	13,925
Effect of dilutive securities:
Unvested restricted stock awards	21	39
Dilutive stock options	231	237

Shares applicable to diluted income per common share	16,124	14,201

     The effect of potentially dilutive stock options is calculated using the treasury stock method. Certain stock options are excluded from the calculations because the average market price of the Company’s stock during the period did not exceed the exercise price of those options. For the three-month period ended August 28, 2004, there were 634 such options. However, some or all of the above mentioned options may be potentially dilutive in the future.

     Note I – Stock-Based Compensation

     The Company has stock-based compensation plans under which stock options are granted to key managers at the market price on the date of grant. Most of these new grants are fully exercisable after five years and have a ten-year life. Two such grants were issued during the three months ended August 28, 2004.
     The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB interpretation No. 44,Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion 25, issued in March 2000, to account for its stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Statement of Financial Accounting Standard ("SFAS") No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No.123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No.123. The following table illustrates the pro-forma effect on net income attributable to common stockholders if the fair value-based method had been applied to all outstanding and unvested awards in each period.

	First Quarter

	FY 2005	FY 2004

Net income, as reported	$1,249	$392
Add: Stock-based compensation expense included in reported net income, net of tax	6	60
Deduct: Stock-based compensation expense determined under fair value-based method for all awards, net of taxes	(176)	(272)

Pro-forma net income	$1,079	$180

Net income per share, basic and diluted:
Reported net income	$0.08	$0.03
Pro-forma compensation expense, net of taxes	(0.01)	(0.02)

Pro-forma net income per share	$0.07	$0.01

     Note J – Segment Information

     The marketing, sales, product management, and purchasing functions of the Company consist of four strategic business units (SBU’s): RF & Wireless Communications Group (RFWC), Industrial Power Group (IPG), Security Systems Division (SSD), and Display Systems Group (DSG).
     RFWC serves the expanding global RF and wireless communications market, including infrastructure and wireless networks, as well as the fiber optics market. The Company’s team of RF and wireless engineers assists customers in designing circuits, selecting cost effective components, planning reliable and timely supply, prototype testing, and assembly. The group offers its customers and vendors complete engineering and technical support from the design-in of RF and wireless components to the development of engineered solutions for their system requirements.
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
     Accounts receivable, inventory, goodwill, and some intangible assets are identified by SBU. Cash, net property and other assets are not identifiable by SBU. Operating results for each SBU are summarized in the following table:

	Sales	Gross	Direct Operating	Assets	Goodwill and
		Margin	Contribution		Intangibles

	First Quarter			As of

FY 2005				August 28, 2004

RFWC	$64,427	$14,670	$8,045	$94,246	$-
IPG	29,647	9,107	6,240	51,974	874
SSD	25,761	6,498	3,497	35,095	1,806
DSG	16,980	4,133	1,816	24,872	3,446

Total	$136,815	$34,408	$19,598	$206,187	$6,126

	First Quarter			As of

FY 2004				May 29, 2004

RFWC	$49,815	$11,182	$5,688	$87,097	$-
IPG	25,850	7,669	5,437	50,403	876
SSD	25,172	6,361	3,567	33,257	1,739
DSG	16,079	4,259	2,407	23,358	3,420

Total	$116,916	$29,471	$17,099	$194,115	$6,035

      A reconciliation of sales, gross margin, direct operating contribution and assets to the relevant consolidated amounts is as follows. Other assets not identified include miscellaneous receivables, manufacturing inventories and other assets.

	First Quarter

	FY 2005	FY 2004

Sales - segments total	$136,815	$116,916
Other sales	1,705	2,390

Sales	$138,520	$119,306

Gross margin - segments total	$34,408	$29,471
Gross margin on other sales	(806)	(356)

Gross margin	$33,602	$29,115

Segment profit contribution	$19,598	$17,099
Gross margin on other sales	(806)	(356)
Regional selling expenses	(4,539)	(4,434)
Administrative expenses	(9,940)	(9,039)

Operating income	$4,313	$3,270

	As of

	August 28,	May 29,
	2004	2004

Segment assets
	$206,187	$194,115
Cash	12,758	16,927
Other current assets	16,172	19,739
Net property	31,651	30,589
Other assets	19,340	17,518

Total assets	$286,108	$278,888

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
     Sales, percentage change from the prior year, gross margin, and gross margin percent of sales by geographic area are summarized in the following table. Previously reported sales under the caption “Direct Export” and some of the “Corporate” sales were identified by geographic area and reclassified accordingly. The caption “Corporate” consists primarily of Freight and Corporate provisions.

By Geographic Area:
		SALES			GROSS MARGIN

	FY 2005	FY 2004	% Change	FY 2005	% of Sales	FY 2004	% of Sales

First Quarter
North America	$74,385	$65,431	13.7%	$19,014	25.6%	$17,556	26.8%
Europe	29,529	25,366	16.4%	8,454	28.6%	7,377	29.1%
Asia/Pacific	28,789	22,330	28.9%	6,716	23.3%	4,939	22.1%
Latin America	4,865	5,105	-4.7%	1,294	26.6%	1,183	23.2%
Corporate	952	1,074		(1,876)		(1,940)

Total	$138,520	$119,306	16.1%	$33,602	24.3%	$29,115	24.4%

     Note K – Equity Offering

     On July 8, 2004, the Company completed an offering of 3,000,000 shares of its common stock, which resulted in net proceeds to the Company of $27,876,332, after the offering cost of $1,259,668.

     Note L – Subsequent Event

     The Company filed a request with the Securities and Exchange Commission (“SEC”) for the withdrawal of its Registration Statement on Form S-4 (File No. 333-113569), as amended, together with all exhibits on September 28, 2004. The registration statement related to a proposed offer to exchange new convertible debt securities for the Company’s outstanding 81/4 % Senior Subordinated Debentures and 71/4 % Subordinated Debentures.
     On September 28, 2004, the Company announced that its Board of Directors has authorized management to repurchase $12,000,000 of principal amount of the Company’s outstanding 71/4 % Convertible Subordinated Debentures and/or 81/4 % Senior Convertible Subordinated Debentures in the open market, in privately-negotiated transactions or otherwise, subject to compliance with applicable rules of the Securities and Exchange Commission and obtaining the consent of the Banks pursuant to its Bank Credit Facility, which the Company is confident will be provided. The timing and amounts of repurchases, if any, will also depend on market conditions, the Company’s financial condition and other factors. The Company expects to use funds borrowed under its Bank Credit Facility for the repurchases.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (in thousands, except per share amounts and except where indicated)

     First Quarter Overview

     In the quarter ended August 28, 2004, the Company posted sales of $138.5 million, which marked a record fiscal first quarter sales level for the Company and marked the ninth consecutive quarter of year-over-year sales growth. Net income for the quarter was $1,249 or $0.08 per share compared to a net income of $392 or $0.03 per share a year ago.
     The 16.1% increase in sales was partially offset by a 16.3% increase in cost of products sold and a 13.3% increase in selling, general and administrative (SG&A) expenses from the prior year. However, SG&A expenses as a percentage of sales represented 21.1% in the quarter compared to 21.7% a year ago. During the quarter, the Company received $27.9 million in proceeds from its equity offering that was used to reduce debt. The Company reduced debt by $18.8 million while cash decreased $4.2 million and working capital requirements increased $13.3 million after excluding cash, currency translation, acquisition, income tax, and short term debt.
     The Company experiences moderate seasonality in its business and typically realizes lower sequential sales in its first and third quarters, reflecting decreased transaction volume in the summer and holiday months. Based on the period from fiscal 1993 to 2004, sales in the first quarter were approximately 4% to 5% lower than the fourth quarter of the prior year. In fiscal 2005, the Company posted a 4.7% sequential first quarter sales decrease.

     Results of Operations

Sales and Gross Margins

     Consolidated sales for the first quarter ended August 28, 2004 increased $19.2 million or 16.1% from the prior year to $138.5 million, which marked a record fiscal first quarter sales level for the Company. Consolidated gross margin as a percentage of sales decreased 10 basis points from the prior year.
     Sales, percentage changes from the prior year, gross margins and gross margin percent of sales by SBU are summarized in the following table. Freight, Logistics business, and miscellaneous costs are included under the caption “Other.”

By Business Unit:
		SALES			GROSS MARGIN

	FY 2005	FY 2004	% Change	FY 2005	% of Sales	FY 2004	% of Sales

First Quarter
RFWC	$64,427	$49,815	29.3%	$14,670	22.8%	$11,182	22.4%
IPG	29,647	25,850	14.7%	9,107	30.7%	7,669	29.7%
SSD	25,761	25,172	2.3%	6,498	25.2%	6,361	25.3%
DSG	16,980	16,079	5.6%	4,133	24.3%	4,259	26.5%
Other	1,705	2,390		(806)		(356)

Total	$138,520	$119,306	16.1%	$33,602	24.3%	$29,115	24.4%

     RFWC had a strong quarter with sales increasing 29.3% to $64.4 million from the prior year. The large sales growth was driven by strength in the Passive/Interconnect, Network Access, and Infrastructure product lines with an increase of 72.2%, 31.8%, and 17.2% to $15.1, $24.7, and $17.5 million, respectively. The growth of higher margin Network Access product line led RWFC’s gross margin as a percentage of sales increase of 40 basis points to $14.7 million.
     IPG sales increased 14.7% to $29.6 million from last year. The solid state Power Components product lines posted solid gains of 46.1% to $10.4 million. IPG gross margins as a percentage of sales increased 100 basis points to $9.1 million, due to a favorable product mix of tube sales.
     SSD sales increased 2.3% to $25.8 million compared to the first quarter of fiscal 2004. SSD’s private label sales increased 6.3% to $7.0 million. Gross margins as a percentage of sales decreased 10 basis points to $6.5 million.
     DSG’s first quarter sales increased 5.6% to $17.0 million from a year ago, driven by increased demand in workstations and high-resolution flat panel monitors for the medical market. The Medical Monitors product line posted growth of 12.4% to $7.2 million. DSG’s gross margin as a percentage of sales decreased 220 basis points, primarily due to pricing pressure in Medical Monitors.
     Sales, percentage change from the prior year, gross margin, and gross margin percent of sales by geographic area are summarized in the following table. Previously reported sales under the caption “Direct Export” and some of the “Corporate” sales were identified by geographic area and reclassified accordingly. The caption “Corporate” consists primarily of Freight and Corporate provisions.

By Geographic Area:
		SALES			GROSS MARGIN

	FY 2005	FY 2004	% Change	FY 2005	% of Sales	FY 2004	% of Sales

First Quarter
North America	$74,385	$65,431	13.7%	$19,014	25.6%	$17,556	26.8%
Europe	29,529	25,366	16.4%	8,454	28.6%	7,377	29.1%
Asia/Pacific	28,789	22,330	28.9%	6,716	23.3%	4,939	22.1%
Latin America	4,865	5,105	-4.7%	1,294	26.6%	1,183	23.2%
Corporate	952	1,074		(1,876)		(1,940)

Total	$138,520	$119,306	16.1%	$33,602	24.3%	$29,115	24.4%

     Sales in North America increased by 13.7% from the prior year's first quarter. Sales in the United States experienced strong growth in the RFWC product sales. The United States led the sales growth in this region by an increase of 19.7% to $57.2 million, offset by a sales decline in Canada of 2.6% to $17.2 million.
     Sales in Europe grew 16.4% from the prior year. RFWC product sales significantly increased in Israel and the United Kingdom. Israel led the sales growth with an increase of 60.0% to $3.2 million followed by the United Kingdom and then Italy where sales grew 38.2% and 24.4% to $5.0 million and $3.7 million, respectively.
     Sales in Asia/Pacific experienced growth of 28.9%, from the first quarter a year ago, resulting from strong wireless infrastructure and industrial power demand. China, Japan, and Taiwan recognized sales and gross margin growth of over 50%. Sales in China grew 81.1% to $8.5 million, sales in Japan grew 69.7% to $4.6 million, and sales in Taiwan grew 62.3% to $2.7 million.
     In Latin America, sales decreased 4.7%, from the prior year, as lower broadcast demand was partially offset by increased industrial power demand. Sales in Colombia grew 43.6% to $0.9 million while sales in Mexico were down 23.2% to $1.4 million.
     Fiscal 2005 gross margins as a percentage of sales experienced significant fluctuations across the geographic areas, from a decrease of 120 basis points in North America to an increase of 340 basis points in Latin America, principally resulting from changes in the sales mix.

Selling, General and Administrative (SG&A) Expenses

     SG&A expenses increased by 13.3% to $29.3 million compared to last year, but decreased as a percentage of sales to last year, from 21.7% to 21.1% . The increased SG&A expenses correlate with the Company's increased revenue. SG&A expenses include a $2.0 million increase in salaries and incentives and a $1 million increase in operating expenses related to services, travel, and supplies, which corresponds with increased sales.

Interest and Other Expenses

     Interest expense decreased 11.4% to $2.3 million from last year as a result of the equity offering and elimination of a fixed rate swap offset by interest on incremental borrowing to fund working capital requirements. Cash payments for interest were $3.6 million for the three-month period ended August 28, 2004.
     Other, net expenses totalled $215 in the first quarter of fiscal 2005, including a foreign exchange loss of $187, and a net investment loss of $51. Other, net expenses totalled $47 in the first quarter of fiscal 2004, including a foreign exchange gain of $358, a loss of $250 on fixed asset disposition, and a net investment loss of $110.
     During the second quarter of fiscal year 2004, the Company identified an accounting error that occurred in its Swedish subsidiary which affected interest expense previously reported for the prior seven quarters in the aggregate amount of $738. On January 30, 2004, the Company filed amended Form 10-K/A for fiscal 2003 and Form 10-Q/A for the period ended August 30, 2003, which increased interest expense reported in those periods (See Note B to Condensed Consolidated Financial Statements).

Income Tax Provision

     The effective tax rate for the three-month period of fiscal 2005 decreased to 32.2% compared to 42.0% from a year ago. The effective tax rate differs from the statutory rate of 35.0% primarily due to the impact of certain non-tax deductible charges, the Company's foreign sales corporation benefits on export sales, state taxes, and the tax impact of non-U.S. operations. As the Company restated its first quarter fiscal 2004 results because of the accounting error in its Swedish subsidiary associated with the interest expense, no adjustment was made to the income tax provision since the Company does not believe it is more likely than not that the benefits of the foreign losses will be realized. As a result, there were significant fluctuations in the income tax rate in the first half of fiscal 2004.
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

  Net Income

      Net income increased substantially from the prior year by 218.6%. The positive increase resulted from the Company's emphasis on growth with cost minimization. Net income for the first quarter was $1,249, or $0.08 per share, compared to net income of $392, or $0.03 per share, a year ago.

     Liquidity and Capital Resources

     Cash and cash equivalents were $12.8 million at August 28, 2004, a decrease of $4.2 million from the beginning of the fiscal year. During the first quarter of fiscal 2005, the Company used $9.6 million of cash in operating activities. Working capital requirements increased $13.3 million after excluding cash, currency translation, acquisition, income tax, and short term debt, primarily resulting from an increase of $10.6 million in inventory.
     Inventory days were approximately 89 in the first quarter of fiscal 2005, compared with 94 days in the first quarter of fiscal 2004 and 77 days at the end of fiscal 2004. Inventory levels and the associated inventory days reflect the Company's ongoing inventory management efforts. Inventory management remains an area of focus as the Company seeks to balance the need to maintain strategic inventory levels to ensure competitive lead times against the risk of inventory obsolescence because of rapidly changing technology and customer requirements.
     The Company has a multi-currency revolving credit agreement in the amount of $102.0 million that matures in September of 2005 and bears interest at applicable LIBOR rates plus a margin, varying with certain financial performance criteria. At August 28, 2004, the applicable margin was 200 basis points and $48.4 million was outstanding. Of the $53.6 million which was unborrowed under the total facility, $36.1 million was available due to the borrowing base limitations. As of September 30, 2004, the outstanding borrowings under the credit agreement have become current liabilities. The Company is in discussions with its lending group and expects a renewed long-term agreement will occur in the second fiscal quarter of 2005.
     During the quarter, the Company had an equity offering for 3 million shares of stock that contributed $27.9 million in proceeds that was used to reduce debt. The Company reduced debt by $18.8 million while cash decreased $4.2 million and working capital requirements increased $13.3 million after excluding cash, currency translation, acquisition, income tax, and short term debt. The Company was in compliance with all debt covenants for the period ended August 28, 2004.
     The Company spent approximately $2.3 million on capital projects during first three months of fiscal 2005, primarily related to PeopleSoft development costs and ongoing investments in information technology infrastructure. Management estimates capital expenditures to increase as the PeopleSoft implementation progresses. The $545 earnout payment represents a cash outlay associated with the Pixelink acquisition as the business unit achieved certain operating performance criteria.

Special Note Regarding Forward-Looking Statements, Risk Factors and Analyst Reports

     Except for the historical information contained herein, the matters discussed in this quarter report on Form 10-Q are forward-looking statements relating to future events, which involve certain risks and uncertainties. Further, there can be no assurance that the trends reflected in historical information will continue in the future.
     Investors should consider carefully the following risk factors, in addition to the other information included and incorporated by reference in this quarter report on Form 10-Q. All statements other than statements of historical facts included in this report are statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. The words "expect," "estimate," "anticipate," "predict," "believe" and similar expressions and variations thereof are intended to identify forward-looking statements. Such statements appear in a number of places in this report and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) trends affecting the Company’s financial condition or results of operations; (ii) the Company’s financing plans; (iii) the Company’s business and growth strategies, including potential acquisitions; and (iv) other plans and objectives for future operations. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties and that actual results may differ materially from those predicted in the forward-looking statements or which may be anticipated from historical results or trends.
     In addition to the information contained in the Company’s other filings with the Securities and Exchange Commission, factors that could affect future performance include, among others, the following:

-	The Company has had significant operating and net losses in the past and may have future losses.
-	The Company maintains a significant investment in inventory and has recently incurred significant charges for inventory obsolescence and overstock, and may incur similar charges in the future.
-	If the Company does not maintain effective internal controls over financial reporting, it could be unable to provide timely and reliable financial information.
-
Because the Company derives a significant portion of its revenue by distributing products designed and manufactured by third parties, it may be unable to anticipate changes in the marketplace and, as a result, could lose market share.

-	The Company has exposure to economic downturns and operates in cyclical markets.
-	The Company has significant debt, which could limit its financial resources and ability to compete and may make it more vulnerable to adverse economic events.
-	The Company’s ability to service its debt and meet its other obligations depends on a number of factors beyond its control.
-	If Mr. Richardson’s voting power were insufficient for him to elect a majority of the Company’s board of directors, the Company would be in default under its credit agreement.
-	The Company’s success depends on its executive officers and other key personnel.
-	The Company’s credit agreement and the indentures for its outstanding debentures impose restrictions with respect to various business matters.
-
Potential changes in accounting standards regarding stock option plans could limit the desirability of granting stock options, which could harm the Company’s ability to attract and retain employees, and could also negatively impact its results of operations.

-	The Company faces intense competition in the markets it serves and, if it does not compete effectively, it could significantly harm its operating results.
-	The Company may not be able to continue to make the acquisitions necessary for it to realize its growth strategy or integrate acquisitions successfully.
-	If the Company does not continue to reduce its costs, it may not be able to compete effectively in its markets.
-	The Company’s Industrial Power Group is dependent on a limited number of vendors to supply it with essential products.
-	Economic, political and other risks associated with international sales and operations could adversely affect the Company’s business.
-	The Company is exposed to foreign currency risk.
-	Because the Company generally does not have long-term contracts with its vendors, it may experience shortages of products that could harm its business and customer relationships.
-	The outbreak of severe acute respiratory syndrome, or SARS, or any other disease epidemic, may adversely affect the Company’s business, financial condition and results of operations.

     For more discussion of such risks, see "Risk Factors" in the Company’s Form 10-K filed with the Securities and Exchange Commission on August 11, 2004.
     These risks are not exhaustive. Other sections of this report may include additional factors, which could adversely affect the Company’s business and financial performance. Moreover, the Company operates in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.
     Investors should also be aware that while the Company does, from time to time, communicate with securities analysts, it is against the Company’s policy to disclose to them any material non-public information or other confidential commercial information. Accordingly, stockholders should not assume that the Company agrees with any statement or report issued by any analyst irrespective of the content of the statement or report. Thus, to the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not the responsibility of the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     For a description of the Company’s market risks, see “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management and Market Sensitive Financial Instruments” in the Company’s Annual Report on Form 10-K for the fiscal year ended May 29, 2004.

ITEM 4. CONTROLS AND PROCEDURES

     The Company maintains a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Act of 1934, as amended (the “Exchange Act”)) designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives. At the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including Chairman of the Board and Chief Executive Officer (“CEO”) and Senior Vice President and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective in providing a reasonable assurance of achieving their objective.
     There have been no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting. During the first quarter of fiscal 2005, the Company has made progress on remediating the material weaknesses previously described in the Company’s Annual Report on Form 10-K for the year ended May 29, 2004, including drafting new policies and procedures, reinforcement of existing procedures and documentation of management review and approval processes. These remediation efforts will continue in conjunction with the Company’s Sarbanes-Oxley compliance plan.

Part II	Table of Contents

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS (in thousands, except where indicated)

     No material developments have occurred in the matters reported under the category “Legal Proceedings” in the Registrant’s Report on Form 10-K for the fiscal year ended May 29, 2004, except that (i) the claim of one of the two customers of the Company’s German subsidiary who made a claim in fiscal year 2003 in connection with heterojunction field effect transistors was settled without any admission of liability on the part of the Company and without any material consideration from the Company, the settlement amount being paid by the Company’s insurance carrier, and (ii) Microsemi, against whom the Company has filed a complaint to recover damages in excess of $814 for breach of contract, has filed a complaint in the U.S. District Court, Central District of California, Case No. CV04-6108 GHK (JWJx) claiming trademark infringement.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.

ITEM 5.  OTHER INFORMATION

      Not applicable.

ITEM 6.  EXHIBITS

31.1	Certification of Edward J. Richardson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Dario Sacomani pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Edward J. Richardson and Dario Sacomani pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures	Table of Contents

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

RICHARDSON ELECTRONICS, LTD.
Date: October 5,2004	By: /s/ DARIO SACOMANI
Name: Dario Sacomani Title: Senior Vice President and Chief Financial Officer (on behalf of the Registrant and as Principal financial and accounting officer)