Form 10-Q
period 2004-11-27
RICHARDSON ELECTRONICS LTD/DE
filed 2005-01-21
CIK 355948

FORM 10Q	File:20050104-FY05Q2

Cover Page	Table of Contents
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[	X	]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
			For the quarterly period ended :	November 27, 2004

[		]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
			For the transition period from :	to

RICHARDSON ELECTRONICS, LTD.

(Exact name of registrant as specified in its charter)

Delaware	0-12906	36-2096643

(State or other jurisdiction	(Commission	(IRS Employer
of incorporation)	File Number)	Identification No.)

40W267 Keslinger Road, P.O. Box 393, LaFox, Illinois		60147-0393

(Address of principal executive offices)		(Zip Code)

Registrant's telephone number, including area code:		(630) 208-2200

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
[     ] Yes     [ X ] No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). [ X ] Yes [ ] No
As of January 7, 2005, there were outstanding 17,314,141 shares of Common Stock, $.05 par value, inclusive of 3,124,162 shares of Class B Common Stock, $.05 par value, which are convertible into Common Stock of the registrant on a share for share basis.

Table of Contents	Top of Page

RICHARDSON ELECTRONICS, LTD.
QUARTERLY FINANCIAL REPORT

INDEX	PAGE

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements	3
Condensed Consolidated Balance Sheets as of November 27, 2004 and May 29, 2004	3
Condensed Consolidated Statements of Operations and Comprehensive Income for the Three-Month and Six-Month Periods Ended November 27, 2004 and November 29, 2003	4
Condensed Consolidated Statements of Cash Flows for the Six-Month Periods Ended November 27, 2004 and November 29, 2003	5
Notes to the Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3. Quantitative and Qualitative Disclosures About Market Risk	16
Item 4. Controls and Procedures	16

PART II - OTHER INFORMATION
Item 1. Legal Proceedings	17
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3. Defaults upon Senior Securities	17
Item 4. Submission of Matters to a Vote of Security Holders	17
Item 5. Other Information	17
Item 6. Exhibits	17

Signature	18

Exhibit Index	18

Download FORM 10-Q in PDF format

Part I	Table of Contents

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RICHARDSON ELECTRONICS, LTD
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of

	November 27,	May 29,
(in thousands, except per share amounts)	2004	2004

	(unaudited)
ASSETS
Current Assets
Cash	$17,328	$16,927
Receivables, less allowance of $2,651 and $2,516	115,186	106,130
Inventories, net	106,546	92,297
Prepaid expenses	3,716	3,817
Deferred income taxes	12,698	15,922

Total current assets	255,474	235,093

Property, plant and equipment, net	33,294	30,589
Goodwill	5,847	5,613
Deferred tax assets (non-current)	6,338	3,117
Other assets	4,952	4,802

Total assets	$305,905	$279,214

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$36,754	$33,473
Accrued liabilities	21,289	23,224
Current portion of long-term debt	3,796	4,027

Total current liabilities	61,839	60,724

Long-term debt, less current portion	123,584	133,813
Non-current liabilities	461	241

Total liabilities	185,884	194,778

Stockholders’ Equity
Common stock ($.05 par value; issued 15,542 shares at November 27, 2004 and 12,524 shares at May 29, 2004)	777	626
Class B common stock, convertible ($.05 par value; issued 3,158 shares at November 27, 2004 and 3,168 at May 29, 2004)	158	158
Preferred stock ($1.00 par value; no shares issued)	-	-
Additional paid-in capital	122,007	93,877
Common stock in treasury, at cost (1,399 shares at November 27, 2004 and 1,437 shares at May 29, 2004)	(8,289)	(8,515)
Retained earnings	10,877	9,326
Accumulated other comprehensive loss	(5,509)	(11,036)

Total stockholders’ equity	120,021	84,436

Total liabilities and stockholders' equity	$305,905	$279,214

See notes to condensed consolidated financial statements.

RICHARDSON ELECTRONICS, LTD
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED NOVEMBER 27, 2004 AND NOVEMBER 29, 2003

	Three months ended		Six months ended

(unaudited, in thousands, except per share amounts)	November 27, 2004	November 29, 2003	November 27, 2004	November 29, 2003

Net sales	$151,374	$128,051	$289,894	$247,357
Cost of products sold	114,320	97,109	219,238	187,300

Gross margin	37,054	30,942	70,656	60,057

Selling, general and administrative expenses	32,148	25,495	61,437	51,340

Operating income	4,906	5,447	9,219	8,717
Other expense
Interest expense	2,184	2,558	4,441	5,104
Other, net	439	(160)	654	(112)

Total other expense	2,623	2,398	5,095	4,992

Income before income taxes	2,283	3,049	4,124	3,725

Income taxes	621	844	1,214	1,128

Net income	$1,662	$2,205	$2,910	$2,597

Net income per share - basic:
Net income per share	$0.10	$0.16	$0.18	$0.19

Average shares outstanding	17,284	13,979	16,578	13,952

Net income per share - diluted:
Net income per share	$0.10	$0.15	$0.17	$0.18

Average shares outstanding	17,479	14,361	16,801	14,281

Dividends per common share	$0.04	$0.04	$0.08	$0.08

Statement of comprehensive income:
Net income	$1,662	$2,205	$2,910	$2,597
Recognition of unearned compensation	68	35	78	128
Currency translation, net of income tax effect of $2,124, and $1,313 for three months ended,
income tax effect of $2,307, and $283 for six months ended	5,714	3,426	5,539	655
Fair value adjustment to market appreciation on investment, net of income tax effect of $(9), and $27 for three months ended,
income tax effect of $40, and $92 for six months ended	(24)	70	95	212
Cash flow hedges, net of income tax effect of $ -, and $63 for three months ended,
income tax effect of $27, and $149 for six months ended	-	164	66	345

Comprehensive income	$7,420	$5,900	$8,688	$3,937

See notes to condensed consolidated financial statements.

RICHARDSON ELECTRONICS, LTD
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX-MONTH PERIODS ENDED NOVEMBER 27, 2004 AND NOVEMBER 29, 2003

(unaudited, in thousands)	Six months ended

	November 27, 2004	November 29, 2003

OPERATING ACTIVITIES
Net income	$2,910	$2,597
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	2,368	2,684
Amortization of intangibles and financing costs	172	150
Income taxes	1,464	636
Other non-cash items in net income	791	525
Receivables	(4,245)	(7,652)
Inventories	(11,359)	5,446
Other current assets	(353)	553
Accounts payable	2,458	6,930
Other liabilities	(2,271)	(320)

Net cash (used in) provided by operating activities	(8,065)	11,549

FINANCING ACTIVITIES
Proceeds from borrowings	36,500	21,678
Payments on debt	(49,793)	(26,244)
Net proceeds from stock issuance	27,915	1,002
Cash dividends	(1,359)	(1,097)
Loan restructuring fees	(326)	-

Net cash provided by (used in) financing activities	12,937	(4,661)

INVESTING ACTIVITIES
Capital expenditures	(4,697)	(2,520)
Earnout payment related to acquisitions	(545)	(726)
Proceeds from sales of available-for-sale securities	1,134	2,154
Purchases from sales of available-for-sale securities	(1,134)	(2,154)
Other	(301)	-

Net cash used in investing activities	(5,543)	(3,246)

Effect of exchange rate changes on cash	1,072	248
Net increase in cash	401	3,890
Cash at beginning of period	16,927	16,874

Cash at end of period	$17,328	$20,764

See notes to condensed consolidated financial statements.

RICHARDSON ELECTRONICS, LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and except where indicated)

     Note A – Basis of Presentation

     The accompanying unaudited Condensed Consolidated Financial Statements (Statements) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments necessary for a fair presentation of the results of interim periods have been made and such adjustments were of a normal and recurring nature. The results of operations and cash flows for the six-month period ended November 27, 2004 are not necessarily indicative of the results that may be expected for the year ended May 28, 2005.
     For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended May 29, 2004. Certain fiscal 2004 balances have been reclassified to conform to the 2005 presentation.

     Note B - Investment in Marketable Equity Securities

     The Company’s investments are primarily equity securities, all of which are classified as available-for-sale and are carried at their fair value based on the quoted market prices. Proceeds from the sale of the securities were $1,134 and $2,154 during the first six-month periods of fiscal 2005 and 2004, respectively, all of which were subsequently reinvested. Gross realized gains on those sales were $110 in the first six months of fiscal 2005 and $141 in the first six months of fiscal 2004. Gross realized losses on those sales were $48 and $29 in the first six-month periods of fiscal 2005 and 2004, respectively. A net unrealized holding gain of $1,182 and a net unrealized holding loss of $375 have been included in accumulated comprehensive income as of November 27, 2004 and November 29, 2003, respectively. The following table is the disclosure under SFAS No. 115 for the investment in marketable equity securities:

Description of	Holding length before proceeds				Total

Securities	Less than 12 months		More than 12 months

Period ended on	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses

November 27, 2004
Common Stock	$ 2,780	$ 296	$ 190	$ 34	$ 2,970	$ 330

November 29, 2003
Common Stock	$ 2,003	$ 331	$ 280	$ 490	$ 2,283	$ 821

     Note C – Restructuring Charges

     As a result of the Company’s fiscal 2003 restructuring initiative, a restructuring charge, including severance and lease termination costs of $1,730, was recorded in selling, general and administrative expenses for the year ended May 31, 2003. Severance costs of $328 were paid in fiscal 2003 with the remaining balance payable in fiscal 2004. As of May 29, 2004, the remaining balance was zero. The following table depicts the amounts associated with the activity related to the restructuring initiative through November 29, 2003:

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

     Note D – Goodwill and Other Intangible Assets

     The Company performed its annual impairment test during the fourth quarter of fiscal 2004. The same methodology was employed in completing the annual impairment test as in applying transitional accounting provisions of SFAS 142. The Company did not find any indication that impairment existed and, therefore, no impairment loss was recorded as a result of completing the annual impairment test.
     The table below provides changes in the carrying values of goodwill and intangible assets not subject to amortization by reportable segment:

	Goodwill and intangible assets not subject to amortization

	RFWC	IPG		SSD		DSG	Total

Balance at May 29, 2004	$-	$876	(1)	$1,739	(1)	$3,420	$6,035
Modification of earnout payment	-	-		-		26	26
Foreign currency translation	-	9		264		-	273

Balance at November 27, 2004	$-	$885		$2,003		$3,446	$6,334

(1) To reclassify IPG's $9 intangible asset to SSD in order to be consistent with the business segment presentation.

     Intangible assets subject to amortization as of November 27, 2004 and May 29, 2004 are as follows:
	November 27, 2004		May 29, 2004

	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Intangible assets subject to amortization:
Deferred financing costs	$2,524	$2,106	$2,192	$1,935
Patents, trademarks and customer lists	478	468	478	461

Total	$3,002	$2,574	$2,670	$2,396

     Amortization expense for the second quarter and six months is as follows:
	Amortization expense for the

	Second Quarter		Six Months

	FY 2005	FY 2004	FY 2005	FY 2004

Intangible assets subject to amortization:
Deferred financing costs	$129	$72	$171	$144
Patents and trademarks	4	3	7	6

Total	$133	$75	$178	$150

     The amortization expense associated with the existing intangible assets subject to amortization is expected to be $246, $136, $102, $82, $34 and $1, in fiscal 2005, 2006, 2007, 2008, 2009 and 2010, respectively. The weighted average number of years of amortization expense remaining is 4.43.

     Note E – Warranties

     The Company offers warranties for specific products it manufactures. The Company also provides extended warranties for some products it sells that lengthen the period of coverage specified in the manufacturer’s original warranty. Terms generally range from one to three years.
     The Company estimates the cost to perform under its warranty obligation and recognizes this estimated cost at the time of the related product sale. The Company reports this expense as an element of cost of products sold in its statement of operations. Each quarter, the Company assesses actual warranty costs incurred, on a product-by-product basis, as compared to its estimated obligation. The estimates with respect to products under extended warranty are based generally on knowledge of the manufacturers’ experience and are extrapolated to reflect the extended warranty period, and are refined each quarter as better information with respect to warranty experience becomes known.
     Warranty reserves are established for costs that are expected to be incurred after the sale and delivery of products under warranty. The warranty reserves are determined based on known product failures, historical experience, and other currently available evidence.
     Changes in the warranty reserve for the three months ended November 27, 2004 were as follows:

Warranty Reserve

Balance at May 29, 2004	$802
Accruals for products sold	642
Utilization	(300)

Balance at November 27, 2004	$1,144

     The increase in the warranty accrual represents warranties related to products under a three year extended warranty offered by the Company’s Display Systems Group beginning in the third quarter of fiscal 2003.

     Note F – Income Taxes

     The income tax provisions for the six-month period ended November 27, 2004 and November 29, 2003 were 29.4% and 30.2%, respectively. The difference between the effective tax rate and the U.S. statutory rate of 35% primarily results from the Company’s geographic distribution of taxable income and losses and certain non-tax deductible charges. With respect to the income tax provision for the six month period ending November 27, 2004, there was a reduction of $723 in the Company’s tax reserve from a statutory expiration of foreign NOL utilization position with an offsetting placement of valuation allowances of $624 for two foreign subsidiaries with multiple year losses and an increase in the Company’s tax reserve of $92 for interest on existing reserve positions.

     Note G – Calculation of Earnings per Share

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

	Second Quarter		Six Months

	FY 2005	FY 2004	FY 2005	FY 2004

Numerator for basic and diluted EPS:
Net income	$1,662	$2,205	$2,910	$2,597

Denominator:
Denominator for basic EPS
Weighted average common shares outstanding	17,284	13,979	16,578	13,952
Effect of dilutive securities:
Unvested restricted stock awards	15	33	17	36
Dilutive stock options	180	349	206	293

Shares applicable to diluted income per common share	17,479	14,361	16,801	14,281

     The effect of potentially dilutive stock options is calculated using the treasury stock method. Certain stock options are excluded from the calculations because the average market price of the Company’s stock during the period did not exceed the exercise price of those options. For the six-month period ended November 27, 2004, there were 635 such options. However, some or all of the above mentioned options may be potentially dilutive in the future.

     Note H – Stock-Based Compensation

     The Company has stock-based compensation plans under which stock options are granted to key managers at the market price on the date of grant. Most of these new grants are fully exercisable after five years and have a ten-year life. Two stock awards, totalling 7,882 shares, and 213,279 stock options were granted during the six months ended November 27, 2004.
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

	Second Quarter		Six Months

	FY 2005	FY 2004	FY 2005	FY 2004

Net income, as reported	$1,662	$2,205	$2,910	$2,597
Add: Stock-based compensation expense included in reported net income, net of tax	54	59	107	119
Deduct: Stock-based compensation expense determined under fair value-based method for all awards, net of taxes	(227)	(271)	(452)	(544)

Pro-forma net income	$1,492	$1,993	$2,565	$2,172

Net income per share, basic:
Reported net income	$0.10	$0.16	$0.18	$0.19
Pro-forma compensation expense, net of taxes	(0.01)	(0.02)	(0.03)	(0.03)

Pro-forma net income per share	$0.09	$0.14	$0.15	$0.16

Net income per share, diluted:
Reported net income	$0.10	$0.15	$0.17	$0.18
Pro-forma compensation expense, net of taxes	(0.01)	(0.01)	(0.02)	(0.03)

Pro-forma net income per share	$0.09	$0.14	$0.15	$0.15

     Note I – Segment Information

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
     Accounts receivable, inventory, goodwill, and some intangible assets are identified by SBU. Cash, net property and other assets are not identifiable by SBU. Operating results for each SBU are summarized in the following table:

	Sales	Gross	Direct Operating	Assets	Goodwill and
		Margin	Contribution		Intangibles

	Second Quarter			As of

FY 2005				November 27, 2004

RFWC	$67,358	$15,661	$8,392	$97,533	$-
IPG	31,304	9,527	6,207	54,282	885
SSD	27,360	7,304	4,323	38,317	2,003
DSG	23,562	5,298	2,792	27,877	3,446

Total	$149,584	$37,790	$21,714	$218,009	$6,334

	Second Quarter			As of

FY 2004				May 29, 2004

RFWC	$57,705	$12,846	$7,039	$87,097	$-
IPG	27,868	8,678	6,261	50,403	876
SSD	26,109	6,664	3,767	33,257	1,739
DSG	14,864	3,727	1,947	23,358	3,420

Total	$126,546	$31,915	$19,014	$194,115	$6,035

	Six Months

FY 2005

RFWC	$131,785	$30,331	$16,437
IPG	60,951	18,634	12,447
SSD	53,121	13,802	7,820
DSG	40,542	9,431	4,608

Total	$286,399	$72,198	$41,312

	Six Months

FY 2004

RFWC	$107,520	$24,028	$12,727
IPG	53,718	16,347	11,698
SSD	51,281	13,025	7,334
DSG	30,943	7,986	4,354

Total	$243,462	$61,386	$36,113

      A reconciliation of sales, gross margin, direct operating contribution and assets to the relevant consolidated amounts is as follows. Other assets not identified include miscellaneous receivables, manufacturing inventories and other assets.

	Second Quarter		Six Months

	FY 2005	FY 2004	FY 2005	FY 2004

Sales - segments total	$149,584	$126,546	$286,399	$243,462
Other sales	1,790	1,505	3,495	3,895

Sales	$151,374	$128,051	$289,894	$247,357

Gross margin - segments total	$37,790	$31,915	$72,198	$61,386
Gross margin on other sales	(736)	(973)	(1,542)	(1,329)

Gross margin	$37,054	$30,942	$70,656	$60,057

Segment profit contribution	$21,714	$19,014	$41,312	$36,113
Gross margin on other sales	(736)	(973)	(1,542)	(1,329)
Regional selling expenses	(4,880)	(4,497)	(9,419)	(8,931)
Administrative expenses	(11,192)	(8,097)	(21,132)	(17,136)

Operating income	$4,906	$5,447	$9,219	$8,717

	As of

	November 27,	May 29,
	2004	2004

Segment assets
	$218,009	$194,115
Cash	17,328	16,927
Other current assets	26,471	30,086
Net property	33,294	30,589
Other assets	10,803	7,497

Total assets	$305,905	$279,214

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

By Geographic Area:
		SALES			GROSS MARGIN

	FY 2005	FY 2004	% Change	FY 2005	% of Sales	FY 2004	% of Sales

Second Quarter
North America	$79,833	$65,702	21.5%	$20,835	26.1%	$17,064	26.0%
Europe	33,695	31,576	6.7%	9,226	27.4%	9,009	28.5%
Asia/Pacific	31,777	25,160	26.3%	7,741	24.4%	5,648	22.4%
Latin America	4,983	4,572	9.0%	1,432	28.7%	1,118	24.5%
Corporate	1,086	1,041		(2,180)		(1,897)

Total	$151,374	$128,051	18.2%	$37,054	24.5%	$30,942	24.2%

Six Months
North America	$154,218	$131,133	17.6%	$39,849	25.8%	$34,620	26.4%
Europe	63,224	56,942	11.0%	17,680	28.0%	16,386	28.8%
Asia/Pacific	60,566	47,490	27.5%	14,457	23.9%	10,587	22.3%
Latin America	9,848	9,677	1.8%	2,726	27.7%	2,301	23.8%
Corporate	2,038	2,115		(4,056)		(3,837)

Total	$289,894	$247,357	17.2%	$70,656	24.4%	$60,057	24.3%

     Note J – Equity Offering

     On July 8, 2004, the Company completed an offering of 3,000,000 shares of its common stock, which resulted in net proceeds to the Company of $27,915 after the offering cost of $1,260.

     Note K – Restatement

     The Company filed Form 12b-25, Notification of Late Filing, with the Securities and Exchange Commission on January 10, 2005, notifying of a delay in filing of the Company's second quarter Form 10-Q for the period ended November 27, 2004.
     In connection with our independent auditor's review of the Company's Form 10-Q, an error was discovered with respect to the accounting treatment of certain foreign exchange gains and losses incurred during fiscal 2001 and 2002. These foreign exchange items related to the acquisition in 2001 of AVIV Electronics by one of the Company's subsidiaries, and the reporting of subsequent intercompany transactions between the subsidiary and parent. The terms of the related acquisition agreement obligated the Company's subsidiary to settle an acquisition-related obligation in U.S. dollars, which is not the subsidiary's functional currency. Related foreign exchange losses incurred by the subsidiary during the period from the inception of the obligation through the date of the parent's assumption of the obligation were accounted for in error as an element of accumulated other comprehensive income, rather than as an element of net income. The correction of this error amounts to $580 on a cumulative, net of tax basis.
     Management and the Company's audit committee, in consultation with the Company's former auditor, have determined that the impact of the correction of the error in either fiscal 2001 or 2002 is not material, and in consultation with its current auditor, have determined that the correction of the error through an adjustment to both retained earnings and accumulated other comprehensive loss as of May 29, 2004 is not material. The Condensed Consolidated Statements of Operations and Comprehensive Income presented herein are not affected by the correction of this error.

     Note L – Subsequent Events

     On December 9, 2004, the Company formed a joint venture with Light Speed Labs, L.P. of Addison, Texas, an engineering company specializing in the development of video technologies. The joint venture was organized as a limited liability company under the name VConex, LLC, and is expected to develop unique and proprietary security and display solutions which will be exclusively marketed through Richardson Electronics' Security and Display Systems Divisions.
     On December 17, 2004, the Company acquired, for a $590 cash payment, certain assets from Evergreen Trading Co. Ltd, a leading distributor of power components in China.
     The Company was in compliance with all debt covenants as of November 27, 2004. Subsequently, the Company's late filing of its second quarter Form 10-Q (see Note K) resulted in a default of the Company's credit agreement with respect to timely delivery of financial statements and Form 10-Q reports. The Company has received a waiver from its lending group for the default and with the filing of this Form 10-Q and included financial statements has satisfied the conditions of the waiver.

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
     In addition to the information contained in the Company’s other filings with the Securities and Exchange Commission, factors that could affect future performance include, among others, the following:

-	The Company has had significant operating and net losses in the past and may have future losses.
-	The Company maintains a significant investment in inventory and has incurred significant charges for inventory obsolescence and overstock, and may incur similar charges in the future.
-	If the Company does not maintain effective internal controls over financial reporting, it could be unable to provide timely and reliable financial information.
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

     Overview

     Richardson Electronics, Ltd. is a global provider of engineered solutions and a distributor of electronic components to the radio frequency, or RF, and wireless communications, industrial power conversion, security, and display systems markets. The marketing, sales, product management and purchasing functions of the Company are organized as four strategic business units "SBUs": RF & Wireless Communications Group "RFWC", Industrial Power Group "IPG", Security Systems Division "SSD", and Display Systems Group "DSG", with operations in the major economic regions of the world: North America, Europe, Asia/Pacific, and Latin America.
     In December 2004, Richardson Electronics, Ltd. acquired the assets of a distributor of passive components in China by the name of Evergreen Trading Company. Evergreen Trading Company will be integrated into the strategic business unit IPG. Evergreen is similar to Richardson in that they also emphasize engineered solutions by offering technical services and design assistance. This acquisition is intended to give IPG the infrastructure and selling organization to more aggressively expand its business throughout China.
     Also in December 2004, a joint venture was formed with Light Speed Labs that will support the SSD and DSG business units. The joint venture was organized as a Limited Liability Company (LLC) under the name VConex, LLC and is expected to develop distinctive and proprietary security and display solutions which will be exclusively marketed through Richardson Electronics. This venture is expected to provide Richardson with the engineering resources and expertise needed to develop network video technology applications for large national accounts such as retail and hospitality chains for security and display solutions needs.
     Sales increased for all four strategic business units and geographic areas for the three- and six-month periods over the prior year. The second quarter of fiscal 2005 was the tenth consecutive quarter of year-over-year sales growth for the Company and marked record quarter sales for the Company. Net income for the quarter was $1,662 or $0.10 per share on a diluted basis as compared to net income of $2,205 or $0.15 per share on a diluted basis a year ago. Net income for the quarter was down from the prior year primarily due to increased SG&A which as a percent of sales was 1.3% higher. Increasing cost of the Sarbanes-Oxley compliance program, the global PeopleSoft supply chain implementation, and legal expenses associated with the joint venture and acquisition (see Note L), limited the ability to leverage higher sales with dilution of SG&A as a percent of sales.
     The Company experiences moderate seasonality in its business and typically realizes lower sequential sales in its first and third quarters, reflecting decreased transaction volume in the summer and holiday months. Based on the period from fiscal 1993 to 2004, sales in the third quarter were, on average, approximately 3% lower sequentially. Management believes third quarter sales in fiscal 2005 will be sequentially flat to slightly down from second quarter of fiscal 2005.

     Results of Operations

Sales and Gross Margins

     Richardson Electronics, Ltd. reached record quarter consolidated sales for the period ended November 27, 2004, with an increase of $23.3 million or 18.2% from the prior year to $151.4 million. Sales increased for all four strategic business units and geographic areas over the prior year, as discussed below and shown in Footnote I to the financial statements. For the six-month period, sales were up 17.2% to $289.9 million. Consolidated gross margin as a percentage of sales increased 30 basis points for the quarter and 10 basis points for the six-month period from the prior year.
     Sales, percentage changes from the prior year, gross margins and gross margin percent of sales by SBU are summarized in the following table. Freight, Logistics business, and miscellaneous costs are included under the caption "Other."

By Business Unit:
		SALES			GROSS MARGIN

	FY 2005	FY 2004	% Change	FY 2005	% of Sales	FY 2004	% of Sales

Second Quarter
RFWC	$67,358	$57,705	16.7%	$15,661	23.3%	$12,846	22.3%
IPG	31,304	27,868	12.3%	9,527	30.4%	8,678	31.1%
SSD	27,360	26,109	4.8%	7,304	26.7%	6,664	25.5%
DSG	23,562	14,864	58.5%	5,298	22.5%	3,727	25.1%
Other	1,790	1,505		(736)		(973)

Total	$151,374	$128,051	18.2%	$37,054	24.5%	$30,942	24.2%

Six Months
RFWC	$131,785	$107,520	22.6%	$30,331	23.0%	$24,028	22.3%
IPG	60,951	53,718	13.5%	18,634	30.6%	16,347	30.4%
SSD	53,121	51,281	3.6%	13,802	26.0%	13,025	25.4%
DSG	40,542	30,943	31.0%	9,431	23.3%	7,986	25.8%
Other	3,495	3,895		(1,542)		(1,329)

Total	$289,894	$247,357	17.2%	$70,656	24.4%	$60,057	24.3%

     RFWC had second quarter and six month sales increases of 16.7% and 22.6%, respectively, from fiscal 2004. For six months, the Passive/Interconnect, Network Access, and Infrastructure product lines posted growth of 49.0%, 25.3%, and 14.3% to $28.2, $49.6, and $37.0 million, respectively. Gross margin as a percentage of sales increased 100 basis points for the quarter and 70 basis points for the six months compared to the prior year as a result of exclusive supplier agreements. The exclusive supplier agreements were a factor as RFWC sales in Asia increased 24.8% to $23.1 million, with gross margin as a percentage of sales increasing 310 basis points for the quarter compared to the prior year.
     IPG sales increased 12.3% and 13.5% for the quarter and six months, respectively. The solid state Power Components product lines posted solid gains of 22.6% and 33.3% for the quarter and six months to $10.3 million and $20.7 million, respectively. The tube product lines increased 7.0% and 4.3% to $20.6 million and $39.6 million for the quarter and six months, respectively. IPG gross margins as a percentage of sales decreased 70 basis points to $9.5 million for the quarter due to products purchased from European suppliers in Euros and increased Original Equipment Manufacturer (OEM) sales in China. IPG sales in Asia increased 33.1% to $7.6 million as a result of the OEM sales in China, with gross margin as a percentage of sales decreasing 190 basis points for the quarter compared to the prior year.
     SSD achieved record quarter sales with an increase of 4.8% to $27.4 million. Six months sales increased 3.6% to $53.1 million. Private label product lines posted second quarter and six months sales increases of 19.5% and 13.1% to $8.3 million and $15.3 million, respectively. Private label focused efforts in the new digital systems area with emphasis around digital video recorders assisted the growth. Gross margins as a percentage of sales increased 120 and 60 basis points, respectively, for the quarter and six months as a result of increased private label sales. SSD sales in Canada increased 15.9% to $15.5 million with gross margin as a percentage of sales increasing 110 basis points for the quarter compared to the prior year.
     DSG also achieved record quarter sales with an increase of 58.5% of sales over prior year period. Six months sales growth was 31.0% as the Medical Monitors product line posted sales growth of 39.4% to $16.8 million and Custom Displays posted sales growth of 75.3% to $10.7 million. DSG's gross margin as a percentage of sales decreased 260 and 250 basis points, respectively, for the quarter and six months. Medical Monitor average selling prices have experienced sharp declines, causing the Company's Medical Monitor gross margin as a percentage of sales to decrease 380 basis points for the quarter. However, unit sales have more than doubled in the second quarter.
     Sales, percentage change from the prior year, gross margin, and gross margin percent of sales by geographic area are summarized in the following table. Previously reported sales under the caption "Direct Export" and some of the "Corporate" sales were identified by geographic area and reclassified accordingly. The caption "Corporate" consists primarily of Freight and Corporate provisions.

By Geographic Area:
		SALES			GROSS MARGIN

	FY 2005	FY 2004	% Change	FY 2005	% of Sales	FY 2004	% of Sales

Second Quarter
North America	$79,833	$65,702	21.5%	$20,835	26.1%	$17,064	26.0%
Europe	33,695	31,576	6.7%	9,226	27.4%	9,009	28.5%
Asia/Pacific	31,777	25,160	26.3%	7,741	24.4%	5,648	22.4%
Latin America	4,983	4,572	9.0%	1,432	28.7%	1,118	24.5%
Corporate	1,086	1,041		(2,180)		(1,897)

Total	$151,374	$128,051	18.2%	$37,054	24.5%	$30,942	24.2%

Six Months
North America	$154,218	$131,133	17.6%	$39,849	25.8%	$34,620	26.4%
Europe	63,224	56,942	11.0%	17,680	28.0%	16,386	28.8%
Asia/Pacific	60,566	47,490	27.5%	14,457	23.9%	10,587	22.3%
Latin America	9,848	9,677	1.8%	2,726	27.7%	2,301	23.8%
Corporate	2,038	2,115		(4,056)		(3,837)

Total	$289,894	$247,357	17.2%	$70,656	24.4%	$60,057	24.3%

     Sales in North America increased 21.5% and 17.6%, respectively, for the quarter and six months from fiscal 2004. Gross margin as a percentage of sales were flat for the quarter compared to the prior year and decreased 60 basis points for the six months period compared to the prior year. The United States led the sales growth in this region with an increase of 24.6% and 22.1% for the quarter and six months, respectively; most notably in the DSG business unit. Canada experienced strong growth in SSD product lines with a quarter sales increase of 15.9% compared to a six months sales increase of 9.8% from the prior year in the SSD product lines.
     Sales in Europe grew 6.7% and 11.0%, respectively, for the quarter and six months period compared to the prior year. Gross margin as percentage of sales decreased 110 basis points for the quarter, primarily due to medical monitor average selling price decreases. Germany led the quarter growth with a sales increase of 45.4% to $5.7 million compared to the prior year quarter driven by medical monitor and industrial power demand. The United Kingdom gained 17.0% in the quarter with sales also at $5.7 million. Most of the growth in the United Kingdom was attributable to RFWC product sales, with an increase of 77.6% to $2.3 million in the quarter due to wireless infrastructure and network access demand.
     Sales in Asia/Pacific experienced substantial growth of 26.3% and 27.5%, respectively, for the quarter and six months period compared to a year ago, resulting from strong wireless infrastructure and industrial power demand. Gross margin as a percentage of sales increased 200 basis points for the quarter, which was driven by new component engineered solutions. Industrial power demand helped drive sales in China up 87.1% to $9.8 million for the quarter from the prior year. The strength in China is expected to continue with the Evergreen Trading Company acquisition. Sales in South Asia increased 50.1% to $5.9 million in the quarter primarily due to strong satellite product demand.

     In Latin America, sales increased 9.0% and 1.8%, respectively, for the quarter and six months period from the previous year. Gross margin as a percentage of sales increased 420 basis points for the quarter. Colombia led the sales in this region with an increase of 41.6% to $0.9 million for the quarter from a year ago, resulting from higher RFWC sales that also contributed higher gross margin.

Selling, General and Administrative Expenses

     Selling, general and administrative (SG&A) expenses increased by 26.1% and 19.7% to $32.1 million and $61.4 million, respectively, for the three- and six-month periods compared to the same periods last year. Selling, general and administrative expenses as a percentage of sales increased 1.3% and 0.4% to 21.2% of sales for the quarter and six months period, respectively, from the prior year. Compared to the second quarter of fiscal 2004, SG&A increased $6.7 million, which included $3.2 million of payroll and fringes associated with approximately 85 additional personnel, and $777 of incentives for higher sales and margin performance. These payroll related costs include approximately $500 of currency rate impact due to the weakened U.S. dollar. As discussed above, the PeopleSoft implementation, Sarbanes-Oxley compliance program, and legal costs associated with the joint venture and acquisition (see Note L), contributed to the SG&A increase. Costs for global training, network expansion, and system testing for the PeopleSoft worldwide supply chain roll-out, which were incurred during the quarter are expected to decrease as the implementation has been completed. Sarbanes-Oxley compliance program costs should continue through the third quarter as the documentation and testing phases are completed.

Other Expenses

     Interest expense decreased 14.6% and 13.0% to $2.2 million and $4.4 million, respectively, for the quarter and six months compared to the previous year as a result of the equity offering and elimination of a fixed rate swap offset by interest on incremental borrowing to fund working capital requirements. Cash payments for interest were $4.3 million for the six-month period ended November 27, 2004. The positive interest expense impact was offset with other, net expenses.
     Other, net expenses includes foreign exchange loss of $545 for the second quarter and $732 for six months in fiscal 2005 compared to a foreign exchange gain of $66 in the second quarter and $424 for six months in fiscal 2004. The weakening of the US dollar influenced the significant foreign exchange losses.

Income Tax Provision

     The effective tax rate for the six-month period of fiscal 2005 decreased to 29.4% compared to 30.2% from a year ago. The effective tax rate differs from the statutory rate of 35.0% primarily due to the impact of certain non-tax deductible charges, the Company's foreign sales corporation benefits on export sales, state taxes, and the tax impact of non-U.S. operations. As the Company restated its first quarter fiscal 2004 results because of the accounting error in its Swedish subsidiary associated with the interest expense, no adjustment was made to the income tax provision since the Company does not believe it is more likely than not that the benefits of the foreign losses will be realized. As a result, there were significant fluctuations in the income tax rate in the first half of fiscal 2004. With respect to the income tax provision for the six month period ending November 27, 2004, there was a reduction of $723 in the Company’s tax reserve from a statutory expiration of foreign NOL utilization position with an offsetting placement of valuation allowances of $624 for two foreign subsidiaries with multiple year losses and an increase in the Company's tax reserve of $92 for interest on existing reserve positions.
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

Net Income

     Net income for the second quarter of fiscal 2005 was $1,662 or $0.10 per share on a diluted basis as compared to net income of $2,205 or $0.15 per share on a diluted basis a year ago. Net income for the quarter was down from the prior year primarily due to increased SG&A, which as a percent of sales was 1.3% higher. Increasing cost of the Sarbanes-Oxley compliance program, the global PeopleSoft supply chain implementation, and legal expenses associated with the joint venture and acquisition (see Note L), limited the ability to leverage higher sales with dilution of SG&A as a percent of sales. Net income for the first half of fiscal 2005 was $2,910 or $0.17 per share on a diluted basis compared to net income of $2,597 or $0.18 per share on a diluted basis in the first half of the prior year.

     Liquidity and Capital Resources

     Cash was $17.3 million at November 27, 2004, an increase of $401 from the beginning of the fiscal year. During the first six months of fiscal 2005, the Company used $8.1 million of cash in operating activities. Working capital requirements increased $15.8 million for the six months, primarily resulting from an increase of $11.4 million in inventory and $4.2 million in receivables.
     Inventory days were approximately 85 in the second quarter of fiscal 2005, compared with 89 days in the first quarter of fiscal 2005 and 77 days at the end of fiscal 2004. Exclusive supplier agreements caused inventory to increase during the first quarter of fiscal 2005. The exclusive agreement helped the wireless group increase their gross margin as a percentage of sales by approximately 100 basis points. Days sales outstanding were approximately 58 in the second quarter of 2005 compared with 61 days in the first quarter of 2005 and 52 days at the end of fiscal 2004.

     In October 2004, the Company renewed its multi-currency revolving credit agreement with the current lending group in the amount of $109.0 million. The new agreement matures in October 2009 and is principally secured by the Company's trade receivables and inventory. This agreement includes lower interest rate spreads, relaxed leverage and coverage ratios, and increased borrowing base advance rates than the prior agreement while also adding an accordion feature that can increase the credit line by up to an additional $25 million. The facility bears interest at applicable LIBOR rates plus a margin, varying with certain financial performance criteria. At November 27, 2004, the applicable margin was 150 basis points and $56.6 million was outstanding. Of the $52.4 million which was unborrowed under the total facility, $44.5 million was available due to the borrowing base limitations.
     The Company was in compliance with all debt covenants as of November 27, 2004. Subsequently, the Company's late filing of its second quarter Form 10-Q (see Note K) resulted in a default of the Company's credit agreement with respect to timely delivery of financial statements and Form 10-Q reports. The Company has received a waiver from its lending group for the default and with the filing of this Form 10-Q and included financial statements has satisfied the conditions of the waiver.
     Net cash provided by financing activities was $12.9 million during the first half of fiscal 2005. During the first quarter, the Company had an equity offering for 3 million shares of stock that contributed $27.9 million in proceeds that was used to reduce debt by $13.3 million and fund working capital requirements.
     The Company spent approximately $4.7 million on capital projects during first half of fiscal 2005, primarily related to PeopleSoft development costs and ongoing investments in information technology infrastructure. The $545 earn out payment represents a cash outlay associated with the Pixelink acquisition as the business unit achieved certain operating performance criteria.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     For a description of the Company’s market risks, see “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management and Market Sensitive Financial Instruments” in the Company’s Annual Report on Form 10-K for the fiscal year ended May 29, 2004.

ITEM 4. CONTROLS AND PROCEDURES

     The Company maintains a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Act of 1934, as amended (the “Exchange Act”)) designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives. As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including Chairman of the Board and Chief Executive Officer (“CEO”) and Senior Vice President and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective in providing a reasonable assurance of achieving their objective.

     There have been no changes in the Company's internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting. During the second quarter of fiscal 2005, the Company has made significant progress on remediating the material weaknesses previously described in the Company's Annual Report on Form 10-K for the year ended May 29,2004, including implementation of the following measures:

-
The Company developed formal procedures for financial statement variance analysis and balance sheet reconciliations. The monthly closing schedule was formally communicated to all subsidiaries. The procedures were put in place during the second quarter of fiscal 2005 and will be tested as part of the Sarbanes-Oxley assessment process this fiscal year.

-
The Company improved documentation of management review and reconciliation performance through policies, education and re-enforcement, a balance sheet listing of account owners and approvers, and the implementation of Financial Services Manager, Accounting Manager, Corporate Controller and CFO checklists. These measures were put in place during the second quarter of fiscal 2005 and will be tested as part of the Sarbanes-Oxley assessment process this fiscal year.

-
Improvements to the reconciliation process during the migration from local accounting systems to PeopleSoft financials have been made and are expected to continue throughout fiscal 2005 in conjunction with the Company's Sarbanes-Oxely compliance plan.

-
The Information Systems group is in the process of installing several software packages which the Company believes will remediate the internal control issues regarding change management and system monitoring. These remediation efforts are expected to be completed before the end of fiscal 2005 in conjunction with the Company's Sarbanes-Oxley compliance plan.

Part II	Table of Contents

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS (in thousands, except where indicated)

     No material developments have occurred in the matters reported under the category "Legal Proceedings" in the Registrant's Report on Form 10-K for the fiscal year ended May 29, 2004, except that (i) the claim of one of the two customers of the Company's German subsidiary who made a claim in fiscal year 2003 in connection with heterojunction field effect transistors was settled on August 17, 2004 without any admission of liability on the part of the Company and without any material consideration from the Company, the settlement amount being paid by the Company's insurance carrier, and the Company was released from any liability with respect to the claim and (ii) Microsemi, against whom the Company has filed a complaint to recover damages in excess of $814 for breach of contract, has filed a complaint in the U.S. District Court, Central District of California, Case No. CV04-6108 GHK (JWJx) claiming trademark infringement and unfair competition in that the Company referred to the trademark of Microsemi in connection with product of another manufacturer and seeking to enjoin such use and unspecified damages.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      The Company was in compliance with all debt covenants as of November 27, 2004. Subsequently, the Company's late filing of its second quarter Form 10-Q (see Note K) resulted in a default of the Company's credit agreement with respect to timely delivery of financial statements and Form 10-Q reports. The Company has received a waiver from its lending group for the default and with the filing of this Form 10-Q and included financial statements has satisfied the conditions of the waiver.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      At the Annual Meeting of Stockholders held October 12, 2004, three proposals were submitted to a vote of the Company's stockholders: (1) the election of directors; (2) the Amendment to 1999 Stock Purchase Plan to increase the number of shares to the Plan by 200,000; (3) the appointment of KPMG LLP as independent auditors for fiscal year ending May 31, 2005. Shareholders present in person or by proxy holding shares representing a total of 41,777,046 votes out of a total 45,818,512 entitled to vote at the meeting were present, which was more than the number of votes necessary to constitute a quorum. The following table sets forth the results of the voting:

	Proposal	Number of affirmative votes	Withheld authority

1.	Election of directors:
	Edward J. Richardson	37,890,299	3,886,747
	Scott Hodes	38,573,315	3,203,731
	Samuel Rubinovitz	40,501,787	1,275,259
	Arnold R. Allen	38,614,085	3,162,961
	Jacques Bouyer	40,449,820	1,327,226
	Dario Sacomani	38,614,785	3,162,261
	Harold L. Purkey	40,919,648	857,398
	Ad Ketelaars	38,646,885	3,130,161
	Bruce W. Johnson	37,895,299	3,881,747
	John R. Peterson	40,919,448	857,598
	Proposal	For	Against	Abstain	Not voted

2.	Amendment to 1999 Stock Purchase Plan	39,534,481	973,044	31,437	1,238,084
3.	Appointment of KPMG LLP as independent auditors	41,753,668	22,218	786	374

      Each of the proposals set forth above received more than the required number of votes for approval and was therefore duly and validly approved by the stockholders.

ITEM 5.  OTHER INFORMATION

      Not applicable.

ITEM 6.  EXHIBITS

      See Exhibit Index.

Signatures	Table of Contents

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

RICHARDSON ELECTRONICS, LTD.

Date:	January 21, 2005	By:	/s/ DARIOSACOMANI

		Name:	Dario Sacomani

		Title:	Senior Vice President and
Chief Financial Officer

(on behalf of the Registrant and as Principal financial and accounting officer)

EXHIBIT INDEX
3(b)	By‑laws of the Company, as amended, incorporated by reference to Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1997.
4(a)

Restated Certificate of Incorporation of the Company, incorporated by reference to Appendix B to the Proxy Statement / Prospectus dated November 13, 1986, incorporated by reference to the Company’s Registration Statement on Form S‑4, Commission File No. 33‑8696.

10 (af)

Amended and Restated Revolving Credit Agreement, dated October 29, 2004, by and among the Company, Burtek Systems, Inc., Richardson Electronics Canada, Ltd., Richardson Electronics Limited, RESA, SNC, Richardson Electronique sNC, Richardson Electronics Iberica, S.A., Richardson Electronics GmbH, Richardson Electronics Benelux B.V., Richardson Sweden Holding AB, Richardson Electronics KK, Bank One, NA, London Branch, Bank One, NA, Canada Branch, Bank One, NA, Tokyo Branch and Bank One, NA, incorporated by reference to the Company’s Reports on Form 8-K dated November 1, 2004 and on Form 8-K dated November 5, 2004.

31.1	Certification of Edward J. Richardson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Dario Sacomani pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Edward J. Richardson and Dario Sacomani pursuant to Section 906 of the Sarbanes-Oxley Act of 2002