Form 10-Q
period 2005-02-26
RICHARDSON ELECTRONICS LTD/DE
filed 2005-05-16
CIK 355948

RELL FORM 10-Q FY05Q3	File:20050516-FY05Q3

Cover Page	Table of Contents
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[	X	]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
			For the quarterly period ended :	February 26, 2005

[		]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
			For the transition period from :	to

RICHARDSON ELECTRONICS, LTD.

(Exact name of registrant as specified in its charter)

Delaware	0-12906	36-2096643

(State or other jurisdiction	(Commission	(IRS Employer
of incorporation)	File Number)	Identification No.)

40W267 Keslinger Road, P.O. Box 393, LaFox, Illinois		60147-0393

(Address of principal executive offices)		(Zip Code)

Registrant's telephone number, including area code:		(630) 208-2200

(Former name or former address, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[     ] Yes     [ X ] No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). [ X ] Yes [ ] No
As of May 13, 2005, there were outstanding 17,324,822 shares of Common Stock, $.05 par value, inclusive of 3,119,902 shares of Class B Common Stock, $.05 par value, which are convertible into Common Stock of the registrant on a share for share basis.

Table of Contents	Top of Page

RICHARDSON ELECTRONICS, LTD.
FORM 10-Q

Part I	Table of Contents

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RICHARDSON ELECTRONICS, LTD
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of

	February 26,	May 29,
(in thousands, except per share amounts)	2005	2004

	(unaudited)
ASSETS
Current Assets
Cash	$22,737	$16,927
Receivables, less allowance of $2,280 and $2,516	109,920	106,130
Inventories, net	107,116	92,297
Prepaid expenses	5,236	3,817
Deferred income taxes, net	2,386	15,922

Total current assets	247,395	235,093

Property, plant and equipment, net	33,541	30,589
Goodwill	5,996	5,613
Deferred income taxes, net	3,708	6,733
Other assets	5,631	4,917

Total assets	$296,271	$282,945

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$37,439	$33,473
Accrued liabilities	20,904	23,224
Current portion of long-term debt	12	4,027

Total current liabilities	58,355	60,724

Long-term debt, less current portion	134,042	133,813
Non-current liabilities	1,117	241

Total liabilities	193,514	194,778

Stockholders’ Equity
Common stock ($.05 par value; issued 15,594 shares at February 26, 2005 and 12,524 shares at May 29, 2004)	780	626
Class B common stock, convertible ($.05 par value; issued 3,120 shares at February 26, 2005 and 3,168 shares at May 29, 2004)	156	158
Preferred stock ($1.00 par value; no shares issued)	-	-
Additional paid-in capital	122,130	93,877
Common stock in treasury, at cost (1,399 shares at February 26, 2005 and 1,437 shares at May 29, 2004)	(8,291)	(8,515)
Retained earnings (accumulated deficit)	(12,444)	3,408
Accumulated other comprehensive income (loss)	426	(1,387)

Total stockholders’ equity	102,757	88,167

Total liabilities and stockholders' equity	$296,271	$282,945

See notes to condensed consolidated financial statements.

RICHARDSON ELECTRONICS, LTD
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED FEBRUARY 26, 2005 AND FEBRUARY 28, 2004

	Three months ended		Nine months ended

(unaudited, in thousands, except per share amounts)	February 26, 2005	February 28, 2004	February 26, 2005	February 28, 2004

		(as restated)		(as restated)
Net sales	$141,700	$127,267	$431,421	$374,523
Cost of products sold	108,033	95,802	327,271	283,102

Gross margin	33,667	31,465	104,150	91,421

Selling, general and administrative expenses	34,009	27,030	95,273	78,269

Operating (loss) income	(342)	4,435	8,877	13,152
Other expense
Interest expense	2,234	2,577	6,675	7,682
Other, net	(451)	(416)	(2,927)	483

Total other expense	1,783	2,161	3,748	8,165

(Loss) Income before income taxes	(2,125)	2,274	5,129	4,987

Income tax provision	16,540	790	18,943	1,533

Net (loss) income	$(18,665)	$1,484	$(13,814)	$3,454

Net (loss) income per share - basic:
Net (loss) income per share	$(1.08)	$0.11	$(0.82)	$0.25

Average shares outstanding	17,299	14,102	16,818	14,002

Net (loss) income per share - diluted:
Net (loss) income per share	$(1.08)	$0.10	$(0.82)	$0.24

Average shares outstanding	17,299	14,560	16,818	14,374

Dividends per common share	$0.04	$0.04	$0.12	$0.12

Statement of comprehensive (loss) income:
Net (loss) income	$(18,665)	$1,484	$(13,814)	$3,454

Currency translation	(650)	904	1,038	2,115
Fair value adjustment to market appreciation on investment,
net of income tax effect	40	125	99	256
Cash flow hedges,
net of income tax effect	-	108	41	322

Comprehensive (loss) income	$(19,275)	$2,621	$(12,636)	$6,147

See notes to condensed consolidated financial statements.

RICHARDSON ELECTRONICS, LTD
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE-MONTH PERIODS ENDED FEBRUARY 26, 2005 AND FEBRUARY 28, 2004

(unaudited, in thousands)	Nine months ended

	February 26, 2005	February 28, 2004

OPERATING ACTIVITIES		(as restated)
Net income (loss)	$(13,814)	$3,454
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	3,693	3,788
Amortization of intangibles and financing costs	280	225
Deferred income taxes	18,920	1,533
Other non-cash items in net income	(3,318)	896
Other non-current liabilities	782	1,753
Receivables	886	(8,864)
Inventories	(11,577)	4,324
Other current assets	(1,259)	(511)
Accounts payable	(2,454)	7,593

Net cash provided by (used in) operating activities	(7,861)	14,191

FINANCING ACTIVITIES
Proceeds from borrowings	100,122	29,105
Payments on debt	(106,134)	(36,713)
Net proceeds from stock issuance	28,375	1,537
Cash dividends	(2,039)	(1,651)
Loan restructuring fees	(605)	-

Net cash provided by (used in) financing activities	19,719	(7,722)

INVESTING ACTIVITIES
Capital expenditures	(6,493)	(3,861)
Earnout payment and business acquisitions	(881)	(1,008)
Proceeds from sales of available-for-sale securities	2,608	3,369
Purchases of available-for-sale securities	(2,608)	(3,369)

Net cash used in investing activities	(7,374)	(4,869)

Effect of exchange rate changes on cash	1,326	1,253
Net increase in cash	5,810	2,853
Cash at beginning of period	16,927	16,874

Cash at end of period	$22,737	$19,727

See notes to condensed consolidated financial statements.

RICHARDSON ELECTRONICS, LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and except where indicated)

     Note A – Basis of Presentation

     The accompanying unaudited Condensed Consolidated Financial Statements (Statements) have been prepared in accordance with United States generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by United States generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments necessary for a fair presentation of the results of interim periods have been made and such adjustments were of a normal and recurring nature. The results of operations and cash flows for the nine-month period ended February 26, 2005 are not necessarily indicative of the results that may be expected for the year ended May 28, 2005.
     For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A for the fiscal year ended May 29, 2004. Certain fiscal 2004 balances have been reclassified to conform to the 2005 presentation. Certain fiscal 2005 amounts for previous quarters have been restated - see Note K.

     Note B - Investment in Marketable Equity Securities

     The Company’s investments are primarily equity securities, all of which are classified as available-for-sale and are carried at their fair value based on the quoted market prices. Proceeds from the sale of the securities were $2,608 and $3,369 during the first nine-month periods of fiscal 2005 and 2004, respectively, all of which were subsequently reinvested and presented in the Condensed Consolidated Balance Sheets under Other Assets. Gross realized gains on those sales were $338 in the first nine months of fiscal 2005 and $287 in the first nine months of fiscal 2004. Gross realized losses on those sales were $90 and $37 in the first nine-month periods of fiscal 2005 and 2004, respectively. A net unrealized holding gain of $160 and a net unrealized holding gain of $413 have been included in accumulated other comprehensive income as of February 26, 2005 and February 28, 2004, respectively. The following table is the disclosure under SFAS No. 115 for investments in marketable equity securities:
Description of	Marketable security holding length				Total

Securities	Less than 12 months		More than 12 months

Period ended on	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses

February 26, 2005
Common Stock	$ 1,912	$ 16	$ 1,050	$ -	$ 2,962	$ 16

May 29, 2004
Common Stock	$ 1,979	$ 63	$ 370	$ 7	$ 2,349	$ 70

     Note C – Restructuring Charges

     As a result of the Company's fiscal 2005 restructuring initiative, a restructuring charge, including severance and lease termination costs of $2,152, was recorded in selling, general and administrative expenses for the quarter ended February 26, 2005. Severance costs of $249 were paid in the third quarter of fiscal 2005. The remaining balance payable in fiscal 2005 and 2006 has been included in accrued liabilities. Terminations affected over 60 employees across various business functions, operating units and geographic regions. As of February 26, 2005, the following table depicts the amounts associated with the activity related to the restructuring balance by reportable segments which include RF & Wireless Communications Group (RFWC), Industrial Power Group (IPG), Security Systems Division (SSD), and Display Systems Group (DSG):
Restructuring liability
as of	By Business Unit

February 26, 2005	RFWC	IPG	SSD	DSG	Other	Total

Employee severance and related costs	$805	$239	$87	$409	$329	$1,869
Lease termination costs	-	-	35	-	-	35

Total	$805	$239	$122	$409	$329	$1,904

     Note D – Goodwill and Other Intangible Assets

     On December 17, 2004, the Company acquired certain assets and assumed liabilities from Evergreen Trading Company, a leading distributor of power components in China, for a net cash payment of $336. The table below provides changes in the carrying values of goodwill and intangible assets not subject to amortization by reportable segment:
	Goodwill and intangible assets not subject to amortization

	RFWC	IPG	SSD	DSG	Total

Balance at May 29, 2004	$-	$876	$1,739	$3,420	$6,035
Additions	-	220	-	-	220
Modification of earnout payment	-	-	-	26	26
Foreign currency translation	-	10	168	-	178

Balance at February 26, 2005	$-	$1,106	$1,907	$3,446	$6,459

     Intangible assets subject to amortization are presented in the Condensed Consolidated Balance Sheets under Other assets. The balance as of February 26, 2005 and May 29, 2004 are as follows:
	February 26, 2005		May 29, 2004

	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Intangible assets subject to amortization:
Deferred financing costs	$2,935	$2,209	$2,192	$1,935
Patents, trademarks and customer lists	478	471	478	461

Total	$3,413	$2,680	$2,670	$2,396

     Amortization expense for the three-month and nine-month periods ended February 26, 2005 and February 28, 2004 is as follows:
	Amortization expense for the

	Third Quarter		Nine Months

	FY 2005	FY 2004	FY 2005	FY 2004

Intangible assets subject to amortization:
Deferred financing costs	$100	$71	$271	$215
Patents and trademarks	3	4	10	10

Total	$103	$75	$281	$225

     The amortization expense associated with the existing intangible assets subject to amortization is expected to be $325, $167, $154, $151, $90, $49, $48, and $28, in fiscal 2005, 2006, 2007, 2008, 2009, 2010, 2011 and 2012, respectively. The weighted average number of years of amortization expense remaining is 5.18.

     Note E – Warranties

     The Company offers warranties for specific products it manufactures. The Company also provides extended warranties for some products it sells, which are manufactured by others, that lengthen the period of coverage specified in the manufacturer's original warranty. Terms generally range from one to three years.
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
     Changes in the warranty reserve for the nine months ended February 26, 2005 were as follows:
Warranty Reserve

Balance at May 29, 2004	$802
Accruals for products sold	1,018
Utilization	(455)

Balance at February 26, 2005	$1,365

     The increase in the warranty accrual represents warranties primarily related to products under a three year extended warranty offered by the Company’s Display Systems Group beginning in the third quarter of fiscal 2003.

     Note F – Income Taxes

      As of February 26, 2005, domestic net operating loss carryforwards (NOL) amount to approximately $19.5 million. These NOLs expire in 2024. Foreign net operating loss carryforwards total approximately $15.3 million. In the second quarter of fiscal 2005, the Company recorded a valuation allowance of approximately $.6 million primarily relating to certain foreign subsidiaries recording deferred tax assets on net operating losses.
      Net domestic deferred tax assets, including the domestic NOL, are approximately $14.5 million at February 26, 2005. Due to changes in the level of certainty regarding realization, a valuation allowance of approximately $12.2 million was established in the third quarter of fiscal 2005 to offset certain domestic deferred tax assets and domestic net operating loss carryforwards.
     At the end of fiscal 2004, all of the positive earnings of the Company's foreign subsidiaries were considered permanently reinvested pursuant to Accounting Principal Board Opinion (APB) No. 23, Accounting for Income Taxes-Special Areas. As such, U.S. taxes were not provided on these amounts. In the third quarter of fiscal 2005, the Company determined that approximately $12.4 million of its subsidiaries' earnings may be distributed in future years. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income tax and foreign withholding taxes. As such, the Company has established a deferred tax liability of approximately $4.8 million.
     The effective income tax rates for the nine-month periods ended February 26, 2005 and February 28, 2004 were 38.0% and 30.7%, respectively, excluding the establishment of the domestic valuation allowance and deferred tax liabilities in the third quarter of fiscal 2005. The difference between the effective tax rate and the U.S. statutory rate of 34% primarily results from the Company's geographic distribution of taxable income and losses and certain non-tax deductible charges, and certain foreign tax exposures and assessments.

     The Company's tax status is subject to the provisions of the American Jobs Creation Act of 2004 (the Act). The repatriation provision of the Act provides an incentive for U.S. companies to repatriate foreign earnings. The domestic manufacturing deduction provision creates a deduction for qualified domestic production activities. The Company is still evaluating the effects of the repatriation provision, and has not made a determination as to whether the Act has an effect on income taxes for the period.

     Note G – Calculation of Earnings per Share

     Basic earnings per share is calculated by dividing net (loss) income by the weighted average number of Common and Class B Common shares outstanding. Diluted earnings per share is calculated by dividing net (loss) income, adjusted for interest savings, net of tax, on assumed bond conversions, by the actual shares outstanding and share equivalents that would arise from the exercise of stock options, certain restricted stock awards and the assumed conversion of convertible bonds when dilutive. The Company’s 8¼%, 7¾% and 7¼% convertible debentures are excluded from the calculation in fiscal 2005 and the Company’s 8¼% and 7¼% convertible debentures are excluded from the calculation in fiscal 2004, as assumed conversion and the effect of interest savings would be anti-dilutive. The per share amounts presented in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) are based on the following amounts:
	Third Quarter		Nine Months

	FY 2005	FY 2004	FY 2005	FY 2004

		(as restated)		(as restated)
Numerator for basic and diluted EPS:
Net (loss) income	$(18,665)	$1,484	$(13,814)	$3,454

Denominator:
Denominator for basic EPS
Weighted average common shares outstanding	17,299	14,102	16,818	14,002
Effect of dilutive securities:
Unvested restricted stock awards	-	31	-	35
Dilutive stock options	-	427	-	337

Shares applicable to diluted income (loss) per common share	17,299	14,560	16,818	14,374

     The effect of potentially dilutive stock options is calculated using the treasury stock method. Certain stock options are excluded from the calculations because the average market price of the Company’s stock during the period did not exceed the exercise price of those options. For the nine-month period ended February 26, 2005, there were 609 such options. However, some or all of the above mentioned options may be potentially dilutive in the future.

     Note H – Stock-Based Compensation

     The Company has stock-based compensation plans under which stock options are granted to key managers at the market price of the common stock on the date of grant. Most of these new grants are fully exercisable after five years and have a ten-year life. Two stock awards totaling 7,882 restricted shares and 288,279 stock options were granted during the nine months ended February 26, 2005.
     The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion 25, issued in March 2000, to account for its stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Statement of Financial Accounting Standard ("SFAS") No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No.123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No.123. The following table illustrates the pro-forma effect on net income if the fair value-based method had been applied to all outstanding and unvested awards and option grants in each period.
	Third Quarter		Nine Months

	FY 2005	FY 2004	FY 2005	FY 2004

		(as restated)		(as restated)
Net (loss) income, as reported	$(18,665)	$1,484	$(13,814)	$3,454
Add: Stock-based compensation expense included in reported net (loss) income, net of tax	55	74	157	193
Deduct: Stock-based compensation expense determined under fair value-based method for all awards, net of taxes	(220)	(286)	(651)	(830)

Pro-forma net (loss) income	$(18,830)	$1,272	$(14,308)	$2,817

Net (loss) income per share, basic:
Reported net (loss) income	$(1.08)	$0.11	$(0.82)	$0.25
Pro-forma compensation expense, net of taxes	(0.01)	(0.02)	(0.03)	(0.05)

Pro-forma net (loss) income per share	$(1.09)	$0.09	$(0.85)	$0.20

Net (loss) income per share, diluted:
Reported net income	$(1.08)	$0.10	$(0.82)	$0.24
Pro-forma compensation expense, net of taxes	(0.01)	(0.01)	(0.03)	(0.04)

Pro-forma net (loss) income per share	$(1.09)	$0.09	$(0.85)	$0.20

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
     Accounts receivable, inventory, goodwill, and some intangible assets are identified by SBU. Cash, net property and other assets are not identifiable by SBU. Operating results for each SBU are summarized in the following table:

	Sales	Gross	Direct Operating	Assets	Goodwill and
		Margin	Contribution		Intangibles

	Third Quarter			As of

FY 2005				February 26, 2005

RFWC	$65,268	$13,533	$5,330	$96,241	$-
IPG	29,657	8,891	5,440	54,087	1,106
SSD	25,607	6,260	2,275	37,357	1,907
DSG	19,498	4,097	1,319	24,614	3,446

Total	$140,030	$32,781	$14,364	$212,299	$6,459

	Third Quarter			As of

FY 2004				May 29, 2004

RFWC	$55,973	$13,162	$6,787	$87,097	$-
IPG	27,514	8,383	5,872	50,403	876
SSD	25,260	6,394	3,495	33,257	1,739
DSG	16,813	4,146	2,294	23,358	3,420

Total	$125,560	$32,085	$18,448	$194,115	$6,035

	Nine Months

FY 2005

RFWC	$197,053	$43,864	$21,767
IPG	90,608	27,525	17,887
SSD	78,728	20,062	10,095
DSG	60,040	13,528	5,927

Total	$426,429	$104,979	$55,676

	Nine Months

FY 2004

RFWC	$163,493	$37,190	$19,514
IPG	81,232	24,730	17,570
SSD	76,541	19,419	10,829
DSG	47,756	12,132	6,648

Total	$369,022	$93,471	$54,561

      A reconciliation of sales, gross margin, direct operating contribution and assets to the relevant consolidated amounts is as follows. Other assets not identified include miscellaneous receivables, manufacturing inventories and other assets.

	Third Quarter		Nine Months

	FY 2005	FY 2004	FY 2005	FY 2004

Sales - segments total	$140,030	$125,560	$426,429	$369,022
Other sales	1,670	1,707	4,992	5,501

Sales	$141,700	$127,267	$431,421	$374,523

Gross margin - segments total	$32,781	$32,085	$104,979	$93,471
Gross margin on other sales	886	(620)	(829)	(2,050)

Gross margin	$33,667	$31,465	$104,150	$91,421

Segment direct operating contribution	$14,364	$18,448	$55,676	$54,561
Gross margin on other sales	886	(620)	(829)	(2,050)
Regional selling expenses	(4,817)	(4,622)	(14,063)	(13,452)
Administrative expenses	(10,775)	(8,771)	(31,907)	(25,907)

Operating income (loss)	$(342)	$4,435	$8,877	$13,152

	As of

	February 26,	May 29,
	2005	2004

Segment assets
	$212,299	$194,115
Cash	22,737	16,927
Other current assets	29,461	30,086
Net property	33,541	30,589
Other assets	(1,767)	11,228

Total assets	$296,271	$282,945

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

By Geographic Area:
	SALES		GROSS MARGIN

	FY 2005	FY 2004	FY 2005	FY 2004

Third Quarter
North America	$73,443	$68,392	$19,047	$17,681
Europe	31,118	29,124	9,425	8,480
Asia/Pacific	30,652	23,630	7,104	5,640
Latin America	5,544	5,428	1,458	1,243
Corporate	943	693	(3,367)	(1,579)

Total	$141,700	$127,267	$33,667	$31,465

Nine Months
North America	$227,548	$199,468	$58,783	$52,244
Europe	94,284	86,025	27,047	24,825
Asia/Pacific	91,217	71,120	21,560	16,227
Latin America	15,392	15,102	4,184	3,541
Corporate	2,980	2,808	(7,424)	(5,416)

Total	$431,421	$374,523	$104,150	$91,421

     Note J – Financing Activities

     On July 8, 2004, the Company completed an offering of 3,000,000 shares of its common stock, which resulted in net proceeds to the Company of $27,826 after the offering cost of $1,310.
     On February 14, 2005, the Company entered into separate exchange agreements pursuant to which a small number of holders of Richardson’s existing 7¼% Convertible Subordinated Debentures due December 15, 2006, or the 7¼% debentures, and 8¼% Convertible Senior Subordinated Debentures due June 15, 2006, or the 8¼% debentures, agreed to exchange approximately $22.2 million in aggregate principal amount of 7¼% debentures and approximately $22.5 million in aggregate principal amount of 8¼% debentures for approximately $44.7 million in aggregate principal amount of newly-issued 7¾% Convertible Senior Subordinated Notes (the Notes) due 2011. Based on recent Schedule 13G filings, two of the holders, Loomis Sayles & Company and T. Rowe Price Associates, Inc., each beneficially owns more than 5% of the Company's common stock. Loomis exchanged approximately $14.9 million aggregate principal amount of 7¼% debentures, and T. Rowe Price exchanged approximately $4.1 million aggregate principal amount of 7¼% debentures.
     On February 15, 2005, the Company issued the Notes pursuant to an indenture with J.P. Morgan Trust Company dated February 14, 2005. The Notes bear interest at the rate of 7¾% per anum. Interest is due on June 15 and December 15 of each year. The Notes mature on December 15, 2011. The Notes are convertible at the option of the holder, at any time on or prior to maturity, into shares of the Company's common stock at a price equal to $18.00 per share, subject to adjustment in certain circumstances. On or after December 19, 2006, the Company may elect to automatically convert the Notes into shares of common stock if the trading price of the common stock exceeds 125% of the conversion price of the Notes for at least twenty trading days during any thirty trading day period.
     The indenture provides that on or after December 19, 2006, the Company has the option of redeeming the Notes, in whole or in part, for cash, at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. However, from December 19, 2006 until December 19, 2007, the Notes will be redeemable only if the trading price of the Company's common stock exceeds 125% of the conversion price of the Notes for at least twenty trading days during any thirty trading day period.
     Holders may require the Company to repurchase all or a portion of their Notes for cash upon a change-of-control event, as described in the indenture, at a repurchase price equal to 101% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding the repurchase date. The Company may, at its option, pay the change of control purchase price in cash, shares of its common stock (valued at 97.5% of the market price), or a combination thereof.
     The Notes are unsecured and subordinated to the Company's existing and future senior debt and senior to the Company's existing 7¼% Convertible Subordinated Debentures due December 15, 2006 and 8¼% Convertible Subordinated Debentures due June 15, 2006.
     The Notes were issued through a private offering to qualified institutional buyers under Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder. In connection with the exchange, on February 15, 2005, the Company also entered into a resale registration rights agreement with the existing holders who participated in the exchange offer. Pursuant to the resale registration rights agreement, the Company has agreed to file a registration statement for the resale of the Notes and the shares of common stock issuable upon conversion of the Notes on or before May 16, 2005 and to use its best efforts to cause such registration statement to become effective as promptly as is practicable, but in no event later than August 15, 2005. The Company has also agreed to keep the shelf registration statement effective until two years after the latest date on which it issues Notes in connection with the exchange, subject to certain terms and conditions.

     Note K – Correction of Error

     The Company filed Form 12b-25, Notification of Late Filing, with the Securities and Exchange Commission on April 8, 2005, notifying of a delay in filing of the Company's third quarter Form 10-Q for the period ended February 26, 2005.
     In connection with our independent registered public accounting firm's review of the Company's Form 10-Q for the third quarter of fiscal 2005, an error was identified that occurred in the application of Financial Accounting Standards Board Statement No. 52, Foreign Currency Translation, on intercompany indebtedness with its subsidiaries, which affected previously reported foreign currency translation. The consolidated financial statements for fiscal 2002 and 2003, the selected quarterly financial data for fiscal 2003 and 2004, and the first two quarters of fiscal 2005 have been restated to correct this error. The restatement increased diluted earnings per share to $0.10 for the third quarter of fiscal 2004 versus the $0.07 previously reported and decreased diluted earnings per share to $0.24 for the nine month period of fiscal 2004 versus the $0.25 previously reported. The Company filed Form 10-K/A for fiscal 2004 on May 16, 2005 to reflect these changes.
     A reconciliation of reported net income to restated net income, including the impact of the currency translation adjustment for the three and nine months ended February 28, 2004, is provided in the following table:
	Three Months Ended	Nine Months Ended

	February 28, 2004	February 28, 2004

Previously reported net income (loss)	$1,000	$3,597
Currency Translation Adjustment	484	(143)

Restated net income	$1,484	$3,454

Previously reported basic income (loss) per share	$0.07	$0.26
Currency Translation Adjustment	0.04	(0.01)

Restated basic net income (loss) per share	$0.11	$0.25

Previously reported diluted income (loss) per share	$0.07	$0.25
Currency Translation Adjustment	0.03	(0.01)

Restated basic net income (loss) per share	$0.10	$0.24

     In connection with our independent auditor's review of the Company's Form 10-Q for the second quarter of fiscal 2005, an error was discovered with respect to the accounting treatment of certain foreign exchange gains and losses incurred during fiscal 2001 and 2002. These foreign exchange items related to the acquisition in 2001 of AVIV Electronics by one of the Company's subsidiaries, and the reporting of subsequent intercompany transactions between the subsidiary and parent. The terms of the related acquisition agreement obligated the Company's subsidiary to settle an acquisition-related obligation in U.S. dollars, which is not the subsidiary's functional currency. Related foreign exchange losses incurred by the subsidiary during the period from the inception of the obligation through the date of the parent's assumption of the obligation were accounted for in error as an element of accumulated other comprehensive income, rather than as an element of net income. The correction of this error amounts to $580 on a cumulative, net of tax basis, which was recorded as an adjustment to both retained earnings and accumulated other comprehensive loss as of May 29, 2004.
     Management and the Company's audit committee, in consultation with the Company's former auditor, have determined that the impact of the correction of the error in either fiscal 2001 or 2002 is not material, and in consultation with its current auditor, have determined that the correction of the error through an adjustment to both retained earnings and accumulated other comprehensive (loss) as of May 29, 2004 is not material. The Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) presented herein are not affected by the correction of this error.

     Note L – Recently Issued Pronouncements

     In December 2004, the FASB issued FASB Statement No. 123 (Revised 2004), Accounting for Stock-Based Compensation. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. Statement 123(R) is effective at the beginning of the next fiscal year that begins after June 15, 2005. The Company is evaluating the impact of the adoption of SFAS 123R on the financial statements.

     Note M – Subsequent Events

     The Company was in compliance with all debt covenants as of February 26, 2005. Subsequently, the Company's late filing of its third quarter Form 10-Q (see Note K) and restatement of prior fiscal periods resulted in defaults of the Company's credit agreement with respect to timely and correct financial statements and Form 10-Q reports. The Company has received a waiver from its lending group for the defaults and, with the filing of this Form 10-Q and amended Form 10-K and Form 10-Q reports for the affected prior periods, has satisfied the conditions of the waiver.
     On April 19, 2005, the Company received a Nasdaq Staff Determination Letter indicating that the Company is subject to potential delisting from the Nasdaq National Market as it is not in compliance with Nasdaq Marketplace Rule 4310(c)(14) as a result of the Company's inability to timely file its Form 10-Q for the quarter ended February 26, 2005. The Company has requested a hearing before a Nasdaq Listing Qualifications Panel to appeal the Nasdaq staff's notification and request continued listing, which stays the delisting until the appeal has been heard and the panel has rendered its decision. The Company's hearing is scheduled for May 26, 2005. Until a decision is made on the appeal the Company's trading symbol will be "RELLE".

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

     For more discussion of such risks, see "Risk Factors" in the Company’s Form 10-K/A filed with the Securities and Exchange Commission on May 16, 2005.
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

     Overview

     Richardson Electronics, Ltd. is a global provider of engineered solutions and a distributor of electronic components to the radio frequency, or RF, and wireless communications, industrial power conversion, security, and display systems markets. The marketing, sales, product management and purchasing functions of the Company are organized as four strategic business units "SBUs": RF & Wireless Communications Group "RFWC", Industrial Power Group "IPG", Security Systems Division "SSD", and Display Systems Group "DSG", with operations in the major economic regions of the world: North America, Europe, Asia/Pacific, and Latin America. In December 2004, Richardson Electronics, Ltd. acquired the assets of Evergreen Trading Company, a distributor of passive components in China. Evergreen Trading Company will be integrated into IPG. Evergreen Trading Company is similar to Richardson in that they also emphasize engineered solutions by offering technical services and design assistance. This acquisition is intended to provide IPG infrastructure and a selling organization to more aggressively expand its business throughout China.
     In December 2004, a joint venture was formed with Light Speed Labs, LP to support SSD and DSG. The joint venture was organized as a Limited Liability Company (LLC) under the name VConex, LLC and is expected to develop distinctive and proprietary security and display solutions which will be exclusively marketed through Richardson Electronics, Ltd. This venture is expected to provide Richardson with engineering resources and expertise to develop network video technology applications for large national accounts such as retail and hospitality chains for security and display solutions needs. Sales increased for all four strategic business units and all four geographic areas for the three- and nine-month periods over the prior year. The third quarter of fiscal 2005 was the eleventh consecutive quarter of year-over-year sales growth for the Company. Net loss for the quarter was $18,665 or $1.08 per share on a diluted basis as compared to net income of $1,484 or $0.10 per share on a diluted basis a year ago. Net loss for the quarter included incremental tax provisions, restructuring and other charges of $19.9 million after-tax ($4.2 million pre-tax). Incremental tax provisions of $17.2 million were established in the quarter primarily to reduce the Company's deferred tax assets (see Note F). The Company implemented restructuring actions at the end of the third quarter of fiscal 2005, which included changes in management and a reduction in workforce, to accelerate the alignment of operations with the Company's engineered solutions strategy and improve operating efficiency. Severance charges of $2.2 million and inventory write-down charges of $0.9 million were recorded in the quarter. The Company also recorded incremental costs of $0.8 million associated with previously capitalized freight, which will now be reported as a period expense, and an incremental bad debt provision of $0.3 million. The severance and bad debt charges were recorded to selling, general and administrative expense. The Company experiences moderate seasonality in its business and typically realizes higher sequential sales in its second and fourth quarters, reflecting increased transaction volume after the summer and holiday months in its first and third quarter periods. Based on the period from fiscal 1993 to 2004, sales in the fourth quarter were, on average, approximately 9-10% higher sequentially. Management expects fourth quarter sales in fiscal 2005 will increase sequentially over the third quarter of fiscal 2005 in line with the historical average.

     Results of Operations

Sales and Gross Margins

     Consolidated sales for the third quarter ended February 26, 2005 increased $14.4 million or 11.3% from the prior year to $141.7 million. Sales increased for all four strategic business units and all four geographic areas over the prior year, as discussed below and shown in Note I of the Notes to Condensed Consolidated Financial Statements. For the nine-month period, sales were up 15.2% to $431.4 million. Consolidated gross margin as a percentage of sales decreased 90 basis points for the quarter and 30 basis points for the nine-months from the corresponding periods of the prior year primarily due to the write-downs of inventory and previously capitalized freight from the restructuring actions taken in the third quarter of fiscal 2005. Sales, percentage changes from the prior year, gross margins and gross margin percent of sales by SBU are summarized in the following table. Freight, Logistics business, and miscellaneous costs are included under the caption "Other."

By Business Unit:
		SALES			GROSS MARGIN

	FY 2005	FY 2004	% Change	FY 2005	% of Sales	FY 2004	% of Sales

Third Quarter
RFWC	$65,268	$55,973	16.6%	$13,533	20.7%	$13,162	23.5%
IPG	29,657	27,514	7.8%	8,891	30.0%	8,383	30.5%
SSD	25,607	25,260	1.4%	6,260	24.4%	6,394	25.3%
DSG	19,498	16,813	16.0%	4,097	21.0%	4,146	24.7%
Other	1,670	1,707		886		(620)

Total	$141,700	$127,267	11.3%	$33,667	23.8%	$31,465	24.7%

Nine Months
RFWC	$197,053	$163,493	20.5%	$43,864	22.3%	$37,190	22.7%
IPG	90,608	81,232	11.5%	27,525	30.4%	24,730	30.4%
SSD	78,728	76,541	2.9%	20,062	25.5%	19,419	25.4%
DSG	60,040	47,756	25.7%	13,528	22.5%	12,132	25.4%
Other	4,992	5,501		(829)		(2,050)

Total	$431,421	$374,523	15.2%	$104,150	24.1%	$91,421	24.4%

     RFWC sales grew 16.6% and 20.5% for the quarter and nine months, respectively, from the comparable periods in fiscal 2004. In the third quarter of fiscal 2005, Infrastructure and Network Access product sales increased 24.6% and 21.5% to $19.3 million and $25.7 million, respectively. In the first nine months of fiscal 2005, Passive/Interconnect, Network Access, and Infrastructure product sales were up 28.4%, 23.9% and 17.6% to $39.9 million, $75.1 million and $56.2 million, respectively. Gross margin as a percentage of sales decreased 280 basis points for the quarter and 40 basis points for the nine months compared to the prior year primarily due to inventory write-downs of $1.3 million recorded in the third quarter of fiscal 2005.
     IPG sales increased 7.8% and 11.5% for the quarter and nine months, respectively, compared to the same periods in the prior year. Solid State Power Components product sales were up 9.0% and 24.6% for the quarter and nine months to $9.5 million and $30.2 million, respectively. Tube product sales grew 6.2% and 4.9% to $19.8 million and $59.4 million for the quarter and nine months, respectively. IPG gross margin as a percentage of sales decreased 50 basis points for the quarter compared to the prior year due to additional freight expenses of $0.2 million.
     SSD sales were up 1.4% and 2.9% for the quarter and nine months, respectively, from the comparable periods in fiscal 2004. Private label product sales increased 14.1% and 13.4% for the quarter and nine months to $8.1 million and $23.4 million, respectively. Gross margin as a percentage of sales decreased 90 basis points for the quarter compared to the prior year due to inventory write-downs of $0.3 million and additional freight expenses of $0.4 million.
     DSG sales grew 16.0% and 25.7% for the quarter and nine months, respectively, compared to the same periods in the prior year. In the quarter, Custom Displays and Medical Monitors product sales were up 90.1% and 1.5% to $6.3 million and $7.2 million, respectively. In the nine months, Custom Displays and Medical Monitors product sales increased 80.5% and 25.4% to $17.0 million and $24.0 million, respectively. DSG gross margin as a percentage of sales decreased 370 basis points for the quarter and 290 basis points for the nine months compared to the prior year primarily due to declining average selling prices for Medical Monitors.
     Sales, percentage change from the prior year, gross margin, and gross margin percent of sales by geographic area are summarized in the following table. Previously reported sales under the caption "Direct Export" and some of the "Corporate" sales were identified by geographic area and reclassified accordingly. The caption "Corporate" consists primarily of Freight and Corporate provisions.

By Geographic Area:
	SALES				GROSS MARGIN

	FY 2005	FY 2004	% Change	FY 2005	% of Sales	FY 2004	% of Sales

Third Quarter
North America	$73,443	$68,392	7.4%	$19,047	25.9%	$17,681	25.9%
Europe	31,118	29,124	6.8%	9,425	30.3%	8,480	29.1%
Asia/Pacific	30,652	23,630	29.7%	7,104	23.2%	5,640	23.9%
Latin America	5,544	5,428	2.1%	1,458	26.3%	1,243	22.9%
Corporate	943	693		(3,367)		(1,579)

Total	$141,700	$127,267	11.3%	$33,667	23.8%	$31,465	24.7%

Nine Months
North America	$227,548	$199,468	14.1%	$58,783	25.8%	$52,244	26.2%
Europe	94,284	86,025	9.6%	27,047	28.7%	24,825	28.9%
Asia/Pacific	91,217	71,120	28.3%	21,560	23.6%	16,227	22.8%
Latin America	15,392	15,102	1.9%	4,184	27.2%	3,541	23.4%
Corporate	2,980	2,808		(7,424)		(5,416)

Total	$431,421	$374,523	15.2%	$104,150	24.1%	$91,421	24.4%

     Sales in North America increased 7.4% and 14.1%, respectively, for the quarter and nine months from the comparable periods in fiscal 2004. Gross margin as a percentage of sales was flat for the quarter and decreased 40 basis points for the nine months compared to the prior year. DSG sales in the United States grew 26.8% and 29.1% for the quarter and nine months to $15.3 million and $45.8 million, respectively. SSD sales in Canada were up 19.2% and 12.8% to $14.4 million and $43.4 million for the quarter and nine months, respectively.
      Sales in Europe grew 6.8% and 9.6%, respectively, for the quarter and nine months from the comparable periods in fiscal 2004. Gross margin as a percentage of sales increased 120 basis points for the quarter and decreased 20 basis points for the nine months compared to the prior year. RFWC sales in Europe increased 17.6% and 19.4% for the quarter and nine months to $16.7 million and $51.2 million, respectively.
      Sales in Asia/Pacific were up 29.7% and 28.3%, respectively, for the quarter and nine months from the comparable periods in fiscal 2004. Gross margin as a percentage of sales decreased 70 basis points for the quarter and increased 80 basis points for the nine months compared to the prior year. RFWC sales in Asia/Pacific grew 42.1% and 30.4% to $24.1 million and $67.8 million for the quarter and nine months, respectively. Sales in China increased 87.3% and 85.2% to $11.2 million and $29.4 million for the quarter and nine months, respectively, led by strong wireless and industrial power demand.
      Sales in Latin America grew 2.1% and 1.9%, respectively, for the quarter and nine months from the comparable periods in fiscal 2004. Gross margin as a percentage of sales increased 340 basis points for the quarter and increased 380 basis points for the nine months compared to the prior year. RFWC sales in Latin America were up 27.1% and 15.9% for the quarter and nine months to $2.2 million and $5.8 million, respectively.

Selling, General and Administrative Expenses

     Selling, general and administrative (SG&A) expenses increased by 25.8% and 21.7% to $34.0 million and $95.3 million for the quarter and nine months, respectively, from the comparable periods in fiscal 2004. Selling, general and administrative expenses as a percentage of sales increased 2.8% and 1.2% to 24.0% and 22.1% of sales for the quarter and nine months, respectively, compared to the prior year. The Company implemented restructuring actions at the end of the third quarter of fiscal 2005, which included changes in management and a reduction in workforce, to accelerate the alignment of operations with the Company's engineered solutions strategy and improve operating efficiency. Compared to the third quarter of fiscal 2004, SG&A expenses increased $7.0 million, which included $2.0 million of severance costs, $2.2 million of payroll and fringes, $0.4 million of depreciation and expense associated with the PeopleSoft implementation, $0.3 million of audit, tax and Sarbanes-Oxley compliance fees, $0.3 million of bad debt expense and $0.2 million of engineering services related to the VConex joint venture.

Other Expenses

     Interest expense decreased 13.3% and 13.1% to $2.2 million and $6.7 million for the quarter and nine months, respectively, compared to the same periods in the prior year as a result of the equity offering and elimination of a fixed rate swap offset by interest on incremental borrowings to fund working capital requirements. Cash payments for interest were $8.3 million for the nine-month period ended February 26, 2005. Other, net expenses included a foreign exchange gain of $2.6 million and investment income of $286 for the first nine months in fiscal 2005 compared to a foreign exchange loss of $252 and investment income of $127 for the first nine months in fiscal 2004.
     An error was identified in the application of Financial Accounting Standards Board Statement No. 52, Foreign Currency Translation, on intercompany indebtedness with its subsidiaries, which affected previously reported currency translation. The financial statements for fiscal 2002 and 2003, selected quarterly financial data for fiscal 2003 and 2004, and the first two quarters of fiscal 2005 have been restated to correct this error. The restatement increased other (income) by $484 for the third quarter of fiscal 2004 and increased other expense by $143 for the nine month period of fiscal 2004. The Company filed Form 10-K/A for fiscal 2004 on May 16, 2005 to reflect these changes (see Note K).

Income Tax Provision

       As of February 26, 2005, domestic net operating loss carryforwards (NOL) amount to approximately $19.5 million. These NOLs expire in 2024. Foreign net operating loss carryforwards total approximately $15.3 million. In the second quarter of fiscal 2005, the Company recorded a valuation allowance of approximately $.6 million primarily relating to certain foreign subsidiaries recording deferred tax assets on net operating losses.
     Net domestic deferred tax assets, including the domestic NOL, are approximately $14.5 million at February 26, 2005. Due to changes in the level of certainty regarding realization, a valuation allowance of approximately $12.2 million was established in the third quarter of fiscal 2005 to offset certain domestic deferred tax assets and domestic net operating loss carryforwards.
     At the end of fiscal 2004, all of the positive earnings of the Company's foreign subsidiaries were considered permanently reinvested pursuant to Accounting Principal Board Opinion (APB) No. 23, Accounting for Income Taxes-Special Areas. As such, U.S. taxes were not provided on these amounts. In the third quarter of fiscal 2005, the Company determined that approximately $12.4 million of its subsidiaries' earnings may be distributed in future years. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income tax and foreign withholding taxes. As such, the Company has established a deferred tax liability of approximately $4.8 million.
     The effective income tax rates for the nine-month periods ended February 26, 2005 and February 28, 2004 were 38.0% and 30.7%, respectively, excluding the establishment of the domestic valuation allowance and deferred tax liabilities in the third quarter of fiscal 2005. The difference between the effective tax rate and the U.S. statutory rate of 34% primarily results from the Company's geographic distribution of taxable income and losses and certain non-tax deductible charges, and certain foreign tax exposures and assessments.
     Future effective tax rates could be adversely affected by lower than anticipated earnings in countries where the Company has lower statutory rates, changes in the valuation of certain deferred tax assets or liabilities, or changes in tax laws or interpretations thereof. In addition, the Company is subject to the examination of its income tax returns by U.S. and foreign tax authorities and regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for income taxes.

Net Income

     Net loss for the third quarter of fiscal 2005 was $18.7 million or $1.08 per share on a diluted basis as compared to net income of $1.5 million or $0.10 per share on a diluted basis a year ago. Net income for the quarter was down from the prior year primarily due to incremental tax provisions, restructuring and other charges. Net loss for the first nine months of fiscal 2005 was $13.8 million or $0.82 per share on a diluted basis compared to net income of $3.5 million or $0.24 per share on a diluted basis in the first nine months of the prior year.

     Liquidity and Capital Resources

     Cash was $22.7 million at February 26, 2005, an increase of $5.8 million from the beginning of the fiscal year. During the first nine months of fiscal 2005, the Company used $7.9 million of cash in operating activities. Working capital increased $14.4 million for the nine months, primarily as the result of an increase of $11.6 million in inventory.
     Inventory days were approximately 90 in the third quarter of fiscal 2005, compared with 85 days in the second quarter of fiscal 2005 and 77 days at the end of fiscal 2004. Initial stocking packages for exclusive supplier agreements caused inventory to increase during the first half of fiscal 2005. Days sales outstanding were approximately 61 in the third quarter of 2005 compared with 58 days in the second quarter of 2005 and 52 days at the end of fiscal 2004. In the third quarter of 2005 as compared to the second quarter of 2005, Europe and Asia receivables combined increased from 54% to 57% of total Company receivables with days sales outstanding of approximately 78 days while North America's receivables decreased from 41% to 38% of total Company receivables with days sales outstanding of approximately 46 days.

     In October 2004, the Company renewed its multi-currency revolving credit agreement with the current lending group in the amount of $109.0 million. The new agreement matures in October 2009 and is principally secured by the Company's trade receivables and inventory. This agreement includes lower interest rate spreads, relaxed leverage and coverage ratios, and increased borrowing base advance rates than the prior agreement while also adding an accordion feature that can increase the credit line by up to an additional $25 million. The facility bears interest at applicable LIBOR rates plus a margin, varying with certain financial performance criteria. At February 26, 2005, the applicable margin was 150 basis points and $67.1 million was outstanding. Of the $41.9 million which was unborrowed under the total facility, $28.7 million was available due to the borrowing base limitations.
     The Company was in compliance with all debt covenants as of February 26, 2005. Subsequently, the Company's late filing of its third quarter Form 10-Q and restatement of prior fiscal periods resulted in defaults of the Company's credit agreement with respect to timely and correct financial statements and Form 10-Q reports. The Company has received a waiver from its lending group for the defaults and, with the filing of this Form 10-Q and amended Form 10-K and Form 10-Q reports for the affected prior periods, has satisfied the conditions of the waiver.
     In February 2005, the Company issued $44.7 million of 7¾% convertible senior subordinated notes due 2011 in exchange for $22.2 million of its 7¼% convertible debentures due December 2006 and $22.5 million of its 8¼% convertible senior subordinated debentures due June 2006. The new notes are convertible at the holder's option into shares of the Company's common stock at a price of $18.00 per share. Richardson Electronics, Ltd. may redeem the new notes at par on or after December 19, 2006, except that from December 19, 2006 until December 19, 2007, the new notes are redeemable only if the trading price of the Company's common stock exceeds certain levels. Subsequent to the exchange, the Company has outstanding $4.8 million of 7¼% convertible debentures due December 2006, $17.5 million of 8¼% convertible senior subordinated debentures due June 2006 and $44.7 million of 7¾% convertible senior subordinated notes due December 2011.

     Net cash provided by financing activities was $19.7 million during the first nine months of fiscal 2005. During the first quarter, the Company had an equity offering for 3 million shares of stock that contributed $27.8 million in proceeds that was used to reduce debt by $13.3 million and fund working capital requirements. For investing activities, the Company spent $6.5 million on capital projects during the first nine months of fiscal 2005, primarily related to PeopleSoft development costs and ongoing investments in information technology infrastructure. A $545 earn out payment was made in the first quarter of fiscal 2005 associated with the Pixelink acquisition as the business unit achieved certain operating performance criteria. The Company also made a net cash payment of $336 for the Evergreen Trading Company acqusition in the third quarter of fiscal 2005.

     New Accounting Pronouncements

     In December 2004, the FASB issued FASB Statement No. 123 (Revised 2004), Accounting for Stock-Based Compensation. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. Statement 123(R) is effective at the beginning of the next fiscal year that begins after June 15, 2005. The Company is evaluating the impact of the adoption of SFAS 123R on the financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     For a description of the Company’s market risks, see “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management and Market Sensitive Financial Instruments” in the Company’s Annual Report on Form 10-K/A for the fiscal year ended May 29, 2004.

ITEM 4. CONTROLS AND PROCEDURES

     The Company maintains a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Act of 1934, as amended (the "Exchange Act")) designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives. As of May 16, 2005, an evaluation was carried out under the supervision and with the participation of the Company's management, including Chairman of the Board and Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective in providing a reasonable assurance of achieving their objective.

     During the fiscal third quarter the Company's independent auditors reported to management and to the audit committee on certain matters involving internal controls that they considered to be material weaknesses. As communicated by the Company's independent auditors, these internal controls related to (i) inappropriate application of certain provisions of Financial Accounting Standards Board Statement No. 52, Foreign Currency Translation, affecting previously issued consolidated financial statements and (ii) the origination and maintenance of contemporaneous documentation of the factual support or key judgments made in connection with the execution of several legal documents that represented important accounting events. The misapplication affected reported currency translation in previously issued consolidated financial statements for fiscal years ending 2002 and 2003, the four quarters of fiscal 2004 and the first two quarters of fiscal 2005.

Part II	Table of Contents

     Also during the fiscal third quarter, the Company's independent auditors reported to management and to the audit committee on certain matters involving internal controls regarding income taxes that they considered to be material weaknesses, including (i) lack of appropriate quarterly analysis of the valuation of deferred tax assets in accordance with Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes, (ii) lack of consideration of Accounting Principle Board Opinion (APB) No. 23, Undistributed Earnings of Subsidiaries, and (iii) lack of appropriate quarterly analysis of tax liabilities.

     The Company has begun remediating these weaknesses, including implementing the following measures:

-	The Company has engaged a third party provider to provide global compliance and reporting services, in order to improve the quarterly analysis of tax liabilities.
-	The Company is reviewing and will update its policy regarding inter company loan agreements, including the initiation, approval and maintenance of inter company loans.
-	The Company is reviewing and will update its policies and procedures surrounding the accounting for inter company transactions to ensure compliance with SFAS 52.
-	The Company has reviewed all inter company loans currently in existence to ensure loan documentation exists and supports the accounting treatment of the loans.
-	The Company performs a monthly variance analysis of foreign currency activity as part of its standard operating procedures.

     During fiscal 2005, the Company has made significant progress on remediating the material weaknesses previously described in the Company's Annual Report on Form 10-K/A for the year ended May 29, 2004, including implementation of the following measures:

-
The Company developed formal procedures for financial statement variance analysis and balance sheet reconciliations. The monthly closing schedule was formally communicated to all subsidiaries. The procedures were put in place during the second quarter of fiscal 2005 and are currently being tested as part of the Sarbanes-Oxley assessment process this quarter.

-
The Company improved documentation of management review and reconciliation performance through policies, education and re-enforcement, a balance sheet listing of account owners and approvers, and the implementation of Financial Services Manager, Accounting Manager, Corporate Controller and CFO checklists. These measures were put in place during the second and third quarters of fiscal 2005 and will be tested as part of the Sarbanes-Oxley assessment process this fiscal year.

-
Improvements to the reconciliation process during the migration from local accounting systems to PeopleSoft financials have been made and are expected to continue throughout fiscal 2005 in conjunction with the Company's Sarbanes-Oxley compliance plan.

-
The Information Systems group is in the process of installing several software packages which the Company believes will remediate the internal control issues regarding change management and system monitoring. These remediation efforts are expected to be completed before the end of fiscal 2005 in conjunction with the Company's Sarbanes-Oxley compliance plan.

Except as noted above, there have been no other changes in the Company's internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS (in thousands, except where indicated)

     No material developments have occurred in the matters reported under the category "Legal Proceedings" in the Registrant's Report on Form 10-K/A for the fiscal year ended May 29, 2004, except that (i) the claim of one of the two customers of the Company's German subsidiary who made a claim in fiscal year 2003 in connection with heterojunction field effect transistors was settled on August 17, 2004 without any admission of liability on the part of the Company and without any material consideration from the Company, the settlement amount being paid by the Company's insurance carrier, and the Company was released from any liability with respect to the claim; (ii) the Company settled a dispute with Microsemi Corporation on May 2, 2005, against whom the Company filed a complaint to recover damages in excess of $814 for breach of contract (in the Circuit Court of the Sixteenth Judicial Circuit, Kane County, Illinois, Case No. 04LK71), and who thereafter filed a complaint against the Company (in the U.S. District Court, Central District of California, Case No. CV04-6108 GHK (JWJx)) claiming trademark infringement and unfair competition, resulting in no admission of liability by either party and a payment by Microsemi to the Company of $225; and (iii) the Company entered into a settlement agreement in February 2005 with Enron Corp. in connection with the Company's proof of claim filed against Enron Corp. in the bankruptcy proceeding pending in the U.S. Bankruptcy Court, Southern District of New York, Case No. 01-16034, arising out of unpaid invoices for products sold to Enron Corp. and alleged preferential payments, resulting in payment of $300 to Enron Corp.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      Not applicable.

Signatures	Table of Contents

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      The Company was in compliance with all debt covenants as of February 26, 2005. Subsequently, the Company's late filing of its third quarter Form 10-Q (see Note K) and restatement of prior fiscal periods resulted in defaults of the Company's credit agreement with respect to timely and correct financial statements and Form 10-Q reports. The Company has received a waiver from its lending group for the defaults and, with the filing of this Form 10-Q and amended Form 10-K and Form 10-Q reports for the affected prior periods, has satisfied the conditions of the waiver.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.

ITEM 5.  OTHER INFORMATION

      On April 4, 2005, the Company announced that Kelly Phillips has been appointed Chief Financial Officer on an interim basis replacing Dario Sacomani who has taken an medical leave of absence from the Company. Ms. Phillips has been Controller since joining Richardson Electronics in 2003. Prior to joining Richardson Electronics, Ms. Phillips was Director of Accounting, Global Financial Shared Services for Motorola since 1998. Prior to that she was employed by Motorola as Controller, Cellular Infrastructure Group from 1996 to 1998 and held various financial positions with Motorola since 1985.

ITEM 6.  EXHIBITS

      See Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

RICHARDSON ELECTRONICS, LTD.

Date:	May 16, 2005	By:	/s/ KELLY PHILLIPS

		Name:	Kelly Phillips

		Title:	Chief Financial Officer

(on behalf of the Registrant and as Principal financial and accounting officer)

Exhibit Index	Table of Contents

EXHIBIT INDEX
3(b)	By‑laws of the Company, as amended, incorporated by reference to Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1997.
4(a)

Restated Certificate of Incorporation of the Company, incorporated by reference to Appendix B to the Proxy Statement / Prospectus dated November 13, 1986, incorporated by reference to the Company’s Registration Statement on Form S‑4, Commission File No. 33‑8696.

4(e)

Indenture dated February 14, 2005 between the Company and J.P. Morgan Trust Company, as Trustee, for 7¾% Convertible Senior Subordinated Notes due 2011 (including form of 7¾% Convertible Senior Subordinated Notes due 2011), incorporated by reference to Exhibit 10 of the Company’s Report on From 8-K dated February 15, 2005.

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

10 (g)(1)	Form of Additional Option Agreement issued under Company's 1996 Stock Option Plan for Non-Employee Directors
10 (k)(1)	Form of Incentive Stock Option issued under Company's Employees 1998 Incentive Compensation Plan
10 (k)(2)	Form of Restricted Stock Award issued under Company's Employees 1998 Incentive Compensation Plan
31.1	Certification of Edward J. Richardson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Kelly Phillips pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Edward J. Richardson and Kelly Phillips pursuant to Section 906 of the Sarbanes-Oxley Act of 2002