Form 10-K/A
period 2004-05-29
RICHARDSON ELECTRONICS LTD/DE
filed 2005-05-17
CIK 355948

RELL FORM 10-K/A FY2004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Mark One)
[ X ]	FOR ANNUAL REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	May 29, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period from		to

Commission File Number:		0-12906

RICHARDSON ELECTRONICS, LTD.

(Exact name of registrant as specified in its charter)

Delaware			36-2096643

(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

40W267 Keslinger Road, P.O. Box 393			LaFox, Illinois 60147-0393

(Address of principal executive offices)

Registrant's telephone number, including area code:			(630) 208-2200

Securities registered pursuant to Section 12(b) of the Act:			None

Securities registered pursuant to Section 12(g) of the Act:			Common Stock, $0.05 Par Value

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

FY 2004 FORM 10-K/A

FY 2004 FORM 10-K/A

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

FY 2004 FORM 10-K/A

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

FY 2004 FORM 10-K/A

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

FY 2004 FORM 10-K/A

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

FY 2004 FORM 10-K/A

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

FY 2004 FORM 10-K/A

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

FY 2004 FORM 10-K/A

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

FY 2004 FORM 10-K/A

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

FY 2004 FORM 10-K/A

Item 6. Selected Consolidated Financial Data

Five-Year Financial Review

This information should be read in conjunction with the Company’s consolidated financial statements, accompanying notes and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.

	Fiscal Year Ended (1)

	(in thousands, except per share amounts)
Statement of Operations Data:	2004	2003(2)(10)	2002(3)(10)	2001(10)	2000(10)

		(as restated)	(as restated)	(as restated, unaudited)	(as restated, unaudited)
Net sales	$520,069	$464,517	$443,492	$502,369	$410,468
Costs of products sold	392,117	365,427	349,326	370,819	301,561

Gross margin	127,952	99,090	94,166	131,550	108,907

Selling, general and administrative expenses	108,545	100,749	99,070	94,444	82,464
Other expense, net	10,837	9,700	12,695	13,042	10,243

Income (loss) before income taxes and cumulative effect of accounting change	8,570	(11,359)	(17,599)	24,064	16,200
Income tax provision (benefit)	2,537	(2,370)	(6,268)	7,819	4,586

Income (loss) before cumulative effect of accounting change	6,033	(8,989)	(11,331)	16,245	11,614
Cumulative effect of accounting change, net of tax(4)	–	17,862	–	–	–

Net income (loss)	$6,033	$(26,851)	$(11,331)	$16,245	$11,614

Income (loss) per share—basic:
Before cumulative effect of accounting change	$.43	$(.65)	$(.83)	$1.22	$.92
Cumulative effect of accounting change, net of taxes	–	(1.29)	–	–	–

Net income (loss) per share	$.43	$(1.94)	$(.83)	$1.22	$.92

Income (loss) per share—diluted:
Before cumulative effect of accounting change	$.42	$(.65)	$(.83)	$1.12	$.90
Cumulative effect of accounting change, net of taxes	–	(1.29)	–	–	–

Net income (loss) per share	$.42	$(1.94)	$(.83)	$1.12	$.90

Dividends per common share(5)	$.16	$.16	$.16	$.16	$.16

Weighted-average number of common shares outstanding:(6)
Basic	14,040	13,809	13,617	13,333	12,684
Diluted	14,418	13,809	13,617	17,568	12,900

Other Data:
Interest expense	$10,257	$10,352	$12,386	$11,146	$8,911
Investment income	227	124	352	575	1,032
Depreciation & amortization	5,230	5,364	5,875	5,776	5,159
Capital expenditures	4,855	6,125	5,727	7,883	7,026

Net Sales by Strategic Business Unit: (7)
RF & Wireless Communications Group (RFWC)	$231,389	$204,427	$181,969	$220,545	$132,558
Industrial Power Group (IPG)	112,737	95,508	95,018	112,889	109,528
Security Systems Division (SSD)	101,979	92,090	85,087	82,352	84,504
Display Systems Group (DSG)	66,452	64,191	60,697	59,476	50,502
Medical Glassware (MG)	547	1,269	12,940	15,966	20,193
Corporate (8)	6,965	7,032	7,781	11,141	13,183

Consolidated	$520,069	$464,517	$443,492	$502,369	$410,468

Balance Sheet Data:
Cash and cash equivalents	$16,927	$16,874	$15,296	$15,946	$11,832
Working capital (9)	174,369	179,303	186,554	225,436	174,270
Property, plant and equipment, net	30,589	31,088	28,827	28,753	25,851
Total assets	282,945	267,408	286,653	321,557	264,988
Current maturities of long-term debt	4,027	46	38	205	2,619
Long-term debt	133,813	138,396	132,218	155,134	117,643
Stockholders' equity	88,167	78,821	102,955	112,795	97,365

FY 2004 FORM 10-K/A

Item 6. Selected Consolidated Financial Data (continued)

(1)

Fiscal Year - The Company's fiscal year ends on the Saturday nearest the end of May. Each of the fiscal years presented contains 52/53 weeks. All references herein for the years 2004, 2003, 2002, 2001 and 2000 represent the fiscal years ended May 29, 2004, May 31, 2003, June 1, 2002, June 2, 2001, and June 3, 2000, respectively.

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
(10)

In connection with our independent registered public accounting firm's review of the Company's Form 10-Q for the third quarter of fiscal 2005, an error was identified in the application of Statement of Financial Accounting Standards No. 52, Foreign Currency Translation, that related to the foreign currency translation on intercompany indebtedness with its subsidiaries, which affected previously reported currency translation. The consolidated financial statements for fiscal 2002 and 2003 and the selected quarterly financial data for 2003 and 2004 have been restated to correct this error. The correction resulted in a decrease in the net loss of fiscal 2002 and 2003 from $11.5 million and $28.0 million to $11.3 millin and $26.9 million, respectively. The restatement decreased basic and diluted loss per share to $0.83 and $1.94 for fiscal 2002 and 2003, respecitvely, from the $0.84 and $2.03 previously reported. The restatement decreased net income and earnings per share in fiscal 2000 and 2001 by $1,490 and $0.10 and $1,489 and $0.09, respectively. Net equity as of June 3, 2000 and June 1, 2001 increased by $3,555 and $4,371, respectively.

FY 2004 FORM 10-K/A

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

For fiscal 2004, net income improved to $6.0 million, or $0.42 per share, primarily driven by the sales increase and improved operating leverage.  The selling, general and administrative expenses as a percent of sales decreased to 20.9% of sales from 21.7% in fiscal 2003.  The net loss for fiscal 2003 was $26.9 million as the Company recorded, net of tax, $8.8 million inventory obsolescence and overstock provision and $17.9 million goodwill impairment charge. In fiscal 2002, Richardson recorded a net loss of $11.3 million including, after tax, inventory provision of $9.8 million and charges related to the medical glassware business disposition of $2.9 million.

The Company strengthened its balance sheet in fiscal 2004, reducing inventory by $3.6 million to $92.3 million and paying down $1.3 million of debt (partially mitigated by foreign currency exchange effects) despite increased sales for the fiscal year.  Richardson funded its fiscal 2004 sales growth with $12.0 million positive cash flows from operations.

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

FY 2004 FORM 10-K/A

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

	SALES

By Business Unit:	May 29,	May 31,	June 1,	FY04 vs FY03	FY03 vs FY02
	2004	2003*	2002*	% Change	% Change

RF and Wireless Communications Group	$231,389	$204,427	$181,969	13.2%	12.3%
Industrial Power Group	112,737	95,508	95,018	18.0%	0.5%
Security Systems Division	101,979	92,090	85,087	10.7%	8.2%
Display Systems Group	66,452	64,191	60,697	3.5%	5.8%
Other	7,512	8,301	20,721	(9.5)%	(59.9)%

Total	$520,069	$464,517	$443,492	12.0%	4.7%

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
Fiscal Year Ended

Gross Margin	May 29, 2004		May 31, 2003*		June 1, 2002*

RFWC	$52,340	22.6%	$45,687	22.3%	$42,642	23.4%
IPG	34,694	30.8%	29,523	30.9%	29,181	30.7%
SSD	26,045	25.5%	22,939	24.9%	20,080	23.6%
DSG	17,105	25.7%	16,218	25.3%	15,864	26.1%

Subtotal	130,184	25.4%	114,367	25.1%	107,767	25.5%
Other	(2,232)		(15,277)		(13,601)

Total	$127,952	24.6%	$99,090	21.3%	$94,166	21.2%

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

FY 2004 FORM 10-K/A

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

FY 2004 FORM 10-K/A

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

Fiscal Year Ended

	SALES

By Geographic Area:	May 29,	May 31,	June 1,	FY04 vs FY03	FY03 vs FY02
	2004	2003*	2002*	% Change	% Change

North America	$275,622	$259,640	$248,011	6.2%	4.7%
Europe	116,820	103,129	94,670	13.3%	8.9%
Asia/Pacific	104,068	78,146	68,817	33.2%	13.6%
Latin America	20,074	20,523	29,013	(2.2)%	(29.3)%
Corporate	3,485	3,079	2,981	13.2%	3.3%

Total	520,069	464,517	443,492	12.0%	4.7%

Gross Margin	May 29, 2004		May 31, 2003*		June 1, 2002*

North America	$71,894	26.1%	$67,863	26.1%	$65,799	26.5%
Europe	33,709	28.9%	28,387	27.5%	25,295	26.7%
Asia/Pacific	23,304	22.4%	17,895	22.9%	15,861	23.0%
Latin America	4,869	24.3%	5,274	25.7%	7,994	27.6%

Subtotal	133,776	25.9%	119,419	25.9%	114,949	26.1%
Corporate	(5,824)		(20,329)		(20,783)

Total	$127,952	24.6%	$99,090	21.3%	$94,166	21.2%

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

FY 2004 FORM 10-K/A

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

Income Tax Provision

The Company’s effective tax rates were 29.6%, 20.9%, and 35.6% in fiscal 2004, 2003 and 2002. Differences between the effective tax rate as compared to the prior year and as compared to the U.S. federal statutory rate of 34% in fiscal 2004, 2003, and 2002 principally result from the Company’s geographical distribution of taxable income and losses, certain non-tax deductible charges, valuation allowances, and the Company’s foreign sales corporation benefit on export sales, net of state income taxes.

Net Income and Per Share Data

For fiscal 2004, net income improved to $6.0 million, or $0.42 per share, primarily driven by the sales increase and improved operating leverage.  The selling, general and administrative expenses as a percent of sales decreased to 20.9% of sales from 21.7% in fiscal 2003.

In fiscal 2003, the Company posted a net loss of $26.9 million. The loss includes, net of tax, $17.9 million goodwill impairment charge (see Note C to Consolidated Financial Statements), $13.8 million charge related to inventory, $1.7 million restructuring charge, and other charges of $0.6 million (See Note D to Consolidated Financial Statements).

FY 2004 FORM 10-K/A

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

Cash provided by operations was $12.0 million in fiscal 2004, $7.8 million in fiscal 2003, and $33.1 million in fiscal 2002. Working capital requirements decreased by $0.4 million in fiscal 2004 as receivables rose due to increased sales but slightly offset by increased accounts payable and days payable. Working capital requirements decreased by $3.2 million in fiscal 2003 as enhanced collection of receivables and improved inventory management did not fully offset a decrease in days payable. Working capital requirements increased $22.2 million in fiscal 2002 in line with the 11.7% sales reduction.

Cash and cash equivalents were $16.9 million at May 29, 2004. During fiscal 2004, the Company generated $12.0 million of cash from operating activities. Working capital increased $1.6 million, largely due to an increase in accounts receivable of $19.3 million partially offset by an increase of accounts payable of $9.2 million.

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

FY 2004 FORM 10-K/A

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

Certain contractual obligations and other commercial commitments by expiration period are presented in the tables below:

Contractual Obligations and Contingent Commitments	Payments Due by Fiscal Period, in thousands

	2005	2006	2007	2008	Beyond	Total

Convertible debentures	$3,850	$6,225	$60,750	$-	$-	$70,825
Floating-rate multi-currency revolving credit agreement	-	66,797	-	-	-	66,797
Financial instruments	149	-	-	-	-	149
Facility lease obligations	3,767	2,632	1,343	917	428	9,087
Performance bonds	1,227	28	-	-	-	1,255
Contingent and earnout payments	545	-	-	-	-	545
Other	28	28	13	-	-	69

Total	$9,566	$75,710	$62,106	$917	$428	$148,727

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

FY 2004 FORM 10-K/A

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

FY 2004 FORM 10-K/A

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

The Company reported net losses of approximately $11.3 million in fiscal 2002 and $26.9 million in fiscal 2003 and cannot ensure that it will not experience operating losses and net losses in the future. The Company may continue to lose money if its sales do not continue to increase. The Company cannot predict the extent to which sales will continue to increase across its businesses or how quickly its customers will consume their inventories of the Company’s products.

The Company maintains a significant investment in inventory and has recently incurred significant charges for inventory obsolescence and overstock, and may incur similar charges in the future.

FY 2004 FORM 10-K/A

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

FY 2004 FORM 10-K/A

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

FY 2004 FORM 10-K/A

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

The Financial Accounting Standards Board is considering whether to require all companies to treat the fair value of stock options granted to employees as an expense. The United States Congress and other governmental and regulatory authorities have also considered requiring companies to expense stock options. If this change were to become mandatory, companies could be required to record a compensation expense equal to the fair value of each stock option granted. Currently, the Company is generally not required to record compensation expense in connection with stock option grants. If the Company were required to expense the fair value of stock option grants, it would reduce the attractiveness of granting stock options because of the additional expense associated with these grants, which would negatively impact its results of operations. For example, had the Company been required to expense stock option grants by applying the measurement provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company’s recorded net income of $6.0 million would have been decreased by $1.4 million, to a net income of $4.6 million for fiscal 2004 and its recorded net loss of $26.9 million would have been increased by $1.6 million, to a net loss of $28.5 million for fiscal 2003. Nevertheless, stock options are an important employee recruitment and retention tool, and the Company may not be able to attract and retain key personnel if we reduce the scope of our employee stock option program. Accordingly, in the event the Company would be required to expense stock option grants, its future results of operations would be negatively impacted, as would its ability to use stock options as an employee recruitment and retention tool.

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

FY 2004 FORM 10-K/A

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

The Company is exposed to foreign currency risk.

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

FY 2004 FORM 10-K/A

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

Had the U.S. dollar strengthened 10% against various foreign currencies, sales would have been lower by an estimated $19.9 million in fiscal 2004 and $20.2 million in fiscal 2003. Total assets would have declined by $8.2 million and $7.5 million, respectively, while the total liabilities would have decreased by $5.0 million and $4.4 million in fiscal 2004 and fiscal 2003, respectively. These amounts were determined by considering the impact of the hypothetical 10% decrease in average foreign exchange rates against the U.S. dollar on the sales, assets and liabilities of the Company’s international operations.

The interpretation and analysis of these disclosures should not be considered in isolation since such variances in interest rates and exchange rates would likely influence other economic factors. Such factors, which are not readily quantifiable, would likely also affect the Company’s operations.

FY 2004 FORM 10-K/A

Item 8. Financial Statements and Supplementary Data

RICHARDSON ELECTRONICS, LTD.

Consolidated Balance Sheets (in thousands, except per share amounts)

	May 29,	May 31,
	2004	2003

Assets		as restated (See Note B)
Current Assets
Cash	$16,927	$16,874
Receivables, less allowance of $2,516 and $3,350	106,130	85,355
Inventories	92,297	95,896
Prepaid expenses	3,817	6,919
Deferred income taxes	15,922	19,401

Total current assets	235,093	224,445

Property, plant and equipment, net	30,589	31,088
Goodwill, net	5,613	5,137
Deferred tax assets (non-current)	6,733	2,362
Other assets	4,917	4,376

Total assets	$282,945	$267,408

Liabilities and stockholders' equity
Current Liabilities
Accounts payable	$33,473	$23,660
Accrued liabilities	23,224	21,436
Current portion of long-term debt	4,027	46

Total current liabilities	60,724	45,142

Long-term debt, less current portion	133,813	138,396
Non-current liabilities	241	5,049

Total liabilities	194,778	188,587

Stockholders' Equity
Common stock, $.05 par value; issued 12,524 shares at May 29, 2004 and 12,256 at May 31, 2003	626	613
Class B common stock, convertible, $.05 par value; issued 3,168 shares at May 29, 2004 and 3,207 at May 31, 2003	158	160
Preferred stock, $1.00 par value, no shares issued	--	--
Additional paid-in capital	93,877	91,421
Common stock in treasury, at cost; 1,437 shares at May 29, 2004 and 1,506 at May 31, 2003	(8,515)	(8,922)
Retained earnings	3,408	161
Accumulated other comprehensive loss	(1,387)	(4,612)

Total stockholders' equity	88,167	78,821

Total liabilities and stockholders' equity	$282,945	$267,408

Certain amounts in fiscal 2003 were reclassified to conform to the 2004 presentation; See notes to consolidated financial statements.

FY 2004 FORM 10-K/A

RICHARDSON ELECTRONICS, LTD.

Consolidated Statements of Operations (in thousands, except per share amounts)

	Fiscal Year Ended

	May 29, 2004	May 31, 2003	June 1, 2002

		as restated (See Note B)	as restated (See Note B)
Net sales	$520,069	$464,517	$443,492
Cost of products sold	392,117	365,427	349,326

Gross margin	127,952	99,090	94,166

Selling, general and administrative expenses	108,545	100,749	94,519
Loss from disposition of a business	--	--	4,551

Operating income (loss)	19,407	(1,659)	(4,904)

Other expense (income):
Interest expense	10,257	10,352	12,386
Investment income	(227)	(124)	(352)
Foreign exchange and other, net	807	(528)	661

	10,837	9,700	12,695
Income (loss) before income taxes and cumulative effect of accounting change	8,570	(11,359)	(17,599)
Income tax provision (benefit)	2,537	(2,370)	(6,268)

Income (loss) before cumulative effect of accounting change	6,033	(8,989)	(11,331)
Cumulative effect of accounting change, net of tax of $3,725	--	(17,862)	--

Net income (loss)	$6,033	$(26,851)	$(11,331)

Average shares outstanding:
For basic EPS	14,040	13,809	13,617
For diluted EPS	14,418	13,809	13,617

Net income (loss) per share - basic:
Net income (loss) per share before cumulative effect of accounting change	$0.43	$(0.65)	$(0.83)
Cumulative effect of accounting change, net of tax	--	(1.29)	--

Net income (loss) per share	$0.43	$(1.94)	$(0.83)

Net income (loss) per share - diluted:

Net income (loss) per share before cumulative effect of accounting change	$0.42	$(0.65)	$(0.83)
Cumulative effect of accounting change, net of tax	--	(1.29)	--

Net income (loss) per share	$0.42	$(1.94)	$(0.83)

Dividends per common share	$0.16	$0.16	$0.16

Certain amounts in fiscal 2003 and 2002 were reclassified to conform to the 2004 presentation; See notes to consolidated financial statements.

FY 2004 FORM 10-K/A

RICHARDSON ELECTRONICS, LTD.

Consolidated Statements of Cash Flows (in thousands)

	Fiscal Year Ended

	May 29,	May 31,	June 1,
	2004	2003	2002

Operating activities:		as restated (See Note B)	as restated (See Note B)
Net income (loss)	$6,033	$(26,851)	$(11,331)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation	4,899	5,093	5,182
Amortization of intangibles and financing costs	332	271	693
Deferred income taxes	1,190	(1,183)	(5,709)
Loss from disposition of a business	--	--	4,551
Provision for inventory obsolescence	--	10,037	15,279
Other charges	--	6,041	--
Goodwill and other intangible assets impairment, net of tax	--	17,862	--
Other non-cash items in net income	(90)	(290)	2,266
Receivables	(19,306)	4,297	15,089
Inventories	4,691	2,484	14,455
Other current assets	(207)	(3,054)	732
Accounts payable	9,699	(8,252)	(2,927)
Other liabilities	4,737	1,319	(5,192)

Net cash provided by operating activities	11,978	7,774	33,088

Financing activities:
Proceeds from borrowings	52,105	41,880	23,258
Payments on debt	(53,416)	(40,982)	(49,619)
Proceeds from issuance of common stock	1,656	1,134	1,606
Cash dividends	(2,206)	(2,694)	(1,609)
Other	--	(304)	--

Net cash used in financing activities	(1,861)	(966)	(26,364)

Investing activities:
Capital expenditures	(4,855)	(6,125)	(5,727)
Business acquisitions	(6,196)	(1,108)	(8,785)
Proceeds from sales of available-for-sale securities	3,946	5,217	5,490
Purchases of available-for-sale securities	(3,946)	(5,217)	(5,490)
Proceeds from disposition of business	--	--	6,261
Other	83	(23)	480

Net cash used in investing activities	(10,968)	(7,256)	(7,771)
Effect of exchange rate changes on cash	904	2,026	397

Increase (decrease) in cash	53	1,578	(650)
Cash at beginning of year	16,874	15,296	15,946

Cash at end of year	$16,927	$16,874	$15,296

Supplemental Disclosures of Cash Flow Information:
Cash paid during the fiscal year for:
Interest (net of amount capitalized)	$10,404	$10,246	$11,336
Income taxes	$1,656	$2,657	$952

Certain amounts in fiscal 2003 and 2002 were reclassified to conform to the 2004 presentation; See notes to consolidated financial statements.

FY 2004 FORM 10-K/A

RICHARDSON ELECTRONICS, LTD.

Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)

								Accumulated
	Compre-	Shares Issued			Additional			Other Com-
	hensive		Class B	Par	Paid-In	Treasury	Retained	prehensive
(in thousands, as restated (See Note B))	Income (Loss)	Common	Common	Value	Capital	Stock	Earnings	Income (Loss)	Total

Balance June 2, 2001 (as originally presented)		11,971	3,207	$759	$87,756	$(10,068)	$49,834	$(19,857)	$108,424
Effect at June 2, 2001 of restatement described in Note B		--	--	--	--	--	(7,188)	11,559	4,371
Balance June 2, 2001 (as restated)		11,971	3,207	$759	$87,756	$(10,068)	$42,646	$(8,298)	$112,795
Comprehensive Income:
Net loss	$(11,331)	--	--	--	--	--	(11,331)	--	(11,331)
Recognition of unearned
compensation	--	--	--	--	399	--	--	--	399
Currency translation
	965	--	--	--	--	--	--	965	965
SFAS 133 transition
adjustment, net of
income tax effect	(971)	--	--	--	--	--	--	(971)	(971)
Fair value adjustments to
Market appreciation on
investment, net of
income tax effect	96	--	--	--	--	--	--	96	96
Cash flow hedges, net of
income tax effect	320	--	--	--	--	--	--	320	320

Comprehensive Income (Loss)	$(10,921)

Shares issued under ESPP
and stock option plan		173	--	8	1,676	256	--	--	1,940
Shares contributed to ESOP		--	--	--	460	426	--	--	886
Dividends paid to
Class A ($0.04 per share)		--	--	--	--	--	(2,029)	--	(2,029)
Class B ($0.036 per share)		--	--	--	--	--	(115)	--	(115)

Balance June 1, 2002		12,144	3,207	767	90,291	(9,386)	29,171	(7,888)	102,955

FY 2004 FORM 10-K/A

RICHARDSON ELECTRONICS, LTD.

Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) (Continued)

								Accumulated
	Compre-	Shares Issued			Additional			Other Com-
	hensive		Class B	Par	Paid-In	Treasury	Retained	prehensive
(in thousands, as restated (See Note B))	Income (Loss)	Common	Common	Value	Capital	Stock	Earnings	Income (Loss)	Total

Balance June 1, 2002		12,144	3,207	767	90,291	(9,386)	29,171	(7,888)	102,955
Comprehensive Income:
Net loss	$(26,851)	--	--	--	--	--	(26,851)	--	(26,851)
Recognition of unearned
compensation	--	--	--	--	181	--	--	--	181
Currency translation
	3,519	--	--	--	--	--	--	3,519	3,519
Fair value adjustments to
Market appreciation on
investment, net of
income tax effect	(96)	--	--	--	--	--	--	(96)	(96)
Cash flow hedges, net of
income tax effect	(147)	--	--	--	--	--	--	(147)	(147)

Comprehensive Income (Loss)	$(23,575)

Shares issued under ESPP
and stock option plan		112	--	6	949	464	--	--	1,419
Dividends paid to
Class A ($0.04 per share)		--	--	--	--	--	(2,044)		(2,044)
Class B ($0.036 per share)		--	--	--	--	--	(115)		(115)

Balance May 31, 2003		12,256	3,207	773	91,421	(8,922)	161	(4,612)	78,821

FY 2004 FORM 10-K/A

RICHARDSON ELECTRONICS, LTD.

Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) (Continued)

								Accumulated
	Compre-	Shares Issued			Additional			Other Com-
	hensive		Class B	Par	Paid-In	Treasury	Retained	prehensive
(in thousands)	Income	Common	Common	Value	Capital	Stock	Earnings	Income (Loss)	Total

Balance May 31, 2003 (as restated (See Note B))		12,256	3,207	773	91,421	(8,922)	161	(4,612)	78,821
Reclassification - correction of error							(580)	906	326
Comprehensive Income:
Net income	$6,033	--	--	--	--	--	6,033	--	6,033
Recognition of unearned
compensation	--	--	--	--	288	--	--	--	288
Currency translation
	1,258	--	--	--	--	--	--	1,258	1,258
Fair value adjustments to
Market appreciation on
investment, net of
income tax effect	329	--	--	--	--	--	--	329	329
Cash flow hedges, net of
income tax effect	732	--	--	--	--	--	--	732	732

Comprehensive Income	$8,352

Shares issued under ESPP
and stock option plan		229	--	11	2,168	407	--	--	2,586
Conversion of Class B
shares to common stock		39	(39)	--	--	--	--	--	--
Dividends paid to
Class A ($0.04 per share)		--	--	--	--	--	(2,092)	--	(2,092)
Class B ($0.036 per share)		--	--	--	--	--	(114)	--	(114)

Balance May 29, 2004		12,524	3,168	$784	$93,877	$(8,515)	$3,408	$(1,387)	$88,167

Certain amounts in fiscal 2003 and 2002 were reclassified to conform to the 2004 presentation;See notes to consolidated financial statements.

FY 2004 FORM 10-K/A
Notes to Consolidated Financial Statements
(in thousands, except per share amounts)

Note A -- Significant Accounting Policies

Principles of Consolidation:  Fiscal Year - The Company's fiscal year ends on the Saturday nearest the end of May. Each of the fiscal years presented contains 52/53 weeks. All references herein for the years 2004, 2003, 2002, 2001 and 2000 represent the fiscal years ended May 29, 2004, May 31, 2003,  June 1, 2002, June 2, 2001, and June 3, 2000, respectively.

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

FY 2004 FORM 10-K/A

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

Other Assets: Other assets consist of the following:

	May 29,	May 31,
	2004	2003 as restated (See Note B)

Investments	$ 3,058	$ 2,587
Notes receivable	737	786
Deferred financing costs, net	694	544
Other deferred charges, net	428	459

Other assets	$ 4,917	$ 4,376

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

FY 2004 FORM 10-K/A

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

Foreign Currency Translation: Foreign currency balances are translated into U. S. dollars at end-of-period rates. Revenues and expenses are translated at the current rate on the date of the transaction. Gains and losses resulting from foreign currency transactions are included in income. Foreign currency transaction reflected in operations was loss of $363 in fiscal 2004 and gain of $1,096 and $104 in fiscal 2003 and 2002, respectively. Gains and losses resulting from translation of foreign subsidiary financial statements are credited or charged directly to stockholders’ equity.

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

FY 2004 FORM 10-K/A

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

Fiscal Year Ended

	May 29,	May 31,	June 1,
	2004	2003	2002

Net income (loss), as reported:	$6,033	$(26,851)	$(11,331)
Add: Stock-based compensation expense included in reported net income (loss), net of taxes	284	315	241
Deduct: Stock-based compensation expense determined under fair value-based method for all awards, net of taxes	(1,273)	(1,561)	(1,337)

Pro-forma net income (loss)	$5,044	$(28,097)	$(12,427)

Net income (loss) per share, basic:
Reported net income (loss)	$0.43	$(1.94)	$(0.83)
Pro-forma compensation expense, net of taxes	(0.07)	(0.09)	(0.08)

Pro-forma net income (loss) per share	$0.36	$(2.03)	$(0.91)

Net income (loss) per share, diluted:
Reported net income (loss)	$0.42	$(1.94)	$(0.83)
Pro-forma compensation expense, net of taxes	(0.07)	(0.09)	(0.08)

Pro-forma net income (loss) per share	$0.35	$(2.03)	$(0.91)

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

Fiscal Year Ended

	May 29,	May 31,	June 1,
	2004	2003	2002

Numerator for basic EPS:
Net income (loss)	$6,033	$(26,851)	$(11,331)
Denominator for basic EPS:
Shares outstanding	13,957	13,767	13,470
Additional shares issued	83	42	147

Average shares outstanding	14,040	13,809	13,617

Numerator for diluted EPS:
Net income (loss)	$ 6,033	$(26,851)	$(11,331)
Denominator for diluted EPS:
Average shares outstanding	14,040	13,809	13,617
Effect of dilutive stock options	378	-	-

Average shares outstanding	14,418	13,809	13,617

FY 2004 FORM 10-K/A

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

Note B -- Restatements

In the second quarter of fiscal 2004, the Company identified an accounting error that occurred in a foreign subsidiary, which affected previously reported interest expense for the prior seven quarters beginning with the quarter ended February 29, 2002. The financial statements for fiscal 2003 and 2002 have been previously restated to correct this error. The restatement increased net loss for fiscal 2003 and 2002 from $27,558 and $11,270 to $27,993 and $11,459, respectively.

In connection with our independent registered public accounting firm's review of the Company's Form 10-Q for the second quarter of fiscal 2005, an error was discovered with respect to the accounting treatment of certain foreign exchange gains and losses incurred during fiscal 2001 and 2002. These foreign exchange items related to the acquisition in 2001 of AVIV Electronics by one of the Company's subsidiaries, and the reporting of subsequent intercompany transactions between the subsidiary and parent. The terms of the related acquisition agreement obligated the Company's subsidiary to settle an acquisition-related obligation in U.S. dollars, which is not the subsidiary's functional currency. Related foreign exchange losses incurred by the subsidiary during the period from the inception of the obligation through the date of the parent's assumption of the obligation were accounted for in error as an element of accumulated other comprehensive income, rather than as an element of net income. The correction of this error amounts to $580 on a cumulative basis, net of taxes of $326, which was recorded as an adjustment to retained earnings, accumulated other comprehensive loss, and deferred income taxes as of May 29, 2004.

Management and the Company's audit committee, in consultation with the Company's former auditor, have determined that the impact of the correction of the error in either fiscal 2001 or 2002 is not material, and in consultation with its current auditor, have determined that the correction of the error through an adjustment to retained earnings, accumulated other comprehensive loss, and deferred income taxes as of the beginning of fiscal 2004 is not material. The correction of the error has been reflected in the Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) herein.

In connection with our independent registered public accounting firm's review of the Company's Form 10-Q for the third quarter of fiscal 2005, an error was identified that occurred in the application of Financial Accounting Standards Board Statement No. 52, Foreign Currency Translation, on intercompany indebtedness with its subsidiaries, which affected previously reported foreign currency translation. The consolidated financial statements for fiscal 2002 and 2003 and selected quarterly financial data for fiscal 2003 and 2004 have been restated to correct this error. The correction of the error resulted in a decrease in the net loss for fiscal 2002 and 2003 from $11.5 million and $28.0 million, to $11.3 million and $26.9 million, respectively. The restatement decreased the basic and diluted net loss per share to $0.83 and $1.94 for fiscal 2002 and 2003, respectively, versus the $0.84 and $2.03 basic and diluted net loss per share previously reported. The restatement resulted in an increase in beginning net stockholders' equity for fiscal 2002 of $4,371. In fiscal 2003, the restatement resulted in a decrease in net assets and net stockholders' equity of $533.

A reconciliation of reported consolidated balance sheet amounts is provided in the following table. The cumulative adjustment represents the effect of the restatement through and including May 31, 2003.
	May 31, 2003 As Reported	Cumulative Adjustment	May 31, 2003 As Restated

Deferred tax assets (non-current)	$-	2,362	$2,362
Other assets	$4,261	115	$4,376
Retained earnings	$6,079	(5,917)	$161
Accumulated other comprehensive income (loss)	$(14,261)	9,649	$(4,612)
Deferred tax liabilities (non-current)	$(1,254)	1,254	$-

FY 2004 FORM 10-K/A

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

The following table presents a reconciliation of reported net income (loss) to adjusted net income (loss) excluding amortization of goodwill and other intangible assets not subject to amortization, net of tax:
Fiscal Year Ended

	May 29,	May 31,	June 1,
	2004	2003	2002

Reported net (loss) income	$ 6,033	$ (26,851)	$ (11,331)
Add back amortization of goodwill	-	-	369
Add back amortization of other intangible assets not subject to amortization	-	-	54

Adjusted net (loss) income	$ 6,033	$ (26,851)	$ (10,908)

Basic earnings per share	$ 0.43	$ (1.94)	$ (0.83)
Add back amortization of goodwill	-	-	0.03
Add back amortization of other intangible assets not subject to amortization	-	-	-

Adjusted basic earnings per share	$ 0.43	$ (1.94)	$ (0.80)

Diluted earnings per share	$ 0.42	$ (1.94)	$ (0.83)
Add back amortization of goodwill	-	-	0.03
Add back amortization of other intangible assets not subject to amortization	-	-	-
Adjusted diluted earnings per share	$ 0.42	$ (1.94)	$ (0.80)

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

FY 2004 FORM 10-K/A

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

FY 2004 FORM 10-K/A

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

FY 2004 FORM 10-K/A

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

FY 2004 FORM 10-K/A

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

FY 2004 FORM 10-K/A

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

Note J -- Income Taxes

The components of income (loss) before income taxes are:

Fiscal Year Ended

	May 29,	May 31,	June1,
	2004	2003	2002

United States	$ (311)	$ (12,941)	$ (18,296)
Foreign	8,881	1,582	697

Income (loss) before taxes	$ 8,570	$ (11,359)	$ (17,599)

The provision for income taxes differs from income taxes computed at the federal statutory tax rate of 34% in 2004, 2003 and 2002 as a result of the following items:

Fiscal Year Ended

	May 29,	May 31,	June 1,
	2004	2003	2002

Federal statutory rate	34.0%	(34.0)%	(34.0) %
Effect of:
State income taxes, net of federal tax benefit	-	(2.1)	(2.3)
Export benefit	(5.2)	(4.7)	(2.9)
Foreign taxes at other rates	0.8	1.6	(0.2)
Valuation allowance for deferred tax assets and foreign net operating carryforward	-	12.1	-
Other	-	6.2	3.8

Effective tax rate	29.6%	(20.9)%	(35.6)%

FY 2004 FORM 10-K/A

The provisions for income taxes consist of the following:

	May 29,	May 31,	June 1,
	2004	2003	2002

Current:
Federal	$ --	$ (2,111)	$ (1,075)
State	(209)	(464)	(158)
Foreign	1,556	2,169	674

Total current	1,347	(406)	(559)

Deferred:
Federal	(384)	(930)	(4,537)
State	147	(214)	(512)
Foreign	1,427	(820)	(660)

Total deferred	1,190	(1,964)	(5,709)

Income tax provision (benefit)	$ 2,537	$ (2,370)	$ (6,268)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of May 29, 2004 and May 31, 2003 are as follows:

	May 29,	May 31,
	2004	2003

Deferred tax assets:
Intercompany profit in inventory	$1,162	$1,264
NOL carryforward - foreign & domestic	13,737	8,231
Inventory valuation	11,009	12,329
Goodwill	2,305	2,690
Alternative minimum tax credit	1,189	1,189
Other	961	1,551

Subtotal	30,363	27,254
Valuation allowance	(4,040)	(1,586)

Net deferred tax assets after valuation allowance	26,323	25,668

Deferred tax liabilities:
Accelerated depreciation	(3,646)	(3,022)
Other	(22)	(883)

Subtotal	(3,668)	(3,905)

Net deferred tax assets	$22,655	$21,763

Supplemental disclosure of deferred tax asset information:
Domestic	$22,795	$19,899
Foreign	$7,568	$7,355

As of May 29, 2004, the Company has domestic net operating losses (NOL) totaling $20,841 and foreign net operating losses total $15,426. The majority of the NOL can be carried forward for five years or longer.  In fiscal 2004, the Company recorded a valuation allowance of $2,454 primarily relating to certain foreign subsidiaries recording deferred tax assets on net operating losses. During fiscal 2003, the Company recorded a valuation allowance of $1,586 relating to deferred tax assets in certain foreign subsidiaries which sustained consecutive years of losses.  The valuation allowance has been established due to uncertainties related to the Company’s ability to generate sufficient taxable income in specific geographical and jurisdictional locations. The Company also has an alternative minimum tax credit carryforward as of May 29, 2004, in the amount of $1,189 that has an indefinite carryforward period.

FY 2004 FORM 10-K/A

Income taxes paid, including foreign estimated tax payments, were $1,656, $2,657, and $952 in fiscal 2004, 2003, and 2002, respectively.

All current year positive net income of the Company's foreign subsidiaries is considered permanently reinvested pursuant to APB 23.  The current net earnings of these subsidiaries amount to $9,888 and $4,573 in fiscal 2004 and 2003, respectively.

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

FY 2004 FORM 10-K/A

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

FY 2004 FORM 10-K/A

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

FY 2004 FORM 10-K/A
Fiscal Year Ended

	May 29,	May 31,	June 1,
	2004	2003	2002

Segment sales	$ 513,104	$ 457,485	$ 435,711
Corporate	6,965	7,032	7,781

Sales	$ 520,069	$ 464,517	$ 443,492

Segment gross margin	$ 130,421	$ 114,531	$ 110,494
Inventory charges	-	(13,810)	(15,282)
Manufacturing variances and other costs	(2,469)	(1,631)	(1,046)

Gross Margin	$ 127,952	$ 99,090	$ 94,166

Segment contribution	$ 76,283	$ 65,232	$ 62,562
Inventory charges	-	(13,810)	(15,282)
Manufacturing variances and other costs	(2,469)	(1,631)	(1,046)
Regional selling expenses	(18,297)	(17,336)	(15,380)
Administrative expenses	(36,110)	(34,114)	(31,207)
Loss from disposition of a business	-	-	(4,551)

Operating (loss) income	$ 19,407	$ (1,659)	$ (4,904)

Segment assets	$ 194,248	$ 177,126	$ 208,996
Cash and equivalents	16,927	16,874	15,296
Other current assets	19,739	26,320	20,999
Net property	30,589	31,088	28,827
Other assets	21,442	16,000	12,535

Total assets	$ 282,945	$ 267,408	$ 286,653

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

FY 2004 FORM 10-K/A

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

Note O –Valuation and Qualifying Accounts

The following table presents the valuation and qualifying account activity for the years ended May 29, 2004, May 31, 2003 and June 1, 2002:

FY 2004 FORM 10-K/A

Description	Balance at beginning of period	Additions		Deductions	Balance at end of period
		Charged to expenses	Charged to other accounts
Year ended May 29, 2004 Allowance for doubtful accounts Inventory overstock reserve Deferred tax asset valuation Warranty reserves	$ 3,350 $ 33,971 $ 1,589 $ 672	$ (409) (1) $ 2,128 (3) $ 2,454 $ 459	- - - -	$ 425 (2) $ 9,566 (4) $ - $ 329	$ 2,516 $ 26,533 $ 4,043 $ 802
Year ended May 31, 2003: Allowance for doubtful accounts Inventory overstock reserve Deferred tax asset valuation Warranty reserves	$ 2,646 $ 24,677 $ - $ 47	$ 869 (1) $ 11,361 (3) $ 1,586 $ 846	- - - -	$ 165 (2) $ 2,067 $ - $ 221	$ 3,350 $ 33,971 $ 1,589 $ 672
Year ended June 1, 2002: Allowance for doubtful accounts Inventory overstock reserve Deferred tax asset valuation Warranty reserves	$ 2,639 $ 7,930 $ - $ 50	$ 1,568 (1) $ 17,067 (3) $ - $ 200	- - - -	$ 1,561 (2) $ 320 $ - $ 203	$ 2,646 $ 24,677 $ - $ 47

(1) Charges to Bad debt expense
(2) Uncollectable amounts written off, net of recoveries and foreign currency translation
(3) Charges to Cost of sales
(4) Inventory disposed of during the period ($3.6 million), LIFO reversal ($4.0 million), and reclassification to LCM ($2.0 million)

Note P -- Selected Quarterly Financial Data (Unaudited)

Summarized quarterly financial data for 2004 and 2003 follow:

as restated (See Note B)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Fiscal 2004:
Net sales	$ 119,306	$ 128,051	$ 127,338	$ 145,374
Gross margin	29,115	30,942	31,536	36,359
Net income (loss)	(1,182)	3,151	1,484	2,580
Net income (loss) per share:
- Basic	(0.08)	0.23	0.10	0.18
- Diluted	(0.08)	0.22	0.10	0.18

Fiscal 2003:
Net sales	$ 108,614	$ 118,958	$ 118,010	$ 118,935
Gross margin	27,154	28,913	28,202	14,821
Income (loss) before cumulative effect of accounting change	(483)	800	527	(9,833)
Per share: Basic and Diluted	(0.04)	0.06	0.04	(0.71)
Net (loss) income	(18,345)	800	527	(9,833)
Net (loss) income per share:
Basic and Diluted	(1.33)	0.06	0.04	(0.71)

FY 2004 FORM 10-K/A

The first quarter of fiscal 2003 includes a cumulative effect of accounting change of $17,862, net of tax (see Note C to Consolidated Financial Statements). The fourth quarter of fiscal 2003 include charges of $11.9 million, net of tax, primarily related to inventory write‑downs (see Note D to Consolidated Financial Statements).

In connection with our independent registered public accounting firm's review of the Company's Form 10-Q for the third quarter of fiscal 2005, an error was identified that occurred in the application of Financial Accounting Standards Board Statement No. 52, Foreign Currency Translation, on intercompany indebtedness with its subsidiaries, which affected previously reported foreign currency translation. The correction of the error resulted in an adjustment to selected quarterly financial data for fiscal 2004 and 2003; however, the consolidated financial statements for fiscal 2004 were not restated as the total impact to net income in fiscal 2004 was not material (see Note B - Restatements).

A reconciliation of reported net income (loss) to adjusted net income (loss) including the impact of the foreign currency translation adjustment for the affected quarters (See Note B) is provided in the following table:

as restated (See Note B)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Fiscal 2004:
Previously reported Net Income	$ 392	$ 2,205	$ 1,000	$ 2,436
Currency Translation Adjustment	(1,574)	946	484	144

Adjusted Net income	(1,182)	3,151	1,484	2,580

Previously reported Net income per share:
- Basic	0.03	0.16	0.07	0.17
- Diluted	0.03	0.15	0.07	0.17
Currency Translation Adjustment	(0.11)	0.07	0.03	0.01
Adjusted Net Income (loss) per share:
- Basic	(0.08)	0.23	0.10	0.18
- Diluted	(0.08)	0.22	0.10	0.18

Fiscal 2003:
Previously reported Net income (loss)	$ (17,696)	$ 1,078	$ (102)	$ (11,273)
Currency Translation Adjustment	(401)	(527)	629	1,440

Adjusted Net Income (loss)	(18,097)	551	527	(9,833)

Previously reported Net Income (loss) per share:
- Basic and diluted	(1.29)	0.08	(0.01)	(0.82)
Currency Translation Adjustment	(0.04)	(0.04)	0.05	0.11
Adjusted Net Income (loss) per share:
- Basic and diluted	(1.32)	0.04	0.04	(0.71)

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

FY 2004 FORM 10-K/A

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

As discussed in Note A to the consolidated financial statements, the Company changed its method of accounting for certain inventories from the last-in, first-out method to the first-in, first-out method as of June 1, 2003.

As discussed in Note B to the consolidated financial statements, the Company restated its balance sheet for deferred income taxes, other assets, retained earnings and accumulated other comprehensive income (loss) as of June 1, 2003.

/s/ KPMG LLP

KPMG LLP
Chicago, Illinois

August 6, 2004, except as to Note B

which is as of May 13, 2005

FY 2004 FORM 10-K/A

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Richardson Electronics, Ltd.;

We have audited the accompanying consolidated balance sheet of Richardson Electronics, Ltd. and subsidiaries as of May 31, 2003, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for the years ended May 31, 2003 and June 1, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note B to the consolidated financial statements, the Company restated its financial statements for the years ended May 31, 2003 and June 1, 2002.

/s/ Ernst & Young LLP

Ernst & Young LLP
Chicago, IL

July 2, 2003, except as to Note B

as to which the date is May 13, 2005

FY 2004 FORM 10-K/A

Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On August 22, 2003, the Company engaged KPMG LLP as its principal accountants for the fiscal year ending May 29, 2004, and chose not to renew the engagement of Ernst & Young LLP ("Ernst & Young"). The decision to change accountants was made by the audit committee of the board of directors and the board.

During the two fiscal years ended May 31, 2003, and through August 22, 2003 there were no disagreements between the Company and Ernst & Young on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Ernst & Young's satisfaction, would have caused them to make reference in connection with their opinion to the subject matter of the disagreement. There were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

Ernst & Young's reports on the Company's consolidated financial statements for the years ended May 31, 2003 and June 1, 2002 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty or audit scope. As discussed in Note B to the consolidated financial statements, the Company restated its financial statements for the years ended May 31, 2003 and June 1, 2002. ..

Item 9A. Controls and Procedures

The Company maintains a set of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15(d)-15(e) under the Securities Act of 1934, as amended (the "Exchange Act")) designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives. As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Chairman of the Board and Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective in providing a reasonable assurance of achieving their objective, for the reasons described below.

There have been no changes in the Company's internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting, except as described below.

In connection with the audit of the Company's financial statements for the fiscal year ended May 29, 2004, KPMG LLP, the Company's independent auditors ("KPMG"), issued a letter to the Company identifying four issues that they identified as material weaknesses in the Company's internal control over financial reporting.

KPMG stated that none of the identified material weaknesses resulted in material inaccuracies in the Company's financial results for the fiscal year ended May 29, 2004. In addition, although KPMG does not perform an audit on a quarterly basis, based on reviews of prior quarters and results of audit procedures, KPMG then advised the Company that nothing came to its attention that leads it to conclude that any of the Company's quarterly results in fiscal 2004 were incorrect in any material respect. Further, the Company determined, based on its investigation, and without reliance on KPMG, that the identified material weaknesses in its internal control over financial reporting have not had, individually or in the aggregate, a material effect on the accuracy of its financial statements. The Company believes that the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were and continue to be effective in timely alerting it to material financial information required to be included in its periodic filings.

The identified material weaknesses require:

--

enhancement of formal policies and procedures, including standard reporting package and assignment of responsibilities, for international consolidation process to ensure timely and effective reporting of foreign subsidiaries financial information and consolidation;

--	improved reconciliation process for the migration of financial information from local systems of foreign subsidiaries to the PeopleSoft system at headquarters;
--	improved documentation of management review and reconciliation performance;
--	enhancement of documentation for policies and procedures, improved segregation of duties and audit trails for changes in information technology of the Company.

FY 2004 FORM 10-K/A

The Company is committed to maintaining effective internal control over financial reporting and is taking and will take steps to address promptly all material weaknesses that are identified. During fiscal 2003 and 2004, the Company instituted additional processes and procedures to improve its internal control over financial reporting. For example, in fiscal 2003, the Company initiated an internal control risk assessment program. From the risk assessment, an internal audit plan is developed annually and presented to and approved by the Audit Committee. Internal audits are performed in accordance with the audit plan. Management action plans are documented to monitor corrective action in specific areas and are reviewed with the Audit Committee on a quarterly basis.

In addition, during the second quarter of fiscal 2005, the Company implemented enterprise resource management software (PeopleSoft). PeopleSoft was fully implemented for purchasing, inventory and planning functions and financial applications in the second quarter of fiscal 2005, at which time the reconciliation issues between the Company's former system (Robinet) and the PeopleSoft system, which relate to its inventories and accounts receivable, were expected to be remedied. This was also expected to remedy any inconsistencies that may exist between PeopleSoft and the local systems of the Company's foreign subsidiaries. In addition, the Company is implementing a software application in 2005 to meet its system and process requirements for change management.

During the fourth quarter of fiscal 2004 and the first three quarters of fiscal 2005, the Company has been formalizing policies and procedures in several areas, including those recommended by KPMG, and establishing documentation of the performance of control activities. Further, the Company is evaluating its policies and procedures that specifically relate to the material weaknesses identified by KPMG, and will implement any additional measures necessary to rectify any deficiencies in its internal controls as soon as practicable. The Company also intends to continue to conduct monthly financial reviews in an attempt to identify any discrepancies that may arise as a result of a failure of an internal control.

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

See "Risk Factors-If the Company does not maintain effective internal control over financial reporting, it could be unable to provide timely and reliable financial information."

FY 2004 FORM 10-K/A

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

FY 2004 FORM 10-K/A

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

FY 2004 FORM 10-K/A

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

FY 2004 FORM 10-K/A

Item 11. Executive Compensation

The following table sets forth the annual and long-term compensation for the chief executive officer and the four highest paid executive officers (named executive officers) during fiscal 2004, as well as the total compensation paid to each such individual for the two prior fiscal years.

SUMMARY COMPENSATION TABLE

Long-Term Compensation

		Annual Compensation			Awards		Payouts

Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation(1)	Restricted Stock Awards(2)	Stock Options /SARs	Long-Term Incentive Payouts	All Other Compensation(3)

Edward J. Richardson CEO and Chairman of the Board	2004 2003 2002	$444,845 436,980 436,295	$120,660 – 38,600	– – –	– – –	– – –	– – –	$6,840 4,000 4,806

Bruce W. Johnson President and Chief Operating Officer	2004 2003 2002	399,392 391,263 372,397	153,066 80,575 –	– – –	$129,000 85,800 70,600	– – 25,000	– – –	6,840 4,000 4,806

Dario Sacomani Senior Vice President and Chief Financial Officer	2004 2003 2002	284,738 258,462 –	109,993 72,415 –	– – –	– 150,003 –	– 50,000 –	– – –	6,840 4,000 –

William G. Seils Senior Vice President, General Counsel and Secretary	2004 2003 2002	212,352 209,142 201,098	98,440 70,014 66,321	– – –	– – –	– – 13,950	– – –	6,840 4,000 4,806

Robert L. Prince Executive Vice President, Worldwide Sales	2004 2003 2002	211,239 205,250 193,615	92,944 73,806 68,266	– – –	– – –	– – 15,000	– – –	6,840 4,000 4,806

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

Stock Option Exercises and Holdings

The following table summarizes options exercised during fiscal year 2004 and presents the value of the unexercised options held by the named executive officers as of May 29, 2004:

FY 2004 FORM 10-K/A

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES

	Options Exercised(1)		Number of Securities Underlying Unexercised Options held at May 29, 2004		Value of Unexercised, In-the-money Options at May 29, 2004(2)

Name	Shares Acquired	Value Realized

			Exercisable	Unexercisable	Exercisable	Unexercisable

Edward J. Richardson	–	–	–	–	–	–
Bruce W. Johnson	–	–	133,000	37,000	$422,830	$72,870
Dario Sacomani	–	–	16,666	33,334	11,166	22,334
William G. Seils	–	–	67,580	16,370	227,895	44,693
Robert L. Prince	–	–	83,000	17,000	281,205	47,370

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

FY 2004 FORM 10-K/A

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

FY 2004 FORM 10-K/A

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

FY 2004 FORM 10-K/A

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8‑K

(a) The following consolidated financial statements of the registrant and its subsidiaries included in Item 8. of the Form 10-K are incorporated herein by reference:

Report of Independent Registered Public Accounting Firm

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

FY 2004 FORM 10-K/A

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RICHARDSON ELECTRONICS, LTD.

By: /s/ Edward J. Richardson Edward J. Richardson, Chairman of the Board and Chief Executive Officer	By: /s/ Bruce W. Johnson Bruce W. Johnson, President and Chief Operating Officer
Date: May 16, 2005	By: /s/ Kelly Phillips Kelly Phillips Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

6
/s/ Edward J. Richardson Edward J. Richardson, Chairman of the Board and Chief Executive Officer (principal executive officer) and Director May 16, 2005	/s/ Bruce W. Johnson Bruce W. Johnson, Chief Operating Officer and Director May 16, 2005
/s/ Kelly Phillips Kelly Phillips, Chief Financial Officer (principal financial and accounting officer) and Director May 16, 2005	/s/ Arnold R. Allen Arnold R. Allen, Director May 16, 2005
/s/ Jacques Bouyer Jacques Bouyer, Director May 16, 2005	/s/ Scott Hodes Scott Hodes, Director May 16, 2005
/s/ Ad Ketelaars Ad Ketelaars, Director May 16, 2005	/s/ John Peterson John Peterson, Director May 16, 2005
/s/ Harold L. Purkey Harold L. Purkey, Director May 16, 2005	/s/ Samuel Robinovitz Samuel Rubinovitz, Director May 16, 2005

FY 2004 FORM 10-K/A

Exhibit Index

(c) EXHIBITS
3(b)	By‑laws of the Company, as amended, incorporated by reference to Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1997.
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