Form 10-Q/A
period 2004-08-28
RICHARDSON ELECTRONICS LTD/DE
filed 2005-05-17
CIK 355948

RELL FORM 10-Q/A FY05Q1	File:20050516-FY05Q1

Cover Page	Table of Contents
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

Table of Contents	Top of Page

RICHARDSON ELECTRONICS, LTD.
FORM 10-Q/A

INDEX	PAGE

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements	3
Condensed Consolidated Balance Sheets as of August 28, 2004 (as restated) and May 29, 2004	3
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three-Month Periods Ended August 28, 2004 (as restated) and August 30, 2003 (as restated)	4
Condensed Consolidated Statements of Cash Flows for the Three-Month Periods Ended August 28, 2004 (as restated) and August 30, 2003 (as restated)	5
Notes to the Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3. Quantitative and Qualitative Disclosures About Market Risk	15
Item 4. Controls and Procedures	15

PART II - OTHER INFORMATION
Item 1. Legal Proceedings	16
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3. Defaults upon Senior Securities	16
Item 4. Submission of Matters to a Vote of Security Holders	16
Item 5. Other Information	16
Item 6. Exhibits	16

Signature	17

EXPLANATORY NOTE

Richardson Electronics, Ltd. (the "Company") is filing this amendment to its Quarterly Report on Form 10-Q for the fiscal quarter ended August 28, 2004, originally filed October 5, 2004, to reflect certain adjustments to restate the Company's condensed consolidated financial statements.

In connection with the Company's independent registered public accounting firm's review of the Company's Form 10-Q for the third quarter of fiscal 2005, an error in the application of Statement of Financial Accounting Standards No. 52, Foreign Currency Translation, was identified that related to the foreign currency translation on intercompany indebtedness with its subsidiaries. The consolidated financial statements for fiscal 2002 and 2003, selected quarterly financial data for fiscal 2003 and fiscal 2004, and the condensed consolidated financial statements for the three- and six-month periods ended August 28, 2004 and November 27, 2004 have been restated to correct this error. The restatement changed net income for the first three months of fiscal 2005 and 2004 from $1,249,000 and $392,000 to net income of $807,000 and net loss of $1,182,000, respectively. Balance Sheet accounts including deferred tax assets of $6,984,000, other assets of $4,417,000, retained earnings of $10,477,000, and accumulated other comprehensive income (loss) of ($11,932,000), all as previously reported, have been restated to $10,871,000, $4,638,000, $4,117,000, and ($1,464,000), respectively. This Form 10-Q/A contains changes of Item I - Financial Statements, and Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations to reflect this restatement.

This amendment to the original Form 10-Q amends and restates the original Form 10-Q in its entirety, but does not reflect events occurring after the original filing of the Form 10-Q. All information contained in this amendment and the original Form 10-Q is subject to updating and supplementing as provided in the periodic reports filed subsequent to the original filing date with the Securities and Exchange Commission. The filing of this Form 10-Q/A shall not be deemed an admission that the original filing, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement therein not misleading.

Part I	Table of Contents

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RICHARDSON ELECTRONICS, LTD
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of

	August 28,	May 29,
(in thousands, except per share amounts)	2004	2004

	(unaudited) as restated (See Note B)
ASSETS
Current Assets
Cash	$12,758	$16,927
Receivables, less allowance of $2,616 and $2,516	105,444	106,130
Inventories	102,994	92,297
Prepaid expenses	4,623	3,817
Deferred income taxes, net	11,549	15,922

Total current assets	237,368	235,093

Property, plant and equipment, net	31,651	30,589
Goodwill	5,688	5,613
Deferred income taxes, net	10,871	6,733
Other assets	4,638	4,917

Total assets	$290,216	$282,945

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$36,088	$33,473
Accrued liabilities	17,516	23,224
Current portion of long-term debt	3,867	4,027

Total current liabilities	57,471	60,724

Long-term debt, less current portion	115,329	133,813
Non-current liabilities	338	241

Total liabilities	173,138	194,778

Stockholders’ Equity
Common stock ($.05 par value; issued 15,528 shares at August 28, 2004 and 12,524 shares at May 29, 2004)	776	626
Class B common stock, convertible ($.05 par value; issued 3,169 shares at August 28, 2004 and 3,168 shares at May 29, 2004)	158	158
Preferred stock ($1.00 par value; no shares issued)	-	-
Additional paid-in capital	121,779	93,877
Common stock in treasury, at cost (1,399 shares at August 28, 2004 and 1,437 shares at May 29, 2004)	(8,288)	(8,515)
Retained earnings	4,117	3,408
Accumulated other comprehensive loss	(1,464)	(1,387)

Total stockholders’ equity	117,078	88,167

Total liabilities and stockholders' equity	$290,216	$282,945

See notes to condensed consolidated financial statements.

RICHARDSON ELECTRONICS, LTD
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE-MONTH PERIODS ENDED AUGUST 28, 2004 AND AUGUST 30, 2003

	Three months ended

(unaudited, in thousands, except per share amounts, as restated (See Note B))	August 28, 2004	August 30, 2003

Net sales	$138,520	$119,306
Cost of products sold	104,918	90,191

Gross margin	33,602	29,115

Selling, general and administrative expenses	29,289	25,845

Operating income	4,313	3,270
Other expense
Interest expense	2,257	2,547
Other, net	928	2,585

Total other expense	3,185	5,132

Income (loss) before income taxes	1,128	(1,862)

Income taxes	321	(680)

Net income (loss)	$807	$(1,182)

Net income per share - basic:
Net income (loss) per share	$0.05	$(0.08)

Average shares outstanding	15,872	13,925

Net income per share - diluted:
Net income (loss) per share	$0.05	$(0.08)

Average shares outstanding	16,124	13,925

Dividends per common share	$0.04	$0.04

Statement of comprehensive income (loss):
Net income (loss)	$807	$(1,182)

Currency translation	460	(170)
Fair value adjustment to market appreciation on investment, net of income tax effect	74	88
Cash flow hedges, net of income tax effect	41	112

Comprehensive income (loss)	$1,382	$(1,152)

See notes to condensed consolidated financial statements.

RICHARDSON ELECTRONICS, LTD
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE-MONTH PERIODS ENDED AUGUST 28, 2004 AND AUGUST 30, 2003

(unaudited, in thousands, as restated (See Note B))	Three months ended

	August 28, 2004	August 30, 2003

OPERATING ACTIVITIES
Net income (loss)	$807	$(1,182)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	1,302	1,492
Amortization of intangibles and financing costs	45	75
Deferred income taxes	306	(680)
Other non-cash items in net income	1,186	3,066
Receivables	802	(1,857)
Inventories	(10,590)	955
Other current assets	(1,361)	(33)
Accounts payable	2,833	6,128
Other liabilities	(4,921)	(1,474)

Net cash provided by (used in) operating activities	(9,591)	6,490

FINANCING ACTIVITIES
Proceeds from borrowings	20,000	6,000
Payments on debt	(38,756)	(8,349)
Proceeds from stock issuance	27,893	122
Cash dividends	(679)	(546)

Net cash provided by (used in) financing activities	8,458	(2,773)

INVESTING ACTIVITIES
Capital expenditures	(2,292)	(1,270)
Earnout payment related to acquisitions	(545)	(726)
Proceeds from sales of available-for-sale securities	144	1,387
Purchases from sales of available-for-sale securities	(144)	(1,387)
Other	(90)	-

Net cash used in investing activities	(2,927)	(1,996)

Effect of exchange rate changes on cash	(109)	(1,212)
Net decrease in cash	(4,169)	509
Cash at beginning of period	16,927	16,874

Cash at end of period	$12,758	$17,383

See notes to condensed consolidated financial statements.

RICHARDSON ELECTRONICS, LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and except where indicated)

     Note A – Basis of Presentation

     The accompanying unaudited Condensed Consolidated Financial Statements (Statements) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the results of interim periods have been made and such adjustments were of a normal and recurring nature. The results of operations and cash flows for the three-month period ended August 28, 2004 are not necessarily indicative of the results that may be expected for the year ended May 28, 2005.
     For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A for the fiscal year ended May 29, 2004. Certain fiscal 2004 balances have been reclassified to conform to the 2005 presentation.

     Note B – Restatement

     In the second quarter of fiscal 2004, the Company identified an accounting error in a foreign subsidiary which affected previously reported interest expense for seven quarters beginning with the third quarter of fiscal 2002 and ending with the first quarter of fiscal 2004. The error, which aggregated to $738, was corrected by a restatement of these prior periods. The restatement decreased net income $113.9 for the first quarter of fiscal 2004, and decreased diluted earnings per share to $0.03 versus the $0.04 previously reported. The Company filed Form 10-Q/A for the first quarter of fiscal 2004 on January 30, 2004 to reflect these changes.
     In connection with the Company's independent registered public accounting firm's review of the Company's Form 10-Q for the third quarter of fiscal 2005, an error was identified that occurred in the application of Financial Accounting Standards Board Statement No. 52, Foreign Currency Translation, on intercompany indebtedness with its subsidiaries, which affected previously reported currency translation. The consolidated financial statements for fiscal 2002 and 2003, selected quarterly financial data for fiscal 2003 and 2004, and the condensed consolidated financial statements for the three- and six-month periods ended August 28, 2004 and November 27, 2004 have been restated to correct this error.
     A reconciliation of reported net income to restated net income (loss), including the additional interest expense for the first quarter of fiscal 2004 and the impact of the currency translation adjustment for the first quarter of fiscal 2005 and 2004, is provided in the following table:
	First Quarter

	FY 2005	FY 2004

Previously reported net income with additional interest expense	$1,249	$392
Currency Translation Adjustment	(442)	(1,574)

Restated net income (loss)	$807	$(1,182)

Previously reported basic and diluted net income per share	$0.08	$0.03
Currency Translation Adjustment	(0.03)	(0.11)

Restated basic and diluted net income (loss) per share	$0.05	$(0.08)

     A reconciliation of reported condensed consolidated balance sheets to restated assets and stockholders' equity is provided in the following table. The cumulative adjustment represents the effect of the restatement through and including May 29, 2004.

	August 28, 2004 As Reported	Cumulative Adjustment	1st QTR FY 2005 Adjustment	August 28, 2004 As Restated

Deferred tax assets (non-current)	$6,984	3,607	280	$10,871
Other assets	$4,417	122	99	$4,638
Retained earnings	$10,477	(5,918)	(442)	$4,117
Accumulated other comprehensive income (loss)	$(11,932)	9,632	836	$(1,464)

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

     Note G – Income Taxes

     The income tax provisions for the three-month period ended August 28, 2004 and August 30, 2003 were 28.5% and 36.5%, respectively. The difference between the effective tax rate and the U.S. statutory rate of 35% primarily results from the Company’s geographic distribution of taxable income and losses and certain non-tax deductible charges.

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

	First Quarter

	FY 2005	FY 2004

	(as restated)	(as restated)
Numerator for basic and diluted EPS:
Net income (loss)	$807	$(1,182)

Denominator:
Denominator for basic EPS
Weighted average common shares outstanding	15,872	13,925
Effect of dilutive securities:
Unvested restricted stock awards	21	-
Dilutive stock options	231	-

Shares applicable to diluted income (loss) per common share	16,124	13,925

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
	First Quarter

	FY 2005	FY 2004

	(as restated)	(as restated)
Net income (loss), as reported	$807	$(1,182)
Add: Stock-based compensation expense included in reported net income (loss), net of tax	51	60
Deduct: Stock-based compensation expense determined under fair value-based method for all awards, net of taxes	(216)	(272)

Pro-forma net income (loss)	$642	$(1,394)

Net income per share, basic and diluted:
Reported net income (loss)	$0.05	$(0.08)
Pro-forma compensation expense, net of taxes	(0.01)	(0.02)

Pro-forma net income (loss) per share	$0.04	$(0.10)

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

	First Quarter

	FY 2005	FY 2004

Sales - segments total	$136,815	$116,916
Other sales	1,705	2,390

Sales	$138,520	$119,306

Gross margin - segments total	$34,408	$29,471
Gross margin on other sales	(806)	(356)

Gross margin	$33,602	$29,115

Segment direct operating contribution	$19,598	$17,099
Gross margin on other sales	(806)	(356)
Regional selling expenses	(4,539)	(4,434)
Administrative expenses	(9,940)	(9,039)

Operating income	$4,313	$3,270

	As of

	August 28,	May 29,
	2004	2004

	(as restated)
Segment assets
	$206,187	$194,115
Cash	12,758	16,927
Other current assets	16,172	30,086
Net property	31,651	30,589
Other assets	23,448	11,228

Total assets	$290,216	$282,945

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

     Note L – Subsequent Event

     The Company filed a request with the Securities and Exchange Commission (“SEC”) for the withdrawal of its Registration Statement on Form S-4 (File No. 333-113569), as amended, together with all exhibits on September 28, 2004. The registration statement related to a proposed offer to exchange new convertible debt securities for the Company’s outstanding 81/4 % Convertible Senior Subordinated Debentures and 71/4 % Convertible Subordinated Debentures.
     On September 28, 2004, the Company announced that its Board of Directors has authorized management to repurchase $12,000,000 of principal amount of the Company’s outstanding 71/4 % Convertible Subordinated Debentures and/or 81/4 % Convertible Senior Subordinated Debentures in the open market, in privately-negotiated transactions or otherwise, subject to compliance with applicable rules of the Securities and Exchange Commission and obtaining the consent of the Banks pursuant to its Bank Credit Facility, which the Company is confident will be provided. The timing and amounts of repurchases, if any, will also depend on market conditions, the Company’s financial condition and other factors. The Company expects to use funds borrowed under its Bank Credit Facility for the repurchases.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (in thousands, except per share amounts and except where indicated)

     First Quarter Overview

     In the quarter ended August 28, 2004, the Company posted sales of $138.5 million, which marked a record fiscal first quarter sales level for the Company and marked the ninth consecutive quarter of year-over-year sales growth. Net income for the quarter was $807 or $0.05 per share compared to a net loss of $1,182 or $0.08 per share a year ago.
     The 16.1% increase in sales was partially offset by a 16.3% increase in cost of products sold and a 13.3% increase in selling, general and administrative (SG&A) expenses from the prior year. However, SG&A expenses as a percentage of sales represented 21.1% in the quarter compared to 21.7% a year ago. During the quarter, the Company received $27.9 million in proceeds from its equity offering that was used to reduce debt. The Company reduced debt by $18.8 million while cash decreased $4.2 million and working capital requirements increased $13.2 million after excluding cash, currency translation, acquisition, income tax, and short term debt.
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
     Other, net expenses totalled $928 in the first quarter of fiscal 2005, including a foreign exchange loss of $901, and a net investment loss of $51. Other, net expenses totalled $2,585 in the first quarter of fiscal 2004, including a foreign exchange loss of $2,180, a loss of $250 on fixed asset disposition, and a net investment loss of $110.
     During the second quarter of fiscal 2004, the Company identified an accounting error that occurred in its Swedish subsidiary which affected interest expense previously reported for the prior seven quarters in the aggregate amount of $738. On January 30, 2004, the Company filed amended Form 10-K/A for fiscal 2003 and Form 10-Q/A for the period ended August 30, 2003, which increased interest expense reported in those periods (See Note B).
     In connection with the Company's independent registered public accounting firm's review of the Company's Form 10-Q for the third quarter of fiscal 2005, an error in the application of Statement of Financial Accounting Standards No. 52, Foreign Currency Translation, was identified that related to the foreign currency translation on intercompany indebtedness with its subsidiaries. The consolidated financial statements for fiscal 2002 and 2003, selected quarterly financial data for fiscal 2003 and 2004, and the condensed consolidated financial statements for the three- and six month periods ended August 28, 2004 and November 27, 2004 have been restated to correct this error (See Note B). The restatement increased other expense by $713 and $2,538 for the three-month periods of fiscal 2005 and 2004, respectively.

Income Tax Provision

     The effective tax rate for the three-month period of fiscal 2005 decreased to 28.5% compared to 36.5% from a year ago. The effective tax rate differs from the statutory rate of 35.0% primarily due to the impact of certain non-tax deductible charges, the Company's foreign sales corporation benefits on export sales, state taxes, and the tax impact of non-U.S. operations. As the Company restated its first quarter fiscal 2004 results because of the accounting error in its Swedish subsidiary associated with the interest expense, no adjustment was made to the income tax provision since the Company does not believe it is more likely than not that the benefits of the foreign losses will be realized. As a result, there were significant fluctuations in the income tax rate in the first half of fiscal 2004. The restatement described above served to decrease income tax expense by $271 and $964 for the three-month periods of fiscal 2005 and 2004, respectively.
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

  Net Income

      Net income increased substantially from the prior year by 168.3%. The positive increase resulted from the Company's emphasis on growth with cost minimization. Net income for the first quarter was $807, or $0.05 per share, compared to net loss of $1,182, or $0.08 per share, a year ago.

     Liquidity and Capital Resources

     Cash and cash equivalents were $12.8 million at August 28, 2004, a decrease of $4.2 million from the beginning of the fiscal year. During the first quarter of fiscal 2005, the Company used $9.6 million of cash in operating activities. Working capital requirements increased $13.2 million after excluding cash, currency translation, acquisition, income tax, and short term debt, primarily resulting from an increase of $10.6 million in inventory.
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
     During the quarter, the Company had an equity offering for 3 million shares of stock that contributed $27.9 million in proceeds that was used to reduce debt. The Company reduced debt by $18.8 million while cash decreased $4.2 million and working capital requirements increased $13.2 million after excluding cash, currency translation, acquisition, income tax, and short term debt. The Company was in compliance with all debt covenants for the period ended August 28, 2004.
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
     During fiscal 2005, the Company has made significant progress on remediating the material weaknesses previously described in the Company's Annual Report on Form 10-K/A for the year ended May 29, 2004, including implementation of the following measures:

-
The Company developed formal procedures for financial statement variance analysis and balance sheet reconciliations. The monthly closing schedule was formally communicated to all subsidiaries. The procedures were put in place during the second quarter of fiscal 2005 and are currently being tested as part of the Sarbanes-Oxley assessment process this fiscal year.

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

     Except as noted above, there have been no changes in the Company's internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

Part II	Table of Contents

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS (in thousands, except where indicated)

     No material developments have occurred in the matters reported under the category “Legal Proceedings” in the Registrant’s Report on Form 10-K/A for the fiscal year ended May 29, 2004, except that (i) the claim of one of the two customers of the Company’s German subsidiary who made a claim in fiscal year 2003 in connection with heterojunction field effect transistors was settled without any admission of liability on the part of the Company and without any material consideration from the Company, the settlement amount being paid by the Company’s insurance carrier, and (ii) Microsemi, against whom the Company has filed a complaint to recover damages in excess of $814 for breach of contract, has filed a complaint in the U.S. District Court, Central District of California, Case No. CV04-6108 GHK (JWJx) claiming trademark infringement.

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