Form 10-Q/A
period 2004-11-27
RICHARDSON ELECTRONICS LTD/DE
filed 2005-05-17
CIK 355948

RELL FORM 10-Q/A FY05Q2	File:20050516-FY05Q2

Cover Page	Table of Contents
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

Table of Contents	Top of Page

RICHARDSON ELECTRONICS, LTD.
FORM 10-Q/A

INDEX	PAGE

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements	3
Condensed Consolidated Balance Sheets as of November 27, 2004 (as restated) and May 29, 2004	3
Condensed Consolidated Statements of Operations and Comprehensive Income for the Three-Month and Six-Month Periods Ended November 27, 2004 (as restated) and November 29, 2003 (as restated)	4
Condensed Consolidated Statements of Cash Flows for the Six-Month Periods Ended November 27, 2004 (as restated) and November 29, 2003 (as restated)	5
Notes to the Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3. Quantitative and Qualitative Disclosures About Market Risk	16
Item 4. Controls and Procedures	16

PART II - OTHER INFORMATION
Item 1. Legal Proceedings	17
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3. Defaults upon Senior Securities	17
Item 4. Submission of Matters to a Vote of Security Holders	17
Item 5. Other Information	17
Item 6. Exhibits	17

Signature	18

Exhibit Index	18

Download FORM 10-Q/A in PDF format

EXPLANATORY NOTE

Richardson Electronics, Ltd. (the "Company") is filing this amendment to its Quarterly Report on Form 10-Q for the fiscal quarter ended November 27, 2004, originally filed January 21, 2005, to reflect certain adjustments to restate the Company's condensed consolidated financial statements.

In connection with the Company's independent registered public accounting firm's review of the Company's Form 10-Q for the third quarter of fiscal 2005, an error in the application of Statement of Financial Accounting Standards No. 52, Foreign Currency Translation, was identified that related to the foreign currency translation on intercompany indebtedness with its subsidiaries. The consolidated financial statements for fiscal 2002 and 2003, the quarters of fiscal 2004, and the condensed consolidated financial statements for the three- and six-month periods ended August 28, 2004 and November 27, 2004 have been restated to correct this error. The restatement increased net income for the first six months of fiscal 2005 from $2,910,000 to $4,851,000, respectively. Balance sheet accounts including deferred tax assets of $6,338,000, other assets of $4,952,000, retained earnings of $10,877,000, and accumulated other comprehensive income (loss) of ($5,509,000), all as previously reported, have been restated to $8,764,000, $5,160,000, $6,900,000, and ($1,102,000), respectively. This Form 10-Q/A contains changes of Item I - Financial Statements, and Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations to reflect this restatement.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RICHARDSON ELECTRONICS, LTD
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of

	November 27,	May 29,
(in thousands, except per share amounts)	2004	2004

	(unaudited) as restated (See Note K)
ASSETS
Current Assets
Cash	$17,328	$16,927
Receivables, less allowance of $2,651 and $2,516	115,186	106,130
Inventories, net	106,546	92,297
Prepaid expenses	3,716	3,817
Deferred income taxes, net	12,698	15,922

Total current assets	255,474	235,093

Property, plant and equipment, net	33,294	30,589
Goodwill	5,847	5,613
Deferred income taxes, net (non-current)	8,764	6,733
Other assets	5,160	4,917

Total assets	$308,539	$282,945

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$36,754	$33,473
Accrued liabilities	21,289	23,224
Current portion of long-term debt	3,796	4,027

Total current liabilities	61,839	60,724

Long-term debt, less current portion	123,584	133,813
Non-current liabilities	461	241

Total liabilities	185,884	194,778

Stockholders’ Equity
Common stock ($.05 par value; issued 15,542 shares at November 27, 2004 and 12,524 shares at May 29, 2004)	777	626
Class B common stock, convertible ($.05 par value; issued 3,158 shares at November 27, 2004 and 3,168 shares at May 29, 2004)	158	158
Preferred stock ($1.00 par value; no shares issued)	-	-
Additional paid-in capital	122,007	93,877
Common stock in treasury, at cost (1,399 shares at November 27, 2004 and 1,437 shares at May 29, 2004)	(8,289)	(8,515)
Retained earnings	6,900	3,408
Accumulated other comprehensive income (loss)	1,102	(1,387)

Total stockholders’ equity	122,655	88,167

Total liabilities and stockholders' equity	$308,539	$282,945

See notes to condensed consolidated financial statements.

RICHARDSON ELECTRONICS, LTD
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED NOVEMBER 27, 2004 AND NOVEMBER 29, 2003

	Three months ended		Six months ended

(unaudited, in thousands, except per share amounts, as restated (See Note K))	November 27, 2004	November 29, 2003	November 27, 2004	November 29, 2003

Net sales	$151,374	$128,051	$289,894	$247,357
Cost of products sold	114,320	97,109	219,238	187,300

Gross margin	37,054	30,942	70,656	60,057

Selling, general and administrative expenses	32,148	25,495	61,437	51,340

Operating income	4,906	5,447	9,219	8,717
Other expense
Interest expense	2,184	2,558	4,441	5,104
Other, net	(3,405)	(1,686)	(2,477)	900

Total other expense	(1,221)	872	1,964	6,004

Income before income taxes	6,127	4,575	7,255	2,713

Income taxes	2,082	1,424	2,404	744

Net income	$4,045	$3,151	$4,851	$1,969

Net income per share - basic:
Net income per share	$0.23	$0.23	$0.29	$0.14

Average shares outstanding	17,284	13,979	16,578	13,952

Net income per share - diluted:
Net income per share	$0.23	$0.22	$0.29	$0.14

Average shares outstanding	17,479	14,361	16,801	14,281

Dividends per common share	$0.04	$0.04	$0.08	$0.08

Statement of comprehensive income:
Net income	$4,045	$3,151	$4,851	$1,969

Currency translation	1,225	1,333	1,673	1,210
Fair value adjustment to market appreciation on investment, net of income tax effect	(15)	43	59	131
Cash flow hedges, net of income tax effect	-	102	41	214

Comprehensive income	$5,255	$4,629	$6,624	$3,524

See notes to condensed consolidated financial statements.

RICHARDSON ELECTRONICS, LTD
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX-MONTH PERIODS ENDED NOVEMBER 27, 2004 AND NOVEMBER 29, 2003

(unaudited, in thousands, as restated (See Note K))	Six months ended

	November 27, 2004	November 29, 2003

OPERATING ACTIVITIES
Net income	$4,851	$1,969
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	2,368	2,684
Amortization of intangibles and financing costs	172	150
Deferred income taxes	2,654	252
Other non-cash items in net income	(2,340)	1,537
Receivables	(4,245)	(7,652)
Inventories	(11,359)	5,446
Other current assets	(353)	553
Accounts payable	2,458	6,930
Other liabilities	(2,271)	(320)

Net cash provided by (used in) operating activities	(8,065)	11,549

FINANCING ACTIVITIES
Proceeds from borrowings	36,500	21,678
Payments on debt	(49,793)	(26,244)
Net proceeds from stock issuance	27,915	1,002
Cash dividends	(1,359)	(1,097)
Loan restructuring fees	(326)	-

Net cash provided by (used in) financing activities	12,937	(4,661)

INVESTING ACTIVITIES
Capital expenditures	(4,697)	(2,520)
Earnout payment related to acquisitions	(545)	(726)
Proceeds from sales of available-for-sale securities	1,134	2,154
Purchases from sales of available-for-sale securities	(1,134)	(2,154)
Other	(301)	-

Net cash used in investing activities	(5,543)	(3,246)

Effect of exchange rate changes on cash	1,072	248
Net increase in cash	401	3,890
Cash at beginning of period	16,927	16,874

Cash at end of period	$17,328	$20,764

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
     For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A for the fiscal year ended May 29, 2004. Certain fiscal 2004 balances have been reclassified to conform to the 2005 presentation. Certain 2005 amounts for previous quarters have been restated (see Note K).

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

     Note F – Income Taxes

     The income tax provisions for the six-month period ended November 27, 2004 and November 29, 2003 were 33.1% and 27.4%, respectively. The difference between the effective tax rate and the U.S. statutory rate of 35% primarily results from the Company’s geographic distribution of taxable income and losses and certain non-tax deductible charges. With respect to the income tax provision for the six month period ending November 27, 2004, there was a reduction of $723 in the Company’s tax reserve from a statutory expiration of foreign NOL utilization position with an offsetting placement of valuation allowances of $624 for two foreign subsidiaries with multiple year losses and an increase in the Company’s tax reserve of $92 for interest on existing reserve positions.

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

(as restated)	Second Quarter		Six Months

	FY 2005	FY 2004	FY 2005	FY 2004

Numerator for basic and diluted EPS:
Net income	$4,045	$3,151	$4,851	$1,969

Denominator:
Denominator for basic EPS
Weighted average common shares outstanding	17,284	13,979	16,578	13,952
Effect of dilutive securities:
Unvested restricted stock awards	15	33	17	36
Dilutive stock options	180	349	206	293

Shares applicable to diluted income per common share	17,479	14,361	16,801	14,281

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

	Second Quarter		Six Months

(as restated)	FY 2005	FY 2004	FY 2005	FY 2004

Net income, as reported	$4,045	$3,151	$4,851	$1,969
Add: Stock-based compensation expense included in reported net income, net of tax	51	59	102	119
Deduct: Stock-based compensation expense determined under fair value-based method for all awards, net of taxes	(216)	(271)	(431)	(544)

Pro-forma net income	$3,880	$2,939	$4,522	$1,544

Net income per share, basic:
Reported net income	$0.23	$0.23	$0.29	$0.14
Pro-forma compensation expense, net of taxes	(0.01)	(0.02)	(0.02)	(0.03)

Pro-forma net income per share	$0.22	$0.21	$0.27	$0.11

Net income per share, diluted:
Reported net income	$0.23	$0.22	$0.29	$0.14
Pro-forma compensation expense, net of taxes	(0.01)	(0.02)	(0.02)	(0.03)

Pro-forma net income per share	$0.22	$0.20	$0.27	$0.11

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

	Second Quarter		Six Months

	FY 2005	FY 2004	FY 2005	FY 2004

Sales - segments total	$149,584	$126,546	$286,399	$243,462
Other sales	1,790	1,505	3,495	3,895

Sales	$151,374	$128,051	$289,894	$247,357

Gross margin - segments total	$37,790	$31,915	$72,198	$61,386
Gross margin on other sales	(736)	(973)	(1,542)	(1,329)

Gross margin	$37,054	$30,942	$70,656	$60,057

Segment direct operating contribution	$21,714	$19,014	$41,312	$36,113
Gross margin on other sales	(736)	(973)	(1,542)	(1,329)
Regional selling expenses	(4,880)	(4,497)	(9,419)	(8,931)
Administrative expenses	(11,192)	(8,097)	(21,132)	(17,136)

Operating income	$4,906	$5,447	$9,219	$8,717

	As of

	November 27,	May 29,
	2004	2004

	(as restated)
Segment assets
	$218,009	$194,115
Cash	17,328	16,927
Other current assets	26,471	30,086
Net property	33,294	30,589
Other assets	13,437	11,228

Total assets	$308,539	$282,945

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
     In connection with the Company's independent registered public accounting firm's review of the Company's Form 10-Q, an error was discovered with respect to the accounting treatment of certain foreign exchange gains and losses incurred during fiscal 2001 and 2002. These foreign exchange items related to the acquisition in 2001 of AVIV Electronics by one of the Company's subsidiaries, and the reporting of subsequent intercompany transactions between the subsidiary and parent. The terms of the related acquisition agreement obligated the Company's subsidiary to settle an acquisition-related obligation in U.S. dollars, which is not the subsidiary's functional currency. Related foreign exchange losses incurred by the subsidiary during the period from the inception of the obligation through the date of the parent's assumption of the obligation were accounted for in error as an element of accumulated other comprehensive income, rather than as an element of net income. The correction of this error amounts to $580 on a cumulative, net of tax basis.
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
     In connection with the Company's independent registered public accounting firm's review of the Company's Form 10-Q for the third quarter of fiscal 2005, an error that occurred in the application of Financial Accounting Standards Board Statement No. 52, Foreign Currency Translation, was identified on intercompany indebtedness with its subsidiaries, which affected previously reported foreign currency translation. The consolidated financial statements for fiscal 2002 and 2003, selected quarterly financial data for fiscal 2003 and 2004, and the condensed consolidated financial statements for the three and six-month periods ended August 28, 2004 and November 27, 2004 have been restated to correct this error.
     A reconciliation of reported net income to restated net income, including impact of the currency translation adjustment for the second quarter and six months of fiscal 2005 and 2004, is provided in the following table:
	Second Quarter		Six Months

	FY 2005	FY 2004	FY 2005	FY 2004

Previously reported net income	$1,662	$2,205	$2,910	$2,597
Currency Translation Adjustment	2,383	946	1,941	(628)

Restated net income	$4,045	$3,151	$4,851	$1,969

Previously reported basic income per share	$0.10	$0.16	$0.18	$0.19
Currency Translation Adjustment	0.13	0.07	0.11	(0.05)

Restated basic net income per share	$0.23	$0.23	$0.29	$0.14

Previously reported diluted income per share	$0.10	$0.15	$0.17	$0.18
Currency Translation Adjustment	0.13	0.07	0.12	(0.04)

Restated basic net income per share	$0.23	$0.22	$0.29	$0.14

     A reconciliation of reported condensed consolidated balance sheet to amended assets and stockholders' equity is provided in the following table. The cumulative adjustment represents the effect of the restatement through and including August 28, 2004.
	November 27, 2004 As Reported	Cumulative Adjustment	2nd QTR FY 2005 Adjustment	November 27, 2004 As Amended

Deferred tax assets (non-current)	$6,338	3,887	(1,461)	$8,764
Other assets	$4,952	221	(13)	$5,160
Retained earnings	$10,877	(6,360)	2,383	$6,900
Accumulated other comprehensive income (loss)	$(5,509)	10,468	(3,857)	$1,102

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

     For more discussion of such risks, see "Risk Factors" in the Company’s Form 10-K/A filed with the Securities and Exchange Commission on August 11, 2004.
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
     Sales increased for all four strategic business units and geographic areas for the three- and six-month periods over the prior year. The second quarter of fiscal 2005 was the tenth consecutive quarter of year-over-year sales growth for the Company and marked record quarter sales for the Company. Net income for the quarter was $4,045 or $0.23 per share on a diluted basis as compared to net income of $3,151 or $0.22 per share on a diluted basis a year ago. Net income for the quarter was up from the prior year primarily due to the foreign currency exchange gains after offsetting the increased SG&A, which as a percent of sales was 1.3% higher. Increasing cost of the Sarbanes-Oxley compliance program, the global PeopleSoft supply chain implementation, and legal expenses associated with the joint venture and acquisition (see Note L), limited the ability to leverage higher sales with dilution of SG&A as a percent of sales.
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
     Other, net expenses includes foreign exchange gain of $3,299 for the second quarter and $2,398 for six months in fiscal 2005 compared to a foreign exchange gain of $1,592 in the second quarter and loss of $588 for six months in fiscal 2004. The weakening of the US dollar influenced the significant foreign exchange gains.
     An error was identified in the application of Financial Accounting Standards Board Statement No. 52, Foreign Currency Translation, on intercompany indebtedness with its subsidiaries, which affected previously reported foreign currency translation. The financial statements for fiscal 2002 and 2003, selected quarterly financial data for fiscal 2003 and 2004, and the first two quarters of fiscal 2005 have been restated to correct this error (see Note K). The restatement decreased other expense by $2,966 and $1,526 in the three month periods ended November 27, 2004 and November 29, 2003, respectively, decreased other expense by $3,131 in the six-month period ended November 27, 2004, and increased other expense by $1,012 in the six-month period ended November 29, 2003.

Income Tax Provision

     The effective tax rate for the six-month period of fiscal 2005 decreased to 33.1% compared to 27.4% from a year ago. The effective tax rate differs from the statutory rate of 35.0% primarily due to the impact of certain non-tax deductible charges, the Company's foreign sales corporation benefits on export sales, state taxes, and the tax impact of non-U.S. operations. As the Company restated its first quarter fiscal 2004 results because of the accounting error in its Swedish subsidiary associated with the interest expense, no adjustment was made to the income tax provision since the Company does not believe it is more likely than not that the benefits of the foreign losses will be realized. As a result, there were significant fluctuations in the income tax rate in the first half of fiscal 2004. With respect to the income tax provision for the six month period ending November 27, 2004, there was a reduction of $723 in the Company’s tax reserve from a statutory expiration of foreign NOL utilization position with an offsetting placement of valuation allowances of $624 for two foreign subsidiaries with multiple year losses and an increase in the Company's tax reserve of $92 for interest on existing reserve positions. The restatement described above served to increase income tax expense by $1,461 and $580 in the three-month periods ended November 27, 2004 and November 29, 2003, respectively, increased income tax expense by $1,190 in the six-month period ended November 27, 2004, and decreased income tax expense by $384 in the six-month period ended November 29, 2003.
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

Net Income

     Net income for the second quarter of fiscal 2005 was $4,045 or $0.23 per share on a diluted basis as compared to net income of $3,151 or $0.22 per share on a diluted basis a year ago. Net income for the quarter was up from the prior year primarily due to the foreign currency exchange gains after offsetting the increased SG&A, which as a percent of sales was 1.3% higher. Increasing cost of the Sarbanes-Oxley compliance program, the global PeopleSoft supply chain implementation, and legal expenses associated with the joint venture and acquisition (see Note L), limited the ability to leverage higher sales with dilution of SG&A as a percent of sales. Net income for the first half of fiscal 2005 was $4,851 or $0.29 per share on a diluted basis compared to net income of $1,969 or $0.14 per share on a diluted basis in the first half of the prior year.

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

     Inventory days were approximately 85 in the second quarter of fiscal 2005, compared with 89 days in the first quarter of fiscal 2005 and 77 days at the end of fiscal 2004. Initial stocking packages for exclusive supplier agreements caused inventory to increase during the first quarter of fiscal 2005. The exclusive agreement helped the wireless group increase their gross margin as a percentage of sales by approximately 100 basis points. Days sales outstanding were approximately 58 in the second quarter of 2005 compared with 61 days in the first quarter of 2005 and 52 days at the end of fiscal 2004.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      At the Annual Meeting of Stockholders held October 12, 2004, three proposals were submitted to a vote of the Company's stockholders: (1) the election of directors; (2) the Amendment to 1999 Stock Purchase Plan to increase the number of shares to the Plan by 200,000; (3) the appointment of KPMG LLP as independent auditors for fiscal year ending May 28, 2005. Shareholders present in person or by proxy holding shares representing a total of 41,777,046 votes out of a total 45,818,512 entitled to vote at the meeting were present, which was more than the number of votes necessary to constitute a quorum. The following table sets forth the results of the voting:

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