Form 10-K/A
period 2004-05-29
RICHARDSON ELECTRONICS LTD/DE
filed 2005-05-18
CIK 355948

RELL FORM 10-K/A (2) FY2004

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

TABLE OF CONTENTS

Page
SIGNATURES	2
EXHIBIT INDEX	2
Exhibit 31.1 - Certification of Edward J. Richardson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2 - Certification of Kelly Phillips pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

EXPLANATORY NOTE

Richardson Electronics, Ltd. (the "Company") is filing this Amendment 2 to its Annual Report on Form 10-K/A for the fiscal year ended May 29, 2004, originally filed May 17, 2005, to file new Exhibits 31.1 and 31.2 that conform to the form of certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. This Form 10-K/A speaks as of the original filing date and has not been updated to relect events occuring subsequent to the original filing date.

The following is the item of the annual report amended hereby:

 PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

    (c) Exhibit Index.

31.1 - Certification of Edward J. Richardson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 - Certification of Kelly Phillips pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RICHARDSON ELECTRONICS, LTD.

By: /s/ Edward J. Richardson Edward J. Richardson, Chairman of the Board and Chief Executive Officer	By: /s/ Kelly Phillips Kelly Phillips Chief Financial Officer
Date: May 17, 2005