Form 10-Q/A
period 2004-08-28
RICHARDSON ELECTRONICS LTD/DE
filed 2005-05-18
CIK 355948

RELL FORM 10-Q/A(2) FY05Q1	File:20050517-FY05Q1

Cover Page	Table of Contents
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

TABLE OF CONTENTS

Page
SIGNATURE	2
EXHIBIT INDEX	2
Exhibit 31.1 - Certification of Edward J. Richardson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2 - Certification of Kelly Phillips pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

EXPLANATORY NOTE

Richardson Electronics, Ltd. (the "Company") is filing this Amendment 2 to its Quarterly Report on Form 10-Q/A for the fiscal quarter ended August 28, 2004, originally filed May 17, 2005, to file new Exhibits 31.1 and 31.2 that conform to the form of certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. This Form 10-Q/A speaks as of the original filing date and has not been updated to relect events occuring subsequent to the original filing date.

The following is the item of the quarterly report amended hereby:

 PART II - OTHER INFORMATION

Item 6. EXHIBITS

31.1 - Certification of Edward J. Richardson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 - Certification of Kelly Phillips pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

RICHARDSON ELECTRONICS, LTD.

Date:	May 17, 2005	By:	/s/ KELLY PHILLIPS

		Name:	Kelly Phillips

		Title:	Chief Financial Officer

(on behalf of the Registrant and as Principal financial and accounting officer)

2