Form 10-Q/A
period 2005-02-26
RICHARDSON ELECTRONICS LTD/DE
filed 2005-05-18
CIK 355948

RELL FORM 10-Q/A FY05Q3	File:20050517-FY05Q3

Cover Page	Table of Contents
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

EXPLANATORY NOTE

Richardson Electronics, Ltd. (the "Company") is filing this Amendment to its Quarterly Report on Form 10-Q for the fiscal quarter ended February 26, 2005, originally filed May 16, 2005, to file new Exhibits 31.1 and 31.2 that conform to the form of certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. This Form 10-Q/A speaks as of the original filing date and has not been updated to relect events occuring subsequent to the original filing date.

The following is a list of the item of the quarterly report amended hereby:

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