Form 10-Q/A
period 2005-02-26
RICHARDSON ELECTRONICS LTD/DE
filed 2005-05-18
CIK 355948

RELL FORM 10-Q/A (2) FY05Q3	File:20050518-FY05Q3

Cover Page	Table of Contents
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

Table of Contents	Top of Page

RICHARDSON ELECTRONICS, LTD.
FORM 10-Q/A

INDEX	PAGE

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements	3
Condensed Consolidated Balance Sheets as of February 26, 2005 and May 29, 2004	3
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three-Month and Nine-Month Periods Ended February 26, 2005 and February 28, 2004 (as restated)	4
Condensed Consolidated Statements of Cash Flows for the Nine-Month Periods Ended February 26, 2005 and February 28, 2004 (as restated)	5
Notes to Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3. Quantitative and Qualitative Disclosures About Market Risk	17
Item 4. Controls and Procedures	17

PART II - OTHER INFORMATION
Item 1. Legal Proceedings	18
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3. Defaults upon Senior Securities	19
Item 4. Submission of Matters to a Vote of Security Holders	19
Item 5. Other Information	19
Item 6. Exhibits	19

Signature	19

Exhibit Index	20

Download FORM 10-Q/A in PDF format

EXPLANATORY NOTE

     Richardson Electronics, Ltd. (the "Company") is filing this Amendment No. 2 to its Quarterly Report on Form 10-Q for the fiscal quarter ended February 26, 2005, which was filed with the Securities and Exchange Commission (the "SEC") on May 16, 2005 (the "original filing date"), to file new Exhibits 31.1 and 31.2 that conform to the form of certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. This Form 10-Q/A speaks as of the original filing date and has not been updated to reflect events occurring subsequent to the original filing date.

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

RICHARDSON ELECTRONICS, LTD.

Date:	May 18, 2005	By:	/s/ KELLY PHILLIPS

		Name:	Kelly Phillips

		Title:	Chief Financial Officer

(on behalf of the Registrant and as Principal financial and accounting officer)

Exhibit Index	Table of Contents

EXHIBIT INDEX
3(b)	By‑laws of the Company, as amended, incorporated by reference to Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1997.
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