Form 10-Q/A
period 2004-11-27
RICHARDSON ELECTRONICS LTD/DE
filed 2005-05-19
CIK 355948

RELL FORM 10-Q/A (3) FY05Q2	File:20050519-FY05Q2

Cover Page	Table of Contents
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

Download FORM 10-Q/A in PDF format

EXPLANATORY NOTE (The Amendment No. 3)

     Richardson Electronics, Ltd. (the "Company") is filing this Amendment No. 3 to its Quarterly Report on Form 10-Q/A for the fiscal quarter ended November 27, 2004, which was filed with the Securities and Exchange Commission (the "SEC") on May 17, 2005 (the "first amendment filing date"), to file new Exhibits 31.1 and 31.2 that conform to the form of certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. This Form 10-Q/A speaks as of the first amendment filing date and has not been updated to reflect events occurring subsequent to the first amendment filing date.

EXPLANATORY NOTE (The Amendment No. 1)

     The Company filed its Amendment No. 1 to its Quarterly Report on Form 10-Q for the fiscal quarter ended November 27, 2004, originally filed January 21, 2005, to reflect certain adjustments to restate the Company's condensed consolidated financial statements.
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

RICHARDSON ELECTRONICS, LTD.

Date:	May 19, 2005	By:	/s/ KELLY PHILLIPS

		Name:	Kelly Phillips

		Title:	Chief Financial Officer

(on behalf of the Registrant and as Principal financial and accounting officer)

EXHIBIT INDEX
3(b)	By‑laws of the Company, as amended, incorporated by reference to Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1997.
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