Form 10-K/A
period 2004-05-29
RICHARDSON ELECTRONICS LTD/DE
filed 2005-05-20
CIK 355948

RELL FORM 10-K/A (3) FY2004

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

FY 2004 FORM 10-K/A

TABLE OF CONTENTS

		Page
Part I
Item 1.	Business	4
Item 2.	Properties	10
Item 3.	Legal Proceedings	10
Item 4.	Submission of Matters to a Vote of Security Holders	10

Part II
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities	11
Item 6.	Selected Consolidated Financial Data	12
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	27
Item 8.	Financial Statements and Supplementary Data	28
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	55
Item 9A.	Controls and Procedures	55

Part III
Item 10.	Directors and Executive Officers of the Registrant	57
Item 11.	Executive Compensation	60
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	63
Item 13.	Certain Relationships and Related Transactions	63
Item 14.	Principal Accountant Fees and Services	63

Part IV
Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	64

Signatures		65

Exhibit Index		66

EXPLANATORY NOTE (The Amendment No. 3)

     Richardson Electronics, Ltd. (the "Company") filed this Amendment No. 3, as well as Amendment No. 2, to its Annual Report on Form 10-K/A for the fiscal year ended May 29, 2004, which was filed with the Securities and Exchange Commission (the "SEC") on May 17, 2005 (the "first amendment filing date"), to file new Exhibits 31.1 and 31.2 that conform to the form of certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
     This amendment to the original Form 10-K amends and restates the original Form 10-K , as amended in Amendment No. 1 and No. 2, in its entirety, but does not reflect events occurring after the original filing of the Form 10-K. All information contained in this amendment and the original Form 10-K is subject to updating and supplementing as provided in the periodic reports filed subsequent to the original filing date with the Securities and Exchange Commission. The filing of this Form 10-K/A shall not be deemed an admission that the original filing, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement therein not misleading.

EXPLANATORY NOTE (The Amendment No. 1)

     The Company filed this first amendment to its Annual Report on Form 10-K for the fiscal year ended May 29, 2004, originally filed August 11, 2004, to reflect certain adjustments to restate the Company’s fiscal year 2003 and 2002 financial statements.
     In connection with our independent reqistered public accounting firm's review of the Company's Form 10-Q for the third quarter of fiscal 2005, an error was identified in the application of Statement of Financial Accounting Standards No. 52, Foreign Currency Translation, that related to the foreign currency translation on intercompany indebtedness with its subsidiaries. The consolidated financial statements for fiscal 2002 and 2003, selected quarterly financial data for fiscal 2003 and fiscal 2004, and the condensed consolidated financial statements for the three-and six-month periods ended August 28, 2004 and November 27, 2004 have been restated to correct this error. The restatement changed the net loss for fiscal 2002 and 2003 from $11,459,000 and $27,993,000 to $11,331,000 and $26,851,000, respectively . This Form 10-K/A contains changes of Item 6 - Selected Consolidated Financial data, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, Item 8 - Financial Statements and Supplementary Data, and Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure to reflect this restatement.

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

RICHARDSON ELECTRONICS, LTD.

By: /s/ Edward J. Richardson* Edward J. Richardson, Chairman of the Board and Chief Executive Officer	By: /s/ Bruce W. Johnson Bruce W. Johnson, President and Chief Operating Officer
*Date: May 19, 2005 Date: May 16, 2005	By: /s/ Kelly Phillips* Kelly Phillips Chief Financial Officer

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