Form 10-Q/A
period 2004-08-28
RICHARDSON ELECTRONICS LTD/DE
filed 2005-05-20
CIK 355948

RELL FORM 10-Q/A (3) FY05Q1	File:20050519-FY05Q1

Cover Page	Table of Contents
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

EXPLANATORY NOTE (The Amendment No. 3)

     Richardson Electronics, Ltd. (the "Company") filed this Amendment No. 3, as well as Amendment No. 2, to its Quarterly Report on Form 10-Q/A for the fiscal quarter ended August 28, 2004 , which was filed with the Securities and Exchange Commission (the "SEC") on May 17, 2005 (the "first amendment filing date"), to file new Exhibits 31.1 and 31.2 that conform to the form of certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
     This amendment to the original Form 10-Q amends and restates the original Form 10-Q, as amended in Amendment No. 1 and No. 2, in its entirety, but does not reflect events occurring after the original filing of the Form 10-Q. All information contained in this amendment and the original Form 10-Q is subject to updating and supplementing as provided in the periodic reports filed subsequent to the original filing date with the Securities and Exchange Commission. The filing of this Form 10-Q/A shall not be deemed an admission that the original filing, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement therein not misleading.

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