Form 10-K
period 2005-05-28
RICHARDSON ELECTRONICS LTD/DE
filed 2005-08-26
CIK 355948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	FOR ANNUAL REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 28, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Registrant’s telephone number, including area code: (630) 208-2200

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.05 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of November 27, 2004, was approximately $153,700,000.

As of August 24, 2005, there were outstanding 15,608,379 shares of Common Stock, $.05 par value, inclusive of 1,332,053 shares held in treasury, and 3,119,697 shares of Class B Common Stock, $.05 par value, which are convertible into Common Stock of the registrant on a share for share basis.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement dated September 9, 2005 for the Annual Meeting of Stockholders scheduled to be held October 18, 2005, which will be filed pursuant to Regulation 14(A), are incorporated by reference in Part III of this Report. Except as specifically incorporated herein by reference, the above mentioned Proxy Statement is not deemed filed as part of this report.

PART I

Item 1. Business

The Company

Richardson Electronics, Ltd. (the “Company”) was originally incorporated in Illinois in 1947 and is currently incorporated in Delaware. The Company is a global provider of engineered solutions and a distributor of electronic components to the radio frequency (RF) and wireless communications, industrial power conversion, security, and display systems markets with sales in fiscal 2005 of $578.7 million. Utilizing its core engineering and manufacturing capabilities, the Company is committed to a strategy of providing specialized technical expertise and value-added products, or “engineered solutions,” in response to customers’ needs. These solutions consist of products which the Company manufactures or modifies and products which are manufactured to its specifications by independent manufacturers under the Company’s own private labels. Additionally, the Company provides solutions and adds value through design-in support, systems integration, prototype design and manufacturing, testing, and logistics for its customers’ end products. Design-in support includes component modifications or the identification of lower-cost product alternatives or complementary products.

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

The Company implemented restructuring actions during fiscal 2005, including changes in management and a reduction in workforce, in an effort to reduce its cost structure, accelerate the alignment of operations with the Company’s engineered solutions strategy, and improve operating efficiency. The Company recently sold approximately 205 acres of undeveloped real estate adjoining its headquarters in the fourth quarter of fiscal 2005, resulting in a realized gain of $9.9 million before taxes.

During the first quarter of fiscal 2005, the Company had an equity offering for three million shares of common stock that contributed $27.8 million in net proceeds that was used to reduce debt.

Strategic Business Units

The Company serves its customers through four strategic business units focused on different end markets with distinct product and application needs: RF and Wireless Communications Group; Industrial Power Group; Security Systems Division; and Display Systems Group.

Each strategic business unit has dedicated marketing, sales, product management, and purchasing functions to better serve its targeted markets. The strategic business units operate globally, serving North America, Europe, Asia/Pacific, and Latin America.

Selected financial data attributable to each strategic business unit and geographic data for fiscal 2005, 2004, and 2003 is set forth in Note L of the notes to the consolidated financial statements and is incorporated by reference herein.

RF and Wireless Communications Group

The RF and Wireless Communications (RFWC) Group serves the global RF and wireless communications market, including infrastructure and wireless networks. RFWC has a team of RF and wireless engineers who assist customers in designing circuits, selecting cost effective components, planning reliable and timely supply, prototype testing, and assembly. The group offers its customers and vendors complete engineering and technical support from the design-in of RF and wireless components to the development of engineered solutions for their system requirements.

The Company expects continued growth in wireless applications as the demand for many types of wireless communication increases worldwide. The Company believes wireless networking and infrastructure products for a number of niche applications will require engineered solutions using the latest RF technology and electronic components, including: automotive telematics, which is the use of computers and telecommunications to provide wireless voice and data applications in motor vehicles; RF identification, which is an electronic data collection and identification technology for a wide range of products to transfer data between a movable item and a reader to identify, track, or locate items; and wireless local area networks.

In addition to voice communication, the Company believes the rising demand for high-speed data transmission will result in major investments in both system upgrades and new systems to handle broader bandwidth.

The Company supports these growth opportunities by partnering with many of the leading RF and wireless component manufacturers. A key factor in the Company’s ability to maintain a strong relationship with its existing vendors and to attract new vendors is its ability to supply them with worldwide demand forecasts for their existing products as well as products they have in development. The Company has developed internal systems to capture forecasted product demand by potential design opportunity based on ongoing dialogue between its sales team and its customers. The Company shares this information with its manufacturing suppliers to help them predict near and long-term demand and product life cycles. The Company has global distribution agreements with such leading suppliers as ANADIGICS, Anaren, ATC, Freescale, HUBER+SUHNER, M/A-COM, and WJ Communications. In addition, the Company has relationships with many niche RF and wireless suppliers to allow it to serve as a comprehensive RF and wireless resource.

The Company participates in most RF and wireless applications and markets throughout the world, focusing on infrastructure rather than consumer-driven subscriber applications.

The following is a description of RFWC’s major product areas: RF and Microwave Devices—a wide variety of components, such as RF transistors, mixers, switches, amplifiers, oscillators, and RF diodes, which are used in infrastructure, wireless networking, and other related markets, such as broadcast, cable TV, cellular and personal communications service telephony, satellite, wireless local area networks, and various other wireless applications, including the Company’s recently developed In-home Amplifier, which helps increase the ability to send and receive cellular signals from the home. Interconnect Devices—passive components used to connect all types of electronic equipment including those employing RF technology. Digital Broadcast—components and assemblies used in a broad range of applications in the digital broadcast market, including satellite, transmission, and RF components.

Effective for fiscal 2006, management of the semiconductor product lines will be transferred from the Industrial Power Group to RFWC.

Industrial Power Group

The Industrial Power Group (IPG) provides engineered solutions for customers in diverse markets including the steel, automotive, textile, plastics, semiconductor manufacturing, broadcast, and transportation industries. The Company’s team of engineers design solutions for applications such as motor speed controls, industrial heating, laser technology, semiconductor manufacturing equipment, radar, and welding. The group builds on its expertise in power conversion technology to provide engineered solutions to fit its customers’ specifications using what the Company believes are the most competitive components from industry-leading vendors.

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

IPG represents leading manufacturers of electronic components used in industrial power applications. Among the suppliers IPG supports are Advanced Power Technology, Amperex, Cornell-Dubilier, CPI, Eimac, General Electric, International Rectifier, Jennings, Litton, Mitsubishi, NJRC, National, Powerex, Vishay Draloric and Wakefield.

The following is a description of IPG’s major product areas: Power Semiconductors—solid-state, high-frequency, high power products used in semiconductor manufacturing equipment, uninterruptible power supplies, medical radiation, broadcast, and industrial heating applications. Silicon Controlled Rectifiers, Heat Sink Assemblies, and Power Semiconductor Modules—components used in many industrial control applications because of their ability to switch large amounts of power at high speeds. These silicon power devices are capable of operating at up to 4,000 volts at 2,000 amperes. High Voltage and Power Capacitors—devices used in industrial, avionics, medical, and broadcast applications for filtering, high-current bypass, feed-through capacitance for harmonic attenuation, pulse shaping, grid and plate blocking, tuning of tank circuits, antenna coupling, and energy discharge. Power Amplifier/Oscillator Tubes—vacuum or gas-filled tubes used in applications where current or voltage amplification and/or oscillation is required. Applications include induction heating, diathermy equipment, communications, broadcast, and radar systems, and power supplies for voltage regulation or amplification. Microwave Generators—devices that incorporate magnetrons, which are high vacuum oscillator tubes used to generate energy at microwave frequencies. The pulsed magnetron is primarily used to generate high-energy microwave signals for radar applications. Magnetrons are also used in vulcanizing rubber, food processing, packaging, wood/glue drying, in the manufacture of wafers for the semiconductor industry and other industrial heating applications such as microwave ovens, and by the medical industry for sterilization and cancer therapy. Hydrogen Thyratrons—electron tubes capable of high speed and high voltage switching. They are used to control the power in laser and radar equipment and in linear accelerators for cancer treatment. Thyratrons and Rectifiers—vacuum or gas-filled tubes used to control the flow of electrical current. Thyratrons are used to control ignitrons, electric motor speed controls, theatrical lighting, and machinery such as printing presses and various types of medical equipment. Rectifiers are used to restrict electric current flow to one direction in power supply applications. Ignitrons—mercury pool tubes used to control the flow of large amounts of electrical current. Their primary applications are in welding equipment, power conversion, fusion research, and power rectification equipment.

Effective for fiscal 2006, management of the semiconductor product lines will be transferred from IPG to RFWC.

Security Systems Division

The Security Systems Division (SSD) is a global provider of closed circuit television, fire, burglary, access control, sound, and communication products and accessories for the residential, commercial, and government markets. The unit specializes in closed circuit television design-in support, offering extensive expertise with applications requiring digital technology. The products SSD provides are primarily used for security and access control purposes but are also utilized in industrial applications, mobile video, and traffic management.

The security systems industry is rapidly transitioning from analog to digital imaging technology. The Company is positioned to take advantage of this transition through its array of innovative products and solutions marketed under the Company’s National Electronics™, Capture®, AudioTrak®, and Elite National Electronics® brands. The Company hopes SSD will gain additional market share by marketing itself as a value-added service provider and partnering with its other strategic business units to develop customized solutions as the transition to digital technology continues in the security industry.

SSD supports its customer base with products from more than 100 manufacturers including such well-known names as Aiphone, GE, Panasonic, Paradox, Pelco, Sanyo, and Sony, as well as our own private label brands, National Electronics™, Capture®, AudioTrak®, and Elite National Electronics®.

The following is a description of SSD’s major product areas: Closed Circuit Television—products used in surveillance applications and for monitoring hazardous environments in the workplace. Products include: cameras, lenses, cathode ray tube and liquid crystal display monitors, multiplexers, time lapse recorders, computerized digital video recorders, internet-based video servers, and accessories. Burglar and Fire Alarms—devices used to detect the presence of smoke, fire, or intrusion, and communicate information both to occupants and to a central monitoring station. Access Control—hardware-based and software-based solutions used to prevent, monitor, and/or control access. Commercial, Residential, and Professional Sound Systems—sound reproduction components used in background music, paging, and telephonic interconnect systems, along with custom home audio equipment used for distributed music and home theater systems.

Display Systems Group

The Display Systems Group (DSG) is a global provider of integrated display products and systems to the public information, financial, point-of-sale, and medical imaging markets. The group works with leading hardware vendors to offer the highest quality liquid crystal display, plasma, cathode ray tube, and customized display monitors. The group’s engineers design custom display solutions that include touch screens, protective panels, custom enclosures, specialized finishes, application specific software, and privately branded products.

The medical imaging market is transitioning from film-based technology to digital technology. DSG’s medical imaging hardware partnership program allows it to deliver integrated hardware and software solutions for this growing market by combining the Company’s hardware expertise in medical imaging engineered solutions with its software partners’ expertise in picture archiving and communications systems. Through such collaborative arrangements, the Company is able to provide integrated workstation systems to the end user.

The Company’s legacy business of supplying replacement cathode ray tubes continues to be an important market. The Company believes it is successful in supplying replacement cathode ray tubes because of its extensive cross-reference capability. This database, coupled with custom mounting hardware installed by the Company, enables it to provide replacement tubes for more than 200,000 models.

DSG has long-standing relationships with key manufacturers including 3M, Clinton Electronics, IBM, Intel, LG, NEC/Mitsubishi Displays, Panasonic Industrial, Philips-FIMI, Planar Systems, and Siemens Displays. The Company believes these relationships allow it to maintain a well-balanced and technologically advanced line of products.

The following is a description of DSG’s major product areas: Cathode Ray Tubes—vacuum tubes that convert an electrical signal into a visual image to display information on data display monitors. Cathode ray tubes are used in various environments, including hospitals, financial institutions, airports, and numerous other applications wherever large user groups share electronic data visually. This product line includes both monochrome and color tubes. Flat Panel Displays—display monitors incorporating a liquid crystal or plasma panel, as an alternative to the traditional cathode ray tube technology, typically a few inches in depth and ranging from 10" to 52" measured diagonally. These displays are typically integrated with touchscreen technology or special mounting configurations based on the customer’s requirements. High Resolution Medical Displays—an integral component of picture archiving and communications systems, displays are used in diagnostic and non-diagnostic imaging to display the digital image generated from computed tomography, magnetic resonance imaging, radiography, and other digital modalities.

Business Strategies

The Company is pursuing a number of strategies designed to enhance its business and, in particular, to increase sales of engineered solutions.

Capitalize on Engineering and Manufacturing Expertise. The Company believes that its success is largely attributable to its core engineering and manufacturing competency and skill in identifying cost-competitive solutions for its customers, and the Company believes that these factors will be significant to its future success. Historically, the Company’s primary business was the distribution and manufacture of electron tubes, and the

Company continues to be a major supplier of these products. This business enabled the Company to develop manufacturing and design engineering capabilities. Today, the Company uses this expertise to identify engineered solutions for customers’ applications—not only in electron tube technology but also in new and growing end markets and product applications. The Company works closely with its customers’ engineering departments that allow it to identify engineered solutions for a broad range of applications. The Company believes its customers use its engineering and manufacturing expertise as well as its in-depth knowledge of the components best suited to deliver a solution that meets their performance needs cost-effectively.

Target Selected Niche Markets. The Company focuses on selected niche markets that demand a high level of specialized technical service, where price is not the primary competitive factor. These niche markets include wireless infrastructure, high power/high frequency power conversion, custom display, and digital imaging. In most cases, the Company does not compete against pure commodity distributors. The Company often functions as an extension of its customers’ and vendors’ engineering teams. Frequently, the Company’s customers use its design and engineering expertise to provide a product solution that is not readily available from a traditional distributor. By utilizing the Company’s expertise, customers and vendors can focus their engineering resources on more critical core design and development issues.

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

Leverage the Existing Customer Base. An important part of the Company’s growth is derived from offering new products to its existing customer base. The Company supports the migration of its Industrial Power Group customers from electron tubes to newer solid-state technologies. Sales of products other than electron tubes represented approximately 83% of the Company’s sales in fiscal 2005 compared to 76% in fiscal 2000. In addition, the Company’s salespeople increased sales by selling products from all strategic business units to customers who currently may only purchase from one strategic business unit and by selling engineered solutions to customers who currently may only purchase standard components.

Growth and Profitability Strategies

The Company’s long-range growth plan centers around three distinct strategies by which it seeks to maximize its overall profitability:

Focus on Internal Growth. The Company believes that, in most circumstances, internal growth provides the best means of expanding its business, both on a geographic and product line basis. The recent economic downturn increased the trend to outsourcing engineering as companies focused on their own core competencies, which the Company believes contributed to the increased demand for its engineered solutions. As technologies change, the Company plans to continue to capitalize on its customers’ need for design engineering. In fiscal 2005, sales were made to approximately 37,000 customers. The Company has developed internal systems to capture forecasted product demand by potential design opportunity. This allows the Company to anticipate the customers’ future requirements and identify new product opportunities. In addition, the Company shares these future requirements with its manufacturing suppliers to help them predict near and long-term demand, technology trends and product life cycles.

Expansion of the Company’s product offerings is an ongoing program. In particular, the following areas have generated significant sales increases in recent years: RF amplifiers; interconnect and passive devices; silicon controlled rectifiers; custom and medical monitors; and digital closed circuit television security systems.

Reduce Operating Costs Through Continuous Operational Improvements. The Company constantly strives to reduce costs in its business through initiatives designed to improve its business processes. Recently, the Company embarked on a vigorous program in an effort to improve operating efficiencies and asset utilization, with an emphasis on inventory control. The Company revised its incentive programs in fiscal 2004 to heighten its managers’ commitment to these objectives. Since fiscal 2004, the strategic business units’ goals are based on return on assets. Additional programs are ongoing, including a significant investment in enterprise resource planning software during fiscal 2006.

Grow Through Acquisitions. The Company has an established record of acquiring and integrating businesses. Since 1980, the Company acquired 35 companies or significant product lines and continues to evaluate acquisition opportunities on an ongoing basis. The Company seeks acquisitions that provide product line growth opportunities by permitting it to leverage its existing customer base, expand the geographic coverage for its existing product offerings, or add incremental engineering resources/expertise. The most significant acquisitions over the past five years include: Celti (fiber optic communication—now part of the RF and Wireless Communications Group) in fiscal 2001; Aviv (design-in services for active and passive components—now part of the RF and Wireless Communications Group) in fiscal 2001; Sangus (RF and microwave applications—now part of the RF and Wireless Communications Group) in fiscal 2002; and Evergreen (power conversion applications—now part of the Industrial Power Group) in fiscal 2004. Effective June 1, 2005, the Company acquired A.C.T. Kern GmbH & Co. KG located in Germany (display technology—now part of the Display Systems Group).

Products and Suppliers

The Company purchases numerous products from various suppliers as noted above under “Strategic Business Units.” During fiscal 2005, the Company added the following suppliers: Aavid Thermal Technologies, Raltron Electronics Corporation, Sony Ericsson Mobile Communications (USA) Incorporated, NEC Display Solutions, Fractus SA, Aeroflex-Inmet, Teledyne Relays, CTS Wireless, LG, and ATC.

The Company evaluates its customers’ needs and maintains sufficient inventories in an effort to ensure its customers a reliable source of supply. The Company would generally anticipate holding 90 days of inventory in the normal course of operations. This level of inventory is higher than some of its competitors due to the fact that the Company sells a number of products representing older, or trailing edge, technology that may not be available from other sources. The market for these trailing edge technology products is declining and as manufacturers for these products exit the business, the Company, at times, purchases a substantial portion of their remaining inventory. The Company also maintains an inventory of a broad range of products (which contributes to a higher total inventory) to be able to promptly service those customers who are buying product for replacement of components in equipment critical to preventing downtime of their operations. In other segments of the business, such as the RF and Wireless Communications Group, the market for the Company’s products is characterized by rapid change and obsolescence as a result of the development of new technologies, particularly in the semiconductor markets it serves. Since fiscal 2004, the Company has embarked on a vigorous program in an effort to improve operating efficiencies and asset utilization, with a particular emphasis on inventory control.

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

In addition to third party products, the Company distributes proprietary products principally under the trade names Amperex®, AudioTrak®, Call Capture™, Capture®, Cetron®, Elite National Electronics®, National®, National Electronics®, Pixelink™, and RF Gain™.

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

Sales and Marketing

As of the end of fiscal 2005, the Company employed approximately 565 sales personnel worldwide. In addition, there are approximately 158 authorized representatives, who are not the Company’s employees, selling its products, primarily in regions where the Company does not have a direct sales presence. Many of the Company’s field representatives focus on just one of its strategic business units, while others focus on all of its strategic business units within a particular geographic area. The Company’s sales representatives are compensated in part on a salaried basis and in part on a commission basis.

The Company offers various credit terms to qualifying customers as well as prepayment, credit card, and cash on delivery terms. The Company establishes credit limits prior to selling product to its customers and routinely reviews delinquent and aging accounts. The Company establishes reserves for estimated credit losses in the normal course of business.

Distribution

The Company maintains an inventory of more than 750,000 part numbers in its inventory database and estimates more than 80% of orders received by 6:00 p.m. local time are shipped complete the same day. Customers can access the Company’s product inventory through electronic data interchange either at the Company’s web site, www.rell.com, through its catalog, www.catalog.rell.com, or by telephone. Customer orders are processed by the regional sales offices and supported by one of the Company’s principal distribution facilities in LaFox, Illinois; Lincoln, England; Vancouver, British Columbia; or Singapore, Republic of Singapore and/or its 39 additional stocking locations throughout the world. The Company utilizes a sophisticated data processing network that provides on-line, real-time interconnection of all sales offices and central distribution operations, 24 hours per day, seven days per week. Information on stock availability, cross-reference information, customers, and market analyses are instantly obtainable throughout the entire distribution network.

International Sales

In fiscal 2005, 58.8% of the Company’s sales and 24.9% of the Company’s purchases of products were made outside the U.S. The Company anticipates that it may continue to expand its international operations to the extent that suitable opportunities become available. Accordingly, its future results could be adversely affected by a variety of factors which are not present for companies with operations and sales solely within the United States, including: changes in currency exchange rates; changes in a specific country’s or region’s political or economic conditions, particularly in emerging markets, including the possibility of military action or other hostilities and confiscation of property; increases in trade protection measures and import or export licensing requirements; changes in tax laws and international tax treaties; restrictions on the Company’s ability to repatriate investments and earnings from foreign operations; difficulty in staffing and managing widespread operations; differing labor regulations; differing protection of intellectual property; changes in regulatory requirements; shipping costs and delays; and difficulties in accounts receivable collection. Such risks could result in substantial increases in costs, the reduction of profit, the inability to do business, and other adverse effects.

Backlog

The Company’s backlog of orders was approximately $97.8 million and $100.7 million as of May 28, 2005 and May 29, 2004, respectively. The Company expects to fill all backlog orders within fiscal 2006.

Employees

As of May 28, 2005, the Company employed 1,165 individuals on a full-time basis. Of these, 586 were located in the United States and 579 were employed internationally. The worldwide employee base included 691 in sales and product management, 198 in distribution support, 148 in administrative positions, and 128 in value-added and product manufacturing. All of the Company’s employees are non-union. The Company considers its relationships with its employees to be good.

Competition

The Company believes that engineering capability, exclusive vendor relationships, and product diversity create segmentation among its competitors. The Company believes that the key competitive factors in its markets include the ability to provide engineered solutions, inventory availability, product quality, reliable delivery, and price. The Company believes that, on a global basis, it is a significant provider of engineered solutions and products which utilize RF and power semiconductors and subassemblies, electron tubes, cathode ray tubes, custom and medical monitors, and security systems. In many instances, the Company’s competition is its customer base and their decision to make or buy, as well as the original equipment manufacturer for sales of replacement parts and system upgrades to service existing installed equipment. In addition, the Company competes worldwide with other general line distributors and other distributors of electronic components.

Patents and Trademarks

The Company holds or licenses certain manufacturing patents and trademark rights. Although the Company’s patents and trademarks have some value, they are not material to the Company’s success, which depends principally upon its core engineering capability, marketing technical support, product delivery, and the quality and economic value of its products.

Seasonal Variations

The Company experiences moderate seasonality in its business and typically realizes higher sequential sales in its second and fourth fiscal quarters, reflecting increased transaction volume after the summer and holiday months in its first and third fiscal quarter periods.

Website Access to SEC Reports

The Company maintains an Internet website at www.rell.com. The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 are accessible through the website, free of charge, as soon as reasonably practicable after these reports are filed electronically with the Securities and Exchange Commission. To access these reports, go to the Company’s website at www.rell.com/investor.asp. The foregoing information regarding the Company’s website is for your convenience and the contents of the Company’s website is not deemed to be incorporated by reference in this report filed with the Securities and Exchange Commission.

Item 2. Properties

The Company owns six facilities and leases 69 facilities. The Company owns its corporate facility and largest distribution center, which is located on approximately 96 acres in LaFox, Illinois, consisting of approximately 242,000 square feet of manufacturing, warehouse, and office space. The Company maintains geographically diverse facilities because management believes this will limit market risk and exchange rate exposure. The Company considers its properties to be generally well maintained, in sound condition and repair, and adequate for its present needs. The extent of utilization varies from property to property and from time to time during the year.

The principal facilities of the Company and the primary use and segments at those locations are as follows:

Location	Leased or Owned	Use	Segment
Sao Paulo, Brazil	Leased	Distribution	RFWC, IPG, SSD, DSG
Brampton, Canada	Leased	Sales/Distribution	RFWC, IPG, SSD, DSG
Burnaby, Canada	Leased	Sales/Distribution	SSD
Toronto, Canada	Leased	Sales/Distribution	SSD
Montreal, Canada	Leased	Sales/Distribution	SSD
Shanghai, China	Leased	Sales	RFWC, IPG, DSG
Lincoln, England	Owned	Sales/Distribution	RFWC, IPG, SSD, DSG
Colombes, France	Leased	Sales/Distribution	RFWC, IPG, SSD, DSG
Puchheim, Germany	Leased	Distribution	RFWC, IPG, SSD, DSG
Raanana, Israel	Leased	Sales/Distribution	RFWC, IPG, SSD, DSG
Florence, Italy	Owned	Sales/Distribution	RFWC, IPG, SSD, DSG
Tokyo, Japan	Leased	Sales/Distribution	RFWC, IPG, DSG
Seoul, Korea	Leased	Sales	RFWC, IPG, DSG
Singapore, Singapore	Leased	Sales/Distribution	RFWC, IPG, DSG
Madrid, Spain	Owned	Sales/Distribution	RFWC, IPG, SSD, DSG
Jarfalla, Sweden	Leased	Sales	RFWC, IPG, SSD, DSG
Taipei, Taiwan	Leased	Sales/Distribution	RFWC, IPG, DSG
San Jose, California	Leased	Sales	RFWC, IPG, DSG
Woodland Hills, California	Leased	Sales	RFWC, IPG, DSG
Atlanta, Georgia	Leased	Sales/Distribution	SSD
Elgin, Illinois	Leased	Distribution	RFWC
Geneva, Illinois	Owned	Distribution	RFWC, IPG, DSG
Geneva, Illinois	Leased	Distribution	RFWC, IPG, SSD, DSG
LaFox, Illinois*	Owned	Sales/Distribution	RFWC, IPG, SSD, DSG
Hudson, Massachusetts	Leased	Sales/Distribution	DSG
Ronkonkoma, New York	Leased	Sales	RFWC, IPG, DSG
Cedars, Pennsylvania	Leased	Sales	RFWC
Houston, Texas	Leased	Distribution	SSD
Houston, Texas	Leased	Sales	SSD

*	LaFox, Illinois is also the location of the Company’s corporate headquarters.

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

On December 20, 2002, the Company filed a complaint against Signal Technology Corporation in the United States District Court for the Northern District of Illinois, which the Company dismissed on February 27, 2003. On February 14, 2003, Signal Technology filed a declaratory judgment suit against the Company in Superior Court, Boston, Massachusetts, and on March 4, 2003, the Company filed a complaint against Signal Technology Corporation in the Circuit Court of Cook County, Illinois. On February 13, 2004, the Company dismissed its complaint in Circuit Court, Cook County, Illinois. From November 6, 2000 through December 6, 2001, Signal Technology issued six purchase orders to purchase low-frequency amplifiers and other electronic components from the Company and subsequently refused to take delivery of the components. The Company is claiming damages of approximately $2.0 million resulting from Signal Technology’s refusal to take delivery. Signal Technology’s declaratory judgment suit in Massachusetts seeks a ruling that it has no liability to the Company, but Signal Technology has not asserted any claim against the Company.

In fiscal 2003, two customers of the Company’s German subsidiary asserted claims against the Company in connection with heterojunction field effect transistors the Company sold to them. The Company acquired the heterojunction field effect transistors from the manufacturer pursuant to a distribution agreement. The customers claimed that the heterojunction field effect transistors did not meet the specification provided by the manufacturer. The Company has notified the manufacturer and its insurance carrier of these claims. In fiscal 2005, the claim of one of the two customers was settled without any admission of liability on the part of the Company, with a full release from liability and without any material consideration from the Company, the settlement amount being paid by the Company’s insurance carrier. Because the Company’s investigation has not been completed, it is unable to evaluate the merits of the remaining claim or the prospects of recovery from the manufacturer or insurance carrier. The Company intends to vigorously defend the remaining claim and, if it should have any liability arising from this claim, the Company intends to pursue a claim against the manufacturer and the insurer. As of August 26, 2005, no proceedings have been instituted regarding this claim.

The Company has been informed by one of its foreign subsidiaries that its records may not be adequate to support the taxable revenues and deductions included within income tax returns previously filed. At this time, the Company has not received notification from any tax authority regarding this matter. The Company will continue to investigate this matter and take the appropriate actions necessary to minimize any potential liability. As of August 18, 2005, the Company has not developed or obtained specific and definitive information sufficient to reasonably confirm the existence of a tax liability, determine a reasonable range of a potential liability, or otherwise evaluate any exposure to the Company. Although it is difficult to determine the ultimate exposure due to the lack of sufficient information, an unfavorable outcome may be material to the consolidated financial statements.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended May 28, 2005.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

Recent Sales of Unregistered Securities

On February 15, 2005, the Company issued 7 3/4% convertible senior subordinated notes (the Notes) in the amount of $44.7 million pursuant to an indenture with J.P. Morgan Trust Company dated February 14, 2005. The Notes were issued through a private exchange offer with qualified institutional buyers under Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder. An aggregate principal amount of $22.2 million 7 1/4% debentures and $22.5 million 8 1/4% debentures were exchanged for the 7 3/4% notes. The Company previously reported this issuance of notes in a Current Report of Form 8-K filed on February 15, 2005.

Dividends

Annual dividend payments for fiscal 2005 amounted to $2.7 million. All future payments of dividends are at the discretion of the board of directors and will depend on earnings, capital requirements, operating conditions, and such other factors that the board of directors may deem relevant. In each of the last 18 years, the Company has paid a quarterly dividend of $0.04 per common share and $0.036 per Class B common share. Management currently expects this trend to continue in fiscal 2006.

Pursuant to the indentures, see Note F to consolidated financial statements, governing the Company’s 7 1/4% convertible subordinated debentures due December 2006 and 8 1/4% convertible senior subordinate debentures due June 2006, the Company is prohibited from paying a dividend if it is in default under such indenture or if the payment of such dividend would exceed the sum of the Company’s consolidated net income since the end of the last fiscal year prior to issuance of such debentures plus the net proceeds from the sale of Company stock and indebtedness which has been converted into Company stock since the end of the last fiscal year prior to issuance of such debentures plus $30,000,000 in the case of the indenture for the 8 1/4% convertible senior subordinated debentures due June 2006 and $20,000,000 in the case of the indenture for the 7 1/4% convertible subordinated debentures due December 2006. Pursuant to the credit agreement, see Note F to consolidated financial statements, the Company is prohibited from paying dividends in excess of an annualized rate of $0.16 per share of common stock and $0.144 per share of Class B common stock. In addition, the credit agreement prohibits subsidiaries of the Company, other than wholly owned subsidiaries, from paying dividends.

Market Price of Common Stock

The Company’s common stock is traded on the NASDAQ National Market under the trading symbol “RELL.” There is no established public trading market for the Company’s Class B common stock. As of August 24, 2005, there were approximately 910 stockholders of record for their common stock and approximately 18 stockholders of record for their Class B common stock. The following table sets forth, for the periods indicated, the high and low sales prices per share of “RELL” common stock as reported on the NASDAQ National Market.

	2005		2004
	High	Low	High	Low
Fiscal Quarters
First	$11.96	$7.53	$10.79	$7.83
Second	11.30	7.50	12.57	9.65
Third	11.76	9.70	14.00	10.00
Fourth	11.49	7.46	14.08	9.41

Item 6. Selected Consolidated Financial Data

Five-Year Financial Review

(in thousands, except per share amounts)

This information should be read in conjunction with the Company’s consolidated financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.

	Fiscal Year Ended(1)
	2005(2)	2004(3)	2003(4)	2002(5)	2001
Statement of Operations Data:
Net sales(6)	$578,724	$519,823	$464,381	$443,415	$502,197
Costs of products sold	441,817	392,117	365,427	349,326	370,819

Gross margin	136,907	127,706	98,954	94,089	131,378
Selling, general and administrative expenses(6)	128,733	108,299	100,613	98,993	94,272
(Gain) loss on disposal of assets(7)	(9,918)	579	—	—	—
Other expense, net	7,538	10,258	9,700	12,695	13,042

Income (loss) before income taxes and cumulative effect of accounting change	10,554	8,570	(11,359)	(17,599)	24,064
Income tax provision (benefit)	21,865	2,537	(2,370)	(6,268)	7,819

Income (loss) before cumulative effect of accounting change	(11,311)	6,033	(8,989)	(11,331)	16,245
Cumulative effect of accounting change, net of tax(8)	—	—	(17,862)	—	—

Net income (loss)	$(11,311)	$6,033	$(26,851)	$(11,331)	$16,245

Income (loss) per share—basic:
Before cumulative effect of accounting change	$(.67)	$.43	$(.65)	$(.83)	$1.22
Cumulative effect of accounting change, net of taxes	—	—	(1.29)	—	—

Net income (loss) per share—basic	$(.67)	$.43	$(1.94)	$(.83)	$1.22

Income (loss) per share—diluted:
Before cumulative effect of accounting change	$(.67)	$.42	$(.65)	$(.83)	$1.12
Cumulative effect of accounting change, net of taxes	—	—	(1.29)	—	—

Net income (loss) per share—diluted	$(.67)	$.42	$(1.94)	$(.83)	$1.12

Dividends per common share(9)	$.16	$.16	$.16	$.16	$.16
Weighted-average number of common shares outstanding:(10)
Basic	16,942	14,040	13,809	13,617	13,333
Diluted	16,942	14,418	13,809	13,617	17,568
Other Data:
Interest expense	$8,903	$10,257	$10,352	$12,386	$11,146
Investment income	388	227	124	352	575
Depreciation and amortization	5,355	5,231	5,364	5,875	5,776
Capital expenditures	7,086	5,434	6,125	5,727	7,883
Net Sales by Strategic Business Unit:(11)
RF & Wireless Communications Group (RFWC)	$265,602	$231,389	$204,427	$181,969	$220,545
Industrial Power Group (IPG)	122,906	112,737	95,508	95,018	112,889
Security Systems Division (SSD)	105,581	101,979	92,090	85,087	82,352
Display Systems Group (DSG)	78,078	66,452	64,191	60,697	59,476
Medical Glassware (MG)(12)	—	—	—	12,940	15,966
Corporate(13)	6,557	7,266	8,165	7,704	10,969

Consolidated	$578,724	$519,823	$464,381	$443,415	$502,197

Balance Sheet Data:
Cash and cash equivalents	$24,530	$16,927	$16,874	$15,296	$15,946
Working capital	159,326	174,369	179,303	186,554	225,436
Property, plant and equipment, net	31,821	30,589	31,088	28,827	28,753
Total assets	287,818	282,945	267,408	286,653	321,557
Current maturities of long-term debt	22,305	4,027	46	38	205
Long-term debt	98,028	133,813	138,396	132,218	155,134
Stockholders’ equity	104,048	88,167	78,821	102,955	112,795

(1)	Fiscal Year—The Company’s fiscal year ends on the Saturday nearest the end of May. Each of the fiscal years presented contains 52/53 weeks. All references herein for the years 2005, 2004, 2003, 2002, and 2001 represent the fiscal years ended May 28, 2005, May 29, 2004, May 31, 2003, June 1, 2002, and June 2, 2001, respectively.
(2)	In the third quarter of fiscal 2005, the Company recorded a $2.2 million restructuring charge to selling, general and administrative expenses as the Company terminated over 60 employees. In addition, the Company recorded incremental tax provisions of $13.1 million in fiscal 2005 to increase the valuation allowance related to its deferred tax assets in the United States ($12.3 million) and outside the United States ($0.8 million).
(3)	The Company recorded incremental tax provisions of $2.5 million in fiscal 2004 to increase the valuation allowance related to its deferred tax assets outside the United States.
(4)	In the fourth quarter of fiscal 2003, the Company recorded a $16.1 million charge ($10.3 million net of tax) principally related to inventory write-downs and restructuring charges, including a $1.7 million restructuring charge to selling, general and administrative expenses as the Company eliminated over 70 positions or approximately 6% of its workforce. In addition, the Company recorded incremental tax provisions of $1.6 million to establish a valuation allowance related to its deferred tax assets outside the United States.
(5)	In the third quarter of fiscal 2002, the Company recorded a $4.6 million loss ($2.9 million net of tax) related to the disposition of its medical glassware business. In the fourth quarter of fiscal 2002, the Company recorded a $15.3 million charge ($9.8 million net of tax) primarily related to inventory obsolescence.
(6)	The Company reclassified customer discounts from selling, general and administrative expenses to net sales for fiscal 2004, 2003, 2002, and 2001 to conform to the fiscal 2005 presentation.
(7)	In the fourth quarter of fiscal 2005, the Company completed the sale of approximately 205 acres of undeveloped real estate adjoining its headquarter in LaFox, Illinois, resulting in a gain of $9.9 million before taxes.
(8)	In the second quarter of fiscal 2003, the Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets” and as a result recorded a cumulative effect of accounting change of $17.9 million (net of tax of $3.7 million) to write off impaired goodwill. Additionally, effective at the beginning of fiscal 2003, the Company no longer amortizes goodwill. Income (loss) before income taxes included goodwill amortization of $577 in fiscal 2002 and $612 in fiscal 2001.
(9)	The dividend per Class B common share was 90% of the dividend per common share.
(10)	The weighted-average number of common shares outstanding includes 3,120, 3,168, 3,207, 3,207, and 3,220 Class B common shares for the fiscal years ended May 28, 2005, May 29, 2004, May 31, 2003, June 1, 2002, and June 2, 2001, respectively.
(11)	Certain amounts in prior periods were reclassified to conform to the fiscal 2005 presentation.
(12)	In the third quarter of fiscal 2002, the Company sold certain assets of its Medical Systems Group, specifically, inventory and other assets related to its medical glassware product line (MG). MG net sales of $390, $547, and $1,269 in fiscal 2005, 2004 and 2003, respectively, have been reclassified into Corporate.
(13)	Includes freight billed to customers.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

Overview

For the second consecutive year, Richardson Electronics, Ltd. (the “Company”) achieved record sales with all four strategic business units growing sales for the third year in a row. Sales increased to $578.7 million in fiscal 2005 with strong demand for custom display and wireless products. Sales at all four of the Company’s geographic areas increased over fiscal 2004 with continued strength in Asia/Pacific where sales achieved double-digit growth for the seventh consecutive year.

In fiscal 2005, the Company recorded a net loss of $11.3 million, or $0.67 per diluted share, which included incremental tax provisions, gain on sale of land, restructuring and other charges. Incremental income tax provisions of $13.1 million were recorded in fiscal 2005 primarily to increase the valuation allowance related to the Company’s deferred tax assets. The Company sold approximately 205 acres of undeveloped real estate adjoining its headquarters in the fourth quarter of fiscal 2005, resulting in a realized gain of $9.9 million before taxes. In addition, the Company implemented restructuring actions at the end of the third quarter of fiscal 2005, which included changes in management and a reduction in workforce of over 60 employees, to accelerate the alignment of operations with the Company’s engineered solutions strategy and improve operating efficiency.

Restructuring charges of $2.2 million and incremental inventory write-down charges of $0.9 million were recorded in the fiscal year. The restructuring charges were recorded to selling, general and administrative expenses.

In December 2004, the Company acquired the assets of Evergreen Trading Company, a distributor of passive components in China. The aggregate acquisition price was $0.4 million, which was paid in cash. Evergreen Trading Company has been integrated into the Industrial Power Group (IPG). Evergreen Trading Company is similar to the Company in that they also emphasize engineered solutions by offering technical services and design assistance. This acquisition is intended to provide IPG with an infrastructure and a selling organization to more aggressively expand its business throughout China.

Also in December 2004, the Company formed a joint venture with Light Speed Labs, LP to support the Security System Division and Display Systems Group. The joint venture was organized as a limited liability company under the name VConex, LLC and is expected to develop distinctive and proprietary security and display solutions which will be exclusively marketed through the Company. This venture is expected to provide engineering resources and expertise to develop network video technology applications for large national accounts such as retail and hospitality chains for security and display solutions needs.

Description of Business

Richardson Electronics, Ltd. is a global provider of engineered solutions and a distributor of electronic components to the radio frequency (RF) and wireless communications, industrial power conversion, security, and display systems markets. Utilizing its core engineering and manufacturing capabilities, the Company is committed to a strategy of providing specialized technical expertise and value-added products, or “engineered solutions,” in response to customers’ needs. These solutions consist of products which the Company manufactures or modifies and products which are manufactured to its specifications by independent manufacturers under the Company’s own private labels. Additionally, the Company provides solutions and adds value through design-in support, systems integration, prototype design and manufacturing, testing, and logistics for its customers’ end products. Design-in support includes component modifications or the identification of lower-cost product alternatives or complementary products.

The Company’s products include RF and microwave components, power semiconductors, electron tubes, microwave generators, data display monitors, and electronic security products and systems. These products are used to control, switch or amplify electrical power or signals, or as display, recording, or alarm devices in a variety of industrial, communication, and security applications.

The Company’s marketing, sales, product management, and purchasing functions are organized as four strategic business units (SBUs): RF & Wireless Communications Group (RFWC), Industrial Power Group (IPG), Security Systems Division (SSD), and Display Systems Group (DSG), with operations in the major economic regions of the world: North America, Europe, Asia/Pacific, and Latin America.

Results of Operations

Net Sales and Gross Margin Analysis

In fiscal 2005, consolidated net sales increased 11.3% to $578.7 million as all four SBUs increased net sales over the prior year with strong demand for custom display and wireless products. Consolidated net sales in fiscal 2004 increased 11.9% to $519.8 million due to increased demand across all SBUs. Net sales by SBU and percent of consolidated net sales are presented in the following table (in thousands):

	Fiscal Year Ended
	May 28, 2005	May 29, 2004*	May 31, 2003*	FY05 vs FY04 % Change	FY04 vs FY03 % Change
Net Sales
RFWC	$265,602	$231,389	$204,427	14.8%	13.2%
IPG	122,906	112,737	95,508	9.0%	18.0%
SSD	105,581	101,979	92,090	3.5%	10.7%
DSG	78,078	66,452	64,191	17.5%	3.5%
Other	6,557	7,266	8,165	(9.8)%	(11.0)%

Total	$578,724	$519,823	$464,381	11.3%	11.9%

*	NOTE: The data has been reclassified to conform with the fiscal 2005 presentation. The modification includes reclassifying customer cash discounts from selling, general and administrative expenses to net sales. Other consists of freight, other non-specific sales and gross margins, and customer cash discounts.

Gross margin for each SBU and margin as a percent of each SBU’s net sales are shown in the following table. Gross margin reflects the distribution product margin less manufacturing variances, customer returns, scrap and cycle count adjustments, engineering costs, and other provisions. Gross margin on freight, inventory obsolescence provisions, and miscellaneous costs are included under the caption “Other” in fiscal 2004 and 2003. In fiscal 2005, the Company allocated charges related to inventory overstock directly to each SBU (in thousands):

	Fiscal Year Ended
	May 28, 2005		May 29, 2004*		May 31, 2003*
Gross Margin
RFWC	$58,162	21.9%	$52,340	22.6%	$45,687	22.3%
IPG	37,005	30.1%	34,694	30.8%	29,523	30.9%
SSD	26,889	25.5%	26,045	25.5%	22,939	24.9%
DSG	17,865	22.9%	17,105	25.7%	16,218	25.3%

Subtotal	139,921	24.5%	130,184	25.4%	114,367	25.1%
Other	(3,014)		(2,478)		(15,413)

Total	$136,907	23.7%	$127,706	24.6%	$98,954	21.3%

*	NOTE: The data has been reclassified to conform with the fiscal 2005 presentation. The modification includes reclassifying customer cash discounts from selling, general and administrative expenses to net sales. Other consists of freight, other non-specific sales and gross margins, and customer cash discounts.

In fiscal 2005, the Company implemented restructuring actions at the end of the third quarter, which included changes in management and a reduction in workforce of over 60 employees, in an effort to reduce its cost structure, accelerate the alignment of operations with the Company’s engineered solutions strategy, and improve operating efficiency. As a result of the restructuring actions, a restructuring charge of $2.2 million was recorded in selling, general and administrative expenses (SG&A) in the third quarter of fiscal 2005. During the fourth quarter of fiscal 2005, the employee severance and related costs were adjusted resulting in a $0.2 million decrease in SG&A due to the difference between estimated severance costs and actual payouts. Severance costs of $1.1 million were paid in fiscal 2005. The remaining balance payable in fiscal 2006 has been included in accrued liabilities. As of May 28, 2005, the following tables depict the amounts associated with the activity related to restructuring by reportable segment (in thousands):

	Restructuring Liability June 1, 2002	Reserve Recorded Fiscal 2003	Payments Fiscal 2003	Adjustment to Reserve Fiscal 2003	Restructuring Liability May 31, 2003
Fiscal 2003
Employee severance and related costs:
RFWC	$—	$468	$(125)	$—	$343
IPG	—	86	(5)	—	81
SSD	—	161	(40)	—	121
DSG	—	62	(24)	—	38
Corporate	250	833	(474)	—	609

Total	250	1,610	(668)	—	1,192
Lease termination costs:
SSD	—	210	—	—	210

Total	$250	$1,820	$(668)	$—	$1,402

	Restructuring Liability May 31, 2003	Reserve Recorded Fiscal 2004	Payments Fiscal 2004	Adjustment to Reserve Fiscal 2004	Restructuring Liability May 29, 2004
Fiscal 2004
Employee severance and related costs:
RFWC	$343	$289	$(632)	$—	$—
IPG	81	—	(81)	—	—
SSD	121	—	(121)	—	—
DSG	38	—	(38)	—	—
Corporate	609	—	(321)	(288)	—

Total	1,192	289	(1,193)	(288)	—
Lease termination costs:
SSD	210	—	—	(210)	—

Total	$1,402	$289	$(1,193)	$(498)	$—

	Restructuring Liability May 29, 2004	Reserve Recorded Fiscal 2005	Payments Fiscal 2005	Adjustment to Reserve Fiscal 2005	Restructuring Liability May 28, 2005
Fiscal 2005
Employee severance and related costs:
RFWC	$—	$909	$(392)	$(199)	$318
IPG	—	325	(142)	—	183
SSD	—	99	(90)	16	25
DSG	—	416	(186)	—	230
Corporate	—	368	(298)	—	70

Total	—	2,117	(1,108)	(183)	826
Lease termination costs:
SSD	—	35	—	—	35

Total	$—	$2,152	$(1,108)	$(183)	$861

In addition to the restructuring charge, the Company recorded inventory write-down charges of $0.9 million in fiscal 2005. In fiscal 2003, the Company recorded a provision of $13.8 million primarily for inventory obsolescence, overstock, and shrink to write down inventory to net realizable value as the Company aligned its inventory and cost structure to current sales levels amid continued economic slowdown and limited visibility.

Net sales and gross margin trends are analyzed for each strategic business unit in the following sections.

RF & Wireless Communications Group

RF & Wireless Communications Group net sales increased 14.8% in fiscal 2005 to $265.6 million. The sales growth was driven by continued strength in the network access and passive/interconnect product lines as net sales grew 22.1% and 18.0% to $105.3 million and $53.3 million, respectively. Net sales in Asia/Pacific increased 22.9% to $94.2 million in fiscal 2005. In fiscal 2004, RFWC net sales increased 13.2% to $231.4 million due to stronger demand for network access and passive/interconnect products, partially offset by weaker demand in some specialty and broadcast products. The network access and passive/interconnect product line posted net sales growth of 25.7% and 29.1% to $86.4 million and $45.2 million, respectively, in fiscal 2004. RFWC Canadian net sales increased 51.2% to $11.0 million and its Asia/Pacific net sales increased 37.1% to $76.8 million in fiscal 2004.

Gross margins in fiscal 2005 decreased 70 basis points primarily due to inventory write-downs of $1.3 million recorded in the third quarter of fiscal 2005 when the Company implemented restructuring actions. In fiscal 2004, gross margins were up 30 basis points, led by the sales growth of higher margin network access and passive/interconnect product lines. Network access and passive/interconnect product lines gross margins were 24.1% and 25.7% in fiscal 2004 and 24.9% and 27.1% in fiscal 2003, respectively. Gross margins in Canada and Asia/Pacific increased 45.6% and 31.7% in fiscal 2004, respectively.

Industrial Power Group

Industrial Power Group net sales in fiscal 2005 grew 9.0% to $122.9 million as power component net sales increased 17.3% to $40.7 million. Tube net sales grew 4.3% in fiscal 2005 to $80.8 million. In fiscal 2004, net sales increased 18.0% to $112.7 million led by strong, broad-based demand. IPG tube net sales in fiscal 2004 increased 14.8% to $77.4 million and power component net sales increased 25.7% to $34.7 million.

Gross margins in fiscal 2005 decreased 70 basis points to 30.1% primarily due to additional freight expenses of $0.5 million and sales growth of lower margin power component products, which had gross margins of 26.1% in fiscal 2005. Gross margins were relatively flat at 30.8% and 30.9% in fiscal 2004 and 2003, respectively.

Security Systems Division

Net sales for the Security Systems Division increased 3.5% in fiscal 2005 to $105.6 million driven by stronger demand in Canada, partially offset by weaker demand in the U.S. and Europe. Net sales in Canada grew 12.9% to $58.5 million with net sales in the U.S. and Europe declining 8.7% and 4.4% to $27.9 million and $14.2 million, respectively, in fiscal 2005. Net sales in fiscal 2004 exceeded $100 million for the first time, up 10.7% from fiscal 2003 to $102.0 million with strong growth in Canada and renewed growth in the U.S. principally due to an increase in digital video recorder sales. SSD net sales increased 10.5% in the U.S. to $30.6 million and 14.2% in Canada to $51.8 million, respectively, in fiscal 2004.

Gross margins were 25.5% in both fiscal 2005 and 2004. Inventory write-downs of $0.3 million recorded in the third quarter of fiscal 2005 when the Company implemented restructuring actions and additional freight expenses of $1.0 million were partially offset by increased sales growth of higher margin private label sales. In fiscal 2004, gross margins were up 60 basis points as higher margin digital technology products represented a larger percentage of net sales.

Display Systems Group

Display Systems Group net sales in fiscal 2005 grew 17.5% to $78.1 million as large orders drove custom display net sales to increase by 63.7% to $22.0 million. DSG net sales increased 3.5% in fiscal 2004 to $66.5 million as medical monitor net sales increased 14.7% to $26.8 million, reflecting the continued shift from a film-based environment to digital systems. Due to the timing of large project based business, custom display sales declined 18.3% in fiscal 2004 to $13.5 million.

Gross margins in fiscal 2005 decreased 280 basis points primarily due to declining average selling prices for medical monitors. In fiscal 2004, gross margins increased 40 basis points as monitors and specialty displays expanded margins, partially offset by slightly lower margins in custom displays and cathode ray tubes.

Sales by Geographic Area

The Company has grown through a balanced emphasis on investment in both North America and other areas of the world and currently has 34 facilities in North America, 20 in Europe, 16 in Asia/Pacific, and 5 in Latin America. On a geographic basis, the Company primarily categorizes its sales by destination: North America, Europe, Asia/Pacific, Latin America, and Corporate. Net sales and gross margin, as a percent of net sales, by geographic area are as follows (in thousands):

	Fiscal Year Ended
	May 28, 2005	May 29, 2004*	May 31, 2003*	FY05 vs FY04 % Change	FY04 vs FY03 % Change
Net Sales
North America	$303,708	$275,491	$259,606	10.2%	6.1%
Europe	123,846	116,714	103,029	6.1%	13.3%
Asia/Pacific	124,799	104,068	78,146	19.9%	33.2%
Latin America	21,366	20,065	20,521	6.5%	(2.2)%
Corporate	5,005	3,485	3,079	43.6%	13.2%

Total	$578,724	$519,823	$464,381	11.3%	11.9%

	May 28, 2005		May 29, 2004*		May 31, 2003*
Gross Margin
North America	$80,262	26.4%	$71,763	26.0%	$67,829	26.1%
Europe	35,258	28.5%	33,603	28.8%	28,287	27.5%
Asia/Pacific	29,691	23.8%	23,304	22.4%	17,895	22.9%
Latin America	5,879	27.5%	4,860	24.2%	5,272	25.7%

Subtotal	151,090	26.3%	133,530	25.9%	119,283	25.9%
Corporate	(14,183)		(5,824)		(20,329)

Total	$136,907	23.7%	$127,706	24.6%	$98,954	21.3%

*	NOTE: The data has been reclassified to conform to the fiscal 2005 presentation. The modification includes reclassifying customer cash discounts. Europe includes sales and gross margins to Middle East and Africa. Corporate consists of freight and other non-specific sales and gross margins.

Net sales in North America increased 10.2% to $303.7 million in fiscal 2005 led by strong display systems and wireless demand in the U.S. and continued growth in security systems sales in Canada. In fiscal 2004, net sales in North America increased 6.1% to $275.5 million, primarily from Canada’s sales growth of 18.6% to $69.7 million, which was led by improved wireless demand and continued strength in the security systems market. The U.S. had limited sales growth in fiscal 2004 due to completion of a large wireless infrastructure project in the prior year and a trend of customers moving manufacturing to Asia. Gross margins in North

America improved 40 basis points in fiscal 2005 due to expanding margins in Canada for security systems and wireless sales. In fiscal 2004, gross margins remained relatively flat compared to fiscal 2003.

Net sales in Europe increased 6.1% to $123.8 million in fiscal 2005 driven by continued wireless demand growth, particularly in the United Kingdom, France, and Israel. In fiscal 2004, net sales in Europe increased 13.3% to $116.7 million as all countries posted increases in sales, partially due to the weakening U.S. dollar. Italy and Israel led the sales growth in fiscal 2004 with strong wireless demand, specifically network access gains in Italy and infrastructure growth in Israel. Gross margins in Europe decreased 30 basis points in fiscal 2005 due to a decline in high margin cathode ray tube sales in DSG. In fiscal 2004, gross margins improved 130 basis points from 27.5% to 28.8%.

The Company experienced its seventh consecutive year of double-digit growth in Asia/Pacific as net sales grew 19.9% to $124.8 million led by China’s on-going demand growth. Net sales in China increased 60% in fiscal 2005 to $40.4 million. In fiscal 2004, net sales in Asia/Pacific advanced 33.2% in fiscal 2004 following a 13.6% increase in fiscal 2003. Net sales in China continued to grow rapidly, increasing 83.3% to $25.3 million in fiscal 2004 with RFWC net sales more than doubling from the prior year to $21.0 million, as a result of strong infrastructure, network access, and passive/interconnect demand. In fiscal 2005, The Company’s gross margins in Asia/Pacific improved 140 basis points due to expanding margins for wireless sales, particularly in Korea, partially offset by the large sales growth in China at lower margins. Fiscal 2004 gross margins in Asia/Pacific declined slightly from 22.9% to 22.4%.

Net sales in Latin America grew 6.5% in fiscal 2005 to $21.4 million as all four strategic business units increased sales. In fiscal 2004, net sales in Latin America declined 2.2% to $20.1 million as decreased broadcast demand in Colombia and Mexico was partially offset by increased industrial power demand in Brazil and Colombia. Gross margins in Latin America improved 330 basis points in fiscal 2005 as margins recovered for security systems and industrial power sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 18.9% in fiscal 2005 to $128.7 million from $108.3 million in fiscal 2004. The Company implemented restructuring actions at the end of the third quarter of fiscal 2005, which included changes in management and a reduction in workforce, to accelerate the alignment of operations with the Company’s engineered solutions strategy and improve operating efficiency. Increases in expenses included $2.2 million of restructuring costs, $8.5 million of payroll-related expenses, $2.4 million of audit, tax and, Sarbanes-Oxley compliance fees, and incremental expenses related to bad debt, facility costs, and travel. The increase in payroll-related expenses, facility costs, and travel were mainly attributable to supporting the growth in sales.

Selling, general and administrative expenses increased $7.7 million in fiscal 2004 to $108.3 million. Payroll-related expenses increased $4.6 million due primarily to increased sales and additional headcount required to support the sales growth. For fiscal 2004, total selling, general and administrative expenses decreased to 20.8% of sales compared to 21.7% in fiscal 2003.

(Gain) Loss on Disposal of Assets

On May 26, 2005, the Company completed the sale of approximately 205 acres of undeveloped real estate adjoining its headquarters in LaFox, Illinois. The sale resulted in a gain of $9.9 million, before taxes, and was recorded in gain on disposal of assets in the Consolidated Statements of Operations in fiscal 2005.

Other Income and Expense

Interest expense decreased to $8.9 million in fiscal 2005 as a result of payments made to reduce debt from the proceeds received from an equity offering made in the first quarter of fiscal 2005 and elimination of a fixed rate swap, offset by interest on incremental borrowings to fund working capital requirements. Interest expense decreased slightly in fiscal 2004 to $10.3 million, partially due to lower interest on revolving credit agreement and bank loans. The weighted average interest rate was 6.38%, 5.98%, and 6.09% for fiscal 2005, 2004, and 2003, respectively.

Other, net expenses included a foreign exchange gain of $910 and investment income of $388 in fiscal 2005 compared to a foreign exchange loss of $363 and investment income of $227 in fiscal 2004.

Income Tax Provision

At May 28, 2005, domestic net operating loss carryforwards (NOL) amount to approximately $19.9 million. These NOLs expire between 2023 and 2025. Foreign net operating loss carryforwards total approximately $18.4 million with various or indefinite expiration dates. In fiscal 2005, the Company recorded an additional valuation allowance of approximately $0.8 million relating to deferred tax assets and net operating loss carryforwards relating to certain foreign subsidiaries. Also, due to changes in the level of certainty regarding realization, a valuation allowance of approximately $12.3 million was established in fiscal 2005 to offset certain domestic deferred tax assets and domestic net operating loss carryforwards. The Company also has an alternative minimum tax credit carryforward at May 28, 2005, in the amount of $1.2 million that has an indefinite carryforward period.

Income taxes paid, including foreign estimated tax payments, were $3.3 million, $1.7 million, and $2.7 million in fiscal 2005, 2004, and 2003, respectively.

At the end of fiscal 2004, all of the cumulative positive earnings of the Company’s foreign subsidiaries, amounting to $35.1 million, were considered permanently reinvested pursuant to APB No. 23, Accounting for Income Taxes-Special Areas. As such, U.S. taxes were not provided on these amounts. In fiscal 2005, the Company determined that approximately $12.9 million of its foreign subsidiaries’ earnings may be distributed in future years. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income tax and foreign withholding taxes. As such, the Company has established a deferred tax liability of approximately $4.9 million. The remaining cumulative positive earnings of the Company’s foreign subsidiaries were still considered permanently reinvested pursuant to APB No. 23 and amounted to $29.1 million.

The effective income tax rates for the fiscal years ended May 28, 2005 and May 29, 2004 were 36.7% and 29.6%, respectively, excluding the establishment of the domestic valuation allowance and deferred tax liabilities in fiscal 2005. Difference between the effective tax rate as compared to the U.S. federal statutory rate of 34% primarily results from the Company’s geographical distribution of taxable income and losses, certain non-tax deductible charges, and the Company’s extraterritorial income exclusion on export sales, net of state income taxes.

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the Act). The Act provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. In return, the Act also provides for a two-year phase out ending December 31, 2006 of the existing extraterritorial income exclusion (ETI) for foreign sales that was viewed to be inconsistent with the international trade protocols by the European Union. The tax benefit from the current ETI exclusion was $166 and $491 for fiscal 2005 and 2004. When this benefit is fully phased out, it will have a negative impact on the rate because the new deduction for qualified domestic activity will be of minimal benefit to the Company.

Another provision of the Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends-received deduction for certain dividends from controlled foreign corporations. The calculation of the deduction is subject to a number of limitations. This provision of the Act has no material impact on the operations of the Company for fiscal year 2005 and is expected to have no material impact on the operations of the Company for fiscal year 2006, as the Company does not intend at this time to repatriate earnings to the U.S. from foreign countries.

Future effective tax rates could be adversely affected by lower than anticipated earnings in countries where the Company has lower statutory rates, changes in the valuation of certain deferred tax assets or liabilities, or changes in tax laws or interpretations thereof. In addition, the Company is subject to the examination of its income tax returns by U.S. and foreign tax authorities and regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of the provision for income taxes.

Net Income and Per Share Data

In fiscal 2005, the Company reported a net loss of $11.3 million, or $0.67 per diluted share, compared to net income of $6.0 million, or $0.42 per diluted share, in fiscal 2004. In fiscal 2003, the Company reported a net loss of $26.9 million, or $1.94 per diluted share.

Liquidity and Capital Resources

The Company has financed its growth and cash needs largely through income from operations, borrowings under the revolving credit facilities, an equity offering, issuance of convertible senior subordinated notes, and sale of assets. Liquidity provided by operating activities is reduced by working capital requirements, debt service, capital expenditures, dividends, and business acquisitions. Liquidity is increased by proceeds from borrowings and dispositions of businesses and assets.

Cash and cash equivalents was $24.5 million at May 28, 2005. During fiscal 2005, the Company utilized $2.0 million of cash in operating activities. The fiscal 2005 cash utilization was mainly due to the increase in inventories related to the Company’s stocking levels required for new exclusive supplier agreements. Cash and cash equivalents was $16.9 million at May 29, 2004. During fiscal 2004, the Company generated $12.6 million of cash from operating activities. Working capital utilized $0.4 million in fiscal 2004 as receivables rose due to increased sales, partially offset by increased accounts payable.

Inventory days were approximately 81 days at the end of fiscal 2005, compared with 77 days at the end of fiscal 2004, primarily due to initial stocking packages required for new exclusive supplier agreements in fiscal 2005. Inventory management remains an area of focus as the Company seeks to balance the need to maintain strategic inventory levels to ensure competitive lead times against the risk of inventory obsolescence because of rapidly changing technology and customer requirements.

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

Days sales outstanding were approximately 59 days at the end of fiscal 2005 as compared to approximately 52 days at the end of fiscal 2004. Days payable were approximately 28 days at the end of fiscal 2005, compared to 26 days at the end of fiscal 2004.

Net cash provided by financing activities was $6.3 million in fiscal 2005. During the first quarter, the Company had an equity offering for three million shares of common stock that contributed $27.8 million in net proceeds that was used to reduce debt by $17.5 million and to fund working capital requirements.

In October 2004, the Company renewed its multi-currency revolving credit agreement with the current lending group in the amount of $109.0 million. The agreement matures in October 2009, when the outstanding balance at that time will become due. At May 28, 2005, $53.3 million was outstanding on the agreement. The new agreement is principally secured by the Company’s trade receivables and inventory. The agreement bears interest at applicable LIBOR rates plus a margin, varying with certain financial performance criteria. At May 28, 2005, the applicable margin was 175 basis points. Outstanding letters of credit were $1.4 million at May 28, 2005, leaving an unused line of $54.3 million under the total agreement; however, this amount was reduced to $2.6 million due to maximum permitted leverage ratios. The commitment fee related to the agreement is 0.25% per annum payable quarterly on the average daily unused portion of the aggregate commitment.

At May 28, 2005, the Company was not in compliance with its credit agreement covenants with respect to the fixed charge coverage ratio. On August 24, 2005, the Company received a waiver from its lending group for the default and executed an amendment to the credit agreement. The amendment changed the maximum permitted leverage ratios and the minimum required fixed charge coverage ratios for each of the first three quarters of fiscal 2006 to provide the Company additional flexibility for these periods. The Company’s earnings before interest, taxes, depreciation, and amortization (EBITDA), as defined in the credit agreement, was reduced in the second half of fiscal 2005 by restructuring charges, incremental inventory write-down charges, and additional SG&A spending due to higher costs related to audit, tax, and Sarbanes-Oxley compliance fees, as compared to previous quarters in fiscal 2005. As the Company continues to align operations with its engineered solutions strategy and improve operating efficiency in fiscal 2006, EBITDA may be impacted by additional costs associated with these initiatives. The Company anticipates that the amended credit agreement covenants will allow the Company flexibility to continue these initiatives while remaining in compliance with the credit agreement covenants. In addition, the amendment also provides that the Company will maintain excess availability on the borrowing base of not less than $23 million until June 30, 2006 if a default or event of default does not exist on or before this date. The applicable margin pricing has been increased by 25 basis points. In addition, the amendment extended the Company’s requirement to refinance the remaining $22.3 million aggregate principal amount of the 7 1/4% convertible subordinated debentures and the 8 1/4% convertible senior subordinated debentures from February 28, 2006 to June 10, 2006.

In February 2005, the Company issued $44.7 million of 7 3/4% convertible senior subordinated notes due 2011 in exchange for $22.2 million of its 7 1/4% convertible subordinated debentures due December 2006 and $22.5 million of its 8 1/4% convertible senior subordinated debentures due June 2006. The new notes are convertible at the holder’s option, at any time on or prior to maturity, into shares of the Company’s common stock at a price equal to $18.00 per share, subject to adjustments in certain circumstances. On or after December 19, 2006, the Company may elect to automatically convert the new notes into shares of common stock if the trading prices of the common stock exceeds 125% of the conversion price of the new notes for at least twenty trading days during any thirty trading day period ending within five trading days prior to the date of the automatic conversion notice. Subsequent to the exchange, the Company had outstanding $4.8 million of 7 1/4% convertible subordinated debentures due December 2006, $17.5 million of 8¼% convertible senior subordinated debentures due June 2006, and $44.7 million of 7 3/4% convertible senior subordinated notes due December 2011. The amended credit agreement, however, requires the Company to refinance the remaining $22.3 million aggregate principal amount of the 8 1/4% convertible senior subordinated debentures and the 7 1/4% convertible subordinated debentures by June 10, 2006.

Annual dividend payments for fiscal 2005 amounted to $2.7 million. The Company’s policy regarding payment of dividends is reviewed periodically by the Board of Directors in light of the Company’s operating needs and capital structure. Over the last 18 years, the Company has been in a position to regularly pay a quarterly dividend of $0.04 per common share and $0.036 per Class B common share. The Company currently expects this trend to continue in fiscal 2006.

The Company spent approximately $7.1 million on capital projects during fiscal 2005, primarily related to implementing PeopleSoft purchasing and inventory modules, facility improvements at the Corporate headquarters, disaster recovery equipment, and Sarbanes-Oxley remediation software and hardware. The Company spent approximately $5.4 million on capital projects in fiscal 2004. The fiscal 2004 amount primarily related to capitalized PeopleSoft development costs, system hardware and disaster recovery, storage area network, and software.

In May 2005, the Company completed the sale of approximately 205 acres of undeveloped real estate adjoining its headquarters in LaFox, Illinois for $10.9 million, which was used to reduce debt.

The Company had interest rate exchange agreements to convert approximately $36.4 million of floating rate debt to an average fixed rate of 8.7%, which expired in July 2004. Additional interest expense recorded in the Consolidated Statement of Operations related to these agreements was $102, $1,265, and $789 in fiscal 2005, 2004, and 2003, respectively.

See Item 7A for “Risk Management and Market Sensitive Financial Instruments” for information regarding the effect on net income of market changes in interest rates.

Contractual Obligations and Commitments

Certain contractual obligations and other commercial commitments by expiration period are presented in the table below (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Convertible debentures/notes(1)(2)	$66,974	$22,291	$—	$—	$44,683
Convertible debentures/notes—interest(1)(2)	24,911	5,254	10,711	8,946	—
Floating-rate multi-currency revolving credit agreement(3)	53,314	—	—	53,314	—
Floating-rate multi-currency revolving credit agreement—interest(3)	10,737	2,431	7,293	1,013	—
Lease obligations(4)	10,538	5,092	5,037	409	—
Performance bonds(5)	492	—	492	—	—
Other	45	14	28	3	—

Total	$167,011	$35,082	$23,561	$63,685	$44,683

(1)	Convertible debentures consist of the 8 1/4% debentures, with principal of $17.5 million due June 2006, and the 7 1/4% debentures, with principal of $4.8 million due December 2006, both of which are required by the Company’s amended credit agreement to be refinanced by June 2006.
(2)	Convertible notes consist of the 7 3/4% notes, with principal of $44.7 million due December 2011.
(3)	The floating rate multi-currency revolving credit facility matures in October 2009 and bears interest at applicable LIBOR rates plus a 175 basis point margin. Interest in the table above is calculated using 4.56% interest rate and $53,314 principal amount as of May 28, 2005 for all periods presented.
(4)	Lease obligations are related to certain warehouse and office facilities and office equipment under non-cancelable operating leases.
(5)	Certain French customers require a performance bond with an expiration date of August 2006, renewable annually.

The Company believes that the existing sources of liquidity, including current cash, as well as cash provided by operating activities, supplemented as necessary with funds available under credit arrangements, will provide sufficient resources to meet known capital requirements and working capital needs for the fiscal year ended June 3, 2006. However, the Company will need to raise additional capital through debt or equity financings, asset sales, or other sources to refinance the remaining $22.3 million aggregate principal amount of the 8 1/4% and the 7 1/4% convertible debentures by June 2006, as required by the amended credit agreement.

Critical Accounting Policies and Estimates

The Company’s consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires the Company to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to allowances for doubtful accounts, inventories, intangible assets, income taxes, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The policies discussed below are considered by management to be critical to understanding the Company’s financial position and results of operations. Their application involves more significant judgments and estimates in preparation of the Company’s consolidated financial statements. For all of these policies, management cautions that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The estimates are influenced by the following considerations: continuing credit evaluation of customers’ financial conditions; aging of receivables, individually and in the aggregate; large number of customers which are widely dispersed across geographic areas; collectability and delinquency history by geographic area; and the fact that no single customer accounts for 10% or more of net sales. Material changes in one or more of these considerations may require adjustments to the allowance affecting net income and net carrying value of accounts receivable. At May 28, 2005, the balance in the account was $1.9 million as compared to $2.5 million at May 29, 2004.

Impairment of Investments

The Company holds a portfolio of investment securities and periodically assesses its recoverability. In the event of a decline in fair value of an investment, the judgment is made whether the decline is other-than-temporary. Management’s assessment as to the nature of a decline is largely based on the duration of that market decline, financial health of and specific prospects for the issuer, and the Company’s cash requirements and intent to hold the investment. If an investment is impaired and the decline in market value is considered to be other-than-temporary, an appropriate write-down is recorded. The Company recognized investment impairment in fiscal 2005, 2004, and 2003 of $49, $226, and $72, respectively.

Inventories

In fiscal 2003, the Company carried its inventories at the lower of cost or market using the last-in, first-out (LIFO) method. Effective in fiscal 2004, the North American operations, which represent a majority of its operations and approximately 78% of its inventories, changed from the LIFO method to the first-in, first-out (FIFO) method. All other inventories were consistently stated at the lower of cost or market using the FIFO method. The Company believes the FIFO method is preferable in these circumstances because it provides a better matching of revenue and expenses in the Company’s business environment. The accounting change was not material to the financial statements for any of the periods, and accordingly, no retroactive restatement of prior years’ financial statements was made.

Provisions for obsolete or slow moving inventories are recorded based upon regular analysis of stock rotation, obsolescence, and assumptions about future demand and market conditions. If future demands, change in the industry, or market conditions differ from management’s estimates, additional provisions may be necessary.

The Company recorded inventory obsolescence and overstock provisions of $3.9 million, $2.0 million, and $13.8 million in fiscal 2005, 2004, and 2003, respectively, which was included in the cost of products sold. The provisions were principally for obsolete and slow moving parts. The parts were written down to estimated realizable value.

Beginning in fiscal 2004, the Company implemented new policies and procedures to strengthen its inventory management process while continuing to invest in system technology to further enhance its inventory management tools. These policy and procedure changes included increased approval authorization levels for inventory purchases, quarterly quantitative and qualitative inventory aging analysis and review, changes in the budgeting process to establish targets and metrics that relate to its return on assets rather than only a revenue and profit expectation, and realignment of incentive programs in accordance with these targets and metrics. The Company is committed to inventory management as an ongoing process as the business evolves and technology changes.

Long-Lived and Intangible Assets

The Company periodically evaluates the recoverability of the carrying amounts of its long-lived assets, including software, property, plant and equipment. The Company assesses in accordance with Statement of Financial Accounting Standard (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the possibility of long-lived assets being impaired when events trigger the likelihood.

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

Effective June 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. This statement changed the accounting for goodwill and indefinite-lived assets from an amortization approach to an impairment-only approach. As a result of the adoption of SFAS No. 142, the Company recorded a transitional impairment charge during the first quarter of fiscal 2003 of $21.6 million ($17.9 million net of tax), presented as a cumulative effect of accounting change. The Company performed its impairment test during the fourth quarter of each fiscal year. The Company did not find any indication that additional impairment existed and, therefore, no additional impairment loss was recorded in fiscal 2005.

Warranties

The Company offers warranties for specific products it manufactures. The Company also provides extended warranties for some products it sells that lengthen the period of coverage specified in the manufacturer’s original warranty. Terms generally range from one to three years.

The Company estimates the cost to perform under its warranty obligation and recognizes this estimated cost at the time of the related product sale. The Company reports this expense as an element of cost of products sold in its Consolidated Statement of Operations. Each quarter, the Company assesses actual warranty costs incurred, on a product-by-product basis, as compared to its estimated obligation. The estimates with respect to new products are based generally on knowledge of the manufacturers’ experience and are extrapolated to reflect the extended warranty period, and are refined each quarter as better information with respect to warranty experience becomes known.

Warranty reserves are established for costs that are expected to be incurred after the sale and delivery of products under warranty. The warranty reserves are determined based on known product failures, historical experience, and other currently available evidence.

Income Taxes

The Company recognizes deferred tax assets and liabilities based on the differences between financial statement carrying amounts and the tax bases of assets and liabilities. The Company regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance based on historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences, and the implementation of tax planning strategies. If the Company is unable to generate sufficient future taxable income in certain tax jurisdictions, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, the Company could be required to increase its valuation allowance against its deferred tax assets resulting in an increase in its effective tax rate and an adverse impact on operating results.

At May 28, 2005 and May 29, 2004, the Company’s deferred tax assets related to tax carryforwards were $14.2 million and $14.9 million, respectively. The tax carryforwards are comprised of net operating loss carryforwards and other tax credit carryovers. A majority of the net operating losses and other tax credits can be carried forward for 20 years.

The Company has recorded valuation allowances for the majority of its federal deferred tax assets, loss carryforwards, and tax loss carryforwards of certain non-U.S. subsidiaries. The Company believes that the deferred tax assets for the remaining tax carryforwards are considered more likely than not to be realizable based on estimates of future taxable income and the implementation of tax planning strategies.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) revised SFAS No. 123, Accounting for Stock-Based Compensation. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) is effective at the beginning of the next fiscal year that begins after June 15, 2005, or the Company’s fiscal year 2007. The Company is evaluating the impact of the adoption of SFAS No. 123(R) on the financial statements.

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

Investors should consider carefully the following risk factors, in addition to the other information included and incorporated by reference in this annual report on Form 10-K. All statements other than statements of historical facts included in this report are statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. The words “expect,” “estimate,” “anticipate,” “predict,” “believe,” and similar expressions and variations thereof are intended to identify forward-looking statements. Such statements appear in a number of places in this report and include statements regarding the intent, belief or current expectations of the Company, its directors, or its officers with respect to, among other things: (i) trends affecting the Company’s financial condition or results of operations; (ii) the Company’s financing plans; (iii) the Company’s business and growth strategies, including potential acquisitions; and (iv) other plans and objectives for future operations. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties and actual results may differ materially from those predicted in the forward-looking statements or which may be anticipated from historical results or trends.

In addition to the information contained in the Company’s other filings with the Securities and Exchange Commission, factors that could affect future performance include, among others, the following:

The Company has had significant operating and net losses in the past and may have future losses.

The Company reported net losses of approximately $11.3 million in fiscal 2002, $26.9 million in fiscal 2003, and $11.3 million in fiscal 2005 and cannot ensure that it will not experience operating losses and net losses in the future. The Company may continue to lose money if its sales do not continue to increase or its expenses are not reduced. The Company cannot predict the extent to which sales will continue to increase across its businesses or how quickly its customers will consume their inventories of the Company’s products.

The Company maintains a significant investment in inventory and has incurred significant charges for inventory obsolescence and overstock, and may incur similar charges in the future.

The Company maintains significant inventories in an effort to ensure that customers have a reliable source of supply. The market for many of its products is characterized by rapid change as a result of the development of new technologies, particularly in the semiconductor markets served by the Company’s RF and Wireless Communications Group, evolving industry standards, and frequent new product introductions by some of its customers. The Company does not have many long-term supply contracts with its customers. Generally, the Company’s product sales are made on a purchase-order basis, which permits its customers to reduce or discontinue their purchases. If the Company fails to anticipate the changing needs of its customers and accurately forecast their requirements, its customers may not continue to place orders with them and the Company may accumulate significant inventories of products which it will be unable to sell or return to its vendors, or which may decline in value substantially.

In fiscal 2002, the Company recorded a pre-tax provision for inventory obsolescence and overstock of $15.3 million, or $9.8 million net of tax, due to an industry-wide decline in sales, a prolonged recovery period, and changes in its mix of business toward higher technology products, particularly in the telecommunications market. In fiscal 2003, the Company recorded an additional pre-tax provision of $13.8 million, or $8.8 million net of tax, primarily for inventory obsolescence, overstock, and shrinkage, to write-down inventory to net realizable value as it sought to align its inventory and cost structure to then current sales levels amid continued economic slowdown and limited visibility. While the Company did not incur any material provisions for inventory in fiscal 2004, incremental inventory write-down charges of $0.9 million were recorded during fiscal 2005 when the Company implemented restructuring actions and certain product lines were discontinued. The Company cannot ensure that similar charges will not be incurred in the future.

If the Company does not maintain effective internal controls over financial reporting, it could be unable to provide timely and reliable financial information.

As disclosed in the Company’s Management’s Report on Internal Control over Financial Reporting in Part II, Item 9A, “Controls and Procedures” of this Form 10-K, the Company had discovered deficiencies, including material weaknesses, in its internal control over financial reporting. While the Company is taking immediate steps to correct its internal control weaknesses, the material weaknesses that have been discovered will not be considered remediated until the new and improved internal controls for a period of time, are tested and it is concluded that such new and improved internal controls are operating effectively. Pending the successful completion of such testing, the Company will perform mitigating procedures relating to its internal control weaknesses. If the Company fails to remediate any material weaknesses, the Company could be unable to provide timely and reliable financial information, which could have a material adverse effect on its business, results of operations, or financial condition. Furthermore, it is uncertain what impact an adverse opinion or a disclaimed opinion regarding internal controls would have upon the Company’s stock price or business.

Because the Company derives a significant portion of its revenue by distributing products designed and manufactured by third parties, it may be unable to anticipate changes in the marketplace and, as a result, could lose market share.

The Company’s business is driven primarily by customers’ needs and demands for new products and/or enhanced performance, and by the products developed and manufactured by third parties. Because the Company distributes products developed and manufactured by third parties, its business would be adversely affected if its suppliers fail to anticipate which products or technologies will gain market acceptance or if it cannot sell these products at competitive prices. The Company cannot be certain that its suppliers will permit the Company to distribute their newly developed products, or that such products will meet the Company’s customers’ needs and demands. Additionally, because some of the Company’s principal competitors design and manufacture new technology, those competitors may have a competitive advantage over the Company. To successfully compete, the Company must maintain an efficient cost structure, an effective sales and marketing team, and offer additional services that distinguish it from its competitors. Failure to execute these strategies successfully could harm its results of operations.

The Company has exposure to economic downturns and operates in cyclical markets.

As a supplier of electronic components and services to a variety of industries, the Company can be adversely affected by general economic downturns. In particular, demand for the products and services of the Company’s RF and Wireless Communications Group is dependent upon capital spending levels in the telecommunications industry and demand for products and services of its Industrial Power Group is dependent upon capital spending levels in the manufacturing industry, including steel, automotive, textiles, plastics, semiconductors, and broadcast, as well as the transportation industry. Many of its customers delay capital projects during economic downturns. Accordingly, the Company’s operating results for any particular period are not necessarily indicative of the operating results for any future period. The markets served by its businesses have historically experienced downturns in demand that could harm its operating results. Future economic downturns could be triggered by a variety of causes, including outbreaks of hostilities, terrorist actions, or epidemics in the United States or abroad.

The Company has significant debt, which could limit its financial resources and ability to compete and may make it more vulnerable to adverse economic events.

At May 28, 2005, the Company’s total debt was approximately $120.3 million, including its outstanding convertible debentures and convertible notes. The Company has incurred and will likely continue to incur indebtedness to fund potential future acquisitions, for strategic initiatives, to purchase inventory, and for general corporate purposes. Although the Company believes that the cash flow generated by its continuing operations, supplemented as necessary with funds available under credit arrangements is sufficient to meet its repayment obligations for the fiscal year ended June 3, 2006, the Company cannot ensure that this will be the case. However, the Company will need to raise additional capital through debt or equity financings, asset sales, or other sources to refinance the remaining $22.3 million aggregate principal amount of the 8 1/4% and 7 1/4% convertible debentures by June 2006, as required by its amended credit agreement. The Company’s incurrence of additional indebtedness could have important consequences. For example, it could:

•	increase the Company’s vulnerability to general adverse economic and industry conditions;

•	require the Company to dedicate a substantial portion of its cash flow from operations to payments on its indebtedness, thereby reducing the availability of its cash flow to fund working capital, capital expenditures, acquisitions, engineering efforts, and other general corporate purposes, as well as to pay dividends;

•	limit the Company’s flexibility in planning for, or reacting to, changes in its business and the industry in which it operates;

•	place the Company at a competitive disadvantage relative to its competitors who have less debt; or

•	limit, along with the financial and other restrictive covenants in its indebtedness, the Company’s ability to borrow additional funds which could affect its ability to make future acquisitions, among other things.

The Company’s ability to service its debt and meet its other obligations depends on a number of factors beyond its control.

At May 28, 2005, the Company’s total debt was approximately $120.3 million, resulting in a debt-to-equity ratio of 116%, and primarily consisted of:

•	$4.8 million aggregate principal amount of its 7 1/4% debentures, which bear interest at a rate of 7 1/4% per year payable on June 15 and December 15 and mature on December 15, 2006 (the Company’s amended credit agreement requires refinancing by June 10, 2006);

•	$17.5 million aggregate principal amount of its 8 1/4% debentures, which bear interest at a rate of 8 1/4% per year payable on June 15 and December 15 and mature on June 15, 2006 (the Company’s amended credit agreement requires refinancing by June 10, 2006);

•	$44.7 million aggregate principal amount of its 7 3/4% debentures, which bear interest at a rate of 7 3/4% per year payable on June 15 and December 15 and mature on December 15, 2011; and

•	$53.3 million principal amount of indebtedness under the Company’s credit agreement, which matures on October 29, 2009, bears interest at London Interbank Offered Rate (LIBOR), plus a margin varying with certain financial performance criteria. The interest rate was 4.56% at May 28, 2005.

The debt-to-equity ratio has been calculated based on the Company’s balance sheet dated May 28, 2005.

The Company’s ability to service its debt and meet its other obligations as they come due is dependent on its future financial and operating performance. This performance is subject to various factors, including factors beyond the Company’s control such as changes in global and regional economic conditions, changes in its industry or the end markets for its products, changes in interest or currency exchange rates, inflation in raw materials, energy and other costs. Although the Company believes there is available financing for the remaining $22.3 million aggregate principal amount of the 8 1/4% and 7 1/4% convertible debentures (due to be refinanced in June 2006 according to the Company’s amended credit agreement) based on discussions with various investment banking institutions, the Company cannot ensure that it will have the ability to refinance the convertible debentures by June 2006 successfully or with favorable commercial terms.

If the Company’s cash flow and capital resources are insufficient to enable it to service its debt and meet these obligations as they become due, the Company could be forced to:

•	reduce or delay capital expenditures;

•	sell assets or businesses;

•	limit or discontinue, temporarily or permanently, business plans or operations;

•	obtain additional debt or equity financing; or

•	restructure or refinance debt.

The Company cannot ensure the timing of these actions or the amount of proceeds that could be realized from them. Accordingly, the Company cannot ensure that it will be able to meet its debt service and other obligations as they become due or otherwise.

The Company’s success depends on its executive officers and other key personnel.

The Company’s future success depends to a significant degree on the skills, experience, and efforts of its executive officers and other key personnel. The loss of the services of any of its executive officers, particularly Edward J. Richardson, its chairman of the board and chief executive officer, or Bruce W. Johnson, its president and chief operating officer, could significantly harm its business and results of operations.

The Company’s future success will also depend on its ability to attract and retain qualified personnel, including technical and engineering personnel. Competition for such personnel is intense, and the Company cannot assure investors that it will be successful in retaining or attracting such persons. The failure to attract and retain qualified personnel could significantly harm its operations.

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

Recent changes in accounting standards regarding stock option plans could limit the desirability of granting stock options, which could harm the Company’s ability to attract and retain employees, and could also negatively impact its results of operations.

On December 16, 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), Share Based Payment, which requires all companies to treat the fair value of stock options granted to employees as an expense. As a result of SFAS No. 123(R), the Company is required to record compensation expense equal to the fair value of each stock option granted. This change in accounting standards reduces the attractiveness of granting stock options because of the additional expense associated with these grants, which would negatively impact the Company’s results of operations. For example, the Company’s recorded net loss of $11.3 million in fiscal 2005 would have increased by $1.4 million, to a net loss of $12.7 million, and its recorded net income of $6.0 million in fiscal 2004 would have decreased by $1.0 million, to a net income of $5.0 million. Nevertheless, stock options are an important employee recruitment and retention tool, and the Company may not be able to attract and retain key personnel if it reduces the scope of its employee stock option program. Accordingly, as a result of the requirement to expense stock option grants, the Company’s future results of operations would be negatively impacted, as would its ability to use stock options as an employee recruitment and retention tool.

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

Engineering capability, vendor representation, and product diversity create segmentation among distributors. The Company’s ability to compete successfully will depend on its ability to provide engineered solutions, maintain inventory availability and quality, and provide reliable delivery at competitive prices.

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

One of the Company’s growth strategies is to increase its sales and expand its markets through acquisitions. Since 1980, the Company has acquired 35 companies or significant product lines and expects to continue making acquisitions if appropriate opportunities arise in its industry. The Company may not be able to identify and successfully negotiate suitable acquisitions, obtain financing for future acquisitions on satisfactory terms, or otherwise complete future acquisitions. Furthermore, the Company may compete for acquisition and expansion opportunities with companies that have substantially greater resources than it.

Following acquisitions, the acquired companies may encounter unforeseen operating difficulties and may require significant financial and managerial resources that would otherwise be available for the ongoing development or expansion of its existing operations. If the Company is unable to successfully identify acquisition candidates, complete acquisitions, and integrate the acquired businesses with its existing businesses, its business, results of operations and financial condition may be materially and adversely affected and it may not be able to compete effectively within its industry.

If the Company does not continue to reduce its costs, it may not be able to compete effectively in its markets.

The success of the Company’s business depends, in part, on its continuous reduction of costs. The electronic component industries have historically experienced price erosion and will likely continue to experience such price erosion. If the Company is not able to reduce its costs sufficiently to offset future price erosion, its operating results will be adversely affected. The Company has recently engaged in various cost-cutting and other initiatives intended to reduce costs and increase productivity. In fiscal 2005, the Company recorded a $2.2 million restructuring charge as it eliminated over 60 positions or approximately 5% of its workforce. The Company cannot ensure that it will not incur further charges for restructuring as it continues to seek cost reduction initiatives. Alternatively, the Company cannot ensure that it will be able to continue to reduce its costs

The Company’s Industrial Power Group is dependent on a limited number of vendors to supply it with essential products.

Electron tubes and certain other products supplied by the Company’s Industrial Power Group are currently produced by a relatively small number of manufacturers. The Company’s future success will depend, in large part, on maintaining current vendor relationships and developing new relationships. The Company believes that vendors supplying products to some of the product lines of its Industrial Power Group are consolidating their distribution relationships or exiting the business. The five largest suppliers to the Industrial Power Group by percentage of overall Industrial Power Group purchases in fiscal 2005 were Advanced Power Technology Inc., Communications & Power Industries, Inc., Cornell Dubilier Electronics, Covimag S.A., and New Japan Radio Co. Ltd. These suppliers accounted for approximately 56% of the overall Industrial Power Group purchases in fiscal 2005. The loss of one or more of the Company’s key vendors and the failure to find new vendors could significantly harm its business and results of operations. The Company has in the past and may in the future experience difficulties obtaining certain products in a timely manner. The inability of suppliers to provide it with the required quantity or quality of products could significantly harm its business.

Economic, political and other risks associated with international sales and operations could adversely affect the Company’s business.

In fiscal 2005, 58.8% of the Company’s sales were made outside the U.S. and 24.9% of the Company’s purchases of products were from suppliers located outside the U.S. The Company anticipates that it will continue to expand its international operations to the extent that suitable opportunities become available. Accordingly, the Company’s future results of operations could be harmed by a variety of factors which are not present for companies with operations and sales solely within the United States, including:

•	changes in a specific country’s or region’s political or economic conditions, particularly in emerging markets, including the possibility of military action or other hostilities and confiscation of property;

•	increases in trade protection measures and import or export licensing requirements;

•	changes in tax laws and international tax treaties;

•	restrictions on its ability to repatriate investments and earnings from foreign operations;

•	difficulty in staffing and managing widespread operations;

•	differing labor regulations;

•	differing levels of protection of intellectual property;

•	changes in regulatory requirements;

•	shipping costs and delays; or

•	difficulties in accounts receivable collection.

If any of these risks materialize, the Company could face substantial increases in costs, the reduction of profit, and the inability to do business.

The Company is exposed to foreign currency risk.

The Company expects that international sales will continue to represent a significant percentage of its total sales, which expose it to currency exchange rate fluctuations. Since the revenues and expenses of the Company’s foreign operations are generally denominated in local currencies, exchange rate fluctuations between local currencies and the U.S. dollar subject the Company to currency exchange risks with respect to the results of its foreign operations to the extent it were unable to denominate its purchases or sales in U.S. dollars or otherwise shift to its customers or suppliers the risk of currency exchange rate fluctuations. The Company currently does not engage in any significant currency hedging transactions. Fluctuations in exchange rates may affect the results of its international operations reported in U.S. dollars and the value of such operations’ net assets reported in U.S. dollars. Additionally, its competitive position may be affected by the relative strength of the currencies in countries where its products are sold. The Company cannot predict whether foreign currency exchange risks inherent in doing business in foreign countries will have a material adverse effect on its operations and financial results in the future.

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

The Company may have underpaid taxes in a foreign country where is has operations.

The Company has been informed by one of its foreign subsidiaries that its records may not be adequate to support the taxable revenues and deductions included within income tax returns previously filed. At this time, the Company has not received notification from any tax authority regarding this matter. The Company will continue to investigate this matter and take the appropriate actions necessary to minimize any potential liability. As of August 26, 2005, the Company has not developed or obtained specific and definitive information sufficient to reasonably confirm the existence of a tax liability, determined a reasonable range of a potential liability, or otherwise evaluated any exposure to the Company. Although it is difficult to determine the ultimate exposure due to the lack of sufficient information, an unfavorable outcome may be material to the consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Risk Management and Market Sensitive Financial Instruments

The Company’s foreign denominated assets and liabilities are cash, accounts receivable, inventory, accounts payable, and intercompany receivables and payables, primarily in Canada and member countries of the European community and, to a lesser extent, in Asia/Pacific and Latin America. The Company monitors its foreign exchange exposures and has entered into forward contracts to hedge significant transactions; however, this activity is infrequent. The Company did not enter into any forward contracts in fiscal 2005. In fiscal 2004, the Company entered into one forward contract with an approximate value of $85. Other tools that may be used to manage foreign exchange exposures include the use of currency clauses in sales contracts and the use of local debt to offset asset exposures.

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

Under these assumptions, additional interest expense, tax effected, would have increased the net loss by $185 in fiscal 2005 and decreased income by $229 in fiscal 2004. These amounts were determined by considering the impact of the hypothetical 10% interest rate increase on the Company’s variable rate outstanding borrowings.

Had the U.S. dollar strengthened 10% against various foreign currencies, sales would have been lower by an estimated $22.5 million in fiscal 2005 and $20.0 million in fiscal 2004. Total assets would have declined by $10.7 million and $8.2 million in fiscal 2005 and fiscal 2004, respectively, while the total liabilities would have decreased by $4.1 million and $5.0 million in fiscal 2005 and fiscal 2004, respectively. These amounts were determined by considering the impact of the hypothetical 10% decrease in average foreign exchange rates against the U.S. dollar on the sales, assets and liabilities of the Company’s international operations.

The interpretation and analysis of these disclosures should not be considered in isolation since such variances in interest rates and exchange rates would likely influence other economic factors. Such factors, which are not readily quantifiable, would likely also affect the Company’s operations.

Item 8. Financial Statements and Supplementary Data

RICHARDSON ELECTRONICS, LTD.

Consolidated Balance Sheets

(in thousands)

	May 28, 2005	May 29, 2004

Assets
Current Assets
Cash and cash equivalents	$24,530	$16,927
Receivables, less allowance of $1,934 and $2,516	106,928	106,130
Inventories	102,272	92,297
Prepaid expenses	3,293	3,817
Deferred income taxes	6,644	15,922

Total current assets	243,667	235,093

Property, plant and equipment, net	31,821	30,589
Goodwill	6,149	5,778
Other intangible assets, net	1,018	531
Non-current deferred income taxes	428	6,733
Other assets	4,735	4,221

Total assets	$287,818	$282,945

Liabilities and stockholders’ equity
Current Liabilities
Accounts payable	$39,305	$33,473
Accrued liabilities	22,731	23,224
Current portion of long-term debt	22,305	4,027

Total current liabilities	84,341	60,724

Long-term debt, less current portion	98,028	133,813
Non-current liabilities	1,401	241

Total liabilities	183,770	194,778

Stockholders’ Equity
Common stock, $.05 par value; issued 15,597 shares at May 28, 2005 and 12,524 shares at May 29, 2004	780	626
Class B common stock, convertible, $.05 par value; issued 3,120 shares at May 28, 2005 and 3,168 shares at May 29, 2004	156	158
Preferred stock, $1.00 par value, no shares issued	—	—
Additional paid-in capital	121,591	93,877
Common stock in treasury, at cost; 1,332 shares at May 28, 2005 and 1,437 shares at May 29, 2004	(7,894)	(8,515)
Retained earnings (accumulated deficit)	(9,942)	3,408
Accumulated other comprehensive loss	(643)	(1,387)

Total stockholders’ equity	104,048	88,167

Total liabilities and stockholders’ equity	$287,818	$282,945

Certain amounts in fiscal 2004 were reclassified to conform to the fiscal 2005 presentation; See accompanying notes to consolidated financial statements.

RICHARDSON ELECTRONICS, LTD.

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Fiscal Year Ended
	May 28, 2005	May 29, 2004	May 31, 2003
Net sales	$578,724	$519,823	$464,381
Cost of products sold	441,817	392,117	365,427

Gross margin	136,907	127,706	98,954

Selling, general and administrative expenses	128,733	108,299	100,613
(Gain) loss on disposal of assets	(9,918)	579	—

Operating income (loss)	18,092	18,828	(1,659)

Other expense (income):
Interest expense	8,903	10,257	10,352
Investment income	(388)	(227)	(124)
Foreign exchange and other, net	(977)	228	(528)

	7,538	10,258	9,700
Income (loss) before income taxes and cumulative effect of accounting change	10,554	8,570	(11,359)
Income tax provision (benefit)	21,865	2,537	(2,370)

Income (loss) before cumulative effect of accounting change	(11,311)	6,033	(8,989)
Cumulative effect of accounting change, net of tax of $3,725	—	—	(17,862)

Net income (loss)	$(11,311)	$6,033	$(26,851)

Average shares outstanding:
For basic EPS	16,942	14,040	13,809
For diluted EPS	16,942	14,418	13,809

Net income (loss) per share—basic:
Net income (loss) per share before cumulative effect of accounting change	$(0.67)	$0.43	$(0.65)
Cumulative effect of accounting change, net of tax	—	—	(1.29)

Net income (loss) per share—basic	$(0.67)	$0.43	$(1.94)

Net income (loss) per share—diluted:
Net income (loss) per share before cumulative effect of accounting change	$(0.67)	$0.42	$(0.65)
Cumulative effect of accounting change, net of tax	—	—	(1.29)

Net income (loss) per share—diluted	$(0.67)	$0.42	$(1.94)

Dividends per common share	$0.16	$0.16	$0.16

Certain amounts in fiscal 2004 and 2003 were reclassified to conform to the fiscal 2005 presentation; See accompanying notes to consolidated financial statements.

RICHARDSON ELECTRONICS, LTD.

Consolidated Statements of Cash Flows

(in thousands)

	Fiscal Year Ended
	May 28, 2005	May 29, 2004	May 31, 2003
Operating activities:
Net income (loss)	$(11,311)	$6,033	$(26,851)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Gain) loss on disposal of assets	(9,918)	579	—
Depreciation	5,039	4,899	5,093
Amortization of intangibles and financing costs	316	332	271
Deferred income taxes	15,583	1,190	(1,183)
Provision for inventory obsolescence	—	—	10,037
Other charges	—	—	6,041
Goodwill and other intangible assets impairment, net of tax	—	—	17,862
Other non-cash items in net income (loss)	2,323	(90)	(290)
Other liabilities	1,156	4,737	1,319
Receivables	1,822	(19,306)	4,297
Inventories	(8,917)	4,691	2,484
Other	2,993	(207)	(3,054)
Accounts payable and accrued liabilities	(1,118)	9,699	(8,252)

Net cash provided by (used in) operating activities	(2,032)	12,557	7,774

Investing activities:
Capital expenditures	(7,086)	(5,434)	(6,125)
Proceeds from sale of assets	10,925	—	—
Business acquisitions	(971)	(6,196)	(1,108)
Proceeds from sales of available-for-sale securities	3,042	3,946	5,217
Purchases of available-for-sale securities	(3,042)	(3,946)	(5,217)
Other	—	83	(23)

Net cash provided by (used in) investing activities	2,868	(11,547)	(7,256)

Financing activities:
Proceeds from borrowings	113,229	52,105	41,880
Payments on debt	(131,624)	(53,416)	(40,982)
Proceeds from issuance of common stock	29,729	1,656	1,134
Cash dividends	(2,719)	(2,206)	(2,694)
Other (including financing charges)	(2,364)	—	(304)

Net cash provided by (used in) financing activities	6,251	(1,861)	(966)

Effect of exchange rate changes on cash and cash equivalents	516	904	2,026

Increase in cash and cash equivalents	7,603	53	1,578
Cash and cash equivalents at beginning of year	16,927	16,874	15,296

Cash and cash equivalents at end of year	$24,530	$16,927	$16,874

Supplemental Disclosures of Cash Flow Information:
Cash paid during the fiscal year for:
Interest	$9,131	$10,404	$10,246
Income taxes	$3,272	$1,656	$2,657

Certain amounts in fiscal 2004 and 2003 were reclassified to conform to the fiscal 2005 presentation; See accompanying notes to consolidated financial statements.

RICHARDSON ELECTRONICS, LTD.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)

(in thousands, except per share amounts)

	Comprehensive Income (Loss)	Shares Issued		Par Value	Additional Paid-In Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Com- prehensive Income (Loss)	Total
		Common	Class B Common
Balance June 1, 2002		12,144	3,207	$767	$90,291	$(9,386)	$29,171	$(7,888)	$102,955
Comprehensive income:
Net loss	$(26,851)	—	—	—	—	—	(26,851)	—	(26,851)
Recognition of unearned compensation	—	—	—	—	181	—	—	—	181
Currency translation	3,519	—	—	—	—	—	—	3,519	3,519
Fair value adjustments on investment, net of income tax effect	(96)	—	—	—	—	—	—	(96)	(96)
Cash flow hedges, net of income tax effect	(147)	—	—	—	—	—	—	(147)	(147)

Comprehensive income (loss)	$(23,575)

Common stock issued		112	—	6	949	464	—	—	1,419
Dividends paid to:
Class A ($0.04 per share)		—	—	—	—	—	(1,697)	—	(1,697)
Class B ($0.036 per share)		—	—	—	—	—	(462)	—	(462)

Balance May 31, 2003		12,256	3,207	773	91,421	(8,922)	161	(4,612)	78,821
Reclassification-correction of error (1)		—	—	—	—	—	(580)	906	326
Comprehensive income:
Net income	$6,033	—	—	—	—	—	6,033	—	6,033
Recognition of unearned compensation	—	—	—	—	288	—	—	—	288
Currency translation	1,258	—	—	—	—	—	—	1,258	1,258
Fair value adjustments on investment, net of income tax effect	329	—	—	—	—	—	—	329	329
Cash flow hedges, net of income tax effect	732	—	—	—	—	—	—	732	732

Comprehensive income	$8,352

Common stock issued		229	—	11	2,168	407	—	—	2,586
Conversion of Class B shares to common stock		39	(39)	—	—	—	—	—	—
Dividends paid to:
Class A ($0.04 per share)		—	—	—	—	—	(1,747)	—	(1,747)
Class B ($0.036 per share)		—	—	—	—	—	(459)	—	(459)

Balance May 29, 2004		12,524	3,168	784	93,877	(8,515)	3,408	(1,387)	88,167
Comprehensive income (loss):
Net loss	$(11,311)	—	—	—	—	—	(11,311)	—	(11,311)
Recognition of unearned compensation	—	—	—	—	242	—	—	—	242
Currency translation	557	—	—	—	—	—	—	557	557
Fair value adjustments on investment, net of income tax effect	121	—	—	—	—	—	—	121	121
Cash flow hedges, net of income tax effect	66	—	—	—	—	—	—	66	66

Comprehensive income (loss)	$(10,567)

Common stock issued		3,025	—	152	28,153	621	—	—	28,926
Conversion of Class B shares to common stock		48	(48)	—	—	—	—	—	—
Dividends paid to:
Class A ($0.04) per share)		—	—	—	(568)	—	(1,699)	—	(2,267)
Class B ($0.036 per share)		—	—	—	(113)	—	(340)	—	(453)

Balance May 28, 2005		15,597	3,120	$936	$121,591	$(7,894)	$(9,942)	$(643)	$104,048

(1)	In the second quarter of fiscal 2005, an error was discovered with respect to the accounting treatment of certain foreign exchange gains and losses incurred during fiscal 2001 and 2002. These foreign exchange items related to the acquisition in fiscal 2001 of AVIV Electronics by one of the Company’s subsidiaries, and the reporting of subsequent intercompany transactions between the subsidiary and parent. The correction of this error amounted to $580 on a cumulative basis, net of taxes of $326, which is recorded as an adjustment to retained earnings, accumulated other comprehensive loss, and deferred income taxes as of May 29, 2004.

Certain amounts in fiscal 2004 and 2003 were reclassified to conform to the fiscal 2005 presentation; See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

(in thousands, except per share amounts)

Note A—Significant Accounting Policies

Principles of Consolidation: Fiscal Year—Richardson Electronics, Ltd. (the “Company”) fiscal year ends on the Saturday nearest the end of May. Each of the fiscal years presented contains 52 weeks. All references herein for the years 2005, 2004, and 2003 represent the fiscal years ended May 28, 2005, May 29, 2004, and May 31, 2003, respectively.

The consolidated financial statements include the Company and its subsidiaries. Significant intercompany transactions and accounts have been eliminated.

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

Reclassifications and Presentation: Certain amounts in the prior years’ financial statements have been reclassified to conform to the fiscal 2005 presentation.

Fair Values of Financial Instruments: The fair values of financial instruments are determined based on quoted market prices and market interest rates as of the end of the reporting period. The Company’s financial instruments include accounts receivable, accounts payable, accrued liabilities, and long-term debt. The fair values of these financial instruments were, with the exception of long-term debt as disclosed in Note F, not materially different from their carrying or contract values at May 28, 2005 and May 29, 2004.

Cash Equivalents: The Company considers short-term investments that have maturity of three months or less, when purchased, to be cash equivalents. The carrying amounts reported in the balance sheet for cash and cash equivalents approximate the fair market values of these assets.

Inventories: At May 28, 2005, the Company’s worldwide inventories were stated at the lower of cost or market using the first-in, first-out (FIFO) method. Effective June 1, 2003, the North American operations, which represent a majority of the Company’s operations and approximately 78% of the Company’s inventories, changed from the last-in, first-out (LIFO) method to the FIFO method. All other inventories were consistently stated at the lower of cost or market using FIFO method. The Company believes that the FIFO method is preferable because it provides a better matching of revenue and expenses. The accounting change was not material to the financial statements for any of the periods presented, and accordingly, no retroactive restatement of prior years’ financial statements was made. Inventories include material, labor, and overhead associated with such inventories. Substantially all inventories represent finished goods held for sale.

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

Property, Plant and Equipment: Property, plant and equipment are stated at cost. Improvements and replacements are capitalized while expenditures for maintenance and repairs are charged to expense as incurred. Provisions for depreciation are computed principally using the straight-line method over the estimated useful life of the asset. Depreciation expense was $5,039, $4,899, and $5,093 in fiscal 2005, 2004, and 2003, respectively. Property, plant and equipment consist of the following:

	May 28, 2005	May 29, 2004
Land and improvements	$1,347	$2,363
Buildings and improvements	18,966	18,274
Computer and communications equipment	27,024	17,612
Machinery and other equipment	18,558	21,581

	65,895	59,830
Accumulated depreciation	(34,074)	(29,241)

Property, plant and equipment, net	$31,821	$30,589

Supplemental disclosure information of the estimated useful life of the asset:
Land improvements	10 years
Buildings and improvements	10 - 15 years
Computer and communications equipment	3 - 5 years
Machinery and other equipment	3 - 7 years

The Company is in the application development stage of implementing certain modules of enterprise resource management software (PeopleSoft). In accordance with Accounting Standards Executive Committee (AcSEC) Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, the Company capitalizes all direct costs associated with the application development of this software including software acquisition costs, consulting costs, and internal payroll costs. The Statement requires these costs to be depreciated once the application development stage is complete. The unamortized balance of the aforementioned capitalized costs, included within computer and communications equipment, is $5,036 and $9,672 at May 28, 2005 and May 29, 2004, respectively. Depreciation expense for capitalized software costs that relate to PeopleSoft in the post-application development stage was $1,531, $1,239, and $776 in fiscal 2005, 2004, and 2003, respectively.

Other Assets: Other assets consist of the following:

	May 28, 2005	May 29, 2004
Investments	$3,445	$3,058
Notes receivable	955	737
Other deferred charges, net	335	426

Other assets	$4,735	$4,221

The Company’s investments are primarily equity securities, all of which are classified as available-for-sale and are carried at their fair value based on the quoted market prices. Proceeds from the sale of the securities were $3,042, $3,946, and $5,217 during fiscal 2005, 2004, and 2003, respectively, all of which were consequently reinvested. Gross realized gains on those sales were $372, $366, and $351 in fiscal 2005, 2004, and 2003, respectively. Gross realized losses on those sales were $102, $59, and $412 in fiscal 2005, 2004, and 2003, respectively. Net unrealized holding gains of $121, net unrealized holding gains of $329, and net unrealized holding losses of $96 have been included in accumulated comprehensive income (loss) for fiscal 2005, 2004 and

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

2003, respectively. The following table is the disclosure under Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, for the investment in marketable equity securities with fair values less than cost basis:

Description of Securities	Less than 12 months		More than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
May 28, 2005
Common Stock	$2,044	$33	$—	$—	$2,044	$33
May 29, 2004
Common Stock	$2,252	$63	$97	$7	$2,349	$70

Deferred financing costs are amortized using the effective method.

Goodwill and Other Intangible Assets: Effective June 2, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, which requires that goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment testing. Intangible assets with finite lives are amortized over their estimated useful lives on a straight line basis.

Accordingly, the Company discontinued amortization of goodwill and certain intangible assets. Management reviews the valuation of goodwill and intangible assets not subject to amortization at least annually. The Company utilizes the comparison of reporting units’ fair value derived by discounted cash flow analysis and their book value as an indicator of potential impairment. The application of SFAS No. 142 transitional accounting provisions and the annual impairment test are discussed in Note B.

Accrued Liabilities: Accrued liabilities consist of the following:

	May 28, 2005	May 29, 2004
Compensation and payroll taxes	$9,543	$9,828
Interest	2,261	2,752
Income taxes	7,401	6,306
Warranty reserve	1,439	802
Other accrued expenses	2,087	3,536

Accrued liabilities	$22,731	$23,224

Warranties: The Company offers warranties for specific products it manufactures. The Company also provides extended warranties for some products it sells that lengthen the period of coverage specified in the manufacturer’s original warranty. Terms generally range from one to three years.

The Company estimates the cost to perform under its warranty obligation and recognizes this estimated cost at the time of the related product sale. The Company reports this expense as an element of cost of products sold in its Consolidated Statement of Operations. Each quarter, the Company assesses actual warranty costs incurred, on a product-by-product basis, as compared to its estimated obligation. The estimates with respect to new products are based generally on knowledge of the manufacturers’ experience and are extrapolated to reflect the extended warranty period, and are refined each quarter as better information with respect to warranty experience becomes known.

Warranty reserves are established for costs that are expected to be incurred after the sale and delivery of products under warranty. The warranty reserves are determined based on known product failures, historical experience, and other currently available evidence.

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

Non-Current Liabilities: Non-current liabilities of $1,401 at May 28, 2005 represent the pension obligations for qualified Korea and Italy employees and $241 at May 29, 2004 represent the pension obligations for qualified Korea employees.

Foreign Currency Translation: Foreign currency balances are translated into U.S. dollars at end-of-period rates. Revenues and expenses are translated at the current rate on the date of the transaction. Gains and losses resulting from foreign currency transactions are included in income. Foreign currency transactions reflected in operations was gain of $910 in fiscal 2005, loss of $363 in fiscal 2004, and gain of $1,096 in fiscal 2003, respectively. Gains and losses resulting from translation of foreign subsidiary financial statements are credited or charged directly to accumulated other comprehensive income (loss), a component of stockholders’ equity.

Revenue Recognition: The Company’s product sales are recognized as revenue generally upon shipment, when title passes to the customer, delivery has occurred or services have been rendered, and collectibility is reasonably assured. The Company’s terms are generally FOB shipping point and sales are recorded net of discounts, rebates, and returns based on the Company’s historical experience. The Company’s products are often manufactured to meet the specific design needs of its customers’ applications. Its engineers work closely with customers in ensuring that the product the Company seeks to provide them will meet their needs, but its customers are under no obligation to compensate the Company for designing the products it sells; the Company retains the rights to its designs.

Shipping and Handling Fees and Costs: Shipping and handling costs billed to customers are reported as revenue and the related costs are reported as cost of products sold.

Income Taxes: Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences in the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those differences are expected to be recovered or settled. In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion of or all of the deferred tax assets will not be realized. A valuation allowance is recorded for the portion of the deferred tax assets that are not expected to be realized based on the level of historical taxable income, projections for future taxable income over the periods in which temporary differences are deductible, and allowable tax planning strategies.

In fiscal 2005, the Company determined that a portion of its foreign subsidiaries’ cumulative positive earnings may be distributed in future years. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income tax and foreign withholding taxes. As such, the Company established a deferred tax liability in fiscal 2005. The remaining portion of the foreign subsidiaries’ cumulative positive earnings was considered permanently reinvested pursuant to Accounting Principal Board Opinion (APB) No. 23, Accounting for Income Taxes—Special Areas. In fiscal 2004, all of the foreign subsidiaries’ cumulative positive earnings were considered permanently reinvested, and U.S. taxes were not provided on these amounts (see Note I).

Stock-Based Compensation: The Company accounts for its stock option plans in accordance with APB No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. However, the exercise price of all grants under the Company’s option plans has been equal to the fair market value on the date of grant. SFAS No. 123, Accounting for Stock-Based Compensation, requires estimation of the fair value of options granted to employees. Had the Company’s option plans and stock purchase plan been treated as compensatory under the provisions of SFAS No. 123, the Company’s net income (loss) and

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

net income (loss) per share would have been affected as follows (see Note J to Consolidated Financial Statements for underlying assumptions):

	Fiscal Year Ended
	May 28, 2005	May 29, 2004	May 31, 2003
Net income (loss), as reported:	$(11,311)	$6,033	$(26,851)
Add: Stock-based compensation expense included in reported net income (loss), net of taxes	425	284	315
Deduct: Stock-based compensation expense determined under fair value-based method for all awards, net of taxes	(1,834)	(1,273)	(1,561)

Pro-forma net income (loss)	$(12,720)	$5,044	$(28,097)

Net income (loss) per share—basic:
Reported net income (loss)	$(0.67)	$0.43	$(1.94)
Pro-forma compensation expense, net of taxes	(0.08)	(0.07)	(0.09)

Pro-forma net income (loss) per share—basic	$(0.75)	$0.36	$(2.03)

Net income (loss) per share—diluted:
Reported net income (loss)	$(0.67)	$0.42	$(1.94)
Pro-forma compensation expense, net of taxes	(0.08)	(0.07)	(0.09)

Pro-forma net income (loss) per share—diluted	$(0.75)	$0.35	$(2.03)

Earnings per Share: Basic earnings per share is calculated by dividing net income by the weighted average number of common and Class B common shares outstanding. Diluted earnings per share is calculated by dividing net income, adjusted for interest savings, net of tax, on assumed bond conversions, by the actual shares outstanding and share equivalents that would arise from the exercise of stock options, certain restricted stock awards, and the assumed conversion of convertible bonds when dilutive. The per share amounts presented in the Consolidated Statements of Operations are based on the following amounts:

	Fiscal Year Ended
	May 28, 2005	May 29, 2004	May 31, 2003
Numerator for basic EPS:
Net income (loss)	$(11,311)	$6,033	$(26,851)
Denominator for basic EPS:
Weighted average shares outstanding	16,942	14,040	13,809

Numerator for diluted EPS:
Net income (loss)	$(11,311)	$6,033	$(26,851)
Denominator for diluted EPS:
Weighted average shares outstanding	16,942	14,418	13,809

In computation of diluted loss per share for the fiscal year ended May 28, 2005, the assumed conversion of the Company’s 7 1/4% and 8 1/4% convertible debentures, the 7 3/4% convertible notes, all stock options, and all restricted stock awards were excluded because their inclusion would have been antidilutive. In computation of diluted earnings per share for the fiscal year ended May 29, 2004, the assumed conversion of the Company’s 8 1/4% and 7 1/4% convertible debentures and 451 stock options with exercise prices greater than the average

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

market price of the underlying stock were excluded because their inclusions would have been antidilutive. In computation of diluted loss per share for the fiscal year ended May 31, 2003, the assumed conversion of the Company’s 8 1/4% and 7 1/4% convertible debentures, all stock options, and all restricted stock awards were excluded because their inclusion would have been antidilutive.

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

New Accounting Pronouncement: In December 2004, the Financial Accounting Standards Board (FASB) revised SFAS No. 123, Accounting for Stock-Based Compensation. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) is effective at the beginning of the next fiscal year that begins after June 15, 2005, or the Company’s fiscal year 2007. The Company is evaluating the impact of the adoption of SFAS No. 123(R) on the financial statements.

Note B—Goodwill and Other Intangible Assets

As discussed in Note A, the Company adopted the new rules on accounting for goodwill and other intangible assets effective June 2, 2002, and, accordingly, discontinued the amortization of goodwill and other intangible assets not subject to amortization.

During the second quarter of fiscal 2003, the Company completed both steps of the required impairment tests of goodwill and indefinite life intangible assets for each of the reporting units as required under the transitional accounting provisions of SFAS No. 142. In identifying reporting units, the Company evaluated its reporting structure as of June 2, 2002. The Company concluded that the following operating segments and their components qualified as reporting units: RF & Wireless Communications, Broadcast, Display Systems Group, Industrial Power Group, Burtek, and Security Systems Division excluding Burtek. The first step in the process of goodwill impairment testing is a screen for potential impairment of the goodwill and other long lived assets, while the second step measures the amount of the impairment. The Company used a discounted cash flow valuation (income approach) to determine the fair value of each of the reporting units. Sales, net income, and EBITDA multiples (market approaches) were used as a check against the impairment implications derived under the income approach. The first step indicated that goodwill and other long lived assets of RF & Wireless Communications, Broadcast and Security Systems Division excluding Burtek were impaired. In evaluating the amount of impairment, it was determined that all goodwill and other long lived assets were impaired for the aforementioned reporting units. Consequently, the Company recorded, effective at the beginning of fiscal 2003, an impairment loss of $21.6 million of which $21.5 million related to goodwill with the balance attributable to other intangible assets with indefinite useful lives. The impairment loss of $17.9 million, net of tax of $3.7 million, was recorded as a cumulative effect of a change in accounting principle.

The Company performed its annual impairment test during the fourth quarter of fiscal 2005. The same methodology was employed in completing the annual impairment test as in applying transitional accounting provisions of SFAS No. 142. The Company did not find any indication that additional impairment existed and, therefore, no additional impairment loss was recorded as a result of completing the annual impairment test.

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

The table below provides changes in carrying value of goodwill by reportable segment which includes RF & Wireless Communications Group (RFWC), Industrial Power Group (IPG), Security Systems Division (SSD), and Display Systems Group (DSG):

	Goodwill
	Reportable segments
	RFWC	IPG	SSD	DSG	Total
Balance at May 29, 2004	$—	$876	$1,482	$3,420	$5,778
Additions	—	244	—	26	270
Foreign currency translation	—	6	95	—	101

Balance at May 28, 2005	$—	$1,126	$1,577	$3,446	$6,149

The addition to goodwill during fiscal 2005 represents the acquisition of Evergreen under IPG and additional consideration for the Pixelink (under DSG) acquisition made in fiscal 1999 due to the acquired business achieving certain targeted operating levels.

The following table provides changes in carrying value of other intangible assets not subject to amortization:

	Other intangible assets not subject to amortization
	Reportable segments
	RFWC	IPG	SSD	DSG	Total
Balance at May 29, 2004	$—	$9	$248	$—	$257
Foreign currency translation	—	—	30	—	30

Balance at May 28, 2005	$—	$9	$278	$—	$287

Intangible assets subject to amortization as well as amortization expense are as follows:

	Intangible assets subject to amortization as of
	May 28, 2005	May 29, 2004	May 31, 2003
Gross amounts:
Deferred financing costs	$2,968	$2,192	$2,191
Patents and trademarks	478	478	478

Total gross amounts	3,446	2,670	2,669

Accumulated amortization:
Deferred financing costs	2,241	1,935	1,647
Patents and trademarks	474	461	448

Total accumulated amortization	$2,715	$2,396	$2,095

Deferred financing costs increased during fiscal 2005 due to the renewal of the Company’s multi-currency revolving credit agreement during the second quarter of fiscal 2005 and the convertible debenture exchanges made in the third quarter of fiscal 2005 (see Note F).

	Amortization of intangible assets subject to amortization
	May 28, 2005	May 29, 2004	May 31, 2003
Deferred financing costs	$306	$288	$261
Patents and trademarks	13	13	12

Total	$319	$301	$273

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

The amortization expense associated with the intangible assets subject to amortization is expected to be $154, $136, $136, $136, $86, $53, and $30 in fiscal 2006, 2007, 2008, 2009, 2010, 2011, and 2012, respectively. The weighted average number of years of amortization expense remaining is 5.34.

Note C—Restructuring Charges

As a result of the Company’s fiscal 2005 restructuring initiative, a restructuring charge, including severance and lease termination costs of $2,152, was recorded in selling, general and administrative expenses (SG&A) in the third quarter of fiscal 2005. During the fourth quarter of fiscal 2005, the employee severance and related costs were adjusted resulting in a $183 decrease in SG&A due to the difference between estimated severance costs and the actual payouts. Severance costs of $1,108 were paid in fiscal 2005. The remaining balance payable in fiscal 2006 has been included in accrued liabilities. Terminations affected over 60 employees across various business functions, operating units and geographic regions. As of May 28, 2005, the following tables depict the amounts associated with the activity related to restructuring by reportable segments:

	Restructuring Liability June 1, 2002	Reserve Recorded Fiscal 2003	Payments Fiscal 2003	Adjustment to Reserve Fiscal 2003	Restructuring Liability May 31, 2003
Fiscal 2003
Employee severance and related costs:
RFWC	$—	$468	$(125)	$—	$343
IPG	—	86	(5)	—	81
SSD	—	161	(40)	—	121
DSG	—	62	(24)	—	38
Corporate	250	833	(474)	—	609

Total	250	1,610	(668)	—	1,192
Lease termination costs:
SSD	—	210	—	—	210

Total	$250	$1,820	$(668)	$—	$1,402

	Restructuring Liability May 31, 2003	Reserve Recorded Fiscal 2004	Payments Fiscal 2004	Adjustment to Reserve Fiscal 2004	Restructuring Liability May 29, 2004
Fiscal 2004
Employee severance and related costs:
RFWC	$343	$289	$(632)	$—	$—
IPG	81	—	(81)	—	—
SSD	121	—	(121)	—	—
DSG	38	—	(38)	—	—
Corporate	609	—	(321)	(288)	—

Total	1,192	289	(1,193)	(288)	—
Lease termination costs:
SSD	210	—	—	(210)	—

Total	$1,402	$289	$(1,193)	$(498)	$—

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

	Restructuring Liability May 29, 2004	Reserve Recorded Fiscal 2005	Payments Fiscal 2005	Adjustment to Reserve Fiscal 2005	Restructuring Liability May 28, 2005
Fiscal 2005
Employee severance and related costs:
RFWC	$—	$909	$(392)	$(199)	$318
IPG	—	325	(142)	—	183
SSD	—	99	(90)	16	25
DSG	—	416	(186)	—	230
Corporate	—	368	(298)	—	70

Total	—	2,117	(1,108)	(183)	826
Lease termination costs:
SSD	—	35	—	—	35

Total	$—	$2,152	$(1,108)	$(183)	$861

During the fourth quarter of fiscal 2003, the Company took certain actions to align its inventory and cost structure to current sales levels amid continued weakness in the global economy and limited demand visibility. As a result, the Company recorded a non-cash inventory write-down charge of $13.8 million, a restructuring charge of $1.8 million, and other charges of $0.6 million. In addition, a valuation allowance in the amount of $1.6 million was established related to deferred income tax assets attributable to net operating losses in certain foreign subsidiaries. The net of tax effect of the aforementioned charges was $11.9 million on the Company’s results of operations. The restructuring charge consisted of $1,610 for employee severance and $210 lease breakage costs and was included in fiscal 2003 SG&A. Severance costs of $328 relating to the fiscal 2003 restructuring were paid in fiscal 2003 with the remaining balance fully paid in fiscal 2004. Terminations affected over 70 employees across various business functions, operating units, and geographic regions. All terminations and termination benefits were communicated to the affected employees prior to fiscal 2003 year-end. During the second quarter of fiscal 2004, the Company adjusted employee severance and related costs and lease termination resulting in a $498 decrease in SG&A due to the difference between the estimated severance costs and the actual payouts and was recorded in the quarter ended November 29, 2003. All employees originally notified were terminated. The lease termination did not occur as the agreement for the replacement facility was not finalized. The lease termination reversal was recorded in the quarter ended August 30, 2003.

Note D—Acquisitions

Fiscal 2005: The aggregate cash outlay in 2005 for business acquisitions was $971. A $545 earn out payment was made in the first quarter of fiscal 2005 associated with the Pixelink acquisition made in fiscal 1999 as the business unit achieved certain operating performance criteria.

In December 2004, the Company acquired the assets of Evergreen Trading Company, a distributor of passive components in China. The aggregate acquisition price was $426, which was paid in cash. Evergreen Trading Company has been integrated into IPG.

Fiscal 2004: The aggregate cash outlay in 2004 for business acquisitions was $6,196, representing additional consideration paid for certain business acquisitions made in prior periods due to the acquired businesses achieving certain targeted operating levels.

Fiscal 2003: The aggregate cash outlay in 2003 for business acquisitions was $1,108, representing additional consideration paid for certain business acquisitions made in prior periods due to the acquired businesses achieving certain targeted operating levels.

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

The terms of certain of the Company’s acquisition agreements provide for additional consideration to be paid if the acquired entity’s results of operations exceed certain targeted levels. Such amounts are paid in cash and recorded when earned as additional consideration, and amounted to $545, $6,196, and $1,108, in fiscal 2005, 2004, and 2003, respectively. The Company does not expect to pay additional consideration in fiscal 2006 for goals established in the remaining acquisition agreements outstanding at May 28, 2005.

Note E—Disposal of Assets

On May 26, 2005, the Company completed the sale of approximately 205 acres of undeveloped real estate adjoining its headquarters in LaFox, Illinois. The sale resulted in a gain of $9,907 before taxes and was recorded in gain on disposal of assets in the Consolidated Statements of Operations in fiscal 2005.

Note F—Debt Financing

Long-term debt consists of the following:

	May 28, 2005	May 29, 2004
8 1/4% Convertible debentures, due June 2006	$17,538	$40,000
7 1/4% Convertible debentures, due December 2006	4,753	30,825
7 3/4% Convertible notes, due December 2011	44,683	—
Floating-rate multi-currency revolving credit agreement, due October 2009 (4.56% at May 28, 2005)	53,314	66,797
Financial instruments	—	149
Other	45	69

Total debt	120,333	137,840
Less current portion	(22,305)	(4,027)

Long-term debt	$98,028	$133,813

At May 28, 2005, the Company maintained $98,028 in long-term debt, primarily in the form of one issuance of convertible notes and a multi-currency credit agreement. The Company maintains two issues of convertible debentures in short-term debt at May 28, 2005 in the amount of $17,538 and $4,753 for the 8 1/4% and 7 1/4% convertible debentures, respectively. This short-term classification resulted from an amended credit agreement requiring the 8 1/4% and 7 1/4% convertible debentures to be refinanced prior to February 28, 2006. On August 24, 2005, the Company executed an amendment to the credit agreement which extended the refinancing requirement of the two issues of convertible debentures (the 8 1/4% and 7 1/4% convertible debentures) to June 10, 2006. Interest payments on the debentures were $6,104 in fiscal 2005.

On February 14, 2005, the Company entered into separate exchange agreements pursuant to which a small number of holders of the Company’s existing 7 1/4% convertible subordinated debentures due December 2006, or the 7 1/4% debentures, and 8 1/4% convertible senior subordinated debentures due June 2006, or the 8 1/4% debentures, agreed to exchange $22,221 in aggregate principal amount of 7 1/4% debentures and $22,462 in aggregate principal amount of 8 1/4% debentures for $44,683 in aggregate principal amount of newly-issued 7 3/4% convertible senior subordinated notes (the Notes) due December 2011.

On February 15, 2005, the Company issued the Notes pursuant to an indenture with J.P. Morgan Trust Company dated February 14, 2005. The Notes bear interest at the rate of 7 3/4% per annum. Interest is due on June 15 and December 15 of each year. The Notes mature on December 15, 2011. The Notes are convertible at

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

the option of the holder, at any time on or prior to maturity, into shares of the Company’s common stock at a price equal to $18.00 per share, subject to adjustment in certain circumstances. On or after December 19, 2006, the Company may elect to automatically convert the Notes into shares of common stock if the trading price of the common stock exceeds 125% of the conversion price of the Notes for at least twenty trading days during any thirty trading day period ending within five trading days prior to the automatic conversion notice.

The indenture provides that on or after December 19, 2006, the Company has the option of redeeming the Notes, in whole or in part, for cash, at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. However, from December 19, 2006 until December 19, 2007, the Notes will be redeemable only if the trading price of the Company’s common stock exceeds 125% of the conversion price of the Notes for at least twenty trading days during any thirty trading day period.

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

The Notes are unsecured and subordinated to the Company’s existing and future senior debt and senior to the Company’s existing 7 1/4% debentures and 8 1/4% debentures. The 7 1/4% debentures are unsecured and subordinated to other long-term debt, including the 8 1/4% debentures. Each $1 of the 7 1/4% debentures is convertible into the Company’s common stock at any time prior to maturity at $21.14 per share and the 8 1/4% debentures are convertible at $18.00 per share.

The Notes were issued through a private offering to qualified institutional buyers under Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder. In connection with the exchange, on February 15, 2005, the Company also entered into a resale registration rights agreement with the existing holders who participated in the exchange offer. Pursuant to the resale registration rights agreement, the Company filed a registration statement for the resale of the Notes and the shares of common stock issuable upon conversion of the Notes on May 26, 2005. The Company agreed to keep the shelf registration statement effective until two years after the latest date on which it issues Notes in connection with the exchange, subject to certain terms and conditions.

Mr. Edward J. Richardson controls $1,122 principal amount of the Company’s 7 1/4% debentures and $1,309 principal amount of the Company’s 8 1/4% debentures at May 28, 2005.

In October 2004, the Company renewed its multi-currency revolving credit agreement with the current lending group in the amount of $109.0 million. The agreement matures in October 2009, when the outstanding balance at that time will become due. At May 28, 2005, $53.3 million was outstanding on the agreement. The new agreement is principally secured by the Company’s trade receivables and inventory. The agreement bears interest at applicable LIBOR rates plus a margin, varying with certain financial performance criteria. At May 28, 2005, the applicable margin was 175 basis points. Outstanding letters of credit were $1.4 million at May 28, 2005, leaving an unused line of $54.3 million under the total agreement; however, this amount was reduced to $2.6 million due to maximum permitted leverage ratios. The commitment fee related to the agreement is 0.25% per annum payable quarterly on the average daily unused portion of the aggregate commitment.

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

In the following table, the fair values of the Company’s 7 1/4% and 8 1/4% convertible debentures and 7 3/4% convertible notes are based on quoted market prices at the end of the fiscal year. The fair values of the bank term loans are based on carrying value.

	May 28, 2005		May 29, 2004
	Carrying Value	Fair Value	Carrying Value	Fair Value
8 1/4% Convertible debentures	$17,538	$17,713	$40,000	$40,000
7 1/4% Convertible debentures	4,753	4,777	30,825	30,825
7 3/4% Convertible notes	44,683	44,460	—	—
Floating-rate multi-currency revolving credit agreement	53,314	53,314	66,797	66,797
Financial instruments	—	—	149	149
Other	45	45	69	69

Total	120,333	120,309	137,840	137,840
Less current portion	(22,305)	(22,504)	(4,027)	(4,027)

Total	$98,028	$97,805	$133,813	$133,813

The credit agreement and debenture indentures contain financial covenants which include benchmark levels for tangible net worth, borrowing base, senior funded debt to cash flow, and annual debt service coverage. At May 28, 2005, the Company was not in compliance with its credit agreement covenants with respect to the fixed charge coverage ratio. On August 24, 2005, the Company received a waiver from its lending group for the default and executed an amendment to the credit agreement. The amendment changed the maximum permitted leverage ratios and the minimum required fixed charge coverage ratios for each of the first three quarters of fiscal 2006 to provide the Company additional flexibility for these periods. The amendment also provided that the Company would maintain excess availability on the borrowing base of not less than $23 million until June 30, 2006 if a default or event of default does not exist on or before this date. The applicable margin pricing has been increased by 25 basis points. In addition, the amendment extended the Company’s requirement to refinance the remaining $22,291 aggregate principal amount of the 7 1/4% convertible subordinated debentures and the 8¼% convertible senior subordinated debentures from February 28, 2006 to June 10, 2006.

The Company’s ability to service its debt and meet its other obligations as they come due is dependent on its future financial and operating performance. This performance is subject to various factors, including factors beyond the Company’s control such as changes in global and regional economic conditions, changes in its industry or the end markets for its products, changes in interest or currency exchange rates, inflation in raw materials, energy and other costs. Although the Company believes that there is available financing for the remaining $22.3 million aggregate principal amount of the 8 1/4% and 7 1/4% convertible debentures (due to be refinanced in June 2006 according to the Company’s amended credit agreement) based on discussions with various investment banking institutions, the Company cannot ensure that it will have the ability to refinance the convertible debentures by June 2006 successfully or with favorable commercial terms.

The Company had interest rate exchange agreements to convert approximately $36.4 million of floating rate debt to an average fixed rate of 8.7% that expired July 2004. Additional interest expense recorded in the Consolidated Statement of Operations related to theses agreements was $102, $1,265, and $789 in fiscal 2005, 2004, and 2003, respectively. The Company did not have any derivative instruments at May 28, 2005.

Aggregate maturities of debt during the next five years are: $22,305 in fiscal 2006, $14 in fiscal 2007, $14 in fiscal 2008, $3 in fiscal 2009, and $97,997 thereafter. Cash payments for interest were $9,131, $10,404, and $10,246 in fiscal 2005, 2004, and 2003, respectively.

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

The Company recorded $776 in deferred financing costs during fiscal 2005 associated with the renewal of the Company’s multi-currency revolving credit agreement during the second quarter and the convertible debenture exchanges made in the third quarter. The deferred financing costs are amortized over the life of the respective agreements using the effective interest rate method.

Note G—Derivative Financial Instruments

The Company accounts for derivative financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This standard requires the Company to recognize all derivatives on the balance sheet at fair value. Derivative value changes are recorded in income for any contracts not classified as qualifying hedging instruments. For derivatives qualifying as cash flow hedge instruments, the effective portion of the derivative fair value change must be recorded through other comprehensive income, a component of stockholders’ equity. In fiscal 2005, all of the Company’s derivatives qualified as hedging instruments.

The Company entered into various LIBOR-based interest rate swap arrangements from September 2000 through March 2001 to manage fluctuations in cash flows resulting from interest rate risk attributable to changes in the benchmark interest rate of LIBOR. The interest rate swap changed the variable-rate cash flow exposure on the credit agreement to fixed-rate cash flows by entering into a receive-variable, pay-fixed interest rate swap. Under the interest rate swap, the Company received LIBOR-based variable interest rate payments and made fixed interest rate payments, thereby creating fixed-rate long-term debt. This swap agreement was accounted for as a qualifying cash flow hedge of the future variable-rate interest payments in accordance with SFAS No. 133, whereby changes in the fair market value were reflected as adjustments to the fair value of the derivative instrument as reflected on the accompanying Consolidated Balance Sheets.

The fair value of the interest rate swap agreement was determined periodically by obtaining quotations from the financial institution that was the counterparty to the Company’s swap arrangement. The fair value represented an estimate of the net amount that the Company would have received if the agreement was transferred to another party or cancelled as of the date of the valuation. Changes in the fair value of the interest rate swap were reported in accumulated other comprehensive income, which is an element of stockholders’ equity. These amounts were subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the floating-rate debt obligations affected earnings. During the fiscal year ended May 28, 2005, the Company had interest rate exchange agreements to convert approximately $36.4 million of floating rate debt to an average fixed rate of 8.7% that expired July 2004. Additional interest expense recorded in the Consolidated Statements of Operations related to these agreements was $102, $1,265, and $789 in fiscal 2005, 2004, and 2003, respectively. The Company did not have any derivative instruments recorded in the consolidated balance sheet at May 28, 2005 and had $300, reflecting the fair value of the swap agreement, recorded in current liabilities at May 29, 2004.

Note H—Lease Obligations, Other Commitments, and Contingency

The Company leases certain warehouse and office facilities and office equipment under non-cancelable operating leases. Rent expense for fiscal 2005, 2004, and 2003 was $5,101, $4,035, and $4,204, respectively. At May 28, 2005, future lease commitments for minimum rentals, including common area maintenance charges and property taxes, are $5,092 in fiscal 2006, $3,140 in 2007, $1,371 in 2008, $526 in 2009, $268 in 2010, and $141 thereafter.

At May 28, 2005, the Company has several performance bonds outstanding that were required by French customers. The total amount of the bonds was $492 with expiration dates on August 2006.

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

The Company has been informed by one of its foreign subsidiaries that its records may not be adequate to support the taxable revenues and deductions included within income tax returns previously filed. At this time, the Company has not received notification from any tax authority regarding this matter. The Company will continue to investigate this matter and take the appropriate actions necessary to minimize any potential liability. As of August 26, 2005, the Company has not developed or obtained specific and definitive information sufficient to reasonably confirm the existence of a tax liability, determine a reasonable range of a potential liability, or otherwise evaluate any exposure to the Company. Although it is difficult to determine the ultimate exposure due to the lack of sufficient information, an unfavorable outcome may be material to the consolidated financial statements.

Note I—Income Taxes

The components of income (loss) before income taxes are:

	Fiscal Year Ended
	May 28, 2005	May 29, 2004	May 31, 2003
United States	$(4,159)	$(311)	$(12,941)
Foreign	14,713	8,881	1,582

Income (loss) before income taxes	$10,554	$8,570	$(11,359)

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

The provision for income taxes differs from income taxes computed at the federal statutory tax rate of 34% in fiscal 2005, 2004, and 2003 as a result of the following items:

	Fiscal Year Ended
	May 28, 2005	May 29, 2004	May 31, 2003
Federal statutory rate	34.0%	34.0%	(34.0)%
Effect of:
State income taxes, net of federal tax benefit	(1.3)	—	(2.1)
Export benefit	(1.6)	(5.2)	(4.7)
Foreign taxes at other rates	5.8	0.8	1.6
Valuation allowance for deferred tax assets and net operating loss carryforwards	123.9	—	12.1
Unrepatriated earnings	46.6	—	—
Other	(0.2)	—	6.2

Effective tax rate	207.2%	29.6%	(20.9)%

The provisions for income taxes consist of the following:

	May 28, 2005	May 29, 2004	May 31, 2003
Current:
Federal	$—	$—	$(2,111)
State	151	(209)	(464)
Foreign	6,131	1,556	2,169

Total current	6,282	1,347	(406)

Deferred:
Federal	14,088	(384)	(930)
State	1,254	147	(214)
Foreign	241	1,427	(820)

Total deferred	15,583	1,190	(1,964)

Income tax provision (benefit)	$21,865	$2,537	$(2,370)

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities at May 28, 2005 and May 29, 2004 are as follows:

	May 28, 2005	May 29, 2004
Deferred tax assets:
Intercompany profit in inventory	$1,249	$1,162
NOL carryforwards—foreign and domestic	12,977	13,737
Inventory valuation	12,363	11,009
Goodwill	1,918	2,305
Alternative minimum tax credit	1,189	1,189
Other	2,232	961

Subtotal	31,928	30,363
Valuation allowance—foreign and domestic	(17,116)	(4,040)

Net deferred tax assets after valuation allowance	14,812	26,323

Deferred tax liabilities:
Accelerated depreciation	(2,822)	(3,646)
Unrepatriated earnings	(4,918)	—
Other	—	(22)

Subtotal	(7,740)	(3,668)

Net deferred tax assets	$7,072	$22,655

Supplemental disclosure of deferred tax asset information:
Domestic	$25,523	$22,795
Foreign	$6,405	$7,568

At May 28, 2005, domestic net operating loss carryforwards (NOL) amount to approximately $19.9 million. These NOLs expire between 2023 and 2025. Foreign net operating loss carryforwards total approximately $18.4 million with various or indefinite expiration dates. In fiscal 2005, the Company recorded an additional valuation allowance of approximately $0.8 million relating to deferred tax assets and net operating loss carryforwards relating to certain foreign subsidiaries. Also, due to changes in the level of certainty regarding realization, a valuation allowance of approximately $12.3 million was established in fiscal 2005 to offset certain domestic deferred tax assets and domestic net operating loss carryforwards. The Company also has an alternative minimum tax credit carryforward at May 28, 2005, in the amount of $1,189 that has an indefinite carryforward period.

Income taxes paid, including foreign estimated tax payments, were $3,272, $1,656, and $2,657 in fiscal 2005, 2004, and 2003, respectively.

At the end of fiscal 2004, all of the cumulative positive earnings of the Company’s foreign subsidiaries, amounting to $35.1 million, were considered permanently reinvested pursuant to APB No. 23, Accounting for Income Taxes-Special Areas. As such, U.S. taxes were not provided on these amounts. In fiscal 2005, the Company determined that approximately $12.9 million of its foreign subsidiaries’ earnings may be distributed in future years. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income tax and foreign withholding taxes. As such, the Company has established a deferred tax liability of approximately $4.9 million. The remaining cumulative positive earnings of the Company’s foreign subsidiaries were still considered permanently reinvested pursuant to APB No. 23 and amounted to $29.1 million.

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

The effective income tax rates for the fiscal years ended May 28, 2005 and May 29, 2004 were 36.7% and 29.6%, respectively, excluding the establishment of the domestic valuation allowance and deferred tax liabilities in fiscal 2005. Difference between the effective tax rate as compared to the U.S. federal statutory rate of 34% primarily results from the Company’s geographical distribution of taxable income and losses, certain non-tax deductible charges, and the Company’s extraterritorial income exclusion on export sales, net of state income taxes.

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the Act). The Act provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. In return, the Act also provides for a two-year phase out ending December 31, 2006 of the existing extraterritorial income exclusion (ETI) for foreign sales that was viewed to be inconsistent with the international trade protocols by the European Union. The tax benefit from the current ETI exclusion was $166 and $491 for fiscal 2005 and 2004. When this benefit is fully phased out, it will have a negative impact on the rate because the new deduction for qualified domestic activity will be of minimal benefit to the Company.

Another provision of the Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends-received deduction for certain dividends from controlled foreign corporations. The calculation of the deduction is subject to a number of limitations. This provision of the Act has no material impact on the operations of the Company for fiscal year 2005 and is expected to have no material impact on the operations of the Company for fiscal year 2006, as the Company does not intend at this time to repatriate earnings to the U.S. from foreign countries.

Note J—Stockholders’ Equity

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

Total common stock issued and outstanding, excluding Class B common stock at May 28, 2005, was 14,265 shares, net of treasury shares of 1,332. An additional 9,378 shares of common stock have been reserved for the potential conversion of the convertible debentures and Class B common stock and for future issuance under the Employee Stock Purchase Plan and Employee and Non-Employee Director Stock Option Plans.

The Employee Stock Purchase Plan (ESPP) provides substantially all employees an opportunity to purchase common stock of the Company at 85% of the stock price at the beginning or the end of the year, whichever is lower. At May 28, 2005, the plan had 200 shares reserved for future issuance.

The Employees’ 2001 Incentive Compensation Plan authorizes the issuance of up to 900 shares as incentive stock options, non-qualified stock options, or stock awards. Under this plan and predecessor plans, 2,133 shares are reserved for future issuance. The Plan authorizes the granting of incentive stock options at the fair market value at the date of grant. Generally, these options become exercisable over staggered periods and expire up to ten years from the date of grant.

Under the 1996 Stock Option Plan for Non-Employee Directors and a predecessor plan, at May 28, 2005, 238 shares of common stock have been reserved for future issuance relating to stock options exercisable based on the passage of time. Each option is exercisable over a period from its date of grant at the market value on the grant date and expires after ten years.

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

The Company applies APB No. 25 and related interpretations in accounting for its option plans and, accordingly, has not recorded compensation expense for such plans. SFAS No. 123 requires the calculation of the fair value of each option granted. This fair value is estimated on the date of grant using the Black-Scholes option-pricing model with the assumptions indicated below (see Note A—Stock-Based Compensation):

	Fiscal Year Ended
	May 28, 2005	May 29, 2004	May 31, 2003
Risk-free interest rate	3.8%	3.6%	2.9%
Volatility	47%	47%	49%
Average expected life (years)	5.0	4.9	5.1
Annual dividend rate	$.16	$.16	$.16
Weighted average fair value per option	$3.28	$4.57	$4.12
Fair value of ESPP per share	$1.41	$1.32	$1.91
Fair value of options granted during the year	$946	$103	$297

A summary of the share activity and weighted average exercise prices for the Company’s option plans is as follows:

	Outstanding		Exercisable
	Shares	Price	Shares	Price
At June 1, 2002	1,866	$9.14	802	$8.52

Granted	72	9.83
Exercised	(112)	6.75
Cancelled	(88)	9.62

At May 31, 2003	1,738	$9.29	1,111	$9.08

Granted	23	11.16
Exercised	(229)	7.19
Cancelled	(77)	10.23

At May 29, 2004	1,455	$9.58	1,045	$9.58

Granted	313	7.75
Exercised	(24)	6.96
Cancelled	(43)	4.05

At May 28, 2005	1,701	$9.46	1,240	$9.69

The following table summarizes information about stock options outstanding as of May 28, 2005:

Exercise Price Range	Outstanding			Exercisable
	Shares	Price	Life	Shares	Price	Life
$5.38 to $7.50	591	$6.97	4.7	462	$6.95	4.3
$7.75 to $10.81	550	8.39	5.8	339	8.78	3.7
$11.00 to $13.81	560	13.14	5.1	439	13.28	4.6

Total	1,701			1,240

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

A summary of restricted stock award transactions was as follows:

Shares
Unvested at June 1, 2002	69

Granted	29
Vested	(33)
Cancelled	(6)

Unvested at May 31, 2003	59

Granted	10
Vested	(31)
Cancelled	(7)

Unvested at May 29, 2004	31

Granted	18
Vested	(29)
Cancelled	(7)

Unvested at May 28, 2005	13

Compensation effects arising from issuing stock awards were $425, $403, and $400 in fiscal 2005, 2004, and 2003, and have been charged against income and recorded as additional paid-in capital in the Consolidated Balance Sheets.

Note K—Employee Retirement Plans

The Company’s domestic employee retirement plans consist of a profit sharing plan and a stock ownership plan (ESOP). Annual contributions in cash or Company stock are made at the discretion of the Board of Directors. In addition, the profit sharing plan has a 401(k) provision whereby the Company matches 50% of employee contributions up to 4% of base pay. Charges to expense for discretionary and matching contributions to these plans were $729, $1,274, and $660 for fiscal 2005, 2004, and 2003, respectively. Such amounts included contributions in stock of $290 for 2004, based on the stock price at the date contributed. Shares are included in the calculation of earnings per share and dividends are paid to the ESOP from the date the shares are contributed. Foreign employees are covered by a variety of government mandated programs.

Note L—Segment and Geographic Information

The following disclosures are made in accordance with the SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company’s strategic business units (SBUs) in fiscal 2005 were: RF & Wireless Communications Group (RFWC), Industrial Power Group (IPG), Security Systems Division (SSD), and Display Systems Group (DSG).

RFWC serves the voice and data telecommunications market and the radio and television broadcast industry predominately for infrastructure applications.

IPG serves a broad range of customers including the steel, automotive, textile, plastics, semiconductor manufacturing, broadcast, and transportation industries.

SSD provides security systems and related design services which includes such products as closed circuit television (CCTV), fire, burglary, access control, sound, and communication products and accessories.

DSG provides system integration and custom display solutions for the public information, financial, point-of-sale, and medical imaging markets.

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

Each SBU is directed by a Vice President and General Manager who reports to the President and Chief Operating Officer. The President evaluates performance and allocates resources, in part, based on the direct operating contribution of each SBU. Direct operating contribution is defined as gross margin less product management and direct selling expenses.

Accounts receivable, inventory, and goodwill are identified by SBU. Cash, net property, and other assets are not identifiable by SBU. Operating results for each SBU are summarized in the following table:

	Net Sales	Gross Margin	Contribution	Assets
Fiscal 2005
RFWC	$265,602	$58,162	$29,006	$88,748
IPG	122,906	37,005	24,123	55,351
SSD	105,581	26,889	14,060	34,457
DSG	78,078	17,865	7,817	25,064

Total	$572,167	$139,921	$75,006	$203,620

Fiscal 2004
RFWC	$231,389	$52,340	$28,045	$87,097
IPG	112,737	34,694	24,218	50,403
SSD	101,979	26,045	14,373	33,257
DSG	66,452	17,105	9,468	23,358

Total	$512,557	$130,184	$76,104	$194,115

Fiscal 2003
RFWC	$204,427	$45,687	$21,103	$75,336
IPG	95,508	29,523	21,996	47,391
SSD	92,090	22,939	12,539	31,906
DSG	64,191	16,218	9,674	22,217

Total	$456,216	$114,367	$65,312	$176,850

Certain amounts in prior periods were reclassified to conform to the fiscal 2005 presentation.

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

A reconciliation of net sales, gross margin, direct operating contribution and assets to the relevant consolidated amounts is as follows. Other assets not identified include miscellaneous receivables, manufacturing inventories, and other assets.

	Fiscal Year Ended
	May 28, 2005	May 29, 2004	May 31, 2003
Segment net sales	$572,167	$512,557	$456,216
Corporate	6,557	7,266	8,165

Net Sales	$578,724	$519,823	$464,381

Segment gross margin	$139,921	$130,184	$114,367
Inventory charges	—	—	(13,810)
Manufacturing variances and other costs	(3,014)	(2,478)	(1,603)

Gross Margin	$136,907	$127,706	$98,954

Segment contribution	$75,006	$76,104	$65,312
Inventory charges	—	—	(13,810)
Manufacturing variances and other costs	(3,014)	(2,478)	(1,603)
Regional selling expenses	(19,065)	(18,109)	(17,444)
Administrative expenses	(44,753)	(36,110)	(34,114)
(Gain) loss on disposal of assets	9,918	(579)	—

Operating (loss) income	$18,092	$18,828	$(1,659)

Segment assets	$203,620	$194,115	$176,850
Cash and cash equivalents	24,530	16,927	16,874
Other current assets	21,953	19,872	26,596
Net property	31,821	30,589	31,088
Other assets	5,894	21,442	16,000

Total assets	$287,818	$282,945	$267,408

In fiscal 2005, the Company allocated charges related to inventory overstock directly to each SBU.

Geographic net sales information is primarily grouped by customer destination into five areas: North America, Europe, Asia/Pacific, Latin America, and Corporate. Europe includes sales to the Middle East and Africa. Net sales to Mexico are included as part of Latin America. Corporate consists of freight and non-area specific sales.

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

Net sales and long-lived assets (net property and other assets, excluding investments) are presented in the table below.

	Fiscal Year Ended
	May 28, 2005	May 29, 2004	May 31, 2003
Net Sales
United States	$245,228	$205,810	$200,878
Canada	58,480	69,681	58,728

North America	303,708	275,491	259,606
Europe	123,846	116,714	103,029
Asia/Pacific	124,799	104,068	78,146
Latin America	21,366	20,065	20,521
Corporate	5,005	3,485	3,079

Total	$578,724	$519,823	$464,381

Gross Margin
United States	$63,504	$57,998	$56,696
Canada	16,758	13,765	11,133

North America	80,262	71,763	67,829
Europe	35,258	33,603	28,287
Asia/Pacific	29,691	23,304	17,895
Latin America	5,879	4,860	5,272
Corporate	(14,183)	(5,824)	(20,329)

Total	$136,907	$127,706	$98,954

Contribution
United States	$29,615	$28,870	$29,492
Canada	7,721	5,647	4,243

North America	37,336	34,517	33,735
Europe	9,036	12,093	10,581
Asia/Pacific	17,028	12,838	9,156
Latin America	280	(156)	(278)
Corporate	(45,588)	(40,464)	(54,853)

Total	$18,092	$18,828	$(1,659)

Long-Lived Assets
United States	$31,086	$32,033	$30,060
Canada	2,641	2,545	2,659

North America	33,727	34,578	32,719
Europe	3,671	4,206	3,192
Asia/Pacific	1,266	918	794
Latin America	2,042	1,035	1,194

Total	$40,706	$40,737	$37,899

Historically, the Company has not tracked capital expenditures and depreciation by SBU as the majority of the spending is related to Corporate projects. In fiscal 2005, capital expenditures were primarily related to the Company’s Corporate initiative of implementing enterprise resource planning software (PeopleSoft), facility improvements at the Corporate headquarters, disaster recovery equipment, and Sarbanes-Oxley remediation software and hardware.

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

The Company sells its products to companies in diversified industries and performs periodic credit evaluations of its customers’ financial condition. Terms are generally on open account, payable net 30 days in North America, and vary throughout Europe, Asia/Pacific, and Latin America. Estimates of credit losses are recorded in the financial statements based on periodic reviews of outstanding accounts, and actual losses have been consistently within management’s estimates.

Note M—Litigation

The Company is involved in several pending judicial proceedings concerning matters arising in the ordinary course of its business. While the outcome of litigation is subject to uncertainties, based on currently available information, the Company believes that, in the aggregate, the results of these proceedings will not have a material adverse effect on its financial condition.

On December 20, 2002, the Company filed a complaint against Signal Technology Corporation in the United States District Court for the Northern District of Illinois, which the Company dismissed on February 27, 2003. On February 14, 2003, Signal Technology filed a declaratory judgment suit against the Company in Superior Court, Boston, Massachusetts, and on March 4, 2003, the Company filed a complaint against Signal Technology Corporation in the Circuit Court of Cook County, Illinois. On February 13, 2004, the Company dismissed its complaint in Circuit Court of Cook County, Illinois. From November 6, 2000 through December 6, 2001, Signal Technology issued six purchase orders to purchase low-frequency amplifiers and other electronic components from the Company and subsequently refused to take delivery of the components. The Company is claiming damages of approximately $2.0 million resulting from Signal Technology’s refusal to take delivery. Signal Technology’s declaratory judgment suit in Massachusetts seeks a ruling that it has no liability to the Company, but Signal Technology has not asserted any claim against the Company.

In fiscal 2003, two customers of the Company’s German subsidiary asserted claims against the Company in connection with heterojunction field effect transistors the Company sold to them. In fiscal 2005, the claim of one of the two customers was settled without any admission of liability on the part of the Company, with a full release from liability and without any material consideration from the Company, the settlement amount being paid by the Company’s insurance carrier. The Company acquired the heterojunction field effect transistors from the manufacturer pursuant to a distribution agreement. The customers’ claims are based on the heterojunction field effect transistors not meeting the specification provided by the manufacturer. The Company has notified the manufacturer and its insurance carrier of these claims. Because the Company’s investigation has not been completed, it is unable to evaluate the merits of the remaining claim or the prospects of recovery from the manufacturer or insurance carrier. The Company intends to vigorously defend the remaining claim and, if it should have any liability arising from this claim, the Company intends to pursue a claim against the manufacturer and the insurer. As of August 26, 2005, no proceedings have been instituted regarding this claim.

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

Note N—Valuation and Qualifying Accounts

The following table presents the valuation and qualifying account activity for the fiscal years ended May 28, 2005, May 29, 2004, and May 31, 2003:

Description	Balance at beginning of period	Charged to expenses		Deductions		Balance at end of period
Year ended May 28, 2005:
Allowance for doubtful accounts	$2,516	$894	(1)	$1,476	(2)	$1,934
Inventory overstock reserve	$26,533	$3,940	(3)	$2,350		$28,123
Deferred tax asset valuation	$4,040	$13,076	(4)	$—		$17,116
Warranty reserves	$802	$958		$321		$1,439

Year ended May 29, 2004:
Allowance for doubtful accounts	$3,350	$(409	)(1)	$425	(2)	$2,516
Inventory overstock reserve	$33,971	$2,128	(3)	$9,566	(5)	$26,533
Deferred tax asset valuation	$1,586	$2,454		$—		$4,040
Warranty reserves	$672	$459		$329		$802

Year ended May 31, 2003:
Allowance for doubtful accounts	$2,646	$869	(1)	$165	(2)	$3,350
Inventory overstock reserve	$24,677	$11,361	(3)	$2,067		$33,971
Deferred tax asset valuation	$—	$1,586		$—		$1,586
Warranty reserves	$47	$846		$221		$672

(1)	Charges to bad debt expense
(2)	Uncollectable amounts written off, net of recoveries and foreign currency translation
(3)	Charges to cost of products sold
(4)	Tax provisions recorded to increase the valuation allowance related to deferred tax assets in the U.S. ($12.3 million) and outside the U.S. ($0.8 million)
(5)	Inventory disposed of during the period ($3.6 million), LIFO reversal ($4.0 million), and reclassification to LCM ($2.0 million)

Note O—Selected Quarterly Financial Data (Unaudited)

Summarized quarterly financial data for fiscal 2005 and 2004 follow:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2005:
Net sales	$138,447	$151,274	$141,700	$147,303
Gross margin	33,529	36,954	33,667	32,757
Net income (loss)	807	4,045	(18,665)	2,502
Net income (loss) per share:
—Basic	$0.05	$0.23	$(1.08)	$0.14
—Diluted	$0.05	$0.23	$(1.08)	$0.14
Fiscal 2004:
Net sales	$119,264	$127,992	$127,267	$145,300
Gross margin	29,073	30,883	31,465	36,285
Net income (loss)	(1,182)	3,151	1,484	2,580
Net income (loss) per share:
—Basic	$(0.08)	$0.23	$0.10	$0.18
—Diluted	$(0.08)	$0.22	$0.10	$0.18

Certain amounts have been reclassified to conform to the fiscal 2005 presentation.

Note P—Subsequent Events

On August 4, 2005, the Company entered into a contract to sell approximately 1.5 acres of real estate and a building located in Geneva, Illinois for $3,000. The contract is subject to a number of conditions, including inspections, environmental testing, and other customary conditions. Accordingly, the Company cannot give any assurance as to the timing or successful completion of the transaction.

On July 18, 2005, the Company and Dario Sacomani, the former Chief Financial Officer of the Company, entered into an employment agreement pursuant to which Mr. Sacomani resigned as Chief Financial Officer, Senior Vice President and member of the Board of Directors of the Company and is now employed as an non-executive employee, effective through December 30, 2005, subject to earlier termination as defined in the agreement. As a result of entering into the non-executive employment agreement, Mr. Sacomani’s original three year employment agreement, entered into in May 2002, was terminated, effective July 18, 2005. Mr. Sacomani had been on a medical leave of absence, as announced on April 4, 2005.

On June 20, 2005, the Company and David J. DeNeve entered into an employment, nondisclosure, and non-compete agreement pursuant to which Mr. DeNeve agreed to serve as the Company’s Chief Financial Officer.

Effective June 1, 2005, the Company acquired A.C.T. Kern GmbH & Co. KG (Kern) located in Donaueschingen in southern Germany. The cash outlay for Kern was 5,000 Euro (approximately $6,000). Kern is one of the leading display technology companies in Europe with world wide customers in manufacturing, OEM, medicine, multimedia, IT trading, system houses and other industries.

At May 28, 2005, the Company was not in compliance with its credit agreement covenants with respect to the fixed charge coverage ratio. On August 24, 2005, the Company received a waiver from its lending group for the default and executed an amendment to the credit agreement. The amendment changed the maximum permitted leverage ratios and the minimum required fixed charge coverage ratios for each of the first three quarters of fiscal 2006 to provide the Company additional flexibility for these periods. The amendment also provided that the Company would maintain excess availability on the borrowing base of not less than $23 million until June 30, 2006 if a default or event of default does not exist on or before this date. The applicable margin pricing has been increased by 25 basis points. In addition, the amendment extended the Company’s requirement to refinance the remaining $22,291 aggregate principal amount of the 7 1/4% convertible subordinated debentures and the 8 1/4% convertible senior subordinated debentures from February 28, 2006 to June 10, 2006.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Richardson Electronics, Ltd.:

We have audited the accompanying consolidated balance sheets of Richardson Electronics, Ltd. and subsidiaries as of May 28, 2005 and May 29, 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the two-year period ended May 28, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Richardson Electronics, Ltd. and subsidiaries as of May 28, 2005 and May 29, 2004, and the results of their operations and their cash flows for each of the years in the two-year period ended May 28, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Richardson Electronics, Ltd.’s internal control over financial reporting as of May 28, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 26, 2005, expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.

As discussed in Note A to the consolidated financial statements, the Company changed its method of accounting for certain inventories from the last-in, first-out method to the first-in, first-out method as of June 1, 2003.

/s/    KPMG LLP

Chicago, Illinois

August 26, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Richardson Electronics, Ltd.;

We have audited the accompanying consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows of Richardson Electronics, Ltd. and subsidiaries for the year ended May 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations of Richardson Electronics, Ltd. and subsidiaries and their cash flows for the year ended May 31, 2003, in conformity with U.S. generally accepted accounting principles.

As discussed in the Notes to the consolidated financial statements, effective June 1, 2002, the Company changed its method for accounting for goodwill and other intangible assets to conform with SFAS No. 142, Goodwill and Other Intangible Assets.

/s/    Ernst & Young LLP

Chicago, IL

July 2, 2003

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On August 22, 2003, the Company engaged KPMG LLP as its principal accountants for the fiscal year ending May 29, 2004, and chose not to renew the engagement of Ernst & Young LLP (“Ernst & Young”). The decision to change accountants was made by the audit committee of the board of directors and the board.

During the two fiscal years ended May 31, 2003, and through August 22, 2003, there were no disagreements between the Company and Ernst & Young on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Ernst & Young’s satisfaction, would have caused them to make reference in connection with their opinion to the subject matter of the disagreement. There were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

Ernst & Young’s reports on the Company’s consolidated financial statements for the years ended May 31, 2003 and June 1, 2002 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty or audit scope.

Item 9A. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of May 28, 2005. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of May 28, 2005 due to the material weaknesses described in internal control over financial reporting below (Item 9A.(b)).

(b)	Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934, as amended. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness represents a significant deficiency (as defined in the Public Company Accounting Oversight Board’s Auditing Standard No. 2), or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of May 28, 2005 based on the framework published by the Committee of Sponsoring Organizations of the Treadway Commission, Internal Control - Integrated Framework. Management has identified the following material weaknesses in the Company’s internal control over financial reporting as of May 28, 2005:

1.	Deficiencies in the Company’s control environment. The Company did not maintain effective company-level controls as defined in the Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission. Specifically:

•	The Company had inadequately trained finance, accounting, and tax personnel with appropriate expertise in U.S. generally accepted accounting principles. Accordingly, in certain circumstances, an effective secondary review of technical accounting matters was not performed.

•	The Company did not maintain proper segregation of duties between the access to cash, accounts receivable and inventory and the financial accounting responsibility for such assets, nor did the Company adopt appropriate policies to limit the authority of those personnel responsible for these duties.

•	The Company did not maintain adequate controls over end-user computing. Specifically, controls over the access, completeness, accuracy, validity, and review of certain spreadsheet information that supports the financial reporting process were either not designed appropriately or did not operate as designed.

These deficiencies resulted in a more than remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected, and contributed to the development of other material weaknesses described below.

2.	Inadequate controls associated with the accounting for income taxes. The Company did not employ personnel with the appropriate level of skill and experience to prepare, document, and review its accounting for income taxes. This lack of skill and experience resulted in the Company’s inability to:

•	Execute procedures to periodically reassess the valuation of tax assets and liabilities;

•	Effectively perform and document a periodic evaluation of the reasonableness of assumptions with respect to the recoverability of recorded deferred tax assets and tax reserves;

•	Provide appropriate oversight to ensure that the risks and obligations with respect to the financial reporting effects of tax planning strategies were appropriately monitored and addressed;

•	Execute policies and procedures to ensure that the financial reporting and disclosure obligations related to tax contingencies were appropriately understood and considered; and

•	Maintain policies and procedures to ensure that the effects of deficiencies in the tax reporting process associated with value added taxes were properly reflected in the financial statements.

As a result of these deficiencies, material misstatements were identified in the Company’s deferred tax assets and liabilities, valuation allowance, and tax reserves. The correction of these misstatements has been reflected in the consolidated financial statements as of and for the year ended May 28, 2005.

3.	Inadequate financial statement preparation and review procedures. The Company did not maintain adequate policies and procedures, or employ sufficiently experienced personnel, to ensure that accurate and reliable interim and annual consolidated financial statements were prepared and reviewed on a timely basis. Specifically, the Company did not have:

•	Effective reconciliation of significant balance sheet accounts;

•	Effective reconciliation of subsidiary accounts to consolidating financial information;

•	Sufficient skills and experience in the application of U.S. generally accepted accounting principles on the part of certain subsidiaries;

•	Policies and procedures relating to the origination and maintenance of contemporaneous documentation to support key accounting judgments;

•	Effective review of presentation and disclosure requirements related to the financial statements;

•	Procedures to provide support for accounting entries submitted from the parent company and affiliates; and

•	Adequate policies and procedures related to the review and approval of accounting entries.

As a result of these deficiencies, misstatements were identified in the Company’s consolidated financial statements. These deficiencies in internal control over financial reporting resulted in a more than remote likelihood that a material misstatement of the Company’s interim or annual financial statements would not be prevented or detected.

4	Deficiency related to the application of accounting literature. The Company did not maintain adequate policies and procedures, or employ sufficiently experienced personnel, to ensure appropriate application of Financial Accounting Standards Board Statement (SFAS) No. 52, Foreign Currency Translation.

This deficiency resulted in material errors in accounting which required restatement of the Company’s consolidated financial statements as of and for the years ended June 1, 2002 and May 31, 2003, and for interim periods in fiscal 2003 and 2004, and the first and second quarters of fiscal 2005, to reflect the correction of their errors in accounting.

As a result of the aforementioned material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of May 28, 2005.

KPMG LLP, the Company’s independent registered public accounting firm, has issued an audit report on management’s assessment of the Company’s internal control over financial reporting, which is included herein (Item 9A.(e)).

(c)	Changes in Internal Control over Financial Reporting

There were two changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter of fiscal 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

•	The Company implemented the review of a quarterly variance analysis of foreign currency as part of its standard operating procedures.

•	The Information Systems group installed several software packages to strengthen the internal controls over change management and system monitoring.

(d)	Remediation Efforts to Address Material Weaknesses in Internal Control over Financial Reporting

In order to remediate the material weaknesses identified in internal control over financial reporting and ensure the integrity of our financial reporting processes, we have implemented or are in the process of implementing the following actions:

•	In June 2005, the Company hired a Director of Tax to increase its focus on processes and procedures associated with accounting for income taxes;

•	The Company is assessing the appropriateness of engaging outside tax professionals to provide global compliance and reporting services to ensure that the Company has appropriate resources to conduct timely reviews and evaluations of the Company’s current and deferred tax provisions, deferred tax assets and liabilities, and related complex tax issues;

•	The Company has developed a program to provide training for accounting personnel in the Company’s foreign subsidiaries. Beginning in September 2005, training will be conducted and will continue throughout fiscal 2006;

•	The Company has enhanced its account reconciliation process to ensure that accounts are being reconciled on a timely basis, the reconciliations are independently reviewed, and any reconciling items are cleared on a timely basis;

•	The Company has developed a plan to strengthen its procedures regarding the review and approval of journal entries through system automation;

•	The Company has developed formal procedures for financial statement variance analysis and balance sheet reconciliations. The monthly closing schedule is formally communicated to all subsidiaries;

•	The Company has improved documentation of management review and reconciliation performance through policies, education and re-enforcement, a balance sheet listing of employees who reconcile and approve account reconciliations, and the implementation of key financial manager checklists;

•	The Company intends to enhance controls over financial reporting of our foreign subsidiaries to ensure the consolidated financial statements are presented in accordance with U.S. GAAP;

•	The Company will develop and implement a policy related to controls over end-user computing; and

•	The Company is recruiting for a Director of Internal Audit to assist the Company in its ongoing evaluation and monitoring of internal control over financial reporting.

In addition, in an effort to improve internal control over financial reporting, the Company continues to emphasize the importance of establishing the appropriate environment in relation to accounting, financial reporting, and internal control over financial reporting and the importance of identifying areas for improvement and to create and implement new policies and procedures where material weaknesses or significant deficiencies exist. Furthermore, in an effort to improve internal control over financial reporting, the Company has hired additional accounting expertise and has continued its use of external resources. In addition, a new Chief Financial Officer joined the Company in June 2005.

It should be noted the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, do not expect that the Company’s internal controls will prevent all error and all fraud, even after completion of the described remediation efforts. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

(e)	Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Richardson Electronics, Ltd.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting (Item 9A.(b)), that Richardson Electronics, Ltd. and subsidiaries (the Company) did not maintain effective internal control over financial reporting as of May 28, 2005, because of the effect of material weaknesses identified in management’s assessment, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Richardson Electronics, Ltd.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment as of May 28, 2005:

1	Deficiencies in the Company’s Control Environment. The Company did not maintain effective company-level controls as defined in the Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Specifically:

•	The Company had inadequately trained finance, accounting, and tax personnel with a lack of appropriate expertise in U.S. generally accepted accounting principles. Accordingly, in certain circumstances, an effective secondary review of technical accounting matters was not performed.

•	The Company did not maintain proper segregation of duties between the access to cash, accounts receivable and inventory and the financial accounting responsibility for such assets, nor did the Company adopt appropriate policies to limit the authority of those personnel responsible for these duties.

•	The Company did not maintain adequate controls over end-user computing. Specifically, controls over the access, completeness, accuracy, validity, and review of certain spreadsheet information that supports the financial reporting process were either not designed appropriately or did not operate as designed.

These deficiencies resulted in a more than remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected, and contributed to the development of other material weaknesses described below.

2	Inadequate controls associated with the accounting for income taxes. The Company did not employ personnel with the appropriate level of skill and experience to prepare, document, and review its accounting for income taxes. This lack of skill and experience resulted in the Company’s inability to:

•	Execute procedures to periodically reassess the valuation of tax assets and liabilities;

•	Effectively perform and document a periodic evaluation of the reasonableness of assumptions with respect to the recoverability of recorded deferred tax assets and tax reserves;

•	Provide appropriate oversight to ensure that the risks and obligations with respect to the financial reporting effects of tax planning strategies were appropriately monitored and addressed;

•	Execute policies and procedures to ensure that the financial reporting and disclosure obligations related to tax contingencies were appropriately understood and considered; and

•	Maintain policies and procedures to ensure that the effects of deficiencies in the tax reporting process associated with value added taxes were properly reflected in the financial statements.

As a result of these deficiencies, material misstatements were identified in the Company’s deferred tax assets and liabilities, valuation allowance, and tax reserves.

3	Inadequate financial statement preparation and review procedures. The Company did not maintain adequate policies and procedures, or employ sufficiently experienced personnel, to ensure that accurate and reliable interim and annual consolidated financial statements were prepared and reviewed on a timely basis. Specifically, the Company did not have:

•	Effective reconciliation of significant balance sheet accounts;

•	Effective reconciliation of subsidiary accounts to consolidating financial information;

•	Sufficient skills and experience in the application of U.S. generally accepted accounting principles on the part of certain subsidiaries;

•	Policies and procedures relating to the origination and maintenance of contemporaneous documentation to support key accounting judgments made;

•	Effective review of presentation and disclosure requirements related to the financial statements;

•	Procedures to provide support for accounting entries submitted from the parent company and affiliates; and

•	Adequate policies and procedures related to the review and approval of accounting entries.

As a result of these deficiencies, misstatements were identified in the Company’s consolidated financial statements. These deficiencies in internal control over financial reporting resulted in a more than remote likelihood that a material misstatement of the Company’s interim or annual financial statements would not be prevented or detected.

4	Deficiency related to the application of accounting literature. The Company did not maintain adequate policies and procedures, or employ sufficiently experienced personnel, to ensure appropriate application of Financial Accounting Standards Board Statement No. (SFAS) 52, Foreign Currency Translation.

This deficiency resulted in material errors in accounting which required restatement of the Company’s consolidated financial statements as of and for the years ended June 1, 2002 and May 31, 2003 and for interim periods in 2003 and 2004 and the first and second quarters of fiscal 2005 to reflect the correction of their errors in accounting.

In our opinion, management’s assessment that Richardson Electronics, Ltd. and subsidiaries did not maintain effective internal control over financial reporting as of May 28, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Richardson Electronics, Ltd. and subsidiaries have not maintained effective internal control over financial reporting as of May 28, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP

Chicago, Illinois

August 26, 2005

Item 9B. Other Information

On August 24, 2005, the Company received a waiver from its lending group under its credit agreement as the Company was not in compliance with respect to the fixed charge coverage ratio for the fiscal quarter ended May 28, 2005 and amended the credit agreement to provide additional flexibility to the Company in connection with certain financial covenants (the “Waiver and Second Amendment”). A description of the material terms of the credit agreement is provided in the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2004.

Pursuant to the Waiver and Second Amendment, the maximum permitted leverage ratios and the minimum required fixed charge coverage ratios have been amended for each of the first three quarters of fiscal 2006 to provide the Company additional flexibility for these periods. In addition, the amendment also provides that the Company will maintain excess availability on the borrowing base of not less than $23 million until June 30, 2006 if a default or event of default (each as defined in the credit agreement) exists on or before this date. In addition, the applicable margin pricing has been increased by 25 basis points. Finally, the amendment extended the Company’s requirement to refinance the remaining $22,291 aggregate principal amount of the 7 1/4% convertible subordinated debentures and the 8 1/4% convertible senior subordinated debentures from February 28, 2006 to June 10, 2006.

The description of this Waiver and Second Amendment is qualified in its entirety by reference to the Waiver and Second Amendment, a copy of which is filed as Exhibit 10(ac)(1) to this Form 10-K and incorporated by reference herein.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information concerning directors and executive officers of the registrant will be contained in the Company’s Proxy Statement to be issued in connection with its Annual Meeting of Stockholders scheduled to be held October 18, 2005 under the caption “ELECTION OF DIRECTORS”, which information is incorporated herein by reference.

Item 11. Executive Compensation

Information concerning executive compensation is contained in the Company’s Proxy Statement to be issued in connection with its Annual Meeting of Stockholders scheduled to be held October 18, 2005 under the caption “EXECUTIVE COMPENSATION”, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management is contained in the Company’s Proxy Statement to be issued in connection with its Annual Meeting of Stockholders scheduled to be held October 18, 2005 under the caption “ELECTION OF DIRECTORS—Information Relating to Directors, Nominees and Executive Officers” and “PRINCIPAL STOCKHOLDERS”, which information is incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth information as of May 28, 2005, with respect to compensation plans under which equity securities of the Company are authorized for issuance:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Per Share Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity Compensation Plans Approved by Security Holders	1,677,402		$9.41		870,415
Equity Compensation Plans Not Approved by Security Holders	23,563	(1)	$12.95	(1)	5,302	(2)

Total	1,700,965		$9.46		875,717

(1)	The Company has issued options pursuant to a contract to Arnold Allen, former President of the Company (see “Director Compensation” above).
(2)	The Company has also established The Florence Richardson Award pursuant to which annually one employee of the Company is selected by a committee of employees for outstanding achievement to receive an award of shares of Common Stock of the Company having a market value of $5,000.

Item 13. Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions is contained in the Company’s Proxy Statement to be issued in connection with its Annual Meeting of Stockholders scheduled to be held October 18, 2005 under the caption “EXECUTIVE COMPENSATION”, which information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information concerning accountant fees and services is contained in the Company’s Proxy Statement to be issued in connection with its Annual Meeting of Stockholders scheduled to be held October 18, 2005, under the captions “AUDIT FEES, TAX FEES, AND ALL OTHER FEES”, which information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Exhibit

See Exhibit Index.

(b)	Financial Statements and Financial Statement Schedules.

The Company’s consolidated financial statements being filed as part of this Form 10-K are filed on Item 8 of this Form 10-K. All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore, have been omitted.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RICHARDSON ELECTRONICS, LTD.

By:	/s/ EDWARD J. RICHARDSON	By:	/s/ BRUCE W. JOHNSON
	Edward J. Richardson,		Bruce W. Johnson,
	Chairman of the Board and Chief Executive Officer		President and Chief Operating Officer

		By:	/s/ DAVID J. DENEVE
Date: August 26, 2005			David J. DeNeve
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ EDWARD J. RICHARDSON	/s/ BRUCE W. JOHNSON
Edward J. Richardson,	Bruce W. Johnson,
Chairman of the Board and Chief Executive Officer (principal executive officer) and Director	Chief Operating Officer and Director

August 26, 2005	August 26, 2005

/s/ ARNOLD R. ALLEN	/s/ JACQUES BOUYER
Arnold R. Allen,	Jacques Bouyer,
Director	Director

August 26, 2005	August 26, 2005

/s/ SCOTT HODES	/s/ AD KETELAARS
Scott Hodes,	Ad Ketelaars,
Director	Director

August 26, 2005	August 26, 2005

/s/ JOHN PETERSON	/s/ HAROLD L. PURKEY
John Peterson,	Harold L. Purkey,
Director	Director

August 26, 2005	August 26, 2005

/s/ SAMUEL RUBINOVITZ
Samuel Rubinovitz,
Director

August 26, 2005

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Exhibit Index

(c)	EXHIBITS

3(a)	Restated Certificate of Incorporation of the Company, incorporated by reference to Appendix B to the Proxy Statement / Prospectus dated November 13, 1986, incorporated by reference to the Company’s Registration Statement on Form S-4, Commission File No. 33-8696.

3(b)	By-laws of the Company, as amended, incorporated by reference to Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1997, Commission File No. 000-12906.

4(a)	Indenture dated February 14, 2005 between the Company and J.P. Morgan Trust Company, as trustee, for 7 3/4% Convertible Senior Subordinated Debentures due December 15, 2011 (including form of 7 3/4% Convertible Senior Subordinated Debentures due December 15, 2011), incorporated by reference to Exhibit 10 of the Company’s Report on Form 8-K dated February 15, 2005, Commission File No. 000-12906.

4(b)	Specimen forms of Common Stock and Class B Common Stock certificates of the Company incorporated by reference to Exhibit 4(a) to the Company’s Registration Statement on Form S-1, Commission File No. 33-10834.

4(c)	Indenture dated December 15, 1986 between the Company and Continental Illinois National Bank and Trust Company of Chicago, as Trustee, for 7 1/4% Convertible Subordinated Debentures due December 15, 2006 (including form of 7 1/4% Convertible Subordinated Debentures due December 15, 2006), incorporated by reference to Exhibit 4(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1987, Commission File No. 000-12906.

4(c)(1)	First Amendment to Indenture between the Company and First Trust National Association, as successor trustee to Continental Illinois National Bank and Trust Company of Chicago dated February 18, 1997, incorporated by reference to Exhibit 4(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, Commission File No. 000-12906.

4(d)	Indenture dated December 16, 1996 between the Company and American National Bank and Trust Company, as Trustee, for 8 1/4% Convertible Senior Subordinated Debentures due June 15, 2006 (including form of 8 1/4% Convertible Senior Subordinated Debentures due June 15, 2006), incorporated by reference to Exhibit 10 of the Company’s Schedule 13E-4 dated December 18, 1996, Commission File No. 005-36031.

10(a)	The Corporate Plan for Retirement The Profit Sharing / 401(k) Plan Fidelity Basic Plan Document No. 07 effective June 1, 1996, incorporated by reference to Exhibit 10(d) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1996, Commission File No. 000-12906.*

10(a)(1)	Amendment to the Company’s Employees’ Profit Sharing Plan and Trust Agreement, incorporated by reference to Exhibit 10(a)(1) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2003, filed with the SEC August 29, 2003, Commission File No. 000-12906.*

10(b)	The Company’s Amended and Restated Employees’ Incentive Stock Option Plan effective April 8, 1987, incorporated by reference to Exhibit 10(m) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1987, Commission File No. 000-12906.*

10(b)(1)	First Amendment to the Company’s Amended and Restated Employees’ Incentive Stock Option Plan effective April 11, 1989, incorporated by reference to Exhibit 10(l)(1) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1989, Commission File No. 000-12906.*

10(b)(2)	Second Amendment to the Company’s Amended and Restated Employees Incentive Stock Option Plan dated July 30, 1991, incorporated by reference to Exhibit 10(l)(2) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1991, Commission File No. 000-12906.*

10(b)(3)	Third Amendment to the Company’s Amended and Restated Incentive Stock Option Plan dated August 15, 1996, incorporated by reference to Exhibit 10(e)(3) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1996, Commission File No. 000-12906.*

10(c)	The Company’s Employees 1996 Stock Purchase Plan, incorporated by reference to Exhibit A of the Company’s Proxy Statement dated September 3, 1996 for its Annual Meeting of Stockholders held on October 1, 1996, Commission File No. 000-12906.*

10(d)	Employees Stock Ownership Plan, effective as of June 1, 1987, restated effective as of June 1, 1989, as amended July 14, 1994, incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1994, Commission File No. 000-12906.*

10(d)(1)	First Amendment to Employees Stock Ownership Plan dated July 12, 1995, incorporated by reference to Exhibit 10(g)(1) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1995, Commission File No. 000-12906.*

10(d)(2)	Second Amendment to Employees Stock Ownership Plan, dated April 10, 1996, incorporated by reference to Exhibit 10(h)(2) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1996, Commission File No. 000-12906.*

10(d)(3)	Third Amendment to Employees Stock Ownership Plan, effective June 1, 1989, as amended and restated July 14, 1994, dated April 9, 1997 incorporated by reference to Exhibit 10(g)(3) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1998, Commission File No. 000-12906.*

10(d)(4)	Fourth Amendment to Employees Stock Ownership Plan, dated October 12, 2004, incorporated by reference to Exhibit B to the Company’s Proxy Statement dated September 10, 2004, for its Annual Meeting of Stockholders held October 12, 2004, Commission File No. 000-12906.*

10(d)(5)	Fifth Amendment to Employees Stock Ownership Plan, dated April 5, 2005, incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1, Commission File No. 333-125254, filed with the SEC on May 26, 2005.*

10(e)(1)	Employees 1999 Stock Purchase Plan, incorporated by reference to Exhibit 10(h) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1999, Commission File No. 000-12906.*

10(e)(2)	Amendment to the Company’s Employees 1999 Stock Purchase Plan, incorporated by reference to Exhibit B to the Company’s Proxy Statement dated September 4, 2001, for its Annual Meeting of Stockholders held October 16, 2001, Commission File No. 000-12906.*

10(f)	The Company’s Stock Option Plan for Non-Employee Directors, effective August 1, 1999, incorporated by reference to Exhibit A to the Company’s Proxy Statement dated August 30, 1989 for its Annual Meeting of Stockholders held on October 18, 1989, Commission File No. 000-12906.*

10(g)	The Company’s 1996 Stock Option Plan for Non-Employee Directors, incorporated by reference to Exhibit C of the Company’s Proxy Statement dated September 3, 1996 for its Annual Meeting of Stockholders held on October 1, 1996, Commission File No. 000-12906.*

10(h)	The Company’s Employees’ Incentive Compensation Plan effective July 24, 1990, incorporated by reference to Exhibit A to the Company’s Proxy Statement dated August 31, 1990 for its Annual Meeting of Stockholders held on October 9, 1990, Commission File No. 000-12906.*

10(h)(1)	First Amendment to Employees Incentive Compensation Plan dated July 30, 1991, incorporated by reference to Exhibit 10(p)(1) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1991, Commission File No. 000-12906.*

10(h)(2)	Second Amendment to Employees Incentive Compensation Plan dated August 15, 1996, incorporated by reference to Exhibit 10(k)(2) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1996, Commission File No. 000-12906.*

10(i)	The Company’s Employees’ 1994 Incentive Compensation Plan, incorporated by reference to Exhibit A to the Company’s Proxy Statement dated August 31, 1994 for its Annual Meeting of Stockholders held on October 11, 1994, Commission File No. 000-12906.*

10(i)(1)	First Amendment to the Company’s Employees’ 1994 Incentive Compensation Plan dated August 15, 1996, incorporated by reference to Exhibit 10(l)(1) the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1996, Commission File No. 000-12906.*

10(j)	The Company’s Employees 1996 Incentive Compensation Plan, incorporated by reference to Exhibit B of the Company’s Proxy Statement dated September 3, 1996 for its Annual Meeting of Stockholders held on October 1, 1996, Commission File No. 000-12906.*

10(k)	The Company’s Employees 1998 Incentive Compensation Plan, incorporated by reference to Exhibit A of the Company’s Proxy Statement dated September 3, 1998 for its Annual Meeting of Stockholders held on October 6, 1998, Commission File No. 000-12906.*

10(l)	Letter dated April 1, 1993 between the Company and Arnold R. Allen regarding Mr. Allen’s engagement as consultant by the Company, incorporated by reference to Exhibit 10(i)(2) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1993, Commission File No. 000-12906.*

10(m)	Employment, Nondisclosure and Non-Compete Agreement dated June 1, 1998 between the Company and Flint Cooper, incorporated by reference to Exhibit 10(p) to the Company’s Annual Report on Form 10-K for the fiscal year ended on May 31, 1998, Commission File No. 000-12906.*

10(n)	Employment, Nondisclosure and Non-Compete Agreement dated June 6, 2000 between the Company and Robert Prince, incorporated by reference to Exhibit 10(n) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2003, filed with the SEC August 29, 2003, Commission File No. 000-12906.*

10(o)	Agreement dated August 6, 2002 between the Company and William J. Garry, incorporated by reference to Exhibit 10(hh) of the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2002, Commission File No. 000-12906.*

10(p)	Employment and Bonus Agreement dated November 7, 1996 between the Company and Bruce W. Johnson, incorporated by reference to Item 9(4)(c) of the Company’s Schedule 13 E-4 dated December 18, 1996, Commission File No. 005-36031.*

10(q)	Employment Agreement dated May 10, 1993, as amended March 23, 1998, between Richardson Electronics Italy s.r.l. and Pierluigi Calderone, incorporated by reference to Exhibit 10(d) of the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1998, Commission File No. 000-12906.*

10(r)	Employment, Nondisclosure and Non-Compete Agreement dated September 26, 1999 between the Company and Murray Kennedy, incorporated by reference to Exhibit 10(w) of the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2000, Commission File No. 000-12906.*

10(s)	Employment, Nondisclosure and Non-Compete Agreement dated November 22, 1999 between the Company and Gregory Peloquin, incorporated by reference to Exhibit 10(x) of the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2000, Commission File No. 000-12906.*

10(t)	Employment, Nondisclosure and Non-Compete Agreement dated May 30, 2000 between the Company and Robert Heise, incorporated by reference to Exhibit 10(z) of the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2000, Commission File No. 000-12906.*

10(u)	Employment, Nondisclosure and Non-Compete Agreement dated May 31, 2002 between the Company and Dario Sacomani, incorporated by reference to Exhibit 10(gg) of the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2002, Commission File No. 000-12906.*

10(v)(1)	The Company’s Directors and Officers Executive Liability and Indemnification Insurance Policy renewal issued by Chubb Group of Insurance Companies—Policy Number 8125-6460, incorporated by reference to Exhibit 10.35 to the Company’s Registration Statement on Form S-1, Commission File No. 333-125254 filed with the SEC on May 26, 2005.

10(v)(2)	The Company’s Directors and Officers Liability Insurance Policy issued by National Union Fire Insurance Company of Pittsburgh, Pa.—Policy Number 361-27-97, incorporated by reference to Exhibit 10.36 to the Company’s Registration Statement on Form S-1, Commission File No. 333-125254 filed with the SEC on May 26, 2005.

10(v)(3)	The Company’s Excess Directors and Officers Liability and Corporate Indemnification Policy issued by St. Paul Mercury Insurance Company—Policy Number 512CM01175, incorporated by reference to Exhibit 10.37 to the Company’s Registration Statement on Form S-1, Commission File No. 333-125254 filed with the SEC on May 26, 2005.

10(w)	Distributor Agreement, executed August 8, 1991, between the Company and Varian Associates, Inc., incorporated by reference to Exhibit 10(d) of the Company’s Current Report on Form 8-K for September 30, 1991, Commission File No. 000-12906.

10(w)(1)	Amendment dated September 30, 1991 between the Company and Varian Associates, Inc., incorporated by reference to Exhibit 10(e) of the Company’s Current Report on Form 8-K for September 30, 1991, Commission File No. 000-12906.

10(w)(2)	First Amendment to Distributor Agreement between Varian Associates, Inc. and the Company dated April 10, 1992, incorporated by reference to Exhibit 10(v)(5) of the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1992, Commission File No. 000-12906.

10(w)(3)	Consent to Assignment and Assignment dated August 4, 1995 between the Company and Varian Associates, Inc., incorporated by reference to Exhibit 10(s)(4) of the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1995, Commission File No. 000-12906.

10(x)	Trademark License Agreement dated May 1, 1991 between North American Philips Corporation and the Company, incorporated by reference to Exhibit 10(w)(3) of the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1991, Commission File No. 000-12906.

10(y)	Agreement among Richardson Electronics, Ltd., Richardson Electronique S.A., Covelec S.A. (now known as Covimag S.A.), and Messrs. Denis Dumont and Patrick Pertzborn, delivered February 23, 1995, translated from French, incorporated by reference to Exhibit 10(b) to the Company’s Report on Form 8-K dated February 23, 1995, Commission File No. 000-12906.

10(z)	Form of Additional Option Agreement issued under Company’s 1996 Stock Option Plan for Non-Employee Directors, incorporated by reference to Exhibit 10(g)(1) to the Company’s Report on Form 10-Q/A dated May 18, 2005, Commission File No. 000-12906.*

10(aa)	Form of Incentive Stock Option issued under Company’s Employees 1998 Incentive Compensation Plan, incorporated by reference to Exhibit 10(k)(1) to the Company’s Report on Form 10-Q/A dated May 18, 2005, Commission File No. 000-12906.*

10(ab)	Form of Restricted Stock Award issued under Company’s Employees 1998 Incentive Compensation Plan, incorporated by reference to Exhibit 10(k)(2) to the Company’s Report on Form 10-Q/A dated May 18, 2005, Commission File No. 000-12906.*

10(ac)	Amended and Restated Revolving Credit Agreement, dated October 29, 2004, by and among the Company, Burtek Systems, Inc., Richardson Electronics Canada, Ltd., Richardson Electronics Limited, RESA, SNC, Richardson Electronique SNC, Richardson Electronics Iberica, S.A., Richardson Electronics GmbH, Richardson Electronics Benelux B.V., Richardson Sweden Holding AB, Richardson Electronics KK, Bank One, NA, London Branch, Bank One, NA, Canada Branch, Bank One, NA, Tokyo Branch and Bank One, NA, incorporated by reference to Exhibit A to the Company’s Report on Form 8-K dated November 1, 2004, Commission File No. 000-12906.

10(ac)(1)	Consent and First Amendment to Amended and Restated Revolving Credit Agreement, entered into as of December 20, 2004, by and among the Company, Burtek Systems, Inc., Richardson Electronics Canada, Ltd., Richardson Electronics Limited, RESA, SNC, Richardson Electronique SNC, Richardson Electronics Iberica, S.A., Richardson Electronics GmbH, Richardson Electronics Benelux B.V., Richardson Sweden Holding AB, Richardson Electronics KK, JP Morgan Bank, N.A., London Branch, JPMorgan Chase Bank, N.A., Canada Branch, JPMorgan Chase Bank, N.A., Tokyo Branch, JPMorgan Chase Bank, N.A.

10(ac)(2)	Waiver and Second Amendment to Amended and Restated Revolving Credit Agreement, dated August 24, 2005, by and among the Company, Burtek Systems, Inc., Richardson Electronics Canada, Ltd., Richardson Electronics Limited, RESA, SNC, Richardson Electronique SNC, Richardson Electronics Iberica, S.A., Richardson Electronics GmbH, Richardson Electronics Benelux B.V., Richardson Sweden Holding AB, Richardson Electronics KK, JP Morgan Bank, N.A., London Branch, JPMorgan Chase Bank, N.A., Canada Branch, JPMorgan Chase Bank, N.A., Tokyo Branch, JPMorgan Chase Bank, N.A.

10(ad)	Employment, Nondisclosure and Non-Compete Agreement dated June 1, 2004 by and between the Company and George Solas, incorporated by reference to Exhibit 10.46 to the Company’s Registration Statement on Form S-1, Commission File No. 333-113568.*

10(ae)	Employment, Nondisclosure and Non-Compete Agreement dated June 1, 2004 by and between the Company and Wendy Diddell, incorporated by reference to Exhibit 10.47 to the Company’s Registration Statement on Form S-1, Commission File No. 333-113568.*

10(af)	Real Estate Sale Contract dated June 8, 2004 between the Company and Shodeen Construction Company, L.L.C., incorporated by reference to Exhibit 10.48 to the Company’s Registration Statement on Form S-1, Commission File No. 333-113568.

10(ag)	First Amendment to the Real Estate Sale Contract dated April 2005 between the Company and Shodeen Construction Company, L.L.C., incorporated by reference to Exhibit 10.51 to the Company’s Registration Statement on Form S-1, Commission File No. 333-125254 filed with the SEC on May 26, 2005.

10(ah)	Form of Exchange Agreement, dated February 2005, between the Company and certain holders of outstanding debentures, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated February 15, 2005, Commission File No. 000-12906.

10(ai)	Form of Resale Registration Rights Agreement, dated February 2005, between the Company and the holders specified therein, incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 8-K dated February 15, 2005, Commission File No. 000-12906.

10(aj)	Employment, Nondisclosure and Non-Compete Agreement dated June 20, 2005 by and between the Company and David J. DeNeve incorporated by reference to Exhibit 99.1 to the Company’s Report on Form 8-K dated June 22, 2005, Commission File No. 000-12906.*

10(ak)	Employment Agreement dated July 18, 2005 by and between the Company and Dario Sacomani incorporated by reference to Exhibit 99.1 to the Company’s Report on Form 8-K dated July 19, 2005, Commission File No. 000-12906.*

10(al)	Purchase and Sale Agreement dated August 4, 2005 between the Company and TAB Construction Company.

21	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm—KPMG LLP.

23.2	Consent of Independent Registered Public Accounting Firm—Ernst & Young LLP.

31.1	Certification of Edward J. Richardson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of David J. DeNeve pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to the Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan or arrangement