Form 10-Q
period 2005-09-03
RICHARDSON ELECTRONICS LTD/DE
filed 2005-10-13
CIK 355948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 3, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of October 11, 2005, there were outstanding 15,619,879 shares of Common Stock, $.05 par value, inclusive of 1,328,961 shares held in treasury, and 3,109,697 shares of Class B Common Stock, $.05 par value, which are convertible into Common Stock of the registrant on a share for share basis.

(i)

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Richardson Electronics, Ltd.

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

	Unaudited September 3, 2005	May 28, 2005
Assets
Current assets:
Cash and cash equivalents	$20,285	$24,530
Receivables, less allowance of $1,924 and $1,934	104,121	106,928
Inventories	112,936	102,272
Prepaid expenses	5,188	3,293
Deferred income taxes	6,644	6,644

Total current assets	249,174	243,667

Other assets:
Property, plant and equipment, net	31,597	31,821
Goodwill	12,861	6,149
Other intangible assets, net	1,375	1,018
Non-current deferred income taxes	411	428
Assets held for sale	160	—
Other assets	4,483	4,735

Total other assets	50,887	44,151

Total assets	$300,061	$287,818

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$45,962	$39,305
Accrued liabilities	23,738	22,731
Current portion of long-term debt	23,451	22,305

Total current liabilities	93,151	84,341

Non-current liabilities:
Long-term debt, less current portion	99,046	98,028
Non-current liabilities	975	1,401

Total non-current liabilities	100,021	99,429

Total liabilities	193,172	183,770

Stockholders’ equity:
Common stock, $.05 par value; issued 15,608 shares at September 3, 2005 and 15,597 shares at May 28, 2005	780	780
Class B common stock, convertible, $.05 par value; issued 3,120 shares at September 3, 2005 and May 28, 2005	156	156
Preferred stock, $1.00 par value, no shares issued	—	—
Additional paid-in capital	120,978	121,591
Common stock in treasury, at cost; 1,329 shares at September 3, 2005 and 1,332 shares at May 28, 2005	(7,876)	(7,894)
Accumulated deficit	(8,380)	(9,942)
Accumulated other comprehensive income (loss)	1,231	(643)

Total stockholders’ equity	106,889	104,048

Total liabilities and stockholders’ equity	$300,061	$287,818

See notes to condensed consolidated financial statements.

Richardson Electronics, Ltd.

Condensed Consolidated Statements of Operations

and Comprehensive Income

(Unaudited) (in thousands, except per share amounts)

	Three Months Ended
	September 3, 2005	August 28, 2004
Statements of Operations
Net sales	$158,145	$138,447
Cost of sales	119,329	104,918

Gross margin	38,816	33,529
Selling, general and administrative expenses	33,067	29,216
Gain on disposal of assets	(140)	(10)

Operating income	5,889	4,323

Other (income) expense:
Interest expense	2,321	2,257
Investment income	(108)	—
Foreign exchange (gain) loss	(137)	901
Other, net	44	37

Total other expense	2,120	3,195

Income before income taxes	3,769	1,128
Income tax provision	2,207	321

Net income	$1,562	$807

Net income per share - basic:
Net income per share	$0.09	$0.05

Average shares outstanding	17,384	15,872

Net income per share - diluted:
Net income per share	$0.09	$0.05

Average shares outstanding	17,488	16,124

Dividends per common share	$0.04	$0.04

Statements of Comprehensive Income
Net income	$1,562	$807
Foreign currency translation	1,942	460
Fair value adjustments on investments,
net of income tax effect	(68)	74
Cash flow hedges, net of income tax effect	—	41

Comprehensive income	$3,436	$1,382

See notes to condensed consolidated financial statements.

Richardson Electronics, Ltd.

Condensed Consolidated Statements of Cash Flows

(Unaudited) (in thousands)

	Three Months Ended
	September 3, 2005	August 28, 2004
Operating activities:
Net income	$1,562	$807
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	1,482	1,347
Gain on disposal of assets	(140)	(10)
Deferred income taxes	23	306
Receivables	4,854	802
Inventories	(7,541)	(10,590)
Accounts payable and accrued liabilities	6,765	2,833
Other liabilities	(419)	(4,921)
Other	(1,436)	(175)

Net cash provided by (used in) operating activities	5,150	(9,601)

Investing activities:
Capital expenditures	(1,069)	(2,282)
Proceeds from sale of assets	241	—
Business acquisitions, net of cash acquired	(6,524)	(545)
Proceeds from sales of available-for-sale securities	401	144
Purchases of available-for-sale securities	(401)	(144)
Other	—	(90)

Net cash used in investing activities	(7,352)	(2,917)

Financing activities:
Proceeds from borrowings	22,270	20,000
Payments on debt	(23,520)	(38,756)
Proceeds from issuance of common stock	86	27,893
Cash dividends	(682)	(679)
Other	(272)	—

Net cash provided by (used in) financing activities	(2,118)	8,458

Effect of exchange rate changes on cash and cash equivalents	75	(109)

Decrease in cash and cash equivalents	(4,245)	(4,169)
Cash and cash equivalents at beginning of period	24,530	16,927

Cash and cash equivalents at end of period	$20,285	$12,758

See notes to condensed consolidated financial statements.

RICHARDSON ELECTRONICS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except per share amounts and except where indicated)

Note A – Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-K. Accordingly, they do not include all the information and notes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the results of interim periods have been made and such adjustments were of a normal and recurring nature. The results of operations and cash flows for the three-month period ended September 3, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ended June 3, 2006.

The Company’s fiscal quarter ends on the Saturday nearest the end of the quarter ending month. The first quarter of fiscal 2006 contains 14 weeks, and the first quarter of fiscal 2005 contains 13 weeks.

The financial information contained in this report should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended May 28, 2005. Certain amounts in prior periods’ financial statements and related notes have been reclassified to conform with the fiscal 2006 presentation.

Note B – Investment in Marketable Equity Securities

The Company’s investments are primarily equity securities, all of which are classified as available-for-sale and are carried at their fair value based on the quoted market prices. Proceeds from the sale of the securities were $401 and $144 during the first quarter of fiscal 2006 and fiscal 2005, respectively, all of which were subsequently reinvested. Gross realized gains on those sales were $51 and $22 in the first quarter of fiscal 2006 and 2005, respectively. Gross realized losses on those sales were $1 and $17 in the first quarter of fiscal 2006 and 2005, respectively. Net unrealized holding gains of $320 and $447 have been included in accumulated comprehensive income (loss) for fiscal 2006 and 2005, respectively. The following table is the disclosure under Statement of Financial Accounting Standards (SFAS) No. 115 for the investment in marketable equity securities with fair values less than cost basis:

	Marketable Security Holding Length
	Less Than 12 Months		More Than 12 Months		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 3, 2005
Common Stock	$737	$97	$192	$11	$929	$108
May 28, 2005
Common Stock	$2,044	$33	$—	$—	$2,044	$33

Note C – Assets Held for Sale

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

Note D – Goodwill and Other Intangible Assets

The Company performed its annual impairment test during the fourth quarter of fiscal 2005. The same methodology was employed in completing the annual impairment test as in applying transitional accounting provisions of SFAS No. 142, Goodwill and Other Intangible Assets. The Company did not find any indication that additional impairment existed, and therefore, no additional impairment loss was recorded as a result of completing the annual impairment test.

The table below provides changes in carrying value of goodwill by reportable segment which includes RF & Wireless Communications Group (RFWC), Industrial Power Group (IPG), Security Systems Division (SSD), and Display Systems Group (DSG):

	Goodwill
	Reportable Segments
	RFWC	IPG	SSD	DSG	Total
Balance at May 28, 2005	$—	$1,126	$1,577	$3,446	$6,149

Additions	—	—	—	6,598	6,598
Foreign currency translation	—	3	111	—	114

Balance at September 3, 2005	$—	$1,129	$1,688	$10,044	$12,861

The addition to goodwill in the first quarter of fiscal 2006 represents the acquisition of A.C.T. Kern GmbH & Co. KG (“Kern”) located in Germany, effective June 1, 2005. The cash outlay for Kern was $6,524, net of cash acquired. Kern is one of the leading display technology companies in Europe with world wide customers in manufacturing, OEM, medicine, multimedia, IT trading, system houses, and other industries.

The following table provides changes in carrying value of other intangible assets not subject to amortization:

	Other Intangible Assets Not Subject to Amortization
	Reportable Segments
	RFWC	IPG	SSD	DSG	Total
Balance at May 28, 2005	$—	$9	$278	$—	$287
Foreign currency translation	—	—	20	—	20

Balance at September 3, 2005	$—	$9	$298	$—	$307

Intangible assets subject to amortization, as well as amortization expense are as follows:

	Intangible Assets Subject to Amortization
	September 3, 2005		May 28, 2005
	Gross Amounts	Accumulated Amortization	Gross Amounts	Accumulated Amortization
Debenture costs	$108	$—	$—	$—
Deferred financing costs	3,243	2,286	2,968	2,241
Patents and trademarks	478	475	478	474

Total	$3,829	$2,761	$3,446	$2,715

Deferred financing costs increased during the first quarter of fiscal 2006 due to the amendment of the Company’s multi-currency revolving credit agreement executed on August 24, 2005.

Amortization expense for the three-month periods ended September 3, 2005 and August 28, 2004 is as follows:

	Amortization Expense for First Quarter
	FY 2006	FY 2005
Deferred financing costs	$45	$42
Patents and trademarks	1	3

Total	$46	$45

The amortization expense associated with the intangible assets subject to amortization is expected to be $204, $201, $201, $201, $113, $53, and $29 in fiscal 2006, 2007, 2008, 2009, 2010, 2011, and 2012, respectively. The weighted average number of years of amortization expense remaining is 5.02.

Note E – Restructuring Charges

As a result of the Company’s fiscal 2005 restructuring initiative, a restructuring charge, including severance and lease termination costs of $2,152, was recorded in selling, general and administrative expenses (SG&A) in the third quarter of fiscal 2005. During the fourth quarter of fiscal 2005, the employee severance and related costs were adjusted resulting in a $183 decrease in SG&A due to the difference between estimated severance costs and the actual payouts. Severance costs of $1,108 were paid in fiscal 2005. During the first quarter of fiscal 2006, severance costs of $342 were paid. The remaining balance payable during fiscal 2006 has been included in accrued liabilities. Terminations affected over 60 employees across various business functions, operating units, and geographic regions. As of September 3, 2005, the following table depicts the amounts associated with the activity related to restructuring by reportable segment:

Fiscal 2006	Restructuring Liability May 28, 2005	For the three months ended September 3, 2005			Restructuring Liability September 3, 2005
		Reserve Recorded	Payment	Adjustment to Reserve
Employee severance and related costs:
RFWC	$318	$—	$(134)	$—	$184
IPG	183	—	(35)	—	148
SSD	25	—	(22)	—	3
DSG	230	—	(98)	—	132
Corporate	70	—	(53)	—	17

Total	826	—	(342)	—	484
Lease termination costs:
SSD	35	—	(35)	—	—

Total	$861	$—	$(377)	$—	$484

Note F – Warranties

The Company offers warranties for specific products it manufactures. The Company also provides extended warranties for some products it sells that lengthen the period of coverage specified in the manufacturer’s original warranty. Terms generally range from one to three years.

The Company estimates the cost to perform under its warranty obligation and recognizes this estimated cost at the time of the related product sale. The Company reports this expense as an element of cost of sales in its Condensed Consolidated Statements of Operations. Each quarter, the Company assesses actual warranty costs incurred, on a product-by-product basis, as compared to its estimated obligation. The estimates with respect to new products are based generally on knowledge of the manufacturers’ experience, are extrapolated to reflect the extended warranty period, and are refined each quarter as better information with respect to warranty experience becomes known.

Warranty reserves are established for costs that are expected to be incurred after the sale and delivery of products under warranty. The warranty reserves are determined based on known product failures, historical experience, and other currently available evidence.

Changes in the warranty reserve for the three months ended September 3, 2005 were as follows:

Warranty Reserve
Balance at May 28, 2005	$1,439
Accruals for products sold	352
Utilization	(144)

Balance at September 3, 2005	$1,647

The increase in the warranty accrual represents warranties primarily related to products covered under a three year warranty offered by the Company’s Display Systems Group.

Note G – Income Taxes

The effective income tax rates for the first quarters ended September 3, 2005 and August 28, 2004 were 58.6% and 28.5%, respectively. The difference between the effective tax rate as compared to the U.S. federal statutory rate of 34% primarily results from the Company’s geographical distribution of taxable income and losses and, in the quarter ended September 3, 2005, valuation allowances relating to net operating losses. In addition, the first quarter of fiscal 2006 includes an income tax provision of $344 for income tax exposures related to prior years.

Note H – Calculation of Earnings Per Share

Basic earnings per share is calculated by dividing net income by the weighted average number of common and Class B common shares outstanding. Diluted earnings per share is calculated by dividing net income, adjusted for interest savings, net of tax, on assumed conversion of convertible debentures and notes, by the actual shares outstanding and share equivalents that would arise from the exercise of stock options, certain restricted stock awards, and the assumed conversion of convertible debentures and notes when dilutive. The Company’s 8 1/4% and 7 1/4% convertible debentures and its 7 3/4% notes are excluded from the calculation for the first quarter of fiscal 2006, and the Company’s 8 1/4% and 7 1/4% convertible debentures are excluded from the calculation for the first quarter of fiscal 2005, as assumed conversion and the effect of the interest savings would be anti-dilutive. The per share amounts presented in the Condensed Consolidated Statements of Operations are based on the following amounts:

	First Quarter
	FY 2006	FY 2005
Numerator for basic and diluted EPS:
Net income	$1,562	$807

Denominator for basic and diluted EPS:
Weighted average common shares outstanding	17,384	15,872
Unvested restricted stock awards	4	21
Dilutive stock options	100	231

Shares applicable to diluted net income per common share	17,488	16,124

Note I – Stock-Based Compensation

The Company accounts for its stock option plans and stock purchase plan in accordance with Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. However, the exercise price of all grants under the Company’s option plans has been equal to the fair market value on the date of grant. SFAS No. 123, Accounting for Stock-Based Compensation, requires estimation of the fair value of options granted to employees. Had the Company’s option plans and stock purchase plan been treated as compensatory under the provisions of SFAS No. 123, the Company’s net income and net income per share would have been affected as follows:

	First Quarter
	FY 2006	FY 2005
Net income, as reported	$1,562	$807
Add: Stock-based compensation expense included in reported net income, net of income tax	1	51
Deduct: Stock-based compensation expense determined under fair value-based method for all awards, net of income tax	(183)	(216)

Pro-forma net income	$1,380	$642

Net income per share – basic and diluted:
Net income, as reported	$0.09	$0.05
Pro-forma compensation expense, net of income tax	(0.01)	(0.01)

Pro-forma net income per share – basic and diluted	$0.08	$0.04

Note J – Segment Information

The following disclosures are made in accordance with the SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company’s strategic business units (SBUs) in fiscal 2006 are: RF & Wireless Communications Group (RFWC), Industrial Power Group (IPG), Security Systems Division (SSD), and Display Systems Group (DSG).

RFWC serves the voice and data telecommunications market and the radio and television broadcast industry predominately for infrastructure applications.

IPG serves a broad range of customers including the steel, automotive, textile, plastics, semiconductor manufacturing, broadcast, and transportation industries.

SSD provides security systems and related design services which includes such products as closed circuit television, fire, burglary, access control, sound, and communication products and accessories.

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

Accounts receivable, inventory, and goodwill are identified by SBU. Cash, net property, and other assets are not identifiable by SBU. Operating results for each SBU are summarized in the following table:

	Sales	Gross Margin	Contribution	Assets
First Quarter Fiscal 2006
RFWC	$72,473	$16,308	$9,574	$91,675
IPG	32,522	9,904	6,532	58,432
SSD	26,904	7,014	2,248	36,304
DSG	24,450	6,015	2,794	31,901

Total	$156,349	$39,241	$21,148	$218,312

First Quarter Fiscal 2005
RFWC	$64,427	$14,670	$8,045	$94,246
IPG	29,647	9,107	6,240	51,974
SSD	25,761	6,498	2,577	35,095
DSG	16,980	4,133	1,807	24,872

Total	$136,815	$34,408	$18,669	$206,187

A reconciliation of net sales, gross margin, direct operating contribution, and assets to the relevant consolidated amounts is as follows. Other assets not identified include miscellaneous receivables, manufacturing inventories, and other assets.

	First Quarter
	FY 2006	FY 2005
Segment net sales	$156,349	$136,815
Corporate	1,796	1,632

Net sales	$158,145	$138,447

Segment gross margin	$39,241	$34,408
Manufacturing variances and other costs	(425)	(879)

Gross margin	$38,816	$33,529

Segment contribution	$21,148	$18,669
Manufacturing variances and other costs	(425)	(879)
Regional selling expenses	(5,388)	(4,539)
Administrative expenses	(9,586)	(8,938)
Gain on disposal of assets	140	10

Operating income	$5,889	$4,323

	First Quarter
	FY 2006	FY 2005
Segment assets	$218,312	$206,187
Cash and cash equivalents	20,285	12,758
Other current assets	23,746	16,172
Net property	31,597	31,651
Other assets	6,121	23,448

Total assets	$300,061	$290,216

Geographic net sales information is primarily grouped by customer destination into five areas: North America, Europe, Asia/Pacific, Latin America, and Corporate. Europe includes sales to the Middle East and Africa. Net sales to Mexico are included as part of Latin America. Corporate consists of freight and non-area specific sales.

Net sales and gross margin by geographic region are presented in the table below:

	First Quarter
	FY 2006	FY 2005
Net Sales
North America	$82,121	$74,340
Europe	32,806	29,502
Asia/Pacific	37,200	28,789
Latin America	6,000	4,865
Corporate	18	951

Total	$158,145	$138,447

Gross Margin
North America	$21,489	$18,969
Europe	9,610	8,427
Asia/Pacific	9,138	6,716
Latin America	1,522	1,294
Corporate	(2,943)	(1,877)

Total	$38,816	$33,529

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

Note K – Recently Issued Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) revised SFAS No. 123, Accounting for Stock-Based Compensation. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) is effective at the beginning of the next fiscal year that begins after June 15, 2005, or the Company’s fiscal year 2007. The Company is evaluating the impact of the adoption of SFAS No.123(R) on the financial statements.

Note L – Subsequent Events

During the second quarter of fiscal 2006, the Company implemented a reorganization plan encompassing the Company’s RFWC and IPG business units. Effective for the second quarter of fiscal 2006, IPG will be designated as the Electron Device Group (EDG) and RFWC will be designated as RF, Wireless & Power Division (RFPD). The reorganization was implemented to increase efficiencies by integrating the IPG power conversion sales and product management into RFWC, improving the geographic sales coverage and driving sales growth by leveraging RFWC’s larger sales resources. In addition, EDG will benefit from an increased focus on the high-margin tube business with a simplified global sales and product management structure to work more effectively with customers and vendors.

At September 3, 2005, the Company was not in compliance with its amended and restated credit agreement covenants with respect to the tangible net worth covenant due solely to the additional goodwill recorded as a result of the Kern acquisition. On October 12, 2005, the Company received a waiver from its lending group for the default and executed an amendment to the amended and restated credit agreement. The amendment changed the minimum tangible net worth requirement to adjust for the goodwill associated with the Kern acquisition.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (in thousands, except per share amounts and except where indicated)

Except for the historical information contained herein, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements relating to future events, which involve certain risks and uncertainties. Further, there can be no assurance that the trends reflected in historical information will continue in the future.

Investors should consider carefully the following risk factors, in addition to the other information included and incorporated by reference in the Quarterly Report on Form 10-Q. All statements other than statements of historical facts included in this report are statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. The words “expect,” “estimate,” “anticipate,” “predict,” “believe,” and similar expressions and variations thereof are intended to identify forward-looking statements. Such statements appear in a number of places in this report and include statements regarding the intent, belief, or current expectations of the Company, its directors, or its officers with respect to, among other things: (i) trends affecting the Company’s financial condition or results of operations; (ii) the Company’s financing plans; (iii) the Company’s business and growth strategies, including potential acquisitions; and (iv) other plans and objectives for future operations. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties and actual results may differ materially from those predicted in the forward-looking statements or which may be anticipated from historical results or trends.

In addition to the information contained in the Company’s other filings with the Securities Exchange Commission, factors that could affect future performance include, among others, the following:

•	The Company has had significant operating and net losses in the past and may have future losses.

•	The Company maintains a significant investment in inventory and has incurred significant charges for inventory obsolescence and overstock, and may incur similar charges in the future.

•	If the Company does not maintain effective internal controls over financial reporting, it could be unable to provide timely and reliable financial information.

•	Because the Company derives a significant portion of its revenue by distributing products designed and manufactured by third parties, it may be unable to anticipate changes in the marketplace and, as a result, could lose market share.

•	The Company has exposure to economic downturns and operates in cyclical markets.

•	The Company has significant debt, which could limit its financial resources and ability to compete and may make it more vulnerable to adverse economic events.

•	The Company’s ability to service its debt and meet its other obligations depends on a number of factors beyond its control.

•	The Company’s success depends on its executive officers and other key personnel.

•	The Company’s amended and restated credit facility and the indentures for its outstanding debentures impose restrictions with respect to various business matters.

•	The Company was not in compliance with one of the financial covenants of its amended and restated credit facility for the quarter ended September 3, 2005, and may not be able to comply with these financial covenants in the future.

•	Recent changes in accounting standards regarding stock option plans could limit the desirability of granting stock options, which could harm the Company’s ability to attract and retain employees, and could also negatively impact its results of operations.

•	The Company faces intense competition in the markets it serves and, if it does not compete effectively, it could significantly harm its operating results.

•	The Company may not be able to continue to make the acquisitions necessary for it to realize its growth strategy or integrate acquisitions successfully.

•	If the Company does not continue to reduce its costs, it may not be able to compete effectively in its markets.

•	The Company’s Industrial Power Group is dependent on a limited number of vendors to supply it with essential products.

•	Economic, political, and other risks associated with international sales and operations could adversely affect the Company’s business.

•	The Company is exposed to foreign currency risk.

•	Because the Company generally does not have long-term contracts with its vendors, it may experience shortages of products that could harm its business and customer relationships.

•	The Company may have underpaid taxes in foreign countries where it has operations.

For more discussion of such risks, see “Risk Factors” in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on August 26, 2005.

These risks are not exhaustive. Other sections of this report may include additional factors, which could adversely affect the Company’s business and financial performance. Moreover, the Company operates in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as predictions of actual results.

Investors should also be aware that while the Company does, from time to time, communicate with securities analysts, it is against the Company’s policy to disclose to them any material non-public information or other confidential commercial information. Accordingly, stockholders should not assume that the Company agrees with any statement or report issued by any analyst irrespective of the content of the statement or report. Thus, to the extent that reports issued by securities analysts contain any projections, forecasts, or opinions, such reports are not the responsibility of the Company.

Overview

Description of Business

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

Results of Operations

Net Sales and Gross Margin Analysis

In the first quarter of fiscal 2006, consolidated net sales increased 14.2% to $158,145 as all four SBU’s increased net sales over the prior year’s first quarter with strong demand for custom displays and wireless products. Effective June 1, 2005, the Company acquired A.C.T. Kern GmbH & Co. KG (“Kern”), a leading display technology company in Europe. Net sales for Kern, included in DSG and the Europe region, in the first quarter of fiscal 2006 were $3,413. The first quarter of fiscal 2006 contained 14 weeks as compared to 13 weeks for the first quarter of fiscal 2005. Net sales by SBU are presented as follows (in thousands):

Net Sales

First Quarter	FY 2006	FY 2005	% Change
RFWC	$72,473	$64,427	12.5%
IPG	32,522	29,647	9.7%
SSD	26,904	25,761	4.4%
DSG	24,450	16,980	44.0%
Corporate	1,796	1,632

Total	$158,145	$138,447	14.2%

Note: The fiscal 2005 data has been reclassified to conform with the fiscal 2006 presentation. The modification includes reclassifying customer cash discounts from selling, general and administrative expenses to net sales. Corporate consists of freight, other non-specific net sales, and customer cash discounts.

Consolidated gross margins increased 15.8% to $38,816 in the first quarter of fiscal 2006 as compared with $33,529 in the same period last fiscal year due mainly to an increase in sales volume. Consolidated gross margin as a percentage of net sales was 24.5% in the first quarter of fiscal 2006 versus 24.2% in the first quarter of last fiscal year. Gross margin for each SBU and gross margin as a percentage of net sales are presented in the following table. Gross margin reflects the distribution and manufacturing product margin less manufacturing variances, customer returns, scrap and cycle count adjustments, engineering costs, inventory overstock charges, and other provisions. Gross margin on freight, general inventory obsolescence provisions, and miscellaneous costs are included under the caption “Corporate.”

Gross Margin

First Quarter	FY 2006	% of Net Sales	FY 2005	% of Net Sales
RFWC	$16,308	22.5%	$14,670	22.8%
IPG	9,904	30.5%	9,107	30.7%
SSD	7,014	26.1%	6,498	25.2%
DSG	6,015	24.6%	4,133	24.3%
Corporate	(425)		(879)

Total	$38,816	24.5%	$33,529	24.2%

Note: The fiscal 2005 data has been reclassified to conform with the fiscal 2006 presentation. The modification includes reclassifying customer cash discounts from selling, general and administrative expenses to net sales. Corporate consists of freight, other non-specific gross margins, and customer cash discounts.

Net sales and gross margin trends are analyzed for each strategic business unit in the discussion below.

RF & Wireless Communications Group

RFWC net sales increased 12.5% in the first quarter of fiscal 2006 to $72,473 as compared with $64,427 in the same period last fiscal year. The sales growth was due mainly to an increase in sales of the network access and infrastructure product lines with growth of 24.4% and 22.2% to $30,616 and $21,355, respectively, offset by lower net sales of passive/interconnect products. The sales growth was the main contributor to the gross margin increase of 11.2% to $16,308; however, RFWC gross margin percentage declined to 22.5% from 22.8% due mainly to product mix.

Industrial Power Group

IPG net sales increased in the first quarter of fiscal 2006 to $32,522, 9.7% higher than $29,647 in the first quarter of fiscal 2005. Tube sales increased 10.3% in the first three months of fiscal 2006 to $17,546 versus $15,905 in the same period last fiscal year, and power components sales grew to $11,167, 7.7% higher than $10,367 in the same period last fiscal year. Gross margin for IPG increased 8.8% to $9,904 due to sales volume increases in these product lines in the first quarter of fiscal 2006, while gross margin percentage remained relatively flat with the first quarter of fiscal 2005.

Security Systems Division

Net sales for SSD increased 4.4% in the first quarter of fiscal 2006 to $26,904 as compared with $25,761 in the first quarter of fiscal 2005. Net sales of private label products increased 22.1% to $8,491 in the first quarter of fiscal 2006 as compared with $6,956 in the same period last fiscal year. Gross margin for SSD increased 7.9% to $7,014 in the first three months of fiscal 2006 versus the same period last fiscal year and SSD gross margin percentage increased to 26.1% due primarily to improvement in the private label product line gross margin.

Display Systems Group

DSG net sales grew 44.0% in the first quarter of fiscal 2006 to $24,450 as compared with $16,980 in the first quarter of fiscal 2005. The sales growth was mainly due to the Kern acquisition and to an increase in sales of the custom display and medical monitor product lines with increases of 135.1% and 15.9% to $9,138 and $8,849, respectively. DSG gross margin increased 45.5% to $6,015 and the gross margin percentage increased to 24.6% from 24.3%.

Sales by Geographic Area

On a geographic basis, the Company categorizes its sales by destination: North America, Europe, Asia/Pacific, Latin America, and Corporate. Net sales and gross margin, as a percent of net sales, by geographic area are as follows (in thousands):

Net Sales

First Quarter	FY 2006	FY 2005	% Change
North America	$82,121	$74,340	10.5%
Europe	32,806	29,502	11.2%
Asia/Pacific	37,200	28,789	29.2%
Latin America	6,000	4,865	23.3%
Corporate	18	951

Total	$158,145	$138,447	14.2%

Gross Margin

First Quarter	FY 2006	% of Net Sales	FY 2005	% of Net Sales
North America	$21,489	26.2%	$18,969	25.5%
Europe	9,610	29.3%	8,427	28.6%
Asia/Pacific	9,138	24.6%	6,716	23.3%
Latin America	1,522	25.4%	1,294	26.6%
Corporate	(2,943)		(1,877)

Total	$38,816	24.5%	$33,529	24.2%

Note: The fiscal 2005 data has been reclassified to conform with the fiscal 2006 presentation. The modification includes reclassifying customer cash discounts from selling, general and administrative expenses to net sales. Europe includes sales and gross margins to Middle East and Africa. Latin America includes sales and gross margins to Mexico. Corporate consists of freight and other non-specific sales and gross margins.

Net sales in North America increased 10.5% to $82,121 in the first quarter of fiscal 2006 as compared with $74,340 in the first quarter of fiscal 2005. The sales growth was due mainly to higher demand for display systems in the U.S. and security systems in Canada. In addition, net sales in Canada experienced an overall gain of 23.2% to $21,121 in the first quarter of fiscal 2006 versus $17,150 in the prior fiscal year. An increase in net sales of higher margin products resulted in gross margin improvement in North America to 26.2% for the first quarter of fiscal 2006.

Net sales in Europe grew to $32,806 in the first three months of fiscal 2006, 11.2% higher than $29,502 in the same period a year ago due mainly to the Kern acquisition. Gross margin in Europe increased to 29.3%. Improved gross margins in wireless and security products in the first quarter of fiscal 2006 versus fiscal 2005 were the main drivers of the increase in gross margin percentage.

Net sales in Asia/Pacific increased 29.2% to $37,200 in the first quarter of fiscal 2006 versus $28,789 in the same period last fiscal year led by continued strong demand for wireless products. Net sales in Korea increased 52.0% to $11,976 in the first quarter of fiscal 2006 due mainly to higher sales of wireless products. Gross margins for all strategic business units in Asia/Pacific improved in the first quarter of fiscal 2006 as compared to last fiscal year’s first quarter due mainly to improved product mix.

Net sales in Latin America improved 23.3% to $6,000 in the first quarter of fiscal 2006 as compared with $4,865 in the first quarter of fiscal 2005. The net sales growth was mainly driven by an increase in sales of industrial power products. Gross margin in Latin America declined to 25.4% in the first quarter of fiscal 2006 versus 26.6% in the year ago period primarily due to product mix.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) increased 13.2% to $33,067 in the first quarter of fiscal 2006 as compared with $29,216 in same period last fiscal year. The increase in expenses was primarily due to the acquisition of Kern and the additional week of payroll included in the first quarter of fiscal 2006 as compared with the first quarter of fiscal 2005. For the first quarter of fiscal 2006, total SG&A decreased to 20.9% of net sales compared to 21.1% in last fiscal year’s first quarter.

Other (Income) Expense

In the first quarter of fiscal 2006, other (income) expense decreased to $2,120 from $3,195 the first quarter of fiscal 2005. Other (income) expense included a foreign exchange gain of $137 in the first quarter of fiscal 2006 as compared with a foreign exchange loss of $901 last year. The foreign exchange variance was due to the strengthening of the U.S. dollar, primarily related to intercompany receivables held by the U.S. parent company and denominated in foreign currencies. Interest expense of $2,321 was relatively flat with the prior year’s first quarter.

Income Tax Provision

The effective income tax rates for the fiscal years ended September 3, 2005 and August 28, 2004 were 58.6% and 28.5%, respectively. The difference between the effective tax rate as compared to the U.S. federal statutory rate of 34% primarily results from the Company’s geographical distribution of taxable income and losses, and, in the quarter ended September 3, 2005, valuation allowances related to net operating losses. In addition, the first quarter of fiscal 2006 includes an income tax provision of $344 for income tax exposures related to prior years.

Net Income and Per Share Data

Net income for the first quarter of fiscal 2006 was $1,562, or $0.09 per diluted share, as compared with $807, or $0.05 per diluted share in the first quarter of fiscal 2005.

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

Cash and cash equivalents were $20,285 at September 3, 2005, a decrease of $4,245 from fiscal 2005 year end. Cash provided by operating activities for the first quarter of fiscal 2006 was $5,150 versus cash utilization of $9,601 in the same period last year. The increase was mainly due to lower accounts receivables and higher accounts payable and accrued liabilities, offset by higher inventory levels needed for stocking requirements due to anticipated sales growth.

Net cash used in investing activities of $7,352 was a result of the acquisition, effective June 1, 2005, of Kern located in Donaueschingen in southern Germany. The cash outlay for Kern was $6,524, net of cash acquired. Kern is one of the leading display technology companies in Europe with world wide customers in manufacturing, OEM, medicine, multimedia, IT trading, system houses, and other industries.

Net cash used in financing activities of $2,118 was primarily due to payments of debt during the first quarter of fiscal 2006.

In October 2004, the Company renewed its multi-currency revolving credit agreement with the current lending group in the amount of $109,000. The agreement matures in October 2009, when the outstanding balance at that time will become due. At September 3, 2005, $54,334 was outstanding under the amended and restated credit agreement. The amended and restated credit agreement is principally secured by the Company’s trade receivables and inventory. The amended and restated credit agreement bears interest at applicable LIBOR rates plus a margin, varying with certain financial performance criteria. At September 3, 2005, the applicable margin was 2.25%. Outstanding letters of credit were $1,643 at September 3, 2005, leaving an unused line of $53,023 under the total amended and restated credit agreement; however, this amount was reduced to $9,223 due to maximum permitted leverage ratios. The commitment fee related to the amended and restated credit agreement is 0.25% per annum payable quarterly on the average daily unused portion of the aggregate commitment.

On August 24, 2005, the Company executed an amendment to the amended and restated credit agreement. The amendment changed the maximum permitted leverage ratios and the minimum required fixed charge coverage ratios for each of the first three quarters of fiscal 2006 to provide the Company additional flexibility for these periods. In addition, the amendment also provides that the Company will maintain excess availability on the borrowing base of not less than $23,000 until June 30, 2006 if a default or event of default does not exist on or before this date. The applicable margin pricing was increased by 25 basis points. In addition, the amendment extended the Company’s requirement to refinance the remaining $22,291 aggregate principal amount of the Company’s 7 1/4% convertible subordinated debentures and the 8 1/4% convertible senior subordinated debentures from February 28, 2006 to June 10, 2006.

At September 3, 2005, the Company was not in compliance with its amended and restated credit agreement covenants with respect to the tangible net worth covenant due solely to the additional goodwill recorded as a result of the Kern acquisition. On October 12, 2005, the Company received a waiver from its lending group for the default and executed an amendment to the amended and restated credit agreement. The amendment changed the minimum tangible net worth requirement to adjust for the goodwill associated with the Kern acquisition.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) revised Statement of Financial Accounting Standard (SFAS) No. 123, Accounting for Stock-Based Compensation. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) is effective at the beginning of the next fiscal year that begins after June 15, 2005, or the Company’s fiscal year 2007. The Company is evaluating the impact of the adoption of SFAS No.123(R) on the financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Risk Management and Market Sensitive Financial Instruments

The Company’s foreign denominated assets and liabilities are cash, accounts receivable, inventory, accounts payable, and intercompany receivables and payables, primarily in Canada and member countries of the European community and, to a lesser extent, in Asia/Pacific and Latin America. The Company monitors its foreign exchange exposures and has entered into forward contracts to hedge significant transactions; however, this activity is infrequent. The Company did not enter into any forward contracts in fiscal 2006 or fiscal 2005. Other tools that may be used to manage foreign exchange exposures include the use of currency clauses in sales contracts and the use of local debt to offset asset exposures.

As discussed above, the Company’s debt financing, in part, varies with market rates exposing the Company to the market risk from changes in interest rates. Certain operations, assets and liabilities of the Company are denominated in foreign currencies subjecting the Company to foreign currency exchange risk. In order to provide the user of these financial statements guidance regarding the magnitude of these risks, the Securities and Exchange Commission requires the Company to provide certain quantitative disclosures based upon hypothetical assumptions. Specifically, these disclosures require the calculation of the effect of a uniform 10% strengthening of the U.S. dollar against foreign currencies on the reported net earnings and financial position of the Company.

Had the U.S. dollar strengthened 10% against various foreign currencies, sales would have been lower by an estimated $6,100 in the first quarter of fiscal 2006 and $5,200 in the first quarter of fiscal 2005. Total assets would have declined by an estimated $11,800 as of the quarter ended September 3, 2005 and an estimated $10,700 as of the fiscal year ended May 28, 2005, while the total liabilities would have decreased by an estimated $4,800 as of the quarter ended September 3, 2005 and an estimated $4,100 as of the fiscal year ended May 28, 2005.

The interpretation and analysis of these disclosures should not be considered in isolation since such variances in interest rates and exchange rates would likely influence other economic factors. Such factors, which are not readily quantifiable, would likely also affect the Company’s operations.

For an additional description of the Company’s market risk, see “Item 7A – Quantitative and Qualitative Disclosures about Market Risk – Risk Management and Market Sensitive Financial Instruments” in the Company’s Annual Report on Form 10-K for the fiscal year ended May 28, 2005.

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of September 3, 2005. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of September 3, 2005 due to material weaknesses in the Company’s internal control over financial reporting disclosed in “Item 9A. Controls and Procedures” of the Company’s Annual Report on Form 10-K for the fiscal year ended May 28, 2005. The weaknesses were (1) deficiencies in the Company’s control environment, (2) inadequate controls associated with the accounting for income taxes, (3) inadequate financial statement preparation and review procedures, and (4) deficiency related to the application of accounting literature. To address these material weaknesses, the Company has expanded its disclosure controls and procedures to include additional analysis and other post-closing procedures. Accordingly, management believes that the financial statements included in this report fairly present in all material respects the Company’s financial position, results of operations and cash flows for the periods presented.

(b)	Changes in Internal Control over Financial Reporting

There were six changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the first quarter of fiscal 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

•	In June 2005, the Company hired a Director of Tax to increase its focus on processes and procedures associated with accounting for income taxes;

•	The Company has developed a program to provide training for accounting personnel in the Company’s foreign subsidiaries;

•	The Company has enhanced its account reconciliation process to ensure that accounts are being reconciled on a timely basis, the reconciliations are independently reviewed, and any reconciling items are cleared on a timely basis;

•	The Company has developed a plan to strengthen its procedures regarding the review and approval of journal entries through system automation;

•	The Company has implemented formal procedures for financial statement variance analysis and balance sheet reconciliations. The monthly closing schedule is formally communicated to all subsidiaries; and

•	The Company has improved documentation of management review and reconciliation performance through policies, education and re-enforcement, a listing of employees who reconcile and approve balance sheet account reconciliations, and the implementation of key financial manager checklists.

(c)	Remediation Efforts to Address Material Weaknesses in Internal Control over Financial Reporting

In order to remediate the material weaknesses identified in internal control over financial reporting and ensure the integrity of our financial reporting processes, the Company has implemented or is in the process of implementing the measures described in Item 4(b) above, as well as the following additional actions:

•	The Company has engaged outside tax professionals to provide global compliance and reporting services to ensure that the Company has appropriate resources to conduct timely reviews and evaluations of the Company’s current and deferred tax provisions, deferred tax assets and liabilities, and related complex tax issues;

•	The Company trained accounting personnel in the Company’s European subsidiaries and will continue training its other foreign subsidiaries throughout fiscal 2006;

•	The Company has developed a policy related to controls over end-user computing; and

•	The Company is recruiting for a Director of Internal Audit to assist the Company in its ongoing evaluation and monitoring of internal control over financial reporting.

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

It should be noted the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, do not expect that the Company’s internal controls will prevent all error and all fraud, even after completion of the described remediation efforts. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to purchases by the Company of shares of its common stock during the quarter ended September 3, 2005.

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Appropriate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
5/29/05 to 7/2/05	—	$—	—	—
7/3/05 to 7/30/05	163	8.73	—	—
7/31/05 to 9/3/05	351	8.10	—	—

Total	514	$8.30	—	—

(1)	All transactions involved the delivery to the Company of shares of the Company’s common stock to satisfy the purchase price in connection with the exercising of incentive stock options by the Company’s employees, as provided in the incentive stock option agreements.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

At September 3, 2005, the Company was not in compliance with its amended and restated credit agreement covenants with respect to the tangible net worth covenant due solely to the additional goodwill recorded as a result of the Kern acquisition. On October 12, 2005, the Company received a waiver from its lending group for the default and executed an amendment to the amended and restated credit agreement. The amendment changed the minimum tangible net worth requirement to adjust for the goodwill associated with the Kern acquisition.

ITEM 5. OTHER INFORMATION

At September 3, 2005, the Company was not in compliance with its amended and restated credit agreement covenants with respect to the tangible net worth covenant due solely to the additional goodwill recorded as a result of the Kern acquisition. On October 12, 2005, the Company received a waiver from its lending group for the default and executed an amendment to the amendment and restated credit agreement (the “Waiver and Third Amendment”). The amendment changed the minimum tangible net worth requirement to adjust for the goodwill associated with the Kern acquisition. A description of the material terms of the amended and restated credit agreement is provided in the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2004.

The description of this Waiver and Third Amendment is qualified in its entirety by reference to the Waiver and Third Amendment, a copy of which is filed as Exhibit 10(ac)(3) to this Form 10-Q and incorporated by reference herein.

ITEM 6. EXHIBITS

See exhibit index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RICHARDSON ELECTRONICS, LTD.

	By:	/s/ David J. DeNeve
Date: October 13, 2005		David J. DeNeve Senior Vice President and Chief Financial Officer (on behalf of the Registrant and as Principal financial and accounting officer)

Exhibit Index

(c)	EXHIBITS

Exhibit Number	Description
3(a)	Restated Certificate of Incorporation of the Company, incorporated by reference to Appendix B to the Proxy Statement / Prospectus dated November 13, 1986, incorporated by reference to the Company’s Registration Statement on Form S-4, Commission File No. 33-8696.

3(b)	By-laws of the Company, as amended, incorporated by reference to Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1997, Commission File No. 000-12906.

10(ac)(3)	Waiver and Third Amendment to Amended and Restated Revolving Credit Agreement, dated October 12, 2005, by and among the Company, Burtek Systems, Inc., Richardson Electronics Canada, Ltd., Richardson Electronics Limited, RESA, SNC, Richardson Electronique SNC, Richardson Electronics Iberica, S.A., Richardson Electronics GmbH, Richardson Electronics Benelux B.V., Richardson Sweden Holding AB, Richardson Electronics KK, JP Morgan Bank, N.A., London Branch, JPMorgan Chase Bank, N.A., Canada Branch, JPMorgan Chase Bank, N.A., Tokyo Branch, JPMorgan Chase Bank, N.A.

31.1	Certification of Edward J. Richardson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed pursuant to Part I).

31.2	Certification of David J. DeNeve pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed pursuant to Part I).

32	Certifications pursuant to the Section 906 of the Sarbanes-Oxley Act of 2002 (filed pursuant to Part I).