Form 10-K/A
period 2005-05-28
RICHARDSON ELECTRONICS LTD/DE
filed 2005-11-18
CIK 355948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

As of November 14, 2005, there were outstanding 15,644,457 shares of Common Stock, $.05 par value, inclusive of 1,328,961 shares held in treasury, and 3,109,697 shares of Class B Common Stock, $.05 par value, which are convertible into Common Stock of the registrant on a share for share basis.

EXPLANATORY NOTE

Richardson Electronics, Ltd. is filing this Form 10-K/A to amend Part II, Item 9A(e) of the Annual Report filed on Form 10-K for the fiscal year ended May 28, 2005, which was previously filed with the Securities and Exchange Commission on August 26, 2005 (the “Form 10-K”), to solely correct the Report of Independent Registered Public Accounting Firm which contained a typographical error. The following paragraph was inadvertently omitted from the Report of Independent Registered Public Accounting Firm:

“We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Richardson Electronics, Ltd. and subsidiaries as of May 28, 2005 and May 29, 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the two-year period ended May 28, 2005. The aforementioned material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the May 28, 2005 consolidated financial statements, and this report does not affect our report dated August 26, 2005, which expressed an unqualified opinion on those consolidated financial statements.”

In connection with the filing of this Form 10-K/A and pursuant to Rules 12b-15, 13a-14(a) and 13(a)-14(b) under Exchange Act, Richardson Electronics Ltd. is including currently dated certifications. Except as described above, no other amendments are being made to the Form 10-K. This Form 10-K/A does not reflect events occurring after the filing of Form 10-K or modify or update the disclosure contained therein in any way other than as required to reflect the amendments discussed above.

PART II

Item 9A.	Controls and Procedures

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

This deficiency resulted in material errors in accounting which required restatement of the Company’s consolidated financial statements as of and for the years ended June 1, 2002 and May 31, 2003 and for interim periods in 2003 and 2004 and the first and second quarters of fiscal 2005 to reflect the correction of these errors in accounting.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Richardson Electronics, Ltd. and subsidiaries as of May 28, 2005 and May 29, 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the two-year period ended May 28, 2005. The aforementioned material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the May 28, 2005 consolidated financial statements, and this report does not affect our report dated August 26, 2005, which expressed an unqualified opinion on those consolidated financial statements.

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

(b) Financial Statement Schedules

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RICHARDSON ELECTRONICS, LTD.

By:	/s/ EDWARD J. RICHARDSON	By:	/s/ BRUCE W. JOHNSON
	Edward J. Richardson, Chairman of the Board and Chief Executive Officer		Bruce W. Johnson, President and Chief Operating Officer

		By:	/s/ DAVID J. DENEVE
	Date: November 18, 2005		David J. DeNeve Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ EDWARD J. RICHARDSON	/s/ BRUCE W. JOHNSON
Edward J. Richardson, Chairman of the Board and Chief Executive Officer (principal executive officer) and Director November 18, 2005	Bruce W. Johnson, Chief Operating Officer and Director November 18, 2005

/s/ ARNOLD R. ALLEN	/s/ JACQUES BOUYER
Arnold R. Allen, Director November 18, 2005	Jacques Bouyer, Director November 18, 2005

/s/ SCOTT HODES	/s/ AD KETELAARS
Scott Hodes, Director November 18, 2005	Ad Ketelaars, Director November 18, 2005

/s/ JOHN PETERSON	/s/ HAROLD L. PURKEY
John Peterson, Director November 18, 2005	Harold L. Purkey, Director November 18, 2005

/s/ SAMUEL RUBINOVITZ
Samuel Rubinovitz, Director November 18, 2005

Exhibit Index

Exhibit Number	Description
23.1	Consent of Independent Registered Public Accounting Firm—KPMG LLP.

31.1	Certification of Edward J. Richardson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of David J. DeNeve pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to the Section 906 of the Sarbanes-Oxley Act of 2002.