Form 10-Q
period 2005-12-03
RICHARDSON ELECTRONICS LTD/DE
filed 2006-01-12
CIK 355948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 3, 2005

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

As of January 10, 2006, there were outstanding 14,322,003 shares of Common Stock, $.05 par value, inclusive of 1,328,961 shares held in treasury, and 3,103,190 shares of Class B Common Stock, $.05 par value, which are convertible into Common Stock of the registrant on a share for share basis.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Richardson Electronics, Ltd.

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

	Unaudited December 3, 2005	May 28, 2005
Assets
Current assets:
Cash and cash equivalents	$15,972	$24,530
Receivables, less allowance of $1,826 and $1,934	108,584	106,928
Inventories	112,012	102,272
Prepaid expenses	4,193	3,293
Deferred income taxes	7,090	6,644

Total current assets	247,851	243,667

Other assets:
Property, plant and equipment, net	31,838	31,821
Goodwill	12,430	6,149
Other intangible assets, net	2,268	1,018
Non-current deferred income taxes	423	428
Assets held for sale	160	—
Other assets	4,686	4,735

Total other assets	51,805	44,151

Total assets	$299,656	$287,818

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$49,332	$39,305
Accrued liabilities	24,041	22,731
Current portion of long-term debt	23,426	22,305

Total current liabilities	96,799	84,341

Non-current liabilities:
Long-term debt, less current portion	94,698	98,028
Non-current liabilities	1,009	1,401

Total non-current liabilities	95,707	99,429

Total liabilities	192,506	183,770

Stockholders’ equity:
Common stock, $.05 par value; issued 15,644 shares at December 3, 2005 and 15,597 shares at May 28, 2005	782	780
Class B common stock, convertible, $.05 par value; issued 3,110 shares at December 3, 2005 and 3,120 shares at May 28, 2005	155	156
Preferred stock, $1.00 par value, no shares issued	—	—
Additional paid-in capital	120,492	121,591
Common stock in treasury, at cost; 1,329 shares at December 3, 2005 and 1,332 shares at May 28, 2005	(7,876)	(7,894)
Accumulated deficit	(7,906)	(9,942)
Accumulated other comprehensive income (loss)	1,503	(643)

Total stockholders’ equity	107,150	104,048

Total liabilities and stockholders’ equity	$299,656	$287,818

See notes to condensed consolidated financial statements.

Richardson Electronics, Ltd.

Condensed Consolidated Statements of Operations

and Comprehensive Income

(Unaudited) (in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	December 3, 2005	November 27, 2004	December 3, 2005	November 27, 2004
Statements of Operations

Net sales	$155,837	$151,274	$313,982	$289,721
Cost of sales	116,199	114,320	235,528	219,238

Gross margin	39,638	36,954	78,454	70,483
Selling, general and administrative expenses	32,234	32,048	65,301	61,264
Gain on disposal of assets	(22)	(17)	(162)	(27)

Operating income	7,426	4,923	13,315	9,246

Other (income) expense:
Interest expense	2,320	2,184	4,641	4,441
Investment income	(23)	—	(131)	—
Foreign exchange (gain) loss	3,819	(3,299)	3,682	(2,398)
Other, net	131	(89)	175	(52)

Total other (income) expense	6,247	(1,204)	8,367	1,991

Income before income taxes	1,179	6,127	4,948	7,255
Income tax provision	705	2,082	2,912	2,404

Net income	$474	$4,045	$2,036	$4,851

Net income per share, as restated:
Net income per share – basic:
Common stock	$0.03	$0.24	$0.12	$0.30

Common stock average shares outstanding	14,293	14,126	14,284	13,420

Class B common stock	$0.02	$0.21	$0.11	$0.27

Class B common stock average shares outstanding	3,110	3,158	3,110	3,158

Net income per share – diluted:
Common stock	$0.03	$0.23	$0.12	$0.29

Common stock average shares outstanding	17,462	17,479	17,475	16,801

Class B common stock	$0.02	$0.21	$0.11	$0.26

Class B common stock average shares outstanding	3,110	3,158	3,110	3,158

Dividends per common share	$0.040	$0.040	$0.080	$0.080

Dividends per Class B common share	$0.036	$0.036	$0.072	$0.072

Statements of Comprehensive Income

Net income	$474	$4,045	$2,036	$4,851
Foreign currency translation	82	1,225	2,024	1,673
Fair value adjustments on investments, net of income tax effect	191	(15)	123	59
Cash flow hedges, net of income tax effect	—	—	—	41

Comprehensive income	$747	$5,255	$4,183	$6,624

See notes to condensed consolidated financial statements.

Richardson Electronics, Ltd.

Condensed Consolidated Statements of Cash Flows

(Unaudited) (in thousands)

	Three Months Ended		Six Months Ended
	December 3, 2005	November 27, 2004	December 3, 2005	November 27, 2004
Operating activities:
Net income	$474	$4,045	$2,036	$4,851
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	1,515	1,193	2,997	2,540
Gain on disposal of assets	(22)	(17)	(162)	(27)
Deferred income taxes	(507)	2,348	(484)	2,654
Receivables	(6,153)	(5,047)	(1,299)	(4,245)
Inventories	1,063	(769)	(6,478)	(11,359)
Accounts payable and accrued liabilities	2,957	(375)	9,722	2,458
Other liabilities	87	2,650	(332)	(2,271)
Other	3,220	(2,519)	1,784	(2,693)

Net cash provided by (used in) operating activities	2,634	1,509	7,784	(8,092)

Investing activities:
Capital expenditures	(1,604)	(2,400)	(2,673)	(4,682)
Proceeds from sale of assets	33	12	274	12
Business acquisitions, net of cash acquired	(309)	—	(6,833)	(545)
Proceeds from sales of available-for-sale securities	335	990	736	1,134
Purchases of available-for-sale securities	(335)	(990)	(736)	(1,134)
Other	—	(211)	—	(301)

Net cash used in investing activities	(1,880)	(2,599)	(9,232)	(5,516)

Financing activities:
Proceeds from borrowings	67,827	16,500	90,097	36,500
Payments on debt	(70,663)	(11,037)	(94,183)	(49,793)
Proceeds from issuance of common stock	197	22	283	27,915
Cash dividends	(684)	(680)	(1,366)	(1,359)
Other	(1,066)	(326)	(1,338)	(326)

Net cash provided by (used in) financing activities	(4,389)	4,479	(6,507)	12,937

Effect of exchange rate changes on cash and cash equivalents	(678)	1,181	(603)	1,072

Increase (decrease) in cash and cash equivalents	(4,313)	4,570	(8,558)	401
Cash and cash equivalents at beginning of period	20,285	12,758	24,530	16,927

Cash and cash equivalents at end of period	$15,972	$17,328	$15,972	$17,328

See notes to condensed consolidated financial statements.

RICHARDSON ELECTRONICS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except per share amounts and except where indicated)

Note A – Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-K. Accordingly, they do not include all the information and notes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the results of interim periods have been made and such adjustments were of a normal and recurring nature. The results of operations and cash flows for the three-month and six-month periods ended December 3, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ended June 3, 2006.

The Company’s fiscal quarter ends on the Saturday nearest the end of the quarter ending month. The first six months of fiscal 2006 contains 27 weeks, and the first six months of fiscal 2005 contains 26 weeks. The additional week occurred in the first quarter of fiscal 2006.

The financial information contained in this report should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended May 28, 2005. Certain amounts in prior periods’ financial statements and related notes have been reclassified to conform with the fiscal 2006 presentation. Customer cash discounts were reclassified from selling, general and administrative expenses to net sales. The reclassifications had no impact on net income or stockholders’ equity for any reportable period presented.

Note B – Investment in Marketable Equity Securities

The Company’s investments are primarily equity securities, all of which are classified as available-for-sale and are carried at their fair value based on the quoted market prices. Proceeds from the sale of the securities were $335 and $736 during the second quarter and first six months of fiscal 2006, respectively, and $990 and $1,134 during the same periods of fiscal 2005, all of which were subsequently reinvested. Gross realized gains on those sales were $50 and $101 for the second quarter and first six months of fiscal 2006, respectively, and $88 and $110 for the same periods of fiscal 2005. Gross realized losses on those sales were $42 and $43 for the second quarter and first six months of fiscal 2006, respectively, and $31 and $48 for the same periods of fiscal 2005. Net unrealized holding gains of $191 and $511 for the second quarter and first six months of fiscal 2006, respectively, and $735 and $1,182 for the same periods of fiscal 2005 have been included in accumulated comprehensive income (loss) for fiscal 2006 and 2005.

The following table is the disclosure under Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, for the investment in marketable equity securities with fair values less than cost basis:

	Marketable Security Holding Length
	Less Than 12 Months		More Than 12 Months		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 3, 2005
Common Stock	$267	$14	$342	$40	$609	$54
May 28, 2005
Common Stock	$2,044	$33	$—	$—	$2,044	$33

Note C – Assets Held for Sale

On August 4, 2005, the Company entered into a contract to sell approximately 1.5 acres of real estate and a building located in Geneva, Illinois for $3,000. The contract is subject to a number of conditions, including inspections, environmental testing, and other customary conditions. Although the sale of the real estate and building is expected to close within one year from the date of the agreement, the Company cannot give any assurance as to the actual timing or successful completion of the transaction.

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

The table below provides changes in carrying value of goodwill by reportable segment which includes RF, Wireless & Power Division (RFPD), Electron Device Group (EDG), Security Systems Division (SSD), and Display Systems Group (DSG):

	Goodwill
	Reportable Segments
	RFPD	EDG	SSD	DSG	Total
Balance at May 28, 2005	$245	$881	$1,577	$3,446	$6,149
Additions	—	—	—	6,534	6,534
Foreign currency translation	6	(5)	140	(394)	(253)

Balance at December 3, 2005	$251	$876	$1,717	$9,586	$12,430

The addition to goodwill in the first six months of fiscal 2006 represents the acquisition of A.C.T. Kern GmbH & Co. KG (Kern) located in Germany, effective June 1, 2005. The cash outlay for Kern was $6,583, net of cash acquired. Kern is one of the leading display technology companies in Europe with world wide customers in manufacturing, OEM, medicine, multimedia, IT trading, system houses, and other industries.

The following table provides changes in carrying value of other intangible assets not subject to amortization:

	Other Intangible Assets Not Subject to Amortization
	Reportable Segments
	RFPD	EDG	SSD	DSG	Total
Balance at May 28, 2005	$—	$9	$278	$—	$287
Foreign currency translation	—	—	26	—	26

Balance at December 3, 2005	$—	$9	$304	$—	$313

Intangible assets subject to amortization, as well as amortization expense are as follows:

	Intangible Assets Subject to Amortization
	December 3, 2005		May 28, 2005
	Gross Amounts	Accumulated Amortization	Gross Amounts	Accumulated Amortization
Deferred financing costs	$4,266	$2,314	$2,968	$2,241
Patents and trademarks	478	475	478	474

Total	$4,744	$2,789	$3,446	$2,715

Deferred financing costs increased during the first six months of fiscal 2006 primarily due to the issuance of the Company’s 7 3/4% convertible senior subordinated notes (7 3/4% notes) and the 8% convertible senior subordinated notes (8% notes).

Amortization expense for the three-month and six-month periods ended December 3, 2005 and November 27, 2004 is as follows:

	Amortization Expense for Second Quarter		Amortization Expense for Six Months
	FY 2006	FY 2005	FY 2006	FY 2005
Deferred financing costs	$71	$129	$116	$171
Patents and trademarks	—	4	1	7

Total	$71	$133	$117	$178

The amortization expense associated with the intangible assets subject to amortization is expected to be $317, $391, $391, $390, $302, $242, and $43 in fiscal 2006, 2007, 2008, 2009, 2010, 2011, and 2012, respectively. The weighted average number of years of amortization expense remaining is 7.53.

Note E – Restructuring Charges

As a result of the Company’s fiscal 2005 restructuring initiative, a restructuring charge, including severance and lease termination costs of $2,152, was recorded in selling, general and administrative expenses (SG&A) in the third quarter of fiscal 2005. During the fourth quarter of fiscal 2005, the employee severance and related costs were adjusted, resulting in a $183 decrease in SG&A due to the difference between estimated severance costs and the actual payouts. Severance costs of $1,108 were paid in fiscal 2005. During the first six months of fiscal 2006, severance and lease termination costs of $639 were paid. During the first six months of fiscal 2006, the employee severance and related costs were adjusted resulting in a $110 decrease in SG&A due to the difference between estimated severance costs and the actual payouts. The remaining balance payable during fiscal 2006 has been included in accrued liabilities. Terminations affected over 60 employees across various business functions, operating units, and geographic regions. As of December 3, 2005, the following table depicts the amounts associated with the activity related to restructuring by reportable segment:

	Restructuring Liability May 28, 2005	For the six months ended December 3, 2005			Restructuring Liability December 3, 2005
		Reserve Recorded	Payment	Adjustment to Reserve
Employee severance and related costs:
RFPD	$318	$—	$(262)	$(19)	$37
EDG	183	—	(71)	(112)	—
SSD	25	—	(22)	(3)	—
DSG	230	—	(183)	—	47
Corporate	70	—	(66)	24	28

Total	826	—	(604)	(110)	112
Lease termination costs:
SSD	35	—	(35)	—	—

Total	$861	$—	$(639)	$(110)	$112

Note F – Warranties

The Company offers warranties for specific products it manufactures. The Company also provides extended warranties for some products it sells that lengthen the period of coverage specified in the manufacturer’s original warranty. Terms generally range from one to three years.

The Company estimates the cost to perform under its warranty obligation and recognizes this estimated cost at the time of the related product sale. The Company reports this expense as an element of cost of sales in its Condensed Consolidated Statements of Operations. Each quarter, the Company assesses actual warranty costs incurred, on a product-by-product basis, as compared to its estimated obligation. The estimates with respect to new products are based generally on knowledge of the products, are extrapolated to reflect the extended warranty period, and are refined each quarter as better information with respect to warranty experience becomes known.

Warranty reserves are established for costs that are expected to be incurred after the sale and delivery of products under warranty. The warranty reserves are determined based on known product failures, historical experience, and other currently available evidence.

Changes in the warranty reserve for the first six months ended December 3, 2005 were as follows:

Warranty Reserve
Balance at May 28, 2005	$1,439
Accruals for products sold	545
Utilization	(216)
Change in estimate	(946)

Balance at December 3, 2005	$822

During the second quarter of fiscal 2003, DSG provided a three-year warranty on some of its products. As the extended warranty on the first products sold under the warranty program expired during the second quarter of fiscal 2006, along with additional warranty experience available during the first six months of fiscal 2006, the Company revised its estimate of the warranty reserve to reflect the actual warranty experience to date. As a result, a change in estimate of $946 was recorded during the second quarter of fiscal 2006.

Note G – Debt

Long-term debt consists of the following:

	December 3, 2005	May 28, 2005
8 1/4% convertible debentures, due June 2006	$17,538	$17,538
7 1/4% convertible debentures, due December 2006	4,753	4,753
7 3/4% convertible notes, due December 2011	44,683	44,683
8% convertible notes, due June 2011	25,000	—
Floating-rate multi-currency revolving credit agreement, due October 2009 (4.41% at December 3, 2005)	24,989	53,314
Other	1,161	45

Total debt	118,124	120,333
Less: current portion	(23,426)	(22,305)

Long-term debt	$94,698	$98,028

At December 3, 2005, the Company maintained $94,698 in long-term debt, primarily in the form of two issuances of convertible notes and a multi-currency credit agreement. The Company maintained two issuances of convertible debentures in short-term debt at December 3, 2005 in the amount of $17,538 and $4,753 for the 8 1/4% convertible senior subordinated debentures (8 1/4% debentures) and the 7 1/4% convertible subordinated debentures (7 1/4% debentures), respectively. This short-term classification resulted from the amended and restated credit agreement requiring the 8 1/4% and 7 1/4% debentures to be refinanced prior to February 28, 2006. On August 24, 2005, the Company executed an amendment to the amended and restated credit agreement which extended the refinancing requirement for the 8 1/4% and 7 1/4% debentures to June 10, 2006.

On November 21, 2005, the Company sold $25,000 in aggregate principal amount of 8% convertible senior subordinated notes (8% notes) pursuant to an indenture dated November 21, 2005. The 8% notes bear interest at a rate of 8% per annum. Interest is due on June 15 and December 15 of each year. The 8% notes mature on June 15, 2011. The 8% notes are convertible at the option of the holder, at any time on or prior to maturity, into shares of the Company’s common stock at a price equal to $10.31 per share, subject to adjustment in certain circumstances. In addition, the Company may elect to automatically convert the 8% notes into shares of common stock if the trading price of the common stock exceeds 150% of the conversion price of the 8% notes for at least 20 trading days during any 30 trading day period subject to a payment of three years of interest if the Company elects to convert the 8% notes prior to December 20, 2008.

The indenture provides that on or after December 20, 2008, the Company has the option of redeeming the 8% notes, in whole or in part, for cash, at a redemption price equal to 100% of the principal amount of the 8% notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. Holders may require the Company to repurchase all or a portion of their 8% notes for cash upon a change-of-control event, as described in the indenture, at a repurchase price equal to 100% of the principal amount of the 8% notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding the repurchase date. The 8% notes are unsecured and subordinate to the Company’s existing and future senior debt and senior to the Company’s existing 7 1/4% debentures and 8 1/4% debentures. The 8% notes rank on parity with the Company’s existing 7 3/4% notes.

The Company used the net proceeds from the sale of the 8% notes to repay amounts outstanding under its amended and restated credit agreement. The Company redeemed all of the outstanding 8 1/4% debentures on December 23, 2005 in the amount of $17,538 and redeemed all of the outstanding 7 1/4% debentures on December 30, 2005 in the amount of $4,753 by borrowing amounts under the amended and restated credit agreement to effect these redemptions.

In October 2004, the Company renewed its multi-currency revolving credit agreement with the current lending group in the amount of approximately $109,000 (varies based on fluctuations in foreign currency exchange rates). The agreement matures in October 2009, when the outstanding balance at that time will become due. At December 3, 2005, $24,989 was outstanding under the amended and restated credit agreement. The amended and restated credit agreement is principally secured by the Company’s trade receivables and inventory. The amended and restated credit agreement bears interest at applicable LIBOR rates plus a margin, varying with certain financial performance criteria. At December 3, 2005, the applicable margin was 2.25%. Outstanding letters of credit were $2,166 at December 3, 2005, leaving an unused line of $81,536 under the total amended and restated credit agreement; however, this amount was reduced to $29,173 due to maximum permitted leverage ratios. The commitment fee related to the amended and restated credit agreement is 0.25% per annum payable quarterly on the average daily unused portion of the aggregate commitment. The Company’s multi-currency revolving credit agreement consists of the following facilities as of December 3, 2005:

	Capacity	Amount Outstanding	Interest Rate
US Facility	$70,000	$1,300	6.75%
Canada Facility	14,607	7,358	4.25%
Sweden Facility	7,932	7,932	3.63%
UK Facility	7,793	4,156	6.62%
Euro Facility	5,868	2,582	4.19%
Japan Facility	2,491	1,661	1.85%

Total	$108,691	$24,989	4.41%

Note: Due to maximum permitted leverage ratios, the amount of the unused line cannot be calculated on a facility-by-facility basis.

On August 24, 2005, the Company executed an amendment to the amended and restated credit agreement. The amendment changed the maximum permitted leverage ratios and the minimum required fixed charge coverage ratios for each of the first three quarters of fiscal 2006 to provide the Company additional flexibility for these periods. In addition, the amendment also provided that the Company will maintain excess availability on the borrowing base of not less than $23,000 until the 8 1/4% and 7 1/4% debentures were redeemed, at which time the Company will maintain excess availability of the borrowing base of not less than $10,000. The applicable margin pricing was increased by 25 basis points. In addition, the amendment extended the Company’s requirement to refinance the remaining $22,291 aggregate principal amount of the Company’s 7 1/4% debentures and the 8 1/4% debentures from February 28, 2006 to June 10, 2006.

At September 3, 2005, the Company was not in compliance with its amended and restated credit agreement covenants with respect to the tangible net worth covenant due solely to the additional goodwill recorded as a result of the Kern acquisition. On October 12, 2005, the Company received a waiver from its lending group for the default and executed an amendment to the amended and restated credit agreement. The amendment changed the minimum tangible net worth requirement to adjust for the goodwill associated with the Kern acquisition. At December 3, 2005, the Company was in compliance with its amended and restated credit agreement covenants.

Note H – Income Taxes

The effective income tax rates for the second quarter and first six months of fiscal year 2006 were 59.8% and 58.9%, respectively, as compared with 34.0% and 33.1% for the second quarter and first six months of fiscal 2005, respectively. The difference between the effective tax rates as compared to the U.S. federal statutory rate of 34% primarily results from the Company’s geographical distribution of taxable income or losses, and, in the three and six months ended December 3, 2005, subject to valuation allowances related to net operating losses. For the six months ended December 3, 2005, the tax benefit primarily related to domestic net operating losses was limited by the requirement for a valuation allowance of $2,204, which increased the effective income tax rate by 44.5%. The first six months of fiscal 2006 includes an income tax provision of $344 for income tax exposures related to prior years recorded in the first quarter of fiscal 2006. In addition, during the second quarter of fiscal 2006, income tax reserves of approximately $1,000 for certain income tax exposures were reversed because the statute of limitations with respect to these income tax exposures expired.

In May 2005, the Company was informed by one of its foreign subsidiaries that its records may not be adequate to support the taxable revenues and deductions included within tax returns previously filed for the tax years 2003 and 2004. At this time, the Company has not received notification from any tax authority regarding this matter. In December 2005, the Company determined its income tax exposure for the tax year 2003 is less than $100. During the second quarter of fiscal 2006, the Company increased its income tax reserve for this potential exposure, and no additional exposure is anticipated with respect to the tax year 2003. The Company expects to complete its investigation for the tax year 2004 prior to the third quarter ending March 4, 2006. As of January 12, 2006, for the tax year 2004, based on the conclusions reached for the tax year 2003, any material liability is considered to be remote and therefore, no liability with respect to the tax year 2004 has been recorded.

Note I – Calculation of Earnings Per Share

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

The Company has determined that, under Emerging Issues Task Force (EITF) Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share,” a two-class method of computing earnings per share is required. According to the EITF Issue No. 03-6, the Company’s Class B common stock is considered a participating security requiring the use of the two-class method for the computation of basic and diluted earnings per share. The two-class computation method for each period reflects the cash dividends paid per share for each class of stock, plus the amount of allocated undistributed earnings per share computed using the participation percentage which reflects the dividend rights of each class of stock. Basic and diluted earnings per share reflect the application of EITF Issue No. 03-6 and was computed using the two-class method. Prior periods have been restated to reflect this change. The shares of Class B common stock are considered to be participating convertible securities since the shares of Class B common stock are convertible on a share-for-share basis into shares of common stock and may participate in dividends with common stock according to a predetermined formula (90% of the amount of common stock cash dividends).

Diluted earnings per share is calculated by dividing net income, adjusted for interest savings, net of tax, on assumed conversion of convertible debentures and notes, by the actual shares outstanding and share equivalents that would arise from the exercise of stock options, certain restricted stock awards, and the assumed conversion of convertible debentures and notes when dilutive. The Company’s 8 1/4% and 7 1/4% debentures and its 7 3/4% and 8% notes are excluded from the calculation for the second quarter and first six months of fiscal 2006, and the Company’s 8 1/4% and 7 1/4% debentures are excluded from the calculation for the second quarter and first six months of fiscal 2005, as assumed conversion and the effect of the interest savings would be anti-dilutive. The per share amounts presented in the Condensed Consolidated Statements of Operations for the second quarter and first six months of fiscal 2006 and 2005 are based on the following amounts:

	Second Quarter		Six Months
	FY 2006	FY 2005	FY 2006	FY 2005
Numerator for basic and diluted EPS:
Net income	$474	$4,045	$2,036	$4,851
Less dividends:
Common stock	572	565	1,143	1,130
Class B common stock	112	114	224	228

Undistributed earnings (losses)	$(210)	$3,366	$669	$3,493

Common stock undistributed earnings (losses)	$(176)	$2,802	$559	$2,883
Class B common stock undistributed earnings (losses) – basic	(34)	564	110	610

Total undistributed earnings (losses) – common stock and Class B common stock – basic	$(210)	$3,366	$669	$3,493

Common stock undistributed earnings (losses)	$(176)	$2,809	$560	$2,891
Class B common stock undistributed earnings (losses) – diluted	(34)	557	109	602

Total undistributed earnings (losses) – Class B common stock – diluted	$(210)	$3,366	$669	$3,493

Denominator for basic and diluted EPS:
Denominator for basic EPS:
Common stock weighted average shares	14,293	14,126	14,284	13,420
Class B common stock weighted average shares, and shares under if-converted method for diluted earnings per share	3,110	3,158	3,110	3,158
Effect of dilutive securities:
Unvested restricted stock awards	4	15	4	17
Dilutive stock options	55	180	77	206

Denominator for diluted EPS adjusted weighted average shares and assumed conversions	17,462	17,479	17,475	16,801

Earnings Per Share (as restated):
Common stock – basic	$0.03	$0.24	$0.12	$0.30

Class B common stock – basic	$0.02	$0.21	$0.11	$0.27

Common stock – diluted	$0.03	$0.23	$0.12	$0.29

Class B common stock – diluted	$0.02	$0.21	$0.11	$0.26

As of the second quarter and first six months of fiscal 2006, 1,922 common stock options and 1,900 common stock options, respectively, were anti-dilutive and were not included in the dilutive earnings per common share calculation. As of the second quarter and first six months of fiscal 2005, 1,524 common stock options and 1,499 common stock options, respectively, were anti-dilutive and were not included in the dilutive earnings per common share calculation.

The restated per share amounts for the first quarter of fiscal 2006 and 2005 are based on the following amounts:

	First Quarter
	FY 2006	FY 2005
Numerator for basic and diluted EPS:
Net income	$1,562	$807
Less dividends:
Common stock	571	565
Class B common stock	112	114

Undistributed earnings (losses)	$879	$128

Common stock undistributed earnings (losses)	$734	$105
Class B common stock undistributed earnings (losses) – basic	145	23

Total undistributed earnings (losses) – common stock and Class B common stock – basic	$879	$128

Common stock undistributed earnings (losses)	$735	$105
Class B common stock undistributed earnings (losses) – diluted	144	23

Total undistributed earnings (losses) – Class B common stock – diluted	$879	$128

Denominator for basic and diluted EPS:
Denominator for basic EPS:
Common stock weighted average shares	14,264	12,703
Class B common stock weighted average shares, and shares under if-converted method for diluted earnings per share	3,120	3,169
Effect of dilutive securities:
Unvested restricted stock awards	4	21
Dilutive stock options	100	231

Denominator for diluted EPS adjusted weighted average shares and assumed conversions	17,488	16,124

Earnings Per Share (as restated):
Common stock – basic	$0.09	$0.05

Class B common stock – basic	$0.08	$0.04

Common stock – diluted	$0.09	$0.05

Class B common stock – diluted	$0.08	$0.04

As of the first quarter of fiscal 2006, 1,619 common stock options were anti-dilutive and were not included in the dilutive earnings per common share calculation. As of the first quarter of fiscal 2005, 1,268 common stock options were anti-dilutive and were not included in the dilutive earnings per common share calculation.

Note J – Stock-Based Compensation

The Company accounts for its stock option plans and stock purchase plan in accordance with Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. However, the exercise price of all grants under the Company’s option plans has been equal to the fair market value on the date of grant. SFAS No. 123, Accounting for Stock-Based Compensation, requires estimation of the fair value of options granted to employees. Had the Company’s option plans and stock purchase plan been treated as compensatory under the provisions of SFAS No. 123, the Company’s net income and net income per share for the second quarter and first six months of fiscal 2006 would have been affected as follows:

	Second Quarter		Six Months
	FY 2006	FY 2005	FY 2006	FY 2005
Net income, as reported	$474	$4,045	$2,036	$4,851
Add: Stock-based compensation expense included in reported net income, net of income tax	2	51	3	102
Deduct: Stock-based compensation expense determined under fair value-based method for all awards, net of income tax	(184)	(216)	(367)	(431)

Pro-forma net income	$292	$3,880	$1,672	$4,522

Net income per share, as reported (as restated):
Common stock – basic	$0.03	$0.24	$0.12	$0.30

Class B common stock – basic	$0.02	$0.21	$0.11	$0.27

Common stock – diluted	$0.03	$0.23	$0.12	$0.29

Class B common stock – diluted	$0.02	$0.21	$0.11	$0.26

Net income per share, pro forma (as restated):
Common stock – basic	$0.02	$0.23	$0.10	$0.28

Class B common stock – basic	$0.02	$0.21	$0.09	$0.25

Common stock – diluted	$0.02	$0.22	$0.10	$0.27

Class B common stock – diluted	$0.02	$0.20	$0.09	$0.24

Had the Company’s option plans and stock purchase plan been treated as compensatory under the provisions of SFAS No. 123, the Company’s net income and net income per share (restated using the two-class method of calculating earnings per share, see Note I) for the first quarter of fiscal 2006 would have been affected as follows:

	First Quarter
	FY 2006	FY 2005
Net income, as reported	$1,562	$807
Add: Stock-based compensation expense included in reported net income, net of income tax	1	51
Deduct: Stock-based compensation expense determined under fair value-based method for all awards, net of income tax	(183)	(216)

Pro-forma net income	$1,380	$642

Net income per share, as reported (as restated):
Common stock – basic	$0.09	$0.05

Class B common stock – basic	$0.08	$0.04

Common stock – diluted	$0.09	$0.05

Class B common stock – diluted	$0.08	$0.04

Net income per share, pro forma (as restated):
Common stock – basic	$0.08	$0.04

Class B common stock – basic	$0.07	$0.03

Common stock – diluted	$0.08	$0.04

Class B common stock – diluted	$0.07	$0.03

Note K – Segment Information

During the second quarter of fiscal 2006, the Company implemented a reorganization plan encompassing the Company’s RF & Wireless Communications Group (RFWC) and Industrial Power Group (IPG) business units. Effective for the second quarter of fiscal 2006, IPG has been designated as Electron Device Group (EDG) and RFWC has been designated as RF, Wireless & Power Division (RFPD). The reorganization was implemented to increase efficiencies by integrating IPG’s power conversion sales and product management into RFWC, improving the geographic sales coverage and driving sales growth by leveraging RFWC’s larger sales resources. In addition, the Company believes that EDG will benefit from an increased focus on the high-margin tube business with a simplified global sales and product management structure to work more effectively with customers and vendors. The data presented has been reclassified to reflect the reorganization.

The following disclosures are made in accordance with the SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company’s strategic business units (SBUs) in fiscal 2006 are: RF, Wireless & Power Division (RFPD), Electron Device Group (EDG), Security Systems Division (SSD), and Display Systems Group (DSG).

RFPD serves the voice and data telecommunications market and the radio and television broadcast industry predominately for infrastructure applications, as well as the industrial power conversion market.

EDG serves a broad range of customers including the steel, automotive, textile, plastics, semiconductor manufacturing, and broadcast industries.

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

Accounts receivable, inventory, and goodwill are identified by SBU. Cash, net property, and other assets are not identifiable by SBU. Operating results for each SBU are summarized in the following table:

	Sales	Gross Margin	Direct Operating Contribution	Assets
Second Quarter Fiscal 2006
RFPD	$79,547	$18,728	$11,787	$95,796
EDG	24,629	7,761	5,327	57,905
SSD	28,268	7,155	2,412	38,095
DSG	21,894	6,118	2,631	33,523

Total	$154,338	$39,762	$22,157	$225,319

Second Quarter Fiscal 2005
RFPD	$74,705	$17,706	$10,165	$109,571
EDG	23,957	7,482	4,434	42,244
SSD	27,360	7,304	2,832	38,317
DSG	23,562	5,298	2,783	27,877

Total	$149,584	$37,790	$20,214	$218,009

	Sales	Gross Margin	Direct Operating Contribution	Assets
Six Months Fiscal 2006
RFPD	$160,799	$37,409	$23,382	$95,796
EDG	48,372	15,292	9,838	57,905
SSD	55,172	14,169	4,660	38,095
DSG	46,344	12,133	5,425	33,523

Total	$310,687	$79,003	$43,305	$225,319

Six Months Fiscal 2005
RFPD	$146,513	$34,433	$20,002	$109,571
EDG	46,223	14,532	8,882	42,244
SSD	53,121	13,802	5,409	38,317
DSG	40,542	9,431	4,590	27,877

Total	$286,399	$72,198	$38,883	$218,009

A reconciliation of net sales, gross margin, direct operating contribution, and assets to the relevant consolidated amounts is as follows. Other assets not identified include miscellaneous receivables, manufacturing inventories, and other assets.

	Second Quarter		Six Months
	FY 2006	FY 2005	FY 2006	FY 2005
Segment net sales	$154,338	$149,584	$310,687	$286,399
Corporate	1,499	1,690	3,295	3,322

Net sales	$155,837	$151,274	$313,982	$289,721

Segment gross margin	$39,762	$37,790	$79,003	$72,198
Manufacturing variances and other costs	(124)	(836)	(549)	(1,715)

Gross margin	$39,638	$36,954	$78,454	$70,483

Segment contribution	$22,157	$20,214	$43,305	$38,883
Manufacturing variances and other costs	(124)	(836)	(549)	(1,715)
Regional selling expenses	(4,646)	(4,880)	(10,034)	(9,419)
Administrative expenses	(9,983)	(9,592)	(19,569)	(18,530)
Gain on disposal of assets	22	17	162	27

Operating income	$7,426	$4,923	$13,315	$9,246

	December 3, 2005	May 28, 2005
Segment assets	$225,319	$203,620
Cash and cash equivalents	15,972	24,530
Other current assets	19,303	21,953
Net property	31,838	31,821
Other assets	7,224	5,894

Total assets	$299,656	$287,818

Geographic net sales information is primarily grouped by customer destination into five areas: North America, Europe, Asia/Pacific, Latin America, and Corporate. Europe includes sales to the Middle East and Africa. Net sales to Mexico are included as part of Latin America. Corporate consists of freight and non-area specific sales.

Net sales and gross margin by geographic region are presented in the table below:

	Second Quarter		Six Months
	FY 2006	FY 2005	FY 2006	FY 2005
Net Sales
North America	$79,219	$79,765	$161,340	$154,105
Europe	34,925	33,664	67,731	63,166
Asia/Pacific	34,793	31,776	71,993	60,565
Latin America	5,980	4,983	11,980	9,848
Corporate	920	1,086	938	2,037

Total	$155,837	$151,274	$313,982	$289,721

Gross Margin
North America	$21,052	$20,767	$42,541	$39,736
Europe	9,173	9,195	18,783	17,622
Asia/Pacific	8,221	7,740	17,359	14,456
Latin America	1,627	1,432	3,149	2,726
Corporate	(435)	(2,180)	(3,378)	(4,057)

Total	$39,638	$36,954	$78,454	$70,483

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

Note L – Recently Issued Pronouncements

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

In addition to the information contained in the Company’s other filings with the Securities Exchange Commission, factors that could affect future performance include, among others, the following:

•	The Company has had significant operating and net losses in the past and may have future losses.

•	The Company maintains a significant investment in inventory and has incurred significant charges for inventory obsolescence and overstock, and may incur similar charges in the future.

•	If the Company does not maintain effective internal controls over financial reporting, it could be unable to provide timely and reliable financial information.

•	Because the Company derives a significant portion of its revenue by distributing products designed and manufactured by third parties, it may be unable to anticipate changes in the marketplace and, as a result, could lose market share.

•	The Company has exposure to economic downturns and operates in cyclical markets.

•	The Company has significant debt, which could limit its financial resources and ability to compete and may make it more vulnerable to adverse economic events.

•	The Company’s ability to service its debt and meet its other obligations depends on a number of factors beyond its control.

•	The Company’s success depends on its executive officers and other key personnel.

•	The Company’s amended and restated credit agreement and the indentures for its outstanding debentures and notes impose restrictions with respect to various business matters.

•	The Company was not in compliance with certain financial covenants of its amended and restated credit agreement for the quarters ended May 28, 2005 and September 3, 2005, and may not be able to comply with these financial covenants in the future.

•	Recent changes in accounting standards regarding stock option plans could limit the desirability of granting stock options, which could harm the Company’s ability to attract and retain employees, and could also negatively impact its results of operations.

•	The Company faces intense competition in the markets it serves and, if it does not compete effectively, it could significantly harm its operating results.

•	The Company may not be able to continue to make the acquisitions necessary for it to realize its growth strategy or integrate acquisitions successfully.

•	If the Company does not continue to reduce its costs, it may not be able to compete effectively in its markets.

•	The Company’s Electron Device Group is dependent on a limited number of vendors to supply it with essential products.

•	Economic, political, and other risks associated with international sales and operations could adversely affect the Company’s business.

•	The Company is exposed to foreign currency risk.

•	Because the Company generally does not have long-term contracts with its vendors, it may experience shortages of products that could harm its business and customer relationships.

•	The Company may have underpaid taxes in a foreign country where it has operations.

•	The Company is exposed to highly variable income tax expense due to its unpredictable geographic distribution of taxable income or losses and its valuation allowances related to net operating losses.

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

Overview

Description of Business

The Company is a global provider of engineered solutions and a distributor of electronic components to the radio frequency (RF), wireless and power conversion, electron device, security, and display systems markets. Utilizing its core engineering and manufacturing capabilities, the Company is committed to a strategy of providing specialized technical expertise and value-added products, or “engineered solutions,” in response to customers’ needs. These solutions consist of products which the Company manufactures or modifies and products which are manufactured to its specifications by independent manufacturers under the Company’s own private labels. Additionally, the Company provides solutions and adds value through design-in support, systems integration, prototype design and manufacturing, testing, and logistics for its customers’ end products. Design-in support includes component modifications or the identification of lower-cost product alternatives or complementary products.

The Company’s products include RF and microwave components, power semiconductors, electron tubes, microwave generators, data display monitors, and electronic security products and systems. These products are used to control, switch or amplify electrical power or signals, or as display, recording, or alarm devices in a variety of industrial, communication, and security applications.

The Company’s marketing, sales, product management, and purchasing functions are organized as four strategic business units (SBUs): RF, Wireless & Power Division (RFPD), Electron Device Group (EDG),

Security Systems Division (SSD), and Display Systems Group (DSG), with operations in the major economic regions of the world: North America, Europe, Asia/Pacific, and Latin America.

During the second quarter of fiscal 2006, the Company implemented a reorganization plan encompassing the Company’s RF & Wireless Communications Group (RFWC) and Industrial Power Group (IPG) business units. Effective for the second quarter of fiscal 2006, IPG has been designated as Electron Device Group (EDG) and RFWC has been designated as RF, Wireless & Power Division (RFPD). The reorganization was implemented to increase efficiencies by integrating IPG’s power conversion sales and product management into RFWC, improving the geographic sales coverage and driving sales growth by leveraging RFWC’s larger sales resources. In addition, the Company believes that EDG will benefit from an increased focus on the high-margin tube business with a simplified global sales and product management structure to work more effectively with customers and vendors. The data presented has been reclassified to reflect the reorganization.

Results of Operations

Net Sales and Gross Margin Analysis

During the second quarter of fiscal 2006, consolidated net sales increased 3.0% to $155,837 due to higher sales in wireless, security, and electron device products over the prior year. During the first six months of fiscal 2006, consolidated net sales increased 8.4% to $313,982, from $289,721 in the same period in the prior year, as all four SBUs increased net sales over the prior year’s first six months with strong demand for custom displays and wireless products. In addition, effective June 1, 2005, the Company acquired A.C.T. Kern GmbH & Co. KG (Kern), a leading display technology company in Europe. Net sales for Kern, included in DSG and the Europe region, in the second quarter and first six months of fiscal 2006 were $3,540 and $6,929, respectively. The first six months of fiscal 2006 contained 27 weeks as compared to 26 weeks for the first six months of fiscal 2005. The additional week occurred in the first quarter of fiscal 2006. Net sales by SBU are presented as follows (in thousands):

Net Sales
	FY 2006	FY 2005	% Change
Second Quarter
RFPD	$79,547	$74,705	6.5%
EDG	24,629	23,957	2.8%
SSD	28,268	27,360	3.3%
DSG	21,894	23,562	(7.1%)
Corporate	1,499	1,690

Total	$155,837	$151,274	3.0%

Net Sales
	FY 2006	FY 2005	% Change
Six Months
RFPD	$160,799	$146,513	9.8%
EDG	48,372	46,223	4.6%
SSD	55,172	53,121	3.9%
DSG	46,344	40,542	14.3%
Corporate	3,295	3,322

Total	$313,982	$289,721	8.4%

Note: The fiscal 2005 data has been reclassified to conform with the fiscal 2006 presentation. The modification includes reclassifying customer cash discounts from selling, general and administrative expenses to net sales and the reorganization of RFPD (formerly RFWC) and EDG (formerly IPG) in the second quarter of fiscal 2006. Corporate consists of freight, other non-specific net sales, and customer cash discounts.

Consolidated gross margins increased 7.3% to $39,638 and 11.3% to $78,454 in the second quarter and first six months of fiscal 2006, respectively, as compared with $36,954 and $70,483 in the same periods last fiscal year due mainly to an increase in sales volume. Consolidated gross margin as a percentage of net sales increased to 25.4% and 25.0% in the second quarter and first six months of fiscal 2006, respectively, versus 24.4% and 24.3% in the second quarter and first six months of fiscal year 2005, respectively. As a percentage of sales, gross margin improved in fiscal 2006 due primarily to favorable excess and obsolete inventory and warranty experience. Gross margin for each SBU and gross margin as a percentage of net sales are presented in the following table. Gross margin reflects the distribution and manufacturing product margin less manufacturing variances, customer returns, scrap and cycle count adjustments, engineering costs, inventory overstock charges, and other provisions. Gross margin on freight, general inventory obsolescence provisions, and miscellaneous costs are included under the caption “Corporate.”

Gross Margin
Second Quarter	FY 2006	% of Net Sales	FY 2005	% of Net Sales
RFPD	$18,728	23.5%	$17,706	23.7%
EDG	7,761	31.5%	7,482	31.2%
SSD	7,155	25.3%	7,304	26.7%
DSG	6,118	27.9%	5,298	22.5%
Corporate	(124)		(836)

Total	$39,638	25.4%	$36,954	24.4%

Six Months	FY 2006	% of Net Sales	FY 2005	% of Net Sales
RFPD	$37,409	23.3%	$34,433	23.5%
EDG	15,292	31.6%	14,532	31.4%
SSD	14,169	25.7%	13,802	26.0%
DSG	12,133	26.2%	9,431	23.3%
Corporate	(549)		(1,715)

Total	$78,454	25.0%	$70,483	24.3%

Note: The fiscal 2005 data has been reclassified to conform with the fiscal 2006 presentation. The modification includes reclassifying customer cash discounts from selling, general and administrative expenses to net sales and the reorganization of RFPD (formerly RFWC) and EDG (formerly IPG) in the second quarter of fiscal 2006. Corporate consists of freight, other non-specific gross margins, and customer cash discounts.

Net sales and gross margin trends are analyzed for each strategic business unit in the discussion below.

RF, Wireless & Power Division

RFPD net sales increased 6.5% and 9.8% in the second quarter and first six months of fiscal 2006, respectively, to $79,547 and $160,799 as compared with $74,705 and $146,513 in the same periods last fiscal year. The net sales growth for the second quarter of fiscal 2006 was due mainly to an increase in sales of the network access and passive/interconnect product lines with growth of 24.1% and 6.9% to $30,831 and $14,051, respectively, versus $24,850 and $13,150, in the same period last fiscal year. The increase in the network access product lines was driven by semiconductor product sales in all geographic areas, with the largest growth coming from Asia/Pacific. North America also experienced strong network access product sales growth, where cellular infrastructure and military/defense are the primary markets. Sales of the passive product lines increased due to the addition of two new global, exclusive franchise suppliers. The network access and passive/interconnect product sales increase was partially offset by lower net sales of infrastructure products. Infrastructure product lines sales were lower in the second quarter of fiscal 2006 primarily due to order schedule changes required by specific original equipment manufacturing (OEM) infrastructure customers in Asia/Pacific. The net sales growth for the first six months of fiscal 2006 was mainly due to an increase in sales of the network access and the infrastructure product lines with growth of

24.2% and 6.4% to $61,446 and $39,357, respectively, from $49,463 and $37,000 in the same period of last fiscal year. Similar to the network access sales for the second quarter, the first six months of fiscal 2006 sales growth was generated in Asia/Pacific. Infrastructure product sales experienced a strong first quarter in fiscal 2006, a 22.2% increase compared to the first quarter of the previous fiscal year. This first quarter growth was primarily from OEM customers in Asia/Pacific. The first six month net sales growth for network access and infrastructure was partially offset by lower net sales of the passive/interconnect product lines. The interconnect product line sales of passive/interconnect were down 4.4% compared to the first six months of fiscal 2005. This was primarily due to fiscal 2005 sales of interconnect products to emergency cellular infrastucture North American customers not repeating in fiscal 2006 as the technology rollout is nearing completion. The net sales growth was the main contributor to the gross margin increase of 5.8% and 8.6% to $18,728 and $37,409 for the second quarter and first six months of fiscal 2006, respectively; however, RFPD gross margin percentage decreased slightly versus the same periods last year. The increase in Asia/Pacific sales for RFPD reduced the overall RFPD gross margin percentage due to lower gross margins in Asia/Pacific than other geographic regions. The decrease in gross margin percentage resulting from higher Asia/Pacific sales was offset by favorable excess and obsolete inventory experience during the second quarter of fiscal 2006.

Electron Device Group

EDG net sales increased 2.8% and 4.6% in the second quarter and first six months of fiscal 2006, respectively, to $24,629 and $48,372, as compared with $23,957 and $46,223 in the second quarter and first six months of fiscal 2005, respectively, in part due to refocusing the EDG sales team after the realignment. Tube sales increased 1.5% and 5.6% in the second quarter and first six months of fiscal 2006, respectively, to $18,092 and $35,639 versus $17,832 and $33,737 in the same periods last fiscal year, as several new lines were added. Semiconductor fabrication equipment sales grew 45.0% and 24.7% to $4,058 and $7,327, as compared with $2,799 and $5,876 in the same periods last fiscal year as new replacement parts were introduced into the Asia/Pacific market, partially offset by lower net sales of power components. Gross margin for EDG increased 3.7% and 5.2% to $7,761 and $15,292 due to higher sales and an improved product mix in the second quarter and first six months of fiscal 2006, respectively, while gross margin percentage increased slightly from the second quarter and first six months of fiscal 2005.

Security Systems Division

Net sales for SSD increased 3.3% and 3.9% in the second quarter and first six months of fiscal 2006, respectively, to $28,268 and $55,172, as compared with $27,360 and $53,121 in the second quarter and first six months of fiscal 2005, respectively. Net sales of private label products increased 9.4% and 15.1% to $9,096 and $17,580 in the second quarter and first six months of fiscal 2006, respectively, as compared with $8,314 and $15,270 in the same periods last fiscal year. The increase was due in part to specific marketing programs designed to support the private label products as well as additional marketing support in the U.S. from the SSD Canadian operations. Gross margin for SSD decreased 2.0% during the second quarter of fiscal 2006 to $7,155 mainly due to an adjustment to the reserve for excess and obsolete inventory, however, for the first six months of fiscal 2006, gross margin increased by 2.7% to $14,169. Gross margin as a percent of net sales decreased to 25.3% and 25.7% for the second quarter and first six months of fiscal 2006, respectively, as compared with 26.7% and 26.0% during the same time periods of last fiscal year due to an increase to the reserve for excess and obsolete inventory during the second quarter of fiscal 2006.

Display Systems Group

DSG net sales during the second quarter of fiscal 2006 decreased 7.1% to $21,894, as compared with $23,562 in the second quarter of fiscal 2005. However, during the first six months of fiscal 2006, net sales for DSG grew 14.3% to $46,344, as compared with $40,542 during the first six months of fiscal 2005. The decrease in net sales for the second quarter of fiscal 2006 compared to the second quarter in the prior year was due in part to a 40% reduction in second quarter of fiscal 2006 shipments to the New York Stock Exchange compared to second quarter of fiscal 2005. The sales decrease for the second quarter of fiscal 2006 was also due to the delay in closing project business which is expected to be shipped over the balance of the year, partially offset by an increase in the custom displays product line due to the Kern acquisition. Sales in the custom display product lines were also negatively affected by the relocation of the U.S. DSG integration facility in the second quarter of fiscal 2006. The sales growth for the six-month period was mainly due to the Kern acquisition and an increase in sales of the custom display product line which increased 13.7% to $11,984 in fiscal 2006 from $10,538 in fiscal 2005. DSG gross margin increased 15.5% and 28.7% to $6,118 and $12,133 during the second quarter and first six months of fiscal 2006, respectively, from $5,298 and $9,431 for the same time periods last year. The gross margin percentage increased to 27.9% and 26.2% from 22.5% and 23.3% during the second quarter and first six months of fiscal 2006 and 2005, respectively. The gross margin improvement was due mainly to improved product mix and lower warranty expense.

Sales by Geographic Area

On a geographic basis, the Company categorizes its sales by destination: North America, Europe, Asia/Pacific, Latin America, and Corporate. Net sales and gross margin, as a percent of net sales, by geographic area are as follows (in thousands):

Net Sales

Second Quarter	FY 2006	FY 2005	% Change
North America	$79,219	$79,765	(0.7%)
Europe	34,925	33,664	3.7%
Asia/Pacific	34,793	31,776	9.5%
Latin America	5,980	4,983	20.0%
Corporate	920	1,086

Total	$155,837	$151,274	3.0%

Six Months	FY 2006	FY 2005	% Change
North America	$161,340	$154,105	4.7%
Europe	67,731	63,166	7.2%
Asia/Pacific	71,993	60,565	18.9%
Latin America	11,980	9,848	21.6%
Corporate	938	2,037

Total	$313,982	$289,721	8.4%

Gross Margin
Second Quarter	FY 2006	% of Net Sales	FY 2005	% of Net Sales
North America	$21,052	26.6%	$20,767	26.0%
Europe	9,173	26.3%	9,195	27.3%
Asia/Pacific	8,221	23.6%	7,740	24.4%
Latin America	1,627	27.2%	1,432	28.7%
Corporate	(435)		(2,180)

Total	$39,638	25.4%	$36,954	24.4%

Six Months	FY 2006	% of Net Sales	FY 2005	% of Net Sales
North America	$42,541	26.4%	$39,736	25.8%
Europe	18,783	27.7%	17,622	27.9%
Asia/Pacific	17,359	24.1%	14,456	23.9%
Latin America	3,149	26.3%	2,726	27.7%
Corporate	(3,378)		(4,057)

Total	$78,454	25.0%	$70,483	24.3%

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

Net sales in North America decreased 0.7% to $79,219 in the second quarter of fiscal 2006, as compared with $79,765 in the second quarter of fiscal 2005. However, net sales in North America for the first six months of fiscal 2006 increased by 4.7% to $161,340 from $154,105 in the first six months of fiscal 2005. The sales decline in the second quarter of fiscal 2006 was due mainly to lower demand for display systems in the U.S. and Canada, partially offset by increases in wireless products in the U.S. The sales increase in the first six months of fiscal 2006 was mainly due to increases in demand for security systems in Canada and wireless products in the U.S. In addition, net sales in Canada experienced an overall gain of 9.9% to $41,340 in the first six months of fiscal 2006 versus $37,617 in the prior fiscal year. An increase in net sales of higher margin products resulted in gross margin improvement in North America to 26.6% and 26.4% for the second quarter and first six months of fiscal 2006, respectively, as compared with 26.0% and 25.8% in fiscal 2005.

Net sales in Europe grew 3.7% and 7.2% in the second quarter and first six months of fiscal 2006, respectively, to $34,925 and $67,731 from $33,664 and $63,166 in the same periods a year ago due to the Kern acquisition. Gross margin in Europe decreased to 26.3% and 27.7% from 27.3% and 27.9% during the second quarter and first six months of fiscal 2006 and 2005, respectively, primarily due to shifts in product mix.

Net sales in Asia/Pacific increased 9.5% and 18.9% to $34,793 and $71,993 in the second quarter and first six months of fiscal 2006, respectively, versus $31,776 and $60,565 in the same periods last fiscal year, led by continued strong demand for wireless products in the infrastructure, semiconductor fabrication and broadcasting markets. Net sales in Korea increased 29.9% and 41.7% to $8,964 and $20,939 in the second quarter and first six months of fiscal 2006, respectively, due mainly to higher sales of wireless products related to the third generation (3G) infrastructure rollout in Korea. Gross margins increased in all strategic business units in Asia/Pacific for the second quarter and first six months of fiscal 2006, as compared with last fiscal year due mainly to shifts in product mix focused on design registration programs and the reduction of lower margin programs.

Net sales in Latin America improved 20.0% and 21.6% to $5,980 and $11,980 in the second quarter and first six months of fiscal 2006, respectively, as compared with $4,983 and $9,848 in the second quarter and first six months of fiscal 2005, respectively. The net sales growth was mainly driven by an increase in sales of security products/systems integration, refocusing the EDG sales team after the realignment, and strong bookings of RFPD products which compensated for the decline in the defocused transmitter sales from the same fiscal period last year. Gross margin in Latin America declined to 27.2% and 26.3% in the second quarter and first six months of fiscal 2006, respectively, versus 28.7% and 27.7% in the year ago period primarily due to shifts in product mix.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) were relatively flat in the second quarter of fiscal 2006 as compared with the same period last year. SG&A increased 6.6% to $65,301 in the first six months of fiscal 2006 as compared with $61,264 in the same period last fiscal year. The increase in expenses for the first six months of fiscal 2006 as compared with the first six months of fiscal 2005 was primarily due to the acquisition of Kern. For the second quarter and first six months of fiscal 2006, total SG&A decreased to 20.7% and 20.8% of net sales, respectively, compared with 21.2% and 21.1% in last fiscal year’s second quarter and first six months, respectively.

Other (Income) Expense

In the second quarter and first six months of fiscal 2006, other (income) expense decreased to an expense of $6,247 and $8,367, respectively, from income of $1,204 and expense of $1,991 during the second quarter and first six months of fiscal 2005, respectively. Other (income) expense included a foreign exchange loss of $3,819 and $3,682 during the second quarter and first six months of fiscal 2006, respectively, as compared with a foreign exchange gain of $3,299 and $2,398 during the same periods last fiscal year. The foreign exchange variance was due to the strengthening of the U.S. dollar, primarily related to receivables due from foreign subsidiaries to the U.S. parent company and denominated in foreign currencies. Interest expense increased to $2,320 and $4,641 for the second quarter and first six months of fiscal 2006, respectively, as compared with $2,184 and $4,441 during the same periods of last fiscal year due to higher interest rates related to the Company’s amended and restated credit agreement.

Income Tax Provision

The effective income tax rates for the second quarter and first six months of fiscal year 2006 were 59.8% and 58.9%, respectively as compared with 34.0% and 33.1% for the second quarter and first six months of fiscal 2005, respectively. The difference between the effective tax rates as compared to the U.S. federal statutory rate of 34% primarily results from the Company’s geographical distribution of taxable income or losses, and, in the three and six months ended December 3, 2005, subject to valuation allowances related to net operating losses. For the six months ended December 3, 2005, the tax benefit primarily related to domestic net operating losses was limited by the requirement for a valuation allowance of $2,204, which increased the effective income tax rate by 44.5%. The first six months of fiscal 2006 includes an income tax provision of $344 for income tax exposures related to prior years recorded in the first quarter of fiscal 2006. In addition, during the second quarter of fiscal 2006, income tax reserves of approximately $1,000 for certain income tax exposures were reversed because the statute of limitations with respect to these income tax exposures expired.

In May 2005, the Company was informed by one of its foreign subsidiaries that its records may not be adequate to support the taxable revenues and deductions included within tax returns previously filed for the tax years 2003 and 2004. At this time, the Company has not received notification from any tax authority regarding this matter. In December 2005, the Company determined its income tax exposure for the tax year 2003 is less than $100. During the second quarter of fiscal 2006, the Company increased its income tax reserve for this potential exposure, and no additional exposure is anticipated with respect to the tax year 2003. The Company expects to complete its investigation for the tax year 2004 prior to the third quarter ending March 4, 2006. As of January 12, 2006, for the tax year 2004, based on the conclusions reached for the tax year 2003, any material liability is considered to be remote and therefore, no liability with respect to the tax year 2004 has been recorded.

Net Income and Per Share Data

Net income for the second quarter of fiscal 2006 was $474 or $0.03 per diluted common share or $0.02 per Class B diluted common share as compared with $4,045 for the second quarter of fiscal 2005, or $0.23 per diluted common share or $0.21 per Class B diluted common share. Net income for the first six months of fiscal 2006 was $2,036 or $0.12 per diluted common share or $0.11 per Class B diluted common share as compared with $4,851 for the first six months of fiscal 2005, or $0.29 per diluted common share or $0.26 per Class B diluted common share.

Liquidity and Capital Resources

The Company has financed its growth and cash needs largely through income from operations, borrowings under the revolving credit facilities, an equity offering, issuance of convertible senior subordinated notes, and sale of assets. Liquidity provided by operating activities is reduced by working capital requirements, debt service, capital expenditures, dividends, and business acquisitions. Liquidity provided by operating activities is increased by proceeds from borrowings and dispositions of businesses and assets.

Cash and cash equivalents were $15,972 at December 3, 2005, a decrease of $8,558 from fiscal 2005 year end. The decrease in cash is primarily due to the collection of receivables due from foreign subsidiaries to the U.S. parent company. The cash received by the U.S. parent company was used to reduce the amount outstanding under the Company’s revolving credit agreement.

Cash provided by operating activities for the first six months of fiscal 2006 was $7,784 primarily due to higher accounts payable, partially offset by the increase in inventories. The increase in inventories, due to inventory stocking programs to support anticipated sales growth, was more than offset by the increase in accounts payable due to the timing of inventory purchases during the second quarter of fiscal 2006. Cash used in operating activities for the first six months of fiscal 2005 was $8,092 mainly due to an increase in inventories and accounts receivable. Initial stocking packages for exclusive supplier programs caused inventory to increase. Accounts receivable increased as a result of the 18.2% increase in sales during the second quarter of fiscal 2005 versus the second quarter of fiscal 2004.

Net cash used in investing activities of $9,232 for the first six months of fiscal 2006 was a result of the acquisition, effective June 1, 2005, of Kern located in Donaueschingen in southern Germany. The cash outlay for Kern was $6,583, net of cash acquired. In addition, effective October 1, 2005, the Company acquired Image Systems, a division of CSI in Hector, Minnesota. The initial cash outlay for Image Systems was $250. Image Systems is a specialty supplier of displays, display controllers, and calibration software for the healthcare market. The Company spent $2,673 on capital projects during the first six months of fiscal 2006 primarily related to facility and information technology projects. The Company spent $4,682 on capital projects during the first six months of fiscal 2005 related to PeopleSoft development costs and ongoing investments in information technology infrastructure.

Net cash used in financing activities of $6,507 was primarily due to payments of debt during the first six months of fiscal 2006 and costs related to the issuance of the Company’s 8% convertible senior subordinated notes (8% notes) on November 21, 2005. During the first half of fiscal 2005, net cash provided in financing activities was $12,937. During the first quarter of fiscal 2005, the Company had an equity offering for three million shares of stock that contributed $27,915 in proceeds that was used to reduce long-term debt by $13,293 and fund working capital requirements.

On November 21, 2005, the Company sold $25,000 in aggregate principal amount of 8% notes pursuant to an indenture dated November 21, 2005. The 8% notes bear interest at a rate of 8% per annum.

Interest is due on June 15 and December 15 of each year. The 8% notes mature on June 15, 2011. The 8% notes are convertible at the option of the holder, at any time on or prior to maturity, into shares of the Company’s common stock at a price equal to $10.31 per share, subject to adjustment in certain circumstances. In addition, the Company may elect to automatically convert the 8% notes into shares of common stock if the trading price of the common stock exceeds 150% of the conversion price of the 8% notes for at least 20 trading days during any 30 trading day period subject to a payment of three years of interest if the Company elects to convert the 8% notes prior to December 20, 2008.

The indenture provides that on or after December 20, 2008, the Company has the option of redeeming the 8% notes, in whole or in part, for cash, at a redemption price equal to 100% of the principal amount of the 8% notes to be redeemed, plus accrued and unpaid interest, if any, but excluding, the redemption date. Holders may require the Company to repurchase all or a portion of their 8% notes for cash upon a change-of-control event, as described in the indenture, at a repurchase price equal to 100% of the principal amount of the 8% notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding the repurchase date. The 8% notes are unsecured and subordinate to the Company’s existing and future senior debt and senior to the Company’s existing 7 1/4% convertible subordinated debentures (7 1/4% debentures) and 8 1/4% convertible senior subordinated debentures (8 1/4% debentures). The 8% notes rank on parity with the Company’s existing 7 3/4% convertible senior subordinated notes (7 3/4% notes).

The Company has used the net proceeds from the sale of the 8% notes to repay amounts outstanding under its amended and restated credit agreement. The Company redeemed all of the outstanding 8 1/4% debentures on December 23, 2005 in the amount of $17,538 and all of the outstanding 7 1/4% debentures on December 30, 2005 in the amount of $4,753 by borrowing amounts under the amended and restated credit agreement to effect these redemptions.

In October 2004, the Company renewed its multi-currency revolving credit agreement with the current lending group in the amount of approximately $109,000 (varies based on fluctuations in foreign currency exchange rates). The agreement matures in October 2009, when the outstanding balance at that time will become due. At December 3, 2005, $24,989 was outstanding under the amended and restated credit agreement. The amended and restated credit agreement is principally secured by the Company’s trade receivables and inventory. The amended and restated credit agreement bears interest at applicable LIBOR rates plus a margin, varying with certain financial performance criteria. At December 3, 2005, the applicable margin was 2.25%. Outstanding letters of credit were $2,166 at December 3, 2005, leaving an unused line of $81,536 under the total amended and restated credit agreement; however, this amount was reduced to $29,173 due to maximum permitted leverage ratios. The commitment fee related to the amended and restated credit agreement is 0.25% per annum payable quarterly on the average daily unused portion of the aggregate commitment. The Company’s multi-currency revolving credit agreement consists of the following facilities as of December 3, 2005:

	Capacity	Amount Outstanding	Interest Rate
US Facility	$70,000	$1,300	6.75%
Canada Facility	14,607	7,358	4.25%
Sweden Facility	7,932	7,932	3.63%
UK Facility	7,793	4,156	6.62%
Euro Facility	5,868	2,582	4.19%
Japan Facility	2,491	1,661	1.85%

Total	$108,691	$24,989	4.41%

Note: Due to maximum permitted leverage ratios, the amount of the unused line cannot be calculated on a facility-by-facility basis.

On August 24, 2005, the Company executed an amendment to the amended and restated credit agreement. The amendment changed the maximum permitted leverage ratios and the minimum required fixed charge coverage ratios for each of the first three quarters of fiscal 2006 to provide the Company additional flexibility for these periods. In addition, the amendment also provided that the Company will maintain excess availability on the borrowing base of not less than $23,000 until the 8 1/4% and 7 1/4% debentures were redeemed, at which time the Company will maintain excess availability of the borrowing base of not less than $10,000. The applicable margin pricing was increased by 25 basis points. In addition, the amendment extended the Company’s requirement to refinance the remaining $22,291 aggregate principal amount of the Company’s 7 1/4% debentures and the 8 1/4% debentures from February 28, 2006 to June 10, 2006.

At September 3, 2005, the Company was not in compliance with its amended and restated credit agreement covenants with respect to the tangible net worth covenant due solely to the additional goodwill recorded as a result of the Kern acquisition. On October 12, 2005, the Company received a waiver from its lending group for the default and executed an amendment to the amended and restated credit agreement. The amendment changed the minimum tangible net worth requirement to adjust for the goodwill associated with the Kern acquisition. At December 3, 2005, the Company was in compliance with its amended and restated credit agreement covenants.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Risk Management and Market Sensitive Financial Instruments

The Company’s foreign denominated assets and liabilities are cash, accounts receivable, inventory, accounts payable, and intercompany receivables and payables, primarily in Canada and member countries of the European Union and, to a lesser extent, in Asia/Pacific and Latin America. The Company has not entered into any forward contracts to hedge significant transactions in fiscal 2006 or fiscal 2005. Other tools that the Company may use to manage foreign exchange exposures include the use of currency clauses in sales contracts and the use of local debt to offset asset exposures.

As discussed above, the Company’s debt financing expense, in part, varies with market rates exposing the Company to the market risk from changes in interest rates. Certain operations, assets, and liabilities of the Company are denominated in foreign currencies subjecting the Company to foreign currency exchange risk. In order to provide the user of these financial statements guidance regarding the magnitude of these risks, the Securities and Exchange Commission requires the Company to provide certain quantitative disclosures based upon hypothetical assumptions. Specifically, these disclosures require the calculation of the effect of a uniform 10% strengthening of the U.S. dollar against foreign currencies on the reported net earnings and financial position of the Company.

Had the U.S. dollar strengthened 10% against various foreign currencies, sales would have been lower by an estimated $6,400 and $12,400 for the three and six months ended December 3, 2005, respectively, and $6,000 and $11,200 for the three and six months ended November 27, 2004, respectively. Total assets would have declined by an estimated $11,400 as of the second quarter ended December 3, 2005 and an estimated $10,700 as of the fiscal year ended May 28, 2005, while the total liabilities would have decreased by an estimated $4,300 as of the second quarter ended December 3, 2005 and an estimated $4,100 as of the fiscal year ended May 28, 2005.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of December 3, 2005. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of December 3, 2005 due to material weaknesses in the Company’s internal control over financial reporting disclosed in “Item 9A. Controls and Procedures” of the Company’s Annual Report on Form 10-K for the fiscal year ended May 28, 2005. The weaknesses were (1) deficiencies in the Company’s control environment, (2) inadequate controls associated with the accounting for income taxes, (3) inadequate financial statement preparation and review procedures, and (4) deficiency related to the application of accounting literature. To address these material weaknesses, the Company has expanded its disclosure controls and procedures to include additional analysis and other post-closing procedures. Accordingly, management believes that the financial statements included in this report fairly present in all material respects the Company’s financial position, results of operations, and cash flows for the periods presented.

(b) Changes in Internal Control over Financial Reporting

There were nine changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the first six months of fiscal 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

•	In June 2005, the Company hired a Director of Tax to increase its focus on processes and procedures associated with accounting for income taxes;

•	The Company has implemented a program to provide training for accounting personnel in the Company’s foreign subsidiaries, which has been provided to the Company’s European and Asia/Pacific subsidiaries;

•	The Company has enhanced its account reconciliation process to ensure that accounts are being reconciled on a timely basis, the reconciliations are independently reviewed, and any reconciling items are cleared on a timely basis;

•	The Company has implemented a system to review and approve journal entries through system automation;

•	The Company has implemented formal procedures for financial statement variance analysis and balance sheet reconciliations. The monthly closing schedule is formally communicated to all subsidiaries;

•	The Company has improved documentation of management review and reconciliation performance through policies, education and re-enforcement, a listing of employees who reconcile and approve balance sheet account reconciliations, and the implementation of key financial manager checklists;

•	The Company has engaged outside tax professionals to provide global compliance and reporting services to ensure that the Company has appropriate resources to conduct timely reviews and evaluations of the Company’s current and deferred tax provisions, deferred tax assets and liabilities, and related complex tax issues;

•	The Company has developed a policy related to controls over end-user computing; and

•	The Company hired a Director of Internal Audit to assist the Company in its ongoing evaluation and monitoring of internal control over financial reporting.

(c) Remediation Efforts to Address Material Weaknesses in Internal Control over Financial Reporting

In order to remediate the material weaknesses identified in internal control over financial reporting and ensure the integrity of our financial reporting processes, the Company has implemented or is in the process of implementing the measures described in Item 4(b) above, as well as continuing to train its other foreign subsidiaries throughout fiscal 2006.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is involved in several pending judicial proceedings concerning matters arising in the ordinary course of its business. While the outcome of litigation is subject to uncertainties, based on currently available information, the Company believes that, in the aggregate, the results of these proceeding will not have a material effect on the Company’s financial condition.

On December 20, 2002, the Company filed a complaint against Signal Technology Corporation in the United States District Court for the Northern District of Illinois, which the Company dismissed on February 27, 2003. On February 14, 2003 Signal Technology filed a declaratory judgment against the Company in Superior Court, Boston, Massachusetts, and on March 4, 2003, the Company filed a complaint against Signal Technology in the Circuit Court of Cook County, Illinois. On February 13, 2004, the Company dismissed the complaint in Circuit Court, Cook County, Illinois. From November 6, 2000 through December 6, 2001, Signal Technology issued six purchase orders to purchase low-frequency amplifiers and other electronic components from the Company and subsequently refused to take delivery of the components. The Company initially claimed damages of approximately $2.0 million resulting from the dispute concerning Signal Technology’s obligation to take delivery. Signal Technology’s declaratory judgment suit in Massachusetts seeks a ruling that it has no liability to the Company, but Signal Technology had not asserted any claim against the Company. The Company entered into a Settlement Agreement and Mutual Release with Signal Technology effective November 16, 2005. Pursuant to the settlement, the Company received a cash payment of $325,000, retained the remaining inventory, and the parties provided mutual releases without any admission of liability. The pending litigation was dismissed on November 30, 2005.

In fiscal 2003, two customers of the Company’s German subsidiary asserted claims against the Company in connection with heterojunction field effect transistors the Company sold to them. The Company acquired the heterojunction field effect transistors from the manufacturer pursuant to a distribution agreement. The customers claimed that the heterojunction field effect transistors did not meet the specification provided by the manufacturer. The Company notified the manufacturer and its insurance carrier of these claims. In fiscal 2005, the claim of one of the two customers was settled without any admission of liability on the part of the Company, with a full release from liability, and without any material consideration from the Company, the settlement amount being paid by the Company’s insurance carrier. On December 12, 2005, the claim of the second of the two customers was settled without any admission of liability on the part of the Company, with a full release from liability, and without any material consideration from the Company, the settlement amount being paid by the Company’s insurance carrier.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders held October 18, 2005, two proposals were submitted to a vote of the Company’s stockholders: (1) the election of directors; and (2) the adoption of the Richardson Electronics, Ltd. 2006 Stock Option Plan for Non-Employee Directors. Stockholders present in person or by proxy holding shares representing 44,133,308 votes out of a total of 45,473,296 votes entitled to be voted at the meeting were present, which was more than the number of votes necessary to constitute a quorum. The following table sets forth the results of the voting:

Proposal	Number of affirmative votes	Withheld authority
1. Election of Directors
Edward J. Richardson	38,504,455	5,628,853
Scott Hodes	37,657,382	6,475,926
Samuel Rubinovitz	40,808,903	3,324,405
Arnold R. Allen	38,448,446	5,684,862
Jacques Bouyer	40,760,271	3,373,037
Harold L. Purkey	40,753,948	3,379,360
Ad Ketelaars	43,216,989	916,319
Bruce W. Johnson	38,303,723	5,829,585
John R. Peterson	40,753,948	3,379,360

Proposal	For	Against	Abstain	Not Voted
2. Adoption of Stock Option Plan	38,074,767	3,573,332	72,116	2,413,093

Each of the proposals set forth above received more than the required number of votes for approval and was therefore duly and validly approved by the stockholders.

ITEM 5. OTHER INFORMATION

On January 10, 2006, the Company’s Board of Directors amended the Company’s Corporate Code of Conduct (the “Code of Conduct”). Among other non-material changes, the amendments clarify that, to the extent that the laws of any jurisdiction in which the Company operates conflict with a provision of the Code of Conduct, such laws will control the obligations of any Company employee employed in such jurisdiction.

The Code of Conduct is attached hereto as Exhibit 14 and is incorporated herein by reference.

On January 10, 2006, William G. Seils retired as General Counsel, Senior Vice President and Secretary of the Company and will remain as Of Counsel and Assistant Secretary of the Company. Mr. Seils’ resignation from his corporate offices was accepted by the Company and the Company appointed David J. Gilmartin as General Counsel, Vice President and Secretary to succeed Mr. Seils. Mr. Gilmartin was previously employed by the Company as its Assistant General Counsel, Vice President and Assistant Secretary from July 2004. Prior to that, Mr. Gilmartin served as Vice President of Legal for SBI Group Inc. from December 2002 to July 2004 and Deputy General Counsel to Lante Corporation from January 2002 until it was acquired by SBI Group Inc. in September 2002. Prior to that, Mr. Gilmartin served as Corporate Counsel to Alliant Foodservice, Inc. from May 1999 to January 2002.

ITEM 6. EXHIBITS

See exhibit index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RICHARDSON ELECTRONICS, LTD.

	By:	/s/ David J. DeNeve
Date: January 12, 2006		David J. DeNeve Senior Vice President and Chief Financial Officer (on behalf of the Registrant and as Principal financial and accounting officer)

Exhibit Index

(c) EXHIBITS

Exhibit Number	Description
3(a)	Restated Certificate of Incorporation of the Company, incorporated by reference to Appendix B to the Proxy Statement / Prospectus dated November 13, 1986, incorporated by reference to the Company’s Registration Statement on Form S-4, Commission File No. 33-8696.
3(b)	By-laws of the Company, as amended, incorporated by reference to Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1997, Commission File No. 000-12906.
10(am)	Employment, Nondisclosure and Non-Compete Agreement dated June 1, 2004 by and between the Company and David J. Gilmartin.
14	Corporate Code of Conduct, as amended January 10, 2006.
31.1	Certification of Edward J. Richardson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed pursuant to Part I).
31.2	Certification of David J. DeNeve pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed pursuant to Part I).
32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed pursuant to Part I).