Form 10-K/A
period 2005-05-28
RICHARDSON ELECTRONICS LTD/DE
filed 2006-08-31
CIK 355948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

As of August 24, 2005, there were outstanding 14,276,326 shares of Common Stock, $.05 par value, inclusive of 1,332,053 shares held in treasury, and 3,119,697 shares of Class B Common Stock, $.05 par value, which are convertible into Common Stock of the registrant on a share for share basis.

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

PART I

EXPLANATORY NOTE (Amendment No. 2)

Richardson Electronics, Ltd. (the “Company”) is filing this second amendment to its Form 10-K/A for the fiscal year ended May 28, 2005, which was previously filed with the Securities and Exchange Commission (the “SEC”) on August 26, 2005, to amend and restate its consolidated financial statements and other financial information for the Company’s fiscal years 2005, 2004 and 2003.

On April 4, 2006, the Company concluded that its previously issued consolidated financial statements, including those for its fiscal years ended May 28, 2005, May 29, 2004, and May 31, 2003, should not be relied upon as a result of errors discovered by the Company in the accounts of an Italian subsidiary, RES S.r.l. (“Ingenium”). During the third quarter of fiscal 2005, the Company recorded a valuation allowance to offset certain domestic deferred tax assets and domestic net operating loss carryforwards. At that time, the Company did not record a valuation allowance for a deferred tax asset related to goodwill temporary differences. The Company has subsequently determined that a valuation allowance should have been recorded during the third quarter of fiscal 2005 for the deferred tax asset related to goodwill. The consolidated financial statements for fiscal years 2005, 2004 and 2003, included herein, have been restated to correct these errors and certain other errors (see Note B of the notes to the consolidated financial statements). The restatement changed net loss for fiscal 2005 from $11,311,000 to $16,017,000; net income for fiscal 2004 from $6,033,000 to $5,532,000; and net loss for fiscal 2003 from $26,851,000 to $26,744,000. In addition, during August 2006, the Company restated certain geographic information to correct errors in the geographic identification of certain operations and the composition of assets comprising the long-lived assets of each of its geographic segments.

For the convenience of the reader, this Form 10-K/A sets forth the original Form 10-K in its entirety and no attempt has been made in this Form 10-K/A to modify or update the disclosures in the original Form 10-K except as required to reflect the effects of the restatements described in Note B and Note M to the notes to the consolidated financial statements and to amend certain disclosures, including the presentation of earnings per share in Note A, in response to comments received from the SEC staff arising from their review of the Company’s filings on Form S-1 as filed on February 7, 2006 since the date of the filing of the original Form 10-K. Except as otherwise noted herein, this Form 10-K/A continues to describe conditions of the Company as of the date of the Form 10-K, and the disclosures contained herein have not been updated to reflect events, results or developments that occurred after the original Form 10-K, or to modify or update those disclosures affected by subsequent events. Among other things, forward-looking statements made in the original Form 10-K have not been revised to reflect events, results or developments that occurred or facts that became known to the Company after the date of the original Form 10-K (other than those directly affected by the restatement), and such forward-looking statements should be read in conjunction with the Company’s filings with the SEC subsequent to the filing of the original Form 10-K.

Part II—Item 6 (Selected Consolidated Financial Data), Part II—Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and Part II—Item 8 (Financial Statements and Supplementary Data) have been amended from the original Form 10-K as a result of the restatement and the SEC’s comments resulting from its periodic review of the Company’s filings under the Securities Exchange Act of 1934 since the date of the original Form 10-K.

The Company filed the first amendment to its Form 10-K for the fiscal year ended May 28, 2005 to amend Part II, Item 9A(e) solely to correct the Report of Independent Registered Public Accounting Firm which contained a typographical error. The following paragraph was inadvertently omitted from the Report of Independent Registered Public Accounting Firm:

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

In connection with the filing of this Form 10-K/A, Amendment No. 2 and pursuant to Rules 12b-15, 13a-14(a) and 13(a)-14(b) under Exchange Act, the Company is including currently dated certifications. Except as described above, no other amendments are being made to the Form 10-K. This Form 10-K/A does not reflect events occurring after the original filing of the Form 10-K or modify or update the disclosure contained therein in any way other than as required to reflect the amendments discussed above.

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

Selected financial data attributable to each strategic business unit and geographic data for fiscal 2005, 2004, and 2003 is set forth in Note M of the notes to the consolidated financial statements and is incorporated by reference herein.

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

SSD supports its customer base with products from more than 100 manufacturers including such well-known names as Aiphone, GE, Panasonic, Paradox, Pelco, Sanyo, and Sony, as well as the Company’s own private label brands, National Electronics™, Capture®, AudioTrak®, and Elite National Electronics®.

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

Growth and Profitability Strategies

Although the Company has reported net losses of approximately $12.9 million in fiscal 2002, $26.7 million in fiscal 2003, and $16.0 million in fiscal 2005, the Company’s long-range growth plan centers around three distinct strategies by which it seeks to maximize its overall profitability:

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

	Fiscal Year Ended(1)
	2005(2), (14) (restated)	2004(3), (14) (restated)	2003(4), (14) (restated)	2002(5), (15) (restated)	2001(15) (restated)
Statement of Operations Data
Net sales(6)	$578,724	$519,823	$464,381	$443,415	$502,197
Costs of products sold	442,730	393,101	364,918	349,914	371,289

Gross margin	135,994	126,722	99,463	93,501	130,908
Selling, general and administrative expenses(6)	129,747	107,968	100,613	98,993	94,272
(Gain) loss on disposal of assets(7)	(9,918)	579	—	—	—
Other expense, net	7,582	10,258	9,700	13,601	13,042

Income (loss) before income taxes and cumulative effect of accounting change	8,583	7,917	(10,850)	(19,093)	23,594
Income tax provision (benefit)	24,600	2,385	(1,968)	(6,206)	7,737

Income (loss) before cumulative effect of accounting change	(16,017)	5,532	(8,882)	(12,887)	15,857
Cumulative effect of accounting change, net of tax(8)	—	—	(17,862)	—	—

Net income (loss)	$(16,017)	$5,532	$(26,744)	$(12,887)	$15,857

Net income (loss) per common share—basic
Before cumulative effect of accounting change	$(.96)	$.40	$(.66)	$(.97)	$1.22
Cumulative effect of accounting change, net of tax	—	—	(1.32)	—	—

Net income (loss) per common share—basic	$(.96)	$.40	$(1.98)	$(.97)	$1.22

Net income (loss) per Class B common share—basic
Before cumulative effect of accounting change	$(.87)	$.36	$(.59)	$(.87)	$1.10
Cumulative effect of accounting change, net of tax	—	—	(1.19)	—	—

Net income (loss) per Class B common share—basic	$(.87)	$.36	$(1.78)	$(.87)	$1.10

Net income (loss) per common share—diluted
Before cumulative effect of accounting change	$(.96)	$.38	$(.66)	$(.97)	$.90
Cumulative effect of accounting change, net of tax	—	—	(1.32)	—	—

Net income (loss) per common share—diluted	$(.96)	$.38	$(1.98)	$(.97)	$.90

Net income (loss) per Class B common share—diluted
Before cumulative effect of accounting change	$(.87)	$.36	$(.59)	$(.87)	$.86
Cumulative effect of accounting change, net of tax	—	—	(1.19)	—	—

Net income (loss) per Class B common share—diluted	$(.87)	$.36	$(1.78)	$(.87)	$.86

Dividends per common share	$.160	$.160	$.160	$.160	$.160
Dividends per Class B common share(9)	$.144	$.144	$.144	$.144	$.144

Weighted-average number of common shares outstanding:(10)
Common stock—basic	13,822	10,872	10,602	10,410	10,126
Class B common stock—basic	3,120	3,168	3,207	3,207	3,207
Common stock—diluted	13,822	14,418	10,602	10,410	17,568
Class B common stock—diluted	3,120	3,168	3,207	3,207	3,207
Other Data:
Interest expense	$8,947	$10,257	$10,352	$12,386	$11,146
Investment income	388	227	124	352	575
Depreciation and amortization	5,298	4,989	5,137	5,980	6,043
Capital expenditures	6,975	5,468	4,975	5,861	8,630

	Fiscal Year Ended(1)
	2005(2), (14) (restated)	2004(3), (14) (restated)	2003(4), (14) (restated)	2002(5), (14) (restated)	2001(14) (restated)
Net Sales by Strategic Business Unit:(11)
RF & Wireless Communications Group (RFWC)	$265,602	$231,389	$204,427	$181,969	$220,545
Industrial Power Group (IPG)	122,906	112,737	95,508	95,018	112,889
Security Systems Division (SSD)	105,581	101,979	92,090	85,087	82,352
Display Systems Group (DSG)	78,078	66,452	64,191	60,697	59,476
Medical Glassware (MG)(12)	—	—	—	12,940	15,966
Corporate(13)	6,557	7,266	8,165	7,704	10,969

Consolidated	$578,724	$519,823	$464,381	$443,415	$502,197

Balance Sheet Data:
Cash and cash equivalents	$24,301	$16,572	$16,611	$15,189	$15,975
Working capital	153,840	172,593	178,525	187,972	224,933
Property, plant and equipment, net	31,712	30,534	30,810	29,336	29,233
Total assets	283,940	281,035	267,293	286,783	321,733
Current maturities of long-term debt	22,305	4,027	46	38	205
Long-term debt	98,028	133,813	138,396	132,218	155,134
Stockholders’ equity	97,396	86,181	77,606	101,917	112,406

(1)	Fiscal Year—The Company’s fiscal year ends on the Saturday nearest the end of May. Each of the fiscal years presented contains 52/53 weeks. All references herein for the years 2005, 2004, 2003, 2002, and 2001 represent the fiscal years ended May 28, 2005, May 29, 2004, May 31, 2003, June 1, 2002, and June 2, 2001, respectively.
(2)	In the third quarter of fiscal 2005, the Company recorded a $2.2 million restructuring charge to selling, general and administrative expenses as the Company terminated over 60 employees. In addition, the Company recorded incremental tax provisions of $16.7 million in fiscal 2005 to increase the valuation allowance related to its deferred tax assets in the United States ($15.9 million) and outside the United States ($0.8 million).
(3)	The Company recorded incremental tax provisions of $2.5 million in fiscal 2004 to increase the valuation allowance related to its deferred tax assets outside the United States.
(4)	In the fourth quarter of fiscal 2003, the Company recorded a $16.1 million charge ($10.3 million net of tax) principally related to inventory write-downs and restructuring charges, including a $1.7 million restructuring charge to selling, general and administrative expenses as the Company eliminated over 70 positions or approximately 6% of its workforce. In addition, the Company recorded incremental tax provisions of $1.6 million to establish a valuation allowance related to its deferred tax assets outside the United States.
(5)	In the third quarter of fiscal 2002, the Company recorded a $4.6 million loss ($2.9 million net of tax) related to the disposition of its medical glassware business. In the fourth quarter of fiscal 2002, the Company recorded a $15.3 million charge ($9.8 million net of tax) primarily related to inventory obsolescence.
(6)	The Company reclassified customer discounts from selling, general and administrative expenses to net sales for fiscal 2004, 2003, 2002, and 2001 to conform to the fiscal 2005 presentation.
(7)	In the fourth quarter of fiscal 2005, the Company completed the sale of approximately 205 acres of undeveloped real estate adjoining its headquarter in LaFox, Illinois, resulting in a gain of $9.9 million before taxes.
(8)	In the second quarter of fiscal 2003, the Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets” and as a result recorded a cumulative effect of accounting change of $17.9 million (net of tax of $3.7 million) to write off impaired goodwill. Additionally, effective at the beginning of fiscal 2003, the Company no longer amortizes goodwill. Income (loss) before income taxes included goodwill amortization of $577 in fiscal 2002 and $612 in fiscal 2001.
(9)	The dividend per Class B common share was 90% of the dividend per common share.
(10)	The weighted-average number of common shares outstanding includes 3,120, 3,168, 3,207, 3,207, and 3,220 Class B common shares for the fiscal years ended May 28, 2005, May 29, 2004, May 31, 2003, June 1, 2002, and June 2, 2001, respectively.
(11)	Certain amounts in prior periods were reclassified to conform to the fiscal 2005 presentation.
(12)	In the third quarter of fiscal 2002, the Company sold certain assets of its Medical Systems Group, specifically, inventory and other assets related to its medical glassware product line (MG). MG net sales of $390, $547, and $1,269 in fiscal 2005, 2004 and 2003, respectively, have been reclassified into Corporate.
(13)	Includes freight billed to customers, other non-specific net sales, and customer cash discounts.
(14)	Amounts for fiscal 2005, 2004, and 2003 are restated. See Note B to the consolidated financial statements for further details.
(15)	Amounts for fiscal 2002 and 2001 are restated for errors discovered in the accounts of an Italian subsidiary, RES S.r.l. (Ingenium”) and for certain other errors. The effect of these corrections of errors of previously reported net income were as follows (in thousands):

	2002	2001
Net income (loss) as previously reported	$(11,331)	$16,245
Corrections of errors related to Ingenium	(367)	(293)
Corrections of errors in recognition of currency translation losses	(906)	—
Corrections of other errors	(283)	(95)

Net income (loss) as restated	$(12,887)	$15,857

As a result of the correction of the errors, common stock basic and diluted earnings per share decreased $0.14 and Class B common stock basic and diluted earnings per share decreased $0.10 in fiscal 2002. In addition, basic and diluted earnings per share decreased $0.02 for both classes of stock in fiscal 2001.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As discussed in Note B of the Notes to the Consolidated Financial Statements, the Company’s consolidated financial statements have been restated. The accompanying Management’s Discussion and Analysis gives effect to the restatement.

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

In fiscal 2005, the Company recorded a net loss of $16.0 million, or $0.96 per diluted common share, which included incremental tax provisions, gain on sale of land, restructuring and other charges. Incremental income tax provisions of $16.7 million were recorded in fiscal 2005 primarily to increase the valuation allowance related to the Company’s deferred tax assets. The Company sold approximately 205 acres of undeveloped real estate adjoining its headquarters in the fourth quarter of fiscal 2005, resulting in a realized gain of $9.9 million before taxes. In addition, the Company implemented restructuring actions at the end of the third quarter of fiscal 2005, which included changes in management and a reduction in workforce of over 60 employees, to accelerate the alignment of operations with the Company’s engineered solutions strategy and improve operating efficiency. Restructuring charges of $2.2 million and incremental inventory write-down charges of $0.9 million were recorded in the fiscal year. The restructuring charges were recorded to selling, general and administrative expenses.

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

	Fiscal Year Ended
	May 28, 2005 (restated)		May 29, 2004* (restated)		May 31, 2003* (restated)
Gross Margin
RFWC	$57,249	21.6%	$51,356	22.2%	$46,196	22.6%
IPG	37,005	30.1%	34,694	30.8%	29,523	30.9%
SSD	26,889	25.5%	26,045	25.5%	22,939	24.9%
DSG	17,865	22.9%	17,105	25.7%	16,218	25.3%

Subtotal	139,008	24.3%	129,200	25.2%	114,876	25.2%
Other	(3,014)		(2,478)		(15,413)

Total	$135,994	23.5%	$126,722	24.4%	$99,463	21.4%

*	NOTE: The data has been reclassified to conform with the fiscal 2005 presentation. The modification includes reclassifying customer cash discounts from selling, general and administrative expenses to net sales. Other consists of freight, other non-specific sales and gross margins, and customer cash discounts.

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

RF & Wireless Communications Group

RF & Wireless Communications Group net sales increased 14.8% in fiscal 2005 to $265.6 million. The sales growth was driven by continued strength in the network access and passive/interconnect product lines as net sales grew 22.1% and 18.0% to $105.3 million and $53.3 million, respectively. The increase in network access product lines sales in fiscal 2005 was a result of increased demand for semiconductor products from mobile infrastructure customers in Asia/Pacific and North America. The increase in passive/interconnect product lines sales was due mainly to sales of interconnect products to North American customers involved with the emergency (E911) cell phone location system rollout. Net sales in Asia/Pacific increased 22.9% to $94.2 million in fiscal 2005, driven by OEM demand in 2.5 generation (2.5G) infrastructure, broadcasting and semiconductor fabrication equipment markets. In fiscal 2004, RFWC net sales increased 13.2% to $231.4 million due to stronger demand for network access and passive/interconnect products, partially offset by weaker demand in some specialty and broadcast products. As in fiscal 2005, the network access product lines sales growth was primarily from mobile infrastructure customer demand in Asia/Pacific and North America, as well as additional demand from military/defense customers in North America. The rollout for emergency (E911) cell phone location systems began during fiscal 2004 and significantly impacted the passive/interconnect product lines sales. The network access and passive/interconnect product line posted net sales growth of 25.7% and 29.1% to $86.4 million and $45.2 million, respectively, in fiscal 2004. RFWC Canadian net sales increased 51.2% to $11.0 million. Increases in sales to Canadian customers were due to higher demand for RFWC products from RF amplifier, military/defense, and wireless local area network (LAN) customers. RFWC Asia/Pacific net sales increased 37.1% to $76.8 million in fiscal 2004, primarily from mobile infrastructure customers for 2.5G applications.

Gross margins in fiscal 2005 decreased 60 basis points primarily due to inventory write-downs of $1.3 million recorded in the third quarter of fiscal 2005 when the Company implemented restructuring actions. In fiscal 2004, gross margins were down 40 basis points, due to lower margins in network access and passive/interconnect product lines. Network access and passive/interconnect product lines gross margins were 24.1% and 25.7% in fiscal 2004 and 24.9% and 27.1% in fiscal 2003, respectively. Gross margins in Canada and Asia/Pacific increased 45.6% and 31.7% in fiscal 2004, respectively.

Industrial Power Group

Industrial Power Group net sales in fiscal 2005 grew 9.0% to $122.9 million as power component net sales increased 17.3% to $40.7 million. Tube net sales grew 4.3% in fiscal 2005 to $80.8 million. Fiscal 2005 sales of broadcast tubes were lower than in fiscal 2004 as many of the large government broadcast orders are issued on an every other year basis. In fiscal 2004, net sales increased 18.0% to $112.7 million led by strong, broad-based demand due in part to the addition of a new product that was sold as a replacement component for the semiconductor wafer fabrication market. IPG tube net sales in fiscal 2004 increased 14.8% to $77.4 million and power component net sales increased 25.7% to $34.7 million.

Gross margins in fiscal 2005 decreased 70 basis points to 30.1% primarily due to additional freight expenses of $0.5 million and sales growth of lower margin power component products, which had gross margins of 26.1% in fiscal 2005. Gross margins were relatively flat at 30.8% and 30.9% in fiscal 2004 and 2003, respectively.

Security Systems Division

Net sales for the Security Systems Division increased 3.5% in fiscal 2005 to $105.6 million driven by stronger demand in Canada, partially offset by weaker demand in the U.S. and Europe. Net sales in Canada grew 12.9% to $58.5 million, due in part to sales growth in key national accounts and a strengthened relationship with a major vendor partner, with net sales in the U.S. and Europe declining 8.7% and 4.4% to $27.9 million and $14.2 million, respectively, in fiscal 2005. Net sales in fiscal 2004 exceeded $100 million for the first time, up

10.7% from fiscal 2003 to $102.0 million with strong growth in Canada and renewed growth in the U.S., due to increased sales of system sales direct to end user customers and a large system project for the border patrol. SSD net sales increased 10.5% in the U.S. to $30.6 million and 14.2% in Canada to $51.8 million, respectively, in fiscal 2004.

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

	Fiscal Year Ended
	May 28, 2005	May 29, 2004*	May 31, 2003*	FY05 vs FY04 % Change	FY04 vs FY03 % Change
Net Sales
North America	$303,708	$275,491	$259,606	10.2%	6.1%
Europe	123,846	116,714	103,029	6.1%	13.3%
Asia/Pacific	124,799	104,068	78,146	19.9%	33.2%
Latin America	21,366	20,065	20,521	6.5%	(2.2)%
Corporate	5,005	3,485	3,079	43.6%	13.2%

Total	$578,724	$519,823	$464,381	11.3%	11.9%

	May 28, 2005 (restated)		May 29, 2004* (restated)		May 31, 2003* (restated)
Gross Margin
North America	$80,262	26.4%	$71,763	26.0%	$67,829	26.1%
Europe	34,345	27.7%	32,619	27.9%	28,796	27.9%
Asia/Pacific	29,691	23.8%	23,304	22.4%	17,895	22.9%
Latin America	5,879	27.5%	4,860	24.2%	5,272	25.7%

Subtotal	150,177	26.2%	132,546	25.7%	119,792	26.0%
Corporate	(14,183)		(5,824)		(20,329)

Total	$135,994	23.5%	$126,722	24.4%	$99,463	21.4%

*	NOTE: The data has been reclassified to conform to the fiscal 2005 presentation. The modification includes reclassifying customer cash discounts. Europe includes sales and gross margins to Middle East and Africa. Corporate consists of freight and other non-specific sales and gross margins.

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

Net sales in Europe increased 6.1% to $123.8 million in fiscal 2005 driven by continued wireless demand growth, particularly in the United Kingdom, France, and Israel. In fiscal 2004, net sales in Europe increased 13.3% to $116.7 million as all countries posted increases in sales, partially due to the weakening U.S. dollar. Italy and Israel led the sales growth in fiscal 2004 with strong wireless demand, specifically network access gains in Italy and infrastructure growth in Israel. Gross margins in Europe decreased 20 basis points in fiscal 2005 due to a decline in high margin cathode ray tube sales in DSG. In fiscal 2004, gross margins remained consistent with fiscal 2003.

The Company experienced its seventh consecutive year of double-digit growth in Asia/Pacific as net sales grew 19.9% to $124.8 million led by China’s on-going demand growth. Net sales in China increased 60% in fiscal 2005 to $40.4 million, primarily due to OEM demand in the 2.5G infrastructure, avionics and broadcasting markets. In fiscal 2004, net sales in Asia/Pacific advanced 33.2% in fiscal 2004 following a 13.6% increase in fiscal 2003. Net sales in China continued to grow rapidly, increasing 83.3% to $25.3 million in fiscal 2004 with RFWC net sales more than doubling from the prior year to $21.0 million, as a result of strong infrastructure, network access, and passive/interconnect demand. In fiscal 2005, the Company’s gross margins in Asia/Pacific improved 140 basis points due to expanding margins for wireless sales, particularly in Korea, partially offset by the large sales growth in China at lower margins. Fiscal 2004 gross margins in Asia/Pacific declined slightly from 22.9% to 22.4%.

Net sales in Latin America grew 6.5% in fiscal 2005 to $21.4 million as all four strategic business units increased sales. In fiscal 2004, net sales in Latin America declined 2.2% to $20.1 million as the Company exited the broadcast transmitter market. The decrease in broadcast transmitter sales in Colombia and Mexico was partially offset by increased industrial power demand in Brazil and Colombia. Gross margins in Latin America improved 330 basis points in fiscal 2005 as margins recovered for security systems and industrial power sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 20.2% in fiscal 2005 to $129.7 million from $108.0 million in fiscal 2004. The Company implemented restructuring actions at the end of the third quarter of fiscal 2005, which included changes in management and a reduction in workforce, to accelerate the alignment of operations with the Company’s engineered solutions strategy and improve operating efficiency. Increases in expenses included $2.2 million of restructuring costs, $8.5 million of payroll-related expenses, $2.4 million of audit, tax and, Sarbanes-Oxley compliance fees, and incremental expenses related to bad debt, facility costs, and travel. The increase in payroll-related expenses, facility costs, and travel were mainly attributable to supporting the growth in sales.

Selling, general and administrative expenses increased $7.4 million in fiscal 2004 to $108.0 million. Payroll-related expenses increased $4.6 million due primarily to increased sales and additional headcount required to support the sales growth. For fiscal 2004, total selling, general and administrative expenses decreased to 20.8% of sales compared to 21.7% in fiscal 2003.

(Gain) Loss on Disposal of Assets

On May 26, 2005, the Company completed the sale of approximately 205 acres of undeveloped real estate adjoining its headquarters in LaFox, Illinois. The sale resulted in a gain of $9.9 million, before taxes, and was recorded in gain on disposal of assets in the Consolidated Statements of Operations in fiscal 2005.

Other Income and Expense

Interest expense decreased to $8.9 million in fiscal 2005 as a result of payments made to reduce debt from the proceeds received from an equity offering made in the first quarter of fiscal 2005 and elimination of a fixed rate swap, offset by interest on incremental borrowings to fund working capital requirements. Interest expense decreased slightly in fiscal 2004 to $10.3 million, partially due to lower interest on the credit agreement and bank loans. The weighted average interest rate was 6.38%, 5.98%, and 6.09% for fiscal 2005, 2004, and 2003, respectively.

Other, net expenses included a foreign exchange gain of $926 and investment income of $388 in fiscal 2005 compared to a foreign exchange loss of $363 and investment income of $227 in fiscal 2004.

Income Tax Provision

At May 28, 2005, domestic net operating loss carryforwards (NOL) amount to approximately $22.4 million. These NOLs expire between 2023 and 2025. Foreign net operating loss carryforwards total approximately $18.4 million with various or indefinite expiration dates. In fiscal 2005, the Company recorded an additional valuation allowance of approximately $0.8 million relating to deferred tax assets and net operating loss carryforwards relating to certain foreign subsidiaries. Also, due to changes in the level of certainty regarding realization caused by three consecutive years of losses, a valuation allowance of approximately $15.9 million was established in fiscal 2005 to offset certain domestic deferred tax assets, primarily inventory valuation, and domestic net operating loss carryforwards. The Company believes that in order to reverse the recorded valuation allowance in any subsidiary, the Company would likely need to have positive cumulative earnings in that subsidiary for the three-year period preceding the year of the reversal. The Company also has an alternative minimum tax credit carryforward at May 28, 2005, in the amount of $1.2 million that has an indefinite carryforward period.

Income taxes paid, including foreign estimated tax payments, were $3.3 million, $1.7 million, and $2.7 million in fiscal 2005, 2004, and 2003, respectively.

At the end of fiscal 2004, all of the cumulative positive earnings of the Company’s foreign subsidiaries, amounting to $35.1 million, were considered permanently reinvested pursuant to APB No. 23, Accounting for Income Taxes-Special Areas. As such, U.S. taxes were not provided on these amounts. In fiscal 2005, because of a strategic decision, the Company determined that approximately $12.9 million of one of its foreign subsidiaries’ earnings could no longer be considered permanently reinvested as those earnings may be distributed in future years. Based on management’s potential future plans regarding this subsidiary, it was determined that these earnings would no longer meet the specific requirements for permanent reinvestment under APB No. 23. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income tax and foreign withholding taxes. As such, the Company has established a deferred tax liability of approximately $4.9 million. The remaining cumulative positive earnings of the Company’s foreign subsidiaries were still considered permanently reinvested pursuant to APB No. 23 and amounted to $29.1 million. Due to various tax attributes that are continually changing, it is not possible to determine what, if any, tax liability might exist if such earnings were to be repatriated.

The effective income tax rates for fiscal 2005 and 2004 were 286.6% and 30.1%, respectively. The difference in fiscal 2005 between the effective tax rates as compared to the U.S. federal statutory rate of 34% primarily results from the Company’s geographical distribution of taxable income or losses and valuation allowances related to net operating losses. For fiscal 2005, the tax benefit primarily related to net operating losses was limited by the requirement for a valuation allowance of $16.7 million, which increased the effective income tax rate by 194.0%. In addition, deferred tax liabilities related to unrepatriated earnings also increased the effective income tax rate in fiscal 2005 by 57.3%.

In May 2005, the Company was informed by one of its foreign subsidiaries that its records may not be adequate to support the taxable revenues and deductions included within income tax returns previously filed for 2003 and 2004. At this time, the Company has not received notification from any tax authority regarding this matter. The Company will continue to investigate this matter and take the appropriate actions necessary to minimize any potential liability. As of August 26, 2005, the Company has not developed or obtained specific and definitive information sufficient to reasonably confirm the existence of a tax liability, determine a reasonable range of a potential liability, or otherwise evaluate any exposure to the Company. Although the potential income tax liability cannot be reasonably estimated as of August 26, 2005, an unfavorable outcome may be material to the consolidated financial statements.

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

Net Income and Per Share Data

In fiscal 2005, the Company reported a net loss of $16.0 million, or $0.96 per diluted common share and $0.87 per diluted Class B common share, as compared with net income of $5.5 million, or $0.38 per diluted common share and $0.36 per diluted Class B common share, in fiscal 2004. In fiscal 2003, the Company reported a net loss of $26.7 million, or $1.98 per diluted common share and $1.78 per diluted Class B common share.

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

Cash and cash equivalents was $24.3 million at May 28, 2005. During fiscal 2005, the Company utilized $2.0 million of cash in operating activities. The fiscal 2005 cash utilization was mainly due to the increase in inventories related to the Company’s stocking levels required for new exclusive supplier agreements. Cash and cash equivalents was $16.6 million at May 29, 2004. During fiscal 2004, the Company generated $12.5 million of cash from operating activities primarily due to net income and depreciation and amortization. An increase in accounts payable and liabilities and a decrease in inventory were offset by an increase in receivables due to increased sales.

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

In October 2004, the Company renewed its multi-currency revolving credit agreement with the current lending group in the amount of approximately $109.0 million (the size of the credit line varies based on fluctuations in foreign currency exchange rates). The agreement expires in October 2009, and the outstanding balance at that time will become due. At May 28, 2005, $53.3 million was outstanding on the agreement. The new agreement is principally secured by the Company’s trade receivables and inventory. The agreement bears interest at applicable LIBOR rates plus a margin, varying with certain financial performance criteria. At May 28, 2005, the applicable margin was 175 basis points. Outstanding letters of credit were $1.4 million at May 28, 2005, leaving an unused line of $54.7 million under the total agreement; however, this amount was reduced to $2.6 million due to maximum permitted leverage ratios. The commitment fee related to the agreement is 0.25% per annum payable quarterly on the average daily unused portion of the aggregate commitment. The Company’s multi-currency revolving credit agreement consists of the following facilities as of May 28, 2005:

	Capacity	Amount Outstanding	Weighted Average Interest Rate
US Facility	$70,000	$26,000	4.83%
Canada Facility	13,419	9,403	4.25%
Sweden Facility	8,727	8,727	3.60%
UK Facility	8,190	5,824	6.40%
Euro Facility	6,254	1,513	3.61%
Japan Facility	2,770	1,847	1.60%

Total	$109,360	$53,314	4.56%

Note:	Due to maximum permitted leverage ratios, the amount of the unused line cannot be calculated on a facility-by-facility basis.

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

As more fully described in Note B to the Notes to Consolidated Financial Statements, as a result of errors discovered by the Company, the consolidated financial statements for fiscal 2005, 2004 and 2003 have been amended and restated to correct these errors. As a result, the Company would not have been in compliance with its tangible net worth covenant for the third quarter of fiscal 2005 and its leverage ratio and tangible net worth covenants as of the end of fiscal 2005. On August 4, 2006, the Company received a waiver from its lending group for defaults arising from the restatement and executed an amendment to the credit agreement.

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

The Company spent approximately $7.0 million on capital projects during fiscal 2005, primarily related to implementing PeopleSoft purchasing and inventory modules, facility improvements at the Corporate headquarters, disaster recovery equipment, and Sarbanes-Oxley remediation software and hardware. The Company spent approximately $5.5 million on capital projects in fiscal 2004. The fiscal 2004 amount primarily related to capitalized PeopleSoft development costs, system hardware and disaster recovery, storage area network, and software.

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

Contractual Obligations

Contractual obligations by expiration period as of May 28, 2005 are presented in the table below (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Convertible debentures/notes(1)(2)	$66,974	$22,291	$—	$—	$44,683
Convertible debentures/notes—interest(1)(2)	24,911	5,254	10,711	8,946	—
Floating-rate multi-currency revolving credit agreement(3)	53,314	—	—	53,314	—
Floating-rate multi-currency revolving credit agreement—interest(3)	10,737	2,431	7,293	1,013	—
Purchase obligations(4)	106,167	106,167	—	—	—
Lease obligations(5)	10,538	5,092	5,037	409	—
Performance bonds(6)	492	—	492	—	—
Other	45	14	28	3	—

Total	$273,178	$141,249	$23,561	$63,685	$44,683

(1)	Convertible debentures consist of the 8 1/4% debentures, with principal of $17.5 million due June 2006, and the 7 1/4% debentures, with principal of $4.8 million due December 2006, both of which are required by the Company’s amended credit agreement to be refinanced by June 2006.
(2)	Convertible notes consist of the 7 3/4% notes, with principal of $44.7 million due December 2011.
(3)	The floating rate multi-currency revolving credit facility matures in October 2009 and bears interest at applicable LIBOR rates plus a 175 basis point margin. Interest in the table above is calculated using 4.56% interest rate and $53,314 principal amount as of May 28, 2005 for all periods presented.
(4)	The Company has outstanding purchase obligations with vendors at the end of fiscal 2005 to meet operational requirements as part of the normal course of business.
(5)	Lease obligations are related to certain warehouse and office facilities and office equipment under non-cancelable operating leases.
(6)	Certain French customers require a performance bond with an expiration date of August 2006, renewable annually.

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

Impairment of Investments

The Company holds a portfolio of investment securities and periodically assesses its recoverability. In the event of a decline in fair value of an investment, the judgment is made whether the decline is other-than-temporary. Management’s assessment as to the nature of a decline is largely based on the duration of that market decline, financial health of and specific prospects for the issuer, and the Company’s cash requirements and intent to hold the investment. If an investment is impaired and the decline in market value is considered to be other- than-temporary, an appropriate write-down is recorded. The Company recognized investment impairment in fiscal 2005, 2004, and 2003 of $49, $226, and $72, respectively.

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

The Company recorded inventory obsolescence and overstock provisions of $4.2 million, $2.2 million, and $11.4 million in fiscal 2005, 2004, and 2003, respectively, which was included in the cost of products sold. The provisions were principally for obsolete and slow moving parts. The parts were written down to estimated realizable value.

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

The Company estimates the cost to perform under its warranty obligation and recognizes this estimated cost at the time of the related product sale. The Company reports this expense as an element of cost of products sold in its Consolidated Statement of Operations. Each quarter, the Company assesses actual warranty costs incurred, on a product-by-product basis, as compared to its estimated obligation. The estimates with respect to new products are based generally on knowledge of the products and are extrapolated to reflect the extended warranty period, and are refined each quarter as better information with respect to warranty experience becomes known.

Warranty reserves are established for costs that are expected to be incurred after the sale and delivery of products under warranty. The warranty reserves are determined based on known product failures, historical experience, and other currently available evidence.

Income Taxes

The Company recognizes deferred tax assets and liabilities based on the differences between financial statement carrying amounts and the tax bases of assets and liabilities. The Company regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance based on a number of factors, including both positive and negative evidence, in determining the need for a valuation allowance. Those factors include historical taxable income or loss, projected future taxable income or loss, the expected timing of the reversals of existing temporary differences, and the implementation of tax planning strategies. In circumstances where the Company or any of its affiliates has incurred three years of cumulative losses which constitute significant negative evidence, positive evidence of equal or greater significance is needed by the Company at a minimum to overcome that negative evidence before a tax benefit is recognized for deductible temporary differences and loss carryforwards. In evaluating the positive evidence available, expectations as to future taxable income would rarely be sufficient to overcome the negative evidence of recent cumulative losses, even if supported by detailed forecasts and projections. In order to reverse the recorded valuation allowance, the Company would likely need to have positive cumulative earnings for the three-year period preceding the year of the reversal. Therefore, the Company’s projections as to future earnings would not be used as an indicator in analyzing whether a valuation allowance established in a prior year can be removed or reduced.

At May 28, 2005 and May 29, 2004, the Company’s deferred tax assets related to tax carryforwards were $15.1 million and $15.5 million, respectively. The tax carryforwards are comprised of net operating loss carryforwards and other tax credit carryovers. A majority of the net operating losses and other tax credits can be carried forward for 20 years.

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

The Company reported net losses of approximately $12.9 million in fiscal 2002, $26.7 million in fiscal 2003, and $16.0 million in fiscal 2005 and cannot ensure that it will not experience operating losses and net losses in the future. The Company may continue to lose money if its sales do not continue to increase or its expenses are not reduced. The Company cannot predict the extent to which sales will continue to increase across its businesses or how quickly its customers will consume their inventories of the Company’s products.

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

As disclosed in the Company’s Management’s Report on Internal Control over Financial Reporting in Part II, Item 9A, “Controls and Procedures” of this Form 10-K/A, the Company had discovered deficiencies, including material weaknesses, in its internal control over financial reporting. The deficiencies related to the application of Financial Accounting Standards Board Statement No. (SFAS) 52, Foreign Currency Translation, resulted in material errors in accounting which required restatement of the Company’s consolidated financial statements as of and for the years ended June 2, 2002 and May 31, 2003 and for interim periods in 2003 and 2004 and the first and second quarters of fiscal 2005 to reflect the correction of the Company’s errors in accounting. While the Company is taking immediate steps to correct its internal control weaknesses, the material weaknesses that have been discovered will not be considered remediated until the new and improved internal controls for a period of time, are tested and it is concluded that such new and improved internal controls are operating effectively. Pending the successful completion of such testing, the Company will perform mitigating procedures relating to its internal control weaknesses. If the Company fails to remediate any material weaknesses, the Company could be unable to provide timely and reliable financial information, which could have a material adverse effect on its business, results of operations, or financial condition. Furthermore, it is uncertain what impact an adverse opinion or a disclaimed opinion regarding internal controls would have upon the Company’s stock price or business.

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

At May 28, 2005, the Company’s total debt was approximately $120.3 million, including its outstanding convertible debentures and convertible notes. The Company has incurred and will likely continue to incur indebtedness to fund potential future acquisitions, for strategic initiatives, to purchase inventory, and for general corporate purposes. Although the Company believes that the cash flow generated by its continuing operations, supplemented as necessary with funds available under credit arrangements is sufficient to meet its repayment obligations for the fiscal year ended June 3, 2006, the Company cannot ensure that this will be the case. However, the Company will need to raise additional capital through debt or equity financings, asset sales, or other sources to refinance the remaining $22.3 million aggregate principal amount of the 8 1/4% and 7 1/4% convertible debentures by June 2006, as required by its amended credit agreement. The Company’s incurrence of additional indebtedness could have important consequences. For example, it could:

•	increase the Company’s vulnerability to general adverse economic and industry conditions;

•	require the Company to dedicate a substantial portion of its cash flow from operations to payments on its indebtedness, thereby reducing the availability of its cash flow to fund working capital, capital expenditures, acquisitions, engineering efforts, and other general corporate purposes, as well as to pay dividends;

•	limit the Company’s flexibility in planning for, or reacting to, changes in its business and the industry in which it operates;

•	place the Company at a competitive disadvantage relative to its competitors who have less debt; or

•	limit, along with the financial and other restrictive covenants in its indebtedness, the Company’s ability to borrow additional funds which could affect its ability to make future acquisitions, among other things.

The Company’s ability to service its debt and meet its other obligations depends on a number of factors beyond its control.

At May 28, 2005, the Company’s total debt was approximately $120.3 million, resulting in a debt-to-equity ratio of 124%, and primarily consisted of:

•	$4.8 million aggregate principal amount of its 7 1/4% debentures, which bear interest at a rate of 7 1/4% per year payable on June 15 and December 15 and mature on December 15, 2006 (the Company’s amended credit agreement requires refinancing by June 10, 2006);

•	$17.5 million aggregate principal amount of its 8 1/4% debentures, which bear interest at a rate of 8 1/4% per year payable on June 15 and December 15 and mature on June 15, 2006 (the Company’s amended credit agreement requires refinancing by June 10, 2006);

•	$44.7 million aggregate principal amount of its 7 3/4% notes, which bear interest at a rate of 7 3/4% per year payable on June 15 and December 15 and mature on December 15, 2011; and

•	$53.3 million principal amount of indebtedness under the Company’s credit agreement, which matures on October 29, 2009, bears interest at London Interbank Offered Rate (LIBOR), plus a margin varying with certain financial performance criteria. The interest rate was 4.56% at May 28, 2005.

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

The Company’s credit agreement and the indentures for its outstanding debentures and notes impose restrictions with respect to various business matters.

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

The Company was not in compliance with certain financial covenants of the Company’s credit agreement for the quarter ended May 28, 2005 and may not be able to comply with these financial covenants in the future.

For the quarter ended May 28, 2005, the Company was not in compliance with its credit agreement covenant with respect to the fixed charge coverage ratio. On August 24, 2005, the Company received a waiver from the Company’s lenders for the default and executed an amendment to the amended and restated credit agreement. The amendment changed the maximum permitted leverage ratios and the minimum required fixed charge coverage ratios for each of the first three quarters of fiscal 2006 to provide the Company additional flexibility for these periods.

As more fully described in Note B to the Notes to Consolidated Financial Statements, as a result of errors discovered by the Company, the consolidated financial statements for fiscal 2005, 2004 and 2003 have been amended and restated to correct these errors. As a result, the Company would not have been in compliance with its tangible net worth covenant for the third quarter of fiscal 2005 and its leverage ratio and tangible net worth covenants as of the end of fiscal 2005. On August 4, 2006, the Company received a waiver from its lending group for defaults arising from the restatement and executed an amendment to the credit agreement.

In the event that the Company fails to meet a financial covenant in the future, the Company may not be able to obtain the necessary waivers or amendments to remain in compliance with the amended and restated credit agreement and the Company’s lenders may declare a default and cause all of the Company’s outstanding indebtedness under the amended and restated credit agreement to become immediately due and payable. If the Company is unable to repay any borrowings when due, the lenders under the amended and restated credit agreement could proceed against their collateral, which includes most of the assets the Company owns. In addition, any default under the Company’s amended and restated credit agreement could lead to an acceleration of debt under other debt instruments that contain cross acceleration or cross-default provisions. If the indebtedness under the Company’s amended and restated credit agreement and the Company’s other debt instruments is accelerated, the Company may not have sufficient assets to repay amounts due under the Company’s amended and restated credit agreement or indebtedness under the Company’s other debt instruments.

Recent changes in accounting standards regarding stock option plans could limit the desirability of granting stock options, which could harm the Company’s ability to attract and retain employees, and could also negatively impact its results of operations.

On December 16, 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), Share Based Payment, which requires all companies to treat the fair value of stock options granted to employees as an expense. As a result of SFAS No. 123(R), the Company is required to record compensation expense equal to the fair value of each stock option granted. This change in accounting standards reduces the attractiveness of granting stock options because of the additional expense associated with these grants, which would negatively impact the Company’s results of operations. For example, the Company’s recorded net loss of $16.0 million in fiscal 2005 would have increased by $1.4 million, to a net loss of $17.4 million, and its recorded net income of $5.5 million in fiscal 2004 would have decreased by $1.0 million, to a net income of $4.5 million. Nevertheless, stock options are an important employee recruitment and retention tool, and the Company may not be able to attract and retain key personnel if it reduces the scope of its employee stock option program. Accordingly, as a result of the requirement to expense stock option grants, the Company’s future results of operations would be negatively impacted, as would its ability to use stock options as an employee recruitment and retention tool.

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

In May 2005, the Company has been informed by one of its foreign subsidiaries that its records may not be adequate to support the taxable revenues and deductions included within income tax returns previously filed for 2003 and 2004. At this time, the Company has not received notification from any tax authority regarding this matter. The Company will continue to investigate this matter and take the appropriate actions necessary to minimize any potential liability. As of August 26, 2005, the Company has not developed or obtained specific and definitive information sufficient to reasonably confirm the existence of a tax liability, determined a reasonable range of a potential liability, or otherwise evaluated any exposure to the Company. Although the potential income tax liability cannot be reasonably estimated as of August 26, 2005, an unfavorable outcome may be material to the consolidated financial statements.

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

As discussed above, the Company’s debt financing, in part, varies with market rates exposing the Company to the market risk from changes in interest rates. Certain operations, assets and liabilities are denominated in foreign currencies subjecting the Company to foreign currency exchange risk. In order to provide the user of these financial statements guidance regarding the magnitude of these risks, the Securities and Exchange Commission requires the Company to provide certain quantitative disclosures based upon hypothetical assumptions. Specifically, these disclosures require the calculation of the effect of a 10% increase in market interest rates and a uniform 10% strengthening of the U.S. dollar against foreign currencies on the reported net earnings and financial position of the Company.

Under these assumptions, additional interest expense, tax effected, would have increased the net loss by $185 in fiscal 2005 and decreased income by $229 in fiscal 2004. These amounts were determined by considering the impact of the hypothetical 10% interest rate increase on the Company’s variable rate outstanding borrowings.

Had the U.S. dollar strengthened 10% against various foreign currencies, sales would have been lower by an estimated $22.5 million in fiscal 2005 and $20.0 million in fiscal 2004. Total assets would have declined by an estimated $10.6 million and $8.0 million in fiscal 2005 and fiscal 2004, respectively, while the total liabilities would have decreased by an estimated $4.2 million and $5.0 million in fiscal 2005 and fiscal 2004, respectively.

The interpretation and analysis of these disclosures should not be considered in isolation since such variances in interest rates and exchange rates would likely influence other economic factors. Such factors, which are not readily quantifiable, would likely also affect the Company’s operations.

Item 8. Financial Statements and Supplementary Data

RICHARDSON ELECTRONICS, LTD.

Consolidated Balance Sheets

(in thousands)

	May 28, 2005 (restated)	May 29, 2004 (restated)
Assets
Current Assets
Cash and cash equivalents	$24,301	$16,572
Receivables, less allowance of $1,934 and $2,516	106,152	105,821
Inventories	101,555	90,963
Prepaid expenses	3,380	4,044
Deferred income taxes	4,911	15,993

Total current assets	240,299	233,393

Property, plant and equipment, net	31,712	30,534
Goodwill	6,149	5,778
Other intangible assets, net	1,045	566
Non-current deferred income taxes	—	6,543
Other assets	4,735	4,221

Total assets	$283,940	$281,035

Liabilities and stockholders’ equity
Current Liabilities
Accounts payable	$40,392	$33,040
Accrued liabilities	23,762	23,733
Current portion of long-term debt	22,305	4,027

Total current liabilities	86,459	60,800

Long-term debt, less current portion	98,028	133,813
Non-current deferred income taxes	656	—
Non-current liabilities	1,401	241

Total liabilities	186,544	194,854

Stockholders’ Equity
Common stock, $.05 par value; issued 15,597 shares at May 28, 2005 and 12,524 shares at May 29, 2004	780	626
Class B common stock, convertible, $.05 par value; issued 3,120 shares at May 28, 2005 and 3,168 shares at May 29, 2004	156	158
Preferred stock, $1.00 par value, no shares issued	—	—
Additional paid-in capital	121,591	93,877
Common stock in treasury, at cost; 1,332 shares at May 28, 2005 and 1,437 shares at May 29, 2004	(7,894)	(8,515)
Retained earnings (accumulated deficit)	(16,406)	1,650
Accumulated other comprehensive loss	(831)	(1,615)

Total stockholders’ equity	97,396	86,181

Total liabilities and stockholders’ equity	$283,940	$281,035

Certain amounts in fiscal 2004 were reclassified to conform to the fiscal 2005 presentation; See accompanying notes to consolidated financial statements.

RICHARDSON ELECTRONICS, LTD.

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Fiscal Year Ended
	May 28, 2005 (restated)	May 29, 2004 (restated)	May 31, 2003 (restated)
Net sales	$578,724	$519,823	$464,381
Cost of products sold	442,730	393,101	364,918

Gross margin	135,994	126,722	99,463

Selling, general and administrative expenses	129,747	107,968	100,613
(Gain) loss on disposal of assets	(9,918)	579	—

Operating income (loss)	16,165	18,175	(1,150)

Other expense (income):
Interest expense	8,947	10,257	10,352
Investment income	(388)	(227)	(124)
Foreign exchange loss (gain)	(926)	363	(1,096)
Other, net	(51)	(135)	568

	7,582	10,258	9,700
Income (loss) before income taxes and cumulative effect of accounting change	8,583	7,917	(10,850)
Income tax provision (benefit)	24,600	2,385	(1,968)

Income (loss) before cumulative effect of accounting change	(16,017)	5,532	(8,882)
Cumulative effect of accounting change, net of tax of $3,725	—	—	(17,862)

Net income (loss)	$(16,017)	$5,532	$(26,744)

Net income (loss) per common share—basic:
Income (loss) before cumulative effect of accounting change	$(0.96)	$0.40	$(0.66)
Cumulative effect of accounting change, net of tax	—	—	(1.32)

Net income (loss) per common share—basic	$(0.96)	$0.40	$(1.98)

Net income (loss) per Class B common share—basic:
Income (loss) before cumulative effect of accounting change	$(0.87)	$0.36	$(0.59)
Cumulative effect of accounting change, net of tax	—	—	(1.19)

Net income (loss) per Class B common share—basic	$(0.87)	$0.36	$(1.78)

Net income (loss) per common share—diluted:
Income (loss) before cumulative effect of accounting change	$(0.96)	$0.38	$(0.66)
Cumulative effect of accounting change, net of tax	—	—	(1.32)

Net income (loss) per common share—diluted	$(0.96)	$0.38	$(1.98)

Net income (loss) per Class B common share—diluted:
Income (loss) before cumulative effect of accounting change	$(0.87)	$0.36	$(0.59)
Cumulative effect of accounting change, net of tax	—	—	(1.19)

Net income (loss) per Class B common share—diluted	$(0.87)	$0.36	$(1.78)

Average shares outstanding:
Common stock—basic	13,822	10,872	10,602

Class B common stock—basic	3,120	3,168	3,207

Common stock—diluted	13,822	14,418	10,602

Class B common stock—diluted	3,120	3,168	3,207

Dividends per common share	$0.160	$0.160	$0.160

Dividends per Class B common share	$0.144	$0.144	$0.144

Certain amounts in fiscal 2004 and 2003 were reclassified to conform to the fiscal 2005 presentation; See accompanying notes to consolidated financial statements.

RICHARDSON ELECTRONICS, LTD.

Consolidated Statements of Cash Flows

(in thousands)

	Fiscal Year Ended
	May 28, 2005 (restated)	May 29, 2004 (restated)	May 31, 2003 (restated)
Operating activities:
Net income (loss)	$(16,017)	$5,532	$(26,744)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Gain) loss on disposal of assets	(9,918)	579	—
Depreciation and amortization	5,298	4,989	5,137
Deferred income taxes	18,281	1,325	(992)
Provision for inventory obsolescence	—	—	10,037
Other charges	—	—	6,041
Goodwill and other intangible assets impairment, net of tax	—	—	17,862
Other non-cash items in net income (loss)	2,323	(90)	(290)
Other liabilities	1,156	4,737	1,319
Receivables	2,303	(18,215)	4,042
Inventories	(9,618)	5,603	2,813
Other	3,142	(764)	(3,642)
Accounts payable and accrued liabilities	1,037	8,782	(9,087)

Net cash provided by (used in) operating activities	(2,013)	12,478	6,496

Investing activities:
Capital expenditures	(6,975)	(5,468)	(4,975)
Proceeds from sale of assets	10,925	40	—
Business acquisitions	(971)	(6,196)	(1,108)
Proceeds from sales of available-for-sale securities	3,042	3,946	5,217
Purchases of available-for-sale securities	(3,042)	(3,946)	(5,217)
Other	—	83	(23)

Net cash provided by (used in) investing activities	2,979	(11,541)	(6,106)

Financing activities:
Proceeds from borrowings	113,229	52,105	41,880
Payments on debt	(131,624)	(53,416)	(40,982)
Proceeds from issuance of common stock	29,729	1,656	1,134
Cash dividends	(2,719)	(2,206)	(2,694)
Other (including financing charges)	(2,364)	—	(304)

Net cash provided by (used in) financing activities	6,251	(1,861)	(966)

Effect of exchange rate changes on cash and cash equivalents	512	885	1,998

Increase (decrease) in cash and cash equivalents	7,729	(39)	1,422
Cash and cash equivalents at beginning of year	16,572	16,611	15,189

Cash and cash equivalents at end of year	$24,301	$16,572	$16,611

Supplemental Disclosures of Cash Flow Information:
Cash paid during the fiscal year for:
Interest	$9,131	$10,404	$10,246
Income taxes	$3,272	$1,656	$2,657

Certain amounts in fiscal 2004 and 2003 were reclassified to conform to the fiscal 2005 presentation; See accompanying notes to consolidated financial statements.

RICHARDSON ELECTRONICS, LTD.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)

(in thousands, except per share amounts)

	Comprehensive Income (Loss)	Shares Issued		Par Value	Additional Paid-In Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Com- prehensive Income (Loss)	Total
		Common	Class B Common
Balance June 1, 2002 (as previously reported)		12,144	3,207	$767	$90,291	$(9,386)	$29,171	$(7,888)	$102,955
Cumulative effect of restatement on prior years		—	—	—	—	—	(1,944)	906	(1,038)

Balance June 1, 2002 (restated)		12,144	3,207	767	90,291	(9,386)	27,227	(6,982)	101,917
Comprehensive income (loss):
Net loss (restated)	$(26,744)	—	—	—	—	—	(26,744)	—	(26,744)
Recognition of unearned compensation	—	—	—	—	181	—	—	—	181
Currency translation, net of income tax effect (restated)	3,235	—	—	—	—	—	—	3,235	3,235
Fair value adjustments on investment, net of income tax effect	(96)	—	—	—	—	—	—	(96)	(96)
Cash flow hedges, net of income tax effect	(147)	—	—	—	—	—	—	(147)	(147)

Comprehensive loss (restated)	$(23,752)

Common stock issued		112	—	6	949	464	—	—	1,419
Dividends paid to:
Common ($0.04 per share)		—	—	—	—	—	(1,697)	—	(1,697)
Class B ($0.036 per share)		—	—	—	—	—	(462)	—	(462)

Balance May 31, 2003 (restated)		12,256	3,207	773	91,421	(8,922)	(1,676)	(3,990)	77,606
Comprehensive income:
Net income (restated)	$5,532	—	—	—	—	—	5,532	—	5,532
Recognition of unearned compensation	—	—	—	—	288	—	—	—	288
Currency translation, net of income tax effect (restated)	1,314	—	—	—	—	—	—	1,314	1,314
Fair value adjustments on investment, net of income tax effect	329	—	—	—	—	—	—	329	329
Cash flow hedges, net of income tax effect	732	—	—	—	—	—	—	732	732

Comprehensive income, net of income tax effect (restated)	$7,907

Common stock issued		229	—	11	2,168	407	—	—	2,586
Conversion of Class B shares to common stock		39	(39)	—	—	—	—	—	—
Dividends paid to:
Common ($0.04 per share)		—	—	—	—	—	(1,747)	—	(1,747)
Class B ($0.036 per share)		—	—	—	—	—	(459)	—	(459)

Balance May 29, 2004 (restated)		12,524	3,168	784	93,877	(8,515)	1,650	(1,615)	86,181
Comprehensive income (loss):
Net loss (restated)	$(16,017)	—	—	—	—	—	(16,017)	—	(16,017)
Recognition of unearned compensation	—	—	—	—	242	—	—	—	242
Currency translation, net of income tax effect (restated)	597	—	—	—	—	—	—	597	597
Fair value adjustments on investment, net of income tax effect	121	—	—	—	—	—	—	121	121
Cash flow hedges, net of income tax effect	66	—	—	—	—	—	—	66	66

Comprehensive loss (restated)	$(15,233)

Common stock issued		3,025	—	152	28,153	621	—	—	28,926
Conversion of Class B shares to common stock		48	(48)	—	—	—	—	—	—
Dividends paid to:
Common ($0.04) per share)		—	—	—	(568)	—	(1,699)	—	(2,267)
Class B ($0.036 per share)		—	—	—	(113)	—	(340)	—	(453)

Balance May 28, 2005 (restated)		15,597	3,120	$936	$121,591	$(7,894)	$(16,406)	$(831)	$97,396

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

Fair Values of Financial Instruments: The fair values of financial instruments are determined based on quoted market prices and market interest rates as of the end of the reporting period. The Company’s financial instruments include accounts receivable, accounts payable, accrued liabilities, and long-term debt. The fair values of these financial instruments were, with the exception of long-term debt as disclosed in Note G, not materially different from their carrying or contract values at May 28, 2005 and May 29, 2004.

Cash Equivalents: The Company considers short-term highly liquid investments that are readily convertible to known amounts of cash, and so near their maturity that they present insignificant risk of changes in value because of changes in interest rates, and that have maturity of three months or less, when purchased, to be cash equivalents. The carrying amounts reported in the balance sheet for cash and cash equivalents approximate the fair market values of these assets.

Inventories: At May 28, 2005, the Company’s worldwide inventories were stated at the lower of cost or market using the first-in, first-out (FIFO) method. Effective June 1, 2003, the North American operations, which represent a majority of the Company’s operations and approximately 79% of the Company’s inventories, changed from the last-in, first-out (LIFO) method to the FIFO method. All other inventories were consistently stated at the lower of cost or market using FIFO method. The Company believes that the FIFO method is preferable because it provides a better matching of revenue and expenses. The accounting change was not material to the financial statements for any of the periods presented, and accordingly, no retroactive restatement of prior years’ financial statements was made. Inventories include material, labor, and overhead associated with such inventories. Substantially all inventories represent finished goods held for sale.

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

Property, Plant and Equipment: Property, plant and equipment are stated at cost. Improvements and replacements are capitalized while expenditures for maintenance and repairs are charged to expense as incurred. Provisions for depreciation are computed principally using the straight-line method over the estimated useful life of the asset. Depreciation expense was $4,982, $4,657, and $4,866 in fiscal 2005, 2004, and 2003, respectively. Property, plant and equipment consist of the following:

	May 28, 2005 (restated)	May 29, 2004 (restated)
Land and improvements	$1,347	$2,363
Buildings and improvements	18,966	18,274
Computer and communications equipment	27,024	17,612
Machinery and other equipment	18,396	21,526

	65,733	59,775
Accumulated depreciation	(34,021)	(29,241)

Property, plant and equipment, net	$31,712	$30,534

Supplemental disclosure information of the estimated useful life of the asset:
Land improvements	10 - 15 years
Buildings and improvements	10 - 30 years
Computer and communications equipment	3 - 10 years
Machinery and other equipment	3 - 10 years

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

Accrued Liabilities: Accrued liabilities consist of the following:

	May 28, 2005 (restated)	May 29, 2004 (restated)
Compensation and payroll taxes	$9,543	$9,634
Interest	2,117	2,752
Income taxes	8,340	6,744
Warranty reserve	1,439	802
Other accrued expenses	2,323	3,801

Accrued liabilities	$23,762	$23,733

Warranties: The Company offers warranties for specific products it manufactures. The Company also provides extended warranties for some products it sells that lengthen the period of coverage specified in the manufacturer’s original warranty. Terms generally range from one to three years.

The Company estimates the cost to perform under its warranty obligation and recognizes this estimated cost at the time of the related product sale. The Company reports this expense as an element of cost of products sold in its Consolidated Statement of Operations. Each quarter, the Company assesses actual warranty costs incurred, on a product-by-product basis, as compared to its estimated obligation. The estimates with respect to new products are based generally on knowledge of the products and are extrapolated to reflect the extended warranty period, and are refined each quarter as better information with respect to warranty experience becomes known.

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

Foreign Currency Translation: Foreign currency balances are translated into U.S. dollars at end-of-period rates. Revenues and expenses are translated at the current rate on the date of the transaction. Gains and losses resulting from foreign currency transactions are included in income. Foreign currency transactions reflected in operations was gain of $926 in fiscal 2005, loss of $363 in fiscal 2004, and gain of $1,096 in fiscal 2003, respectively. Gains and losses resulting from translation of foreign subsidiary financial statements are credited or charged directly to accumulated other comprehensive income (loss), a component of stockholders’ equity.

Revenue Recognition: The Company’s product sales are recognized as revenue upon shipment, when title passes to the customer, delivery has occurred or services have been rendered, and collectibility is reasonably assured. The Company’s terms are generally FOB shipping point and sales are recorded net of discounts and returns based on the Company’s historical experience. The Company’s products are often manufactured to meet the specific design needs of its customers’ applications. Its engineers work closely with customers in ensuring that the product the Company seeks to provide them will meet their needs, but its customers are under no obligation to compensate the Company for designing the products it sells; the Company retains the rights to its designs.

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

In fiscal 2005, the Company determined that a portion of its foreign subsidiaries’ cumulative positive earnings may be distributed in future years. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income tax and foreign withholding taxes. As such, the Company established a deferred tax liability in fiscal 2005. The remaining portion of the foreign subsidiaries’ cumulative positive earnings was considered permanently reinvested pursuant to Accounting Principal Board Opinion (APB) No. 23, Accounting for Income Taxes—Special Areas. In fiscal 2004, all of the foreign subsidiaries’ cumulative positive earnings were considered permanently reinvested, and U.S. taxes were not provided on these amounts (see Note J).

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

	Fiscal Year Ended
	May 28, 2005 (restated)	May 29, 2004 (restated)	May 31, 2003 (restated)
Net income (loss), as reported:	$(16,017)	$5,532	$(26,744)
Add: Stock-based compensation expense included in reported net income (loss), net of taxes	425	282	328
Deduct: Stock-based compensation expense determined under fair value-based method for all awards, net of taxes	(1,834)	(1,272)	(1,650)

Pro-forma net income (loss)	$(17,426)	$4,542	$(28,066)

Net income (loss) per share, as reported (1):
Common stock—basic	$(0.96)	$0.40	$(1.98)

Class B common stock—basic	$(0.87)	$0.36	$(1.78)

Common stock—diluted	$(0.96)	$0.38	$(1.98)

Class B common stock—diluted	$(0.87)	$0.36	$(1.78)

Net income (loss) per share, pro forma (1):
Common stock—basic	$(1.05)	$0.33	$(2.08)

Class B common stock—basic	$(0.95)	$0.30	$(1.87)

Common stock—diluted	$(1.05)	$0.32	$(2.08)

Class B common stock—diluted	$(0.95)	$0.29	$(1.87)

(1)	The net income per share calculation has been restated using a two-class method calculation as required by Emerging Issues Task Force No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128.”

Earnings per Share: The Company has authorized 30,000 shares of common stock, 10,000 shares of Class B common stock, and 5,000 shares of preferred stock. The Class B common stock has ten votes per share. The Class B common stock has transferability restrictions; however, it may be converted into common stock on a share-for-share basis at any time. With respect to dividends and distributions, shares of common stock and Class B common stock rank equally and have the same rights, except that Class B common stock cash dividends are limited to 90% of the amount of common stock cash dividends.

The Company has determined that, under Emerging Issues Task Force (EITF) Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128,” which was effective for fiscal periods beginning after March 31, 2004, a two-class method of computing earnings per share is required. According to the EITF Issue No. 03-6, the Company’s Class B common stock is considered a participating security requiring the use of the two-class method for the computation of basic and diluted earnings per share. The two-class computation method for each period reflects the cash dividends paid per share for each class of stock, plus the amount of allocated undistributed earnings per share computed using the participation percentage which reflects the dividend rights of each class of stock. Basic and diluted earnings per share reflect the application of EITF Issue No. 03-6 and was computed using the two-class method. The shares of Class B common stock are considered to be participating convertible securities since the shares of Class B common stock are convertible on

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

a share-for-share basis into shares of common stock and may participate in dividends with common stock according to a predetermined formula (90% of the amount of common stock cash dividends). Prior periods have been restated to reflect this change. The previously reported net income (loss) per share, before correction of errors (Note B), was as follows:

	Fiscal Year Ended
	May 28, 2005	May 29, 2004	May 31, 2003
Net income (loss) per share—basic (as previously reported):
Net income (loss) per share before cumulative effect of accounting change	$(0.67)	$0.43	$(0.65)
Cumulative effect of accounting change, net of tax	—	—	(1.29)

Net income (loss) per share—basic	$(0.67)	$0.43	$(1.94)

Net income (loss) per share—diluted (as previously reported):
Net income (loss) per share before cumulative effect of accounting change	$(0.67)	$0.42	$(0.65)
Cumulative effect of accounting change, net of tax	—	—	(1.29)

Net income (loss) per share—diluted	$(0.67)	$0.42	$(1.94)

Average shares outstanding (as previously reported):
For basic earnings per share	16,942	14,040	13,809

For diluted earnings per share	16,942	14,418	13,809

Diluted earnings per share is calculated by dividing net income, adjusted for interest savings, net of tax, on assumed conversion of convertible debentures and notes, by the actual shares outstanding and share equivalents that would arise from the exercise of stock options, certain restricted stock awards, and the assumed conversion of convertible debentures and notes when dilutive. For the fiscal year ended May 28, 2005, the assumed conversion and the effect of the interest savings of the Company’s 7¼% and 8¼% convertible debentures and the 7¾% notes were excluded because their inclusion would have been anti-dilutive. For the fiscal years ended May 29, 2004 and May 31, 2003, the assumed conversion and the effect of the interest savings of the Company’s 7¼% and 8¼% convertible debentures were excluded because their inclusion would have been anti-dilutive. The per share amounts (reflecting the corrections of errors described in Note B) presented in the Consolidated Statements of Operations are based on the following amounts:

	Fiscal Year Ended
	May 28, 2005	May 29, 2004	May 31, 2003
Numerator for basic and diluted EPS:
Net income (loss)	$(16,017)	$5,532	$(26,744)
Less dividends:
Common stock	2,267	1,747	1,697
Class B common stock	453	459	462

Undistributed earnings (losses)	$(18,737)	$3,326	$(28,903)

Common stock undistributed earnings (losses)	$(15,573)	$2,635	$(22,718)
Class B common stock undistributed earnings (losses)—basic	(3,164)	691	(6,185)

Total undistributed earnings (losses)—common stock and Class B common stock—basic	$(18,737)	$3,326	$(28,903)

Common stock undistributed earnings (losses)	$(15,573)	$2,653	$(22,718)
Class B common stock undistributed earnings (losses)—diluted	(3,164)	673	(6,185)

Total undistributed earnings (losses)—Class B common stock—diluted	$(18,737)	$3,326	$(28,903)

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

	Fiscal Year Ended
	May 28, 2005	May 29, 2004	May 31, 2003
Denominator for basic and diluted EPS:
Denominator for basic EPS:
Common stock weighted average shares	13,822	10,872	10,602
Class B common stock weighted average shares, and shares under if-converted method for diluted earnings per share	3,120	3,168	3,207
Effect of dilutive securities:
Unvested restricted stock awards	—	33	—
Dilutive stock options	—	345	—

Denominator for diluted EPS adjusted weighted average shares and assumed conversions	16,942	14,418	13,809

Net income (loss) per common share—basic (as restated):
Income (loss) before cumulative effect of accounting change	$(0.96)	$0.40	$(0.66)
Cumulative effect of accounting change, net of tax	—	—	(1.32)

Net income (loss) per common share—basic	$(0.96)	$0.40	$(1.98)

Net income (loss) per Class B common share—basic (as restated):
Income (loss) before cumulative effect of accounting change	$(0.87)	$0.36	$(0.59)
Cumulative effect of accounting change, net of tax	—	—	(1.19)

Net income (loss) per Class B common share—basic	$(0.87)	$0.36	$(1.78)

Net income (loss) per common share—diluted (as restated):
Income (loss) before cumulative effect of accounting change	$(0.96)	$0.38	$(0.66)
Cumulative effect of accounting change, net of tax	—	—	(1.32)

Net income (loss) per common share—diluted	$(0.96)	$0.38	$(1.98)

Net income (loss) per Class B common share—diluted (as restated):
Income (loss) before cumulative effect of accounting change	$(0.87)	$0.36	$(0.59)
Cumulative effect of accounting change, net of tax	—	—	(1.19)

Net income (loss) per Class B common share—diluted	$(0.87)	$0.36	$(1.78)

Common stock options that were anti-dilutive and not included in dilutive earnings per common share	1,701	1,155	1,807

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

Note B—Restatement

On April 4, 2006, the Company concluded that its previously issued consolidated financial statements, including those for its fiscal years ended May 28, 2005, May 29, 2004 and May 31, 2003, should not be relied upon as a result of errors

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

discovered by the Company in the accounts of an Italian subsidiary, RES S.r.l. (“Ingenium”). Subsequently, the Company also determined that a valuation allowance should have been recorded beginning in the third quarter of fiscal 2005 for a deferred tax asset related to goodwill temporary differences. The consolidated financial statements for fiscal 2005, 2004 and 2003 and selected quarterly data for fiscal 2005 and 2004 have been amended and restated to correct these errors. In addition, the Company has amended and restated the fiscal 2005, 2004 and 2003 financial statements for certain other errors. The following tables summarize the significant effects of the restatement:

			As of May 28, 2005
	Reference		As Reported	Adjustments	Reclassifications	Restated
Assets
Current Assets:
Cash and cash equivalents			$24,530			$24,301
	(a	)(iii)		(41)
	(c	)		(188)
Receivables			106,928			106,152
	(a	)(iii)		(680)
	(c	)		(96)
Inventories			102,272			101,555
	(a	)(i)		(369)
	(a	)(iii)		(348)
Prepaid expenses			3,293			3,380
	(c	)		87
Deferred income taxes			6,644			4,911
	(b	)		(1,736)
	(c	)		3

Total current assets			243,667	(3,368)	—	240,299
Property, plant and equipment, net			31,821			31,712
	(a	)(iii)		(33)
	(c	)		(76)
Goodwill			6,149			6,149
Other intangible assets, net			1,018			1,045
	(a	)(iii)		27
Non-current deferred income taxes			428			—
	(b	)		(428)
Other assets			4,735			4,735

Total assets			$287,818	$(3,878)	$—	$283,940

Liabilities and stockholders’ equity
Current liabilities
Accounts payable			$39,305			$40,392
	(a	)(iii)		958
	(c	)		129
Accrued liabilities			22,731			23,762
	(a	)(ii)		303
	(a	)(iii)		237
	(c	)		491
Current portion of long-term debt			22,305			22,305

Total current liabilities			84,341	2,118	—	86,459
Long-term debt, less current portion			98,028			98,028
Non-current deferred income taxes			—			656
	(b	)		466
	(c	)		190
Non-current liabilities			1,401			1,401

Total liabilities			183,770	2,774	—	186,544
Stockholders’ Equity
Common stock			780			780
Class B common stock			156			156
Preferred stock			—			—
Additional paid-in capital			121,591			121,591
Common stock in treasury			(7,894)			(7,894)
Accumulated deficit			(9,942)			(16,406)
	(a	)(i)		371
	(a	)(ii)		309
	(a	)(iii)		(3,434)
	(b	)		(2,630)
	(c	)		(1,080)
Accumulated other comprehensive loss			(643)			(831)
	(a	)(i)		(2)
	(a	)(ii)		(6)
	(a	)(iii)		(180)

Total stockholders’ equity			104,048	(6,652)	—	97,396

Total liabilities and stockholders’ equity			$287,818	$(3,878)	$—	$283,940

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

			As of May 29, 2004
	Reference		As Reported	Adjustments	Reclassifications	Restated
Assets
Current Assets:
Cash and cash equivalents			$16,927			$16,572
	(c	)		(355)
Receivables			106,130			105,821
	(a	)(iii)		(309)
Inventories			92,297			90,963
	(a	)(i)		(84)
	(a	)(iii)		(1,250)
Prepaid expenses			3,817			4,044
	(c	)		227
Deferred income taxes			15,922			15,993
	(a	)(iii)		575
	(c	)		(504)

Total current assets			235,093	(1,700)	—	233,393
Property, plant and equipment, net			30,589			30,534
	(a	)(iii)		29
	(c	)		(84)
Goodwill			5,778			5,778
Other intangible assets, net			531			566
	(a	)(iii)		35
Non-current deferred income taxes			6,733			6,543
	(c	)		(190)
Other assets			4,221			4,221

Total assets			$282,945	$(1,910)	$—	$281,035

Liabilities and stockholders’ equity
Current liabilities
Accounts payable			$33,473			$33,040
	(a	)(iii)		(84)
	(c	)		(349)
Accrued liabilities			23,224			23,733
	(a	)(iii)		265
	(c	)		244
Current portion of long-term debt			4,027			4,027

Total current liabilities			60,724	76	—	60,800
Long-term debt, less current portion			133,813			133,813
Non-current deferred income taxes			—			—
Non-current liabilities			241			241

Total liabilities			194,778	76	—	194,854
Stockholders’ Equity
Common stock			626			626
Class B common stock			158			158
Preferred stock			—			—
Additional paid-in capital			93,877			93,877
Common stock in treasury			(8,515)			(8,515)
Retained earnings			3,408			1,650
	(a	)(i)		82
	(a	)(iii)		(1,039)
	(c	)		(801)
Accumulated other comprehensive loss			(1,387)			(1,615)
	(a	)(i)		2
	(a	)(iii)		(230)

Total stockholders’ equity			88,167	(1,986)	—	86,181

Total liabilities and stockholders’ equity			$282,945	$(1,910)	$—	$281,035

An error was discovered with respect to the accounting treatment of certain foreign exchange gains and losses incurred during fiscal 2001 and 2002. These foreign exchange items related to the acquisition in fiscal 2001 of AVIV Electronics by one of the Company’s subsidiaries, and the reporting of subsequent intercompany transactions between the subsidiary and parent. The correction of this error amounted to $580 on a cumulative basis, net of taxes of $326, which is recorded as an adjustment to retained earnings, accumulated other comprehensive loss, and deferred income taxes as of June 1, 2002. The remaining $1,038 was a result of $660 due to Ingenium errors and $378 for certain other errors.

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

			Fiscal Year Ended May 28, 2005
	Reference		As Reported	Adjustments	Reclassifications	Restated
Net sales			$578,724			$578,724
Cost of products sold			441,817			442,730
	(a	)(i)		289
	(a	)(iii)		624

Gross margin			136,907	(913)	—	135,994
Selling, general and administrative expenses			128,733			129,747
	(a	)(ii)		309
	(c	)		705
Gain on disposal of assets			(9,918)			(9,918)

Operating income			18,092	(1,927)	—	16,165
Other expense (income):
Interest expense			8,903			8,947
	(c	)		44
Investment income			(388)			(388)
Foreign exchange gain			—		(926)	(926)
Other, net			(977)		926	(51)

			7,538	44	—	7,582
Income before income taxes and cumulative effect of accounting change			10,554	(1,971)	—	8,583
Income tax provision			21,865			24,600
	(a	)(iii)		575
	(b	)		2,630
	(c	)		(470)

Loss before cumulative effect of accounting change			(11,311)	(4,706)	—	(16,017)
Cumulative effect of accounting change, net of tax			—			—

Net loss			$(11,311)	$(4,706)	$—	$(16,017)

	Fiscal Year Ended May 28, 2005
	Before Adjustments	Adjustments	Restated
Net income (loss) per common share-basic:
Income (loss) before cumulative effect of accounting change	$(0.68)	$(0.28)	$(0.96)
Cumulative effect of account change, net of tax	—	—	—

Net income (loss) per common share-basic	$(0.68)	$(0.28)	$(0.96)

Net income (loss) per Class B common share-basic:
Income (loss) before cumulative effect of accounting change	$(0.61)	$(0.26)	$(0.87)
Cumulative effect of account change, net of tax	—	—	—

Net income (loss) per Class B common share-basic	$(0.61)	$(0.26)	$(0.87)

Net income (loss) per common share-diluted:
Income (loss) before cumulative effect of accounting change	$(0.68)	$(0.28)	$(0.96)
Cumulative effect of account change, net of tax	—	—	—

Net income (loss) per common share-diluted	$(0.68)	$(0.28)	$(0.96)

Net income (loss) per Class B common share-diluted:
Income (loss) before cumulative effect of accounting change	$(0.61)	$(0.26)	$(0.87)
Cumulative effect of account change, net of tax	—	—	—

Net income (loss) per Class B common share-diluted	$(0.61)	$(0.26)	$(0.87)

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

			Fiscal Year Ended May 29, 2004
	Reference		As Reported	Adjustments	Reclassifications	Restated
Net sales			$519,823			$519,823
Cost of products sold			392,117			393,101
	(a	)(i)		38
	(a	)(iii)		946

Gross margin			127,706	(984)	—	126,722
Selling, general and administrative expenses			108,299			107,968
	(c	)		(331)
Loss on disposal of assets			579			579

Operating income			18,828	(653)	—	18,175
Other expense (income):
Interest expense			10,257			10,257
Investment income			(227)			(227)
Foreign exchange loss			—		363	363
Other, net			228		(363)	(135)

			10,258	—	—	10,258
Income before income taxes and cumulative effect of accounting change			8,570	(653)	—	7,917
Income tax provision			2,537			2,385
	(a	)(iii)		(369)
	(c	)		217

Income before cumulative effect of accounting change			6,033	(501)	—	5,532
Cumulative effect of accounting change, net of tax			—			—

Net income			$6,033	$(501)	$—	$5,532

	Fiscal Year Ended May 29, 2004
	Before Adjustments	Adjustments	Restated
Net income (loss) per common share-basic:
Income (loss) before cumulative effect of accounting change	$0.44	$(0.04)	$0.40
Cumulative effect of account change, net of tax	—	—	—

Net income (loss) per common share-basic	$0.44	$(0.04)	$0.40

Net income (loss) per Class B common share-basic:
Income (loss) before cumulative effect of accounting change	$0.40	$(0.04)	$0.36
Cumulative effect of account change, net of tax	—	—	—

Net income (loss) per Class B common share-basic	$0.40	$(0.04)	$0.36

Net income (loss) per common share-diluted:
Income (loss) before cumulative effect of accounting change	$0.42	$(0.04)	$0.38
Cumulative effect of account change, net of tax	—	—	—

Net income (loss) per common share-diluted	$0.42	$(0.04)	$0.38

Net income (loss) per Class B common share-diluted:
Income (loss) before cumulative effect of accounting change	$0.39	$(0.03)	$0.36
Cumulative effect of account change, net of tax	—	—	—

Net income (loss) per Class B common share-diluted	$0.39	$(0.03)	$0.36

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

			Fiscal Year Ended May 31, 2003
	Reference		As Reported	Adjustments	Reclassifications	Restated

Net sales			$464,381			$464,381
Cost of products sold			365,427			364,918
	(a	)(i)		44
	(a	)(iii)		(553)

Gross margin			98,954	509	—	99,463
Selling, general and administrative expenses			100,613			100,613
Loss on disposal of assets			—			—

Operating loss			(1,659)	509	—	(1,150)
Other expense (income):
Interest expense			10,352			10,352
Investment income			(124)			(124)
Foreign exchange gain			—		(1,096)	(1,096)
Other, net			(528)		1,096	568

			9,700	—	—	9,700
Loss before income taxes and cumulative effect of accounting change			(11,359)	509	—	(10,850)
Income tax benefit			(2,370)			(1,968)
	(a	)(iii)		191
	(c	)		211

Loss before cumulative effect of accounting change			(8,989)	107	—	(8,882)
Cumulative effect of accounting change, net of tax			(17,862)			(17,862)

Net loss			$(26,851)	$107	$—	$(26,744)

	Fiscal Year Ended May 31, 2003
	Before Adjustments	Adjustments	Restated
Net income (loss) per common share-basic:
Income (loss) before cumulative effect of accounting change	$(0.67)	$0.01	$(0.66)
Cumulative effect of account change, net of tax	(1.32)	—	(1.32)

Net income (loss) per common share-basic	$(1.99)	$0.01	$(1.98)

Net income (loss) per Class B common share-basic:
Income (loss) before cumulative effect of accounting change	$(0.60)	$0.01	$(0.59)
Cumulative effect of account change, net of tax	(1.19)	—	(1.19)

Net income (loss) per Class B common share-basic	$(1.79)	$0.01	$(1.78)

Net income (loss) per common share-diluted:
Income (loss) before cumulative effect of accounting change	$(0.67)	$0.01	$(0.66)
Cumulative effect of account change, net of tax	(1.32)	—	(1.32)

Net income (loss) per common share-diluted	$(1.99)	$0.01	$(1.98)

Net income (loss) per Class B common share-diluted:
Income (loss) before cumulative effect of accounting change	$(0.60)	$0.01	$(0.59)
Cumulative effect of account change, net of tax	(1.19)	—	(1.19)

Net income (loss) per Class B common share-diluted	$(1.79)	$0.01	$(1.78)

Each category of the restatements and its effect on the consolidated balance sheets and consolidated statements of operations is discussed below (all amounts are pre-tax unless otherwise noted):

(a)	Correction of Accounting Errors Related to Ingenium

(i)	Inventory - The Company did not properly reserve for obsolete inventory at Ingenium. The impact of this correction resulted in a decrease in inventory of $369 and $84 in fiscal 2005 and 2004,

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

respectively, and an increase in cost of products sold of $289, $38 and $44 in fiscal 2005, 2004 and 2003, respectively.

(ii)	Accrued liabilities - The Company did not properly accrue for asset-related taxes at Ingenium. The impact of this correction resulted in an increase in accrued liabilities of $303 and selling, general and administrative expenses of $309 in fiscal 2005.

(iii)	Other - The Company did not properly reconcile other accounts at Ingenium. These accounts were reconciled in 2006 and errors were identified in certain accounts at Ingenium which had not been adjusted to the supporting account analyses or system reports.

(b)	Correction of Accounting Error Related to Income Tax Valuation Allowance

During the third quarter of fiscal 2005, the Company recorded a valuation allowance to offset certain domestic deferred tax assets and domestic net operating loss carryforwards. At that time, the Company did not record a valuation allowance for a deferred tax asset related to impaired goodwill. The Company has subsequently determined that a valuation allowance should have been recorded during the third quarter of fiscal 2005 for the deferred tax asset related to impaired goodwill. As of May 28, 2005, the impact of this error resulted in a decrease in deferred income taxes of $1,736 (current asset), a decrease in non-current deferred income taxes (asset) of $428, an increase in non-current deferred income taxes (liability) of $466, and an increase in accumulated deficit of $2,630. For the year ended May 28, 2005, these adjustments increased income tax provision by $2,630.

(c)	Other Corrections of Accounting Errors

In addition, other adjustments were identified, none of which were individually significant. The impact of these adjustments was to decrease cash by $188, receivables by $96, and property, plant and equipment, net by $76, and to increase prepaid expenses by $87, deferred income taxes by $3, accounts payable by $129, accrued liabilities by $491, non-current deferred income taxes liabilities by $190 and accumulated deficit by $1,080 as of May 28, 2005. As of May 29, 2004, the impact of these adjustments was to decrease cash by $355, deferred income taxes by $504, property, plant and equipment, net by $84, non-current deferred income taxes by $190, accounts payable by $349 and retained earnings by $801, and to increase prepaid expenses by $227 and accrued liabilities by $244.

For the year ended May 28, 2005, these adjustments increased selling, general and administrative expenses by $705 and interest expense by $44 and decreased income tax provision by $470. For the year ended May 29, 2004, these adjustments decreased selling, general and administrative expenses by $331 and increased income tax provision by $217. For the year May 31, 2003, these adjustments increased income tax provision by $211.

Statement of Cash Flows

	For the fiscal years ended
	May 28, 2005		May 29, 2004		May 31, 2003
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
Net cash provided by (used in) operating activities	$(2,032)	$(2,013)	$12,557	$12,478	$7,774	$6,496
Net cash provided by (used in) investing activities	2,868	2,979	(11,547)	(11,541)	(7,256)	(6,106)
Net cash provided by (used in) financing activities	6,251	6,251	(1,861)	(1,861)	(966)	(966)
Effect of exchange rate changes on cash and cash equivalents	516	512	904	885	2,026	1,998

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

In addition, certain information in Note A, Note C, Note G, Note J, Note O and Note P have been restated to reflect the effect of these adjustments.

Note C—Goodwill and Other Intangible Assets

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

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

The following table provides changes in carrying value of other intangible assets not subject to amortization:

	Other intangible assets not subject to amortization
	Reportable segments
	RFWC	IPG	SSD	DSG	Total
Balance at May 29, 2004	$—	$9	$248	$—	$257
Foreign currency translation	—	—	30	—	30

Balance at May 28, 2005	$—	$9	$278	$—	$287

Intangible assets subject to amortization as well as amortization expense are as follows:

	Intangible assets subject to amortization as of
	May 28, 2005 (restated)	May 29, 2004 (restated)	May 31, 2003 (restated)
Gross amounts:
Deferred financing costs	$2,968	$2,192	$2,191
Patents and trademarks	554	1,510	1,348

Total gross amounts	3,522	3,702	3,539

Accumulated amortization:
Deferred financing costs	2,241	1,935	1,647
Patents and trademarks	523	1,458	1,287

Total accumulated amortization	$2,764	$3,393	$2,934

Deferred financing costs increased during fiscal 2005 due to the renewal of the Company’s multi-currency revolving credit agreement during the second quarter of fiscal 2005 and the convertible debenture exchanges made in the third quarter of fiscal 2005 (see Note G).

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

Note D—Restructuring Charges

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

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

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

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

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

Note E—Acquisitions

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

Note F—Disposal of Assets

On May 26, 2005, the Company completed the sale of approximately 205 acres of undeveloped real estate adjoining its headquarters in LaFox, Illinois. The sale resulted in a gain of $9,907 before taxes and was recorded in gain on disposal of assets in the Consolidated Statements of Operations in fiscal 2005.

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

Note G—Debt Financing

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

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

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

In October 2004, the Company renewed its multi-currency revolving credit agreement with the current lending group in the amount of approximately $109.0 million (the size of the credit line varies based on fluctuations in foreign currency exchange rates). The agreement expires in October 2009, and the outstanding balance at that time will become due. At May 28, 2005, $53.3 million was outstanding on the agreement. The new agreement is principally secured by the Company’s trade receivables and inventory. The agreement bears interest at applicable LIBOR rates plus a margin, varying with certain financial performance criteria. At May 28, 2005, the applicable margin was 175 basis points. Outstanding letters of credit were $1.4 million at May 28, 2005, leaving an unused line of $54.7 million under the total agreement; however, this amount was reduced to $2.6 million due to maximum permitted leverage ratios. The commitment fee related to the agreement is 0.25% per annum payable quarterly on the average daily unused portion of the aggregate commitment. The Company’s multi-currency revolving credit agreement consists of the following facilities as of May 28, 2005:

	Capacity	Amount Outstanding	Weighted Average Interest Rate
US Facility	$70,000	$26,000	4.83%
Canada Facility	13,419	9,403	4.25%
Sweden Facility	8,727	8,727	3.60%
UK Facility	8,190	5,824	6.40%
Euro Facility	6,254	1,513	3.61%
Japan Facility	2,770	1,847	1.60%

Total	$109,360	$53,314	4.56%

Note:	Due to maximum permitted leverage ratios, the amount of the unused line cannot be calculated on a facility-by-facility basis.

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

As more fully described in Note B to the Notes to Consolidated Financial Statements, as a result of errors discovered by the Company, the consolidated financial statements for fiscal 2005, 2004 and 2003 have been amended and restated to correct these errors. As a result, the Company would not have been in compliance with its tangible net worth covenant for the third quarter of fiscal 2005 and its leverage ratio and tangible net worth covenants as of the end of fiscal 2005. On August 4, 2006, the Company received a waiver from its lending group for defaults arising from the restatement and executed an amendment to the credit agreement.

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

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

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

Note H—Derivative Financial Instruments

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

Note I—Lease Obligations, Other Commitments, and Contingency

The Company leases certain warehouse and office facilities and office equipment under non-cancelable operating leases. Rent expense for fiscal 2005, 2004, and 2003 was $5,101, $4,035, and $4,204, respectively. At

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

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

In May 2005, the Company was informed by one of its foreign subsidiaries that its records may not be adequate to support the taxable revenues and deductions included within income tax returns previously filed for 2003 and 2004. At this time, the Company has not received notification from any tax authority regarding this matter. The Company will continue to investigate this matter and take the appropriate actions necessary to minimize any potential liability. As of August 26, 2005, the Company has not developed or obtained specific and definitive information sufficient to reasonably confirm the existence of a tax liability, determine a reasonable range of a potential liability, or otherwise evaluate any exposure to the Company. Although the potential income tax liability cannot be reasonably estimated as of August 26, 2005, an unfavorable outcome may be material to the consolidated financial statements.

Note J—Income Taxes

The components of income (loss) before income taxes are:

	Fiscal Year Ended
	May 28, 2005 (restated)	May 29, 2004 (restated)	May 31, 2003 (restated)
United States	$(4,159)	$(311)	$(12,941)
Foreign	12,742	8,228	2,091

Income (loss) before income taxes	$8,583	$7,917	$(10,850)

The provision for income taxes differs from income taxes computed at the federal statutory tax rate of 34% in fiscal 2005, 2004, and 2003 as a result of the following items:

	Fiscal Year Ended
	May 28, 2005 (restated)	May 29, 2004 (restated)	May 31, 2003 (restated)
Federal statutory rate	34.0%	34.0%	(34.0)%
Effect of:
State income taxes, net of federal tax benefit	(1.6)	—	(2.2)
Export benefit	(2.0)	(5.6)	(4.9)
Foreign taxes at other rates	7.1	0.9	1.7
Valuation allowance for deferred tax assets and net operating loss carryforwards	194.0	—	12.7
Unrepatriated earnings	57.3	—	—
Other	(2.2)	0.8	8.6

Effective tax rate	286.6%	30.1%	(18.1)%

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

The provisions for income taxes consist of the following:

	May 28, 2005 (restated)	May 29, 2004 (restated)	May 31, 2003 (restated)
Current:
Federal	$—	$—	$(2,111)
State	151	(209)	(464)
Foreign	6,743	1,226	2,571

Total current	6,894	1,017	(4)

Deferred:
Federal	16,540	(206)	(930)
State	1,254	147	(214)
Foreign	(88)	1,427	(820)

Total deferred	17,706	1,368	(1,964)

Income tax provision (benefit)	$24,600	$2,385	$(1,968)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities at May 28, 2005 and May 29, 2004 are as follows:

	May 28, 2005 (restated)	May 29, 2004 (restated)
Deferred tax assets:
Intercompany profit in inventory	$1,249	$1,162
NOL carryforwards—foreign and domestic	13,926	14,312
Inventory valuation	12,363	11,009
Goodwill	1,918	2,305
Alternative minimum tax credit	1,189	1,189
Other	2,045	267

Subtotal	32,690	30,244
Valuation allowance—foreign and domestic	(20,695)	(4,040)

Net deferred tax assets after valuation allowance	11,995	26,204

Deferred tax liabilities:
Accelerated depreciation	(2,822)	(3,646)
Unrepatriated earnings	(4,918)	—
Other	—	(22)

Subtotal	(7,740)	(3,668)

Net deferred tax assets	$4,255	$22,536

Supplemental disclosure of deferred tax asset information:
Domestic	$26,472	$23,192
Foreign	$6,218	$7,052

At May 28, 2005, domestic net operating loss carryforwards (NOL) amount to approximately $22.4 million. These NOLs expire between 2023 and 2025. Foreign net operating loss carryforwards total approximately $18.4 million with various or indefinite expiration dates. In fiscal 2005, the Company recorded an additional valuation

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

allowance of approximately $0.8 million relating to deferred tax assets and net operating loss carryforwards relating to certain foreign subsidiaries. Also, due to changes in the level of certainty regarding realization, a valuation allowance of approximately $15.9 million was established in fiscal 2005 to offset certain domestic deferred tax assets, primarily inventory valuation, and domestic net operating loss carryforwards. The Company believes that in order to reverse the recorded valuation allowance in any subsidiary, the Company would likely need to have positive cumulative earnings in that subsidiary for the three-year period preceding the year of the reversal. The Company also has an alternative minimum tax credit carryforward at May 28, 2005, in the amount of $1,189 that has an indefinite carryforward period.

Income taxes paid, including foreign estimated tax payments, were $3,272, $1,656, and $2,657 in fiscal 2005, 2004, and 2003, respectively.

At the end of fiscal 2004, all of the cumulative positive earnings of the Company’s foreign subsidiaries, amounting to $35.1 million, were considered permanently reinvested pursuant to APB No. 23, Accounting for Income Taxes-Special Areas. As such, U.S. taxes were not provided on these amounts. In fiscal 2005, because of a strategic decision, the Company determined that approximately $12.9 million of one of its foreign subsidiaries’ earnings could no longer be considered permanently reinvested as those earnings may be distributed in future years. Based on management’s potential future plans regarding this subsidiary, it was determined that these earnings would no longer meet the specific requirements for permanent reinvestment under APB No. 23. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income tax and foreign withholding taxes. As such, the Company has established a deferred tax liability of approximately $4.9 million. The remaining cumulative positive earnings of the Company’s foreign subsidiaries were still considered permanently reinvested pursuant to APB No. 23 and amounted to $29.1 million. Due to various tax attributes that are continually changing, it is not possible to determine what, if any, tax liability might exist if such earnings were to be repatriated.

The effective income tax rates for fiscal 2005 and 2004 were 286.6% and 30.1%, respectively. The difference in fiscal 2005 between the effective tax rates as compared to the U.S. federal statutory rate of 34% primarily results from the Company’s geographical distribution of taxable income or losses and valuation allowances related to net operating losses. For fiscal 2005, the tax benefit primarily related to net operating losses was limited by the requirement for a valuation allowance of $16.7 million, which increased the effective income tax rate by 194.0%. In addition, deferred tax liabilities related to unrepatriated earnings also increased the effective income tax rate in fiscal 2005 by 57.3%.

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

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

Note K—Stockholders’ Equity

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

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

Compensation effects arising from issuing stock awards were $425, $403, and $400 in fiscal 2005, 2004, and 2003, and have been charged against income and recorded as additional paid-in capital in the Consolidated Balance Sheets.

Note L—Employee Retirement Plans

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

Note M—Segment and Geographic Information

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

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

Accounts receivable, inventory, and goodwill are identified by SBU. Cash, net property, and other assets are not identifiable by SBU. Operating results for each SBU are summarized in the following table:

	Net Sales	Gross Margin (restated)	Contribution (restated)	Assets (restated)
Fiscal 2005
RFWC (restated)	$265,602	$57,249	$27,784	$87,351
IPG	122,906	37,005	24,123	55,351
SSD	105,581	26,889	14,060	34,457
DSG	78,078	17,865	7,817	25,064

Total (restated)	$572,167	$139,008	$73,784	$202,223

Fiscal 2004
RFWC (restated)	$231,389	$51,356	$27,061	$85,454
IPG	112,737	34,694	24,218	50,403
SSD	101,979	26,045	14,373	33,257
DSG	66,452	17,105	9,468	23,358

Total (restated)	$512,557	$129,200	$75,120	$192,472

Fiscal 2003
RFWC (restated)	$204,427	$46,196	$21,612	$75,715
IPG	95,508	29,523	21,996	47,391
SSD	92,090	22,939	12,539	31,906
DSG	64,191	16,218	9,674	22,217

Total (restated)	$456,216	$114,876	$65,821	$177,229

Certain amounts in prior periods were reclassified to conform to the fiscal 2005 presentation.

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

A reconciliation of net sales, gross margin, operating income (loss) and assets to the relevant consolidated amounts is as follows. Other assets not identified include miscellaneous receivables, manufacturing inventories, and other assets.

	Fiscal Year Ended
	May 28, 2005	May 29, 2004	May 31, 2003
Segment net sales	$572,167	$512,557	$456,216
Corporate	6,557	7,266	8,165

Net Sales	$578,724	$519,823	$464,381

Segment gross margin (restated)	$139,008	$129,200	$114,876
Inventory charges	—	—	(13,810)
Manufacturing variances and other costs	(3,014)	(2,478)	(1,603)

Gross Margin (restated)	$135,994	$126,722	$99,463

Segment contribution (restated)	$73,784	$75,120	$65,821
Inventory charges	—	—	(13,810)
Manufacturing variances and other costs	(3,014)	(2,478)	(1,603)
Regional selling expenses	(19,065)	(18,109)	(17,444)
Administrative expenses (restated)	(45,458)	(35,779)	(34,114)
Gain (loss) on disposal of assets	9,918	(579)	—

Operating income (loss) (restated)	$16,165	$18,175	$(1,150)

Segment assets (restated)	$202,223	$192,472	$177,229
Cash and cash equivalents (restated)	24,301	16,572	16,611
Other current assets (restated)	20,211	20,170	26,802
Net property (restated)	31,712	30,534	30,810
Other assets (restated)	5,493	21,287	15,841

Total assets (restated)	$283,940	$281,035	$267,293

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

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

Net sales and long-lived assets (net property and other assets, excluding investments, other intangible assets and non-current deferred income taxes) are presented in the table below.

	Fiscal Year Ended
	May 28, 2005	May 29, 2004	May 31, 2003
Net Sales
United States (restated)	$227,341	$205,810	$200,868
Canada (restated)	76,367	69,681	58,738

North America	303,708	275,491	259,606
Europe	123,846	116,714	103,029
Asia/Pacific	124,799	104,068	78,146
Latin America	21,366	20,065	20,521
Corporate	5,005	3,485	3,079

Total	$578,724	$519,823	$464,381

Gross Margin
United States (restated)	$57,988	$52,782	$52,227
Canada (restated)	22,274	18,981	15,602

North America	80,262	71,763	67,829
Europe (restated)	34,345	32,619	28,796
Asia/Pacific	29,691	23,304	17,895
Latin America	5,879	4,860	5,272
Corporate	(14,183)	(5,824)	(20,329)

Total (restated)	$135,994	$126,722	$99,463

Operating Income (Loss)
United States (restated)	$26,546	$25,722	$26,715
Canada (restated)	10,790	8,795	7,020

North America	37,336	34,517	33,735
Europe (restated)	7,814	11,109	11,090
Asia/Pacific	17,028	12,838	9,156
Latin America	280	(156)	(278)
Corporate (restated)	(46,293)	(40,133)	(54,853)

Total (restated)	$16,165	$18,175	$(1,150)

Long-Lived Assets
United States	$26,913	$26,071	$25,997
Canada	776	806	935

North America	27,689	26,877	26,932
Europe (restated)	2,593	2,765	2,892
Asia/Pacific	1,120	593	577
Latin America	1,265	1,036	1,194

Total (restated)	$32,667	$31,271	$31,595

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

The Company has restated its geographical information in fiscal 2005, 2004 and 2003, as certain information with respect to net sales, gross margin and operating income for the United States and Canada was misclassified. The restatement did not impact net sales, gross margin and operating income for North America. Net sales, gross margin and operating income for the United States and Canada were restated as follows:

	For the fiscal years ended
	May 28, 2005		May 29, 2004		May 31, 2003
	As Reported	Restated	As Reported	Restated	As Reported	Restated
Net Sales
United States	$245,228	$227,341	$205,810	$205,810	$200,878	$200,868
Canada	58,480	76,367	69,681	69,681	58,728	58,738

North America	$303,708	$303,708	$275,491	$275,491	$259,606	$259,606

Gross Margin
United States	$63,504	$57,988	$57,998	$52,782	$56,696	$52,227
Canada	16,758	22,274	13,765	18,981	11,133	15,602

North America	$80,262	$80,262	$71,763	$71,763	$67,829	$67,829

Operating Income
United States	$29,615	$26,546	$28,870	$25,722	$29,492	$26,715
Canada	7,721	10,790	5,647	8,795	4,243	7,020

North America	$37,336	$37,336	$34,517	$34,517	$33,735	$33,735

The Company has restated its long-lived assets in fiscal 2005, 2004 and 2003 to include only tangible assets as required in SFAS No. 131.

	FY 05		FY 04		FY 03
Long-Lived Assets	As Reported	Restated	As Reported	Restated	As Reported	Restated
United States	$31,086	$26,913	$32,033	$26,071	$30,060	$25,997
Canada	2,641	776	2,545	806	2,659	935

North America	33,727	27,689	34,578	26,877	32,719	26,932
Europe	3,671	2,593	4,206	2,765	3,192	2,892
Asia/Pacific	1,266	1,120	918	593	794	577
Latin America	2,042	1,265	1,035	1,036	1,194	1,194

Total	$40,706	$32,667	$40,737	$31,271	$37,899	$31,595

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

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

Note N—Litigation

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

Note O—Valuation and Qualifying Accounts

The following table presents the valuation and qualifying account activity for the fiscal years ended May 28, 2005, May 29, 2004, and May 31, 2003:

Description	Balance at beginning of period	Charged to expenses		Deductions		Balance at end of period
Year ended May 28, 2005:
Allowance for doubtful accounts	$2,516	$894	(1)	$1,476	(2)	$1,934
Inventory overstock reserve (restated)	$26,617	$4,225	(3)	$2,350		$28,492
Deferred tax asset valuation (restated)	$4,040	$16,655	(4)	$—		$20,695
Warranty reserves	$802	$958		$321		$1,439

Year ended May 29, 2004:
Allowance for doubtful accounts	$3,350	$(409	)(1)	$425	(2)	$2,516
Inventory overstock reserve (restated)	$34,015	$2,168	(3)	$9,566	(5)	$26,617
Deferred tax asset valuation	$1,586	$2,454		$—		$4,040
Warranty reserves	$672	$459		$329		$802

Year ended May 31, 2003:
Allowance for doubtful accounts	$2,646	$869	(1)	$165	(2)	$3,350
Inventory overstock reserve (restated)	$24,677	$11,405	(3)	$2,067		$34,015
Deferred tax asset valuation	$—	$1,586		$—		$1,586
Warranty reserves	$47	$846		$221		$672

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

(1)	Charges to bad debt expense
(2)	Uncollectable amounts written off, net of recoveries and foreign currency translation
(3)	Charges to cost of products sold
(4)	Tax provisions recorded to increase the valuation allowance related to deferred tax assets in the U.S. ($15.9 million) and outside the U.S. ($0.8 million)
(5)	Inventory disposed of during the period ($3.6 million), LIFO reversal ($4.0 million), and reclassification to LCM ($2.0 million)

Note P—Selected Quarterly Financial Data (Unaudited)

Summarized quarterly financial data for fiscal 2005 and 2004 follow:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(As Reported) [4]
Fiscal 2005:
Net sales	$138,447	$151,274	$141,700	$147,303
Gross margin	33,529	36,954	33,667	32,757
Net income (loss)	$807	$4,045	$(18,665)	$2,502
Net income (loss) per share—basic:
—Common stock	$0.05	$0.24	$(1.10)	$0.15
—Class B common stock	$0.04	$0.21	$(0.99)	$0.13
Net income (loss) per share—diluted:
—Common stock	$0.05	$0.23	$(1.10)	$0.14
—Class B common stock	$0.04	$0.21	$(0.99)	$0.13

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Restated) [4]
Fiscal 2005:
Net sales	$138,447	$151,274	$141,700	$147,303
Gross margin	33,855	35,862	33,666	32,611
Net income (loss)	$904	$3,290	$(22,687)	$2,476
Net income (loss) per share—basic:
—Common stock	$0.06	$0.19	$(1.34)	$0.15
—Class B common stock	$0.05	$0.17	$(1.20)	$0.13
Net income (loss) per share—diluted:
—Common stock	$0.06	$0.19	$(1.34)	$0.14
—Class B common stock	$0.05	$0.17	$(1.20)	$0.13

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(As Reported) [4]
Fiscal 2004:
Net sales	$119,264	$127,992	$127,267	$145,300
Gross margin	29,073	30,883	31,465	36,285
Net income (loss)	$(1,182)	$3,151	$1,484	$2,580
Net income (loss) per share—basic:
—Common stock	$(0.09)	$0.23	$0.11	$0.19
—Class B common stock	$(0.08)	$0.21	$0.10	$0.17
Net income (loss) per share—diluted:
—Common stock	$(0.09)	$0.22	$0.10	$0.18
—Class B common stock	$(0.08)	$0.20	$0.09	$0.16

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Restated) [4]
Fiscal 2004:
Net sales	$119,264	$127,992	$127,267	$145,300
Gross margin	29,416	31,372	29,470	36,464
Net income (loss)	$(1,049)	$3,373	$567	$2,641
Net income (loss) per share—basic:
—Common stock	$(0.08)	$0.25	$0.04	$0.19
—Class B common stock	$(0.07)	$0.22	$0.04	$0.17
Net income (loss) per share—diluted:
—Common stock	$(0.08)	$0.23	$0.04	$0.18
—Class B common stock	$(0.07)	$0.22	$0.04	$0.17

(1)	In the third quarter of fiscal 2005, the Company recorded a $2.2 million restructuring charge to selling, general and administrative expenses as the Company terminated over 60 employees. In addition, the Company recorded incremental tax provisions of $16.7 million in fiscal 2005 to increase the valuation allowance related to the Company’s deferred tax assets in the U.S. ($15.9 million) and outside the U.S. ($0.8 million).
(2)	The net income per share calculation has been restated using a two-class method calculation as required by Emerging Issues Task Force Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128.”
(3)	Certain amounts have been reclassified to conform to the fiscal 2005 presentation. Customer cash discounts were reclassified from selling, general and administrative expenses to net sales.
(4)	Amounts for fiscal 2005 and 2004 are restated. See Note B to the consolidated financial statements for further details.

Note Q—Subsequent Events

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

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

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

As also discussed in Note A to the consolidated financial statements, the Company restated its net income (loss) per share calculation using a two-class method calculation as required by EITF Issue No. 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128, which was effective for the fiscal periods beginning after March 31, 2004.

As discussed in Note B to the consolidated financial statements, the Company restated its consolidated financial statements as of and for the years ended May 28, 2005 and May 29, 2004 to correct the errors discovered by the Company in the accounts of a subsidiary, RES S.r.l., an error related to the income tax valuation allowance, and certain other errors.

As discussed in Note M to the consolidated financial statements, the Company restated certain geographic information included in Note M as of and for the years ended May 28, 2005 and May 29, 2004 to correct the errors discovered by the Company related to the geographical classification of one of its wholly owned subsidiaries and errors related to the composition of those assets comprising the long-lived assets of each of its geographic segments.

/s/    KPMG LLP

Chicago, Illinois

August 26, 2005, except for the Stock-Based

Compensation and Earnings Per Share

sections of Note A to the consolidated financial

statements, as to which the date is

February 1, 2006, and Note B and the geographic and long-lived asset information included in Note M to the consolidated financial statements,

as to which the date is August 30, 2006.

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

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the consolidated results of operations of Richardson Electronics, Ltd. and subsidiaries and their cash flows for the year ended May 31, 2003, in conformity with U.S. generally accepted accounting principles.

As discussed in Note A to the consolidated financial statements, effective June 2, 2002, the Company changed its method for accounting for goodwill and other intangible assets to conform with SFAS No. 142, Goodwill and Other Intangible Assets. As also discussed in Note A to the consolidated financial statements, in February 2006, the Company restated its net income per share calculations using a two-class method calculation as required by EITF Issue No. 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128, which was effective for fiscal periods beginning after March 31, 2004. As discussed in Note B to the consolidated financial statements, in August 2006, the Company restated its consolidated financial statements to correct certain errors discovered by the Company in the accounts of a subsidiary, RES S.r.l., an error related to the income tax valuation allowance, and certain other errors. As discussed in Note M to the consolidated financial statements, in August 2006, the Company restated certain geographic information to correct errors in the geographic identification of certain operations and errors related to the composition of long-lived assets.

/s/    Ernst & Young LLP

Chicago, IL

July 2, 2003, except for the Stock-Based

Compensation and the Earnings Per Share

sections of Note A to the consolidated financial

statements, as to which the date is February 1, 2006

and except for Note B and the geographic and long-lived assets information included in Note M to the consolidated financial statements, as to which the date is August 22, 2006.

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

As a result of these deficiencies, misstatements were identified in the Company’s consolidated financial statements. These deficiencies in internal control over financial reporting resulted in a more than remote likelihood that a material misstatement of the Company’s interim or annual financial statements would not have been prevented or detected.

4	Deficiency related to the application of accounting literature. The Company did not maintain adequate policies and procedures, or employ sufficiently experienced personnel, to ensure appropriate application of Financial Accounting Standards Board Statement (SFAS) No. 52, Foreign Currency Translation.

This deficiency resulted in material errors in accounting which required restatement of the Company’s consolidated financial statements as of and for the years ended June 1, 2002 and May 31, 2003, and for interim periods in fiscal 2003 and 2004, and the first and second quarters of fiscal 2005, to reflect the correction of these errors in accounting.

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

As more fully described in Note B to the Notes to Consolidated Financial Statements, as a result of errors discovered by the Company, the consolidated financial statements for fiscal 2005, 2004 and 2003 have been amended and restated to correct these errors. As a result, the Company would not have been in compliance with its tangible net worth covenant for the third quarter of fiscal 2005 and its leverage ratio and tangible net worth covenants as of the end of fiscal 2005. On August 4, 2006, the Company received a waiver from its lending group for defaults arising from the restatement and executed an amendment to the credit agreement.

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

The Company’s consolidated financial statements being filed as part of this Form 10-K/A are filed on Item 8 of this Form 10-K/A. All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore, have been omitted.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RICHARDSON ELECTRONICS, LTD.

By:	/s/ EDWARD J. RICHARDSON	By:	/s/ DAVID J. DENEVE
	Edward J. Richardson,		David J. DeNeve
	Chairman of the Board and Chief Executive Officer		Senior Vice President and Chief Financial Officer

Date: August 31, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ EDWARD J. RICHARDSON	/s/ BRUCE W. JOHNSON
Edward J. Richardson,	Bruce W. Johnson,
Chairman of the Board and Chief Executive Officer (principal executive officer) and Director	Director

August 31, 2006	August 31, 2006

/s/ ARNOLD R. ALLEN	/s/ JACQUES BOUYER
Arnold R. Allen,	Jacques Bouyer,
Director	Director

August 31, 2006	August 31, 2006

/s/ SCOTT HODES	/s/ AD KETELAARS
Scott Hodes,	Ad Ketelaars,
Director	Director

August 31, 2006	August 31, 2006

/s/ JOHN PETERSON	/s/ HAROLD L. PURKEY
John Peterson,	Harold L. Purkey,
Director	Director

August 31, 2006	August 31, 2006

/s/ SAMUEL RUBINOVITZ
Samuel Rubinovitz,
Director

August 31, 2006

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Exhibit Index

(c)	EXHIBITS

3(a)	Restated Certificate of Incorporation of the Company, incorporated by reference to Appendix B to the Proxy Statement / Prospectus dated November 13, 1986, incorporated by reference to the Company’s Registration Statement on Form S-4, Commission File No. 33-8696.

3(b)	By-laws of the Company, as amended, incorporated by reference to Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1997, Commission File No. 000-12906.

4(a)	Indenture dated February 14, 2005 between the Company and J.P. Morgan Trust Company, as trustee, for 7 3/4% Convertible Senior Subordinated Debentures due December 15, 2011 (including form of 7 3/4% Convertible Senior Subordinated Debentures due December 15, 2011), incorporated by reference to Exhibit 10 of the Company’s Report on Form 8-K dated February 15, 2005, Commission File No. 000-12906.

4(b)	Specimen forms of Common Stock and Class B Common Stock certificates of the Company incorporated by reference to Exhibit 4(a) to the Company’s Registration Statement on Form S-1, Commission File No. 33-10834.

4(c)	Indenture dated December 15, 1986 between the Company and Continental Illinois National Bank and Trust Company of Chicago, as Trustee, for 7 1/4% Convertible Subordinated Debentures due December 15, 2006 (including form of 7 1/4% Convertible Subordinated Debentures due December 15, 2006), incorporated by reference to Exhibit 4(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1987, Commission File No. 000-12906.

4(c)(1)	First Amendment to Indenture between the Company and First Trust National Association, as successor trustee to Continental Illinois National Bank and Trust Company of Chicago dated February 18, 1997, incorporated by reference to Exhibit 4(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, Commission File No. 000-12906.

4(d)	Indenture dated December 16, 1996 between the Company and American National Bank and Trust Company, as Trustee, for 8 1/4% Convertible Senior Subordinated Debentures due June 15, 2006 (including form of 8 1/4% Convertible Senior Subordinated Debentures due June 15, 2006), incorporated by reference to Exhibit 10 of the Company’s Schedule 13E-4 dated December 18, 1996, Commission File No. 005-36031.

10(a)	The Corporate Plan for Retirement The Profit Sharing / 401(k) Plan Fidelity Basic Plan Document No. 07 effective June 1, 1996, incorporated by reference to Exhibit 10(d) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1996, Commission File No. 000-12906.*

10(a)(1)	Amendment to the Company’s Employees’ Profit Sharing Plan and Trust Agreement, incorporated by reference to Exhibit 10(a)(1) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2003, filed with the SEC August 29, 2003, Commission File No. 000-12906.*

10(b)	The Company’s Amended and Restated Employees’ Incentive Stock Option Plan effective April 8, 1987, incorporated by reference to Exhibit 10(m) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1987, Commission File No. 000-12906.*

10(b)(1)	First Amendment to the Company’s Amended and Restated Employees’ Incentive Stock Option Plan effective April 11, 1989, incorporated by reference to Exhibit 10(l)(1) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1989, Commission File No. 000-12906.*

10(b)(2)	Second Amendment to the Company’s Amended and Restated Employees Incentive Stock Option Plan dated July 30, 1991, incorporated by reference to Exhibit 10(l)(2) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1991, Commission File No. 000-12906.*

10(b)(3)	Third Amendment to the Company’s Amended and Restated Incentive Stock Option Plan dated August 15, 1996, incorporated by reference to Exhibit 10(e)(3) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1996, Commission File No. 000-12906.*

10(c)	The Company’s Employees 1996 Stock Purchase Plan, incorporated by reference to Exhibit A of the Company’s Proxy Statement dated September 3, 1996 for its Annual Meeting of Stockholders held on October 1, 1996, Commission File No. 000-12906.*

10(d)	Employees Stock Ownership Plan, effective as of June 1, 1987, restated effective as of June 1, 1989, as amended July 14, 1994, incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1994, Commission File No. 000-12906.*

10(d)(1)	First Amendment to Employees Stock Ownership Plan dated July 12, 1995, incorporated by reference to Exhibit 10(g)(1) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1995, Commission File No. 000-12906.*

10(d)(2)	Second Amendment to Employees Stock Ownership Plan, dated April 10, 1996, incorporated by reference to Exhibit 10(h)(2) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1996, Commission File No. 000-12906.*

10(d)(3)	Third Amendment to Employees Stock Ownership Plan, effective June 1, 1989, as amended and restated July 14, 1994, dated April 9, 1997 incorporated by reference to Exhibit 10(g)(3) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1998, Commission File No. 000-12906.*

10(d)(4)	Fourth Amendment to Employees Stock Ownership Plan, dated October 12, 2004, incorporated by reference to Exhibit B to the Company’s Proxy Statement dated September 10, 2004, for its Annual Meeting of Stockholders held October 12, 2004, Commission File No. 000-12906.*

10(d)(5)	Fifth Amendment to Employees Stock Ownership Plan, dated April 5, 2005, incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1, Commission File No. 333-125254, filed with the SEC on May 26, 2005.*

10(e)(1)	Employees 1999 Stock Purchase Plan, incorporated by reference to Exhibit 10(h) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1999, Commission File No. 000-12906.*

10(e)(2)	Amendment to the Company’s Employees 1999 Stock Purchase Plan, incorporated by reference to Exhibit B to the Company’s Proxy Statement dated September 4, 2001, for its Annual Meeting of Stockholders held October 16, 2001, Commission File No. 000-12906.*

10(f)	The Company’s Stock Option Plan for Non-Employee Directors, effective August 1, 1999, incorporated by reference to Exhibit A to the Company’s Proxy Statement dated August 30, 1989 for its Annual Meeting of Stockholders held on October 18, 1989, Commission File No. 000-12906.*

10(g)	The Company’s 1996 Stock Option Plan for Non-Employee Directors, incorporated by reference to Exhibit C of the Company’s Proxy Statement dated September 3, 1996 for its Annual Meeting of Stockholders held on October 1, 1996, Commission File No. 000-12906.*

10(h)	The Company’s Employees’ Incentive Compensation Plan effective July 24, 1990, incorporated by reference to Exhibit A to the Company’s Proxy Statement dated August 31, 1990 for its Annual Meeting of Stockholders held on October 9, 1990, Commission File No. 000-12906.*

10(h)(1)	First Amendment to Employees Incentive Compensation Plan dated July 30, 1991, incorporated by reference to Exhibit 10(p)(1) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1991, Commission File No. 000-12906.*

10(h)(2)	Second Amendment to Employees Incentive Compensation Plan dated August 15, 1996, incorporated by reference to Exhibit 10(k)(2) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1996, Commission File No. 000-12906.*

10(i)	The Company’s Employees’ 1994 Incentive Compensation Plan, incorporated by reference to Exhibit A to the Company’s Proxy Statement dated August 31, 1994 for its Annual Meeting of Stockholders held on October 11, 1994, Commission File No. 000-12906.*

10(i)(1)	First Amendment to the Company’s Employees’ 1994 Incentive Compensation Plan dated August 15, 1996, incorporated by reference to Exhibit 10(l)(1) the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1996, Commission File No. 000-12906.*

10(j)	The Company’s Employees 1996 Incentive Compensation Plan, incorporated by reference to Exhibit B of the Company’s Proxy Statement dated September 3, 1996 for its Annual Meeting of Stockholders held on October 1, 1996, Commission File No. 000-12906.*

10(k)	The Company’s Employees 1998 Incentive Compensation Plan, incorporated by reference to Exhibit A of the Company’s Proxy Statement dated September 3, 1998 for its Annual Meeting of Stockholders held on October 6, 1998, Commission File No. 000-12906.*

10(l)	Letter dated April 1, 1993 between the Company and Arnold R. Allen regarding Mr. Allen’s engagement as consultant by the Company, incorporated by reference to Exhibit 10(i)(2) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1993, Commission File No. 000-12906.*

10(m)	Employment, Nondisclosure and Non-Compete Agreement dated June 1, 1998 between the Company and Flint Cooper, incorporated by reference to Exhibit 10(p) to the Company’s Annual Report on Form 10-K for the fiscal year ended on May 31, 1998, Commission File No. 000-12906.*

10(n)	Employment, Nondisclosure and Non-Compete Agreement dated June 6, 2000 between the Company and Robert Prince, incorporated by reference to Exhibit 10(n) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2003, filed with the SEC August 29, 2003, Commission File No. 000-12906.*

10(o)	Agreement dated August 6, 2002 between the Company and William J. Garry, incorporated by reference to Exhibit 10(hh) of the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2002, Commission File No. 000-12906.*

10(p)	Employment and Bonus Agreement dated November 7, 1996 between the Company and Bruce W. Johnson, incorporated by reference to Item 9(4)(c) of the Company’s Schedule 13 E-4 dated December 18, 1996, Commission File No. 005-36031.*

10(q)	Employment Agreement dated May 10, 1993, as amended March 23, 1998, between Richardson Electronics Italy s.r.l. and Pierluigi Calderone, incorporated by reference to Exhibit 10(d) of the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1998, Commission File No. 000-12906.*

10(r)	Employment, Nondisclosure and Non-Compete Agreement dated September 26, 1999 between the Company and Murray Kennedy, incorporated by reference to Exhibit 10(w) of the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2000, Commission File No. 000-12906.*

10(s)	Employment, Nondisclosure and Non-Compete Agreement dated November 22, 1999 between the Company and Gregory Peloquin, incorporated by reference to Exhibit 10(x) of the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2000, Commission File No. 000-12906.*

10(t)	Employment, Nondisclosure and Non-Compete Agreement dated May 30, 2000 between the Company and Robert Heise, incorporated by reference to Exhibit 10(z) of the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2000, Commission File No. 000-12906.*

10(u)	Employment, Nondisclosure and Non-Compete Agreement dated May 31, 2002 between the Company and Dario Sacomani, incorporated by reference to Exhibit 10(gg) of the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2002, Commission File No. 000-12906.*

10(v)(1)	The Company’s Directors and Officers Executive Liability and Indemnification Insurance Policy renewal issued by Chubb Group of Insurance Companies—Policy Number 8125-6460, incorporated by reference to Exhibit 10.35 to the Company’s Registration Statement on Form S-1, Commission File No. 333-125254 filed with the SEC on May 26, 2005.

10(v)(2)	The Company’s Directors and Officers Liability Insurance Policy issued by National Union Fire Insurance Company of Pittsburgh, Pa.—Policy Number 361-27-97, incorporated by reference to Exhibit 10.36 to the Company’s Registration Statement on Form S-1, Commission File No. 333-125254 filed with the SEC on May 26, 2005.

10(v)(3)	The Company’s Excess Directors and Officers Liability and Corporate Indemnification Policy issued by St. Paul Mercury Insurance Company—Policy Number 512CM01175, incorporated by reference to Exhibit 10.37 to the Company’s Registration Statement on Form S-1, Commission File No. 333-125254 filed with the SEC on May 26, 2005.

10(w)	Distributor Agreement, executed August 8, 1991, between the Company and Varian Associates, Inc., incorporated by reference to Exhibit 10(d) of the Company’s Current Report on Form 8-K for September 30, 1991, Commission File No. 000-12906.

10(w)(1)	Amendment dated September 30, 1991 between the Company and Varian Associates, Inc., incorporated by reference to Exhibit 10(e) of the Company’s Current Report on Form 8-K for September 30, 1991, Commission File No. 000-12906.

10(w)(2)	First Amendment to Distributor Agreement between Varian Associates, Inc. and the Company dated April 10, 1992, incorporated by reference to Exhibit 10(v)(5) of the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1992, Commission File No. 000-12906.

10(w)(3)	Consent to Assignment and Assignment dated August 4, 1995 between the Company and Varian Associates, Inc., incorporated by reference to Exhibit 10(s)(4) of the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1995, Commission File No. 000-12906.

10(x)	Trademark License Agreement dated May 1, 1991 between North American Philips Corporation and the Company, incorporated by reference to Exhibit 10(w)(3) of the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1991, Commission File No. 000-12906.

10(y)	Agreement among Richardson Electronics, Ltd., Richardson Electronique S.A., Covelec S.A. (now known as Covimag S.A.), and Messrs. Denis Dumont and Patrick Pertzborn, delivered February 23, 1995, translated from French, incorporated by reference to Exhibit 10(b) to the Company’s Report on Form 8-K dated February 23, 1995, Commission File No. 000-12906.

10(z)	Form of Additional Option Agreement issued under Company’s 1996 Stock Option Plan for Non-Employee Directors, incorporated by reference to Exhibit 10(g)(1) to the Company’s Report on Form 10-Q/A dated May 18, 2005, Commission File No. 000-12906.*

10(aa)	Form of Incentive Stock Option issued under Company’s Employees 1998 Incentive Compensation Plan, incorporated by reference to Exhibit 10(k)(1) to the Company’s Report on Form 10-Q/A dated May 18, 2005, Commission File No. 000-12906.*

10(ab)	Form of Restricted Stock Award issued under Company’s Employees 1998 Incentive Compensation Plan, incorporated by reference to Exhibit 10(k)(2) to the Company’s Report on Form 10-Q/A dated May 18, 2005, Commission File No. 000-12906.*

10(ac)	Amended and Restated Revolving Credit Agreement, dated October 29, 2004, by and among the Company, Burtek Systems, Inc., Richardson Electronics Canada, Ltd., Richardson Electronics Limited, RESA, SNC, Richardson Electronique SNC, Richardson Electronics Iberica, S.A., Richardson Electronics GmbH, Richardson Electronics Benelux B.V., Richardson Sweden Holding AB, Richardson Electronics KK, Bank One, NA, London Branch, Bank One, NA, Canada Branch, Bank One, NA, Tokyo Branch and Bank One, NA, incorporated by reference to Exhibit A to the Company’s Report on Form 8-K dated November 1, 2004, Commission File No. 000-12906.

10(ac)(1)	Consent and First Amendment to Amended and Restated Revolving Credit Agreement, entered into as of December 20, 2004, by and among the Company, Burtek Systems, Inc., Richardson Electronics Canada, Ltd., Richardson Electronics Limited, RESA, SNC, Richardson Electronique SNC, Richardson Electronics Iberica, S.A., Richardson Electronics GmbH, Richardson Electronics Benelux B.V., Richardson Sweden Holding AB, Richardson Electronics KK, JP Morgan Bank, N.A., London Branch, JPMorgan Chase Bank, N.A., Canada Branch, JPMorgan Chase Bank, N.A., Tokyo Branch, JPMorgan Chase Bank, N.A., incorporated by reference to Exhibit 10(ac)(1) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 28, 2005, Commission File No. 000-12906.

10(ac)(2)	Waiver and Second Amendment to Amended and Restated Revolving Credit Agreement, dated August 24, 2005, by and among the Company, Burtek Systems, Inc., Richardson Electronics Canada, Ltd., Richardson Electronics Limited, RESA, SNC, Richardson Electronique SNC, Richardson Electronics Iberica, S.A., Richardson Electronics GmbH, Richardson Electronics Benelux B.V., Richardson Sweden Holding AB, Richardson Electronics KK, JP Morgan Bank, N.A., London Branch, JPMorgan Chase Bank, N.A., Canada Branch, JPMorgan Chase Bank, N.A., Tokyo Branch, JPMorgan Chase Bank, N.A., incorporated by reference to Exhibit 10(ac)(2) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 28, 2005, Commission File No. 000-12906.

10(ad)	Employment, Nondisclosure and Non-Compete Agreement dated June 1, 2004 by and between the Company and George Solas, incorporated by reference to Exhibit 10.46 to the Company’s Registration Statement on Form S-1, Commission File No. 333-113568.*

10(ae)	Employment, Nondisclosure and Non-Compete Agreement dated June 1, 2004 by and between the Company and Wendy Diddell, incorporated by reference to Exhibit 10.47 to the Company’s Registration Statement on Form S-1, Commission File No. 333-113568.*

10(af)	Real Estate Sale Contract dated June 8, 2004 between the Company and Shodeen Construction Company, L.L.C., incorporated by reference to Exhibit 10.48 to the Company’s Registration Statement on Form S-1, Commission File No. 333-113568.

10(ag)	First Amendment to the Real Estate Sale Contract dated April 2005 between the Company and Shodeen Construction Company, L.L.C., incorporated by reference to Exhibit 10.51 to the Company’s Registration Statement on Form S-1, Commission File No. 333-125254 filed with the SEC on May 26, 2005.

10(ah)	Form of Exchange Agreement, dated February 2005, between the Company and certain holders of outstanding debentures, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated February 15, 2005, Commission File No. 000-12906.

10(ai)	Form of Resale Registration Rights Agreement, dated February 2005, between the Company and the holders specified therein, incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 8-K dated February 15, 2005, Commission File No. 000-12906.

10(aj)	Employment, Nondisclosure and Non-Compete Agreement dated June 20, 2005 by and between the Company and David J. DeNeve incorporated by reference to Exhibit 99.1 to the Company’s Report on Form 8-K dated June 22, 2005, Commission File No. 000-12906.*

10(ak)	Employment Agreement dated July 18, 2005 by and between the Company and Dario Sacomani incorporated by reference to Exhibit 99.1 to the Company’s Report on Form 8-K dated July 19, 2005, Commission File No. 000-12906.*

10(al)	Purchase and Sale Agreement dated August 4, 2005 between the Company and TAB Construction Company, incorporated by reference to Exhibit 10(al) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 28, 2005, Commission File No. 000-12906.

21	Subsidiaries of the Company incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 28, 2005, Commission File No. 000-12906.

23.1	Consent of Independent Registered Public Accounting Firm—KPMG LLP.

23.2	Consent of Independent Registered Public Accounting Firm—Ernst & Young LLP.

31.1	Certification of Edward J. Richardson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of David J. DeNeve pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to the Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan or arrangement