Form 10-Q/A
period 2005-09-03
RICHARDSON ELECTRONICS LTD/DE
filed 2006-08-31
CIK 355948

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

As of October 11, 2005, there were outstanding 14,290,918 shares of Common Stock, $.05 par value, inclusive of 1,328,961 shares held in treasury, and 3,109,697 shares of Class B Common Stock, $.05 par value, which are convertible into Common Stock of the registrant on a share for share basis.

(i)

EXPLANATORY NOTE (Amendment No. 1)

Richardson Electronics, Ltd. (the “Company”) is filing this first amendment to its Form 10-Q for the three month period ended September 3, 2005, which was previously filed with the Securities and Exchange Commission (the “SEC”) on October 11, 2005, to amend and restate its condensed consolidated financial statements and other financial information for the Company’s three month periods ended September 3, 2005 and August 28, 2004.

On April 4, 2006, the Company concluded that its previously issued condensed consolidated financial statements, including those for its three month periods ended September 3, 2005 and August 28, 2004, should not be relied upon as a result of errors discovered by the Company in the accounts of an Italian subsidiary, RES S.r.l. (“Ingenium”). The unaudited condensed consolidated financial statements for the three-month periods ended September 3, 2005 and August 28, 2004, included herein, have been restated to correct these errors and certain other errors (see Note B of the notes to the condensed consolidated financial statements). The restatement changed net income for the three months ended September 3, 2005 from $1,562,000 to $1,820,000, and the net income for the three months ended August 28, 2004 from $807,000 to $904,000.

For the convenience of the reader, this Form 10-Q/A sets forth the original Form 10-Q in its entirety and no attempt has been made in this Form 10-Q/A to modify or update the disclosures in the original Form 10-Q except as required to reflect the effects of the restatement described in Note B to the notes to the condensed consolidated financial statements and to amend certain disclosures in response to comments received from the SEC staff arising from their review of the Company’s filings on Form S-1 as filed on February 7, 2006 since the date of the filing of the original Form 10-Q. Except as otherwise noted herein, this Form 10-Q/A continues to describe conditions of the Company as of the date of the Form 10-Q, and the disclosures contained herein have not been updated to reflect events, results or developments that occurred after the original Form 10-Q, or to modify or update those disclosures affected by subsequent events. Among other things, forward-looking statements made in the original Form 10-Q have not been revised to reflect events, results or developments that occurred or facts that became known to the Company after the date of the original Form 10-Q (other than those directly affected by the restatement), and such forward-looking statements should be read in conjunction with the Company’s filings with the SEC subsequent to the filing of the original Form 10-Q.

Part I – Item 1 (Financial Statements), and Part I – Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) have been amended from the original Form 10-Q as a result of the restatement and the SEC’s comments resulting from its periodic review of the Company’s filings under the Securities Exchange Act of 1934 since the date of the original Form 10-Q.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Richardson Electronics, Ltd.

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

	Unaudited September 3, 2005	May 28, 2005
	(restated)
Assets
Current assets:
Cash and cash equivalents	$19,706	$24,301
Receivables, less allowance of $1,924 and $1,934	104,195	106,152
Inventories	112,082	101,555
Prepaid expenses	5,188	3,380
Deferred income taxes	4,911	4,911

Total current assets	246,082	240,299

Other assets:
Property, plant and equipment, net	31,455	31,712
Goodwill	12,861	6,149
Other intangible assets, net	1,402	1,045
Assets held for sale	160	—
Other assets	4,483	4,735

Total other assets	50,361	43,641

Total assets	$296,443	$283,940

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$47,287	$40,392
Accrued liabilities	24,512	23,762
Current portion of long-term debt	23,451	22,305

Total current liabilities	95,250	86,459

Non-current liabilities:
Long-term debt, less current portion	99,046	98,028
Non-current deferred income taxes	673	656
Non-current liabilities	975	1,401

Total non-current liabilities	100,694	100,085

Total liabilities	195,944	186,544

Stockholders’ equity:
Common stock, $.05 par value; issued 15,608 shares at September 3, 2005 and 15,597 shares at May 28, 2005	780	780
Class B common stock, convertible, $.05 par value; issued 3,120 shares at September 3, 2005 and May 28, 2005	156	156
Preferred stock, $1.00 par value, no shares issued	—	—
Additional paid-in capital	120,978	121,591
Common stock in treasury, at cost; 1,329 shares at September 3, 2005 and 1,332 shares at May 28, 2005	(7,876)	(7,894)
Accumulated deficit	(14,586)	(16,406)
Accumulated other comprehensive income (loss)	1,047	(831)

Total stockholders’ equity	100,499	97,396

Total liabilities and stockholders’ equity	$296,443	$283,940

See notes to condensed consolidated financial statements.

Richardson Electronics, Ltd.

Condensed Consolidated Statements of Operations

and Comprehensive Income

(Unaudited) (in thousands, except per share amounts)

	Three Months Ended
	September 3, 2005 (restated)	August 28, 2004 (restated)
Statements of Operations
Net sales	$158,145	$138,447
Cost of sales	119,613	104,592

Gross margin	38,532	33,855
Selling, general and administrative expenses	32,981	29,476
Gain on disposal of assets	(140)	(10)

Operating income	5,691	4,389

Other (income) expense:
Interest expense	2,277	2,257
Investment income	(108)	—
Foreign exchange (gain) loss	(137)	901
Other, net	44	37

Total other expense	2,076	3,195

Income before income taxes	3,615	1,194
Income tax provision	1,795	290

Net income	$1,820	$904

Net income per share - basic:
Common stock	$0.11	$0.06

Common stock average shares outstanding	14,264	12,703

Class B common stock	$0.10	$0.05

Class B common stock average shares outstanding	3,120	3,169

Net income per share - diluted:
Common stock	$0.10	$0.06

Common stock average shares outstanding	17,488	16,124

Class B common stock	$0.10	$0.05

Class B common stock average shares outstanding	3,120	3,169

Dividends per common share	$0.040	$0.040

Dividends per Class B common share	$0.036	$0.036

Statements of Comprehensive Income
Net income	$1,820	$904
Foreign currency translation	1,207	4
Fair value adjustments on investments,
net of income tax effect	(68)	74
Cash flow hedges, net of income tax effect	—	41

Comprehensive income	$2,959	$1,023

See notes to condensed consolidated financial statements.

Richardson Electronics, Ltd.

Condensed Consolidated Statements of Cash Flows

(Unaudited) (in thousands)

	Three Months Ended
	September 3, 2005 (restated)	August 28, 2004 (restated)
Operating activities:
Net income	$1,820	$904
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	1,516	1,386
Gain on disposal of assets	(140)	(10)
Deferred income taxes	23	402
Receivables	4,005	805
Inventories	(7,403)	(10,609)
Accounts payable and accrued liabilities	6,746	2,819
Other liabilities	(419)	(4,921)
Other	(1,348)	(265)

Net cash provided by (used in) operating activities	4,800	(9,489)

Investing activities:
Capital expenditures	(1,070)	(2,298)
Proceeds from sale of assets	241	7
Business acquisitions, net of cash acquired	(6,524)	(545)
Proceeds from sales of available-for-sale securities	401	144
Purchases of available-for-sale securities	(401)	(144)

Net cash used in investing activities	(7,353)	(2,836)

Financing activities:
Proceeds from borrowings	22,270	20,000
Payments on debt	(23,520)	(38,756)
Proceeds from issuance of common stock	86	27,893
Cash dividends	(682)	(679)
Other	(272)	—

Net cash provided by (used in) financing activities	(2,118)	8,458

Effect of exchange rate changes on cash and cash equivalents	76	(109)

Decrease in cash and cash equivalents	(4,595)	(3,976)
Cash and cash equivalents at beginning of period	24,301	16,572

Cash and cash equivalents at end of period	$19,706	$12,596

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

The financial information contained in this report should be read in conjunction with the Company’s Annual Report on Form 10-K/A (Amendment No.2) (“10-K/A”) for the fiscal year ended May 28, 2005. Certain amounts in prior periods’ financial statements and related notes have been reclassified to conform with the fiscal 2006 presentation. Customer cash discounts were reclassified from selling, general and administrative expenses to net sales. The reclassifications had no impact on net income or stockholders’ equity for any reportable period presented.

Note B – Restatement

On April 4, 2006, the Company concluded that its previously issued condensed consolidated financial statements, including those for its three month periods ended September 3, 2005 and August 28, 2004, should not be relied upon as a result of errors discovered by the Company in the accounts of an Italian subsidiary, RES S.r.l. (“Ingenium”). The unaudited condensed consolidated financial statements for the three month periods ended September 3, 2005 and August 28, 2004 have been amended and restated to correct these errors. In addition, the Company has amended and restated the three month periods ended September 3, 2005 and August 28, 2004 condensed consolidated financial statements for certain other errors. The following table summarizes the effects of the restatement adjustments as described above on net income:

	First Quarter
	FY 2006	FY 2005
Net income as previously reported	$1,562	$807
Increased (decreased) income:
Ingenium adjustments	(338)	156
Other adjustments	596	(59)

Net income, as restated	$1,820	$904

The following tables summarize the significant effects of the restatement:

Balance Sheet	September 3, 2005		May 28, 2005
	As Reported	As Restated	As Reported	As Restated
Cash	$20,285	$19,706	$24,530	$24,301
Receivables	104,121	104,195	106,928	106,152
Inventories	112,936	112,082	102,272	101,555
Prepaid expenses	5,188	5,188	3,293	3,380
Deferred income taxes	6,644	4,911	6,644	4,911
Total current assets	249,174	246,082	243,667	240,299
Property, plant and equipment, net	31,597	31,455	31,821	31,712
Other intangible assets, net	1,375	1,402	1,018	1,045
Non-current deferred income taxes	411	—	428	—
Total assets	300,061	296,443	287,818	283,940
Accounts payable	45,962	47,287	39,305	40,392
Accrued liabilities	23,738	24,512	22,731	23,762
Total current liabilities	93,151	95,250	84,341	86,459
Non-current deferred income taxes	—	673	—	656
Total liabilities	193,172	195,944	183,770	186,544
Accumulated deficit	(8,380)	(14,586)	(9,942)	(16,406)
Accumulated other comprehensive income (loss)	1,231	1,047	(643)	(831)
Total stockholders’ equity	106,889	100,499	104,048	97,396
Total liabilities and stockholders’ equity	300,061	296,443	287,818	283,940

	For the three months ended
Statement of Income (Loss)	September 3, 2005		August 28, 2004
	As Reported	As Restated	As Reported	As Restated
Cost of sales	$119,329	$119,613	$104,918	$104,592
Gross margin	38,816	38,532	33,529	33,855
Selling, general & administrative expenses	33,067	32,981	29,216	29,476
Operating income	5,889	5,691	4,323	4,389
Interest expense	2,321	2,277	2,257	2,257
Income before income taxes	3,769	3,615	1,128	1,194
Income tax provision	2,207	1,795	321	290
Net income	1,562	1,820	807	904

Net income per common share - basic (as restated):
Common stock	$0.09	$0.11	$0.05	$0.06

Class B common stock	$0.08	$0.10	$0.04	$0.05

Net income per share - diluted (as restated):
Common stock	$0.09	$0.10	$0.05	$0.06

Class B common stock	$0.08	$0.10	$0.04	$0.05

	For the three months ended
Statement of Cash Flows	September 3, 2005		August 28, 2004
	As Reported	As Restated	As Reported	As Restated
Net cash provided by (used in) operating activities	$5,150	$4,800	$(9,601)	$(9,489)
Net cash used in investing activities	(7,352)	(7,353)	(2,917)	(2,836)
Effect of exchange rate changes on cash and cash equivalents	75	76	(109)	(109)

Note C – Investment in Marketable Equity Securities

The Company’s investments are primarily equity securities, all of which are classified as available-for-sale and are carried at their fair value based on the quoted market prices. Proceeds from the sale of the securities were $401 and $144 during the first quarter of fiscal 2006 and fiscal 2005, respectively, all of which were subsequently reinvested. Gross realized gains on those sales were $51 and $22 in the first quarter of fiscal 2006 and 2005, respectively. Gross realized losses on those sales were $1 and $17 in the first quarter of fiscal 2006 and 2005, respectively. Net unrealized holding losses of $68 and net unrealized holding gains of $119 have been included in accumulated comprehensive income (loss) for fiscal 2006 and 2005, respectively.

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

Note D – Assets Held for Sale

On August 4, 2005, the Company entered into a contract to sell approximately 1.5 acres of real estate and a building located in Geneva, Illinois for $3,000. The contract is subject to a number of conditions, including inspections, environmental testing, and other customary conditions. Although the sale of the real estate and building is expected to close within one year from the date of the agreement, the Company cannot give any assurance as to the timing or successful completion of the transaction.

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

The following table provides changes in carrying value of other intangible assets not subject to amortization:

	Other Intangible Assets Not Subject to Amortization
	Reportable Segments
	RFWC	IPG	SSD	DSG	Total
Balance at May 28, 2005	$—	$9	$278	$—	$287
Foreign currency translation	—	—	20	—	20

Balance at September 3, 2005	$—	$9	$298	$—	$307

Intangible assets subject to amortization, as well as amortization expense are as follows:

	Intangible Assets Subject to Amortization
	September 3, 2005		May 28, 2005
	Gross Amounts	Accumulated Amortization	Gross Amounts	Accumulated Amortization
	(restated)	(restated)
Debenture costs	$108	$—	$—	$—
Deferred financing costs	3,243	2,286	2,968	2,241
Patents and trademarks	558	528	554	523

Total	$3,909	$2,814	$3,522	$2,764

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

Note F – Restructuring Charges

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

Note G – Warranties

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

Note H - Debt

Long-term debt consists of the following:

	September 3, 2005	May 28, 2005
8¼% convertible debentures, due June 2006	$17,538	$17,538
7¼% convertible debentures, due December 2006	4,753	4,753
7¾% convertible notes, due December 2011	44,683	44,683
Floating-rate multi-currency revolving credit agreement, due October 2009 (4.76% at September 3, 2005)	54,334	53,314
Other	1,189	45

Total debt	122,497	120,333
Less: current portion	(23,451)	(22,305)

Long-term debt	$99,046	$98,028

At September 3, 2005, the Company maintained $99,046 in long-term debt, primarily in the form of one issuance of convertible notes and a multi-currency credit agreement. The Company maintains two issuances of convertible debentures in short-term debt at September 3, 2005 in the amount of $17,538 and $4,753 for the 8¼% convertible senior subordinated debentures (8¼% debentures) and the 7¼% convertible subordinated debentures (7¼% debentures), respectively. This short-term classification resulted from the amended and restated credit agreement requiring the 8¼% and 7¼% debentures to be refinanced prior to February 28, 2006. On August 24, 2005, the Company executed an amendment to the amended and restated credit agreement which extended the refinancing requirement for the 8¼% and 7¼% debentures to June 10, 2006.

In October 2004, the Company’s multi-currency revolving credit agreement is in the amount of approximately $109,000 (the size of the credit line varies based on fluctuations in foreign currency exchange rates). The agreement expires in October 2009, and the outstanding balance at that time will become due. At September 3, 2005, $54,334 was outstanding under the amended and restated credit agreement. The amended and restated credit agreement is principally secured by the Company’s trade receivables and inventory. The amended and restated credit agreement bears interest at applicable LIBOR rates plus a margin, varying with certain financial performance criteria. At September 3, 2005, the applicable margin was 2.25%. Outstanding letters of credit were $1,643 at September 3, 2005, leaving an unused line of $54,231 under the total amended and restated credit agreement; however, this amount was reduced to $1,161 due to maximum permitted leverage ratios. The commitment fee related to the amended and restated credit agreement is 0.25% per annum payable quarterly on the average daily unused portion of the aggregate commitment. The Company’s amended and restated credit agreement consists of the following facilities as of September 3, 2005:

	Capacity	Amount Outstanding	Interest Rate
US Facility	$70,000	$23,100	5.53%
Canada Facility	14,367	8,800	4.25%
Sweden Facility	8,614	8,614	3.45%
UK Facility	8,249	5,866	6.37%
Euro Facility	6,247	6,133	3.86%
Japan Facility	2,731	1,821	1.85%

Total	$110,208	$54,334	4.78%

Note: Due to maximum permitted leverage ratios, the amount of the unused line cannot be calculated on a facility-by-facility basis.

On August 24, 2005, the Company executed an amendment to the amended and restated credit agreement. The amendment changed the maximum permitted leverage ratios and the minimum required fixed charge coverage ratios for each of the first three quarters of fiscal 2006 to provide the Company additional flexibility for these periods. In addition, the amendment also provides that the Company will maintain excess availability on the borrowing base of not less than $23,000 until June 30, 2006 if a default or event of default does not exist on or before this date. The applicable margin pricing was increased by 25 basis points. In addition, the amendment extended the Company’s requirement to refinance the remaining $22,291 aggregate principal amount of the Company’s 7¼% debentures and the 8¼% debentures from February 28, 2006 to June 10, 2006.

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

Note I – Income Taxes

The effective income tax rates for the first quarters ended September 3, 2005 and August 28, 2004 were 49.7% and 24.3%, respectively. The difference between the effective tax rate as compared to the U.S. federal statutory rate of 34% primarily results from the Company’s geographical distribution of taxable income and losses and, in the quarter ended September 3, 2005, subject to valuation allowances related to net operating losses. For the three months ended September 3, 2005, the tax benefit primarily related to net operating losses was limited by the requirement for a valuation allowance of $290, which increased the effective income tax rate by 8%.

Note J – Calculation of Earnings Per Share

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

Diluted earnings per share is calculated by dividing net income, adjusted for interest savings, net of tax, on assumed conversion of convertible debentures and notes, by the actual shares outstanding and share equivalents that would arise from the exercise of stock options, certain restricted stock awards, and the assumed conversion of convertible debentures and notes when dilutive. The Company’s 8¼% and 7¼% debentures and its 7¾% notes are excluded from the calculation for the first quarter of fiscal 2006, and the Company’s 8¼% and 7¼% debentures are excluded from the calculation for the first quarter of fiscal 2005, as assumed conversion and the effect of the interest savings would be anti-dilutive. The per share amounts presented in the Condensed Consolidated Statements of Operations for the first quarter of fiscal 2006 and 2005 are based on the following amounts:

	First Quarter
	FY 2006 (restated)	FY 2005 (restated)
Numerator for basic and diluted EPS:
Net income	$1,820	$904
Less dividends:
Common stock	571	565
Class B common stock	112	114

Undistributed earnings	$1,137	$225

Common stock undistributed earnings	$950	$184
Class B common stock undistributed earnings - basic	187	41

Total undistributed earnings - common stock and Class B common stock - basic	$1,137	$225

Common stock undistributed earnings	$951	$184
Class B common stock undistributed earnings - diluted	186	41

Total undistributed earnings - Class B common stock - diluted	$1,137	$225

Denominator for basic and diluted EPS:
Denominator for basic EPS:
Common stock weighted average shares	14,264	12,703
Class B common stock weighted average shares, and shares under if-converted method for diluted earnings per share	3,120	3,169
Effect of dilutive securities:
Unvested restricted stock awards	4	21
Dilutive stock options	100	231

Denominator for diluted EPS adjusted weighted average shares and assumed conversions	17,488	16,124

Net income per share (as restated):
Common stock – basic	$0.11	$0.06

Class B common stock – basic	$0.10	$0.05

Common stock – diluted	$0.10	$0.06

Class B common stock – diluted	$0.10	$0.05

As of the first quarter of fiscal 2006, 1,619 common stock options were anti-dilutive and were not included in the dilutive earnings per common share calculation. As of the first quarter of fiscal 2005, 1,268 common stock options were anti-dilutive and were not included in the dilutive earnings per common share calculation.

Note K – Stock-Based Compensation

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

	First Quarter
	FY 2006 (restated)	FY 2005 (restated)
Net income, as reported	$1,820	$904
Add: Stock-based compensation expense included in reported net income, net of income tax	1	51
Deduct: Stock-based compensation expense determined under fair value-based method for all awards, net of income tax	(183)	(216)

Pro-forma net income	$1,638	$739

Net income per share, as reported (as restated):
Common stock – basic	$0.11	$0.06

Class B common stock – basic	$0.10	$0.05

Common stock – diluted	$0.10	$0.06

Class B common stock – diluted	$0.10	$0.05

Net income per share, pro forma (as restated):
Common stock – basic	$0.10	$0.05

Class B common stock – basic	$0.09	$0.04

Common stock – diluted	$0.09	$0.05

Class B common stock – diluted	$0.09	$0.04

Note L – Segment Information

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

Accounts receivable, inventory, and goodwill are identified by SBU. Cash, net property, and other assets are not identifiable by SBU. Operating results for each SBU are summarized in the following table:

	Sales	Gross Margin	Contribution	Assets
		(restated)	(restated)	(restated)
First Quarter Fiscal 2006
RFWC	$72,473	$16,024	$9,236	$90,895
IPG	32,522	9,904	6,532	58,432
SSD	26,904	7,014	2,248	36,304
DSG	24,450	6,015	2,794	31,901

Total	$156,349	$38,957	$20,810	$217,532

First Quarter Fiscal 2005
RFWC	$64,427	$14,996	$8,297	$92,641
IPG	29,647	9,107	6,240	51,974
SSD	25,761	6,498	2,577	35,095
DSG	16,980	4,133	1,807	24,872

Total	$136,815	$34,734	$18,921	$204,582

A reconciliation of net sales, gross margin, direct operating contribution, and assets to the relevant consolidated amounts is as follows. Other assets not identified include miscellaneous receivables, manufacturing inventories, and other assets.

	First Quarter
	FY 2006	FY 2005
Segment net sales	$156,349	$136,815
Corporate	1,796	1,632

Net sales	$158,145	$138,447

Segment gross margin (restated)	$38,957	$34,734
Manufacturing variances and other costs	(425)	(879)

Gross margin (restated)	$38,532	$33,855

Segment contribution (restated)	$20,810	$18,921
Manufacturing variances and other costs	(425)	(879)
Regional selling expenses	(5,388)	(4,539)
Administrative expenses (restated)	(9,446)	(9,124)
Gain on disposal of assets	140	10

Operating income (restated)	$5,691	$4,389

	First Quarter
	FY 2006	FY 2005
	(restated)
Segment assets	$217,532	$202,223
Cash and cash equivalents	19,706	24,301
Other current assets	22,013	20,211
Net property	31,455	31,712
Other assets	5,737	5,493

Total assets	$296,443	$283,940

Geographic net sales information is primarily grouped by customer destination into five areas: North America, Europe, Asia/Pacific, Latin America, and Corporate. Europe includes sales to the Middle East and Africa. Net sales to Mexico are included as part of Latin America. Corporate consists of freight and non-area specific sales.

Net sales and gross margin by geographic region are presented in the table below:

	First Quarter
	FY 2006	FY 2005
Net Sales
North America	$82,121	$74,340
Europe	32,806	29,502
Asia/Pacific	37,200	28,789
Latin America	6,000	4,865
Corporate	18	951

Total	$158,145	$138,447

Gross Margin
North America	$21,489	$18,969
Europe (restated)	9,326	8,753
Asia/Pacific	9,138	6,716
Latin America	1,522	1,294
Corporate	(2,943)	(1,877)

Total (restated)	$38,532	$33,855

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

Note M – Recently Issued Pronouncements

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

Note N – Subsequent Events

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (in thousands, except per share amounts and except where indicated)

As discussed in Note B of the Notes to the Condensed Consolidated Financial Statements, the Company’s condensed consolidated financial statements have been amended and restated. The accompanying Management’s Discussion and Analysis gives effect to the restatement.

Except for the historical information contained herein, the matters discussed in this Quarterly Report on Form 10-Q/A are forward-looking statements relating to future events, which involve certain risks and uncertainties. Further, there can be no assurance that the trends reflected in historical information will continue in the future.

Investors should consider carefully the following risk factors, in addition to the other information included and incorporated by reference in the Quarterly Report on Form 10-Q/A. All statements other than statements of historical facts included in this report are statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. The words “expect,” “estimate,” “anticipate,” “predict,” “believe,” and similar expressions and variations thereof are intended to identify forward-looking statements. Such statements appear in a number of places in this report and include statements regarding the intent, belief, or current expectations of the Company, its directors, or its officers with respect to, among other things: (i) trends affecting the Company’s financial condition or results of operations; (ii) the Company’s financing plans; (iii) the Company’s business and growth strategies, including potential acquisitions; and (iv) other plans and objectives for future operations. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties and actual results may differ materially from those predicted in the forward-looking statements or which may be anticipated from historical results or trends.

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

For more discussion of such risks, see “Risk Factors” in the Company’s Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on August 31, 2006.

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

Consolidated gross margins increased 13.8% to $38,532 in the first quarter of fiscal 2006 as compared with $33,855 in the same period last fiscal year due mainly to an increase in sales volume. Consolidated gross margin as a percentage of net sales was 24.4% in the first quarter of fiscal 2006 versus 24.5% in the first quarter of last fiscal year. Gross margin for each SBU and gross margin as a percentage of net sales are presented in the following table. Gross margin reflects the distribution and manufacturing product margin less manufacturing variances, customer returns, scrap and cycle count adjustments, engineering costs, inventory overstock charges, and other provisions. Gross margin on freight, general inventory obsolescence provisions, and miscellaneous costs are included under the caption “Corporate.”

Gross Margin

	FY 2006	% of Net Sales	FY 2005	% of Net Sales
First Quarter	(restated)		(restated)
RFWC	$16,024	22.1%	$14,996	23.3%
IPG	9,904	30.5%	9,107	30.7%
SSD	7,014	26.1%	6,498	25.2%
DSG	6,015	24.6%	4,133	24.3%
Corporate	(425)		(879)

Total	$38,532	24.4%	$33,855	24.5%

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

RF & Wireless Communications Group

RFWC net sales increased 12.5% in the first quarter of fiscal 2006 to $72,473 as compared with $64,427 in the same period last fiscal year. The sales growth was due mainly to an increase in sales of the network access and infrastructure product lines with growth of 24.4% and 22.2% to $30,616 and $21,355, respectively, offset by lower net sales of passive/interconnect products. The sales growth was the main contributor to the gross margin increase of 6.9% to $16,024; however, RFWC gross margin percentage declined to 22.1% from 23.3% due mainly to product mix.

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

Display Systems Group

DSG net sales grew 44.0% in the first quarter of fiscal 2006 to $24,450 as compared with $16,980 in the first quarter of fiscal 2005. The sales growth was mainly due to the Kern acquisition and to an increase in sales of the custom display and medical monitor product lines with increases of 135.1% and 15.9% to $9,138 and $8,849, respectively. Net sales for Kern in the first quarter of fiscal 2006 were $3,413. DSG gross margin increased 45.5% to $6,015 and the gross margin percentage increased to 24.6% from 24.3%.

Sales by Geographic Area

On a geographic basis, the Company categorizes its sales by destination: North America, Europe, Asia/Pacific, Latin America, and Corporate. Net sales and gross margin, as a percent of net sales, by geographic area are as follows (in thousands):

Net Sales

First Quarter	FY 2006	FY 2005	% Change
North America	$82,121	$74,340	10.5%
Europe	32,806	29,502	11.2%
Asia/Pacific	37,200	28,789	29.2%
Latin America	6,000	4,865	23.3%
Corporate	18	951

Total	$158,145	$138,447	14.2%

Gross Margin

	FY 2006	% of Net Sales	FY 2005	% of Net Sales
First Quarter	(restated)		(restated)
North America	$21,489	26.2%	$18,969	25.5%
Europe	9,326	28.4%	8,753	29.7%
Asia/Pacific	9,138	24.6%	6,716	23.3%
Latin America	1,522	25.4%	1,294	26.6%
Corporate	(2,943)		(1,877)

Total	$38,532	24.4%	$33,855	24.5%

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

Net sales in Europe grew to $32,806 in the first three months of fiscal 2006, 11.2% higher than $29,502 in the same period a year ago due mainly to the Kern acquisition. Gross margin as a percentage of sales in Europe decreased in the first three months of fiscal 2006 to 28.4% from 29.7% in the prior year, primarily due to lower RFWC gross margins in Europe and a shift in product mix.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) increased 11.9% to $32,981 in the first quarter of fiscal 2006 as compared with $29,476 in same period last fiscal year. The increase in expenses was primarily due to the acquisition of Kern and the additional week of payroll included in the first quarter of fiscal 2006 as compared with the first quarter of fiscal 2005. For the first quarter of fiscal 2006, total SG&A decreased to 20.9% of net sales compared to 21.3% in last fiscal year’s first quarter.

Other (Income) Expense

In the first quarter of fiscal 2006, other (income) expense decreased to $2,076 from $3,195 the first quarter of fiscal 2005. Other (income) expense included a foreign exchange gain of $137 in the first quarter of fiscal 2006 as compared with a foreign exchange loss of $901 last year. The foreign exchange variance was due to the strengthening of the U.S. dollar, primarily related to intercompany receivables held by the U.S. parent company and denominated in foreign currencies. Interest expense of $2,277 was relatively flat with the prior year’s first quarter.

Income Tax Provision

The effective income tax rates for the fiscal years ended September 3, 2005 and August 28, 2004 were 49.7% and 24.3%, respectively. The difference between the effective tax rate as compared to the U.S. federal statutory rate of 34% primarily results from the Company’s geographical distribution of taxable income and losses, and, in the quarter ended September 3, 2005, subject to valuation allowances related to net operating losses. For the three months ended September 3, 2005, the tax benefit primarily related to net operating losses was limited by the requirement for a valuation allowance of $290, which increased the effective income tax rate by 8.0%.

Net Income and Per Share Data

Net income for the first quarter of fiscal 2006 was $1,820, or $0.10 per diluted common share or $0.10 per diluted Class B common share, as compared with $904, or $0.06 per diluted common share or $0.05 per diluted Class B common share in the first quarter of fiscal 2005.

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

Cash and cash equivalents were $19,706 at September 3, 2005, a decrease of $4,595 from fiscal 2005 year end. Cash provided by operating activities for the first quarter of fiscal 2006 was $4,800 versus cash utilization of $9,489 in the same period last year. The increase was mainly due to lower accounts receivables and higher accounts payable and accrued liabilities, offset by higher inventory levels needed for stocking requirements due to anticipated sales growth.

Net cash used in investing activities of $7,353 was a result of the acquisition, effective June 1, 2005, of Kern located in Donaueschingen in southern Germany. The cash outlay for Kern was $6,524, net of cash acquired. Kern is one of the leading display technology companies in Europe with world wide customers in manufacturing, OEM, medicine, multimedia, IT trading, system houses, and other industries.

Net cash used in financing activities of $2,118 was primarily due to payments of debt during the first quarter of fiscal 2006.

In October 2004, the Company renewed its multi-currency revolving credit agreement with the current lending group in the amount of $109,000 (the size of the credit line varies based on fluctuations in foreign currency exchange rates). The agreement expires in October 2009, and the outstanding balance at that time will become due. At September 3, 2005, $54,334 was outstanding under the amended and restated credit agreement. The amended and restated credit agreement is principally secured by the Company’s trade receivables and inventory. The amended and restated credit agreement bears interest at applicable LIBOR rates plus a margin, varying with certain financial performance criteria. At September 3, 2005, the applicable margin was 2.25%. Outstanding letters of credit were $1,643 at September 3, 2005, leaving an unused line of $54,231 under the total amended and restated credit agreement; however, this amount was reduced to $1,161 due to maximum permitted leverage ratios. The commitment fee related to the amended and restated credit agreement is 0.25% per annum payable quarterly on the average daily unused portion of the aggregate commitment. The Company’s amended and restated credit agreement consists of the following facilities as of September 3, 2005:

	Capacity	Amount Outstanding	Interest Rate
US Facility	$70,000	$23,100	5.53%
Canada Facility	14,367	8,800	4.25%
Sweden Facility	8,614	8,614	3.45%
UK Facility	8,249	5,866	6.37%
Euro Facility	6,247	6,133	3.86%
Japan Facility	2,731	1,821	1.85%

Total	$110,208	$54,334	4.78%

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

Had the U.S. dollar strengthened 10% against various foreign currencies, sales would have been lower by an estimated $6,100 in the first quarter of fiscal 2006 and $5,200 in the first quarter of fiscal 2005. Total assets would have declined by an estimated $11,800 as of the quarter ended September 3, 2005 and an estimated $10,600 as of the fiscal year ended May 28, 2005, while the total liabilities would have decreased by an estimated $4,800 as of the quarter ended September 3, 2005 and an estimated $4,200 as of the fiscal year ended May 28, 2005.

The interpretation and analysis of these disclosures should not be considered in isolation since such variances in interest rates and exchange rates would likely influence other economic factors. Such factors, which are not readily quantifiable, would likely also affect the Company’s operations.

For an additional description of the Company’s market risk, see “Item 7A – Quantitative and Qualitative Disclosures about Market Risk – Risk Management and Market Sensitive Financial Instruments” in the Company’s Annual Report on Form 10-K/A for the fiscal year ended May 28, 2005.

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of September 3, 2005. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of September 3, 2005 due to material weaknesses in the Company’s internal control over financial reporting disclosed in “Item 9A. Controls and Procedures” of the Company’s Annual Report on Form 10-K/A for the fiscal year ended May 28, 2005. The weaknesses were (1) deficiencies in the Company’s control environment, (2) inadequate controls associated with the accounting for income taxes, (3) inadequate financial statement preparation and review procedures, and (4) deficiency related to the application of accounting literature. To address these material weaknesses, the Company has expanded its disclosure controls and procedures to include additional analysis and other post-closing procedures. Accordingly, management believes that the financial statements included in this report fairly present in all material respects the Company’s financial position, results of operations and cash flows for the periods presented.

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

The description of this Waiver and Third Amendment is qualified in its entirety by reference to the Waiver and Third Amendment, a copy of which is filed as Exhibit 10(ac)(3) to this Form 10-Q/A and incorporated by reference herein.

ITEM 6. EXHIBITS

See exhibit index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RICHARDSON ELECTRONICS, LTD.

	By:	/s/ David J. DeNeve
Date: August 31, 2006		David J. DeNeve Senior Vice President and Chief Financial Officer (on behalf of the Registrant and as Principal financial and accounting officer)

Exhibit Index

(c)	EXHIBITS

Exhibit Number	Description
3(a)	Restated Certificate of Incorporation of the Company, incorporated by reference to Appendix B to the Proxy Statement / Prospectus dated November 13, 1986, incorporated by reference to the Company’s Registration Statement on Form S-4, Commission File No. 33-8696.

3(b)	By-laws of the Company, as amended, incorporated by reference to Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1997, Commission File No. 000-12906.

10(ac)(3)	Waiver and Third Amendment to Amended and Restated Revolving Credit Agreement, dated October 12, 2005, by and among the Company, Burtek Systems, Inc., Richardson Electronics Canada, Ltd., Richardson Electronics Limited, RESA, SNC, Richardson Electronique SNC, Richardson Electronics Iberica, S.A., Richardson Electronics GmbH, Richardson Electronics Benelux B.V., Richardson Sweden Holding AB, Richardson Electronics KK, JP Morgan Bank, N.A., London Branch, JPMorgan Chase Bank, N.A., Canada Branch, JPMorgan Chase Bank, N.A., Tokyo Branch, JPMorgan Chase Bank, N.A, incorporated by reference to Exhibit 10(ac)(3) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 3, 2005, Commission File No. 000-12906.

31.1	Certification of Edward J. Richardson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed pursuant to Part I).

31.2	Certification of David J. DeNeve pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed pursuant to Part I).

32	Certifications pursuant to the Section 906 of the Sarbanes-Oxley Act of 2002 (filed pursuant to Part I).