Form 10-Q/A
period 2005-12-03
RICHARDSON ELECTRONICS LTD/DE
filed 2006-08-31
CIK 355948

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

EXPLANATORY NOTE (Amendment No. 1)

Richardson Electronics, Ltd. (the “Company”) is filing this first amendment to its Form 10-Q for the three-month period ended December 3, 2005, which was previously filed with the Securities and Exchange Commission (the “SEC”) on January 10, 2006, to amend and restate its condensed consolidated financial statements and other financial information for the Company’s three and six month periods ended December 3, 2005 and November 27, 2004.

On April 4, 2006, the Company concluded that its previously issued condensed consolidated financial statements, including those for its three and six month periods ended December 3, 2005 and November 27, 2004, should not be relied upon as a result of errors discovered by the Company in the accounts of an Italian subsidiary, RES S.r.l. (“Ingenium”). The unaudited condensed consolidated financial statements for the three-month and six-month periods ended December 3, 2005 and November 27, 2004, included herein, have been restated to correct these errors and certain other errors (see Note B of the notes to the condensed consolidated financial statements). The restatement changed net income for the three and six months ended December 3, 2005 from $474,000 and $2,036,000, respectively, to $293,000 and $2,113,000, respectively, and the net income for the three and six months ended November 27, 2004 from $4,045,000 and $4,851,000, respectively, to $3,290,000 and $4,194,000, respectively.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Richardson Electronics, Ltd.

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

	Unaudited December 3, 2005 (restated)	May 28, 2005
Assets
Current assets:
Cash and cash equivalents	$14,776	$24,301
Receivables, less allowance of $1,826 and $1,934	108,468	106,152
Inventories	111,375	101,555
Prepaid expenses	4,193	3,380
Deferred income taxes	5,357	4,911

Total current assets	244,169	240,299

Other assets:
Property, plant and equipment, net	31,729	31,712
Goodwill	12,430	6,149
Other intangible assets, net	2,295	1,045
Assets held for sale	160	—
Other assets	4,686	4,735

Total other assets	51,300	43,641

Total assets	$295,469	$283,940

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$50,219	$40,392
Accrued liabilities	24,679	23,762
Current portion of long-term debt	23,426	22,305

Total current liabilities	98,324	86,459

Non-current liabilities:
Long-term debt, less current portion	94,698	98,028
Non-current deferred income taxes	661	656
Non-current liabilities	1,009	1,401

Total non-current liabilities	96,368	100,085

Total liabilities	194,692	186,544

Stockholders’ equity:
Common stock, $.05 par value; issued 15,644 shares at December 3, 2005 and 15,597 shares at May 28, 2005	782	780
Class B common stock, convertible, $.05 par value; issued 3,110 shares at December 3, 2005 and 3,120 shares at May 28, 2005	155	156
Preferred stock, $1.00 par value, no shares issued	—	—
Additional paid-in capital	120,492	121,591
Common stock in treasury, at cost; 1,329 shares at December 3, 2005 and 1,332 shares at May 28, 2005	(7,876)	(7,894)
Accumulated deficit	(14,293)	(16,406)
Accumulated other comprehensive income (loss)	1,517	(831)

Total stockholders’ equity	100,777	97,396

Total liabilities and stockholders’ equity	$295,469	$283,940

See notes to condensed consolidated financial statements.

Richardson Electronics, Ltd.

Condensed Consolidated Statements of Operations

and Comprehensive Income

(Unaudited) (in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	December 3, 2005 (restated)	November 27, 2004 (restated)	December 3, 2005 (restated)	November 27, 2004 (restated)
Statements of Operations

Net sales	$155,837	$151,274	$313,982	$289,721
Cost of sales	116,331	115,412	235,944	220,004

Gross margin	39,506	35,862	78,038	69,717
Selling, general and administrative expenses	32,283	32,126	65,264	61,602
Gain on disposal of assets	(22)	(17)	(162)	(27)

Operating income	7,245	3,753	12,936	8,142

Other (income) expense:
Interest expense	2,320	2,184	4,597	4,441
Investment income	(23)	—	(131)	—
Foreign exchange (gain) loss	3,819	(3,299)	3,682	(2,398)
Other, net	131	(89)	175	(52)

Total other (income) expense	6,247	(1,204)	8,323	1,991

Income before income taxes	998	4,957	4,613	6,151
Income tax provision	705	1,667	2,500	1,957

Net income	$293	$3,290	$2,113	$4,194

Net income per share, as restated:
Net income per share – basic:
Common stock	$0.02	$0.19	$0.12	$0.26

Common stock average shares outstanding	14,293	14,126	14,284	13,420

Class B common stock	$0.02	$0.17	$0.11	$0.23

Class B common stock average shares outstanding	3,110	3,158	3,110	3,158

Net income per share – diluted:
Common stock	$0.02	$0.19	$0.12	$0.25

Common stock average shares outstanding	17,462	17,479	17,475	16,801

Class B common stock	$0.02	$0.17	$0.11	$0.23

Class B common stock average shares outstanding	3,110	3,158	3,110	3,158

Dividends per common share	$0.040	$0.040	$0.080	$0.080

Dividends per Class B common share	$0.036	$0.036	$0.072	$0.072

Statements of Comprehensive Income

Net income	$293	$3,290	$2,113	$4,194
Foreign currency translation	173	1,481	1,380	1,484
Fair value adjustments on investments, net of income tax effect	118	(23)	76	59
Cash flow hedges, net of income tax effect	—	—	—	41

Comprehensive income	$584	$4,748	$3,569	$5,778

See notes to condensed consolidated financial statements.

Richardson Electronics, Ltd.

Condensed Consolidated Statements of Cash Flows

(Unaudited) (in thousands)

	Three Months Ended		Six Months Ended
	December 3, 2005 (restated)	November 27, 2004 (restated)	December 3, 2005 (restated)	November 27, 2004 (restated)
Operating activities:
Net income	$293	$3,290	$2,113	$4,194
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	1,549	1,238	3,065	2,624
Gain on disposal of assets	(22)	(17)	(162)	(27)
Deferred income taxes	(507)	1,908	(484)	2,310
Receivables	(5,968)	(4,828)	(1,963)	(4,023)
Inventories	900	(405)	(6,503)	(11,014)
Accounts payable and accrued liabilities	2,497	(391)	9,243	2,428
Other liabilities	87	2,650	(332)	(2,271)
Other	3,218	(2,726)	1,870	(2,991)

Net cash provided by (used in) operating activities	2,047	719	6,847	(8,770)

Investing activities:
Capital expenditures	(1,667)	(2,397)	(2,737)	(4,695)
Proceeds from sale of assets	33	5	274	12
Business acquisitions, net of cash acquired	(309)	—	(6,833)	(545)
Proceeds from sales of available-for-sale securities	335	990	736	1,134
Purchases of available-for-sale securities	(335)	(990)	(736)	(1,134)

Net cash used in investing activities	(1,943)	(2,392)	(9,296)	(5,228)

Financing activities:
Proceeds from borrowings	67,827	16,500	90,097	36,500
Payments on debt	(70,663)	(11,037)	(94,183)	(49,793)
Proceeds from issuance of common stock	197	22	283	27,915
Cash dividends	(684)	(680)	(1,366)	(1,359)
Other	(1,066)	(326)	(1,338)	(326)

Net cash provided by (used in) financing activities	(4,389)	4,479	(6,507)	12,937

Effect of exchange rate changes on cash and cash equivalents	(645)	1,166	(569)	1,057

Increase (decrease) in cash and cash equivalents	(4,930)	3,972	(9,525)	(4)
Cash and cash equivalents at beginning of period	19,706	12,596	24,301	16,572

Cash and cash equivalents at end of period	$14,776	$16,568	$14,776	$16,568

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

The financial information contained in this report should be read in conjunction with the Company’s Annual Report on Form 10-K/A (Amendment No. 2) (“10-K/A”) for the fiscal year ended May 28, 2005. Certain amounts in prior periods’ financial statements and related notes have been reclassified to conform with the fiscal 2006 presentation. Customer cash discounts were reclassified from selling, general and administrative expenses to net sales. The reclassifications had no impact on net income or stockholders’ equity for any reportable period presented.

Note B – Restatement

On April 4, 2006, the Company concluded that its previously issued condensed consolidated financial statements, including those for its three and six month periods ended December 3, 2005 and November 27, 2004, should not be relied upon as a result of errors discovered by the Company in the accounts of an Italian subsidiary, RES S.r.l. (“Ingenium”). The unaudited condensed consolidated financial statements for the three and six month periods ended December 3, 2005 and November 27, 2004 have been amended and restated to correct these errors. In addition, the Company has amended and restated the three and six month periods ended December 3, 2005 and November 27, 2004 condensed consolidated financial statements for certain other errors. The following table summarizes the effects of the restatement adjustments as described above on net income:

	Three Months		Six Months
	December 3, 2005	November 27, 2004	December 3, 2005	November 27, 2004
Net income as previously reported	$474	$4,045	$2,036	$4,851
Increased (decreased) income:
Ingenium adjustments	(183)	(732)	(521)	(576)
Other adjustments	2	(23)	598	(81)

Net income, as restated	$293	$3,290	$2,113	$4,194

The following tables summarize the significant effects of the restatement:

Balance Sheet	December 3, 2005		May 28, 2005
	As Reported	As Restated	As Reported	As Restated
Cash	$15,972	$14,776	$24,530	$24,301
Receivables	108,584	108,468	106,928	106,152
Inventories	112,012	111,375	102,272	101,555
Prepaid expenses	4,193	4,193	3,293	3,380
Deferred income taxes	7,090	5,357	6,644	4,911
Total current assets	247,851	244,169	243,667	240,299
Property, plant and equipment, net	31,838	31,729	31,821	31,712
Other intangible assets, net	2,268	2,295	1,018	1,045
Non-current deferred income taxes	423	—	428	—
Total assets	299,656	295,469	287,818	283,940
Accounts payable	49,332	50,219	39,305	40,392
Accrued liabilities	24,041	24,679	22,731	23,762
Total current liabilities	96,799	98,324	84,341	86,459
Non-current deferred income taxes	—	661	—	656
Total liabilities	192,506	194,692	183,770	186,544
Accumulated deficit	(7,906)	(14,293)	(9,942)	(16,406)
Accumulated other comprehensive income (loss)	1,503	1,517	(643)	(831)
Total stockholders’ equity	107,150	100,777	104,048	97,396
Total liabilities and stockholders’ equity	299,656	295,469	287,818	283,940

Statements of Income (Loss)	For the three months ended				For the six months ended
	December 3, 2005		November 27, 2004		December 3, 2005		November 27, 2004
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
Cost of sales	$116,199	$116,331	$114,320	$115,412	$235,528	$235,944	$219,238	$220,004
Gross margin	39,638	39,506	36,954	35,862	78,454	78,038	70,483	69,717
Selling, general & administrative expenses	32,234	32,283	32,048	32,126	65,301	65,264	61,264	61,602
Operating income	7,426	7,245	4,923	3,753	13,315	12,936	9,246	8,142
Interest expense	2,320	2,320	2,184	2,184	4,641	4,597	4,441	4,441
Income before income taxes	1,179	998	6,127	4,957	4,948	4,613	7,255	6,151
Income tax provision	705	705	2,082	1,667	2,912	2,500	2,404	1,957
Net income	474	293	4,045	3,290	2,036	2,113	4,851	4,194

Net income per share - basic:
Common stock	$0.03	$0.02	$0.24	$0.19	$0.12	$0.12	$0.30	$0.26

Class B common stock	$0.02	$0.02	$0.21	$0.17	$0.11	$0.11	$0.27	$0.23

Net income per share - diluted:
Common stock	$0.03	$0.02	$0.23	$0.19	$0.12	$0.12	$0.29	$0.25

Class B common stock	$0.02	$0.02	$0.21	$0.17	$0.11	$0.11	$0.26	$0.23

Statements of Cash Flows	For the three months ended				For the six months ended
	December 3, 2005		November 27, 2004		December 3, 2005		November 27, 2004
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
Net cash provided by (used in) operating activities	$2,634	$2,047	$1,509	$719	$7,784	$6,847	$(8,092)	$(8,770)

Net cash used in investing activities	(1,880)	(1,943)	(2,599)	(2,392)	(9,232)	(9,296)	(5,516)	(5,228)

Effect of exchange rate changes on cash and cash equivalents	(678)	(645)	1,181	1,166	(603)	(569)	1,072	1,057

Note C – Investment in Marketable Equity Securities

The Company’s investments are primarily equity securities, all of which are classified as available-for-sale and are carried at their fair value based on the quoted market prices. Proceeds from the sale of the securities were $335 and $736 during the second quarter and first six months of fiscal 2006, respectively, and $990 and $1,134 during the same periods of fiscal 2005, all of which were subsequently reinvested. Gross realized gains on those sales were $50 and $101 for the second quarter and first six months of fiscal 2006, respectively, and $88 and $110 for the same periods of fiscal 2005. Gross realized losses on those sales were $42 and $43 for the second quarter and first six months of fiscal 2006, respectively, and $31 and $48 for the same periods of fiscal 2005. Net unrealized holding gains of $191 and $123 for the second quarter and first six months of fiscal 2006, respectively, and net unrealized holding losses of $23 and net unrealized holding gains of $96 for the second quarter and first six months of fiscal 2005, respectively, have been included in accumulated comprehensive income (loss) for fiscal 2006 and 2005.

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

The following table provides changes in carrying value of other intangible assets not subject to amortization:

	Other Intangible Assets Not Subject to Amortization
	Reportable Segments
	RFPD	EDG	SSD	DSG	Total
Balance at May 28, 2005	$—	$9	$278	$—	$287
Foreign currency translation	—	—	26	—	26

Balance at December 3, 2005	$—	$9	$304	$—	$313

Intangible assets subject to amortization, as well as amortization expense are as follows:

	Intangible Assets Subject to Amortization
	December 3, 2005		May 28, 2005
	Gross Amounts (restated)	Accumulated Amortization (restated)	Gross Amounts	Accumulated Amortization
Deferred financing costs	$4,266	$2,314	$2,968	$2,241
Patents and trademarks	559	529	554	523

Total	$4,825	$2,843	$3,522	$2,764

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

Note H – Debt

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

In October 2004, the Company renewed its multi-currency revolving credit agreement with the current lending group in the amount of approximately $109,000 (the size of the credit line varies based on fluctuations in foreign currency exchange rates). The agreement expires in October 2009, and the outstanding balance at that time will become due. At December 3, 2005, $24,989 was outstanding under the amended and restated credit agreement. The amended and restated credit agreement is principally secured by the Company’s trade receivables and inventory. The amended and restated credit agreement bears interest at applicable LIBOR rates plus a margin, varying with certain financial performance criteria. At December 3, 2005, the applicable margin was 2.25%. Outstanding letters of credit were $2,166 at December 3, 2005, leaving an unused line of $81,536 under the total amended and restated credit agreement; however, this amount was reduced to $24,495 due to maximum permitted leverage ratios. The commitment fee related to the amended and restated credit agreement is 0.25% per annum payable quarterly on the average daily unused portion of the aggregate commitment. The Company’s multi-currency revolving credit agreement consists of the following facilities as of December 3, 2005:

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

Note I – Income Taxes

The effective income tax rates for the second quarter and first six months of fiscal year 2006 were 70.6% and 54.2%, respectively, as compared with 33.6% and 31.8% for the second quarter and first six months of fiscal 2005, respectively. The difference between the effective tax rates as compared to the U.S. federal statutory rate of 34% primarily results from the Company’s geographical distribution of taxable income or losses, and, in the three and six months ended December 3, 2005, subject to valuation allowances related to net operating losses. For the six months ended December 3, 2005, the tax benefit primarily related to domestic net operating losses was limited by the requirement for a valuation allowance of $2,204, which increased the effective income tax rate by 47.8%. During the second quarter of fiscal 2006, income tax reserves of approximately $1,000 for certain income tax exposures were reversed because the statute of limitations with respect to these income tax exposures expired.

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

	Second Quarter		Six Months
	FY 2006 (restated)	FY 2005 (restated)	FY 2006 (restated)	FY 2005 (restated)
Numerator for basic and diluted EPS:
Net income	$293	$3,290	$2,113	$4,194
Less dividends:
Common stock	572	565	1,143	1,130
Class B common stock	112	114	224	228

Undistributed earnings (losses)	$(391)	$2,611	$746	$2,836

Common stock undistributed earnings (losses)	$(327)	$2,174	$624	$2,340
Class B common stock undistributed earnings (losses) – basic	(64)	437	122	496

Total undistributed earnings (losses) – common stock and Class B common stock – basic	$(391)	$2,611	$746	$2,836

Common stock undistributed earnings (losses)	$(327)	$2,179	$624	$2,347
Class B common stock undistributed earnings (losses) – diluted	(64)	432	122	489

Total undistributed earnings (losses) – Class B common stock – diluted	$(391)	$2,611	$746	$2,836

Denominator for basic and diluted EPS:
Denominator for basic EPS:
Common stock weighted average shares	14,293	14,126	14,284	13,420
Class B common stock weighted average shares, and shares under if-converted method for diluted earnings per share	3,110	3,158	3,110	3,158
Effect of dilutive securities:
Unvested restricted stock awards	4	15	4	17
Dilutive stock options	55	180	77	206

Denominator for diluted EPS adjusted weighted average shares and assumed conversions	17,462	17,479	17,475	16,801

Net income per share (as restated):
Common stock – basic	$0.02	$0.19	$0.12	$0.26

Class B common stock – basic	$0.02	$0.17	$0.11	$0.23

Common stock – diluted	$0.02	$0.19	$0.12	$0.25

Class B common stock – diluted	$0.02	$0.17	$0.11	$0.23

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

The restated per share amounts for the first quarter of fiscal 2006 and 2005 are based on the following amounts:

	First Quarter
	FY 2006 (restated)	FY 2005 (restated)
Numerator for basic and diluted EPS:
Net income	$1,820	$904
Less dividends:
Common stock	571	565
Class B common stock	112	114

Undistributed earnings	$1,137	$225

Common stock undistributed earnings	$950	$184
Class B common stock undistributed earnings – basic	187	41

Total undistributed earnings – common stock and Class B common stock – basic	$1,137	$225

Common stock undistributed earnings	$951	$184
Class B common stock undistributed earnings – diluted	186	41

Total undistributed earnings – Class B common stock – diluted	$1,137	$225

Denominator for basic and diluted EPS:
Denominator for basic EPS:
Common stock weighted average shares	14,264	12,703
Class B common stock weighted average shares, and shares under if-converted method for diluted earnings per share	3,120	3,169
Effect of dilutive securities:
Unvested restricted stock awards	4	21
Dilutive stock options	100	231

Denominator for diluted EPS adjusted weighted average shares and assumed conversions	17,488	16,124

Net income per share (as restated):
Common stock – basic	$0.11	$0.06

Class B common stock – basic	$0.10	$0.05

Common stock – diluted	$0.10	$0.06

Class B common stock – diluted	$0.10	$0.05

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

	Second Quarter		Six Months
	FY 2006 (restated)	FY 2005 (restated)	FY 2006 (restated)	FY 2005 (restated)
Net income, as reported	$293	$3,290	$2,113	$4,194
Add: Stock-based compensation expense included in reported net income, net of income tax	2	51	3	102
Deduct: Stock-based compensation expense determined under fair value-based method for all awards, net of income tax	(184)	(216)	(367)	(431)

Pro-forma net income	$111	$3,125	$1,749	$3,865

Net income per share, as reported (as restated):
Common stock – basic	$0.02	$0.19	$0.12	$0.26

Class B common stock – basic	$0.02	$0.17	$0.11	$0.23

Common stock – diluted	$0.02	$0.19	$0.12	$0.25

Class B common stock – diluted	$0.02	$0.17	$0.11	$0.23

Net income per share, pro forma (as restated):
Common stock – basic	$0.01	$0.18	$0.10	$0.24

Class B common stock – basic	$0.01	$0.17	$0.09	$0.21

Common stock – diluted	$0.01	$0.18	$0.10	$0.23

Class B common stock – diluted	$0.01	$0.16	$0.09	$0.21

Had the Company’s option plans and stock purchase plan been treated as compensatory under the provisions of SFAS No. 123, the Company’s net income and net income per share (restated using the two-class method of calculating earnings per share, see Note J) for the first quarter of fiscal 2006 would have been affected as follows:

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

Accounts receivable, inventory, and goodwill are identified by SBU. Cash, net property, and other assets are not identifiable by SBU. Operating results for each SBU are summarized in the following table:

	Sales	Gross Margin (restated)	Direct Operating Contribution (restated)	Assets (restated)
Second Quarter Fiscal 2006
RFPD	$79,569	$18,645	$11,653	$102,959
EDG	24,607	7,712	5,278	49,989
SSD	28,268	7,155	2,412	38,095
DSG	21,894	6,118	2,631	33,523

Total	$154,338	$39,630	$21,974	$224,566

Second Quarter Fiscal 2005
RFPD	$75,197	$16,760	$9,139	$107,237
EDG	23,465	7,336	4,288	42,244
SSD	27,360	7,304	2,832	38,317
DSG	23,562	5,298	2,783	27,877

Total	$149,584	$36,698	$19,042	$215,675

	Sales	Gross Margin (restated)	Direct Operating Contribution (restated)	Assets (restated)
Six Months Fiscal 2006
RFPD	$160,726	$36,841	$22,709	$102,959
EDG	48,445	15,444	9,990	49,989
SSD	55,172	14,169	4,660	38,095
DSG	46,344	12,133	5,425	33,523

Total	$310,687	$78,587	$42,784	$224,566

Six Months Fiscal 2005
RFPD	$147,771	$33,563	$18,978	$107,237
EDG	44,965	14,636	8,986	42,244
SSD	53,121	13,802	5,409	38,317
DSG	40,542	9,431	4,590	27,877

Total	$286,399	$71,432	$37,963	$215,675

A reconciliation of net sales, gross margin, direct operating contribution, and assets to the relevant consolidated amounts is as follows. Other assets not identified include miscellaneous receivables, manufacturing inventories, and other assets.

	Second Quarter		Six Months
	FY 2006	FY 2005	FY 2006	FY 2005
Segment net sales	$154,338	$149,584	$310,687	$286,399
Corporate	1,499	1,690	3,295	3,322

Net sales	$155,837	$151,274	$313,982	$289,721

Segment gross margin (restated)	$39,630	$36,698	$78,587	$71,432
Manufacturing variances and other costs	(124)	(836)	(549)	(1,715)

Gross margin (restated)	$39,506	$35,862	$78,038	$69,717

Segment contribution (restated)	$21,974	$19,042	$42,784	$37,963
Manufacturing variances and other costs	(124)	(836)	(549)	(1,715)
Regional selling expenses	(4,646)	(4,880)	(10,034)	(9,419)
Administrative expenses (restated)	(9,981)	(9,590)	(19,427)	(18,714)
Gain on disposal of assets	22	17	162	27

Operating income (restated)	$7,245	$3,753	$12,936	$8,142

	December 3, 2005 (restated)	May 28, 2005
Segment assets	$224,566	$202,223
Cash and cash equivalents	14,776	24,301
Other current assets	17,570	20,211
Net property	31,729	31,712
Other assets	6,828	5,493

Total assets	$295,469	$283,940

Geographic net sales information is primarily grouped by customer destination into five areas: North America, Europe, Asia/Pacific, Latin America, and Corporate. Europe includes sales to the Middle East and Africa. Net sales to Mexico are included as part of Latin America. Corporate consists of freight and non-area specific sales.

Net sales and gross margin by geographic region are presented in the table below:

	Second Quarter		Six Months
	FY 2006	FY 2005	FY 2006	FY 2005
Net Sales
North America	$79,219	$79,765	$161,340	$154,105
Europe	34,925	33,664	67,731	63,166
Asia/Pacific	34,793	31,776	71,993	60,565
Latin America	5,980	4,983	11,980	9,848
Corporate	920	1,086	938	2,037

Total	$155,837	$151,274	$313,982	$289,721

Gross Margin
North America	$21,052	$20,767	$42,541	$39,736
Europe (restated)	9,041	8,103	18,367	16,856
Asia/Pacific	8,221	7,740	17,359	14,456
Latin America	1,627	1,432	3,149	2,726
Corporate	(435)	(2,180)	(3,378)	(4,057)

Total (restated)	$39,506	$35,862	$78,038	$69,717

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

Net Sales
	FY 2006	FY 2005	% Change
Second Quarter
RFPD	$79,569	$75,197	5.8%
EDG	24,607	23,465	4.9%
SSD	28,268	27,360	3.3%
DSG	21,894	23,562	(7.1%)
Corporate	1,499	1,690

Total	$155,837	$151,274	3.0%

Net Sales
	FY 2006	FY 2005	% Change
Six Months
RFPD	$160,726	$147,771	8.8%
EDG	48,445	44,965	7.7%
SSD	55,172	53,121	3.9%
DSG	46,344	40,542	14.3%
Corporate	3,295	3,322

Total	$313,982	$289,721	8.4%

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

Consolidated gross margins increased 10.2% to $39,506 and 11.9% to $78,038 in the second quarter and first six months of fiscal 2006, respectively, as compared with $35,862 and $69,717 in the same periods last fiscal year due mainly to an increase in sales volume. Consolidated gross margin as a percentage of net sales increased to 25.4% and 24.9% in the second quarter and first six months of fiscal 2006, respectively, versus 23.7% and 24.1% in the second quarter and first six months of fiscal year 2005, respectively. As a percentage of sales, gross margin improved in fiscal 2006 due primarily to favorable excess and obsolete inventory and warranty experience. Gross margin for each SBU and gross margin as a percentage of net sales are presented in the following table. Gross margin reflects the distribution and manufacturing product margin less manufacturing variances, customer returns, scrap and cycle count adjustments, engineering costs, inventory overstock charges, and other provisions. Gross margin on freight, general inventory obsolescence provisions, and miscellaneous costs are included under the caption “Corporate.”

Gross Margin
Second Quarter	FY 2006	% of Net Sales	FY 2005	% of Net Sales
RFPD (restated)	$18,645	23.4%	$16,760	22.3%
EDG	7,712	31.3%	7,336	31.3%
SSD	7,155	25.3%	7,304	26.7%
DSG	6,118	27.9%	5,298	22.5%
Corporate	(124)		(836)

Total (restated)	$39,506	25.4%	$35,862	23.7%

Six Months	FY 2006	% of Net Sales	FY 2005	% of Net Sales
RFPD (restated)	$36,841	22.9%	$33,563	22.7%
EDG	15,444	31.9%	14,636	32.5%
SSD	14,169	25.7%	13,802	26.0%
DSG	12,133	26.2%	9,431	23.3%
Corporate	(549)		(1,715)

Total (restated)	$78,038	24.9%	$69,717	24.1%

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

RF, Wireless & Power Division

RFPD net sales increased 5.8% and 8.8% in the second quarter and first six months of fiscal 2006, respectively, to $79,569 and $160,726 as compared with $75,197 and $147,771 in the same periods last fiscal year. The net sales growth for the second quarter of fiscal 2006 was due mainly to an increase in sales of the network access and passive/interconnect product lines with growth of 24.1% and 6.9% to $30,858 and $14,051, respectively, versus $24,864 and $13,150, in the same period last fiscal year. The increase in the network access product lines was driven by semiconductor product sales in all geographic areas, with the largest growth coming from Asia/Pacific. North America also experienced strong network access product sales growth, where cellular infrastructure and military/defense are the primary markets. Sales of the passive product lines increased due to the addition of two new global, exclusive franchise suppliers. The network access and passive/interconnect product sales increase was partially offset by lower net sales of infrastructure products. Infrastructure product lines sales were lower in the second quarter of fiscal 2006 primarily due to order schedule changes required by specific original equipment manufacturing (OEM) infrastructure customers in Asia/Pacific. The net sales growth for the first six months of fiscal 2006 was mainly due to an increase in sales of the network access and the infrastructure product lines with growth of

24.3% and 6.4% to $61,488 and $39,357, respectively, from $49,482 and $37,000 in the same period of last fiscal year. Similar to the network access sales for the second quarter, the first six months of fiscal 2006 sales growth was generated in Asia/Pacific. Infrastructure product sales experienced a strong first quarter in fiscal 2006, a 22.2% increase compared to the first quarter of the previous fiscal year. This first quarter growth was primarily from OEM customers in Asia/Pacific. The first six month net sales growth for network access and infrastructure was partially offset by lower net sales of the passive/interconnect product lines. The interconnect product line sales of passive/interconnect were down 4.4% compared to the first six months of fiscal 2005. This was primarily due to fiscal 2005 sales of interconnect products to emergency cellular infrastucture North American customers not repeating in fiscal 2006 as the technology rollout is nearing completion. The net sales growth was the main contributor to the gross margin increase of 11.2% and 9.8% to $18,645 and $36,841 for the second quarter and first six months of fiscal 2006, respectively; however, RFPD gross margin percentage decreased slightly versus the same periods last year. The increase in Asia/Pacific sales for RFPD reduced the overall RFPD gross margin percentage due to lower gross margins in Asia/Pacific than other geographic regions. The decrease in gross margin percentage resulting from higher Asia/Pacific sales was offset by favorable excess and obsolete inventory experience during the second quarter of fiscal 2006.

Electron Device Group

EDG net sales increased 4.9% and 7.7% in the second quarter and first six months of fiscal 2006, respectively, to $24,607 and $48,445, as compared with $23,465 and $44,965 in the second quarter and first six months of fiscal 2005, respectively, in part due to refocusing the EDG sales team after the realignment. Tube sales increased 1.5% and 5.6% in the second quarter and first six months of fiscal 2006, respectively, to $18,092 and $35,639 versus $17,832 and $33,737 in the same periods last fiscal year, as several new lines were added. Semiconductor fabrication equipment sales grew 29.9% and 21.3% to $4,058 and $7,955, as compared with $3,123 and $6,556 in the same periods last fiscal year as new replacement parts were introduced into the Asia/Pacific market, partially offset by lower net sales of power components. Gross margin for EDG increased 5.1% and 5.5% to $7,712 and $15,444 due to higher sales and an improved product mix in the second quarter and first six months of fiscal 2006, respectively, while gross margin percentage increased slightly from the second quarter and first six months of fiscal 2005.

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

Display Systems Group

DSG net sales during the second quarter of fiscal 2006 decreased 7.1% to $21,894, as compared with $23,562 in the second quarter of fiscal 2005. However, during the first six months of fiscal 2006, net sales for DSG grew 14.3% to $46,344, as compared with $40,542 during the first six months of fiscal 2005. The decrease in net sales for the second quarter of fiscal 2006 compared to the second quarter in the prior year was due in part to a 40% reduction in second quarter of fiscal 2006 shipments to the New York Stock Exchange compared to second quarter of fiscal 2005. DSG has a project-based business. In fiscal 2005, the New York Stock Exchange initiated a large project with DSG. The decline in sales to the New York Stock Exchange is a result of the completion of this project. The sales decrease for the second quarter of fiscal 2006 was also due to the delay in closing project business which is expected to be shipped over the balance of the year, partially offset by an increase in the custom displays product line due to the Kern acquisition. Net sales for Kern in the second quarter and first six months of fiscal 2006 were $3,540 and $6,929, respectively. Sales in the custom display product lines were also negatively affected by the relocation of the U.S. DSG integration facility in the second quarter of fiscal 2006. The sales growth for the six-month period was mainly due to the Kern acquisition and an increase in sales of the custom display product line which increased 13.7% to $11,984 in fiscal 2006 from $10,538 in fiscal 2005. DSG gross margin increased 15.5% and 28.7% to $6,118 and $12,133 during the second quarter and first six months of fiscal 2006, respectively, from $5,298 and $9,431 for the same time periods last year. The gross margin percentage increased to 27.9% and 26.2% from 22.5% and 23.3% during the second quarter and first six months of fiscal 2006 and 2005, respectively. The gross margin improvement was due mainly to lower warranty expense as a result of a change in estimate during the second quarter of fiscal 2006 in the amount of $946, for the second quarter and first six months of fiscal 2006, respectively, and also due to improved product mix mainly in the specialty display and medical monitors product lines.

Sales by Geographic Area

On a geographic basis, the Company categorizes its sales by destination: North America, Europe, Asia/Pacific, Latin America, and Corporate. Net sales and gross margin, as a percent of net sales, by geographic area are as follows (in thousands):

Net Sales

Second Quarter	FY 2006	FY 2005	% Change
North America	$79,219	$79,765	(0.7%)
Europe	34,925	33,664	3.7%
Asia/Pacific	34,793	31,776	9.5%
Latin America	5,980	4,983	20.0%
Corporate	920	1,086

Total	$155,837	$151,274	3.0%

Six Months	FY 2006	FY 2005	% Change
North America	$161,340	$154,105	4.7%
Europe	67,731	63,166	7.2%
Asia/Pacific	71,993	60,565	18.9%
Latin America	11,980	9,848	21.6%
Corporate	938	2,037

Total	$313,982	$289,721	8.4%

Gross Margin
Second Quarter	FY 2006	% of Net Sales	FY 2005	% of Net Sales
North America	$21,052	26.6%	$20,767	26.0%
Europe (restated)	9,041	25.9%	8,103	24.1%
Asia/Pacific	8,221	23.6%	7,740	24.4%
Latin America	1,627	27.2%	1,432	28.7%
Corporate	(435)		(2,180)

Total (restated)	$39,506	25.4%	$35,862	23.7%

Six Months	FY 2006	% of Net Sales	FY 2005	% of Net Sales
North America	$42,541	26.4%	$39,736	25.8%
Europe (restated)	18,367	27.1%	16,856	26.7%
Asia/Pacific	17,359	24.1%	14,456	23.9%
Latin America	3,149	26.3%	2,726	27.7%
Corporate	(3,378)		(4,057)

Total (restated)	$78,038	24.9%	$69,717	24.1%

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

Net sales in Europe grew 3.7% and 7.2% in the second quarter and first six months of fiscal 2006, respectively, to $34,925 and $67,731 from $33,664 and $63,166 in the same periods a year ago due to the Kern acquisition. Gross margin in Europe increased to 25.9% and 27.1% from 24.1% and 26.7% during the second quarter and first six months of fiscal 2006 and 2005, respectively, primarily due to shifts in product mix.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) were relatively flat in the second quarter of fiscal 2006 as compared with the same period last year. SG&A increased 5.9% to $65,264 in the first six months of fiscal 2006 as compared with $61,602 in the same period last fiscal year. The increase in expenses for the first six months of fiscal 2006 as compared with the first six months of fiscal 2005 was primarily due to the acquisition of Kern. For the second quarter and first six months of fiscal 2006, total SG&A decreased to 20.7% and 20.8% of net sales, respectively, compared with 21.2% and 21.3% in last fiscal year’s second quarter and first six months, respectively.

Other (Income) Expense

In the second quarter and first six months of fiscal 2006, other (income) expense decreased to an expense of $6,247 and $8,323, respectively, from income of $1,204 and expense of $1,991 during the second quarter and first six months of fiscal 2005, respectively. Other (income) expense included a foreign exchange loss of $3,819 and $3,682 during the second quarter and first six months of fiscal 2006, respectively, as compared with a foreign exchange gain of $3,299 and $2,398 during the same periods last fiscal year. The foreign exchange variance was due to the strengthening of the U.S. dollar, primarily related to receivables due from foreign subsidiaries to the U.S. parent company and denominated in foreign currencies. Interest expense increased to $2,320 and $4,597 for the second quarter and first six months of fiscal 2006, respectively, as compared with $2,184 and $4,441 during the same periods of last fiscal year due to higher interest rates related to the Company’s amended and restated credit agreement.

Income Tax Provision

The effective income tax rates for the second quarter and first six months of fiscal year 2006 were 70.6% and 54.2%, respectively as compared with 33.6% and 31.8% for the second quarter and first six months of fiscal 2005, respectively. The difference between the effective tax rates as compared to the U.S. federal statutory rate of 34% primarily results from the Company’s geographical distribution of taxable income or losses, and, in the three and six months ended December 3, 2005, subject to valuation allowances related to net operating losses. For the six months ended December 3, 2005, the tax benefit primarily related to domestic net operating losses was limited by the requirement for a valuation allowance of $2,204, which increased the effective income tax rate by 47.8%. During the second quarter of fiscal 2006, income tax reserves of approximately $1,000 for certain income tax exposures were reversed because the statute of limitations with respect to these income tax exposures expired.

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

Net Income and Per Share Data

Net income for the second quarter of fiscal 2006 was $293 or $0.02 per diluted common share or $0.02 per Class B diluted common share as compared with $3,290 for the second quarter of fiscal 2005, or $0.19 per diluted common share or $0.17 per Class B diluted common share. Net income for the first six months of fiscal 2006 was $2,113 or $0.12 per diluted common share or $0.11 per Class B diluted common share as compared with $4,194 for the first six months of fiscal 2005, or $0.25 per diluted common share or $0.23 per Class B diluted common share.

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

Cash and cash equivalents were $14,776 at December 3, 2005, a decrease of $9,525 from fiscal 2005 year end. The decrease in cash is primarily due to the collection of receivables due from foreign subsidiaries to the U.S. parent company. The cash received by the U.S. parent company was used to reduce the amount outstanding under the Company’s revolving credit agreement.

Cash provided by operating activities for the first six months of fiscal 2006 was $6,847 primarily due to higher accounts payable, partially offset by the increase in inventories. The increase in inventories, due to inventory stocking programs to support anticipated sales growth, was more than offset by the increase in accounts payable due to the timing of inventory purchases during the second quarter of fiscal 2006. Cash used in operating activities for the first six months of fiscal 2005 was $8,770 mainly due to an increase in inventories and accounts receivable. Initial stocking packages for exclusive supplier programs caused inventory to increase. Accounts receivable increased as a result of the 18.2% increase in sales during the second quarter of fiscal 2005 versus the second quarter of fiscal 2004.

Net cash used in investing activities of $9,296 for the first six months of fiscal 2006 was a result of the acquisition, effective June 1, 2005, of Kern located in Donaueschingen in southern Germany. The cash outlay for Kern was $6,583, net of cash acquired. In addition, effective October 1, 2005, the Company acquired Image Systems, a division of CSI in Hector, Minnesota. The initial cash outlay for Image Systems was $250. Image Systems is a specialty supplier of displays, display controllers, and calibration software for the healthcare market. The Company spent $2,737 on capital projects during the first six months of fiscal 2006 primarily related to facility and information technology projects. The Company spent $4,695 on capital projects during the first six months of fiscal 2005 related to PeopleSoft development costs and ongoing investments in information technology infrastructure.

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

In October 2004, the Company renewed its multi-currency revolving credit agreement with the current lending group in the amount of approximately $109,000 (the size of the credit line varies based on fluctuations in foreign currency exchange rates). The agreement expires in October 2009, and the outstanding balance at that time will become due. At December 3, 2005, $24,989 was outstanding under the amended and restated credit agreement. The amended and restated credit agreement is principally secured by the Company’s trade receivables and inventory. The amended and restated credit agreement bears interest at applicable LIBOR rates plus a margin, varying with certain financial performance criteria. At December 3, 2005, the applicable margin was 2.25%. Outstanding letters of credit were $2,166 at December 3, 2005, leaving an unused line of $81,536 under the total amended and restated credit agreement; however, this amount was reduced to $24,495 due to maximum permitted leverage ratios. The commitment fee related to the amended and restated credit agreement is 0.25% per annum payable quarterly on the average daily unused portion of the aggregate commitment. The Company’s multi-currency revolving credit agreement consists of the following facilities as of December 3, 2005:

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

As discussed above, the Company’s debt financing expense, in part, varies with market rates exposing the Company to the market risk from changes in interest rates. Certain operations, assets, and liabilities are denominated in foreign currencies subjecting the Company to foreign currency exchange risk. In order to provide the user of these financial statements guidance regarding the magnitude of these risks, the Securities and Exchange Commission requires the Company to provide certain quantitative disclosures based upon hypothetical assumptions. Specifically, these disclosures require the calculation of the effect of a uniform 10% strengthening of the U.S. dollar against foreign currencies on the reported net earnings and financial position of the Company.

Had the U.S. dollar strengthened 10% against various foreign currencies, sales would have been lower by an estimated $6,400 and $12,400 for the three and six months ended December 3, 2005, respectively, and $6,000 and $11,200 for the three and six months ended November 27, 2004, respectively. Total assets would have declined by an estimated $11,400 as of the second quarter ended December 3, 2005 and an estimated $10,600 as of the fiscal year ended May 28, 2005, while the total liabilities would have decreased by an estimated $4,300 as of the second quarter ended December 3, 2005 and an estimated $4,200 as of the fiscal year ended May 28, 2005.

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

RICHARDSON ELECTRONICS, LTD.

	By:	/s/ David J. DeNeve
Date: August 31, 2006		David J. DeNeve Senior Vice President and Chief Financial Officer (on behalf of the Registrant and as Principal financial and accounting officer)

Exhibit Index

(c) EXHIBITS

Exhibit Number	Description
3(a)	Restated Certificate of Incorporation of the Company, incorporated by reference to Appendix B to the Proxy Statement / Prospectus dated November 13, 1986, incorporated by reference to the Company’s Registration Statement on Form S-4, Commission File No. 33-8696.
3(b)	By-laws of the Company, as amended, incorporated by reference to Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1997, Commission File No. 000-12906.
10(am)	Employment, Nondisclosure and Non-Compete Agreement dated June 1, 2004 by and between the Company and David J. Gilmartin, incorporated by reference to Exhibit 10(am) to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 3, 2005, Commission File No. 000-12906.
14	Corporate Code of Conduct, as amended January 10, 2006, incorporated by reference to Exhibit 14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 3, 2005, Commission File No. 000-12906.
31.1	Certification of Edward J. Richardson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed pursuant to Part I).
31.2	Certification of David J. DeNeve pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed pursuant to Part I).
32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed pursuant to Part I).