Form 10-Q
period 2006-03-04
RICHARDSON ELECTRONICS LTD/DE
filed 2006-08-31
CIK 355948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 4, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of August 28, 2006, there were outstanding 14,403,442 shares of Common Stock, $.05 par value, inclusive of 1,260,935 shares held in treasury, and 3,092,985 shares of Class B Common Stock, $.05 par value, which are convertible into Common Stock of the registrant on a share for share basis.

		Page
Part I.	Financial Information
Item 1.	Financial Statements	2
	Condensed Consolidated Balance Sheets as of March 4, 2006 and May 28, 2005	2
	Condensed Consolidated Statements of Operations and Comprehensive Income for the Three-Month and Nine-Month Periods Ended March 4, 2006 and February 26, 2005	3
	Condensed Consolidated Statements of Cash Flows for the Three-Month and Nine-Month Periods Ended March 4, 2006 and February 26, 2005	4
	Notes to Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30
Item 4.	Controls and Procedures	31

Part II.	Other Information
Item 1	Legal Proceedings	33
Item 3.	Defaults Upon Senior Securities	33
Item 6.	Exhibits	33
Signatures		34
Exhibit Index		35

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Richardson Electronics, Ltd.

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

	Unaudited
	March 4, 2006	May 28, 2005 (restated)
Assets
Current assets:
Cash and cash equivalents	$18,712	$24,301
Receivables, less allowance of $2,284 and $1,934	109,305	106,152
Inventories	113,060	101,555
Prepaid expenses	3,720	3,380
Deferred income taxes	5,641	4,911

Total current assets	250,438	240,299

Other assets:
Property, plant and equipment, net	31,800	31,712
Goodwill	12,649	6,149
Other intangible assets, net	2,475	1,045
Non-current deferred income taxes	353	—
Assets held for sale	160	—
Other assets	4,887	4,735

Total other assets	52,324	43,641

Total assets	$302,762	$283,940

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$47,267	$40,392
Accrued liabilities	26,856	23,762
Current portion of long-term debt	15,165	22,305

Total current liabilities	89,288	86,459

Non-current liabilities:
Long-term debt, less current portion	112,009	98,028
Non-current deferred income taxes	—	656
Non-current liabilities	1,111	1,401

Total non-current liabilities	113,120	100,085

Total liabilities	202,408	186,544

Stockholders’ equity:
Common stock, $.05 par value; issued 15,661 shares at March 4, 2006 and 15,597 shares at May 28, 2005	783	780
Class B common stock, convertible, $.05 par value; issued 3,093 shares at March 4, 2006 and 3,120 shares at May 28, 2005	155	156
Preferred stock, $1.00 par value, no shares issued	—	—
Additional paid-in capital	119,809	121,591
Common stock in treasury, at cost; 1,329 shares at March 4, 2006 and 1,332 shares at May 28, 2005	(7,876)	(7,894)
Accumulated deficit	(15,439)	(16,406)
Accumulated other comprehensive income (loss)	2,922	(831)

Total stockholders’ equity	100,354	97,396

Total liabilities and stockholders’ equity	$302,762	$283,940

See notes to condensed consolidated financial statements.

Richardson Electronics, Ltd.

Condensed Consolidated Statements of Operations

and Comprehensive Income

(Unaudited) (in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	March 4, 2006	February 26, 2005 (restated)	March 4, 2006	February 26, 2005 (restated)
Statements of Operations

Net sales	$152,128	$141,700	$466,110	$431,421
Cost of sales	115,039	108,034	350,983	328,038

Gross margin	37,089	33,666	115,127	103,383
Selling, general and administrative expenses	35,502	34,087	100,766	95,689
(Gain) loss on disposal of assets	75	1	(87)	(26)

Operating income (loss)	1,512	(422)	14,448	7,720

Other (income) expense:
Interest expense	2,479	2,234	7,076	6,675
Investment income	(117)	(196)	(248)	(286)
Foreign exchange (gain) loss	(1,611)	(226)	2,071	(2,624)
Other, net	54	(30)	229	8

Total other (income) expense	805	1,782	9,128	3,773

Income (loss) before income taxes	707	(2,204)	5,320	3,947
Income tax provision	1,853	20,483	4,353	22,440

Net income (loss)	$(1,146)	$(22,687)	$967	$(18,493)

Net income (loss) per share - basic:
Common stock	$(0.07)	$(1.34)	$0.06	$(1.12)

Common stock average shares outstanding	14,328	14,179	14,310	13,698

Class B common stock	$(0.06)	$(1.20)	$0.05	$(1.01)

Class B common stock average shares outstanding	3,093	3,120	3,093	3,120

Net income (loss) per share - diluted:
Common stock	$(0.07)	$(1.34)	$0.06	$(1.12)

Common stock average shares outstanding	14,328	14,179	17,476	13,698

Class B common stock	$(0.06)	$(1.20)	$0.05	$(1.01)

Class B common stock average shares outstanding	3,093	3,120	3,093	3,120

Dividends per common share	$0.040	$0.040	$0.120	$0.120

Dividends per Class B common share	$0.036	$0.036	$0.108	$0.108

Statements of Comprehensive Income (Loss)

Net income (loss)	$(1,146)	$(22,687)	$967	$(18,493)
Foreign currency translation	772	(832)	2,151	968
Fair value adjustments on investments, net of income tax effect	99	40	175	99
Cash flow hedges, net of income tax effect	—	—	—	41

Comprehensive income (loss)	$(275)	$(23,479)	$3,293	$(17,385)

See notes to condensed consolidated financial statements.

Richardson Electronics, Ltd.

Condensed Consolidated Statements of Cash Flows

(Unaudited) (in thousands)

	Three Months Ended		Nine Months Ended
	March 4, 2006	February 26, 2005 (restated)	March 4, 2006	February 26, 2005 (restated)
Operating activities:
Net income (loss)	$(1,146)	$(22,687)	$967	$(18,493)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,583	1,356	4,648	3,980
(Gain) loss on disposal of assets	75	1	(87)	(26)
Deferred income taxes	(1,239)	20,155	(1,723)	22,465
Receivables	932	5,286	(1,031)	1,263
Inventories	(762)	(1,637)	(7,265)	(12,651)
Accounts payable and accrued liabilities	(1,329)	(2,950)	7,914	(522)
Other liabilities	68	3,053	(264)	782
Other	(407)	(1,578)	1,463	(4,569)

Net cash provided by (used in) operating activities	(2,225)	999	4,622	(7,771)

Investing activities:
Capital expenditures	(1,492)	(1,754)	(4,229)	(6,449)
Proceeds from sale of assets	—	—	274	12
Business acquisitions, net of cash acquired	—	(336)	(6,833)	(881)
Proceeds from sales of available-for-sale securities	554	1,474	1,290	2,608
Purchases of available-for-sale securities	(554)	(1,474)	(1,290)	(2,608)

Net cash used in investing activities	(1,492)	(2,090)	(10,788)	(7,318)

Financing activities:
Proceeds from borrowings	104,801	63,622	194,898	100,122
Payments on debt	(96,691)	(56,341)	(190,874)	(106,134)
Proceeds from issuance of common stock	1	460	284	28,374
Cash dividends	(685)	(680)	(2,051)	(2,038)
Other	(327)	(279)	(1,665)	(605)

Net cash provided by financing activities	7,099	6,782	592	19,719

Effect of exchange rate changes on cash and cash equivalents	554	253	(15)	1,310

Increase (decrease) in cash and cash equivalents	3,936	5,944	(5,589)	5,940
Cash and cash equivalents at beginning of period	14,776	16,568	24,301	16,572

Cash and cash equivalents at end of period	$18,712	$22,512	$18,712	$22,512

See notes to condensed consolidated financial statements.

RICHARDSON ELECTRONICS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except per share amounts and except where indicated)

Note A – Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Item 10 of Regulation S-K. Accordingly, they do not include all the information and notes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the results of interim periods have been made and such adjustments were of a normal and recurring nature. The results of operations and cash flows for the three-month and nine-month periods ended March 4, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ended June 3, 2006.

Richardson Electronics, Ltd’s. (the Company) fiscal quarter ends on the Saturday nearest the end of the quarter ending month. The first nine months of fiscal 2006 contains 40 weeks, and the first nine months of fiscal 2005 contains 39 weeks. The additional week occurred in the first quarter of fiscal 2006.

The financial information contained in this report should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended May 28, 2005. Certain amounts in financial statements for prior periods’and related notes have been reclassified to conform with the fiscal 2006 presentation. Customer cash discounts were reclassified from selling, general and administrative expenses to net sales. The reclassifications had no impact on net income or stockholders’ equity for any reportable period presented.

Note B – Restatement

On April 4, 2006, the Company concluded that certain previously issued condensed consolidated financial statements, including those for its three-month and nine-month periods ended February 26, 2005, should not be relied upon as a result of errors discovered by the Company in the accounts of an Italian subsidiary, RES S.r.l. (Ingenium). During the third quarter of fiscal 2005, the Company recorded a valuation allowance to offset certain domestic deferred tax assets and domestic net operating loss carryforwards. At that time, the Company did not record a valuation allowance for a deferred tax asset related to goodwill. The Company has subsequently determined that a valuation allowance should have been recorded during the third quarter of fiscal 2005 for the deferred tax asset related to goodwill. The unaudited condensed consolidated financial statements for the three-month and nine-month periods ended February 26, 2005 have been amended and restated to correct these errors and certain other errors. The following table summarizes the effects of the restatement adjustments as described above on net loss:

	Three Months ended	Nine Months ended
	February 26,	February 26,
	2005	2005
Net loss, as previously reported	$(18,665)	$(13,814)
Decreased income:
Ingenium adjustments	(1,000)	(1,576)
Valuation allowance-goodwill adjustment	(2,970)	(2,970)
Other adjustments	(52)	(133)

Net loss, as restated	$(22,687)	$(18,493)

The following tables summarize the significant effects of the restatement:

Balance Sheet

	May 28, 2005
	As Reported	As Restated
Cash	$24,530	$24,301
Receivables	106,928	106,152
Inventories	102,272	101,555
Prepaid expenses	3,293	3,380
Deferred income taxes	6,644	4,911
Total current assets	243,667	240,299
Property, plant and equipment, net	31,821	31,712
Other intangible assets, net	1,018	1,045
Non-current deferred income taxes	428	—
Total assets	287,818	283,940
Accounts payable	39,305	40,392
Accrued liabilities	22,731	23,762
Total current liabilities	84,341	86,459
Non-current deferred income taxes	—	656
Total liabilities	183,770	186,544
Accumulated deficit	(9,942)	(16,406)
Accumulated other comprehensive income (loss)	(643)	(831)
Total stockholders’ equity	104,048	97,396
Total liabilities and stockholders’ equity	287,818	283,940

Statements of Income (Loss)

	For the three months ended February 26, 2005		For the nine months ended February 26, 2005
	As Reported	As Restated	As Reported	As Restated
Cost of sales	$108,033	$108,034	$327,271	$328,038
Gross margin	33,667	33,666	104,150	103,383
Selling, general & administrative expenses	34,009	34,087	95,273	95,689
Operating income (loss)	(342)	(422)	8,877	7,720
Income before income taxes	(2,125)	(2,204)	5,129	3,947
Income tax provision	16,540	20,483	18,943	22,440
Net loss	(18,665)	(22,687)	(13,814)	(18,493)

Net loss per share - basic:
Common stock	$(1.10)	$(1.34)	$(0.84)	$(1.12)

Class B common stock	$(0.99)	$(1.20)	$(0.76)	$(1.01)

Net loss per share - diluted:
Common stock	$(1.10)	$(1.34)	$(0.84)	$(1.12)

Class B common stock	$(0.99)	$(1.20)	$(0.76)	$(1.01)

Statements of Cash Flows

	For the three months ended February 26, 2005		For the nine months ended February 26, 2005
	As Reported	As Restated	As Reported	As Restated
Net cash provided by (used in) operating activities	$204	$999	$(7,861)	$(7,771)
Net cash used in investing activities	(1,831)	(2,090)	(7,374)	(7,318)

Note C – Investment in Marketable Equity Securities

The Company’s investments are primarily equity securities, all of which are classified as available-for-sale and are carried at their fair value based on the quoted market prices. Proceeds from the sale of the securities were $554 and $1,290 during the third quarter and first nine months of fiscal 2006, respectively, and $1,474 and $2,608 during the same periods of fiscal 2005, all of which were subsequently reinvested. Gross realized gains on those sales were $84 and $185 for the third quarter and first nine months of fiscal 2006, respectively, and $228 and $338 for the same periods of fiscal 2005. Gross realized losses on those sales were $46 and $89 for the third quarter and first nine months of fiscal 2006, respectively, and $42 and $90 for the same periods of fiscal 2005. Net unrealized holding gains of $160 and $283 for the third quarter and first nine months of fiscal 2006, respectively, and $64 and $160 for the same periods of fiscal 2005 have been included in accumulated comprehensive income (loss) for fiscal 2006 and 2005.

The following table is the disclosure under Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, for the investment in marketable equity securities with fair values less than cost basis:

	Marketable Security Holding Length
	Less Than 12 Months		More Than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
March 4, 2006
Common Stock	$147	$18	$339	$28	$486	$46

May 28, 2005
Common Stock	$2,044	$33	$—	$—	$2,044	$33

Note D – Assets Held for Sale

On August 4, 2005, the Company entered into a contract to sell approximately 1.5 acres of real estate and a building located in Geneva, Illinois for $3,000. The contract is subject to a number of conditions, including inspections, environmental testing, and other customary conditions. The sale of the real estate and building is expected to close during the first or second quarter of fiscal 2007, however, the Company cannot give any assurance as to the actual timing or successful completion of the transaction.

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

The table below provides changes in carrying value of goodwill by reportable segment, which includes RF, Wireless & Power Division (RFPD), Electron Device Group (EDG), Security Systems Division (SSD), and Display Systems Group (DSG):

	Goodwill
	Reportable Segments
	RFPD	EDG	SSD	DSG	Total
Balance at May 28, 2005	$245	$881	$1,577	$3,446	$6,149
Additions	—	—	—	6,534	6,534
Foreign currency translation	7	6	189	(236)	(34)

Balance at March 4, 2006	$252	$887	$1,766	$9,744	$12,649

The addition to goodwill in the first nine months of fiscal 2006 represents the acquisition of A.C.T. Kern GmbH & Co. KG (“Kern”) located in Germany, effective June 1, 2005. The cash outlay for Kern was $6,583, net of cash acquired. Kern is one of the leading display technology companies in Europe with world wide customers in manufacturing, OEM, medicine, multimedia, IT trading, system houses, and other industries.

The following table provides changes in carrying value of other intangible assets not subject to amortization:

	Other Intangible Assets Not Subject to Amortization
	Reportable Segments
	RFPD	EDG	SSD	DSG	Total
Balance at May 28, 2005	$—	$9	$278	$—	$287
Foreign currency translation	—	—	35	—	35

Balance at March 4, 2006	$—	$9	$313	$—	$322

Intangible assets subject to amortization, as well as amortization expense are as follows:

	Intangible Assets Subject to Amortization
	March 4, 2006		May 28, 2005
	Gross Amounts	Accumulated Amortization	Gross Amounts (restated)	Accumulated Amortization (restated)
Deferred financing costs	$4,593	$2,443	$2,968	$2,241
Patents and trademarks	478	475	554	523

Total	$5,071	$2,918	$3,522	$2,764

Deferred financing costs increased during the first nine months of fiscal 2006 primarily due to the issuance of the Company’s 7 3/4% convertible senior subordinated notes (7 3/4% notes) and the 8% convertible senior subordinated notes (8% notes).

Amortization expense for the three-month and nine-month periods ended March 4, 2006 and February 26, 2005 is as follows:

	Amortization Expense for		Amortization Expense for
	Third Quarter		Nine Months
	FY 2006	FY 2005	FY 2006	FY 2005
Deferred financing costs	$129	$100	$245	$271
Patents and trademarks	—	3	1	10

Total	$129	$103	$246	$281

The amortization expense associated with the intangible assets subject to amortization is expected to be $354, $446, $446, $445, $357, $297, and $50 in fiscal 2006, 2007, 2008, 2009, 2010, 2011, and 2012, respectively. The weighted average number of years of amortization expense remaining is 5.31.

Note F – Restructuring and Severance Charges

As a result of the Company’s fiscal 2005 restructuring initiative, a restructuring charge, including severance and lease termination costs of $2,152, was recorded in selling, general and administrative expenses (SG&A) in the third quarter of fiscal 2005. During the fourth quarter of fiscal 2005, the employee severance and related costs were adjusted, resulting in a $183 decrease in SG&A due to the difference between estimated severance costs and the actual payouts. Severance costs of $1,108 were paid in fiscal 2005. During the first nine months of fiscal 2006, severance and lease termination costs of $719 were paid. During the first nine months of fiscal 2006, the employee severance and related costs were adjusted resulting in a $122 decrease in SG&A due to the difference between estimated severance costs and the actual payouts. The remaining balance payable during fiscal 2006 has been included in accrued liabilities. Terminations affected over 60 employees across various business functions, operating units, and geographic regions. As of March 4, 2006, the following table depicts the amounts associated with the activity related to restructuring by reportable segment:

	Restructuring Liability May 28, 2005	For the nine months ended			Restructuring Liability March 4, 2006
		March 4, 2006
		Reserve Recorded	Payment	Adjustment to Reserve

Employee severance and related costs:
RFPD	$318	$—	$(289)	$(29)	$—
EDG	183	—	(73)	(110)	—
SSD	25	—	(22)	(3)	—
DSG	230	—	(227)	(3)	—
Corporate	70	—	(73)	23	20

Total	826	—	(684)	(122)	20
Lease termination costs:
SSD	35	—	(35)	—	—

Total	$861	$—	$(719)	$(122)	$20

During the fourth quarter of fiscal 2006, the Company recorded employee severance costs of $2,724 for certain employees whose termination costs became probable and estimable.

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

Changes in the warranty reserve for the first nine months ended March 4, 2006 were as follows:

Warranty
Reserve
Balance at May 28, 2005	$1,439
Accruals for products sold	707
Utilization	(402)
Change in estimate	(946)

Balance at March 4, 2006	$798

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

Note H – Debt

Long-term debt consists of the following:

	March 4,	May 28,
	2006	2005
8 1/4% convertible debentures, due June 2006	$—	$17,538
7 1/4% convertible debentures, due December 2006	—	4,753
7 3/4% convertible notes, due December 2011	44,683	44,683
8% convertible notes, due June 2011	25,000	—
Floating-rate multi-currency revolving credit agreement, due October 2009 (6.20% at March 4, 2006)	56,303	53,314
Other	1,188	45

Total debt	127,174	120,333
Less: current portion	(15,165)	(22,305)

Long-term debt	$112,009	$98,028

At March 4, 2006, the Company maintained $112,009 in long-term debt, primarily in the form of the issuance of two convertible notes and a multi-currency credit agreement (“credit agreement”). The Company used the net proceeds from the sale of the 8% notes to repay amounts outstanding under its credit agreement. The Company redeemed all of the outstanding 8 1/4% convertible senior subordinated debentures (8 1/4% debentures) on December 23, 2005 in the amount of $17,538 and redeemed all of the outstanding 7 1/4% convertible subordinated debentures (7 1/4% debentures) on December 30, 2005 in the amount of $4,753 by borrowing amounts under the credit agreement to effect these redemptions. The Company maintains $14,000 of the 8% notes in current portion of long-term debt at March 4, 2006. This current classification is due to the Company entering into two separate agreements in August 2006 with certain holders of its 8% notes to purchase $14,000 of the 8% notes. As the 8% notes are subordinate to the Company’s existing credit agreement, the Company received a waiver from its lending group to permit the purchase. The purchases will be financed through additional borrowings under the Company’s credit agreement. In the first quarter of fiscal 2007, the Company will record early extinguishment expenses of approximately $2,700.

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

The indenture provides that on or after December 20, 2008, the Company has the option of redeeming the 8% notes, in whole or in part, for cash, at a redemption price equal to 100% of the principal amount of the 8% notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. Holders may require the Company to repurchase all or a portion of their 8% notes for cash upon a change-of-control event, as described in the indenture, at a repurchase price equal to 100% of the principal amount of the 8% notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding the repurchase date. The 8% notes are unsecured and subordinate to the Company’s existing and future senior debt. The 8% notes rank on parity with the Company’s existing 7 3/4% notes.

In October 2004, the Company renewed its credit agreement with the current lending group in the amount of approximately $109,000 (the size of the credit line varies based on fluctuations in foreign currency exchange rates). The agreement expires in October 2009, and the outstanding balance at that time will become due. At March 4, 2006, $56,303 was outstanding under the agreement. The credit agreement is principally secured by the Company’s trade receivables and inventory. The credit agreement bears interest at applicable LIBOR rates plus a margin, varying with certain financial performance criteria. At March 4, 2006, the applicable margin was 1.25%. Outstanding letters of credit were $1,710 at March 4, 2006, leaving an unused line of $51,695 under the total credit agreement; although none of this amount was available for the Company to borrow because the Company was not in compliance with credit agreement covenants with respect to the leverage ratio and tangible net worth covenants for the third quarter ending March 4, 2006. The commitment fee related to the credit agreement is 0.25% per annum payable quarterly on the average daily unused portion of the aggregate commitment. The Company’s credit agreement consists of the following facilities as of March 4, 2006:

	Capacity	Amount Outstanding	Interest Rate
US Facility	$70,000	$43,200	6.47%
Canada Facility	15,026	6,685	5.25%
Sweden Facility	8,179	—	—
UK Facility	7,893	4,210	6.87%
Euro Facility	6,020	482	4.64%
Japan Facility	2,590	1,726	1.85%

Total	$109,708	$56,303	6.20%

Note: Due to maximum permitted leverage ratios, the amount of the unused line cannot be calculated on a facility-by-facility basis.

On August 24, 2005, the Company executed an amendment to the credit agreement. The amendment changed the maximum permitted leverage ratios and the minimum required fixed charge coverage ratios for each of the first three quarters of fiscal 2006 to provide the Company additional flexibility for these periods. In addition, the amendment also provided that the Company will maintain excess availability on the borrowing base of not less than $23,000 until the 8 1/4% and 7 1/4% debentures were redeemed, at which time the Company will maintain excess availability of the borrowing base of not less than $10,000. The applicable margin pricing was increased by 25 basis points. In addition, the amendment extended the Company’s requirement to refinance the remaining $22,291 aggregate principal amount of the Company’s 7 1/4% debentures and the 8 1/4% debentures from February 28, 2006 to June 10, 2006.

At September 3, 2005, the Company was not in compliance with credit agreement covenants with respect to the tangible net worth covenant due solely to the additional goodwill recorded as a result of the Kern acquisition. On October 12, 2005, the Company received a waiver from its lending group for the default and executed an amendment to the credit agreement. The amendment changed the minimum tangible net worth requirement to adjust for the goodwill associated with the Kern acquisition.

At March 4, 2006, the Company was not in compliance with credit agreement covenants with respect to the leverage ratio, fixed charge coverage ratio and tangible net worth covenants. On August 4, 2006, the Company received a waiver from its lending group for the default and executed an amendment to the credit agreement. In addition, the amendment also (i) permitted the purchase of $14,000 of the 8% notes; (ii) adjusted the minimum required fixed charge coverage ratio for the first quarter of fiscal 2007; (iii) adjusted the minimum tangible net worth requirement; (iv) permitted certain sales transactions contemplated by the Company; (v) eliminated the Company’s Sweden Facility; (vi) reduced the Company’s Canada Facility by approximately $5,400; (vii) changed the definition of “Adjusted EBITDA” for covenant purposes; and (viii) provided that the Company maintain excess availability on the borrowing base of not less than $20,000 until the Company filed its Form 10-Q for the quarter ended March 4, 2006, at which time the Company will maintain excess availability of the borrowing base of not less than $10,000.

Note I – Income Taxes

The effective income tax rates for the third quarter and first nine months of fiscal year 2006 were 262.1% and 81.8%, respectively. The difference between the effective tax rates as compared to the U.S. federal statutory rate of 34% primarily results from the Company’s geographical distribution of taxable income or losses and, in the three and nine months ended March 4, 2006, valuation allowances related to net operating losses. For the nine months ended March 4, 2006, the tax benefit primarily related to net operating losses was limited by the requirement for a valuation allowance of $3,646, which increased the effective income tax rate by 68.5%. During the second quarter of fiscal 2006, income tax reserves of approximately $1,000 for certain income tax exposures were reversed because the statute of limitations with respect to these income tax exposures expired.

As of February 26, 2005, domestic net operating loss carryforwards (NOL) were approximately $22.0 million. These NOLs expire in 2024. Foreign net operating loss carryforwards were approximately $15.3 million. In the second quarter of fiscal 2005, the Company recorded a valuation allowance of approximately $0.6 million primarily relating to certain foreign subsidiaries recording deferred tax assets on net operating losses.

Net domestic deferred tax assets, including the domestic NOL, were approximately $15.5 million at February 26, 2005. Due to changes in the level of certainty regarding realization, a valuation allowance of approximately $16.2 million was established in the third quarter of fiscal 2005 to offset certain domestic deferred tax assets and domestic net operating loss carryforwards.

At the end of fiscal 2004, all of the cumulative positive earnings of the Company’s foreign subsidiaries, amounting to $35.1 million, were considered permanently reinvested pursuant to APB No. 23, Accounting for Income Taxes-Special Areas. As such, U.S. taxes were not provided on these amounts. In the third quarter of fiscal 2005, because of a strategic decision, the Company determined that approximately $12.4 million of one of its foreign subsidiaries’ earnings could no longer be considered permanently reinvested as those earnings may be distributed in future years. Based on management’s potential future plans regarding this subsidiary, it was determined that these earnings would no longer meet the specific requirements for permanent reinvestment under APB No. 23. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income tax and foreign withholding taxes. As such, during the third quarter of fiscal 2005, the Company established a deferred tax liability of approximately $4.8 million. The remaining cumulative positive earnings of the Company’s foreign subsidiaries were still considered permanently reinvested pursuant to APB No. 23 and amounted to $29.1 million. Due to various tax attributes that are continually changing, it is not possible to determine what, if any, tax liability might exist if such earnings were to be repatriated.

In May 2005, the Company was informed by one of its foreign subsidiaries that its records may not be adequate to support the taxable revenues and deductions included within tax returns previously filed for the tax years 2003 and 2004. At this time, the Company has not received notification from any tax authority regarding this matter. The Company has increased its income tax reserve for this potential exposure.

During fiscal 2005, the Canadian taxing authority proposed an income tax assessment for fiscal 1998 through fiscal 2002. The Company appealed the income tax assessment; however, the Company paid the entire tax liability in fiscal 2005 to the Canadian taxing authority to avoid additional interest and penalties if the Company’s appeal was denied. The payment was recorded as an increase to income tax provision in fiscal 2005. In May 2006, the appeal was settled in the Company’s favor. The Company will receive a refund of approximately $1,000, which will be recorded as a reduction to income tax provision in the fourth quarter of fiscal 2006.

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

Diluted earnings per share is calculated by dividing net income, adjusted for interest savings, net of tax, on assumed conversion of convertible debentures and notes, by the actual shares outstanding and share equivalents that would arise from the exercise of stock options, certain restricted stock awards, and the assumed conversion of convertible debentures and notes when dilutive. The Company’s 7 3/4% notes and 8% notes are excluded from the calculation for the third quarter and first nine months of fiscal 2006, and the Company’s 8 1/4% debentures and 7 1/4% debentures are excluded from the calculation for the first nine months of fiscal 2006 and the third quarter and first nine months of fiscal 2005, as assumed conversion and the effect of the interest savings would be anti-dilutive. The per share amounts presented in the Condensed Consolidated Statements of Operations for the third quarter and first nine months of fiscal 2006 and 2005 are based on the following amounts:

	Third Quarter		Nine Months
	FY 2006	FY 2005 (restated)	FY 2006	FY 2005 (restated)
Numerator for basic and diluted EPS:
Net income (loss)	$(1,146)	$(22,687)	$967	$(18,493)
Less dividends:
Common stock	573	568	1,716	1,698
Class B common stock	112	112	335	340

Undistributed losses	$(1,831)	$(23,367)	$(1,084)	$(20,531)

Common stock undistributed losses	$(1,533)	$(19,504)	$(907)	$(17,038)
Class B common stock undistributed losses - basic	(298)	(3,863)	(177)	(3,493)

Total undistributed losses – common stock and Class B common stock – basic	$(1,831)	$(23,367)	$(1,084)	$(20,531)

Common stock undistributed losses	$(1,533)	$(19,504)	$(908)	$(17,038)
Class B common stock undistributed losses - diluted	(298)	(3,863)	(176)	(3,493)

Total undistributed losses – Class B common stock – diluted	$(1,831)	$(23,367)	$(1,084)	$(20,531)

Denominator for basic and diluted EPS:
Denominator for basic EPS:
Common stock weighted average shares	14,328	14,179	14,310	13,698
Class B common stock weighted average shares, and shares under if-converted method for diluted earnings per share	3,093	3,120	3,093	3,120
Effect of dilutive securities:
Unvested restricted stock awards	—	—	4	—
Dilutive stock options	—	—	69	—

Denominator for diluted EPS adjusted weighted average shares and assumed conversions	17,421	17,299	17,476	16,818

Net Income (Loss) Share:
Common stock – basic	$(0.07)	$(1.34)	$0.06	$(1.12)

Class B common stock – basic	$(0.06)	$(1.20)	$0.05	$(1.01)

Common stock – diluted	$(0.07)	$(1.34)	$0.06	$(1.12)

Class B common stock – diluted	$(0.06)	$(1.20)	$0.05	$(1.01)

As of the third quarter and first nine months of fiscal 2006, 2,009 common stock options were anti-dilutive and were not included in the dilutive earnings per common share calculation. As of the third quarter and first nine months of fiscal 2005, 1,347 common stock options and 1,687 common stock options, respectively, were anti-dilutive and were not included in the dilutive earnings per common share calculation.

Note K – Stock-Based Compensation

The Company accounts for its stock option plans and stock purchase plan in accordance with Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. However, the exercise price of all grants under the Company’s option plans has been equal to the fair market value on the date of grant. SFAS No. 123, Accounting for Stock-Based Compensation, requires estimation of the fair value of options granted to employees. Had the Company’s option plans and stock purchase plan been treated as compensatory under the provisions of SFAS No. 123, the Company’s net income and net income per share for the third quarter and first nine months of fiscal 2006 would have been affected as follows:

	Third Quarter		Nine Months
	FY 2006	FY 2005 (restated)	FY 2006	FY 2005 (restated)
Net income (loss), as reported	$(1,146)	$(22,687)	$967	$(18,493)
Add: Stock-based compensation expense included in reported net income, net of income tax	2	55	5	157
Deduct: Stock-based compensation expense determined under fair value-based method for all awards, net of income tax	(185)	(220)	(552)	(651)

Pro-forma net income (loss)	$(1,329)	$(22,852)	$420	$(18,987)

Net income (loss) per share, as reported:
Common stock – basic	$(0.07)	$(1.34)	$0.06	$(1.12)

Class B common stock – basic	$(0.06)	$(1.20)	$0.05	$(1.01)

Common stock – diluted	$(0.07)	$(1.34)	$0.06	$(1.12)

Class B common stock – diluted	$(0.06)	$(1.20)	$0.05	$(1.01)

Net income (loss) per share, pro forma:
Common stock – basic	$(0.08)	$(1.35)	$0.02	$(1.15)

Class B common stock – basic	$(0.07)	$(1.21)	$0.02	$(1.04)

Common stock – diluted	$(0.08)	$(1.35)	$0.02	$(1.15)

Class B common stock – diluted	$(0.07)	$(1.21)	$0.02	$(1.04)

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

Each SBU is directed by a Vice President and General Manager who reports to the Chief Executive Officer (CEO). The CEO evaluates performance and allocates resources, in part, based on the direct operating contribution of each SBU. Direct operating contribution is defined as gross margin less product management and direct selling expenses.

Accounts receivable, inventory, and goodwill are identified by SBU. Cash, net property, and other assets are not identifiable by SBU. Operating results for each SBU are summarized in the following table:

		Gross	Direct Operating
	Sales	Margin	Contribution	Assets
Third Quarter Fiscal 2006
RFPD	$80,526	$19,049	$11,751	$109,966
EDG	21,907	7,099	4,458	41,772
SSD	25,316	6,016	1,050	38,307
DSG	23,537	6,426	2,548	37,644

Total	$151,286	$38,590	$19,807	$227,689

Third Quarter Fiscal 2005
RFPD (restated)	$72,253	$15,379	$6,788	$106,919
EDG	22,672	7,044	3,901	42,338
SSD	25,607	6,260	1,566	37,357
DSG	19,498	4,097	1,321	24,614

Total (restated)	$140,030	$32,780	$13,576	$211,228

		Gross	Direct Operating
	Sales	Margin	Contribution	Assets
Nine Months Fiscal 2006
RFPD	$241,252	$55,890	$34,460	$109,966
EDG	70,352	22,543	14,448	41,772
SSD	80,488	20,185	5,710	38,307
DSG	69,881	18,559	7,973	37,644

Total	$461,973	$117,177	$62,591	$227,689

Nine Months Fiscal 2005
RFPD (restated)	$220,024	$48,942	$25,766	$106,919
EDG	67,637	21,680	12,887	42,338
SSD	78,728	20,062	6,975	37,357
DSG	60,040	13,528	5,911	24,614

Total (restated)	$426,429	$104,212	$51,539	$211,228

A reconciliation of net sales, gross margin, direct operating contribution, and assets to the relevant consolidated amounts is as follows. Other assets not identified include miscellaneous receivables, manufacturing inventories, and other assets.

	Third Quarter		Nine Months
	FY 2006	FY 2005 (restated)	FY 2006	FY 2005 (restated)
Segment net sales	$151,286	$140,030	$461,973	$426,429
Corporate	842	1,670	4,137	4,992

Net sales	$152,128	$141,700	$466,110	$431,421

Segment gross margin	$38,590	$32,780	$117,177	$104,212
Manufacturing variances and other costs	(1,501)	886	(2,050)	(829)

Gross margin	$37,089	$33,666	$115,127	$103,383

Segment contribution	$19,807	$13,576	$62,591	$51,539
Manufacturing variances and other costs	(1,501)	886	(2,050)	(829)
Regional selling expenses	(4,219)	(4,817)	(14,253)	(14,063)
Administrative expenses	(12,500)	(10,066)	(31,927)	(28,953)
Gain (loss) on disposal of assets	(75)	(1)	87	26

Operating income (loss)	$1,512	$(422)	$14,448	$7,720

	March 4,	May 28,
	2006	2005 (restated)
Segment assets	$227,689	$202,223
Cash and cash equivalents	18,712	24,301
Other current assets	17,008	20,211
Net property	31,800	31,712
Other assets	7,553	5,493

Total assets	$302,762	$283,940

Geographic net sales information is primarily grouped by customer destination into five areas: North America, Europe, Asia/Pacific, Latin America, and Corporate. Europe includes sales to the Middle East and Africa. Net sales to Mexico are included as part of Latin America. Corporate consists of freight and non-area specific sales.

Net sales and gross margin by geographic region are presented in the table below:

	Third Quarter		Nine Months
	FY 2006	FY 2005 (restated)	FY 2006	FY 2005 (restated)
Net Sales
North America	$75,291	$73,443	$236,631	$227,548
Europe	34,138	31,118	101,869	94,284
Asia/Pacific	34,707	30,652	106,700	91,217
Latin America	5,780	5,544	17,760	15,392
Corporate	2,212	943	3,150	2,980

Total	$152,128	$141,700	$466,110	$431,421

Gross Margin
North America	$20,813	$19,047	$63,354	$58,783
Europe	10,298	9,424	28,665	26,280
Asia/Pacific	8,805	7,104	26,164	21,560
Latin America	1,910	1,458	5,059	4,184
Corporate	(4,737)	(3,367)	(8,115)	(7,424)

Total	$37,089	$33,666	$115,127	$103,383

The Company sells its products to customers in diversified industries and performs periodic credit evaluations of its customers’ financial condition. Terms are generally on open account, payable net 30 days in North America, and vary throughout Europe, Asia/Pacific, and Latin America. Estimates of credit losses are recorded in the financial statements based on periodic reviews of outstanding accounts, and actual losses have been consistently within management’s estimates.

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

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, Accounting for Income Taxes and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 will become effective for the Company beginning in fiscal 2008. The Company is currently evaluating the impact of the adoption of FIN 48 on the financial statements.

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

In addition to the information contained in the Company’s other filings with the Securities Exchange Commission, factors that could affect future performance include, among others, the following:

•	The Company has had significant operating and net losses in the past and may have future losses.

•	The Company maintains a significant investment in inventory and has incurred significant charges for inventory obsolescence and overstock, and may incur similar charges in the future.

•	If the Company does not maintain effective internal controls over financial reporting, it could be unable to provide timely and reliable financial information.

•	Because the Company derives a significant portion of its revenue by distributing products designed and manufactured by third parties, it may be unable to anticipate changes in the marketplace and, as a result, could lose market share.

•	The Company has exposure to economic downturns and operates in cyclical markets.

•	The Company has significant debt, which could limit its financial resources and ability to compete and may make it more vulnerable to adverse economic events.

•	The Company’s ability to service its debt and meet its other obligations depends on a number of factors beyond its control.

•	The Company’s success depends on its executive officers and other key personnel. The Company has experienced significant turnover in its senior management over the past few years.

•	The Company’s credit agreement and the indentures for its outstanding notes impose restrictions with respect to various business matters.

•	The Company was not in compliance with certain financial covenants of its credit agreement for the quarters ended May 28, 2005, September 3, 2005 and March 4, 2006, and may not be able to comply with these financial covenants in the future.

•	Changes in accounting standards regarding stock option plans, which the Company is required to adopt for its fiscal 2007, could limit the desirability of granting stock options, which could harm the Company’s ability to attract and retain employees, and could also negatively impact its results of operations.

•	The Company faces intense competition in the markets it serves and, if it does not compete effectively, it could significantly harm its operating results.

•	The Company may not be able to continue to make the acquisitions necessary for it to realize its growth strategy or integrate acquisitions successfully.

•	If the Company does not continue to reduce its costs, it may not be able to compete effectively in its markets.

•	The Company’s Electron Device Group is dependent on a limited number of vendors to supply it with essential products.

•	Economic, political, and other risks associated with international sales and operations could adversely affect the Company’s business.

•	The Company is exposed to foreign currency risk.

•	Because the Company generally does not have long-term contracts with its vendors, it may experience shortages of products that could harm its business and customer relationships.

•	The Company may have underpaid taxes in a foreign country where it has operations.

•	The Company is exposed to highly variable income tax expense due to its unpredictable geographic distribution of taxable income or losses and its valuation allowances related to net operating losses.

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

Results of Operations

Net Sales and Gross Margin Analysis

During the third quarter of fiscal 2006, consolidated net sales increased 7.4% to $152,128 due to higher sales in display systems and wireless products over the prior year. During the first nine months of fiscal 2006, consolidated net sales increased 8.0% to $466,110 from $431,421 in the same period last year, as all four SBUs increased net sales over the prior year’s first nine months with strong demand for custom displays and wireless products. In addition, effective June 1, 2005, the Company acquired A.C.T. Kern GmbH & Co. KG (Kern), a leading display technology company in Europe. Net sales for Kern, included in DSG and the Europe region, in the third quarter and first nine months of fiscal 2006 were $3,277 and $10,206, respectively. The first nine months of fiscal 2006 contained 40 weeks as compared to 39 weeks for the first nine months of fiscal 2005. The additional week occurred in the first quarter of fiscal 2006. Net sales by SBU are presented as follows (in thousands):

Net Sales

	FY 2006	FY 2005	% Change
Third Quarter
RFPD	$80,526	$72,253	11.5%
EDG	21,907	22,672	(3.4)%
SSD	25,316	25,607	(1.1)%
DSG	23,537	19,498	20.7%
Corporate	842	1,670

Total	$152,128	$141,700	7.4%

Net Sales

	FY 2006	FY 2005	% Change
Nine Months
RFPD	$241,252	$220,024	9.6%
EDG	70,352	67,637	4.0%
SSD	80,488	78,728	2.2%
DSG	69,881	60,040	16.4%
Corporate	4,137	4,992

Total	$466,110	$431,421	8.0%

Note: The fiscal 2005 data has been reclassified to conform with the fiscal 2006 presentation. The modification includes the reorganization of RFPD (formerly RFWC) and EDG (formerly IPG) in the second quarter of fiscal 2006. Corporate consists of freight, other non-specific net sales, and customer cash discounts.

Consolidated gross margins increased 10.2% to $37,089 and 11.4% to $115,127 in the third quarter and first nine months of fiscal 2006, respectively, as compared with $33,666 and $103,383 in the same periods last fiscal year due mainly to an increase in sales volume. Consolidated gross margin as a percentage of net sales increased to 24.4% and 24.7% in the third quarter and first nine months of fiscal 2006, respectively, versus 23.8% and 24.0% in the third quarter and first nine months of fiscal year 2005, respectively. As a percentage of sales, gross margin improved in fiscal 2006 due primarily to favorable excess and obsolete inventory and warranty experience. Gross margin for each SBU and gross margin as a percentage of net sales are presented in the following table. Gross margin reflects the distribution and manufacturing product margin less manufacturing variances, customer returns, scrap and cycle count adjustments, engineering costs, inventory overstock charges, and other provisions. Gross margin on freight, general inventory obsolescence provisions, and miscellaneous costs are included under the caption “Corporate.”

Gross Margin

Third Quarter	FY 2006	% of Net Sales	FY 2005 (restated)	% of Net Sales
RFPD	$19,049	23.7%	$15,379	21.3%
EDG	7,099	32.4%	7,044	31.1%
SSD	6,016	23.8%	6,260	24.4%
DSG	6,426	27.3%	4,097	21.0%
Corporate	(1,501)		886

Total	$37,089	24.4%	$33,666	23.8%

Nine Months	FY 2006	% of Net Sales	FY 2005 (restated)	% of Net Sales
RFPD	$55,890	23.2%	$48,942	22.2%
EDG	22,543	32.0%	21,680	32.1%
SSD	20,185	25.1%	20,062	25.5%
DSG	18,559	26.6%	13,528	22.5%
Corporate	(2,050)		(829)

Total	$115,127	24.7%	$103,383	24.0%

Note: The fiscal 2005 data has been reclassified to conform with the fiscal 2006 presentation. The modification includes the reorganization of RFPD (formerly RFWC) and EDG (formerly IPG) in the second quarter of fiscal 2006. Corporate consists of freight, other non-specific gross margins, and customer cash discounts.

Net sales and gross margin trends are analyzed for each strategic business unit in the discussion below.

RF, Wireless & Power Division

RFPD net sales increased 11.5% and 9.6% in the third quarter and first nine months of fiscal 2006, respectively, to $80,526 and $241,252 as compared with $72,253 and $220,024 in the same periods last fiscal year. The net sales growth for the third quarter of fiscal 2006 was due mainly to an increase in sales of the network access and passive/interconnect product lines with growth of 15.2% and 16.2% to $29,490 and $13,552, respectively, versus $25,590 and $11,666, in the same period last fiscal year. The increase in the network access product lines was driven by semiconductor product sales in all geographic areas, with the largest growth coming from Asia/Pacific. North America also experienced strong network access product sales growth, where cellular infrastructure and military/defense are the primary markets. Sales of the passive product lines increased due to the addition of two new global, exclusive franchise suppliers. The RFPD net sales growth for the first nine months of fiscal 2006 was mainly due to an increase in sales of the network access product line with growth of 21.2% to $90,978 from $75,072 in the same period of last fiscal year, primarily due to sales growth in Asia/Pacific. The net sales growth was the main contributor to the gross margin increase of 23.9% and 14.2% to $19,049 and $55,890 for the third quarter and first nine months of fiscal 2006, respectively. RFPD’s gross margin percentage increased to 23.7% and 23.2% from 21.3% and 22.2% for the third quarter and first nine months of fiscal 2006 and 2005, respectively, primarily due to inventory write-downs of $1.3 million recorded in the third quarter of fiscal 2005 and a shift in product mix in fiscal 2006 as a result of higher sales of engineered solutions. The gross margin improvement was partially offset by the increase in Asia/Pacific sales that reduced the overall gross margin percentage due to lower gross margins in Asia/Pacific than other geographic regions.

Electron Device Group

EDG net sales decreased 3.4% in the third quarter of fiscal 2006 to $21,907 from $22,672 during the same period last fiscal year, while increasing 4.0% during the first nine months of fiscal 2006 to $70,352 from $67,637 during the same period last fiscal year. Tube sales decreased 8.2% during the third quarter of fiscal 2006 to $15,581 versus $16,970 in the same period last fiscal year, partially offset by an increase in semiconductor fabrication equipment sales of 38.5% to $4,390 during the third quarter of fiscal 2006 as compared to $3,169 last year. The decrease in tube sales was due to one of the Company’s key vendors relocating its facilities, thus delaying shipments to the Company for further distribution to customers. Semiconductor fabrication equipment sales increased as new replacement parts were introduced into the Asia/Pacific market in fiscal 2006. Semiconductor fabrication sales increased 27.0% during the first nine months of fiscal 2006 to $12,345 as compared to $9,724 in the same period of fiscal 2005. Gross margin for EDG increased 0.8% and 4.0% to $7,099 and $22,543, respectively, for the third quarter and first nine months of fiscal 2006 due to an improved product mix. Gross margin as a percentage of net sales increased to 32.4% from 31.1% for the third quarter of fiscal 2006 and 2005, respectively, due to an improved product mix primarily as a result of the increase in semiconductor fabrication equipment sales. Gross margin as a percentage of net sales remained relatively flat during the first nine months of fiscal 2006 as compared to fiscal 2005.

Security Systems Division

Net sales for SSD of $25,316 in the third quarter of fiscal 2006 were relatively flat with sales of $25,607 in the third quarter last year. During the first nine months of fiscal 2006, net sales for SSD increased 2.2% to $80,488 as compared with $78,728 during the same period last year. Net sales of private label products increased 9.1% to $25,494 during the first nine months of fiscal 2006 as compared with $23,369 during the same period of last fiscal year, and were partially offset by a decrease in distribution products. Gross margins for SSD during the third quarter and first nine months of fiscal 2006 of $6,016 and $20,185, respectively, were relatively flat with gross margins of $6,260 and $20,062 for the same periods last year. Gross margin as a percent of net sales decreased to 23.8% and 25.1% for the third quarter and first nine months of fiscal 2006, respectively, as compared with 24.4% and 25.5% during the same time periods of last fiscal year, primarily due to inventory adjustments.

Display Systems Group

DSG net sales increased 20.7% and 16.4% in the third quarter and first nine months of fiscal 2006, respectively, to $23,537 and $69,881 as compared with $19,498 and $60,040 in the same periods last fiscal year. Net sales for Kern in the third quarter and first nine months of fiscal 2006 were $3,277 and $10,206, respectively. In addition to the Kern acquisition, net sales growth during the third quarter of fiscal 2006 was due primarily to the increase in the medical monitors and custom display product lines of 17.5% and 7.9% to $9,149 and $7,053, respectively, as compared to $7,785 and $6,539 for the third quarter of fiscal 2005, partially offset by lower sales in the specialty displays and cathode ray tube products lines. The sales growth for the nine-month period was mainly due to the Kern acquisition and an increase in sales of the custom display product line which increased 11.4% to $19,415 in fiscal 2006 from $17,428 in fiscal 2005, partially offset by lower sales in the specialty displays and cathode ray tube products lines . DSG gross margin increased 56.8% and 37.2% to $6,426 and $18,559 during the third quarter and first nine months of fiscal 2006, respectively, from $4,097 and $13,528 for the same time periods last year. The gross margin percentage increased to 27.3% and 26.6% from 21.0% and 22.5% during the third quarter and first nine months of fiscal 2006 and 2005, respectively. The gross margin improvement was due mainly to an improved product mix primarily in the specialty display and medical monitor product lines. In addition, during the second quarter of fiscal 2006, the Company recorded a reduction in warranty expense of $946 as a result of a change in estimate due to favorable warranty experience.

Sales by Geographic Area

On a geographic basis, the Company categorizes its sales by destination: North America, Europe, Asia/Pacific, Latin America, and Corporate. Net sales and gross margin, as a percent of net sales, by geographic area are as follows (in thousands):

Net Sales

Third Quarter	FY 2006	FY 2005	% Change
North America	$75,291	$73,443	2.5%
Europe	34,138	31,118	9.7%
Asia/Pacific	34,707	30,652	13.2%
Latin America	5,780	5,544	4.3%
Corporate	2,212	943

Total	$152,128	$141,700	7.4%

Nine Months	FY 2006	FY 2005	% Change
North America	$236,631	$227,548	4.0%
Europe	101,869	94,284	8.0%
Asia/Pacific	106,700	91,217	17.0%
Latin America	17,760	15,392	15.4%
Corporate	3,150	2,980

Total	$466,110	$431,421	8.0%

Gross Margin

Third Quarter	FY 2006	% of Net Sales	FY 2005 (restated)	% of Net Sales
North America	$20,813	27.6%	$19,047	25.9%
Europe	10,298	30.2%	9,424	30.3%
Asia/Pacific	8,805	25.4%	7,104	23.2%
Latin America	1,910	33.0%	1,458	26.3%
Corporate	(4,737)		(3,367)

Total	$37,089	24.4%	$33,666	23.8%

Nine Months	FY 2006	% of Net Sales	FY 2005 (restated)	% of Net Sales
North America	$63,354	26.8%	$58,783	25.8%
Europe	28,665	28.1%	26,280	27.9%
Asia/Pacific	26,164	24.5%	21,560	23.6%
Latin America	5,059	28.5%	4,184	27.2%
Corporate	(8,115)		(7,424)

Total	$115,127	24.7%	$103,383	24.0%

Note: Europe includes sales and gross margins to Middle East and Africa. Latin America includes sales and gross margins to Mexico. Corporate consists of freight and other non-specific sales and gross margins.

Net sales in North America increased 2.5% and 4.0% in the third quarter and first nine months of fiscal 2006, respectively, to $75,291 and $236,631 as compared with $73,443 and $227,548 in the same periods of fiscal 2005. The sales increase in the third quarter and first nine months of fiscal 2006 was mainly due to increases in demand for security systems in Canada and wireless products in the U.S. In addition, net sales in Canada experienced an overall gain of 11.7% to $57,765 in the first nine months of fiscal 2006 versus $51,723 in the prior fiscal year. An increase in net sales of higher margin products resulted in gross margin improvement in North America to 27.6% and 26.8% for the third quarter and first nine months of fiscal 2006, respectively, as compared with 25.9% and 25.8% in fiscal 2005.

Net sales in Europe grew 9.7% and 8.0% in the third quarter and first nine months of fiscal 2006, respectively, to $34,138 and $101,869 from $31,118 and $94,284 in the same periods a year ago due to the Kern acquisition, partially offset by lower sales of security systems and electron device products in Europe. Gross margin in Europe in the third quarter of fiscal 2006 was relatively flat with the prior year, while gross margin increased to 28.1% from 27.9% during the first nine of fiscal 2006 and 2005, respectively, primarily due to shifts in product mix.

Net sales in Asia/Pacific increased 13.2% and 17.0% to $34,707 and $106,700 in the third quarter and first nine months of fiscal 2006, respectively, versus $30,652 and $91,217 in the same periods last fiscal year, led by continued strong demand for wireless products in the cellular infrastructure, semiconductor fabrication and broadcasting markets. Net sales in Korea, Singapore and Japan increased 17.2%, 63.3% and 36.6% to $9,846, $5,932 and $5,302 in the third quarter of fiscal 2006, respectively, and net sales increased 32.8%, 21.7% and 16.7% to $30,785, $16,038 and $16,211 in the first nine months of fiscal 2006, respectively. Gross margins increased in all strategic business units in Asia/Pacific for the third quarter and first nine months of fiscal 2006, as compared with last fiscal year due mainly to shifts in product mix focused on exclusive franchises, design registration programs and the reduction of lower margin programs.

Net sales in Latin America improved 4.3% and 15.4% to $5,780 and $17,760 in the third quarter and first nine months of fiscal 2006, respectively, as compared with $5,544 and $15,392 in the third quarter and first nine months of fiscal 2005, respectively. The net sales growth was mainly driven by an increase in sales of security products/systems integration and refocusing the EDG sales team after the realignment. Gross margin in Latin America increased to 33.0% and 28.5% in the third quarter and first nine months of fiscal 2006, respectively, versus 26.3% and 27.2% in the year ago period primarily due to shifts in product mix.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) increased 4.2% and 5.3% to $35,502 and $100,766 in the third quarter and first nine months of fiscal 2006, respectively, as compared with $34,087 and $95,689 in the same periods last fiscal year. The increase in expenses for the third quarter and first nine months of fiscal 2006 as compared with the third quarter and first nine months of fiscal 2005 was primarily due to the acquisition of Kern, severance expense and sales and use tax expense. The Company recorded severance expense of $697 during the third quarter of fiscal 2006. During the third quarter of fiscal 2005, the Company recorded a restructuring charge, including severance and lease termination costs, of $2,152. In addition, during the third quarter of fiscal 2006, the Company increased its sales and use tax reserve by $876 for potential exposure in certain states where the Company conducts business. For the third quarter and first nine months of fiscal 2006, total SG&A decreased to 23.3% and 21.6% of net sales, respectively, compared with 24.1% and 22.2% in last fiscal year’s third quarter and first nine months, respectively. During the fourth quarter of fiscal 2006, the Company recorded employee severance costs of $2,724 for certain employees whose termination costs became probable and estimable.

Other (Income) Expense

In the third quarter of fiscal 2006, other (income) expense decreased to an expense of $805 from an expense of $1,782 during the third quarter of fiscal 2005, however, in the first nine months of fiscal 2006, other (income) expense increased to an expense of $9,128 from an expense of $3,773 during the first nine months of fiscal 2005. Other (income) expense included a foreign exchange gain of $1,611 during the third quarter of fiscal 2006 and a foreign exchange loss of $2,071 during first nine months of fiscal 2006, respectively, as compared with a foreign exchange gain of $226 and $2,624 during the same periods last fiscal year. The foreign exchange variance for the first nine months of fiscal 2006 was due to the strengthening of the U.S. dollar, primarily related to receivables due from foreign subsidiaries to the U.S. parent company and denominated in foreign currencies. Interest expense increased to $2,479 and $7,076 for the third quarter and first nine months of fiscal 2006, respectively, as compared with $2,234 and $6,675 during the same periods of last fiscal year due to higher interest rates related to the Company’s credit agreement.

Income Tax Provision

The effective income tax rates for the third quarter and first nine months of fiscal year 2006 were 262.1% and 81.8%, respectively. The difference between the effective tax rates as compared to the U.S. federal statutory rate of 34% primarily results from the Company’s geographical distribution of taxable income or losses and, in the three and nine months ended March 4, 2006, valuation allowances related to net operating losses. For the nine months ended March 4, 2006, the tax benefit primarily related to net operating losses was limited by the requirement for a valuation allowance of $3,646, which increased the effective income tax rate by 68.5%. During the second quarter of fiscal 2006, income tax reserves of approximately $1,000 for certain income tax exposures were reversed because the statute of limitations with respect to these income tax exposures expired.

As of February 26, 2005, domestic net operating loss carryforwards (NOL) were approximately $22.0 million. These NOLs expire in 2024. Foreign net operating loss carryforwards were approximately $15.3 million. In the second quarter of fiscal 2005, the Company recorded a valuation allowance of approximately $0.6 million primarily relating to certain foreign subsidiaries recording deferred tax assets on net operating losses.

Net domestic deferred tax assets, including the domestic NOL, were approximately $15.5 million at February 26, 2005. Due to changes in the level of certainty regarding realization, a valuation allowance of approximately $16.2 million was established in the third quarter of fiscal 2005 to offset certain domestic deferred tax assets and domestic net operating loss carryforwards.

At the end of fiscal 2004, all of the cumulative positive earnings of the Company’s foreign subsidiaries, amounting to $35.1 million, were considered permanently reinvested pursuant to APB No. 23, Accounting for Income Taxes-Special Areas. As such, U.S. taxes were not provided on these amounts. In the third quarter of fiscal 2005, because of a strategic decision, the Company determined that approximately $12.4 million of one of its foreign subsidiaries’ earnings could no longer be considered permanently reinvested as those earnings may be distributed in future years. Based on management’s potential future plans regarding this subsidiary, it was determined that these earnings would no longer meet the specific requirements for permanent reinvestment under APB No. 23. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income tax and foreign withholding taxes. As such, during the third quarter of fiscal 2005, the Company established a deferred tax liability of approximately $4.8 million. The remaining cumulative positive earnings of the Company’s foreign subsidiaries were still considered permanently reinvested pursuant to APB No. 23 and amounted to $29.1 million. Due to various tax attributes that are continually changing, it is not possible to determine what, if any, tax liability might exist if such earnings were to be repatriated.

In May 2005, the Company was informed by one of its foreign subsidiaries that its records may not be adequate to support the taxable revenues and deductions included within tax returns previously filed for the tax years 2003 and 2004. At this time, the Company has not received notification from any tax authority regarding this matter. The Company has increased its income tax reserve for this potential exposure.

During fiscal 2005, the Canadian taxing authority proposed an income tax assessment for fiscal 1998 through fiscal 2002. The Company appealed the income tax assessment; however, the Company paid the entire tax liability in fiscal 2005 to the Canadian taxing authority to avoid additional interest and penalties if the Company’s appeal was denied. The payment was recorded as an increase to income tax provision in fiscal 2005. In May 2006, the appeal was settled in the Company’s favor. The Company will receive a refund of approximately $1,000, which will be recorded as a reduction to income tax provision in the fourth quarter of fiscal 2006.

Net Income and Per Share Data

Net loss for the third quarter of fiscal 2006 was $1,146 or $0.07 per diluted common share or $0.06 per Class B diluted common share as compared with $22,687 for the third quarter of fiscal 2005, or $1.34 per diluted common share or $1.20 per Class B diluted common share. Net income (loss) for the first nine months of fiscal 2006 was income of $967 or $0.06 per diluted common share or $0.05 per Class B diluted common share as compared with a loss of $18,493 for the first nine months of fiscal 2005, or $1.12 per diluted common share or $1.01 per Class B diluted common share.

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

Cash and cash equivalents were $18,712 at March 4, 2006, a decrease of $5,589 from fiscal 2005 year end. The decrease in cash is primarily due to the collection of receivables due from foreign subsidiaries to the U.S. parent company. The cash received by the U.S. parent company was used to reduce the amount outstanding under the Company’s credit agreement.

Cash provided by operating activities for the first nine months of fiscal 2006 was $4,622 primarily due to higher accounts payable, partially offset by the increase in inventories. The increase in inventories, due to inventory stocking programs to support anticipated sales growth, was more than offset by the increase in accounts payable due to the timing of inventory purchases during the third quarter of fiscal 2006. Cash used in operating activities for the first nine months of fiscal 2005 was $7,771 mainly due to an increase in inventories. Initial stocking packages for exclusive supplier programs caused inventory to increase.

Net cash used in investing activities of $10,788 for the first nine months of fiscal 2006 was mainly the result of the acquisition, effective June 1, 2005, of Kern located in Donaueschingen in southern Germany. The cash outlay for Kern was $6,583, net of cash acquired. In addition, effective October 1, 2005, the Company acquired Image Systems, a division of CSI in Hector, Minnesota. The initial cash outlay for Image Systems was $250. Image Systems is a specialty supplier of displays, display controllers, and calibration software for the healthcare market. In addition, the Company spent $4,229 on capital projects during the first nine months of fiscal 2006 primarily related to facility and information technology projects. The Company spent $6,449 on capital projects during the first nine months of fiscal 2005 related to PeopleSoft development costs and ongoing investments in information technology infrastructure.

Net cash provided by financing activities for the first nine months of fiscal 2006 was $592. During the first nine months of fiscal 2005, net cash provided by financing activities was $19,719. During the first quarter of fiscal 2005, the Company had an equity offering for three million shares of stock that contributed $27,915 in proceeds that was used to reduce long-term debt by $13,293 and fund working capital requirements.

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

The indenture provides that on or after December 20, 2008, the Company has the option of redeeming the 8% notes, in whole or in part, for cash, at a redemption price equal to 100% of the principal amount of the 8% notes to be redeemed, plus accrued and unpaid interest, if any, but excluding, the redemption date. Holders may require the Company to repurchase all or a portion of their 8% notes for cash upon a change-of-control event, as described in the indenture, at a repurchase price equal to 100% of the principal amount of the 8% notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding the repurchase date. The 8% notes are unsecured and subordinate to the Company’s existing and future senior debt. The 8% notes rank on parity with the Company’s existing 7 3/4% convertible senior subordinated notes (7 3/4% notes).

The Company maintains $14,000 of the 8% notes in current portion of long-term debt at March 4, 2006. This current classification is due to the Company entering into two separate agreements in August 2006 with certain holders of its 8% notes to purchase $14,000 of the 8% notes. As the 8% notes are subordinate to the Company’s existing credit agreement, the Company received a waiver from its lending group to permit the purchase. The purchases will be financed through additional borrowings under the Company’s credit agreement. In the first quarter of fiscal 2007, the Company will record early extinguishment expenses of approximately $2,700.

The Company used the net proceeds from the sale of the 8% notes to repay amounts outstanding under its credit agreement. The Company redeemed all of the outstanding 8 1/4% convertible senior subordinated debentures (8 1/4% debentures) on December 23, 2005 in the amount of $17,538 and all of the outstanding 7 1/4% convertible subordinated debentures (7 1/4% debentures) on December 30, 2005 in the amount of $4,753 by borrowing amounts under the credit agreement to effect these redemptions.

In October 2004, the Company renewed its credit agreement with the current lending group in the amount of approximately $109,000 (the size of the credit line varies based on fluctuations in foreign currency exchange rates). The agreement expires in October 2009, and the outstanding balance at that time will become due. At March 4, 2006, $56,303 was outstanding under the credit agreement. The credit agreement is principally secured by the Company’s trade receivables and inventory. The credit agreement bears interest at applicable LIBOR rates plus a margin, varying with certain financial performance criteria. At March 4, 2006, the applicable margin was 1.25%. Outstanding letters of credit were $1,710 at March 4, 2006, leaving an unused line of $51,695 under the total credit agreement; although none of this amount was available for the Company to borrow because the Company was not in compliance with credit agreement covenants with respect to the leverage ratio and tangible net worth covenants for the third quarter ending March 4, 2006. The commitment fee related to the credit agreement is 0.25% per annum payable quarterly on the average daily unused portion of the aggregate commitment. The Company’s credit agreement consists of the following facilities as of March 4, 2006:

	Capacity	Amount Outstanding	Interest Rate
US Facility	$70,000	$43,200	6.47%
Canada Facility	15,026	6,685	5.25%
Sweden Facility	8,179	—	—
UK Facility	7,893	4,210	6.87%
Euro Facility	6,020	482	4.64%
Japan Facility	2,590	1,726	1.85%

Total	$109,708	$56,303	6.20%

Note: Due to maximum permitted leverage ratios, the amount of the unused line cannot be calculated on a facility-by-facility basis.

On August 24, 2005, the Company executed an amendment to the credit agreement. The amendment changed the maximum permitted leverage ratios and the minimum required fixed charge coverage ratios for each of the first three quarters of fiscal 2006 to provide the Company additional flexibility for these periods. In addition, the amendment also provided that the Company will maintain excess availability on the borrowing base of not less than $23,000 until the 8 1/4% and 7 1/4% debentures were redeemed, at which time the Company will maintain excess availability of the borrowing base of not less than $10,000. The applicable margin pricing was increased by 25 basis points. In addition, the amendment extended the Company’s requirement to refinance the remaining $22,291 aggregate principal amount of the Company’s 7 1/4% debentures and the 8 1/4% debentures from February 28, 2006 to June 10, 2006.

At September 3, 2005, the Company was not in compliance with its credit agreement covenants with respect to the tangible net worth covenant due solely to the additional goodwill recorded as a result of the Kern acquisition. On October 12, 2005, the Company received a waiver from its lending group for the default and executed an amendment to the credit agreement. The amendment changed the minimum tangible net worth requirement to adjust for the goodwill associated with the Kern acquisition. At March 4, 2006, the Company was in compliance with its credit agreement covenants.

At March 4, 2006, the Company was not in compliance with credit agreement covenants with respect to the leverage ratio, fixed charge coverage ratio and tangible net worth covenants. On August 4, 2006, the Company received a waiver from its lending group for the default and executed an amendment to the credit agreement. In addition, the amendment also (i) permitted the purchase of $14,000 of the 8% notes; (ii) adjusted the minimum required fixed charge coverage ratio for the first quarter of fiscal 2007; (iii) adjusted the minimum tangible net worth requirement; (iv) permitted certain sales transactions contemplated by the Company; (v) eliminated the Company’s Sweden Facility; (vi) reduced the Company’s Canada Facility by approximately $5,400; (vii) changed the definition of “Adjusted EBITDA” for covenant purposes; and (viii) provided that the Company maintain excess availability on the borrowing base of not less than $20,000 until the Company filed its Form 10-Q for the quarter ended March 4, 2006, at which time the Company will maintain excess availability of the borrowing base of not less than $10,000.

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

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, Accounting for Income Taxes and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 will become effective for the Company beginning in fiscal 2008. The Company is currently evaluating the impact of the adoption of FIN 48 on the financial statements.

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

Had the U.S. dollar strengthened 10% against various foreign currencies, sales would have been lower by an estimated $6,100 and $18,500 for the three and nine months ended March 4, 2006, respectively, and $5,500 and $16,800 for the three and nine months ended February 26, 2005, respectively. Total assets would have declined by an estimated $12,300 as of the third quarter ended March 4, 2006 and an estimated $10,600 as of the fiscal year ended May 28, 2005, while the total liabilities would have decreased by an estimated $2,900 as of the third quarter ended March 4, 2006 and an estimated $4,200 as of the fiscal year ended May 28, 2005.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of March 4, 2006. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of March 4, 2006 due to material weaknesses in the Company’s internal control over financial reporting disclosed in “Item 9A. Controls and Procedures” of the Company’s Annual Report on Form 10-K/A for the fiscal year ended May 28, 2005. The weaknesses were (1) deficiencies in the Company’s control environment, (2) inadequate controls associated with the accounting for income taxes, (3) inadequate financial statement preparation and review procedures, and (4) deficiency related to the application of accounting literature. To address these material weaknesses, the Company has expanded its disclosure controls and procedures to include additional analysis and other post-closing procedures. Accordingly, management believes that the financial statements included in this report fairly present in all material respects the Company’s financial position, results of operations, and cash flows for the periods presented.

(b) Changes in Internal Control over Financial Reporting

There were nine changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the first nine months of fiscal 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

•	In June 2005, the Company hired a Director of Tax to increase its focus on processes and procedures associated with accounting for income taxes;

•	The Company has implemented a program to provide training for accounting personnel in the Company’s foreign subsidiaries, which has been implemented by the Company’s European and Asia/Pacific subsidiaries;

•	The Company has enhanced its account reconciliation process to ensure that accounts are being reconciled on a timely basis, the reconciliations are independently reviewed, and any reconciling items are cleared on a timely basis;

•	The Company has implemented a system to review and approve journal entries through system automation;

•	The Company has implemented formal procedures for financial statement variance analysis and balance sheet reconciliations. The monthly closing schedule is formally communicated to all subsidiaries;

•	The Company has improved documentation of management review and reconciliation performance through policies, education and re-enforcement, a listing of employees who reconcile and approve balance sheet account reconciliations, and the implementation of key financial manager checklists;

•	The Company has engaged outside tax professionals to provide global compliance and reporting services to ensure that the Company has appropriate resources to conduct timely reviews and evaluations of the Company’s current and deferred tax provisions, deferred tax assets and liabilities, and related complex tax issues;

•	The Company has developed a policy related to controls over end-user computing; and

•	The Company hired a Director of Internal Audit to assist the Company in its ongoing evaluation and monitoring of internal control over financial reporting.

(c) Remediation Efforts to Address Material Weaknesses in Internal Control over Financial Reporting

In order to remediate the material weaknesses identified in internal control over financial reporting and ensure the integrity of our financial reporting processes, the Company has implemented or is in the process of implementing the measures described in Item 4(b) above, as well as continuing to train personnel in its other foreign subsidiaries throughout fiscal 2006.

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

During the implementation of its remediation plan, the Company discovered the accounting errors as disclosed in Note B of the Notes to Condensed Consolidated Financial Statements. Because the accounting errors relate to material weaknesses the Company already identified and disclosed, the certifying officers do not believe that these errors are an indication of any additional material weaknesses impacting the adequacy of the Company’s disclosure controls and procedures.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

At March 4, 2006, the Company was not in compliance with credit agreement covenants with respect to the leverage ratio, fixed charge coverage ratio and tangible net worth covenants. On August 4, 2006, the Company received a waiver from its lending group for the default and executed an amendment to the credit agreement. In addition, the amendment also (i) permitted the purchase of $14,000 of the 8% notes; (ii) adjusted the minimum required fixed charge coverage ratio for the first quarter of fiscal 2007; (iii) adjusted the minimum tangible net worth requirement; (iv) permitted certain sales transactions contemplated by the Company; (v) eliminated the Company’s Sweden Facility; (vi) reduced the Company’s Canada Facility by approximately $5,400; (vii) changed the definition of “Adjusted EBITDA” for covenant purposes; and (viii) provided that the Company maintain excess availability on the borrowing base of not less than $20,000 until the Company filed its Form 10-Q for the quarter ended March 4, 2006, at which time the Company will maintain excess availability of the borrowing base of not less than $10,000.

ITEM 6. EXHIBITS

See exhibit index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RICHARDSON ELECTRONICS, LTD.

	By:	/s/ David J. DeNeve
Date: August 31, 2006		David J. DeNeve Senior Vice President and Chief Financial Officer
(on behalf of the Registrant and as Principal financial and accounting officer)

Exhibit Index

(c) EXHIBITS

Exhibit Number	Description
3(a)	Restated Certificate of Incorporation of the Company, incorporated by reference to Appendix B to the Proxy Statement / Prospectus dated November 13, 1986, incorporated by reference to the Company’s Registration Statement on Form S-4, Commission File No.33-8696.

3(b)	Amended and Restated By-laws of the Company, incorporated by reference to Exhibit 3.1 of the Company’s Report on Form 8-K dated July 20, 2006, Commission File No. 000-12906.

10(ao)	Agreement between the Company and Bruce W. Johnson, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 19, 2006, Commission File No. 000-12906.

10(ap)	Employment, Nondisclosure and Non-Compete Agreement between the Company and Arthur R. Buckland, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 1, 2006, Commission File No. 000-12906.

31.1	Certification of Edward J. Richardson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed pursuant to Part I).

31.2	Certification of David J. DeNeve pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed pursuant to Part I).

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed pursuant to Part I).