Form 10-K
period 2006-06-03
RICHARDSON ELECTRONICS LTD/DE
filed 2006-08-31
CIK 355948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	FOR ANNUAL REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 3, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number: 0-12906

RICHARDSON ELECTRONICS, LTD.

(Exact name of registrant as specified in its charter)

Delaware	36-2096643
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

40W267 Keslinger Road, P.O. Box 393

LaFox, Illinois 60147-0393

(Address of principal executive offices)

Registrant’s telephone number, including area code: (630) 208-2200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange of which registered
Common stock, $0.05 Par Value	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒  Yes     ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☐             Accelerated Filer  ☒            Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes     ☒  No

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of December 3, 2005, was approximately $102,500,000.

As of August 28, 2006, there were outstanding 14,403,442 shares of Common Stock, $.05 par value, inclusive of 1,260,935 shares held in treasury, and 3,092,985 shares of Class B Common Stock, $.05 par value, which are convertible into Common Stock of the registrant on a one-for-one basis.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement dated September 15, 2006 for the Annual Meeting of Stockholders scheduled to be held October 17, 2006, which will be filed pursuant to Regulation 14A, are incorporated by reference in Part III of this Report. Except as specifically incorporated herein by reference, the above mentioned Proxy Statement is not deemed filed as part of this report.

PART I

Item 1. Business

The Company

Richardson Electronics, Ltd. (the “Company”) was originally incorporated in Illinois in 1947 and is currently incorporated in Delaware. The Company is a global provider of engineered solutions and a global distributor of electronic components to the radio frequency (RF), wireless and power conversion, electron device, security, and display systems markets with total sales in fiscal 2006 of $637.9 million. The Company is committed to a strategy of providing specialized technical expertise and value-added products, which the Company refers to as “engineered solutions,” in response to customers’ needs. These engineered solutions consist of:

•	products which the Company manufactures or modifies;

•	products which are manufactured to the Company’s specifications by independent manufacturers under the Company’s private labels; and

•	value the Company adds through design-in support, systems integration, prototype design and manufacturing, testing, and logistics for the Company’s customers’ end products. The Company defines design-in support as modification of components or identification of lower-cost product alternatives or complementary products.

The Company’s products include RF and microwave components, power semiconductors, electron tubes, microwave generators, data display monitors, and electronic security products and systems. These products are used to control, switch or amplify electrical power signals, or as display, recording or alarm devices in a variety of industrial, communication, and security applications.

The Company’s broad array of technical services and products supports both the Company’s customers and vendors.

Forward Looking Statements

All statements other than statements of historical facts included in this report are statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. The words “may,” “will,” “should,” “could,” “expect,” “plan,” “intend,” “estimate,” “anticipate,” “predict,” “believe,” “potential,” “continue,” and similar expressions and variations thereof are intended to identify forward-looking statements. Such statements appear in a number of places in this report and include statements regarding the intent, belief or current expectations of the Company, its directors, or its officers with respect to, among other things: (i) trends affecting the Company’s financial condition or results of operations; (ii) the Company’s financing plans; (iii) the Company’s business and growth strategies, including potential acquisitions; and (iv) other plans and objectives for future operations. Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties and actual results may differ materially from those predicted in the forward-looking statements or which may be anticipated from historical results or trends.

Strategic Business Units

The Company serves its customers through four strategic business units, each of which is focused on different end markets with distinct product and application needs. The Company’s four strategic business units are:

•	RF, Wireless & Power Division (formerly RF & Wireless Communications Group);

•	Electron Device Group (formerly Industrial Power Group);

•	Security Systems Division; and

•	Display Systems Group.

Each strategic business unit has dedicated marketing, sales, product management, and purchasing functions to better serve its targeted markets. The strategic business units operate globally, serving North America, Europe, Asia/Pacific, and Latin America.

During the second quarter of fiscal 2006, the Company implemented a reorganization plan encompassing the Company’s RF & Wireless Communications Group and Industrial Power Group business units. Effective for the second quarter of fiscal 2006, the Industrial Power Group has been designated as the Electron Device Group and the RF & Wireless Communications Group has been designated as RF, Wireless & Power Division. The reorganization was implemented to increase efficiencies by integrating the Industrial Power Group’s power conversion sales and product management into the RF & Wireless Communication Group’s larger sales resources. In addition, the Company believes that the Electron Device Group will benefit from an increased focus on the high-margin tube business with a simplified global sales and product management structure to work more effectively with customers and vendors.

Selected financial data attributable to each strategic business unit and geographic data for fiscal 2006, 2005, and 2004 is set forth in Note M of the notes to the consolidated financial statements and is incorporated by reference herein.

RF, Wireless & Power Division, formerly RF & Wireless Communications Group

The Company’s RF, Wireless & Power Division (RFPD) serves the global RF and wireless communications market, including infrastructure and wireless networks, as well as the fiber optics and industrial power conversion market. RFPD’s team of RF and wireless engineers assists customers in designing circuits, selecting cost effective components, planning reliable and timely supply, prototype testing, and assembly. The group offers its customers and vendors complete engineering and technical support from the design-in of RF, wireless and power components to the development of engineered solutions for their support system requirements.

The Company expects continued growth in wireless applications as the demand for many types of wireless communication increases worldwide. The Company believes wireless networking and infrastructure products for a number of niche applications will require engineered solutions using the latest RF technology and electronic components, including:

•	Wireless Networks—Wireless technologies used for short range interconnection, both within the home or office or last mile solutions from a neighborhood to the home.

•	Wireless Infrastructure—Equipment required to support the transmission of RF signals.

•	Power Conversion—High power applications such as power suppliers, welding, motor controls and converting AC/DC and DC/AC.

In addition to voice communication, the Company believes the rising demand for high-speed data transmission will result in major investments in both system upgrades and new systems to handle broader bandwidth.

The Company’s team of engineers designs solutions for applications such as motor speed controls, industrial heating, laser technology, semiconductor manufacturing equipment, radar, and welding. The group builds on its expertise in power conversion technology to provide engineered solutions to its customers’ specifications using what the Company believes are the most competitive components from industry-leading vendors.

The Company supports these growth opportunities by collaborating with many of the leading RFPD manufacturers. A key factor in the Company’s ability to maintain a strong relationship with its existing vendors and to attract new vendors is its ability to supply them with worldwide demand forecasts for their existing products as well as products they have in development. The Company has developed internal systems to capture forecasted product demand by potential design opportunity based on ongoing dialogue between its sales team and its customers. The Company shares this information with its manufacturing suppliers to help them predict near and long-term demand and product life cycles. The Company has global distribution agreements with such leading suppliers as ANADIGICS, Advanced Power Technologies, Aavid, Anaren, ATC, Cornell-Dubilier, Freescale, HUBER+SUHNER, International Rectifier, M/A-COM, Peregrine, Vishay, Wakefield, and WJ Communications. In addition, the Company has relationships with many niche RF, wireless, and power suppliers to allow it to serve as a comprehensive RF, wireless, and power resource.

The Company participates in most RF, wireless, and power applications and markets in the world, focusing on infrastructure rather than consumer-driven subscriber applications.

The following is a description of RFPD’s major product areas:

•	RF and Microwave Devices—a wide variety of components, such as RF transistors, mixers, switches, amplifiers, oscillators, and RF diodes, which are used in infrastructure, wireless networking, and other related markets, such as broadcast, cable TV, cellular and personal communications service telephony, satellite, wireless local area networks, and various other wireless applications, including the Company’s In-home Amplifier, which helps increase the ability to send and receive cellular signals from the home.

•	Interconnect Devices—passive components used to connect all types of electronic equipment including those employing RF technology.

•	Digital Broadcast—components and assemblies used in a broad range of applications in the digital broadcast market, including satellite, transmission, and RF components.

•	Silicon Controlled Rectifiers, Heat Sink Assemblies and Power Semiconductor Modules—components used in many industrial control applications because of their ability to switch large amounts of power at high speeds. These silicon power devices are capable of operating at up to 4,000 volts at 2,000 amperes.

•	High Voltage and Power Capacitors—devices used in industrial, avionics, medical and broadcast applications for filtering, high-current bypass, feed-through capacitance for harmonic attenuation, pulse shaping, grid and plate blocking, tuning and tank circuits, antenna coupling and energy discharge.

Electron Device Group, formerly Industrial Power Group

The Company’s Electron Device Group (EDG) provides engineered solutions and distributes electronic components to customers in diverse markets including the steel, automotive, textile, plastics, semiconductor manufacturing, and broadcast industries. EDG’s team of engineers designs solutions for applications such as industrial heating, laser technology, semiconductor manufacturing equipment, radar, and welding. The group builds on its expertise in high power, high frequency vacuum devices to provide engineered solutions to fit its customers’ specifications using what the Company believes are the most competitive components from industry-leading vendors.

EDG serves the industrial market’s need for both vacuum tube and semiconductor manufacturing equipment technologies. The Company provides replacement products for systems using electron tubes as well as design and assembly services for new systems employing semiconductor manufacturing equipment. The Company’s customers’ demand for higher power and shorter processing times increases the need for tube-based systems.

EDG represents leading manufacturers of electronic tubes and semiconductor manufacturing equipment used in industrial power applications. Among the suppliers EDG supports are Amperex, CPI, Eimac, General Electric, Jennings, Litton, Hitachi, NJRC, National, and Draloric.

The following is a description of EDG’s major product areas:

•	Power Amplifier/Oscillator Tubes—vacuum or gas-filled tubes used in applications where current or voltage amplification and/or oscillation is required. Applications include induction heating, diathermy equipment, communications, broadcast, and radar systems, and power supplies for voltage regulation or amplification.

•	Microwave Generators—devices that incorporate magnetrons, which are high vacuum oscillator tubes used to generate energy at microwave frequencies. The pulsed magnetron is primarily used to generate high-energy microwave signals for radar applications. Magnetrons are also used in vulcanizing rubber, food processing, packaging, wood/glue drying, in the manufacture of wafers for the semiconductor industry and other industrial heating applications such as microwave ovens, and by the medical industry for sterilization and cancer therapy.

•	Hydrogen Thyratrons—electron tubes capable of high speed and high voltage switching. They are used to control the power in laser and radar equipment and in linear accelerators for cancer treatment.

•	Thyratrons and Rectifiers—vacuum or gas-filled tubes used to control the flow of electrical current. Thyratrons are used to control ignitrons, electric motor speed controls, theatrical lighting, and machinery such as printing presses and various types of medical equipment. Rectifiers are used to restrict electric current flow to one direction in power supply applications.

•	Ignitrons—mercury pool tubes used to control the flow of large amounts of electrical current. Their primary applications are in welding equipment, power conversion, fusion research, and power rectification equipment.

Security Systems Division

The Company’s Security Systems Division (SSD) is a global provider of closed circuit television, fire, burglary, access control, sound, and communication products and accessories for the residential, commercial, and government markets. The unit specializes in closed circuit television design-in support, offering extensive expertise with applications requiring digital technology. The products SSD provides are primarily used for security and access control purposes but are also utilized in industrial applications, mobile video, and traffic management.

The electronic security industry is rapidly transitioning from analog to digital imaging technology which is driving the convergence between security and IT. The Company is positioned to take advantage of this transition through its array of innovative products and solutions marketed under the Company’s National Electronics™, Capture®, AudioTrak®, and Elite National Electronics® brands. The Company also expects SSD to gain additional market share by marketing itself as a value-added service provider to both its vendor and dealer partners. The division continues to invest in people and tools that enable it to offer superior technical support in the most cost effective manner, particularly in the area of network convergence.

SSD supports its customer base with products from more than 100 manufacturers including such well-known names as Aiphone, GE, Panasonic, Paradox, Pelco, Sanyo, and Verint, as well as its own private label brands National Electronics™, Capture®, AudioTrak®, and Elite National Electronics®.

The following is a description of SSD’s major product areas:

•	Closed Circuit Television—products used in surveillance applications and for monitoring hazardous environments in the workplace. Products include cameras, lenses, cathode ray tube and liquid crystal display monitors, multiplexers, time lapse recorders, computerized digital video recorders, internet-based video servers, and accessories.

•	Burglar and Fire Alarms—devices used to detect the presence of smoke, fire, or intrusion, and communicate information both to occupants and to a central monitoring station.

•	Access Control—hardware-based and software-based solutions used to prevent, monitor, and/or control access.

•	Commercial, Residential, and Professional Sound Systems—sound reproduction components used in background music, paging, and telephonic interconnect systems, along with custom home audio equipment used for distributed music and home theater systems.

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

The medical imaging market is transitioning from film-based technology to digital technology. DSG’s medical imaging hardware partnership program allows it to deliver integrated hardware and software solutions for this growing market by combining the Company’s hardware expertise in medical imaging engineered solutions with its software partners’ expertise in picture archiving and communications systems. Through such collaborative arrangements, the Company is able to provide integrated imaging workstation systems to the end user.

The Company’s legacy business of supplying replacement cathode ray tubes continues to be an important market. The Company believes it is successful in supplying replacement cathode ray tubes because of its extensive cross-reference capability. This database, coupled with custom mounting hardware installed by the Company, enables it to provide replacement tubes for more than 200,000 models.

DSG has long-standing relationships with key manufacturers including 3M, Clinton Electronics, HP, IBM, Intel, LG, NEC Displays, Philips-FIMI, Planar Systems, Samsung, and Siemens Displays. The Company believes these relationships and its private label brands allow it to maintain a well-balanced and technologically advanced line of products.

The following is a description of DSG’s major product areas:

•	Cathode Ray Tubes—vacuum tubes that convert an electrical signal into a visual image to display information on data display monitors. Cathode ray tubes are used in various environments, including hospitals, financial institutions, airports, and numerous other applications wherever large user groups share electronic data visually. This product line includes both monochrome and color tubes.

•	Custom Displays—flat panel display monitors incorporating a liquid crystal as an alternative to the traditional cathode ray tube technology, typically a few inches in depth and ranging from 10” to 52” measured diagonally. These displays are usually integrated with touchscreen technology or special mounting configurations based on the customer’s requirements.

•	High Resolution Medical Displays—an integral component of picture archiving and communications systems, displays are used in diagnostic and non-diagnostic imaging to display the digital image generated from computed tomography, magnetic resonance imaging, radiography, and other digital modalities.

•	Custom Systems—Custom server platforms for financial exchanges infrastructure/back office, small profile workstations for digital signage, flight information and kiosk applications, and imaging workstations for radiologists.

Business Strategies

The Company is pursuing a number of strategies designed to enhance its business and, in particular, to increase sales of engineered solutions. The Company’s strategies are to:

Capitalize on Engineering and Manufacturing Expertise. The Company believes that its success is largely attributable to its core engineering and manufacturing competency and skill in identifying cost-competitive solutions for its customers, and the Company believes that these factors will be significant to its future success. Historically, the Company’s primary business was the distribution and manufacture of electron tubes and the Company continues to be a major supplier of these products. This business enabled the Company to develop manufacturing and design engineering capabilities. Today, the Company uses this expertise to identify engineered solutions for customers’ applications—not only in electron tube technology but also in new and growing end markets and product applications. The Company works closely with its customers’ engineering departments that allow it to identify engineered solutions for a broad range of applications. The Company believes its customers use its engineering and manufacturing expertise as well as its in-depth knowledge of the components best suited to deliver a solution that meets their performance needs cost-effectively.

Target Selected Niche Markets. The Company focuses on selected niche markets that demand a high level of specialized technical service, where price is not the primary competitive factor. These niche markets include wireless infrastructure, high power/high frequency power conversion, custom display, and digital imaging. In most cases, the Company does not compete against pure commodity distributors. The Company often functions as an extension of its customers’ and vendors’ engineering teams. Frequently, the Company’s customers use its design and engineering expertise to provide a product solution that is not readily available from a traditional distributor. By utilizing the Company’s expertise, the Company’s customers and vendors can focus their engineering resources on more critical core design and development issues.

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

Leverage the Existing Customer Base. An important part of the Company’s growth is derived from offering new products to its existing customer base. The Company supports the migration of its customers from electron tubes to newer solid-state technologies. Sales of products other than electron tubes represented approximately 84% of the Company’s sales in fiscal 2006 compared to 76% in fiscal 2000. In addition, the Company’s salespeople increased sales by selling products from all strategic business units to customers who currently may only purchase from one strategic business unit and by selling engineered solutions to customers who currently may only purchase standard components.

Growth and Profitability Strategies

Although the Company has reported net losses of approximately $12.9 million in fiscal 2002, $26.7 million in fiscal 2003, $16.0 million in fiscal 2005, and $2.6 million in fiscal 2006, its long-range growth plan centers around three distinct strategies by which it seeks to maximize its overall profitability:

Focus on Internal Growth. The Company believes that, in most circumstances, internal growth provides the best means of expanding its business, both on a geographic and product line basis. The Company believes there is increased outsourcing of engineering as companies focus on their own core competencies, which the Company believes contributed to the increased demand for its engineered solutions. As technologies change, the Company plans to continue to capitalize on its customers’ need for design engineering. In fiscal 2006, sales were made to approximately 34,000 customers. The Company has developed internal systems to capture forecasted product demand by potential design opportunity. This allows the Company to anticipate the customers’ future requirements and identify new product opportunities. In addition, the Company shares these future requirements with its manufacturing suppliers to help them predict near and long-term demand, technology trends, and product life cycles. Expansion of the Company’s product offerings is an ongoing program. In particular, the following areas have generated significant sales increases in recent years: RF amplifiers; interconnect and passive devices; silicon controlled rectifiers; custom and medical monitors; and digital closed circuit television security systems.

Reduce Operating Costs Through Continuous Operational Improvements. The Company constantly strives to reduce costs in its business through initiatives designed to improve its business processes. The Company continues to embark on programs to improve operating efficiencies and asset utilization, with an emphasis on inventory control. The Company revised its incentive programs in fiscal 2004 to heighten its managers’ commitment to these objectives. Since fiscal 2004, a portion of the strategic business units’ goals are based on return on assets. In an effort to reduce the Company’s global operating costs related to logistics, selling, general, and administrative expenses and to better align its operating and tax structure on a global basis, the Company has now begun to implement a global restructuring plan. This plan is intended to substantially reduce corporate and administrative expense, decrease the number of warehouses, and streamline the entire organization. Over the next fiscal year, the Company will be implementing a more tax-effective supply chain structure for Europe and Asia/Pacific, restructuring its Latin American operations, and reducing the total workforce which includes eliminating and restructuring layers of management. Additional programs are ongoing, including a significant investment in enterprise resource planning software during fiscal 2007.

Grow Through Acquisitions. The Company has an established record of acquiring and integrating businesses. Since 1980, the Company has acquired 37 companies or significant product lines and continues to evaluate acquisition opportunities on an ongoing basis. The Company seeks acquisitions that provide product line growth opportunities by permitting the Company to leverage its existing customer base, expand the geographic coverage for its existing product offerings, or add incremental engineering resources/expertise. The Company’s most significant acquisitions over the past five years include:

•	Sangus Holdings AB (RF and microwave applications-now part of RFPD) in fiscal 2002;

•	Evergreen Trading Company (power conversion-now part of EDG) in fiscal 2005;

•	A.C.T. Kern GmbH & Co. KG (“Kern”) (display technology-now part of DSG) in fiscal 2006; and

•	Image Systems Corporation (display technology supplier-now part of DSG) in fiscal 2006.

Products and Suppliers

The Company purchases numerous products from various suppliers as noted above under “Strategic Business Units.” During fiscal 2006, the Company added the following suppliers: Econco, Mimix, Radiotronix, Teravicta, and United Chemi-con.

The Company evaluates its customers’ needs and maintains sufficient inventories in an effort to ensure its customers a reliable source of supply. The Company generally anticipates holding 90 days of inventory in the normal course of operations. This level of inventory is higher than some of its competitors due to the fact that the Company sells a number of products representing older, or trailing edge, technology that may not be available from other sources. The market for these trailing edge technology products is declining and as manufacturers for these products exit the business, the Company, at times, purchases a substantial portion of their remaining inventory. The Company also maintains an inventory of a broad range of products (which contributes to a higher total inventory) to be able to promptly service those customers who are buying product for replacement of components in equipment critical to preventing downtime of their operations. In other segments of the business, such as RFPD, the market for the Company’s products is characterized by rapid change and obsolescence as a result of the development of new technologies, particularly in the semiconductor markets it serves.

The Company has written distribution agreements with many of its suppliers; however, a number of these agreements provide for nonexclusive distribution rights and often include territorial restrictions that limit the countries in which the Company can distribute the products. The agreements are generally short-term, subject to periodic renewal, and some contain provisions permitting termination by either party without cause upon relatively short notice. Although some of these agreements allow the Company to return inventory periodically, others do not, in which case the Company may have obsolete inventory that it cannot return to the supplier.

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

In addition to third party products, the Company distributes proprietary products principally under the trade names A.C.T. Kern™, Amperex®, AudioTrak®, Call Capture™, Capture®, Cetron®, Elite National Electronics®, Image Systems™, National®, National Electronics®, Pixelink™, and RF Gain™.

The proprietary products the Company currently sells, which it manufactures or has manufactured for it, include RF amplifiers, transmitters and pallet assemblies, thyratrons and rectifiers, power tubes, ignitrons, CW magnetron tubes, phototubes, spark gap tubes, microwave generators, custom RF matching networks, heatsinks, silicon controlled rectifier assemblies, large screen display monitors, liquid crystal display monitors, and computer workstations. The materials used in the manufacturing process consist of glass bulbs and tubing, nickel, stainless steel and other metals, plastic and metal bases, ceramics, and a wide variety of fabricated metal components. These materials generally are readily available, but some components may require long lead times for production and some materials are subject to shortages or price fluctuations based on supply and demand.

Sales and Marketing

As of the end of fiscal 2006, the Company employed approximately 664 sales personnel worldwide. In addition, there are approximately 186 authorized representatives, who are not the Company’s employees, selling its products, primarily in regions where the Company does not have a direct sales presence. Many of the Company’s sales representatives focus on just one of its strategic business units, while others focus on all of its strategic business units within a particular geographic area. The Company’s sales representatives are compensated in part on a salaried basis and in part on a commission basis.

The Company offers various credit terms to qualifying customers as well as prepayment, credit card, and cash on delivery terms. The Company establishes credit limits prior to selling product to its customers and routinely reviews delinquent and aging accounts. The Company establishes reserves for estimated credit losses in the normal course of business.

Distribution

The Company maintains more than 835,000 part numbers in its product inventory database and estimates more than 80% of orders received by 6:00 p.m. local time are shipped complete the same day. Customers can access the Company’s product inventory through electronic data interchange, either at the Company’s web site, www.rell.com, through its catalog, www.catalog.rell.com, or by telephone. Customer orders are processed by the regional sales offices and supported by one of the Company’s principal distribution facilities in LaFox, Illinois; Lincoln, England; Vancouver, British Columbia; or Singapore, Republic of Singapore and/or its 41 additional stocking locations throughout the world. The Company utilizes a sophisticated data processing network that provides on-line, real-time interconnection of all sales offices and central distribution operations, 24 hours per day, seven days per week. Information on stock availability, cross-reference information, customers, and market analyses are instantly obtainable throughout the entire distribution network.

International Sales

In fiscal 2006, 62.5% of the Company’s sales and 32.4% of the Company’s purchases of products were made outside the U.S. The Company anticipates that it may continue to expand its international operations to the extent that suitable opportunities become available. Accordingly, its future results could be adversely affected by a variety of factors which are not present for companies with operations and sales solely within the United States, including: changes in currency exchange rates; changes in a specific country’s or region’s political or economic conditions, particularly in emerging markets, including the possibility of military action or other hostilities and confiscation of property; increases in trade protection measures and import or export licensing requirements; changes in tax laws and international tax treaties; restrictions on the Company’s ability to repatriate investments and earnings from foreign operations; difficulty in staffing and managing widespread operations; differing labor regulations; differing protection of intellectual property; changes in regulatory requirements; shipping costs and delays; and difficulties in accounts receivable collection. Such risks could result in substantial increases in costs, the reduction of profit, the inability to do business, and other adverse effects.

Backlog

The Company’s backlog of orders was approximately $121.8 million and $97.8 million as of June 3, 2006 and May 28, 2005, respectively. The Company expects to fill all backlog orders within fiscal 2007.

Employees

As of June 3, 2006, the Company employed 1,268 individuals on a full-time basis. Of these, 614 were located in the United States and 654 were employed internationally. The worldwide employee base included 664 in sales and product management, 150 in distribution support, 304 in administrative positions, and 150 in value-added and product manufacturing. All of the Company’s employees are non-union. The Company considers its relationships with its employees to be good.

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

Item 1A. Risk Factors

Investors should consider carefully the following risk factors, in addition to the other information included and incorporated by reference in this Annual Report on Form 10-K. While the Company believes it has identified and discussed below the key risk factors affecting its business, there may be additional risks and uncertainties that are not presently known or that are not currently believed to be significant that may adversely affect its results of operations.

The Company has had significant operating and net losses in the past and may have future losses.

The Company reported net losses of approximately $12.9 million in fiscal 2002, $26.7 million in fiscal 2003, $16.0 million in fiscal 2005, and $2.6 million in fiscal 2006 and cannot ensure that it will not experience operating losses and net losses in the future. The Company may continue to lose money if its sales do not continue to increase or its expenses are not reduced. The Company cannot predict the extent to which sales will continue to increase across its businesses or how quickly its customers will consume their inventories of the Company’s products.

The Company has exposure to economic downturns and operates in cyclical markets.

As a supplier of electronic components and services to a variety of industries, the Company can be adversely affected by general economic downturns. In particular, demand for the products and services of RFPD is dependent upon capital spending levels in the telecommunications industry and demand for products and services of EDG is dependent upon capital spending levels in the manufacturing industry, including steel, automotive, textiles, plastics, semiconductors, and broadcast, as well as the transportation industry. Many of its customers delay capital projects during economic downturns. Accordingly, the Company’s operating results for any particular period are not necessarily indicative of the operating results for any future period. The markets served by its businesses have historically experienced downturns in demand that could harm its operating results. Future economic downturns could be triggered by a variety of causes, including outbreaks of hostilities, terrorist actions, or epidemics in the United States or abroad.

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

The success of the Company’s business depends, in part, on its continuous reduction of costs. The electronic component industries have historically experienced price erosion and will likely continue to experience such price erosion. If the Company is not able to reduce its costs sufficiently to offset future price erosion, its operating results will be adversely affected. The Company has recently engaged in various cost-cutting and other initiatives intended to reduce costs and increase productivity. In fiscal 2005, the Company recorded a $2.2 million restructuring charge as it eliminated over 60 positions or approximately 5% of its workforce. In an effort to reduce the Company’s global operating costs related to logistics, selling, general, and administrative expenses and to better align its operating and tax structure on a global basis, the Company has now begun to implement a global restructuring plan. This plan is intended to substantially reduce corporate and administrative expense, decrease the number of warehouses, and streamline the entire organization. Over the next fiscal year, the Company will be implementing a more tax-effective supply chain structure for Europe and Asia/Pacific, restructuring its Latin American operations, and reducing the total workforce which includes eliminating and restructuring layers of management.

The total restructuring and severance costs to implement the plan are estimated to be $6.0 million, of which $2.7 million of severance costs were recorded in the fourth quarter of fiscal 2006 and the balance will be incurred in fiscal 2007 as the plan is implemented. The Company expects to realize the full impact of the cost savings from the restructuring plan in fiscal 2008.

The Company cannot ensure that it will not incur further charges for restructuring as it continues to seek cost reduction initiatives. Alternatively, the Company cannot ensure that it will be able to continue to reduce its costs. If the Company cannot fully implement its restructuring plan or cannot implement its plan within the expected time period, it may not realize the expected cost savings.

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

The Company’s EDG is dependent on a limited number of vendors to supply it with essential products.

Electron tubes and certain other products supplied by EDG are currently produced by a relatively small number of manufacturers. The Company’s future success will depend, in large part, on maintaining current vendor relationships and developing new relationships. The Company believes that vendors supplying products to some of the product lines of EDG are consolidating their distribution relationships or exiting the business. The five largest suppliers to EDG by percentage of overall EDG purchases in fiscal 2006 were Communications & Power Industries, Inc., Covimag S.A., New Japan Radio Co. Ltd., Jennings Technology Corp., and Thales

Components Corp. These suppliers accounted for approximately 61% of the overall EDG purchases in fiscal 2006. The loss of one or more of the Company’s key vendors and the failure to find new vendors could significantly harm its business and results of operations. The Company has in the past and may in the future experience difficulties obtaining certain products in a timely manner. The inability of suppliers to provide it with the required quantity or quality of products could significantly harm its business.

The Company maintains a significant investment in inventory and has incurred significant charges for inventory obsolescence and overstock, and may incur similar charges in the future.

The Company maintains significant inventories in an effort to ensure that customers have a reliable source of supply. The market for many of its products is characterized by rapid change as a result of the development of new technologies, particularly in the semiconductor markets served by RFPD, evolving industry standards, and frequent new product introductions by some of its customers. The Company does not have many long-term supply contracts with its customers. Generally, the Company’s product sales are made on a purchase-order basis, which permits its customers to reduce or discontinue their purchases. If the Company fails to anticipate the changing needs of its customers and accurately forecast their requirements, its customers may not continue to place orders with the Company and the Company may accumulate significant inventories of products which it will be unable to sell or return to its vendors, or which may decline in value substantially.

In fiscal 2002, the Company recorded a pre-tax provision for inventory obsolescence and overstock of $15.3 million, or $9.8 million net of tax, due to an industry-wide decline in sales, a prolonged recovery period, and changes in its mix of business toward higher technology products, particularly in the telecommunications market. In fiscal 2003, the Company recorded an additional pre-tax provision of $13.8 million, or $8.8 million net of tax, primarily for inventory obsolescence, overstock, and shrinkage, to write-down inventory to net realizable value as it sought to align its inventory and cost structure to then current sales levels amid continued economic slowdown and limited visibility. While the Company did not incur any material provisions for inventory in fiscal 2004 and 2006 incremental inventory write-down charges of $0.9 million were recorded during fiscal 2005 related to restructuring actions and certain product lines were discontinued. The Company cannot ensure that similar charges will not be incurred in the future.

The Company may not be able to continue to make the acquisitions necessary for it to realize its growth strategy or integrate acquisitions successfully.

One of the Company’s growth strategies is to increase its sales and expand its markets through acquisitions. Since 1980, the Company has acquired 37 companies or significant product lines and expects to continue making acquisitions if appropriate opportunities arise in its industry. The Company may not be able to identify and successfully negotiate suitable acquisitions, obtain financing for future acquisitions on satisfactory terms, or otherwise complete future acquisitions. Furthermore, the Company may compete for acquisition and expansion opportunities with companies that have substantially greater resources than it.

Following acquisitions, the acquired companies may encounter unforeseen operating difficulties and may require significant financial and managerial resources that would otherwise be available for the ongoing development or expansion of its existing operations. If the Company is unable to successfully identify acquisition candidates, complete acquisitions, and integrate the acquired businesses with its existing businesses, its business, results of operations, and financial condition may be materially and adversely affected, and it may not be able to compete effectively within its industry.

Economic, political, and other risks associated with international sales and operations could adversely affect the Company’s business.

In fiscal 2006, 62.5% of the Company’s sales were made outside the U.S. and 32.4% of the Company’s purchases of products were from suppliers located outside the U.S. The Company anticipates that it will continue to expand its international operations to the extent that suitable opportunities become available. Accordingly, the

Company’s future results of operations could be harmed by a variety of factors which are not present for companies with operations and sales predominantly within the U.S., including:

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

The Company’s success depends on its executive officers and other key personnel

The Company’s future success depends to a significant degree on the skills, experience, and efforts of its executive officers and other key personnel. The loss of the services of any of its executive officers, particularly Edward J. Richardson, its chairman of the board and chief executive officer could significantly harm its business and results of operations.

The Company’s future success will also depend on its ability to attract and retain qualified personnel, including technical and engineering personnel. Competition for such personnel is intense, and the Company cannot assure that it will be successful in retaining or attracting such persons. The failure to attract and retain qualified personnel could significantly harm its operations.

Changes in accounting standards regarding stock option plans, which the Company is required to adopt for its fiscal 2007, could limit the desirability of granting stock options, which could harm the Company’s ability to attract and retain employees, and could also negatively impact its results of operations.

On December 16, 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), Share Based Payment, which requires all companies to treat the fair value of stock options granted to employees as an expense. As a result of SFAS No. 123(R), beginning in the first quarter of fiscal 2007, the Company is required to record compensation expense equal to the fair value of each stock option granted. This change in accounting standards reduces the attractiveness of granting stock options because of the additional expense associated with these grants, which would negatively impact the Company’s results of operations. Nevertheless, stock options are an important employee recruitment and retention tool, and the Company may not be able to attract and retain key personnel if it reduces the scope of its employee stock option program. Accordingly, as a result of the requirement to expense stock option grants, the Company’s future results of operations would be negatively impacted, as would its ability to use stock options as an employee recruitment and retention tool.

The Company has significant debt, which could limit its financial resources and ability to compete and may make it more vulnerable to adverse economic events.

At June 3, 2006, the Company’s total debt was approximately $126.8 million, including its outstanding convertible notes. The Company has incurred and will likely continue to incur indebtedness to fund potential future acquisitions, for strategic initiatives, to purchase inventory, and for general corporate purposes. Although the Company believes that the cash flow generated by its continuing operations, supplemented as necessary with funds available under credit arrangements is sufficient to meet its repayment obligations for the fiscal year ended June 2, 2007, the Company cannot ensure that this will be the case. The Company’s incurrence of additional indebtedness could have important consequences. For example, it could:

•	increase the Company’s vulnerability to general adverse economic and industry conditions;

•	require the Company to dedicate a substantial portion of its cash flow from operations to payments on its indebtedness, thereby reducing the availability of its cash flow to fund working capital, capital expenditures, acquisitions, engineering efforts, and other general corporate purposes, as well as to pay dividends;

•	limit the Company’s flexibility in planning for, or reacting to, changes in its business and the industry in which it operates;

•	place the Company at a competitive disadvantage relative to its competitors who have less debt; or

•	limit, along with the financial and other restrictive covenants in its indebtedness, the Company’s ability to borrow additional funds which could affect its ability to make future acquisitions, among other things.

The Company’s ability to service its debt and meet its other obligations depends on a number of factors beyond its control.

At June 3, 2006, the Company’s total debt was approximately $126.8 million, resulting in a debt-to-equity ratio of 129%, and primarily consisted of:

•	$25.0 million aggregate principal amount of its 8% convertible senior subordinated notes (8% notes), which bear interest at a rate of 8% per year payable on June 15 and December 15 and mature on June 15, 2011, subject to an additional 1% as a result of failing to register the 8% notes by March 21, 2006;

•	$44.7 million aggregate principal amount of its 7 3/4% convertible senior subordinated notes (7 3/4% notes), which bear interest at a rate of 7 3/4% per year payable on June 15 and December 15 and mature on December 15, 2011; and

•	$57.1 million principal amount of indebtedness under the Company’s multi-currency revolving credit agreement (credit agreement), which expires on October 29, 2009, bears interest at London Interbank Offered Rate (LIBOR), plus a margin varying with certain financial performance criteria. The interest rate was 6.92% at June 3, 2006.

The debt-to-equity ratio has been calculated based on the Company’s balance sheet dated June 3, 2006.

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

The Company’s credit agreement contains numerous restrictive covenants that limit the discretion of management with respect to certain business matters. These covenants place restrictions on, among other things, the Company’s ability to incur additional indebtedness, to create liens or other encumbrances, to pay dividends or make other payments in respect of its shares of common stock and Class B common stock, to engage in transactions with affiliates, to make certain payments and investments, to merge or consolidate with another entity, and to repay indebtedness junior to indebtedness under the credit agreement. The credit agreement also contains a number of financial covenants that require the Company to meet certain financial ratios and tests relating to, among other things, tangible net worth, a borrowing base, senior funded debt to cash flow, and annual debt service coverage. In addition, the indentures for its outstanding notes contain covenants that limit, among other things, its ability to incur additional indebtedness. If the Company fails to comply with the obligations in the credit agreement and indentures, it could result in an event of default under those agreements. If an event of default occurs and is not cured or waived, it could result in acceleration of the indebtedness under those agreements, any of which could significantly harm its business and financial condition.

The Company was not in compliance with certain financial covenants of the Company’s credit agreement for the quarters ended March 4, 2006, September 3, 2005, and May 28, 2005, and may not be able to comply with these financial covenants in the future.

For the quarter ended March 4, 2006, the Company was not in compliance with credit agreement covenants with respect to the leverage ratio, fixed charge coverage ratio, and tangible net worth covenants. On August 4, 2006, the Company received a waiver from its lending group for the default and executed an amendment to the credit agreement. In addition, the amendment also (i) permitted the purchase of $14.0 million of the 8% notes; (ii) adjusted the minimum required fixed charge coverage ratio for the first quarter of fiscal 2007; (iii) adjusted the minimum tangible net worth requirement; (iv) permitted certain sales transactions contemplated by the Company; (v) eliminated the Company’s Sweden Facility; (vi) reduced the Company’s Canada Facility by approximately $5.4 million; (vii) changed the definition of “Adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization (EBITDA)” for covenant purposes; and (viii) provided that the Company maintain excess availability on the borrowing base of not less than $20.0 million until the Company filed its Form 10-Q for the quarter ended March 4, 2006, at which time the Company will maintain excess availability of the borrowing base of not less than $10.0 million.

For the quarter ended September 3, 2005, the Company was not in compliance with credit agreement covenants with respect to the tangible net worth covenant due solely to the additional goodwill recorded as a result of the Kern acquisition. On October 12, 2005, the Company received a waiver from its lending group for the default and executed an amendment to the credit agreement. The amendment changed the minimum tangible net worth requirement to adjust for the goodwill associated with the Kern acquisition.

For the quarter ended May 28, 2005, the Company was not in compliance with its credit agreement covenant with respect to the fixed charge coverage ratio. On August 24, 2005, the Company received a waiver from the Company’s lenders for the default and executed an amendment to the credit agreement. The amendment changed the maximum permitted leverage ratios and the minimum required fixed charge coverage ratios for each of the first three quarters of fiscal 2006 to provide the Company additional flexibility for these periods.

As more fully described in Note B to the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K/A (Amendment No. 2) for the fiscal year ended May 28, 2005, as a result of errors discovered by the Company, the consolidated financial statements for fiscal 2005, 2004, and 2003 have been amended and restated to correct these errors. As a result, the Company would not have been in compliance with its tangible net worth covenant for the third quarter of fiscal 2005 and its leverage ratio and tangible net worth covenants as of the end of fiscal 2005. On August 4, 2006, the Company received a waiver from its lending group for defaults arising from the restatement and executed an amendment to the credit agreement.

In the event that the Company fails to meet a financial covenant in the future, the Company may not be able to obtain the necessary waivers or amendments to remain in compliance with the credit agreement and the Company’s lenders may declare a default and cause all of the Company’s outstanding indebtedness under the credit agreement to become immediately due and payable. If the Company is unable to repay any borrowings when due, the lenders under the credit agreement could proceed against their collateral, which includes most of the assets the Company owns. In addition, any default under the Company’s credit agreement could lead to an acceleration of debt under other debt instruments that contain cross acceleration or cross-default provisions. If the indebtedness under the Company’s credit agreement and the Company’s other debt instruments is accelerated, the Company may not have sufficient assets to repay amounts due under the Company’s credit agreement or indebtedness under the Company’s other debt instruments.

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

As disclosed in the Company’s Management’s Report on Internal Control over Financial Reporting in Part II, Item 9A, “Controls and Procedures” of this Form 10-K, during fiscal 2005, the Company reported four material weaknesses in its internal control over financial reporting. A material weakness is a deficiency in internal control over financial reporting that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. The identified weaknesses were as follows:

•	ineffective Company level controls

•	inadequate controls associated with the accounting for income taxes

•	inadequate financial statement preparation and review procedures

•	inadequate policies and procedures to ensure the appropriate application of Financial Standards Board Statement No. 52, Foreign Currency Translation

During fiscal 2006, the Company successfully remediated three out of the four material weaknesses it identified as of May 28, 2005. As of June 3, 2006, the Company continued to have a material weakness in internal controls associated with the accounting for income taxes. There can be no assurance that material deficiencies will not be identified in the future. Any failure to remediate material weaknesses in the future could have a material adverse effect on our business, results of operations, or financial condition. Furthermore, it is uncertain what impact an adverse opinion or a disclaimed opinion regarding internal controls would have upon the Company’s stock price or business.

Item 2. Properties

The Company owns eight facilities and leases 71 facilities. The Company owns its corporate facility and largest distribution center, which is located on approximately 96 acres in LaFox, Illinois and consists of approximately 242,000 square feet of manufacturing, warehouse, and office space. The Company maintains geographically diverse facilities because management believes this will limit market risk and exchange rate exposure. The Company considers its properties to be generally well maintained, in sound condition and repair, and adequate for its present needs. The extent of utilization varies from property to property and from time to time during the year.

The principal facilities of the Company and the primary use and segments at those locations are as follows:

Location	Leased or Owned	Use	Segment
Sao Paulo, Brazil	Leased	Distribution	RFPD, EDG, SSD, DSG
Brampton, Canada	Leased	Sales/Distribution	RFPD, EDG, SSD, DSG
Burnaby, Canada	Leased	Sales/Distribution	SSD
Toronto, Canada	Leased	Sales/Distribution	SSD
Montreal, Canada	Leased	Sales/Distribution	SSD
Shanghai, China	Leased	Sales	RFPD, EDG, DSG
Beijing, China	Leased	Sales	RFPD, EDG, DSG
Shenzhen, China	Leased	Sales	RFPD, EDG, DSG
Lincoln, England	Owned	Sales/Distribution	RFPD, EDG, SSD, DSG
Colombes, France	Leased	Sales/Distribution	RFPD, EDG, SSD, DSG
Puchheim, Germany	Leased	Distribution	RFPD, EDG, SSD, DSG
Donaueschingen, Germany	Leased	Sales/Distribution	DSG
Raanana, Israel	Leased	Sales/Distribution	RFPD, EDG, SSD, DSG
Florence, Italy	Owned	Sales/Distribution	RFPD, EDG, SSD, DSG
Tokyo, Japan	Leased	Sales/Distribution	RFPD, EDG, DSG
Seoul, Korea	Leased	Sales	RFPD, EDG, DSG
Singapore, Singapore	Leased	Sales/Distribution	RFPD, EDG, DSG
Madrid, Spain	Owned	Sales/Distribution	RFPD, EDG, SSD, DSG
Jarfalla, Sweden	Leased	Sales	RFPD, EDG, SSD, DSG
Taipei, Taiwan	Leased	Sales/Distribution	RFPD, EDG, DSG
San Jose, California	Leased	Sales	RFPD, EDG, DSG
Atlanta, Georgia	Leased	Sales/Distribution	SSD
Elgin, Illinois	Leased	Distribution	RFPD
Geneva, Illinois	Leased	Distribution	RFPD, EDG, SSD, DSG
LaFox, Illinois*	Owned	Sales/Distribution	RFPD, EDG, SSD, DSG
Hudson, Massachusetts	Leased	Sales/Distribution	DSG
Cedars, Pennsylvania	Leased	Sales	RFPD
Houston, Texas	Leased	Distribution	SSD
Houston, Texas	Leased	Sales	SSD

*	LaFox, Illinois is also the location of the Company’s corporate headquarters.

Item 3. Legal Proceedings

The Company is involved in several pending judicial proceedings concerning matters arising in the ordinary course of its business. While the outcome of litigation is subject to uncertainties, based on currently available information, the Company believes that, in the aggregate, the results of these proceedings will not have a material effect on the Company’s financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended June 3, 2006.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

Recent Sales of Unregistered Securities

On November 21, 2005, the Company sold $25.0 million in aggregate principal amount of 8% convertible senior subordinated notes due 2011 (8% notes) pursuant to an indenture with the Law Debenture Trust Company of New York dated November 21, 2005. The 8% notes bear interest at a rate of 8% per annum and are convertible at any time into shares of common stock at a conversion price of $10.31, subject to adjustment upon certain events. The Company has agreed to file a registration statement for the resale of the 8% notes and the shares of common stock issuable upon conversion of the 8% notes. The 8% notes were issued through a private placement with qualified institutional buyers under Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder. The Company used the net proceeds from the sale of the 8% notes to repay amounts outstanding under its multi-currency revolving credit agreement (credit agreement). The Company redeemed all of the outstanding 8 1/4% convertible senior subordinated debentures (8 1/4% debentures) on December 23, 2005 in the amount of $17.5 million and redeemed all of the outstanding 7 1/4% convertible subordinated debentures (7 1/4% debentures) on December 30, 2005 in the amount of $4.8 million by borrowing amounts under the Company’s credit agreement to effect these redemptions. The Company previously reported this issuance of 8% notes in a Current Report on Form 8-K filed on November 22, 2005.

Dividends

Annual dividend payments for fiscal 2006 amounted to $2.7 million. All future payments of dividends are at the discretion of the board of directors and will depend on earnings, capital requirements, operating conditions, and such other factors that the board of directors may deem relevant. In each of the last 19 years, the Company has paid a quarterly dividend of $0.04 per common share and $0.036 per Class B common share. The Company currently expects to continue paying dividends at this historical rate in fiscal 2007.

Market Price of Common Stock

The Company’s common stock is traded on The NASDAQ Global Market under the trading symbol “RELL.” There is no established public trading market for the Company’s Class B common stock. As of August 28, 2006, there were approximately 899 stockholders of record for the common stock and approximately 18 stockholders of record for the Class B common stock. The following table sets forth, for the periods indicated, the high and low sales prices per share of ”RELL” common stock as reported on The NASDAQ Global Market.

	2006		2005
Fiscal Quarters	High	Low	High	Low
First	$9.38	$6.55	$11.96	$7.53
Second	$8.50	$6.78	$11.30	$7.50
Third	$9.05	$6.89	$11.76	$9.70
Fourth	$9.40	$6.24	$11.49	$7.46

Item 6. Selected Consolidated Financial Data

Five-Year Financial Review

This information should be read in conjunction with the Company’s consolidated financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.

	Fiscal Year Ended(1)
	(in thousands, except per share amounts)
	2006	2005(2)	2004(3)	2003(4)	2002(5)
Statement of Operations Data
Net sales	$637,940	$578,724	$519,823	$464,381	$443,415
Cost of sales	482,171	442,730	393,101	364,918	349,914

Gross profit	155,769	135,994	126,722	99,463	93,501
Selling, general and administrative expenses(6)	139,640	129,747	107,968	100,613	98,993
(Gain) loss on disposal of assets(7)	3	(9,918)	579	—	—
Other expense, net	10,550	7,582	10,258	9,700	13,601

Income (loss) before income taxes	5,576	8,583	7,917	(10,850)	(19,093)
Income tax (benefit) provision	8,218	24,600	2,385	(1,968)	(6,206)

Income (loss) before cumulative effect of accounting change	(2,642)	(16,017)	5,532	(8,882)	(12,887)
Cumulative effect of accounting change, net of tax(8)	—	—	—	(17,862)	—

Net income (loss)	$(2,642)	$(16,017)	$5,532	$(26,744)	$(12,887)

Net income (loss) per common share—basic
Before cumulative effect of accounting change	$(0.15)	$(0.96)	$0.40	$(0.66)	$(0.97)
Cumulative effect of accounting change, net of tax	—	—	—	(1.32)	—

Net income (loss) per common share—basic	$(0.15)	$(0.96)	$0.40	$(1.98)	$(0.97)

Net income (loss) per Class B common share—basic
Before cumulative effect of accounting change	$(0.14)	$(0.87)	$0.36	$(0.59)	$(0.87)
Cumulative effect of accounting change, net of tax	—	—	—	(1.19)	—

Net income (loss) per Class B common share—basic	$(0.14)	$(0.87)	$0.36	$(1.78)	$(0.87)

Net income (loss) per common share—diluted
Before cumulative effect of accounting change	$(0.15)	$(0.96)	$0.38	$(0.66)	$(0.97)
Cumulative effect of accounting change, net of tax	—	—	—	(1.32)	—

Net income (loss) per common share—diluted	$(0.15)	$(0.96)	$0.38	$(1.98)	$(0.97)

Net income (loss) per Class B common share—diluted
Before cumulative effect of accounting change	$(0.14)	$(0.87)	$0.36	$(0.59)	$(0.87)
Cumulative effect of accounting change, net of tax	—	—	—	(1.19)	—

Net income (loss) per Class B common share—diluted	$(0.14)	$(0.87)	$0.36	$(1.78)	$(0.87)

Dividends per common share	$0.160	$0.160	$0.160	$0.160	$0.160
Dividends per Class B common share(9)	$0.144	$0.144	$0.144	$0.144	$0.144

Weighted-average number of common shares outstanding:(10)
Common stock—basic	14,315	13,822	10,872	10,602	10,410
Class B common stock—basic	3,093	3,120	3,168	3,207	3,207
Common stock—diluted	14,315	13,822	14,418	10,602	10,410
Class B common stock—diluted	3,093	3,120	3,168	3,207	3,207
Other Data:
Interest expense	$9,809	$8,947	$10,257	$10,352	$12,386
Investment income	411	388	227	124	352
Depreciation and amortization	6,240	5,298	4,989	5,137	5,980
Capital expenditures	6,211	6,975	5,468	4,975	5,861

	Fiscal Year Ended(1)
	(in thousands, except per share amounts)
	2006	2005(2)	2004(3)	2003(4)	2002(5)
Net Sales by Strategic Business Unit(11)
RF, Wireless & Power Division (RFPD)	$334,131	$296,334	$256,270	$222,599	$197,103
Electron Device Group (EDG)	94,443	92,174	87,856	77,336	79,884
Security Systems Division (SSD)	108,843	105,581	101,979	92,090	85,087
Display Systems Group (DSG)	95,010	78,078	66,452	64,191	60,697
Medical Glassware (MG)	—	—	—	—	12,940
Corporate(12)	5,513	6,557	7,266	8,165	7,704

Consolidated	$637,940	$578,724	$519,823	$464,381	$443,415

Balance Sheet Data
Cash	$17,010	$24,301	$16,572	$16,611	$15,189
Working capital	158,231	153,840	172,593	178,525	187,972
Property, plant and equipment, net	32,357	31,712	30,534	30,810	29,336
Total assets	309,299	283,940	281,035	267,293	286,783
Current maturities of long-term debt	14,016	22,305	4,027	46	38
Long-term debt	112,792	98,028	133,813	138,396	132,218
Stockholders’ equity	98,240	97,396	86,181	77,606	101,917

(1)	Fiscal Year—The Company’s fiscal year ends on the Saturday nearest the end of May. Each of the fiscal years presented contains 52/53 weeks. All references herein for the years 2006, 2005, 2004, 2003, and 2002 represent the fiscal years ended June 3, 2006, May 28, 2005, May 29, 2004, May 31, 2003, and June 1, 2002, respectively.
(2)	In the third quarter of fiscal 2005, the Company recorded a $2.2 million restructuring charge to selling, general and administrative expenses as the Company terminated over 60 employees. In addition, the Company recorded incremental tax provisions of $16.7 million in fiscal 2005 to increase the valuation allowance related to its deferred tax assets in the United States ($15.9 million) and outside the United States ($0.8 million).
(3)	The Company recorded incremental tax provisions of $2.5 million in fiscal 2004 to increase the valuation allowance related to its deferred tax assets outside the United States.
(4)	In the fourth quarter of fiscal 2003, the Company recorded a $16.1 million charge ($10.3 million net of tax) principally related to inventory write-downs and restructuring charges, including a $1.7 million restructuring charge to selling, general and administrative expenses as the Company eliminated over 70 positions or approximately 6% of its workforce. In addition, the Company recorded incremental tax provisions of $1.6 million to establish a valuation allowance related to its deferred tax assets outside the United States.
(5)	In the third quarter of fiscal 2002, the Company recorded a $4.6 million loss ($2.9 million net of tax) related to the disposition of its medical glassware business. In the fourth quarter of fiscal 2002, the Company recorded a $15.3 million charge ($9.8 million net of tax) primarily related to inventory obsolescence.
(6)	During the fourth quarter of fiscal 2006, the Company recorded employee severance costs of $2.7 million for certain employees whose termination became probable and estimable.
(7)	In the fourth quarter of fiscal 2005, the Company completed the sale of approximately 205 acres of undeveloped real estate adjoining its headquarters in LaFox, Illinois, resulting in a gain of $9.9 million before taxes.
(8)	In the second quarter of fiscal 2003, the Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets” and as a result recorded a cumulative effect of accounting change of $17.9 million ($3.7 million, net of tax) to write off impaired goodwill. Additionally, effective at the beginning of fiscal 2003, the Company no longer amortizes goodwill. Income (loss) before income taxes included goodwill amortization of $0.6 million in fiscal 2002.
(9)	The dividend per Class B common share was 90% of the dividend per common share.
(10)	The weighted-average number of common shares outstanding includes 3,093, 3,120, 3,168, 3,207, and 3,207 Class B common shares for the fiscal years ended June 3, 2006, May 28, 2005, May 29, 2004, May 31, 2003, and June 1, 2002, respectively.
(11)	Certain amounts in prior periods were reclassified to conform to the fiscal 2006 presentation. The modification includes the reorganization of RFPD (formerly RFWC) and EDG (formerly IPG) in the second quarter of fiscal 2006.
(12)	Includes freight billed to customers, other non-specific net sales, and customer cash discounts.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

Overview

The Company is a global provider of engineered solutions and a global distributor of electronic components to the radio frequency (RF), wireless and power conversion, electron device, security, and display systems markets. Utilizing its core engineering and manufacturing capabilities, the Company is committed to a strategy of providing specialized technical expertise and value-added products, or “engineered solutions,” in response to customers’ needs. These solutions consist of products which the Company manufactures or modifies and products which are manufactured to its specifications by independent manufacturers under the Company’s own private labels. Additionally, the Company provides solutions and adds value through design-in support, systems integration, prototype design and manufacturing, testing, and logistics for its customers’ end products. Design-in support includes component modifications or the identification of lower-cost product alternatives or complementary products.

The Company’s products include RF and microwave components, power semiconductors, electron tubes, microwave generators, data display monitors, and electronic security products and systems. These products are used to control, switch or amplify electrical power or signals, or as display, recording, or alarm devices in a variety of industrial, communication, and security applications.

In June 2005, the Company acquired A.C.T. Kern GmbH & Co. KG (Kern) located in Germany. The cash paid for Kern was $6.6 million, net of cash acquired. Kern is one of the leading display technology companies in Europe with worldwide customers in manufacturing, OEM, medicine, multimedia, IT trading, system houses, and other industries. In addition, in October 2005, the Company acquired certain assets of Image Systems Corporation (Image Systems), a subsidiary of Communications Systems, Inc. in Hector, Minnesota, which is a specialty supplier of displays, display controllers, and calibration software for the healthcare market. The initial cash outlay for Image Systems was $0.2 million. Both Kern and Image Systems were integrated into the Display Systems Group.

In an effort to reduce the Company’s global operating costs related to logistics, selling, general, and administrative expenses and to better align its operating and tax structure on a global basis, the Company has now begun to implement a global restructuring plan. This plan is intended to substantially reduce corporate and administrative expense, decrease the number of warehouses, and streamline the entire organization. Over the next fiscal year, the Company will be implementing a more tax-effective supply chain structure for Europe and Asia/Pacific, restructuring its Latin American operations, and reducing the total workforce which includes eliminating and restructuring layers of management.

The total restructuring and severance costs to implement the plan are estimated to be $6.0 million, of which $2.7 million of severance costs were recorded in the fourth quarter of fiscal 2006 and the balance will be incurred in fiscal 2007 as the plan is implemented. The Company expects to realize the full impact of the cost savings from the restructuring plan in fiscal 2008.

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

Results of Operations

Net Sales and Gross Profit Analysis

In fiscal 2006, consolidated net sales increased 10.2% to $637.9 million as all four SBUs increased net sales over the prior year with strong demand for custom display and wireless products. In addition, effective June 1, 2005, the Company acquired Kern, a leading display technology company in Europe. Net sales for Kern, included in DSG and the Europe region, for fiscal 2006 were $14.1 million. Fiscal 2006 contained 53 weeks as compared to 52 weeks in fiscal 2005. Consolidated net sales in fiscal 2005 increased 11.3% to $578.7 million due to increased demand across all SBUs. Net sales by SBU and percent change year-over-year are presented in the following table (in thousands):

	Fiscal Year Ended
	June 3, 2006	May 28, 2005	May 29, 2004	FY06 vs FY05 % Change	FY05 vs FY04 % Change
Net Sales
RFPD	$334,131	$296,334	$256,270	12.8%	15.6%
EDG	94,443	92,174	87,856	2.5%	4.9%
SSD	108,843	105,581	101,979	3.1%	3.5%
DSG	95,010	78,078	66,452	21.7%	17.5%
Corporate	5,513	6,557	7,266	(15.9%)	(9.8%)

Total	$637,940	$578,724	$519,823	10.2%	11.3%

Note:	The fiscal 2005 and fiscal 2004 data has been reclassified to conform with the fiscal 2006 presentation. The modification includes the reorganization of RFPD (formerly RFWC) and EDG (formerly IPG) in the second quarter of fiscal 2006. Corporate consists of freight, other non-specific net sales, and customer cash discounts.

Gross profit reflects the distribution and manufacturing product margin less manufacturing variances, customer returns, scrap and cycle count adjustments, engineering costs, and other provisions. Gross profit on freight, general inventory obsolescence provisions, and miscellaneous costs are included under the caption “Corporate” in fiscal 2004. In fiscal 2006 and 2005, the Company allocated charges related to inventory overstock directly to each SBU. Gross profit by SBU and percent of SBU sales are presented in the following table (in thousands):

	Fiscal Year Ended
	June 3, 2006		May 28, 2005		May 29, 2004
Gross Profit
RFPD	$75,834	22.7%	$64,853	21.9%	$58,408	22.8%
EDG	30,438	32.2%	29,401	31.9%	27,642	31.5%
SSD	27,279	25.1%	26,889	25.5%	26,045	25.5%
DSG	24,509	25.8%	17,865	22.9%	17,105	25.7%

Subtotal	158,060	25.0%	139,008	24.3%	129,200	25.2%
Corporate	(2,291)		(3,014)		(2,478)

Total	$155,769	24.4%	$135,994	23.5%	$126,722	24.4%

Note:	The fiscal 2005 and fiscal 2004 data has been reclassified to conform with the fiscal 2006 presentation. The modification includes the reorganization of RFPD (formerly RFWC) and EDG (formerly IPG) in the second quarter of fiscal 2006. Corporate consists of freight, other non-specific gross profit, and customer cash discounts.

Net sales and gross profit trends are analyzed for each strategic business unit in the following sections.

RF, Wireless & Power Division

RFPD net sales increased 12.8% in fiscal 2006 to $334.1 million as compared with $296.3 million in fiscal 2005. The RFPD net sales growth for fiscal 2006 was mainly due to an increase in sales of the network access and infrastructure product lines. Network access products sales grew 16.9% to $123.2 million from $105.3 million last fiscal year, primarily due to sales growth in Asia/Pacific. Sales of infrastructure products increased to $80.5 million, 10.7% higher than $72.7 million in fiscal 2005 due to sales growth in the U.S. and Europe. The net sales growth was the main contributor to the gross profit increase of 16.9% to $75.8 million for fiscal 2006. RFPD’s gross margin increased to 22.7% in fiscal 2006 from 21.9% in fiscal 2005, primarily due to inventory write-downs of $1.3 million recorded in the third quarter of fiscal 2005, and a shift in product mix in fiscal 2006 as a result of higher sales of engineered solutions. The gross margin improvement was partially offset by the increase in Asia/Pacific sales that reduced the overall gross margin due to lower gross margins in Asia/Pacific than other geographic regions.

RFPD net sales increased 15.6% in fiscal 2005 to $296.3 million. The sales growth was driven by continued strength in the network access and passive/interconnect product lines as net sales grew 22.1% and 18.0% to $105.3 million and $53.3 million, respectively. The increase in network access product lines sales in fiscal 2005 was a result of increased demand for semiconductor products from mobile infrastructure customers in Asia/Pacific and North America. The increase in passive/interconnect product lines sales was due mainly to sales of interconnect products to North American customers involved with the emergency (E911) cell phone location system rollout. Net sales in Asia/Pacific increased 22.9% to $94.2 million in fiscal 2005, driven by OEM demand in 2.5 generation (2.5G) infrastructure, broadcasting and semiconductor fabrication equipment markets. Gross margins in fiscal 2005 decreased 90 basis points primarily due to inventory write-downs of $1.3 million recorded in the third quarter of fiscal 2005 when the Company implemented restructuring actions.

Electron Device Group

EDG net sales increased 2.5% during fiscal 2006 to $94.4 million from $92.2 million during fiscal 2005. Semiconductor fabrication sales increased 22.5% during fiscal 2006 to $17.2 million as compared to $14.0 million in fiscal 2005 with growth mainly in the U.S. Gross profit for EDG increased 3.5% to $30.4 million during fiscal 2006 due to an improved product mix. Gross margin increased to 32.2% from 31.9% for fiscal 2006 and 2005, respectively, due to a slightly improved product mix primarily as a result of the increase in semiconductor fabrication equipment sales.

EDG net sales in fiscal 2005 grew 4.9% to $92.2 million as tube net sales grew 4.3% in fiscal 2005 to $80.8 million. Fiscal 2005 sales of broadcast tubes were lower than in fiscal 2004 as many of the large government broadcast orders are issued on an every other year basis. Gross margins in fiscal 2005 increased 40 basis points to 31.9% primarily due to growth of higher margin tube products partially offset by additional freight expenses of $0.5 million in fiscal 2005.

Security Systems Division

Net sales for SSD increased 3.1% to $108.8 million in fiscal 2006 from $105.6 million in fiscal 2005. Net sales of private label products increased 9.0% to $35.0 million during fiscal 2006 as compared with $32.1 million during fiscal 2005, and were partially offset by a slight decrease in distribution products. Net sales in Canada in fiscal 2006 increased 13.2% from the prior year; however, net sales in Europe and the U.S. in fiscal 2006 decreased 18.0% and 9.8%, respectively. Gross profit and gross margin as a percentage of net sales remained relatively flat during fiscal 2006 as compared to fiscal 2005.

Net sales for SSD increased 3.5% in fiscal 2005 to $105.6 million driven by stronger demand in Canada, partially offset by weaker demand in the U.S. and Europe. Net sales in Canada grew 12.9% to $58.5 million, due in part to sales growth in key national accounts and a strengthened relationship with a major vendor partner, with net sales in the U.S. and Europe declining 8.7% and 4.4% to $27.9 million and $14.2 million, respectively, in fiscal 2005. Gross margins were 25.5% in both fiscal 2005 and 2004. Inventory write-downs of $0.3 million recorded in the third quarter of fiscal 2005 when the Company implemented restructuring actions and additional freight expenses of $1.0 million were partially offset by increased growth of higher margin private label sales.

Display Systems Group

DSG net sales increased 21.7% during fiscal 2006 to $95.0 million as compared with $78.1 million in fiscal 2005. Net sales for Kern in fiscal 2006 were $14.1 million. The sales growth for fiscal 2006 was mainly due to the Kern acquisition and an increase in sales of the custom display product line which increased 18.4% to $26.9 million as compared to $22.7 million for fiscal 2005. The sales increase was partially offset by lower sales in the specialty displays and cathode ray tube product lines. DSG gross profit increased 37.2% to $24.5 million during fiscal 2006 from $17.9 million for fiscal 2005 due mainly to the higher sales volume. Gross margin increased to 25.8% from 22.9% during fiscal 2006 and 2005, respectively. The gross margin improvement was due mainly to an improved product mix primarily from sales growth in the medical monitor product lines. In addition, during the second quarter of fiscal 2006, the Company recorded a reduction in warranty expense of $0.9 million as a result of a change in estimate due to favorable warranty experience.

DSG net sales in fiscal 2005 grew 17.5% to $78.1 million as large orders drove custom display net sales to increase by 63.7% to $22.0 million. Gross margins in fiscal 2005 decreased 280 basis points primarily due to declining average selling prices for medical monitors.

Sales by Geographic Area

The Company has grown through a balanced emphasis on investment in both North America and other areas of the world and currently has 37 facilities in North America, 22 in Europe, 15 in Asia/Pacific, and 5 in Latin America. On a geographic basis, the Company primarily categorizes its sales by destination: North America, Europe, Asia/Pacific, Latin America, and Corporate. Net sales by geographic area and percent change year-over-year are presented in the following table (in thousands):

	Fiscal Year Ended
	June 3, 2006	May 28, 2005	May 29, 2004	FY06 vs FY05 % Change	FY05 vs FY04 % Change
Net Sales
North America	$319,362	$303,708	$275,491	5.2%	10.2%
Europe	140,870	123,846	116,714	13.7%	6.1%
Asia/Pacific	148,000	124,799	104,068	18.6%	19.9%
Latin America	24,336	21,366	20,065	13.9%	6.5%
Corporate	5,372	5,005	3,485	7.3%	43.6%

Total	$637,940	$578,724	$519,823	10.2%	11.3%

Note:	The fiscal 2005 and 2004 data has been reclassified to conform with the fiscal 2006 presentation. Europe includes sales to Middle East and Africa. Latin America includes sales to Mexico. Corporate consists of freight and other non-specific sales.

Gross profit by geographic area and percent of geographic sales are presented in the following table (in thousands):

	Fiscal Year Ended
	June 3, 2006		May 28, 2005		May 29, 2004
Gross Profit
North America	$84,626	26.5%	$80,262	26.4%	$71,763	26.0%
Europe	38,608	27.4%	34,345	27.7%	32,619	27.9%
Asia/Pacific	35,533	24.0%	29,691	23.8%	23,304	22.4%
Latin America	6,786	27.9%	5,879	27.5%	4,860	24.2%

Subtotal	165,553	26.2%	150,177	26.2%	132,546	25.7%
Corporate	(9,784)		(14,183)		(5,824)

Total	$155,769	24.4%	$135,994	23.5%	$126,722	24.4%

Note:	The fiscal 2005 and 2004 data has been reclassified to conform with the fiscal 2006 presentation. Europe includes sales and gross profit to Middle East and Africa. Latin America includes sales and gross profit to Mexico. Corporate consists of freight and other non-specific sales and gross profit.

Net sales in North America increased 5.2% in fiscal 2006 to $319.4 million as compared with $303.7 million in fiscal 2005 with all four SBUs contributing to the growth. A majority of the sales increase in fiscal 2006 was due to increases in demand for wireless products in the U.S. and security systems in Canada. In addition, net sales in Canada experienced an overall gain of 12.2% to $85.7 million in fiscal 2006 versus $76.4 million in the prior fiscal year. An increase in net sales of higher margin products in the security, display and semiconductor fabrication markets resulted in gross margin improvement in North America to 26.5% for fiscal 2006 as compared with 26.4% in fiscal 2005.

Net sales in North America increased 10.2% to $303.7 million in fiscal 2005 led by strong display systems and wireless demand in the U.S. and continued growth in security systems sales in Canada. Gross margins in North America improved 40 basis points in fiscal 2005 due to expanding margins in Canada for security systems and wireless sales.

Net sales in Europe grew 13.7% in fiscal 2006 to $140.9 million from $123.8 million in fiscal 2005 due to the incremental display systems products sales from the Kern acquisition and growth in wireless demand mainly in Israel, Spain and Germany. This increase was partially offset by lower sales of security systems and electron device products. Gross margin in Europe in fiscal 2006 decreased to 27.4% from 27.7% in fiscal 2006 and 2005, respectively, primarily due to lower gross margins on wireless products as compared to security systems and electron device products.

Net sales in Europe increased 6.1% to $123.8 million in fiscal 2005 driven by continued wireless demand growth, particularly in the United Kingdom, France, and Israel. Gross margins in Europe decreased 20 basis points in fiscal 2005 due to a decline in high margin cathode ray tube sales in DSG.

The Company experienced its eighth consecutive year of double-digit growth in Asia/Pacific as net sales increased 18.6% to $148.0 million in fiscal 2006 led by continued strong demand for wireless products in the cellular infrastructure, semiconductor fabrication, and broadcasting markets. Net sales in Korea increased 35.4% to $43.5 million mainly due to higher demand for network access products. Growth in broadcast product sales improved sales in Singapore by 29.3% to $23.5 million. In addition, China experienced an increase in network access and power components contributing to a 7.2% sales improvement to $43.3 million. Gross margins increased in all strategic business units in Asia/Pacific for fiscal 2006, as compared with last fiscal year due mainly to shifts in product mix focused on exclusive franchises, design registration programs, and the reduction of lower margin programs.

In fiscal 2005 net sales in Asia/Pacific grew 19.9% to $124.8 million led by China’s on-going demand growth. Net sales in China increased 60% in fiscal 2005 to $40.4 million, primarily due to OEM demand in the 2.5G infrastructure, avionics, and broadcasting markets. In fiscal 2005, the Company’s gross margins in Asia/Pacific improved 140 basis points due to expanding margins for wireless sales, particularly in Korea, partially offset by the large sales growth in China at lower margins.

Net sales in Latin America improved 13.9% to $24.3 million in fiscal 2006 as compared with $21.4 million in fiscal 2005. The net sales growth was mainly driven by an increase in sales of security products/systems integration and refocusing the EDG sales team after the realignment. Gross margin in Latin America increased to 27.9% in fiscal 2006 versus 27.5% in fiscal 2005 primarily due to higher gross margins from security systems and electron device products.

Net sales in Latin America grew 6.5% in fiscal 2005 to $21.4 million as all four strategic business units increased sales. Gross margins in Latin America improved 330 basis points in fiscal 2005 as margins recovered for security systems and industrial power sales.

Selling, General and Administrative Expenses

SG&A expenses increased 7.6% to $139.6 million in fiscal 2006 as compared with $129.7 million in fiscal 2005. The increase in SG&A expenses was primarily due to the acquisition of Kern and severance expense. The Company recorded severance expense of $4.0 million during fiscal 2006. During the third quarter of fiscal 2005, the Company recorded a restructuring charge, including severance and lease termination costs, of $2.2 million. Total SG&A expenses in fiscal 2006 decreased to 21.9% of net sales compared with 22.4% in fiscal 2005.

SG&A expenses increased 20.2% in fiscal 2005 to $129.7 million from $108.0 million in fiscal 2004. The Company implemented restructuring actions at the end of the third quarter of fiscal 2005, which included changes in management and a reduction in workforce, to accelerate the alignment of operations with the Company’s engineered solutions strategy and improve operating efficiency. Terminations affected over 60 employees across various business functions, operating units and geographic regions. Increases in expenses included $2.2 million of restructuring costs, $8.5 million of payroll-related expenses, $2.4 million of audit, tax, and Sarbanes-Oxley compliance fees, and incremental expenses related to bad debt, facility costs, and travel. The increase in payroll-related expenses, facility costs, and travel were mainly attributable to supporting the growth in sales.

(Gain) Loss on Disposal of Assets

On May 26, 2005, the Company completed the sale of approximately 205 acres of undeveloped real estate adjoining its headquarters in LaFox, Illinois. The sale resulted in a gain of $9.9 million, before taxes, and was recorded in gain on disposal of assets in the Consolidated Statements of Operations in fiscal 2005.

Other (Income) and Expense

In fiscal 2006, other (income) expense increased to an expense of $10.6 million from an expense of $7.6 million in fiscal 2005. Other (income) expense included a foreign exchange loss of $0.7 million during fiscal 2006 and a foreign exchange gain of $0.9 million in fiscal 2005. The foreign exchange variance for fiscal 2006 was due to the strengthening of the U.S. dollar, primarily related to receivables due from foreign subsidiaries to the U.S. parent company and denominated in foreign currencies. Interest expense increased to $9.8 million in fiscal 2006 from $8.9 million in fiscal 2005 as a result of higher average balances on the Company’s multi-currency revolving credit agreement (credit agreement) and an increase in interest rates. The weighted average interest rate increased to 7.42% in fiscal 2006 from 6.38% in fiscal 2005.

Interest expense decreased to $8.9 million in fiscal 2005 from fiscal 2004 as a result of payments made to reduce debt from the proceeds received from an equity offering made in the first quarter of fiscal 2005 and elimination of a fixed rate swap, offset by interest on incremental borrowings to fund working capital requirements. The weighted average interest rate was 6.38% and 5.98% for fiscal 2005 and 2004, respectively. Fiscal 2005 included a foreign exchange gain of $0.9 million and investment income of $0.4 million compared to a foreign exchange loss of $0.4 million and investment income of $0.2 million in fiscal 2004.

Income Tax Provision

The effective income tax rates for fiscal 2006 and 2005 were 147.4% and 286.6%, respectively. The difference between the effective tax rates as compared to the U.S. federal statutory rate of 34% primarily results from the Company’s geographical distribution of taxable income or losses and valuation allowances related to net operating losses. For fiscal 2006, the tax benefit related to net operating losses was limited by the requirement for a valuation allowance of $7.2 million, which increased the effective income tax rate by 129.9%. For fiscal 2005, the tax benefit related to net operating losses was limited by the requirement for a valuation allowance of $16.7 million, which increased the effective income tax rate by 194.0%. In addition, deferred tax liabilities related to unrepatriated earnings previously considered permanently reinvested also increased the effective income tax rate in fiscal 2005 by 57.3%.

At June 3, 2006, domestic net operating loss carryforwards (NOL) amount to approximately $21.3 million. These NOLs expire between 2024 and 2026. Foreign net operating loss carryforwards total approximately $14.5 million with various or indefinite expiration dates. During fiscal 2005, due to changes in the level of certainty regarding realization, a valuation allowance of approximately $15.9 million was established to offset certain domestic deferred tax assets, primarily inventory valuation, and domestic net operating loss carryforwards. In addition, the Company recorded an additional valuation allowance of approximately $0.8 million relating to deferred tax assets from certain foreign subsidiaries. In fiscal 2006, the Company re-evaluated the realization of certain deferred tax assets, resulting in an additional valuation allowance of $2.2 million. The Company believes that in order to reverse the recorded valuation allowance in any subsidiary, the Company would likely need to have positive cumulative earnings in that subsidiary for the three-year period preceding the year of the reversal. The Company also has an alternative minimum tax credit carryforward at June 3, 2006, in the amount of $1.2 million that has an indefinite carryforward period.

Income taxes paid, including foreign estimated tax payments, were $6.3 million, $3.3 million, and $1.7 million in fiscal 2006, 2005, and 2004, respectively.

At the end of fiscal 2004, all of the cumulative positive earnings of the Company’s foreign subsidiaries, amounting to $35.1 million, were considered permanently reinvested pursuant to APB No. 23, Accounting for Income Taxes-Special Areas. As such, U.S. taxes were not provided on these amounts. In fiscal 2005, because of a strategic decision, the Company determined that approximately $12.9 million of one of its foreign subsidiaries’ earnings could no longer be considered permanently reinvested as those earnings may be distributed in future years. Based on management’s potential future plans regarding this subsidiary, it was determined that these earnings would no longer meet the specific requirements for permanent reinvestment under APB No. 23. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income tax and foreign withholding taxes. As such, the Company established a deferred tax liability of approximately $4.9 million during fiscal 2005. The Company revised its estimate of the deferred tax liability of $4.9 million at June 3, 2006 based on changes in management’s potential future plans for this subsidiary during fiscal 2006. In fiscal 2006, the Company revised its strategy and as of June 3, 2006 again and concluded that the undistributed earnings of this subsidiary were considered permanently reinvested outside the United States. The reversal of the $4.9 million deferred tax liability in fiscal 2006 resulted in an additional valuation allowance in the same amount and, therefore, did not effect the fiscal 2006 tax provision. Cumulative positive earnings of the Company’s foreign subsidiaries were still considered permanently reinvested pursuant to APB No. 23 and amounted to $64.2 million at June 3, 2006. Due to various tax attributes that are continually changing, it is not possible to determine what, if any, tax liability might exist if such earnings were to be repatriated.

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

During fiscal 2005, the Canadian taxing authority proposed an income tax assessment for fiscal 1998 through fiscal 2002. The Company appealed the income tax assessment; however, the Company paid the entire tax liability in fiscal 2005 to the Canadian taxing authority to avoid additional interest and penalties if the Company’s appeal was denied. The payment was recorded as an increase to income tax provision in fiscal 2005. In May 2006, the appeal was settled in the Company’s favor. The Company will receive a refund of approximately $1.0 million, which was recorded as a reduction to income tax provision during the fourth quarter of fiscal 2006.

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the Act). The Act provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. In return, the Act also provides for a two-year phase out ending December 31, 2006 of the existing extraterritorial income exclusion (ETI) for foreign sales that was viewed to be inconsistent with the international trade protocols by the European Union. The Company did not receive a tax benefit from the current ETI exclusion in fiscal 2006. When this benefit is fully phased out, it will have no impact on the rate.

Another provision of the Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends-received deduction for certain dividends from controlled foreign corporations. The calculation of the deduction is subject to a number of limitations. This provision of the Act has no material impact on the operations of the Company for fiscal 2006 and is expected to have no material impact on the operations of the Company for fiscal 2007, as the Company does not intend at this time to repatriate earnings to the U.S. from foreign countries.

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

Net Income and Per Share Data

In fiscal 2006, the Company reported a net loss of $2.6 million, or $0.15 per diluted common share and $0.14 per diluted Class B common share as compared with a net loss of $16.0 million, or $0.96 per diluted common share and $0.87 per diluted Class B common share in fiscal 2005. In fiscal 2004, the Company reported net income of $5.5 million, or $0.38 per diluted common share and $0.36 per diluted Class B common share.

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

Cash and cash equivalents was $17.0 million at June 3, 2006 as compared to $24.3 million at May 28, 2005. Cash provided by operating activities was $5.5 million in fiscal 2006 as compared to cash utilized by operating activities of $2.0 million in fiscal 2005. The increase in cash provided by operating activities in fiscal 2006 was mainly due to the increase in payables partially offset by increases in inventories and accounts receivable. Receivables increased due to an approximate 13% increase in sales volume during the last two months of fiscal 2006 as compared to fiscal 2005, while inventories increased due to the Kern and Image Systems acquisitions and increased levels of inventory in anticipation of future increases in sales. The increase in payables was primarily the result of the increased levels of inventory. The cash utilization in fiscal 2005 was mainly due to the increase in inventories related to the Company’s stocking levels required for new exclusive supplier agreements.

Net cash used in investing activities of $12.7 million for fiscal 2006 was mainly the result of the Kern acquisition, effective June 1, 2005, located in Donaueschingen in southern Germany. The cash outlay for Kern was $6.6 million, net of cash acquired. In addition, effective October 1, 2005, the Company acquired certain assets of Image Systems, a subsidiary of Communications Systems, Inc. in Hector, Minnesota. The initial cash outlay for Image Systems was $0.2 million. In addition, the Company spent $6.2 million on capital projects during fiscal 2006 primarily related to facility and information technology projects. Net cash provided by investing activities of $3.0 million in fiscal 2005 was mainly the result of the sale of approximately 205 acres of undeveloped real estate adjoining the Company’s headquarters in La Fox, Illinois for $10.9 million, which was used to reduce debt. This was offset partially by the $7.0 million spent on capital projects during fiscal 2005, primarily related to implementing PeopleSoft purchasing and inventory modules, facility improvements at the Company’s headquarters, disaster recovery equipment, and Sarbanes-Oxley remediation software and hardware.

Net cash used in financing activities was $0.6 million in fiscal 2006. Net cash provided by financing activities was $6.3 million in fiscal 2005. During the first quarter of fiscal 2005, the Company had an equity offering for three million shares of common stock that contributed $27.8 million in net proceeds that was used to reduce debt and fund working capital requirements.

On November 21, 2005, the Company sold $25.0 million in aggregate principal amount of 8% convertible senior subordinated notes due 2011 (8% notes) pursuant to an indenture dated November 21, 2005. The 8% notes bear interest at a rate of 8% per annum, however the Company is paying an additional 1% as a result of failing to register the 8% notes by March 21, 2006. Interest is due on June 15 and December 15 of each year. The 8% notes are convertible at the option of the holder, at any time on or prior to maturity, into shares of the Company’s common stock at a price equal to $10.31 per share, subject to adjustment in certain circumstances. In addition, the Company may elect to automatically convert the 8% notes into shares of common stock if the trading price of the common stock exceeds 150% of the conversion price of the 8% notes for at least 20 trading days during any 30 trading day period subject to a payment of three years of interest if the Company elects to convert the 8% notes prior to December 20, 2008.

The indenture provides that on or after December 20, 2008, the Company has the option of redeeming the 8% notes, in whole or in part, for cash, at a redemption price equal to 100% of the principal amount of the 8% notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. Holders may require the Company to repurchase all or a portion of their 8% notes for cash upon a change-of-control event, as described in the indenture, at a repurchase price equal to 100% of the principal amount of the 8% notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding the repurchase date. The 8% notes are unsecured and subordinate to the Company’s existing and future senior debt. The 8% notes rank on parity with the Company’s existing 7 3/4% converted senior subordinated notes (7 3/4% notes).

The Company maintains $14.0 million of the 8% notes in current portion of long-term debt at June 3, 2006. This current classification is due to the Company entering into two separate agreements in August 2006 with certain holders of its 8% notes to purchase $14.0 million of the 8% notes. As the 8% notes are subordinate to the Company’s existing credit agreement, the Company received a waiver from its lending group to permit the purchase. The purchases will be financed through additional borrowings under the Company’s credit agreement. In the first quarter of fiscal 2007, the Company will record early extinguishment expenses of approximately $2.7 million.

In February 2005, the Company issued $44.7 million of 7 3/4% notes due 2011 in exchange for $22.2 million of its 7 1/4% convertible debentures (7 1/4% debentures) due December 2006 and $22.5 million of its 8 1/4% convertible senior debentures (8 1/4% debentures) due June 2006. The 7 3/4% notes are convertible at the holder’s option, at any time on or prior to maturity, into shares of the Company’s common stock at a price equal to $18.00 per share, subject to adjustments in certain circumstances. On or after December 19, 2006, the Company may elect to automatically convert the 7 3/4% notes into shares of common stock if the trading prices of the common stock exceeds 125% of the conversion price of the 7 3/4% notes for at least twenty trading days during any thirty trading day period ending within five trading days prior to the date of the automatic conversion notice. Subsequent to the exchange, the Company had outstanding $4.8 million of 7 1/4% debentures due December 2006, $17.5 million of 8 1/4% debentures due June 2006, and $44.7 million of 7 3/4% notes.

In October 2004, the Company renewed its credit agreement with the current lending group in the amount of approximately $109.0 million (the size of the credit line varies based on fluctuations in foreign currency exchange rates). The credit agreement expires in October 2009, and the outstanding balance at that time will become due. At June 3, 2006, $57.1 million was outstanding on the credit agreement. The new credit agreement is principally secured by the Company’s trade receivables and inventory. The credit agreement bears interest at applicable LIBOR rates plus a margin, varying with certain financial performance criteria. At June 3, 2006, the applicable margin was 225 basis points. Outstanding letters of credit were $1.7 million at June 3, 2006, leaving an unused line of $53.0 million under the total credit agreement; however, this amount was reduced to $7.5 million due to maximum permitted leverage ratios. The commitment fee related to the agreement is 0.25% per annum payable quarterly on the average daily unused portion of the aggregate commitment. The Company’s credit agreement consists of the following facilities as of June 3, 2006:

	Capacity	Amount Outstanding	Weighted Average Interest Rate
US Facility	$70,000	$45,700	7.21%
Canada Facility	15,418	5,136	6.00%
Sweden Facility	8,898	—	—
UK Facility	8,393	4,476	6.93%
Euro Facility	6,404	—	—
Japan Facility	2,665	1,777	1.85%

Total	$111,778	$57,089	6.92%

Note:	Due to maximum permitted leverage ratios, the amount of the unused line cannot be calculated on a facility-by-facility basis.

At March 4, 2006, the Company was not in compliance with credit agreement covenants with respect to the leverage ratio, fixed charge coverage ratio, and tangible net worth covenants. On August 4, 2006, the Company received a waiver from its lending group for the defaults and executed an amendment to the credit agreement. In addition, the amendment also (i) permitted the purchase of $14.0 million of the 8% notes; (ii) adjusted the minimum required fixed charge coverage ratio for the first quarter of fiscal 2007; (iii) adjusted the minimum tangible net worth requirement; (iv) permitted certain sales transactions contemplated by the Company; (v) eliminated the Company’s Sweden Facility; (vi) reduced the Company’s Canada Facility by approximately $5.4 million; (vii) changed the definition of “Adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization (EBITDA)” for covenant purposes; and (viii) provided that the Company maintain excess availability on the borrowing base of not less than $20.0 million until the Company filed its Form 10-Q for the quarter ended March 4, 2006, at which time the Company will maintain excess availability of the borrowing base of not less than $10.0 million.

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

At May 28, 2005, the Company was not in compliance with its credit agreement covenants with respect to the fixed charge coverage ratio. On August 24, 2005, the Company received a waiver from its lending group for the default and executed an amendment to the credit agreement. The amendment changed the maximum permitted leverage ratios and the minimum required fixed charge coverage ratios for each of the first three quarters of fiscal 2006 to provide the Company additional flexibility for these periods. In addition, the amendment provided that the Company will maintain excess availability on the borrowing base of not less than $23 million until June 30, 2006 if a default or event of default does not exist on or before this date. The applicable margin pricing was increased by 25 basis points. In addition, the amendment extended the Company’s requirement to refinance the remaining $22.3 million aggregate principal amount of the 7 1/4% debentures and the 8 1/4% debentures from February 28, 2006 to June 10, 2006.

As more fully described in Note B to the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K/A (Amendment No. 2) for the fiscal year ended May 28, 2005, as a result of errors discovered by the Company, the consolidated financial statements for fiscal 2005, 2004, and 2003 have been amended and restated to correct these errors. As a result, the Company would not have been in compliance with its tangible net worth covenant for the third quarter of fiscal 2005 and its leverage ratio and tangible net worth covenants as of the end of fiscal 2005. On August 4, 2006, the Company received a waiver from its lending group for defaults arising from the restatement and executed an amendment to the credit agreement.

Annual dividend payments for fiscal 2006 amounted to $2.7 million. The Company’s policy regarding payment of dividends is reviewed periodically by the Board of Directors in light of the Company’s operating needs and capital structure. Over the last 19 years, the Company has been in a position to regularly pay a quarterly dividend of $0.04 per common share and $0.036 per Class B common share. The Company currently expects to continue paying dividends at this historical rate in fiscal 2007.

See Item 7A for “Risk Management and Market Sensitive Financial Instruments” for information regarding the effect on net income of market changes in interest rates.

Contractual Obligations

Contractual obligations by expiration period as of June 3, 2006 are presented in the table below (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1 – 3 years	3 – 5 Years	More than 5 years
Convertible notes(1)	$69,683	$14,000	$—	$—	$55,683
Convertible notes—interest(1)	24,068	4,783	8,686	8,686	1,913
Floating-rate multi-currency revolving credit agreement(2)	57,089	—	—	57,089	—
Floating-rate multi-currency revolving credit agreement—interest(2)	13,170	3,951	7,902	1,317	—
Purchase obligations(3)	137,883	137,883	—	—	—
Lease obligations(4)	18,673	6,263	6,166	2,850	3,394
Other	36	16	20	—	—

Total	$320,602	$166,896	$22,774	$69,942	$60,990

(1)	Convertible notes consist of the 7 3/4% notes, with principal of $44.7 million due December 2011, and 8% notes, with principal of $25.0 million due June 2011. Payments of $14.0 million of 8% notes are included in amounts due less than one year.
(2)	The credit agreement expires in October 2009 and bears interest at applicable LIBOR rates plus a 225 basis point margin. Interest in the table above is calculated using 6.92% interest rate and $57.1 million principal amount as of June 3, 2006 for all periods presented.
(3)	The Company has outstanding purchase obligations with vendors at the end of fiscal 2006 to meet operational requirements as part of the normal course of business.
(4)	Lease obligations are related to certain warehouse and office facilities and office equipment under non-cancelable operating leases.

The Company believes that the existing sources of liquidity, including current cash, as well as cash provided by operating activities, supplemented as necessary with funds available under credit arrangements, will provide sufficient resources to meet known capital requirements and working capital needs for the fiscal year ended June 2, 2007.

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

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The estimates are influenced by the following considerations: continuing credit evaluation of customers’ financial conditions; aging of receivables, individually and in the aggregate; large number of customers which are widely dispersed across geographic areas; collectability and delinquency history by geographic area; and the fact that no single customer accounts for 10% or more of net sales. Material changes in one or more of these considerations may require adjustments to the allowance affecting net income and net carrying value of accounts receivable. At June 3, 2006, the allowance for doubtful accounts was $2.1 million as compared to $1.9 million at May 28, 2005.

Impairment of Investments

The Company holds a portfolio of investment securities and periodically assesses its recoverability. In the event of a decline in fair value of an investment, the judgment is made whether the decline is other-than-temporary. Management’s assessment as to the nature of a decline is largely based on the duration of that market decline, financial health of and specific prospects for the issuer, and the Company’s cash requirements and intent to hold the investment. If an investment is impaired and the decline in market value is considered to be other-than-temporary, an appropriate write-down is recorded. The Company recognized investment impairment in fiscal 2006, 2005, and 2004 of $93, $49, and $226, respectively.

Inventories

The Company carries all its inventories at the lower of cost or market using the first-in, first-out (FIFO) method. Inventories include material, labor, and overhead associated with such inventories. Substantially all inventories represent finished goods held for sale.

Provisions for obsolete or slow moving inventories are recorded based upon regular analysis of stock rotation, obsolescence, and assumptions about future demand and market conditions. If future demands, change in the industry, or market conditions differ from management’s estimates, additional provisions may be necessary.

The Company recorded inventory obsolescence and overstock provisions of $1.8 million, $4.2 million, and $2.2 million in fiscal 2006, 2005, and 2004, respectively, which was included in cost of sales. The provisions were principally for obsolete and slow moving parts. The parts were written down to estimated realizable value.

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

Impairment is assessed when the undiscounted expected cash flows derived from an asset are less than its carrying amount. If impairment exists, the carrying value of the impaired asset is written down and impairment loss is recorded in operating results. In assessing the potential impairment of the Company’s goodwill and other intangible assets, management makes significant estimates and assumptions regarding the discounted future cash flows to determine the fair value of the respective assets on an annual basis. These estimates and their related assumptions include, but are not limited to, projected future operating results, industry and economy trends, market discount rates, indirect expense allocations, and tax rates. If these estimates or assumptions change in the future as a result of changes in strategy, Company profitability, or market conditions, among other factors, this could adversely affect future goodwill and other intangible assets valuations and result in impairment charges.

Effective June 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. This statement changed the accounting for goodwill and indefinite-lived assets from an amortization approach to an impairment-only approach. The Company performs its impairment test as of the third quarter of each fiscal year. The Company did not find any indication that an impairment existed and, therefore, no impairment loss was recorded in fiscal 2006.

Warranties

The Company offers warranties for specific products it manufactures. The Company also provides extended warranties for some products it sells that lengthen the period of coverage specified in the manufacturer’s original warranty. Terms generally range from one to three years.

The Company estimates the cost to perform under its warranty obligation and recognizes this estimated cost at the time of the related product sale. The Company reports this expense as an element of cost of sales in its Consolidated Statement of Operations. Each quarter, the Company assesses actual warranty costs incurred, on a product-by-product basis, as compared to its estimated obligation. The estimates with respect to new products are based generally on knowledge of the products and are extrapolated to reflect the extended warranty period, and are refined each quarter as better information with respect to warranty experience becomes known.

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

At June 3, 2006 and May 28, 2005, the Company’s deferred tax assets related to tax carryforwards were $13.6 million and $15.1 million, respectively. The tax carryforwards are comprised of net operating loss carryforwards and other tax credit carryovers. A majority of the net operating losses and other tax credits can be carried forward for 20 years.

The Company has recorded valuation allowances for the majority of its federal deferred tax assets and loss carryforwards, and for tax loss carryforwards of certain non-U.S. subsidiaries. The Company believes that the deferred tax assets for the remaining tax carryforwards are considered more likely than not to be realizable based on estimates of future taxable income and the implementation of tax planning strategies.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Risk Management and Market Sensitive Financial Instruments

The Company’s foreign denominated assets and liabilities are cash, accounts receivable, inventory, accounts payable, and intercompany receivables and payables, primarily in Canada, member countries of the European Union, Asia/Pacific and, to a lesser extent, Latin America. The Company monitors its foreign exchange exposures and has entered into forward contracts to hedge significant transactions; however, this activity is infrequent. The Company did not enter into any forward contracts in fiscal 2006 or 2005. Other tools that may be used to manage foreign exchange exposures include the use of currency clauses in sales contracts and the use of local debt to offset asset exposures.

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

Under these assumptions, additional interest expense, tax effected, would have increased the net loss by $0.2 million in both fiscal 2006 and fiscal 2005. These amounts were determined by considering the impact of the hypothetical 10% interest rate increase on the Company’s variable rate outstanding borrowings.

Had the U.S. dollar strengthened 10% against various foreign currencies, sales would have been lower by an estimated $25.3 million in fiscal 2006 and $22.5 million in fiscal 2005. Total assets would have declined by an estimated $12.8 million and $10.6 million in fiscal 2006 and fiscal 2005, respectively, while the total liabilities would have decreased by an estimated $3.5 million and $4.2 million in fiscal 2006 and fiscal 2005, respectively.

The interpretation and analysis of these disclosures should not be considered in isolation since such variances in interest rates and exchange rates would likely influence other economic factors. Such factors, which are not readily quantifiable, would likely also affect the Company’s operations.

Item 8. Financial Statements and Supplementary Data

RICHARDSON ELECTRONICS, LTD.

Consolidated Balance Sheets

(in thousands)

	June 3, 2006	May 28, 2005
Assets
Current assets:
Cash and cash equivalents	$17,010	$24,301
Receivables, less allowance of $2,142 and $1,934	115,733	106,152
Inventories	117,320	101,555
Prepaid expenses	3,739	3,380
Deferred income taxes	1,527	4,911

Total current assets	255,329	240,299

Other assets:
Property, plant and equipment, net	32,357	31,712
Goodwill	13,068	6,149
Other intangible assets, net	2,413	1,045
Non-current deferred income taxes	1,300	—
Assets held for sale	1,018	—
Other assets	3,814	4,735

Total other assets	53,970	43,641

Total assets	$309,299	$283,940

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$52,494	$40,392
Accrued liabilities	30,588	23,762
Current portion of long-term debt	14,016	22,305

Total current liabilities	97,098	86,459

Non-current liabilities:
Long-term debt, less current portion	112,792	98,028
Non-current deferred income taxes	—	656
Non-current liabilities	1,169	1,401

Total non-current liabilities	113,961	100,085

Total liabilities	211,059	186,544

Commitments and contingencies	—	—

Stockholders’ equity:
Common stock, $0.05 par value; issued 15,663 shares at June 3, 2006 and 15,597 shares at May 28, 2005	783	780
Class B common stock, convertible, $0.05 par value; issued 3,093 shares at June 3, 2006 and 3,120 shares at May 28, 2005	155	156
Preferred stock, $1.00 par value, no shares issued	—	—
Additional paid-in capital	119,149	121,591
Common stock in treasury, at cost, 1,261 shares at June 3, 2006 and 1,332 shares at May 28, 2005	(7,473)	(7,894)
Accumulated deficit	(19,048)	(16,406)
Accumulated other comprehensive income (loss)	4,674	(831)

Total stockholders’ equity	98,240	97,396

Total liabilities and stockholders’ equity	$309,299	$283,940

See notes to consolidated financial statements.

RICHARDSON ELECTRONICS, LTD.

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Fiscal Year Ended
	June 3, 2006	May 28, 2005	May 29, 2004
Net sales	$637,940	$578,724	$519,823
Cost of sales	482,171	442,730	393,101

Gross profit	155,769	135,994	126,722
Selling, general, and administrative expenses	139,640	129,747	107,968
(Gain) loss on disposal of assets	3	(9,918)	579

Operating income	16,126	16,165	18,175

Other (income) expense:
Interest expense	9,809	8,947	10,257
Investment income	(411)	(388)	(227)
Foreign exchange (gain) loss	724	(926)	363
Other, net	428	(51)	(135)

Total other expense	10,550	7,582	10,258

Income before income taxes	5,576	8,583	7,917
Income tax provision	8,218	24,600	2,385

Net income (loss)	$(2,642)	$(16,017)	$5,532

Net income (loss) per share—basic:
Common stock	$(0.15)	$(0.96)	$0.40

Common stock average shares outstanding	14,315	13,822	10,872

Class B common stock	$(0.14)	$(0.87)	$0.36

Class B common stock average shares outstanding	3,093	3,120	3,168

Net income (loss) per share—diluted:
Common stock	$(0.15)	$(0.96)	$0.38

Common stock average shares outstanding	14,315	13,822	14,418

Class B common stock	$(0.14)	$(0.87)	$0.36

Class B common stock average shares outstanding	3,093	3,120	3,168

Dividends per common share	$0.160	$0.160	$0.160

Dividends per Class B common share	$0.144	$0.144	$0.144

See notes to consolidated financial statements.

RICHARDSON ELECTRONICS, LTD.

Consolidated Statements of Cash Flows

(in thousands)

	Fiscal Year Ended
	June 3, 2006	May 28, 2005	May 29, 2004
Operating activities:
Net income (loss)	$(2,642)	$(16,017)	$5,532
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	6,240	5,298	4,989
(Gain) loss on disposal of assets	3	(9,918)	579
Deferred income taxes	1,462	18,281	1,325
Receivables	(5,417)	2,303	(18,215)
Inventories	(10,420)	(9,618)	5,603
Accounts payable and accrued liabilities	15,910	1,037	8,782
Other liabilities	(267)	1,156	4,737
Other	588	5,465	(771)

Net cash provided by (used in) operating activities	5,457	(2,013)	12,561

Investing activities:
Capital expenditures	(6,211)	(6,975)	(5,468)
Proceeds from sale of assets	278	10,925	40
Business acquisitions, net of cash acquired	(6,800)	(971)	(6,196)
Proceeds from sales of available-for-sale securities	2,317	3,042	3,946
Purchases of available-for-sale securities	(2,317)	(3,042)	(3,946)

Net cash provided by (used in) investing activities	(12,733)	2,979	(11,624)

Financing activities:
Proceeds from borrowings	252,997	113,229	52,105
Payments on debt	(249,853)	(131,624)	(53,416)
Proceeds from issuance of common stock	710	29,729	1,656
Cash dividends	(2,736)	(2,719)	(2,206)
Other	(1,711)	(2,364)	—

Net cash provided by (used in) financing activities	(593)	6,251	(1,861)

Effect of exchange rate changes on cash and cash equivalents	578	512	885

Increase (decrease) in cash and cash equivalents	(7,291)	7,729	(39)
Cash and cash equivalents at beginning of year	24,301	16,572	16,611

Cash and cash equivalents at end of year	$17,010	$24,301	$16,572

Supplemental Disclosures of Cash Flow Information:
Cash paid during the fiscal year for:
Interest	$9,026	$9,131	$10,404
Income taxes	$6,305	$3,272	$1,656

See notes to consolidated financial statements.

RICHARDSON ELECTRONICS, LTD.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)

(in thousands)

	Comprehensive Income (Loss)	Shares Issued		Par Value	Additional Paid-In Capital	Treasury Stock	Retained Earnings/ Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
		Common	Class B Common
Balance May 31, 2003		12,256	3,207	$773	$91,421	$(8,922)	$(1,676)	$(3,990)	$77,606
Comprehensive income:
Net income	$5,532	—	—	—	—	—	5,532	—	5,532
Recognition of unearned compensation	—	—	—	—	288	—	—	—	288
Currency translation, net of income tax effect	1,314	—	—	—	—	—	—	1,314	1,314
Fair value adjustments on investment, net of income tax effect	329	—	—	—	—	—	—	329	329
Cash flow hedges, net of income tax effect	732	—	—	—	—	—	—	732	732

Comprehensive income	$7,907

Common stock issued		229	—	11	2,168	407	—	—	2,586
Conversion of Class B shares to common stock		39	(39)	—	—	—	—	—	—
Dividends paid to:
Common ($0.04 per share)		—	—	—	—	—	(1,747)	—	(1,747)
Class B ($0.036 per share)		—	—	—	—	—	(459)	—	(459)

Balance May 29, 2004		12,524	3,168	784	93,877	(8,515)	1,650	(1,615)	86,181
Comprehensive income (loss):
Net loss	$(16,017)	—	—	—	—	—	(16,017)	—	(16,017)
Recognition of unearned compensation	—	—	—	—	242	—	—	—	242
Currency translation, net of income tax effect	597	—	—	—	—	—	—	597	597
Fair value adjustments on investment, net of income tax effect	121	—	—	—	—	—	—	121	121
Cash flow hedges, net of income tax effect	66	—	—	—	—	—	—	66	66

Comprehensive loss	$(15,233)

Common stock issued		3,025	—	152	28,153	621	—	—	28,926
Conversion of Class B shares to common stock		48	(48)	—	—	—	—	—	—
Dividends paid to:
Common ($0.04 per share)		—	—	—	(568)	—	(1,699)	—	(2,267)
Class B ($0.036 per share)		—	—	—	(113)	—	(340)	—	(453)

Balance May 28, 2005		15,597	3,120	936	121,591	(7,894)	(16,406)	(831)	97,396
Comprehensive income (loss):
Net loss	$(2,642)	—	—	—	—	—	(2,642)	—	(2,642)
Recognition of unearned compensation	—	—	—	—	(17)	—	—	—	(17)
Currency translation, net of income tax effect	5,289	—	—	—	—	—	—	5,289	5,289
Fair value adjustments on investment, net of income tax effect	216	—	—	—	—	—	—	216	216
Cash flow hedges, net of income tax effect	—	—	—	—	—	—	—	—	—

Comprehensive income	$2,863

Common stock issued		39	—	2	311	421	—	—	734
Conversion of Class B shares to common stock		27	(27)	—	—	—	—	—	—
Dividends paid to:
Common ($0.04 per share)		—	—	—	(2,289)	—	—	—	(2,289)
Class B ($0.036 per share)		—	—	—	(447)	—	—	—	(447)

Balance June 3, 2006		15,663	3,093	$938	$119,149	$(7,473)	$(19,048)	$4,674	$98,240

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

(in thousands, except per share amounts)

Note A—Significant Accounting Policies

Principles of Consolidation: Fiscal Year—Richardson Electronics, Ltd. (the “Company”) fiscal year ends on the Saturday nearest the end of May. Fiscal year 2006 contains 53 weeks while fiscal years 2005 and 2004 contain 52 weeks. All references herein for the years 2006, 2005, and 2004 represent the fiscal years ended June 3, 2006, May 28, 2005, and May 29, 2004, respectively.

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

Fair Values of Financial Instruments: The fair values of financial instruments are determined based on quoted market prices and market interest rates as of the end of the reporting period. The Company’s financial instruments include accounts receivable, accounts payable, accrued liabilities, and long-term debt. The fair values of these financial instruments were, with the exception of long-term debt as disclosed in Note G, not materially different from their carrying or contract values at June 3, 2006 and May 28, 2005.

Cash Equivalents: The Company considers short-term, highly liquid investments that are readily convertible to known amounts of cash, and so near their maturity that they present insignificant risk of changes in value because of changes in interest rates, and that have maturity of three months or less, when purchased, to be cash equivalents. The carrying amounts reported in the balance sheet for cash and cash equivalents approximate the fair market values of these assets.

Allowance for doubtful accounts: The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The estimates are influenced by the following considerations: continuing credit evaluation of customers’ financial conditions; aging of receivables, individually and in the aggregate; large number of customers which are widely dispersed across geographic areas; collectability and delinquency history by geographic area; and the fact that no single customer accounts for 10% or more of net sales. Material changes in one or more of these considerations may require adjustments to the allowance affecting net income and net carrying value of accounts receivable. At June 3, 2006, the allowance for doubtful accounts was $2,142 as compared to $1,934 at May 28, 2005.

Inventories: The Company’s worldwide inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method. Inventories include material, labor, and overhead associated with such inventories. Substantially all inventories represent finished goods held for sale.

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

Property, Plant and Equipment: Property, plant and equipment are stated at cost. Improvements and replacements are capitalized while expenditures for maintenance and repairs are charged to expense as incurred. Provisions for depreciation are computed principally using the straight-line method over the estimated useful life of the asset. Depreciation expense was $5,882, $4,982, and $4,657 in fiscal 2006, 2005, and 2004, respectively. Property, plant and equipment consist of the following:

	June 3, 2006	May 28, 2005
Land and improvements	$1,307	$1,347
Buildings and improvements	20,153	18,966
Computer and communications equipment	29,648	27,024
Machinery and other equipment	19,978	18,396

	71,086	65,733
Accumulated depreciation	(38,729)	(34,021)

Property, plant and equipment, net	$32,357	$31,712

Supplemental disclosure information of the estimated useful life of the asset:
Land and improvements	10 years
Buildings and improvements	10 - 30 years
Computer and communications equipment	3 - 10 years
Machinery and other equipment	3 - 10 years

The Company is in the application development stage of implementing certain modules of enterprise resource management software (PeopleSoft). In accordance with Accounting Standards Executive Committee (AcSEC) Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, the Company capitalizes all direct costs associated with the application development of this software including software acquisition costs, consulting costs, and internal payroll costs. The Statement requires these costs to be depreciated once the application development stage is complete. The unamortized balance of the aforementioned capitalized costs, included within computer and communications equipment, is $5,022 and $5,036 at June 3, 2006 and May 28, 2005, respectively.

Other Assets: Other assets consist of the following:

	June 3, 2006	May 28, 2005
Investments	$3,781	$3,445
Notes receivable	—	955
Other deferred charges, net	33	335

Other assets	$3,814	$4,735

The Company’s investments are primarily equity securities, all of which are classified as available-for-sale and are carried at their fair value based on the quoted market prices. Proceeds from the sale of the securities were $2,317, $3,042, and $3,946 during fiscal 2006, 2005, and 2004, respectively, all of which were consequently reinvested. The cost of the equity securities sold were based on a specific identification method. Gross realized gains on those sales were $299, $372, and $366 in fiscal 2006, 2005, and 2004, respectively. Gross realized losses on those sales were $141, $102, and $59 in fiscal 2006, 2005, and 2004, respectively. Net unrealized holding gains of $216, $121, and $329, have been included in accumulated comprehensive income (loss) for fiscal 2006, 2005, and 2004, respectively.

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

The following table is the disclosure under Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, for the investment in marketable equity securities with fair values less than cost basis:

	Marketable Security Holding Length
	Less Than 12 Months		More Than 12 Months		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 3, 2006
Common Stock	$623	$34	$158	$17	$781	$51
May 28, 2005
Common Stock	$2,044	$33	$—	$—	$2,044	$33

Goodwill and Other Intangible Assets: In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, which requires that goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment testing. Intangible assets with finite lives are amortized over their estimated useful lives on a straight line basis.

Management reviews the valuation of goodwill and intangible assets not subject to amortization at least annually, or more frequently, if events or circumstances indicate that goodwill might be impaired. The Company utilizes the comparison of reporting units’ fair value derived by discounted cash flow analysis and their book value as an indicator of potential impairment. The application of SFAS No. 142 and the annual impairment test are discussed in Note B.

Accrued Liabilities: Accrued liabilities consist of the following:

	June 3, 2006	May 28, 2005
Compensation and payroll taxes	$12,238	$9,543
Interest	2,900	2,117
Income taxes	7,986	8,340
Warranty reserve	836	1,439
Professional fees	1,884	1,172
Other accrued expenses	4,744	1,151

Accrued liabilities	$30,588	$23,762

Warranties: The Company offers warranties for specific products it manufactures. The Company also provides extended warranties for some products it sells that lengthen the period of coverage specified in the manufacturer’s original warranty. Terms generally range from one to three years.

The Company estimates the cost to perform under its warranty obligation and recognizes this estimated cost at the time of the related product sale. The Company reports this expense as an element of cost of sales in its Consolidated Statements of Operations. Each quarter, the Company assesses actual warranty costs incurred, on a product-by-product basis, as compared to its estimated obligation. The estimates with respect to new products are based generally on knowledge of the products, are extrapolated to reflect the extended warranty period, and are refined each quarter as better information with respect to warranty experience becomes known.

Warranty reserves are established for costs that are expected to be incurred after the sale and delivery of products under warranty. The warranty reserves are determined based on known product failures, historical experience, and other currently available evidence.

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

Changes in the warranty reserve for fiscal 2006 and 2005 were as follows:

Warranty Reserve
Balance at May 29, 2004	$802
Accruals for products sold	958
Utilization	(321)

Balance at May 28, 2005	1,439
Accruals for products sold	932
Utilization	(589)
Change in estimate	(946)

Balance at June 3, 2006	$836

During the second quarter of fiscal 2003, the Display Systems Group provided a three-year warranty on some of its products. As the extended warranty on the first products sold under the warranty program expired during the second quarter of fiscal 2006, along with additional warranty experience available during the first six months of fiscal 2006, the Company revised its estimate of the warranty reserve to reflect the actual warranty experience to date. As a result, a change in estimate of $946 was recorded during the second quarter of fiscal 2006.

Non-Current Liabilities: Non-current liabilities of $1,169 at June 3, 2006 and $1,401 at May 28, 2005 represent the pension obligations for qualified Korea and Italy employees.

Foreign Currency Translation: Foreign currency balances are translated into U.S. dollars at end-of-period rates. Revenues and expenses are translated at the current rate on the date of the transaction. Gains and losses resulting from foreign currency transactions are included in income. Foreign currency transactions reflected in operations was a loss of $724 in fiscal 2006, a gain of $926 in fiscal 2005, and a loss of $363 in fiscal 2004. Gains and losses resulting from translation of foreign subsidiary financial statements are credited or charged directly to accumulated other comprehensive income (loss), a component of stockholders’ equity.

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

Shipping and Handling Fees and Costs: Shipping and handling costs billed to customers are reported as revenue and the related costs are reported as cost of sales.

Income Taxes: The Company recognizes deferred tax assets and liabilities based on the differences between financial statement carrying amounts and the tax bases of assets and liabilities. The Company regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance based on a number of factors, including both positive and negative evidence, in determining the need for a valuation allowance. Those factors include historical taxable income or loss, projected future taxable income or loss, the expected timing of the reversals of existing temporary differences, and the implementation of tax planning strategies. In circumstances where the Company or any of its affiliates has incurred three years of cumulative losses which constitute significant negative evidence, positive evidence of equal or greater significance is needed by the Company at a minimum to overcome that negative evidence before a tax benefit is recognized for deductible

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

temporary differences and loss carryforwards. In evaluating the positive evidence available, expectations as to future taxable income would rarely be sufficient to overcome the negative evidence of recent cumulative losses, even if supported by detailed forecasts and projections. In order to reverse the recorded valuation allowance, the Company would likely need to have positive cumulative earnings for the three-year period preceding the year of the reversal. Therefore, the Company’s projections as to future earnings would not be used as an indicator in analyzing whether a valuation allowance established in a prior year can be removed or reduced.

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

	Fiscal Year Ended
	June 3, 2006	May 28, 2005	May 29, 2004
Net income (loss), as reported:	$(2,642)	$(16,017)	$5,532
Add: Stock-based compensation expense included in reported net income (loss), net of taxes	7	425	282
Deduct: Stock-based compensation expense determined under fair value-based method for all awards, net of taxes	(964)	(1,834)	(1,272)

Pro-forma net income (loss)	$(3,599)	$(17,426)	$4,542

Net income (loss) per share, as reported:
Common stock—basic	$(0.15)	$(0.96)	$0.40

Class B common stock—basic	$(0.14)	$(0.87)	$0.36

Common stock—diluted	$(0.15)	$(0.96)	$0.38

Class B common stock—diluted	$(0.14)	$(0.87)	$0.36

Net income (loss) per share, pro forma:
Common stock—basic	$(0.21)	$(1.05)	$0.33

Class B common stock—basic	$(0.19)	$(0.95)	$0.30

Common stock—diluted	$(0.21)	$(1.05)	$0.32

Class B common stock—diluted	$(0.19)	$(0.95)	$0.29

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

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

According to the EITF Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128,” the Company’s Class B common stock is considered a participating security requiring the use of the two-class method for the computation of basic and diluted earnings per share. The two-class computation method for each period reflects the cash dividends paid per share for each class of stock, plus the amount of allocated undistributed earnings per share computed using the participation percentage which reflects the dividend rights of each class of stock. Basic and diluted earnings per share reflect the application of EITF Issue No. 03-6 and was computed using the two-class method. The shares of Class B common stock are considered to be participating convertible securities since the shares of Class B common stock are convertible on a share-for-share basis into shares of common stock and may participate in dividends with common stock according to a predetermined formula (90% of the amount of common stock cash dividends).

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

Diluted earnings per share is calculated by dividing net income, adjusted for interest savings, net of tax, on assumed conversion of convertible debentures and notes, by the actual shares outstanding and share equivalents that would arise from the exercise of stock options, certain restricted stock awards, and the assumed conversion of convertible debentures and notes when dilutive. For the fiscal year ended June 3, 2006, the assumed conversion and the effect of the interest savings of the Company’s 7 3/4% convertible senior subordinated notes (7 3/4% notes) and 8% convertible senior subordinated notes (8% notes) were excluded because their inclusion would have been anti-dilutive. For the fiscal year ended May 28, 2005, the assumed conversion and the effect of the interest savings of the Company’s 7 1/4% convertible debentures (7 1/4% debentures), 8 1/4% convertible senior subordinated debentures (8 1/4% debentures) and 7 3/4% notes were excluded because their inclusion would have been anti-dilutive. For the fiscal year ended May 29, 2004, the assumed conversion and the effect of the interest savings of the Company’s 7 1/4% debentures and 8 1/4% debentures were excluded because their inclusion would have been anti-dilutive. The per share amounts presented in the Consolidated Statements of Operations are based on the following amounts:

	Fiscal Year Ended
	June 3, 2006	May 28, 2005	May 29, 2004
Numerator for basic and diluted EPS:
Net income (loss)	$(2,642)	$(16,017)	$5,532
Less dividends:
Common stock	2,289	2,267	1,747
Class B common stock	447	453	459

Undistributed earnings (losses)	$(5,378)	$(18,737)	$3,326

Common stock undistributed earnings (losses)	$(4,502)	$(15,573)	$2,635
Class B common stock undistributed earnings (losses)—basic	(876)	(3,164)	691

Total undistributed earnings (losses)—common stock and Class B common stock—basic	$(5,378)	$(18,737)	$3,326

Common stock undistributed earnings (losses)	$(4,502)	$(15,573)	$2,653
Class B common stock undistributed earnings (losses)—diluted	(876)	(3,164)	673

Total undistributed earnings (losses)—Class B common stock—diluted	$(5,378)	$(18,737)	$3,326

Denominator for basic and diluted EPS:
Denominator for basic EPS:
Common stock weighted average shares	14,315	13,822	10,872
Class B common stock weighted average shares, and shares under if-converted method for diluted earnings per share	3,093	3,120	3,168
Effect of dilutive securities:
Unvested restricted stock awards	—	—	33
Dilutive stock options	—	—	345

Denominator for diluted EPS adjusted weighted average shares and assumed conversions	17,408	16,942	14,418

Net income (loss) per common share—basic:
Common share	$(0.15)	$(0.96)	$0.40

Class B common share	$(0.14)	$(0.87)	$0.36

Net income (loss) per common share—diluted:
Common share	$(0.15)	$(0.96)	$0.38

Class B common share	$(0.14)	$(0.87)	$0.36

Common stock options that were anti-dilutive and not included in dilutive earnings per common share	1,852	1,701	1,155

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

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

Note B—Goodwill and Other Intangible Assets

The Company performs an annual goodwill impairment assessment using a two-step, fair-value based test. The first step compares the fair value of the reporting unit to its carrying amount. If the carrying amount of the reporting unit exceeds its fair value, the second step is performed. The second step compares the carrying amount of the goodwill to the estimated fair value of the goodwill. If the fair value of goodwill is less than the carrying amount, an impairment loss is reported. The Company determined that the following components qualified as reporting units: RF, Wireless & Power Division (RFPD), Electron Device Group (EDG), Display Systems Group (DSG), Burtek and Security Systems Division (SSD) excluding Burtek. The Company used a discounted cash flow valuation (income approach) to determine the fair value of each of the reporting units. Sales, net income, and Earnings Before Interest, Taxes, Depreciation, and Amortization (EBITDA) multiples (market approaches) were used as a check against the impairment implications derived under the income approach.

The Company performed its annual impairment test as of the third quarter of fiscal 2006. The Company did not find any indication that an impairment existed and, therefore, no impairment loss was recorded as a result of completing the annual impairment test.

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

The table below provides changes in carrying value of goodwill by reportable segment which includes RFPD, EDG, SSD, and DSG:

	Goodwill
	Reportable Segments
	RFPD	EDG	SSD	DSG	Total
Balance at May 29, 2004	$—	$876	$1,482	$3,420	$5,778
Additions	244	—	—	26	270
Foreign currency translation	1	5	95	—	101

Balance at May 28, 2005	245	881	1,577	3,446	6,149
Additions	—	—	—	6,501	6,501
Foreign currency translation	7	12	235	164	418

Balance at June 3, 2006	$252	$893	$1,812	$10,111	$13,068

The addition to goodwill in fiscal 2006 represents the acquisition of A.C.T. Kern GmbH & Co. KG (Kern) located in Germany, effective June 1, 2005. The cash outlay for Kern was $6,550, net of cash acquired. Kern is one of the leading display technology companies in Europe with worldwide customers in manufacturing, OEM, medicine, multimedia, IT trading, system houses, and other industries.

The following table provides changes in carrying value of other intangible assets not subject to amortization:

	Other Intangible Assets Not Subject to Amortization
	Reportable Segments
	RFPD	EDG	SSD	DSG	Total
Balance at May 29, 2004	$—	$9	$248	$—	$257
Foreign currency translation	—	—	30	—	30

Balance at May 28, 2005	—	9	278	—	287
Foreign currency translation	—	—	43	—	43

Balance at June 3, 2006	$—	$9	$321	$—	$330

Intangible assets subject to amortization as well as amortization expense are as follows:

	Intangible Assets Subject to Amortization as of
	June 3, 2006	May 28, 2005
Gross amounts:
Deferred financing costs	$4,639	$2,968
Patents and trademarks	478	554

Total gross amounts	$5,117	$3,522

Accumulated amortization
Deferred financing costs	$2,559	$2,241
Patents and trademarks	475	523

Total accumulated amortization	$3,034	$2,764

Deferred financing costs increased during fiscal 2006 primarily due to the issuance of the Company’s 7 3/4% notes and the 8% notes (see Note G).

	Amortization of Intangible Assets Subject to Amortization
	June 3, 2006	May 28, 2005
Deferred financing costs	$361	$306
Patents and trademarks	1	13

Total	$362	$319

The amortization expense associated with the intangible assets subject to amortization is expected to be $454, $454, $453, $365, $305, and $50 in fiscal 2007, 2008, 2009, 2010, 2011, and 2012, respectively. The weighted average number of years of amortization expense remaining is 5.43.

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

Note C—Assets Held for Sale

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

In July 2006, the Company offered to sell a building located in Brazil for $858. The sale of the building is expected to close during the next year, however, the Company cannot give any assurance as to the actual timing or successful completion of the transaction.

Note D—Restructuring and Severance Charges

As a result of the Company’s fiscal 2005 restructuring initiative, a restructuring charge, including severance and lease termination costs of $2,152, was recorded in selling, general and administrative expenses (SG&A) in the third quarter of fiscal 2005. During the fourth quarter of fiscal 2005, the employee severance and related costs were adjusted resulting in a $183 decrease in SG&A due to the difference between estimated severance costs and the actual payouts. Severance costs of $724 and $1,108 were paid in fiscal 2006 and 2005, respectively. During fiscal 2006, the employee severance and related costs were adjusted resulting in a $123 decrease in SG&A due to the difference between estimated severance costs and actual payouts. The remaining balance payable in fiscal 2007 has been included in accrued liabilities. Terminations affected over 60 employees across various business functions, operating units, and geographic regions.

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

As of June 3, 2006, the following tables depict the amounts associated with the activity related to restructuring by reportable segments:

	Restructuring Liability May 31, 2003	For the fiscal year ended May 29, 2004			Restructuring Liability May 29, 2004
		Reserve Recorded	Payment	Adjustment to Reserve
Fiscal 2004
Employee severance and related costs:
RFPD	$343	$289	$(632)	$—	$—
EDG	81	—	(81)	—	—
SSD	121	—	(121)	—	—
DSG	38	—	(38)	—	—
Corporate	609	—	(321)	(288)	—

Total	1,192	289	(1,193)	(288)	—
Lease termination costs:
SSD	210	—	—	(210)	—

Total	$1,402	$289	$(1,193)	$(498)	$—

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

	Restructuring Liability May 29, 2004	For the fiscal year ended May 28, 2005			Restructuring Liability May 28, 2005
		Reserve Recorded	Payment	Adjustment to Reserve
Fiscal 2005
Employee severance and related costs:
RFPD	$—	$909	$(392)	$(199)	$318
EDG	—	325	(142)	—	183
SSD	—	99	(90)	16	25
DSG	—	416	(186)	—	230
Corporate	—	368	(298)	—	70

Total	—	2,117	(1,108)	(183)	826
Lease termination costs:
SSD	—	35	—	—	35

Total	$—	$2,152	$(1,108)	$(183)	$861

	Restructuring Liability May 28, 2005	For the fiscal year ended June 3, 2006			Restructuring Liability June 3, 2006
		Reserve Recorded	Payment	Adjustment to Reserve
Fiscal 2006
Employee severance and related costs:
RFPD	$318	$—	$(289)	$(29)	$—
EDG	183	—	(73)	(110)	—
SSD	25	—	(22)	(3)	—
DSG	230	—	(227)	(3)	—
Corporate	70	—	(78)	22	14

Total	826	—	(689)	(123)	14
Lease termination costs:
SSD	35	—	(35)	—	—

Total	$861	$—	$(724)	$(123)	$14

In an effort to reduce the Company’s global operating costs related to logistics, selling, general, and administrative expenses and to better align its operating and tax structure on a global basis, the Company has now begun to implement a global restructuring plan. This plan is intended to substantially reduce corporate and administrative expense, decrease the number of warehouses, and streamline the entire organization. Over the next fiscal year, the Company will be implementing a more tax-effective supply chain structure for Europe and Asia/Pacific, restructuring its Latin American operations, and reducing the total workforce which includes eliminating and restructuring layers of management.

The total restructuring and severance costs to implement the plan are estimated to be $6,000, of which $2,724 of severance costs were recorded in the fourth quarter of fiscal 2006 and the balance will be incurred in fiscal 2007 as the plan is implemented. The Company expects to realize the full impact of the cost savings from the restructuring plan in fiscal 2008.

Note E—Acquisitions

Fiscal 2006: In June 2005, the Company acquired Kern located in Germany, a leading display technology company in Europe. The cash outlay for Kern was $6,550, net of cash acquired. Kern has been integrated into DSG. In addition, on October 1, 2005, the Company acquired certain assets of Image Systems Corporation (Image Systems), a subsidiary of Communications Systems, Inc. in Hector, Minnesota, which is a specialty

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

supplier of displays, display controllers, and calibration software for the healthcare market. The initial cash outlay for Image Systems was $250. Both Kern and Image Systems have been integrated into DSG. The acquisitions were not deemed material under SFAS 141, Business Combinations, to include the pro-forma effects of the acquisitions.

Fiscal 2005: The aggregate cash outlay in 2005 for business acquisitions was $971. A $545 earn out payment was made in the first quarter of fiscal 2005 associated with the Pixelink acquisition made in fiscal 1999 as the business unit achieved certain operating performance criteria. In December 2004, the Company acquired the assets of Evergreen Trading Company, a distributor of passive components in China. The aggregate acquisition price was $426, which was paid in cash. Evergreen Trading Company has been integrated into EDG.

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

Note G—Debt Financing

Long-term debt consists of the following:

	June 3, 2006	May 28, 2005
8 1/4% convertible debentures, due June 2006	$—	$17,538
7 1/4% convertible debentures, due December 2006	—	4,753
7 3/4% convertible notes, due December 2011	44,683	44,683
8% convertible notes, due June 2011	25,000	—
Floating-rate multi-currency revolving credit agreement, due October 2009 (6.92% at June 3, 2006)	57,089	53,314
Other	36	45

Total debt	126,808	120,333
Less: current portion	(14,016)	(22,305)

Long-term debt	$112,792	$98,028

At June 3, 2006, the Company maintained $112,792 in long-term debt, primarily in the form of the issuance of two series of convertible notes and a multi-currency revolving credit agreement (credit agreement). The Company used the net proceeds from the sale of the 8% notes to repay amounts outstanding under its credit agreement. The Company redeemed all of the outstanding 8 1/4% debentures on December 23, 2005 in the amount of $17,538 and redeemed all of the outstanding 7 1/4% debentures on December 30, 2005 in the amount of $4,753 by borrowing amounts under the credit agreement to effect these redemptions. The Company maintains $14,000 of the 8% notes in current portion of long-term debt at June 3, 2006. This current classification is due to the Company entering into two separate agreements in August 2006 with certain holders of its 8% notes to purchase $14,000 of the 8% notes. As the 8% notes are subordinate to the Company’s existing credit agreement, the Company received a waiver from its lending group to permit the purchase. The purchases will be financed through additional borrowings under the Company’s credit agreement. In the first quarter of fiscal 2007, the Company will record early extinguishment expenses of approximately $2,700.

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

On November 21, 2005, the Company sold $25,000 in aggregate principal amount of 8% notes due 2011 pursuant to an indenture dated November 21, 2005. The 8% notes bear interest at a rate of 8% per annum, however the Company is paying an additional 1% as a result of failing to register the 8% notes by March 21, 2006. Interest is due on June 15 and December 15 of each year. The 8% notes are convertible at the option of the holder, at any time on or prior to maturity, into shares of the Company’s common stock at a price equal to $10.31 per share, subject to adjustment in certain circumstances. In addition, the Company may elect to automatically convert the 8% notes into shares of common stock if the trading price of the common stock exceeds 150% of the conversion price of the 8% notes for at least 20 trading days during any 30 trading day period subject to a payment of three years of interest if the Company elects to convert the 8% notes prior to December 20, 2008.

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

On February 14, 2005, the Company entered into separate exchange agreements pursuant to which a small number of holders of the Company’s existing 7 1/4% debentures and 8 1/4% debentures, agreed to exchange $22,221 in aggregate principal amount of 7 1/4% debentures and $22,462 in aggregate principal amount of 8 1/4% debentures for $44,683 in aggregate principal amount of newly-issued 7 3/4% notes due December 2011.

On February 15, 2005, the Company issued the 7 3/4% notes pursuant to an indenture dated February 14, 2005. The 7 3/4% notes bear interest at the rate of 7 3/4% per annum. Interest is due on June 15 and December 15 of each year. The 7 3/4% notes are convertible at the option of the holder, at any time on or prior to maturity, into shares of the Company’s common stock at a price equal to $18.00 per share, subject to adjustment in certain circumstances. On or after December 19, 2006, the Company may elect to automatically convert the 7 3/4% notes into shares of common stock if the trading price of the common stock exceeds 125% of the conversion price of the 7 3/4% notes for at least twenty trading days during any thirty trading day period ending within five trading days prior to the automatic conversion notice.

The indenture provides that on or after December 19, 2006, the Company has the option of redeeming the 7 3/4% notes, in whole or in part, for cash, at a redemption price equal to 100% of the principal amount of the 7 3/4% notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. However, from December 19, 2006 until December 19, 2007, the 7 3/4% notes will be redeemable only if the trading price of the Company’s common stock exceeds 125% of the conversion price of the 7 3/4% notes for at least twenty trading days during any thirty trading day period. Holders may require the Company to repurchase all or a portion of their 7 3/4% notes for cash upon a change-of-control event, as described in the indenture, at a repurchase price equal to 101% of the principal amount of the 7 3/4% notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding the repurchase date. The Company may, at its option, pay the change of control purchase price in cash, shares of its common stock (valued at 97.5% of the market price), or a combination thereof. The 7 3/4% notes are unsecured and subordinated to the Company’s existing and future senior debt. The 7 3/4% notes rank on parity with the Company’s 8% notes.

The 7 3/4% notes were issued through a private offering to qualified institutional buyers under Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder. In connection with the exchange, on February 15, 2005, the Company also entered into a resale registration rights agreement with the existing holders

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

who participated in the exchange offer. Pursuant to the resale registration rights agreement, the Company filed a registration statement for the resale of the 7 3/4% notes and the shares of common stock issuable upon conversion of the 7 3/4% notes on May 26, 2005. The Company agreed to keep the shelf registration statement effective until two years after the latest date on which it issues 7 3/4% notes in connection with the exchange, subject to certain terms and conditions.

In October 2004, the Company renewed its credit agreement with the current lending group in the amount of approximately $109,000 (the size of the credit line varies based on fluctuations in foreign currency exchange rates). The credit agreement expires in October 2009, and the outstanding balance at that time will become due. At June 3, 2006, $57,089 was outstanding on the credit agreement. The new credit agreement is principally secured by the Company’s trade receivables and inventory. The credit agreement bears interest at applicable LIBOR rates plus a margin, varying with certain financial performance criteria. At June 3, 2006, the applicable margin was 225 basis points. Outstanding letters of credit were $1,696 at June 3, 2006, leaving an unused line of $52,993 under the total credit agreement; however, this amount was reduced to $7,467 due to maximum permitted leverage ratios. The commitment fee related to the agreement is 0.25% per annum payable quarterly on the average daily unused portion of the aggregate commitment. The Company’s credit agreement consists of the following facilities as of June 3, 2006:

	Capacity	Amount Outstanding	Weighted Average Interest Rate
US Facility	$70,000	$45,700	7.21%
Canada Facility	15,418	5,136	6.00%
Sweden Facility	8,898	—	—
UK Facility	8,393	4,476	6.93%
Euro Facility	6,404	—	—
Japan Facility	2,665	1,777	1.85%

Total	$111,778	$57,089	6.92%

Note:	Due to maximum permitted leverage ratios, the amount of the unused line cannot be calculated on a facility-by-facility basis.

At March 4, 2006, the Company was not in compliance with credit agreement covenants with respect to the leverage ratio, fixed charge coverage ratio and tangible net worth covenants. On August 4, 2006, the Company received a waiver from its lending group for the defaults and executed an amendment to the credit agreement. In addition, the amendment also (i) permitted the purchase of $14,000 of the 8% notes; (ii) adjusted the minimum required fixed charge coverage ratio for the first quarter of fiscal 2007; (iii) adjusted the minimum tangible net worth requirement; (iv) permitted certain sales transactions contemplated by the Company; (v) eliminated the Company’s Sweden Facility; (vi) reduced the Company’s Canada Facility by approximately $5,400; (vii) changed the definition of “Adjusted EBITDA” for covenant purposes; and (viii) provided that the Company maintain excess availability on the borrowing base of not less than $20,000 until the Company filed its Form 10-Q for the quarter ended March 4, 2006, at which time the Company will maintain excess availability of the borrowing base of not less than $10,000.

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

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

The credit agreement and note indentures contain financial covenants which include benchmark levels for tangible net worth, borrowing base, senior funded debt to cash flow, and annual debt service coverage. At May 28, 2005, the Company was not in compliance with its credit agreement covenants with respect to the fixed charge coverage ratio. On August 24, 2005, the Company received a waiver from its lending group for the default and executed an amendment to the credit agreement. The amendment changed the maximum permitted leverage ratios and the minimum required fixed charge coverage ratios for each of the first three quarters of fiscal 2006 to provide the Company additional flexibility for these periods. The amendment also provided that the Company would maintain excess availability on the borrowing base of not less than $23,000 until June 30, 2006 if a default or event of default does not exist on or before this date. The applicable margin pricing was increased by 25 basis points. In addition, the amendment extended the Company’s requirement to refinance the remaining $22,291 aggregate principal amount of the 7 1/4% debentures and the 8 1/4% debentures from February 28, 2006 to June 10, 2006.

As more fully described in Note B to the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K/A (Amendment No. 2) for the fiscal year ended May 28, 2005, as a result of errors discovered by the Company, the consolidated financial statements for fiscal 2005, 2004, and 2003 have been amended and restated to correct these errors. As a result, the Company would not have been in compliance with its tangible net worth covenant for the third quarter of fiscal 2005 and its leverage ratio and tangible net worth covenants as of the end of fiscal 2005. On August 4, 2006, the Company received a waiver from its lending group for defaults arising from the restatement and executed an amendment to the credit agreement.

In the following table, the estimated fair values of the Company’s 7 1/4% debentures, 8 1/4% debentures, 7 3/4% notes, and 8% notes are based on quoted market prices at the end fiscal year 2006 and 2005. The fair values of the bank term loans are based on carrying value.

	June 3, 2006		May 28, 2005
	Carrying Value	Fair Value	Carrying Value	Fair Value
8 1/4% convertible debentures	$—	$—	$17,538	$17,713
7 1/4% convertible debentures	—	—	4,753	4,777
7 3/4% convertible notes	44,683	36,840	44,683	44,460
8% convertible notes	25,000	23,841	—	—
Floating-rate multi-currency revolving credit agreement	57,089	57,089	53,314	53,314
Financial instruments	—	—	—	—
Other	36	36	45	45

Total	126,808	117,806	120,333	120,309
Less: current portion	(14,016)	(13,367)	(22,305)	(22,504)

Total	$112,792	$104,439	$98,028	$97,805

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

Aggregate maturities of debt during the next five years are: $14,016 in fiscal 2007, $16 in fiscal 2008, $4 in fiscal 2009, $57,089 in fiscal 2010, $0 in fiscal 2011, and $55,683 thereafter. Cash payments for interest were $9,026, $9,131, $10,404, in fiscal 2006, 2005, and 2004, respectively.

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

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

The fair value of the interest rate swap agreement was determined periodically by obtaining quotations from the financial institution that was the counterparty to the Company’s swap arrangement. The fair value represented an estimate of the net amount that the Company would have received if the agreement was transferred to another party or cancelled as of the date of the valuation. Changes in the fair value of the interest rate swap were reported in accumulated other comprehensive income, which is an element of stockholders’ equity. These amounts were subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the floating-rate debt obligations affected earnings. During the fiscal year ended May 28, 2005, the Company had interest rate exchange agreements to convert approximately $36.4 million of floating rate debt to an average fixed rate of 8.7% that expired July 2004. Additional interest expense recorded in the Consolidated Statements of Operations related to these agreements was $102 and $1,265 in fiscal 2005 and 2004, respectively. The Company did not have any derivative instruments recorded in the consolidated balance sheet at June 3, 2006 and May 28, 2005.

Note I—Lease Obligations, Other Commitments, and Contingency

The Company leases certain warehouse and office facilities and office equipment under non-cancelable operating leases. Rent expense for fiscal 2006, 2005, and 2004 was $5,625, $5,101, and $4,035, respectively. At June 3, 2006, future lease commitments for minimum rentals, including common area maintenance charges and property taxes, are $6,263 in fiscal 2007, $3,598 in fiscal 2008, $2,567 in fiscal 2009, $1,658 in fiscal 2010, $1,192 in fiscal 2011 and $3,394 thereafter.

Note J—Income Taxes

The components of income (loss) before income taxes are:

	Fiscal Year Ended
	June 3, 2006	May 28, 2005	May 29, 2004
United States	$(9,952)	$(4,159)	$(311)
Foreign	15,528	12,742	8,228

Income before income taxes	$5,576	$8,583	$7,917

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

The provision for income taxes differs from income taxes computed at the federal statutory tax rate of 34% in fiscal 2006, 2005, and 2004 as a result of the following items:

	Fiscal Year Ended
	June 3, 2006	May 28, 2005	May 29, 2004
Federal statutory rate	34.0%	34.0%	34.0%
Effect of:
State income taxes, net of federal tax benefit	(6.2)	(1.6)	—
Export benefit	—	(2.0)	(5.6)
Foreign taxes at other rates	3.8	7.1	0.9
Tax refund from foreign tax appeal	(17.9)	—	—
Net increase in valuation allowance for deferred tax assets	129.9	194.0	—
Unrepatriated earnings	—	57.3	—
Other	3.8	(2.2)	0.8

Effective tax rate	147.4%	286.6%	30.1%

The effective income tax rates for fiscal 2006 and 2005 were 147.4% and 286.6%, respectively. The difference between the effective tax rates as compared to the U.S. federal statutory rate of 34% primarily results from the Company’s geographical distribution of taxable income or losses and valuation allowances related to net operating losses. For fiscal 2006, the tax benefit related to net operating losses was limited by the requirement for a valuation allowance of $7,242, which increased the effective income tax rate by 129.9%. For fiscal 2005, the tax benefit related to net operating losses was limited by the requirement for a valuation allowance of $16,655, which increased the effective income tax rate by 194.0%. In addition, deferred tax liabilities related to unrepatriated earnings previously considered permanently reinvested also increased the effective income tax rate in fiscal 2005 by 57.3%.

The provisions for income taxes consist of the following:

	Fiscal Year Ended
	June 3, 2006	May 28, 2005	May 29, 2004
Current:
Federal	$—	$—	$—
State	—	151	(209)
Foreign	5,701	6,743	1,226

Total current	5,701	6,894	1,017

Deferred:
Federal	1,926	16,540	(206)
State	198	1,254	147
Foreign	393	(88)	1,427

Total deferred	2,517	17,706	1,368

Income tax provision (benefit)	$8,218	$24,600	$2,385

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities at June 3, 2006 and May 28, 2005 are as follows:

	June 3, 2006	May 28, 2005
Deferred tax assets:
Intercompany profit in inventory	$238	$1,249
NOL carryforwards—foreign and domestic	12,431	13,926
Inventory valuation	13,965	12,363
Goodwill	1,531	1,918
Alternative minimum tax credit carryforward	1,189	1,189
Severance reserve	1,074	—
Other	1,954	2,045

Subtotal	32,382	32,690
Valuation allowance—foreign and domestic	(25,840)	(20,695)

Net deferred tax assets after valuation allowance	6,542	11,995

Deferred tax liabilities:
Accelerated depreciation	(3,275)	(2,822)
Unrepatriated earnings	—	(4,918)
Other	(440)	—

Subtotal	(3,715)	(7,740)

Net deferred tax assets	$2,827	$4,255

Supplemental disclosure of deferred tax asset information:
Domestic	$27,333	$26,472
Foreign	$5,049	$6,218

At June 3, 2006, domestic net operating loss carryforwards (NOL) amount to approximately $21,345. These NOLs expire between 2024 and 2026. Foreign net operating loss carryforwards total approximately $14,459 with various or indefinite expiration dates. During fiscal 2005, due to changes in the level of certainty regarding realization, a valuation allowance of approximately $15,886 was established to offset certain domestic deferred tax assets, primarily inventory valuation, and domestic net operating loss carryforwards. In addition, the Company recorded an additional valuation allowance of approximately $769 relating to deferred tax assets relating to certain foreign subsidiaries. In fiscal 2006, the Company re-evaluated the realization of certain deferred tax assets, resulting in an additional valuation allowance of $2,227. The Company believes that in order to reverse the recorded valuation allowance in any subsidiary, the Company would likely need to have positive cumulative earnings in that subsidiary for the three-year period preceding the year of the reversal. The Company also has an alternative minimum tax credit carryforward at June 3, 2006, in the amount of $1,189 that has an indefinite carryforward period.

Income taxes paid, including foreign estimated tax payments, were $6,305, $3,272, and $1,656 in fiscal 2006, 2005, and 2004, respectively.

At the end of fiscal 2004, all of the cumulative positive earnings of the Company’s foreign subsidiaries, amounting to $35.1 million, were considered permanently reinvested pursuant to APB No. 23, Accounting for Income Taxes-Special Areas. As such, U.S. taxes were not provided on these amounts. In fiscal 2005, because of a strategic decision, the Company determined that approximately $12.9 million of one of its foreign subsidiaries’ earnings could no longer be considered permanently reinvested as those earnings may be distributed in future years. Based on management’s potential future plans regarding this subsidiary, it was determined that these

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

earnings would no longer meet the specific requirements for permanent reinvestment under APB No. 23. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income tax and foreign withholding taxes. As such, the Company established a deferred tax liability of approximately $4.9 million during fiscal 2005. The Company revised its estimate of the deferred tax liability of $4.9 million at June 3, 2006 based on changes in management’s potential future plans for this subsidiary during fiscal 2006. In fiscal 2006, the Company revised its strategy and as of June 3, 2006 again and concluded that the undistributed earnings of this subsidiary were considered permanently reinvested outside the United States. The reversal of the $4.9 million deferred tax liability in fiscal 2006 resulted in an additional valuation allowance in the same amount and, therefore, did not effect the fiscal 2006 tax provision. Cumulative positive earnings of the Company’s foreign subsidiaries were still considered permanently reinvested pursuant to APB No. 23 and amounted to $64.2 million at June 3, 2006. Due to various tax attributes that are continually changing, it is not possible to determine what, if any, tax liability might exist if such earnings were to be repatriated.

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

During fiscal 2005, the Canadian taxing authority proposed an income tax assessment for fiscal 1998 through fiscal 2002. The Company appealed the income tax assessment; however, the Company paid the entire tax liability in fiscal 2005 to the Canadian taxing authority to avoid additional interest and penalties if the Company’s appeal was denied. The payment was recorded as an increase to income tax provision in fiscal 2005. In May 2006, the appeal was settled in the Company’s favor. The Company will receive a refund of approximately $1,000, which was recorded as a reduction to income tax provision during the fourth quarter of fiscal 2006.

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the Act). The Act provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. In return, the Act also provides for a two-year phase out ending December 31, 2006 of the existing extraterritorial income exclusion (ETI) for foreign sales that was viewed to be inconsistent with the international trade protocols by the European Union. The Company did not receive a tax benefit from the current ETI exclusion in fiscal 2006. When this benefit is fully phased out, it will have no impact on the rate.

Another provision of the Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends-received deduction for certain dividends from controlled foreign corporations. The calculation of the deduction is subject to a number of limitations. This provision of the Act has no material impact on the operations of the Company for fiscal 2006 and is expected to have no material impact on the operations of the Company for fiscal 2007, as the Company does not intend at this time to repatriate earnings to the U.S. from foreign countries.

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

Total common stock issued and outstanding, excluding Class B common stock at June 3, 2006, was 14,402 shares, net of treasury shares of 1,261. An additional 10,626 shares of common stock have been reserved for the potential conversion of the convertible notes and Class B common stock and for future issuance under the Employee Stock Purchase Plan and Employee and Non-Employee Director Stock Option Plan.

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

The Employee Stock Purchase Plan (ESPP) provides substantially all employees an opportunity to purchase common stock of the Company at 85% of the stock price at the beginning or the end of the year, whichever is lower. At June 3, 2006, the plan had 132 shares reserved for future issuance.

The Employees’ 2001 Incentive Compensation Plan authorizes the issuance of up to 900 shares as incentive stock options, non-qualified stock options, or stock awards. Under this plan and predecessor plans, 2,015 shares are reserved for future issuance. The Plan authorizes the granting of incentive stock options at the fair market value at the date of grant. Generally, these options become exercisable over staggered periods and expire up to ten years from the date of grant.

On June 16, 2005, the Board of Directors of the Company adopted the 2006 Stock Option Plan for Non-Employee Directors which authorizes the issuance of up to 400 shares as non-qualified stock options. Under this plan, 400 shares of common stock have been reserved for future issuances relating to stock options exercisable based on the passage of time. Each option is exercisable over a period of time from its date of grant at the market value on the grant date and expires after 10 years. This plan replaces the 1996 Stock Option Plan for Non-Employee Directors which was terminated on June 16, 2005.

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

	Fiscal Year Ended
	June 3, 2006	May 28, 2005	May 29, 2004
Risk-free interest rate	5.0%	3.8%	3.6%
Volatility	43%	47%	47%
Average expected life (years)	5.1	5.0	4.9
Annual dividend rate	$0.16	$0.16	$0.16
Weighted average fair value per option	$3.14	$3.28	$4.57
Fair value of ESPP per share	$1.06	$1.41	$1.32
Fair value of options granted during the year	$1,210	$946	$103

A summary of the share activity and weighted average exercise prices for the Company’s option plans is as follows:

	Outstanding		Exercisable
	Shares	Price	Shares	Price
At May 31, 2003	1,738	$9.29	1,111	$9.08

Granted	23	11.16
Exercised	(229)	7.19
Cancelled	(77)	10.23

At May 29, 2004	1,455	$9.58	1,045	$9.58

Granted	313	7.75
Exercised	(24)	6.96
Cancelled	(43)	4.05

At May 28, 2005	1,701	$9.46	1,240	$9.69

Granted	436	8.14
Exercised	(41)	7.22
Cancelled	(244)	8.86

At June 3, 2006	1,852	$9.26	1,230	$9.80

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

The following table summarizes information about stock options outstanding at June 3, 2006:

	Outstanding			Exercisable
Exercise Price Range	Shares	Price	Life	Shares	Price	Life
$5.38 to $7.50	549	$6.98	3.8	484	$6.97	3.6
$7.75 to $9.00	762	$8.16	7.2	245	$8.26	3.5
$11.00 to $13.81	541	$13.12	4.1	501	$13.29	3.7

Total	1,852			1,230

A summary of restricted stock award transactions was as follows:

Shares
Unvested at May 31, 2003	59

Granted	10
Vested	(31)
Cancelled	(7)

Unvested at May 29, 2004	31

Granted	18
Vested	(29)
Cancelled	(7)

Unvested at May 28, 2005	13

Granted	3
Vested	(12)
Cancelled	—

Unvested at June 3, 2006	4

Compensation effects arising from issuing stock awards were $7, $425, and $403 in fiscal 2006, 2005, and 2004, and have been charged against income and recorded as additional paid-in capital in the Consolidated Balance Sheets.

Note L—Employee Retirement Plans

The Company’s domestic employee retirement plans consist of a profit sharing plan and a stock ownership plan (ESOP). Annual contributions in cash or Company stock are made at the discretion of the Board of Directors. In addition, the profit sharing plan has a 401(k) provision whereby the Company matches 50% of employee contributions up to 4% of base pay. Charges to expense for discretionary and matching contributions to these plans were $723, $729, and $1,274 for fiscal 2006, 2005, and 2004, respectively. Such amounts included contributions in stock of $290 for 2004, based on the stock price at the date contributed. Shares are included in the calculation of earnings per share and dividends are paid to the ESOP from the date the shares are contributed. Foreign employees are covered by a variety of government mandated programs.

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

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

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

The following disclosures are made in accordance with the SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company’s strategic business units (SBUs) in fiscal 2006 are: RFPD, EDG, SSD, and DSG.

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

Accounts receivable, inventory, and goodwill are identified by SBU. Cash, net property, and other assets are not identifiable by SBU. Operating results for each SBU are summarized in the following table:

	Net Sales	Gross Profit	Direct Operating Contribution	Assets

Fiscal 2006
RFPD	$334,131	$75,834	$47,194	$116,102
EDG	94,443	30,438	19,644	42,878
SSD	108,843	27,279	7,872	36,071
DSG	95,010	24,509	9,156	37,568

Total	$632,427	$158,060	$83,866	$232,619

Fiscal 2005
RFPD	$296,334	$64,853	$34,225	$98,592
EDG	92,174	29,401	17,682	44,110
SSD	105,581	26,889	9,153	34,457
DSG	78,078	17,865	7,793	25,064

Total	$572,167	$139,008	$68,853	$202,223

Fiscal 2004
RFPD	$256,270	$58,408	$33,142	$101,731
EDG	87,856	27,642	18,137	34,126
SSD	101,979	26,045	10,501	33,257
DSG	66,452	17,105	9,228	23,358

Total	$512,557	$129,200	$71,008	$192,472

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

A reconciliation of net sales, gross profit, operating income and assets to the relevant consolidated amounts is as follows. Other assets not identified include miscellaneous receivables, manufacturing inventories, and other assets.

	Fiscal Year Ended
	June 3, 2006	May 28, 2005	May 29, 2004
Segment net sales	$632,427	$572,167	$512,557
Corporate	5,513	6,557	7,266

Net sales	$637,940	$578,724	$519,823

Segment gross profit	$158,060	$139,008	$129,200
Manufacturing variances and other costs	(2,291)	(3,014)	(2,478)

Gross profit	$155,769	$135,994	$126,722

Segment contribution	$83,866	$68,853	$71,008
Manufacturing variances and other costs	(2,291)	(3,014)	(2,478)
Regional selling expenses	(19,231)	(19,065)	(18,109)
Administrative expenses	(46,215)	(40,527)	(31,667)
Gain (loss) on disposal of assets	(3)	9,918	(579)

Operating income	$16,126	$16,165	$18,175

Segment assets	$232,619	$202,223	$192,472
Cash and cash equivalents	17,010	24,301	16,572
Other current assets	19,098	20,211	20,170
Net property	32,357	31,712	30,534
Other assets	8,215	5,493	21,287

Total assets	$309,299	$283,940	$281,035

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

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

Net sales, gross profit, operating income, and long-lived assets (net property and other assets, excluding investments, other intangible assets and non-current deferred income taxes) are presented in the table below.

	Fiscal Year Ended
	June 3, 2006	May 28, 2005	May 29, 2004
Net Sales
United States	$233,682	$227,341	$205,810
Canada	85,680	76,367	69,681

North America	319,362	303,708	275,491
Europe	140,870	123,846	116,714
Asia/Pacific	148,000	124,799	104,068
Latin America	24,336	21,366	20,065
Corporate	5,372	5,005	3,485

Total	$637,940	$578,724	$519,823

Gross Profit
United States	$60,509	$57,988	$52,782
Canada	24,117	22,274	18,981

North America	84,626	80,262	71,763
Europe	38,608	34,345	32,619
Asia/Pacific	35,533	29,691	23,304
Latin America	6,786	5,879	4,860
Corporate	(9,784)	(14,183)	(5,824)

Total	$155,769	$135,994	$126,722

Operating Income
United States	$29,285	$26,546	$25,722
Canada	11,016	10,790	8,795

North America	40,301	37,336	34,517
Europe	11,134	7,814	11,109
Asia/Pacific	20,629	17,028	12,838
Latin America	1,080	280	(156)
Corporate	(57,018)	(46,293)	(40,133)

Total	$16,126	$16,165	$18,175

Long-Lived Assets
United States	$26,208	$26,913	$26,071
Canada	2,062	776	806

North America	28,270	27,689	26,877
Europe	2,559	2,593	2,765
Asia/Pacific	1,468	1,120	593
Latin America	1,078	1,265	1,036

Total	$33,375	$32,667	$31,271

Historically, the Company has not tracked capital expenditures and depreciation by SBU as the majority of the spending relates to Corporate projects. In fiscal 2006, capital expenditures primarily related to the implementation of various modules and upgrades of PeopleSoft and facility improvements.

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

Note O—Valuation and Qualifying Accounts

The following table presents the valuation and qualifying account activity for the fiscal years ended June 3, 2006, May 28, 2005, and May 29, 2004:

Description	Balance at beginning of period	Charged to expenses		Deductions		Balance at end of period
Year ended June 3, 2006:
Allowance for doubtful accounts	$1,934	$1,326	(1)	$1,118	(2)	$2,142
Inventory overstock reserve	$28,492	$1,765	(3)	$5,000	(7)	$25,257
Deferred tax asset valuation	$20,695	$5,145		$—		$25,840
Warranty reserves	$1,439	$932		$1,535	(6)	$836

Year ended May 28, 2005:
Allowance for doubtful accounts	$2,516	$894	(1)	$1,476	(2)	$1,934
Inventory overstock reserve	$26,617	$4,225	(3)	$2,350	(7)	$28,492
Deferred tax asset valuation	$4,040	$16,655	(4)	$—		$20,695
Warranty reserves	$802	$958		$321		$1,439

Year ended May 29, 2004:
Allowance for doubtful accounts	$3,350	$(409	)(1)	$425	(2)	$2,516
Inventory overstock reserve	$34,015	$2,168	(3)	$9,566	(5)	$26,617
Deferred tax asset valuation	$1,586	$2,454		$—		$4,040
Warranty reserves	$672	$459		$329		$802

(1)	Charges to bad debt expense.
(2)	Uncollectible amounts written off, net of recoveries and foreign currency translation.
(3)	Charges to cost of sales.
(4)	Tax provisions recorded to increase the valuation allowance related to deferred tax assets in the U.S. ($15.9 million) and outside the U.S. ($0.8 million).
(5)	Inventory disposed of during the period ($3.6 million), LIFO reversal ($4.0 million), and reclassification to LCM ($2.0 million).
(6)	A change in estimate of $0.9 million was recorded during the second quarter of fiscal 2006.
(7)	Inventory disposed of during the period.

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

Note P—Selected Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2006:
Net sales	$158,145	$155,837	$152,128	$171,830
Gross profit	38,532	39,506	37,089	40,642
Net income (loss)	$1,820	$293	$(1,146)	$(3,609)
Net income (loss) per share—basic:
—Common stock	$0.11	$0.02	$(0.07)	$(0.21)
—Class B common stock	$0.10	$0.02	$(0.06)	$(0.19)

Net income (loss) per share—diluted:
—Common stock	$0.10	$0.02	$(0.07)	$(0.21)
—Class B common stock	$0.10	$0.02	$(0.06)	$(0.19)
Fiscal 2005:
Net sales	$138,447	$151,274	$141,700	$147,303
Gross profit	33,855	35,862	33,666	32,611
Net income (loss)	$904	$3,290	$(22,687)	$2,476
Net income (loss) per share—basic:
—Common stock	$0.06	$0.19	$(1.34)	$0.15
—Class B common stock	$0.05	$0.17	$(1.20)	$0.13

Net income (loss) per share—diluted:
—Common stock	$0.06	$0.19	$(1.34)	$0.14
—Class B common stock	$0.05	$0.17	$(1.20)	$0.13

(1)	In the third quarter of fiscal 2005, the Company recorded a $2.2 million restructuring charge to selling, general and administrative expenses as the Company terminated over 60 employees. In addition, the Company recorded incremental tax provisions of $16.7 million in fiscal 2005 to increase the valuation allowance related to the Company’s deferred tax assets in the U.S. ($15.9 million) and outside the U.S. ($0.8 million).
(2)	In the fourth quarter of fiscal 2006, the Company recorded severance costs of $2.7 million to selling, general and administrative expenses for certain employees whose termination costs became probable and estimable. In the fourth quarter, the Company re-evaluated the realization of certain deferred tax assets, resulting in an additional valuation allowance of $2.2 million.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Richardson Electronics, Ltd.;

We have audited the accompanying consolidated balance sheet of Richardson Electronics, Ltd. as of June 3, 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Richardson Electronics, Ltd. at June 3, 2006, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Richardson Electronics, Ltd.’s internal control over financial reporting as of June 3, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 22, 2006, expressed an unqualified opinion on management’s assessment of internal control over financial reporting and an adverse opinion on the effectiveness of internal control over financial reporting.

Ernst & Young LLP

Chicago, Illinois

August 22, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Richardson Electronics, Ltd.:

We have audited the accompanying consolidated balance sheets of Richardson Electronics, Ltd. and subsidiaries as of May 28, 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the two-year period ended May 28, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Richardson Electronics, Ltd. and subsidiaries as of May 28, 2005, and the results of their operations and their cash flows for each of the years in the two-year period ended May 28, 2005, in conformity with U.S. generally accepted accounting principles.

/s/    KPMG LLP

Chicago, Illinois

August 26, 2005, except for the Stock-Based

Compensation and Earnings Per Share

sections of Note A to the consolidated financial

statements, as to which the date is

February 1, 2006, and Note G and the geographic and long-lived asset information included in Note M to the consolidated financial statements,

as to which the date is August 30, 2006.

Item 9A. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 3, 2006. Disclosure controls and procedures are intended to provide reasonable assurance that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of June 3, 2006 due to the material weakness described below (Item 9A(b)).

(b)	Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness of future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency in internal control over financial reporting that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Under the supervision of the Chief Executive Officer and Chief Financial Officer, management conducted an assessment of the effectiveness of our internal control over financial reporting as of June 3, 2006 based on the framework in the Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that assessment, management has identified the following material weakness in the Company’s internal control over financial reporting as of June 3, 2006:

The Company did not effectively perform an evaluation of the reasonableness of assumptions with respect to the realizability of certain deferred tax assets. The Company did not have appropriate controls in place to determine that valuation allowances provided for deferred tax assets were calculated in accordance with income tax accounting standards. This control deficiency resulted in material errors in the deferred tax asset valuation allowances which required adjustment to the Company’s financial statements for fiscal 2006 and the third quarter of 2006 and restatement of the Company’s financial statements for fiscal 2005, for the third quarter of 2005 and for the first and second quarters of fiscal 2006.

As a result of this material weakness management has concluded that the Company did not maintain effective internal control over financial reporting.

Management’s assessment of the effectiveness of our internal control over financial reporting as of June 3, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein (Item 9A(d)).

(c)	Changes in Internal Control over Financial Reporting

Remediation of Certain Prior Year Material Weaknesses

In Item 9A of the Company’s Annual Report on Form 10-K/A for the fiscal year ended May 28, 2005, management reported four material weaknesses, one of which, inadequate controls associated with the accounting for income taxes, was not fully remediated as of June 3, 2006, as described in Item 9A(b) above with respect to evaluation of realizability of deferred tax assets.

The following is a description of the other three material weaknesses as of May 28, 2005 and the related activities completed by the Company to remediate these material weaknesses during fiscal 2006:

1.	Deficiencies in the Company’s control environment. As of May 28, 2005, the Company did not maintain effective company-level controls as defined in COSO.

The following control improvements were implemented in an effort to remediate the control deficiencies that contributed to the material weakness related to the Company’s control environment:

•	The Company has hired highly qualified individuals in key financial management positions during 2006, most of whom are certified public accountants;

•	The Company has implemented a program to provide training for accounting personnel in the Company’s foreign subsidiaries, which has been implemented by the Company’s European and Asia/Pacific subsidiaries;

•	The Company has performed a comprehensive segregation of duties review during fiscal 2006 and has continued to remediate conflicting duties. In addition, the Company has identified and implemented compensating controls for conflicting duties to mitigate this control risk; and

•	The Company has developed a policy related to controls over end-user computing which addresses the security of critical spreadsheets and the reliability and integrity of data within the critical spreadsheets.

As a result of these control improvements, management believes that the material weakness in internal control over the Company’s control environment as of May 28, 2005 has been remediated as of June 3, 2006.

2.	Inadequate financial statement preparation and review procedures. As of May 28, 2005, the Company did not maintain adequate policies and procedures, or employ sufficiently experienced personnel, to ensure that accurate and reliable interim and annual consolidated financial statements were prepared and reviewed on a timely basis.

The following control improvements were implemented in an effort to remediate the control deficiencies that contributed to the material weakness related to the Company’s financial statement preparation and review procedures.

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

As a result of these control improvements, management believes that the material weakness in internal control over financial statement preparation and review procedures as of May 28, 2005 has been remediated as of June 3, 2006.

3.	Deficiency related to the application of accounting literature. As of May 28, 2005, the Company did not maintain adequate policies and procedures, or employ sufficiently experienced personnel, to ensure appropriate application of Financial Accounting Standards Board Statement (SFAS) No. 52, Foreign Currency Translation.

The following control improvements were implemented in an effort to remediate the control deficiencies that contributed to the material weakness related to the Company’s application of accounting literature.

•	The Company has developed a foreign currency translation policy and provided training to the appropriate accountants who have implemented this policy; and

•	The Company has developed an improved procedure to reconcile and review foreign currency translation adjustments.

As a result of these control improvements, management believes that the material weakness in internal control over the application of accounting literature as of May 28, 2005 has been remediated as of June 3, 2006.

4.	Inadequate controls associated with the accounting for income taxes. As of May 28, 2005, the Company did not employ personnel with the appropriate level of skill and experience to prepare, document, and review its accounting for income taxes.

The following control improvements were implemented in an effort to remediate the control deficiencies that contributed to the material weakness related to the Company’s accounting for income taxes:

•	In June 2005, the Company hired a Director of Tax to increase its focus on processes and procedures associated with accounting for income taxes including the preparation and review of the current and deferred tax provisions, calculation of deferred tax assets and liabilities and the related valuation allowances, evaluation of tax exposures, and oversight of the compliance function and tax planning strategies;

•	The Company has engaged outside tax professionals to provide global compliance and reporting services to ensure that the Company has appropriate resources to conduct timely reviews and evaluations of the Company’s current and deferred tax provisions, deferred tax assets and liabilities, and related complex tax issues; and

•	The tax accounting schedules are reviewed by an appropriate level of management separate from the Director of Tax.

As of June 3, 2006, management believes that the material weakness remaining is the control deficiency previously discussed in section 9A(b) related to the failure of the Company to perform an evaluation of the reasonableness of assumptions with respect to the realizability of certain deferred tax assets.

Restatements of Prior Period Financial Statements

The Company discovered accounting errors as disclosed in Notes B and M of the Notes to Consolidated Financial Statements on Form 10-K/A Amendment No. 2. All of the accounting errors relate to material weaknesses the Company reported in Item 9A of the Company’s Annual Report on Form 10-K for the fiscal year ended May 28, 2005. The error regarding the realizability of deferred tax assets was found after the 2006 fiscal year end and was considered a material weakness as of June 3, 2006 and discussed above in Item 9A(b). The errors related to certain geographic information included in Note M of the Notes to Consolidated Financial

Statements on Form 10-K/A Amendment No. 2 were also found after year end, but were not considered material misstatements of the consolidated financial statements and were not considered to be the result of a material weakness in internal controls.

The remaining errors disclosed in Note B, of the Notes to Consolidated Financial Statements on Form 10-K/A Amendment No. 2 related to the accounts of RES S.r.l. and certain other errors, which were found in connection with the implementation of the Company’s remediation plan in the third quarter of fiscal 2006, with respect to inadequate financial statement preparation and review procedures. Based on the control improvements implemented in fiscal 2006, management does not believe that these errors are an indication of a material weakness in internal control over financial statement preparation and review procedures as of June 3, 2006, since they were remediated prior to that date

Other Changes in Internal Control

Other than the control improvements discussed above, there have been no changes in the Company’s internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

However, to address the material weakness described in Item 9A(b) above, subsequent to June 3, 2006, the Company’s management has implemented appropriate procedures to evaluate the realizability of all deferred tax assets.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Richardson Electronics, Ltd.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal control over Financial Reporting (Item 9A.(b)), that Richardson Electronics, Ltd. (the Company) did not maintain effective internal control over financial reporting as of June 3, 2006, because of the effect of a material weakness related to deferred tax asset valuation allowances, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Richardson Electronics, Ltd.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment as of June 3, 2006.

The Company did not effectively perform an evaluation of the reasonableness of assumptions with respect to the realizability of deferred tax assets.

The Company did not have appropriate controls in place to determine that valuation allowances provided for deferred tax assets were calculated in accordance with income tax accounting standards. This control deficiency resulted in material errors in the deferred tax asset valuation allowances which required adjustment to the Company’s financial statements for fiscal 2006 and the third quarter of 2006 and restatement of the Company’s financial statements for fiscal 2005, for the third quarter of 2005 and for the first and second quarters of fiscal 2006.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the June 3, 2006 financial statements, and this report does not affect our report dated August 22, 2006 on those financial statements.

In our opinion, management’s assessment that Richardson Electronics, Ltd. did not maintain effective internal control over financial reporting as of June 3, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Richardson Electronics, Ltd. has not maintained effective internal control over financial reporting as of June 3, 2006, based on the COSO criteria.

Ernst & Young LLP

Chicago, Illinois

August 22, 2006

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

Pursuant to the Waiver and Second Amendment, the maximum permitted leverage ratios and the minimum required fixed charge coverage ratios were amended for each of the first three quarters of fiscal 2006 to provide the Company additional flexibility for those periods. In addition, the amendment also provided that the Company maintain excess availability on the borrowing base of not less than $23 million until June 30, 2006 if a default or event of default (each as defined in the credit agreement) exists on or before this date. In addition, the applicable margin pricing increased by 25 basis points. Finally, the amendment extended the Company’s requirement to refinance the remaining $22.3 million aggregate principal amount of the 7 1/4% convertible subordinated debentures and the 8 1/4% convertible senior subordinated debentures from February 28, 2006 to June 10, 2006.

The description of this Waiver and Second Amendment is qualified in its entirety by reference to the Waiver and Second Amendment, a copy of which is filed as Exhibit 10(ac)(1) to the Company’s Form 10-K for the fiscal year ended May 28, 2005 filed with the SEC on August 26, 2005 and incorporated by reference herein.

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

The description of this Waiver and Third Amendment is qualified in its entirety by reference to the Waiver and Third Amendment, a copy of which was filed as Exhibit 10(ac)(3) to Form 10-Q for the quarter ended September 3, 2005 filed on October 13, 2005 and incorporated by reference herein.

At March 4, 2006, the Company was not in compliance with credit agreement covenants with respect to the leverage ratio, fixed charge coverage ratio and tangible net worth covenants. On August 4, 2006, the Company received a waiver from its lending group for the default and executed an amendment to the credit agreement. In addition, the amendment also (i) permitted the purchase of $14.0 million of the 8% notes; (ii) adjusted the minimum required fixed charge coverage ratio for the first quarter of fiscal 2007; (iii) adjusted the minimum tangible net worth requirement; (iv) permitted certain sales transactions contemplated by the Company; (v) eliminated the Company’s Sweden Facility; (vi) reduced the Company’s Canada Facility by $5.4 million; (vii) changed the definition of “Adjusted EBITDA” for covenant purposes; and (viii) provided that the Company maintain excess availability on the borrowing base of not less than $20.0 million until the Company filed its Form 10-Q for the quarter ended March 4, 2006, at which time the Company will maintain excess availability of the borrowing base of not less than $10.0 million.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information concerning directors and executive officers of the registrant will be contained in the Company’s Proxy Statement to be issued in connection with its Annual Meeting of Stockholders scheduled to be held October 17, 2006 under the caption “ELECTION OF DIRECTORS”, which information is incorporated herein by reference.

Item 11. Executive Compensation

Information concerning executive compensation is contained in the Company’s Proxy Statement to be issued in connection with its Annual Meeting of Stockholders scheduled to be held October 17, 2006 under the caption “EXECUTIVE COMPENSATION”, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management is contained in the Company’s Proxy Statement to be issued in connection with its Annual Meeting of Stockholders scheduled to be held October 17, 2006 under the caption “ELECTION OF DIRECTORS—Information Relating to Directors, Nominees and Executive Officers” and “PRINCIPAL STOCKHOLDERS”, which information is incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth information as of June 3, 2006, with respect to compensation plans under which equity securities of the Company are authorized for issuance:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Per Share Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity Compensation Plans Approved by Security Holders	1,827,945		$9.21		967,040
Equity Compensation Plans Not Approved by Security Holders	23,564	(1)	$12.95	(1)	4,733	(2)

Total	1,851,509		$9.26		971,773

(1)	The Company has issued options pursuant to a contract to Arnold Allen, former President of the Company (see “Director Compensation” above).
(2)	The Company has also established The Florence Richardson Award pursuant to which annually one employee of the Company is selected by a committee of employees for outstanding achievement to receive an award of Common Stock of the Company having a market value of $5,000.

Item 13. Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions is contained in the Company’s Proxy Statement to be issued in connection with its Annual Meeting of Stockholders scheduled to be held October 17, 2006 under the caption “EXECUTIVE COMPENSATION”, which information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information concerning accountant fees and services is contained in the Company’s Proxy Statement to be issued in connection with its Annual Meeting of Stockholders scheduled to be held October 17, 2006, under the captions “AUDIT FEES, TAX FEES, AND ALL OTHER FEES”, which information is incorporated herein by reference.

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

RICHARDSON ELECTRONICS, LTD.

By:	/s/ EDWARD J. RICHARDSON	By:	/s/ DAVID J. DENEVE
	Edward J. Richardson,		David J. DeNeve
	Chairman of the Board and		Senior Vice President and
	Chief Executive Officer		Chief Financial Officer

Date: August 31, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ EDWARD J. RICHARDSON	/s/ BRUCE W. JOHNSON
Edward J. Richardson,	Bruce W. Johnson,
Chairman of the Board and	Director
Chief Executive Officer
(principal executive officer) and Director

August 31, 2006	August 31, 2006

/s/ ARNOLD R. ALLEN	/s/ JACQUES BOUYER
Arnold R. Allen,	Jacques Bouyer,
Director	Director

August 31, 2006	August 31, 2006

/s/ SCOTT HODES	/s/ AD KETELAARS
Scott Hodes,	Ad Ketelaars,
Director	Director

August 31, 2006	August 31, 2006

/s/ JOHN PETERSON	/s/ HAROLD L. PURKEY
John Peterson,	Harold L. Purkey,
Director	Director

August 31, 2006	August 31, 2006

/s/ SAMUEL RUBINOVITZ
Samuel Rubinovitz,
Director

August 31, 2006

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Exhibit Index

(c)	EXHIBITS

3(a)	Restated Certificate of Incorporation of the Company, as amended, incorporated by reference to Appendix B to the Proxy Statement / Prospectus dated November 13, 1986, incorporated by reference to the Company’s Registration Statement on Form S-4, Commission File No. 33-8696.

3(b)	By-laws of the Company, as amended and restated, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated July 20, 2006, Commission File No. 000-12906.

4(a)	Indenture dated February 14, 2005 between the Company and J.P. Morgan Trust Company, as trustee, for 7 3/4% Convertible Senior Subordinated Debentures due December 15, 2011 (including form of 7 3/4% Convertible Senior Subordinated Debentures due December 15, 2011), incorporated by reference to Exhibit 10 of the Company’s Current Report on Form 8-K dated February 15, 2005, Commission File No. 000-12906.

4(b)	Specimen forms of Common Stock and Class B Common Stock certificates of the Company incorporated by reference to Exhibit 4(a) to the Company’s Registration Statement on Form S-1, Commission File No. 33-10834.

4(c)	Indenture dated December 15, 1986 between the Company and Continental Illinois National Bank and Trust Company of Chicago, as Trustee, for 7 1/4% Convertible Subordinated Debentures due December 15, 2006 (including form of 7 1/4% Convertible Subordinated Debentures due December 15, 2006), incorporated by reference to Exhibit 4(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1987, Commission File No. 000-12906.

4(c)(1)	First Amendment to Indenture between the Company and First Trust National Association, as successor trustee to Continental Illinois National Bank and Trust Company of Chicago dated February 18, 1997, incorporated by reference to Exhibit 4(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, Commission File No. 000-12906.

4(d)	Indenture dated December 16, 1996 between the Company and American National Bank and Trust Company, as Trustee, for 8 1/4% Convertible Senior Subordinated Debentures due June 15, 2006 (including form of 8 1/4% Convertible Senior Subordinated Debentures due June 15, 2006), incorporated by reference to Exhibit 10 of the Company’s Schedule 13E-4 dated December 18, 1996, Commission File No. 005-36031.

4(e)	Indenture dated November 21, 2005 between the Company and Law Debenture Trust Company of New York, as Trustee, and J.P. Morgan Trust Company, National Association, as Registrar, Paying Agent and Conversion Agent, for 8% Convertible Senior Subordinated Notes due June 15, 2011 (including form of 8% Convertible Senior Subordinated Notes due June 15, 2011), incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated November 22, 2005, Commission File No. 000-12906.

10(a)	The Corporate Plan for Retirement The Profit Sharing / 401(k) Plan Fidelity Basic Plan Document No. 07 effective June 1, 1996, incorporated by reference to Exhibit 10(d) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1996, Commission File No. 000-12906.*

10(a)(1)	Amendment to the Company’s Employees’ Profit Sharing Plan and Trust Agreement, incorporated by reference to Exhibit 10(a)(1) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2003, filed with the SEC August 29, 2003, Commission File No. 000-12906.*

10(b)	The Company’s Amended and Restated Employees’ Incentive Stock Option Plan effective April 8, 1987, incorporated by reference to Exhibit 10(m) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1987, Commission File No. 000-12906.*

10(b)(1)	First Amendment to the Company’s Amended and Restated Employees’ Incentive Stock Option Plan effective April 11, 1989, incorporated by reference to Exhibit 10(l)(1) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1989, Commission File No. 000-12906.*

10(b)(2)	Second Amendment to the Company’s Amended and Restated Employees Incentive Stock Option Plan dated July 30, 1991, incorporated by reference to Exhibit 10(l)(2) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1991, Commission File No. 000-12906.*

10(b)(3)	Third Amendment to the Company’s Amended and Restated Incentive Stock Option Plan dated August 15, 1996, incorporated by reference to Exhibit 10(e)(3) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1996, Commission File No. 000-12906.*

10(c)	The Company’s Employees 1996 Stock Purchase Plan, incorporated by reference to Exhibit A of the Company’s Proxy Statement dated September 3, 1996 for its Annual Meeting of Stockholders held on October 1, 1996, Commission File No. 000-12906.*

10(d)	Employees Stock Ownership Plan, effective as of June 1, 1987, restated effective as of June 1, 1989, as amended July 14, 1994, incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1994, Commission File No. 000-12906.*

10(d)(1)	First Amendment to Employees Stock Ownership Plan dated July 12, 1995, incorporated by reference to Exhibit 10(g)(1) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1995, Commission File No. 000-12906.*

10(d)(2)	Second Amendment to Employees Stock Ownership Plan, dated April 10, 1996, incorporated by reference to Exhibit 10(h)(2) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1996, Commission File No. 000-12906.*

10(d)(3)	Third Amendment to Employees Stock Ownership Plan, effective June 1, 1989, as amended and restated July 14, 1994, dated April 9, 1997 incorporated by reference to Exhibit 10(g)(3) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1998, Commission File No. 000-12906.*

10(d)(4)	Fourth Amendment to Employees Stock Ownership Plan, dated October 12, 2004, incorporated by reference to Exhibit B to the Company’s Proxy Statement dated September 10, 2004, for its Annual Meeting of Stockholders held October 12, 2004, Commission File No. 000-12906.*

10(d)(5)	Fifth Amendment to Employees Stock Ownership Plan, dated April 5, 2005, incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1, Commission File No. 333-125254, filed with the SEC on May 26, 2005.*

10(d)(6)	Sixth Amendment to Employees Stock Ownership Plan, dated October 1, 2005.*

10(e)(1)	Employees 1999 Stock Purchase Plan, incorporated by reference to Exhibit 10(h) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1999, Commission File No. 000-12906.*

10(e)(2)	Amendment to the Company’s Employees 1999 Stock Purchase Plan, incorporated by reference to Exhibit B to the Company’s Proxy Statement dated September 4, 2001, for its Annual Meeting of Stockholders held October 16, 2001, Commission File No. 000-12906.*

10(f)	The Company’s Stock Option Plan for Non-Employee Directors, effective August 1, 1989, incorporated by reference to Exhibit A to the Company’s Proxy Statement dated August 30, 1989 for its Annual Meeting of Stockholders held on October 18, 1989, Commission File No. 000-12906.*

10(g)	The Company’s 1996 Stock Option Plan for Non-Employee Directors, incorporated by reference to Exhibit C of the Company’s Proxy Statement dated September 3, 1996 for its Annual Meeting of Stockholders held on October 1, 1996, Commission File No. 000-12906.*

10(h)	The Company’s Employees’ Incentive Compensation Plan effective July 24, 1990, incorporated by reference to Exhibit A to the Company’s Proxy Statement dated August 31, 1990 for its Annual Meeting of Stockholders held on October 9, 1990, Commission File No. 000-12906.*

10(h)(1)	First Amendment to Employees Incentive Compensation Plan dated July 30, 1991, incorporated by reference to Exhibit 10(p)(1) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1991, Commission File No. 000-12906.*

10(h)(2)	Second Amendment to Employees Incentive Compensation Plan dated August 15, 1996, incorporated by reference to Exhibit 10(k)(2) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1996, Commission File No. 000-12906.*

10(i)	The Company’s Employees’ 1994 Incentive Compensation Plan, incorporated by reference to Exhibit A to the Company’s Proxy Statement dated August 31, 1994 for its Annual Meeting of Stockholders held on October 11, 1994, Commission File No. 000-12906.*

10(i)(1)	First Amendment to the Company’s Employees’ 1994 Incentive Compensation Plan dated August 15, 1996, incorporated by reference to Exhibit 10(l)(1) the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1996, Commission File No. 000-12906.*

10(j)	The Company’s Employees 1996 Incentive Compensation Plan, incorporated by reference to Exhibit B of the Company’s Proxy Statement dated September 3, 1996 for its Annual Meeting of Stockholders held on October 1, 1996, Commission File No. 000-12906.*

10(k)	The Company’s Employees 1998 Incentive Compensation Plan, incorporated by reference to Exhibit A of the Company’s Proxy Statement dated September 3, 1998 for its Annual Meeting of Stockholders held on October 6, 1998, Commission File No. 000-12906.*

10(l)	Letter dated April 1, 1993 between the Company and Arnold R. Allen regarding Mr. Allen’s engagement as consultant by the Company, incorporated by reference to Exhibit 10(i)(2) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1993, Commission File No. 000-12906.*

10(m)	Employment, Nondisclosure and Non-Compete Agreement dated June 1, 1998 between the Company and Flint Cooper, incorporated by reference to Exhibit 10(p) to the Company’s Annual Report on Form 10-K for the fiscal year ended on May 31, 1998, Commission File No. 000-12906.*

10(n)	Employment, Nondisclosure and Non-Compete Agreement dated June 6, 2000 between the Company and Robert Prince, incorporated by reference to Exhibit 10(n) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2003, filed with the SEC August 29, 2003, Commission File No. 000-12906.*

10(o)	Employment and Bonus Agreement dated November 7, 1996 between the Company and Bruce W. Johnson, incorporated by reference to Item 9(4)(c) of the Company’s Schedule 13 E-4 dated December 18, 1996, Commission File No. 005-36031.*

10(p)	Employment Agreement dated May 10, 1993, as amended March 23, 1998, between Richardson Electronics Italy s.r.l. and Pierluigi Calderone, incorporated by reference to Exhibit 10(d) of the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1998, Commission File No. 000-12906.*

10(q)	Employment, Nondisclosure and Non-Compete Agreement dated September 26, 1999 between the Company and Murray Kennedy, incorporated by reference to Exhibit 10(w) of the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2000, Commission File No. 000-12906.*

10(r)	Employment, Nondisclosure and Non-Compete Agreement dated November 22, 1999 between the Company and Gregory Peloquin, incorporated by reference to Exhibit 10(x) of the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2000, Commission File No. 000-12906.*

10(s)	Employment, Nondisclosure and Non-Compete Agreement dated May 31, 2002 between the Company and Dario Sacomani, incorporated by reference to Exhibit 10(gg) of the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2002, Commission File No. 000-12906.*

10(t)	Distributor Agreement, executed August 8, 1991, between the Company and Varian Associates, Inc., incorporated by reference to Exhibit 10(d) of the Company’s Current Report on Form 8-K for September 30, 1991, Commission File No. 000-12906.

10(t)(1)	Amendment dated September 30, 1991 between the Company and Varian Associates, Inc., incorporated by reference to Exhibit 10(e) of the Company’s Current Report on Form 8-K for September 30, 1991, Commission File No. 000-12906.

10(t)(2)	First Amendment to Distributor Agreement between Varian Associates, Inc. and the Company dated April 10, 1992, incorporated by reference to Exhibit 10(v)(5) of the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1992, Commission File No. 000-12906.

10(t)(3)	Consent to Assignment and Assignment dated August 4, 1995 between the Company and Varian Associates, Inc., incorporated by reference to Exhibit 10(s)(4) of the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1995, Commission File No. 000-12906.

10(u)	Trademark License Agreement dated May 1, 1991 between North American Philips Corporation and the Company, incorporated by reference to Exhibit 10(w)(3) of the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1991, Commission File No. 000-12906.

10(v)	Agreement among Richardson Electronics, Ltd., Richardson Electronique S.A., Covelec S.A. (now known as Covimag S.A.), and Messrs. Denis Dumont and Patrick Pertzborn, delivered February 23, 1995, translated from French, incorporated by reference to Exhibit 10(b) to the Company’s Current Report on Form 8-K dated February 23, 1995, Commission File No. 000-12906.

10(w)	Form of Additional Option Agreement issued under Company’s 1996 Stock Option Plan for Non-Employee Directors, incorporated by reference to Exhibit 10(g)(1) to the Company’s Report on Form 10-Q/A dated May 18, 2005, Commission File No. 000-12906.*

10(x)	Form of Incentive Stock Option issued under Company’s Employees 1998 Incentive Compensation Plan, incorporated by reference to Exhibit 10(k)(1) to the Company’s Report on Form 10-Q/A dated May 18, 2005, Commission File No. 000-12906.*

10(y)	Form of Restricted Stock Award issued under Company’s Employees 1998 Incentive Compensation Plan, incorporated by reference to Exhibit 10(k)(2) to the Company’s Report on Form 10-Q/A dated May 18, 2005, Commission File No. 000-12906.*

10(z)	Amended and Restated Revolving Credit Agreement, dated October 29, 2004, by and among the Company, Burtek Systems, Inc., Richardson Electronics Canada, Ltd., Richardson Electronics Limited, RESA, SNC, Richardson Electronique SNC, Richardson Electronics Iberica, S.A., Richardson Electronics GmbH, Richardson Electronics Benelux B.V., Richardson Sweden Holding AB, Richardson Electronics KK, Bank One, NA, London Branch, Bank One, NA, Canada Branch, Bank One, NA, Tokyo Branch and Bank One, NA, incorporated by reference to Exhibit A to the Company’s Current Report on Form 8-K dated November 1, 2004, Commission File No. 000-12906.

10(z)(1)	Consent and First Amendment to Amended and Restated Revolving Credit Agreement, entered into as of December 20, 2004, by and among the Company, Burtek Systems, Inc., Richardson Electronics Canada, Ltd., Richardson Electronics Limited, RESA, SNC, Richardson Electronique SNC, Richardson Electronics Iberica, S.A., Richardson Electronics GmbH, Richardson Electronics Benelux B.V., Richardson Sweden Holding AB, Richardson Electronics KK, JP Morgan Bank, N.A., London Branch, JPMorgan Chase Bank, N.A., Canada Branch, JPMorgan Chase Bank, N.A., Tokyo Branch, JPMorgan Chase Bank, N.A., incorporated by reference to Exhibit 10(ac)(1) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 28, 2005, Commission File No. 000-12906.

10(z)(2)	Waiver and Second Amendment to Amended and Restated Revolving Credit Agreement, dated August 24, 2005, by and among the Company, Burtek Systems, Inc., Richardson Electronics Canada, Ltd., Richardson Electronics Limited, RESA, SNC, Richardson Electronique SNC, Richardson Electronics Iberica, S.A., Richardson Electronics GmbH, Richardson Electronics Benelux B.V., Richardson Sweden Holding AB, Richardson Electronics KK, JP Morgan Bank, N.A., London Branch, JPMorgan Chase Bank, N.A., Canada Branch, JPMorgan Chase Bank, N.A., Tokyo Branch, JPMorgan Chase Bank, N.A., incorporated by reference to Exhibit 10(ac)(2) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 28, 2005, Commission File No. 000-12906.

10(z)(3)	Waiver and Third Amendment to Amended and Restated Revolving Credit Agreement, dated October 12, 2005, by and among the Company, Burtek Systems, Inc., Richardson Electronics Canada, Ltd., Richardson Electronics Limited, RESA, SNC, Richardson Electronique SNC, Richardson Electronics Iberica, S.A., Richardson Electronics GmbH, Richardson Electronics Benelux B.V., Richardson Sweden Holding AB, Richardson Electronics KK, JP Morgan Bank, N.A., London Branch, JPMorgan Chase Bank, N.A., Canada Branch, JPMorgan Chase Bank, N.A., Tokyo Branch, JPMorgan Chase Bank, N.A., incorporated by reference to Exhibit 10(ac)(3) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 3, 2005, Commission File No. 000-12906.

10(aa)	Employment, Nondisclosure and Non-Compete Agreement dated June 1, 2004 by and between the Company and George Solas, incorporated by reference to Exhibit 10.46 to the Company’s Registration Statement on Form S-1, Commission File No. 333-113568.*

10(ab)	Employment, Nondisclosure and Non-Compete Agreement dated June 1, 2004 by and between the Company and Wendy Diddell, incorporated by reference to Exhibit 10.47 to the Company’s Registration Statement on Form S-1, Commission File No. 333-113568.*

10(ac)	Real Estate Sale Contract dated June 8, 2004 between the Company and Shodeen Construction Company, L.L.C., incorporated by reference to Exhibit 10.48 to the Company’s Registration Statement on Form S-1, Commission File No. 333-113568.

10(ad)	First Amendment to the Real Estate Sale Contract dated April 2005 between the Company and Shodeen Construction Company, L.L.C., incorporated by reference to Exhibit 10.51 to the Company’s Registration Statement on Form S-1, Commission File No. 333-125254 filed with the SEC on May 26, 2005.

10(ae)	Form of Exchange Agreement, dated February 2005, between the Company and certain holders of outstanding debentures, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 15, 2005, Commission File No. 000-12906.

10(af)	Form of Resale Registration Rights Agreement, dated February 2005, between the Company and the holders specified therein, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated February 15, 2005, Commission File No. 000-12906.

10(ag)	Employment, Nondisclosure and Non-Compete Agreement dated June 20, 2005 by and between the Company and David J. DeNeve incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated June 22, 2005, Commission File No. 000-12906.*

10(ah)	Employment Agreement dated July 18, 2005 by and between the Company and Dario Sacomani incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated July 19, 2005, Commission File No. 000-12906.*

10(ai)	Purchase and Sale Agreement dated August 4, 2005 between the Company and TAB Construction Company, incorporated by reference to Exhibit 10(al) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 28, 2005, Commission File No. 000-12906.

10(ai)(1)	First Amendment to Purchase and Sale Agreement dated December 16, 2005 between the Company and TAB Construction Company.

10(ai)(2)	Second Amendment to Purchase and Sale Agreement dated January 31, 2006 between the Company and TAB Construction Company.

10(ai)(3)	Third Amendment to Purchase and Sale Agreement dated February 17, 2006 between the Company and TAB Construction Company.

10(ai)(4)	Fourth Amendment to Purchase and Sale Agreement dated June 7, 2006 between the Company and TAB Construction Company.

10(aj)	The Company’s 2006 Stock Option Plan for Non-Employee Directors, incorporated by reference to Exhibit A of the Company’s Proxy Statement dated September 12, 2005 for its Annual Meeting of Stockholders held on October 18, 2005.

10(ak)	Securities Purchase Agreement for the Company’s 8% Convertible Senior Subordinated Notes due 2011 dated November 21, 2005 between the Company and the buyers specified therein, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated November 22, 2005, Commission File No. 000-12906.

10(al)	Resale Registration Rights Agreement for the Company’s 8% Convertible Senior Subordinated Notes due 2011 dated November 21, 2005, between the Company and the holders listed therein, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated November 22, 2005, Commission File No. 000-12906.

10(am)	Consulting Agreement dated October 26, 2005 by and between the Company and Arthur R. Buckland, incorporated by reference to Exhibit 10.65 to the Company’s Registration Statement on Form S-1, Commission File No. 333-130219 filed with the SEC on February 7, 2006.

10(an)	Employment, Nondisclosure and Non-Compete Agreement dated June 1, 2004 by and between the Company and David J. Gilmartin, incorporated by reference to Exhibit 10(am) to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 3, 2005, Commission File No. 000-12906.*

10(ao)	Agreement between the Company and Bruce W. Johnson, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 19, 2006, Commission File No. 000-12906.*

10(ap)	Employment, Nondisclosure and Non-Compete Agreement between the Company and Arthur R. Buckland, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 1, 2006, Commission File No. 000-12906.*

10(aq)	Termination Agreement and General Release between the Company and Arthur R. Buckland, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 9, 2006, Commission File No. 000-12906.*

10(ar)	Employment and Non-Compete Agreement dated June 1, 2001 by and between the Company and Larry Blaney.*

14	Corporate Code of Conduct, as amended on January 10, 2006, incorporated by reference to Exhibit 14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 3, 2005, Commission File No. 000-12906.

21	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm—Ernst & Young LLP.

23.2	Consent of Independent Registered Public Accounting Firm—KPMG LLP.

31.1	Certification of Edward J. Richardson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of David J. DeNeve pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to the Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan or arrangement