Form 10-Q
period 2006-09-02
RICHARDSON ELECTRONICS LTD/DE
filed 2006-10-12
CIK 355948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 2, 2006

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

As of October 10, 2006, there were outstanding 14,407,602 shares of Common Stock, $0.05 par value, inclusive of 1,260,227 shares held in treasury, and 3,092,985 shares of Class B Common Stock, $0.05 par value, which are convertible into Common Stock of the registrant on a share for share basis.

		Page
Part I.	Financial Information
Item 1.	Financial Statements	2
	Condensed Consolidated Balance Sheets as of September 2, 2006 and June 3, 2006	2
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three-Month Period Ended September 2, 2006 and September 3, 2005	3
	Condensed Consolidated Statements of Cash Flows for the Three-Month Period Ended September 2, 2006 and September 3, 2005	4
	Notes to Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures	25

Part II.	Other Information
Item 1	Legal Proceedings	26
Item 1A.	Risk Factors	26
Item 6.	Exhibits	26
Signatures		27
Exhibit Index		28

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Richardson Electronics, Ltd.

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

	Unaudited September 2, 2006	June 3, 2006
Assets
Current assets:
Cash and cash equivalents	$18,202	$17,010
Receivables, less allowance of $2,120 and $2,142	116,692	115,733
Inventories	122,000	117,320
Prepaid expenses	4,666	3,739
Deferred income taxes	1,525	1,527

Total current assets	263,085	255,329

Non-current assets:
Property, plant and equipment, net	31,773	32,357
Goodwill	13,073	13,068
Other intangible assets, net	2,114	2,413
Non-current deferred income taxes	1,520	1,300
Assets held for sale	1,061	1,018
Other assets	3,802	3,814

Total non-current assets	53,343	53,970

Total assets	$316,428	$309,299

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$51,084	$52,494
Accrued liabilities	29,190	30,588
Current portion of long-term debt	14,016	14,016

Total current liabilities	94,290	97,098

Non-current liabilities:
Long-term debt, less current portion	124,128	112,792
Non-current liabilities	1,245	1,169

Total non-current liabilities	125,373	113,961

Total liabilities	219,663	211,059

Commitments and contingencies	—	—

Stockholders’ equity
Common stock, $0.05 par value; issued 15,664 shares at September 2, 2006 and 15,663 shares at June 3, 2006	783	783
Class B common stock, convertible, $0.05 par value; issued 3,093 shares at September 2, 2006 and June 3, 2006	155	155
Preferred stock, $1.00 par value, no shares issued		—
Additional paid-in-capital	118,639	119,149
Common stock in treasury, at cost, 1,260 shares at September 2, 2006 and 1,261 shares at June 3, 2006	(7,469)	(7,473)
Accumulated deficit	(20,147)	(19,048)
Accumulated other comprehensive income	4,804	4,674

Total stockholders’ equity	96,765	98,240

Total liabilities and stockholders’ equity	$316,428	$309,299

See notes to condensed consolidated financial statements.

Richardson Electronics, Ltd.

Condensed Consolidated Statements of Operations

and Comprehensive Income (Loss)

(Unaudited)(in thousands, except per share amounts)

	Three months ended
	September 2, 2006	September 3, 2005
Statements of Operations

Net sales	$165,755	$158,145
Cost of sales	124,436	119,613

Gross profit	41,319	38,532
Selling, general, and administrative expenses	35,379	32,981
Gain on disposal of assets	(19)	(140)

Operating income	5,959	5,691

Other (income) expense:
Interest expense	2,983	2,277
Investment income	(77)	(108)
Foreign exchange (gain) loss	394	(137)
Retirement of long-term debt expenses	2,540	—
Other, net	34	44

Total other expense	5,874	2,076

Income before income taxes	85	3,615
Income tax provision	1,184	1,795

Net income (loss)	$(1,099)	$1,820

Net income (loss) per share – basic:
Common stock	$(0.06)	$0.11

Common stock average shares outstanding	14,400	14,264

Class B common stock	$(0.06)	$0.10

Class B common stock average shares outstanding	3,093	3,120

Net income (loss) per share – diluted:
Common stock	$(0.06)	$0.10

Common stock average shares outstanding	14,400	17,488

Class B common stock	$(0.06)	$0.10

Class B common stock average shares outstanding	3,093	3,120

Dividends per common share	$0.040	$0.040

Dividends per Class B common share	$0.036	$0.036

Statements of Comprehensive Income (Loss)

Net income (loss)	$(1,099)	$1,820
Foreign currency translation, net of income tax effect	81	1,207
Fair value adjustments on investments, net of income tax effect	(1)	(68)

Comprehensive income (loss)	$(1,019)	$2,959

See notes to condensed consolidated financial statements.

Richardson Electronics, Ltd.

Condensed Consolidated Statements of Cash Flows

(Unaudited)(in thousands)

	Three months ended
	September 2, 2006	September 3, 2005
Operating activities:
Net income (loss)	$(1,099)	$1,820
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	1,548	1,516
Gain on disposal of assets	(19)	(140)
Retirement of long-term debt expenses	2,540	—
Deferred income taxes	(242)	23
Receivables	(796)	4,005
Inventories	(4,718)	(7,403)
Accounts payable and accrued liabilities	(4,578)	6,746
Other liabilities	81	(419)
Other	(232)	(1,348)

Net cash provided by (used in) operating activities	(7,515)	4,800

Investing activities:
Capital expenditures	(859)	(1,070)
Proceeds from sale of assets	6	241
Business acquisitions, net of cash acquired	—	(6,524)
Proceeds from sales of available-for-sale securities	118	401
Purchases of available-for-sale securities	(118)	(401)

Net cash used in investing activities	(853)	(7,353)

Financing activities:
Proceeds from borrowings	71,540	22,270
Payments on debt	(60,216)	(23,520)
Proceeds from issuance of common stock	—	86
Cash dividends	(687)	(683)
Payments on retirement of long-term debt	(700)	—
Other	(486)	(271)

Net cash provided by (used in) financing activities	9,451	(2,118)

Effect of exchange rate changes on cash and cash equivalents	109	76

Increase (decrease) in cash and cash equivalents	1,192	(4,595)
Cash and cash equivalents at beginning of period	17,010	24,301

Cash and cash equivalents at end of period	$18,202	$19,706

See notes to condensed consolidated financial statements.

RICHARDSON ELECTRONICS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except per share amounts and except where indicated)

Note A – Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Item 10 of Regulation S-K. Accordingly, they do not include all the information and notes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the results of interim periods have been made and such adjustments were of a normal and recurring nature. The results of operations and cash flows for the three-month period ended September 2, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending June 2, 2007.

Richardson Electronics, Ltd.’s (the Company) fiscal quarter ends on the Saturday nearest the end of the quarter ending month. The first quarter of fiscal 2007 contained 13 weeks, while the first quarter of fiscal 2006 contained 14 weeks.

The financial information contained in this report should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 3, 2006.

Note B – Investment in Marketable Equity Securities

The Company’s investments are primarily equity securities, all of which are classified as available-for-sale and are carried at their fair value based on the quoted market prices. Proceeds from the sale of the securities were $118 and $401 during the first quarter of fiscal 2007 and 2006, respectively, all of which were subsequently reinvested. Gross realized gains on those sales were $13 and $51 for the first quarter of fiscal 2007 and 2006, respectively. Gross realized losses on those sales were $23 and $1 for the first quarter of fiscal 2007 and 2006, respectively. Net unrealized holding losses of $1 and $68 have been included in accumulated comprehensive income for the first quarter of fiscal 2007 and 2006, respectively.

The following table is the disclosure under Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, for the investment in marketable equity securities with fair values less than cost basis:

	Marketable Security Holding Length
	Less Than 12 Months		More Than 12 Months		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 2, 2006 Common Stock	$364	$21	$292	$25	$656	$46
June 3, 2006 Common Stock	$623	$34	$158	$17	$781	$51

Note C – Assets Held for Sale

On August 4, 2005, the Company entered into a contract to sell approximately 1.5 acres of real estate and a building located in Geneva, Illinois for $3,000. The contract is subject to a number of conditions, including inspections, environmental testing, and other customary conditions. The sale of the real estate and building is expected to close during the second quarter of fiscal 2007, however, the Company cannot give any assurance as to the actual timing or successful completion of the transaction.

In July 2006, the Company offered to sell a building located in Brazil for $901. The sale of the building is expected to close during the next year, however, the Company cannot give any assurance as to the actual timing or successful completion of the transaction.

Note D – Goodwill and Other Intangible Assets

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is tested for impairment at least annually or more frequently if events or circumstances indicate that goodwill might be impaired. The Company will perform its annual goodwill impairment assessment as of the third quarter of the current fiscal year. The table below provides changes in carrying value of goodwill by reportable segment, which includes RF, Wireless & Power Division (RFPD), Electron Device Group (EDG), Burtek Systems, formerly Security Systems Division (SSD/Burtek), and Display Systems Group (DSG):

	Goodwill
	Reportable Segments
	RFPD	EDG	SSD/ Burtek	DSG	Total
Balance at June 3, 2006	$252	$893	$1,812	$10,111	$13,068
Foreign currency translation	2	1	(2)	4	5

Balance at September 2, 2006	$254	$894	$1,810	$10,115	$13,073

The following table provides changes in carrying value of other intangible assets not subject to amortization:

	Other Intangible Assets Not Subject to Amortization
	Reportable Segments
	RFPD	EDG	SSD/ Burtek	DSG	Total
Balance at June 3, 2006	$—	$9	$321	$—	$330
Foreign currency translation	—	—	—	—	—

Balance at September 2, 2006	$—	$9	$321	$—	$330

Intangible assets subject to amortization, as well as amortization expense are as follows:

	Intangible Assets Subject to Amortization
	September 2, 2006		June 3, 2006
	Gross Amounts	Accumulated Amortization	Gross Amounts	Accumulated Amortization
Deferred financing costs	$4,439	$2,658	$4,639	$2,559
Patents and trademarks	478	475	478	475

Total	$4,917	$3,133	$5,117	$3,034

Deferred financing costs decreased during the first quarter of fiscal 2007 primarily due to the write-off of previously capitalized deferred financing costs of $625 related to the Company entering into agreements with certain holders to purchase $14,000 of the Company’s 8% convertible senior subordinated notes (8% notes). This decrease was partially offset by additional deferred financing costs associated with the Company entering into the fourth amendment of the Company’s multi-currency revolving credit agreement (credit agreement).

Amortization expense for the three-month period ended September 2, 2006 and September 3, 2005 is as follows:

	Amortization Expense for First Quarter
	FY 2007	FY 2006
Deferred financing costs	$99	$45
Patents and trademarks	—	1

Total	$99	$46

The amortization expense associated with the intangible assets subject to amortization is expected to be $437, $434, $433, $356, $178, and $45 in fiscal 2007, 2008, 2009, 2010, 2011, and 2012, respectively. The weighted average number of years of amortization expense remaining is 4.38.

Note E – Restructuring and Severance Charges

As a result of the Company’s fiscal 2005 restructuring initiative (2005 Restructuring Plan), a restructuring charge, including severance and lease termination costs of $2,152, was recorded in selling, general and administrative expenses (SG&A) in the third quarter of fiscal 2005. During the fourth quarter of fiscal 2005, the employee severance and related costs were adjusted, resulting in a $183 decrease in SG&A due to the difference between estimated severance costs and the actual payouts. During fiscal 2006, the employee severance and related costs were adjusted $123 decreasing SG&A due to the difference between estimated severance costs and actual payouts. Severance costs of $724 and $1,108 were paid in fiscal 2006 and 2005. During the first quarter of fiscal 2007, severance costs of $7 were paid. The remaining balance payable during fiscal 2007 has been included in accrued liabilities. Terminations affected over 60 employees across various business functions, operating units, and geographic regions. As of September 2, 2006, the following table depicts the amounts associated with the activity related to the 2005 Restructuring Plan by reportable segment:

2005 Restructuring Plan	Restructuring Liability June 3, 2006	For the three months ended				Restructuring Liability September 2, 2006
		September 2, 2006
		Reserve Recorded		Payment	Adjustment to Reserve

Employee severance and related costs:
Corporate	$14		$—	$(7)	$—	$7

Total	$14	$		$(7)	$—	$7

The Company implemented a global restructuring plan during the first quarter of fiscal 2007 (2007 Restructuring Plan). The 2007 Restructuring Plan is intended to reduce corporate and administrative expense, decrease the number of warehouses, and streamline much of the entire organization. Over the next fiscal year, the Company plans to implement a more tax-effective supply chain structure for Asia/Pacific and Europe, restructure its Latin American operations, and reduce its total workforce, including the elimination and restructuring of layers of management.

As a result of the Company’s 2007 Restructuring Plan, a restructuring charge of $868 was recorded in SG&A and severance costs of $226 were paid during the first quarter of fiscal 2007. The remaining balance payable during fiscal 2007 has been included in accrued liabilities. The following table depicts the amounts associated with the activity related to the 2007 Restructuring Plan by reportable segment as of September 2, 2006:

	Restructuring Liability June 3, 2006	For the three months ended September 2, 2006			Restructuring Liability September 2, 2006
2007 Restructuring Plan		Reserve Recorded	Payment	Adjustment to Reserve
Employee severance and related costs:
RFPD	$—	$348	$(69)	$—	$279
EDG	—	17	(17)	—	—
SSD/Burtek	—	129	(23)	—	106
DSG	—	67	(5)	—	62
Corporate	—	307	(112)	—	195

Total	$—	$868	$(226)	$—	$642

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

Changes in the warranty reserve for the first quarter ended September 2, 2006 were as follows:

Warranty Reserve
Balance at June 3, 2006	$836
Accruals for products sold	177
Utilization	(207)
Adjustment	(177)

Balance at September 2, 2006	$629

During the second quarter of fiscal 2003, DSG provided a three-year warranty on some of its products. As the Company gained additional warranty experience during the first quarter of fiscal 2007, the Company adjusted the warranty reserve to reflect the actual warranty experience to date. As a result of lower than anticipated failure rates and lower sales volume of products with this warranty feature, an adjustment of $177 was recorded during the first quarter of fiscal 2007.

Note G – Debt

Long-term debt consists of the following:

	September 2, 2006	June 3, 2006
7 3/4% notes, due December 2011	$44,683	$44,683
8% notes, due June 2011	25,000	25,000
Multi-currency revolving credit agreement, due October 2009 (7.25% at September 2, 2006)	68,429	57,089
Other	32	36

Total debt	138,144	126,808
Less: current portion	(14,016)	(14,016)

Long-term debt	$124,128	$112,792

At September 2, 2006, the Company maintained $138,144 in long-term debt, primarily in the form of the issuance of two series of convertible notes and a credit agreement. The Company maintains $14,000 of the 8% notes in current portion of long-term debt at September 2, 2006 and June 3, 2006. This current classification is due to the Company entering into two separate agreements in August 2006 with certain holders of its 8% notes to purchase $14,000 of the 8% notes. As the 8% notes are subordinate to the Company’s existing credit agreement, the Company received a waiver from its lending group to permit the purchases. The purchases will be financed through additional borrowings under the Company’s credit agreement. In the first quarter of fiscal 2007, the Company recorded costs associated with the retirement of long-term debt of $2,540 in connection with the purchases, which includes the write-off of previously capitalized deferred financing costs of $625. On September 8, 2006, the Company purchased $6,000 of the $14,000 of the 8% notes. The Company expects to purchase the remaining $8,000 of the $14,000 of the 8% notes in December 2006.

In October 2004, the Company renewed its credit agreement with the current lending group in the amount of approximately $109,000. On August 4, 2006, the Company amended its credit agreement and decreased the facility to approximately $97,500 (the size of the credit line varies based on fluctuations in foreign currency exchange rates). The credit agreement expires in October 2009, and the outstanding balance at that time will become due. The portion of the credit line available for the Company to borrow is limited by the amount of collateral and certain covenants in the credit agreement. The credit agreement is principally secured by the Company’s trade receivables and inventory. The credit agreement bears interest at applicable LIBOR rates plus a margin, varying with certain financial performance criteria. At September 2, 2006, the applicable margin was 2.25%, $68,429 was outstanding under the credit agreement, outstanding letters of credit were $2,020, the unused line was $27,050, and the available credit line was limited to $1,237 due to covenants related to maximum permitted leverage ratios. The commitment fee related to the credit agreement is 0.25% per annum payable quarterly on the average daily unused portion of the aggregate commitment. The Company’s credit agreement consists of the following facilities as of September 2, 2006:

	Capacity	Amount Outstanding	Interest Rate
U.S. Facility	$70,000	$50,200	7.68%
Canada Facility	9,965	4,224	6.00%
UK Facility	8,571	8,457	7.16%
Euro Facility	6,407	3,844	5.36%
Japan Facility	2,556	1,704	2.38%

Total	$97,499	$68,429	7.25%

Note: Due to maximum permitted leverage ratios, the amount of the unused line cannot be calculated on a facility-by-facility basis.

On August 4, 2006, the Company executed an amendment to the credit agreement. The amendment (i) permitted the purchase of $14,000 of the 8% notes; (ii) adjusted the minimum required fixed charge coverage ratio for the first quarter of fiscal 2007; (iii) adjusted the minimum tangible net worth requirement; (iv) permitted certain transactions contemplated by the Company; (v) eliminated the Company’s Sweden Facility; (vi) reduced the Company’s Canada Facility by approximately $5,400; (vii) changed the definition of “Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA)” for covenant purposes; and (viii) provided that the Company maintain excess availability on the borrowing base of not less than $10,000.

Note H – Income Taxes

The income tax provision for the first quarter of fiscal 2007 and 2006 was $1,184 and $1,795, respectively, which resulted in an effective income tax rate of 1,392.9% and 49.7%, respectively. The difference between the effective tax rates as compared to the U.S. federal statutory rate of 34% primarily results from the Company’s geographical distribution of taxable income or losses and valuation allowances related to net operating losses in the first quarter of fiscal 2007 and 2006. For the first quarter of fiscal 2007, the tax benefit related to net operating losses was limited by the requirement for a valuation allowance of $1,525.

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

According to the EITF Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share,” the Company’s Class B common stock is considered a participating security requiring the use of the two-class method for the computation of basic and diluted earnings per share. The two-class computation method for each period reflects the cash dividends paid per share for each class of stock, plus the amount of allocated undistributed earnings per share computed using the participation percentage which reflects the dividend rights of each class of stock. Basic and diluted earnings per share reflect the application of EITF Issue No. 03-6 and was computed using the two-class method. The shares of Class B common stock are considered to be participating convertible securities since the shares of Class B common stock are convertible on a share-for-share basis into shares of common stock and may participate in dividends with common stock according to a predetermined formula (90% of the amount of common stock cash dividends).

Diluted earnings per share is calculated by dividing net income, adjusted for interest savings, net of tax, on assumed conversion of convertible debentures and notes, by the actual shares outstanding and share equivalents that would arise from the exercise of stock options, certain restricted stock awards, and the assumed conversion of convertible debentures and notes when dilutive. The Company’s 7 3/4% convertible senior subordinated notes (7 3/4% notes) and 8% notes are excluded from the calculation for the first quarter of fiscal 2007, and the Company’s 8 1/4% convertible senior subordinated debentures, 7 1/4% convertible debentures, and 7 3/4% notes are excluded from the calculation for the first quarter fiscal 2006, as assumed conversion and the effect of the interest savings would be anti-dilutive. The per share amounts presented in the Condensed Consolidated Statements of Operations for the first quarter of fiscal 2007 and 2006 are based on the following amounts:

	First Quarter
	FY 2007	FY 2006
Numerator for basic and diluted EPS:
Net income (loss)	$(1,099)	$1,820
Less dividends:
Common stock	576	571
Class B common stock	111	112

Undistributed earnings (losses)	$(1,786)	$1,137

Common stock undistributed earnings (losses)	$(1,497)	$950
Class B common stock undistributed earnings (losses) – basic	(289)	187

Total undistributed earnings (losses) – common stock and Class B common stock – basic	$(1,786)	$1,137

Common stock undistributed earnings (losses)	$(1,497)	$951
Class B common stock undistributed earnings (losses) – diluted	(289)	186

Total undistributed earnings (losses) – Class B common stock – diluted	$(1,786)	$1,137

Denominator for basic and diluted EPS:
Denominator for basic EPS:
Common stock weighted average shares	14,400	14,264
Class B common stock weighted average shares, and shares under if-converted method for diluted earnings per share	3,093	3,120
Effect of dilutive securities:
Unvested restricted stock awards	—	4
Dilutive stock options	—	100

Denominator for diluted EPS adjusted weighted average shares and assumed conversions	17,493	17,488

Net income (loss) per share:
Common stock – basic	$(0.06)	$0.11

Class B common stock – basic	$(0.06)	$0.10

Common stock – diluted	$(0.06)	$0.10

Class B common stock – diluted	$(0.06)	$0.10

As of the first quarter fiscal 2007, 1,825 common stock options were anti-dilutive and were not included in the dilutive earnings per common share calculation. As of the first quarter of fiscal 2006, 1,619 common stock options were anti-dilutive and were not included in the dilutive earnings per common share calculation.

Note J – Stock-Based Compensation

Prior to fiscal 2007, the Company accounted for its stock-based compensation under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations (APB No. 25), and adopted the disclosure-only provision of SFAS No. 123, Accounting for Stock-Based Compensation. Under APB No. 25, no stock-based compensation cost was reflected in net income for grants of stock options prior to fiscal 2006 because the Company grants stock options with an exercise price equal to the market value of the stock on the date of grant. Stock-based compensation totaled approximately $183 for the first quarter of fiscal 2006.

Under APB No. 25, pro-forma expense for stock options was calculated using a graded-vesting schedule over the applicable vesting period, which generally ranges from two to four years. Upon adoption of SFAS No. 123(R), the Company records compensation expense using a graded-vesting schedule over the applicable vesting period, or to the date on which retirement eligibility is achieved, if shorter (non-substantive vesting period approach). Had the Company used the fair value based accounting method for stock compensation expense prescribed by SFAS No. 123(R), the Company’s net income and earnings per share for the first quarter of fiscal 2006 would have been reduced to the pro-forma amounts illustrated as follows (in thousands, except per share amounts):

Quarter Ended September 3, 2005
Net income – as reported	$1,820
Add: Reported stock-based compensation expense, net of taxes	1
Deduct: Fair valued based compensation expense, net of taxes	(183)

Pro-forma net income	$1,638

Earnings per share, as reported:
Common stock – basic	$0.11

Class B common stock – basic	$0.10

Common stock – diluted	$0.10

Class B common stock – diluted	$0.10

Earnings per share, pro forma:
Common stock – basic	$0.10

Class B common stock – basic	$0.09

Common stock – diluted	$0.09

Class B common stock – diluted	$0.09

Effective June 4, 2006, the Company adopted SFAS No. 123 (Revised 2004), Share-Based Payment, (SFAS No. 123(R)), which requires the measurement and recognition of compensation cost at fair value for all share-based payments, including stock options. Using the modified prospective method, stock-based compensation for the first quarter of fiscal 2007 includes compensation expense, recognized over the applicable vesting periods, for new share-based awards and for share-based awards granted prior to, but not yet vested, as of June 3, 2006. Stock-based compensation totaled approximately $176 for the first quarter of fiscal 2007.

Stock options granted to members of the Board of Directors generally vest immediately and stock options granted to employees generally vest over a period of five years and have contractual terms to exercise of ten years. Transactions during the first quarter of fiscal 2007 were as follows (in thousands, except option prices and years):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at June 3, 2006	1,851	$9.26
Granted	10	$7.06
Exercised	—	$—
Cancelled	(36)	$10.23

Options outstanding at September 2, 2006	1,825	$9.23	5.34	$1,109

Options exercisable at September 2, 2006	1,225	$9.75	3.83	$817

There were no stock options exercised during the first quarter of fiscal 2007. The total intrinsic value of options exercised during the first quarter of fiscal 2006 totaled approximately $13. The weighted average fair values of stock option grants were $3.15 and $2.94 for the first quarter of fiscal 2007 and 2006, respectively.

The fair value of stock options is estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Quarter Ended
	September 2, 2006	September 3, 2005
Expected volatility	49.46%	43.49%
Risk-free interest rate	5.00%	3.85%
Expected lives	6.5 years	5.12 years
Annual cash dividend	$0.16	$0.16

The fiscal 2007 and 2006 expected volatility assumptions are based on historical experience. The fiscal 2007 expected stock option life assumption is based on the Securities and Exchange Commission’s guidance in Staff Accounting Bulletin No. 107 and the fiscal 2006 expected stock option life assumption is based on historical experience. The risk-free interest rate is based on the yield of a treasury note with a remaining term equal to the expected life of the stock option.

Note K – Segment Information

The following disclosures are made in accordance with the SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company’s strategic business units (SBUs) in fiscal 2007 are: RF, Wireless & Power Division (RFPD), Electron Device Group (EDG), Burtek Systems (SSD/Burtek), and Display Systems Group (DSG).

RFPD serves the voice and data telecommunications market and the radio and television broadcast industry predominately for infrastructure applications, as well as the industrial power conversion market.

EDG serves a broad range of customers including the steel, automotive, textile, plastics, semiconductor manufacturing, and broadcast industries.

SSD/Burtek provides security systems and related design services which includes such products as closed circuit television, fire, burglary, access control, sound, and communication products and accessories.

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

During the first quarter of fiscal 2007, the Company changed the name of its Security Systems Division (SSD) to Burtek Systems (SSD/Burtek) to take advantage of Burtek’s positive brand recognition within the sound and security industry.

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

Accounts receivable, inventory, and goodwill are identified by SBU. Cash, net property, and other assets are not identifiable by SBU. Operating results for each SBU are summarized in the following table:

	Net Sales	Gross Profit	Direct Operating Contribution	Assets
First Quarter Fiscal 2007
RFPD	$91,332	$21,463	$13,174	$122,949
EDG	24,674	7,711	5,101	44,000
SSD/Burtek	26,318	6,967	1,901	33,026
DSG	21,829	4,965	739	37,973

Total	$164,153	$41,106	$20,915	$237,948

First Quarter Fiscal 2006
RFPD	$81,157	$18,196	$11,056	$104,325
EDG	23,838	7,732	4,712	45,002
SSD/Burtek	26,904	7,014	2,248	36,304
DSG	24,450	6,015	2,794	31,901

Total	$156,349	$38,957	$20,810	$217,532

A reconciliation of net sales, gross profit, operating income, and assets to the relevant consolidated amounts is as follows. Other currents assets not identified include miscellaneous receivables and manufacturing inventories.

	First Quarter
	FY 2007	FY 2006
Segment net sales	$164,153	$156,349
Corporate	1,602	1,796

Net sales	$165,755	$158,145

Segment gross profit	$41,106	$38,957
Manufacturing variances and other costs	213	(425)

Gross profit	$41,319	$38,532

Segment contribution	$20,915	$20,810
Manufacturing variances and other costs	213	(425)
Regional selling expenses	(3,630)	(5,388)
Administrative expenses	(11,558)	(9,446)
Gain on disposal of assets	19	140

Operating income	$5,959	$5,691

	September 2, 2006	June 3, 2006
Segment assets	$237,948	$232,619
Cash and cash equivalents	18,202	17,010
Other current assets	20,338	19,098
Net property	31,773	32,357
Non-current assets	8,167	8,215

Total assets	$316,428	$309,299

Geographic net sales information is primarily grouped by customer destination into five areas: North America, Asia/Pacific, Europe, Latin America, and Corporate. Europe includes sales to the Middle East and Africa. Net sales to Mexico are included as part of Latin America. Corporate consists of freight and sales which are not area specific.

Net sales and gross profit by geographic region are presented in the table below:

	First Quarter
	FY 2007	FY 2006
Net Sales
North America	$83,230	$82,121
Asia/Pacific	39,506	37,200
Europe	36,422	32,806
Latin America	5,578	6,000
Corporate	1,019	18

Total	$165,755	$158,145

Gross Profit
North America	$21,764	$21,489
Asia/Pacific	9,567	9,138
Europe	9,820	9,326
Latin America	1,623	1,522
Corporate	(1,455)	(2,943)

Total	$41,319	$38,532

The Company sells its products to customers in diversified industries and performs periodic credit evaluations of its customers’ financial condition. Terms are generally on open account, payable net 30 days in North America, and vary throughout Asia/Pacific, Europe, and Latin America. Estimates of credit losses are recorded in the financial statements based on periodic reviews of outstanding accounts. Actual credit losses have been consistently within management’s estimates.

Note L – Recently Issued Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 will become effective for the Company beginning in fiscal 2008. The Company is currently evaluating the impact of the adoption of FIN 48 on the financial statements.

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

Investors should consider carefully the risk factors described in the Company’s Annual Report on Form 10-K, in addition to the other information included and incorporated by reference in this Quarterly Report on Form 10-Q. All statements other than statements of historical facts included in this report are statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. The words “may,” “will,” “should,” “could,” “expect,” “plan,” “intend,” “estimate,” “anticipate,” “predict,” “believe,” “potential,” “continue,” and similar expressions and variations thereof are intended to identify forward-looking statements. Such statements appear in a number of places in this report and include statements regarding the intent, belief, or current expectations of the Company, its directors, or its officers with respect to, among other things: (i) trends affecting the Company’s financial condition or results of operations; (ii) the Company’s financing plans; (iii) the Company’s business and growth strategies, including potential acquisitions; and (iv) other plans and objectives for future operations. Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties and actual results may differ materially from those predicted in the forward-looking statements or which may be anticipated from historical results or trends.

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

The Company implemented a global restructuring plan during the first quarter of fiscal 2007 (2007 Restructuring Plan). The 2007 Restructuring Plan is intended to reduce corporate and administrative expense, decrease the number of warehouses, and streamline much of the entire organization. Over the next fiscal year, the Company plans to implement a more tax-effective supply chain structure for Asia/Pacific and Europe, restructure its Latin American operations, and reduce its total workforce, including the elimination and restructuring of layers of management.

The Company’s products include RF and microwave components, power semiconductors, electron tubes, microwave generators, data display monitors, and electronic security products and systems. These products are used to control, switch or amplify electrical power or signals, or as display, recording, or alarm devices in a variety of industrial, communication, and security applications.

The Company’s marketing, sales, product management, and purchasing functions are organized as four strategic business units (SBUs): RF, Wireless & Power Division (RFPD), Electron Device Group (EDG), Burtek Systems (SSD/Burtek), and Display Systems Group (DSG), with operations in the major economic regions of the world: North America, Asia/Pacific, Europe, and Latin America.

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

During the first quarter of fiscal 2007, the Company changed the name of its Security Systems Division (SSD) to Burtek Systems (SSD/Burtek) to take advantage of Burtek’s positive brand recognition within the sound and security industry.

Results of Operations

Net Sales and Gross Profit Analysis

During the first quarter of fiscal 2007, consolidated net sales increased 4.8% to $165,755 due to higher sales in wireless and electron device products over the first quarter of fiscal 2006. The first quarter of fiscal 2007 contained 13 weeks as compared to 14 weeks for the first quarter of fiscal 2006. Net sales by SBU and percent change are in the following table (in thousands):

Net Sales

	FY 2007	FY 2006	% Change
First Quarter
RFPD	$91,332	$81,157	12.5%
EDG	24,674	23,838	3.5%
SSD/Burtek	26,318	26,904	(2.2%)
DSG	21,829	24,450	(10.7%)
Corporate	1,602	1,796

Total	$165,755	$158,145	4.8%

Note: The fiscal 2006 data has been reclassified to conform with the fiscal 2007 presentation. The modification includes the reorganization of RFPD (formerly RFWC) and EDG (formerly IPG) in the second quarter of fiscal 2006. Corporate consists of freight, other non-specific net sales, and customer cash discounts.

Consolidated gross profit increased 7.2% to $41,319 in the first quarter of fiscal 2007 as compared with $38,532 in the same period last fiscal year due mainly to an increase in wireless sales volume. Consolidated gross margin as a percentage of net sales increased to 24.9% in the first quarter of fiscal 2007 versus 24.4% in the first quarter of fiscal year 2006. As a percentage of sales, gross margin improved in fiscal 2007 due primarily to an improved product mix in RFPD. Gross profit reflects the distribution and manufacturing product margin less manufacturing variances, customer returns, scrap and cycle count adjustments, engineering costs, inventory overstock charges, and other provisions. Gross profit on freight, general inventory obsolescence provisions, and miscellaneous costs are included under the caption “Corporate.” Gross profit by SBU and percent of SBU sales are presented in the following table (in thousands):

Gross Profit

	FY 2007	% of Net Sales	FY 2006	% of Net Sales
First Quarter
RFPD	$21,463	23.5%	$18,196	22.4%
EDG	7,711	31.3%	7,732	32.4%
SSD/Burtek	6,967	26.5%	7,014	26.1%
DSG	4,965	22.7%	6,015	24.6%
Corporate	213		(425)

Total	$41,319	24.9%	$38,532	24.4%

Note: The fiscal 2006 data has been reclassified to conform with the fiscal 2007 presentation. The modification includes the reorganization of RFPD (formerly RFWC) and EDG (formerly IPG) in the second quarter of fiscal 2006. Corporate consists of freight, other non-specific gross profit, and customer cash discounts.

Net sales and gross profit trends are analyzed for each strategic business unit in the discussion below.

RF, Wireless & Power Division

RFPD net sales increased 12.5% in the first quarter of fiscal 2007 to $91,332 as compared with $81,157 in the same period last fiscal year. The net sales growth for the first quarter of fiscal 2007 was due mainly to an increase in sales of power conversion, passive/interconnect, infrastructure, and network access products. Net sales of power conversion grew 58.6% to $6,211 in the first quarter of fiscal 2007 as compared with $3,917 in the same period last fiscal year. The power conversion business has aligned itself with the high growth strategy of RFPD as a result of the global restructuring and the change in the sales and marketing strategy of the power conversion business that occurred during fiscal 2006. In addition, power conversion has grown in Asia/Pacific due to improved net sales of induction heating and power supply applications for welding and steel manufacturing markets. Net sales of passive/interconnect products increased 17.3% in the first quarter of fiscal 2007 to $15,170 from $12,934 in the first quarter of fiscal 2006 with higher sales in North America, Europe, and Asia/Pacific. Strong sales in North America and Asia/Pacific were the main contributors to the 12.8% growth of the infrastructure product lines with sales of $24,083 in the first quarter of fiscal 2007 versus $21,355 last fiscal year. Network access product sales improved 5.9% to $32,450 from $30,630 in the same first quarter period last year due to continued strong sales to the wireless infrastructure and military/defense markets in North America, as well as the growing longer-range wireless connectivity (Wimax) and digital broadcast markets. RFPD’s gross profit increased 18.0% to $21,463 in the first quarter of 2007, from $18,196 in the prior year, due primarily to increased sales volume. RFPD’s gross margin percentage increased to 23.5% from 22.4% for the first quarter of fiscal 2007 and 2006, respectively, primarily due to an improved product mix, favorable inventory overstock experience and the continued restructuring strategy.

Electron Device Group

EDG net sales increased 3.5% in the first quarter of fiscal 2007 to $24,674 from $23,838 during the same period last fiscal year. The increase was due to growth in semiconductor fabrication equipment sales of 45.5% to $5,672 in the first quarter of fiscal 2007 as compared to $3,897 in the same period last fiscal year, mainly in North America. This increase was partially offset by a decline in tube sales of 5.9% to $16,509 during the first quarter of fiscal 2007 as compared to $17,546 last year. Gross profit for EDG during the first quarter of fiscal 2007 of $7,711 was relatively flat with gross profit of $7,732 for the same period last year. Gross margin as a percentage of net sales decreased to 31.3% from 32.4% for the first quarter of fiscal 2007 and 2006, respectively, due to a shift in product mix.

SSD/Burtek Systems

Net sales for SSD/Burtek decreased to $26,318 in the first quarter of fiscal 2007 as compared with $26,904 in the first quarter last year. The decrease was mainly due to lower sales of distribution products with net sales of $17,153, 6.0% lower than $18,246 last year. In addition, net sales of private label products decreased 4.3% to $8,116 during the first quarter of fiscal 2007 as compared with $8,483 during the same period of last fiscal year. Gross profit for SSD/Burtek during the first quarter of fiscal 2007 of $6,967 was relatively flat with gross profit of $7,014 for the same period last year. Gross margin as a percent of net sales increased to 26.5% for the first quarter of fiscal 2007, as compared with 26.1% during the same time period of last fiscal year, primarily due to improved gross margins of distribution products.

Display Systems Group

DSG net sales decreased 10.7% in the first quarter of fiscal 2007 to $21,829 as compared with $24,450 in the same period last fiscal year. The net sales decline during the first quarter of fiscal 2007 was due primarily to the decrease in the custom display and cathode ray tube (CRT) product lines. Custom display’s net sales were $9,928 in the first quarter of fiscal 2007, 15.8% lower than $11,788 in the same period of last year. DSG has a project-based business and approximately 65% of the net sales decline in the custom display product line is due to the completion of a large project with the New York Stock Exchange during the first quarter of fiscal 2006. The remaining decline is due to the timing of the closing of other smaller projects. Net sales of CRT products decreased 28.5% to $2,171 in the first quarter of fiscal 2007 as compared to $3,038 last fiscal year. DSG gross profit decreased 17.5% to $4,965 during the first quarter of fiscal 2007, from $6,015 for the same time period last year. The gross margin percentage decreased to 22.7% from 24.6% during the first quarter of fiscal 2007 and 2006, respectively. The gross margin decrease was due mainly to decreased sales of the higher margin custom display and CRT product lines.

Sales by Geographic Area

On a geographic basis, the Company categorizes its sales by destination: North America, Asia/Pacific, Europe, Latin America, and Corporate. Net sales and gross margin, as a percent of net sales, by geographic area are as follows (in thousands):

Net Sales

	FY 2007	FY 2006	% Change
First Quarter
North America	$83,230	$82,121	1.4%
Asia/Pacific	39,506	37,200	6.2%
Europe	36,422	32,806	11.0%
Latin America	5,578	6,000	(7.0)%
Corporate	1,019	18

Total	$165,755	$158,145	4.8%

Note: Europe includes net sales to the Middle East and Africa. Latin America includes net sales to Mexico. Corporate consists of freight and other non-specific net sales.

Gross profit by geographic area and percent of geographic sales are presented in the following table (in thousands):

Gross Profit

	FY 2007	% of Net Sales	FY 2006	% of Net Sales
First Quarter
North America	$21,764	26.1%	$21,489	26.2%
Asia/Pacific	9,567	24.2%	9,138	24.6%
Europe	9,820	27.0%	9,326	28.4%
Latin America	1,623	29.1%	1,522	25.4%
Corporate	(1,455)		(2,943)

Total	$41,319	24.9%	$38,532	24.4%

Note: Europe includes gross profit to the Middle East and Africa. Latin America includes gross profit to Mexico. Corporate consists of freight and other non-specific gross profit.

Net sales in North America increased 1.4% in the first quarter of fiscal 2007 to $83,230 as compared with $82,121 in the same period of fiscal 2006. The net sales increase in the first quarter of fiscal 2007 was mainly due to an increase in demand in wireless products partially offset by a decrease in net sales of display systems products. Gross margin remained relatively flat at 26.1% in the first quarter of fiscal 2007 as compared with 26.2% in fiscal 2006.

Net sales in Asia/Pacific increased 6.2% to $39,506 in the first quarter of fiscal 2007 versus $37,200 in the same period last fiscal year, led by strong demand for power conversion and wireless infrastructure products. Net sales in Japan and China increased 24.9% and 14.9% to $6,519 and $12,667 in the first quarter of fiscal 2007, respectively. Gross margin decreased slightly to 24.2% due to an increase in sales of lower margin wireless products.

Net sales in Europe grew 11.0% in the first quarter of fiscal 2007 to $36,422 from $32,806 in the same period a year ago due to increased demand in wireless and EDG products, partially offset by decreases in security systems and display system products. Net sales in Germany increased 29.5% to $10,016 in the first quarter of fiscal 2007 with higher net sales of network access products. In addition, net sales in Israel improved 18.7% to $3,153 with growth in wireless products. Gross margin in Europe decreased to 27.0% from 28.4% during the first quarter of fiscal 2007 and 2006, respectively, primarily due to an increase in sales of lower margin wireless products.

Net sales in Latin America decreased 7.0% to $5,578 in the first quarter of fiscal 2007 as compared with $6,000 in the first quarter of fiscal 2006. The decline was mainly driven by a decrease in sales of security systems products, partially offset by an increase in wireless products. Gross margin in Latin America increased to 29.1% in the first quarter of fiscal 2007, versus 25.4% in the year ago period due primarily to sales of higher margin wireless and EDG products.

Selling, General and Administrative Expenses

SG&A increased 7.3% to $35,379 in the first quarter of fiscal 2007 as compared with $32,981 in the same period last fiscal year. The increase in expenses for the first quarter of fiscal 2007 as compared with the first quarter of fiscal 2006 was primarily due to severance expense related to the 2007 Restructuring Plan of $868, restatement related expenses of $570, and additional stock compensation expense of $174 related to the adoption of SFAS No. 123(R). For the first quarter of fiscal 2007, total SG&A increased to 21.3% of net sales, compared with 20.9% in last fiscal year’s first quarter.

Other (Income) Expense

In the first quarter of fiscal 2007, other (income) expense increased to an expense of $5,874 from an expense of $2,076 during the first quarter of fiscal 2006. Other (income) expense included costs associated with the retirement of long-term debt of $2,540 in the first quarter of fiscal 2007 due to the Company entering into two separate agreements in August 2006 with certain holders of the Company’s 8% convertible senior subordinated notes (8% notes) to purchase $14,000 of the 8% notes. Other (income) expense also included a foreign exchange loss of $394 during the first quarter of fiscal 2007 as compared with a foreign exchange gain of $137 during the same period last fiscal year. Interest expense increased to $2,983 for the first quarter of fiscal 2006 as compared with $2,277 during the same period of last fiscal year due to higher average balances on the Company’s multi-currency revolving credit agreement (credit agreement) and an increase in interest rates. The Company’s weighted average interest rates increased to 7.5% in the first quarter of fiscal 2007 as compared to 6.5% in the prior year.

Income Tax Provision

The income tax provision for the first quarter of fiscal 2007 and 2006 was $1,184 and $1,795, respectively, which resulted in an effective income tax rate of 1,392.9% and 49.7%, respectively. The difference between the effective tax rates as compared to the U.S. federal statutory rate of 34% primarily results from the Company’s geographical distribution of taxable income or losses and valuation allowances related to net operating losses in the first quarter of fiscal 2007 and 2006. For the first quarter of fiscal 2007, the tax benefit related to net operating losses was limited by the requirement for a valuation allowance of $1,525.

Net Income (Loss) and Per Share Data

Net loss for the first quarter of fiscal 2007 was $1,099, or $0.06 per diluted common share and $0.06 per Class B diluted common share as compared with net income of $1,820 for the first quarter of fiscal 2006, or $0.10 per diluted common share and $0.10 per Class B diluted common share.

Liquidity and Capital Resources

The Company has financed its growth and cash needs largely through income from operations, borrowings under the revolving credit facilities, an equity offering, issuance of convertible senior subordinated notes, and sale of assets. Liquidity provided by operating activities is reduced by working capital requirements, debt service, capital expenditures, dividends, and business acquisitions. Liquidity provided by operating activities is increased by proceeds from borrowings and from the dispositions of businesses and assets.

Cash and cash equivalents were $18,202 at September 2, 2006, as compared to $17,010 at fiscal 2006 year end. Cash used in operating activities in the first quarter of fiscal 2007 was $7,515 primarily due to higher inventories in addition to lower accounts payable and accrued liabilities. The increase in inventories was due to higher inventory stocking levels to support anticipated sales growth. Accounts payable balances decreased due to timing of payments for inventory. In addition, payments of interest on long-term debt and remittance of foreign sales and use taxes contributed to the utilization of cash in the first quarter of fiscal 2007. Cash provided by operating activities for the first quarter of fiscal 2006 was $4,800 due mainly to lower accounts receivable and higher accounts payable and accrued liabilities, offset by higher inventory levels.

Net cash used in investing activities of $853 in the first quarter of fiscal 2007 was mainly due to capital expenditures during the first quarter of fiscal 2007 primarily related to information technology projects. Net cash used in investing activities of $7,353 in the first quarter of fiscal 2006 was mainly a result of the acquisition of A.C.T. Kern GmbH & Co. KG (Kern) with a cash outlay of $6,524, net of cash acquired, and capital expenditures of $1,070.

Net cash provided by financing activities in the first quarter of fiscal 2007 was $9,451 primarily due to net debt borrowings of $11,324, partially offset by dividend payments of $687 and cash payments on early debt retirement in $700. During the first quarter of fiscal 2006, net cash used in financing activities was $2,118 primarily related to net payments of debt and dividends.

The Company maintains $14,000 of the 8% notes in current portion of long-term debt at September 2, 2006. This current classification is due to the Company entering into two separate agreements in August 2006 with certain holders of its 8% notes to purchase $14,000 of the 8% notes. As the 8% notes are subordinate to the Company’s existing credit agreement, the Company received a waiver from its lending group to permit the purchases. The purchases will be financed through additional borrowings under the Company’s credit agreement. In the first quarter of fiscal 2007, the Company recorded costs associated with the retirement of long-term debt of $2,540 in connection with the purchases, which includes the write-off of previously capitalized deferred financing costs of $625. On September 8, 2006, the Company purchased $6,000 of the $14,000 of the 8% notes. The Company expects to purchase the remaining $8,000 of the $14,000 of the 8% notes in December 2006.

In October 2004, the Company renewed its credit agreement with the current lending group in the amount of approximately $109,000. On August 4, 2006, the Company amended its credit agreement and decreased the facility to approximately $97,500 (the size of the credit line varies based on fluctuations in foreign currency exchange rates). The credit agreement expires in October 2009, and the outstanding balance at that time will become due. The portion of the credit line available for the Company to borrow is limited by the amount of collateral and certain covenants in the credit agreement. The credit agreement is principally secured by the Company’s trade receivables and inventory. The credit agreement bears interest at applicable LIBOR rates plus a margin, varying with certain financial performance criteria. At September 2, 2006, the applicable margin was 2.25%, $68,429 was outstanding under the credit agreement, outstanding letters of credit were $2,020, the unused line was $27,050, and the available credit line was limited to $1,237 due to covenants related to maximum permitted leverage ratios. The commitment fee related to the credit agreement is 0.25% per annum payable quarterly on the average daily unused portion of the aggregate commitment. The Company’s credit agreement consists of the following facilities as of September 2, 2006:

	Capacity	Amount Outstanding	Interest Rate
U.S. Facility	$70,000	$50,200	7.68%
Canada Facility	9,965	4,224	6.00%
UK Facility	8,571	8,457	7.16%
Euro Facility	6,407	3,844	5.36%
Japan Facility	2,556	1,704	2.38%

Total	$97,499	$68,429	7.25%

Note: Due to maximum permitted leverage ratios, the amount of the unused line cannot be calculated on a facility-by-facility basis.

On August 4, 2006, the Company executed an amendment to the credit agreement. The amendment (i) permitted the purchase of $14,000 of the 8% notes; (ii) adjusted the minimum required fixed charge coverage ratio for the first quarter of fiscal 2007; (iii) adjusted the minimum tangible net worth requirement; (iv) permitted certain transactions contemplated by the Company; (v) eliminated the Company’s Sweden Facility; (vi) reduced the Company’s Canada Facility by approximately $5,400; (vii) changed the definition of “Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA)” for covenant purposes; and (viii) provided that the Company maintain excess availability on the borrowing base of not less than $10,000.

New Accounting Pronouncements

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Risk Management and Market Sensitive Financial Instruments

The Company’s foreign denominated assets and liabilities are cash, accounts receivable, inventory, accounts payable, and intercompany receivables and payables, primarily in Canada, member countries of the European Union, Asia/Pacific and, to a lesser extent, Latin America. Tools that the Company may use to manage foreign exchange exposures include currency clauses in sales contracts, local debt to offset asset exposures and forward contracts to hedge significant transactions.

Had the U.S. dollar strengthened 10% against various foreign currencies, sales would have been lower by an estimated $6,400 for the first quarter of fiscal 2007, and an estimated $6,100 for the first quarter of fiscal 2006. Total assets would have declined by an estimated $13,400 as of the quarter ended September 2, 2006 and an estimated $12,800 as of the fiscal year ended June 3, 2006, while the total liabilities would have decreased by an estimated $3,600 as of the quarter ended September 2, 2006 and an estimated $3,500 as of the fiscal year ended June 3, 2006.

As discussed above, the Company’s debt financing expense, in part, varies with market rates exposing the Company to the market risk from changes in interest rates. Certain operations, assets, and liabilities are denominated in foreign currencies subjecting the Company to foreign currency exchange risk. In order to provide the user of these financial statements guidance regarding the magnitude of these risks, the Securities and Exchange Commission requires the Company to provide certain quantitative disclosures based upon hypothetical assumptions. Specifically, these disclosures require the calculation of the effect of a 10% increase in market interest rates and uniform 10% strengthening of the U.S. dollar against foreign currencies on the reported net earnings and financial position of the Company.

Under these assumptions, additional interest expense as the result of 10% higher market interest rates on the Company’s variable rate outstanding borrowings, tax effected, would have increased the net loss by an estimated $300 in the first quarter of fiscal 2007 and decreased the net income by an estimated $160 in the first quarter of fiscal 2006.

The interpretation and analysis of these disclosures should not be considered in isolation since such variances in interest rates and exchange rates would likely influence other economic factors. Such factors, which are not readily quantifiable, would likely also affect the Company’s operations.

For an additional description of the Company’s market risk, see “Item 7A – Quantitative and Qualitative Disclosures about Market Risk – Risk Management and Market Sensitive Financial Instruments” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 3, 2006.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of September 2, 2006. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of September 2, 2006 due to a material weakness in the Company’s internal control over financial reporting disclosed in “Item 9A. Controls and Procedures” of the Company’s Annual Report on Form 10-K for the fiscal year ended June 3, 2006. The weakness was a deficiency in the effectiveness of the evaluation of the reasonableness of assumptions with respect to realizability of certain deferred tax assets. To address this material weakness, the Company has implemented additional procedures to evaluate the realizability of all deferred tax assets. Accordingly, management believes that the financial statements included in this report fairly present in all material respects the Company’s financial position, results of operations, and cash flows for the periods presented.

(b) Changes in Internal Control over Financial Reporting

Except as disclosed below, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the first three months of fiscal 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company has implemented additional procedures to evaluate the realizability of all deferred tax assets.

(c) Remediation Efforts to Address Material Weakness in Internal Control over Financial Reporting

In order to remediate the material weakness identified in internal control over financial reporting and ensure the integrity of our financial reporting processes, the Company has implemented the measures described in Item 4(b) above.

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

It should be noted the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, do not expect that the Company’s internal controls will prevent all error and all fraud, even after completion of the remediation effort described above. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended June 3, 2006, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

ITEM 6. EXHIBITS

See exhibit index which is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RICHARDSON ELECTRONICS, LTD

Date: October 12, 2006	By:	/s/ David J. DeNeve
David J. DeNeve Senior Vice President and Chief Financial Officer (on behalf of the Registrant and as Principal financial and accounting officer)

Exhibit Index

(c) EXHIBITS

Exhibit Number	Description
3(a)	Restated Certificate of Incorporation of the Company, incorporated by reference to Appendix B to the Proxy Statement / Prospectus dated November 13, 1986, incorporated by reference to the Company’s Registration Statement on Form S-4, Commission File No. 33-8696.

3(b)	Amended and Restated By-laws of the Company, incorporated by reference to Exhibit 3.1 of the Company’s Report on Form 8-K dated July 20, 2006, Commission File No. 000-12906.

10.1	Waiver, Consent and Fourth Amendment to Amended and Restated Revolving Credit Agreement, dated October 12, 2005, by and among the Company, Burtek Systems, Inc., Richardson Electronics Canada, Ltd., Richardson Electronics Limited, RESA, SNC, Richardson Electronique SNC, Richardson Electronics Iberica, S.A., Richardson Electronics GmbH, Richardson Electronics Benelux B.V., Richardson Sweden Holding AB, Richardson Electronics KK, JP Morgan Bank, N.A., London Branch, JPMorgan Chase Bank, N.A., Toronto Branch, JPMorgan Chase Bank, N.A., Tokyo Branch, JPMorgan Chase Bank, N.A., incorporated by reference to Exhibit 10.42 to the Company’s Registration Statement on Form S-1 dated September 19, 2006, Commission File No. 333-130219.

10.2	Purchase and Sale Agreement, by and among Richardson Electronics, Ltd, Portside Growth and Opportunity Fund and Ramius Capital Group, LLC, date as of August 10, 2006, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated August 10, 2006, Commission File No. 000-12906.

10.3	Purchase and Sale Agreement, by and among Richardson Electronics, Ltd, Whitebox Advisors, LLC, Whitebox Intermarket Partners, LP, Whitebox Diversified Convertible Arbitrage Partners, LP, Whitebox Convertible Arbitrage Partners, LP, Pandora Select Partners, LP, Guggenheim Portfolio XXXI, LLC and HFR RVA Combined Master Trust, dated as of August 10, 2006, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated August 10, 2006, Commission File No. 000-12906.

31.1	Certification of Edward J. Richardson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed pursuant to Part I).

31.2	Certification of David J. DeNeve pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed pursuant to Part I).

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed pursuant to Part I).