Form 10-Q
period 2006-12-02
RICHARDSON ELECTRONICS LTD/DE
filed 2007-01-11
CIK 355948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 2, 2006

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

As of January 10, 2007, there were outstanding 14,547,886 shares of Common Stock, $0.05 par value, inclusive of 1,240,878 shares held in treasury, and 3,068,258 shares of Class B Common Stock, $0.05 par value, which are convertible into Common Stock of the registrant on a share for share basis.

		Page
Part I.	Financial Information
Item 1.	Financial Statements	2
	Condensed Consolidated Balance Sheets as of December 2, 2006 and June 3, 2006	2
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three-Month and Six-Month Periods Ended December 2, 2006 and December 3, 2005	3
	Condensed Consolidated Statements of Cash Flows for the Three-Month and Six-Month Periods Ended December 2, 2006 and December 3, 2005	4
	Notes to Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26
Item 4.	Controls and Procedures	27

Part II.	Other Information
Item 1	Legal Proceedings	28
Item 1A.	Risk Factors	28
Item 4.	Submission of Matters to a Vote of Security Holders	28
Item 6.	Exhibits	28
Signatures		29
Exhibit Index		30

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Richardson Electronics, Ltd.

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

	Unaudited December 2, 2006	June 3, 2006
Assets
Current assets:
Cash and cash equivalents	$13,610	$17,010
Receivables, less allowance of $2,230 and $2,142	117,280	115,733
Inventories	124,639	117,320
Prepaid expenses	6,720	3,739
Deferred income taxes	1,529	1,527

Total current assets	263,778	255,329

Non-current assets:
Property, plant and equipment, net	31,434	32,357
Goodwill	13,245	13,068
Other intangible assets, net	2,151	2,413
Non-current deferred income taxes	1,518	1,300
Assets held for sale	1,052	1,018
Other assets	1,423	3,814

Total non-current assets	50,823	53,970

Total assets	$314,601	$309,299

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$54,998	$52,494
Accrued liabilities	31,334	30,588
Current portion of long-term debt	8,016	14,016

Total current liabilities	94,348	97,098

Non-current liabilities:
Long-term debt, less current portion	120,819	112,792
Non-current liabilities	1,322	1,169

Total non-current liabilities	122,141	113,961

Total liabilities	216,489	211,059

Commitments and contingencies	—	—

Stockholders’ equity
Common stock, $0.05 par value; issued 15,784 shares at December 2, 2006 and 15,663 shares at June 3, 2006	789	783
Class B common stock, convertible, $0.05 par value; issued 3,073 shares at December 2, 2006 and 3,093 shares at June 3, 2006	154	155
Preferred stock, $1.00 par value, no shares issued	—	—
Additional paid-in-capital	119,000	119,149
Common stock in treasury, at cost, 1,250 shares at December 2, 2006 and 1,261 shares at June 3, 2006	(7,407)	(7,473)
Accumulated deficit	(19,065)	(19,048)
Accumulated other comprehensive income	4,641	4,674

Total stockholders’ equity	98,112	98,240

Total liabilities and stockholders’ equity	$314,601	$309,299

See notes to condensed consolidated financial statements.

Richardson Electronics, Ltd.

Condensed Consolidated Statements of Operations

And Comprehensive Income (Loss)

(Unaudited)(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
Statements of Operations	December 2, 2006	December 3, 2005	December 2, 2006	December 3, 2005
Net sales	$165,806	$155,837	$331,561	$313,982
Cost of sales	125,227	116,331	249,663	235,944

Gross profit	40,579	39,506	81,898	78,038
Selling, general, and administrative expenses	36,130	32,283	71,509	65,264
(Gain) loss on disposal of assets	339	(22)	320	(162)

Operating income	4,110	7,245	10,069	12,936

Other (income) expense:
Interest expense	2,797	2,320	5,780	4,597
Investment income	(737)	(23)	(814)	(131)
Foreign exchange (gain) loss	(189)	3,819	205	3,682
Retirement of long-term debt expenses	—	—	2,540	—
Other, net	25	131	59	175

Total other expense	1,896	6,247	7,770	8,323

Income before income taxes	2,214	998	2,299	4,613
Income tax provision	1,132	705	2,316	2,500

Net income (loss)	$1,082	$293	$(17)	$2,113

Net income (loss) per share – basic:
Common stock	$0.06	$0.02	$(0.00)	$0.12

Common stock average shares outstanding	14,451	14,293	14,435	14,284

Class B common stock	$0.06	$0.02	$(0.00)	$0.11

Class B common stock average shares outstanding	3,073	3,110	3,073	3,110

Net income (loss) per share – diluted:
Common stock	$0.06	$0.02	$(0.00)	$0.12

Common stock average shares outstanding	17,669	17,462	14,435	17,475

Class B common stock	$0.06	$0.02	$(0.00)	$0.11

Class B common stock average shares outstanding	3,073	3,110	3,073	3,110

Dividends per common share	$0.040	$0.040	$0.080	$0.080

Dividends per Class B common share	$0.036	$0.036	$0.072	$0.072

Statements of Comprehensive Income (Loss)

Net income (loss)	$1,082	$293	$(17)	$2,113
Foreign currency translation, net of income tax effect	205	173	286	1,380
Fair value adjustments on investments, net of income tax effect	(493)	118	(494)	76

Comprehensive income (loss)	$794	$584	$(225)	$3,569

See notes to condensed consolidated financial statements.

Richardson Electronics, Ltd.

Condensed Consolidated Statements of Cash Flows

(Unaudited)(in thousands)

	Three Months Ended		Six Months Ended
	December 2, 2006	December 3, 2005	December 2, 2006	December 3, 2005
Operating activities:
Net income (loss)	$1,082	$293	$(17)	$2,113
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	1,569	1,549	3,117	3,065
Gain (loss) on disposal of assets	339	(22)	320	(162)
Retirement of long-term debt expenses	—	—	2,540	—
Deferred income taxes	13	(507)	(229)	(484)
Receivables	4,104	(5,968)	3,308	(1,963)
Inventories	(3,113)	900	(7,831)	(6,503)
Accounts payable and accrued liabilities	39	2,497	(4,539)	9,243
Other liabilities	33	87	114	(332)
Other	(373)	3,218	(605)	1,870

Net cash provided by (used in) operating activities	3,693	2,047	(3,822)	6,847

Investing activities:
Capital expenditures	(1,866)	(1,667)	(2,725)	(2,737)
Proceeds from sale of assets	37	33	43	274
Business acquisitions, net of cash acquired	—	(309)	—	(6,833)
Proceeds from sales of available-for-sale securities	3,564	335	3,682	736
Purchases of available-for-sale securities	(64)	(335)	(182)	(736)

Net cash provided by (used in) investing activities	1,671	(1,943)	818	(9,296)

Financing activities:
Proceeds from borrowings	65,871	67,827	137,411	90,097
Payments on debt	(69,594)	(70,663)	(129,810)	(94,183)
Proceeds from issuance of common stock	720	197	720	283
Cash dividends	(692)	(684)	(1,379)	(1,367)
Payments on retirement of long-term debt	(6,515)	—	(7,215)	—
Other	(172)	(1,066)	(658)	(1,337)

Net cash used in financing activities	(10,382)	(4,389)	(931)	(6,507)

Effect of exchange rate changes on cash and cash equivalents	426	(645)	535	(569)

Decrease in cash and cash equivalents	(4,592)	(4,930)	(3,400)	(9,525)
Cash and cash equivalents at beginning of period	18,202	19,706	17,010	24,301

Cash and cash equivalents at end of period	$13,610	$14,776	$13,610	$14,776

See notes to condensed consolidated financial statements.

RICHARDSON ELECTRONICS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except per share amounts and except where indicated)

Note A – Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Item 10 of Regulation S-K. Accordingly, they do not include all the information and notes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the results of interim periods have been made and such adjustments were of a normal and recurring nature. The results of operations and cash flows for the three-month and six-month periods ended December 2, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending June 2, 2007.

Richardson Electronics, Ltd.’s (the Company) fiscal quarter ends on the Saturday nearest the end of the quarter ending month. The first six months of fiscal 2007 contained 26 weeks, while the first six months of fiscal 2006 contained 27 weeks. The additional week occurred in the first quarter of fiscal 2006.

The financial information contained in this report should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 3, 2006.

Note B – Investment in Marketable Equity Securities

The Company’s investments are primarily equity securities, all of which are classified as available-for-sale and are carried at their fair value based on the quoted market prices. Proceeds from the sale of the securities were $3,564 and $3,682 during the second quarter and first six months of fiscal 2007, respectively, and $335 and $736 during the same periods of fiscal 2006. During the second quarter of fiscal 2007, the Company retained $3,500 of the proceeds from the sale of securities, while in prior periods all proceeds from the sale of securities were reinvested. Gross realized gains on those sales were $711 and $724 for the second quarter and first six months of fiscal 2007, respectively, and $50 and $101 for the same periods of fiscal 2006. Gross realized losses on those sales were $41 and $64 for the second quarter and first six months of fiscal 2007, respectively, and $42 and $43 for the same periods of fiscal 2006. Net unrealized holding gains of $178 and $167 for the second quarter and first six months of fiscal 2007, respectively, and net unrealized holding gains of $191 and $123 for the same periods of fiscal 2006, have been included in accumulated comprehensive income for fiscal 2007 and 2006.

The following table is the disclosure under Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, for the investment in marketable equity securities with fair values less than cost basis:

Marketable Security Holding Length
	Less Than 12 Months		More Than 12 Months		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 2, 2006 Common Stock	$—	$—	$—	$—	$—	$—
June 3, 2006 Common Stock	$623	$34	$158	$17	$781	$51

Note C – Assets Held for Sale

On December 29, 2006, the Company sold approximately 1.5 acres of real estate and a building located in Geneva, Illinois for $3,050. The Company expects to record a gain on sale of approximately $2,300 during the third quarter of fiscal 2007.

In July 2006, the Company offered to sell a building located in Brazil for $892. The Company does not anticipate recording a gain or loss on the sale of the building. The sale of the building is expected to close during the next year, however, the Company cannot give any assurance as to the actual timing or successful completion of the transaction.

Note D – Goodwill and Other Intangible Assets

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is tested for impairment at least annually or more frequently if events or circumstances indicate that goodwill might be impaired. The Company performs its annual goodwill impairment assessment as of the end of the third quarter of the current fiscal year. The table below provides changes in carrying value of goodwill by reportable segment, which includes RF, Wireless & Power Division (RFPD), Electron Device Group (EDG), Burtek Systems, formerly Security Systems Division (SSD/Burtek), and Display Systems Group (DSG):

	Goodwill
	Reportable Segments
	RFPD	EDG	SSD/ Burtek	DSG	Total
Balance at June 3, 2006	$252	$893	$1,812	$10,111	$13,068
Foreign currency translation	5	7	(61)	226	177

Balance at December 2, 2006	$257	$900	$1,751	$10,337	$13,245

The following table provides changes in carrying value of other intangible assets not subject to amortization:

	Other Intangible Assets Not Subject to Amortization
	Reportable Segments
	RFPD	EDG	SSD/ Burtek	DSG	Total
Balance at June 3, 2006	$—	$9	$321	$—	$330
Foreign currency translation	—	—	(11)	—	(11)

Balance at December 2, 2006	$—	$9	$310	$—	$319

Intangible assets subject to amortization, as well as amortization expense are as follows:

	Intangible Assets Subject to Amortization
	December 2, 2006		June 3, 2006
	Gross Amounts	Accumulated Amortization	Gross Amounts	Accumulated Amortization
Deferred financing costs	$4,612	$2,780	$4,639	$2,559
Patents and trademarks	478	478	478	475

Total	$5,090	$3,258	$5,117	$3,034

Deferred financing costs decreased during the first six months of fiscal 2007 primarily due to the write-off of previously capitalized deferred financing costs of $625 in the first quarter of fiscal 2007, related to the Company entering into agreements with certain holders to purchase $14,000 of the Company’s 8% convertible senior subordinated notes (8% notes). This decrease was partially offset by additional deferred financing costs associated with the Company entering into the fourth amendment of the Company’s multi-currency revolving credit agreement (credit agreement) in the first quarter of fiscal 2007.

Amortization expense for the three-month and six-month periods ended December 2, 2006 and December 3, 2005 was as follows:

	Amortization Expense for Second Quarter		Amortization Expense for Six Months
	FY 2007	FY 2006	FY 2007	FY 2006
Deferred financing costs	$122	$71	$221	$116
Patents and trademarks	3	—	3	1

Total	$125	$71	$224	$117

The amortization expense associated with the intangible assets subject to amortization is expected to be $457, $466, $466, $389, $207, and $51 in fiscal 2007, 2008, 2009, 2010, 2011, and 2012, respectively. The weighted average number of years of amortization expense remaining is 4.53.

Note E – Restructuring and Severance Charges

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

As a result of the Company’s 2007 Restructuring Plan, an initial restructuring charge of $868 was recorded in selling, general, and administrative expenses (SG&A) during the first quarter of fiscal 2007. During the second quarter of fiscal 2007, additional restructuring charges of $384 were recorded in SG&A. Severance costs of $247 and $473 were paid during the second quarter and first six months of fiscal 2007, respectively. During the second quarter of fiscal 2007, the employee severance costs were adjusted $20, decreasing SG&A due to the difference between estimated severance costs and actual payouts. The remaining balance payable during fiscal 2007 has been included in accrued liabilities. As of December 2, 2006, the following table depicts the amounts associated with the activity related to the 2007 Restructuring Plan by reportable segment:

	Restructuring Liability June 3, 2006	For the six months ended December 2, 2006			Restructuring Liability December 2, 2006
2007 Restructuring Plan		Reserve Recorded	Payment	Adjustment to Reserve
Employee severance costs:
RFPD	$—	$373	$(103)	$—	$270
EDG	—	17	(17)	—	—
SSD/Burtek	—	129	(77)	—	52
DSG	—	67	(41)	—	26
Corporate	—	666	(235)	(20)	411

Total	$—	$1,252	$(473)	$(20)	$759

As a result of the Company’s fiscal 2005 restructuring initiative (2005 Restructuring Plan), a restructuring charge, including severance and lease termination costs of $2,152, was recorded in SG&A in the third quarter of fiscal 2005. During the fourth quarter of fiscal 2005, the employee severance and related costs were adjusted, resulting in a $183 decrease in SG&A due to the difference between estimated severance costs and the actual payouts. During fiscal 2006, the employee severance and related costs were adjusted $123, decreasing SG&A due to the difference between estimated severance costs and actual payouts. Severance costs of $724 and $1,108 were paid in fiscal 2006 and 2005, respectively. During the first six months of fiscal 2007, severance costs of $14 were paid. Terminations affected over 60 employees across various business functions, operating units, and geographic regions. As of December 2, 2006, the following table depicts the amounts associated with the activity related to the 2005 Restructuring Plan by reportable segment:

2005 Restructuring Plan	Restructuring Liability June 3, 2006	For the six months ended December 2, 2006				Restructuring Liability December 2, 2006
		Reserve Recorded		Payment	Adjustment to Reserve
Employee severance and related costs:
Corporate	$14		$—	$(14)	$—	$—

Total	$14	$		$(14)	$—	$—

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

Changes in the warranty reserve for the first six months ended December 2, 2006 were as follows:

Warranty Reserve
Balance at June 3, 2006	$836
Accruals for products sold	348
Utilization	(307)
Adjustment	(269)

Balance at December 2, 2006	$608

During the second quarter of fiscal 2003, DSG provided a three-year warranty on some of its products. As a result of lower than anticipated failure rates and lower sales volume of products with this warranty feature, reserve adjustments of $269 were recorded during the first six months of fiscal 2007.

Note G – Debt

Long-term debt consists of the following:

	December 2, 2006	June 3, 2006
7 3/4% notes, due December 2011	$44,683	$44,683
8% notes, due June 2011	19,000	25,000
Multi-currency revolving credit agreement, due October 2009 (7.23% at December 2, 2006)	65,125	57,089
Other	27	36

Total debt	128,835	126,808
Less: current portion	(8,016)	(14,016)

Long-term debt	$120,819	$112,792

At December 2, 2006, the Company maintained $120,819 in long-term debt, primarily in the form of two series of convertible notes and a credit agreement. The current portion of long-term debt is due to the Company entering into two separate agreements in August 2006 with certain holders of its 8% notes to purchase $14,000 of the 8% notes. On September 8, 2006, the Company purchased $6,000 of the 8% notes, and on December 8, 2006, the Company purchased $8,000 of the 8% notes. The purchases were financed through additional borrowings under the Company’s existing credit agreement. As the 8% notes are subordinate to the credit agreement, the Company received a waiver from its lending group to permit the purchases. In the first quarter of fiscal 2007, the Company recorded costs associated with the retirement of long-term debt of $2,540 in connection with the purchases, which includes the write-off of previously capitalized deferred financing costs of $625.

In October 2004, the Company renewed its credit agreement with the current lending group in the amount of approximately $109,000. On August 4, 2006, the Company amended its credit agreement and decreased the facility to approximately $97,700 (the size of the credit line varies based on fluctuations in foreign currency exchange rates). The credit agreement expires in October 2009, and the outstanding balance at that time will become due. The portion of the credit line available for the Company to borrow is limited by the amount of collateral and certain covenants in the credit agreement. The credit agreement is principally secured by the Company’s trade receivables and inventory. The credit agreement bears interest at applicable LIBOR rates plus a margin, varying with certain financial performance criteria. At December 2, 2006, the applicable margin was 2.25%, $65,125 was outstanding under the credit agreement, outstanding letters of credit were $700, the unused line was $31,874, and the available credit line was limited to $4,924 due to covenants related to maximum permitted leverage ratios. The commitment fee related to the credit agreement is 0.25% per annum payable quarterly on the average daily unused portion of the aggregate commitment. The Company’s credit agreement consists of the following facilities as of December 2, 2006:

	Capacity	Amount Outstanding	Interest Rate
U.S. Facility	$70,000	$45,300	7.66%
Canada Facility	9,639	2,748	6.00%
UK Facility	8,846	8,728	7.40%
Euro Facility	6,622	6,621	5.73%
Japan Facility	2,592	1,728	2.75%

Total	$97,699	$65,125	7.23%

Note:	Due to maximum permitted leverage ratios, the amount of the unused line cannot be calculated on a facility-by-facility basis.

Note H – Income Taxes

The effective income tax rates for the second quarter and first six months of fiscal 2007 were 51.1% and 100.7%, respectively, as compared with 70.6% and 54.2% for the second quarter and first six months of fiscal 2006, respectively. The difference between the effective tax rates as compared to the U.S. federal statutory rate of 34% primarily results from the Company’s geographical distribution of taxable income or losses and valuation allowances related to net operating losses. For the six months ended December 2, 2006, the tax benefit primarily related to domestic net operating losses was limited by the requirement for a valuation allowance of $2,403, which increased the effective income tax rate by 104.5%. For the six months ended December 3, 2005, the tax benefit primarily related to domestic net operating losses was limited by the requirement for a valuation allowance of $2,204, which increased the effective income tax rate by 47.8%. During the second quarter of fiscal 2006, income tax reserves of approximately $1,000 for certain income tax exposures were reversed because the statute of limitations with respect to these income tax exposures expired.

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

According to the EITF Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share,” the Company’s Class B common stock is considered a participating security requiring the use of the two-class method for the computation of basic and diluted earnings per share. The two-class computation method for each period reflects the cash dividends paid per share for each class of stock, plus the amount of allocated undistributed earnings per share computed using the participation percentage which reflects the dividend rights of each class of stock. Basic and diluted earnings per share reflect the application of EITF Issue No. 03-6 and were computed using the two-class method. The shares of Class B common stock are considered to be participating convertible securities since the shares of Class B common stock are convertible on a share-for-share basis into shares of common stock and may participate in dividends with common stock according to a predetermined formula (90% of the amount of common stock cash dividends).

Diluted earnings per share is calculated by dividing net income, adjusted for interest savings, net of tax, on assumed conversion of convertible debentures and notes, by the actual shares outstanding and share equivalents that would arise from the exercise of stock options, certain restricted stock awards, and the assumed conversion of convertible debentures and notes when dilutive. The Company’s 7 3/4% convertible senior subordinated notes (7 3/4% notes) and 8% notes are excluded from the calculation for the second quarter and first six months of fiscal 2007, and the Company’s 8 1/4% convertible senior subordinated debentures, 7 1/4% convertible debentures, 7 3/4% notes, and 8% notes are excluded from the calculation for the second quarter and first six months of fiscal 2006, as assumed conversion and the effect of the interest savings would be anti-dilutive. The per share amounts presented in the Condensed Consolidated Statements of Operations for the second quarter and first six months of fiscal 2007 and 2006 are based on the following amounts:

	Second Quarter		Six Months
	FY 2007	FY 2006	FY 2007	FY 2006
Numerator for basic and diluted EPS:
Net income (loss)	$1,082	$293	$(17)	$2,113
Less dividends:
Common stock	581	572	1,157	1,143
Class B common stock	111	112	222	224

Undistributed earnings (losses)	$390	$(391)	$(1,396)	$746

Common stock undistributed earnings (losses)	$327	$(327)	$(1,172)	$624
Class B common stock undistributed earnings (losses) – basic	63	(64)	(224)	122

Total undistributed earnings (losses) – common stock and Class B common stock – basic	$390	$(391)	$(1,396)	$746

Common stock undistributed earnings (losses)	$328	$(327)	$(1,172)	$624
Class B common stock undistributed earnings (losses) – diluted	62	(64)	(224)	122

Total undistributed earnings (losses) – Class B common stock – diluted	$390	$(391)	$(1,396)	$746

Denominator for basic and diluted EPS:
Denominator for basic EPS:
Common stock weighted average shares	14,451	14,293	14,435	14,284
Class B common stock weighted average shares, and shares under if-converted method for diluted earnings per share	3,073	3,110	3,073	3,110
Effect of dilutive securities:
Unvested restricted stock awards	8	4	—	4
Dilutive stock options	137	55	—	77

Denominator for diluted EPS adjusted weighted average shares and assumed conversions	17,669	17,462	17,508	17,475

Net income (loss) per share:
Common stock – basic	$0.06	$0.02	$(0.00)	$0.12

Class B common stock – basic	$0.06	$0.02	$(0.00)	$0.11

Common stock – diluted	$0.06	$0.02	$(0.00)	$0.12

Class B common stock – diluted	$0.06	$0.02	$(0.00)	$0.11

As of the second quarter and first six months of fiscal 2007, 1,804 common stock options and 1,941 common stock options, respectively, were anti-dilutive and were not included in the dilutive earnings per common share calculation. As of the second quarter and first six months of fiscal 2006, 1,922 common stock options and 1,900 common stock options, respectively, were anti-dilutive and were not included in the dilutive earnings per common share calculation.

Note J – Stock-Based Compensation

Prior to fiscal 2007, the Company accounted for its stock-based compensation under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations (APB No. 25), and adopted the disclosure-only provision of SFAS No. 123, Accounting for Stock-Based Compensation. Under APB No. 25, no stock-based compensation cost was reflected in net income for grants of stock options prior to fiscal 2006 because the Company grants stock options with an exercise price equal to the market value of the stock on the date of grant. Stock-based compensation totaled approximately $184 and $367 for the second quarter and first six months of fiscal 2006, respectively.

Under APB No. 25, pro-forma expense for stock options was calculated using a graded-vesting schedule over the applicable vesting period, which generally ranges from two to four years. Upon adoption of SFAS No. 123(R), the Company records compensation expense using a graded-vesting schedule over the applicable vesting period, or to the date on which retirement eligibility is achieved, if shorter (non-substantive vesting period approach). Had the Company used the fair value based accounting method for stock compensation expense prescribed by SFAS No. 123(R), the Company’s net income and earnings per share for the three-month and six-month periods ended December 3, 2005 would have been reduced to the pro-forma amounts illustrated as follows (in thousands, except per share amounts):

	Quarter Ended December 3, 2005	Six Months Ended December 3, 2005
Net income – as reported	$293	$2,113
Add: Reported stock-based compensation expense, net of taxes	2	3
Deduct: Fair valued based compensation expense, net of taxes	(184)	(367)

Pro-forma net income	$111	$1,749

Earnings per share, as reported:
Common stock – basic	$0.02	$0.12

Class B common stock – basic	$0.02	$0.11

Common stock – diluted	$0.02	$0.12

Class B common stock – diluted	$0.02	$0.11

Earnings per share, pro forma:
Common stock – basic	$0.01	$0.10

Class B common stock – basic	$0.01	$0.09

Common stock – diluted	$0.01	$0.10

Class B common stock – diluted	$0.01	$0.09

Effective June 4, 2006, the Company adopted SFAS No. 123 (Revised 2004), Share-Based Payment, (SFAS No. 123(R)), which requires the measurement and recognition of compensation cost at fair value for all share-based payments, including stock options. Using the modified prospective method, stock-based compensation for the second quarter and first six months of fiscal 2007 includes compensation expense, recognized over the applicable vesting periods, for new share-based awards and for share-based awards granted prior to, but not yet vested, as of June 3, 2006. Stock-based compensation totaled approximately $400 and $576 for the second quarter and first six months of fiscal 2007, respectively.

Stock options granted to members of the Board of Directors generally vest immediately and stock options granted to employees generally vest over a period of five years and have contractual terms for exercise of ten years. Transactions during the first six months of fiscal 2007 were as follows (in thousands, except option prices and years):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at June 3, 2006	1,851	$9.26
Granted	309	$8.68
Exercised	(100)	$7.18
Cancelled	(119)	$9.08

Options outstanding at December 2, 2006	1,941	$9.29	6.12	$942

Options exercisable at December 2, 2006	1,206	$9.77	4.32	$772

There were 100 stock options exercised during the second quarter and first six months of fiscal 2007 with a realized gain of $253. The total intrinsic value of options exercised during the second quarter and first six months of fiscal 2006 totaled approximately $32 and $47, respectively. The weighted average fair values of stock option grants were $3.96 and $3.93 for the second quarter and first six months of fiscal 2007, respectively, and $3.20 and $3.14 for the second quarter and first six months of fiscal 2006, respectively.

The fair value of stock options is estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Quarter Ended		Six Months Ended
	December 2, 2006	December 3, 2005	December 2, 2006	December 3, 2005
Expected volatility	48.16%	43.49%	48.20%	43.49%
Risk-free interest rate	4.72%	4.37%	4.73%	4.26%
Expected lives	6.5 years	5.12 years	6.5 years	5.12 years
Annual cash dividend	$0.16	$0.16	$0.16	$0.16

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

Accounts receivable, inventory, and goodwill are identified by SBU. Cash, net property, and other assets are not identifiable by SBU. Operating results for each SBU are summarized in the following table:

	Net Sales	Gross Profit	Direct Operating Contribution	Assets
Second Quarter Fiscal 2007
RFPD	$89,994	$20,392	$11,817	$119,719
EDG	25,494	8,339	5,549	46,338
SSD/Burtek	28,092	7,545	2,110	39,815
DSG	21,380	5,192	694	39,025

Total	$164,960	$41,468	$20,170	$244,897

Second Quarter Fiscal 2006
RFPD	$79,569	$18,645	$11,653	$102,959
EDG	24,607	7,712	5,278	49,989
SSD/Burtek	28,268	7,155	2,412	38,095
DSG	21,894	6,118	2,631	33,523

Total	$154,338	$39,630	$21,974	$224,566

Six Months Fiscal 2007
RFPD	$181,326	$41,855	$24,991	$119,719
EDG	50,168	16,050	10,650	46,338
SSD/Burtek	54,410	14,512	4,011	39,815
DSG	43,209	10,157	1,433	39,025

Total	$329,113	$82,574	$41,085	$244,897

Six Months Fiscal 2006
RFPD	$160,726	$36,841	$22,709	$102,959
EDG	48,445	15,444	9,990	49,989
SSD/Burtek	55,172	14,169	4,660	38,095
DSG	46,344	12,133	5,425	33,523

Total	$310,687	$78,587	$42,784	$224,566

A reconciliation of net sales, gross profit, operating income, and assets to the relevant consolidated amounts is as follows. Other current assets not identified include miscellaneous receivables and manufacturing inventories.

	Second Quarter		Six Months
	FY 2007	FY 2006	FY 2007	FY 2006
Segment net sales	$164,960	$154,338	$329,113	$310,687
Corporate	846	1,499	2,448	3,295

Net sales	$165,806	$155,837	$331,561	$313,982

Segment gross profit	$41,468	$39,630	$82,574	$78,587
Manufacturing variances and other costs	(889)	(124)	(676)	(549)

Gross profit	$40,579	$39,506	$81,898	$78,038

Segment contribution	$20,170	$21,974	$41,085	$42,784
Manufacturing variances and other costs	(889)	(124)	(676)	(549)
Regional selling expenses	(2,921)	(4,646)	(6,551)	(10,034)
Administrative expenses	(11,911)	(9,981)	(23,469)	(19,427)
Gain (loss) on disposal of assets	(339)	22	(320)	162

Operating income	$4,110	$7,245	$10,069	$12,936

	December 2, 2006	June 3, 2006
Segment assets	$244,897	$232,619
Cash and cash equivalents	13,610	17,010
Other current assets	18,835	19,098
Net property	31,434	32,357
Non-current assets	5,825	8,215

Total assets	$314,601	$309,299

Geographic net sales information is primarily grouped by customer destination into five areas: North America, Asia/Pacific, Europe, Latin America, and Corporate. Europe includes sales to the Middle East and Africa. Net sales to Mexico are included as part of Latin America. Corporate consists of freight and sales which are not area specific.

Net sales and gross profit by geographic region are presented in the table below:

	Second Quarter		Six Months
	FY 2007	FY 2006	FY 2007	FY 2006
Net Sales
North America	$81,284	$79,219	$164,516	$161,340
Asia/Pacific	39,295	34,793	78,801	71,993
Europe	39,799	34,925	76,219	67,731
Latin America	4,817	5,980	10,395	11,980
Corporate	611	920	1,630	938

Total	$165,806	$155,837	$331,561	$313,982

Gross Profit
North America	$21,788	$21,052	$43,554	$42,541
Asia/Pacific	9,014	8,221	18,581	17,359
Europe	10,074	9,041	19,892	18,367
Latin America	1,365	1,627	2,988	3,149
Corporate	(1,662)	(435)	(3,117)	(3,378)

Total	$40,579	$39,506	$81,898	$78,038

The Company sells its products to customers in diversified industries and performs periodic credit evaluations of its customers’ financial condition. Terms are generally on open account, payable net 30 days in North America, and vary throughout Asia/Pacific, Europe, and Latin America. Estimates of credit losses are recorded in the financial statements based on periodic reviews of outstanding accounts. Actual credit losses have been consistently within management's estimates.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The standard clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability. SFAS No. 157 will be effective for the Company beginning in fiscal 2009. The Company is currently assessing the impact that SFAS No. 157 may have on the financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB No. 108) regarding the quantification of financial statement misstatements. SAB No. 108 requires a “dual approach” for quantifications of errors using both a method that focuses on the income statement impact, including the cumulative effect of prior years’ misstatements, and a method that focuses on the period-end balance sheet. SAB No. 108 will be effective for the Company beginning in fiscal 2008.

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

Results of Operations

Net Sales and Gross Profit Analysis

During the second quarter and first six months of fiscal 2007, consolidated net sales increased 6.4% and 5.6%, respectively, due to higher sales in wireless and electron device products over the second quarter and first six months of fiscal 2006. The first six months of fiscal 2007 contained 26 weeks as compared to 27 weeks for the first six months of fiscal 2006. The additional week occurred in the first quarter of fiscal 2006. Net sales by SBU and percent change are in the following table (in thousands):

Net Sales	FY 2007	FY 2006	% Change
Second Quarter
RFPD	$89,994	$79,569	13.1%
EDG	25,494	24,607	3.6%
SSD/Burtek	28,092	28,268	(0.6)%
DSG	21,380	21,894	(2.3)%
Corporate	846	1,499

Total	$165,806	$155,837	6.4%

Six Months
RFPD	$181,326	$160,726	12.8%
EDG	50,168	48,445	3.6%
SSD/Burtek	54,410	55,172	(1.4)%
DSG	43,209	46,344	(6.8)%
Corporate	2,448	3,295

Total	$331,561	$313,982	5.6%

Note:	Corporate consists of freight, other non-specific net sales, and customer cash discounts.

Consolidated gross profit increased 2.7% to $40,579 and 4.9% to $81,898 in the second quarter and first six months of fiscal 2007, respectively, as compared with $39,506 and $78,038 in the same periods last fiscal year, due mainly to an increase in wireless sales volume. Consolidated gross margin as a percentage of net sales decreased to 24.5% from 25.4% in the second quarter of fiscal 2007 and 2006, respectively. During the first six months of fiscal 2007, gross margin declined to 24.7% versus 24.9% last year. The gross margin decline in the second quarter and first six months of fiscal 2007 was primarily due to shifts in product mix related to higher sales volume of RFPD products and a reduction in warranty expense within DSG in the second quarter of last year. Gross profit reflects the distribution and manufacturing product margin less manufacturing variances, customer returns, scrap and cycle count adjustments, engineering costs, inventory overstock charges, and other provisions. Gross profit on freight, general inventory obsolescence provisions, and miscellaneous costs are included under the caption “Corporate.” Gross profit by SBU and percent of SBU sales are presented in the following table (in thousands):

Gross Profit	FY 2007	% of Net Sales	FY 2006	% of Net Sales
Second Quarter
RFPD	$20,392	22.7%	$18,645	23.4%
EDG	8,339	32.7%	7,712	31.3%
SSD/Burtek	7,545	26.9%	7,155	25.3%
DSG	5,192	24.3%	6,118	27.9%
Corporate	(889)		(124)

Total	$40,579	24.5%	$39,506	25.4%

Six Months
RFPD	$41,855	23.1%	$36,841	22.9%
EDG	16,050	32.0%	15,444	31.9%
SSD/Burtek	14,512	26.7%	14,169	25.7%
DSG	10,157	23.5%	12,133	26.2%
Corporate	(676)		(549)

Total	$81,898	24.7%	$78,038	24.9%

Note:	Corporate consists of freight, other non-specific gross profit, and customer cash discounts.

Net sales and gross profit trends are analyzed for each strategic business unit in the discussion below.

RF, Wireless & Power Division

RFPD net sales increased 13.1% in the second quarter of fiscal 2007 to $89,994 as compared with $79,569 in the same period last year. For the six-month period of fiscal 2007, net sales increased to $181,326, a 12.8% increase from $160,726 in the year-to-date period last year. The net sales growth for both periods was due mainly to an increase in demand for infrastructure, power conversion, and passive/interconnect products, offset slightly by lower sales of broadcast products. Net sales of infrastructure products increased 43.8% to $25,889 and 27.0% to $49,972 in the second quarter and first six months of fiscal 2007, respectively, as all four geographic regions improved over the prior year. Power conversion net sales were $10,929 for the second quarter of fiscal 2007, 21.2% higher than $9,015 for the same period last year. For the first six months of fiscal 2007, net sales of power conversion products increased 30.9% to $23,166 as compared with $17,699 in the first half of last fiscal year. The growth in net sales of power conversion products in both periods was in Asia/Pacific which benefited from RFPD’s penetration of the welding and steel manufacturing market with induction heating and power supply applications. Net sales of passive/interconnect products increased 8.0% to $15,177 in the second quarter of fiscal 2007 as compared with $14,051 in the prior fiscal year. In the six-month period, passive/interconnect net sales grew to $30,348 in fiscal 2007, or 12.5%, from $26,985 in the same period a year ago. For both periods, the increase was mainly due to higher sales in Europe and Asia/Pacific. The net sales growth was the main contributor to the gross profit increase of 9.4% and 13.6% to $20,392 and $41,855 for the second quarter and first six months of fiscal 2007, respectively. For the second quarter of fiscal 2007, the gross margin percentage decreased to 22.7% from 23.4% due to favorable excess and obsolete inventory experience during fiscal 2006. For the six-month period, the gross margin percentage increased to 23.1% in fiscal 2007 from 22.9% in fiscal 2006 due to favorable shifts in product mix and the Company’s recent restructuring efforts.

Electron Device Group

EDG net sales increased 3.6% to $25,494 in the second quarter of fiscal 2007 from $24,607 in the same period last fiscal year. In the first six months of fiscal 2007, net sales also increased 3.6% to $50,168 from $48,445 last year. The increase for both periods was due to growth in net sales of products to the semiconductor fabrication equipment industry, partially offset by a decline in tube sales. Net sales to the semiconductor fabrication equipment industry increased 30.5% to $5,294 during the second quarter of fiscal 2007 as compared with $4,058 during the second quarter of fiscal 2006. For the six-month period of fiscal 2007, net sales to the semiconductor fabrication equipment industry increased to $10,966, a 37.9% increase from $7,955 in the first half of last fiscal year.

For both periods, the increase in net sales to the semiconductor fabrication equipment industry was due mainly to higher sales in North America and Europe. EDG has targeted semiconductor equipment manufacturers as an important market segment by selling semiconductor fabrication equipment products for high frequency and high power applications. This market focus lends itself to EDG’s engineered solutions strategy of adding value to the component distribution sales by incorporating these products into subassemblies and assisting customers in product design. Tube sales declined 1.5% to $17,818 and 3.7% to $34,328 during the second quarter and first six months of fiscal 2007, respectively, as compared to $18,092 and $35,639 last year. Tube sales for the second quarter and year to date period were adversely impacted by delayed inventory deliveries related to a major supplier’s facility relocation during the end of fiscal 2006 and first quarter of fiscal 2007. The delivery delays are expected to improve and return to normal levels by the end of fiscal 2007. EDG’s gross profit increased 8.1% and 3.9% to $8,339 and $16,050 during the second quarter and first six months of fiscal 2007, respectively, due mainly to an increase in sales volume and improved product mix. Gross margin as a percentage of net sales increased to 32.7% from 31.3% in the second quarter of fiscal 2007 and 2006, respectively, due to improved margins in tube products. During the first six months of fiscal 2007 and 2006, gross margin as a percentage of net sales was relatively flat at 32.0% as compared to 31.9%, respectively.

SSD/Burtek Systems

Net sales for SSD/Burtek remained relatively flat at $28,092 during the second quarter of fiscal 2007 as compared with net sales of $28,268 during second quarter of fiscal 2006, while net sales decreased 1.4% to $54,410 during the first six months of fiscal 2007 from $55,172 in first six months of last year. The decrease in net sales during the first six months of fiscal 2007 was mainly due to lower sales of distribution products of $36,090, 3.0% lower than $37,196 last year. In addition, net sales of private label products decreased 3.4% to $16,985 during the first six months of fiscal 2007 as compared with $17,578 during the same period of last fiscal year. In contrast to net sales, gross profit for SSD/Burtek increased 5.5% to $7,545 and 2.4% to $14,512 during the second quarter and first six months of fiscal 2007, respectively, from $7,155 and $14,169 for the same periods last year, due to improved product mix. Gross margin as a percent of net sales increased to 26.9% from 25.3% for the second quarter of fiscal 2007 and 2006, respectively. For the first six months of fiscal 2007 and 2006, gross margin improved to 26.7% versus 25.7%, respectively. The gross margin improvement for both periods was mainly attributable to improved gross margins of distribution products.

Display Systems Group

DSG net sales decreased 2.3% during the second quarter of fiscal 2007 to $21,380 as compared with $21,894 in the same period last fiscal year. Net sales for the six-month period of fiscal 2007 declined 6.8% to $43,209 as compared with $46,344 in the same period last year. The decline in both periods is due to the decrease in the custom display and cathode ray tube (CRT) product lines. Net sales of custom displays were $9,777 in the second quarter of fiscal 2007, 10.1% lower than $10,876 in the same period last year. In the first six months fiscal of 2007, net sales of custom displays declined 13.1% to $19,704 from $22,663 in the same period last year. DSG has a project-based business and approximately 45% of the net sales decline in the year-to-date period in the custom display product line is due to the completion of a large project with the New York Stock Exchange during the first quarter of fiscal 2006. The remaining decline for both periods is due to the timing of the closing of other smaller projects. Net sales of CRT products decreased 16.1% to $1,785 in the second quarter of fiscal 2007 as compared to $2,129 last fiscal year. CRT’s net sales in the first six months of fiscal 2007 declined 23.4% to $3,957 from $5,167 in the same period last year. DSG’s gross profit decreased 15.1% to $5,192 during the second quarter of fiscal 2007, from $6,118 for the same time period last year. The gross profit in the first six months of fiscal 2007 declined to $10,157, 16.3% lower than $12,133 last year. The decline primarily related to the decline in overall sales volume and the decreased sales of higher margin custom display and CRT product lines. The gross margin percentage decreased to 24.3% from 27.9% during the second quarter of fiscal 2007 and 2006, respectively, and declined to 23.5% from 26.2% during the first six months of fiscal 2007 and 2006, respectively. The gross margin decrease was due mainly to the reduction in warranty expense of $946 in the second quarter of fiscal 2006 as a result of a change in estimate due to favorable warranty experience.

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

Net Sales	FY 2007	FY 2006	% Change
Second Quarter
North America	$81,284	$79,219	2.6%
Asia/Pacific	39,295	34,793	12.9%
Europe	39,799	34,925	14.0%
Latin America	4,817	5,980	(19.4)%
Corporate	611	920

Total	$165,806	$155,837	6.4%

Six Months
North America	$164,516	$161,340	2.0%
Asia/Pacific	78,801	71,993	9.5%
Europe	76,219	67,731	12.5%
Latin America	10,395	11,980	(13.2)%
Corporate	1,630	938

Total	$331,561	$313,982	5.6%

Gross profit by geographic area and percent of geographic sales are presented in the following table (in thousands):

Gross Profit	FY 2007	% of Net Sales	FY 2006	% of Net Sales
Second Quarter
North America	$21,788	26.8%	$21,052	26.6%
Asia/Pacific	9,014	22.9%	8,221	23.6%
Europe	10,074	25.3%	9,041	25.9%
Latin America	1,365	28.3%	1,627	27.2%
Corporate	(1,662)		(435)

Total	$40,579	24.5%	$39,506	25.4%

Six Months
North America	$43,554	26.5%	$42,541	26.4%
Asia/Pacific	18,581	23.6%	17,359	24.1%
Europe	19,892	26.1%	18,367	27.1%
Latin America	2,988	28.7%	3,149	26.3%
Corporate	(3,117)		(3,378)

Total	$81,898	24.7%	$78,038	24.9%

Net sales in North America increased 2.6% in the second quarter of fiscal 2007 to $81,284 as compared with $79,219 in the same period of fiscal 2006. Net sales for the six-month period of fiscal 2007 increased 2.0% to $164,516 as compared to $161,340 last year. The net sales increase for both periods was mainly due to an increase in demand for electron device, wireless, and security system products partially offset by a decrease in net sales of display system products. Gross margin increased to 26.8% from 26.6% during the second quarter of fiscal 2007 and 2006, respectively. During the first six months of fiscal 2007, gross margin increased to 26.5% from 26.4% last year. The increase in gross margin for both periods was due to shifts in product mix.

Net sales in Asia/Pacific increased 12.9% to $39,295 in the second quarter of fiscal 2007 versus $34,793 in the same period last fiscal year. For the first six months of fiscal 2007, net sales grew to $78,801, a 9.5% increase from $71,993 last year. The increase in both periods was mainly the result of strong demand for wireless infrastructure and power conversion products. Net sales in China increased 19.5% to $12,591 in the second quarter of fiscal 2007 and increased 17.2% to $25,259 in the first six months of fiscal 2007. The improvement in net sales in China was primarily due to increased sales of infrastructure products for 2.5G and 3G applications, as well as power conversion products for industrial uninterruptible power supply applications, partially offset by a decline in network access products. Net sales in Japan increased 17.7% to $6,710 and 21.1% to $13,229 in the second quarter and first six months of fiscal 2007, respectively, mainly due to growth in 3G infrastructure and power conversion products for RF Plasma customers. Additionally, the growth in demand for network access and power conversion products was the main contributor to the net sales increase of 12.0% and 5.0% in Singapore during the second quarter and first six months of fiscal 2007, respectively, to $5,741 and $10,616. Gross margin in Asia/Pacific decreased to 22.9% from 23.6% during the second quarter of fiscal 2007 and 2006, respectively. During the first six months of fiscal 2007, gross margin decreased to 23.6% from 24.1% last year. The decline in gross margin for the two periods was mainly due to an increase in sales mix of lower margin wireless products.

Net sales in Europe grew 14.0% in the second quarter of fiscal 2007 to $39,799 from $34,925 in the same period a year ago. For the first six months of fiscal 2007, net sales increased 12.5% to $76,219 as compared to $67,731 in the same period last year. The net sales growth in both periods was the result of increased demand in wireless, display system, and electron device products, partially offset by a decline in security system products. Net sales in Germany increased 26.7% to $10,995 in the second quarter of fiscal 2007 and increased 28.0% to $21,011 in the six-month period of fiscal 2007. The net sales growth in Germany for both periods was due to increased sales of infrastructure, network access, power conversion, and display system products. Net sales in Spain increased 39.5% during the second quarter of fiscal 2007 to $3,824. For the six-month period of fiscal 2007, net sales in Spain increased 23.8% to $7,444. The increase for both periods was mainly due to an increase of sales for the passive/interconnect and network access products. In addition, net sales in Israel improved 34.1% to $3,729 and 26.6% to $6,882 in the second quarter and first six months of fiscal 2007, respectively, due primarily to growth in network access products. Gross margin in Europe decreased to 25.3% from 25.9% during the second quarter of fiscal 2007 and 2006, respectively. Gross margin during the first six months of fiscal 2007 decreased to 26.1% from 27.1% during the same period last year. The decline in gross margin was primarily due to an increase in sales of lower margin wireless products.

Net sales in Latin America decreased 19.4% in the second quarter of fiscal 2007 to $4,817 as compared with $5,980 in the same period of fiscal 2006. During the first half of fiscal 2007, net sales declined to $10,395, 13.2% lower than $11,980 last year. The decline for both periods was mainly due to a decrease in demand for security system products, partially offset by an increase in demand for electron device products. Gross margin in Latin America increased to 28.3% and 28.7% in the second quarter and first six months of fiscal 2007, respectively, versus 27.2% and 26.3% in the year ago periods due primarily due to a change in product mix to sales of higher margin electron device products.

Selling, General and Administrative Expenses

SG&A increased 11.9% to $36,130 in the second quarter of fiscal 2007 as compared with $32,283 in the same period last fiscal year. The increase in expenses was primarily due to higher payroll-related and advertising expenses to support sales growth, healthcare expenses, severance expense and other costs related to the 2007 Restructuring Plan of $559 and additional stock compensation expense of $319 related to the adoption of SFAS No. 123(R). During the first six months of fiscal 2007, SG&A increased to $71,509, an increase of 9.6% from $65,264 in the prior year. The increase in expenses was primarily due to higher payroll-related and advertising expenses to support sales growth, healthcare expenses, severance expense and other costs related to the 2007 Restructuring Plan of $1,427, restatement related expenses of $570, and additional stock compensation expense of $493 related to the adoption of SFAS No. 123(R). For the second quarter of fiscal 2007, total SG&A increased to 21.8% of net sales, compared with 20.7% in last fiscal year’s second quarter. SG&A increased to 21.6% of net sales during the first six months of fiscal 2007 from 20.8% last year.

Other (Income) Expense

In the second quarter of fiscal 2007, other (income) expense decreased to an expense of $1,896 from an expense of $6,247 during the second quarter of fiscal 2006. For the first six months of fiscal 2007, other (income) expense declined to an expense of $7,770 from an expense of $8,323 last year. For both periods, the decline in expense related to favorable foreign currency exchange rate changes partially offset by an increase in interest expense. Additionally, during the first half of fiscal 2007, the decline in expense was further offset by costs associated with the retirement of long-term debt. Other (income) expense included a foreign exchange gain of $189 during the second quarter of fiscal 2007 as compared to a foreign exchange loss of $3,819 last year. During the first six months of fiscal 2007 and 2006, the foreign exchange loss declined to a loss of $205 from a loss of $3,682, respectively. The foreign exchange variance is due to the weakening of the U.S. dollar, primarily related to receivables due from foreign subsidiaries to the U.S. parent company and denominated in foreign currencies. Interest expense increased to $2,797 for the second quarter of fiscal 2007 as compared with $2,320 during the same period of last fiscal year. During the first half of fiscal 2007, interest expense increased to $5,780 from $4,597 in the prior year. The increase in interest expense is due to higher average balances on the Company’s multi-currency revolving credit agreement (credit agreement) and an increase in interest rates. The Company’s weighted average interest rates increased to 7.5% in the first six months of fiscal 2007 as compared to 7.1% in the prior year. The first half of fiscal 2007 included costs associated with the retirement of long-term debt of $2,540 due to the Company entering into two separate agreements in August 2006 with certain holders of the Company’s 8% convertible senior subordinated notes (8% notes) to purchase $14,000 of the 8% notes.

Income Tax Provision

The effective income tax rates for the second quarter and first six months of fiscal 2007 were 51.1% and 100.7%, respectively, as compared with 70.6% and 54.2% for the second quarter and first six months of fiscal 2006, respectively. The difference between the effective tax rates as compared to the U.S. federal statutory rate of 34% primarily results from the Company’s geographical distribution of taxable income or losses and valuation allowances related to net operating losses. For the six months ended December 2, 2006, the tax benefit primarily related to domestic net operating losses was limited by the requirement for a valuation allowance of $2,403, which increased the effective income tax rate by 104.5%. For the six months ended December 3, 2005, the tax benefit primarily related to domestic net operating losses was limited by the requirement for a valuation allowance of $2,204, which increased the effective income tax rate by 47.8%. During the second quarter of fiscal 2006, income tax reserves of approximately $1,000 for certain income tax exposures were reversed because the statute of limitations with respect to these income tax exposures expired.

Net Income (Loss) and Per Share Data

Net income for the second quarter of fiscal 2007 was $1,082, or $0.06 per diluted common share and $0.06 per Class B diluted common share as compared with net income of $293 for the second quarter of fiscal 2006, or $0.02 per diluted common share and $0.02 per Class B diluted common share. Net loss for the first six months of fiscal 2007 was $17, or $0.00 per diluted common share and $0.00 per Class B diluted common share as compared with net income for the first six months of fiscal 2006 of $2,113, or $0.12 per diluted common share and $0.11 per Class B diluted common share.

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

Cash and cash equivalents were $13,610 at December 2, 2006, as compared to $17,010 at fiscal 2006 year end. Cash used in operating activities in the first six months of fiscal 2007 was $3,822 primarily due to higher inventories and lower accounts payable and accrued liabilities partially offset by lower accounts receivable. The increase in inventories was due to higher inventory stocking levels to support anticipated sales growth. Accounts payable balances decreased due to timing of payments for inventory. Accrued liabilities decreased due to payments of interest on long-term debt and remittance of foreign sales and use taxes. Accounts receivable declined during the first six months of fiscal 2007 due to a decline in sales volume during the last two months of the period as compared with the last two months of fiscal 2006. Cash provided by operating activities for the first six months of fiscal 2006 was $6,847 due mainly to higher accounts payable, partially offset by increased inventories. The increase in inventories was due to inventory stocking programs to support anticipated sales growth.

Net cash provided by investing activities of $818 in the first six months of fiscal 2007 was mainly due to the liquidation of $3,500 of long-term investments, partially offset by capital expenditures of $2,725 primarily related to information technology projects. Net cash used in investing activities of $9,296 in the first six months of fiscal 2006 was mainly a result of the acquisition of A.C.T. Kern GmbH & Co. KG with a cash outlay of $6,583, net of cash acquired, the acquisition of Image Systems of $250, and capital expenditures of $2,737.

Net cash used in financing activities of $931 in the first six months of fiscal 2007 primarily related to cash payments on the early debt retirement of $7,215 and dividend payments of $1,379, partially offset by net debt borrowings of $7,601. During the first six months of fiscal 2006, net cash used in financing activities was $6,507 primarily related to net payments of debt in the amount of $4,086 and dividend payments of $1,367.

The Company maintains $8,000 of the 8% notes in current portion of long-term debt at December 2, 2006. The current portion of long-term debt is due to the Company entering into two separate agreements in August 2006 with certain holders of its 8% notes to purchase $14,000 of the 8% notes. On September 8, 2006, the Company purchased $6,000 of the 8% notes, and on December 8, 2006, the Company purchased $8,000 of the 8% notes. The purchases were financed through additional borrowings under the Company’s credit agreement. As the 8% notes are subordinate to the Company’s existing credit agreement, the Company received a waiver from its lending group to permit the purchases. In the first quarter of fiscal 2007, the Company recorded costs associated with the retirement of long-term debt of $2,540 in connection with the purchases, which includes the write-off of previously capitalized deferred financing costs of $625.

In October 2004, the Company renewed its credit agreement with the current lending group in the amount of approximately $109,000. On August 4, 2006, the Company amended its credit agreement and decreased the facility to approximately $97,700 (the size of the credit line varies based on fluctuations in foreign currency exchange rates). The credit agreement expires in October 2009, and the outstanding balance at that time will become due. The portion of the credit line available for the Company to borrow is limited by the amount of collateral and certain covenants in the credit agreement. The credit agreement is principally secured by the Company’s trade receivables and inventory. The credit agreement bears interest at applicable LIBOR rates plus a margin, varying with certain financial performance criteria. At December 2, 2006, the applicable margin was 2.25%, $65,125 was outstanding under the credit agreement, outstanding letters of credit were $700, the unused line was $31,874, and the available credit line was limited to $4,924 due to covenants related to maximum permitted leverage ratios. The commitment fee related to the credit agreement is

0.25% per annum payable quarterly on the average daily unused portion of the aggregate commitment. The Company’s credit agreement consists of the following facilities as of December 2, 2006:

	Capacity	Amount Outstanding	Interest Rate
U.S. Facility	$70,000	$45,300	7.66%
Canada Facility	9,639	2,748	6.00%
UK Facility	8,846	8,728	7.40%
Euro Facility	6,622	6,621	5.73%
Japan Facility	2,592	1,728	2.75%

Total	$97,699	$65,125	7.23%

Note:	Due to maximum permitted leverage ratios, the amount of the unused line cannot be calculated on a facility-by-facility basis.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The standard clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability. SFAS No. 157 will be effective for the Company beginning in fiscal 2009. The Company is currently assessing the impact that SFAS No. 157 may have on the financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB No. 108) regarding the quantification of financial statement misstatements. SAB No. 108 requires a “dual approach” for quantifications of errors using both a method that focuses on the income statement impact, including the cumulative effect of prior years’ misstatements, and a method that focuses on the period-end balance sheet. SAB No. 108 will be effective for the Company beginning in fiscal 2008.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Risk Management and Market Sensitive Financial Instruments

Certain operations, assets, and liabilities of the Company are denominated in foreign currencies subjecting the Company to foreign currency exchange risk. In addition, some of the Company’s debt financing varies with market rates exposing the Company to the market risk from changes in interest rates. In order to provide the user of these financial statements guidance regarding the magnitude of these risks, the Securities and Exchange Commission requires the Company to provide certain quantitative disclosures based upon hypothetical assumptions. Specifically, these disclosures require the calculation of the effect of a 10% increase in market interest rates and a uniform 10% strengthening of the U.S. dollar against foreign currencies on the reported net earnings and financial position of the Company.

The Company’s multi-currency revolving credit agreement’s interest rate varies based on market interest rates. Had interest rates increased 10%, additional interest expense, tax effected, would have increased the net loss by an estimated $145 in the first six months of fiscal 2007, and decreased the net income by an estimated $35 in the first six months of fiscal 2006.

The Company’s foreign denominated assets and liabilities are cash, accounts receivable, inventory, accounts payable, and intercompany receivables and payables, primarily in Canada, member countries of the European Union, Asia/Pacific and, to a lesser extent, Latin America. Tools that the Company may use to manage foreign exchange exposures include currency clauses in sales contracts, local debt to offset asset exposures and forward contracts to hedge significant transactions. The Company has not entered into any forward contracts in fiscal 2007 or 2006.

Had the U.S. dollar strengthened 10% against various foreign currencies, sales would have been lower by an estimated $7,200 and $13,600 for the second quarter and first six months of fiscal 2007, respectively, and an estimated $6,400 and $12,400 for the second quarter and first six months of fiscal 2006, respectively. Total assets would have declined by an estimated $14,100 as of the quarter ended December 2, 2006 and an estimated $12,800 as of the fiscal year ended June 3, 2006, while the total liabilities would have decreased by an estimated $3,900 as of the quarter ended December 2, 2006 and an estimated $3,500 as of the fiscal year ended June 3, 2006.

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

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of December 2, 2006. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

(b)	Changes in Internal Control over Financial Reporting

In the Company’s Form 10-K for the year ended June 3, 2006, as of June 3, 2006, the Company reported a material weakness in its internal control over financial reporting relating to controls over the evaluation of the reasonableness of assumptions with respect to the realizability of certain deferred tax assets. The Company did not have appropriate controls in place to determine that valuation allowances provided for deferred tax assets were calculated in accordance with income tax accounting standards. This control deficiency resulted in material errors in the deferred tax asset valuation allowances which required adjustment to the Company’s financial statements for fiscal 2006 and the third quarter of fiscal 2006 and restatement of the Company’s financial statements for fiscal 2005, for the third quarter of fiscal 2005 and for the first and second quarters of fiscal 2006.

During the first and second quarters of fiscal 2007, the Company’s management has implemented appropriate procedures to evaluate the realizability of all deferred tax assets.

Other than the actions mentioned above, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the first six months of fiscal 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of stockholders held on October 17, 2006, two proposals were submitted to a vote of the Company’s stockholders: (1) the election of directors; and (2) to ratify the selection of Ernst & Young LLP as the independent registered public accounting firm for fiscal 2007. Stockholders present in person or by proxy holding shares representing 44,294,513 votes out of a total of 45,333,292 votes entitled to be voted at the meeting, which was more than the number of votes necessary to constitute a quorum. The following table sets forth the results of the voting:

Proposal	Number of affirmative votes	Withheld authority
1. Election of Directors
Edward J. Richardson	38,231,111	6,063,402
Arnold R. Allen	39,146,597	5,147,916
Jacques Bouyer	41,900,460	2,394,053
Scott Hodes	38,231,732	6,062,781
Bruce W. Johnson	38,173,071	6,121,442
Ad Ketelaars	43,976,745	317,768
John R. Peterson	44,055,417	239,096
Harold L. Purkey	41,948,269	2,346,244
Samuel Rubinovitz	41,890,589	2,403,924

Proposal	For	Against	Abstain	Not Voted
2. Ratify the selection of Ernst & Young LLP	41,715,749	3,143	2,575,621	—

ITEM 6. EXHIBITS

See exhibit index which is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RICHARDSON ELECTRONICS, LTD.

Date: January 11, 2007	By:	/s/ David J. DeNeve
David J. DeNeve
Senior Vice President and
Chief Financial Officer

(on behalf of the Registrant and as Principal financial and accounting officer)

Exhibit Index

(c)	EXHIBITS

Exhibit Number	Description
3(a)	Restated Certificate of Incorporation of the Company, incorporated by reference to Appendix B to the Proxy Statement / Prospectus dated November 13, 1986, incorporated by reference to the Company's Registration Statement on Form S-4, Commission File No. 33-8696.

3(b)	Amended and Restated By-laws of the Company, incorporated by reference to Exhibit 3.1 of the Company's Report on Form 8-K dated July 20, 2006, Commission File No. 000-12906.

10(ai)(5)	Fifth Amendment to Purchase and Sale Agreement dated October 30, 2006 between the Company and TAB Construction Company.

10(ai)(6)	Sixth Amendment to Purchase and Sale Agreement dated December 20, 2006 between the Company and TAB Construction Company.

10(as)	Employment, Nondisclosure and Non-Compete Agreement between the Company and Bart Petrini incorporated by reference to Exhibit 99.1 to the Company’s Current Report of Form 8-K dated November 7, 2006 Commission File No. 000-12906.

31.1	Certification of Edward J. Richardson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed pursuant to Part I).

31.2	Certification of David J. DeNeve pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed pursuant to Part I).

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed pursuant to Part I).