Form 10-Q
period 2007-03-03
RICHARDSON ELECTRONICS LTD/DE
filed 2007-04-12
CIK 355948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 3, 2007

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

As of April 10, 2007, there were outstanding 14,564,199 shares of Common Stock, $0.05 par value, inclusive of 1,249,256 shares held in treasury, and 3,048,258 shares of Class B Common Stock, $0.05 par value, which are convertible into Common Stock of the registrant on a share for share basis.

		Page
Part I.	Financial Information
Item 1.	Financial Statements	2
	Condensed Consolidated Balance Sheets as of March 3, 2007 and June 3, 2006	2
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three-Month and Nine-Month Periods Ended March 3, 2007 and March 4, 2006	3
	Condensed Consolidated Statements of Cash Flows for the Three-Month and Nine-Month Periods Ended March 3, 2007 and March 4, 2006	4
	Notes to Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28
Item 4.	Controls and Procedures	29

Part II.	Other Information
Item 1.	Legal Proceedings	30
Item 1A.	Risk Factors	30
Item 3.	Defaults Upon Senior Securities	30
Item 5.	Other Information	30
Item 6.	Exhibits	32
Signatures		33
Exhibit Index		34

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Richardson Electronics, Ltd.

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

	Unaudited March 3, 2007	June 3, 2006
Assets
Current assets:
Cash and cash equivalents	$12,363	$17,010
Receivables, less allowance of $2,318 and $2,142	115,474	115,733
Inventories	131,007	117,320
Prepaid expenses	7,635	3,739
Deferred income taxes	1,057	1,527

Total current assets	267,536	255,329

Non-current assets:
Property, plant and equipment, net	31,647	32,357
Goodwill	13,179	13,068
Other intangible assets, net	2,016	2,413
Non-current deferred income taxes	1,335	1,300
Assets held for sale	1,243	1,018
Other assets	1,831	3,814

Total non-current assets	51,251	53,970

Total assets	$318,787	$309,299

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$56,407	$52,494
Accrued liabilities	28,479	30,588
Current portion of long-term debt	16	14,016

Total current liabilities	84,902	97,098

Non-current liabilities:
Long-term debt, less current portion	133,433	112,792
Non-current liabilities	1,803	1,169

Total non-current liabilities	135,236	113,961

Total liabilities	220,138	211,059

Commitments and contingencies	—	—

Stockholders’ equity
Common stock, $0.05 par value; issued 15,813 shares at March 3, 2007 and 15,663 shares at June 3, 2006	791	783
Class B common stock, convertible, $0.05 par value; issued 3,048 shares at March 3, 2007 and 3,093 shares at June 3, 2006	152	155
Preferred stock, $1.00 par value, no shares issued	—	—
Additional paid-in-capital	118,536	119,149
Common stock in treasury, at cost, 1,249 shares at March 3, 2007 and 1,261 shares at June 3, 2006	(7,404)	(7,473)
Accumulated deficit	(18,028)	(19,048)
Accumulated other comprehensive income	4,602	4,674

Total stockholders’ equity	98,649	98,240

Total liabilities and stockholders’ equity	$318,787	$309,299

See notes to condensed consolidated financial statements.

Richardson Electronics, Ltd.

Condensed Consolidated Statements of Operations

And Comprehensive Income (Loss)

(Unaudited)(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	March 3, 2007	March 4, 2006	March 3, 2007	March 4, 2006

Statements of Operations

Net sales	$160,141	$152,128	$491,702	$466,110
Cost of sales	121,093	115,039	370,756	350,983

Gross profit	39,048	37,089	120,946	115,127
Selling, general, and administrative expenses	35,877	35,502	107,386	100,766
(Gain) loss on disposal of assets	(2,418)	75	(2,098)	(87)

Operating income	5,589	1,512	15,658	14,448

Other (income) expense:
Interest expense	2,706	2,479	8,486	7,076
Investment income	(71)	(117)	(885)	(248)
Foreign exchange (gain) loss	110	(1,611)	315	2,071
Retirement of long-term debt expenses	—	—	2,540	—
Other, net	15	54	74	229

Total other expense	2,760	805	10,530	9,128

Income before income taxes	2,829	707	5,128	5,320
Income tax provision	1,792	1,853	4,108	4,353

Net income (loss)	$1,037	$(1,146)	$1,020	$967

Net income (loss) per share – basic:
Common stock	$0.06	$(0.07)	$0.06	$0.06

Common stock average shares outstanding	14,559	14,328	14,493	14,310

Class B common stock	$0.05	$(0.06)	$0.05	$0.05

Class B common stock average shares outstanding	3,048	3,093	3,048	3,093

Net income (loss) per share – diluted:
Common stock	$0.06	$(0.07)	$0.06	$0.06

Common stock average shares outstanding	17,732	14,328	17,638	17,476

Class B common stock	$0.05	$(0.06)	$0.05	$0.05

Class B common stock average shares outstanding	3,048	3,093	3,048	3,093

Dividends per common share	$0.040	$0.040	$0.120	$0.120

Dividends per Class B common share	$0.036	$0.036	$0.108	$0.108

Statements of Comprehensive Income (Loss)

Net income (loss)	$1,037	$(1,146)	$1,020	$967
Foreign currency translation, net of income tax effect	(50)	772	255	2,151
Fair value adjustments on investments, net of income tax effect	7	99	(483)	175

Comprehensive income (loss)	$994	$(275)	$792	$3,293

See notes to condensed consolidated financial statements.

Richardson Electronics, Ltd.

Condensed Consolidated Statements of Cash Flows

(Unaudited)(in thousands)

	Three Months Ended		Nine Months Ended
	March 3, 2007	March 4, 2006	March 3, 2007	March 4, 2006

Operating activities:
Net income (loss)	$1,037	$(1,146)	$1,020	$967
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,538	1,583	4,655	4,648
(Gain) loss on disposal of assets	(2,418)	75	(2,098)	(87)
Retirement of long-term debt expenses	—	—	2,540	—
Deferred income taxes	646	(1,239)	417	(1,723)
Receivables	1,708	932	5,016	(1,031)
Inventories	(6,966)	(762)	(14,797)	(7,265)
Accounts payable and accrued liabilities	(1,978)	(1,329)	(6,517)	7,914
Other liabilities	492	68	606	(264)
Other	304	(407)	(301)	1,463

Net cash provided by (used in) operating activities	(5,637)	(2,225)	(9,459)	4,622

Investing activities:
Capital expenditures	(1,991)	(1,492)	(4,716)	(4,229)
Proceeds from sale of assets	3,066	—	3,109	274
Business acquisitions, net of cash acquired	—	—	—	(6,833)
Proceeds from sales of available-for-sale securities	—	554	3,682	1,290
Purchases of available-for-sale securities	—	(554)	(182)	(1,290)

Net cash provided by (used in) investing activities	1,075	(1,492)	1,893	(10,788)

Financing activities:
Proceeds from borrowings	64,600	104,801	202,011	194,898
Payments on debt	(51,840)	(96,691)	(181,650)	(190,874)
Proceeds from issuance of common stock	35	1	755	284
Cash dividends	(692)	(685)	(2,071)	(2,051)
Payments on retirement of long-term debt	(8,700)	—	(15,915)	—
Other	(16)	(327)	(674)	(1,665)

Net cash provided by financing activities	3,387	7,099	2,456	592

Effect of exchange rate changes on cash and cash equivalents	(72)	554	463	(15)

Increase (decrease) in cash and cash equivalents	(1,247)	3,936	(4,647)	(5,589)
Cash and cash equivalents at beginning of period	13,610	14,776	17,010	24,301

Cash and cash equivalents at end of period	$12,363	$18,712	$12,363	$18,712

See notes to condensed consolidated financial statements.

RICHARDSON ELECTRONICS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except per share amounts and except where indicated)

Note A – Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Item 10 of Regulation S-K. Accordingly, they do not include all the information and notes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the results of interim periods have been made and such adjustments were of a normal and recurring nature. The results of operations and cash flows for the three-month and nine-month periods ended March 3, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending June 2, 2007.

Richardson Electronics, Ltd.’s (the Company) fiscal quarter ends on the Saturday nearest the end of the quarter ending month. The first nine months of fiscal 2007 contained 39 weeks, while the first nine months of fiscal 2006 contained 40 weeks. The additional week occurred in the first quarter of fiscal 2006.

The financial information contained in this report should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 3, 2006.

Note B – Investment in Marketable Equity Securities

The Company’s investments are primarily equity securities, all of which are classified as available-for-sale and are carried at their fair value based on the quoted market prices. Proceeds from the sale of the securities were $3,682 during the first nine months of fiscal 2007. There were no sales of securities during the third quarter of fiscal 2007. During the third quarter and first nine months of fiscal 2006, proceeds from the sale of the securities were $554 and $1,290, respectively. During the second quarter of fiscal 2007, the Company retained $3,500 of the proceeds from the sale of securities, while in prior periods all proceeds from the sale of securities were reinvested. Gross realized gains on those sales were $724 during the first nine months of fiscal 2007. Gross realized gains on security sales for the third quarter and first nine months of fiscal 2006 were $84 and $185, respectively. Gross realized losses on security sales for the first nine months of fiscal 2007 were $64. During the third quarter and first nine months of fiscal 2006, gross realized losses on security sales were $46 and $89, respectively. Net unrealized holding gains of $11 and $178 for the third quarter and first nine months of fiscal 2007, respectively, and net unrealized holding gains of $160 and $283 for the same periods of fiscal 2006, have been included in accumulated comprehensive income for fiscal 2007 and 2006.

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
March 3, 2007
Common Stock	$—	$—	$—	$—	$—	$—
June 3, 2006
Common Stock	$623	$34	$158	$17	$781	$51

Note C – Assets Held for Sale

On April 5, 2007, the Company sold real estate and a building located in the United Kingdom for $1,882. The Company will record a pre tax gain on sale of approximately $1,400 during the fourth quarter of fiscal 2007 with respect to the sale of this property.

On December 29, 2006, the Company sold approximately 1.5 acres of real estate and a building located in Geneva, Illinois for $3,050. The Company recorded a gain of $2,473 during the third quarter of fiscal 2007 with respect to the sale of this property.

In July 2006, the Company offered to sell a building located in Brazil for $913. The Company does not anticipate recording a gain or loss on the sale of the building. The sale of the building is expected to close during the next year, however, the Company cannot give any assurance as to the actual timing or successful completion of the transaction.

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

	Goodwill
	Reportable Segments
	RFPD	EDG	SSD/ Burtek	DSG	Total
Balance at June 3, 2006	$252	$893	$1,812	$10,111	$13,068
Foreign currency translation	7	9	(106)	201	111

Balance at March 3, 2007	$259	$902	$1,706	$10,312	$13,179

The following table provides changes in carrying value of other intangible assets not subject to amortization:

	Other Intangible Assets Not Subject to Amortization
	Reportable Segments
	RFPD	EDG	SSD/ Burtek	DSG	Total
Balance at June 3, 2006	$—	$9	$321	$—	$330
Reclass	—	(9)	9	—	—
Foreign currency translation	—	—	(19)	—	(19)

Balance at March 3, 2007	$—	$—	$311	$—	$311

Intangible assets subject to amortization, as well as amortization expense are as follows:

	Intangible Assets Subject to Amortization
	March 3, 2007		June 3, 2006
	Gross Amounts	Accumulated Amortization	Gross Amounts	Accumulated Amortization
Deferred financing costs	$4,539	$2,834	$4,639	$2,559
Patents and trademarks	478	478	478	475

Total	$5,017	$3,312	$5,117	$3,034

Deferred financing costs decreased during the first nine months of fiscal 2007 primarily due to the write-off of previously capitalized deferred financing costs of $625 in the first quarter of fiscal 2007, related to the Company entering into agreements with certain holders to purchase $14,000 of the Company’s 8% convertible senior subordinated notes (8% notes). This decrease was partially offset by additional deferred financing costs associated with the Company entering into the fourth amendment of the Company’s multi-currency revolving credit agreement (credit agreement) in the first quarter of fiscal 2007.

Amortization expense for the three-month and nine-month periods ended March 3, 2007 and March 4, 2006 was as follows:

	Amortization Expense for Third Quarter		Amortization Expense for Nine Months
	FY 2007	FY 2006	FY 2007	FY 2006
Deferred financing costs	$143	$129	$364	$245
Patents and trademarks	—	—	3	1

Total	$143	$129	$367	$246

The amortization expense associated with the intangible assets subject to amortization is expected to be $488, $495, $495, $329, $209, and $53 in fiscal 2007, 2008, 2009, 2010, 2011, and 2012, respectively. The weighted average number of years of amortization expense remaining is 4.31.

Note E – Restructuring and Severance Charges

The Company implemented a global restructuring plan during the first quarter of fiscal 2007 (2007 Restructuring Plan). The 2007 Restructuring Plan is intended to reduce corporate and administrative expense, decrease the number of warehouses, and streamline much of the entire organization. During fiscal 2007, the Company plans to implement a more tax-effective supply chain structure for Asia/Pacific and Europe, restructure its Latin American operations, and reduce its total workforce, including the elimination and restructuring of layers of management.

As a result of the Company’s 2007 Restructuring Plan, restructuring charges of $1,491 were recorded in selling, general, and administrative expenses (SG&A) during the first nine months of fiscal 2007. Severance costs of $175 and $648 were paid during the third quarter and first nine months of fiscal 2007, respectively. During the third quarter and first nine months of fiscal 2007, the employee severance costs were adjusted $37 and $57, respectively, decreasing SG&A due to the difference between estimated severance costs and actual payouts. The remaining balance payable during fiscal 2007 has been included in accrued liabilities. As of March 3, 2007, the following table depicts the amounts associated with the activity related to the 2007 Restructuring Plan by reportable segment:

	Restructuring Liability June 3, 2006	For the nine months ended March 3, 2007			Restructuring Liability March 3, 2007
2007 Restructuring Plan		Reserve Recorded	Payment	Adjustment to Reserve
Employee severance costs:
RFPD	$—	$432	$(109)	$—	$323
EDG	—	57	(17)	—	40
SSD/Burtek	—	129	(112)	2	19
DSG	—	67	(67)	—	—
Corporate	—	806	(343)	(59)	404

Total	$—	$1,491	$(648)	$(57)	$786

As a result of the Company’s fiscal 2005 restructuring initiative (2005 Restructuring Plan), a restructuring charge, including severance and lease termination costs of $2,152, was recorded in SG&A in the third quarter of fiscal 2005. During the fourth quarter of fiscal 2005, the employee severance and related costs were adjusted, resulting in a $183 decrease in SG&A due to the difference between estimated severance costs and the actual payouts. During fiscal 2006, the employee severance and related costs were adjusted $123, decreasing SG&A due to the difference between estimated severance costs and actual payouts. Severance costs of $724 and $1,108 were paid in fiscal 2006 and 2005, respectively. During the first nine months of fiscal 2007, severance costs of $14 were paid. Terminations affected over 60 employees across various business functions, operating units, and geographic regions. As of March 3, 2007, the following table depicts the amounts associated with the activity related to the 2005 Restructuring Plan by reportable segment:

	Restructuring Liability June 3, 2006	For the nine months ended March 3, 2007			Restructuring Liability March 3, 2007
2005 Restructuring Plan		Reserve Recorded	Payment	Adjustment to Reserve
Employee severance and related costs:
Corporate	$14	$—	$(14)	$—	$—

Total	$14	$—	$(14)	$—	$—

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

Changes in the warranty reserve for the first nine months ended March 3, 2007 were as follows:

Warranty Reserve
Balance at June 3, 2006	$836
Accruals for products sold	479
Utilization	(432)
Adjustment	(386)

Balance at March 3, 2007	$497

During the second quarter of fiscal 2003, DSG provided a three-year warranty on some of its products. As a result of lower than anticipated failure rates and lower sales volume of products with this warranty feature, reserve adjustments of $386 were recorded during the first nine months of fiscal 2007.

Note G – Debt

Long-term debt consists of the following:

	March 3, 2007	June 3, 2006
7 3/4% notes, due December 2011	$44,683	$44,683
8% notes, due June 2011	11,000	25,000
Multi-currency revolving credit agreement, due October 2009 (7.20% at March 3, 2007)	77,743	57,089
Other	23	36

Total debt	133,449	126,808
Less: current portion	(16)	(14,016)

Long-term debt	$133,433	$112,792

At March 3, 2007, the Company maintained $133,433 in long-term debt, primarily in the form of two series of convertible notes and a credit agreement. On September 8, 2006, the Company purchased $6,000 of the 8% notes, and on December 8, 2006, the Company purchased $8,000 of the 8% notes. The purchases were financed through additional borrowings under the Company’s existing credit agreement. As the 8% notes are subordinate to the credit agreement, the Company received a waiver from its lending group to permit the purchases. In the first quarter of fiscal 2007, the Company recorded costs associated with the retirement of long-term debt of $2,540 in connection with the purchases, which includes the write-off of previously capitalized deferred financing costs of $625.

In October 2004, the Company renewed its credit agreement with the current lending group in the amount of approximately $109,000. On August 4, 2006, the Company amended its credit agreement and decreased the facility to approximately $97,500 (the size of the credit line varies based on fluctuations in foreign currency exchange rates). The credit agreement expires in October 2009, and the outstanding balance at that time will become due. The portion of the credit line available for the Company to borrow is limited by the amount of collateral and certain covenants in the credit agreement. The credit agreement is principally secured by the Company’s trade receivables and inventory. The credit agreement bears interest at applicable LIBOR rates plus a margin, varying with certain financial performance criteria. At March 3, 2007, the applicable margin was 2.00%, $77,743 was outstanding under the credit agreement, outstanding letters of credit were $577, and the unused line was $19,214. None of this unused line was available for the Company to borrow because the Company was not in compliance with credit agreement covenants with respect to the leverage ratio for the third quarter ending March 3, 2007. The commitment fee related to the credit agreement is 0.25% per annum payable quarterly on the average daily unused portion of the aggregate commitment. The Company’s credit agreement consists of the following facilities as of March 3, 2007:

	Capacity	Amount Outstanding	Interest Rate
U.S. Facility	$77,500	$60,400	7.46%
Canada Facility	2,064	341	6.00%
UK Facility	8,820	8,703	7.43%
Euro Facility	6,597	6,597	5.65%
Japan Facility	2,553	1,702	2.75%

Total	$97,534	$77,743	7.20%

Note: Due to maximum permitted leverage ratios, the amount of the unused line cannot be calculated on a facility-by-facility basis.

On January 19, 2007, the Company executed an amendment to the credit agreement to facilitate the implementation of a European cash sweeping program. In addition, the amendment decreased the Company’s Canada Facility and increased the Company’s U.S. Facility by approximately $7,500.

On March 3, 2007, the Company was not in compliance with credit agreement covenants with respect to the leverage ratio. On April 5, 2007, the Company received a waiver from its lending group for the default.

Note H – Income Taxes

The effective income tax rates for the third quarter and first nine months of fiscal 2007 were 63.3% and 80.1%, respectively, as compared with 262.1% and 81.8% for the third quarter and first nine months of fiscal 2006, respectively. The difference between the effective tax rates as compared to the U.S. federal statutory rate of 34% primarily results from the Company’s geographical distribution of taxable income or losses and valuation allowances related to net operating losses. For the nine months ended March 3, 2007, the tax benefit primarily related to domestic net operating losses was limited by the requirement for a valuation allowance of $2,882, which increased the effective income tax rate by 56.2%. For the nine months ended March 4, 2006, the tax benefit primarily related to net operating losses was limited by the requirement for a valuation allowance of $3,646, which increased the effective income tax rate by 68.5%. During the second quarter of fiscal 2006, income tax reserves of approximately $1,000 for certain income tax exposures were reversed because the statute of limitations with respect to these income tax exposures expired.

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

Diluted earnings per share is calculated by dividing net income, adjusted for interest savings, net of tax, on assumed conversion of convertible debentures and notes, by the actual shares outstanding and share equivalents that would arise from the exercise of stock options, certain restricted stock awards, and the assumed conversion of convertible debentures and notes when dilutive. The Company’s 7 3/4% convertible senior subordinated notes (7 3/4% notes) and 8% notes are excluded from the calculation for the third quarter and first nine months of fiscal 2007 and 2006, and the Company’s 8 1/4% convertible senior subordinated debentures and 7 1/4% convertible debentures are excluded from the calculation for the first nine months of fiscal 2006, as assumed conversion and the effect of the interest savings would be anti-dilutive. The per share amounts presented in the Condensed Consolidated Statements of Operations for the third quarter and first nine months of fiscal 2007 and 2006 are based on the following amounts:

	Third Quarter		Nine Months
	FY 2007	FY 2006	FY 2007	FY 2006
Numerator for basic and diluted EPS:
Net income (loss)	$1,037	$(1,146)	$1,020	$967
Less dividends:
Common stock	583	573	1,740	1,716
Class B common stock	109	112	331	335

Undistributed earnings (losses)	$345	$(1,831)	$(1,051)	$(1,084)

Common stock undistributed earnings (losses)	$290	$(1,533)	$(884)	$(907)
Class B common stock undistributed earnings (losses) – basic	55	(298)	(167)	(177)

Total undistributed earnings (losses) – common stock and
Class B common stock – basic	$345	$(1,831)	$(1,051)	$(1,084)

Common stock undistributed earnings (losses)	$291	$(1,533)	$(885)	$(908)
Class B common stock undistributed earnings (losses) – diluted	54	(298)	(166)	(176)

Total undistributed earnings (losses) – Class B common stock – diluted	$345	$(1,831)	$(1,051)	$(1,084)

Denominator for basic and diluted EPS:
Denominator for basic EPS:
Common stock weighted average shares	14,559	14,328	14,493	14,310
Class B common stock weighted average shares, and shares under if-converted method for diluted earnings per share	3,048	3,093	3,048	3,093
Effect of dilutive securities:
Unvested restricted stock awards	3	—	5	4
Dilutive stock options	122	—	92	69

Denominator for diluted EPS adjusted weighted average shares and assumed conversions	17,732	17,421	17,638	17,476

Net income (loss) per share:
Common stock – basic	$0.06	$(0.07)	$0.06	$0.06

Class B common stock – basic	$0.05	$(0.06)	$0.05	$0.05

Common stock – diluted	$0.06	$(0.07)	$0.06	$0.06

Class B common stock – diluted	$0.05	$(0.06)	$0.05	$0.05

As of the third quarter and first nine months of fiscal 2007, 1,762 common stock options and 1,792 common stock options, respectively, were anti-dilutive and were not included in the dilutive earnings per common share calculation. As of the third quarter and first nine months of fiscal 2006, 2,009 common stock options and 1,940 common stock options, respectively, were anti-dilutive and were not included in the dilutive earnings per common share calculation.

Note J – Stock-Based Compensation

Prior to fiscal 2007, the Company accounted for its stock-based compensation under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations (APB No. 25), and adopted the disclosure-only provision of SFAS No. 123, Accounting for Stock-Based Compensation. Under APB No. 25, no stock-based compensation cost was reflected in net income for grants of stock options prior to fiscal 2006 because the Company grants stock options with an exercise price equal to the market value of the stock on the date of grant. Stock-based compensation totaled approximately $185 and $552 for the third quarter and first nine months of fiscal 2006, respectively.

Under APB No. 25, pro-forma expense for stock options was calculated using a graded-vesting schedule over the applicable vesting period, which generally ranges from two to four years. Upon adoption of SFAS No. 123 (Revised 2004), Share-Based Payment, (SFAS No. 123(R)) the Company records compensation expense using a graded-vesting schedule over the applicable vesting period, or to the date on which retirement eligibility is achieved, if shorter (non-substantive vesting period approach). Had the Company used the fair value based accounting method for stock compensation expense prescribed by SFAS No. 123(R), the Company’s net income and earnings per share for the three-month and nine-month periods ended March 4, 2006 would have been reduced to the pro-forma amounts illustrated as follows (in thousands, except per share amounts):

	Quarter Ended March 4, 2006	Nine Months Ended March 4, 2006
Net income (loss) – as reported	$(1,146)	$967
Add: Reported stock-based compensation expense, net of taxes	2	5
Deduct: Fair valued based compensation expense, net of taxes	(185)	(552)

Pro-forma net income (loss)	$(1,329)	$420

Earnings per share, as reported:
Common stock – basic	$(0.07)	$0.06

Class B common stock – basic	$(0.06)	$0.05

Common stock – diluted	$(0.07)	$0.06

Class B common stock – diluted	$(0.06)	$0.05

Earnings per share, pro forma:
Common stock – basic	$(0.08)	$0.02

Class B common stock – basic	$(0.07)	$0.02

Common stock – diluted	$(0.08)	$0.02

Class B common stock – diluted	$(0.07)	$0.02

Effective June 4, 2006, the Company adopted SFAS No. 123 (R), which requires the measurement and recognition of compensation cost at fair value for all share-based payments, including stock options. Using the modified prospective method, stock-based compensation for the third quarter and first nine months of fiscal 2007 includes compensation expense, recognized over the applicable vesting periods, for new share-based awards and for share-based awards granted prior to, but not yet vested, as of June 3, 2006. Stock-based compensation totaled approximately $198 and $774 for the third quarter and first nine months of fiscal 2007, respectively.

Stock options granted to members of the Board of Directors generally vest immediately and stock options granted to employees generally vest over a period of five years and have contractual terms for exercise of ten years. Transactions during the first nine months of fiscal 2007 were as follows (in thousands, except option prices and years):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at June 3, 2006	1,851	$9.26
Granted	309	$8.68
Exercised	(105)	$7.18
Cancelled	(171)	$9.44

Options outstanding at March 3, 2007	1,884	$9.26	5.86	$1,409

Options exercisable at March 3, 2007	1,184	$9.73	4.10	$1,029

There were 5 and 105 stock options exercised during the third quarter and first nine months of fiscal 2007, respectively, with a realized gain of $8 and $261. The total intrinsic value of options exercised during the first nine months of fiscal 2006 totaled approximately $47. The weighted average fair value of stock option grants was $3.93 for the first nine months of fiscal 2007, and $3.19 and $3.15 for the third quarter and first nine months of fiscal 2006, respectively.

The fair value of stock options is estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Quarter Ended		Nine Months Ended
	March 3, 2007	March 4, 2006	March 3, 2007	March 4, 2006
Expected volatility	—	43.49%	48.2%	43.49%
Risk-free interest rate	—	4.49%	4.73%	4.29%
Expected lives	—	5.12	6.5	5.12
Annual cash dividend	$—	$0.16	$0.16	$0.16

Note: There were no options granted during the third quarter of fiscal 2007.

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

Accounts receivable, inventory, and goodwill are identified by SBU. Cash, net property, and other assets are not identifiable by SBU. Operating results for each SBU are summarized in the following table:

	Net Sales	Gross Profit	Direct Operating Contribution	Assets
Third Quarter Fiscal 2007
RFPD	$89,241	$20,576	$11,306	$128,537
EDG	24,384	7,922	4,925	46,347
SSD/Burtek	26,247	6,934	1,796	39,214
DSG	19,592	4,713	182	38,453

Total	$159,464	$40,145	$18,209	$252,551

Third Quarter Fiscal 2006
RFPD	$80,526	$19,049	$11,751	$109,966
EDG	21,907	7,099	4,458	41,772
SSD/Burtek	25,316	6,016	1,050	38,307
DSG	23,537	6,426	2,548	37,644

Total	$151,286	$38,590	$19,807	$227,689

Nine Months Fiscal 2007
RFPD	$270,567	$62,431	$36,297	$128,537
EDG	74,552	23,972	15,575	46,347
SSD/Burtek	80,657	21,446	5,807	39,214
DSG	62,801	14,870	1,615	38,453

Total	$488,577	$122,719	$59,294	$252,551

Nine Months Fiscal 2006
RFPD	$241,252	$55,890	$34,460	$109,966
EDG	70,352	22,543	14,448	41,772
SSD/Burtek	80,488	20,185	5,710	38,307
DSG	69,881	18,559	7,973	37,644

Total	$461,973	$117,177	$62,591	$227,689

A reconciliation of net sales, gross profit, operating income, and assets to the relevant consolidated amounts is as follows. Other current assets not identified include miscellaneous receivables and manufacturing inventories.

	Third Quarter		Nine Months
	FY 2007	FY 2006	FY 2007	FY 2006
Segment net sales	$159,464	$151,286	$488,577	$461,973
Corporate	677	842	3,125	4,137

Net sales	$160,141	$152,128	$491,702	$466,110

Segment gross profit	$40,145	$38,590	$122,719	$117,177
Manufacturing variances and other costs	(1,097)	(1,501)	(1,773)	(2,050)

Gross profit	$39,048	$37,089	$120,946	$115,127

Segment contribution	$18,209	$19,807	$59,294	$62,591
Manufacturing variances and other costs	(1,097)	(1,501)	(1,773)	(2,050)
Regional selling expenses	(2,581)	(4,219)	(9,132)	(14,253)
Administrative expenses	(11,360)	(12,500)	(34,829)	(31,927)
Gain (loss) on disposal of assets	2,418	(75)	2,098	87

Operating income	$5,589	$1,512	$15,658	$14,448

	March 3, 2007	June 3, 2006

Segment assets	$252,551	$232,619
Cash and cash equivalents	12,363	17,010
Other current assets	16,112	19,098
Net property	31,647	32,357
Non-current assets	6,114	8,215

Total assets	$318,787	$309,299

Geographic net sales information is primarily grouped by customer destination into five areas: North America, Asia/Pacific, Europe, Latin America, and Corporate. Europe includes sales to the Middle East and Africa. Net sales to Mexico are included as part of Latin America. Corporate consists of freight and sales which are not area specific.

Net sales and gross profit by geographic region are presented in the table below:

	Third Quarter		Nine Months
	FY 2007	FY 2006	FY 2007	FY 2006
Net Sales
North America	$74,393	$75,291	$238,909	$236,631
Asia/Pacific	40,505	34,707	119,306	106,700
Europe	39,867	34,138	116,086	101,869
Latin America	5,054	5,780	15,449	17,760
Corporate	322	2,212	1,952	3,150

Total	$160,141	$152,128	$491,702	$466,110

Gross Profit
North America	$20,584	$20,813	$64,138	$63,354
Asia/Pacific	9,947	8,805	28,528	26,164
Europe	10,369	10,298	30,261	28,665
Latin America	1,383	1,910	4,371	5,059
Corporate	(3,235)	(4,737)	(6,352)	(8,115)

Total	$39,048	$37,089	$120,946	$115,127

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The standard clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability. SFAS No. 157 will be effective for the Company beginning in fiscal 2009. The Company is currently assessing the impact that SFAS No. 157 may have on the financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB No. 108) regarding the quantification of financial statement misstatements. SAB No. 108 requires a “dual approach” for quantifications of errors using both a method that focuses on the income statement impact, including the cumulative effect of prior years’ misstatements, and a method that focuses on the period-end balance sheet. SAB No. 108 will be effective for the Company beginning in fiscal 2008. The Company does not expect the adoption to have a material impact on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159), including an amendment to SFAS No. 115. Under SFAS No. 159, entities may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The election, called the fair value option, will enable entities to achieve an offset accounting effect for changes in fair value of certain related assets and liabilities without having to apply complex hedge accounting provisions. SFAS No. 159 is expected to expand the use of fair value measurement consistent with the FASB’s long-term objectives for financial instruments. SFAS No. 159 will be effective for the Company beginning in fiscal 2009. The Company is currently evaluating the impact of the adoption of SFAS No. 159 on the financial statements.

Note M – Subsequent Events

On April 6, 2007, the Company entered into a definitive agreement with Honeywell International Inc. to sell certain assets and liabilities of the Company’s SSD/Burtek strategic business unit for $80 million in cash, subject to post-closing adjustments. The sale is subject to regulatory review. The Company anticipates the completion of the sale to occur in the fourth quarter of fiscal 2007 or the first quarter of fiscal 2008. Upon completion, the Company would report SSD/Burtek as a discontinued operation in accordance with the criteria of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

As of March 3, 2007, the net assets of SSD/Burtek included in the sale were approximately $33 million. Based on the Company’s tax structure and its ability to use existing net operating loss carryforwards to offset any gain in the U.S., the Company does not expect to pay income taxes as a result of the sale. After transaction expenses, net proceeds from the sale are estimated to be $76 million. Upon closing, the Company expects to record a gain on sale of approximately $43 million. The Company expects to use the net proceeds from the sale to pay down debt outstanding under its credit agreement.

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

The Company implemented a global restructuring plan during the first quarter of fiscal 2007 (2007 Restructuring Plan). The 2007 Restructuring Plan is intended to reduce corporate and administrative expense, decrease the number of warehouses, and streamline much of the entire organization. During fiscal 2007, the Company plans to implement a more tax-effective supply chain structure for Asia/Pacific and Europe, restructure its Latin American operations, and reduce its total workforce, including the elimination and restructuring of layers of management.

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

Results of Operations

Net Sales and Gross Profit Analysis

During the third quarter and first nine months of fiscal 2007, consolidated net sales increased 5.3% and 5.5%, respectively, due mainly to higher sales in wireless, power, and electron device products over the third quarter and first nine months of fiscal 2006, partially offset by a decline in display system sales. The first nine months of fiscal 2007 contained 39 weeks as compared to 40 weeks for the first nine months of fiscal 2006. The additional week occurred in the first quarter of fiscal 2006. Net sales by SBU and percent change are in the following table (in thousands):

Net Sales

	FY 2007	FY 2006	% Change
Third Quarter
RFPD	$89,241	$80,526	10.8%
EDG	24,384	21,907	11.3%
SSD/Burtek	26,247	25,316	3.7%
DSG	19,592	23,537	(16.8)%
Corporate	677	842

Total	$160,141	$152,128	5.3%

Nine Months
RFPD	$270,567	$241,252	12.2%
EDG	74,552	70,352	6.0%
SSD/Burtek	80,657	80,488	0.2%
DSG	62,801	69,881	(10.1)%
Corporate	3,125	4,137

Total	$491,702	$466,110	5.5%

Note: Corporate consists of freight, other non-specific net sales, and customer cash discounts.

Consolidated gross profit increased 5.3% to $39,048 and 5.1% to $120,946 in the third quarter and first nine months of fiscal 2007, respectively, as compared with $37,089 and $115,127 in the same periods last fiscal year, due mainly to an increase in sales volume of wireless and electron device products in addition to improved margins for security system products. Consolidated gross margin as a percentage of net sales was 24.4% in both the third quarters of fiscal 2007 and 2006. During the first nine months of fiscal 2007, gross margin declined slightly to 24.6% versus 24.7% last year. Gross profit reflects the distribution and manufacturing product margin less manufacturing variances, customer returns, scrap and cycle count adjustments, engineering costs, inventory overstock charges, and other provisions. Gross profit on freight, general inventory obsolescence provisions, and miscellaneous costs are included under the caption “Corporate.” Gross profit by SBU and percent of SBU sales are presented in the following table (in thousands):

Gross Profit

	FY 2007	% of Net Sales	FY 2006	% of Net Sales

Third Quarter
RFPD	$20,576	23.1%	$19,049	23.7%
EDG	7,922	32.5%	7,099	32.4%
SSD/Burtek	6,934	26.4%	6,016	23.8%
DSG	4,713	24.1%	6,426	27.3%
Corporate	(1,097)		(1,501)

Total	$39,048	24.4%	$37,089	24.4%

Nine Months
RFPD	$62,431	23.1%	$55,890	23.2%
EDG	23,972	32.2%	22,543	32.0%
SSD/Burtek	21,446	26.6%	20,185	25.1%
DSG	14,870	23.7%	18,559	26.6%
Corporate	(1,773)		(2,050)

Total	$120,946	24.6%	$115,127	24.7%

Note: Corporate consists of freight, other non-specific gross profit, and customer cash discounts.

Net sales and gross profit trends are analyzed for each strategic business unit in the discussion below.

RF, Wireless & Power Division

RFPD net sales increased 10.8% in the third quarter of fiscal 2007 to $89,241 as compared with $80,526 in the same period last year. For the nine-month period of fiscal 2007, net sales increased to $270,567, a 12.2% increase from $241,252 in the year-to-date period last year. The net sales growth for both periods was due mainly to an increase in demand for infrastructure and power conversion products. The first nine months of fiscal 2007 also benefited from increased passive/interconnect product sales. Net sales of infrastructure products increased 45.4% to $26,500 and 32.8% to $76,472 in the third quarter and first nine months of fiscal 2007, respectively, as all four geographic regions improved over the prior year. Power conversion net sales were $12,355 for the third quarter of fiscal 2007, 29.9% higher than $9,510 for the same period last year. For the first nine months of fiscal 2007, net sales of power conversion products increased 30.6% to $35,521 as compared with $27,208 in the first nine months of last fiscal year. The growth in net sales of power conversion products in both periods was mainly due to growth in Asia/Pacific which benefited from RFPD’s penetration of the welding and steel manufacturing market with induction heating and power supply applications. Net sales of passive/interconnect products increased 8.3% to $43,920 in the first nine months of fiscal 2007 as compared with $40,537 in the prior fiscal year. The increase was mainly due to higher sales in Europe and Asia/Pacific. The net sales growth was the main contributor to the gross profit increase of 8.0% and 11.7% to $20,576 and $62,431 for the third quarter and first nine months of fiscal 2007, respectively. For the third quarter of fiscal 2007, the gross margin percentage decreased to 23.1% from 23.7% due to shifts in product mix. For the nine-month period, the gross margin percentage remained relatively stable at 23.1% in fiscal 2007 as compared to 23.2% in fiscal 2006.

Electron Device Group

EDG net sales increased 11.3% to $24,384 in the third quarter of fiscal 2007 from $21,907 in the same period last fiscal year. In the first nine months of fiscal 2007, net sales increased 6.0% to $74,552 from $70,352 last year. The increase in the third quarter was due to growth in net sales of products to the semiconductor fabrication equipment industry, in addition to increases in tube sales. The increase for the nine-month period was due to growth in net sales of products to the semiconductor fabrication equipment industry, partially offset by a decline in tube sales. Net sales to the semiconductor fabrication equipment industry increased 36.1% to $5,976 during the third quarter of fiscal 2007 as compared with $4,390 during the third quarter of fiscal 2006. For the nine-month period of fiscal 2007, net sales to the semiconductor fabrication equipment industry increased to $16,942, a 37.2% increase from $12,345 in the first nine months of last fiscal year. For both periods, the increase in net sales to the semiconductor fabrication equipment industry was due mainly to higher sales in North America, Asia/Pacific, and Europe. EDG has targeted semiconductor equipment manufacturers as an important market segment by selling semiconductor fabrication equipment products for high frequency and high power applications. This market focus lends itself to EDG’s engineered solutions strategy of adding value to the component distribution sales by incorporating these products into subassemblies and assisting customers in product design. Tube sales increased 3.3% to $16,101 during the third quarter as compared to $15,581 last year. During the nine-month period, tube sales decreased 1.5% to $50,428 from $51,219 last year. Tube sales for the year-to-date period were adversely impacted by delayed inventory deliveries related to a major supplier’s facility relocation during the end of fiscal 2006 and first quarter of fiscal 2007; however, during the third quarter, inventory deliveries improved. The delivery delays are expected to fully return to a normal level by the end of fiscal 2007. EDG’s gross profit increased 11.6% and 6.3% to $7,922 and $23,972 during the third quarter and first nine months of fiscal 2007, respectively, due mainly to an increase in sales volume. Gross margin as a percentage of net sales increased slightly to 32.5% and 32.2% in the third quarter and first nine months of fiscal 2007, respectively, from 32.4% and 32.0% in the same periods of last fiscal year.

SSD/Burtek Systems

Net sales for SSD/Burtek increased 3.7% to $26,247 during the third quarter of fiscal 2007 as compared with net sales of $25,316 during third quarter of fiscal 2006. Net sales were relatively flat during the first nine months of fiscal 2007 at $80,657 as compared to $80,488 last year. The increase during the third quarter was mainly due to an increase in sales of distribution products, partially offset by a slight decrease in sales of private label products. Distribution products increased to $18,239, or 5.6% higher than $17,266 last year. Net sales of private label products decreased 1.0% to $7,835 during the third quarter of fiscal 2007 as compared with $7,916 during the same period of last fiscal year. Gross margin as a percent of net sales increased to 26.4% from 23.8% for the third quarter of fiscal 2007 and 2006, respectively. For the first nine months of fiscal 2007 and 2006, gross margin improved to 26.6% versus 25.1%, respectively. The gross margin improvement for both periods was mainly attributable to lower inventory overstock and scrap expense.

Display Systems Group

DSG net sales decreased 16.8% during the third quarter of fiscal 2007 to $19,592 as compared with $23,537 in the same period last fiscal year. Net sales for the nine-month period of fiscal 2007 declined 10.1% to $62,801 as compared with $69,881 in the same period last year. The decline in both periods was due to the decrease in the custom display, medical monitors, and cathode ray tube (CRT) product lines. Net sales of custom displays were $8,485 in the third quarter of fiscal 2007, 13.1% lower than $9,764 in the same period last year. In the first nine months of fiscal 2007, net sales of custom displays declined 9.1% to $27,541 from $30,294 in the same period last year. DSG has a project-based business and approximately 46% of the net sales decline in the year-to-date period in the custom display product line is due to the completion of a large project with the New York Stock Exchange during the first quarter of fiscal 2006. The remaining decline for both periods is due to a decline in project business. Net sales of medical monitors declined 25.7% to $7,983 during the third quarter of fiscal 2007 as compared with $10,737 last year. During the first nine months of fiscal 2007, net sales of medical monitors declined 8.4% to $26,350 from $28,772 last fiscal year. Net sales of CRT products decreased 37.0% to $1,319 in the third quarter of fiscal 2007 as compared to $2,094 last fiscal year. For the first nine months of fiscal 2007, net sales of CRT products declined 27.5% to $5,268 from $7,266 in the same period last year. The sales decline in CRT products was due to lower sales of display test equipment and the industry shift from CRT products to LCD and other display technologies. DSG’s gross profit decreased 26.7% to $4,713 during the third quarter of fiscal 2007, from $6,426 for the same time period last year. The gross profit in the first nine months of fiscal 2007 declined to $14,870, 19.9% lower than $18,559 last year. The decline primarily related to the decline in overall sales volume and the decreased sales of higher margin custom display and CRT product lines. The gross margin percentage decreased to 24.1% from 27.3% during the third quarter of fiscal 2007 and 2006, respectively, and declined to 23.7% from 26.6% during the first nine months of fiscal 2007 and 2006, respectively. The decline in gross margin was due to shifts in product mix. The year-to-date period also declined due to the reduction in warranty expense of $946 in the second quarter of fiscal 2006 as a result of a change in estimate due to favorable warranty experience.

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

Net Sales

	FY 2007	FY 2006	% Change
Third Quarter
North America	$74,393	$75,291	(1.2)%
Asia/Pacific	40,505	34,707	16.7%
Europe	39,867	34,138	16.8%
Latin America	5,054	5,780	(12.6)%
Corporate	322	2,212

Total	$160,141	$152,128	5.3%

Nine Months
North America	$238,909	$236,631	1.0%
Asia/Pacific	119,306	106,700	11.8%
Europe	116,086	101,869	14.0%
Latin America	15,449	17,760	(13.0)%
Corporate	1,952	3,150

Total	$491,702	$466,110	5.5%

Gross profit by geographic area and percent of geographic sales are presented in the following table (in thousands):

Gross Profit

	FY 2007	% of Net Sales	FY 2006	% of Net Sales
Third Quarter
North America	$20,584	27.7%	$20,813	27.6%
Asia/Pacific	9,947	24.6%	8,805	25.4%
Europe	10,369	26.0%	10,298	30.2%
Latin America	1,383	27.4%	1,910	33.0%
Corporate	(3,235)		(4,737)

Total	$39,048	24.4%	$37,089	24.4%

Nine Months
North America	$64,138	26.8%	$63,354	26.8%
Asia/Pacific	28,528	23.9%	26,164	24.5%
Europe	30,261	26.1%	28,665	28.1%
Latin America	4,371	28.3%	5,059	28.5%
Corporate	(6,352)		(8,115)

Total	$120,946	24.6%	$115,127	24.7%

Net sales in North America declined 1.2% in the third quarter of fiscal 2007 to $74,393 as compared with $75,291 in the same period of fiscal 2006. Net sales for the nine-month period of fiscal 2007 increased 1.0% to $238,909 as compared to $236,631 last year. The net sales decline for the third quarter was mainly due to a decrease in demand for display system products, partially offset by an increase in net sales of electron device and wireless products. The increase during the first nine months was due mainly to an increase in demand for electron device and wireless products, partially offset by a decrease in display system products. Gross margin increased slightly to 27.7% from 27.6% during the third quarter of fiscal 2007 and 2006, respectively. Gross margin remained consistent at 26.8% during the first nine months of fiscal 2007 and 2006.

Net sales in Asia/Pacific increased 16.7% to $40,505 in the third quarter of fiscal 2007 versus $34,707 in the same period last fiscal year. For the first nine months of fiscal 2007, net sales grew to $119,306, a 11.8% increase from $106,700 last year. The increase in both periods was mainly the result of strong demand for wireless infrastructure and power conversion products, partially offset by a decline in network access products. Net sales in China increased 45.7% to $14,065 in the third quarter of fiscal 2007 and increased 26.0% to $39,324 in the first nine months of fiscal 2007. The improvement in net sales in China was primarily due to increased sales of infrastructure products resulting from production integration of the Company’s designs in China’s 3G system market. Sales in China also increased due to continued strong demand for power conversion products in industrial uninterruptible power supply applications. Net sales in Japan increased 17.6% to $6,233 and 20.0% to $19,462 in the third quarter and first nine months of fiscal 2007, respectively, mainly due to growth in 3G infrastructure and power conversion products for RF Plasma customers. Gross margin in Asia/Pacific decreased to 24.6% from 25.4% during the third quarter of fiscal 2007 and 2006, respectively. During the first nine months of fiscal 2007, gross margin decreased to 23.9% from 24.5% last year. The decline in gross margin for the two periods was mainly due to an increase in sales mix of lower margin wireless products.

Net sales in Europe grew 16.8% in the third quarter of fiscal 2007 to $39,867 from $34,138 in the same period a year ago. For the first nine months of fiscal 2007, net sales increased 14.0% to $116,086 as compared to $101,869 in the same period last year. The net sales growth in both periods was the result of increased demand in wireless, power, electron device, and security system products. Net sales in Germany increased 24.2% to $10,387 in the third quarter of fiscal 2007 and increased 26.7% to $31,397 in the nine-month period of fiscal 2007. The net sales growth in Germany for both periods was due mainly to increased sales of infrastructure, network access, power conversion, display system, and industrial tube products. Net sales in France increased 26.4% during the third quarter of fiscal 2007 to $5,843. For the nine-month period of fiscal 2007, net sales in France increased 9.2% to $17,037. The increase for both periods was mainly due to an increase of sales in passive/interconnect, infrastructure, industrial tubes, and private label security system products. Net sales in Israel improved 25.8% to $3,557 and 26.3% to $10,438 in the third quarter and first nine months of fiscal 2007, respectively, due primarily to growth in network access and passive/interconnect products. In addition, net sales in the United Kingdom grew 20.7% to $5,297 and 13.7% to $15,392 in the third quarter and year-to-date periods of fiscal 2007, respectively, as a result of higher demand for network access and display systems products. Gross margin in Europe decreased to 26.0% from 30.2% during the third quarter of fiscal 2007 and 2006, respectively. Gross margin during the first nine months of fiscal 2007 decreased to 26.1% from 28.1% during the same period last year. The decline in gross margin for both periods was primarily due to an increase in sales of lower margin wireless products.

Net sales in Latin America decreased 12.6% in the third quarter of fiscal 2007 to $5,054 as compared with $5,780 in the same period of fiscal 2006. During the first nine months of fiscal 2007, net sales declined to $15,449, 13.0% lower than $17,760 last year. The decline for both periods was mainly due to a decrease in demand for wireless, electron device, and security system products. Gross margin in Latin America decreased to 27.4% and 28.3% in the third quarter and first nine months of fiscal 2007, respectively, versus 33.0% and 28.5% in the year ago periods due primarily due to shifts in product mix to sales of lower margin wireless products.

Selling, General and Administrative Expenses

SG&A remained relatively flat during the third quarter of fiscal 2007 at $35,877 as compared with $35,502 in the same period last fiscal year. During the first nine months of fiscal 2007, SG&A increased to $107,386, an increase of 6.6% from $100,766 in the prior year. The increase in expenses for the nine-month period was primarily due to higher payroll-related and advertising expenses to support sales growth, healthcare expenses, severance expense and other costs related to the 2007 Restructuring Plan of $1,788, additional stock compensation expense of $669 related to the adoption of SFAS No. 123(R), and restatement related expenses of $570. For the third quarter of fiscal 2007, total SG&A decreased to 22.4% of net sales, compared with 23.3% in last fiscal year’s third quarter. SG&A increased to 21.8% of net sales during the first nine months of fiscal 2007 from 21.6% last year.

Other (Income) Expense

In the third quarter of fiscal 2007, other (income) expense increased to an expense of $2,760 from an expense of $805 during the third quarter of fiscal 2006. The increase in expense for the third quarter related to an increase in interest expense in addition to unfavorable foreign currency exchange rate changes. Interest expense increased to $2,706 for the third quarter of fiscal 2007 as compared with $2,479 during the same period of last fiscal year. The increase in interest expense is due to higher average balances on the Company’s multi-currency revolving credit agreement (credit agreement) and an increase in interest rates. Other (income) expense included a foreign exchange loss of $110 during the third quarter of fiscal 2007 as compared to a foreign exchange gain of $1,611 last year. The foreign exchange variance is due to the strengthening of the U.S. dollar during the third quarter as compared last year, primarily related to receivables due from foreign subsidiaries to the U.S. parent company and denominated in foreign currencies.

In the first nine months of fiscal 2007, other (income) expense increased to an expense of $10,530 from an expense of $9,128 last year. The increase in expense for the nine-month period primarily related to an increase in interest expense and costs associated with the retirement of long-term debt, partially offset by favorable foreign currency exchange rate changes. During the first nine months of fiscal 2007, interest expense increased to $8,486 from $7,076 in the prior year. The increase in interest expense is due to higher average balances on the Company’s credit agreement and an increase in interest rates. The Company’s weighted average interest rates increased to 7.4% in the first nine months of fiscal 2007 as compared to 7.1% in the prior year. The first nine months of fiscal 2007 included costs associated with the retirement of long-term debt of $2,540 due to the Company entering into two separate agreements in August 2006 with certain holders of the Company’s 8% convertible senior subordinated notes (8% notes) to purchase $14,000 of the 8% notes. For the first nine months of fiscal 2007 versus last year, the foreign exchange loss declined to a loss of $315 from a loss of $2,071, respectively. The foreign exchange variance is due to the weakening of the U.S. dollar, primarily related to receivables due from foreign subsidiaries to the U.S. parent company and denominated in foreign currencies.

Income Tax Provision

The effective income tax rates for the third quarter and first nine months of fiscal 2007 were 63.3% and 80.1%, respectively, as compared with 262.1% and 81.8% for the third quarter and first nine months of fiscal 2006, respectively. The difference between the effective tax rates as compared to the U.S. federal statutory rate of 34% primarily results from the Company’s geographical distribution of taxable income or losses and valuation allowances related to net operating losses. For the nine months ended March 3, 2007, the tax benefit primarily related to domestic net operating losses was limited by the requirement for a valuation allowance of $2,882, which increased the effective income tax rate by 56.2%. For the nine months ended March 4, 2006, the tax benefit primarily related to net operating losses was limited by the requirement for a valuation allowance of $3,646, which increased the effective income tax rate by 68.5%. During the second quarter of fiscal 2006, income tax reserves of approximately $1,000 for certain income tax exposures were reversed because the statute of limitations with respect to these income tax exposures expired.

Net Income (Loss) and Per Share Data

Net income for the third quarter of fiscal 2007 was $1,037, or $0.06 per diluted common share and $0.05 per Class B diluted common share as compared with net loss of $1,146 for the third quarter of fiscal 2006, or $0.07 per diluted common share and $0.06 per Class B diluted common share. Net income for the first nine months of fiscal 2007 was $1,020, or $0.06 per diluted common share and $0.05 per Class B diluted common share as compared with net income for the first nine months of fiscal 2006 of $967, or $0.06 per diluted common share and $0.05 per Class B diluted common share.

Liquidity and Capital Resources

The Company has financed its growth and cash needs largely through income from operations, borrowings under the revolving credit facilities, issuance of convertible senior subordinated notes, and sale of assets. Liquidity provided by operating activities is reduced by working capital requirements, debt service, capital expenditures, dividends, and business acquisitions. Liquidity provided by operating activities is increased by proceeds from borrowings and from the dispositions of businesses and assets.

Cash and cash equivalents were $12,363 at March 3, 2007, as compared to $17,010 at fiscal 2006 year end. Cash used in operating activities in the first nine months of fiscal 2007 was $9,459, primarily due to higher inventories and lower accounts payable and accrued liabilities partially offset by lower accounts receivable. The increase in inventories was due to higher inventory stocking levels to support anticipated sales growth. Accounts payable balances decreased due to timing of payments for inventory. Accrued liabilities decreased due to payments of interest on long-term debt. Accounts receivable declined during the first nine months of fiscal 2007 due to a decline in sales volume during the last two months of the period as compared with the last two months of fiscal 2006. Cash provided by operating activities for the first nine months of fiscal 2006 was $4,622 due mainly to higher accounts payable, partially offset by increased inventories. The increase in inventories, due to inventory stocking programs to support anticipated sales growth was more than offset by the increase in accounts payable due to the timing of inventory purchases during the third quarter of fiscal 2006.

Net cash provided by investing activities of $1,893 in the first nine months of fiscal 2007 was mainly due to the liquidation of $3,500 of long-term investments, proceeds from the sale of assets of $3,109, partially offset by capital expenditures of $4,716 primarily related to information technology projects. Net cash used in investing activities of $10,788 in the first nine months of fiscal 2006 was mainly a result of the acquisition of A.C.T. Kern GmbH & Co. KG with a cash outlay of $6,583, net of cash acquired, and capital expenditures of $4,229 primarily related to facility and information technology projects.

Net cash provided by financing activities of $2,456 in the first nine months of fiscal 2007 primarily related to net debt borrowings of $20,361, partially offset by cash payments on the early debt retirement of $15,915 and dividend payments of $2,071. During the first nine months of fiscal 2006, net cash provided by financing activities was $592.

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

In October 2004, the Company renewed its credit agreement with the current lending group in the amount of approximately $109,000. On August 4, 2006, the Company amended its credit agreement and decreased the facility to approximately $97,500 (the size of the credit line varies based on fluctuations in foreign currency exchange rates). The credit agreement expires in October 2009, and the outstanding balance at that time will become due. The portion of the credit line available for the Company to borrow is limited by the amount of collateral and certain covenants in the credit agreement. The credit agreement is principally secured by the Company’s trade receivables and inventory. The credit agreement bears interest at applicable LIBOR rates plus a margin, varying with certain financial performance criteria. At March 3, 2007, the applicable margin was 2.00%, $77,743 was outstanding under the credit agreement, outstanding letters of credit were $577, and the unused line was $19,214. None of this unused line was available for the Company to borrow because the Company was not in compliance with credit agreement covenants with respect to the leverage ratio for the third quarter ending March 3, 2007. The commitment fee related to the credit agreement is 0.25% per annum payable quarterly on the average daily unused portion of the aggregate commitment. The Company’s credit agreement consists of the following facilities as of March 3, 2007:

	Capacity	Amount Outstanding	Interest Rate
U.S. Facility	$77,500	$60,400	7.46%
Canada Facility	2,064	341	6.00%
UK Facility	8,820	8,703	7.43%
Euro Facility	6,597	6,597	5.65%
Japan Facility	2,553	1,702	2.75%

Total	$97,534	$77,743	7.20%

Note: Due to maximum permitted leverage ratios, the amount of the unused line cannot be calculated on a facility-by-facility basis.

On January 19, 2007, the Company executed an amendment to the credit agreement to facilitate the implementation of a European cash sweeping program. In addition, the amendment decreased the Company’s Canada Facility and increased the Company’s U.S. Facility by approximately $7,500.

On March 3, 2007, the Company was not in compliance with credit agreement covenants with respect to the leverage ratio. On April 5, 2007, the Company received a waiver from its lending group for the default.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The standard clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability. SFAS No. 157 will be effective for the Company beginning in fiscal 2009. The Company is currently assessing the impact that SFAS No. 157 may have on the financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB No. 108) regarding the quantification of financial statement misstatements. SAB No. 108 requires a “dual approach” for quantifications of errors using both a method that focuses on the income statement impact, including the cumulative effect of prior years’ misstatements, and a method that focuses on the period-end balance sheet. SAB No. 108 will be effective for the Company beginning in fiscal 2008. The Company does not expect the adoption to have a material impact on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159), including an amendment to SFAS No. 115. Under SFAS No. 159, entities may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The election, called the fair value option, will enable entities to achieve an offset accounting effect for changes in fair value of certain related assets and liabilities without having to apply complex hedge accounting provisions. SFAS No. 159 is expected to expand the use of fair value measurement consistent with the FASB’s long-term objectives for financial instruments. SFAS No. 159 will be effective for the Company beginning in fiscal 2009. The Company is currently evaluating the impact of the adoption of SFAS No. 159 on the financial statements.

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

The Company’s multi-currency revolving credit agreement’s interest rate varies based on market interest rates. Had interest rates increased 10%, additional interest expense, tax effected, would have decreased the net income by an estimated $260 in the first nine months of fiscal 2007, and decreased the net income by an estimated $160 in the first nine months of fiscal 2006.

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

Had the U.S. dollar strengthened 10% against various foreign currencies, sales would have been lower by an estimated $6,800 and $20,500 for the third quarter and first nine months of fiscal 2007, respectively, and an estimated $6,100 and $18,500 for the third quarter and first nine months of fiscal 2006, respectively. Total assets would have declined by an estimated $14,300 as of the quarter ended March 3, 2007 and an estimated $12,800 as of the fiscal year ended June 3, 2006, while the total liabilities would have decreased by an estimated $3,300 as of the quarter ended March 3, 2007 and an estimated $3,500 as of the fiscal year ended June 3, 2006.

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

(a)	Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of March 3, 2007. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

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

During the first and second quarters of fiscal 2007, the Company’s management implemented appropriate procedures to evaluate the realizability of all deferred tax assets.

Other than the actions mentioned above, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the first nine months of fiscal 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

On March 3, 2007, the Company was not in compliance with credit agreement covenants with respect to the leverage ratio. On April 5, 2007, the Company received a waiver from its lending group for the default.

ITEM 5.	OTHER INFORMATION

Entry into a Material Definitive Agreement

On April 6, 2007, Burtek Systems Corp. (“Burtek Systems”), the Company, and certain other subsidiaries of the Company (together with the Company, the “Sellers”) entered into an Acquisition Agreement (the “Agreement”) with Honeywell International Inc. (“Purchaser”) pursuant to which Purchaser agreed to purchase SSD/Burtek, which provides security systems and related design services which include such products as closed circuit television, fire, burglary, access control, sound and communication products and accessories (the “Business”).

The transaction is structured as a sale of all of the stock of Burtek Systems and all of the other assets primarily used or held for use in the Business (the “Sale Assets”). Subject to certain limited exceptions, Purchaser is not assuming any pre-closing obligations or liabilities of the Business.

The total consideration to be paid by Purchaser to Sellers pursuant to the Agreement is $80,000,000 (“Initial Consideration”), net of cash and debt other than certain assumed liabilities. The Initial Consideration is subject to a downward adjustment to the extent that the net working capital on the closing date is less than $31,000,000.

Representations and Warranties

The Agreement provides for typical representations and warranties among the parties that must be accurate on both the execution date and the closing date. Representations and warranties in the Agreement generally survive closing until January 31, 2009, subject to certain exceptions for representations and warranties with longer survival periods, including (i) those addressing tax matters, employee benefits and environmental, health and safety matters which survive until thirty days after expiration of the applicable statute of limitations, (ii) those addressing intellectual property matters which survive until the third anniversary of the closing date, and (iii) those addressing organization, authority, binding obligation, capitalization, non-contravention, consents, title, condition and sufficiency of the assets and brokers’ fees which survive indefinitely.

Pre-Closing Covenants

Prior to the closing, Sellers and Burtek Systems are required to comply with certain pre-closing covenants, and each is required to: (i) give all notices to third parties and governmental entities and use best efforts to obtain all permits and consents as may be required or appropriate in connection with the contemplated transactions; (ii) make any filings necessary, proper or advisable under any applicable antitrust or competition laws; (iii) conduct the operations of the Business in the ordinary course of business and preserve its assets, goodwill and relationships; (iv) afford Purchaser full access to the Business and its employees during normal working hours; (v) notify Purchaser of the occurrence of an event that Sellers expect to prevent fulfillment of any closing condition; (vi) terminate discussions with all third parties regarding the potential sale of the Business and refrain from soliciting or facilitating any competing proposal to acquire the Business; (vii) terminate certain related party agreements, and (viii) take certain other actions relating to vesting of employee benefits, employee transition, segregation of assets and other items agreed to by them in the Agreement.

Closing Conditions

The obligation of each of Purchaser and Burtek Systems and Sellers to consummate the transactions is subject to numerous closing conditions. These include that the representations and warranties are true and correct in all material respects, that the covenants have been performed, that no litigation threatens the transaction, that the waiting periods under applicable antitrust laws have expired and the transaction has received approval under the Competition Act of Canada. In addition, Purchaser’s obligation to consummate the transactions is subject to there being no adverse effect, circumstance or change, either individually or in the aggregate, that has or could reasonably be expected to have a material adverse effect on the business, assets, conditions, or results of operation of the Business and to the receipt of certain specified consents from third parties. The parties are also required to deliver customary closing documents, including a transition services agreement, a bill of sale, and an assignment of trademarks.

Post-Closing Covenants

Sellers and Purchaser are subject to certain post-closing covenants. The Sellers have agreed to maintain the confidentiality of personal information and know-how, trade secrets, customer lists, operational methods, and other confidential information of the Business. For a period of two years after the closing, the Sellers have also agreed to refrain from soliciting for employment any person who is or was within the three months prior to any solicitation an employee of the Business. For a period of two years after the closing, Purchaser has agreed to refrain from soliciting for employment any person who is or was within the three months prior to any solicitation an employee of the Sellers with whom Purchaser had contact in connection with the contemplated transactions. Subject to limited exceptions, for a period of five years after the closing, the Sellers and their affiliates are not permitted to engage in any activity anywhere in the world that competes with the Business.

Indemnification

Each party agrees to indemnify the other party for damages arising out of or relating to certain claims, including the breach of representations and warranties or covenants of the indemnifying party, or relating to certain excluded assets and liabilities. Sellers’ obligation to indemnify Purchaser for breaches of representations and warranties shall not arise until all losses claimed by all of Purchaser’s indemnified parties exceeds $500,000 (the “Basket”), and then will only apply to the amount in excess of the Basket up to the maximum liability amount of $17,000,000 (the “Maximum”). Losses for certain claims of Purchaser’s indemnified parties are not subject to the Basket or the Maximum, including certain losses incurred by Purchaser relating to (i) Sellers breach of the pre-closing or post-closing covenants (ii) excluded assets or liabilities, and (iii) fraud or intentional misrepresentation.

Termination

The Agreement is subject to termination upon the mutual consent of the parties or by either party if (i) a court issues a nonappealable order precluding the consummation of the transaction, (ii) the transaction has not been consummated by October 31, 2007, or (iii) the uncured breach by the other party of a representation, warranty or covenant would result in any of the conditions to closing not being satisfied.

A copy of the Company’s press release, dated April 9, 2007, which announced the execution of the Agreement is attached hereto as Exhibit 99.1.

Results of Operation and Financial Condition

On April 11, 2007, the Company issued a press release reporting results for its fiscal third quarter ended March 3, 2007. A copy of the press release is furnished with this report as Exhibit 99.2 to this form 10-Q and incorporated by reference herein.

ITEM 6.	EXHIBITS

See exhibit index which is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RICHARDSON ELECTRONICS, LTD.

Date: April 12, 2007	By:	/s/ David J. DeNeve
David J. DeNeve
Senior Vice President and
Chief Financial Officer

(on behalf of the Registrant and as Principal financial and accounting officer)

Exhibit Index

(c)	EXHIBITS

Exhibit Number	Description
3(a)	Restated Certificate of Incorporation of the Company, incorporated by reference to Appendix B to the Proxy Statement / Prospectus dated November 13, 1986, incorporated by reference to the Company's Registration Statement on Form S-4, Commission File No. 33-8696.

3(b)	Amended and Restated By-laws of the Company, incorporated by reference to Exhibit 3.1 of the Company's Report on Form 8-K dated July 20, 2006, Commission File No. 000-12906.

10(z)(5)	Fifth Amendment to the Credit Agreement dated September 26, 2006 by and among the Company, Burtek Systems, Inc., Richardson Electronics Canada, Ltd., Richardson Electronics Limited, RESA, SNC, Richardson Electronique SNC, Richardson Electronics Iberica, S.A., Richardson Electronics GmbH, Richardson Electronics Benelux B.V., Richardson Sweden Holding AB, Richardson Electronics KK, JP Morgan Bank, N.A., London Branch, JP Morgan Chase Bank, N.A., Toronto Branch, JP Morgan Chase Bank, N.A., Tokyo Branch, JP Morgan Chase Bank, N.A.

10(z)(6)	Sixth Amendment to the Credit Agreement dated January 19, 2007 by and among the Company, Burtek Systems, Corp., Richardson Electronics Canada, Ltd., Richardson Electronics Limited, RESA, SNC, Richardson Electronique SNC, Richardson Electronics Iberica, S.A., Richardson Electronics GmbH, Richardson Electronics Benelux B.V., Richardson Electronics KK, JP Morgan Bank, N.A., London Branch, JP Morgan Chase Bank, N.A., Toronto Branch, JP Morgan Chase Bank, N.A., IBF Branch, JP Morgan Chase Bank, N.A.

31.1	Certification of Edward J. Richardson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed pursuant to Part I).

31.2	Certification of David J. DeNeve pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed pursuant to Part I).

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed pursuant to Part I).

99.1	Press release, dated April 9, 2007, announcing the execution of the Acquisition Agreement between the Company, certain subsidiaries of the Company and Honeywell International Inc.

99.2	Press release, dated April 11, 2007, regarding the Company’s results for its fiscal third quarter ended March 3, 2007.