Form 10-K
period 2007-06-02
RICHARDSON ELECTRONICS LTD/DE
filed 2007-08-16
CIK 355948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	FOR ANNUAL REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 2, 2007

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

Registrant’s telephone number, including area code:(630) 208-2200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange of which registered
Common stock, $0.05 Par Value	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act    ☐  Yes    ☒  No

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

Large Accelerated Filer  ☐                Accelerated Filer  ☒            Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of December 2, 2006, was approximately $136,600,000.

As of August 14, 2007, there were outstanding 14,805,234 shares of Common Stock, $.05 par value, inclusive of 1,122,232 shares held in treasury, and 3,048,258 shares of Class B Common Stock, $.05 par value, which are convertible into Common Stock of the registrant on a one-for-one basis.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders scheduled to be held October 9, 2007, which will be filed pursuant to Regulation 14A, are incorporated by reference in Part III of this report. Except as specifically incorporated herein by reference, the above mentioned Proxy Statement is not deemed filed as part of this report.

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

The Company

Richardson Electronics, Ltd. (the “Company”) was originally incorporated in Illinois in 1947 and is currently incorporated in Delaware. The Company is a global provider of engineered solutions and a global distributor of electronic components to the radio frequency (RF), wireless and power conversion, electron device, and display systems markets with total sales in fiscal 2007 of $557.3 million. The Company is committed to a strategy of providing specialized technical expertise and value-added products, which the Company refers to as “engineered solutions,” in response to customers’ needs. These engineered solutions consist of:

•	products which the Company manufactures or modifies;

•	products which are manufactured to the Company’s specifications by independent manufacturers under the Company’s private labels; and

•

value the Company adds through design-in support, systems integration, prototype design and manufacturing, testing, and logistics for end products of the Company’s customers. The Company defines design-in support as modification of components or identification of lower-cost product alternatives or complementary products.

The Company’s products include RF and microwave components, power semiconductors, electron tubes, microwave generators, and data display monitors. These products are used to control, switch or amplify electrical power signals, or as display devices in a variety of industrial, commercial, and communication applications.

The Company’s broad array of technical services and products supports both the Company’s customers and vendors.

Strategic Business Units

The Company serves its customers through three strategic business units, each of which is focused on different end markets with distinct product and application needs. The Company’s three strategic business units are:

•	RF, Wireless & Power Division;

•	Electron Device Group; and

•	Display Systems Group.

Each strategic business unit has dedicated marketing, sales, product management, and purchasing functions to better serve its targeted markets. The strategic business units operate globally, serving North America, Asia/Pacific, Europe, and Latin America.

On May 31, 2007, the Company completed the sale of the Security Systems Division/Burtek Systems (SSD/Burtek) strategic business unit to Honeywell International Inc. for $80 million. After transaction expenses paid through June 2, 2007, net cash proceeds from the sale were $78.1 million. The transaction resulted in an after tax gain of $41.6 million after additional transactions costs of $2.5 million were accrued as of June 2, 2007. The Company has used the net proceeds received and will continue to use the net proceeds classified as restricted cash from the sale to pay down debt outstanding under its multi-currency revolving credit agreement (credit agreement). The Company presents SSD/Burtek as a discontinued operation in accordance with the criteria of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and prior period results and disclosures have been restated to reflect this reporting.

In an effort to reduce the Company’s global operating costs related to logistics, selling, general, and administrative expenses and to better align its operating and tax structure on a global basis, the Company implemented a global restructuring plan during fiscal 2007 (2007 Restructuring Plan). The 2007 Restructuring Plan decreased the number of warehouses and streamlined much of the entire organization which is expected to reduce future corporate and administrative expense. During fiscal 2007, the Company centralized inventory distribution in Europe, restructured its Latin American operations, and reduced its total workforce, including the elimination and restructuring of layers of management.

The total restructuring and severance costs to implement the plan were approximately $6.0 million, a majority of which were $2.7 million of severance costs recorded in the fourth quarter of fiscal 2006 and $2.2 million of severance costs recorded in fiscal 2007.

Selected financial data attributable to each strategic business unit and geographic data for fiscal 2007, 2006, and 2005 is set forth in Note M of the notes to the consolidated financial statements and is incorporated by reference herein.

RF, Wireless & Power Division

The Company’s RF, Wireless & Power Division (RFPD) serves the global RF and wireless communications market, including infrastructure and wireless networks and the power conversion markets. RFPD’s team of RF and wireless engineers assists customers in designing circuits, selecting cost effective components, planning reliable and timely supply, prototype testing, and assembly. The team offers its customers and vendors a broad range of engineering and technical support including the design-in of RF, wireless and power components and the development of engineered solutions for their support system requirements. RFPD’s team of power conversion engineers designs solutions for applications such as motor speed controls, industrial heating, laser technology, semiconductor manufacturing equipment, radar, and welding. The team builds on its expertise in power conversion technology to provide engineered solutions to its customers’ specifications using what the Company believes are the most competitive components from industry-leading vendors.

The Company expects continued growth in wireless applications as the demand for many types of wireless communication increases worldwide. In addition to voice communication, the Company believes the rising demand for high-speed data transmission will result in major investments in both system upgrades and new systems to handle broader bandwidth. The Company believes wireless and power conversion products for niche applications which will require engineered solutions using the latest RF technology and electronic components include:

•	Wireless Networks—Wireless technologies used for short range interconnection, both within the home or office or last mile solutions from a neighborhood to the home.

•	Wireless Infrastructure—Equipment required to support the transmission of RF signals.

•	Power Conversion—High power applications such as power suppliers, welding, motor controls, and converting AC/DC and DC/AC.

RFPD’s growth is supported by its collaboration with leading manufacturers. A key factor in the Company’s ability to maintain a strong relationship with its vendors and to attract new vendors is its ability to supply them with worldwide demand forecasts for their existing products as well as products they have in development. The Company has developed internal systems to capture forecasted product demand by potential design opportunity based on ongoing dialogue between its sales team and its customers. The Company shares this information with its suppliers to help them predict near and long-term demand and product life cycles.

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

The Company participates in most RF, wireless, and power applications and markets in the world, focusing on infrastructure applications rather than consumer-driven subscriber applications.

The following is a description of RFPD’s major product areas:

•

RF and Microwave Active Devices—a wide variety of components, such as RF transistors, mixers, switches, amplifiers, oscillators, and RF diodes, which are used in infrastructure, wireless networking, and other related markets, such as broadcast, cable TV, cellular and personal communications service telephony, satellite, wireless local area networks, and various other wireless applications.

•	RF & Microwave Passive Devices—components used to connect all types of electronic equipment including those employing RF technology.

•	Digital Broadcast Systems—components and assemblies used in a broad range of applications in the digital broadcast market, including satellite, transmission, and communication.

•

Power Conversion Products—Silicon Controlled Rectifiers, Heat Sink Assemblies and Power Semiconductor Modules—components used in many industrial control applications because of their ability to switch large amounts of power at high speeds. These silicon power devices are capable of operating at up to 4,000 volts at 2,000 amperes.

•

High Voltage and Power Capacitors—devices used in industrial, avionics, medical, and broadcast applications for filtering, high-current bypass, feed-through capacitance for harmonic attenuation, pulse shaping, grid and plate blocking, tuning and tank circuits, antenna coupling, and energy discharge.

Electron Device Group

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

EDG represents leading manufacturers of electronic tubes and semiconductor manufacturing equipment used in industrial power applications. Among the suppliers EDG supports are Amperex, CPI, Eimac, General Electric, Jennings, Litton, Hitachi, NJRC, Thales, L3, National, and Draloric.

The following is a description of EDG’s major product areas and services:

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

•	Magnetrons—microwave tubes used in industrial applications ranging from industrial scale food processing and plasma generation for semi conductor fabrication processes, to marine and avionics radar.

•

Contract Manufacturing—specializing in projects requiring use of sophisticated processes, low to medium volume, and for industries insisting upon a high level of quality including “copy exact” discipline. The semi conductor equipment, medical equipment, and industrial equipment markets have been the primary market segments targeted to date.

Display Systems Group

The Display Systems Group (DSG) is a global provider of integrated display products and systems to the public information, financial, point-of-sale, industrial, and healthcare markets. The group works with leading hardware vendors to offer the highest quality liquid crystal display, plasma, cathode ray tube, and customized computing platforms. The group’s engineers design custom display solutions that include touch screens, protective panels, custom enclosures, specialized finishes, application specific software, and privately branded products.

The medical imaging market has been transitioning from film-based technology to digital technology. DSG’s medical imaging hardware partnership program allows it to deliver integrated hardware and software solutions for this growing market by combining the Company’s hardware expertise in medical imaging engineered solutions with its software partners’ expertise in picture archiving and communications systems. Through such collaborative arrangements, the Company is able to provide integrated imaging workstation systems to the end user and resellers, as well as other medically approved display solutions for various other modalities in the hospital.

The Company’s legacy business of supplying replacement cathode ray tubes continues to be an important market. The Company believes it is successful in supplying replacement cathode ray tubes because of its extensive cross-reference capability. This database, coupled with custom mounting hardware installed by the Company, enables it to provide replacement tubes for more than 200,000 models.

DSG has long-standing relationships with key manufacturers including 3M, AUO, CMO, HP, IBM, Intel, LG, NEC Displays, Philips Displays, Planar Systems, Sharp Electronics, Samsung, and Siemens Displays. The Company believes these relationships and its private label brands allow it to maintain a well-balanced and technologically advanced line of products.

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

•

Custom LCD Displays—flat panel display monitors incorporating a liquid crystal as an alternative to the traditional cathode ray tube technology, typically a few inches in depth and ranging from 10” to 52” measured diagonally. These displays are usually integrated with touchscreen technology or special mounting configurations based on the customer’s requirements.

•

High Resolution Medical Displays—an integral component of picture archiving and communications systems, displays are used in diagnostic and non-diagnostic imaging to display the digital image generated from computed tomography, magnetic resonance imaging, radiography, and other digital modalities.

•

Custom Systems—Custom server platforms for the infrastructure/back office of financial exchanges, small profile workstations for digital signage, flight information and kiosk applications, and imaging workstations for radiologists.

Discontinued Operations—Security Systems Division/Burtek Systems

Discontinued operations includes the results of the Security Systems Division/Burtek Systems (SSD/Burtek), which the Company sold to Honeywell International Inc. on May 31, 2007. SSD/Burtek was a global provider of closed circuit television, fire, burglary, access control, sound, and communication products and accessories for the residential, commercial, and government markets. The unit specialized in closed circuit television design-in support, offering extensive expertise with applications requiring digital technology. The products SSD/Burtek provided were primarily used for security and access control purposes but are also utilized in industrial applications, mobile video, and traffic management.

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

Target Selected Niche Markets. The Company focuses on selected niche markets that demand a high level of specialized technical service, where price is not the predominant competitive factor. These niche markets include wireless infrastructure, high power/high frequency power conversion, custom display, and digital imaging. In most cases, the Company does not compete against pure commodity distributors. The Company often functions as an extension of its customers’ and vendors’ engineering teams. Frequently, the Company’s customers use its design and engineering expertise to provide a product solution that is not readily available from a traditional distributor. By utilizing the Company’s expertise, the Company’s customers and vendors can focus their engineering resources on more critical core design and development issues.

Focus on Growth Markets. A majority of the Company’s sales are in markets it believes have high growth potential and can benefit from its engineering and manufacturing expertise and from its strong vendor relationships. These markets are characterized by substantial end-market growth and rapid technological change. For RFPD, the continuing demand for wireless communications is driving wireless application growth, and power conversion demand continues to grow due to increasing system complexity and the need for intelligent, efficient power management.

Leverage the Existing Customer Base. An important part of the Company’s growth is derived from offering new products to its existing customer base. The Company supports the migration of its customers from electron tubes to newer solid-state technologies. In addition, the Company’s salespeople are able to sell products from all strategic business units to customers who currently may only purchase from one strategic business unit and sell engineered solutions to customers who currently may only purchase standard components.

Growth and Profitability Strategies

Although the Company has reported net losses from continuing operations of approximately $12.4 million in fiscal 2003, $18.8 million in fiscal 2005, and $4.0 million in fiscal 2006, its long-range growth plan centers around three distinct strategies by which it seeks to maximize its overall profitability:

Focus on Internal Growth. The Company believes that, in most circumstances, internal growth provides the best means of expanding its business, both on a geographic and product line basis. The Company believes there is increased outsourcing of engineering as companies focus on their own core competencies, which the Company believes contributed to the increased demand for its engineered solutions. As technologies change, the Company plans to continue to capitalize on its customers’ need for design engineering. In fiscal 2007, the Company made sales to approximately 25,000 customers. The Company has developed internal systems to capture forecasted product demand by potential design opportunity. This allows the Company to anticipate the customers’ future requirements and identify new product opportunities. In addition, the Company shares these future requirements with its manufacturing suppliers to help them predict near and long-term demand, technology trends, and product life cycles. Expansion of the Company’s product offerings is an ongoing program. In particular, the following areas have generated significant sales increases in recent years: RF amplifiers; interconnect and passive devices; silicon controlled rectifiers; and custom and medical monitors.

Reduce Operating Costs Through Continuous Operational Improvements. The Company constantly strives to reduce costs in its business through initiatives designed to improve its business processes. The Company continues to embark on programs to improve operating efficiencies and asset utilization, with an emphasis on inventory control and cash generation. The Company revised its incentive programs in fiscal 2004 and fiscal 2007 to heighten its managers’ commitment to these objectives. In an effort to reduce the Company’s global operating costs related to logistics, selling, general, and administrative expenses and to better align its operating and tax structure on a global basis, the Company implemented a global restructuring plan during fiscal 2007

(2007 Restructuring Plan). The 2007 Restructuring Plan decreased the number of warehouses and streamlined much of the entire organization, which is expected to reduce future corporate and administrative expense. During fiscal 2007, the Company centralized inventory distribution in Europe, restructured its Latin American operations, and reduced its total workforce, including the elimination and restructuring of layers of management. Additional programs are ongoing, including the centralization of inventory distribution in Asia/Pacific and continuing the Company’s investment in enterprise resource planning software during fiscal 2008.

Products and Suppliers

The Company purchases numerous products from various suppliers as noted above under “Strategic Business Units.” During fiscal 2007, the Company added the following suppliers: Avago, Muegge, and Thales.

The Company evaluates its customers’ needs and attempts to maintain sufficient inventories in an effort to ensure its customers a reliable source of supply. While the Company stocks inventory that turns more or less than three months, the Company anticipates holding 90 days of inventory in the normal course of operations. This level of inventory is higher than some of its competitors due to the fact that the Company sells a number of products representing older, or trailing edge, technology that may not be available from other sources. The market for these trailing edge technology products is declining and as manufacturers for these products exit the business, the Company, at times, purchases a substantial portion of their remaining inventory. Also contributing to the Company’s higher inventory levels is its commitment to maintaining an inventory of a broad range of products to be able to promptly service those customers who are buying product for replacement of components in equipment critical to preventing downtime of their operations. In other segments of the business, such as RFPD, the market for the Company’s products is characterized by rapid change and obsolescence as a result of the development of new technologies, particularly in the semiconductor markets it serves.

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

In addition to third party products, the Company sells proprietary products principally under certain trade names it owns including: A.C.T Kern™, Amperex®, Cetron®, Image Systems™, National®, Pixelink™, and RF Gain™. The Company’s proprietary products which it manufactures or has manufactured for it, include RF amplifiers, transmitters and pallet assemblies, thyratrons and rectifiers, power tubes, ignitrons, CW magnetron tubes, phototubes, spark gap tubes, microwave generators, custom RF matching networks, heatsinks, silicon controlled rectifier assemblies, large screen display monitors, liquid crystal display monitors, and computer workstations. The materials used in the manufacturing process consist of glass bulbs and tubing, nickel, stainless steel and other metals, plastic and metal bases, ceramics, and a wide variety of fabricated metal components. These materials generally are readily available, but some components may require long lead times for production and some materials are subject to shortages or price fluctuations based on supply and demand.

Sales and Marketing

As of the end of fiscal 2007, the Company employed approximately 549 sales personnel worldwide. In addition, there were approximately 99 authorized representatives, who are not the Company’s employees, selling its products, primarily in regions where the Company does not have a direct sales presence. Many of the

Company’s sales representatives focus on just one of its strategic business units, while others focus on all of its strategic business units within a particular geographic area. The Company’s sales representatives are compensated in part on a salaried basis and in part on a commission basis.

The Company offers various credit terms to qualifying customers as well as prepayment, credit card, and cash on delivery terms. The Company establishes credit limits prior to selling product to its customers and routinely reviews delinquent and aging accounts. The Company establishes reserves for estimated credit losses in the normal course of business.

Distribution

The Company maintains more than 830,000 part numbers in its product inventory database and estimates more than 80% of orders received by 6:00 p.m. local time are shipped complete the same day. Customers can access the Company’s product inventory through electronic data interchange, either at the Company’s web site, www.rell.com, through its catalog, www.catalog.rell.com, or by telephone. Customer orders are processed by the regional sales offices and supported by one of the Company’s principal distribution facilities in LaFox, Illinois; Amsterdam, Netherlands; or Singapore, Republic of Singapore and/or its additional stocking locations throughout the world. The Company utilizes a sophisticated data processing network that provides on-line, real-time interconnection of all sales offices and central distribution operations, 24 hours per day, seven days per week. Information on stock availability, cross-reference information, customers, and market analyses are instantly obtainable throughout the entire distribution network.

International Sales

In fiscal 2007, 52.0% of the Company’s sales and 51.9% of the Company’s purchases of products were made outside the U.S. The Company believes that it may continue to expand its international operations to the extent that suitable opportunities become available. Accordingly, its future results could be adversely affected by a variety of factors which are not present for companies with operations and sales solely within the United States, including: changes in currency exchange rates; changes in a specific country’s or region’s political or economic conditions, particularly in emerging markets, including the possibility of military action or other hostilities and confiscation of property; increases in trade protection measures and import or export licensing requirements; changes in tax laws and international tax treaties; restrictions on the Company’s ability to repatriate investments and earnings from foreign operations; difficulty in staffing and managing widespread operations; differing labor regulations; differing protection of intellectual property; changes in regulatory requirements; shipping costs and delays; and difficulties in accounts receivable collection. Such risks could result in substantial increases in costs, the reduction of profit, the inability to do business, and other adverse effects.

Backlog

The Company’s backlog of orders was approximately $140.5 million and $120.1 million as of June 2, 2007 and June 3, 2006, respectively. The Company expects to fill all backlog orders within fiscal 2008.

Employees

As of June 2, 2007, the Company employed 991 individuals on a full-time basis. Of these, 549 were employed in the United States and 442 were employed internationally. The worldwide employee base included 549 in sales and product management, 76 in distribution support, 291 in administrative positions, and 75 in value-added and product manufacturing. All of the Company’s employees are non-union. The Company considers its relationships with its employees to be good.

Competition

The Company believes that engineering capability, exclusive vendor relationships, and product diversity create segmentation among its competitors. The Company believes that the key competitive factors in its markets include the ability to provide engineered solutions, reliable delivery at competitive prices, provide marketing technical support, and maintain inventory availability and quality. The Company believes that, on a global basis, it is a significant provider of engineered solutions and products which utilize RF and power semiconductors and subassemblies, electron tubes, cathode ray tubes, and custom and medical monitors. In many instances, the Company’s competition is its customer base and their decision to make or buy, as well as the original equipment manufacturer for sales of replacement parts and system upgrades to service existing installed equipment. In addition, the Company competes worldwide with other general line distributors and other distributors of electronic components.

Patents and Trademarks

The Company holds or licenses certain manufacturing patents and trademark rights. Although the Company’s patents and trademarks have some value, they are not significant to the Company’s success, which depends principally upon its ability to provide engineered solutions, reliable delivery at competitive prices, provide marketing technical support, and maintain inventory availability and quality.

Seasonal Variations

The Company experiences moderate seasonality in its business and typically realizes higher sequential sales in its second and fourth fiscal quarters, reflecting increased transaction volume after the summer and holiday months in its first and third fiscal quarter periods.

Website Access to SEC Reports

The Company maintains an Internet website at www.rell.com. The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 are accessible through the website, free of charge, as soon as reasonably practicable after these reports are filed electronically with the Securities and Exchange Commission. To access these reports, go to the Company’s website at www.rell.com/investor.asp. The foregoing information regarding the Company’s website is provided for convenience and the contents of the Company’s website are not deemed to be incorporated by reference in this report filed with the Securities and Exchange Commission.

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

The Company has had significant operating and net losses from continuing operations in the past and may have future losses.

The Company reported net losses from continuing operations of approximately $12.4 million in fiscal 2003, $18.8 million in fiscal 2005, and $4.0 million in fiscal 2006. There is no assurance that the Company will not experience operating losses and net losses from continuing operations in the future. The Company may continue to lose money if its sales do not continue to increase or its expenses are not reduced. The Company cannot predict the extent to which sales will continue to increase across its businesses or how quickly its customers will consume their inventories of the Company’s products.

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

The Company faces substantial competition in its markets, in the form of competition from hundreds of electronic component distributors of various sizes, locations, and market focuses as well as original equipment manufacturers, in each case for new products and replacement parts. Some of its competitors have significantly greater resources and broader name recognition than it. As a result, these competitors may be better able to withstand changing conditions within its markets and throughout the economy as a whole. In addition, new competitors could enter its markets.

Engineering capability, exclusive vendor relationships, and product diversity create segmentation among distributors. The Company’s ability to compete successfully will depend on its ability to provide engineered solutions, reliable delivery at competitive prices, provide marketing technical support, and maintain inventory availability and quality.

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

The success of the Company’s business depends, in part, on its continuous reduction of costs. The electronic component industries have historically experienced price erosion and will likely continue to experience such price erosion. If the Company is not able to reduce its costs sufficiently to offset future price erosion, its operating results may be adversely affected. The Company has recently engaged in various cost-cutting and other initiatives intended to reduce costs and increase productivity. In fiscal 2005, the Company recorded a $2.2 million restructuring charge as it eliminated over 60 positions or approximately 5% of its workforce.

In an effort to reduce the Company’s global operating costs related to logistics, selling, general, and administrative expenses and to better align its operating and tax structure on a global basis, the Company implemented a global restructuring plan during fiscal 2007 (2007 Restructuring Plan). The 2007 Restructuring Plan decreased the number of warehouses and streamlined much of the entire organization which is expected to reduce future corporate and administrative expense. During fiscal 2007, the Company centralized inventory distribution in Europe, restructured its Latin American operations, and reduced its total workforce, including the elimination and restructuring of layers of management.

The total restructuring and severance costs to implement the plan were approximately $6.0 million, a majority of which were $2.7 million of severance costs recorded in the fourth quarter of fiscal 2006 and $2.2 million of severance costs recorded in fiscal 2007.

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

The Company generally does not have long-term contracts or arrangements with any of its vendors that guarantee product availability. The Company cannot ensure that its vendors will meet its future requirements for timely delivery of products of sufficient quality or quantity. Any difficulties in the delivery of products could harm its relationships with customers and cause it to lose orders that could result in a significant decrease in its revenues. Further, the Company competes against certain of its vendors and its relationship with those vendors could be harmed as a result of this competition.

The Company’s EDG is dependent on a limited number of vendors to supply it with essential products.

Electron tubes and certain other products supplied by EDG are currently produced by a relatively small number of manufacturers. The Company’s future success will depend, in large part, on maintaining current vendor relationships and developing new relationships. The Company believes that vendors supplying products to some of the product lines of EDG are consolidating their distribution relationships or exiting the business. The five largest suppliers to EDG by percentage of overall EDG purchases in fiscal 2007 were Communications & Power Industries, Inc., New Japan Radio Co. Ltd., Covimag S.A., Thales Components Corp, and, Hitachi High Technologies America. These suppliers accounted for approximately 61% of the overall EDG purchases in fiscal 2007. The loss of one or more of the Company’s key vendors and the failure to find new vendors could significantly harm its business and results of operations. The Company has in the past and may in the future experience difficulties obtaining certain products in a timely manner. The inability of suppliers to provide it with the required quantity or quality of products could significantly harm its business.

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

In fiscal 2003, the Company recorded a pre-tax provision of $13.8 million, or $8.8 million net of tax, primarily for inventory obsolescence, overstock, and shrinkage, to write-down inventory to net realizable value as it sought to align its inventory and cost structure to then current sales levels amid continued economic slowdown and limited visibility. While the Company did not incur any material provisions for inventory in fiscal 2007 and 2006, incremental inventory write-down charges of $0.9 million were recorded during fiscal 2005 related to restructuring actions and certain product lines were discontinued. The Company cannot ensure that similar charges will not be incurred in the future.

Economic, political, and other risks associated with international sales and operations could adversely affect the Company’s business.

In fiscal 2007, 52.0% of the Company’s sales were made outside the U.S. and 51.9% of the Company’s purchases of products were from suppliers located outside the U.S. The Company anticipates that it will continue to expand its international operations to the extent that suitable opportunities become available. Accordingly, the Company’s future results of operations could be impacted by a variety of factors which are not present for companies with operations and sales predominantly within the U.S., including:

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

At June 2, 2007, the Company’s total debt was approximately $121.4 million, resulting in a debt-to-equity ratio of 89%, and primarily consisted of:

•

$11.0 million aggregate principal amount of its 8% convertible senior subordinated notes (8% notes), which bear interest at a rate of 8% per year payable on June 15 and December 15 and mature on June 15, 2011;

•

$44.7 million aggregate principal amount of its 7 3/4% convertible senior subordinated notes (7 3/4% notes), which bear interest at a rate of 7 3/4% per year payable on June 15 and December 15 and mature on December 15, 2011; and

•

$65.7 million principal amount of indebtedness under the Company’s multi-currency revolving credit agreement (credit agreement), which expires on October 29, 2009, bears interest at London Interbank Offered Rate (LIBOR), plus a margin varying with certain financial performance criteria. The interest rate was 7.72% at June 2, 2007. The credit agreement balance of $65.7 million is classified as current as of June 2, 2007, due to the obligation to pay off the credit agreement with the proceeds from the SSD/Burtek sale. All borrowings under the credit agreement, $65.7 million as of June 2, 2007, are anticipated to be repaid by the end of the first quarter of fiscal 2008.

The debt-to-equity ratio has been calculated based on the Company’s balance sheet dated June 2, 2007.

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

The Company entered into a new credit agreement (new credit agreement) on July 27, 2007 which contains numerous restrictive covenants that limit the discretion of management with respect to certain business matters. These covenants place restrictions on, among other things, the Company’s ability to incur additional indebtedness, to create liens or other encumbrances, to pay dividends or make other payments in respect of its shares of common stock and Class B common stock, to engage in transactions with affiliates, to make certain payments and investments, to merge or consolidate with another entity, and to repay indebtedness junior to indebtedness under the credit agreement. The new credit agreement contains only one financial covenant related to the ratio of senior funded debt to cash flow. In addition, the indentures for its outstanding notes contain covenants that limit, among other things, its ability to incur additional indebtedness. If the Company fails to comply with the obligations in the new credit agreement and indentures, it could result in an event of default under those agreements. If an event of default occurs and is not cured or waived, it could result in acceleration of the indebtedness under those agreements, any of which could significantly harm its business and financial condition.

The Company was not in compliance with certain financial covenants of the Company’s credit agreement in the past, and may not be able to comply with these financial covenants in the future.

In the past the Company has had recurring instances where it failed to meet certain financial covenants of the Company’s credit agreement. The new credit agreement entered into on July 27, 2007 contains only one financial covenant related to the ratio of senior funded debt to cash flow. However, in the event that the Company fails to meet this financial covenant in the future, the Company may not be able to obtain the necessary waivers or amendments to remain in compliance with the new credit agreement and the Company’s lenders may declare a default and cause all of the Company’s outstanding indebtedness under the new credit agreement to become immediately due and payable. If the Company is unable to repay any borrowings when due, the lenders under the new credit agreement could proceed against their collateral, which includes most of the assets the Company owns. In addition, any default under the Company’s new credit agreement could lead to an acceleration of debt under other debt instruments that contain cross acceleration or cross-default provisions. If the indebtedness under the Company’s new credit agreement and the Company’s other debt instruments is accelerated, the Company may not have sufficient assets to repay amounts due under the Company’s new credit agreement or indebtedness under the Company’s other debt instruments.

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

As disclosed in the Company’s Management’s Report on Internal Control over Financial Reporting in Part II, Item 9A, “Controls and Procedures” of this Form 10-K, during fiscal 2006, the Company reported one material weakness in its internal control over financial reporting. A material weakness is a deficiency in internal control over financial reporting that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. During 2006, the Company did not effectively perform an evaluation of the reasonableness of assumptions with respect to the realizability of certain deferred tax assets.

During fiscal 2007, the Company successfully remediated this material weakness by implementing the appropriate procedures to evaluate the realizability of all deferred tax assets. There can be no assurance that material deficiencies will not be identified in the future. Any failure to remediate material weaknesses in the future could have a material adverse effect on our business, results of operations, or financial condition. Furthermore, it is uncertain what impact an adverse opinion or a disclaimed opinion regarding internal controls would have upon the Company’s stock price or business.

Item 2. Properties

The Company owns six facilities and leases 62 facilities. The Company owns its corporate facility and largest distribution center, which is located on approximately 96 acres in LaFox, Illinois and consists of approximately 242,000 square feet of manufacturing, warehouse, and office space. The Company maintains geographically diverse facilities because it believes this will limit market risk and exchange rate exposure. The Company considers its properties to be generally well maintained, in sound condition and repair, and adequate for its present needs. The extent of utilization varies from property to property and from time to time during the year.

The principal facilities of the Company and the primary use and segments at those locations are as follows:

Location	Leased or Owned	Use	Segment
Brampton, Canada	Leased	Sales/Distribution	RFPD, EDG
Shanghai, China	Leased	Sales	RFPD, EDG, DSG
Beijing, China	Leased	Sales	RFPD, EDG, DSG
Shenzhen, China	Leased	Sales	RFPD, EDG, DSG
Colombes, France	Leased	Sales	RFPD, EDG, DSG
Puchheim, Germany	Leased	Sales	RFPD, EDG, DSG
Donaueschingen, Germany	Leased	Sales	DSG
Raanana, Israel	Leased	Sales	RFPD, EDG, DSG
Florence, Italy	Owned	Sales	RFPD, EDG, DSG
Tokyo, Japan	Leased	Sales/Distribution	RFPD, EDG, DSG
Seoul, Korea	Leased	Sales	RFPD, EDG, DSG
Singapore, Singapore	Leased	Sales/Distribution	RFPD, EDG
Madrid, Spain	Owned	Sales	RFPD, EDG, DSG
Jarfalla, Sweden	Leased	Sales	RFPD, EDG, DSG
Taipei, Taiwan	Leased	Sales/Distribution	RFPD, EDG
San Jose, California	Leased	Sales	RFPD
Plymouth, Minnesota	Leased	Distribution	DSG
Geneva, Illinois	Leased	Distribution	RFPD, EDG, DSG
LaFox, Illinois*	Owned	Sales/Distribution	RFPD, EDG, DSG
Hudson, Massachusetts	Leased	Sales/Distribution	DSG
Cedars, Pennsylvania	Leased	Sales	RFPD, EDG

*	LaFox, Illinois is also the location of the Company’s corporate headquarters.

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

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

Dividends

Annual dividend payments for fiscal 2007 amounted to $2.8 million. All future payments of dividends are at the discretion of the board of directors and will depend on earnings, capital requirements, operating conditions, and such other factors that the board of directors may deem relevant. In each of the last 20 years, the Company has paid a quarterly dividend of $0.04 per common share and $0.036 per Class B common share. The Company currently expects to continue paying dividends at this historical rate in fiscal 2008.

Market Price of Common Stock

The Company’s common stock is traded on The NASDAQ Global Market (NASDAQ) under the trading symbol “RELL.” There is no established public trading market for the Company’s Class B common stock. As of August 14, 2007, there were approximately 886 stockholders of record for the common stock and approximately 18 stockholders of record for the Class B common stock. The following table sets forth, for the periods indicated, the high and low sales prices per share of “RELL” common stock as reported on The NASDAQ Global Market.

	2007		2006
Fiscal Quarters	High	Low	High	Low
First	$8.68	$6.58	$9.38	$6.55
Second	$10.30	$8.01	$8.50	$6.78
Third	$10.09	$8.37	$9.05	$6.89
Fourth	$10.09	$8.30	$9.40	$6.24

Performance Graph

The following graph compares the performance of the Company’s common stock for the periods indicated with the performance of the NASDAQ Composite Index, and NASDAQ Electronic Components Index. The graph assumes $100 invested on May 31, 2002 in the Company, the NASDAQ Composite Index, and NASDAQ Electronic Components Index. Total return indices reflect reinvestment of dividends at the closing stock prices at the date of the dividend declaration.

	5/31/2002	5/31/2003	5/31/2004	5/31/2005	5/31/2006	5/31/2007
RELL	$100	$ 78	$105	$83	$ 68	$ 95
NASDAQ	100	92	86	62	107	164
Elec Comp.	100	113	97	35	79	112

Item 6. Selected Financial Data

Five-Year Financial Review

This information should be read in conjunction with the Company’s consolidated financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.

	Fiscal Year Ended(1)
	(in thousands, except per share amounts)
	2007(2)	2006(3)	2005(4)	2004(5)	2003(6)
Statement of Operations Data
Net sales	$557,291	$529,097	$473,143	$417,844	$372,291
Cost of sales	424,888	400,607	364,038	317,167	295,767

Gross profit	132,403	128,490	109,105	100,677	76,524
Selling, general, and administrative expenses	128,175	120,233	112,011	92,424	86,392
(Gain) loss on disposal of assets(7)(8)	(3,616)	(154)	(9,918)	320	—
Other expenses, net(9)	5,662	6,885	4,725	7,007	6,659

Income (loss) from continuing operations before income taxes	2,182	1,526	2,287	926	(16,527)
Income tax (benefit) provision	634	5,536	21,067	503	(4,142)

Income (loss) from continuing operations	1,548	(4,010)	(18,780)	423	(12,385)
Income from discontinued operations, net of tax(10)	39,131	1,368	2,763	5,109	3,503

Income (loss) before cumulative effect of accounting change	40,679	(2,642)	(16,017)	5,532	(8,882)
Cumulative effect of accounting change, net of tax(11)	—	—	—	—	(17,862)

Net income (loss)	$40,679	$(2,642)	$(16,017)	$5,532	$(26,744)

Net income (loss) per common share—basic:
Income (loss) from continuing operations	$0.09	$(0.23)	$(1.13)	$0.03	$(0.92)
Income from discontinued operations, net of tax	2.27	0.08	0.17	0.37	0.26
Cumulative effect of accounting change, net of tax	—	—	—	—	(1.32)

Net income (loss) per common share—basic	$2.36	$(0.15)	$(0.96)	$0.40	$(1.98)

Net income (loss) per Class B common share—basic:
Income (loss) from continuing operations	$0.08	$(0.21)	$(1.02)	$0.03	$(0.83)
Income from discontinued operations, net of tax	2.04	0.07	0.15	0.33	0.24
Cumulative effect of accounting change, net of tax	—	—	—	—	(1.19)

Net income (loss) per Class B common share—basic	$2.12	$(0.14)	$(0.87)	$0.36	$(1.78)

Net income (loss) per common share—diluted:
Income (loss) from continuing operations	$0.09	$(0.23)	$(1.13)	$0.03	$(0.92)
Income from discontinued operations, net of tax	2.21	0.08	0.17	0.35	0.26
Cumulative effect of accounting change, net of tax	—	—	—	—	(1.32)

Net income (loss) per common share—diluted	$2.30	$(0.15)	$(0.96)	$0.38	$(1.98)

Net income (loss) per Class B common share—diluted:
Income (loss) from continuing operations	$0.08	$(0.21)	$(1.02)	$0.03	$(0.83)
Income from discontinued operations, net of tax	2.03	0.07	0.15	0.33	0.24
Cumulative effect of accounting change, net of tax	—	—	—	—	(1.19)

Net income (loss) per Class B common share—diluted	$2.11	$(0.14)	$(0.87)	$0.36	$(1.78)

Dividends per common share	$0.160	$0.160	$0.160	$0.160	$0.160
Dividends per Class B common share(12)	$0.144	$0.144	$0.144	$0.144	$0.144
Weighted-average number of common shares outstanding:(13)
Common stock—basic	14,517	14,315	13,822	10,872	10,602
Class B common stock—basic	3,048	3,093	3,120	3,168	3,207
Common stock—diluted	17,667	14,315	13,822	14,418	10,602
Class B common stock—diluted	3,048	3,093	3,120	3,168	3,207
Other Data:
Interest expense	$5,292	$6,281	$6,133	$7,058	$7,346
Investment income	992	411	388	227	124
Depreciation and amortization(14)	6,126	6,240	5,298	4,989	5,137
Capital expenditures(15)	6,401	6,211	6,975	5,468	4,975

	Fiscal Year Ended(1)
	(in thousands, except per share amounts)
	2007(2)	2006(3)	2005(4)	2004(5)	2003(6)
Net Sales by Strategic Business Unit:
RF, Wireless & Power Division (RFPD)	$369,936	$334,131	$296,334	$256,270	$222,599
Electron Device Group (EDG)	101,191	94,443	92,174	87,856	77,336
Display Systems Group (DSG)	82,111	95,010	78,078	66,452	64,191
Corporate(16)	4,053	5,513	6,557	7,266	8,165

Consolidated	$557,291	$529,097	$473,143	$417,844	$372,291

Balance Sheet Data:
Cash, cash equivalents, and restricted cash	$79,335	$17,010	$24,301	$16,572	$16,611
Working capital	147,412	158,231	153,840	172,593	178,525
Property, plant and equipment, net	29,703	30,070	30,677	29,670	29,827
Total assets	349,071	309,299	283,940	281,035	267,293
Current maturities of long-term debt	65,711	14,016	22,305	4,027	46
Long-term debt	55,683	110,500	92,481	126,209	129,253
Stockholders’ equity	136,545	98,240	97,396	86,181	77,606

(1)	Fiscal Year—The Company’s fiscal year ends on the Saturday nearest the end of May. Each of the fiscal years presented contains 52/53 weeks. All references herein for the years 2007, 2006, 2005, 2004, and 2003 represent the fiscal years ended June 2, 2007, June 3, 2006, May 28, 2005, May 29, 2004, and May 31, 2003, respectively.
(2)	During fiscal 2007, the Company recorded $2.9 million of severance expense and other costs associated with the 2007 Restructuring Plan.
(3)	During the fourth quarter of fiscal 2006, the Company recorded employee severance costs of $2.7 million for certain employees whose termination became probable and estimable. In addition, during the fourth quarter of fiscal 2006, the Company re-evaluated the realization of certain deferred tax assets, resulting in an additional valuation allowance of $2.2 million.
(4)	In the third quarter of fiscal 2005, the Company recorded a $2.2 million restructuring charge as the Company terminated over 60 employees. In addition, the Company recorded incremental tax provisions of $16.7 million in fiscal 2005 to increase the valuation allowance related to its deferred tax assets in the United States ($15.9 million) and outside the United States ($0.8 million).
(5)	The Company recorded incremental tax provisions of $2.5 million in fiscal 2004 to increase the valuation allowance related to its deferred tax assets outside the United States.
(6)	In the fourth quarter of fiscal 2003, the Company recorded a $16.1 million charge ($10.3 million net of tax) principally related to inventory write-downs and restructuring charges, including a $1.7 million restructuring charge as the Company eliminated over 70 positions or approximately 6% of its workforce. In addition, the Company recorded incremental tax provisions of $1.6 million to establish a valuation allowance related to its deferred tax assets outside the United States.
(7)	During the third quarter of fiscal 2007, the Company completed the sale of approximately 1.5 acres of real estate and a building located in Geneva, Illinois, resulting in a gain of $2.5 million before taxes. In addition, during the fourth quarter of fiscal 2007, the Company sold real estate and a building located in the United Kingdom, resulting in a gain of $1.5 million before taxes.
(8)	In the fourth quarter of fiscal 2005, the Company completed the sale of approximately 205 acres of undeveloped real estate adjoining its headquarters in LaFox, Illinois, resulting in a gain of $9.9 million before taxes.
(9)	During the first quarter of fiscal 2007, the Company recorded retirement of long-term debt expenses of $2.5 million in other expenses, net as the Company entered into two separate exchange agreements in August 2006 with certain holders of the Company’s 8% convertible senior subordinated notes (8% notes) to purchase $14.0 million of the 8% notes.
(10)	During the fourth quarter of fiscal 2007, the Company completed the sale of the Security Systems Division/Burtek Systems (SSD/Burtek) strategic business unit to Honeywell International Inc. for $80 million. After transaction expenses paid through June 2, 2007, net cash proceeds from the sale were $78.1 million. The transaction resulted in an after tax gain of $41.6 million after additional transactions costs of $2.5 million were accrued as of June 2, 2007. Loss from discontinued operations for fiscal 2007 was $2.4 million, net of tax.
(11)	In the second quarter of fiscal 2003, the Company adopted Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” and as a result recorded a cumulative effect of accounting change of $17.9 million ($3.7 million, net of tax) to write off impaired goodwill. Additionally, effective at the beginning of fiscal 2003, the Company no longer amortizes goodwill.
(12)	The dividend per Class B common share was 90% of the dividend per common share.
(13)	The weighted-average number of common shares outstanding includes 3,048, 3,093, 3,120, 3,168, and 3,207 Class B common shares for the fiscal years ended June 2, 2007, June 3, 2006, May 28, 2005, May 29, 2004, and May 31, 2003, respectively.
(14)	Includes depreciation and amortization expense related to discontinued operations (SSD/Burtek) of $0.5 million, $0.3 million, $0.2 million, $0.3 million, and $0.3 million in fiscal 2007, 2006, 2005, 2004, and 2003, respectively.
(15)	Includes capital expenditures related to discontinued operations (SSD/Burtek) of $0.2 million, $1.6 million, $0.4 million, $0.4 million, and $0.2 million in fiscal 2007, 2006, 2005, 2004, and 2003, respectively.
(16)	Includes freight billed to customers, other non-specific net sales, and customer cash discounts.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

Overview

The Company is a global provider of engineered solutions and a global distributor of electronic components to the radio frequency (RF), wireless and power conversion, electron device, and display systems markets. Utilizing its core engineering and manufacturing capabilities, the Company is committed to a strategy of providing specialized technical expertise and value-added products, or “engineered solutions,” in response to customers’ needs. These solutions include products which the Company manufactures or modifies and products which are manufactured to its specifications by independent manufacturers under the Company’s own private labels. Additionally, the Company provides solutions and adds value through design-in support, systems integration, prototype design and manufacturing, testing, and logistics for end products of its customers. Design-in support includes component modifications or the identification of lower-cost product alternatives or complementary products.

The Company’s products include RF and microwave components, power semiconductors, electron tubes, microwave generators, and data display monitors. These products are used to control, switch or amplify electrical power signals, or as display devices in a variety of industrial, commercial, and communication applications.

On May 31, 2007, the Company completed the sale of the Security Systems Division/Burtek Systems (SSD/Burtek) strategic business unit to Honeywell International Inc. for $80 million. After transaction expenses paid through June 2, 2007, net cash proceeds from the sale were $78.1 million. The transaction resulted in an after tax gain of $41.6 million after additional transaction costs of $2.5 million were accrued as of June 2, 2007. The Company has used the net proceeds received and will continue to use the net proceeds classified as restricted cash from the sale to pay down debt outstanding under its multi-currency revolving credit agreement (credit agreement). The Company presents SSD/Burtek as a discontinued operation in accordance with the criteria of Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and prior period results and disclosures have been restated to reflect this reporting.

In an effort to reduce the Company’s global operating costs related to logistics, selling, general, and administrative expenses and to better align its operating and tax structure on a global basis, the Company implemented a global restructuring plan during fiscal 2007 (2007 Restructuring Plan). The 2007 Restructuring Plan decreased the number of warehouses and streamlined much of the entire organization which is expected to reduce future corporate and administrative expense. During fiscal 2007, the Company centralized inventory distribution in Europe, restructured its Latin American operations, and reduced its total workforce, including the elimination and restructuring of layers of management.

The total restructuring and severance costs to implement the plan were approximately $6.0 million, a majority of which were $2.7 million of severance costs recorded in the fourth quarter of fiscal 2006 and $2.2 million of severance costs recorded in fiscal 2007.

The Company’s marketing, sales, product management, and purchasing functions are organized as three strategic business units (SBUs): RF, Wireless & Power Division (RFPD), Electron Device Group (EDG), and Display Systems Group (DSG), with operations in the major economic regions of the world: North America, Asia/Pacific, Europe, and Latin America.

Results of Operations

Net Sales and Gross Profit Analysis

In fiscal 2007, consolidated net sales increased 5.3% to $557.3 million due mainly to higher sales of wireless, power, and electron device products partially offset by a decline in display systems. Fiscal 2007 contained 52 weeks as compared to 53 weeks in fiscal 2006. Consolidated net sales in fiscal 2006 increased 11.8% to $529.1 million as all three SBUs increased net sales over the prior year with strong demand for custom display and wireless products. In addition, effective June 1, 2005, the Company acquired A.C.T. Kern GmbH & Co. KG (Kern), a leading display technology company in Europe. Net sales for Kern, included in DSG and the European region, for fiscal 2006 were $14.1 million. Net sales by SBU and percent change year-over-year are presented in the following table (in thousands):

	Fiscal Year Ended
	June 2, 2007	June 3, 2006	May 28, 2005	FY07 vs FY06 % Change	FY06 vs FY05 % Change
Net Sales
RFPD	$369,936	$334,131	$296,334	10.7%	12.8%
EDG	101,191	94,443	92,174	7.1%	2.5%
DSG	82,111	95,010	78,078	(13.6%)	21.7%
Corporate	4,053	5,513	6,557	(26.5%)	(15.9%)

Total	$557,291	$529,097	$473,143	5.3%	11.8%

Gross profit reflects the distribution and manufacturing product margin less manufacturing variances, inventory overstock charges, customer returns, scrap and cycle count adjustments, engineering costs, and other provisions. Gross profit on freight and miscellaneous costs are included under the caption “Corporate”. Gross profit by SBU and percent of SBU sales are presented in the following table (in thousands):

	Fiscal Year Ended
	June 2, 2007		June 3, 2006		May 28, 2005
Gross Profit
RFPD	$84,338	22.8%	$75,834	22.7%	$64,853	21.9%
EDG	32,942	32.6%	30,438	32.2%	29,401	31.9%
DSG	19,145	23.3%	24,509	25.8%	17,865	22.9%

Subtotal	136,425	24.7%	130,781	25.0%	112,119	24.0%
Corporate	(4,022)		(2,291)		(3,014)

Total	$132,403	23.8%	$128,490	24.3%	$109,105	23.1%

Net sales and gross profit trends are analyzed for each strategic business unit in the following sections.

RF, Wireless & Power Division

RFPD net sales increased 10.7% in fiscal 2007 to $369.9 million as compared with $334.1 million in fiscal 2006. The net sales growth for fiscal 2007 primarily related to an increase in sales of power conversion, infrastructure, and passive/interconnect product lines, partially offset by lower sales of broadcast products. Power conversion sales increased 32.2% to $49.9 million in fiscal 2007 from $37.8 million in fiscal 2006. The increase in net sales of power conversion during fiscal 2007 was mainly due to growth in Asia/Pacific which benefited from RFPD’s penetration of the welding and steel manufacturing market with induction heating and power supply applications. Net sales of infrastructure products increased 30.2% in fiscal 2007 to $104.9 million from $80.5 million last fiscal year, as all four geographic regions improved over the prior year. During fiscal 2007, net sales of passive/interconnect products increased 6.2% to $59.0 million from $55.6 million last year, due to increased demand in Europe and Asia/Pacific. The increased sales volume was the main contributor to the 11.2% increase in gross profit to $84.3 million for fiscal 2007 as compared to $75.8 million last fiscal year. Gross margin remained relatively flat at 22.8% during fiscal 2007 as compared with 22.7% during fiscal 2006.

RFPD net sales increased 12.8% in fiscal 2006 to $334.1 million as compared with $296.3 million in fiscal 2005. The RFPD net sales growth for fiscal 2006 was mainly due to an increase in sales of the network access and infrastructure product lines. Network access products sales grew 16.9% to $123.2 million in fiscal 2006 from $105.3 million in fiscal 2005, primarily due to sales growth in Asia/Pacific. Sales of infrastructure products increased to $80.5 million, 10.7% higher than $72.7 million in fiscal 2005 due to sales growth in the U.S. and Europe. The net sales growth was the main contributor to the gross profit increase of 16.9% to $75.8 million for fiscal 2006. RFPD’s gross margin increased to 22.7% in fiscal 2006 from 21.9% in fiscal 2005, primarily due to inventory write-downs of $1.3 million recorded in the third quarter of fiscal 2005, and a shift in product mix in fiscal 2006 as a result of higher sales of engineered solutions. The gross margin improvement was partially offset by the increase in Asia/Pacific sales that reduced the overall gross margin due to lower gross margins in Asia/Pacific than other geographic regions.

Electron Device Group

EDG net sales increased 7.1% during fiscal 2007 to $101.2 million from $94.4 million during fiscal 2006. The net sales growth for fiscal 2007 was due to increased demand for semiconductor fabrication and tube products. Net sales to the semiconductor fabrication industry increased 30.0% during fiscal 2007 to $22.3 million from $17.2 million in fiscal 2006. The increase in net sales to the semiconductor fabrication equipment industry was due mainly to higher sales in North America, Asia/Pacific, and Europe. EDG has targeted semiconductor equipment manufacturers as an important market segment by selling semiconductor fabrication equipment products for high frequency and high power applications. This market focus lends itself to EDG’s engineered solutions strategy of adding value to the component distribution sales by incorporating these products into subassemblies and assisting customers in product design. During fiscal 2007, tube sales increased to $69.6 million, a 1.9% increase from $68.3 million in fiscal 2006. Gross profit increased 8.2% during fiscal 2007 to $32.9 million from $30.4 million, due mainly to increased sales volume. Gross margin increased during fiscal 2007 to 32.6% from 32.2% last year. The increase in gross margin was due to improved margins on semiconductor fabrication equipment products.

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

Display Systems Group

DSG net sales decreased 13.6% to $82.1 million during fiscal 2007 as compared with $95.0 million in fiscal 2006. The decrease in net sales for DSG was mainly the result of lower demand for medical monitors and custom displays. Net sales of medical monitors declined 37.3% to $21.7 million during fiscal 2007 from $34.6 million last fiscal year. Net sales of custom displays decreased to $40.2 million during fiscal 2007, a 12.8% decline from $46.1 million in fiscal 2006. DSG has a project-based business and approximately 22% of the net sales decline for custom displays in fiscal 2007 is due to the completion of a large project with the New York Stock Exchange during the first quarter of fiscal 2006. The remaining decrease is due to a decline in project business. Gross margin declined to 23.3% during fiscal 2007 from 25.8% during fiscal 2006 due to shifts in product mix. In addition, during the second quarter of fiscal 2006, the Company recorded a reduction in warranty expense of $0.9 million due to favorable warranty experience.

DSG net sales increased 21.7% during fiscal 2006 to $95.0 million as compared with $78.1 million in fiscal 2005. Net sales for Kern in fiscal 2006 were $14.1 million. The sales growth for fiscal 2006 was mainly due to the Kern acquisition and an increase in sales of the custom display product line which increased 3.0% to $46.1 million as compared to $44.7 million for fiscal 2005. DSG gross profit increased 37.2% to $24.5 million during fiscal 2006 from $17.9 million for fiscal 2005 due mainly to the higher sales volume. Gross margin increased to 25.8% from 22.9% during fiscal 2006 and 2005, respectively. The gross margin improvement was due mainly to an improved product mix primarily from sales growth in the medical monitor product lines. In addition, during the second quarter of fiscal 2006, the Company recorded a reduction in warranty expense of $0.9 million due to favorable warranty experience.

Sales by Geographic Area

The Company currently has 19 facilities in North America, 25 in Asia/Pacific, 20 in Europe, and 4 in Latin America. On a geographic basis, the Company primarily categorizes its sales by destination: North America, Europe, Asia/Pacific, Latin America, and Corporate. Net sales by geographic area and percent change year-over-year are presented in the following table (in thousands):

	Fiscal Year Ended
	June 2, 2007	June 3, 2006	May 28, 2005	FY07 vs FY06 % Change	FY06 vs FY05 % Change
Net Sales
North America	$229,296	$227,926	$217,275	0.6%	4.9%
Asia/Pacific	165,230	147,993	124,763	11.6%	18.6%
Europe	143,823	129,212	109,626	11.3%	17.9%
Latin America	16,979	18,601	16,476	(8.7%)	12.9%
Corporate	1,963	5,365	5,003	(63.4%)	7.2%

Total	$557,291	$529,097	$473,143	5.3%	11.8%

Gross profit by geographic area and percent of geographic sales are presented in the following table (in thousands):

	Fiscal Year Ended
	June 2, 2007		June 3, 2006		May 28, 2005
Gross Profit
North America	$61,849	27.0%	$59,059	25.9%	$56,517	26.0%
Asia/Pacific	39,052	23.6%	35,532	24.0%	29,683	23.8%
Europe	36,481	25.4%	35,161	27.2%	30,116	27.5%
Latin America	4,845	28.5%	5,411	29.1%	4,746	28.8%

Subtotal	142,227	25.6%	135,163	25.8%	121,062	25.9%
Corporate	(9,824)		(6,673)		(11,957)

Total	$132,403	23.8%	$128,490	24.3%	$109,105	23.1%

Net sales in North America increased slightly during fiscal 2007 to $229.3 million from $227.9 million last year. The increase in net sales during fiscal 2007 was mainly the result of increased sales of wireless, power conversion, and electron device products, partially offset by a decrease in display systems products. Gross margin increased to 27.0% during fiscal 2007 from 25.9% due to shifts in sales mix to higher margin electron device products.

Net sales in North America increased 4.9% in fiscal 2006 to $227.9 million as compared with $217.3 million in fiscal 2005 with all three SBUs contributing to the growth. A majority of the sales increase in fiscal

2006 was due to increases in demand for wireless products in the U.S. In addition, net sales in Canada experienced an overall gain of 8.8% to $19.5 million in fiscal 2006 versus $17.9 million in fiscal 2005. Gross margin remained relatively flat at 25.9% in fiscal 2006 as compared to 26.0% in fiscal 2005.

The Company experienced its ninth consecutive year of double-digit growth in Asia/Pacific as net sales increased 11.6% to $165.2 million in fiscal 2007 from $148.0 million in fiscal 2006. The increase during fiscal 2007 was primarily the result of strong demand for wireless infrastructure, power conversion, and passive/interconnect products, partially offset by a decline in demand for broadcast and network access products. Net sales in China increased 36.3% to $59.0 million during fiscal 2007. The net sales improvement in China was mainly the result of increased sales of infrastructure products resulting from production integration of the Company’s designs in China’s 3G system market. Net sales in China also increased due to continued strong demand for power conversion products in industrial uninterruptible power supply applications. During fiscal 2007, net sales in Japan increased 23.5% to $26.1 million due primarily to increased demand for power conversion, infrastructure, and network access products. Gross margin in Asia/Pacific decreased to 23.6% during fiscal 2007 from 24.0% due to an increase in sales mix of lower margin wireless infrastructure and power conversion products.

Net sales in Asia/Pacific increased 18.6% to $148.0 million in fiscal 2006 led by continued strong demand for wireless products in the cellular infrastructure, semiconductor fabrication, and broadcasting markets. Net sales in Korea increased 35.4% to $43.5 million mainly due to higher demand for network access products. Growth in broadcast product sales improved sales in Singapore by 29.3% to $23.5 million. In addition, the Company experienced an increase in network access and power components sales in China contributing to a 7.2% improvement to $43.3 million. Gross margins increased in all strategic business units in Asia/Pacific for fiscal 2006, as compared with fiscal 2005 due mainly to shifts in product mix focused on exclusive franchises, design registration programs, and the reduction of lower margin programs.

Net sales in Europe increased 11.3% in fiscal 2007 to $143.8 million from $129.2 million in the previous fiscal year. The increase in net sales was mainly due to increased demand for network access, power conversion, wireless, and electron device products. Net sales in Germany increased 23.3% during fiscal 2007 to $41.4 million, due mainly to increased demand for power conversion, wireless infrastructure, passive/interconnect, network access, and industrial tubes. During fiscal 2007, net sales for the United Kingdom increased 16.5% to $20.5 million. The net sales increase in the United Kingdom was primarily due to increased demand for display system and wireless infrastructure products. In addition, net sales in France increased 15.9% to $19.6 million during fiscal 2007 as a result of strong demand for infrastructure, passive/interconnect, and tube products. Gross margin in Europe decreased during fiscal 2007 to 25.4% from 27.2% last fiscal year. The decrease primarily related to shifts in product mix to lower margin wireless products.

Net sales in Europe grew 17.9% in fiscal 2006 to $129.2 million from $109.6 million in fiscal 2005 due to the incremental display systems products sales from the Kern acquisition and growth in wireless demand mainly in Israel, Spain, and Germany. This increase was partially offset by lower sales of electron device products. Gross margin in Europe in fiscal 2006 decreased to 27.2% from 27.5% in fiscal 2006 and 2005, respectively, primarily due to lower gross margins on wireless products as compared to electron device products.

Net sales in Latin America decreased 8.7% to $17.0 million in fiscal 2007 from $18.6 million in the previous fiscal year. The decline during fiscal 2007 was mainly due to a decline in demand for wireless, electron device, and display systems products. Gross margin decreased during fiscal 2007 to 28.5% as compared with 29.1% during fiscal 2006. The decrease in gross margin was primarily due to shifts in product mix and a more competitive wireless marketplace.

Net sales in Latin America improved 12.9% to $18.6 million in fiscal 2006 as compared with $16.5 million in fiscal 2005. The net sales growth was mainly driven by refocusing the EDG sales team after the realignment. Gross margin in Latin America increased to 29.1% in fiscal 2006 versus 28.8% in fiscal 2005 primarily due to higher gross margins from electron device products.

Selling, General, and Administrative Expenses

Selling, general, and administrative (SG&A) expenses increased 6.6% to $128.2 million in fiscal 2007 as compared with $120.2 million last fiscal year. The increase in SG&A expenses for fiscal 2007 was primarily due to higher payroll-related, advertising, and travel expenses to support sales growth, higher healthcare expenses, an increase in distribution and logistics expenses related to the centralization of the Company’s distribution centers, additional stock compensation expense of $0.8 million related to the adoption of SFAS No. 123 (Revised 2004), Share-Based Payment, (SFAS No. 123(R)), and restatement related expenses of $0.6 million. During fiscal 2007, severance expense and other costs related to the 2007 Restructuring Plan were $2.9 million. Total SG&A as a percentage of sales increased to 23.0% of net sales for fiscal 2007 as compared with 22.7% last fiscal year.

SG&A expenses increased 7.3% to $120.2 million in fiscal 2006 as compared with $112.0 million in fiscal 2005. The increase in SG&A expenses was primarily due to the acquisition of Kern and severance expense. The Company recorded severance expense of $4.0 million during fiscal 2006. During the third quarter of fiscal 2005, the Company recorded a restructuring charge, including severance and lease termination costs, of $2.2 million. Total SG&A expenses in fiscal 2006 decreased to 22.7% of net sales compared with 23.7% in fiscal 2005.

(Gain) Loss on Disposal of Assets

On April 5, 2007, the Company sold real estate and a building located in the United Kingdom for $1.9 million. The Company recorded a pre tax gain on sale of $1.5 million during the fourth quarter of fiscal 2007 with respect to the sale of this property.

On December 29, 2006, the Company sold approximately 1.5 acres of real estate and a building located in Geneva, Illinois for $3.1 million. The Company recorded a gain of $2.5 million during the third quarter of fiscal 2007 with respect to the sale of this property.

On May 26, 2005, the Company completed the sale of approximately 205 acres of undeveloped real estate adjoining its headquarters in LaFox, Illinois. The Company recorded a gain of $9.9 million during the fourth quarter of fiscal 2005 with respect to the sale of this property.

Other (Income) and Expense

In accordance with Emerging Issues Task Force (EITF) 87-24, Allocation of Interest to Discontinued Operations (EITF 87-24), the Company has allocated interest expense to the discontinued operation (SSD/Burtek) due to the requirement under the Company’s existing credit agreement to pay the proceeds from the sale of a business to the parties in the credit agreement. All borrowings under the credit agreement, $65.7 million as of June 2, 2007, are anticipated to be repaid by the end of the first quarter of fiscal 2008. As such, interest expense related to the credit agreement of $5.9 million, $3.5 million, and $2.8 million for fiscal 2007, 2006, and 2005, respectively, has been included in income (loss) from discontinued operations.

In fiscal 2007, other (income) expense decreased to an expense of $5.7 million from an expense of $6.9 million last fiscal year. The decrease in other (income) expense relates to a decrease in interest expense and favorable foreign exchange rate changes, partially offset by costs associated with the retirement of long-term debt. Interest expense decreased to $5.3 million during fiscal 2007 from $6.3 million in fiscal 2006. The decrease in interest expense relates to the Company’s purchase of $14.0 million of the Company’s 8% convertible senior subordinated notes (8% notes) during fiscal 2007. During fiscal 2007, other (income) expense included a foreign exchange gain of $1.1 million as compared with foreign exchange loss of $0.7 million during fiscal 2006. The foreign exchange variance for fiscal 2007 was due to the weakening of the U.S. dollar, primarily related to receivables due from foreign subsidiaries to the U.S. parent company and denominated in foreign currencies. Fiscal 2007 included costs associated with the retirement of long-term debt of $2.5 million due to the Company entering into two separate agreements in August 2006 with certain holders of the Company’s 8% notes to purchase $14.0 million of the 8% notes.

In fiscal 2006, other (income) expense increased to an expense of $6.9 million from an expense of $4.7 million in fiscal 2005. Other (income) expense included a foreign exchange loss of $0.7 million during fiscal 2006 as compared to a foreign exchange gain of $1.0 million in fiscal 2005. The foreign exchange variance for fiscal 2006 was due to the strengthening of the U.S. dollar, primarily related to receivables due from foreign subsidiaries to the U.S. parent company and denominated in foreign currencies. Interest expense increased to $6.3 million in fiscal 2006 as compared to $6.1 million in fiscal 2005.

Income Tax Provision

The effective income tax rates for fiscal 2007 and 2006 were 29.1% and 362.8%, respectively. The difference between the effective tax rates as compared to the U.S. federal statutory rate of 34% primarily results from the Company’s geographical distribution of taxable income or losses, foreign branch income subject to U.S. tax and valuation allowances related to net operating losses.

While the valuation allowance increased $1.8 million from June 3, 2006 to June 2, 2007, the Company recognized a tax benefit of $1.4 million related to the valuation allowance because of the allocation of taxes between continuing operations and discontinued operations required by U.S. generally accepted accounting principles. This tax benefit reduced the effective tax rate by 64.9% as of June 2, 2007. For fiscal 2006, the tax benefit related to net operating losses was limited by the requirement for a valuation allowance of $6.3 million which increased the effective income tax rate by 415.6%.

At June 2, 2007, domestic federal net operating loss carryforwards (NOL) amount to approximately $38.1 million. These federal NOL’s expire between 2024 and 2027. Domestic state net operating loss carryforwards (NOL) amount to approximately $49.6 million. These state NOL’s expire between 2007 and 2027. Foreign net operating loss carryforwards total approximately $11.6 million with various or indefinite expiration dates. In fiscal 2006, the Company re-evaluated the realization of certain deferred tax assets, resulting in an additional valuation allowance of $2.2 million. The Company believes that in order to reverse the recorded valuation allowance in any subsidiary, the Company would likely need to have positive cumulative earnings in that subsidiary for the three-year period preceding the year of the reversal. The Company also has an alternative minimum tax credit carryforward at June 2, 2007, in the amount of $1.2 million that has an indefinite carryforward period.

Income taxes paid, including foreign estimated tax payments, were $2.5 million, $1.9 million, and $0.6 million in fiscal 2007, 2006, and 2005, respectively.

At the end of fiscal 2004, all of the cumulative positive earnings of the Company’s foreign subsidiaries, amounting to $35.1 million, were considered permanently reinvested pursuant to APB No. 23, Accounting for Income Taxes-Special Areas. As such, U.S. taxes were not provided on these amounts. In fiscal 2005, because of a strategic decision, the Company determined that approximately $12.9 million of one of its foreign subsidiaries’ earnings could no longer be considered permanently reinvested as those earnings may be distributed in future years. Based on management’s potential future plans regarding this subsidiary, it was determined that these earnings would no longer meet the specific requirements for permanent reinvestment under APB No. 23. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income tax and foreign withholding taxes. As such, the Company established a deferred tax liability of approximately $4.9 million during fiscal 2005. The Company revised its estimate of the deferred tax liability of $4.9 million at June 3, 2006 based on changes in management’s potential future plans for this subsidiary during fiscal 2006. In fiscal 2006, the Company revised its strategy and as of June 3, 2006 concluded that the undistributed earnings of this subsidiary were considered permanently reinvested outside the United States. The reversal of the $4.9 million deferred tax liability in fiscal 2006 resulted in an additional valuation allowance in the same amount and, therefore, did not affect the fiscal 2006 tax provision. Cumulative positive earnings of the Company’s foreign subsidiaries were still considered permanently reinvested pursuant to APB No. 23 and amounted to $125.8 million at June 2, 2007. Due to various tax attributes that are continually changing, it is not possible to determine what, if any, tax liability might exist if such earnings were to be repatriated.

During fiscal 2005, the Canadian taxing authority proposed an income tax assessment for fiscal 1998 through fiscal 2002. The Company appealed the income tax assessment; however, the Company paid the entire tax liability in fiscal 2005 to the Canadian taxing authority to avoid additional interest and penalties if the Company’s appeal was denied. The payment was recorded as an increase to income tax provision in fiscal 2005. In May 2006, the appeal was settled in the Company’s favor. The Company recorded a reduction to income tax provision for approximately $1.0 million related to the appeal settlement and subsequently received the refund during fiscal 2007.

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the Act). The Act provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. In return, the Act also provides for a two-year phase out ending December 31, 2006 of the existing extraterritorial income exclusion (ETI) for foreign sales that was viewed to be inconsistent with the international trade protocols by the European Union. The Company did not receive a tax benefit from the current ETI in fiscal 2007. When this benefit is fully phased out, it will have no impact on the rate.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109, Accounting for Income Taxes (FIN 48). FIN 48 was issued to clarify the accounting for uncertainty in tax positions taken or expected to be taken in a tax return. Under FIN 48, the tax benefit from an uncertain tax position may be recognized only if it is more likely than not that the tax position will be sustained upon examination by tax authorities. The Company plans to adopt FIN 48 for annual periods beginning June 3, 2007. The Company is currently evaluating the potential impact that the adoption of FIN 48 will have on its consolidated financial statements and at this time no material adjustments are anticipated.

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

Discontinued Operations

The following table summarizes results of discontinued operations, consisting of SSD/Burtek:

	Fiscal Year Ended
	June 2, 2007	June 3, 2006	May 28, 2005	FY07 vs FY06 % Change	FY06 vs FY05 % Change
Net sales	$107,510	$108,843	$105,581	(1.2%)	3.1%
Gross profit	27,788	27,279	26,889	1.9%	1.5%
Gross margin %	25.8%	25.1%	25.5%
(Loss) income, net of tax	(2,434)	1,368	2,763

SSD/Burtek net sales decreased slightly during fiscal 2007 to $107.5 million, a 1.2% decline from $108.8 million last fiscal year, due mainly to a decline in demand for private label products. Gross profit remained relatively flat in fiscal 2007 at $27.8 million versus $27.3 million last fiscal year. Gross margin increased during fiscal 2007 to 25.8% from 25.1% last year mainly due to lower inventory overstock and scrap expense.

SSD/Burtek net sales increased 3.1% to $108.8 million in fiscal 2006 from $105.6 million in fiscal 2005. Net sales of private label products increased 9.0% to $35.0 million during fiscal 2006 as compared with $32.1 million during fiscal 2005, and were partially offset by a slight decrease in distribution products. Net sales in Canada in fiscal 2006 increased 13.2% from the prior year; however, net sales in Europe and the U.S. in fiscal 2006 decreased 18.0% and 9.8%, respectively. Gross profit and gross margin as a percentage of net sales remained relatively flat during fiscal 2006 as compared to fiscal 2005.

In accordance with EITF 87-24 the Company has allocated interest expense to the discontinued operation (SSD/Burtek) due to the requirement under the Company’s existing credit agreement to pay the proceeds from the sale of a business to the parties in the credit agreement. All borrowings under the credit agreement, $65.7 million as of June 2, 2007, are anticipated to be repaid by the end of the first quarter of fiscal 2008. As such, interest expense related to the credit agreement of $5.9 million, $3.5 million, and $2.8 million for fiscal 2007, 2006, and 2005, respectively, has been included in income (loss) from discontinued operations.

Net Income and Per Share Data

In fiscal 2007, the Company reported net income of $40.7 million, or $2.30 per diluted common share and $2.11 per diluted Class B common share. In fiscal 2006, the Company reported a net loss of $2.6 million, or $0.15 per diluted common share and $0.14 per diluted Class B common share. In fiscal 2005, the Company reported a net loss of $16.0 million, or $0.96 per diluted common share and $0.87 per diluted Class B common share.

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

Cash and cash equivalents was $17.4 million at June 2, 2007 as compared to $17.0 million at June 3, 2006. Cash used in operating activities during fiscal 2007 of $9.7 million was primarily due to the increase in inventories and receivables, partially offset by an increase in payables. The increase in inventories is due to higher inventory stocking levels to support anticipated sales growth. Accounts receivable increased due to increased sales levels. Accounts payable increased due to the increased levels of inventory. Cash provided by operating activities of $5.5 million in fiscal 2006 was due to the increase in payables partially offset by increases in inventories and accounts receivable. Receivables increased due to an approximate 13% increase in sales volume during the last two months of fiscal 2006 as compared to fiscal 2005, while inventories increased due to the Kern and Image Systems acquisitions and increased levels of inventory in anticipation of future increases in sales. The increase in payables was primarily the result of the increased levels of inventory.

Net cash provided by investing activities during fiscal 2007 of $80.3 million was mainly due to proceeds from the sale of SSD/Burtek of $78.1 million, proceeds from the sale of assets of $5.1 million, and the liquidation of $3.5 million of long-term investments, partially offset by capital expenditures of $6.4 million primarily related to information technology projects. For fiscal 2006, net cash used in investing activities of $12.7 million was mainly the result of the Kern acquisition, effective June 1, 2005, located in Donaueschingen in southern Germany. The cash outlay for Kern was $6.6 million, net of cash acquired. In addition, effective October 1, 2005, the Company acquired certain assets of Image Systems, a subsidiary of Communications Systems, Inc. in Hector, Minnesota. The initial cash outlay for Image Systems was $0.2 million. In addition, the Company spent $6.2 million on capital projects during fiscal 2006 primarily related to facility and information technology projects.

Net cash used in financing activities during fiscal 2007 of $71.2 million was mainly due to amounts maintained as restricted cash of $61.9 million resulting from proceeds from the sale of the SSD/Burtek business unit, that are required by the Company’s credit agreement to be used to pay down outstanding debt amounts under the credit agreement, cash payments on the early debt retirement of $15.9 million, and dividend payments of $2.8 million, partially offset by net debt borrowings of $8.1 million. Net cash used in financing activities was $0.6 million in fiscal 2006.

The credit agreement balance of $65.7 million is classified as current as of June 2, 2007 due to the obligation to pay off the credit agreement with the proceeds from the SSD/Burtek sale. The Company entered into a new $40.0 million credit agreement (new credit agreement) on July 27, 2007 which includes a Euro subfacility ($15.0 million) and a Singapore subfacility ($5.0 million). This new credit agreement expires in July 2010 and bears interest at applicable LIBOR, SIBOR, or prime rates plus a margin varying with certain quarterly borrowings under the new credit agreement. This new credit agreement is secured by a lien on the Company’s assets and also contains only one financial covenant related to the ratio of senior funded debt to cash flow. The commitment fee related to the new credit agreement is 0.25% per annum payable quarterly on the average daily unused portion of the aggregate commitment.

On September 8, 2006, the Company purchased $6.0 million of the 8% notes, and on December 8, 2006, the Company purchased $8.0 million of the 8% notes. The purchases were financed through additional borrowings under the Company’s credit agreement. As the 8% notes are subordinate to the Company’s existing credit agreement, the Company received a waiver from its lending group to permit the purchases. The Company recorded costs associated with the retirement of long-term debt of $2.5 million in connection with the purchases, which includes the write-off of previously capitalized deferred financing costs of $0.6 million.

On November 21, 2005, the Company sold $25.0 million in aggregate principal amount of 8% notes due 2011 pursuant to an indenture dated November 21, 2005. The 8% notes bear interest at a rate of 8% per annum. Interest is due on June 15 and December 15 of each year. The 8% notes are convertible at the option of the holder, at any time on or prior to maturity, into shares of the Company’s common stock at a price equal to $10.31 per share, subject to adjustment in certain circumstances. In addition, the Company may elect to automatically convert the 8% notes into shares of common stock if the trading price of the common stock exceeds 150% of the conversion price of the 8% notes for at least 20 trading days during any 30 trading day period subject to a payment of three years of interest if the Company elects to convert the 8% notes prior to December 20, 2008.

The indenture provides that on or after December 20, 2008, the Company has the option of redeeming the 8% notes, in whole or in part, for cash, at a redemption price equal to 100% of the principal amount of the 8% notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. Holders may require the Company to repurchase all or a portion of their 8% notes for cash upon a change-of-control event, as described in the indenture, at a repurchase price equal to 100% of the principal amount of the 8% notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding the repurchase date. The 8% notes are unsecured and subordinate to the Company’s existing and future senior debt. The 8% notes rank on parity with the Company’s existing 7 3/4% convertible senior subordinated notes (7 3/4% notes) due December 2011.

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

In October 2004, the Company renewed its credit agreement with the current lending group in the amount of approximately $109 million. On August 4, 2006, the Company amended its credit agreement and decreased the facility to approximately $97.9 million (the size of the credit line varies based on fluctuations in foreign currency exchange rates). The credit agreement was terminated on July 27, 2007. The portion of the credit line available for the Company to borrow is limited by the amount of collateral and certain covenants in the credit agreement. The credit agreement is principally secured by the Company’s trade receivables and inventory. The credit agreement bears interest at applicable LIBOR rates plus a margin, varying with certain financial performance criteria. At June 2, 2007, the applicable margin was 2.00%, $65.7 million was outstanding under the credit agreement, outstanding letters of credit were $0.4 million, the unused line was $31.7 million, and the available credit line was limited to $0.7 million due to covenants related to maximum permitted leverage ratios. The commitment fee related to the credit agreement is 0.25% per annum payable quarterly on the average daily unused portion of the aggregate commitment. The Company’s credit agreement consisted of the following facilities as of June 2, 2007:

	Capacity	Amount Outstanding	Interest Rate
U.S. Facility	$77,500	$46,400	8.25%
Canada Facility	2,261	2,150	6.00%
UK Facility	8,909	8,790	7.66%
Euro Facility	6,727	6,727	5.92%
Japan Facility	2,465	1,644	2.72%

Total	$97,862	$65,711	7.72%

Note:	Due to maximum permitted leverage ratios, the amount of the unused line cannot be calculated on a facility-by-facility basis.

On March 3, 2007, the Company was not in compliance with credit agreement covenants with respect to the leverage ratio. On April 5, 2007, the Company received a waiver from its lending group for the default.

On January 19, 2007, the Company executed an amendment to the credit agreement to facilitate the implementation of a European cash sweeping program. In addition, the amendment decreased the Company’s Canada Facility and increased the Company’s U.S. Facility by approximately $7.5 million.

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

Annual dividend payments for fiscal 2007 amounted to $2.8 million. The Company’s policy regarding payment of dividends is reviewed periodically by the Board of Directors in light of the Company’s operating needs and capital structure. Over the last 20 years, the Company has been in a position to regularly pay a quarterly dividend of $0.04 per common share and $0.036 per Class B common share. The Company currently expects to continue paying dividends at this historical rate in fiscal 2008.

See Item 7A for “Risk Management and Market Sensitive Financial Instruments” for information regarding the effect on net income of market changes in interest rates.

Contractual Obligations

Contractual obligations by expiration period as of June 2, 2007 are presented in the table below (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Convertible notes(1)	$55,683	$—	$—	$55,683	$—
Convertible notes—interest(1)	19,285	4,343	8,686	6,256	—
Multi-currency revolving credit agreement(2)	65,711	65,711	—	—	—
Multi-currency revolving credit agreement—interest(2)	1,268	1,268	—	—	—
Lease obligations(3)	10,549	3,830	4,244	1,700	775
Purchase obligations(4)	148,965	148,965	—	—	—
Other(5)	451	309	142	—	—

Total	$301,912	$224,426	$13,072	$63,639	$775

(1)	Convertible notes consist of the 7 3/4 % notes, with principal of $44.7 million due December 2011, and 8% notes, with principal of $11.0 million due June 2011.
(2)	The credit agreement expires in October 2009 and bears interest at applicable LIBOR rates plus a 200 basis point margin. The credit agreement balance of $65.7 million is classified as current as of June 2, 2007 due to the obligation to pay off the credit agreement with the proceeds from the SSD/Burtek sale. The Company completed the refinancing of the credit agreement on July 27, 2007. Interest in the table above is calculated using 7.72% interest rate and $65.7 million principal amount as of June 2, 2007 through the end of the first quarter of fiscal year 2008.
(3)	Lease obligations are related to certain warehouse and office facilities and office equipment under non-cancelable operating leases.
(4)	The Company has outstanding purchase obligations with vendors at the end of fiscal 2007 to meet operational requirements as part of the normal course of business.
(5)	The Company has a physical distribution agreement with a third-party logistics provider.

The Company believes that the existing sources of liquidity, including current and restricted cash, as well as cash provided by operating activities, supplemented as necessary with funds available under credit arrangements, will provide sufficient resources to meet known capital requirements and working capital needs for the fiscal year ended May 31, 2008.

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

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The estimates are influenced by the following considerations: continuing credit evaluation of customers’ financial conditions; aging of receivables, individually and in the aggregate; large number of customers which are widely dispersed across geographic areas; collectability and delinquency history by geographic area; and the fact that no single customer accounts for 10% or more of net sales. Significant changes in one or more of these considerations may require adjustments to the allowance affecting net income and net carrying value of accounts receivable. At June 2, 2007, the allowance for doubtful accounts was $1.6 million as compared to $2.0 million at June 3, 2006.

Impairment of Investments

The Company holds a portfolio of investment securities and periodically assesses its recoverability. In the event of a decline in fair value of an investment, the judgment is made whether the decline is other-than-temporary. Management’s assessment as to the nature of a decline is largely based on the duration of that market decline, financial health of and specific prospects for the issuer, and the Company’s cash requirements and intent to hold the investment. If an investment is impaired and the decline in market value is considered to be other-than-temporary, an appropriate write-down is recorded. The Company recognized investment impairment of less than $0.1 million in fiscal 2007 and 2005, and $0.1 million in fiscal 2006.

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

The Company recorded inventory obsolescence and overstock provisions of $0.9 million, $0.8 million, and $3.4 million in fiscal 2007, 2006, and 2005, respectively, which were included in cost of sales. The provisions were principally for obsolete and slow moving parts. The parts were written down to estimated realizable value.

Long-Lived and Intangible Assets

The Company periodically evaluates the recoverability of the carrying amounts of its long-lived assets, including software, property, plant and equipment. The Company assesses in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the possibility of long-lived assets being impaired when events trigger the likelihood.

Impairment is assessed when the undiscounted expected cash flows to be derived from an asset are less than its carrying amount. If impairment exists, the carrying value of the impaired asset is written down and impairment loss is recorded in operating results. In assessing the potential impairment of the Company’s goodwill and other intangible assets, management makes significant estimates and assumptions regarding the discounted future cash flows to determine the fair value of the respective assets on an annual basis. These estimates and their related assumptions include, but are not limited to, projected future operating results, industry and economy trends, market discount rates, indirect expense allocations, and tax rates. If these estimates or assumptions change in the future as a result of changes in strategy, Company profitability, or market conditions, among other factors, this could adversely affect future goodwill and other intangible assets valuations and result in impairment charges.

Effective June 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. This statement changed the accounting for goodwill and indefinite-lived assets from an amortization approach to an impairment-only approach. The Company performs its impairment test as of the third quarter of each fiscal year. The Company did not find any indication that an impairment existed and, therefore, no impairment loss was recorded in fiscal 2007.

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

Stock Compensation

Effective June 4, 2006, the Company adopted SFAS No. 123(R) which requires the measurement and recognition of compensation cost at fair value for all share-based payments, including stock options. The Company estimates fair value using the Black-Scholes option-pricing model, which requires assumptions such as expected volatility, risk-free interest rate, expected life, and dividends. Compensation cost is recognized using a graded-vesting schedule over the applicable vesting period, or date on which retirement eligibility is achieved, if shorter (non-substantive vesting period approach). See Note A of the notes to the consolidated financial statements for further information.

Income Taxes

The Company recognizes deferred tax assets and liabilities based on the differences between financial statement carrying amounts and the tax bases of assets and liabilities. The Company regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance based on a number of factors, including both positive and negative evidence, in determining the need for a valuation allowance. Those factors include historical taxable income or loss, projected future taxable income or loss, the expected timing of the reversals of existing temporary differences, and the implementation of tax planning strategies. In circumstances where the Company or any of its’ affiliates has incurred three years of cumulative losses which constitute significant negative evidence, positive evidence of equal or greater significance is needed by the Company at a minimum to overcome that negative evidence before a tax benefit is recognized for deductible temporary differences and loss carryforwards. In evaluating the positive evidence available, expectations as to future taxable income would rarely be sufficient to overcome the negative evidence of recent cumulative losses, even if supported by detailed forecasts and projections. In order to reverse the recorded valuation allowance, the Company would likely need to have positive cumulative earnings for the three-year period preceding the year of the reversal. Therefore, the Company’s projections as to future earnings would not be used as an indicator in analyzing whether a valuation allowance established in a prior year can be removed or reduced.

At June 2, 2007 and June 3, 2006, the Company’s deferred tax assets related to tax carryforwards were $20.0 million and $13.6 million, respectively. The tax carryforwards are comprised of net operating loss carryforwards and other tax credit carryovers. A majority of the net operating losses and other tax credits can be carried forward for 20 years.

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

New Accounting Pronouncements

In June 2006, the FASB issued FIN 48. FIN 48 was issued to clarify the accounting for uncertainty in tax positions taken or expected to be taken in a tax return. Under FIN 48, the tax benefit from an uncertain tax position may be recognized only if it is more likely than not that the tax position will be sustained upon examination by tax authorities. The Company plans to adopt FIN 48 for annual periods beginning June 3, 2007. The Company is currently evaluating the potential impact that the adoption of FIN 48 will have on its consolidated financial statements and at this time no material adjustments are anticipated.

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

The Company’s multi-currency revolving credit agreement’s interest rate varies based on market interest rates. Had interest rates increased 10%, additional interest expense, tax effected, would have decreased the net income by an estimated $0.3 million in fiscal 2007, and increased the net loss by an estimated $0.2 million in fiscal 2006.

The Company’s foreign denominated assets and liabilities are cash, accounts receivable, inventory, accounts payable, and intercompany receivables and payables, primarily in member countries of the European Union, Asia/Pacific and, to a lesser extent, Canada and Latin America. Tools that the Company may use to manage foreign exchange exposures include currency clauses in sales contracts, local debt to offset asset exposures and forward contracts to hedge significant transactions. The Company has not entered into any forward contracts in fiscal 2007 or 2006.

Had the U.S. dollar strengthened 10% against various foreign currencies, net sales would have been lower by an estimated $21.2 million for fiscal 2007 and an estimated $18.7 million for fiscal 2006. Total assets would have declined by an estimated $17.9 million as of the fiscal year ended June 2, 2007 and an estimated $10.0 million as of the fiscal year ended June 3, 2006, while the total liabilities would have decreased by an estimated $3.8 million as of the fiscal year ended June 2, 2007 and an estimated $2.7 million as of the fiscal year ended June 3, 2006.

The interpretation and analysis of these disclosures should not be considered in isolation since such variances in interest rates and exchange rates would likely influence other economic factors. Such factors, which are not readily quantifiable, would likely also affect the Company’s operations.

Item 8. Financial Statements and Supplementary Data

RICHARDSON ELECTRONICS, LTD.

Consolidated Balance Sheets

(in thousands, except per share amounts)

	June 2, 2007	June 3, 2006
Assets
Current assets:
Cash and cash equivalents	$17,436	$17,010
Restricted cash	61,899	—
Receivables, less allowance of $1,574 and $1,965	105,709	99,631
Inventories	110,174	99,484
Prepaid expenses	5,129	3,509
Deferred income taxes	2,131	1,527
Current assets of discontinued operations held for sale	242	34,168

Total current assets	302,720	255,329

Non-current assets:
Property, plant and equipment, net	29,703	30,070
Goodwill	11,611	11,256
Other intangible assets, net	1,581	2,092
Non-current deferred income taxes	389	1,300
Assets held for sale	1,004	1,018
Other assets	2,058	3,814
Non-current assets of discontinued operations held for sale	5	4,420

Total non-current assets	46,351	53,970

Total assets	$349,071	$309,299

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$55,530	$45,194
Accrued liabilities	31,330	29,769
Current portion of long-term debt	65,711	14,016
Current liabilities of discontinued operations held for sale	2,737	8,119

Total current liabilities	155,308	97,098

Non-current liabilities:
Long-term debt, less current portion	55,683	110,500
Non-current liabilities	1,535	1,169
Non-current liabilities of discontinued operations held for sale	—	2,292

Total non-current liabilities	57,218	113,961

Total liabilities	212,526	211,059

Stockholders’ equity
Common stock, $0.05 par value; issued 15,920 shares at June 2, 2007 and 15,663 shares at June 3, 2006	796	783
Class B common stock, convertible, $0.05 par value; issued 3,048 shares at June 2, 2007 and 3,093 shares at June 3, 2006	152	155
Preferred stock, $1.00 par value, no shares issued	—	—
Additional paid-in-capital	118,880	119,149
Common stock in treasury, at cost, 1,179 shares at June 2, 2007 and 1,261 shares at June 3, 2006	(6,989)	(7,473)
Retained earnings (accumulated deficit)	21,631	(19,048)
Accumulated other comprehensive income	2,075	897
Accumulated other comprehensive income from discontinued operations held for sale	—	3,777

Total stockholders’ equity	136,545	98,240

Total liabilities and stockholders’ equity	$349,071	$309,299

See notes to consolidated financial statements.

RICHARDSON ELECTRONICS, LTD.

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Fiscal Year Ended
	June 2, 2007	June 3, 2006	May 28, 2005
Statements of Operations
Net sales	$557,291	$529,097	$473,143
Cost of sales	424,888	400,607	364,038

Gross profit	132,403	128,490	109,105
Selling, general, and administrative expenses	128,175	120,233	112,011
Gain on disposal of assets	(3,616)	(154)	(9,918)

Operating income	7,844	8,411	7,012

Other (income) expense:
Interest expense	5,292	6,281	6,133
Investment income	(992)	(411)	(388)
Foreign exchange (gain) loss	(1,078)	712	(969)
Retirement of long-term debt expenses	2,540	—	—
Other, net	(100)	303	(51)

Total other expense	5,662	6,885	4,725

Income from continuing operations before income taxes	2,182	1,526	2,287
Income tax provision	634	5,536	21,067

Income (loss) from continuing operations	1,548	(4,010)	(18,780)
Discontinued operations:
Income (loss) from discontinued operations, net of provision for income tax of $3,428, $2,682, and $3,533, respectively	(2,434)	1,368	2,763
Gain on sale of discontinued operations, net of provision for income tax of $2,824	41,565	—	—

Income from discontinued operations	39,131	1,368	2,763

Net income (loss)	$40,679	$(2,642)	$(16,017)

Net income (loss) per common share—basic:
Income (loss) from continuing operations	$0.09	$(0.23)	$(1.13)
Income from discontinued operations	2.27	0.08	0.17

Net income (loss) per common share—basic	$2.36	$(0.15)	$(0.96)

Net income (loss) per Class B common share—basic:
Income (loss) from continuing operations	$0.08	$(0.21)	$(1.02)
Income from discontinued operations	2.04	0.07	0.15

Net income (loss) per Class B common share—basic	$2.12	$(0.14)	$(0.87)

Net income (loss) per common share—diluted:
Income (loss) from continuing operations	$0.09	$(0.23)	$(1.13)
Income from discontinued operations	2.21	0.08	0.17

Net income (loss) per common share—diluted	$2.30	$(0.15)	$(0.96)

Net income (loss) per Class B common share—diluted:
Income (loss) from continuing operations	$0.08	$(0.21)	$(1.02)
Income from discontinued operations	2.03	0.07	0.15

Net income (loss) per Class B common share—diluted	$2.11	$(0.14)	$(0.87)

Weighted average number of shares:
Common shares—basic	14,517	14,315	13,822

Class B common shares—basic	3,048	3,093	3,120

Common shares—diluted	17,667	14,315	13,822

Class B common shares—diluted	3,048	3,093	3,120

Dividends per common share	$0.160	$0.160	$0.160

Dividends per Class B common share	$0.144	$0.144	$0.144

See notes to consolidated financial statements.

RICHARDSON ELECTRONICS, LTD.

Consolidated Statements of Cash Flows

(in thousands)

	Fiscal Year Ended
	June 2, 2007	June 3, 2006	May 28, 2005
Operating activities:
Net income (loss)	$40,679	$(2,642)	$(16,017)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	6,126	6,240	5,298
Stock compensation expense	845	—	—
Gain on disposition of segment of business	(41,565)	—	—
(Gain) loss on disposal of assets	(3,582)	3	(9,918)
Retirement of long-term debt expenses	2,540	—	—
Deferred income taxes	309	1,462	18,281
Receivables	(3,635)	(5,417)	2,303
Inventories	(9,836)	(10,420)	(9,618)
Accounts payable and accrued liabilities	2,637	15,910	1,037
Other liabilities	371	(267)	1,156
Other	(4,558)	588	5,465

Net cash (used in) provided by operating activities	(9,669)	5,457	(2,013)

Investing activities:
Capital expenditures	(6,401)	(6,211)	(6,975)
Proceeds from sale of assets	5,093	278	10,925
Proceeds from sale of segment of business, net of transaction expenses paid	78,114	—	—
Business acquisitions, net of cash acquired	—	(6,800)	(971)
Proceeds from sales of available-for-sale securities	3,774	2,317	3,042
Purchases of available-for-sale securities	(274)	(2,317)	(3,042)

Net cash provided by (used in) investing activities	80,306	(12,733)	2,979

Financing activities:
Proceeds from borrowings	258,561	252,997	113,229
Payments on debt	(250,419)	(249,853)	(131,624)
Restricted cash	(61,899)	—	—
Proceeds from issuance of common stock	1,948	710	29,729
Cash dividends	(2,764)	(2,736)	(2,719)
Payments on retirement of long-term debt	(15,915)	—	—
Other	(674)	(1,711)	(2,364)

Net cash (used in) provided by financing activities	(71,162)	(593)	6,251

Effect of exchange rate changes on cash and cash equivalents	951	578	512

Increase (decrease) in cash and cash equivalents	426	(7,291)	7,729
Cash and cash equivalents at beginning of period	17,010	24,301	16,572

Cash and cash equivalents at end of period	$17,436	$17,010	$24,301

Supplemental Disclosure of Cash Flow Information:
Cash paid during the fiscal year for:
Interest	$11,142	$9,026	$9,131
Income taxes	$2,530	$1,916	$565

See notes to consolidated financial statements.

RICHARDSON ELECTRONICS, LTD.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)

(in thousands)

	Comprehensive Income (Loss)	Common	Class B Common	Par Value	Additional Paid In Capital	Treasury Stock	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Discontinued Accumulated Other Comprehensive Income (Loss)	Total
Balance May 29, 2004:		12,524	3,168	$784	$93,877	$(8,515)	$1,650	$(2,415)	$800	$86,181
Comprehensive income (loss):
Net loss	$(16,017)	—	—	—	—	—	(16,017)	—	—	(16,017)
Recognition of unearned compensation	—	—	—	—	242	—	—	—	—	242
Currency translation, net of tax	597	—	—	—	—	—	—	33	564	597
Fair value adjustments on investment, net of tax	121	—	—	—	—	—	—	121	—	121
Cash flow hedges, net of tax	66	—	—	—	—	—	—	66	—	66

Comprehensive loss	$(15,233)

Common stock issued		3,025	—	152	28,153	621	—	—	—	28,926
Conversion of Class B shares to common stock		48	(48)	—	—	—	—	—	—	—
Dividends paid to:
Common ($0.04 per share)		—	—	—	(568)	—	(1,699)	—	—	(2,267)
Class B ($0.036 per share)		—	—	—	(113)	—	(340)	—	—	(453)

Balance May 28, 2005:		15,597	3,120	936	121,591	(7,894)	(16,406)	(2,195)	1,364	97,396
Comprehensive income (loss):
Net loss	$(2,642)	—	—	—	—	—	(2,642)	—	—	(2,642)
Recognition of unearned compensation	—	—	—	—	(17)	—	—	—	—	(17)
Currency translation, net of tax	5,289	—	—	—	—	—	—	2,876	2,413	5,289
Fair value adjustments on investment, net of tax	216	—	—	—	—	—	—	216	—	216

Comprehensive income	$2,863

Common stock issued		39	—	2	311	421	—	—	—	734
Conversion of Class B shares to common stock		27	(27)	—	—	—	—	—	—	—
Dividends paid to:
Common ($0.04 per share)		—	—	—	(2,289)	—	—	—	—	(2,289)
Class B ($0.036 per share)		—	—	—	(447)	—	—	—	—	(447)

Balance June 3, 2006:		15,663	3,093	938	119,149	(7,473)	(19,048)	897	3,777	98,240
Comprehensive income:
Net income	$40,679	—	—	—	—	—	40,679	—	—	40,679
Recognition of unearned compensation	—	—	—	—	8	—	—	—	—	8
Stock compensation	—	—	—	—	930	—	—	—	—	930
Currency translation, net of tax	2,566	—	—	—	—	—	—	1,459	1,107	2,566
Fair value adjustments on investment, net of tax	(281)	—	—	—	—	—	—	(281)	—	(281)

Comprehensive income	$42,964

Recognition of currency translation		—	—	—	—	—	—	—	(4,884)	(4,884)
Common stock issued		212	—	10	1,557	484	—	—	—	2,051
Conversion of Class B shares to common stock		45	(45)	—	—	—	—	—	—	—
Dividends paid to:
Common ($0.04 per share)		—	—	—	(2,323)	—	—	—	—	(2,323)
Class B ($0.036 per share)		—	—	—	(441)	—	—	—	—	(441)

Balance June 2, 2007		15,920	3,048	$948	$118,880	$(6,989)	$21,631	$2,075	$—	$136,545

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

(in thousands, except per share amounts)

Note A—Significant Accounting Policies

Principles of Consolidation: Fiscal Year—Richardson Electronics, Ltd. (the “Company”) fiscal year ends on the Saturday nearest the end of May. Fiscal years 2007 and 2005 contain 52 weeks while fiscal year 2006 contains 53 weeks. All references herein for the years 2007, 2006, and 2005 represent the fiscal years ended June 2, 2007, June 3, 2006, and May 28, 2005, respectively.

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

Fair Values of Financial Instruments: The fair values of financial instruments are determined based on quoted market prices and market interest rates as of the end of the reporting period. The Company’s financial instruments include accounts receivable, accounts payable, accrued liabilities, and long-term debt. The fair values of these financial instruments, with the exception of long-term debt as disclosed in Note H, were not materially different from their carrying or contract values at June 2, 2007 and June 3, 2006.

Cash Equivalents and Restricted Cash: The Company considers short-term, highly liquid investments that are readily convertible to known amounts of cash, and so near their maturity that they present insignificant risk of changes in value because of changes in interest rates, and that have maturity of three months or less, when purchased, to be cash equivalents. The carrying amounts reported in the balance sheet for cash and cash equivalents approximate the fair market values of these assets.

The Company maintained $61,899 of restricted cash as of June 2, 2007, due to year end cash balances resulting from proceeds from the sale of the Company’s Security Systems Division/Burtek Systems (SSD/Burtek) business unit, that are required by the Company’s multi-currency revolving credit agreement (credit agreement) to be used to pay down outstanding debt amounts under the credit agreement.

Allowance for Doubtful Accounts: The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The estimates are influenced by the following considerations: continuing credit evaluation of customers’ financial conditions; aging of receivables, individually and in the aggregate; large number of customers which are widely dispersed across geographic areas; collectability and delinquency history by geographic area; and the fact that no single customer accounts for 10% or more of net sales. Significant changes in one or more of these considerations may require adjustments to the allowance affecting net income and net carrying value of accounts receivable. At June 2, 2007, the allowance for doubtful accounts was $1,574 as compared to $1,965 at June 3, 2006.

Inventories: The Company’s worldwide inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method. Inventories include material, labor, and overhead associated with such inventories. Substantially all inventories represent finished goods held for sale.

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

Property, Plant and Equipment: Property, plant and equipment are stated at cost. Improvements and replacements are capitalized while expenditures for maintenance and repairs are charged to expense as incurred. Provisions for depreciation are computed using the straight-line method over the estimated useful life of the asset. Depreciation expense was $5,163, $5,582, and $4,734 in fiscal 2007, 2006, and 2005, respectively. Property, plant and equipment consist of the following:

	June 2, 2007	June 3, 2006
Land and improvements	$1,274	$1,307
Buildings and improvements	18,165	18,484
Computer and communications equipment	29,966	28,688
Machinery and other equipment	19,266	18,484

	68,671	66,963
Accumulated depreciation	(38,968)	(36,893)

Property, plant and equipment, net	$29,703	$30,070

Supplemental disclosure information of the estimated useful life of the asset:

Land and improvements	10 years
Buildings and improvements	10 - 30 years
Computer and communications equipment	3 - 10 years
Machinery and other equipment	3 - 10 years

The Company is in the application development stage of implementing certain modules of enterprise resource management software (PeopleSoft). In accordance with Accounting Standards Executive Committee (AcSEC) Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, the Company capitalizes all direct costs associated with the application development of this software including software acquisition costs, licensing fees, consulting costs, and internal payroll costs. The Statement requires these costs to be depreciated once the application development stage is complete. The unamortized balance of the aforementioned capitalized costs, included within computer and communications equipment, is $8,042 and $5,022 at June 2, 2007 and June 3, 2006, respectively.

Other Assets: Other assets consist of the following:

	June 2, 2007	June 3, 2006
Investments	$1,001	$3,781
Notes receivable	1,057	—
Other deferred charges, net	—	33

Other assets	$2,058	$3,814

The Company’s investments are primarily equity securities, all of which are classified as available-for-sale and are carried at their fair value based on the quoted market prices. Proceeds from the sale of the securities were $3,774, $2,317, and $3,042 during fiscal 2007, 2006, and 2005, respectively. During the second quarter of fiscal 2007, the Company retained $3,500 of the proceeds from the sale of securities, while in prior periods all the proceeds from the sale of securities were reinvested. The cost of the equity securities sold were based on a specific identification method. Gross realized gains on those sales were $773, $299, and $372 in fiscal 2007,

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

2006, and 2005, respectively. Gross realized losses on those sales were $64, $141, and $102 in fiscal 2007, 2006, and 2005, respectively. Net unrealized holding gains of $428, $216, and $121, have been included in accumulated comprehensive income (loss) for fiscal 2007, 2006, and 2005, respectively.

The following table is the disclosure under Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, for the investment in marketable equity securities with fair values less than cost basis:

	Marketable Security Holding Length
	Less Than 12 Months		More Than 12 Months		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 2, 2007
Common Stock	$65	$4	$—	$—	$65	$4
June 3, 2006
Common Stock	$623	$34	$158	$17	$781	$51

Goodwill and Other Intangible Assets: In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, (SFAS No. 142) which requires that goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment testing. Intangible assets with finite lives are amortized over their estimated useful lives on a straight line basis.

Management reviews the valuation of goodwill and intangible assets not subject to amortization at least annually, or more frequently, if events or circumstances indicate that goodwill might be impaired. The Company utilizes the comparison of reporting units’ fair value derived by discounted cash flow analysis and their book value as an indicator of potential impairment. The application of SFAS No. 142 and the annual impairment test are discussed in Note C.

Accrued Liabilities: Accrued liabilities consist of the following:

	June 2, 2007	June 3, 2006
Compensation and payroll taxes	$11,041	$12,035
Interest	1,990	2,730
Income taxes	10,408	7,986
Professional fees	1,165	1,884
Other accrued expenses	6,726	5,134

Accrued liabilities	$31,330	$29,769

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

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

Warranty reserves are established for costs that are expected to be incurred after the sale and delivery of products under warranty. The warranty reserves are determined based on known product failures, historical experience, and other currently available evidence.

Changes in the warranty reserve for fiscal 2007 and 2006 were as follows:

Warranty Reserve
Balance at May 28, 2005	$1,439
Accruals for products sold	932
Utilization	(589)
Adjustment	(946)

Balance at June 3, 2006	$836
Accruals for products sold	629
Utilization	(594)
Adjustment	(456)

Balance at June 2, 2007	$415

During the second quarter of fiscal 2003, the Display Systems Group provided a three-year warranty on some of its products. As the extended warranty on the first products sold under the warranty program expired during the second quarter of fiscal 2006, along with additional warranty experience available during the first six months of fiscal 2006, the Company revised its estimate of the warranty reserve to reflect the actual warranty experience to date. As a result, an adjustment of $946 was recorded during the second quarter of fiscal 2006. As a result of lower than anticipated failure rates and lower sales volume of products with this warranty feature, further reserve adjustments of $456 were recorded during fiscal 2007.

Non-Current Liabilities: Non-current liabilities of $1,535 at June 2, 2007 and $1,169 at June 3, 2006 represent the pension obligations for qualified Korea and Italy employees.

Foreign Currency Translation: Foreign currency balances are translated into U.S. dollars at end-of-period rates. Revenues and expenses are translated at the current rate on the date of the transaction. Gains and losses resulting from foreign currency transactions are included in income. Foreign currency transactions reflected in operations was gain of $1,078 in fiscal 2007, a loss of $712 in fiscal 2006, and a gain of $969 in fiscal 2005. Gains and losses resulting from translation of foreign subsidiary financial statements are credited or charged directly to accumulated other comprehensive income (loss), a component of stockholders’ equity.

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

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

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

Discontinued Operations: In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (SFAS No. 144) the Company reported the results of SSD/Burtek as a discontinued operation, and has restated prior periods to reflect this presentation. The application of SFAS No. 144 is discussed in Note B.

Stock-Based Compensation: Prior to fiscal 2007, the Company accounted for its stock-based compensation under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations (APB No. 25), and adopted the disclosure-only provision of SFAS No. 123, Accounting for Stock-Based Compensation. Under APB No. 25, no stock-based compensation cost was reflected in net income for grants of stock options prior to fiscal 2006 because the Company grants stock options with an exercise price equal to the market value of the stock on the date of grant. Stock-based compensation totaled approximately $964 in fiscal 2006 and $1,834 in fiscal 2005.

Under APB No. 25, pro-forma expense for stock options was calculated using a graded-vesting schedule over the applicable vesting period, which generally ranges from two to four years. Upon adoption of SFAS No. 123 (Revised 2004), Share-Based Payment, (SFAS No. 123(R)) the Company records compensation expense using a graded-vesting schedule over the applicable vesting period, or to the date on which retirement eligibility is achieved, if shorter (non-substantive vesting period approach). Had the Company used the fair value based accounting method for stock compensation expense prescribed by SFAS No. 123(R), the Company’s net income and earnings per share for fiscal 2006 and fiscal 2005 would have been reduced to the pro-forma amount illustrated as follows (in thousands, except per share amounts):

	Fiscal Year Ended
	June 3, 2006	May 28, 2005
Net loss—as reported	$(2,642)	$(16,017)
Add: Reported stock-based compensation expense, net of tax	7	425
Deduct: Fair valued based compensation expense, net of tax	(964)	(1,834)

Pro-forma net loss	$(3,599)	$(17,426)

Earnings per share, as reported:
Common stock—basic	$(0.15)	$(0.96)

Class B common stock—basic	$(0.14)	$(0.87)

Common stock—diluted	$(0.15)	$(0.96)

Class B common stock—diluted	$(0.14)	$(0.87)

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

	Fiscal Year Ended
	June 3, 2006	May 28, 2005
Earnings per share, pro forma:
Common stock—basic	$(0.21)	$(1.05)

Class B common stock—basic	$(0.19)	$(0.95)

Common stock—diluted	$(0.21)	$(1.05)

Class B common stock—diluted	$(0.19)	$(0.95)

Effective June 4, 2006, the Company adopted SFAS No. 123 (R), which requires the measurement and recognition of compensation cost at fair value for all share-based payments, including stock options. Using the modified prospective method, stock-based compensation for fiscal 2007 includes compensation expense, recognized over the applicable vesting periods, for new share-based awards and for share-based awards granted prior to, but not yet vested, as of June 3, 2006. Stock-based compensation totaled approximately $1,038 for fiscal 2007.

Stock options granted to members of the Board of Directors generally vest immediately and stock options granted to employees generally vest over a period of five years and have contractual terms for exercise of ten years. A summary of stock option activity is as follows (in thousands, except option prices and years):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding at May 29, 2004	1,455	$9.58
Granted	313	7.75
Exercised	(24)	6.96
Cancelled	(43)	4.05

Options outstanding at May 28, 2005	1,701	$9.46
Granted	436	8.14
Exercised	(41)	7.22
Cancelled	(245)	8.86

Options outstanding at June 3, 2006	1,851	$9.26
Granted	319	8.70
Exercised	(212)	7.18
Cancelled	(257)	9.35

Options outstanding at June 2, 2007	1,701	$9.40	5.76	$2,132

Options exercisable at June 2, 2007	1,046	$9.97	3.96	$1,308

There were 212 stock options exercised during fiscal 2007, with cash received of $1,522 and a realized gain of $428. The total intrinsic value of options exercised during fiscal 2007 and 2006 totaled $465 and $50, respectively. The weighted average fair value of stock option grants was $3.94 for fiscal 2007 and $3.14 for fiscal 2006. As of June 2, 2007, total unrecognized compensation costs related to nonvested stock options was $1,707 which is expected to be recognized over the remaining weighted average period of five years. The total grant date fair value of stock options vested during fiscal 2007 was $609.

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

The fair value of stock options is estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Fiscal Year Ended
	June 2, 2007	June 3, 2006
Expected volatility	48.12%	43.49%
Risk-free interest rate	4.73%	4.30%
Expected lives	6.50	5.12
Annual cash dividend	$0.16	$0.16

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

The following table summarizes information about stock options outstanding at June 2, 2007 (in thousands, except option prices and years):

	Outstanding				Exercisable
Exercise Price Range	Shares	Price	Life	Aggregate Intrinsic Value	Shares	Price	Life	Aggregate Intrinsic Value
$5.38 to $7.50	357	$6.94	3.4	$985	343	$6.93	3.2	$948
$7.75 to $9.00	808	$8.29	7.5	$1,138	252	$8.27	5.1	$360
$9.23 to $13.81	536	$12.71	4.7	$9	451	$13.24	3.9	$—

Total	1,701	$9.40	5.8		1,046	$9.97	4.0

A summary of restricted stock award transactions was as follows:

Shares
Unvested at May 29, 2004	31
Granted	18
Vested	(29)
Cancelled	(7)

Unvested at May 28, 2005	13
Granted	3
Vested	(12)
Cancelled	—

Unvested at June 3, 2006	4
Granted	11
Vested	(12)
Cancelled	—

Unvested at June 2, 2007	3

Compensation effects arising from issuing stock awards were $108, $7, and $425 in fiscal 2007, 2006, and 2005, and have been charged against income and recorded as additional paid-in capital in the Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss).

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

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

According to the Emerging Issues Task Force Issue No. 03-6 “Participating Securities and the Two-Class Method under FASB Statement No. 128” (EITF Issue No. 03-6), the Company’s Class B common stock is considered a participating security requiring the use of the two-class method for the computation of basic and diluted earnings per share. The two-class computation method for each period reflects the cash dividends paid per share for each class of stock, plus the amount of allocated undistributed earnings per share computed using the participation percentage which reflects the dividend rights of each class of stock. Basic and diluted earnings per share reflect the application of EITF Issue No. 03-6 and was computed using the two-class method. The shares of Class B common stock are considered to be participating convertible securities since the shares of Class B common stock are convertible on a share-for-share basis into shares of common stock and may participate in dividends with common stock according to a predetermined formula (90% of the amount of common stock cash dividends).

Diluted earnings per share is calculated by dividing net income, adjusted for interest savings, net of tax, on assumed conversion of convertible debentures and notes, by the actual shares outstanding and share equivalents that would arise from the exercise of stock options, certain restricted stock awards, and the assumed conversion of convertible debentures and notes when dilutive. For the fiscal years ended June 2, 2007 and June 3, 2006, the assumed conversion and the effect of the interest savings of the Company’s 7 3/4% convertible senior subordinated notes (7 3/4% notes) and 8% convertible senior subordinated notes (8% notes) were excluded because their inclusion would have been anti-dilutive. For the fiscal year ended May 28, 2005, the assumed conversion and the effect of the interest savings of the Company’s 7 1/4% convertible debentures (7 1/4% debentures), 8 1/4% convertible senior subordinated debentures (8 1/4% debentures) and 7 3/4% notes were excluded because their inclusion would have been anti-dilutive. The per share amounts presented in the Consolidated Statements of Operations are based on the following amounts:

	Fiscal Year Ended
	June 2, 2007	June 3, 2006	May 28, 2005
Numerator for basic and diluted EPS:
Income (loss) from continuing operations	$1,548	$(4,010)	$(18,780)
Less dividends:
Common stock	2,323	2,289	2,267
Class B common stock	441	447	453

Undistributed losses	$(1,216)	$(6,746)	$(21,500)

Common stock undistributed losses	$(1,023)	$(5,648)	$(17,870)
Class B common stock undistributed losses—basic	(193)	(1,098)	(3,630)

Total undistributed losses—common stock and Class B common stock—basic	$(1,216)	$(6,746)	$(21,500)

Common stock undistributed losses	$(1,024)	$(5,648)	$(17,870)
Class B common stock undistributed losses—diluted	(192)	(1,098)	(3,630)

Total undistributed losses—Class B common stock—diluted	$(1,216)	$(6,746)	$(21,500)

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

	Fiscal Year Ended
	June 2, 2007	June 3, 2006	May 28, 2005
Numerator for basic and diluted EPS:
Income from discontinued operations	$39,131	$1,368	$2,763
Less dividends:
Common stock	2,323	2,289	2,267
Class B common stock	441	447	453

Undistributed earnings (losses)	$36,367	$(1,368)	$43

Common stock undistributed earnings (losses)	$30,587	$(1,145)	$36
Class B common stock undistributed earnings (losses)—basic	5,780	(223)	7

Total undistributed earnings (losses)—common stock and Class B common stock—basic	$36,367	$(1,368)	$43

Common stock undistributed earnings (losses)	$30,621	$(1,145)	$36
Class B common stock undistributed earnings (losses)—diluted	5,746	(223)	7

Total undistributed earnings (losses)—Class B common stock—diluted	$36,367	$(1,368)	$43

Net income (loss)	$40,679	$(2,642)	$(16,017)
Less dividends:
Common stock	2,323	2,289	2,267
Class B common stock	441	447	453

Undistributed earnings (losses)	$37,915	$(5,378)	$(18,737)

Common stock undistributed earnings (losses)	$31,889	$(4,502)	$(15,573)
Class B common stock undistributed earnings (losses)—basic	6,026	(876)	(3,164)

Total undistributed earnings (losses)—common stock and Class B common stock—basic	$37,915	$(5,378)	$(18,737)

Common stock undistributed earnings (losses)	$31,924	$(4,502)	$(15,573)
Class B common stock undistributed earnings (losses)—diluted	5,991	(876)	(3,164)

Total undistributed earnings (losses)—Class B common stock—diluted	$37,915	$(5,378)	$(18,737)

Denominator for basic and diluted EPS:
Denominator for basic EPS:
Common stock weighted average shares	14,517	14,315	13,822
Class B common stock weighted average shares, and shares under if-converted method for diluted earnings per share	3,048	3,093	3,120
Effect of dilutive securities:
Unvested restricted stock awards	4	—	—
Dilutive stock options	98	—	—

Denominator for diluted EPS adjusted weighted average shares and assumed conversions	17,667	17,408	16,942

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

	Fiscal Year Ended
	June 2, 2007	June 3, 2006	May 28, 2005
Income (loss) from continuing operations per share:
Common stock—basic	$0.09	$(0.23)	$(1.13)

Class B common stock—basic	$0.08	$(0.21)	$(1.02)

Common stock—diluted	$0.09	$(0.23)	$(1.13)

Class B common stock—diluted	$0.08	$(0.21)	$(1.02)

Income from discontinued operations per share:
Common stock—basic	$2.27	$0.08	$0.17

Class B common stock—basic	$2.04	$0.07	$0.15

Common stock—diluted	$2.21	$0.08	$0.17

Class B common stock—diluted	$2.03	$0.07	$0.15

Net income (loss) per share:
Common stock—basic	$2.36	$(0.15)	$(0.96)

Class B common stock—basic	$2.12	$(0.14)	$(0.87)

Common stock—diluted	$2.30	$(0.15)	$(0.96)

Class B common stock—diluted	$2.11	$(0.14)	$(0.87)

Common stock options that were anti-dilutive and not included in dilutive earnings per common share	1,603	1,852	1,701

Derivatives and Hedging Activities: The Company accounts for derivative financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This standard requires the Company to recognize all derivatives on the balance sheet at fair value. Derivative value changes are recorded in income for any contracts not classified as qualifying hedging instruments. For derivatives qualifying as cash flow hedge instruments, the effective portion of the derivative fair value change must be recorded through other comprehensive income, a component of stockholders’ equity. The Company did not have any derivative instruments recorded in the consolidated balance sheet at June 2, 2007 and June 3, 2006.

New Accounting Pronouncement: In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109, Accounting for Income Taxes (FIN 48). FIN 48 was issued to clarify the accounting for uncertainty in tax positions taken or expected to be taken in a tax return. Under FIN 48, the tax benefit from an uncertain tax position may be recognized only if it is more likely than not that the tax position will be sustained upon examination by tax authorities. The Company plans to adopt FIN 48 for annual periods beginning June 3, 2007. The Company is currently evaluating the potential impact that the adoption of FIN 48 will have on its consolidated financial statements and at this time no material adjustments are anticipated.

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

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

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

Note B—Discontinued Operations

On May 31, 2007, the Company completed the sale of the SSD/Burtek strategic business unit to Honeywell International Inc. for $80,000. After transaction expenses paid through June 2, 2007, net cash proceeds from the sale were $78,114. The transaction resulted in an after tax gain of $41,565 after additional transactions costs of $2,464 were accrued as of June 2, 2007. The Company has used the net proceeds received and will continue to use the net proceeds classified as restricted cash from the sale to pay down debt outstanding under its credit agreement. The Company presents SSD/Burtek as a discontinued operation in accordance with the criteria of SFAS No. 144, and prior period results and disclosures have been restated to reflect this reporting. The results of operations of SSD/Burtek through the date of sale are presented as a separate line in the Consolidated Statements of Operations. Prior to the disposition, the assets and liabilities of SSD/Burtek are aggregated and reported on separate lines of the Consolidated Balance Sheet.

Net sales, gross profit, and (loss) income from discontinued operations are presented in the following table:

	Discontinued Operations
	Fiscal Years
	2007	2006	2005
Net Sales	$107,510	$108,843	$105,581
Gross profit	27,788	27,279	26,889
(Loss) income, net of tax	(2,434)	1,368	2,763

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

In accordance with EITF 87-24, Allocation of Interest to Discontinued Operations, the Company has allocated interest expense to the discontinued operation (SSD/Burtek) due to the requirement under the Company’s existing credit agreement to pay the proceeds from the sale of a business to the parties in the credit agreement. All borrowings under the credit agreement, $65,711 as of June 2, 2007, are anticipated to be repaid by the end of the first quarter of fiscal 2008. As such, interest expense related to the credit agreement of $5,883, $3,528, and $2,814 for fiscal 2007, 2006, and 2005, respectively, has been included in income (loss) from discontinued operations. Income (loss) from discontinued operations includes a provision for income tax of $3,428, $2,682, and $3,533 in fiscal 2007, 2006, and 2005, respectively. In addition, the Company recognized a gain on sale of SSD/Burtek of $41,565, net of a provision for income tax of $2,824.

Net assets of discontinued operations are presented in the following table:

	June 2, 2007	June 3, 2006
Accounts receivable	$128	$16,102
Inventories	114	17,836
Prepaid expenses	—	230

Current assets of discontinued operations held for sale	242	34,168

Property, plant, and equipment, net	5	2,287
Goodwill	—	1,812
Other intangible assets, net	—	321

Non-current assets of discontinued operations held for sale	5	4,420

Total assets of discontinued operations held for sale	$247	$38,588

Accounts payable	$1,569	$7,300
Accrued liabilities	1,168	819

Current liabilities of discontinued operations held for sale	2,737	8,119

Long-term debt
Non-current liabilities of discontinued operations held for sale	—	2,292

Total liabilities of discontinued operations held for sale	—	10,411

Accumulated other comprehensive income of discontinued operations held for sale	—	3,777

Total liabilities and stockholders’ equity of discontinued operations held for sale	$2,737	$14,188

The balance sheet amounts of June 2, 2007 for discontinued operations represent the net assets held at the Company’s Colombia location that were included in the SSD/Burtek sale agreement, but were not part of the transaction closing on May 31, 2007. The Company anticipates final closing of the Colombia net assets to occur within the first half of fiscal 2008. In addition, net assets from discontinued operations at June 2, 2007 also included accrued transactions costs related to the sale of SSD/Burtek of $2,464.

Note C—Goodwill and Other Intangible Assets

The Company performs an annual goodwill impairment assessment using a two-step, fair-value based test. The first step compares the fair value of the reporting unit to its carrying amount. If the carrying amount of the reporting unit exceeds its fair value, the second step is performed. The second step compares the carrying amount of the goodwill to the estimated fair value of the goodwill. If the fair value of goodwill is less than the carrying

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

amount, an impairment loss is reported. The Company determined that the following components qualified as reporting units: RF, Wireless & Power Division (RFPD), Electron Device Group (EDG), and Display Systems Group (DSG). The Company used a discounted cash flow valuation (income approach) to determine the fair value of each of the reporting units. Sales, net income, and Earnings Before Interest, Taxes, Depreciation, and Amortization (EBITDA) multiples (market approaches) were used as a check against the impairment implications derived under the income approach.

The Company performed its annual impairment test as of the third quarter of fiscal 2007. The Company did not find any indication that an impairment existed and, therefore, no impairment loss was recorded as a result of completing the annual impairment test.

The table below provides changes in carrying value of goodwill by reportable segment which includes RFPD, EDG, and DSG:

	Goodwill
	Reportable Segments
	RFPD	EDG	DSG	Total
Balance at May 28, 2005	$245	$881	$3,446	$4,572
Additions	—	—	6,501	6,501
Foreign currency translation	7	12	164	183

Balance at June 3, 2006	252	893	10,111	11,256
Foreign currency translation	11	9	335	355

Balance at June 2, 2007	$263	$902	$10,446	$11,611

The addition to goodwill in fiscal 2006 represents the acquisition of A.C.T. Kern GmbH & Co. KG (Kern) located in Germany, effective June 1, 2005. The cash outlay for Kern was $6,550, net of cash acquired. Kern is one of the leading display technology companies in Europe with worldwide customers in manufacturing, OEM, medicine, multimedia, IT trading, system houses, and other industries. Goodwill included as part of the gain on sale of SSD/Burtek as of May 31, 2007 was $1,862.

The following table provides changes in carrying value of other intangible assets not subject to amortization:

	Other Intangible Assets Not Subject to Amortization
	Reportable Segments
	RFPD	EDG	DSG	Total
Balance at May 28, 2005	$—	$9	$—	$9

Balance at June 3, 2006	—	9	—	9
Reclassification	—	(9)	—	(9)

Balance at June 2, 2007	$—	$—	$—	$—

Note:	During the third quarter of fiscal 2007, EDG’s other intangible assets not subject to amortization were reclassified to SSD/Burtek, which is presented as a discontinued operation.

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

Intangible assets subject to amortization as well as amortization expense are as follows:

	Intangible Assets Subject Amortization as of
	June 2, 2007	June 3, 2006
Gross amounts:
Deferred financing costs	$4,539	$4,639
Patents and trademarks	478	478

Total gross amounts	$5,017	$5,117

Accumulated amortization:
Deferred financing costs	$2,958	$2,559
Patents and trademarks	478	475

Total accumulated amortization	$3,436	$3,034

Deferred financing costs decreased during fiscal 2007 due to the write-off of previously capitalized deferred financing costs of $625 in fiscal 2007, related to the Company entering into agreements with certain holders to purchase $14,000 of the Company’s 8% notes. This decrease was partially offset by additional deferred financing costs associated with the Company entering into the fourth amendment of the credit agreement in the first quarter of fiscal 2007.

	Amortization of Intangible Assets Subject to Amortization
	June 2, 2007	June 3, 2006
Deferred financing costs	$488	$361
Patents and trademarks	3	1

Total	$491	$362

The amortization expense associated with the intangible assets subject to amortization is expected to be $495, $495, $329, $209, and $53 in fiscal 2008, 2009, 2010, 2011, and 2012, respectively. Deferred financing costs are amortized over the life of the debt that the costs are associated with. The weighted average number of years of amortization expense remaining is 3.19.

Note D—Assets Held for Sale

In July 2006, the Company offered to sell a building located in Brazil for $1,004. The sale of the building is expected to close during the next year, however, the Company cannot give any assurance as to the actual timing or successful completion of the transaction.

Note E—Restructuring and Severance Charges

The Company implemented a global restructuring plan during fiscal 2007 (2007 Restructuring Plan). The 2007 Restructuring Plan decreased the number of warehouses and streamlined much of the entire organization which is expected to reduce further corporate and administrative expense. During fiscal 2007, the Company centralized inventory distribution in Europe, restructured its Latin American operations, and reduced its total workforce, including the elimination and restructuring of layers of management.

As a result of the Company’s 2007 Restructuring Plan, restructuring charges of $2,222 were recorded in selling, general, and administrative expenses (SG&A). Severance costs of $917 were paid during fiscal 2007.

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

During fiscal 2007, the employee severance costs were adjusted $54 decreasing SG&A due to the difference between estimated severance costs and actual payouts. The remaining balance payable as of June 2, 2007 has been included in accrued liabilities. Restructuring charges of $130 were recorded and paid for discontinued operations during fiscal 2007 related to the Company’s 2007 Restructuring Plan. As of June 2, 2007, the following table depicts the amounts associated with the activity related to the 2007 Restructuring Plan by reportable segment:

	Restructuring Liability June 3, 2006	For the fiscal year ended June 2, 2007			Restructuring Liability June 2, 2007
2007 Restructuring Plan		Reserve Recorded	Payment	Adjustment to Reserve
Fiscal 2007
Employee severance costs:
RFPD	$—	$432	$(244)	$—	$188
EDG	—	436	(57)	—	379
DSG	—	67	(67)	—	—
Corporate	—	1,287	(549)	(54)	684

Total	$—	$2,222	$(917)	$(54)	$1,251

As a result of the Company’s fiscal 2005 restructuring initiative (2005 Restructuring Plan), a restructuring charge, including severance costs of $2,018 was recorded in SG&A in the third quarter of fiscal 2005. During the fourth quarter of fiscal 2005, the employee severance costs were adjusted, resulting in a $199 decrease in SG&A due to the difference between estimated severance costs and the actual payouts. During fiscal 2006, the employee severance costs were adjusted $120, decreasing SG&A, due to the difference between estimated severance costs and actual payouts. Severance costs of $667 and $1,018 were paid in fiscal 2006 and 2005, respectively. During the fiscal 2007, severance costs of $14 were paid. Terminations affected over 60 employees across various business functions, operating units, and geographic regions. Restructuring charges related to the Company’s 2005 restructuring initiative for discontinued operations was $147, net of adjustments, of which $90 was paid in fiscal 2005 and $57 was paid in fiscal 2006. As of June 2, 2007, the following table depicts the amounts associated with the activity related to the 2005 Restructuring Plan by reportable segment:

	Restructuring Liability May 29, 2004	For the fiscal year ended May 28, 2005			Restructuring Liability May 28, 2005
2005 Restructuring Plan		Reserve Recorded	Payment	Adjustment to Reserve
Fiscal 2005
Employee severance costs:
RFPD	$—	$909	$(392)	$(199)	$318
EDG	—	325	(142)	—	183
DSG	—	416	(186)	—	230
Corporate	—	368	(298)	—	70

Total	$—	$2,018	$(1,018)	$(199)	$801

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

	Restructuring Liability May 28, 2005	For the fiscal year ended June 3, 2006			Restructuring Liability June 3, 2006
2005 Restructuring Plan		Reserve Recorded	Payment	Adjustment to Reserve
Fiscal 2006
Employee severance costs:
RFPD	$318	$—	$(289)	$(29)	$—
EDG	183	—	(73)	(110)	—
DSG	230	—	(227)	(3)	—
Corporate	70	—	(78)	22	14

Total	$801	$—	$(667)	$(120)	$14

	Restructuring Liability June 3, 2006	For the fiscal year ended June 2, 2007			Restructuring Liability June 2, 2007
2005 Restructuring Plan		Reserve Recorded	Payment	Adjustment to Reserve
Fiscal 2007
Employee severance costs:
Corporate	$14	$—	$(14)	$—	$—

Total	$14	$—	$(14)	$—	$—

Note F—Acquisitions

Fiscal 2007: The Company made no acquisitions during fiscal 2007.

Fiscal 2006: In June 2005, the Company acquired Kern located in Germany, a leading display technology company in Europe. The cash outlay for Kern was $6,550, net of cash acquired. In addition, on October 1, 2005, the Company acquired certain assets of Image Systems Corporation (Image Systems), a subsidiary of CSI in Hector, Minnesota, which is a specialty supplier of displays, display controllers, and calibration software for the healthcare market. The initial cash outlay for Image Systems was $250. Both Kern and Image Systems were integrated into DSG. The acquisitions were not deemed material under SFAS 141, Business Combinations, to include pro-forma effects of the acquisitions.

Fiscal 2005: The aggregate cash outlay in 2005 for business acquisitions was $971. A $545 earn out payment was made in the first quarter of fiscal 2005 associated with the Pixelink acquisition made in fiscal 1999 as the business unit achieved certain operating performance criteria. In December 2004, the Company acquired the assets of Evergreen Trading Company, a distributor of passive components in China. The aggregate acquisition price was $426, which was paid in cash. Evergreen Trading Company was integrated into RFPD. The acquisitions were not deemed material under SFAS 141, Business Combinations, to include pro-forma effects of the acquisitions.

Note G—Disposal of Assets

On April 5, 2007, the Company sold real estate and a building located in the United Kingdom for $1,882. The Company recorded a pre tax gain on sale of $1,494 during the fourth quarter of fiscal 2007 with respect to the sale of this property.

On December 29, 2006, the Company sold approximately 1.5 acres of real estate and a building located in Geneva, Illinois for $3,050. The Company recorded a gain of $2,473 during the third quarter of fiscal 2007 with respect to the sale of this property.

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

On May 26, 2005, the Company completed the sale of approximately 205 acres of undeveloped real estate adjoining its headquarters in LaFox, Illinois. The Company recorded a gain of $9,907 during the fourth quarter of fiscal 2005 with respect to the sale of this property.

Note H—Debt Financing

Long-term debt consists of the following:

	June 2, 2007	June 3, 2006
7 3/4% notes, due December 2011	$44,683	$44,683
8% notes, due June 2011	11,000	25,000
Multi-currency revolving credit agreement, due October 2009 (7.72% at June 2, 2007 and 6.95% at June 3, 2006)	65,711	54,797
Other	—	36

Total debt	121,394	124,516
Less: current portion	(65,711)	(14,016)

Long-term debt	$55,683	$110,500

At June 2, 2007, the Company maintained $55,683 in long-term debt, primarily in the form of two series of convertible notes. The credit agreement balance of $65,711 is classified as current as of June 2, 2007 due to the obligation to pay off the credit agreement with the proceeds from the SSD/Burtek sale. The Company entered into a new $40,000 credit agreement (new credit agreement) on July 27, 2007 which includes a Euro subfacility ($15,000) and a Singapore subfacility ($5,000). This new credit agreement expires in July 2010 and bears interest at applicable LIBOR, SIBOR, or prime rates plus a margin varying with certain quarterly borrowings under the new credit agreement. This new credit agreement is secured by a lien on the Company’s assets and also contains only one financial covenant related to the ratio of senior funded debt to cash flow. The commitment fee related to the new credit agreement is 0.25% per annum payable quarterly on the average daily unused portion of the aggregate commitment.

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

The indenture provides that on or after December 20, 2008, the Company has the option of redeeming the 8% notes, in whole or in part, for cash, at a redemption price equal to 100% of the principal amount of the 8%

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. Holders may require the Company to repurchase all or a portion of their 8% notes for cash upon a change-of-control event, as described in the indenture, at a repurchase price equal to 100% of the principal amount of the 8% notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding the repurchase date. The 8% notes are unsecured and subordinate to the Company’s existing and future senior debt. The 8% notes rank on parity with the Company’s existing 7 3/ 4% convertible senior subordinated notes (7 3/4% notes) due December 2011.

On February 15, 2005, the Company issued the 7 3/4% notes pursuant to an indenture dated February 14, 2005. The 7 3/4% notes bear interest at the rate of 7 3/4% per annum. Interest is due on June 15 and December 15 of each year. The 7 3/4% notes are convertible at the option of the holder, at any time on or prior to maturity, into shares of the Company’s common stock at a price equal to $18.00 per share, subject to adjustment in certain circumstances. On or after December 19, 2006, the Company may elect to automatically convert the 7 3/4% notes into shares of common stock if the trading price of the common stock exceeds 125% of the conversion price of the 7 3/4 % notes for at least twenty trading days during any thirty trading day period ending within five trading days prior to the automatic conversion notice. The 7 3/4% notes are unsecured and subordinated to the Company’s existing and future senior debt. The 7 3/4% notes rank on parity with the Company’s 8% notes.

In October 2004, the Company renewed its credit agreement with the current lending group in the amount of approximately $109,000. On August 4, 2006, the Company amended its credit agreement and decreased the facility to approximately $97,900 (the size of the credit line varies based on fluctuations in foreign currency exchange rates). The credit agreement was terminated on July 27, 2007. The portion of the credit line available for the Company to borrow is limited by the amount of collateral and certain covenants in the credit agreement. The credit agreement is principally secured by the Company’s trade receivables and inventory. The credit agreement bears interest at applicable LIBOR rates plus a margin, varying with certain financial performance criteria. At June 2, 2007, the applicable margin was 2.00%, $65,711 was outstanding under the credit agreement, outstanding letters of credit were $412, the unused line was $31,739, and the available credit line was limited to $743 due to covenants related to maximum permitted leverage ratios. The commitment fee related to the credit agreement is 0.25% per annum payable quarterly on the average daily unused portion of the aggregate commitment. The Company’s credit agreement consisted of the following facilities as of June 2, 2007:

	Capacity	Amount Outstanding	Interest Rate
U.S. Facility	$77,500	$46,400	8.25%
Canada Facility	2,261	2,150	6.00%
UK Facility	8,909	8,790	7.66%
Euro Facility	6,727	6,727	5.92%
Japan Facility	2,465	1,644	2.72%

Total	$97,862	$65,711	7.72%

Note:	Due to maximum permitted leverage ratios, the amount of the unused line cannot be calculated on a facility-by-facility basis.

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

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

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

In the following table, the estimated fair values of the Company’s 7 3/4% notes and 8% notes are based on quoted market prices at the end fiscal year 2007 and 2006. The fair values of the bank term loans are based on carrying value.

	June 2, 2007		June 3, 2006
	Carrying Value	Fair Value	Carrying Value	Fair Value
7 3/4% notes	$44,683	$45,074	$44,683	$36,840
8% notes	11,000	12,024	25,000	23,841
Multi-currency revolving credit agreement	65,711	65,711	54,797	54,797
Financial instruments	—	—	—	—
Other	—	—	36	36

Total	121,394	122,809	124,516	115,514
Less: current portion	(65,711)	(65,711)	(14,016)	(13,367)

Total	$55,683	$57,098	$110,500	$102,147

The Company’s ability to service its debt and meet its other obligations as they come due is dependent on its future financial and operating performance. This performance is subject to various factors, including factors beyond the Company’s control such as changes in global and regional economic conditions, changes in its industry or the end markets for its products, changes in interest or currency exchange rates, inflation in raw materials, energy, and other costs.

Aggregate maturities of debt during the next five years are: $65,711 in fiscal 2008, $0 in fiscal 2009, $0 in fiscal 2010, $0 in fiscal 2011, $55,683 in fiscal 2012, and $0 thereafter. Cash payments for interest were $11,142, $9,026, and $9,131, in fiscal 2007, 2006, and 2005, respectively.

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

Note I—Lease Obligations, Other Commitments, and Contingency

The Company leases certain warehouse and office facilities and office equipment under non-cancelable operating leases. Rent expense for fiscal 2007, 2006, and 2005 was $4,177, $4,000, and $3,458, respectively. At June 2, 2007, future lease commitments for minimum rentals, including common area maintenance charges and property taxes, are $3,830 in fiscal 2008, $2,539 in fiscal 2009, $1,705 in fiscal 2010, $1,027 in fiscal 2011, $673 in fiscal 2012 and $775 thereafter.

Note J—Income Taxes

The components of income (loss) before income taxes are:

	Fiscal Year Ended
	June 2, 2007	June 3, 2006	May 28, 2005
United States	$(14,242)	$(6,975)	$(2,681)
Foreign	16,424	8,501	4,968

Income before income taxes	$2,182	$1,526	$2,287

The provision for income taxes differs from income taxes computed at the federal statutory tax rate of 34% in fiscal 2007, 2006, and 2005 as a result of the following items:

	Fiscal Year Ended
	June 2, 2007	June 3, 2006	May 28, 2005
Federal statutory rate	34.0%	34.0%	34.0%
Effect of:
State income taxes, net of federal tax benefit	(20.2)	(16.0)	(3.7)
Export benefit	—	—	(7.4)
Foreign income inclusion	108.8	—	—
U.S. income inclusion from foreign restructuring	68.2	—	—
Foreign taxes at other rates	(97.9)	(5.4)	(12.2)
Tax refund from foreign tax appeal	—	(65.4)	—
Net increase in valuation allowance for deferred tax assets	(64.9)	415.6	704.0
Unrepatriated earnings	—	—	215.0
Other	1.1	—	(8.6)

Effective tax rate	29.1%	362.8%	921.1%

The effective income tax rates for fiscal 2007 and 2006 were 29.1% and 362.8%, respectively. The difference between the effective tax rates as compared to the U.S. federal statutory rate of 34% primarily results from the Company’s geographical distribution of taxable income or losses, foreign branch income subject to U.S. tax and valuation allowances related to net operating losses.

While the valuation allowance increased $1,800 from June 3, 2006 to June 2, 2007, the Company recognized a tax benefit of $1,416 related to the valuation allowance because of the allocation of taxes between continuing operations and discontinued operations required by U.S. generally accepted accounting principles. This tax benefit reduced the effective tax rate by 64.9% as of June 2, 2007. For fiscal 2006, the tax benefit related to net operating losses was limited by the requirement for a valuation allowance of $6,340 which increased the effective income tax rate by 415.6%.

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

The provisions for income taxes consist of the following:

	Fiscal Year Ended
	June 2, 2007	June 3, 2006	May 28, 2005
Current:
Federal	$—	$—	$—
State	—	—	151
Foreign	3,170	3,019	3,210

Total current	3,170	3,019	3,361

Deferred:
Federal	(2,040)	1,926	16,540
State	(185)	198	1,254
Foreign	(311)	393	(88)

Total deferred	(2,536)	2,517	17,706

Income tax provision	$634	$5,536	$21,067

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities at June 2, 2007 and June 3, 2006 are as follows:

	June 2, 2007	June 3, 2006
Deferred tax assets:
Intercompany profit in inventory	$—	$238
NOL carryforwards—foreign and domestic	18,764	12,431
Inventory valuation	9,245	13,965
Goodwill—impaired assets	1,671	1,981
Alternative minimum tax credit carryforward	1,189	1,189
Severance reserve	656	1,074
Other	2,627	1,954

Subtotal	34,152	32,832
Valuation allowance—foreign and domestic	(27,640)	(25,840)

Net deferred tax assets after valuation allowance	6,512	6,992

Deferred tax liabilities:
Accelerated depreciation	(3,358)	(3,275)
Goodwill—non-impaired assets	(537)	(450)
Other	(97)	(440)

Subtotal	(3,992)	(4,165)

Net deferred tax assets	$2,520	$2,827

Supplemental disclosure of deferred tax asset information:
Domestic	$30,127	$27,783
Foreign	$4,025	$5,049

At June 2, 2007, domestic federal net operating loss carryforwards (NOL) amount to approximately $38,101. These federal NOL’s expire between 2024 and 2027. Domestic state net operating loss carryforwards

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

(NOL) amount to approximately $49,600. These state NOL’s expire between 2007 and 2027. Foreign net operating loss carryforwards total approximately $11,572 with various or indefinite expiration dates. In fiscal 2006, the Company re-evaluated the realization of certain deferred tax assets, resulting in an additional valuation allowance of $2,227. The Company believes that in order to reverse the recorded valuation allowance in any subsidiary, the Company would likely need to have positive cumulative earnings in that subsidiary for the three-year period preceding the year of the reversal. The Company also has an alternative minimum tax credit carryforward at June 2, 2007, in the amount of $1,189 that has an indefinite carryforward period.

Income taxes paid, including foreign estimated tax payments, were $2,530, $1,916, and $565 in fiscal 2007, 2006, and 2005, respectively.

At the end of fiscal 2004, all of the cumulative positive earnings of the Company’s foreign subsidiaries, amounting to $35.1 million, were considered permanently reinvested pursuant to APB No. 23, Accounting for Income Taxes-Special Areas. As such, U.S. taxes were not provided on these amounts. In fiscal 2005, because of a strategic decision, the Company determined that approximately $12.9 million of one of its foreign subsidiaries’ earnings could no longer be considered permanently reinvested as those earnings may be distributed in future years. Based on management’s potential future plans regarding this subsidiary, it was determined that these earnings would no longer meet the specific requirements for permanent reinvestment under APB No. 23. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income tax and foreign withholding taxes. As such, the Company established a deferred tax liability of approximately $4.9 million during fiscal 2005. The Company revised its estimate of the deferred tax liability of $4.9 million at June 3, 2006 based on changes in management’s potential future plans for this subsidiary during fiscal 2006. In fiscal 2006, the Company revised its strategy and as of June 3, 2006 concluded that the undistributed earnings of this subsidiary were considered permanently reinvested outside the United States. The reversal of the $4.9 million deferred tax liability in fiscal 2006 resulted in an additional valuation allowance in the same amount and, therefore, did not affect the fiscal 2006 tax provision. Cumulative positive earnings of the Company’s foreign subsidiaries were still considered permanently reinvested pursuant to APB No. 23 and amounted to $125.8 million at June 2, 2007. Due to various tax attributes that are continually changing, it is not possible to determine what, if any, tax liability might exist if such earnings were to be repatriated.

During fiscal 2005, the Canadian taxing authority proposed an income tax assessment for fiscal 1998 through fiscal 2002. The Company appealed the income tax assessment; however, the Company paid the entire tax liability in fiscal 2005 to the Canadian taxing authority to avoid additional interest and penalties if the Company’s appeal was denied. The payment was recorded as an increase to income tax provision in fiscal 2005. In May 2006, the appeal was settled in the Company’s favor. The Company recorded a reduction to income tax provision for approximately $1,000 related to the appeal settlement and subsequently received the refund during fiscal 2007.

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the Act). The Act provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. In return, the Act also provides for a two-year phase out ending December 31, 2006 of the existing extraterritorial income exclusion (ETI) for foreign sales that was viewed to be inconsistent with the international trade protocols by the European Union. The Company did not receive a tax benefit from the current ETI in fiscal 2007. When this benefit is fully phased out, it will have no impact on the rate.

In June 2006, the FASB issued FIN 48. FIN 48 was issued to clarify the accounting for uncertainty in tax positions taken or expected to be taken in a tax return. Under FIN 48, the tax benefit from an uncertain tax position may be recognized only if it is more likely than not that the tax position will be sustained upon

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

examination by tax authorities. The Company plans to adopt FIN 48 for annual periods beginning June 3, 2007. The Company is currently evaluating the potential impact that the adoption of FIN 48 will have on its consolidated financial statements and at this time no material adjustments are anticipated.

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

Total common stock issued and outstanding, excluding Class B common stock at June 2, 2007, was 14,741 shares, net of treasury shares of 1,179. An additional 8,939 shares of common stock have been reserved for the potential conversion of the convertible notes and Class B common stock and for future issuance under the Employee Stock Purchase Plan and Employee and Non-Employee Director Stock Option Plan.

The Employee Stock Purchase Plan (ESPP) provides substantially all employees an opportunity to purchase common stock of the Company at 85% of the stock price at the beginning or the end of the year, whichever is lower. At June 2, 2007, the plan had 62 shares reserved for future issuance.

The Employees’ 2001 Incentive Compensation Plan authorizes the issuance of up to 900 shares as incentive stock options, non-qualified stock options, or stock awards. Under this plan and predecessor plans, 1,802 shares are reserved for future issuance. The Plan authorizes the granting of incentive stock options at the fair market value at the date of grant. Generally, these options become exercisable over staggered periods and expire up to ten years from the date of grant.

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

Note L—Employee Retirement Plans

The Company’s domestic employee retirement plans consist of a profit sharing plan and a stock ownership plan (ESOP). Annual contributions in cash or Company stock are made at the discretion of the Board of Directors. In addition, the profit sharing plan has a 401(k) provision whereby the Company matches 50% of employee contributions up to 4% of base pay. Charges to expense for discretionary and matching contributions to these plans were $1,152, $723, and $729 for fiscal 2007, 2006, and 2005, respectively. Such amounts include contributions in stock of $548 for fiscal 2007, based on the stock price at the date contributed, or June 2, 2007. Shares are included in the calculation of earnings per share and dividends are paid to the ESOP from the date the shares are contributed. Foreign employees are covered by a variety of government mandated programs.

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

Note M—Segment and Geographic Information

The following disclosures are made in accordance with the SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company’s strategic business units (SBUs) in fiscal 2007 are: RFPD, EDG, and DSG.

RFPD serves the global RF and wireless communications market, including infrastructure, and wireless networks, and power conversion market.

EDG provides engineered solutions and distributes electronic components to customers in diverse markets including the steel, automotive, textile, plastics, semiconductor manufacturing, and broadcast industries.

DSG is a global provider of integrated display products and systems to the public information, financial, point-of-sale, industrial, and healthcare markets.

Each SBU is directed by a Vice President and General Manager who reports to the Chief Executive Officer (CEO). The CEO evaluates performance and allocates resources, in part, based on the direct operating contribution of each SBU. Direct operating contribution is defined as gross margin less product management and direct selling expenses.

On May 31, 2007, the Company completed the sale of the SSD/Burtek strategic business unit to Honeywell International Inc. for $80,000. After transaction expenses paid through June 2, 2007, net cash proceeds from the sale were $78,114. The transaction resulted in an after tax gain of $41,565 after additional transactions costs of $2,464 were accrued as of June 2, 2007. The Company has used the net proceeds received and will continue to use the net proceeds classified as restricted cash from the sale to pay down debt outstanding under its credit agreement. The Company presents SSD/Burtek as a discontinued operation in accordance with the criteria of SFAS No. 144, and prior period results and disclosures have been restated to reflect this reporting.

Accounts receivable, inventory, and goodwill are identified by SBU. Cash, net property, and other assets are not identifiable by SBU. Operating results for each SBU are summarized in the following table:

	Net Sales	Gross Profit	Direct Operating Contribution	Assets
Fiscal 2007
RFPD	$369,936	$84,338	$48,650	$124,594
EDG	101,191	32,942	20,948	47,229
DSG	82,111	19,145	1,194	37,116

Total	$553,238	$136,425	$70,792	$208,939

Fiscal 2006
RFPD	$334,131	$75,834	$47,194	$116,102
EDG	94,443	30,438	19,644	42,878
DSG	95,010	24,509	9,156	37,568

Total	$523,584	$130,781	$75,994	$196,548

Fiscal 2005
RFPD	$296,334	$64,853	$34,225	$98,592
EDG	92,174	29,401	17,682	44,119
DSG	78,078	17,865	7,793	25,064

Total	$466,586	$112,119	$59,700	$167,775

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

A reconciliation of net sales, gross profit, operating income, and assets to the relevant consolidated amounts is as follows. Other assets not identified include miscellaneous receivables, manufacturing inventories, and other assets.

	Fiscal Year Ended
	June 2, 2007	June 3, 2006	May 28, 2005
Segment net sales	$553,238	$523,584	$466,586
Corporate	4,053	5,513	6,557

Net sales	$557,291	$529,097	$473,143

Segment gross profit	$136,425	$130,781	$112,119
Manufacturing variances and other costs	(4,022)	(2,291)	(3,014)

Gross profit	$132,403	$128,490	$109,105

Segment direct operating contribution	$70,792	$75,994	$59,700
Manufacturing variances and other costs	(4,022)	(2,291)	(3,014)
Regional selling expenses	(11,633)	(19,231)	(19,065)
Administrative expenses	(50,909)	(46,215)	(40,527)
Gain on disposal of assets	3,616	154	9,918

Operating income	$7,844	$8,411	$7,012

Segment assets	$208,939	$196,548	$167,775
Cash, cash equivalents, and restricted cash	79,335	17,010	24,301
Other current assets	25,815	18,868	20,010
Net property	29,703	30,070	30,677
Other assets	5,032	8,215	5,493
Assets of discontinued operations held for sale	247	38,588	35,684

Total assets	$349,071	$309,299	$283,940

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

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

Net sales, gross profit, operating income, and long-lived assets (net property and other assets, excluding investments, other intangible assets, and non-current deferred income taxes) are presented in the table below.

	Fiscal Year Ended
	June 2, 2007	June 3, 2006	May 28, 2005
Net Sales
North America	$229,296	$227,926	$217,275
Asia/Pacific	165,230	147,993	124,763
Europe	143,823	129,212	109,626
Latin America	16,979	18,601	16,476
Corporate	1,963	5,365	5,003

Total	$557,291	$529,097	$473,143

Gross Profit
North America	$61,849	$59,059	$56,517
Asia/Pacific	39,052	35,532	29,683
Europe	36,481	35,161	30,116
Latin America	4,845	5,411	4,746
Corporate	(9,824)	(6,673)	(11,957)

Total	$132,403	$128,490	$109,105

Operating Income
North America	$26,965	$32,156	$29,125
Asia/Pacific	21,282	20,628	17,020
Europe	9,696	9,364	5,282
Latin America	820	95	(521)
Corporate	(50,919)	(53,832)	(43,894)

Total	$7,844	$8,411	$7,012

Long-Lived Assets
North America	$26,837	$25,983	$26,654
Asia/Pacific	1,092	1,468	1,120
Europe	2,642	2,592	2,593
Latin America	1,193	1,078	1,265

Total	$31,764	$31,121	$31,632

Historically, the Company has not tracked capital expenditures and depreciation by SBU as the majority of the spending relates to Corporate projects. In fiscal 2007, capital expenditures primarily related to the implementation of various modules and upgrades of PeopleSoft and facility improvements.

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

Note O—Valuation and Qualifying Accounts

The following table presents the valuation and qualifying account activity for the fiscal years ended June 2, 2007, June 3, 2006, and May 28, 2005:

Description	Balance at beginning of period	Charged to expenses		Deductions		Balance at end of period
Year ended June 2, 2007:
Allowance for doubtful accounts	$1,965	$1,165	(1)	$1,556	(2)	$1,574
Inventory overstock reserve	$24,042	$859	(3)	$2,690	(7)	$22,211
Deferred tax asset valuation	$25,840	$1,800		$—		$27,640
Warranty reserves	$836	$629		$1,050	(5)	$415

Year ended June 3, 2006:
Allowance for doubtful accounts	$1,563	$1,450	(1)	$1,048	(2)	$1,965
Inventory overstock reserve	$26,109	$830	(3)	$2,897	(7)	$24,042
Deferred tax asset valuation	$20,695	$5,145		$—		$25,840
Warranty reserves	$1,439	$932		$1,535	(6)	$836

Year ended May 28, 2005:
Allowance for doubtful accounts	$2,060	$785	(1)	$1,282	(2)	$1,563
Inventory overstock reserve	$25,043	$3,358	(3)	$2,292	(7)	$26,109
Deferred tax asset valuation	$4,040	$16,655	(4)	$—		$20,695
Warranty reserves	$802	$958		$321		$1,439

(1)	Charges to bad debt expense.
(2)	Uncollectible amounts written off, net of recoveries and foreign currency translation.
(3)	Charges to cost of sales.
(4)	Tax provisions recorded to increase the valuation allowance related to deferred tax assets in the U.S. ($15.9 million) and outside the U.S. ($0.8 million).
(5)	Reserve adjustments of $0.5 million were recorded during fiscal 2007.
(6)	An adjustment of $0.9 million was recorded during the second quarter of fiscal 2006.
(7)	Inventory disposed of during the period.

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

Note P—Selected Quarterly Financial Data (Unaudited)

Description	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2007(1)(2):
Net sales	$139,437	$137,714	$133,894	$146,246
Gross profit	34,352	33,034	32,114	32,903
Income (loss) from continuing operations	(808)	1,330	1,524	(498)
Income (loss) from discontinued operations	(291)	(248)	(487)	40,157
Net income (loss)	(1,099)	1,082	1,037	39,659

Income (loss) from continuing operations:
Common stock—basic	$(0.05)	$0.08	$0.09	$(0.03)
Class B common stock—basic	$(0.04)	$0.07	$0.08	$(0.03)
Common stock—diluted	$(0.05)	$0.08	$0.09	$(0.03)
Class B common stock—diluted	$(0.04)	$0.07	$0.08	$(0.03)

Income (loss) from discontinued operations:
Common stock—basic	$(0.01)	$(0.02)	$(0.03)	$2.32
Class B common stock—basic	$(0.02)	$(0.01)	$(0.03)	$2.09
Common stock—diluted	$(0.01)	$(0.02)	$(0.03)	$2.32
Class B common stock—diluted	$(0.02)	$(0.01)	$(0.03)	$2.09

Net income (loss):
Common stock—basic	$(0.06)	$0.06	$0.06	$2.29
Class B common stock—basic	$(0.06)	$0.06	$0.05	$2.06
Common stock—diluted	$(0.06)	$0.06	$0.06	$2.29
Class B common stock—diluted	$(0.06)	$0.06	$0.05	$2.06

Fiscal 2006(1)(3):
Net sales	$131,241	$127,569	$126,812	$143,475
Gross profit	31,518	32,351	31,073	33,548
Income (loss) from continuing operations	1,225	(297)	(463)	(4,475)
Income (loss) from discontinued operations	595	590	(683)	866
Net income (loss)	1,820	293	(1,146)	(3,609)

Income (loss) from continuing operations:
Common stock—basic	$0.07	$(0.02)	$(0.03)	$(0.26)
Class B common stock—basic	$0.06	$(0.02)	$(0.02)	$(0.24)
Common stock—diluted	$0.07	$(0.02)	$(0.03)	$(0.26)
Class B common stock—diluted	$0.06	$(0.02)	$(0.02)	$(0.24)

Income (loss) from discontinued operations:
Common stock—basic	$0.04	$0.04	$(0.04)	$0.05
Class B common stock—basic	$0.04	$0.04	$(0.04)	$0.05
Common stock—diluted	$0.03	$0.04	$(0.04)	$0.05
Class B common stock—diluted	$0.04	$0.04	$(0.04)	$0.05

Net income (loss):
Common stock—basic	$0.11	$0.02	$(0.07)	$(0.21)
Class B common stock—basic	$0.10	$0.02	$(0.06)	$(0.19)
Common stock—diluted	$0.10	$0.02	$(0.07)	$(0.21)
Class B common stock—diluted	$0.10	$0.02	$(0.06)	$(0.19)

(1)	Fiscal 2007 and fiscal 2006 includes the impact of disclosing SSD/Burtek as a discontinued operation as defined under SFAS No. 144.
(2)	In the third quarter of fiscal 2007, the Company sold approximately 1.5 acres of real estate and a building located in Geneva, Illinois, and recorded a pre-tax gain of $2.5 million with respect to the sale of this property. In the fourth quarter of fiscal 2007, the Company sold real estate and a building located in the United Kingdom, and recorded a pre-tax gain on sale of $1.5 million with respect to the sale of this property.
(3)	In the fourth quarter of fiscal 2006, the Company recorded severance costs of $2.7 million for certain employees whose termination costs became probable and estimable. In the fourth quarter, the Company re-evaluated the realization of certain deferred tax assets, resulting in an additional valuation allowance of $2.2 million.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Richardson Electronics, Ltd.;

We have audited the accompanying consolidated balance sheets of Richardson Electronics, Ltd. as of June 2, 2007 and June 3, 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the two years in the period ended June 2, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Richardson Electronics, Ltd. at June 2, 2007 and June 3, 2006, and the consolidated results of its operations and its cash flows for each of the two years in the period ended June 2, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Richardson Electronics, Ltd.’s internal control over financial reporting as of June 2, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 16, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois

August 16, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Richardson Electronics, Ltd.;

We have audited the accompanying consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows of Richardson Electronics, Ltd. and subsidiaries for the year ended May 28, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations of Richardson Electronics, Ltd. and subsidiaries and their cash flows for the year ended May 28, 2005, in conformity with U.S. generally accepted accounting principles.

/s/    KPMG LLP

Chicago, Illinois

August 26, 2005, except for the Stock-Based

Compensation and Earnings Per Share

sections of Note A to the consolidated financial

statements, as to which the date is

February 1, 2006, the geographic and long-lived asset information included in Note M to the consolidated financial statements,

as to which the date is August 30, 2006 and Note B to the

consolidated financial statements as to which the date is

August 16, 2007.

Item 9A. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 2, 2007. Disclosure controls and procedures are intended to provide reasonable assurance that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 2, 2007.

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

Under the supervision of the Chief Executive Officer and Chief Financial Officer, management conducted an assessment of the effectiveness of our internal control over financial reporting as of June 2, 2007 based on the framework in the Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that assessment, management has concluded that the Company’s internal control over financial reporting was effective as of June 2, 2007.

Management’s assessment of the effectiveness of our internal control over financial reporting as of June 2, 2007 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein (Item 9A(d)).

(c)	Changes in Internal Control over Financial Reporting

Remediation of Certain Prior Year Material Weaknesses

In Item 9A of the Company’s Annual Report on Form 10-K for the fiscal year ended June 3, 2006, management reported one material weakness in its internal control over financial reporting. During 2006, the Company did not effectively perform an evaluation of the reasonableness of assumptions with respect to the realizability of certain deferred tax assets. During fiscal 2007, the Company successfully remediated this material weakness by implementing appropriate procedures to evaluate the realizability of all deferred tax assets.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Richardson Electronics, Ltd.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting (Item 9A(b)), that Richardson Electronics, Ltd. maintained effective internal control over financial reporting as of June 2, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Richardson Electronics’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Richardson Electronics, Ltd. maintained effective internal control over financial reporting as of June 2, 2007, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Richardson Electronics, Ltd. maintained, in all material respects, effective internal control over financial reporting as of June 2, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Richardson Electronics, Ltd. as of June 2, 2007 and June 3, 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows for each of the two years in the period ended June 2, 2007 of Richardson Electronics, Ltd. and our report dated August 16, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois

August 16, 2007

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information concerning directors and executive officers of the registrant will be contained in the Company’s Proxy Statement to be issued in connection with its Annual Meeting of Stockholders scheduled to be held October 9, 2007, and is incorporated herein by reference.

Item 11. Executive Compensation

Information concerning executive compensation is contained in the Company’s Proxy Statement to be issued in connection with its Annual Meeting of Stockholders scheduled to be held October 9, 2007, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management is contained in the Company’s Proxy Statement to be issued in connection with its Annual Meeting of Stockholders scheduled to be held October 9, 2007, and is incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth information as of June 2, 2007, with respect to compensation plans under which equity securities of the Company are authorized for issuance:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Per Share Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity Compensation Plans Approved by Security Holders	1,677,229		$9.35		816,332
Equity Compensation Plans Not Approved by Security Holders	23,564	(1)	$12.95	(1)	4,025	(2)

Total	1,700,793		$9.40		820,357

(1)	The Company has issued options pursuant to a contract to Arnold Allen, former President of the Company (see “Director Compensation” above).
(2)	The Company has also established The Florence Richardson Award pursuant to which annually one employee of the Company is selected by a committee of employees for outstanding achievement to receive an award of Common Stock of the Company having a market value of $5,000.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information concerning certain relationships and related transactions is contained in the Company’s Proxy Statement to be issued in connection with its Annual Meeting of Stockholders scheduled to be held October 9, 2007, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information concerning accountant fees and services is contained in the Company’s Proxy Statement to be issued in connection with its Annual Meeting of Stockholders scheduled to be held October 9, 2007, and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Exhibit

See Exhibit Index.

(b)	Financial Statements and Financial Statement Schedules.

The Company’s consolidated financial statements being filed as part of this Form 10-K are filed on Item 8 of this Form 10-K. All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RICHARDSON ELECTRONICS, LTD.

By:	/s/ EDWARD J. RICHARDSON	By:	/s/ DANIEL J. FUJII
	Edward J. Richardson, Chairman of the Board and Chief Executive Officer		Daniel J. Fujii Chief Financial Officer

Date: August 16, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ EDWARD J. RICHARDSON	/s/ BRUCE W. JOHNSON
Edward J. Richardson, Chairman of the Board and Chief Executive Officer (principal executive officer) and Director	Bruce W. Johnson, Director

August 16, 2007	August 16, 2007

/s/ ARNOLD R. ALLEN	/s/ JACQUES BOUYER
Arnold R. Allen, Director	Jacques Bouyer, Director

August 16, 2007	August 16, 2007

/s/ SCOTT HODES	/s/ AD KETELAARS
Scott Hodes, Director	Ad Ketelaars, Director

August 16, 2007	August 16, 2007

/s/ JOHN PETERSON	/s/ HAROLD L. PURKEY
John Peterson, Director	Harold L. Purkey, Director

August 16, 2007	August 16, 2007

/s/ SAMUEL RUBINOVITZ
Samuel Rubinovitz, Director

August 16, 2007

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Exhibit Index

(c)	EXHIBITS

3(a)	Restated Certificate of Incorporation of the Company, as amended, incorporated by reference to Appendix B to the Proxy Statement / Prospectus dated November 13, 1986, incorporated by reference to the Company’s Registration Statement on Form S-4, Commission File No. 33-8696.

3(b)	Amended and Restated By-Laws of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated July 27, 2007, Commission File No. 000-12906.

4(a)	Indenture dated February 14, 2005 between the Company and J.P. Morgan Trust Company, as trustee, for 7 3/4% Convertible Senior Subordinated Debentures due December 15, 2011 (including form of 7 3/4% Convertible Senior Subordinated Debentures due December 15, 2011), incorporated by reference to Exhibit 10 of the Company’s Current Report on Form 8-K dated February 15, 2005, Commission File No. 000-12906.

4(b)	Specimen forms of Common Stock and Class B Common Stock certificates of the Company incorporated by reference to Exhibit 4(a) to the Company’s Registration Statement on Form S-1, Commission File No. 33-10834.

4(c)	Indenture dated November 21, 2005 between the Company and Law Debenture Trust Company of New York, as Trustee, and J.P. Morgan Trust Company, National Association, as Registrar, Paying Agent and Conversion Agent, for 8% Convertible Senior Subordinated Notes due June 15, 2011 (including form of 8% Convertible Senior Subordinated Notes due June 15, 2011), incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated November 22, 2005 Commission File No. 000-12906.

10(a)	The Corporate Plan for Retirement The Profit Sharing / 401(k) Plan Fidelity Basic Plan Document No. 07 effective June 1, 1996, incorporated by reference to Exhibit 10(d) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1996, Commission File No. 000-12906.*

10(a)(1)	Amendment to the Company’s Employees’ Profit Sharing Plan and Trust Agreement, incorporated by reference to Exhibit 10(a)(1) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2003, filed with the SEC August 29, 2003, Commission File No. 000-12906.*

10(b)	The Company’s Amended and Restated Employees’ Incentive Stock Option Plan effective April 8, 1987, incorporated by reference to Exhibit 10(m) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1987, Commission File No. 000-12906.*

10(b)(1)	First Amendment to the Company’s Amended and Restated Employees’ Incentive Stock Option Plan effective April 11, 1989, incorporated by reference to Exhibit 10(l)(1) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1989, Commission File No. 000-12906.*

10(b)(2)	Second Amendment to the Company’s Amended and Restated Employees Incentive Stock Option Plan dated July 30, 1991, incorporated by reference to Exhibit 10(l)(2) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1991, Commission File No. 000-12906.*

10(b)(3)	Third Amendment to the Company’s Amended and Restated Incentive Stock Option Plan dated August 15, 1996, incorporated by reference to Exhibit 10(e)(3) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1996, Commission File No. 000-12906.*

10(c)	The Company’s Employees 1996 Stock Purchase Plan, incorporated by reference to Exhibit A of the Company’s Proxy Statement dated September 3, 1996 for its Annual Meeting of Stockholders held on October 1, 1996, Commission File No. 000-12906.*

10(d)	Employees Stock Ownership Plan, effective as of June 1, 1987, restated effective as of June 1, 1989, as amended July 14, 1994, incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1994, Commission File No. 000-12906.*

10(d)(1)	First Amendment to Employees Stock Ownership Plan dated July 12, 1995, incorporated by reference to Exhibit 10(g)(1) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1995, Commission File No. 000-12906.*

10(d)(2)	Second Amendment to Employees Stock Ownership Plan, dated April 10, 1996, incorporated by reference to Exhibit 10(h)(2) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1996, Commission File No. 000-12906.*

10(d)(3)	Third Amendment to Employees Stock Ownership Plan, effective June 1, 1989, as amended and restated July 14, 1994, dated April 9, 1997 incorporated by reference to Exhibit 10(g)(3) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1998, Commission File No. 000-12906.*

10(d)(4)	Fourth Amendment to Employees Stock Ownership Plan, dated October 12, 2004, incorporated by reference to Exhibit B to the Company’s Proxy Statement dated September 10, 2004, for its Annual Meeting of Stockholders held October 12, 2004, Commission File No. 000-12906.*

10(d)(5)	Fifth Amendment to Employees Stock Ownership Plan, dated April 5, 2005, incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1, Commission File No. 333-125254, filed with the SEC on May 26, 2005.*

10(d)(6)	Sixth Amendment to Employees Stock Ownership Plan, dated October 1, 2005, incorporated by reference to Exhibit 10(d)(6) to the Company’s Annual Report on form 10-K for the fiscal year ended June 3, 2006, Commission File No. 000-12906. *

10(e)(1)	Employees 1999 Stock Purchase Plan, incorporated by reference to Exhibit 10(h) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1999, Commission File No. 000-12906.*

10(e)(2)	Amendment to the Company’s Employees 1999 Stock Purchase Plan, incorporated by reference to Exhibit B to the Company’s Proxy Statement dated September 4, 2001, for its Annual Meeting of Stockholders held October 16, 2001, Commission File No. 000-12906.*

10(f)	The Company’s 1996 Stock Option Plan for Non-Employee Directors, incorporated by reference to Exhibit C of the Company’s Proxy Statement dated September 3, 1996 for its Annual Meeting of Stockholders held on October 1, 1996, Commission File No. 000-12906.*

10(g)	The Company’s Employees’ Incentive Compensation Plan effective July 24, 1990, incorporated by reference to Exhibit A to the Company’s Proxy Statement dated August 31, 1990 for its Annual Meeting of Stockholders held on October 9, 1990, Commission File No. 000-12906.*

10(g)(1)	First Amendment to Employees Incentive Compensation Plan dated July 30, 1991, incorporated by reference to Exhibit 10(p)(1) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1991, Commission File No. 000-12906.*

10(g)(2)	Second Amendment to Employees Incentive Compensation Plan dated August 15, 1996, incorporated by reference to Exhibit 10(k)(2) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1996, Commission File No. 000-12906.*

10(h)	The Company’s Employees’ 1994 Incentive Compensation Plan, incorporated by reference to Exhibit A to the Company’s Proxy Statement dated August 31, 1994 for its Annual Meeting of Stockholders held on October 11, 1994, Commission File No. 000-12906.*

10(h)(1)	First Amendment to the Company’s Employees’ 1994 Incentive Compensation Plan dated August 15, 1996, incorporated by reference to Exhibit 10(l)(1)the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1996, Commission File No. 000-12906.*

10(i)	The Company’s Employees 1996 Incentive Compensation Plan, incorporated by reference to Exhibit B of the Company’s Proxy Statement dated September 3, 1996 for its Annual Meeting of Stockholders held on October 1, 1996, Commission File No. 000-12906.*

10(j)	The Company’s Employees 1998 Incentive Compensation Plan, incorporated by reference to Exhibit A of the Company’s Proxy Statement dated September 3, 1998 for its Annual Meeting of Stockholders held on October 6, 1998, Commission File No. 000-12906.*

10(k)	Letter dated April 1, 1993 between the Company and Arnold R. Allen regarding Mr. Allen’s engagement as consultant by the Company, incorporated by reference to Exhibit 10(i)(2) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1993, Commission File No. 000-12906.*

10(l)	Employment Agreement dated May 10, 1993, as amended March 23, 1998, between Richardson Electronics Italy s.r.l. and Pierluigi Calderone, incorporated by reference to Exhibit 10(d) of the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1998, Commission File No. 000-12906.*

10(m)	Employment, Nondisclosure and Non-Compete Agreement dated September 26, 1999 between the Company and Murray Kennedy, incorporated by reference to Exhibit 10(w) of the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2000, Commission File No. 000-12906.*

10(n)	Employment, Nondisclosure and Non-Compete Agreement dated November 22, 1999 between the Company and Gregory Peloquin, incorporated by reference to Exhibit 10(x) of the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2000, Commission File No. 000-12906.*

10(o)	Distributor Agreement, executed August 8, 1991, between the Company and Varian Associates, Inc., incorporated by reference to Exhibit 10(d) of the Company’s Current Report on Form 8-K for September 30, 1991, Commission File No. 000-12906.

10(o)(1)	Amendment dated September 30, 1991 between the Company and Varian Associates, Inc., incorporated by reference to Exhibit 10(e) of the Company’s Current Report on Form 8-K for September 30, 1991, Commission File No. 000-12906.

10(o)(2)	First Amendment to Distributor Agreement between Varian Associates, Inc. and the Company dated April 10, 1992, incorporated by reference to Exhibit 10(v)(5) of the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1992, Commission File No. 000-12906.

10(o)(3)	Consent to Assignment and Assignment dated August 4, 1995 between the Company and Varian Associates, Inc., incorporated by reference to Exhibit 10(s)(4) of the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1995, Commission File No. 000-12906.

10(p)	Trademark License Agreement dated May 1, 1991 between North American Philips Corporation and the Company, incorporated by reference to Exhibit 10(w)(3) of the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1991, Commission File No. 000-12906.

10(q)	Agreement among Richardson Electronics, Ltd., Richardson Electronique S.A., Covelec S.A. (now known as Covimag S.A.), and Messrs. Denis Dumont and Patrick Pertzborn, delivered February 23, 1995, translated from French, incorporated by reference to Exhibit 10(b) to the Company’s Current Report on Form 8-K dated February 23, 1995, Commission File No. 000-12906.

10(r)	Form of Additional Option Agreement issued under Company’s 1996 Stock Option Plan for Non-Employee Directors, incorporated by reference to Exhibit 10(g)(1) to the Company’s Report on Form 10-Q/A dated May 18, 2005, Commission File No. 000-12906.*

10(s)	Form of Incentive Stock Option issued under Company’s Employees 1998 Incentive Compensation Plan, incorporated by reference to Exhibit 10(k)(1) to the Company’s Report on Form 10-Q/A dated May 18, 2005, Commission File No. 000-12906.*

10(t)	Form of Restricted Stock Award issued under Company’s Employees 1998 Incentive Compensation Plan, incorporated by reference to Exhibit 10(k)(2) to the Company’s Report on Form 10-Q/A dated May 18, 2005, Commission File No. 000-12906.*

10(u)	Amended and Restated Revolving Credit Agreement, dated October 29, 2004, by and among the Company, Burtek Systems, Inc., Richardson Electronics Canada, Ltd., Richardson Electronics Limited, RESA, SNC, Richardson Electronique SNC, Richardson Electronics Iberica, S.A., Richardson Electronics GmbH, Richardson Electronics Benelux B.V., Richardson Sweden Holding AB, Richardson Electronics KK, Bank One, NA, London Branch, Bank One, NA, Canada Branch, Bank One, NA, Tokyo Branch and Bank One, NA, incorporated by reference to Exhibit A to the Company’s Current Report on Form 8-K dated November 1, 2004, Commission File No. 000-12906.

10(u)(1)	Consent and First Amendment to Amended and Restated Revolving Credit Agreement, entered into as of December 20, 2004, by and among the Company, Burtek Systems, Inc., Richardson Electronics Canada, Ltd., Richardson Electronics Limited, RESA, SNC, Richardson Electronique SNC, Richardson Electronics Iberica, S.A., Richardson Electronics GmbH, Richardson Electronics Benelux B.V., Richardson Sweden Holding AB, Richardson Electronics KK, JP Morgan Bank, N.A., London Branch, JPMorgan Chase Bank, N.A., Canada Branch, JPMorgan Chase Bank, N.A., Tokyo Branch, JPMorgan Chase Bank, N.A., incorporated by reference to Exhibit 10(ac)(1) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 28, 2005, Commission File No. 000-12906.

10(u)(2)	Waiver and Second Amendment to Amended and Restated Revolving Credit Agreement, dated August 24, 2005, by and among the Company, Burtek Systems, Inc., Richardson Electronics Canada, Ltd., Richardson Electronics Limited, RESA, SNC, Richardson Electronique SNC, Richardson Electronics Iberica, S.A., Richardson Electronics GmbH, Richardson Electronics Benelux B.V., Richardson Sweden Holding AB, Richardson Electronics KK, JP Morgan Bank, N.A., London Branch, JPMorgan Chase Bank, N.A., Canada Branch, JPMorgan Chase Bank, N.A., Tokyo Branch, JPMorgan Chase Bank, N.A., incorporated by reference to Exhibit 10(ac)(2) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 28, 2005, Commission File No. 000-12906.

10(u)(3)	Waiver and Third Amendment to Amended and Restated Revolving Credit Agreement, dated October 12, 2005, by and among the Company, Burtek Systems, Inc., Richardson Electronics Canada, Ltd., Richardson Electronics Limited, RESA, SNC, Richardson Electronique SNC, Richardson Electronics Iberica, S.A., Richardson Electronics GmbH, Richardson Electronics Benelux B.V., Richardson Sweden Holding AB, Richardson Electronics KK, JP Morgan Bank, N.A., London Branch, JPMorgan Chase Bank, N.A., Canada Branch, JPMorgan Chase Bank, N.A., Tokyo Branch, JPMorgan Chase Bank, N.A., incorporated by reference to Exhibit 10(ac)(3) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 3, 2005, Commission File No. 000-12906.

10(u)(4)	Waiver, Consent and Fourth Amendment to Amended and Restated Revolving Credit Agreement, dated August 4, 2006, by and among the Company, Burtek Systems, Inc., Richardson Electronics Canada, Ltd., Richardson Electronics Limited, RESA, SNC, Richardson Electronique SNC, Richardson Electronics Iberica, S.A., Richardson Electronics GmbH, Richardson Electronics Benelux B.V., Richardson Sweden Holding AB, Richardson Electronics KK, JP Morgan Bank, N.A., London Branch, JPMorgan Chase Bank, N.A., Toronto Branch, JPMorgan Chase Bank, N.A., Tokyo Branch, JPMorgan Chase Bank, N.A., incorporated by reference to Exhibit 10.42 to the Company’s Registration Statement on Form S-1, Commission File No. 333-130219.

10(u)(5)	Fifth Amendment to the Credit Agreement dated September 26, 2006 by and among the Company, Burtek Systems, Inc., Richardson Electronics Canada, Ltd., Richardson Electronics Limited, RESA, SNC, Richardson Electronique SNC, Richardson Electronics Iberica, S.A., Richardson Electronics GmbH, Richardson Electronics Benelux B.V., Richardson Sweden Holding AB, Richardson Electronics KK, JP Morgan Bank, N.A., London Branch, JP Morgan Chase Bank, N.A., Toronto Branch, JP Morgan Chase Bank, N.A., Tokyo Branch, JP Morgan Chase Bank, N.A., incorporated by reference to Exhibit 10(z)(5) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 3, 2007, Commission File No. 000-12906.

10(u)(6)	Sixth Amendment to the Credit Agreement dated January 19, 2007 by and among the Company, Burtek Systems, Corp., Richardson Electronics Canada, Ltd., Richardson Electronics Limited, RESA, SNC, Richardson Electronique SNC, Richardson Electronics Iberica, S.A., Richardson Electronics GmbH, Richardson Electronics Benelux B.V., Richardson Electronics KK, JP Morgan Bank, N.A., London Branch, JP Morgan Chase Bank, N.A., Toronto Branch, JP Morgan Chase Bank, N.A., IBF Branch, JP Morgan Chase Bank, N.A., incorporated by reference to Exhibit 10(z)(6) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 3, 2007, Commission File No. 000-12906.

10(u)(7)	Waiver, Consent and Seventh Amendment to the Credit Agreement dated March 20, 2007 by and among the Company, Burtek Systems, Corp., Richardson Electronics Canada, Ltd., Richardson Electronics Limited, RESA, SNC, Richardson Electronique SNC, Richardson Electronics Iberica, S.A., Richardson Electronics GmbH, Richardson Electronics Benelux B.V., Richardson Electronics KK, JPMorgan Bank, N.A., London Branch, JPMorgan Chase Bank, N.A., Toronto Branch, JPMorgan Chase Bank, N.A., IBF Branch, JPMorgan Chase Bank, N.A., incorporated by reference to Exhibit 10.45 to the Company’s Post-Effective Amendment No. 1 to Registration Statement on Form S-1, Commission File No. 333-130219.

10(u)(8)	Waiver and Eighth Amendment to the Credit Agreement dated March 31, 2007 by and among the Company, Burtek Systems, Corp., Richardson Electronics Canada, Ltd., Richardson Electronics Limited, RESA, SNC, Richardson Electronique SNC, Richardson Electronics Iberica, S.A., Richardson Electronics GmbH, Richardson Electronics Benelux B.V., Richardson Electronics KK, JPMorgan Bank, N.A., London Branch, JPMorgan Chase Bank, N.A., Toronto Branch, JPMorgan Chase Bank, N.A., IBF Branch, JPMorgan Chase Bank, N.A., incorporated by reference to Exhibit 10.46 to the Company’s Post-Effective Amendment No. 1 to Registration Statement on Form S-1, Commission File No. 333-130219.

10(v)	Employment, Nondisclosure and Non-Compete Agreement dated June 1, 2004 by and between the Company and Wendy Diddell, incorporated by reference to Exhibit 10.47 to the Company’s Registration Statement on Form S-1, Commission File No. 333-113568.*

10(v)(1)	First Amendment to Employment, Nondisclosure and Non-Compete Agreement by and between the Company and Wendy Diddell dated May 31, 2007, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 31, 2007, Commission File No. 000-12906.*

10(w)	Real Estate Sale Contract dated June 8, 2004 between the Company and Shodeen Construction Company, L.L.C., incorporated by reference to Exhibit 10.48 to the Company’s Registration Statement on Form S-1, Commission File No. 333-113568.

10(x)	First Amendment to the Real Estate Sale Contract dated April 2005 between the Company and Shodeen Construction Company, L.L.C., incorporated by reference to Exhibit 10.51 to the Company’s Registration Statement on Form S-1, Commission File No. 333-125254 filed with the SEC on May 26, 2005.

10(y)	Form of Exchange Agreement, dated February 2005, between the Company and certain holders of outstanding debentures, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 15, 2005, Commission File No. 000-12906.

10(z)	Form of Resale Registration Rights Agreement, dated February 2005, between the Company and the holders specified therein, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated February 15, 2005, Commission File No. 000-12906.

10(aa)	Employment, Nondisclosure and Non-Compete Agreement dated June 20, 2005 by and between the Company and David J. DeNeve incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated June 22, 2005, Commission File No. 000-12906.*

10(ab)	Purchase and Sale Agreement dated August 4, 2005 between the Company and TAB Construction Company, incorporated by reference to Exhibit 10(al) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 28, 2005, Commission File No. 000-12906.

10(ab)(1)	First Amendment to Purchase and Sale Agreement date December 16, 2005 between the Company and TAB Construction Company, incorporated by reference to Exhibit 10(ai)(1) to the Company’s Annual Report on form 10-K for the fiscal year ended June 3, 2006, Commission
File No. 000-12906.

10(ab)(2)	Second Amendment to Purchase and Sale Agreement dated January 31, 2006 between the Company and TAB Construction Company, incorporated by reference to Exhibit 10(ai)(2) to the Company’s Annual Report on form 10-K for the fiscal year ended June 3, 2006, Commission File No. 000-12906.

10(ab)(3)	Third Amendment to Purchase and Sale Agreement dated February 17, 2006 between the Company and TAB Construction Company, incorporated by reference to Exhibit 10(ai)(3) to the Company’s Annual Report on form 10-K for the fiscal year ended June 3, 2006, Commission File No. 000-12906.

10(ab)(4)	Fourth Amendment to Purchase and Sale Agreement dated June 7, 2006 between the Company and TAB Construction Company, incorporated by reference to Exhibit 10(ai)(4) to the Company’s Annual Report on form 10-K for the fiscal year ended June 3, 2006, Commission
File No. 000-12906.

10(ab)(5)	Fifth Amendment to Purchase and Sale Agreement dated October 30, 2006 between the Company and TAB Construction Company, incorporated by reference to Exhibit 10(ai)(5) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 2, 2006, Commission File No. 000-12906.

10(ab)(6)	Sixth Amendment to Purchase and Sale Agreement dated December 20, 2006 between the Company and TAB Construction Company, incorporated by reference to Exhibit 10(ai)(6) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 2, 2006, Commission File No. 000-12906.

10(ac)	The Company’s 2006 Stock Option Plan for Non-Employee Directors, incorporated by reference to Exhibit A of the Company’s Proxy Statement dated September 12, 2005 for its Annual Meeting of Stockholders held on October 18, 2005.

10(ad)	Securities Purchase Agreement for the Company’s 8% Convertible Senior Subordinated Notes due 2011 dated November 21, 2005 between the Company and the buyers specified therein, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated November 22, 2005 Commission File No. 000-12906.

10(ae)	Resale Registration Rights Agreement for the Company’s 8% Convertible Senior Subordinated Notes due 2011 dated November 21, 2005, between the Company and the holders listed therein, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated November 22, 2005 Commission File No. 000-12906.

10(af)	Consulting Agreement dated October 26, 2005 by and between the Company and Arthur R. Buckland, incorporated by reference to Exhibit 10.65 to the Company’s Registration Statement on Form S-1, Commission File No. 333-130219 filed with the SEC on February 7, 2006.

10(ag)	Employment, Nondisclosure and Non-Compete Agreement dated June 1, 2004 by and between the Company and David J. Gilmartin, incorporated by reference to Exhibit 10(am) to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 3, 2005, Commission File No. 000-12906.*

10(ah)	Agreement between the Company and Bruce W. Johnson, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 19, 2006, Commission File No. 000-12906.*

10(ai)	Employment, Nondisclosure and Non-Compete Agreement between the Company and Arthur R. Buckland, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on
Form 8-K dated March 1, 2006, Commission File No. 000-12906.*

10(aj)	Termination Agreement and General Release between the Company and Arthur R. Buckland, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 9, 2006, Commission File No. 000-12906.*

10(ak)	Employment and Non-Compete Agreement dated June 1, 2001 by and between the Company and Larry Blaney, incorporated by reference to Exhibit 10(ar) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 3, 2006, Commission File No. 000-12906.*

10(al)	Employment, Nondisclosure and Non-Compete Agreement between the Company and Bart Petrini incorporated by reference to Exhibit 99.1 to the Company’s Current Report of Form 8-K dated November 2, 2006 Commission File No. 000-12906.

10(am)	Purchase and Sale Agreement, by and among Richardson Electronics, Ltd, Portside Growth and Opportunity Fund and Ramius Capital Group, LLC, date as of August 10, 2006, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated August 10, 2006, Commission File No. 000-12906.

10(an)	Purchase and Sale Agreement, by and among Richardson Electronics, Ltd, Whitebox Advisors, LLC, Whitebox Intermarket Partners, LP, Whitebox Diversified Convertible Arbitrage Partners, LP, Whitebox Convertible Arbitrage Partners, LP, Pandora Select Partners, LP, Guggenheim Portfolio XXXI, LLC and HFR RVA Combined Master Trust, dated as of August 10, 2006, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated August 10, 2006, Commission File No. 000-12906.

10(ao)	Acquisition Agreement by and among Honeywell International Inc., Richardson Electronics Ltd. And Certain Subsidiaries of Richardson Electronics, Ltd., dated as of April 6, 2007, incorporated by reference to Exhibit 10.74 to the Company’s Post-Effective Amendment No. 1 to Registration Statement on Form S-1, Commission File No. 333-130219.

10(ao)(1)	Amendment and Waiver to Acquisition Agreement by and among Honeywell International Inc., Richardson Electronics Ltd. And Certain Subsidiaries of Richardson Electronics, Ltd., dated May 31, 2007, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 31, 2007, Commission File No. 000-12906.

10(ap)	Termination Agreement and General Release between the Company and Joseph Grill, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 5, 2007, Commission File No. 000-12906.*

10(aq)	Revolving Credit Agreement dated July 27, 2007 by and among (i) the Company, (ii) Richardson Electronics Benelux B.V., a Dutch private limited liability company, Richardson Electronics Limited, an English limited liability company, and (iii) Richardson Electronics Pte Ltd, a company organized under the laws of Singapore, the lenders from time to time parties hereto, and JPMorgan Chase Bank, N.A., as administrative agent, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 27, 2007, Commission File No. 000-12906.

14	Corporate Code of Conduct, as amended on January 10, 2006, incorporated by reference to Exhibit 14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 3, 2005, Commission File No. 000-12906.

21	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm – Ernst & Young LLP.

23.2	Consent of Independent Registered Public Accounting Firm – KPMG LLP.

31.1	Certification of Edward J. Richardson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Daniel J. Fujii pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to the Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press release, dated August 13, 2007, announcing the date of the Company’s fiscal 2007 conference call.

99.2	Press release, dated August 15, 2007, regarding the Company’s results for its fiscal year ended June 2, 2007.

*	Indicates management contract or compensatory plan or arrangement