Form 10-Q
period 2007-09-01
RICHARDSON ELECTRONICS LTD/DE
filed 2007-10-11
CIK 355948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 1, 2007

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

As of October 8, 2007, there were outstanding 14,806,914 shares of Common Stock, $0.05 par value, inclusive of 1,122,232 shares held in treasury, and 3,048,258 shares of Class B Common Stock, $0.05 par value, which are convertible into Common Stock of the registrant on a share for share basis.

		Page
Part I.	Financial Information
Item 1.	Financial Statements	2
	Condensed Consolidated Balance Sheets as of September 1, 2007 and June 2, 2007	2
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three-Month Period Ended September 1, 2007 and September 2, 2006	3
	Condensed Consolidated Statements of Cash Flows for the Three-Month Period Ended September 1, 2007 and September 2, 2006	4
	Notes to Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23
Item 4.	Controls and Procedures	24

Part II.	Other Information
Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors	25
Item 5.	Other Information	25
Item 6.	Exhibits	25
Signatures		26
Exhibit Index		27

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Richardson Electronics, Ltd.

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

	Unaudited
	September 1, 2007	June 2, 2007
Assets
Current assets:
Cash and cash equivalents	$21,781	$17,436
Restricted cash	—	61,899
Receivables, less allowance of $1,601 and $1,574	97,316	105,709
Inventories	118,144	110,174
Prepaid expenses	4,547	5,129
Deferred income taxes	2,477	2,131
Current assets of discontinued operations held for sale	220	242

Total current assets	244,485	302,720

Non-current assets:
Property, plant and equipment, net	30,075	29,703
Goodwill	11,710	11,611
Other intangible assets, net	838	1,581
Non-current deferred income taxes	843	389
Assets held for sale	978	1,004
Other assets	1,831	2,058
Non-current assets of discontinued operations held for sale	5	5

Total non-current assets	46,280	46,351

Total assets	$290,765	$349,071

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$64,328	$55,530
Accrued liabilities	20,649	31,330
Current portion of long-term debt	—	65,711
Current liabilities of discontinued operations held for sale	253	2,737

Total current liabilities	85,230	155,308

Non-current liabilities:
Long-term debt, less current portion	59,883	55,683
Long-term income tax liabilities	6,954	—
Non-current liabilities	1,528	1,535

Total non-current liabilities	68,365	57,218

Total liabilities	153,595	212,526

Commitments and contingencies	—	—

Stockholders’ equity
Common stock, $0.05 par value; issued 15,929 shares at September 1, 2007 and 15,920 shares at June 2, 2007	797	796
Class B common stock, convertible, $0.05 par value; issued 3,048 at September 1, 2007 and June 2, 2007	152	152
Preferred stock, $1.00 par value, no shares issued	—	—
Additional paid-in-capital	119,260	118,880
Common stock in treasury, at cost, 1,122 shares at September 1, 2007 and 1,179 shares at June 2, 2007	(6,651)	(6,989)
Retained earnings	20,569	21,631
Accumulated other comprehensive income	3,043	2,075

Total stockholders’ equity	137,170	136,545

Total liabilities and stockholders’ equity	$290,765	$349,071

See notes to condensed consolidated financial statements.

Richardson Electronics, Ltd.

Condensed Consolidated Statement of Operations

and Comprehensive Income (Loss)

(Unaudited)(in thousands, except per share amounts)

	Three months ended
	September 1, 2007	September 2, 2006
Statements of Operations
Net sales	$129,465	$139,437
Cost of sales	96,827	105,085

Gross profit	32,638	34,352
Selling, general, and administrative expenses	29,966	30,313
(Gain) loss on disposal of assets	1	(19)

Operating income	2,671	4,058

Other (income) expense:
Interest expense	2,676	1,610
Investment income	(371)	(77)
Foreign exchange loss	444	387
Retirement of long-term debt expenses	—	2,540
Other, net	(1)	14

Total other expense	2,748	4,474

Loss from continuing operations before income taxes	(77)	(416)
Income tax provision	314	392

Loss from continuing operations	(391)	(808)
Income (loss) from discontinued operations, net of provision for income tax of $16 and $792, respectively	31	(291)

Net loss	$(360)	$(1,099)

Net loss per common share – basic:
Loss from continuing operations	$(0.02)	$(0.05)
Income (loss) from discontinued operations	0.00	(0.01)

Net loss per common share – basic	$(0.02)	$(0.06)

Net loss per Class B common share – basic:
Loss from continuing operations	$(0.02)	$(0.04)
Income (loss) from discontinued operations	0.00	(0.02)

Net loss per Class B common share – basic	$(0.02)	$(0.06)

Net loss per common share – diluted:
Loss from continuing operations	$(0.02)	$(0.05)
Income (loss) from discontinued operations	0.00	(0.01)

Net loss per common share – diluted	$(0.02)	$(0.06)

Net loss per Class B common share – diluted:
Loss from continuing operations	$(0.02)	$(0.04)
Income (loss) from discontinued operations	0.00	(0.02)

Net loss per Class B common share – diluted	$(0.02)	$(0.06)

Weighted average number of shares:
Common shares - basic	14,840	14,400

Class B common shares - basic	3,048	3,093

Common shares - diluted	14,840	14,400

Class B common shares - diluted	3,048	3,093

Statement of Comprehensive Income (Loss)
Net loss	$(360)	$(1,099)
Foreign currency translation, net of tax	746	89
Discontinued operations foreign currency translation, net of tax	—	(12)
Fair value adjustments on investments, net of tax	(236)	(1)

Comprehensive income (loss)	$150	$(1,023)

See notes to condensed consolidated financial statements

Richardson Electronics, Ltd.

Condensed Consolidated Statements of Cash Flows

(Unaudited)(in thousands)

	Three months ended
	September 1, 2007	September 2, 2006
Operating activities:
Net loss	$(360)	$(1,099)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	1,315	1,548
(Gain) loss on disposal of assets	1	(19)
Retirement of long-term debt expenses	—	2,540
Write-off of deferred financing costs	643	—
Stock compensation expense	98	176
Deferred income taxes	(778)	(242)
Receivables	8,857	(796)
Inventories	(6,563)	(4,718)
Accounts payable and accrued liabilities	2,864	(4,578)
Other liabilities	(7)	81
Other	(138)	(408)

Net cash provided by (used in) operating activities	5,932	(7,515)

Investing activities:
Capital expenditures	(1,578)	(859)
Proceeds from sale of assets	41	6
Proceeds from sales of available-for-sale securities	157	118
Purchases of available-for-sale securities	(157)	(118)

Net cash used in investing activities	(1,537)	(853)

Financing activities:
Proceeds from borrowings	45,800	71,540
Payments on debt	(107,240)	(60,216)
Restricted cash	61,899	—
Proceeds from issuance of common stock	69	—
Cash dividends	(702)	(687)
Payments on retirement of long-term debt	—	(700)
Other	—	(486)

Net cash (used in) provided by financing activities	(174)	9,451

Effect of exchange rate changes on cash and cash equivalents	124	109

Increase in cash and cash equivalents	4,345	1,192
Cash and cash equivalents at beginning of period	17,436	17,010

Cash and cash equivalents at end of period	$21,781	$18,202

See notes to condensed consolidated financial statements.

RICHARDSON ELECTRONICS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except per share amounts and except where indicated)

Note A – Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Item 10 of Regulation S-K. Accordingly, they do not include all the information and notes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the results of interim periods have been made and such adjustments were of a normal and recurring nature. The results of operations and cash flows for the three-month period ended September 1, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2008.

Richardson Electronics, Ltd.’s (the Company) fiscal quarter ends on the Saturday nearest the end of the quarter ending month. The first quarter of fiscal 2008 and 2007 contain 13 weeks.

The financial information contained in this report should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 2, 2007.

Note B – Investment in Marketable Equity Securities

The Company’s investments are primarily equity securities, all of which are classified as available-for-sale and are carried at their fair value based on the quoted market prices. The fair value of the Company’s equity securities, included in other non-current assets, were $759 at September 1, 2007 and $1,001 at June 2, 2007. Proceeds from the sale of the securities were $157 and $118 during the first quarter of fiscal 2008 and 2007, respectively. Gross realized gains on those sales were $4 and $13 during the first quarter of fiscal 2008 and 2007, respectively. Gross realized losses on security sales for the first quarter of fiscal 2008 and 2007 were $12 and $23, respectively. Net unrealized holding losses of $236 and $1 for the first quarter of fiscal 2008 and 2007, respectively, have been included in accumulated comprehensive income for fiscal 2008 and 2007.

The following table is the disclosure under Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, for the investment in marketable equity securities with fair values less than cost basis:

	Marketable Security Holding Length
	Less Than 12 Months		More Than 12 Months		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 1, 2007
Common Stock	$276	$23	$—	$—	$276	$23
June 2, 2007
Common Stock	$65	$4	$—	$—	$65	$4

Note C – Assets Held for Sale

In July 2006, the Company offered to sell a building located in Brazil for $978. During the first quarter of fiscal 2008, the Company received an offer to purchase the building for 2,000 Brazilian Real (equivalent to approximately $1,000), and received a security deposit of 600 Brazilian Real. Upon closing of the sale, the Company will receive additional proceeds of 400 Brazilian Real in cash and a note receivable of 1,000 Brazilian Real which is payable in ten monthly installments of 100 Brazilian Real, commencing one month after closing. The closing of this transaction is expected to occur during fiscal 2008, however, the Company cannot give any assurance as to the actual timing or successful completion of the transaction.

Note D – Goodwill and Other Intangible Assets

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is tested for impairment at least annually or more frequently if events or circumstances indicate that goodwill might be impaired. The Company performs its annual goodwill impairment assessment as of the end of the third quarter of each fiscal year. The table below provides changes in carrying value of goodwill by reportable segment, which includes RF, Wireless & Power Division (RFPD), Electron Device Group (EDG), and Display Systems Group (DSG):

	Goodwill
	Reportable Segments
	RFPD	EDG	DSG	Total
Balance at June 2, 2007	$263	$902	$10,446	$11,611
Foreign currency translation	4	1	94	99

Balance at September 1, 2007	$267	$903	$10,540	$11,710

Intangible assets subject to amortization, as well as amortization expense, are as follows:

	Intangible Assets Subject to Amortization
	September 1, 2007		June 2, 2007
	Gross Amounts	Accumulated Amortization	Gross Amounts	Accumulated Amortization
Deferred financing costs	$2,648	$1,810	$4,539	$2,958
Patents and trademarks	478	478	478	478

Total	$3,126	$2,288	$5,017	$3,436

Deferred financing costs decreased during the first quarter of fiscal 2008 primarily due to the write-off of previously capitalized deferred financing costs of $643 related to the extinguishment of the Company’s existing multi-currency revolving credit agreement (credit agreement) as a result of the Company entering into a new $40,000 revolving credit agreement (new credit agreement) on July 27, 2007. The write-off of $643 has been classified as interest expense for the three month period ended September 1, 2007.

Amortization expense for the three-month period ended September 1, 2007 and September 2, 2006 was as follows:

	Amortization Expense for First Quarter
	FY 2008	FY 2007
Deferred financing costs	$100	$99

Total	$100	$99

The amortization expense associated with the intangible assets subject to amortization is expected to be $257, $209, $209, $209, and $54 in fiscal 2008, 2009, 2010, 2011, and 2012, respectively. The weighted average number of years of amortization expense remaining is 4.00.

Note E – Restructuring Charges

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

As a result of the Company’s 2007 Restructuring Plan, restructuring charges of $2,222 were recorded in selling, general, and administrative expenses (SG&A) during fiscal 2007. Severance costs of $917 were paid during fiscal 2007. During fiscal 2007, the employee severance costs were adjusted $54 decreasing SG&A due to the difference between estimated severance costs and actual payouts. During the first quarter of fiscal 2008, severance costs of $982 were paid. The remaining balance payable as of September 1, 2007 has been included in accrued liabilities. As of September 1, 2007, the following table depicts the amounts associated with the activity related to the 2007 Restructuring Plan by reportable segment:

	Restructuring Liability	For the three months ended September 1, 2007			Restructuring Liability
2007 Restructuring Plan Fiscal 2008	June 2, 2007	Reserve Recorded	Payment	Adjustment to Reserve	September 1, 2007
Employee severance costs:
RFPD	$188	$—	$(74)	$—	$114
EDG	379	—	(379)	—	—
Corporate	684	—	(529)	—	155

Total	$1,251	$—	$(982)	$—	$269

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

Changes in the warranty reserve for first three months of fiscal 2008 was as follows:

Warranty Reserve
Balance at June 2, 2007	$415
Accruals for products sold	108
Utilization	(126)

Balance at September 1, 2007	$397

Note G – Debt

Long-term debt consists of the following:

	September 1, 2007	June 2, 2007
7 3/4% convertible senior subordinated notes, due December 2011	$44,683	$44,683
8% convertible senior subordinated notes, due June 2011	11,000	11,000
New credit agreement, due July 2010 (8.25% at September 1, 2007)	4,200	—
Credit agreement, due October 2009 (7.72% at June 2, 2007)	—	65,711

Total debt	59,883	121,394
Less: current portion	—	(65,711)

Long-term debt	$59,883	$55,683

At September 1, 2007, the Company maintained $59,883 in long-term debt, primarily in the form of two series of convertible notes and a new credit agreement. The Company entered into a new $40,000 credit agreement on July 27, 2007 which includes a Euro subfacility ($15,000) and a Singapore subfacility ($5,000). This new credit agreement expires in July 2010 and bears interest at applicable LIBOR, SIBOR, or prime rates plus a margin varying with certain quarterly borrowings under the new credit agreement. This new credit agreement is secured by a lien on the Company’s assets and also contains a financial covenant requiring the Company to maintain a leverage ratio of less than 2.0 to 1.0. The commitment fee related to the new credit agreement is 0.25% per annum payable quarterly on the average daily unused portion of the aggregate commitment. At September 1, 2007, $4,200 was outstanding under the new credit agreement, outstanding letters of credit were $590, and the unused line was $35,210. The new credit agreement consists of the following facilities as of September 1, 2007:

	Capacity	Amount Outstanding	Interest Rate
U.S. Facility	$20,000	$4,200	8.25%
Euro Subfacility	15,000	—	—
Singapore Subfacility	5,000	—	—

Total	$40,000	$4,200	8.25%

Interest expense increased to $2,676 for the first quarter of fiscal 2008 as compared with $1,610 during the same period of last fiscal year. Interest expense consists of the following components as noted in the following table:

	First Quarter
	FY 2008	FY 2007
7 3/4% convertible senior subordinated notes interest expense	$866	$856
8% convertible senior subordinated notes interest expense	220	494
Credit agreement interest expense	556	—
New credit agreement interest expense	229	—
Deferred financing costs amortization	149	223
Write-off of deferred financing costs	643	—
Other	13	37

Total interest expense	$2,676	$1,610

As discussed in Note L, in accordance with Emerging Issues Task Force (EITF) Issue No. 87-24, Allocation of Interest to Discontinued Operations, (EITF 87-24), the Company allocated interest related to the credit agreement to discontinued operations for the first quarter of fiscal 2007. Interest expense incurred on the credit agreement during the first quarter of fiscal 2008 related primarily to working capital associated with continuing operations.

As discussed in Note D, the Company wrote-off $643 of deferred financing costs during the first quarter of fiscal 2008 due to the extinguishment of the credit agreement on July 27, 2007.

Note H – Income Taxes

The effective income tax rate for the first quarter of fiscal 2008 was a provision of 407.8% as compared with a provision of 94.2% for the first quarter of fiscal 2007. The difference between the effective tax rates as compared to the U.S. federal statutory rate of 34% primarily results from the Company’s geographical distribution of taxable income or losses and valuation allowances related to net operating losses. For the first quarter of fiscal 2008, the tax benefit related to net operating losses was limited by the requirement for a valuation allowance of $620.

In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. The Company is no longer subject to either U.S. federal, state, or local tax examinations by tax authorities for years prior to FY04. With few exceptions, the Company is no longer subject to non-U.S. income tax examinations by tax authorities for years prior to FY02. The Company’s primary foreign tax jurisdictions are the United Kingdom, Germany, Singapore, and the Netherlands. The following table summarizes the open tax years for each major jurisdiction:

Jurisdiction	Open Tax Years
Federal	FY04 – FY07
United Kingdom	FY05 – FY07
Germany	FY02 – FY07
Singapore	FY02 – FY07
Netherlands	FY02 – FY07

Effective June 3, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109, Accounting for Income Taxes, (FIN 48). The application of FIN 48 would have resulted in an increase in retained earnings of $1,647, except that the increase was fully offset by the application of a valuation allowance against net operating losses. In addition, the Company reclassified $6,954 of income tax liabilities from current liabilities to non-current liabilities as the Company does not anticipate settling the liabilities within the next twelve months.

At June 3, 2007, the Company’s worldwide liability for uncertain tax positions was $6,481, excluding interest and penalties. Unrecognized tax benefits of $2,623 would affect the Company’s effective tax rate if recognized. There were no significant changes in components of the liability in the three months ending September 1, 2007.

The Company records penalties and interest relating to uncertain tax positions in the income tax expense line item within the consolidated statement of operations. At June 3, 2007, approximately $821 was included in the liability for uncertain tax positions for the possible payment of interest and penalties.

It is reasonably possible that there will be a change in the unrecognized tax benefits in the range of $0 to approximately $900 due to the expiration of various statutes of limitations within the next 12 months.

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

Diluted earnings per share is calculated by dividing net income, adjusted for interest savings, net of tax, on assumed conversion of convertible debentures and notes, by the actual shares outstanding and share equivalents that would arise from the exercise of stock options, certain restricted stock awards, and the assumed conversion of convertible debentures and notes when dilutive. For the first quarter of fiscal 2008 and 2007, the assumed conversion and the effect of the interest savings of the Company’s 7 3/4% convertible senior subordinated notes (7 3/4% notes) and 8% convertible senior subordinated notes (8% notes) were excluded because their inclusion would have been anti-dilutive. The per share amounts presented in the Consolidated Statements of Operations are based on the following amounts:

	Three months ended
	September 1, 2007	September 2, 2006
Numerator for basic and diluted EPS:
Loss from continuing operations	$(391)	$(808)
Less dividends:
Common stock	592	576
Class B common stock	110	111

Undistributed losses	$(1,093)	$(1,495)

Common stock undistributed losses	$(922)	$(1,253)
Class B common stock undistributed losses – basic	(171)	(242)

Total undistributed losses – common stock and Class B common stock – basic	$(1,093)	$(1,495)

Common stock undistributed losses	$(922)	$(1,253)
Class B common stock undistributed losses – diluted	(171)	(242)

Total undistributed losses – Class B common stock – diluted	$(1,093)	$(1,495)

Income (loss) from discontinued operations	$31	$(291)
Less dividends:
Common stock	592	576
Class B common stock	110	111

Undistributed losses	$(671)	$(978)

Common stock undistributed losses	$(566)	$(820)
Class B common stock undistributed losses – basic	(105)	(158)

Total undistributed losses – common stock and Class B common stock – basic	$(671)	$(978)

Common stock undistributed losses	$(566)	$(820)
Class B common stock undistributed losses – diluted	(105)	(158)

Total undistributed losses – Class B common stock – diluted	$(671)	$(978)

	Three months ended
	September 1, 2007	September 2, 2006
Numerator for basic and diluted EPS:
Net loss	$(360)	$(1,099)
Less dividends:
Common stock	592	576
Class B common stock	110	111

Undistributed losses	$(1,062)	$(1,786)

Common stock undistributed losses	$(896)	$(1,497)
Class B common stock undistributed losses – basic	(166)	(289)

Total undistributed losses – common stock and Class B common stock – basic	$(1,062)	$(1,786)

Common stock undistributed losses	$(896)	$(1,497)
Class B common stock undistributed losses – diluted	(166)	(289)

Total undistributed losses – Class B common stock – diluted	$(1,062)	$(1,786)

Denominator for basic and diluted EPS:
Denominator for basic EPS:
Common stock weighted average shares	14,840	14,400
Class B common stock weighted average shares, and shares under if-converted method for diluted earnings per share	3,048	3,093
Effect of dilutive securities
Unvested restricted stock awards	—	—
Dilutive stock options	—	—

Denominator for diluted EPS adjusted for weighted average shares and assumed conversions	17,888	17,493

Loss from continuing operations per share:
Common stock – basic	$(0.02)	$(0.05)

Class B common stock – basic	$(0.02)	$(0.04)

Common stock – diluted	$(0.02)	$(0.05)

Class B common stock – diluted	$(0.02)	$(0.04)

Income (loss) from discontinued operations per share:
Common stock – basic	$0.00	$(0.01)

Class B common stock – basic	$0.00	$(0.02)

Common stock – diluted	$0.00	$(0.01)

Class B common stock – diluted	$0.00	$(0.02)

Net loss per share:
Common stock – basic	$(0.02)	$(0.06)

Class B common stock – basic	$(0.02)	$(0.06)

Common stock – diluted	$(0.02)	$(0.06)

Class B common stock – diluted	$(0.02)	$(0.06)

Common stock options that were anti-dilutive and not included in dilutive earnings per common share	1,551	1,825

Note J – Stock-Based Compensation

In the first quarter of fiscal 2007, the Company adopted SFAS No. 123 (Revised 2004), Share-Based Payment, (SFAS No. 123(R)), which requires the measurement and recognition of compensation cost at fair value for all share-based payments, including stock options. The Company estimates fair value using the Black-Scholes option-pricing model, which requires assumptions such as expected volatility, risk-free interest rate, expected life, and dividends. Compensation cost is recognized using a graded-vesting schedule over the applicable vesting period, or date on which retirement eligibility is achieved, if shorter (non-substantive vesting period approach). Stock-based compensation totaled approximately $98 and $176 for the first quarter of fiscal 2008 and 2007, respectively.

Note K – Segment Information

The following disclosures are made in accordance with the SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company’s strategic business units (SBUs) in fiscal 2008 are: RFPD, EDG, and DSG.

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

On May 31, 2007, the Company completed the sale of the Security Systems Division/Burtek Systems (SSD/Burtek) strategic business unit to Honeywell International Inc. The Company presents SSD/Burtek as a discontinued operation in accordance with the criteria of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (SFAS No. 144), and prior period results and disclosures have been restated to reflect this reporting. The Company’s Colombia location was included in the SSD/Burtek sale agreement, but was not part of the closing on May 31, 2007. The Company anticipates final closing of the Colombia location to occur during fiscal 2008.

Accounts receivable, inventory, and goodwill are identified by SBU. Cash, net property, and other assets are not identifiable by SBU. Operating results for each SBU are summarized in the following table:

	Net Sales	Gross Profit	Direct Operating Contribution	Assets
First Quarter Fiscal 2008
RFPD	$84,306	$20,372	$10,120	$131,782
EDG	24,583	7,789	4,183	47,479
DSG	19,389	4,440	125	37,665

Total	$128,278	$32,601	$14,428	$216,926

First Quarter Fiscal 2007
RFPD	$91,332	$21,463	$13,174	$122,949
EDG	24,674	7,711	5,101	44,000
DSG	21,829	4,965	739	37,973

Total	$137,835	$34,139	$19,014	$204,922

A reconciliation of net sales, gross profit, operating income, and assets to the relevant consolidated amounts is as follows. Starting in the first quarter of fiscal 2008, the SBU’s operating contribution includes regional selling expenses. Other assets not identified include miscellaneous receivables, manufacturing inventories, and other assets.

	First Quarter
	2008	2007
Segment net sales	$128,278	$137,835
Corporate	1,187	1,602

Net sales	$129,465	$139,437

Segment gross profit	$32,601	$34,139
Manufacturing variances and other costs	37	213

Gross profit	$32,638	$34,352

Segment direct operating contribution	$14,428	$19,014
Manufacturing variances and other costs	37	213
Regional selling expenses	—	(3,630)
Administrative expenses	(12,459)	(11,558)
Gain (loss) on disposal of assets	(1)	19

Operating income	$2,005	$4,058

	September 1, 2007	June 2, 2007
Segment assets	$216,926	$208,939
Cash, cash equivalents, and restricted cash	21,781	79,335
Other current assets	17,268	25,815
Net property	30,075	29,703
Other assets	4,490	5,032
Assets of discontinued operations held for sale	225	247

Total assets	$290,765	$349,071

Geographic net sales information is primarily grouped by customer destination into five areas: North America, Asia/Pacific, Europe, Latin America, and Corporate. Europe includes sales to the Middle East and Africa. Net sales to Mexico are included as part of Latin America. Corporate consists of freight and sales which are not area specific.

Net sales and gross profit by geographic region are presented in the table below:

	First Quarter
	FY 2008	FY 2007
Net Sales
North America	$52,807	$60,384
Asia/Pacific	38,129	39,506
Europe	34,202	33,599
Latin America	4,094	4,975
Corporate	233	973

Total	$129,465	$139,437

Gross Profit
North America	$14,133	$15,552
Asia/Pacific	9,487	9,567
Europe	9,253	9,047
Latin America	1,267	1,468
Corporate	(1,502)	(1,282)

Total	$32,638	$34,352

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

Note L – Discontinued Operations

On May 31, 2007, the Company completed the sale of SSD/Burtek strategic business unit to Honeywell International Inc. The Company presents SSD/Burtek as a discontinued operation in accordance with the criteria of SFAS No. 144, and prior period results and disclosures have been restated to reflect this reporting.

Net sales, gross profit, interest expense, and income (loss) from discontinued operations for the three-month period ended September 1, 2007 and September 2, 2006 are presented in the following table:

	First Quarter
	FY 2008	FY 2007
Net Sales	$302	$26,318
Gross profit	88	6,967
Interest expense	—	1,373
Income (loss), net of tax	31	(291)

The net sales, gross profit, and income from discontinued operations for the first quarter of 2008 represent only the operations of the Company’s Colombia location that were included in the SSD/Burtek sale agreement, but were not part of the closing on May 31, 2007. The Company anticipates final closing of the Colombia net assets to occur during fiscal 2008. The first quarter fiscal 2007 results represent all the operations that were included as part of the SSD/Burtek agreement. In accordance with EITF 87-24, the Company has allocated interest expense of $1,373 to the discontinued operation (SSD/Burtek) for the first quarter of fiscal 2007 due to the requirement under the Company’s credit agreement to pay the proceeds from the sale of a business to the parties in the credit agreement. Income (loss) from discontinued operations includes a provision for income tax of $16 and $792 in the first quarter of fiscal 2008 and 2007, respectively.

Net assets of discontinued operations are presented in the following table:

	September 1, 2007	June 2, 2007
Accounts receivable	$158	$128
Inventories	62	114

Current assets of discontinued operations held for sale	220	242

Property, plant, and equipment, net	5	5

Non-current assets of discontinued operations held for sale	5	5

Total assets of discontinued operations held for sale	$225	$247

Accounts payable	$253	$1,569
Accrued liabilities	—	1,168

Current liabilities of discontinued operations held for sale	253	2,737

Total liabilities and stockholders’ equity of discontinued operations held for sale	$253	$2,737

The balance sheet amounts of September 1, 2007 and June 2, 2007 for discontinued operations represent the net assets held at the Company’s Colombia location that were included in the SSD/Burtek sale agreement, but were not part of the transaction closing on May 31, 2007. In addition, net assets from discontinued operations at September 1, 2007 and June 2, 2007 included accrued transactions costs related to the sale of SSD/Burtek of $253 and $2,464, respectively.

Note M – Recently Issued Pronouncements

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

On May 31, 2007, the Company completed the sale of the Security Systems Division/Burtek Systems (SSD/Burtek) strategic business unit to Honeywell International Inc. The Company presents SSD/Burtek as a discontinued operation in accordance with the criteria of Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived

Assets, and prior period results and disclosures have been restated to reflect this reporting. The Company’s Colombia location was included in the SSD/Burtek sale agreement, but was not part of the closing on May 31, 2007. The Company anticipates final closing of the Colombia location to occur during fiscal 2008.

The Company’s marketing, sales, product management, and purchasing functions are organized as three strategic business units (SBUs): RF, Wireless & Power Division (RFPD), Electron Device Group (EDG), and Display Systems Group (DSG), with operations in the major economic regions of the world: North America, Asia/Pacific, Europe, and Latin America.

Results of Operations

Net Sales and Gross Profit Analysis

During the first quarter of fiscal 2008, consolidated net sales decreased 7.2% due mainly to lower sales in wireless and display system products over the first quarter of fiscal 2007. Net sales by SBU and percent change are in the following table (in thousands):

Net Sales
	FY 2008	FY 2007	% Change
First Quarter
RFPD	$84,306	$91,332	(7.7)%
EDG	24,583	24,674	(0.4)%
DSG	19,389	21,829	(11.2)%
Corporate	1,187	1,602

Total	$129,465	$139,437	(7.2)%

Consolidated gross profit decreased 5.0% to $32,638 first quarter of fiscal 2008 as compared with $34,352 in the same period last fiscal year, due mainly to a decrease in sales volume of wireless and display system products. Consolidated gross margin as a percentage of net sales increased to 25.2% in the first quarter of fiscal 2008 as compared to 24.6% for the first quarter of fiscal 2007 as gross margin increased in all three SBU’s. Gross profit reflects the distribution and manufacturing product margin less manufacturing variances, inventory overstock charges, customer returns, scrap and cycle count adjustments, engineering costs, and other provisions. Gross profit on freight and miscellaneous costs are included under the caption “Corporate”. Gross profit by SBU and percent of SBU sales are presented in the following table (in thousands):

Gross Profit		% of		% of
	FY 2008	Net Sales	FY 2007	Net Sales
First Quarter
RFPD	$20,372	24.2%	$21,463	23.5%
EDG	7,789	31.7%	7,711	31.3%
DSG	4,440	22.9%	4,965	22.7%
Corporate	37		213

Total	$32,638	25.2%	$34,352	24.6%

Net sales and gross profit trends are analyzed for each strategic business unit in the discussion below.

RF, Wireless & Power Division

RFPD net sales decreased 7.7% in the first quarter of fiscal 2008 to $84,306 as compared with $91,332 in the same period last year. The net sales decline was due mainly to a decrease in demand for network access, infrastructure, and passive/interconnect products, partially offset by an increase in power conversion products. Network access net sales declined 10.6% to $32,224 in the first quarter of fiscal 2008 from $36,029 in the same period last year as all four geographic regions declined in sales. Infrastructure products net sales were $21,826 in the first quarter of fiscal 2008, 9.4% lower than $24,083 last year. The decline was largely due to a sales decline in North America and Asia/Pacific. The decline for network access and infrastructure products was due to the completion of phase one of a large project in Asia/Pacific during the first quarter of fiscal 2007, while phase two is scheduled to start in the second half of fiscal 2008. Passive/interconnect net sales decreased 8.2% to $13,929 in the first quarter of fiscal 2008 as compared with $15,170 in the prior fiscal year. The decline was primarily due to lower sales in North America which were partially offset by an increase in sales in Europe and Asia/Pacific. Power conversion net sales were $12,691 for the first quarter of fiscal 2008, 3.7% higher than $12,237 for the same period last year. The growth in net sales of power conversion products was mainly due to growth in Asia/Pacific which benefited from RFPD’s penetration of the welding and steel manufacturing market with induction heating and power supply applications. Alternative energy application growth in Europe and Asia/Pacific also contributed to the increase in power conversion net sales. The net sales decline was the main contributor to the gross profit decrease of 5.1% to $20,372 for the first quarter of fiscal 2008. For the first quarter of fiscal 2008, the gross margin percentage increased to 24.2% from 23.5% last fiscal year due to improved margins of infrastructure and power conversion products.

Electron Device Group

EDG net sales were essentially flat at $24,583 in the first quarter of fiscal 2008 as compared to $24,674 in the same period last fiscal year. Gross profit increased slightly to $7,789 from $7,711 in the first quarter of fiscal 2008 and 2007, respectively. The gross profit improvement was mainly due to the increase in the gross margin percentage to 31.7% in the first quarter of fiscal 2008 as compared to 31.3% last year. The increase in gross margin during the first quarter of fiscal 2008 was mainly due to improved margins on tubes and semiconductor fabrication equipment products.

Display Systems Group

DSG net sales decreased 11.2% during the first quarter of fiscal 2008 to $19,389 as compared with $21,829 in the same period last fiscal year. The decline was mainly due to a decline in medical monitors and custom display products. Net sales of medical monitors declined 27.4% to $4,403 during the first quarter of fiscal 2008 as compared with $6,062 last year. During the fourth quarter of fiscal 2007, the Company implemented a more competitive and aggressive pricing structure which negatively impacted short-term sales, however, the Company expects this strategy to create new opportunities. Net sales of custom display products declined 14.6% to $10,038 during the first quarter of fiscal 2008 from $11,749 last year. The decline was mainly due to the completion of non-recurring projects in North America last year. DSG’s gross profit decreased 10.6% to $4,440 during the first quarter of fiscal 2008 from $4,965 last year due mainly to lower sales volume. The gross margin percentage increased slightly to 22.9% from 22.7% during the first quarter of fiscal 2008 and 2007, respectively.

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

Net Sales
	FY 2008	FY 2007	% Change
First Quarter
North America	$52,807	$60,384	(12.5)%
Asia/Pacific	38,129	39,506	(3.5)%
Europe	34,202	33,599	1.8%
Latin America	4,094	4,975	(17.7)%
Corporate	233	973

Total	$129,465	$139,437	(7.2)%

Gross profit by geographic area and percent of geographic sales are presented in the following table (in thousands):

Gross Profit		% of		% of
	FY 2008	Net Sales	FY 2007	Net Sales
First Quarter
North America	$14,133	26.8%	$15,552	25.8%
Asia/Pacific	9,487	24.9%	9,567	24.2%
Europe	9,253	27.1%	9,047	26.9%
Latin America	1,267	30.9%	1,468	29.5%
Corporate	(1,502)		(1,282)

Total	$32,638	25.2%	$34,352	24.6%

Net sales in North America declined 12.5% in the first quarter of fiscal 2008 to $52,807 as compared with $60,384 in the same period of fiscal 2007. The net sales decline for the first quarter was mainly due to a decrease in demand for display system and wireless products. Gross margin increased to 26.8% from 25.8% during the first quarter of fiscal 2008 and 2007, respectively. The gross margin improvement was mainly due to improved margins of wireless and electron device products.

Net sales in Asia/Pacific decreased 3.5% to $38,129 in the first quarter of fiscal 2008 versus $39,506 in the same period last fiscal year. The decline was mainly the result of lower sales for network access and wireless infrastructure products partially offset by increased sales for passive/interconnect, power conversion, and electron device products. Japan’s net sales declined 37.1% to $4,101 during first quarter of fiscal 2008 due to a decline in demand for power conversion, wireless infrastructure, and network access products. Net sales in Korea declined 28.7% to $7,699 in the first quarter of fiscal 2008 due to lower sales of network access and wireless infrastructure products as the 3.5 Generation (3.5G) roll out neared completion in the first quarter of fiscal 2007. In contrast to Korea and Japan, net sales in China increased 31.8% to $16,691 in the first quarter of fiscal 2008. The improvement in net sales in China was primarily due to increased sales of power conversion products in industrial uninterruptible power supply applications. Sales in China also increased due to continued strong demand for passive/interconnect, network access, and infrastructure products. During the first quarter of fiscal 2008, gross margin increased to 24.9% from 24.2% last year. The increase in gross margin was mainly due to improved margins for wireless products.

Net sales in Europe grew 1.8% in the first quarter of fiscal 2008 to $34,202 from $33,599 in the same period a year ago. The net sales growth was the result of increased sales of wireless, power, and display system products, partially offset by a decline in electron device products. Gross margin in Europe increased slightly to 27.1% from 26.9% during the first quarter of fiscal 2008 and 2007, respectively.

Net sales in Latin America decreased 17.7% in the first quarter of fiscal 2008 to $4,094 as compared with $4,975 in the same period of fiscal 2007. The decline was mainly due to a decrease in sales of wireless and electron device products. Gross margin in Latin America increased to 30.9% in the first quarter of fiscal 2008 from 29.5% last year due primarily due to improved margins for wireless and electron device products.

Selling, General and Administrative Expenses

SG&A decreased slightly during the first quarter of fiscal 2008 to $29,966 as compared with $30,313 in the same period last fiscal year. SG&A increased to 23.1% of net sales during first quarter of fiscal 2008 from 21.7% last year primarily due to lower sales volume in the current fiscal year.

Other (Income) Expense

In the first quarter of fiscal 2008, other (income) expense decreased to an expense of $2,748 from an expense of $4,474 during the first quarter of fiscal 2007. The decline in expense for the first quarter related to retirement of long-term debt expense recorded in the first quarter of last fiscal year, partially offset by an increase in interest expense in the current fiscal year. Other (income) expense included costs associated with the retirement of long-term debt of $2,540 in the first quarter of fiscal 2007 due to the Company entering into two separate agreements in August 2006 to purchase $14,000 of the Company’s 8% convertible senior subordinated notes. The Company incurred no such charges in the first quarter of fiscal 2008. Interest expense increased to $2,676 for the first quarter of fiscal 2008 as compared with $1,610 during the same period of last fiscal year. Interest expense consists of the following components as noted in the following table:

	First Quarter
	FY 2008	FY 2007
7 3/4% convertible senior subordinated notes interest expense	$866	$856
8% convertible senior subordinated notes interest expense	220	494
Multi-currency revolving credit agreement interest expense	556	—
New $40,000 credit agreement interest expense	229	—
Deferred financing costs amortization	149	223
Write-off of deferred financing costs	643	—
Other	13	37

Total interest expense	$2,676	$1,610

As discussed in Note L, in accordance with Emerging Issues Task Force Issue No. 87-24, Allocation of Interest to Discontinued Operations, the Company allocated interest related to the multi-currency revolving credit agreement (credit agreement) to discontinued operations for the first quarter of fiscal 2007. Interest expense incurred on the credit agreement during the first quarter of fiscal 2008 related primarily to working capital associated with continuing operations.

As discussed in Note D, the Company wrote-off $643 of deferred financing costs during the first quarter of fiscal 2008 due to the extinguishment of the credit agreement on July 27, 2007.

Income Tax Provision

The effective income tax rate for the first quarter of fiscal 2008 was a provision of 407.8% as compared with a provision of 94.2% for the first quarter of fiscal 2007. The difference between the effective tax rates as compared to the U.S. federal statutory rate of 34% primarily results from the Company’s geographical distribution of taxable income or losses and valuation allowances related to net operating losses. For the first quarter of fiscal 2008, the tax benefit related to net operating losses was limited by the requirement for a valuation allowance of $620.

In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. The Company is no longer subject to either U.S. federal, state, or local tax examinations by tax authorities for years prior to FY04. With few exceptions, the Company is no longer subject to non-U.S. income tax examinations by tax authorities for years prior to FY02. The Company’s primary foreign tax jurisdictions are the United Kingdom, Germany, Singapore, and the Netherlands. The following table summarizes the open tax years for each major jurisdiction:

Jurisdiction	Open Tax Years
Federal	FY04 – FY07
United Kingdom	FY05 – FY07
Germany	FY02 – FY07
Singapore	FY02 – FY07
Netherlands	FY02 – FY07

Effective June 3, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109, Accounting for Income Taxes, (FIN 48). The application of FIN 48 would have resulted in an increase in retained earnings of $1,647, except that the increase was fully offset by the application of a valuation allowance against net operating losses. In addition, the Company reclassified $6,954 of income tax liabilities from current liabilities to non-current liabilities as the Company does not anticipate settling the liabilities within the next twelve months.

At June 3, 2007, the Company’s worldwide liability for uncertain tax positions was $6,481, excluding interest and penalties. Unrecognized tax benefits of $2,623 would affect the Company’s effective tax rate if recognized. There were no significant changes in components of the liability in the three months ending September 1, 2007.

The Company records penalties and interest relating to uncertain tax positions in the income tax expense line item within the consolidated statement of operations. At June 3, 2007, approximately $821 was included in the liability for uncertain tax positions for the possible payment of interest and penalties.

It is reasonably possible that there will be a change in the unrecognized tax benefits in the range of $0 to approximately $900 due to the expiration of various statutes of limitations within the next 12 months.

Net Loss and Per Share Data

Net loss for the first quarter of fiscal 2008 was $360, or $0.02 per diluted common share and $0.02 per Class B diluted common share as compared with a net loss of $1,099 for the first quarter of fiscal 2007, or $0.06 per diluted common share and $0.06 per Class B diluted common share.

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

Cash and cash equivalents were $21,781 at September 1, 2007, as compared to $17,436 at fiscal 2007 year end. Cash provided by operating activities in the first quarter of fiscal 2008 was $5,932, primarily due to lower accounts receivable partially offset by higher inventory. Accounts receivable declined during the first quarter of fiscal 2008 due to a decline in sales volume during the last two months of the period as compared with the last two months of fiscal 2007. The increase in inventories was due to the decline in sales volume. Cash used in operating activities in the first quarter of fiscal 2007 was $7,515 primarily due to higher inventories in addition to lower accounts payable and accrued liabilities. The increase in inventories was due to higher inventory stocking levels to support anticipated sales growth. Accounts payable balances decreased due to timing of payments for inventory. In addition, payments of interest on long-term debt and remittance of foreign sales and use taxes contributed to the utilization of cash in the first quarter of fiscal 2007.

Net cash used in investing activities of $1,537 and $853 in the first quarter of fiscal 2008 and 2007, respectively, were primarily due to capital expenditures related to information technology projects.

Net cash used in financing activities of $174 in the first quarter of fiscal 2008 primarily related to paying off $61,440 of debt outstanding under the Company’s credit agreement from the use of restricted cash of $61,899. During the first quarter of fiscal 2007, net cash provided by financing activities was $9,451 primarily related to net debt borrowings of $11,324, partially offset by dividend payments of $687 and cash payments on early debt retirement of $700.

The Company entered into a new $40,000 credit agreement (new credit agreement) on July 27, 2007 which includes a Euro subfacility ($15,000) and a Singapore subfacility ($5,000). This new credit agreement expires in July 2010 and bears interest at applicable LIBOR, SIBOR, or prime rates plus a margin varying with certain quarterly borrowings under the new credit agreement. This new credit agreement is secured by a lien on the Company’s assets and also contains a financial covenant requiring the Company to maintain a leverage ratio of less than 2.0 to 1.0. The commitment fee related to the new credit agreement is 0.25% per annum payable quarterly on the average daily unused portion of the aggregate commitment. At September 1, 2007, $4,200 was outstanding under the new credit agreement, outstanding letters of credit were $590, and the unused line was $35,210. The new credit agreement consists of the following facilities as of September 1, 2007:

	Capacity	Amount Outstanding	Interest Rate
U.S. Facility	$20,000	$4,200	8.25%
Euro Subfacility	15,000	—	—
Singapore Subfacility	5,000	—	—

Total	$40,000	$4,200	8.25%

New Accounting Pronouncements

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

The Company’s credit agreement’s interest rates vary based on market interest rates. Had interest rates increased 10%, additional interest expense, tax effected, would have increased the net loss by an estimated $5 in the first quarter of fiscal 2008, and increased the net loss by an estimated $80 in the first quarter of fiscal 2007.

The Company’s foreign denominated assets and liabilities are cash, accounts receivable, inventory, accounts payable, and intercompany receivables and payables, primarily in member countries of the European Union, Asia/Pacific and, to a lesser extent, Canada and Latin America. Tools that the Company may use to manage foreign exchange exposures include currency clauses in sales contracts, local debt to offset asset exposures and forward contracts to hedge significant transactions. The Company has not entered into any forward contracts in fiscal 2008 or 2007.

Had the U.S. dollar strengthened 10% against various foreign currencies, net sales would have been lower by an estimated $5,000 for first quarter of fiscal 2008 and an estimated $4,700 for first quarter of fiscal 2007. Total assets would have declined by an estimated $24,700 as of September 1, 2007 and an estimated $17,900 as of the fiscal year ended June 2, 2007, while the total liabilities would have decreased by an estimated $1,000 as of September 1, 2007 and an estimated $3,800 as of the fiscal year ended June 2, 2007.

The interpretation and analysis of these disclosures should not be considered in isolation since such variances in interest rates and exchange rates would likely influence other economic factors. Such factors, which are not readily quantifiable, would likely also affect the Company’s operations.

For an additional description of the Company’s market risk, see “Item 7A – Quantitative and Qualitative Disclosures about Market Risk – Risk Management and Market Sensitive Financial Instruments” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 2, 2007.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of September 1, 2007. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

(b)	Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the first quarter of fiscal 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended June 2, 2007, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

ITEM 5.	OTHER INFORMATION

Results of Operation and Financial Condition

On October 10, 2007, the Company issued a press release reporting results for its fiscal first quarter ended September 1, 2007. A copy of the press release is furnished with this report as Exhibit 99.1 to this form 10-Q and incorporated by reference herein.

Declaration of Dividend

On October 10, 2007, the Company issued a press release announcing the declaration of a cash dividend for the second quarter of fiscal 2008. A copy of the press release is furnished with this report as Exhibit 99.2 to this form 10-Q and incorporated by reference herein.

ITEM 6.	EXHIBITS

See exhibit index which is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RICHARDSON ELECTRONICS, LTD.

Date: October 11, 2007	By:	/s/ Daniel J. Fujii
Daniel J. Fujii
Chief Financial Officer

(on behalf of the Registrant and
as Principal financial and accounting officer)

Exhibit Index

(c)	EXHIBITS

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of the Company, incorporated by reference to Appendix B to the Proxy Statement / Prospectus dated November 13, 1986, incorporated by reference to the Company’s Registration Statement on Form S-4.

3.2	Amended and Restated By-laws of the Company, incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed September 14, 2007.

10.1	Revolving Credit Agreement dated July 27, 2007 by and among (i) the Company, (ii) Richardson Electronics Benelux B.V., a Dutch private limited liability company, Richardson Electronics Limited, an English limited liability company, and (iii) Richardson Electronics Pte Ltd, a company organized under the laws of Singapore, the lenders from time to time parties hereto, and JPMorgan Chase Bank, N.A., as administrative agent, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed August 2, 2007.

10.2	Settlement Agreement and General Release between the Company and Bruce W. Johnson, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 9, 2007.

31.1	Certification of Edward J. Richardson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed pursuant to Part I).

31.2	Certification of Daniel J. Fujii pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed pursuant to Part I).

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed pursuant to Part I).

99.1	Press release, dated October 10, 2007, regarding the Company’s results for its fiscal first quarter ended September 1, 2007.

99.2	Press release, dated October 10, 2007, regarding the declaration of a cash dividend for the first quarter of fiscal 2008.