Form 10-Q
period 2007-12-01
RICHARDSON ELECTRONICS LTD/DE
filed 2008-01-10
CIK 355948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 1, 2007

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

☐  Yes    ☒  No

As of January 7, 2008, there were outstanding 14,816,914 shares of Common Stock, $0.05 par value and 3,048,258 shares of Class B Common Stock, $0.05 par value, which are convertible into Common Stock of the registrant on a share for share basis.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Richardson Electronics, Ltd.

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

	December 1, 2007	June 2, 2007
Assets
Current assets:
Cash and cash equivalents	$20,200	$17,436
Restricted cash	—	61,899
Receivables, less allowance of $1,464 and $1,574	104,271	105,709
Inventories	115,762	110,174
Prepaid expenses	4,928	5,129
Deferred income taxes	2,471	2,131
Current assets of discontinued operations held for sale	137	242

Total current assets	247,769	302,720

Non-current assets:
Property, plant and equipment, net	30,883	29,278
Goodwill	12,307	11,611
Other intangible assets, net	875	1,581
Non-current deferred income taxes	1,089	389
Assets held for sale	1,200	1,429
Other assets	1,802	2,058
Non-current assets of discontinued operations held for sale	5	5

Total non-current assets	48,161	46,351

Total assets	$295,930	$349,071

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$67,784	$55,530
Accrued liabilities	20,296	31,330
Current portion of long-term debt	—	65,711
Current liabilities of discontinued operations held for sale	149	2,737

Total current liabilities	88,229	155,308

Non-current liabilities:
Long-term debt, less current portion	55,683	55,683
Long-term income tax liabilities	7,063	—
Non-current liabilities	1,418	1,535

Total non-current liabilities	64,164	57,218

Total liabilities	152,393	212,526

Commitments and contingencies	—	—
Stockholders’ equity
Common stock, $0.05 par value; issued 15,929 shares at December 1, 2007 and 15,920 shares at June 2, 2007	797	796
Class B common stock, convertible, $0.05 par value; issued 3,048 at December 1, 2007 and June 2, 2007	152	152
Preferred stock, $1.00 par value, no shares issued	—	-
Additional paid-in-capital	119,450	118,880
Common stock in treasury, at cost, 1,112 shares at December 1, 2007 and 1,179 shares at June 2, 2007	(6,592)	(6,989)
Retained earnings	19,210	21,631
Accumulated other comprehensive income	10,520	2,075

Total stockholders’ equity	143,537	136,545

Total liabilities and stockholders’ equity	$295,930	$349,071

Richardson Electronics, Ltd.

Unaudited Condensed Consolidated Statements of Operations

and Comprehensive Income (Loss)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
Statements of Operations	December 1, 2007	December 2, 2006	December 1, 2007	December 2, 2006
Net sales	$144,985	$137,714	$274,450	$277,151
Cost of sales	111,185	104,680	208,012	209,765

Gross profit	33,800	33,034	66,438	67,386
Selling, general, and administrative expenses	31,317	30,695	61,283	61,008
Loss on disposal of assets	10	339	11	320

Operating income	2,473	2,000	5,144	6,058

Other (income) expense:
Interest expense	1,616	1,432	4,244	3,042
Investment income	(245)	(737)	(616)	(814)
Foreign exchange (gain) loss	1,357	(233)	1,801	154
Retirement of long-term debt expenses	—	—	—	2,540
Other, net	(39)	(1)	8	13

Total other expense	2,689	461	5,437	4,935

Income (loss) from continuing operations before income taxes	(216)	1,539	(293)	1,123
Income tax provision	464	209	778	601

Income (loss) from continuing operations	(680)	1,330	(1,071)	522
Income (loss) from discontinued operations, net of tax	24	(248)	55	(539)

Net income (loss)	$(656)	$1,082	$(1,016)	$(17)

Net income (loss) per common share – basic:
Income (loss) from continuing operations	$(0.04)	$0.08	$(0.06)	$0.03
Income (loss) from discontinued operations	0.00	(0.02)	0.00	(0.03)

Net income (loss) per common share – basic	$(0.04)	$0.06	$(0.06)	$(0.00)

Net income (loss) per Class B common share – basic:
Income (loss) from continuing operations	$(0.03)	$0.07	$(0.05)	$0.03
Income (loss) from discontinued operations	0.00	(0.01)	0.00	(0.03)

Net income (loss) per Class B common share – basic	$(0.03)	$0.06	$(0.05)	$(0.00)

Net income (loss) per common share – diluted:
Income (loss) from continuing operations	$(0.04)	$0.08	$(0.06)	$0.03
Income (loss) from discontinued operations	0.00	(0.02)	0.00	(0.03)

Net income (loss) per common share – diluted	$(0.04)	$0.06	$(0.06)	$(0.00)

Net income (loss) per Class B common share – diluted:
Income (loss) from continuing operations	$(0.03)	$0.07	$(0.05)	$0.03
Income (loss) from discontinued operations	0.00	(0.01)	0.00	(0.03)

Net income (loss) per Class B common share – diluted	$(0.03)	$0.06	$(0.05)	$(0.00)

Weighted average number of shares:
Common shares - basic	14,798	14,451	14,783	14,435

Class B common shares - basic	3,048	3,073	3,048	3,073

Common shares - diluted	14,798	17,669	14,783	17,590

Class B common shares - diluted	3,048	3,073	3,048	3,073

Dividends per common share	$0.040	$0.040	$0.080	$0.080

Dividends per Class B common share	$0.036	$0.036	$0.072	$0.072

Statements of Comprehensive Income (Loss)
Net income (loss)	$(656)	$1,082	$(1,016)	$(17)
Foreign currency translation, net of tax	4,710	698	5,456	787
Discontinued operations foreign currency translation, net of tax	—	(796)	—	(808)
Fair value adjustments on investments, net of tax	(119)	(493)	(355)	(494)

Comprehensive income (loss)	$3,935	$491	$4,085	$(532)

Richardson Electronics, Ltd.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended		Six Months Ended
	December 1, 2007	December 2, 2006	December 1, 2007	December 2, 2006
Operating activities:
Net income (loss)	$(656)	$1,082	$(1,016)	$(17)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	1,258	1,569	2,573	3,117
Loss on disposal of assets	10	339	11	320
Retirement of long-term debt expenses	—	—	—	2,540
Write-off of deferred financing costs	—	—	643	62
Stock compensation expense	249	400	347	576
Deferred income taxes	(201)	13	(979)	(229)
Receivables	(3,457)	4,104	5,400	3,308
Inventories	5,134	(3,113)	(1,429)	(7,831)
Accounts payable and accrued liabilities	1,982	39	4,846	(4,539)
Other liabilities	(170)	33	(177)	114
Other	(1,410)	(773)	(1,548)	(1,243)

Net cash provided by (used in) operating activities	2,739	3,693	8,671	(3,822)

Investing activities:
Capital expenditures	(2,314)	(1,866)	(3,892)	(2,725)
Proceeds from sale of assets	346	37	387	43
Proceeds from sales of available-for-sale securities	—	3,564	157	3,682
Purchases of available-for-sale securities	—	(64)	(157)	(182)

Net cash provided by (used in) investing activities	(1,968)	1,671	(3,505)	818

Financing activities:
Proceeds from borrowings	65,600	65,871	111,400	137,411
Payments on debt	(69,800)	(69,594)	(177,040)	(129,810)
Restricted cash	—	—	61,899	—
Proceeds from issuance of common stock	—	720	69	720
Cash dividends	(703)	(692)	(1,405)	(1,379)
Payments on retirement of long-term debt	—	(6,515)	—	(7,215)
Other	(95)	(172)	(95)	(658)

Net cash used in financing activities	(4,998)	(10,382)	(5,172)	(931)

Effect of exchange rate changes on cash and cash equivalents	2,646	426	2,770	535

Increase (decrease) in cash and cash equivalents	(1,581)	(4,592)	2,764	(3,400)
Cash and cash equivalents at beginning of period	21,781	18,202	17,436	17,010

Cash and cash equivalents at end of period	$20,200	$13,610	$20,200	$13,610

RICHARDSON ELECTRONICS, LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS

1. DESCRIPTION OF THE COMPANY

Richardson Electronics, Ltd. (“the Company”) is a global provider of engineered solutions and a global distributor of electronic components to the radio frequency (“RF”), wireless and power conversion, electron device, and display systems markets. Utilizing its core engineering and manufacturing capabilities, the Company is committed to a strategy of providing specialized technical expertise and value-added products, or “engineered solutions,” in response to customers’ needs. These solutions include products which the Company manufactures or modifies and products which are manufactured to its specifications by independent manufacturers under the Company’s own private labels. Additionally, the Company provides solutions and adds value through design-in support, systems integration, prototype design and manufacturing, testing, and logistics for end products of its customers. Design-in support includes component modifications or the identification of lower-cost product alternatives or complementary products.

The Company’s products include RF and microwave components, power semiconductors, electron tubes, microwave generators, and data display monitors. These products are used to control, switch or amplify electrical power signals, or as display devices in a variety of industrial, commercial, and communication applications.

The Company’s sales and marketing, product management, and purchasing functions are organized as follows:

RF, Wireless & Power Division (“RFPD”) serves the global RF and wireless communications market, including infrastructure, and wireless networks, and power conversion market.

Electron Device Group (“EDG”) provides engineered solutions and distributes electronic components to customers in diverse markets including the steel, automotive, textile, plastics, semiconductor manufacturing, and broadcast industries.

Display Systems Group (“DSG”) is a global provider of integrated display products and systems to the public information, financial, point-of-sale, industrial, and healthcare markets.

The Company currently has operations in the following major geographic regions:

•	North America;

•	Asia/Pacific;

•	Europe; and

•	Latin America.

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Item 10 of Regulation S-K. Accordingly, they do not include all the information and notes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the results of interim periods have been made and such adjustments were of a normal and recurring nature. All inter-company transactions and balances have been eliminated. The unaudited condensed consolidated financial statements presented herein include the accounts of the Company and our wholly owned subsidiaries. The results of operations and cash flows for the three and six-month periods ended December 1, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2008.

The June 2, 2007, unaudited condensed consolidated balance sheet has been restated to reflect the decision the Company made in the second quarter of fiscal 2008 to sell its building in Pianopoli, Italy. The net book value of the Company’s building in Pianopoli, Italy is classified as assets held for sale on the Company’s unaudited condensed consolidated balance sheet as of December 1, 2007, and June 2, 2007. See Note 3 “Discontinued Operations / Assets Held for Sale” to our unaudited condensed consolidated financial statements for further discussion of this matter.

As used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” or the Company refer to Richardson Electronics, Ltd. and our wholly owned subsidiaries.

The Company’s fiscal quarter ends on the Saturday nearest the end of the quarter ending month. The first six months of fiscal 2008 and 2007 contain 26 weeks.

The financial information contained in this report should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 2, 2007.

3. DISCONTINUED OPERATIONS / ASSETS HELD FOR SALE

Discontinued Operations Held for Sale:

On May 31, 2007, the Company completed the sale of the Security Systems Division/Burtek Systems (“SSD/Burtek”) to Honeywell International Incorporated (“Honeywell”). The Company presents SSD/Burtek as a discontinued operation in accordance with the criteria of Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), and prior period results and disclosures have been restated to reflect this reporting.

The agreement documenting the sale of SSD/Burtek to Honeywell contemplated a post-closing working capital-based purchase price adjustment. During the second quarter of fiscal 2008, the Company received notification from Honeywell seeking a purchase price adjustment in the amount of $6.4 million. The Company is in the process of assessing the accuracy and validity of Honeywell’s request, but has not yet completed this process and accordingly cannot assess how much, if any, of this amount will be paid to Honeywell. Should the Company ultimately pay Honeywell all or a significant portion of this amount, it could have a material adverse impact on results of the Company’s discontinued operations and cash flows.

Net sales, gross profit, interest expense, income tax provision, and income (loss) from discontinued operations for the three and six-month periods ended December 1, 2007, and December 2, 2006, are presented in the following table (in thousands):

	Second Quarter		Six Months
	FY 2008	FY 2007	FY 2008	FY 2007
Net Sales	$267	$ 28,092	$569	$54,410
Gross profit	80	7,545	168	14,512
Interest expense	—	1,365	—	2,738
Income tax provision	9	923	25	1,715
Income (loss), net of tax	24	(248)	55	(539)

The net sales, gross profit, and income from discontinued operations for the second quarter and first six months of fiscal 2008 represent the operations of the Company’s Colombia location which were included in the SSD/Burtek sale agreement with Honeywell, but were not included as part of the May 31, 2007, closing. In the first quarter of fiscal 2008, the Company and Honeywell mutually agreed that Honeywell would not purchase the SSD/Burtek Colombia business, and that the Company would wind down the SSD/Burtek Colombia business in exchange for a payment equal to a portion of the value of the SSD/Burtek business in Colombia on May 31, 2007, and reimbursement of related employee severance expenses. The Company expects to cease operations of the SSD/Burtek business in Colombia during the third quarter of fiscal 2008. Results of the operation of the SSD/Burtek business in Colombia are included in discontinued operations in accordance with SFAS No. 144. The second quarter and first six months of fiscal 2007 results represent all the operations that were included as part of the SSD/Burtek agreement. In accordance with Emerging Issues Task Force (“EITF”) Issue No. 87-24, Allocation of Interest to Discontinued Operations (“EITF 87-24”), the Company has allocated interest expense of $1.4 million and $2.7 million to discontinued operations for the second quarter and first six months of fiscal 2007, respectively, due to the requirement under the Company’s multi-currency revolving credit agreement (“credit agreement”) to pay the proceeds from the sale of a business to the parties in the credit agreement.

Assets and liabilities classified as discontinued operations held for sale on our unaudited condensed consolidated balance sheet as of December 1, 2007, and June 2, 2007, include the following (in thousands):

	December 1, 2007	June 2, 2007
Accounts receivable	$2	$128
Inventories	135	114

Current assets of discontinued operations held for sale	137	242

Property, plant, and equipment, net	5	5

Non-current assets of discontinued operations held for sale	5	5

Total assets of discontinued operations held for sale	$142	$247

Accounts payable	$149	$1,569
Accrued liabilities	—	1,168

Current liabilities of discontinued operations held for sale	149	2,737

Total liabilities and stockholders’ equity of discontinued operations held for sale	$149	$2,737

Assets Held for Sale:

In July 2006, we decided to sell our interests in property located in Rio De Janeiro, Brazil, which has a book value of $0.7 million. During the first quarter of fiscal 2008, the Company received an offer to purchase our interests in the property for 2.0 million Brazilian Reais, which is equivalent to approximately $1.1 million, and received a security deposit of 0.6 million Brazilian Reais. Upon closing of the sale, the Company will receive additional proceeds of 0.4 million Brazilian Reais in cash and a note receivable of 1.0 million Brazilian Reais which is payable in ten monthly installments of 0.1 million Brazilian Reais, commencing one month after closing. The closing of this transaction is expected to occur during the third quarter of fiscal 2008, however, the Company cannot give any assurance as to the actual timing or successful completion of the transaction.

In October 2007, we decided to sell our building in Pianopoli, Italy, which has a net book value of $0.5 million. The Company expects the completion of this sale to occur during the third quarter of fiscal 2008. The Company cannot give any assurance as to the actual timing or successful completion of the transaction.

In accordance with SFAS No. 144, we have classified the net assets related to both buildings as assets held for sale on our unaudited condensed consolidated balance sheet as of December 1, 2007, and June 2, 2007.

4. INVESTMENT IN MARKETABLE EQUITY SECURITIES

The Company’s investments are primarily equity securities, all of which are classified as available-for-sale and are carried at their fair value based on the quoted market prices. The fair value of the Company’s equity securities, which are included in other non-current assets, was $0.6 million as of December 1, 2007, and $1.0 million as of June 2, 2007. Proceeds from the sale of the securities was $0 and $0.2 million during the second quarter and first six months of fiscal 2008, respectively, and $3.6 million and $3.7 million during the same periods of fiscal 2007. During the second quarter of fiscal 2007, the Company retained $3.5 million of proceeds from the sale of securities. In prior periods all proceeds from the sale of securities were reinvested. Gross realized gains on those sales were immaterial during the second quarter and first six months of fiscal 2008, respectively, and $0.7 million and $0.7 million for the same periods of fiscal 2007. Gross realized losses on security sales were immaterial for the second quarter and first six months of fiscal 2008 and fiscal 2007. Net unrealized holding losses of $0.1 million and $0.4 million for the second quarter and first six months of fiscal 2008, respectively, and net unrealized holding gains of $0.2 million and $0.1 million for the second quarter and first six months of fiscal 2007, respectively, have been included in accumulated comprehensive income for fiscal 2008 and 2007.

The following table is the disclosure under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, for the investment in marketable equity securities with fair values less than cost basis (in thousands):

	Marketable Security Holding Length
	Less Than 12 Months		More Than 12 Months		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 1, 2007 Common Stock	$215	$149	$—	$—	$215	$149
June 2, 2007 Common Stock	$65	$4	$—	$—	$65	$4

5. GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill during the six months ended December 1, 2007, by reportable segment were as follows (in thousands):

	Goodwill
	RFPD	EDG	DSG	Total
Balance at June 2, 2007	$263	$902	$10,446	$11,611
Foreign currency translation	9	15	672	696

Balance at December 1, 2007	$272	$917	$11,118	$12,307

During the fourth quarter of each fiscal year, the Company’s goodwill balances are reviewed for impairment through the application of a fair-value-based test, using the third quarter as the measurement date. The results of the test as of March 3, 2007, indicated no goodwill impairment, as, for all reporting units, our estimated reporting unit fair value exceeded the carrying value of the reporting unit. Our estimate of fair value for each of our reporting units was based primarily on projected future operating results and cash flows and other assumptions.

Intangible assets subject to amortization were as follows (in thousands):

	Intangible Assets Subject to Amortization
	December 1, 2007		June 2, 2007
	Gross Amounts	Accumulated Amortization	Gross Amounts	Accumulated Amortization
Deferred financing costs	$2,744	$1,869	$4,539	$2,958
Trademarks	478	478	478	478

Total	$3,222	$2,347	$5,017	$3,436

Deferred financing costs decreased during the first six months of fiscal 2008 primarily due to the write-off of previously capitalized deferred financing costs of $0.6 million related to the extinguishment of the Company’s existing credit agreement as a result of the Company entering into a new $40.0 million credit agreement (“new credit agreement”) on July 27, 2007. The write-off of $0.6 million was recorded as interest expense during the first quarter of fiscal 2008. The remaining amounts of deferred financing costs as of December 1, 2007, are associated with the Company’s 7 3/4% convertible senior subordinated notes (“7 3/4% notes”) and the Company’s 8% convertible senior subordinated notes (“8% notes”).

Amortization expense for the three and six-months ended December 1, 2007, and December 2, 2006, was as follows (in thousands):

	Amortization Expense for Three Months		Amortization Expense for Six Months
	FY 2008	FY 2007	FY 2008	FY 2007
Deferred financing costs	$58	$122	$158	$221
Trademarks	—	3	—	3

Total	$58	$125	$158	$224

The amortization expense associated with the intangible assets subject to amortization is expected to be $0.3 million in fiscal 2008, and $0.2 million for fiscal years 2009, 2010, and 2011. Amortization expense for fiscal year 2012 is expected to be approximately $0.1 million. The weighted average number of years of amortization expense remaining is 3.73.

6. RESTRUCTURING CHARGES

The Company implemented a global restructuring plan during fiscal 2007 (“2007 Restructuring Plan”). The 2007 Restructuring Plan was designed to decrease the number of warehouses and streamline processes throughout the organization. During fiscal 2007, the Company centralized inventory distribution in Europe, restructured its Latin American operations, and reduced its total workforce, including the elimination of certain layers of management.

As a result of the Company’s 2007 Restructuring Plan, restructuring charges of $2.2 million were recorded in selling, general, and administrative expenses (“SG&A”) during fiscal 2007. During the first six months of fiscal 2008, severance costs of $1.2 million were paid out. The remaining balance payable as of December 1, 2007, has been included in accrued liabilities.

As of December 1, 2007, the amounts associated with the activity related to the 2007 Restructuring Plan were as follows (in thousands):

	Restructuring Liability June 2, 2007	For the six months ended December 1, 2007			Restructuring Liability December 1, 2007
2007 Restructuring Plan		Reserve Recorded	Payment	Adjustment To Reserve
Employee severance costs:
RFPD	$188	$—	$(152)	$—	$36
EDG	379	—	(379)	—	—
Corporate	684	—	(629)	—	55

Total	$1,251	$—	$(1,160)	$—	$91

7. WARRANTIES

The Company offers warranties for specific products it manufactures. The Company also provides extended warranties for some products it sells that lengthen the period of coverage specified in the manufacturer’s original warranty. Warranty terms generally range from one to three years.

The Company estimates the cost to perform under its warranty obligation and recognizes this estimated cost at the time of the related product sale. The Company records expense related to its warranty obligations as cost of sales in its unaudited condensed consolidated statements of operations. Each quarter, the Company assesses actual warranty costs incurred on a product-by-product basis and compares the warranty costs to its estimated warranty obligation. The estimates with respect to new products are based generally on knowledge of the products, are extrapolated to reflect the extended warranty period, and are refined each quarter as better information with respect to warranty experience becomes known.

Warranty reserves are established for costs that are expected to be incurred after the sale and delivery of products under warranty. The warranty reserves are determined based on known product failures, historical experience, and other currently available evidence.

Changes in the warranty reserve for the first six months of fiscal 2008 were as follows (in thousands):

Warranty Reserve
Balance at June 2, 2007	$415
Accruals for products sold	251
Utilization	(229)

Balance at December 1, 2007	$437

8. DEBT

Long-term debt for the periods ended December 1, 2007, and June 2, 2007, was as follows (in thousands):

	December 1, 2007	June 2, 2007
7 3/4% notes, due December 2011	$44,683	$44,683
8% notes, due June 2011	11,000	11,000
New credit agreement, due July 2010 (7.50% at December 1, 2007)	—	—
Credit agreement, due October 2009 (7.72% at June 2, 2007)	—	65,711

Total debt	55,683	121,394
Less: current portion	—	(65,711)

Long-term debt	$55,683	$55,683

As of December 1, 2007, the Company maintained $55.7 million in long-term debt, in the form of two series of convertible notes. The Company entered into the new credit agreement on July 27, 2007, which includes a Euro subfacility of $15.0 million and a Singapore subfacility of $5.0 million. This new credit agreement expires in July 2010 and bears interest at applicable LIBOR, SIBOR, or prime rates plus a margin varying with certain quarterly borrowings under the new credit agreement. This new credit agreement is secured by a lien on the Company’s assets and also contains a financial covenant requiring the Company to maintain a leverage ratio of less than 2.0 to 1.0. Pursuant to an amendment to the new credit agreement entered into on November 29, 2007, the required leverage ratio was increased to 3.0 to 1.0 for the fiscal quarters ended December 1, 2007, and ending March 1, 2008. The commitment fee related to the new credit agreement is 0.25% per annum payable quarterly on the average daily unused portion of the aggregate commitment. At December 1, 2007, there were no amounts outstanding under the new credit agreement. Outstanding letters of credit were approximately $0.4 million, and the unused line was $39.6 million.

The new credit agreement consists of the following facilities as of December 1, 2007 (in thousands):

	Capacity	Amount Outstanding
U.S. Facility	$20,000	$—
Euro Subfacility	15,000	—
Singapore Subfacility	5,000	—

Total	$40,000	$—

Interest expense increased to $1.6 million and $4.2 million for the second quarter and first six months of fiscal 2008, respectively, as compared with $1.4 million and $3.0 million during the second quarter and first six months of fiscal 2007, respectively. The components of interest expense from continuing operations are shown in the following table (in thousands):

	Second Quarter		Six Months
	FY 2008	FY 2007	FY 2008	FY 2007
7 3/4% notes interest expense	$865	$875	$1,731	$1,731
8% notes interest expense	220	416	440	973
Credit agreement interest expense	—	—	556	—
New credit agreement interest expense	446	—	675	—
Deferred financing costs amortization	58	122	158	221
Write-off of deferred financing costs	—	—	643	62
Other	27	19	41	55

Total interest expense	$1,616	$1,432	$4,244	$3,042

Interest expense incurred on the credit agreement during the second quarter and first six months of fiscal 2008 related primarily to borrowings to support working capital investments. During the first quarter of fiscal 2008, the Company wrote off $0.6 million of deferred financing costs due to the extinguishment of the credit agreement on July 27, 2007.

9. INCOME TAXES

The effective income tax rate for the second quarter of fiscal 2008 was a provision of 214.8% as compared with a provision of 13.6% for the second quarter of fiscal 2007. The difference between the effective tax rates as compared to the U.S. federal statutory rate of 34% primarily results from the Company’s geographical distribution of taxable income or losses and valuation allowances related to net operating losses. For the second quarter of fiscal 2008, the tax benefit related to net operating losses was limited by a net increase in valuation allowances of $1.7 million.

In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. The Company is no longer subject to either U.S. federal, state, or local tax examinations by tax authorities for years prior to fiscal year 2004. With few exceptions, the Company is no longer subject to non-U.S. income tax examinations by tax authorities for years prior to fiscal year 2002. The Company’s primary foreign tax jurisdictions are the United Kingdom, Germany, Singapore, and the Netherlands. The company has tax years open beginning in fiscal year 2002 in Germany, the Netherlands, and Singapore; in the U.S. beginning in fiscal year 2004; and in the United Kingdom beginning in fiscal year 2005.

Effective June 3, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109, Accounting for Income Taxes (“FIN 48”). The application of FIN 48 would have resulted in an increase in retained earnings of $1.6 million, except that the increase was fully offset by the application of a valuation allowance against net operating losses. In addition, the Company reclassified $7.0 million of income tax liabilities from current liabilities to non-current liabilities as the Company does not anticipate settling the liabilities within the next twelve months.

At June 3, 2007, the Company’s worldwide liability for uncertain tax positions was $6.5 million, excluding interest and penalties. Unrecognized tax benefits of $2.6 million would affect the Company’s effective tax rate if recognized. There were no significant changes in components of the liability in the six months ending December 1, 2007.

The Company records penalties and interest relating to uncertain tax positions in the income tax expense line item within the unaudited condensed consolidated statements of operations. At June 3, 2007, approximately $0.8 million was included in the liability for uncertain tax positions for the possible payment of interest and penalties. There were no significant changes to penalties and interest relating to uncertain tax positions in the six months ending December 1, 2007.

It is reasonably possible that there will be a change in the unrecognized tax benefits in the range of $0 to approximately $1.4 million due to the expiration of various statutes of limitations within the next 12 months.

10. CALCULATION OF EARNINGS PER SHARE

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

According to the EITF Issue No. 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128 (“EITF No. 03-6”), the Company’s Class B common stock is considered a participating security requiring the use of the two-class method for the computation of basic and diluted earnings per share. The two-class computation method for each period reflects the cash dividends paid per share for each class of stock, plus the amount of allocated undistributed earnings per share computed using the participation percentage which reflects the dividend rights of each class of stock. Basic and diluted earnings per share were computed using the two-class method as prescribed in EITF No. 03-6. The shares of Class B common stock are considered to be participating convertible securities since the shares of Class B common stock are convertible on a share-for-share basis into shares of common stock and may participate in dividends with common stock according to a predetermined formula which is 90% of the amount of common stock cash dividends.

Diluted earnings per share is calculated by dividing net income, adjusted for interest savings, net of tax, on assumed conversion of convertible debentures and notes, by the actual shares outstanding and share equivalents that would arise from the exercise of stock options, certain restricted stock awards, and the assumed conversion of convertible debentures and notes when dilutive. For the second quarter and first six months of fiscal 2008 and 2007, the assumed conversion and the effect of the interest savings of the Company’s 7 3/4% notes and 8% notes were excluded because their inclusion would have been anti-dilutive.

The per share amounts presented in the unaudited condensed consolidated statements of operations are based on the following amounts (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	December 1, 2007	December 2, 2006	December 1, 2007	December 2, 2006
Numerator for basic and diluted EPS:
Income (loss) from continuing operations	$(680)	$1,330	$(1,071)	$522
Less dividends:
Common stock	593	581	1,185	1,157
Class B common stock	110	111	220	222

Undistributed earnings (losses)	$(1,383)	$638	$2,476	$(857)

Common stock undistributed earnings (losses)	$(1,167)	$536	$(2,088)	$(719)
Class B common stock undistributed earnings (losses) – basic	(216)	102	(388)	(138)

Total undistributed earnings (losses) – common stock and
Class B common stock – basic	$(1,383)	$638	$(2,476)	$(857)

Common stock undistributed earnings (losses)	$(1,167)	$536	$(2,088)	$(720)
Class B common stock undistributed earnings (losses) – diluted	(216)	102	(388)	(137)

Total undistributed earnings (losses) – Class B common stock – diluted	$(1,383)	$638	$(2,476)	$(857)

Income (loss) from discontinued operations	$24	$(248)	$55	$(539)
Less dividends:
Common stock	593	581	1,185	1,157
Class B common stock	110	111	220	222

Undistributed losses	$(679)	$(940)	$(1,350)	$(1,918)

Common stock undistributed losses	$(573)	$(789)	$(1,139)	$(1,610)
Class B common stock undistributed losses – basic	(106)	(151)	(211)	(308)

Total undistributed losses – common stock and Class B common stock – basic	$(679)	$(940)	$(1,350)	$(1,918)

Common stock undistributed losses	$(573)	$(790)	$(1,139)	$(1,611)
Class B common stock undistributed losses – diluted	(106)	(150)	(211)	(307)

Total undistributed losses – Class B common stock – diluted	$(679)	$(940)	$(1,350)	$(1,918)

	Three Months Ended		Six Months Ended
	December 1, 2007	December 2, 2006	December 1, 2007	December 2, 2006
Numerator for basic and diluted EPS continued:
Net income (loss)	$(656)	$1,082	$(1,016)	$(17)
Less dividends:
Common stock	593	581	1,185	1,157
Class B common stock	110	111	220	222

Undistributed earnings (losses)	$(1,359)	$390	$(2,421)	$(1,396)

Common stock undistributed earnings (losses)	$(1,146)	$327	$(2,042)	$(1,172)
Class B common stock undistributed earnings (losses) – basic	(213)	63	(379)	(224)

Total undistributed earnings (losses) – common stock and Class B common stock – basic	$(1,359)	$390	$(2,421)	$(1,396)

Common stock undistributed earnings (losses)	$(1,146)	$328	$(2,042)	$(1,173)
Class B common stock undistributed earnings (losses) – diluted	(213)	62	(379)	(223)

Total undistributed earnings (losses) – Class B common stock – diluted	$(1,359)	$390	$(2,421)	$(1,396)

Denominator for basic and diluted EPS:
Denominator for basic EPS:
Common stock weighted average shares	14,798	14,451	14,783	14,435
Class B common stock weighted average shares, and shares under if-converted method for diluted earnings per share	3,048	3,073	3,048	3,073
Effect of dilutive securities
Unvested restricted stock awards	—	8	—	6
Dilutive stock options	—	137	—	76

Denominator for diluted EPS adjusted for weighted average shares and assumed conversions (1)	17,846	17,669	17,831	17,590

Income (loss) from continuing operations per share:
Common stock – basic	$(0.04)	$0.08	$(0.06)	$0.03

Class B common stock – basic	$(0.03)	$0.07	$(0.05)	$0.03

Common stock – diluted	$(0.04)	$0.08	$(0.06)	$0.03

Class B common stock – diluted	$(0.03)	$0.07	$(0.05)	$0.03

Income (loss) from discontinued operations per share:
Common stock – basic	$0.00	$(0.02)	$0.00	$(0.03)

Class B common stock – basic	$0.00	$(0.01)	$0.00	$(0.03)

Common stock – diluted	$0.00	$(0.02)	$0.00	$(0.03)

Class B common stock – diluted	$0.00	$(0.01)	$0.00	$(0.03)

Net income (loss) per share:
Common stock – basic	$(0.04)	$0.06	$(0.06)	$(0.00)

Class B common stock – basic	$(0.03)	$0.06	$(0.05)	$(0.00)

Common stock – diluted	$(0.04)	$0.06	$(0.06)	$(0.00)

Class B common stock – diluted	$(0.03)	$0.06	$(0.05)	$(0.00)

Common stock options that were anti-dilutive and not included in dilutive earnings per common share	1,760	1,804	1,760	1,941

(1)	Total common stock equivalents and Class B common stock for the three and six months ended December 1, 2007, are excluded from our diluted common stock earnings per share calculation because their impact would be anti-dilutive.

11. SHARE BASED COMPENSATION

In the first quarter of fiscal 2007, the Company adopted SFAS No. 123 (Revised 2004), Share-Based Payment, which requires the measurement and recognition of compensation cost at fair value for all share-based payments, including stock options. The Company estimates fair value using the Black-Scholes option-pricing model, which requires assumptions such as expected volatility, risk-free interest rate, expected life, and dividends. Compensation cost is recognized using a graded-vesting schedule over the applicable vesting period, or date on which retirement eligibility is achieved, if shorter (non-substantive vesting period approach). Share-based compensation totaled approximately $0.2 million and $0.3 million for the second quarter and first six months of fiscal 2008, respectively, as compared with $0.4 million and $0.6 million for the second quarter and first six months of fiscal 2007, respectively.

12. SEGMENT REPORTING

Based on our interpretation of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”), we have identified three reportable segments: RF, Wireless & Power Division, Electron Device Group, and the Display Systems Group.

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

Each segment is directed by a Vice President and General Manager who reports to the Chief Executive Officer (“CEO”). The CEO evaluates performance and allocates resources, in part, based on the direct operating contribution of each segment. Direct operating contribution is defined as gross margin less direct selling expenses.

Accounts receivable, inventory, and goodwill are identified by segment. Cash, net property plant and equipment, and other assets are not identifiable by segment.

Operating results and assets by segment are summarized in the following table (in thousands):

	Net Sales	Gross Profit	Direct Operating Contribution	Assets
Second Quarter Fiscal 2008
RFPD	$95,486	$21,095	$10,243	$135,444
EDG	27,379	8,728	5,040	49,313
DSG	20,873	4,457	(81)	40,332

Total	$143,738	$34,280	$15,202	$225,089

Second Quarter Fiscal 2007
RFPD	$89,994	$20,392	$11,817	$119,719
EDG	25,494	8,339	5,549	46,338
DSG	21,380	5,192	694	39,025

Total	$136,868	$33,923	$18,060	$205,082

	Net Sales	Gross Profit	Direct Operating Contribution	Assets
Six Months Fiscal 2008
RFPD	$179,792	$41,467	$20,363	$135,444
EDG	51,962	16,517	9,223	49,313
DSG	40,262	8,897	44	40,332

Total	$272,016	$66,881	$29,630	$225,089

Six Months Fiscal 2007
RFPD	$181,326	$41,855	$24,991	$119,719
EDG	50,168	16,050	10,650	46,338
DSG	43,209	10,157	1,433	39,025

Total	$274,703	$68,062	$37,074	$205,082

A reconciliation of net sales, gross profit, operating income, and assets to the relevant consolidated amounts is as follows (in thousands):

	Second Quarter		Six Months
	2008	2007	2008	2007
Segment net sales	$143,738	$136,868	$272,016	$274,703
Corporate	1,247	846	2,434	2,448

Net sales	$144,985	$137,714	$274,450	$277,151

Segment gross profit	$34,280	$33,923	$66,881	$68,062
Manufacturing variances and other costs	(480)	(889)	(443)	(676)

Gross profit	$33,800	$33,034	$66,438	$67,386

Segment direct operating contribution	$15,202	$18,060	$29,630	$37,074
Manufacturing variances and other costs	(480)	(889)	(443)	(676)
Regional selling expenses	—	(2,921)	—	(6,551)
Administrative expenses	(12,239)	(11,911)	(24,032)	(23,469)
Loss on disposal of assets	(10)	(339)	(11)	(320)

Operating income	$2,473	$2,000	$5,144	$6,058

	December 1, 2007	June 2, 2007
Segment assets	$225,089	$208,939
Cash, cash equivalents, and restricted cash	20,200	79,335
Other current assets (1)	14,650	25,815
Net property (2)	30,883	29,278
Other assets (2) (3)	4,966	5,457
Assets of discontinued operations held for sale	142	247

Total assets	$295,930	$349,071

(1)	Other current assets include miscellaneous receivables, manufacturing inventories, prepaid expenses, and current deferred income taxes.

(2)	Net property and other assets as of June 2, 2007, have been restated to reflect the decision the Company made in the second quarter of fiscal 2008 to sell its building in Pianopoli, Italy. The net book value of the Company’s building in Pianopoli, Italy is classified as assets held for sale for all periods presented.

(3)	Other assets include investments, assets held for sale, non-current deferred income taxes, and other assets.

Geographic net sales information is primarily grouped by customer destination into the following five areas: North America, Asia/Pacific, Europe, Latin America, and Corporate. Europe includes sales to the Middle East and Africa. Net sales to Mexico are included as part of Latin America. Corporate consists of freight and other non-specific net sales.

Net sales and gross profit by geographic region are as follows (in thousands):

	Second Quarter		Six Months
	FY 2008	FY 2007	FY 2008	FY 2007
Net Sales
North America	$59,033	$56,929	$111,840	$117,313
Asia/Pacific	43,164	39,295	81,293	78,801
Europe	37,715	37,015	71,917	70,614
Latin America	4,440	3,965	8,534	8,940
Corporate	633	510	866	1,483

Total	$144,985	$137,714	$274,450	$277,151

Gross Profit
North America	$15,454	$15,130	$29,587	$30,682
Asia/Pacific	9,412	9,014	18,899	18,581
Europe	9,384	9,214	18,637	18,261
Latin America	1,295	1,137	2,562	2,605
Corporate	(1,745)	(1,461)	(3,247)	(2,743)

Total	$33,800	$33,034	$66,438	$67,386

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

13. RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The standard clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. SFAS No. 157 will be effective for the Company beginning in fiscal 2009. The Company is currently in the process of assessing the impact of SFAS No. 157 but does not believe that the adoption of the standard will have a material impact on the consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 provides guidance with respect to presentation and disclosure requirements for reporting financial assets and liabilities at fair value. SFAS No. 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurement, as included in SFAS No. 157, and in SFAS No. 107, Disclosures about Fair Value of Financial Instruments. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. SFAS No. 159 will be effective for the Company beginning in fiscal 2009. The Company is currently in the process of assessing the impact of SFAS No. 159 but does not believe that the adoption of the standard will have a material impact on the consolidated financial statements.

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

INTRODUCTION

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to assist the reader in better understanding our business, results of operations, financial condition, changes in financial condition, critical accounting policies and estimates, and significant developments. MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited condensed consolidated financial statements and the accompanying notes thereto appearing elsewhere herein. This section is organized as follows:

•	Business Overview

•

Results of Continuing Operations – an analysis and comparison of our consolidated results of operations for the three and six months ended December 1, 2007, and December 2, 2006, as reflected in our unaudited condensed consolidated statements of operations.

•

Liquidity, Financial Position, and Capital Resources – a discussion of our primary sources and uses of cash for the six months ended December 1, 2007, and December 2, 2006, and a discussion of selected changes in our financial position.

BUSINESS OVERVIEW

We are a global provider of engineered solutions and a global distributor of electronic components to the radio frequency (“RF”), wireless and power conversion, electron device, and display systems markets. Utilizing our core engineering and manufacturing capabilities, we are committed to a strategy of providing specialized technical expertise and value-added products, or “engineered solutions,” in response to our customers’ needs. These solutions include products which we manufacture or modify and products which are manufactured to our specifications by independent manufacturers under our own private labels. Additionally, we provide solutions and add value through design-in support, systems integration, prototype design and manufacturing, testing, and logistics for end products of its customers. Design-in support includes component modifications or the identification of lower-cost product alternatives or complementary products.

Our products include RF and microwave components, power semiconductors, electron tubes, microwave generators, and data display monitors. These products are used to control, switch or amplify electrical power signals, or as display devices in a variety of industrial, commercial, and communication applications.

Our sales and marketing, product management, and purchasing functions from continuing operations are organized as follows:

RF, Wireless & Power Division (“RFPD”) serves the global RF and wireless communications market, including infrastructure, and wireless networks, and power conversion market.

Electron Device Group (“EDG”) provides engineered solutions and distributes electronic components to customers in diverse markets including the steel, automotive, textile, plastics, semiconductor manufacturing, and broadcast industries.

Display Systems Group (“DSG”) is a global provider of integrated display products and systems to the public information, financial, point-of-sale, industrial, and healthcare markets.

We currently have operations in the following major geographic regions:

•	North America;

•	Asia/Pacific;

•	Europe; and

•	Latin America.

RESULTS OF CONTINUING OPERATIONS

Second Quarter Fiscal 2008 Overview

•

Cash flows provided by operating activities were $2.7 million during the second quarter of fiscal 2008 compared with $3.7 million provided by operating activities during the second quarter of fiscal 2007.

•	Net sales for RFPD and EDG increased 6.1% and 7.4%, respectively, during the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007.

•	Net sales for the DSG decreased 2.4% during the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007.

•	The Asia/Pacific region experienced a 9.8% increase in net sales during the second quarter of fiscal 2008, as compared to the second quarter of fiscal 2007.

•	Gross margin percentage for RFPD, EDG, and DSG decreased 0.6%, 0.8%, and 2.9%, respectively, during the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007.

•	Operating income generated during the second quarter of fiscal 2008 was $2.5 million, a $0.5 million increase from the $2.0 million generated during the second quarter of fiscal 2007.

•	Foreign exchange loss increased to $1.4 million during the second quarter of fiscal 2008 as compared to a foreign exchange gain of $0.2 million during the second quarter of fiscal 2007.

The net loss of $0.7 million during the second quarter of fiscal 2008 reflects the impact of the following significant items:

•

$0.9 million of expense related to foreign exchange loss for cash received from the sale of our Security Systems Division/Burtek Systems (“SSD/Burtek”) that was temporarily held in our European entities.

•	$0.9 million of severance expense primarily related to contractual arrangements with employees relating to an acquisition.

•	$0.5 million of income tax expense related to restructuring of inter-company debt with certain foreign subsidiaries.

First Half Fiscal 2008 Overview

•	Cash flows provided by operating activities were $8.7 million during the first half of fiscal 2008 while cash flows used by operating activities were $3.8 million during the first half of fiscal 2007.

•	Net sales for RFPD and DSG decreased 0.8% and 6.8%, respectively, during the first half of fiscal 2008 compared to the first half of fiscal 2007.

•	Net sales for EDG increased 3.6% during the first half of 2008 compared to the first half of fiscal 2007.

•	Net sales for the Asia/Pacific geographic region increased 3.2% during the first half of fiscal 2008, as compared to the first half of fiscal 2007.

•	Gross margin percentage for EDG and DSG decreased 0.2% and 1.4%, respectively, during the first half of fiscal 2008 compared to the first half of fiscal 2007.

•

Operating income generated during the first half of fiscal 2008 decreased $1.0 million, from $6.1 million generated during the first half of fiscal 2007, to $5.1 million generated during the first half of fiscal 2008.

•	Foreign exchange loss increased to a loss of $1.8 million during the first six months of fiscal 2008 as compared to a foreign exchange loss of $0.2 million during the first six months of fiscal 2007.

Net Sales and Gross Profit Analysis

During the second quarter of fiscal 2008, consolidated net sales increased 5.3% due to sales growth in wireless, power, and electron device products, partially offset by a decline in display systems products. Net sales during the first six months of fiscal 2008 declined 1.0% due to a decline in wireless and display systems products, partially offset by an increase in electron device products.

Net sales by segment and percent change for the three and six months ended December 1, 2007, and December 2, 2006, was as follows (in thousands):

Net Sales
	FY 2008	FY 2007	% Change
Second Quarter
RFPD	$95,486	$89,994	6.1%
EDG	27,379	25,494	7.4%
DSG	20,873	21,380	(2.4%)
Corporate	1,247	846

Total	$144,985	$137,714	5.3%

Six Months
RFPD	$179,792	$181,326	(0.8%)
EDG	51,962	50,168	3.6%
DSG	40,262	43,209	(6.8%)
Corporate	2,434	2,448

Total	$274,450	$277,151	(1.0%)

Consolidated gross profit increased 2.3% during the second quarter of fiscal 2008, due primarily to an increase in sales volume of wireless and electron device products. Consolidated gross profit decreased 1.4% during the first six months of fiscal 2008, due primarily to a decrease in sales volume for display systems products. Consolidated gross margin as a percentage of net sales decreased to 23.3% in the second quarter of fiscal 2008 as compared to 24.0% for the second quarter of fiscal 2007, due primarily to an increase in inventory reserves and additional inbound freight, while consolidated gross margin remained relatively flat at 24.2% for the first six months of fiscal 2008 as compared with 24.3% for the first six months of fiscal 2007. Gross profit reflects the distribution and manufacturing product margin less manufacturing variances, inventory overstock charges, customer returns, scrap and cycle count adjustments, engineering costs, and other provisions. Gross profit on freight and miscellaneous costs are included under the caption “Corporate”.

Gross profit by segment and percent of segment sales for the three and six months ended December 1, 2007, and December 2, 2006, were as follows (in thousands):

Gross Profit
	FY 2008	% of Net Sales	FY 2007	% of Net Sales
Second Quarter
RFPD	$21,095	22.1%	$20,392	22.7%
EDG	8,728	31.9%	8,339	32.7%
DSG	4,457	21.4%	5,192	24.3%
Corporate	(480)		(889)

Total	$33,800	23.3%	$33,034	24.0%

Six Months
RFPD	$41,467	23.1%	$41,855	23.1%
EDG	16,517	31.8%	16,050	32.0%
DSG	8,897	22.1%	10,157	23.5%
Corporate	(443)		(676)

Total	$66,438	24.2%	$67,386	24.3%

RF, Wireless & Power Division

RFPD net sales increased $5.5 million, or 6.1%, from $90.0 million in the second quarter of fiscal 2007, to $95.5 million in the second quarter of fiscal 2008. The net sales increase in the second quarter of fiscal 2008 as compared to second quarter of fiscal 2007 was due primarily to an increase in demand for power conversion and network access products, partially offset by a decrease in infrastructure products. Power conversion net sales increased during the second quarter of fiscal 2008 to $13.9 million, or 27.5%, from $10.9 million during the second quarter of fiscal 2007, due to sales growth in Asia/Pacific and Europe. The growth in net sales of power conversion products continues to be strong in Asia/Pacific and Europe which benefited from RFPD’s penetration of the welding and steel manufacturing market with induction heating and power supply applications. Alternative energy application growth in Europe and Asia/Pacific also contributed to the increase in power conversion net sales. Network access net sales increased 8.6% to $37.8 million during the second quarter of fiscal 2008 from $34.8 million during the second quarter of fiscal 2007, due primarily to an increase in wireless local-area network (“WLAN”) sales in Asia/Pacific. Infrastructure products net sales were $24.0 million during the second quarter of fiscal 2008, which is 7.2% lower than net sales during the second quarter of fiscal 2007. The decline for infrastructure products net sales was due primarily to the timing of the different phases of the Time Division-Synchronous Code Division Multiple Access (“TD-SCDMA”) project in China. Phase one of the TD-SCDMA project occurred during fiscal 2007, while phase two is scheduled to begin in the second half of fiscal 2008. During the second quarter of fiscal 2008, the gross margin as a percent of net sales declined to 22.1% from 22.7% during the second quarter of fiscal 2007. This decrease is due primarily to shifts in product mix. The gross margin percentage remained flat at 23.1% for the first six months of fiscal 2008 and 2007.

Electron Device Group

EDG net sales increased $1.9 million, or 7.4%, from $25.5 million during the second quarter of fiscal 2007, to $27.4 million during the second quarter of fiscal 2008. Net sales increased during the first six months of fiscal 2008 to $52.0 million, a 3.6% increase from $50.2 million during the first six months of fiscal 2007. The net sales increase for both periods was due to an increase in tube sales, partially offset by a decline in semiconductor fabrication equipment products. Net sales of tubes increased 9.0% and 6.7% to $19.4 million and $36.6 million for the second quarter and first six months of fiscal 2008, respectively, from $17.8 million and $34.3 million in the same periods during fiscal 2007. Semiconductor fabrication equipment net sales declined 1.4% and 3.4% to $5.2 million and $10.6 million during the second quarter and first six months of fiscal 2008, respectively, as compared to the second quarter and first six months of fiscal 2007. Excluding the Asia/Pacific market, the semiconductor fabrication equipment industry experienced an overall decline. The gross profit improvement of 4.7% and 2.9% during the second quarter and first six months of fiscal 2008 compared to the same time periods during fiscal 2007, respectively, was due primarily to an increase in sales volume. Gross margin as a percent of sales declined to 31.9% in the second quarter of fiscal 2008, compared to a gross margin as a percent of sales of 32.7% in the second quarter of fiscal 2007. The decrease in gross margin is due primarily to a decline in semiconductor fabrication equipment product margins, partially offset by improved tube margins. The gross margin percentage for the first six months of fiscal 2008 declined slightly to 31.8% from 32.0% during the first six months of fiscal 2007.

Display Systems Group

DSG net sales decreased $0.5 million, or 2.4%, from $21.4 million during the second quarter of fiscal 2007, to $20.9 million during the second quarter of fiscal 2007. Net sales declined to $40.3 million during the first six months of fiscal 2008, or 6.8% from $43.2 million of net sales during the first six months of fiscal 2007. The decline in both periods was due to a decline in medical monitors and custom display products. Net sales of medical monitors declined 5.2% and 16.8% to $5.5 million and $9.9 million during the second quarter and first six months of fiscal 2008, respectively, as compared with $5.8 million and $11.9 million during the second quarter and first six months of fiscal 2007. Net sales of custom display products declined 14.4% to $8.9 million during the second quarter of fiscal 2008 and from $10.4 million during the second quarter of fiscal 2007. Custom display products net sales declined 14.5% to $18.9 million during the first six months of fiscal 2008 from $22.1 million during the first six months of fiscal 2007. The decline for both periods was due primarily to the completion of non-recurring projects during fiscal 2007. Gross margin percent of revenue declined to 21.4% and 22.1% during the second quarter and first six months of fiscal 2008, respectively, from 24.3% and 23.5% during the second quarter and first six months of fiscal 2007. The decline in gross margin as a percent of sales was due primarily to a decline in medical monitor margins caused by increased competition from other low margin resellers.

Sales by Geographic Area

On a geographic basis, the Company categorizes its sales by destination: North America, Asia/Pacific, Europe, Latin America, and Corporate. Europe includes net sales to the Middle East and Africa. Latin America includes net sales to Mexico. Corporate consists of freight and other non-specific net sales.

Net sales and gross margin, as a percent of net sales, by geographic area are as follows (in thousands):

Net Sales
	FY 2008	FY 2007	% Change
Second Quarter
North America	$59,033	$56,929	3.7%
Asia/Pacific	43,164	39,295	9.8%
Europe	37,715	37,015	1.9%
Latin America	4,440	3,965	12.0%
Corporate	633	510

Total	$144,985	$137,714	5.3%

Six Months
North America	$111,840	$117,313	(4.7%)
Asia/Pacific	81,293	78,801	3.2%
Europe	71,917	70,614	1.8%
Latin America	8,534	8,940	(4.5%)
Corporate	866	1,483

Total	$274,450	$277,151	(1.0%)

Gross profit by geographic area and percent of geographic sales are presented in the following table (in thousands):

Gross Profit
	FY 2008	% of Net Sales	FY 2007	% of Net Sales
Second Quarter
North America	$15,454	26.2%	$15,130	26.6%
Asia/Pacific	9,412	21.8%	9,014	22.9%
Europe	9,384	24.9%	9,214	24.9%
Latin America	1,295	29.2%	1,137	28.7%
Corporate	(1,745)		(1,461)

Total	$33,800	23.3%	$33,034	24.0%

Six Months
North America	$29,587	26.5%	$30,682	26.2%
Asia/Pacific	18,899	23.2%	18,581	23.6%
Europe	18,637	25.9%	18,261	25.9%
Latin America	2,562	30.0%	2,605	29.1%
Corporate	(3,247)		(2,743)

Total	$66,438	24.2%	$67,386	24.3%

Net sales in North America increased 3.7% in the second quarter of fiscal 2008 to $59.0 million as compared with $57.0 million during the second quarter of fiscal 2007. Net sales for the first six months of fiscal 2008 decreased 4.7% to $111.8 million as compared to $117.3 million during the first six months of fiscal 2007. The net sales increase in North America for the second quarter was due primarily to an increase in sales for wireless and electron device products, partially offset by a decline in display systems products. The net sales decline for the first six months of fiscal 2008 was due primarily to a decline in display system and wireless products, partially offset by an increase in sales of electron device products. Gross margin decreased to 26.2% during the second quarter of fiscal 2008, from 26.6% during the second quarter of fiscal 2007. The gross margin decline was due primarily to decline in gross margins of wireless and display systems products. Gross margin increased to 26.5% during the first six months of fiscal 2008, from 26.2% during the first six months of fiscal 2007. The gross margin improvement for the first six months was due primarily to improved electron device product margins.

Net sales in Asia/Pacific increased $3.9 million during the second quarter of fiscal 2008, or 9.8%, from $39.3 million during the second quarter of fiscal 2007, to $43.2 million during the second quarter of fiscal 2008. For the first six months of fiscal 2008, net sales grew to $81.3 million, a 3.2% increase from $78.8 million during the first six months of fiscal 2007. The increase for the second quarter and first six months was due primarily to higher net sales for power conversion, network access, and electron device products, partially offset by a decline in net sales for infrastructure products. Net sales in China increased 22.5% to $15.4 million and 27.1% to $32.1 million during the second quarter and first six months of fiscal 2008 compared to the second quarter and first six months of fiscal 2007, respectively. During the second quarter and first six months of fiscal 2008, gross margin declined to 21.8% and 23.2%, respectively, from 22.9% and 23.6% during the second quarter and first six months of fiscal 2007. The decline in gross margin for both periods was primarily due to shifts in product mix.

Net sales in Europe grew 1.9% to $37.7 million and 1.8% to $71.9 million during the second quarter and first six months of fiscal 2008, respectively, from $37.0 million and $70.6 million during the second quarter and first six months of fiscal 2007. Gross margin in Europe remained flat at 24.9% and 25.9% during the second quarter and first six months of fiscal 2008 and 2007, respectively.

Net sales in Latin America increased $0.4 million, or 12.0%, from $4.0 million during the second quarter of fiscal 2007, to $4.4 million during the second quarter of fiscal 2008. During the first six months of fiscal 2008, net sales declined 4.5% to $8.5 million, from $8.9 million during the first six months of fiscal 2007. Gross margin in Latin America increased to 29.2% and 30.0% in the second quarter and first six months of fiscal 2008, respectively, from 28.7% and 29.1% in the same periods during fiscal 2007. The gross margin improvement was primarily attributable to improved margins for wireless and electron device products.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses (“SG&A”) increased during the second quarter of fiscal 2008 to $31.3 million as compared with $30.7 million during the second quarter of fiscal 2007. SG&A during the first six months of fiscal 2008 increased slightly to $61.3 million from $61.0 million during the first six months of fiscal 2007. SG&A expense in the second quarter and first six months of fiscal 2008 included severance expense of $0.9 million and $1.5 million, respectively, as compared with severance costs of $0.5 million and $1.3 million during the second quarter and first six months of fiscal 2007, respectively. SG&A decreased to 21.6% of net sales during the second quarter of fiscal 2008 from 22.3% during the second quarter of fiscal 2007.

Other (Income) Expense

During the second quarter of fiscal 2008, other (income) expense increased to an expense of $2.7 million from an expense of $0.5 million during the second quarter of fiscal 2007. During the first six months of fiscal 2008, other (income) expense increased to an expense of $5.4 million from $4.9 million during the first six months of fiscal 2007. The increase in expense for both periods relates primarily to unfavorable changes in foreign currency exchange rate and an increase in interest expense. Other income (expense) included a foreign exchange loss of $1.4 million during the second quarter of fiscal 2008 as compared with a foreign exchange gain of $0.2 million during the second quarter of fiscal 2007. For the first six months of fiscal 2008, the foreign exchange loss was $1.8 million, compared to a foreign exchange loss of $0.2 million during the first six months of fiscal 2007. The foreign exchange loss in the second quarter of fiscal 2008 includes a loss of approximately $0.9 million relating to cash received from the sale of our SSD/Burtek business that was temporarily held in our European entities. Other (income) expense included costs associated with the retirement of long-term debt of $2.5 million in the first quarter of fiscal 2007 due to the Company entering into two separate agreements in August 2006 to purchase $14.0 million of the Company’s 8% convertible senior subordinated notes. The Company incurred no such charges in fiscal 2008. Interest expense increased to $1.6 million and $4.2 million during the second quarter and first six months of fiscal 2008, respectively, as compared with $1.4 million and $3.0 million during the second quarter and first six months of fiscal 2007, respectively. See Note 8 “Debt” of our unaudited condensed consolidated financial statements for additional discussion on interest expense.

Income Tax Provision

The effective income tax rate for the second quarter of fiscal 2008 was a provision of 214.8% as compared with a provision of 13.6% for the second quarter of fiscal 2007. The difference between the effective tax rates as compared to the U.S. federal statutory rate of 34% primarily results from the Company’s geographical distribution of taxable income or losses and valuation allowances related to net operating losses. For the second quarter of fiscal 2008, the tax benefit related to net operating losses was limited by a net increase in valuation allowances of $1.7 million.

In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. The Company is no longer subject to either U.S. federal, state, or local tax examinations by tax authorities for years prior to fiscal year 2004. With few exceptions, the Company is no longer subject to non-U.S. income tax examinations by tax authorities for years prior to fiscal year 2002. The Company’s primary foreign tax jurisdictions are the United Kingdom, Germany, Singapore, and the Netherlands. The company has tax years open beginning in fiscal year 2002 in Germany, the Netherlands, and Singapore; in the U.S. beginning in fiscal year 2004; and in the United Kingdom beginning in fiscal year 2005.

Effective June 3, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109, Accounting for Income Taxes (“FIN 48”). The application of FIN 48 would have resulted in an increase in retained earnings of $1.6 million, except that the increase was fully offset by the application of a valuation allowance against net operating losses. In addition, the Company reclassified $7.0 million of income tax liabilities from current liabilities to non-current liabilities as the Company does not anticipate settling the liabilities within the next twelve months.

At June 3, 2007, the Company’s worldwide liability for uncertain tax positions was $6.5 million, excluding interest and penalties. Unrecognized tax benefits of $2.6 million would affect the Company’s effective tax rate if recognized. There were no significant changes in components of the liability in the six months ending December 1, 2007.

The Company records penalties and interest relating to uncertain tax positions in the income tax expense line item within the unaudited consolidated statements of operations. At June 3, 2007, approximately $0.8 million was included in the liability for uncertain tax positions for the possible payment of interest and penalties. There were no significant changes to penalties and interest relating to uncertain tax positions in the six months ending December 1, 2007.

It is reasonably possible that there will be a change in the unrecognized tax benefits in the range of $0 to approximately $1.4 million due to the expiration of various statutes of limitations within the next 12 months.

Net Income (Loss) and Per Share Data

Net loss for the second quarter of fiscal 2008 was $0.7 million, or $0.04 per diluted common share and $0.03 per Class B diluted common share as compared with net income of $1.1 million for the second quarter of fiscal 2007, or $0.06 per diluted common share and $0.06 per Class B diluted common share. Net loss for the first six months of fiscal 2008 was $1.0 million, or $0.06 per diluted common share and $0.05 per Class B diluted common share as compared with a net loss of $17 thousand for the second quarter of fiscal 2007, or $0.00 per diluted common share and Class B diluted common share.

LIQUIDITY, FINANCIAL POSITION, AND CAPITAL RESOURCES

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

Cash and cash equivalents were $20.2 million as of December 1, 2007, as compared to $17.4 million as of June 2, 2007.

Cash Flows from Operating Activities

Cash provided by operating activities during the first six months of fiscal 2008 was $8.7 million, primarily due to lower accounts receivable and higher accounts payable balances, partially offset by higher inventory balances. Accounts receivable declined $5.4 million, excluding the impact of foreign currency exchange rate changes of $4.0 million, during the first six months of fiscal 2008 compared to the first six months of fiscal 2007. This decline was primarily attributable to improved cash collections. Accounts payable balances increased $11.7 million, excluding the impact of foreign currency exchange rate changes of $1.1 million, during the first six months of fiscal 2008, primarily due to negotiating with many of our vendors related to payment terms. Inventory balances increased $1.4 million during the first six months of fiscal 2008, excluding the impact of foreign currency exchange rate changes of $4.1 million.

Cash used in operating activities during the first six months of fiscal 2007 was $3.8 million due primarily to higher inventories, lower accounts payable, and lower accrued liabilities, partially offset by lower accounts receivable. The increase in inventories of $7.8 million, excluding the impact of foreign currency exchange rate changes of $0.2 million, was primarily due to higher inventory stocking levels to support anticipated sales growth. Accounts payable balances decreased $1.0 million, excluding the impact of foreign currency exchange rate changes of $0.8 million, due primarily to the timing of payments of inventory. Accrued liabilities decreased $3.5 million, excluding the impact of foreign currency exchange rate changes of $0.3 million, due primarily to payments of interest on long-term debt and remittance of foreign sales and use taxes. Accounts receivable declined $3.3 million, excluding the impact of foreign currency exchange rate changes of $1.4 million, during the first six months of fiscal 2007 due primarily to a decline in sales volume.

Cash Flows from Investing Activities

Net cash used in investing activities of $3.5 million during the first six months of fiscal 2008 was due primarily to capital expenditures for information technology projects and building improvements. Net cash provided by investing activities of $0.8 million during the first six months of fiscal 2007 was due primarily to the liquidation of approximately $3.5 million of long-term investments, partially offset by capital expenditures of $2.7 million for information technology projects.

Cash Flows from Financing Activities

Net cash used in financing activities of $5.2 million during the first six months of fiscal 2008 was due primarily to paying off $61.4 million of debt outstanding under the Company’s multi-currency revolving credit agreement (“credit agreement”) from the use of restricted cash of $61.9 million, in addition to net debt payments of $4.2 million on the Company’s new $40.0 million credit agreement (“new credit agreement”). During the first six months of fiscal 2007, net cash used in financing activities was $0.9 million, due primarily to cash payments for the early debt retirement of $7.2 million and dividend payments of $1.4 million, partially offset by net debt borrowings of $7.6 million.

The Company entered into the new credit agreement on July 27, 2007, which includes a Euro subfacility of $15.0 million and a Singapore subfacility of $5.0 million. This new credit agreement expires in July 2010 and bears interest at applicable LIBOR, SIBOR, or prime rates plus a margin varying with certain quarterly borrowings under the new credit agreement. This new credit agreement is secured by a lien on the Company’s assets and also contains a financial covenant requiring the Company to maintain a leverage ratio of less than 2.0 to 1.0. Pursuant to an amendment to the new credit agreement entered into on November 29, 2007, the required leverage ratio was increased to 3.0 to 1.0 for the fiscal quarters ended December 1, 2007, and ending March 1, 2008. The commitment fee related to the new credit agreement is 0.25% per annum payable quarterly on the average daily unused portion of the aggregate commitment. At December 1, 2007, there were no amounts outstanding under the new credit agreement. Outstanding letters of credit were approximately $0.4 million, and the unused line was $39.6 million.

The new credit agreement consists of the following facilities as of December 1, 2007 (in thousands):

	Capacity	Amount Outstanding
U.S. Facility	$20,000	$—
Euro Subfacility	15,000	—
Singapore Subfacility	5,000	—

Total	$40,000	$—

The Company believes that the existing sources of liquidity, including current cash, as well as cash provided by operating activities, supplemented as necessary with funds available under credit arrangements, will provide sufficient resources to meet known capital requirements and working capital needs for the fiscal year ending May 31, 2008.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Risk Management and Market Sensitive Financial Instruments

Certain operations, assets, and liabilities of the Company are denominated in foreign currencies subjecting the Company to foreign currency exchange risk. In addition, some of the Company’s debt financing varies with market rates exposing the Company to the market risk from changes in interest rates. In order to provide the user of these financial statements guidance regarding the magnitude of these risks, the Securities and Exchange Commission requires the Company to provide certain quantitative disclosures based upon hypothetical assumptions. Specifically, these disclosures require the calculation of the effect of a 10% increase in market interest rates and an unfavorable 10% change in the U.S. dollar against foreign currencies on the reported net earnings and financial position of the Company.

Interest Expense Exposure

The Company’s new credit agreement’s interest rates vary based on market interest rates. Had interest rates increased 10%, interest expense would have increased by an immaterial amount for the second quarter of fiscal 2008 or second quarter of fiscal 2007.

Foreign Currency Exposure

The Company’s foreign denominated assets and liabilities are cash, accounts receivable, inventory, accounts payable, and intercompany receivables and payables, as it conducts business in countries of the European Union, Asia/Pacific and, to a lesser extent, Canada and Latin America. Tools that the Company may use to manage foreign exchange exposures include currency clauses in sales contracts, local debt to offset asset exposures and forward contracts to hedge significant transactions. The Company has not entered into any forward contracts in fiscal 2008 or 2007.

Had the U.S. dollar changed unfavorably 10% against various foreign currencies, net sales would have been lower by an estimated $5.4 million and $10.4 million during the second quarter and first six months of fiscal 2008, respectively. Had the U.S. dollar changed unfavorably 10% against various foreign currencies, net sales would have been lower by an estimated $5.3 million and $10.0 million during the second quarter and first six months of fiscal 2007, respectively. Total assets would have declined by an estimated $26.6 million as of December 1, 2007, and an estimated $17.9 million as of the fiscal year ended June 2, 2007. The total liabilities would have decreased by an estimated $1.0 million as of December 1, 2007, and an estimated $3.8 million as of the fiscal year ended June 2, 2007.

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

(a)	Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of December 1, 2007. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

(b)	Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the second quarter of fiscal 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is involved in several pending judicial proceedings concerning matters arising in the ordinary course of its business. We cannot predict the outcome of any pending legal matters, and an unfavorable outcome of any one or more of these matters could have a material adverse effect on our business, results of operations, cash flows, and financial position.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended June 2, 2007, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially affect the Company’s business, and financial condition.

ITEM 4.	SUBMISSION OF MATTERS OF A VOTE OF SECURITY HOLDERS

At the annual meeting of stockholders held on October 9, 2007, six proposals were submitted to a vote of the Company’s stockholders: (1) to elect its directors; (2) to approve an amendment to the Richardson Electronics, Ltd. Employees 2001 Incentive Compensation Plan to increase the number of shares subject to the Plan by 900,000; (3) to approve an amendment to the Richardson Electronics, Ltd. 1999 Stock Purchase Plan to increase the number of shares to the Plan by 200,000; (4) to approve an amendment to the Richardson Electronics, Ltd. Employees 1999 Stock Purchase Plan to allow employees to purchase the shares at 85% of fair market value as of the day of the last fiscal year; (5) to approve the Edward J. Richardson Incentive Compensation Plan; and (6) to ratify the selection of Ernst & Young LLP as the Company’s independent registered public accounting firm for fiscal 2008. Stockholders present in person or by proxy holding shares representing 42,206,651 votes out of a total of 45,287,814 votes entitled to be voted at the meeting, which was more than the number of votes necessary to constitute a quorum. The following table sets forth the results of the voting:

Proposal	Number of Affirmative Votes	Withheld authority
1. Election of Directors
Edward J. Richardson	37,630,074	8,542,213
Scott Hodes	36,681,150	10,440,061
Samuel Rubinovitz	35,008,332	13,785,697
Arnold R. Allen	36,679,900	10,442,561
Jacques Bouyer	41,589,558	623,245
Harold L. Purkey	35,013,816	13,774,729
Ad Ketelaars	41,592,163	618,035
John R. Peterson	34,241,512	15,319,337

Proposal	For	Against	Abstain	Not Voted
2. Amend the Employees 2001 Compensation Plan to increase the Plan by 900,000 shares	37,527,790	2,473,400	7,001	5,279,623

Proposal	For	Against	Abstain	Not Voted
3. Amend the Employees 1999 Stock Purchase Plan to increase the Plan by 200,000 shares	39,540,558	460,237	7,396	5,279,623

Proposal	For	Against	Abstain	Not Voted
4. Amendment the Employees 1999 Stock Purchase Plan to purchase shares at 85% of the fair market value as of the last day of the fiscal year	39,699,667	302,648	5,876	5,279,623

Proposal	For	Against	Abstain	Not Voted
5. Approve the Edward J. Richardson Incentive Compensation Plan	34,997,056	5,000,992	10,143	5,279,623

Proposal	For	Against	Abstain	Not Voted
6. Ratify the selection of Ernst & Young LLP	34,440,949	7,761,966	3,736	3,081,163

ITEM 5.	OTHER INFORMATION

Appointment of James M. Dudek, Jr. as Principal Accounting Officer

On December 17, 2007, the Company and James M. Dudek, Jr., age 36, entered into an Employment, Nondisclosure and Non-compete Agreement (the “Employment Agreement”) pursuant to which Mr. Dudek would become Controller and Chief Accounting Officer of the Company. Mr. Dudek commenced employment with the Company on December 17, 2007, and on January 8, 2008, the Board of Directors of the Company appointed him to the offices of Controller and Chief Accounting Officer.

Prior to joining the Company, Mr. Dudek held two positions with Career Education Corporation, most recently serving as the Senior Director, Financial Reporting since September 2006, and Director of Accounting from February 2004 until September 2006. Prior to that, he held several positions with ConAgra Refrigerated Foods Group, most recently serving as Retail Sales Controller from May 2002 until February 2004, Corporate Financial Planning Manager from February 2000 until May 2002, and Planning Analyst from September 1999 until February 2000. He earned his Bachelor of Science Degree in Accounting from the University of Illinois at Chicago in December 1993 and has been a Certified Public Accountant since May 1996.

Under the Employment Agreement, Mr. Dudek’s initial base salary is $185,000 per year, and he was granted a non-qualified option to purchase 5,000 shares of the Company’s common stock. The option has an exercise price of $6.23, equal to the fair market value of the Company’s common stock at the close of business on December 17, 2007. The option will vest in five substantially equal annual installments. Mr. Dudek will also be awarded a one-time starting bonus of $40,000 on March 3, 2008, which is subject to repayment in full if his employment is terminated for cause or he resigns for any reason prior to March 3, 2009. Mr. Dudek will be entitled to participate in the Company’s annual cash incentive plan with a target annual incentive bonus equal to 35% of his annual base salary. Mr. Dudek will also participate in other benefit plans offered to executive officers of the Company.

Under the Employment Agreement, upon a termination of his employment by the Company without cause, Mr. Dudek is entitled to a payment equal to his then current annual base salary and any earned bonus through the date of termination. Mr. Dudek has agreed not to compete with the Company during the term of his employment and for a period of one year thereafter.

Results of Operation and Financial Condition and Declaration of Dividend

On January 9, 2008, the Company issued a press release reporting results for its fiscal second quarter ended December 1, 2007, and the declaration of a cash dividend. A copy of the press release is furnished with this report as Exhibit 99.1 to this form 10-Q and incorporated by reference herein.

ITEM 6.	EXHIBITS

See exhibit index which is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RICHARDSON ELECTRONICS, LTD.

Date: January 10, 2008	By:	/s/ Kathleen S. Dvorak
Kathleen S. Dvorak Chief Financial Officer (on behalf of the Registrant and as Principal Financial Officer)

Exhibit Index

(c)	EXHIBITS

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the Company, incorporated by reference to Appendix B to the Proxy Statement / Prospectus dated November 13, 1986, incorporated by reference to the Company’s Registration Statement on Form S-4.

3.2	Amended and Restated By-laws of the Company.

10.1	Form of Employment, Nondisclosure and Non-compete Agreement between the Company and Kathleen S. Dvorak dated as of October 24, 2007, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed October 25, 2007.

10.2	First Amendment to Revolving Credit Agreement entered into as of November 29, 2007, by and among Richardson Electronics, Ltd., Richardson Electronics Limited, Richardson Electronics Benelux B.V., Richardson Electronics Pte Ltd., Richardson Electronics Pty Limited, and JP Morgan Bank, N.A.

31.1	Certification of Edward J. Richardson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed pursuant to Part I).

31.2	Certification of Kathleen S. Dvorak pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed pursuant to Part I).

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed pursuant to Part I).

99.1	Press release, dated January 9, 2008, regarding the Company’s results for its fiscal second quarter ended December 1, 2007, and the declaration of a cash dividend.