Form 10-Q
period 2008-03-01
RICHARDSON ELECTRONICS LTD/DE
filed 2008-04-10
CIK 355948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 1, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of April 7, 2008, there were outstanding 14,816,914 shares of Common Stock, $0.05 par value and 3,048,258 shares of Class B Common Stock, $0.05 par value, which are convertible into Common Stock of the registrant on a share for share basis.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Richardson Electronics, Ltd.

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

	March 1, 2008	June 2, 2007
Assets
Current assets:
Cash and cash equivalents	$30,542	$17,436
Restricted cash	—	61,899
Receivables, less allowance of $1,602 and $1,574	104,463	105,709
Inventories	107,433	110,174
Prepaid expenses	4,663	5,129
Deferred income taxes	2,475	2,131
Current assets of discontinued operations held for sale	—	242

Total current assets	249,576	302,720

Non-current assets:
Property, plant and equipment, net	29,902	29,278
Goodwill	12,729	11,611
Other intangible assets, net	817	1,581
Non-current deferred income taxes	1,066	389
Assets held for sale	—	1,429
Other assets	1,597	2,058
Non-current assets of discontinued operations held for sale	—	5

Total non-current assets	46,111	46,351

Total assets	$295,687	$349,071

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$57,974	$55,530
Accrued liabilities	19,173	31,330
Current portion of long-term debt	—	65,711
Current liabilities of discontinued operations held for sale	—	2,737

Total current liabilities	77,147	155,308

Non-current liabilities:
Long-term debt, less current portion	65,683	55,683
Long-term income tax liabilities	6,848	—
Non-current liabilities	1,479	1,535

Total non-current liabilities	74,010	57,218

Total liabilities	151,157	212,526

Commitments and contingencies	—	—

Stockholders’ equity
Common stock, $0.05 par value; issued 15,929 shares at March 1, 2008 and 15,920 shares at June 2, 2007	797	796
Class B common stock, convertible, $0.05 par value; issued 3,048 at March 1, 2008 and 3,048 shares at June 2, 2007	152	152
Preferred stock, $1.00 par value, no shares issued	—	—
Additional paid-in-capital	119,626	118,880
Common stock in treasury, at cost, 1,112 shares at March 1, 2008 and 1,179 shares at June 2, 2007	(6,592)	(6,989)
Retained earnings	16,683	21,631
Accumulated other comprehensive income	13,864	2,075

Total stockholders’ equity	144,530	136,545

Total liabilities and stockholders’ equity	$295,687	$349,071

Richardson Electronics, Ltd.

Unaudited Condensed Consolidated Statements of Operations

and Comprehensive Income (Loss)

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	March 1, 2008	March 3, 2007	March 1, 2008	March 3, 2007
Statements of Operations
Net sales	$138,866	$133,894	$413,316	$411,045
Cost of sales	107,625	101,780	315,637	311,545

Gross profit	31,241	32,114	97,679	99,500
Selling, general, and administrative expenses	32,029	30,739	93,312	91,747
Gain on disposal of assets	(81)	(2,418)	(70)	(2,098)

Operating income (loss)	(707)	3,793	4,437	9,851

Other (income) expense:
Interest expense	1,371	1,169	5,615	4,211
Investment (income) loss	45	(71)	(571)	(885)
Foreign exchange (gain) loss	(249)	127	1,552	281
Retirement of long-term debt expenses	—	—	—	2,540
Other, net	25	(11)	33	2

Total other expense	1,192	1,214	6,629	6,149

Income (loss) from continuing operations before income taxes	(1,899)	2,579	(2,192)	3,702
Income tax provision	267	1,055	1,045	1,656

Income (loss) from continuing operations	(2,166)	1,524	(3,237)	2,046
Income (loss) from discontinued operations, net of tax	(10)	(487)	45	(1,026)

Net income (loss)	$(2,176)	$1,037	$(3,192)	$1,020

Net income (loss) per common share – basic:
Income (loss) from continuing operations	$(0.12)	$0.09	$(0.18)	$0.12
Income (loss) from discontinued operations	(0.00)	(0.03)	0.00	(0.06)

Net income (loss) per common share – basic	$(0.12)	$0.06	$(0.18)	$0.06

Net income (loss) per Class B common share – basic:
Income (loss) from continuing operations	$(0.11)	$0.08	$(0.17)	$0.11
Income (loss) from discontinued operations	(0.00)	(0.03)	0.01	(0.06)

Net income (loss) per Class B common share – basic	$(0.11)	$0.05	$(0.16)	$0.05

Net income (loss) per common share – diluted:
Income (loss) from continuing operations	$(0.12)	$0.09	$(0.18)	$0.12
Income (loss) from discontinued operations	(0.00)	(0.03)	0.00	(0.06)

Net income (loss) per common share – diluted	$(0.12)	$0.06	$(0.18)	$0.06

Net income (loss) per Class B common share – diluted:
Income (loss) from continuing operations	$(0.11)	$0.08	$(0.17)	$0.11
Income (loss) from discontinued operations	(0.00)	(0.03)	0.01	(0.06)

Net income (loss) per Class B common share – diluted	$(0.11)	$0.05	$(0.16)	$0.05

Weighted average number of shares:
Common shares - basic	14,805	14,559	14,790	14,493

Class B common shares - basic	3,048	3,048	3,048	3,048

Common shares - diluted	14,805	17,732	14,790	17,638

Class B common shares - diluted	3,048	3,048	3,048	3,048

Dividends per common share	$0.020	$0.040	$0.100	$0.120

Dividends per Class B common share	$0.018	$0.036	$0.090	$0.108

Statements of Comprehensive Income (Loss)
Net income (loss)	$(2,176)	$1,037	$(3,192)	$1,020
Foreign currency translation	3,233	600	12,033	1,869
Discontinued operations foreign currency translation	—	(650)	—	(1,458)
Fair value adjustments on investments	111	11	(244)	(483)

Comprehensive income	$1,168	$998	$8,597	$948

Richardson Electronics, Ltd.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended		Nine Months Ended
	March 1, 2008	March 3, 2007	March 1, 2008	March 3, 2007
Operating activities:
Net income (loss)	$(2,176)	$1,037	$(3,192)	$1,020
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	1,367	1,538	3,940	4,655
Gain on disposal of assets	(81)	(2,418)	(70)	(2,098)
Retirement of long-term debt expenses	—	—	—	2,540
Write-off of deferred financing costs	—	—	643	62
Stock compensation expense	176	198	523	774
Deferred income taxes	49	646	(930)	417
Receivables	2,401	1,708	7,801	5,016
Inventories	10,115	(6,966)	8,686	(14,797)
Accounts payable and accrued liabilities	(11,755)	(1,978)	(6,909)	(6,517)
Other liabilities	47	492	(130)	606
Other	(548)	116	(2,104)	(467)

Net cash provided by (used in) operating activities	(405)	(5,627)	8,258	(8,789)

Investing activities:
Capital expenditures	(301)	(1,991)	(4,193)	(4,716)
Proceeds from sale of assets	620	3,066	1,007	3,109
Contingent purchase price consideration	(160)	—	(160)	—
(Gain) loss on sale of investments	121	(10)	129	(670)
Proceeds from sales of available-for-sale securities	188	—	345	3,682
Purchases of available-for-sale securities	(31)	—	(188)	(182)

Net cash provided by (used in) investing activities	437	1,065	(3,060)	1,223

Financing activities:
Proceeds from borrowings	51,800	64,600	163,200	202,011
Payments on debt	(41,800)	(51,840)	(218,840)	(181,650)
Restricted cash	—	—	61,899	—
Proceeds from issuance of common stock	—	35	69	755
Cash dividends	(351)	(692)	(1,756)	(2,071)
Payments on retirement of long-term debt	—	(8,700)	—	(15,915)
Other	—	(16)	(95)	(674)

Net cash provided by financing activities	9,649	3,387	4,477	2,456

Effect of exchange rate changes on cash and cash equivalents	661	(72)	3,431	463

Increase (decrease) in cash and cash equivalents	10,342	(1,247)	13,106	(4,647)
Cash and cash equivalents at beginning of period	20,200	13,610	17,436	17,010

Cash and cash equivalents at end of period	$30,542	$12,363	$30,542	$12,363

Richardson Electronics, Ltd.

Unaudited Condensed Consolidated Statement of Stockholders’ Equity

(in thousands)

	Common	Class B Common	Par Value	Additional Paid In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance June 2, 2007:	15,920	3,048	$948	$118,880	$(6,989)	$21,631	$2,075	$136,545
Net loss	—	—	—	—	—	(3,192)	—	(3,192)
Currency translation	—	—	—	—	—	—	12,033	12,033
Fair value adjustments on investments	—	—	—	—	—	—	(244)	(244)

Share-based compensation:
Nonvested restricted stock	—	—	—	14	—	—	—	14
Stock options	—	—	—	473	—	—	—	473
Employee stock purchase plan	—	—	—	36	—	—	—	36

Common stock issued	9	—	1	68	—	—	—	69
Restricted stock grants	—	—	—	(58)	62	—	—	4
Employee stock option plan grant	—	—	—	213	335	—	—	548

Dividends paid to:
First Quarter Ended September 1, 2007:
Common ($0.04 per share)	—	—	—	—	—	(592)	—	(592)
Class B ($0.036 per share)	—	—	—	—	—	(110)	—	(110)
Second Quarter Ended December 1, 2007:
Common ($0.04 per share)	—	—	—	—	—	(593)	—	(593)
Class B ($0.036 per share)	—	—	—	—	—	(110)	—	(110)
Third Quarter Ended March 1, 2008:
Common ($0.02 per share)	—	—	—	—	—	(296)	—	(296)
Class B ($0.018 per share)	—	—	—	—	—	(55)	—	(55)

Balance March 1, 2008:	15,929	3,048	$949	$119,626	$(6,592)	$16,683	$13,864	$144,530

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

The Company’s sales and marketing, product management, and purchasing functions are organized as follows:

RF, Wireless & Power Division (“RFPD”) serves the global RF and wireless communications market, including infrastructure, and wireless networks, and the power conversion market.

Electron Device Group (“EDG”) provides engineered solutions and distributes electronic components to customers in diverse markets including the steel, automotive, textile, plastics, semiconductor manufacturing, and broadcast industries.

Display Systems Group (“DSG”) is a global provider of integrated display products, systems and digital signage solutions serving financial, corporate enterprise, healthcare, and industrial markets.

The Company currently has operations in the following major geographic regions:

•	North America;

•	Asia/Pacific;

•	Europe; and

•	Latin America.

2. BASIS OF PRESENTATION

As used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” or the Company refer to Richardson Electronics, Ltd. and its wholly owned subsidiaries.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Item 10 of Regulation S-K. Accordingly, they do not include all the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the results of interim periods have been made. All inter-company transactions and balances have been eliminated. The unaudited condensed consolidated financial statements presented herein include the accounts of the Company and its wholly owned subsidiaries. The results of operations and cash flows for the three and nine months ended March 1, 2008, are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2008.

The June 2, 2007, unaudited condensed consolidated balance sheet has been restated to reflect the decision we made in the second quarter of fiscal 2008 to sell our building in Pianopoli, Italy. The net book value of our building in Pianopoli, Italy is classified as assets held for sale on our unaudited condensed consolidated balance sheet as of June 2, 2007. See Note 3 “Discontinued Operations / Assets Held for Sale” to our unaudited condensed consolidated financial statements for further discussion of this matter.

The unaudited condensed consolidated statements of cash flows for the three and nine months ended March 3, 2007, have been restated to reflect the reclassification of the gain on sale of investments from operating activities to investing activities. The gain on sale of investments was an immaterial amount for the third quarter of fiscal 2007 and $0.7 million for the first nine months of fiscal 2007.

The Company’s fiscal quarter ends on the Saturday nearest the end of the quarter ending month. The first nine months of fiscal 2008 and 2007 each contain 39 weeks.

The financial information contained in this report should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 2, 2007.

3. DISCONTINUED OPERATIONS / ASSETS HELD FOR SALE

Discontinued Operations Held for Sale:

On May 31, 2007, we completed the sale of the Security Systems Division/Burtek Systems (“SSD/Burtek”) to Honeywell International Incorporated (“Honeywell”). We present SSD/Burtek as a discontinued operation in accordance with the criteria of Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), and prior period results and disclosures have been restated to reflect this reporting.

The agreement documenting the sale of SSD/Burtek to Honeywell contemplated a post-closing working capital-based purchase price adjustment. During the second quarter of fiscal 2008, we received notification from Honeywell seeking a purchase price adjustment in the amount of $6.4 million. During the third quarter, we reviewed and responded to Honeywell’s notice, and we are in discussions with Honeywell to seek resolution of the open items. Should we ultimately pay Honeywell all or a significant portion of the requested amount, it could have a material adverse impact on results of our discontinued operations and cash flows.

Net sales, gross profit, interest expense, income tax provision, and income (loss) from discontinued operations for the three and nine month periods ended March 1, 2008, and March 3, 2007, are presented in the following table (in thousands):

	Third Quarter		Nine Months
	FY 2008	FY 2007	FY 2008	FY 2007
Net Sales	$167	$26,247	$736	$80,657
Gross profit	41	6,934	209	21,446
Interest expense	—	1,537	—	4,275
Income tax provision (benefit)	(4)	737	21	2,452
Income (loss), net of tax	(10)	(487)	45	(1,026)

The net sales, gross profit, and income from discontinued operations for the third quarter and first nine months of fiscal 2008 represent the operations of our Colombia location which was included in the SSD/Burtek sale agreement with Honeywell, but were not transferred as part of the May 31, 2007, closing. In the first quarter of fiscal 2008, we mutually agreed with Honeywell that Honeywell would not purchase the SSD/Burtek Colombia business, and that we would wind down the SSD/Burtek Colombia business in exchange for a payment equal to a portion of the value of the SSD/Burtek business in Colombia on May 31, 2007, including reimbursement of related employee severance expenses. We ceased operations of the SSD/Burtek business in Colombia during the third quarter of fiscal 2008. Results of the operation of the SSD/Burtek business in Colombia are included in discontinued operations in accordance with SFAS No. 144. In accordance with Emerging Issues Task Force (“EITF”) Issue No. 87-24, Allocation of Interest to Discontinued Operations (“EITF 87-24”), we allocated interest expense of $1.5 million and $4.3 million to discontinued operations for the third quarter and first nine months of fiscal 2007, respectively, due to the requirement under our multi-currency revolving credit agreement (“credit agreement”) to pay the proceeds from the sale of a business to the parties in the credit agreement.

Assets Held for Sale:

During the first quarter of fiscal 2008, we received an offer to sell our interests in property located in Rio de Janeiro, Brazil for 2.0 million Brazilian Reais, which is equivalent to approximately $1.2 million, and received a security deposit of 0.6 million Brazilian Reais, which is equivalent to approximately $0.4 million. We closed on the sale during the third quarter of fiscal 2008 and received additional proceeds of 0.4 million Brazilian Reais, which is equivalent to approximately $0.2 million, in cash and a note receivable of 1.0 million Brazilian Reais. The note receivable of 1.0 million Brazilian Reais, which is equivalent to approximately $0.6 million, is payable in ten monthly installments of 0.1 million Brazilian Reais, which is equivalent to approximately $0.1 million, commencing one month after the closing. We recorded an immaterial gain during the third quarter of fiscal 2008 with respect to the sale of our interests in this property.

On February 1, 2008, we sold our building in Pianopoli, Italy, for $0.4 million. We recorded a gain of $0.1 million during the third quarter of fiscal 2008 with respect to the sale of this property.

In accordance with SFAS No. 144, we have classified the net assets related to both buildings as assets held for sale on our unaudited condensed consolidated balance sheet as of June 2, 2007.

4. INVESTMENT IN MARKETABLE EQUITY SECURITIES

Our investments are primarily equity securities, all of which are classified as available-for-sale and are carried at their fair value based on the quoted market prices. The fair value of our equity securities, which are included in other non-current assets, was $0.5 million as of March 1, 2008, and $1.0 million as of June 2, 2007. Proceeds from the sale of the securities were $0.2 million and $0.3 million during the third quarter and first nine months of fiscal 2008, respectively. Proceeds from the sales of securities were $3.7 million during the first nine months of fiscal 2007. There were no sales of securities during the third quarter of fiscal 2007. During the third quarter of fiscal 2008, we retained $0.2 million of proceeds from the sale of securities. During the first nine months of fiscal 2007, we retained $3.5 million of proceeds from the sale of securities. In prior periods, all proceeds from the sale of securities were reinvested. Gross realized gains on those sales were immaterial during the third quarter and first nine months of fiscal 2008. Gross realized gains recorded in the first nine months of fiscal 2007 was $0.7 million. Gross realized losses on security sales were $0.2 million for both the third quarter and first nine months of fiscal 2008, respectively, and an immaterial amount for the first nine months of fiscal 2007. Net unrealized holding losses of $0.1 million and $0.4 million for the third quarter and first nine months of fiscal 2008, respectively, have been included in accumulated comprehensive income for fiscal 2008. Net unrealized holding gains were $0.2 million for the first nine months of fiscal 2007 and have been included in accumulated comprehensive income for fiscal 2007. The net unrealized holding gains related to the third quarter of fiscal 2007 were immaterial.

The following table presents the disclosure under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, for the investment in marketable equity securities with fair values less than cost basis (in thousands):

	Marketable Security Holding Length
	Less Than 12 Months		More Than 12 Months		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 1, 2008
Common Stock	$18	$5	$70	$15	$88	$20
June 2, 2007
Common Stock	$65	$4	$—	$—	$65	$4

5. GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill during the first nine months ended March 1, 2008, by reportable segment were as follows (in thousands):

	Goodwill
	RFPD	EDG	DSG	Total
Balance at June 2, 2007	$263	$902	$10,446	$11,611
Contingent purchase price consideration	160	—	—	160
Foreign currency translation	20	25	913	958

Balance at March 1, 2008	$443	$927	$11,359	$12,729

During the fourth quarter of each fiscal year, our goodwill balances are reviewed for impairment through the application of a fair-value-based test, using the third quarter as the measurement date. The results of the test as of March 3, 2007, indicated no goodwill impairment, as, for all reporting units, our estimated reporting unit fair value exceeded the carrying value of the reporting unit. Our estimate of fair value for each of our reporting units was based on projected future operating results and cash flows and other specific assumptions.

Intangible assets subject to amortization were as follows (in thousands):

	Intangible Assets Subject to Amortization
	March 1, 2008		June 2, 2007
	Gross Amounts	Accumulated Amortization	Gross Amounts	Accumulated Amortization
Deferred financing costs	$2,744	$1,927	$4,539	$2,958
Trademarks	478	478	478	478

Total	$3,222	$2,405	$5,017	$3,436

Deferred financing costs decreased during the first nine months of fiscal 2008 primarily due to the write-off of previously capitalized deferred financing costs of $0.6 million related to the extinguishment of our prior credit agreement. We entered into a new $40.0 million credit agreement (“new credit agreement”) on July 27, 2007. The write-off of $0.6 million was recorded as interest expense during the first quarter of fiscal 2008. The remaining amounts of deferred financing costs as of March 1, 2008, are associated with our 7 3/4% convertible senior subordinated notes (“7 3/ 4% notes”) and 8% convertible senior subordinated notes (“8% notes”).

Amortization expense for the three and nine months ended March 1, 2008, and March 3, 2007, was as follows (in thousands):

	Amortization Expense for Three Months		Amortization Expense for Nine Months
	FY 2008	FY 2007	FY 2008	FY 2007
Deferred financing costs	$58	$143	$216	$364
Trademarks	—	—	—	3

Total	$58	$143	$216	$367

The amortization expense associated with the intangible assets subject to amortization is expected to be $0.3 million in fiscal 2008, and $0.2 million for fiscal years 2009, 2010, and 2011. Amortization expense for fiscal year 2012 is expected to be approximately $0.1 million. The weighted average number of years of amortization expense remaining is 3.48.

6. RESTRUCTURING CHARGES

We implemented a global restructuring plan during fiscal 2007 (“2007 Restructuring Plan”). The 2007 Restructuring Plan was designed to decrease the number of warehouses and streamline processes throughout the organization. During fiscal 2007, the Company centralized inventory distribution in Europe, restructured its Latin American operations, and reduced its total workforce, including the elimination of certain layers of management.

As a result of our 2007 Restructuring Plan, restructuring charges of $2.2 million were recorded in selling, general, and administrative expenses (“SG&A”) during fiscal 2007. During the first nine months of fiscal 2008, severance costs of $1.3 million were paid out, completing all the severance payments associated with the 2007 Restructuring Plan.

As of March 1, 2008, the amounts associated with the activity related to the 2007 Restructuring Plan were as follows (in thousands):

	Restructuring Liability June 2, 2007	For the Nine Months Ended		Restructuring Liability March 1, 2008
		March 1, 2008
2007 Restructuring Plan		Payments	Adjustment To Reserve
Employee severance costs:
RFPD	$188	$(204)	$16	$—
EDG	379	(379)	—	—
Corporate	684	(684)	—	—

Total	$1,251	$(1,267)	$16	$—

7. WARRANTIES

We offer warranties for specific products we manufacture. We also provide extended warranties for some products we sell that lengthen the period of coverage specified in the manufacturer’s original warranty. Warranty terms generally range from one to three years.

We estimate the cost to perform under the warranty obligation and recognize this estimated cost at the time of the related product sale. We record expense related to our warranty obligations as cost of sales in our unaudited condensed consolidated statements of operations. Each quarter, we assess actual warranty costs incurred on a product-by-product basis and compare the warranty costs to our estimated warranty obligation. The estimates with respect to new products are based generally on knowledge of the products, the extended warranty period, and warranty experience.

Warranty reserves are established for costs that are expected to be incurred after the sale and delivery of products under warranty. The warranty reserves are determined based on known product failures, historical experience, and other available evidence.

Changes in the warranty reserve for the first nine months of fiscal 2008 were as follows (in thousands):

Warranty Reserve
Balance at June 2, 2007	$415
Accruals for products sold	444
Utilization	(364)
Adjustment	(102)

Balance at March 1, 2008	$393

As a result of lower than anticipated failure rates and lower sales volume of products under warranty, reserve adjustments of $0.1 million were recorded during the first nine months of fiscal 2008.

8. DEBT

Long-term debt for the periods ended March 1, 2008, and June 2, 2007, was as follows (in thousands):

	March 1, 2008	June 2, 2007
7 3/4% notes, due December 2011	$44,683	$44,683
8% notes, due June 2011	11,000	11,000
New credit agreement, due July 2010 (5.60% at March 1, 2008)	10,000	—
Credit agreement, due October 2009 (7.72% at June 2, 2007)	—	65,711

Total debt	65,683	121,394
Less: current portion	—	(65,711)

Long-term debt	$65,683	$55,683

As of March 1, 2008, we maintained $65.7 million in long-term debt in the form of two series of convertible notes and a credit agreement. We entered into a new credit agreement on July 27, 2007, which included a Euro subfacility of $15.0 million and a Singapore subfacility of $5.0 million. Pursuant to an amendment to the new credit agreement entered into on February 29, 2008, the Euro subfacility and Singapore subfacility individual limits were increased to $20.0 million each; however, the total amount of the combined Euro subfacility and Singapore subfacility is limited to $25.0 million. The U.S. facility is reduced if amounts drawn on the Euro subfacility and Singapore subfacility exceed $20.0 million, maintaining a total capacity of $40.0 million on the new credit agreement. This new credit agreement expires in July 2010 and bears interest at applicable LIBOR, SIBOR, or prime rates plus a margin varying with certain quarterly borrowings under the new credit agreement. This new credit agreement is secured by a lien on our U.S. assets and also contains a financial covenant requiring us to maintain a leverage ratio of less than 2.0 to 1.0.  Pursuant to an amendment to the new credit agreement entered into on November 29, 2007, the required leverage ratio was increased to 3.0 to 1.0 for the fiscal quarters ended December 1, 2007, and March 1, 2008. The commitment fee related to the new credit agreement is 0.25% per annum payable quarterly on the average daily unused portion of the aggregate commitment. As of March 1, 2008, there was $10.0 million outstanding under the new credit agreement. Outstanding letters of credit were approximately $0.1 million, and the unused line was $29.9 million. All amounts drawn on the new credit agreement at March 1, 2008, were on the U.S. facility as no amounts were drawn on either the Euro subfacility or Singapore subfacility. Based on our loan covenants, actual available credit as of March 1, 2008, was $25.9 million.

Interest expense increased to $1.4 million and $5.6 million for the third quarter and first nine months of fiscal 2008, respectively, as compared with $1.2 million and $4.2 million during the third quarter and first nine months of fiscal 2007, respectively. The components of interest expense from continuing operations are shown in the following table (in thousands):

	Third Quarter		Nine Months
	FY 2008	FY 2007	FY 2008	FY 2007
7 3/4% notes interest expense	$866	$772	$2,597	$2,503
8% notes interest expense	220	249	660	1,222
Credit agreement interest expense	—	—	556	—
New credit agreement interest expense	210	—	885	—
Deferred financing costs amortization	58	143	216	364
Write-off of deferred financing costs	—	—	643	62
Other	17	5	58	60

Total interest expense	$1,371	$1,169	$5,615	$4,211

Interest expense incurred on the credit agreement during the third quarter and first nine months of fiscal 2008 related primarily to borrowings to support working capital investments. During the first quarter of fiscal 2008, we wrote off $0.6 million of deferred financing costs due to the extinguishment of the credit agreement on July 27, 2007.

9. INCOME TAXES

The effective income tax rate for the third quarter of fiscal 2008 was a provision of 14.1% as compared with a provision of 40.9% for the third quarter of fiscal 2007. The difference between the effective tax rates as compared to the U.S. federal statutory rate of 34% primarily results from our geographical distribution of taxable income or losses and valuation allowances related to net operating losses. For the third quarter of fiscal 2008, the tax benefit related to net operating losses was limited by a net increase in valuation allowances of $1.8 million.

In the normal course of business, we are subject to examination by taxing authorities throughout the world. We are no longer subject to either U.S. federal, state, or local tax examinations by tax authorities for years prior to fiscal year 2004. With few exceptions, we are no longer subject to non-U.S. income tax examinations by tax authorities for years prior to fiscal year 2002. Our primary foreign tax jurisdictions are the United Kingdom, Germany, Singapore, and the Netherlands. We have tax years open in Singapore beginning in fiscal year 2002; in Germany and the Netherlands beginning in fiscal year 2003; in the U.S. beginning in fiscal year 2004; and in the United Kingdom beginning in fiscal year 2005.

Effective June 3, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109, Accounting for Income Taxes (“FIN 48”). The application of FIN 48 would have resulted in an increase in retained earnings of $1.6 million, except that the increase was fully offset by the application of a valuation allowance against net operating losses. In addition, we reclassified $7.0 million of income tax liabilities from current liabilities to non-current liabilities as we do not anticipate settling the liabilities within the next twelve months.

At June 3, 2007, our worldwide liability for uncertain tax positions was $6.5 million, excluding interest and penalties. Unrecognized tax benefits of $2.6 million would affect our effective tax rate if recognized. There were no significant changes in components of the liability in the nine months ended March 1, 2008.

We record penalties and interest relating to uncertain tax positions in the income tax expense line item within the unaudited condensed consolidated statements of operations. At June 3, 2007, approximately $0.8 million was included in the liability for uncertain tax positions for the possible payment of interest and penalties. There were no significant changes to penalties and interest relating to uncertain tax positions in the nine months ending March 1, 2008.

It is reasonably possible that there will be a change in the unrecognized tax benefits in the range of $0 to approximately $1.4 million due to the expiration of various statutes of limitations within the next 12 months.

10. CALCULATION OF EARNINGS PER SHARE

We have authorized 30,000,000 shares of common stock, 10,000,000 shares of Class B common stock, and 5,000,000 shares of preferred stock. The Class B common stock has ten votes per share. The Class B common stock has transferability restrictions; however, it may be converted into common stock on a share-for-share basis at any time. With respect to dividends and distributions, shares of common stock and Class B common stock rank equally and have the same rights, except that Class B common stock cash dividends are limited to 90% of the amount of common stock cash dividends.

In accordance with EITF Issue No. 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128 (“EITF No. 03-6”), our Class B common stock is considered a participating security requiring the use of the two-class method for the computation of basic and diluted earnings per share. The two-class computation method for each period reflects the cash dividends paid per share for each class of stock, plus the amount of allocated undistributed earnings per share computed using the participation percentage which reflects the dividend rights of each class of stock. Basic and diluted earnings per share were computed using the two-class method as prescribed in EITF No. 03-6. The shares of Class B common stock are considered to be participating convertible securities since the shares of Class B common stock are convertible on a share-for-share basis into shares of common stock and may participate in dividends with common stock according to a predetermined formula which is 90% of the amount of common stock cash dividends.

Diluted earnings per share is calculated by dividing net income, adjusted for interest savings, net of tax, on assumed conversion of convertible debentures and notes, by the actual shares outstanding and share equivalents that would arise from the exercise of stock options, certain restricted stock awards, and the assumed conversion of convertible debentures and notes when dilutive. For the third quarter and first nine months of fiscal 2008 and 2007, the assumed conversion and the effect of the interest savings of our 7 3/4% notes and 8% notes were excluded because their inclusion would have been anti-dilutive.

The amounts per share presented in our unaudited condensed consolidated statements of operations are based on the following amounts (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	March 1, 2008	March 3, 2007	March 1, 2008	March 3, 2007
Numerator for basic and diluted EPS:
Income (loss) from continuing operations	$(2,166)	$1,524	$(3,237)	$2,046
Less dividends:
Common stock	296	583	1,481	1 ,740
Class B common stock	55	109	275	331

Undistributed earnings (losses)	$(2,517)	$832	$(4,993)	$(25)

Common stock undistributed earnings (losses)	$(2,124)	$700	$(4,212)	$(21)
Class B common stock undistributed earnings (losses) – basic	(393)	132	(781)	(4)

Total undistributed earnings (losses) – common stock and Class B common stock – basic	$(2,517)	$832	$(4,993)	$(25)

Common stock undistributed earnings (losses)	$(2,124)	$701	$(4,212)	$(21)
Class B common stock undistributed earnings (losses) – diluted	(393)	131	(781)	(4)

Total undistributed earnings (losses) – Class B common stock – diluted	$(2,517)	$832	$(4,993)	$(25)

Income (loss) from discontinued operations	$(10)	$(487)	$45	$(1,026)
Less dividends:
Common stock	296	583	1,481	1,740
Class B common stock	55	109	275	331

Undistributed losses	$(361)	$(1,179)	$(1,711)	$(3,097)

Common stock undistributed losses	$(305)	$(992)	$(1,443)	$(2,604)
Class B common stock undistributed losses – basic	(56)	(187)	(268)	(493)

Total undistributed losses – common stock and Class B common stock – basic	$(361)	$(1,179)	$(1,711)	$(3,097)

Common stock undistributed losses	$(305)	$(993)	$(1,443)	$(2,607)
Class B common stock undistributed losses – diluted	(56)	(186)	(268)	(490)

Total undistributed losses – Class B common stock – diluted	$(361)	$(1,179)	$(1,711)	$(3,097)

Net income (loss)	$(2,176)	$1,037	$(3,192)	$1,020
Less dividends:
Common stock	296	583	1,481	1,740
Class B common stock	55	109	275	331

Undistributed earnings (losses)	$(2,527)	$345	$(4,948)	$(1,051)

Common stock undistributed earnings (losses)	$(2,132)	$290	$(4,174)	$(884)
Class B common stock undistributed earnings (losses) – basic	(395)	55	(774)	(167)

Total undistributed earnings (losses) – common stock and Class B common stock – basic	$(2,527)	$345	$(4,948)	$(1,051)

Common stock undistributed earnings (losses)	$(2,132)	$291	$(4,174)	$(885)
Class B common stock undistributed earnings (losses) – diluted	(395)	54	(774)	(166)

Total undistributed earnings (losses) – Class B common stock – diluted	$(2,527)	$345	$(4,948)	$(1,051)

Denominator for basic and diluted EPS:
Denominator for basic EPS:
Common stock weighted average shares	14,805	14,559	14,790	14,493
Class B common stock weighted average shares, and shares under if-converted method for diluted earnings per share	3,048	3,048	3,048	3,048
Effect of dilutive securities
Unvested restricted stock awards	—	3	—	5
Dilutive stock options	—	122	—	92

Denominator for diluted EPS adjusted for weighted average shares and assumed conversions (1)	17,583	17,732	17,838	17,638

	Three Months Ended		Nine Months Ended
	March 1, 2008	March 3, 2007	March 1, 2008	March 3, 2007
Income (loss) from continuing operations per share:
Common stock – basic	$(0.12)	$0.09	$(0.18)	$0.12

Class B common stock – basic	$(0.11)	$0.08	$(0.17)	$0.11

Common stock – diluted	$(0.12)	$0.09	$(0.18)	$0.12

Class B common stock – diluted	$(0.11)	$0.08	$(0.17)	$0.11

Income (loss) from discontinued operations per share:
Common stock – basic	$(0.00)	$(0.03)	$0.00	$(0.06)

Class B common stock – basic	$(0.00)	$(0.03)	$0.01	$(0.06)

Common stock – diluted	$(0.00)	$(0.03)	$0.00	$(0.06)

Class B common stock – diluted	$(0.00)	$(0.03)	$0.01	$(0.06)

Net income (loss) per share:
Common stock – basic	$(0.12)	$0.06	$(0.18)	$0.06

Class B common stock – basic	$(0.11)	$0.05	$(0.16)	$0.05

Common stock – diluted	$(0.12)	$0.06	$(0.18)	$0.06

Class B common stock – diluted	$(0.11)	$0.05	$(0.16)	$0.05

Common stock options that were anti-dilutive and not included in diluted earnings per common share	1,728	1,762	1,728	1,792

(1)	Total common stock equivalents and Class B common stock for the three and nine months ended March 1, 2008, are excluded from our diluted common stock earnings per share calculation because their impact would be anti-dilutive.

11. SHARE BASED COMPENSATION

In the first quarter of fiscal 2007, we adopted SFAS No. 123 (Revised 2004), Share-Based Payment, which requires the measurement and recognition of compensation cost at fair value for all share-based payments, including stock options. We estimate fair value using the Black-Scholes option-pricing model, which requires assumptions such as expected volatility, risk-free interest rate, expected life, and dividends. Compensation cost is recognized using a graded-vesting schedule over the applicable vesting period, or date on which retirement eligibility is achieved, if shorter (non-substantive vesting period approach). Share-based compensation totaled approximately $0.2 million and $0.5 million for the third quarter and first nine months of fiscal 2008, respectively, as compared with $0.2 million and $0.8 million for the third quarter and first nine months of fiscal 2007, respectively.

12. SEGMENT REPORTING

Based on our interpretation of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”), we have identified three reportable segments: the RF, Wireless & Power Division, the Electron Device Group, and the Display Systems Group.

RFPD serves the global RF and wireless communications market, including infrastructure, and wireless networks, and the power conversion market.

EDG provides engineered solutions and distributes electronic components to customers in diverse markets including the steel, automotive, textile, plastics, semiconductor manufacturing, and broadcast industries.

DSG is a global provider of integrated display products, systems and digital signage solutions serving financial, corporate enterprise, healthcare, and industrial markets.

Each segment is directed by a Vice President and General Manager who reports to the Chief Executive Officer (“CEO”). The CEO evaluates performance and allocates resources, in part, based on the direct operating contribution of each segment. Direct operating contribution is defined as gross margin less direct selling expenses.

Operating results and assets by segment are summarized in the following table (in thousands):

	Net Sales	Gross Profit (1)	Direct Operating Contribution (Loss) (1)	Assets (2)
Third Quarter Fiscal 2008
RFPD	$93,415	$20,990	$10,449	$129,517
EDG	24,812	7,954	4,232	47,109
DSG	19,609	2,737	(1,395)	39,488

Total	$137,836	$31,681	$13,286	$216,114

Third Quarter Fiscal 2007
RFPD	$89,241	$20,576	$11,306	$128,537
EDG	24,384	7,922	4,925	46,347
DSG	19,592	4,713	182	38,453

Total	$133,217	$33,211	$16,413	$213,337

Nine Months Fiscal 2008
RFPD	$273,207	$62,457	$30,812	$129,517
EDG	76,774	24,471	13,455	47,109
DSG	59,871	11,634	(1,351)	39,488

Total	$409,852	$98,562	$42,916	$216,114

Nine Months Fiscal 2007
RFPD	$270,567	$62,431	$36,297	$128,537
EDG	74,552	23,972	15,575	46,347
DSG	62,801	14,870	1,615	38,453

Total	$407,920	$101,273	$53,487	$213,337

(1)	Included in gross profit and direct operating contribution (loss) for the third quarter and first nine months of fiscal 2008 are inventory write-downs of $0.9 million in RFPD and $1.9 million in DSG.

(2)	Accounts receivable, inventory, and goodwill are identified by segment. Cash, net property plant and equipment, and other assets are not identifiable by segment.

A reconciliation of net sales, gross profit, operating income (loss), and assets to the relevant consolidated amounts is as follows (in thousands):

	Third Quarter		Nine Months
	2008	2007	2008	2007
Segment net sales	$137,836	$133,217	$409,852	$407,920
Corporate	1,030	677	3,464	3,125

Net sales	$138,866	$133,894	$413,316	$411,045

Segment gross profit	$31,681	$33,211	$98,562	$101,273
Manufacturing variances and other costs	(440)	(1,097)	(883)	(1,773)

Gross profit	$31,241	$32,114	$97,679	$99,500

Segment direct operating contribution	$13,286	$16,413	$42,916	$53,487
Manufacturing variances and other costs	(440)	(1,097)	(883)	(1,773)
Regional selling expenses	—	(2,581)	—	(9,132)
Administrative expenses (1)	(13,634)	(11,360)	(37,666)	(34,829)
Gain on disposal of assets	81	2,418	70	2,098

Operating income (loss)	$(707)	$3,793	$4,437	$9,851

	March 1, 2008	June 2, 2007
Segment assets	$216,114	$208,939
Cash, cash equivalents, and restricted cash	30,542	79,335
Other current assets (2)	15,649	25,815
Net property (3)	29,902	29,278
Other assets (3) (4)	3,480	5,457
Assets of discontinued operations held for sale	—	247

Total assets	$295,687	$349,071

(1)	Included in administrative expenses for the third quarter and first nine months of fiscal 2008 is severance expense of $1.3 million and $2.1 million, respectively, primarily relating to the refocusing of DSG.
(2)	Other current assets include miscellaneous receivables, manufacturing inventories, prepaid expenses, and current deferred income taxes.
(3)	Net property and other assets as of June 2, 2007, have been restated to reflect the decision the Company made during the second quarter of fiscal 2008 to sell its building in Pianopoli, Italy. The net book value of the Company’s building in Pianopoli, Italy is classified as assets held for sale for the period ended June 2, 2007.
(4)	Other assets include investments, assets held for sale, non-current deferred income taxes, and other assets.

Geographic net sales information is primarily grouped by customer destination into the following five areas: North America, Asia/Pacific, Europe, Latin America, and Corporate. Europe includes sales to the Middle East and Africa. Net sales to Mexico are included as part of Latin America. Corporate consists of freight and other non-specific net sales.

Net sales and gross profit by geographic region are as follows (in thousands):

	Third Quarter		Nine Months
	FY 2008	FY 2007	FY 2008	FY 2007
Net Sales
North America	$55,193	$53,381	$167,033	$170,694
Asia/Pacific	40,536	40,505	121,829	119,306
Europe	38,034	36,111	109,951	106,725
Latin America	4,037	3,641	12,571	12,581
Corporate	1,066	256	1,932	1,739

Total	$138,866	$133,894	$413,316	$411,045

Gross Profit
North America	$14,326	$14,909	$43,913	$45,591
Asia/Pacific	9,563	9,947	28,462	28,528
Europe	9,983	9,353	28,620	27,614
Latin America	1,219	1,007	3,781	3,612
Corporate	(3,850)	(3,102)	(7,097)	(5,845)

Total	$31,241	$32,114	$97,679	$99,500

We sell our products to customers in diversified industries and perform periodic credit evaluations of our customers’ financial condition. Terms are generally on open account, payable net 30 days in North America, and vary throughout Asia/Pacific, Europe, and Latin America. Estimates of credit losses are recorded in the financial statements based on periodic reviews of outstanding accounts.

13. RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The standard clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. SFAS No. 157 will be effective beginning with our fiscal year 2009. We are currently in the process of assessing the impact of SFAS No. 157 but do not believe that the adoption of the standard will have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 provides guidance with respect to presentation and disclosure requirements for reporting financial assets and liabilities at fair value. SFAS No. 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurement, as included in SFAS No. 157, and in SFAS No. 107, Disclosures about Fair Value of Financial Instruments. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. SFAS No. 159 will be effective beginning with our fiscal year 2009. We are currently in the process of assessing the impact of SFAS No. 159 but do not believe that the adoption of the standard will have a material impact on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141-R, Business Combinations (“SFAS No. 141-R”) which revises SFAS No. 141, Business Combinations (“SFAS No. 141”). Under SFAS No. 141, organizations utilized the announcement date as the measurement date for the purchase price of the acquired entity. SFAS No. 141-R requires the measurement at the date the acquirer obtains control of the acquiree, generally referred to as the acquisition date. SFAS No. 141-R will have a significant impact on the accounting of transaction costs, restructuring costs as well as the initial recognition of contingent assets and liabilities assumed during a business combination. Under SFAS No. 141-R, adjustments to the acquired entity’s deferred tax assets and uncertain tax position balances occurring outside the measurement period are recorded as a component of the income tax expense, rather than goodwill. SFAS No. 141-R will be effective beginning with our fiscal year 2010. As the provisions of SFAS No. 141-R are applied prospectively, the impact to us cannot be determined until the transactions occur.

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

•

Results of Continuing Operations – an analysis and comparison of our consolidated results of operations for the three and nine months ended March 1, 2008, and March 3, 2007, as reflected in our unaudited condensed consolidated statements of operations.

•

Liquidity, Financial Position, and Capital Resources – a discussion of our primary sources and uses of cash for the nine months ended March 1, 2008, and March 3, 2007, and a discussion of selected changes in our financial position.

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

Our sales and marketing, product management, and purchasing functions are organized as follows:

RF, Wireless & Power Division (“RFPD”) serves the global RF and wireless communications market, including infrastructure, and wireless networks, and the power conversion market.

Electron Device Group (“EDG”) provides engineered solutions and distributes electronic components to customers in diverse markets including the steel, automotive, textile, plastics, semiconductor manufacturing, and broadcast industries.

Display Systems Group (“DSG”) is a global provider of integrated display products, systems and digital signage solutions serving financial, corporate enterprise, healthcare, and industrial markets.

We currently have operations in the following major geographic regions:

•	North America;

•	Asia/Pacific;

•	Europe; and

•	Latin America.

RESULTS OF CONTINUING OPERATIONS

Overview – Three Months Ended March 1, 2008

•

Cash flows used in operating activities were $0.4 million during the third quarter of fiscal 2008 while cash flows used in operating activities were $5.6 million during the third quarter of fiscal 2007.

•	Net sales for RFPD, EDG, and DSG increased 4.7%, 1.8%, and 0.1%, respectively, during the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007.

•	Gross margin percentage for RFPD, EDG, and DSG decreased by 0.6%, 0.4%, and 10.1%, respectively, during the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007.

•	Operating loss during the third quarter of fiscal 2008 was $0.7 million compared to operating income of $3.8 million generated during the third quarter of fiscal 2007.

•	Net loss during the third quarter of fiscal 2008 was $2.2 million compared to net income of $1.0 million generated during the third quarter of fiscal 2007.

Overview – Nine Months Ended March 1, 2008

•

Cash flows provided by operating activities were $8.3 million during the first nine months of fiscal 2008 while cash flows used in operating activities were $8.8 million during the first nine months of fiscal 2007.

•

Net sales for RFPD and EDG increased 1.0% and 3.0%, respectively, during the first nine months of fiscal 2008 compared to the first nine months of fiscal 2007. Net sales for DSG decreased 4.7% during the first nine months of fiscal 2008 compared to the first nine months of fiscal 2007.

•	Gross margin percentage for RFPD, EDG, and DSG decreased by 0.2%, 0.3%, and 4.3%, respectively, during the first nine months of fiscal 2008 compared to the first nine months of fiscal 2007.

•	Operating income generated during the first nine months of fiscal 2008 was $4.4 million compared to operating income of $9.9 million generated during the first nine months of fiscal 2007.

•	Net loss during the first nine months of fiscal 2008 was $3.2 million compared to net income of $1.0 million generated during the first nine months of fiscal 2007.

Net Sales and Gross Profit Analysis

During the third quarter of fiscal 2008, consolidated net sales increased 3.7% reflecting sales growth in all three segments. Net sales during the first nine months of fiscal 2008 increased 0.6% due primarily to an increase in wireless and electron device products, partially offset by a decrease in sales of display systems products.

Net sales by segment and percent change for the three and nine months ended March 1, 2008, and March 3, 2007, was as follows (in thousands):

Net Sales

	FY 2008	FY 2007	% Change
Third Quarter
RFPD	$93,415	$89,241	4.7%
EDG	24,812	24,384	1.8%
DSG	19,609	19,592	0.1%
Corporate	1,030	677

Total	$138,866	$133,894	3.7%

Nine Months
RFPD	$273,207	$270,567	1.0%
EDG	76,774	74,552	3.0%
DSG	59,871	62,801	(4.7%)
Corporate	3,464	3,125

Total	$413,316	$411,045	0.6%

Consolidated gross profit decreased 2.7% and 1.8% during the third quarter and first nine months of fiscal 2008, respectively. Consolidated gross margin as a percentage of net sales decreased to 22.5% and 23.6% in the third quarter and first nine months of fiscal 2008, respectively, as compared to 24.0% and 24.2% for the third quarter and first nine months of fiscal 2007, respectively. The decline in both gross profit and gross margin as a percentage of net sales was due primarily to inventory write-downs of $2.8 million. DSG and RFPD incurred inventory write-downs during the third quarter of fiscal 2008 of $1.9 million and $0.9 million, respectively. Gross profit reflects the distribution and manufacturing product margin less manufacturing variances, inventory overstock charges, customer returns, scrap and cycle count adjustments, engineering costs, and other provisions. Gross profit on freight, severance costs, and miscellaneous costs are included under the caption “Corporate.”

Gross profit by segment and percent of segment sales for the three and nine months ended March 1, 2008, and March 3, 2007, were as follows (in thousands):

Gross Profit

	FY 2008	% of Net Sales	FY 2007	% of Net Sales
Third Quarter
RFPD	$20,990	22.5%	$20,576	23.1%
EDG	7,954	32.1%	7,922	32.5%
DSG	2,737	14.0%	4,713	24.1%
Corporate	(440)		(1,097)

Total	$31,241	22.5%	$32,114	24.0%

Nine Months
RFPD	$62,457	22.9%	$62,431	23.1%
EDG	24,471	31.9%	23,972	32.2%
DSG	11,634	19.4%	14,870	23.7%
Corporate	(883)		(1,773)

Total	$97,679	23.6%	$99,500	24.2%

RF, Wireless & Power Division

RFPD net sales were $93.4 million during the third quarter of fiscal 2008, a $4.2 million increase, or 4.7%, from $89.2 million during the third quarter of fiscal 2007. Net sales were $273.2 million during the first nine months of fiscal 2008, a $2.6 million increase, or 1.0%, from $270.6 million during the first nine months of fiscal 2007. The net sales increase for both periods was due primarily to an increase in sales of passive/interconnect and power conversion products, partially offset by a decrease in infrastructure products. Passive/interconnect net sales increased 17.6% and 3.0% to $16.0 million and $45.2 million during the third quarter and first nine months of fiscal 2008, respectively, from $13.6 million and $43.9 million in the same periods during fiscal 2007. The growth in net sales of passive/interconnect products during the third quarter of fiscal 2008 was primarily in Asia/Pacific, North America, and Europe, while the net sales growth during the first nine months of fiscal 2008 due primarily in Asia/Pacific and Europe, partially offset by a decline in North America. The net sales growth of passive/interconnect products in Asia/Pacific and Europe was due primarily to the expansion of a consumer wireless franchise. Power conversion net sales increased 11.3% and 13.8% to $13.8 million and $40.4 million for the third quarter and first nine months of fiscal 2008, respectively, from $12.4 million and $35.5 million in the same periods during fiscal 2007. The growth in net sales of power conversion during both the third quarter and first nine months of fiscal 2008 was primarily in Asia/Pacific and Europe. Net sales of power conversion products in Asia/Pacific and Europe benefited from RFPD’s penetration of the welding and steel manufacturing market with induction heating and power supply applications. Alternative energy application growth in Europe and Asia/Pacific also contributed to the increase in power conversion net sales. Net sales of infrastructure products declined 7.2% and 8.0% to $24.6 million and $70.4 million during the third quarter and first nine months of fiscal 2008, respectively, from $26.5 million and $76.5 million in the same periods during fiscal 2007. The decline in net sales of infrastructure products for both the third quarter and first nine months of fiscal 2008 was primarily in Asia/Pacific, partially offset by increases in Europe. The decline in Asia/Pacific was due to the timing of the different phases of the Time Division-Synchronous Code Division Multiple Access (“TD-SCDMA”) project in China. Phase one of the TD-SCDMA project occurred during fiscal 2007, while phase two is scheduled to be completely deployed in the fourth quarter of fiscal 2008. The gross margin as a percent of net sales declined to 22.5% and 22.9% during the third quarter and first nine months of fiscal 2008, respectively, from 23.1% for both during the third quarter and first nine months of fiscal 2007. The decline in gross margin as a percent of net sales for both periods was due primarily to $0.9 million of inventory write-downs during the third quarter of fiscal 2008.

Electron Device Group

EDG net sales were $24.8 million during the third quarter of fiscal 2008, a $0.4 million increase, or 1.8%, from $24.4 million during the third quarter of fiscal 2007. Net sales were $76.8 million during the first nine months of fiscal 2008, a $2.2 million increase, or 3.0%, from $74.6 million during the first nine months of fiscal 2007. The net sales increase for both periods was due to an increase in tube sales, partially offset by a decline in net sales of semiconductor fabrication equipment products. Net sales of tubes increased 8.1% and 7.1% to $17.4 million and $54.0 million for the third quarter and first nine months of fiscal 2008, respectively, from $16.1 million and $50.4 million in the same periods during fiscal 2007. The increase in net sales of tubes was primarily due to price increases. Semiconductor fabrication equipment net sales declined 15.6% and 7.7% to $5.0 million and $15.6 million during the third quarter and first nine months of fiscal 2008, respectively, as compared to the third quarter and first nine months of fiscal 2007. The semiconductor fabrication equipment industry experienced an overall decline during fiscal 2008 as compared to fiscal 2007. Gross profit improved of 0.4% and 2.1% during the third quarter and first nine months of fiscal 2008 compared to the same time periods during fiscal 2007, respectively, primarily due to the increase in sales volume. Gross margin as a percent of sales decreased to 32.1% and 31.9% in the third quarter and first nine months of fiscal 2008, respectively, as compared to 32.5% and 32.2% in the third quarter and first nine months of fiscal 2007, respectively. The decline in gross margin for both periods was due primarily to a decline in semiconductor fabrication equipment product margins, partially offset by improved tube margins.

Display Systems Group

DSG net sales increased slightly to $19.6 million during the third quarter of fiscal 2008. Net sales were $59.9 million during the first nine months of fiscal 2008, a $2.9 million decline, or 4.7%, from $62.8 million during the first nine months of fiscal 2007, due primarily to a decline in medical monitors and custom display products. Net sales of medical monitors were $14.5 million during the first nine months of fiscal 2008 compared to $17.0 million during the first nine months of fiscal 2007. The decline in medical monitors was due primarily to price erosion as a result of increased competition. Net sales of custom display products declined to $27.0 million, or 12.3% during the first nine months of fiscal 2008 from $30.8 million during the first nine months of fiscal 2007. The decline in custom displays was due primarily to the completion of non-recurring projects during fiscal 2007 as well as continued reduction in sales of CRT monitors. The gross margin as a percent of net sales declined to 14.0% and 19.4% during the third quarter and first nine months of fiscal 2008, respectively, from 24.1% and 23.7% during the third quarter and first nine months of fiscal 2007. The decline in gross margin as a percent of net sales for both periods was due primarily to $1.9 million of inventory write-downs during the third quarter of fiscal 2008 related to the implementation of a new business plan.

During the third quarter of fiscal 2008, DSG began implementing a new business plan that included exiting unprofitable market segments, exiting distribution of low margin branded products, and increased focus on digital signage. As a result of the shift in business focus, DSG eliminated more than 30 positions expected to result in more than $3 million of annualized fixed cost savings.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses (“SG&A”) increased during the third quarter of fiscal 2008 to $32.0 million from $30.7 million during the third quarter of fiscal 2007. SG&A during the first nine months of fiscal 2008 increased to $93.3 million from $91.7 million during the first nine months of fiscal 2007. The increase in SG&A expense in the third quarter and first nine months of fiscal 2008 was due primarily to an increase in severance expense related to the refocusing of the DSG business. Severance expense was $1.5 million and $3.0 million during the third quarter and first nine months of fiscal 2008, respectively, as compared with severance costs of $0.3 million and $1.5 million during the third quarter and first nine months of fiscal 2007, respectively. SG&A as a percent of net sales increased slightly to 23.1% and 22.6% of net sales during the third quarter and first nine months of fiscal 2008, respectively, as compared with 23.0% and 22.3% of net sales during the third quarter and first nine months of fiscal 2007.

Other (Income) Expense

During the third quarter of fiscal 2008, other (income) expense decreased slightly to an expense of $1.2 million during the third quarter of fiscal 2008. During the first nine months of fiscal 2008, other (income) expense was $6.6 million compared with $6.1 million during the first nine months of fiscal 2007. The increase in other expense during the first nine months of fiscal 2008 was due primarily to unfavorable changes in foreign currency exchange rates and an increase in interest expense, partially offset by costs incurred in the first quarter of fiscal 2007 associated with the retirement of long-term debt. Other (income) expense included a foreign exchange loss of $1.6 million during the first nine months of fiscal 2008 as compared to a foreign exchange loss of $0.3 million during the first nine months of fiscal 2007. The foreign exchange loss in the first nine months of fiscal 2008 includes a loss of approximately $0.9 million relating to cash received from the sale of our SSD/Burtek business that was temporarily held in our European entities. Other (income) expense included costs associated with the retirement of long-term debt of $2.5 million in the first quarter of fiscal 2007 due to us entering into two separate agreements in August 2006 to purchase $14.0 million of our 8% convertible senior subordinated notes. We incurred no such charges in fiscal 2008. Interest expense increased to $5.6 million during the first nine months of fiscal 2008 as compared to $4.2 million during the first nine months of fiscal 2007. See Note 8 “Debt” of our unaudited condensed consolidated financial statements for additional discussion on interest expense.

Income Tax Provision

The effective income tax rate for the third quarter of fiscal 2008 was a provision of 14.1% as compared with a provision of 40.9% for the third quarter of fiscal 2007. The difference between the effective tax rates as compared to the U.S. federal statutory rate of 34% primarily results from our geographical distribution of taxable income or losses and valuation allowances related to net operating losses. For the third quarter of fiscal 2008, the tax benefit related to net operating losses was limited by a net increase in valuation allowances of $1.8 million.

In the normal course of business, we are subject to examination by taxing authorities throughout the world. We are no longer subject to either U.S. federal, state, or local tax examinations by tax authorities for years prior to fiscal year 2004. With few exceptions, we are no longer subject to non-U.S. income tax examinations by tax authorities for years prior to fiscal year 2002. Our primary foreign tax jurisdictions are the United Kingdom, Germany, Singapore, and the Netherlands. We have tax years open in Singapore beginning in fiscal year 2002; in Germany and the Netherlands beginning in fiscal year 2003; in the U.S. beginning in fiscal year 2004; and in the United Kingdom beginning in fiscal year 2005.

Effective June 3, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109, Accounting for Income Taxes (“FIN 48”). The application of FIN 48 would have resulted in an increase in retained earnings of $1.6 million, except that the increase was fully offset by the application of a valuation allowance against net operating losses. In addition, we reclassified $7.0 million of income tax liabilities from current liabilities to non-current liabilities as we do not anticipate settling the liabilities within the next twelve months.

At June 3, 2007, our worldwide liability for uncertain tax positions was $6.5 million, excluding interest and penalties. Unrecognized tax benefits of $2.6 million would affect our effective tax rate if recognized. There were no significant changes in components of the liability in the nine months ending March 1, 2008.

We record penalties and interest relating to uncertain tax positions in the income tax expense line item within the unaudited condensed consolidated statements of operations. At June 3, 2007, approximately $0.8 million was included in the liability for uncertain tax positions for the possible payment of interest and penalties. There were no significant changes to penalties and interest relating to uncertain tax positions in the nine months ending March 1, 2008.

It is reasonably possible that there will be a change in the unrecognized tax benefits in the range of $0 to approximately $1.4 million due to the expiration of various statutes of limitations within the next 12 months.

Net Income (Loss) and Per Share Data

Net loss for the third quarter of fiscal 2008 was $2.2 million, or $0.12 per diluted common share and $0.11 per Class B diluted common share as compared with net income of $1.0 million for the third quarter of fiscal 2007, or $0.06 per diluted common share and $0.05 per Class B diluted common share. Net loss for the first nine months of fiscal 2008 was $3.2 million, or $0.18 per diluted common share and $0.16 per Class B diluted common share as compared with net income of $1.0 million for the first nine months of fiscal 2007, or $0.06 per diluted common share and $0.05 per Class B diluted common share.

LIQUIDITY, FINANCIAL POSITION, AND CAPITAL RESOURCES

We have financed our growth and cash needs largely through income from operations, borrowings under the revolving credit facilities, issuance of convertible senior subordinated notes, and sale of assets. Liquidity provided by operating activities is reduced by working capital requirements, debt service, capital expenditures, dividends, and business acquisitions. Liquidity provided by operating activities is increased by proceeds from borrowings and from the disposition of businesses and assets.

Cash and cash equivalents were $30.5 million as of March 1, 2008, as compared to $17.4 million as of June 2, 2007.

Cash Flows from Operating Activities

Cash provided by operating activities during the first nine months of fiscal 2008 was $8.3 million, due primarily to lower inventories and accounts receivable, and higher accounts payable balances, partially offset by lower accrued liabilities balances. The decline in inventory balances of $8.7 million, excluding the impact of foreign currency exchange rate changes of $5.8 million, during the first nine months of fiscal 2008 was due primarily to the implementation of a stricter purchasing discipline and write-downs of $2.8 million. The decline in accounts receivable balances of $7.8 million, excluding the impact of foreign currency exchange rate changes of $5.9 million, during the first nine months of fiscal 2008 was due primarily to improved cash collections. The increase in accounts payable balances of $1.5 million, excluding the impact of foreign currency exchange rate changes of $1.5 million, during the first nine months of fiscal 2008 was due primarily to negotiating payment terms with many of our vendors. The decline in accrued liabilities balances of $5.9 million, excluding the impact of foreign currency rate changes of $0.3 million, during the first nine months of fiscal 2008 was due primarily to the timing of payments of interest on long-term debt.

Cash used in operating activities during the first nine months of fiscal 2007 was $8.8 million due primarily to higher inventories and lower accrued liabilities, partially offset by lower accounts receivable. The increase in inventory balances of $14.8 million, excluding the impact of foreign currency exchange rate changes of $0.4 million, during the first nine months of fiscal 2007 was due primarily to higher inventory stocking levels to support anticipated sales growth. The decline in accrued liabilities balances of $7.1 million, excluding the impact of foreign currency exchange rate changes of $0.1 million, during the first nine months of fiscal 2007 was due primarily to the payments of interest on long-term debt. The decline in accounts receivable balances of $5.0 million, excluding the impact of foreign currency exchange rate changes of $1.0 million, during the first nine months of fiscal 2007 was due primarily to a decline in sales volume.

Cash Flows from Investing Activities

Net cash used in investing activities of $3.1 million during the first nine months of fiscal 2008 was due primarily to capital expenditures of $4.2 million for information technology projects and building improvements, partially offset by proceeds from the sales of assets of $1.0 million.

Net cash provided by investing activities of $1.2 million during the first nine months of fiscal 2007 was due primarily to the liquidation of approximately $3.5 million of long-term investments and proceeds from sales of assets of $3.1 million, partially offset by capital expenditures of $4.7 million for information technology projects.

Cash Flows from Financing Activities

Net cash provided by financing activities of $4.5 million and $2.5 million during the first nine months of fiscal 2008 and 2007, respectively, are summarized in the following table (in thousands):

	Nine Months Ended
	March 1, 2008	March 3, 2007
Net debt borrowings on new $40 million credit agreement (“new credit agreement”)	$10,000	$—
Net debt borrowings (payments) on multi-currency revolving credit agreement (“credit agreement”)	(65,711)	20,361
Use of restricted cash to pay down credit agreement	61,899	—
Cash dividends paid	(1,756)	(2,071)
Payments on retirement of long-term debt	—	(15,915)
Other	45	81

Cash provided by financing activities	$4,477	$2,456

We entered into a new credit agreement on July 27, 2007, which included a Euro subfacility of $15.0 million and a Singapore subfacility of $5.0 million. Pursuant to an amendment to the new credit agreement entered into on February 29, 2008, the Euro subfacility and Singapore subfacility individual limits were increased to $20.0 million each; however, the total amount of the combined Euro subfacility and Singapore subfacility is limited to $25.0 million. The U.S. facility is reduced if amounts drawn on the Euro subfacility and Singapore subfacility exceed $20.0 million, maintaining a total capacity of $40.0 million on the new credit agreement. This new credit agreement expires in July 2010 and bears interest at applicable LIBOR, SIBOR, or prime rates plus a margin varying with certain quarterly borrowings under the new credit agreement. This new credit agreement is secured by a lien on the Company’s U.S. assets and also contains a financial covenant requiring the Company to maintain a leverage ratio of less than 2.0 to 1.0. Pursuant to an amendment to the new credit agreement entered into on November 29, 2007, the required leverage ratio was increased to 3.0 to 1.0 for the fiscal quarters ended December 1, 2007, and March 1, 2008. The commitment fee related to the new credit agreement is 0.25% per annum payable quarterly on the average daily unused portion of the aggregate commitment. As of March 1, 2008, there was $10.0 million outstanding under the new credit agreement. Outstanding letters of credit were approximately $0.1 million, and the unused line was $29.9 million. All amounts drawn on the new credit agreement at March 1, 2008 were on the U.S. facility as no amounts were drawn on either the Euro subfacility or Singapore subfacility. Based on our loan covenants, actual available credit as of March 1, 2008, was $25.9 million.

We believe that the existing sources of liquidity, including current cash, as well as cash provided by operating activities, supplemented as necessary with funds available under credit arrangements, will provide sufficient resources to meet known capital requirements and working capital needs for the fiscal year ending May 31, 2008.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Risk Management and Market Sensitive Financial Instruments

Certain operations, assets, and liabilities of ours are denominated in foreign currencies subjecting us to foreign currency exchange risk. In addition, some of our debt financing varies with market rates exposing us to the market risk from changes in interest rates. In order to provide the user of these financial statements guidance regarding the magnitude of these risks, the Securities and Exchange Commission requires us to provide certain quantitative disclosures based upon hypothetical assumptions. Specifically, these disclosures require the calculation of the effect of a 10% increase in market interest rates and an unfavorable 10% change in the U.S. dollar against foreign currencies on the reported net earnings and financial position

Interest Expense Exposure

Our new credit agreement’s interest rates vary based on market interest rates. Had interest rates increased 10%, interest expense would have increased by an immaterial amount for the third quarter of fiscal 2008 and the third quarter of fiscal 2007.

Foreign Currency Exposure

Our foreign denominated assets and liabilities are cash, accounts receivable, inventory, accounts payable, and intercompany receivables and payables, as it conducts business in countries of the European Union, Asia/Pacific and, to a lesser extent, Canada and Latin America. Tools that we could use to manage foreign exchange exposures include currency clauses in sales contracts, local debt to offset asset exposures and forward contracts to hedge significant transactions. We have not entered into any forward contracts in fiscal 2008 or 2007.

Had the U.S. dollar changed unfavorably 10% against various foreign currencies, net sales would have been lower by an estimated $5.2 million and $15.6 million during the third quarter and first nine months of fiscal 2008, respectively. Had the U.S. dollar changed unfavorably 10% against various foreign currencies, net sales would have been lower by an estimated $5.2 million and $15.2 million during the third quarter and first nine months of fiscal 2007, respectively. Total assets would have declined by an estimated $30.2 million as of March 1, 2008, and an estimated $17.9 million as of the fiscal year ended June 2, 2007. The total liabilities would have decreased by an estimated $1.1 million as of March 1, 2008, and an estimated $3.8 million as of the fiscal year ended June 2, 2007.

The interpretation and analysis of these disclosures should not be considered in isolation since such variances in interest rates and exchange rates would likely influence other economic factors. Such factors, which are not readily quantifiable, would likely also affect our operations.

For an additional description of our market risk, see “Item 7A – Quantitative and Qualitative Disclosures about Market Risk – Risk Management and Market Sensitive Financial Instruments” in our Annual Report on Form 10-K for the fiscal year ended June 2, 2007.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of March 1, 2008. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

(b)	Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the third quarter of fiscal 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are involved in several pending judicial proceedings concerning matters arising in the ordinary course of our business. We cannot predict the outcome of any pending legal matters, and an unfavorable outcome of any one or more of these matters could have a material adverse impact on our business, results of operations, cash flows, and financial position.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended June 2, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially impact our operations and financial condition.

ITEM 5.	OTHER INFORMATION

Results of Operation and Financial Condition and Declaration of Dividend

On April 9, 2008, we issued a press release reporting results for our third quarter ended March 1, 2008, and the declaration of a cash dividend. A copy of the press release is furnished with this report as Exhibit 99.1 to this Form 10-Q and incorporated by reference herein.

ITEM 6.	EXHIBITS

See exhibit index which is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RICHARDSON ELECTRONICS, LTD.

Date:	April 10, 2008	By:	/s/ Kathleen S. Dvorak
Kathleen S. Dvorak
Chief Financial Officer
(on behalf of the Registrant and as Principal Financial Officer)

Exhibit Index

(c)	EXHIBITS

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of the Company, incorporated by reference to Appendix B to the Proxy Statement / Prospectus dated November 13, 1986, incorporated by reference to the Company’s Registration Statement on Form S-4.

3.2	Amended and Restated By-laws of the Company, incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 1, 2007.

10.1	Second Amendment to Revolving Credit Agreement entered into as of February 29, 2008, by and among Richardson Electronics, Ltd., Richardson Electronics Limited, Richardson Electronics Benelux B.V., Richardson Electronics Pte Ltd., Richardson Electronics Pty Limited, and JP Morgan Bank, N.A.

31.1	Certification of Edward J. Richardson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed pursuant to Part I).

31.2	Certification of Kathleen S. Dvorak pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed pursuant to Part I).

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed pursuant to Part I).

99.1	Press release, dated April 9, 2008, regarding the Company’s results for its fiscal third quarter ended March 1, 2008, and the declaration of a cash dividend.