Form 10-K
period 2008-05-31
RICHARDSON ELECTRONICS LTD/DE
filed 2008-07-31
CIK 355948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	FOR ANNUAL REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of December 1, 2007, was approximately $92.7 million.

As of July 28, 2008, there were outstanding 14,864,561 shares of Common Stock, $.05 par value and 3,048,258 shares of Class B Common Stock, $.05 par value, which are convertible into Common Stock of the registrant on a one-for-one basis.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders scheduled to be held October 7, 2008, which will be filed pursuant to Regulation 14A, are incorporated by reference in Part III of this report. Except as specifically incorporated herein by reference, the above mentioned Proxy Statement is not deemed filed as part of this report.

Forward Looking Statements

Certain statements in this report may constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. The terms “may,” “should,” “could,” “anticipate,” “believe,” “continues,” “estimate,” “expect,” “intend,” “objective,” “plan,” “potential,” “project” and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. These statements are based on management’s current expectations, intentions or beliefs and are subject to a number of factors, assumptions and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Factors that could cause or contribute to such differences or that might otherwise impact the business include the risk factors set forth in Item 1A of this Form 10-K. We undertake no obligation to update any such factor or to publicly announce the results of any revisions to any forward-looking statements contained herein whether as a result of new information, future events or otherwise.

PART I

Item 1. Business

General

Richardson Electronics, Ltd. (“we”, “us”, and “our”) was originally incorporated in the state of Illinois in 1947 and is currently incorporated in the state of Delaware. We are a global provider of engineered solutions and a global distributor of electronic components to the radio frequency (“RF”), wireless and power conversion, electron device, and display systems markets with total sales in fiscal 2008 of $568.4 million. Utilizing our core engineering and manufacturing capabilities, we are committed to a strategy of providing specialized technical expertise and value-added products, or “engineered solutions,” in response to our customers’ needs. These solutions include products which we manufacture or modify and products which are manufactured to our specifications by independent manufacturers under our own private labels. Additionally, we provide solutions and add value through design-in support, systems integration, prototype design and manufacturing, testing, and logistics for end products of our customers. Design-in support includes component modifications or the identification of lower-cost product alternatives or complementary products.

Our fiscal year 2008 began on June 3, 2007, and ended on May 31, 2008. Unless otherwise noted, all references in this document to a particular year shall mean our fiscal year.

Our products include RF and microwave components, power semiconductors, electron tubes, microwave generators, and data display monitors. These products are used to control, switch or amplify electrical power signals, or are used as display devices in a variety of industrial, commercial, and communication applications.

Our sales and marketing, product management, and purchasing functions are organized as follows:

RF, Wireless & Power Division (“RFPD”) serves the global RF and wireless communications market, including infrastructure, wireless networks, and the power conversion market.

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

On May 31, 2007, we completed the sale of the Security Systems Division/Burtek Systems (“SSD/Burtek”) to Honeywell International Incorporated (“Honeywell”). SSD/Burtek is presented as a discontinued operation in accordance with the criteria of Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), and prior period results and disclosures have been restated to reflect this reporting.

Selected financial data attributable to each segment and geographic region for fiscal 2008, 2007, and 2006 is set forth in Note 12 “Segment and Geographic Data” of the notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

RF, Wireless & Power Division

Our RFPD serves the global RF and wireless communications market, including infrastructure and wireless networks and the power conversion markets. Our team of RF and wireless engineers assist customers in designing circuits, selecting cost-effective components, planning reliable and timely supply, prototype testing, and assembly. The team offers its customers and vendors a broad range of engineering and technical support including the design-in of RF, wireless and power components and the development of engineered solutions for their support system requirements. Our team of power conversion engineers design solutions for applications such as motor speed controls, industrial heating, laser technology, semiconductor manufacturing equipment, radar, and welding. The team builds on its expertise in power conversion technology to provide engineered solutions to its customers’ specifications using components from industry-leading vendors.

We expect continued growth in wireless applications. As demand for wireless communication increases worldwide, we believe the rising demand for high-speed data transmission will result in major investments in both system upgrades and new systems to handle broader bandwidth. We believe wireless and power conversion products for niche applications, which will require engineered solutions using the latest RF technology and electronic components, include:

•	Wireless Networks—Wireless technologies used for short-range interconnection, both within the home or office or last mile solutions from a neighborhood to the home.

•	Wireless Infrastructure—Equipment required to support the transmission of RF signals.

•	Power Conversion—Alternative energy, high power applications such as power suppliers, welding, motor controls, and converting AC/DC and DC/AC.

Our growth is supported by our collaboration with leading manufacturers. A key factor in our ability to maintain a strong relationship with our vendors and to attract new vendors is our ability to supply them with worldwide demand forecasts for their existing products as well as products they have in development. We have developed internal systems to capture forecasted product demand by potential design opportunity based on dialogue between our sales team and our customers. We share this information with our suppliers to help them forecast near and long-term demand and product life cycles.

We have global distribution agreements with leading suppliers such as ANADIGICS, Advanced Power Technologies, Aavid, Anaren, ATC, Cornell-Dubilier, Freescale, HUBER+SUHNER, M/A-COM, Peregrine, Vishay, Wakefield, and WJ Communications. In addition, we have relationships with many niche RF, wireless, and power suppliers allowing us to serve as a comprehensive RF, wireless, and power resource.

We participate in most RF, wireless, and power applications and markets in the world by focusing on infrastructure applications rather than consumer-driven subscriber applications.

The following is a description of RFPD’s major product areas:

•

RF and Microwave Active Devices—a wide variety of components, such as RF transistors, mixers, switches, amplifiers, oscillators, and RF diodes, which are used in infrastructure, wireless networking, and other related markets, such as broadcast, cable TV, cellular and personal communication services, telephony, satellite, wireless local area networks, and various other wireless applications.

•	RF & Microwave Passive Devices—components used in the “transmit and receive” side of all types of electronic equipment including those employing RF technology.

•	Digital Broadcast Systems—components and assemblies used in a broad range of applications in the digital broadcast market, including satellite, transmission, and communication.

•

Power Conversion Products (Silicon Controlled Rectifiers, Heat Sink Assemblies and Power Semiconductor Modules)—components used in many industrial control applications because of their ability to switch large amounts of power at high speeds. These silicon power devices are capable of operating at up to 4,000 volts at 2,000 amperes.

•

High Voltage and Power Capacitors—devices used in industrial, avionics, medical, and broadcast applications for filtering, high-current bypass, feed-through capacitance for harmonic attenuation, pulse shaping, grid and plate blocking, tuning and tank circuits, antenna coupling, and energy discharge.

Electron Device Group

Our EDG provides engineered solutions and distributes electronic components to customers in diverse markets including the steel, automotive, textile, plastics, semiconductor manufacturing, and broadcast industries. Our team of engineers design solutions for applications such as industrial heating, laser technology, semiconductor manufacturing equipment, radar, and welding. The group builds on our expertise in high power, high frequency vacuum devices to provide engineered solutions to fit our customers’ specifications using competitive components from industry-leading vendors.

We serve the industrial market’s need for both vacuum tube and semiconductor manufacturing equipment technologies. We provide replacement products for systems using electron tubes as well as design and assembly services for new systems employing semiconductor manufacturing equipment. Our customers’ demand for higher power and shorter processing time increases the need for tube-based systems.

We represent leading manufacturers of electron tubes and semiconductor manufacturing equipment used in industrial power applications. Among the suppliers we support are Amperex, CPI, Draloric, Eimac, General Electric, Hitachi, Jennings, Litton, L3, National, NJRC, and Thales.

The following is a description of EDG’s major product areas:

•

Power Amplifier/Oscillator Tubes—vacuum or gas-filled tubes used in applications where current or voltage amplification and/or oscillation is required. Applications include induction heating, diathermy equipment, communications, broadcast, radar systems, and power supplies for voltage regulation or amplification.

•	Magnetrons—microwave tubes used in industrial applications ranging from industrial scale food processing and plasma generation for semiconductor fabrication processes, to marine and avionics radar.

•

Contract Manufacturing—specializing in projects requiring use of sophisticated processes, low to medium volume, and for industries insisting upon a high level of quality including “copy exact” discipline. The semiconductor equipment, medical equipment, and industrial equipment markets have been the primary market segments targeted to date.

•

Microwave Generators—devices that incorporate magnetrons, which are high vacuum oscillator tubes used to generate energy at microwave frequencies. The pulsed magnetron is primarily used to generate high-energy microwave signals for radar applications. Magnetrons are also used in vulcanizing rubber, food processing, packaging, wood/glue drying, manufacturing of wafers for the semiconductor industry, and other industrial heating applications such as microwave ovens, and by the medical industry for sterilization and cancer therapy.

•

Hydrogen Thyratrons—electron tubes capable of high speed and high voltage switching. Hydrogen thyratrons are used to control the power in laser and radar equipment and in linear accelerators for cancer treatment.

•

Ignitrons—mercury pool tubes used to control the flow of large amounts of electrical current. Ignitrons primary applications are welding equipment, power conversion, fusion research, and power rectification equipment.

•

Thyratrons and Rectifiers—vacuum or gas-filled tubes used to control the flow of electrical current. Thyratrons are used to control ignitrons, electric motor speed controls, theatrical lighting, and machinery such as printing presses and various types of medical equipment. Rectifiers are used to restrict electric current flow to one direction in power supply applications.

Display Systems Group

Our DSG is a leading global provider of integrated display products, workstations, and value-added services to the healthcare, industrial original equipment manufacturer (“OEM”), and digital signage markets. Our engineers manufacture, source and support a full spectrum of solutions to match the needs of our customers. We offer custom display solutions that include touch screens, protective panels, custom enclosures, specialized cabinet finishes, application specific software packages, and our own privately-branded display products. In addition, we partner with leading branded hardware vendors to offer the highest quality liquid crystal displays, mounting devices, and customized computing platforms.

Our medical imaging hardware partnership program allows us to deliver integrated hardware and software solutions for the growing medical imaging market in its transition from film-based technology to digital technology by combining our hardware expertise in medical imaging display solutions, workstations, peripherals, technical support and services with our software partners’ expertise in picture archiving and communications systems (“PACS”). Through such collaborative arrangements, we are able to provide integrated imaging workstation systems with technical support and services to the end user and resellers, as well as other medically approved display solutions for various other modalities in the hospital such as endoscopy and cardiology. We have also been successful in supporting the needs of the operating room by providing specialized large screen LCD displays.

The industrial OEM market offers a vast array of custom based project opportunities that complement our ability to provide value-added manufacturing capabilities. We continue to focus on specialty display applications by leveraging engineering resources and advanced technologies. We meet the needs of this complex market environment by providing programs and material management services.

The digital signage market is an area that represents a tremendous growth opportunity for us. We utilize a turn-key approach for growing sales and services revenue specific to signage applications, targeting (but not limited to) the enterprise, financial, and hospitality markets. We provide display hardware and associated products, computers, and software that are either branded or custom variations. We offer a suite of services and support including installation, maintenance, phone and internet support.

We have long-standing relationships with key component and finished goods manufacturers including 3M, AUO, CMO, Eizo, Fimi Philips, HP, IBM, Intel, LG, NEC Displays, Planar Systems, Sharp Electronics, Samsung, and WIDE Corporation. We believe our distributor relationships in conjunction with our OEM manufacturing capabilities and private label brands allow us to maintain a well-balanced and technologically advanced line of products.

The following is a description of DSG’s major product areas:

•	Custom LCD Displays—flat panel display monitors which are usually integrated with touch screen technology or special mounting configurations based on the customer’s requirements.

•

High Resolution Medical Displays—an integral component of picture archiving and communications systems. These displays are used in diagnostic and non-diagnostic imaging to show the digital image generated from computed tomography, magnetic resonance imaging, radiography, and other digital modalities.

•	Surgical Displays—Large screen LCD displays for use in hospital operating rooms and video displays used in endoscopic procedures.

•

Custom Workstations—Custom server platforms for the infrastructure of financial exchanges, small profile workstations for digital signage, flight information and kiosk applications, and imaging workstations for radiologists.

Products and Suppliers

We evaluate our customers’ needs and maintain sufficient inventories to ensure our position as a reliable source of supply. On average, we hold 90 days of inventory in the normal course of operations. This level of inventory reflects the fact that we sell a number of products representing trailing edge technology that are not as readily available from other sources. The market for these trailing edge technology products is declining. As manufacturers for these products exit the business, we, at times, purchase a substantial portion of their remaining inventory. Our inventory levels also reflect our commitment to maintain an inventory of a broad range of products for customers who are buying product for replacement of components used in critical production equipment. In certain segments of our business, such as RFPD and DSG, the market for our products is characterized by rapid change and obsolescence as a result of the introduction of new technologies.

We have distribution agreements with many of our suppliers; however, a number of these agreements provide for nonexclusive distribution rights and often include territorial restrictions that limit the countries in which we can distribute their products. The agreements are generally short-term, subject to periodic renewal, and some contain provisions permitting termination by either party, without cause, upon relatively short notice. Although some of these agreements allow us to return inventory periodically, others do not, in which case we may have obsolete inventory that we cannot return to the supplier.

Our suppliers generally warrant the products we distribute and allow return of defective products, including those returned to us by our customers. Except with respect to certain displays, we generally do not provide additional warranties on the products we sell. For information regarding the warranty reserves, see Note 1 “Significant Accounting Policies” of the notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

In addition to third party products, we sell proprietary products principally under certain trade names we own including: Amperex®, Cetron®, Image Systems®, National®, and Pixelink®. Our proprietary products include RF amplifiers, transmitters and pallet assemblies, thyratrons and rectifiers, power tubes, ignitrons, magnetron tubes, phototubes, spark gap tubes, microwave generators, custom RF matching networks, heatsinks, silicon controlled rectifier assemblies, large screen display monitors, liquid crystal display monitors, and computer workstations. The materials used in the manufacturing process consist of glass bulbs and tubing, nickel, stainless steel and other metals, plastic and metal bases, ceramics, and a wide variety of fabricated metal components. These materials are generally readily available, but some components may require long lead times for production, and some materials are subject to shortages or price fluctuations based on supply and demand.

Sales and Product Management

As of the end of fiscal 2008, we employed 505 sales and product management personnel worldwide. In addition, we have authorized representatives, who are not our employees, selling our products, primarily in regions where we do not have a direct sales presence. Many of our sales representatives focus on just one of our segments, while others focus on all of our segments within a particular geographic area.

We offer various credit terms to qualifying customers as well as prepayment, credit card, and cash on delivery terms. We establish credit limits prior to selling product to our customers and routinely review delinquent and aging accounts.

Distribution

We maintain more than 940,000 part numbers in our product inventory database and we estimate that more than 80% of orders received by 6:00 p.m. local time are shipped complete the same day. Customers can access our product inventory through electronic data interchange, either on our web site, www.rell.com, through our catalog, www.catalog.rell.com, or by telephone. Customer orders are processed by the regional sales offices and supported by one of our hub distribution facilities in LaFox, Illinois; Amsterdam, Netherlands; or Singapore, Republic of Singapore. We utilize a sophisticated data processing network that provides on-line, real-time interconnection of all sales offices and central distribution operations, 24 hours per day, seven days per week. Information on stock availability, cross-reference information, customers, and market analyses are obtainable throughout the entire distribution network.

International Sales

During fiscal 2008, approximately 61% of our sales and purchases of products were made outside the U.S. We will continue to pursue new international sales to expand our international reach.

Backlog

Our backlog of orders was approximately $149.2 million and $140.5 million as of May 31, 2008, and June 2, 2007, respectively. We expect to fill all backlog orders during fiscal 2009.

Employees

As of May 31, 2008, we employed 930 individuals, of which 911 were employed on a full-time basis and 19 were employed on a part-time basis. Of these, 514 were located in the United States and 416 were located internationally. The worldwide employee base included 505 in sales and product management, 84 in distribution support, 251 in administrative positions, and 90 in value-added and product manufacturing. All of our employees are non-union and we consider our relationships with our employees to be good.

Competition

We believe that engineering capabilities, exclusive vendor relationships, and breadth of product offerings create differentiation with our competitors. Key competitive factors in our markets include the ability to provide engineered solutions, reliable delivery at competitive prices, marketing technical support, and maintaining inventory availability and quality. We believe that, on a global basis, we are a significant provider of engineered solutions and products which utilize RF and power semiconductors and subassemblies, electron tubes, cathode ray tubes, and custom and medical monitors. In many ways, we compete with our customer base. Our customers’

decision includes the ability to make or buy from the OEM for replacement parts or to do a system upgrade to service existing installed equipment. In addition, we compete worldwide with other general line distributors and other distributors of electronic components.

Patents and Trademarks

We hold or license certain manufacturing patents and trademark rights. Although our patents and trademarks have value, they are not the primary reason for our success. Our success depends principally upon our ability to provide engineered solutions, reliable delivery at competitive prices, provide marketing technical support, and maintaining inventory availability and quality.

Seasonal Variations

We experience moderate seasonality in our business and typically realize higher sequential sales in our second and fourth fiscal quarters. This reflects increased transaction volume after the summer and holiday months which take place in our first and third fiscal quarters.

Website Access to SEC Reports

We maintain an Internet website at www.rell.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 are accessible through our website, free of charge, as soon as reasonably practicable after these reports are filed electronically with the Securities and Exchange Commission. To access these reports, go to our website at www.rell.com. The foregoing information regarding our website is provided for convenience and the content of our website is not deemed to be incorporated by reference in this report filed with the Securities and Exchange Commission.

Item 1A. Risk Factors

Investors should consider carefully the following risk factors, in addition to the other information included and incorporated by reference in this Annual Report on Form 10-K. While we believe we have identified the key risk factors affecting our business, there may be additional risks and uncertainties that are not presently known or that are not currently believed to be significant that may adversely affect our results of operations.

These risks are not the only risks that we currently face. Our business operations and financial condition could also be materially adversely affected by risks and uncertainties that are not presently known or that we currently deem immaterial.

We have several years of historical losses and may have future losses.

We had a loss from continuing operations of $8.5 million during the fiscal year ended May 31, 2008. We also had losses from continuing operations of approximately $4.0 million and $18.8 million during fiscal 2006 and fiscal 2005, respectively. We may continue to incur losses in the future. As a result, we can give no assurance that we will be capable of sustaining profitable operations.

We must continue to reduce our costs in order to compete effectively.

We have taken, and continue to take, actions intended to reduce costs and increase productivity. Our ability to complete these actions and the impact of such actions on our business may be limited by a variety of factors. The cost-reduction actions, in turn, could have the effect of reducing our talent pool and available resources and, consequently, could have long-term effects on our business by affecting our ability to respond to customers and limiting our ability to hire and retain key personnel. These circumstances could negatively affect our financial performance and, as a result, adversely affect our stock price.

In fiscal 2006 through 2008, we implemented plans to centralize our inventory distribution in three hubs located in the United States, Europe and Asia/Pacific, restructure our Latin American operations, and reduce our total workforce. Total restructuring costs to implement these plans were approximately $4.9 million, of which $2.2 million of severance costs were recorded during fiscal 2007 and $2.7 million of severance costs were recorded during the fourth quarter of fiscal 2006.

During the third quarter of fiscal 2008, our Display Systems Group (“DSG”) began implementing a new business plan that included exiting unprofitable market segments, exiting distribution of low margin branded products, and an increased focus on digital signage. As a result of the shift in business focus, DSG eliminated more than 30 positions which we expect to result in more than $3.0 million of annualized cost savings.

The impact of the cost-reduction actions on our sales and profitability may be influenced by factors including, but not limited to: (i.) our ability to successfully complete these efforts; (ii.) our ability to generate the level of cost savings we need to effectively compete; (iii.) delays in implementation of anticipated workforce reductions in highly-regulated locations outside of the United States, particularly in Europe and Asia; (iv.) decreases in employee morale and the failure to meet operational targets due to the loss of employees; and (v.) our ability to retain or recruit key employees.

We have exposure to economic downturns and operate in cyclical markets.

As a supplier of electronic components and services to a variety of industries, we can be adversely affected by general economic downturns. Many of our customers delay capital projects during economic downturns. Accordingly, our operating results for any particular period are not necessarily indicative of the operating results for any future period. The markets served by our businesses have historically experienced downturns in demand that could harm our operating results. Future economic downturns could be triggered by such things as outbreaks of hostilities, terrorist actions, or epidemics in the United States or abroad.

We maintain a significant investment in inventory. We have also incurred significant charges for inventory obsolescence, and may incur similar charges in the future.

We maintain significant inventories in an effort to ensure that customers have a reliable source of supply. The market for many of our products is characterized by rapid change as a result of the development of new technologies, evolving industry standards, and frequent new product introductions by some of our customers. We do not have many long-term supply contracts with our customers. Generally, our product sales are made on a purchase order basis, which allows our customers to reduce or discontinue their purchases. If we fail to anticipate the changing needs of our customers and accurately forecast our customer demands, our customers may not continue to place orders with us, and we may accumulate significant inventories of products which we will be unable to sell or return to our vendors. This may result in a significant decline in the value of our inventory.

Because we derive a significant portion of our revenue by distributing products designed and manufactured by third parties, we may be unable to anticipate changes in the marketplace and, as a result, could lose market share.

Our business is driven primarily by customers’ needs and the demand for new products or products developed and manufactured by third parties. Because we distribute products developed and manufactured by third parties, our business would be adversely affected if our suppliers failed to anticipate which products or technologies will gain market acceptance or if we cannot sell these products at competitive prices. We cannot be certain that our suppliers will permit us to distribute their newly developed products, or that such products will meet our customers’ needs and demands. Additionally, because some of our principal competitors design and manufacture new technology, those competitors may have a competitive advantage. To successfully compete, we must maintain an efficient cost structure, an effective sales and marketing team, and offer additional services that distinguish us from our competitors. Failure to execute these strategies could harm our results of operations.

We face intense competition in the markets we serve and, if we do not compete effectively, we could significantly harm our operating results.

We face substantial competition in the markets we serve. Our competition includes hundreds of electronic component distributors of various sizes, locations, and market focuses as well as original equipment manufacturers. We also continue to face competition with various direct marketers. Some of our competitors have greater resources and broader name recognition than we do. As a result, these competitors may be able to better withstand changing conditions within our markets and throughout the economy as a whole.

Engineering capability, vendor representation, and product diversity create differentiation among distributors. Our ability to compete successfully will depend on our ability to provide engineered solutions, reliable delivery at competitive prices, technical support, and maintain inventory availability.

To the extent we do not keep pace with technological advances or fail to timely respond to changes in competitive factors in our industry, we could lose market share and experience a deterioration of our overall financial results.

Because we generally do not have long-term contracts with our vendors, we may experience shortages of products that could harm our business and customer relationships.

We generally do not have long-term contracts or arrangements with any of our vendors that guarantee product availability. We cannot ensure that our vendors will meet our future requirements for timely delivery of products of sufficient quality or quantity. Any difficulties in the delivery of products could harm our relationships with customers and cause us to lose orders that could result in a significant decrease in our revenues. We also compete against certain vendors and our relationship with those vendors could be harmed as a result of competition.

Our products may be found to be defective and, as a result, warranty and/or product liability claims may be asserted against us, which may have a material adverse effect on us.

We sell many of our components at prices that are significantly lower than the cost of the equipment or other goods in which they are incorporated. Since a defect or failure in a product could give rise to failures in the end products that incorporate them, we may face claims for damages that are disproportionate to the revenues and profits we receive from the products involved in the claims. While we typically have provisions in our supplier agreements that hold the supplier accountable for defective products, and we and our suppliers generally exclude consequential damages in our standard terms and conditions, our ability to avoid such liabilities may be limited as a result of differing factors, such as the inability to exclude such damages due to the laws of some of the countries where we do business. Our business could be materially adversely affected as a result of a significant quality or performance issue in the products sold by us, if we are required to pay for the damages that result. Although we have product liability insurance, such insurance is limited in coverage and amount.

Economic, political, and other risks associated with international sales and operations could adversely affect our results of operations.

Because we sell our products worldwide, our business is subject to risks associated with doing business internationally. We anticipate that revenue from international operations will continue to represent a majority of our total revenue. In addition, many of our employees, suppliers, job functions and warehouse facilities are located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including:

•	interruption to transportation flows for delivery of products to us and to our customers;

•	changes in foreign currency exchange rates;

•	changes in a specific country’s or region’s political or economic conditions;

•	trade protection measures and import or export licensing requirements;

•	negative consequences from changes in tax laws;

•	difficulty in staffing and managing widespread operations;

•	differing labor regulations;

•	difficulty collecting accounts receivable;

•	unexpected changes in regulatory requirements; and

•	geopolitical turmoil, including terrorism or war.

While the impact of these factors is difficult to predict, any one or more of these factors could adversely affect our operations and financial results in the future.

A single stockholder has voting control over us.

As of July 29, 2008, Edward J. Richardson, our Chairman, Chief Executive Officer and President, beneficially owned approximately 99% of the outstanding shares of our Class B common stock, representing approximately 67% of the voting power of the outstanding common stock. This share ownership permits Mr. Richardson to exert control over the outcome of most stockholder votes, including votes concerning the election of directors, by-law amendments, possible mergers, corporate control contests, and other significant corporate transactions.

We are exposed to foreign currency risk.

We expect that international sales will continue to represent a significant percentage of our total sales, which exposes us to currency exchange rate fluctuations. Since the revenues and expenses of our foreign operations are generally denominated in local currencies, exchange rate fluctuations between local currencies and the U.S. dollar subject us to currency exchange risks with respect to the results of our foreign operations to the extent we were unable to denominate our purchases or sales in U.S. dollars or otherwise shift the risk of currency exchange rate fluctuations to our customers and suppliers.

We currently do not engage in any currency hedging transactions. Fluctuations in exchange rates may affect the results of our international operations reported in U.S. dollars and the value of such operations’ net assets reported in U.S. dollars. Additionally, our competitive position may be affected by the relative strength of the currencies in countries where our products are sold. We cannot predict whether foreign currency exchange risks inherent in doing business in foreign countries will have a material adverse effect on our operations and financial results in the future.

Our credit agreement and the indentures for our outstanding notes impose restrictions with respect to various business matters.

Our credit agreement contains numerous restrictive covenants that limit the discretion of management with respect to certain business matters. These covenants place restrictions on, among other things, our ability to incur additional indebtedness, to create liens or other encumbrances, to pay dividends or make other payments with respect to our shares of common stock and Class B common stock, to engage in transactions with affiliates, to make certain payments and investments, to merge or consolidate with another entity, and to repay indebtedness junior to indebtedness under the credit agreement. Our credit agreement contains only one financial covenant related to the ratio of senior funded debt to cash flow. In addition, the indentures for our outstanding notes contain covenants that limit, among other things, our ability to incur additional indebtedness. If we fail to comply with the obligations in our credit agreement or indentures, it could result in an event of default under those agreements. If an event of default occurs and is not cured or waived, it could result in acceleration of the indebtedness under those agreements, any of which could significantly harm our business and financial condition.

If we fail to maintain an effective system of internal controls or discover material weaknesses in our internal controls over financial reporting, we may not be able to detect fraud or report our financial results accurately or timely, which could have a material adverse effect on our business.

An effective internal control environment is necessary for us to produce reliable financial reports and is an important part of our effort to prevent financial fraud. We are required to periodically evaluate the effectiveness of the design and operation of our internal controls over financial reporting. Based on these evaluations, we may conclude that enhancements, modifications or changes to internal controls are necessary or desirable. While management evaluates the effectiveness of our internal controls on a regular basis, these controls may not always be effective. There are inherent limitations on the effectiveness of internal controls, including collusion, management override, and failure in human judgment. In addition, control procedures are designed to reduce rather than eliminate business risks.

If we fail to maintain an effective system of internal controls, or if management or our independent registered public accounting firm discovers material weaknesses in our internal controls, we may be unable to produce reliable financial reports or prevent fraud, which could have a material adverse effect on our business. In addition, we may be subject to sanctions or investigation by regulatory authorities, such as the SEC or the NASD. Any such actions could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, which could cause the market price of our common stock to decline or limit our access to capital.

Our business is dependent upon the availability of our information systems. The failure of our information systems for any extended period of time could adversely affect our business.

We rely on our information systems to process, analyze, and manage data to facilitate the purchase and distribution of our products. We also rely on our systems to receive, process, bill, and ship orders on a timely basis. If our information systems are interrupted, damaged, or fail for any extended period of time, it could have an adverse impact on our results of operations.

ITEM 1B. Unresolved Staff Comments

None.

Item 2. Properties

We own three facilities and lease 61 facilities. We own our corporate facility and largest distribution center, which is located on approximately 96 acres in LaFox, Illinois and consists of approximately 242,000 square feet of manufacturing, warehouse, and office space. We maintain geographically diverse facilities because we believe this will limit market risk and exchange rate exposure. We consider our properties to be well maintained, in sound condition and repair, and adequate for our present needs. The extent of utilization varies from property to property and from time to time during the year.

Our principal facilities, their primary use, and segments served are as follows:

Location	Leased or Owned	Use	Segment
LaFox, Illinois*	Owned	Sales/Distribution/Manufacturing	RFPD, EDG, DSG
Sao Paulo, Brazil	Leased	Sales/Distribution	RFPD, EDG
Brampton, Canada	Leased	Sales	RFPD, EDG, DSG
Shanghai, China	Leased	Sales/Distribution	RFPD, EDG
Beijing, China	Leased	Sales	RFPD, EDG
Shenzhen, China	Leased	Sales/Distribution	RFPD, EDG
Colombes, France	Leased	Sales	RFPD, EDG, DSG
Puchheim, Germany	Leased	Sales	RFPD, EDG
Donaueschingen, Germany	Leased	Sales/Distribution/Manufacturing	DSG
Ra’anana, Israel	Leased	Sales	RFPD, EDG, DSG
Florence, Italy	Owned	Sales	RFPD, EDG
Tokyo, Japan	Leased	Sales	RFPD, EDG
Seoul, Korea	Leased	Sales	RFPD, EDG
Singapore, Singapore	Leased	Sales	RFPD, EDG
Madrid, Spain	Owned	Sales	RFPD, EDG
Jarfalla, Sweden	Leased	Sales	RFPD, EDG
Taipei, Taiwan	Leased	Sales	RFPD, EDG
Lincoln, United Kingdom	Leased	Sales	RFPD, EDG, DSG
Slough, United Kingdom	Leased	Sales	RFPD, EDG, DSG
San Jose, California	Leased	Sales	RFPD
Woodland Hills, California	Leased	Sales	RFPD, EDG
Marlborough, Massachusetts	Leased	Sales/Distribution/Manufacturing	DSG
Plymouth, Minnesota	Leased	Sales/Distribution	DSG
Ronkonkoma, New York	Leased	Sales	RFPD, EDG
Cedars, Pennsylvania	Leased	Sales	RFPD
Geneva, Illinois	Leased	Distribution	RFPD, EDG, DSG

*	LaFox, Illinois is also the location of our corporate headquarters.

Item 3. Legal Proceedings

We are involved in several pending judicial proceedings concerning matters arising in the ordinary course of business. While the outcome of litigation is subject to uncertainties, based on currently available information, we believe that, in the aggregate, the results of these proceedings will not have a material effect on our financial condition.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Sales of Unregistered Securities

None.

Dividends

Annual dividend payments for fiscal 2008 and fiscal 2007 were approximately $2.1 million and $2.8 million, respectively. All future payments of dividends are at the discretion of the Board of Directors. Dividend payments will depend on earnings, capital requirements, operating conditions, and such other factors that the Board may deem relevant. In each quarter during fiscal 2007 and the first two quarters of fiscal 2008, our Board of Directors paid a quarterly dividend of $0.04 per common share and $0.036 per Class B common share. During the third quarter of fiscal 2008, the quarterly dividend was reduced to $0.02 per common share and $0.018 per Class B common share.

Common Stock Information

Our common stock is traded on The NASDAQ Global Market (“NASDAQ”) under the trading symbol (“RELL”). There is no established public trading market for our Class B common stock. As of July 28, 2008, there were approximately 912 stockholders of record for the common stock and approximately 18 stockholders of record for the Class B common stock. The following table sets forth, for the periods indicated, the high and low sales prices per share of RELL common stock as reported on The NASDAQ Global Market.

	2008		2007
Fiscal Quarters	High	Low	High	Low
First	$9.90	$6.82	$8.68	$6.58
Second	$7.85	$6.30	$10.30	$8.01
Third	$7.35	$3.66	$10.09	$8.37
Fourth	$6.61	$3.59	$10.09	$8.30

Performance Graph

The following graph compares the performance of our common stock for the periods indicated with the performance of the NASDAQ Composite Index, and NASDAQ Electronic Components Index. The graph assumes $100 invested on May 31, 2003, in our common stock, the NASDAQ Composite Index, and NASDAQ Electronic Components Index. Total return indices reflect reinvestment of dividends at the closing stock prices at the date of the dividend declaration.

	5/31/2003	5/31/2004	5/31/2005	5/31/2006	5/31/2007	5/31/2008
RELL	$100	$134	$106	$ 86	$122	$ 72
NASDAQ	$100	$124	$130	$140	$165	$158
Elec Comp.	$100	$133	$119	$114	$131	$134

Item 6. Selected Financial Data

Five-Year Financial Review

This information should be read in conjunction with our consolidated financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.

	Fiscal Year Ended(1)
	(in thousands, except per share amounts)
	May 31, 2008(2)	June 2, 2007(3)	June 3, 2006(4)	May 28, 2005(5)	May 29, 2004(6)
Statement of Operations Data:
Net sales	$568,409	$557,291	$529,097	$473,143	$417,844
Income (loss) from continuing operations	$(8,471)	$1,548	$(4,010)	$(18,780)	$423
Net income (loss)	$(8,426)	$40,679	$(2,642)	$(16,017)	$5,532
Per Share Data:
Net income (loss) per common share—basic:
Income (loss) from continuing operations	$(0.48)	$0.09	$(0.23)	$(1.13)	$0.03
Net income (loss) per common share	$(0.48)	$2.36	$(0.15)	$(0.96)	$0.40
Net income (loss) per Class B common share—basic:
Income (loss) from continuing operations	$(0.43)	$0.08	$(0.21)	$(1.02)	$0.03
Net income (loss) per Class B common share	$(0.43)	$2.12	$(0.14)	$(0.87)	$0.36
Net income (loss) per common share—diluted:
Income (loss) from continuing operations	$(0.48)	$0.09	$(0.23)	$(1.13)	$0.03
Net income (loss) per common share	$(0.48)	$2.30	$(0.15)	$(0.96)	$0.38
Net income (loss) per Class B common share—diluted:
Income (loss) from continuing operations	$(0.43)	$0.08	$(0.21)	$(1.02)	$0.03
Net income (loss) per Class B common share	$(0.43)	$2.11	$(0.14)	$(0.87)	$0.36
Cash Dividend Data:
Dividends per common share	$0.120	$0.160	$0.160	$0.160	$0.160
Dividends per Class B common share(7)	$0.108	$0.144	$0.144	$0.144	$0.144
Balance Sheet Data:
Total assets	286,235	349,071	309,299	283,940	281,035
Current maturities of long-term debt	—	65,711	14,016	22,305	4,027
Long-term debt	55,683	55,683	110,500	92,481	126,209
Stockholders’ equity	141,430	136,545	98,240	97,396	86,181

(1)	Our fiscal year ends on the Saturday nearest the end of May. Each of the fiscal years presented contains 52/53 weeks.
(2)	A goodwill impairment charge of $9.2 million, net of an income tax benefit of $2.3 million, was recorded during fiscal 2008. We recorded employee termination related charges of approximately $3.3 million during fiscal 2008, primarily relating to implementing a new business plan in our Display Systems Group (“DSG”). DSG and the RF, Wireless & Power Division incurred inventory obsolescence charges during fiscal 2008 of $1.9 million and $0.9 million, respectively.
(3)	In fiscal 2007, we recorded retirement of long-term debt expenses of $2.5 million in Other Expenses, net as we entered into two separate exchange agreements in August 2006 with certain holders of our 8% convertible senior subordinated notes (8% notes) to purchase $14.0 million of the 8% notes. During fiscal 2007, we sold two buildings and land resulting in a gain of approximately $4.0 million. During the fourth quarter of fiscal 2007, we completed the sale of the Security Systems Division/Burtek Systems (“SSD/Burtek”) strategic business unit to Honeywell International Inc. for $80 million. After transaction expenses paid through June 2, 2007, net cash proceeds from the sale were $78.1 million. The transaction resulted in an after-tax gain of $41.6 million after additional transaction costs of $2.5 million were accrued as of June 2, 2007. Loss from discontinued operations for fiscal 2007 was $2.4 million, net of tax. In addition, during fiscal 2007, we recorded $2.9 million of severance expense and other costs associated with the 2007 Restructuring Plan.
(4)	During fiscal 2006, we recorded employee severance costs of $2.7 million for certain employees. In addition, during fiscal 2006, we re-evaluated the realization of certain deferred tax assets, resulting in an additional valuation allowance of $2.2 million.
(5)	During fiscal 2005, we recorded a $2.2 million restructuring charge as we terminated over 60 employees. We recorded incremental tax provisions of $16.7 million in fiscal 2005 to increase the valuation allowance related to our deferred tax assets in the United States ($15.9 million) and outside the United States ($0.8 million). In addition, during fiscal 2005, we completed the sale of approximately 205 acres of undeveloped real estate resulting in a gain of $9.9 million before taxes.
(6)	During fiscal 2004, we recorded incremental tax provisions of $2.5 million to increase the valuation allowance related to our deferred tax assets outside the United States.
(7)	The dividend per Class B common share was 90% of the dividend per common share.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to assist the reader in better understanding our business, results of operations, financial condition, changes in financial condition, critical accounting policies and estimates, and significant developments. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes thereto appearing elsewhere herein. This section is organized as follows:

•	Business Overview

•

Results of Continuing Operations—an analysis and comparison of our consolidated results of operations for the fiscal years ended May 31, 2008, June 2, 2007, and June 3, 2006, as reflected in our consolidated statements of operations.

•

Liquidity, Financial Position, and Capital Resources—a discussion of our primary sources and uses of cash for the fiscal years ended May 31, 2008, and June 2, 2007, and a discussion of selected changes in our financial position.

Business Overview

Richardson Electronics, Ltd. (“we”, “us”, and “our”) is a global provider of engineered solutions and a global distributor of electronic components to the radio frequency (“RF”), wireless and power conversion, electron device, and display systems markets. Utilizing our core engineering and manufacturing capabilities, we are committed to a strategy of providing specialized technical expertise and value-added products, or “engineered solutions,” in response to our customers’ needs. These solutions include products which we manufacture or modify and products which are manufactured to our specifications by independent manufacturers under our own private labels. Additionally, we provide solutions and add value through design-in support, systems integration, prototype design and manufacturing, testing, and logistics for end products of our customers. Design-in support includes component modifications or the identification of lower-cost product alternatives or complementary products.

Our products include RF and microwave components, power semiconductors, electron tubes, microwave generators, and data display monitors. These products are used to control, switch or amplify electrical power signals, or are used as display devices in a variety of industrial, commercial, and communication applications.

Our sales and marketing, product management, and purchasing functions are organized as follows:

RF, Wireless & Power Division (“RFPD”) serves the global RF and wireless communications market, including infrastructure, wireless networks, and the power conversion market.

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

Results of Continuing Operations

Overview—Fiscal Year Ended May 31, 2008

•

Net sales for fiscal year 2008 were $568.4 million, up 2.0% compared to fiscal 2007. Sales for RFPD, EDG, and DSG increased 1.7%, 2.0%, and 3.1%, respectively, during fiscal 2008 compared to fiscal 2007.

•	Gross margin percentage for RFPD, EDG, and DSG decreased by 0.1%, 0.7%, and 2.2%, respectively, during fiscal 2008 compared to fiscal 2007.

•	A non-cash goodwill impairment charge of $11.5 million was recorded during fiscal 2008.

•	Operating loss during fiscal 2008 was $1.3 million, compared to operating income of $7.8 million generated during fiscal 2007.

•	Net loss during fiscal 2008 was $8.4 million compared to net income of $40.7 million generated during fiscal 2007.

•	Cash flows provided by operating activities were $27.9 million during fiscal 2008 while cash flows used in operating activities were $9.0 million during fiscal 2007.

Net Sales and Gross Profit Analysis

During fiscal 2008 consolidated net sales increased 2.0% reflecting sales growth in all three segments. Consolidated net sales during fiscal 2007 increased 5.3% due primarily to an increase in wireless, power, and electron device products partially offset by a decrease in sales of display systems products. Fiscal 2008 and 2007 contained 52 weeks as compared to 53 weeks in fiscal 2006.

Net sales by segment and percent change for fiscal 2008, 2007, and 2006, were as follows (in thousands):

	Fiscal Year 2008	Fiscal Year 2007	Fiscal Year 2006	FY08 vs FY07 % Change	FY07 vs FY06 % Change
Net Sales
RFPD	$376,203	$369,936	$334,131	1.7%	10.7%
EDG	103,256	101,191	94,443	2.0%	7.1%
DSG	84,671	82,111	95,010	3.1%	(13.6%)
Corporate	4,279	4,053	5,513

Total	$568,409	$557,291	$529,097	2.0%	5.3%

Consolidated gross profit was $135.6 million during fiscal 2008, compared to $132.4 million during fiscal 2007. Consolidated gross margin as a percentage of net sales increased to 23.9% during fiscal 2008, from 23.8% during fiscal 2007. DSG and RFPD incurred inventory obsolescence charges during fiscal 2008 of $1.9 million and $0.9 million, respectively. Consolidated gross profit increased $3.9 million to $132.4 million during fiscal 2007, from $128.5 million during fiscal 2006. Consolidated gross margin as a percentage of net sales declined to 23.8% during fiscal 2007 from 24.3% during fiscal 2006.

Gross profit reflects the distribution and manufacturing product margin less manufacturing variances, inventory obsolescence charges, customer returns, scrap and cycle count adjustments, engineering costs, and other provisions. Corporate gross profit includes freight costs and other miscellaneous charges.

Gross profit (loss) by segment and percent of segment net sales for fiscal 2008, 2007, and 2006, were as follows (in thousands):

	Fiscal Year 2008		Fiscal Year 2007		Fiscal Year 2006
Gross Profit
RFPD	$85,323	22.7%	$84,338	22.8%	$75,834	22.7%
EDG	32,941	31.9%	32,942	32.6%	30,438	32.2%
DSG	17,848	21.1%	19,145	23.3%	24,509	25.8%

Subtotal	136,112	24.1%	136,425	24.7%	130,781	25.0%
Corporate	(513)		(4,022)		(2,291)

Total	$135,599	23.9%	$132,403	23.8%	$128,490	24.3%

RF, Wireless & Power Division

RFPD net sales were $376.2 million during fiscal 2008, a $6.3 million increase, or 1.7%, from $369.9 million during fiscal 2007. The net sales increase for fiscal 2008 was due primarily to an increase in sales of power conversion and passive/interconnect products, partially offset by a decrease in infrastructure products. Power conversion net sales increased 15.0% to $57.4 million during fiscal 2008 from $49.9 million during fiscal 2007. The growth in net sales of power conversion during fiscal 2008 was primarily in Asia/Pacific and Europe. Net sales of power conversion products in Asia/Pacific and Europe benefited from RFPD’s penetration of the welding and steel manufacturing market with induction heating and power supply applications. Alternative energy application growth in Asia/Pacific and Europe also contributed to the increase in power conversion net sales. Passive/interconnect net sales increased 7.1% to $63.2 million during fiscal 2008 from $59.0 million in fiscal 2007. The growth in net sales of passive/interconnect products during fiscal 2008 was primarily in Asia/Pacific and Europe. The net sales growth of passive/interconnect products in Asia/Pacific and Europe was due primarily to the expansion of a consumer wireless franchise. Net sales of infrastructure products declined 10.7% to $93.7 million during fiscal 2008 from $104.9 million in fiscal 2007. The decline in net sales of infrastructure products for fiscal 2008 was primarily in Asia/Pacific and North America. The decline in Asia/Pacific was due to the timing of the different phases of the Time Division-Synchronous Code Division Multiple Access (“TD-SCDMA”) project in China. The first phase of the TD-SCDMA project occurred during fiscal 2007, while phase two is scheduled to be deployed during the second and third quarters of fiscal 2009. Gross margin as a percent of net sales declined slightly to 22.7% during fiscal 2008 from 22.8% during fiscal 2007. The decline in gross margin as a percent of net sales was due primarily to $0.9 million of inventory obsolescence charges recorded during the third quarter of fiscal 2008.

RFPD net sales were $369.9 million during fiscal 2007, a $35.8 million increase, or 10.7%, from $334.1 million during fiscal 2006. The net sales increase for fiscal 2007 was due primarily to an increase in sales of power conversion, infrastructure, and passive/interconnect products, partially offset by lower sales of broadcast products. Power conversion sales increased 32.0% to $49.9 million during fiscal 2007 from $37.8 million in fiscal 2006. The increase in net sales of power conversion during fiscal 2007 was mainly due to growth in Asia/Pacific which benefited from RFPD’s penetration of the welding and steel manufacturing market with induction heating and power supply applications. Infrastructure net sales increased 30.3% to $104.9 million during fiscal 2007 from $80.5 million during fiscal 2006. Net sales for infrastructure in all geographic regions improved during fiscal 2007 as compared to fiscal 2006. Net sales of passive/interconnect products increased 6.1% to $59.0 million during fiscal 2007 from $55.6 million during fiscal 2006. The growth in net sales of passive/interconnect products was primarily in Europe and Asia/Pacific. Gross margin as a percentage of net sales increased slightly to 22.8% during fiscal 2007 as compared to 22.7% during fiscal 2006.

Electron Device Group

EDG net sales were $103.3 million during fiscal 2008, a $2.1 million increase, or 2.0%, from $101.2 million during fiscal 2007. The net sales increase for fiscal 2008 was due primarily to an increase in tube sales, partially offset by a decline in net sales of semiconductor fabrication equipment products. Net sales of tubes increased 4.5% to $72.7 million during fiscal 2008 from $69.6 million during fiscal 2007. The increase in net sales of tubes was primarily due to price increases. Semiconductor fabrication equipment net sales declined 6.3% to $20.9 million during fiscal 2008 from $22.3 million in fiscal 2007 as the overall semiconductor industry experienced a decline during fiscal 2008 as compared to fiscal 2007. Gross margin as a percent of net sales decreased to 31.9% during fiscal 2008 as compared to 32.6% during fiscal 2007. The decline in gross margin as a percentage of net sales during fiscal 2008 as compared to fiscal 2007 was due primarily to shifts in product mix.

EDG net sales were $101.2 million during fiscal 2007, a $6.7 million increase, or 7.1% from $94.4 million during fiscal 2006. The net sales growth for fiscal 2007 was due primarily to increased demand for semiconductor fabrication and tube products. Net sales to the semiconductor fabrication industry increased 29.7% to $22.3 million during fiscal 2007 from $17.2 million during fiscal 2006. The increase in net sales to the semiconductor fabrication equipment industry was due primarily to higher sales in North America, Asia/Pacific, and Europe. Tube sales increased 1.9% to $69.6 million during fiscal 2007 from $68.3 million during fiscal 2006. Gross margin as a percentage of net sales increased to 32.6% during fiscal 2007 from 32.2% during fiscal 2006. The increase in gross margin as a percentage of net sales during fiscal 2007 as compared to fiscal 2006 was due primarily to shifts in product mix.

Display Systems Group

DSG net sales were $84.7 million during fiscal 2008, a $2.6 million increase, or 3.1%, from $82.1 million during fiscal 2007. This increase was due primarily to an increase in digital signage and European healthcare products, partially offset by a decline in cathode ray tube products. Gross margin as a percent of net sales declined to 21.1% during fiscal 2008 as compared to 23.3% during fiscal 2007. The decline in gross margin as a percent of net sales during fiscal 2008 as compared to fiscal 2007 was due primarily to $1.9 million of inventory obsolescence charges recorded during the third quarter of fiscal 2008.

During the third quarter of fiscal 2008, DSG began implementing a new business plan that included exiting unprofitable market segments, exiting distribution of low margin branded products, and increased focus on digital signage. As a result of the shift in business focus, DSG eliminated more than 30 positions which is expected to result in more than $3.0 million of annualized cost savings.

DSG net sales were $82.1 million during fiscal 2007, a $12.9 million decline, or 13.6%, from $95.0 million in fiscal 2006. The decrease in net sales for DSG was due primarily to lower demand for medical monitors and custom displays. Net sales of medical monitors declined 37.3% to $21.7 million during fiscal 2007 from $34.6 million during fiscal 2006. Net sales of custom displays decreased 12.8% to $40.2 million during fiscal 2007 from $46.1 million during fiscal 2006. DSG has a project-based business and approximately 22% of the net sales decline for custom displays in fiscal 2007 was due primarily to the completion of a large project with the New York Stock Exchange during the first quarter of fiscal 2006. Gross margin declined to 23.3% during fiscal 2007 from 25.8% during fiscal 2006 due to shifts in product mix. In addition, during the second quarter of fiscal 2006, DSG recorded a reduction in warranty expense of $0.9 million due to favorable warranty experience.

Sales by Geographic Area

We currently have 18 facilities in North America, 28 in Asia/Pacific, 15 in Europe, and 3 in Latin America. On a geographic basis, we primarily categorize our sales by destination: North America; Europe; Asia/Pacific; Latin America; and Corporate.

Net sales by geographic area and percent change for fiscal 2008, 2007, and 2006, were as follows (in thousands):

	Fiscal Year 2008	Fiscal Year 2007	Fiscal Year 2006	FY08 vs FY07 % Change	FY07 vs FY06 % Change
Net Sales
North America	$228,466	$229,296	$227,926	(0.4%)	0.6%
Asia/Pacific	167,943	165,230	147,993	1.6%	11.6%
Europe	151,685	143,823	129,212	5.5%	11.3%
Latin America	17,288	16,979	18,601	1.8%	(8.7%)
Corporate	3,027	1,963	5,365

Total	$568,409	$557,291	$529,097	2.0%	5.3%

Gross profit by geographic area and percent of geographic net sales for fiscal 2008, 2007, and 2006, were as follows (in thousands):

	Fiscal Year 2008		Fiscal Year 2007		Fiscal Year 2006
Gross Profit
North America	$56,832	24.9%	$61,849	27.0%	$59,059	25.9%
Asia/Pacific	39,510	23.5%	39,052	23.6%	35,532	24.0%
Europe	40,755	26.9%	36,481	25.4%	35,161	27.2%
Latin America	5,240	30.3%	4,845	28.5%	5,411	29.1%

Subtotal	142,337	25.2%	142,227	25.6%	135,163	25.8%
Corporate	(6,738)		(9,824)		(6,673)

Total	$135,599	23.9%	$132,403	23.8%	$128,490	24.3%

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses (“SG&A”) decreased during fiscal 2008 to $125.3 million from $128.2 million during fiscal 2007. The decrease was due primarily to a decrease in audit and tax fees, severance expense, and travel. Included in SG&A is depreciation expense of $5.0 million and $5.2 million during fiscal year 2008 and 2007, respectively. SG&A as a percent of net sales decreased to 22.0% of net sales during fiscal 2008 as compared with 23.0% in fiscal 2007.

SG&A expenses increased to $128.2 million during fiscal 2007 from $120.2 million during fiscal 2006 due primarily to higher payroll costs, advertising, and travel expenses to support sales growth, higher healthcare expenses, an increase in distribution and logistics expenses related to the centralization of our distribution centers, additional stock compensation expense related to the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), Share-Based Payment, (“SFAS No. 123(R)”), and restatement related expenses. During fiscal 2007, severance expense and other costs related to the 2007 Restructuring Plan were $2.9 million. Included in SG&A is depreciation expense of $5.2 million and $5.6 million during fiscal year 2007 and 2006, respectively. SG&A as a percentage of sales increased to 23.0% of net sales during fiscal 2007 as compared with 22.7% in fiscal 2006.

Goodwill and Intangible Assets

Goodwill represents the excess of purchase price over fair market value of identifiable net assets acquired through business purchases. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”) goodwill and indefinite-lived intangible assets are reviewed for impairment on at least an annual basis by applying a fair-value based test. In evaluating the recoverability of the carrying value of goodwill, we must make assumptions regarding the fair value of our reporting units, as defined under SFAS No. 142. If our fair value estimates or related assumptions change, we may be required to record impairment charges related to goodwill.

During the fourth quarter of each fiscal year, our goodwill balances are reviewed for impairment through the application of a fair-value based test, using the third quarter as the measurement date. In performing our annual review of goodwill balances for impairment, we estimate the fair value of each of our reporting units based primarily on projected future operating results, discounted cash flows, and other assumptions. Projected future operating results and cash flows used for valuation purposes may reflect considerable improvements relative to historical periods with respect to, among other things, revenue growth and operating margins. Although we believe our projected future operating results and cash flows and related estimates regarding fair values are based on reasonable assumptions, historically, projected operating results and cash flows have not always been achieved. The failure of one or more of our reporting units to achieve projected operating results and cash flows in the near term or long term could reduce the estimated fair value of the reporting unit below its carrying value and result in the recognition of a goodwill impairment charge.

During the third quarter of fiscal 2008, our DSG reporting unit began implementing a new business plan that included exiting unprofitable market segments, exiting distribution of low margin branded products, and increased focus on digital signage. Historically, DSG has not always achieved projected revenue and operating margins as expected. In estimating the fair value of DSG during the fourth quarter, we re-assessed the level of risk associated with DSG achieving future operating results and cash flows. The results of our goodwill impairment test as of March 1, 2008, indicated that the value of goodwill attributable to our DSG segment of $11.5 million was fully impaired. As a result, we recorded a pre-tax impairment of $11.5 million, during the fourth quarter of fiscal 2008. In addition, we recorded a $2.3 million tax benefit related to the impairment charge.

The results of our goodwill impairment tests as of March 1, 2008, for RFPD and EDG indicated no goodwill impairment as estimated fair value of each reporting unit exceeded the carrying value.

(Gain) Loss on Disposal of Assets

On February 1, 2008, we sold our building in Pianopoli, Italy, for $0.4 million. We recorded a gain of $0.1 million during the third quarter of fiscal 2008 with respect to the sale of this property.

On April 5, 2007, we sold real estate and a building located in the United Kingdom for $1.9 million. We recorded a pretax gain of $1.5 million during the fourth quarter of fiscal 2007 with respect to the sale of this property.

On December 29, 2006, we sold approximately 1.5 acres of real estate and a building located in Geneva, Illinois for $3.1 million. We recorded a pretax gain of $2.5 million during the third quarter of fiscal 2007 with respect to the sale of this property.

Other (Income) and Expense

Other (income) expense was an expense of $7.4 million during fiscal 2008 compared with an expense of $5.7 million during fiscal 2007. The increase in other expense during fiscal 2008 was due primarily to unfavorable changes in foreign currency exchange rates and an increase in interest expense, partially offset by costs incurred during the first quarter of fiscal 2007 associated with the retirement of long-term debt. Other (income) expense included a foreign exchange loss of $1.5 million during fiscal 2008 as compared to a foreign exchange gain of $1.1 million during fiscal 2007. The foreign exchange loss during fiscal 2008 includes a loss of approximately $0.9 million relating to cash received from the sale of our Security Systems Division/Burtek Systems (“SSD/Burtek”) business that was temporarily held in our European entities. Other (income) expense includes costs associated with the retirement of long-term debt of $2.5 million during the first quarter of fiscal

2007 due to entering into two separate agreements in August 2006 to purchase $14.0 million of our 8% convertible senior subordinated notes (“8% notes”). We incurred no such charges during fiscal 2008. Interest expense increased to $6.9 million during fiscal 2008 as compared to $5.3 million during fiscal 2007. See Note 8 “Debt” of the notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for additional discussion on interest expense.

Other (income) expense was an expense of $5.7 million during fiscal 2007 compared with an expense of $6.9 million during fiscal 2006. The decrease in other expense during fiscal 2007 was due primarily to a decrease in interest expense and favorable foreign exchange rate changes, partially offset by costs associated with the retirement of long-term debt. Interest expense decreased to $5.3 million during fiscal 2007 from $6.3 million during fiscal 2006. See Note 8 “Debt” of the notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for additional discussion on interest expense. Other (income) expense included a foreign exchange gain of $1.1 million during fiscal 2007 as compared with foreign exchange loss of $0.7 million during fiscal 2006. The foreign exchange variance during fiscal 2007 was due primarily to favorable foreign exchange rate changes. Fiscal 2007 included costs associated with the retirement of long-term debt of $2.5 million due to entering into two separate agreements with certain holders to purchase $14.0 million of the 8% notes.

Income Tax Provision

The effective income tax rates during fiscal 2008 and 2007 were (2.5%) and 29.1%, respectively. The difference between the effective tax rates as compared to the U.S. federal statutory rate of 34% primarily results from our geographical distribution of taxable income or losses, foreign income subject to U.S. tax and valuation allowances related to net operating losses.

At May 31, 2008, domestic federal net operating loss (“NOL”) carryforwards amount to approximately $44.0 million. These federal NOLs expire between 2024 and 2028. Domestic state NOL carryforwards amount to approximately $59.7 million. These state NOLs expire between 2012 and 2028. Foreign NOL carryforwards total approximately $11.6 million with various or indefinite expiration dates. We also have an alternative minimum tax credit carryforward at May 31, 2008, in the amount of $1.2 million that has an indefinite carryforward period.

Income taxes paid, including foreign estimated tax payments, were $6.1 million, $2.5 million, and $1.9 million during fiscal 2008, 2007, and 2006, respectively.

At May 31, 2008, all of the cumulative positive earnings of our foreign subsidiaries, which amounted to $120.6 million, are still considered permanently reinvested pursuant to APB No. 23, Accounting for Income Taxes-Special Areas. Due to various tax attributes that are continually changing, it is not possible to determine what, if any, tax liability might exist if such earnings were to be repatriated.

During fiscal 2005, the Canadian taxing authority proposed an income tax assessment for fiscal 1998 through fiscal 2002. We appealed the income tax assessment; however, we paid the entire tax liability in fiscal 2005 to the Canadian taxing authority to avoid additional interest and penalties if our appeal was denied. The payment was recorded as an increase to income tax provision in fiscal 2005. In May 2006, the appeal was settled in our favor. We recorded a reduction to income tax provision for approximately $1.0 million related to the appeal settlement and subsequently received the refund during fiscal 2007.

In the normal course of business, we are subject to examination by taxing authorities throughout the world. We are no longer subject to either U.S. federal, state, or local tax examinations by taxing authorities for years prior to fiscal year 2004. With few exceptions, we are no longer subject to non-U.S. income tax examinations by tax authorities for years prior to fiscal year 2003. Our primary foreign tax jurisdictions are the United Kingdom, Germany, Singapore, and the Netherlands. We have tax years open in Germany, the Netherlands, and Singapore beginning in fiscal year 2003; and in the United Kingdom beginning in fiscal year 2006.

Effective June 3, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109, Accounting for Income Taxes, (“FIN 48”). The application of FIN 48 would have resulted in an increase in retained earnings of $1.6 million, except that the increase was fully offset by the application of a valuation allowance against net operating losses. In addition, we reclassified $7.0 million of income tax liabilities from current liabilities to non-current liabilities as we do not anticipate settling the liabilities within the next twelve months.

The following table summarizes the activity related to our unrecognized tax benefits (in thousands):

Balance as of June 3, 2007	$6,481
Increases due to currency translation	123
Decreases due to settlements	(218)
Decreases related to the expiration of statute of limitations	(427)

Balance as of May 31, 2008	$5,959

At May 31, 2008, our worldwide liability for uncertain tax positions was $6.0 million, excluding interest and penalties. Unrecognized tax benefits of $3.0 million would affect our effective tax rate if recognized.

We record penalties and interest relating to uncertain tax positions in the income tax expense line item within the consolidated statement of operations. As of May 31, 2008, we have recorded a liability for interest and potential penalties of $0.9 million.

It is reasonably possible that there will be a change in the unrecognized tax benefits in the range of $0 to approximately $1.3 million due to the expiration of various statutes of limitations within the next twelve months.

Discontinued Operations

On May 31, 2007, we completed the sale of the SSD/Burtek segment to Honeywell International Incorporated (“Honeywell”) for $80.0 million which resulted in an after tax gain of $41.6 million after transactions costs. Therefore, SSD/Burtek is presented as a discontinued operation in accordance with the criteria of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (“SFAS No. 144”) and prior period results and disclosures have been restated to reflect this reporting.

The sale agreement of SSD/Burtek to Honeywell contemplated a post-closing working capital-based purchase price adjustment. During the second quarter of fiscal 2008, we received notification from Honeywell seeking a purchase price adjustment in the amount of $6.4 million. During the third and fourth quarters, we reviewed and responded to Honeywell’s notice, and we are in discussions with Honeywell to seek resolution of the open items. We believe this claim to be without merit and intend to vigorously defend our position with respect to this claim. Should we ultimately pay Honeywell all, or a significant portion, of the requested amount, it could have a material adverse impact on results of our discontinued operations and cash flows.

The following table summarizes results of discontinued operations, consisting of SSD/Burtek:

	Fiscal Year Ended
	May 31, 2008	June 2, 2007	June 3, 2006
Net sales	$736	$107,510	$108,843
Gross profit	209	27,788	27,279
Interest expense	—	5,883	3,528
Income tax provision (benefit)	21	3,428	2,682
Income (loss), net of tax	45	(2,434)	1,368

The net sales, gross profit, and income from discontinued operations during fiscal 2008 only represent the operations of our Colombia location which was included in the SSD/Burtek sale agreement with Honeywell, but were not transferred as part of the May 31, 2007, closing. During the first quarter of fiscal 2008, we mutually agreed with Honeywell that Honeywell would not purchase the SSD/Burtek Colombia business, and that we would wind down the SSD/Burtek Colombia business in exchange for a payment from Honeywell equal to a portion of the value of the SSD/Burtek business in Colombia on May 31, 2007, including reimbursement of related employee severance expenses. We ceased operations of the SSD/Burtek business in Colombia during the third quarter of fiscal 2008. The net sales, gross profit, and income from discontinued operations during fiscal 2007 and 2006 represent all locations included in the SSD/Burtek sale agreement with Honeywell for the entire fiscal year.

SSD/Burtek net sales decreased slightly during fiscal 2007 to $107.5 million, a 1.2% decline from $108.8 million in fiscal 2006, due primarily to a decline in demand for private label products. Gross profit remained relatively flat during fiscal 2007 at $27.8 million versus $27.3 million during fiscal 2006. Gross margin increased during fiscal 2007 to 25.8% from 25.1% during fiscal 2006 due primarily to lower inventory overstock and scrap expense.

In accordance with Emerging Issues Task Force Issue No. 87-24, Allocation of Interest to Discontinued Operations we allocated interest expense to discontinued operations (SSD/Burtek) due to the requirement under our existing multi-currency revolving credit agreement (“credit agreement”) to pay the proceeds from the sale of a business to the parties in the credit agreement. As such, interest expense related to the credit agreement of $5.9 million and $3.5 million during fiscal 2007 and 2006, respectively, has been included in discontinued operations.

Net Income and Per Share Data

During fiscal 2008, we reported a net loss of $8.4 million, or $0.48 per diluted common share and $0.43 per diluted class B common share. During fiscal 2007, we reported net income of $40.7 million, or $2.30 per diluted common share and $2.11 per diluted Class B common share. During fiscal 2006, we reported a net loss of $2.6 million, or $0.15 per diluted common share and $0.14 per diluted Class B common share.

LIQUIDITY, FINANCIAL POSITION, AND CAPITAL RESOURCES

We finance our growth and cash needs largely through income from operations, borrowings under our revolving credit facilities, issuance of convertible senior subordinated notes, and sale of assets. Liquidity provided by operating activities is reduced by working capital requirements, debt service, capital expenditures, dividends, and business acquisitions. Liquidity provided by operating activities is increased by proceeds from borrowings and from the disposition of businesses and assets.

Cash and cash equivalents were $40.0 million at May 31, 2008, as compared to $17.4 million at June 2, 2007. Our debt less cash as of May 31, 2008, was $15.6 million, compared to $42.1 million as of June 2, 2007.

Cash Flows from Operating Activities

Cash provided by operating activities during fiscal 2008 was $27.9 million, due primarily to lower inventories and accounts receivable, and higher accounts payable balances, partially offset by lower accrued liabilities balances. The decline in inventory balances of $23.4 million during fiscal 2008, excluding the impact of foreign currency exchange rate changes of $7.0 million, was due primarily to the implementation of stricter purchasing disciplines. The decline in accounts receivable balances of $3.5 million during fiscal 2008, excluding the impact of foreign currency exchange rate changes of $6.7 million, was due primarily to improved cash collections. The increase in accounts payable balances of $2.3 million during fiscal 2008, excluding the impact of foreign currency exchange rate changes of $1.7 million, was due primarily to negotiating improved payment terms with many of our vendors. The decline in accrued liabilities balances of $6.9 million during fiscal 2008, excluding the impact of foreign currency rate changes of $0.4 million, was due primarily to the decline in accrued payroll related expense as a result of a lower headcount in fiscal 2008 as compared to fiscal 2007. The decline was also due to declines in accrued income taxes and the payment of accrued transaction expenses related to the SSD/Burtek sale during fiscal 2008.

Cash used in operating activities during fiscal 2007 was $9.0 million, due primarily to an increase in inventories and receivables, partially offset by an increase in payables. The increase in inventory balances of $9.8 million during fiscal 2007, excluding the impact of foreign exchange rate changes of $1.4 million, was due primarily to higher inventory stocking levels to support anticipated sales growth. The increase in accounts receivable balances of $3.6 million during fiscal 2007, excluding the impact of foreign currency exchange rate changes of $3.1 million, was due primarily to increased sales levels. The increase in accounts payable of $4.9 million during fiscal 2007, excluding the impact of foreign currency exchange rate changes of $0.9 million, was due primarily to the increased levels of inventory.

Cash Flows from Investing Activities

Net cash used in investing activities of $3.2 million during fiscal 2008 was due primarily to capital expenditures of $4.5 million for information technology projects and building improvements, partially offset by proceeds from the sale of assets of $1.1 million.

Net cash provided by investing activities of $79.6 million during fiscal 2007 was due primarily to proceeds from the sale of SSD/Burtek of $78.1 million, proceeds from the sale of assets of $5.1 million, and the liquidation of $3.5 million of investments, partially offset by capital expenditures of $6.4 million which primarily related to information technology projects.

Cash Flows from Financing Activities

Net cash used in financing activities of $5.9 million and $71.2 million during fiscal 2008 and 2007, respectively, are summarized in the following table (in thousands):

	May 31, 2008	June 2, 2007
Net debt borrowings on new $40.0 million credit agreement	$—	$—
Net debt borrowings (payments) on credit agreement	(65,711)	8,142
Restricted cash as a result of the SSD/Burtek sale	—	(61,899)
Use of restricted cash to pay down credit agreement	61,899	—
Cash dividends paid	(2,107)	(2,764)
Payments on retirement of long-term debt	—	(15,915)
Proceeds from the issuance of common stock	69	1,948
Other	(24)	(674)

Cash used in financing activities	$(5,874)	$(71,162)

As of May 31, 2008, we maintained $55.7 million in long-term debt in the form of two series of convertible notes. We entered into a new $40.0 million credit agreement (“new credit agreement”) on July 27, 2007, which included a Euro sub-facility of $15.0 million and a Singapore sub-facility of $5.0 million. Pursuant to an amendment to the new credit agreement entered into on February 29, 2008, the Euro sub-facility and Singapore sub-facility individual limits were increased to $20.0 million each; however, the total amount of the combined Euro sub-facility and Singapore sub-facility is limited to $25.0 million. The U.S. facility is reduced if amounts drawn on the Euro sub-facility and Singapore sub-facility exceed $20.0 million, maintaining a total capacity of $40.0 million on the new credit agreement. This new credit agreement expires in July 2010 and bears interest at applicable LIBOR, SIBOR, or prime rates plus a margin varying with certain quarterly borrowings under the new credit agreement. This new credit agreement is secured by a lien on our U.S. assets and also contains a financial covenant requiring us to maintain a leverage ratio of less than 2.0 to 1.0. Pursuant to an amendment to the new credit agreement entered into on November 29, 2007, the leverage ratio was increased to 3.0 to 1.0 for the fiscal quarters ended December 1, 2007, and March 1, 2008. The commitment fee related to the new credit agreement is 0.25% per annum payable quarterly on the average daily unused portion of the aggregate commitment. As of May 31, 2008, there were no amounts outstanding under the new credit agreement. Outstanding letters of credit were approximately $0.1 million, and the unused line was $39.9 million. Based on our loan covenants, actual available credit as of May 31, 2008, was $40.0 million.

Pursuant to an amendment to the new credit agreement entered into on July 29, 2008, the definition of the leverage ratio has been modified to exclude the goodwill impairment charge in the calculation of adjusted earnings before interest, taxes, depreciation, and amortization (“EBITDA”), for the fiscal year ended May 31, 2008. We were in compliance with our loan covenants as of May 31, 2008, without this amendment to our new credit agreement.

On November 21, 2005, we sold $25.0 million in aggregate principal amount of 8% notes due 2011 pursuant to an indenture dated November 21, 2005. The 8% notes bear interest at a rate of 8% per annum. Interest is due on June 15 and December 15 of each year. The 8% notes are convertible at the option of the holder, at any time on or prior to maturity, into shares of our common stock at a price equal to $10.31 per share, subject to adjustment in certain circumstances. In addition, we may elect to automatically convert the 8% notes into shares of common stock if the trading price of the common stock exceeds 150% of the conversion price of the 8% notes for at least 20 trading days during any 30 trading day period subject to a payment of three years of interest if we elect to convert the 8% notes prior to December 20, 2008.

The indenture provides that on or after December 20, 2008, we have the option of redeeming the 8% notes, in whole or in part, for cash, at a redemption price equal to 100% of the principal amount of the 8% notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. Holders may require us to repurchase all or a portion of their 8% notes for cash upon a change-of-control event, as described in the indenture, at a repurchase price equal to 100% of the principal amount of the 8% notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding the repurchase date. The 8% notes are unsecured and subordinate to our existing and future senior debt. The 8% notes rank on parity with the existing 7 3/4% convertible senior subordinated notes (7 3/4% notes) due December 2011.

On September 8, 2006, we purchased $6.0 million of the 8% notes, and on December 8, 2006, we purchased $8.0 million of the 8% notes, leaving a remaining balance of $11.0 million outstanding on the 8% notes. The purchases were financed through additional borrowings under our credit agreement. As the 8% notes are subordinate to the credit agreement, we received a waiver from our lending group to permit the purchases. We recorded costs associated with the retirement of long-term debt of $2.5 million in connection with the purchases, which includes the write-off of previously capitalized deferred financing costs of $0.6 million.

On December 23, 2005, we redeemed all of the outstanding 8 1/4% convertible senior subordinated debentures (8 1/4% debentures) in the amount of $17.5 million and on December 30, 2005, we redeemed all of the outstanding 7 1/4% convertible senior subordinated debentures (7 1/4% debentures) in the amount of $4.8 million by borrowing amounts under the credit agreement to affect these redemptions.

On February 14, 2005, we entered into separate exchange agreements pursuant to which a small number of holders of our existing 7 1/4% debentures and 8 1/4% debentures, agreed to exchange $22.2 million in aggregate principal amount of 7 1/4% debentures and $22.5 million in aggregate principal amount of 8 1/4% debentures for $44.7 million in aggregate principal amount of newly-issued 7 3/4% notes due December 2011.

On February 15, 2005, we issued the 7 3/4% notes pursuant to an indenture dated February 14, 2005. The 7 3/4% notes bear interest at the rate of 7 3/4% per annum. Interest is due on June 15 and December 15 of each year. The 7 3/4% notes are convertible at the option of the holder, at any time on or prior to maturity, into shares of our common stock at a price equal to $18.00 per share, subject to adjustment in certain circumstances. On or after December 19, 2006, we may elect to automatically convert the 7 3/4% notes into shares of common stock if the trading price of the common stock exceeds 125% of the conversion price of the 7 3/4% notes for at least twenty trading days during any thirty trading day period ending within five trading days prior to the automatic conversion notice. The 7 3/4% notes are unsecured and subordinated to our existing and future senior debt. The 7 3/4% notes rank on parity with the 8% notes.

On March 3, 2007, we were not in compliance with our credit agreement covenants with respect to the leverage ratio. On April 5, 2007, we received a waiver from our lending group for the default.

On January 19, 2007, we executed an amendment to the credit agreement to facilitate the implementation of a European cash sweeping program. In addition, the amendment decreased our Canada Facility and increased our U.S. Facility by approximately $7.5 million.

Annual dividend payments for fiscal 2008 and fiscal 2007 were approximately $2.1 million and $2.8 million, respectively. All future payments of dividends are at the discretion of the Board of Directors. Dividend payments will depend on earnings, capital requirements, operating conditions, and such other factors that the Board may deem relevant. In each quarter during fiscal 2007 and the first two quarters of fiscal 2008, our Board of Directors paid a quarterly dividend of $0.04 per common share and $0.036 per Class B common share. During the third quarter of fiscal 2008, the quarterly dividend was reduced to $0.02 per common share and $0.018 per Class B common share.

See Part II, Item 7A “Risk Management and Market Sensitive Financial Instruments” of this Annual Report on Form 10-K for information regarding the effect on net income of market changes in interest rates.

Contractual Obligations

Contractual obligations by expiration period as of May 31, 2008 are presented in the table below (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Convertible notes(1)	$55,683	$—	$—	$55,683	$—
Convertible notes—interest(1)	14,942	4,343	8,686	1,913	—
New credit agreement(2)	—	—	—	—	—
Lease obligations(3)	10,438	4,020	3,946	1,745	727
Purchase obligations(4)	136,258	136,258	—	—	—
Other(5)	1,405	1,149	256	—	—

Total	$218,726	$145,770	$12,888	$59,341	$727

(1)	Convertible notes consist of the 7 3/4 % notes, with principal of $44.7 million due December 2011, and the 8% notes, with principal of $11.0 million due June 2011.
(2)	The new credit agreement expires in July 2010 and bears interest at applicable LIBOR, SIBOR, or prime rates plus a margin varying with certain quarterly borrowings under the new credit agreement. As of May 31, 2008, we had no amounts outstanding on the new credit agreement and therefore no future amounts due as of May 31, 2008.
(3)	Lease obligations are related to certain warehouse and office facilities and office equipment under non-cancelable operating leases.
(4)	We have outstanding purchase obligations with vendors at the end of fiscal 2008 to meet operational requirements as part of the normal course of business.
(5)	Includes physical distribution agreements with third-party logistics providers and various other service related contracts.

We believe that the existing sources of liquidity, including cash provided by operating activities, supplemented as necessary with funds available under our revolving credit arrangements, will provide sufficient resources to meet known capital requirements and working capital needs for the fiscal year ending May 30, 2009.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to allowances for doubtful accounts, inventories, intangible assets, income taxes, contingencies, and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The policies discussed below are considered by management to be critical to understanding our financial position and results of operations. Their application involves more significant judgments and estimates in preparation of our consolidated financial statements. For all of these policies, management cautions that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.

Allowance for Doubtful Accounts

Our allowance for doubtful accounts includes estimated losses that result from uncollectible receivables. The estimates are influenced by the following: continuing credit evaluation of customers’ financial conditions; aging of receivables, individually and in the aggregate; large number of customers which are widely dispersed across geographic areas; collectability and delinquency history by geographic area; and the fact that no single customer accounts for 10% or more of net sales. Significant changes in one or more of these considerations may require adjustments affecting net income and net carrying value of accounts receivable. The allowance for doubtful accounts was approximately $1.6 million as of May 31, 2008, and June 2, 2007.

Impairment of Investments

We hold a portfolio of investment securities and periodically assess its recoverability. In the event of a decline in fair value of an investment, judgment is made whether the decline is other-than-temporary. Management’s assessment as to the nature of a decline is largely based on the duration of that market decline, financial health of and specific prospects for the issuer, and our cash requirements and intent to hold the investment. If an investment is impaired and the decline in market value is considered to be other-than-temporary, an appropriate write-down is recorded. We recognized investment impairment charges of less than $0.1 million during fiscal 2007, and $0.1 million during fiscal 2006. We recognized no investment impairment charges during fiscal 2008.

Inventories

Our worldwide inventories are stated at the lower of cost or market, generally using a weighted-average cost method. Inventories include material, labor, and overhead associated with such inventories. Substantially all inventories represent finished goods held for sale.

Provisions for obsolete or slow moving inventories are recorded based upon regular analysis of stock rotation, obsolescence, and assumptions about future demand and market conditions. If future demands, change in the industry, or market conditions differ from management’s estimates, additional provisions may be necessary.

We recorded provisions to our inventory reserves of $4.0 million, $0.9 million, and $0.8 million during fiscal 2008, 2007, and 2006, respectively, which were included in cost of sales. The provisions were principally for obsolete and slow moving parts. The parts were written down to estimated realizable value.

Goodwill and Intangible Assets

Goodwill represents the excess of purchase price over fair market value of identifiable net assets acquired through business purchases. In accordance with SFAS No. 142 goodwill and indefinite-lived intangible assets are reviewed for impairment on at least an annual basis by applying a fair-value based test. In evaluating the recoverability of the carrying value of goodwill, we must make assumptions regarding the fair value of our reporting units, as defined under SFAS No. 142. If our fair value estimates or related assumptions change, we may be required to record impairment charges related to goodwill.

During the fourth quarter of each fiscal year, our goodwill balances are reviewed for impairment through the application of a fair-value based test, using the third quarter as the measurement date. In performing our annual review of goodwill balances for impairment, we estimate the fair value of each of our reporting units based primarily on projected future operating results, discounted cash flows, and other assumptions. Projected future operating results and cash flows used for valuation purposes may reflect considerable improvements relative to historical periods with respect to, among other things, revenue growth and operating margins. Although we believe our projected future operating results and cash flows and related estimates regarding fair values are based on reasonable assumptions, historically, projected operating results and cash flows have not always been achieved. The failure of one or more of our reporting units to achieve projected operating results and cash flows in the near term or long term could reduce the estimated fair value of the reporting unit below its carrying value and result in the recognition of a goodwill impairment charge.

During the third quarter of fiscal 2008, our DSG reporting unit began implementing a new business plan that included exiting unprofitable market segments, exiting distribution of low margin branded products, and increased focus on digital signage. Historically, DSG has not always achieved projected revenue and operating margins as expected. In estimating the fair value of DSG during the fourth quarter, we re-assessed the level of risk associated with DSG achieving future operating results and cash flows. The results of our goodwill impairment test as of March 1, 2008, indicated that the value of goodwill attributable to our DSG segment of $11.5 million was fully impaired. As a result, we recorded a pre-tax impairment of $11.5 million, during the fourth quarter of fiscal 2008. In addition, we recorded a $2.3 million tax benefit related to the impairment charge.

The results of our goodwill impairment tests as of March 1, 2008, for RFPD and EDG indicated no goodwill impairment as estimated fair value of each reporting unit exceeded the carrying value.

Long-Lived Assets

We periodically evaluate the recoverability of the carrying amounts of our long-lived assets, including software, property, plant and equipment. We assess in accordance with SFAS No. 144, the possibility of long-lived assets being impaired when events trigger the likelihood.

Impairment is assessed when the undiscounted expected cash flows to be derived from an asset are less than its carrying amount. If impairment exists, the carrying value of the impaired asset is reduced to its net realizable value. The impairment charge is recorded in operating results. The results of our impairment tests for fiscal 2008 and 2007 indicated no impairment of our long-lived assets.

Warranties

We offer warranties for specific products we manufacture. We also provide extended warranties for some products we sell that lengthen the period of coverage specified in the manufacturer’s original warranty. Warranty terms generally range from one to three years.

We estimate the cost to perform under the warranty obligation and recognize this estimated cost at the time of the related product sale. We record expense related to our warranty obligations as cost of sales in our consolidated statements of operations. Each quarter, we assess actual warranty costs incurred on a product-by-product basis and compare the warranty costs to our estimated warranty obligation. The estimates with respect to new products are based generally on knowledge of the products, the extended warranty period, and warranty experience.

Warranty reserves are established for costs that are expected to be incurred after the sale and delivery of products under warranty. The warranty reserves are determined based on known product failures, historical experience, and other available evidence. See Note 1 “Significant Accounting Policies” of the notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further information.

Stock Compensation

Effective June 4, 2006, we adopted SFAS No. 123(R) which requires the measurement and recognition of compensation cost at fair value for all share-based payments, including stock options. We estimate fair value using the Black-Scholes option-pricing model, which requires assumptions such as expected volatility, risk-free interest rate, expected life, and dividends. Compensation cost is recognized using a graded-vesting schedule over the applicable vesting period, or date on which retirement eligibility is achieved, if shorter (non-substantive vesting period approach.) See Note 1 “Significant Accounting Policies” of the notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further information.

Income Taxes

We recognize deferred tax assets and liabilities based on the differences between financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based on a number of factors, including both positive and negative evidence, in determining the need for a valuation allowance. Those factors include historical taxable income or loss, projected future taxable income or loss, the expected timing of the reversals of existing temporary differences, and the implementation of tax planning strategies. In circumstances where we or any of our affiliates have incurred three years of cumulative losses which constitute significant negative evidence, positive evidence of equal or greater significance is needed by us at a minimum to overcome that negative evidence before a tax benefit is recognized for deductible temporary differences and loss carryforwards. In evaluating the positive evidence available, expectations as to future taxable income would rarely be sufficient to overcome the negative evidence of recent cumulative losses, even if supported by detailed forecasts and projections.

At May 31, 2008, and June 2, 2007, our deferred tax assets related to tax carryforwards were $21.4 million and $20.0 million, respectively. The tax carryforwards are comprised of net operating loss carryforwards and other tax credit carryovers. A majority of the net operating losses and other tax credits can be carried forward for 20 years.

We recorded valuation allowances for the majority of our federal deferred tax assets and loss carryforwards, and for tax loss carryforwards of certain non-U.S. subsidiaries. We believe that the deferred tax assets for the remaining tax carryforwards are considered more likely than not to be realizable based on estimates of future taxable income and the implementation of tax planning strategies.

Effective June 3, 2007, we adopted the provisions of FIN 48. The application of FIN 48 would have resulted in an increase in retained earnings of $1.6 million, except that the increase was fully offset by the application of a valuation allowance against net operating losses. In addition, we reclassified $7.0 million of income tax liabilities from current liabilities to non-current liabilities as we do not anticipate settling the liabilities within the next twelve months. See Note 10 “Income Taxes” of the notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further information.

New Accounting Pronouncements

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

In December 2007, the FASB issued SFAS No. 141-R, Business Combinations (“SFAS No. 141-R”) which revises SFAS No. 141, Business Combinations (“SFAS No. 141”). Under SFAS No. 141, organizations utilized the announcement date as the measurement date for the purchase price of the acquired entity. SFAS No. 141-R requires the measurement at the date the acquirer obtains control of the acquiree, generally referred to as the acquisition date. SFAS No. 141-R will have a significant impact on the accounting of transaction costs, restructuring costs as well as the initial recognition of contingent assets and liabilities assumed during a business combination. Under SFAS No. 141-R, adjustments to the acquired entity’s deferred tax assets and uncertain tax position balances occurring outside the measurement period are recorded as a component of the income tax expense, rather than goodwill. SFAS No. 141-R will be effective beginning with our fiscal year 2010. As the provisions of SFAS No. 141-R are applied prospectively, the impact on our financial statements cannot be determined until the transactions occur.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 expands the disclosure requirements for derivative instruments and hedging activities. This Statement specifically requires entities to provide enhanced disclosures addressing the following: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 will be effective for our fiscal year 2010. We are currently evaluating the impact of SFAS 161, but do not believe that our adoption of the standard will have a material impact on our consolidated financial statements.

In May 2008, the FASB issued Staff Position (“FSP”) No. Accounting Principles Board Opinion (“APB”) 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlements) (“FSP No. APB 14-1”), which will change the accounting treatment for convertible securities which the issuer may settle fully or partially in cash. Under FSP No. APB 14-1, cash settled convertible securities will be separated into their debt and equity components. The value assigned to the debt component will be the estimated fair value, as of the issuance date, of a similar debt instrument without the conversion feature, and the difference between the proceeds for the convertible debt and the amount reflected as a debt liability will be recorded as additional paid-in-capital. As a result, the debt will be recorded at a discount reflecting its below market coupon interest rate. The debt will subsequently be accreted to its par value over its expected life, with the rate of interest that reflects the market rate at issuance being reflected on the income statement. This change in methodology will affect the calculations of net income and earnings per share for many issuers of cash settled convertible securities. FSP No. APB 14-1 will become effective for our fiscal year beginning in 2010. We are currently evaluating the impact of the adoption of FSP No. APB 14-1 on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Risk Management and Market Sensitive Financial Instruments

Certain operations, assets, and liabilities of ours are denominated in foreign currencies subjecting us to foreign currency exchange risk. In addition, some of our debt financing varies with market rates exposing us to the market risk from changes in interest rates. In order to provide the user of these financial statements guidance regarding the magnitude of these risks, the Securities and Exchange Commission requires us to provide certain quantitative disclosures based upon hypothetical assumptions. These disclosures include the calculation of the effect of a hypothetical 10% increase in market interest rates and a hypothetical 10% unfavorable change in the U.S. dollar against foreign currencies on the reported net earnings and financial position.

Interest Expense Exposure

Our credit agreement’s interest rate varies based on market interest rates. Had interest rates increased 10%, additional interest expense would have increased our net loss in fiscal 2008 and our net income in fiscal 2007 by an immaterial amount.

Foreign Currency Exposure

Even though we take into account current foreign currency exchange rates at the time an order is taken, our foreign denominated financial statements are subject to foreign exchange rate fluctuations.

Our foreign denominated assets and liabilities are cash, accounts receivable, inventory, accounts payable, and intercompany receivables and payables, as we conduct business in countries of the European Union, Asia/Pacific and, to a lesser extent, Canada and Latin America. Tools that we could use to manage foreign exchange exposures include currency clauses in sales contracts, local debt to offset asset exposures and forward contracts to hedge significant transactions. We have not entered into any forward contracts in fiscal 2008 or 2007.

Had the U.S. dollar changed unfavorably 10% against various foreign currencies, foreign denominated net sales would have been lower by an estimated $21.6 million during fiscal 2008 and an estimated $21.2 million during fiscal 2007. Total assets would have declined by an estimated $29.4 million as of the fiscal year ended May 31, 2008, and an estimated $17.9 million as of the fiscal year ended June 2, 2007, while the total liabilities would have decreased by an estimated $1.6 million as of the fiscal year ended May 31, 2008, and an estimated $3.8 million as of the fiscal year ended June 2, 2007.

The interpretation and analysis of these disclosures should not be considered in isolation since such variances in interest rates and exchange rates would likely influence other economic factors. Such factors, which are not readily quantifiable, would likely also affect our operations.

Item 8. Financial Statements and Supplementary Data

RICHARDSON ELECTRONICS, LTD.

Consolidated Balance Sheets

(in thousands, except per share amounts)

	May 31, 2008	June 2, 2007
Assets
Current assets:
Cash and cash equivalents	$40,042	$17,436
Restricted cash	—	61,899
Receivables, less allowance of $1,635 and $1,574	109,520	105,709
Inventories	93,858	110,174
Prepaid expenses	4,300	5,129
Deferred income taxes	2,121	2,131
Current assets of discontinued operations held for sale	—	242

Total current assets	249,841	302,720

Non-current assets:
Property, plant and equipment, net	28,635	29,278
Goodwill	1,483	11,611
Other intangible assets, net	758	1,581
Non-current deferred income taxes	3,875	389
Assets held for sale	105	1,429
Other non-current assets	1,538	2,058
Non-current assets of discontinued operations held for sale	—	5

Total non-current assets	36,394	46,351

Total assets	$286,235	$349,071

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$58,860	$55,530
Accrued liabilities	21,818	31,330
Current portion of long-term debt	—	65,711
Current liabilities of discontinued operations held for sale	—	2,737

Total current liabilities	80,678	155,308

Non-current liabilities:
Long-term debt, less current portion	55,683	55,683
Long-term income tax liabilities	6,768	—
Other non-current liabilities	1,676	1,535

Total non-current liabilities	64,127	57,218

Total liabilities	144,805	212,526

Commitment and contingencies	—	—

Stockholders’ equity
Common stock, $0.05 par value; issued 15,929 shares at May 31, 2008, and 15,920 shares at June 2, 2007	797	796
Class B common stock, convertible, $0.05 par value; issued 3,048 shares at May 31, 2008, and 3,048 share at June 2, 2007	152	152
Preferred stock, $1.00 par value, no shares issued	—	—
Additional paid-in-capital	119,735	118,880
Common stock in treasury, at cost, 1,065 shares at May 31, 2008, and 1,179 shares at June 2, 2007	(6,310)	(6,989)
Retained earnings	11,098	21,631
Accumulated other comprehensive income	15,958	2,075

Total stockholders’ equity	141,430	136,545

Total liabilities and stockholders’ equity	$286,235	$349,071

See notes to consolidated financial statements.

RICHARDSON ELECTRONICS, LTD.

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Fiscal Year Ended
	May 31, 2008	June 2, 2007	June 3, 2006
Statements of Operations
Net sales	$568,409	$557,291	$529,097
Cost of sales	432,810	424,888	400,607

Gross profit	135,599	132,403	128,490
Selling, general, and administrative expenses	125,330	128,175	120,233
Impairment of goodwill	11,506	—	—
(Gain) loss on disposal of assets	27	(3,616)	(154)

Operating income (loss)	(1,264)	7,844	8,411

Other (income) expense:
Interest expense	6,854	5,292	6,281
Investment income	(928)	(992)	(411)
Foreign exchange (gain) loss	1,485	(1,078)	712
Retirement of long-term debt expenses	—	2,540	—
Other, net	14	(100)	303

Total other expense	7,425	5,662	6,885

Income (loss) from continuing operations before income taxes	(8,689)	2,182	1,526
Income tax provision (benefit)	(218)	634	5,536

Income (loss) from continuing operations	(8,471)	1,548	(4,010)
Discontinued operations:
Income (loss) from discontinued operations, net of provision for income tax of $21, $3,428, and $2,682, respectively	45	(2,434)	1,368
Gain on sale of discontinued operations, net of provision for income tax of $2,824	—	41,565	—

Income from discontinued operations	45	39,131	1,368

Net income (loss)	$(8,426)	$40,679	$(2,642)

Net income (loss) per common share—basic:
Income (loss) from continuing operations	$(0.48)	$0.09	$(0.23)
Income from discontinued operations	0.00	2.27	0.08

Net income (loss) per common share—basic	$(0.48)	$2.36	$(0.15)

Net income (loss) per Class B common share—basic:
Income (loss) from continuing operations	$(0.43)	$0.08	$(0.21)
Income from discontinued operations	0.00	2.04	0.07

Net income (loss) per Class B common share—basic	$(0.43)	$2.12	$(0.14)

Net income (loss) per common share—diluted:
Income (loss) from continuing operations	$(0.48)	$0.09	$(0.23)
Income from discontinued operations	0.00	2.21	0.08

Net income (loss) per common share—diluted	$(0.48)	$2.30	$(0.15)

Net income (loss) per Class B common share—diluted:
Income (loss) from continuing operations	$(0.43)	$0.08	$(0.21)
Income from discontinued operations	0.00	2.03	0.07

Net income (loss) per Class B common share—diluted	$(0.43)	$2.11	$(0.14)

Weighted average number of shares:
Common shares—basic	14,794	14,517	14,315

Class B common shares—basic	3,048	3,048	3,093

Common shares—diluted	14,794	17,667	14,315

Class B common shares—diluted	3,048	3,048	3,093

Dividends per common share	$0.120	$0.160	$0.160

Dividends per Class B common share	$0.108	$0.144	$0.144

See notes to consolidated financial statements.

RICHARDSON ELECTRONICS, LTD.

Consolidated Statements of Cash Flows

(in thousands)

	Fiscal Year Ended
	May 31, 2008	June 2, 2007	June 3, 2006
Operating activities:
Net income (loss)	$(8,426)	$40,679	$(2,642)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,257	6,126	6,240
Impairment of goodwill	11,506	—	—
Gain on disposition of segment of business	—	(41,565)	—
(Gain) loss on disposal of assets	27	(3,582)	3
Retirement of long-term debt expenses	—	2,540	—
Write-off of deferred financing costs	643	62	—
Stock compensation expense	687	953	—
Deferred income taxes	(3,026)	309	1,462
Accounts receivable	3,535	(3,635)	(5,417)
Inventories	23,403	(9,836)	(10,420)
Accounts payable	2,344	4,871	8,294
Accrued liabilities	(6,928)	(2,234)	7,616
Other liabilities	91	371	(267)
Other	(1,197)	(4,019)	746

Net cash provided by (used in) operating activities	27,916	(8,960)	5,615

Investing activities:
Capital expenditures	(4,464)	(6,401)	(6,211)
Proceeds from sale of assets	1,137	5,093	278
Proceeds from sale of segment of business, net of transaction expenses paid	—	78,114	—
Business acquisitions, net of cash acquired	—	—	(6,800)
Contingent purchase price consideration	(256)	—	—
Gain on sale of investments	(124)	(709)	(158)
Proceeds from sales of available-for-sale securities	707	3,774	2,317
Purchases of available-for-sale securities	(196)	(274)	(2,317)

Net cash provided by (used in) investing activities	(3,196)	79,597	(12,891)

Financing activities:
Proceeds from borrowings	197,700	258,561	252,997
Payments on debt	(263,340)	(250,419)	(249,853)
Restricted cash	61,899	(61,899)	—
Proceeds from issuance of common stock	69	1,948	710
Cash dividends	(2,107)	(2,764)	(2,736)
Payments on retirement of long-term debt	—	(15,915)	—
Other	(95)	(674)	(1,711)

Net cash used in financing activities	(5,874)	(71,162)	(593)

Effect of exchange rate changes on cash and cash equivalents	3,760	951	578

Increase (decrease) in cash and cash equivalents	22,606	426	(7,291)
Cash and cash equivalents at beginning of period	17,436	17,010	24,301

Cash and cash equivalents at end of period	$40,042	$17,436	$17,010

Supplemental Disclosure of Cash Flow Information:
Cash paid during the fiscal year for:
Interest	$6,138	$11,142	$9,026
Income taxes	$6,147	$2,530	$1,916

See notes to consolidated financial statements.

RICHARDSON ELECTRONICS, LTD.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)

(in thousands)

	Comprehensive Income (Loss)	Common	Class B Common	Par Value	Additional Paid In Capital	Treasury Stock	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Discontinued Accumulated Other Comprehensive Income (Loss)	Total
Balance May 28, 2005:		15,597	3,120	$936	$121,591	$(7,894)	$(16,406)	$(2,195)	$1,364	$97,396
Comprehensive income (loss):
Net loss	$(2,642)	—	—	—	—	—	(2,642)	—	—	(2,642)
Currency translation	5,289	—	—	—	—	—	—	2,876	2,413	5,289
Fair value adjustments on investments	216	—	—	—	—	—	—	216	—	216

Comprehensive income	$2,863

Share-based compensation:
Nonvested restricted stock		—	—	—	7	—	—	—	—	7
Common stock issued		39	—	2	304	399	—	—	—	705
Restricted stock grants		—	—	—	(17)	22	—	—	—	5
Conversion of Class B shares to common stock		27	(27)	—	—	—	—	—	—	—
Dividends paid to:
Common ($0.160 per share)		—	—	—	(2,289)	—	—	—	—	(2,289)
Class B ($0.144 per share)		—	—	—	(447)	—	—	—	—	(447)

Balance June 3, 2006:		15,663	3,093	938	119,149	(7,473)	(19,048)	897	3,777	98,240
Comprehensive income:
Net income	$40,679	—	—	—	—	—	40,679	—	—	40,679
Currency translation	2,566	—	—	—	—	—	—	1,459	1,107	2,566
Fair value adjustments on investments	(281)	—	—	—	—	—	—	(281)	—	(281)

Comprehensive income	$42,964

Share-based compensation:
Nonvested restricted stock		—	—	—	108	—	—	—	—	108
Stock options		—	—	—	777	—	—	—	—	777
Employee stock purchase plan		—	—	—	153	—	—	—	—	153
Common stock issued		212	—	10	1,522	415	—	—	—	1,947
Restricted stock grants		—	—	—	(65)	69	—	—	—	4
Conversion of Class B shares to common stock		45	(45)	—	—	—	—	—	—	—
Recognition of currency translation		—	—	—	—	—	—	—	(4,884)	(4,884)
Dividends paid to:
Common ($0.160 per share)		—	—	—	(2,323)	—	—	—	—	(2,323)
Class B ($0.0144 per share)		—	—	—	(441)	—	—	—	—	(441)

Balance June 2, 2007		15,920	3,048	948	118,880	(6,989)	21,631	2,075	—	136,545

RICHARDSON ELECTRONICS, LTD.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)—(Continued)

(in thousands)

	Comprehensive Income (Loss)	Common	Class B Common	Par Value	Additional Paid In Capital	Treasury Stock	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Discontinued Accumulated Other Comprehensive Income (Loss)	Total
Comprehensive income:
Net (loss)	$(8,426)	—	—	—	—	—	(8,426)	—	—	(8,426)
Currency translation	14,110	—	—	—	—	—	—	14,110	—	14,110
Fair value adjustments on investments	(227)	—	—	—	—	—	—	(227)	—	(227)

Comprehensive income	$5,457

Share-based compensation:
Nonvested restricted stock		—	—	—	22	—	—	—	—	22
Stock options		—	—	—	629	—	—	—	—	629
Employee stock purchase plan		—	—	—	36	—	—	—		36
Common stock issued		9	—	1	68	—	—	—	—	69
Restricted stock grants		—	—	—	(58)	62	—	—	—	4
Employee stock option plan grant		—	—	—	213	335	—	—	—	548
Employee stock purchase plan issuance		—	—	—	(55)	282	—	—	—	227
Conversion of Class B shares to common stock		—	—	—	—	—	—	—	—	—
Dividends paid to:
First Quarter Ended September 1, 2007
Common ($0.04 per share)		—	—	—	—	—	(592)	—	—	(592)
Class B ($0.036 per share)		—	—	—	—	—	(110)	—	—	(110)
Second Quarter Ended December 1, 2007
Common ($0.04 per share)		—	—	—	—	—	(593)	—	—	(593)
Class B ($0.036 per share)		—	—	—	—	—	(110)	—	—	(110)
Third Quarter Ended March 1, 2008
Common ($0.02 per share)		—	—	—	—	—	(296)	—	—	(296)
Class B ($0.018 per share)		—	—	—	—	—	(55)	—	—	(55)
Fourth Quarter Ended May 31, 2008
Common ($0.02 per share)		—	—	—	—	—	(296)	—	—	(296)
Class B ($0.018 per share)		—	—	—	—	—	(55)	—	—	(55)

Balance May 31, 2008		15,929	3,048	$949	$119,735	$(6,310)	$11,098	$15,958	$—	$141,430

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

(in thousands, except per share amounts)

1. SIGNIFICANT ACCOUNTING POLICIES

Description of the Company: Richardson Electronics, Ltd. (“we”, “us”, “our”) is a global provider of engineered solutions and a global distributor of electronic components to the radio frequency (“RF”), wireless and power conversion, electron device, and display systems markets. Utilizing our core engineering and manufacturing capabilities, we are committed to a strategy of providing specialized technical expertise and value-added products, or “engineered solutions,” in response to our customers’ needs. These solutions include products which we manufacture or modify and products which are manufactured to our specifications by independent manufacturers under our own private labels. Additionally, we provide solutions and add value through design-in support, systems integration, prototype design and manufacturing, testing, and logistics for end products of our customers. Design-in support includes component modifications or the identification of lower-cost product alternatives or complementary products.

Our products include RF and microwave components, power semiconductors, electron tubes, microwave generators, and data display monitors. These products are used to control, switch or amplify electrical power signals, or as display devices in a variety of industrial, commercial, and communication applications.

Principles of Consolidation: The consolidated financial statements include our wholly owned subsidiaries. All intercompany transactions and account balances have been eliminated in consolidation.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the allowance for doubtful accounts, inventory obsolescence, goodwill impairment testing, and taxes. Actual results could differ from those estimates.

Reclassifications: The June 2, 2007, consolidated balance sheet has been restated to reflect the decision we made during the second quarter of fiscal 2008 to sell our building in Pianopoli, Italy. The net book value of our building in Pianopoli, Italy is classified as assets held for sale on our consolidated balance sheet as of June 2, 2007. See Note 7 “Disposal of Assets” of the notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further discussion of this matter.

The consolidated statements of cash flows for the fiscal years ended June 2, 2007, and June 3, 2006, have been restated to reflect the reclassification of the gain on sale of investments from operating activities to investing activities. The gain on sale of investments was $0.7 million in fiscal 2007 and $0.2 million in fiscal 2006.

Fair Values of Financial Instruments: The fair values of financial instruments are determined based on quoted market prices and market interest rates as of the end of the reporting period. Our financial instruments include accounts receivable, accounts payable, accrued liabilities, and long-term debt. The fair values of these financial instruments, with the exception of long-term debt as disclosed in Note 8 “Debt” of our consolidated financial statements, were not materially different from their carrying at May 31, 2008 and June 2, 2007.

Cash Equivalents and Restricted Cash: We consider short-term, highly liquid investments that are readily convertible to known amounts of cash, and so near their maturity that they present insignificant risk of changes in value because of changes in interest rates, and that have maturity of three months or less, when purchased, to be cash equivalents. The carrying amounts reported in the balance sheet for cash and cash equivalents approximate the fair market values of these assets.

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

We maintained $61.9 million of restricted cash as of June 2, 2007, due to year-end cash balances resulting from proceeds from the sale of our Security Systems Division/Burtek Systems (“SSD/Burtek”) business unit, that are required by our multi-currency revolving credit agreement (“credit agreement”) to be used to pay down outstanding debt amounts under the credit agreement.

Allowance for Doubtful Accounts: Our allowance for doubtful accounts includes estimated losses that result from uncollectible receivables. The estimates are influenced by the following: continuing credit evaluation of customers’ financial conditions; aging of receivables, individually and in the aggregate; large number of customers which are widely dispersed across geographic areas; collectability and delinquency history by geographic area; and the fact that no single customer accounts for 10% or more of net sales. Significant changes in one or more of these considerations may require adjustments affecting net income and net carrying value of accounts receivable. The allowance for doubtful accounts was approximately $1.6 million as of May 31, 2008, and June 2, 2007.

Inventories: Our worldwide inventories are stated at the lower of cost or market, generally using a weighted-average cost method. Inventories include material, labor, and overhead associated with such inventories. Substantially all inventories represent finished goods held for sale.

Property, Plant and Equipment: Property, plant and equipment are stated at cost, net of accumulated depreciation. Improvements and replacements are capitalized while expenditures for maintenance and repairs are charged to expense as incurred. Provisions for depreciation are computed using the straight-line method over the estimated useful life of the asset. Depreciation expense was approximately $5.0 million, $5.2 million, and $5.6 million during fiscal 2008, 2007, and 2006, respectively. Property, plant and equipment consist of the following (in thousands):

	May 31, 2008	June 2, 2007
Land and improvements	$1,278	$1,274
Buildings and improvements	19,285	17,610
Computer and communications equipment	30,216	29,966
Machinery and other equipment	17,227	19,266

	68,006	68,116
Accumulated depreciation	(39,371)	(38,838)

Property, plant and equipment, net	$28,635	$29,278

Supplemental disclosure information of the estimated useful life of the asset:

Land and improvements	10 years
Buildings and improvements	10 – 30 years
Computer and communications equipment	3 – 10 years
Machinery and other equipment	3 – 10 years

We are in the development stage of implementing certain modules of enterprise resource management software (“PeopleSoft”). In accordance with Accounting Standards Executive Committee (“AcSEC”) Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, (“AcSEC 98-1”) we capitalize all direct costs associated with the application development of this software including software acquisition costs, licensing fees, and consulting costs. AcSEC 98-1 requires these costs to be depreciated once the application development stage is complete. The balance of these capitalized costs that have not yet been placed into service, which is included in our property, plant and equipment was $7.7 million and $8.0 million as of May 31, 2008, and June 2, 2007.

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

Other Non-Current Assets: Other non-current assets consist of the following (in thousands):

	May 31, 2008	June 2, 2007
Investments	$397	$1,001
Notes receivable	1,141	1,057

Other non-current assets	$1,538	$2,058

Our investments are primarily equity securities, all of which are classified as available-for-sale and are carried at their fair value based on quoted market prices. Proceeds from the sale of securities were $0.7 million, $3.8 million, and $2.3 million during fiscal 2008, 2007, and 2006, respectively. We retained $0.2 million and $0.4 million of the proceeds from the sale of securities during the third and fourth quarters of fiscal 2008, respectively. During the second quarter of fiscal 2007, we retained $3.5 million of the proceeds from the sale of securities. In all other periods, all the proceeds from the sale of securities were reinvested. The cost of the equity securities sold was based on a specific identification method. Gross realized gains on those sales were $0.3 million, $0.8 million, and $0.3 million during fiscal 2008, 2007, and 2006, respectively. Gross realized losses on those sales were $0.2 million, $0.1 million, and $0.1 million during fiscal 2008, 2007, and 2006, respectively. Net unrealized holding gains of $0.1 million, $0.4 million, and $0.2 million, have been included in accumulated comprehensive income (loss) during fiscal 2008, 2007, and 2006, respectively.

The following table presents the disclosure under Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, for the investment in marketable equity securities with fair values less than cost basis (in thousands):

	Marketable Security Holding Length
	Less Than 12 Months		More Than 12 Months		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
May 31, 2008
Common Stock	$25	$3	$46	$5	$71	$8
June 2, 2007
Common Stock	$65	$4	$—	$—	$65	$4

Goodwill and Other Intangible Assets: Goodwill represents the excess of purchase price over fair market value of identifiable net assets acquired through business purchases. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”) goodwill and indefinite-lived intangible assets are reviewed for impairment on at least an annual basis by applying a fair-value based test. In evaluating the recoverability of the carrying value of goodwill, we must make assumptions regarding the fair value of our reporting units, as defined under SFAS No. 142. If our fair value estimates or related assumptions change, we may be required to record impairment charges related to goodwill.

During the fourth quarter of each fiscal year, our goodwill balances are reviewed for impairment through the application of a fair-value based test, using the third quarter as the measurement date. In performing our annual review of goodwill balances for impairment, we estimate the fair value of each of our reporting units based primarily on projected future operating results, discounted cash flows, and other assumptions. Projected future operating results and cash flows used for valuation purposes may reflect considerable improvements relative to historical periods with respect to, among other things, revenue growth and operating margins. Although we believe our projected future operating results and cash flows and related estimates regarding fair values are based on reasonable assumptions, historically, projected operating results and cash flows have not always been

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

achieved. The failure of one or more of our reporting units to achieve projected operating results and cash flows in the near term or long term could reduce the estimated fair value of the reporting unit below its carrying value and result in the recognition of a goodwill impairment charge.

During the third quarter of fiscal 2008, our DSG reporting unit began implementing a new business plan that included exiting unprofitable market segments, exiting distribution of low margin branded products, and increased focus on digital signage. Historically, DSG has not always achieved projected revenue and operating margins as expected. In estimating the fair value of DSG during the fourth quarter, we re-assessed the level of risk associated with DSG achieving future operating results and cash flows. The results of our goodwill impairment test as of March 1, 2008, indicated that the value of goodwill attributable to our DSG segment of $11.5 million was fully impaired. As a result, we recorded a pre-tax impairment of $11.5 million, during the fourth quarter of fiscal 2008. In addition, we recorded a $2.3 million tax benefit related to the impairment charge.

The results of our goodwill impairment tests as of March 1, 2008, for RFPD and EDG indicated no goodwill impairment as estimated fair value of each reporting unit exceeded the carrying value.

The application of SFAS No. 142 and the annual impairment test are discussed in Note 3 “Goodwill and Other Intangible Assets” of the notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

Accrued Liabilities: Accrued liabilities consist of the following (in thousands):

	May 31, 2008	June 2, 2007
Compensation and payroll taxes	$10,214	$11,041
Interest	1,990	1,990
Income taxes(1)	1,248	10,408
Professional fees	1,354	1,165
Other accrued expenses	7,012	6,726

Accrued liabilities	$21,818	$31,330

(1)	The decline in income taxes from June 2, 2007, to May 31, 2008, was due primarily to the adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109, Accounting for Income Taxes, (“FIN 48”) during fiscal 2008, which resulted in a reclassification from current liabilities to long-term liabilities of approximately $7.0 during the first quarter of FY08. See Note 10 “Income Taxes” of the notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further information.

Warranties: We offer warranties for specific products we manufacture. We also provide extended warranties for some products we sell that lengthen the period of coverage specified in the manufacturer’s original warranty. Warranty terms generally range from one to three years.

We estimate the cost to perform under the warranty obligation and recognize this estimated cost at the time of the related product sale. We record expense related to our warranty obligations as cost of sales in our consolidated statements of operations. Each quarter, we assess actual warranty costs incurred on a product-by-product basis and compare the warranty costs to our estimated warranty obligation. The estimates with respect to new products are based generally on knowledge of the products, the extended warranty period, and warranty experience.

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

Warranty reserves are established for costs that are expected to be incurred after the sale and delivery of products under warranty. The warranty reserves are determined based on known product failures, historical experience, and other available evidence.

Changes in the warranty reserve during fiscal 2008 and 2007 were as follows (in thousands):

Warranty Reserve
Balance at June 3, 2006	$836
Accruals for products sold	629
Utilization	(594)
Adjustment	(456)

Balance at June 2, 2007	$415
Accruals for products sold	593
Utilization	(517)
Adjustment	(114)

Balance at May 31, 2008	$377

As a result of lower than anticipated failure rates and lower sales volume of products with this warranty feature, reserve adjustments of $0.1 million and $0.5 million were recorded during fiscal 2008 and 2007, respectively.

Other Non-Current Liabilities: Other non-current liabilities of $1.7 million at May 31, 2008, and 1.5 million at June 2, 2007, represent the pension obligations in various non-US locations.

Foreign Currency Translation: Balance sheet items for our foreign entities, included in our consolidated balance sheet are translated into U.S. dollars at end-of-period spot rates. Gains and losses resulting from translation of foreign subsidiary financial statements are credited or charged directly to accumulated other comprehensive income (loss), a component of stockholders’ equity. Revenues and expenses are translated at the current rate on the date of the transaction. Gains and losses resulting from foreign currency transactions are included in income. Foreign currency transactions reflected in our statements of operations was a loss of $1.5 million during fiscal 2008, a gain of $1.1 million during fiscal 2007, and a loss of $0.7 million during fiscal 2006.

Revenue Recognition: Our product sales are recognized as revenue upon shipment, when title passes to the customer, when delivery has occurred or services have been rendered, and when collectibility is reasonably assured. Our terms are generally FOB shipping point and sales are recorded net of discounts and returns based on our historical experience. Our products are often manufactured to meet the specific design needs of our customers’ applications. Our engineers work closely with customers to ensure that our products will meet their needs. Our customers are under no obligation to compensate us for designing the products we sell.

Shipping and Handling Fees and Costs: Shipping and handling costs billed to customers are reported as revenue and the related costs are reported as a component of cost of sales.

Income Taxes: We recognize deferred tax assets and liabilities based on the differences between financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based on a number of factors, including both positive and negative evidence, in determining the need for a valuation allowance. Those factors include historical taxable

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

income or loss, projected future taxable income or loss, the expected timing of the reversals of existing temporary differences, and the implementation of tax planning strategies. In circumstances where we or any of our affiliates have incurred three years of cumulative losses which constitute significant negative evidence, positive evidence of equal or greater significance is needed by us at a minimum to overcome that negative evidence before a tax benefit is recognized for deductible temporary differences and loss carryforwards. In evaluating the positive evidence available, expectations as to future taxable income would rarely be sufficient to overcome the negative evidence of recent cumulative losses, even if supported by detailed forecasts and projections.

Discontinued Operations: In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (“SFAS No. 144”) we reported the results of SSD/Burtek as a discontinued operation and have restated prior periods to reflect this presentation. The application of SFAS No. 144 is discussed in Note 2 “Discontinued Operations” of the notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

Stock-Based Compensation: Prior to fiscal 2007, we accounted for our stock-based compensation under the recognition and measurement principles of Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations (“APB No. 25”), and adopted the disclosure-only provision of SFAS No. 123, Accounting for Stock-Based Compensation. Under APB No. 25, no stock-based compensation cost was reflected in net income.

Under APB No. 25, pro-forma expense for stock options was calculated using a graded-vesting schedule over the applicable vesting period, which generally ranges from two to four years. Upon adoption of SFAS No. 123 (Revised 2004), Share-Based Payment, (“SFAS No. 123(R)”) we record compensation expense using a graded-vesting schedule over the applicable vesting period, or to the date on which retirement eligibility is achieved, if shorter (non-substantive vesting period approach). Had we used the fair-value based accounting method for stock compensation expense prescribed by SFAS No. 123(R), our net income and earnings per share for fiscal 2006 would have been reduced to the pro-forma amount illustrated as follows (in thousands, except per share amounts):

June 3, 2006
Net loss—as reported	$(2,642)
Add: Reported stock-based compensation expense, net of tax	7
Deduct: Fair valued based compensation expense, net of tax	(964)

Pro-forma net loss	$(3,599)

Earnings per share, as reported:

Common stock—basic	$(0.15)

Class B common stock—basic	$(0.14)

Common stock—diluted	$(0.15)

Class B common stock—diluted	$(0.14)

Earnings per share, pro forma:

Common stock—basic	$(0.21)

Class B common stock—basic	$(0.19)

Common stock—diluted	$(0.21)

Class B common stock—diluted	$(0.19)

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

During the first quarter of fiscal 2007, we adopted SFAS No. 123(R) which requires the measurement and recognition of compensation cost at fair value for all share-based payments, including stock options. We estimate fair value using the Black-Scholes option-pricing model, which requires assumptions such as expected volatility, risk-free interest rate, expected life, and dividends. Compensation cost is recognized using a graded-vesting schedule over the applicable vesting period, or date on which retirement eligibility is achieved, if shorter (non-substantive vesting period approach). Share-based compensation totaled approximately $0.7 million and $1.0 million during fiscal 2008 and 2007, respectively.

Stock options granted to members of the Board of Directors generally vest immediately and stock options granted to employees generally vest over a period of five years and have contractual terms for exercise of ten years. A summary of stock option activity is as follows (in thousands, except option prices and years):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding at May 28, 2005	1,701	$9.46
Granted	436	8.14
Exercised	(41)	7.22
Cancelled	(245)	8.86

Options outstanding at June 3, 2006	1,851	$9.26
Granted	319	8.70
Exercised	(212)	7.18
Forfeited	(87)	8.30
Cancelled	(170)	9.88

Options outstanding at June 2, 2007	1,701	$9.40
Granted	340	7.33
Exercised	(9)	7.70
Forfeited	(80)	8.68
Cancelled	(270)	10.60

Options outstanding at May 31, 2008	1,682	$8.84	5.91	$7

Options exercisable at May 31, 2008	967	$9.51	4.03	$3

There were nine thousand stock options exercised during fiscal 2008, with cash received of $0.1 million. The total intrinsic value of options exercised totaled an immaterial amount during fiscal 2008, $0.5 million during fiscal 2007, and $0.1 million during fiscal 2006. The weighted average fair value of stock option grants was $2.99 during fiscal 2008, $3.94 during fiscal 2007, and $3.14 during fiscal 2006. As of May 31, 2008, total unrecognized compensation costs related to unvested stock options was approximately $1.6 million which is expected to be recognized over the remaining weighted average period of five years. The total grant date fair value of stock options vested during fiscal 2008 was $0.5 million.

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

The fair value of stock options is estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Fiscal Year Ended
	May 31, 2008	June 2, 2007
Expected volatility	44.86%	48.12%
Risk-free interest rate	4.39%	4.73%
Expected lives	6.31	6.50
Annual cash dividend	$0.08	$0.16

The fiscal 2008 and 2007 expected volatility assumptions are based on historical experience. The fiscal 2008 and 2007 expected stock option life assumption is based on the Securities and Exchange Commission’s (“SEC”) guidance in Staff Accounting Bulletin (“SAB”) No. 107 (“SAB No. 107”). On December 21, 2007, the SEC issued SAB No. 110 stating that they will continue to accept SAB No. 107, past the original expiration date of December 31, 2007. The risk-free interest rate is based on the yield of a treasury note with a remaining term equal to the expected life of the stock option.

The following table summarizes information about stock options outstanding at May 31, 2008 (in thousands, except option prices and years):

	Outstanding				Exercisable
Exercise Price Range	Shares	Price	Life	Aggregate Intrinsic Value	Shares	Price	Life	Aggregate Intrinsic Value
$4.05 to $7.50	644	$7.08	5.7	$7	328	$6.93	2.2	$3
$7.75 to $9.00	642	$8.30	7.2	$—	272	$8.23	6.5	$—
$9.23 to $13.81	396	$12.57	4.1	$—	367	$12.78	3.8	$—

Total	1,682	$8.84	5.9	$7	967	$9.51	4.0	$3

A summary of restricted stock award transactions was as follows (in thousands):

Shares
Unvested at May 28, 2005	13
Granted	3
Vested	(12)
Cancelled	—

Unvested at June 3, 2006	4
Granted	11
Vested	(12)
Cancelled	—

Unvested at June 2, 2007	3
Granted	10
Vested	(1)
Cancelled	—

Unvested at May 31, 2008	12

Compensation effects arising from issuing stock awards have been charged against income and recorded as additional paid-in-capital in the consolidated statements of stockholders’ equity and comprehensive income (loss) and were immaterial during fiscal 2008 and 2006, and $0.1 million during fiscal 2007.

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

The Employees’ 2001 Incentive Compensation Plan authorizes the issuance of up to 1,800,000 shares as incentive stock options, non-qualified stock options, or stock awards. Under this plan and predecessor plans, 1,301,423 shares are reserved for future issuance. The Plan authorizes the granting of incentive stock options at the fair market value at the date of grant. Generally, these options become exercisable over five years and expire up to ten years from the date of grant.

On June 16, 2005, our Board of Directors adopted the 2006 Stock Option Plan for Non-Employee Directors which authorizes the issuance of up to 400,000 shares as non-qualified stock options. Under this plan, 295,000 shares of common stock have been reserved for future issuances relating to stock options exercisable based on the passage of time. Each option is exercisable over a period of time from its date of grant at the market value on the grant date and expires after 10 years. This plan replaces the 1996 Stock Option Plan for Non-Employee Directors which was terminated on June 16, 2005.

Earnings per Share: We have authorized 30,000,000 shares of common stock, 10,000,000 shares of Class B common stock, and 5,000,000 shares of preferred stock. The Class B common stock has ten votes per share. The Class B common stock has transferability restrictions; however, it may be converted into common stock on a share-for-share basis at any time. With respect to dividends and distributions, shares of common stock and Class B common stock rank equally and have the same rights, except that Class B common stock cash dividends are limited to 90% of the amount of common stock cash dividends.

In accordance with Emerging Issues Task Force (“EITF”) Issue No. 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128 (“EITF No. 03-6”), our Class B common stock is considered a participating security requiring the use of the two-class method for the computation of basic and diluted earnings per share. The two-class computation method for each period reflects the cash dividends paid per share for each class of stock, plus the amount of allocated undistributed earnings per share computed using the participation percentage which reflects the dividend rights of each class of stock. Basic and diluted earnings per share were computed using the two-class method as prescribed in EITF No. 03-6. The shares of Class B common stock are considered to be participating convertible securities since the shares of Class B common stock are convertible on a share-for-share basis into shares of common stock and may participate in dividends with common stock according to a predetermined formula which is 90% of the amount of common stock cash dividends.

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

Diluted earnings per share is calculated by dividing net income, adjusted for interest savings, net of tax, on assumed conversion of convertible debentures and notes, by the actual shares outstanding and share equivalents that would arise from the exercise of stock options, certain restricted stock awards, and the assumed conversion of convertible debentures and notes when dilutive. For fiscal 2008, 2007, and 2006, the assumed conversion and the effect of the interest savings of our 7 3/4% convertible senior subordinated notes (“7 3/4% notes”) and 8% convertible senior subordinated notes (“8% notes”) were excluded because their inclusion would have been anti-dilutive. The per share amounts presented in the consolidated statements of operations are based on the following amounts (in thousands, except per share amounts):

	Fiscal Year Ended
	May 31, 2008	June 2, 2007	June 3, 2006
Numerator for basic and diluted EPS:
Income (loss) from continuing operations	$(8,471)	$1,548	$(4,010)
Less dividends:
Common stock	1,777	2,323	2,289
Class B common stock	330	441	447

Undistributed losses	$(10,578)	$(1,216)	$(6,746)

Common stock undistributed losses	$(8,923)	$(1,023)	$(5,648)
Class B common stock undistributed losses—basic	(1,655)	(193)	(1,098)

Total undistributed losses—common stock and Class B common stock—basic	$(10,578)	$(1,216)	$(6,746)

Common stock undistributed losses	$(8,923)	$(1,024)	$(5,648)
Class B common stock undistributed losses—diluted	(1,655)	(192)	(1,098)

Total undistributed losses—Class B common stock—diluted	$(10,578)	$(1,216)	$(6,746)

Income from discontinued operations	$45	$39,131	$1,368
Less dividends:
Common stock	1,777	2,323	2,289
Class B common stock	330	441	447

Undistributed earnings (losses)	$(2,062)	$36,367	$(1,368)

Common stock undistributed earnings (losses)	$(1,739)	$30,587	$(1,145)
Class B common stock undistributed earnings (losses)—basic	(323)	5,780	(223)

Total undistributed earnings (losses)—common stock and Class B common stock—basic	$(2,062)	$36,367	$(1,368)

Common stock undistributed earnings (losses)	$(1,739)	$30,621	$(1,145)
Class B common stock undistributed earnings (losses)—diluted	(323)	5,746	(223)

Total undistributed earnings (losses)—Class B common stock—diluted	$(2,062)	$36,367	$(1,368)

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

	Fiscal Year Ended
	May 31, 2008	June 2, 2007	June 3, 2006
Numerator for basic and diluted EPS continued:
Net income (loss)	$(8,426)	$40,679	$(2,642)
Less dividends:
Common stock	1,777	2,323	2,289
Class B common stock	330	441	447

Undistributed earnings (losses)	$(10,533)	$37,915	$(5,378)

Common stock undistributed earnings (losses)	$(8,885)	$31,889	$(4,502)
Class B common stock undistributed earnings (losses)—basic	(1,648)	6,026	(876)

Total undistributed earnings (losses)—common stock and Class B common stock—basic	$(10,533)	$37,915	$(5,378)

Common stock undistributed earnings (losses)	$(8,885)	$31,924	$(4,502)
Class B common stock undistributed earnings (losses)—diluted	(1,648)	5,991	(876)

Total undistributed earnings (losses)—Class B common stock—diluted	$(10,533)	$37,915	$(5,378)

Denominator for basic and diluted EPS:
Denominator for basic EPS:
Common stock weighted average shares	14,794	14,517	14,315
Class B common stock weighted average shares, and shares under if-converted method for diluted earnings per share	3,048	3,048	3,093
Effect of dilutive securities:
Unvested restricted stock awards	—	4	—
Dilutive stock options	—	98	—

Denominator for diluted EPS adjusted weighted average shares and assumed conversions	17,842	17,667	17,408

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

	Fiscal Year Ended
	May 31, 2008	June 2, 2007	June 3, 2006
Income (loss) from continuing operations per share:
Common stock—basic	$(0.48)	$0.09	$(0.23)

Class B common stock—basic	$(0.43)	$0.08	$(0.21)

Common stock—diluted	$(0.48)	$0.09	$(0.23)

Class B common stock—diluted	$(0.43)	$0.08	$(0.21)

Income from discontinued operations per share:
Common stock—basic	$0.00	$2.27	$0.08

Class B common stock—basic	$0.00	$2.04	$0.07

Common stock—diluted	$0.00	$2.21	$0.08

Class B common stock—diluted	$0.00	$2.03	$0.07

Net income (loss) per share:
Common stock—basic	$(0.48)	$2.36	$(0.15)

Class B common stock—basic	$(0.43)	$2.12	$(0.14)

Common stock—diluted	$(0.48)	$2.30	$(0.15)

Class B common stock—diluted	$(0.43)	$2.11	$(0.14)

Common stock options that were anti-dilutive and not included in dilutive earnings per common share	1,682	1,603	1,852

New Accounting Pronouncements: In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The standard clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. SFAS No. 157 will be effective beginning with our fiscal year 2009. We are currently in the process of assessing the impact of SFAS No. 157 but do not believe that the adoption of the standard will have a material impact on our consolidated financial statements.

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

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

In December 2007, the FASB issued SFAS No. 141-R, Business Combinations (“SFAS No. 141-R”) which revises SFAS No. 141, Business Combinations (“SFAS No. 141”). Under SFAS No. 141, organizations utilized the announcement date as the measurement date for the purchase price of the acquired entity. SFAS No. 141-R requires the measurement at the date the acquirer obtains control of the acquiree, generally referred to as the acquisition date. SFAS No. 141-R will have a significant impact on the accounting of transaction costs, restructuring costs as well as the initial recognition of contingent assets and liabilities assumed during a business combination. Under SFAS No. 141-R, adjustments to the acquired entity’s deferred tax assets and uncertain tax position balances occurring outside the measurement period are recorded as a component of the income tax expense, rather than goodwill. SFAS No. 141-R will be effective beginning with our fiscal year 2010. As the provisions of SFAS No. 141-R are applied prospectively, the impact on our financial statements cannot be determined until the transactions occur.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 expands the disclosure requirements for derivative instruments and hedging activities. This Statement specifically requires entities to provide enhanced disclosures addressing the following: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 will be effective for our fiscal year 2010. We are currently evaluating the impact of SFAS 161, but do not believe that our adoption of the standard will have a material impact on our consolidated financial statements.

In May 2008, the FASB issued FASB Staff Position (“FSP”) No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlements) (“FSP No. APB 14-1”), which will change the accounting treatment for convertible securities which the issuer may settle fully or partially in cash. Under FSP No. APB 14-1, cash settled convertible securities will be separated into their debt and equity components. The value assigned to the debt component will be the estimated fair value, as of the issuance date, of a similar debt instrument without the conversion feature, and the difference between the proceeds for the convertible debt and the amount reflected as a debt liability will be recorded as additional paid-in-capital. As a result, the debt will be recorded at a discount reflecting its below market coupon interest rate. The debt will subsequently be accreted to its par value over its expected life, with the rate of interest that reflects the market rate at issuance being reflected on the income statement. This change in methodology will affect the calculations of net income and earnings per share for many issuers of cash settled convertible securities. FSP No. APB 14-1 will become effective for our fiscal year beginning in 2010. We are currently evaluating the impact of the adoption of FSP No. APB 14-1 on our consolidated financial statements.

2. DISCONTINUED OPERATIONS

On May 31, 2007, we completed the sale of the SSD/Burtek to Honeywell International Incorporated (“Honeywell”). We present SSD/Burtek as a discontinued operation in accordance with the criteria of SFAS No. 144, and prior period results and disclosures have been restated to reflect this reporting.

The sale agreement of SSD/Burtek to Honeywell contemplated a post-closing working capital-based purchase price adjustment. During the second quarter of fiscal 2008, we received notification from Honeywell seeking a purchase price adjustment in the amount of $6.4 million. During the third and fourth quarters, we reviewed and responded to Honeywell’s notice, and we are in discussions with Honeywell to seek resolution of the open items. We believe this claim to be without merit and intend to vigorously defend our position with respect to this claim. Should we ultimately pay Honeywell all, or a significant portion, of the requested amount, it could have a material adverse impact on results of our discontinued operations and cash flows.

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

Net sales, gross profit, interest expense, income tax provision, and income (loss) from discontinued operations during fiscal 2008, 2007, and 2006 are presented in the following table (in thousands):

	Fiscal Years
	2008	2007	2006
Net Sales	$736	$107,510	$108,843
Gross profit	209	27,788	27,279
Interest expense	—	5,883	3,528
Income tax provision	21	3,428	2,682
Income (loss), net of tax	45	(2,434)	1,368

The net sales, gross profit, and income from discontinued operations during fiscal 2008 represent the operations of our Colombia location which was included in the SSD/Burtek sale agreement with Honeywell, but were not transferred as part of the May 31, 2007, closing. During the first quarter of fiscal 2008, we mutually agreed with Honeywell that Honeywell would not purchase the SSD/Burtek Colombia business, and that we would wind down the SSD/Burtek Colombia business in exchange for a payment from Honeywell equal to a portion of the value of the SSD/Burtek business in Colombia on May 31, 2007, including reimbursement of related employee severance expenses. We ceased operations of the SSD/Burtek business in Colombia during the third quarter of fiscal 2008. Results of the operation of the SSD/Burtek business in Colombia are included in discontinued operations in accordance with SFAS No. 144.

In accordance with EITF Issue No. 87-24, Allocation of Interest to Discontinued Operations (“EITF 87-24”), we allocated interest expense of $5.9 million and $3.5 million to discontinued operations during fiscal 2007 and 2006, respectively, due to the requirement under our credit agreement to pay the proceeds from the sale of a business to the parties in the credit agreement. With respect to the sale of SSD/Burtek, we recognized a gain of $41.6 million during fiscal 2007, net of a provision for income tax of $2.8 million.

Net assets of discontinued operations are presented in the following table (in thousands):

June 2, 2007
Accounts receivable	$128
Inventories	114
Prepaid expenses	—

Current assets of discontinued operations held for sale	242

Property, plant, and equipment, net	5
Goodwill	—
Other intangible assets, net	—

Non-current assets of discontinued operations held for sale	5

Total assets of discontinued operations held for sale	$247

Accounts payable	$1,569
Accrued liabilities	1,168

Current liabilities of discontinued operations held for sale	2,737

Long-term debt
Non-current liabilities of discontinued operations held for sale	—

Total liabilities of discontinued operations held for sale	—

Accumulated other comprehensive income of discontinued operations held for sale	—

Total liabilities and stockholders’ equity of discontinued operations held for sale	$2,737

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

The balance sheet amounts of June 2, 2007, for discontinued operations represent the net assets held at our Colombia location that were included in the SSD/Burtek sale agreement, but were not part of the transaction closing on May 31, 2007. As noted above, we ceased operations of the SSD/Burtek business in Colombia during the third quarter of fiscal 2008, and as such no amounts related to SSD/Burtek Colombia net assets remain in our balance sheet for discontinued operations as of May 31, 2008.

3. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of purchase price over fair market value of identifiable net assets acquired through business purchases. In accordance with SFAS No. 142 goodwill and indefinite-lived intangible assets are reviewed for impairment on at least an annual basis by applying a fair-value based test. In evaluating the recoverability of the carrying value of goodwill, we must make assumptions regarding the fair value of our reporting units, as defined under SFAS No. 142. If our fair value estimates or related assumptions change, we may be required to record impairment charges related to goodwill.

During the fourth quarter of each fiscal year, our goodwill balances are reviewed for impairment through the application of a fair-value based test, using the third quarter as the measurement date. In performing our annual review of goodwill balances for impairment, we estimate the fair value of each of our reporting units based primarily on projected future operating results, discounted cash flows, and other assumptions. Projected future operating results and cash flows used for valuation purposes may reflect considerable improvements relative to historical periods with respect to, among other things, revenue growth and operating margins. Although we believe our projected future operating results and cash flows and related estimates regarding fair values are based on reasonable assumptions, historically, projected operating results and cash flows have not always been achieved. The failure of one or more of our reporting units to achieve projected operating results and cash flows in the near term or long term could reduce the estimated fair value of the reporting unit below its carrying value and result in the recognition of a goodwill impairment charge.

During the third quarter of fiscal 2008, our DSG reporting unit began implementing a new business plan that included exiting unprofitable market segments, exiting distribution of low margin branded products, and increased focus on digital signage. Historically, DSG has not always achieved projected revenue and operating margins as expected. In estimating the fair value of DSG during the fourth quarter, we re-assessed the level of risk associated with DSG achieving future operating results and cash flows. The results of our goodwill impairment test as of March 1, 2008, indicated that the value of goodwill attributable to our DSG segment of $11.5 million was fully impaired. As a result, we recorded a pre-tax impairment of $11.5 million, during the fourth quarter of fiscal 2008. In addition, we recorded a $2.3 million tax benefit related to the impairment charge.

The results of our goodwill impairment tests as of March 1, 2008, for RFPD and EDG indicated no goodwill impairment as estimated fair value of each reporting unit exceeded the carrying value.

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

The table below provides changes in carrying value of goodwill by reportable segment which includes RFPD, EDG, and DSG (in thousands):

	Goodwill
	Reportable Segments
	RFPD	EDG	DSG	Total
Balance at June 3, 2006	$252	$893	$10,111	$11,256
Foreign currency translation	11	9	335	355

Balance at June 2, 2007	263	902	10,446	11,611
Continent purchase price consideration	256	—	—	256
Foreign currency translation	32	30	1,060	1,122
Impairment of goodwill	—	—	(11,506)	(11,506)

Balance at May 31, 2008	$551	$932	$—	$1,483

The following table provides changes in carrying value of other intangible assets not subject to amortization (in thousands):

	Other Intangible Assets Not Subject to Amortization
	Reportable Segments
	RFPD	EDG	DSG	Total
Balance at June 3, 2006	$—	$9	$—	$9
Reclassification	—	(9)	—	(9)

Balance at June 2, 2007	$—	$—	$—	$—

Note:	During the third quarter of fiscal 2007, EDG’s other intangible assets not subject to amortization were reclassified to SSD/Burtek, which is presented as a discontinued operation.

Intangible assets subject to amortization as well as amortization expense are as follows (in thousands):

	Intangible Assets Subject to Amortization as of
	May 31, 2008	June 2, 2007
Gross amounts:
Deferred financing costs	$2,744	$4,539
Patents and trademarks	478	478

Total gross amounts	$3,222	$5,017

Accumulated amortization:
Deferred financing costs	$1,986	$2,958
Patents and trademarks	478	478

Total accumulated amortization	$2,464	$3,436

Deferred financing costs decreased during fiscal 2008 due primarily to the write-off of deferred financing costs of $0.6 million related to the extinguishment of our prior credit agreement. We entered into a new $40.0 million credit agreement (“new credit agreement”) on July 27, 2007. The write-off of $0.6 million was recorded as interest expense during the first quarter of fiscal 2008. The remaining amounts of deferred financing costs as of May 31, 2008, are associated with our 7 3/4% notes and 8% notes.

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

Amortization expense during fiscal years 2008 and 2007 was as follows (in thousands):

	Amortization of Intangible Assets Subject to Amortization
	May 31, 2008	June 2, 2007
Deferred financing costs	$275	$488
Patents and trademarks	—	3

Total	$275	$491

The amortization expense associated with the intangible assets subject to amortization for the next five years is presented in the following table (in thousands):

Fiscal Year	Amortization Expense

2009	$235
2010	$235
2011	$235
2012	$53
2013	$—
Thereafter	$—

The weighted average number of years of amortization expense remaining is 3.23.

4. ASSETS HELD FOR SALE

As of May 31, 2008, we maintained a building in Mexico City, Mexico as an asset held for sale. We believe we will be able to sell the building within fiscal 2009, however, we cannot give any assurance as to the actual timing or successful completion of the sale.

5. RESTRUCTURING AND SEVERANCE CHARGES

We implemented a global restructuring plan during fiscal 2007 (“2007 Restructuring Plan”). The 2007 Restructuring Plan was designed to decrease the number of warehouses and streamline processes throughout the organization. During fiscal 2007, we centralized inventory distribution in Europe, restructured our Latin American operations, and reduced our total workforce, including the elimination of certain layers of management.

As a result of our 2007 Restructuring Plan, restructuring charges of $2.2 million were recorded in selling, general, and administrative expenses (“SG&A”) during fiscal 2007. During the first nine months of fiscal 2008, severance costs of $1.3 million were paid out, completing all the severance payments associated with the 2007 Restructuring Plan.

6. ACQUISITIONS

Fiscal 2008: We made no acquisitions during fiscal 2008.

Fiscal 2007: We made no acquisitions during fiscal 2007.

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

Fiscal 2006: In June 2005, we acquired Kern located in Germany, a leading display technology company in Europe. The cash outlay for Kern was $6.6 million, net of cash acquired. In addition, on October 1, 2005, we acquired certain assets of Image Systems Corporation (“Image Systems”), a subsidiary of CSI in Hector, Minnesota, which is a specialty supplier of displays, display controllers, and calibration software for the healthcare market. The initial cash outlay for Image Systems was $0.3 million. Both Kern and Image Systems were integrated into DSG. The acquisitions were not deemed material under SFAS No. 141, Business Combinations.

7. DISPOSAL OF ASSETS

During the first quarter of fiscal 2008, we received an offer to sell our interests in property located in Rio de Janeiro, Brazil for 2.0 million Brazilian Reais, which is equivalent to approximately $1.2 million, and received a security deposit of 0.6 million Brazilian Reais, which is equivalent to approximately $0.4 million. We closed on the sale during the third quarter of fiscal 2008 and received additional proceeds of 0.4 million Brazilian Reais, which is equivalent to approximately $0.2 million, in cash and a note receivable of 1.0 million Brazilian Reais. The note receivable of 1.0 million Brazilian Reais, which is equivalent to approximately $0.6 million, is payable in ten equal monthly installments. We recorded an immaterial gain during the third quarter of fiscal 2008 with respect to the sale of our interests in this property.

On February 1, 2008, we sold our building in Pianopoli, Italy, for $0.4 million. We recorded a pre tax gain of $0.1 million during the third quarter of fiscal 2008 with respect to the sale of this property.

On April 5, 2007, we sold real estate and a building located in the United Kingdom for $1.9 million. We recorded a pre tax gain on sale of $1.5 million during the fourth quarter of fiscal 2007 with respect to the sale of this property.

On December 29, 2006, we sold approximately 1.5 acres of real estate and a building located in Geneva, Illinois for $3.1 million. We recorded a gain of $2.5 million during the third quarter of fiscal 2007 with respect to the sale of this property.

8. DEBT FINANCING

Long-term debt consists of the following (in thousands):

	May 31, 2008	June 2, 2007
7 3/4% notes, due December 2011	$44,683	$44,683
8% notes, due June 2011	11,000	11,000
New credit agreement, due July 2010 (5.00% at May 31, 2008)	—	—
Credit agreement, due October 2009 (7.72% at June 2, 2007)	—	65,711

Total debt	55,683	121,394
Less: current portion	—	(65,711)

Long-term debt	$55,683	$55,683

As of May 31, 2008, we maintained $55.7 million in long-term debt in the form of two series of convertible notes. We entered into a new credit agreement on July 27, 2007, which included a Euro sub-facility of $15.0 million and a Singapore sub-facility of $5.0 million. Pursuant to an amendment to the new credit agreement entered into on February 29, 2008, the Euro sub-facility and Singapore sub-facility individual limits were increased to $20.0 million each; however, the total amount of the combined Euro sub-facility and Singapore

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

sub-facility is limited to $25.0 million. The U.S. facility is reduced if amounts drawn on the Euro sub-facility and Singapore sub-facility exceed $20.0 million, maintaining a total capacity of $40.0 million on the new credit agreement. This new credit agreement expires in July 2010 and bears interest at applicable LIBOR, SIBOR, or prime rates plus a margin varying with certain quarterly borrowings under the new credit agreement. This new credit agreement is secured by a lien on our U.S. assets and also contains a financial covenant requiring us to maintain a leverage ratio of less than 2.0 to 1.0. Pursuant to an amendment to the new credit agreement entered into on November 29, 2007, the leverage ratio was increased to 3.0 to 1.0 for the fiscal quarters ended December 1, 2007, and March 1, 2008. The commitment fee related to the new credit agreement is 0.25% per annum payable quarterly on the average daily unused portion of the aggregate commitment. As of May 31, 2008, there were no amounts outstanding under the new credit agreement. Outstanding letters of credit were approximately $0.1 million, and the unused line was $39.9 million. Based on our loan covenants, actual available credit as of May 31, 2008, was $40.0 million.

Pursuant to an amendment to the new credit agreement entered into on July 29, 2008, the definition of the leverage ratio has been modified to exclude the goodwill impairment charge in the calculation of adjusted earnings before interest, taxes, depreciation, and amortization (“EBITDA”), for the fiscal year ended May 31, 2008. We were in compliance with our loan covenants as of May 31, 2008, without this amendment to our new credit agreement.

On November 21, 2005, we sold $25.0 million in aggregate principal amount of 8% notes due 2011 pursuant to an indenture dated November 21, 2005. The 8% notes bear interest at a rate of 8% per annum. Interest is due on June 15 and December 15 of each year. The 8% notes are convertible at the option of the holder, at any time on or prior to maturity, into shares of our common stock at a price equal to $10.31 per share, subject to adjustment in certain circumstances. In addition, we may elect to automatically convert the 8% notes into shares of common stock if the trading price of the common stock exceeds 150% of the conversion price of the 8% notes for at least 20 trading days during any 30 trading day period subject to a payment of three years of interest if we elect to convert the 8% notes prior to December 20, 2008.

The indenture provides that on or after December 20, 2008, we have the option of redeeming the 8% notes, in whole or in part, for cash, at a redemption price equal to 100% of the principal amount of the 8% notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. Holders may require us to repurchase all or a portion of their 8% notes for cash upon a change-of-control event, as described in the indenture, at a repurchase price equal to 100% of the principal amount of the 8% notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding the repurchase date. The 8% notes are unsecured and subordinate to our existing and future senior debt. The 8% notes rank on parity with the existing 7 3/4% convertible senior subordinated notes (7 3/4% notes) due December 2011.

On September 8, 2006, we purchased $6.0 million of the 8% notes, and on December 8, 2006, we purchased $8.0 million of the 8% notes, leaving a remaining balance of $11.0 million outstanding on the 8% notes. The purchases were financed through additional borrowings under our credit agreement. As the 8% notes are subordinate to the credit agreement, we received a waiver from our lending group to permit the purchases. We recorded costs associated with the retirement of long-term debt of $2.5 million in connection with the purchases, which includes the write-off of previously capitalized deferred financing costs of $0.6 million.

On December 23, 2005, we redeemed all of the outstanding 8 1/4% convertible senior subordinated debentures (8 1/4% debentures) in the amount of $17.5 million and on December 30, 2005, we redeemed all of the outstanding 7 1/ 4% convertible senior subordinated debentures (7 1/4% debentures) in the amount of $4.8 million by borrowing amounts under the credit agreement to effect these redemptions.

On February 14, 2005, we entered into separate exchange agreements pursuant to which a small number of holders of our existing 7 1/4% debentures and 8 1/4% debentures, agreed to exchange $22.2 million in aggregate

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

principal amount of 7 1/4% debentures and $22.5 million in aggregate principal amount of 8 1/4% debentures for $44.7 million in aggregate principal amount of newly-issued 7 3/4% notes due December 2011.

On February 15, 2005, we issued the 7 3/ 4% notes pursuant to an indenture dated February 14, 2005. The 7 3/4% notes bear interest at the rate of 7 3/4% per annum. Interest is due on June 15 and December 15 of each year. The 7 3/4% notes are convertible at the option of the holder, at any time on or prior to maturity, into shares of our common stock at a price equal to $18.00 per share, subject to adjustment in certain circumstances. On or after December 19, 2006, we may elect to automatically convert the 7 3/4% notes into shares of common stock if the trading price of the common stock exceeds 125% of the conversion price of the 7 3/4% notes for at least twenty trading days during any thirty trading day period ending within five trading days prior to the automatic conversion notice. The 7 3/4% notes are unsecured and subordinated to our existing and future senior debt. The 7 3/4% notes rank on parity with the 8% notes.

Interest expense was $6.9 million, $5.3 million, and $6.3 million during fiscal 2008, 2007, and 2006, respectively. The components of interest expense from continuing operations are shown in the following table (in thousands):

	FY 2008	FY 2007	FY 2006
7 3/4% notes interest expense	$3,463	$3,405	$3,540
8% notes interest expense	880	1,312	1,083
7 1/4% debentures interest expense	—	—	187
8 1/4% debentures interest expense	—	—	797
Credit agreement interest expense	556	—	—
New credit agreement interest expense	955	—	—
Deferred financing costs amortization	275	488	361
Write-off of deferred financing costs	643	62	—
Other	82	25	313

Total interest expense	$6,854	$5,292	$6,281

On March 3, 2007, we were not in compliance with our credit agreement covenants with respect to the leverage ratio. On April 5, 2007, we received a waiver from our lending group for the default.

On January 19, 2007, we executed an amendment to the credit agreement to facilitate the implementation of a European cash sweeping program. In addition, the amendment decreased our Canada Facility and increased our U.S. Facility by approximately $7.5 million.

In the following table, the estimated fair values of our 7 3 /4% notes and 8% notes are based on quoted market prices at the end fiscal year 2008 and 2007. The fair values of the bank term loans are based on carrying value (in thousands).

	May 31, 2008		June 2, 2007
	Carrying Value	Fair Value	Carrying Value	Fair Value
7 3/4% notes	$44,683	$37,534	$44,683	$45,074
8% notes	11,000	10,283	11,000	12,024
Credit agreement	—	—	65,711	65,711
New credit agreement	—	—	—	—

Total	55,683	47,817	121,394	122,809
Less: current portion	—	—	(65,711)	(65,711)

Total	$55,683	$47,817	$55,683	$57,098

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

Our ability to service our debt and meet our other obligations is dependent on our future financial and operating performance. This performance is subject to various factors, including factors beyond our control such as changes in global and regional economic conditions, changes in our industry or the end markets for our products, changes in interest or currency exchange rates, and inflation in costs.

Aggregate maturities of our debt during the next five years are as follows (in thousands):

Fiscal Year	Aggregate Debt Maturities
2009	$—
2010	$—
2011	$—
2012	$55,683
2013	$—
Thereafter	$—

Cash payments for interest were $6.1 million, $11.1 million, and $9.0 million, during fiscal 2008, 2007, and 2006, respectively.

9. LEASE OBLIGATIONS, OTHER COMMITMENTS, AND CONTINGENCIES

We lease certain warehouse and office facilities and office equipment under non-cancelable operating leases. Rent expense during fiscal 2008, 2007, and 2006 was $4.7 million, $4.2 million, and $4.0 million, respectively. Future lease commitments for minimum rentals, including common area maintenance charges and property taxes, during the next five years are as follows (in thousands):

Fiscal Year	Expense
2009	$4,020
2010	$2,500
2011	$1,446
2012	$1,082
2013	$663
Thereafter	$727

10. INCOME TAXES

The components of income (loss) before income taxes are (in thousands):

	Fiscal Year Ended
	May 31, 2008	June 2, 2007	June 3, 2006
United States	$(16,098)	$(14,242)	$(6,975)
Foreign	7,409	16,424	8,501

Income (loss) before income taxes	$(8,689)	$2,182	$1,526

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

The provision for income taxes differs from income taxes computed at the federal statutory tax rate of 34% during fiscal 2008, 2007, and 2006 as a result of the following items (in thousands):

	Fiscal Year Ended
	May 31, 2008	June 2, 2007	June 3, 2006

Federal statutory rate	(34.0%)	34.0%	34.0%
Effect of:
State income taxes, net of federal tax benefit	(5.7)	(20.2)	(16.0)
Foreign income inclusion	50.0	108.8	—
U.S. income inclusion from foreign restructuring	—	68.2	—
Foreign taxes at other rates	(13.5)	(97.9)	(5.4)
Tax refund from foreign tax appeal	—	—	(65.4)
Net increase (decrease) in valuation allowance for deferred tax assets	(1.4)	(64.9)	415.6
Other	2.1	1.1	—

Effective tax rate	(2.5%)	29.1%	362.8%

The effective income tax rates during fiscal 2008 and 2007 were (2.5%) and 29.1%, respectively. The difference between the effective tax rates as compared to the U.S. federal statutory rate of 34% primarily results from our geographical distribution of taxable income or losses, foreign income subject to U.S. tax and valuation allowances related to net operating losses.

The provision for income taxes consists of the following (in thousands):

	Fiscal Year Ended
	May 31, 2008	June 2, 2007	June 3, 2006

Current:
Federal	$—	$—	$—
State	—	—	—
Foreign	1,980	3,170	3,019

Total current	1,980	3,170	3,019

Deferred:
Federal	(492)	(2,040)	1,926
State	(45)	(185)	198
Foreign	(1,661)	(311)	393

Total deferred	(2,198)	(2,536)	2,517

Income tax provision (benefit)	$(218)	$634	$5,536

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities at May 31, 2008, and June 2, 2007, are as follows (in thousands):

	May 31, 2008	June 2, 2007
Deferred tax assets:
Intercompany profit in inventory	$—	$—
NOL carryforwards—foreign and domestic	20,235	18,764
Inventory valuation	6,642	9,245
Goodwill—impaired assets	3,750	1,671
Alternative minimum tax credit carryforward	1,193	1,189
Severance reserve	438	656
Other	3,432	2,627

Subtotal	35,690	34,152
Valuation allowance—foreign and domestic	(26,112)	(27,640)

Net deferred tax assets after valuation allowance	9,578	6,512

Deferred tax liabilities:
Accelerated depreciation	(3,579)	(3,358)
Goodwill—non-impaired assets	—	(537)
Other	(3)	(97)

Subtotal	(3,582)	(3,992)

Net deferred tax assets	$5,996	$2,520

Supplemental disclosure of deferred tax asset information:
Domestic	$25,995	$30,127
Foreign	$6,110	$4,025

At May 31, 2008, domestic federal net operating loss (“NOL”) carryforwards amount to approximately $44.0 million. These federal NOLs expire between 2024 and 2028. Domestic state NOL carryforwards amount to approximately $59.7 million. These state NOLs expire between 2012 and 2028. Foreign NOL carryforwards total approximately $11.6 million with various or indefinite expiration dates. We also have an alternative minimum tax credit carryforward at May 31, 2008, in the amount of $1.2 million that has an indefinite carryforward period.

Income taxes paid, including foreign estimated tax payments, were $6.1 million, $2.5 million, and $1.9 million during fiscal 2008, 2007, and 2006, respectively.

At May 31, 2008, all of the cumulative positive earnings of our foreign subsidiaries, which amounted to $120.6 million, are still considered permanently reinvested pursuant to APB No. 23, Accounting for Income Taxes-Special Areas. Due to various tax attributes that are continually changing, it is not possible to determine what, if any, tax liability might exist if such earnings were to be repatriated.

During fiscal 2005, the Canadian taxing authority proposed an income tax assessment for fiscal 1998 through fiscal 2002. We appealed the income tax assessment; however, we paid the entire tax liability in fiscal 2005 to the Canadian taxing authority to avoid additional interest and penalties if our appeal was denied. The payment was recorded as an increase to income tax provision in fiscal 2005. In May 2006, the appeal was settled in our favor. We recorded a reduction to income tax provision for approximately $1.0 million related to the appeal settlement and subsequently received the refund during fiscal 2007.

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

In the normal course of business, we are subject to examination by taxing authorities throughout the world. We are no longer subject to either U.S. federal, state, or local tax examinations by taxing authorities for years prior to fiscal year 2004. With few exceptions, we are no longer subject to non-U.S. income tax examinations by tax authorities for years prior to fiscal year 2003. Our primary foreign tax jurisdictions are the United Kingdom, Germany, Singapore, and the Netherlands. We have tax years open in Germany, the Netherlands, and Singapore beginning in fiscal year 2003; and in the United Kingdom beginning in fiscal year 2006.

Effective June 3, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109, Accounting for Income Taxes, (“FIN 48”). The application of FIN 48 would have resulted in an increase in retained earnings of $1.6 million, except that the increase was fully offset by the application of a valuation allowance against net operating losses. In addition, we reclassified $7.0 million of income tax liabilities from current liabilities to non-current liabilities as we do not anticipate settling the liabilities within the next twelve months.

The following table summarizes the activity related to our unrecognized tax benefits (in thousands):

Balance as of June 3, 2007	$6,481
Increases due to currency translation	123
Decreases due to settlements	(218)
Decreases related to the expiration of statute of limitations	(427)

Balance as of May 31, 2008	$5,959

At May 31, 2008, our worldwide liability for uncertain tax positions was $6.0 million, excluding interest and penalties. Unrecognized tax benefits of $3.0 million would affect our effective tax rate if recognized.

We record penalties and interest relating to uncertain tax positions in the income tax expense line item within the consolidated statement of operations. As of May 31, 2008, we have recorded a liability for interest and potential penalties of $0.9 million.

It is reasonably possible that there will be a change in the unrecognized tax benefits in the range of $0 to approximately $1.3 million due to the expiration of various statutes of limitations within the next twelve months.

11. EMPLOYEE BENEFIT PLANS

Employee Stock Purchase Plan: The Employee Stock Purchase Plan (“ESPP”) provides substantially all employees an opportunity to purchase our common stock at 85% of the stock price at the end of the fiscal year. At May 31, 2008, the ESPP had 214,170 shares reserved for future issuance.

Employee Stock Ownership Plan: One of our US employee retirement plans is an Employee Stock Ownership Plan (“ESOP”). Annual contributions to this plan are at the discretion of our Board of Directors. During fiscal 2007, contributions in stock of $0.5 million were made to the ESOP, which is based on the stock price at the date contributed, or June 2, 2007. Shares are included in the calculation of earnings per share and dividends are paid to the ESOP from the date the shares are contributed.

Employee Profit Sharing Plan: The employee profit sharing plan is for US-employees, and is a defined contribution profit sharing plan. Annual contributions in cash are made at the discretion of the Board of Directors. The profit sharing plan has a 401(k) provision whereby we match 50% of employee contributions up to 4% of pay. Charges to expense for matching contributions to these plans were $0.6 million, $0.6 million, and $0.7 million during fiscal 2008, 2007, and 2006, respectively.

Foreign employees are covered by a variety of government mandated programs.

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

12. SEGMENT AND GEOGRAPHIC INFORMATION

Based on our interpretation of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”), we have identified three reportable segments: the RF, Wireless & Power Division, the Electron Device Group, and the Display Systems Group.

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

Each segment is directed by a Vice President and General Manager who reports to the Chief Executive Officer (“CEO”) or the Executive Vice President of Business Development. The CEO evaluates performance and allocates resources, in part, based on the direct operating contribution of each segment. Direct operating contribution is defined as gross margin less direct selling, general and administrative expenses.

On May 31, 2007, we completed the sale of the SSD/Burtek segment to Honeywell. We present SSD/Burtek as a discontinued operation in accordance with the criteria of SFAS No. 144, and prior period results and disclosures have been restated to reflect this reporting.

Operating results and assets by segment are summarized in the following table (in thousands):

	Net Sales	Gross Profit(1)	Direct Operating Contribution (Loss)(1)(2)	Assets(3)

Fiscal 2008
RFPD	$376,203	$85,323	$42,569	$129,424
EDG	103,256	32,941	17,947	44,343
DSG	84,671	17,848	(10,763)	25,867

Total	$564,130	$136,112	$49,753	$199,634

Fiscal 2007
RFPD	$369,936	$84,338	$48,650	$124,594
EDG	101,191	32,942	20,948	47,229
DSG	82,111	19,145	1,194	37,116

Total	$553,238	$136,425	$70,792	$208,939

Fiscal 2006
RFPD	$334,131	$75,834	$47,194	$116,102
EDG	94,443	30,438	19,644	42,878
DSG	95,010	24,509	9,156	37,568

Total	$523,584	$130,781	$75,994	$196,548

(1)	Included in gross profit and direct operating contribution (loss) during fiscal 2008 are inventory obsolescence charges of $1.9 million in DSG and $0.9 million in RFPD.

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

(2)	Included in direct operating contribution (loss) during fiscal 2008 is a goodwill impairment charge of $11.5 million in DSG.
(3)	Accounts receivable, inventory, and goodwill are identified by segment. Cash, net property plant and equipment, and other assets are not identifiable by segment.

A reconciliation of net sales, gross profit, operating income (loss), and assets to the relevant consolidated amounts is as follows (in thousands):

	Fiscal Year Ended
	May 31, 2008	June 2, 2007	June 3, 2006

Segment net sales	$564,130	$553,238	$523,584
Corporate	4,279	4,053	5,513

Net sales	$568,409	$557,291	$529,097

Segment gross profit	$136,112	$136,425	$130,781
Manufacturing variances and other costs	(513)	(4,022)	(2,291)

Gross profit	$135,599	$132,403	$128,490

Segment direct operating contribution	$49,753	$70,792	$75,994
Manufacturing variances and other costs	(513)	(4,022)	(2,291)
Regional selling expenses	—	(11,633)	(19,231)
Administrative expenses(1)	(50,477)	(50,909)	(46,215)
Gain (loss) on disposal of assets	(27)	3,616	154

Operating income (loss)	$(1,264)	$7,844	$8,411

Segment assets	$199,634	$208,939	$196,548
Cash, cash equivalents, and restricted cash	40,042	79,335	17,010
Other current assets(2)	11,648	25,815	18,868
Net property(3)	28,635	29,278	29,651
Other assets(3)(4)	6,276	5,457	8,634
Assets of discontinued operations held for sale	—	247	38,588

Total assets	$286,235	$349,071	$309,299

(1)	Included in administrative expenses during fiscal 2008 is severance expense of $2.5 million, primarily relating to implementing a new business plan for DSG during the third quarter of fiscal 2008.
(2)	Other current assets include miscellaneous receivables, manufacturing inventories, prepaid expenses, and current deferred income taxes.
(3)	Net property and other assets as of June 2, 2007, and June 3, 2006, have been restated to reflect the decision we made during fiscal 2008 to sell our building in Pianopoli, Italy. The net book value of this building in Pianopoli, Italy is classified as assets held for sale for fiscal year 2007 and 2006.
(4)	Other assets include investments, assets held for sale, non-current deferred income taxes, and other assets.

Geographic net sales information is primarily grouped by customer destination into five areas: North America; Asia/Pacific; Europe; Latin America; and Corporate. Europe includes sales to the Middle East and Africa. Net sales to Mexico are included as part of Latin America.

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

Net sales, gross profit (loss), operating income (loss), and long-lived assets are presented in the table below (in thousands):

	Fiscal Year Ended
	May 31, 2008	June 2, 2007	June 3, 2006

Net Sales
North America	$228,466	$229,296	$227,926
Asia/Pacific	167,943	165,230	147,993
Europe	151,685	143,823	129,212
Latin America	17,288	16,979	18,601
Corporate	3,027	1,963	5,365

Total	$568,409	$557,291	$529,097

Gross Profit (Loss)
North America(1)	$56,832	$61,849	$59,059
Asia/Pacific	39,510	39,052	35,532
Europe	40,755	36,481	35,161
Latin America	5,240	4,845	5,411
Corporate	(6,738)	(9,824)	(6,673)

Total	$135,599	$132,403	$128,490

Operating Income (Loss)
North America(1)(2)	$18,209	$26,965	$32,156
Asia/Pacific	20,090	21,282	20,628
Europe(2)	4,272	9,696	9,364
Latin America	442	820	95
Corporate	(44,277)	(50,919)	(53,832)

Total	$(1,264)	$7,844	$8,411

Long-Lived Assets(3)
North America	$26,517	$26,837	$25,983
Asia/Pacific	807	1,092	1,468
Europe	2,212	2,642	2,592
Latin America	345	1,193	1,078

Total	$29,881	$31,764	$31,121

(1)	Included in gross profit and operating income during fiscal 2008 are inventory obsolescence charges of $1.9 million in DSG and $0.9 million in RFPD.
(2)	Included in operating income (loss) during fiscal 2008 is a goodwill impairment charge of $3.5 million and $8.0 million in North America and Europe, respectively.
(3)	Long-lived assets include net property and other assets, excluding investments, other intangible assets, and non-current deferred income taxes.

Historically, we have not tracked capital expenditures and depreciation by segment as the majority of the spending relates to company-wide projects. During fiscal 2008, capital expenditures primarily related to the implementation of various modules and upgrades of PeopleSoft and facility improvements.

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

13. LITIGATION

We are involved in several pending judicial proceedings concerning matters arising in the ordinary course of its business. While the outcome of litigation is subject to uncertainties, based on currently available information, we believe that, in the aggregate, the results of these proceedings will not have a material adverse effect on its financial condition.

14. VALUATION AND QUALIFYING ACCOUNTS

The following table presents the valuation and qualifying account activity for the fiscal years ended May 31, 2008, June 2, 2007, and June 3, 2006 (in thousands):

Description	Balance at beginning of period	Charged to expenses		Deductions		Balance at end of period
Year ended May 31, 2008:
Allowance for doubtful accounts	$1,574	$560	(1)	$499	(2)	$1,635
Inventory overstock reserve	$22,211	$3,977	(3)	$8,444	(4)	$17,744
Deferred tax asset valuation	$27,640	$(1,528	)(5)	$—		$26,112
Warranty reserves	$415	$593		$631	(6)	$377
Year ended June 2, 2007:
Allowance for doubtful accounts	$1,965	$1,165	(1)	$1,556	(2)	$1,574
Inventory overstock reserve	$24,042	$859	(3)	$2,690	(4)	$22,211
Deferred tax asset valuation	$25,840	$1,800		$—		$27,640
Warranty reserves	$836	$629		$1,050	(6)	$415
Year ended June 3, 2006:
Allowance for doubtful accounts	$1,563	$1,450	(1)	$1,048	(2)	$1,965
Inventory overstock reserve	$26,109	$830	(3)	$2,897	(4)	$24,042
Deferred tax asset valuation	$20,695	$5,145		$—		$25,840
Warranty reserves	$1,439	$932		$1,535	(6)	$836

(1)	Charges to bad debt expense.
(2)	Uncollectible amounts written off, net of recoveries and foreign currency translation.
(3)	Charges to cost of sales. Included in the fiscal 2008 amount were inventory obsolescence charges of $2.8 million in RFPD and DSG.
(4)	Disposed of inventory.
(5)	Tax benefit of $1.5 million primarily relates to the goodwill impairment.
(6)	Reserve adjustments of $0.1 million, $0.5 million, and $0.9 million were recorded during fiscal 2008, 2007, and 2006, respectively.

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

15. SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

Description	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2008(1)(2):
Net sales	$129,465	$144,985	$138,866	$155,093
Gross profit	32,638	33,800	31,241	37,920
Loss from continuing operations	(391)	(680)	(2,166)	(5,234)
Income (loss) from discontinued operations	31	24	(10)	—
Net loss	(360)	(656)	(2,176)	(5,234)

Loss from continuing operations:
Common stock—basic	$(0.02)	$(0.04)	$(0.12)	$(0.30)
Class B common stock—basic	$(0.02)	$(0.03)	$(0.11)	$(0.27)
Common stock—diluted	$(0.02)	$(0.04)	$(0.12)	$(0.30)
Class B common stock—diluted	$(0.02)	$(0.03)	$(0.11)	$(0.27)

Income (loss) from discontinued operations:
Common stock—basic	$0.00	$0.00	$(0.00)	$0.00
Class B common stock—basic	$0.00	$0.00	$(0.00)	$0.00
Common stock—diluted	$0.00	$0.00	$(0.00)	$0.00
Class B common stock—diluted	$0.00	$0.00	$(0.00)	$0.00

Net loss:
Common stock—basic	$(0.02)	$(0.04)	$(0.12)	$(0.30)
Class B common stock—basic	$(0.02)	$(0.03)	$(0.11)	$(0.27)
Common stock—diluted	$(0.02)	$(0.04)	$(0.12)	$(0.30)
Class B common stock—diluted	$(0.02)	$(0.03)	$(0.11)	$(0.27)

Fiscal 2007(1)(3):
Net sales	$139,437	$137,714	$133,894	$146,246
Gross profit	34,352	33,034	32,114	32,903
Income (loss) from continuing operations	(808)	1,330	1,524	(498)
Income (loss) from discontinued operations	(291)	(248)	(487)	40,157
Net income (loss)	(1,099)	1,082	1,037	39,659

Income (loss) from continuing operations:
Common stock—basic	$(0.05)	$0.08	$0.09	$(0.03)
Class B common stock—basic	$(0.04)	$0.07	$0.08	$(0.03)
Common stock—diluted	$(0.05)	$0.08	$0.09	$(0.03)
Class B common stock—diluted	$(0.04)	$0.07	$0.08	$(0.03)

Income (loss) from discontinued operations:
Common stock—basic	$(0.01)	$(0.02)	$(0.03)	$2.32
Class B common stock—basic	$(0.02)	$(0.01)	$(0.03)	$2.09
Common stock—diluted	$(0.01)	$(0.02)	$(0.03)	$2.32
Class B common stock—diluted	$(0.02)	$(0.01)	$(0.03)	$2.09

Net income (loss):
Common stock—basic	$(0.06)	$0.06	$0.06	$2.29
Class B common stock—basic	$(0.06)	$0.06	$0.05	$2.06
Common stock—diluted	$(0.06)	$0.06	$0.06	$2.29
Class B common stock—diluted	$(0.06)	$0.06	$0.05	$2.06

(1)	SSD/Burtek is shown as a discontinued operation as defined under SFAS No. 144.
(2)	During the fourth quarter of fiscal 2008, we recorded a goodwill impairment charge of $9.2 million, net of a tax benefit of $2.3 million. During the third quarter of fiscal 2008, we recorded inventory obsolescence charges of $2.8 million.
(3)	During the third quarter of fiscal 2007, we sold approximately 1.5 acres of real estate and a building located in Geneva, Illinois, and recorded a pre-tax gain of $2.5 million with respect to the sale of this property. During the fourth quarter of fiscal 2007, we sold real estate and a building located in the United Kingdom, and recorded a pre-tax gain on sale of $1.5 million with respect to the sale of this property.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

of Richardson Electronics, Ltd.;

We have audited the accompanying consolidated balance sheets of Richardson Electronics, Ltd. as of May 31, 2008 and June 2, 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended May 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Richardson Electronics, Ltd. at May 31, 2008 and June 2, 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended May 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 10 to the consolidated financial statements, as of June 3, 2007, the Company changed its method of accounting for uncertain tax provisions to conform with Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”. As discussed in Note 1 to the consolidated financial statements, as of June 4, 2006, the Company changed its method of accounting for share-based awards to conform with Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Richardson Electronics, Ltd.’s internal control over financial reporting as of May 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 31, 2008, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP Signature

Chicago, Illinois

July 31, 2008

Item 9A. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of May 31, 2008. Disclosure controls and procedures are intended to provide reasonable assurance that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of May 31, 2008.

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

Under the supervision of the Chief Executive Officer and Chief Financial Officer, management conducted an assessment of the effectiveness of our internal control over financial reporting as of May 31, 2008, based on the framework in the Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that assessment, management has concluded that the Company’s internal control over financial reporting was effective as of May 31, 2008.

Management’s assessment of the effectiveness of our internal control over financial reporting as of May 31, 2008, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein (Item 9A(d)).

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Richardson Electronics, Ltd.

We have audited Richardson Electronics Ltd.’s internal control over financial reporting as of May 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Richardson Electronics Ltd.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting (Item 9A (b)). Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Richardson Electronics, Ltd. maintained, in all material respects, effective internal control over financial reporting as of May 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Richardson Electronics, Ltd. as of May 31, 2008 and June 2, 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended May 31, 2008 and our report dated July 31, 2008 expressed and unqualified opinion thereon.

/s/ Ernst & Young LLP Signature

Chicago, Illinois

July 31, 2008

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information concerning directors and executive officers of the registrant will be contained in our Proxy Statement to be issued in connection with our Annual Meeting of Stockholders scheduled to be held on October 7, 2008, and is incorporated herein by reference.

Item 11. Executive Compensation

Information concerning executive compensation is contained in our Proxy Statement to be issued in connection with our Annual Meeting of Stockholders scheduled to be held on October 7, 2008, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management is contained in our Proxy Statement to be issued in connection with our Annual Meeting of Stockholders scheduled to be held on October 7, 2008, and is incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth information as of May 31, 2008, with respect to compensation plans under which equity securities are authorized for issuance:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Per Share Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity Compensation Plans Approved by Security Holders	1,658,917		$8.78		957,396
Equity Compensation Plans Not Approved by Security Holders	23,564	(1)	$12.95	(1)	3,470	(2)

Total	1,682,481		$8.84		960,866

(1)	Options issued pursuant to a contract with Arnold Allen.
(2)	Restricted Stock granted, with a market value of $5,000, for The Florence Richardson Award whereby an employee is selected for outstanding achievements.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information concerning certain relationships and related transactions is contained in our Proxy Statement to be issued in connection with our Annual Meeting of Stockholders scheduled to be held on October 7, 2008, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information concerning accountant fees and services is contained in our Proxy Statement to be issued in connection with our Annual Meeting of Stockholders scheduled to be held on October 7, 2008, and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Exhibit

See Exhibit Index.

(b)	Financial Statements and Financial Statement Schedules.

Our consolidated financial statements being filed as part of this Form 10-K are filed on Item 8 of this Form 10-K. All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RICHARDSON ELECTRONICS, LTD.

	Signature	Title	Date
By:	/s/ EDWARD J. RICHARDSON Edward J. Richardson	Chairman of the Board, Chief Executive Officer (Principal Executive Officer), President, and Director	July 31, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ EDWARD J. RICHARDSON Edward J. Richardson	Chairman of the Board, Chief Executive Officer (Principal Executive Officer), President, and Director	July 31, 2008

/s/ KATHLEEN S. DVORAK Kathleen S. Dvorak	Chief Financial Officer (Principal Financial Officer)	July 31, 2008

/s/ JAMES M. DUDEK JR. James M. Dudek Jr.	Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	July 31, 2008

/s/ ARNOLD R. ALLEN Arnold R. Allen	Director	July 31, 2008

/s/ SCOTT HODES Scott Hodes	Director	July 31, 2008

/s/ JOHN R. PETERSON John R. Peterson	Director	July 31, 2008

/s/ SAMUEL RUBINOVITZ Samuel Rubinovitz	Director	July 31, 2008

/s/ JACQUES BOUYER Jacques Bouyer	Director	July 31, 2008

/s/ AD KETELAARS Ad Ketelaars	Director	July 31, 2008

/s/ HAROLD L. PURKEY Harold L. Purkey	Director	July 31, 2008

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	List of Documents Filed as a Part of This Report:

(1)	Index to Consolidated Financial Statements:

Consolidated	Balance Sheets as of May 31, 2008 and June 2, 2007
Consolidated	Statements of Operations for each of the three years ended May 31, 2008, June 2, 2007, and June 3, 2006.
Consolidated	Statements of Cash Flows for each of the three years ended May 31, 2008, June 2, 2007, and June 3, 2006.
Consolidated	Statements of Stockholders’ Equity and Comprehensive Income for each of the three years ended May 31, 2008, June 2, 2007, and June 3, 2006.
Notes	to Consolidated Financial Statements
Report	of Ernst & Young LLP, Independent Registered Public Accounting Firm]

(2)	Index to Financial Statement Schedules:

All schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or required.

(3)	Index to Exhibits

Exhibit Number	Description
3(a)	Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s Registration Statement on Form S-4, Registration No. 33-8696, dated November 13, 1986)

3(b)	Amended and Restated By-Laws of the Company (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 1, 2007)

4(a)	Indenture, dated February 14, 2005, between the Company and J.P. Morgan Trust Company, as trustee, including the form of 7 3/4% Convertible Senior Subordinated Debentures due December 15, 2011 attached as Exhibit A thereto (incorporated by reference to the Company’s Current Report on Form 8-K dated February 15, 2005)

4(b)	Indenture, dated November 21, 2005 between the Company and Law Debenture Trust Company of New York, as Trustee, and J.P. Morgan Trust Company, National Association, as Registrar, Paying Agent and Conversion Agent, including the form of 8% Convertible Senior Subordinated Notes due June 15, 2011 attached as Exhibit A thereto (incorporated by reference to the Company’s Current Report on Form 8-K dated November 22, 2005)

10(a)†	Richardson Electronics, Ltd. Employees Profit Sharing Plan and Trust Agreement, Fidelity Basic Plan Document No. 07, effective June 1, 1996 (incorporated by reference to Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1996)

10(a)(i)†	Amendment to Richardson Electronics, Ltd. Employees Profit Sharing Plan and Trust Agreement (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2003)

10(b)†	Richardson Electronics. Ltd. Employees Stock Ownership Plan, amended and restated effective as of June 1, 1997

10(b)(i)†	Amendment No. 1 to Richardson Electronics. Ltd. Employees Stock Ownership Plan, dated October 17, 2001

10(b)(ii)†	Amendment No. 2 to Richardson Electronics. Ltd. Employees Stock Ownership Plan, dated May 24, 2002

10(b)(iii)†	Amendment No. 3 to Richardson Electronics. Ltd. Employees Stock Ownership Plan, dated May 28, 2003

10(b)(iv)†	Amendment No. 4 to Richardson Electronics, Ltd. Employees Stock Ownership Plan, dated October 12, 2004 (incorporated by reference to Company’s Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on September 10, 2004)

10(b)(v)†	Amendment No. 5 to Richardson Electronics, Ltd. Employees Stock Ownership Plan, dated April 5, 2005 (incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-125254, filed with the Securities and Exchange Commission on May 26, 2005)

10(b)(vi)†	Amendment No. 6 to Richardson Electronics, Ltd. Employees Stock Ownership Plan, dated October 1, 2005 (incorporated by reference to the Company’s Annual Report on form 10-K for the fiscal year ended June 3, 2006)

10(c)†	Richardson Electronics, Ltd. Employees 1999 Stock Purchase Plan (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1999)

10(c)(i)†	Amendment to the Richardson Electronics, Ltd. Employees 1999 Stock Purchase Plan (incorporated by reference to Company’s Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on September 4, 2001)

10(c)(ii)†	Amendment to the Richardson Electronics, Ltd. 1999 Stock Purchase Plan (incorporated by reference to the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on September 4, 2003)

10(c)(iii)†	Amendment to the Richardson Electronics, Ltd. 1999 Stock Purchase Plan (incorporated by reference to the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on September 7, 2004)

10(c)(iv)†	Amendment to the Richardson Electronics, Ltd. 1999 Stock Purchase Plan (incorporated by reference to Appendix C to the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on September 14, 2007)

10(c)(v)†	Amendment to the Richardson Electronics, Ltd. 1999 Stock Purchase Plan (incorporated by reference to Appendix E to the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on September 14, 2007)

10(d)†	Richardson Electronics, Ltd. Employees 1998 Incentive Compensation Plan (incorporated by reference to the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on September 3, 1998)

10(e)†	Richardson Electronics, Ltd. Employees’ 2001 Incentive Compensation Plan (incorporated by reference to the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on September 5, 2001)

10(e)(i)†	Richardson Electronics, Ltd. Employees’ 2001 Incentive Compensation Plan (incorporated by reference to the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on September 14, 2007)

10(f)†	Edward J. Richardson Incentive Compensation Plan (incorporated by reference to the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on September 14, 2007)

10(g)†	Richardson Electronics, Ltd. 2006 Stock Option Plan for Non-Employee Directors (incorporated by reference to the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on September 12, 2005)

10(h)†	Letter dated April 1, 1993 between the Company and Arnold R. Allen regarding Mr. Allen’s engagement as consultant by the Company (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1993)

10(i)†	Employment, Nondisclosure and Non-Compete Agreement, dated November 22, 1999, between the Company and Gregory Peloquin (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2000)

10(j)†	Employment, Nondisclosure and Non-Compete Agreement, dated June 1, 2004, by and between the Company and Wendy Diddell (incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-113568, filed June 14, 2004)

10(j)(i)†	First Amendment to Employment, Nondisclosure and Non-Compete Agreement, dated May 31, 2007, by and between the Company and Wendy Diddell (incorporated by reference to the Company’s Current Report on Form 8-K dated May 31, 2007)

10(k)†	Employment, Nondisclosure and Non-Compete Agreement, dated November 2, 2006, between the Company and Bart Petrini (incorporated by reference to the Company’s Current Report of Form 8-K dated November 2, 2006)

10(l)†	Employment, Nondisclosure and Non-Compete Agreement, dated October 24, 2007, by and between the Company and Kathleen Dvorak (incorporated by reference to the Company’s Current Report on Form 8-K filed October 25, 2007)

10(m)†	Form of Incentive Stock Option issued under the Richardson Electronics, Ltd. Employees 1998 Incentive Compensation Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q/A dated May 18, 2005)

10(n)†	Form of Restricted Stock Award issued under the Richardson Electronics, Ltd. Employees 1998 Incentive Compensation Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q/A dated May 18, 2005)

10(o)†	Form of Non-Qualified Stock Option Agreement issued under the Richardson Electronics, Ltd. Employees’ 2001 Incentive Compensation Plan

10(p)†	Form of Restricted Stock Agreement issued under the Richardson Electronics, Ltd. Employees 2001 Incentive Compensation Plan

10(q)	Acquisition Agreement, dated April 6, 2007, by and among Honeywell International Inc., Richardson Electronics Ltd. and certain subsidiaries of Richardson Electronics, Ltd. (incorporated by reference to the Company’s Post-Effective Amendment No. 1 to Registration Statement on Form S-1, Registration No. 333-130219, filed with the Securities and Exchange Commission on April 18, 2007)

10(r)	Amendment and Waiver to Acquisition Agreement, dated May 31, 2007, by and among Honeywell International Inc., Richardson Electronics Ltd. and certain subsidiaries of Richardson Electronics, Ltd. (incorporated by reference to the Company’s Current Report on Form 8-K dated May 31, 2007)

10(s)	Revolving Credit Agreement, dated July 27, 2007, by and among the Company, Richardson Electronics Benelux B.V., Richardson Electronics Limited, Richardson Electronics Pte Ltd, the lenders from time to time parties thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to the Company’s Current Report on Form 8-K dated July 27, 2007)

10(s)(i)	First Amendment to Revolving Credit Agreement, dated November 29, 2007, by and among Richardson Electronics, Ltd., Richardson Electronics Limited, Richardson Electronics Benelux B.V., Richardson Electronics Pte Ltd., Richardson Electronics Pty Limited, and JP Morgan Bank, N.A. (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 1, 2007)

10(s)(ii)	Second Amendment to Revolving Credit Agreement, dated February 29, 2008, by and among Richardson Electronics, Ltd., Richardson Electronics Limited, Richardson Electronics Benelux B.V., Richardson Electronics Pte Ltd., Richardson Electronics Pty Limited, and JP Morgan Bank, N.A. (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 1, 2008)

10(s)(iii)	Third Amendment to Revolving Credit Agreement, dated July 29, 2008, by and among Richardson Electronics, Ltd., Richardson Electronics Limited, Richardson Electronics Benelux B.V., Richardson Electronics Pte Ltd., Richardson Electronics Pty Limited, and JP Morgan Bank, N.A.

14	Corporate Code of Conduct (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 3, 2005)

21	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm – Ernst & Young LLP.

31.1	Certification of Edward J. Richardson pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Kathleen Dvorak pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certifications pursuant to 18 U.S.C. Section 1350.

99.1	Press release, dated July 30, 2008, regarding the Company’s results for its fourth quarter and full year ended May 31, 2008.

†	Executive Compensation Plan or Agreement