Form 10-Q
period 2008-08-30
RICHARDSON ELECTRONICS LTD/DE
filed 2008-10-09
CIK 355948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 30, 2008

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

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of October 6, 2008, there were outstanding 14,865,370 shares of Common Stock, $0.05 par value and 3,048,258 shares of Class B Common Stock, $0.05 par value, which are convertible into Common Stock of the registrant on a share for share basis.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Richardson Electronics, Ltd.

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

	August 30, 2008	May 31, 2008
Assets
Current assets:
Cash and cash equivalents	$37,067	$40,042
Receivables, less allowance of $1,807 and $1,635	105,805	109,520
Inventories	100,090	93,858
Prepaid expenses	5,761	4,300
Deferred income taxes	2,135	2,121

Total current assets	250,858	249,841

Non-current assets:
Property, plant and equipment, net	27,472	28,635
Goodwill	1,534	1,483
Other intangible assets, net	699	758
Non-current deferred income taxes	3,534	3,875
Assets held for sale	106	105
Other non-current assets	1,451	1,538

Total non-current assets	34,796	36,394

Total assets	$285,654	$286,235

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$62,038	$58,860
Accrued liabilities	20,109	21,818
Current portion of long-term debt	—	—

Total current liabilities	82,147	80,678

Non-current liabilities:
Long-term debt, less current portion	55,683	55,683
Long-term income tax liabilities	6,311	6,768
Other non-current liabilities	1,529	1,676

Total non-current liabilities	63,523	64,127

Total liabilities	145,670	144,805

Commitments and contingencies	—	—
Stockholders’ equity
Common stock, $0.05 par value; issued 15,930 shares at August 30, 2008, and 15,929 shares at May 31, 2008	797	797
Class B common stock, convertible, $0.05 par value; issued 3,048 shares at August 30, 2008, and May 31, 2008	152	152
Preferred stock, $1.00 par value, no shares issued	—	—
Additional paid-in-capital	119,838	119,735
Common stock in treasury, at cost, 1,065 shares at August 30, 2008, and May 31, 2008	(6,310)	(6,310)
Retained earnings	14,439	11,098
Accumulated other comprehensive income	11,068	15,958

Total stockholders’ equity	139,984	141,430

Total liabilities and stockholders’ equity	$285,654	$286,235

Richardson Electronics, Ltd.

Unaudited Condensed Consolidated Statements of Operations

and Comprehensive Income (Loss)

(in thousands, except per share amounts)

	Three Months Ended
	August 30, 2008	September 1 2007
Statements of Operations
Net sales	$138,947	$129,465
Cost of sales	106,228	96,827

Gross profit	32,719	32,638
Selling, general, and administrative expenses	28,184	29,966
Loss on disposal of assets	75	1

Operating income	4,460	2,671

Other (income) expense:
Interest expense	1,176	2,628
Investment income	(207)	(371)
Foreign exchange (gain) loss	(998)	444
Other, net	(76)	47

Total other (income) expense	(105)	2,748

Income (loss) from continuing operations before income taxes	4,565	(77)
Income tax provision	872	314

Income (loss) from continuing operations	3,693	(391)
Income from discontinued operations, net of tax	—	31

Net income (loss)	$3,693	$(360)

Net income (loss) per common share – basic:
Income (loss) from continuing operations	$0.21	$(0.02)
Income from discontinued operations	0.00	0.00

Net income (loss) per common share – basic	$0.21	$(0.02)

Net income (loss) per Class B common share – basic:
Income (loss) from continuing operations	$0.19	$(0.02)
Income from discontinued operations	0.00	0.00

Net income (loss) per Class B common share – basic	$0.19	$(0.02)

Net income (loss) per common share – diluted:
Income (loss) from continuing operations	$0.20	$(0.02)
Income from discontinued operations	0.00	0.00

Net income (loss) per common share – diluted	$0.20	$(0.02)

Net income (loss) per Class B common share – diluted:
Income (loss) from continuing operations	$0.18	$(0.02)
Income from discontinued operations	0.00	0.00

Net income (loss) per Class B common share – diluted	$0.18	$(0.02)

Weighted average number of shares:
Common shares - basic	14,854	14,840

Class B common shares - basic	3,048	3,048

Common shares - diluted	18,981	14,840

Class B common shares - diluted	3,048	3,048

Dividends per common share	$0.020	$0.040

Dividends per Class B common share	$0.018	$0.036

Statements of Comprehensive Income (Loss)

Net income (loss)	$3,693	$(360)
Foreign currency translation	(4,847)	746
Fair value adjustments on investments	(43)	(236)

Comprehensive income (loss)	$(1,197)	$150

Richardson Electronics, Ltd.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended
	August 30, 2008	September 1, 2007
Operating activities:
Net income (loss)	$3,693	$(360)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	1,209	1,315
Loss on disposal of assets	75	1
Write-off of deferred financing costs	—	643
Stock compensation expense	98	98
Deferred income taxes	191	(778)
Accounts receivable	1,154	8,857
Inventories	(7,598)	(6,563)
Prepaid expenses	(1,257)	639
Accounts payable	3,849	8,686
Accrued liabilities	(1,646)	(5,822)
Other liabilities	(99)	(7)
Other	(632)	(785)

Net cash provided by (used in) operating activities	(963)	5,924

Investing activities:
Capital expenditures	(129)	(1,578)
Proceeds from sale of assets	22	41
Contingent purchase price consideration	(53)	—
(Gain) loss on sale of investments	(14)	8
Proceeds from sales of available-for-sale securities	59	157
Purchases of available-for-sale securities	(59)	(157)

Net cash used in investing activities	(174)	(1,529)

Financing activities:
Proceeds from borrowings	10,300	45,800
Payments on debt	(10,300)	(107,240)
Restricted cash	—	61,899
Proceeds from issuance of common stock	5	69
Cash dividends	(352)	(702)

Net cash used in financing activities	(347)	(174)

Effect of exchange rate changes on cash and cash equivalents	(1,491)	124

Increase (decrease) in cash and cash equivalents	(2,975)	4,345
Cash and cash equivalents at beginning of period	40,042	17,436

Cash and cash equivalents at end of period	$37,067	$21,781

Richardson Electronics, Ltd.

Unaudited Condensed Consolidated Statement of Stockholders’ Equity

(in thousands)

	Common	Class B Common	Par Value	Additional Paid In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance May 31, 2008:	15,929	3,048	$949	$119,735	$(6,310)	$11,098	$15,958	$141,430
Net income	—	—	—	—	—	3,693	—	3,693
Foreign currency translation	—	—	—	—	—	—	(4,847)	(4,847)
Fair value adjustments on investments	—	—	—	—	—	—	(43)	(43)
Share-based compensation:
Non-vested restricted stock	—	—	—	11	—	—	—	11
Stock options	—	—	—	87	—	—	—	87
Common stock issued	1	—	—	5	—	—	—	5
Dividends paid to:
Common ($0.020 per share)	—	—	—	—	—	(297)	—	(297)
Class B ($0.018 per share)	—	—	—	—	—	(55)	—	(55)

Balance August 30, 2008:	15,930	3,048	$949	$119,838	$(6,310)	$14,439	$11,068	$139,984

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

Display Systems Group (“DSG”) provides global integrated display products, systems and digital signage solutions serving financial, corporate enterprise, healthcare, and industrial markets.

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

In the opinion of management, all adjustments necessary for a fair presentation of the results of interim periods have been made. All inter-company transactions and balances have been eliminated. The unaudited condensed consolidated financial statements presented herein include the accounts of our wholly owned subsidiaries. The results of operations and cash flows for the three months ended August 30, 2008, are not necessarily indicative of the results that may be expected for the fiscal year ending May 30, 2009.

The unaudited condensed consolidated statements of operations and comprehensive income (loss) for the three months ended September 1, 2007, have been restated to reflect the reclassification of a portion of the deferred financing fees write-off from interest expense to other, net expense. The reclassification was for an immaterial amount.

The unaudited condensed consolidated statements of cash flows for the three months ended September 1, 2007, have been restated to reflect the reclassification of the gain on sale of investments from operating activities to investing activities. The gain on sale of investments was an immaterial amount for the three months ended September 1, 2007.

During the first quarter of fiscal 2009, we moved our Cathode Ray Tube (“CRT”) product line from our DSG segment to our EDG segment. As a result of implementing a new business plan for DSG during the third quarter of fiscal 2008, we felt that the CRT product line more closely aligned with the existing EDG business model. Prior period segment information has been restated to reflect this change.

Our fiscal quarter ends on the Saturday nearest the end of the quarter ending month. The first three months of fiscal 2009 and 2008 each contain 13 weeks.

The financial information contained in this report should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended May 31, 2008.

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

Net sales, gross profit, income tax provision, and income from discontinued operations for the three months ended September 1, 2007, is presented in the following table (in thousands):

September 1, 2007
Net Sales	$302
Gross profit	88
Income tax provision	16
Income, net of tax	31

The net sales, gross profit, income tax provision, and income from discontinued operations during the first quarter of fiscal 2008 represent the operations of our Colombia location which were included in the SSD/Burtek sale agreement with Honeywell, but were not transferred as part of the May 31, 2007, closing. During the first quarter of fiscal 2008, we mutually agreed with Honeywell that Honeywell would not purchase the SSD/Burtek Colombia business, and that we would wind down the SSD/Burtek Colombia business in exchange for a payment from Honeywell equal to a portion of the value of the SSD/Burtek business in Colombia on May 31, 2007, including reimbursement of related employee severance expenses. We ceased operations of the SSD/Burtek business in Colombia during the third quarter of fiscal 2008. Results of the operation of the SSD/Burtek business in Colombia are included in discontinued operations in accordance with SFAS No. 144.

Assets Held for Sale:

As of August 30, 2008, we maintained a building in Mexico City, Mexico as an asset held for sale. We believe we will be able to sell the building within fiscal 2009; however, we cannot give any assurance as to the actual timing or successful completion of the sale.

4. INVESTMENT IN MARKETABLE EQUITY SECURITIES

Our investments are primarily equity securities, all of which are classified as available-for-sale and are carried at their fair value, based on the quoted market prices. The fair value of our equity securities, which are included in other non-current assets, was $0.4 million as of August 30, 2008, and May 31, 2008. Proceeds from the sale of the securities were $0.1 million and $0.2 million during the first quarter of fiscal 2009 and 2008, respectively. Gross realized gains and losses on those sales were an immaterial amount during the first quarter of fiscal 2009 and 2008. An immaterial amount of net unrealized holding losses during the first quarter of fiscal 2009 have been included in accumulated comprehensive income for fiscal 2009. Net unrealized holding losses were $0.2 million during the first quarter of fiscal 2008 and have been included in accumulated comprehensive income for fiscal 2008.

The following table presents the disclosure under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, for the investment in marketable equity securities with fair values less than cost basis (in thousands):

	Marketable Security Holding Length
	Less Than 12 Months		More Than 12 Months		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
August 30, 2008 Common Stock	$65	$9	$14	$3	$79	$12
May 31, 2008 Common Stock	$25	$3	$46	$5	$71	$8

5. GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill during the first three months ended August 30, 2008, by reportable segment were as follows (in thousands):

	Goodwill
	RFPD	EDG	DSG	Total
Balance at May 31, 2008	$551	$932	$—	$1,483
Contingent purchase price consideration	53	—	—	53
Foreign currency translation	8	(10)	—	(2)

Balance at August 30, 2008	$612	$922	$—	$1,534

During the fourth quarter of each fiscal year, our goodwill balances are reviewed for impairment through the application of a fair-value based test, using the end of the third quarter as the measurement date. The results of our goodwill impairment test as of March 1, 2008, indicated that the value of goodwill attributable to our DSG segment of $11.5 million was fully impaired. As a result, we recorded a pre-tax impairment of $11.5 million, during the fourth quarter of fiscal 2008. In addition, we recorded a $2.3 million tax benefit related to the impairment charge. Our estimate of fair value for each of our reporting units was based on projected future operating results and cash flows and other specific assumptions.

Intangible assets subject to amortization were as follows (in thousands):

	Intangible Assets Subject to Amortization
	August 30, 2008		May 31, 2008
	Gross Amounts	Accumulated Amortization	Gross Amounts	Accumulated Amortization
Deferred financing costs	$2,744	$2,045	$2,744	$1,986
Trademarks	478	478	478	478

Total	$3,222	$2,523	$3,222	$2,464

Amortization expense during the three months ended August 30, 2008, and September 1, 2007, was as follows (in thousands):

	Amortization Expense for Three Months Ended
	August 30, 2008	September 1, 2007
Deferred financing costs	$59	$100

Total	$59	$100

The amortization expense associated with the intangible assets subject to amortization for the next five years is presented in the following table (in thousands):

Fiscal Year	Amortization Expense
2009	$176
2010	$235
2011	$235
2012	$53
2013	$—
Thereafter	$—

The weighted average number of years of amortization expense remaining is 2.98.

6. WARRANTIES

We offer warranties for specific products we manufacture. We also provide extended warranties for some products we sell that lengthen the period of coverage specified in the manufacturer’s original warranty. Our warranty terms generally range from one to three years.

We estimate the cost to perform under the warranty obligation and recognize this estimated cost at the time of the related product sale. We record expense related to our warranty obligations as cost of sales in our consolidated statements of operations and comprehensive income (loss). Each quarter, we assess actual warranty costs incurred on a product-by-product basis and compare the warranty costs to our estimated warranty obligation. With respect to new products, estimates are based generally on knowledge of the products, the extended warranty period, and warranty experience.

Warranty reserves are established for costs that are expected to be incurred after the sale and delivery of products under warranty. Warranty reserves are included in accrued liabilities on our unaudited condensed consolidated balance sheets. The warranty reserves are determined based on known product failures, historical experience, and other available evidence.

Changes in the warranty reserve during the first three months of fiscal 2009 were as follows (in thousands):

Warranty Reserve
Balance at May 31, 2008	$377
Accruals for products sold	145
Utilization	(97)
Adjustment	(75)

Balance at August 30, 2008	$350

As a result of lower sales volume of products under warranty and lower than anticipated failure rates, reserve adjustments of $0.1 million were recorded during the first three months of fiscal 2009.

7. DEBT

Long-term debt for the periods ended August 30, 2008, and May 31, 2008, was as follows (in thousands):

	August 30, 2008	May 31, 2008
7 3/4% convertible senior subordinated notes, due December 2011	$44,683	$44,683
8% convertible senior subordinated notes, due June 2011	11,000	11,000
Revolving credit agreement, due July 2010	—	—

Total debt	55,683	55,683
Less: current portion	—	—

Long-term debt	$55,683	$55,683

As of August 30, 2008, we maintained $55.7 million in long-term debt in the form of two series of convertible notes. We entered into a revolving credit agreement on July 27, 2007, which included a Euro sub-facility of $15.0 million and a Singapore sub-facility of $5.0 million. Pursuant to an amendment to the revolving credit agreement entered into on February 29, 2008, the Euro sub-facility and Singapore sub-facility individual limits were increased to $20.0 million each; however, the total amount of the combined Euro sub-facility and Singapore sub-facility is limited to $25.0 million. The U.S. facility is reduced if amounts drawn on the Euro sub-facility and Singapore sub-facility exceed $20.0 million, maintaining a total capacity of $40.0 million on the revolving credit agreement. This revolving credit agreement expires in July 2010 and bears interest at applicable LIBOR, SIBOR, or prime rates plus a margin varying with certain quarterly borrowings under the revolving credit agreement. This revolving credit agreement is secured by a lien on our U.S. assets and also contains a financial covenant requiring us to maintain a leverage ratio of less than 2.0 to 1.0. Pursuant to an amendment to the revolving credit agreement entered into on November 29, 2007, the leverage ratio was increased to 3.0 to 1.0 for the fiscal quarters ended December 1, 2007, and March 1, 2008. The commitment fee related to the revolving credit agreement is 0.25% per annum payable quarterly on the average daily unused portion of the aggregate commitment. As of August 30, 2008, there were no amounts outstanding under the revolving credit agreement. Outstanding letters of credit were approximately $0.1 million and we also had $1.1 million reserved for usage on our commercial credit card program, leaving an unused line of $38.8 million as of August 30, 2008. Based on our loan covenants, actual available credit as of August 30, 2008, was $40.0 million.

Pursuant to an amendment to the revolving credit agreement entered into on July 29, 2008, the definition of the leverage ratio has been modified to exclude the goodwill impairment charge in the calculation of adjusted earnings before interest, taxes, depreciation, and amortization (“EBITDA”), for the fiscal year ended May 31, 2008. We were in compliance with our loan covenants as of May 31, 2008, without this amendment to our revolving credit agreement.

Interest expense decreased to $1.2 million during the first quarter of fiscal 2009 as compared with $2.6 million during the first quarter of fiscal 2008. The components of interest expense from continuing operations are shown in the following table (in thousands):

	First Quarter
	FY 2009	FY 2008
7 3/4% convertible senior subordinated notes interest expense	$866	$866
8% convertible senior subordinated notes interest expense	220	220
Multi-currency revolving credit agreement interest expense	—	556
Revolving credit agreement interest expense	9	229
Deferred financing costs amortization	59	100
Write-off of deferred financing costs	—	643
Other	22	14

Total interest expense	$1,176	$2,628

Interest expense incurred on the multi-currency revolving credit agreement (“credit agreement”) during the first quarter of fiscal 2008 was due primarily to borrowings to support working capital investments. During the first quarter of fiscal 2008, we wrote off $0.6 million of deferred financing costs due to the extinguishment of the credit agreement on July 27, 2007.

8. INCOME TAXES

The effective income tax rate for the first quarter of fiscal 2009 was a provision of 19.1% as compared with a provision of 407.8% for the first quarter of fiscal 2008. The difference between the effective tax rates as compared to the U.S. federal statutory rate of 34% primarily results from our geographical distribution of taxable income or losses and valuation allowances related to net operating losses. For the first quarter of fiscal 2009, we realized a tax benefit related to the partial release of the valuation allowances related to net operating losses of $0.9 million. The tax provision includes $0.6 million related to prior years income tax of one of our foreign jurisdictions.

In the normal course of business, we are subject to examination by taxing authorities throughout the world. We are no longer subject to either U.S. federal, state, or local tax examinations by tax authorities for years prior to fiscal year 2004. With few exceptions, we are no longer subject to non-U.S. income tax examinations by tax authorities for years prior to fiscal year 2002. Our primary foreign tax jurisdictions are the United Kingdom, Germany, Singapore, and the Netherlands. We have tax years open in

Singapore beginning in fiscal year 2002; in Germany and the Netherlands beginning in fiscal year 2003; in the U.S. beginning in fiscal year 2004; and in the United Kingdom beginning in fiscal year 2006.

We record penalties and interest relating to uncertain tax positions in the income tax expense line item within the unaudited condensed consolidated statement of operations. There were no significant changes to our penalties and interest relating to uncertain tax positions in the three months ended August 30, 2008.

It is reasonably possible that there will be a change in the unrecognized tax benefits in the range of $0 to approximately $1.3 million due to the expiration of various statutes of limitations within the next 12 months.

9. CALCULATION OF EARNINGS PER SHARE

We have authorized 30,000,000 shares of common stock, 10,000,000 shares of Class B common stock, and 5,000,000 shares of preferred stock. The Class B common stock has ten votes per share and has transferability restrictions; however, Class B common stock may be converted into common stock on a share-for-share basis at any time. With respect to dividends and distributions, shares of common stock and Class B common stock rank equally and have the same rights, except that Class B common stock cash dividends are limited to 90% of the amount of common stock cash dividends.

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

Diluted earnings per share is calculated by dividing net income, adjusted for interest savings, net of tax, on assumed conversion of convertible debentures and notes, by the actual shares outstanding and share equivalents that would arise from the exercise of stock options, certain restricted stock awards, and the assumed conversion of convertible debentures and notes when dilutive. For first quarter of fiscal 2009, the assumed conversion and the effect of the interest savings of our 8% convertible senior subordinated notes (“8% notes”) were included because their inclusion was dilutive. For the first quarter of fiscal 2009, the assumed conversion and the effect of the interest savings of our 7 3/4% convertible senior subordinated notes (“7 3/4% notes”) were excluded because their inclusion would have been anti-dilutive. For the first quarter of fiscal 2008, the assumed conversion and the effect of the interest savings of our 7 3/4% notes and 8% notes were excluded because their inclusion would have been anti-dilutive.

The amounts per share presented in our unaudited condensed consolidated statements of operations are based on the following amounts (in thousands, except per share amounts):

	Three Months Ended
	August 30, 2008		September 1, 2007
	Basic	Diluted (1)	Basic	Diluted
Numerator for basic and diluted EPS:
Income (loss) from continuing operations	$3,693	$3,829	$(391)	$(391)
Less dividends:
Common stock	297	318	592	592
Class B common stock	55	55	110	110

Undistributed earnings (losses)	$3,341	$3,456	$(1,093)	$(1,093)

Common stock undistributed earnings (losses)	$2,820	$2,948	$(922)	$(922)
Class B common stock undistributed earnings (losses)	521	508	(171)	(171)

Total undistributed earnings (losses)	$3,341	$3,456	$(1,093)	$(1,093)

Income from discontinued operations	$—	$—	$31	$31
Less dividends:
Common stock	297	318	592	592
Class B common stock	55	55	110	110

Undistributed losses	$(352)	$(373)	$(671)	$(671)

Common stock undistributed losses	$(297)	$(318)	$(566)	$(566)
Class B common stock undistributed losses	(55)	(55)	(105)	(105)

Total undistributed losses	$(352)	$(373)	$(671)	$(671)

Net income (loss)	$3,693	$3,829	$(360)	$(360)
Less dividends:
Common stock	297	318	592	592
Class B common stock	55	55	110	110

Undistributed earnings (losses)	$3,341	$3,456	$(1,062)	$(1,062)

Common stock undistributed earnings (losses)	$2,820	$2,948	$(896)	$(896)
Class B common stock undistributed earnings (losses)	521	508	(166)	(166)

Total undistributed earnings (losses)	$3,341	$3,456	$(1,062)	$(1,062)

Denominator for basic and diluted EPS:
Denominator for basic EPS:
Common stock weighted average shares	14,854	14,854	14,840	14,840

Class B common stock weighted average shares, and shares under if-converted method for diluted earnings per share	3,048	3,048	3,048	3,048

Effect of dilutive securities
Unvested restricted stock awards		11		—
Dilutive stock options		1		—
Convertible debt		1,067		—

Denominator for diluted EPS adjusted for weighted average shares and assumed conversions		18,981		17,888

Income (loss) from continuing operations per share:
Common stock	$0.21	$0.20	$(0.02)	$(0.02)

Class B common stock	$0.19	$0.18	$(0.02)	$(0.02)

Income from discontinued operations per share:
Common stock	$0.00	$0.00	$0.00	$0.00

Class B common stock	$0.00	$0.00	$0.00	$0.00

Net income (loss) per share:
Common stock	$0.21	$0.20	$(0.02)	$(0.02)

Class B common stock	$0.19	$0.18	$(0.02)	$(0.02)

(1)	Income from continuing operations, net income, and common stock dividends for the three months ended August 30, 2008, have been adjusted for the dilutive impact of the conversion of our 8% notes.

Common stock options that were anti-dilutive and not included in dilutive earnings per common share for the first quarter of fiscal 2009 and 2008 were 1,638,219 and 1,550,881, respectively.

10. SHARE BASED COMPENSATION

During the first quarter of fiscal 2007, we adopted SFAS No. 123 (Revised 2004), Share-Based Payment, which requires the measurement and recognition of compensation cost at fair value for all share-based payments, including stock options. We estimate fair value using the Black-Scholes option-pricing model, which requires assumptions such as expected volatility, risk-free interest rate, expected life, and dividends. Compensation cost is recognized using a graded-vesting schedule over the applicable vesting period or the date on which retirement eligibility is achieved, if shorter (non-substantive vesting period approach). Share-based compensation totaled approximately $0.1 million and $0.1 million during the first quarter of fiscal 2009 and 2008, respectively.

11. SEGMENT REPORTING

Based on our interpretation of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”), we have identified three reportable segments: the RF, Wireless & Power Division (RFPD), the Electron Device Group (EDG), and the Display Systems Group (DSG).

RFPD serves the global RF and wireless communications market, including infrastructure, and wireless networks, and the power conversion market.

EDG provides engineered solutions and distributes electronic components to customers in diverse markets including the steel, automotive, textile, plastics, semiconductor manufacturing, and broadcast industries.

DSG provides global integrated display products, systems and digital signage solutions serving financial, corporate enterprise, healthcare, and industrial markets.

Each segment is directed by a Vice President and General Manager who reports to the Chief Executive Officer (“CEO”) or the Executive Vice President of Business Development. The CEO evaluates performance and allocates resources, in part, based on the direct operating contribution of each segment. Direct operating contribution is defined as gross margin less direct selling, general, and administrative expenses.

During the first quarter of fiscal 2009, we moved our CRT product line from our DSG segment to our EDG segment. As a result of implementing a new business plan for DSG during the third quarter of fiscal 2008, we felt that the CRT product line more closely aligned with the existing EDG business model. Prior period segment information has been restated to reflect this change.

Operating results and assets by segment are summarized in the following table (in thousands):

	Net Sales	Gross Profit	Direct Operating Contribution (Loss)	Assets (1)
First Quarter Fiscal 2009
RFPD	$96,872	$20,906	$10,477	$136,946
EDG	25,051	7,629	4,103	47,095
DSG	17,113	4,330	834	20,281

Total	$139,036	$32,865	$15,414	$204,322

First Quarter Fiscal 2008
RFPD	$84,306	$20,372	$10,120	$131,782
EDG	26,085	8,412	4,754	49,246
DSG	17,887	3,817	(446)	35,898

Total	$128,278	$32,601	$14,428	$216,926

(1)	Accounts receivable, inventory, and goodwill are identified by segment. Cash, net property plant and equipment, and other assets are not identifiable by segment.

A reconciliation of net sales, gross profit, operating income, and assets to the relevant consolidated amounts is as follows (in thousands):

	First Quarter
	2009	2008
Segment net sales	$139,036	$128,278
Corporate	(89)	1,187

Net sales	$138,947	$129,465

Segment gross profit	$32,865	$32,601
Manufacturing variances and other costs	(146)	37

Gross profit	$32,719	$32,638

Segment direct operating contribution	$15,414	$14,428
Manufacturing variances and other costs	(146)	37
Administrative expenses	(10,733)	(11,793)
Loss on disposal of assets	(75)	(1)

Operating income	$4,460	$2,671

	August 30, 2008	May 31, 2008
Segment assets	$204,322	$199,634
Cash and cash equivalents	37,067	40,042
Other current assets (1)	11,003	11,648
Net property	27,472	28,635
Other assets (2)	5,790	6,276

Total assets	$285,654	$286,235

(1)	Other current assets include miscellaneous receivables, manufacturing inventories, prepaid expenses, and current deferred income taxes.
(2)	Other assets include investments, assets held for sale, non-current deferred income taxes, and other assets.

Geographic net sales information is primarily grouped by customer destination into five areas: North America; Asia/Pacific; Europe; Latin America; and Corporate. Europe includes sales to the Middle East and Africa. Net sales to Mexico are included as part of Latin America.

Net sales and gross profit by geographic region are summarized in the following table (in thousands):

	First Quarter
	FY 2009	FY 2008
Net Sales
North America	$50,503	$52,807
Asia/Pacific	47,774	38,129
Europe	35,534	34,202
Latin America	4,415	4,094
Corporate	721	233

Total	$138,947	$129,465

Gross Profit
North America	$12,744	$14,133
Asia/Pacific	10,651	9,487
Europe	9,444	9,253
Latin America	1,342	1,267
Corporate	(1,462)	(1,502)

Total	$32,719	$32,638

We sell our products to customers in diversified industries and perform periodic credit evaluations of our customers’ financial condition. Terms are generally on open account, payable net 30 days in North America, and vary throughout Asia/Pacific, Europe, and Latin America. Estimates of credit losses are recorded in the financial statements based on periodic reviews of outstanding accounts.

12. FAIR VALUE MEASUREMENTS

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. We have adopted the provisions of SFAS No. 157 for financial instruments as of June 1, 2008. The adoption of SFAS No. 157 did not materially impact our financial condition, results of operations, or cash flow.

SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists; therefore requiring an entity to develop its own assumptions.

As of August 30, 2008, we held investments that are required to be measured at fair value on a recurring basis. Our investments (available-for-sale) primarily consist of equity securities of publicly traded companies for which market prices are readily available.

Investments measured at fair value on a recurring basis subject to the disclosure requirements of SFAS No. 157 as of August 30, 2008, were as follows (in thousands):

	Level 1	Level 2	Level 3
Equity securities	$369	$—	$—

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 allows an entity to irrevocably elect fair value for the initial and subsequent measurement of certain financial instruments and other items that are not currently required to be measured at fair value. When the fair value option is elected and a company chooses to record eligible items at fair value, the company must report unrealized gains and losses on those items in results of operations at each subsequent reporting date. Additionally, the transition provisions of SFAS No. 159 permit a one-time election for existing positions at the adoption date, with a cumulative-effect adjustment included in opening retained earnings. All future changes in fair value would be reported in results of operations. SFAS No. 159 became effective for us June 1, 2008, and we did not elect the fair value option for any eligible items as allowed by SFAS No. 159.

13. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141-R, Business Combinations (“SFAS No. 141-R”) which revises SFAS No. 141, Business Combinations (“SFAS No. 141”). Under SFAS No. 141, organizations utilize the announcement date as the measurement date for the purchase price of the acquired entity. SFAS No. 141-R requires the measurement at the date the acquirer obtains control of the acquiree, generally referred to as the acquisition date. SFAS No. 141-R will have a significant impact on the accounting of transaction costs, restructuring costs as well as the initial recognition of contingent assets and liabilities assumed during a business combination. Under SFAS No. 141-R, adjustments to the acquired entity’s deferred tax assets and uncertain tax position balances occurring outside the measurement period are recorded as a component of the income tax expense, rather than goodwill. SFAS No. 141-R will become effective for our fiscal year 2010. As the provisions of SFAS No. 141-R are applied prospectively, the impact for us cannot be determined unless a transaction occurs.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 expands the disclosure requirements for derivative instruments and hedging activities. This statement specifically requires entities to provide enhanced disclosures addressing the following: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 will become effective for our third quarter of fiscal year 2009. We are currently evaluating the impact of SFAS 161, but do not believe that our adoption of the standard will have a material impact on our consolidated financial statements.

In May 2008, the FASB issued FASB Staff Position (“FSP”) No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlements) (“FSP No. APB 14-1”), which will change the accounting treatment for convertible securities which the issuer may settle fully or partially in cash. Under FSP No. APB 14-1, cash settled convertible securities will be separated into their debt and equity components. The value assigned to the debt component will be the estimated fair value, as of the issuance date, of a similar debt instrument without the conversion feature, and the difference between the proceeds for the convertible debt and the amount reflected as a debt liability will be recorded as additional paid-in-capital. As a result, the debt will be recorded at a discount reflecting its below market coupon interest rate. The debt will subsequently be accreted to its par value over its expected life, with the rate of interest that reflects the market rate at issuance being reflected on the income statement. This change in methodology will affect the calculations of net income and earnings per share for many issuers of cash settled convertible securities. FSP No. APB 14-1 will become effective for our fiscal year 2010. We are currently evaluating the impact of the adoption of FSP No. APB 14-1 on our consolidated financial statements.

In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (“FSP EITF 03-6-1”). The Staff Position provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and must be included in the earnings per share computation. FSP EITF 03-6-1 will become effective for our fiscal year 2010. All prior-period earnings per share data presented must be adjusted retrospectively. We do not believe the adoption of FSP EITF 03-6-1 will have a material impact on our consolidated financial statements.

In June 2008, the FASB ratified EITF Issue No. 07-5, Determining Whether an Instrument (or an Embedded Feature) is indexed to an Entity’s Own Stock (“EITF 07-5”), which supersedes EITF Issue No. 01-6, The Meaning of ‘Indexed to a Company’s Own Stock’. SFAS No. 133 specifies that a contract issued or held by a company that is both indexed to its own stock and classified in stockholders’ equity is not considered a derivative instrument for purposes of applying SFAS No. 133. EITF 07-5 provides further guidance in requiring that both an instrument’s contingency exercise provisions and its settlement provisions be evaluated for determining whether the instrument (or embedded feature) is indexed solely to an entity’s own stock. EITF 07-5 will become effective for any outstanding or new arrangements for our fiscal year 2010. We are currently evaluating the impact of the adoption of EITF 07-5 on our consolidated financial statements.

In June 2008, the FASB issued EITF Issue No. 08-4, Transition Guidance for Conforming Changes to Issue No. 98-5 (“EITF 08-4”). The objective of EITF 08-4 is to provide transition guidance for conforming changes made to EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios that result from EITF Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, and SFAS Issue No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. EITF 08-4 will become effective for our fiscal year 2010. We are currently evaluating the impact of the adoption of EITF 08-4 on our consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this report may constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. The terms “may,” “should,” “could,” “anticipate,” “believe,” “continues,” “estimate,” “expect,” “intend,” “objective,” “plan,” “potential,” “project” and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. These statements are based on management’s current expectations, intentions or beliefs and are subject to a number of factors, assumptions and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Factors that could cause or contribute to such differences or that might otherwise impact the business include the risk factors set forth in Item 1A of our Annual Report on Form 10-K. We undertake no obligation to update any such factor or to publicly announce the results of any revisions to any forward-looking statements contained herein whether as a result of new information, future events or otherwise. You should consider carefully the risk factors described in our Annual Report on Form 10-K, in addition to the other information included and incorporated by reference in this Quarterly Report on Form 10-Q.

In addition, while we do, from time to time, communicate with securities analysts, it is against our policy to disclose to them any material non-public information or other confidential commercial information. Accordingly, stockholders should not assume that we agree with any statement or report issued by any analyst irrespective of the content of the statement or report. Thus, to the extent that reports issued by securities analysts contain any projections, forecasts, or opinions, such reports are not our responsibility.

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

•

Results of Continuing Operations – an analysis and comparison of our consolidated results of operations for the three months ended August 30, 2008, and September 1, 2007, as reflected in our unaudited condensed consolidated statements of operations.

•

Liquidity, Financial Position, and Capital Resources – a discussion of our primary sources and uses of cash for the three months ended August 30, 2008, and September 1, 2007, and a discussion of selected changes in our financial position.

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

Display Systems Group (“DSG”) provides global integrated display products, systems and digital signage solutions serving financial, corporate enterprise, healthcare, and industrial markets.

We currently have operations in the following major geographic regions:

•	North America;

•	Asia/Pacific;

•	Europe; and

•	Latin America.

During the first quarter of fiscal 2009, we moved our Cathode Ray Tube (“CRT”) product line from our DSG segment to our EDG segment. As a result of implementing a new business plan for DSG during the third quarter of fiscal 2008, we felt that the CRT product line more closely aligned with the existing EDG business model. Prior period segment information has been restated to reflect this change.

RESULTS OF CONTINUING OPERATIONS

Overview – Three Months Ended August 30, 2008

•

Net sales for RFPD increased 14.9%, or $12.6 million, during the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008 primarily due to a major communications infrastructure project within our Asian operations. Net sales for EDG and DSG decreased 4.0% and 4.3%, respectively, during the first quarter of fiscal 2009 as compared to the first quarter last year.

•

Consolidated gross margin percentage declined to 23.5% during the first quarter of fiscal 2009 compared to 25.2% during the first quarter last year primarily due to the lower gross margin related to the communications infrastructure project within our Asian operations. Gross margin for DSG increased to 25.3% during the first quarter of fiscal 2009 compared to 21.3% during the first quarter of fiscal 2008 reflecting an increased focus on profitable sales. Gross margin for EDG decreased to 30.5% during the first quarter of fiscal 2009 compared to 32.2% during the first quarter of fiscal 2008 due to shifts to lower margin products.

•

Selling, general, and administrative expenses decreased to $28.2 million, or 20.3% of net sales, during the first quarter of fiscal 2009 compared to $30.0 million, or 23.1% of net sales, during the first quarter last year.

•	Operating income during the first quarter of fiscal 2009 was $4.5 million, up 67%, compared to operating income of $2.7 million during the first quarter of fiscal 2008.

Net Sales and Gross Profit Analysis

During the first quarter of fiscal 2009, consolidated net sales increased 7.3% due primarily to an increase in wireless and power conversion products partially offset by a decrease in sales of display systems and electron device products.

Net sales by segment and percent change during the first quarter of fiscal 2009 and 2008 were as follows (in thousands):

Net Sales

	FY 2009	FY 2008	% Change
First Quarter
RFPD	$96,872	$84,306	14.9%
EDG	25,051	26,085	(4.0%)
DSG	17,113	17,887	(4.3%)
Corporate	(89)	1,187

Total	$138,947	$129,465	7.3%

Consolidated gross profit increased slightly during the first quarter of fiscal 2009 as compared to the first quarter of fiscal 2008. Consolidated gross margin as a percentage of net sales decreased to 23.5% during the first quarter of fiscal 2009 as compared to 25.2% during the first quarter of fiscal 2008 primarily due to the lower gross margin related to the communications infrastructure project within our Asian operations.

Gross profit reflects the distribution and manufacturing product margin less manufacturing variances, inventory obsolescence charges, customer returns, scrap and cycle count adjustments, engineering costs, and other provisions. Corporate gross profit includes certain freight costs and other miscellaneous charges.

Gross profit by segment and percent of segment sales during the first quarter of fiscal 2009 and 2008 were as follows (in thousands):

Gross Profit

	FY 2009	% of Net Sales	FY 2008	% of Net Sales
First Quarter
RFPD	$20,906	21.6%	$20,372	24.2%
EDG	7,629	30.5%	8,412	32.2%
DSG	4,330	25.3%	3,817	21.3%
Corporate	(146)		37

Total	$32,719	23.5%	$32,638	25.2%

RF, Wireless & Power Division

RFPD net sales were $96.9 million during the first quarter of fiscal 2009, a $12.6 million increase, or 14.9%, from $84.3 million during the first quarter of fiscal 2008. The net sales increase was due primarily to an increase in sales of infrastructure, power conversion, network access, and passive/interconnect products. Infrastructure net sales increased 20.2% to $26.2 million during the first quarter of fiscal 2009 from $21.8 million during the first quarter of fiscal 2008. The net sales growth for infrastructure products was primarily in Asia/Pacific which was due primarily to the deployment of the next infrastructure build-out of the Time Division-Synchronous Code Division Multiple Access (“TD-SCDMA”) project in China. Phase two of TD-SCDMA project was deployed during the first quarter of fiscal 2009 which is expected to be completed by the end of fiscal 2009, while phase one of the project occurred during fiscal 2007. Power conversion net sales increased 18.9% to $15.1 million during the first quarter of fiscal 2009 from $12.7 million during the first quarter of fiscal 2008. The growth in net sales of power conversion products during the first quarter fiscal 2009 was primarily in Asia/Pacific. Net sales of power conversion products in Asia/Pacific benefited from RFPD’s penetration of the welding and steel manufacturing market with induction heating and power supply applications. Alternative energy application growth in Asia/Pacific also contributed to the increase in power conversion net sales. Network access net sales increased 12.4% to $36.2 million during the first quarter of fiscal 2009 from $32.2 million during the first quarter of fiscal 2008. Net sales for network access products increased in all four geographic regions during the first quarter of fiscal 2009 as compared to the first quarter of fiscal 2008. The increase in network access products was due primarily to the resolution of production issues with key suppliers during fiscal 2009. Passive/interconnect net sales increased 9.4% to $15.2 million during the first quarter of fiscal 2009 from $13.9 million during the first quarter of fiscal 2008. Net sales for passive/interconnect products increased primarily in Asia/Pacific, North America, and Europe. The net sales growth of passive/interconnect products in Asia/Pacific and Europe was due primarily to the expansion of a consumer wireless franchise. Gross margin as a percent of net sales declined to 21.6% during the first quarter of fiscal 2009 from 24.2% during the first quarter of fiscal 2008. The decline in gross margin as a percent of net sales was due primarily to the lower margins generated from the TD-SCDMA project in China.

Electron Device Group

EDG net sales were $25.1 million during the first quarter of fiscal 2009, a $1.0 million decrease, or 4.0%, from $26.1 million during the first quarter of fiscal 2008. The net sales decline was due primarily to a decline in semiconductor fabrication equipment products and tube sales, partially offset by an increase in passive components. Semiconductor fabrication equipment net sales declined 18.5% to $4.4 million during the first quarter of fiscal 2009 from $5.4 million during the first quarter of fiscal 2008. The semiconductor fabrication equipment industry has experienced an overall decline during the past couple of years. Net sales of tubes decreased 2.3% to $16.8 million during the first quarter of fiscal 2009 from $17.2 million during the first quarter of fiscal 2008. Net sales of tubes declined primarily in North America, which were partially offset by increases in Europe and Asia/Pacific. The decrease in net sales of tubes in North America was due primarily to the conversion from analog to digital television in the U.S which takes place in February 2009. Net sales of passive components increased 40.0% to $2.8 million during the first quarter of fiscal 2009 from $2.0 million during the first quarter of fiscal 2008. The increase in net sales of passive components was due primarily to increased sales of vacuum capacitors in Asia/Pacific, Europe, and Latin America. Gross margin as a percent of sales decreased to 30.5% during the first quarter of fiscal 2009 as compared to 32.2% during the first quarter of fiscal 2008. The decline in gross margin for EDG was due primarily to a shift in product mix toward lower-margin products.

Display Systems Group

DSG net sales were $17.1 million during the first quarter of fiscal 2009, a $0.8 million decrease, or 4.3%, from $17.9 million during the first quarter of fiscal 2008. The net sales decline was due primarily to a decline in medical imaging products, partially offset by an increase in digital signage products. During the third quarter of fiscal 2008, DSG implemented a new business plan, part of which included exiting unprofitable market segments and the distribution of low margin branded products. As a result of this new business plan, short-term results of top line sales have been negatively impacted. We believe DSG’s net sales will return to fiscal 2008 sales levels by the end of fiscal 2009. Due to a focus on profitable sales growth, gross margin improved to 25.3% during the first quarter of fiscal 2009 from 21.3% during the first quarter of fiscal 2008, which we believe will be a sustainable long-term improvement.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses (“SG&A”) decreased during the first quarter of fiscal 2009 to $28.2 million from $30.0 million during the first quarter of fiscal 2008. The decrease in SG&A expense during the first quarter of fiscal 2009 was due primarily to a decline in consulting, employee-related, and facility expenses. SG&A as a percent of net sales declined to 20.3% of net sales during the first quarter of fiscal 2009 as compared with 23.1% of net sales during the first quarter of fiscal 2008.

Other (Income) Expense

Other (income) expense was $0.1 million of income during the first quarter of fiscal 2009 as compared to an expense of $2.7 million during the first quarter of fiscal 2008. The change to income from expense was due primarily to favorable changes in foreign currency exchange rates and a decrease in interest expense. Other (income) expense included a foreign exchange gain of $1.0 million during the first quarter of fiscal 2009 as compared to a foreign exchange loss of $0.4 million during the first quarter of fiscal 2008. Interest expense decreased to $1.2 million during the first quarter of fiscal 2009 as compared to $2.6 million during the first quarter of fiscal 2008. See Note 7 “Debt” of our unaudited condensed consolidated financial statements for additional discussion on interest expense.

Income Tax Provision

The effective income tax rate for the first quarter of fiscal 2009 was a provision of 19.1% as compared with a provision of 407.8% for the first quarter of fiscal 2008. The difference between the effective tax rates as compared to the U.S. federal statutory rate of 34% primarily results from our geographical distribution of taxable income or losses and valuation allowances related to net operating losses. For the first quarter of fiscal 2009, we realized a tax benefit related to the partial release of the valuation allowances related to net operating losses of $0.9 million. The tax provision includes $0.6 million related to prior years income tax of one of our foreign jurisdictions.

In the normal course of business, we are subject to examination by taxing authorities throughout the world. We are no longer subject to either U.S. federal, state, or local tax examinations by tax authorities for years prior to fiscal year 2004. With few exceptions, we are no longer subject to non-U.S. income tax examinations by tax authorities for years prior to fiscal year 2002. Our primary foreign tax jurisdictions are the United Kingdom, Germany, Singapore, and the Netherlands. We have tax years open in Singapore beginning in fiscal year 2002; in Germany and the Netherlands beginning in fiscal year 2003; in the U.S. beginning in fiscal year 2004; and in the United Kingdom beginning in fiscal year 2006.

We record penalties and interest relating to uncertain tax positions in the income tax expense line item within the unaudited condensed consolidated statement of operations. There were no significant changes to our penalties and interest relating to uncertain tax positions in the three months ended August 30, 2008.

It is reasonably possible that there will be a change in the unrecognized tax benefits in the range of $0 to approximately $1.3 million due to the expiration of various statutes of limitations within the next 12 months.

Net Income (Loss) and Per Share Data

Net income during the first quarter of fiscal 2009 was $3.7 million, or $0.20 per diluted common share and $0.18 per Class B diluted common share as compared with a net loss of $0.4 million during the first quarter of fiscal 2008, or $0.02 per diluted common share and $0.02 per Class B diluted common share.

LIQUIDITY, FINANCIAL POSITION, AND CAPITAL RESOURCES

We have financed our growth and cash needs largely through income from operations, borrowings under the revolving credit facilities, issuance of convertible senior subordinated notes, and sale of assets. Liquidity is reduced by working capital requirements, debt service, capital expenditures, dividends, and business acquisitions. Liquidity is increased by proceeds from borrowings, disposition of businesses and assets, and improved working capital management.

Cash and cash equivalents were $37.1 million as of August 30, 2008, as compared to $40.0 million as of May 31, 2008.

Cash Flows from Operating Activities

Cash used in operating activities during the first quarter of fiscal 2009 was $1.0 million, due primarily to higher inventory balances and lower accrued liability balances, partially offset by higher accounts payable balances and lower accounts receivable balances. The increase in inventory balances of $7.6 million, excluding the impact of foreign currency exchange of $1.4 million, during the first quarter of fiscal 2009 was due primarily to purchases of inventory necessary to support higher-than-anticipated sales volume in future quarters. The decline in accrued liability balances of $1.7 million, excluding the impact of foreign currency exchange of $0.3 million, during the first quarter of fiscal 2009 was due primarily to the timing of accrued interest payments on long-term debt. The increase in accounts payable balances of $3.8 million, excluding the impact of foreign currency exchange of $0.7 million, during the first quarter of fiscal 2009 was due primarily to negotiating favorable payment terms with many of our vendors. The decline in account receivable balances of $1.2 million, excluding the impact of foreign currency of $2.6 million, during the first quarter of fiscal 2009 was due primarily to improved cash collections related to past due balances.

Cash provided by operating activities during the first quarter of fiscal 2008 was $5.9 million due primarily to lower accounts receivables balances and higher accounts payable balances, partially offset by higher inventory balances and lower accrued liability balances. The decline in the accounts receivable balance of $8.9 million, excluding the impact of foreign currency exchange of $0.6 million, during the first quarter of fiscal 2008 was due primarily a decline in sales volume. The increase in the accounts payable balance of $8.7 million, excluding the impact of foreign currency exchange of $0.1 million, during the first quarter of fiscal 2008 was due primarily to the timing of payments related to inventory purchases. The increase in inventory balances of $6.6 million, excluding the impact of foreign exchange of $1.2 million, was due primarily a decline in sales volume during the first quarter of fiscal 2008. The decline in accrued liabilities of $5.8 million, excluding the impact of foreign currency exchange of $0.2 million, during the first quarter of fiscal 2008 was due primarily to the timing of accrued interest payments on long-term debt, the timing of payments on accrued payroll related items, and payment of accrued transaction expenses related to the SSD/Burtek sale.

Cash Flows from Investing Activities

Net cash used in investing activities of $0.2 million during the first quarter of fiscal 2009 was due primarily to capital expenditures of $0.1 million and contingent purchase price payments of $0.1 million.

Net cash used in investing activities of $1.5 million during the first quarter of fiscal 2008 was due primarily to capital expenditures for information technology projects.

Cash Flows from Financing Activities

Net cash used in financing activities of $0.3 million and $0.2 million during the first quarter of fiscal 2009 and 2008, respectively, are summarized in the following table (in thousands):

	Three Months Ended
	August 30, 2008	September 1, 2007
Net debt borrowings on revolving credit agreement	$—	$4,200
Net debt payments on multi-currency revolving credit agreement (“credit agreement”)	—	(65,711)
Use of restricted cash to pay down credit agreement	—	61,899
Cash dividends paid	(352)	(702)
Other	5	140

Cash used in financing activities	$(347)	$(174)

As of August 30, 2008, we maintained $55.7 million in long-term debt in the form of two series of convertible notes. We entered into a revolving credit agreement on July 27, 2007, which included a Euro sub-facility of $15.0 million and a Singapore sub-facility of $5.0 million. Pursuant to an amendment to the revolving credit agreement entered into on February 29, 2008, the Euro sub-facility and Singapore sub-facility individual limits were increased to $20.0 million each; however, the total amount of the combined Euro sub-facility and Singapore sub-facility is limited to $25.0 million. The U.S. facility is reduced if amounts drawn on the Euro sub-facility and Singapore sub-facility exceed $20.0 million, maintaining a total capacity of $40.0 million on the revolving credit agreement. This revolving credit agreement expires in July 2010 and bears interest at applicable LIBOR, SIBOR, or prime rates plus a margin varying with certain quarterly borrowings under the revolving credit agreement. This revolving credit agreement is secured by a lien on our U.S. assets and also contains a financial covenant requiring us to maintain a leverage ratio of less than 2.0 to 1.0. Pursuant to an amendment to the revolving credit agreement entered into on November 29, 2007, the leverage ratio was increased to 3.0 to 1.0 for the fiscal quarters ended December 1, 2007, and March 1, 2008. The commitment fee related to the revolving credit agreement is 0.25% per annum payable quarterly on the average daily unused portion of the aggregate commitment. As of August 30, 2008, there were no amounts outstanding under the revolving credit agreement. Outstanding letters of credit were approximately $0.1 million and we also had $1.1 million reserved for usage on our commercial credit card program, leaving an unused line of $38.8 million as of August 30, 2008. Based on our loan covenants, actual available credit as of August 30, 2008, was $40.0 million.

Pursuant to an amendment to the revolving credit agreement entered into on July 29, 2008, the definition of the leverage ratio has been modified to exclude the goodwill impairment charge in the calculation of adjusted earnings before interest, taxes, depreciation, and amortization (“EBITDA”), for the fiscal year ended May 31, 2008. We were in compliance with our loan covenants as of May 31, 2008, without this amendment to our revolving credit agreement.

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

Interest Expense Exposure

Our new credit agreement’s interest rates vary based on market interest rates. Had interest rates increased 10%, interest expense would have increased by an immaterial amount for the first quarter of fiscal 2009 and 2008.

Foreign Currency Exposure

Even though we take into account current foreign currency exchange rates at the time an order is taken, our foreign denominated financial statements are subject to foreign exchange rate fluctuations.

Our foreign denominated assets and liabilities are cash, accounts receivable, inventory, accounts payable, and intercompany receivables and payables, as we conduct business in countries of the European Union, Asia/Pacific and, to a lesser extent, Canada and Latin America. We could manage foreign exchange exposures by using currency clauses in sales contracts, local debt to offset asset exposures and forward contracts to hedge significant transactions. We have not entered into any forward contracts in fiscal 2009 or 2008.

Had the U.S. dollar changed unfavorably 10% against various foreign currencies, net sales would have been lower by an estimated $5.4 million and $5.0 million during the first quarter of fiscal 2009 and 2008, respectively. Total assets would have declined by an estimated $18.5 million as of August 30, 2008, and an estimated $29.4 million as of the fiscal year ended May 31, 2008. The total liabilities would have decreased by an estimated $1.5 million as of August 30, 2008, and an estimated $1.6 million as of the fiscal year ended May 31, 2008.

The interpretation and analysis of these disclosures should not be considered in isolation since such variances in interest rates and exchange rates would likely influence other economic factors. Such factors, which are not readily quantifiable, would likely also affect our operations.

For an additional description of our market risk, see “Item 7A – Quantitative and Qualitative Disclosures about Market Risk – Risk Management and Market Sensitive Financial Instruments” in our Annual Report on Form 10-K for the fiscal year ended May 31, 2008.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of August 30, 2008. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

(b)	Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the first quarter of fiscal 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended May 31, 2008, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially impact our operations and financial condition.

ITEM 5.	OTHER INFORMATION

Results of Operation and Financial Condition and Declaration of Dividend

On October 8, 2008, we issued a press release reporting results for our first quarter ended August 30, 2008, and the declaration of a cash dividend. A copy of the press release is furnished with this report as Exhibit 99.1 to this Form 10-Q and incorporated by reference herein.

ITEM 6.	EXHIBITS

See exhibit index which is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RICHARDSON ELECTRONICS, LTD.

Date: October 9, 2008	By:	/s/ Kathleen S. Dvorak
Kathleen S. Dvorak
Chief Financial Officer
(on behalf of the Registrant and as Principal Financial Officer)

Exhibit Index

(c)	EXHIBITS

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of the Company, incorporated by reference to Appendix B to the Proxy Statement / Prospectus dated November 13, 1986, incorporated by reference to the Company’s Registration Statement on Form S-4.

3.2	Amended and Restated By-Laws of the Company

31.1	Certification of Edward J. Richardson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed pursuant to Part I).

31.2	Certification of Kathleen S. Dvorak pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed pursuant to Part I).

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed pursuant to Part I).

99.1	Press release, dated October 8, 2008, regarding the Company’s results for its first quarter ended August 30, 2008, and the declaration of a cash dividend.