Form 10-Q
period 2008-11-29
RICHARDSON ELECTRONICS LTD/DE
filed 2009-01-08
CIK 355948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 29, 2008

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

As of January 5, 2009, there were outstanding 14,865,370 shares of Common Stock, $0.05 par value and 3,048,258 shares of Class B Common Stock, $0.05 par value, which are convertible into Common Stock of the registrant on a share for share basis.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Richardson Electronics, Ltd.

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

	November 29, 2008	May 31, 2008
Assets
Current assets:
Cash and cash equivalents	$35,480	$40,042
Accounts receivable, less allowance of $1,559 and $1,635	100,166	109,520
Inventories	99,698	93,858
Prepaid expenses	5,319	4,300
Deferred income taxes	2,093	2,121

Total current assets	242,756	249,841

Non-current assets:
Property, plant and equipment, net	26,526	28,635
Goodwill	1,602	1,483
Other intangible assets, net	528	758
Non-current deferred income taxes	3,692	3,875
Assets held for sale	82	105
Other non-current assets	1,111	1,538

Total non-current assets	33,541	36,394

Total assets	$276,297	$286,235

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$62,405	$58,860
Accrued liabilities	18,775	21,818

Total current liabilities	81,180	80,678

Non-current liabilities:
Long-term debt	52,353	55,683
Long-term income tax liabilities	5,189	6,768
Other non-current liabilities	1,403	1,676

Total non-current liabilities	58,945	64,127

Total liabilities	140,125	144,805

Commitments and contingencies	—	—

Stockholders’ equity
Common stock, $0.05 par value; issued 15,930 shares at November 29, 2008, and 15,929 shares at May 31, 2008	797	797
Class B common stock, convertible, $0.05 par value; issued 3,048 shares at November 29, 2008, and May 31, 2008	152	152
Preferred stock, $1.00 par value, no shares issued	—	—
Additional paid-in-capital	120,044	119,735
Common stock in treasury, at cost, 1,065 shares at November 29, 2008, and May 31, 2008	(6,310)	(6,310)
Retained earnings	20,021	11,098
Accumulated other comprehensive income	1,468	15,958

Total stockholders’ equity	136,172	141,430

Total liabilities and stockholders’ equity	$276,297	$286,235

Richardson Electronics, Ltd.

Unaudited Condensed Consolidated Statements of Operations

and Comprehensive Income (Loss)

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
Statements of Operations	November 29, 2008	December 1, 2007	November 29, 2008	December 1, 2007
Net sales	$132,551	$144,985	$271,498	$274,450
Cost of sales	99,373	111,185	205,601	208,012

Gross profit	33,178	33,800	65,897	66,438
Selling, general, and administrative expenses	28,219	31,317	56,403	61,283
Loss on disposal of assets	3	10	78	11

Operating income	4,956	2,473	9,416	5,144

Other (income) expense:
Interest expense	1,183	1,616	2,359	4,244
Investment income	(163)	(245)	(370)	(616)
Foreign exchange (gain) loss	(1,485)	1,357	(2,483)	1,801
Gain on retirement of long-term debt	(849)	—	(849)	—
Other, net	(90)	(39)	(166)	8

Total other (income) expense	(1,404)	2,689	(1,509)	5,437

Income (loss) from continuing operations before income taxes	6,360	(216)	10,925	(293)
Income tax provision	426	464	1,298	778

Income (loss) from continuing operations	5,934	(680)	9,627	(1,071)
Income from discontinued operations, net of tax	—	24	—	55

Net income (loss)	$5,934	$(656)	$9,627	$(1,016)

Net income (loss) per common share – basic:
Income (loss) from continuing operations	$0.34	$(0.04)	$0.55	$(0.06)
Income from discontinued operations	0.00	0.00	0.00	0.00

Net income (loss) per common share – basic	$0.34	$(0.04)	$0.55	$(0.06)

Net income (loss) per Class B common share – basic:
Income (loss) from continuing operations	$0.30	$(0.03)	$0.49	$(0.05)
Income from discontinued operations	0.00	0.00	0.00	0.00

Net income (loss) per Class B common share – basic	$0.30	$(0.03)	$0.49	$(0.05)

Net income (loss) per common share – diluted:
Income (loss) from continuing operations	$0.31	$(0.04)	$0.52	$(0.06)
Income from discontinued operations	0.00	0.00	0.00	0.00

Net income (loss) per common share – diluted	$0.31	$(0.04)	$0.52	$(0.06)

Net income (loss) per Class B common share – diluted:
Income (loss) from continuing operations	$0.28	$(0.03)	$0.47	$(0.05)
Income from discontinued operations	0.00	0.00	0.00	0.00

Net income (loss) per Class B common share – diluted	$0.28	$(0.03)	$0.47	$(0.05)

Weighted average number of shares:
Common shares – basic	14,858	14,798	14,855	14,783

Class B common shares – basic	3,048	3,048	3,048	3,048

Common shares – diluted	21,140	14,798	21,139	14,783

Class B common shares – diluted	3,048	3,048	3,048	3,048

Dividends per common share	$0.020	$0.040	$0.040	$0.080

Dividends per Class B common share	$0.018	$0.036	$0.036	$0.072

Statements of Comprehensive Income (Loss)
Net income (loss)	$5,934	$(656)	$9,627	$(1,016)
Foreign currency translation	(9,500)	4,710	(14,347)	5,456
Fair value adjustments on investments	(100)	(119)	(143)	(355)

Comprehensive income (loss)	$(3,666)	$3,935	$(4,863)	$4,085

Richardson Electronics, Ltd.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended		Six Months Ended
	November 29, 2008	December 1, 2007	November 29, 2008	December 1, 2007
Operating activities:
Net income (loss)	$5,934	$(656)	$9,627	$(1,016)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	1,150	1,258	2,359	2,573
Gain on retirement of long-term debt	(849)	—	(849)	—
Loss on disposal of assets	3	10	78	11
Write-off of deferred financing costs	—	—	—	643
Stock compensation expense	206	249	304	347
Deferred income taxes	(251)	(201)	(60)	(979)
Accounts receivable	918	(3,457)	2,072	5,400
Inventories	(2,800)	5,134	(10,398)	(1,429)
Prepaid expenses	35	(107)	(1,222)	532
Accounts payable	1,558	3,005	5,407	11,691
Accrued liabilities	(586)	(1,023)	(2,232)	(6,845)
Other	(783)	(1,473)	(1,514)	(2,265)

Net cash provided by operating activities	4,535	2,739	3,572	8,663

Investing activities:
Capital expenditures	(369)	(2,314)	(498)	(3,892)
Proceeds from sale of assets	29	346	51	387
Contingent purchase price consideration	(86)	—	(139)	—
(Gain) loss on sale of investments	4	—	(10)	8
Proceeds from sales of available-for-sale securities	40	—	99	157
Purchases of available-for-sale securities	(40)	—	(99)	(157)

Net cash used in investing activities	(422)	(1,968)	(596)	(3,497)

Financing activities:
Proceeds from borrowings	47,600	65,600	57,900	111,400
Payments on debt	(47,600)	(69,800)	(57,900)	(177,040)
Retirement of long-term debt	(2,364)	—	(2,364)	—
Restricted cash	—	—	—	61,899
Proceeds from issuance of common stock	—	—	5	69
Cash dividends	(352)	(703)	(704)	(1,405)
Other	—	(95)	—	(95)

Net cash used in financing activities	(2,716)	(4,998)	(3,063)	(5,172)

Effect of exchange rate changes on cash and cash equivalents	(2,984)	2,646	(4,475)	2,770

Increase (decrease) in cash and cash equivalents	(1,587)	(1,581)	(4,562)	2,764
Cash and cash equivalents at beginning of period	37,067	21,781	40,042	17,436

Cash and cash equivalents at end of period	$35,480	$20,200	$35,480	$20,200

Richardson Electronics, Ltd.

Unaudited Condensed Consolidated Statement of Stockholders’ Equity

(in thousands)

	Common	Class B Common	Par Value	Additional Paid In Capital	Common Stock in Treasury	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance May 31, 2008:	15,929	3,048	$949	$119,735	$(6,310)	$11,098	$15,958	$141,430
Net income	—	—	—	—	—	9,627	—	9,627
Foreign currency translation	—	—	—	—	—	—	(14,347)	(14,347)
Fair value adjustments on investments	—	—	—	—	—	—	(143)	(143)

Share-based compensation:
Non-vested restricted stock	—	—	—	18	—	—	—	18
Stock options	—	—	—	286	—	—	—	286

Common stock issued	1	—	—	5	—	—	—	5

Dividends paid to:
Common ($0.040 per share)	—	—	—	—	—	(594)	—	(594)
Class B ($0.036 per share)	—	—	—	—	—	(110)	—	(110)

Balance November 29, 2008:	15,930	3,048	$949	$120,044	$(6,310)	$20,021	$1,468	$136,172

RICHARDSON ELECTRONICS, LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS

1.	DESCRIPTION OF THE COMPANY

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

Canvys (formerly the Display Systems Group or “DSG”) provides global integrated display products, systems and digital signage solutions serving financial, corporate enterprise, healthcare, and industrial markets.

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

In the opinion of management, all adjustments necessary for a fair presentation of the results of interim periods have been made. All inter-company transactions and balances have been eliminated. The unaudited condensed consolidated financial statements presented herein include the accounts of our wholly owned subsidiaries. The results of operations and cash flows for the three and six months ended November 29, 2008, are not necessarily indicative of the results that may be expected for the fiscal year ending May 30, 2009.

During the second quarter of fiscal 2009, we renamed our DSG business unit to Canvys. This change from DSG to Canvys signifies its evolution to a market-driven solutions group.

During the first quarter of fiscal 2009, we moved our Cathode Ray Tube (“CRT”) product line from our Canvys segment to our EDG segment. As a result of implementing a new business plan for Canvys during the third quarter of fiscal 2008, we felt that the CRT product line more closely aligned with the existing EDG business model. Prior period segment information has been restated to reflect this change.

The unaudited condensed consolidated statements of cash flows for the six months ended December 1, 2007, have been restated to reflect the reclassification of the gain on sale of investments from operating activities to investing activities. The gain on sale of investments was an immaterial amount for the six months ended December 1, 2007.

Our fiscal quarter ends on the Saturday nearest the end of the quarter ending month. The first six months of fiscal 2009 and 2008 each contain 26 weeks.

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

The sale agreement of SSD/Burtek to Honeywell contemplated a post-closing working capital-based purchase price adjustment. During the second quarter of fiscal 2008, we received notification from Honeywell seeking a purchase price adjustment in the amount of $6.4 million. During the third and fourth quarters of fiscal 2008, we reviewed and responded to Honeywell’s notice. We believe this claim to be without merit and intend to vigorously defend our position with respect to this claim. Should we ultimately pay Honeywell all, or a significant portion, of the requested amount, it could have a material adverse impact on results of our discontinued operations and cash flows.

Net sales, gross profit, income tax provision, and income from discontinued operations for the three and six months ended December 1, 2007, is presented in the following table (in thousands):

	Second Quarter FY 2008	Six Months FY 2008
Net Sales	$267	$569
Gross profit	80	168
Income tax provision	9	25
Income, net of tax	24	55

The net sales, gross profit, income tax provision, and income from discontinued operations during the second quarter and first six months of fiscal 2008 represent the operations of our Colombia location which were included in the SSD/Burtek sale agreement with Honeywell, but were not transferred as part of the May 31, 2007, closing. During the first quarter of fiscal 2008, we mutually agreed with Honeywell that Honeywell would not purchase the SSD/Burtek Colombia business, and that we would wind down the SSD/Burtek Colombia business in exchange for a payment from Honeywell equal to a portion of the value of the SSD/Burtek business in Colombia on May 31, 2007, including reimbursement of related employee severance expenses. We ceased operations of the SSD/Burtek business in Colombia during the third quarter of fiscal 2008. Results of the operation of the SSD/Burtek business in Colombia are included in discontinued operations in accordance with SFAS No. 144.

Assets Held for Sale:

As of November 29, 2008, we maintained a building in Mexico City, Mexico as an asset held for sale. We believe we will be able to sell the building within fiscal 2009; however, we cannot give any assurance as to the actual timing or successful completion of the sale.

4.	INVESTMENT IN MARKETABLE EQUITY SECURITIES

Our investments are primarily equity securities, all of which are classified as available-for-sale and are carried at their fair value, based on the quoted market prices. The fair value of our equity securities, which are included in other non-current assets, was $0.3 million as of November 29, 2008, and $0.4 million as of May 31, 2008. Proceeds from the sale of the securities were an immaterial amount during the second quarter of fiscal 2009 while there were no sales of securities during the second quarter of fiscal 2008. Proceeds from the sale of the securities were $0.1 million and $0.2 million during the first six months of fiscal 2009 and 2008, respectively. Gross realized gains and losses on those sales were an immaterial amount during the second quarter and first six months of fiscal 2009 and 2008. Net unrealized holding losses of $0.1 million during both the second quarter and first six months of fiscal 2009 have been included in accumulated comprehensive income for fiscal 2009. Net unrealized holding losses of $0.1 million and $0.4 million during the second quarter and first six months of fiscal 2008, respectively, have been included in accumulated comprehensive income for fiscal 2008.

The following table presents the disclosure under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, for the investment in marketable equity securities with fair values less than cost basis (in thousands):

	Marketable Security Holding Length				Total
	Less Than 12 Months		More Than 12 Months
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
November 29, 2008 Common Stock	$26	$40	$39	$28	$65	$68
May 31, 2008 Common Stock	$25	$3	$46	$5	$71	$8

5.	GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill during the first six months ended November 29, 2008, by reportable segment were as follows (in thousands):

	Goodwill
	RFPD	EDG	Canvys	Total
Balance at May 31, 2008	$551	$932	$—	$1,483
Contingent purchase price consideration	139	—	—	139
Foreign currency translation	8	(28)	—	(20)

Balance at November 29, 2008	$698	$904	$—	$1,602

During the fourth quarter of each fiscal year, our goodwill balances are reviewed for impairment through the application of a fair-value based test, using the end of the third quarter as the measurement date. The results of our goodwill impairment test as of March 1, 2008, indicated that the value of goodwill attributable to our Canvys segment of $11.5 million was fully impaired. As a result, we recorded a pre-tax impairment of $11.5 million, during the fourth quarter of fiscal 2008. In addition, we recorded a $2.3 million tax benefit related to the impairment charge. Our estimate of fair value for each of our reporting units was based on projected future operating results and cash flows and other specific assumptions.

Intangible assets subject to amortization were as follows (in thousands):

	Intangible Assets Subject to Amortization
	November 29, 2008		May 31, 2008
	Gross Amounts	Accumulated Amortization	Gross Amounts	Accumulated Amortization
Deferred financing costs	$1,115	$587	$2,744	$1,986
Trademarks	478	478	478	478

Total	$1,593	$1,065	$3,222	$2,464

Deferred financing costs decreased during the second quarter of fiscal 2009 due primarily to the write-off of previously capitalized deferred financing costs of $0.1 million related to the retirement of $3.3 million of the 8% convertible senior subordinated notes (“8% notes”) on November 7, 2008, and the write-off of fully amortized deferred financing costs.

Amortization expense during the three and six months ended November 29, 2008, and December 1, 2007, was as follows (in thousands):

	Amortization Expense for Three Months		Amortization Expense for Six Months
	November 29, 2008	December 1, 2007	November 29, 2008	December 1, 2007
Deferred financing costs	$54	$58	$113	$158

Total	$54	$58	$113	$158

The amortization expense associated with the intangible assets subject to amortization for the next five years is presented in the following table (in thousands):

Fiscal Year	Amortization Expense
2009	$95
2010	$190
2011	$190
2012	$53
2013	$—
Thereafter	$—

The weighted average number of years of amortization expense remaining is 2.77.

6.	WARRANTIES

We offer warranties for specific products we manufacture. We also provide extended warranties for some products we sell that lengthen the period of coverage specified in the manufacturer’s original warranty. Our warranty terms generally range from one to three years.

We estimate the cost to perform under the warranty obligation and recognize this estimated cost at the time of the related product sale. We record expense related to our warranty obligations as cost of sales in our unaudited condensed consolidated statements of operations and comprehensive income (loss). Each quarter, we assess actual warranty costs incurred on a product-by-product basis and compare the warranty costs to our estimated warranty obligation. With respect to new products, estimates are based generally on knowledge of the products, the extended warranty period, and warranty experience.

Warranty reserves are established for costs that are expected to be incurred after the sale and delivery of products under warranty. Warranty reserves are included in accrued liabilities on our unaudited condensed consolidated balance sheets. The warranty reserves are determined based on known product failures, historical experience, and other available evidence.

Changes in the warranty reserve during the first six months of fiscal 2009 were as follows (in thousands):

Warranty Reserve
Balance at May 31, 2008	$377
Accruals for products sold	265
Utilization	(263)
Adjustment	(70)
Foreign currency translation	(17)

Balance at November 29, 2008	$292

As a result of lower sales volume of products under warranty and lower than anticipated failure rates, reserve adjustments of $0.1 million were recorded during the first six months of fiscal 2009.

7.	DEBT

Long-term debt for the periods ended November 29, 2008, and May 31, 2008, was as follows (in thousands):

	November 29, 2008	May 31, 2008
7 3/4% convertible senior subordinated notes, due December 2011	$44,683	$44,683
8% convertible senior subordinated notes, due June 2011	7,670	11,000
Revolving credit agreement, due July 2010	—	—

Total debt	52,353	55,683
Less: current portion	—	—

Long-term debt	$52,353	$55,683

As of November 29, 2008, we maintained $52.4 million in long-term debt in the form of two series of convertible notes. On November 7, 2008, we retired $3.3 million of the 8% notes at approximately 71% of par value, which resulted in a gain of $0.8 million, net of deferred financing costs of $0.1 million. As the revolving credit agreement allows us to retire up to $15.0 million of our outstanding notes, we did not need to obtain a waiver from our lending group to permit the retirement of $3.3 million of the 8% notes. The retirement was financed through the use of cash available as of November 7, 2008.

We entered into a revolving credit agreement on July 27, 2007, which included a Euro sub-facility of $15.0 million and a Singapore sub-facility of $5.0 million. Pursuant to an amendment to the revolving credit agreement entered into on February 29, 2008, the Euro sub-facility and Singapore sub-facility individual limits were increased to $20.0 million each; however, the total amount of the combined Euro sub-facility and Singapore sub-facility is limited to $25.0 million. The U.S. facility is reduced if amounts drawn on the Euro sub-facility and Singapore sub-facility exceed $20.0 million, maintaining a total capacity of $40.0 million on the revolving credit agreement. This revolving credit agreement expires in July 2010 and bears interest at applicable LIBOR, SIBOR, or prime rates plus a margin varying with certain quarterly borrowings under the revolving credit agreement. This revolving credit agreement is secured by a lien on our U.S. assets and also contains a financial covenant requiring us to maintain a leverage ratio of less than 2.0 to 1.0. Pursuant to an amendment to the revolving credit agreement entered into on November 29, 2007, the leverage ratio was increased to 3.0 to 1.0 for the fiscal quarters ended December 1, 2007, and March 1, 2008. The commitment fee related to the revolving credit agreement is 0.25% per annum payable quarterly on the average daily unused portion of the aggregate commitment. As of November 29, 2008, there were no amounts outstanding under the revolving credit agreement. Outstanding letters of credit were approximately $0.1 million and we also had $1.1 million reserved for usage on our commercial credit card program, leaving an unused line of $38.8 million as of November 29, 2008. Based on our loan covenants, actual available credit as of November 29, 2008, was $40.0 million.

Pursuant to an amendment to the revolving credit agreement entered into on July 29, 2008, the definition of the leverage ratio was modified to exclude the goodwill impairment charge in the calculation of adjusted earnings before interest, taxes, depreciation, and amortization (“EBITDA”), for the fiscal year ended May 31, 2008. We were in compliance with our loan covenants as of May 31, 2008, without this amendment to our revolving credit agreement.

Interest expense decreased to $1.2 million and $2.4 million during the second quarter and first six months of fiscal 2009, respectively, as compared with $1.6 million and $4.2 million during the second quarter and first six months of fiscal 2008. The components of interest expense from continuing operations are shown in the following table (in thousands):

	Second Quarter		Six Months
	FY 2009	FY 2008	FY 2009	FY 2008
7 3/4% convertible senior subordinated notes interest expense	$865	$865	$1,731	$1,731
8% convertible senior subordinated notes interest expense	198	220	418	440
Multi-currency revolving credit agreement interest expense	—	—	—	556
Revolving credit agreement interest expense	38	446	47	675
Deferred financing costs amortization	54	58	113	158
Write-off of deferred financing costs	—	—	—	643
Other	28	27	50	41

Total interest expense	$1,183	$1,616	$2,359	$4,244

Interest expense incurred on the multi-currency revolving credit agreement (“credit agreement”) during the first six months of fiscal 2008 was due primarily to borrowings to support working capital investments. During the first six months of fiscal 2008, we wrote off $0.6 million of deferred financing costs due to the extinguishment of the credit agreement on July 27, 2007.

8.	INCOME TAXES

The effective income tax rate for the second quarter and first six months of fiscal 2009 was a provision of 6.7% and 11.9%, respectively, as compared with a provision of 214.8% and 265.5% for the second quarter and first six months of fiscal 2008, respectively. The difference between the effective tax rates as compared to the U.S. federal statutory rate of 34% primarily results from our geographical distribution of taxable income or losses and valuation allowances related to net operating losses. For the first six months of fiscal 2009, we realized a tax benefit from the partial release of the valuation allowances related to net operating losses of $0.9 million. The tax provision for the first six months of fiscal 2009 includes $0.6 million related to prior years income tax of one of our foreign jurisdictions.

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

As of November 29, 2008, our worldwide liability for uncertain tax positions, excluding interest and penalties, is $4.7 million as compared to $6.0 million as of May 31, 2008. We record penalties and interest relating to uncertain tax positions in the income tax expense line item within the unaudited condensed consolidated statements of operations and comprehensive income (loss). The net liability for uncertain tax positions decreased in the three months ended November 29, 2008, primarily due to closure of certain statutes of limitation.

It is reasonably possible that there will be a change in the unrecognized tax benefits in the range of $0 to approximately $1.2 million due to the expiration of various statutes of limitations within the next 12 months.

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

Diluted earnings per share is calculated by dividing net income, adjusted for interest savings, net of tax, on assumed conversion of convertible debentures and notes, by the actual shares outstanding and share equivalents that would arise from the exercise of stock options, certain restricted stock awards, and the assumed conversion of convertible debentures and notes when dilutive. For second quarter and first six months of fiscal 2009, the assumed conversion and the effect of the interest savings of our 8% notes and 7 3/4% convertible senior subordinated notes (“7 3/4% notes”) were included because their inclusion was dilutive. For the second quarter and first six months of fiscal 2008, the assumed conversion and the effect of the interest savings of our 7 3/4% notes and 8% notes were excluded because their inclusion would have been anti-dilutive.

The amounts per share presented in our unaudited condensed consolidated statements of operations and comprehensive income (loss) are based on the following amounts (in thousands, except per share amounts):

	Three Months Ended
	November 29, 2008		December 1, 2007
	Basic	Diluted (1)	Basic	Diluted
Numerator for basic and diluted EPS:
Income (loss) from continuing operations	$5,934	$6,566	$(680)	$(680)
Less dividends:
Common stock	297	362	593	593
Class B common stock	55	55	110	110

Undistributed earnings (losses)	$5,582	$6,149	$(1,383)	$(1,383)

Common stock undistributed earnings (losses)	$4,712	$5,339	$(1,167)	$(1,167)
Class B common stock undistributed earnings (losses)	870	810	(216)	(216)

Total undistributed earnings (losses)	$5,582	$6,149	$(1,383)	$(1,383)

Income from discontinued operations	$—	$—	$24	$24
Less dividends:
Common stock	297	362	593	593
Class B common stock	55	55	110	110

Undistributed losses	$(352)	$(417)	$(679)	$(679)

Common stock undistributed losses	$(297)	$(362)	$(573)	$(573)
Class B common stock undistributed losses	(55)	(55)	(106)	(106)

Total undistributed losses	$(352)	$(417)	$(679)	$(679)

Net income (loss)	$5,934	$6,566	$(656)	$(656)
Less dividends:
Common stock	297	362	593	593
Class B common stock	55	55	110	110

Undistributed earnings (losses)	$5,582	$6,149	$(1,359)	$(1,359)

Common stock undistributed earnings (losses)	$4,712	$5,339	$(1,146)	$(1,146)
Class B common stock undistributed earnings (losses)	870	810	(213)	(213)

Total undistributed earnings (losses)	$5,582	$6,149	$(1,359)	$(1,359)

Denominator for basic and diluted EPS:
Denominator for basic EPS:
Common stock weighted average shares	14,858	14,858	14,798	14,798

Class B common stock weighted average shares, and shares under if-converted method for diluted earnings per share	3,048	3,048	3,048	3,048

Effect of dilutive securities
Unvested restricted stock awards		8		—
Dilutive stock options		—		—
Conversion of 8% notes		744		—
Conversion of 7 3/4% notes		2,482		—

Denominator for diluted EPS adjusted for weighted average shares and assumed conversions		21,140		17,846

Income (loss) from continuing operations per share:
Common stock	$0.34	$0.31	$(0.04)	$(0.04)

Class B common stock	$0.30	$0.28	$(0.03)	$(0.03)

Income from discontinued operations per share:
Common stock	$0.00	$0.00	$0.00	$0.00

Class B common stock	$0.00	$0.00	$0.00	$0.00

Net income (loss) per share:
Common stock	$0.34	$0.31	$(0.04)	$(0.04)

Class B common stock	$0.30	$0.28	$(0.03)	$(0.03)

(1)

Income from continuing operations and net income for the three months ended November 29, 2008, have been adjusted for interest savings, net of tax, for the assumed conversion of our 8% notes and 7 3/4% notes. Common stock dividends have been adjusted for the three months ended November 29, 2008, for the assumed conversion of our 8% notes and 7 3/4% notes.

	Six Months Ended
	November 29, 2008		December 1, 2007
	Basic	Diluted (1)	Basic	Diluted
Numerator for basic and diluted EPS:
Income (loss) from continuing operations	$9,627	$10,891	$(1,071)	$(1,071)
Less dividends:
Common stock	594	724	1,185	1,185
Class B common stock	110	110	220	220

Undistributed earnings (losses)	$8,923	$10,057	$(2,476)	$(2,476)

Common stock undistributed earnings (losses)	$7,532	$8,733	$(2,088)	$(2,088)
Class B common stock undistributed earnings (losses)	1,391	1,324	(388)	(388)

Total undistributed earnings (losses)	$8,923	$10,057	$(2,476)	$(2,476)

Income from discontinued operations	$—	$—	$55	$55
Less dividends:
Common stock	594	724	1,185	1,185
Class B common stock	110	110	220	220

Undistributed losses	$(704)	$(834)	$(1,350)	$(1,350)

Common stock undistributed losses	$(594)	$(724)	$(1,139)	$(1,139)
Class B common stock undistributed losses	(110)	(110)	(211)	(211)

Total undistributed losses	$(704)	$(834)	$(1,350)	$(1,350)

Net income (loss)	$9,627	$10,891	$(1,016)	$(1,016)
Less dividends:
Common stock	594	724	1,185	1,185
Class B common stock	110	110	220	220

Undistributed earnings (losses)	$8,923	$10,057	$(2,421)	$(2,421)

Common stock undistributed earnings (losses)	$7,532	$8,733	$(2,042)	$(2,042)
Class B common stock undistributed earnings (losses)	1,391	1,324	(379)	(379)

Total undistributed earnings (losses)	$8,923	$10,057	$(2,421)	$(2,421)

Denominator for basic and diluted EPS:
Denominator for basic EPS:
Common stock weighted average shares	14,855	14,855	14,783	14,783

Class B common stock weighted average shares, and shares under if-converted method for diluted earnings per share	3,048	3,048	3,048	3,048

Effect of dilutive securities
Unvested restricted stock awards		10		—
Dilutive stock options		—		—
Conversion of 8% notes		744		—
Conversion of 7 3/4% notes		2,482		—

Denominator for diluted EPS adjusted for weighted average shares and assumed conversions		21,139		17,831

Income (loss) from continuing operations per share:
Common stock	$0.55	$0.52	$(0.06)	$(0.06)

Class B common stock	$0.49	$0.47	$(0.05)	$(0.05)

Income from discontinued operations per share:
Common stock	$0.00	$0.00	$0.00	$0.00

Class B common stock	$0.00	$0.00	$0.00	$0.00

Net income (loss) per share:
Common stock	$0.55	$0.52	$(0.06)	$(0.06)

Class B common stock	$0.49	$0.47	$(0.05)	$(0.05)

(1)

Income from continuing operations and net income for the six months ended November 29, 2008, have been adjusted for interest savings, net of tax, for the assumed conversion of our 8% notes and 7 3/4% notes. Common stock dividends have been adjusted for the six months ended November 29, 2008, for the assumed conversion of our 8% notes and 7 3/4% notes.

Common stock options that were anti-dilutive and not included in dilutive earnings per common share for the second quarter and first six months of fiscal 2009 and the second quarter and first six months of fiscal 2008 were 1,880,832 and 1,760,441, respectively.

10.	SHARE BASED COMPENSATION

During the first quarter of fiscal 2007, we adopted SFAS No. 123 (Revised 2004), Share-Based Payment, which requires the measurement and recognition of compensation cost at fair value for all share-based payments, including stock options. We estimate fair value using the Black-Scholes option-pricing model, which requires assumptions such as expected volatility, risk-free interest rate, expected life, and dividends. Compensation cost is recognized using a graded-vesting schedule over the applicable vesting period or the date on which retirement eligibility is achieved, if shorter (non-substantive vesting period approach). Share-based compensation totaled $0.2 million and $0.3 million during the second quarter and first six months of fiscal 2009, respectively, and $0.2 million and $0.3 million during the second quarter and first six months of 2008, respectively.

11.	SEGMENT REPORTING

Based on our interpretation of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”), we have identified three reportable segments: the RF, Wireless & Power Division (RFPD), the Electron Device Group (EDG), and Canvys.

RFPD serves the global RF and wireless communications market, including infrastructure, and wireless networks, and the power conversion market.

EDG provides engineered solutions and distributes electronic components to customers in diverse markets including the steel, automotive, textile, plastics, semiconductor manufacturing, and broadcast industries.

Canvys provides global integrated display products, systems and digital signage solutions serving financial, corporate enterprise, healthcare, and industrial markets.

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

During the second quarter of fiscal 2009, we renamed our DSG business unit to Canvys. This change from DSG to Canvys signifies its evolution to a market-driven solutions group.

During the first quarter of fiscal 2009, we moved our CRT product line from our Canvys segment to our EDG segment. As a result of implementing a new business plan for Canvys during the third quarter of fiscal 2008, we felt that the CRT product line more closely aligned with the existing EDG business model. Prior period segment information has been restated to reflect this change.

Operating results and assets by segment are summarized in the following table (in thousands):

	Net Sales	Gross Profit	Direct Operating Contribution (Loss)	Assets (1)
Second Quarter Fiscal 2009
RFPD	$93,445	$21,263	$10,820	$133,255
EDG	22,210	7,811	4,320	44,760
Canvys	16,820	4,156	397	20,280

Total	$132,475	$33,230	$15,537	$198,295

Second Quarter Fiscal 2008
RFPD	$95,486	$21,095	$10,243	$135,444
EDG	28,765	9,290	5,525	51,065
Canvys	19,487	3,895	(566)	38,580

Total	$143,738	$34,280	$15,202	$225,089

Six Months Fiscal 2009
RFPD	$190,317	$42,169	$21,297	$133,255
EDG	47,261	15,440	8,423	44,760
Canvys	33,933	8,486	1,231	20,280

Total	$271,511	$66,095	$30,951	$198,295

Six Months Fiscal 2008
RFPD	$179,792	$41,467	$20,363	$135,444
EDG	54,850	17,702	10,279	51,065
Canvys	37,374	7,712	(1,012)	38,580

Total	$272,016	$66,881	$29,630	$225,089

(1)	Accounts receivable, inventory, and goodwill are identified by segment. Cash, net property plant and equipment, and other assets are not identifiable by segment.

A reconciliation of net sales, gross profit, operating income, and assets to the relevant consolidated amounts is as follows (in thousands):

	Second Quarter		Six Months
	2009	2008	2009	2008
Segment net sales	$132,475	$143,738	$271,511	$272,016
Corporate	76	1,247	(13)	2,434

Net sales	$132,551	$144,985	$271,498	$274,450

Segment gross profit	$33,230	$34,280	$66,095	$66,881
Manufacturing variances and other costs	(52)	(480)	(198)	(443)

Gross profit	$33,178	$33,800	$65,897	$66,438

Segment direct operating contribution	$15,537	$15,202	$30,951	$29,630
Manufacturing variances and other costs	(52)	(480)	(198)	(443)
Administrative expenses	(10,526)	(12,239)	(21,259)	(24,032)
Loss on disposal of assets	(3)	(10)	(78)	(11)

Operating income	$4,956	$2,473	$9,416	$5,144

	November 29, 2008	May 31, 2008
Segment assets	$198,295	$199,634
Cash and cash equivalents	35,480	40,042
Other current assets (1)	10,583	11,648
Net property	26,526	28,635
Other assets (2)	5,413	6,276

Total assets	$276,297	$286,235

(1)	Other current assets include miscellaneous receivables, manufacturing inventories, prepaid expenses, and current deferred income taxes.
(2)	Other assets include investments, assets held for sale, non-current deferred income taxes, and other assets.

Geographic net sales information is primarily grouped by customer destination into five areas: North America; Asia/Pacific; Europe; Latin America; and Corporate. Europe includes sales to the Middle East and Africa. Net sales to Mexico are included as part of Latin America.

Net sales and gross profit by geographic region are summarized in the following table (in thousands):

	Second Quarter		Six Months
	FY 2009	FY 2008	FY 2009	FY 2008
Net Sales
North America	$47,766	$59,033	$98,269	$111,840
Asia/Pacific	44,995	43,164	92,769	81,293
Europe	34,928	37,715	70,462	71,917
Latin America	4,414	4,440	8,829	8,534
Corporate	448	633	1,169	866

Total	$132,551	$144,985	$271,498	$274,450

Gross Profit
North America	$12,333	$15,454	$25,077	$29,587
Asia/Pacific	10,036	9,412	20,687	18,899
Europe	9,012	9,384	18,456	18,637
Latin America	1,489	1,295	2,831	2,562
Corporate	308	(1,745)	(1,154)	(3,247)

Total	$33,178	$33,800	$65,897	$66,438

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

As of November 29, 2008, we held investments that are required to be measured at fair value on a recurring basis. Our investments (available-for-sale) primarily consist of equity securities of publicly traded companies for which market prices are readily available.

Investments measured at fair value on a recurring basis subject to the disclosure requirements of SFAS No. 157 as of November 29, 2008, were as follows (in thousands):

	Level 1	Level 2	Level 3
Equity securities	$267	$—	$—

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 expands the disclosure requirements for derivative instruments and hedging activities. This statement specifically requires entities to provide enhanced disclosures addressing the following: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 will become effective for our third quarter of fiscal year 2009. We are currently evaluating the impact of the adoption of SFAS 161 on our consolidated financial statements.

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

In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (“FSP EITF 03-6-1”). The Staff Position provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and must be included in the earnings per share computation. FSP EITF 03-6-1 will become effective for our fiscal year 2010. All prior-period earnings per share data presented must be adjusted retrospectively. We are currently evaluating the impact of the adoption of FSP EITF 03-6-1 on our consolidated financial statements.

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

14.	SUBSEQUENT EVENTS

On January 6, 2009, our Board of Directors approved a share repurchase program authorizing us to purchase up to $12.6 million of our outstanding common stock. Stock repurchases under this program may be made on the open market or in privately negotiated transactions, depending on factors including market conditions and other factors. The stock repurchase program does not have an expiration date and may be suspended or discontinued at any time.

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

•

Results of Continuing Operations – an analysis and comparison of our consolidated results of operations for the three and six months ended November 29, 2008, and December 1, 2007, as reflected in our unaudited condensed consolidated statements of operations and comprehensive income (loss).

•

Liquidity, Financial Position, and Capital Resources – a discussion of our primary sources and uses of cash for the six months ended November 29, 2008, and December 1, 2007, and a discussion of selected changes in our financial position.

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

Canvys (formerly the Display Systems Group or “DSG”) provides global integrated display products, systems and digital signage solutions serving financial, corporate enterprise, healthcare, and industrial markets.

We currently have operations in the following major geographic regions:

•	North America;

•	Asia/Pacific;

•	Europe; and

•	Latin America.

During the second quarter of fiscal 2009, we renamed our DSG business unit to Canvys. This change from DSG to Canvys signifies its evolution to a market-driven solutions group.

During the first quarter of fiscal 2009, we moved our Cathode Ray Tube (“CRT”) product line from our Canvys segment to our EDG segment. As a result of implementing a new business plan for Canvys during the third quarter of fiscal 2008, we felt that the CRT product line more closely aligned with the existing EDG business model. Prior period segment information has been restated to reflect this change.

The recent capital and credit market crisis is adversely affecting the U.S. and global economies. Slower economic growth could lead to lower demand for the products we sell. Lower demand for our products could also lead to lower margins on the products that we sell. In addition, our customers may not be able to pay, or may delay payment of accounts receivable that we are owed. Management believes it has taken steps to mitigate this risk through heightened collection efforts.

RESULTS OF CONTINUING OPERATIONS

Overview – Three Months Ended November 29, 2008

•

Consolidated net sales for the quarter were $132.6 million, compared to $145.0 million last year. Net sales for RFPD declined 2.1%, or $2.0 million, during the second quarter of fiscal 2009 compared to the second quarter of fiscal 2008. Net sales for EDG and Canvys (formerly known as Display Systems Group “DSG”) decreased 22.8% and 13.7%, respectively, during the second quarter of fiscal 2009 as compared to the second quarter last year.

•	Consolidated gross margin percentage increased to 25.0% during the second quarter of fiscal 2009 compared to 23.3% during the second quarter last year.

•

Selling, general, and administrative expenses decreased to $28.2 million, or 21.3% of net sales, during the second quarter of fiscal 2009 compared to $31.3 million, or 21.6% of net sales, during the second quarter last year.

•	Operating income during the second quarter of fiscal 2009 was $5.0 million, up 100%, compared to operating income of $2.5 million during the second quarter of fiscal 2008.

•	Net income during the second quarter of fiscal 2009 was $5.9 million, or $0.31 per diluted common share, versus a net loss of $0.7 million during the second quarter last year.

Overview – Six Months Ended November 29, 2008

•

Consolidated net sales for the first six months were $271.5 million, compared to $274.5 million last year. Net sales for RFPD increased 5.9%, or $10.5 million, during the first six months of fiscal 2009 compared to the first six months of fiscal 2008. Net sales for EDG and Canvys decreased 13.8% and 9.2%, respectively, during the first six months of fiscal 2009 as compared to the first six months last year.

•	Consolidated gross margin percentage increased to 24.3% during the first six months of fiscal 2009 compared to 24.2% during the first six months last year.

•

Selling, general, and administrative expenses decreased to $56.4 million, or 20.8% of net sales, during the first six months of fiscal 2009 compared to $61.3 million, or 22.3% of net sales, during the first six months last year.

•	Operating income during the first six months of fiscal 2009 was $9.4 million, up 83%, compared to operating income of $5.1 million during the first six months of fiscal 2008.

•	Net income during the first half of fiscal 2009 was $9.6 million, or $0.52 per diluted common share, versus a net loss of $1.0 million during the first half last year.

Net Sales and Gross Profit Analysis

During the second quarter of fiscal 2009, consolidated net sales decreased 8.6% as all three segments experienced a decline compared to prior year. During the first six months of fiscal 2009, consolidated net sales decreased 1.1% due primarily to a decrease in sales of electron device and Canvys products, partially offset by an increase in wireless and power conversion products.

Net sales by segment and percent change during the second quarter and first six months of fiscal 2009 and 2008 were as follows (in thousands):

Net Sales	FY 2009	FY 2008	% Change
Second Quarter
RFPD	$93,445	$95,486	(2.1)%
EDG	22,210	28,765	(22.8)%
Canvys	16,820	19,487	(13.7)%
Corporate	76	1,247

Total	$132,551	$144,985	(8.6)%

Six Months
RFPD	$190,317	$179,792	5.9%
EDG	47,261	54,850	(13.8)%
Canvys	33,933	37,374	(9.2)%
Corporate	(13)	2,434

Total	$271,498	$274,450	(1.1)%

Consolidated gross profit decreased slightly during both the second quarter and first six months of fiscal 2009 as compared to the second quarter and first six months of fiscal 2008. Consolidated gross margin as a percentage of net sales increased to 25.0% and 24.3% during the second quarter and first six months of fiscal 2009, respectively, as compared to 23.3% and 24.2% during the second quarter and first six months of fiscal 2008, respectively, due primarily to increased focus on higher margin products.

Gross profit reflects the distribution and manufacturing product margin less manufacturing variances, inventory obsolescence charges, customer returns, scrap and cycle count adjustments, engineering costs, and other provisions. Corporate gross profit includes certain freight costs and other miscellaneous charges.

Gross profit by segment and percent of segment sales during the second quarter and first six months of fiscal 2009 and 2008 were as follows (in thousands):

Gross Profit	FY 2009	% of Net Sales	FY 2008	% of Net Sales
Second Quarter
RFPD	$21,263	22.8%	$21,095	22.1%
EDG	7,811	35.2%	9,290	32.3%
Canvys	4,156	24.7%	3,895	20.0%
Corporate	(52)		(480)

Total	$33,178	25.0%	$33,800	23.3%

Six Months
RFPD	$42,169	22.2%	$41,467	23.1%
EDG	15,440	32.7%	17,702	32.3%
Canvys	8,486	25.0%	7,712	20.6%
Corporate	(198)		(443)

Total	$65,897	24.3%	$66,438	24.2%

RF, Wireless & Power Division

RFPD net sales were $93.4 million during the second quarter of fiscal 2009, a $2.1 million decrease, or 2.1%, from $95.5 million during the second quarter of fiscal 2008. The decrease in net sales during the second quarter was due primarily to a decline in sales of network access products, partially offset by an increase in sales of infrastructure and power conversion products. Net sales increased during the first six months of fiscal 2009 to $190.3 million, a $10.5 million increase, or 5.9%, from $179.8 million during the first six months of fiscal 2008. The increase in net sales during the first six months was due primarily to an increase in sales of infrastructure and power conversion products, partially offset by a decrease in net sales of network access products. Network access sales decreased 12.2% and 0.9% to $33.2 million and $69.4 million during the second quarter and first six months of fiscal 2009, respectively, from $37.8 million and $70.0 million during the second quarter and first six months of fiscal 2008, respectively. The decline in net sales of network access products was primarily in North America, Asia/Pacific, and Europe. Net sales of network access declined due to lower capital investment of network applications which was primarily the result of the weakening global economy. Infrastructure net sales increased 7.9% and 13.5% to $25.9 million and $52.1 million in the second quarter and first six months of fiscal 2009, respectively, from $24.0 million and $45.9 million during the second quarter and first six months of fiscal 2008, respectively. The net sales growth for infrastructure products was primarily in Asia/Pacific, which was due primarily to the deployment of the next infrastructure build-out of the Time Division-Synchronous Code Division Multiple Access (“TD-SCDMA”) project in China. Phase two of TD-SCDMA project was deployed during the first quarter of fiscal 2009 which is expected to be completed by the end of fiscal 2009, while phase one of the project occurred during fiscal 2007. Additionally, infrastructure increased due to the global investment in wideband code division multiple access (“W-CDMA”) applications during the second quarter of fiscal 2009. Power conversion net sales increased 11.5% and 15.0% to $15.5 million and $30.6 million during the second quarter and first six months of fiscal 2009, respectively, from $13.9 million and $26.6 million during the second quarter and first six months of fiscal 2008, respectively, as all four geographic regions experienced growth. Net sales of power conversion products in Asia/Pacific benefited from RFPD’s penetration of the welding and steel manufacturing market with induction heating and power supply applications, as well as the growth in the application of alternative energy. Gross margin as a percent of net sales slightly increased to 22.8% during the second quarter of fiscal 2009 from 22.1% during the second quarter of fiscal 2008 due to shifts in product mix. Gross margin as a percent of net sales decreased to 22.2% during the first six months of fiscal 2009 from 23.1% during the first six months of fiscal 2008. The decline in gross margin as a percent of net sales was due primarily to the lower margins generated from the TD-SCDMA project in China.

Electron Device Group

EDG net sales were $22.2 million during the second quarter of fiscal 2009, a $6.6 million decrease, or 22.8%, from $28.8 million during the second quarter of fiscal 2008. Net sales decreased during the first six months of fiscal 2009 to $47.3 million, a $7.6 million decrease, or 13.8%, from $54.9 million during the first six months of fiscal 2008. The net sales decline for both periods was due primarily to a decline in semiconductor fabrication equipment products and tube sales. Net sales of semiconductor fabrication equipment declined 28.8% and 23.6% to $3.7 million and $8.1 million during the second quarter and first six months of fiscal 2009, respectively, from $5.2 million and $10.6 million during the second quarter and first six months of fiscal 2008. The semiconductor fabrication equipment industry has experienced an overall decline during the past couple of years. Net sales of tubes decreased 19.6% and 11.5% to $15.6 million and $32.4 million during the second quarter and first six months of fiscal 2009, respectively, from $19.4 million and $36.6 million during the second quarter and first six months of fiscal 2008. Net sales of tubes decreased primarily in North America and Europe. The decline in North America, during both the second quarter and first six months of fiscal 2009, was due primarily to the conversion from analog to digital television in the U.S which takes place in February 2009. Gross margin as a percent of net sales increased to 35.2% and 32.7% during the second quarter and first six months of fiscal 2009, respectively, as compared to 32.3% during both the second quarter and first six months of fiscal 2008. The increase in gross margin for EDG was due primarily to a shift in product mix toward higher-margin products.

Canvys

Canvys net sales were $16.8 million during the second quarter of fiscal 2009, a $2.7 million decrease, or 13.7%, from $19.5 million during the second quarter of fiscal 2008. Net sales decreased during the first six months of fiscal 2009 to $33.9 million, a $3.4 million decrease, or 9.2%, from $37.4 million during the first six months of fiscal 2008. The net sales decline for both periods was due primarily to a decline in medical imaging products, partially offset by an increase in digital signage products. During the third quarter of fiscal 2008, Canvys implemented a new business plan, part of which included exiting unprofitable market segments and the distribution of low margin branded products. Due to a focus on profitable sales growth, gross margin improved to 24.7% and 25.0% during the second quarter and first six months of fiscal 2009, respectively, from 20.0% and 20.6% during the second quarter and first six months of fiscal 2008, respectively, which we believe will be a sustainable long-term improvement.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses (“SG&A”) decreased during the second quarter and first six months of fiscal 2009 to $28.2 million and $56.4 million, respectively, from $31.3 million and $61.3 million during the second quarter and first six months of fiscal 2008, respectively. The decrease in SG&A expense during the second quarter and first six months of fiscal 2009 was due primarily to a decline in consulting, employee-related, travel, and facility expenses. SG&A as a percent of net sales declined to 21.3% and 20.8% of net sales during the second quarter and first six months of fiscal 2009, respectively, as compared with 21.6% and 22.3% of net sales during the second quarter and first six months of fiscal 2008, respectively.

Other (Income) Expense

Other (income) expense was $1.4 million and $1.5 million of income during the second quarter and first six months of fiscal 2009, respectively, as compared to an expense of $2.7 million and $5.4 million during the second quarter and first six months of fiscal 2008, respectively. The change to income from expense was due primarily to favorable changes in foreign currency exchange rates, a gain related to the retirement of a portion of our long-term debt, and a decrease in interest expense. Other (income) expense included a foreign exchange gain of $1.5 million and $2.5 million during the second quarter and first six months of fiscal 2009, respectively, as compared to a foreign exchange loss of $1.4 million and $1.8 million during the second quarter and first six months of fiscal 2008, respectively. The second quarter and first six months of fiscal 2009 included a gain of $0.8 million related to the retirement of $3.3 million of our 8% notes. See Note 7 “Debt” of our unaudited condensed consolidated financial statements for additional discussion on the retirement. Interest expense decreased to $1.2 million and $2.4 million during the second quarter and first six months of fiscal 2009, respectively, as compared to $1.6 million and $4.2 million during the second quarter and first six months of fiscal 2008, respectively. See Note 7 “Debt” of our unaudited condensed consolidated financial statements for additional discussion on interest expense.

Income Tax Provision

The effective income tax rate for the second quarter and first six months of fiscal 2009 was a provision of 6.7% and 11.9%, respectively, as compared with a provision of 214.8% and 265.5% for the second quarter and first six months of fiscal 2008, respectively. The difference between the effective tax rates as compared to the U.S. federal statutory rate of 34% primarily results from our geographical distribution of taxable income or losses and valuation allowances related to net operating losses. For the first six months of fiscal 2009, we realized a tax benefit from the partial release of the valuation allowances related to net operating losses of $0.9 million. The tax provision for the first six months of fiscal 2009 includes $0.6 million related to prior years income tax of one of our foreign jurisdictions.

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

As of November 29, 2008, our worldwide liability for uncertain tax positions, excluding interest and penalties, is $4.7 million as compared to $6.0 million as of May 31, 2008. We record penalties and interest relating to uncertain tax positions in the income tax expense line item within the unaudited condensed consolidated statements of operations and comprehensive income (loss). The net liability for uncertain tax positions decreased in the three months ended November 29, 2008, primarily due to closure of certain statutes of limitation.

It is reasonably possible that there will be a change in the unrecognized tax benefits in the range of $0 to approximately $1.2 million due to the expiration of various statutes of limitations within the next 12 months.

Net Income (Loss) and Per Share Data

Net income during the second quarter of fiscal 2009 was $5.9 million, or $0.31 per diluted common share and $0.28 per Class B diluted common share as compared with a net loss of $0.7 million during the second quarter of fiscal 2008, or $0.04 per diluted common share and $0.03 per Class B diluted common share. Net income during the first six months of fiscal 2009 was $9.6 million, or $0.52 per diluted common share and $0.47 per Class B diluted common share as compared with a net loss of $1.0 million during the first six months of fiscal 2008, or $0.06 per diluted common share and $0.05 per Class B diluted common share.

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

Cash and cash equivalents were $35.5 million as of November 29, 2008, as compared to $40.0 million as of May 31, 2008.

Cash Flows from Operating Activities

Cash provided operating activities during the first six months of fiscal 2009 was $3.6 million, due primarily to higher accounts payable balances and lower accounts receivable balances, partially offset by higher inventory balances and lower accrued liability balances. The increase in accounts payable balances of $5.4 million, excluding the impact of foreign currency exchange of $1.9 million, during the first six months of fiscal 2009 was due primarily to negotiating favorable payment terms with many of our vendors. The decline in accounts receivable balances of $2.1 million, excluding the impact of foreign currency of $7.3 million, during the first six months of fiscal 2009 was due primarily to a decline in sales volume. The increase in inventory balances of $10.4 million, excluding the impact of foreign currency exchange of $4.6 million, during the first six months of fiscal 2009 was due primarily to purchases of inventory necessary to support anticipated sales volume in future quarters. The decline in accrued liability balances of $2.2 million, excluding the impact of foreign currency exchange of $0.8 million, during the first six months of fiscal 2009 was due primarily to the timing and payment of accrued payroll and accrued taxes.

Cash provided by operating activities during the first six months of fiscal 2008 was $8.7 million, primarily due to lower accounts receivable and higher accounts payable balances, partially offset by higher inventory balances. Accounts receivable declined

$5.4 million, excluding the impact of foreign currency exchange of $4.1 million, during the first six months of fiscal 2008 was due primarily to improved cash collections. Accounts payable balances increased $11.7 million, excluding the impact of foreign currency exchange of $1.1 million, during the first six months of fiscal 2008 was due primarily to negotiating with many of our vendors related to payment terms. Inventory balances increased $1.4 million during the first six months of fiscal 2008, excluding the impact of foreign currency exchange of $4.1 million.

Cash Flows from Investing Activities

Net cash used by investing activities was $0.6 million during the first six months of fiscal 2009, primarily due to capital expenditures of $0.5 million and contingent purchase price payments of $0.1 million.

Net cash used by investing activities was $3.5 million during the first six months of fiscal 2008, primarily due to capital expenditures for information technology projects.

Cash Flows from Financing Activities

Net cash used by financing activities was $3.1 million and $5.2 million during the first six months of fiscal 2009 and 2008, respectively, are summarized in the following table (in thousands):

	Six Months Ended
	November 29, 2008	December 1, 2007
Net debt borrowings on revolving credit agreement	$—	$—
Net debt payments on multi-currency revolving credit agreement (“credit agreement”)	—	(65,711)
Retirement of long-term debt	(2,364)	—
Use of restricted cash to pay down credit agreement	—	61,899
Cash dividends paid	(704)	(1,405)
Other	5	45

Cash used in financing activities	$(3,063)	$(5,172)

As of November 29, 2008, we maintained $52.4 million in long-term debt in the form of two series of convertible notes. On November 7, 2008, we retired $3.3 million of the 8% notes at approximately 71% of par value, which resulted in a gain of $0.8 million, net of deferred financing costs of $0.1 million. As the revolving credit agreement allows us to retire up to $15.0 million of our outstanding notes, we did not need to obtain a waiver from our lending group to permit the retirement of $3.3 million of the 8% notes. The retirement was financed through the use of cash available as of November 7, 2008.

We entered into a revolving credit agreement on July 27, 2007, which included a Euro sub-facility of $15.0 million and a Singapore sub-facility of $5.0 million. Pursuant to an amendment to the revolving credit agreement entered into on February 29, 2008, the Euro sub-facility and Singapore sub-facility individual limits were increased to $20.0 million each; however, the total amount of the combined Euro sub-facility and Singapore sub-facility is limited to $25.0 million. The U.S. facility is reduced if amounts drawn on the Euro sub-facility and Singapore sub-facility exceed $20.0 million, maintaining a total capacity of $40.0 million on the revolving credit agreement. This revolving credit agreement expires in July 2010 and bears interest at applicable LIBOR, SIBOR, or prime rates plus a margin varying with certain quarterly borrowings under the revolving credit agreement. This revolving credit agreement is secured by a lien on our U.S. assets and also contains a financial covenant requiring us to maintain a leverage ratio of less than 2.0 to 1.0. Pursuant to an amendment to the revolving credit agreement entered into on November 29, 2007, the leverage ratio was increased to 3.0 to 1.0 for the fiscal quarters ended December 1, 2007, and March 1, 2008. The commitment fee related to the revolving credit agreement is 0.25% per annum payable quarterly on the average daily unused portion of the aggregate commitment. As of November 29, 2008, there were no amounts outstanding under the revolving credit agreement. Outstanding letters of credit were approximately $0.1 million and we also had $1.1 million reserved for usage on our commercial credit card program, leaving an unused line of $38.8 million as of November 29, 2008. Based on our loan covenants, actual available credit as of November 29, 2008, was $40.0 million.

Pursuant to an amendment to the revolving credit agreement entered into on July 29, 2008, the definition of the leverage ratio was modified to exclude the goodwill impairment charge in the calculation of adjusted earnings before interest, taxes, depreciation, and amortization (“EBITDA”), for the fiscal year ended May 31, 2008. We were in compliance with our loan covenants as of May 31, 2008, without this amendment to our revolving credit agreement.

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

Interest Expense Exposure

Our new credit agreement’s interest rates vary based on market interest rates. Had interest rates increased 10%, interest expense would have increased by an immaterial amount for the second quarter and first six months of fiscal 2009 and 2008.

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

Had the U.S. dollar changed unfavorably 10% against various foreign currencies, net sales would have been lower by an estimated $4.7 million and $10.0 million during the second quarter and first six months of fiscal 2009, respectively, and by an estimated $5.4 million and $10.5 million during the second quarter and first six months of fiscal 2008, respectively. Total assets would have declined by an estimated $12.0 million as of November 29, 2008, and an estimated $13.0 million as of the fiscal year ended May 31, 2008. The total liabilities would have decreased by an estimated $1.5 million as of November 29, 2008, and an estimated $1.5 million as of the fiscal year ended May 31, 2008.

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

(a)	Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of November 29, 2008. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

(b)	Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the second quarter of fiscal 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

At the annual meeting of stockholders held on October 7, 2008, two proposals were submitted to a vote of our stockholders: (1) to elect our directors; and (2) to ratify the selection of Ernst & Young LLP as our independent registered public accounting firm for fiscal year 2009. Stockholders present in person or by proxy holding shares representing 43,652,430 votes out of a total of 45,347,950 votes entitled to be voted at the meeting, which was more than the number of votes necessary to constitute a quorum. The following table sets forth the results of the voting:

Proposal	Number of Affirmative Votes	Withheld authority
1. Election of Directors
Edward J. Richardson	42,679,361	973,068
Scott Hodes	36,168,295	7,484,134
Samuel Rubinovitz	42,284,317	1,368,112
Jacques Bouyer	42,696,940	955,489
Harold L. Purkey	42,703,992	948,437
Ad Ketelaars	42,694,178	958,251
John R. Peterson	43,288,942	363,487

Proposal	For	Against	Abstain	Not Voted
2. Ratify the selection of Ernst & Young LLP	42,725,157	917,095	13,269	1,692,429

ITEM 5.	OTHER INFORMATION

Amendment to By-Laws

On January 6, 2009, our Board of Directors amended our By-Laws by adding the following Section to Article VII of the By-Laws:

SECTION 16. AMENDMENTS. — Neither any amendment nor repeal of this Article VII, nor the adoption of any provision of the Corporation’s Certificate of Incorporation inconsistent with this Article VII, shall eliminate or reduce the effect of this Article VII, in respect of any matter occurring, or any action or proceeding accruing or arising or that, but for this Article VII, would accrue or arise, prior to such amendment, repeal, or adoption of an inconsistent provision.

A copy of our Amended and Restated By-Laws is furnished as Exhibit 3.2 to this Form 10-Q.

Share Repurchase Program

On January 6, 2009, our Board of Directors approved a share repurchase program authorizing us to purchase up to $12.6 million of our outstanding common stock. Stock repurchases under this program may be made on the open market or in privately negotiated transactions, depending on factors including market conditions and other factors. The stock repurchase program does not have an expiration date and may be suspended or discontinued at any time.

Results of Operation and Financial Condition, Share Repurchase Program, and Declaration of Dividend

On January 7, 2009, we issued a press release reporting results for our second quarter ended November 29, 2008, announcing a share repurchase program, and the declaration of a cash dividend. A copy of the press release is furnished as Exhibit 99.1 to this Form 10-Q and incorporated by reference herein.

ITEM 6.	EXHIBITS

See exhibit index which is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RICHARDSON ELECTRONICS, LTD.

Date: January 8, 2009	By:	/s/ Kathleen S. Dvorak
Kathleen S. Dvorak
Chief Financial Officer
(on behalf of the Registrant and as Principal Financial Officer)

Exhibit Index

(c)	EXHIBITS

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of the Company, incorporated by reference to Appendix B to the Proxy Statement / Prospectus dated November 13, 1986, incorporated by reference to the Company’s Registration Statement on Form S-4.

3.2	Amended and Restated By-Laws of the Company.

31.1	Certification of Edward J. Richardson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed pursuant to Part I).

31.2	Certification of Kathleen S. Dvorak pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed pursuant to Part I).

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed pursuant to Part I).

99.1	Press release, dated January 7, 2009.