Form 10-Q
period 2009-02-28
RICHARDSON ELECTRONICS LTD/DE
filed 2009-04-09
CIK 355948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2009

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

As of April 6, 2009, there were outstanding 14,865,370 shares of Common Stock, $0.05 par value and 3,048,258 shares of Class B Common Stock, $0.05 par value, which are convertible into Common Stock of the registrant on a share for share basis.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Richardson Electronics, Ltd.

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

	February 28, 2009	May 31, 2008
Assets
Current assets:
Cash and cash equivalents	$32,585	$40,042
Accounts receivable, less allowance of $1,859 and $1,635	92,468	109,520
Inventories	94,420	93,858
Prepaid expenses	4,662	4,300
Deferred income taxes	1,929	2,121

Total current assets	226,064	249,841

Non-current assets:
Property, plant and equipment, net	20,008	28,635
Goodwill	1,432	1,483
Other intangible assets, net	480	758
Non-current deferred income taxes	3,493	3,875
Assets held for sale	—	105
Other non-current assets	256	1,538

Total non-current assets	25,669	36,394

Total assets	$251,733	$286,235

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$53,255	$58,860
Accrued liabilities	17,376	21,818

Total current liabilities	70,631	80,678

Non-current liabilities:
Long-term debt	52,353	55,683
Long-term income tax liabilities	4,900	6,768
Other non-current liabilities	1,437	1,676

Total non-current liabilities	58,690	64,127

Total liabilities	129,321	144,805

Commitments and contingencies	—	—

Stockholders’ equity
Common stock, $0.05 par value; issued 15,930 shares at February 28, 2009, and 15,929 shares at May 31, 2008	797	797
Class B common stock, convertible, $0.05 par value; issued 3,048 shares at February 28, 2009, and 3,048 shares at May 31, 2008	152	152
Preferred stock, $1.00 par value, no shares issued	—	—
Additional paid-in-capital	120,208	119,735
Common stock in treasury, at cost, 1,065 shares at February 28, 2009, and 1,065 shares at May 31, 2008	(6,310)	(6,310)
Retained earnings	8,283	11,098
Accumulated other comprehensive income (loss)	(718)	15,958

Total stockholders’ equity	122,412	141,430

Total liabilities and stockholders’ equity	$251,733	$286,235

Richardson Electronics, Ltd.

Unaudited Condensed Consolidated Statements of Operations

and Comprehensive Income (Loss)

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	February 28, 2009	March 1, 2008	February 28, 2009	March 1, 2008
Statements of Operations

Net sales	$110,316	$138,866	$381,814	$413,316
Cost of sales	86,590	107,625	292,191	315,637

Gross profit	23,726	31,241	89,623	97,679
Selling, general, and administrative expenses	27,686	32,029	84,089	93,312
(Gain) loss on disposal of assets	5,778	(81)	5,856	(70)

Operating income (loss)	(9,738)	(707)	(322)	4,437

Other (income) expense:
Interest expense	1,130	1,371	3,489	5,615
Investment (income) loss	33	45	(337)	(571)
Foreign exchange (gain) loss	(153)	(249)	(2,636)	1,552
Gain on retirement of long-term debt	—	—	(849)	—
Other, net	74	25	(92)	33

Total other (income) expense	1,084	1,192	(425)	6,629

Income (loss) from continuing operations before income taxes	(10,822)	(1,899)	103	(2,192)
Income tax provision	563	267	1,861	1,045

Loss from continuing operations	(11,385)	(2,166)	(1,758)	(3,237)
Income (loss) from discontinued operations, net of tax	—	(10)	—	45

Net loss	$(11,385)	$(2,176)	$(1,758)	$(3,192)

Net loss per common share – basic:
Loss from continuing operations	$(0.65)	$(0.12)	$(0.10)	$(0.18)
Income (loss) from discontinued operations	0.00	(0.00)	0.00	0.00

Net loss per common share – basic	$(0.65)	$(0.12)	$(0.10)	$(0.18)

Net loss per Class B common share – basic:
Loss from continuing operations	$(0.58)	$(0.11)	$(0.09)	$(0.17)
Income (loss) from discontinued operations	0.00	(0.00)	0.00	0.01

Net loss per Class B common share – basic	$(0.58)	$(0.11)	$(0.09)	$(0.16)

Net loss per common share – diluted:
Loss from continuing operations	$(0.65)	$(0.12)	$(0.10)	$(0.18)
Income (loss) from discontinued operations	0.00	(0.00)	0.00	0.00

Net loss per common share – diluted	$(0.65)	$(0.12)	$(0.10)	$(0.18)

Net loss per Class B common share – diluted:
Loss from continuing operations	$(0.58)	$(0.11)	$(0.09)	$(0.17)
Income (loss) from discontinued operations	0.00	(0.00)	0.00	0.01

Net loss per Class B common share – diluted	$(0.58)	$(0.11)	$(0.09)	$(0.16)

Weighted average number of shares:
Common shares - basic	14,858	14,805	14,856	14,790

Class B common shares - basic	3,048	3,048	3,048	3,048

Common shares - diluted	14,858	14,805	14,856	14,790

Class B common shares - diluted	3,048	3,048	3,048	3,048

Dividends per common share	$0.020	$0.020	$0.060	$0.100

Dividends per Class B common share	$0.018	$0.018	$0.054	$0.090

Statements of Comprehensive Income (Loss)

Net loss	$(11,385)	$(2,176)	$(1,758)	$(3,192)
Foreign currency translation	(2,213)	3,233	(16,560)	12,033
Fair value adjustments on investments	17	111	(116)	(244)

Comprehensive income (loss)	$(13,581)	$1,168	$(18,434)	$8,597

Richardson Electronics, Ltd.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended		Nine Months Ended
	February 28, 2009	March 1, 2008	February 28, 2009	March 1, 2008
Operating activities:
Net loss	$(11,385)	$(2,176)	$(1,758)	$(3,192)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	1,103	1,367	3,462	3,940
Gain on retirement of long-term debt	—	—	(849)	—
(Gain) loss on disposal of assets	5,778	(81)	5,856	(70)
Write-off of deferred financing costs	—	—	—	643
Stock compensation expense	164	176	468	523
Deferred income taxes	319	49	259	(930)
Accounts receivable	6,647	2,401	8,719	7,801
Inventories	4,177	10,115	(6,221)	8,686
Prepaid expenses	808	685	(414)	1,217
Accounts payable	(8,207)	(10,010)	(2,800)	1,681
Accrued liabilities	(1,505)	(1,745)	(3,737)	(8,590)
Other	86	(1,186)	(1,428)	(3,451)

Net cash provided by (used in) operating activities	(2,015)	(405)	1,557	8,258

Investing activities:
Capital expenditures	(389)	(301)	(887)	(4,193)
Proceeds from sale of assets	124	620	175	1,007
Contingent purchase price	165	(160)	26	(160)
(Gain) loss on sale of investments	2	121	(8)	129
Proceeds from sales of available-for-sale securities	25	188	124	345
Purchases of available-for-sale securities	(25)	(31)	(124)	(188)

Net cash provided by (used in) investing activities	(98)	437	(694)	(3,060)

Financing activities:
Proceeds from borrowings	34,400	51,800	92,300	163,200
Payments on debt	(34,400)	(41,800)	(92,300)	(218,840)
Retirement of long-term debt	—	—	(2,364)	—
Restricted cash	—	—	—	61,899
Proceeds from issuance of common stock	—	—	5	69
Cash dividends	(353)	(351)	(1,057)	(1,756)
Other	—	—	—	(95)

Net cash provided by (used in) financing activities	(353)	9,649	(3,416)	4,477

Effect of exchange rate changes on cash and cash equivalents	(429)	661	(4,904)	3,431

Increase (decrease) in cash and cash equivalents	(2,895)	10,342	(7,457)	13,106
Cash and cash equivalents at beginning of period	35,480	20,200	40,042	17,436

Cash and cash equivalents at end of period	$32,585	$30,542	$32,585	$30,542

Richardson Electronics, Ltd.

Unaudited Condensed Consolidated Statement of Stockholders’ Equity

(in thousands)

	Common	Class B Common	Par Value	Additional Paid In Capital	Common Stock in Treasury	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance May 31, 2008:	15,929	3,048	$949	$119,735	$(6,310)	$11,098	$15,958	$141,430
Net loss	—	—	—	—	—	(1,758)	—	(1,758)
Foreign currency translation	—	—	—	—	—	—	(16,560)	(16,560)
Fair value adjustments on investments	—	—	—	—	—	—	(116)	(116)

Share-based compensation:
Non-vested restricted stock	—	—	—	25	—	—	—	25
Stock options	—	—	—	443	—	—	—	443

Common stock issued	1	—	—	5	—	—	—	5

Dividends paid to:
Common ($0.060 per share)	—	—	—	—	—	(892)	—	(892)
Class B ($0.054 per share)	—	—	—	—	—	(165)	—	(165)

Balance February 28, 2009:	15,930	3,048	$949	$120,208	$(6,310)	$8,283	$(718)	$122,412

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

In the opinion of management, all adjustments necessary for a fair presentation of the results of interim periods have been made. All inter-company transactions and balances have been eliminated. The unaudited condensed consolidated financial statements presented herein include the accounts of our wholly owned subsidiaries. The results of operations and cash flows for the three and nine months ended February 28, 2009, are not necessarily indicative of the results that may be expected for the fiscal year ending May 30, 2009.

During the second quarter of fiscal 2009, we renamed our DSG business unit to Canvys. This change from DSG to Canvys signifies its evolution to a market-driven solutions group.

During the first quarter of fiscal 2009, we moved our Cathode Ray Tube (“CRT”) product line from our Canvys segment to our EDG segment. As a result of implementing a new business plan for Canvys during the third quarter of fiscal 2008, the CRT product line more closely aligned with the existing EDG business model. Prior period segment information has been restated to reflect this change.

Our fiscal quarter ends on the Saturday nearest the end of the quarter ending month. The first nine months of fiscal 2009 and 2008 each contain 39 weeks.

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

Net sales, gross profit, income tax provision (benefit), and income (loss) from discontinued operations for the three and nine months ended March 1, 2008, are presented in the following table (in thousands):

	Three Months March 1, 2008	Nine Months March 1, 2008
Net Sales	$167	$736
Gross profit	41	209
Income tax provision (benefit)	(4)	21
Income (loss), net of tax	(10)	45

The net sales, gross profit, income tax provision (benefit), and income (loss) from discontinued operations during the three and nine months ended March 1, 2008, represent the operations of our Colombia location which were included in the SSD/Burtek sale agreement with Honeywell, but were not transferred as part of the May 31, 2007, closing. During the first quarter of fiscal 2008, we mutually agreed with Honeywell that Honeywell would not purchase the SSD/Burtek Colombia business, and that we would wind down the SSD/Burtek Colombia business in exchange for a payment from Honeywell equal to a portion of the value of the SSD/

Burtek business in Colombia on May 31, 2007, including reimbursement of related employee severance expenses. We ceased operations of the SSD/Burtek business in Colombia during the third quarter of fiscal 2008. Results of the operation of the SSD/Burtek business in Colombia are included in discontinued operations in accordance with SFAS No. 144.

Assets Held for Sale:

On February 20, 2009, we sold our building in Mexico City, Mexico, for $0.1 million. We recorded an immaterial gain during the third quarter of fiscal 2009 with respect to the sale of this property.

4. ASSET DISPOSALS

During the third quarter of fiscal 2009, management made the decision to not implement various modules of enterprise resource management software that were in the development stage and were capitalized in accordance with Accounting Standards Executive Committee State of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. As a result, we recorded a loss on disposal of $5.8 million during the third quarter of fiscal 2009.

5. INVESTMENT IN MARKETABLE EQUITY SECURITIES

Our investments are primarily equity securities, all of which are classified as available-for-sale and are carried at their fair value, based on the quoted market prices. The fair value of our equity securities, which are included in other non-current assets, were $0.3 million as of February 28, 2009, and $0.4 million as of May 31, 2008. Proceeds from the sale of securities were an immaterial amount during the third quarter of fiscal 2009 and $0.2 million during the third quarter of fiscal 2008. Proceeds from the sale of securities were $0.1 million and $0.3 million during the first nine months of fiscal 2009 and 2008, respectively. During the third quarter of fiscal 2008, we retained $0.2 million of proceeds from the sale of securities. In prior periods, all proceeds from the sale of securities were reinvested. Gross realized gains on those sales were an immaterial amount during the third quarter and first nine months of fiscal 2009 and 2008. Gross realized losses on those sales were an immaterial amount during the third quarter and first nine months of fiscal 2009. Gross realized losses on those sales were $0.2 million for both the third quarter and first nine months of fiscal 2008. Net unrealized holding losses of $0.1 million during the first nine months of fiscal 2009 have been included in accumulated other comprehensive income for fiscal 2009. Net unrealized holding losses of $0.1 million and $0.4 million during the third quarter and first nine months of fiscal 2008, respectively, have been included in accumulated comprehensive income for fiscal 2008.

The following table presents the disclosure under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, for the investment in marketable equity securities with fair values less than cost basis (in thousands):

	Marketable Security Holding Length
	Less Than 12 Months		More Than 12 Months		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
February 28, 2009
Common Stock	$12	$15	$26	$16	$38	$31
May 31, 2008
Common Stock	$25	$3	$46	$5	$71	$8

6. GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill during the first nine months ended February 28, 2009, by reportable segment were as follows (in thousands):

	Goodwill
	RFPD	EDG	Canvys	Total
Balance at May 31, 2008	$551	$932	$—	$1,483
Contingent purchase price consideration	(26)	—	—	(26)
Foreign currency translation	7	(32)	—	(25)

Balance at February 28, 2009	$532	$900	$—	$1,432

Intangible assets subject to amortization were as follows (in thousands):

	Intangible Assets Subject to Amortization
	February 28, 2009		May 31, 2008
	Gross Amounts	Accumulated Amortization	Gross Amounts	Accumulated Amortization
Deferred financing costs	$1,115	$635	$2,744	$1,986
Trademarks	478	478	478	478

Total	$1,593	$1,113	$3,222	$2,464

Deferred financing costs decreased during the first nine months of fiscal 2009 due primarily to the write-off of previously capitalized deferred financing costs of $0.1 million related to the retirement of $3.3 million of the 8% convertible senior subordinated notes (“8% notes”) on November 7, 2008, and the write-off of fully amortized deferred financing costs.

Amortization expense during the three and nine month periods ended February 28, 2009, and March 1, 2008, was as follows (in thousands):

	Amortization Expense for Three Months		Amortization Expense for Nine Months
	February 28, 2009	March 1, 2008	February 28, 2009	March 1, 2008
Deferred financing costs	$48	$58	$161	$216

Total	$48	$58	$161	$216

The amortization expense associated with the intangible assets subject to amortization for the next five years is presented in the following table (in thousands):

Fiscal Year	Amortization Expense
2009	$48
2010	$190
2011	$190
2012	$52
2013	$—
Thereafter	$—

The weighted average number of years of amortization expense remaining is 2.52.

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

Changes in the warranty reserve during the first nine months of fiscal 2009 were as follows (in thousands):

Warranty Reserve
Balance at May 31, 2008	$377
Accruals for products sold	362
Utilization	(399)
Adjustment	(70)
Foreign currency translation	(17)

Balance at February 28, 2009	$253

The reserve adjustment was a result of lower sales volume of products under warranty and lower than estimated failure rates.

8. DEBT

Long-term debt for the periods ended February 28, 2009, and May 31, 2008, was as follows (in thousands):

	February 28, 2009	May 31, 2008
7 3/4% convertible senior subordinated notes, due December 2011	$44,683	$44,683
8% convertible senior subordinated notes, due June 2011	7,670	11,000
Revolving credit agreement, due July 2010	—	—

Total debt	52,353	55,683
Less: current portion	—	—

Long-term debt	$52,353	$55,683

As of February 28, 2009, we maintained $52.4 million in long-term debt in the form of two series of convertible notes. On November 7, 2008, we retired $3.3 million of the 8% notes at approximately 71% of par value, which resulted in a gain of $0.8 million, net of deferred financing costs of $0.1 million. As the revolving credit agreement allows us to retire up to $15.0 million of our outstanding notes, we did not need to obtain a waiver from our lending group to permit the retirement of $3.3 million of the 8% notes. The retirement was financed through the use of cash available as of November 7, 2008.

We entered into a revolving credit agreement on July 27, 2007, which included a Euro sub-facility of $15.0 million and a Singapore sub-facility of $5.0 million. Pursuant to an amendment to the revolving credit agreement entered into on February 29, 2008, the Euro sub-facility and Singapore sub-facility individual limits were increased to $20.0 million each; however, the total amount of the combined Euro sub-facility and Singapore sub-facility is limited to $25.0 million. The U.S. facility is reduced by the amounts drawn on the Euro sub-facility and Singapore sub-facility, maintaining a total capacity of $40.0 million on the revolving credit agreement. This revolving credit agreement expires in July 2010 and bears interest at applicable LIBOR, SIBOR, or prime rates plus a margin varying with certain quarterly borrowings under the revolving credit agreement. This revolving credit agreement is secured by a lien on our U.S. assets and also contains a financial covenant requiring us to maintain a leverage ratio of less than 2.0 to 1.0. Pursuant to an amendment to the revolving credit agreement entered into on November 29, 2007, the leverage ratio was increased to 3.0 to 1.0 for the fiscal quarters ended December 1, 2007, and March 1, 2008. The commitment fee related to the revolving credit agreement is 0.25% per annum payable quarterly on the average daily unused portion of the aggregate commitment. As of February 28, 2009, there were no amounts outstanding under the revolving credit agreement. Outstanding letters of credit were approximately $0.1 million and we also had $1.1 million reserved for usage on our commercial credit card program, leaving an unused line of $38.8 million as of February 28, 2009. Based on our loan covenants, actual available credit as of February 28, 2009, was $40.0 million.

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

Interest expense decreased to $1.1 million and $3.5 million during the three and nine month periods ended February 28, 2009, respectively, as compared with $1.4 million and $5.6 million during the three and nine months periods ended March 1, 2008, respectively. The components of interest expense from continuing operations are shown in the following table (in thousands):

	Three Months		Nine Months
	February 28, 2009	March 1, 2008	February 28, 2009	March 1, 2008
7 3/4% convertible senior subordinated notes interest expense	$866	$866	$2,597	$2,597
8% convertible senior subordinated notes interest expense	157	220	575	660
Multi-currency revolving credit agreement interest expense	—	—	—	556
Revolving credit agreement interest expense	39	210	86	885
Deferred financing costs amortization	48	58	161	216
Write-off of deferred financing costs	—	—	—	643
Other	20	17	70	58

Total interest expense	$1,130	$1,371	$3,489	$5,615

Interest expense incurred on the multi-currency revolving credit agreement (“credit agreement”) during the first nine months of fiscal 2008 was due primarily to borrowings to support working capital investments. During the first quarter of fiscal 2008, we wrote off $0.6 million of deferred financing costs due to the extinguishment of the credit agreement on July 27, 2007.

9. INCOME TAXES

The effective income tax rate for the third quarter and first nine months of fiscal 2009 was a provision of 5.2% and 1806.8%, respectively, as compared with a provision of 14.1% and 47.7% for the third quarter and first nine months of fiscal 2008, respectively. The difference between the effective tax rates as compared to the U.S. federal statutory rate of 34% primarily results from our geographical distribution of taxable income or losses and valuation allowances related to net operating losses. For the first nine months of fiscal 2009, we incurred tax expense due to an increase in valuation allowances related to an increase in net operating losses of approximately $7.0 million. We realized a tax benefit from the reduction in tax reserves of approximately $1.0 million, including interest and penalties. The tax provision for the first nine months of fiscal 2009 includes $0.6 million related to prior years income tax of one of our foreign jurisdictions.

In the normal course of business, we are subject to examination by taxing authorities throughout the world. We are no longer subject to either U.S. federal, state, or local tax examinations by tax authorities for years prior to fiscal year 2004. With few exceptions, we are no longer subject to non-U.S. income tax examinations by tax authorities for years prior to fiscal year 2002. Our primary foreign tax jurisdictions are the United Kingdom, Germany, Singapore, and the Netherlands. We have tax years open in Singapore beginning in fiscal year 2002; in the Netherlands, Germany and the U.S. beginning in fiscal year 2004; and in the United Kingdom beginning in fiscal year 2006.

As of February 28, 2009, our worldwide liability for uncertain tax positions, excluding interest and penalties, is $4.4 million as compared to $5.0 million as of May 31, 2008. We record penalties and interest relating to uncertain tax positions in the income tax expense line item within the unaudited condensed consolidated statements of operations and comprehensive income (loss). The net liability for uncertain tax positions decreased in the three months ended February 28, 2009, primarily due to closure of certain statutes of limitation.

It is reasonably possible that there will be a change in the unrecognized tax benefits, excluding interest and penalties, in the range of $0 to approximately $1.0 million due to the expiration of various statutes of limitations within the next 12 months.

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

Diluted earnings per share is calculated by dividing net income, adjusted for interest savings, net of tax, on assumed conversion of convertible debentures and notes, by the actual shares outstanding and share equivalents that would arise from the exercise of stock options, certain restricted stock awards, and the assumed conversion of convertible debentures and notes when dilutive. For third quarter and first nine months of fiscal 2009 and 2008, the assumed conversion and the effect of the interest savings of our 8% notes and 7 3/4% convertible senior subordinated notes (“7 3/4 % notes”) were excluded because their inclusion would have been anti-dilutive.

The amounts per share presented in our unaudited condensed consolidated statements of operations and comprehensive income (loss) are based on the following amounts (in thousands, except per share amounts):

	Three Months Ended
	February 28, 2009		March 1, 2008
	Basic	Diluted	Basic	Diluted
Numerator for basic and diluted EPS:
Loss from continuing operations	$(11,385)	$(11,385)	$(2,166)	$(2,166)
Less dividends:
Common stock	298	298	296	296
Class B common stock	55	55	55	55

Undistributed losses	$(11,738)	$(11,738)	$(2,517)	$(2,517)

Common stock undistributed losses	$(9,909)	$(9,909)	$(2,124)	$(2,124)
Class B common stock undistributed losses	(1,829)	(1,829)	(393)	(393)

Total undistributed losses	$(11,738)	$(11,738)	$(2,517)	$(2,517)

Loss from discontinued operations	$—	$—	$(10)	$(10)
Less dividends:
Common stock	298	298	296	296
Class B common stock	55	55	55	55

Undistributed losses	$(353)	$(353)	$(361)	$(361)

Common stock undistributed losses	$(298)	$(298)	$(305)	$(305)
Class B common stock undistributed losses	(55)	(55)	(56)	(56)

Total undistributed losses	$(353)	$(353)	$(361)	$(361)

Net loss	$(11,385)	$(11,385)	$(2,176)	$(2,176)
Less dividends:
Common stock	298	298	296	296
Class B common stock	55	55	55	55

Undistributed losses	$(11,738)	$(11,738)	$(2,527)	$(2,527)

Common stock undistributed losses	$(9,909)	$(9,909)	$(2,132)	$(2,132)
Class B common stock undistributed losses	(1,829)	(1,829)	(395)	(395)

Total undistributed losses	$(11,738)	$(11,738)	$(2,527)	$(2,527)

Denominator for basic and diluted EPS:
Denominator for basic EPS:
Common stock weighted average shares	14,858	14,858	14,805	14,805

Class B common stock weighted average shares, and shares under if-converted method for diluted earnings per share	3,048	3,048	3,048	3,048

Effect of dilutive securities
Unvested restricted stock awards		—		—
Dilutive stock options		—		—
Conversion of 8% notes		—		—
Conversion of 7 3/4% notes		—		—

Denominator for diluted EPS adjusted for weighted average shares and assumed conversions		17,906		17,853

Loss from continuing operations per share:
Common stock	$(0.65)	$(0.65)	$(0.12)	$(0.12)

Class B common stock	$(0.58)	$(0.58)	$(0.11)	$(0.11)

Loss from discontinued operations per share:
Common stock	$0.00	$0.00	$(0.00)	$(0.00)

Class B common stock	$0.00	$0.00	$(0.00)	$(0.00)

Net loss per share:
Common stock	$(0.65)	$(0.65)	$(0.12)	$(0.12)

Class B common stock	$(0.58)	$(0.58)	$(0.11)	$(0.11)

Note: Common stock options that were anti-dilutive and not included in dilutive earnings per common share for the third quarter of fiscal 2009 and fiscal 2008 were 1,784,623 and 1,727,589, respectively.

	Nine Months Ended
	February 28, 2009		March 1, 2008
	Basic	Diluted (1)	Basic	Diluted
Numerator for basic and diluted EPS:
Loss from continuing operations	$(1,758)	$(1,758)	$(3,237)	$(3,237)
Less dividends:
Common stock	892	892	1,481	1,481
Class B common stock	165	165	275	275

Undistributed losses	$(2,815)	$(2,815)	$(4,993)	$(4,993)

Common stock undistributed losses	$(2,376)	$(2,376)	$(4,212)	$(4,212)
Class B common stock undistributed losses	(439)	(439)	(781)	(781)

Total undistributed losses	$(2,815)	$(2,815)	$(4,993)	$(4,993)

Income from discontinued operations	$—	$—	$45	$45
Less dividends:
Common stock	892	892	1,481	1,481
Class B common stock	165	165	275	275

Undistributed losses	$(1,057)	$(1,057)	$(1,711)	$(1,711)

Common stock undistributed losses	$(892)	$(892)	$(1,443)	$(1,443)
Class B common stock undistributed losses	(165)	(165)	(268)	(268)

Total undistributed losses	$(1,057)	$(1,057)	$(1,711)	$(1,711)

Net loss	$(1,758)	$(1,758)	$(3,192)	$(3,192)
Less dividends:
Common stock	892	892	1,481	1,481
Class B common stock	165	165	275	275

Undistributed losses	$(2,815)	$(2,815)	$(4,948)	$(4,948)

Common stock undistributed losses	$(2,376)	$(2,376)	$(4,174)	$(4,174)
Class B common stock undistributed losses	(439)	(439)	(774)	(774)

Total undistributed losses	$(2,815)	$(2,815)	$(4,948)	$(4,948)

Denominator for basic and diluted EPS:
Denominator for basic EPS:
Common stock weighted average shares	14,856	14,856	14,790	14,790

Class B common stock weighted average shares, and shares under if-converted method for diluted earnings per share	3,048	3,048	3,048	3,048

Effect of dilutive securities
Unvested restricted stock awards		—		—
Dilutive stock options		—		—
Conversion of 8% notes		—		—
Conversion of 7 3/4% notes		—		—

Denominator for diluted EPS adjusted for weighted average shares and assumed conversions		17,904		17,838

Loss from continuing operations per share:
Common stock	$(0.10)	$(0.10)	$(0.18)	$(0.18)

Class B common stock	$(0.09)	$(0.09)	$(0.17)	$(0.17)

Income from discontinued operations per share:
Common stock	$0.00	$0.00	$0.00	$0.00

Class B common stock	$0.00	$0.00	$0.01	$0.01

Net loss per share:
Common stock	$(0.10)	$(0.10)	$(0.18)	$(0.18)

Class B common stock	$(0.09)	$(0.09)	$(0.16)	$(0.16)

Note: Common stock options that were anti-dilutive and not included in dilutive earnings per common share for the first nine months of fiscal 2009 and fiscal 2008 were 1,784,623 and 1,727,589, respectively.

11. SHARE BASED COMPENSATION

During the first quarter of fiscal 2007, we adopted SFAS No. 123 (Revised 2004), Share-Based Payment, which requires the measurement and recognition of compensation cost at fair value for all share-based payments, including stock options. We estimate fair value using the Black-Scholes option-pricing model, which requires assumptions such as expected volatility, risk-free interest rate, expected life, and dividends. Compensation cost is recognized using a graded-vesting schedule over the applicable vesting period or the date on which retirement eligibility is achieved, if shorter (non-substantive vesting period approach). Share-based compensation totaled $0.2 million and $0.4 million during the third quarter and first nine months of fiscal 2009, respectively, and $0.2 million and $0.5 million during the third quarter and first nine months of 2008, respectively.

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

Each segment is directed by a Vice President and General Manager who reports to the Chief Executive Officer (“CEO”) or the Executive Vice President of Business Development. The CEO evaluates performance and allocates resources, in part, based on the direct operating contribution of each segment. Direct operating contribution is defined as gross profit less direct selling, general, and administrative expenses.

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

Operating results and assets by segment are summarized in the following table (in thousands):

	Net Sales	Gross Profit (1)	Direct Operating Contribution (Loss)	Assets (2)
Third Quarter Fiscal 2009
RFPD	$80,565	$17,786	$7,856	$124,542
EDG	17,993	5,383	2,028	44,226
Canvys	11,743	636	(2,669)	15,251

Total	$110,301	$23,805	$7,215	$184,019

Third Quarter Fiscal 2008
RFPD	$93,415	$20,990	$10,449	$129,517
EDG	25,915	8,375	4,603	48,590
Canvys	18,506	2,316	(1,766)	38,007

Total	$137,836	$31,681	$13,286	$216,114

Nine Months Fiscal 2009
RFPD	$270,882	$59,955	$29,153	$124,542
EDG	65,254	20,823	10,451	44,226
Canvys	45,676	9,122	(1,438)	15,251

Total	$381,812	$89,900	$38,166	$184,019

Nine Months Fiscal 2008
RFPD	$273,207	$62,457	$30,812	$129,517
EDG	80,765	26,077	14,882	48,590
Canvys	55,880	10,028	(2,778)	38,007

Total	$409,852	$98,562	$42,916	$216,114

(1)	Included in gross profit and direct operating contribution (loss) during the third quarter and first nine months of fiscal 2009 are inventory write-downs of $0.2 million in EDG and $1.8 million in Canvys. Included in gross profit and direct operating contribution (loss) during the third quarter and first nine months of fiscal 2008 are inventory write-downs of $0.9 million in RFPD and $1.9 million in Canvys.
(2)	Accounts receivable, inventory, and goodwill are identified by segment. Cash, net property plant and equipment, and other assets are not identifiable by segment.

A reconciliation of net sales, gross profit, operating income, and assets to the relevant consolidated amounts is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	February 28, 2009	March 1, 2008	February 28, 2009	March 1, 2008
Segment net sales	$110,301	$137,836	$381,812	$409,852
Corporate	15	1,030	2	3,464

Net sales	$110,316	$138,866	$381,814	$413,316

Segment gross profit (1)	$23,805	$31,681	$89,900	$98,562
Manufacturing variances and other costs	(79)	(440)	(277)	(883)

Gross profit	$23,726	$31,241	$89,623	$97,679

Segment direct operating contribution	$7,215	$13,286	$38,166	$42,916
Manufacturing variances and other costs	(79)	(440)	(277)	(883)
Administrative expenses (2) (3)	(11,096)	(13,634)	(32,355)	(37,666)
Gain (loss) on disposal of assets (4)	(5,778)	81	(5,856)	70

Operating income (loss)	$(9,738)	$(707)	$(322)	$4,437

	February 28, 2009	May 31, 2008
Segment assets	$184,019	$199,634
Cash and cash equivalents	32,585	40,042
Other current assets (5)	10,892	11,648
Net property	20,008	28,635
Other assets (6)	4,229	6,276

Total assets	$251,733	$286,235

(1)	Included in gross profit during the third quarter and first nine months of fiscal 2009 are inventory write-downs of $0.2 million in EDG and $1.8 million in Canvys. Included in gross profit during the third quarter and first nine months of fiscal 2008 are inventory write-downs of $0.9 million in RFPD and $1.9 million in Canvys.
(2)	Included in administrative expenses for the third quarter and first nine months of fiscal 2009 is the write-off of $0.7 million of a long-term note receivable.
(3)	Included in administrative expenses for the third quarter and first nine months of fiscal 2008 is severance expense of $1.3 million and $2.1 million, respectively, primarily relating to the refocusing of Canvys.
(4)	Included in (gain) loss on disposal of assets is a loss on disposal for $5.8 million during the third quarter and first nine months of fiscal 2009, related to the disposal of various modules of enterprise resource management software. See Note 4 “Asset Disposals” of our unaudited condensed consolidated financial statements for additional discussion on disposal of assets.
(5)	Other current assets include miscellaneous receivables, manufacturing inventories, prepaid expenses, and current deferred income taxes.
(6)	Other assets include investments, assets held for sale, non-current deferred income taxes, and other assets.

Geographic net sales information is primarily grouped by customer destination into five areas: North America; Asia/Pacific; Europe; Latin America; and Corporate. Europe includes sales to the Middle East and Africa. Net sales to Mexico are included as part of Latin America.

Net sales and gross profit by geographic region are summarized in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	February 28, 2009	March 1, 2008	February 28, FY 2009	March 1, FY 2008
Net Sales
North America	$37,949	$55,193	$136,218	$167,033
Asia/Pacific	40,936	40,536	133,705	121,829
Europe	28,511	38,034	98,973	109,951
Latin America	2,958	4,037	11,787	12,571
Corporate	(38)	1,066	1,131	1,932

Total	$110,316	$138,866	$381,814	$413,316

Gross Profit
North America	$7,121	$14,326	$32,198	$43,913
Asia/Pacific	9,988	9,563	30,675	28,462
Europe	7,278	9,983	25,734	28,620
Latin America	931	1,219	3,762	3,781
Corporate	(1,592)	(3,850)	(2,746)	(7,097)

Total	$23,726	$31,241	$89,623	$97,679

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

As of February 28, 2009, we held investments that are required to be measured at fair value on a recurring basis. Our investments (available-for-sale) primarily consist of equity securities of publicly traded companies for which market prices are readily available.

Investments measured at fair value on a recurring basis subject to the disclosure requirements of SFAS No. 157 as of February 28, 2009, were as follows (in thousands):

	Level 1	Level 2	Level 3
Equity securities	$256	$—	$—

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

14. RECENT ACCOUNTING PRONOUNCEMENTS

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 expands the disclosure requirements for derivative instruments and hedging activities. This statement specifically requires entities to provide enhanced disclosures addressing the following: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. We adopted SFAS 161 during the third quarter of fiscal year 2009. The adoption of SFAS 161 had no impact on our consolidated financial statements.

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

In December 2008, the FASB issued FSP FAS No. 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP FAS 132(R)-1”), which requires additional disclosures for employers’ pension and other postretirement benefit plan assets. As pension and other postretirement benefit plan assets were not included within the scope of SFAS No. 157, FSP FAS 132(R)-1 requires employers to disclose information about fair value measurements of plan assets similar to the disclosures required under SFAS No. 157, the investment policies and strategies for the major categories of plan assets, and significant concentrations of risk within plan assets. FSP FAS 132(R)-1 will become effective for our fiscal year 2010. As FSP FAS 132(R)-1 provides only disclosure requirements, the adoption of this standard will not have a material impact on our financial statements.

15. STOCK REPURCHASE PROGRAM

On January 6, 2009, our Board of Directors approved a share repurchase program authorizing us to purchase up to $12.6 million of our outstanding common stock. Stock repurchases under this program may be made on the open market or in privately negotiated transactions, depending on factors including market conditions and other factors. During the third quarter of fiscal 2009, we did not repurchase any shares of our common stock under the share repurchase program. The stock repurchase program does not have an expiration date and may be suspended or discontinued at any time.

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

•

Results of Continuing Operations – an analysis and comparison of our consolidated results of operations for the three and nine month periods ended February 28, 2009, and March 1, 2008, as reflected in our unaudited condensed consolidated statements of operations and comprehensive income (loss).

•

Liquidity, Financial Position, and Capital Resources – a discussion of our primary sources and uses of cash for the nine month period ended February 28, 2009, and March 1, 2008, and a discussion of selected changes in our financial position.

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

RESULTS OF CONTINUING OPERATIONS

Overview – Three Months Ended February 28, 2009

•	Net sales for the third quarter of fiscal 2009 were $110.3 million, down 20.6%, compared to net sales of $138.9 million during the third quarter of last year.

•

Gross margin as a percent of net sales decreased to 21.5% during the third quarter of fiscal 2009, compared to 22.5% during the third quarter of last year. The gross margin percent of 21.5% includes $2.0 million of additional inventory reserves recorded during the third quarter.

•

SG&A expenses decreased to $27.7 million during the third quarter of fiscal 2009, including $1.2 million of severance expense and $0.7 million of expense related to the write-off of a note receivable, compared to $32.0 million during the third quarter of last year.

•	Operating loss during the third quarter of fiscal 2009 was $9.7 million, compared to an operating loss of $0.7 million during the third quarter of last year.

•	Net loss during the third quarter of fiscal 2009 was $11.4 million versus a net loss of $2.2 million during the third quarter of last year.

Overview – Nine Months Ended February 28, 2009

•	Net sales for the first nine months of fiscal 2009 were $381.8 million, down 7.6%, compared to net sales of $413.3 million during the first nine months of last year.

•	Gross margin as a percent of net sales decreased slightly to 23.5% during the first nine months of fiscal 2009, compared to 23.6% during the first nine months of last year.

•	SG&A decreased to $84.1 million during the first nine months of fiscal 2009, compared to $93.3 million during the first nine months of last year.

•	Operating loss during the first nine months of fiscal 2009 was $0.3 million, compared to operating income of $4.4 million during the first nine months of last year.

•	Net loss during the first nine months of fiscal 2009 was $1.8 million, compared to a net loss of $3.2 million during the first nine months of last year.

Net Sales and Gross Profit Analysis

During the third quarter and first nine months of fiscal 2009, consolidated net sales decreased 20.6% and 7.6%, respectively, as all three segments experienced a decline compared to prior year.

Net sales by segment and percent change during the third quarter and first nine months of fiscal 2009 and 2008 were as follows (in thousands):

Net Sales
	FY 2009	FY 2008	% Change
Third Quarter
RFPD	$80,565	$93,415	(13.8)%
EDG	17,993	25,915	(30.6)%
Canvys	11,743	18,506	(36.5)%
Corporate	15	1,030

Total	$110,316	$138,866	(20.6)%

Nine Months
RFPD	$270,882	$273,207	(0.9)%
EDG	65,254	80,765	(19.2)%
Canvys	45,676	55,880	(18.3)%
Corporate	2	3,464

Total	$381,814	$413,316	(7.6)%

Consolidated gross profit decreased during both the third quarter and first nine months of fiscal 2009 as compared to the third quarter and first nine months of fiscal 2008. Consolidated gross margin as a percentage of net sales declined to 21.5% and 23.5% during the third quarter and first nine months of fiscal 2009, respectively, as compared to 22.5% and 23.6% during the third quarter and first nine months of fiscal 2008, respectively, due primarily to sales within our higher-margin businesses, specifically EDG and Canvys, declining at a faster rate than sales for RFPD. We incurred inventory write-downs of $2.0 million and $2.8 million during the third quarter of fiscal 2009 and 2008, respectively. EDG and Canvys incurred inventory write-downs of $0.2 million and $1.8 million, respectively, during the third quarter of fiscal 2009, due primarily to exiting certain markets and product lines, low-margin customers, and the analog to digital broadcast conversion. RFPD and Canvys incurred inventory write-downs of $0.9 million and $1.9 million, respectively, during the third quarter of fiscal 2008, due primarily to the exiting of certain geographic markets and low-margin customers.

Gross profit reflects the distribution and manufacturing product margin less manufacturing variances, inventory obsolescence charges, customer returns, scrap and cycle count adjustments, engineering costs, and other provisions. Corporate gross profit includes certain freight costs and other miscellaneous charges.

Gross profit by segment and percent of segment net sales during the third quarter and first nine months of fiscal 2009 and 2008 were as follows (in thousands):

Gross Profit	FY 2009	% of Net Sales	FY 2008	% of Net Sales
Third Quarter
RFPD	$17,786	22.1%	$20,990	22.5%
EDG	5,383	29.9%	8,375	32.3%
Canvys	636	5.4%	2,316	12.5%
Corporate	(79)		(440)

Total	$23,726	21.5%	$31,241	22.5%

Nine Months
RFPD	$59,955	22.1%	$62,457	22.9%
EDG	20,823	31.9%	26,077	32.3%
Canvys	9,122	20.0%	10,028	17.9%
Corporate	(277)		(883)

Total	$89,623	23.5%	$97,679	23.6%

RF, Wireless & Power Division

RFPD net sales decreased 13.8% and 0.9% to $80.6 million and $270.9 million during the third quarter and first nine months of fiscal 2009, respectively, from $93.4 million and $273.2 million during the third quarter and first nine months of fiscal 2008, respectively. The decline in net sales, which was the result of the weakened economic conditions, included declines in both the net sales of our network access and passive/interconnect products, partially offset by an increase in infrastructure products. Infrastructure net sales increased 1.2% and 9.4% to $24.9 million and $77.0 million during the third quarter and first nine months of fiscal 2009, respectively, from $24.6 million and $70.4 million during the third quarter and first nine months of fiscal 2008, respectively. The net sales growth for infrastructure products was in Asia/Pacific, which was due primarily to the reorganization of the mobile telecom industry in China, which included the deployment of the next infrastructure build-out of the Time Division-Synchronous Code Division Multiple Access (“TD-SCDMA”). Gross margin as a percent of net sales decline to 22.1% during both the third quarter and first nine months of fiscal 2009 from 22.5% and 22.9% during the third quarter and first nine months of fiscal 2008, respectively. The decline in gross margin as a percent of net sales was due primarily to the lower margins generated from the TD-SCDMA project in China. During the third quarter of fiscal 2008, RFPD incurred inventory write-downs of $0.9 million.

Electron Device Group

EDG net sales decreased 30.6% and 19.2% to $18.0 million and $65.3 million during the third quarter and first nine months of fiscal 2009, respectively, from $25.9 million and $80.8 million during the third quarter and first nine months of fiscal 2008, respectively, due primarily to a decline in semiconductor fabrication equipment products. The semiconductor fabrication equipment industry has experienced an overall decline during the past couple of years, in addition to the weakening global economy. In terms of geographic regions, North America experienced a decline in tube sales, during both the third quarter and first nine months of fiscal 2009, primarily due to the conversion from analog to digital television which is scheduled to take place in June 2009. Gross margin as a percent of net sales decreased to 29.9% and 31.9% during the third quarter and first nine months of fiscal 2009, respectively, as compared to 32.3% during both the third quarter and first nine months of fiscal 2008. The decline in gross margin as a percentage of net sales for both periods was due primarily to $0.2 million of inventory write-downs during the third quarter of fiscal 2009 related to the broadcast conversion from analog to digital and higher levels of unabsorbed manufacturing costs.

Canvys

Canvys net sales decreased 36.5% and 18.3% to $11.7 million and $45.7 million during the third quarter and first nine month of fiscal 2009, respectively, from $18.5 million and $55.9 million during the third quarter and first nine months of fiscal 2008, respectively, due primarily to a decline in medical imaging and digital signage products. The decline of both product lines was due primarily to lower capital investments as a result of the weakening global economy. During the third quarter of fiscal 2008, Canvys implemented a new business plan, part of which included exiting unprofitable market segments and the distribution of low margin business, and realigning sales and marketing operations for better utilization. Gross margin declined to 5.4% during the third quarter of fiscal 2009 from 12.5% during the third quarter of fiscal 2008, due primarily to inventory write-downs. The inventory write-downs of $1.8 million (15.4% of net sales) during the third quarter of fiscal 2009 had a larger impact on our gross margin percentage as compared to the inventory write-downs of $1.9 million (10.3% of net sales) during the third quarter of fiscal 2008, due primarily to the 36.5% decline in net sales. Gross margin increased to 20.0% during the first nine months of fiscal 2009 from 17.9% during the first nine months of fiscal 2008, which was due primarily to shifts in customer and geographic mix.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses (“SG&A”) decreased during the third quarter and first nine months of fiscal 2009 to $27.7 million and $84.1 million, respectively, from $32.0 million and $93.3 million during the third quarter and first nine months of fiscal 2008, respectively. The decrease in SG&A expense during the third quarter and first nine months of fiscal 2009 was due primarily to a decline in consulting, employee-related (including severance), travel, and facility expenses, partially offset by an increase in bad debt expense and the write-off of a note receivable. SG&A as a percent of net sales increased to 25.1% of net sales during the third quarter of fiscal 2009, as compared with 23.1% during the third quarter of fiscal 2008, which was due primarily to the 20.6% decline in net sales during the third quarter. SG&A as a percentage of net sales decreased to 22.0% during the first nine months of fiscal 2009, as compared with 22.6% of net sales during the first nine months of fiscal 2008.

(Gain) Loss on disposal of assets

(Gain) loss on disposal of assets was a loss of $5.8 million and $5.9 million during the third quarter and first nine months of fiscal 2009, respectively, as compared to a gain of $0.1 million during both the third quarter and first nine months of fiscal 2008. See Note 4 “Asset Disposals” of our unaudited condensed consolidated financial statements for additional discussion on disposal of assets.

Other (Income) Expense

Other (income) expense was an expense of $1.1 million during the third quarter of fiscal 2009 as compared to an expense of $1.2 million during the third quarter of fiscal 2008. Other (income) expense was $0.4 million of income during the first nine months of fiscal 2009 as compared to an expense of $6.6 million the first nine months of fiscal 2008, respectively. The change to income from expense during the first nine months of fiscal 2009 was due primarily to favorable changes in foreign currency exchange rates, a gain related to the retirement of a portion of our long-term debt, and a decrease in interest expense. Other (income) expense included a foreign exchange gain of $2.6 million during the first nine months of fiscal 2009 as compared to a foreign exchange loss of $1.6 million during the first nine months of fiscal 2008. The first nine months of fiscal 2009 included a gain of $0.8 million related to the retirement of $3.3 million of our 8% notes. See Note 8 “Debt” of our unaudited condensed consolidated financial statements for additional discussion on the retirement. Interest expense decreased to $1.1 million and $3.5 million during the third quarter and first nine months of fiscal 2009, respectively, as compared to $1.4 million and $5.6 million during the third quarter and first nine months of fiscal 2008, respectively. See Note 8 “Debt” of our unaudited condensed consolidated financial statements for additional discussion on interest expense.

Income Tax Provision

The effective income tax rate for the third quarter and first nine months of fiscal 2009 was a provision of 5.2% and 1806.8%, respectively, as compared with a provision of 14.1% and 47.7% for the third quarter and first nine months of fiscal 2008, respectively. The difference between the effective tax rates as compared to the U.S. federal statutory rate of 34% primarily results from our geographical distribution of taxable income or losses and valuation allowances related to net operating losses. For the first nine months of fiscal 2009, we incurred tax expense due to an increase in valuation allowances related to an increase in net operating losses of approximately $7.0 million. We realized a tax benefit from the reduction in tax reserves of approximately $1.0 million, including interest and penalties. The tax provision for the first nine months of fiscal 2009 includes $0.6 million related to prior years income tax of one of our foreign jurisdictions.

In the normal course of business, we are subject to examination by taxing authorities throughout the world. We are no longer subject to either U.S. federal, state, or local tax examinations by tax authorities for years prior to fiscal year 2004. With few exceptions, we are no longer subject to non-U.S. income tax examinations by tax authorities for years prior to fiscal year 2002. Our primary foreign tax jurisdictions are the United Kingdom, Germany, Singapore, and the Netherlands. We have tax years open in Singapore beginning in fiscal year 2002; in the Netherlands, Germany and the U.S. beginning in fiscal year 2004; and in the United Kingdom beginning in fiscal year 2006.

As of February 28, 2009, our worldwide liability for uncertain tax positions, excluding interest and penalties, is $4.4 million as compared to $5.0 million as of May 31, 2008. We record penalties and interest relating to uncertain tax positions in the income tax expense line item within the unaudited condensed consolidated statements of operations and comprehensive income (loss). The net liability for uncertain tax positions decreased in the three months ended February 28, 2009, primarily due to closure of certain statutes of limitation.

It is reasonably possible that there will be a change in the unrecognized tax benefits, excluding interest and penalties, in the range of $0 to approximately $1.0 million due to the expiration of various statutes of limitations within the next 12 months.

Net Income (Loss) and Per Share Data

Net loss during the third quarter of fiscal 2009 was $11.4 million, or $0.65 per diluted common share and $0.58 per Class B diluted common share as compared to a net loss of $2.2 million during the third quarter of fiscal 2008, or $0.12 per diluted common share and $0.11 per Class B diluted common share. Net loss during the first nine months of fiscal 2009 was $1.8 million, or $0.10 per diluted common share and $0.09 per Class B diluted common share as compared with a net loss of $3.2 million during the first nine months of fiscal 2008, or $0.18 per diluted common share and $0.16 per Class B diluted common share.

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

Cash and cash equivalents were $32.6 million as of February 28, 2009, as compared to $40.0 million as of May 31, 2008.

Cash Flows from Operating Activities

Cash provided by operating activities during the first nine months of fiscal 2009 was $1.6 million, due primarily to lower accounts receivable, partially offset by higher inventory balances, lower accounts payable and lower accrued liability balances. The decline in accounts receivable balances of $8.7 million, excluding the impact of foreign currency exchange of $8.2 million, during the first nine months of fiscal 2009 was due primarily to a decline in sales volume. The increase in inventory balances of $6.2 million, excluding the impact of foreign currency exchange of $5.0 million, during the first nine months of fiscal 2009 was due primarily to inventory purchased during the first half of the fiscal year for anticipated future sales growth, partially offset by write-downs of $2.0 million. The decrease in accounts payable balances of $2.8 million, excluding the impact of foreign currency exchange of $2.1 million, during the first nine months of fiscal 2009 was due primarily to a reduction in inventory purchased during the third quarter of fiscal 2009. The decline in accrued liability balances of $3.7 million, excluding the impact of foreign currency exchange of $0.8 million, during the first nine months of fiscal 2009 was due primarily to the timing and payment of accrued payroll.

Cash provided by operating activities during the first nine months of fiscal 2008 was $8.3 million, due primarily to lower inventory, lower accounts receivable, and higher accounts payable balances, partially offset by lower accrued liability balances. The decline in inventory balances of $8.7 million, excluding the impact of foreign currency exchange of $5.8 million, during the first nine months of fiscal 2008 was due primarily to the implementation of stricter purchasing discipline and write-downs of $2.8 million. The decline in accounts receivable balances of $7.8 million, excluding the impact of foreign currency exchange of $5.9 million, during the first nine months of fiscal 2008 was due primarily to improved cash collections. The increase in accounts payable balances of $1.7 million, excluding the impact of foreign currency exchange of $1.5 million, during the first nine months of fiscal 2008 was due primarily to negotiating payment terms with many of our vendors. The decline in accrued liabilities balances of $5.9 million, excluding the impact of foreign exchange of $0.3 million, during the first nine months of fiscal 2008 was due primarily to the timing of payments of interest on long-term debt.

Cash Flows from Investing Activities

Net cash used by investing activities was $0.7 million during the first nine months of fiscal 2009, due primarily to capital expenditures of $0.9 million and partially offset by proceeds from the sales of assets of $0.2 million.

Net cash used in investing activities was $3.1 million during the first nine months of fiscal 2008, due primarily to capital expenditures of $4.2 million for information technology projects and building improvements, partially offset by proceeds from the sale of assets of $1.0 million.

Cash Flows from Financing Activities

Net cash used in financing activities of $3.4 million during the first nine months of fiscal 2009 and net cash provided by financing activities of $4.5 million during the first nine months of fiscal 2008, are summarized in the following table (in thousands):

	Nine Months Ended
	February 28, 2009	March 1, 2008
Net debt borrowings on revolving credit agreement	$—	$10,000
Net debt payments on multi-currency revolving credit agreement (“credit agreement”)	—	(65,711)
Retirement of long-term debt	(2,364)	—
Use of restricted cash to pay down credit agreement	—	61,899
Cash dividends paid	(1,057)	(1,756)
Other	5	45

Cash provided by (used in) financing activities	$(3,416)	$4,477

As of February 28, 2009 we maintained $52.4 million in long-term debt in the form of two series of convertible notes. On November 7, 2008, we retired $3.3 million of the 8% notes at approximately 71% of par value, which resulted in a gain of $0.8 million, net of deferred financing costs of $0.1 million. As the revolving credit agreement allows us to retire up to $15.0 million of our outstanding notes, we did not need to obtain a waiver from our lending group to permit the retirement of $3.3 million of the 8% notes. The retirement was financed through the use of cash available as of November 7, 2008.

We entered into a revolving credit agreement on July 27, 2007, which included a Euro sub-facility of $15.0 million and a Singapore sub-facility of $5.0 million. Pursuant to an amendment to the revolving credit agreement entered into on February 29, 2008, the Euro sub-facility and Singapore sub-facility individual limits were increased to $20.0 million each; however, the total amount of the combined Euro sub-facility and Singapore sub-facility is limited to $25.0 million. The U.S. facility is reduced by the amounts drawn on the Euro sub-facility and Singapore sub-facility, maintaining a total capacity of $40.0 million on the revolving credit agreement. This revolving credit agreement expires in July 2010 and bears interest at applicable LIBOR, SIBOR, or prime rates plus a margin varying with certain quarterly borrowings under the revolving credit agreement. This revolving credit agreement is secured by a lien on our U.S. assets and also contains a financial covenant requiring us to maintain a leverage ratio of less than 2.0 to 1.0. Pursuant to an amendment to the revolving credit agreement entered into on November 29, 2007, the leverage ratio was increased to 3.0 to 1.0 for the fiscal quarters ended December 1, 2007, and March 1, 2008. The commitment fee related to the revolving credit agreement is 0.25% per annum payable quarterly on the average daily unused portion of the aggregate commitment. As of February 28, 2009, there were no amounts outstanding under the revolving credit agreement. Outstanding letters of credit were approximately $0.1 million and we also had $1.1 million reserved for usage on our commercial credit card program, leaving an unused line of $38.8 million as of February 28, 2009. Based on our loan covenants, actual available credit as of February 28, 2009, was $40.0 million.

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

Risk Management and Market Sensitive Financial Instruments

Certain operations, assets, and liabilities of ours are denominated in foreign currencies subjecting us to foreign currency exchange risk. In addition, some of our debt financing varies with market rates exposing us to the market risk from changes in interest rates. In order to provide the user of these financial statements guidance regarding the magnitude of these risks, the Securities and Exchange Commission requires us to provide certain quantitative disclosures based upon hypothetical assumptions. Specifically, these disclosures require the calculation of the effect of a 10% increase in market interest rates and an unfavorable 10% change in the U.S. dollar against foreign currencies on the reported net earnings and financial position. We believe that there were no material changes in our market risk since our fiscal year ended May 31, 2008. For an additional description of our market risk, see “Item 7A – Quantitative and Qualitative Disclosures about Market Risk – Risk Management and Market Sensitive Financial Instruments” in our Annual Report on Form 10-K for the fiscal year ended May 31, 2008.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of February 28, 2009. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

(b)	Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the third quarter of fiscal 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended May 31, 2008, which could materially affect our business, financial condition or future results. There have been no material changes in the risk factors from those described in our Annual Report, except as set forth below:

Current worldwide economic conditions may adversely affect our business, operating results and financial condition.

As widely reported, global financial markets have been experiencing extreme disruptions in recent months, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. There can be no assurance that there will not be further deterioration in the global financial markets and decreased consumer confidence in economic conditions. We are unable to predict the likely duration and severity of the current disruptions in the financial markets and the adverse global economic conditions, and if the current uncertainty continues or economic conditions further deteriorate, our business, operating results and financial condition could be materially and adversely affected.

ITEM 5.	OTHER INFORMATION

Results of Operation and Financial Condition and Declaration of Dividend

On April 8, 2009, we issued a press release reporting results for our third quarter ended February 28, 2009, and the declaration of a cash dividend. A copy of the press release is furnished as Exhibit 99.1 to this Form 10-Q and incorporated by reference herein.

ITEM 6.	EXHIBITS

See exhibit index which is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RICHARDSON ELECTRONICS, LTD.

Date: April 9, 2009	By:	/s/ Kathleen S. Dvorak
Kathleen S. Dvorak
Chief Financial Officer

(on behalf of the Registrant and as Principal Financial Officer)

Exhibit Index

(c)	EXHIBITS

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of the Company, incorporated by reference to Appendix B to the Proxy Statement / Prospectus dated November 13, 1986, incorporated by reference to the Company’s Registration Statement on Form S-4.

3.2	Amended and Restated By-Laws of the Company, incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 29, 2008.

10.1	Richardson Electronics, Ltd. Employee Stock Ownership Plan, amended and restated effective June 1, 2002.

31.1	Certification of Edward J. Richardson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed pursuant to Part I).

31.2	Certification of Kathleen S. Dvorak pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed pursuant to Part I).

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed pursuant to Part I).

99.1	Press release, dated April 8, 2009.