Form 10-K
period 2009-05-30
RICHARDSON ELECTRONICS LTD/DE
filed 2009-07-23
CIK 355948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	FOR ANNUAL REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of November 29, 2008, was approximately $44.2 million.

As of July 20, 2009, there were outstanding 14,866,774 shares of Common Stock, $.05 par value and 3,048,258 shares of Class B Common Stock, $.05 par value, which are convertible into Common Stock of the registrant on a one-for-one basis.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders scheduled to be held October 13, 2009, which will be filed pursuant to Regulation 14A, are incorporated by reference in Part III of this report. Except as specifically incorporated herein by reference, the above mentioned Proxy Statement is not deemed filed as part of this report.

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

PART I

ITEM 1. Business

General

Richardson Electronics, Ltd. (“we”, “us”, and “our”) was originally incorporated in the state of Illinois in 1947 and is currently incorporated in the state of Delaware. We are a global provider of engineered solutions and a global distributor of electronic components to the radio frequency (“RF”), wireless and power conversion, electron device, and display systems markets with total sales in fiscal 2009 of $496.4 million. Utilizing our core engineering and manufacturing capabilities, our strategy is to provide specialized technical expertise and value-add, or “engineered solutions.” We provide solutions and add value through design-in support, systems integration, prototype design and manufacturing, testing, and logistics for end products of our customers. Design-in support includes component modifications or the identification of lower-cost product alternatives or complementary products.

Our fiscal year 2009 began on June 1, 2008, and ended on May 30, 2009. Unless otherwise noted, all references in this document to a particular year shall mean our fiscal year.

Our products include primarily RF and microwave components, power semiconductors, electron tubes, microwave generators, and data display monitors. These products are used to control, switch or amplify electrical power signals, or are used as display devices in a variety of industrial, commercial, and communication applications.

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

During the second quarter of fiscal 2009, we renamed our DSG business unit Canvys. This change from DSG to Canvys signifies its evolution to a market-driven solutions group.

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

Selected financial data attributable to each segment and geographic region for fiscal 2009, 2008, and 2007 is set forth in Note 10 “Segment and Geographic Data” of the notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

RF, Wireless & Power Division

RFPD serves the global RF and wireless communications market, including infrastructure and wireless networks and the power conversion markets. Our team of RF and wireless engineers assist customers in designing circuits, selecting cost-effective components, planning reliable and timely supply, prototype testing, and assembly. The team offers its customers and suppliers a broad range of engineering and technical support including the design-in of RF, wireless and power components and the development of engineered solutions for their support system requirements. Our team of power conversion engineers designs solutions for applications such as motor speed controls, industrial heating, laser technology, semiconductor manufacturing equipment, radar, and welding. The team builds on its expertise in power conversion technology to provide engineered solutions to meet its customers’ specifications using components from industry-leading suppliers.

As demand for wireless communication increases worldwide, the need for high-speed data transmission will require major investments in both system upgrades and new systems to handle broader bandwidth. Wireless and power conversion products for niche applications, which require engineered solutions using the latest RF technology and electronic components, include:

•	Wireless Networks—Wireless technologies used for short-range interconnection, both for the home or office or last mile solutions from a neighborhood to the home.

•	Wireless Infrastructure—Equipment required for the transmission of RF signals.

•	Power Conversion—Alternative energy, high power applications such as power suppliers, welding, motor controls, and converting AC/DC and DC/AC.

We are supported by our strong collaboration with leading manufacturers. We are able to maintain strong relationships with our vendors and attract new vendors because of our ability to supply them with worldwide demand forecasts for their existing products as well as products they have in development. Our internal systems are able to capture forecasted product demand by potential design opportunity based on dialogue between our sales team and our customers. We share this information with our suppliers to help them forecast demand and plan for product life cycles.

We have global distribution agreements with leading suppliers such as ANADIGICS, Advanced Power Technologies, Aavid, Anaren, ATC, Cornell-Dubilier, Freescale, HUBER+SUHNER, M/A-COM, Peregrine,

Vishay, Wakefield, and Triquint. In addition, we have relationships with many niche RF, wireless, and power suppliers positioning us as a comprehensive RF, wireless, and power resource.

Electron Device Group

EDG provides engineered solutions and distributes electronic components to customers in diverse markets including the steel, automotive, textile, plastics, semiconductor manufacturing, and broadcast industries. Our team of engineers designs solutions for applications such as industrial heating, laser technology, semiconductor manufacturing equipment, radar, and welding. The group builds on our expertise in high power, high frequency vacuum devices to provide engineered solutions to fit our customers’ specifications using competitive components from industry-leading vendors.

We serve the industrial market’s need for both vacuum tube and semiconductor manufacturing equipment technologies. We provide replacement products for systems using electron tubes as well as offer design and assembly services for new systems employing semiconductor manufacturing equipment. Our customers’ demand for higher power and shorter processing time increases the need for tube-based systems.

We represent leading manufacturers of electron tubes and semiconductor manufacturing equipment used in industrial power applications. Among the suppliers we support are Amperex, CPI, Draloric, Eimac, General Electric, Hitachi, Jennings, Litton, L3, National, NJRC, and Thales.

Canvys

Canvys is a global provider of integrated display products, workstations, and value-added services to the healthcare, industrial original equipment manufacturer (“OEM”), and digital signage markets. Our engineers manufacture, source and support a full spectrum of solutions to match the needs of our customers. We offer custom display solutions that include touch screens, protective panels, custom enclosures, specialized cabinet finishes, application specific software packages, and our own privately-branded display products. In addition, we partner with leading branded hardware vendors to offer the highest quality liquid crystal displays, mounting devices, and customized computing platforms.

Our medical imaging hardware partnership program allows us to deliver integrated hardware and software solutions for the medical imaging market by combining our hardware expertise in medical imaging display solutions, workstations, peripherals, technical support and services with our software partners’ expertise in picture archiving and communications systems (“PACS”). Through such collaborative arrangements, we are able to provide integrated imaging workstation systems with technical support and services to the end user and resellers, as well as other medically approved display solutions for various other modalities in the hospital such as endoscopy and cardiology. We have also been successful in supporting the needs of the operating room by providing specialized large screen LCD displays.

The industrial OEM market offers a vast array of custom based project opportunities that complement our ability to provide value-added manufacturing capabilities. We continue to focus on specialty display applications by leveraging engineering resources and advanced technologies. We meet the needs of this complex market environment by providing programs and material management services.

The digital signage market is an area that represents a tremendous long-term growth opportunity for us. We utilize a turn-key approach for growing sales and services revenue specific to signage applications, targeting (but not limited to) the enterprise, financial, and hospitality markets. We provide display hardware and associated products, computers, and software that are either branded or custom variations. We offer a suite of services and support including installation, maintenance, phone and internet support.

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

Employees

As of May 30, 2009, we employed 783 individuals, of which 766 were employed on a full-time basis and 17 were employed on a part-time basis. Of these, 412 were located in the United States and 371 were located internationally. The worldwide employee base included 448 in sales and product management, 53 in distribution support, 213 in administrative positions, and 69 in value-add or product manufacturing positions. All of our employees are non-union and we consider our relationships with our employees to be good.

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

We had a loss from continuing operations of $12.2 million during the fiscal year ended May 30, 2009. We also had losses from continuing operations of approximately $8.5 million during fiscal 2008. We also incurred losses from continuing operations of $4.0 million and $18.8 million during fiscal 2006 and fiscal 2005, respectively. We may continue to incur losses in the future and can give no assurance that we will be capable of sustaining profitable operations.

Current worldwide economic conditions may adversely affect our business, operating results and financial condition.

As widely reported, adverse economic conditions throughout the world, including most of the markets we serve, have severely diminished liquidity and credit availability, and led to declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. There can be no assurance that there will not be further deterioration in the global markets and decreased consumer confidence in economic conditions.

Our revenue decreased by $72.0 million to $496.4 million during the fiscal year ended May 30, 2009, from $568.4 million during fiscal year ended May 31, 2008, as a result of decreased demand from our customers. We plan our operating expenses based primarily on forecasted revenue levels. These operating expenses are relatively fixed in the short term. A shortfall in revenue could lead to financial and operating results being below expectations because we may not be able to reduce operating expenses in response to the shortfall in revenue.

If the adverse global economic conditions extend longer than anticipated, and if the current uncertainty continues or economic conditions further deteriorate, our revenues may continue to decrease, and our business, operating results and financial condition could be materially and adversely affected.

We must continue to reduce our costs in order to compete effectively.

We have taken, and continue to take, actions intended to reduce costs and increase productivity. Our ability to complete these actions and the impact of such actions on our business may be limited by a variety of factors. The cost-reduction actions, in turn, could have the effect of reducing our talent pool and available resources and, consequently, could have long-term effects on our business by affecting our ability to respond to customers and limiting our ability to hire and retain key personnel. These circumstances could negatively affect our financial performance, whether or not the cost reduction initiatives prove successful, and, as a result, adversely affect our stock price.

The impact of the cost-reduction actions on our sales and profitability may be influenced by factors including, but not limited to: (i) our ability to successfully complete these efforts; (ii) our ability to generate the level of cost savings we need to effectively compete; (iii) delays in implementation of anticipated workforce reductions in highly-regulated locations outside of the United States, particularly in Europe and Asia; (iv) decreases in employee morale and the failure to meet operational targets due to the loss of employees; and (v) our ability to retain or recruit key employees.

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

Our business is driven primarily by customers’ needs and the demand for new products or products developed and manufactured by third parties. Because we distribute products developed and manufactured by third parties, our business would be adversely affected if our suppliers failed to anticipate which products or technologies will gain market acceptance or if we are unable to sell these products at competitive prices. We cannot be certain that our suppliers will permit us to distribute their newly developed products, or that such products will meet our customers’ needs and demands. Additionally, because some of our principal competitors design and manufacture new technology, those competitors may have a competitive advantage. To successfully compete, we must maintain an efficient cost structure, an effective sales and marketing team, and offer additional services that distinguish us from our competitors. Failure to execute these strategies could harm our results of operations.

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

As of July 22, 2009, Edward J. Richardson, our Chairman, Chief Executive Officer and President, beneficially owned approximately 99% of the outstanding shares of our Class B common stock, representing approximately 66% of the voting power of the outstanding common stock. This share ownership permits Mr. Richardson to exert control over the outcome of most stockholder votes, including votes concerning the election of directors, by-law amendments, possible mergers, corporate control contests, and other significant corporate transactions.

We are exposed to foreign currency risk.

International sales will continue to represent a growing percentage of our total sales, which exposes us to currency exchange rate fluctuations. Since the revenues and expenses of our foreign operations are generally denominated in local currencies, exchange rate fluctuations between local currencies and the U.S. dollar subject us to currency exchange risks with respect to the results of our foreign operations to the extent we were unable to denominate our purchases or sales in U.S. dollars or otherwise shift the risk of currency exchange rate fluctuations to our customers and suppliers.

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

Our revolving credit agreement and the indentures for our outstanding notes impose restrictions with respect to various business matters.

Our revolving credit agreement contains numerous restrictive covenants that limit the discretion of management with respect to certain business matters. These covenants place restrictions on, among other things, our ability to incur additional indebtedness, to create liens or other encumbrances, to pay dividends or make other payments with respect to our shares of common stock and Class B common stock, to engage in transactions with affiliates, to make certain payments and investments, to merge or consolidate with another entity, and to repay indebtedness junior to indebtedness under the revolving credit agreement. Our revolving credit agreement contains only one financial covenant related to the ratio of senior funded debt to cash flow. In addition, the indentures for our outstanding notes contain covenants that limit, among other things, our ability to incur additional indebtedness. If we fail to comply with the obligations in our revolving credit agreement or indentures, it could result in an event of default under those agreements. If an event of default occurs and is not cured or waived, it could result in acceleration of the indebtedness under those agreements, any of which could significantly harm our business and financial condition.

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

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

We own three facilities and lease 58 facilities. We own our corporate facility and largest distribution center, which is located on approximately 96 acres in LaFox, Illinois and consists of approximately 242,000 square feet of manufacturing, warehouse, and office space. We maintain geographically diverse facilities because we believe this will limit market risk and exchange rate exposure. We consider our properties to be well maintained, in sound condition and repair, and adequate for our present needs. The extent of utilization varies from property to property and from time to time during the year.

Our principal facilities, their primary use, and segments served are as follows:

Location	Leased or Owned	Use	Segment
LaFox, Illinois*	Owned	Sales/Distribution/Manufacturing	RFPD, EDG, Canvys
Sao Paulo, Brazil	Leased	Sales/Distribution	RFPD, EDG
Brampton, Canada	Leased	Sales	RFPD, EDG, Canvys
Shanghai, China	Leased	Sales/Distribution	RFPD, EDG
Beijing, China	Leased	Sales	RFPD, EDG
Shenzhen, China	Leased	Sales/Distribution	RFPD, EDG
Colombes, France	Leased	Sales	RFPD, EDG, Canvys
Puchheim, Germany	Leased	Sales	RFPD, EDG
Donaueschingen, Germany	Leased	Sales/Distribution/Manufacturing	Canvys
Ra’anana, Israel	Leased	Sales	RFPD, EDG, Canvys
Florence, Italy	Owned	Sales	RFPD, EDG
Tokyo, Japan	Leased	Sales	RFPD, EDG
Seoul, Korea	Leased	Sales	RFPD, EDG
Singapore, Singapore	Leased	Sales	RFPD, EDG
Madrid, Spain	Owned	Sales	RFPD, EDG
Jarfalla, Sweden	Leased	Sales	RFPD, EDG
Taipei, Taiwan	Leased	Sales	RFPD, EDG
Lincoln, United Kingdom	Leased	Sales	RFPD, EDG, Canvys
Slough, United Kingdom	Leased	Sales	RFPD, EDG, Canvys
San Jose, California	Leased	Sales	RFPD
Woodland Hills, California	Leased	Sales	RFPD, EDG
Marlborough, Massachusetts	Leased	Sales/Distribution/Manufacturing	Canvys
Plymouth, Minnesota	Leased	Sales/Distribution	Canvys
Ronkonkoma, New York	Leased	Sales	RFPD, EDG
Cedars, Pennsylvania	Leased	Sales	RFPD
Geneva, Illinois	Leased	Distribution	RFPD, EDG, Canvys

*	LaFox, Illinois is also the location of our corporate headquarters.

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

PART II

ITEM 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Sales of Unregistered Securities

None.

Dividends

Annual dividend payments for fiscal 2009 and fiscal 2008 were approximately $1.4 million and $2.1 million, respectively. All future payments of dividends are at the discretion of the Board of Directors. Dividend payments will depend on earnings, capital requirements, operating conditions, and such other factors that the Board may deem relevant. Our Board of Directors paid a quarterly dividend of $0.02 per common share and $0.018 per Class B common share during fiscal 2009. During the first two quarters of fiscal 2008, our Board of Directors paid a quarterly dividend of $0.04 per common share and $0.036 per Class B common share. During the third quarter of fiscal 2008, the quarterly dividend was reduced to $0.02 per common share and $0.018 per Class B common share.

Common Stock Information

Our common stock is traded on The NASDAQ Global Market (“NASDAQ”) under the trading symbol (“RELL”). There is no established public trading market for our Class B common stock. As of July 20, 2009, there were approximately 910 stockholders of record for the common stock and approximately 18 stockholders of record for the Class B common stock. The following table sets forth, for the periods indicated, the high and low sales prices per share of RELL common stock as reported on NASDAQ.

	2009		2008
Fiscal Quarter	High	Low	High	Low
First	$7.00	$4.40	$9.90	$6.82
Second	$6.82	$2.64	$7.85	$6.30
Third	$4.37	$2.56	$7.35	$3.66
Fourth	$4.21	$2.47	$6.61	$3.59

Performance Graph

As a smaller reporting company, we are not required to provide this information.

ITEM 6. Selected Financial Data

As a smaller reporting company, we are not required to provide the information required by this Item.

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

•

Results of Continuing Operations—an analysis and comparison of our consolidated results of operations for the fiscal years ended May 30, 2009, May 31, 2008, and June 2, 2007, as reflected in our consolidated statements of operations.

•

Liquidity, Financial Position, and Capital Resources—a discussion of our primary sources and uses of cash for the fiscal years ended May 30, 2009, and May 31, 2008, and a discussion of selected changes in our financial position.

Business Overview

Richardson Electronics, Ltd. (“we”, “us”, and “our”) was originally incorporated in the state of Illinois in 1947 and is currently incorporated in the state of Delaware. We are a global provider of engineered solutions and a global distributor of electronic components to the radio frequency (“RF”), wireless and power conversion, electron device, and display systems markets with total sales in fiscal 2009 of $496.4 million. Utilizing our core engineering and manufacturing capabilities, our strategy is to provide specialized technical expertise and value-add, or “engineered solutions.” We provide solutions and add value through design-in support, systems integration, prototype design and manufacturing, testing, and logistics for end products of our customers. Design-in support includes component modifications or the identification of lower-cost product alternatives or complementary products.

Our products include primarily RF and microwave components, power semiconductors, electron tubes, microwave generators, and data display monitors. These products are used to control, switch or amplify electrical power signals, or are used as display devices in a variety of industrial, commercial, and communication applications.

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

During the second quarter of fiscal 2009, we renamed our DSG business unit Canvys. This change from DSG to Canvys signifies its evolution to a market-driven solutions group.

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

Results of Continuing Operations

Overview—Fiscal Year Ended May 30, 2009

•	Net sales for fiscal 2009 were $496.4 million, down 12.7%, compared to net sales of $568.4 million during last year.

•

Gross margin as a percent of net sales decreased to 22.1% during fiscal 2009, compared to 23.9% during last year. The gross margin percent of 22.1% includes $9.5 million of inventory reserves recorded during fiscal 2009.

•

Selling, general, and administrative expenses decreased to $110.4 million during fiscal 2009, including $4.6 million of severance expense and $0.7 million of expense related to the write-off of a note receivable, compared to $125.3 million during last year.

•	Operating loss during fiscal 2009 was $8.1 million, compared to an operating loss of $1.3 million during last year.

•	Net loss during fiscal 2009 was $12.2 million versus a net loss of $8.4 million during last year.

Net Sales and Gross Profit Analysis

During fiscal 2009 consolidated net sales decreased 12.7% reflecting a decline in all three segments. Consolidated net sales during fiscal 2008 increased 2.0% reflecting sales growth in all three segments.

Net sales by segment and percent change for fiscal 2009, 2008, and 2007, were as follows (in thousands):

	Fiscal Year 2009	Fiscal Year 2008	Fiscal Year 2007	FY09 vs FY08 % Change	FY08 vs FY07 % Change
Net Sales
RFPD	$355,189	$376,203	$369,936	(5.6%)	1.7%
EDG	82,168	108,272	108,029	(24.1%)	0.2%
Canvys	59,019	79,655	75,273	(25.9%)	5.8%
Corporate	3	4,279	4,053

Total	$496,379	$568,409	$557,291	(12.7%)	2.0%

Consolidated gross profit was $109.6 million during fiscal 2009, compared to $135.6 million during fiscal 2008. Consolidated gross margin as a percentage of net sales decreased to 22.1% during fiscal 2009, from 23.9% during fiscal 2008. RFPD, EDG, and Canvys incurred inventory write-downs during fiscal 2009 of $2.3 million, $4.8 million, and $2.4 million, respectively, while Canvys and RFPD incurred inventory write-downs of $1.9 million and $0.9 million, respectively, during fiscal 2008.

Consolidated gross profit was $135.6 million during fiscal 2008, compared to $132.4 million during fiscal 2007. Consolidated gross margin as a percentage of net sales increased to 23.9% during fiscal 2008, from 23.8% during fiscal 2007. Canvys and RFPD incurred inventory write-downs during fiscal 2008 of $1.9 million and $0.9 million, respectively.

Gross profit reflects the distribution and manufacturing product margin less manufacturing variances, inventory obsolescence charges, customer returns, scrap and cycle count adjustments, engineering costs, and other provisions. Corporate gross profit includes freight costs and other miscellaneous charges.

Gross profit (loss) by segment and percent of segment net sales for fiscal 2009, 2008, and 2007, were as follows (in thousands):

	Fiscal Year 2009		Fiscal Year 2008		Fiscal Year 2007
Gross Profit
RFPD	$76,031	21.4%	$85,323	22.7%	$84,338	22.8%
EDG	21,512	26.2%	35,049	32.4%	35,490	32.9%
Canvys	12,405	21.0%	15,740	19.8%	16,597	22.0%

Subtotal	109,948	22.2%	136,112	24.1%	136,425	24.7%
Corporate	(318)		(513)		(4,022)

Total	$109,630	22.1%	$135,599	23.9%	$132,403	23.8%

RF, Wireless & Power Division

RFPD net sales decreased 5.6% to $355.2 million during fiscal 2009, from $376.2 million during fiscal 2008. The decline in net sales, which was the result of the weakening global economy, included declines in net sales of network access, passive/interconnect, and power conversion products, partially offset by an increase in infrastructure products. The sales growth for infrastructure products was in Asia/Pacific, which included the deployment of the next build-out of the Time Division-Synchronous Code Division Multiple Access (“TD-SCDMA”) in China. Gross margin as a percentage of net sales declined to 21.4% during fiscal 2009 as compared to 22.7% during fiscal 2008. The decline in gross margin was due primarily to inventory write-downs of $2.3 million during fiscal 2009 as compared to $0.9 million during fiscal 2008. The $2.3 million of inventory write-downs during fiscal 2009 primarily relates to customer specific inventory that did not have return privileges and the exiting of certain market segments. Additionally, during the fourth quarter of fiscal 2009, we evaluated our inventory levels based on an increasingly uncertain economic future.

RFPD net sales increased 1.7% to $376.2 million during fiscal 2008, from $369.9 million during fiscal 2007. The net sales increase for fiscal 2008 was due primarily to an increase in sales of power conversion and passive/interconnect products, partially offset by a decrease in infrastructure products. The increase in power conversion products net sales was due primarily to alternative energy application growth in Asia/Pacific and Europe. The net sales growth of passive/interconnect products was due primarily to the expansion of a consumer wireless franchise in Asia/Pacific and Europe. The decline in infrastructure products was due to the timing of the different phases of the TD-SCDMA project in China. The first phase of the TD-SCDMA project occurred during fiscal 2007, while the second phase was deployed during fiscal 2009. Gross margin as a percentage of net sales declined slightly to 22.7% during fiscal 2008 from 22.8% during fiscal 2007. The decline in gross margin as a percentage of net sales was due primarily to $0.9 million of inventory write-downs recorded during the third quarter of fiscal 2008.

Electron Device Group

EDG net sales declined 24.1% to $82.2 million during fiscal 2009, from $108.3 million during fiscal 2008, due primarily to a decline in semiconductor fabrication equipment products and tubes sales. The semiconductor fabrication equipment industry has experienced an overall decline for several years, in addition to the weakening global economy. North America experienced a decline in tube sales, due primarily to the conversion from analog to digital television which took place in June 2009. Gross margin as a percentage of net sales declined to 26.2% during fiscal 2009 as compared to 32.4% during fiscal 2008. The decline in gross margin as percentage of net sales was due primarily to $4.8 million of inventory write-downs during fiscal 2009. The $4.8 million of inventory write-downs, recorded during fiscal 2009 relates primarily to the evaluation of inventory levels based on the significant decline in sales during the fourth quarter, and an increasingly uncertain economic climate.

EDG net sales increased 0.2% to $108.3 million during fiscal 2008, from $108.0 million during fiscal 2007. The net sales increase for fiscal 2008 was due primarily to an increase in tube sales, partially offset by a decline in net sales of semiconductor fabrication equipment products. The increase in net sales of tubes was due primarily to price increases. The semiconductor fabrication equipment industry has experienced an overall decline during the past couple of years. Gross margin as a percentage of net sales decreased slightly to 32.4% during fiscal 2008 as compared to 32.9% during fiscal 2007. The decline in gross margin as a percentage of net sales during fiscal 2008 as compared to fiscal 2007 was due primarily to shifts in product mix.

Canvys

Canvys net sales declined 25.9% to $59.0 million during fiscal 2009, from $79.7 million during fiscal 2008, due primarily to a decrease in medical imaging and custom/OEM sales throughout Europe. The decline of both product lines was due primarily to lower capital investments as a result of the weakening global economy. Gross margin as a percentage of net sales increased to 21.0% during fiscal 2009 as compared to 19.8% during fiscal 2008, which was due primarily to shifts in customer mix and process improvements, partially offset by the increase in inventory write-downs. Inventory write-downs increased to $2.4 million during fiscal 2009 from $1.9 million during fiscal 2008. The $2.4 million of inventory write-downs recorded during fiscal 2009 primarily relates to the exiting of certain market segments and customer specific inventory that did not have return privileges.

Canvys net sales increased 5.8% to $79.7 million during fiscal 2008, from $75.3 million during fiscal 2007. This increase was due primarily to an increase in digital signage and European sales. Gross margin as a percentage of net sales declined to 19.8% during fiscal 2008 as compared to 22.0% during fiscal 2007. The decline in gross margin as a percentage of net sales during fiscal 2008 as compared to fiscal 2007 was due primarily to $1.9 million of inventory write-downs recorded during the third quarter of fiscal 2008.

During the third quarter of fiscal 2008, Canvys began implementing a new business plan that included exiting unprofitable market segments, exiting distribution of low margin branded products, and an increased focus on digital signage. As a result of the shift in business focus, Canvys eliminated more than 30 positions which are expected to result in more than $3.0 million of annualized cost savings.

Sales by Geographic Area

We currently have 16 facilities in North America, 28 in Asia/Pacific, 15 in Europe, and two in Latin America. On a geographic basis, our sales are categorized by destination to include: North America; Europe; Asia/Pacific; Latin America; and Corporate.

Net sales by geographic area and percent change for fiscal 2009, 2008, and 2007, were as follows (in thousands):

	Fiscal Year 2009	Fiscal Year 2008	Fiscal Year 2007	FY09 vs FY08 % Change	FY08 vs FY07 % Change
Net Sales
North America	$171,961	$228,466	$229,296	(24.7%)	(0.4%)
Asia/Pacific	181,906	167,943	165,230	8.3%	1.6%
Europe	125,932	151,685	143,823	(17.0%)	5.5%
Latin America	15,319	17,288	16,979	(11.4%)	1.8%
Corporate	1,261	3,027	1,963

Total	$496,379	$568,409	$557,291	(12.7%)	2.0%

Gross profit by geographic area and percent of geographic net sales for fiscal 2009, 2008, and 2007, were as follows (in thousands):

	Fiscal Year 2009		Fiscal Year 2008		Fiscal Year 2007
Gross Profit
North America	$34,236	19.9%	$56,832	24.9%	$61,849	27.0%
Asia/Pacific	40,942	22.5%	39,510	23.5%	39,052	23.6%
Europe	31,192	24.8%	40,755	26.9%	36,481	25.4%
Latin America	4,739	30.9%	5,240	30.3%	4,845	28.5%

Subtotal	111,109	22.4%	142,337	25.2%	142,227	25.6%
Corporate	(1,479)		(6,738)		(9,824)

Total	$109,630	22.1%	$135,599	23.9%	$132,403	23.8%

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses (“SG&A”) decreased during fiscal 2009 to $110.4 million from $125.3 million during fiscal 2008. The decrease was due primarily to a $9.4 million decline in employee related expenses due primarily to headcount reductions (excluding severance), a $3.5 million decline in consulting and other service fees, a $0.9 million decline in travel expenditures, and a $1.5 million decline in facility costs, partially offset by a $1.3 million increase in severance expense, a $0.5 million increase in bad debt expense, and a $0.7 million write-off of a note receivable. Included in SG&A is depreciation expense of $4.3 million and $5.0 million during fiscal year 2009 and 2008, respectively. SG&A as a percentage of net sales increased slightly to 22.3% during fiscal 2009 as compared to 22.0% during fiscal 2008, which was due primarily to the 12.7% decline in net sales during fiscal 2009.

SG&A decreased to $125.3 million during fiscal 2008, from $128.2 million during fiscal 2007. The decrease was due primarily to a decrease in audit and tax fees, severance expense, and travel. Included in SG&A is depreciation expense of $5.0 million and $5.2 million during fiscal year 2008 and 2007, respectively. SG&A as a percentage of net sales decreased to 22.0% during fiscal 2008 as compared to 23.0% in fiscal 2007.

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

Our goodwill impairment testing follows the two-step process as defined in SFAS No. 142. The first step in the process compares the fair value of the reporting unit to its carrying value. If the carrying value of the reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the impairment. In the second step, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit to determine an implied goodwill value. This allocation is similar to a purchase price allocation performed in purchase accounting. If the carrying amount of the reporting unit goodwill exceeds the implied goodwill value, an impairment loss should be recognized in an amount equal to that excess.

Our goodwill balances are reviewed for impairment through the application of a fair-value based test, using the end of our third quarter as the measurement date. In performing our annual review of goodwill balances for impairment, we estimate the fair value of each of our reporting units based primarily on projected future operating results, discounted cash flows, and other assumptions. Projected future operating results and cash flows used for valuation purposes may reflect considerable improvements relative to historical periods with respect to, among other things, revenue growth and operating margins. Although we believe our projected future operating results and cash flows and related estimates regarding fair values are based on reasonable assumptions, historically, projected operating results and cash flows have not always been achieved. The failure of one or more of our reporting units to achieve projected operating results and cash flows in the near term or long term could reduce the estimated fair value of the reporting unit below its carrying value and result in the recognition of a goodwill impairment charge.

During the fourth quarter of fiscal 2008, the results of our goodwill impairment tests indicated that the value of goodwill attributable to our Canvys segment was fully impaired. The goodwill impairment tests revealed that the carrying value of our Canvys segment exceeded its fair value, and the carrying amount of goodwill of our Canvys segment, exceeded the implied goodwill value as of the March 1, 2008, measurement date. As a result, we recorded a pre-tax goodwill impairment charge of $11.5 million and a $2.3 million tax benefit related to the charge, during the fourth quarter of fiscal 2008.

During the fourth quarter of fiscal 2009, the results of our goodwill impairment tests indicated that the value of goodwill attributable to our RFPD and EDG segments were fully impaired. The goodwill impairment tests revealed that the carrying values of our RFPD and EDG segments exceeded their fair value, and the carrying amount of goodwill of our RFPD and EDG segments, exceeded the implied goodwill value as of the February 28, 2009, measurement date. As a result, we recorded pre-tax goodwill impairment charges of $0.6 million and $0.9 million for RFPD and EDG, respectively, during the fourth quarter of fiscal 2009. Additionally, a $0.2 million tax benefit was recorded related to the goodwill impairment.

(Gain) Loss on Disposal of Assets

During the third quarter of fiscal 2009, management made the decision not to proceed with the implementation of various modules of enterprise resource management software that were in the development stage and were capitalized in accordance with Accounting Standards Executive Committee State of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. As a result, we recorded a loss on disposal of assets of $5.8 million during the third quarter of fiscal 2009.

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

Other (Income) Expense

Other (income) expense was an expense of $2.3 million during fiscal 2009 compared with an expense of $7.4 million during fiscal 2008. The decline in expense during fiscal 2009 was due primarily to favorable changes in foreign currency exchange rates, a gain related to the retirement of a portion of our long-term debt, and a decrease in interest expense. Other (income) expense included a foreign exchange gain of $1.3 million during fiscal 2009 as compared to a foreign exchange loss of $1.5 million during fiscal 2008. Fiscal 2009 included a gain of $0.8 million related to the retirement of $3.3 million of our 8% convertible senior subordinated notes (“8% notes”). See Note 6 “Debt” of the notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for additional discussion on the retirement. Interest expense decreased to $4.6 million during fiscal 2009 as compared to $6.9 million during fiscal 2008. See Note 6 “Debt” of the notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for additional discussion on interest expense.

Other (income) expense was an expense of $7.4 million during fiscal 2008 compared with an expense of $5.7 million during fiscal 2007. The increase in other expense during fiscal 2008 was due primarily to unfavorable changes in foreign currency exchange rates and an increase in interest expense, partially offset by costs incurred during the first quarter of fiscal 2007 associated with the retirement of long-term debt. Other (income) expense included a foreign exchange loss of $1.5 million during fiscal 2008 as compared to a foreign exchange gain of $1.1 million during fiscal 2007. The foreign exchange loss during fiscal 2008 includes a loss of approximately $0.9 million relating to cash received from the sale of our Security Systems Division/Burtek Systems (“SSD/Burtek”) business that was temporarily held in our European entities. Other (income) expense includes costs associated with the retirement of long-term debt of $2.5 million during the first quarter of fiscal 2007 due to entering into two separate agreements in August 2006 to purchase $14.0 million of our 8% notes. We incurred no such charges during fiscal 2008. Interest expense increased to $6.9 million during fiscal 2008 as compared to $5.3 million during fiscal 2007. See Note 6 “Debt” of the notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for additional discussion on interest expense.

Income Tax Provision

The effective income tax rates during fiscal 2009, 2008, and 2007 were 16.8%, (2.5%), and 29.1%, respectively. The difference between the effective tax rates as compared to the U.S. federal statutory rate of 34% primarily results from our geographical distribution of taxable income or losses and valuation allowances related to net operating losses.

As of May 30, 2009, domestic federal net operating loss (“NOL”) carryforwards amount to approximately $53.3 million. These federal NOLs expire between 2024 and 2029. Domestic state NOL carryforwards amount to approximately $70.8 million. These state NOLs expire between 2010 and 2029. Foreign NOL carryforwards total approximately $7.8 million with various or indefinite expiration dates. We also have an alternative minimum tax credit carryforward as of May 30, 2009, in the amount of $1.2 million that has an indefinite carryforward period.

Income taxes paid, including foreign estimated tax payments, were $2.6 million, $6.1 million, and $2.5 million during fiscal 2009, 2008, and 2007, respectively.

As of May 30, 2009, all of the cumulative positive earnings of our foreign subsidiaries, which amounted to $126.5 million, are still considered permanently reinvested pursuant to APB No. 23, Accounting for Income Taxes-Special Areas. Due to various tax attributes that are continually changing, it is not possible to determine what, if any, tax liability might exist if such earnings were to be repatriated.

In the normal course of business, we are subject to examination by taxing authorities throughout the world. We are no longer subject to either U.S. federal, state, or local tax examinations by tax authorities for years prior to fiscal year 2004. With few exceptions, we are no longer subject to non-U.S. income tax examinations by tax authorities for years prior to fiscal year 2002. Our primary foreign tax jurisdictions are China, Japan, Germany, Singapore, and the Netherlands. We have tax years open in Singapore beginning in fiscal year 2002; in Japan beginning in fiscal year 2003; in the Netherlands, and Germany beginning in fiscal year 2004; and in China beginning in fiscal year 2006.

Effective June 3, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes, (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement approach for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The application of FIN 48 would have resulted in an increase in retained earnings of $1.6 million, except that the increase was fully offset by the application of valuation allowance against net operating losses. As of the date of adoption, we had approximately $6.5 million of total gross unrecognized tax benefits.

The uncertain tax positions as of May 30, 2009, and May 31, 2008, totaled $4.3 million and $6.0 million, respectively. Unrecognized tax benefits of $1.6 million would affect our effective tax rate if recognized. The following table summarizes the activity related to the unrecognized tax benefits (in thousands):

	May 30, 2009	May 31, 2008
Unrecognized tax benefits, beginning of period	$5,959	$6,481
Increases/(Decreases) due to currency translation	(671)	123
Increase due to positions from prior period	138	—
Decrease due to positions from prior period	(83)	—
Decreases due to settlements	—	(218)
Decreases related to the expiration of statute of limitations	(1,002)	(427)

Unrecognized tax benefits, end of period	$4,341	$5,959

We record penalties and interest relating to uncertain tax positions in the income tax expense line item within the consolidated statements of operations and comprehensive income (loss). As of May 30, 2009 and May 31, 2008, we have recorded a liability for interest and penalties of $0.8 million and $0.9 million, respectively.

It is reasonably possible that there will be a change in the unrecognized tax benefits, excluding interest and penalties, in the range of $0 to approximately $1.1 million due to the expiration of various statutes of limitations within the next 12 months.

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

Net sales, gross profit, interest expense, income tax provision, and income (loss) from discontinued operations for fiscal 2009, 2008, and 2007 were as follows (in thousands):

	Fiscal Year Ended
	May 30, 2009	May 31, 2008	June 2, 2007
Net sales	$—	$736	$107,510
Gross profit	—	209	27,788
Interest expense	—	—	5,883
Income tax provision	—	21	3,428
Income (loss), net of tax	—	45	(2,434)

The net sales, gross profit, income tax provision, and income from discontinued operations during fiscal 2008 only represent the operations of our Colombia location which was included in the SSD/Burtek sale agreement with Honeywell, but were not transferred as part of the May 31, 2007, closing. During the first quarter of fiscal 2008, we mutually agreed with Honeywell that Honeywell would not purchase the SSD/Burtek Colombia business, and that we would wind down the SSD/Burtek Colombia business in exchange for a payment from Honeywell equal to a portion of the value of the SSD/Burtek business in Colombia on May 31, 2007, including reimbursement of related employee severance expenses. We ceased operations of the SSD/Burtek business in Colombia during the third quarter of fiscal 2008. Net sales, gross profit, interest expense, income tax provision and loss from discontinued operations during fiscal 2007 represent all locations included in the SSD/Burtek sale agreement with Honeywell for the entire fiscal year. Results of operations of the SSD/Burtek business in Colombia are included in discontinued operations in accordance with SFAS No. 144.

In accordance with Emerging Issues Task Force Issue No. 87-24, Allocation of Interest to Discontinued Operations we allocated interest expense to discontinued operations (SSD/Burtek) due to the requirement under our existing multi-currency revolving credit agreement (“credit agreement”) to pay the proceeds from the sale of a business to the parties in the credit agreement. As such, interest expense related to the credit agreement of $5.9 million during fiscal 2007 has been included in discontinued operations.

Net Income and Per Share Data

During fiscal 2009, we reported a net loss of $12.2 million, or $0.69 per diluted common share and $0.62 per diluted class B common share. During fiscal 2008, we reported a net loss of $8.4 million, or $0.48 per diluted common share and $0.43 per diluted class B common share. During fiscal 2007, we reported net income of $40.7 million, or $2.30 per diluted common share and $2.11 per diluted Class B common share.

LIQUIDITY, FINANCIAL POSITION, AND CAPITAL RESOURCES

We have financed our growth and cash needs largely through income from operations, borrowings under the revolving credit facilities, issuance of convertible senior subordinated notes, and the sale of assets. Liquidity is reduced by working capital requirements, debt service, capital expenditures, dividends, and business acquisitions. Liquidity is increased by proceeds from borrowings, disposition of businesses and assets, and improved working capital management.

Cash and cash equivalents were $43.9 million at May 30, 2009, as compared to $40.0 million at May 31, 2008. Our debt less cash as of May 30, 2009, was $8.5 million, compared to $15.6 million as of May 31, 2008.

Cash Flows from Operating Activities

Cash provided by operating activities during fiscal 2009 was $11.1 million, due primarily to lower accounts receivable and inventory balances, partially offset by lower accounts payables and accrued liabilities balances. The decline in accounts receivables of $12.2 million, excluding the impact of foreign currency exchange of $4.6 million, during fiscal 2009 was due primarily to a decline in sales volume and increased collection efforts. The decline in inventory balances of $0.2 million, excluding the impact of foreign exchange of $2.6 million and inventory write-downs of $9.8 million, during fiscal 2009 was due primarily to a reduction in purchases due to the decline in sales volume. The decline in accounts payable balances of $5.0 million, excluding the impact of foreign exchange of $0.9 million, during fiscal 2009 was due primarily to a reduction in purchases of inventory. The decline in accrued liabilities balances of $3.3 million, excluding the impact of foreign exchange of $0.4 million, during fiscal 2009 was due primarily to the timing and payment of accrued payroll.

Cash provided by operating activities during fiscal 2008 was $27.9 million, due primarily to lower inventories and accounts receivable, and higher accounts payable balances, partially offset by lower accrued liabilities balances. The decline in inventory balances of $19.4 million during fiscal 2008, excluding the impact of foreign currency exchange of $7.0 million and inventory write-downs of $4.0 million, was due primarily to the implementation of stricter purchasing disciplines. The decline in accounts receivable balances of $3.5 million during fiscal 2008, excluding the impact of foreign currency exchange of $6.7 million, was due primarily to improved cash collections. The increase in accounts payable balances of $2.3 million during fiscal 2008, excluding the impact of foreign currency exchange of $1.7 million, was due primarily to negotiating improved payment terms with many of our vendors. The decline in accrued liabilities balances of $6.9 million during fiscal 2008, excluding the impact of foreign currency of $0.4 million, was due primarily to the decline in accrued payroll related expense as a result of a lower headcount in fiscal 2008 as compared to fiscal 2007. The decline was also due to declines in accrued income taxes and the payment of accrued transaction expenses related to the SSD/Burtek sale during fiscal 2008.

Cash Flows from Investing Activities

Net cash used in investing activities of $1.0 million during fiscal 2009 was due primarily to capital expenditures of $1.2 million for information technology projects and building improvements, partially offset by proceeds from the sale of assets of $0.2 million.

Net cash used in investing activities of $3.2 million during fiscal 2008 was due primarily to capital expenditures of $4.5 million for information technology projects and building improvements, partially offset by proceeds from the sale of assets of $1.1 million.

Cash Flows from Financing Activities

Net cash used in financing activities of $3.8 million and $5.9 million during fiscal 2009 and 2008, respectively, are summarized in the following table (in thousands):

	May 30, 2009	May 31, 2008
Net debt payments on credit agreement	$—	$(65,711)
Use of restricted cash to pay down credit agreement	—	61,899
Proceeds from the issuance of common stock	5	69
Cash dividends paid	(1,409)	(2,107)
Retirement of long-term debt	(2,364)	—
Other	—	(24)

Cash used in financing activities	$(3,768)	$(5,874)

As of May 30, 2009, we maintained $52.4 million in long-term debt in the form of two series of convertible notes. On November 7, 2008, we retired $3.3 million of the 8% notes at approximately 71% of par value, which resulted in a gain of $0.8 million, net of deferred financing costs of $0.1 million. As the revolving credit agreement allows us to retire up to $15.0 million of our outstanding notes, we did not need to obtain a waiver from our lending group to permit the retirement of $3.3 million of the 8% notes. The retirement was financed through the use of cash available as of November 7, 2008.

We entered into a revolving credit agreement on July 27, 2007, which included a Euro sub-facility of $15.0 million and a Singapore sub-facility of $5.0 million. Pursuant to an amendment to the revolving credit agreement entered into on February 29, 2008, the Euro sub-facility and Singapore sub-facility individual limits were increased to $20.0 million each; however, the total amount of the combined Euro sub-facility and Singapore sub-facility is limited to $25.0 million. The U.S. facility is reduced by the amounts drawn on the Euro sub-facility and Singapore sub-facility, maintaining a total capacity of $40.0 million on the revolving credit agreement. Pursuant to an amendment to the revolving credit agreement entered into on July 20, 2009, the total capacity was reduced from $40.0 million to $25.0 million. This revolving credit agreement expires in July 2010 and bears interest at applicable LIBOR, SIBOR, or prime rates plus a margin varying with certain quarterly borrowings under the revolving credit agreement. This revolving credit agreement is secured by a lien on our U.S. assets and also contains a financial covenant requiring us to maintain a leverage ratio of less than 2.0 to 1.0. Pursuant to an amendment to the revolving credit agreement entered into on November 29, 2007, the leverage ratio was increased to 3.0 to 1.0 for the fiscal quarters ended December 1, 2007, and March 1, 2008. The commitment fee related to the revolving credit agreement is 0.25% per annum payable quarterly on the average daily unused portion of the aggregate commitment. As of May 30, 2009, there were no amounts outstanding under the revolving credit agreement. Outstanding letters of credit were approximately $0.1 million and we also had $2.5 million reserved for usage on our commercial credit card program, leaving an unused line of $22.4 million as of May 30, 2009. Based on our loan covenants, actual available credit as of May 30, 2009, was $22.4 million.

Pursuant to an amendment to the revolving credit agreement entered into on July 20, 2009, the definition of the leverage ratio has been modified to exclude goodwill impairment charges, severance expense, and inventory write-downs in the calculation of adjusted earnings before interest, taxes, depreciation, and amortization (“EBITDA”), for the fiscal year ended May 30, 2009. We were in compliance with our loan covenants as of May 30, 2009, without this amendment to our revolving credit agreement.

Pursuant to an amendment to the revolving credit agreement entered into on July 29, 2008, the definition of the leverage ratio has been modified to exclude the goodwill impairment charge in the calculation of adjusted EBITDA, for the fiscal year ended May 31, 2008. We were in compliance with our loan covenants as of May 31, 2008, without this amendment to our revolving credit agreement.

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

Annual dividend payments for fiscal 2009 and fiscal 2008 were approximately $1.4 million and $2.1 million, respectively. All future payments of dividends are at the discretion of the Board of Directors. Dividend payments will depend on earnings, capital requirements, operating conditions, and such other factors that the Board may deem relevant. Our Board of Directors paid a quarterly dividend of $0.02 per common share and $0.018 per Class B common share during fiscal 2009. During the first two quarters of fiscal 2008, our Board of Directors paid a quarterly dividend of $0.04 per common share and $0.036 per Class B common share. During the third quarter of fiscal 2008, the quarterly dividend was reduced to $0.02 per common share and $0.018 per Class B common share.

We believe that the existing sources of liquidity, including cash provided by operating activities, supplemented as necessary with funds available under our revolving credit arrangements, will provide sufficient resources to meet known capital requirements and working capital needs for the fiscal year ending May 29, 2010.

Contractual Obligations

As a smaller reporting company, we are not required to provide this information.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates the significant estimates, including the allowance for doubtful accounts, inventory obsolescence, goodwill impairment testing, incomes taxes, contingencies, and litigation. Management bases the estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances, however, actual results could differ from those estimates.

The policies discussed below are considered by management to be critical to understanding our financial position and results of operations. Their application involves more significant judgments and estimates in preparation of our consolidated financial statements. For all of these policies, management cautions that future events rarely develop exactly as forecasted, and the best estimates routinely require adjustment.

Allowance for Doubtful Accounts

Our allowance for doubtful accounts includes estimated losses that result from uncollectible receivables. The estimates are influenced by the following: continuing credit evaluation of customers’ financial conditions; aging of receivables, individually and in the aggregate; large number of customers which are widely dispersed across geographic areas; collectability and delinquency history by geographic area; and the fact that no single customer accounts for 10% or more of net sales. Significant changes in one or more of these considerations may require adjustments affecting net income and net carrying value of accounts receivable. The allowance for doubtful accounts was approximately $2.4 million and $1.6 million as of May 30, 2009, and May 31, 2008, respectively.

Impairment of Investments

We hold a portfolio of investment securities and periodically assess its recoverability. In the event of a decline in fair value of an investment, judgment is made whether the decline is other-than-temporary. Management’s assessment as to the nature of a decline is largely based on the duration of that market decline, financial health of and specific prospects for the issuer, and our cash requirements and intent to hold the investment. If an investment is impaired and the decline in market value is considered to be other-than-temporary, an appropriate write-down is recorded. We recognized investment impairment charges of less than $0.1 million during fiscal 2009 and 2007. We recognized no investment impairment charges during fiscal 2008.

Inventories

Our worldwide inventories are stated at the lower of cost or market, generally using a weighted-average cost method. Inventories include material, labor, and overhead costs associated with such inventories. Substantially all inventories represent finished goods held for sale.

Provisions for obsolete or slow moving inventories are recorded based upon regular analysis of stock rotation, obsolescence, the exiting of certain market segments, and assumptions about future demand and market conditions. If future demands, change in the industry, or market conditions differ from management’s estimates, additional provisions may be necessary.

We recorded provisions to our inventory reserves of $9.8 million, $4.0 million, and $0.9 million during fiscal 2009, 2008, and 2007, respectively, which were included in cost of sales. The provisions were principally for obsolete and slow moving parts. The parts were written down to estimated realizable value.

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

Our goodwill impairment testing follows the two-step process as defined in SFAS No. 142. The first step in the process compares the fair value of the reporting unit to its carrying value. If the carrying value of the reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the impairment. In the second step, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit to determine an implied goodwill value. This allocation is similar to a purchase price allocation performed in purchase accounting. If the carrying amount of the reporting unit goodwill exceeds the implied goodwill value, an impairment loss should be recognized in an amount equal to that excess.

Our goodwill balances are reviewed for impairment through the application of a fair-value based test, using the end of our third quarter as the measurement date. In performing our annual review of goodwill balances for impairment, we estimate the fair value of each of our reporting units based primarily on projected future operating results, discounted cash flows, and other assumptions. Projected future operating results and cash flows used for valuation purposes may reflect considerable improvements relative to historical periods with respect to, among other things, revenue growth and operating margins. Although we believe our projected future operating results and cash flows and related estimates regarding fair values are based on reasonable assumptions, historically, projected operating results and cash flows have not always been achieved. The failure of one or more of our reporting units to achieve projected operating results and cash flows in the near term or long term could reduce the estimated fair value of the reporting unit below its carrying value and result in the recognition of a goodwill impairment charge.

During the fourth quarter of fiscal 2008, the results of our goodwill impairment tests indicated that the value of goodwill attributable to our Canvys segment was fully impaired. The goodwill impairment tests revealed that the carrying value of our Canvys segment exceeded its fair value, and the carrying amount of goodwill of our Canvys segment, exceeded the implied goodwill value as of the March 1, 2008, measurement date. As a result, we recorded a pre-tax goodwill impairment charge of $11.5 million and a $2.3 million tax benefit related to the charge, during the fourth quarter of fiscal 2008.

During the fourth quarter of fiscal 2009, the results of our goodwill impairment tests indicated that the value of goodwill attributable to our RFPD and EDG segments were fully impaired. The goodwill impairment tests revealed that the carrying values of our RFPD and EDG segments exceeded their fair value, and the carrying amount of goodwill of our RFPD and EDG segments, exceeded the implied goodwill value as of the February 28, 2009, measurement date. As a result, we recorded pre-tax goodwill impairment charges of $0.6 million and $0.9 million for RFPD and EDG, respectively, during the fourth quarter of fiscal 2009. Additionally, a $0.2 million tax benefit was recorded related to the goodwill impairment.

Long-Lived Assets

We periodically evaluate the recoverability of the carrying amounts of our long-lived assets, including software, property, plant and equipment. We assess in accordance with SFAS No. 144, the possibility of long-lived assets being impaired when events trigger the likelihood.

Impairment is assessed when the undiscounted expected cash flows to be derived from an asset are less than its carrying amount. If impairment exists, the carrying value of the impaired asset is reduced to its net realizable value. The impairment charge is recorded in operating results. The results of our impairment tests for fiscal 2009 and 2008 indicated no impairment of our long-lived assets.

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

Warranty reserves are established for costs that are expected to be incurred after the sale and delivery of products under warranty. Warranty reserves are included in accrued liabilities on our consolidated balance sheets. The warranty reserves are determined based on known product failures, historical experience, and other available evidence.

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

As of May 30, 2009, and May 31, 2008, our deferred tax assets related to tax carryforwards were $23.9 million and $21.4 million, respectively. The tax carryforwards are comprised of net operating loss carryforwards and other tax credit carryovers. A majority of the net operating losses and other tax credits can be carried forward for a period not greater than 20 years.

We recorded valuation allowances for substantially all of our federal deferred tax assets and loss carryforwards, and tax loss carryforwards of certain non-U.S. subsidiaries.

Effective June 3, 2007, we adopted the provisions of FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement approach for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The application of FIN 48 would have resulted in an increase in retained earnings of $1.6 million, except that the increase was fully offset by the application of valuation allowance against net operating losses. As of the date of adoption, we had approximately $6.5 million of total gross unrecognized tax benefits.

See Note 8 “Income Taxes” of the notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further information.

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

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP 115-2”), which amends existing guidance for determining whether an other-than-temporary impairment of debt securities has occurred. FSP 115-2 replaces the existing requirement that an entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert (a) it does not have the intent to sell the security, and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. FSP 115-2 will become effective for our first quarter of fiscal 2010. We are currently evaluating the impact of the adoption of FSP 115-2 on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1”), which requires an entity to provide the annual disclosures required by FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, in its interim consolidated financial statements. FSP 107-1 will become effective for our first quarter of fiscal 2010. We are currently evaluating the impact of the adoption of FSP 107-2 on our consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 will become effective for first quarter of fiscal 2010. The adoption of SFAS 165 is not expected to have a material impact on our consolidated financial condition or statement of operations.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 8. Financial Statements and Supplementary Data

RICHARDSON ELECTRONICS, LTD.

Consolidated Balance Sheets

(in thousands, except per share amounts)

	May 30, 2009	May 31, 2008
Assets
Current assets:
Cash and cash equivalents	$43,887	$40,042
Receivables, less allowance of $2,396 and $1,635	92,449	109,520
Inventories	81,165	93,858
Prepaid expenses	5,245	4,300
Deferred income taxes	2,591	2,121

Total current assets	225,337	249,841

Non-current assets:
Property, plant and equipment, net	19,371	28,635
Goodwill	—	1,483
Deferred financing costs, net	432	758
Non-current deferred income taxes	3,385	3,875
Assets held for sale	—	105
Other non-current assets	290	1,538

Total non-current assets	23,478	36,394

Total assets	$248,815	$286,235

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$52,996	$58,860
Accrued liabilities	18,371	21,818

Total current liabilities	71,367	80,678

Non-current liabilities:
Long-term debt	52,353	55,683
Long-term income tax liabilities	5,016	6,768
Other non-current liabilities	1,386	1,676

Total non-current liabilities	58,755	64,127

Total liabilities	130,122	144,805

Commitments and contingencies	—	—

Stockholders’ equity
Common stock, $0.05 par value; issued 15,930 shares at May 30, 2009, and 15,929 shares at May 31, 2008	797	797
Class B common stock, convertible, $0.05 par value; issued 3,048 shares at May 30, 2009, and at May 31, 2008	152	152
Preferred stock, $1.00 par value, no shares issued	—	—
Additional paid-in-capital	120,370	119,735
Common stock in treasury, at cost, 1,065 shares at May 30, 2009, and at May 31, 2008	(6,310)	(6,310)
Retained earnings (accumulated deficit)	(2,475)	11,098
Accumulated other comprehensive income	6,159	15,958

Total stockholders’ equity	118,693	141,430

Total liabilities and stockholders’ equity	$248,815	$286,235

See notes to consolidated financial statements.

RICHARDSON ELECTRONICS, LTD.

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Fiscal Year Ended
	May 30, 2009	May 31, 2008	June 2, 2007
Statements of Operations
Net sales	$496,379	$568,409	$557,291
Cost of sales	386,749	432,810	424,888

Gross profit	109,630	135,599	132,403
Selling, general, and administrative expenses	110,448	125,330	128,175
Impairment of goodwill	1,472	11,506	—
(Gain) loss on disposal of assets	5,854	27	(3,616)

Operating income (loss)	(8,144)	(1,264)	7,844

Other (income) expense:
Interest expense	4,600	6,854	5,292
Investment income	(329)	(928)	(992)
Foreign exchange (gain) loss	(1,316)	1,485	(1,078)
(Gain) loss on retirement of long-term debt	(849)	—	2,540
Other, net	164	14	(100)

Total other expense	2,270	7,425	5,662

Income (loss) from continuing operations before income taxes	(10,414)	(8,689)	2,182
Income tax provision (benefit)	1,750	(218)	634

Income (loss) from continuing operations	(12,164)	(8,471)	1,548
Discontinued operations:
Income (loss) from discontinued operations, net of provision for income tax of $0, $21, and $3,428, respectively	—	45	(2,434)
Gain on sale of discontinued operations, net of provision for income tax of $2,824	—	—	41,565

Income from discontinued operations	—	45	39,131

Net income (loss)	$(12,164)	$(8,426)	$40,679

Net income (loss) per common share—basic:
Income (loss) from continuing operations	$(0.69)	$(0.48)	$0.09
Income from discontinued operations	0.00	0.00	2.27

Net income (loss) per common share—basic	$(0.69)	$(0.48)	$2.36

Net income (loss) per Class B common share—basic:
Income (loss) from continuing operations	$(0.62)	$(0.43)	$0.08
Income from discontinued operations	0.00	0.00	2.04

Net income (loss) per Class B common share—basic	$(0.62)	$(0.43)	$2.12

Net income (loss) per common share—diluted:
Income (loss) from continuing operations	$(0.69)	$(0.48)	$0.09
Income from discontinued operations	0.00	0.00	2.21

Net income (loss) per common share—diluted	$(0.69)	$(0.48)	$2.30

Net income (loss) per Class B common share—diluted:
Income (loss) from continuing operations	$(0.62)	$(0.43)	$0.08
Income from discontinued operations	0.00	0.00	2.03

Net income (loss) per Class B common share—diluted	$(0.62)	$(0.43)	$2.11

Weighted average number of shares:
Common shares—basic	14,857	14,794	14,517

Class B common shares—basic	3,048	3,048	3,048

Common shares—diluted	14,857	14,794	17,667

Class B common shares—diluted	3,048	3,048	3,048

Dividends per common share	$0.080	$0.120	$0.160

Dividends per Class B common share	$0.072	$0.108	$0.144

See notes to consolidated financial statements.

RICHARDSON ELECTRONICS, LTD.

Consolidated Statements of Cash Flows

(in thousands)

	Fiscal Year Ended
	May 30, 2009	May 31, 2008	June 2, 2007
Operating activities:
Net income (loss)	$(12,164)	$(8,426)	$40,679
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,546	5,257	6,126
Inventory provisions	9,835	3,977	859
(Gain) loss on disposal of assets	5,854	27	(3,582)
(Gain) loss on retirement of long-term debt	(849)	—	2,540
Impairment of goodwill	1,472	11,506	—
Gain on disposition of segment of business	—	—	(41,565)
Write-off of deferred financing costs	—	643	62
Stock compensation expense	630	687	953
Deferred income taxes	(126)	(3,026)	309
Accounts receivable	12,219	3,535	(3,635)
Inventories	244	19,426	(10,695)
Prepaid expenses	(620)	2,532	(1,521)
Accounts payable	(4,950)	2,344	4,871
Accrued liabilities	(3,349)	(6,928)	(2,234)
Other	(1,661)	(3,638)	(2,127)

Net cash provided by (used in) operating activities	11,081	27,916	(8,960)

Investing activities:
Capital expenditures	(1,197)	(4,464)	(6,401)
Proceeds from sale of assets	189	1,137	5,093
Proceeds from sale of segment of business, net of transaction expenses paid	—	—	78,114
Contingent purchase price consideration	2	(256)	—
(Gain) loss on sale of investments	1	(124)	(709)
Proceeds from sales of available-for-sale securities	161	707	3,774
Purchases of available-for-sale securities	(161)	(196)	(274)

Net cash provided by (used in) investing activities	(1,005)	(3,196)	79,597

Financing activities:
Proceeds from borrowings	120,000	197,700	258,561
Payments on debt	(120,000)	(263,340)	(250,419)
Restricted cash	—	61,899	(61,899)
Proceeds from issuance of common stock	5	69	1,948
Cash dividends	(1,409)	(2,107)	(2,764)
Payments on retirement of long-term debt	(2,364)	—	(15,915)
Other	—	(95)	(674)

Net cash used in financing activities	(3,768)	(5,874)	(71,162)

Effect of exchange rate changes on cash and cash equivalents	(2,463)	3,760	951

Increase in cash and cash equivalents	3,845	22,606	426
Cash and cash equivalents at beginning of period	40,042	17,436	17,010

Cash and cash equivalents at end of period	$43,887	$40,042	$17,436

Supplemental Disclosure of Cash Flow Information:
Cash paid during the fiscal year for:
Interest	$4,422	$6,138	$11,142
Income taxes	$2,580	$6,147	$2,530

See notes to consolidated financial statements.

RICHARDSON ELECTRONICS, LTD.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)

(in thousands)

	Comprehensive Income (Loss)	Common	Class B Common	Par Value	Additional Paid In Capital	Treasury Stock	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Discontinued Accumulated Other Comprehensive Income (Loss)	Total
Balance June 3, 2006:		15,663	3,093	$938	$119,149	$(7,473)	$(19,048)	$897	$3,777	$98,240
Comprehensive income:
Net income	$40,679	—	—	—	—	—	40,679	—	—	40,679
Currency translation	2,566	—	—	—	—	—	—	1,459	1,107	2,566
Fair value adjustments on investments	(281)	—	—	—	—	—	—	(281)	—	(281)

Comprehensive income	$42,964

Share-based compensation:
Nonvested restricted stock		—	—	—	108	—	—	—	—	108
Stock options		—	—	—	777	—	—	—	—	777
Employee stock purchase plan		—	—	—	153	—	—	—	—	153
Common stock issued		212	—	10	1,522	415	—	—	—	1,947
Restricted stock grants		—	—	—	(65)	69	—	—	—	4
Conversion of Class B shares to common stock		45	(45)	—	—	—	—	—	—	—
Recognition of currency translation		—	—	—	—	—	—	—	(4,884)	(4,884)
Dividends paid to:
Common ($0.160 per share)		—	—	—	(2,323)	—	—	—	—	(2,323)
Class B ($0.144 per share)		—	—	—	(441)	—	—	—	—	(441)

Balance June 2, 2007		15,920	3,048	948	118,880	(6,989)	21,631	2,075	—	136,545
Comprehensive income:
Net loss	$(8,426)	—	—	—	—	—	(8,426)	—	—	(8,426)
Currency translation	14,110	—	—	—	—	—	—	14,110	—	14,110
Fair value adjustments on investments	(227)	—	—	—	—	—	—	(227)	—	(227)

Comprehensive income	$5,457

Share-based compensation:
Nonvested restricted stock		—	—	—	22	—	—	—	—	22
Stock options		—	—	—	629	—	—	—	—	629
Employee stock purchase plan		—	—	—	36	—	—	—		36
Common stock issued		9	—	1	68	—	—	—	—	69
Restricted stock grants		—	—	—	(58)	62	—	—	—	4
Employee stock option plan grant		—	—	—	213	335	—	—	—	548
Employee stock purchase plan issuance		—	—	—	(55)	282	—	—	—	227

RICHARDSON ELECTRONICS, LTD.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)—(Continued)

(in thousands)

	Comprehensive Income (Loss)	Common	Class B Common	Par Value	Additional Paid In Capital	Treasury Stock	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Discontinued Accumulated Other Comprehensive Income (Loss)	Total
Dividends paid to:
First Quarter Ended September 1, 2007
Common ($0.04 per share)		—	—	—	—	—	(592)	—	—	(592)
Class B ($0.036 per share)		—	—	—	—	—	(110)	—	—	(110)
Second Quarter Ended December 1, 2007
Common ($0.04 per share)		—	—	—	—	—	(593)	—	—	(593)
Class B ($0.036 per share)		—	—	—	—	—	(110)	—	—	(110)
Third Quarter Ended March 1, 2008
Common ($0.02 per share)		—	—	—	—	—	(296)	—	—	(296)
Class B ($0.018 per share)		—	—	—	—	—	(55)	—	—	(55)
Fourth Quarter Ended May 31, 2008
Common ($0.02 per share)		—	—	—	—	—	(296)	—	—	(296)
Class B ($0.018 per share)		—	—	—	—	—	(55)	—	—	(55)

Balance May 31, 2008		15,929	3,048	949	119,735	(6,310)	11,098	15,958	—	141,430
Comprehensive loss:
Net loss	$(12,164)	—	—	—	—	—	(12,164)	—	—	(12,164)
Currency translation	(9,724)	—	—	—	—	—	—	(9,724)	—	(9,724)
Fair value adjustments on investments	(75)	—	—	—	—	—	—	(75)	—	(75)

Comprehensive loss	$(21,963)

Share-based compensation:
Nonvested restricted stock		—	—	—	32	—	—	—	—	32
Stock options		—	—	—	598	—	—	—	—	598
Common stock issued		1	—	—	5	—	—	—	—	5
Dividends paid to:
Common ($0.080 per share)		—	—	—	—	—	(1,189)	—	—	(1,189)
Class B ($0.072 per share)		—	—	—	—	—	(220)	—	—	(220)

Balance May 30, 2009		15,930	3,048	$949	$120,370	$(6,310)	$(2,475)	$6,159	$—	$118,693

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

(in thousands, except per share amounts)

1. SIGNIFICANT ACCOUNTING POLICIES

Description of the Company: Richardson Electronics, Ltd. (“the Company”, “we”, “us”, and “our”) was originally incorporated in the state of Illinois in 1947 and is currently incorporated in the state of Delaware. We are a global provider of engineered solutions and a global distributor of electronic components to the radio frequency (“RF”), wireless and power conversion, electron device, and display systems markets with total sales in fiscal 2009 of $496.4 million. Utilizing our core engineering and manufacturing capabilities, our strategy is to provide specialized technical expertise and value-add, or “engineered solutions.” We provide solutions and add value through design-in support, systems integration, prototype design and manufacturing, testing, and logistics for end products of our customers. Design-in support includes component modifications or the identification of lower-cost product alternatives or complementary products.

Our fiscal year 2009 began on June 1, 2008, and ended on May 30, 2009. Unless otherwise noted, all references in this document to a particular year shall mean our fiscal year.

Our products include primarily RF and microwave components, power semiconductors, electron tubes, microwave generators, and data display monitors. These products are used to control, switch or amplify electrical power signals, or are used as display devices in a variety of industrial, commercial, and communication applications.

Principles of Consolidation: The consolidated financial statements include our wholly owned subsidiaries. All intercompany transactions and account balances have been eliminated in consolidation.

Use of Estimates: The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates the significant estimates, including the allowance for doubtful accounts, inventory obsolescence, goodwill impairment testing, incomes taxes, contingencies, and litigation. Management bases the estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances, however, actual results could differ from those estimates.

Reclassifications: The consolidated statements of cash flows for the fiscal years ended May 31, 2008, and June 2, 2007, have been restated to reflect the reclassification of inventory write-downs, prepaid expenses, and other liabilities.

Fair Values of Financial Instruments: The fair values of financial instruments are determined based on quoted market prices and market interest rates as of the end of the reporting period. Our financial instruments include accounts receivable, accounts payable, accrued liabilities, and long-term debt. The fair values of these financial instruments, with the exception of long-term debt as disclosed in Note 6 “Debt” of the notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K, were not materially different from their carrying values at May 30, 2009, and May 31, 2008.

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

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

Allowance for Doubtful Accounts: Our allowance for doubtful accounts includes estimated losses that result from uncollectible receivables. The estimates are influenced by the following: continuing credit evaluation of customers’ financial conditions; aging of receivables, individually and in the aggregate; large number of customers which are widely dispersed across geographic areas; collectability and delinquency history by geographic area; and the fact that no single customer accounts for 10% or more of net sales. Significant changes in one or more of these considerations may require adjustments affecting net income and net carrying value of accounts receivable. The allowance for doubtful accounts was approximately $2.4 million and $1.6 million as of May 30, 2009, and May 31, 2008, respectively.

Inventories: Our worldwide inventories are stated at the lower of cost or market, generally using a weighted-average cost method. Inventories include material, labor, and overhead associated with such inventories. Substantially all inventories represent finished goods held for sale.

Property, Plant and Equipment: Property, plant and equipment are stated at cost, net of accumulated depreciation. Improvements and replacements are capitalized while expenditures for maintenance and repairs are charged to expense as incurred. Provisions for depreciation are computed using the straight-line method over the estimated useful life of the asset. Depreciation expense was approximately $4.3 million, $5.0 million, and $5.2 million during fiscal 2009, 2008, and 2007, respectively. Property, plant and equipment consist of the following (in thousands):

	May 30, 2009	May 31, 2008
Land and improvements	$1,275	$1,278
Buildings and improvements	18,808	19,285
Computer and communications equipment	29,678	30,216
Machinery and other equipment	11,187	17,227

	60,948	68,006
Accumulated depreciation	(41,577)	(39,371)

Property, plant and equipment, net	$19,371	$28,635

Supplemental disclosure information of the estimated useful life of the asset:

Land improvements	10 years
Buildings and improvements	10 – 30 years
Computer and communications equipment	3 – 10 years
Machinery and other equipment	3 – 10 years

In accordance with Accounting Standards Executive Committee (“AcSEC”) Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, (“AcSEC 98-1”) we capitalize all direct costs associated with the application development of this software including software acquisition costs, licensing fees, and consulting costs. AcSEC 98-1 requires these costs to be depreciated once the application development stage is complete. The balance of these capitalized costs that have not yet been placed into service, which is included in our net property, plant and equipment, were $2.4 million and $7.7 million as of May 30, 2009, and May 31, 2008.

During the third quarter of fiscal 2009, we made the decision not to proceed with the implementation of various modules of enterprise resource management software that were in the development stage and were capitalized in accordance with AcSEC 98-1. As a result, we recorded a loss on disposal of assets of $5.8 million during the third quarter of fiscal 2009.

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

Other Non-Current Assets: Other non-current assets consist of the following (in thousands):

	May 30, 2009	May 31, 2008
Investments	$290	$397
Notes receivable	—	1,141

Other non-current assets	$290	$1,538

Our investments are primarily equity securities, all of which are classified as available-for-sale and are carried at their fair value based on quoted market prices. Proceeds from the sale of securities were $0.2 million, $0.7 million, and $3.8 million during fiscal 2009, 2008, and 2007, respectively. We retained $0.2 million and $0.4 million of the proceeds from the sale of securities during the third and fourth quarters of fiscal 2008, respectively. During the second quarter of fiscal 2007, we retained $3.5 million of the proceeds from the sale of securities. In all other periods, all the proceeds from the sale of securities were reinvested. The cost of the equity securities sold was based on a specific identification method. Gross realized gains and losses on those sales were an immaterial amount during fiscal 2009. Gross realized gains on those sales were $0.3 million and $0.8 million during fiscal 2008 and 2007, respectively. Gross realized losses on those sales were $0.2 million and $0.1 million during fiscal 2008 and 2007, respectively. Net unrealized holding losses of $0.1 million have been included in accumulated comprehensive income (loss) during fiscal 2009 and 2008.

The following table presents the disclosure under Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, for the investment in marketable equity securities with fair values less than cost basis (in thousands):

Description of Securities	Marketable Security Holding Length				Total
	Less Than 12 Months		More Than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
May 30, 2009
Common Stock	$20	$1	$25	$5	$45	$6
May 31, 2008
Common Stock	$25	$3	$46	$5	$71	$8

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

Our goodwill impairment testing follows the two-step process as defined in SFAS No. 142. The first step in the process compares the fair value of the reporting unit to its carrying value. If the carrying value of the reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the impairment. In the second step, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit to determine an implied goodwill value. This allocation is similar to a purchase price allocation performed in purchase accounting. If the carrying amount of the reporting unit goodwill exceeds the implied goodwill value, an impairment loss should be recognized in an amount equal to that excess.

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

Our goodwill balances are reviewed for impairment through the application of a fair-value based test, using the end of our third quarter as the measurement date. In performing our annual review of goodwill balances for impairment, we estimate the fair value of each of our reporting units based primarily on projected future operating results, discounted cash flows, and other assumptions. Projected future operating results and cash flows used for valuation purposes may reflect considerable improvements relative to historical periods with respect to, among other things, revenue growth and operating margins. Although we believe our projected future operating results and cash flows and related estimates regarding fair values are based on reasonable assumptions, historically, projected operating results and cash flows have not always been achieved. The failure of one or more of our reporting units to achieve projected operating results and cash flows in the near term or long term could reduce the estimated fair value of the reporting unit below its carrying value and result in the recognition of a goodwill impairment charge.

During the fourth quarter of fiscal 2008, the results of our goodwill impairment tests indicated that the value of goodwill attributable to our Canvys segment was fully impaired. The goodwill impairment tests revealed that the carrying value of our Canvys segment exceeded its fair value, and the carrying amount of goodwill of our Canvys segment, exceeded the implied goodwill value as of the March 1, 2008, measurement date. As a result, we recorded a pre-tax goodwill impairment charge of $11.5 million and a $2.3 million tax benefit related to the charge, during the fourth quarter of fiscal 2008.

During the fourth quarter of fiscal 2009, the results of our goodwill impairment tests indicated that the value of goodwill attributable to our RFPD and EDG segments were fully impaired. The goodwill impairment tests revealed that the carrying values of our RFPD and EDG segments exceeded their fair value, and the carrying amount of goodwill of our RFPD and EDG segments, exceeded the implied goodwill value as of the February 28, 2009, measurement date. As a result, we recorded pre-tax goodwill impairment charges of $0.6 million and $0.9 million for RFPD and EDG, respectively, during the fourth quarter of fiscal 2009. Additionally, a $0.2 million tax benefit was recorded related to the goodwill impairment.

Accrued Liabilities: Accrued liabilities consist of the following (in thousands):

	May 30, 2009	May 31, 2008
Compensation and payroll taxes	$9,543	$10,214
Interest	1,869	1,990
Income taxes	1,745	1,248
Professional fees	576	1,354
Other accrued expenses	4,638	7,012

Accrued liabilities	$18,371	$21,818

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

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

Warranty reserves are established for costs that are expected to be incurred after the sale and delivery of products under warranty. Warranty reserves are included in accrued liabilities on our consolidated balance sheets. The warranty reserves are determined based on known product failures, historical experience, and other available evidence.

Changes in the warranty reserve during fiscal 2009 and 2008 were as follows (in thousands):

Warranty Reserve
Balance at June 2, 2007	$415
Accruals for products sold	593
Utilization	(517)
Adjustment	(114)

Balance at May 31, 2008	$377
Accruals for products sold	571
Utilization	(644)
Adjustment	(70)
Foreign exchange	(7)

Balance at May 30, 2009	$227

The reserve adjustments were a result of lower sales volume of products under warranty and lower than estimated failure rates.

Other Non-Current Liabilities: Other non-current liabilities of $1.4 million at May 30, 2009, and $1.7 million at May 31, 2008, primarily represent pension obligations in various non-US locations.

Foreign Currency Translation: Balance sheet items for our foreign entities, included in our consolidated balance sheet are translated into U.S. dollars at end-of-period spot rates. Gains and losses resulting from translation of foreign subsidiary financial statements are credited or charged directly to accumulated other comprehensive income (loss), a component of stockholders’ equity. Revenues and expenses are translated at the current rate on the date of the transaction. Gains and losses resulting from foreign currency transactions are included in income. Foreign currency transactions reflected in our statements of operations was a gain of $1.3 million during fiscal 2009, a loss of $1.5 million during fiscal 2008, and a gain of $1.1 million during fiscal 2007.

Revenue Recognition: Our product sales are recognized as revenue upon shipment, when title passes to the customer, when delivery has occurred or services have been rendered, and when collectibility is reasonably assured. Our sales are recorded net of discounts and returns based on our historical experience. Our products are often manufactured to meet the specific design needs of our customers’ applications. Our engineers work closely with customers to ensure that our products will meet their needs. Our customers are under no obligation to compensate us for designing the products we sell.

Although we have multiple deliverables in limited circumstances that meet the requirements under Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF No. 00-21”), in every instance where we do have multiple deliverables, the predominant deliverable in the arrangement is always the product sold. Therefore, under the guidance of EITF No. 00-21, we apply the revenue recognition criteria associated with the predominant item, or product sold.

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

Shipping and Handling Fees and Costs: Shipping and handling costs billed to customers are reported as revenue and the related costs are reported as a component of cost of sales.

Income Taxes: We recognize deferred tax assets and liabilities based on the differences between financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based on a number of factors, including both positive and negative evidence, in determining the need for a valuation allowance. Those factors include historical taxable income or loss, projected future taxable income or loss, the expected timing of the reversals of existing temporary differences, and the implementation of tax planning strategies. In circumstances where we or any of our affiliates have incurred three years of cumulative losses which constitute significant negative evidence, positive evidence of equal or greater significance is needed by us at a minimum to overcome that negative evidence before a tax benefit is recognized for deductible temporary differences and loss carryforwards. In evaluating the positive evidence available, expectations as to future taxable income would rarely be sufficient to overcome the negative evidence of recent cumulative losses, even if supported by detailed forecasts and projections. See Note 8 “Income Taxes” of the notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further information.

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

Stock-Based Compensation: During the first quarter of fiscal 2007, we adopted SFAS No. 123(R) which requires the measurement and recognition of compensation cost at fair value for all share-based payments, including stock options. We estimate fair value using the Black-Scholes option-pricing model, which requires assumptions such as expected volatility, risk-free interest rate, expected life, and dividends. Compensation cost is recognized using a graded-vesting schedule over the applicable vesting period, or date on which retirement eligibility is achieved, if shorter (non-substantive vesting period approach). Share-based compensation totaled approximately $0.6 million, $0.7 million, and $1.0 million during fiscal 2009, 2008, and 2007, respectively.

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

Stock options granted to members of the Board of Directors generally vest immediately and stock options granted to employees generally vest over a period of five years and have contractual terms to exercise of ten years. A summary of stock option activity is as follows (in thousands, except option prices and years):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding at June 3, 2006	1,851	$9.26
Granted	319	8.70
Exercised	(212)	7.18
Forfeited	(87)	8.30
Cancelled	(170)	9.88

Options outstanding at June 2, 2007	1,701	$9.40
Granted	340	7.33
Exercised	(9)	7.70
Forfeited	(80)	8.68
Cancelled	(270)	10.60

Options outstanding at May 31, 2008	1,682	$8.84
Granted	285	4.92
Exercised	—	—
Forfeited	(152)	7.19
Cancelled	(142)	8.20

Options outstanding at May 30, 2009	1,673	$8.38	5.59	$1

Options exercisable at May 30, 2009	1,080	$9.22	4.16	$—

There were no stock options exercised during fiscal 2009. The total intrinsic value of options exercised totaled an immaterial amount during fiscal 2008 and $0.5 million during fiscal 2007. The weighted average fair value of stock option grants was $2.26 during fiscal 2009, $2.99 during fiscal 2008, and $3.94 during fiscal 2007. As of May 30, 2009, total unrecognized compensation costs related to unvested stock options was approximately $1.2 million which is expected to be recognized over the remaining weighted average period of five years. The total grant date fair value of stock options vested during fiscal 2009 was $0.7 million.

The fair value of stock options is estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Fiscal Year Ended
	May 30, 2009	May 31, 2008
Expected volatility	51.78%	44.86%
Risk-free interest rate	3.05%	4.39%
Expected lives	6.34	6.31
Annual cash dividend	$0.08	$0.08

The expected volatility assumptions are based on historical experience. The expected stock option life assumption is based on the Securities and Exchange Commission’s (“SEC”) guidance in Staff Accounting Bulletin (“SAB”) No. 107 (“SAB No. 107”). On December 21, 2007, the SEC issued SAB No. 110 stating that they will continue to accept SAB No. 107, past the original expiration date of December 31, 2007. The risk-free interest rate is based on the yield of a treasury note with a remaining term equal to the expected life of the stock option.

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

The following table summarizes information about stock options outstanding at May 30, 2009 (in thousands, except option prices and years):

Exercise Price Range	Outstanding				Exercisable
	Shares	Price	Life	Aggregate Intrinsic Value	Shares	Price	Life	Aggregate Intrinsic Value
$3.46 to $7.50	734	$6.37	6.6	$1	355	$6.82	4.1	$—
$7.75 to $9.00	582	$8.30	6.2	$—	372	$8.24	5.8	$—
$9.23 to $13.81	357	$12.63	2.6	$—	353	$12.66	2.5	$—

Total	1,673	$8.38	5.6	$1	1,080	$9.22	4.2	$—

A summary of restricted stock award transactions was as follows (in thousands):

Shares
Unvested at June 3, 2006	4
Granted	11
Vested	(12)
Cancelled	—

Unvested at June 2, 2007	3
Granted	10
Vested	(1)
Cancelled	—

Unvested at May 31, 2008	12
Granted	—
Vested	(4)
Cancelled	—

Unvested at May 30, 2009	8

Compensation effects arising from issuing stock awards have been charged against income and recorded as additional paid-in-capital in the consolidated statements of stockholders’ equity and comprehensive income (loss) and were immaterial during fiscal 2009 and 2008, and $0.1 million during fiscal 2007.

The Employees’ 2001 Incentive Compensation Plan authorizes the issuance of up to 1,800,000 shares as incentive stock options, non-qualified stock options, or stock awards. Under this plan and predecessor plans, 1,317,627 shares are reserved for future issuance. The Plan authorizes the granting of incentive stock options at the fair market value at the date of grant. Generally, these options become exercisable over five years and expire up to ten years from the date of grant.

On June 16, 2005, our Board of Directors adopted the 2006 Stock Option Plan for Non-Employee Directors which authorizes the issuance of up to 400,000 shares as non-qualified stock options. Under this plan, 265,000 shares of common stock have been reserved for future issuances relating to stock options exercisable based on the passage of time. Each option is exercisable over a period of time from its date of grant at the market value on the grant date and expires after 10 years. This plan replaces the 1996 Stock Option Plan for Non-Employee Directors which was terminated on June 16, 2005.

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

Diluted earnings per share is calculated by dividing net income, adjusted for interest savings, net of tax, on assumed conversion of convertible debentures and notes, by the actual shares outstanding and share equivalents that would arise from the exercise of stock options, certain restricted stock awards, and the assumed conversion of convertible debentures and notes when dilutive. For fiscal 2009, 2008, and 2007, the assumed conversion and the effect of the interest savings of our 7 3/4% convertible senior subordinated notes (“7 3/4 % notes”) and 8% convertible senior subordinated notes (“8% notes”) were excluded because their inclusion would have been anti-dilutive.

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

The per share amounts presented in the consolidated statements of operations are based on the following (amounts in thousands, except per share amounts):

	For the Fiscal Year Ended
	May 30, 2009		May 31, 2008		June 2, 2007
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Numerator for basic and diluted EPS:
Income (loss) from continuing operations	$(12,164)	$(12,164)	$(8,471)	$(8,471)	$1,548	$1,548
Less dividends:
Common stock	1,189	1,189	1,777	1,777	2,323	2,323
Class B common stock	220	220	330	330	441	441

Undistributed losses	$(13,573)	$(13,573)	$(10,578)	$(10,578)	$(1,216)	$(1,216)

Common stock undistributed losses	$(11,457)	$(11,457)	$(8,923)	$(8,923)	$(1,023)	$(1,024)
Class B common stock undistributed losses	(2,116)	(2,116)	(1,655)	(1,655)	(193)	(192)

Total undistributed losses	$(13,573)	$(13,573)	$(10,578)	$(10,578)	$(1,216)	$(1,216)

Income from discontinued operations	$—	$—	$45	$45	$39,131	$39,131
Less dividends:
Common stock	1,189	1,189	1,777	1,777	2,323	2,323
Class B common stock	220	220	330	330	441	441

Undistributed earnings (losses)	$(1,409)	$(1,409)	$(2,062)	$(2,062)	$36,367	$36,367

Common stock undistributed earnings (losses)	$(1,189)	$(1,189)	$(1,739)	$(1,739)	$30,587	$30,621
Class B common stock undistributed earnings (losses)	(220)	(220)	(323)	(323)	5,780	5,746

Total undistributed earnings (losses)	$(1,409)	$(1,409)	$(2,062)	$(2,062)	$36,367	$36,367

Net income (loss)	$(12,164)	$(12,164)	$(8,426)	$(8,426)	$40,679	$40,679
Less dividends:
Common stock	1,189	1,189	1,777	1,777	2,323	2,323
Class B common stock	220	220	330	330	441	441

Undistributed earnings (losses)	$(13,573)	$(13,573)	$(10,533)	$(10,533)	$37,915	$37,915

Common stock undistributed earnings (losses)	$(11,457)	$(11,457)	$(8,885)	$(8,885)	$31,889	$31,924
Class B common stock undistributed earnings (losses)	(2,116)	(2,116)	(1,648)	(1,648)	6,026	5,991

Total undistributed earnings (losses)	$(13,573)	$(13,573)	$(10,533)	$(10,533)	$37,915	$37,915

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

	For the Fiscal Year Ended
	May 30, 2009		May 31, 2008		June 2, 2007
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Denominator for basic and diluted EPS:
Denominator for basic EPS:	14,857	14,857	14,794	14,794	14,517	14,517

Common stock weighted average shares
Class B common stock weighted average shares, and shares under if-converted method for diluted EPS	3,048	3,048	3,048	3,048	3,048	3,048

Effect of dilutive securities
Unvested restricted stock awards		—		—		4
Dilutive stock options		—		—		98

Denominator for diluted EPS adjusted for weighted average shares and assumed conversions		17,905		17,842		17,667

Income (loss) from continuing operations per share:
Common stock	$(0.69)	$(0.69)	$(0.48)	$(0.48)	$0.09	$0.09

Class B common stock	$(0.62)	$(0.62)	$(0.43)	$(0.43)	$0.08	$0.08

Income from discontinued operations per share:
Common stock	$0.00	$0.00	$0.00	$0.00	$2.27	$2.21

Class B common stock	$0.00	$0.00	$0.00	$0.00	$2.04	$2.03

Net income (loss) per share:
Common stock	$(0.69)	$(0.69)	$(0.48)	$(0.48)	$2.36	$2.30

Class B common stock	$(0.62)	$(0.62)	$(0.43)	$(0.43)	$2.12	$2.11

Note: Common stock options that were anti-dilutive and not included in dilutive earnings per common share were 1,673,127 for fiscal 2009, 1,682,481 for fiscal 2008, and 1,603,127 for fiscal 2007.

New Accounting Pronouncements: In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 expands the disclosure requirements for derivative instruments and hedging activities. This statement specifically requires entities to provide enhanced disclosures addressing the following: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. We adopted SFAS 161 during the third quarter of fiscal year 2009. The adoption of SFAS 161 had no impact on our consolidated financial statements.

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

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

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

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP 115-2”), which amends existing guidance for determining whether an other-than-temporary impairment of debt securities has occurred. FSP 115-2 replaces the existing requirement that an entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert (a) it does not have the intent to sell the security, and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. FSP 115-2 will become effective for our first quarter of fiscal 2010. We are currently evaluating the impact of the adoption of FSP 115-2 on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1”), which requires an entity to provide the annual disclosures required by FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, in its interim consolidated financial statements. FSP 107-1 will become effective for our first quarter of fiscal 2010. We are currently evaluating the impact of the adoption of FSP 107-2 on our consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 will become effective for first quarter of fiscal 2010. The adoption of SFAS 165 is not expected to have a material impact on our consolidated financial condition or statement of operations.

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

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

Net sales, gross profit, interest expense, income tax provision, and income (loss) from discontinued operations for fiscal 2009, 2008, and 2007 were as follows (in thousands):

	Fiscal Year Ended
	May 30, 2009	May 31, 2008	June 2, 2007
Net sales	$—	$736	$107,510
Gross profit	—	209	27,788
Interest expense	—	—	5,883
Income tax provision	—	21	3,428
Income (loss), net of tax	—	45	(2,434)

The net sales, gross profit, income tax provision, and income from discontinued operations during fiscal 2008 only represent the operations of our Colombia location which was included in the SSD/Burtek sale agreement with Honeywell, but were not transferred as part of the May 31, 2007, closing. During the first quarter of fiscal 2008, we mutually agreed with Honeywell that Honeywell would not purchase the SSD/Burtek Colombia business, and that we would wind down the SSD/Burtek Colombia business in exchange for a payment from Honeywell equal to a portion of the value of the SSD/Burtek business in Colombia on May 31, 2007, including reimbursement of related employee severance expenses. We ceased operations of the SSD/Burtek business in Colombia during the third quarter of fiscal 2008. Net sales, gross profit, interest expense, income tax provision and loss from discontinued operations during fiscal 2007 represent all locations included in the SSD/Burtek sale agreement with Honeywell for the entire fiscal year. Results of operations of the SSD/Burtek business in Colombia are included in discontinued operations in accordance with SFAS No. 144.

In accordance with Emerging Issues Task Force Issue No. 87-24, Allocation of Interest to Discontinued Operations we allocated interest expense to discontinued operations (SSD/Burtek) due to the requirement under our existing multi-currency revolving credit agreement (“credit agreement”) to pay the proceeds from the sale of a business to the parties in the credit agreement. As such, interest expense related to the credit agreement of $5.9 million during fiscal 2007 has been included in discontinued operations.

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

Our goodwill impairment testing follows the two-step process as defined in SFAS No. 142. The first step in the process compares the fair value of the reporting unit to its carrying value. If the carrying value of the reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the impairment. In the second step, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit to determine an implied goodwill value. This allocation is similar to a purchase price allocation performed in purchase accounting. If the carrying amount of the reporting unit goodwill exceeds the implied goodwill value, an impairment loss should be recognized in an amount equal to that excess.

Our goodwill balances are reviewed for impairment through the application of a fair-value based test, using the end of our third quarter as the measurement date. In performing our annual review of goodwill balances for

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

impairment, we estimate the fair value of each of our reporting units based primarily on projected future operating results, discounted cash flows, and other assumptions. Projected future operating results and cash flows used for valuation purposes may reflect considerable improvements relative to historical periods with respect to, among other things, revenue growth and operating margins. Although we believe our projected future operating results and cash flows and related estimates regarding fair values are based on reasonable assumptions, historically, projected operating results and cash flows have not always been achieved. The failure of one or more of our reporting units to achieve projected operating results and cash flows in the near term or long term could reduce the estimated fair value of the reporting unit below its carrying value and result in the recognition of a goodwill impairment charge.

During the fourth quarter of fiscal 2008, the results of our goodwill impairment tests indicated that the value of goodwill attributable to our Canvys segment was fully impaired. The goodwill impairment tests revealed that the carrying value of our Canvys segment exceeded its fair value, and the carrying amount of goodwill of our Canvys segment, exceeded the implied goodwill value as of the March 1, 2008, measurement date. As a result, we recorded a pre-tax goodwill impairment charge of $11.5 million and a $2.3 million tax benefit related to the charge, during the fourth quarter of fiscal 2008.

During the fourth quarter of fiscal 2009, the results of our goodwill impairment tests indicated that the value of goodwill attributable to our RFPD and EDG segments were fully impaired. The goodwill impairment tests revealed that the carrying values of our RFPD and EDG segments exceeded their fair value, and the carrying amount of goodwill of our RFPD and EDG segments, exceeded the implied goodwill value as of the February 28, 2009, measurement date. As a result, we recorded pre-tax goodwill impairment charges of $0.6 million and $0.9 million for RFPD and EDG, respectively, during the fourth quarter of fiscal 2009. Additionally, a $0.2 million tax benefit was recorded related to the goodwill impairment.

The table below provides changes in carrying value of goodwill by reportable segment which includes RFPD, EDG, and Canvys (in thousands):

	Goodwill
	Reportable Segments
	RFPD	EDG	Canvys	Total
Balance at June 2, 2007	$263	$902	$10,446	$11,611
Contingent purchase price consideration	256	—	—	256
Foreign currency translation	32	30	1,060	1,122
Impairment of goodwill	—	—	(11,506)	(11,506)

Balance at May 31, 2008	$551	$932	$—	$1,483
Contingent purchase price consideration	(2)	—	—	(2)
Foreign currency translation	8	(17)	—	(9)
Impairment of goodwill	(557)	(915)	—	(1,472)

Balance at May 30, 2009	$—	$—	$—	$—

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

Intangible assets subject to amortization as well as amortization expense are as follows (in thousands):

	Intangible Assets Subject to Amortization as of
	May 30, 2009	May 31, 2008
Gross amounts:
Deferred financing costs	$1,115	$2,744
Patents and trademarks	478	478

Total gross amounts	$1,593	$3,222

Accumulated amortization:
Deferred financing costs	$683	$1,986
Patents and trademarks	478	478

Total accumulated amortization	$1,161	$2,464

Deferred financing costs decreased during fiscal 2009 due primarily to the write-off of previously capitalized deferred financing costs of $0.1 million related to the retirement of $3.3 million of the 8% convertible senior subordinated notes (“8% notes”) on November 7, 2008, and the write-off of fully amortized deferred financing costs.

Amortization expense during fiscal years 2009 and 2008 was as follows (in thousands):

	Amortization of Intangible Assets Subject to Amortization
	May 30, 2009	May 31, 2008
Deferred financing costs	$209	$275

Total	$209	$275

The amortization expense associated with the intangible assets subject to amortization for the next five years is presented in the following table (in thousands):

Fiscal Year	Amortization Expense
2010	$190
2011	$190
2012	$52
2013	$—
2014	$—
Thereafter	$—

The weighted average number of years of amortization expense remaining is 2.27.

4. RESTRUCTURING CHARGES

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

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

As a result of our 2007 Restructuring Plan, restructuring charges of $2.2 million were recorded in selling, general, and administrative expenses (“SG&A”) during fiscal 2007. During the first nine months of fiscal 2008, severance costs of $1.3 million were paid out, completing all the severance payments associated with the 2007 Restructuring Plan.

5. DISPOSAL OF ASSETS

During the third quarter of fiscal 2009, we made the decision not to proceed with the implementation of various modules of enterprise resource management software that were in the development stage and were capitalized in accordance with AcSEC 98-1. As a result, we recorded a loss on disposal of assets of $5.8 million during the third quarter of fiscal 2009.

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

6. DEBT FINANCING

Long-term debt consists of the following (in thousands):

	May 30, 2009	May 31, 2008
7 3/4% notes, due December 2011	$44,683	$44,683
8% notes, due June 2011	7,670	11,000
Revolving credit agreement, due July 2010	—	—

Total debt	52,353	55,683
Less: current portion	—	—

Long-term debt	$52,353	$55,683

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

As of May 30, 2009, we maintained $52.4 million in long-term debt in the form of two series of convertible notes. On November 7, 2008, we retired $3.3 million of the 8% notes at approximately 71% of par value, which resulted in a gain of $0.8 million, net of deferred financing costs of $0.1 million. As the revolving credit agreement allows us to retire up to $15.0 million of our outstanding notes, we did not need to obtain a waiver from our lending group to permit the retirement of $3.3 million of the 8% notes. The retirement was financed through the use of cash available as of November 7, 2008.

We entered into a revolving credit agreement on July 27, 2007, which included a Euro sub-facility of $15.0 million and a Singapore sub-facility of $5.0 million. Pursuant to an amendment to the revolving credit agreement entered into on February 29, 2008, the Euro sub-facility and Singapore sub-facility individual limits were increased to $20.0 million each; however, the total amount of the combined Euro sub-facility and Singapore sub-facility is limited to $25.0 million. The U.S. facility is reduced by the amounts drawn on the Euro sub-facility and Singapore sub-facility, maintaining a total capacity of $40.0 million on the revolving credit agreement. Pursuant to an amendment to the revolving credit agreement entered into on July 20, 2009, the total capacity was reduced from $40.0 million to $25.0 million. This revolving credit agreement expires in July 2010 and bears interest at applicable LIBOR, SIBOR, or prime rates plus a margin varying with certain quarterly borrowings under the revolving credit agreement. This revolving credit agreement is secured by a lien on our U.S. assets and also contains a financial covenant requiring us to maintain a leverage ratio of less than 2.0 to 1.0. Pursuant to an amendment to the revolving credit agreement entered into on November 29, 2007, the leverage ratio was increased to 3.0 to 1.0 for the fiscal quarters ended December 1, 2007, and March 1, 2008. The commitment fee related to the revolving credit agreement is 0.25% per annum payable quarterly on the average daily unused portion of the aggregate commitment. As of May 30, 2009, there were no amounts outstanding under the revolving credit agreement. Outstanding letters of credit were approximately $0.1 million and we also had $2.5 million reserved for usage on our commercial credit card program, leaving an unused line of $22.4 million as of May 30, 2009. Based on our loan covenants, actual available credit as of May 30, 2009, was $22.4 million.

Pursuant to an amendment to the revolving credit agreement entered into on July 20, 2009, the definition of the leverage ratio has been modified to exclude goodwill impairment charges, severance expense, and inventory write-downs in the calculation of adjusted earnings before interest, taxes, depreciation, and amortization (“EBITDA”), for the fiscal year ended May 30, 2009. We were in compliance with our loan covenants as of May 30, 2009, without this amendment to our revolving credit agreement.

Pursuant to an amendment to the revolving credit agreement entered into on July 29, 2008, the definition of the leverage ratio was modified to exclude the goodwill impairment charge in the calculation of adjusted EBITDA, for the fiscal year ended May 31, 2008. We were in compliance with our loan covenants as of May 31, 2008, without this amendment to our revolving credit agreement.

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

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

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

Interest expense was $4.6 million, $6.9 million, and $5.3 million during fiscal 2009, 2008, and 2007, respectively. The components of interest expense from continuing operations are shown in the following table (in thousands):

	FY 2009	FY 2008	FY 2007
7 3/4% notes interest expense	$3,463	$3,463	$3,405
8% notes interest expense	728	880	1,312
Revolving credit agreement interest expense	97	955	—
Deferred financing costs amortization	209	275	488
Write-off of deferred financing costs	—	643	62
Credit agreement interest expense	—	556	—
Other	103	82	25

Total interest expense	$4,600	$6,854	$5,292

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

In the following table, the estimated fair values of our 7 3/4% notes and 8% notes are based on quoted market prices at the end fiscal year 2009 and 2008. The fair values of the bank term loans are based on carrying value (in thousands):

	May 30, 2009		May 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
7 3/4% notes	$44,683	$38,235	$44,683	$37,534
8% notes	7,670	6,789	11,000	10,283
Revolving credit agreement	—	—	—	—

Total	52,353	45,024	55,683	47,817
Less: current portion	—	—	—	—

Total	$52,353	$45,024	$55,683	$47,817

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

Aggregate maturities of our debt during the next five years are as follows (in thousands):

Fiscal Year	Aggregate Debt Maturities
2010	$—
2011	$—
2012	$52,353
2013	$—
2014	$—
Thereafter	$—

Cash payments for interest were $4.4 million, $6.1 million, and $11.1 million, during fiscal 2009, 2008, and 2007, respectively.

7. LEASE OBLIGATIONS, OTHER COMMITMENTS, AND CONTINGENCIES

We lease certain warehouse and office facilities and office equipment under non-cancelable operating leases. Rent expense during fiscal 2009, 2008, and 2007 was $4.0 million, $4.7 million, and $4.2 million, respectively. Future lease commitments for minimum rentals, including common area maintenance charges and property taxes, during the next five years are as follows (in thousands):

Fiscal Year	Expense
2010	$3,057
2011	$1,581
2012	$1,061
2013	$640
2014	$444
Thereafter	$933

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

8. INCOME TAXES

The components of income (loss) before income taxes are (in thousands):

	Fiscal Year Ended
	May 30, 2009	May 31, 2008	June 2, 2007
United States	$(15,773)	$(16,098)	$(14,242)
Foreign	5,359	7,409	16,424

Income (loss) before income taxes	$(10,414)	$(8,689)	$2,182

The provision for income taxes differs from income taxes computed at the federal statutory tax rate of 34% during fiscal 2009, 2008, and 2007 as a result of the following items (in thousands):

	Fiscal Year Ended
	May 30, 2009	May 31, 2008	June 2, 2007
Federal statutory rate	(34.0%)	(34.0%)	34.0%
Effect of:
State income taxes, net of federal tax benefit	(3.6)	(5.7)	(20.2)
Foreign income inclusion	30.0	50.0	108.8
U.S. income inclusion from foreign restructuring	—	—	68.2
Foreign taxes at other rates	6.1	(20.4)	(113.0)
Foreign permanent tax differences	5.0	4.8	15.2
Tax reserves	(10.4)	2.8	0.1
Net increase (decrease) in valuation allowance for deferred tax assets	27.5	(1.4)	(64.9)
Other	(3.8)	1.4	0.9

Effective tax rate	16.8%	(2.5%)	29.1%

The effective income tax rates during fiscal 2009, 2008, and 2007 were 16.8%, (2.5%), and 29.1%, respectively. The difference between the effective tax rates as compared to the U.S. federal statutory rate of 34% primarily results from our geographical distribution of taxable income or losses and valuation allowances related to net operating losses.

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

The provision for income taxes consists of the following (in thousands):

	Fiscal Year Ended
	May 30, 2009	May 31, 2008	June 2, 2007
Current:
Federal	$—	$—	$—
State	—	—	—
Foreign	1,898	1,980	3,170

Total current	1,898	1,980	3,170

Deferred:
Federal	—	(492)	(2,040)
State	—	(45)	(185)
Foreign	(148)	(1,661)	(311)

Total deferred	(148)	(2,198)	(2,536)

Income tax provision (benefit)	$1,750	$(218)	$634

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities as of May 30, 2009, and May 31, 2008, are as follows (in thousands):

	May 30, 2009	May 31, 2008
Deferred tax assets:
NOL carryforwards—foreign and domestic	$22,694	$20,235
Inventory valuation	6,642	6,642
Goodwill—impaired assets	2,851	3,750
Alternative minimum tax credit carryforward	1,193	1,193
Severance reserve	961	438
Other	3,869	3,432

Subtotal	38,210	35,690
Valuation allowance—foreign and domestic	(28,969)	(26,112)

Net deferred tax assets after valuation allowance	9,241	9,578

Deferred tax liabilities:
Accelerated depreciation	(3,260)	(3,579)
Other	(5)	(3)

Subtotal	(3,265)	(3,582)

Net deferred tax assets	$5,976	$5,996

Supplemental disclosure of deferred tax asset information:
Domestic	$29,488	$25,995
Foreign	$5,457	$6,110

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

As of May 30, 2009, domestic federal net operating loss (“NOL”) carryforwards amount to approximately $53.3 million. These federal NOLs expire between 2024 and 2029. Domestic state NOL carryforwards amount to approximately $70.8 million. These state NOLs expire between 2010 and 2029. Foreign NOL carryforwards total approximately $7.8 million with various or indefinite expiration dates. We also have an alternative minimum tax credit carryforward as of May 30, 2009, in the amount of $1.2 million that has an indefinite carryforward period.

Income taxes paid, including foreign estimated tax payments, were $2.6 million, $6.1 million, and $2.5 million during fiscal 2009, 2008, and 2007, respectively.

As of May 30, 2009, all of the cumulative positive earnings of our foreign subsidiaries, which amounted to $126.5 million, are still considered permanently reinvested pursuant to APB No. 23, Accounting for Income Taxes-Special Areas. Due to various tax attributes that are continually changing, it is not possible to determine what, if any, tax liability might exist if such earnings were to be repatriated.

In the normal course of business, we are subject to examination by taxing authorities throughout the world. We are no longer subject to either U.S. federal, state, or local tax examinations by tax authorities for years prior to fiscal year 2004. With few exceptions, we are no longer subject to non-U.S. income tax examinations by tax authorities for years prior to fiscal year 2002. Our primary foreign tax jurisdictions are China, Japan, Germany, Singapore, and the Netherlands. We have tax years open in Singapore beginning in fiscal year 2002; in Japan beginning in fiscal year 2003; in the Netherlands, and Germany beginning in fiscal year 2004; and in China beginning in fiscal year 2006.

Effective June 3, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes, (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement approach for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The application of FIN 48 would have resulted in an increase in retained earnings of $1.6 million, except that the increase was fully offset by the application of valuation allowance against net operating losses. As of the date of adoption, we had approximately $6.5 million of total gross unrecognized tax benefits.

The uncertain tax positions as of May 30, 2009, and May 31, 2008, totaled $4.3 million and $6.0 million, respectively. Unrecognized tax benefits of $1.6 million would affect our effective tax rate if recognized. The following table summarizes the activity related to the unrecognized tax benefits (in thousands):

	May 30, 2009	May 31, 2008
Unrecognized tax benefits, beginning of period	$5,959	$6,481
Increases/(Decreases) due to currency translation	(671)	123
Increase due to positions from prior period	138	—
Decrease due to positions from prior period	(83)	—
Decreases due to settlements	—	(218)
Decreases related to the expiration of statute of limitations	(1,002)	(427)

Unrecognized tax benefits, end of period	$4,341	$5,959

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

We record penalties and interest relating to uncertain tax positions in the income tax expense line item within the consolidated statements of operations and comprehensive income (loss). As of May 30, 2009 and May 31, 2008, we have recorded a liability for interest and penalties of $0.8 million and $0.9 million, respectively.

It is reasonably possible that there will be a change in the unrecognized tax benefits, excluding interest and penalties, in the range of $0 to approximately $1.1 million due to the expiration of various statutes of limitations within the next 12 months.

9. EMPLOYEE BENEFIT PLANS

Employee Stock Purchase Plan: The Employee Stock Purchase Plan (“ESPP”) provides substantially all employees an opportunity to purchase our common stock at 85% of the stock price at the end of the fiscal year. At May 30, 2009, the ESPP had 214,170 shares reserved for future issuance. The ESPP was not offered to our employees for fiscal 2009.

Employee Stock Ownership Plan: One of our US employee retirement plans is an Employee Stock Ownership Plan (“ESOP”). Annual contributions to this plan are at the discretion of our Board of Directors. During fiscal 2007, contributions in stock of $0.5 million were made to the ESOP, which is based on the stock price at the date contributed, on June 2, 2007. Shares are included in the calculation of earnings per share and dividends are paid to the ESOP from the date the shares are contributed.

Employee Profit Sharing Plan: The employee profit sharing plan is for US-employees, and is a defined contribution profit sharing plan. Annual contributions in cash are made at the discretion of the Board of Directors. The profit sharing plan has a 401(k) provision whereby we match 50% of employee contributions up to 4% of pay. As a result of the weakening global economy, we elected not to match employee contributions for fiscal 2009. Charges to expense for matching contributions to these plans were $0.6 million and $0.6 million, during fiscal 2008 and 2007, respectively.

Foreign employees are covered by a variety of government mandated programs.

10. SEGMENT AND GEOGRAPHIC INFORMATION

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

Each segment is directed by a Vice President and General Manager who reports to the Chief Executive Officer (“CEO”) or the Executive Vice President of Business Development. The CEO evaluates performance and allocates resources, in part, based on the direct operating contribution of each segment. Direct operating contribution is defined as gross profit less direct SG&A expenses.

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

During the second quarter of fiscal 2009, we renamed our DSG business unit Canvys. This change from DSG to Canvys signifies its evolution to a market-driven solutions group.

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

Operating results and assets by segment are summarized in the following table (in thousands):

	Net Sales	Gross Profit(1)	Direct Operating Contribution (Loss)(1)(2)	Assets(3)
Fiscal 2009
RFPD	$355,189	$76,031	$34,748	$120,072
EDG	82,168	21,512	6,860	36,702
Canvys	59,019	12,405	(1,728)	13,071

Total	$496,376	$109,948	$39,880	$169,845

Fiscal 2008
RFPD	$376,203	$85,323	$42,569	$129,424
EDG	108,272	35,049	19,813	45,690
Canvys	79,655	15,740	(12,629)	24,520

Total	$564,130	$136,112	$49,753	$199,634

Fiscal 2007
RFPD	$369,936	$84,338	$48,650	$124,594
EDG	108,029	35,490	23,066	49,684
Canvys	75,273	16,597	(924)	34,661

Total	$553,238	$136,425	$70,792	$208,939

(1)	Included in gross profit and direct operating contribution (loss) during fiscal 2009 are inventory write-downs of $2.3 million for RFPD, $4.8 million for EDG, and $2.4 million for Canvys. Included in gross profit and direct operating contribution (loss) during fiscal 2008 are inventory write-downs of $0.9 million for RFPD and $1.9 million for Canvys.
(2)	Included in direct operating contribution (loss) during fiscal 2009 is a goodwill impairment charge of $0.6 million for RFPD and $0.9 million for EDG. Included in direct operating contribution (loss) during fiscal 2008 is a goodwill impairment charge of $11.5 million for Canvys.
(3)	Accounts receivable, inventory, and goodwill are identified by segment. Cash, net property plant and equipment, and other assets are not identifiable by segment.

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

A reconciliation of net sales, gross profit, operating income (loss), and assets to the relevant consolidated amounts is as follows (in thousands):

	Fiscal Year Ended
	May 30, 2009	May 31, 2008	June 2, 2007
Segment net sales	$496,376	$564,130	$553,238
Corporate	3	4,279	4,053

Net sales	$496,379	$568,409	$557,291

Segment gross profit(1)	$109,948	$136,112	$136,425
Manufacturing variances and other costs	(318)	(513)	(4,022)

Gross profit	$109,630	$135,599	$132,403

Segment direct operating contribution(1)	$39,880	$49,753	$70,792
Manufacturing variances and other costs	(318)	(513)	(4,022)
Regional selling expenses	—	—	(11,633)
Administrative expenses(2)(3)	(41,852)	(50,477)	(50,909)
Gain (loss) on disposal of assets(4)	(5,854)	(27)	3,616

Operating income (loss)	$(8,144)	$(1,264)	$7,844

Segment assets	$169,845	$199,634	$208,939
Cash, cash equivalents, and restricted cash	43,887	40,042	79,335
Other current assets(5)	11,605	11,648	25,815
Net property	19,371	28,635	29,278
Other assets(6)	4,107	6,276	5,457
Assets of discontinued operations held for sale	—	—	247

Total assets	$248,815	$286,235	$349,071

(1)	Included in gross profit and direct operating contribution (loss) during fiscal 2009 are inventory write-downs of $2.3 million for RFPD, $4.8 million for EDG, and $2.4 million for Canvys. Included in gross profit and direct operating contribution (loss) during fiscal 2008 are inventory write-downs of $0.9 million for RFPD and $1.9 million for Canvys.
(2)	Included in administrative expenses during fiscal 2009 is the write-off of $0.7 million of a long-term note receivable.
(3)	Included in administrative expenses during fiscal 2008 is severance expense of $2.5 million primarily relating to the refocusing of Canvys.
(4)	Included in (gain) loss on disposal of assets is a loss on disposal of $5.8 million during fiscal 2009, related to the disposal of various modules of enterprise resource management software. See Note 5 “Disposal of Assets” of the notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for additional discussion on disposal of assets.
(5)	Other current assets include miscellaneous receivables, prepaid expenses, and current deferred income taxes.
(6)	Other assets include investments, notes receivable, assets held for sale, non-current deferred income taxes, and other assets.

Geographic net sales information is primarily grouped by customer destination into five areas: North America; Asia/Pacific; Europe; Latin America; and Corporate. Europe includes sales to the Middle East and Africa. Net sales to Mexico are included as part of Latin America.

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

Net sales, gross profit (loss), operating income (loss), and long-lived assets are presented in the table below (in thousands):

	Fiscal Year Ended
	May 30, 2009	May 31, 2008	June 2, 2007
Net sales
North America	$171,961	$228,466	$229,296
Asia/Pacific	181,906	167,943	165,230
Europe	125,932	151,685	143,823
Latin America	15,319	17,288	16,979
Corporate	1,261	3,027	1,963

Total	$496,379	$568,409	$557,291

Gross profit (loss)
North America(1)	$34,236	$56,832	$61,849
Asia/Pacific(1)	40,942	39,510	39,052
Europe(1)	31,192	40,755	36,481
Latin America(1)	4,739	5,240	4,845
Corporate	(1,479)	(6,738)	(9,824)

Total	$109,630	$135,599	$132,403

Operating income (loss)
North America(1)(2)(3)	$(4,711)	$18,209	$26,965
Asia/Pacific(1)(3)	21,631	20,090	21,282
Europe(1)(3)	6,195	4,272	9,696
Latin America(1)	1,266	442	820
Corporate	(32,525)	(44,277)	(50,919)

Total	$(8,144)	$(1,264)	$7,844

Long-lived assets(4)
North America	$17,928	$26,517	$26,837
Asia/Pacific	514	807	1,092
Europe	810	2,212	2,642
Latin America	119	345	1,193

Total	$19,371	$29,881	$31,764

(1)	Included in gross profit and direct operating contribution (loss) during fiscal 2009 are inventory write-downs of $7.0 million in North America, $0.7 million in Asia/Pacific, $1.7 million in Europe, and $0.1 million in Latin America. Included in gross profit and direct operating contribution (loss) during fiscal 2008 are inventory write-downs of $2.8 million in North America.
(2)	Included in operating income (loss) during fiscal 2009 is a loss on disposal of assets for $5.8 million during fiscal 2009, related to the disposal of various modules of enterprise resource management software. See Note 5 “Disposal of Assets” of the notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for additional discussion on disposal of assets.
(3)	Included in operating income (loss) during fiscal 2009 is a goodwill impairment charge of $0.7 million in North America, $0.8 million in Asia/Pacific, and an immaterial amount in Europe. Included in operating income (loss) during fiscal 2008 is a goodwill impairment charge of $3.5 million in North America and $8.0 million in Europe.
(4)	Long-lived assets include net property and other assets, excluding investments, other intangible assets, and non-current deferred income taxes.

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

Historically, we have not tracked capital expenditures and depreciation by segment as the majority of the spending related to company-wide projects. During fiscal 2009, capital expenditures primarily related to the implementation of various modules and upgrades of PeopleSoft and facility improvements.

11. LITIGATION

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

As of May 30, 2009, we held investments that are required to be measured at fair value on a recurring basis. Our investments (available-for-sale) primarily consist of equity securities of publicly traded companies for which market prices are readily available.

Investments measured at fair value on a recurring basis subject to the disclosure requirements of SFAS No. 157 as of May 30, 2009, were as follows (in thousands):

	Level 1	Level 2	Level 3
Equity securities	$290	$—	$—

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 allows an entity to irrevocably elect fair value for the initial and subsequent measurement of certain financial instruments and other items that are not currently required to be measured at fair value. When the fair value option is elected and a company chooses to record eligible items at fair value, the company must report unrealized gains and losses on those items in results of operations at each subsequent reporting date. Additionally, the transition provisions of SFAS No. 159 permit a one-time election for existing positions at the adoption date, with a cumulative-effect adjustment included in opening retained earnings. All future changes in fair value would be reported in results of operations. SFAS No. 159 became effective for us June 1, 2008, and we did not elect the fair value option for any eligible items as allowed by SFAS No. 159.

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

13. VALUATION AND QUALIFYING ACCOUNTS

The following table presents the valuation and qualifying account activity for the fiscal years ended May 30, 2009, May 31, 2008, and June 2, 2007, (in thousands):

Description	Balance at beginning of period	Charged to expenses		Deductions		Balance at end of period
Year ended May 30, 2009:
Allowance for doubtful accounts	$1,635	$1,094	(1)	$333	(2)	$2,396
Inventory provisions	$17,744	$9,835	(3)	$4,575	(4)	$23,004
Deferred tax asset valuation	$26,112	$2,857		$—		$28,969
Warranty reserves	$377	$571		$721	(5)	$227
Year ended May 31, 2008:
Allowance for doubtful accounts	$1,574	$560	(1)	$499	(2)	$1,635
Inventory provisions	$22,211	$3,977	(3)	$8,444	(4)	$17,744
Deferred tax asset valuation	$27,640	$(1,528	)(6)	$—		$26,112
Warranty reserves	$415	$593		$631	(5)	$377
Year ended June 2, 2007:
Allowance for doubtful accounts	$1,965	$1,165	(1)	$1,556	(2)	$1,574
Inventory provisions	$24,042	$859	(3)	$2,690	(4)	$22,211
Deferred tax asset valuation	$25,840	$1,800		$—		$27,640
Warranty reserves	$836	$629		$1,050	(5)	$415

(1)	Charges to bad debt expense.
(2)	Uncollectible amounts written off, net of recoveries and foreign currency translation.
(3)	Charges to cost of sales. Included in fiscal 2009 are inventory write-downs of $2.3 million for RFPD, $4.8 million for EDG, and $2.4 million for Canvys. Included in fiscal 2008 are inventory write-downs of $0.9 million for RFPD and $1.9 million for Canvys.
(4)	Disposed of inventory.
(5)	Reserve adjustments of $0.1 million, $0.1 million, and $0.5 million were recorded during fiscal 2009, 2008, and 2007, respectively.
(6)	Tax benefit of $1.5 million primarily relates to the goodwill impairment.

14. STOCK REPURCHASE PROGRAM

On January 6, 2009, our Board of Directors approved a share repurchase program authorizing us to purchase up to $12.6 million of our outstanding common stock. Stock repurchases under this program may be made on the open market or in privately negotiated transactions, depending on factors including market conditions and other factors. During the third and fourth quarters of fiscal 2009, we did not repurchase any shares of our common stock under the share repurchase program. The stock repurchase program does not have an expiration date and may be suspended or discontinued at any time.

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

15. SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

Description	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2009(1):
Net sales	$138,947	$132,551	$110,316	$114,565
Gross profit	32,719	33,178	23,726	20,007
Income (loss) from continuing operations	3,693	5,934	(11,385)	(10,406)
Net income (loss)	3,693	5,934	(11,385)	(10,406)

Income (loss) from continuing operations:
Common stock—basic	$0.21	$0.34	$(0.65)	$(0.59)
Class B common stock—basic	$0.19	$0.30	$(0.58)	$(0.53)
Common stock—diluted	$0.20	$0.31	$(0.65)	$(0.59)
Class B common stock—diluted	$0.18	$0.28	$(0.58)	$(0.53)

Net income (loss):
Common stock—basic	$0.21	$0.34	$(0.65)	$(0.59)
Class B common stock—basic	$0.19	$0.30	$(0.58)	$(0.53)
Common stock—diluted	$0.20	$0.31	$(0.65)	$(0.59)
Class B common stock—diluted	$0.18	$0.28	$(0.58)	$(0.53)

Fiscal 2008(2):
Net sales	$129,465	$144,985	$138,866	$155,093
Gross profit	32,638	33,800	31,241	37,920
Loss from continuing operations	(391)	(680)	(2,166)	(5,234)
Income (loss) from discontinued operations	31	24	(10)	—
Net loss	(360)	(656)	(2,176)	(5,234)

Loss from continuing operations:
Common stock—basic	$(0.02)	$(0.04)	$(0.12)	$(0.30)
Class B common stock—basic	$(0.02)	$(0.03)	$(0.11)	$(0.27)
Common stock—diluted	$(0.02)	$(0.04)	$(0.12)	$(0.30)
Class B common stock—diluted	$(0.02)	$(0.03)	$(0.11)	$(0.27)

Income (loss) from discontinued operations:
Common stock—basic	$0.00	$0.00	$(0.00)	$0.00
Class B common stock—basic	$0.00	$0.00	$(0.00)	$0.00
Common stock—diluted	$0.00	$0.00	$(0.00)	$0.00
Class B common stock—diluted	$0.00	$0.00	$(0.00)	$0.00

Net loss:
Common stock—basic	$(0.02)	$(0.04)	$(0.12)	$(0.30)
Class B common stock—basic	$(0.02)	$(0.03)	$(0.11)	$(0.27)
Common stock—diluted	$(0.02)	$(0.04)	$(0.12)	$(0.30)
Class B common stock—diluted	$(0.02)	$(0.03)	$(0.11)	$(0.27)

(1)	During fiscal 2009 we recorded inventory write-downs of $9.5 million, a loss on disposal of assets of $5.8 million, and a goodwill impairment charge of $1.5 million.
(2)	During the fourth quarter of fiscal 2008, we recorded a goodwill impairment charge of $9.2 million, net of a tax benefit of $2.3 million. During the third quarter of fiscal 2008, we recorded inventory write-downs of $2.8 million.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

of Richardson Electronics, Ltd.;

We have audited the accompanying consolidated balance sheets of Richardson Electronics, Ltd. as of May 30, 2009 and May 31, 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended May 30, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Richardson Electronics, Ltd. at May 30, 2009 and May 31, 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended May 30, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 8 to the consolidated financial statements, as of June 3, 2007, the Company changed its method of accounting for uncertain tax provisions to conform with Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”.

/s/ Ernst & Young LLP

Chicago, Illinois

July 23, 2009

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of May 30, 2009.

Disclosure controls and procedures are intended to provide reasonable assurance that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of May 30, 2009.

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

Under the supervision of the Chief Executive Officer and Chief Financial Officer, management conducted an assessment of the effectiveness of our internal control over financial reporting as of May 30, 2009, based on the framework in the Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that assessment, management has concluded that the Company’s internal control over financial reporting was effective as of May 30, 2009.

Attestation Report

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the most recent fiscal year that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On July 17, 2009, the Compensation Committee of the Board of Directors awarded Edward J. Richardson, the Chief Executive Officer of the Company, a cash bonus of $237,811 with respect to fiscal year 2009. The bonus was not awarded pursuant to any bonus compensation plan adopted by the Company. The only bonus compensation plan in which Mr. Richardson participates is the Company’s Edward J. Richardson Incentive Compensation Plan, pursuant to which Mr. Richardson is eligible for cash bonus compensation equal to 2% of the net income of the Company. Mr. Richardson was not eligible for a bonus under this plan for fiscal year 2009 because the Company had a net loss for the fiscal year.

The Compensation Committee made the bonus award to Mr. Richardson in recognition of his management of the Company through the difficult global economic conditions. Specifically, the Board of Directors had asked Mr. Richardson early in fiscal 2009 to reduce the Company’s selling, general and administrative (“SG&A”) expense to an annualized total expense of less than $100 million in order to position the Company for better long term financial performance. Based on the Company’s expense run rate for the fourth quarter of fiscal 2009, the Company’s annualized SG&A expense achieves this goal. As a result, the Compensation Committee believed that it was appropriate to reward Mr. Richardson.

The amount of the cash bonus awarded to Mr. Richardson equals the amount of cash bonus compensation that Mr. Richardson would have earned for fiscal year 2009 if he had participated in the Management Incentive Compensation Plan adopted by the Company for its other corporate executive officers.

Results of Operation and Financial Condition and Declaration of Dividend

On July 22, 2009, we issued a press release reporting results for our fourth quarter and fiscal year ended May 30, 2009, and the declaration of a cash dividend. A copy of the press release is furnished as Exhibit 99.1 to this Form 10-K and incorporated by reference herein.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Information concerning directors and executive officers of the registrant will be contained in our Proxy Statement to be issued in connection with our Annual Meeting of Stockholders scheduled to be held on October 13, 2009, and is incorporated herein by reference.

ITEM 11. Executive Compensation

Information concerning executive compensation is contained in our Proxy Statement to be issued in connection with our Annual Meeting of Stockholders scheduled to be held on October 13, 2009, and is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management is contained in our Proxy Statement to be issued in connection with our Annual Meeting of Stockholders scheduled to be held on October 13, 2009, and is incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth information as of May 30, 2009, with respect to compensation plans under which equity securities are authorized for issuance:

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

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Information concerning certain relationships and related transactions is contained in our Proxy Statement to be issued in connection with our Annual Meeting of Stockholders scheduled to be held on October 13, 2009, and is incorporated herein by reference.

ITEM 14. Principal Accountant Fees and Services

Information concerning accountant fees and services is contained in our Proxy Statement to be issued in connection with our Annual Meeting of Stockholders scheduled to be held on October 13, 2009, and is incorporated herein by reference.

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

RICHARDSON ELECTRONICS, LTD.

	Signature	Title	Date
By:	/s/ EDWARD J. RICHARDSON Edward J. Richardson	Chairman of the Board, Chief Executive Officer (Principal Executive Officer), President, and Director	July 23, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ EDWARD J. RICHARDSON Edward J. Richardson	Chairman of the Board, Chief Executive Officer (Principal Executive Officer), President, and Director	July 23, 2009

/s/ KATHLEEN S. DVORAK Kathleen S. Dvorak	Chief Financial Officer (Principal Financial Officer)	July 23, 2009

/s/ JAMES M. DUDEK JR. James M. Dudek Jr.	Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	July 23, 2009

/s/ JOHN R. PETERSON John R. Peterson	Director	July 23, 2009

/s/ JACQUES BOUYER Jacques Bouyer	Director	July 23, 2009

/s/ AD KETELAARS Ad Ketelaars	Director	July 23, 2009

/s/ HAROLD L. PURKEY Harold L. Purkey	Director	July 23, 2009

Samuel Rubinovitz	Director

Scott Hodes	Director

PART IV

ITEM 15. Exhibits and Financial Statement Schedules.

(a)	List of Documents Filed as a Part of This Report:

(1)	Index to Consolidated Financial Statements:

Consolidated Balance Sheets as of May 30, 2009, and May 31, 2008
Consolidated Statements of Operations for each of the three years ended May 30, 2009, May 31, 2008, and June 2, 2007.
Consolidated Statements of Cash Flows for each of the three years ended May 30, 2009, May 31, 2008, and June 2, 2007.
Consolidated Statements of Stockholders’ Equity and Comprehensive Income for each of the three years ended May 30, 2009, May 31, 2008, and June 2, 2007.
Notes to Consolidated Financial Statements
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm]

(2)	Index to Financial Statement Schedules:

All schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or required.

(3)	Index to Exhibits

Exhibit Number	Description
3(a)	Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s Registration Statement on Form S-4, Registration No. 33-8696, dated November 13, 1986)

3(b)	Amended and Restated By-Laws of the Company (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 29, 2008)

4(a)	Indenture, dated February 14, 2005, between the Company and J.P. Morgan Trust Company, as trustee, including the form of 7 3/4% Convertible Senior Subordinated Debentures due December 15, 2011 attached as Exhibit A thereto (incorporated by reference to the Company’s Current Report on Form 8-K dated February 15, 2005)

4(b)	Indenture, dated November 21, 2005 between the Company and Law Debenture Trust Company of New York, as Trustee, and J.P. Morgan Trust Company, National Association, as Registrar, Paying Agent and Conversion Agent, including the form of 8% Convertible Senior Subordinated Notes due June 15, 2011 attached as Exhibit A thereto (incorporated by reference to the Company’s Current Report on Form 8-K dated November 22, 2005)

10(a)†	Richardson Electronics, Ltd. Employees Profit Sharing Plan and Trust Agreement, Fidelity Basic Plan Document No. 07, effective June 1, 1996 (incorporated by reference to Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1996)

10(a)(i)†	Amendment to Richardson Electronics, Ltd. Employees Profit Sharing Plan and Trust Agreement (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2003)

10(b)†	Richardson Electronics. Ltd. Employees Stock Ownership Plan, amended and restated effective as of June 1, 2002 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2009)

Exhibit Number	Description
10(b)(i)†	Amendment No. 1 to Richardson Electronics. Ltd. Employees Stock Ownership Plan, amended and restated effective as of June 1, 2002

10(c)†	Richardson Electronics, Ltd. Employees 1999 Stock Purchase Plan (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1999)

10(c)(i)†	Amendment to the Richardson Electronics, Ltd. Employees 1999 Stock Purchase Plan (incorporated by reference to Company’s Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on September 4, 2001)

10(c)(ii)†	Amendment to the Richardson Electronics, Ltd. 1999 Stock Purchase Plan (incorporated by reference to the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on September 4, 2003)

10(c)(iii)†	Amendment to the Richardson Electronics, Ltd. 1999 Stock Purchase Plan (incorporated by reference to the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on September 7, 2004)

10(c)(iv)†	Amendment to the Richardson Electronics, Ltd. 1999 Stock Purchase Plan (incorporated by reference to Appendix C to the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on September 14, 2007)

10(c)(v)†	Amendment to the Richardson Electronics, Ltd. 1999 Stock Purchase Plan (incorporated by reference to Appendix E to the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on September 14, 2007)

10(d)†	Richardson Electronics, Ltd. Employees 1998 Incentive Compensation Plan (incorporated by reference to the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on September 3, 1998)

10(e)†	Richardson Electronics, Ltd. Employees’ 2001 Incentive Compensation Plan (incorporated by reference to the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on September 5, 2001)

10(e)(i)†	Amendment to Richardson Electronics, Ltd. Employees’ 2001 Incentive Compensation Plan (incorporated by reference to the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on September 14, 2007)

10(f)†	Edward J. Richardson Incentive Compensation Plan (incorporated by reference to the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on September 14, 2007)

10(g)†	Richardson Electronics, Ltd. 2006 Stock Option Plan for Non-Employee Directors (incorporated by reference to the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on September 12, 2005)

10(h)†	Employment, Nondisclosure and Non-Compete Agreement, dated November 22, 1999, between the Company and Gregory Peloquin (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2000)

10(i)†	Employment, Nondisclosure and Non-Compete Agreement, dated June 1, 2004, by and between the Company and Wendy Diddell (incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-113568, filed June 14, 2004)

10(i)(i)†	First Amendment to Employment, Nondisclosure and Non-Compete Agreement, dated May 31, 2007, by and between the Company and Wendy Diddell (incorporated by reference to the Company’s Current Report on Form 8-K dated May 31, 2007)

Exhibit Number	Description
10(j)†	Employment, Nondisclosure and Non-Compete Agreement, dated October 24, 2007, by and between the Company and Kathleen Dvorak (incorporated by reference to the Company’s Current Report on Form 8-K filed October 25, 2007)

10(k)†	Form of Incentive Stock Option issued under the Richardson Electronics, Ltd. Employees 1998 Incentive Compensation Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q/A dated May 18, 2005)

10(l)†	Form of Restricted Stock Award issued under the Richardson Electronics, Ltd. Employees 1998 Incentive Compensation Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q/A dated May 18, 2005)

10(m)†	Form of Non-Qualified Stock Option Agreement issued under the Richardson Electronics, Ltd. Employees’ 2001 Incentive Compensation Plan

10(n)†	Form of Restricted Stock Agreement issued under the Richardson Electronics, Ltd. Employees 2001 Incentive Compensation Plan

10(o)	Acquisition Agreement, dated April 6, 2007, by and among Honeywell International Inc., Richardson Electronics Ltd. and certain subsidiaries of Richardson Electronics, Ltd. (incorporated by reference to the Company’s Post-Effective Amendment No. 1 to Registration Statement on Form S-1, Registration No. 333-130219, filed with the Securities and Exchange Commission on April 18, 2007)

10(p)	Amendment and Waiver to Acquisition Agreement, dated May 31, 2007, by and among Honeywell International Inc., Richardson Electronics Ltd. and certain subsidiaries of Richardson Electronics, Ltd. (incorporated by reference to the Company’s Current Report on Form 8-K dated May 31, 2007)

10(q)	Revolving Credit Agreement, dated July 27, 2007, by and among the Company, Richardson Electronics Benelux B.V., Richardson Electronics Limited, Richardson Electronics Pte Ltd, the lenders from time to time parties thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to the Company’s Current Report on Form 8-K dated July 27, 2007)

10(q)(i)	First Amendment to Revolving Credit Agreement, dated November 29, 2007, by and among Richardson Electronics, Ltd., Richardson Electronics Limited, Richardson Electronics Benelux B.V., Richardson Electronics Pte Ltd., Richardson Electronics Pty Limited, and JP Morgan Bank, N.A. (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 1, 2007)

10(q)(ii)	Second Amendment to Revolving Credit Agreement, dated February 29, 2008, by and among Richardson Electronics, Ltd., Richardson Electronics Limited, Richardson Electronics Benelux B.V., Richardson Electronics Pte Ltd., Richardson Electronics Pty Limited, and JP Morgan Bank, N.A. (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 1, 2008)

10(q)(iii)	Third Amendment to Revolving Credit Agreement, dated July 29, 2008, by and among Richardson Electronics, Ltd., Richardson Electronics Limited, Richardson Electronics Benelux B.V., Richardson Electronics Pte Ltd., Richardson Electronics Pty Limited, and JP Morgan Bank, N.A. (incorporated by reference to the Company’s Annual Report on Form 10-K for the annual period ended May 31, 2008)

Exhibit Number	Description
10(q)(iv)	Fourth Amendment to Revolving Credit Agreement, dated July 20, 2009, by and among Richardson Electronics, Ltd., Richardson Electronics Limited, Richardson Electronics Benelux B.V., Richardson Electronics Pte Ltd., Richardson Electronics Pty Limited, and JP Morgan Bank, N.A.

14	Corporate Code of Conduct (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 3, 2005)

21	Subsidiaries of the Company

23.1	Consent of Independent Registered Public Accounting Firm – Ernst & Young LLP

31.1	Certification of Edward J. Richardson pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Kathleen Dvorak pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32	Certifications pursuant to 18 U.S.C. Section 1350.

99.1	Press release, dated July 22, 2009

†	Executive Compensation Plan or Agreement