Form 10-Q
period 2009-08-29
RICHARDSON ELECTRONICS LTD/DE
filed 2009-10-08
CIK 355948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 29, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of October 5, 2009, there were outstanding 14,866,774 shares of Common Stock, $0.05 par value and 3,048,258 shares of Class B Common Stock, $0.05 par value, which are convertible into Common Stock of the registrant on a share for share basis.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Richardson Electronics, Ltd.

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

	August 29, 2009	May 30, 2009
Assets
Current assets:
Cash and cash equivalents	$41,795	$43,887
Accounts receivable, less allowance of $2,116 and $2,396	87,588	92,449
Inventories	83,602	81,165
Prepaid expenses	7,329	5,245
Deferred income taxes	2,677	2,591

Total current assets	222,991	225,337

Non-current assets:
Property, plant and equipment, net	18,651	19,371
Other intangible assets, net	385	432
Non-current deferred income taxes	3,572	3,385
Other non-current assets	303	290

Total non-current assets	22,911	23,478

Total assets	$245,902	$248,815

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$45,421	$52,996
Accrued liabilities	19,261	18,371

Total current liabilities	64,682	71,367

Non-current liabilities:
Long-term debt	52,353	52,353
Long-term income tax liabilities	4,612	5,016
Other non-current liabilities	1,465	1,386

Total non-current liabilities	58,430	58,755

Total liabilities	123,112	130,122

Commitments and contingencies	—	—

Stockholders’ equity
Common stock, $0.05 par value; issued 15,931 shares at August 29, 2009, and 15,930 shares at May 30, 2009	797	797
Class B common stock, convertible, $0.05 par value; issued 3,048 shares at August 29, 2009, and at May 30, 2009	152	152
Preferred stock, $1.00 par value, no shares issued	—	—
Additional paid-in-capital	120,172	120,370
Common stock in treasury, at cost, 1,065 shares at August 29, 2009, and at May 30, 2009	(6,310)	(6,310)
Accumulated deficit	(560)	(2,475)
Accumulated other comprehensive income	8,539	6,159

Total stockholders’ equity	122,790	118,693

Total liabilities and stockholders’ equity	$245,902	$248,815

Richardson Electronics, Ltd.

Unaudited Condensed Consolidated Statements of Operations

and Comprehensive Income (Loss)

(in thousands, except per share amounts)

	Three Months Ended
	August 29, 2009	August 30, 2008
Statements of Operations
Net sales	$109,492	$138,947
Cost of sales	83,023	106,228

Gross profit	26,469	32,719
Selling, general, and administrative expenses	22,943	28,184
(Gain) loss on disposal of assets	(2)	75

Operating income	3,528	4,460

Other (income) expense:
Interest expense	1,145	1,176
Investment income	(33)	(207)
Foreign exchange (gain) loss	818	(998)
Other, net	(7)	(76)

Total other (income) expense	1,923	(105)

Income before income taxes	1,605	4,565
Income tax provision (benefit)	(310)	872

Net income	$1,915	$3,693

Net income per share – basic:
Common stock	$0.11	$0.21

Class B Common stock	$0.10	$0.19

Net income per share – diluted:
Common stock	$0.11	$0.20

Class B Common stock	$0.10	$0.18

Weighted average number of shares:
Common shares - basic	14,859	14,854

Class B common shares - basic	3,048	3,048

Common shares - diluted	17,915	18,981

Class B common shares - diluted	3,048	3,048

Dividends per common share	$0.020	$0.020

Dividends per Class B common share	$0.018	$0.018

Statements of Comprehensive Income (Loss)

Net income	$1,915	$3,693
Foreign currency translation, net of tax	1,479	(4,847)
Fair value adjustments on investments	(5)	(43)

Comprehensive income (loss)	$3,389	$(1,197)

Richardson Electronics, Ltd.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended
	August 29, 2009	August 30, 2008
Operating activities:
Net income	$1,915	$3,693
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,064	1,209
(Gain) loss on disposal of assets	(2)	75
Stock compensation expense	149	98
Deferred income taxes	(176)	191
Accounts receivable	5,825	1,154
Inventories	(1,820)	(7,598)
Prepaid expenses	(1,676)	(1,257)
Accounts payable	(7,743)	3,849
Accrued liabilities	355	(1,646)
Other liabilities	(91)	(731)

Net cash used in operating activities	(2,200)	(963)

Investing activities:
Capital expenditures	(280)	(129)
Proceeds from sale of assets	—	22
Contingent purchase price consideration	—	(53)
Gain on sale of investments	(17)	(14)
Proceeds from sales of available-for-sale securities	39	59
Purchases of available-for-sale securities	(39)	(59)

Net cash used in investing activities	(297)	(174)

Financing activities:
Proceeds from borrowings	10,200	10,300
Payments on debt	(10,200)	(10,300)
Proceeds from issuance of common stock	5	5
Cash dividends	(352)	(352)

Net cash used in financing activities	(347)	(347)

Effect of exchange rate changes on cash and cash equivalents	752	(1,491)

Decrease in cash and cash equivalents	(2,092)	(2,975)
Cash and cash equivalents at beginning of period	43,887	40,042

Cash and cash equivalents at end of period	$41,795	$37,067

Richardson Electronics, Ltd.

Unaudited Condensed Consolidated Statement of Stockholders’ Equity

(in thousands)

	Common	Class B Common	Par Value	Additional Paid In Capital	Common Stock in Treasury	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance May 30, 2009:	15,930	3,048	$949	$120,370	$(6,310)	$(2,475)	$6,159	$118,693
Net income	—	—	—	—	—	1,915	—	1,915
Foreign currency translation	—	—	—	—	—	—	2,385	2,385
Fair value adjustments on investments	—	—	—	—	—	—	(5)	(5)
Share-based compensation:
Non-vested restricted stock	—	—	—	8	—	—	—	8
Stock options	—	—	—	141	—	—	—	141

Common stock issued	1	—	—	5	—	—	—	5

Dividends paid to:
Common ($0.020 per share)	—	—	—	(297)	—	—	—	(297)
Class B ($0.018 per share)	—	—	—	(55)	—	—	—	(55)

Balance August 29, 2009:	15,931	3,048	$949	$120,172	$(6,310)	$(560)	$8,539	$122,790

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

Our products include RF and microwave components, power semiconductors, electron tubes, microwave generators, and visual technology solutions. These products are used to control, switch or amplify electrical power signals, or are used as display devices in a variety of industrial, commercial, and communication applications.

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

In the opinion of management, all adjustments necessary for a fair presentation of the results of interim periods have been made. All inter-company transactions and balances have been eliminated. The unaudited condensed consolidated financial statements presented herein include the accounts of our wholly owned subsidiaries. The results of operations and cash flows for the three months ended August 29, 2009, are not necessarily indicative of the results that may be expected for the fiscal year ending May 29, 2010.

RICHARDSON ELECTRONICS, LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our fiscal quarter ends on the Saturday nearest the end of the quarter ending month. The first three months of fiscal 2010 and 2009 each contain 13 weeks.

The financial information contained in this report should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended May 30, 2009.

3. INVESTMENT IN MARKETABLE EQUITY SECURITIES

Our investments are primarily equity securities, all of which are classified as available-for-sale and are carried at their fair value, based on the quoted market prices. The fair value of our equity securities, which are included in other non-current assets, were $0.3 million as of August 29, 2009, and May 30, 2009. Proceeds from the sale of securities were less than $0.1 million during the first quarter of fiscal 2010 and $0.1 million during the first quarter of fiscal 2009. Gross realized gains on those sales were less than $0.1 million during the first quarter of fiscal 2010 and 2009. Gross realized losses on those sales were less than $0.1 million during the first quarter of 2009. Net unrealized holding losses of less than $0.1 million during the first quarter of fiscal 2010 and 2009 have been included in accumulated other comprehensive income.

The following table presents the disclosure under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, for the investment in marketable equity securities with fair values less than cost basis (in thousands):

	Marketable Security Holding Length
	Less Than 12 Months		More Than 12 Months		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
August 29, 2009
Common Stock	$40	$2	$35	$1	$75	$3
May 30, 2009
Common Stock	$20	$1	$25	$5	$45	$6

4. INTANGIBLE ASSETS

Intangible assets subject to amortization were as follows (in thousands):

	Intangible Assets Subject to Amortization
	August 29, 2009		May 30, 2009
	Gross Amounts	Accumulated Amortization	Gross Amounts	Accumulated Amortization
Deferred financing costs	$1,115	$730	$1,115	$683
Trademarks	478	478	478	478

Total	$1,593	$1,208	$1,593	$1,161

Amortization expense during the three month period ended August 29, 2009, and August 30, 2008, was as follows (in thousands):

	Amortization Expense for Three Months
	August 29, 2009	August 30, 2008
Deferred financing costs	$47	$59

Total	$47	$59

RICHARDSON ELECTRONICS, LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amortization expense associated with the intangible assets subject to amortization for the next five years is presented in the following table (in thousands):

Fiscal Year	Amortization Expense
2010	$143
2011	$190
2012	$52
2013	$—
2014	$—
Thereafter	$—

The weighted average number of years of amortization expense remaining is 2.02.

5. WARRANTIES

We offer warranties for specific products we manufacture. We also provide extended warranties for some products we sell that lengthen the period of coverage specified in the manufacturer’s original warranty. Our warranty terms generally range from one to three years, beyond the original manufacturer warranty.

Warranty reserves are established for costs that are expected to be incurred after the sale and delivery of products under warranty. The warranty reserves are determined based on known product failures, historical experience, and other available evidence. Warranty reserves, which are included in accrued liabilities on our unaudited condensed consolidated balance sheets, were $0.2 million as of August 29, 2009, and May 30, 2009.

6. DEBT

Long-term debt for the periods ended August 29, 2009, and May 30, 2009, was as follows (in thousands):

	August 29, 2009	May 30, 2009
7 3/4% convertible senior subordinated notes, due December 2011	$44,683	$44,683
8% convertible senior subordinated notes, due June 2011	7,670	7,670
Revolving credit agreement, due July 2010	—	—

Total long term debt	$52,353	$52,353

As of August 29, 2009, we maintained $52.4 million in long-term debt in the form of two series of convertible notes.

We entered into a $40.0 million revolving credit agreement on July 27, 2007, which included a Euro sub-facility and a Singapore sub-facility. The U.S. facility is reduced by the amounts drawn on the Euro sub-facility and Singapore sub-facility. Pursuant to an amendment to the revolving credit agreement entered into on July 20, 2009, the total capacity was reduced from $40.0 million to $25.0 million. As of August 29, 2009, there were no amounts outstanding under the revolving credit agreement. Outstanding letters of credit were approximately $0.1 million and we also had $2.5 million reserved for usage on our commercial credit card program, leaving an unused line of $22.4 million as of August 29, 2009. Based on our loan covenants, actual available credit as of August 29, 2009, was $22.4 million. We were in compliance with our loan covenants as of August 29, 2009.

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

RICHARDSON ELECTRONICS, LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which requires an entity to provide the annual disclosures required by FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, in its interim consolidated financial statements ending after June 15, 2009. In the following table, the estimated fair values of our 7 3/4% convertible senior subordinated notes (7 3/4% notes) and 8% convertible senior subordinated notes (8% notes) are based price quotes at August 29, 2009, and May 30, 2009. The fair values of the revolving credit agreement are based on carrying value (in thousands):

	August 29, 2009		May 30, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
7 3/4% notes	$44,683	$38,597	$44,683	$38,235
8% notes	7,670	6,855	7,670	6,789
Revolving credit agreement	—	—	—	—

Total	$52,353	$45,452	$52,353	$45,024

See our Annual Report on Form 10-K for the fiscal year ended May 30, 2009, for additional discussion on our debt.

7. INCOME TAXES

The effective income tax rate for the first quarter of fiscal 2010 was a tax benefit of 19.3%, as compared to a tax provision of 19.1% for the first quarter of fiscal 2009.

For the first quarter of fiscal 2010, the difference between the effective tax rate as compared to the U.S. federal statutory rate of 34% results from our geographical distribution of taxable income or losses, a benefit of $0.4 million related to prior year’s income tax of one of our foreign jurisdictions, and a benefit from the release of approximately $0.5 million of reserves due to expiring statute of limitations.

For the first quarter of fiscal 2009, the primary differences between the effective tax rates as compared to the U.S. federal statutory rate of 34% were from our geographical distribution of taxable income or losses, valuation allowances related to net operating losses, the tax benefit realized by the partial release of the valuation allowances related to net operating losses of $0.9 million and a tax provision of $0.6 million related to prior year’s income tax of one of our foreign jurisdictions.

In the normal course of business, we are subject to examination by taxing authorities throughout the world. We are no longer subject to either U.S. federal, state, or local tax examinations by tax authorities for years prior to fiscal year 2004. With few exceptions, we are no longer subject to non-U.S. income tax examinations by tax authorities for years prior to fiscal year 2002. Our primary foreign tax jurisdictions are China, Japan, Germany, Singapore, and the Netherlands. We have tax years open in Singapore beginning in fiscal year 2002; in the Netherlands, Germany and Japan beginning in fiscal year 2004; and in China beginning in fiscal year 2006.

As of August 29, 2009, our worldwide liability for uncertain tax positions, excluding interest and penalties, was $4.1 million as compared to $4.3 million as of May 30, 2009. We record penalties and interest relating to uncertain tax positions in the income tax expense line item within the unaudited condensed consolidated statements of operations and comprehensive income (loss). The net liability for uncertain tax positions decreased in the three months ended August 29, 2009, primarily due to the expiration of certain statutes of limitation.

RICHARDSON ELECTRONICS, LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

It is reasonably possible that there will be a change in the unrecognized tax benefits, excluding interest and penalties, in the range of $0 to approximately $0.8 million due to the expiration of various statutes of limitations within the next 12 months.

8. CALCULATION OF EARNINGS PER SHARE

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

Diluted earnings per share is calculated by dividing net income, adjusted for interest savings, net of tax, on assumed conversion of convertible debentures and notes, by the actual shares outstanding and share equivalents that would arise from the exercise of stock options, certain restricted stock awards, and the assumed conversion of convertible debentures and notes when dilutive. For the first quarter of fiscal 2010, the assumed conversion and the effect of the interest savings of our 8% notes and 7 3/4% notes were excluded because their inclusion would have been anti-dilutive. For the first quarter of fiscal 2009, the assumed conversion and the effect of the interest savings of our 8% notes were included because their inclusion was dilutive. For the first quarter of fiscal 2009, the assumed conversion and the effect of the interest savings of our 7 3/4% notes were excluded because their inclusion would have been anti-dilutive.

RICHARDSON ELECTRONICS, LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amounts per share presented in our unaudited condensed consolidated statements of operations and comprehensive income (loss) are based on the following amounts (in thousands, except per share amounts):

	Three Months Ended
	August 29, 2009		August 30, 2008
	Basic	Diluted	Basic	Diluted (1)
Numerator for basic and diluted EPS:
Net income	$1,915	$1,915	$3,693	$3,829
Less dividends:
Common stock	297	297	297	318
Class B common stock	55	55	55	55

Undistributed earnings	$1,563	$1,563	$3,341	$3,456

Common stock undistributed earnings	$1,319	$1,320	$2,820	$2,948
Class B common stock undistributed earnings	244	243	521	508

Total undistributed earnings	$1,563	$1,563	$3,341	$3,456

Denominator for basic and diluted EPS:
Denominator for basic EPS:
Common stock weighted average shares	14,859	14,859	14,854	14,854

Class B common stock weighted average shares, and shares under if-converted method for diluted earnings per share	3,048	3,048	3,048	3,048

Effect of dilutive securities
Unvested restricted stock awards		8		11
Dilutive stock options		—		1
Convertible debt		—		1,067

Denominator for diluted EPS adjusted for weighted average shares and assumed conversions		17,915		18,981

Net income per share:
Common stock	$0.11	$0.11	$0.21	$0.20

Class B common stock	$0.10	$0.10	$0.19	$0.18

(1)	Net income and common stock dividends for the three months ended August 30, 2008, have been adjusted for the dilutive impact of the conversion of our 8% notes.

9. SEGMENT REPORTING

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

RICHARDSON ELECTRONICS, LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Operating results and assets by segment are summarized in the following table (in thousands):

	Net Sales	Gross Profit	Direct Operating Contribution	Assets (1)
First Quarter Fiscal 2010
RFPD	$79,478	$17,402	$8,462	$116,303
EDG	18,796	6,267	3,431	34,482
Canvys	11,218	2,800	274	13,334

Total	$109,492	$26,469	$12,167	$164,119

First Quarter Fiscal 2009
RFPD	$96,872	$20,906	$10,477	$136,946
EDG	25,051	7,629	4,103	47,095
Canvys	17,113	4,330	834	20,281

Total	$139,036	$32,865	$15,414	$204,322

(1)	Only accounts receivable, inventory, and goodwill are identified by segment.

A reconciliation of net sales, gross profit, and operating income, to the relevant consolidated amounts is as follows (in thousands):

	Three Months Ended
	August 29, 2009	August 30, 2008
Segment net sales	$109,492	$139,036
Corporate	—	(89)

Net sales	$109,492	$138,947

Segment gross profit	$26,469	$32,865
Manufacturing variances and other costs	—	(146)

Gross profit	$26,469	$32,719

Segment direct operating contribution	$12,167	$15,414
Manufacturing variances and other costs	—	(146)
Administrative expenses	(8,641)	(10,733)
Gain (loss) on disposal of assets	2	(75)

Operating income	$3,528	$4,460

	August 29, 2009	May 30, 2009
Segment assets	$164,119	$169,845
Cash and cash equivalents	41,795	43,887
Other current assets (1)	17,077	11,605
Net property	18,651	19,371
Other assets (2)	4,260	4,107

Total assets	$245,902	$248,815

(1)	Other current assets include miscellaneous receivables, manufacturing inventories, prepaid expenses, and current deferred income taxes.
(2)	Other assets include investments and non-current deferred income taxes.

Geographic net sales information is primarily grouped by customer destination into five areas: North America; Asia/Pacific; Europe; Latin America; and Corporate. Europe includes sales to the Middle East and Africa. Net sales to Mexico are included as part of Latin America.

RICHARDSON ELECTRONICS, LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net sales and gross profit by geographic region are summarized in the following table (in thousands):

	Three Months Ended
	August 29, 2009	August 30, 2008
Net Sales
North America	$36,243	$50,503
Asia/Pacific	42,390	47,774
Europe	26,794	35,534
Latin America	4,128	4,415
Corporate	(63)	721

Total	$109,492	$138,947

Gross Profit
North America	$9,272	$12,744
Asia/Pacific	9,694	10,651
Europe	7,135	9,444
Latin America	1,392	1,342
Corporate	(1,024)	(1,462)

Total	$26,469	$32,719

We sell our products to customers in diversified industries and perform periodic credit evaluations of our customers’ financial condition. Terms are generally on open account, payable net 30 days in North America, and vary throughout Asia/Pacific, Europe, and Latin America. Estimates of credit losses are recorded in the financial statements based on periodic reviews of outstanding accounts. Corporate primarily includes unallocated manufacturing overhead, customer discounts, and intercompany freight expenses.

10. FAIR VALUE MEASUREMENTS

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

As of August 29, 2009, we held investments that are required to be measured at fair value on a recurring basis. Our investments primarily consist of equity securities of publicly traded companies for which market prices are readily available.

Investments measured at fair value on a recurring basis subject to the disclosure requirements of SFAS No. 157 as of August 29, 2009, were as follows (in thousands):

	Level 1	Level 2	Level 3

Equity securities	$303	$—	$—

RICHARDSON ELECTRONICS, LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. DISCONTINUED OPERATIONS

On May 31, 2007, we completed the sale of the Security Systems Division/Burtek Systems (“SSD/Burtek”) to Honeywell International Incorporated (“Honeywell”). The sale agreement of SSD/Burtek to Honeywell contemplated a post-closing working capital-based purchase price adjustment. During the second quarter of fiscal 2008, we received notification from Honeywell seeking a purchase price adjustment in the amount of $6.4 million. During the first quarter of fiscal 2010, we continued our discussions and reinforced our position with respects to this claim. We believe this claim to be without merit and intend to vigorously defend our position. Should we ultimately pay Honeywell all, or a significant portion, of the requested amount, it could have a material adverse impact on our financial results.

12. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standard Codification (the “Codification”) as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. When effective, the Codification will supersede all existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. Following SFAS 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. SFAS 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009.

13. STOCK REPURCHASE PROGRAM

On January 6, 2009, our Board of Directors approved a share repurchase program authorizing us to purchase up to $12.6 million of our outstanding common stock. Stock repurchases under this program may be made on the open market or in privately negotiated transactions, depending on factors including market conditions and other factors. During the first quarter of fiscal 2010, we did not repurchase any shares of our common stock under the share repurchase program. The stock repurchase program does not have an expiration date and may be suspended or discontinued at any time.

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

•

Results of Operations – an analysis and comparison of our consolidated results of operations for the three month period ended August 29, 2009, and August 30, 2008, as reflected in our unaudited condensed consolidated statements of operations and comprehensive income (loss).

•

Liquidity, Financial Position, and Capital Resources – a discussion of our primary sources and uses of cash for the three month period ended August 29, 2009, and August 30, 2008, and a discussion of selected changes in our financial position.

BUSINESS OVERVIEW

Richardson Electronics, Ltd. (“we”, “us”, “our”, and “the Company”) was originally incorporated in the state of Illinois in 1947 and is currently incorporated in the state of Delaware. We are a global provider of engineered solutions and a global distributor of electronic components to the radio frequency (“RF”), wireless and power conversion, electron device, and display systems markets. Utilizing our core engineering and manufacturing capabilities, our strategy is to provide specialized technical expertise and value-add, or “engineered solutions.” We provide solutions and add value through design-in support, systems integration, prototype design and manufacturing, testing, and logistics for end products of our customers. Design-in support includes component modifications or the identification of lower-cost product alternatives or complementary products.

Our products include RF and microwave components, power semiconductors, electron tubes, microwave generators, and visual technology solutions. These products are used to control, switch or amplify electrical power signals, or are used as display devices in a variety of industrial, commercial, and communication applications.

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

We currently have operations in the following major geographic regions:

•	North America;

•	Asia/Pacific;

•	Europe; and

•	Latin America.

RESULTS OF OPERATIONS

Overview – Three Months Ended August 29, 2009

•	Net sales for the first quarter of fiscal 2010 were $109.5 million, down 21.2%, compared to net sales of $138.9 million during the first quarter of last year.

•	Gross margin as a percent of net sales increased to 24.2% during the first quarter of fiscal 2010, compared to 23.5% during the first quarter of last year.

•	SG&A expenses decreased to $22.9 million during the first quarter of fiscal 2010, compared to $28.2 million during the first quarter of last year.

•	Operating income during the first quarter of fiscal 2010 was $3.5 million, compared to operating income of $4.5 million during the first quarter of last year.

•	Net income during the first quarter of fiscal 2010 was $1.9 million versus net income of $3.7 million during the first quarter of last year.

Net Sales and Gross Profit Analysis

During the first quarter of fiscal 2010, consolidated net sales decreased 21.2% as all three segments experienced a net sales decline compared to prior year.

Net sales by segment and percent change during the first quarter of fiscal 2010 and 2009 were as follows (in thousands):

Net Sales	FY 2010	FY 2009	% Change
First Quarter
RFPD	$79,478	$96,872	(18.0)%
EDG	18,796	25,051	(25.0)%
Canvys	11,218	17,113	(34.4)%
Corporate	—	(89)

Total	$109,492	$138,947	(21.2)%

Consolidated gross profit decreased during the first quarter of fiscal 2010 as compared to the first quarter of fiscal 2009, due primarily to the decline in net sales. Consolidated gross margin as a percentage of net sales increased to 24.2% during the first quarter of fiscal 2010, as compared to 23.5% during the first quarter of fiscal 2009, due primarily to a shift in sales mix between product lines and geographic regions, partially offset by sales within our higher-margin businesses, specifically EDG and Canvys, declining at a faster rate than sales for RFPD.

Gross profit reflects the distribution and manufacturing product margin less manufacturing variances, inventory obsolescence charges, customer returns, scrap and cycle count adjustments, engineering costs, and other provisions. Corporate gross profit includes certain freight costs and other miscellaneous charges.

Gross profit by segment and percent of segment net sales during the first quarter of fiscal 2010 and 2009 were as follows (in thousands):

Gross Profit	FY 2010	% of Net Sales	FY 2009	% of Net Sales
First Quarter
RFPD	$17,402	21.9%	$20,906	21.6%
EDG	6,267	33.3%	7,629	30.5%
Canvys	2,800	25.0%	4,330	25.3%
Corporate	—		(146)

Total	$26,469	24.2%	$32,719	23.5%

RF, Wireless & Power Division

RFPD net sales decreased 18.0% to $79.5 million during the first quarter of fiscal 2010, from $96.9 million during the first quarter of fiscal 2009. The decline in net sales included most product lines including power conversion, network access, passive/interconnect, and infrastructure products. Net sales also continue to be negatively impacted with declining demands reflecting the weak global economy. Gross margin as a percent of net sales increased slightly to 21.9% during the first quarter of fiscal 2010 from 21.6% during the first quarter of fiscal 2009.

Electron Device Group

EDG net sales decreased 25.0% to $18.8 million during the first quarter of fiscal 2010, from $25.1 million during the first quarter of fiscal 2009, due primarily to a decline in semiconductor fabrication equipment products and tube sales. The semiconductor fabrication equipment industry continues to experience an overall decline. In addition, net sales continue to be negatively impacted with declining demands reflecting the weak global economy. Tubes declined in North America during the first quarter of fiscal 2010 as compared to the first quarter of fiscal 2009. Gross margin as a percent of net sales increased to 33.3% during the first quarter of fiscal 2010, as compared to 30.5% during the first quarter of fiscal 2009, due primarily to a shift in sales mix between product lines and geographic regions.

Canvys

Canvys net sales decreased 34.4% to $11.2 million during the first quarter of fiscal 2010, from $17.1 million during the first quarter of fiscal 2009. Canvys net sales declined due to capital spending project delays within the healthcare and medical OEM sectors. Gross margin decreased slightly to 25.0% during the first quarter of fiscal 2010 from 25.3% during the first quarter of fiscal 2009.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses (“SG&A”) decreased $5.3 million during the first quarter of fiscal 2010 to $22.9 million, from $28.2 million during the first quarter of fiscal 2009. The decrease in SG&A expense during the first quarter of fiscal 2010 reflects our ongoing cost reduction initiatives including headcount reductions, significant reductions in discretionary spending, and re-negotiating contracts.

Other (Income) Expense

Other (income) expense was $1.9 million of expense during the first quarter of fiscal 2010 as compared to $0.1 million of income during the first quarter of fiscal 2009. The change to expense from income during the first quarter of fiscal 2010 was due primarily to unfavorable changes in foreign currency exchange rates. Other (income) expense included a foreign exchange loss of $0.8 million during the first quarter of fiscal 2010 as compared to a foreign exchange gain of $1.0 million during the first quarter of fiscal 2009.

Income Tax Provision

The effective income tax rate for the first quarter of fiscal 2010 was a tax benefit of 19.3%, as compared to a tax provision of 19.1% for the first quarter of fiscal 2009.

For the first quarter of fiscal 2010, the difference between the effective tax rate as compared to the U.S. federal statutory rate of 34% results from our geographical distribution of taxable income or losses, a benefit of $0.4 million related to prior year’s income tax of one of our foreign jurisdictions, and a benefit from the release of approximately $0.5 million of reserves due to expiring statute of limitations.

For the first quarter of fiscal 2009, the primary differences between the effective tax rates as compared to the U.S. federal statutory rate of 34% were from our geographical distribution of taxable income or losses, valuation allowances related to net operating losses, the tax benefit realized by the partial release of the valuation allowances related to net operating losses of $0.9 million and a tax provision of $0.6 million related to prior year’s income tax of one of our foreign jurisdictions.

In the normal course of business, we are subject to examination by taxing authorities throughout the world. We are no longer subject to either U.S. federal, state, or local tax examinations by tax authorities for years prior to fiscal year 2004. With few exceptions, we are no longer subject to non-U.S. income tax examinations by tax authorities for years prior to fiscal year 2002. Our primary foreign tax jurisdictions are China, Japan, Germany, Singapore, and the Netherlands. We have tax years open in Singapore beginning in fiscal year 2002; in the Netherlands, Germany and Japan beginning in fiscal year 2004; and in China beginning in fiscal year 2006.

As of August 29, 2009, our worldwide liability for uncertain tax positions, excluding interest and penalties, was $4.1 million as compared to $4.3 million as of May 30, 2009. We record penalties and interest relating to uncertain tax positions in the income tax expense line item within the unaudited condensed consolidated statements of operations and comprehensive income (loss). The net liability for uncertain tax positions decreased in the three months ended August 29, 2009, primarily due to the expiration of certain statutes of limitation.

It is reasonably possible that there will be a change in the unrecognized tax benefits, excluding interest and penalties, in the range of $0 to approximately $0.8 million due to the expiration of various statutes of limitations within the next 12 months.

Net Income and Per Share Data

Net income during the first quarter of fiscal 2010 was $1.9 million, or $0.11 per diluted common share and $0.10 per Class B diluted common share as compared to net income of $3.7 million during the first quarter of fiscal 2009, or $0.20 per diluted common share and $0.18 per Class B diluted common share.

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

Cash and cash equivalents were $41.8 million as of August 29, 2009, as compared to $43.9 million as of May 30, 2009.

Cash Flows from Operating Activities

Cash used in operating activities during the first quarter of fiscal 2010 was $2.2 million, due primarily to lower accounts payable and higher inventory balances, partially offset by lower accounts receivable balances. The decline in accounts payable balances of $7.7 million, excluding the impact of foreign currency exchange of $0.2 million, during the first quarter of fiscal 2010 was due primarily to the timing of payments. The increase in inventory of $1.8 million, excluding the impact of foreign currency exchange of $0.6 million, during the first quarter of fiscal 2010 was due primarily to investments in inventory for anticipated sales in future quarters. The decline in accounts receivable balances of $5.8 million, excluding the impact of foreign currency exchange of $1.0 million, during the first quarter of fiscal 2010 was due primarily to accelerated cash collection efforts.

Cash used in operating activities during the first quarter of fiscal 2009 was $1.0 million, due primarily to higher inventory balances and lower accrued liability balances, partially offset by higher accounts payable balances and lower accounts receivable balances. The increase in inventory balances of $7.6 million, excluding the impact of foreign currency exchange of $1.4 million, during the first quarter of fiscal 2009 was due primarily to purchases of inventory necessary to support higher-than-anticipated sales volume in future quarters. The decline in accrued liability balances of $1.7 million, excluding the impact of foreign currency exchange of $0.3 million, during the first quarter of fiscal 2009 was due primarily to the timing of accrued interest payments on long-term debt. The increase in accounts payable balances of $3.8 million, excluding the impact of foreign currency exchange of $0.7 million, during the first quarter of fiscal 2009 was due primarily to negotiating favorable payment terms with many of our vendors. The decline in account receivable balances of $1.2 million, excluding the impact of foreign currency of $2.6 million, during the first quarter of fiscal 2009 was due primarily to accelerated cash collections related to past due balances.

Cash Flows from Investing Activities

Net cash used in investing activities was $0.3 million and $0.2 million during the first quarter of fiscal 2010 and 2009, respectively, was due primarily to capital expenditures.

Cash Flows from Financing Activities

Net cash used in financing activities of $0.3 million during the first quarter of fiscal 2010 and 2009 was due to cash dividends paid.

As of August 29, 2009, we maintained $52.4 million in long-term debt in the form of two series of convertible notes.

We entered into a $40.0 million revolving credit agreement on July 27, 2007, which included a Euro sub-facility and a Singapore sub-facility. The U.S. facility is reduced by the amounts drawn on the Euro sub-facility and Singapore sub-facility. Pursuant to an amendment to the revolving credit agreement entered into on July 20, 2009, the total capacity was reduced from $40.0 million to $25.0 million. As of August 29, 2009, there were no amounts outstanding under the revolving credit agreement. Outstanding letters of credit were approximately $0.1 million and we also had $2.5 million reserved for usage on our commercial credit card program, leaving an unused line of $22.4 million as of August 29, 2009. Based on our loan covenants, actual available credit as of August 29, 2009, was $22.4 million. We were in compliance with our loan covenants as of August 29, 2009.

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

We believe that the existing sources of liquidity, including current cash, as well as cash provided by operating activities, supplemented as necessary with funds available under our credit arrangements, will provide sufficient resources to meet known capital requirements and working capital needs for the fiscal year ending May 29, 2010.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of August 29, 2009.

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

(b) Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the first quarter of fiscal 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended May 30, 2009, which could materially affect our business, financial condition or future results. There have been no material changes in the risk factors from those described in our Annual Report.

ITEM 5.	OTHER INFORMATION

Results of Operation and Financial Condition and Declaration of Dividend

On October 7, 2009, we issued a press release reporting results for our first quarter ended August 29, 2009, and the declaration of a cash dividend. A copy of the press release is furnished as Exhibit 99.1 to this Form 10-Q and incorporated by reference herein.

ITEM 6.	EXHIBITS

See exhibit index which is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RICHARDSON ELECTRONICS, LTD.

Date: October 8, 2009	By:	/S/ KATHLEEN S. DVORAK
Kathleen S. Dvorak
Chief Financial Officer

(on behalf of the Registrant and as Principal Financial Officer)

Exhibit Index

(c) EXHIBITS

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the Company, incorporated by reference to Appendix B to the Proxy Statement / Prospectus dated November 13, 1986, incorporated by reference to the Company’s Registration Statement on Form S-4.

3.2	Amended and Restated By-Laws of the Company.

31.1	Certification of Edward J. Richardson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed pursuant to Part I).

31.2	Certification of Kathleen S. Dvorak pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed pursuant to Part I).

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed pursuant to Part I).

99.1	Press release, dated October 7, 2009.