Form 10-Q
period 2009-11-28
RICHARDSON ELECTRONICS LTD/DE
filed 2010-01-07
CIK 355948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 28, 2009

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

As of January 4, 2010, there were outstanding 14,868,344 shares of Common Stock, $0.05 par value and 3,048,258 shares of Class B Common Stock, $0.05 par value, which are convertible into Common Stock of the registrant on a share for share basis.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Richardson Electronics, Ltd.

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

	November 28, 2009	May 30, 2009
Assets
Current assets:
Cash and cash equivalents	$49,957	$43,887
Accounts receivable, less allowance of $2,079 and $2,396	94,119	92,449
Inventories	77,074	81,165
Prepaid expenses	7,077	5,245
Deferred income taxes	2,361	2,591

Total current assets	230,588	225,337

Non-current assets:
Property, plant and equipment, net	17,822	19,371
Other intangible assets, net	337	432
Non-current deferred income taxes	3,819	3,385
Other non-current assets	316	290

Total non-current assets	22,294	23,478

Total assets	$252,882	$248,815

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$44,727	$52,996
Accrued liabilities	20,065	18,371
Current liabilities of discontinued operations	1,000	—

Total current liabilities	65,792	71,367

Non-current liabilities:
Long-term debt	52,353	52,353
Long-term income tax liabilities	3,635	5,016
Other non-current liabilities	1,568	1,386

Total non-current liabilities	57,556	58,755

Total liabilities	123,348	130,122

Commitments and contingencies	—	—

Stockholders’ equity
Common stock, $0.05 par value; issued 15,931 shares at November 28, 2009, and 15,930 shares at May 30, 2009	797	797
Class B common stock, convertible, $0.05 par value; issued 3,048 shares at November 28, 2009, and at May 30, 2009	152	152
Preferred stock, $1.00 par value, no shares issued	—	—
Additional paid-in-capital	120,022	120,370
Common stock in treasury, at cost, 1,063 shares at November 28, 2009, and 1,065 shares at May 30, 2009	(6,300)	(6,310)
Retained earnings (accumulated deficit)	2,574	(2,475)
Accumulated other comprehensive income	12,289	6,159

Total stockholders’ equity	129,534	118,693

Total liabilities and stockholders’ equity	$252,882	$248,815

Richardson Electronics, Ltd.

Unaudited Condensed Consolidated Statements of Operations

and Comprehensive Income (Loss)

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
Statements of Operations	November 28, 2009	November 29, 2008	November 28, 2009	November 29, 2008
Net sales	$115,934	$132,551	$225,426	$271,498
Cost of sales	86,893	99,373	169,916	205,601

Gross profit	29,041	33,178	55,510	65,897
Selling, general, and administrative expenses	23,673	28,219	46,616	56,403
(Gain) loss on disposal of assets	—	3	(2)	78

Operating income	5,368	4,956	8,896	9,416

Other (income) expense:
Interest expense	1,099	1,183	2,244	2,359
Investment income	(27)	(163)	(60)	(370)
Foreign exchange (gain) loss	700	(1,485)	1,518	(2,483)
Gain on retirement of long-term debt	—	(849)	—	(849)
Other, net	(91)	(90)	(98)	(166)

Total other (income) expense	1,681	(1,404)	3,604	(1,509)

Income from continuing operations before income taxes	3,687	6,360	5,292	10,925
Income tax provision (benefit)	(620)	426	(930)	1,298

Income from continuing operations	4,307	5,934	6,222	9,627
Loss from discontinued operations	1,173	—	1,173	—

Net income	$3,134	$5,934	$5,049	$9,627

Net income per common share – basic:
Income from continuing operations	$0.25	$0.34	$0.36	$0.55
Loss from discontinued operations	(0.07)	—	(0.07)	—

Net income per common share – basic	$0.18	$0.34	$0.29	$0.55

Net income per Class B common share – basic:
Income from continuing operations	$0.22	$0.30	$0.32	$0.49
Loss from discontinued operations	(0.06)	—	(0.06)	—

Net income per Class B common share – basic	$0.16	$0.30	$0.26	$0.49

Net income per common share – diluted:
Income from continuing operations	$0.24	$0.31	$0.34	$0.52
Loss from discontinued operations	(0.06)	—	(0.06)	—

Net income per common share – diluted	$0.18	$0.31	$0.28	$0.52

Net income per Class B common share – diluted:
Income from continuing operations	$0.21	$0.28	$0.31	$0.47
Loss from discontinued operations	(0.05)	—	(0.05)	—

Net income per Class B common share – diluted	$0.16	$0.28	$0.26	$0.47

Weighted average number of shares:
Common shares – basic	14,864	14,858	14,862	14,855

Class B common shares – basic	3,048	3,048	3,048	3,048

Common shares – diluted	21,148	21,140	18,661	21,139

Class B common shares – diluted	3,048	3,048	3,048	3,048

Dividends per common share	$0.020	$0.020	$0.040	$0.040

Dividends per Class B common share	$0.018	$0.018	$0.036	$0.036

Statements of Comprehensive Income (Loss)
Net income	$3,134	$5,934	$5,049	$9,627
Foreign currency translation	3,747	(9,500)	6,132	(14,347)
Fair value adjustments on investments	2	(100)	(2)	(143)

Comprehensive income (loss)	$6,883	$(3,666)	$11,179	$(4,863)

Richardson Electronics, Ltd.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended		Six Months Ended
	November 28, 2009	November 29, 2008	November 28, 2009	November 29, 2008
Operating activities:
Net income	$3,134	$5,934	$5,049	$9,627
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,115	1,150	2,179	2,359
Loss from discontinued operations	1,173	—	1,173	—
Gain on retirement of long-term debt	—	(849)	—	(849)
(Gain) loss on disposal of assets	—	3	(2)	78
Stock compensation expense	202	206	351	304
Deferred income taxes	260	(251)	84	(60)
Accounts receivable	(4,786)	918	1,039	2,072
Inventories	7,705	(2,800)	5,885	(10,398)
Prepaid expenses	204	35	(1,472)	(1,222)
Accounts payable	(988)	1,558	(8,731)	5,407
Accrued liabilities	591	(586)	946	(2,232)
Long-term income tax liabilities	(868)	(552)	(1,222)	(745)
Other	(843)	(231)	(580)	(769)

Net cash provided by operating activities	6,899	4,535	4,699	3,572

Investing activities:
Capital expenditures	(214)	(369)	(494)	(498)
Proceeds from sale of assets	—	29	—	51
Contingent purchase price	—	(86)	—	(139)
(Gain) loss on sale of investments	(10)	4	(27)	(10)
Proceeds from sales of available-for-sale securities	64	40	103	99
Purchases of available-for-sale securities	(64)	(40)	(103)	(99)

Net cash used in investing activities	(224)	(422)	(521)	(596)

Financing activities:
Proceeds from borrowings	—	47,600	10,200	57,900
Payments on debt	—	(47,600)	(10,200)	(57,900)
Retirement of long-term debt	—	(2,364)	—	(2,364)
Proceeds from issuance of common stock	—	—	5	5
Cash dividends	(352)	(352)	(704)	(704)
Other	10	—	10	—

Net cash used in financing activities	(342)	(2,716)	(689)	(3,063)

Effect of exchange rate changes on cash and cash equivalents	1,829	(2,984)	2,581	(4,475)

Increase (decrease) in cash and cash equivalents	8,162	(1,587)	6,070	(4,562)
Cash and cash equivalents at beginning of period	41,795	37,067	43,887	40,042

Cash and cash equivalents at end of period	$49,957	$35,480	$49,957	$35,480

Richardson Electronics, Ltd.

Unaudited Condensed Consolidated Statement of Stockholders’ Equity

(in thousands)

	Common	Class B Common	Par Value	Additional Paid In Capital	Common Stock in Treasury	(Accumulated Deficit) / Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance May 30, 2009:	15,930	3,048	$949	$120,370	$(6,310)	$(2,475)	$6,159	$118,693
Net income	—	—	—	—	—	5,049	—	5,049
Foreign currency translation	—	—	—	—	—	—	6,132	6,132
Fair value adjustments on investments	—	—	—	—	—	—	(2)	(2)

Share-based compensation:
Non-vested restricted stock	—	—	—	15	—	—	—	15
Stock options	—	—	—	336	—	—	—	336

Common stock issued	1	—	—	5	—	—	—	5
Treasury stock	—	—	—	—	10	—	—	10

Dividends paid to:
Common ($0.040 per share)	—	—	—	(594)	—	—	—	(594)
Class B ($0.036 per share)	—	—	—	(110)	—	—	—	(110)

Balance November 28, 2009:	15,931	3,048	$949	$120,022	$(6,300)	$2,574	$12,289	$129,534

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

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Item 10 of Regulation S-K and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by GAAP for complete financial statements.

References to GAAP issued by the Financial Accounting Standards Board (“FASB”) in these footnotes are to the FASB Accounting Standards Codification, TM sometimes referred to as the Codification or ASC. The FASB finalized the codification effective for periods ending on or after September 15, 2009.

In the opinion of management, all adjustments necessary for a fair presentation of the results of interim periods have been made. All inter-company transactions and balances have been eliminated. The unaudited condensed consolidated financial statements

RICHARDSON ELECTRONICS, LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

presented herein include the accounts of our wholly owned subsidiaries. The results of operations and cash flows for the three and six months ended November 28, 2009, are not necessarily indicative of the results that may be expected for the fiscal year ending May 29, 2010.

Our fiscal quarter ends on the Saturday nearest the end of the quarter ending month. The first six months of fiscal 2010 and 2009 each contain 26 weeks.

The financial information contained in this report should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended May 30, 2009.

3. DISCONTINUED OPERATIONS

On May 31, 2007, we completed the sale of the Security Systems Division/Burtek Systems (“SSD/Burtek”) to Honeywell International Inc. (“Honeywell”). The sale agreement of SSD/Burtek to Honeywell contemplated a post-closing working capital-based purchase price adjustment. During the second quarter of fiscal 2008, we received notification from Honeywell seeking a purchase price adjustment and we issued a dispute notice in a timely manner.

On December 18, 2009, we reached an agreement with Honeywell to settle the pending working capital disputes as well as other related claims. As a result, we recorded $1.2 million of expense, net of zero tax effect, as a loss from discontinued operations, for the second quarter ended November 28, 2009.

4. INVESTMENT IN MARKETABLE EQUITY SECURITIES

Our investments are primarily equity securities, all of which are classified as available-for-sale and are carried at their fair value, based on the quoted market prices. The fair value of our equity securities, which are included in other non-current assets, were $0.3 million as of November 28, 2009, and May 30, 2009. Proceeds from the sale of securities were $0.1 million during the second quarter and first six months of fiscal 2010. Proceeds from the sale of securities was less than $0.1 million during the second quarter of fiscal 2009 and $0.1 during the first six months of fiscal 2009. Gross realized gains and losses on those sales were less than $0.1 million during the second quarter and first six months of fiscal 2010 and 2009. Net unrealized holding losses of less than $0.1 million during the second quarter and first six months of fiscal 2010 have been included in accumulated other comprehensive income. Net unrealized holding losses of $0.1 million during the second quarter and first six months of fiscal 2009 have been included in accumulated other comprehensive income.

The following table presents the disclosure as required by FASB Accounting Standards Codification (“ASC”) 320-10, Investments – Debt and Equity Securities, for the investment in marketable equity securities with fair values less than cost basis (in thousands):

	Marketable Security Holding Length
	Less Than 12 Months		More Than 12 Months		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
November 28, 2009
Common Stock	$65	$2	$19	$4	$84	$6
May 30, 2009
Common Stock	$20	$1	$25	$5	$45	$6

RICHARDSON ELECTRONICS, LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. INTANGIBLE ASSETS

Intangible assets subject to amortization were as follows (in thousands):

	Intangible Assets Subject to Amortization
	November 28, 2009		May 30, 2009
	Gross Amounts	Accumulated Amortization	Gross Amounts	Accumulated Amortization
Deferred financing costs	$1,115	$778	$1,115	$683
Trademarks	478	478	478	478

Total	$1,593	$1,256	$1,593	$1,161

Amortization expense during the three and six month periods ended November 28, 2009, and November 29, 2008, were as follows (in thousands):

	Amortization Expense for Three Months		Amortization Expense for Six Months
	November 28, 2009	November 29, 2008	November 28, 2009	November 29, 2008
Deferred financing costs	$48	$54	$95	$113

Total	$48	$54	$95	$113

The amortization expense associated with the intangible assets subject to amortization for the next five years is presented in the following table (in thousands):

Fiscal Year	Amortization Expense
2010	$95
2011	$190
2012	$52
2013	$—
2014	$—
Thereafter	$—

The weighted average number of years of amortization expense remaining is 1.77.

On December 11, 2009, we notified the holders of our 8% convertible senior subordinated notes (8% notes) that we elected to redeem at par value all $7.7 million in aggregate principal outstanding. The 8% notes will be redeemed on January 11, 2010. The redemption of the 8% notes will result in a loss of approximately $0.2 million due to the write-off of the remaining deferred financing fees associated with 8% notes.

6. WARRANTIES

We offer warranties for specific products we manufacture. We also provide extended warranties for some products we sell that lengthen the period of coverage specified in the manufacturer’s original warranty. Our warranty terms generally range from one to three years, beyond the original manufacturer warranty.

Warranty reserves are established for costs that are expected to be incurred after the sale and delivery of products under warranty. The warranty reserves are determined based on known product failures, historical experience, and other available evidence. Warranty reserves, which are included in accrued liabilities on our unaudited condensed consolidated balance sheets, were approximately $0.2 million as of November 28, 2009, and May 30, 2009.

RICHARDSON ELECTRONICS, LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. DEBT

Long-term debt for the periods ended November 28, 2009, and May 30, 2009, was as follows (in thousands):

	November 28, 2009	May 30, 2009
7 3/4% convertible senior subordinated notes, due December 2011	$44,683	$44,683
8% convertible senior subordinated notes, due June 2011	7,670	7,670
Revolving credit agreement, due July 2010	—	—

Total long term debt	$52,353	$52,353

As of November 28, 2009, we maintained $52.4 million in long-term debt in the form of two series of convertible notes.

On December 9, 2009, we retired $0.9 million of the 7 3/4% convertible senior subordinated notes (7 3/4% notes) at approximately 97% of par value, which resulted in a gain of less than $0.1 million, net of deferred financing costs of less than $0.1 million. As the revolving credit agreement allows us to retire up to $15.0 million of our outstanding notes or equity, we did not need to obtain a waiver from our lending group to permit the retirement of the $0.9 million of the 7 3/4% notes.

On December 11, 2009, we notified the holders of our 8% notes that we elected to redeem at par value all $7.7 million in aggregate principal outstanding. The 8% notes will be redeemed on January 11, 2010. The redemption of the 8% notes will result in a loss of approximately $0.2 million due to the write-off of the remaining deferred financing fees associated with 8% notes. As the revolving credit agreement allows us to retire up to $15.0 million of our outstanding notes or equity, we did not need to obtain a waiver from our lending group to permit the retirement of the $7.7 million of the 8% notes.

We entered into a $40.0 million revolving credit agreement on July 27, 2007, which included a Euro sub-facility and a Singapore sub-facility. The U.S. facility is reduced by the amounts drawn on the Euro sub-facility and Singapore sub-facility. Pursuant to an amendment to the revolving credit agreement entered into on July 20, 2009, the total capacity was reduced from $40.0 million to $25.0 million. As of November 28, 2009, there were no amounts outstanding under the revolving credit agreement. Outstanding letters of credit were approximately $0.1 million and we also had $2.5 million reserved for usage on our commercial credit card program, leaving an unused line of $22.4 million as of November 28, 2009. Based on our loan covenants, actual available credit as of November 28, 2009, was $22.4 million. We were in compliance with our loan covenants as of November 28, 2009.

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

RICHARDSON ELECTRONICS, LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The estimated fair values of our 7 3/4% notes and 8% notes are based on price quotes at November 28, 2009, and May 30, 2009. The following table presents the disclosure under FASB ASC 825-10-50, Financial Instruments (in thousands):

	November 28, 2009		May 30, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
7 3/4% notes	$44,683	$43,343	$44,683	$38,235
8% notes	7,670	7,670	7,670	6,789

Total	$52,353	$51,013	$52,353	$45,024

See our Annual Report on Form 10-K for the fiscal year ended May 30, 2009, for additional discussion on our debt.

8. INCOME TAXES

The effective income tax rate from continuing operations during the second quarter and first six months of fiscal 2010 was a tax benefit of 16.8% and 17.6%, respectively, as compared to a tax provision of 6.7% and 11.9% for the second quarter and first six months of fiscal 2009, respectively.

The difference between the effective tax rate as compared to the U.S. federal statutory rate of 34% during the second quarter and first six months of fiscal 2010 resulted from our geographical distribution of taxable income or losses. The second quarter of fiscal 2010 included a benefit of approximately $0.1 million related to prior year’s income taxes of certain of our foreign jurisdictions and a benefit of approximately $0.9 million of reserve reversals related to expiring statutes of limitations. The first six months of fiscal 2010 included a $0.5 million benefit related to prior year’s income taxes of certain of our foreign jurisdictions and a benefit of approximately $1.4 million of reserve reversals related to expiring statutes of limitations.

The difference between the effective tax rate as compared to the U.S. federal statutory rate of 34% during the second quarter and first six months of fiscal 2009 resulted from our geographical distribution of taxable income or losses. The second quarter of fiscal 2009 included a tax benefit of less than $0.1 million related to the partial release of the valuation allowance related to net operating losses which was partially offset by a provision of less than $0.1 million related to prior year’s income tax of one of our foreign jurisdictions. The first six months of fiscal 2009 included a tax benefit of $0.9 million related to the partial release of the valuation allowance related to net operating losses which was partially offset by a provision of $0.6 million related to prior year’s income tax of one of our foreign jurisdictions.

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

As of November 28, 2009, our worldwide liability for uncertain tax positions, excluding interest and penalties, was $3.4 million as compared to $4.3 million as of May 30, 2009. We record penalties and interest relating to uncertain tax positions in the income tax expense line item within the unaudited condensed consolidated statements of operations and comprehensive income (loss). The net liability for uncertain tax positions decreased in the three months ended November 28, 2009, primarily due to the expiration of certain statutes of limitation.

It is reasonably possible that there will be a change in the unrecognized tax benefits, excluding interest and penalties, in the range of $0 to approximately $0.2 million due to the expiration of various statutes of limitations within the next 12 months.

RICHARDSON ELECTRONICS, LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In accordance with FASB ASC 260-10, Earnings Per Share (“ASC 260”), our Class B common stock is considered a participating security requiring the use of the two-class method for the computation of basic and diluted earnings per share. The two-class computation method for each period reflects the cash dividends paid per share for each class of stock, plus the amount of allocated undistributed earnings per share computed using the participation percentage which reflects the dividend rights of each class of stock. Basic and diluted earnings per share were computed using the two-class method as prescribed in ASC 260. The shares of Class B common stock are considered to be participating convertible securities since the shares of Class B common stock are convertible on a share-for-share basis into shares of common stock and may participate in dividends with common stock according to a predetermined formula which is 90% of the amount of common stock cash dividends.

Diluted earnings per share is calculated by dividing net income, adjusted for interest savings, net of tax, on assumed conversion of convertible debentures and notes, by the actual shares outstanding and share equivalents that would arise from the exercise of stock options, certain restricted stock awards, and the assumed conversion of convertible debentures and notes when dilutive. For the second quarter of fiscal 2010 and 2009, the assumed conversion and the effect of the interest savings of our 8% notes and 7 3/4% notes were included because their inclusion was dilutive. For the first six months of fiscal 2010, the assumed conversion and the effect of the interest savings of our 8% notes were included because their inclusion was dilutive. For the first six months of fiscal 2009, the assumed conversion and the effect of the interest savings of our 8% notes and 7 3/4% were included because their inclusion was dilutive.

The amounts per share presented in our unaudited condensed consolidated statements of operations and comprehensive income (loss) are based on the following amounts (in thousands, except per share amounts):

	Three Months Ended
	November 28, 2009		November 29, 2008
	Basic	Diluted (1)	Basic	Diluted (1)
Numerator for basic and diluted EPS:
Income from continuing operations	$4,307	$4,939	$5,934	$6,566
Less dividends:
Common stock	297	362	297	362
Class B common stock	55	55	55	55

Undistributed earnings	$3,955	$4,522	$5,582	$6,149

Common stock undistributed earnings	$3,339	$3,927	$4,712	$5,339
Class B common stock undistributed earnings	616	595	870	810

Total undistributed earnings	$3,955	$4,522	$5,582	$6,149

RICHARDSON ELECTRONICS, LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended
	November 28, 2009		November 29, 2008
	Basic	Diluted (1)	Basic	Diluted (1)
Numerator for basic and diluted EPS continued:
Loss from discontinued operations	$(1,173)	$(1,173)	$—	$—
Less dividends:
Common stock	297	362	297	362
Class B common stock	55	55	55	55

Undistributed losses	$(1,525)	$(1,590)	$(352)	$(417)

Common stock undistributed losses	$(1,287)	$(1,381)	$(297)	$(362)
Class B common stock undistributed losses	(238)	(209)	(55)	(55)

Total undistributed losses	$(1,525)	$(1,590)	$(352)	$(417)

Net income	$3,134	$3,766	$5,934	$6,566
Less dividends:
Common stock	297	362	297	362
Class B common stock	55	55	55	55

Undistributed earnings	$2,782	$3,349	$5,582	$6,149

Common stock undistributed earnings	$2,349	$2,908	$4,712	$5,339
Class B common stock undistributed earnings	433	441	870	810

Total undistributed earnings	$2,782	$3,349	$5,582	$6,149

Denominator for basic and diluted EPS:
Denominator for basic EPS:
Common stock weighted average shares	14,864	14,864	14,858	14,858

Class B common stock weighted average shares, and shares under if-converted method for diluted earnings per share	3,048	3,048	3,048	3,048

Effect of dilutive securities
Unvested restricted stock awards		4		8
Dilutive stock options		6		—
Convertible 8% notes		744		744
Convertible 7 3/4% notes		2,482		2,482

Denominator for diluted EPS adjusted for weighted average shares and assumed conversions		21,148		21,140

Income from continuing operations per share:
Common stock	$0.25	$0.24	$0.34	$0.31

Class B common stock	$0.22	$0.21	$0.30	$0.28

Loss from discontinued operations per share:
Common stock	$(0.07)	$(0.06)	$—	$—

Class B common stock	$(0.06)	$(0.05)	$—	$—

Net income per share:
Common stock	$0.18	$0.18	$0.34	$0.31

Class B common stock	$0.16	$0.16	$0.30	$0.28

(1)

Net income and common stock dividends for the three months ended November 28, 2009, and November 29, 2008, have been adjusted for the dilutive impact of the conversion of our 8% notes and 7 3/4% notes.

Note: Common stock options that were anti-dilutive and not included in dilutive earnings per common share for the second quarter of fiscal 2010 and 2009 were 1,864,627 and 1,800,832, respectively.

RICHARDSON ELECTRONICS, LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Six Months Ended
	November 28, 2009		November 29, 2008
	Basic	Diluted (1)	Basic	Diluted (2)
Numerator for basic and diluted EPS:
Income from continuing operations	$6,222	$6,412	$9,627	$10,891
Less dividends:
Common stock	594	624	594	724
Class B common stock	110	110	110	110

Undistributed earnings	$5,518	$5,678	$8,923	$10,057

Common stock undistributed earnings	$4,658	$4,829	$7,532	$8,733
Class B common stock undistributed earnings	860	849	1,391	1,324

Total undistributed earnings	$5,518	$5,678	$8,923	$10,057

Loss from discontinued operations	$(1,173)	$(1,173)	$—	$—
Less dividends:
Common stock	594	624	594	(724)
Class B common stock	110	110	110	(110)

Undistributed losses	$(1,877)	$(1,907)	$(704)	$(834)

Common stock undistributed losses	$(1,585)	$(1,622)	$(594)	$(724)
Class B common stock undistributed losses	(292)	(285)	(110)	(110)

Total undistributed losses	$(1,877)	$(1,907)	$(704)	$(834)

Net income	$5,049	$5,239	$9,627	$10,891
Less dividends:
Common stock	594	624	594	724
Class B common stock	110	110	110	110

Undistributed earnings	$4,345	$4,505	$8,923	$10,057

Common stock undistributed earnings	$3,668	$3,832	$7,532	$8,733
Class B common stock undistributed earnings	677	673	1,391	1,324

Total undistributed earnings	$4,345	$4,505	$8,923	$10,057

Denominator for basic and diluted EPS:
Denominator for basic EPS:
Common stock weighted average shares	14,862	14,862	14,855	14,855

Class B common stock weighted average shares, and shares under if-converted method for diluted earnings per share	3,048	3,048	3,048	3,048

Effect of dilutive securities
Unvested restricted stock awards		6		10
Dilutive stock options		1		—
Convertible 8% notes		744		744
Convertible 7 3/4% notes		—		2,482

Denominator for diluted EPS adjusted for weighted average shares and assumed conversions		18,661		21,139

Income from continuing operations per share:
Common stock	$0.36	$0.34	$0.55	$0.52

Class B common stock	$0.32	$0.31	$0.49	$0.47

Loss from discontinued operations per share:
Common stock	$(0.07)	$(0.06)	$—	$—

Class B common stock	$(0.06)	$(0.05)	$—	$—

Net income per share:
Common stock	$0.29	$0.28	$0.55	$0.52

Class B common stock	$0.26	$0.26	$0.49	$0.47

(1)	Net income and common stock dividends for the six months ended November 28, 2009, have been adjusted for the dilutive impact of the conversion of our 8% notes.
(2)	Net income and common stock dividends for the six months ended November 29, 2008, have been adjusted for the dilutive impact of the conversion of our 8% notes and 7 3/4% notes.

Note: Common stock options that were anti-dilutive and not included in dilutive earnings per common share for the first six months of fiscal 2010 and 2009 were 1,869,637 and 1,800,832, respectively.

RICHARDSON ELECTRONICS, LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. SEGMENT REPORTING

Based on our interpretation of FASB ASC 280-10, Segment Reporting, we have identified three reportable segments: the RF, Wireless & Power Division (RFPD), the Electron Device Group (EDG), and Canvys.

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

The CEO evaluates performance and allocates resources, in part, based on the gross profit of each segment.

Operating results and assets by segment are summarized in the following table (in thousands):

	Net Sales	Gross Profit	Assets (1)
Second Quarter Fiscal 2010
RFPD	$82,818	$18,141	$114,317
EDG	20,121	7,366	35,582
Canvys	12,995	3,535	13,340

Total	$115,934	$29,042	$163,239

Second Quarter Fiscal 2009
RFPD	$93,445	$21,263	$133,255
EDG	22,210	7,811	44,760
Canvys	16,820	4,156	20,280

Total	$132,475	$33,230	$198,295

First Six Months Fiscal 2010
RFPD	$162,296	$35,543	$114,317
EDG	38,917	13,633	35,582
Canvys	24,213	6,335	13,340

Total	$225,426	$55,511	$163,239

First Six Months Fiscal 2009
RFPD	$190,317	$42,169	$133,255
EDG	47,261	15,440	44,760
Canvys	33,933	8,486	20,280

Total	$271,511	$66,095	$198,295

(1)	Includes accounts receivable, inventory, and goodwill.

RICHARDSON ELECTRONICS, LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of net sales, gross profit, and segment assets to the relevant consolidated amounts is as follows (in thousands):

	Three Months Ended		Six Months Ended
	November 28, 2009	November 29, 2008	November 28, 2009	November 29, 2008
Segment net sales	$115,934	$132,475	$225,426	$271,511
Corporate	—	76	—	(13)

Net sales	$115,934	$132,551	$225,426	$271,498

Segment gross profit	$29,042	$33,230	$55,511	$66,095
Manufacturing variances and other costs	(1)	(52)	(1)	(198)

Gross profit	$29,041	$33,178	$55,510	$65,897

	November 28, 2009	May 30, 2009
Segment assets	$163,239	$169,845
Cash and cash equivalents	49,957	43,887
Other current assets (1)	17,392	11,605
Net property	17,822	19,371
Other assets (2)	4,472	4,107

Total assets	$252,882	$248,815

(1)	Other current assets include miscellaneous receivables, manufacturing inventories, prepaid expenses, and current deferred income taxes.
(2)	Other assets include investments and non-current deferred income taxes.

Geographic net sales information is primarily grouped by customer destination into four areas: North America; Asia/Pacific; Europe; and Latin America. Europe includes sales to the Middle East and Africa. Mexico is included in Latin America.

Net sales and gross profit by geographic region are summarized in the following table (in thousands):

	Second Quarter		First Six Months
	FY 2010	FY 2009	FY 2010	FY 2009
Net Sales
North America	$39,388	$47,766	$75,631	$98,269
Asia/Pacific	43,513	44,995	85,903	92,769
Europe	29,287	34,928	56,081	70,462
Latin America	3,680	4,414	7,808	8,829
Corporate	66	448	3	1,169

Total	$115,934	$132,551	$225,426	$271,498

Gross Profit
North America	$10,257	$12,333	$19,529	$25,077
Asia/Pacific	10,282	10,036	19,976	20,687
Europe	7,892	9,012	15,027	18,456
Latin America	1,191	1,489	2,583	2,831
Corporate	(581)	308	(1,605)	(1,154)

Total	$29,041	$33,178	$55,510	$65,897

We sell our products to customers in diversified industries and perform periodic credit evaluations of our customers’ financial condition. Terms are generally on open account, payable net 30 days in North America, and vary throughout Asia/Pacific, Europe, and Latin America. Estimates of credit losses are recorded in the financial statements based on monthly reviews of outstanding accounts. Corporate primarily includes unallocated manufacturing overhead, customer discounts, and intercompany freight expenses.

RICHARDSON ELECTRONICS, LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. FAIR VALUE MEASUREMENTS

FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. We adopted the provisions of ASC 820 as of June 1, 2008, and the adoption of ASC 820 did not materially impact our financial condition, results of operations, or cash flow.

ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists; therefore requiring an entity to develop its own assumptions.

As of November 28, 2009, we held investments that are required to be measured at fair value on a recurring basis. Our investments primarily consist of equity securities of publicly traded companies for which market prices are readily available.

Investments measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of November 28, 2009, were as follows (in thousands):

	Level 1	Level 2	Level 3

Equity securities	$316	$—	$—

12. RECENT ACCOUNTING PRONOUNCEMENTS

In October 2009, the FASB issued ASC update No 2009-13, Revenue Recognition, (“ASC Update No. 2009-13”), which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, the guidance amends the criteria in FASB ASC Subtopic 605-25, Revenue Recognition-Multiple-Element Arrangements, for separating consideration in multiple-deliverable arrangements. The guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. The guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, the guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. ASC Update No. 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We are currently evaluating the impact of the adoption of ASC Update No. 2009-13 on our consolidated financial statements.

13. STOCK REPURCHASE PROGRAM

Our Board of Directors approved a share repurchase program authorizing us to purchase shares of our outstanding common stock. Stock repurchases under this program may be made on the open market or in privately negotiated transactions, depending on factors including market conditions and other factors. During the second quarter of fiscal 2010, we did not repurchase any shares of common stock under the share repurchase program. The stock repurchase program does not have an expiration date and may be suspended or discontinued at any time.

During January 2010, we will be repurchasing approximately 300,000 shares of our common stock held in our Employee Stock Ownership Plan (“ESOP”) in a private transaction. The ESOP was terminated on October 15, 2009.

RICHARDSON ELECTRONICS, LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. SUBSEQUENT EVENTS

We have evaluated our subsequent events through January 7, 2010, the date that our financial statements were issued. Other than as disclosed in Note 3 “Discontinued Operations”, Note 5 “Intangible Assets”, and in Note 7 “Debt” of our notes to unaudited condensed consolidated financial statements, there were no additional subsequent events that required adjustment to the financial statements or disclosures through January 7, 2010.

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

•

Results of Operations – an analysis and comparison of our consolidated results of operations for the three and six month periods ended November 28, 2009, and November 29, 2008, as reflected in our unaudited condensed consolidated statements of operations and comprehensive income (loss).

•

Liquidity, Financial Position, and Capital Resources – a discussion of our primary sources and uses of cash for the six month period ended November 28, 2009, and November 29, 2008, and a discussion of changes in our financial position.

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

We currently have operations in the following major geographic regions:

•	North America;

•	Asia/Pacific;

•	Europe; and

•	Latin America.

RESULTS OF OPERATIONS

Overview – Three Months Ended November 28, 2009

•	Net sales for the second quarter of fiscal 2010 were $115.9 million, down 12.5%, compared to net sales of $132.6 million during the second quarter of last year.

•	Gross margin as a percent of net sales remained flat at 25.0% during the second quarter of fiscal 2010 and 2009.

•	SG&A expenses decreased to $23.7 million, or 20.4% of net sales, during the second quarter of fiscal 2010, compared to $28.2 million, or 21.3% of net sales, during the second quarter of last year.

•	Operating income during the second quarter of fiscal 2010 improved to $5.4 million, compared to operating income of $5.0 million during the second quarter of last year.

•	Income from continuing operations during the second quarter of fiscal 2010 was $4.3 million versus income from continuing operations of $5.9 million during the second quarter of last year.

Overview – Six Months Ended November 28, 2009

•	Net sales for the first six months of fiscal 2010 were $225.4 million, down 17.0%, compared to net sales of $271.5 million during the first six months of last year.

•	Gross margin as a percent of net sales increased to 24.6% during the first six months of fiscal 2010, compared to 24.3% during the first six months of last year.

•	SG&A expenses decreased to $46.6 million, or 20.7% of net sales, during the first six months of fiscal 2010, compared to $56.4 million, or 20.8% of net sales, during the first six months of last year.

•

Operating income during the first six months of fiscal 2010 was $8.9 million, or 3.9% of net sales, compared to operating income of $9.4 million, or 3.5% of net sales, during the first six months of last year.

•	Income from continuing operations during the first six months of fiscal 2010 was $6.2 million versus $9.6 million during the first six months of last year.

Net Sales and Gross Profit Analysis

During the second quarter and first six months of fiscal 2010, consolidated net sales decreased 12.5% and 17.0%, respectively, as all three segments experienced a net sales decline compared to prior year.

Net sales by segment and percent change during the second quarter and first six months of fiscal 2010 and 2009 were as follows (in thousands):

Net Sales	FY 2010	FY 2009	% Change
Second Quarter
RFPD	$82,818	$93,445	(11.4)%
EDG	20,121	22,210	(9.4)%
Canvys	12,995	16,820	(22.7)%
Corporate	—	76

Total	$115,934	$132,551	(12.5)%

First Six Months
RFPD	$162,296	$190,317	(14.7)%
EDG	38,917	47,261	(17.7)%
Canvys	24,213	33,933	(28.6)%
Corporate	—	(13)

Total	$225,426	$271,498	(17.0)%

Consolidated gross profit decreased during the second quarter and first six months of fiscal 2010 as compared to the second quarter and first six months of fiscal 2009, primarily due to the decline in net sales. Consolidated gross margin as a percentage of net sales increased to 24.6% during the first six months of fiscal 2010, as compared to 24.3% during the first six months of fiscal 2009. The improvement in gross margin was due primarily to a shift in sales mix between product lines and geographic regions.

Gross profit reflects the distribution and manufacturing product margin less manufacturing variances, inventory obsolescence charges, customer returns, scrap and cycle count adjustments, engineering costs, and other provisions. Corporate gross profit includes certain freight costs and other miscellaneous charges.

Gross profit by segment and percent of segment net sales during the second quarter and first six months of fiscal 2010 and 2009 were as follows (in thousands):

Gross Profit	FY 2010	% of Net Sales	FY 2009	% of Net Sales
Second Quarter
RFPD	$18,141	21.9%	$21,263	22.8%
EDG	7,366	36.6%	7,811	35.2%
Canvys	3,535	27.2%	4,156	24.7%
Corporate	(1)		(52)

Total	$29,041	25.0%	$33,178	25.0%

First Six Months
RFPD	$35,543	21.9%	$42,169	22.2%
EDG	13,633	35.0%	15,440	32.7%
Canvys	6,335	26.2%	8,486	25.0%
Corporate	(1)		(198)

Total	$55,510	24.6%	$65,897	24.3%

RF, Wireless & Power Division

RFPD net sales decreased 11.4% and 14.7% to $82.8 million and $162.3 million during the second quarter and first six months of fiscal 2010, respectively, from $93.4 million and $190.3 million during the second quarter and first six months of fiscal 2009, respectively. Overall, net sales continue to be negatively impacted with declining demand reflecting the weak global economy. The decline in net sales included most product lines including power conversion, network access, passive/interconnect, and infrastructure products. Gross margin as a percent of net sales decreased to 21.9% during both the second quarter and first six months of fiscal 2010, respectively, from 22.8% and 22.2% during the second quarter and first six months of fiscal 2009, respectively, due primarily to a shift in sales mix between product lines and geographic regions.

Electron Device Group

EDG net sales decreased 9.4% and 17.7% to $20.1 million and $38.9 million during the second quarter and first six months of fiscal 2010, respectively, from $22.2 million and $47.3 million during the second quarter and first six months of fiscal 2009, respectively. The decline during both periods was due primarily to a decline in tube sales. Tube sales declined in North America during the second quarter and first six months of fiscal 2010 as compared to the second quarter and first six months of fiscal 2009. Gross margin as a percent of net sales increased to 36.6% and 35.0% during the second quarter and first six months of fiscal 2010, respectively, as compared to 35.2% and 32.7% during the second quarter and first six months of fiscal 2009, respectively, due primarily to a shift in sales mix between product lines and geographic regions.

Canvys

Canvys net sales decreased 22.7% and 28.6% to $13.0 million and $24.2 million during the second quarter and first six months of fiscal 2010, respectively, from $16.8 million and $33.9 million during the second quarter and first six months of fiscal 2009, respectively. Canvys net sales declined due to capital spending project delays within the healthcare and medical OEM sectors. Gross margin increased to 27.2% and 26.2% during the second quarter and first six months of fiscal 2010, respectively, from 24.7% and 25.0% during the second quarter and first six months of fiscal 2009, respectively, due primarily to improved operating efficiencies and increased focus on sales of our higher margin customized solutions.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses (“SG&A”) decreased $4.5 million and $9.8 million to $23.7 million and $46.6 million during the second quarter and first six months of fiscal 2010, respectively, from $28.2 million and $56.4 million during the second quarter and first six months of fiscal 2009, respectively. Severance expense recorded during the second quarter and first six months of 2010 was $0.3 million and $0.5 million, respectively. Severance expense recorded during the second quarter and first six months of 2009 was $0.5 million and $1.1 million, respectively. The decrease in SG&A expense during the second quarter and first six months of fiscal 2010 reflects our ongoing cost reduction initiatives including headcount reductions, significant reductions in discretionary spending, and re-negotiating contracts.

Other (Income) Expense

Other (income) expense was $1.7 million and $3.6 million of expense during the second quarter and first six months of fiscal 2010, respectively, as compared to $1.4 million and $1.5 million of income during the second quarter and first six months of fiscal 2009, respectively. The change to expense from income during the second quarter and first six months of fiscal 2010 was due primarily to unfavorable changes in foreign currency exchange rates and a gain on retirement of long-term debt. Other (income) expense included a foreign exchange loss of $0.7 million and $1.5 million during the second quarter and first six months of fiscal 2010, respectively, as compared to a foreign exchange gain of $1.5 million and $2.5 million during the second quarter and first six months of fiscal 2009, respectively. The second quarter and first six months of fiscal 2009 also included a gain on retirement of long-term debt of $0.9 million.

Income Tax Provision

The effective income tax rate from continuing operations during the second quarter and first six months of fiscal 2010 was a tax benefit of 16.8% and 17.6%, respectively, as compared to a tax provision of 6.7% and 11.9% for the second quarter and first six months of fiscal 2009, respectively.

The difference between the effective tax rate as compared to the U.S. federal statutory rate of 34% during the second quarter and first six months of fiscal 2010 resulted from our geographical distribution of taxable income or losses. The second quarter of fiscal 2010 included a benefit of approximately $0.1 million related to prior year’s income taxes of certain of our foreign jurisdictions and a benefit of approximately $0.9 million of reserve reversals related to expiring statutes of limitations. The first six months of fiscal 2010 included a $0.5 million benefit related to prior year’s income taxes of certain of our foreign jurisdictions and a benefit of approximately $1.4 million of reserve reversals related to expiring statutes of limitations.

The difference between the effective tax rate as compared to the U.S. federal statutory rate of 34% during the second quarter and first six months of fiscal 2009 resulted from our geographical distribution of taxable income or losses. The second quarter of fiscal 2009 included a tax benefit of less than $0.1 million related to the partial release of the valuation allowance related to net operating losses which was partially offset by a provision of less than $0.1 million related to prior year’s income tax of one of our foreign jurisdictions. The first six months of fiscal 2009 included a tax benefit of $0.9 million related to the partial release of the valuation allowance related to net operating losses which was partially offset by a provision of $0.6 million related to prior year’s income tax of one of our foreign jurisdictions.

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

As of November 28, 2009, our worldwide liability for uncertain tax positions, excluding interest and penalties, was $3.4 million as compared to $4.3 million as of May 30, 2009. We record penalties and interest relating to uncertain tax positions in the income tax expense line item within the unaudited condensed consolidated statements of operations and comprehensive income (loss). The net liability for uncertain tax positions decreased in the three months ended November 28, 2009, primarily due to the expiration of certain statutes of limitation.

It is reasonably possible that there will be a change in the unrecognized tax benefits, excluding interest and penalties, in the range of $0 to approximately $0.2 million due to the expiration of various statutes of limitations within the next 12 months.

Discontinued operations

See Note 3 “Discontinued Operations” of our unaudited condensed consolidated financial statements for additional discussion on the loss from discontinued operations.

Net Income and Per Share Data

Net income during the second quarter of fiscal 2010 was $3.1 million, or $0.18 per diluted common share and $0.16 per Class B diluted common share as compared to net income of $5.9 million during the second quarter of fiscal 2009, or $0.31 per diluted common share and $0.28 per Class B diluted common share. Net income during the first six months of fiscal 2010 was $5.0 million, or $0.28 per diluted common share and $0.26 per Class B diluted common share as compared to net income of $9.6 million during the first six months of fiscal 2009, or $0.52 per diluted common share and $0.47 per Class B diluted common share.

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

Cash and cash equivalents were $50.0 million as of November 28, 2009, as compared to $43.9 million as of May 30, 2009.

Cash Flows from Operating Activities

Cash provided by operating activities during the first six months of fiscal 2010 was $4.7 million, due primarily to lower inventory and accounts receivable balances and higher accrued liability balances, partially offset by lower accounts payable balances. The decline in inventory of $5.9 million, excluding the impact of foreign currency exchange of $1.8 million, during the first six months of fiscal 2010 was due primarily to a reduction in inventory purchases. The decline in accounts receivable balances of $1.0 million, excluding the impact of foreign currency exchange of $3.0 million, during the first six months of fiscal 2010 was due primarily to accelerated cash collection efforts. The increase in accrued liabilities of $1.0 million, excluding the impact of foreign currency exchange of $0.6 million, during the first six months of fiscal 2010 was due primarily to the timing of payments. The decline in accounts payable balances of $8.7 million, excluding the impact of foreign currency exchange of $0.5 million, during the first six months of fiscal 2010 was due primarily to the timing of payments and a decline in inventory purchases.

Cash provided by operating activities during the first six months of fiscal 2009 was $3.6 million, due primarily to higher accounts payable balances and lower accounts receivable balances, partially offset by higher inventory balances and lower accrued liability balances. The increase in accounts payable balances of $5.4 million, excluding the impact of foreign currency exchange of

$1.9 million, during the first six months of fiscal 2009 was due primarily to negotiating favorable payment terms with many of our vendors. The decline in accounts receivable balances of $2.1 million, excluding the impact of foreign currency of $7.3 million, during the first six months of fiscal 2009 was due primarily to a decline in sales volume. The increase in inventory balances of $10.4 million, excluding the impact of foreign currency exchange of $4.6 million, during the first six months of fiscal 2009 was due primarily to purchases of inventory necessary to support anticipated sales volume in future quarters. The decline in accrued liability balances of $2.2 million, excluding the impact of foreign currency exchange of $0.8 million, during the first six months of fiscal 2009 was due primarily to the timing and payment of accrued payroll and accrued taxes.

Cash Flows from Investing Activities

Net cash used in investing activities was $0.5 million and $0.6 million during the first six months of fiscal 2010 and 2009, respectively, was due primarily to capital expenditures.

Cash Flows from Financing Activities

Net cash used in financing activities of $0.7 million during the first six months of fiscal 2010 was due to cash dividends paid. Net cash used in financing activities of $3.1 million during the first six months of fiscal 2009 was due to primarily to the retirement of long-term debt and cash dividends paid.

As of November 28, 2009, we maintained $52.4 million in long-term debt in the form of two series of convertible notes.

On December 9, 2009, we retired $0.9 million of the 7 3/4 % convertible senior subordinated notes (7 3/4% notes) at approximately 97% of par value, which resulted in a gain of less than $0.1 million, net of deferred financing costs of less than $0.1 million. As the revolving credit agreement allows us to retire up to $15.0 million of our outstanding notes or equity, we did not need to obtain a waiver from our lending group to permit the retirement of the $0.9 million of the 7 3/4% notes.

On December 11, 2009, we notified the holders of our 8% convertible senior subordinated notes (8% notes) that we elected to redeem at par value all $7.7 million in aggregate principal outstanding. The 8% notes will be redeemed on January 11, 2010. The redemption of the 8% notes will result in a loss of approximately $0.2 million due to the write-off of the remaining deferred financing fees associated with 8% notes. As the revolving credit agreement allows us to retire up to $15.0 million of our outstanding notes or equity, we did not need to obtain a waiver from our lending group to permit the retirement of the $7.7 million of the 8% notes.

We entered into a $40.0 million revolving credit agreement on July 27, 2007, which included a Euro sub-facility and a Singapore sub-facility. The U.S. facility is reduced by the amounts drawn on the Euro sub-facility and Singapore sub-facility. Pursuant to an amendment to the revolving credit agreement entered into on July 20, 2009, the total capacity was reduced from $40.0 million to $25.0 million. As of November 28, 2009, there were no amounts outstanding under the revolving credit agreement. Outstanding letters of credit were approximately $0.1 million and we also had $2.5 million reserved for usage on our commercial credit card program, leaving an unused line of $22.4 million as of November 28, 2009. Based on our loan covenants, actual available credit as of November 28, 2009, was $22.4 million. We were in compliance with our loan covenants as of November 28, 2009.

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

(a) Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of November 28, 2009.

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

(b) Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the second quarter of fiscal 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

At the annual meeting of stockholders held on October 13, 2009, two proposals were submitted to a vote of our stockholders: (1) to elect our directors; and (2) to ratify the selection of Ernst & Young LLP as our independent registered public accounting firm for fiscal year 2010. Stockholders present in person or by proxy holding shares representing 41,516,286 votes out of a total of 45,349,354 votes entitled to be voted at the meeting, which was more than the number of votes necessary to constitute a quorum. The following table sets forth the results of the voting:

Proposal	Number of Affirmative Votes	Withheld Authority
1. Election of Directors
Edward J. Richardson	40,068,211	1,446,717
Scott Hodes	33,401,385	8,113,543
Samuel Rubinovitz	40,065,906	1,449,022
Harold L. Purkey	40,067,706	1,447,222
Ad Ketelaars	40,060,451	1,454,477
John R. Peterson	40,959,663	555,265

Proposal	For	Against	Abstain	Not Voted
2. Ratify the selection of Ernst & Young LLP	41,341,068	173,074	2,144	3,833,068

ITEM 5.	OTHER INFORMATION

Results of Operation and Financial Condition and Declaration of Dividend

On January 6, 2010, we issued a press release reporting results for our second quarter ended November 28, 2009, and the declaration of a cash dividend. A copy of the press release is furnished as Exhibit 99.1 to this Form 10-Q and incorporated by reference herein.

ITEM 6.	EXHIBITS

See exhibit index which is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RICHARDSON ELECTRONICS, LTD.

Date: January 7, 2010	By:	/S/ KATHLEEN S. DVORAK
Kathleen S. Dvorak
Chief Financial Officer
(on behalf of the Registrant and as Principal Financial Officer)

Exhibit Index

(c) EXHIBITS

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the Company, incorporated by reference to Appendix B to the Proxy Statement / Prospectus dated November 13, 1986, incorporated by reference to the Company’s Registration Statement on Form S-4.

3.2	Amended and Restated By-Laws of the Company, incorporated by reference to Exhibit 3.2 of the Company’s Report of Form 10-Q for the quarterly period ended August 29, 2009.

31.1	Certification of Edward J. Richardson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed pursuant to Part I).

31.2	Certification of Kathleen S. Dvorak pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed pursuant to Part I).

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed pursuant to Part I).

99.1	Press release, dated January 6, 2010.