Form 10-Q
period 2010-02-27
RICHARDSON ELECTRONICS LTD/DE
filed 2010-04-09
CIK 355948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 27, 2010

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

As of April 5, 2010, there were outstanding 14,592,837 shares of Common Stock, $0.05 par value and 3,048,258 shares of Class B Common Stock, $0.05 par value, which are convertible into Common Stock of the registrant on a share for share basis.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Richardson Electronics, Ltd.

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

	February 27, 2010	May 30, 2009
Assets
Current assets:
Cash and cash equivalents	$51,561	$43,887
Accounts receivable, less allowance of $1,908 and $2,396	93,121	92,449
Inventories	79,526	81,165
Prepaid expenses	6,639	5,245
Deferred income taxes	2,459	2,591

Total current assets	233,306	225,337

Non-current assets:
Property, plant and equipment, net	16,992	19,371
Other intangible assets, net	154	432
Non-current deferred income taxes	3,445	3,385
Other non-current assets	325	290

Total non-current assets	20,916	23,478

Total assets	$254,222	$248,815

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$60,001	$52,996
Accrued liabilities	18,689	18,371

Total current liabilities	78,690	71,367

Non-current liabilities:
Long-term debt	43,833	52,353
Long-term income tax liabilities	3,474	5,016
Other non-current liabilities	1,550	1,386

Total non-current liabilities	48,857	58,755

Total liabilities	127,547	130,122

Commitments and contingencies	—	—

Stockholders’ equity
Common stock, $0.05 par value; issued 15,946 shares at February 27, 2010, and 15,930 shares at May 30, 2009	798	797
Class B common stock, convertible, $0.05 par value; issued 3,048 shares at February 27, 2010, and at May 30, 2009	152	152
Preferred stock, $1.00 par value, no shares issued	—	—
Additional paid-in-capital	120,273	120,370
Common stock in treasury, at cost, 1,354 shares at February 27, 2010, and 1,065 shares at May 30, 2009	(8,492)	(6,310)
Retained earnings (accumulated deficit)	6,695	(2,475)
Accumulated other comprehensive income	7,249	6,159

Total stockholders’ equity	126,675	118,693

Total liabilities and stockholders’ equity	$254,222	$248,815

Richardson Electronics, Ltd.

Unaudited Condensed Consolidated Statements of Operations

and Comprehensive Income (Loss)

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
Statements of Operations	February 27, 2010	February 28, 2009	February 27, 2010	February 28, 2009

Net sales	$121,330	$110,316	$346,756	$381,814
Cost of sales	91,922	86,590	261,838	292,191

Gross profit	29,408	23,726	84,918	89,623
Selling, general, and administrative expenses	23,720	27,686	70,336	84,089
Loss on disposal of assets	9	5,778	7	5,856

Operating income (loss)	5,679	(9,738)	14,575	(322)

Other (income) expense:
Interest expense	983	1,130	3,227	3,489
Investment (income) loss	(19)	33	(79)	(337)
Foreign exchange (gain) loss	(208)	(153)	1,310	(2,636)
(Gain) loss on retirement of long-term debt	127	—	127	(849)
Other, net	2	74	(96)	(92)

Total other (income) expense	885	1,084	4,489	(425)

Income (loss) from continuing operations before income taxes	4,794	(10,822)	10,086	103
Income tax provision (benefit)	326	563	(604)	1,861

Income (loss) from continuing operations	4,468	(11,385)	10,690	(1,758)
Loss from discontinued operations	—	—	1,173	—

Net income (loss)	$4,468	$(11,385)	$9,517	$(1,758)

Net income (loss) per common share – basic:
Income (loss) from continuing operations	$0.26	$(0.65)	$0.61	$(0.10)
Loss from discontinued operations	—	—	(0.07)	—

Net income (loss) per common share - basic	$0.26	$(0.65)	$0.54	$(0.10)

Net income (loss) per Class B common share – basic:
Income (loss) from continuing operations	$0.23	$(0.58)	$0.55	$(0.09)
Loss from discontinued operations	—	—	(0.06)	—

Net income (loss) per Class B common share - basic	$0.23	$(0.58)	$0.49	$(0.09)

Net income (loss) per common share – diluted:
Income (loss) from continuing operations	$0.25	$(0.65)	$0.60	$(0.10)
Loss from discontinued operations	—	—	(0.07)	—

Net income (loss) per common share – diluted	$0.25	$(0.65)	$0.53	$(0.10)

Net income (loss) per Class B common share – diluted:
Income (loss) from continuing operations	$0.23	$(0.58)	$0.55	$(0.09)
Loss from discontinued operations	—	—	(0.06)	—

Net income (loss) per Class B common share – diluted	$0.23	$(0.58)	$0.49	$(0.09)

Weighted average number of shares:
Common shares - basic	14,718	14,858	14,814	14,856

Class B common shares - basic	3,048	3,048	3,048	3,048

Common shares - diluted	20,229	14,858	17,873	14,856

Class B common shares - diluted	3,048	3,048	3,048	3,048

Dividends per common share	$0.020	$0.020	$0.060	$0.060

Dividends per Class B common share	$0.018	$0.018	$0.054	$0.054

Statements of Comprehensive Income (Loss)
Net income (loss)	$4,468	$(11,385)	$9,517	$(1,758)
Foreign currency translation	(5,043)	(2,213)	1,089	(16,560)
Fair value adjustments on investments	3	17	1	(116)

Comprehensive income (loss)	$(572)	$(13,581)	$10,607	$(18,434)

Richardson Electronics, Ltd.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended		Nine Months Ended
	February 27, 2010	February 28, 2009	February 27, 2010	February 28, 2009
Operating activities:
Net income (loss)	$4,468	$(11,385)	$9,517	$(1,758)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	945	1,103	3,124	3,462
Discontinued operations	—	—	1,173	—
(Gain) loss on retirement of long-term debt	127	—	127	(849)
Loss on disposal of assets	9	5,778	7	5,856
Stock compensation expense	152	164	503	468
Deferred income taxes	35	319	119	259
Accounts receivable	(1,389)	6,647	(350)	8,719
Inventories	(3,959)	4,177	1,926	(6,221)
Prepaid expenses	(189)	808	(1,661)	(414)
Accounts payable	15,722	(8,207)	6,991	(2,800)
Accrued liabilities	(395)	(1,505)	551	(3,737)
Long-term income tax liabilities	(111)	(246)	(1,333)	(991)
Other	564	332	(16)	(437)

Net cash provided by (used in) operating activities	15,979	(2,015)	20,678	1,557

Investing activities:
Capital expenditures	(190)	(389)	(684)	(887)
Discontinued operations settlement	(1,000)	—	(1,000)	—
Proceeds from sale of assets	6	124	6	175
Contingent purchase price	—	165	—	26
(Gain) loss on sale of investments	(3)	2	(30)	(8)
Proceeds from sales of available-for-sale securities	29	25	132	124
Purchases of available-for-sale securities	(29)	(25)	(132)	(124)

Net cash used in investing activities	(1,187)	(98)	(1,708)	(694)

Financing activities:
Proceeds from borrowings	—	34,400	10,200	92,300
Payments on debt	—	(34,400)	(10,200)	(92,300)
Retirement of long-term debt	(8,494)	—	(8,494)	(2,364)
Repurchase of common stock	(2,192)	—	(2,192)	—
Proceeds from issuance of common stock	100	—	105	5
Cash dividends paid	(347)	(353)	(1,051)	(1,057)
Other	—	—	10	—

Net cash used in financing activities	(10,933)	(353)	(11,622)	(3,416)

Effect of exchange rate changes on cash and cash equivalents	(2,255)	(429)	326	(4,904)

Increase (decrease) in cash and cash equivalents	1,604	(2,895)	7,674	(7,457)
Cash and cash equivalents at beginning of period	49,957	35,480	43,887	40,042

Cash and cash equivalents at end of period	$51,561	$32,585	$51,561	$32,585

Richardson Electronics, Ltd.

Unaudited Condensed Consolidated Statement of Stockholders’ Equity

(in thousands)

	Common	Class B Common	Par Value	Additional Paid In Capital	Common Stock in Treasury	(Accumulated Deficit) / Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance May 30, 2009:	15,930	3,048	$949	$120,370	$(6,310)	$(2,475)	$6,159	$118,693
Net income	—	—	—	—	—	9,517	—	9,517
Foreign currency translation	—	—	—	—	—	—	1,089	1,089
Fair value adjustments on investments	—	—	—	—	—	—	1	1

Share-based compensation:
Non-vested restricted stock	—	—	—	22	—	—	—	22
Stock options	—	—	—	481	—	—	—	481

Common stock issued	16	—	1	104	—	—	—	105
Repurchase of common stock	—	—	—	—	(2,192)	—	—	(2,192)
Treasury stock	—	—	—	—	10	—	—	10

Dividends paid to:
Common ($0.060 per share)	—	—	—	(594)	—	(292)	—	(886)
Class B ($0.054 per share)	—	—	—	(110)	—	(55)	—	(165)

Balance February 27, 2010:	15,946	3,048	$950	$120,273	$(8,492)	$6,695	$7,249	$126,675

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

In the opinion of management, all adjustments necessary for a fair presentation of the results of interim periods have been made. All inter-company transactions and balances have been eliminated. The

RICHARDSON ELECTRONICS, LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

unaudited condensed consolidated financial statements presented herein include the accounts of our wholly owned subsidiaries. The results of operations and cash flows for the three and nine months ended February 27, 2010, are not necessarily indicative of the results that may be expected for the fiscal year ending May 29, 2010.

Our fiscal quarter ends on the Saturday nearest the end of the quarter ending month. The first nine months of fiscal 2010 and 2009 each contain 39 weeks.

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

On December 18, 2009, we reached an agreement with Honeywell to settle the pending working capital disputes as well as other related claims. As a result, we recorded $1.2 million of expense, net of zero tax effect, as a loss from discontinued operations during the second quarter of fiscal 2010. During the third quarter of fiscal 2010, a cash settlement of $1.0 million was paid.

4. INVESTMENT IN MARKETABLE EQUITY SECURITIES

Our investments are primarily equity securities, all of which are classified as available-for-sale and are carried at their fair value, based on the quoted market prices. The fair value of our equity securities, which are included in other non-current assets, were $0.3 million as of February 27, 2010, and May 30, 2009. Proceeds from the sale of securities were an immaterial amount during the third quarter of fiscal 2010 and 2009. Proceeds from the sale of securities were $0.1 million and $0.2 million during the first nine months of fiscal 2010 and 2009, respectively. The cost of the equity securities sold was based on a specific identification method. Gross realized gains and losses on those sales were less than $0.1 million during the third quarter and first nine months of fiscal 2010 and 2009. Net unrealized holding gains of less than $0.1 million during the third quarter and first nine months of fiscal 2010 have been included in accumulated other comprehensive income. Net unrealized holding gains of less than $0.1 million during the third quarter of fiscal 2009 have been included in accumulated other comprehensive income. Net unrealized holding losses of $0.1 million during the first nine months of fiscal 2009 have been included in accumulated other comprehensive income.

The following table presents the disclosure as required by FASB Accounting Standards Codification (“ASC”) 320-10, Investments – Debt and Equity Securities, for the investment in marketable equity securities with fair values less than cost basis (in thousands):

	Marketable Security Holding Length
	Less Than 12 Months		More Than 12 Months		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
February 27, 2010
Common Stock	$38	$4	$17	$2	$55	$6
May 30, 2009
Common Stock	$20	$1	$25	$5	$45	$6

RICHARDSON ELECTRONICS, LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. INTANGIBLE ASSETS

Intangible assets subject to amortization were as follows (in thousands):

	Intangible Assets Subject to Amortization
	February 27, 2010		May 30, 2009
	Gross Amounts	Accumulated Amortization	Gross Amounts	Accumulated Amortization
Deferred financing costs	$570	$416	$1,115	$683
Trademarks	478	478	478	478

Total	$1,048	$894	$1,593	$1,161

Amortization expense during the three and nine month periods ended February 27, 2010, and February 28, 2009, was as follows (in thousands):

	Amortization Expense for Three Months		Amortization Expense for Nine Months
	February 27, 2010	February 28, 2009	February 27, 2010	February 28, 2009
Deferred financing costs	$30	$48	$125	$161

Total	$30	$48	$125	$161

The amortization expense associated with the intangible assets subject to amortization for the next five years is presented in the following table (in thousands):

Fiscal Year	Amortization Expense
2010	$22
2011	$86
2012	$46
2013	$—
2014	$—
Thereafter	$—

The weighted average number of years of amortization expense as of February 27, 2010, is 1.79.

On March 10, 2010, we notified the holders of our 7 3/4% convertible senior subordinated notes (7 3/4% notes) that we elected to redeem, at par value, $10.0 million in aggregate principal outstanding. The $10.0 million of the 7 3/4% notes were redeemed on March 22, 2010. The redemption of $10.0 million of the 7 3/4% notes resulted in a loss of less than $0.1 million due to the write-off of the associated deferred financing fees.

6. WARRANTIES

We offer warranties for specific products we manufacture. We also provide extended warranties for some products we sell that lengthen the period of coverage specified in the manufacturer’s original warranty. Our warranty terms generally range from one to three years, beyond the original manufacturer warranty, primarily related to the Canvys business.

Warranty reserves are established for costs that are expected to be incurred after the sale and delivery of products under warranty. The warranty reserves are determined based on known product failures, historical experience, and other available evidence. Warranty reserves, which are included in accrued liabilities on our unaudited condensed consolidated balance sheets, were approximately $0.2 million as of February 27, 2010, and May 30, 2009.

RICHARDSON ELECTRONICS, LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. DEBT

Long-term debt as of February 27, 2010, and May 30, 2009, was as follows (in thousands):

	February 27, 2010	May 30, 2009
7 3/4% convertible senior subordinated notes, due December 2011	$43,833	$44,683
8% convertible senior subordinated notes, due June 2011	—	7,670

Total long term debt	$43,833	$52,353

As of February 27, 2010, we maintained $43.8 million in long-term debt in the form of 7  3/4% notes.

On March 10, 2010, we notified the holders of our 7 3/4% notes that we elected to redeem, at par value, $10.0 million in aggregate principal outstanding. The $10.0 million of the 7 3/4% notes were redeemed on March 22, 2010. The redemption of $10.0 million of the 7 3/4% notes resulted in a loss of less than $0.1 million due to the write-off of the deferred financing costs associated with the 7 3/4% notes. As the revolving credit agreement allows us to retire up to $15.0 million of our outstanding notes or equity, we obtained a waiver to our credit agreement to allow for the $10.0 million redemption of the 7 3/4% notes.

On January 11, 2010, we redeemed all $7.7 million of the 8% convertible senior subordinated notes (8% notes) at par value. The redemption of the 8% notes resulted in a loss of approximately $0.2 million due to the write-off of the remaining deferred financing costs associated with the 8% notes. As the revolving credit agreement allows us to retire up to $15.0 million of our outstanding notes or equity, we did not need to obtain a waiver from our lending group to permit the retirement of the $7.7 million of the 8% notes.

On December 9, 2009, we retired $0.9 million of the 7 3/4% notes at approximately 97% of par value, which resulted in a gain of less than $0.1 million, net of deferred financing costs of less than $0.1 million. As the revolving credit agreement allows us to retire up to $15.0 million of our outstanding notes or equity, we did not need to obtain a waiver from our lending group to permit the retirement of the $0.9 million of the 7 3/4% notes.

We entered into a $40.0 million revolving credit agreement on July 27, 2007, which included a Euro sub-facility and a Singapore sub-facility. The U.S. facility is reduced by the amounts drawn on the Euro sub-facility and Singapore sub-facility. Pursuant to an amendment to the revolving credit agreement entered into on July 20, 2009, the total capacity was reduced from $40.0 million to $25.0 million. As of February 27, 2010, there were no amounts outstanding under the revolving credit agreement. Outstanding letters of credit were approximately $0.1 million and we also had $2.5 million reserved for usage on our commercial credit card program, leaving an unused line of $22.4 million as of February 27, 2010. Based on our loan covenants, actual available credit as of February 27, 2010, was $22.4 million. We were in compliance with our loan covenants as of February 27, 2010.

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

RICHARDSON ELECTRONICS, LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The estimated fair values of our 7 3/4% notes and 8% notes are based on price quotes at February 27, 2010, and May 30, 2009. The following table presents the disclosure under FASB ASC 825-10-50, Financial Instruments (in thousands):

	February 27, 2010		May 30, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
7 3/4% notes	$43,833	$43,833	$44,683	$38,235
8% notes	—	—	7,670	6,789

Total	$43,833	$43,833	$52,353	$45,024

8. INCOME TAXES

The effective income tax rate from continuing operations during the third quarter of fiscal 2010 was a tax provision of 6.8% as compared to a tax provision of 5.2% during the third quarter of fiscal 2009. The effective income tax rate from continuing operations during the first nine months of fiscal 2010 was a tax benefit of 6.0% as compared to a tax provision of 1,806.8% during the first nine months of fiscal 2009.

The difference between the effective tax rate as compared to the U.S. federal statutory rate of 34% during the third quarter and first nine months of fiscal 2010 resulted from our geographical distribution of taxable income or losses. The third quarter of fiscal 2010 included a tax benefit of less than $0.1 million related to prior year’s income taxes of certain of our foreign jurisdictions and a tax benefit of approximately $0.1 million of reserve reversals related to expiring statutes of limitations. The first nine months of fiscal 2010 included a $0.6 million tax benefit related to prior year’s income taxes of certain of our foreign jurisdictions and a tax benefit of approximately $1.4 million of reserve reversals related to expiring statutes of limitations.

The difference between the effective tax rate as compared to the U.S. federal statutory rate of 34% during the third quarter and first nine months of fiscal 2009 resulted from our geographical distribution of taxable income or losses. The third quarter of fiscal 2009 included a tax benefit of $0.2 million related to the partial release of the valuation allowance related to net operating losses which was partially offset by a tax provision of $0.1 million related to prior year’s income tax of one of our foreign jurisdictions. The first nine months of fiscal 2009 included a tax benefit of $1.0 million related to the partial release of the valuation allowance related to net operating losses which was partially offset by a tax provision of $0.6 million related to prior year’s income tax of one of our foreign jurisdictions.

In the normal course of business, we are subject to examination by taxing authorities throughout the world. We are no longer subject to either U.S. federal, state, or local tax examinations by tax authorities for years prior to fiscal year 2004. With few exceptions, we are no longer subject to non-U.S. income tax examinations by tax authorities for years prior to fiscal year 2003. Our primary foreign tax jurisdictions are China, Japan, Germany, Singapore, and the Netherlands. We have tax years open in Singapore beginning in fiscal year 2003; in Japan beginning in fiscal year 2004; in the Netherlands and Germany beginning in fiscal year 2005; and in China beginning in calendar year 2004.

As of February 27, 2010, our worldwide liability for uncertain tax positions, excluding interest and penalties, was $3.3 million as compared to $4.3 million as of May 30, 2009. We record penalties and interest relating to uncertain tax positions in the income tax expense line item within the unaudited condensed consolidated statements of operations and comprehensive income (loss). The net liability for uncertain tax positions decreased during the three months ended February 27, 2010, primarily due to the expiration of certain statutes of limitation.

It is reasonably possible that there will be a change in the unrecognized tax benefits, excluding interest and penalties, in the range of $0 to approximately $0.1 million due to the expiration of various statutes of limitations within the next 12 months.

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

Diluted earnings per share is calculated by dividing net income, adjusted for interest savings, net of tax, on assumed conversion of convertible debentures and notes, by the actual shares outstanding and share equivalents that would arise from the exercise of stock options, certain restricted stock awards, and the assumed conversion of convertible debentures and notes when dilutive. For the third quarter of fiscal 2010, the assumed conversion and the effect of the interest savings of our 7 3/4% notes were included because their inclusion was dilutive. For the first nine months of fiscal 2010, the assumed conversion and the effect of the interest savings of our 7 3/4% notes were excluded because their inclusion would have been anti-dilutive For the third quarter and first nine months of fiscal 2009, the assumed conversion and the effect of the interest savings of our 7 3/4% notes and 8% notes were excluded because their inclusion would have been anti-dilutive.

The amounts per share presented in our unaudited condensed consolidated statements of operations and comprehensive income (loss) are based on the following amounts (in thousands, except per share amounts):

	Three Months Ended
	February 27, 2010		February 28, 2009
	Basic	Diluted (1)	Basic	Diluted
Numerator for basic and diluted EPS:
Income (loss) from continuing operations	$4,468	$4,994	$(11,385)	$(11,385)
Less dividends:
Common stock	292	341	298	298
Class B common stock	55	55	55	55

Undistributed earnings (losses)	$4,121	$4,598	$(11,738)	$(11,738)

Common stock undistributed earnings (losses)	$3,474	$3,965	$(9,909)	$(9,909)
Class B common stock undistributed earnings (losses)	647	633	(1,829)	(1,829)

Total undistributed earnings (losses)	$4,121	$4,598	$(11,738)	$(11,738)

RICHARDSON ELECTRONICS, LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended
	February 27, 2010		February 28, 2009
	Basic	Diluted (1)	Basic	Diluted
Numerator for basic and diluted EPS continued:
Loss from discontinued operations	$—	$—	$—	$—
Less dividends:
Common stock	292	341	298	298
Class B common stock	55	55	55	55

Undistributed losses	$(347)	$(396)	$(353)	$(353)

Common stock undistributed losses	$(292)	$(341)	$(298)	$(298)
Class B common stock undistributed losses	(55)	(55)	(55)	(55)

Total undistributed losses	$(347)	$(396)	$(353)	$(353)

Net income (loss)	$4,468	$4,994	$(11,385)	$(11,385)
Less dividends:
Common stock	292	341	298	298
Class B common stock	55	55	55	55

Undistributed earnings (losses)	$4,121	$4,598	$(11,738)	$(11,738)

Common stock undistributed earnings (losses)	$3,474	$3,965	$(9,909)	$(9,909)
Class B common stock undistributed earnings (losses)	647	633	(1,829)	(1,829)

Total undistributed earnings (losses)	$4,121	$4,598	$(11,738)	$(11,738)

Denominator for basic and diluted EPS:
Denominator for basic EPS:
Common stock weighted average shares	14,718	14,718	14,858	14,858

Class B common stock weighted average shares, and shares under if-converted method for diluted earnings per share	3,048	3,048	3,048	3,048

Effect of dilutive securities
Unvested restricted stock awards		4		—
Dilutive stock options		24		—
Convertible 7 3/4% notes		2,435		—

Denominator for diluted EPS adjusted for weighted average shares and assumed conversions		20,229		17,906

Income (loss) from continuing operations per share:
Common stock	$0.26	$0.25	$(0.65)	$(0.65)

Class B common stock	$0.23	$0.23	$(0.58)	$(0.58)

Net income (loss) per share:
Common stock	$0.26	$0.25	$(0.65)	$(0.65)

Class B common stock	$0.23	$0.23	$(0.58)	$(0.58)

(1)	Net income and common stock dividends for the three months ended February 27, 2010, have been adjusted for the dilutive impact of the conversion of our 7 3/4% notes.

Note: Common stock options that were anti-dilutive and not included in dilutive earnings per common share for the third quarter of fiscal 2010 and 2009 were 1,774,491 and 1,784,623, respectively.

RICHARDSON ELECTRONICS, LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Nine Months Ended
	February 27, 2010		February 28, 2009
	Basic	Diluted	Basic	Diluted
Numerator for basic and diluted EPS:
Income (loss) from continuing operations	$10,690	$10,690	$(1,758)	$(1,758)
Less dividends:
Common stock	886	886	892	892
Class B common stock	165	165	165	165

Undistributed earnings (losses)	$9,639	$9,639	$(2,815)	$(2,815)

Common stock undistributed earnings (losses)	$8,133	$8,134	$(2,376)	$(2,376)
Class B common stock undistributed earnings (losses)	1,506	1,505	(439)	(439)

Total undistributed earnings (losses)	$9,639	$9,639	$(2,815)	$(2,815)

Loss from discontinued operations	$(1,173)	$(1,173)	$—	$—
Less dividends:
Common stock	886	886	892	892
Class B common stock	165	165	165	165

Undistributed losses	$(2,224)	$(2,224)	$(1,057)	$(1,057)

Common stock undistributed losses	$(1,877)	$(1,877)	$(892)	$(892)
Class B common stock undistributed losses	(347)	(347)	(165)	(165)

Total undistributed losses	$(2,224)	$(2,224)	$(1,057)	$(1,057)

Net income (loss)	$9,517	$9,517	$(1,758)	$(1,758)
Less dividends:
Common stock	886	886	892	892
Class B common stock	165	165	165	165

Undistributed earnings (losses)	$8,466	$8,466	$(2,815)	$(2,815)

Common stock undistributed earnings (losses)	$7,143	$7,144	$(2,376)	$(2,376)
Class B common stock undistributed earnings (losses)	1,323	1,322	(439)	(439)

Total undistributed earnings (losses)	$8,466	$8,466	$(2,815)	$(2,815)

Denominator for basic and diluted EPS:
Denominator for basic EPS:
Common stock weighted average shares	14,814	14,814	14,856	14,856

Class B common stock weighted average shares, and shares under if-converted method for diluted earnings per share	3,048	3,048	3,048	3,048

Effect of dilutive securities
Unvested restricted stock awards		5		—
Dilutive stock options		6		—

Denominator for diluted EPS adjusted for weighted average shares and assumed conversions		17,873		17,904

Income (loss) from continuing operations per share:
Common stock	$0.61	$0.60	$(0.10)	$(0.10)

Class B common stock	$0.55	$0.55	$(0.09)	$(0.09)

Loss from discontinued operations per share:
Common stock	$(0.07)	$(0.07)	$—	$—

Class B common stock	$(0.06)	$(0.06)	$—	$—

Net income (loss) per share:
Common stock	$0.54	$0.53	$(0.10)	$(0.10)

Class B common stock	$0.49	$0.49	$(0.09)	$(0.09)

Note: Common stock options that were anti-dilutive and not included in dilutive earnings per common share for the first nine months of fiscal 2010 and 2009 were 1,792,599 and 1,784,623, respectively.

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

The CEO evaluates performance and allocates resources, in part, based on the gross profit of each segment.

Operating results and assets by segment are summarized in the following table (in thousands):

	Net Sales	Gross Profit (1)	Assets (2)
Third Quarter Fiscal 2010
RFPD	$87,922	$19,032	$118,777
EDG	21,229	7,061	34,455
Canvys	12,179	3,314	12,028

Total	$121,330	$29,407	$165,260

Third Quarter Fiscal 2009
RFPD	$80,565	$17,786	$124,542
EDG	17,993	5,383	44,226
Canvys	11,743	636	15,251

Total	$110,301	$23,805	$184,019

First Nine Months Fiscal 2010
RFPD	$250,218	$54,575	$118,777
EDG	60,146	20,694	34,455
Canvys	36,392	9,649	12,028

Total	$346,756	$84,918	$165,260

First Nine Months Fiscal 2009
RFPD	$270,882	$59,955	$124,542
EDG	65,254	20,823	44,226
Canvys	45,676	9,122	15,251

Total	$381,812	$89,900	$184,019

(1)	Included in gross profit during the third quarter and first nine months of fiscal 2009 are inventory write-downs of $0.2 million in EDG and $1.8 million in Canvys.
(2)	Includes accounts receivable, inventory, and goodwill.

RICHARDSON ELECTRONICS, LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of net sales, gross profit, and segment assets to the relevant consolidated amounts is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	February 27,	February 28,	February 27,	February 28,
	2010	2009	2010	2009
Segment net sales	$121,330	$110,301	$346,756	$381,812
Corporate	—	15	—	2

Net sales	$121,330	$110,316	$346,756	$381,814

Segment gross profit (1)	$29,407	$23,805	$84,918	$89,900
Manufacturing variances and other costs	1	(79)	—	(277)

Gross profit	$29,408	$23,726	$84,918	$89,623

	February 27, 2010	May 30, 2009
Segment assets	$165,260	$169,845
Cash and cash equivalents	51,561	43,887
Other current assets (2)	16,485	11,605
Net property	16,992	19,371
Other assets (3)	3,924	4,107

Total assets	$254,222	$248,815

(1)	Included in gross profit during the third quarter and first nine months of fiscal 2009 are inventory write-downs of $0.2 million in EDG and $1.8 million in Canvys.
(2)	Other current assets include miscellaneous receivables, manufacturing inventories, prepaid expenses, and current deferred income taxes.
(3)	Other assets include investments and non-current deferred income taxes.

Geographic net sales information is primarily grouped by customer destination into four areas: North America; Asia/Pacific; Europe; and Latin America.

Net sales and gross profit by geographic region are summarized in the following table (in thousands):

	Third Quarter		First Nine Months
	FY 2010	FY 2009	FY 2010	FY 2009
Net Sales
North America	$41,074	$37,949	$116,705	$136,218
Asia/Pacific	46,971	40,936	132,874	133,705
Europe	29,269	28,511	85,350	98,973
Latin America	4,052	2,958	11,860	11,787
Corporate	(36)	(38)	(33)	1,131

Total	$121,330	$110,316	$346,756	$381,814

Gross Profit
North America	$10,647	$7,121	$30,176	$32,198
Asia/Pacific	10,756	9,988	30,732	30,675
Europe	7,841	7,278	22,868	25,734
Latin America	1,292	931	3,875	3,762
Corporate	(1,128)	(1,592)	(2,733)	(2,746)

Total	$29,408	$23,726	$84,918	$89,623

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

As of February 27, 2010, we held investments that are required to be measured at fair value on a recurring basis. Our investments primarily consist of equity securities of publicly traded companies for which market prices are readily available.

Investments measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of February 27, 2010, were as follows (in thousands):

	Level 1	Level 2	Level 3
Equity securities	$325	$—	$—

12. RECENT ACCOUNTING PRONOUNCEMENTS

In February 2010, the FASB issued ASC Update No. 2010-09, Subsequent Events, (“ASC Update No. 2010-09”). The amendments in ASC Update No. 2010-09 remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. ASC Updated No. 2009-10 also clarified that if the financial statements have been revised, then an entity that is not an SEC filer should disclose both the date that the financial statements were issued or available to be issued and the date the revised financial statements were issued or available to be issued. The amendment is effective upon issuance and as such we adopted ASC Update No. 2010-09 during our third quarter fiscal 2010.

In January 2010, the FASB issued ASC Update No. 2010-06, Fair Value Measurements and Disclosures, (“ASC Update No. 2010-06”). ASC Update No. 2010-06 requires new disclosures and clarifies existing disclosure requirements about fair value measurement as set forth in ASC 820. The objective is to improve these disclosures and, thus, increase the transparency in financial reporting. ASC Update No. 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009. We are currently evaluating the impact of the adoption of ASC Update No. 2010-06 on our consolidated financial statements.

RICHARDSON ELECTRONICS, LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

13. SUBSEQUENT EVENTS

We have evaluated our subsequent events after the balance sheet date through the date that our financial statements were issued. Other than as disclosed in Note 5 “Intangible Assets” and in Note 7 “Debt” of our notes to unaudited condensed consolidated financial statements, there were no additional subsequent events that required adjustment to the financial statements or disclosures.

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

•

Results of Operations – an analysis and comparison of our consolidated results of operations for the three and nine month periods ended February 27, 2010, and February 28, 2009, as reflected in our unaudited condensed consolidated statements of operations and comprehensive income (loss).

•

Liquidity, Financial Position, and Capital Resources – a discussion of our primary sources and uses of cash for the nine month period ended February 27, 2010, and February 28, 2009, and a discussion of changes in our financial position.

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

We currently have operations in the following major geographic regions:

•	North America;

•	Asia/Pacific;

•	Europe; and

•	Latin America.

RESULTS OF OPERATIONS

Overview – Three Months Ended February 27, 2010

•	Net sales for the third quarter of fiscal 2010 were $121.3 million, up 10.0%, compared to net sales of $110.3 million during the prior year’s third quarter.

•	Gross margin as a percent of net sales increased to 24.2% during the third quarter of fiscal 2010 compared to 21.5% during the third quarter of fiscal 2009.

•	SG&A expenses decreased to $23.7 million, or 19.5% of net sales, during the third quarter of fiscal 2010, compared to $27.7 million, or 25.1% of net sales, during the prior year’s third quarter.

•	Operating income during the third quarter of fiscal 2010 was $5.7 million, compared to an operating loss of $9.7 million during the third quarter of last year.

•

Net income during the third quarter of fiscal 2010 was $4.5 million, or $0.25 per diluted common share, versus a net loss of $11.4 million during the prior year’s third quarter. The net loss for the third quarter of fiscal 2009 included $9.7 million of significant charges.

Overview – Nine Months Ended February 27, 2010

•	Net sales for the first nine months of fiscal 2010 were $346.8 million, down 9.2%, compared to net sales of $381.8 million during the first nine months of fiscal 2009.

•	Gross margin as a percent of net sales increased to 24.5% during the first nine months of fiscal 2010, compared to 23.5% during the first nine months of last year.

•

SG&A expenses decreased to $70.3 million, or 20.3% of net sales, during the first nine months of fiscal 2010, compared to $84.1 million, or 22.0% of net sales, during the first nine months of fiscal 2009.

•	Operating income during the first nine months of fiscal 2010 was $14.6 million, or 4.2% of net sales, compared to an operating loss of $0.3 million during the first nine months of last year.

•

Income from continuing operations during the first nine months of fiscal 2010 was $10.7 million, or $0.60 per diluted common share, versus a loss from continuing operations of $1.8 million during the first nine months of fiscal 2009.

Net Sales and Gross Profit Analysis

During the third quarter of fiscal 2010, consolidated net sales increased 10.0% compared to the prior year, as all three segments experienced an increase in net sales. During the first nine months of fiscal 2010, consolidated net sales declined 9.2% compared to the prior year, as all three segments experienced a net sales decline reflecting the overall weakening of the global economy.

Net sales by segment and percent change during the third quarter and first nine months of fiscal 2010 and 2009 were as follows (in thousands):

Net Sales

	FY 2010	FY 2009	% Change
Third Quarter
RFPD	$87,922	$80,565	9.1%
EDG	21,229	17,993	18.0%
Canvys	12,179	11,743	3.7%
Corporate	—	15

Total	$121,330	$110,316	10.0%

First Nine Months
RFPD	$250,218	$270,882	(7.6)%
EDG	60,146	65,254	(7.8)%
Canvys	36,392	45,676	(20.3)%
Corporate	—	2

Total	$346,756	$381,814	(9.2)%

Consolidated gross profit increased during the third quarter of fiscal 2010 as compared to the third quarter of fiscal 2009, primarily due to the increase in net sales. Consolidated gross profit decreased during the first nine months of fiscal 2010 as compared to the first nine months of fiscal 2009, primarily due to the decline in net sales. Consolidated gross margin as a percentage of net sales increased to 24.2% and 24.5% during the third quarter and first nine months of fiscal 2010, respectively, as compared to 21.5% and 23.5% during the third quarter and first nine months of fiscal 2009, respectively. The improvement in gross margin primarily reflects the sales mix of business between our segments as well as the sales mix between geographical regions. Gross margin during fiscal 2009 also included inventory write-downs of $2.0 million.

Gross profit reflects the distribution and manufacturing product margin less manufacturing variances, inventory obsolescence charges, customer returns, scrap and cycle count adjustments, engineering costs, and other provisions. Corporate gross profit includes certain freight costs and other miscellaneous charges.

Gross profit by segment and percent of segment net sales during the third quarter and first nine months of fiscal 2010 and 2009 were as follows (in thousands):

Gross Profit

	FY 2010	% of Net Sales	FY 2009	% of Net Sales
Third Quarter
RFPD	$19,032	21.6%	$17,786	22.1%
EDG	7,061	33.3%	5,383	29.9%
Canvys	3,314	27.2%	636	5.4%
Corporate	1		(79)

Total	$29,408	24.2%	$23,726	21.5%

First Nine Months
RFPD	$54,575	21.8%	$59,955	22.1%
EDG	20,694	34.4%	20,823	31.9%
Canvys	9,649	26.5%	9,122	20.0%
Corporate	—		(277)

Total	$84,918	24.5%	$89,623	23.5%

RF, Wireless & Power Division

RFPD net sales increased 9.1% to $87.9 million during the third quarter of fiscal 2010, from $80.6 million during the third quarter of fiscal 2009, as global economic conditions started showing signs of recovery during the third quarter of fiscal 2010. The improvement in net sales included the following product lines; power conversion, network access, and passive/interconnect. RFPD net sales decreased 7.6% to $250.2 million during the first nine months of fiscal 2010, from $270.9 million during the first nine months of fiscal 2009. The decline in net sales during the first nine months of fiscal 2010 was due primarily to the weakened global economy during the first half of our fiscal 2010 as compared to fiscal 2009. Gross margin as a percent of net sales decreased to 21.6% and 21.8% during the third quarter and first nine months of fiscal 2010, respectively, from 22.1% during both the third quarter and first nine months of fiscal 2009, due primarily to a shift in sales mix between product lines and geographic regions.

Electron Device Group

EDG net sales increased 18.0% to $21.2 million during the third quarter of fiscal 2010, from $18.0 million during the third quarter of fiscal 2009, as global economic conditions started showing signs of recovery during the third quarter of fiscal 2010. The improvement was due primarily to an increase in tube and semiconductor fabrication equipment sales in North America. EDG net sales declined 7.8% to $60.1 million during the first nine months of fiscal 2010, from $65.3 million during the first nine months of fiscal 2009. The decline in net sales during the first nine months of fiscal 2010 was due primarily to the weakened global economy during the first half of our fiscal 2010 as compared to fiscal 2009. Gross margin as a percent of net sales increased to 33.3% and 34.4% during the third quarter and first nine months of fiscal 2010, respectively, as compared to 29.9% and 31.9% during the third quarter and first nine months of fiscal 2009, respectively, due primarily to shifts in sales mix between product lines and geographic regions. Also, we recorded $0.2 million of inventory write-downs during the third quarter of fiscal 2009.

Canvys

Canvys net sales increased 3.7% to $12.2 million during the third quarter of fiscal 2010, from $11.7 million during the third quarter of fiscal 2009, as the overall global economy started showing signs of recovery during the third quarter of fiscal 2010. Canvys net sales declined 20.3% to $36.4 million during the first nine months of fiscal 2010, from $45.7 million during the first nine months of fiscal 2009. Canvys net sales declined during the first nine months of fiscal 2010 due to capital spending project delays within the healthcare and medical OEM sectors. Gross margin increased to 27.2% and 26.5% during the third quarter and first nine months of fiscal 2010, respectively, from 5.4% and 20.0% during the third quarter and first nine months of fiscal 2009, respectively, due primarily to $1.8 million of inventory write-downs during the third quarter of fiscal 2009.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses (“SG&A”) decreased $4.0 million and $13.8 million to $23.7 million and $70.3 million during the third quarter and first nine months of fiscal 2010, respectively, from $27.7 million and $84.1 million during the third quarter and first nine months of fiscal 2009, respectively. Severance expense recorded during the third quarter and first nine months of 2010 was $0.1 million and $0.6 million, respectively. Severance expense recorded during the third quarter and first nine months of 2009 was $1.1 million and $2.2 million, respectively. The decrease in SG&A expense during the third quarter and first nine months of fiscal 2010 reflects our ongoing cost reduction initiatives including headcount reductions, significant reductions in discretionary spending, and re-negotiating contracts.

Loss on disposal of assets

Loss on disposal of assets was less than $0.1 million during both the third quarter and first nine months of fiscal 2010 as compared to a loss of $5.8 million and $5.9 million during the third quarter and first nine months of fiscal 2009, respectively. During the third quarter of fiscal 2009, management made the decision to not implement various modules of enterprise resource management software that were in the development stage and were capitalized in accordance with FASB Accounting Standards Codification 350-40, Intangibles - Goodwill and Other. As a result, we recorded a loss on disposal of $5.8 million during the third quarter of fiscal 2009.

Other (Income) Expense

Other (income) expense was $4.5 million of expense during the first nine months of fiscal 2010, as compared to $0.4 million of income during the first nine months of fiscal 2009. The change to expense from income during the first nine months of fiscal 2010 was due primarily to unfavorable changes in foreign currency exchange rates relative to the U.S. dollar and a gain on retirement of long-term debt. Other (income) expense included a foreign exchange loss of $1.3 million during the first nine months of fiscal 2010, as compared to a foreign exchange gain of $2.6 million during the first nine months of fiscal 2009. Our foreign exchange gains and losses are primarily due to the translation of our U.S. currency we have in non-U.S. bank accounts. We currently do not utilize derivative instruments to mitigate our risk with respects to foreign currency. The first nine months of fiscal 2010 included a loss on retirement of long-term debt of $0.1 million as compared to a gain on retirement of long-term debt of $0.8 million during the first nine months of fiscal 2009. See Note 7 “Debt” of our unaudited condensed consolidated financial statements for additional discussion on the fiscal 2010 long-term debt retirements. During the first nine months of fiscal 2009, we retired $3.3 million of the 8% convertible senior subordinated notes at approximately 71% of par value, which resulted in a gain of $0.8 million, net of deferred financing costs of $0.1 million.

Income Tax Provision

The effective income tax rate from continuing operations during the third quarter of fiscal 2010 was a tax provision of 6.8% as compared to a tax provision of 5.2% during the third quarter of fiscal 2009. The effective income tax rate from continuing operations during the first nine months of fiscal 2010 was a tax benefit of 6.0% as compared to a tax provision of 1,806.8% during the first nine months of fiscal 2009.

The difference between the effective tax rate as compared to the U.S. federal statutory rate of 34% during the third quarter and first nine months of fiscal 2010 resulted from our geographical distribution of taxable income or losses. The third quarter of fiscal 2010 included a tax benefit of less than $0.1 million related to prior year’s income taxes of certain of our foreign jurisdictions and a tax benefit of approximately

$0.1 million of reserve reversals related to expiring statutes of limitations. The first nine months of fiscal 2010 included a $0.6 million tax benefit related to prior year’s income taxes of certain of our foreign jurisdictions and a tax benefit of approximately $1.4 million of reserve reversals related to expiring statutes of limitations.

The difference between the effective tax rate as compared to the U.S. federal statutory rate of 34% during the third quarter and first nine months of fiscal 2009 resulted from our geographical distribution of taxable income or losses. The third quarter of fiscal 2009 included a tax benefit of $0.2 million related to the partial release of the valuation allowance related to net operating losses which was partially offset by a tax provision of $0.1 million related to prior year’s income tax of one of our foreign jurisdictions. The first nine months of fiscal 2009 included a tax benefit of $1.0 million related to the partial release of the valuation allowance related to net operating losses which was partially offset by a tax provision of $0.6 million related to prior year’s income tax of one of our foreign jurisdictions.

In the normal course of business, we are subject to examination by taxing authorities throughout the world. We are no longer subject to either U.S. federal, state, or local tax examinations by tax authorities for years prior to fiscal year 2004. With few exceptions, we are no longer subject to non-U.S. income tax examinations by tax authorities for years prior to fiscal year 2003. Our primary foreign tax jurisdictions are China, Japan, Germany, Singapore, and the Netherlands. We have tax years open in Singapore beginning in fiscal year 2003; in Japan beginning in fiscal year 2004; in the Netherlands and Germany beginning in fiscal year 2005; and in China beginning in calendar year 2004.

As of February 27, 2010, our worldwide liability for uncertain tax positions, excluding interest and penalties, was $3.3 million as compared to $4.3 million as of May 30, 2009. We record penalties and interest relating to uncertain tax positions in the income tax expense line item within the unaudited condensed consolidated statements of operations and comprehensive income (loss). The net liability for uncertain tax positions decreased during the three months ended February 27, 2010, primarily due to the expiration of certain statutes of limitation.

It is reasonably possible that there will be a change in the unrecognized tax benefits, excluding interest and penalties, in the range of $0 to approximately $0.1 million due to the expiration of various statutes of limitations within the next 12 months.

Discontinued operations

See Note 3 “Discontinued Operations” of our unaudited condensed consolidated financial statements for additional discussion on the loss from discontinued operations.

Net Income and Per Share Data

Net income during the third quarter of fiscal 2010 was $4.5 million, or $0.25 per diluted common share and $0.23 per Class B diluted common share as compared to a net loss of $11.4 million during the third quarter of fiscal 2009, or $0.65 per diluted common share and $0.58 per Class B diluted common share. Net income during the first nine months of fiscal 2010 was $9.5 million, or $0.53 per diluted common share and $0.49 per Class B diluted common share as compared to a net loss of $1.8 million during the first nine months of fiscal 2009, or $0.10 per diluted common share and $0.09 per Class B diluted common share.

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

Cash and cash equivalents were $51.6 million as of February 27, 2010, as compared to $43.9 million as of May 30, 2009.

Cash Flows from Operating Activities

Cash provided by operating activities during the first nine months of fiscal 2010 was $20.7 million, due primarily to lower inventory and higher accounts payable, partially offset by higher accounts receivable balances. The decline in inventory of $1.9 million, excluding the impact of foreign currency exchange of $0.3 million, during the first nine months of fiscal 2010 was due primarily to increased sales volume and a higher rate of inventory turns. The increase in accounts payable balances of $7.0 million, excluding the impact of foreign currency exchange of $0.1 million, was due primarily to the timing of payments. The increase in accounts receivable balances of $0.4 million, excluding the impact of foreign currency exchange of $0.6 million, during the first nine months of fiscal 2010 was due primarily to higher sales volume during the third quarter.

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

Cash Flows from Investing Activities

Net cash used in investing activities of $1.7 million during the first nine months of fiscal 2010 was due primarily to a $1.0 million settlement payment related to a prior year divestiture and $0.7 million of capital expenditures. See Note 3 “Discontinued Operations” of our unaudited condensed consolidated financial statements for further discussion related to discontinued operations activity. Net cash used in investing activities of $0.7 million during the first nine months of fiscal 2009 was due primarily to capital expenditures.

Cash Flows from Financing Activities

Net cash used in financing activities of $11.6 million during the first nine months of fiscal 2010 was due to the retirement of the long-term debt, the repurchase of common stock, and cash dividends paid. Net cash used in financing activities of $3.4 million during the first nine months of fiscal 2009 was due to primarily to the retirement of long-term debt and cash dividends paid.

As of February 27, 2010, we maintained $43.8 million in long-term debt in the form of 7 3/4% notes.

On March 10, 2010, we notified the holders of our 7 3/4% notes that we elected to redeem, at par value, $10.0 million in aggregate principal outstanding. The $10.0 million of the 7 3/4% notes were redeemed on March 22, 2010. The redemption of $10.0 million of the 7 3/4% notes resulted in a loss of less than $0.1 million due to the write-off of the deferred financing costs associated with the 7 3/4% notes. As the revolving credit agreement allows us to retire up to $15.0 million of our outstanding notes or equity, we obtained a waiver to our credit agreement to allow for the $10.0 million redemption of the 7 3/4% notes.

On January 11, 2010, we redeemed all $7.7 million of the 8% convertible senior subordinated notes (8% notes) at par value. The redemption of the 8% notes resulted in a loss of approximately $0.2 million due to the write-off of the remaining deferred financing costs associated with the 8% notes. As the revolving credit agreement allows us to retire up to $15.0 million of our outstanding notes or equity, we did not need to obtain a waiver from our lending group to permit the retirement of the $7.7 million of the 8% notes.

On December 9, 2009, we retired $0.9 million of the 7 3/4% notes at approximately 97% of par value, which resulted in a gain of less than $0.1 million, net of deferred financing costs of less than $0.1 million. As the revolving credit agreement allows us to retire up to $15.0 million of our outstanding notes or equity, we did not need to obtain a waiver from our lending group to permit the retirement of the $0.9 million of the 7 3/4% notes.

We entered into a $40.0 million revolving credit agreement on July 27, 2007, which included a Euro sub-facility and a Singapore sub-facility. The U.S. facility is reduced by the amounts drawn on the Euro sub-facility and Singapore sub-facility. Pursuant to an amendment to the revolving credit agreement entered into on July 20, 2009, the total capacity was reduced from $40.0 million to $25.0 million. As of February 27, 2010, there were no amounts outstanding under the revolving credit agreement. Outstanding letters of credit were approximately $0.1 million and we also had $2.5 million reserved for usage on our commercial credit card program, leaving an unused line of $22.4 million as of February 27, 2010. Based on our loan covenants, actual available credit as of February 27, 2010, was $22.4 million. We were in compliance with our loan covenants as of February 27, 2010.

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

(a) Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of February 27, 2010.

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

(b) Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the third quarter of fiscal 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs
November 29, 2009 – December 26, 2009 (1)	—	—	—	$11,775,500	(2)
December 27, 2009 – January 23, 2010 (3)	291,085	$7.53	291,085	$5,888,130	(4)
January 24, 2010 – February 27, 2010	—	—	—	$5,888,130	(4)

(1)	On January 26, 2009, our Board of Directors approved a stock and convertible notes repurchase program authorizing us to purchase up to $12.6 million of our outstanding common stock and convertible notes. Stock repurchases under this program may be made on the open market or in privately negotiated transactions, depending on factors including market conditions and other factors. The stock repurchase program does not have an expiration date and may be suspended or discontinued at any time.
(2)

On December 9, 2009, we retired $0.9 million of our 7 3/4% convertible senior subordinated notes at 97% of par value, reducing the authorized amount to repurchase common stock under the stock repurchase program.

(3)	On January 5, 2010, our Board of Directors approved a stock and convertible notes repurchase program authorizing us to purchase up to $15.75 million of our outstanding common stock and convertible notes. Stock repurchases under this program may be made on the open market or in privately negotiated transactions, depending on factors including market conditions and other factors. The stock repurchase program does not have an expiration date and may be suspended or discontinued at any time. This program supersedes the stock and convertible notes repurchase program approved on January 26, 2009.
(4)	On January 11, 2009, we redeemed $7.7 million of the 8% notes, reducing the authorized amount to repurchase common stock under the stock repurchase program.

On January 12, 2010, we repurchased 291,085 shares of our common stock held in our Employee Stock Ownership Plan (“ESOP”) in a private transaction at an average price of $7.53 for a total of approximately $2.2 million. The ESOP was terminated on October 15, 2009.

ITEM 5.	OTHER INFORMATION

Results of Operation and Financial Condition and Declaration of Dividend

On April 8, 2010, we issued a press release reporting results for our third quarter ended February 27, 2010, and the declaration of a cash dividend. A copy of the press release is furnished as Exhibit 99.1 to this Form 10-Q and incorporated by reference herein.

ITEM 6.	EXHIBITS

See exhibit index which is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RICHARDSON ELECTRONICS, LTD.

Date: April 9, 2010	By:	/S/ KATHLEEN S. DVORAK
Kathleen S. Dvorak
Chief Financial Officer

(on behalf of the Registrant and as Principal Financial Officer)

Exhibit Index

(c) EXHIBITS

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the Company, incorporated by reference to Appendix B to the Proxy Statement / Prospectus dated November 13, 1986, incorporated by reference to the Company’s Registration Statement on Form S-4.

3.2	Amended and Restated By-Laws of the Company, incorporated by reference to Exhibit 3.2 of the Company’s Report of Form 10-Q for the quarterly period ended August 29, 2009.

31.1	Certification of Edward J. Richardson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed pursuant to Part I).

31.2	Certification of Kathleen S. Dvorak pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed pursuant to Part I).

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed pursuant to Part I).

99.1	Press release, dated April 8, 2010.