Form 10-K
period 2010-05-29
RICHARDSON ELECTRONICS LTD/DE
filed 2010-07-22
CIK 355948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	FOR ANNUAL REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 29, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 0-12906

(Exact name of registrant as specified in its charter)

Delaware	36-2096643
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

40W267 Keslinger Road, P.O. Box 393,

LaFox, Illinois 60147-0393

(Address of principal executive offices)

Registrant’s telephone number, including area code:(630) 208-2200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Common stock, $0.05 Par Value
Name of each exchange of which registered	NASDAQ Global Market

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of November 28, 2009, was approximately $85.2 million.

As of July 19, 2010, there were outstanding 14,675,796 shares of Common Stock, $.05 par value and 3,048,258 shares of Class B Common Stock, $.05 par value, which are convertible into Common Stock of the registrant on a one-for-one basis.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders scheduled to be held October 5, 2010, which will be filed pursuant to Regulation 14A, are incorporated by reference in Part III of this report. Except as specifically incorporated herein by reference, the above mentioned Proxy Statement is not deemed filed as part of this report.

Forward Looking Statements

Certain statements in this report may constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. The terms “may,” “should,” “could,” “anticipate,” “believe,” “continues,” “estimate,” “expect,” “intend,” “objective,” “plan,” “potential,” “project” and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties, and assumptions that are difficult to predict. These statements are based on management’s current expectations, intentions, or beliefs and are subject to a number of factors, assumptions, and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Factors that could cause or contribute to such differences or that might otherwise impact the business include the risk factors set forth in Item 1A of this Form 10-K. We undertake no obligation to update any such factor or to publicly announce the results of any revisions to any forward-looking statements contained herein whether as a result of new information, future events, or otherwise.

PART I

ITEM 1. Business

General

Richardson Electronics, Ltd. (“we”, “us”, and “our”) was originally incorporated in the state of Illinois in 1947 and is currently incorporated in the state of Delaware. We are a global provider of engineered solutions and a global distributor of electronic components to the radio frequency (“RF”), wireless and power management, electron device, and display systems markets with total sales in fiscal 2010 of $491.8 million. Utilizing our core engineering and manufacturing capabilities, our strategy is to provide specialized technical expertise and value-add, or “engineered solutions.” We provide solutions and add value through design-in support, systems integration, prototype design and manufacturing, testing, and logistics for end products of our customers. Design-in support includes component modifications or the identification of lower-cost product alternatives or complementary products.

Our products include RF and microwave components, power semiconductors, electron tubes, microwave generators, and visual technology solutions. These products are used to control, switch or amplify electrical power signals, or are used as display devices in a variety of industrial, commercial, and communication applications.

Our fiscal year 2010 began on May 31, 2009, and ended on May 29, 2010. Unless otherwise noted, all references in this document to a particular year shall mean our fiscal year.

We evaluate our business based on our three operating segments, which we define as follows:

RF, Wireless & Power Division (“RFPD”) serves the global RF and wireless communications market, including infrastructure and wireless networks, and the power management and alternative energy markets.

Electron Device Group (“EDG”) provides engineered solutions and distributes electronic components to customers in diverse markets including the steel, automotive, textile, plastics, semiconductor manufacturing, and broadcast industries.

Canvys provides global integrated display products, systems, and digital signage solutions serving the financial, corporate enterprise, healthcare, and industrial markets.

We currently have operations in the following major geographic regions:

•	North America;

•	Asia/Pacific;

•	Europe; and

•	Latin America.

During the first quarter of fiscal 2009, we moved our Cathode Ray Tube (“CRT”) product line from our Canvys segment to our EDG segment. Prior period segment information has been restated to reflect this change. During the second quarter of fiscal 2009, we changed the name of our Display Systems Group (“DSG”) to Canvys.

Selected financial data attributable to each segment and geographic region for fiscal 2010, 2009, and 2008 is set forth in Note 11 “Segment and Geographic Data” of the notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

RF, Wireless & Power Division

RFPD serves the global RF and wireless communications market, including infrastructure and wireless networks, and the power management and alternative energy markets. Our team of RF and wireless engineers assist customers in designing circuits, selecting cost-effective components, planning reliable and timely supply, prototype testing, and assembly. This team offers its customers and suppliers a broad range of engineering and technical support including the design-in of RF, wireless and power components and the development of engineered solutions for their support system requirements. Our team of energy, power, and interconnect engineers design solutions for applications such as motor speed controls, industrial heating, laser technology, semiconductor manufacturing equipment, radar, and welding. This team builds on its expertise in power management and alternative energy technology to provide engineered solutions to meet its customers’ specifications using components from industry-leading suppliers.

We are supported by our strong collaboration with leading suppliers. We are able to maintain strong relationships with our suppliers and attract new suppliers with our ability to supply them with worldwide demand forecasts for their existing products as well as those in development. Our internal systems are able to capture forecasted product demand by potential design opportunity based on dialogue between our sales team and our customers. In turn, we share this information with our suppliers to help them forecast demand and plan for product life cycles.

We have global distribution agreements with leading suppliers such as Anadigics, Advanced Power Technologies, Aavid, Anaren, ATC, Cornell-Dubilier, Freescale, Huber+Suhner, M/A-Com, Maxwell, Infineon, Peregrine, Vishay, Wakefield, and Triquint. In addition, we have relationships with many other niche RF and wireless, power conversion, and alternative energy suppliers, giving us a comprehensive product offering.

As the demand for wireless communication increases worldwide, the need for high-speed data transmission will require major investments in both system upgrades and new systems to handle broader bandwidth. In addition, the need and demand for power management and alternative energy applications have greatly increased sales demand. Wireless and power conversion and alternative energy products for niche applications, which require engineered solutions using the latest RF technology and electronic components, include:

•	Wireless Networks—Wireless technologies used for short-range interconnection, both for the home or office or last mile solutions from a neighborhood to the home.

•	Wireless Infrastructure—Equipment required for the transmission of RF signals.

•	Power Conversion—Alternative energy, high power applications such as power suppliers, welding, motor controls, and converting AC/DC and DC/AC.

Electron Device Group

EDG provides engineered solutions and distributes electronic components to customers in diverse markets including the steel, automotive, textile, plastics, semiconductor manufacturing, and broadcast industries. Our team of engineers design solutions for applications such as industrial heating, laser technology, semiconductor manufacturing equipment, radar, and welding. This group builds on our expertise in high power/ high frequency vacuum devices to provide engineered solutions to fit our customers’ specifications using competitive components from industry-leading vendors.

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

We represent leading manufacturers of electron tubes and semiconductor manufacturing equipment used in industrial power applications. Among the suppliers we support are Amperex, CPI, Draloric, General Electric, Hitachi, Jennings, L3, National, NJRC, and Thales.

Canvys

Canvys is a global provider of integrated display products, workstations, and value-add services to the healthcare, industrial and medical original equipment manufacturer (“OEM”), and digital signage markets. Our engineers design, manufacture, source, and support a full spectrum of solutions to match the needs of our customers. We offer custom display solutions that include touch screens, protective panels, custom enclosures, specialized cabinet finishes, application specific software packages, and our own privately branded display products. In addition, we partner with leading branded hardware vendors to offer the highest quality liquid crystal displays, mounting devices, and customized computing platforms.

As a longtime provider of healthcare solutions, we specialize in creating comprehensive solutions for diagnostic and clinical review, 3-D and post processing, surgical suites and modality-specific applications. In addition, all of our solutions meet the most critical agency certifications and calibration standards for patient monitoring, bio-medical displays, ultrasound, cardiac imaging and picture archiving and communications systems (“PACS”).

The industrial OEM market offers a wide range of custom based project opportunities that complement our ability to provide value-add manufacturing capabilities. We continue to focus on specialty display applications by leveraging engineering resources and advanced technologies. We meet the needs of this complex market environment by providing programs and material management services.

The digital signage market is an area that represents a tremendous long-term growth opportunity once information technology discretionary spending recovers from the economic downturn. We utilize a turn-key approach for growing sales and service revenue specific to signage applications, targeting (but not limited to) the enterprise, financial, and hospitality markets. We provide display hardware and associated products, computers, and software that are either branded or custom variations.

We have long-standing relationships with key component and finished goods manufacturers including 3M, AUO, CMO, Eizo, HP, IBM, Intel, LG, NEC Displays, Sharp Electronics, Samsung, and WIDE Corporation. We believe our distributor relationships, in conjunction with our OEM manufacturing capabilities and private label brands, allow us to maintain a well-balanced and technologically advanced line of products.

Employees

As of May 29, 2010, we employed 744 individuals, of which 728 were employed on a full-time basis and 16 were employed on a part-time basis. Of these, 384 were located in the United States and 360 were located internationally. The worldwide employee base included 432 in sales and product management, 55 in distribution support, 197 in administrative positions, and 60 in value-add and product manufacturing. All of our employees are non-union, and we consider our relationships with our employees to be good.

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

ITEM 1A. Risk Factors

Investors should consider carefully the following risk factors in addition to the other information included and incorporated by reference in this Annual Report on Form 10-K. While we believe we have identified the key risk factors affecting our business, there may be additional risks and uncertainties that are not presently known or that are not currently believed to be significant that may adversely affect our results of operations.

Current worldwide economic conditions may adversely affect our business, operating results, and financial condition.

As widely reported, severe economic challenges throughout the world, including most of the markets we serve, have greatly diminished liquidity and credit availability, and led to declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. We cannot predict the duration of the downturn or the timing or strength of a subsequent economic recovery. Global economic conditions could further impact demand for our products and our financial performance. There can be no assurance that there will not be further deterioration in the global markets and decreased consumer confidence in economic conditions. Further economic decline and uncertainty may lead to further turmoil in customer spending and may cause certain customers to cancel or delay placing orders.

Our revenue decreased by $4.6 million to $491.8 million during the fiscal year ended May 29, 2010. We plan our operating expenses based primarily on forecasted revenue levels. These operating expenses are relatively fixed in the short-term. The economic uncertainty makes it difficult for us to accurately predict future order activity and affects our ability to effectively manage our operating expenses and inventory levels and identify risks that may affect our business. A further shortfall in revenue could lead to financial and operating results being below expectations because we may not be able to manage inventory effectively or reduce operating expenses in response to the shortfall in revenue.

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

We face competitive pressure in the markets we serve and, if we do not compete effectively, we could significantly harm our operating results.

We face many competitors, both global and local, in the markets we serve. Our overall competitive position depends on a number of factors including price, engineering capability, vendor representation, product diversity, and the level of customer service. Our competition includes hundreds of electronic component distributors of various sizes, locations, and market focuses, as well as original equipment manufacturers. Some of our competitors have greater resources and broader name recognition than we do. As a result, these competitors may be able to better withstand changing conditions within our markets and throughout the economy as a whole. Increased competition may result in price reductions, reduced margins, or a loss of market share, any of which could materially and adversely affect our business, operating results, and financial condition.

Failure to maintain our relationships with key suppliers could adversely affect our sales.

We have entered into distribution agreements or other purchase agreements with most of our suppliers. These agreements are typically non-exclusive and may be cancelled by either party on short notice. Sales of products from one of our suppliers, M/A-Com Technology Solutions, accounted for 13.7% of our consolidated sales in fiscal 2010. To the extent that our significant suppliers reduce the amount of products they sell through distribution, or are unwilling to continue to do business with us, or are unable to continue to meet or significantly alter their obligations, our business could be materially adversely affected. In addition, to the extent that our suppliers modify the terms of their contracts with us, or extend lead times, limit supplies due to capacity constraints, or other factors, there could be a material adverse effect on our business.

Economic, political, and other risks associated with international sales and operations could adversely affect our results of operations.

Because we sell our products worldwide, our business is subject to risks associated with doing business internationally. During fiscal year 2010, 2009, and 2008, approximately 66%, 65% and 59%, respectively, of our sales came from our operations outside the United States. We anticipate that revenue from international operations will continue to represent a majority of our total revenue. In addition, many of our employees, suppliers, and warehouse facilities are located outside the United States. Accordingly, our future results could be harmed by a variety of factors including:

•	interruption to transportation flows for delivery of products to us and to our customers;

•	changes in foreign currency exchange rates;

•	changes in a specific country’s or region’s political or economic conditions;

•	trade protection measures and import or export licensing requirements;

•	negative consequences from changes in tax laws;

•	difficulty in staffing and managing global operations;

•	differing labor regulations;

•	difficulty collecting accounts receivable;

•	unexpected changes in regulatory requirements; and

•	geopolitical turmoil, including terrorism or war.

While the impact of these factors is difficult to predict, any one or more of these factors could adversely affect our operations and financial results in the future.

We may not have adequate or cost-effective liquidity or capital resources.

We need cash for general corporate purposes, such as funding our ongoing working capital and capital expenditure needs. Our ability to satisfy our cash needs depends on our ability to generate cash from operations and to access the financial markets, both of which are subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control.

We may in the future need to access the financial markets to satisfy our cash needs. However, external financing may not be available on acceptable terms or at all. In addition, under the terms of any external financing, we may incur higher than expected financing expenses and become subject to additional restrictions and covenants. An additional increase in our financing costs or a breach of our debt instrument covenant could have a material adverse effect on us.

Under our credit agreement, we are required to maintain a specific leverage ratio. If we fail to meet these financial ratios and tests, we may be unable to continue to use our credit agreement. If we could not continue to use the credit agreement, we may not have sufficient cash available for general corporate needs.

Our products may be found to be defective and, as a result, warranty and/or product liability claims may be asserted against us, which may have a material adverse effect on us.

We sell many of our components at prices that are significantly lower than the cost of the equipment or other goods in which they are incorporated. Since a defect or failure in a product could give rise to failures in the end products that incorporate them, we may face claims for damages that are disproportionate to the revenues and profits we receive from the components involved in the claims. While we typically have provisions in our agreements with our suppliers that hold the supplier accountable for defective products, and we and our suppliers generally exclude consequential damages in our standard terms and conditions, our ability to avoid such liabilities may be limited as a result of various factors, including the inability to exclude such damages due to the laws of some of the countries where we do business. Our business could be materially adversely affected as a result of a significant quality or performance issue in the components sold by us if we are required to pay for the damages that result. Although we have product liability insurance, such insurance is limited in coverage and amount.

A single stockholder has voting control over us.

As of July 19, 2010, Edward J. Richardson, our Chairman, Chief Executive Officer and President, beneficially owned approximately 99% of the outstanding shares of our Class B common stock, representing approximately 67% of the voting power of the outstanding common stock. This share ownership permits Mr. Richardson to exert control over the outcome of most stockholder votes, including votes concerning the election of directors, by-law amendments, possible mergers, corporate control contests, and other significant corporate transactions.

Foreign currency exchange rates may adversely affect our results.

Since a significant portion of our business is conducted outside the U.S., we face exposure to movements in non-U.S. currency exchange rates, which may harm our results of operations. Price increases caused by currency exchange rate fluctuations may make our products less competitive or have an adverse effect on our margins. Our international revenues and expenses generally are derived from sales and operations in currencies other than the U.S. dollar. Accordingly, when the U.S. dollar strengthens in relation to the currencies of the countries in which we sell our products, our U.S. dollar reported net revenue and income will decrease. We currently do not engage in any currency hedging transactions. We cannot predict whether foreign currency exchange risks inherent in doing business in foreign countries will have a material adverse effect on our operations and financial results in the future.

Substantial defaults by our customers on our accounts receivable or the loss of significant customers could have a significant negative impact on our business.

A significant portion of our working capital consists of accounts receivable from customers. If customers responsible for a significant amount of accounts receivable were to become insolvent or otherwise unable to pay for products and services, or were to become unwilling or unable to make payments in a timely manner, our business, results of operations, financial condition, or liquidity could be adversely affected.

Future acquisitions are subject to integration and other risks.

We anticipate that we may, from time to time, selectively acquire additional businesses or assets. Acquisitions are accompanied by risks, such as potential exposure to unknown liabilities of acquired companies and the possible loss of key employees and customers of the acquired business. In addition, we may not obtain the expected benefits or cost savings from acquisitions. Acquisitions are subject to risks associated with financing the acquisition and integrating the operations and personnel of the acquired businesses or assets. If any of these risks materialize, they may result in disruptions to our business and the diversion of management time and attention, which could increase the costs of operating our existing or acquired businesses or negate the expected benefits of the acquisitions.

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

If we fail to maintain an effective system of internal controls, or if management or our independent registered public accounting firm discovers material weaknesses in our internal controls, we may be unable to produce reliable financial reports or prevent fraud, which could have a material adverse effect on our business. In addition, we may be subject to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission or NASDAQ Global Market . Any such actions could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, which could cause the market price of our common stock to decline or limit our access to capital.

We are a defendant in a patent infringement lawsuit which could have a material adverse effect on our business.

In June 2010, Activision TV, Inc. and Locke International Trust filed a patent infringement complaint in the United States District Court for the Northern District of Illinois against us, NEC Display Solutions of America, Inc. and Tek Panel, Inc. The complaint alleges, among other things, that All-in-One display systems sold by our Canvys division, when used in conjunction with the Canvys Private Network offered by Canvys, infringes two patents owned by Locke International Trust. The complaint seeks monetary damages, injunctive relief, costs and attorneys fees. We dispute the allegations of wrongdoing and intend to vigorously defend ourselves in this matter.

This lawsuit, with our without merit, may divert our management’s attention, and we may incur significant expenses in our defense. In addition, we may be required to pay damage awards or settlements, become subject to injunctions or other equitable remedies, or determine to abandon certain lines of business, that may cause a material adverse effect on our results of operations, financial position, and cash flows.

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

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

We own three facilities and lease 52 facilities. We own our corporate facility and largest distribution center, which is located on approximately 96 acres in LaFox, Illinois and consists of approximately 242,000 square feet of manufacturing, warehouse, and office space. We maintain geographically diverse facilities because we believe this will limit market risk and exchange rate exposure. We consider our properties to be well maintained, in sound condition and repair, and adequate for our present needs. The extent of utilization varies from property to property and from time to time during the year.

Our principal facilities, their primary use, and segments served are as follows:

Location	Leased or Owned	Use	Segment
LaFox, Illinois *	Owned	Sales/Distribution/Manufacturing	RFPD, EDG, Canvys
Sao Paulo, Brazil	Leased	Sales/Distribution	RFPD, EDG
Brampton, Canada	Leased	Sales	RFPD
Shanghai, China	Leased	Sales/Distribution	RFPD, EDG
Beijing, China	Leased	Sales	RFPD, EDG
Shenzhen, China	Leased	Sales/Distribution	RFPD, EDG
Colombes, France	Leased	Sales	RFPD, EDG, Canvys
Puchheim, Germany	Leased	Sales	RFPD, EDG
Donaueschingen, Germany	Leased	Sales/Distribution/Manufacturing	Canvys
Hong Kong, Hong Kong	Leased	Sales/Distribution	RFPD
Noida, India	Leased	Sales	RFPD
Ra’anana, Israel	Leased	Sales	RFPD, EDG
Florence, Italy	Owned	Sales	RFPD, EDG
Tokyo, Japan	Leased	Sales	RFPD, EDG
Seoul, Korea	Leased	Sales	RFPD, EDG
Selanor, Malaysia	Leased	Sales	RFPD, EDG
Mexico City, Mexico	Leased	Sales	RFPD, EDG
Singapore, Singapore	Leased	Sales/ Distribution	RFPD, EDG
Madrid, Spain	Owned	Sales	RFPD, EDG
Jarfalla, Sweden	Leased	Sales	RFPD, EDG
Taipei, Taiwan	Leased	Sales	RFPD, EDG
Bangkok, Thailand	Leased	Sales	RFPD, EDG
Lincoln, United Kingdom	Leased	Sales	RFPD, EDG, Canvys
Slough, United Kingdom	Leased	Sales	RFPD
San Jose, California	Leased	Sales	RFPD
Woodland Hills, California	Leased	Sales	EDG
Marlborough, Massachusetts	Leased	Sales/Distribution/Manufacturing	Canvys
Plymouth, Minnesota	Leased	Sales/Distribution	Canvys
Ronkonkoma, New York	Leased	Sales	RFPD, EDG
Cedars, Pennsylvania	Leased	Sales	RFPD

*	LaFox, Illinois is also the location of our corporate headquarters.

ITEM 3. Legal Proceedings

We are involved in legal actions that arise in the ordinary course of business. It is the opinion of management that the resolution of any current pending litigation will not have a material adverse effect on our financial position or results of operations.

In June 2010, Activision TV, Inc. and Locke International Trust filed a complaint against us for patent infringement in the United States District Court for the Northern District of Illinois. The complaint alleges, among other things, that All-in-One display systems sold by our Canvys division, when used in conjunction with the Canvys Private Network offered by Canvys, infringes two patents owned by Locke International Trust purporting to cover “display systems for generating at a remote source a static non-continuous display in the form of individual fixed images for presentation on a display sign at a generally fixed location and which is electronically transmitted from the remote source to the display sign” (U.S. Patent Nos. 6,215,411 and 6,384,736). The complaint seeks monetary damages, injunctive relief, costs and attorneys fees. We dispute the allegations of wrongdoing and intend to vigorously defend ourselves in this matter.

PART II

ITEM 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Unregistered Sales of Equity Securities

None.

Dividends

Our Board of Directors paid a quarterly dividend of $0.02 per common share and $0.018 per Class B common share during both fiscal 2010 and fiscal 2009. Annual dividend payments for both fiscal 2010 and fiscal 2009 were approximately $1.4 million. All future payments of dividends are at the discretion of the Board of Directors. Dividend payments will depend on earnings, capital requirements, operating conditions, and such other factors that the Board may deem relevant.

Common Stock Information

Our common stock is traded on The NASDAQ Global Market (“NASDAQ”) under the trading symbol (“RELL”). There is no established public trading market for our Class B common stock. As of July 19, 2010, there were approximately 891 stockholders of record for the common stock and approximately 18 stockholders of record for the Class B common stock. The following table sets forth, for the periods indicated, the high and low closing sales price per share of RELL common stock as reported on the NASDAQ.

	2010		2009
Fiscal Quarter	High	Low	High	Low
First	$4.06	$2.84	$7.00	$4.40
Second	$6.46	$3.80	$6.82	$2.64
Third	$8.43	$5.31	$4.37	$2.56
Fourth	$12.35	$7.43	$4.21	$2.47

Performance Graph

As a smaller reporting company, this information is not required.

ITEM 6. Selected Financial Data

As a smaller reporting company, this information is not required.

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

•

Results of Continuing Operations—an analysis and comparison of our consolidated results of operations for the fiscal year ended May 29, 2010, May 30, 2009, and May 31, 2008, as reflected in our consolidated statements of operations.

•

Liquidity, Financial Position, and Capital Resources—a discussion of our primary sources and uses of cash for the fiscal year ended May 29, 2010, and May 30, 2009, and a discussion of selected changes in our financial position.

Business Overview

Richardson Electronics, Ltd. (“we”, “us”, and “our”) was originally incorporated in the state of Illinois in 1947 and is currently incorporated in the state of Delaware. We are a global provider of engineered solutions and a global distributor of electronic components to the radio frequency (“RF”), wireless and power management, electron device, and display systems markets with total sales in fiscal 2010 of $491.8 million. Utilizing our core engineering and manufacturing capabilities, our strategy is to provide specialized technical expertise and value-add, or “engineered solutions.” We provide solutions and add value through design-in support, systems integration, prototype design and manufacturing, testing, and logistics for end products of our customers. Design-in support includes component modifications or the identification of lower-cost product alternatives or complementary products.

Our products include RF and microwave components, power semiconductors, electron tubes, microwave generators, and visual technology solutions. These products are used to control, switch or amplify electrical power signals, or are used as display devices in a variety of industrial, commercial, and communication applications.

We evaluate our business based on our three operating segments, which we define as follows:

RF, Wireless & Power Division (“RFPD”) serves the global RF and wireless communications market, including infrastructure and wireless networks, and the power management and alternative energy markets.

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

During the first quarter of fiscal 2009, we moved our Cathode Ray Tube (“CRT”) product line from our Canvys segment to our EDG segment. Prior period segment information has been restated to reflect this change. During the second quarter of fiscal 2009, we changed the name our Display Systems Group (“DSG”) to Canvys.

Results of Continuing Operations

Overview—Fiscal Year Ended May 29, 2010

•	Net sales for fiscal 2010 were $491.8 million, down 0.9%, compared to net sales of $496.4 million during fiscal 2009.

•

Gross margin as a percentage of net sales increased to 24.0% during fiscal 2010, compared to 22.1% during fiscal 2009. The percentage of 22.1% in fiscal 2009 includes $9.5 million of expense related to inventory write-downs.

•	Selling, general, and administrative expenses decreased to $95.8 million during fiscal 2010, compared to $110.4 million during fiscal 2009.

•	Operating income during fiscal 2010 was $22.2 million, compared to an operating loss of $8.1 million during fiscal 2009.

•	Income from continuing operations during fiscal 2010 was $17.3 million, or $0.96 per diluted common share, versus a net loss of $12.2 million, or $0.69 per diluted common share, during fiscal 2009.

Net Sales and Gross Profit Analysis

During fiscal 2010 consolidated net sales decreased 0.9% compared to fiscal 2009, reflecting a 0.4% sales growth in RFPD and a 5.3% sales growth in EDG, offset by a 17.3% decline in sales for Canvys. Consolidated net sales during fiscal 2009 decreased 12.7% compared to fiscal 2008, reflecting a decline in all three business units due to the deterioration of economic conditions.

Net sales by business unit and percent change for fiscal 2010, 2009, and 2008 were as follows (in thousands):

	Fiscal Year 2010	Fiscal Year 2009	Fiscal Year 2008	FY10 vs FY09 % Change	FY09 vs FY08 % Change
Net Sales
RFPD	$356,475	$355,189	$376,203	0.4%	(5.6%)
EDG	86,541	82,168	108,272	5.3%	(24.1%)
Canvys	48,831	59,019	79,655	(17.3%)	(25.9%)
Corporate	—	3	4,279

Total	$491,847	$496,379	$568,409	(0.9%)	(12.7%)

Consolidated gross profit was $118.0 million during fiscal 2010, compared to $109.6 million during fiscal 2009. Consolidated gross margin as a percentage of net sales increased to 24.0% during fiscal 2010, from 22.1% during fiscal 2009. Gross margin during fiscal 2010 included expense related to inventory write-downs for RFPD, EDG, and Canvys of $0.3 million, $0.2 million, and $0.8 million, respectively. Also, gross margin during fiscal 2010 improved slightly due to the sale of reserved inventory, as compared to fiscal 2009. Gross margin during 2009 included expense related to inventory write-downs for RFPD, EDG, and Canvys of $2.3 million, $4.8 million, and $2.4 million, respectively.

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

Gross profit reflects the distribution and manufacturing product margin less manufacturing variances, inventory obsolescence charges, customer returns, scrap and cycle count adjustments, engineering costs, and other provisions. Corporate gross profit for fiscal 2009 and 2008 includes unallocated freight costs and other miscellaneous charges.

Gross profit by segment and percent of segment net sales for fiscal 2010, 2009, and 2008 were as follows (in thousands):

	Fiscal Year 2010		Fiscal Year 2009		Fiscal Year 2008
Gross Profit
RFPD	$76,727	21.5%	$76,031	21.4%	$85,323	22.7%
EDG	28,721	33.2%	21,512	26.2%	35,049	32.4%
Canvys	12,563	25.7%	12,405	21.0%	15,740	19.8%

Subtotal	118,011	24.0%	109,948	22.2%	136,112	24.1%
Corporate	—		(318)		(513)

Total	$118,011	24.0%	$109,630	22.1%	$135,599	23.9%

RF, Wireless & Power Division

RFPD net sales increased to $356.5 million, or 0.4%, during fiscal 2010, from $355.2 million during fiscal 2009. The slight increase in net sales, which occurred despite the weakened global economy, included increases in net sales of small signal products, power components, connectors, and broadcast, partially offset by declines in transistors and active power conversion products. RFPD gross margin as a percentage of net sales increased to 21.5% during fiscal 2010, as compared to 21.4% during fiscal 2009. Gross margin as a percentage of net sales remained relatively flat due to improved inventory management programs that were partially offset by price and margin pressures.

Net sales for RF and wireless products decreased to $270.2 million during fiscal 2010, as compared to $272.3 million during fiscal 2009. The decrease in RF and wireless products was due primarily to a decline in net sales of transistors, partially offset by an increase in net sales of small signal products.

Net sales for energy, power, and interconnect products was $78.3 million during fiscal 2010, as compared to $78.7 million in fiscal 2009. The slight decrease in net sales was due primarily to a decline in net sales of active power conversion products, offset by an increase in net sales of power components and an increase in net sales of connectors.

Net sales for all other RFPD product lines, primarily broadcast, increased to $8.0 million during fiscal 2010, as compared to $4.2 million during fiscal 2009. The increase was due primarily to a contract with Malaysia.

RFPD net sales decreased 5.6% to $355.2 million during fiscal 2009, from $376.2 million during fiscal 2008. The decline in net sales, which was the result of the weakening global economy, included declines in net sales of small signal products, active power conversion products, power components, connectors, and broadcast, partially offset by an increase in net sales of transistors. The sales growth of transistors was in Asia/Pacific, which included the deployment of the next build-out of the Time Division-Synchronous Code Division Multiple Access (“TD-SCDMA”) in China. Gross margin as a percentage of net sales declined to 21.4% during fiscal 2009 as compared to 22.7% during fiscal 2008. The decline in gross margin was due primarily to inventory write-downs of $2.3 million during fiscal 2009 as compared to $0.9 million during fiscal 2008. The $2.3 million of inventory write-downs during fiscal 2009 primarily relates to customer specific inventory that did not have return privileges and the exiting of certain market segments. Additionally, during the fourth quarter of fiscal 2009, we evaluated our inventory levels based on an increasingly uncertain economic future.

Net sales for RF and wireless products decreased to $272.3 million during fiscal 2009, as compared to $280.1 million during fiscal 2008. The decrease in RF and wireless products was due primarily to a decline in net sales of small signal products, partially offset by an increase in net sales of transistors.

Net sales for energy, power, and interconnect products was $78.7 million during fiscal 2009, as compared to $89.7 million during fiscal 2008. The decrease in net sales was due primarily to a decline in net sales of active power conversion products, power components, and connectors.

Net sales for all other RFPD product lines, including broadcast, decreased to $4.2 million during fiscal 2009, as compared to $6.4 million during fiscal 2008.

Electron Device Group

EDG net sales increased 5.3% to $86.5 million during fiscal 2010, from $82.2 million during fiscal 2009, due primarily to an increase in tube and semiconductor fabrication equipment net sales. Net sales of tubes increased to $58.8 million during fiscal 2010, as compared to $57.0 million during fiscal 2009. The increase was due primarily to an increased demand from industrial manufacturers resulting from the usage of excess tube supply maintained during the economic downturn. Net sales of semiconductor fabrication equipment products increased to $17.4 million during fiscal 2010, as compared to $14.1 million during fiscal 2009. The semiconductor fabrication equipment industry, primarily in North America, has improved during fiscal 2010 from the overall industry-wide decline. Gross margin as a percentage of net sales increased to 33.2% during fiscal 2010, as compared to 26.2% during fiscal 2009. The increase in gross margin as a percentage of net sales from fiscal 2009 was due primarily to fiscal 2009 incurring $4.8 million of expense related to inventory write-downs.

EDG net sales declined 24.1% to $82.2 million during fiscal 2009, from $108.3 million during fiscal 2008, due primarily to a decline in semiconductor fabrication equipment products and tubes sales. The semiconductor fabrication equipment industry experienced an overall decline for several years, in addition to the weakening global economy. North America experienced a decline in tube sales, due primarily to the conversion from analog to digital television which took place in June 2009. Gross margin as a percentage of net sales declined to 26.2% during fiscal 2009 as compared to 32.4% during fiscal 2008. The decline in gross margin as percentage of net sales was due primarily to $4.8 million of expense related to inventory write-downs during fiscal 2009. The $4.8 million of inventory write-downs relates primarily to the evaluation of inventory levels based on the significant decline in sales during the fourth quarter, and an increasingly uncertain economic climate.

Canvys

Canvys net sales declined 17.3% to $48.8 million during fiscal 2010, from $59.0 million during fiscal 2009, due primarily to a decrease in medical industrial markets in North America along with a decrease in medical imaging and custom/original equipment manufacturer (“OEM”) sales in both North America and Europe. The decline of these product lines was due primarily to lower capital investments, primarily in hospitals and medical market manufacturers, as a result of the weakening global economy. Gross margin as a percentage of net sales increased to 25.7% during fiscal 2010 as compared to 21.0% during fiscal 2009, due primarily to shifts in customer mix and process improvements. Expense related to inventory write-downs was $2.4 million during fiscal 2009.

Canvys net sales declined 25.9% to $59.0 million during fiscal 2009, from $79.7 million during fiscal 2008, due primarily to a decrease in medical imaging and custom/OEM sales throughout Europe. The decline of both product lines was due primarily to lower capital investments as a result of the weakening global economy. Gross margin as a percentage of net sales increased to 21.0% during fiscal 2009 as compared to 19.8% during fiscal 2008, due primarily to shifts in customer mix and process improvements, partially offset by the increase in inventory write-downs. Inventory write-downs increased to $2.4 million during fiscal 2009 from $1.9 million during fiscal 2008. The $2.4 million of inventory write-downs recorded during fiscal 2009 primarily relates to the exiting of certain market segments and customer specific inventory that did not have return privileges.

During the third quarter of fiscal 2008, Canvys began implementing a new business plan that included exiting unprofitable market segments, exiting distribution of low margin branded products, and an increased focus on digital signage.

Sales by Geographic Area

We currently have 14 facilities in North America, 26 in Asia/Pacific, 13 in Europe, and two in Latin America. On a geographic basis, our sales are categorized by destination to include: North America; Europe; Asia/Pacific; Latin America; and Corporate.

Net sales by geographic area and percent change for fiscal 2010, 2009, and 2008 were as follows (in thousands):

	Fiscal Year 2010	Fiscal Year 2009	Fiscal Year 2008	FY10 vs FY09 % Change	FY09 vs FY08 % Change
Net Sales
North America	$164,730	$171,961	$228,466	(4.2%)	(24.7%)
Asia/Pacific	192,880	181,906	167,943	6.0%	8.3%
Europe	117,637	125,932	151,685	(6.6%)	(17.0%)
Latin America	16,497	15,319	17,288	7.7%	(11.4%)
Corporate	103	1,261	3,027

Total	$491,847	$496,379	$568,409	(0.9%)	(12.7%)

Gross profit by geographic area and percent of geographic net sales for fiscal 2010, 2009, and 2008 were as follows (in thousands):

	Fiscal Year 2010		Fiscal Year 2009		Fiscal Year 2008
Gross Profit
North America	$40,900	24.8%	$34,236	19.9%	$56,832	24.9%
Asia/Pacific	43,466	22.5%	40,942	22.5%	39,510	23.5%
Europe	31,183	26.5%	31,192	24.8%	40,755	26.9%
Latin America	5,348	32.4%	4,739	30.9%	5,240	30.3%

Subtotal	120,897	24.6%	111,109	22.4%	142,337	25.2%
Corporate	(2,886)		(1,479)		(6,738)

Total	$118,011	24.0%	$109,630	22.1%	$135,599	23.9%

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses (“SG&A”) decreased during fiscal 2010 to $95.8 million, or 19.5% of net sales, from $110.4 million, or 22.3% of net sales, during fiscal 2009. The decrease resulted from a $6.4 million decline in employee related expenses due primarily to headcount reductions, a $3.0 million decline in severance expense, a $1.2 million decline in consulting and other service fees, a $1.6 million decline in bad debt expense, a $0.8 million decline in facility costs, and a $0.7 million decline in travel expenditures. Included in SG&A is depreciation expense of $3.9 million and $4.3 million for fiscal 2010 and 2009, respectively.

SG&A decreased during fiscal 2009 to $110.4 million from $125.3 million during fiscal 2008. The decrease was due primarily to a $9.4 million decline in employee related expenses due primarily to headcount reductions, a $3.5 million decline in consulting and other service fees, a $0.9 million decline in travel expenditures, and a $1.5 million decline in facility costs, partially offset by a $1.3 million increase in severance expense, a $0.5 million increase in bad debt expense, and a $0.7 million write-off of a note receivable. Included in SG&A is depreciation expense of $4.3 million and $5.0 million during fiscal 2009 and 2008, respectively. SG&A as a percentage of net sales increased slightly to 22.3% during fiscal 2009 as compared to 22.0% during fiscal 2008, which was due primarily to the 12.7% decline in net sales during fiscal 2009.

Goodwill and Intangible Assets

As of May 30, 2009, we had fully impaired all of our goodwill related to each of our segments.

During the fourth quarter of fiscal 2009, the results of our goodwill impairment tests indicated that the value of goodwill attributable to our RFPD and EDG segments were fully impaired. The goodwill impairment tests revealed that the carrying values of these segments exceeded their fair value, and the carrying amount of goodwill of our RFPD and EDG segments exceeded the implied goodwill value as of the February 28, 2009 measurement date. As a result, we recorded pre-tax goodwill impairment charges of $0.6 million and $0.9 million for RFPD and EDG, respectively, during the fourth quarter of fiscal 2009. Additionally, a $0.2 million tax benefit was recorded related to the goodwill impairment.

During the fourth quarter of fiscal 2008, the results of our goodwill impairment tests indicated that the value of goodwill attributable to our Canvys segment was fully impaired. The goodwill impairment tests revealed that the carrying value of our Canvys segment exceeded its fair value, and the carrying amount of goodwill of our Canvys segment exceeded the implied goodwill value as of the March 1, 2008 measurement date. As a result, we recorded a pre-tax goodwill impairment charge of $11.5 million and a $2.3 million tax benefit related to the charge, during the fourth quarter of fiscal 2008.

(Gain) Loss on Disposal of Assets

Loss on disposal of assets was less than $0.1 million during fiscal 2010.

During the third quarter of fiscal 2009, we decided not to proceed with the implementation of various modules of enterprise resource management software that were in the development stage and thus were capitalized in accordance with ASC 350-40, Intangibles—Goodwill and Other: Internal-Use Software (“ASC 350-40”). As a result, we recorded a loss on disposal of assets of $5.8 million during the third quarter of fiscal 2009.

On February 20, 2009, we sold our building in Mexico City, Mexico, for $0.1 million. We recorded an immaterial gain during the third quarter of fiscal 2009 with respect to the sale of this property.

During the first quarter of fiscal 2008, we received an offer to sell our interests in property located in Rio de Janeiro, Brazil for approximately $1.2 million. We recorded an immaterial gain during the third quarter of fiscal 2008 with respect to the sale of our interests in this property.

On February 1, 2008, we sold our building in Pianopoli, Italy, for $0.4 million and recorded a pre-tax gain of $0.1 million during the third quarter of fiscal 2008.

Other (Income) Expense

Other (income) expense was an expense of $5.0 million during fiscal 2010, compared with an expense of $2.3 million during fiscal 2009. The increase in expense during fiscal 2010 was due primarily to unfavorable changes in foreign currency exchange rates relative to the U.S. dollar and a loss related to the redemption of a portion of our long-term debt, partially offset by a decrease in interest expense. Other (income) expense included a foreign exchange loss of $1.1 million during fiscal 2010, as compared to a foreign exchange gain of $1.3 million during fiscal 2009. Our foreign exchange gains and losses are primarily due to the translation of our U.S. currency we have in non-U.S. bank accounts. We currently do not utilize derivative instruments to mitigate our risk with respects to foreign currency. Fiscal 2010 included a loss of $0.2 million related to the redemption of $7.7 million of our 8% convertible senior subordinated notes, as well as the redemption of $25.2 million of our

7  3/4% convertible senior subordinated notes. Comparatively, fiscal 2009 included a gain of $0.8 million related to the redemption of $3.3 million of our 8% convertible senior subordinated notes. Interest expense decreased to $4.0 million during fiscal 2010, as compared to $4.6 million during fiscal 2009, due to the partial redemption of our convertible notes. See Note 7 “Debt” of the notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for additional discussion on the redemption of our long-term debt and interest expense.

Other (income) expense was an expense of $2.3 million during fiscal 2009 compared with an expense of $7.4 million during fiscal 2008. The decline in expense during fiscal 2009 was due primarily to favorable changes in foreign currency exchange rates, a gain related to the retirement of a portion of our long-term debt, and a decrease in interest expense. Other (income) expense included a foreign exchange gain of $1.3 million during fiscal 2009 as compared to a foreign exchange loss of $1.5 million during fiscal 2008. Fiscal 2009 included a gain of $0.8 million related to the redemption of $3.3 million of our 8% convertible senior subordinated notes. Interest expense decreased to $4.6 million during fiscal 2009 as compared to $6.9 million during fiscal 2008. See Note 7 “Debt” of the notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for additional discussion on the partial redemption of our long-term debt and interest expense.

Income Tax Provision

The effective income tax rates during fiscal 2010, 2009, and 2008 were (1.0%), 16.8%, and (2.5%), respectively. The difference between the effective tax rates as compared to the U.S. federal statutory rate of 35% during fiscal 2010 and 34% during fiscal 2009 and 2008, primarily results from our geographical distribution of taxable income or losses, release of valuation allowances related to net operating losses, and repatriation of foreign earnings. Also, fiscal 2010 includes a $0.5 million tax benefit related to prior year’s income taxes of certain foreign jurisdications.

As of May 29, 2010, domestic federal net operating loss (“NOL”) carryforwards amounted to approximately $26.1 million. These federal NOLs expire between 2026 and 2029. Domestic state NOL carryforwards amounted to approximately $65.2 million. These state NOLs expire between 2011 and 2029. Foreign NOL carryforwards totaled approximately $5.7 million with various or indefinite expiration dates. We also have an alternative minimum tax credit carryforward as of May 29, 2010 in the amount of $1.2 million that has an indefinite carryforward period.

Income taxes paid, including foreign estimated tax payments, were $1.5 million, $2.6 million, and $6.1 million during fiscal 2010, 2009, and 2008, respectively.

As of May 29, 2010, all of the cumulative positive earnings of our foreign subsidiaries, which amounted to $93.4 million, are still considered permanently reinvested pursuant to ASC 740-30, Income Taxes—Other Considerations or Special Areas (“ASC 740-30”). Due to various tax attributes that are continuously changing, it is not possible to determine what, if any, tax liability might exist if such earnings were to be repatriated.

In the normal course of business, we are subject to examination by taxing authorities throughout the world. We are no longer subject to either U.S. federal, state, or local tax examinations by tax authorities for years prior to fiscal 2004. We are no longer subject to non-U.S. income tax examinations by tax authorities for years prior to fiscal 2003. Our primary foreign tax jurisdictions are China, Japan, Germany, Singapore, and the Netherlands. We have tax years open in Singapore beginning in fiscal 2003; in Japan beginning in fiscal 2004; in the Netherlands and Germany beginning in fiscal 2005; and in China beginning in calendar year 2005.

Effective June 3, 2007, we adopted the provisions of ASC 740-10, Income Taxes (“ASC 740”), related to accounting for uncertainty in income taxes. ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. ASC 740 prescribes a recognition threshold and measurement approach for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The application of ASC 740 would have resulted in an increase in retained earnings of $1.6 million, except that the increase was fully offset by the application of a valuation allowance against net operating losses. As of the date of adoption, we had approximately $6.5 million of total gross unrecognized tax benefits.

The uncertain tax positions as of May 29, 2010, and May 30, 2009, totaled $3.3 million and $4.3 million, respectively. Unrecognized tax benefits of $0.4 million would affect our effective tax rate if recognized. The following table summarizes the activity related to the unrecognized tax benefits (in thousands):

	May 29, 2010	May 30, 2009
Unrecognized tax benefits, beginning of period	$4,341	$5,959
Decrease due to currency translation	(205)	(671)
Increase in positions taken in prior period	132	138
Decrease in positions taken in prior period	—	(83)
Increase in positions taken in current period	50	—
Decrease related to the expiration of statute of limitations	(1,046)	(1,002)

Unrecognized tax benefits, end of period	$3,272	$4,341

We record penalties and interest relating to uncertain tax positions in the income tax expense line item within the consolidated statements of operations and comprehensive income (loss). As of May 29, 2010 and May 30, 2009, we recorded a liability for interest and penalties of $0.3 million and $0.8 million, respectively.

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

Net sales, gross profit, interest expense, income tax provision, and income (loss) from discontinued operations for fiscal 2010, 2009, and 2008 were as follows (in thousands):

	Fiscal Year Ended
	May 29, 2010	May 30, 2009	May 31, 2008
Net sales	$—	$—	$736
Gross profit	—	—	209
Interest expense	—	—	—
Income tax provision	—	—	21
Income (loss), net of tax	(1,173)	—	45

The net sales, gross profit, income tax provision, and income from discontinued operations during fiscal 2008 represent the operations of our Colombia location which was included in the SSD/Burtek sale agreement with Honeywell, but was not transferred as part of the May 31, 2007, closing. During the first quarter of fiscal 2008, we mutually agreed with Honeywell that Honeywell would not purchase the SSD/Burtek Colombia business, and that we would wind down the SSD/Burtek Colombia business.

LIQUIDITY, FINANCIAL POSITION, AND CAPITAL RESOURCES

We have financed our growth and cash needs largely through income from operations, borrowings under the revolving credit agreement, issuance of convertible senior subordinated notes, and the sale of assets. Liquidity is reduced by working capital requirements, debt service, capital expenditures, dividends, and business acquisitions. Liquidity is increased by proceeds from borrowings, disposition of businesses and assets, and improved working capital management.

Cash and cash equivalents were $29.0 million at May 29, 2010, as compared to $43.9 million at May 30, 2009.

Cash Flows from Operating Activities

Cash provided by operating activities during fiscal 2010 was $24.3 million, due primarily to lower inventory balances and higher accounts payable, partially offset by higher accounts receivable balances. The decline in inventory balances of $0.4 million, excluding the impact of foreign exchange of $0.7 million and inventory provisions of $1.3 million, during fiscal 2010, was due primarily to increased sales volume and higher inventory turns. The increase in accounts payable balances of $9.1 million, excluding the impact of foreign exchange of $0.4 million, during fiscal 2010, was due primarily to the timing of payments. The increase in accounts receivable balances of $8.0 million, excluding the impact of foreign currency exchange of $1.4 million during fiscal 2010, was due primarily to higher sales volume during the third and fourth quarters of fiscal 2010.

Cash provided by operating activities during fiscal 2009 was $11.1 million, due primarily to lower accounts receivable and inventory balances, partially offset by lower accounts payables and accrued liabilities balances. The decline in accounts receivables of $12.2 million, excluding the impact of foreign currency exchange of $4.6 million, during fiscal 2009 was due primarily to a decline in sales volume and increased collection efforts. The decline in inventory balances of $0.2 million, excluding the impact of foreign exchange of $2.6 million and inventory write-downs of $9.8 million, during fiscal 2009 was due primarily to a reduction in purchases due to the decline in sales volume. The decline in accounts payable balances of $5.0 million, excluding the impact of foreign exchange of $0.9 million, during fiscal 2009 was due primarily to a reduction in purchases of inventory. The decline in accrued liabilities balances of $3.3 million, excluding the impact of foreign exchange of $0.4 million, during fiscal 2009 reflects the timing and payment of accrued payroll.

Cash Flows from Investing Activities

Net cash used in investing activities of $2.4 million during fiscal 2010, was due primarily to capital expenditures of $1.3 million for information technology projects and building improvements, and $1.0 million for the cash settlement related to SSD/Burtek.

Net cash used in investing activities of $1.0 million during fiscal 2009 was due primarily to capital expenditures of $1.2 million for information technology projects and building improvements, partially offset by proceeds from the sale of assets of $0.2 million.

Cash Flows from Financing Activities

Net cash used in financing activities of $35.7 million and $3.8 million during fiscal 2010 and 2009, respectively, are summarized in the following table (in thousands):

	May 29, 2010	May 30, 2009
Proceeds from the exercise of stock options	680	5
Stock Repurchase	(2,192)	—
Cash dividends paid	(1,399)	(1,409)
Retirement of long-term debt	(32,807)	(2,364)
Other	(1)	—

Cash used in financing activities	$(35,719)	$(3,768)

On January 11, 2010, we repurchased 291,085 shares of our common stock held in our Employee Stock Ownership Plan (“ESOP”) in a private transaction at an average price of $7.53, for a total purchase price of approximately $2.2 million. The ESOP was terminated on October 15, 2009.

Annual dividend payments for both fiscal 2010 and fiscal 2009 were approximately $1.4 million. All future payments of dividends are at the discretion of the Board of Directors. Dividend payments will depend on earnings, capital requirements, operating conditions, and such other factors that the Board may deem relevant. Our Board of Directors paid a quarterly dividend of $0.02 per common share and $0.018 per Class B common share during fiscal 2010 and 2009.

As of May 29, 2010, we maintained $19.5 million in short-term debt in the form of 7 3/4% convertible senior subordinated notes (“7 3/4% Notes”). We reclassified $19.5 million of long-term debt to short-term debt for fiscal 2010 due to the redemption on June 11, 2010, of the remaining balance of our 7 3/4% Notes. See Note 16 “Subsequent Events” of the notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for additional discussion on the redemption. The decrease in long-term debt during fiscal 2010 was due to our redemption of $7.7 million of our 8% convertible senior subordinated notes (“8% Notes”) on January 11, 2010 as well as $0.9 million, $10.0 million, $0.3 million, and $14.0 million on December 9, 2009, March 22, 2010, April 30, 2010, and May 14, 2010, respectively, of our 7 3/4% Notes.

We believe that the existing sources of liquidity, including cash provided by operating activities, supplemented as necessary with funds available under our revolving credit agreement, will provide sufficient resources to meet known capital requirements and working capital needs for the fiscal year ending May 28, 2011.

Contractual Obligations

As a smaller reporting company, this information is not required.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates the significant estimates, including the allowance for doubtful accounts, inventory obsolescence, goodwill impairment testing, income taxes, contingencies, and litigation. Management bases the estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances, however, actual results could differ from those estimates.

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

Allowance for Doubtful Accounts

Our allowance for doubtful accounts includes estimated losses that result from uncollectible receivables. The estimates are influenced by the following: continuing credit evaluation of customers’ financial conditions; aging of receivables, individually and in the aggregate; a large number of customers which are widely dispersed across geographic areas; collectability and delinquency history by geographic area; and the fact that no single customer accounts for more than 10% of net sales. Significant changes in one or more of these considerations may require adjustments affecting net income and net carrying value of accounts receivable. The allowance for doubtful accounts was approximately $1.6 million and $2.4 million as of May 29, 2010 and May 30, 2009, respectively.

Impairment of Investments

We hold a portfolio of investment securities and periodically assess its recoverability. In the event of a decline in fair value of an investment, judgment is made whether the decline is other-than-temporary. Management’s assessment to the nature of a decline is largely based on the duration of that market decline, financial health of and specific prospects for the issuer, and our cash requirements and intent to hold the investment. If an investment is impaired and the decline in market value is considered to be other-than-temporary, an appropriate write-down is recorded. We recognized investment impairment charges of less than $0.1 million during fiscal 2009. We did not recognize any investment impairment charges during fiscal 2010 and 2008.

Revenue Recognition

Our product sales are recognized as revenue upon shipment, when title passes to the customer, when delivery has occurred or services have been rendered, and when collectability is reasonably assured. Our sales are recorded net of discounts and returns based on our historical experience. Our products are often manufactured to meet the specific design needs of our customers’ applications. Our engineers work closely with customers to ensure that our products will meet their needs. Our customers are under no obligation to compensate us for designing the products we sell.

Although we have multiple deliverables in limited circumstances that meet the requirements under ASC 605-25, Revenue Recognition—Multiple-Element Arrangements (“ASC 605”), in every instance where we do have multiple deliverables, the predominant deliverable in the arrangement is always the product sold. Therefore, under the guidance of ASC 605, we apply the revenue recognition criteria associated with the predominant item, or product sold.

Inventories

Our worldwide inventories are stated at the lower of cost or market, generally using a weighted-average cost method. Inventories include material, labor, and overhead costs associated with such inventories. Substantially all inventories represent finished goods held for sale.

Provisions for obsolete or slow moving inventories are recorded based upon regular analysis of stock rotation privileges, obsolescence, the exiting of certain market segments, and assumptions about future demand and market conditions. If future demands, change in the industry, or market conditions differ from management’s estimates, additional provisions may be necessary.

We recorded provisions to our inventory reserves of $1.3 million, $9.8 million, and $4.0 million during fiscal 2010, 2009, and 2008, respectively, which were included in cost of sales. The provisions were principally for obsolete and slow moving parts. The parts were written down to estimated realizable value.

Goodwill and Intangible Assets

As of May 30, 2009, we had fully impaired all of our goodwill related to each of our segments.

Goodwill represents the excess of purchase price over fair market value of identifiable net assets acquired through business purchases. In accordance with ASC 350, Intangibles—Goodwill and Other (“ASC 350”), goodwill and indefinite-lived intangible assets are reviewed for impairment on at least an annual basis by applying a fair-value based test. In evaluating the recoverability of the carrying value of goodwill, we must make assumptions regarding the fair value of our reporting units, as defined under ASC 350. If our fair value estimates or related assumptions change, we may be required to record impairment charges related to goodwill.

Our goodwill impairment testing follows the two-step process as defined in ASC 350. The first step in the process compares the fair value of the reporting unit to its carrying value. If the carrying value of the reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the impairment. In the second step, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit to determine an implied goodwill value.

Our goodwill balances are reviewed for impairment through the application of a fair-value based test, using the end of our third quarter as the measurement date. In reviewing our annual review of goodwill balances for impairment, we estimate the fair value of each of our reporting units based primarily on projected future operating results, discounted cash flows, and other assumptions.

Long-Lived Assets

We periodically evaluate the recoverability of the carrying amounts of our long-lived assets, including software, property, plant and equipment. We assess in accordance with ASC 360-10, Property, Plant, and Equipment—Impairment or Disposal of Long-Lived Assets (“ASC 360-10”) the possibility of long-lived assets being impaired when events trigger the likelihood.

Impairment is assessed when the undiscounted expected cash flows to be derived from an asset are less than its carrying amount. If impairment exists, the carrying value of the impaired asset is reduced to its net realizable value. The impairment charge is recorded in operating results. The results of our impairment tests for fiscal 2010 and 2009 indicated no impairment of our long-lived assets.

Warranties

We offer warranties for the limited number of specific products we manufacture. We also provide extended warranties for some products we sell that lengthen the period of coverage specified in the manufacturer’s original warranty. Our warranty terms generally range from one to three years.

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

See Note 3 “Significant Accounting Policies” of the notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further information.

Stock Compensation

Effective June 4, 2006, we adopted ASC 718-10, Compensation – Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation cost at fair value for all share-based payments, including stock options. We estimate fair value using the Black-Scholes option-pricing model, which requires assumptions such as expected volatility, risk-free interest rate, expected life, and dividends. Compensation cost is recognized using a graded-vesting schedule over the applicable vesting period, or date on which retirement eligibility is achieved, if shorter (non-substantive vesting period approach.) See Note 3 “Significant Accounting Policies” of the notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further information.

Income Taxes

We recognize deferred tax assets and liabilities based on the differences between financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and determine the need for a valuation allowance based on a number of factors, including both positive and negative evidence. These factors include historical taxable income or loss, projected future taxable income or loss, the expected timing of the reversals of existing temporary differences, and the implementation of tax planning strategies. In circumstances where we, or any of our affiliates, have incurred three years of cumulative losses which constitute significant negative evidence, positive evidence of equal or greater significance is needed to overcome the negative evidence before a tax benefit is recognized for deductible temporary differences and loss carryforwards. In evaluating the positive evidence available, expectations as to future taxable income would rarely be sufficient to overcome the negative evidence of recent cumulative losses, even if supported by detailed forecasts and projections.

As of May 29, 2010, and May 30, 2009, our deferred tax assets related to tax carryforwards was $14.3 million and $23.9 million, respectively. The tax carryforwards are comprised of net operating loss carryforwards and other tax credit carryovers. A majority of the net operating losses and other tax credits can be carried forward for a period not greater than 20 years.

We recorded valuation allowances for substantially all of our federal deferred tax assets and loss carryforwards, and tax loss carryforwards of certain non-U.S. subsidiaries.

Effective June 3, 2007, we adopted the provisions of ASC 740-10, Income Taxes (“ASC 740”), related to accounting for uncertainty in income taxes. ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. ASC 740 prescribes a recognition threshold and measurement approach for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The application of ASC 740 would have resulted in an increase in retained earnings of $1.6 million, except that the increase was fully offset by the application of a valuation allowance against net operating losses. As of the date of adoption, we had approximately $6.5 million of total gross unrecognized tax benefits.

See Note 9 “Income Taxes” of the notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further information.

New Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standard Codification (the “Codification”) as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. When effective, the Codification will supersede all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. Following SFAS 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. SFAS 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. We adopted SFAS 168 beginning with our quarter ended November 28, 2009.

In October 2009, the FASB issued ASC update No 2009-13, Revenue Recognition, (“ASC Update No. 2009-13”), which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, the guidance amends the criteria in FASB ASC Subtopic 605-25, Revenue Recognition-Multiple-Element Arrangements, for separating consideration in multiple-deliverable arrangements. The guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. The guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, the guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. ASC Update No. 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We believe that the adoption of ASC Update No. 2009-13 will not have a significant impact to our consolidated financial statements.

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

In February 2010, the FASB issued ASC Update No. 2010-09, Subsequent Events, (“ASC Update No. 2010-09”). The amendments in ASC Update No. 2010-09 remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. ASC Updated No. 2009-10 also clarified that if the financial statements have been revised, then an entity that is not an SEC filer should disclose both the date that the financial statements were issued or available to be issued and the date the revised financial statements were issued or available to be issued. The amendment is effective upon issuance and as such we will adopt ASC Update No. 2010-09 during our first quarter fiscal 2011. The adoption of ASC Update No.  2010-09 will have no impact on our consolidated financial statements other than an additional disclosure.

ITEM  7A. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, this information is not required.

ITEM 8. Financial Statements and Supplementary Data

RICHARDSON ELECTRONICS, LTD.

Consolidated Balance Sheets

(in thousands, except per share amounts)

	May 29, 2010	May 30, 2009
Assets
Current assets:
Cash and cash equivalents	$29,038	$43,887
Receivables, less allowance of $1,592 and $2,396	98,691	92,449
Inventories	78,730	81,165
Prepaid expenses	4,514	5,245
Deferred income taxes	2,404	2,591

Total current assets	213,377	225,337

Non-current assets:
Property, plant and equipment, net	16,675	19,371
Deferred financing costs, net	60	432
Non-current deferred income taxes	3,571	3,385
Other non-current assets	1,132	290

Total non-current assets	21,438	23,478

Total assets	$234,815	$248,815

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$61,616	$52,996
Accrued liabilities	18,807	18,371
Short-term debt	19,517	—

Total current liabilities	99,940	71,367

Non-current liabilities:
Long-term debt	—	52,353
Long-term income tax liabilities	3,475	5,016
Other non-current liabilities	1,537	1,386

Total non-current liabilities	5,012	58,755

Total liabilities	104,952	130,122

Commitments and contingencies	—	—

Stockholders’ equity
Common stock, $0.05 par value; issued 16,029 shares at May 29, 2010, and 15,930 shares at May 30, 2009	802	797
Class B common stock, convertible, $0.05 par value; issued 3,048 shares at May 29, 2010, and at May 30, 2009	152	152
Preferred stock, $1.00 par value, no shares issued	—	—
Additional paid-in-capital	120,998	120,370
Common stock in treasury, at cost, 1,355 shares at May 29, 2010, and 1,065 at May 30, 2009	(8,503)	(6,310)
Retained earnings (accumulated deficit)	12,925	(2,475)
Accumulated other comprehensive income	3,489	6,159

Total stockholders’ equity	129,863	118,693

Total liabilities and stockholders’ equity	$234,815	$248,815

See notes to consolidated financial statements.

RICHARDSON ELECTRONICS, LTD.

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Fiscal Year Ended
	May 29, 2010	May 30, 2009	May 31, 2008
Statements of Operations
Net sales	$491,847	$496,379	$568,409
Cost of sales	373,836	386,749	432,810

Gross profit	118,011	109,630	135,599
Selling, general, and administrative expenses	95,841	110,448	125,330
Impairment of goodwill	—	1,472	11,506
Loss on disposal of assets	19	5,854	27

Operating income (loss)	22,151	(8,144)	(1,264)

Other (income) expense:
Interest expense	3,973	4,600	6,854
Investment income	(113)	(329)	(928)
Foreign exchange (gain) loss	1,116	(1,316)	1,485
(Gain) loss on retirement of long-term debt	203	(849)	—
Other, net	(130)	164	14

Total other expense	5,049	2,270	7,425

Income (loss) from continuing operations before income taxes	17,102	(10,414)	(8,689)
Income tax (benefit) provision	(166)	1,750	(218)

Income (loss) from continuing operations	17,268	(12,164)	(8,471)
Income (loss) from discontinued operations, net of tax	(1,173)	—	45

Net income (loss)	$16,095	$(12,164)	$(8,426)

Net income (loss) per common share—basic:
Income (loss) from continuing operations	$0.99	$(0.69)	$(0.48)
Income (loss) from discontinued operations	(0.07)	0.00	0.00

Net income (loss) per common share—basic	$0.92	$(0.69)	$(0.48)

Net income (loss) per Class B common share—basic:
Income (loss) from continuing operations	$0.89	$(0.62)	$(0.43)
Income (loss) from discontinued operations	(0.06)	0.00	0.00

Net income (loss) per Class B common share—basic	$0.83	$(0.62)	$(0.43)

Net income (loss) per common share—diluted:
Income (loss) from continuing operations	$0.96	$(0.69)	$(0.48)
Income (loss) from discontinued operations	(0.06)	0.00	0.00

Net income (loss) per common share—diluted	$0.90	$(0.69)	$(0.48)

Net income (loss) per Class B common share—diluted:
Income (loss) from continuing operations	$0.88	$(0.62)	$(0.43)
Income (loss) from discontinued operations	(0.06)	0.00	0.00

Net income (loss) per Class B common share—diluted	$0.82	$(0.62)	$(0.43)

Weighted average number of shares:
Common shares—basic	14,766	14,857	14,794

Class B common shares—basic	3,048	3,048	3,048

Common shares—diluted	15,867	14,857	14,794

Class B common shares—diluted	3,048	3,048	3,048

Dividends per common share	$0.080	$0.080	$0.120

Dividends per Class B common share	$0.072	$0.072	$0.108

See notes to consolidated financial statements.

RICHARDSON ELECTRONICS, LTD.

Consolidated Statements of Cash Flows

(in thousands)

	Fiscal Year Ended
	May 29, 2010	May 30, 2009	May 31, 2008
Operating activities:
Net income (loss)	$16,095	$(12,164)	$(8,426)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,052	4,546	5,257
Inventory provisions	1,260	9,835	3,977
Discontinued operations	1,173	—	—
Loss on disposal of assets	19	5,854	27
(Gain) loss on retirement of long-term debt	204	(849)	—
Impairment of goodwill	—	1,472	11,506
Write-off of deferred financing costs	—	—	643
Stock compensation expense	657	630	687
Deferred income taxes	(146)	(126)	(3,026)
Accounts receivable	(8,002)	12,219	3,535
Inventories	444	244	19,426
Prepaid expenses	556	(620)	2,532
Accounts payable	9,070	(4,950)	2,344
Accrued liabilities	663	(3,349)	(6,928)
Long-term income tax liabilities	(1,298)	—	—
Other	(416)	(1,661)	(3,638)

Net cash provided by operating activities	24,331	11,081	27,916

Investing activities:
Capital expenditures	(1,332)	(1,197)	(4,464)
Discontinued operations settlement	(1,000)	—	—
Proceeds from sale of assets	6	189	1,137
Contingent purchase price consideration	—	2	(256)
(Gain) loss on sale of investments	(35)	1	(124)
Market value adjustments	7	—	—
Proceeds from sales of available-for-sale securities	186	161	707
Purchases of available-for-sale securities	(186)	(161)	(196)

Net cash used in investing activities	(2,354)	(1,005)	(3,196)

Financing activities:
Proceeds from borrowings	45,100	120,000	197,700
Payments on debt	(45,100)	(120,000)	(263,340)
Restricted cash	—	—	61,899
Proceeds from issuance of common stock	680	5	69
Repurchase of common stock	(2,192)	—	—
Cash dividends	(1,399)	(1,409)	(2,107)
Payments on retirement of long-term debt	(32,807)	(2,364)	—
Other	(1)	—	(95)

Net cash used in financing activities	(35,719)	(3,768)	(5,874)

Effect of exchange rate changes on cash and cash equivalents	(1,107)	(2,463)	3,760

Increase (decrease) in cash and cash equivalents	(14,849)	3,845	22,606
Cash and cash equivalents at beginning of period	43,887	40,042	17,436

Cash and cash equivalents at end of period	$29,038	$43,887	$40,042

Supplemental Disclosure of Cash Flow Information:
Cash paid during the fiscal year for:
Interest	$5,001	$4,422	$6,138
Income taxes	$1,468	$2,580	$6,147

See notes to consolidated financial statements.

RICHARDSON ELECTRONICS, LTD.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)

(in thousands)

	Comprehensive Income (Loss)	Common	Class B Common	Par Value	Additional Paid In Capital	Treasury Stock	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Discontinued Accumulated Other Comprehensive Income (Loss)	Total
Balance June 2, 2007		15,920	3,048	$948	$118,880	$(6,989)	$21,631	$2,075	$—	$136,545
Comprehensive income (loss):
Net loss	$(8,426)	—	—	—	—	—	(8,471)	—	45	(8,426)
Currency translation	14,110	—	—	—	—	—	—	14,110		14,110
Fair value adjustments on investments	(227)	—	—	—	—	—	—	(227)	—	(227)

Comprehensive income	$5,457

Share-based compensation:
Non-vested restricted stock		—	—	—	22	—	—	—	—	22
Stock options		—	—	—	629	—	—	—	—	629
Employee stock purchase plan		—	—	—	36	—	—	—	—	36
Common stock issued		9	—	1	68	—	—	—	—	69
Restricted stock grants		—	—	—	(58)	62	—	—	—	4
Employee stock option plan grant		—	—	—	213	335	—	—	—	548
Employee stock purchase plan issuance		—	—	—	(55)	282	—	—	—	227
Dividends paid to:
First Quarter Ended September 1, 2007
Common ($0.04 per share)		—		—	—	—	(592)	—	—	(592)
Class B ($0.036 per share)		—		—	—	—	(110)	—	—	(110)
Second Quarter Ended December 1, 2007
Common ($0.04 per share)		—		—	—	—	(593)	—	—	(593)
Class B ($0.036 per share)		—		—	—	—	(110)	—	—	(110)
Third Quarter Ended March 1, 2008
Common ($0.02 per share)		—		—	—	—	(296)	—	—	(296)
Class B ($0.018 per share)		—		—	—	—	(55)	—	—	(55)
Fourth Quarter Ended May 31, 2008
Common ($0.02 per share)		—		—	—	—	(296)	—	—	(296)
Class B ($0.018 per share)		—		—	—	—	(55)	—	—	(55)

Balance May 31, 2008		15,929	3,048	949	119,735	(6,310)	11,053	15,958	45	141,430
Comprehensive income (loss):
Net loss	$(12,164)	—	—	—	—	—	(12,164)	—	—	(12,164)
Currency translation	(9,724)	—	—	—	—	—	—	(9,724)	—	(9,724)
Fair value adjustments on investments	(75)	—	—	—	—	—	—	(75)	—	(75)

Comprehensive loss	$(21,963)

RICHARDSON ELECTRONICS, LTD.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)—(Continued)

(in thousands)

	Comprehensive Income (Loss)	Common	Class B Common	Par Value	Additional Paid In Capital	Treasury Stock	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Discontinued Accumulated Other Comprehensive Income (Loss)	Total
Share-based compensation:
Non-vested restricted stock		—	—	—	32	—	—	—	—	32
Stock options		—	—	—	598	—	—	—	—	598
Common stock issued		1	—	—	5	—	—	—	—	5
Dividends paid to:
Common ($0.080 per share)		—	—	—	—	—	(1,189)	—	—	(1,189)
Class B ($0.072 per share)		—	—	—	—	—	(220)	—	—	(220)

Balance May 30, 2009		15,930	3,048	949	120,370	(6,310)	(2,520)	6,159	45	118,693
Comprehensive income (loss):
Net income	$16,095	—	—	—	—	—	17,268	—	(1,173)	16,095
Currency translation	(2,663)	—	—	—	—	—	—	(2,663)	—	(2,663)
Fair value adjustments on investments	(7)	—	—	—	—	—	—	(7)	—	(7)

Comprehensive income	$13,425

Share-based compensation:
Non-vested restricted stock		—	—	—	29	—	—	—	—	29
Stock options		—	—	—	628	(11)	—	—	—	617
Common stock issued		99	—	5	675	—	—	—	—	680
Treasury stock		—	—	—	—	10	—	—	—	10
Repurchase of common stock		—	—	—	—	(2,192)	—	—	—	(2,192)
Dividends paid to:
Common ($0.080 per share)		—	—	—	(594)	—	(585)	—	—	(1,179)
Class B ($0.072 per share)		—	—	—	(110)	—	(110)	—	—	(220)

Balance May 29, 2010		16,029	3,048	$954	$120,998	$(8,503)	$14,053	$3,489	$(1,128)	$129,863

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

(in thousands, except per share amounts)

1. DESCRIPTION OF THE COMPANY

Richardson Electronics, Ltd. was originally incorporated in the state of Illinois in 1947 and is currently incorporated in the state of Delaware. We are a global provider of engineered solutions and a global distributor of electronic components to the RF, wireless and power conversion, electron device, and display systems markets with total sales in fiscal 2010 of $491.8 million. Utilizing our core engineering and manufacturing capabilities, our strategy is to provide specialized technical expertise and value-add, or “engineered solutions.” We provide solutions and add value through design-in support, systems integration, prototype design and manufacturing, testing, and logistics for end products of our customers. Design-in support includes component modifications or the identification of lower-cost product alternatives or complementary products.

Our products include RF and microwave components, power semiconductors, electron tubes, microwave generators, and visual technology solutions. These products are used to control, switch or amplify electrical power signals, or are used as display devices in a variety of industrial, commercial, and communication applications.

2. BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with the United States Generally Accepted Accounting Principles (“GAAP”) for all fiscal years presented.

References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification, TM sometimes referred to as the Codification or ASC. The FASB finalized the codification effective for periods ending on or after September 15, 2009.

The consolidated financial statements include our wholly owned subsidiaries. All intercompany transactions and account balances have been eliminated in consolidation.

Our fiscal year 2010 began on May 31, 2009, and ended on May 29, 2010. Unless otherwise noted, all references in this document to a particular year shall mean our fiscal year.

3. SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates: The preparation of financial statements in conformity with GAAP requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates the significant estimates, including the allowance for doubtful accounts, inventory obsolescence, goodwill impairment testing, income taxes, contingencies, and litigation. Management bases the estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances, however, actual results could differ from those estimates.

Reclassifications: The consolidated statements of cash flows for fiscal year ended May 31, 2008, has been restated to reflect the reclassification of inventory write-downs, prepaid expenses, and other liabilities.

Fair Values of Financial Instruments: The fair values of financial instruments are determined based on quoted market prices and market interest rates as of the end of the reporting period. Our financial instruments include accounts receivable, accounts payable, accrued liabilities, and long-term debt. The fair values of these financial instruments, with the exception of long-term debt as disclosed in Note 7 “Debt” of the notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K, were not materially different from their carrying values at May 29, 2010, and May 30, 2009.

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

Cash Equivalents and Restricted Cash: We consider short-term, highly liquid investments that are readily convertible to known amounts of cash, and so near their maturity that they present insignificant risk of changes in value because of changes in interest rates, and that have a maturity of three months or less, when purchased, to be cash equivalents. The carrying amounts reported in the balance sheet for cash and cash equivalents approximate the fair market value of these assets.

Allowance for Doubtful Accounts: Our allowance for doubtful accounts includes estimated losses that result from uncollectible receivables. The estimates are influenced by the following: continuing credit evaluation of customers’ financial conditions; aging of receivables, individually and in the aggregate; a large number of customers which are widely dispersed across geographic areas; collectability and delinquency history by geographic area; and the fact that no single customer accounts for more than 10% of net sales. Significant changes in one or more of these considerations may require adjustments affecting net income and net carrying value of accounts receivable. The allowance for doubtful accounts was approximately $1.6 million and $2.4 million as of May 29, 2010, and May 30, 2009, respectively.

Inventories: Our worldwide inventories are stated at the lower of cost or market, generally using a weighted-average cost method. Inventories include material, labor, and overhead associated with such inventories. Substantially all inventories represent finished goods held for sale.

Property, Plant and Equipment: Property, plant and equipment are stated at cost, net of accumulated depreciation. Improvements and replacements are capitalized while expenditures for maintenance and repairs are charged to expense as incurred. Provisions for depreciation are computed using the straight-line method over the estimated useful life of the asset. Depreciation expense was approximately $3.9 million, $4.3 million, and $5.0 million during fiscal 2010, 2009, and 2008, respectively. Property, plant and equipment consist of the following (in thousands):

	May 29, 2010	May 30, 2009
Land and improvements	$1,331	$1,275
Buildings and improvements	18,868	18,808
Computer and communications equipment	30,165	29,678
Machinery and other equipment	10,760	11,187

	61,124	60,948
Accumulated depreciation	(44,449)	(41,577)

Property, plant and equipment, net	$16,675	$19,371

Supplemental disclosure information of the estimated useful life of the asset:

Land improvements	10 years
Buildings and improvements	10 – 30 years
Computer and communications equipment	3 – 10 years
Machinery and other equipment	3 – 10 years

In accordance with ASC 350-40, Intangibles—Goodwill and Other Internal-Use Software (“ASC 350-40”), we capitalize all direct costs associated with the application development of software including software acquisition costs, licensing fees, and consulting costs. ASC 350-40 requires these costs to be depreciated once the application development stage is complete. The balance of these capitalized costs that have not yet been placed into service, which is included in our net property, plant and equipment, were $2.2 million, $2.4 million, and $7.7 million as of May 29, 2010, May 30, 2009, and May 31, 2008, respectively.

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

During the third quarter of fiscal 2009, we made the decision not to proceed with the implementation of various modules of enterprise resource management software that were in the development stage and were capitalized in accordance with ASC 350-40. As a result, we recorded a loss on disposal of assets of $5.8 million during the third quarter of fiscal 2009.

Investments: Our investments are primarily equity securities, all of which are classified as available-for-sale and are carried at their fair value based on quoted market prices. Our investments, which are included in non-current assets, had a carrying amount of $0.3 million at May 29, 2010 and May 30, 2009. Proceeds from the sale of securities were $0.2 million during both fiscal 2010 and 2009 and $0.7 million during fiscal 2008. We retained proceeds from the sale of securities during fiscal 2008 and in all other periods, all proceeds from the sale of securities were reinvested. The cost of the equity securities sold was based on a specific identification method. Gross realized gains and losses on those sales were immaterial during fiscal 2010 and 2009. Net unrealized holding losses were immaterial and $0.1 million for fiscal 2010 and 2009, respectively, and have been included in accumulated comprehensive income (loss) during its respective fiscal year.

The following table presents the disclosure under ASC 320, Investments—Debt and Equity Securities, for the investment in marketable equity securities with fair values less than cost basis (in thousands):

Description of Securities	Marketable Security Holding Length				Total
	Less Than 12 Months		More Than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
May 29, 2010
Common Stock	$60	$8	$17	$2	$77	$10
May 30, 2009
Common Stock	$20	$1	$25	$5	$45	$6

Goodwill and Other Intangible Assets: As of May 30, 2009, we had fully impaired all of our goodwill related to each of our segments.

Goodwill represents the excess of purchase price over fair market value of identifiable net assets acquired through business purchases. In accordance with the ASC 350, Intangibles—Goodwill and Other (“ASC 350”), goodwill and indefinite-lived intangible assets are reviewed for impairment on at least an annual basis by applying a fair-value based test. In evaluating the recoverability of the carrying value of goodwill, we must make assumptions regarding the fair value of our reporting units, as defined under ASC 350. If our fair value estimates or related assumptions change, we may be required to record impairment charges related to goodwill.

Our goodwill impairment testing follows the two-step process as defined in ASC 350. The first step in the process compares the fair value of the reporting unit to its carrying value. If the carrying value of the reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the impairment. In the second step, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit to determine an implied goodwill value.

Our goodwill balances are reviewed for impairment through the application of a fair-value based test, using the end of our third quarter as the measurement date. In reviewing our annual review of goodwill balances for impairment, we estimate the fair value of each of our reporting units based primarily on projected future operating results, discounted cash flows, and other assumptions.

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

Accrued Liabilities: Accrued liabilities consist of the following (in thousands):

	May 29, 2010	May 30, 2009
Compensation and payroll taxes	$8,698	$9,543
Interest	701	1,869
Income taxes	1,097	1,745
Professional fees	694	576
Other accrued expenses	7,617	4,638

Accrued liabilities	$18,807	$18,371

Warranties: We offer warranties for the limited number of specific products we manufacture. We also provide extended warranties for some products we sell that lengthen the period of coverage specified in the manufacturer’s original warranty. Our warranty terms generally range from one to three years.

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

Changes in the warranty reserve during fiscal 2010 and 2009 were as follows (in thousands):

Warranty Reserve
Balance at May 31, 2008	$377
Accruals for products sold	571
Utilization	(644)
Adjustment	(70)
Foreign exchange	(7)

Balance at May 30, 2009	$227
Accruals for products sold	463
Utilization	(538)
Adjustment	(10)
Foreign exchange	(4)

Balance at May 29, 2010	$138

The reserve adjustments were a result of lower sales volume of products under warranty and lower than estimated failure rates.

Other Non-Current Liabilities: Other non-current liabilities of $1.5 million at May 29, 2010, and $1.4 million at May 30, 2009, primarily represent retirement plans in various non-US locations.

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

Foreign Currency Translation: Balance sheet items for our foreign entities, included in our consolidated balance sheet are translated into U.S. dollars at end-of-period spot rates. Gains and losses resulting from translation of foreign subsidiary financial statements are credited or charged directly to accumulated other comprehensive income (loss), a component of stockholders’ equity. Revenues and expenses are translated at the current rate on the date of the transaction. Gains and losses resulting from foreign currency transactions are included in income. Foreign currency translation reflected in our consolidated statements of operations was a loss of $1.1 million during fiscal 2010, a gain of $1.3 million during fiscal 2009, and a loss of $1.5 million during fiscal 2008.

Revenue Recognition: Our product sales are recognized as revenue upon shipment, when title passes to the customer, when delivery has occurred or services have been rendered, and when collectability is reasonably assured. Our sales are recorded net of discounts and returns based on our historical experience. Our products are often manufactured to meet the specific design needs of our customers’ applications. Our engineers work closely with customers to ensure that our products will meet their needs. Our customers are under no obligation to compensate us for designing the products we sell.

Although we have multiple deliverables in limited circumstances that meet the requirements under ASC 605-25, Revenue Recognition—Multiple-Element Arrangements (“ASC 605”), in every instance where we do have multiple deliverables, the predominant deliverable in the arrangement is always the product sold. Therefore, under the guidance of ASC 605, we apply the revenue recognition criteria associated with the predominant item, or product sold.

Shipping and Handling Fees and Costs: Shipping and handling costs billed to customers are reported as revenue and the related costs are reported as a component of cost of sales.

Income Taxes: We recognize deferred tax assets and liabilities based on the differences between financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and determine the need for a valuation allowance based on a number of factors, including both positive and negative evidence. Those factors include historical taxable income or loss, projected future taxable income or loss, the expected timing of the reversals of existing temporary differences, and the implementation of tax planning strategies. In circumstances where we or any of our affiliates have incurred three years of cumulative losses which constitute significant negative evidence, positive evidence of equal or greater significance is needed to overcome that negative evidence before a tax benefit is recognized for deductible temporary differences and loss carryforwards. In evaluating the positive evidence available, expectations as to future taxable income would rarely be sufficient to overcome the negative evidence of recent cumulative losses, even if supported by detailed forecasts and projections. See Note 9 “Income Taxes” of the notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further information.

Discontinued Operations: In accordance with ASC 360-10, Property, Plant, and Equipment (“ASC 360”), we reported the results of SSD/Burtek as a discontinued operation. The application of ASC 360 is discussed in Note 4 “Discontinued Operations” of the notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

Stock-Based Compensation: We measure and recognize compensation cost at fair value for all share-based payments, including stock options. We estimate fair value using the Black-Scholes option-pricing model, which requires assumptions such as expected volatility, risk-free interest rate, expected life, and dividends. Compensation cost is recognized using a graded-vesting schedule over the applicable vesting period, or date on which retirement eligibility is achieved, if shorter (non-substantive vesting period approach). Share-based compensation totaled approximately $0.6 million during both fiscal 2010 and 2009, and $0.7 million during fiscal 2008.

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

Stock options granted to members of the Board of Directors generally vest immediately and stock options granted to employees generally vest over a period of five years and have contractual terms to exercise of 10 years. A summary of stock option activity is as follows (in thousands, except option prices and years):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding at June 2, 2007	1,701	$9.40
Granted	340	7.33
Exercised	(9)	7.70
Forfeited	(80)	8.68
Cancelled	(270)	10.60

Options outstanding at May 31, 2008	1,682	$8.84
Granted	285	4.92
Exercised	—	—
Forfeited	(152)	7.19
Cancelled	(142)	8.20

Options outstanding at May 30, 2009	1,673	$8.38
Granted	303	5.67
Exercised	(98)	6.88
Forfeited	(42)	6.30
Cancelled	(153)	7.70

Options outstanding at May 29, 2010	1,683	$8.09	5.63	$3,799

Options exercisable at May 29, 2010	1,039	$9.23	4.01	$1,542

There were 98,000 stock options exercised during fiscal 2010, with cash received of $0.7 million. The total intrinsic value of options exercised totaled $0.3 million during fiscal 2010, no stock options were exercised during fiscal 2009, and there was an immaterial amount during fiscal 2008. The weighted average fair value of stock option grants was $2.81 during fiscal 2010, $2.26 during fiscal 2009, and $2.99 during fiscal 2008. As of May 29, 2010, total unrecognized compensation costs related to unvested stock options was approximately $1.2 million which is expected to be recognized over the remaining weighted average period of five years. The total grant date fair value of stock options vested during fiscal 2010 was $0.6 million.

The fair value of stock options is estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Fiscal Year Ended
	May 29, 2010	May 30, 2009
Expected volatility	55.99%	51.78%
Risk-free interest rate	2.85%	3.05%
Expected lives (years)	6.38	6.34
Annual cash dividend	$0.08	$0.08

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

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

The following table summarizes information about stock options outstanding at May 29, 2010 (in thousands, except option prices and years):

Exercise Price Range	Outstanding				Exercisable
	Shares	Price	Life	Aggregate Intrinsic Value	Shares	Price	Life	Aggregate Intrinsic Value
$3.46 to $7.00	504	$5.36	9.0	$2,209	75	$5.02	8.7	$354
$7.06 to $8.50	658	$7.63	5.0	$1,388	513	$7.67	4.5	$1,063
$8.58 to $13.81	521	$11.30	3.2	$202	451	$11.71	2.7	$125

Total	1,683	$8.09	5.6	$3,799	1,039	$9.23	4.0	$1,542

A summary of restricted stock award transactions was as follows (in thousands):

Shares
Unvested at June 2, 2007	3
Granted	10
Vested	(1)
Cancelled	—

Unvested at May 31, 2008	12
Granted	—
Vested	(4)
Cancelled	—

Unvested at May 30, 2009	8
Granted	—
Vested	(4)
Cancelled	—

Unvested at May 29, 2010	4

Compensation effects arising from issuing stock awards have been charged against income and recorded as additional paid-in-capital in the consolidated statements of stockholders’ equity and comprehensive income (loss) and were immaterial during fiscal 2010, 2009, and 2008.

The Employees’ 2001 Incentive Compensation Plan authorizes the issuance of up to 1,800,000 shares as incentive stock options, non-qualified stock options, or stock awards. Under this plan and predecessor plans, 1,211,272 shares are reserved for future issuance. The Plan authorizes the granting of incentive stock options at the fair market value at the date of grant. Generally, these options become exercisable over five years and expire up to 10 years from the date of grant.

On June 16, 2005, our Board of Directors adopted the 2006 Stock Option Plan for Non-Employee Directors which authorizes the issuance of up to 400,000 shares as non-qualified stock options. Under this plan, 240,000 shares of common stock have been reserved for future issuances relating to stock options exercisable based on the passage of time. Each option is exercisable over a period of time from its date of grant at the market value on the grant date and expires after 10 years. This plan replaces the 1996 Stock Option Plan for Non-Employee Directors which was terminated on June 16, 2005.

Earnings per Share: We have authorized 30,000,000 shares of common stock, 10,000,000 shares of Class B common stock, and 5,000,000 shares of preferred stock. The Class B common stock has 10 votes per share. The Class B common stock has transferability restrictions; however, it may be converted into common stock on a

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

share-for-share basis at any time. With respect to dividends and distributions, shares of common stock and Class B common stock rank equally and have the same rights, except that Class B common stock cash dividends are limited to 90% of the amount of common stock cash dividends.

In accordance with ASC 260-10, Earnings per Share (“ASC 260”), our Class B common stock is considered a participating security requiring the use of the two-class method for the computation of basic and diluted earnings per share. The two-class computation method for each period reflects the cash dividends paid per share for each class of stock, plus the amount of allocated undistributed earnings per share computed using the participation percentage which reflects the dividend rights of each class of stock. Basic and diluted earnings per share were computed using the two-class method as prescribed in ASC 260. The shares of Class B common stock are considered to be participating convertible securities since the shares of Class B common stock are convertible on a share-for-share basis into shares of common stock and may participate in dividends with common stock according to a predetermined formula which is 90% of the amount of common stock cash dividends.

Diluted earnings per share is calculated by dividing net income, adjusted for interest savings, net of tax, on assumed conversion of convertible debentures and notes, by the actual shares outstanding and share equivalents that would arise from the exercise of stock options, certain restricted stock awards, and the assumed conversion of convertible debentures and notes when dilutive. For fiscal 2009 and 2008 the assumed conversion and the effect of the interest savings of our 7 3/4% Notes and 8% Notes were anti-dilutive and excluded.

The per share amounts presented in the consolidated statements of operations are based on the following (amounts in thousands, except per share amounts):

	For the Fiscal Year Ended
	May 29, 2010		May 30, 2009		May 31, 2008
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Numerator for basic and diluted EPS:
Income (loss) from continuing operations	$17,268	$18,206	$(12,164)	$(12,164)	$(8,471)	$(8,471)
Less dividends:
Common stock	1,179	1,266	1,189	1,189	1,777	1,777
Class B common stock	220	220	220	220	330	330

Undistributed earnings (loss)	$15,869	$16,720	$(13,573)	$(13,573)	$(10,578)	$(10,578)

Common stock undistributed earnings (loss)	$13,383	$14,255	$(11,457)	$(11,457)	$(8,923)	$(8,923)
Class B common stock undistributed earnings (loss)	2,486	2,465	(2,116)	(2,116)	(1,655)	(1,655)

Total undistributed earnings (loss)	$15,869	$16,720	$(13,573)	$(13,573)	$(10,578)	$(10,578)

Income (loss) from discontinued operations	$(1,173)	$(1,173)	$—	$—	$45	$45
Less dividends:
Common stock	1,179	1,266	1,189	1,189	1,777	1,777
Class B common stock	220	220	220	220	330	330

Undistributed (loss)	$(2,572)	$(2,659)	$(1,409)	$(1,409)	$(2,062)	$(2,062)

Common stock undistributed (loss)	$(2,169)	$(2,267)	$(1,189)	$(1,189)	$(1,739)	$(1,739)
Class B common stock undistributed (loss)	(403)	(392)	(220)	(220)	(323)	(323)

Total undistributed (loss)	$(2,572)	$(2,659)	$(1,409)	$(1,409)	$(2,062)	$(2,062)

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

	For the Fiscal Year Ended
	May 29, 2010		May 30, 2009		May 31, 2008
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income (loss)	$16,095	$17,033	$(12,164)	$(12,164)	$(8,426)	$(8,426)
Less dividends:
Common stock	1,179	1,266	1,189	1,189	1,777	1,777
Class B common stock	220	220	220	220	330	330

Undistributed earnings (loss)	$14,696	$15,547	$(13,573)	$(13,573)	$(10,533)	$(10,533)

Common stock undistributed earnings (loss)	$12,394	$13,255	$(11,457)	$(11,457)	$(8,885)	$(8,885)
Class B common stock undistributed earnings (loss)	2,302	2,292	(2,116)	(2,116)	(1,648)	(1,648)

Total undistributed earnings (loss)	$14,696	$15,547	$(13,573)	$(13,573)	$(10,533)	$(10,533)

Denominator for basic and diluted EPS:
Denominator for basic EPS:	14,766	14,766	14,857	14,857	14,794	14,794

Common stock weighted average shares
Class B common stock weighted average shares, and shares under if-converted method for diluted EPS	3,048	3,048	3,048	3,048	3,048	3,048

Effect of dilutive securities
Unvested restricted stock awards		5		—		—
Dilutive stock options		12		—		—
Convertible debt—7 3/4% Notes		1,084		—		—

Denominator for diluted EPS adjusted for weighted average shares and assumed conversions		18,915		17,905		17,842

Income (loss) from continuing operations per share:
Common stock	$0.99	$0.96	$(0.69)	$(0.69)	$(0.48)	$(0.48)

Class B common stock	$0.89	$0.88	$(0.62)	$(0.62)	$(0.43)	$(0.43)

Income (loss) from discontinued operations per share:
Common stock	$(0.07)	$(0.06)	$0.00	$0.00	$0.00	$0.00

Class B common stock	$(0.06)	$(0.06)	$0.00	$0.00	$0.00	$0.00

Net income (loss) per share:
Common stock	$0.92	$0.90	$(0.69)	$(0.69)	$(0.48)	$(0.48)

Class B common stock	$0.83	$0.82	$(0.62)	$(0.62)	$(0.43)	$(0.43)

Note: Common stock options that were anti-dilutive and not included in dilutive earnings per common share were 1,671,823 for fiscal 2010, 1,673,127 for fiscal 2009, and 1,682,481 for fiscal 2008.

New Accounting Pronouncements: In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standard Codification (the “Codification”) as the single source of

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. When effective, the Codification will supersede all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. Following SFAS 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. SFAS 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. We adopted SFAS 168 beginning with our quarter ended November 28, 2009.

In October 2009, the FASB issued ASC update No 2009-13, Revenue Recognition, (“ASC Update No. 2009-13”), which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, the guidance amends the criteria in FASB ASC Subtopic 605-25, Revenue Recognition-Multiple-Element Arrangements, for separating consideration in multiple-deliverable arrangements. The guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. The guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, the guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. ASC Update No. 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We believe that the adoption of ASC Update No. 2009-13 will not have a significant impact to our consolidated financial statements.

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

In February 2010, the FASB issued ASC Update No. 2010-09, Subsequent Events, (“ASC Update No. 2010-09”). The amendments in ASC Update No. 2010-09 remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. ASC Updated No. 2009-10 also clarified that if the financial statements have been revised, then an entity that is not an SEC filer should disclose both the date that the financial statements were issued or available to be issued and the date the revised financial statements were issued or available to be issued. The amendment is effective upon issuance and as such we will adopt ASC Update No. 2010-09 during our first quarter fiscal 2011. The adoption of ASC Update No. 2010-09 will have no impact on our consolidated financial statements other than an additional disclosure.

4. DISCONTINUED OPERATIONS

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

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

Net sales, gross profit, interest expense, income tax provision, and income (loss) from discontinued operations for fiscal 2010, 2009, and 2008 were as follows (in thousands):

	Fiscal Year Ended
	May 29, 2010	May 30, 2009	May 31, 2008
Net sales	$—	$—	$736
Gross profit	—	—	209
Interest expense	—	—	—
Income tax provision	—	—	21
Income (loss), net of tax	(1,173)	—	45

5. GOODWILL AND OTHER INTANGIBLE ASSETS

As of May 30, 2009, we had fully impaired all of our goodwill related to each of our segments.

During the fourth quarter of fiscal 2009, the results of our goodwill impairment tests indicated that the value of goodwill attributable to our RFPD and EDG segments were fully impaired. The goodwill impairment tests revealed that the carrying values of these segments exceeded their fair value, and the carrying amount of goodwill of our RFPD and EDG segments exceeded the implied goodwill value as of the February 28, 2009 measurement date. As a result, we recorded pre-tax goodwill impairment charges of $0.6 million and $0.9 million for RFPD and EDG, respectively, during the fourth quarter of fiscal 2009. Additionally, a $0.2 million tax benefit was recorded related to the goodwill impairment.

During the fourth quarter of fiscal 2008, the results of our goodwill impairment tests indicated that the value of goodwill attributable to our Canvys segment was fully impaired. The goodwill impairment tests revealed that the carrying value of our Canvys segment exceeded its fair value, and the carrying amount of goodwill of our Canvys segment exceeded the implied goodwill value as of the March 1, 2008 measurement date. As a result, we recorded a pre-tax goodwill impairment charge of $11.5 million and a $2.3 million tax benefit related to the charge, during the fourth quarter of fiscal 2008.

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

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

Intangible assets subject to amortization as well as amortization expense are as follows (in thousands):

	Intangible Assets Subject to Amortization as of
	May 29, 2010	May 30, 2009
Gross amounts:
Deferred financing costs	$254	$1,115

Total gross amounts	$254	$1,115

Accumulated amortization:
Deferred financing costs	$194	$683

Total accumulated amortization	$194	$683

Deferred financing costs decreased during fiscal 2010 due primarily to the write-off of previously capitalized deferred financing costs of $0.1 million related to the redemption of $0.9 million, $10.0 million, $0.3 million, and $14.0 million of the 7 3/4% notes on December 14, 2009, March 22, 2010, April 30, 2010, and May 14, 2010, respectively. In addition, the decrease relates to the write off of $0.2 million related to the redemption of $7.7 million of the 8% Notes on January 11, 2010.

Amortization expense during fiscal 2010 and 2009 was as follows (in thousands):

	Amortization of Intangible Assets Subject to Amortization
	May 29, 2010	May 30, 2009
Deferred financing costs	$140	$209

Total	$140	$209

The amortization expense associated with the intangible assets subject to amortization for the next five years is presented in the following table (in thousands):

Fiscal Year	Amortization Expense
2011	$60
2012	$—
2013	$—
2014	$—
2015	$—
Thereafter	$—

The weighted average number of years of amortization expense remaining is 0.1.

On June 1, 2010, we notified the holders of our 7 3/4% Notes that we have elected to redeem all $19.5 million of the aggregate outstanding principal amount. We redeemed the 7 3/4 % Notes on June 11, 2010, at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest. See Note 16 “Subsequent Events” of the notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for additional discussion on this redemption.

6. DISPOSAL OF ASSETS

Loss on disposal of assets was less than $0.1 million during fiscal 2010.

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

During the third quarter of fiscal 2009, we decided not to proceed with the implementation of various modules of enterprise resource management software that were in the development stage and thus were capitalized in accordance with ASC 350-40. As a result, we recorded a loss on disposal of assets of $5.8 million during the third quarter of fiscal 2009.

On February 20, 2009, we sold our building in Mexico City, Mexico, for $0.1 million. We recorded an immaterial gain during the third quarter of fiscal 2009 with respect to the sale of this property.

During the first quarter of fiscal 2008, we received an offer to sell our interests in property located in Rio de Janeiro, Brazil for approximately $1.2 million. We recorded an immaterial gain during the third quarter of fiscal 2008 with respect to the sale of our interests in this property.

On February 1, 2008, we sold our building in Pianopoli, Italy, for $0.4 million, and recorded a pre-tax gain of $0.1 million during the third quarter of fiscal 2008.

7. DEBT FINANCING

Long-term debt consists of the following (in thousands):

	May 29, 2010	May 30, 2009
7 3/4 % notes, due December 2011	$19,517	$44,683
8% notes, due June 2011	—	7,670

Total debt	19,517	52,353
Less: current portion	(19,517)	—

Long-term debt	$—	$52,353

As of May 29, 2010, we maintained $19.5 million in short-term debt in the form of 7 3/4% Notes. We reclassified $19.5 million of long-term debt to short-term debt as of May 29, 2010 due to the redemption on June 11, 2010, of the remaining balance of our 7 3/4% Notes. See Note 16 “Subsequent Events” of the notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for additional discussion on the redemption. The decrease in long-term debt during fiscal 2010 was due to our redemption of all $7.7 million of our 8% Notes on January 11, 2010, as well as $25.2 million redemption of our 7 3/4 % Notes.

Credit Agreement

On May 28, 2010, we entered into a Sixth Amendment (“Credit Agreement Amendment”) to the Revolving Credit Agreement (“Credit Agreement”) by and among us, certain of our subsidiaries, the lenders party thereto, and JP Morgan Bank, N.A., as administrative agent. The Credit Agreement Amendment increases the aggregate commitment for the revolving credit facility under the Credit Agreement from $20.0 million to $40.0 million and extends the termination date of the Credit Agreement from October 31, 2010, to May 31, 2013, or any earlier day on which the aggregate commitment is reduced to zero or the Credit Agreement is otherwise terminated pursuant to its terms. The Credit Agreement Amendment also requires us to maintain a leverage ratio of less than 2.5 to 1.0 at all times after March 1, 2008. The Credit Agreement Amendment permits us to redeem all of our outstanding 7 3/4% Notes, provided that no default or un-matured default under the Credit Agreement has occurred and is continuing on the date of the redemption and provided further that the representations and warranties contained in the Credit Agreement are true and correct on the date of the redemption and will remain true and correct after giving effect to the redemption. We will use proceeds from the Credit Agreement to redeem the 7 3/4% Notes and for general corporate purposes.

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

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

As of May 29, 2010, there were no amounts outstanding under the revolving credit agreement or the reserve for usage on our commercial credit card program. Outstanding letters of credit were approximately $0.1 million, leaving an unused line of $39.9 million as of May 29, 2010. Based on our loan covenants, actual available credit as of May 29, 2010, was $39.9 million.

8% Convertible Senior Subordinated Notes

On January 11, 2010, we redeemed $7.7 million, or the remaining full balance plus accrued and unpaid interest, of the 8% Notes at par value, which resulted in a loss of $0.2 million due to the write-off of the remaining deferred financing costs associated with the 8% Notes. As the revolving credit agreement allows us to redeem up to $15.0 million of our outstanding notes or equity, we did not need to obtain a waiver from our lending group to permit the redemption of the $7.7 million of the 8% Notes. The redemption was financed through cash generated from operating activities.

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

7 3/ 4% Convertible Senior Subordinated Notes

On December 9, 2009, we redeemed $0.9 million, on March 22, 2010, we redeemed $10.0 million, on April 30, 2010 we redeemed $0.3 million, and on May 14, 2010, we redeemed $14.0 million of the 7 3/4 % Notes, leaving a remaining balance of $19.5 million outstanding on the 7 3/4% Notes as of May 29, 2010. The redemptions were financed through cash generated from operating activities. We recorded costs associated with these redemptions of long-term debt of $0.1 million due to the write-off of the remaining deferred financing costs associated with the 7 3/4% Notes.

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

Interest expense was $4.0 million, $4.6 million, and $6.9 million during fiscal 2010, 2009, and 2008, respectively. The components of interest expense from continuing operations are shown in the following table (in thousands):

	FY 2010	FY 2009	FY 2008
7 3/4 % notes interest expense	$3,236	$3,463	$3,463
8% notes interest expense	377	728	880
Revolving credit agreement interest expense	18	97	955
Deferred financing costs amortization	140	209	275
Write-off of deferred financing costs	—	—	643
Credit agreement interest expense	—	—	556
Other	202	103	82

Total interest expense	$3,973	$4,600	$6,854

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

In the following table, the estimated fair values of our 7 3/4% Notes and 8% Notes are based on quoted market prices at the fiscal year ended May 29, 2010 and May 30, 2009. The fair values of the bank term loans are based on carrying value (in thousands):

	May 29, 2010		May 30, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
7 3/4 % notes	$19,517	$19,517	$44,683	$38,235
8% notes	—	—	7,670	6,789

Total	19,517	19,517	52,353	45,024
Less: current portion	(19,517)	(19,517)	—	—

Total	$—	$—	$52,353	$45,024

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

On June 1, 2010, we notified the holders of our 7 3/4% Notes that we have elected to redeem all $19.5 million of the aggregate outstanding principal amount. We redeemed the 7 3/4% Notes on June 11, 2010, at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest.

8. LEASE OBLIGATIONS, OTHER COMMITMENTS, AND CONTINGENCIES

We lease certain warehouse and office facilities and office equipment under non-cancelable operating leases. Rent expense during fiscal 2010, 2009, and 2008 was $3.4 million, $4.0 million, and $4.7 million, respectively. Future lease commitments for minimum rentals, including common area maintenance charges and property taxes, during the next five years are as follows (in thousands):

Fiscal Year	Payments
2011	$2,834
2012	$1,939
2013	$644
2014	$294
2015	$291
Thereafter	$683

9. INCOME TAXES

The components of income (loss) before income taxes are (in thousands):

	Fiscal Year Ended
	May 29, 2010	May 30, 2009	May 31, 2008
United States	$7,325	$(15,773)	$(16,098)
Foreign	9,777	5,359	7,409

Income (loss) before income taxes	$17,102	$(10,414)	$(8,689)

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

The provision for income taxes differs from income taxes computed at the federal statutory tax rate of 35% during fiscal 2010 and 34% for fiscal 2009 and fiscal 2008 as a result of the following items (in thousands):

	Fiscal Year Ended
	May 29, 2010	May 30, 2009	May 31, 2008
Federal statutory rate	35.0%	(34.0%)	(34.0%)
Effect of:
State income taxes, net of federal tax benefit	1.0	(3.6)	(5.7)
Foreign income inclusion	54.1	30.0	50.0
Foreign taxes at other rates	(8.6)	6.1	(20.4)
Foreign permanent tax differences	—	5.0	4.8
Tax reserves	(7.8)	(10.4)	2.8
Net increase (decrease) in valuation allowance for deferred tax assets	(75.3)	27.5	(1.4)
Other	0.6	(3.8)	1.4

Effective tax rate	(1.0%)	16.8%	(2.5%)

The effective income tax rates during fiscal 2010, 2009, and 2008 were (1.0%), 16.8%, and (2.5%), respectively. The difference between the effective tax rates as compared to the U.S. federal statutory rate of 35% during fiscal 2010 and 34% during fiscal 2009 and 2008, primarily results from our geographical distribution of taxable income or losses, release of valuation allowances related to net operating losses, and repatriation of foreign earnings. Also, fiscal 2010 includes a $0.5 million tax benefit related to prior year’s income taxes of certain foreign jurisdictions.

The provision for income taxes consists of the following (in thousands):

	Fiscal Year Ended
	May 29, 2010	May 30, 2009	May 31, 2008
Current:
Federal	$114	$—	$—
State	—	—	—
Foreign	(254)	1,898	1,980

Total current	(140)	1,898	1,980

Deferred:
Federal	—	—	(492)
State	—	—	(45)
Foreign	(26)	(148)	(1,661)

Total deferred	(26)	(148)	(2,198)

Income tax provision (benefit)	$(166)	$1,750	$(218)

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities as of May 29, 2010, and May 30, 2009, are as follows (in thousands):

	May 29, 2010	May 30, 2009
Deferred tax assets:
NOL carryforwards—foreign and domestic	$13,148	$22,694
Inventory valuation	4,774	6,642
Goodwill—impaired assets	2,452	2,851
Alternative minimum tax credit carryforward	1,189	1,193
Foreign tax credits	2,967	—
Severance reserve	321	961
Other	4,129	3,869

Subtotal	28,980	38,210
Valuation allowance—foreign and domestic	(19,846)	(28,969)

Net deferred tax assets after valuation allowance	9,134	9,241

Deferred tax liabilities:
Accelerated depreciation	(2,936)	(3,260)
Other	(223)	(5)

Subtotal	(3,159)	(3,265)

Net deferred tax assets	$5,975	$5,976

Supplemental disclosure of deferred tax asset information:
Domestic	$21,441	$29,488
Foreign	$4,380	$5,457

As of May 29, 2010, domestic federal net operating loss (“NOL”) carryforwards amounted to approximately $26.1 million. These federal NOLs expire between 2026 and 2029. Domestic state NOL carryforwards amounted to approximately $65.2 million. These state NOLs expire between 2011 and 2029. Foreign NOL carryforwards totaled approximately $5.7 million with various or indefinite expiration dates. We also have an alternative minimum tax credit carryforward as of May 29, 2010 in the amount of $1.2 million that has an indefinite carryforward period.

Income taxes paid, including foreign estimated tax payments, were $1.5 million, $2.6 million, and $6.1 million during fiscal 2010, 2009, and 2008, respectively.

As of May 29, 2010, all of the cumulative positive earnings of our foreign subsidiaries, which amounted to $93.4 million, are still considered permanently reinvested pursuant to ASC 740-30. Due to various tax attributes that are continuously changing, it is not possible to determine what, if any, tax liability might exist if such earnings were to be repatriated.

In the normal course of business, we are subject to examination by taxing authorities throughout the world. We are no longer subject to either U.S. federal, state, or local tax examinations by tax authorities for years prior to fiscal 2004. We are no longer subject to non-U.S. income tax examinations by tax authorities for years prior to fiscal 2003. Our primary foreign tax jurisdictions are China, Japan, Germany, Singapore, and the Netherlands. We have tax years open in Singapore beginning in fiscal 2003; in Japan beginning in fiscal 2004; in the Netherlands and Germany beginning in fiscal 2005; and in China beginning in calendar year 2005.

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

Effective June 3, 2007, we adopted the provisions of ASC 740 related to accounting for uncertainty in income taxes. ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. ASC 740 prescribes a recognition threshold and measurement approach for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The application of ASC 740 would have resulted in an increase in retained earnings of $1.6 million, except that the increase was fully offset by the application of a valuation allowance against net operating losses. As of the date of adoption, we had approximately $6.5 million of total gross unrecognized tax benefits.

The uncertain tax positions as of May 29, 2010, and May 30, 2009, totaled $3.3 million and $4.3 million, respectively. Unrecognized tax benefits of $0.4 million would affect our effective tax rate if recognized. The following table summarizes the activity related to the unrecognized tax benefits (in thousands):

	May 29, 2010	May 30, 2009
Unrecognized tax benefits, beginning of period	$4,341	$5,959
Decrease due to currency translation	(205)	(671)
Increase in positions taken in prior period	132	138
Decrease in positions taken in prior period	—	(83)
Increase in positions taken in current period	50	—
Decrease related to the expiration of statute of limitations	(1,046)	(1,002)

Unrecognized tax benefits, end of period	$3,272	$4,341

We record penalties and interest relating to uncertain tax positions in the income tax expense line item within the consolidated statements of operations and comprehensive income (loss). As of May 29, 2010 and May 30, 2009, we recorded a liability for interest and penalties of $0.3 million and $0.8 million, respectively.

It is reasonably possible that there will be a change in the unrecognized tax benefits, excluding interest and penalties, in the range of $0 to approximately $0.1 million due to the expiration of various statutes of limitations within the next 12 months.

10. EMPLOYEE BENEFIT PLANS

Employee Stock Purchase Plan: The Employee Stock Purchase Plan (“ESPP”) provides substantially all employees an opportunity to purchase our common stock at 85% of the stock price at the end of the fiscal year. At May 29, 2010, the ESPP had 214,170 shares reserved for future issuance. The ESPP was not offered to our employees for fiscal 2010 or 2009.

Employee Stock Ownership Plan: One of our U.S. employee retirement plans is an Employee Stock Ownership Plan (“ESOP”). Annual contributions to this plan are at the discretion of our Board of Directors. Shares are included in the calculation of earnings per share and dividends are paid to the ESOP from the date the shares are contributed. The ESOP was terminated on October 15, 2009.

Employee Profit Sharing Plan: The employee profit sharing plan is for U.S. employees, and is a defined contribution profit sharing plan. Annual contributions in cash are made at the discretion of the Board of Directors. The profit sharing plan has a 401(k) provision whereby we match 50.0% of employee contributions up to 4.0% of pay. As a result of the weakening global economy, we elected not to match employee contributions for fiscal 2010 and 2009. Charges to expense for matching contributions to this plan were $0.6 million during fiscal 2008.

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

Foreign employees are covered by a variety of government mandated programs.

11. SEGMENT AND GEOGRAPHIC INFORMATION

Based on our interpretation of ASC 280-10, Segment Reporting, we have identified three reportable segments: RFPD, EDG, and Canvys.

RFPD serves the global RF and wireless communications market, including infrastructure, and wireless networks, and the power management and alternative energy markets.

EDG provides engineered solutions and distributes electronic components to customers in diverse markets including the steel, automotive, textile, plastics, semiconductor manufacturing, and broadcast industries.

Canvys provides global integrated display products, systems and digital signage solutions serving financial, corporate enterprise, healthcare, and industrial markets.

RFPD and Canvys are directed by a General Manager who reports to the Chief Executive Officer (“CEO”). EDG is directed by the CEO. The CEO evaluates performance and allocates resources, in part, based on gross profit of each segment.

During the first quarter of fiscal 2009, we moved our CRT product line from our Canvys segment to our EDG segment. Prior period segment information has been restated to reflect this change.

Operating results and assets by segment are summarized in the following table (in thousands):

	Net Sales	Gross Profit	Assets(1)
Fiscal 2010
RFPD	$356,475	$76,727	$124,526
EDG	86,541	28,721	34,948
Canvys	48,831	12,563	10,911

Total	$491,847	$118,011	$170,385

Fiscal 2009
RFPD	$355,189	$76,031	$120,072
EDG	82,168	21,512	36,702
Canvys	59,019	12,405	13,071

Total	$496,376	$109,948	$169,845

Fiscal 2008
RFPD	$376,203	$85,323	$129,424
EDG	108,272	35,049	45,690
Canvys	79,655	15,740	24,520

Total	$564,130	$136,112	$199,634

(1)	Accounts receivable, inventory, and goodwill are identified by segment. Cash, net property plant and equipment, and other assets are not identifiable by segment.

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

A reconciliation of net sales, gross profit, and assets to the relevant consolidated amounts is as follows (in thousands):

	Fiscal Year Ended
	May 29, 2010	May 30, 2009	May 31, 2008
Segment net sales	$491,847	$496,376	$564,130
Corporate	—	3	4,279

Net sales	$491,847	$496,379	$568,409

Segment gross profit(1)	$118,011	$109,948	$136,112
Corporate(2)	—	(318)	(513)

Gross profit	$118,011	$109,630	$135,599

	Fiscal Year Ended
	May 29, 2010	May 30, 2009	May 31, 2008
Segment assets	$170,385	$169,845	$199,634
Cash, cash equivalents, and restricted cash	29,038	43,887	40,042
Other current assets(3)	13,954	11,605	11,648
Net property	16,675	19,371	28,635
Other assets(4)	4,763	4,107	6,276

Total assets	$234,815	$248,815	$286,235

(1)	Included in gross profit during fiscal 2010 are inventory write-downs of $0.3 million for RFPD, $0.2 million for EDG, and $0.8 million for Canvys. Included in gross profit during fiscal 2009 are inventory write-downs of $2.3 million for RFPD, $4.8 million for EDG, and $2.4 million for Canvys. Included in gross profit during fiscal 2008 are inventory write-downs of $0.9 million for RFPD and $1.9 million for Canvys.
(2)	Corporate includes unabsorbed value-add costs and other unallocated expenses.
(3)	Other current assets include miscellaneous receivables, prepaid expenses, and current deferred income taxes.
(4)	Other assets include investments, notes receivable, assets held for sale, non-current deferred income taxes, and other assets.

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

Geographic net sales information is primarily grouped by customer destination into five areas: North America; Asia/Pacific; Europe; Latin America; and Corporate. Europe includes sales to the Middle East and Africa. Net sales to Mexico are included as part of Latin America.

Net sales, gross profit (loss) and long-lived assets are presented in the table below (in thousands):

	Fiscal Year Ended
	May 29, 2010	May 30, 2009	May 31, 2008
Net sales
North America	$164,730	$171,961	$228,466
Asia/Pacific	192,880	181,906	167,943
Europe	117,637	125,932	151,685
Latin America	16,497	15,319	17,288
Corporate	103	1,261	3,027

Total	$491,847	$496,379	$568,409

Gross profit (loss)
North America	$40,900	$34,236	$56,832
Asia/Pacific	43,466	40,942	39,510
Europe	31,183	31,192	40,755
Latin America	5,348	4,739	5,240
Corporate	(2,886)	(1,479)	(6,738)

Total	$118,011	$109,630	$135,599

Long-lived assets(1)
North America	$15,678	$17,928	$26,517
Asia/Pacific	277	514	807
Europe	615	810	2,212
Latin America	105	119	345

Total	$16,675	$19,371	$29,881

(1)	Long-lived assets include net property and other assets, excluding investments, other intangible assets, and non-current deferred income taxes.

Historically, we have not tracked capital expenditures and depreciation by segment as the majority of our spending related to company-wide projects.

12. LITIGATION

We are involved in several pending judicial proceedings concerning matters arising in the ordinary course of its business. While the outcome of litigation is subject to uncertainties, based on currently available information, we believe that, in the aggregate, the results of these proceedings will not have a material adverse effect on its financial condition.

13. FAIR VALUE MEASUREMENTS

ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. We adopted the provisions of ASC 820 as of June 1, 2008. The adoption of ASC 820 did not materially impact our financial condition, results of operations, or cash flow.

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

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

As of May 29, 2010, we held investments that are required to be measured at fair value on a recurring basis. Our investments primarily consist of equity securities of publicly traded companies for which market prices are readily available.

Investments measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of May 29, 2010, were as follows (in thousands):

	Level 1	Level 2	Level 3
Equity securities	$324	$—	$—

14. VALUATION AND QUALIFYING ACCOUNTS

The following table presents the valuation and qualifying account activity for fiscal year ended May 29, 2010, May 30, 2009, and May 31, 2008, (in thousands):

Description	Balance at beginning of period	Charged to expenses		Deductions		Balance at end of period
Year ended May 29, 2010:
Allowance for doubtful accounts	$2,396	$199	(1)	$1,003	(2)	$1,592
Inventory provisions	$23,004	$1,260	(3)	$8,952	(4)	$15,312
Deferred tax asset valuation	$28,969	$(9,122)		$—		$19,847
Warranty reserves	$227	$463		$552		$138
Year ended May 30, 2009:
Allowance for doubtful accounts	$1,635	$1,094	(1)	$333	(2)	$2,396
Inventory provisions	$17,744	$9,835	(3)	$4,575	(4)	$23,004
Deferred tax asset valuation	$26,112	$2,857		$—		$28,969
Warranty reserves	$377	$571		$721	(5)	$227
Year ended May 31, 2008:
Allowance for doubtful accounts	$1,574	$560	(1)	$499	(2)	$1,635
Inventory provisions	$22,211	$3,977	(3)	$8,444	(4)	$17,744
Deferred tax asset valuation	$27,640	$(1,528	)(6)	$—		$26,112
Warranty reserves	$415	$593		$631	(5)	$377

(1)	Charges to bad debt expense.
(2)	Uncollectible amounts written off, net of recoveries and foreign currency translation.
(3)	Charges to cost of sales. Included in fiscal 2010 are inventory write-downs of $0.3 million for RFPD, $0.2 million for EDG, and $0.8 million for Canvys. Included in fiscal 2009 are inventory write-downs of $2.3 million for RFPD, $4.8 million for EDG and $2.4 million for Canvys. Included in fiscal 2008 are inventory write-downs of $0.9 million for RFPD and $1.9 million for Canvys.
(4)	Inventory disposed of or sold, net of foreign currency translation.
(5)	Reserve adjustments of $0.1 million were recorded during both fiscal 2009 and 2008.
(6)	Tax benefit of $1.5 million primarily relates to the goodwill impairment.

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

15. SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

Description	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2010(1):
Net sales	$109,492	$115,934	$121,330	$145,091
Gross profit	26,469	29,041	29,408	33,093
Income from continuing operations	1,915	4,307	4,468	6,578
Loss from discontinued operations	—	(1,173)	—	—
Net income	1,915	3,134	4,468	6,578

Income from continuing operations:
Common stock—basic	$0.11	$0.25	$0.26	$0.38
Class B common stock—basic	$0.10	$0.22	$0.23	$0.34
Common stock—diluted	$0.11	$0.24	$0.25	$0.36
Class B common stock—diluted	$0.10	$0.21	$0.23	$0.33

Loss from discontinued operations:
Common stock—basic	$—	$(0.07)	$—	$—
Class B common stock—basic	$—	$(0.06)	$—	$—
Common stock—diluted	$—	$(0.06)	$—	$—
Class B common stock—diluted	$—	$(0.05)	$—	$—
Net income:
Common stock—basic	$0.11	$0.18	$0.26	$0.38
Class B common stock—basic	$0.10	$0.16	$0.23	$0.34
Common stock—diluted	$0.11	$0.18	$0.25	$0.36
Class B common stock—diluted	$0.10	$0.16	$0.23	$0.33
Fiscal 2009(2):
Net sales	$138,947	$132,551	$110,316	$114,565
Gross profit	32,719	33,178	23,726	20,007
Net income (loss)	3,693	5,934	(11,385)	(10,406)

Net income (loss):
Common stock—basic	$0.21	$0.34	$(0.65)	$(0.59)
Class B common stock—basic	$0.19	$0.30	$(0.58)	$(0.53)
Common stock—diluted	$0.20	$0.31	$(0.65)	$(0.59)
Class B common stock—diluted	$0.18	$0.28	$(0.58)	$(0.53)

(1)	During fiscal 2010 we recorded inventory write-downs of $1.3 million.
(2)	During fiscal 2009 we recorded inventory write-downs of $9.5 million, a loss on disposal of assets of $5.8 million, and a goodwill impairment charge of $1.5 million.

16. SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, we have evaluated our subsequent events through the date that our financial statements were issued. The following events took place after May 29, 2010, yet before our financial statements were issued:

On June 1, 2010, we notified the holders of our 7 3/4% Notes that we have elected to redeem all $19.5 million of the aggregate outstanding principal amount. We redeemed the 7 3/4% Notes on June 11, 2010, at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest.

Report of Independent Registered Public Accounting

The Board of Directors and Stockholders

of Richardson Electronics, Ltd.;

We have audited the accompanying consolidated balance sheets of Richardson Electronics, Ltd. as of May 29, 2010 and May 30, 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended May 29, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Richardson Electronics, Ltd. at May 29, 2010 and May 30, 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended May 29, 2010, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 9 to the consolidated financial statements, as of June 3, 2007, the Company changed its method of accounting for uncertain tax provisions to conform with new accounting guidance.

/s/ Ernst & Young LLP

Chicago, Illinois

July 22, 2010

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of May 29, 2010.

Disclosure controls and procedures are intended to provide reasonable assurance that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of May 29, 2010.

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

Under the supervision of the Chief Executive Officer and Chief Financial Officer, management conducted an assessment of the effectiveness of our internal control over financial reporting as of May 29, 2010, based on the framework in the Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that assessment, management has concluded that the Company’s internal control over financial reporting was effective as of May 29, 2010.

Attestation Report

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the most recent fiscal year that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On July 21, 2010, the Compensation Committee of the Board of Directors awarded Edward J. Richardson, the Chief Executive Officer of Richardson Electronics, Ltd. (“us” and “our”), a cash bonus of $369,312 with respect to fiscal year 2010. The bonus was not awarded pursuant to any bonus compensation plan adopted by us. The only bonus compensation plan in which Mr. Richardson participates is our Edward J. Richardson Incentive Compensation Plan (“EJR Plan”), pursuant to which Mr. Richardson is eligible for cash bonus compensation equal to 2% of our net income. The Compensation Committee, acting within its discretion under the EJR Plan, elected not to award Mr. Richardson a cash bonus under the EJR Plan. Instead, the Compensation Committee awarded a cash bonus to Mr. Richardson equal to the amount of cash bonus compensation that Mr. Richardson would have earned for fiscal 2010 if he had participated in the Management Incentive Compensation Plan, at Mr. Richardson’s targeted incentive opportunity percentage, adopted by the Compensation Committee for our other corporate executive officers.

Results of Operation and Financial Condition and Declaration of Dividend

On July 21, 2010, we issued a press release reporting results for our fourth quarter and fiscal year ended May 29, 2010 and the declaration of a cash dividend. A copy of the press release is furnished as Exhibit 99.1 to this Form 10-K and incorporated by reference herein.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Information concerning directors and executive officers of the registrant will be contained in our Proxy Statement to be issued in connection with our Annual Meeting of Stockholders scheduled to be held on October  5, 2010, and is incorporated herein by reference.

ITEM 11. Executive Compensation

Information concerning executive compensation is contained in our Proxy Statement to be issued in connection with our Annual Meeting of Stockholders scheduled to be held on October 5, 2010, and is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management is contained in our Proxy Statement to be issued in connection with our Annual Meeting of Stockholders scheduled to be held on October 5, 2010, and is incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth information as of May 29, 2010, with respect to compensation plans under which equity securities are authorized for issuance:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Per Share Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity Compensation Plans Approved by Security Holders	1,659,878		$8.02		1,721,472
Equity Compensation Plans Not Approved by Security Holders	23,564	(1)	$12.95	(1)	—

Total	1,683,442		$8.09		1,721,472

(1)	Options issued in 1987 pursuant to an employment contract with a former officer and director of Richardson Electronics, Ltd.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Information concerning certain relationships and related transactions is contained in our Proxy Statement to be issued in connection with our Annual Meeting of Stockholders scheduled to be held on October  5, 2010, and is incorporated herein by reference.

ITEM 14. Principal Accountant Fees and Services

Information concerning accountant fees and services is contained in our Proxy Statement to be issued in connection with our Annual Meeting of Stockholders scheduled to be held on October 5, 2010, and is incorporated herein by reference.

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

RICHARDSON ELECTRONICS, LTD.

	Signature	Title	Date
By:	/s/ EDWARD J. RICHARDSON Edward J. Richardson	Chairman of the Board, Chief Executive Officer (Principal Executive Officer), President, and Director	July 22, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ EDWARD J. RICHARDSON Edward J. Richardson	Chairman of the Board, Chief Executive Officer (Principal Executive Officer), President, and Director	July 22, 2010

/s/ KATHLEEN S. DVORAK Kathleen S. Dvorak	Chief Financial Officer (Principal Financial Officer)	July 22, 2010

/s/ JAMES M. DUDEK JR. James M. Dudek Jr.	Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	July 22, 2010

/s/ JOHN R. PETERSON John R. Peterson	Director	July 22, 2010

/s/ AD KETELAARS Ad Ketelaars	Director	July 22, 2010

/s/ HAROLD L. PURKEY Harold L. Purkey	Director	July 22, 2010

/s/ SAMUEL RUBINOVITZ Samuel Rubinovitz	Director	July 22, 2010

/s/ SCOTT HODES Scott Hodes	Director	July 22, 2010

PART IV

ITEM 15. Exhibits and Financial Statement Schedules.

(a)	List of Documents Filed as a Part of This Report:

(1)	Index to Consolidated Financial Statements:

Consolidated Balance Sheets as of May 29, 2010, and May 30, 2009
Consolidated Statements of Operations for each of the three years ended May 29, 2010, May 30, 2009, and May 31, 2008.
Consolidated Statements of Cash Flows for each of the three years ended May 29, 2010, May 30, 2009, and May 31, 2008.
Consolidated Statements of Stockholders’ Equity and Comprehensive Income for each of the three years ended May 29, 2010, May 30, 2009, and May 31, 2008.
Notes to Consolidated Financial Statements
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

(2)	Index to Financial Statement Schedules:

All schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or required.

(3)	Index to Exhibits

Exhibit Number	Description
3(a)	Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s Registration Statement on Form S-4, Registration No. 33-8696, dated November 13, 1986)

3(b)	Amended and Restated By-Laws of the Company (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 29, 2009)

10(a)†	Richardson Electronics, Ltd. Employees 1999 Stock Purchase Plan (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1999)

10(a)(i)†	Amendment to the Richardson Electronics, Ltd. Employees 1999 Stock Purchase Plan (incorporated by reference to Company’s Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on September 4, 2001)

10(a)(ii)†	Amendment to the Richardson Electronics, Ltd. 1999 Stock Purchase Plan (incorporated by reference to the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on September 4, 2003)

10(a)(iii)†	Amendment to the Richardson Electronics, Ltd. 1999 Stock Purchase Plan (incorporated by reference to the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on September 7, 2004)

10(a)(iv)†

Amendment to the Richardson Electronics, Ltd. 1999 Stock Purchase Plan (incorporated by reference to Appendix C to the Company’s Proxy Statement on Schedule 14A filed with the

Securities and Exchange Commission on September 14, 2007)

10(a)(v)†	Amendment to the Richardson Electronics, Ltd. 1999 Stock Purchase Plan (incorporated by reference to Appendix E to the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on September 14, 2007)

10(b)†	Richardson Electronics, Ltd. Employees 1998 Incentive Compensation Plan (incorporated by reference to the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on September 3, 1998)

Exhibit Number	Description
10(c)†

Richardson Electronics, Ltd. Employees’ 2001 Incentive Compensation Plan (incorporated by reference to the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on September 5, 2001)

10(c)(i)†	Amendment to Richardson Electronics, Ltd. Employees’ 2001 Incentive Compensation Plan (incorporated by reference to the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on September 14, 2007)

10(d)†	Edward J. Richardson Incentive Compensation Plan (incorporated by reference to the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on September 14, 2007)

10(e)†

Richardson Electronics, Ltd. 2006 Stock Option Plan for Non-Employee Directors

(incorporated by reference to the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on September 12, 2005)

10(f)†

Employment, Nondisclosure and Non-Compete Agreement, dated November 22, 1999,

between the Company and Gregory Peloquin (incorporated by reference to the Company’s

Annual Report on Form 10-K for the fiscal year ended May 31, 2000)

10(g)†	Employment, Nondisclosure and Non-Compete Agreement, dated June 1, 2004, by and between the Company and Wendy Diddell (incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-113568, filed June 14, 2004)

10(g)(i)†

First Amendment to Employment, Nondisclosure and Non-Compete Agreement, dated May 31, 2007, by and between the Company and Wendy Diddell (incorporated by reference to the Company’s Current Report on Form 8-K dated May 31, 2007)

10(h)†

Employment, Nondisclosure and Non-Compete Agreement, dated October 24, 2007, by and between the Company and Kathleen Dvorak (incorporated by reference to the Company’s

Current Report on Form 8-K filed October 25, 2007)

10(i)†	Employment, Nondisclosure and Non-Compete Agreement, dated July 23, 2007, by and between the Company and Kyle C. Badger

10(j)†

Form of Incentive Stock Option issued under the Richardson Electronics, Ltd. Employees

1998 Incentive Compensation Plan (incorporated by reference to the Company’s Quarterly

Report on Form 10-Q/A dated May 18, 2005)

10(k)†

Form of Restricted Stock Award issued under the Richardson Electronics, Ltd. Employees

1998 Incentive Compensation Plan (incorporated by reference to the Company’s Quarterly

Report on Form 10-Q/A dated May 18, 2005)

10(l)†

Form of Non-Qualified Stock Option Agreement issued under the Richardson Electronics,

Ltd. Employees’ 2001 Incentive Compensation Plan (incorporated by reference to the

Company’s Annual Report on Form 10-K for the annual period ended May 31, 2008)

10(m)†	Form of Restricted Stock Agreement issued under the Richardson Electronics, Ltd. Employees 2001 Incentive Compensation Plan (incorporated by reference to the Company’s Annual Report on Form 10-K for the annual period ended May 31, 2008)

10(n)	Acquisition Agreement, dated April 6, 2007, by and among Honeywell International Inc., Richardson Electronics Ltd. and certain subsidiaries of Richardson Electronics, Ltd. (incorporated by reference to the Company’s Post-Effective Amendment No. 1 to Registration Statement on Form S-1, Registration No. 333-130219, filed with the Securities and Exchange Commission on April 18, 2007)

Exhibit Number	Description
10(o)	Amendment and Waiver to Acquisition Agreement, dated May 31, 2007, by and among Honeywell International Inc., Richardson Electronics Ltd. and certain subsidiaries of Richardson Electronics, Ltd. (incorporated by reference to the Company’s Current Report on Form 8-K dated May 31, 2007)

10(p)

Revolving Credit Agreement, dated July 27, 2007, by and among the Company, Richardson

Electronics Benelux B.V., Richardson Electronics Limited, Richardson Electronics Pte Ltd,

the lenders from time to time parties thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to the Company’s Current Report on Form 8-K dated July 27, 2007)

10(p)(i)

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

10(p)(ii)

Second Amendment to Revolving Credit Agreement, dated February 29, 2008, by and among Richardson Electronics, Ltd., Richardson Electronics Limited, Richardson

Electronics Benelux B.V., Richardson Electronics Pte Ltd., Richardson Electronics Pty

Limited, and JP Morgan Bank, N.A. (incorporated by reference to the Company’s Quarterly

Report on Form 10-Q for the quarterly period ended March 1, 2008)

10(p)(iii)	Third Amendment to Revolving Credit Agreement, dated July 29, 2008, by and among Richardson Electronics, Ltd., Richardson Electronics Limited, Richardson Electronics Benelux B.V., Richardson Electronics Pte Ltd., Richardson Electronics Pty Limited, and JP Morgan Bank, N.A. (incorporated by reference to the Company’s Annual Report on Form 10-K for the annual period ended May 31, 2008)

10(p)(iv)

Fourth Amendment to Revolving Credit Agreement, dated July 20, 2009, by and among

Richardson Electronics, Ltd., Richardson Electronics Limited, Richardson Electronics

Benelux B.V., Richardson Electronics Pte Ltd., Richardson Electronics Pty Limited, and JP

Morgan Bank, N.A. (incorporated by reference to the Company’s Annual Report on Form

10-K for the annual period ended May 30, 2009)

10(p)(v)

Fifth Amendment to Revolving Credit Agreement, dated April 30, 2010, by and among

Richardson Electronics, Ltd., Richardson Electronics Limited, Richardson Electronics

Benelux B.V., Richardson Electronics Pte Ltd., Richardson Electronics Pty Limited,

Richardson Electronics Hong Kong Limited, Richardson Electronics GmbH, Richardson

Electronics K.K., and JP Morgan Bank, N.A. (incorporated by reference to the Company’s

Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5,

2010)

10(p)(vi)

Sixth Amendment to Revolving Credit Agreement, dated May 28, 2010, by and among

Richardson Electronics, Ltd., Richardson Electronics Limited, Richardson Electronics

Benelux B.V., Richardson Electronics Pte Ltd., Richardson Electronics Pty Limited,

Richardson Electronics Hong Kong Limited, Richardson Electronics GmbH, Richardson

Electronics K.K., and JP Morgan Bank, N.A. (incorporated by reference to the Company’s

Current Report on Form 8-K filed with the Securities and Exchange Commission on June 2,

2010)

14	Corporate Code of Conduct (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 3, 2005)

21	Subsidiaries of the Company

Exhibit Number	Description
23.1	Consent of Independent Registered Public Accounting Firm – Ernst & Young LLP

31.1	Certification of Edward J. Richardson pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Kathleen Dvorak pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32	Certifications pursuant to 18 U.S.C. Section 1350.

99.1	Press release, dated July 21, 2010

†	Executive Compensation Plan or Agreement