Form 10-Q
period 2010-08-28
RICHARDSON ELECTRONICS LTD/DE
filed 2010-10-07
CIK 355948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 28, 2010

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

As of October 4, 2010, there were outstanding 14,697,341 shares of Common Stock, $0.05 par value and 3,048,258 shares of Class B Common Stock, $0.05 par value, which are convertible into Common Stock of the registrant on a share for share basis.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Richardson Electronics, Ltd.

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

	August 28, 2010	May 29, 2010
Assets
Current assets:
Cash and cash equivalents	$31,982	$29,038
Accounts receivable, less allowance of $1,492 and $1,592	102,037	98,691
Inventories	85,564	78,730
Prepaid expenses	4,758	4,514
Deferred income taxes	2,251	2,404

Total current assets	226,592	213,377

Non-current assets:
Property, plant and equipment, net	16,207	16,675
Deferred financing costs, net	—	60
Non-current deferred income taxes	3,790	3,571
Other non-current assets	319	1,132

Total non-current assets	20,316	21,438

Total assets	$246,908	$234,815

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$61,169	$61,616
Accrued liabilities	18,732	18,807
Short-term debt	22,000	19,517

Total current liabilities	101,901	99,940

Non-current liabilities:
Long-term income tax liabilities	3,417	3,475
Other non-current liabilities	1,369	1,537

Total non-current liabilities	4,786	5,012

Total liabilities	106,687	104,952

Commitments and contingencies	—	—

Stockholders’ equity
Common stock, $0.05 par value; issued 16,051 shares at August 28, 2010, and 16,029 shares at May 29, 2010	803	802
Class B common stock, convertible, $0.05 par value; issued 3,048 shares at August 28, 2010, and at May 29, 2010	152	152
Preferred stock, $1.00 par value, no shares issued	—	—
Additional paid-in-capital	121,312	120,998
Common stock in treasury, at cost, 1,355 shares at August 28, 2010, and at May 29, 2010	(8,503)	(8,503)
Retained earnings	20,953	12,925
Accumulated other comprehensive income	5,504	3,489

Total stockholders’ equity	140,221	129,863

Total liabilities and stockholders’ equity	$246,908	$234,815

Richardson Electronics, Ltd.

Unaudited Condensed Consolidated Statements of Income

and Comprehensive Income

(in thousands, except per share amounts)

	Three Months Ended
	August 28, 2010	August 29, 2009
Statements of Operations
Net sales	$137,144	$109,492
Cost of sales	104,553	83,023

Gross profit	32,591	26,469
Selling, general, and administrative expenses	23,295	22,943
Gain on disposal of assets	—	(2)

Operating income	9,296	3,528

Other (income) expense:
Interest expense	234	1,145
Investment income	—	(33)
Foreign exchange loss	119	818
Loss on retirement of short-term debt	60	—
Other, net	9	(7)

Total other expense	422	1,923

Income before income taxes	8,874	1,605
Income tax provision (benefit)	498	(310)

Net income	$8,376	$1,915

Net income per share - basic:
Common stock	$0.48	$0.11

Class B Common stock	$0.43	$0.10

Net income per share - diluted:
Common stock	$0.47	$0.11

Class B Common stock	$0.43	$0.10

Weighted average number of shares:
Common shares - basic	14,679	14,859

Class B common shares - basic	3,048	3,048

Common shares - diluted	17,917	17,915

Class B common shares - diluted	3,048	3,048

Dividends per common share	$0.020	$0.020

Dividends per Class B common share	$0.018	$0.018

Statements of Comprehensive Income
Net income	$8,376	$1,915
Foreign currency translation	2,018	1,479
Fair value adjustments on investments	(3)	(5)

Comprehensive income	$10,391	$3,389

Richardson Electronics, Ltd.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended
	August 28, 2010	August 29, 2009
Operating activities:
Net income	$8,376	$1,915
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	895	1,064
Loss on retirement of short-term debt	60	—
Gain on disposal of assets	—	(2)
Stock compensation expense	148	149
Deferred income taxes	54	(176)
Accounts receivable	(1,676)	5,825
Inventories	(6,543)	(1,820)
Prepaid expenses	(842)	(1,676)
Accounts payable	(710)	(7,743)
Accrued liabilities	259	355
Other	420	(91)

Net cash provided by (used in) operating activities	441	(2,200)

Investing activities:
Capital expenditures	(399)	(280)
(Gain) loss on sale of investments	4	(17)
Market value adjustments	3	—
Proceeds from sales of available-for-sale securities	10	39
Purchases of available-for-sale securities	(10)	(39)

Net cash used in investing activities	(392)	(297)

Financing activities:
Proceeds from borrowings	62,300	10,200
Payments on debt	(40,300)	(10,200)
Payments on retirement of short-term debt	(19,517)	—
Proceeds from issuance of common stock	164	5
Cash dividends paid	(348)	(352)

Net cash provided by (used in) financing activities	2,299	(347)

Effect of exchange rate changes on cash and cash equivalents	596	752

Increase (decrease) in cash and cash equivalents	2,944	(2,092)

Cash and cash equivalents at beginning of period	29,038	43,887

Cash and cash equivalents at end of period	$31,982	$41,795

Richardson Electronics, Ltd.

Unaudited Condensed Consolidated Statement of Stockholders’ Equity

(in thousands)

	Common	Class B Common	Par Value	Additional Paid In Capital	Common Stock in Treasury	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
Balance May 29, 2010:	16,029	3,048	$954	$120,998	$(8,503)	$12,925	$3,489	$129,863
Net income	—	—	—	—	—	8,376	—	8,376
Foreign currency translation	—	—	—	—	—	—	2,018	2,018
Fair value adjustments on investments	—	—	—	—	—	—	(3)	(3)
Share-based compensation:	—	—	—	—	—	—	—	—
Non-vested restricted stock	—	—	—	7	—	—	—	7
Stock options	—	—	—	144	—	—	—	144
Common stock:								—
Employee stock option grant	1	—	—	5	—	—	—	5
Options Exercised	21	—	1	158	—	—	—	159
Repurchase of common stock	—	—	—	—	—	—	—	—
Restricted stock grants	—	—	—	—	—	—	—	—
Treasury stock	—	—	—	—	—	—	—	—
Dividends paid to:	—	—	—	—	—	—	—	—
Common ($0.02 per share)	—	—	—	—	—	(293)	—	(293)
Class B ($0.018 per share)	—	—	—	—	—	(55)	—	(55)

Balance August 28, 2010:	16,051	3,048	$955	$121,312	$(8,503)	$20,953	$5,504	$140,221

RICHARDSON ELECTRONICS, LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF THE COMPANY

Richardson Electronics, Ltd. (“we”, “us”, and “our”) was originally incorporated in the state of Illinois in 1947 and is currently incorporated in the state of Delaware. We are a global provider of engineered solutions and a global distributor of electronic components to the radio frequency (“RF”), wireless and power management, electron device, and display systems markets. Utilizing our core engineering and manufacturing capabilities, our strategy is to provide specialized technical expertise and value-add, or “engineered solutions.” We provide solutions and add value through design-in support, systems integration, prototype design and manufacturing, testing, and logistics for end products of our customers. Design-in support includes component modifications or the identification of lower-cost product alternatives or complementary products.

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

Canvys provides global integrated display products, systems and digital signage solutions serving the financial, corporate enterprise, healthcare, and industrial markets.

We currently have operations in the following major geographic regions:

•	North America;

•	Asia/Pacific;

•	Europe; and

•	Latin America.

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by GAAP for complete financial statements.

In the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results of interim periods have been made. All inter-company transactions and balances have been eliminated. The unaudited condensed consolidated financial statements presented herein include the accounts of our wholly owned subsidiaries. The results of operations and cash flows for the three months ended August 28, 2010, are not necessarily indicative of the results that may be expected for the fiscal year ending May 28, 2011.

Our fiscal quarter ends on the Saturday nearest the end of the quarter ending month. The first three months of fiscal 2011 and 2010 each contained 13 weeks.

The financial information contained in this report should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended May 29, 2010.

RICHARDSON ELECTRONICS, LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. INVESTMENT IN MARKETABLE EQUITY SECURITIES

Our investments are primarily equity securities, all of which are classified as available-for-sale and are carried at their fair value based on the quoted market prices. Our investments, which are included in other non-current assets, had a carrying amount of $0.3 million as of August 28, 2010, and May 29, 2010, respectively. Proceeds from the sale of securities were less than $0.1 million during the first quarter of fiscal 2011 and 2010. Gross realized losses on those sales were less than $0.1 million during the first quarter of fiscal 2011 and 2010. Net unrealized holding gains of less than $0.1 million and net unrealized holding losses of less than $0.1 million during the first quarter of fiscal 2011 and first quarter of fiscal 2010, respectively, have been included in accumulated other comprehensive income.

The following table presents the disclosure as required by ASC 320-10, Investments – Debt and Equity Securities, for the investment in marketable equity securities with fair values less than cost basis (in thousands):

	Marketable Security Holding Length
	Less Than 12 Months		More Than 12 Months		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
August 28, 2010
Common Stock	$103	$12	$19	$6	$122	$18
May 29, 2010
Common Stock	$60	$8	$17	$2	$77	$10

4. WARRANTIES

We offer warranties for the limited number of specific products we manufacture. We also provide extended warranties for some products we sell that lengthen the period of coverage specified in the manufacturer’s original warranty. Our warranty terms generally range from one to three years.

Warranty reserves are established for costs that are expected to be incurred after the sale and delivery of products under warranty. The warranty reserves are determined based on known product failures, historical experience, and other available evidence. Warranty reserves, which are included in accrued liabilities on our condensed consolidated balance sheets, were approximately $0.1 million as of August 28, 2010, and May 29, 2010.

5. DEBT

Credit Agreement

On May 28, 2010, we entered into a sixth amendment (“Credit Agreement Amendment”) to the revolving credit agreement (“Credit Agreement”) by and among us, certain of our subsidiaries, the lenders party thereto, and JP Morgan Bank, N.A., as administrative agent. The Credit Agreement Amendment increased the aggregate commitment for the revolving credit facility under the Credit Agreement from $20.0 million to $40.0 million and extended the termination date of the Credit Agreement from October 31, 2010, to May 31, 2013, or any earlier day on which the aggregate commitment is reduced to zero or the Credit Agreement is otherwise terminated pursuant to its terms. The Credit Agreement Amendment also requires us to maintain a leverage ratio of less than 2.5 to 1.0 at all times after March 1, 2008. The Credit Agreement Amendment permitted us to redeem all of our outstanding 7 3/4% convertible senior subordinated notes (“7 3/4% Notes”), provided that no default or un-matured default under the Credit Agreement has occurred and continued on the date of the redemption and provided further that the represented and warranties contained in the Credit Agreement were true and correct on the date of the redemption and remain true and correct after giving effect to the redemption. We used proceeds from the Credit Agreement to redeem the 7 3/ 4% Notes.

On August 26, 2010, we notified JP Morgan Bank, N.A., to reduce our aggregate commitment on our revolving credit line from $40.0 million to $36.0 million. As of August 28, 2010, there was $22.0 million outstanding under the revolving credit agreement. There were no amounts outstanding under the reserve for usage on our commercial credit card program and outstanding letters of credit were approximately $0.1 million, leaving an unused line of $13.9 million. Based on our loan covenants, actual available credit as of August 28, 2010, was $13.9 million. We were in compliance with our loan covenants as of August 28, 2010.

RICHARDSON ELECTRONICS, LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7  3/4% Convertible Senior Subordinated Notes

On June 1, 2010, we notified the holders of our 7 3/4% Notes that we elected to redeem all $19.5 million of the aggregate outstanding principal amount. We redeemed the 7 3/4% Notes on June 11, 2010, at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest.

6. INCOME TAXES

The effective income tax rate from continuing operations during the first quarter of fiscal 2011 was a tax provision of 5.6% as compared to a tax benefit of 19.3% during the first quarter of fiscal 2010.

The difference between the effective tax rate as compared to the U.S. federal statutory rate of 35.0% and 34.0% during the first quarter of fiscal 2011 and fiscal 2010 resulted from our geographical distribution of taxable income or losses, valuation allowances in the U.S. and several foreign jurisdictions, the use of net operating losses that had a valuation allowance, and the release of tax reserves due to expiring statute of limitations.

In the normal course of business, we are subject to examination by taxing authorities throughout the world. We are no longer subject to either U.S. federal, state, or local tax examinations by tax authorities for years prior to fiscal 2004. With few exceptions, we are no longer subject to non-U.S. income tax examinations by tax authorities for years prior to fiscal 2003. Our primary foreign tax jurisdictions are China, Japan, Germany, Singapore, and the Netherlands. We have tax years open in Singapore beginning in fiscal 2003; in Japan, the Netherlands and Germany beginning in fiscal 2005; and in China beginning in calendar year 2005.

As a result of the agreement to sell RFPD, we no longer consider $22.0 million of undistributed foreign earnings to be permanently reinvested in our non-U.S. subsidiaries. We currently have a valuation allowance against substantially all of our U.S. deferred tax assets. We have not provided for U.S. deferred income taxes or foreign withholding tax on the remainder of undistributed earnings from our non-U.S. subsidiaries because such earnings are considered to be permanently reinvested and it is not practicable to estimate the amount of tax that may be payable upon distribution.

As of August 28, 2010, and May 29, 2010, our worldwide liability for uncertain tax positions, excluding interest and penalties, was $3.3 million. We record penalties and interest relating to uncertain tax positions in the income tax expense line item within the unaudited condensed consolidated statements of income and comprehensive income.

It is reasonably possible that there will be a change in the unrecognized tax benefits, excluding interest and penalties, in the range of $0 to approximately $0.2 million due to the expiration of various statutes of limitations within the next 12 months.

7. CALCULATION OF EARNINGS PER SHARE

We have authorized 30,000,000 shares of common stock, 10,000,000 shares of Class B common stock, and 5,000,000 shares of preferred stock. The Class B common stock has 10 votes per share and has transferability restrictions; however, Class B common stock may be converted into common stock on a share-for-share basis at any time. With respect to dividends and distributions, shares of common stock and Class B common stock rank equally and have the same rights, except that Class B common stock cash dividends are limited to 90% of the amount of common stock cash dividends.

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

RICHARDSON ELECTRONICS, LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Diluted earnings per share is calculated by dividing net income, adjusted for interest savings, net of tax, on assumed conversion of convertible debentures and notes, by the actual shares outstanding and share equivalents that would arise from the exercise of stock options, certain restricted stock awards, and the assumed conversion of convertible debentures and notes when dilutive. For the first quarter of fiscal 2011, our 7 3/4% Notes were repurchased, thus eliminating any effect from the dilutive calculation. For the first quarter of fiscal 2010, the assumed conversion and the effect of the interest savings of our 7 3/4% Notes were excluded because their inclusion would have been anti-dilutive.

The earnings per share (“EPS”) presented in our unaudited condensed consolidated statements of income and comprehensive income are based on the following amounts (in thousands, except per share amounts):

	Three Months Ended
	August 28, 2010		August 29, 2009
	Basic	Diluted	Basic	Diluted
Numerator for basic and diluted EPS:
Net income	$8,376	$8,376	$1,915	$1,915
Less dividends:
Common stock	294	294	297	297
Class B common stock	55	55	55	55

Undistributed earnings	$8,027	$8,027	$1,563	$1,563

Common stock undistributed earnings	6,763	6,777	$1,319	$1,320
Class B common stock undistributed earnings	1,264	1,250	$244	$243

Total undistributed earnings	$8,027	$8,027	$1,563	$1,563

Denominator for basic and diluted EPS:
Common stock weighted average shares	14,679	14,679	14,859	14,859

Class B common stock weighted average shares, and shares under if-converted method for diluted EPS	3,048	3,048	3,048	3,048

Effect of dilutive securities
Unvested restricted stock awards		4		8
Dilutive stock options		186		—

Denominator for diluted EPS adjusted for weighted average shares and assumed conversions		17,917		17,915

Net income per share:
Common stock	$0.48	$0.47	$0.11	$0.11

Class B common stock	$0.43	$0.43	$0.10	$0.10

Note: Common stock options that were anti-dilutive and not included in diluted earnings per common share for the first quarter of fiscal 2011 were 1,467,576.

RICHARDSON ELECTRONICS, LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. SEGMENT REPORTING

In accordance with ASC 280-10, Segment Reporting, we have identified three reportable segments: RFPD, EDG, and Canvys.

RFPD serves the global RF and wireless communications market, including infrastructure, and wireless networks, and the power management and alternative energy markets.

EDG provides engineered solutions and distributes electronic components to customers in diverse markets including the steel, automotive, textile, plastics, semiconductor manufacturing, and broadcast industries.

Canvys provides global integrated display products, systems and digital signage solutions serving the financial, corporate enterprise, healthcare, and industrial markets.

The CEO evaluates performance and allocates resources, in part, based on the gross profit of each segment.

Operating results and assets by segment are summarized in the following table (in thousands):

	Net Sales	Gross Profit
First Quarter Fiscal 2011
RFPD	$99,634	$21,201
EDG	27,493	9,055
Canvys	10,017	2,335

Total	$137,144	$32,591

First Quarter Fiscal 2010
RFPD	$79,478	$17,402
EDG	18,796	6,267
Canvys	11,218	2,800

Total	$109,492	$26,469

RICHARDSON ELECTRONICS, LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of net sales, gross profit, and assets to the relevant consolidated amounts is as follows (in thousands):

	Three Months Ended
	August 28, 2010	August 29, 2009
Segment net sales	$137,144	$109,492

Net sales	$137,144	$109,492

Segment gross profit	$32,591	$26,469

Gross profit	$32,591	$26,469

	August 28, 2010	May 29, 2010
Segment assets	$182,064	$170,385
Cash and cash equivalents	31,982	29,038
Other current assets (1)	12,546	13,954
Net property	16,207	16,675
Other assets (2)	4,109	4,763

Total assets	$246,908	$234,815

(1)	Other current assets include miscellaneous receivables, prepaid expenses, and current deferred income taxes.
(2)	Other assets include investments, notes receivable, assets held for sale, non-current deferred income taxes and other assets.

Geographic net sales information is primarily grouped by customer destination into five areas: North America; Asia/Pacific; Europe; Latin America; and Corporate.

Net sales and gross profit by geographic region are summarized in the following table (in thousands):

	Three Months Ended
	August 28, 2010	August 29, 2009
Net Sales
North America	$45,804	$36,243
Asia/Pacific	54,181	42,390
Europe	32,366	26,794
Latin America	4,711	4,128
Corporate	82	(63)

Total	$137,144	$109,492

Gross Profit
North America	$11,770	$9,272
Asia/Pacific	12,533	9,694
Europe	7,787	7,135
Latin America	1,566	1,392
Corporate	(1,065)	(1,024)

Total	$32,591	$26,469

We sell our products to customers in diversified industries and perform periodic credit evaluations of our customers’ financial condition. Terms are generally on open account, payable net 30 days in North America, and vary throughout Asia/Pacific, Europe, and Latin America. Estimates of credit losses are recorded in the financial statements based on monthly reviews of outstanding accounts. Corporate primarily includes unabsorbed value-add costs and other unallocated expenses.

RICHARDSON ELECTRONICS, LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. FAIR VALUE MEASUREMENTS

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

As of August 28, 2010, we held investments that are required to be measured at fair value on a recurring basis. Our investments primarily consist of equity securities of publicly traded companies for which market prices are readily available.

Investments measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of August 28, 2010, were as follows (in thousands):

	Level 1	Level 2	Level 3
Equity securities	$316	$—	$—

10. SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, we have evaluated our subsequent events through the date that our financial statements were issued. The following events took place after August 28, 2010, yet before our financial statements were issued:

On October 1, 2010, we entered into a definitive agreement (the “Acquisition Agreement”) with Arrow Electronics, Inc. (“Arrow”) to sell certain assets and liabilities of our RFPD strategic business unit, along with certain other assets, for $210.0 million in cash, subject to post-closing adjustments (the “RFPD Transaction”). The RFPD Transaction is subject to the approval of our stockholders as well as customary closing conditions and regulatory approvals. We expect the transaction to close in early January 2011. We will report the results of RFPD as a discontinued operation in accordance with the criteria of ASC 205-20, Presentation of Financial Statements – Discontinued Operations beginning with the second quarter of fiscal 2011.

As of August 28, 2010, the net assets of RFPD were approximately $89.5 million. Based on our tax structure and our ability to utilize existing net operating loss carryforwards, we expect to pay income taxes as a result of the RFPD Transaction of approximately $25.0 million. We also expect to record a gain on sale of approximately $110.0 million during the third quarter of fiscal 2011.

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

•

Results of Operations – an analysis and comparison of our consolidated results of operations for the three month period ended August 28, 2010, and August 29, 2009, as reflected in our unaudited condensed consolidated statements of income and comprehensive income.

•

Liquidity, Financial Position, and Capital Resources – a discussion of our primary sources and uses of cash for the three month period ended August 28, 2010, and August 29, 2009, and a discussion of changes in our financial position.

BUSINESS OVERVIEW

Richardson Electronics, Ltd. was originally incorporated in the state of Illinois in 1947 and is currently incorporated in the state of Delaware. We are a global provider of engineered solutions and a global distributor of electronic components to the RF, wireless and power management, electron device, and display systems markets. Utilizing our core engineering and manufacturing capabilities, our strategy is to provide specialized technical expertise and value-add, or “engineered solutions.” We provide solutions and add value through design-in support, systems integration, prototype design and manufacturing, testing, and logistics for end products of our customers. Design-in support includes component modifications or the identification of lower-cost product alternatives or complementary products.

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

We evaluate our business based on our three operating segments, which we define as follows:

RF, Wireless & Power Division serves the global RF and wireless communications market, including infrastructure and wireless networks, and the power management and alternative energy markets.

Electron Device Group provides engineered solutions and distributes electronic components to customers in diverse markets including the steel, automotive, textile, plastics, semiconductor manufacturing, and broadcast industries.

Canvys provides global integrated display products, systems and digital signage solutions serving financial, corporate enterprise, healthcare, and industrial markets.

We currently have operations in the following major geographic regions:

•	North America;

•	Asia/Pacific;

•	Europe; and

•	Latin America.

RESULTS OF OPERATIONS

Overview – Three Months Ended August 28, 2010

•	Net sales for the first quarter of fiscal 2011 were $137.1 million, up 25.3%, compared to net sales of $109.5 million during the first quarter of fiscal 2010.

•	Gross margin as a percentage of net sales decreased to 23.8% during the first quarter of fiscal 2011 compared to 24.2% during the first quarter of fiscal 2010.

•

Selling, general, and administrative expenses were $23.3 million, or 17.0% of net sales, during the first quarter of fiscal 2011, compared to $22.9 million, or 21.0% of net sales, during the first quarter of fiscal 2010.

•

Operating income during the first quarter of fiscal 2011 was $9.3 million, or 6.8% of nets sales, compared to operating income of $3.5 million, or 3.2% of net sales, during the first quarter of fiscal 2010.

•

Net income during the first quarter of fiscal 2011 was $8.4 million, or $0.47 per diluted common share, compared to net income of $1.9 million, or $0.11 per diluted common share, during the first quarter of fiscal 2010.

Net Sales and Gross Profit Analysis

During the first quarter of fiscal 2011, consolidated net sales increased 25.3% compared to the first quarter of fiscal 2010, reflecting a 25.4% sales growth in RFPD and a 46.3% sales growth in EDG, offset by a 10.7% decline in sales for Canvys.

Net sales by segment and percent change during the first quarter of fiscal 2011 and 2010 were as follows (in thousands):

Net Sales	FY 2011	FY 2010	% Change
First Quarter
RFPD	$99,634	$79,478	25.4%
EDG	27,493	18,796	46.3%
Canvys	10,017	11,218	(10.7%)

Total	$137,144	$109,492	25.3%

Consolidated gross profit as a percentage of net sales decreased to 23.8% during the first quarter of fiscal 2011, as compared to 24.2% during the first quarter of fiscal 2010. The decrease primarily reflects the sales mix of business between our segments as well as the sales mix between geographical regions.

Gross profit reflects the distribution and manufacturing product margin less manufacturing variances, inventory obsolescence charges, customer returns, scrap and cycle count adjustments, engineering costs, and other provisions.

Gross profit by segment and percent of segment net sales during the first quarter of fiscal 2011 and 2010 were as follows (in thousands):

Gross Profit	FY 2011	% of Net Sales	FY 2010	% of Net Sales
First Quarter
RFPD	$21,201	21.3%	$17,402	21.9%
EDG	9,055	32.9%	6,267	33.3%
Canvys	2,335	23.3%	2,800	25.0%

Total	$32,591	23.8%	$26,469	24.2%

RF, Wireless & Power Division

RFPD net sales increased to $99.6 million, or 25.4%, during the first quarter of fiscal 2011, from $79.5 million during the first quarter of fiscal 2010. The increase in net sales resulted from an improving global economy and increases in net sales of small signal products, transistors, power components, active power conversion products, connectors, and broadcast. RFPD gross margin as a percentage of net sales decreased to 21.3% during the first quarter of fiscal 2011, as compared to 21.9% during the first quarter of fiscal 2010 as a result of pricing and margin pressure.

Net sales for RF and wireless products increased to $73.4 million during the first quarter of fiscal 2011, as compared to $62.3 million during the first quarter of fiscal 2010. The increase in RF and wireless products was due primarily to an increase in net sales of both transistors and small signal products.

Net sales for energy, power, and interconnect products was $25.1 million during the first quarter of fiscal 2011, as compared to $16.4 million during the first quarter of fiscal 2010. The increase in net sales was due primarily to a strong increase in net sales of active power conversion as well as an increase in net sales of power components and connectors.

Net sales for all other RFPD product lines increased to $1.1 million during the first quarter of fiscal 2011, as compared to $0.8 million during the first quarter of fiscal 2010.

Electron Device Group

EDG net sales increased 46.3% to $27.5 million during the first quarter of fiscal 2011, from $18.8 million during the first quarter of fiscal 2010, due primarily to an increase in tube and semiconductor fabrication equipment net sales. Net sales of tubes increased to $18.8 million during the first quarter of fiscal 2011, as compared to $13.0 million during the first quarter of fiscal 2010. The increase was due primarily to increased demand from industrial manufacturers who began to increase production as they recovered from the economic downturn. Net sales of semiconductor fabrication equipment products increased to $5.8 million during the first quarter of fiscal 2011, as compared to $3.5 million during the first quarter of fiscal 2010. The semiconductor fabrication equipment industry, primarily in North America, has improved from the overall industry-wide decline. Gross margin as a percentage of net sales slightly decreased to 32.9% during the first quarter of fiscal 2011, as compared to 33.3% during the first quarter of fiscal 2010.

Canvys

Canvys net sales declined 10.7% to $10.0 million during the first quarter of fiscal 2011, from $11.2 million during the first quarter of fiscal 2010, due primarily to a decrease in medical industrial markets in North America along with a decrease in medical imaging and custom/original equipment manufacturer (“OEM”) sales in Europe. The decline of these product lines was due primarily to lower capital investments, primarily in hospitals and medical market manufacturers, as a result of the weakening global economy. Gross margin as a percentage of net sales decreased to 23.3% during the first quarter of fiscal 2011 as compared to 25.0% during the first quarter of fiscal 2010, due primarily to aggressive pricing as a result of increased competition.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses (“SG&A”) increased during the first quarter of fiscal 2011 to $23.3 million, from $22.9 million during the first quarter of fiscal 2010. Employee related expenses remained flat, while professional service fees increased in the first quarter of fiscal 2011 as compared to the first quarter of fiscal 2010.

Other (Income) Expense

Other (income) expense was $0.4 million of expense during the first quarter of fiscal 2011, as compared to $1.9 million of expense during the first quarter of fiscal 2010. The decrease in expense during the first quarter of fiscal 2011 from the first quarter of fiscal 2010 was due primarily to lessened unfavorable changes in foreign currency exchange rates relative to the U.S. dollar and a reduction of interest expense related to the redemption of our 7 3/4 % Notes. Other (income) expense included a foreign exchange loss of $0.1 million during the first quarter of fiscal 2011, as compared to a foreign exchange loss of $0.8 million during the first quarter of fiscal 2010. Our foreign exchange gains and losses are primarily due to the translation of our U.S. currency we have in non-U.S. bank accounts. We currently do not utilize derivative instruments to manage our exposure to foreign currency. The first quarter of fiscal 2011 included interest expense of $0.2 million, as compared to interest expense of $1.1 million during the first quarter of fiscal 2010. The first quarter of fiscal 2011 included a loss of $0.1 million related to the redemption of our 7 3/4% Notes, as compared to a neither a gain nor loss on redemption of long-term debt during the first quarter of fiscal 2010. See Note 5 “Debt” of our unaudited condensed consolidated financial statements for an additional discussion on the fiscal 2011 short-term debt redemption.

Income Tax Provision

The effective income tax rate from continuing operations during the first quarter of fiscal 2011 was a tax provision of 5.6% as compared to a tax benefit of 19.3% during the first quarter of fiscal 2010.

The difference between the effective tax rate as compared to the U.S. federal statutory rate of 35.0% and 34.0% during the first quarter of fiscal 2011 and fiscal 2010 resulted from our geographical distribution of taxable income or losses, valuation allowances in the U.S. and several foreign jurisdictions, the use of net operating losses that had a valuation allowance, and the release of tax reserves due to expiring statute of limitations.

In the normal course of business, we are subject to examination by taxing authorities throughout the world. We are no longer subject to either U.S. federal, state, or local tax examinations by tax authorities for years prior to fiscal 2004. With few exceptions, we are no longer subject to non-U.S. income tax examinations by tax authorities for years prior to fiscal 2003. Our primary foreign tax jurisdictions are China, Japan, Germany, Singapore, and the Netherlands. We have tax years open in Singapore beginning in fiscal 2003; in Japan, the Netherlands and Germany beginning in fiscal 2005; and in China beginning in calendar year 2005.

As a result of the agreement to sell RFPD, we no longer consider $22.0 million of undistributed foreign earnings to be permanently reinvested in our non-U.S. subsidiaries. We currently have a valuation allowance against substantially all of our U.S. deferred tax assets. We have not provided for U.S. deferred income taxes or foreign withholding tax on the remainder of undistributed earnings from our non-U.S. subsidiaries because such earnings are considered to be permanently reinvested and it is not practicable to estimate the amount of tax that may be payable upon distribution.

As of August 28, 2010, and May 29, 2010, our worldwide liability for uncertain tax positions, excluding interest and penalties, was $3.3 million. We record penalties and interest relating to uncertain tax positions in the income tax expense line item within the unaudited condensed consolidated statements of income and comprehensive income.

It is reasonably possible that there will be a change in the unrecognized tax benefits, excluding interest and penalties, in the range of $0 to approximately $0.2 million due to the expiration of various statutes of limitations within the next 12 months.

Net Income and Per Share Data

Net income during the first quarter of fiscal 2011 was $8.4 million, or $0.47 per diluted common share and $0.43 per Class B diluted common share, as compared to net income of $1.9 million during the first quarter of fiscal 2010, or $0.11 per diluted common share and $0.10 per Class B diluted common share.

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

Cash and cash equivalents were $32.0 million as of August 28, 2010, as compared to $29.0 million as of May 29, 2010.

Cash Flows from Operating Activities

Cash provided by operating activities during the first quarter of fiscal 2011 was $0.4 million due primarily to higher accounts receivable and inventory balances. The increase in inventory of $6.5 million, excluding the impact of foreign currency exchange of $0.3 million, during the first quarter of fiscal 2011 was due primarily to increased sales volume and inventory purchased to support future sales growth. The increase in accounts receivable balances was due primarily to a $1.7 million impact of foreign currency exchange during the first quarter of fiscal 2011.

Cash used in operating activities during the first quarter of fiscal 2010 was $2.2 million, due primarily to lower accounts payable and higher inventory balances, partially offset by lower accounts receivable balances. The decline in accounts payable balances of $7.7 million, excluding the impact of foreign currency exchange of $0.2 million, during the first quarter of fiscal 2010 was due primarily to the timing of payments. The increase in inventory balances of $1.8 million, excluding the impact of foreign currency exchange of $0.6 million, during the first quarter of fiscal 2010 was due primarily to investments in inventory for anticipated sales in future quarters. The decrease in accounts receivable balances of $5.8 million, excluding the impact of foreign currency exchange of $1.0 million, during the first quarter of fiscal 2010 was due primarily to accelerated cash collections efforts.

Cash Flows from Investing Activities

Net cash used in investing activities of $0.4 million during the first quarter of fiscal 2011 was due primarily $0.4 million of capital expenditures. Net cash used in investing activities of $0.3 million during the first quarter of fiscal 2010 was also due primarily to capital expenditures.

Cash Flows from Financing Activities

Net cash provided by financing activities of $2.3 million during the first quarter of fiscal 2011 was due primarily to borrowings on our credit agreement, partially offset by the redemption of our 7 3/4% Notes and cash dividends paid. Net cash used in financing activities of $0.3 million during the first quarter of fiscal 2010 was due to primarily to cash dividends paid.

Dividend payments for the first quarter of fiscal 2011 were approximately $0.3 million. All future payments of dividends are at the discretion of the Board of Directors. Dividend payments will depend on earnings, capital requirements, operating conditions, and such other factors that the Board may deem relevant. Our Board of Directors paid a quarterly dividend of $0.02 per common share and $0.018 per Class B common share during the first quarter of fiscal 2011.

As of August 28, 2010, we maintained no long-term debt. On June 11, 2010, we redeemed all $19.5 million of the aggregate outstanding principal amount of our 7 3/4% Notes, at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest. See Note 5 “Debt” of our unaudited condensed consolidated financial statements for further discussion on the redemption.

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

Risk Management and Market Sensitive Financial Instruments

We are exposed to various market risks. The primary financial risks include foreign currency exchange risks, as certain operations, assets, and liabilities of ours are denominated in foreign currencies, and fluctuations in interest rates, as some of our debt financing varies with market rates. We manage these risks through normal operating and financing activities.

The interpretation and analysis of these disclosures should not be considered in isolation since such variances in exchange rates and interest rates would likely influence other economic factors. Such factors, which are not readily quantifiable, would likely also affect our operations. Additional disclosure regarding various market risks are set forth in Part I, Item IA, “Risk Factors” of our Annual Report on Form 10-K for the year ended May 29, 2010

Foreign Currency Exposure

Even though we take into account current foreign currency exchange rates at the time an order is taken, our financial statements denominated in a non-U.S. functional currency are subject to foreign exchange rate fluctuations.

Our foreign denominated assets and liabilities are cash, accounts receivable, inventory, accounts payable, and intercompany receivables and payables, as we conduct business in countries of the European Union, Asia/Pacific and, to a lesser extent, Canada and Latin America. We could manage foreign exchange exposures by using currency clauses in sales contracts, local debt to offset asset exposures, and forward contracts to hedge significant transactions. We have not entered into any forward contracts in fiscal 2011 or fiscal 2010.

Interest Expense Exposure

Our credit agreement’s interest rates vary based on market interest rates. Our interest expense of $0.2 million as of August 28, 2010, positions us with an immaterial risk related to varying market rates.

ITEM 4.	CONTROLS AND PROCEDURES

    (a) Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of August 28, 2010.

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

    (b) Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the first quarter of fiscal 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are involved in legal actions that arise in the ordinary course of business. It is the opinion of management that the resolution of any current pending litigation will not have a material adverse effect on our financial position or results of operations.

On September 24, 2010, we were notified that an amended complaint for patent infringement was filed against us in the United States District Court for the District of Delaware by Minkus Electronic Display Systems Inc. (“Minkus EDS”). Minkus EDS alleges that products sold by our Canvys division, including digital signage solutions and the Canvys Private Network, infringe U.S. Patent No. 5,309,174. We have not yet been served with a copy of the complaint. We dispute any allegations of wrongdoing and intend to vigorously defend ourselves in this matter.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended May 29, 2010, except for the following risk factors:

While the proposed RFPD Transaction is pending, we may experience business uncertainties and are subject to restrictions on the conduct of our business.

Uncertainty about the effect of the proposed RFPD Transaction on employees, suppliers and customers may have an adverse effect on us. These uncertainties may impair our ability to attract, retain and motivate key personnel until the proposed RFPD Transaction is consummated, and could cause third parties, including our suppliers and customers, to seek to change existing business relationships with us, which could have an adverse effect on our results of operations. In addition, the Acquisition Agreement restricts us from taking specified actions without Arrow’s approval including, among other things, making certain acquisitions or dispositions, making certain capital expenditures, and entering into, terminating or amending material contracts. Our management may also be required to devote substantial time to RFPD Transaction-related activities, which could otherwise be devoted to our day-to-day business operations or pursuing other beneficial business opportunities.

Failure to complete the proposed RFPD Transaction could negatively impact our stock price and financial results.

Consummation of the proposed RFPD Transaction is subject to various conditions, including, among others, adoption of the Acquisition Agreement by our stockholders and expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. There can be no assurance that the RFPD Transaction will be completed in a timely manner or at all. If the RFPD Transaction is not completed in a timely manner, we will be subject to several risks, including the following:

•

we may be required to pay Arrow a termination fee of $8.4 million and/or reimburse Arrow for up to $1.6 million of its expenses incurred in connection with the transactions contemplated by the Acquisition Agreement;

•

the current market price of our common stock may reflect a market assumption that the RFPD Transaction will occur, and a failure to complete the RFPD Transaction could result in a negative perception by the stock market of us generally and a decline in the market price of our common stock; and

•	certain costs relating to the RFPD Transaction, such as legal, accounting and financial advisory fees, are payable by us whether or not the RFPD Transaction is completed.

The Acquisition Agreement contains provisions that could discourage a potential competing acquirer of us.

The Acquisition Agreement contains “no shop” provisions that, subject to limited exceptions, restrict our ability to solicit, initiate, or knowingly encourage and facilitate competing third-party proposals for the acquisition of our stock or assets. Further, even if our Board of Directors withdraws or qualifies its recommendation with respect to the RFPD Transaction, we will still be required to submit the proposed RFPD Transaction proposal to a vote at their special meeting. In addition, Arrow generally has an opportunity to offer to modify the terms of the RFPD Transaction in response to any competing acquisition proposals before our Board of Directors may withdraw or qualify its recommendation with respect to the RFPD Transaction in response to a third party proposal. In some circumstances, upon termination of the Acquisition Agreement, we will be required to pay a termination fee of $8.4 million to Arrow. These provisions could discourage a potential third-party acquirer that might have an interest in acquiring all or a significant portion of us from considering or proposing that acquisition, even if it were prepared to pay consideration with a higher cash or market value than the market value proposed to be received or realized in the RFPD Transaction.

If the Acquisition Agreement is terminated and we seek another transaction to sell our RFPD business, we may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the RFPD Transaction.

ITEM 5.	OTHER INFORMATION

Share Repurchase

On October 5, 2010, our Board of Directors approved a share repurchase authorizing us to purchase up to 500,000 shares of our outstanding common stock. Stock repurchases may be on the open market or in privately negotiated transactions, depending on factors including market conditions and other factors.

Submission of Matters to a Vote of Security Holders

We held our annual meeting of stockholders on October 5, 2010. As of August 18, 2010, the record date for the annual meeting, 14,694,878 shares of Class A common stock, each entitled one vote per share, and 3,048,258 shares of Class B common stock, each entitled to 10 votes per share, were issued and outstanding. Accordingly, as of August 18, 2010, the combined voting power of our shares of common stock entitled to vote at the meeting was 45,177,458 votes. The following proposals, which are described in detail in our Proxy Statement filed with the Securities and Exchange Commission on August 24, 2010, were voted upon and approved at the annual meeting:

1.	A proposal to elect six directors nominated by our Board of Directors to serve on our Board of Directors until the next annual meeting or until their successors are elected and shall have qualified, was approved with the following vote:

Nominee	For	Abstain/Withhold	Broker Non-Votes
Edward J. Richardson	42,141,514	751,455	1,306,918
Scott Hodes	40,453,757	2,439,212	1,306,918
Ad Ketelaars	42,107,543	785,426	1,306,918
John R. Peterson	42,115,871	777,098	1,306,918
Harold L. Purkey	42,115,774	777,195	1,306,918
Samuel Rubinovitz	42,114,193	778,776	1,306,918

2.	A proposal to ratify Ernst & young LLP as our independent registered public accounting firm for fiscal year 2011 was approved with 43,991,477 votes “FOR”, 185,316 votes “AGAINST” and 23,094 votes “ABSTAIN/WITHHOLD”.

    Results of Operation and Financial Condition and Declaration of Dividend

On October 6, 2010, we issued a press release reporting results for our first quarter ended August 28, 2010, and the declaration of a cash dividend. A copy of the press release is furnished as Exhibit 99.1 to this Form 10-Q and incorporated by reference herein.

ITEM 6.	EXHIBITS

See exhibit index which is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RICHARDSON ELECTRONICS, LTD.

Date: October 7, 2010	By:	/S/ KATHLEEN S. DVORAK
Kathleen S. Dvorak Chief Financial Officer (on behalf of the Registrant and as Principal Financial Officer)

Exhibit Index

(c)	EXHIBITS

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the Company, incorporated by reference to Appendix B to the Proxy Statement / Prospectus dated November 13, 1986, incorporated by reference to the Company’s Registration Statement on Form S-4.

3.2	Amended and Restated By-Laws of the Company, incorporated by reference to Exhibit 3.2 of the Company’s Report of Form 10-Q for the quarterly period ended August 29, 2009.

31.1	Certification of Edward J. Richardson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed pursuant to Part I).

31.2	Certification of Kathleen S. Dvorak pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed pursuant to Part I).

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed pursuant to Part I).

99.1	Press release, dated October 6, 2010.