Form 10-Q
period 2010-11-27
RICHARDSON ELECTRONICS LTD/DE
filed 2011-01-06
CIK 355948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 27, 2010

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

As of January 3, 2011, there were outstanding 14,980,190 shares of Common Stock, $0.05 par value and 3,001,961 shares of Class B Common Stock, $0.05 par value, which are convertible into Common Stock of the registrant on a share for share basis.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Richardson Electronics, Ltd.

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

	November 27,	May 29,
	2010	2010
Assets
Current assets:
Cash and cash equivalents	$33,033	$29,038
Accounts receivable, less allowance of $312 and $369	22,008	19,762
Inventories	26,491	26,797
Prepaid expenses	1,388	1,438
Deferred income taxes	346	317
Discontinued operations - assets	173,168	148,169

Total current assets	256,434	225,521

Non-current assets:
Property, plant and equipment, net	5,752	6,561
Deferred financing costs, net	—	60
Non-current deferred income taxes	1,550	1,541
Other non-current assets	358	1,132

Total non-current assets	7,660	9,294

Total assets	$264,094	$234,815

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$18,750	$18,067
Accrued liabilities	10,864	10,037
Short-term debt	18,000	19,517
Discontinued operations - liabilities	60,990	53,366

Total current liabilities	108,604	100,987

Non-current liabilities:
Long-term income tax liabilities	346	254
Other non-current liabilities	494	490
Discontinued operations - non-current liabilities	3,265	3,221

Total non-current liabilities	4,105	3,965

Total liabilities	112,709	104,952

Commitments and contingencies	—	—

Stockholders’ equity
Common stock, $0.05 par value; issued 16,317 shares at November 27, 2010, and 16,029 shares at May 29, 2010	814	802
Class B common stock, convertible, $0.05 par value; issued 3,002 shares at November 27, 2010, and 3,048 shares at May 29, 2010	152	152
Preferred stock, $1.00 par value, no shares issued	—	—
Additional paid-in-capital	123,065	120,998
Common stock in treasury, at cost, 1,370 shares at November 27, 2010, and 1,355 shares at May 29, 2010	(8,665)	(8,503)
Retained earnings	28,061	12,925
Accumulated other comprehensive income	7,958	3,489

Total stockholders’ equity	151,385	129,863

Total liabilities and stockholders’ equity	$264,094	$234,815

Richardson Electronics, Ltd.

Unaudited Condensed Consolidated Statements of Income

and Comprehensive Income

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	November 27, 2010	November 28, 2009	November 27, 2010	November 28, 2009
Statements of Income
Net sales	$40,980	$33,116	$78,490	$63,130
Cost of sales	29,185	22,216	55,304	43,163

Gross profit	11,795	10,900	23,186	19,967
Selling, general, and administrative expenses	11,198	10,589	21,743	20,997
(Gain) loss on disposal of assets	2	—	2	(2)

Operating income (loss)	595	311	1,441	(1,028)

Other (income) expense:
Interest expense	39	325	106	664
Investment income	—	(8)	—	(18)
Foreign exchange loss	197	700	316	1,518
Loss on retirement of short-term debt	—	—	60	—
Other, net	(79)	(91)	(70)	(98)

Total other expense	157	926	412	2,066

Income (loss) from continuing operations before income taxes	438	(615)	1,029	(3,094)
Income tax provision (benefit)	270	(353)	408	(564)

Income (loss) from continuing operations	168	(262)	621	(2,530)
Income from discontinued operations, net of tax	7,291	3,396	15,214	7,579

Net income	$7,459	$3,134	$15,835	$5,049

Net income per Common share - Basic:
Income (loss) from continuing operations	$0.01	$(0.01)	$0.04	$(0.14)
Income from discontinued operations	0.42	0.19	0.87	0.43

Total net income per Common share - Basic:	$0.43	$0.18	$0.91	$0.29

Net income per Class B common share - Basic:
Income (loss) from continuing operations	$0.01	$(0.01)	$0.03	$(0.13)
Income from discontinued operations	0.38	0.17	0.78	0.39

Total net income per Class B common share - Basic:	$0.39	$0.16	$0.81	$0.26

Net income per Common share - Diluted:
Income (loss) from continuing operations	$0.01	$(0.01)	$0.03	$(0.14)
Income from discontinued operations	0.40	0.19	0.84	0.42

Total net income per Common share - Diluted:	$0.41	$0.18	$0.87	$0.28

Net income per Class B common share - Diluted:
Income (loss) from continuing operations	$0.01	$(0.01)	$0.03	$(0.13)
Income from discontinued operations	0.37	0.17	0.77	0.39

Total net income per Class B common share - Diluted:	$0.38	$0.16	$0.80	$0.26

Weighted average number of shares:
Common shares - Basic	14,768	14,864	14,725	14,862

Class B common shares - Basic	3,028	3,048	3,038	3,048

Common shares - Diluted	18,099	17,912	18,010	17,910

Class B common shares - Diluted	3,028	3,048	3,038	3,048

Dividends per common share	$0.020	$0.020	$0.040	$0.040

Dividends per Class B common share	$0.018	$0.018	$0.036	$0.036

Statements of Comprehensive Income
Net income	$7,459	$3,134	$15,835	$5,049
Foreign currency translation	2,422	3,747	4,440	6,132
Fair value adjustments on investments	32	2	29	(2)

Comprehensive income	$9,913	$6,883	$20,304	$11,179

Richardson Electronics, Ltd.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended		Six Months Ended
	November 27, 2010	November 28, 2009	November 27, 2010	November 28, 2009
Operating activities:
Net income	$7,459	$3,134	$15,835	$5,049
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	490	1,115	1,385	2,179
Loss from discontinued operations	—	1,173	—	1,173
Loss on retirement of short-term debt	—	—	60	—
Stock compensation expense	160	202	308	351
Deferred income taxes	(85)	260	(31)	84
Accounts receivable	(9,536)	(4,786)	(11,212)	1,039
Inventories	(3,473)	7,705	(10,016)	5,885
Prepaid expenses	(862)	204	(1,704)	(1,472)
Accounts payable	7,361	(988)	6,651	(8,731)
Accrued liabilities	1,762	591	2,021	946
Other	(481)	(1,711)	(61)	(1,804)

Net cash provided by operating activities	2,795	6,899	3,236	4,699

Investing activities:
Capital expenditures	(97)	(214)	(496)	(494)
Proceeds from sales of available-for-sale securities	73	64	83	103
Purchases of available-for-sale securities	(73)	(64)	(83)	(103)
Other	(40)	(10)	(33)	(27)

Net cash used in investing activities	(137)	(224)	(529)	(521)

Financing activities:
Proceeds from borrowings	47,300	—	109,600	10,200
Payments on debt	(51,300)	—	(91,600)	(10,200)
Payments on retirement of short-term debt	—	—	(19,517)	—
Repurchase of common stock	(162)	—	(162)	—
Proceeds from issuance of common stock	1,607	—	1,771	5
Cash dividends paid	(351)	(352)	(699)	(704)
Other	—	10	—	10

Net cash used in financing activities	(2,906)	(342)	(607)	(689)

Effect of exchange rate changes on cash and cash equivalents	1,299	1,829	1,895	2,581

Increase in cash and cash equivalents	1,051	8,162	3,995	6,070
Cash and cash equivalents at beginning of period	31,982	41,795	29,038	43,887

Cash and cash equivalents at end of period	$33,033	$49,957	$33,033	$49,957

Richardson Electronics, Ltd.

Unaudited Condensed Consolidated Statement of Stockholders’ Equity

(in thousands)

	Common	Class B Common	Par Value	Additional Paid In Capital	Common Stock in Treasury	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total
Balance May 29, 2010:	16,029	3,048	$954	$120,998	$(8,503)	$12,925	$3,489	$129,863
Net income	—	—	—	—	—	15,835	—	15,835
Foreign currency translation	—	—	—	—	—	—	4,440	4,440
Fair value adjustments on investments	—	—	—	—	—	—	29	29
Share-based compensation:
Non-vested restricted stock	—	—	—	11	—	—	—	11
Stock options	—	—	—	292	—	—	—	292
Common stock:								—
Employee stock option grant	1	—	—	5	—	—	—	5
Options Exercised	241	—	12	1,759	—	—	—	1,771
Canceled Shares	—	—	—	—	—	—	—	—
Converted Class B to Common	46	(46)	—	—	—	—	—	—
Repurchase of common stock	—	—	—	—	(162)	—	—	(162)
Restricted stock grants	—	—	—	—	—	—	—	—
Treasury stock	—	—	—	—	—	—	—	—
Dividends paid to:
Common ($0.04 per share)	—	—	—	—	—	(589)	—	(589)
Class B ($0.036 per share)	—	—	—	—	—	(110)	—	(110)

Balance November 27, 2010:	16,317	3,002	$966	$123,065	$(8,665)	$28,061	$7,958	$151,385

RICHARDSON ELECTRONICS, LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF THE COMPANY

Richardson Electronics, Ltd. (“we”, “us”, and “our”) was originally incorporated in the state of Illinois in 1947 and is currently incorporated in the state of Delaware. We are a global provider of engineered solutions, a global distributor of electronic components to the radio frequency, wireless and power management, and electron device markets, and a global provider of display solutions to the display systems markets. Utilizing our core engineering and manufacturing capabilities, our strategy is to provide specialized technical expertise and value-add, or “engineered solutions.” We provide solutions and add value through design-in support, systems integration, prototype design and manufacturing, testing, and logistics for end products of our customers. Design-in support includes component modifications or the identification of lower-cost product alternatives or complementary products.

Our products include RF and microwave components, power semiconductors, electron tubes, microwave generators, and visual technology solutions. These products are used to control, switch or amplify electrical power signals, or are used as display devices in a variety of industrial, commercial, and communication applications.

On October 1, 2010, we entered into an acquisition agreement which provides that Arrow Electronics, Inc. (“Arrow”) will acquire all of the assets primarily used or held for use in, our Radio Frequency, Wireless & Power Division (“RFPD”), as well as certain other assets, including our information technology assets, in exchange for $210 million in cash payable at closing, subject to a post-closing working capital adjustment (the “Transaction”).

After the Transaction is completed, which we expect to be within the next 60 days, we will have two operating segments, which we define as follows:

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

The unaudited condensed consolidated balance sheet and unaudited condensed consolidated statement of income for the fiscal year ended May 29, 2010, and three and six months ended November 28, 2009, have been restated to reflect the impending sale of RFPD to Arrow Electronics, Inc. See Note 4 “Discontinued Operations” of our notes to our unaudited condensed consolidated financial statements for additional discussion on the sale of our RFPD segment.

Our fiscal quarter ends on the Saturday nearest the end of the quarter ending month. The first six months of fiscal 2011 and 2010 each contained 26 weeks.

In the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results of interim periods have been made. All inter-company transactions and balances have been eliminated. The unaudited condensed consolidated financial statements presented herein include the accounts of our wholly owned subsidiaries. The results of our operations for the three and six months ended November 27, 2010, are not necessarily indicative of the results that may be expected for the fiscal year ending May 28, 2011.

The financial information contained in this report should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended May 29, 2010.

3. UPDATES TO CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Inventories: Our worldwide inventories are stated at the lower of cost or market, generally using a weighted-average cost method. Inventories include material, labor, and overhead associated with such inventories. Substantially all inventories represent finished goods held for sale.

We do not anticipate any material risks or uncertainties related to possible inventory write-downs for the remainder of our fiscal 2011, ending May 28, 2011.

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

In a limited number of cases, we provide and bill our customers with non-product related services, such as testing, calibration, non-recurring engineering, tooling, and installation services. We have concluded that the service revenue should not be considered a separate unit of accounting from the product sale as we have determined there is no objective and reliable evidence of the fair value of the undelivered items.

We have also concluded that, in the limited cases where remaining obligations exist after delivery of the product, the obligation relative to the unit of accounting is inconsequential or perfunctory. This conclusion was reached based on the following facts: the timing of any remaining obligation is agreed upon with the customer, which in most cases, is performed immediately after the delivery of the product; the cost and time involved to complete the remaining obligation is minimal, the costs and time do not vary significantly; we have a demonstrated history of completing the remaining obligations timely; and finally, failure to complete the remaining obligation does not enable the customer to receive a full or partial refund of the product or the service.

Discontinued Operations: In accordance with ASC 205-20, Presentation of Financial Statements- Discontinued Operations (“ASC 205-20”), we reported the results of RFPD as a discontinued operation. The application of ASC 205-20 is discussed in Note 4 “Discontinued Operations” of our notes to unaudited condensed consolidated financial statements for additional discussion on the sale of our RFPD segment.

Loss Contingencies: We accrue a liability for loss contingencies when it is probable that a liability has been incurred and the amount can be reasonably estimated. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. If we determine that there is at least a reasonable possibility that a loss may have been incurred, we will include a disclosure describing the contingency.

4. DISCONTINUED OPERATIONS

Arrow Transaction

On October 1, 2010, we entered into an acquisition agreement which provides that Arrow will acquire all of the assets primarily used or held for use in RFPD, as well as certain other assets, including our information technology assets, in exchange for $210 million in cash payable at closing, subject to a post-closing working capital adjustment.

To help facilitate the transition of RFPD to Arrow Electronics, we agreed to provide certain transitional services to Arrow such as financial support services, warehouse services, and access to facilities in accordance with the terms of the Transition Services Agreement. The duration of the transitional services are expected to be less than one year from the closing date of the Transaction. Arrow also agreed to provide certain transitional services such as information technology services, warehouse services, and access to facilities and equipment in accordance with the terms of the Transition Services Agreement. The duration of these transitional services are also expected to be less than one year from the closing date of the Transaction, except for the information technology services which is expected to be three years. In addition, we will also enter into a Manufacturing Agreement with Arrow, in connection with the Transaction, for a term of three years. Pursuant to the Manufacturing Agreement, we will agree to manufacture and sell certain products used in the RFPD business to Arrow.

The Transition Services Agreement, which commences upon the closing of the Transaction, will allow us to exert very limited influence over RFPD’s operating and financial policies. Also, the continuing cash flows related to our Transition Services Agreement as well as the Manufacturing Agreement, are insignificant. We believe it is appropriate to include the revenue and costs associated with the Transition Services Agreement that relate to financial support, certain facilities, and certain warehouse services in discontinued operations as they relate specifically to RFPD. We further believe it is appropriate to treat the revenue and costs associated with the Manufacturing Agreement in discontinued operations as it also relates specifically to RFPD.

Honeywell Transaction

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

Financial Summary

Net sales, gross profit, selling, general, and administrative expenses, interest expense, investment income, income tax provision, and income from discontinued operations for the three and six month periods ended November 27, 2010, and November 28, 2009, are presented in the following table (in thousands):

	Three Months		Six Months
	Nov 27, 2010	Nov 28, 2009	Nov 27, 2010	Nov 28, 2009
Net sales	$108,786	$82,818	$208,420	$162,296
Gross profit	23,120	18,141	44,320	35,543
Selling, general, and administrative expenses	15,014	14,257	27,764	26,792
Interest expense	101	774	268	1,580
Investment income	—	(19)	—	(42)
Income tax provision/(benefit)	714	(267)	1,074	(366)
Income from discontinued operations, net of tax	7,291	3,396	15,214	7,579

In accordance with ASC 205-20, the allocation of interest expense to discontinued operations of other consolidated interest that is not directly attributable to or related to other operations of the entity is permitted but not required. The consolidated interest that cannot be attributable to other operations of the entity is allocated based on the ratio of net assets to be sold or discontinued to the total consolidated net assets. We appropriately allocated approximately $0.1 million and $0.8 million of interest expense to discontinued operations for the three months ended November 27, 2010, and November 28, 2009, respectively, using the ratio of net assets to be sold or discontinued to the total consolidated net assets. We allocated approximately $0.3 million and $1.6 million of interest expense to discontinued operations for the six months ended November 27, 2010, and November 28, 2009, using the same allocation methodology.

Assets and liabilities classified as discontinued operations on our unaudited condensed consolidated balance sheet as of November 27, 2010, and May 29, 2010, include the following (in thousands):

	Nov 27, 2010	May 29, 2010
Accounts receivable	$91,470	$78,929
Inventories	62,891	51,933
Prepaid expenses	4,385	3,076
Current deferred income taxes	2,278	2,087
Property, plant, and equipment, net	10,100	10,114
Non-current deferred income taxes	2,044	2,030

Discontinued Operations—Assets	$173,168	$148,169

Accounts payable	$49,997	$43,549
Accrued liabilities	10,005	8,770
Long-term income tax liabilities	3,265	3,221
Other non-current liabilities	988	1,047

Discontinued Operations—Liabilities	$64,255	$56,587

Included in discontinued operations above are assets and liabilities held for sale in connection with the sale of RFPD to Arrow as follows (in thousands):

	Nov 27, 2010	May 29, 2010
Accounts receivable	$85,558	$70,605
Inventories	62,050	50,923
Property, plant and equipment, net	10,100	10,114

Total assets held for sale	$157,708	$131,642

Accounts payable	$47,641	$41,877

Total liabilities held for sale	$47,641	$41,877

In accordance with ASC 230, Statement of Cash Flows, entities are permitted but not required to separately disclose, either in the statement of cash flows or footnotes to the financial statements, cash flows pertaining to discontinued operations. Entities that do not present separate operating cash flows information related to discontinued operations must do so consistently for all periods presented, which may include periods long after the sale or liquidation of the operation. We currently do not have cash balances that are specific to RFPD and as a result, we believe that the appropriate presentation would be to not separate cash flows from discontinued operations on our statement of cash flows.

5. INVESTMENT IN MARKETABLE EQUITY SECURITIES

Our investments are primarily equity securities, all of which are classified as available-for-sale and are carried at their fair value based on the quoted market prices. Our investments, which are included in other non-current assets, had a carrying amount of $0.3 million as of November 27, 2010, and May 29, 2010, respectively. Proceeds from the sale of securities were $0.1 million during the second quarter and first six months of fiscal 2011 and 2010. Gross realized gains and losses on those sales were less than $0.1 million during the second quarter and first six months of fiscal 2011 and 2010. Net unrealized holding gains of less than $0.1 million during the second quarter and first six months of fiscal 2011 and fiscal 2010, have been included in accumulated other comprehensive income.

The following table presents the disclosure as required by ASC 320-10, Investments – Debt and Equity Securities, for the investment in marketable equity securities with fair values less than cost basis (in thousands):

	Marketable Security Holding Length
	Less Than 12 Months		More Than 12 Months		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
November 27, 2010
Common Stock	$28	$3	$13	$1	$41	$4
May 29, 2010
Common Stock	$60	$8	$17	$2	$77	$10

6. WARRANTIES

We offer warranties for the limited number of specific products we manufacture. We also provide extended warranties for some products we sell that lengthen the period of coverage specified in the manufacturer’s original warranty. Our warranty terms generally range from one to three years.

Warranty reserves are established for costs that are expected to be incurred after the sale and delivery of products under warranty. The warranty reserves are determined based on known product failures, historical experience, and other available evidence. Warranty reserves, which are included in accrued liabilities on our condensed consolidated balance sheets, were approximately $0.1 million and $0.1 million as of November 27, 2010, and May 29, 2010, respectively.

7. DEBT

Credit Agreement

On May 28, 2010, we entered into a sixth amendment (“Credit Agreement Amendment”) to the revolving credit agreement (“Credit Agreement”) by and among us, certain of our subsidiaries, the lenders party thereto, and JP Morgan Bank, N.A., as administrative agent. The Credit Agreement Amendment increased the aggregate commitment for the revolving credit facility under the Credit Agreement from $20.0 million to $40.0 million and extended the termination date of the Credit Agreement from October 31, 2010, to May 31, 2013, or any earlier day on which the aggregate commitment is reduced to zero or the Credit Agreement is otherwise terminated pursuant to its terms. The Credit Agreement Amendment also requires us to maintain a leverage ratio of less than 2.5 to 1.0 at all times after March 1, 2008. The Credit Agreement Amendment permitted us to redeem all of our outstanding 7  3/4% convertible senior subordinated notes (“7  3/4% Notes”), provided that no default or un-matured default under the Credit Agreement has occurred and continued on the date of the redemption and provided further that the represented and warranties contained in the Credit Agreement were true and correct on the date of the redemption and remain true and correct after giving effect to the redemption. We used proceeds from the Credit Agreement to redeem the 7  3/4% Notes.

On August 26, 2010, we notified JP Morgan Bank, N.A., to reduce our aggregate commitment on our revolving credit line from $40.0 million to $36.0 million.

On November 10, 2010, we notified JP Morgan Bank, N.A., to reduce our aggregate commitment on our revolving credit line from $36.0 million to $32.0 million.

As of November 27, 2010, there was $18.0 million outstanding under the revolving credit agreement. There were no amounts outstanding under the reserve for usage on our commercial credit card program and outstanding letters of credit were approximately $0.1 million, leaving an unused line of $13.9 million. Based on our loan covenants, actual available credit as of November 27, 2010, was $13.9 million. We were in compliance with our loan covenants as of November 27, 2010.

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

8. LEASE OBLIGATIONS, OTHER COMMITMENTS, AND CONTINGENCIES

We lease certain warehouse and office facilities and office equipment under non-cancelable operating leases. Rent expense from continuing operations during the first six months of fiscal 2011 was $1.5 million. Under the terms of the Transaction, Arrow will be assuming many of our facility leases and we will sub-lease space from Arrow. Our future lease commitments for minimum rentals, including common area maintenance charges and property taxes during the second half of fiscal 2011 and the next four years have been adjusted to reflect the Transaction as follows (in thousands) :

Fiscal Year	Payments
Second Half of Fiscal 2011	$972
2012	$1,263
2013	$513
2014	$234
2015	$231
Thereafter	$539

9. INCOME TAXES

The effective income tax rate from continuing operations during the second quarter and first six months of fiscal 2011 was a tax provision of 61.6% and 39.7%, respectively, as compared to a tax benefit of 57.4% and 18.2% for the second quarter and first six months of fiscal 2010, respectively.

The difference between the effective tax rate as compared to the U.S. federal statutory rate of 35.0% and 34.0% during the second quarter of fiscal 2011 and fiscal 2010 resulted from our geographical distribution of taxable income or losses, valuation allowances in the U.S. and several foreign jurisdictions, the use of net operating losses that had a valuation allowance, and changes in foreign tax reserves from both new tax reserves and the release of tax reserves due to expiring statute of limitations. There were no changes in judgment during the quarter regarding the beginning-of-year valuation allowance which would require a benefit to be excluded from the annual effective tax rate and allocated to the interim period.

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

As a result of the Transaction to sell RFPD, we no longer consider approximately $26.0 million of undistributed foreign earnings to be permanently reinvested in our non-U.S. subsidiaries. We currently have a valuation allowance against substantially all of our U.S. deferred tax assets. We have not provided for U.S. deferred income taxes or foreign withholding tax on the remainder of undistributed earnings from our non-U.S. subsidiaries because such earnings are considered to be permanently reinvested and it is not practicable to estimate the amount of tax that may be payable upon distribution.

As of November 27, 2010, our worldwide liability for uncertain tax positions, excluding interest and penalties, was $3.5 million as compared to $3.3 million as of May 29, 2010. We record penalties and interest relating to uncertain tax positions in the income tax expense line item within the unaudited condensed consolidated statements of operations and comprehensive income (loss).

It is reasonably possible that there will be a change in the unrecognized tax benefits, excluding interest and penalties, in the range of $0 to approximately $0.4 million due to the expiration of various statutes of limitations and uncertain tax positions being effectively settled with taxing authorities within the next 12 months.

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

Diluted earnings per share is calculated by dividing net income, adjusted for interest savings, net of tax, on assumed conversion of convertible debentures and notes, by the actual shares outstanding and share equivalents that would arise from the exercise of stock options, certain restricted stock awards, and the assumed conversion of convertible debentures and notes when dilutive. For the second quarter and first six months of fiscal 2011, our 7  3/4% Notes were repurchased, thus eliminating any effect from the dilutive calculation. For the second quarter and first six months of fiscal 2010, the assumed conversion and the effect of the interest savings of our 7 3/4% Notes were excluded because their inclusion would have been anti-dilutive.

The earnings per share (“EPS”) presented in our unaudited condensed consolidated statements of income and comprehensive income are based on the following amounts (in thousands, except per share amounts):

	Three Months Ended
	November 27, 2010		November 28, 2009
	Basic	Diluted	Basic	Diluted
Numerator for Basic and Diluted EPS:
Income (loss) from continuing operations	$168	$168	$(262)	$(262)
Less dividends:
Common stock	297	297	297	297
Class B common stock	55	55	55	55

Undistributed losses	$(184)	$(184)	$(614)	$(614)

Common stock undistributed losses	$(155)	$(156)	$(518)	$(518)
Class B common stock undistributed losses	(29)	(28)	(96)	(96)

Total undistributed losses	$(184)	$(184)	$(614)	$(614)

Income from discontinued operations	$7,291	$7,291	$3,396	$3,396
Less dividends:
Common stock	297	297	297	297
Class B common stock	55	55	55	55

Undistributed earnings	$6,939	$6,939	$3,044	$3,044

Common stock undistributed earnings	$5,858	$5,876	$2,570	$2,570
Class B common stock undistributed earnings	1,081	1,063	474	474

Total undistributed earnings	$6,939	$6,939	$3,044	$3,044

Net income	$7,459	$7,459	$3,134	$3,134
Less dividends:
Common stock	297	297	297	297
Class B common stock	55	55	55	55

Undistributed earnings	$7,107	$7,107	$2,782	$2,782

Common stock undistributed earnings	$6,000	$6,019	$2,349	$2,349
Class B common stock undistributed earnings	1,107	1,088	433	433

Total undistributed earnings	$7,107	$7,107	$2,782	$2,782

Denominator for basic and diluted EPS:
Common stock weighted average shares	14,768	14,768	14,864	14,864

Class B common stock weighted average shares, and shares under if-converted method for diluted EPS	3,028	3,028	3,048	3,048

Effect of dilutive securities
Unvested restricted stock awards		—		—
Dilutive stock options		303		—
Denominator for diluted EPS adjusted for weighted average shares and assumed conversions		18,099		17,912

Income (loss) from continuing operations per share:
Common stock	$0.01	$0.01	$(0.01)	$(0.01)

Class B common stock	$0.01	$0.01	$(0.01)	$(0.01)

Income from discontinued operations per share:
Common stock	$0.42	$0.40	$0.19	$0.19

Class B common stock	$0.38	$0.37	$0.17	$0.17

Net income per share:
Common stock	$0.43	$0.41	$0.18	$0.18

Class B common stock	$0.39	$0.38	$0.16	$0.16

Note: Common stock options that were anti-dilutive and not included in diluted earnings per common share for the second quarter of fiscal 2011 were 967,726.

	Six Months Ended
	November 27, 2010		November 28, 2009
	Basic	Diluted	Basic	Diluted
Numerator for Basic and Diluted EPS:
Income (loss) from continuing operations	$621	$621	$(2,530)	$(2,530)
Less dividends:
Common stock	589	589	594	594
Class B common stock	110	110	110	110

Undistributed earnings or losses	$(78)	$(78)	$(3,234)	$(3,234)

Common stock undistributed earnings or losses	$(66)	$(66)	$(2,730)	$(2,730)
Class B common stock undistributed earnings or losses	(12)	(12)	(504)	(504)

Total undistributed earnings or losses	$(78)	$(78)	$(3,234)	$(3,234)

Income from discontinued operations	$15,214	$15,214	$7,579	$7,579
Less dividends:
Common stock	589	589	594	594
Class B common stock	110	110	110	110

Undistributed earnings	$14,515	$14,515	$6,875	$6,875

Common stock undistributed earnings	$12,242	$12,274	$5,804	$5,804
Class B common stock undistributed earnings	2,273	2,241	1,071	1,071

Total undistributed earnings	$14,515	$14,515	$6,875	$6,875

Net income	$15,835	$15,835	$5,049	$5,049
Less dividends:
Common stock	589	589	594	594
Class B common stock	110	110	110	110

Undistributed earnings	$15,136	$15,136	$4,345	$4,345

Common stock undistributed earnings	$12,766	$12,799	$3,668	$3,668
Class B common stock undistributed earnings	2,370	2,337	677	677

Total undistributed earnings	$15,136	$15,136	$4,345	$4,345

Denominator for basic and diluted EPS:
Common stock weighted average shares	14,725	14,725	14,862	14,862

Class B common stock weighted average shares, and shares under if-converted method for diluted EPS	3,038	3,038	3,048	3,048

Effect of dilutive securities
Unvested restricted stock awards		—		—
Dilutive stock options		247		—
Denominator for diluted EPS adjusted for weighted average shares and assumed conversions		18,010		17,910

Income (loss) from continuing operations per share:
Common stock	$0.04	$0.03	$(0.14)	$(0.14)

Class B common stock	$0.03	$0.03	$(0.13)	$(0.13)

Income from discontinued operations per share:
Common stock	$0.87	$0.84	$0.43	$0.42

Class B common stock	$0.78	$0.77	$0.39	$0.39

Net income per share:
Common stock	$0.91	$0.87	$0.29	$0.28

Class B common stock	$0.81	$0.80	$0.26	$0.26

Note: Common stock options that were anti-dilutive and not included in diluted earnings per common share for the first six months of fiscal 2011 were 1,023,724.

11. SEGMENT REPORTING

In accordance with ASC 280-10, Segment Reporting, we have identified two reportable segments: EDG and Canvys.

EDG provides engineered solutions and distributes electronic components to customers in diverse markets including the steel, automotive, textile, plastics, semiconductor manufacturing, and broadcast industries.

Canvys provides global integrated display products, systems and digital signage solutions serving the financial, corporate enterprise, healthcare, and industrial markets.

The CEO evaluates performance and allocates resources, in part, based on the gross profit of each segment.

Operating results and assets by segment are summarized in the following table (in thousands):

	Net Sales	Gross Profit
Second Quarter Fiscal 2011
EDG	28,655	8,942
Canvys	12,325	2,853

Total	$40,980	$11,795

Second Quarter Fiscal 2010
EDG	20,121	7,366
Canvys	12,995	3,535

Total	$33,116	$10,901

First Six Months Fiscal 2011
EDG	56,148	17,998
Canvys	22,342	5,188

Total	$78,490	$23,186

First Six Months Fiscal 2010
EDG	38,917	13,633
Canvys	24,213	6,335

Total	$63,130	$19,968

A reconciliation of net sales, gross profit, and assets to the relevant consolidated amounts is as follows (in thousands):

	Three Months Ended		Six Months Ended
	November 27, 2010	November 28, 2009	November 27, 2010	November 28, 2009
Segment net sales	$40,980	$33,116	$78,490	$63,130

Net sales	$40,980	$33,116	$78,490	$63,130

Segment gross profit	$11,795	$10,901	$23,186	$19,968
Manufacturing variances and other costs	—	(1)	—	(1)

Gross profit	$11,795	$10,900	$23,186	$19,967

	November 27, 2010	May 29, 2010
Segment assets	$47,775	$45,627
Cash and cash equivalents	33,033	29,038
Other current assets (1)	2,458	2,687
Net property	5,752	6,561
Other assets (2)	1,908	2,733
Assets of discontinued operations (3)	173,168	148,169

Total assets	$264,094	$234,815

(1)	Other current assets include miscellaneous receivables, prepaid expenses, and current deferred income taxes.
(2)	Other assets include investments, notes receivable, non-current deferred income taxes and other assets.
(3)	See Footnote 4 - Discontinued Operations Held for Sale

Geographic net sales information is primarily grouped by customer destination into five areas: North America; Asia/Pacific; Europe; Latin America; and Corporate.

Net sales and gross profit by geographic region are summarized in the following table (in thousands):

	Three Months Ended		Six Months Ended
	November 27, 2010	November 28, 2009	November 27, 2010	November 28, 2009
Net Sales
North America	$17,318	$15,829	$33,246	$29,495
Asia/Pacific	6,970	5,496	13,675	9,895
Europe	13,563	9,769	25,409	19,241
Latin America	2,564	2,019	5,394	4,492
Corporate	565	3	766	7

Total	$40,980	$33,116	$78,490	$63,130

Gross Profit
North America	$5,347	$4,847	$10,422	$8,882
Asia/Pacific	2,375	2,073	4,837	3,652
Europe	3,765	3,156	6,903	6,094
Latin America	1,020	759	2,162	1,756
Corporate	(712)	65	(1,138)	(417)

Total	$11,795	$10,900	$23,186	$19,967

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

12. FAIR VALUE MEASUREMENTS

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

As of November 27, 2010, we held investments that are required to be measured at fair value on a recurring basis. Our investments primarily consist of equity securities of publicly traded companies for which market prices are readily available.

Investments measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of November 27, 2010, were as follows (in thousands):

	Level 1	Level 2	Level 3
Equity securities	$358	$—	$—

13. LITIGATION

We are involved in several pending judicial proceedings concerning matters arising in the ordinary course of business. While the outcome of litigation is subject to uncertainties, based on information available at the time the financial statements were issued, we determined disclosure of contingencies relating to any of our pending judicial proceedings was not necessary because there was less than a reasonable possibility that a material loss had been incurred.

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

•

Results of Operations – an analysis and comparison of our consolidated results of operations for the three and six month periods ended November 27, 2010, and November 28, 2009, as reflected in our unaudited condensed consolidated statements of income and comprehensive income.

•

Liquidity, Financial Position, and Capital Resources – a discussion of our primary sources and uses of cash for the six month periods ended November 27, 2010, and November 28, 2009, and a discussion of changes in our financial position.

BUSINESS OVERVIEW

Richardson Electronics, Ltd. (“we”, “us”, and “our”) was originally incorporated in the state of Illinois in 1947 and is currently incorporated in the state of Delaware. We are a global provider of engineered solutions, a global distributor of electronic components to the radio frequency, wireless and power management, and electron device markets, and a global provider of display solutions to the display systems markets. Utilizing our core engineering and manufacturing capabilities, our strategy is to provide specialized technical expertise and value-add, or “engineered solutions.” We provide solutions and add value through design-in support, systems integration, prototype design and manufacturing, testing, and logistics for end products of our customers. Design-in support includes component modifications or the identification of lower-cost product alternatives or complementary products.

Our products include RF and microwave components, power semiconductors, electron tubes, microwave generators, and visual technology solutions. These products are used to control, switch or amplify electrical power signals, or are used as display devices in a variety of industrial, commercial, and communication applications.

On October 1, 2010, we entered into an acquisition agreement which provides that Arrow Electronics, Inc. (“Arrow”) will acquire all of the assets primarily used or held for use in, our Radio Frequency, Wireless & Power Division (“RFPD”), as well as certain other assets, including our information technology assets, in exchange for $210 million in cash payable at closing, subject to a post-closing working capital adjustment (the “Transaction”).

As a result of the pending Transaction, RFPD is presented as a discontinued operation for our unaudited condensed consolidated balance sheet and unaudited condensed consolidated statements of income for the three and six months ended November 27, 2010, and November 28, 2009.

We estimate that our after-tax proceeds from the Transaction will be approximately $180 - $185 million. We have not yet determined how we will use the proceeds, but we may use them for a variety of purposes, including any or all of the following: strategic acquisitions, repurchases of outstanding shares of common stock, dividends to stockholders and general corporate purposes.

The strategic acquisitions that we may pursue include technology related to the engineering and manufacturing of components, including components used in alternative energy markets. However, we have not yet made any decisions regarding any acquisitions or any other use of the proceeds from the Transaction.

We are developing a plan to align our cost structure for our remaining businesses after the closing of the Transaction with the near–term goal of achieving a 5% operating margin.

After the Transaction is completed, which we expect to be within the next 60 days, we will have two operating segments, which we define as follows:

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

We currently have operations in the following major geographic regions:

•	North America;

•	Asia/Pacific;

•	Europe; and

•	Latin America.

RESULTS OF CONTINUING OPERATIONS

Financial Summary – Three Months Ended November 27, 2010

•	Net sales for the second quarter of fiscal 2011 were $41.0 million, up 23.7%, compared to net sales of $33.1 million during the second quarter of last year.

•	Gross margin as a percentage of net sales decreased to 28.8% during the second quarter of fiscal 2011 compared to 32.9% during the second quarter of last year.

•	SG&A expenses during the second quarter of Fiscal 2011 were $11.2 million, or 27.3% of net sales, compared to $10.6 million, or 32.0% of net sales, during the second quarter of last year.

•	Operating income during the second quarter of fiscal 2011 was $0.6 million, or 1.5% of net sales, compared to $0.3 million, or 0.9% of net sales, for the second quarter last year.

•

Income from continuing operations during the second quarter of fiscal 2011 was $0.2 million, or $0.01 per diluted common share, compared to a loss from continuing operations of $0.3 million during the second quarter of last year.

•

Income from discontinued operations, net of tax, was $7.3 million, or $0.40 per diluted common share, during the second quarter of fiscal 2011 compared to $3.4 million, or $0.19 per diluted common share, during the second quarter of fiscal 2010.

•

Net income during the second quarter of fiscal 2011 was $7.5 million, or $0.41 per diluted common share, compared to net income of $3.1 million, or $0.18 per diluted common share, in the prior year’s second quarter.

Financial Summary – Six Months Ended November 27, 2010

•	Net sales for the first six months of fiscal 2011 were $78.5 million, up 24.3%, compared to net sales of $63.1 million during the first six months of last year.

•	Gross margin as a percentage of net sales decreased to 29.5% during the first six months of fiscal 2011 compared to 31.6% during the first six months of last year.

•	SG&A expenses during the first six months of Fiscal 2011 were $21.7 million, or 27.7% of net sales, compared to $21.0 million, or 33.3% of net sales, during the first six months of last year.

•	Operating income during the first six months of fiscal 2011 was $1.4 million, or 1.8% of net sales, compared to a loss of $1.0 million for the first six months of last year.

•

Income from continuing operations during the first six months of fiscal 2011 was $0.6 million, or $0.03 per diluted common share, compared to a loss from continuing operations of $2.5 million, during the first six months of last year.

•

Income from discontinued operations, net of tax, was $15.2 million, or $0.84 per diluted common share, during the first six months of fiscal 2011 compared to $7.6 million, or $0.42 per diluted common share, during the first six months of fiscal 2010.

•

Net income during the first six months of fiscal 2011 was $15.8 million, or $0.87 per diluted common share, compared to net income of $5.0 million, or $0.28 per diluted common share, during the first six months of the prior year.

Net Sales and Gross Profit Analysis

During the second quarter of fiscal 2011, consolidated net sales increased 23.7% compared to the second quarter of fiscal 2010, reflecting a 42.4% sales growth in EDG, offset by a 5.2% decline in sales for Canvys. During the first six months of fiscal 2011, consolidated net sales increased 24.3% compared to the first six months of fiscal 2010, reflecting a 44.3% sales growth in EDG, offset by a 7.7% decline in sales for Canvys.

Net sales by segment and percent change during the second quarter and first six months of fiscal 2011 and 2010 were as follows (in thousands):

Net Sales

	FY 2011	FY 2010	% Change
Second Quarter
EDG	$28,655	$20,121	42.4%
Canvys	12,325	12,995	(5.2%)

Total	$40,980	$33,116	23.7%

	FY 2011	FY 2010	% Change
First Six Months
EDG	$56,148	$38,917	44.3%
Canvys	22,342	24,213	(7.7%)

Total	$78,490	$63,130	24.3%

Consolidated gross profit as a percentage of net sales decreased to 28.8% during the second quarter of fiscal 2011, as compared to 32.9% during the second quarter of fiscal 2010 and to 29.5% during the first six months of fiscal 2011, as compared to 31.6% during the first six months of fiscal 2010. The decrease primarily reflects a distribution agreement that requires us to maintain customer price commitments.

Gross profit reflects the distribution and manufacturing product margin less manufacturing variances, inventory obsolescence charges, customer returns, scrap and cycle count adjustments, engineering costs, and other provisions.

Gross profit by segment and percent of segment net sales during the second quarter and first six months of fiscal 2011 and 2010 were as follows (in thousands):

Gross Profit

	FY 2011	% of Net Sales	FY 2010	% of Net Sales
Second Quarter
EDG	$8,942	31.2%	$7,366	36.6%
Canvys	2,853	23.1%	3,535	27.2%

Total	$11,795	28.8%	$10,901	32.9%

	FY 2011	% of Net Sales	FY 2010	% of Net Sales
First Six Months
EDG	$17,998	32.1%	$13,633	35.0%
Canvys	5,188	23.2%	6,335	26.2%

Total	$23,186	29.5%	$19,968	31.6%

Electron Device Group

Net sales for EDG were $28.7 million, up 42.4%, during the second quarter of Fiscal 2011 compared to $20.1 million during the second quarter of fiscal 2010. This increase reflects incremental sales volume from a distribution agreement and growing demand as our customers benefit from improving economic conditions. Our products support the industrial power grid business, the semiconductor wafer fabrication equipment industry and the broadcast industry. Gross margin as a percentage of net sales decreased to 31.2% during the second quarter of fiscal 2011, as compared to 36.6% during the second quarter of fiscal 2010. The significant decline in the gross margin percentage primarily reflects the lower-margin business that was transferred to EDG under the terms of a distribution agreement. As the terms of the pricing commitments included in the distribution agreement expire, we expect EDG’s gross margin percentage will improve.

Net sales for EDG were $56.1 million, up 44.3% during the first six months of fiscal 2011, from $38.9 million during the first six month of fiscal 2010. This increase reflects incremental sales volume from a major distribution agreement that began in March 2010 as well as increased demand reflecting improving economic conditions. Overall demand for tubes continues to show tremendous growth across all EDG product lines. As equipment is returned to active production, we are experiencing growing demand for our products that support this equipment. Gross margin as a percentage of net sales decreased to 32.1% during the first six months of fiscal 2011, as compared to 35.0% during the first six months of fiscal 2010. The decline in our gross margin percentage primarily reflects the lower-margin business that was transferred to EDG under the terms of a distribution agreement. As these pricing commitments included in the distribution agreement expire, we expect EDG’s gross margin percentage will improve.

Canvys

Net sales for Canvys were $12.3 million, down 5.2%, during the second quarter of fiscal 2011 compared to $13.0 million during the second quarter of fiscal 2010. Sales to Original Equipment Manufacturers (OEMs) were relatively flat in both North America and Europe. Sales to healthcare and digital signage customers were down significantly primarily reflecting the loss of non-repeating projects to large customers. Gross margin as a percentage of net sales for the second quarter of fiscal 2011 decreased to 23.1%, compared to 27.2% in the prior year’s quarter. The lower margin percentage reflects competitive price pressure as well as the impact of the weakening US dollar. In addition, gross margin in fiscal 2011 was affected by rising inbound freight costs.

Net sales for Canvys were $22.3 million for the first six months of fiscal 2011, compared to $24.2 million during the first six months of fiscal 2010. Sales to digital signage and healthcare customers declined in the first half of fiscal 2011 as compared to the first half of fiscal 2010. Sales of medical imaging equipment to the healthcare industry declined as hospitals reduced their capital spending while digital signage was impacted by non-recurring projects for large customers. Sales to Original Equipment Manufacturers increased as existing customers began to increase their purchases as the economy improved. Gross margin as a percentage of net sales decreased to 23.2% during the first six months of fiscal 2011 as compared to 26.2% during the first six months of fiscal 2010 due primarily to increasing competitive pressures, rising inbound freight cost and the mix of business between customer segments.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) were $11.2 million for the second quarter of fiscal 2011 compared to $10.6 million during the second quarter of fiscal 2010. The $11.2 million and $10.6 million during the second quarter of fiscal 2011 and fiscal 2010, respectively, reflects the SG&A that does not specifically relate to RFPD. The increase in SG&A during the second quarter of fiscal 2011 relates to start up costs for a distribution agreement. We expect these incremental start up costs to continue for the balance of fiscal 2011.

Other (Income) Expense

Other (income) expense was $0.2 million of expense during the second quarter of fiscal 2011, as compared to $0.9 million of expense during the second quarter of fiscal 2010. The decrease in expense during the second quarter of fiscal 2011 from the second quarter of fiscal 2010 was due primarily to lessened unfavorable changes in foreign currency exchange rates relative to the U.S. dollar and a reduction of interest expense related to the redemption of our 7  3/4% Notes. Other (income) expense included a foreign exchange loss of $0.2 million during the second quarter of fiscal 2011, as compared to a foreign exchange loss of $0.7 million during the second quarter of fiscal 2010. Our foreign exchange gains and losses are primarily due to the translation of our U.S. currency we have in non-U.S. entities. We currently do not utilize derivative instruments to manage our exposure to foreign currency. The second quarter of fiscal 2011 included interest expense of less than $0.1 million, as compared to interest expense of $0.3 million during the second quarter of fiscal 2010.

Other (income) expense was $0.4 million of expense during the first six months of fiscal 2011, as compared to $2.1 million of expense during the first six months of fiscal 2010. The decrease in expense during the first six months of fiscal 2011 from the first six months of fiscal 2010 was due primarily to lessened unfavorable changes in foreign currency exchange rates relative to the U.S. dollar and a reduction of interest expense related to the redemption of our 7  3/4% Notes. Other (income) expense included a foreign exchange loss of $0.3 million during the first six months of fiscal 2011, as compared to a foreign exchange loss of $1.5 million during the first six months of fiscal 2010. Our foreign exchange gains and losses are primarily due to the translation of our U.S. currency we have in non-U.S. entities. We currently do not utilize derivative instruments to manage our exposure to foreign currency. The first six months of fiscal 2011 included interest expense of $0.1 million, as compared to interest expense of $0.7 million during the first six months of fiscal 2010.

Income Tax Provision

The effective income tax rate from continuing operations during the second quarter and first six months of fiscal 2011 was a tax provision of 61.6% and 39.7%, respectively, as compared to a tax benefit of 57.4% and 18.2% for the second quarter and first six months of fiscal 2010, respectively.

The difference between the effective tax rate as compared to the U.S. federal statutory rate of 35.0% and 34.0% during the second quarter of fiscal 2011 and fiscal 2010 resulted from our geographical distribution of taxable income or losses, valuation allowances in the U.S. and several foreign jurisdictions, the use of net operating losses that had a valuation allowance, and changes in foreign tax reserves from both new tax reserves and the release of tax reserves due to expiring statute of limitations. There were no changes in judgment during the quarter regarding the beginning-of-year valuation allowance which would require a benefit to be excluded from the annual effective tax rate and allocated to the interim period.

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

As a result of the Transaction to sell RFPD, we no longer consider approximately $26.0 million of undistributed foreign earnings to be permanently reinvested in our non-U.S. subsidiaries. We currently have a valuation allowance against substantially all of our U.S. deferred tax assets. We have not provided for U.S. deferred income taxes or foreign withholding tax on the remainder of undistributed earnings from our non-U.S. subsidiaries because such earnings are considered to be permanently reinvested and it is not practicable to estimate the amount of tax that may be payable upon distribution.

As of November 27, 2010, our worldwide liability for uncertain tax positions, excluding interest and penalties, was $3.5 million as compared to $3.3 million as of May 29, 2010. We record penalties and interest relating to uncertain tax positions in the income tax expense line item within the unaudited condensed consolidated statements of operations and comprehensive income (loss). The net liability for uncertain tax positions increased in the three months ended November 27, 2010, primarily due to new uncertain tax positions.

It is reasonably possible that there will be a change in the unrecognized tax benefits, excluding interest and penalties, in the range of $0 to approximately $0.4 million due to the expiration of various statutes of limitations and uncertain tax positions being effectively settled with taxing authorities within the next 12 months.

Discontinued Operations

Arrow Transaction

On October 1, 2010, we entered into an acquisition agreement which provides that Arrow will acquire all of the assets primarily used or held for use in RFPD, as well as certain other assets, including our information technology assets, in exchange for $210 million in cash payable at closing, subject to a post-closing working capital adjustment.

To help facilitate the transition of RFPD to Arrow Electronics, we agreed to provide certain transitional services to Arrow such as financial support services, warehouse services, and access to facilities in accordance with the terms of the Transition Services Agreement. The duration of the transitional services are expected to be less than one year from the closing date of the Transaction. Arrow also agreed to provide certain transitional services such as information technology services, warehouse services, and access to facilities and equipment in accordance with the terms of the Transition Services Agreement. The duration of these transitional services are also expected to be less than one year from the closing date of the Transaction, except for the information technology services which is expected to be three years. In addition, we will also enter into a Manufacturing Agreement with Arrow, in connection with the Transaction, for a term of three years. Pursuant to the Manufacturing Agreement, we will agree to manufacture and sell certain products used in the RFPD business to Arrow.

The Transition Services Agreement, which commences upon the closing of the Transaction, will allow us to exert very limited influence over RFPD’s operating and financial policies. Also, the continuing cash flows related to our Transition Services Agreement as well as the Manufacturing Agreement, are insignificant. We believe it is appropriate to include the revenue and costs associated with the Transition Services Agreement that relate to financial support, certain facilities, and certain warehouse services in discontinued operations as they relate specifically to RFPD. We further believe it is appropriate to treat the revenue and costs associated with the Manufacturing Agreement in discontinued operations as it also relates specifically to RFPD.

Honeywell Transaction

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

Financial Summary

Net sales, gross profit, selling, general, and administrative expenses, interest expense, investment income, income tax provision, and income from discontinued operations for the three and six month periods ended November 27, 2010, and November 28, 2009, are presented in the following table (in thousands):

	Three Months		Six Months
	Nov 27, 2010	Nov 28, 2009	Nov 27, 2010	Nov 28, 2009
Net sales	$108,786	$82,818	$208,420	$162,296
Gross profit	23,120	18,141	44,320	35,543
Selling, general, and administrative expenses	15,014	14,257	27,764	26,792
Interest expense	101	774	268	1,580
Investment income	—	(19)	—	(42)
Income tax provision/(benefit)	714	(267)	1,074	(366)
Income from discontinued operations, net of tax	7,291	3,396	15,214	7,579

In accordance with ASC 205-20, the allocation of interest expense to discontinued operations of other consolidated interest that is not directly attributable to or related to other operations of the entity is permitted but not required. The consolidated interest that cannot be attributable to other operations of the entity is allocated based on the ratio of net assets to be sold or discontinued to the total consolidated net assets. We appropriately allocated approximately $0.1 million and $0.8 million of interest expense to discontinued operations for the three months ended November 27, 2010, and November 28, 2009, respectively, using the ratio of net assets that we are selling or that become discontinued. We allocated approximately $0.3 million and $1.6 million of interest expense to discontinued operations for the six months ended November 27, 2010, and November 28, 2009, using the same allocation methodology.

Assets and liabilities classified as discontinued operations on our unaudited condensed consolidated balance sheet as of November 27, 2010, and May 29, 2010, include the following (in thousands):

	Nov 27, 2010	May 29, 2010
Accounts receivable	$91,470	$78,929
Inventories	62,891	51,933
Prepaid expenses	4,385	3,076
Current deferred income taxes	2,278	2,087
Property, plant, and equipment, net	10,100	10,114
Non-current deferred income taxes	2,044	2,030

Discontinued Operations - Assets	$173,168	$148,169

Accounts payable	$49,997	$43,549
Accrued liabilities	10,005	8,770
Long-term income tax liabilities	3,265	3,221
Other non-current liabilities	988	1,047

Discontinued Operations - Liabilities	$64,255	$56,587

Included in discontinued operations above are assets and liabilities held for sale in connection with the sale of RFPD to Arrow as follows (in thousands):

	Nov 27, 2010	May 29, 2010
Accounts receivable	$85,558	$70,605
Inventories	62,050	50,923
Property, plant and equipment, net	10,100	10,114

Total assets held for sale	$157,708	$131,642

Accounts payable	$47,641	$41,877

Total liabilities held for sale	$47,641	$41,877

In accordance with ASC 230, Statement of Cash Flows, entities are permitted but not required to separately disclose, either in the statement of cash flows or footnotes to the financial statements, cash flows pertaining to discontinued operations. Entities that do not present separate operating cash flows information related to discontinued operations must do so consistently for all periods presented, which may include periods long after the sale or liquidation of the operation. We currently do not have cash balances that are specific to RFPD and as a result, we believe that the appropriate presentation would be to not separate cash flows from discontinued operations on our statement of cash flows.

Net Income and Per Share Data

Net income during the second quarter of fiscal 2011 was $7.5 million, or $0.41 per diluted common share and $0.38 per Class B diluted common share, as compared to net income of $3.1 million during the second quarter of fiscal 2010, or $0.18 per diluted common share and $0.16 per Class B diluted common share.

Net income during the first six months of fiscal 2011 was $15.8 million, or $0.87 per diluted common share and $0.80 per Class B diluted common share, as compared to net income of $5.0 million during the first six months of fiscal 2010, or $0.28 per diluted common share and $0.26 per Class B diluted common share.

LIQUIDITY, FINANCIAL POSITION, AND CAPITAL RESOURCES

Our growth and cash needs have been primarily financed through income from operations and borrowings under our revolving credit facility. Cash and cash equivalents for the second quarter ended November 27, 2010 were $33.0 million and our borrowings under our credit facility were $18.0 million. This compares to cash and cash equivalents of $29.0 million and borrowings of $19.5 million as of May 29, 2010. Liquidity under our revolving credit facility is primarily available to fund our working capital requirements and support capital expenditures. As a result of accounting for RFPD as a discontinued operation, we anticipate that cash flow from operating activities will continue to be a source of cash. While net income will significantly decline as a result of the sale, our working capital and capital spending requirements will also significantly decline.

Cash Flows from Discontinued Operations

In accordance with ASC 230, Statement of Cash Flows, entities are permitted but not required to separately disclose, either in the statement of cash flows or footnotes to the financial statements, cash flows pertaining to discontinued operations. Entities that do not present separate operating cash flows information related to discontinued operations must do so consistently for all periods presented, which may include periods long after the sale or liquidation of the operation. We currently do not have cash balances that are specific to RFPD and as a result, we believe that the appropriate presentation would be to not separate cash flows from discontinued operations on our statement of cash flows.

Given our cash position and access to additional capital through our revolving credit facility, we believe we will continue to have sufficient liquidity to meet the needs of the business through the closing date of the Transaction. Upon completion of the Transaction, we will receive after tax proceeds of approximately $180 to $185 million in cash. As a result, we believe we will have sufficient liquidity and flexibility to fund our growth initiatives. We also believe our working capital requirements and the need for capital expenditures will be minimal for the remainder of this fiscal year.

Cash Flows from Operating Activities

Cash provided by operating activities, including our discontinued operations, during the first six months of fiscal 2011 was $3.2 million. The $3.2 million of cash provided by operating activities includes increases in accounts receivable and inventory partially offset by increases in accounts payable and accrued liabilities. The increase in accounts receivable of $11.2 million, excluding the impact of foreign exchange of $3.5 million, was due primarily to increased sales volume during the first six months of fiscal 2011. The increase in inventory of $10.0 million, excluding the impact of foreign currency exchange of $0.6 million, during the first six months of fiscal 2011 was due primarily to increased purchasing to support future sales growth. The increase in accrued liabilities of $2.0 million, excluding the impact of foreign currency exchange of $0.6 million, during the first six months of fiscal 2011 was due primarily to the timing of payments. The increase in accounts payable balances of $6.7 million, excluding the impact of foreign currency exchange of $0.5 million, during the first six months of fiscal 2011 was due primarily to the timing of payments as well as the increase in inventory purchases.

Cash provided by operating activities, including our discontinued operations, during the first six months of fiscal 2010 was $4.7 million. The $4.7 million of cash provided by operating activities includes a decrease in receivables, inventory, and accounts payable. The decline in inventory of $5.9 million, excluding the impact of foreign currency exchange of $1.8 million, during the first six months of fiscal 2010 was due primarily to a reduction in inventory purchases due to the decrease in sales volume. The decline in accounts receivable balances of $1.0 million, excluding the impact of foreign currency exchange of $3.0 million, during the first six months of fiscal 2010 was due primarily to focused cash collection efforts as well as decreased sales volume. The decline in accounts payable balances of $8.7 million, excluding the impact of foreign currency exchange of $0.5 million, during the first six months of fiscal 2010 was due primarily to the timing of payments and a decline in inventory purchases due to declining sales.

Cash Flows from Investing Activities

Net cash used in investing activities, including our discontinued operations, of $0.5 million during the first six months of fiscal 2011 was due primarily to $0.5 million of capital expenditures. Net cash used in investing activities, including our discontinued operations, of $0.5 million during the first six months of fiscal 2010 was also due primarily to capital expenditures.

Cash Flows from Financing Activities

Net cash used in financing activities, including discontinued operations, of $0.6 million during the first six months of fiscal 2011 was due primarily to borrowings on our credit agreement and proceeds from the issuance of common stock, partially offset by the redemption of our 7  3/4% Notes and cash dividends paid. Net cash used in financing activities, including discontinued operations, of $0.7 million during the first six months of fiscal 2010 was due to primarily to cash dividends paid.

Dividend payments for the first six months of fiscal 2011 were approximately $0.7 million. All future payments of dividends are at the discretion of the Board of Directors. Dividend payments will depend on earnings, capital requirements, operating conditions, and such other factors that the Board may deem relevant. Our Board of Directors paid a quarterly dividend of $0.02 per common share and $0.018 per Class B common share during the second quarter of fiscal 2011.

As of November 27, 2010, we maintained $18.0 million of short term debt on our credit agreement. On June 11, 2010, we redeemed all $19.5 million of the aggregate outstanding principal amount of our 7  3/4% Notes, at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest. See Note 7 “Debt” of our unaudited condensed consolidated financial statements for further discussion on the redemption.

We believe that the existing sources of liquidity, including current cash, cash to be provided by operating activities, and cash proceeds from the Transaction, supplemented as necessary with funds available under our credit arrangements, will provide sufficient resources to meet known capital requirements and working capital needs for the fiscal year ending May 28, 2011.

Updates to Critical Accounting Policies and Estimates

Inventories: Our worldwide inventories are stated at the lower of cost or market, generally using a weighted-average cost method. Inventories include material, labor, and overhead associated with such inventories. Substantially all inventories represent finished goods held for sale.

We do not anticipate any material risks or uncertainties related to possible inventory write-downs for the remainder of our fiscal 2011, ending May 28, 2011.

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

In a limited number of cases, we provide and bill our customers with non-product related services, such as testing, calibration, non-recurring engineering, tooling, and installation services. We have concluded that the service revenue should not be considered a separate unit of accounting from the product sale as we have determined there is no objective and reliable evidence of the fair value of the undelivered items.

We have also concluded that, in the limited cases where remaining obligations exist after delivery of the product, the obligation relative to the unit of accounting is inconsequential or perfunctory. This conclusion was reached based on the following facts: the timing of any remaining obligation is agreed upon with the customer, which in most cases, is performed immediately after the delivery of the product; the cost and time involved to complete the remaining obligation is minimal, the costs and time do not vary significantly; we have a demonstrated history of completing the remaining obligations timely; and finally, failure to complete the remaining obligation does not enable the customer to receive a full or partial refund of the product or the service.

Discontinued Operations: In accordance with ASC 205-20, Presentation of Financial Statements- Discontinued Operations (“ASC 205-20”), we reported the results of RFPD as a discontinued operation. The application of ASC 205-20 is discussed in Note 4 “Discontinued Operations” of our notes to unaudited condensed consolidated financial statements for additional discussion on the sale of our RFPD segment.

Loss Contingencies: We accrue a liability for loss contingencies when it is probable that a liability has been incurred and the amount can be reasonably estimated. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. If we determine that there is at least a reasonable possibility that a loss may have been incurred, we will include a disclosure describing the contingency.

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

Interest Expense Exposure

Our credit agreement’s interest rates vary based on market interest rates. Our interest expense of $0.1 million as of November 27, 2010, positions us with an immaterial risk related to varying market rates.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of November 27, 2010.

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

(b) Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the second quarter of fiscal 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are involved in legal actions that arise in the ordinary course of business. It is the opinion of management that the resolution of any current pending litigation will not have a material adverse effect on our financial position or results of operations.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended May 29, 2010, and in our Proxy Statement on Schedule 14A filed with the Security and Exchange Commission on December 21, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
August 29, 2010 - November 27, 2010 (1)	—	$—	—	500,000
August 29, 2010 - November 27, 2010	15,400	$10.48	15,400	484,600

(1)	On October 5, 2010, our Board of Directors approved a share repurchase authorizing us to purchase up to 500,000 shares of our outstanding common stock. Stock repurchases may be on the open market or in privately negotiated transactions, depending on factors including market conditions and other factors.

ITEM 5.	OTHER INFORMATION

Results of Operation and Financial Condition and Declaration of Dividend

On January 5, 2011, we issued a press release reporting results for our second quarter and first six months ended November 27, 2010, and the declaration of a cash dividend. A copy of the press release is furnished as Exhibit 99.1 to this Form 10-Q and incorporated by reference herein.

ITEM 6.	EXHIBITS

See exhibit index which is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RICHARDSON ELECTRONICS, LTD.

Date: January 6, 2011	By:	/s/ Kathleen S. Dvorak

Kathleen S. Dvorak
Chief Financial Officer

(on behalf of the Registrant and
as Principal Financial Officer)

Exhibit Index

(c)	EXHIBITS

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the Company, incorporated by reference to Appendix B to the Proxy Statement / Prospectus dated November 13, 1986, incorporated by reference to the Company’s Registration Statement on Form S-4.

3.2	Amended and Restated By-Laws of the Company, incorporated by reference to Exhibit 3.2 on the Company’s Report of Form 10-Q for the quarterly period ended August 29, 2009.

31.1	Certification of Edward J. Richardson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed pursuant to Part I).

31.2	Certification of Kathleen S. Dvorak pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed pursuant to Part I).

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed pursuant to Part I).

99.1	Press release, dated January 5, 2011.