Form 10-Q
period 2011-02-26
RICHARDSON ELECTRONICS LTD/DE
filed 2011-04-07
CIK 355948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 26, 2011

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

As of April 4, 2011, there were outstanding 15,278,354 shares of Common Stock, $0.05 par value and 3,001,961 shares of Class B Common Stock, $0.05 par value, which are convertible into Common Stock of the registrant on a share for share basis.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Richardson Electronics, Ltd.

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

	February 26, 2011	May 29, 2010
Assets
Current assets:
Cash and cash equivalents	$29,863	$29,038
Accounts receivable, less allowance of $312 and $369	25,021	19,762
Inventories	27,960	26,797
Prepaid expenses	1,103	1,438
Deferred income taxes	283	317
Discontinued operations - assets	187,941	148,169

Total current assets	272,171	225,521

Non-current assets:
Property, plant and equipment, net	5,521	6,561
Deferred financing costs, net	—	60
Non-current deferred income taxes	1,741	1,541
Other non-current assets	397	1,132

Total non-current assets	7,659	9,294

Total assets	$279,830	$234,815

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$17,814	$18,067
Accrued liabilities	9,615	10,037
Short-term debt	22,000	19,517
Discontinued operations - liabilities	64,215	53,366

Total current liabilities	113,644	100,987

Non-current liabilities:
Long-term income tax liabilities	571	254
Other non-current liabilities	439	490
Discontinued operations - non-current liabilities	1,678	3,221

Total non-current liabilities	2,688	3,965

Total liabilities	116,332	104,952

Commitments and contingencies	—	—

Stockholders’ equity
Common stock, $0.05 par value; issued 16,616 shares at February 26, 2011, and 16,029 shares at May 29, 2010	831	802
Class B common stock, convertible, $0.05 par value; issued 3,002 shares at February 26, 2011, and 3,048 shares at May 29, 2010	150	152
Preferred stock, $1.00 par value, no shares issued	—	—
Additional paid-in-capital	125,421	120,998
Common stock in treasury, at cost, 1,370 shares at February 26, 2011, and 1,355 shares at May 29, 2010	(8,665)	(8,503)
Retained earnings	35,920	12,925
Accumulated other comprehensive income	9,841	3,489

Total stockholders’ equity	163,498	129,863

Total liabilities and stockholders’ equity	$279,830	$234,815

Richardson Electronics, Ltd.

Unaudited Condensed Consolidated Statements of Income

and Comprehensive Income (Loss)

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	February 26, 2011	February 27, 2010	February 26, 2011	February 27, 2010
Statements of Income
Net sales	$39,653	$33,408	$118,143	$96,538
Cost of sales	28,096	23,032	83,400	66,195

Gross profit	11,557	10,376	34,743	30,343
Selling, general, and administrative expenses	10,733	10,639	32,476	31,636
Loss on disposal of assets	1	9	3	7

Operating income (loss)	823	(272)	2,264	(1,300)

Other (income) expense:
Interest expense	39	291	145	955
Investment income	—	(6)	—	(24)
Foreign exchange (gain) loss	27	(208)	343	1,310
Loss on retirement of short-term debt	—	127	60	127
Other, net	4	2	(67)	(96)

Total other expense	70	206	481	2,272

Income (loss) from continuing operations before income taxes	753	(478)	1,783	(3,572)
Income tax provision (benefit)	523	225	933	(339)

Income (loss) from continuing operations	230	(703)	850	(3,233)
Income from discontinued operations, net of tax	7,987	5,171	23,202	12,750

Net income	$8,217	$4,468	$24,052	$9,517

Net income per Common share - Basic:
Income (loss) from continuing operations	$0.01	$(0.04)	$0.05	$(0.18)
Income from discontinued operations	0.45	0.30	1.32	0.73

Total net income per Common share - Basic:	$0.46	$0.26	$1.37	$0.55

Net income per Class B common share - Basic:
Income (loss) from continuing operations	$0.01	$(0.04)	$0.04	$(0.17)
Income from discontinued operations	0.40	0.27	1.19	0.65

Total net income per Class B common share - Basic:	$0.41	$0.23	$1.23	$0.48

Net income per Common share - Diluted:
Income (loss) from continuing operations	$0.01	$(0.04)	$0.05	$(0.18)
Income from discontinued operations	0.43	0.30	1.28	0.73

Total net income per Common share - Diluted:	$0.44	$0.26	$1.33	$0.55

Net income per Class B common share - Diluted:
Income (loss) from continuing operations	$0.01	$(0.04)	$0.04	$(0.17)
Income from discontinued operations	0.40	0.27	1.17	0.65

Total net income per Class B common share - Diluted:	$0.41	$0.23	$1.21	$0.48

Weighted average number of shares:
Common shares - Basic	15,086	14,718	14,846	14,814

Class B common shares - Basic	3,002	3,048	3,026	3,048

Common shares - Diluted	18,455	14,718	18,182	14,814

Class B common shares - Diluted	3,002	3,048	3,026	3,048

Dividends per common share	$0.020	$0.020	$0.060	$0.060

Dividends per Class B common share	$0.018	$0.018	$0.054	$0.054

Statements of Comprehensive Income (Loss)
Net income	$8,217	$4,468	$24,052	$9,517
Foreign currency translation	1,852	(5,043)	6,291	1,089
Fair value adjustments on investments	32	3	61	1

Comprehensive income (loss)	$10,101	$(572)	$30,404	$10,607

Richardson Electronics, Ltd.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended		Nine Months Ended
	February 26, 2011	February 27, 2010	February 26, 2011	February 27, 2010
Operating activities:
Net income	$8,217	$4,468	$24,052	$9,517
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	283	945	1,668	3,124
Discontinued operations	—	—	—	1,173
Loss on retirement of short-term debt	—	127	60	127
Loss on disposal of assets	1	9	3	7
Stock compensation expense	69	152	377	503
Deferred income taxes	1,343	35	1,312	119
Accounts receivable	(8,676)	(1,389)	(19,888)	(350)
Inventories	(10,240)	(3,959)	(20,256)	1,926
Prepaid expenses	612	(189)	(1,092)	(1,661)
Accounts payable	2,062	15,722	8,713	6,991
Accrued liabilities	(1,253)	(395)	768	551
Long-term income tax liabilities	14	(111)	14	(1,333)
Other	(2,184)	564	(2,247)	(16)

Net cash provided by (used in) operating activities	(9,752)	15,979	(6,516)	20,678

Investing activities:
Capital expenditures	(22)	(190)	(518)	(684)
Discontinued operation settlement	—	(1,000)	—	(1,000)
Proceeds from sale of assets	3	6	3	6
Gain on sale of investments	(4)	(3)	(5)	(30)
Proceeds from sales of available-for-sale securities	42	29	125	132
Purchases of available-for-sale securities	(42)	(29)	(125)	(132)
Other	(29)	—	(61)	—

Net cash used in investing activities	(52)	(1,187)	(581)	(1,708)

Financing activities:
Proceeds from borrowings	72,200	—	181,800	10,200
Payments on debt	(68,200)	—	(159,800)	(10,200)
Payments on retirement of short-term debt	—	(8,494)	(19,517)	(8,494)
Repurchase of common stock	—	(2,192)	(162)	(2,192)
Proceeds from issuance of common stock	2,302	100	4,073	105
Cash dividends paid	(358)	(347)	(1,057)	(1,051)
Other	—	—	—	10

Net cash provided by (used in) financing activities	5,944	(10,933)	5,337	(11,622)

Effect of exchange rate changes on cash and cash equivalents	690	(2,255)	2,585	326

Increase (decrease) in cash and cash equivalents	(3,170)	1,604	825	7,674
Cash and cash equivalents at beginning of period	33,033	49,957	29,038	43,887

Cash and cash equivalents at end of period	$29,863	$51,561	$29,863	$51,561

Richardson Electronics, Ltd.

Unaudited Condensed Consolidated Statement of Stockholders’ Equity

(in thousands)

	Common	Class B Common	Par Value	Additional Paid In Capital	Common Stock in Treasury	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance May 29, 2010:	16,029	3,048	$954	$120,998	$(8,503)	$12,925	$3,489	$129,863
Net income	—	—	—	—	—	24,052	—	24,052
Foreign currency translation	—	—	—	—	—	—	6,291	6,291
Fair value adjustments on investments	—	—	—	—	—	—	61	61
Share-based compensation:
Non-vested restricted stock	—	—	—	11	—	—	—	11
Stock options	—	—	—	366	—	—	—	366
Common stock:								—
Employee stock option grant	1	—	—	5	—	—	—	5
Options Exercised	540	—	27	4,041	—	—	—	4,068
Converted Class B to Common	46	(46)	—	—	—	—	—	—
Repurchase of common stock	—	—	—	—	(162)	—	—	(162)
Dividends paid to :
Common ($0.06 per share)	—	—	—	—	—	(893)	—	(893)
Class B ($0.054 per share)	—	—	—	—	—	(164)	—	(164)

Balance February 26, 2011:	16,616	3,002	$981	$125,421	$(8,665)	$35,920	$9,841	$163,498

RICHARDSON ELECTRONICS, LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF THE COMPANY

Richardson Electronics, Ltd. (“we”, “us”, “the Company”, and “our”) was originally incorporated in the state of Illinois in 1947 and is currently incorporated in the state of Delaware. We are a global provider of engineered solutions, a global distributor of electronic components to the electron device markets, and a global provider of display solutions to the display systems markets. Utilizing our core engineering and manufacturing capabilities, our strategy is to provide specialized technical expertise and value-add, or “engineered solutions.” We provide solutions and add value through design-in support, systems integration, prototype design and manufacturing, testing, and logistics for end products of our customers.

Our products include power semiconductors, electron tubes, microwave generators, and visual technology solutions. These products are used to control, switch or amplify electrical power signals, or are used as display devices in a variety of industrial, commercial, and communication applications.

As previously reported, on October 1, 2010, we entered into an agreement with Arrow Electronics, Inc. (“Arrow”) where Arrow agreed to acquire all of the assets primarily used or held for use in, and certain liabilities of, our Radio Frequency (“RF”), Wireless & Power Division (“RFPD”), as well as certain other Company assets, including our information technology assets (the “Transaction”) in exchange for $210.0 million, subsequently re-negotiated to $211.8 million.

On March 1, 2011, we successfully completed the closing of the Transaction. The total consideration paid by Arrow at the closing of the Transaction was $238.8 million which included an estimated pre-closing working capital adjustment. The final purchase price is subject to a post-closing working capital adjustment.

We have two continuing operating segments which we define as follows:

Electron Device Group (“EDG”) provides engineered solutions and distributes electronic components to customers in diverse markets including the steel, automotive, textile, plastics, semiconductor manufacturing, and broadcast industries.

Canvys provides global integrated display solutions serving the financial, corporate enterprise, healthcare, and industrial markets.

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

The audited condensed consolidated balance sheet for the fiscal year ended May 29, 2010, and our unaudited condensed consolidated statements of income for the three and nine months ended February 27, 2010, have been restated to reflect the Transaction. Refer to Note 4 “Discontinued Operations” of our notes to our unaudited condensed consolidated financial statements for additional discussion on the sale of RFPD.

Our fiscal quarter ends on the Saturday nearest the end of the quarter ending month. The first nine months of fiscal 2011 and 2010 each contained 39 weeks.

In the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results of interim periods have been made. All inter-company transactions and balances have been eliminated. The unaudited condensed consolidated financial statements presented herein include the accounts of our wholly owned subsidiaries. The results of our operations for the three and nine months ended February 26, 2011, are not necessarily indicative of the results that may be expected for the fiscal year ending May 28, 2011.

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

At this time, we do not anticipate any material risks or uncertainties related to possible inventory write-downs for the remainder of our fiscal 2011, ending May 28, 2011.

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

We have also concluded that, in the limited cases where remaining obligations exist after delivery of the product, the obligation relative to the unit of accounting is inconsequential or perfunctory. This conclusion was reached based on the following facts: the timing of any remaining obligation is agreed upon with the customer, which in most cases, is performed immediately after the delivery of the product; the cost and time involved to complete the remaining obligation is minimal, and the costs and time do not vary significantly; we have a demonstrated history of completing the remaining obligations timely; and finally, failure to complete the remaining obligation does not enable the customer to receive a full or partial refund of the product or the service.

Discontinued Operations: In accordance with ASC 205-20, Presentation of Financial Statements- Discontinued Operations (“ASC 205-20”), we reported the financial results of RFPD as a discontinued operation. Refer to Note 4 “Discontinued Operations” of our notes to our unaudited condensed consolidated financial statements for additional discussion on the sale of RFPD.

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

4. DISCONTINUED OPERATIONS

Arrow Transaction

As previously reported, on October 1, 2010, we entered into an agreement with Arrow, where Arrow agreed to acquire all of the assets primarily used or held for use in, and certain liabilities of RFPD, as well as certain other Company assets, including our information technology assets, in exchange for $210.0 million, which was subsequently re-negotiated to $211.8 million.

On March 1, 2011, we successfully completed the closing of the Transaction. The total consideration paid by Arrow at the closing of the Transaction was $238.8 million which included an estimated pre-closing working capital adjustment. The final purchase price is subject to a post-closing working capital adjustment.

On March 18, 2011, the Compensation Committee of our Board of Directors granted cash bonus compensation to certain executive officers in recognition of their efforts on successfully completing the Transaction. The cash bonus compensation amount awarded was approximately $0.9 million and will be recorded as expense from discontinued operations during the fourth quarter of fiscal 2011.

To help facilitate the transition of RFPD to Arrow, we agreed to provide certain transitional services to Arrow such as financial support services, warehouse services, and access to facilities in accordance with the terms of the Transition Services Agreement. The duration of the transitional services are less than one year from March 1, 2011. Arrow also agreed to provide certain transitional services such as information technology services, warehouse services, and access to facilities and equipment in accordance with the terms of the Transition Services Agreement. The duration of these transitional services are also less than one year from March 1, 2011, except for the information technology services which is three years. In addition, we entered into a Manufacturing Agreement with Arrow, in connection with the Transaction, for a term of three years. Pursuant to the Manufacturing Agreement, we agreed to manufacture certain products for Arrow.

The Transition Services Agreement, which commenced on March 1, 2011, will allow us to exert very limited influence over Arrow’s operating and financial policies. Also, the continuing cash flows related to our Transition Services Agreement as well as the Manufacturing Agreement, are insignificant. We believe it is appropriate to include the fees and associated costs with the Transition Services Agreement that relate to financial support, certain facilities, and certain warehouse services in discontinued operations as they relate specifically to RFPD. We further believe it is appropriate to treat the revenue and costs associated with the Manufacturing Agreement in discontinued operations as it also relates specifically to RFPD.

Honeywell Transaction

On May 31, 2007, we completed the sale of the Security Systems Division/Burtek Systems (“SSD/Burtek”) to Honeywell International Inc. (“Honeywell”). The sale agreement of SSD/Burtek to Honeywell contemplated a post-closing working capital-based purchase price adjustment. During the third quarter of fiscal 2008, we received notification from Honeywell seeking a purchase price adjustment and we issued a dispute notice in a timely manner. On December 18, 2009, we reached an agreement with Honeywell to settle the pending working capital disputes as well as other related claims. As a result, we recorded $1.2 million of expense, net of zero tax effect, as a loss from discontinued operations during the nine months ended February 27, 2010.

Financial Summary

Net sales, gross profit, selling, general, and administrative expenses, interest expense, investment income, income tax provision (benefit), and income from discontinued operations, net of tax, for the three and nine month periods ended February 26, 2011, and February 27, 2010, are presented in the following table (in thousands):

	Three Months		Nine Months
	Feb 26, 2011	Feb 27, 2010	Feb 26, 2011	Feb 27, 2010
Net sales	$104,593	$87,922	$313,013	$250,218
Gross profit	22,836	19,032	67,156	54,575
Selling, general, and administrative expenses	14,119	13,081	41,883	39,873
Interest expense	119	692	387	2,272
Investment income	—	(13)	—	(55)
Income tax provision (benefit)	611	101	1,684	(265)
Income from discontinued operations, net of tax	7,987	5,171	23,202	12,750

In accordance with ASC 205-20, the allocation of interest expense to discontinued operations of other consolidated interest that is not directly attributable to, or related to, other operations of the entity is permitted but not required. The consolidated interest that cannot be attributable to other operations of the entity is allocated based on the ratio of net assets to be sold or discontinued to the total consolidated net assets. We appropriately allocated approximately $0.1 million and $0.7 million of interest expense to discontinued operations for the three months ended February 26, 2011, and February 27, 2010, respectively, using the ratio of net assets to be sold or discontinued to the total consolidated net assets. We allocated approximately $0.4 million and $2.3 million of interest expense to discontinued operations for the nine months ended February 26, 2011, and February 27, 2010, respectively, using the same allocation methodology.

Assets and liabilities classified as discontinued operations on our unaudited condensed consolidated balance sheets as of February 26, 2011, and May 29, 2010, include the following (in thousands):

	Feb 26, 2011	May 29, 2010
Accounts receivable	$98,814	$78,929
Inventories	72,271	51,933
Prepaid expenses	3,794	3,076
Current deferred income taxes	2,385	2,087
Property, plant, and equipment, net	10,123	10,114
Non-current deferred income taxes	554	2,030

Discontinued Operations - Assets	$187,941	$148,169

Accounts payable	$53,242	$43,549
Accrued liabilities	9,924	8,770
Other non-current liabilities	1,049	1,047
Long-term income tax liabilities	1,678	3,221

Discontinued Operations - Liabilities	$65,893	$56,587

Included in discontinued operations above are assets and liabilities held for sale in connection with the sale of RFPD to Arrow as follows (in thousands):

	Feb 26, 2011	May 29, 2010
Accounts receivable	$87,850	$70,605
Inventories	71,281	50,923
Property, plant and equipment, net	10,123	10,114

Total assets held for sale	$169,254	$131,642

Accounts payable	$49,758	$41,877

Total liabilities held for sale	$49,758	$41,877

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

5. INVESTMENT IN MARKETABLE EQUITY SECURITIES

Our investments are primarily equity securities, all of which are classified as available-for-sale and are carried at their fair value based on the quoted market prices. Our investments, which are included in other non-current assets, had a carrying amount of $0.4 million and $0.3 million as of February 26, 2011, and May 29, 2010, respectively. Proceeds from the sale of securities were less than $0.1 million during the third quarter of fiscal 2011 and fiscal 2010. Proceeds from the sale of securities were $0.1 million during the first nine months of fiscal 2011 and fiscal 2010. Gross realized gains and losses on those sales were less than $0.1 million during the third quarter and first nine months of fiscal 2011 and fiscal 2010. Net unrealized holding gains of less than $0.1 million during the third quarter of fiscal 2011 and fiscal 2010, have been included in accumulated other comprehensive income. Net unrealized holding gains of $0.1 million and less than $0.1 million during the first nine months of fiscal 2011 and fiscal 2010, respectively, have been included in accumulated other comprehensive income.

The following table presents the disclosure as required by ASC 320-10, Investments – Debt and Equity Securities, for the investment in marketable equity securities with fair values less than cost basis (in thousands):

	Marketable Security Holding Length
	Less Than 12 Months		More Than 12 Months		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
February 26, 2011
Common Stock	$33	$2	$6	$1	$39	$3
May 29, 2010
Common Stock	$60	$8	$17	$2	$77	$10

6. WARRANTIES

We offer warranties for the limited number of specific products we manufacture. We also provide extended warranties for some products we sell that lengthen the period of coverage specified in the manufacturer’s original warranty. Our warranty terms generally range from one to three years.

Warranty reserves are established for costs that are expected to be incurred after the sale and delivery of products under warranty. The warranty reserves are determined based on known product failures, historical experience, and other available evidence. Warranty reserves, which are included in accrued liabilities on our unaudited condensed consolidated balance sheets, were approximately $0.1 million as of February 26, 2011, and May 29, 2010, respectively.

7. DEBT

Credit Agreement

On May 28, 2010, we entered into a ninth amendment (“Credit Agreement Amendment”) to the revolving credit agreement (“Credit Agreement”) by and among us, certain of our subsidiaries, the lenders party thereto, and JP Morgan Bank, N.A., as administrative agent. The Credit Agreement Amendment increased the aggregate commitment for the revolving credit facility under the Credit Agreement from $20.0 million to $40.0 million and extended the termination date of the Credit Agreement from October 31, 2010, to May 31, 2013, or any earlier day on which the aggregate commitment is reduced to zero or the Credit Agreement is otherwise terminated pursuant to its terms. The Credit Agreement Amendment also requires us to maintain a leverage ratio of less than 2.5 to 1.0 at all times after March 1, 2008. The Credit Agreement Amendment permitted us to redeem all of our outstanding 7 3/4% convertible senior subordinated notes (“7 3/4% Notes”), provided that no default or un-matured default under the Credit Agreement has occurred and continued on the date of the redemption and provided further that the representations and warranties contained in the Credit Agreement were true and correct on the date of the redemption and remain true and correct after giving effect to the redemption. We used borrowings from the Credit Agreement to redeem the 7 3/4% Notes.

On August 26, 2010, we notified JP Morgan Bank, N.A., to reduce our aggregate commitment on our revolving credit line from $40.0 million to $36.0 million.

On November 10, 2010, we notified JP Morgan Bank, N.A., to reduce our aggregate commitment on our revolving credit line from $36.0 million to $32.0 million.

As of February 26, 2011, there was $22.0 million outstanding under the revolving credit agreement. There were no amounts outstanding under the reserve for usage on our commercial credit card program and outstanding letters of credit were approximately $0.1 million, leaving an unused line of $9.9 million. Based on our loan covenant, actual available credit as of February 26, 2011, was $9.9 million. We were in compliance with our loan covenant as of February 26, 2011.

In connection with the closing of the Transaction, on March 1, 2011, the $22.0 million outstanding under the revolving credit agreement was paid and we terminated our revolving credit agreement.

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

8. LEASE OBLIGATIONS, OTHER COMMITMENTS, AND CONTINGENCIES

We lease certain warehouse and office facilities and office equipment under non-cancelable operating leases. Rent expense from continuing operations during the first nine months of fiscal 2011 was $2.3 million. Under the terms of the Transaction, Arrow will be assuming many of our facility leases and we will sub-lease space from Arrow. Our future lease commitments for minimum rentals, including common area maintenance charges and property taxes during the remainder of fiscal 2011 and the next four years have been adjusted to reflect the Transaction as follows (in thousands):

Fiscal Year	Payments
Remaining Fiscal 2011	$367
2012	$1,295
2013	$480
2014	$153
2015	$149
Thereafter	$318

9. INCOME TAXES

The effective income tax rate from continuing operations during the third quarter and first nine months of fiscal 2011 was a tax provision of 69.5% and 52.3%, respectively, as compared to a tax provision of 47.1% and a tax benefit of 9.5% for the third quarter and first nine months of fiscal 2010, respectively. The effective tax rate as compared to the U.S. federal statutory rate of 35.0% and 34.0% during the third quarter of fiscal 2011 and fiscal 2010 resulted from our geographical distribution of taxable income, valuation allowances in the U.S. and several foreign jurisdictions, the use of net operating losses (“NOL”) that had a valuation allowance, and changes in foreign tax reserves from both new tax reserves and the release of tax reserves due to expiring statute of limitations. Additionally, our rate was impacted by the retroactive disallowance of our NOL carryforwards for Illinois state tax liabilities as well as the allocation of the various components of the tax provision between continuing and discontinued operations. There were no changes in judgment during the third quarter regarding the beginning-of-year valuation allowance which would require a benefit to be excluded from the annual effective tax rate and allocated to the interim period.

In the normal course of business, we are subject to examination by taxing authorities throughout the world. We are no longer subject to either U.S. federal, state, or local tax examinations by tax authorities for years prior to fiscal 2004. With few exceptions, we are no longer subject to non-U.S. income tax examinations by tax authorities for years prior to fiscal 2004. Our primary foreign tax jurisdictions are China, Japan, Germany, Singapore, and the Netherlands. We have tax years open in Singapore beginning in fiscal 2004; in Japan beginning in fiscal 2005, the Netherlands and Germany beginning in fiscal 2006; and in China beginning in calendar year 2005.

As a result of the Transaction, we no longer consider approximately $22.5 million of undistributed foreign earnings to be permanently reinvested in our non-U.S. subsidiaries. We have not provided for U.S. deferred income taxes or foreign withholding tax on the remainder of undistributed earnings from our non-U.S. subsidiaries because such earnings are considered to be permanently reinvested and we are not able to estimate the amount of tax that may be payable upon distribution. We currently have a valuation allowance against substantially all of our U.S. deferred tax assets.

As of February 26, 2011, our worldwide liability for uncertain tax positions, excluding interest and penalties, was $2.3 million as compared to $3.3 million as of May 29, 2010. This reduction in the amount of our worldwide liability for uncertain tax positions was the result of the Company’s re-evaluating its potential liabilities. Also, the reduction in the amount of the liability was in lieu of a valuation allowance against the Company’s deferred tax assets and has no impact to the earnings of the Company. We record penalties and interest relating to uncertain tax positions in the income tax expense line item within the unaudited condensed consolidated statements of income and comprehensive income (loss).

It is reasonably possible that there will be a change in the unrecognized tax benefits, excluding interest and penalties, in the range of $0 to approximately $0.3 million due to the expiration of various statutes of limitations and uncertain tax positions being effectively settled with taxing authorities within the next 12 months.

10. CALCULATION OF EARNINGS PER SHARE

We have authorized 30,000,000 shares of common stock, 10,000,000 shares of Class B common stock, and 5,000,000 shares of preferred stock. The Class B common stock has 10 votes per share and has transferability restrictions; however, Class B common stock may be converted into common stock on a share-for-share basis at any time. With respect to dividends and distributions, shares of common stock and Class B common stock rank equally and have the same rights, except that Class B common stock cash dividends are limited to 90% of the amount of Class A common stock cash dividends.

In accordance with ASC 260-10, Earnings Per Share (“ASC 260”), our Class B common stock is considered a participating security requiring the use of the two-class method for the computation of basic and diluted earnings per share. The two-class computation method for each period reflects the cash dividends paid per share for each class of stock, plus the amount of allocated undistributed earnings per share computed using the participation percentage which reflects the dividend rights of each class of stock. Basic and diluted earnings per share were computed using the two-class method as prescribed in ASC 260. The shares of Class B common stock are considered to be participating convertible securities since the shares of Class B common stock are convertible on a share-for-share basis into shares of common stock and may participate in dividends with common stock according to a predetermined formula which is 90% of the amount of Class A common stock cash dividends.

Diluted earnings per share is calculated by dividing net income, adjusted for interest savings, net of tax, on assumed conversion of convertible debentures and notes, by the actual shares outstanding and share equivalents that would arise from the exercise of stock options, certain restricted stock awards, and the assumed conversion of convertible debentures and notes when dilutive. For the third quarter and first nine months of fiscal 2011, our 7 3/4% Notes were repurchased, thus eliminating any effect from the dilutive calculation. For the third quarter and first nine months of fiscal 2010, the assumed conversion and the effect of the interest savings of our 7 3/4% Notes were excluded because their inclusion would have been anti-dilutive.

For the third quarter and first nine months of fiscal 2010, the weighted-average number of shares used to calculate diluted earnings per share is equal to the basic weighted average shares due to the loss from continuing operations during these periods.

The earnings per share (“EPS”) presented in our unaudited condensed consolidated statements of income and comprehensive income (loss) are based on the following amounts (in thousands, except per share amounts):

	Three Months Ended
	February 26, 2011		February 27, 2010
	Basic	Diluted	Basic	Diluted
Numerator for Basic and Diluted EPS:
Income (loss) from continuing operations	$230	$230	$(703)	$(703)
Less dividends:
Common stock	304	304	292	292
Class B common stock	55	55	55	55

Undistributed losses	$(129)	$(129)	$(1,050)	$(1,050)

Common stock undistributed losses	$(109)	$(110)	$(885)	$(885)
Class B common stock undistributed losses	(20)	(19)	(165)	(165)

Total undistributed losses	$(129)	$(129)	$(1,050)	$(1,050)

Income from discontinued operations	$7,987	$7,987	$5,171	$5,171
Less dividends:
Common stock	304	304	292	292
Class B common stock	55	55	55	55

Undistributed earnings	$7,628	$7,628	$4,824	$4,824

Common stock undistributed earnings	$6,469	$6,493	$4,066	$4,066
Class B common stock undistributed earnings	1,159	1,135	758	758

Total undistributed earnings	$7,628	$7,628	$4,824	$4,824

Net income	$8,217	$8,217	$4,468	$4,468
Less dividends:
Common stock	304	304	292	292
Class B common stock	55	55	55	55

Undistributed earnings	$7,858	$7,858	$4,121	$4,121

Common stock undistributed earnings	$6,664	$6,689	$3,474	$3,474
Class B common stock undistributed earnings	1,194	1,169	647	647

Total undistributed earnings	$7,858	$7,858	$4,121	$4,121

Denominator for basic and diluted EPS:
Common stock weighted average shares	15,086	15,086	14,718	14,718

Class B common stock weighted average shares, and shares under if-converted method for diluted EPS	3,002	3,002	3,048	3,048

Effect of dilutive securities
Dilutive stock options		367		—
Denominator for diluted EPS adjusted for weighted average shares and assumed conversions		18,455		14,718

Income (loss) from continuing operations per share:
Common stock	$0.01	$0.01	$(0.04)	$(0.04)

Class B common stock	$0.01	$0.01	$(0.04)	$(0.04)

Income from discontinued operations per share:
Common stock	$0.45	$0.43	$0.30	$0.30

Class B common stock	$0.40	$0.40	$0.27	$0.27

Net income per share:
Common stock	$0.46	$0.44	$0.26	$0.26

Class B common stock	$0.41	$0.41	$0.23	$0.23

Note: Common stock options that were anti-dilutive and not included in diluted earnings per common share for the third quarter of fiscal 2011 were 43,564. Class B common stock and all outstanding stock options of 1,798,904 for the third quarter of fiscal 2010 have been excluded from diluted earnings per common share as their inclusion would have been anti-dilutive.

	Nine Months Ended
	February 26, 2011		February 27, 2010
	Basic	Diluted	Basic	Diluted
Numerator for Basic and Diluted EPS:
Income (loss) from continuing operations	$850	$850	$(3,233)	$(3,233)
Less dividends:
Common stock	893	893	886	886
Class B common stock	164	164	165	165

Undistributed losses	$(207)	$(207)	$(4,284)	$(4,284)

Common stock undistributed losses	$(175)	$(175)	$(3,615)	$(3,615)
Class B common stock undistributed losses	(32)	(32)	(669)	(669)

Total undistributed losses	$(207)	$(207)	$(4,284)	$(4,284)

Income from discontinued operations	$23,202	$23,202	$12,750	$12,750
Less dividends:
Common stock	893	893	886	886
Class B common stock	164	164	165	165

Undistributed earnings	$22,145	$22,145	$11,699	$11,699

Common stock undistributed earnings	$18,712	$18,772	$9,871	$9,871
Class B common stock undistributed earnings	3,433	3,373	1,828	1,828

Total undistributed earnings	$22,145	$22,145	$11,699	$11,699

Net income	$24,052	$24,052	$9,517	$9,517
Less dividends:
Common stock	893	893	886	886
Class B common stock	164	164	165	165

Undistributed earnings	$22,995	$22,995	$8,466	$8,466

Common stock undistributed earnings	$19,431	$19,492	$7,143	$7,143
Class B common stock undistributed earnings	3,564	3,503	1,323	1,323

Total undistributed earnings	$22,995	$22,995	$8,466	$8,466

Denominator for basic and diluted EPS:
Common stock weighted average shares	14,846	14,846	14,814	14,814

Class B common stock weighted average shares, and shares under if-converted method for diluted EPS	3,026	3,026	3,048	3,026

Effect of dilutive securities
Dilutive stock options		310		—
Denominator for diluted EPS adjusted for weighted average shares and assumed conversions		18,182		14,814

Income (loss) from continuing operations per share:
Common stock	$0.05	$0.05	$(0.18)	$(0.18)

Class B common stock	$0.04	$0.04	$(0.17)	$(0.17)

Income from discontinued operations per share:
Common stock	$1.32	$1.28	$0.73	$0.73

Class B common stock	$1.19	$1.17	$0.65	$0.65

Net income per share:
Common stock	$1.37	$1.33	$0.55	$0.55

Class B common stock	$1.23	$1.21	$0.48	$0.48

Note: Common stock options that were anti-dilutive and not included in diluted earnings per common share for the first nine months of fiscal 2011 were 153,564. Class B common stock and all outstanding stock options of 1,798,904 for the first nine months of fiscal 2010 have been excluded from diluted earnings per common share as their inclusion would have been anti-dilutive.

11. SEGMENT REPORTING

In accordance with ASC 280-10, Segment Reporting, we have identified two reportable segments: EDG and Canvys.

EDG provides engineered solutions and distributes electronic components to customers in diverse markets including the steel, automotive, textile, plastics, semiconductor manufacturing, and broadcast industries.

Canvys provides global integrated display solutions serving the financial, corporate enterprise, healthcare, and industrial markets.

The CEO evaluates performance and allocates resources primarily based on the gross profit of each segment.

Operating results by segment are summarized in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	February 26, 2011	February 27, 2010	February 26, 2011	February 27, 2010
EDG
Net Sales	$28,002	$21,229	$84,150	$60,146
Gross Profit	$8,412	$7,062	$26,411	$20,694

Canvys
Net Sales	$11,651	$12,179	$33,993	$36,392
Gross Profit	$3,145	$3,314	$8,332	$9,649

A reconciliation of assets to the relevant consolidated amount is as follows (in thousands):

	February 26, 2011	May 29, 2010
Segment assets	$46,905	$45,627
Cash and cash equivalents	29,863	29,038
Other current assets (1)	7,462	2,687
Net property	5,521	6,561
Other assets (2)	2,138	2,733
Assets of discontinued operations (3)	187,941	148,169

Total assets	$279,830	$234,815

(1)	Other current assets include miscellaneous receivables, prepaid expenses, and current deferred income taxes.
(2)	Other assets include investments, notes receivable, non-current deferred income taxes and other assets.
(3)	See Footnote 4 - Discontinued Operations.

Geographic net sales information is primarily grouped by customer destination into five areas: North America; Asia/Pacific; Europe; Latin America; and Other.

Net sales and gross profit by geographic region are summarized in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	February 26, 2011	February 27, 2010	February 26, 2011	February 27, 2010
Net Sales
North America	$17,715	$16,145	$50,962	$45,639
Asia/Pacific	6,042	4,900	19,717	14,795
Europe	12,694	10,355	38,103	29,596
Latin America	2,432	1,988	7,825	6,479
Other	770	20	1,536	29

Total	$39,653	$33,408	$118,143	$96,538

Gross Profit
North America	$5,136	$4,781	$15,559	$13,405
Asia/Pacific	2,119	1,785	6,954	5,418
Europe	3,683	3,300	10,586	9,299
Latin America	936	797	3,099	2,558
Other	(317)	(287)	(1,455)	(337)

Total	$11,557	$10,376	$34,743	$30,343

We sell our products to customers in diversified industries and perform periodic credit evaluations of our customers’ financial condition. Terms are generally on open account, payable net 30 days in North America, and vary throughout Asia/Pacific, Europe, and Latin America. Estimates of credit losses are recorded in the financial statements based on monthly reviews of outstanding accounts. Other primarily includes net sales not allocated to a specific geographical region, unabsorbed value-add costs, and other unallocated expenses.

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

As of February 26, 2011, we held investments that are required to be measured at fair value on a recurring basis. Our investments primarily consist of equity securities of publicly traded companies for which market prices are readily available.

Investments measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of February 26, 2011, were as follows (in thousands):

	Level 1	Level 2	Level 3
Equity securities	$397	$—	$—

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

14. SHARE REPURCHASE AUTHORIZATION

On April 5, 2011, the Company’s Board of Directors authorized an initial share repurchase of $25 million to repurchase outstanding shares of the Company’s common stock. Share repurchases may be made on the open market or in privately negotiated transactions from time to time, subject to market conditions and trading restrictions. This authorization has no expiration and can be cancelled at any time.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this report may constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. The terms “may,” “should,” “could,” “anticipate,” “believe,” “continues,” “estimate,” “expect,” “intend,” “objective,” “plan,” “potential,” “project” and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. These statements are based on management’s current expectations, intentions or beliefs and are subject to a number of factors, assumptions and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Factors that could cause or contribute to such differences or that might otherwise impact the business include the risk factors set forth in Item 1A of this Quarterly Report on Form 10-Q. We undertake no obligation to update any such factor or to publicly announce the results of any revisions to any forward-looking statements contained herein whether as a result of new information, future events or otherwise.

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

•

Results of Operations – an analysis and comparison of our consolidated results of operations for the three and nine month periods ended February 26, 2011, and February 27, 2010, as reflected in our unaudited condensed consolidated statements of income and comprehensive income (loss).

•

Liquidity, Financial Position, and Capital Resources – a discussion of our primary sources and uses of cash for the nine month periods ended February 26, 2011, and February 27, 2010, and a discussion of changes in our financial position.

BUSINESS OVERVIEW

Richardson Electronics, Ltd. (“we”, “us”, “the Company”, and “our”) was originally incorporated in the state of Illinois in 1947 and is currently incorporated in the state of Delaware. We are a global provider of engineered solutions, a global distributor of electronic components to the electron device markets, and a global provider of display solutions to the display systems markets. Utilizing our core engineering and manufacturing capabilities, our strategy is to provide specialized technical expertise and value-add, or “engineered solutions.” We provide solutions and add value through design-in support, systems integration, prototype design and manufacturing, testing, and logistics for end products of our customers.

Our products include power semiconductors, electron tubes, microwave generators, and visual technology solutions. These products are used to control, switch or amplify electrical power signals, or are used as display devices in a variety of industrial, commercial, and communication applications.

As previously reported, on October 1, 2010, we entered into an agreement with Arrow Electronics, Inc. (“Arrow”) where Arrow agreed to acquire all of the assets primarily used or held for use in, and certain liabilities of, our Radio Frequency

(“RF”), Wireless & Power Division (“RFPD”), as well as certain other Company assets, including our information technology assets (the “Transaction”) in exchange for $210.0 million, which was subsequently re-negotiated to $211.8 million.

On March 1, 2011, we successfully completed the closing of the Transaction. The total consideration paid by Arrow at the closing of the Transaction was $238.8 million which included an estimated pre-closing working capital adjustment. The final purchase price is subject to a post-closing working capital adjustment.

On March 18, 2011, the Compensation Committee of our Board of Directors granted cash bonus compensation to certain executive officers in recognition of their efforts on successfully completing the Transaction. The cash bonus compensation amount awarded was approximately $0.9 million and will be recorded as expense from discontinued operations during the fourth quarter of fiscal 2011.

On April 5, 2011, our Board of Directors authorized an initial share repurchase of $25 million to repurchase outstanding shares of the Company’s common stock. Share repurchases may be made on the open market or in privately negotiated transactions from time to time, subject to market conditions and trading restrictions. This authorization has no expiration and can be cancelled at any time.

On April 5, 2011, our Board of Directors voted to increase the quarterly cash dividend and declared a $.05 dividend per share to all holders of common stock and a $.045 cash dividend per share to all holders of Class B common stock.

We have not yet made any decisions regarding any acquisitions, however, we may pursue strategic acquisitions that include technology related to the engineering and manufacturing of components, including components used in the alternative energy markets.

We are implementing a plan to align our cost structure for our remaining businesses with the near–term goal of achieving a 5% operating margin.

We have two continuing operating segments which we define as follows:

Electron Device Group (“EDG”) provides engineered solutions and distributes electronic components to customers in diverse markets including the steel, automotive, textile, plastics, semiconductor manufacturing, and broadcast industries.

Canvys provides global integrated display solutions serving the financial, corporate enterprise, healthcare, and industrial markets.

We currently have operations in the following major geographic regions:

•	North America;

•	Asia/Pacific;

•	Europe; and

•	Latin America.

RESULTS OF CONTINUING OPERATIONS

Financial Summary – Three Months Ended February 26, 2011

•	Net sales for the third quarter of fiscal 2011 were $39.7 million, up 18.7%, compared to net sales of $33.4 million during the third quarter of last year.

•	Gross margin as a percentage of net sales decreased to 29.1% during the third quarter of fiscal 2011 compared to 31.1% during the third quarter of last year.

•	SG&A expenses during the third quarter of fiscal 2011 were $10.7 million, or 27.1% of net sales, compared to $10.6 million, or 31.8% of net sales, during the third quarter of last year.

•	Operating income during the third quarter of fiscal 2011 was $0.8 million, or 2.1% of net sales, compared to a loss of $0.3 million, for the third quarter last year.

•	Income from continuing operations during the third quarter of fiscal 2011 was $0.2 million, compared to a loss from continuing operations of $0.7 million during the third quarter of last year.

•

Income from discontinued operations, net of tax, was $8.0 million, or $0.43 per diluted common share, during the third quarter of fiscal 2011 compared to $5.2 million, or $0.30 per diluted common share, during the third quarter of fiscal 2010.

•

Net income during the third quarter of fiscal 2011 was $8.2 million, or $0.44 per diluted common share, compared to net income of $4.5 million, or $0.26 per diluted common share, in the prior year’s third quarter.

Financial Summary – Nine Months Ended February 26, 2011

•	Net sales for the first nine months of fiscal 2011 were $118.1 million, up 22.4%, compared to net sales of $96.5 million during the first nine months of last year.

•	Gross margin as a percentage of net sales decreased to 29.4% during the first nine months of fiscal 2011 compared to 31.4% during the first nine months of last year.

•	SG&A expenses during the first nine months of fiscal 2011 were $32.5 million, or 27.5% of net sales, compared to $31.6 million, or 32.8% of net sales, during the first nine months of last year.

•	Operating income during the first nine months of fiscal 2011 was $2.3 million, or 1.9% of net sales, compared to a loss of $1.3 million for the first nine months of last year.

•

Income from continuing operations during the first nine months of fiscal 2011 was $0.9 million, or $0.05 per diluted common share, compared to a loss from continuing operations of $3.2 million, during the first nine months of last year.

•

Income from discontinued operations, net of tax, was $23.2 million, or $1.28 per diluted common share, during the first nine months of fiscal 2011 compared to $12.8 million, or $0.73 per diluted common share, during the first nine months of the prior year.

•

Net income during the first nine months of fiscal 2011 was $24.1 million, or $1.33 per diluted common share, compared to net income of $9.5 million, or $0.55 per diluted common share, during the first nine months of the prior year.

Net Sales and Gross Profit Analysis

During the third quarter of fiscal 2011, consolidated net sales increased 18.7% compared to the third quarter of fiscal 2010. Sales for EDG grew by 31.9%, offset by a 4.3% decline in sales for Canvys. During the first nine months of fiscal 2011, consolidated net sales increased 22.4% compared to the first nine months of fiscal 2010, reflecting a 39.9% sales growth in EDG, offset by a 6.6% decline in sales for Canvys.

Net sales by segment and percent change during the third quarter and first nine months of fiscal 2011 and 2010 were as follows (in thousands):

Net Sales

	FY 2011	FY 2010	% Change
Third Quarter
EDG	28,002	21,229	31.9%
Canvys	11,651	12,179	(4.3%)

Total	$39,653	$33,408	18.7%

	FY 2011	FY 2010	% Change
First Nine Months
EDG	84,150	60,146	39.9%
Canvys	33,993	36,392	(6.6%)

Total	$118,143	$96,538	22.4%

Consolidated gross profit as a percentage of net sales decreased to 29.1% during the third quarter of fiscal 2011, as compared to 31.1% during the third quarter of fiscal 2010 and to 29.4% during the first nine months of fiscal 2011, as compared to 31.4% during the first nine months of fiscal 2010. The decrease primarily reflects a distribution agreement that requires us to maintain customer price commitments.

Gross profit reflects the distribution and manufacturing product margin less manufacturing variances, inventory obsolescence charges, customer returns, scrap and cycle count adjustments, engineering costs, and other provisions.

Gross profit by segment and percent of segment net sales during the third quarter and first nine months of fiscal 2011 and 2010 were as follows (in thousands):

Gross Profit

	FY 2011	% of Net Sales	FY 2010	% of Net Sales
Third Quarter
EDG	8,412	30.0%	7,062	33.3%
Canvys	3,145	27.0%	3,314	27.2%

Total	$11,557	29.1%	$10,376	31.1%

	FY 2011	% of Net Sales	FY 2010	% of Net Sales
First Nine Months
EDG	26,411	31.4%	20,694	34.4%
Canvys	8,332	24.5%	9,649	26.5%

Total	$34,743	29.4%	$30,343	31.4%

Electron Device Group

Net sales for EDG were $28.0 million, up 31.9%, during the third quarter of fiscal 2011 compared to $21.2 million during the third quarter of fiscal 2010. This increase reflects incremental sales volume from a distribution agreement and growing demand as our customers benefit from improving economic conditions. Our products support the industrial power grid, the semiconductor wafer fabrication equipment, and the broadcast industries. Gross margin as a percentage of net sales decreased to 30.0% during the third quarter of fiscal 2011, as compared to 33.3% during the third quarter of fiscal 2010. This significant decline in gross margin percentage primarily reflects the lower-margin business under the terms of a distribution agreement which began in March 2010. As the terms of the pricing commitments included in the distribution agreement expire, we expect EDG’s gross margin percentage to improve.

Net sales for EDG were $84.2 million, up 39.9% during the first nine months of fiscal 2011, from $60.1 million during the first nine months of fiscal 2010. This increase reflects incremental sales volume from the major distribution agreement that began in March 2010 as well as increased demand reflecting improving economic conditions. Overall demand for tubes continues to show tremendous growth across all EDG product lines. As equipment is returned to active production, we are experiencing growing demand for our products that support this equipment. Gross margin as a percentage of net sales decreased to 31.4% during the first nine months of fiscal 2011, as compared to 34.4% during the first nine months of fiscal 2010. The decline in our gross margin percentage primarily reflects the lower-margin business under the terms of the distribution agreement, which began in March 2010. As these pricing commitments included in the distribution agreement expire, we expect EDG’s gross margin percentage to improve.

Canvys

Net sales for Canvys were $11.7 million, down 4.3%, during the third quarter of fiscal 2011 compared to $12.2 million during the third quarter of fiscal 2010. Sales to Original Equipment Manufacturers (“OEM”) were down in both North America and Europe while sales to healthcare customers were up over prior year quarter. Gross margin as a percentage of net sales for the third quarter of fiscal 2011 decreased slightly to 27.0%, compared to 27.2% in the prior year’s quarter.

Net sales for Canvys were $34.0 million for the first nine months of fiscal 2011, compared to $36.4 million during the first nine months of fiscal 2010. Sales in the North America OEM segment of the business improved over prior year while sales in Europe were down slightly. The most significant contributor to the decline was a single, non-recurring healthcare project that occurred in the prior year. Gross margin as a percentage of net sales decreased to 24.5% during the first nine months of fiscal 2011 as compared to 26.5% during the first nine months of fiscal 2010 due primarily to increasing competitive pressures and rising inbound freight cost.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) were $10.7 million for the third quarter of fiscal 2011 compared to $10.6 million during the third quarter of fiscal 2010. The $10.7 million and $10.6 million during the third quarter of fiscal 2011 and fiscal 2010, respectively, reflect the SG&A from our continuing operations. The $0.1 million increase in SG&A during the third quarter of fiscal 2011 relates to an increase of $0.3 million for EDG, primarily related to incremental costs associated with a strategic distribution agreement for EDG and a $0.2 million increase in support functions costs, offset by a decrease of $0.4 million, primarily related to a reduction in headcount for Canvys.

Other (Income) Expense

Other (income) expense was $0.1 million of expense during the third quarter of fiscal 2011, as compared to $0.2 million of expense during the third quarter of fiscal 2010. The decrease in expense during the third quarter of fiscal 2011 from the third quarter of fiscal 2010 was due primarily to changes in foreign currency exchange rates relative to the U.S. dollar and a reduction of interest expense related to the redemption of our 7 3/4% Notes. Other (income) expense included a foreign exchange loss of less than $0.1 million during the third quarter of fiscal 2011, as compared to a foreign exchange gain of $0.2 million during the third quarter of fiscal 2010. Our foreign exchange gains and losses are primarily due to the translation of our U.S. currency we have in non-U.S. entities. We currently do not utilize derivative instruments to manage our exposure to foreign currency. The third quarter of fiscal 2011 included interest expense of less than $0.1 million, as compared to interest expense of $0.3 million during the third quarter of fiscal 2010.

Other (income) expense was $0.5 million of expense during the first nine months of fiscal 2011, as compared to $2.3 million of expense during the first nine months of fiscal 2010. The decrease in expense during the first nine months of fiscal 2011 from the first nine months of fiscal 2010 was due primarily to changes in foreign currency exchange rates relative to the U.S. dollar and a reduction of interest expense related to the redemption of our 7 3/4% Notes. Other (income) expense included a foreign exchange loss of $0.3 million during the first nine months of fiscal 2011, as compared to a foreign exchange loss of $1.3 million during the first nine months of fiscal 2010. Our foreign exchange gains and losses are primarily due to the translation of our U.S. currency we have in non-U.S. entities. We currently do not utilize derivative instruments to manage our exposure to foreign currency. The first nine months of fiscal 2011 included interest expense of $0.1 million, as compared to interest expense of $1.0 million during the first nine months of fiscal 2010.

Income Tax Provision

The effective income tax rate from continuing operations during the third quarter and first nine months of fiscal 2011 was a tax provision of 69.5% and 52.3%, respectively, as compared to a tax provision of 47.1% and a tax benefit of 9.5% for the third quarter and first nine months of fiscal 2010, respectively. The effective tax rate as compared to the U.S. federal statutory rate of 35.0% and 34.0% during the third quarter of fiscal 2011 and fiscal 2010 resulted from our geographical distribution of taxable income, valuation allowances in the U.S. and several foreign jurisdictions, the use of net operating losses (“NOL”) that had a valuation allowance, and changes in foreign tax reserves from both new tax reserves and the release of tax reserves due to expiring statute of limitations. Additionally, our rate was impacted by the retroactive disallowance of our NOL carryforwards for Illinois state tax liabilities as well as the allocation of the various components of the tax provision between continuing and discontinued operations. There were no changes in judgment during the third quarter regarding the beginning-of-year valuation allowance which would require a benefit to be excluded from the annual effective tax rate and allocated to the interim period.

In the normal course of business, we are subject to examination by taxing authorities throughout the world. We are no longer subject to either U.S. federal, state, or local tax examinations by tax authorities for years prior to fiscal 2004. With few exceptions, we are no longer subject to non-U.S. income tax examinations by tax authorities for years prior to fiscal 2004. Our primary foreign tax jurisdictions are China, Japan, Germany, Singapore, and the Netherlands. We have tax years open in Singapore beginning in fiscal 2004; in Japan beginning in fiscal 2005, the Netherlands and Germany beginning in fiscal 2006; and in China beginning in calendar year 2005.

As a result of the Transaction, we no longer consider approximately $22.5 million of undistributed foreign earnings to be permanently reinvested in our non-U.S. subsidiaries. We have not provided for U.S. deferred income taxes or foreign withholding tax on the remainder of undistributed earnings from our non-U.S. subsidiaries because such earnings are considered to be permanently reinvested and we are not able to estimate the amount of tax that may be payable upon distribution. We currently have a valuation allowance against substantially all of our U.S. deferred tax assets.

As of February 26, 2011, our worldwide liability for uncertain tax positions, excluding interest and penalties, was $2.3 million as compared to $3.3 million as of May 29, 2010. This reduction in the amount of our worldwide liability for uncertain tax positions was the result of the Company’s re-evaluating its potential liabilities. Also, the reduction in the amount of the liability was in lieu of a valuation allowance against the Company’s deferred tax assets and has no impact to the earnings of the Company. We record penalties and interest relating to uncertain tax positions in the income tax expense line item within the unaudited condensed consolidated statements of income and comprehensive income (loss).

It is reasonably possible that there will be a change in the unrecognized tax benefits, excluding interest and penalties, in the range of $0 to approximately $0.3 million due to the expiration of various statutes of limitations and uncertain tax positions being effectively settled with taxing authorities within the next 12 months.

Discontinued Operations

Arrow Transaction

As previously reported, on October 1, 2010, we entered into an agreement with Arrow, where Arrow agreed to acquire all of the assets primarily used or held for use in, and certain liabilities of RFPD, as well as certain other Company assets, including our information technology assets in exchange for $210.0 million, subsequently re-negotiated to $211.8 million.

On March 1, 2011, we successfully completed the closing of the Transaction. The total consideration paid by Arrow at the closing of the Transaction was $238.8 million which included an estimated pre-closing working capital adjustment. The final purchase price is subject to a post-closing working capital adjustment.

On March 18, 2011, the Compensation Committee of our Board of Directors granted cash bonus compensation to certain executive officers in recognition of their efforts on successfully completing the Transaction. The cash bonus compensation amount awarded was approximately $0.9 million and will be recorded as expense from discontinued operations during the fourth quarter of fiscal 2011.

To help facilitate the transition of RFPD to Arrow, we agreed to provide certain transitional services to Arrow such as financial support services, warehouse services, and access to facilities in accordance with the terms of the Transition Services Agreement. The duration of the transitional services are less than one year from March 1, 2011. Arrow also agreed to provide certain transitional services such as information technology services, warehouse services, and access to facilities and equipment in accordance with the terms of the Transition Services Agreement. The duration of these transitional services are also less than one year from March 1, 2011, except for the information technology services which is three years. In addition, we entered into a Manufacturing Agreement with Arrow, in connection with the Transaction, for a term of three years. Pursuant to the Manufacturing Agreement, we agreed to manufacture certain products for Arrow.

The Transition Services Agreement, which commenced on March 1, 2011, will allow us to exert very limited influence over Arrow’s operating and financial policies. Also, the continuing cash flows related to our Transition Services Agreement as well as the Manufacturing Agreement, are insignificant. We believe it is appropriate to include fees and associated costs with the Transition Services Agreement that relate to financial support, certain facilities, and certain warehouse services in discontinued operations as they relate specifically to RFPD. We further believe it is appropriate to treat the revenue and costs associated with the Manufacturing Agreement in discontinued operations as it also relates specifically to RFPD.

Honeywell Transaction

On May 31, 2007, we completed the sale of the Security Systems Division/Burtek Systems (“SSD/Burtek”) to Honeywell International Inc. (“Honeywell”). The sale agreement of SSD/Burtek to Honeywell contemplated a post-closing working capital-based purchase price adjustment. During the third quarter of fiscal 2008, we received notification from Honeywell seeking a purchase price adjustment and we issued a dispute notice in a timely manner. On December 18, 2009, we reached an agreement with Honeywell to settle the pending working capital disputes as well as other related claims. As a result, we recorded $1.2 million of expense, net of zero tax effect, as a loss from discontinued operations during the nine months ended February 27, 2010.

Financial Summary

Net sales, gross profit, selling, general, and administrative expenses, interest expense, investment income, income tax provision (benefit), and income from discontinued operations, net of tax, for the three and nine month periods ended February 26, 2011, and February 27, 2010, are presented in the following table (in thousands):

	Three Months		Nine Months
	Feb 26, 2011	Feb 27, 2010	Feb 26, 2011	Feb 27, 2010
Net sales	$104,593	$87,922	$313,013	$250,218
Gross profit	22,836	19,032	67,156	54,575
Selling, general, and administrative expenses	14,119	13,081	41,883	39,873
Interest expense	119	692	387	2,272
Investment income	—	(13)	—	(55)
Income tax provision (benefit)	611	101	1,684	(265)
Income from discontinued operations, net of tax	7,987	5,171	23,202	12,750

In accordance with ASC 205-20, the allocation of interest expense to discontinued operations of other consolidated interest that is not directly attributable to or related to other operations of the entity is permitted but not required. The consolidated interest that cannot be attributable to other operations of the entity is allocated based on the ratio of net assets to be sold or discontinued to the total consolidated net assets. We appropriately allocated approximately $0.1 million and $0.7 million of interest expense to discontinued operations for the three months ended February 26, 2011, and February 27, 2010, respectively, using the ratio of net assets that we are selling or that become discontinued. We allocated approximately $0.4 million and $2.3 million of interest expense to discontinued operations for the nine months ended February 26, 2011, and February 27, 2010, respectively, using the same allocation methodology.

Assets and liabilities classified as discontinued operations on our unaudited condensed consolidated balance sheets as of February 26, 2011, and May 29, 2010, include the following (in thousands):

	Feb 26, 2011	May 29, 2010
Accounts receivable	$98,814	$78,929
Inventories	72,271	51,933
Prepaid expenses	3,794	3,076
Current deferred income taxes	2,385	2,087
Property, plant, and equipment, net	10,123	10,114
Non-current deferred income taxes	554	2,030

Discontinued Operations - Assets	$187,941	$148,169

Accounts payable	$53,242	$43,549
Accrued liabilities	9,924	8,770
Other non-current liabilities	1,049	1,047
Long-term income tax liabilities	1,678	3,221

Discontinued Operations - Liabilities	$65,893	$56,587

Included in discontinued operations above are assets and liabilities held for sale in connection with the sale of RFPD to Arrow as follows (in thousands):

	Feb 26, 2011	May 29, 2010
Accounts receivable	$87,850	$70,605
Inventories	71,281	50,923
Property, plant and equipment, net	10,123	10,114

Total assets held for sale	$169,254	$131,642

Accounts payable	$49,758	$41,877

Total liabilities held for sale	$49,758	$41,877

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

Net Income and Per Share Data

Net income during the third quarter of fiscal 2011 was $8.2 million, or $0.44 per diluted common share and $0.41 per Class B diluted common share, as compared to net income of $4.5 million during the third quarter of fiscal 2010, or $0.26 per diluted common share and $0.23 per Class B diluted common share.

Net income during the first nine months of fiscal 2011 was $24.1 million, or $1.33 per diluted common share and $1.21 per Class B diluted common share, as compared to net income of $9.5 million during the first nine months of fiscal 2010, or $0.55 per diluted common share and $0.48 per Class B diluted common share.

LIQUIDITY, FINANCIAL POSITION, AND CAPITAL RESOURCES

Our growth and cash needs have been primarily financed through income from operations and borrowings under our revolving credit facility. Cash and cash equivalents for the third quarter ended February 26, 2011, were $29.9 million and our borrowings under our credit facility were $22.0 million. This compares to cash and cash equivalents of $29.0 million and borrowings of $19.5 million as of May 29, 2010. Liquidity under our revolving credit facility is primarily available to fund our working capital requirements and support capital expenditures. As a result of accounting for RFPD as a discontinued operation, we anticipate that cash flow from operating activities will continue to be a source of cash. While net income will significantly decline as a result of the sale, our working capital investment and capital spending requirements will also significantly decline.

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

Upon the closing of the Transaction, we received $238.8 million which included an estimated pre-closing working capital adjustment. The final purchase price is subject to a post-close working capital adjustment. We believe we will continue to have sufficient liquidity to fund our future growth strategies for our remaining business.

Cash Flows from Operating Activities

Cash used in operating activities, including our discontinued operations, during the first nine months of fiscal 2011 was $6.5 million. The $6.5 million of cash used in operating activities reflects increases in accounts receivable and inventory, partially offset by increases in accounts payable. The increase in accounts receivable of $19.9 million, excluding the impact of foreign exchange of $5.3 million, was due primarily to increased sales volume during the first nine months of fiscal 2011. The increase in inventory of $20.3 million, excluding the impact of foreign currency exchange of $1.2 million, during the first nine months of fiscal 2011 was due primarily to increased purchasing to support future sales growth. The increase in accounts payable balances of $8.7 million, excluding the impact of foreign currency exchange of $0.7 million, during the first nine months of fiscal 2011 was due primarily to the timing of payments as well as the increase in inventory purchases.

Cash provided by operating activities, including our discontinued operations, during the first nine months of fiscal 2010 was $20.7 million. The $20.7 million of cash provided by operating activities reflects a decrease in inventory and higher accounts payable, partially offset by higher accounts receivable balances. The decline in inventory of $1.9 million, excluding the impact of foreign currency exchange of $0.3 million, during the first nine months of fiscal 2010 was due primarily to increased sales volume and a higher rate of inventory turns. The increase in accounts payable balances of $7.0 million, excluding the impact of foreign currency exchange of $0.1 million, during the first nine months of fiscal 2010, was due primarily to the timing of payments. The increase in accounts receivable balances of $0.4 million, excluding the impact of foreign currency exchange of $0.6 million, during the first nine months of fiscal 2010 was due primarily to higher sales volume during the third quarter.

Cash Flows from Investing Activities

Net cash used in investing activities, including our discontinued operations, of less than $0.6 million during the first nine months of fiscal 2011 was due primarily to $0.5 million of capital expenditures. Net cash used in investing activities, including our discontinued operations, of $1.7 million during the first nine months of fiscal 2010 was due primarily to a $1.0 million settlement payment related to a prior year divestiture and $0.7 million of capital expenditures.

Cash Flows from Financing Activities

Net cash provided by financing activities, including discontinued operations, of $5.3 million during the first nine months of fiscal 2011 was due primarily to borrowings on our credit agreement and proceeds from the issuance of common stock, partially offset by the redemption of our 7 3/4% Notes and cash dividends paid. Net cash used in financing activities, including discontinued operations, of $11.6 million during the first nine months of fiscal 2010 was due primarily to cash dividends paid, the repurchase of our 8% convertible senior subordinated notes and repurchases of our common stock.

Dividend payments for the first nine months of fiscal 2011 were approximately $1.1 million. All future payments of dividends are at the discretion of the Board of Directors. Dividend payments will depend on earnings, capital requirements, operating conditions, and such other factors that the Board may deem relevant.

As of February 26, 2011, we maintained $22.0 million of short term debt on our credit agreement. On June 11, 2010, we redeemed all $19.5 million of the aggregate outstanding principal amount of our 7 3/4% Notes, at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest. See Note 7 “Debt” of our unaudited condensed consolidated financial statements for further discussion on the redemption.

In connection with the closing of the Transaction, on March 1, 2011, the $22.0 million outstanding under the revolving credit agreement was paid and we terminated our revolving credit agreement.

We believe that the existing sources of liquidity, including current cash, will provide sufficient resources to meet known capital requirements and working capital needs for the fiscal year ending May 28, 2011.

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

The interpretation and analysis of these disclosures should not be considered in isolation since such variances in exchange rates and interest rates would likely influence other economic factors. Such factors, which are not readily quantifiable, would likely also affect our operations. Additional disclosure regarding various market risks are set forth in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended May 29, 2010.

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

Interest Expense Exposure

Our credit agreement’s interest rates varied based on market interest rates. Our interest expense was $0.1 million as of February 26, 2011. We have an immaterial risk related to varying market rates.

In connection with the closing of the Transaction, on March 1, 2011, the $22.0 million outstanding under the revolving credit agreement was paid and we terminated our revolving credit agreement.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of February 26, 2011.

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

(b)	Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the third quarter of fiscal 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On March 31, 2011, Kyocera International, Inc. filed a complaint against us, Richardson RFPD, Inc., Arrow Electronics Inc. and Fractus, S.A., in the United States District Court for the Southern District of California. The complaint alleges, among other things, that certain products manufactured by Fractus, S.A., and offered for sale by our former RFPD division, infringe two patents owned by Kyocera Corporation and exclusively licensed to Kyocera International, Inc.. The complaint seeks monetary damages, injunctive relief, and costs.

By letter dated March 28, 2011, we were notified by 3M Company that a complaint had been filed against it on March 16, 2011, by Ogma, LLC in the Eastern District of Texas. The complaint alleges that several of 3M’s products infringe U.S. Patent No. 5,825,427 owned by Ogma. Our Canvys division supplies at least one of the products at issue to 3M pursuant to a Product Supply Agreement, and 3M has asserted a claim for indemnity against us pursuant to the terms of the Product Supply Agreement.

From time to time we or our subsidiaries are involved in legal actions that arise in the ordinary course of our business. While the outcome of these matters cannot be predicted with certainty, we do not believe that the outcome of any current claims, including the above-mentioned legal matters, will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

We must continue to reduce costs to improve our profitability.

Our EDG and Canvys businesses have generated only modest operating gains for the first nine months of fiscal 2011. With the closing of the Arrow Transaction, we are taking actions to re-align our cost structure to fit the remaining businesses. Our ability to complete these actions and the impact of such actions on our business may be limited by a variety of factors. The cost-reduction actions, in turn, could have the effect of reducing our talent pool and available resources and, consequently, could have long-term effects on our business by affecting our ability to respond to customers and limiting our ability to hire and retain key personnel. These circumstances could negatively affect our financial performance, whether or not the cost reduction initiatives prove successful, and, as a result, adversely affect our stock price.

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

We face many competitors, both global and local, in the markets we serve. Our overall competitive position depends on a number of factors including price, engineering capability, vendor representation, product diversity, lead times and the level of customer service. Our competition includes hundreds of electronic component distributors of various sizes, locations, and market focuses, as well as original equipment manufacturers and refurbishers. Some of our competitors have greater resources and broader name recognition than we do. As a result, these competitors may be able to better withstand changing conditions within our markets and throughout the economy as a whole. Increased competition may result in price reductions, reduced margins, or a loss of market share, any of which could materially and adversely affect our business, operating results, and financial condition.

EDG is dependent on a limited number of vendors to supply it with essential products.

Electron tubes and certain other products supplied by EDG are currently produced by a relatively small number of manufacturers. Our future success will depend, in large part, on maintaining current vendor relationships and developing new relationships. We believe that vendors supplying products to some of the product lines of EDG are consolidating their distribution relationships or exiting the business. To the extent that our significant suppliers reduce the amount of products they sell through distribution, or are unwilling to continue to do business with us, or are unable to continue to meet or significantly alter their obligations, our business could be materially adversely affected. In addition, to the extent that our suppliers modify the terms of their contracts with us, or extend lead times, limit supplies due to capacity constraints, or other factors, there could be a material adverse effect on our business.

We derive a significant portion of our revenue by distributing products designed and manufactured by third parties and, as a result, may be unable to anticipate changes in the marketplace which could adversely affect our sales.

Our business is driven primarily by customers’ needs and demands for new products and/or enhanced performance, and by products developed and manufactured by third parties. Because we distribute products developed and manufactured by third parties, our business would be adversely affected if our suppliers fail to anticipate which products or technologies will gain market acceptance or if we cannot sell these products at competitive prices. We cannot be certain that our suppliers will permit us to distribute their newly developed products, or that such products will meet our customers’ needs and demands. Additionally, because some of our principal competitors design and manufacture new technology, those competitors may have a competitive advantage over us. To successfully compete, we must maintain an efficient cost structure, an effective sales and marketing team and offer additional services that distinguish us from our competitors. Failure to execute these strategies successfully could harm our results of operations.

Economic, political, and other risks associated with international sales and operations could adversely affect our results of operations.

Because we sell and source our products worldwide, our business is subject to risks associated with doing business internationally. During the first nine months of fiscal year 2011 and during fiscal year 2010, and 2009, approximately 47.5%, 50.5% and 50.7%, respectively, of our sales came from our operations outside the United States. We anticipate that revenue from international operations will continue to represent a majority of our total revenue. In addition, many of our employees, suppliers, and warehouse facilities are located outside the United States. Accordingly, our future results could be harmed by a variety of factors including:

•	interruption to transportation flows for delivery of products to us and to our customers;

•	changes in foreign currency exchange rates;

•	changes in a specific country’s or region’s political or economic conditions;

•	trade protection measures and import or export licensing requirements;

•	negative consequences from changes in tax laws;

•	difficulty in staffing and managing global operations;

•	differing labor regulations;

•	difficulty collecting accounts receivable;

•	unexpected changes in regulatory requirements; and

•	geopolitical turmoil, including terrorism, war, or natural disasters, may negatively affect our results from operations

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

As of February 26, 2011, Edward J. Richardson, our Chairman, Chief Executive Officer and President, beneficially owned approximately 99% of the outstanding shares of our Class B common stock, representing approximately 66% of the voting power of the outstanding common stock. This share ownership permits Mr. Richardson to exert control over the outcome of most stockholder votes, including votes concerning the election of directors, by-law amendments, possible mergers, corporate control contests, and other significant corporate transactions.

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

If we fail to maintain an effective system of internal controls, or if management or our independent registered public accounting firm discovers material weaknesses in our internal controls, we may be unable to produce reliable financial reports or prevent fraud, which could have a material adverse effect on our business. In addition, we may be subject to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission or NASDAQ Global Select Market. Any such actions could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, which could cause the market price of our common stock to decline.

We may be subject to intellectual property rights claims, which are costly to defend, could require payment of damages or licensing fees and could limit our ability to use certain technologies in the future.

Substantial litigation and threats of litigation regarding intellectual property rights exist in the display systems and electronics industries. From time to time, third parties (including certain companies in the business of acquiring patents not for the purpose of developing technology but with the intention of aggressively seeking licensing revenue from purported infringers) may assert patent and/or other intellectual property rights to technologies that are important to our business. In any dispute involving products that we have sold, our customers could also become the target of litigation. We are obligated in many instances to indemnify and defend our customers if the products we sell are alleged to infringe any third party’s intellectual property rights. In some cases, depending on the nature of the claim, we may be able to seek indemnification from our suppliers for our self and our customers against such claims, but there is no assurance that we will be successful in obtaining such indemnification or that we are fully protected against such claims. Any infringement claim brought against us, regardless of the duration, outcome or size of damage award, could:

•	result in substantial cost to us;

•	divert management’s attention and resources;

•	be time consuming to defend;

•	result in substantial damage awards;

•	cause product shipment delays; or

•	require us to seek to enter into royalty or other licensing agreements.

Additionally, if an infringement claim is successful we may be required to pay damages or seek royalty or license arrangements, which may not be available on commercially reasonable terms. The payment of any such damages or royalties may significantly increase our operating expenses and harm our operating results and financial condition. Also, royalty or license arrangements may not be available at all. We may have to stop selling certain products or using technologies, which could affect our ability to compete effectively.

We are currently a defendant in two patent infringement lawsuits, and have received a claim for indemnification from a customer who is a defendant in a third patent infringement lawsuit. Any of these suits could have a material adverse effect on our business.

In March 2011, Kyocera International, Inc. filed a complaint against us, Richardson RFPD, Inc., Arrow Electronics Inc. and Fractus, S.A., in the United States District Court for the Southern District of California. The complaint alleges, among other things, that certain products manufactured by Fractus, S.A., and offered for sale by our former RFPD division, infringe two patents owned by Kyocera Corporation and exclusively licensed to Kyocera International, Inc.. The complaint seeks monetary damages, injunctive relief, and costs. We sold the products at issue under the terms of a Distribution Agreement with Fractus pursuant to which Fractus agreed to indemnify us from any losses, costs, liabilities, damages or expenses arising from infringement or alleged infringement of intellectual property rights in connection with our sale of Fractus products.

In November 2010, Minkus Electronic Display Systems Inc. filed a patent infringement complaint in the United States District Court for the District of Delaware against us. There are approximately 50 other defendants in the lawsuit. The complaint alleges that digital signage systems sold by our Canvys division infringe U.S. Patent No. 5,309,174 owned by Minkus Electronic Display Systems Inc.. It also accuses us of inducing infringement and contributory infringement. The complaint seeks monetary damages, injunctive relief, costs and attorneys fees. We dispute the allegations of wrongdoing and intend to vigorously defend ourselves in this matter.

In March 2011, we were notified by 3M Company that a complaint had been filed against it on March 16, 2011, by Ogma, LLC in the Eastern District of Texas. The complaint alleges that several of 3M’s products infringe U.S. Patent No. 5,825,427 owned by Ogma. Our Canvys division supplies at least one of the products at issue to 3M pursuant to a Product Supply Agreement, and 3M has asserted a claim for indemnity against us pursuant to the terms of the Product Supply Agreement.

These lawsuits, with or without merit, may divert our management’s attention, and we may incur significant expenses in our defense. In addition, we may be required to pay damage awards or settlements, become subject to injunctions or other equitable remedies, or determine to abandon certain lines of business, that may cause a material adverse effect on our results of operations, financial position, and cash flows.

We depend on key management and employees, the loss of whom may prevent us from implementing our business plans, limit our profitability and decrease the value of our common stock.

We are dependent on the talent and resources of our key executives and employees. In particular, the success of our business depends to a great extent on Edward J. Richardson, our President, Chief Executive Officer and the Chairman of our Board of Directors. Mr. Richardson has extensive experience in the electron device industry, and his services are critical to our success. We have not obtained key man insurance with respect to Mr. Richardson or any of our executive officers. The loss of Mr. Richardson may prevent us from implementing our business plan, which may limit our profitability and decrease the value of our common stock.

If we are deemed to be an investment company, we will be required to meet burdensome compliance requirements and restrictions on our activities.

As a result of the closing of the Arrow Transaction, we have significant cash reserves. If we are deemed to be an “investment company” as defined under the Investment Company Act of 1940 (the “Investment Company Act”), the nature of our investments may be subject to various restrictions. In addition, we may be subject to burdensome compliance requirements and may have to:

•	register as an investment company;

•	adopt a specific form of corporate structure; and

•	report, maintain records and adhere to voting, proxy, disclosure and other requirements.

We do not believe that our principal activities subject us to the Investment Company Act. If we are deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would increase our operating expenses.

The Acquisition Agreement exposes us to contingent liabilities that could have a material adverse effect on our financial condition.

We have agreed to indemnify Arrow Electronics for breaches of any representation, warranty, or covenant made by us in the Acquisition Agreement, for losses arising out of or in connection with excluded assets or excluded liabilities, and for certain other matters. Significant indemnification claims by Arrow Electronics could have a material adverse effect on our financial condition. We are not obligated to indemnify Arrow Electronics for any breach of the representations, warranties or covenants made by us under the Acquisition Agreement unless any individual claim for indemnification exceeds $10,000 and the aggregate amount of all such claims for indemnification exceed $2.1 million. In the event that claims for indemnification for breach of most of the representations and warranties made by us under the Acquisition Agreement exceed this threshold, we will be obligated to indemnify Arrow Electronics for any damages or loss resulting from such breach in excess of

$2.1 million up to $42 million. Claims for indemnification for breaches of covenants made by us under the Acquisition Agreement and for breaches of representations and warranties related to authorization, taxes and brokers will not be subject to the deductible or aggregate liability cap described above. Claims for indemnification for losses by Arrow Electronics arising out of or in connection with excluded assets or excluded liabilities and certain other matters are not subject to any of the individual limit, the deductible or the aggregate liability cap described above.

If the information technology services that are to be rendered to us pursuant to the Transition Services Agreement with Arrow Electronics are not adequately provided to us, our business may suffer.

Pursuant to the Acquisition Agreement with Arrow Electronics, Arrow Electronics purchased our entire IT operations, and pursuant to the Transition Services Agreement it provides IT services to us consistent with those services provided to us by our IT operations prior to the Transaction. We rely on these information systems to process, analyze, and manage data to facilitate the purchase and distribution of our products. We also rely on these systems to receive, process, bill, and ship orders on a timely basis. If the IT services provided by Arrow Electronics are not provided to us in an adequate manner, we may be unable to find an alternative means of obtaining such IT services in a timely manner, which could significantly impair our ability to effectively serve our customers and perform other vital company functions. In such event, our results of operations could suffer.

ITEM 5.	OTHER INFORMATION

Results of Operation and Financial Condition and Declaration of Dividend

On April 6, 2011, we issued a press release reporting results for our third quarter and first nine months ended February 26, 2011, an increase in the cash dividend, and announced a share repurchase authorization. A copy of the press release is furnished as Exhibit 99.1 to this Form 10-Q and incorporated by reference herein.

ITEM 6.	EXHIBITS

See exhibit index which is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RICHARDSON ELECTRONICS, LTD.

Date:	April 7, 2011	By:	/s/ Kathleen S. Dvorak
Kathleen S. Dvorak
Chief Financial Officer
(on behalf of the Registrant and
as Principal Financial Officer)

Exhibit Index

(c)	EXHIBITS

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the Company, incorporated by reference to Appendix B to the Proxy Statement / Prospectus dated November 13, 1986, incorporated by reference to the Company’s Registration Statement on Form S-4.

3.2	Amended and Restated By-Laws of the Company, incorporated by reference to Exhibit 3.2 on the Company’s Report on Form 10-Q for the quarterly period ended August 29, 2009.

31.1	Certification of Edward J. Richardson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed pursuant to Part I).

31.2	Certification of Kathleen S. Dvorak pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed pursuant to Part I).

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed pursuant to Part I).

99.1	Press release, dated April 6, 2011.