Form 10-K
period 2011-05-28
RICHARDSON ELECTRONICS LTD/DE
filed 2011-07-22
CIK 355948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	FOR ANNUAL REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 28, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 0-12906

(Exact name of registrant as specified in its charter)

Delaware	36-2096643
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

40W267 Keslinger Road, P.O. Box 393,

LaFox, Illinois 60147-0393

(Address of principal executive offices)

Registrant’s telephone number, including area code:(630) 208-2200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Common stock, $0.05 Par Value
Name of each exchange of which registered	NASDAQ Global Select Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of November 27, 2010, was approximately $158.6 million.

As of July 18, 2011, there were outstanding 14,267,492 shares of Common Stock, $.05 par value and 2,951,961 shares of Class B Common Stock, $.05 par value, which are convertible into Common Stock of the registrant on a one-for-one basis.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders scheduled to be held October 4, 2011, which will be filed pursuant to Regulation 14A, are incorporated by reference in Part III of this report. Except as specifically incorporated herein by reference, the above mentioned Proxy Statement is not deemed filed as part of this report.

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

PART I

ITEM  1. Business

General

Richardson Electronics, Ltd. (“we”, “us”, “the Company”, and “our”) is incorporated in the state of Delaware. We are a leading global provider of engineered solutions, power grid and microwave tubes and related consumables, and customized display solutions, serving customers in the radio frequency (“RF”) and microwave communications, military, marine, aviation, industrial, scientific, and medical markets. Our strategy is to provide specialized technical expertise and “engineered solutions” based on our core engineering and manufacturing capabilities. We provide solutions and add value through design-in support, systems integration, prototype design and manufacturing, testing, logistics, and aftermarket technical service and repair.

Our products include semiconductor fabrication equipment, electron tubes, microwave generators, and visual technology solutions. These products are used to control, switch or amplify electrical power signals, or are used as display devices in a variety of industrial, commercial, and communication applications.

On March 1, 2011, we completed the sale of the assets primarily used or held for use in, and certain liabilities of, our RF, Wireless and Power Division (“RFPD”), as well as certain other Company assets, including our information technology assets, to Arrow Electronics, Inc. (“Arrow”) in exchange for $238.8 million, which included an estimated pre-closing working capital adjustment of approximately $27.0 million (“the Transaction.”) The final purchase price is subject to a post-closing working capital adjustment.

On June 29, 2011, we received notification from Arrow seeking a post-closing working capital adjustment, which would reduce the purchase price by approximately $4.2 million. The $4.2 million is included in our results from discontinued operations for the fiscal year ended May 28, 2011.

The consolidated balance sheet for the fiscal year ended May 29, 2010, and our consolidated statements of operations for the fiscal years ended May 29, 2010, and May 30, 2009, have been restated to reflect the Transaction. Refer to Part II, Item 8, Note 4 “Discontinued Operations” of our notes to our consolidated financial statements for additional discussion on the Transaction.

Our fiscal year 2011 began on May 30, 2010, and ended on May 28, 2011. Unless otherwise noted, all references in this document to a particular year shall mean our fiscal year.

We have two continuing operating segments, which we define as follows:

Electron Device Group (“EDG”) provides engineered solutions and distributes electronic components to customers in diverse markets including the steel, automotive, textile, plastics, semiconductor manufacturing, avionics, and broadcast equipment industries.

Canvys provides global integrated display solutions serving the financial, corporate enterprise, healthcare, industrial, and medical original equipment manufacturer (“OEM”) markets.

We currently have operations in the following major geographic regions:

•	North America;

•	Asia/Pacific;

•	Europe; and

•	Latin America.

Selected financial data attributable to each segment and geographic region for fiscal 2011, 2010, and 2009 is set forth in Note 10 “Segment and Geographic Information” of the notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

Electron Device Group

EDG manufactures and distributes electron tubes, microwave generators, vacuum capacitors and related components and sub-assemblies. EDG also provides engineered solutions consisting of design and assembly services, component modification and development of customer-specific solutions, designed to fit unique applications. EDG serves customers in diverse markets including manufacturers and users of equipment in the steel, automotive, textile, plastics, semiconductor manufacturing, avionics, and broadcast equipment industries. We design solutions and provide components for applications such as industrial heating, laser technology, semiconductor manufacturing, radar, and welding.

Typically, our engineered solutions and products are used in applications requiring high power and high frequency. We provide our solutions and products to original manufacturers of systems and equipment requiring such high power or high frequency and provide replacement products to the industrial end-users of such systems and equipment.

We represent and support leading manufacturers of electron tubes and microwave devices, including Amperex, CPI, Draloric, Eimac, General Electric, Hitachi, Jennings, Litton, L3, National, NJRC, and Thales.

Canvys

Canvys is a global provider of integrated display products, workstations, and value-add services to the financial, corporate enterprise, healthcare, industrial and OEM markets. Our engineers design, manufacture, source, and support a full spectrum of solutions to match the needs of our customers. We offer custom display solutions that include touch screens, protective panels, custom enclosures, specialized cabinet finishes, and application specific software packages. We also offer display products under our own brands, including Image Systems and Pixelink. In addition, we partner with leading branded hardware vendors to offer the highest quality liquid crystal displays, mounting devices, and customized computing platforms.

As a longtime provider of healthcare solutions, we specialize in creating comprehensive solutions for diagnostic and clinical review, 3-D and post processing, surgical suites and modality-specific applications. In addition, all of our solutions meet certifications and calibration standards for patient monitoring, bio-medical displays, ultrasound, cardiac imaging, picture archiving, and communication systems.

We have long-standing relationships with key component and finished goods manufacturers including 3M, HP, IBM, Intel, LG, NEC Displays, Sharp Electronics, Samsung, and WIDE Corporation. We believe our distributor relationships, combined with our manufacturing capabilities and private label brands, allow us to maintain a well-balanced and technologically advanced line of products.

Products and Suppliers

Our inventory levels reflect our commitment to maintain an inventory of a broad range of products for customers who are buying product for replacement of components used in critical product equipment. In many cases, the market for our products is characterized by rapid change and obsolescence as a result of the introduction of new technologies. As of May 28, 2011, on average, we hold 72 days of inventory in the normal course of operations. This level of inventory reflects the fact that we also sell a number of products representing trailing edge technology. While the market for these trailing edge technology products is declining, we are increasing our market share. As manufacturers for these products exit the business, we often purchase a substantial portion of their remaining inventory.

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

Our suppliers generally warrant the products we distribute and allow return of defective products, including those returned to us by our customers. Except for certain displays, we generally do not provide additional warranties on the products we sell. For information regarding the warranty reserves, see Note 3 “Significant Accounting Policies” of the notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

In addition to third party products, we sell proprietary products principally under certain trade names we own including: Amperex®, Cetron®, Image Systems®, Pixelink®, and National®. Our proprietary products include thyratrons and rectifiers, power tubes, ignitrons, magnetron tubes, phototubes, microwave generators, large screen display monitors, liquid crystal display monitors, and computer workstations. The materials used in the manufacturing process consist of glass bulbs and tubing, nickel, stainless steel and other metals, plastic and metal bases, ceramics, and a wide variety of fabricated metal components. These materials are generally readily available, but some components may require long lead times for production, and some materials are subject to shortages or price fluctuations based on supply and demand.

Sales and Product Management

As of the end of fiscal 2011, we employed 147 sales and product management personnel worldwide. In addition, we have authorized representatives, who are not our employees, selling our products, primarily in regions where we do not have a direct sales presence.

We offer various credit terms to qualifying customers as well as prepayment, credit card, and cash on delivery terms. We establish credit limits for each sale prior to selling product to our customers and routinely review delinquent and aging accounts.

Distribution

We maintain approximately 65,500 part numbers in our product inventory database and we estimate that more than 80% of orders received by 6:00 p.m. local time are shipped complete the same day. Customers can access our product inventory on our web site, www.rell.com, through electronic data interchange, or by telephone. Customer orders are processed by our regional sales offices and supported primarily by one of our distribution facilities in LaFox, Illinois; Amsterdam, Netherlands; Marlborough, Massachusetts; Plymouth, Minnesota; or Donaueschingen, Germany. Our data processing network provides on-line, real-time interconnection of all sales offices and central distribution operations, 24 hours per day, seven days per week. Information on stock availability, cross-reference information, customers, and market analyses are obtainable throughout the entire distribution network.

International Sales

During fiscal 2011, approximately 57.0% of our sales were made outside the U.S. We continue to pursue new international sales to further expand our geographic reach.

Employees

As of May 28, 2011, we employed 307 individuals, of which 295 were full-time and 12 were part-time. Of these, 195 were located in the United States and 112 were located internationally. The worldwide employee base included 147 in sales and product management, 24 in distribution support, 80 in administrative positions, and 56 in value-add and product manufacturing. All of our employees are non-union, and we consider our relationships with our employees to be good.

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

We intend to reduce costs to improve our profitability.

Our EDG and Canvys businesses generated modest operating income during fiscal 2011. With the closing of the Transaction, we are taking actions to re-align our cost structure to fit the remaining businesses. Our ability to complete these actions may be limited by a variety of factors. Cost-reduction actions to achieve our cost reduction objectives could have the effect of reducing our talent pool and available resources whether or not achieved, and, consequently, could affect our ability to serve customers and to hire and retain key personnel.

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

We face competitive pressure in the markets we serve.

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

Electron tubes and certain other products supplied by EDG are currently produced by a relatively small number of manufacturers. Our success depends, in large part, on maintaining current vendor relationships and developing new relationships. We believe that vendors supplying products to some of the product lines of EDG are consolidating their distribution relationships or exiting the business. To the extent that our significant suppliers reduce the amount of products they sell through distribution are unwilling to continue to do business with us, or are unable to continue to meet or significantly alter their obligations to us, such as by extending lead times, limiting supplies, or other factors, there could be a material adverse effect on our business.

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

•	interruption of transportation needed for delivery of products to us and to our customers;

•	changes in foreign currency exchange rates;

•	changes in political or economic conditions;

•	trade protection measures and import or export licensing requirements;

•	changes in tax laws;

•	difficulty in staffing and managing global operations;

•	differing labor regulations;

•	difficulty collecting accounts receivable;

•	unexpected changes in regulatory requirements; and

•	geopolitical turmoil, including terrorism, war, or natural disasters, may negatively affect our results from operations

Our products may be found to be defective and, as a result, warranty and/or product liability claims may be asserted against us.

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

As of July 22, 2011, Edward J. Richardson, our Chairman, Chief Executive Officer and President, beneficially owned approximately 99% of the outstanding shares of our Class B common stock, representing approximately 67% of the voting power of the outstanding common stock. This share ownership permits Mr. Richardson to exert control over the outcome of most stockholder votes, including votes concerning the election of directors, by-law amendments, possible mergers, corporate control contests, and other significant corporate transactions.

Foreign currency exchange rates may materially affect our results.

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

A significant portion of our working capital consists of accounts receivable from customers. If customers with a significant accounts receivable balance were to become insolvent or otherwise unable to pay for products and services, or were to become unwilling or unable to make payments in a timely manner, our business, results of operations, financial condition, or liquidity could be adversely affected.

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

If we fail to maintain an effective system of internal controls or discover material weaknesses in our internal controls over financial reporting, we may not be able to detect fraud or report our financial results accurately or timely.

An effective internal control environment is necessary for us to produce reliable financial reports and is an important part of our effort to prevent financial fraud. We are required to periodically evaluate the effectiveness of the design and operation of our internal controls over financial reporting. Based on these evaluations, we may conclude that enhancements, modifications or changes to internal controls are necessary or desirable. While management evaluates the effectiveness of our internal controls on a regular basis, these controls may not always be effective. There are inherent limitations on the effectiveness of internal controls, including fraud, collusion, management override, and failure in human judgment. In addition, control procedures are designed to reduce rather than eliminate business risks.

If we fail to maintain an effective system of internal controls, or if management or our independent registered public accounting firm discovers material weaknesses in our internal controls, we may be unable to produce reliable financial reports or prevent fraud. In addition, we may be subject to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission or NASDAQ Global Select Market. Any such actions could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

We may be subject to intellectual property rights claims, which are costly to defend, could require payment of damages or licensing fees, and could limit our ability to use certain technologies in the future.

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

We are currently a defendant in one patent infringement lawsuit and have received a claim for indemnification from a customer who is a defendant in a second patent infringement lawsuit. Any of these suits could have a material adverse effect on our business.

In March 2011, Kyocera International, Inc. filed a complaint against us, Richardson RFPD, Inc., Arrow Electronics Inc. and Fractus, S.A., in the United States District Court for the Southern District of California. The complaint alleges, among other things, that certain products manufactured by Fractus, S.A., and offered for sale by our former RFPD division, infringe two patents owned by Kyocera Corporation and exclusively licensed to Kyocera International, Inc. The complaint seeks monetary damages, injunctive relief, and costs. We sold the products at issue under the terms of a Distribution Agreement with Fractus pursuant to which Fractus agreed to indemnify us from any losses, costs, liabilities, damages or expenses arising from infringement or alleged infringement of intellectual property rights in connection with our sale of Fractus products.

In March 2011, we were notified by 3M Company that a complaint had been filed against us on March 16, 2011, by Ogma, LLC in the Eastern District of Texas. The complaint alleges that several of 3M’s products infringe U.S. Patent No. 5,825,427 owned by Ogma. Our Canvys division supplies at least one of the products at issue to 3M pursuant to a Product Supply Agreement, and 3M has asserted a claim for indemnity against us pursuant to the terms of the Product Supply Agreement.

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

As a result of the closing of the Transaction, we have significant cash reserves. If we are deemed to be an “investment company” as defined under the Investment Company Act of 1940 (the “Investment Company Act”), the nature of our investments may be subject to various restrictions. In addition, we may be subject to burdensome compliance requirements and may have to:

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

If the information technology services that are rendered to us pursuant to the Transition Services Agreement with Arrow Electronics do not adequately support us, our business may suffer.

Pursuant to the Acquisition Agreement with Arrow Electronics, Arrow Electronics purchased our entire IT operations, and pursuant to the Transition Services Agreement between us and Arrow, Arrow provides IT services to us consistent with those services provided to us by our IT operations prior to the Transaction. We rely on these information systems to process, analyze, and manage data to facilitate the purchase and distribution of our products, as well as to receive, process, bill, and ship orders on a timely basis. If the IT services provided by Arrow Electronics are not provided to us in an adequate manner, we may be unable to find an alternative means of obtaining such IT services, which could significantly impair our ability to effectively serve our customers and perform other vital company functions.

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

We own three facilities and lease 33 facilities. We own our corporate facility and largest distribution center, which is located on approximately 96 acres in LaFox, Illinois and consists of approximately 242,000 square feet of manufacturing, warehouse, and office space. We maintain geographically diverse facilities because we believe this will limit market risk and exchange rate exposure. We consider our properties to be well maintained, in sound condition and repair, and adequate for our present needs. The extent of utilization varies from property to property and from time to time during the year.

Our facility locations, their primary use, and segments served are as follows:

Location	Leased/ Owned	Use	Segment
Charlotte, North Carolina	Leased	Sales	EDG
Lake Mary, Florida	Leased	Sublet	n/a
Plymouth, Minnesota	Leased	Sales/Distribution	Canvys
Marlborough, Massachusetts	Leased	Sales/Distribution/Manufacturing	Canvys
Long Beach, New York	Leased	Sales	EDG
Farmington, Connecticut	Leased	Sales	EDG
Woodland Hills, California	Leased	Sales	EDG
Rockland, Massachusetts	Leased	Sales	EDG
Fort Lauderdale, Florida	Leased	Sales	EDG
LaFox, Illinois *	Owned	Sales/Distribution/Manufacturing	EDG/Canvys
Ho Chi Minh City, Vietnam	Leased	Sales	EDG
Beijing, China	Leased	Sales	EDG
Bangkok, Thailand	Leased	Sales/Distribution	EDG
Shenzhen, China	Leased	Sales/Distribution	EDG
Shanghai, China	Leased	Sales/Distribution	EDG
Lincoln, United Kingdom	Leased	Sales	EDG/Canvys
Donaueschingen, Germany	Leased	Sales/Distribution/Manufacturing	Canvys
Amsterdam, Netherlands	Leased	Sales/Distribution	EDG
Florence, Italy	Owned	Sales	EDG
Madrid, Spain	Owned	Sales	EDG
Sao Paulo, Brail	Leased	Sales/Distribution	EDG
Mexico City, Mexico	Leased	Sales	EDG
Taipei, Taiwan	Leased	Sales	EDG/Canvys
Hong Kong, Hong Kong	Leased	Distribution	EDG
Seoul, South Korea	Leased	Sales	EDG
Selangor, Malaysia	Leased	Sales	EDG
Singapore, Singapore	Leased	Sales/Distribution	EDG
Tokyo, Japan	Leased	Sales	EDG
Milan, Italy	Leased	Sales	EDG
Colombes, France	Leased	Sales	EDG
Noida, India	Leased	Sales	EDG
Puchheim, Germany	Leased	Sales	EDG

*	LaFox, Illinois is also the location of our corporate headquarters.

ITEM 3. Legal Proceedings

On March 31, 2011, Kyocera International, Inc. filed a complaint against us, Richardson RFPD, Inc., Arrow Electronics Inc. and Fractus, S.A., in the United States District Court for the Southern District of California. The complaint alleges, among other things, that certain products manufactured by Fractus, S.A., and offered for sale by our former RFPD division, infringe two patents owned by Kyocera Corporation and exclusively licensed to Kyocera International, Inc. The complaint seeks monetary damages, injunctive relief, and costs.

By letter dated March 28, 2011, we were notified by 3M Company that a complaint had been filed against us on March 16, 2011, by Ogma, LLC in the Eastern District of Texas. The complaint alleges that several of 3M’s products infringe U.S. Patent No. 5,825,427 owned by Ogma. Our Canvys division supplies at least one of the products at issue to 3M pursuant to a Product Supply Agreement, and 3M has asserted a claim for indemnity against us pursuant to the terms of the Product Supply Agreement.

From time to time, we or our subsidiaries are involved in legal actions that arise in the ordinary course of our business. While the outcome of these matters cannot be predicted with certainty, we do not believe that the outcome of any current claims, including the above mentioned legal matters, will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

PART II

ITEM 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Unregistered Sales of Equity Securities

None.

Share Repurchases

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
March 27, 2011—April 23, 2011 (1)	101,000	$13.48	101,000	$23,600,000
April 24, 2011—May 28, 2011 (1)	544,900	$13.42	645,900	$16,300,000

(1)	On April 5, 2011, our Board of Directors approved a share repurchase plan authorizing us to purchase up to $25.0 million of our outstanding common stock. Stock repurchases may be in the open market or in privately negotiated transactions, depending on factors including market conditions and other factors.

In November 2011, we repurchased an additional 15,400 shares of our common stock under a previous Board approved share repurchase plan.

Dividends

Our quarterly dividend was $0.02 per common share and $0.018 per Class B common share. On April 6, 2011, our Board of Directors increased our quarterly dividend to $0.05 per common share and $0.045 per Class B common share. Annual dividend payments for fiscal 2011 and fiscal 2010 were approximately $1.9 million and $1.4 million, respectively. All future payments of dividends are at the discretion of the Board of Directors. Dividend payments will depend on earnings, capital requirements, operating conditions, and such other factors that the Board may deem relevant.

Common Stock Information

Our common stock is traded on The NASDAQ Global Select Market (“NASDAQ”) under the trading symbol (“RELL”). There is no established public trading market for our Class B common stock. As of July 18, 2011, there were approximately 817 stockholders of record for the common stock and approximately 18 stockholders of record for the Class B common stock. The following table sets forth, for the periods indicated, the high and low closing sales price per share of RELL common stock as reported on the NASDAQ.

	2011		2010
Fiscal Quarter	High	Low	High	Low
First	$10.25	$8.00	$4.06	$2.84
Second	$12.93	$8.73	$6.46	$3.80
Third	$13.32	$10.60	$8.43	$5.31
Fourth	$13.82	$12.27	$12.35	$7.43

Performance Graph

The following graph compares the performance of our common stock for the periods indicated with the performance of the NASDAQ Composite Index, and NASDAQ Electronic Components Index. The graph assumes $100 invested on the last day of our fiscal year 2006, in our common stock, the NASDAQ Composite Index, and NASDAQ Electronic Components Index. Total return indices reflect reinvestment of dividends at the closing stock prices at the date of the dividend declaration.

ITEM 6. Selected Financial Data

Five-Year Financial Review

Information should be read in conjunction with our consolidated financial statements, accompanying notes, and Management’s Discussion and Analysis Financial Condition and Results of Operations included elsewhere herein.

	Fiscal Year Ended(1)
	(in thousands, except per share amounts)
	May 28, 2011	May 29, 2010	May 30, 2009	May 31, 2008(2)(3)	June 2, 2007(3)(4)
Statements of Income
Net sales	$158,867	$135,372	$141,190	$192,206	$187,355
Continuing Operations
Income (loss) from continuing operations before tax	$2,450	$(4,250)	$(27,043)	$(28,093)	$(19,083)
Income taxes provision (benefit)	468	(68)	600	(732)	214

Income (loss) from continuing operations	$1,982	$(4,182)	$(27,643)	$(27,361)	$(19,297)
Discontinued Operations
Income from discontinued operations	$88,092	$20,277	$15,479	$18,890	$59,976

Net income (loss)	$90,074	$16,095	$(12,164)	$(8,471)	$40,679

Per Share Data
Net income (loss) per Common share—Basic:
Income (loss) from continuing operations	$0.11	$(0.24)	$(1.57)	$(1.56)	$(1.12)
Income from discontinued operations	4.99	1.16	0.88	1.08	3.47

Total net income (loss) per Common share—Basic:	$5.10	$0.92	$(0.69)	$(0.48)	$2.35

Net income (loss) per Class B common share—Basic:
Income (loss) from continuing operations	$0.10	$(0.21)	$(1.41)	$(1.40)	$(1.01)
Income from discontinued operations	4.49	1.04	0.79	0.97	3.13

Total net income (loss) per Class B common share—Basic:	$4.59	$0.83	$(0.62)	$(0.43)	$2.12

Net income (loss) per Common share—Diluted:
Income (loss) from continuing operations	$0.11	$(0.24)	$(1.57)	$(1.56)	$(1.12)
Income from discontinued operations	4.84	1.16	0.88	1.08	3.47

Total net income (loss) per Common share—Diluted:	$4.95	$0.92	$(0.69)	$(0.48)	$2.35

Net income (loss) per Class B common share—Diluted:
Income (loss) from continuing operations	$0.10	$(0.21)	$(1.41)	$(1.40)	$(1.01)
Income from discontinued operations	4.43	1.04	0.79	0.97	3.13

Total net income (loss) per Class B common share—Diluted:	$4.53	$0.83	$(0.62)	$(0.43)	$2.12

Cash Dividend Data
Dividends per common share	$0.110	$0.080	$0.080	$0.120	$0.160
Dividends per Class B common share(5)	$0.099	$0.072	$0.072	$0.108	$0.144

Balance Sheet Data
Total assets	$314,054	$234,815	$294,198	$286,235	$349,071
Short-term debt	$—	$19,517	$—	$—	$65,711
Long-term debt	$—	$—	$52,353	$55,683	$55,683
Stockholders’ equity	$224,173	$129,863	$222,039	$141,430	$136,545

(1)	Our fiscal year ends on the Saturday nearest the end of May. Each of the fiscal years presented contain 52/53 weeks.
(2)	A goodwill impairment charge of $ 9.2 million, net of an income tax benefit of $ 2.3 million, was recorded during fiscal 2008. We recorded employee termination related charges of approximately $ 3.3 million during fiscal 2008, primarily relating to implementing a new business plan for Canvys . Canvys incurred inventory obsolescence charges during fiscal 2008 of $ 1.9 million.
(3)	Fiscal 2008 and fiscal 2007 have been restated to reflect the Transaction.
(4)	In fiscal 2007, we recorded retirement of long-term debt expenses of $ 2.5 million in Other Expenses, net as we entered into two separate exchange agreements in August 2006 with certain holders of our 8% convertible senior subordinated notes (8% notes) to purchase $ 14.0 million of the 8% notes . During fiscal 2007, we sold two buildings and land resulting in a gain of approximately $ 4.0 million. During the fourth quarter of fiscal 2007, we sold the Security Systems Division/Burtek Systems (“SSD/Burtek”) strategic business unit to Honeywell International Inc for $ 80 million. After transaction expenses paid through June 2, 2007, net cash proceeds from the sale were $ 78.1 million. The transaction resulted in an after-tax gain of $ 41.6 million after additional transaction costs of $ 2.5 million were accrued as of June 2, 2007. Loss from discontinued operations for fiscal 2007 was $ 2.4 million, net of tax. In addition, during fiscal 2007, we recorded $ 2.9 million of severance expense and other costs associated with the 2007 Restructuring Plan.
(5)	The dividend per Class B common share is 90% of the dividend per Class A common share.

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

•

Results of Continuing Operations—an analysis and comparison of our consolidated results of operations for the fiscal years ended May 28, 2011, May 29, 2010, and May 30, 2009, as reflected in our consolidated statements of operations.

•

Liquidity, Financial Position, and Capital Resources—a discussion of our primary sources and uses of cash for the fiscal years ended May 28, 2011, May 29, 2010, and May 30, 2009, and a discussion of selected changes in our financial position.

Business Overview

Richardson Electronics, Ltd. is incorporated in the state of Delaware. We are a leading global provider of engineered solutions, power grid and microwave tubes and related consumables, and customized display solutions, serving customers in the RF and microwave communications, military, marine, aviation, industrial, scientific, and medical markets. Our strategy is to provide specialized technical expertise and “engineered solutions” based on our core engineering and manufacturing capabilities. We provide solutions and add value through design-in support, systems integration, prototype design and manufacturing, testing, logistics, and aftermarket technical service and repair.

Our products include semiconductor fabrication equipment, electron tubes, microwave generators, and visual technology solutions. These products are used to control, switch or amplify electrical power signals, or are used as display devices in a variety of industrial, commercial, and communication applications.

On March 1, 2011, we completed the sale of the assets primarily used or held for use in, and certain liabilities of RFPD, as well as certain other Company assets, including our information technology assets, to Arrow in exchange for $238.8 million, which included an estimated pre-closing working capital adjustment of approximately $27.0 million. The final purchase price is subject to a post-closing working capital adjustment.

On June 29, 2011, we received notification from Arrow seeking a post-closing working capital adjustment, which would reduce the purchase price by approximately $4.2 million. The $4.2 million is included in our results from discontinued operations for the fiscal year ended May 28, 2011.

We have two continuing operating segments, which we define as follows:

Electron Device Group (“EDG”) provides engineered solutions and distributes electronic components to customers in diverse markets including the steel, automotive, textile, plastics, semiconductor manufacturing, and broadcast industries.

Canvys provides global integrated display solutions serving the financial, corporate enterprise, healthcare, industrial and medical OEM markets.

We currently have operations in the following major geographic regions:

•	North America;

•	Asia/Pacific;

•	Europe; and

•	Latin America.

Results of Continuing Operations

Overview—Fiscal Year Ended May 28, 2011

•	Net sales for fiscal 2011 were $158.9 million, up 17.4%, compared to net sales of $135.4 million during fiscal 2010.

•	Gross margin as a percentage of net sales decreased to 29.0% during fiscal 2011, compared to 30.5% during fiscal 2010.

•	Selling, general, and administrative expenses remained relatively flat at $43.3 million during fiscal 2011, compared to $43.2 million during fiscal 2010.

•	Operating income during fiscal 2011 was $2.8 million, compared to an operating loss of $1.9 million during fiscal 2010.

•	Income from continuing operations during fiscal 2011 was $2.0 million, or $0.11 per diluted common share, versus a net loss of $4.2 million during fiscal 2010.

•

Income from discontinued operations, net of tax, was $88.1 million, or $4.84 per diluted common share, during fiscal 2011 compared to $20.3 million, or $1.16 per diluted common share, during fiscal 2010.

•	Net income during fiscal 2011 was $90.1 million, or $4.95 per diluted common share, compared to net income of $16.1 million, or $0.92 per diluted common share, during fiscal 2010.

Net Sales and Gross Profit Analysis

During fiscal 2011 consolidated net sales increased 17.4% compared to fiscal 2010. Sales for EDG grew by 31.4%, offset by a 7.5% decline in sales for Canvys. Consolidated net sales during fiscal 2010 decreased 4.1% compared to fiscal 2009, reflecting an increase in EDG sales of 5.3%, offset by a 17.3% decline in sales for Canvys.

Net sales by segment and percent change for fiscal 2011, 2010, and 2009 were as follows (in thousands):

	FY 2011	FY 2010	FY 2009	FY11 vs. FY10 % Change	FY10 vs. FY09 % Change
Net Sales
EDG	$113,715	$86,541	$82,168	31.4%	5.3%
Canvys	45,152	48,831	59,019	(7.5%)	(17.3%)
Corporate	—	—	3

Total	$158,867	$135,372	$141,190	17.4%	(4.1%)

Consolidated gross profit was $46.1 million during fiscal 2011, compared to $41.3 million during fiscal 2010. Consolidated gross margin as a percentage of net sales decreased to 29.0% during fiscal 2011, from 30.5% during fiscal 2010. Gross margin during fiscal 2011 included expense related to inventory provisions for EDG and Canvys of $0.7 million and $0.3 million, respectively. Gross margin during fiscal 2010 included expense related to inventory provisions for Canvys of $0.2 million.

Consolidated gross profit was $41.3 million during fiscal 2010, compared to $33.6 million during fiscal 2009. Consolidated gross margin as a percentage of net sales increased to 30.5% during fiscal 2010, from 23.8% during fiscal 2009. Gross margin during fiscal 2010 included expense related to inventory provisions for Canvys of $0.2 million. Gross margin during fiscal 2010 improved slightly due to the sale of reserved inventory, as compared to fiscal 2009. EDG and Canvys incurred inventory provisions during fiscal 2009 of $5.0 million, and $2.6 million, respectively.

Gross profit reflects the distribution and manufacturing product margin less manufacturing variances, inventory obsolescence charges, customer returns, scrap and cycle count adjustments, engineering costs, and other provisions. Corporate gross profit for fiscal 2009 includes unallocated freight costs and other miscellaneous charges.

Gross profit by segment and percent of segment net sales for fiscal 2011, 2010, and 2009 were as follows (in thousands):

	FY 2011		FY 2010		FY 2009
Gross Profit
EDG	$35,020	30.8%	$28,721	33.2%	$21,512	26.2%
Canvys	11,093	24.6%	12,563	25.7%	12,405	21.0%

Subtotal	46,113	29.0%	41,284	30.5%	33,917	24.0%
Corporate	—		—		(318)

Total	$46,113	29.0%	$41,284	30.5%	$33,599	23.8%

Electron Device Group

Net sales for EDG increased 31.4% to $113.7 million during fiscal 2011, from $86.5 million during fiscal 2010. The increase reflects incremental sales volume from a strategic distribution agreement and growing demand as our customers benefited from improving economic conditions. Net sales of tubes increased to $75.3 million during fiscal 2011, as compared to $58.8 million during fiscal 2010, due primarily to increased worldwide demand from industrial manufacturers. Net sales of semiconductor fabrication equipment products increased to $25.6 million during fiscal 2011, as compared to $17.4 million during fiscal 2010. The semiconductor fabrication equipment industry, primarily in North America, continues to improve from the overall industry-wide decline experienced in fiscal 2009. Gross margin as a percentage of net sales decreased to 30.8% during fiscal 2011, as compared to 33.2% during fiscal 2010. This significant decline in gross margin percentage primarily reflects the lower-margin business under the terms of a strategic distribution agreement which began in March 2010. As the pricing commitments included in the strategic distribution agreement expire, we expect EDG’s gross margin percentage to improve.

Net sales for EDG increased 5.3% to $86.5 million during fiscal 2010, from $82.2 million during fiscal 2009, due primarily to an increase in tube and semiconductor fabrication equipment net sales. Net sales of tubes increased to $58.8 million during fiscal 2010, as compared to $57.0 million during fiscal 2009. The increase was due primarily to an increased demand from industrial manufacturers resulting from the usage of excess tube supply maintained during the economic downturn. Net sales of semiconductor fabrication equipment products increased to $17.4 million during fiscal 2010, as compared to $14.1 million during fiscal 2009. The semiconductor fabrication equipment industry, primarily in North America, has improved during fiscal 2010 from the overall industry-wide decline experienced in fiscal 2009. Gross margin as a percentage of net sales increased to 33.2% during fiscal 2010, as compared to 26.2% during fiscal 2009. Gross margin as a percentage of net sales from fiscal 2009 included $4.8 million of expense related to inventory provisions.

Canvys

Canvys net sales declined 7.5% to $45.2 million during fiscal 2011, from $48.8 million during fiscal 2010. Sales were down in both its original equipment manufacturer (“OEM”) and healthcare segments in North

America, while sales in Europe increased slightly. Gross margin as a percentage of net sales decreased to 24.6% during fiscal 2011 as compared to 25.7% during fiscal 2010, due primarily to an increase in inbound freight cost and inventory reserve expense during fiscal 2011.

Canvys net sales declined 17.3% to $48.8 million during fiscal 2010, from $59.0 million during fiscal 2009, due primarily to a decrease in medical industrial markets in North America along with a decrease in medical imaging and custom OEM sales in both North America and Europe. The decline of these product lines was due primarily to lower capital investments, primarily in hospitals and medical market manufacturers, as a result of the weakening global economy. Gross margin as a percentage of net sales increased to 25.7% during fiscal 2010 as compared to 21.0% during fiscal 2009, due primarily to shifts in customer mix and process improvements. Expense related to inventory provisions was $2.6 million during fiscal 2009.

Sales by Geographic Area

On a geographic basis, our sales are categorized by destination to include: North America; Europe; Asia/Pacific; Latin America; and Other.

Net sales by geographic area and percent change for fiscal 2011, 2010, and 2009 were as follows (in thousands):

	FY 2011	FY 2010	FY 2009	FY11 vs. FY10 % Change	FY10 vs. FY09 % Change
Net Sales
North America	$67,646	$64,265	$68,323	5.3%	(5.9%)
Asia/Pacific	26,354	20,943	18,964	25.8%	10.4%
Europe	54,040	40,800	45,118	32.5%	(9.6%)
Latin America	10,239	9,049	8,274	13.2%	9.4%
Other	588	315	511

Total	$158,867	$135,372	$141,190	17.4%	(4.1%)

Gross profit by geographic area and percent of geographic net sales for fiscal 2011, 2010, and 2009 were as follows (in thousands):

	FY 2011		FY 2010		FY 2009
Gross Profit
North America	$19,873	29.4%	$17,927	27.9%	$10,088	14.8%
Asia/Pacific	9,441	35.8%	7,550	36.1%	5,499	29.0%
Europe	14,356	27.8%	12,552	30.8%	11,484	25.5%
Latin America	4,093	40.0%	3,522	38.9%	2,846	34.4%
Other	(1,650)		(267)		3,682

Total	$46,113	29.0%	$41,284	30.5%	$33,599	23.8%

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses (“SG&A”) increased slightly during fiscal 2011 to $43.3 million from $43.2 million during fiscal 2010. SG&A as a percentage of sales, from continuing operations, improved 470 basis points to 27.2% during fiscal 2011 from 31.9% during fiscal 2010. SG&A costs for EDG increased approximately $1.7 million primarily due to incremental costs associated with a strategic distribution agreement. SG&A costs for Canvys decreased by approximately $0.8 million due to headcount reductions. Support function costs decreased approximately $0.8 million, which resulted from a $1.5 million decrease in employee related expenses due primarily to headcount reductions, partially offset by higher legal and operating expenses of $0.7 million.

SG&A for fiscal 2010 decreased to $43.2 million from $55.0 million during fiscal 2009. SG&A as a percentage of sales, from continuing operations, improved 700 basis points to 31.9% during fiscal 2010 from 38.9% during fiscal 2009. SG&A costs for EDG decreased $0.7 million due primarily to headcount reductions. SG&A costs for Canvys decreased by $3.6 million comprised of a $2.8 million decrease due to headcount reductions and a $0.8 million decrease in operating expenses. Support function costs decreased $7.5 million due to headcount reductions of $3.9 million and a $3.6 million reduction in operating expenses.

Goodwill and Intangible Assets

As of May 30, 2009, we had fully impaired all of our goodwill related to each of our segments.

During the fourth quarter of fiscal 2009, the results of our goodwill impairment tests indicated that the value of goodwill attributable to our EDG segment was fully impaired. The goodwill impairment tests revealed that the carrying values of these segments exceeded their fair value, and the carrying amount of goodwill of our EDG segment exceeded the implied goodwill value as of the February 28, 2009, measurement date. As a result, we recorded pre-tax goodwill impairment charge of $0.9 million for EDG, during the fourth quarter of fiscal 2009.

(Gain) Loss on Disposal of Assets

Loss on disposal of assets from continuing operations was less than $0.1 million during fiscal 2011.

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

Other (Income) Expense

Other (income) expense was expense of $0.4 million during fiscal 2011, compared with expense of $2.3 million during fiscal 2010. The decrease in expense during fiscal 2011 was due primarily to income from new investments, offset by unfavorable changes in foreign currency exchange rates relative to the U.S. dollar. Other (income) expense included investment/interest income of $0.4 million during fiscal 2011. Foreign exchange was a loss of $0.6 million during fiscal 2011, as compared to a foreign exchange loss of $1.1 million during fiscal 2010. Our foreign exchange gains and losses are primarily due to the translation of U.S. currency we have in non-U.S. bank accounts. We currently do not utilize derivative instruments to mitigate our risk with respects to foreign currency. Fiscal 2011 included a loss of $0.1 million related to the redemption of our 7 3/4% convertible senior subordinated notes, while fiscal 2010 included a loss of $0.2 million related to the redemption of $7.7 million of our 8% convertible senior subordinated notes, as well as the redemption of $25.2 million of our 7 3/4% convertible senior subordinated notes. Interest expense decreased to $0.1 million during fiscal 2011, as compared to $1.2 million during fiscal 2010, due to the full redemption of our convertible notes. See Note 6 “Debt” of the notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for additional discussion on the redemption of our short-term debt and interest expense.

Other (income) expense was an expense of $2.3 million during fiscal 2010, compared with income of $1.1 million during fiscal 2009. The increase in expense during fiscal 2010 was due primarily to unfavorable changes in foreign currency exchange rates relative to the U.S. dollar and a loss related to the redemption of a portion of our short-term debt. Other (income) expense included a foreign exchange loss of $1.1 million during fiscal 2010, as compared to a foreign exchange gain of $1.3 million during fiscal 2009. Our foreign exchange gains and losses are primarily due to the translation of our U.S. currency we have in non-U.S. bank accounts. We currently do not utilize derivative instruments to mitigate our risk with respects to foreign currency. Fiscal 2010 included a loss of $0.2 million related to the redemption of $7.7 million of our 8% convertible senior subordinated notes, as well as the redemption of $25.2 million of our 7 3/4% convertible senior subordinated notes. Comparatively, fiscal 2009 included a gain of $0.8 million related to the redemption of $3.3 million of our 8% convertible senior subordinated notes. Interest expense increased to $1.2 million during fiscal 2010, as compared to $1.0 million during fiscal 2009. See Note 6 “Debt” of the notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for additional discussion on the redemption of our short-term debt and interest expense.

Income Tax Provision (Benefit)

Our income tax provision during fiscal 2011 and 2009 was $0.5 million and $0.6 million, respectively, while fiscal 2010 included an income tax benefit of $0.1 million.

The effective income tax rates for continuing operations during fiscal 2011, 2010, and 2009, were 19.1%, (2.4%), and 28.1%, respectively. The difference between the effective tax rates as compared to the U.S. federal statutory rate of 35% during fiscal 2011 and 2010, and 34% during fiscal 2009, primarily results from our geographical distribution of taxable income or losses, release of valuation allowances related to net operating losses, and release of various income tax reserves due to audit closures or statutes expiring.

As of May 28, 2011, all domestic federal net operating loss (“NOL”) carryforwards were fully utilized. Domestic state NOL carryforwards amounted to approximately $2.0 million, primarily related to states where the utilization of NOLs have been suspended for the next four taxable years. Foreign NOL carryforwards totaled approximately $0.9 million with various or indefinite expiration dates. The alternative minimum tax credit carryforward and all foreign tax credit carryforwards were also fully utilized as of May 28, 2011. Based on this, our future U.S. federal statutory tax rate is expected to be closer to 35%, our state effective tax rate is expected to be approximately 3.5%, and our foreign effective tax rate is expected to be approximately 25%.

Income taxes paid, including foreign estimated tax payments, were $3.4 million, $1.5 million, and $2.6 million during fiscal 2011, 2010, and 2009, respectively.

As of May 28, 2011, $41.1 million of cumulative positive earnings of some of our foreign subsidiaries are still considered permanently reinvested pursuant to ASC 740-30, Income Taxes—Other Considerations or Special Areas (“ASC 740-30”). Due to various tax attributes that are continuously changing, it is not practical to determine what, if any, tax liability might exist if such earnings were to be repatriated.

In the normal course of business, we are subject to examination by taxing authorities throughout the world. We are no longer subject to either U.S. federal, state or local, or non-U.S. tax examinations by tax authorities for years prior to fiscal 2004. Currently, we are under federal audit in the U.S. for fiscal years 2009 and 2010. Based on the recent commencement of the audit, no tax matters have arisen that would result in material adjustments. Our primary foreign tax jurisdictions are China, Japan, Germany, Singapore, and the Netherlands. We have tax years open in Singapore beginning in fiscal 2004; in Japan beginning in fiscal 2005; in the Netherlands and Germany beginning in fiscal 2006; and in China beginning in calendar year 2006.

Discontinued Operations

Arrow Transaction

On March 1, 2011, we completed the closing of the Transaction. The total consideration paid by Arrow at the closing of the Transaction was $238.8 million which included an estimated pre-closing working capital adjustment. The final purchase price is subject to a post-closing working capital adjustment.

On June 29, 2011, we received notification from Arrow seeking a post-closing working capital adjustment, which would reduce the purchase price by approximately $4.2 million. The $4.2 million is included in our results from discontinued operations for the fiscal year ended May 28, 2011.

Following the Transaction, the Compensation Committee of our Board of Directors granted cash bonus compensation to certain executive officers and former employees in recognition of their efforts for successfully completing the Transaction. The cash bonus compensation amount awarded was approximately $3.8 million, and was recorded as expense from discontinued operations during the fourth quarter of fiscal 2011.

To help facilitate the transition of RFPD to Arrow, we agreed to provide certain transitional services to Arrow such as financial support services, warehouse services, and access to facilities in accordance with the terms of the Transition Services Agreement. Arrow also agreed to provide certain transitional services such as information technology services, warehouse services, and access to facilities and equipment in accordance with the terms of the Transition Services Agreement. The duration of the transitional services are less than one year from March 1, 2011, except for the information technology services which is three years. In addition, we entered into a Manufacturing Agreement with Arrow, in connection with the Transaction, for a term of three years. Pursuant to the Manufacturing Agreement, we agreed to manufacture certain products for Arrow.

The Transition Services Agreement, which commenced on March 1, 2011, will allow us to exert very limited influence over Arrow’s operating and financial policies. Also, the continuing cash flows related to our Transition Services Agreement as well as the Manufacturing Agreement, are insignificant. We believe it is appropriate to include fees and associated costs with the Transition Services Agreement that relate to financial support, certain facilities, and certain warehouse services in discontinued operations as they relate specifically to RFPD. We further believe it is appropriate to treat the revenue and costs associated with the Manufacturing Agreement as discontinued operations as it relates specifically to RFPD.

Honeywell Transaction

On May 31, 2007, we completed the sale of the Security Systems Division/Burtek Systems (“SSD/Burtek”) to Honeywell International Inc. (“Honeywell”). The sale agreement of SSD/Burtek to Honeywell contemplated a post-closing working capital-based purchase price adjustment. During the third quarter of fiscal 2008, we received notification from Honeywell seeking a purchase price adjustment and we issued a dispute notice in a timely manner. On December 18, 2009, we reached an agreement with Honeywell to settle the pending working capital disputes as well as other related claims. As a result, we recorded $1.2 million of expense, net of zero tax effect, as a loss from discontinued operations during fiscal 2010.

Financial Summary—Discontinued Operations

Summary financial results for fiscal 2011, 2010, and 2009 are presented in the following table (in thousands):

	Fiscal 2011	Fiscal 2010	Fiscal 2009
Net sales	$321,826	$356,475	$355,189
Gross profit	66,718	76,727	76,031
Selling, general, and administrative expenses	44,570	53,831	55,497
Goodwill impairment	—	—	557
(Gain) loss on disposal of assets	5	(1)	3
Interest expense, net	387	2,718	3,345
Foreign exchange gain	(258)	—	—
Pre-tax gain on sale	(111,432)	—	—
Income tax provision (benefit)	45,354	(98)	1,150
Income from discontinued operations, net of tax	88,092	20,277	15,479

In accordance with ASC 205-20, the allocation of interest expense to discontinued operations of other consolidated interest that is not directly attributable to or related to other operations of the entity is permitted but not required. The consolidated interest that cannot be attributed to other operations of the entity is allocated based on the ratio of net assets to be sold or discontinued to the total consolidated net assets. We appropriately allocated approximately $0.4 million, $2.7 million, and $3.3 million of interest expense to discontinued operations for fiscal 2011, 2010, and 2009, respectively, using the ratio of net assets that we sold or that became discontinued to total assets.

Assets and liabilities classified as discontinued operations on our consolidated balance sheets as of May 28, 2011, and May 29, 2010, include the following (in thousands):

	May 28, 2011	May 29, 2010
Accounts receivable	$2,356	$78,929
Inventories	1,152	51,933
Prepaid expenses and other assets	110	3,076
Current deferred income taxes	400	2,087
Property, plant, and equipment, net	—	10,662
Non-current deferred income taxes	—	2,030

Discontinued operations—Assets	$4,018	$148,717

Accounts payable	$—	$43,549
Accrued liabilities(1)	13,771	8,770
Other non-current liabilities	—	1,047
Long-term income tax liabilities	1,622	3,221

Discontinued operations—Liabilities	$15,393	$56,587

(1)	Accrued liabilities as of May 28, 2011, includes $11.7 million due to Arrow which includes a $4.2 million proposed purchase price adjustment, $6.0 million for receivables collected by the Company on behalf of Arrow, and vacation and pension funds of $1.5 million in connection with the Transaction. There is also approximately $5.1 million of other accrued liabilities including severance and success bonuses recorded in connection with the Transaction. These amounts are partially offset by approximately $3.0 million owed to the Company from Arrow in connection with the Transaction which consists of fees for transition services, facility lease deposits, severance costs, and indirect taxes.

In accordance with ASC 230, Statement of Cash Flows, entities are permitted but not required to separately disclose, either in the statement of cash flows or footnotes to the financial statements, cash flows pertaining to discontinued operations. Entities that do not present separate operating cash flow information related to discontinued operations must do so consistently for all periods presented, which may include periods long after the sale or liquidation of the operation. We currently do not have cash balances that are specific to RFPD and as a result, we believe that it is appropriate to not present separate cash flows from discontinued operations on our statement of cash flows.

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

Cash and cash equivalents were $171.0 million at May 28, 2011, excluding CD’s and time deposits classified as short-term investments of $52.1 million and long-term investments of $16.3 million, as compared to $29.0 million at May 29, 2010.

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

Upon closing the Transaction, we received $238.8 million which included an estimated pre-closing working capital adjustment. On June 29, 2011, we received notification from Arrow seeking a post-closing working capital adjustment of approximately $4.2 million. We believe we will continue to have sufficient liquidity to fund our future growth strategies for our remaining business.

Cash Flows from Operating Activities

Cash flows provided by operating activities, including our discontinued operations, during fiscal 2011 was $2.1 million. The $2.1 million included a pre-tax gain on the sale of RFPD of $111.4 million, offset by a source of cash of $117.5 million created from the change in assets and liabilities due to the Transaction. Excluding the Transaction, cash used by operating activities, including discontinued operations, was $4.0 million.

Cash provided by operating activities, including our discontinued operations, during fiscal 2010 was $24.3 million, due primarily to lower inventory balances and higher accounts payable, partially offset by higher accounts receivable balances. The decline in inventory balances of $0.4 million, excluding the impact of foreign exchange of $0.7 million and inventory provisions of $1.3 million, during fiscal 2010, was due primarily to increased sales volume and higher inventory turns. The increase in accounts payable balances of $9.1 million, excluding the impact of foreign exchange of $0.4 million, during fiscal 2010, was due primarily to the timing of payments. The increase in accounts receivable balances of $8.0 million, excluding the impact of foreign currency exchange of $1.4 million during fiscal 2010, was due primarily to higher sales volume during the third and fourth quarters of fiscal 2010.

Cash Flows from Investing Activities

Net cash provided by investing activities, including our discontinued operations, of $160.0 million during fiscal 2011, was due primarily to proceeds from the sale of RFPD of $229.0 million, partially offset by the purchase of $68.4 million in time deposits and CDs, capital expenditures of $0.5 million for information technology projects and building improvements, and $0.1 million for market value adjustments on our investments.

Net cash used in investing activities, including our discontinued operations, of $2.4 million during fiscal 2010, was due primarily to capital expenditures of $1.3 million for information technology projects and building improvements, and $1.0 million for the cash settlement related to SSD/Burtek.

Cash Flows from Financing Activities

Net cash used in financing activities, including our discontinued operations, of $24.5 million during fiscal 2011 was due primarily to the repayment of our short-term debt, repurchase of common stock, and cash dividends paid, partially offset by proceeds from the issuance of common stock. Net cash used in financing activities, including our discontinued operations, of $35.7 million during fiscal 2010 was due primarily to cash dividends paid, the repurchase of our 8% convertible senior subordinated notes and repurchases of our common stock.

Dividend payments during fiscal 2011 were approximately $1.9 million. All future payments of dividends are at the discretion of the Board of Directors. Dividend payments will depend on earnings, capital requirements, operating conditions, and such other factors that the Board may deem relevant.

As of May 28, 2011, there were no amounts outstanding under the revolving credit agreement, as we paid down the $22.0 million outstanding balance, plus accrued and unpaid interest, and terminated the agreement on February 28, 2011. On June 11, 2010, we redeemed all $19.5 million of the aggregate outstanding principal amount of our 7 3/4% Notes, at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest. See Note 6 “Debt” of our consolidated financial statements for further discussion on the redemption.

Contractual Obligations

Contractual obligations by expiration period are presented in the table below as of May 28, 2011 (in thousands):

	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
Lease obligations(1)	$1,371	$671	$296	$191	$2,529
IT services(2)	—	5,925	—	—	5,925

Total	$1,371	$6,596	$296	$191	$8,454

(1)	Lease obligations are related to certain warehouse and office facilities under non-cancelable operating leases.
(2)	IT services are related to the Transaction.

We believe that existing sources of liquidity, including current cash, will provide sufficient resources to meet known capital requirements and working capital needs for the fiscal year ending June 2, 2012.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management continuously evaluates the significant estimates, including the allowance for doubtful accounts, inventory obsolescence, goodwill impairment testing, income taxes, contingencies, and litigation. Management bases the estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances, however, actual results could differ from those estimates.

The policies discussed below are considered by management to be critical to understanding our financial position and results of operations. Their application involves significant judgments and estimates in preparation of our consolidated financial statements. For all of these policies, management cautions that future events rarely develop exactly as forecasted, and the best estimates routinely require adjustment.

Allowance for Doubtful Accounts

Our allowance for doubtful accounts includes estimated losses that result from uncollectible receivables. The estimates are influenced by the following: continuing credit evaluation of customers’ financial conditions;

aging of receivables, individually and in the aggregate; a large number of customers which are widely dispersed across geographic areas; collectability and delinquency history by geographic area; and the fact that no single customer accounts for more than 10% of net sales. Significant changes in one or more of these considerations may require adjustments affecting net income and net carrying value of accounts receivable. The allowance for doubtful accounts was approximately $0.4 million and $0.4 million as of May 28, 2011, and May 29, 2010, respectively.

Impairment of Investments

We hold a portfolio of investment securities and periodically assess its recoverability. In the event of a decline in fair value of an investment, judgment is made whether the decline is other than temporary. Management’s assessment as to the nature of a decline is largely based on the duration of that market decline, financial health of and specific prospects for the issuer, and our cash requirements and intent to hold the investment. If an investment is impaired and the decline in market value is considered to be other than temporary, an appropriate write-down is recorded. We recognized investment impairment charges of less than $0.1 million during fiscal 2009. We did not recognize any investment impairment charges during fiscal 2011 and 2010.

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

Inventories

Our worldwide inventories are stated at the lower of cost or market, generally using a weighted-average cost method. Our inventories included $28.0 million of finished goods and $2.9 million of raw materials and work-in-progress.

Provisions for obsolete or slow moving inventories are recorded based upon regular analysis of stock rotation privileges, obsolescence, the exiting of certain market segments, and assumptions about future demand and market conditions. If future demand, changes in the industry, or market conditions differ from management’s estimates, additional provisions may be necessary.

We recorded provisions to our inventory reserves of $1.1 million, $0.2 million, and $7.6 million during fiscal 2011, 2010, and 2009, respectively, which were included in cost of sales. The provisions were principally for obsolete and slow moving parts. The parts were written down to estimated realizable value.

Discontinued Operations

In accordance with ASC 205-20, Presentation of Financial Statements—Discontinued Operations (“ASC 205-20”), we reported the financial results of RFPD as a discontinued operation. Refer to Note 4 “Discontinued Operations” of our notes to our consolidated financial statements for additional discussion on the sale of RFPD.

Loss Contingencies

We accrue a liability for loss contingencies when it is probable that a liability has been incurred and the amount can be reasonably estimated. When only a range of a possible loss can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. If we determine that there is at least a reasonable possibility that a loss may have been incurred, we will include a disclosure describing the contingency.

Long-Lived Assets

We periodically evaluate the recoverability of the carrying amounts of our long-lived assets, including software, property, plant and equipment. We assess in accordance with ASC 360-10, Property, Plant, and Equipment—Impairment or Disposal of Long-Lived Assets (“ASC 360-10”), the possibility of long-lived assets being impaired when events trigger the likelihood.

Impairment is assessed when the expected cash flows to be derived from an asset are less than its carrying amount. If impairment exists, the carrying value of the impaired asset is reduced to its net realizable value. The impairment charge is recorded in operating results. The results of our impairment tests for fiscal 2011 and 2010 indicated no impairment of our long-lived assets.

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

Stock Compensation

Effective June 4, 2006, we adopted ASC 718-10, Compensation—Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation cost at fair value for all share-based payments, including stock options. We estimate fair value using the Black-Scholes option-pricing model, which requires assumptions such as expected volatility, risk-free interest rate, expected life, and dividends. Compensation cost is recognized using a graded-vesting schedule over the applicable vesting period, or date on which retirement eligibility is achieved, if shorter (non-substantive vesting period approach.) See Note 3 “Significant Accounting Policies” of the notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further information.

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

New Accounting Pronouncements

In May 2011, the FASB issued ASC Update No. 2011-05, Comprehensive Income: Presentation of Comprehensive Income, (“ASC Update No. 2011-05”). This amends the FASB Accounting Standards Codification to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with the total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU Update No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU Update No. 2011-05 should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim period within those years, beginning after December 15, 2011, and as such, we will adopt ASC Update No. 2011-05 during our third quarter of fiscal 2012.

In October 2009, the FASB issued ASC update No 2009-13, Revenue Recognition, (“ASC Update No. 2009-13”), which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, the guidance amends the criteria in FASB ASC Subtopic 605-25, Revenue Recognition-Multiple-Element Arrangements, for separating consideration in multiple-deliverable arrangements. The guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. The guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, the guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. ASC Update No. 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The adoption of this guidance did not have a significant impact on our consolidated financial position or results of operations.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

Risk Management and Market Sensitive Financial Instruments

We are exposed to various market risks. The primary financial risks include foreign currency exchange risks, as certain operations, assets, and liabilities of ours are denominated in foreign currencies. We manage these risks through normal operating activities.

The interpretation and analysis of these disclosures should not be considered in isolation since such variances in exchange rates and interest rates would likely influence other economic factors. Such factors, which are not readily quantifiable, would likely also affect our operations. Additional disclosure regarding various market risks are set forth in Part I, Item 1A, “Risk Factors” of our Annual Report on this Form 10-K.

Foreign Currency Exposure

Even though we take into account current foreign currency exchange rates at the time an order is taken, our financial statements denominated in a non-U.S. functional currency are subject to foreign exchange rate fluctuations.

Our foreign denominated assets and liabilities are cash, accounts receivable, inventory, accounts payable, and intercompany receivables and payables, as we conduct business in countries of the European Union, Asia/Pacific and, to a lesser extent, Canada and Latin America. We could manage foreign exchange exposures by using currency clauses in sales contracts, local debt to offset asset exposures, and forward contracts to hedge significant transactions. We have not entered into any forward contracts in fiscal 2011, fiscal 2010, or fiscal 2009.

Had the U.S. dollar changed unfavorably 10% against various foreign currencies, foreign denominated net sales would have been lower by an estimated $15.7 million during fiscal 2011 and an estimated $13.2 million during fiscal 2010. Total assets would have declined by an estimated $29.4 million as of the fiscal year ended May 28, 2011, and an estimated $28.6 million as of the fiscal year ended May 29, 2010, while the total liabilities would have decreased by an estimated $1.5 million as of the fiscal year ended May 28, 2011, and an estimated $1.7 million as of the fiscal year ended May 29, 2010.

The interpretation and analysis of these disclosures should not be considered in isolation since such variances in interest rates and exchanges rates would likely influence other economic factors. Such factors, which are not readily quantifiable, would likely also affect our operations.

ITEM 8. Financial Statements and Supplementary Data

Richardson Electronics, Ltd.

Consolidated Balance Sheets

(in thousands, except per share amounts)

	May 28, 2011	May 29, 2010
Assets
Current assets:
Cash and cash equivalents	$170,975	$29,038
Accounts receivable, less allowance of $438 and $369	22,374	19,762
Inventories	30,853	26,797
Prepaid expenses and other assets	5,768	1,438
Deferred income taxes	2,084	317
Investments—current	52,116	—
Discontinued operations—assets	4,018	148,717

Total current assets	288,188	226,069

Non-current assets:
Property, plant and equipment, net	5,216	6,013
Deferred financing costs, net	—	60
Non-current deferred income taxes	3,994	1,541
Investments—non-current	16,656	1,132

Total non-current assets	25,866	8,746

Total assets	$314,054	$234,815

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$17,814	$18,067
Accrued liabilities	43,719	10,037
Short-term debt	—	19,517
Discontinued operations—liabilities	13,771	53,366

Total current liabilities	75,304	100,987

Non-current liabilities:
Long-term income tax liabilities	12,568	254
Other non-current liabilities	387	490
Discontinued operations-non-current liabilities	1,622	3,221

Total non-current liabilities	14,577	3,965

Total liabilities	89,881	104,952

Commitments and contingencies	—	—

Stockholders’ equity
Common stock, $0.05 par value; issued 14,921 shares at May 28, 2011, and 16,029 shares at May 29, 2010	746	802
Class B common stock, convertible, $0.05 par value; issued 2,952 shares at May 28, 2011, and 3,048 shares at May 29, 2010	147	152
Preferred stock, $1.00 par value, no shares issued	—	—
Additional paid-in-capital	112,179	120,998
Common stock in treasury, at cost, 112 shares at May 28, 2011, and 1,355 shares at May 29, 2010	(1,493)	(8,503)
Retained earnings	101,053	12,925
Accumulated other comprehensive income	11,541	3,489

Total stockholders’ equity	224,173	129,863

Total liabilities and stockholders’ equity	$314,054	$234,815

Richardson Electronics, Ltd.

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Fiscal Year Ended
	May 28, 2011	May 29, 2010	May 30, 2009
Statements of Operations
Net sales	$158,867	$135,372	$141,190
Cost of sales	112,754	94,088	107,591

Gross profit	46,113	41,284	33,599
Selling, general, and administrative expenses	43,255	43,183	54,951
Goodwill impairment	—	—	915
Loss on disposal of assets	12	20	5,851

Operating income (loss)	2,846	(1,919)	(28,118)

Other (income) expense:
Interest expense	141	1,176	997
Investment/interest income	(369)	(34)	(71)
Foreign exchange (gain) loss	607	1,116	(1,316)
(Gain) loss on retirement of short-term debt	60	203	(849)
Other, net	(43)	(130)	164

Total other (income) expense	396	2,331	(1,075)

Income (loss) from continuing operations before income taxes	2,450	(4,250)	(27,043)
Income tax provision (benefit)	468	(68)	600

Income (loss) from continuing operations	1,982	(4,182)	(27,643)
Income from discontinued operations, net of tax	88,092	20,277	15,479

Net income (loss)	$90,074	$16,095	$(12,164)

Net income per Common share—Basic:
Income (loss) from continuing operations	$0.11	$(0.24)	$(1.57)
Income from discontinued operations	4.99	1.16	0.88

Total net income (loss) per Common share—Basic:	$5.10	$0.92	$(0.69)

Net income per Class B common share—Basic:
Income (loss) from continuing operations	$0.10	$(0.21)	$(1.41)
Income from discontinued operations	4.49	1.04	0.79

Total net income (loss) per Class B common share—Basic:	$4.59	$0.83	$(0.62)

Net income per Common share—Diluted:
Income (loss) from continuing operations	$0.11	$(0.24)	$(1.57)
Income from discontinued operations	4.84	1.16	0.88

Total net income (loss) per Common share—Diluted:	$4.95	$0.92	$(0.69)

Net income per Class B common share—Diluted:
Income (loss) from continuing operations	$0.10	$(0.21)	$(1.41)
Income from discontinued operations	4.43	1.04	0.79

Total net income (loss) per Class B common share—Diluted:	$4.53	$0.83	$(0.62)

Weighted average number of shares:
Common shares—Basic	14,926	14,766	14,857

Class B common shares—Basic	3,019	3,048	3,048

Common shares—Diluted	18,203	14,766	14,857

Class B common shares—Diluted	3,019	3,048	3,048

Dividends per common share	$0.110	$0.080	$0.080

Dividends per Class B common share	$0.099	$0.072	$0.072

Richardson Electronics, Ltd.

Consolidated Statements of Cash Flows

(in thousands)

	Fiscal Year Ended
	May 28, 2011	May 29, 2010	May 30, 2009
Operating activities:
Net income	$90,074	$16,095	$(12,164)
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Pre-tax gain on sale of RFPD	(111,432)	—	—
Depreciation and amortization	1,964	4,052	4,546
Inventory provisions	1,926	1,260	9,835
Settlement from SSD transaction	—	1,173	—
(Gain) Loss on retirement of short-term debt	60	204	(849)
Disposal of assets	(11)	19	5,854
Impairment of goodwill	—	—	1,472
Stock compensation expense	1,188	657	630
Deferred income taxes	252	(146)	(126)
Accounts receivable	(6,611)	(8,002)	12,219
Inventories	(17,491)	444	244
Prepaid expenses	(6,108)	556	(620)
Accounts payable	2,043	9,070	(4,950)
Accrued liabilities	35,486	663	(3,349)
Long-term income tax liabilities	12,091	(1,298)	—
Other	(1,291)	(416)	(1,661)

Net cash provided by operating activities	2,140	24,331	11,081

Investing activities:
Capital expenditures	(533)	(1,332)	(1,197)
Settlement from SSD transaction	—	(1,000)	—
Proceeds from sale of assets	3	6	189
Proceeds from sale of RFPD, less costs to sell	228,973	—	—
Contingent purchase price consideration	—	—	2
(Gain) loss on sale of investments	(6)	(35)	1
Market value adjustments	(64)	7	—
Purchase of time deposits/CDs	(68,366)	—	—
Proceeds from sales of available-for-sale securities	186	186	161
Purchases of available-for-sale securities	(186)	(186)	(161)

Net cash provided by (used in) investing activities	160,007	(2,354)	(1,005)

Financing activities:
Proceeds from borrowings	181,800	45,100	120,000
Payments on debt	(181,800)	(45,100)	(120,000)
Payments on retirement of short-term debt	(19,517)	(32,807)	(2,364)
Repurchase of common stock	(8,838)	(2,192)	—
Proceeds from issuance of common stock	5,434	680	5
Tax benefit from stock option exercises	346	—	—
Cash dividends paid	(1,946)	(1,399)	(1,409)
Other	—	(1)	—

Net cash used in financing activities	(24,521)	(35,719)	(3,768)

Effect of exchange rate changes on cash and cash equivalents	4,311	(1,107)	(2,463)

Increase (decrease) in cash and cash equivalents	141,937	(14,849)	3,845
Cash and cash equivalents at beginning of period	29,038	43,887	40,042

Cash and cash equivalents at end of period	$170,975	$29,038	$43,887

Supplement Disclosure of Cash Flow Information:
Cash paid during the fiscal year for:
Interest	$1,229	$5,001	$4,422
Income taxes	$3,356	$1,468	$2,580

Richardson Electronics, Ltd.

Consolidated Statement of Stockholders’ Equity and Comprehensive Income (loss)

(in thousands)

	Comprehensive Income (Loss)	Common	Class B Common	Par Value	Additional Paid In Capital	Common Stock in Treasury	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance May 31, 2008:		15,929	3,048	$949	$119,735	$(6,310)	$11,098	$15,958	$141,430
Comprehensive income (loss)
Net income	$(12,164)	—	—	—	—	—	(12,164)	—	(12,164)
Foreign currency translation	(9,724)	—	—	—	—	—	—	(9,724)	(9,724)
Fair value adjustments on investments	(75)	—	—	—	—	—	—	(75)	(75)

Comprehensive income	$(21,963)

Share-based compensation:
Non-vested restricted stock		—	—	—	32	—	—	—	32
Stock options		—	—	—	598	—	—	—	598
Common stock:
Employee stock option grant		1	—	—	5	—	—	—	5
Dividends paid to:
Common ($ 0.08 per share)		—	—	—	—	—	(1,189)	—	(1,189)
Class B ($ 0.072 per share)		—	—	—	—	—	(220)	—	(220)

Balance May 30, 2009:		15,930	3,048	$949	$120,370	$(6,310)	$(2,475)	$6,159	$118,693

Comprehensive income (loss)
Net income	$16,095	—	—	—	—	—	16,095	—	16,095
Foreign currency translation	(2,663)	—	—	—	—	—	—	(2,663)	(2,663)
Fair value adjustments on investments	(7)	—	—	—	—	—	—	(7)	(7)

Comprehensive income	$13,425

Share-based compensation:
Non-vested restricted stock		—	—	—	29	—	—	—	29
Stock options		—	—	—	628	(11)	—	—	617
Common stock:
Employee stock option grant		—	—	5	5	—	—	—	10
Options Exercised		99	—	—	670	—	—	—	670
ESOP transfer		—	—	—	—	10	—	—	10
Repurchase of common stock		—	—	—	—	(2,192)	—	—	(2,192)
Dividends paid to:
Common ($ 0.08 per share)		—	—	—	(594)	—	(585)	—	(1,179)
Class B ($ 0.072 per share)		—	—	—	(110)	—	(110)	—	(220)

Balance May 29, 2010:		16,029	3,048	$954	$120,998	$(8,503)	$12,925	$3,489	$129,863

Comprehensive income (loss)
Net income	$90,074	—	—	—	—	—	90,074	—	90,074
Foreign currency translation	7,988	—	—	—	—	—	—	7,988	7,988
Fair value adjustments on investments	64	—	—	—	—	—	—	64	64

Comprehensive income	$98,126

Richardson Electronics, Ltd.

Consolidated Statement of Stockholders’ Equity and Comprehensive Income (loss)—(Continued)

(in thousands)

	Comprehensive Income (Loss)	Common	Class B Common	Par Value	Additional Paid In Capital	Common Stock in Treasury	Retained Earnings	Accumulated Other Comprehensive Income	Total
Share-based compensation:
Non-vested restricted stock		—	—	—	11	—	—	—	11
Stock options		—	—	—	1,177	—	—	—	1,177
Common stock:
Employee stock option grant		1	—	—	5	—	—	—	5
Options Exercised		700	—	34	5,741	—	—	—	5,775
Converted Class B to Common		96	(96)	—	—	—	—	—	—
Repurchase of common stock		—	—	—	—	(8,837)	—	—	(8,837)
Treasury stock		(1,905)	—	(95)	(15,753)	15,847	—	—	(1)
Dividends paid to:
Common ($ 0.11 per share)		—	—	—	—	—	(1,647)	—	(1,647)
Class B ($ 0.099 per share)		—	—	—	—	—	(299)	—	(299)

Balance May 28, 2011:		14,921	2,952	$893	$112,179	$(1,493)	$101,053	$11,541	$224,173

Notes to Consolidated Financial Statements

(in thousands, except per share amounts)

1. DESCRIPTION OF THE COMPANY

Richardson Electronics, Ltd. is incorporated in the state of Delaware. We are a leading global provider of engineered solutions, power grid and microwave tubes and related consumables, and customized display solutions serving customers in the RF and microwave communications, military, marine, aviation, industrial, scientific, and medical markets. Utilizing its core engineering and manufacturing capabilities, our strategy is to provide specialized technical expertise and “engineered solutions.” We provide solutions and add value through design-in support, systems integration, prototype design and manufacturing, testing, logistics, and aftermarket technical service and repair.

Our products include power semiconductors, electron tubes, microwave generators, and visual technology solutions. These products are used to control, switch or amplify electrical power signals, or are used as display devices in a variety of industrial, commercial, and communication applications.

2. BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for all fiscal years presented.

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

The consolidated balance sheet for the fiscal year ended May 29, 2010, and our consolidated statements of operations for the three and twelve months ended May 29, 2010, and May 30, 2009, have been restated to reflect the Transaction. Refer to Note 4 “Discontinued Operations” of our notes to our consolidated financial statements for additional discussion on the sale of RFPD.

Our fiscal year 2011 began on May 30, 2010, and ended on May 28, 2011. Unless otherwise noted, all references to a particular year in this document shall mean our fiscal year.

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

Fair Values of Financial Instruments: The fair values of financial instruments are determined based on quoted market prices and market interest rates as of the end of the reporting period. Our financial instruments include accounts receivable, accounts payable, accrued liabilities, and long-term debt. The fair values of these financial instruments were not materially different from their carrying values at May 28, 2011, and May 29, 2010.

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

Cash and Cash Equivalents: We consider short-term, highly liquid investments that are readily convertible to known amounts of cash, and so near their maturity that they present insignificant risk of changes in value because of changes in interest rates, and that have a maturity of three months or less, when purchased, to be cash equivalents. The carrying amounts reported in the balance sheet for cash and cash equivalents approximate the fair market value of these assets.

Allowance for Doubtful Accounts: Our allowance for doubtful accounts includes estimated losses that result from uncollectible receivables. The estimates are influenced by the following: continuing credit evaluation of customers’ financial conditions; aging of receivables, individually and in the aggregate; a large number of customers which are widely dispersed across geographic areas; collectability and delinquency history by geographic area; and the fact that no single customer accounts for more than 10% of net sales. Significant changes in one or more of these considerations may require adjustments affecting net income and net carrying value of accounts receivable. The allowance for doubtful accounts was approximately $0.4 million as of May 28, 2011, and $0.4 million as of May 29, 2010.

Inventories: Our worldwide inventories are stated at the lower of cost or market, generally using a weighted-average cost method. Our inventories include $28.0 million of finished goods and $2.9 million of raw materials and work-in-progress.

Property, Plant and Equipment: Property, plant and equipment are stated at cost, net of accumulated depreciation. Improvements and replacements are capitalized while expenditures for maintenance and repairs are charged to expense as incurred. Provisions for depreciation are computed using the straight-line method over the estimated useful life of the asset. Depreciation expense was approximately $1.2 million, $1.4 million, and $1.6 million during fiscal 2011, 2010, and 2009, respectively. Property, plant and equipment consist of the following (in thousands):

	May 28, 2011	May 29, 2010
Land and improvements	$1,388	$1,331
Buildings and improvements	18,515	18,332
Computer and communications equipment	1,651	2,257
Machinery and other equipment	4,904	4,894

	26,458	26,814
Accumulated depreciation	(21,242)	(20,801)

Property, plant, and equipment, net	$5,216	$6,013

Supplemental disclosure information of the estimated useful life of the asset:

Land improvements	10 years
Buildings and improvements	10 – 30 years
Computer and communications equipment	3 – 10 years
Machinery and other equipment	3 – 10 years

In accordance with ASC 350-40, Intangibles—Goodwill and Other: Internal-Use Software (“ASC 350-40”) during the third quarter of fiscal 2009, we made the decision not to proceed with the implementation of various modules of enterprise resource management software that were in the development stage and were capitalized in accordance with ASC 350-40. As a result, we recorded a loss on disposal of assets of $5.8 million during the third quarter of fiscal 2009.

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

Investments: During fiscal 2011, we invested in time deposits and certificate of deposits (“CD”) in the amount of $68.4 million. Of this, $52.1 million mature in less than twelve months and $16.3 million mature in greater than twelve months. The fair value of these investments is the face value of each time deposit and CD.

We also have investments in equity securities, all of which are classified as available-for-sale and are carried at their fair value based on quoted market prices. Our investments, which are included in non-current assets, had a carrying amount of $0.4 million and $0.3 million at May 28, 2011, and at May 29, 2010, respectively. Proceeds from the sale of securities were $0.2 million during fiscal 2011, fiscal 2010, and fiscal 2009. We reinvested proceeds from the sale of securities in all periods. The cost of the equity securities sold was based on a specific identification method. Gross realized gains and losses on those sales were immaterial during fiscal 2011 and fiscal 2010. Net unrealized holding losses were $0.1 million for fiscal 2011 and were immaterial for fiscal 2010, and have been included in accumulated comprehensive income (loss) during its respective fiscal year.

The following table presents the disclosure under ASC 320, Investments—Debt and Equity Securities, for the investment in marketable equity securities with fair values less than cost basis (in thousands):

	Marketable Security Holding Length
	Less Than 12 Months		More Than 12 Months		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
May 28, 2011
Common Stock	$39	$1	$7	$—	$46	$1
May 29, 2010
Common Stock	$60	$8	$17	$2	$77	$10

Accrued Liabilities: Accrued liabilities consist of the following (in thousands):

	May 28, 2011	May 29, 2010
Compensation and payroll taxes	$4,330	$4,473
Interest	—	273
Income taxes	31,659	327
Professional fees	623	635
Other accrued expenses	7,107	4,329

Accrued liabilities	$43,719	$10,037

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

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

Changes in the warranty reserve during fiscal 2011 and 2010 were as follows (in thousands):

Warranty Reserve
Balance at May 30, 2009	$227
Accruals for products sold	463
Utilization	(538)
Adjustment	(10)
Foreign exchange	(4)

Balance at May 29, 2010	$138
Accruals for products sold	341
Utilization	(322)
Adjustment	(26)
Foreign exchange	7

Balance at May 28, 2011	$138

The reserve adjustments resulted from lower sales of products under warranty and lower than estimated failure rates.

Other Non-Current Liabilities: Other non-current liabilities of $0.4 million at May 28, 2011, and $0.5 million at May 29, 2010, primarily represent retirement obligations in various non-US locations.

Foreign Currency Translation: Balance sheet items for our foreign entities, included in our consolidated balance sheet are translated into U.S. dollars at end-of-period spot rates. Gains and losses resulting from translation of foreign subsidiary financial statements are credited or charged directly to accumulated other comprehensive income (loss), a component of stockholders’ equity. Revenues and expenses are translated at the current rate on the date of the transaction. Gains and losses resulting from foreign currency transactions are included in income. Foreign currency translation reflected in our consolidated statements of operations was a loss of $0.6 million during fiscal 2011, a loss of $1.1 million during fiscal 2010, and a gain of $1.3 million during fiscal 2009.

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

Discontinued Operations: In accordance with ASC 205-20, Presentation of Financial Statements-Discontinued Operations (“ASC 205-20”), we reported the financial results of RFPD as a discontinued operation. Refer to Note 4 “Discontinued Operations” of our notes to our consolidated financial statements for additional discussion on the sale of RFPD.

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

Share-Based Compensation: We measure and recognize compensation cost at fair value for all share-based payments, including stock options. We estimate fair value using the Black-Scholes option-pricing model, which requires assumptions such as expected volatility, risk-free interest rate, expected life, and dividends. Compensation cost is recognized using a graded-vesting schedule over the applicable vesting period, or date on which retirement eligibility is achieved, if shorter (non-substantive vesting period approach). Share-based compensation expense totaled approximately $1.2 million during fiscal 2011 and $0.6 million during both fiscal 2010 and 2009.

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

Stock options granted to members of the Board of Directors generally vest immediately and stock options granted to employees generally vest over a period of five years and have contractual terms to exercise of 10 years. A summary of stock option activity is as follows (in thousands, except option prices and years):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding at May 31, 2008	1,682	$8.84
Granted	285	4.92
Exercised	—	—
Forfeited	(152)	7.19
Cancelled	(142)	8.20

Options outstanding at May 30, 2009	1,673	$8.38
Granted	303	5.67
Exercised	(98)	6.88
Forfeited	(42)	6.30
Cancelled	(153)	7.70

Options outstanding at May 29, 2010	1,683	$8.09
Granted	209	12.94
Exercised	(699)	7.77
Forfeited	(114)	5.99
Cancelled	(196)	13.69

Options outstanding at May 28, 2011	883	$8.51	6.9	$4,353

Options vested at May 28, 2011	384	$8.36	4.8	$1,951

There were 699,000 stock options exercised during fiscal 2011, with cash received of $5.4 million. The total intrinsic value of options exercised totaled $2.8 million during fiscal 2011, $0.3 million during fiscal 2010, and no stock options were exercised during fiscal 2009. The weighted average fair value of stock option grants was $6.72 during fiscal 2011, $2.81 during fiscal 2010, and $2.26 during fiscal 2009. As of May 28, 2011, total unrecognized compensation costs related to unvested stock options was approximately $1.9 million which is expected to be recognized over the remaining weighted average period of five years. The total grant date fair value of stock options vested during fiscal 2011 was $0.7 million.

The fair value of stock options is estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Fiscal Year Ended
	May 28, 2011	May 29, 2010	May 30, 2009
Expected volatility	54.56%	55.99%	51.78%
Risk-free interest rate	2.73%	2.85%	3.05%
Expected lives (years)	6.32	6.38	6.34
Annual cash dividend	$0.11	$0.08	$0.08

The expected volatility assumptions are based on historical experience. The risk-free interest rate is based on the yield of a treasury note with a remaining term equal to the expected life of the stock option.

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

The expected stock option life assumption is based on the Securities and Exchange Commission’s (“SEC”) guidance in Staff Accounting Bulletin (“SAB”) No. 107 (“SAB No. 107”). On December 21, 2007, the SEC issued SAB No. 110 stating that they will continue to accept SAB No. 107, past the original expiration date of December 31, 2007. For stock options granted during fiscal years 2011, 2010, and 2009, we believe that our historical stock option experience does not provide a reasonable basis upon which to estimate expected term. We utilized the Safe Harbor option, or Simplified Method, to determine the expected term of these options in accordance with SAB No. 107 for options granted. We intend to continue to utilize the Simplified Method for future grants in accordance with SAB No. 110 until such time that we believe that our historical stock option experience will provide a reasonable basis to estimate an expected term.

The following table summarizes information about stock options outstanding at May 28, 2011 (in thousands, except option prices and years):

	Outstanding				Vested
Exercise Price Range	Shares	Price	Life	Aggregate Intrinsic Value	Shares	Price	Life	Aggregate Intrinsic Value
$3.46 to $5.67	312	$5.40	8.0	$2,503	66	$5.28	7.9	$541
$5.73 to $8.85	284	$7.82	5.0	$1,596	214	$7.84	4.6	$1,199
$9.00 to $13.47	287	$12.57	7.5	$254	104	$11.41	3.3	$211

Total	883	$8.51	6.9	$4,353	384	$8.36	4.8	$1,951

A summary of restricted stock award transactions was as follows (in thousands):

Shares
Unvested at May 31, 2008	12
Granted	—
Vested	(4)
Cancelled	—

Unvested at May 30, 2009	8
Granted	—
Vested	(4)
Cancelled	—

Unvested at May 29, 2010	4
Granted	—
Vested	(4)
Cancelled	—

Unvested at May 28, 2011	0

Compensation effects arising from issuing stock awards have been charged against income and recorded as additional paid-in-capital in the consolidated statements of stockholders’ equity and comprehensive income (loss) and were immaterial during fiscal 2011, 2010, and 2009.

The Employees’ 2001 Incentive Compensation Plan authorizes the issuance of up to 1,800,000 shares as incentive stock options, non-qualified stock options, or stock awards. Under this plan and predecessor plans, 1,314,175 shares are reserved for future issuance. The Plan authorizes the granting of incentive stock options at the fair market value at the date of grant. Generally, these options become exercisable over five years and expire up to 10 years from the date of grant.

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

On June 16, 2005, our Board of Directors adopted the 2006 Stock Option Plan for Non-Employee Directors which authorizes the issuance of up to 400,000 shares as non-qualified stock options. Under this plan, 215,000 shares of common stock have been reserved for future issuances relating to stock options exercisable based on the passage of time. Each option is exercisable over a period of time from its date of grant at the market value on the grant date and expires after 10 years. This plan replaces the 1996 Stock Option Plan for Non-Employee Directors which was terminated on June 16, 2005.

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

Diluted earnings per share is calculated by dividing net income, adjusted for interest savings, net of tax, on assumed conversion of convertible debentures and notes, by the actual shares outstanding and share equivalents that would arise from the exercise of stock options, certain restricted stock awards, and the assumed conversion of convertible debentures and notes when dilutive. For fiscal 2011, our 7  3/4% Notes were repurchased, thus eliminating any effect from the dilutive calculation. For fiscal 2010 and fiscal 2009, the assumed conversion and the effect of the interest savings of our 7 3/4% Notes were excluded because their inclusion would have been anti-dilutive.

For fiscal 2010 and fiscal 2009, the weighted-average number of shares used to calculate diluted earnings per share is equal to the basic weighted average shares due to the loss from continuing operations during these periods.

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

The per share amounts presented in the consolidated statements of operations are based on the following (amounts in thousands, except per share amounts):

	For the Fiscal Year Ended
	May 28, 2011		May 29, 2010		May 30, 2009
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Numerator for Basic and Diluted EPS:
Income (loss) from continuing operations	$1,982	$1,982	$(4,182)	$(4,182)	$(27,643)	$(27,643)
Less dividends:
Common stock	1,647	1,647	1,179	1,179	1,188	1,188
Class B common stock	299	299	220	220	220	220

Undistributed losses	$36	$36	$(5,581)	$(5,581)	$(29,051)	$(29,051)

Common stock undistributed losses	$30	$31	$(4,707)	$(4,707)	$(24,523)	$(24,523)
Class B common stock undistributed losses	6	5	(874)	(874)	(4,528)	(4,528)

Total undistributed losses	$36	$36	$(5,581)	$(5,581)	$(29,051)	$(29,051)

Income from discontinued operations	$88,092	$88,092	$20,277	$20,277	$15,479	$15,479
Less dividends:
Common stock	1,647	1,647	1,179	1,179	1,188	1,188
Class B common stock	299	299	220	220	220	220

Undistributed earnings	$86,146	$86,146	$18,878	$18,878	$14,071	$14,071

Common stock undistributed earnings	$72,879	$73,070	$15,920	$15,920	$11,878	$11,878
Class B common stock undistributed earnings	13,267	13,076	2,958	2,958	2,193	2,193

Total undistributed earnings	$86,146	$86,146	$18,878	$18,878	$14,071	$14,071

Net income	$90,074	$90,074	$16,095	$16,095	$(12,164)	$(12,164)
Less dividends:
Common stock	1,647	1,647	1,179	1,179	1,188	1,188
Class B common stock	299	299	220	220	220	220

Undistributed earnings	$88,128	$88,128	$14,696	$14,696	$(13,572)	$(13,572)

Common stock undistributed earnings	$74,556	$74,752	$12,394	$12,394	$(11,457)	$(11,457)
Class B common stock undistributed earnings	13,572	13,376	2,302	2,302	(2,115)	(2,115)

Total undistributed earnings	$88,128	$88,128	$14,696	$14,696	$(13,572)	$(13,572)

Denominator for basic and diluted EPS:
Common stock weighted average shares	14,926	14,926	14,766	14,766	14,857	14,857

Class B common stock weighted average shares, and shares under if-converted method for diluted EPS	3,019	3,019	3,048	3,048	3,048	3,048

Effect of dilutive securities
Dilutive stock options		258		—		—
Denominator for diluted EPS adjusted for weighted average shares and assumed conversions		18,203		17,814		17,905

Income (loss) from continuing operations per share:
Common stock	$0.11	$0.11	$(0.24)	$(0.24)	$(1.57)	$(1.57)

Class B common stock	$0.10	$0.10	$(0.21)	$(0.21)	$(1.41)	$(1.41)

Income from discontinued operations per share:
Common stock	$4.99	$4.84	$1.16	$1.16	$0.88	$0.88

Class B common stock	$4.49	$4.43	$1.04	$1.04	$0.79	$0.79

Net income per share:
Common stock	$5.10	$4.95	$0.92	$0.92	$(0.69)	$(0.69)

Class B common stock	$4.59	$4.53	$0.83	$0.83	$(0.62)	$(0.62)

Note: Common stock options that were anti-dilutive and not included in diluted earnings per common share for fiscal 2011, fiscal 2010, and fiscal 2009 were 237,064, 339,714, and 1,634,627, respectively.

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

New Accounting Pronouncements: In May 2011, the FASB issued ASC Update No. 2011-05, Comprehensive Income: Presentation of Comprehensive Income, (“ASC Update No. 2011-05”). This amends the FASB Accounting Standards Codification to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with the total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU Update No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU Update No. 2011-05 should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim period within those years, beginning after December 15, 2011, and as such we will adopt ASC Update No. 2011-05 during our third quarter fiscal 2012.

In October 2009, the FASB issued ASC update No 2009-13, Revenue Recognition, (“ASC Update No. 2009-13”), which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, the guidance amends the criteria in FASB ASC Subtopic 605-25, Revenue Recognition-Multiple-Element Arrangements, for separating consideration in multiple-deliverable arrangements. The guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. The guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, the guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. ASC Update No. 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The adoption of this guidance did not have a significant impact on our consolidated financial position or results of operations.

4. DISCONTINUED OPERATIONS

Arrow Transaction

On October 1, 2010, we entered into an agreement with Arrow, where Arrow agreed to acquire all of the assets primarily used or held for use in, and certain liabilities of RFPD, as well as certain other Company assets, including our information technology assets in exchange for $210.0 million, subsequently re-negotiated to $211.8 million, subject to the purposed working capital adjustment.

On March 1, 2011, we completed the closing of the Transaction. The total consideration paid by Arrow at the closing of the Transaction was $238.8 million which included an estimated pre-closing working capital adjustment. The final purchase price is subject to a post-closing working capital adjustment.

On June 29, 2011, we received notification from Arrow seeking a post-closing working capital adjustment, which would reduce the purchase price by approximately $4.2 million. The $4.2 million is included in our results from discontinued operations for the fiscal year ended May 28, 2011.

Following the Transaction, the Compensation Committee of our Board of Directors granted cash bonus compensation to certain executive officers and former employees in recognition of their efforts for successfully completing the Transaction. The cash bonus compensation amount awarded was approximately $3.8 million and was recorded as expense from discontinued operations during the fourth quarter of fiscal 2011.

To help facilitate the transition of RFPD to Arrow, we agreed to provide certain transitional services to Arrow such as financial support services, warehouse services, and access to facilities in accordance with the

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

terms of the Transition Services Agreement. Arrow also agreed to provide certain transitional services such as information technology services, warehouse services, and access to facilities and equipment in accordance with the terms of the Transition Services Agreement. The duration of the transitional services are less than one year from March 1, 2011, except for the information technology services which is three years. In addition, we entered into a Manufacturing Agreement with Arrow, in connection with the Transaction, for a term of three years. Pursuant to the Manufacturing Agreement, we agreed to manufacture certain products for Arrow.

The Transition Services Agreement, which commenced on March 1, 2011, will allow us to exert very limited influence over Arrow’s operating and financial policies. Also, the continuing cash flows related to our Transition Services Agreement as well as the Manufacturing Agreement, are insignificant. We believe it is appropriate to include fees and associated costs with the Transition Services Agreement that relate to financial support, certain facilities, and certain warehouse services in discontinued operations as they relate specifically to RFPD. We further believe it is appropriate to treat the revenue and costs associated with the Manufacturing Agreement as discontinued operations as it relates specifically to RFPD.

Honeywell Transaction

On May 31, 2007, we completed the sale of the Security Systems Division/Burtek Systems (“SSD/Burtek”) to Honeywell International Inc. (“Honeywell”). The sale agreement of SSD/Burtek to Honeywell contemplated a post-closing working capital-based purchase price adjustment. During the third quarter of fiscal 2008, we received notification from Honeywell seeking a purchase price adjustment and we issued a dispute notice in a timely manner. On December 18, 2009, we reached an agreement with Honeywell to settle the pending working capital disputes as well as other related claims. As a result, we recorded $1.2 million of expense, net of zero tax effect, as a loss from discontinued operations during fiscal 2010.

Financial Summary—Discontinued Operations

Summary financial results for fiscal 2011, 2010, and 2009 are presented in the following table (in thousands):

	Fiscal 2011	Fiscal 2010	Fiscal 2009
Net sales	$321,826	$356,475	$355,189
Gross profit	66,718	76,727	76,031
Selling, general, and administrative expenses	44,570	53,831	55,497
Goodwill impairment	—	—	557
(Gain) loss on disposal of assets	5	(1)	3
Interest expense, net	387	2,718	3,345
Foreign exchange gain	(258)	—	—
Gain on sale	(111,432)	—	—
Income tax provision (benefit)	45,354	(98)	1,150
Income from discontinued operations, net of tax	88,092	20,277	15,479

In accordance with ASC 205-20, the allocation of interest expense to discontinued operations of other consolidated interest that is not directly attributable to or related to other operations of the entity is permitted but not required. The consolidated interest that cannot be attributable to other operations of the entity is allocated based on the ratio of net assets to be sold or discontinued to the total consolidated net assets. We appropriately allocated approximately $0.4 million, $2.7 million, and $3.3 million of interest expense to discontinued operations for the fiscal 2011, 2010, and 2009, respectively, using the ratio of net assets that we sold or that became discontinued to total assets.

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

Assets and liabilities classified as discontinued operations on our consolidated balance sheets as of May 28, 2011, and May 29, 2010, include the following (in thousands):

	May 28, 2011	May 29, 2010
Accounts receivable	$2,356	$78,929
Inventories	1,152	51,933
Prepaid expenses and other assets	110	3,076
Current deferred income taxes	400	2,087
Property, plant, and equipment, net	—	10,662
Non-current deferred income taxes	—	2,030

Discontinued operations—Assets	$4,018	$148,717

Accounts payable	$—	$43,549
Accrued liabilities(1)	13,771	8,770
Other non-current liabilities	—	1,047
Long-term income tax liabilities	1,622	3,221

Discontinued operations—Liabilities	$15,393	$56,587

(1)	Accrued liabilities as of May 28, 2011, includes $11.7 million due to Arrow which includes a $4.2 million proposed purchase price adjustment, $6.0 million for receivables collected by the Company on behalf of Arrow, and vacation and pension funds of $1.5 million in connection with the Transaction. There is also approximately $5.1 million of other accrued liabilities including severance and success bonuses recorded in connection with the Transaction. These amounts are partially offset by approximately $3.0 million owed to the Company from Arrow in connection with the Transaction which consists of fees for transition services, facility lease deposits, severance costs, and indirect taxes.

In accordance with ASC 230, Statement of Cash Flows, entities are permitted but not required to separately disclose, either in the statement of cash flows or footnotes to the financial statements, cash flows pertaining to discontinued operations. Entities that do not present separate operating cash flows information related to discontinued operations must do so consistently for all periods presented, which may include periods long after the sale or liquidation of the operation. We currently do not have cash balances that are specific to RFPD and as a result, we believe that it is appropriate to not present separate cash flows from discontinued operations on our statement of cash flows.

5. DISPOSAL OF ASSETS

Loss on disposal of assets, from continuing operations, was less than $0.1 million during fiscal 2011.

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

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

6. DEBT

Credit Agreement

As of May 28, 2011, there were no amounts outstanding under the revolving credit agreement, as we paid down the $22.0 million outstanding balance, plus accrued and unpaid interest, and terminated the agreement on February 28, 2011.

On November 10, 2010, we notified JP Morgan Bank, N.A., to reduce our aggregate commitment on our revolving credit line from $36.0 million to $32.0 million.

On August 26, 2010, we notified JP Morgan Bank, N.A., to reduce our aggregate commitment on our revolving credit line from $40.0 million to $36.0 million.

On May 28, 2010, we entered into a ninth amendment (“Credit Agreement Amendment”) to the revolving credit agreement (“Credit Agreement”) by and among us, certain of our subsidiaries, the lenders party thereto, and JP Morgan Bank, N.A., as administrative agent. The Credit Agreement Amendment increased the aggregate commitment for the revolving credit facility under the Credit Agreement from $20.0 million to $40.0 million and extended the termination date of the Credit Agreement from October 31, 2010, to May 31, 2013, or any earlier day on which the aggregate commitment is reduced to zero or the Credit Agreement is otherwise terminated pursuant to its terms. The Credit Agreement Amendment also required us to maintain a leverage ratio of less than 2.5 to 1.0 at all times after March 1, 2008. The Credit Agreement Amendment permitted us to redeem all of our outstanding 7 3/4% convertible senior subordinated notes (“7 3/4% Notes”), provided that no default or un-matured default under the Credit Agreement has occurred and continued on the date of the redemption and provided further that the representations and warranties contained in the Credit Agreement were true and correct on the date of the redemption and remain true and correct after giving effect to the redemption. We used borrowings from the Credit Agreement to redeem the 7 3/4% Notes.

7 3/4% Convertible Senior Subordinated Notes

On June 1, 2010, we notified the holders of our 7 3/4% Notes that we elected to redeem all $19.5 million of the aggregate outstanding principal amount. We redeemed the 7 3/4% Notes on June 11, 2010, at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest.

On December 9, 2009, we redeemed $0.9 million, on March 22, 2010, we redeemed $10.0 million, on April 30, 2010 we redeemed $0.3 million, and on May 14, 2010, we redeemed $14.0 million of the 7 3/4% Notes, leaving a remaining balance of $19.5 million outstanding on the 7 3/4% Notes as of May 29, 2010. The redemptions were financed through cash generated from operating activities. We recorded costs associated with these redemptions of long-term debt of $0.1 million due to the write-off of the remaining deferred financing costs associated with the 7 3/4% Notes.

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

7. LEASE OBLIGATIONS, OTHER COMMITMENTS, AND CONTINGENCIES

We lease certain warehouse and office facilities and office equipment under non-cancelable operating leases. Rent expense from continuing operations for fiscal 2011, 2010, and 2009 was $2.7 million, $2.5 million, and $3.1 million, respectively. Under the terms of the Transaction, Arrow will be assuming many of our facility leases and we will sub-lease space from Arrow. Our future lease commitments for minimum rentals, including common area maintenance charges and property taxes during the next five years have been adjusted to reflect the Transaction as follows (in thousands):

Fiscal Year	Payments
2012	$1,371
2013	$509
2014	$162
2015	$157
2016	$139
Thereafter	$191

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

8. INCOME TAXES

The components of income (loss) before income taxes are (in thousands):

	Fiscal Year Ended
	May 28, 2011	May 29, 2010	May 30, 2009
United States	$(947)	$(7,084)	$(29,180)
Foreign	3,397	2,834	2,137

Income (loss) before income taxes	$2,450	$(4,250)	$(27,043)

The provision for income taxes differs from income taxes computed at the federal statutory tax rate of 35% during fiscal 2011 and 2010 and 34% for fiscal 2009 as a result of the following items (in thousands):

	Fiscal Year Ended
	May 28, 2011	May 29, 2010	May 30, 2009
Federal statutory rate	35.0%	35.0%	34.0%
Effect of:
State income taxes, net of federal tax benefit	(1.4)	—	—
Foreign income inclusion	16.9	—	—
Foreign taxes at other rates	(13.0)	(17.2)	2.5
Permanent tax differences	(3.9)	—	6.2
Tax reserves	(14.5)	(13.1)	(12.8)
Net increase (decrease) in valuation allowance for deferred tax assets	—	(4.4)	(39.4)
Other	—	1.3	7.3

Effective tax rate	19.1%	1.6%	(2.2%)

The effective income tax rates for continuing operations during fiscal 2011, 2010, and 2009, were 19.1%, 1.6%, and (2.2%), respectively. The difference between the effective tax rates as compared to the U.S. federal statutory rate of 35% during fiscal 2011 and 2010, and 34% during fiscal 2009, primarily results from our geographical distribution of taxable income or losses, release of valuation allowances related to net operating losses, and release of various income tax reserves due to audit closures or statutes expiring.

The provision (benefit) for income taxes consists of the following (in thousands):

	Fiscal Year Ended
	May 28, 2011	May 29, 2010	May 30, 2009
Current:
Federal	$(282)	$37	$—
State	(39)	—	—
Foreign	789	(98)	638

Total current	468	(61)	638

Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	(7)	(38)

Total deferred	—	(7)	(38)

Income tax provision (benefit)	$468	$(68)	$600

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Our deferred tax assets and liabilities reflect continuing operations as of May 28, 2011 and May 29, 2010. Significant components are as follows (in thousands):

	May 28, 2011	May 29, 2010
Deferred tax assets:
NOL carryforwards—foreign and domestic	$2,865	$5,196
Inventory valuation	1,464	1,525
Goodwill—impaired assets	2,128	1,666
Alternative minimum tax credit carryforward	—	380
Foreign tax credits	—	948
Severance reserve	159	102
Other	2,252	1,113

Subtotal	8,868	10,930
Valuation allowance—foreign and domestic	(2,790)	(8,134)

Net deferred tax assets after valuation allowance	6,078	2,796

Deferred tax liabilities:
Accelerated depreciation	(474)	(938)
Tax on Undistributed Earnings	(11,344)	(—)
Other	(260)	(—)

Subtotal	(12,078)	(938)

Net deferred tax assets (liabilities)	$(6,000)	$1,858

Supplemental disclosure of deferred tax asset (liabilities) information:
Domestic	$(6,487)	$—
Foreign	$3,227	$1,858

As of May 28, 2011, all domestic federal net operating loss (“NOL”) carryforwards were fully utilized. Domestic state NOL carryforwards amounted to approximately $2.0 million, primarily relate to states where the utilization of NOLs have been suspended for the next four taxable years. Foreign NOL carryforwards totaled approximately $0.9 million with various or indefinite expiration dates. The alternative minimum tax credit carryforward and all foreign tax credit carryforwards were also fully utilized as of May 28 2011. Based on this, our future U.S. federal statutory tax rate is expected to be closer to 35%, our state effective tax rate is expected to be approximately 3.5%, and our foreign effective tax rate is expected to be approximately 25%.

Income taxes paid, including foreign estimated tax payments, were $3.4 million, $1.5 million, and $2.6 million during fiscal 2011, 2010, and 2009, respectively.

As of May 28, 2011, $41.1 million of cumulative positive earnings of some of our foreign subsidiaries are still considered permanently reinvested pursuant to ASC 740-30, Income Taxes—Other Considerations or Special Areas (“ASC 740-30”). Due to various tax attributes that are continuously changing, it is not practical to determine what, if any, tax liability might exist if such earnings were to be repatriated.

In the normal course of business, we are subject to examination by taxing authorities throughout the world. We are no longer subject to either U.S. federal, state or local, or non-U.S. tax examinations by tax authorities for

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

years prior to fiscal 2004. Currently, we are under federal audit in the U.S. for fiscal years 2009 and 2010. Based on the recent commencement of the audit, no tax matters have arisen that would result in material adjustments. Our primary foreign tax jurisdictions are China, Japan, Germany, Singapore, and the Netherlands. We have tax years open in Singapore beginning in fiscal 2004; in Japan beginning in fiscal 2005; in the Netherlands and Germany beginning in fiscal 2006; and in China beginning in calendar year 2006.

The uncertain tax positions as of May 28, 2011, and May 29, 2010, totaled $2.0 million and $3.3 million, respectively. Unrecognized tax benefits of $2.0 million would affect our effective tax rate if recognized. The following table summarizes in thousands) the activity related to the unrecognized tax benefits (in thousands):

	May 28, 2011	May 29, 2010
Unrecognized tax benefits, beginning of period	$3,272	$4,341
Increase (decrease) due to currency translation	94	(205)
Increase in positions taken in prior period	404	132
Decrease in positions taken in prior period	(1,424)	—
Increase in positions taken in current period	85	50
Decreases in positions due to settlements	(250)	—
Decrease related to the expiration of statute of limitations	(147)	(1,046)

Unrecognized tax benefits, end of period	$2,034	$3,272

Unrecognized tax benefits for continuing and discontinued operations are as follows (in thousands):

	May 28, 2011	May 29, 2010
Continuing operations	$534	$672
Discontinued operations	1,500	2,600

	$2,034	$3,272

We record penalties and interest relating to uncertain tax positions in the income tax expense line item within the consolidated statements of operations and comprehensive income (loss). As of May 28, 2011 and May 29, 2010, we recorded a liability for interest and penalties of $0.1 million and $0.3 million, respectively.

It is reasonably possible that there will be a change in the unrecognized tax benefits, excluding interest and penalties, in the range of $0 to approximately $0.3 million due to the expiration of various statutes of limitations within the next 12 months.

9. EMPLOYEE BENEFIT PLANS

Employee Stock Purchase Plan: The Employee Stock Purchase Plan (“ESPP”) provides substantially all employees an opportunity to purchase our common stock at 85% of the stock price at the end of the fiscal year. At May 28, 2011, the ESPP had 214,170 shares reserved for future issuance. The ESPP was not offered to our employees for fiscal 2011 or 2010.

Employee Stock Ownership Plan: One of our U.S. employee retirement plans is an Employee Stock Ownership Plan (“ESOP”). Annual contributions to this plan are at the discretion of our Board of Directors. Shares are included in the calculation of earnings per share and dividends are paid to the ESOP from the date the shares are contributed. The ESOP was terminated on October 15, 2009.

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

Employee Profit Sharing Plan: The employee profit sharing plan is a defined contribution profit sharing plan for employees. Annual contributions in cash are made at the discretion of the Board of Directors. The profit sharing plan has a 401(k) provision whereby we match 50% of employee contributions up to 4.0% of pay. In fiscal 2011 and fiscal 2010, the Company elected not to match employee contributions. In fiscal 2011, the Board of Directors elected to make a discretionary contribution to the 401(k) plan in recognition of the successful completion of the Transaction in the amount of $0.4 million. As a result of the weakening global economy, we elected not to match employee contributions for fiscal 2010.

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

The CEO evaluates performance and allocates resources primarily based on the gross profit of each segment.

Operating results by segment are summarized in the following table (in thousands):

	Fiscal Year Ended
	May 28, 2011	May 29, 2010	May 30, 2009
EDG
Net Sales	$113,715	$86,541	$82,168
Gross Profit	$35,020	$28,721	$21,512

Canvys
Net Sales	$45,152	$48,831	$59,019
Gross Profit	$11,093	$12,563	$12,405

A reconciliation of assets to the relevant consolidated amount is as follows (in thousands):

	May 28, 2011	May 29, 2010
Segment assets	$51,464	$45,627
Cash and cash equivalents	170,975	29,038
Other current assets(1)	61,731	2,687
Net property	5,216	6,561
Other assets(2)	20,650	2,733
Assets of discontinued operations(3)	4,018	148,169

Total assets	$314,054	$234,815

(1)	Other current assets include miscellaneous receivables, prepaid expenses, and current deferred income taxes, and current investments.
(2)	Other assets include non-current investments, notes receivable, non-current deferred income taxes and other assets.
(3)	See Footnote 4—Discontinued Operations.

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

Geographic net sales information is primarily grouped by customer destination into five areas: North America; Asia/Pacific; Europe; Latin America; and Other.

Net sales and gross profit by geographic region are summarized in the following table (in thousands):

	Fiscal Year Ended
	May 28, 2011	May 29 2010	May 30, 2009
Net Sales
North America	$67,646	$64,265	$68,323
Asia/Pacific	26,354	20,943	18,964
Europe	54,040	40,800	45,118
Latin America	10,239	9,049	8,274
Other	588	315	511

Total	$158,867	$135,372	$141,190

Gross Profit
North America	$19,873	$17,927	$10,088
Asia/Pacific	9,441	7,550	5,499
Europe	14,356	12,552	11,484
Latin America	4,093	3,522	2,846
Other	(1,650)	(267)	3,682

Total	$46,113	$41,284	$33,599

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

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists; therefore requiring an entity to develop its own assumptions.

As of May 28, 2011, we held investments that are required to be measured at fair value on a recurring basis. Our investments consist of time deposits and CDs, which face value is equal to fair value, and equity securities of publicly traded companies for which market prices are readily available.

Investments measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of May 28, 2011, were as follows (in thousands):

	Level 1	Level 2	Level 3
Time deposits/CDs	$68,366	$—	$—
Equity securities	406	—	—

Total	$68,772	$—	$—

13. VALUATION AND QUALIFYING ACCOUNTS

The following table presents the valuation and qualifying account activity for fiscal year ended May 28, 2011, May 29, 2010, and May 30, 2009, (in thousands):

Description	Balance at beginning of period	Charged to expense		Deductions		Balance at end of period
Year ended May 28, 2011
Allowance for doubtful accounts	$369	$318	(1)	$249	(2)	$438
Inventory provisions	$11,050	$1,055	(3)	$7,586	(4)	$4,519
Warranty reserves	$138	$341		$341		$138

Year ended May 29, 2010
Allowance for doubtful accounts	$1,093	$(521	)(1)	$203	(2)	$369
Inventory provisions	$15,558	$208	(3)	$4,716	(4)	$11,050
Warranty reserves	$227	$463		$552		$138

Year ended May 30, 2009
Allowance for doubtful accounts	$820	$674	(1)	$401	(2)	$1,093
Inventory provisions	$11,914	$7,628	(3)	$3,984	(4)	$15,558
Warranty reserves	$377	$571		$721	(5)	$227

Notes:
(1)	Charges to bad debt expense
(2)	Uncollectible amounts written off, net of recoveries and foreign currency translation
(3)	Charges to cost of sales. Included in fiscal 2011 are inventory write-downs of $0.9 million for EDG and $0.5 million for Canvys. Included in fiscal 2010 are inventory write-downs of $0.2 million for EDG and $0.8 million for Canvys. Included in fiscal 2009 are inventory write-downs of $5.1 million for EDG and $2.6 million for Canvys.
(4)	Inventory disposed of or sold, net of foreign currency translation.
(5)	Reserve adjustments of $0.1 million were recorded during fiscal 2009.

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except per share amounts)

14. SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

Description	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2011
Net sales	$37,510	$40,980	$39,653	$40,724
Gross profit	11,391	11,795	11,557	11,370
Income (Loss) from continuing operations	453	168	230	1,131
Income from discontinued operations	7,923	7,291	7,987	64,891
Net income	8,376	7,459	8,217	66,022

Loss from continuing operations
Common stock—basic	$0.03	$0.01	$0.01	$0.06
Class B common stock—basic	$0.02	$0.01	$0.01	$0.06
Common stock—diluted	$0.03	$0.01	$0.01	$0.06
Class B common stock—diluted	$0.02	$0.01	$0.01	$0.06

Income from discontinued operations
Common stock—basic	$0.46	$0.42	$0.45	$3.63
Class B common stock—basic	$0.41	$0.38	$0.40	$3.27
Common stock—diluted	$0.45	$0.40	$0.43	$3.54
Class B common stock—diluted	$0.41	$0.37	$0.40	$3.24

Net income
Common stock—basic	$0.49	$0.43	$0.46	$3.69
Class B common stock—basic	$0.43	$0.39	$0.41	$3.33
Common stock—diluted	$0.48	$0.41	$0.44	$3.60
Class B common stock—diluted	$0.43	$0.38	$0.41	$3.30

Fiscal 2010
Net sales	$30,014	$33,116	$33,408	$38,834
Gross profit	9,067	10,900	10,376	10,941
Loss from continuing operations	(2,268)	(262)	(703)	(949)
Income from discontinued operations	4,183	3,396	5,171	7,527
Net income	1,915	3,134	4,468	6,578

Loss from continuing operations
Common stock—basic	$(0.13)	$(0.01)	$(0.04)	$(0.05)
Class B common stock—basic	$(0.11)	$(0.01)	$(0.04)	$(0.05)
Common stock—diluted	$(0.13)	$(0.01)	$(0.04)	$(0.05)
Class B common stock—diluted	$(0.11)	$(0.01)	$(0.04)	$(0.05)

Income from discontinued operations
Common stock—basic	$0.24	$0.19	$0.30	$0.43
Class B common stock—basic	$0.21	$0.17	$0.27	$0.38
Common stock—diluted	$0.24	$0.19	$0.30	$0.42
Class B common stock—diluted	$0.21	$0.17	$0.27	$0.38

Net income
Common stock—basic	$0.11	$0.18	$0.26	$0.38
Class B common stock—basic	$0.10	$0.16	$0.23	$0.34
Common stock—diluted	$0.11	$0.18	$0.26	$0.38
Class B common stock—diluted	$0.10	$0.16	$0.23	$0.34

Note:

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Richardson Electronics, Ltd.:

We have audited the accompanying consolidated balance sheets of Richardson Electronics, Ltd. as of May 28, 2011 and May 29, 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended May 28, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Richardson Electronics, Ltd. at May 28, 2011 and May 29, 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended May 28, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Richardson Electronics Ltd’s internal control over financial reporting as of May 28, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 22, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois

July 22, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Richardson Electronics, Ltd.

We have audited Richardson Electronics Ltd’s, internal control over financial reporting as of May 28, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Richardson Electronics Ltd.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Richardson Electronics, Ltd. maintained, in all material respects, effective internal control over financial reporting as of May 28, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Richardson Electronics, Ltd. as of May 28, 2011 and May 29, 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended May 28, 2011 of Richardson Electronics, Ltd., and our report dated July 22, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, IL

July 22, 2011

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of May 28, 2011. Disclosure controls and procedures are intended to provide reasonable assurance that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of May 28, 2011.

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

Under the supervision of the Chief Executive Officer and Chief Financial Officer, management conducted an assessment of the effectiveness of our internal control over financial reporting as of May 28, 2011, based on the framework in the Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that assessment, management has concluded that the Company’s internal control over financial reporting was effective as of May 28, 2011.

Management’s assessment of the effectiveness of our internal control over financial reporting as of May 28, 2011, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

(c) Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the most recent fiscal year that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

Results of Operation and Financial Condition and Declaration of Dividend

On July 20, 2011, we issued a press release reporting results for our fourth quarter and fiscal year ended May 28, 2011, and announcing a $25.0 million increase to our existing share repurchase authorization, and the declaration of a cash dividend. A copy of the press release is furnished as Exhibit 99.1 to this Form 10-K and incorporated by reference herein.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Information concerning directors and executive officers of the registrant will be contained in our Proxy Statement to be issued in connection with our Annual Meeting of Stockholders scheduled to be held on October 4, 2011, and is incorporated herein by reference.

ITEM 11. Executive Compensation

Information concerning executive compensation will be contained in our Proxy Statement to be issued in connection with our Annual Meeting of Stockholders scheduled to be held on October 4, 2011, and is incorporated herein by reference.

ITEM  12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management will be contained in our Proxy Statement to be issued in connection with our Annual Meeting of Stockholders scheduled to be held on October 4, 2011, and is incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth information as of May 28, 2011, with respect to compensation plans under which equity securities are authorized for issuance:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Per Share Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity Compensation Plans Approved by Security Holders	859,058		$8.39		1,579,673
Equity Compensation Plans Not Approved by Security Holders	23,564	(1)	$12.95	(1)	—

Total	882,622		$8.51		1,579,673

(1)	Options issued in 1987 pursuant to an employment contract with a former officer and director of Richardson Electronics, Ltd.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Information concerning certain relationships and related transactions will be contained in our Proxy Statement to be issued in connection with our Annual Meeting of Stockholders scheduled to be held on October  4, 2011, and is incorporated herein by reference.

ITEM 14. Principal Accountant Fees and Services

Information concerning accountant fees and services will be contained in our Proxy Statement to be issued in connection with our Annual Meeting of Stockholders scheduled to be held on October 4, 2011, and is incorporated herein by reference.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(a)	Exhibit

See Exhibit Index.

(b)	Financial Statements and Financial Statement Schedules.

Our audited consolidated financial statements being filed as part of this Form 10-K are filed on Item 8 of this Form 10-K. All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Richardson Electronics, Ltd.

	Signature	Title	Date
By:	/S/ EDWARD J. RICHARDSON Edward J. Richardson	Chairman of the Board, Chief Executive Officer (Principal Executive Officer), President, and Director	July 22, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ EDWARD J. RICHARDSON Edward J. Richardson	Chairman of the Board, Chief Executive Officer (Principal Executive Officer), President, and Director	July 22, 2011

/S/ KATHLEEN S. DVORAK Kathleen S. Dvorak	Chief Financial Officer (Principal Financial Officer)	July 22, 2011

/S/ JAMES M. DUDEK JR. James M. Dudek Jr.	Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	July 22, 2011

/S/ JOHN R. PETERSON John R. Peterson	Director	July 22, 2011

/S/ AD KETELAARS Ad Ketelaars	Director	July 22, 2011

/S/ HAROLD L. PURKEY Harold L. Purkey	Director	July 22, 2011

/S/ SAMUEL RUBINOVITZ Samuel Rubinovitz	Director	July 22, 2011

/S/ SCOTT HODES Scott Hodes	Director	July 22, 2011

PART IV

ITEM 15. Exhibits and Financial Statement Schedules.

(a)	List of Documents Filed as a Part of This Report:

(1)	Index to Audited Consolidated Financial Statements:

Consolidated Balance Sheets as of May 28, 2011, and May 29, 2010
Consolidated Statements of Operations for each of the three years ended May 28, 2011, May 29, 2010, and May 30, 2009.
Consolidated Statements of Cash Flows for each of the three years ended May 28, 2011, May 29, 2010, and May 30, 2009.
Consolidated Statements of Stockholders’ Equity and Comprehensive Income for each of the three years ended May 28, 2011, May 29, 2010, and May 30, 2009.
Notes to Audited Consolidated Financial Statements
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

(2)	Index to Financial Statement Schedules:

All schedules have been omitted because the required information is included in the audited consolidated financial statements or the notes thereto, or is not applicable or required.

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

Current Report on Form 8-K filed October 25, 2007)

10(i)†	Employment, Nondisclosure and Non-Compete Agreement, dated July 23, 2007, by and between the Company and Kyle C. Badger (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended May 29, 2010)

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

Sixth Amendment to Revolving Credit Agreement, dated May 28, 2010, by and among

Richardson Electronics, Ltd., Richardson Electronics Limited, Richardson Electronics

Benelux B.V., Richardson Electronics Pte Ltd., Richardson Electronics Pty Limited,

Richardson Electronics Hong Kong Limited, Richardson Electronics GmbH, Richardson

Electronics K.K., and JP Morgan Bank, N.A. (incorporated by reference to the Company’s

Current Report on Form 8-K filed with the Securities and Exchange Commission on June 2,

2010)

10(q)	Acquisition Agreement, dated October 1, 2010, among Richardson Electronics, Ltd., certain subsidiaries of Richardson Electronics, Ltd. and Arrow Electronics, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K dated October 1, 2010)

Exhibit Number	Description
10(q)(i)	Amendment No. 1 to Acquisition Agreement, dated February 28, 2011, between Richardson Electronics, Ltd., and Arrow Electronics, Inc.

14	Corporate Code of Conduct (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 3, 2005)

21	Subsidiaries of the Company

23.1	Consent of Independent Registered Public Accounting Firm – Ernst & Young LLP

31.1	Certification of Edward J. Richardson pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Kathleen Dvorak pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32	Certifications pursuant to 18 U.S.C. Section 1350.

99.1	Press release, dated July 20, 2011

†	Executive Compensation Plan or Agreement