Form 10-Q
period 2011-09-03
RICHARDSON ELECTRONICS LTD/DE
filed 2011-10-06
CIK 355948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 3, 2011

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

As of September 30, 2011, there were outstanding 14,070,480 shares of Common Stock, $0.05 par value and 2,939,961 shares of Class B Common Stock, $0.05 par value, which are convertible into Common Stock of the registrant on a share for share basis.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Richardson Electronics, Ltd.

Consolidated Balance Sheets

(in thousands, except per share amounts)

	Unaudited	Audited
	September 3, 2011	May 28, 2011
Assets
Current assets:
Cash and cash equivalents	$37,236	$170,975
Accounts receivable, less allowance of $605 and $438	22,753	22,374
Inventories	33,787	30,853
Prepaid expenses and other assets	6,946	5,768
Deferred income taxes	427	2,084
Income tax receivable	8,270	—
Investments - current	113,617	52,116
Discontinued operations - assets	2,079	4,018

Total current assets	225,115	288,188

Non-current assets:
Property, plant and equipment, net	5,056	5,216
Non-current deferred income taxes	—	3,994
Investments - non-current	33,871	16,656

Total non-current assets	38,927	25,866

Total assets	$264,042	$314,054

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,282	$17,814
Accrued liabilities	16,825	43,719
Discontinued operations - liabilities	7,137	13,771

Total current liabilities	39,244	75,304

Non-current liabilities:
Long-term income tax liabilities	1,168	12,568
Other non-current liabilities	1,223	387
Discontinued operations - non-current liabilities	1,572	1,622

Total non-current liabilities	3,963	14,577

Total liabilities	43,207	89,881

Commitments and contingencies	—	—

Stockholders’ equity
Common stock, $0.05 par value; issued 14,270 shares at September 3, 2011, and 14,921 shares at May 28, 2011	714	746
Class B common stock, convertible, $0.05 par value; issued 2,952 shares at September 3, 2011, and at May 28, 2011	147	147
Preferred stock, $1.00 par value, no shares issued	—	—
Additional paid-in-capital	103,566	112,179
Common stock in treasury, at cost, 21 shares at September 3, 2011, and 112 shares at May 28, 2011	(290)	(1,493)
Retained earnings	103,837	101,053
Accumulated other comprehensive income	12,861	11,541

Total stockholders’ equity	220,835	224,173

Total liabilities and stockholders’ equity	$264,042	$314,054

Richardson Electronics, Ltd.

Unaudited Consolidated Statements of Income

and Comprehensive Income

(in thousands, except per share amounts)

	Three Months Ended
	September 3, 2011	August 28, 2010
Statements of Income
Net sales	$41,511	$37,510
Cost of sales	28,809	26,119

Gross profit	12,702	11,391
Selling, general, and administrative expenses	10,772	10,545
Gain on disposal of assets	(70)	—

Operating income	2,000	846

Other (income) expense:
Interest expense	—	67
Investment/interest income	(364)	—
Foreign exchange loss	781	119
Loss on retirement of short-term debt	—	60
Other, net	(21)	9

Total other expense	396	255

Income from continuing operations before income taxes	1,604	591
Income tax provision	575	138

Income from continuing operations	1,029	453
Income from discontinued operations, net of tax	2,602	7,923

Net income	$3,631	$8,376

Net income per Common share - Basic:
Income from continuing operations	$0.06	$0.03
Income from discontinued operations	0.15	0.45

Total net income per Common share - Basic:	$0.21	$0.48

Net income per Class B common share - Basic:
Income from continuing operations	$0.05	$0.02
Income from discontinued operations	0.14	0.41

Total net income per Class B common share - Basic:	$0.19	$0.43

Net income per Common share - Diluted:
Income from continuing operations	$0.06	$0.03
Income from discontinued operations	0.15	0.44

Total net income per Common share - Diluted:	$0.21	$0.47

Net income per Class B common share - Diluted:
Income from continuing operations	$0.05	$0.02
Income from discontinued operations	0.14	0.41

Total net income per Class B common share - Diluted:	$0.19	$0.43

Weighted average number of shares:
Common shares - Basic	14,343	14,679

Class B common shares - Basic	2,952	3,048

Common shares - Diluted	17,469	17,917

Class B common shares - Diluted	2,952	3,048

Dividends per common share	$0.05	$0.02

Dividends per Class B common share	$0.045	$0.018

Statements of Comprehensive Income
Net income	$3,631	$8,376
Foreign currency translation	1,368	2,018
Fair value adjustments on investments	(48)	(3)

Comprehensive income	$4,951	$10,391

Richardson Electronics, Ltd.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended
	September 3, 2011	August 28, 2010
Operating activities:
Net income	$3,631	$8,376
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	284	895
Loss on retirement of short-term debt	—	60
Gain on disposal of assets	(70)	—
Stock compensation expense	155	148
Deferred income taxes	5,329	54
Accounts receivable	(225)	(1,676)
Income tax receivable	(8,270)	—
Inventories	(3,614)	(6,543)
Prepaid expenses	2,795	(842)
Accounts payable	(2,581)	(710)
Accrued liabilities	(33,636)	259
Long-term income tax liabilities	(11,411)	—
Other	4	420

Net cash provided by (used in) operating activities	(47,609)	441

Investing activities:
Capital expenditures	(74)	(399)
Proceeds from sale of assets	16	—
(Gain) loss on sale of investments	(10)	4
Market value adjustments	48	3
Purchase of time deposits/ CDs	(78,751)	—
Proceeds from sales of available-for-sale securities	63	10
Purchases of available-for-sale securities	(63)	(10)

Net cash used in investing activities	(78,771)	(392)

Financing activities:
Proceeds from borrowings	—	62,300
Payments on debt	—	(40,300)
Payments on retirement of short-term debt	—	(19,517)
Repurchase of common stock	(7,691)	—
Proceeds from issuance of common stock	87	164
Cash dividends paid	(846)	(348)
Other	7	—

Net cash provided by (used in) financing activities	(8,443)	2,299

Effect of exchange rate changes on cash and cash equivalents	1,084	596

Increase (decrease) in cash and cash equivalents	(133,739)	2,944
Cash and cash equivalents at beginning of period	170,975	29,038

Cash and cash equivalents at end of period	$37,236	$31,982

Richardson Electronics, Ltd.

Unaudited Consolidated Statement of Stockholders’ Equity

(in thousands)

	Common	Class B Common	Par Value	Additional Paid In Capital	Common Stock in Treasury	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance May 28, 2011:	14,921	2,952	$893	$112,179	$(1,493)	$101,053	$11,541	$224,173
Net income	—	—	—	—	—	3,631	—	3,631
Foreign currency translation	—	—	—	—	—	—	1,368	1,368
Fair value adjustments on investments	—	—	—	—	—	—	(48)	(48)
Share-based compensation:
Stock options	—	—	—	155	—	—	—	155
Common stock:								—
Options exercised	21	—	2	164	(79)	—	—	87
Repurchase of common stock	—	—	—	—	(7,691)	—	—	(7,691)
Treasury stock	(672)		(34)	(8,934)	8,972			4
Other	—	—	—	2	1	(1)	—	2
Dividends paid to:
Common ($0.05 per share)	—	—	—	—	—	(713)	—	(713)
Class B ($0.045 per share)	—	—	—	—	—	(133)	—	(133)

Balance September 3, 2011:	14,270	2,952	$861	$103,566	$(290)	$103,837	$12,861	$220,835

RICHARDSON ELECTRONICS, LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Our products include subsystems used in semiconductor manufacturing, electron tubes, microwave generators, and visual technology solutions. These products are used to control, switch or amplify electrical power signals, or are used as display devices in a variety of industrial, commercial, medical, and communication applications.

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

On June 29, 2011, we received notification from Arrow seeking a post-closing working capital adjustment, which would reduce the purchase price by approximately $4.2 million. We recorded the working capital adjustment of $4.2 million in our results from discontinued operations during our fourth quarter of fiscal 2011. During the first quarter of fiscal 2012, we agreed to approximately $3.9 million of the proposed working capital adjustment and appropriately adjusted our results from discontinued operations during the first quarter. We expect to finalize the working capital adjustment during our second quarter of fiscal 2012.

On September 5, 2011, we acquired the assets of Powerlink Specialist Electronics Support Limited (“Powerlink”) for approximately $2.0 million. Powerlink, a UK-based technical service company with locations in London and Dubai, services traveling wave tube (TWT) amplifiers and related equipment for the Satellite Communications market throughout Europe and the Middle East. The company generated revenues of £1.3 million during its fiscal year ended May 31, 2011. This acquisition positions us to provide cost-effective distribution, installation and service of microwave tubes to communications, industrial, military and medical users around the world.

We have two operating segments, which we define as follows:

Electron Device Group (“EDG”) provides engineered solutions and distributes electronic components to customers in diverse markets including the steel, automotive, textile, plastics, semiconductor manufacturing, avionics, and broadcast equipment industries.

Canvys provides global customized display solutions serving the financial, corporate enterprise, healthcare, industrial, and medical original equipment manufacturer (“OEM”) markets.

We currently have operations in the following major geographic regions:

•	North America;
•	Asia/Pacific;
•	Europe; and
•	Latin America.

2. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by GAAP for complete financial statements.

The audited consolidated balance sheet for the fiscal year ended May 28, 2011, and our unaudited consolidated statement of income for the three months ended August 28, 2010, have been restated to reflect the Transaction. Refer to Note 4 “Discontinued Operations” of our notes to our unaudited consolidated financial statements for additional discussion on the sale of RFPD.

Our fiscal quarter ends on the Saturday nearest the end of the quarter ending month. The first three months of fiscal 2012 and 2011 contained 14 and 13 weeks, respectively.

In the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results of interim periods have been made. All inter-company transactions and balances have been eliminated. The unaudited consolidated financial statements presented herein include the accounts of our wholly owned subsidiaries. The results of our operations for the three months ended September 3, 2011, are not necessarily indicative of the results that may be expected for the fiscal year ending June 2, 2012.

The financial information contained in this report should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended May 28, 2011, that we filed on July 22, 2011.

3. UPDATES TO CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Inventories: Our worldwide inventories are stated at the lower of cost or market, generally using a weighted-average cost method. Our inventories included approximately $30.5 million of finished goods and $3.3 million of raw materials and work-in-progress as of September 3, 2011, as compared to approximately $28.0 million of finished goods and $2.9 million of raw materials and work-in-progress as of May 28, 2011.

At this time, we do not anticipate any material risks or uncertainties related to possible inventory write-downs for the remainder of our fiscal year ending June 2, 2012.

Revenue Recognition: Our product sales are recognized as revenue upon shipment, when title passes to the customer, when delivery has occurred or services have been rendered, and when collectability is reasonably assured. Our sales are recorded net of estimated discounts and returns based on our historical experience. Our products are often manufactured to meet the specific design needs of our customers’ applications. Our engineers work closely with customers to ensure that our products will meet their needs. Our customers are under no obligation to compensate us for designing the products we sell.

In a limited number of cases, we provide and bill our customers with non-product related services, such as testing, calibration, non-recurring engineering, tooling, and installation services. We have concluded that, in the limited cases where remaining obligations exist after delivery of the product, the obligation relative to the unit of accounting is inconsequential or perfunctory. This conclusion was reached based on the following facts: the timing of any remaining obligation is agreed upon with the customer, which in most cases, is performed immediately after the delivery of the product; the cost and time involved to complete the remaining obligation is minimal, and the costs and time do not vary significantly; we have a demonstrated history of completing the remaining obligations timely; and finally, failure to complete the remaining obligation does not enable the customer to receive a full or partial refund of the product or the service.

Discontinued Operations: In accordance with ASC 205-20, Presentation of Financial Statements- Discontinued Operations (“ASC 205-20”), we reported the financial results of RFPD as a discontinued operation. Refer to Note 4 “Discontinued Operations” of our notes to our unaudited consolidated financial statements for additional discussion on the sale of RFPD.

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

On June 29, 2011, we received notification from Arrow seeking a post-closing working capital adjustment, which would reduce the purchase price by approximately $4.2 million. We recorded the working capital adjustment of $4.2 million in our results from discontinued operations during our fourth quarter of fiscal 2011. During the first quarter of fiscal 2012, we agreed to approximately $3.9 million of the proposed working capital adjustment and appropriately adjusted our results from discontinued operations during the first quarter. We expect to finalize the working capital adjustment during our second quarter of fiscal 2012.

Financial Summary – Discontinued Operations

Summary financial results for the first three months ended September 3, 2011, and August 28, 2010, are presented in the following table (in thousands):

	Three Months
	Sept 3, 2011	Aug 28, 2010
Net sales	$875	$99,634
Gross profit (loss)	(109)	21,200
Selling, general, and administrative expenses	(317)	12,750
Interest expense, net	—	167
Purchase price adjustment	(266)	—
Income tax provision (benefit)	(2,128)	360
Income from discontinued operations, net of tax	$2,602	$7,923

Net sales and gross profit (loss) for the three months ended September 3, 2011, reflect our financial results relating to the Manufacturing Agreement with Arrow that we entered into in connection with the Transaction. Pursuant to the three year agreement, we agreed to continue to manufacture certain RFPD products for Arrow. Selling, general, and administrative expenses reflect a benefit of $0.3 million for adjustments recorded due to changes in our estimates related to liabilities for our discontinued operations. Finally, in the first quarter of fiscal 2012, in connection with an examination by the Internal Revenue Service, we reduced our deferred tax liability by $2.1 million related to our un-repatriated foreign earnings based on a final determination of the amount of earnings and profits remaining in certain foreign subsidiaries after the Arrow transaction.

In accordance with ASC 205-20, the allocation of interest expense to discontinued operations of other consolidated interest that is not directly attributable to, or related to, other operations of the entity is permitted but not required. The consolidated interest that cannot be attributable to other operations of the entity is allocated based on the ratio of net assets to be sold or discontinued to the total consolidated net assets. We appropriately allocated approximately $0.2 million of interest expense to discontinued operations for the three months ended August 28, 2010, respectively, using the ratio of net assets that we sold or that became discontinued to total assets.

Assets and liabilities classified as discontinued operations on our unaudited consolidated balance sheets as of September 3, 2011, and May 28, 2011, include the following (in thousands):

	Sept 3, 2011	May 28, 2011
Accounts receivable	$—	$2,356
Inventories	1,548	1,152
Prepaid expenses and other assets	131	110
Current deferred income taxes	400	400

Discontinued operations - Assets	$2,079	$4,018

Accrued liabilities (1)	$7,137	$13,771
Long-term income tax liabilities	1,572	1,622

Discontinued operations - Liabilities	$8,709	$15,393

(1)	Included in accrued liabilities as of September 3, 2011, is a working capital adjustment of $3.9 million, vacation/pension accruals of $1.5 million, and a payable to Arrow for cash collections of $3.6 million, offset by a receivable due to us from Arrow including $1.7 million for transition services, $1.2 million of prepaids, and $0.5 million of VAT. There is also $1.5 million of other accrued liabilities, including severance.

In accordance with ASC 230, Statement of Cash Flows, entities are permitted but not required to separately disclose, either in the statement of cash flows or footnotes to the financial statements, cash flows pertaining to discontinued operations. Entities that do not present separate operating cash flows information related to discontinued operations must do so consistently for all periods presented, which may include periods long after the sale or liquidation of the operation. We currently do not have cash balances that were specific to RFPD and as a result, we believe that it is appropriate not to present separate cash flows from discontinued operations on our statement of cash flows.

5. INVESTMENT IN MARKETABLE EQUITY SECURITIES

As of September 3, 2011, we have approximately $147.1 million invested in time deposits and certificate of deposits (“CD”). Of this, $113.6 million mature in less than twelve months and $33.5 million mature in greater than twelve months. The fair value of these investments is equal to the face value of each time deposit and CD.

We also have investments in equity securities, all of which are classified as available-for-sale and are carried at their fair value based on quoted market prices. Our investments, which are included in non-current assets, had a carrying amount of $0.4 million as of September 3, 2011, and as of May 28, 2011. Proceeds from the sale of securities were less than $0.1 million during the first quarter of fiscal 2012 and fiscal 2011. We reinvested proceeds from the sale of securities, and the cost of the equity securities sold was based on a specific identification method. Gross realized gains on those sales were less than $0.1 million during the first quarter of fiscal 2012. Gross realized losses on those sales were less than $0.1 million fiscal 2011. Net unrealized holding gains of less than $0.1 million and net unrealized holding losses of less than $0.1 million during the first quarter of fiscal 2012 and fiscal 2011, respectively, have been included in accumulated other comprehensive income during its respective fiscal year.

The following table presents the disclosure as required by ASC 320-10, Investments – Debt and Equity Securities, for the investment in marketable equity securities with fair values less than cost basis (in thousands):

	Marketable Security Holding Length
	Less Than 12 Months		More Than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
September 3, 2011
Common Stock	$83	$7	$4	$2	$87	$9
May 28, 2011
Common Stock	$39	$1	$7	$—	$46	$1

6. WARRANTIES

We offer warranties for the limited number of specific products we manufacture. We also provide extended warranties for some products we sell that lengthen the period of coverage specified in the manufacturer’s original warranty. Our warranty terms generally range from one to three years.

Warranty reserves are established for costs that are expected to be incurred after the sale and delivery of products under warranty. Warranty reserves are included in accrued liabilities on our unaudited consolidated balance sheets. The warranty reserves are determined based on known product failures, historical experience, and other available evidence. Warranty reserves, which are included in accrued liabilities on our unaudited consolidated balance sheets, were approximately $0.1 million as of September 3, 2011, and May 28, 2011.

7. LEASE OBLIGATIONS, OTHER COMMITMENTS, AND CONTINGENCIES

We lease certain warehouse and office facilities and office equipment under non-cancelable operating leases. Rent expense from continuing operations during the first three months of fiscal 2012 was $0.6 million. Under the terms of the Transaction, Arrow assumed many of our facility leases and we are sub-leasing space from Arrow. Our future lease commitments for minimum rentals, including common area maintenance charges and property taxes during the remainder of fiscal 2012 and the next four years have been adjusted to reflect the Transaction as follows (in thousands) :

Fiscal Year	Payments
Remaining Fiscal 2012	$1,422
2013	$661
2014	$308
2015	$299
2016	$281
Thereafter	$401

8. INCOME TAXES

The effective income tax rate from continuing operations during the first quarter of fiscal 2012 was 35.8% as compared to 23.4% for the first quarter of fiscal 2011. The increase in rate during the first quarter of fiscal 2012, as compared to fiscal 2011, was due to our position with respects to ASC 740-30, Income Taxes — Other Considerations or Special Areas (“ASC 740-30”), and the tax benefit recorded due to the release of the valuation allowance during the first quarter of fiscal 2011. The effective tax rate as compared to the federal statutory rate of 35.0% resulted from our geographical distribution of taxable income and the apportionment of income to various states. There were no changes in judgment during the first quarter regarding the beginning-of-year valuation allowance which would require a benefit to be excluded from the annual effective tax rate and allocated to the interim period.

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

As of September 3, 2011, $43.4 million of cumulative positive earnings of some of our foreign subsidiaries are still considered permanently reinvested pursuant to ASC 740-30. Due to various tax attributes that are continuously changing, it is not practical to determine what, if any, tax liability might exist if such earnings were to be repatriated.

As of September 3, 2011, our worldwide liability for uncertain tax positions related to continuing operations, excluding interest and penalties, was $0.5 million as compared to $0.5 million as of May 28, 2011. We record penalties and interest relating to uncertain tax positions in the income tax expense line item within the unaudited consolidated statements of income and comprehensive income.

It is reasonably possible that there will be a change in the unrecognized tax benefits related to continuing operations, excluding interest and penalties, in the range of $0 to approximately $0.1 million due to the expiration of various statutes of limitations within the next 12 months.

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

The earnings per share (“EPS”) presented in our unaudited consolidated statements of income and comprehensive income are based on the following amounts (in thousands, except per share amounts):

	Three Months Ended
	September 3, 2011		August 28, 2010
	Basic	Diluted	Basic	Diluted
Numerator for Basic and Diluted EPS:
Income from continuing operations	$1,029	$1,029	$453	$453
Less dividends:
Common stock	713	713	294	294
Class B common stock	133	133	55	55

Undistributed earnings	$183	$183	$104	$104

Common stock undistributed earnings	$154	$155	$88	$88
Class B common stock undistributed earnings	29	28	16	16

Total undistributed earnings	$183	$183	$104	$104

Income from discontinued operations	$2,602	$2,602	$7,923	$7,923
Less dividends:
Common stock	713	713	294	294
Class B common stock	133	133	55	55

Undistributed earnings	$1,756	$1,756	$7,574	$7,574

Common stock undistributed earnings	$1,482	$1,484	$6,381	$6,394
Class B common stock undistributed earnings	274	272	1,193	1,180

Total undistributed earnings	$1,756	$1,756	$7,574	$7,574

Net income	$3,631	$3,631	$8,376	$8,376
Less dividends:
Common stock	713	713	294	294
Class B common stock	133	133	55	55

Undistributed earnings	$2,785	$2,785	$8,027	$8,027

Common stock undistributed earnings	$2,350	$2,354	$6,763	$6,777
Class B common stock undistributed earnings	435	431	1,264	1,250

Total undistributed earnings	$2,785	$2,785	$8,027	$8,027

Denominator for basic and diluted EPS:
Common stock weighted average shares	14,343	14,343	14,679	14,679

Class B common stock weighted average shares, and shares under if-converted method for diluted EPS	2,952	2,952	3,048	3,048

Effect of dilutive securities
Unvested restricted stock awards				4
Dilutive stock options		174		186
Denominator for diluted EPS adjusted for weighted average shares and assumed conversions		17,469		17,917

Income from continuing operations per share:
Common stock	$0.06	$0.06	$0.03	$0.03

Class B common stock	$0.05	$0.05	$0.02	$0.02

Income from discontinued operations per share:
Common stock	$0.15	$0.15	$0.45	$0.44

Class B common stock	$0.14	$0.14	$0.41	$0.41

Net income per share:
Common stock	$0.21	$0.21	$0.48	$0.47

Class B common stock	$0.19	$0.19	$0.43	$0.43

Note:	Common stock options that were anti-dilutive and not included in diluted earnings per common share for the first quarter of fiscal 2012 and fiscal 2011 were 0 and 310,714, respectively.

10. SEGMENT REPORTING

In accordance with ASC 280-10, Segment Reporting, we have two reportable segments: EDG and Canvys.

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

The CEO evaluates performance and allocates resources primarily based on the gross profit of each segment.

Operating results by segment are summarized in the following table (in thousands):

	Three Months Ended
EDG	September 3, 2011	August 28, 2010
Net Sales	$30,729	$27,493
Gross Profit	$9,671	$9,055

Canvys
Net Sales	$10,782	$10,017
Gross Profit	$3,031	$2,335

A reconciliation of assets to the relevant consolidated amount is as follows (in thousands):

	September 3, 2011	May 28, 2011
Segment assets	$54,461	$51,464
Cash	37,236	170,975
Investments - current	113,617	52,116
Other current assets (1)	17,722	9,615
Net property	5,056	5,216
Investments - non-current	33,871	16,656
Other assets (2)	—	3,994
Assets of discontinued operations (3)	2,079	4,018

Total assets	$264,042	$314,054

(1)	Other current assets include miscellaneous receivables, prepaid expenses, and current deferred income taxes.
(2)	Other assets primarily include non-current deferred income taxes.
(3)	See Footnote 4 - Discontinued Operations.

Geographic net sales information is primarily grouped by customer destination into five areas: North America; Asia/Pacific; Europe; Latin America; and Other.

Net sales and gross profit by geographic region are summarized in the following table (in thousands):

	Three Months Ended
	September 3,	August 28,
	2011	2010
Net Sales
North America	$16,553	$15,929
Asia/Pacific	7,894	6,705
Europe	13,558	11,846
Latin America	2,830	2,829
Other	676	201

Total	$41,511	$37,510

Gross Profit
North America	$5,365	$5,043
Asia/Pacific	2,660	2,461
Europe	4,385	3,131
Latin America	1,062	1,142
Other	(770)	(386)

Total	$12,702	$11,391

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

As of September 3, 2011, we held investments that are required to be measured at fair value on a recurring basis. Our investments consist of time deposits and CDs, where face value is equal to fair value, and equity securities of publicly traded companies for which market prices are readily available.

Investments measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of September 3, 2011, and May 28, 2011, were as follows (in thousands):

	0000000	0000000	0000000
	Level 1	Level 2	Level 3
September 3, 2011
Time deposits/CDs	$147,117	$—	$—
Equity securities	371	—	—

Total	$147,488	$—	$—

May 28, 2011
Time deposits/CDs	$68,366	$—	$—
Equity securities	406	—	—

Total	$68,772	$—	$—

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

INTRODUCTION

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to assist the reader in better understanding our business, results of operations, financial condition, changes in financial condition, critical accounting policies and estimates, and significant developments. MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited consolidated financial statements and the accompanying notes thereto appearing elsewhere herein. This section is organized as follows:

•	Business Overview

•

Results of Operations – an analysis and comparison of our consolidated results of operations for the three month periods ended September 3, 2011, and August 28, 2010, as reflected in our unaudited consolidated statements of income and comprehensive income.

•

Liquidity, Financial Position, and Capital Resources – a discussion of our primary sources and uses of cash for the three month periods ended September 3, 2011, and August 28, 2010, and a discussion of changes in our financial position.

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

Our products include subsystems used in semiconductor manufacturing, electron tubes, microwave generators, and visual technology solutions. These products are used to control, switch or amplify electrical power signals, or are used as display devices in a variety of industrial, commercial, medical, and communication applications.

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

On June 29, 2011, we received notification from Arrow seeking a post-closing working capital adjustment, which would reduce the purchase price by approximately $4.2 million. We recorded the working capital adjustment of $4.2 million in our results from discontinued operations during our fourth quarter of fiscal 2011. During the first quarter of fiscal 2012, we agreed to approximately $3.9 million of the proposed working capital adjustment and appropriately adjusted our results from discontinued operations during the first quarter. We expect to finalize the working capital adjustment during our second quarter of fiscal 2012.

On September 5, 2011, we acquired the assets of Powerlink Specialist Electronics Support Limited (“Powerlink”) for approximately $2.0 million. Powerlink, a UK-based technical service company with locations in London and Dubai, services traveling wave tube (TWT) amplifiers and related equipment for the Satellite Communications market throughout Europe and the Middle East. The company generated revenues of £1.3 million during its fiscal year ended May 31, 2011. This acquisition positions us to provide cost-effective distribution, installation and service of microwave tubes to communications, industrial, military and medical users around the world.

We have two operating segments, which we define as follows:

Electron Device Group (“EDG”) provides engineered solutions and distributes electronic components to customers in diverse markets including the steel, automotive, textile, plastics, semiconductor manufacturing, avionics, and broadcast equipment industries.

Canvys provides global customized display solutions serving the financial, corporate enterprise, healthcare, industrial, and medical original equipment manufacturer (“OEM”) markets.

We currently have operations in the following major geographic regions:

•	North America;
•	Asia/Pacific;
•	Europe; and
•	Latin America.

RESULTS OF CONTINUING OPERATIONS

Financial Summary – Three Months Ended September 3, 2011

•	Net sales for the first quarter of fiscal 2012 were $41.5 million, up 10.7%, compared to net sales of $37.5 million during the first quarter of last year.

•	Gross margin as a percentage of net sales increased to 30.6% during the first quarter of fiscal 2012 compared to 30.4% during the first quarter of last year.

•	SG&A expenses during the first quarter of fiscal 2012 were $10.8 million, or 25.9% of net sales, compared to $10.5 million, or 28.1% of net sales, during the first quarter of last year.

•	Operating income during the first quarter of fiscal 2012 was $2.0 million, or 4.8% of net sales, compared to operating income of $0.8 million, during the first quarter of last year.

•	Income from continuing operations during the first quarter of fiscal 2012 was $1.0 million, compared to income from continuing operations of $0.5 million during the first quarter of last year.

•

Income from discontinued operations, net of tax, was $2.6 million, or $0.15 per diluted common share, during the first quarter of fiscal 2012 compared to $7.9 million, or $0.44 per diluted common share, during the first quarter of last year.

•

Net income during the first quarter of fiscal 2012 was $3.6 million, or $0.21 per diluted common share, compared to net income of $8.4 million, or $0.47 per diluted common share, during the first quarter of last year.

Net Sales and Gross Profit Analysis

During the first quarter of fiscal 2012, consolidated net sales increased 10.7% compared to the first quarter of fiscal 2011.

Net sales by segment and percent change during the first quarter of fiscal 2012 and 2011 were as follows (in thousands):

Net Sales	FY 2012	FY 2011	% Change
First Quarter
EDG	$30,729	$27,493	11.8%
Canvys	10,782	10,017	7.6%

Total	$41,511	$37,510	10.7%

Consolidated gross profit as a percentage of net sales increased to 30.6% during the first quarter of fiscal 2012, as compared to 30.4% during the first quarter of fiscal 2011.

Gross profit reflects the distribution and manufacturing product margin less manufacturing variances, inventory obsolescence charges, customer returns, scrap and cycle count adjustments, engineering costs, and other provisions.

Gross profit by segment and percent of segment net sales during the first quarter of fiscal 2012 and 2011 were as follows (in thousands):

Gross Profit	FY 2012	% of Net Sales	FY 2011	% of Net Sales
First Quarter
EDG	$9,671	31.5%	$9,055	32.9%
Canvys	3,031	28.1%	2,335	23.3%

Total	$12,702	30.6%	$11,390	30.4%

Electron Device Group

Net sales for EDG were $30.7 million, up 11.8%, during the first quarter of fiscal 2012 compared to $27.5 million during the first quarter of fiscal 2011. The increase in net sales is primarily due to sales growth for our industrial tube products, due to a strategic distribution agreement, and increase in demand for our products that support the semiconductor fabrication equipment market.

Gross margin as a percentage of net sales decreased to 31.5% during the first quarter of fiscal 2012, compared to 32.9% during the first quarter of fiscal 2011. Our gross margin for industrial tubes was relatively flat during the first quarter of fiscal 2012 compared to fiscal 2011, reflecting pricing commitments within our strategic distribution agreement. The overall decrease in gross margin primarily reflects sales mix between Original Equipment Manufacturers (“OEMs”) and aftermarket customers.

Canvys

Net sales for Canvys were $10.8 million, up 7.6%, during the first quarter of fiscal 2012 compared to $10.0 million during the first quarter of fiscal 2011. The increase in net sales is primarily due to sales growth in North America to OEMs.

Gross margin as a percentage of net sales for the first quarter of fiscal 2012 increased to 28.1%, compared to 23.3% in the prior year’s quarter. The increase in gross margin was due to continued growth and focus on the more profitable OEM business in both North America and Europe, in addition to a decline in inbound freight costs during the first quarter of fiscal 2012, compared to the first quarter of fiscal 2011.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) were $10.8 million for the first quarter of fiscal 2012 compared to $10.5 million during the first quarter of fiscal 2011. The $10.8 million and $10.5 million during the first quarter of fiscal 2012 and fiscal 2011, respectively, reflect the SG&A from our continuing operations. The $0.3 million increase in SG&A includes a $0.5 million increase in EDG, a $0.2 million increase in Canvys, offset by a decrease of $0.4 million in support functions and other administrative expenses. The increase of $0.5 million within EDG was due primarily to increases in employee costs related to additional headcount and facility costs. The increase of $0.2 million in Canvys was due primarily to increases in bad debt expense. The decrease in support functions and other administrative costs was due primarily to headcount reductions.

Other (Income) Expense

Other (income) expense was $0.4 million of expense during the first quarter of fiscal 2012, as compared to $0.3 million of expense during the first quarter of fiscal 2011. Other (income) expense included a foreign exchange loss of $0.8 million during the first quarter of fiscal 2012, as compared to a foreign exchange loss of $0.1 million during the first quarter of fiscal 2011. Our foreign exchange gains and losses are primarily due to the translation of our U.S. dollars we hold in non-U.S. entities. We currently do not utilize derivative instruments to manage our exposure to foreign currency. The first quarter of fiscal 2012 also included $0.4 million of investment/interest income, while the first quarter of fiscal 2011 included interest expense of $0.1 million.

Income Tax Provision

The effective income tax rate from continuing operations during the first quarter of fiscal 2012 was 35.8% as compared to 23.4% for the first quarter of fiscal 2011. The increase in rate during the first quarter of fiscal 2012, as compared to fiscal 2011, was due to our position with respects to ASC 740-30, Income Taxes – Other Considerations or Special Areas (“ASC 740-30”), and the tax benefit recorded due to the release of the valuation allowance during the first quarter of fiscal 2011. The effective tax rate as compared to the federal statutory rate of 35.0% resulted from our geographical distribution of taxable income and the apportionment of income to various states. There were no changes in judgment during the first quarter regarding the beginning-of-year valuation allowance which would require a benefit to be excluded from the annual effective tax rate and allocated to the interim period.

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

As of September 3, 2011, $43.4 million of cumulative positive earnings of some of our foreign subsidiaries are still considered permanently reinvested pursuant to ASC 740-30. Due to various tax attributes that are continuously changing, it is not practical to determine what, if any, tax liability might exist if such earnings were to be repatriated.

As of September 3, 2011, our worldwide liability for uncertain tax positions related to continuing operations, excluding interest and penalties, was $0.5 million as compared to $0.5 million as of May 28, 2011. We record penalties and interest relating to uncertain tax positions in the income tax expense line item within the unaudited consolidated statements of income and comprehensive income.

It is reasonably possible that there will be a change in the unrecognized tax benefits related to continuing operations, excluding interest and penalties, in the range of $0 to approximately $0.1 million due to the expiration of various statutes of limitations within the next 12 months.

Discontinued Operations

Arrow Transaction

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

On June 29, 2011, we received notification from Arrow seeking a post-closing working capital adjustment, which would reduce the purchase price by approximately $4.2 million. We recorded the working capital adjustment of $4.2 million in our results from discontinued operations during our fourth quarter of fiscal 2011. During the first quarter of fiscal 2012, we agreed to approximately $3.9 million of the proposed working capital adjustment and appropriately adjusted our results from discontinued operations during the first quarter. We expect to finalize the working capital adjustment during our second quarter of fiscal 2012.

Financial Summary – Discontinued Operations

Summary financial results for the first three months ended September 3, 2011, and August 28, 2010, are presented in the following table (in thousands):

	Three Months
	Sept 3, 2011	Aug 28, 2010
Net sales	$875	$99,634
Gross profit (loss)	(109)	21,200
Selling, general, and administrative expenses	(317)	12,750
Interest expense, net	—	167
Purchase price adjustment	(266)	—
Income tax provision (benefit)	(2,128)	360
Income from discontinued operations, net of tax	$2,602	$7,923

Net sales and gross profit (loss) for the three months ended September 3, 2011, reflect our financial results relating to the Manufacturing Agreement with Arrow that we entered into in connection with the Transaction. Pursuant to the three year agreement, we agreed to continue to manufacture certain RFPD products for Arrow. Selling, general, and administrative expenses reflect a benefit of $0.3 million for adjustments recorded due to changes in our estimates related to liabilities for our discontinued operations. Finally, in the first quarter of fiscal 2012, in connection with an examination by the Internal Revenue Service, we reduced our deferred tax liability by $2.1 million related to our un-repatriated foreign earnings based on a final determination of the amount of earnings and profits remaining in certain foreign subsidiaries after the Arrow transaction.

In accordance with ASC 205-20, the allocation of interest expense to discontinued operations of other consolidated interest that is not directly attributable to, or related to, other operations of the entity is permitted but not required. The consolidated interest that cannot be attributable to other operations of the entity is allocated based on the ratio of net assets to be sold or discontinued to the total consolidated net assets. We appropriately allocated approximately $0.2 million of interest expense to discontinued operations for the three months ended August 28, 2010, respectively, using the ratio of net assets that we sold or that became discontinued to total assets.

Assets and liabilities classified as discontinued operations on our consolidated balance sheets as of September 3, 2011, and May 28, 2011, include the following (in thousands):

	Sept 3, 2011	May 28, 2011
Accounts receivable	$—	$2,356
Inventories	1,548	1,152
Prepaid expenses and other assets	131	110
Current deferred income taxes	400	400

Discontinued operations - Assets	$2,079	$4,018

Accrued liabilities (1)	$7,137	$13,771
Long-term income tax liabilities	1,572	1,622

Discontinued operations - Liabilities	$8,709	$15,393

(1)	Included in accrued liabilities as of September 3, 2011, is a working capital adjustment of $3.9 million, vacation/pension accruals of $1.5 million, and a payable to Arrow for cash collections of $3.6 million, offset by a receivable due to us from Arrow including $1.7 million for transition services, $1.2 million of prepaids, and $0.5 million of VAT. There is also $1.5 million of other accrued liabilities, including severance.

In accordance with ASC 230, Statement of Cash Flows, entities are permitted but not required to separately disclose, either in the statement of cash flows or footnotes to the financial statements, cash flows pertaining to discontinued operations. Entities that do not present separate operating cash flows information related to discontinued operations must do so consistently for all periods presented, which may include periods long after the sale or liquidation of the operation. We currently do not have cash balances that were specific to RFPD and as a result, we believe that it is appropriate not to present separate cash flows from discontinued operations on our statement of cash flows.

Net Income and Per Share Data

Net income during the first quarter of fiscal 2012 was $3.6 million, or $0.21 per diluted common share and $0.19 per Class B diluted common share, as compared to net income of $8.4 million during the first quarter of fiscal 2011, or $0.47 per diluted common share and $0.43 per Class B diluted common share.

LIQUIDITY, FINANCIAL POSITION, AND CAPITAL RESOURCES

Our growth and cash needs have been primarily financed through income from operations. Cash and cash equivalents for the first quarter ended September 3, 2011, were $37.2 million. In addition, CD’s and time deposits classified as short-term investments were $113.6 million and long-term investments were $33.5 million. Cash and investments at September 3, 2011, consisted of $127.7 million in North America, $19.6 million in Europe, $0.8 million in Latin America, and $36.2 million in Asia/Pacific. At May 28, 2011, cash and cash equivalents were $171.0 million. CD’s and time deposits classified as short-term investments were $52.1 million and long-term investments were $16.3 million. Cash and investments at May 28, 2011, consisted of $157.1 million in North America, $36.6 million in Europe, $1.0 million in Latin America, and $44.7 million in Asia/Pacific. While net income will significantly decline as a result of the Transaction, our working capital investment and capital spending requirements will also significantly decline.

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

Cash Flows from Operating Activities

Cash used in operating activities, including our discontinued operations, during the first three months of fiscal 2012 was $47.6 million. The $47.6 million of cash used in operating activities primarily reflects a decrease of $33.6 million in accrued liabilities, a $11.4 million decrease in long-term tax liabilities, an $8.3 million increase in income tax receivable, and an increase of $3.6 million in inventory, offset by a $5.3 million increase in deferred income taxes and a $2.8 million increase in prepaid expenses. The $33.6 million in accrued liabilities, excluding the impact of foreign exchange of $0.1 million, was due primarily to our tax payment related to the sale of RFPD during the first three months of fiscal 2012. The $11.4 million in long-term tax liabilities, excluding the impact of foreign exchange of less than $0.1 million, relates to estimated tax payments for the fiscal 2011 and fiscal 2012 tax returns. The $8.3 million in income tax receivable relates to an overpayment in our estimated tax during the first three months of fiscal 2012. The $3.6 million in inventory, excluding the impact of foreign exchange of $0.9 million, was due primarily to increased purchasing to support future sales growth.

Cash provided by operating activities, including our discontinued operations, during the first three months of fiscal 2011 was $0.4 million due primarily to higher net income, offset by higher accounts receivable and inventory balances. The increase in inventory of $6.5 million, excluding the impact of foreign currency exchange of $0.3 million, during the first three months of fiscal 2011 was due primarily to increased sales volume and inventory purchased to support future sales growth. The increase in accounts receivable balances was due primarily to a $1.7 million impact of foreign currency exchange during the first three months of fiscal 2011.

Cash Flows from Investing Activities

Net cash used in investing activities, including our discontinued operations, of $78.8 million during the first three months of fiscal 2012 was due primarily to the purchase of $78.8 million in time deposits and CDs. Net cash used in investing activities, including our discontinued operations, of $0.4 million during the first three months of fiscal 2011 was due primarily to $0.4 million of capital expenditures.

Cash Flows from Financing Activities

Net cash used in financing activities, including discontinued operations, of $8.4 million during the first three months of fiscal 2012 was due primarily to $7.7 million related to the repurchase of common stock and $0.8 million in cash dividends paid, partially offset by $0.1 million in proceeds from the issuance of common stock. Net cash provided by financing activities, including discontinued operations, of $2.3 million during the first three months of fiscal 2011 was due primarily to borrowings on our credit agreement, partially offset by the redemption of our 7  3/4% Notes and cash dividends paid.

Dividend payments for the first three months of fiscal 2012 were approximately $0.8 million. All future payments of dividends are at the discretion of the Board of Directors. Dividend payments will depend on earnings, capital requirements, operating conditions, and such other factors that the Board may deem relevant.

We believe that the existing sources of liquidity, including current cash, will provide sufficient resources to meet known capital requirements and working capital needs for the fiscal year ending June 2, 2012.

UPDATES TO CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Inventories: Our worldwide inventories are stated at the lower of cost or market, generally using a weighted-average cost method. Our inventories included $30.5 million of finished goods and $3.3 million of raw materials and work-in-progress as of September 3, 2011, compared to approximately $28.0 million of finished goods and $2.9 million of raw materials and work-in-progress as of May 28, 2011.

At this time, we do not anticipate any material risks or uncertainties related to possible inventory write-downs for the remainder of our fiscal 2012, ending June 2, 2012.

Revenue Recognition: Our product sales are recognized as revenue upon shipment, when title passes to the customer, when delivery has occurred or services have been rendered, and when collectability is reasonably assured. Our sales are recorded net of estimated discounts and returns based on our historical experience. Our products are often manufactured to meet the specific design needs of our customers’ applications. Our engineers work closely with customers to ensure that our products will meet their needs. Our customers are under no obligation to compensate us for designing the products we sell.

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

Discontinued Operations: In accordance with ASC 205-20, Presentation of Financial Statements- Discontinued Operations (“ASC 205-20”), we reported the financial results of RFPD as a discontinued operation. Refer to Note 4 “Discontinued Operations” of our notes to our unaudited consolidated financial statements for additional discussion on the sale of RFPD.

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

The interpretation and analysis of these disclosures should not be considered in isolation since such variances in exchange rates would likely influence other economic factors. Such factors, which are not readily quantifiable, would likely also affect our operations. Additional disclosure regarding various market risks are set forth in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended May 28, 2011.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 3, 2011.

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

(b) Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the first quarter of fiscal 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time we or our subsidiaries are involved in legal actions that arise in the ordinary course of our business. While the outcome of these matters cannot be predicted with certainty, we do not believe that the outcome of any current claims, including the abovementioned legal matters, will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended May 28, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

			Total Number
			of Shares	Dollar Amount of	Amounts Remaining
	Total Number	Average Price	Purchased as Part	Shares Purchased	Under the Share
	of Shares	Paid per	of Publicly Announced	Under the Plans or	Repurchase
Period	Purchased	Share	Plans or Programs	Programs	Authorization
May 28, 2011					$16,324,326
May 29, 2011 - July 2, 2011	508,500	$13.30	508,500	$6,761,488	$9,562,838
July 3, 2011 - July 30, 2011 (1)	47,100	$13.49	47,100	$635,578	$33,927,260
July 31, 2011 - September 3, 2011	21,697	$13.52	21,697	$293,443	$33,633,817

TOTAL	577,297	$13.32	577,297	$7,690,509

Notes:

(1) On July 19, 2011, the Board of Directors authorized an additional $25.0 million of share repurchases.

ITEM 5.	OTHER INFORMATION

Results of Operation and Financial Condition and Declaration of Dividend

On October 5, 2011, we issued a press release reporting results for our first quarter ended September 3, 2011, and the declaration of a cash dividend. A copy of the press release is furnished as Exhibit 99.1 to this Form 10-Q and incorporated by reference herein.

Other

On October 3, 2011, Kyle C. Badger resigned as Executive Vice President and General Counsel of the Company effective October 31, 2011.

Submission of Matters to a Vote of Security Holders

We held our annual meeting of stockholders on October 4, 2011. As of August 17, 2011, the record date for the annual meeting, 14,269,083 shares of Class A common stock, each entitled one vote per share, and 2,951,961 shares of Class B common stock, each entitled to 10 votes per share, were issued and outstanding. Accordingly, as of August 17, 2011, the combined voting power of our shares of common stock entitled to vote at the meeting was 43,788,693 votes. The following proposals, which are described in detail in our Proxy Statement filed with the Securities and Exchange Commission on August 23, 2011, were voted upon and approved at the annual meeting:

1.	A proposal to elect six directors nominated by our Board of Directors to serve on our Board of Directors until the next annual meeting or until their successors are elected and shall have qualified, was approved with the following vote:

Nominee	For	Abstain/ Withhold	Broker Non-Votes

Edward J. Richardson	38,121,278	547,419	2,274,850
Scott Hodes	36,976,207	1,692,490	2,274,850
Ad Ketelaars	38,114,360	554,337	2,274,850
Paul J. Plante	38,088,548	580,149	2,274,850
Harold L. Purkey	37,983,852	684,845	2,274,850
Samuel Rubinovitz	37,977,584	691,113	2,274,850

2.	A proposal to select Ernst & Young, LLP as our independent registered public accounting firm for fiscal year 2012 was approved with 40,802,814 votes “FOR”, 131,948 votes “AGAINST”, and 8,785 votes “ABSTAIN/WITHHOLD”.
3.	A proposal to approve Richardson Electronics, Ltd. 2011 Long-Term Incentive Plan was approved with 38,579,810 votes ”FOR”, 78,960 votes “AGAINST”, 9,927 votes “ABSTAIN/WITHHOLD”, and 2,274,850 broker non-votes.
4.	A proposal to approve, on an advisory basis, the compensation of our Named Executive Officers was approved with 38,515,737 votes ”FOR”, 143,376 votes “AGAINST”, 9,584 votes “ABSTAIN/WITHHOLD”, and 2,274,850 broker non-votes.
5.	A proposal to recommend, on an advisory basis, the frequency of future advisory votes on the compensation of our Named Executive Officers resulted in 37,474,815 votes for one year, 2,665 votes for two years, 1,186,160 for three years and 5,057 “ABSTAIN”.

ITEM 6.	EXHIBITS

See exhibit index which is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RICHARDSON ELECTRONICS, LTD.

Date: October 6, 2011	By:	/s/ Kathleen S. Dvorak
Kathleen S. Dvorak
Chief Financial Officer

(on behalf of the Registrant and as Principal Financial Officer)

Exhibit Index

(c) EXHIBITS

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of the Company, incorporated by reference to Appendix B to the Proxy Statement / Prospectus dated November 13, 1986, incorporated by reference to the Company’s Registration Statement on Form S-4.
3.2	Amended and Restated By-Laws of the Company, incorporated by reference to Exhibit 3.2 on the Company’s Report on Form 10-Q for the quarterly period ended August 29, 2009.
31.1	Certification of Edward J. Richardson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed pursuant to Part I).
31.2	Certification of Kathleen S. Dvorak pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed pursuant to Part I).
32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed pursuant to Part I).
99.1	Press release, dated October 5, 2011.
101	The following financial information from our Quarterly Report on Form 10-Q for the first quarter of fiscal 2012, filed with the SEC on October 6, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets as of September 3, 2011, and May 28, 2011, (ii) the Unaudited Consolidated Statements of Income and Comprehensive Income for the three months ended September 3, 2011, and August 28, 2010, (iii) the Unaudited Consolidated Statements of Cash Flows for the three months ended September 3, 2011, and August 28, 2010, (iv) the Unaudited Consolidated Statement of Stockholder’s Equity as of September 3, 2011, and (v) Notes to Unaudited Consolidated Financial Statements.