Form 10-Q
period 2011-12-03
RICHARDSON ELECTRONICS LTD/DE
filed 2012-01-12
CIK 355948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 3, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      To

Commission File Number: 0-12906

RICHARDSON ELECTRONICS, LTD.

(Exact name of registrant as specified in its charter)

Delaware	36-2096643
(State or other jurisdiction of incorporation or organization)	(I.R. S. Employer Identification No.)

40W267 Keslinger Road, P.O. Box 393

LaFox, Illinois 60147-0393

(Address of principal executive offices)

(630) 208-2200

Registrant’s telephone number, including area code:

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

As of January 9, 2012, there were outstanding 14,012,896 shares of Common Stock, $0.05 par value and 2,939,961 shares of Class B Common Stock, $0.05 par value, which are convertible into Common Stock of the registrant on a share for share basis.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Richardson Electronics, Ltd.

Unaudited Consolidated Balance Sheets

(in thousands, except per share amounts)

	December 3, 2011	May 28, 2011
Assets
Current assets:
Cash and cash equivalents	$25,182	$170,975
Accounts receivable, less allowance of $528 and $438	22,255	22,374
Inventories	35,325	30,853
Prepaid expenses and other assets	1,282	5,768
Deferred income taxes	2,066	2,084
Income tax receivable	5,584	—
Investments - current	136,084	52,116
Discontinued operations - assets	1,669	4,018

Total current assets	229,447	288,188

Non-current assets:
Property, plant and equipment, net	4,739	5,216
Goodwill	1,733	—
Non-current deferred income taxes	1,801	3,994
Investments - non-current	15,429	16,656

Total non-current assets	23,702	25,866

Total assets	$253,149	$314,054

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$14,569	$17,814
Accrued liabilities	11,476	43,719
Discontinued operations - liabilities	4,881	15,897

Total current liabilities	30,926	77,430

Non-current liabilities:
Long-term income tax liabilities	7,136	12,568
Other non-current liabilities	1,204	387
Discontinued operations - non-current liabilities	1,572	1,622

Total non-current liabilities	9,912	14,577

Total liabilities	40,838	92,007

Commitments and contingencies	—	—

Stockholders’ equity
Common stock, $0.05 par value; issued 13,993 shares at December 3, 2011, and 14,921 shares at May 28, 2011	700	746
Class B common stock, convertible, $0.05 par value; issued 2,940 shares at December 3, 2011, and 2,952 shares at May 28, 2011	147	147
Preferred stock, $1.00 par value, no shares issued	—	—
Additional paid-in-capital	99,507	112,179
Common stock in treasury, at cost, 3 shares at December 3, 2011, and 112 shares at May 28, 2011	(36)	(1,493)
Retained earnings	101,708	98,927
Accumulated other comprehensive income	10,285	11,541

Total stockholders’ equity	212,311	222,047

Total liabilities and stockholders’ equity	$253,149	$314,054

Richardson Electronics, Ltd.

Unaudited Consolidated Statements of Income and Comprehensive Income (Loss)

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	December 3, 2011	November 27, 2010	December 3, 2011	November 27, 2010
Statements of Income
Net sales	$39,138	$40,980	$80,649	$78,490
Cost of sales	27,448	29,185	56,257	55,304

Gross profit	11,690	11,795	24,392	23,186
Selling, general, and administrative expenses	9,973	11,198	20,745	21,743
Loss (gain) on disposal of assets	—	2	(70)	2

Operating income	1,717	595	3,717	1,441

Other (income) expense:
Interest expense	1	39	1	106
Investment/interest income	(282)	—	(646)	—
Foreign exchange (gain) loss	(486)	197	295	316
Loss on retirement of short-term debt	—	—	—	60
Other, net	19	(79)	(2)	(70)

Total other (income) expense	(748)	157	(352)	412

Income from continuing operations before income taxes	2,465	438	4,069	1,029
Income tax provision	836	270	1,411	408

Income from continuing operations	1,629	168	2,658	621
Income (loss) from discontinued operations, net of tax	(799)	7,291	1,803	15,214

Net income	$830	$7,459	$4,461	$15,835

Net income per Common share - Basic:
Income from continuing operations	$0.10	$0.01	$0.16	$0.04
Income (loss) from discontinued operations	(0.05)	0.42	0.11	0.87

Total net income per Common share - Basic:	$0.05	$0.43	$0.27	$0.91

Net income per Class B common share - Basic:
Income from continuing operations	$0.09	$0.01	$0.14	$0.03
Income (loss) from discontinued operations	(0.04)	0.38	0.10	0.78

Total net income per Class B common share - Basic:	$0.05	$0.39	$0.24	$0.81

Net income per Common share - Diluted:
Income from continuing operations	$0.09	$0.01	$0.15	$0.03
Income (loss) from discontinued operations	(0.05)	0.40	0.10	0.84

Total net income per Common share - Diluted:	$0.04	$0.41	$0.25	$0.87

Net income per Class B common share - Diluted:
Income from continuing operations	$0.09	$0.01	$0.14	$0.03
Income (loss) from discontinued operations	(0.04)	0.37	0.10	0.77

Total net income per Class B common share - Diluted:	$0.05	$0.38	$0.24	$0.80

Weighted average number of shares:
Common shares - Basic	14,069	14,768	14,206	14,725

Class B common shares - Basic	2,940	3,028	2,946	3,038

Common shares - Diluted	17,161	18,099	17,319	18,010

Class B common shares - Diluted	2,940	3,028	2,946	3,038

Dividends per common share	$0.05	$0.020	$0.100	$0.040

Dividends per Class B common share	$0.045	$0.018	$0.090	$0.036

Statements of Comprehensive Income (loss)
Net income	$830	$7,459	$4,461	$15,835
Foreign currency translation	(2,573)	2,422	(1,205)	4,440
Fair value adjustments on investments	(3)	32	(51)	29

Comprehensive income (loss)	$(1,746)	$9,913	$3,205	$20,304

Richardson Electronics, Ltd.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended		Six Months Ended
	December 3, 2011	November 27, 2010	December 3, 2011	November 27, 2010
Operating activities:
Net income	$830	$7,459	$4,461	$15,835
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	280	490	564	1,385
Loss on retirement of short-term debt	—	—	—	60
Loss on sale of investments	11	—	1	—
Stock compensation expense	107	160	262	308
Current and non-current deferred income taxes	(3,514)	(85)	1,815	(31)
Accounts receivable	161	(9,536)	(64)	(11,212)
Income tax receivable	2,686	—	(5,584)	—
Inventories	(1,978)	(3,473)	(5,592)	(10,016)
Prepaid expenses and other assets	5,631	(862)	8,426	(1,704)
Accounts payable	(503)	7,361	(3,084)	6,651
Accrued liabilities	(9,230)	1,762	(42,866)	2,021
Long-term income tax liabilities	4,396	—	(7,015)	—
Other	1,744	(481)	1,678	(61)

Net cash provided by (used in) operating activities	621	2,795	(46,998)	3,236

Investing activities:
Cash consideration paid for acquired business	(2,297)	—	(2,297)	—
Capital expenditures	—	(97)	(74)	(496)
Proceeds from sale of assets	—	—	16	—
Purchase of time deposits/ CDs	(4,029)	—	(82,780)	—
Proceeds from sales of available-for-sale securities	58	73	121	83
Purchases of available-for-sale securities	(58)	(73)	(121)	(83)
Other	3	(40)	51	(33)

Net cash used in investing activities	(6,323)	(137)	(85,084)	(529)

Financing activities:
Proceeds from borrowings	—	47,300	—	109,600
Payments on debt	—	(51,300)	—	(91,600)
Payments on retirement of short-term debt	—	—	—	(19,517)
Repurchase of common stock	(4,197)	(162)	(11,888)	(162)
Proceeds from issuance of common stock	275	1,607	362	1,771
Cash dividends paid	(832)	(351)	(1,678)	(699)
Other	(4)	—	3	—

Net cash used in financing activities	(4,758)	(2,906)	(13,201)	(607)

Effect of exchange rate changes on cash and cash equivalents	(1,594)	1,299	(510)	1,895

Increase (decrease) in cash and cash equivalents	(12,054)	1,051	(145,793)	3,995
Cash and cash equivalents at beginning of period	37,236	31,982	170,975	29,038

Cash and cash equivalents at end of period	$25,182	$33,033	$25,182	$33,033

Richardson Electronics, Ltd.

Unaudited Consolidated Statement of Stockholders’ Equity

(in thousands)

	Common	Class B Common	Par Value	Additional Paid In Capital	Common Stock in Treasury	Retained Earnings	Accumulated Other Comprehensive Income (loss )	Total
Balance May 28 , 2011:	14,921	2,952	$893	$112,179	$(1,493)	$98,927	$11,541	$222,047
Net income	—	—	—	—	—	4,461	—	4,461
Foreign currency translation	—	—	—	—	—	—	(1,205)	(1,205)
Fair value adjustments on investments	—	—	—	—	—	—	(51)	(51)
Share-based compensation:
Stock options	—	—	—	262	—	—	—	262
Common stock:								—
Options exercised	63	—	4	437	(80)	—	—	361
Cancelled shares	—	(12)	—	—	—	—	—	—
Repurchase of common stock	—	—	—	—	(11,888)	—	—	(11,888)
Treasury stock	(1,003)		(51)	(13,371)	13,425			3
Other	12	—	1	—	—	(2)	—	(1)
Dividends paid to :
Common ($0.10 per share)	—	—	—	—	—	(1,413)	—	(1,413)
Class B ($0.09 per share)	—	—	—	—	—	(265)	—	(265)

Balance December 3, 2011:	13,993	2,940	$847	$99,507	$(36)	$101,708	$10,285	$212,311

RICHARDSON ELECTRONICS, LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. DESRIPTION OF THE COMPANY

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

Our products include subsystems used in semiconductor manufacturing, electron tubes, microwave generators, and visual technology solutions. These products are used to control, switch or amplify electrical power signals, or used as display devices in a variety of industrial, commercial, medical, and communication applications.

On March 1, 2011, we completed the sale of the assets primarily used or held for use in, and certain liabilities of, our RF, Wireless and Power Division (“RFPD”), as well as certain other Company assets, including our information technology assets, to Arrow Electronics, Inc. (“Arrow”) in exchange for $238.8 million, which included an estimated pre-closing working capital adjustment of approximately $27.0 million (“the Transaction.”) The final purchase price was subject to a post-closing working capital adjustment.

On June 29, 2011, we received notification from Arrow seeking a post-closing working capital adjustment, which would reduce the purchase price by approximately $4.2 million. We recorded the working capital adjustment of $4.2 million in our results from discontinued operations during our fourth quarter of fiscal 2011. During the first quarter of fiscal 2012, we agreed to approximately $3.9 million of the proposed working capital adjustment and adjusted our results from discontinued operations during the first quarter. During the second quarter of fiscal 2012, we paid Arrow $3.9 million to settle the agreed upon working capital adjustment.

On September 5, 2011, we acquired the assets of Powerlink Specialist Electronics Support Limited (“Powerlink”) for approximately $2.3 million, including a working capital adjustment of $0.2 million related to payables of approximately $0.2 million that were paid by Powerlink prior to the close. Powerlink, a UK-based technical service company with locations in London and Dubai, services traveling wave tube (TWT) amplifiers and related equipment for the Satellite Communications market throughout Europe and the Middle East. The company generated revenues of approximately $2.0 million during its fiscal year ended May 31, 2011. This acquisition positions us to provide cost-effective distribution, installation and service of microwave tubes to communications, industrial, military and medical users around the world.

We have two operating segments, which we define as follows:

Electron Device Group (“EDG”) provides engineered solutions and distributes electronic components to customers in diverse markets including the steel, automotive, textile, plastics, semiconductor manufacturing, avionics, and broadcast equipment industries. With the acquisition of Powerlink, EDG also offers its customers technical services for both microwave and power grid tubes.

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

The audited consolidated balance sheet for the fiscal year ended May 28, 2011, has been restated to reflect the Transaction. Refer to Note 5 “Discontinued Operations” of our notes to our unaudited consolidated financial statements for additional discussion on the sale of RFPD.

Retained earnings and accrued liabilities within the audited consolidated balance sheet for the fiscal year ended May 28, 2011, have been restated to reflect an unrecorded misstatement. Refer to Note 3 “Restatement” of our notes to our unaudited consolidated financial statements for additional discussion on this unrecorded misstatement.

Our fiscal quarter ends on the Saturday nearest the end of the quarter ending month. The first six months of fiscal 2012 and 2011 contained 27 and 26 weeks, respectively.

In the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results of interim periods have been made. All inter-company transactions and balances have been eliminated. The unaudited consolidated financial statements presented herein include the accounts of our wholly owned subsidiaries. The results of our operations for the three and six months ended December 3, 2011, are not necessarily indicative of the results that may be expected for the fiscal year ending June 2, 2012.

The financial information contained in this report should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended May 28, 2011, that we filed on July 22, 2011.

3. RESTATEMENT

During the second quarter of our fiscal year 2012, in connection with an ongoing IRS examination, we determined that a deduction taken on our fiscal year 2006 federal tax return was taken in error. As a result, the tax impact of the Net Operating Loss (“NOL”) carry forward from our fiscal year 2006 was overstated by approximately $2.1 million. The NOL from our fiscal year 2006 was fully utilized and the reversal of all associated valuation allowances was recorded in our results from discontinued operations during our fiscal year 2011. The deferred tax asset related to the NOL was fully reserved prior to the fourth quarter of fiscal 2011.

The Securities and Exchange Commission (the “SEC” or “Commission”) Staff Accounting Bulletin 108 (“SAB 108”) provides guidance on quantifying and evaluating the materiality of errors. SAB 108 requires that a company considers the “iron curtain” and the “rollover” approach when quantifying misstatement amounts. Under the rollover approach, the error is quantified as the amount by which the current year income statement is misstated. The iron curtain approach quantifies the error using both a balance sheet and an income statement approach and evaluates whether either of these approaches results in quantifying a misstatement that is material, considering all relevant quantitative and qualitative factors.

Materiality was also assessed from a qualitative perspective based on whether it was probable that the judgment of a reasonable person relying upon the report would have been changed or influenced by the inclusion or correction of the item. We do not believe the effect of this error would have changed or influenced the judgment of a reasonable person.

We have performed an analysis of this error using both the rollover and iron curtain methods and have concluded that this error is material to our current period’s financial statements and immaterial to our fiscal 2011 financial statements. Accordingly, we will restate our fiscal 2011 financial statements to correct the error in our fiscal 2012 Form 10-K. This error did not impact the financial statements prior to fiscal 2011, as the NOL was fully reserved prior to the fourth quarter of fiscal 2011. During the second quarter of fiscal 2012, we recorded an entry to reduce our retained earnings and increase our discontinued liabilities by $2.1 million to correct the error on the balance sheet.

During the three months ended December 3, 2011, the effect on retained earnings and net income were as follows (in thousands):

	Effect on Retained Earnings	Effect on Net Income
Recording of prior year’s income tax expense	$(2,126)	$—
Income tax effect on the above	$—	$—

Net SAB 108 Effect	$(2,126)	$—

The understatement of our income tax accrual as of our fiscal year ended May 28, 2011, affected our consolidated balance sheet as follows (in thousands):

	As Reported	Restated
Discontinued Liabilities	$13,771	$15,897
Retained Earnings	$101,053	$98,927

The understatement of income tax expense for our fiscal year ended May 28, 2011, affected our consolidated statement of operations as follows (in thousands, except per share data):

	As Reported	Restated
Income from discontinued operations, net of tax	$88,092	$85,966
Net Income	$90,074	$87,948
Income from discontinued operations per diluted share	$4.84	$4.72
Net Income per diluted share	$4.95	$4.83

4. UPDATES TO CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Inventories: Our worldwide inventories are stated at the lower of cost or market, generally using a weighted-average cost method. Our inventories included approximately $31.9 million of finished goods and $3.4 million of raw materials and work-in-progress as of December 3, 2011, as compared to approximately $28.0 million of finished goods and $2.9 million of raw materials and work-in-progress as of May 28, 2011.

At this time, we do not anticipate any material risks or uncertainties related to possible inventory write-downs for the remainder of our fiscal year ending June 2, 2012.

Revenue Recognition: Our product sales are recognized as revenue upon shipment, when title passes to the customer, when delivery has occurred or services have been rendered, and when collectability is reasonably assured. We also record estimated discounts and returns based on our historical experience. Our products are often manufactured to meet the specific design needs of our customers’ applications. Our engineers work closely with customers to ensure that our products will meet their needs. Our customers are under no obligation to compensate us for designing the products we sell.

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

Discontinued Operations: In accordance with Accounting Standards Codification (“ASC”) 205-20, Presentation of Financial Statements- Discontinued Operations (“ASC 205-20”), we reported the financial results of RFPD as a discontinued operation. Refer to Note 5 “Discontinued Operations” of our notes to our unaudited consolidated financial statements for additional discussion on the sale of RFPD.

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

New Accounting Pronouncements: During September 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment, (“ASU Update No. 2011-08). ASU Update No. 2011-08 is intended to simplify how entities, both public and nonpublic, test goodwill for impairment. ASU Update No. 2011-08 permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, Intangibles - Goodwill and Other. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. ASU Update No. 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment test performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made for issuance. We will be adopting ASU Update No. 2011-08 during our fourth quarter of fiscal 2012 and do not expect the adoption to have a material impact on our financial results.

During November 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities, (ASU Update No. 2011-11). ASU Update No. 2011-11, requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. Offsetting, otherwise known as netting, is the presentation of assets and liabilities as a single net amount in the statement of financial position (balance sheet). An entity is required to apply the amendments for annual reporting periods beginning on or after
January 1, 2013, and interim periods within those annual periods. We will be adopting ASU Update No. 2011-11during our first quarter of fiscal 2014.

5. DISCONTINUED OPERATIONS

Arrow Transaction

On March 1, 2011, we completed the sale of the assets primarily used or held for use in, and certain liabilities of, our RF, Wireless and Power Division (“RFPD”), as well as certain other Company assets, including our information technology assets, to Arrow Electronics, Inc. (“Arrow”) in exchange for $238.8 million, which included an estimated pre-closing working capital adjustment of approximately $27.0 million (“the Transaction.”) The final purchase price was subject to a post-closing working capital adjustment.

On June 29, 2011, we received notification from Arrow seeking a post-closing working capital adjustment, which would reduce the purchase price by approximately $4.2 million. We recorded the working capital adjustment of $4.2 million in our results from discontinued operations during our fourth quarter of fiscal 2011. During the first quarter of fiscal 2012, we agreed to approximately $3.9 million of the proposed working capital adjustment and adjusted our results from discontinued operations during the first quarter of fiscal 2012. During the second quarter of fiscal 2012, we paid Arrow $3.9 million to settle the agreed upon working capital adjustment.

Financial Summary – Discontinued Operations

Summary financial results for the first three and six months ended December 3, 2011, and November 27, 2010, are presented in the following table (in thousands):

	Three Months		Six Months
	Dec 3, 2011	Nov 27, 2010	Dec 3, 2011	Nov 27, 2010
Net sales	$816	$108,786	$1,691	$208,420
Gross profit (loss)	(105)	23,120	(374)	44,320
Selling, general, and administrative expenses	54	15,014	(422)	27,764
Interest expense, net	—	101	—	268
Purchase price adjustment	(25)	—	(292)	—
Income tax provision (benefit)	665	714	(1,463)	1,074
Income (loss) from discontinued operations, net of tax	$(799)	$7,291	$1,803	$15,214

Net sales and gross profit (loss) for the three and six months ended December 3, 2011, reflect our financial results relating to the Manufacturing Agreement with Arrow that we entered into in connection with the Transaction. Pursuant to the three-year agreement, we agreed to continue to manufacture certain RFPD products for Arrow. Selling, general, and administrative expenses for the six months ended December 3, 2011, reflect a benefit of $0.4 million for adjustments recorded due to changes in our estimates related to liabilities for our discontinued operations. During the first quarter of fiscal 2012, in connection with an examination by the Internal Revenue Service, we reduced our deferred tax liability by $2.1 million related to our un-repatriated foreign earnings based on a determination of the amount of earnings and profits remaining in certain foreign subsidiaries after the Arrow transaction. During the second quarter of fiscal 2012, we recorded approximately $0.8 million of additional tax provision which represents return to provision adjustments and other tax adjustments.

In accordance with ASC 205-20, the allocation of interest expense to discontinued operations of other consolidated interest that is not directly attributable to, or related to, other operations of the entity is permitted but not required. The consolidated interest that cannot be attributable to other operations of the entity is allocated based on the ratio of net assets to be sold or discontinued to the total consolidated net assets. We appropriately allocated approximately $0.1 million and $0.3 million of interest expense to discontinued operations for the three and six months ended November 27, 2010, respectively, using the ratio of net assets that we sold or that became discontinued to total assets.

Assets and liabilities classified as discontinued operations on our unaudited consolidated balance sheets as of December 3, 2011, and May 28, 2011, include the following (in thousands):

	Dec 3, 2011	May 28, 2011
Accounts receivable	$—	$2,356
Inventories	1,143	1,152
Prepaid expenses and other assets	126	110
Current deferred income taxes	400	400

Discontinued operations - Assets	$1,669	$4,018

Accrued liabilities - current (1)	$4,881	$15,897
Long-term income tax liabilities - non-current	1,572	1,622

Discontinued operations - Liabilities	$6,453	$17,519

(1)	Included in accrued liabilities as of December 3, 2011, is a payable to Arrow for cash collections of $2.2 million, a payable due to Arrow of $0.4 million, $0.9 million of other accrued liabilities, including severance, and $2.1 million related to the tax error, offset by a receivable due to us from Arrow for transition services of $0.7 million.

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

6. ACQUISITION OF POWERLINK

On September 5, 2011, we acquired the assets of Powerlink Specialist Electronics Support Limited (“Powerlink”) for approximately $2.3 million, including a working capital adjustment of $0.2 million related to payables of approximately $0.2 million that were paid by Powerlink prior to the close. Powerlink, a UK-based technical service company with locations in London and Dubai, services traveling wave tube (TWT) amplifiers and related equipment for the Satellite Communications market throughout Europe and the Middle East. The company generated revenues of approximately $2.0 million during its fiscal year ended May 31, 2011. This acquisition positions us to provide cost-effective distribution, installation and service of microwave tubes to communications, industrial, military and medical users around the world.

The preliminary allocation of the purchase price, recorded during our second quarter of fiscal 2012, includes $0.4 million of trade receivables, $0.2 million of inventory, and $1.7 million of goodwill. Pro forma financial information is not presented due to immateriality.

The goodwill recorded of $1.7 million represents the excess of purchase price over the fair market value of the identifiable net assets we acquired. Beginning with our fourth quarter of fiscal year 2012, we will be testing our goodwill for impairment on an annual basis in accordance with Accounting Standards Update (ASU) No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. We do not expect the results of our impairment testing to have a material impact to our financial results for fiscal year 2012.

7. INVESTMENTS

As of December 3, 2011, we had approximately $151.1 million invested in time deposits and certificate of deposits (“CD”). Of this, $136.1 million mature in less than twelve months and $15.0 million mature in greater than twelve months. The fair value of these investments is equal to the face value of each time deposit and CD.

We also have investments in equity securities, all of which are classified as available-for-sale and are carried at their fair value based on quoted market prices. Our investments, which are included in non-current assets, had a carrying amount of $0.4 million as of December 3, 2011, and as of May 28, 2011. Proceeds from the sale of securities were less than $0.1 million and $0.1 million during the second quarter and first six months of fiscal 2012 and fiscal 2011, respectively. We reinvested proceeds from the sale of securities, and the cost of the equity securities sold was based on a specific identification method. Gross realized gains and losses on those sales were less than $0.1 million during the second quarter and first six months of fiscal 2012 and fiscal 2011. Net unrealized holding gains of less than $0.1 million during the second quarter and first six months of fiscal 2012 and fiscal 2011, respectively, have been included in accumulated other comprehensive income during its respective fiscal year.

The following table presents the disclosure as required by ASC 320-10, Investments – Debt and Equity Securities, for the investment in marketable equity securities with fair values less than cost basis (in thousands):

	Marketable Security Holding Length
	Less Than 12 Months		More Than 12 Months		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 3, 2011
Common Stock	$61	$11	$19	$4	$80	$15
May 28, 2011
Common Stock	$39	$1	$7	$—	$46	$1

8. WARRANTIES

We offer warranties for the limited number of specific products we manufacture. We also provide extended warranties for some products we sell that lengthen the period of coverage specified in the manufacturer’s original warranty. Our warranty terms generally range from one to three years.

Warranty reserves are established for costs that are expected to be incurred after the sale and delivery of products under warranty. Warranty reserves are included in accrued liabilities on our unaudited consolidated balance sheets. The warranty reserves are determined based on known product failures, historical experience, and other available evidence. Warranty reserves, which are included in accrued liabilities on our unaudited consolidated balance sheets, were approximately $0.1 million as of December 3, 2011, and May 28, 2011.

9. LEASE OBLIGATIONS, OTHER COMMITMENTS, AND CONTINGENCIES

We lease certain warehouse and office facilities and office equipment under non-cancelable operating leases. Rent expense from continuing operations during the first six months of fiscal 2012 was $1.1 million. Under the terms of the Transaction, Arrow assumed many of our facility leases and we are sub-leasing space from Arrow. Our future lease commitments for minimum rentals, including common area maintenance charges and property taxes during the remainder of fiscal 2012 and the next four years have been adjusted to reflect the Transaction as follows (in thousands) :

Fiscal Year	Payments
Remaining Fiscal 2012	$883
2013	$663
2014	$308
2015	$299
2016	$281
Thereafter	$401

10. INCOME TAXES

The effective income tax rate from continuing operations during the second quarter and first six months of fiscal 2012 was 34.0% and 34.7%, respectively, as compared to a tax rate of 61.6% and 39.7% for the second quarter and first six months of the fiscal 2011, respectively.

The difference between the effective tax rate as compared to the U.S. federal statutory rate of 34.0% and 35.0% during the second quarter of fiscal 2012 and fiscal 2011 resulted from our geographical distribution of taxable income or losses and the apportionment of income to various states. There were no changes in judgment during the second quarter regarding the beginning-of-year valuation allowance which would require a benefit to be excluded from the annual effective tax rate and allocated to the interim period.

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

As of December 3, 2011, $37.5 million of cumulative positive earnings of some of our foreign subsidiaries are still considered permanently reinvested pursuant to ASC 740-30, Income Taxes—Other Considerations or Special Areas. It is not practical to determine what, if any, tax liability might exist if such earnings were to be repatriated.

As of December 3, 2011, our worldwide liability for uncertain tax positions related to continuing operations, excluding interest and penalties, was $0.5 million as compared to $0.5 million as of May 28, 2011. We record penalties and interest relating to uncertain tax positions in the income tax expense line item within the unaudited consolidated statements of income and comprehensive income (loss).

It is reasonably possible that there will be a change in the unrecognized tax benefits related to continuing operations, excluding interest and penalties, in the range of $0 to approximately $0.1 million due to the expiration of various statutes of limitations within the next 12 months.

11. CALCULATION OF EARNINGS PER SHARE

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

The earnings per share (“EPS”) presented in our unaudited consolidated statements of income and comprehensive income (loss) are based on the following amounts (in thousands, except per share amounts):

	Three Months Ended
	December 3, 2011		November 27, 2010
	Basic	Diluted	Basic	Diluted
Numerator for Basic and Diluted EPS:
Income from continuing operations	$1,629	$1,629	$168	$168
Less dividends:
Common stock	699	699	297	297
Class B common stock	133	133	55	55

Undistributed earnings (losses)	$797	$797	$(184)	$(184)

Common stock undistributed earnings (losses)	$671	$672	$(155)	$(156)
Class B common stock undistributed earnings (losses)	126	125	(29)	(28)

Total undistributed earnings (losses)	$797	$797	$(184)	$(184)

Income (loss) from discontinued operations	$(799)	$(799)	$7,291	$7,291
Less dividends:
Common stock	699	699	297	297
Class B common stock	133	133	55	55

Undistributed earnings (losses)	$(1,631)	$(1,631)	$6,939	$6,939

Common stock undistributed earnings (losses)	$(1,373)	$(1,375)	$5,858	$5,876
Class B common stock undistributed earnings (losses)	(258)	(256)	1,081	1,063

Total undistributed earnings (losses)	$(1,631)	$(1,631)	$6,939	$6,939

Net income	$830	$830	$7,459	$7,459
Less dividends:
Common stock	699	699	297	297
Class B common stock	133	133	55	55

Undistributed earnings (losses)	$(2)	$(2)	$7,107	$7,107

Common stock undistributed earnings (losses)	$(2)	$(2)	$6,000	$6,019
Class B common stock undistributed earnings	—	—	1,107	1,088

Total undistributed earnings (losses)	$(2)	$(2)	$7,107	$7,107

Denominator for basic and diluted EPS:
Common stock weighted average shares	14,069	14,069	14,768	14,768

Class B common stock weighted average shares, and shares under if-converted method for diluted EPS	2,940	2,940	3,028	3,028

Effect of dilutive securities
Dilutive stock options		152		303
Denominator for diluted EPS adjusted for weighted average shares and assumed conversions		17,161		18,099

Income from continuing operations per share:
Common stock	$0.10	$0.09	$0.01	$0.01

Class B common stock	$0.09	$0.09	$0.01	$0.01

Income (loss) from discontinued operations per share:
Common stock	$(0.05)	$(0.05)	$0.42	$0.40

Class B common stock	$(0.04)	$(0.04)	$0.38	$0.37

Net income per share:
Common stock	$0.05	$0.04	$0.43	$0.41

Class B common stock	$0.05	$0.05	$0.39	$0.38

Note: Common stock options that were anti-dilutive and not included in diluted earnings per common share for the second quarter of fiscal 2012 and fiscal 2011 were 183,500 and 133,564, respectively.

	Six Months Ended
	December 3, 2011		November 27, 2010
	Basic	Diluted	Basic	Diluted
Numerator for Basic and Diluted EPS:
Income from continuing operations	$2,658	$2,658	$621	$621
Less dividends:
Common stock	1,413	1,413	589	589
Class B common stock	265	265	110	110

Undistributed earnings (losses)	$980	$980	$(78)	$(78)

Common stock undistributed earnings (losses)	$826	$827	$(66)	$(66)
Class B common stock undistributed earnings (losses)	154	153	(12)	(12)

Total undistributed earnings (losses)	$980	$980	$(78)	$(78)

Income from discontinued operations	$1,803	$1,803	$15,214	$15,214
Less dividends:
Common stock	1,413	1,413	589	589
Class B common stock	265	265	110	110

Undistributed earnings	$125	$125	$14,515	$14,515

Common stock undistributed earnings	$105	$106	$12,242	$12,274
Class B common stock undistributed earnings	20	19	2,273	2,241

Total undistributed earnings	$125	$125	$14,515	$14,515

Net income	$4,461	$4,461	$15,835	$15,835
Less dividends:
Common stock	1,413	1,413	589	589
Class B common stock	265	265	110	110

Undistributed earnings	$2,783	$2,783	$15,136	$15,136

Common stock undistributed earnings	$2,345	$2,350	$12,766	$12,799
Class B common stock undistributed earnings	438	433	2,370	2,337

Total undistributed earnings	$2,783	$2,783	$15,136	$15,136

Denominator for basic and diluted EPS:
Common stock weighted average shares	14,206	14,206	14,725	14,725

Class B common stock weighted average shares, and shares under if-converted method for diluted EPS	2,946	2,946	3,038	3,038

Effect of dilutive securities
Dilutive stock options		167		247
Denominator for diluted EPS adjusted for weighted average shares and assumed conversions		17,319		18,010

Income from continuing operations per share:
Common stock	$0.16	$0.15	$0.04	$0.03

Class B common stock	$0.14	$0.14	$0.03	$0.03

Income from discontinued operations per share:
Common stock	$0.11	$0.10	$0.87	$0.84

Class B common stock	$0.10	$0.10	$0.78	$0.77

Net income per share:
Common stock	$0.27	$0.25	$0.91	$0.87

Class B common stock	$0.24	$0.24	$0.81	$0.80

Note: Common stock options that were anti-dilutive and not included in diluted earnings per common share for the first six months of fiscal 2012 and fiscal 2011 were 25,000 and 133,564, respectively.

12. SEGMENT REPORTING

In accordance with ASC 280-10, Segment Reporting, we have two reportable segments: EDG and Canvys.

EDG provides engineered solutions and distributes electronic components to customers in diverse markets including the steel, automotive, textile, plastics, semiconductor manufacturing, avionics, and broadcast equipment industries. With the acquisition of Powerlink, EDG also offers its customers with technical services for both microwave and power grid tubes.

Canvys provides global integrated display solutions serving the financial, corporate enterprise, healthcare, industrial, and medical original equipment manufacturer (“OEM”) markets.

The CEO evaluates performance and allocates resources primarily based on the gross profit of each segment.

Operating results by segment are summarized in the following table (in thousands):

	Three Months Ended		Six Months Ended
	December 3, 2011	November 27, 2010	December 3, 2011	November 27, 2010
EDG
Net Sales	$28,022	$28,655	$58,751	$56,148
Gross Profit	$8,546	$8,942	$18,217	$17,998

Canvys
Net Sales	$11,116	$12,325	$21,898	$22,342
Gross Profit	$3,144	$2,853	$6,175	$5,188

A reconciliation of assets to the relevant consolidated amount is as follows (in thousands):

	December 3, 2011	May 28, 2011
Segment assets	$57,292	$51,464
Cash	25,182	170,975
Investments - current	136,084	52,116
Other current assets (1)	10,953	9,615
Net property	4,739	5,216
Investments - non-current	15,429	16,656
Other assets (2)	1,801	3,994
Assets of discontinued operations (3)	1,669	4,018

Total assets	$253,149	$314,054

(1)	Other current assets include miscellaneous receivables, prepaid expenses, and current deferred income taxes.
(2)	Other assets primarily include non-current deferred income taxes.
(3)	See Footnote 5 - Discontinued Operations.

Geographic net sales information is primarily grouped by customer destination into five areas: North America; Asia/Pacific; Europe; Latin America; and Other.

Net sales and gross profit by geographic region are summarized in the following table (in thousands):

	Three Months Ended		Six Months Ended
	December 3, 2011	November 27, 2010	December 3, 2011	November 27, 2010
Net Sales
North America	$16,850	$17,318	$33,403	$33,246
Asia/Pacific	6,159	6,970	14,052	13,675
Europe	12,564	13,563	26,122	25,409
Latin America	2,282	2,564	5,113	5,394
Other	1,283	565	1,959	766

Total	$39,138	$40,980	$80,649	$78,490

Gross Profit
North America	$5,303	$5,347	$10,666	$10,422
Asia/Pacific	2,277	2,375	4,937	4,837
Europe	3,962	3,765	8,347	6,903
Latin America	855	1,020	1,917	2,162
Other	(707)	(712)	(1,475)	(1,138)

Total	$11,690	$11,795	$24,392	$23,186

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

As of December 3, 2011, we held investments that are required to be measured at fair value on a recurring basis. Our investments consist of time deposits and CDs, where face value is equal to fair value, and equity securities of publicly traded companies for which market prices are readily available.

Investments measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of
December 3, 2011, and May 28, 2011, were as follows (in thousands):

	Level 1	Level 2	Level 3
December 3, 2011
Time deposits/CDs	$151,146	$—	$—
Equity securities	367	—	—

Total	$151,513	$—	$—

May 28, 2011
Time deposits/CDs	$68,366	$—	$—
Equity securities	406	—	—

Total	$68,772	$—	$—

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this report may constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. The terms “may,” “should,” “could,” “anticipate,” “believe,” “continues,” “estimate,” “expect,” “intend,” “objective,” “plan,” “potential,” “project” and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. These statements are based on management’s current expectations, intentions or beliefs and are subject to a number of factors, assumptions and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Factors that could cause or contribute to such differences or that might otherwise impact the business include the risk factors set forth in Item 1A, of our Annual Report on Form 10-K filed on July 22, 2011, and in the Company’s Proxy Statement on schedule 14A filed on August 23, 2011. We undertake no obligation to update any such factor or to publicly announce the results of any revisions to any forward-looking statements contained herein whether as a result of new information, future events or otherwise.

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

•

Results of Operations – an analysis and comparison of our consolidated results of operations for the three and six month periods ended December 3, 2011, and November 27, 2010, as reflected in our unaudited consolidated statements of income and comprehensive income (loss).

•

Liquidity, Financial Position, and Capital Resources – a discussion of our primary sources and uses of cash for the six month periods ended December 3, 2011, and November 27, 2010, and a discussion of changes in our financial position.

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

Our products include subsystems used in semiconductor manufacturing, electron tubes, microwave generators, and visual technology solutions. These products are used to control, switch or amplify electrical power signals, or used as display devices in a variety of industrial, commercial, medical, and communication applications.

On March 1, 2011, we completed the sale of the assets primarily used or held for use in, and certain liabilities of, our RF, Wireless and Power Division (“RFPD”), as well as certain other Company assets, including our information technology assets, to Arrow Electronics, Inc. (“Arrow”) in exchange for $238.8 million, which included an estimated pre-closing working capital adjustment of approximately $27.0 million (“the Transaction.”) The final purchase price was subject to a post-closing working capital adjustment.

On June 29, 2011, we received notification from Arrow seeking a post-closing working capital adjustment, which would reduce the purchase price by approximately $4.2 million. We recorded the working capital adjustment of $4.2 million in our results from discontinued operations during our fourth quarter of fiscal 2011. During the first quarter of fiscal 2012, we agreed to approximately $3.9 million of the proposed working capital adjustment and adjusted our results from discontinued operations during the first quarter. During the second quarter of fiscal 2012, we paid Arrow $3.9 million to settle the agreed upon working capital adjustment.

On September 5, 2011, we acquired the assets of Powerlink Specialist Electronics Support Limited (“Powerlink”) for approximately $2.3 million, including a working capital adjustment of $0.2 million related to payables of approximately $0.2 million that were paid by Powerlink prior to the close. Powerlink, a UK-based technical service company with locations in London and Dubai, services traveling wave tube (TWT) amplifiers and related equipment for the Satellite Communications market throughout Europe and the Middle East. The company generated revenues of approximately $2.0 million during its fiscal year ended May 31, 2011. This acquisition positions us to provide cost-effective distribution, installation and service of microwave tubes to communications, industrial, military and medical users around the world.

The allocation of the purchase price, recorded during our second quarter of fiscal 2012, includes $0.4 million of trade receivables, $0.2 million of inventory, and $1.7 million of goodwill.

The goodwill recorded of $1.7 million represents the excess of purchase price over the fair market value of the identifiable net assets we acquired. Beginning with our fourth quarter of fiscal year 2012, we will be testing our goodwill for impairment on an annual basis in accordance with Accounting Standards Update (ASU) No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. We do not expect the results of our impairment testing to have a material impact to our financial results for fiscal year 2012.

We have two operating segments, which we define as follows:

Electron Device Group (“EDG”) provides engineered solutions and distributes electronic components to customers in diverse markets including the steel, automotive, textile, plastics, semiconductor manufacturing, avionics, and broadcast equipment industries. With the acquisition of Powerlink, EDG also serves its customers with technical services for both the microwave and power grid tubes.

Canvys provides global customized display solutions serving the financial, corporate enterprise, healthcare, industrial, and medical original equipment manufacturer (“OEM”) markets.

We currently have operations in the following major geographic regions:

•	North America;

•	Asia/Pacific;

•	Europe; and

•	Latin America.

RESULTS OF CONTINUING OPERATIONS

FINANCIAL SUMMARY — THREE MONTHS ENDED DECEMBER 3, 2011

•	Net sales for the second quarter of fiscal 2012 were $39.1 million, down 4.5%, compared to net sales of $41.0 million during the second quarter of last year.

•	Gross margin as a percentage of net sales increased to 29.9% during the second quarter of fiscal 2012 compared to 28.8% during the second quarter of last year.

•	SG&A expenses during the second quarter of fiscal 2012 were $10.0 million, or 25.5% of net sales, compared to $11.2 million, or 27.3% of net sales, during the second quarter of last year.

•

Operating income during the second quarter of fiscal 2012 was $1.7 million, or 4.4% of net sales, compared to operating income of $0.6 million, or 1.5% of net sales, during the second quarter of last year.

•	Income from continuing operations during the second quarter of fiscal 2012 was $1.6 million, compared to income from continuing operations of $0.2 million during the second quarter of last year.

•

Loss from discontinued operations, net of tax, was $0.8 million during the second quarter of fiscal 2012 compared to income from discontinued operations, net of tax, of $7.3 million during the second quarter of last year.

•

Net income during the second quarter of fiscal 2012 was $0.8 million, or $0.04 per diluted common share, compared to net income of $7.5 million, or $0.41 per diluted common share, during the second quarter of last year.

FINANCIAL SUMMARY — SIX MONTHS ENDED DECEMBER 3, 2011

•	Net sales for the first six months of fiscal 2012 were $80.6 million, up 2.8%, compared to net sales of $78.5 million during the first six months of last year.

•	Gross margin as a percentage of net sales increased to 30.2% during the first six months of fiscal 2012 compared to 29.5% during the first six months of last year.

•	SG&A expenses during the first six months of fiscal 2012 were $20.7 million, or 25.7% of net sales, compared to $21.7 million, or 27.7% of net sales, during the first six months of last year.

•

Operating income during the first six months of fiscal 2012 was $3.7 million, or 4.6% of net sales, compared to operating income of $1.4 million, or 1.8% of net sales, during the first six months of last year.

•	Income from continuing operations during the first six months of fiscal 2012 was $2.7 million, compared to income from continuing operations of $0.6 million during the first six months of last year.

•	Income from discontinued operations, net of tax, was $1.8 million, during the first six months of fiscal 2012 compared to $15.2 million during the first six months of last year.

•

Net income during the first six months of fiscal 2012 was $4.5 million, or $0.25 per diluted common share, compared to net income of $15.8 million, or $0.87 per diluted common share, during the first six months of last year.

Net Sales and Gross Profit Analysis

During the second quarter of fiscal 2012, consolidated net sales decreased 4.5% compared to the second quarter of fiscal 2011. During the first six months of fiscal 2012, consolidated net sales increased 2.8% compared to the first six months of fiscal 2011.

Net sales by segment and percent change during the second quarter and first six months of fiscal 2012 and 2011 were as follows (in thousands):

Net Sales

	FY 2012	FY 2011	% Change
Second Quarter
EDG	$28,022	$28,655	(2.2%)
Canvys	11,116	12,325	(9.8%)

Total	$39,138	$40,980	(4.5%)

	FY 2012	FY 2011	% Change
First Six Months
EDG	58,751	56,148	4.6%
Canvys	21,898	22,342	(2.0%)

Total	$80,649	$78,490	2.8%

Consolidated gross profit as a percentage of net sales increased to 29.9% during the second quarter of fiscal 2012, as compared to 28.8% during the second quarter of fiscal 2011 and to 30.2% during the first six months of fiscal 2012, as compared to 29.5% during the first six months of fiscal 2011.

Gross profit reflects the distribution and manufacturing product margin less manufacturing variances, inventory obsolescence charges, customer returns, scrap and cycle count adjustments, engineering costs, and other provisions.

Gross profit by segment and percent of segment net sales during the second quarter and first six months of fiscal 2012 and 2011 were as follows (in thousands):

Gross Profit

	FY 2012	% of Net Sales	FY 2011	% of Net Sales
Second Quarter
EDG	$8,546	30.5%	$8,942	31.2%
Canvys	3,144	28.3%	2,853	23.1%

Total	$11,690	29.9%	$11,795	28.8%

	FY 2012	% of Net Sales	FY 2011	% of Net Sales
First Six Months
EDG	18,217	31.0%	17,998	32.1%
Canvys	6,175	28.2%	5,188	23.2%

Total	$24,392	30.2%	$23,186	29.5%

Electron Device Group

Net sales for EDG were $28.0 million, down 2.2%, during the second quarter of fiscal 2012 compared to $28.7 million during the second quarter of fiscal 2011. The decrease in net sales is primarily due to a slowdown in the semiconductor fabrication equipment sector as well as declines in both the textile and broadcast industries. Gross margin as a percentage of net sales decreased to 30.5% during the second quarter of fiscal 2012, compared to 31.2% during the second quarter of fiscal 2011 reflecting the lower-margin business under terms of a strategic distribution agreement in addition to a shift in sales mix between product lines and geographic regions.

Net sales for EDG were $58.8 million, up 4.6%, during the first six months of fiscal 2012 compared to $56.1 million during the first six months of fiscal 2011. The increase in net sales is primarily due to sales growth for our industrial tube products, due to a strategic distribution agreement, and an increase in our sales to end users globally. Gross margin as a percentage of net sales decreased to 31.0% during the first six months of fiscal 2012, compared to 32.1% during the first six months of fiscal 2011 reflecting the lower-margin business under terms of a strategic distribution agreement in addition to a shift in sales mix between product lines and geographic regions.

Canvys

Net sales for Canvys were $11.1 million, down 9.8%, during the second quarter of fiscal 2012 compared to $12.3 million during the second quarter of fiscal 2011. The decrease in net sales is primarily due to a decline in demand from our European OEM customers. Gross margin as a percentage of net sales for the second quarter of fiscal 2012 increased to 28.3%, compared to 23.1% in the prior year’s quarter. The increase in gross margin was due to continued growth and focus on the more profitable OEM business in both North America and Europe, in addition to a decline in inbound freight costs during the second quarter of fiscal 2012, compared to the second quarter of fiscal 2011.

Net sales for Canvys were $21.9 million, down 2.0%, during the first six months of fiscal 2012 compared to $22.3 million during the first six months of fiscal 2011. The decrease in net sales is primarily due to a decline in demand from our European OEM customers. Gross margin as a percentage of net sales for the first six months of fiscal 2012 increased to 28.2%, compared to 23.2% in the prior year’s first six months. The increase in gross margin was due to continued growth and focus on the more profitable OEM business in both North America and Europe, in addition to a decline in inbound freight costs during the first six months of fiscal 2012, compared to the first six months of fiscal 2011.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) were $10.0 million for the second quarter of fiscal 2012 compared to $11.2 million during the second quarter of fiscal 2011. The $10.0 million and $11.2 million during the second quarter of fiscal 2012 and fiscal 2011, respectively, reflect the SG&A from our continuing operations. The $1.2 million decrease includes a $0.2 million reduction of SG&A for Canvys and a $1.0 million reduction of support function costs. SG&A for EDG remained relatively flat during the second quarter of fiscal 2012 compared to fiscal 2011.

Selling, general and administrative expenses (“SG&A”) were $20.7 million for the first six months of fiscal 2012 compared to $21.7 million during the first six months of fiscal 2011. The $20.7 million and $21.7 million during the first six months of fiscal 2012 and fiscal 2011, respectively, reflect the SG&A from our continuing operations. The $1.0 million decrease in SG&A includes a $1.3 million reduction of support function costs, offset by a $0.3 million increase in SG&A for EDG. SG&A for Canvys remained relatively flat during the first six months of fiscal 2012 compared to fiscal 2011.

Other (Income) Expense

Other (income) expense was $0.7 million of income during the second quarter of fiscal 2012, as compared to $0.2 million of expense during the second quarter of fiscal 2011. Other (income) expense included a foreign exchange gain of $0.5 million during the second quarter of fiscal 2012, as compared to a foreign exchange loss of $0.2 million during the second quarter of fiscal 2011. Our foreign exchange gains and losses are primarily due to the translation of our U.S. dollars we hold in non-U.S. entities. We currently do not utilize derivative instruments to manage our exposure to foreign currency. The second quarter of fiscal 2012 also included $0.3 million of investment/interest income, while the second quarter of fiscal 2011 included interest expense of less than $0.1 million.

Other (income) expense was $0.4 million of income during the first six months of fiscal 2012, as compared to $0.4 million of expense during the first six months of fiscal 2011. Other (income) expense included a foreign exchange loss of $0.3 million during the first six months of fiscal 2012, as compared to a foreign exchange loss of $0.3 million during the first six months of fiscal 2011. Our foreign exchange gains and losses are primarily due to the translation of our U.S. dollars we hold in non-U.S. entities. We currently do not utilize derivative instruments to manage our exposure to foreign currency. The first six months of fiscal 2012 also included $0.6 million of investment/interest income, while the first six months of fiscal 2011 included interest expense of $0.1 million.

Income Tax Provision

The effective income tax rate from continuing operations during the second quarter and first six months of fiscal 2012 was 34.0% and 34.7%, respectively, as compared to a tax rate of 61.6% and 39.7% for the second quarter and first six months of the fiscal 2011, respectively.

The difference between the effective tax rate as compared to the U.S. federal statutory rate of 34.0% and 35.0% during the second quarter of fiscal 2012 and fiscal 2011 resulted from our geographical distribution of taxable income or losses and the apportionment of income to various states. There were no changes in judgment during the second quarter regarding the beginning-of-year valuation allowance which would require a benefit to be excluded from the annual effective tax rate and allocated to the interim period.

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

As of December 3, 2011, $37.5 million of cumulative positive earnings of some of our foreign subsidiaries are still considered permanently reinvested pursuant to Accounting Standards Codification (“ASC”) 740-30, Income Taxes—Other Considerations or Special Areas. It is not practical to determine what, if any, tax liability might exist if such earnings were to be repatriated.

As of December 3, 2011, our worldwide liability for uncertain tax positions related to continuing operations, excluding interest and penalties, was $0.5 million as compared to $0.5 million as of May 28, 2011. We record penalties and interest relating to uncertain tax positions in the income tax expense line item within the unaudited consolidated statements of income and comprehensive income (loss).

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

On June 29, 2011, we received notification from Arrow seeking a post-closing working capital adjustment, which would reduce the purchase price by approximately $4.2 million. We recorded the working capital adjustment of $4.2 million in our results from discontinued operations during our fourth quarter of fiscal 2011. During the first quarter of fiscal 2012, we agreed to approximately $3.9 million of the proposed working capital adjustment and adjusted our results from discontinued operations during the first quarter. During the second quarter of fiscal 2012, we paid Arrow $3.9 million to settle the agreed upon working capital adjustment.

Financial Summary – Discontinued Operations

Summary financial results for the first three and six months ended December 3, 2011, and November 27, 2010, are presented in the following table (in thousands):

	Three Months		Six Months
	Dec 3, 2011	Nov 27, 2010	Dec 3, 2011	Nov 27, 2010
Net sales	$816	$108,786	$1,691	$208,420
Gross profit (loss)	(105)	23,120	(374)	44,320
Selling, general, and administrative expenses	54	15,014	(422)	27,764
Interest expense, net	—	101	—	268
Purchase price adjustment	(25)	—	(292)	—
Income tax provision (benefit)	665	714	(1,463)	1,074
Income (loss) from discontinued operations, net of tax	$(799)	$7,291	$1,803	$15,214

Net sales and gross profit (loss) for the three and six months ended December 3, 2011, reflect our financial results relating to the Manufacturing Agreement with Arrow that we entered into in connection with the Transaction. Pursuant to the three-year agreement, we agreed to continue to manufacture certain RFPD products for Arrow. Selling, general, and administrative expenses for the six months ended December 3, 2011, reflect a benefit of $0.4 million for adjustments recorded due to changes in our estimates related to liabilities for our discontinued operations. During the first quarter of fiscal 2012, in connection with an examination by the Internal Revenue Service, we reduced our deferred tax liability by $2.1 million related to our un-repatriated foreign earnings based on a determination of the amount of earnings and profits remaining in certain foreign subsidiaries after the Arrow transaction. During the second quarter of fiscal 2012, we recorded approximately $0.8 million of additional tax provision which represents return to provision adjustments and other tax adjustments.

In accordance with ASC 205-20, Presentation of Financial Statements—Discontinued Operations, the allocation of interest expense to discontinued operations of other consolidated interest that is not directly attributable to, or related to, other operations of the entity is permitted but not required. The consolidated interest that cannot be attributable to other operations of the entity is allocated based on the ratio of net assets to be sold or discontinued to the total consolidated net assets. We appropriately allocated approximately $0.1 million and $0.3 million of interest expense to discontinued operations for the three and six months ended November 27, 2010, respectively, using the ratio of net assets that we sold or that became discontinued to total assets.

Assets and liabilities classified as discontinued operations on our unaudited consolidated balance sheets as of December 3, 2011, and May 28, 2011, include the following (in thousands):

	Dec 3, 2011	May 28, 2011
Accounts receivable	$—	$2,356
Inventories	1,143	1,152
Prepaid expenses and other assets	126	110
Current deferred income taxes	400	400

Discontinued operations - Assets	$1,669	$4,018

Accrued liabilities - current (1)	$4,881	$15,897
Long-term income tax liabilities - non-current	1,572	1,622

Discontinued operations - Liabilities	$6,453	$17,519

(1)	Included in accrued liabilities as of December 3, 2011, is a payable to Arrow for cash collections of $2.2 million, a payable due to Arrow of $0.4 million, $0.9 million of other accrued liabilities, including severance, and $2.1 million related to the tax error, offset by a receivable due to us from Arrow for transition services of $0.7 million.

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

Net Income and Per Share Data

Net income during the second quarter of fiscal 2012 was $0.8 million, or $0.04 per diluted common share and $0.05 per Class B diluted common share, as compared to net income of $7.5 million during the second quarter of fiscal 2011, or $0.41 per diluted common share and $0.38 per Class B diluted common share.

Net income during the first six months of fiscal 2012 was $4.5 million, or $0.25 per diluted common share and $0.24 per Class B diluted common share, as compared to net income of $15.8 million during the first six months of fiscal 2011, or $0.87 per diluted common share and $0.80 per Class B diluted common share.

LIQUIDITY, FINANCIAL POSITION, AND CAPITAL RESOURCES

Our growth and cash needs have been primarily financed through income from operations. Cash and cash equivalents for the second quarter ended December 3, 2011, were $25.2 million. In addition, CD’s and time deposits classified as short-term investments were $136.1 million and long-term investments were $15.0 million. Cash and investments at December 3, 2011, consisted of $105.1 million in North America, $19.7 million in Europe, $0.8 million in Latin America, and $50.7 million in Asia/Pacific. At May 28, 2011, cash and cash equivalents were $171.0 million. CD’s and time deposits classified as short-term investments were $52.1 million and long-term investments were $16.3 million. Cash and investments at May 28, 2011, consisted of $157.1 million in North America, $36.6 million in Europe, $1.0 million in Latin America, and $44.7 million in Asia/Pacific. While net income will significantly decline as a result of the Transaction, our working capital investment and capital spending requirements will also significantly decline.

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

Cash Flows from Operating Activities

Cash used in operating activities, including our discontinued operations, during the first six months of fiscal 2012 was $47.0 million. The $47.0 million of cash used in operating activities primarily reflects a decrease of $42.9 million in accrued liabilities, a $7.0 million decrease in long-term tax liabilities, a $5.6 million increase in income tax receivable, and an increase of $5.6 million in inventory, offset by an $8.4 million decrease in prepaid expenses and other assets. The $42.9 million decrease in accrued liabilities, excluding the impact of foreign exchange of $0.4 million, was due primarily to our tax payment related to the sale of RFPD during the first six months of fiscal 2012. The $7.0 million decrease in long-term tax liabilities, excluding the impact of foreign exchange of less than $0.1 million, relates primarily to estimated tax payments for the fiscal 2012 tax returns. The $5.6 million in income tax receivable relates to an overpayment in our estimated tax during the first six months of fiscal 2012. The $5.6 million in inventory, excluding the impact of foreign exchange of $0.1 million, was due primarily to increased purchasing to support future sales growth. The $8.4 million decrease in prepaid expenses and other assets, excluding the impact of foreign exchange of less than $0.1 million, was due primarily to the final payment received of $4.2 million from Arrow for the sale of RFPD and a $4.1 million decrease of discontinued assets.

Cash provided by operating activities, including our discontinued operations, during the first six months of fiscal 2011 was $3.2 million. The $3.2 million of cash provided by operating activities includes increases in accounts receivable and inventory, partially offset by increases in accounts payable and accrued liabilities. The increase in accounts receivable of $11.2 million, excluding the impact of foreign exchange of $3.5 million, was due primarily to increased sales volume during the first six months of fiscal 2011. The increase in inventory of $10.0 million, excluding the impact of foreign currency exchange of $0.6 million, during the first six months of fiscal 2011, was due primarily to increased purchasing to support future sales growth. The increase in accrued liabilities of $2.0 million, excluding the impact of foreign currency exchange of

$0.6 million, during the first six months of fiscal 2011, was due primarily to the timing of payments. The increase in accounts payable balances of $6.7 million, excluding the impact of foreign currency exchange of $0.5 million, during the first six months of fiscal 2011, was due primarily to the timing of payments as well as the increase in inventory purchases.

Cash Flows from Investing Activities

Net cash used in investing activities, including our discontinued operations, of $85.1 million during the first six months of fiscal 2012 was due primarily to the purchase of $82.8 million in time deposits and CDs, and $2.3 million paid for the acquisition of Powerlink. Net cash used in investing activities, including our discontinued operations, of $0.5 million during the first six months of fiscal 2011 was due primarily to capital expenditures.

Cash Flows from Financing Activities

Net cash used in financing activities, including discontinued operations, of $13.2 million during the first six months of fiscal 2012 was due primarily to $11.9 million related to the repurchase of common stock and $1.7 million in cash dividends paid, partially offset by $0.4 million in proceeds from the issuance of common stock. Net cash provided by financing activities, including discontinued operations, of $0.6 million during the first six months of fiscal 2011 was due primarily to borrowings on our credit agreement and proceeds from the issuance of common stock, partially offset by the redemption of our 7 3/4% Notes and cash dividends paid.

Dividend payments for the first six months of fiscal 2012 were approximately $1.7 million. All future payments of dividends are at the discretion of the Board of Directors. Dividend payments will depend on earnings, capital requirements, operating conditions, and such other factors that the Board may deem relevant.

We believe that the existing sources of liquidity, including current cash, will provide sufficient resources to meet known capital requirements and working capital needs for the fiscal year ending June 2, 2012.

UPDATES TO CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Inventories: Our worldwide inventories are stated at the lower of cost or market, generally using a weighted-average cost method. Our inventories included $31.9 million of finished goods and $3.4 million of raw materials and work-in-progress as of December 3, 2011, compared to approximately $28.0 million of finished goods and $2.9 million of raw materials and work-in-progress as of May 28, 2011.

At this time, we do not anticipate any material risks or uncertainties related to possible inventory write-downs for the remainder of our fiscal 2012, ending June 2, 2012.

Revenue Recognition: Our product sales are recognized as revenue upon shipment, when title passes to the customer, when delivery has occurred or services have been rendered, and when collectability is reasonably assured. We also record estimated discounts and returns based on our historical experience. Our products are often manufactured to meet the specific design needs of our customers’ applications. Our engineers work closely with customers to ensure that our products will meet their needs. Our customers are under no obligation to compensate us for designing the products we sell.

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

Discontinued Operations: In accordance with ASC 205-20, Presentation of Financial Statements- Discontinued Operations (“ASC 205-20”), we reported the financial results of RFPD as a discontinued operation. Refer to Note 5 “Discontinued Operations” of our notes to our unaudited consolidated financial statements for additional discussion on the sale of RFPD.

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

New Accounting Pronouncements: During September 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment, (“ASU Update No. 2011-08). ASU Update No. 2011-08 is intended to simplify how entities, both public and nonpublic, test goodwill for impairment. ASU Update No. 2011-08 permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, Intangibles - Goodwill and Other. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. ASU Update No. 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment test performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made for issuance. We will be adopting ASU Update No. 2011-08 during our fourth quarter of fiscal 2012 and do not expect the adoption to have a material impact to our financial results.

During November 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities, (ASU Update No. 2011-11). ASU Update No. 2011-11, requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. Offsetting, otherwise known as netting, is the presentation of assets and liabilities as a single net amount in the statement of financial position (balance sheet). An entity is required to apply the amendments for annual reporting periods beginning on or after
January 1, 2013, and interim periods within those annual periods. We will be adopting ASU Update No. 2011-11during our first quarter of fiscal 2014.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Risk Management and Market Sensitive Financial Instruments

We are exposed to many different market risks with the various industries we serve. The primary financial risk we are exposed to is foreign currency exchange, as certain operations, assets, and liabilities of ours are denominated in foreign currencies. We manage these risks through normal operating and financing activities.

The interpretation and analysis of these disclosures should not be considered in isolation since such variances in exchange rates would likely influence other economic factors. Such factors, which are not readily quantifiable, would likely also affect our operations. Additional disclosure regarding various market risks are set forth in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended May 28, 2011, and in our Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on August 23, 2011.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 3, 2011.

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

(b) Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the second quarter of fiscal 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended May 28, 2011, and in our Proxy Statement on Schedule 14A filed with the Security and Exchange Commission on August 23, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Amount of Shares Purchased Under the Plans or Programs	Amounts Remaining Under the Share Repurchase Authorization
September 3, 2011					$33,633,817
September 4, 2011 - October 1, 2011	199,508	$13.52	199,508	$2,697,791	$30,936,026
October 2, 2011 - October 29, 2011	109,302	$13.40	109,302	$1,465,074	$29,470,952
October 30, 2011 - December 3, 2011	2,976	$11.99	2,976	$35,696	$29,435,256

TOTAL	311,786	$13.47	311,786	$4,198,561

ITEM 5.	OTHER INFORMATION

Results of Operation and Financial Condition and Declaration of Dividend

On January 11, 2012, we issued a press release reporting results for our second quarter and first six months ended December 3, 2011, and the declaration of a cash dividend. A copy of the press release is furnished as Exhibit 99.1 to this Form 10-Q and incorporated by reference herein.

ITEM 6.	EXHIBITS

See exhibit index which is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RICHARDSON ELECTRONICS, LTD.

Date: January 12, 2012	By:	/s/ Kathleen S. Dvorak
Kathleen S. Dvorak
Chief Financial Officer
(on behalf of the Registrant and as Principal Financial Officer)

Exhibit Index

(c)	EXHIBITS

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the Company, incorporated by reference to Appendix B to the Proxy Statement / Prospectus dated November 13, 1986, incorporated by reference to the Company’s Registration Statement on Form S-4.

3.2	Amended and Restated By-Laws of the Company approved on January 10, 2012.

31.1	Certification of Edward J. Richardson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed pursuant to Part I).

31.2	Certification of Kathleen S. Dvorak pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed pursuant to Part I).

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed pursuant to Part I).

99.1	Press release, dated January 11, 2012.

101	The following financial information from our Quarterly Report on Form 10-Q for the second quarter and first six months of fiscal 2012, filed with the SEC on January 12, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Unaudited Consolidated Balance Sheets as of December 3, 2011, and May 28, 2011, (ii) the Unaudited Consolidated Statements of Income and Comprehensive Income (Loss) for the three months and six months ended December 3, 2011, and November 27, 2010, (iii) the Unaudited Consolidated Statements of Cash Flows for the three and six months ended December 3, 2011, and November 27, 2010, (iv) the Unaudited Consolidated Statement of Stockholder’s Equity as of December 3, 2011, and (v) Notes to Unaudited Consolidated Financial Statements.