Form 10-Q
period 2012-03-03
RICHARDSON ELECTRONICS LTD/DE
filed 2012-04-12
CIK 355948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 3, 2012

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

As of April 9, 2012, there were outstanding 13,802,486 shares of Common Stock, $0.05 par value and 2,939,961 shares of Class B Common Stock, $0.05 par value, which are convertible into Common Stock of the registrant on a share for share basis.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Richardson Electronics, Ltd.

Unaudited Consolidated Balance Sheets

(in thousands, except per share amounts)

	March 3,	May 28,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$24,430	$170,975
Accounts receivable, less allowance of $584 and $438	22,937	22,374
Inventories	38,339	30,853
Prepaid expenses and other assets	1,229	5,768
Deferred income taxes	1,940	2,084
Income tax receivable	4,810	—
Investments—current	130,030	52,116
Discontinued operations—assets	626	4,018

Total current assets	224,341	288,188

Non-current assets:
Property, plant and equipment, net	4,491	5,216
Goodwill	1,761	—
Non-current deferred income taxes	1,829	3,994
Investments—non-current	14,765	16,656

Total non-current assets	22,846	25,866

Total assets	$247,187	$314,054

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$14,385	$17,814
Accrued liabilities	9,573	43,719
Discontinued operations—liabilities	113	15,897

Total current liabilities	24,071	77,430

Non-current liabilities:
Long-term income tax liabilities	8,618	12,568
Other non-current liabilities	1,200	387
Discontinued operations—non-current liabilities	1,233	1,622

Total non-current liabilities	11,051	14,577

Total liabilities	35,122	92,007

Commitments and contingencies	—	—
Stockholders’ equity
Common stock, $0.05 par value; issued 13,953 shares at March 3, 2012, and 14,921 shares at May 28, 2011	698	746
Class B common stock, convertible, $0.05 par value; issued 2,940 shares at March 3, 2012, and 2,952 shares at May 28, 2011	147	147
Preferred stock, $1.00 par value, no shares issued	—	—
Additional paid-in-capital	98,849	112,179
Common stock in treasury, at cost, 11 shares at March 3, 2012, and 112 shares at May 28, 2011	(140)	(1,493)
Retained earnings	102,217	98,927
Accumulated other comprehensive income	10,294	11,541

Total stockholders’ equity	212,065	222,047

Total liabilities and stockholders’ equity	$247,187	$314,054

Richardson Electronics, Ltd.

Unaudited Consolidated Statements of Income

and Comprehensive Income

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	March 3,	February 26,	March 3,	February 26,
	2012	2011	2012	2011
Statements of Income
Net sales	$38,330	$39,653	$118,979	$118,143
Cost of sales	27,033	28,096	83,290	83,400

Gross profit	11,297	11,557	35,689	34,743
Selling, general, and administrative expenses	9,457	10,733	30,202	32,476
Loss (gain) on disposal of assets	(3)	1	(73)	3

Operating income	1,843	823	5,560	2,264

Other (income) expense:
Interest expense	—	39	—	145
Investment/interest income	(357)	—	(1,003)	—
Foreign exchange (gain) loss	(19)	27	276	343
Loss on retirement of short-term debt	—	—	—	60
Other, net	(8)	4	(9)	(67)

Total other (income) expense	(384)	70	(736)	481

Income from continuing operations before income taxes	2,227	753	6,296	1,783
Income tax provision	636	523	2,047	933

Income from continuing operations	1,591	230	4,249	850
Income (loss) from discontinued operations, net of tax	(252)	7,987	1,551	23,202

Net income	$1,339	$8,217	$5,800	$24,052

Net income per Common share—Basic:
Income from continuing operations	$0.10	$0.01	$0.25	$0.05
Income (loss) from discontinued operations	(0.02)	0.45	0.09	1.32

Total net income per Common share—Basic:	$0.08	$0.46	$0.34	$1.37

Net income per Class B common share—Basic:
Income from continuing operations	$0.09	$0.01	$0.23	$0.04
Income (loss) from discontinued operations	(0.01)	0.40	0.08	1.19

Total net income per Class B common share—Basic:	$0.08	$0.41	$0.31	$1.23

Net income per Common share—Diluted:
Income from continuing operations	$0.09	$0.01	$0.25	$0.05
Income (loss) from discontinued operations	(0.01)	0.43	0.09	1.28

Total net income per Common share—Diluted:	$0.08	$0.44	$0.34	$1.33

Net income per Class B common share—Diluted:
Income from continuing operations	$0.09	$0.01	$0.23	$0.04
Income (loss) from discontinued operations	(0.01)	0.40	0.08	1.17

Total net income per Class B common share—Diluted:	$0.08	$0.41	$0.31	$1.21

Weighted average number of shares:
Common shares—Basic	13,988	15,086	14,134	14,846

Class B common shares—Basic	2,940	3,002	2,944	3,026

Common shares—Diluted	17,050	18,455	17,244	18,182

Class B common shares—Diluted	2,940	3,002	2,944	3,026

Dividends per common share	$0.05	$0.020	$0.150	$0.060

Dividends per Class B common share	$0.045	$0.018	$0.135	$0.054

Statements of Comprehensive Income
Net income	$1,339	$8,217	$5,800	$24,052
Foreign currency translation gain (loss)	(23)	1,852	(1,228)	6,291
Fair value adjustments on investments	32	32	(19)	61

Comprehensive income	$1,348	$10,101	$4,553	$30,404

Richardson Electronics, Ltd.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended		Nine Months Ended
	March 3,	February 26,	March 3,	February 26,
	2012	2011	2012	2011
Operating activities:
Net income	$1,339	$8,217	$5,800	$24,052
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	256	283	820	1,668
Loss on retirement of short-term debt	—	—	—	60
Loss (gain) on sale of investments	10	(4)	11	(5)
Stock compensation expense	131	69	393	377
Current and non-current deferred income taxes	450	1,343	2,265	1,312
Accounts receivable	(690)	(8,676)	(754)	(19,888)
Income tax receivable	774	—	(4,810)	—
Inventories	(2,683)	(10,240)	(8,275)	(20,256)
Prepaid expenses and other assets	162	612	8,588	(1,092)
Accounts payable	(144)	2,062	(3,228)	8,713
Accrued liabilities	(6,664)	(1,253)	(49,530)	768
Long-term income tax liabilities	1,634	14	(5,381)	14
Other	(141)	(2,183)	1,537	(2,244)

Net cash used in operating activities	(5,566)	(9,756)	(52,564)	(6,521)

Investing activities:
Cash consideration paid for acquired business	—	—	(2,297)	—
Capital expenditures	(8)	(22)	(82)	(518)
Proceeds from time deposits/ CDs	54,182	—	123,119	—
Purchases of time deposits/ CDs	(47,439)	—	(199,156)	—
Proceeds from sales of available-for-sale securities	62	42	183	125
Purchases of available-for-sale securities	(62)	(42)	(183)	(125)
Other	(29)	(26)	38	(58)

Net cash provided by (used in) investing activities	6,706	(48)	(78,378)	(576)

Financing activities:
Proceeds from borrowings	—	72,200	—	181,800
Payments on debt	—	(68,200)	—	(159,800)
Payments on retirement of short-term debt	—	—	—	(19,517)
Repurchase of common stock	(1,196)	—	(13,084)	(162)
Proceeds from issuance of common stock	298	2,302	660	4,073
Cash dividends paid	(830)	(358)	(2,508)	(1,057)
Other	3	—	6	—

Net cash provided by (used in) financing activities	(1,725)	5,944	(14,926)	5,337

Effect of exchange rate changes on cash and cash equivalents	(167)	690	(677)	2,585

Increase (decrease) in cash and cash equivalents	(752)	(3,170)	(146,545)	825
Cash and cash equivalents at beginning of period	25,182	33,033	170,975	29,038

Cash and cash equivalents at end of period	$24,430	$29,863	$24,430	$29,863

Richardson Electronics, Ltd.

Unaudited Consolidated Statement of Stockholders’ Equity

(in thousands)

	Common	Class B Common	Par Value	Additional Paid In Capital	Common Stock in Treasury	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total
Balance May 28, 2011:	14,921	2,952	$893	$112,179	$(1,493)	$98,927	$11,541	$222,047
Net income	—	—	—	—	—	5,800	—	5,800
Foreign currency translation	—	—	—	—	—	—	(1,228)	(1,228)
Fair value adjustments on investments	—	—	—	—	—	—	(19)	(19)
Share-based compensation:
Stock options	—	—	—	393	—	—	—	393
Common stock:								—
Options exercised	112	—	5	734	(79)	—	—	660
Cancelled shares	—	(12)	—	—	—	—	—	—
Repurchase of common stock	—	—	—	—	(13,084)	—	—	(13,084)
Treasury stock	(1,093)		(55)	(14,457)	14,516			4
Other	13	—	2	—	—	(2)	—	0
Dividends paid to:
Common ($0.15 per share)	—	—	—	—	—	(2,111)	—	(2,111)
Class B ($0.135 per share)	—	—	—	—	—	(397)	—	(397)

Balance March 3, 2012:	13,953	2,940	$845	$98,849	$(140)	$102,217	$10,294	$212,065

RICHARDSON ELECTRONICS, LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF THE COMPANY

Richardson Electronics, Ltd. (“we”, “us”, “the Company”, and “our”) is incorporated in the state of Delaware. We are a leading global provider of engineered solutions, power grid and microwave tubes and related components, and customized display solutions, serving customers in the alternative energy, aviation, broadcast, communications, industrial, marine, medical, military, scientific, and semiconductor markets. Our strategy is to provide specialized technical expertise and “engineered solutions” based on our core engineering and manufacturing capabilities. We provide solutions and add value through design-in support, systems integration, prototype design and manufacturing, testing, logistics, and aftermarket technical service and repair.

Our products include electron tubes and related components, microwave generators, subsystems used in semiconductor manufacturing, and visual technology solutions. These products are used to control, switch or amplify electrical power signals, or used as display devices in a variety of industrial, commercial, medical, and communication applications.

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

On September 5, 2011, we acquired the assets of Powerlink Specialist Electronics Support Limited (“Powerlink”) for approximately $2.3 million, including a working capital adjustment of $0.2 million related to payables of approximately $0.2 million that were paid by Powerlink prior to the close. Powerlink, a UK-based technical service company with locations in London and Dubai, services traveling wave tube (“TWT”) amplifiers and related equipment for the Satellite Communications market throughout Europe and the Middle East. The company generated revenues of approximately $2.0 million during its fiscal year ended May 31, 2011. This acquisition positions us to provide cost-effective distribution, installation and service of microwave and power grid tube equipment for communications, industrial, military and medical users around the world.

We have two operating segments, which we define as follows:

Electron Device Group (“EDG”) provides engineered solutions and distributes electronic components to customers in alternative energy, aviation, broadcast, communications, industrial, marine, medical, military, scientific, and semiconductor markets. EDG focuses on various applications including broadcast transmission, CO2 laser cutting, diagnostic imaging, dielectric and induction heating, high energy transfer, high voltage switching, plasma, power conversion, radar, and radiation oncology. With the acquisition of Powerlink, EDG also offers its customers technical services for both microwave and industrial equipment.

Canvys provides global customized display solutions serving the corporate enterprise, financial, healthcare, industrial, and medical original equipment manufacturer (“OEM”) markets.

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

Our fiscal quarter ends on the Saturday nearest the end of the quarter ending month. The first nine months of fiscal 2012 and 2011 contained 40 and 39 weeks, respectively.

In the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results of interim periods have been made. All inter-company transactions and balances have been eliminated. The unaudited consolidated financial statements presented herein include the accounts of our wholly owned subsidiaries. The results of our operations for the three and nine months ended March 3, 2012, are not necessarily indicative of the results that may be expected for the fiscal year ending June 2, 2012.

The financial information contained in this report should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended May 28, 2011, that we filed on July 22, 2011.

3. RESTATEMENT

During the second quarter of fiscal 2012, in connection with an ongoing IRS examination, we determined that a deduction taken on our fiscal year 2006 federal tax return was taken in error. As a result, the tax impact of the Net Operating Loss (“NOL”) carry forward from fiscal 2006 was overstated by approximately $2.1 million. The NOL from fiscal 2006 was fully utilized and the reversal of all associated valuation allowances was recorded in our results from discontinued operations during fiscal 2011. The deferred tax asset related to the NOL was fully reserved prior to the fourth quarter of fiscal 2011.

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

We have performed an analysis of this error using both the rollover and iron curtain methods and have concluded that this error is material to our current period’s financial statements and immaterial to fiscal 2011 financial statements. Accordingly, we will restate our fiscal 2011 financial statements to correct the error in fiscal 2012 Form 10-K. This error did not impact the financial statements prior to fiscal 2011, as the NOL was fully reserved prior to the fourth quarter of fiscal 2011. During the second quarter of fiscal 2012, we recorded an entry to reduce our retained earnings and increase our discontinued liabilities by $2.1 million to correct the error on the balance sheet.

During the first nine months of fiscal 2012, the effect on retained earnings and net income were as follows (in thousands):

	Effect on	Effect on
	Retained	Net
	Earnings	Income
Recording of prior year’s income tax expense	$(2,126)	$—
Income tax effect on the above	$—	$—

Net SAB 108 Effect	$(2,126)	$—

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

4. UPDATES TO CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Inventories: Our worldwide inventories are stated at the lower of cost or market, generally using a weighted-average cost method. Our inventories included approximately $34.7 million of finished goods and $3.6 million of raw materials and work-in-progress as of March 3, 2012, as compared to approximately $28.0 million of finished goods and $2.9 million of raw materials and work-in-progress as of May 28, 2011.

At this time, we do not anticipate any material risks or uncertainties related to possible inventory write-downs for the remainder of the fiscal year 2012, ending June 2, 2012.

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

New Accounting Pronouncements: During December 2011, the FASB issued Accounting Standard Update (ASU) No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. The amendments to the Codification in ASU No. 2011-12 are effective at the same time as the amendments in ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, so that entities will not be required to comply with the presentation requirements in ASU No. 2011-05 that ASU No. 2011-12 is deferring. In order to defer only those changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments, the paragraphs in ASU No. 2011-12 supersede certain pending paragraphs in ASU No. 2011-05. The amendments are being made to allow the FASB time to re-deliberate whether to present on the face of the financial statements the effects of the reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the FASB is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU No. 2011-05. All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods with those years, beginning after December 15, 2011, and as such, we have adopted ASU No. 2011-05 during our third quarter of fiscal 2012.

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

Financial Summary – Discontinued Operations

Summary financial results for the three and nine months ended March 3, 2012, and February 26, 2011, are presented in the following table (in thousands):

	Three Months		Nine Months
	Mar 3, 2012	Feb 26, 2011	Mar 3, 2012	Feb 26, 2011
Net sales	$840	$104,593	$2,532	$313,013
Gross profit (loss)	(44)	22,836	(418)	67,156
Selling, general, and administrative expenses	312	14,119	(110)	41,883
Interest expense, net	—	119	—	387
Foreign exchange loss	65	—	39	—
Additional gain on sale	—	—	(266)	—
Income tax provision (benefit)	(169)	611	(1,632)	1,684
Income (loss) from discontinued operations, net of tax	$(252)	$7,987	$1,551	$23,202

Net sales and gross profit (loss) for the three and nine months ended March 3, 2012, reflect our financial results relating to the Manufacturing Agreement with Arrow that we entered into in connection with the Transaction. Pursuant to the three-year agreement, we agreed to continue to manufacture certain RFPD products for Arrow. Selling, general, and administrative expenses for the nine months ended March 3, 2012, reflect a benefit of $0.1 million for adjustments recorded due to changes in our estimates related to liabilities for our discontinued operations. During the first quarter of fiscal 2012, in connection with an examination by the Internal Revenue Service, we reduced our deferred tax liability by $2.1 million related to our un-repatriated foreign earnings based on a determination of the amount of earnings and profits remaining in certain foreign subsidiaries after the Arrow transaction. During the second quarter of fiscal 2012, we recorded approximately $0.8 million of additional tax provision which represents return to provision adjustments and other tax adjustments. During the third quarter of fiscal 2012, we recorded approximately $0.2 million of tax benefit primarily representing return to provision adjustments.

In accordance with ASC 205-20, the allocation of interest expense to discontinued operations of other consolidated interest that is not directly attributable to, or related to, other operations of the entity is permitted but not required. The consolidated interest that cannot be attributable to other operations of the entity is allocated based on the ratio of net assets to be sold or discontinued to the total consolidated net assets. We appropriately allocated approximately $0.1 million and $0.4 million of interest expense to discontinued operations for the three and nine months ended February 26, 2011, respectively, using the ratio of net assets that we sold or that became discontinued to total assets.

Assets and liabilities classified as discontinued operations on our unaudited consolidated balance sheets as of March 3, 2012, and May 28, 2011, include the following (in thousands):

	Mar 3, 2012	May 28, 2011
Accounts receivable	$—	$2,356
Inventories	615	1,152
Prepaid expenses and other assets	11	110
Current deferred income taxes	—	400

Discontinued operations—Assets	$626	$4,018

Accrued liabilities—current (1)	$113	$15,897
Long-term income tax liabilities—non-current (2)	1,233	1,622

Discontinued operations—Liabilities	$1,346	$17,519

(1)	Included in accrued liabilities as of March 3, 2012, is a payable to Arrow for cash collections of $0.1 million.
(2)	Included in long-term income tax liabilities —non-current as of March 3, 2012, is the reserve for uncertain tax positions of $1.4 million, offset by withholding tax of $0.2 million related to our discontinued operations.

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

6. ACQUISITION OF POWERLINK

On September 5, 2011, we acquired the assets of Powerlink Specialist Electronics Support Limited (“Powerlink”) for approximately $2.3 million, including a working capital adjustment of $0.2 million related to payables of approximately $0.2 million that were paid by Powerlink prior to the close. Powerlink, a UK-based technical service company with locations in London and Dubai, services traveling wave tube (“TWT”) amplifiers and related equipment for the Satellite Communications market throughout Europe and the Middle East. The company generated revenues of approximately $2.0 million during its fiscal year ended May 31, 2011. This acquisition positions us to provide cost-effective distribution, installation and service of microwave and power grid tube equipment for communications, industrial, military and medical users around the world.

The preliminary allocation of the purchase price, recorded during our second quarter of fiscal 2012, included $0.4 million of trade receivables, $0.2 million of inventory, and $1.7 million of goodwill. Pro forma financial information is not presented due to immateriality.

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

7. INVESTMENTS

As of March 3, 2012, we had approximately $144.4 million invested in time deposits and certificate of deposits (“CD”). Of this, $130.0 million mature in less than twelve months and $14.4 million mature in greater than twelve months. The fair value of these investments is equal to the face value of each time deposit and CD.

We also have investments in equity securities, all of which are classified as available-for-sale and are carried at their fair value based on quoted market prices. Our investments, which are included in non-current assets, had a carrying amount of $0.4 million as of March 3, 2012, and as of May 28, 2011. Proceeds from the sale of securities were $0.1 million during the third quarter of fiscal 2012 and first nine months of fiscal 2012 and fiscal 2011. Proceeds from the sale of securities were less than $0.1 million during the third quarter of fiscal 2011. We reinvested proceeds from the sale of securities, and the cost of the equity securities sold was based on a specific identification method. Gross realized gains and losses on those sales were less than $0.1 million during the third quarter and first nine months of fiscal 2012 and fiscal 2011. Net unrealized holding gains of less than $0.1 million during the third quarter of fiscal 2012 and fiscal 2011, have been included in accumulated other comprehensive income. Net unrealized holding losses of less than $0.1 million during the first nine months of fiscal 2012, have been included in accumulated other comprehensive income. Net unrealized holding gains of $0.1 million during the first nine months of fiscal 2011, have been included in accumulated other comprehensive income.

The following table presents the disclosure as required by ASC 320-10, Investments – Debt and Equity Securities, for the investment in marketable equity securities with fair values less than cost basis (in thousands):

	Marketable Security Holding Length
	Less Than 12 Months		More Than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
March 3, 2012
Common Stock	$19	$1	$2	$1	$21	$2
May 28, 2011
Common Stock	$39	$1	$7	$—	$46	$1

8. WARRANTIES

We offer warranties for the limited number of specific products we manufacture. We also provide extended warranties for some products we sell that lengthen the period of coverage specified in the manufacturer’s original warranty. Our warranty terms generally range from one to three years.

Warranty reserves are established for costs that are expected to be incurred after the sale and delivery of products under warranty. Warranty reserves are included in accrued liabilities on our unaudited consolidated balance sheets. The warranty reserves are determined based on known product failures, historical experience, and other available evidence. Warranty reserves, which are included in accrued liabilities on our unaudited consolidated balance sheets, were approximately $0.2 million as of March 3, 2012, and $0.1 million as of May 28, 2011.

9. LEASE OBLIGATIONS, OTHER COMMITMENTS, AND CONTINGENCIES

We lease certain warehouse and office facilities and office equipment under non-cancelable operating leases. Rent expense from continuing operations during the first nine months of fiscal 2012 was $1.6 million. Under the terms of the Transaction, Arrow assumed many of our facility leases and we are sub-leasing space from Arrow. Our future lease commitments for minimum rentals, including common area maintenance charges and property taxes during the remainder of fiscal 2012 and the next four years have been adjusted to reflect the Transaction as follows (in thousands) :

Fiscal Year	Payments
Remaining Fiscal 2012	$149
2013	$697
2014	$369
2015	$317
2016	$281
Thereafter	$401

Total	$2,214

10. INCOME TAXES

The effective income tax rate from continuing operations during the third quarter and first nine months of fiscal 2012 was 28.6% and 32.5%, respectively, as compared to a tax rate of 69.5% and 52.3% for the third quarter and first nine months of fiscal 2011, respectively.

The difference between the effective tax rate as compared to the U.S. federal statutory rate of 34.0% and 35.0% during the third quarter of fiscal 2012 and fiscal 2011 resulted from our geographical distribution of taxable income or losses, apportionment of income to various states, return to provision adjustments, and the release of ASC-740 income tax reserves. There were no changes in judgment during the third quarter regarding the beginning-of-year valuation allowance which would require a benefit to be excluded from the annual effective tax rate and allocated to the interim period.

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

As of March 3, 2012, $37.5 million of cumulative positive earnings of some of our foreign subsidiaries are still considered permanently reinvested pursuant to ASC 740-30, Income Taxes-Other Considerations or Special Areas. It is not practical to determine what, if any, tax liability might exist if such earnings were to be repatriated.

As of March 3, 2012, our worldwide liability for uncertain tax positions related to continuing operations, excluding interest and penalties, was $0.4 million as compared to $0.5 million as of May 28, 2011. We record penalties and interest relating to uncertain tax positions in the income tax expense line item within the unaudited consolidated statements of income and comprehensive income.

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

The earnings per share (“EPS”) presented in our unaudited consolidated statements of income and comprehensive income are based on the following amounts (in thousands, except per share amounts):

	Three Months Ended
	March 3, 2012		February 26, 2011
	Basic	Diluted	Basic	Diluted
Numerator for Basic and Diluted EPS:
Income from continuing operations	$1,591	$1,591	$230	$230
Less dividends:
Common stock	698	698	304	304
Class B common stock	132	132	55	55

Undistributed earnings (losses)	$761	$761	$(129)	$(129)

Common stock undistributed earnings (losses)	$640	$640	$(109)	$(110)
Class B common stock undistributed earnings (losses)	121	121	(20)	(19)

Total undistributed earnings (losses)	$761	$761	$(129)	$(129)

Income (loss) from discontinued operations	$(252)	$(252)	$7,987	$7,987
Less dividends:
Common stock	698	698	304	304
Class B common stock	132	132	55	55

Undistributed earnings (losses)	$(1,082)	$(1,082)	$7,628	$7,628

Common stock undistributed earnings (losses)	$(909)	$(911)	$6,469	$6,493
Class B common stock undistributed earnings (losses)	(173)	(171)	1,159	1,135

Total undistributed earnings (losses)	$(1,082)	$(1,082)	$7,628	$7,628

Net income	$1,339	$1,339	$8,217	$8,217
Less dividends:
Common stock	698	698	304	304
Class B common stock	132	132	55	55

Undistributed earnings	$509	$509	$7,858	$7,858

Common stock undistributed earnings	$428	$428	$6,664	$6,689
Class B common stock undistributed earnings	81	81	1,194	1,169

Total undistributed earnings	$509	$509	$7,858	$7,858

Denominator for basic and diluted EPS:
Common stock weighted average shares	13,988	13,988	15,086	15,086

Class B common stock weighted average shares, and shares under if-converted method for diluted EPS	2,940	2,940	3,002	3,002

Effect of dilutive securities Dilutive stock options		122		367
Denominator for diluted EPS adjusted for weighted average shares and assumed conversions		17,050		18,455

Income from continuing operations per share:
Common stock	$0.10	$0.09	$0.01	$0.01

Class B common stock	$0.09	$0.09	$0.01	$0.01

Income (loss) from discontinued operations per share:
Common stock	$(0.02)	$(0.01)	$0.45	$0.43

Class B common stock	$(0.01)	$(0.01)	$0.40	$0.40

Net income per share:
Common stock	$0.08	$0.08	$0.46	$0.44

Class B common stock	$0.08	$0.08	$0.41	$0.41

Note: Common stock options that were anti-dilutive and not included in diluted earnings per common share for the third quarter of fiscal 2012 and fiscal 2011 were 274,564 and 43,564, respectively.

	Nine Months Ended
	March 3, 2011		February 26, 2011
	Basic	Diluted	Basic	Diluted
Numerator for Basic and Diluted EPS:
Income from continuing operations	$4,249	$4,249	$850	$850
Less dividends:
Common stock	2,111	2,111	893	893
Class B common stock	397	397	164	164

Undistributed earnings (losses)	$1,741	$1,741	$(207)	$(207)

Common stock undistributed earnings (losses)	$1,466	$1,468	$(175)	$(175)
Class B common stock undistributed earnings (losses)	275	273	(32)	(32)

Total undistributed earnings (losses)	$1,741	$1,741	$(207)	$(207)

Income from discontinued operations	$1,551	$1,551	$23,202	$23,202
Less dividends:
Common stock	2,111	2,111	893	893
Class B common stock	397	397	164	164

Undistributed earnings (losses)	$(957)	$(957)	$22,145	$22,145

Common stock undistributed earnings (losses)	$(806)	$(807)	$18,712	$18,772
Class B common stock undistributed earnings (losses)	(151)	(150)	3,433	3,373

Total undistributed earnings (losses)	$(957)	$(957)	$22,145	$22,145

Net income	$5,800	$5,800	$24,052	$24,052
Less dividends:
Common stock	2,111	2,111	893	893
Class B common stock	397	397	164	164

Undistributed earnings	$3,292	$3,292	$22,995	$22,995

Common stock undistributed earnings	$2,771	$2,776	$19,431	$19,492
Class B common stock undistributed earnings	521	516	3,564	3,503

Total undistributed earnings	$3,292	$3,292	$22,995	$22,995

Denominator for basic and diluted EPS:
Common stock weighted average shares	14,134	14,134	14,846	14,846

Class B common stock weighted average shares, and shares under if-converted method for diluted EPS	2,944	2,944	3,026	3,026

Effect of dilutive securities Dilutive stock options		166		310
Denominator for diluted EPS adjusted for weighted average shares and assumed conversions		17,244		18,182

Income from continuing operations per share:
Common stock	$0.25	$0.25	$0.05	$0.05

Class B common stock	$0.23	$0.23	$0.04	$0.04

Income from discontinued operations per share:
Common stock	$0.09	$0.09	$1.32	$1.28

Class B common stock	$0.08	$0.08	$1.19	$1.17

Net income per share:
Common stock	$0.34	$0.34	$1.37	$1.33

Class B common stock	$0.31	$0.31	$1.23	$1.21

Note: Common stock options that were anti-dilutive and not included in diluted earnings per common share for the first nine months of fiscal 2012 and fiscal 2011 were 161,000 and 153,564, respectively.

12. SEGMENT REPORTING

In accordance with ASC 280-10, Segment Reporting, we have two reportable segments: EDG and Canvys.

EDG provides engineered solutions and distributes electronic components to customers in alternative energy, aviation, broadcast, communications, industrial, marine, medical, military, scientific, and semiconductor markets. EDG focuses on various applications including broadcast transmission, CO2 laser cutting, diagnostic imaging, dielectric and induction heating, high energy transfer, high voltage switching, plasma, power conversion, radar, and radiation oncology. With the acquisition of Powerlink, EDG also offers its customers technical services for both microwave and industrial equipment.

Canvys provides global customized display solutions serving the corporate enterprise, financial, healthcare, industrial, and medical original equipment manufacturer (“OEM”) markets.

The CEO evaluates performance and allocates resources primarily based on the gross profit of each segment.

Operating results by segment are summarized in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	March 3, 2012	February 26, 2011	March 3, 2012	February 26, 2011
EDG
Net Sales	$26,867	$28,002	$85,618	$84,150
Gross Profit	$8,085	$8,412	$26,302	$26,411

Canvys
Net Sales	$11,463	$11,651	$33,361	$33,993
Gross Profit	$3,212	$3,145	$9,387	$8,332

A reconciliation of assets to the relevant consolidated amount is as follows (in thousands):

	March 3,	May 28,
	2012	2011
Segment assets	$61,475	$51,464
Cash	24,430	170,975
Investments—current	130,030	52,116
Other current assets (1)	9,541	9,615
Net property	4,491	5,216
Investments—non-current	14,765	16,656
Other assets (2)	1,829	3,994
Assets of discontinued operations (3)	626	4,018

Total assets	$247,187	$314,054

(1)	Other current assets include miscellaneous receivables, prepaid expenses, and current deferred income taxes.
(2)	Other assets primarily include non-current deferred income taxes.
(3)	See Footnote 5—Discontinued Operations.

Geographic net sales information is primarily grouped by customer destination into five areas: North America; Asia/Pacific; Europe; Latin America; and Other.

Net sales and gross profit by geographic region are summarized in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	March 3,	February 26,	March 3,	February 26,
	2012	2011	2012	2011
Net Sales
North America	$17,055	$17,715	$50,662	$50,962
Asia/Pacific	5,852	6,042	19,904	19,717
Europe	12,682	12,694	39,469	38,103
Latin America	2,444	2,432	7,557	7,825
Other	297	770	1,387	1,536

Total	$38,330	$39,653	$118,979	$118,143

Gross Profit
North America	$5,577	$5,136	$16,288	$15,559
Asia/Pacific	2,151	2,119	7,088	6,954
Europe	4,003	3,683	12,528	10,586
Latin America	992	936	2,909	3,099
Other	(1,426)	(317)	(3,124)	(1,455)

Total	$11,297	$11,557	$35,689	$34,743

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

As of March 3, 2012, we held investments that are required to be measured at fair value on a recurring basis. Our investments consist of time deposits and CDs, where face value is equal to fair value, and equity securities of publicly traded companies for which market prices are readily available.

Investments measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of March 3, 2012, and May 28, 2011, were as follows (in thousands):

	Level 1	Level 2	Level 3
March 3, 2012
Time deposits/CDs	$144,403	$—	$—
Equity securities	392	—	—

Total	$144,795	$—	$—

May 28, 2011
Time deposits/CDs	$68,366	$—	$—
Equity securities	406	—	—

Total	$68,772	$—	$—

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

•

Results of Operations – an analysis and comparison of our consolidated results of operations for the three and nine month periods ended March 3, 2012, and February 26, 2011, as reflected in our unaudited consolidated statements of income and comprehensive income.

•

Liquidity, Financial Position, and Capital Resources – a discussion of our primary sources and uses of cash for the nine month periods ended March 3, 2012, and February 26, 2011, and a discussion of changes in our financial position.

BUSINESS OVERVIEW

Richardson Electronics, Ltd. (“we”, “us”, “the Company”, and “our”) is incorporated in the state of Delaware. We are a leading global provider of engineered solutions, power grid and microwave tubes and related components, and customized display solutions, serving customers in the alternative energy, aviation, broadcast, communications, industrial, marine, medical, military, scientific, and semiconductor markets. Our strategy is to provide specialized technical expertise and “engineered solutions” based on our core engineering and manufacturing capabilities. We provide solutions and add value through design-in support, systems integration, prototype design and manufacturing, testing, logistics, and aftermarket technical service and repair.

Our products include electron tubes and related components, microwave generators, subsystems used in semiconductor manufacturing, and visual technology solutions. These products are used to control, switch or amplify electrical power signals, or used as display devices in a variety of industrial, commercial, medical, and communication applications.

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

On September 5, 2011, we acquired the assets of Powerlink Specialist Electronics Support Limited (“Powerlink”) for approximately $2.3 million, including a working capital adjustment of $0.2 million related to payables of approximately $0.2 million that were paid by Powerlink prior to the close. Powerlink, a UK-based technical service company with locations in London and Dubai, services traveling wave tube (“TWT”) amplifiers and related equipment for the Satellite Communications market throughout Europe and the Middle East. The company generated revenues of approximately $2.0 million during its fiscal year ended May 31, 2011. This acquisition positions us to provide cost-effective distribution, installation and service of microwave and power grid tube equipment for communications, industrial, military and medical users around the world.

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

We have two operating segments, which we define as follows:

Electron Device Group (“EDG”) provides engineered solutions and distributes electronic components to customers in alternative energy, aviation, broadcast, communications, industrial, marine, medical, military, scientific, and semiconductor markets. EDG focuses on various applications including broadcast transmission, CO2 laser cutting, diagnostic imaging, dielectric and induction heating, high energy transfer, high voltage switching, plasma, power conversion, radar, and radiation oncology. With the acquisition of Powerlink, EDG also offers its customers technical services for both microwave and industrial equipment.

Canvys provides global customized display solutions serving the corporate enterprise, financial, healthcare, industrial, and medical original equipment manufacturer (“OEM”) markets.

We currently have operations in the following major geographic regions:

•	North America;

•	Asia/Pacific;

•	Europe; and

•	Latin America.

RESULTS OF CONTINUING OPERATIONS

FINANCIAL SUMMARY — THREE MONTHS ENDED MARCH 3, 2012

•	Net sales for the third quarter of fiscal 2012 were $38.3 million, down 3.3%, compared to net sales of $39.7 million during the third quarter of last year.

•	Gross margin as a percentage of net sales increased to 29.5% during the third quarter of fiscal 2012 compared to 29.1% during the third quarter of last year.

•	SG&A expenses during the third quarter of fiscal 2012 were $9.5 million, or 24.7% of net sales, compared to $10.7 million, or 27.1% of net sales, during the third quarter of last year.

•

Operating income during the third quarter of fiscal 2012 was $1.8 million, or 4.8% of net sales, compared to operating income of $0.8 million, or 2.1% of net sales, during the third quarter of last year.

•

Income from continuing operations during the third quarter of fiscal 2012 was $1.6 million, or $0.09 per diluted common share, compared to income from continuing operations of $0.2 million, or $0.01 per diluted common share, during the third quarter of last year.

•

Loss from discontinued operations, net of tax, was $0.3 million, or $0.01 per diluted common share, during the third quarter of fiscal 2012 compared to income from discontinued operations, net of tax, of $8.0 million, or $0.43 per diluted common share, during the third quarter of last year.

•

Net income during the third quarter of fiscal 2012 was $1.3 million, or $0.08 per diluted common share, compared to net income of $8.2 million, or $0.44 per diluted common share, during the third quarter of last year.

FINANCIAL SUMMARY — NINE MONTHS ENDED MARCH 3, 2012

•	Net sales for the first nine months of fiscal 2012 were $119.0 million, up 0.7%, compared to net sales of $118.1 million during the first nine months of last year.

•	Gross margin as a percentage of net sales increased to 30.0% during the first nine months of fiscal 2012 compared to 29.4% during the first nine months of last year.

•	SG&A expenses during the first nine months of fiscal 2012 were $30.2 million, or 25.4% of net sales, compared to $32.5 million, or 27.5% of net sales, during the first nine months of last year.

•

Operating income during the first nine months of fiscal 2012 was $5.6 million, or 4.7% of net sales, compared to operating income of $2.3 million, or 1.9% of net sales, during the first nine months of last year.

•

Income from continuing operations during the first nine months of fiscal 2012 was $4.2 million, or $0.25 per diluted common share, compared to income from continuing operations of $0.9 million, or $0.05 per diluted common share during the first nine months of last year.

•

Income from discontinued operations, net of tax, was $1.6 million, or $0.09 per diluted common share, during the first nine months of fiscal 2012 compared to $23.2 million, or $1.28 per diluted common share, during the first nine months of last year.

•

Net income during the first nine months of fiscal 2012 was $5.8 million, or $0.34 per diluted common share, compared to net income of $24.1 million, or $1.33 per diluted common share, during the first nine months of last year.

Net Sales and Gross Profit Analysis

During the third quarter of fiscal 2012, consolidated net sales decreased 3.3% to $38.3 million compared to $39.7 million during the third quarter of fiscal 2011. During the first nine months of fiscal 2012, consolidated net sales increased 0.7% to $119.0 million compared to $118.1 million during the first nine months of fiscal 2011.

Net sales by segment and percent change during the third quarter and first nine months of fiscal 2012 and 2011 were as follows (in thousands):

Net Sales	FY 2012	FY 2011	% Change
Third Quarter
EDG	$26,867	$28,002	(4.1%)
Canvys	11,463	11,651	(1.6%)

Total	$38,330	$39,653	(3.3%)

	FY 2012	FY 2011	% Change
First Nine Months
EDG	$85,618	$84,150	1.7%
Canvys	33,361	33,993	(1.9%)

Total	$118,979	$118,143	0.7%

Consolidated gross profit as a percentage of net sales increased to 29.5% during the third quarter of fiscal 2012, as compared to 29.1% during the third quarter of fiscal 2011 and to 30.0% during the first nine months of fiscal 2012, as compared to 29.4% during the first nine months of fiscal 2011.

Gross profit reflects the distribution and manufacturing product margin less manufacturing variances, inventory obsolescence charges, customer returns, scrap and cycle count adjustments, engineering costs, and other provisions.

Gross profit by segment and percent of segment net sales during the third quarter and first nine months of fiscal 2012 and 2011 were as follows (in thousands):

		% of		% of
Gross Profit	FY 2012	Net Sales	FY 2011	Net Sales
Third Quarter
EDG	$8,085	30.1%	$8,412	30.0%
Canvys	3,212	28.0%	3,145	27.0%

Total	$11,297	29.5%	$11,557	29.1%

		% of		% of
	FY 2012	Net Sales	FY 2011	Net Sales
First Nine Months
EDG	$26,302	30.7%	$26,411	31.4%
Canvys	9,387	28.1%	8,332	24.5%

Total	$35,689	30.0%	$34,743	29.4%

Electron Device Group

Net sales for EDG were $26.9 million, down 4.1%, during the third quarter of fiscal 2012 compared to $28.0 million during the third quarter of fiscal 2011. The decrease in net sales is due to declines within the semiconductor fabrication equipment and broadcast markets, partially offset by sales growth for our industrial tube products. Our sales growth for our industrial tube products is the result of a strategic distribution agreement and an increase in sales to end users globally. Gross margin as a percentage of net sales remained relatively flat at 30.1% during the third quarter of fiscal 2012, compared to 30.0% during the third quarter of fiscal 2011.

Net sales for EDG were $85.6 million, up 1.7%, during the first nine months of fiscal 2012 compared to $84.2 million during the first nine months of fiscal 2011. The increase in net sales is due to increased demand for our industrial tube products, partially offset by declines in both the semiconductor and broadcast markets. Gross margin as a percentage of net sales decreased to 30.7% during the first nine months of fiscal 2012, compared to 31.4% during the first nine months of fiscal 2011 reflecting a shift in sales mix between product lines and geographic regions.

Canvys

Net sales for Canvys were $11.5 million, down 1.6%, during the third quarter of fiscal 2012 compared to $11.7 million during the third quarter of fiscal 2011. The decrease in net sales is primarily due to a decline in demand from our European OEM customers and our North American health care customers, partially offset by an increase in sales from our North American OEM customers. Gross margin as a percentage of net sales for the third quarter of fiscal 2012 increased to 28.0%, compared to 27.0% in the prior year’s quarter. The increase in gross margin was due to continued growth and focus on the more profitable OEM business in both North America and Europe.

Net sales for Canvys were $33.4 million, down 1.9%, during the first nine months of fiscal 2012 compared to $34.0 million during the first nine months of fiscal 2011. The decrease in net sales is primarily due to a decline in demand from our European OEM customers and our North American health care customers, partially offset by an increase in sales from our North American OEM customers. Gross margin as a percentage of net sales for the first nine months of fiscal 2012 increased to 28.1%, compared to 24.5% in the prior year’s first nine months. The increase in gross margin was due to continued growth and focus on the more profitable OEM business in both North America and Europe, in addition to a decline in inbound freight costs during the first nine months of fiscal 2012, compared to the first nine months of fiscal 2011.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) were $9.5 million for the third quarter of fiscal 2012 compared to $10.7 million during the third quarter of fiscal 2011. The $9.5 million and $10.7 million during the third quarter of fiscal 2012 and fiscal 2011, respectively, reflect the SG&A from our continuing operations. The $1.2 million decrease includes a $0.1 million reduction of SG&A for Canvys and a $1.1 million reduction of total company support function costs, due primarily to a reduction in headcount and professional services. SG&A for EDG remained relatively flat during the third quarter of fiscal 2012 compared to fiscal 2011.

Selling, general and administrative expenses (“SG&A”) were $30.2 million for the first nine months of fiscal 2012 compared to $32.5 million during the first nine months of fiscal 2011. The $30.2 million and $32.5 million during the first nine months of fiscal 2012 and fiscal 2011, respectively, reflect the SG&A from our continuing operations. The $2.3 million decrease in SG&A includes a $0.1 million reduction of SG&A for Canvys and a $2.6 million reduction of total company support function costs, due primarily to a reduction in headcount and professional services, offset by a $0.4 million increase in SG&A for EDG.

Other (Income) Expense

Other (income) expense was $0.4 million of income during the third quarter of fiscal 2012, as compared to $0.1 million of expense during the third quarter of fiscal 2011. Other (income) expense included a foreign exchange gain of less than $0.1 million during the third quarter of fiscal 2012, as compared to a foreign exchange loss of less than $0.1 million during the third quarter of fiscal 2011. Our foreign exchange gains and losses are primarily due to the translation of our U.S. dollars we hold in non-U.S. entities. We currently do not utilize derivative instruments to manage our exposure to foreign currency. The third quarter of fiscal 2012 also included $0.4 million of investment/interest income, while the third quarter of fiscal 2011 included interest expense of less than $0.1 million.

Other (income) expense was $0.7 million of income during the first nine months of fiscal 2012, as compared to $0.5 million of expense during the first nine months of fiscal 2011. Other (income) expense included a foreign exchange loss of $0.3 million during the first nine months of fiscal 2012, and the first nine months of fiscal 2011. Our foreign exchange gains and losses are primarily due to the translation of our U.S. dollars we hold in non-U.S. entities. We currently do not utilize derivative instruments to manage our exposure to foreign currency. The first nine months of fiscal 2012 also included $1.0 million of investment/interest income, while the first nine months of fiscal 2011 included interest expense of $0.1 million.

Income Tax Provision

The effective income tax rate from continuing operations during the third quarter and first nine months of fiscal 2012 was 28.6% and 32.5%, respectively, as compared to a tax rate of 69.5% and 52.3% for the third quarter and first nine months of fiscal 2011, respectively.

The difference between the effective tax rate as compared to the U.S. federal statutory rate of 34.0% and 35.0% during the third quarter of fiscal 2012 and fiscal 2011 resulted from our geographical distribution of taxable income or losses, apportionment of income to various states, return to provision adjustments, and the release of ASC-740 income tax reserves. There were no changes in judgment during the third quarter regarding the beginning-of-year valuation allowance which would require a benefit to be excluded from the annual effective tax rate and allocated to the interim period.

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

As of March 3, 2012, $37.5 million of cumulative positive earnings of some of our foreign subsidiaries are still considered permanently reinvested pursuant to ASC 740-30, Income Taxes-Other Considerations or Special Areas. It is not practical to determine what, if any, tax liability might exist if such earnings were to be repatriated.

As of March 3, 2012, our worldwide liability for uncertain tax positions related to continuing operations, excluding interest and penalties, was $0.4 million as compared to $0.5 million as of May 28, 2011. We record penalties and interest relating to uncertain tax positions in the income tax expense line item within the unaudited consolidated statements of income and comprehensive income.

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

Financial Summary – Discontinued Operations

Summary financial results for the three and nine months ended March 3, 2012, and February 26, 2011, are presented in the following table (in thousands):

	Three Months		Nine Months
	Mar 3, 2012	Feb 26, 2011	Mar 3, 2012	Feb 26, 2011
Net sales	$840	$104,593	$2,532	$313,013
Gross profit (loss)	(44)	22,836	(418)	67,156
Selling, general, and administrative expenses	312	14,119	(110)	41,883
Interest expense, net	—	119	—	387
Foreign exchange loss	65	—	39	—
Additional gain on sale	—	—	(266)	—
Income tax provision (benefit)	(169)	611	(1,632)	1,684
Income (loss) from discontinued operations, net of tax	$(252)	$7,987	$1,551	$23,202

Net sales and gross profit (loss) for the three and nine months ended March 3, 2012, reflect our financial results relating to the Manufacturing Agreement with Arrow that we entered into in connection with the Transaction. Pursuant to the three-year agreement, we agreed to continue to manufacture certain RFPD products for Arrow. Selling, general, and administrative expenses for the nine months ended March 3, 2012, reflect a benefit of $0.1 million for adjustments recorded due to changes in our estimates related to liabilities for our discontinued operations. During the first quarter of fiscal 2012, in connection with an examination by the Internal Revenue Service, we reduced our deferred tax liability by $2.1 million related to our un-repatriated foreign earnings based on a determination of the amount of earnings and profits remaining in certain foreign subsidiaries after the Arrow transaction. During the second quarter of fiscal 2012, we recorded approximately $0.8 million of additional tax provision which represents return to provision adjustments and other tax adjustments. During the third quarter of fiscal 2012, we recorded approximately $0.2 million of tax benefit primarily representing return to provision adjustments.

In accordance with ASC 205-20, the allocation of interest expense to discontinued operations of other consolidated interest that is not directly attributable to, or related to, other operations of the entity is permitted but not required. The consolidated interest that cannot be attributable to other operations of the entity is allocated based on the ratio of net assets to be sold or discontinued to the total consolidated net assets. We appropriately allocated approximately $0.1 million and $0.4 million of interest expense to discontinued operations for the three and nine months ended February 26, 2011, respectively, using the ratio of net assets that we sold or that became discontinued to total assets.

Assets and liabilities classified as discontinued operations on our unaudited consolidated balance sheets as of March 3, 2012, and May 28, 2011, include the following (in thousands):

	Mar 3, 2012	May 28, 2011
Accounts receivable	$—	$2,356
Inventories	615	1,152
Prepaid expenses and other assets	11	110
Current deferred income taxes	—	400

Discontinued operations—Assets	$626	$4,018

Accrued liabilities—current (1)	$113	$15,897
Long-term income tax liabilities—non-current (2)	1,233	1,622

Discontinued operations—Liabilities	$1,346	$17,519

(1)	Included in accrued liabilities as of March 3, 2012, is a payable to Arrow for cash collections of $0.1 million.
(2)	Included in long-term income tax liabilities —non-current as of March 3, 2012, is the reserve for uncertain tax positions of $1.4 million, offset by withholding tax of $0.2 million related to our discontinued operations.

Net Income and Per Share Data

Net income during the third quarter of fiscal 2012 was $1.3 million, or $0.08 per diluted common share and $0.08 per Class B diluted common share, as compared to net income of $8.2 million during the third quarter of fiscal 2011, or $0.44 per diluted common share and $0.41 per Class B diluted common share.

Net income during the first nine months of fiscal 2012 was $5.8 million, or $0.34 per diluted common share and $0.31 per Class B diluted common share, as compared to net income of $24.1 million during the first nine months of fiscal 2011, or $1.33 per diluted common share and $1.21 per Class B diluted common share.

LIQUIDITY, FINANCIAL POSITION, AND CAPITAL RESOURCES

Our growth and cash needs have been primarily financed through income from operations. Cash and cash equivalents for the third quarter ended March 3, 2012, were $24.4 million. In addition, time deposits and CD’s classified as short-term investments were $130.0 million and long-term investments were $14.8 million, including equity securities of $0.4 million. Cash and investments at March 3, 2012, consisted of $103.2 million in North America, $18.8 million in Europe, $0.5 million in Latin America, and $46.7 million in Asia/Pacific. At May 28, 2011, cash and cash equivalents were $171.0 million. Time deposits and CD’s classified as short-term investments were $52.1 million and long-term investments were $16.7 million, including equity securities of $0.4 million. Cash and investments at May 28, 2011, consisted of $157.5 million in North America, $36.6 million in Europe, $1.0 million in Latin America, and $44.7 million in Asia/Pacific. While net income has significantly declined as a result of the Transaction, our working capital investment and capital spending requirements have also significantly declined.

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

Cash Flows from Operating Activities

Cash used in operating activities, including our discontinued operations, during the first nine months of fiscal 2012 was $52.6 million. The $52.6 million of cash used in operating activities primarily reflects a decrease of $49.5 million in accrued liabilities, a $5.4 million decrease in long-term tax liabilities, a $4.8 million increase in income tax receivable, and an increase of $8.3 million in inventory, offset by an $8.6 million decrease in prepaid expenses and other assets. The $49.5 million decrease in accrued liabilities, excluding the impact of foreign exchange of $0.4 million, was due primarily to our tax payment related to the sale of RFPD during the first nine months of fiscal 2012. The $5.4 million decrease in long-term tax liabilities, excluding the impact of foreign exchange of $0.2 million, relates primarily to adjustments to our deferred tax liabilities as a result of changes to the amounts of permanently reinvested foreign earnings. The $4.8 million in income tax receivable relates to an overpayment in our estimated tax during the first nine months of fiscal 2012. The $8.3 million in inventory, excluding the impact of foreign exchange of $0.3 million, was due primarily to increased purchasing to support future sales growth. The $8.6 million decrease in prepaid expenses and other assets, excluding the impact of foreign exchange of less than $0.1 million, was due primarily to the final payment received of $4.2 million from Arrow for the sale of RFPD and a $4.3 million decrease of discontinued assets.

Cash used in operating activities, including our discontinued operations, during the first nine months of fiscal 2011 was $6.5 million. The $6.5 million of cash used in operating activities reflects increases in accounts receivable and inventory, partially offset by increases in accounts payable. The increase in accounts receivable of $19.9 million, excluding the impact of foreign exchange of $5.3 million, was due primarily to increased sales volume during the first nine months of fiscal 2011. The increase in inventory of $20.3 million, excluding the impact of foreign currency exchange of $1.2 million, during the first nine months of fiscal 2011, was due primarily to increased purchasing to support future sales growth. The increase in accounts payable balances of $8.7 million, excluding the impact of foreign currency exchange of $0.7 million, during the first nine months of fiscal 2011, was due primarily to the timing of payments as well as the increase in inventory purchases.

Cash Flows from Investing Activities

Net cash used in investing activities, including our discontinued operations, of $78.4 million during the first nine months of fiscal 2012 was due primarily to the purchase of $199.2 million in time deposits and CDs, and $2.3 million paid for the acquisition of Powerlink, offset by $123.1 million in proceeds from time deposits and CDs. Net cash used in investing activities, including our discontinued operations, of less than $0.6 million during the first nine months of fiscal 2011 was due primarily to $0.5 million of capital expenditures.

Cash Flows from Financing Activities

Net cash used in financing activities, including discontinued operations, of $14.9 million during the first nine months of fiscal 2012 was due primarily to $13.1 million related to the repurchase of common stock and $2.5 million in cash dividends paid, partially offset by $0.7 million in proceeds from the issuance of common stock. Net cash provided by financing activities, including discontinued operations, of $5.3 million during the first nine months of fiscal 2011 was due primarily to borrowings on our credit agreement and proceeds from the issuance of common stock, partially offset by the redemption of our 7  3/4% Notes and cash dividends paid.

Dividend payments for the first nine months of fiscal 2012 were approximately $2.5 million. All future payments of dividends are at the discretion of the Board of Directors. Dividend payments will depend on earnings, capital requirements, operating conditions, and such other factors that the Board may deem relevant.

We believe that the existing sources of liquidity, including current cash, will provide sufficient resources to meet known capital requirements and working capital needs for the fiscal year ending June 2, 2012.

UPDATES TO CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Inventories: Our worldwide inventories are stated at the lower of cost or market, generally using a weighted-average cost method. Our inventories included $34.7 million of finished goods and $3.6 million of raw materials and work-in-progress as of March 3, 2012, compared to approximately $28.0 million of finished goods and $2.9 million of raw materials and work-in-progress as of May 28, 2011.

At this time, we do not anticipate any material risks or uncertainties related to possible inventory write-downs for the remainder of the fiscal year 2012, ending June 2, 2012.

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

New Accounting Pronouncements: During December 2011, the FASB issued Accounting Standard Update (ASU) No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. The amendments to the Codification in ASU No. 2011-12 are effective at the same time as the amendments in ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, so that entities will not be required to comply with the presentation requirements in ASU No. 2011-05 that ASU No. 2011-12 is deferring. In order to defer only those changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments, the paragraphs in ASU No. 2011-12 supersede certain pending paragraphs in ASU No. 2011-05. The amendments are being made to allow the FASB time to re-deliberate whether to present on the face of the financial statements the effects of the reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the FASB is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU No. 2011-05. All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods with those years, beginning after December 15, 2011, and as such, we have adopted ASU No. 2011-05 during our third quarter of fiscal 2012.

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

(a) Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 3, 2012.

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

(b) Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the third quarter of fiscal 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

			Total Number
			of Shares	Dollar Amount of	Amounts Remaining
	Total Number	Average Price	Purchased as Part	Shares Purchased	Under the Share
	of Shares	Paid per	of Publicly Announced	Under the Plans or	Repurchase
Period	Purchased	Share	Plans or Programs	Programs	Authorization
December 3, 2011					$29,435,256
December 4, 2011—December 31, 2011	9,923	$12.01	9,923	$119,180	$29,316,076
January 1, 2012—January 28, 2012	21,309	$11.99	21,309	$255,488	$29,060,588
January 29, 2012—March 3, 2012	67,252	$12.19	67,252	$819,948	$28,240,640

TOTAL	98,484	$12.13	98,484	$1,194,616

ITEM 5.	OTHER INFORMATION

Results of Operation and Financial Condition and Declaration of Dividend

On April 11, 2012, we issued a press release reporting results for our third quarter and first nine months ended March 3, 2012, and the declaration of a cash dividend. A copy of the press release is furnished as Exhibit 99.1 to this Form 10-Q and incorporated by reference herein.

ITEM 6.	EXHIBITS

See exhibit index which is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RICHARDSON ELECTRONICS, LTD.

Date: April 12, 2012	By:	/s/ Kathleen S. Dvorak
Kathleen S. Dvorak
Chief Financial Officer
(on behalf of the Registrant and as Principal Financial Officer)

Exhibit Index

(c) EXHIBITS

Exhibit
Number	Description

3.1	Restated Certificate of Incorporation of the Company, incorporated by reference to Appendix B to the Proxy Statement / Prospectus dated November 13, 1986, incorporated by reference to the Company’s Registration Statement on Form S-4.

3.2	Amended and Restated By-Laws of the Company, incorporated by reference to Exhibit 3.2 on the Company’s Report on Form 10-Q for the quarterly period ended December 3, 2011.

31.1	Certification of Edward J. Richardson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed pursuant to Part I).

31.2	Certification of Kathleen S. Dvorak pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed pursuant to Part I).

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed pursuant to Part I).

99.1	Press release, dated April 11, 2012.

101	The following financial information from our Quarterly Report on Form 10-Q for the third quarter and first nine months of fiscal 2012, filed with the SEC on April 12, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Unaudited Consolidated Balance Sheets as of March 3, 2012, and May 28, 2011, (ii) the Unaudited Consolidated Statements of Income and Comprehensive Income (Loss) for the three months and nine months ended March 3, 2012, and February 26, 2011, (iii) the Unaudited Consolidated Statements of Cash Flows for the three and nine months ended March 3, 2012, and February 26, 2011, (iv) the Unaudited Consolidated Statement of Stockholder’s Equity as of March 3, 2012, and (v) Notes to Unaudited Consolidated Financial Statements.