Form 10-K
period 2012-06-02
RICHARDSON ELECTRONICS LTD/DE
filed 2012-07-27
CIK 355948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark	One)
☒	FOR ANNUAL REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 2, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of December 3, 2011, was approximately $167.2 million.

As of July 23, 2012, there were outstanding 12,742,748 shares of Common Stock, $.05 par value and 2,919,961 shares of Class B Common Stock, $.05 par value, which are convertible into Common Stock of the registrant on a one-for-one basis.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders scheduled to be held October 9, 2012, which will be filed pursuant to Regulation 14A, are incorporated by reference in Part III of this report. Except as specifically incorporated herein by reference, the above mentioned Proxy Statement is not deemed filed as part of this report.

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

On September 5, 2011, we acquired the assets of Powerlink Specialist Electronics Support Limited (“Powerlink”) for approximately $2.3 million, including a working capital adjustment of $0.2 million related to payables of approximately $0.2 million that were paid by Powerlink prior to the close. Powerlink, a UK-based technical service company with locations in London and Dubai, services traveling wave tube (“TWT”) amplifiers and related equipment for the Satellite Communications market throughout Europe and the Middle East. Powerlink generated revenues of approximately $1.5 million during the last nine months of fiscal 2012. This acquisition positions us to provide cost-effective service of microwave and power grid tube equipment for communications, industrial, military and medical users around the world.

The consolidated balance sheets for the fiscal year ended May 28, 2011, and our consolidated statements of comprehensive income for the years’ ended May 28, 2011, and May 29, 2010, have been restated to reflect the Transaction. Refer to Note 5 “Discontinued Operations” of our notes to our consolidated financial statements for additional discussion on the sale of RFPD.

Our financial statements for the fiscal year ended May 28, 2011, have been restated to reflect a misstatement. Refer to Note 3 “Restatement” of our notes to our consolidated financial statements for additional discussion on this misstatement.

Our fiscal year 2012 began on May 29, 2011, and ended on June 2, 2012. Unless otherwise noted, all references in this document to a particular year shall mean our fiscal year.

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

Selected financial data attributable to each segment and geographic region for fiscal 2012, 2011, and 2010 is set forth in Note 13 “Segment and Geographic Information” of the notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

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

We represent leading manufacturers of electron tubes and semiconductor manufacturing equipment used in industrial power applications. Among the suppliers we support are Amperex, CPI, Draloric, Eimac, General Electric, Hitachi, Jennings, L3, National, NJRC, Thales, and Toshiba.

Canvys

Canvys is a global provider of integrated display products, workstations, and value-add services to the healthcare, and medical and industrial original equipment manufacturers (“OEM”) markets. Our engineers design, manufacture, source, and support a full spectrum of solutions to match the needs of our customers. We offer custom display solutions that include touch screens, protective panels, custom enclosures, specialized cabinet finishes, and application specific software packages. Our volume commitments are much lower than those of the large display manufacturers making us the ideal choice for companies with very specific design requirements. We partner with both private label manufacturing companies and leading branded hardware vendors to offer the highest quality liquid crystal displays, mounting devices, and customized computing platforms.

As a longtime provider of healthcare solutions to hospitals and medical clinics, we specialize in creating comprehensive solutions for diagnostic and clinical review, 3-D and post processing, surgical suites and modality-specific applications. Our solutions meet certifications and calibration standards for patient monitoring, bio-medical displays, ultrasound, cardiac imaging, picture archiving, and communications systems. We offer our PACS and patient monitoring displays under our own brand, Image Systems.

We have long-standing relationships with key component and finished goods manufacturers including 3M, HP, IBM, Intel, LG, NEC Displays, Sharp Electronics, Samsung, and WIDE Corporation. We believe our distributor relationships, combined with our engineering design and manufacturing capabilities and private label partnerships, allow us to maintain a well-balanced and technologically advanced offering of customer specific display solutions.

Products and Suppliers

Our inventory levels reflect our commitment to maintain an inventory of a broad range of products for customers who are buying product for replacement of components used in critical equipment. In many cases, the market for our products is characterized by rapid change and obsolescence as a result of the introduction of new technologies. As of June 2, 2012, on average, we hold 109 days of inventory in the normal course of operations. This level of inventory reflects the fact that we also sell a number of products representing trailing edge technology. While the market for these trailing edge technology products is declining, we are increasing our market share. As manufacturers for these products exit the business, we sometimes purchase a substantial portion of their remaining inventory.

We have distribution agreements with many of our suppliers; however, a number of these agreements provide for nonexclusive distribution rights and often include territorial restrictions that limit the countries in which we can distribute their products. The agreements are subject to periodic renewal, and some contain provisions permitting termination by either party, without cause, upon relatively short notice. Although some of these agreements allow us to return inventory periodically, others do not, in which case we may have obsolete inventory that we cannot return to the supplier.

Our suppliers generally warrant the products we distribute and allow return of defective products, including those returned to us by our customers. Except for certain displays, we generally do not provide additional warranties on the products we sell. For information regarding the warranty reserves, see Note 4 “Significant Accounting Policies” of the notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

In addition to third party products, we sell proprietary products principally under certain trade names we own including: Amperex®, Cetron®, Image Systems®, and National®. Our proprietary products include thyratrons and rectifiers, power tubes, ignitrons, magnetrons, phototubes, microwave generators, large screen display monitors, and liquid crystal display monitors. The materials used in the manufacturing process consist of glass bulbs and tubing, nickel, stainless steel and other metals, plastic and metal bases, ceramics, and a wide variety of fabricated metal components. These materials are generally readily available, but some components may require long lead times for production, and some materials are subject to shortages or price fluctuations based on supply and demand.

Sales and Product Management

As of the end of fiscal 2012, we employed 154 sales and product management personnel worldwide. In addition, we have authorized representatives, who are not our employees, selling our products, primarily in regions where we do not have a direct sales presence.

We offer various credit terms to qualifying customers as well as prepayment, credit card, and cash on delivery terms. We establish credit limits for each sale prior to selling product to our customers and routinely review delinquent and aging accounts.

Distribution

We maintain approximately 110,700 part numbers in our product inventory database and we estimate that more than 80% of orders received by 6:00 p.m. local time are shipped complete the same day if product is in stock. Customers can access our products on our web site, www.rell.com, through electronic data interchange, or by telephone. Customer orders are processed by our regional sales offices and supported primarily by one of our distribution facilities in LaFox, Illinois; Amsterdam, Netherlands; Marlborough, Massachusetts; Plymouth, Minnesota; Donaueschingen, Germany; or Singapore, Singapore. We also have satellite warehouses in Sao Paulo, Brazil, and Shenghai, China. Our data processing network provides on-line, real-time interconnection of all sales offices and central distribution operations, 24 hours per day, seven days per week. Information on stock availability, cross-reference information, customers, and market analyses are obtainable throughout the entire distribution network.

International Sales

During fiscal 2012, approximately 53.5% of our sales were made outside the U.S. We continue to pursue new international sales to further expand our geographic reach.

Employees

As of June 2, 2012, we employed 324 individuals, of which 310 were full-time and 14 were part-time. Of these, 191 were located in the United States and 133 were located internationally. The worldwide employee base included 154 in sales and product management, 24 in distribution support, 84 in administrative positions, and 62 in value-add and product manufacturing. All of our employees are non-union, and we consider our relationships with our employees to be good.

Website Access to SEC Reports

We maintain an Internet website at www.rell.com. Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 are accessible through our website, free of charge, as soon as reasonably practicable after these reports are filed electronically with the Securities and Exchange Commission. Interactive Data Files pursuant to Rule 405 of Regulation S-T, of these filing dates, formatted in Extensible Business Reporting Language (“XBRL”) are accessible as well. To access these reports, go to our website at www.rell.com. The foregoing information regarding our website is provided for convenience and the content of our website is not deemed to be incorporated by reference in this report filed with the Securities and Exchange Commission.

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

We intend to grow our sales and reduce costs to improve our profitability.

Our fixed costs are high relative to the size of our operations. Since the sale of the RFPD division in March 2011, we have focused on re-aligning our cost structure to fit our remaining businesses. We have significantly reduced our expenses during Fiscal 2012; and therefore, further expense reduction opportunities may be limited. In addition, cost reduction objectives could have the effect of reducing our talent pool and available resources whether or not achieved, and, consequently, could affect our ability to serve customers and to hire and retain key personnel. Our long-term objective is to double the size of our business over the next three to five years through acquisitions and internal growth initiatives, which will allow us to leverage our support function cost structure. To the extent we do not achieve our growth objectives, it will be difficult to reduce our fixed cost structure to align with the size of our operations

We have historically incurred significant charges for inventory obsolescence, and may incur similar charges in the future.

We maintain significant inventories in an effort to ensure that customers have a reliable source of supply. The market for many of our products is characterized by rapid change resulting from the development of new technologies, evolving industry standards, frequent new product introductions by some of our customers and changing end-user demand, which can contribute to the decline in value or obsolescence of our inventory. We do not have many long-term supply contracts with our customers. If we fail to anticipate the changing needs of our customers or we fail to accurately forecast customer demand, our customers may not continue to place orders with us, and we may accumulate significant inventories of products which we will be unable to sell or return to our vendors. This may result in a significant decline in the value of our inventory.

We face competitive pressure in the markets we serve.

We face many competitors, both global and local, in the markets we serve. Not only do we compete with other distributors, we also compete for customers with many of our own suppliers. Our overall competitive position depends on a number of factors including price, engineering capability, vendor representation, product diversity, lead times and the level of customer service. Our competition includes hundreds of electronic component distributors of various sizes, locations, and market focuses, as well as original equipment manufacturers and refurbishers. Some of our competitors have greater resources and broader name recognition than we do. As a result, these competitors may be able to better withstand changing conditions within our markets and throughout the economy as a whole. Increased competition may result in price reductions, reduced margins, or a loss of market share, any of which could materially and adversely affect our business, operating results, and financial condition.

EDG is dependent on a limited number of vendors to supply it with essential products.

EDG’s principal product is vacuum tubes. These tubes and certain other products supplied by EDG are currently produced by a relatively small number of manufacturers. One of EDG’s suppliers represents 18% of our total sales volume. Our success depends, in large part, on maintaining current vendor relationships and developing new relationships. We believe that some vendors supplying products to EDG product lines are consolidating their distribution relationships as a result of the declining market for vacuum tubes. To the extent that our significant suppliers reduce the volume of product they sell through distribution and are unwilling to continue to do business with us, or extend lead times, or limiting supplies due to capacity constraints, or other factors, there could be a material adverse effect on our business.

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

Our products may be found to be defective or our services performed may result in equipment or product damage and, as a result, warranty and/or product liability claims may be asserted against us.

We sell many of our components at prices that are significantly lower than the cost of the equipment or other goods in which they are incorporated. Additionally, we offer installation and repair services in conjunction with the selling of our components. Since a defect or failure in a product or service could give rise to failures in the end products that incorporate them, we may face claims for damages that are disproportionate to the revenues and profits we receive from the components involved in the claims. While we typically have provisions in our agreements with our suppliers that hold the supplier accountable for defective products, and we and our suppliers generally exclude consequential damages in our standard terms and conditions, our ability to avoid such liabilities may be limited as a result of various factors, including the inability to exclude such damages due to the laws of some of the countries where we do business. Our business could be materially adversely affected as a result of a significant quality or performance issue in the components sold by us if we are required to pay for the damages that result. Although we have product liability insurance, such insurance is limited in coverage and amount.

A single stockholder has voting control over us.

As of July 22, 2012, Edward J. Richardson, our Chairman, Chief Executive Officer and President, beneficially owned approximately 99% of the outstanding shares of our Class B common stock, representing approximately 69% of the voting power of the outstanding common stock. This share ownership permits Mr. Richardson to exert control over the outcome of most stockholder votes, including votes concerning the election of directors, by-law amendments, possible mergers, corporate control contests, and other significant corporate transactions.

Our non-U.S. sales represent a significant portion of our revenues, and consequently, we are exposed to risks associated with operating internationally.

Because a significant portion of our business is conducted outside the U.S., we face exposure to fluctuations in foreign currency exchange rates, which may harm our results of operations. Price increases caused by currency exchange rate fluctuations may make our products less competitive or have an adverse effect on our margins. Our international revenues and expenses generally are derived from sales and operations in currencies other than the U.S. dollar. Accordingly, when the U.S. dollar strengthens in relation to the currencies of the countries in which we sell our products, our U.S. dollar reported net revenue and income will decrease. We currently do not engage in any currency hedging transactions. We cannot predict whether foreign currency exchange risks inherent in doing business in foreign countries will have a material adverse effect on our operations and financial results in the future.

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

Future acquisitions are subject to integration risks and other risks.

As part of our growth strategy, we intend to acquire additional businesses or assets. Acquisitions are accompanied by risks, such as potential exposure to unknown liabilities of acquired companies and the possible loss of key employees and customers of the acquired business. In addition, we may not obtain the expected benefits or cost savings from acquisitions. Acquisitions are subject to risks associated with financing the acquisition and integrating the operations and personnel of the acquired businesses or assets. If any of these risks materialize, they may result in disruptions to our business and the diversion of management time and attention, which could increase the costs of operating our existing or acquired businesses or negate the expected benefits of the acquisitions.

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

Potential lawsuits, with or without merit, may divert our management’s attention, and we may incur significant expenses in our defense. In addition, we may be required to pay damage awards or settlements, become subject to injunctions or other equitable remedies, or determine to abandon certain lines of business, that may cause a material adverse effect on our results of operations, financial position, and cash flows.

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

As a global company, we rely heavily on information technology systems, which, if not properly functioning, could materially adversely affect our business.

Pursuant to the Acquisition Agreement with Arrow Electronics, Arrow Electronics purchased our entire IT operations, and pursuant to the Transition Services Agreement between us and Arrow, Arrow provides IT services to us consistent with those services provided to us by our IT operations prior to the

Transaction. We rely on these information systems to process, analyze, and manage data to facilitate the purchase and distribution of our products, as well as to receive, process, bill, and ship orders on a timely basis. If the IT services provided by Arrow Electronics are not provided to us in an adequate manner, we may be unable to find an alternative means of obtaining such IT services, which could significantly impair our ability to effectively serve our customers and perform other vital company functions. Arrow’s obligation to provide these IT services ends on March 1, 2014 although we are currently negotiating an extension to the Agreement. We plan to migrate to a new ERP platform prior to the termination of these services. To the extent we cannot timely complete this project, our business may suffer and we may incur significant additional costs.

Economic weakness and uncertainty could adversely affect our revenues and gross margins.

Our revenues and gross profit margins depend significantly on worldwide economic conditions, the demand for our products and services and the financial condition of our customers. Economic weakness and uncertainty have in the past resulted, and may result in the future, in decreased revenues and gross profit margins. Economic weakness and uncertainty also make it more difficult for us to forecast overall supply and demand with a great deal of confidence.

Our operating results during Fiscal 2012 show that the business has experienced a decline in sales volume, and there can be no assurance that we will experience a recovery in the near future; nor can there be any assurance that such worldwide economic volatility experienced recently will not continue.

Major disruptions to our logistics capability could have a material adverse impact on our operations.

Our global logistics services are operated through specialized and centralized distribution centers. We depend on third party transportation service providers for the delivery of products to our customers. A major interruption or disruption in service at one or more of our distribution centers for any reason (such as natural disasters, pandemics, or significant disruptions of services from our third party providers) could cause cancellations or delays in a significant number of shipments to customers and, as a result, could have a severe impact on our business, operations and financial performance.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2. Properties

We own three facilities and lease 27 facilities. We own our corporate facility and largest distribution center, which is located on approximately 96 acres in LaFox, Illinois and consists of approximately 242,000 square feet of manufacturing, warehouse, and office space. We maintain geographically diverse facilities because we believe this will limit market risk and exchange rate exposure. We consider our properties to be well maintained, in sound condition and repair, and adequate for our present needs. The extent of utilization varies from property to property and from time to time during the year.

Our facility locations, their primary use, and segments served are as follows:

Location	Leased/Owned	Use	Segment
Woodland Hills, California	Leased	Sales	EDG
Farmington, Connecticut	Leased	Sales	EDG
Fort Lauderdale, Florida	Leased	Sales	EDG
LaFox, Illinois *	Owned	Corporate/Sales/Distribution/Manufacturing	EDG/Canvys
Rockland, Massachusetts	Leased	Sales	EDG
Marlborough, Massachusetts	Leased	Sales/Distribution/Manufacturing	Canvys
Plymouth, Minnesota	Leased	Sales/Distribution/Manufacturing	Canvys
Long Beach, New York	Leased	Sales	EDG
Charlotte, North Carolina	Leased	Sales	EDG
Sao Paulo, Brazil	Leased	Sales/Distribution	EDG
Beijing, China	Leased	Sales	EDG
Shanghai, China	Leased	Sales/Distribution	EDG
Shenzhen, China	Leased	Sales	EDG
Colombes, France	Leased	Sales	EDG
Donaueschingen, Germany	Leased	Sales/Distribution/Manufacturing	Canvys
Puchheim, Germany	Leased	Sales	EDG
Noida, India	Leased	Sales	EDG
Florence, Italy	Owned	Sales	EDG
Milan, Italy	Leased	Sales	EDG
Tokyo, Japan	Leased	Sales	EDG
Mexico City, Mexico	Leased	Sales	EDG
Amsterdam, Netherlands	Leased	Sales/Distribution	EDG
Singapore, Singapore	Leased	Sales/Distribution	EDG
Seoul, South Korea	Leased	Sales	EDG
Madrid, Spain	Owned	Sales	EDG
Taipei, Taiwan	Leased	Sales	EDG/Canvys
Bangkok, Thailand	Leased	Sales/Distribution	EDG
Hook Hampshire, United Kingdom	Leased	Sales	EDG
Lincoln, United Kingdom	Leased	Sales	EDG/Canvys
Ho Chi Minh City, Vietnam	Leased	Sales	EDG

*	LaFox, Illinois is also the location of our corporate headquarters.

ITEM 3. Legal Proceedings

From time to time, we or our subsidiaries, are involved in legal actions that arise in the ordinary course of our business. While the outcome of these matters cannot be predicted with certainty, we do not believe that the outcome of any current claims, will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

PART II

ITEM 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Unregistered Sales of Equity Securities

None.

Share Repurchases

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Amount of Shares Purchased Under the Plans or Programs	Amounts Remaining Under the Share Repurchase Authorization
May 28, 2011					$16,324,326
May 29, 2011 - July 2, 2011	508,500	$13.30	508,500	$6,761,488	$9,562,838
July 3, 2011 - July 30, 2011 (1)	47,100	$13.49	47,100	$635,576	$33,927,263
July 31, 2011 - September 3, 2011	21,697	$13.52	21,697	$293,443	$33,633,820
September 4, 2011 - October 1, 2011	199,508	$13.52	199,508	$2,697,791	$30,936,029
October 2, 2011 - October 29, 2011	109,302	$13.40	109,302	$1,465,074	$29,470,955
October 30, 2011 - December 3, 2011	2,976	$11.99	2,976	$35,696	$29,435,259
December 4, 2011 - December 31, 2011	9,923	$12.01	9,923	$119,180	$29,316,079
January 1, 2012 - January 28, 2012	21,309	$11.99	21,309	$255,488	$29,060,591
January 29, 2012 - March 3, 2012	67,252	$12.19	67,252	$819,948	$28,240,643
March 4, 2012 - March 31, 2012	101,966	$12.17	101,966	$1,240,964	$26,999,679
April 1, 2012 - April 28, 2012	287,643	$12.00	287,643	$3,450,927	$23,548,752
April 29, 2012 - June 2, 2012	524,170	$11.86	524,170	$6,215,671	$17,333,081

(1)	On July 19, 2011, the Board of Directors authorized an additional $25.0 million of share repurchases.

Dividends

Our quarterly dividend was $0.05 per common share and $0.045 per Class B common share. Annual dividend payments for fiscal 2012 and fiscal 2011 were approximately $3.3 million and $1.9 million, respectively. All future payments of dividends are at the discretion of the Board of Directors. Dividend payments will depend on earnings, capital requirements, operating conditions, and such other factors that the Board may deem relevant. On July 25, 2012, the Board of Directors approved an increase to our quarterly dividend to $0.06 per common share.

Common Stock Information

Our common stock is traded on The NASDAQ Global Select Market (“NASDAQ”) under the trading symbol (“RELL”). There is no established public trading market for our Class B common stock. As of July 23, 2012, there were approximately 771 stockholders of record for the common stock and approximately 18 stockholders of record for the Class B common stock. The following table sets forth, for the periods indicated, the high and low closing sales price per share of RELL common stock as reported on the NASDAQ.

	2012		2011
Fiscal Quarter	High	Low	High	Low
First	$15.04	$12.83	$10.25	$8.00
Second	$14.50	$11.89	$12.93	$8.73
Third	$12.62	$11.99	$13.32	$10.60
Fourth	$12.70	$11.50	$13.82	$12.27

Performance Graph

The following graph compares the performance of our common stock for the periods indicated with the performance of the NASDAQ Composite Index, and NASDAQ Electronic Components Index. The graph assumes $100 invested on the last day of our fiscal year 2007, in our common stock, the NASDAQ Composite Index, and NASDAQ Electronic Components Index. Total return indices reflect reinvestment of dividends at the closing stock prices at the date of the dividend declaration.

ITEM 6. Selected Financial Data

Five-Year Financial Review

This information should be read in conjunction with our consolidated financial statements, accompanying notes, and Management’s

Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.

	Fiscal Year Ended (1)
	(in thousands, except per share amounts)
	June 2, 2012 (4)	May 28, 2011 (2) (4)	May 29, 2010 (4)	May 30, 2009 (4)	May 31, 2008 (3)(4)
Statements of Income
Net sales	$157,836	$158,867	$135,372	$141,190	$192,206
Continuing Operations
Income (loss) from continuing operations before tax	$7,656	$2,450	$(4,250)	$(27,043)	$(28,093)
Income tax provision (benefit)	(334)	468	(68)	600	(732)

Income (loss) from continuing operations	$7,990	$1,982	$(4,182)	$(27,643)	$(27,361)
Discontinued Operations
Income from discontinued operations	$536	$85,966	$20,277	$15,479	$18,890

Net income (loss)	$8,526	$87,948	$16,095	$(12,164)	$(8,471)

Per Share Data
Net income (loss) per Common share - Basic:
Income (loss) from continuing operations	$0.48	$0.11	$(0.24)	$(1.57)	$(1.56)
Income from discontinued operations	0.03	4.87	1.16	0.88	1.08

Total net income (loss) per Common share - Basic:	$0.51	$4.98	$0.92	$(0.69)	$(0.48)

Net income (loss) per Class B common share - Basic:
Income (loss) from continuing operations	$0.43	$0.10	$(0.21)	$(1.41)	$(1.40)
Income from discontinued operations	0.03	4.38	1.04	0.79	0.97

Total net income (loss) per Class B common share - Basic:	$0.46	$4.48	$0.83	$(0.62)	$(0.43)

Net income (loss) per Common share - Diluted:
Income (loss) from continuing operations	$0.47	$0.11	$(0.24)	$(1.57)	$(1.56)
Income from discontinued operations	0.03	4.72	1.16	0.88	1.08

Total net income (loss) per Common share - Diluted:	$0.50	$4.83	$0.92	$(0.69)	$(0.48)

Net income (loss) per Class B common share - Diluted:
Income (loss) from continuing operations	$0.43	$0.10	$(0.21)	$(1.41)	$(1.40)
Income from discontinued operations	0.03	4.32	1.04	0.79	0.97

Total net income (loss) per Class B common share - Diluted:	$0.46	$4.42	$0.83	$(0.62)	$(0.43)

Cash Dividend Data
Dividends per common share	$0.200	$0.110	$0.080	$0.080	$0.120
Dividends per Class B common share (5)	$0.180	$0.099	$0.072	$0.072	$0.108

Balance Sheet Data
Total assets	$231,423	$314,054	$234,815	$294,198	$286,235
Short-term debt	$—	$—	$19,517	$—	$—
Long-term debt	$—	$—	$—	$52,353	$55,683
Stockholders’ equity	$200,213	$222,047	$129,863	$222,039	$141,430

(1)	Our fiscal year ends on the Saturday nearest the end of May. Each of the fiscal years presented contain 52/53 weeks.
(2)	Fiscal 2011 has been restated to reflect a $2.1 million misstatement. See Footnote 3 for further information.
(3)	A goodwill impairment charge of $9.2 million, net of an income tax benefit of $2.3 million, was recorded during fiscal 2008. We recorded employee termination related charges of approximately $3.3 million during fiscal 2008, primarily relating to implementing a new business plan for Canvys. Canvys incurred inventory obsolescence charges during fiscal 2008 of $1.9 million.
(4)	Restated to reflect the Transaction.
(5)	The dividend per Class B common share is 90% of the dividend per Class A common share.

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

•

Results of Continuing Operations – an analysis and comparison of our consolidated results of operations for the fiscal years ended June 2, 2012, May 28, 2011, and May 29, 2010, as reflected in our consolidated statements of comprehensive income.

•

Liquidity, Financial Position, and Capital Resources – a discussion of our primary sources and uses of cash for the fiscal years ended June 2, 2012, May 28, 2011, and May 29, 2010, and a discussion of selected changes in our financial position.

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

On March 1, 2011, we completed the sale of the assets primarily used or held for use in, and certain liabilities of, our RFPD Division, as well as certain other Company assets, including our information technology assets, to Arrow in exchange for $238.8 million, which included an estimated pre-closing working capital adjustment of approximately $27.0 million. The final purchase price was subject to a post-closing working capital adjustment.

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

On September 5, 2011, we acquired the assets of Powerlink for approximately $2.3 million, including a working capital adjustment of $0.2 million related to payables of approximately $0.2 million that were paid by Powerlink prior to the close. This acquisition positions us to provide cost-effective service of microwave and power grid tube equipment for communications, industrial, military and medical users around the world.

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

We currently have operations in the following major geographic regions:

•	North America;

•	Asia/Pacific;

•	Europe; and

•	Latin America.

Results of Continuing Operations

Overview – Fiscal Year Ended June 2, 2012

•	Net sales for fiscal 2012 were $157.8 million, down 0.6%, compared to net sales of $158.9 million during fiscal 2011.

•	Gross margin as a percentage of net sales increased to 29.6% during fiscal 2012, compared to 29.0% during fiscal 2011.

•	Selling, general, and administrative expenses decreased to $40.6 million during fiscal 2012, compared to $43.3 million during fiscal 2011.

•	Operating income during fiscal 2012 was $6.3 million, compared to an operating income of $2.8 million during fiscal 2011.

•	Income from continuing operations during fiscal 2012 was $8.0 million, or $0.47 per diluted common share, versus income of $2.0 million, or $0.11 per diluted common share, during fiscal 2011.

•

Income from discontinued operations, net of tax, was $0.5 million, or $0.03 per diluted common share, during fiscal 2012 compared to $86.0 million, or $4.72 per diluted common share, during fiscal 2011.

•	Net income during fiscal 2012 was $8.5 million, or $0.50 per diluted common share, compared to net income of $87.9 million, or $4.83 per diluted common share, during fiscal 2011.

Net Sales and Gross Profit Analysis

During fiscal 2012 consolidated net sales decreased 0.6 % compared to fiscal 2011. Sales for Canvys grew by 0.2%, offset by a 1.0% decline in sales for EDG. Consolidated net sales during fiscal 2011 increased 17.4% compared to fiscal 2010, reflecting an increase in EDG sales of 31.4%, offset by a 7.5% decline in sales for Canvys.

Net sales by segment and percent change for fiscal 2012, 2011, and 2010 were as follows (in thousands):

Net Sales	FY 2012	FY 2011	FY 2010	FY12 vs. FY11 % Change	FY11 vs. FY10 % Change
EDG	$112,586	$113,715	$86,541	(1.0%)	31.4%
Canvys	45,250	45,152	48,831	0.2%	(7.5%)

Total	$157,836	$158,867	$135,372	(0.6%)	17.4%

Consolidated gross profit was $46.8 million during fiscal 2012, compared to $46.1 million during fiscal 2011. Consolidated gross margin as a percentage of net sales increased to 29.6% during fiscal 2012, from 29.0% during fiscal 2011. Gross margin during fiscal 2012 included expense related to inventory provisions for EDG and Canvys of $0.2 million and $0.2 million, respectively. Gross margin during fiscal 2011 included expense related to inventory provisions for EDG and Canvys of $0.7 million and $0.4 million, respectively.

Consolidated gross profit was $46.1 million during fiscal 2011, compared to $41.3 million during fiscal 2010. Consolidated gross margin as a percentage of net sales decreased to 29.0% during fiscal 2011, from 30.5% during fiscal 2010. Gross margin during fiscal 2011 included expense related to inventory provisions for EDG and Canvys of $0.7 million and $0.4 million, respectively. Gross margin during fiscal 2010 included expense related to inventory provisions for Canvys of $0.2 million.

Gross profit reflects the distribution and manufacturing product margin less manufacturing variances, inventory obsolescence charges, customer returns, scrap and cycle count adjustments, engineering costs, and other provisions.

Gross profit by segment and percent of segment net sales for fiscal 2012, 2011, and 2010 were as follows (in thousands):

Gross Profit	FY 2012		FY 2011		FY 2010
EDG	$34,626	30.8%	$35,020	30.8%	$28,721	33.2%
Canvys	12,155	26.9%	11,093	24.6%	12,563	25.7%

Total	$46,781	29.6%	$46,113	29.0%	$41,284	30.5%

Electron Device Group

Net sales for EDG decreased 1.0% to $112.6 million during fiscal 2012, from $113.7 million during fiscal 2011. Net sales of tubes decreased slightly to $90.1 million during fiscal 2012, as compared to $91.9 million during fiscal 2011, due primarily to declines in the broadcast and textile markets. Net sales of continuous wave magnetrons and related assemblies sold primarily into the semi-conductor fabrication market decreased to $22.1 million during fiscal 2012, as compared to $25.6 million during fiscal 2011. Gross margin as a percentage of net sales remained flat at 30.8% during fiscal 2012, as compared to 30.8% during fiscal 2011.

Net sales for EDG increased 31.4% to $113.7 million during fiscal 2011, from $86.5 million during fiscal 2010. The increase reflects incremental sales volume from a strategic distribution agreement and growing demand as our customers benefited from improving economic conditions. Net sales of tubes increased to $91.9 million during fiscal 2011, as compared to $71.3 million during fiscal 2010, due primarily to increased worldwide demand from industrial manufacturers, in addition to the sales volume from a strategic distribution agreement. Net sales of continuous wave magnetrons and value add assemblies sold primarily into the semi-conductor fabrication market increased to $25.6 million during fiscal 2011, as compared to $17.4 million during fiscal 2010. The semiconductor fabrication equipment industry, primarily in North America, continued to improve from the overall industry-wide decline experienced in fiscal 2009. Gross margin as a percentage of net sales decreased to 30.8% during fiscal 2011, as compared to 33.2% during fiscal 2010. This significant decline in gross margin percentage primarily reflects the lower-margin business under the terms of a strategic distribution agreement which began in March 2010. As the pricing commitments included in the strategic distribution agreement expire, we expect EDG’s gross margin percentage to improve.

Canvys

Canvys net sales increased 0.2% to $45.3 million during fiscal 2012, from $45.2 million during fiscal 2011. Sales increased in the North America original equipment manufacturer (“OEM”) market, while sales in Europe were down due to the effect of the economic crisis on German exports. Healthcare revenues were flat. Gross margin as a percentage of net sales increased to 26.9 % during fiscal 2012 as compared to 24.6% during fiscal 2011, due primarily to improved quoting procedures and project selection, and better control of inventory and expedited freight requirements. A warranty charge taken during the fourth quarter of fiscal 2012 relating to a customer specific project had a negative impact on our gross margin of 0.7%.

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

Sales by Geographic Area

On a geographic basis, our sales are categorized by destination to include: North America; Europe; Asia/Pacific; Latin America; and Other.

Net sales by geographic area and percent change for fiscal 2012, 2011, and 2010 were as follows (in thousands):

Net Sales	FY 2012	FY 2011	FY 2010	FY12 vs. FY11 % Change	FY11 vs. FY10 % Change
North America	$68,990	$67,646	$64,265	2.0%	5.3%
Asia/Pacific	25,588	26,354	20,943	(2.9%)	25.8%
Europe	52,039	54,040	40,800	(3.7%)	32.5%
Latin America	9,870	10,239	9,049	(3.6%)	13.2%
Other	1,349	588	315

Total	$157,836	$158,867	$135,372	(0.6%)	17.4%

Gross profit by geographic area and percent of geographic net sales for fiscal 2012, 2011, and 2010 were as follows (in thousands):

Gross Profit	FY 2012		FY 2011		FY 2010
North America	$21,640	31.4%	$19,873	29.4%	$17,927	27.9%
Asia/Pacific	9,061	35.4%	9,441	35.8%	7,550	36.1%
Europe	16,082	30.9%	14,356	26.6%	12,552	30.8%
Latin America	3,710	37.6%	4,093	40.0%	3,522	38.9%
Other	(3,712)		(1,650)		(267)

Total	$46,781	29.6%	$46,113	29.0%	$41,284	30.5%

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses (“SG&A”) decreased during fiscal 2012 to $40.6 million from $43.3 million during fiscal 2011. SG&A as a percentage of sales, from continuing operations, declined by 140 basis points to 25.8% during fiscal 2012 from 27.2% during fiscal 2011. The $2.7 million decrease includes a $0.1 million reduction of SG&A for EDG and a $2.8 million reduction of total company support function costs, due primarily to a reduction in headcount and professional services, partially offset by an increase of SG&A costs for Canvys of $0.2 million due primarily to an increase in bad debts from one customer, partially offset by a decrease in salary and severance..

SG&A increased slightly during fiscal 2011 to $43.3 million from $43.2 million during fiscal 2010. SG&A as a percentage of sales, from continuing operations, improved 470 basis points to 27.2% during fiscal 2011 from 31.9% during fiscal 2010. SG&A costs for EDG increased approximately $1.7 million primarily due to incremental costs associated with a strategic distribution agreement. SG&A costs for Canvys decreased by approximately $0.8 million due to headcount reductions. Support function costs decreased approximately $0.8 million which resulted from a $1.5 million decrease in employee related expenses due primarily to headcount reductions, partially offset by higher legal and operating expenses of $0.7 million.

Goodwill and Other Intangible Assets

Goodwill

Goodwill is initially recorded based on the premium paid for acquisitions and is subsequently tested for impairment. We test goodwill for impairment annually and whenever events or circumstances indicates an impairment may have occurred, such as a significant adverse change in the business climate, loss of key personnel or a decision to sell or dispose of a reporting unit. As of the fiscal year ended June 2, 2012, our goodwill balance was $1.3 million and represents the premium we paid for Powerlink during our second quarter of fiscal 2012.

During the fourth quarter of each fiscal year, our goodwill balances are reviewed for impairment using the last day of our third quarter as the measurement date. In accordance with ASC 350 “Intangibles—Goodwill and Other”, if indicators of impairment are deemed to be present, we would perform an interim impairment test and any resulting impairment loss would be charged to expense in the period identified.

During the fourth quarter of fiscal 2012, we adopted Accounting Standards Update (“ASU”) 2011-08 which allows for the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of an operating segment. We applied this qualitative approach to our EDG operating segment and concluded that indications of impairment were not present as of June 2, 2012. The qualitative factors considered included macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, and other relevant entity or reporting unit specific events.

Intangible Assets

Intangible assets are initially recorded at their fair market values determined on quoted market prices in active markets, if available, or recognized valuation models. Intangible assets that have finite useful lives are amortized on a straight-line basis over their useful lives.

Our intangible asset is the fair value that we determined for customer relationships acquired in connection with the acquisition of Powerlink during the second quarter of our fiscal year 2012. The fair value was based upon discounted cash flows that the customer relationships are expected to generate over the next twenty years.

(Gain) Loss on Disposal of Assets

Loss on disposal of assets from continuing operations was $0.1 million during fiscal 2012.

Other (Income) Expense

Other (income) expense was income of $1.4 million during fiscal 2012, compared with expense of $0.4 million during fiscal 2011. The change from expense to income during fiscal 2012, as compared to fiscal 2011, was due primarily to income from investments of $1.4 million. Foreign exchange was a gain of less than $0.1 million during fiscal 2012, as compared to a foreign exchange loss of $0.6 million during fiscal 2011. Our foreign exchange gains and losses are primarily due to the translation of U.S. currency we have in non-U.S. bank accounts. We currently do not utilize derivative instruments to mitigate our risk with respects to foreign currency. We carried no debt and had no redemptions during fiscal 2012, while fiscal 2011 included a loss of $0.1 million related to the redemption of our 7 3/4% convertible senior subordinated notes. Interest expense decreased to less than $0.1 million during fiscal 2012, as compared to $0.1 million during fiscal 2011, due to the full redemption of our convertible notes. See Note 8 “Debt” of the notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for additional discussion on the redemption of our short-term debt and interest expense.

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

Income Tax Provision (Benefit)

Our income tax benefit during fiscal year 2012 was $0.3 million. Our income tax provision for fiscal year 2011 was $0.5 million. During fiscal 2010, we had an income tax benefit of $0.1 million.

The effective income tax rates for continuing operations during fiscal 2012, 2011, and 2010, were (4.37%), 19.1%, and 1.6%, respectively. The difference between the effective tax rates as compared to the U.S. federal statutory rate of 34% during 2012 and 35% during fiscal 2011 and 2010, resulted from our geographical distribution of taxable income or losses, return to provision adjustments, the release of income tax reserves, and a change in the amount of foreign earnings considered to be permanently reinvested in foreign countries. There were no changes in judgment during the fiscal year end regarding the beginning-of-year valuation allowance which would require a benefit to be excluded from the annual effective tax rate and allocated to the interim period.

As of June 2, 2012, we had no domestic federal net operating loss (“NOL”) carryforwards as all NOL carryforwards were fully utilized in the prior year. Domestic state NOL carryforwards amounted to approximately $2.0 million primarily related to states where the utilization of NOLs have been suspended for the next two taxable years. Foreign NOL carryforwards totaled approximately $0.8 million with various or indefinite expiration dates. We also had no alternative minimum tax credit carryforward or foreign tax credit carryforwards as of June 2, 2012, as these attributes were also fully utilized in the prior year. Based on this, our future U.S. federal statutory tax rate is expected to be closer to 34%, our state effective tax rate is expected to be approximately 4.5%, and our foreign effective tax rate is expected to be approximately 26%.

Income taxes paid, including foreign estimated tax payments, were $35.5 million, $3.4 million, and $1.5 million during fiscal 2012, 2011, and 2010, respectively.

As of June 2, 2012, $44.5 million of cumulative positive earnings of some of our foreign subsidiaries are still considered permanently reinvested pursuant to ASC 740-30, Income Taxes – Other Considerations or Special Areas (“ASC 740-30”). Due to various tax attributes that are continuously changing, it is not practical to determine what, if any, tax liability might exist if such earnings were to be repatriated.

In the normal course of business, we are subject to examination by taxing authorities throughout the world. We are no longer subject to either U.S. federal, state or local, or non-U.S. tax examinations by tax authorities for years prior to fiscal 2005. Currently, we are under federal audit in the U.S. for fiscal years 2009 and 2010. The IRS has also verbally notified the company that the fiscal year 2011 tax return will be audited. Our primary foreign tax jurisdictions are China, Japan, Germany, Singapore, and the Netherlands. We have tax years open in Germany beginning in fiscal 2005; in Japan and the Netherlands beginning in fiscal 2007; in Singapore beginning in fiscal 2008; and in China beginning in calendar year 2007.

Discontinued Operations

Arrow Transaction

On March 1, 2011, we completed the sale of the assets primarily used or held for use in, and certain liabilities of, our RFPD division, as well as certain other Company assets, including our information technology assets, to Arrow in exchange for $238.8 million, which included an estimated pre-closing working capital adjustment of approximately $27.0 million. The final purchase price was subject to a post-closing working capital adjustment.

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

To help facilitate the transition of RFPD to Arrow, we agreed to provide certain transitional services to Arrow such as financial support services, warehouse services, and access to facilities in accordance with the terms of the Transition Services Agreement. Arrow also agreed to provide certain transitional services such as information technology services, warehouse services, and access to facilities and equipment in accordance with the terms of the Transition Services Agreement. The duration of the transitional services were less than one year from March 1, 2011, except for the information technology services which is three years. In addition, we entered into a Manufacturing Agreement with Arrow, in connection with the Transaction, for a term of three years. Pursuant to the Manufacturing Agreement, we agreed to manufacture certain products for Arrow.

The Transition Services Agreement, which commenced on March 1, 2011, and ended on March 1, 2012, allowed us to exert very limited influence over Arrow’s operating and financial policies. The continuing cash flows related to our Transition Services Agreement as well as the Manufacturing Agreement, are insignificant. We believe it is appropriate to include fees and associated costs with the Transition Services Agreement that relate to financial support, certain facilities, and certain warehouse services in discontinued operations as they relate specifically to RFPD. We further believe it is appropriate to treat the revenue and costs associated with the Manufacturing Agreement as discontinued operations as it relates specifically to RFPD.

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

Financial Summary – Discontinued Operations

Summary financial results for fiscal 2012, 2011, and 2010 are presented in the following table (in thousands):

	Fiscal 2012	Fiscal 2011	Fiscal 2010
Net sales	$2,984	$321,826	$356,475
Gross profit (loss)	(227)	66,718	76,727
Selling, general, and administrative expenses	509	44,575	53,830
Interest expense, net	—	387	2,718
Foreign exchange (gain) loss	43	(258)	—
Additional gain on sale	(266)	(111,432)	—
Income tax provision (benefit)	(1,049)	47,480	(98)
Income (loss) from discontinued operations, net of tax	536	85,966	20,277

In accordance with ASC 205-20, the allocation of interest expense to discontinued operations of other consolidated interest that is not directly attributable to or related to other operations of the entity is permitted but not required. The consolidated interest that cannot be attributed to other operations of the entity is allocated based on the ratio of net assets to be sold or discontinued to the total consolidated net assets. We appropriately allocated approximately $0.4 million and $2.7 million of interest expense to discontinued operations for fiscal 2011 and 2010, respectively, using the ratio of net assets that we sold or that became discontinued to total assets. There was no interest expense incurred to allocate to discontinued operations for fiscal 2012.

Assets and liabilities classified as discontinued operations on our consolidated balance sheets as of June 2, 2012, and May 28, 2011, include the following (in thousands):

	June 2, 2012	May 28, 2011
Accounts receivable	$—	$2,356
Inventories	503	1,152
Prepaid expenses and other assets	11	110
Current deferred income taxes	—	400

Discontinued operations - Assets	$514	$4,018

Accrued liabilities (1) (3)	253	15,897
Long-term income tax liabilities (2)	1,361	1,622

Discontinued operations - Liabilities	$1,614	$17,519

(1)	Included in Accrued Liabilities as of June 2, 2012, is $0.2 million of other accrued liabilities primarily related to professional legal and tax services.
(2)	Included in long-term income tax liabilities-non-current as of June 2, 2012, is the reserve for uncertain tax positions of $1.4 million.
(3)	Accrued liabilities as of May 28, 2011, includes $11.7 million due to Arrow, which includes a $4.2 million proposed purchase price adjustment, $6.0 million for receivables collected by the Company on behalf of Arrow, and vacation and pension funds of $1.5 million in connection with the transaction. There is also approximately $5.1 million of other accrued liabilities including severance and success bonuses recorded in connection with the Transaction, as well as $2.1 million related to income taxes. These amounts are partially offset by approximately $3.0 million owed to the Company from Arrow in connection with the Transaction which consists of fees of for transition services, facility lease deposits, severance costs, and indirect taxes.

In accordance with ASC 230, Statement of Cash Flows, entities are permitted but not required to separately disclose, either in the statement of cash flows or footnotes to the financial statements, cash flows pertaining to discontinued operations. Entities that do not present separate operating cash flow information related to discontinued operations must do so consistently for all periods presented, which may include periods long after the sale or liquidation of the operation. We did not have cash balances that were specific to RFPD and elected not to present separate cash flows from discontinued operations on our statement of cash flows.

LIQUIDITY, FINANCIAL POSITION, AND CAPITAL RESOURCES

Our growth and cash needs have been primarily financed through income from operations, and, we anticipate that cash flow from operating activities will continue to be a source of cash. While net income will significantly decline as a result of the sale, our working capital investment and capital spending requirements will also significantly decline.

Cash and cash equivalents were $43.9 million at June 2, 2012. In addition, CD’s and time deposits classified as short-term investments were $105.0 million and long-term investments were $10.7 million, including equity securities of $0.4 million. Cash and investments at June 2, 2012, consisted of $94.3 million in North America, $20.7 million in Europe, $0.7 million in Latin America, and $43.5 million in Asia/Pacific.

At May 28, 2011, cash and cash equivalents were $171.0 million. CD’s and time deposits classified as short-term investments were $52.1 million and long-term investments were $16.7 million, including equity securities of $0.4 million. Cash and investments at May 28, 2011, consisted of $157.5 million in North America, $36.6 million in Europe, $1.0 million in Latin America, and $44.7 million in Asia/Pacific.

While net income has significantly declined as a result of the Transaction, our working capital investment and capital spending requirements have also significantly declined.

Cash Flows from Discontinued Operations

In accordance with ASC 230, Statement of Cash Flows, entities are permitted but not required to separately disclose, either in the statement of cash flows or footnotes to the financial statements, cash flows pertaining to discontinued operations. Entities that do not present separate operating cash flows information related to discontinued operations must do so consistently for all periods presented, which may include periods long after the sale or liquidation of the operation. We did not have cash balances that were specific to RFPD and elected not to present separate cash flows from discontinued operations on our statement of cash flows.

We believe we will continue to have sufficient liquidity to fund our future growth strategies for our remaining business.

Cash Flows from Operating Activities

Cash flows used in operating activities, including our discontinued operations, during fiscal 2012 was $48.7 million. The $48.7 million use of cash primarily relates to a $50.1 million use of cash related to accrued liabilities, of which $40.1 million related to taxes paid, a $6.6 million use of cash related to an income tax receivable, and a $4.9 million use of cash from inventory, offset by a source of cash related to decreases in prepaid expense and other assets of $5.1 million and $4.1 million in accounts receivable.

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

Cash Flows from Investing Activities

Net cash used in investing activities, including our discontinued operations, of $49.4 million during fiscal 2012, was due primarily to the purchase of Powerlink of $2.3 million, and the purchase of $423.6 million in time deposits and CDs, offset by proceeds from time deposits and CDs of $376.6 million.

Net cash provided by investing activities, including our discontinued operations, of $160.0 million during fiscal 2011, was due primarily to proceeds from the sale of RFPD of $229.0 million and proceeds of $776.5 million from time deposits and CDs, partially offset by the purchase of $884.9 million in time deposits and CDs, and capital expenditures of $0.5 million for information technology projects and building improvements.

Cash Flows from Financing Activities

Net cash used in financing activities, including our discontinued operations, of $26.6 million during fiscal 2012 was due primarily to the repurchase of common stock of $24.0 million, and $3.3 million in cash dividends paid, partially offset by proceeds from the issuance of common stock of $0.8 million.

Net cash used in financing activities, including our discontinued operations, of $24.5 million during fiscal 2011 was due primarily to the repayment of our short-term debt of $19.5 million, $8.8 million for the repurchase of common stock, and $1.9 million in cash dividends paid, partially offset by proceeds from the issuance of common stock of $5.4 million, and a$0.3 million tax benefit from stock option exercises.

Dividend payments during fiscal 2012 were approximately $3.3 million. All future payments of dividends are at the discretion of the Board of Directors. Dividend payments will depend on earnings, capital requirements, operating conditions, and such other factors that the Board may deem relevant.

As of June 2, 2012, there were no amounts outstanding under the revolving credit agreement, as we paid down the $22.0 million outstanding balance, plus accrued and unpaid interest during fiscal 2011, and terminated the agreement on February 28, 2011. On June 11, 2010, we redeemed all $19.5 million of the aggregate outstanding principal amount of our 7 3/4% Notes, at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest. See Note 8 “Debt” of our consolidated financial statements for further discussion on the redemption.

Contractual Obligations

Contractual obligations by expiration period are presented in the table below as of June 2, 2012 (in thousands):

	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
Lease obligations (1)	$507	$304	$2,251	$—	$3,062
IT services (2)	—	3,277	—	—	3,277

Total	$507	$3,581	$2,251	$—	$6,339

(1)	Lease obligations are related to certain warehouse and office facilities under non-cancelable operating leases.
(2)	IT services are related to the Transaction.

We believe that existing sources of liquidity, including current cash, will provide sufficient resources to meet known capital requirements and working capital needs for the fiscal year ending June 1, 2013.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management continuously evaluates its critical accounting policies and estimates, including the allowance for doubtful accounts, revenue recognition, inventory obsolescence, loss contingencies, and income taxes. Management bases the estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances, however, actual results could differ from those estimates.

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

Allowance for Doubtful Accounts

Our allowance for doubtful accounts includes estimated losses that result from uncollectible receivables. The estimates are influenced by the following: continuing credit evaluation of customers’ financial conditions; aging of receivables, individually and in the aggregate; a large number of customers which are widely dispersed across geographic areas; collectability and delinquency history by geographic area; and the fact that no single customer accounts for more than 10% of net sales. Significant changes in one or more of these considerations may require adjustments affecting net income and net carrying value of accounts receivable. The allowance for doubtful accounts was approximately $1.1 million and $0.4 million as of June 2, 2012, and May 28, 2011, respectively.

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

Inventories

Our worldwide inventories are stated at the lower of cost or market, generally using a weighted-average cost method. Our inventories included $31.8 million of finished goods and $2.9 million of raw materials and work-in-progress.

Provisions for obsolete or slow moving inventories are recorded based upon regular analysis of stock rotation privileges, obsolescence, the exiting of certain market segments, and assumptions about future demand and market conditions. If future demand, changes in the industry, or market conditions differ from management’s estimates, additional provisions may be necessary.

We recorded provisions to our inventory reserves of $0.4 million, $1.1 million, and $0.2 million during fiscal 2012, 2011, and 2010, respectively, which were included in cost of sales. The provisions were principally for obsolete and slow moving parts. The parts were written down to estimated realizable value.

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

During September 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment, (“ASU Update No. 2011-08). ASU Update No. 2011-08 is intended to simplify how entities, both public and nonpublic, test goodwill for impairment. ASU Update No. 2011-08 permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, Intangibles - Goodwill and Other. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. ASU Update No. 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment test performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made for issuance. We adopted ASU Update No. 2011-08 during our fourth quarter of fiscal 2012 and the adoption did not have a material impact on our financial results.

During May 2011, the FASB issued ASC Update No. 2011-05, Comprehensive Income: Presentation of Comprehensive Income, (“ASC Update No. 2011-05”). This amends the FASB Accounting Standards Codification to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with the total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU Update No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU Update No. 2011-05 should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim period within those years, beginning after December 15, 2011, and as such, we adopted ASC Update No. 2011-05 during our third quarter of fiscal 2012.

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

Our foreign denominated assets and liabilities are cash, accounts receivable, inventory, accounts payable, and intercompany receivables and payables, as we conduct business in countries of the European Union, Asia/Pacific and, to a lesser extent, Canada and Latin America. We could manage foreign exchange exposures by using currency clauses in sales contracts, local debt to offset asset exposures, and forward contracts to hedge significant transactions. We have not entered into any forward contracts in fiscal 2012, fiscal 2011, or fiscal 2010.

Had the U.S. dollar changed unfavorably 10% against various foreign currencies, foreign denominated net sales would have been lower by an estimated $15.8 million during fiscal 2012 and an estimated $15.9 million during fiscal 2011. Total assets would have declined by an estimated $26.7 million as of the fiscal year ended June 2, 2012, and an estimated $29.4 million as of the fiscal year ended May 28, 2011, while the total liabilities would have decreased by an estimated $0.5 million as of the fiscal year ended June 2, 2012, and an estimated $1.5 million as of the fiscal year ended May 28, 2011.

The interpretation and analysis of these disclosures should not be considered in isolation since such variances in interest rates and exchanges rates would likely influence other economic factors. Such factors, which are not readily quantifiable, would likely also affect our operations.

ITEM 8. Financial Statements and Supplementary Data

Richardson Electronics, Ltd.

Consolidated Balance Sheets

(in thousands, except per share amounts)

	June 2, 2012	May 28, 2011
Assets
Current assets:
Cash and cash equivalents	$43,893	$170,975
Accounts receivable, less allowance of $1,058 and $438	19,727	22,374
Inventories	34,675	30,853
Prepaid expenses and other assets	806	5,768
Deferred income taxes	2,095	2,084
Income tax receivable	6,572	—
Investments - current	105,009	52,116
Discontinued operations - assets	514	4,018

Total current assets	213,291	288,188

Non-current assets:
Property, plant and equipment, net	4,375	5,216
Goodwill	1,261	—
Other Intangibles	355
Non-current deferred income taxes	1,458	3,994
Investments - non-current	10,683	16,656

Total non-current assets	18,132	25,866

Total assets	$231,423	$314,054

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,611	$17,814
Accrued liabilities	8,466	43,719
Discontinued operations - liabilities	253	15,897

Total current liabilities	21,330	77,430

Non-current liabilities:
Long-term income tax liabilities	7,306	12,568
Other non-current liabilities	1,213	387
Discontinued operations - non-current liabilities	1,361	1,622

Total non-current liabilities	9,880	14,577

Total liabilities	31,210	92,007

Commitments and contingencies	—	—

Stockholders’ equity
Common stock, $0.05 par value; issued 13,074 shares at June 2, 2012, and 14,921 shares at May 28, 2011	654	746
Class B common stock, convertible, $0.05 par value; issued 2,920 shares at June 2, 2012, and 2,952 shares at May 28, 2011	146	147
Preferred stock, $1.00 par value, no shares issued	—	—
Additional paid-in-capital	88,217	112,179
Common stock in treasury, at cost, 18 shares at June 2, 2012, and 112 shares at May 28, 2011	(216)	(1,493)
Retained earnings	104,139	98,927
Accumulated other comprehensive income	7,273	11,541

Total stockholders’ equity	200,213	222,047

Total liabilities and stockholders’ equity	$231,423	$314,054

Richardson Electronics, Ltd.

Consolidated Statements of Comprehensive Income

(in thousands, except per share amounts)

	Fiscal Year Ended
	June 2, 2012	May 28, 2011	May 29 2010
Statements of Income
Net sales	$157,836	$158,867	$135,372
Cost of sales	111,055	112,754	94,088

Gross profit	46,781	46,113	41,284
Selling, general, and administrative expenses	40,603	43,255	43,183
Loss (gain) on disposal of assets	(77)	12	20

Operating income (loss)	6,255	2,846	(1,919)

Other (income) expense:
Interest expense	1	141	1,176
Investment income	(1,387)	(369)	(34)
Foreign exchange (gain) loss	(5)	607	1,116
Loss on retirement of short-term debt	—	60	203
Other, net	(10)	(43)	(130)

Total other (income) expense	(1,401)	396	2,331

Income (loss) from continuing operations before income taxes	7,656	2,450	(4,250)
Income tax provision (benefit)	(334)	468	(68)

Income (loss) from continuing operations	7,990	1,982	(4,182)
Income from discontinued operations, net of tax	536	85,966	20,277

Net income	$8,526	$87,948	$16,095

Net income per Common share - Basic:
Income (loss) from continuing operations	$0.48	$0.11	$(0.24)
Income from discontinued operations	0.03	4.87	1.16

Total net income (loss) per Common share - Basic:	$0.51	$4.98	$0.92

Net income per Class B common share - Basic:
Income (loss) from continuing operations	$0.43	$0.10	$(0.21)
Income from discontinued operations	0.03	4.38	1.04

Total net income (loss) per Class B common share - Basic:	$0.46	$4.48	$0.83

Net income per Common share - Diluted:
Income (loss) from continuing operations	$0.47	$0.11	$(0.24)
Income from discontinued operations	0.03	4.72	1.16

Total net income (loss) per Common share - Diluted:	$0.50	$4.83	$0.92

Net income per Class B common share - Diluted:
Income (loss) from continuing operations	$0.43	$0.10	$(0.21)
Income from discontinued operations	0.03	4.32	1.04

Total net income (loss) per Class B common share - Diluted:	$0.46	$4.42	$0.83

Weighted average number of shares:
Common shares - Basic	14,025	14,926	14,766

Class B common shares - Basic	2,941	3,019	3,048

Common shares - Diluted	17,118	18,203	14,766

Class B common shares - Diluted	2,941	3,019	3,048

Dividends per common share	$0.200	$0.110	$0.080

Dividends per Class B common share	$0.180	$0.099	$0.072

Other Comprehensive Income
Foreign currency translation gain (loss), net of tax	(4,227)	7,988	(2,663)
Fair value adjustments on investments	(40)	64	(7)

Comprehensive Income	$4,259	$96,000	$13,425

Richardson Electronics, Ltd.

Consolidated Statements of Cash Flows

(in thousands)

	Fiscal Year Ended
	June 2, 2012	May 28, 2011	May 29, 2010
Operating activities:
Net income	$8,526	$87,948	$16,095
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Pre-tax gain on sale of RFPD	—	(111,432)	—
Depreciation and amortization	1,112	1,964	4,052
Inventory provisions	512	1,926	1,260
Settlement from SSD transaction	—	—	1,173
Loss on retirement of short-term debt	—	60	204
Gain on sale of investments	—	(6)	(35)
(Gain) Loss on disposal of assets	(77)	(11)	19
Income tax receivable	(6,572)	—	—
Stock compensation expense	481	1,188	657
Deferred income taxes	2,855	252	(146)
Accounts receivable	4,112	(6,611)	(8,002)
Inventories	(4,941)	(17,491)	444
Prepaid expenses	5,058	(6,108)	556
Accounts payable	(4,712)	2,043	9,070
Accrued liabilities	(50,115)	37,612	663
Long-term income tax liabilities	(5,205)	12,091	(1,298)
Other	243	(1,291)	(416)

Net cash provided by operating activities	(48,723)	2,134	24,296

Investing activities:
Cash consideration paid for acquired business	(2,291)	—	—
Capital expenditures	(218)	(533)	(1,332)
Settlement from SSD transaction	—	—	(1,000)
Proceeds from sale of assets	25	3	6
Proceeds from sale of RFPD, less costs to sell	—	228,973	—
Proceeds from maturity of investments	376,633	776,541	—
Purchases of investments	(423,585)	(844,907)	—
Proceeds from sales of available-for-sale securities	208	186	186
Purchases of available-for-sale securities	(208)	(186)	(186)
Other	39	(64)	7

Net cash provided by (used in) investing activities	(49,397)	160,013	(2,319)

Financing activities:
Proceeds from borrowings	—	181,800	45,100
Payments on debt	—	(181,800)	(45,100)
Payments on retirement of short-term debt	—	(19,517)	(32,807)
Repurchase of common stock	(23,991)	(8,838)	(2,192)
Proceeds from issuance of common stock	807	5,434	680
Tax benefit from stock option exercises	—	346	—
Cash dividends paid	(3,315)	(1,946)	(1,399)
Other	(75)	—	(1)

Net cash used in financing activities	(26,574)	(24,521)	(35,719)

Effect of exchange rate changes on cash and cash equivalents	(2,388)	4,311	(1,107)

Increase (decrease) in cash and cash equivalents	(127,082)	141,937	(14,849)
Cash and cash equivalents at beginning of period	170,975	29,038	43,887

Cash and cash equivalents at end of period	$43,893	$170,975	$29,038

Supplemental Disclosure of Cash Flow Information:
Cash paid during the fiscal year for:
Interest	$1	$1,229	$5,001
Income taxes	$40,143	$3,356	$1,468

Richardson Electronics, Ltd.

Consolidated Statement of Stockholders’ Equity

(in thousands)

	Common	Class B Common	Par Value	Additional Paid In Capital	Common Stock in Treasury	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance May 30, 2009:	15,930	3,048	$949	$120,370	$(6,310)	$(2,475)	$6,159	$118,693
Comprehensive income
Net income	—	—	—	—	—	16,095	—	16,095
Foreign currency translation	—	—	—	—	—	—	(2,663)	(2,663)
Fair value adjustments on investments	—	—	—	—	—	—	(7)	(7)
Comprehensive income

Share - based compensation:
Non-vested restricted stock	—	—	—	29	—	—	—	29
Stock options	—	—	—	628	(11)	—	—	617
Common stock:
Employee stock option grant	—	—	5	5	—	—	—	10
Options Exercised	99	—	—	670	—	—	—	670
ESOP transfer	—	—	—	—	10	—	—	10
Repurchase of common stock	—	—	—	—	(2,192)	—	—	(2,192)
Dividends paid to:
Common ($0.08 per share)	—	—	—	(594)	—	(585)	—	(1,179)
Class B ($0.072 per share)	—	—	—	(110)	—	(110)	—	(220)

Balance May 29, 2010:	16,029	3,048	$954	$120,998	$(8,503)	$12,925	$3,489	$129,863

Comprehensive income
Net income	—	—	—	—	—	87,948	—	87,948
Foreign currency translation	—	—	—	—	—	—	7,988	7,988
Fair value adjustments on investments	—	—	—	—	—	—	64	64
Comprehensive income

Share - based compensation:
Non-vested restricted stock	—	—	—	11	—	—	—	11
Stock options	—	—	—	1,177	—	—	—	1,177
Common stock:
Employee stock option grant	1	—	—	5	—	—	—	5
Options Exercised	700	—	34	5,741	—	—	—	5,775
Converted Class B to Common	96	(96)	—	—	—	—	—	—
Repurchase of common stock	—	—	—	—	(8,837)	—	—	(8,837)
Treasury stock	(1,905)	—	(95)	(15,753)	15,847	—	—	(1)
Dividends paid to:
Common ($0.11 per share)	—	—	—	—	—	(1,647)	—	(1,647)
Class B ($0.099 per share)	—	—	—	—	—	(299)	—	(299)

Balance May 28, 2011:	14,921	2,952	$893	$112,179	$(1,493)	$98,927	$11,541	$222,047

Comprehensive income
Net income	—	—	—	—	—	8,526	—	8,526
Foreign currency translation	—	—	—	—	—	—	(4,227)	(4,227)
Fair value adjustments on investments	—	—	—	—	—	—	(40)	(40)
Comprehensive income

Share - based compensation:
Stock options	—	—	—	481	—	—	—	481
Common stock:
Options Exercised	121	—	5	799	(79)	—	—	725
Converted Class B to Common	—	(32)	—	—	—	—	—	—
Repurchase of common stock	—	—	—	—	(23,991)	—	—	(23,991)
Treasury stock	(2,000)	—	(100)	(25,242)	25,347	—	—	5
Other	32	—	2	—	—	1	(1)	2
Dividends paid to:
Common ($0.20 per share)	—	—	—	—	—	(2,787)	—	(2,787)
Class B ($0.18 per share)	—	—	—	—	—	(528)	—	(528)

Balance June 2, 2012:	13,074	2,920	$800	$88,217	$(216)	$104,139	$7,273	$200,213

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

The consolidated balance sheets for the fiscal year ended May 28, 2011, and our consolidated statements of comprehensive income for the years’ ended May 28, 2011, and May 29, 2010, have been restated to reflect the Transaction. Refer to Note 5 “Discontinued Operations” of our notes to our consolidated financial statements for additional discussion on the sale of RFPD.

Our financial statements for the fiscal year ended May 28, 2011, have been restated to reflect a misstatement. Refer to Note 3 “Restatement” of our notes to our consolidated financial statements for additional discussion on this misstatement.

Our fiscal year 2012 began on May 29, 2011, and ended on June 2, 2012. Unless otherwise noted, all references to a particular year in this document shall mean our fiscal year.

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

We have performed an analysis of this error using both the rollover and iron curtain methods and have concluded that this error is material to our current period’s financial statements and immaterial to fiscal 2011 financial statements. Accordingly, we restated our fiscal 2011 financial statements to correct the error in this Form 10-K. This error did not impact the financial statements prior to fiscal 2011, as the NOL was fully reserved prior to the fourth quarter of fiscal 2011.

During fiscal 2012, the effect on retained earnings and net income were as follows (in thousands):

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

4. SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates: The preparation of financial statements in conformity with GAAP requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management continuously evaluates its critical accounting policies and estimates, including the allowance for doubtful accounts, revenue recognition, inventory obsolescence, loss contingencies and income taxes. Management bases the estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances, however, actual results could differ from those estimates.

Fair Values of Financial Instruments: The fair values of financial instruments are determined based on quoted market prices and market interest rates as of the end of the reporting period. Our financial instruments include investments, accounts receivable, accounts payable, and accrued liabilities. The fair values of these financial instruments were not materially different from their carrying values at June 2, 2012, and May 28, 2011.

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

Allowance for Doubtful Accounts: Our allowance for doubtful accounts includes estimated losses that result from uncollectible receivables. The estimates are influenced by the following: continuing credit evaluation of customers’ financial conditions; aging of receivables, individually and in the aggregate; a large number of customers which are widely dispersed across geographic areas; collectability and delinquency history by geographic area; and the fact that no single customer accounts for more than 10% of net sales. Significant changes in one or more of these considerations may require adjustments affecting net income and net carrying value of accounts receivable. The allowance for doubtful accounts was approximately $1.1 million as of June 2, 2012, and $0.4 million as of May 28, 2011.

Goodwill and Other Intangible Assets: Goodwill is initially recorded based on the premium paid for acquisitions and is subsequently tested for impairment. We test goodwill for impairment annually and whenever events or circumstances indicates an impairment may have occurred, such as a significant adverse change in the business climate, loss of key personnel or a decision to sell or dispose of a reporting unit. As of the fiscal year ended June 2, 2012, our goodwill balance was $1.3 million and represents the premium we paid for Powerlink during our second quarter of fiscal 2012.

During the fourth quarter of each fiscal year, our goodwill balances are reviewed for impairment using the last day of our third quarter as the measurement date. In accordance with ASC 350 “Intangibles—Goodwill and Other”, if indicators of impairment are deemed to be present, we would perform an interim impairment test and any resulting impairment loss would be charged to expense in the period identified.

During the fourth quarter of fiscal 2012, we adopted Accounting Standards Update (“ASU”) 2011-08 which allows for the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of an operating segment. We applied this qualitative approach to our EDG operating segment and concluded that indications of impairment were not present as of June 2, 2012. The qualitative factors considered included macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, and other relevant entity or reporting unit specific events.

Intangible assets are initially recorded at their fair market values determined on quoted market prices in active markets, if available, or recognized valuation models. Intangible assets that have finite useful lives are amortized on a straight-line basis over their useful lives.

Our intangible asset is the fair value that we determined for customer relationships acquired in connection with the acquisition of Powerlink during the second quarter of our fiscal year 2012. The fair value was based upon discounted cash flows that the customer relationships are expected to generate over the next twenty years.

Inventories: Our worldwide inventories are stated at the lower of cost or market, generally using a weighted-average cost method. Our inventories include $31.8 million of finished goods and $2.9 million of raw materials and work-in-progress.

Property, Plant and Equipment: Property, plant and equipment are stated at cost, net of accumulated depreciation. Improvements and replacements are capitalized while expenditures for maintenance and repairs are charged to expense as incurred. Provisions for depreciation are computed using the straight-line method over the estimated useful life of the asset. Depreciation expense was approximately $1.1 million, $1.2 million, and $1.4 million during fiscal 2012, 2011, and 2010, respectively. Property, plant and equipment consist of the following (in thousands):

	June 2, 2012	May 28, 2011
Land and improvements	$1,447	$1,388
Buildings and improvements	18,394	18,515
Computer and communications equipment	1,698	1,651
Machinery and other equipment	4,772	4,904

	26,311	26,458
Accumulated depreciation	(21,936)	(21,242)

Property, plant, and equipment, net	$4,375	$5,216

Supplemental disclosure information of the estimated useful life of the asset:

Land improvements	10 years
Buildings and improvements	10 - 30 years
Computer and communications equipment	3 - 10 years
Machinery and other equipment	3 - 10 years

Investments: During fiscal 2012, we invested in time deposits and certificate of deposits (“CD”) in the amount of $115.3 million. Of this, $105.0 million mature in less than twelve months and $10.3 million mature in greater than twelve months. The fair value of these investments is the face value of each time deposit and CD.

We also have investments in equity securities, all of which are classified as available-for-sale and are carried at their fair value based on quoted market prices. Our investments, which are included in non-current investments, had a carrying amount of $0.4 million at June 2, 2012, and at May 28, 2011. Proceeds from the sale of securities were $0.2 million during fiscal 2012, fiscal 2011, and fiscal 2010. We reinvested proceeds from the sale of securities, and the cost of the equity securities sold was based on a specific identification method. Gross realized gains and losses on those sales were less than $0.1 million during fiscal 2012, fiscal 2011, and fiscal 2010. Net unrealized holding losses during fiscal 2012, fiscal 2011, and fiscal 2010 were $0.1 million or less, and have been included in accumulated comprehensive income (loss) during its respective fiscal year.

Accrued Liabilities: Accrued liabilities consist of the following (in thousands):

	June 2, 2012	May 28, 2011
Compensation and payroll taxes	$3,442	$4,330
Income taxes	1,196	31,659
Professional fees	603	623
Other accrued expenses	3,225	7,107

Accrued Liabilities	$8,466	$43,719

Warranties: We offer warranties for the limited number of specific products we manufacture. We also provide extended warranties for some products we sell that lengthen the period of coverage specified in the manufacturer’s original warranty. Our warranty terms generally range from one to three years.

We estimate the cost to perform under the warranty obligation and recognize this estimated cost at the time of the related product sale. We record expense related to our warranty obligations as cost of sales in our consolidated statements of comprehensive income. Each quarter, we assess actual warranty costs incurred on a product-by-product basis and compare the warranty costs to our estimated warranty obligation. With respect to new products, estimates are based generally on knowledge of the products, the extended warranty period, and warranty experience.

Warranty reserves are established for costs that are expected to be incurred after the sale and delivery of products under warranty. Warranty reserves are included in accrued liabilities on our consolidated balance sheets. The warranty reserves are determined based on known product failures, historical experience, and other available evidence.

Changes in the warranty reserve during fiscal 2012 and 2011 were as follows (in thousands):

Warranty Reserve
Balance at May 29, 2010	$138
Accruals for products sold	341
Utilization	(322)
Adjustment	(26)
Foreign exchange	7

Balance at May 28, 2011	$138
Accruals for products sold	328
Utilization	(305)
Adjustment	(10)
Foreign exchange	(3)

Balance at June 2, 2012	$148

Other Non-Current Liabilities: Other non-current liabilities of $1.2 million at June 2, 2012, and $0.4 million at May 28, 2011, primarily represent retirement obligations in various non-US locations.

Foreign Currency Translation: Balance sheet items for our foreign entities, included in our consolidated balance sheet are translated into U.S. dollars at end-of-period spot rates. Gains and losses resulting from translation of foreign subsidiary financial statements are credited or charged directly to accumulated other comprehensive income/(loss), a component of stockholders’ equity. Revenues and expenses are translated at the current rate on the date of the transaction. Gains and losses resulting from foreign currency transactions are included in income. Foreign currency translation reflected in our consolidated statements of comprehensive income was a gain of less than $0.1 million during fiscal 2012, a loss of $0.6 million during fiscal 2011, and a loss of $1.1 million during fiscal 2010.

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

Discontinued Operations: In accordance with ASC 205-20, Presentation of Financial Statements- Discontinued Operations (“ASC 205-20”), we reported the financial results of RFPD as a discontinued operation. Refer to Note 5 “Discontinued Operations” of our notes to our consolidated financial statements for additional discussion on the sale of RFPD.

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

Share-Based Compensation: We measure and recognize compensation cost at fair value for all share-based payments, including stock options. We estimate fair value using the Black-Scholes option-pricing model, which requires assumptions such as expected volatility, risk-free interest rate, expected life, and dividends. Compensation cost is recognized using a graded-vesting schedule over the applicable vesting period, or date on which retirement eligibility is achieved, if shorter (non-substantive vesting period approach). Share-based compensation expense totaled approximately $0.5 million during fiscal 2012, $1.2 million during fiscal 2011, and $0.6 million during fiscal 2010.

Stock options granted to members of the Board of Directors generally vest immediately and stock options granted to employees generally vest over a period of five years and have contractual terms to exercise of 10 years. A summary of stock option activity is as follows (in thousands, except option prices and years):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding at May 30, 2009	1,673	$8.38
Granted	303	5.67
Exercised	(98)	6.88
Forfeited	(42)	6.30
Cancelled	(153)	7.70

Options outstanding at May 29, 2010	1,683	$8.09
Granted	209	12.94
Exercised	(699)	7.77
Forfeited	(114)	5.99
Cancelled	(196)	13.69

Options outstanding at May 28, 2011	883	$8.51
Granted	140	12.87
Exercised	(121)	6.68
Forfeited	(62)	8.91
Cancelled	(74)	7.92

Options outstanding at June 2, 2012	766	$9.52	6.9	$2,026

Options vested at June 2, 2012	329	$8.66	5.0	$1,028

There were 121,000 stock options exercised during fiscal 2012, with cash received of $0.8 million. The total intrinsic value of options exercised totaled $0.6 million during fiscal 2012, $2.8 million during fiscal 2011, and $0.3 million during fiscal 2010. The weighted average fair value of stock option grants was $5.83 during fiscal 2012, $6.72 during fiscal 2011, and $2.81 during fiscal 2010. As of June 2, 2012, total unrecognized compensation costs related to unvested stock options was approximately $1.7 million which is expected to be recognized over the remaining weighted average period of five years. The total grant date fair value of stock options vested during fiscal 2012 was $0.8 million.

The fair value of stock options is estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	June 2, 2012	May 28, 2011	May 29, 2010
Expected volatility	53.91%	54.56%	55.99%
Risk-free interest rate	1.52%	2.73%	2.85%
Expected lives (years)	6.29	6.32	6.38
Annual cash dividend	$0.20	$0.11	$0.08

The expected volatility assumptions are based on historical experience. The risk-free interest rate is based on the yield of a treasury note with a remaining term equal to the expected life of the stock option.

The expected stock option life assumption is based on the Securities and Exchange Commission’s (“SEC”) guidance in Staff Accounting Bulletin (“SAB”) No. 107 (“SAB No. 107”). On December 21, 2007, the SEC issued SAB No. 110 stating that they will continue to accept SAB No. 107, past the original expiration date of December 31, 2007. For stock options granted during fiscal years 2012, 2011, and 2010, we believe that our historical stock option experience does not provide a reasonable basis upon which to estimate expected term. We utilized the Safe Harbor option, or Simplified Method, to determine the expected term of these options in accordance with SAB No. 107 for options granted. We intend to continue to utilize the Simplified Method for future grants in accordance with SAB No. 110 until such time that we believe that our historical stock option experience will provide a reasonable basis to estimate an expected term.

The following table summarizes information about stock options outstanding at June 2, 2012 (in thousands, except option prices and years):

	Outstanding				Vested
Exercise Price Range	Shares	Price	Life	Aggregate Intrinsic Value	Shares	Price	Life	Aggregate Intrinsic Value
$3.46 to $5.67	236	$5.43	7.0	$1,438	85	$5.36	7.0	$521
$7.06 to $12.11	257	$9.26	5.2	$588	194	$8.92	4.2	$507
$12.95 to $13.76	273	$13.30	8.3	$—	50	$13.23	4.7	$—

Total	766	$9.52	6.9	$2,026	329	$8.66	5.0	$1,028

A summary of restricted stock award transactions was as follows (in thousands):

Shares
Unvested at May 30, 2009	8
Granted	—
Vested	(4)
Cancelled	—

Unvested at May 29, 2010	4
Granted	—
Vested	(4)
Cancelled	—

Unvested at May 28, 2011	—
Granted	—
Vested	—
Cancelled	—

Unvested at June 2, 2012	—

There were no stock awards issued in fiscal 2012. Compensation effects arising from issuing stock awards in fiscal 2012 and fiscal 2011, have been charged against income and recorded as additional paid-in-capital in the consolidated statements of stockholder’s equity and were immaterial.

The Employees’ 2011 Incentive Compensation Plan authorizes the issuance of up to 750,000 shares as incentive stock options, non-qualified stock options, or stock awards. Under this plan, 655,000 shares are reserved for future issuance. The Plan authorizes the granting of stock options at the fair market value at the date of grant. Generally, these options become exercisable over five years and expire up to 10 years from the date of grant.

On June 16, 2005, our Board of Directors adopted the 2006 Stock Option Plan for Non-Employee Directors which authorizes the issuance of up to 400,000 shares as non-qualified stock options. Under this plan, 185,000 shares of common stock have been reserved for future issuances relating to stock options exercisable based on the passage of time. Each option is exercisable over a period of time from its date of grant at the market value on the grant date and expires after 10 years. This plan replaces the 1996 Stock Option Plan for Non-Employee Directors which was terminated on June 16, 2005.

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

Diluted earnings per share is calculated by dividing net income, adjusted for interest savings, net of tax, on assumed conversion of convertible debentures and notes, by the actual shares outstanding and share equivalents that would arise from the exercise of stock options, certain restricted stock awards, and the assumed conversion of convertible debentures and notes when dilutive. For fiscal 2010, the assumed conversion and the effect of the interest savings of our 7 3/4% Notes were excluded because their inclusion would have been anti-dilutive.

For fiscal 2010, the weighted-average number of shares used to calculate diluted earnings per share is equal to the basic weighted average shares due to the loss from continuing operations during these periods.

The per share amounts presented in the consolidated statements of comprehensive income are based on the following (amounts in thousands, except per share amounts):

			For the Fiscal Year Ended
	June 2, 2012		May 28, 2011		May 29, 2010
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Numerator for Basic and Diluted EPS:
Income (loss) from continuing operations	$7,990	$7,990	$1,982	$1,982	$(4,182)	$(4,182)
Less dividends:
Common stock	2,787	2,787	1,647	1,647	1,179	1,179
Class B common stock	528	528	299	299	220	220

Undistributed earnings (losses)	$4,675	$4,675	$36	$36	$(5,581)	$(5,581)

Common stock undistributed earnings (losses)	$3,933	$3,939	$30	$31	$(4,707)	$(4,707)
Class B common stock undistributed earnings (losses)	742	736	6	5	(874)	(874)

Total undistributed earnings (losses)	$4,675	$4,675	$36	$36	$(5,581)	$(5,581)

Income from discontinued operations	$536	$536	$85,966	$85,966	$20,277	$20,277
Less dividends:
Common stock	2,787	2,787	1,647	1,647	1,179	1,179
Class B common stock	528	528	299	299	220	220

Undistributed earnings (losses)	$(2,779)	$(2,779)	$84,020	$84,020	$18,878	$18,878

Common stock undistributed earnings (losses)	$(2,338)	$(2,342)	$71,081	$71,267	$15,920	$15,920
Class B common stock undistributed earnings (losses)	(441)	(437)	12,939	12,753	2,958	2,958

Total undistributed earnings (losses)	$(2,779)	$(2,779)	$84,020	$84,020	$18,878	$18,878

Net income	$8,526	$8,526	$87,948	$87,948	$16,095	$16,095
Less dividends:
Common stock	2,787	2,787	1,647	1,647	1,179	1,179
Class B common stock	528	528	299	299	220	220

Undistributed earnings	$5,211	$5,211	$86,002	$86,002	$14,696	$14,696

Common stock undistributed earnings	$4,384	$4,391	$72,757	$72,948	$12,394	$12,394
Class B common stock undistributed earnings	827	820	13,245	13,054	2,302	2,302

Total undistributed earnings	$5,211	$5,211	$86,002	$86,002	$14,696	$14,696

Denominator for basic and diluted EPS:
Common stock weighted average shares	14,025	14,025	14,926	14,926	14,766	14,766

Class B common stock weighted average shares, and shares under if-converted method for diluted EPS	2,941	2,941	3,019	3,019	3,048	3,048

Effect of dilutive securities
Dilutive stock options		152		258		—
Denominator for diluted EPS adjusted for weighted average shares and assumed conversions		17,118		18,203		17,814

Income (loss) from continuing operations per share:
Common stock	$0.48	$0.47	$0.11	$0.11	$(0.24)	$(0.24)

Class B common stock	$0.43	$0.43	$0.10	$0.10	$(0.21)	$(0.21)

Income from discontinued operations per share:
Common stock	$0.03	$0.03	$4.87	$4.72	$1.16	$1.16

Class B common stock	$0.03	$0.03	$4.38	$4.32	$1.04	$1.04

Net income per share:
Common stock	$0.51	$0.50	$4.98	$4.83	$0.92	$0.92

Class B common stock	$0.46	$0.46	$4.48	$4.42	$0.83	$0.83

Note: Common stock options that were anti-dilutive and not included in diluted earnings per common share for fiscal 2012, fiscal 2011, and fiscal 2010 were 272,864, 237,064, and 339,714 respectively.

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

During September 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment, (“ASU Update No. 2011-08). ASU Update No. 2011-08 is intended to simplify how entities, both public and nonpublic, test goodwill for impairment. ASU Update No. 2011-08 permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, Intangibles - Goodwill and Other. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. ASU Update No. 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment test performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made for issuance. We adopted ASU Update No. 2011-08 during our fourth quarter of fiscal 2012 and the adoption did not have a material impact on our financial results.

During May 2011, the FASB issued ASC Update No. 2011-05, Comprehensive Income: Presentation of Comprehensive Income, (“ASC Update No. 2011-05”). This amends the FASB Accounting Standards Codification to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with the total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU Update No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU Update No. 2011-05 should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim period within those years, beginning after December 15, 2011, and as such, we adopted ASC Update No. 2011-05 during our third quarter of fiscal 2012.

5. DISCONTINUED OPERATIONS

Arrow Transaction

On March 1, 2011, we completed the sale of the assets primarily used or held for use in, and certain liabilities of, our RFPD division, as well as certain other Company assets, including our information technology assets, to Arrow in exchange for $238.8 million, which included an estimated pre-closing working capital adjustment of approximately $27.0 million. The final purchase price was subject to a post-closing working capital adjustment.

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

To help facilitate the transition of RFPD to Arrow, we agreed to provide certain transitional services to Arrow such as financial support services, warehouse services, and access to facilities in accordance with the terms of the Transition Services Agreement. Arrow also agreed to provide certain transitional services such as information technology services, warehouse services, and access to facilities and equipment in accordance with the terms of the Transition Services Agreement. The duration of the transitional services were less than one year from March 1, 2011, except for the information technology services which is three years. In addition, we entered into a Manufacturing Agreement with Arrow, in connection with the Transaction, for a term of three years. Pursuant to the Manufacturing Agreement, we agreed to manufacture certain products for Arrow.

The Transition Services Agreement, which commenced on March 1, 2011, and ended on March 1, 2012, allowed us to exert very limited influence over Arrow’s operating and financial policies. The continuing cash flows related to our Transition Services Agreement as well as the Manufacturing Agreement, are insignificant. We believe it is appropriate to include fees and associated costs with the Transition Services Agreement that relate to financial support, certain facilities, and certain warehouse services in discontinued operations as they relate specifically to RFPD. We further believe it is appropriate to treat the revenue and costs associated with the Manufacturing Agreement as discontinued operations as it relates specifically to RFPD.

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

Financial Summary – Discontinued Operations

Summary financial results for fiscal 2012, 2011, and 2010 are presented in the following table (in thousands):

	Fiscal 2012	Fiscal 2011	Fiscal 2010
Net sales	$2,984	$321,826	$356,475
Gross profit (loss)	(227)	66,718	76,727
Selling, general, and administrative expenses	509	44,575	53,830
Interest expense, net	—	387	2,718
Foreign exchange (gain) loss	43	(258)	—
Additional gain on sale	(266)	(111,432)	—
Income tax provision (benefit)	(1,049)	47,480	(98)
Income (loss) from discontinued operations, net of tax	536	85,966	20,277

In accordance with ASC 205-20, the allocation of interest expense to discontinued operations of other consolidated interest that is not directly attributable to or related to other operations of the entity is permitted but not required. The consolidated interest that cannot be attributed to other operations of the entity is allocated based on the ratio of net assets to be sold or discontinued to the total consolidated net assets. We appropriately allocated approximately $0.4 million and $2.7 million of interest expense to discontinued operations for fiscal 2011 and 2010, respectively, using the ratio of net assets that we sold or that became discontinued to total assets. There was no interest expense incurred to allocate to discontinued operations for fiscal 2012.

Assets and liabilities classified as discontinued operations on our consolidated balance sheets as of June 2, 2012, and May 28, 2011, include the following (in thousands):

	June 2, 2012	May 28, 2011
Accounts receivable	$—	$2,356
Inventories	503	1,152
Prepaid expenses and other assets	11	110
Current deferred income taxes	—	400

Discontinued operations - Assets	$514	$4,018

Accrued liabilities (1) (3)	253	15,897
Long-term income tax liabilities (2)	1,361	1,622

Discontinued operations - Liabilities	$1,614	$17,519

(1)	Included in Accrued Liabilities as of June 2, 2012, is $0.2 million of other accrued liabilities primarily related to professional legal and tax services.
(2)	Included in long-term income tax liabilities-non-current as of June 2, 2012, is the reserve for uncertain tax positions of $1.4 million.
(3)	Accrued liabilities as of May 28, 2011, includes $11.7 million due to Arrow, which includes a $4.2 million proposed purchase price adjustment, $6.0 million for receivables collected by the Company on behalf of Arrow, and vacation and pension funds of $1.5 million in connection with the transaction. There is also approximately $5.1 million of other accrued liabilities including severance and success bonuses recorded in connection with the Transaction, as well as $2.1 million related to income taxes. These amounts are partially offset by approximately $3.0 million owed to the Company from Arrow in connection with the Transaction which consists of fees for transition services, facility lease deposits, severance costs, and indirect taxes.

In accordance with ASC 230, Statement of Cash Flows, entities are permitted but not required to separately disclose, either in the statement of cash flows or footnotes to the financial statements, cash flows pertaining to discontinued operations. Entities that do not present separate operating cash flow information related to discontinued operations must do so consistently for all periods presented, which may include periods long after the sale or liquidation of the operation. We did not have cash balances that were specific to RFPD and elected not to present separate cash flows from discontinued operations on our statement of cash flows.

6. ACQUISITION OF POWERLINK

On September 5, 2011, we acquired the assets of Powerlink Specialist Electronics Support Limited (“Powerlink”) for approximately $2.3 million, including a working capital adjustment of $0.2 million related to payables of approximately $0.2 million that were paid by Powerlink prior to the close. Powerlink, a UK-based technical service company with locations in London and Dubai, services traveling wave tube (“TWT”) amplifiers and related equipment for the Satellite Communications market throughout Europe and the Middle East. Powerlink generated revenues of approximately $1.5 million during the last nine months of fiscal 2012. This acquisition positions us to provide cost-effective service of microwave and power grid tube equipment for communications, industrial, military and medical users around the world.

The allocation of the final purchase price, recorded during fiscal year 2012, included $0.4 million of trade receivables, $0.2 million of inventory, $0.4 million of other intangibles, and $1.3 million of goodwill. The goodwill represents the excess of purchase price over the fair market value of the identifiable net assets we acquired. Pro forma financial information is not presented due to immateriality.

7. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is initially recorded based on the premium paid for acquisitions and is subsequently tested for impairment. We test goodwill for impairment annually and whenever events or circumstances indicates an impairment may be occurred, such as a significant adverse change in the business climate, loss of key personnel, or a decision to sell or dispose of a reporting unit. As of the fiscal year ended June 2, 2012, our goodwill balance was $1.3 million and represents the premium we paid for Powerlink during our second quarter of fiscal 2012.

During the fourth quarter of each fiscal year, our goodwill balances are reviewed for impairment using the last day of our third quarter as the measurement date. In accordance with ASC 350 “Intangibles—Goodwill and Other”, if indicators of impairment are deemed to be present, we would perform an interim impairment test and any resulting impairment loss would be charged to expense in the period identified.

During the fourth quarter of fiscal 2012, we early adopted Accounting Standards Update (“ASU”) 2011-08, which allows for the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of an operating segment. We applied this qualitative approach to our EDG operating segment and concluded that indications of impairment were not present as of June 2, 2012. The qualitative factors considered included macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, and other relevant entity or reporting until specific events.

Intangible assets are initially recorded at their fair market values determined on quoted market prices in active markets, if available, or recognized valuation models. Intangible assets that have finite useful lives are amortized on a straight-line basis over their useful lives.

Our intangible asset is the fair value we assigned to customer relationships acquired in connection with the acquisition of Powerlink during the second quarter of our fiscal year 2012.

Intangible assets subject to amortization as well as amortization expense are as follows (in thousands):

	Intangible Assets Subject to Amortization as of
	June 2, 2012	May 28, 2011
Gross Amounts:
Customer Relationship	$363	$—

Total Gross Amounts	$363	$—

Accumulated Amortization:
Customer Relationship	$8	$—

Total Accumulated Amortization	$8	$—

The amortization expense associated with the intangible assets subject to amortization for the next five years is presented in the following table (in thousands) :

Fiscal Year	Amortization Expense
2013	$92
2014	$43
2015	$37
2016	$31
2017	$18
Thereafter	$134

The weighted average number of years of amortization expense remaining is 19.25.

8. DISPOSAL OF ASSETS

Loss on disposal of assets, from continuing operations, was $0.1 million during fiscal 2012.

9. DEBT

Credit Agreement

As of June 2, 2012, there were no amounts outstanding under the revolving credit agreement, as we paid down the $22.0 million outstanding balance, plus accrued and unpaid interest during fiscal 2011, and terminated the agreement on February 28, 2011.

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

10. LEASE OBLIGATIONS, OTHER COMMITMENTS, AND CONTINGENCIES

We lease certain warehouse and office facilities and office equipment under non-cancelable operating leases. Rent expense from continuing operations for fiscal 2012, 2011, and 2010 was $1.6 million, $2.7 million, and $2.5 million, respectively. Under the terms of the Transaction, Arrow assumed many of our facility leases and we are sub-leasing space from Arrow. Our future lease commitments for minimum rentals, including common area maintenance charges and property taxes during the next five years have been adjusted to reflect the Transaction as follows (in thousands):

Fiscal Year	Payments
2013	$1,220
2014	$684
2015	$668
2016	$419
2017	$70
Thereafter	$—

11. INCOME TAXES

The components of income (loss) before income taxes are (in thousands):

	Fiscal Year Ended
	June 2, 2012	May 28, 2011	May 29, 2010
United States	$982	$(947)	$(7,084)
Foreign	6,675	3,397	2,834

Income (loss) before income taxes	$7,657	$2,450	$(4,250)

The provision for income taxes differs from income taxes computed at the federal statutory tax rate of 34% during fiscal 2012 and 35% during fiscal 2011 and 2010 as a result of the following items (in thousands):

	Fiscal Year Ended
	June 2, 2012	May 28, 2011	May 29, 2010
Federal statutory rate	34.0%	35.0%	35.0%
Effect of:
State income taxes, net of federal tax benefit	.04	(1.4)	4.0
Foreign income inclusion		16.9	—
Foreign taxes at other rates	(17.45)	(13.0)	11.42
Permanent tax differences	6.29	(3.9)	—
Tax reserves	(1.56)	(14.5)	8.77
APB 23	(25.37)
Net increase (decrease) in valuation allowance for deferred tax assets		—	(56.72)
Other	(0.32)	—	(0.87)

Effective tax rate	(4.37)%	19.1%	1.6%

The effective income tax rates for continuing operations during fiscal 2012, 2011, and 2010, were (4.37%), 19.1%, and 1.6%, respectively. The difference between the effective tax rates as compared to the U.S.

federal statutory rate of 34% during fiscal 2012 and 35% during fiscal 2011 and 2010, primarily results from our geographical distribution of taxable income or losses, return to provision adjustments, the release of ASC-740 income tax reserves, and a change in the amount of foreign earnings considered to be permanently reinvested. There were no changes in judgment during the fiscal year end regarding the beginning-of-year valuation allowance which would require a benefit to be excluded from the annual effective tax rate and allocated to the interim period.

The provision (benefit) for income taxes consists of the following (in thousands):

	Fiscal Year Ended
	June 2, 2012	May 28, 2011	May 29, 2010
Current:
Federal	$950	$(282)	$37
State	2	(39)	—
Foreign	1,156	789	(98)

Total current	2,108	468	(61)

Deferred:
Federal	(2,392)	—	—
State	—	—	—
Foreign	50	—	(7)

Total deferred	(2,442)	—	(7)

Income tax provision (benefit)	$(334)	$468	$(68)

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Our deferred tax assets and liabilities reflect continuing operations as of June 2, 2012 and May 28, 2011. Significant components are as follows (in thousands):

	June 2, 2012	May 28, 2011
Deferred tax assets:
NOL carryforwards – foreign and domestic	$2,827	$2,865
Inventory valuation	1,031	1,464
Goodwill – impaired assets	1,442	2,128
Alternative minimum tax credit carryforward		—
Foreign tax credits		—
Severance reserve	151	159
Foreign capital loss	4,373	—
Other	2,656	2,252

Subtotal	12,480	8,868
Valuation allowance – foreign and domestic	(7,068)	(2,790)

Net deferred tax assets after valuation allowance	5,413	6,078

Deferred tax liabilities:
Accelerated depreciation	(312)	(474)
Tax on Undistributed Earnings	(7,622)	(11,344)
Other	(799)	(260)

Subtotal	(8,734)	(12,078)

Net deferred tax assets(liabilities)	$(3,321)	$(6,000)

Supplemental disclosure of deferred tax asset(liabilities)
information:
Domestic	$(2,458)	$(6,487)
Foreign	$6,204	$3,227

As of June 2, 2012, we had no domestic federal net operating loss (“NOL”) carryforwards as all NOL carryforwards were fully utilized in the prior year. Domestic state NOL carryforwards amounted to approximately $2.0 million primarily related to states where the utilization of NOLs have been suspended for the next two taxable years. Foreign NOL carryforwards totaled approximately $0.8 million with various or indefinite expiration dates. We also had no alternative minimum tax credit carryforward or foreign tax credit carryforwards as of June 2, 2012 as these attributes were also fully utilized in the prior year. Based on this, our future U.S. federal statutory tax rate is expected to be closer to 34%, our state effective tax rate is expected to be approximately 4.5%, and our foreign effective tax rate is expected to be approximately 26%.

Income taxes paid, including foreign estimated tax payments, were $40.1 million, $3.4 million, and $1.5 million during fiscal 2012, 2011, and 2010, respectively.

As of June 2, 2012, $44.5 million of cumulative positive earnings of some of our foreign subsidiaries are still considered permanently reinvested pursuant to ASC 740-30, Income Taxes – Other Considerations or Special Areas (“ASC 740-30”). Due to various tax attributes that are continuously changing, it is not practical to determine what, if any, tax liability might exist if such earnings were to be repatriated.

In the normal course of business, we are subject to examination by taxing authorities throughout the world. We are no longer subject to either U.S. federal, state or local, or non-U.S. tax examinations by tax authorities for years prior to fiscal 2005. Currently, we are under federal audit in the U.S. for fiscal years 2009 and 2010. Based on the recent commencement of the audit, no tax matters have arisen that would result in material adjustments. The IRS has also verbally notified the company that the fiscal year 2011 tax return will be audited. Our primary foreign tax jurisdictions are China, Japan, Germany, Singapore, and the Netherlands. We have tax years open in Germany beginning in fiscal 2005; in Japan and the Netherlands beginning in fiscal 2007; in Singapore beginning in fiscal 2008; and in China beginning in calendar year 2007.

The uncertain tax positions as of June 2, 2012, and May 28, 2011, totaled $1.8 million and $2.0 million, respectively. Unrecognized tax benefits of $1.8 million would affect our effective tax rate if recognized. The following table summarizes the activity related to the unrecognized tax benefits (in thousands):

	June 2, 2012	May 28, 2011
Unrecognized tax benefits, beginning of period	$2,034	$3,272
Increase(decrease) due to currency translation	(36)	94
Increase in positions taken in prior period	—	404
Decrease in positions taken in prior period	—	(1,424)
Increase in positions taken in current period	—	85
Decreases in positions due to settlements	—	(250)
Decrease related to the expiration of statute of limitations	(248)	(147)

Unrecognized tax benefits, end of period	$1,750	$2,034

Unrecognized tax benefits for continuing and discontinued operations are as follows (in thousands):

	June 2, 2012	May 28, 2011
Continuing operations	$358	$534
Discontinued operations	1,392	1,500

	$1,750	$2,034

We record penalties and interest relating to uncertain tax positions in the income tax expense line item within the consolidated statements of operations and comprehensive income (loss). As of June 2, 2012 and May 28, 2011, we recorded a liability for interest and penalties of $0.1 million and $0.1 million, respectively.

It is reasonably possible that there will be a change in the unrecognized tax benefits, excluding interest and penalties, in the range of $0 to approximately $0.3 million due to the expiration of various statutes of limitations within the next 12 months.

12. EMPLOYEE BENEFIT PLANS

Employee Stock Purchase Plan: The Employee Stock Purchase Plan (“ESPP”) provides substantially all employees an opportunity to purchase our common stock at 85% of the stock price at the end of the fiscal year. At June 2, 2012, the ESPP had no shares reserved for future issuance. The ESPP was not offered to our employees for fiscal 2012 or 2011.

Employee Profit Sharing Plan: The employee profit sharing plan is a defined contribution profit sharing plan for employees. Annual contributions in cash are made at the discretion of the Board of Directors. The profit sharing plan has a 401(k) provision whereby we match 50% of employee contributions up to 4.0% of pay. Charges to expense for matching contributions to this plan were $0.2 million during fiscal 2012. In fiscal 2011, the Company elected not to match employee contributions as a result of the weakening global economy. However; in fiscal 2011, the Board of Directors elected to make a discretionary contribution to the 401(k) plan in recognition of the successful completion of the Transaction in the amount of $0.4 million.

Foreign employees are covered by a variety of government mandated programs.

13. SEGMENT AND GEOGRAPHIC INFORMATION

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

The CEO evaluates performance and allocates resources primarily based on the gross profit of each segment.

Operating results by segment are summarized in the following table (in thousands):

	Fiscal Year Ended
EDG	June 2, 2012	May 28, 2011	May 29, 2010
Net Sales	$112,586	$113,715	$86,541
Gross Profit	$34,626	$35,020	$28,721

Canvys
Net Sales	$45,250	$45,152	$48,831
Gross Profit	$12,155	$11,093	$12,563

A reconciliation of assets to the relevant consolidated amount is as follows (in thousands):

	June 2, 2012	May 28, 2011
Segment assets	$54,768	$51,464
Cash	43,893	170,975
Investments - current	105,009	52,116
Other current assets (1)	10,723	9,615
Net property	4,375	5,216
Investments - non-current	10,683	16,656
Other assets (2)	1,458	3,994
Assets of discontinued operations (3)	514	4,018

Total assets	$231,423	$314,054

(1)	Other current assets include miscellaneous receivables, prepaid expenses, and current deferred income taxes.
(2)	Other assets primarily include non-current deferred income taxes.
(3)	See Footnote 5 - Discontinued Operations.

Geographic net sales information is primarily grouped by customer destination into five areas: North America; Asia/Pacific; Europe; Latin America; and Other.

Net sales and gross profit by geographic region are summarized in the following table (in thousands):

	Fiscal Year Ended
	June 2, 2012	May 28, 2011	May 29 2010
Net Sales
North America	$68,990	$67,646	$64,265
Asia/Pacific	25,588	26,354	20,943
Europe	52,039	54,040	40,800
Latin America	9,870	10,239	9,049
Other	1,349	588	315

Total	$157,836	$158,867	$135,372

Gross Profit
North America	$21,640	$19,873	$17,927
Asia/Pacific	9,061	9,441	7,550
Europe	16,082	14,356	12,552
Latin America	3,710	4,093	3,522
Other	(3,712)	(1,650)	(267)

Total	$46,781	$46,113	$41,284

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

14. LITIGATION

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

15. FAIR VALUE MEASUREMENTS

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

As of June 2, 2012, we held investments that are required to be measured at fair value on a recurring basis. Our investments consist of time deposits and CDs, which face value is equal to fair value, and equity securities of publicly traded companies for which market prices are readily available.

Investments measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of June 2, 2012 and May 28, 2011, were as follows (in thousands):

	Level 1	Level 2	Level 3
June 2, 2012
Time deposits/CDs	$115,318	$—	$—
Equity securities	374	—	—

Total	$115,692	$—	$—

May 28, 2011
Time deposits/CDs	$68,366	$—	$—
Equity securities	406	—	—

Total	$68,772	$—	$—

16. VALUATION AND QUALIFYING ACCOUNTS

The following table presents the valuation and qualifying account activity for fiscal year ended June 2, 2012, May 28, 2011, and May 29, 2010, (in thousands):

Description	Balance at beginning of period	Charged to expense		Deductions		Balance at end of period
Year ended June 2, 2012
Allowance for doubtful accounts	$438	$638	(1)	$18	(2)	$1,058
Inventory provisions	$4,519	$445	(3)	$1,988	(4)	$2,976
Warranty reserves	$138	$328		$318		$148

Year ended May 28, 2011
Allowance for doubtful accounts	$369	$318	(1)	$249	(2)	$438
Inventory provisions	$11,050	$1,055	(3)	$7,586	(4)	$4,519
Warranty reserves	$138	$341		$341		$138

Year ended May 29, 2010
Allowance for doubtful accounts	$1,093	$(521	) (1)	$203	(2)	$369
Inventory provisions	$15,558	$208	(3)	$4,716	(4)	$11,050
Warranty reserves	$227	$463		$552		$138

Notes:

(1)	Charges to bad debt expense
(2)	Uncollectible amounts written off, net of recoveries and foreign currency translation. Fiscal 2012 included write-offs of $0.3 million.
(3)	Charges to cost of sales. Included in fiscal 2012 are inventory write-downs of $0.2 million for EDG and $0.2 million for Canvys. Included in fiscal 2011 are inventory write-downs of $0.7 million for EDG and $0.4 million for Canvys. Included in fiscal 2010 are inventory write-downs of $0.2 million for Canvys.
(4)	Inventory disposed of or sold, net of foreign currency translation.

17. SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

Description	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2012
Net sales	$41,511	$39,138	$38,330	$38,857
Gross profit	12,702	11,690	11,297	11,092
Income from continuing operations	1,029	1,629	1,591	3,741
Income (loss) from discontinued operations	2,602	(799)	(252)	(1,015)
Net income	3,631	830	1,339	2,726

Income from continuing operations
Common stock - basic	$0.06	$0.10	$0.10	$0.23
Class B common stock - basic	$0.05	$0.09	$0.09	$0.21
Common stock - diluted	$0.06	$0.09	$0.09	$0.22
Class B common stock - diluted	$0.05	$0.09	$0.09	$0.21

Income (loss) from discontinued operations
Common stock - basic	$0.15	$(0.05)	$(0.02)	$(0.06)
Class B common stock - basic	$0.14	$(0.04)	$(0.01)	$(0.06)
Common stock - diluted	$0.15	$(0.05)	$(0.01)	$(0.06)
Class B common stock - diluted	$0.14	$(0.04)	$(0.01)	$(0.06)

Net income
Common stock - basic	$0.21	$0.05	$0.08	$0.17
Class B common stock - basic	$0.19	$0.05	$0.08	$0.15
Common stock - diluted	$0.21	$0.04	$0.08	$0.16
Class B common stock - diluted	$0.19	$0.05	$0.08	$0.15

Fiscal 2011
Net sales	$37,510	$40,980	$39,653	$40,724
Gross profit	11,391	11,795	11,557	11,370
Income from continuing operations	453	168	230	1,131
Income from discontinued operations	7,923	7,291	7,987	62,765
Net income	8,376	7,459	8,217	63,896

Income from continuing operations
Common stock - basic	$0.03	$0.01	$0.01	$0.06
Class B common stock - basic	$0.02	$0.01	$0.01	$0.06
Common stock - diluted	$0.03	$0.01	$0.01	$0.06
Class B common stock - diluted	$0.02	$0.01	$0.01	$0.06

Income from discontinued operations
Common stock - basic	$0.46	$0.42	$0.45	$3.51
Class B common stock - basic	$0.41	$0.38	$0.40	$3.16
Common stock - diluted	$0.45	$0.40	$0.43	$3.42
Class B common stock - diluted	$0.41	$0.37	$0.40	$3.13

Net income
Common stock - basic	$0.49	$0.43	$0.46	$3.57
Class B common stock - basic	$0.43	$0.39	$0.41	$3.22
Common stock - diluted	$0.48	$0.41	$0.44	$3.48
Class B common stock - diluted	$0.43	$0.38	$0.41	$3.19

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Richardson Electronics, Ltd.:

We have audited the accompanying consolidated balance sheets of Richardson Electronics, Ltd. as of June 2, 2012 and May 28, 2011, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended June 2, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Richardson Electronics, Ltd. at June 2, 2012 and May 28, 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 2, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Richardson Electronics Ltd’s internal control over financial reporting as of June 2, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 27, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois July 27, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Richardson Electronics, Ltd.:

We have audited Richardson Electronics Ltd.’s, internal control over financial reporting as of June 2, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Richardson Electronics Ltd.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Richardson Electronics, Ltd. maintained, in all material respects, effective internal control over financial reporting as of June 2, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Richardson Electronics, Ltd. as of June 2, 2012 and May 28, 2011, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended June 2, 2012 of Richardson Electronics, Ltd., and our report dated July 27, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Chicago, IL July 27, 2012

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 2, 2012. Disclosure controls and procedures are intended to provide reasonable assurance that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 2, 2012.

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

Under the supervision of the Chief Executive Officer and Chief Financial Officer, management conducted an assessment of the effectiveness of our internal control over financial reporting as of June 2, 2012, based on the framework in the Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that assessment, management has concluded that the Company’s internal control over financial reporting was effective as of June 2, 2012.

Management’s assessment of the effectiveness of our internal control over financial reporting as of June 2, 2012, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

ITEM 9B. OTHER INFORMATION

None

Results of Operation and Financial Condition and Declaration of Dividend

On July 26, 2012, we issued a press release reporting results for our fourth quarter and fiscal year ended June 2, 2012, and the declaration of a cash dividend. A copy of the press release is furnished as Exhibit 99.1 to this Form 10-K and incorporated by reference herein.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Information concerning directors and executive officers of the registrant will be contained in our Proxy Statement to be issued in connection with our Annual Meeting of Stockholders scheduled to be held on October  9, 2012, and is incorporated herein by reference.

ITEM 11. Executive Compensation

Information concerning executive compensation will be contained in our Proxy Statement to be issued in connection with our Annual Meeting of Stockholders scheduled to be held on October 9, 2012, and is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management will be contained in our Proxy Statement to be issued in connection with our Annual Meeting of Stockholders scheduled to be held on October 9, 2012, and is incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth information as of June 2, 2012, with respect to compensation plans under which equity securities are authorized for issuance:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Per Share Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity Compensation Plans Approved by Security Holders	742,496		$12.88		1,837,810
Equity Compensation Plans Not Approved by Security Holders	23,564	(1)	$12.95	(1)	—

Total	766,060		$12.92		1,837,810

(1)	Options issued in 1987 pursuant to an employment contract with a former officer and director of Richardson Electronics, Ltd.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Information concerning certain relationships and related transactions will be contained in our Proxy Statement to be issued in connection with our Annual Meeting of Stockholders scheduled to be held on October 9, 2012, and is incorporated herein by reference.

ITEM 14. Principal Accountant Fees and Services

Information concerning accountant fees and services will be contained in our Proxy Statement to be issued in connection with our Annual Meeting of Stockholders scheduled to be held on October 9, 2012, and is incorporated herein by reference.

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

Richardson Electronics, Ltd.

	Signature	Title	Date

By:	/s/ Edward J. Richardson	Chairman of the Board, Chief Executive Officer	July 27, 2012
	Edward J. Richardson	(Principal Executive Officer), President, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Edward J. Richardson Edward J. Richardson	Chairman of the Board, Chief Executive Officer (Principal Executive Officer), President, and Director	July 27, 2012

/s/ Kathleen S. Dvorak Kathleen S. Dvorak	Chief Financial Officer (Principal Financial Officer)	July 27, 2012

/s/ James M. Dudek Jr. James M. Dudek Jr.	Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	July 27, 2012

/s/ Paul J. Plante Paul J. Plante	Director	July 27, 2012

/s/ Ad Ketelaars Ad Ketelaars	Director	July 27, 2012

/s/ Harold L. Purkey Harold L. Purkey	Director	July 27, 2012

/s/ Samuel Rubinovitz Samuel Rubinovitz	Director	July 27, 2012

/s/ Scott Hodes Scott Hodes	Director	July 27, 2012

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules.

(a)	List of Documents Filed as a Part of This Report:

(1)	Index to Consolidated Financial Statements:

Consolidated Balance Sheets as of June 2, 2012, and May 28, 2011

Consolidated Statements of Comprehensive Income for each of the three years ended June 2, 2012, May 28, 2011,   and May 29, 2010.

Consolidated Statements of Cash Flows for each of the three years ended June 2, 2012, May 28, 2011, and May 29,   2010.

Consolidated Statements of Stockholders’ Equity for each of the three years ended June 2, 2012, May 28, 2011, and   May 29, 2010.

Notes to Consolidated Financial Statements

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

(2)	Index to Financial Statement Schedules:

All schedules have been omitted because the required information is included in the consolidated financial statements   or the notes thereto, or is not applicable or required.

(3)	Index to Exhibits

Exhibit Number	Description

3(a)	Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s Registration Statement on Form S-4, Registration No. 33-8696, dated November 13, 1986).

3(b)	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 3, 2011).

10(a) †	Richardson Electronics, Ltd. 2011 Long-Term Incentive Plan (incorporated by reference to Annex A to the Company’s Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on August 23, 2011).

10(d) †	Richardson Electronics, Ltd. Employees’ 2001 Incentive Compensation Plan (incorporated by reference to Exhibit A to the Company’s Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on September 5, 2001).

10(d)(i) †	Amendment to Richardson Electronics, Ltd. Employees’ 2001 Incentive Compensation Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on September 14, 2007).

10(e)†	Edward J. Richardson Incentive Compensation Plan (incorporated by reference to Appendix F to the Company’s Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on September 14, 2007).

10(f)†	Richardson Electronics, Ltd. 2006 Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit A to the Company’s Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on September 12, 2005).

10(g)†	Employment, Nondisclosure and Non-Compete Agreement, dated June 1, 2004, by and between the Company and Wendy Diddell (incorporated by reference to Exhibit 10.47 to the Company’s Amendment No. 4 to the Registration Statement on Form S-1, Registration No. 333-113568, filed June 14, 2004).

10(g)(i)†	First Amendment to Employment, Nondisclosure and Non-Compete Agreement, dated May 31, 2007, by and between the Company and Wendy Diddell (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 6, 2007).

10(h) †	Employment, Nondisclosure and Non-Compete Agreement, dated October 24, 2007, by and between the Company and Kathleen Dvorak (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 25, 2007).

10(k) †	Form of Non-Qualified Stock Option Agreement issued under the Richardson Electronics, Ltd. Employees’ 2001 Incentive Compensation Plan (incorporated by reference to Exhibit 10(o) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2008).

10(n)	Acquisition Agreement, dated October 1, 2010, among Richardson Electronics, Ltd., certain subsidiaries of Richardson Electronics, Ltd. and Arrow Electronics, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 1, 2010).

10(o)(i)	Amendment No. 1 to Acquisition Agreement, dated February 28, 2011, between Richardson Electronics, Ltd., and Arrow Electronics, Inc. (incorporated by reference to Exhibit 10(q)(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 28, 2011).

10(p)	Transition Services Agreement, dated March 1, 2011, between Arrow Electronics, Inc. and Richardson Electronics, Ltd.

14	Corporate Code of Conduct (incorporated by reference to Form 8-K filed on June 4, 2012).

21	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm – Ernst & Young LLP.

31.1	Certification of Edward J. Richardson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed pursuant to Part I).

31.2	Certification of Kathleen S. Dvorak pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed pursuant to Part I).

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed pursuant to Park I).

99.1	Press release, dated July 26, 2012.

101	The following financial information from our Annual Report on Form 10-K for the fourth quarter and fiscal year ended June 2, 2012, filed with the SEC on July 27, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Audited Consolidated Balance Sheet as of June 2, 2012, (ii) the Audited Consolidated Statements of Comprehensive Income for the three months and 12 months ended June 2, 2012, (iii) the Audited Consolidated Statements of Cash Flows for the three and 12 months ended June 2, 2012, (iv) the Audited Consolidated Statement of Stockholder’s Equity as of June 2, 2012, and (v) Notes to Audited Consolidated Financial Statements.

†	Executive Compensation Plan or Agreement