Form 10-Q
period 2012-09-01
RICHARDSON ELECTRONICS LTD/DE
filed 2012-10-11
CIK 355948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 1, 2012

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

As of October 8, 2012, there were outstanding 12,512,927 shares of Common Stock, $0.05 par value and 2,889,939 shares of Class B Common Stock, $0.05 par value, which are convertible into Common Stock of the registrant on a share for share basis.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Richardson Electronics, Ltd.

Consolidated Balance Sheets

(in thousands, except per share amounts)

	Unaudited	Audited
	September 1, 2012	June 2, 2012
Assets
Current assets:
Cash and cash equivalents	$41,238	$43,893
Accounts receivable, less allowance of $1,085 and $1,058	20,537	19,727
Inventories	35,437	34,675
Prepaid expenses and other assets	1,453	806
Deferred income taxes	2,041	2,095
Income tax receivable	6,417	6,572
Investments — current	98,714	105,009
Discontinued operations — assets	358	514

Total current assets	206,195	213,291

Non-current assets:
Property, plant and equipment, net	4,201	4,375
Goodwill	1,337	1,261
Other intangibles	278	355
Non-current deferred income taxes	1,448	1,458
Investments — non-current	10,975	10,683

Total non-current assets	18,239	18,132

Total assets	$224,434	$231,423

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,192	$12,611
Accrued liabilities	8,521	8,466
Discontinued operations — liabilities	178	253

Total current liabilities	19,891	21,330

Non-current liabilities:
Long-term income tax liabilities	6,943	7,306
Other non-current liabilities	1,290	1,213
Discontinued operations — non-current liabilities	1,380	1,361

Total non-current liabilities	9,613	9,880

Total liabilities	29,504	31,210

Commitments and contingencies	—	—

Stockholders’ equity
Common stock, $0.05 par value; issued 12,651 shares at September 1, 2012, and 13,074 shares at June 2, 2012	633	654
Class B common stock, convertible, $0.05 par value; issued 2,890 shares at September 1, 2012 and 2,920 shares at June 2, 2012	144	146
Preferred stock, $1.00 par value, no shares issued	—	—
Additional paid-in-capital	82,912	88,217
Common stock in treasury, at cost, 25 shares at September 1, 2012, and 18 shares at June 2, 2012	(305)	(216)
Retained earnings	103,872	104,139
Accumulated other comprehensive income	7,674	7,273

Total stockholders’ equity	194,930	200,213

Total liabilities and stockholders’ equity	$224,434	$231,423

Richardson Electronics, Ltd.

Consolidated Statements of Comprehensive Income

(in thousands, except per share amounts)

	Three Months Ended
	September 1,	September 3,
	2012	2011
Net sales	$35,650	$41,511
Cost of sales	25,004	28,809

Gross profit	10,646	12,702
Selling, general, and administrative expenses	10,149	10,772
Gain on disposal of assets	(4)	(70)

Operating income	501	2,000

Other (income) expense:
Investment/interest income	(383)	(364)
Foreign exchange (gain) loss	(37)	781
Other, net	(23)	(21)

Total other (income) expense	(443)	396

Income from continuing operations before income taxes	944	1,604
Income tax provision	210	575

Income from continuing operations	734	1,029
Income (loss) from discontinued operations, net of tax	(87)	2,602

Net income	647	3,631

Foreign currency translation gain, net of tax	400	1,368
Fair value adjustments on investments	1	(48)

Comprehensive income	$1,048	$4,951

Net income per Common share—Basic:
Income from continuing operations	$0.05	$0.06
Income (loss) from discontinued operations	(0.01)	0.15

Total net income per Common share—Basic:	$0.04	$0.21

Net income per Class B common share—Basic:
Income from continuing operations	$0.04	$0.05
Income from discontinued operations	—	0.14

Total net income per Class B common share—Basic:	$0.04	$0.19

Net income per Common share—Diluted:
Income from continuing operations	$0.05	$0.06
Income (loss) from discontinued operations	(0.01)	0.15

Total net income per Common share—Diluted:	$0.04	$0.21

Net income per Class B common share—Diluted:
Income from continuing operations	$0.04	$0.05
Income from discontinued operations	—	0.14

Total net income per Class B common share—Diluted:	$0.04	$0.19

Weighted average number of shares:
Common shares—Basic	12,772	14,343

Class B common shares—Basic	2,913	2,952

Common shares—Diluted	15,787	17,469

Class B common shares—Diluted	2,913	2,952

Dividends per common share	$0.060	$0.050

Dividends per Class B common share	$0.054	$0.045

Richardson Electronics, Ltd.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended
	September 1,	September 3,
	2012	2011
Operating activities:
Net income	$647	$3,631
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	299	284
Gain on sale of investments	(20)	(10)
Gain on disposal of assets	(4)	(70)
Stock compensation expense	124	155
Deferred income taxes	(1)	5,329
Accounts receivable	(646)	(225)
Income tax receivable	155	(8,270)
Inventories	(550)	(3,614)
Prepaid expenses and other assets	(622)	2,795
Accounts payable	(1,430)	(2,581)
Accrued liabilities	(1,006)	(33,636)
Long-term income tax liabilities	(321)	(11,411)
Other	42	4

Net cash used in operating activities	(3,333)	(47,619)

Investing activities:
Capital expenditures	(79)	(74)
Proceeds from sale of assets	4	16
Proceeds from maturity of investments	57,747	137,534
Purchases of investments	(51,725)	(216,285)
Proceeds from sales of available-for-sale securities	54	63
Purchases of available-for-sale securities	(54)	(63)
Other	1	48

Net cash provided by (used in) investing activities	5,948	(78,761)

Financing activities:
Repurchase of common stock	(5,552)	(7,691)
Proceeds from issuance of common stock	11	87
Cash dividends paid	—	(846)
Other	—	7

Net cash used in financing activities	(5,541)	(8,443)

Effect of exchange rate changes on cash and cash equivalents	271	1,084

Decrease in cash and cash equivalents	(2,655)	(133,739)
Cash and cash equivalents at beginning of period	43,893	170,975

Cash and cash equivalents at end of period	$41,238	$37,236

Richardson Electronics, Ltd.

Unaudited Consolidated Statement of Stockholders’ Equity

(in thousands)

	Common	Class B Common	Par Value	Additional Paid In Capital	Common Stock in Treasury	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total
Balance June 2, 2012:	13,074	2,920	$800	$88,217	$(216)	$104,139	$7,273	$200,213
Net income	—	—	—	—	—	647	—	647
Foreign currency translation	—	—	—	—	—	—	400	400
Fair value adjustments on investments	—	—	—	—	—	—	1	1
Share — based compensation:
Stock options	—	—	—	124	—	—	—	124
Common stock:								—
Options exercised	2	—	—	12	—	—	—	12
Cancelled shares	—	(30)	—	—	—	—	—	—
Repurchase of common stock	—	—	—	—	(5,552)	—	—	(5,552)
Treasury stock	(455)		(23)	(5,441)	5,463			(1)
Other	30	—	—	—	—	—	—	—
Dividends declared, not paid
Common ($0.06 per share)	—	—	—	—	—	(758)	—	(758)
Class B ($0.054 per share)	—	—	—	—	—	(156)	—	(156)

Balance September 1, 2012:	12,651	2,890	$777	$82,912	$(305)	$103,872	$7,674	$194,930

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

On March 1, 2011, we completed the sale of the assets primarily used or held for use in, and certain liabilities of, our RF, Wireless and Power Division (“RFPD”), as well as certain other Company assets, including our information technology assets, to Arrow Electronics, Inc. (“Arrow”) in exchange for $238.8 million, which included an estimated pre-closing working capital adjustment of approximately $27.0 million (“the Transaction.”) During the fourth quarter of fiscal 2011, we recorded a working capital adjustment of $4.2 million in our results from discontinued operations. During the second quarter of fiscal 2012, we paid Arrow $3.9 million to settle the agreed upon working capital adjustment.

On September 5, 2011, we acquired the assets of Powerlink Specialist Electronics Support Limited (“Powerlink”) for approximately $2.3 million, including a working capital adjustment of $0.2 million related to payables of approximately $0.2 million that were paid by Powerlink prior to the close. Powerlink, a UK-based technical service company with locations in London and Dubai, services traveling wave tube (“TWT”) amplifiers and related equipment for the Satellite Communications market throughout Europe and the Middle East. This acquisition positions us to provide cost-effective service of microwave and power grid tube equipment for communications, industrial, military, and medical users around the world.

On September 4, 2012, we acquired the assets of D and C Import-Export, Inc. (“D and C”) for approximately $2.6 million. D and C, a Florida-based distributor of power grid tubes and associated RF components, services the commercial, broadcast, medical, industrial, scientific, and military markets. This acquisition provides us with access to additional product lines, vendors, and customers.

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

Our fiscal quarter ends on the Saturday nearest the end of the quarter-ending month. The first three months of fiscal 2013 and 2012 contained 13 and 14 weeks, respectively.

In the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results of interim periods have been made. All inter-company transactions and balances have been eliminated. The unaudited consolidated financial statements presented herein include the accounts of our wholly owned subsidiaries. The results of our operations for the three months ended September 1, 2012, are not necessarily indicative of the results that may be expected for the fiscal year ending June 1, 2013.

The financial information contained in this report should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended June 2, 2012, that we filed on July 27, 2012.

3. UPDATES TO CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Inventories: Our worldwide inventories are stated at the lower of cost or market, generally using a weighted-average cost method. Our inventories included approximately $32.8 million of finished goods and $2.6 million of raw materials and work-in-progress as of September 1, 2012, as compared to approximately $31.8 million of finished goods and $2.9 million of raw materials and work-in-progress as of June 2, 2012.

At this time, we do not anticipate any material risks or uncertainties related to possible inventory write-downs for the remainder of fiscal 2013, ending June 1, 2013.

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

We have also concluded that, in the limited cases where remaining obligations exist after delivery of the product, the obligation relative to the unit of accounting is inconsequential or perfunctory. This conclusion was reached based on the following facts: the timing of any remaining obligation is agreed upon with the customer, which in most cases, is performed immediately after the delivery of the product; the cost and time involved to complete the remaining obligation is minimal, and the costs and time do not vary significantly; we have a demonstrated history of completing the remaining obligations timely; and finally, failure to complete the remaining obligation does not enable the customer to receive a full or partial refund of the product or service.

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

Goodwill and Other Intangible Assets: Goodwill is initially recorded based on the premium paid for acquisitions and is subsequently tested for impairment. We test goodwill for impairment annually and whenever events or circumstances indicate an impairment may have occurred, such as a significant adverse change in the business climate, loss of key personnel or a decision to sell or dispose of a reporting unit. As of September 1, 2012, our goodwill balance was $1.3 million and represents the premium we paid for Powerlink, adjusted for foreign currency translation.

During the fourth quarter of each fiscal year, our goodwill balances are reviewed for impairment using the last day of our third quarter as the measurement date. In accordance with ASC 350 “Intangibles—Goodwill and Other” (“ASC 350”), if indicators of impairment are deemed to be present, we would perform an interim impairment test and any resulting impairment loss would be charged to expense in the period identified.

During the fourth quarter of fiscal 2012, we adopted Accounting Standards Update (“ASU”) 2011-08 which allows a company the option to perform a qualitative evaluation about the likelihood of goodwill impairment to determine whether it must then calculate the fair value of an operating segment. We applied this qualitative approach to our EDG operating segment and concluded that indications of impairment were not present as of June 2, 2012. The qualitative factors considered included macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, and other relevant entity or reporting unit specific events.

Intangible assets are initially recorded at their fair market values determined on quoted market prices in active markets, if available, or recognized valuation models. Intangible assets that have finite useful lives are amortized on a straight-line basis over their useful lives.

Our intangible asset represent the fair value that we determined for customer relationships acquired in connection with the acquisition of Powerlink during the second quarter of our fiscal year 2012. The fair value was based upon discounted cash flows that the customer relationships are expected to generate over the next twenty years.

4. DISCONTINUED OPERATIONS

Arrow Transaction

On March 1, 2011, we completed the sale of the assets primarily used or held for use in, and certain liabilities of, our RF, Wireless and Power Division (“RFPD”), as well as certain other Company assets, including our information technology assets, to Arrow Electronics, Inc. (“Arrow”) in exchange for $238.8 million, which included an estimated pre-closing working capital adjustment of approximately $27.0 million (“the Transaction.”) During the fourth quarter of fiscal 2011, we recorded a working capital adjustment of $4.2 million in our results from discontinued operations. During the second quarter of fiscal 2012, we paid Arrow $3.9 million to settle the working capital adjustment.

Financial Summary – Discontinued Operations

Summary financial results for the three months ended September 1, 2012, and September 3, 2011, are presented in the following table (in thousands):

	Three Months
	Sept 1, 2012	Sept 3, 2011
Net sales	$221	$875
Gross profit (loss)	(93)	(109)
Selling, general, and administrative expenses	65	(317)
Additonal gain on sale	—	(266)
Income tax benefit	(71)	(2,128)
Income (loss) from discontinued operations, net of tax	$(87)	$2,602

Net sales and gross profit (loss) for the three months ended September 1, 2012, reflect our financial results relating to the Manufacturing Agreement with Arrow that we entered into in connection with the Transaction. Pursuant to the three-year agreement, we agreed to continue to manufacture certain RFPD products for Arrow. During the first quarter ended September 3, 2011, in connection with an examination by the Internal Revenue Service, we reduced our deferred tax liability by $2.1 million related to our un-repatriated foreign earnings based on a determination of the earnings and profits that would remain in certain foreign subsidiaries after the Arrow transaction.

Assets and liabilities classified as discontinued operations on our unaudited consolidated balance sheets as of September 1, 2012, and June 2, 2012, include the following (in thousands):

	Sept 1, 2012	Jun 2, 2012
Inventories	$358	$503
Prepaid expenses and other assets	—	11

Discontinued operations—Assets	$358	$514

Accrued liabilities—current (1)	$178	$253
Long-term income tax liabilities (2)	1,380	1,361

Discontinued operations—Liabilities	$1,558	$1,614

(1)	Included in accrued liabilities as of September 1, 2012, is a payable to Arrow for transition services of $1.3 million, $0.1 million of other accrued liabilities, offset by a receivable due to us from Arrow for transition services of $1.2 million.
(2)	Included in long-term income tax liabilities as of September 1, 2012, is the reserve for uncertain tax positions.

In accordance with ASC 230, Statement of Cash Flows, entities are permitted but not required to separately disclose, either in the statement of cash flows or footnotes to the financial statements, cash flows pertaining to discontinued operations. Entities that do not present separate operating cash flows information related to discontinued operations must do so consistently for all periods presented, which may include periods long after the sale or liquidation of the operation. Cash flows related to our discontinued operations are not material.

5. ACQUISITIONS

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

On September 4, 2012, we acquired the assets of D and C Import-Export, Inc. (“D and C”) for approximately $2.6 million. D and C, a Florida-based distributor of power grid tubes and associated RF components, services the commercial, broadcast, medical, industrial, scientific, and military markets. This acquisition provides us with access to additional product lines, vendors, and customers.

6. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is initially recorded based on the premium paid for acquisitions and is subsequently tested for impairment. We test goodwill for impairment annually and whenever events or circumstances indicates an impairment may be occurred, such as a significant adverse change in the business climate, loss of key personnel, or a decision to sell or dispose of a reporting unit. As of September 1, 2012, our goodwill balance was $1.3 million and represents the premium we paid for Powerlink during our second quarter of fiscal 2012, adjusted for foreign currency translation.

During the fourth quarter of each fiscal year, our goodwill balances are reviewed for impairment using the last day of our third quarter as the measurement date. In accordance with ASC 350, if indicators of impairment are deemed to be present, we would perform an interim impairment test and any resulting impairment loss would be charged to expense in the period identified.

During the fourth quarter of fiscal 2012, we adopted ASU 2011-08, which allows a company the option to perform a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of an operating segment. We applied this qualitative approach to our EDG operating segment and concluded that indications of impairment were not present as of June 2, 2012. The qualitative factors considered included macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, and other relevant entity or reporting until specific events.

Changes in the carrying value of goodwill are as follows (in thousands):

Goodwill
Balance at June 2, 2012	$1,261
Foreign currency translation	76

Balance at September 1, 2012	$1,337

Intangible assets are initially recorded at their fair market values determined on quoted market prices in active markets, if available, or recognized valuation models. Intangible assets that have finite useful lives are amortized on a straight-line basis over their useful lives.

Our intangible asset represents the fair value for customer relationships acquired in connection with the acquisition of Powerlink during the second quarter of our fiscal year 2012.

Intangible assets subject to amortization as well as amortization expense are as follows (in thousands):

	Intangible Assets Subject to Amortization as of
	Sept 1, 2012	June 2, 2012
Gross Amounts:
Customer Relationship	$335	$363
Foreign currency translation	(9)	—

Total Gross Amounts	$326	$363

Accumulated Amortization:
Customer Relationship	$48	$8

Total Accumulated Amortization	$48	$8

The amortization expense associated with the intangible assets subject to amortization for the next five years is presented in the following table (in thousands) :

Fiscal Year	Amortization Expense
Remaining fiscal 2013	$32
2014	$37
2015	$32
2016	$27
2017	$18
Thereafter	$141

The weighted average number of years of amortization expense remaining is 13.62.

7. INVESTMENTS

As of September 1, 2012, we had approximately $109.3 million invested in time deposits and certificate of deposits (“CD”). Of this, $98.7 million mature in less than twelve months and $10.6 million mature in greater than twelve months. The fair value of these investments is equal to the face value of each time deposit and CD.

We also have investments in equity securities, all of which are classified as available-for-sale and are carried at their fair value based on quoted market prices. Our investments, which are included in non-current assets, had a carrying amount of $0.4 million as of September 1, 2012, and as of June 2, 2012. Proceeds from the sale of securities were $0.1 million during the first quarter of fiscal 2013 and less than $0.1 million during the first quarter of fiscal 2012. We reinvested proceeds from the sale of securities, and the cost of the equity securities sold was based on a specific identification method. Gross realized gains and losses on those sales were less than $0.1 million during the first quarter of fiscal 2013 and fiscal 2012. Net unrealized holding losses of less than $0.1 million during the first quarter of fiscal 2013 and fiscal 2012, have been included in accumulated other comprehensive income.

8. WARRANTIES

We offer warranties for the limited number of specific products we manufacture. We also provide extended warranties for some products we sell that lengthen the period of coverage specified in the manufacturer’s original warranty. Our warranty terms generally range from one to three years.

Warranty reserves are established for costs that are expected to be incurred after the sale and delivery of products under warranty. Warranty reserves are included in accrued liabilities on our unaudited consolidated balance sheets. The warranty reserves are determined based on known product failures, historical experience, and other available evidence. Warranty reserves, which are included in accrued liabilities, were approximately $0.2 million as of September 1, 2012, and $0.1 million as of June 2, 2012.

9. LEASE OBLIGATIONS, OTHER COMMITMENTS, AND CONTINGENCIES

We lease certain warehouse and office facilities and office equipment under non-cancelable operating leases. Rent expense from continuing operations during the first three months of fiscal 2013 was $0.4 million. Under the terms of the Transaction, Arrow assumed many of our facility leases and we are sub-leasing space from Arrow. Our future minimum lease commitments, including common area maintenance charges and property taxes during the remainder of fiscal 2013 and the next four years have been adjusted to reflect the Transaction as follows (in thousands) :

Fiscal Year	Payments
Remaining Fiscal 2013	$923
2014	$697
2015	$662
2016	$414
2017	$70
Thereafter	$—

Total	$2,766

10. INCOME TAXES

The effective income tax rate from continuing operations during the first quarter of fiscal 2013 was 22.2% as compared to 35.8% for the first quarter of fiscal 2012. The decrease in the rate during the first quarter of fiscal 2013, as compared to fiscal 2012, was due to the change in U.S. tax liability on forecasted cash available to distribute in foreign jurisdictions with respect to ASC 740-30, Income Taxes – Other Considerations or Special Areas (“ASC 740”). The effective rate as compared to the U.S. federal statutory rate of 34.0% resulted from our geographical distribution of taxable income or losses, apportionment of income to various states, in addition to our position with respect to ASC 740.

In the normal course of business, we are subject to examination by taxing authorities throughout the world. We are no longer subject to either U.S. federal, state or local, or non-U.S. tax examinations by tax authorities for years prior to fiscal 2004. Currently, we are under federal audit in the U.S. for fiscal years 2009, 2010, and 2011. Our primary foreign tax jurisdictions are Germany and the Netherlands. We have tax years open in Germany and the Netherlands beginning in fiscal 2007.

As of September 1, 2012, $35.0 million of cumulative positive earnings of certain of our foreign subsidiaries are still considered permanently reinvested pursuant to ASC 740. It is not practical to determine what, if any, tax liability might exist if such earnings were to be repatriated.

As of September 1, 2012, our worldwide liability for uncertain tax positions related to continuing operations, excluding interest and penalties, was $0.4 million as compared to $0.5 million as of June 2, 2012. We record penalties and interest relating to uncertain tax positions in the income tax expense line item within the unaudited consolidated statements of comprehensive income.

It is reasonably possible that there will be a change in the unrecognized tax benefits related to continuing operations, excluding interest and penalties, of less than $0.1 million due to the expiration of various statutes of limitations within the next 12 months.

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

The earnings per share (“EPS”) presented in our unaudited consolidated statements of comprehensive income are based on the following amounts (in thousands, except per share amounts):

	Three Months Ended
	September 1, 2012		September 3, 2011
	Basic	Diluted	Basic	Diluted
Numerator for Basic and Diluted EPS:
Income from continuing operations	$734	$734	$1,029	$1,029
Less dividends:
Common stock	758	758	713	713
Class B common stock	156	156	133	133

Undistributed earnings (losses)	$(180)	$(180)	$183	$183

Common stock undistributed earnings (losses)	$(149)	$(150)	$154	$155
Class B common stock undistributed earnings (losses)	(31)	(30)	29	28

Total undistributed earnings (losses)	$(180)	$(180)	$183	$183

Income (loss) from discontinued operations	$(87)	$(87)	$2,602	$2,602
Less dividends:
Common stock	758	758	713	713
Class B common stock	156	156	133	133

Undistributed earnings (losses)	$(1,001)	$(1,001)	$1,756	$1,756

Common stock undistributed earnings (losses)	$(831)	$(832)	$1,482	$1,484
Class B common stock undistributed earnings (losses)	(170)	(169)	274	272

Total undistributed earnings (losses)	$(1,001)	$(1,001)	$1,756	$1,756

Net income	$647	$647	$3,631	$3,631
Less dividends:
Common stock	758	758	713	713
Class B common stock	156	156	133	133

Undistributed earnings (losses)	$(267)	$(267)	$2,785	$2,785

Common stock undistributed earnings (losses)	$(222)	$(222)	$2,350	$2,354
Class B common stock undistributed earnings (losses)	(45)	(45)	435	431

Total undistributed earnings (losses)	$(267)	$(267)	$2,785	$2,785

Denominator for basic and diluted EPS:
Common stock weighted average shares	12,772	12,772	14,343	14,343

Class B common stock weighted average shares, and shares under if-converted method for diluted EPS	2,913	2,913	2,952	2,952

Effect of dilutive securities Dilutive stock options		102		174
Denominator for diluted EPS adjusted for weighted average shares and assumed conversions		15,787		17,469

Income from continuing operations per share:
Common stock	$0.05	$0.05	$0.06	$0.06

Class B common stock	$0.04	$0.04	$0.05	$0.05

Income (loss) from discontinued operations per share:
Common stock	$(0.01)	$(0.01)	$0.15	$0.15

Class B common stock	$—	$—	$0.14	$0.14

Net income per share:
Common stock	$0.04	$0.04	$0.21	$0.21

Class B common stock	$0.04	$0.04	$0.19	$0.19

Note: Common stock options that were anti-dilutive and not included in diluted earnings per common share for the first quarter of fiscal 2013 and fiscal 2012 were 268,564 and 0, respectively.

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

The CEO evaluates performance and allocates resources primarily based on the gross profit of each segment.

Operating results by segment are summarized in the following table (in thousands):

	Three Months Ended
	September 1,	September 3,
	2012	2011
EDG
Net Sales	$25,627	$30,729
Gross Profit	$8,000	$9,671

Canvys
Net Sales	$10,023	$10,782
Gross Profit	$2,646	$3,031

A reconciliation of assets to the relevant consolidated amount is as follows (in thousands):

	September 1,	June 2,
	2012	2012
Segment assets	$55,753	$54,768
Cash	41,238	43,893
Investments—current	98,714	105,009
Other current assets (1)	11,747	10,723
Net property	4,201	4,375
Investments—non-current	10,975	10,683
Other assets (2)	1,448	1,458
Assets of discontinued operations (3)	358	514

Total assets	$224,434	$231,423

(1)	Other current assets include miscellaneous receivables, prepaid expenses, and current deferred income taxes.
(2)	Other assets primarily include non-current deferred income taxes.
(3)	See Footnote 4—Discontinued Operations.

Geographic net sales information is primarily grouped by customer destination into five areas: North America; Asia/Pacific; Europe; Latin America; and Other.

Net sales and gross profit by geographic region are summarized in the following table (in thousands):

	Three Months Ended
	September 1,	September 3,
	2012	2011
Net Sales
North America	$15,738	$16,553
Asia/Pacific	6,347	7,894
Europe	10,744	13,558
Latin America	2,447	2,830
Other	374	676

Total	$35,650	$41,511

Gross Profit
North America	$5,288	$5,365
Asia/Pacific	2,193	2,660
Europe	3,226	4,385
Latin America	828	1,062
Other	(889)	(770)

Total	$10,646	$12,702

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

As of September 1, 2012, we held investments that are required to be measured at fair value on a recurring basis. Our investments consist of time deposits and CDs, where face value is equal to fair value, and equity securities of publicly traded companies for which market prices are readily available.

Investments measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of September 1, 2012, and June 2, 2012, were as follows (in thousands):

	Level 1	Level 2	Level 3
September 1, 2012
Time deposits/CDs	$109,291	$—	$—
Equity securities	398	—	—

Total	$109,689	$—	$—

June 2, 2012
Time deposits/CDs	$115,318	$—	$—
Equity securities	374	—	—

Total	$115,692	$—	$—

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this report may constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. The terms “may,” “should,” “could,” “anticipate,” “believe,” “continues,” “estimate,” “expect,” “intend,” “objective,” “plan,” “potential,” “project” and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. These statements are based on management’s current expectations, intentions or beliefs and are subject to a number of factors, assumptions and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Factors that could cause or contribute to such differences or that might otherwise impact the business include the risk factors set forth in Item 1A, of our Annual Report on Form 10-K filed on July 27, 2012, and in the Company’s Proxy Statement on Schedule 14A filed on August 30, 2012. We undertake no obligation to update any such factor or to publicly announce the results of any revisions to any forward-looking statements contained herein whether as a result of new information, future events or otherwise.

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

•

Results of Operations – an analysis and comparison of our consolidated results of operations for the three month periods ended September 1, 2012, and September 3, 2011, as reflected in our unaudited consolidated statements of comprehensive income.

•

Liquidity, Financial Position, and Capital Resources – a discussion of our primary sources and uses of cash for the three month periods ended September 1, 2012, and September 3, 2011, and a discussion of changes in our financial position.

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

On March 1, 2011, we completed the sale of the assets primarily used or held for use in, and certain liabilities of, our RF, Wireless and Power Division (“RFPD”), as well as certain other Company assets, including our information technology assets, to Arrow Electronics, Inc. (“Arrow”) in exchange for $238.8 million, which included an estimated pre-closing working capital adjustment of approximately $27.0 million (“the Transaction.”) During the fourth quarter of fiscal 2011, we recorded a working capital adjustment of $4.2 million in our results from discontinued operations. During the second quarter of fiscal 2012, we paid Arrow $3.9 million to settle the agreed upon working capital adjustment.

On September 5, 2011, we acquired the assets of Powerlink Specialist Electronics Support Limited (“Powerlink”) for approximately $2.3 million, including a working capital adjustment of $0.2 million related to payables of approximately $0.2 million that were paid by Powerlink prior to the close. Powerlink, a UK-based technical service company with locations in London and Dubai, services traveling wave tube (“TWT”) amplifiers and related equipment for the Satellite Communications market throughout Europe and the Middle East. This acquisition positions us to provide cost-effective service of microwave and power grid tube equipment for communications, industrial, military, and medical users around the world.

On September 4, 2012, we acquired the assets of D and C Import-Export, Inc. (“D and C”) for approximately $2.6 million. D and C, a Florida-based distributor of power grid tubes and associated RF components, services the commercial, broadcast, medical, industrial, scientific, and military markets. This acquisition provides us with access to additional product lines, vendors, and customers.

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

We currently have operations in the following major geographic regions:

•	North America;

•	Asia/Pacific;

•	Europe; and

•	Latin America.

RESULTS OF CONTINUING OPERATIONS

FINANCIAL SUMMARY — THREE MONTHS ENDED SEPTEMBER 1, 2012

•	Net sales for the first quarter of fiscal 2013 were $35.7 million, down 14.1%, compared to net sales of $41.5 million during the first quarter of last year.

•	Gross margin as a percentage of net sales decreased to 29.9% during the first quarter of fiscal 2013 compared to 30.6% during the first quarter of last year.

•	SG&A expenses during the first quarter of fiscal 2013 were $10.2 million, or 28.5% of net sales, compared to $10.8 million, or 25.9% of net sales, during the first quarter of last year.

•

Operating income during the first quarter of fiscal 2013 was $0.5 million, or 1.4% of net sales, compared to operating income of $2.0 million, or 4.8% of net sales, during the first quarter of last year.

•

Income from continuing operations during the first quarter of fiscal 2013 was $0.7 million, or $0.05 per diluted common share, compared to income from continuing operations of $1.0 million, or $0.06 per diluted common share, during the first quarter of last year.

•

Loss from discontinued operations, net of tax, was $0.1 million, during the first quarter of fiscal 2013 compared to income from discontinued operations, net of tax, of $2.6 million, or $0.15 per diluted common share, during the first quarter of last year.

•

Net income during the first quarter of fiscal 2013 was $0.6 million, or $0.04 per diluted common share, compared to net income of $3.6 million, or $0.21 per diluted common share, during the first quarter of last year.

Net Sales and Gross Profit Analysis

During the first quarter of fiscal 2013, consolidated net sales decreased 14.1% to $35.7 million, compared to $41.5 million during the first quarter of fiscal 2012.

Net sales by segment and percent change during the first quarter of fiscal 2013 and 2012 were as follows (in thousands):

Net Sales

	FY 2013	FY 2012	% Change
First Quarter
EDG	$25,627	$30,729	(16.6%)
Canvys	10,023	10,782	(7.0%)

Total	$35,650	$41,511	(14.1%)

Consolidated gross profit as a percentage of net sales decreased to 29.9% during the first quarter of fiscal 2013, as compared to 30.6% during the first quarter of fiscal 2012.

Gross profit reflects the distribution and manufacturing product margin less manufacturing variances, inventory obsolescence charges, customer returns, scrap and cycle count adjustments, engineering costs, and other provisions.

Gross profit by segment and percent of segment net sales during the first quarter of fiscal 2013 and 2012 were as follows (in thousands):

Gross Profit

		% of		% of
	FY 2013	Net Sales	FY 2012	Net Sales
First Quarter
EDG	$8,000	31.2%	$9,671	31.5%
Canvys	2,646	26.4%	3,031	28.1%

Total	$10,646	29.9%	$12,702	30.6%

Electron Device Group

Net sales for EDG decreased 16.6% to $25.6 million during the first quarter of fiscal 2013, from $30.7 million during the first quarter of fiscal 2012. Net sales of tubes decreased to $20.4 million during the first quarter of fiscal 2013, as compared to $25.2 million during the first quarter of fiscal 2012, due primarily to a weaker demand in the marine and semiconductor fabrication markets. Gross margin as a percentage of net sales decreased slightly to 31.2% during the first quarter of fiscal 2013, as compared to 31.5% during the first quarter of fiscal 2012. The overall decrease in gross margin primarily reflects the sales mix between Original Equipment Manufacturers (“OEMs”) and aftermarket customers as well as geographical sales mix.

Net sales for EDG increased 11.8% to $30.7 million during the first quarter of fiscal 2012, from $27.5 million during the first quarter of fiscal 2011. The increase in net sales is primarily due to sales growth for our industrial tube products, due to a strategic distribution agreement, and an increase in demand for our products that support the semiconductor fabrication market. Net sales of tubes increased to $25.2 million during the first quarter of fiscal 2012, as compared to $23.7 million during the first quarter of fiscal 2011, due primarily to increases in the textile markets. Net sales of continuous wave magnetrons and related assemblies sold primarily into the semiconductor fabrication market increased to $2.6 million during the first quarter of fiscal 2012, as compared to $1.6 million during the first quarter of fiscal 2011. Gross margin as a percentage of net sales decreased to 31.5% during the first quarter of fiscal 2012, as compared to 32.9% during the first quarter of fiscal 2011. The overall decrease in gross margin primarily reflects the sales mix between Original Equipment Manufacturers (“OEMs”) and aftermarket customers as well as geographical sales mix.

Canvys

Canvys net sales decreased 7.0% to $10.0 million during the first quarter of fiscal 2013, from $10.8 million during the first quarter of fiscal 2012. Sales increased in the North America Custom OEM and Healthcare segments, while sales in Europe were down due to the continuing effect of the economic crisis on German exports. Gross margin as a percentage of net sales decreased to 26.4% during the first quarter of fiscal 2013 as compared to 28.1% during the first quarter of fiscal 2012, due primarily to lower margin in Europe associated with customer mix and currency exchange.

Canvys net sales increased 7.6% to $10.8 million during the first quarter of fiscal 2012, from $10.0 million during the first quarter of fiscal 2011. Sales increased in the North America OEMs market and Europe. Healthcare revenues were down. Gross margin as a percentage of net sales increased to 28.1% during the first quarter of fiscal 2012 as compared to 23.3% during the first quarter of fiscal 2011, due primarily to continued growth and focus on the more profitable OEM business in both North America and Europe, in addition to a decline in inbound freight costs during the first quarter of fiscal 2012, as compared to the first quarter of fiscal 2011.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses (“SG&A”) decreased during the first quarter of fiscal 2013 to $10.1 million from $10.8 million during the first quarter of fiscal 2012. The $0.7 million decrease includes a $0.3 million reduction of SG&A for Canvys and a $0.4 million reduction of total company support function costs. The decrease of $0.3 million within Canvys was due primarily to a reduction in bad debt expense. The decrease of $0.4 million in support functions was due primarily to headcount reductions, offset slightly by increases in professional services. SG&A for EDG was $3.9 million for both the first quarters of fiscal 2013 and fiscal 2012.

SG&A increased slightly during the first quarter of fiscal 2012 to $10.8 million from $10.5 million during the first quarter of fiscal 2011. The $0.3 million increase includes a $0.5 million increase in EDG, a $0.2 million increase in Canvys, offset by a decrease of $0.4 million in support functions and other administrative expenses. The increase of $0.5 million within EDG was due primarily to increases in employee costs related to additional headcount and facility costs. The increase of $0.2 million in Canvys was due primarily to increases in bad debt expense. The decrease in support functions and other administrative costs was due primarily to headcount reductions.

Other (Income) Expense

Other (income) expense was $0.4 million of income during the first quarter of fiscal 2013, as compared to $0.4 million of expense during the first quarter of fiscal 2012. Other (income) expense included a foreign exchange gain of less than $0.1 million during the first quarter of fiscal 2013, as compared to a foreign exchange loss of $0.8 million during the first quarter of fiscal 2012. Our foreign exchange gains and losses are primarily due to the translation of our U.S. dollars we hold in non-U.S. entities. We currently do not utilize derivative instruments to manage our exposure to foreign currency. The first quarter of fiscal 2013 and fiscal 2012 also included $0.4 million of investment/interest income.

Income Tax Provision

The effective income tax rate from continuing operations during the first quarter of fiscal 2013 was 22.2% as compared to 35.8% for the first quarter of fiscal 2012. The decrease in the rate during the first quarter of fiscal 2013, as compared to fiscal 2012, was due to the change in U.S. tax liability on forecasted cash available to distribute in foreign jurisdictions with respect to ASC 740-30, Income Taxes – Other Considerations or Special Areas (“ASC 740”). The effective rate as compared to the U.S. federal statutory rate of 34.0% resulted from our geographical distribution of taxable income or losses, apportionment of income to various states, in addition to our position with respect to ASC 740.

In the normal course of business, we are subject to examination by taxing authorities throughout the world. We are no longer subject to either U.S. federal, state or local, or non-U.S. tax examinations by tax authorities for years prior to fiscal 2004. Currently, we are under federal audit in the U.S. for fiscal years 2009, 2010, and 2011. Our primary foreign tax jurisdictions are Germany and the Netherlands. We have tax years open in Germany and the Netherlands beginning in fiscal 2007.

As of September 1, 2012, $35.0 million of cumulative positive earnings of certain of our foreign subsidiaries are still considered permanently reinvested pursuant to ASC 740. It is not practical to determine what, if any, tax liability might exist if such earnings were to be repatriated.

As of September 1, 2012, our worldwide liability for uncertain tax positions related to continuing operations, excluding interest and penalties, was $0.4 million as compared to $0.5 million as of June 2, 2012. We record penalties and interest relating to uncertain tax positions in the income tax expense line item within the unaudited consolidated statements of comprehensive income.

It is reasonably possible that there will be a change in the unrecognized tax benefits related to continuing operations, excluding interest and penalties, of less than $0.1 million due to the expiration of various statutes of limitations within the next 12 months.

Discontinued Operations

Arrow Transaction

On March 1, 2011, we completed the sale of the assets primarily used or held for use in, and certain liabilities of, our RF, Wireless and Power Division (“RFPD”), as well as certain other Company assets, including our information technology assets, to Arrow Electronics, Inc. (“Arrow”) in exchange for $238.8 million, which included an estimated pre-closing working capital adjustment of approximately $27.0 million (“the Transaction.”) During the fourth quarter of fiscal 2011, we recorded a working capital adjustment of $4.2 million in our results from discontinued operations. During the second quarter of fiscal 2012, we paid Arrow $3.9 million to settle the agreed upon working capital adjustment.

Financial Summary — Discontinued Operations

Summary financial results for the three months ended September 1, 2012, and September 3, 2011, are presented in the following table (in thousands):

	Three Months
	Sept 1, 2012	Sept 3, 2011
Net sales	$221	$875
Gross profit (loss)	(93)	(109)
Selling, general, and administrative expenses	65	(317)
Additonal gain on sale	—	(266)
Income tax benefit	(71)	(2,128)
Income (loss) from discontinued operations, net of tax	$(87)	$2,602

Net sales and gross profit (loss) for the three months ended September 1, 2012, reflect our financial results relating to the Manufacturing Agreement with Arrow that we entered into in connection with the Transaction. Pursuant to the three-year agreement, we agreed to continue to manufacture certain RFPD products for Arrow. During the first quarter ended September 3, 2011, in connection with an examination by the Internal Revenue Service, we reduced our deferred tax liability by $2.1 million related to our un-repatriated foreign earnings based on a determination of the earnings and profits that would remain in certain foreign subsidiaries after the Arrow transaction.

Assets and liabilities classified as discontinued operations on our unaudited consolidated balance sheets as of September 1, 2012, and June 2, 2012, include the following (in thousands):

	Sept 1, 2012	Jun 2, 2012
Inventories	$358	$503
Prepaid expenses and other assets	—	11

Discontinued operations—Assets	$358	$514

Accrued liabilities—current (1)	$178	$253
Long-term income tax liabilities (2)	1,380	1,361

Discontinued operations—Liabilities	$1,558	$1,614

(1)	Included in accrued liabilities as of September 1, 2012, is a payable to Arrow for transition services of $1.3 million, $0.1 million of other accrued liabilities, offset by a receivable due to us from Arrow for transition services of $1.2 million.
(2)	Included in long-term income tax liabilites as of September 1, 2012, is the reserve for uncertain tax positions.

In accordance with ASC 230, Statement of Cash Flows, entities are permitted but not required to separately disclose, either in the statement of cash flows or footnotes to the financial statements, cash flows pertaining to discontinued operations. Entities that do not present separate operating cash flows information related to discontinued operations must do so consistently for all periods presented, which may include periods long after the sale or liquidation of the operation. Cash flows related to our discontinued operations are not material.

Net Income and Per Share Data

Net income during the first quarter of fiscal 2013 was $0.6 million, or $0.04 per diluted common share and $0.04 per Class B diluted common share, as compared to net income of $3.6 million during the first quarter of fiscal 2012, or $0.21 per diluted common share and $0.19 per Class B diluted common share.

LIQUIDITY, FINANCIAL POSITION, AND CAPITAL RESOURCES

Our growth and cash needs have been primarily financed through income from operations. Cash and cash equivalents for the first quarter ended September 1, 2012, were $41.2 million. In addition, time deposits and CD’s classified as short-term investments were $98.7 million and long-term investments were $11.0 million, including equity investments of $0.4 million. Cash and investments at September 1, 2012, consisted of $92.5 million in North America, $17.7 million in Europe, $1.1 million in Latin America, and $39.2 million in Asia/Pacific. At June 2, 2012, cash and cash equivalents were $43.9 million. Time deposits and CD’s classified as short-term investments were $105.0 million and long-term investments were $10.7 million, including equity investments of $0.4 million. Cash and investments at June 2, 2012, consisted of $94.3 million in North America, $20.7 million in Europe, $0.7 million in Latin America, and $43.5 million in Asia/Pacific.

Cash Flows from Discontinued Operations

In accordance with ASC 230, Statement of Cash Flows, entities are permitted but not required to separately disclose, either in the statement of cash flows or footnotes to the financial statements, cash flows pertaining to discontinued operations. Entities that do not present separate operating cash flows information related to discontinued operations must do so consistently for all periods presented, which may include periods long after the sale or liquidation of the operation. Cash flows related to our discontinued operations are not material.

Cash Flows from Operating Activities

The cash flow from operating activities primarily resulted from our net income, adjusted for non-cash items, and changes in our operating assets and liabilities.

Operating activities, which include our discontinued operations, used $3.3 million of cash during the first three months of fiscal 2013. We had net income of $0.6 million in the first three months of fiscal 2013, which included non-cash stock-based compensation expense of $0.1 million associated with the issuance of stock option awards primarily to our directors and officers and non-cash depreciation and amortization expense of $0.3 million associated with our investments in property and equipment as well as amortization of our intangible assets. Changes in our operating assets and liabilities used $4.4 million of cash during the first three months of fiscal 2013, due primarily to decreases in our operating liabilities, including accounts payable and accrued liabilities, and increases in our operating assets including prepaid expenses, inventories, and receivables. The decrease in accounts payable of $1.4 million was due primarily to the timing of vendor payments. The decrease in accrued liabilities of $1.0 million, excluding the impact of foreign currency exchange of $0.1 million, was due primarily to a reduction in employee related compensation accruals. The increase in prepaid expenses of $0.6 million was due primarily to $0.4 million of cash used to renew our liability insurance coverage and $0.2 million of cash used for computer support services. The increase in inventories of $0.6 million, excluding the impact of foreign currency exchange of $0.1 million, was due primarily to increased purchasing to support expected future sales growth. The increase in receivables of $0.6 million, excluding the impact of foreign currency exchange of $0.2 million, was due primarily to the timing of customer payments.

Operating activities, which include our discontinued operations, used $47.6 million of cash during the first three months of fiscal 2012. We had net income of $3.6 million in the first three months of fiscal 2012, which included non-cash stock-based compensation expense of $0.2 million associated with the issuance of stock option awards to our directors and officers and non-cash depreciation expense of $0.3 million associated with our investments in property and equipment. Changes in our operating assets and liabilities used $51.4 million of cash during the first three months of fiscal 2012, due primarily to decreases in our operating liabilities, including accounts payable, accrued liabilities, and long-term income tax liabilities, as well as increases in our operating assets including prepaid expenses, inventories, and income tax receivable. The decrease in accounts payable of $2.6 million, excluding the impact of foreign currency exchange of $0.1 million, was due primarily to the timing of vendor payments. The decrease in accrued liabilities of $33.6 million, excluding the impact of foreign currency exchange of $0.1 million, was due primarily to $33.9 million of cash used for our tax payment related to the sale of RFPD. The decrease in long-term income tax liabilities of $11.4 million was due primarily to estimated tax payments for the fiscal 2012 and fiscal 2011 tax returns. The increase in prepaid expenses of $2.3 million, excluding the impact of foreign exchange of $0.1 million, was due primarily to $0.4 million of cash used to renew our liability insurance coverage. The increase in inventories of $3.6 million, excluding the impact of foreign currency exchange of $0.9 million, was due primarily to increased purchasing to support expected future sales growth. The increase in our income tax receivable of $8.3 million relates to an overpayment in our estimated federal tax for fiscal year 2011.

Cash Flows from Investing Activities

The cash flow from investing activities has consisted primarily of purchases and maturities of investments and capital expenditures.

Cash provided by investing activities during the first three months of fiscal 2013, included proceeds from maturities of investments of $57.7 million, offset by purchases of investments of $51.7 million and $0.1 million in capital expenditures.

Cash used in investing activities during the first three months of fiscal 2012, included purchases of investments of $216.3 million and $0.1 million in capital expenditures, offset by proceeds from maturities of investments of $137.5 million.

Our purchases and proceeds from investments consist of time deposits and CDs. Purchasing of future investments may vary from period to period due to interest and foreign currency exchange rates.

Cash Flows from Financing Activities

The cash flow from financing activities primarily consists of repurchases of common stock and cash dividends paid.

Cash used in financing activities of $5.5 million during the first three months of fiscal 2013, resulted from $5.6 million of cash used to repurchase common stock, offset by less than $0.1 million of proceeds from the issuance of common stock. The repurchase of common stock relates to our share repurchase authorizations.

Cash used in financing activities of $8.4 million during the first three months of fiscal 2012, resulted from $7.7 million of cash used to repurchase common stock and $0.8 million in dividends paid. The repurchase of common stock relates to our share repurchase authorization. Cash dividends paid of $0.8 million were approved by the Board of Directors on July 19, 2011.

There were no dividend payments during the first three months of fiscal 2013. The quarterly dividend approved by the Board of Directors on July 25, 2012, was paid on September 11, 2012. All future payments of dividends are at the discretion of the Board of Directors. Dividend payments will depend on earnings, capital requirements, operating conditions, and such other factors that the Board may deem relevant.

We believe that the existing sources of liquidity, including current cash, will provide sufficient resources to meet known capital requirements and working capital needs for the fiscal year ending June 1, 2013.

UPDATES TO CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Inventories: Our worldwide inventories are stated at the lower of cost or market, generally using a weighted-average cost method. Our inventories included approximately $32.8 million of finished goods and $2.6 million of raw materials and work-in-progress as of September 1, 2012, as compared to approximately $31.8 million of finished goods and $2.9 million of raw materials and work-in-progress as of June 2, 2012.

At this time, we do not anticipate any material risks or uncertainties related to possible inventory write-downs for the remainder of fiscal 2013, ending June 1, 2013.

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

We have also concluded that, in the limited cases where remaining obligations exist after delivery of the product, the obligation relative to the unit of accounting is inconsequential or perfunctory. This conclusion was reached based on the following facts: the timing of any remaining obligation is agreed upon with the customer, which in most cases, is performed immediately after the delivery of the product; the cost and time involved to complete the remaining obligation is minimal, and the costs and time do not vary significantly; we have a demonstrated history of completing the remaining obligations timely; and finally, failure to complete the remaining obligation does not enable the customer to receive a full or partial refund of the product or service.

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

Goodwill and Other Intangible Assets: Goodwill is initially recorded based on the premium paid for acquisitions and is subsequently tested for impairment. We test goodwill for impairment annually and whenever events or circumstances indicate an impairment may have occurred, such as a significant adverse change in the business climate, loss of key personnel or a decision to sell or dispose of a reporting unit. As of September 1, 2012, our goodwill balance was $1.3 million and represents the premium we paid for Powerlink, adjusted for foreign currency translation.

During the fourth quarter of each fiscal year, our goodwill balances are reviewed for impairment using the last day of our third quarter as the measurement date. In accordance with ASC 350 “Intangibles—Goodwill and Other” (“ASC 350”), if indicators of impairment are deemed to be present, we would perform an interim impairment test and any resulting impairment loss would be charged to expense in the period identified.

During the fourth quarter of fiscal 2012, we adopted Accounting Standards Update (“ASU”) 2011-08 which allows a company the option to perform a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of an operating segment. We applied this qualitative approach to our EDG operating segment and concluded that indications of impairment were not present as of June 2, 2012. The qualitative factors considered included macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, and other relevant entity or reporting unit specific events.

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

The interpretation and analysis of these disclosures should not be considered in isolation since such variances in exchange rates would likely influence other economic factors. Such factors, which are not readily quantifiable, would likely also affect our operations. Additional disclosure regarding various market risks are set forth in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended June 2, 2012, and in our Proxy Statement on schedule 14A filed with the Security and Exchange Commission on August 30, 2012.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 1, 2012.

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

(b)	Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the first quarter of fiscal 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended June 2, 2012, and in our Proxy Statement on Schedule 14A filed with the Security and Exchange Commission on August 30, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

			Total Number
			of Shares	Dollar Amount of	Amounts Remaining
	Total Number	Average Price	Purchased as Part	Shares Purchased	Under the Share
	of Shares	Paid per	of Publicly Announced	Under the Plans or	Repurchase
Period	Purchased	Share	Plans or Programs	Programs	Authorization
June 2, 2012					$17,333,081
June 3, 2012—June 30, 2012	285,800	$11.81	285,800	$3,375,588	$38,957,493
July 1, 2012—July 28, 2012 (1)	35,373	$12.19	35,373	$431,323	$38,526,169
July 29, 2012—September 1, 2012	140,513	$12.42	140,513	$1,745,405	$36,780,764

TOTAL	461,686	$12.03	461,686	$5,552,317

Notes:

(1)	On July 25, 2012, the Board of Directors authorized an additional $25.0 million of share repurchases.

ITEM 5. OTHER INFORMATION

Results of Operation and Financial Condition and Declaration of Dividend

On October 10, 2012, we issued a press release reporting results for our first quarter ended September 1, 2012, and the declaration of a cash dividend. A copy of the press release is furnished as Exhibit 99.1 to this Form 10-Q and incorporated by reference herein.

ITEM 6.	EXHIBITS

See exhibit index which is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RICHARDSON ELECTRONICS, LTD.

Date: October 11, 2012	By:	/s/ Kathleen S. Dvorak
Kathleen S. Dvorak
Chief Financial Officer

(on behalf of the Registrant and as Principal Financial Officer)

Exhibit Index

(c)	EXHIBITS

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the Company, incorporated by reference to Appendix B to the Proxy Statement / Prospectus dated November 13, 1986, incorporated by reference to the Company’s Registration Statement on Form S-4.

3.2	Amended and Restated By-Laws of the Company, incorporated by reference to Exhibit 3.2 on the Company’s Report on Form 10-Q for the quarterly period ended December 3, 2011.

31.1	Certification of Edward J. Richardson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed pursuant to Part I).

31.2	Certification of Kathleen S. Dvorak pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed pursuant to Part I).

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed pursuant to Part I).

99.1	Press release, dated October 10, 2012.

101	The following financial information from our Quarterly Report on Form 10-Q for the first quarter of fiscal 2013, filed with the SEC on October 11, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets as of September 1, 2012, and June 2, 2012, (ii) the Unaudited Consolidated Statements of Comprehensive Income for the three months ended September 1, 2012, and September 3, 2011, (iii) the Unaudited Consolidated Statements of Cash Flows for the three months ended September 1, 2012, and September 3, 2011, (iv) the Unaudited Consolidated Statement of Stockholder’s Equity as of September 1, 2012, and (v) Notes to Unaudited Consolidated Financial Statements.