Form 10-Q
period 2012-12-01
RICHARDSON ELECTRONICS LTD/DE
filed 2013-01-10
CIK 355948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 1, 2012

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

As of January 7, 2013, there were outstanding 12,293,532 shares of Common Stock, $0.05 par value and 2,739,569 shares of Class B Common Stock, $0.05 par value, which are convertible into Common Stock of the registrant on a share for share basis.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Richardson Electronics, Ltd.

Consolidated Balance Sheets

(in thousands, except per share amounts)

	Unaudited	Audited
	December 1,	June 2,
	2012	2012
Assets
Current assets:
Cash and cash equivalents	$53,518	$43,893
Accounts receivable, less allowance of $1,047 and $1,058	21,706	19,727
Inventories	35,252	34,675
Prepaid expenses and other assets	1,287	806
Deferred income taxes	2,029	2,095
Income tax receivable	6,381	6,572
Investments - current	86,395	105,009
Discontinued operations - assets	248	514

Total current assets	206,816	213,291

Non-current assets:
Property, plant and equipment, net	4,438	4,375
Goodwill	2,269	1,261
Other intangibles	272	355
Non-current deferred income taxes	1,474	1,458
Investments - non-current	7,380	10,683

Total non-current assets	15,833	18,132

Total assets	$222,649	$231,423

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,960	$12,611
Accrued liabilities	8,302	8,466
Discontinued operations - liabilities	418	253

Total current liabilities	22,680	21,330

Non-current liabilities:
Long-term income tax liabilities	6,947	7,306
Other non-current liabilities	1,385	1,213
Discontinued operations - non-current liabilities	1,380	1,361

Total non-current liabilities	9,712	9,880

Total liabilities	32,392	31,210

Commitments and contingencies	—	—

Stockholders’ equity
Common stock, $0.05 par value; issued 12,284 shares at December 1, 2012, and 13,074 shares at June 2, 2012	611	654
Class B common stock, convertible, $0.05 par value; issued 2,740 shares at December 1, 2012 and 2,920 shares at June 2, 2012	141	146
Preferred stock, $1.00 par value, no shares issued	—	—
Additional paid-in-capital	76,914	88,217
Common stock in treasury, at cost, -0- shares at December 1, 2012, and 18 shares at June 2, 2012	—	(216)
Retained earnings	103,366	104,139
Accumulated other comprehensive income	9,225	7,273

Total stockholders’ equity	190,257	200,213

Total liabilities and stockholders’ equity	$222,649	$231,423

Richardson Electronics, Ltd.

Unaudited Consolidated Statements of Comprehensive Income (Loss)

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	December 1,	December 3,	December 1,	December 3,
	2012	2011	2012	2011
Net sales	$36,603	$39,138	$72,253	$80,649
Cost of sales	25,861	27,448	50,865	56,257

Gross profit	10,742	11,690	21,388	24,392
Selling, general, and administrative expenses	10,228	9,973	20,377	20,745
(Gain) loss on disposal of assets	2	—	(2)	(70)

Operating income	512	1,717	1,013	3,717

Other (income) expense:
Investment/interest income	(352)	(281)	(735)	(645)
Foreign exchange (gain) loss	297	(486)	260	295
Other, net	(42)	19	(65)	(2)

Total other income	(97)	(748)	(540)	(352)

Income from continuing operations before income taxes	609	2,465	1,553	4,069
Income tax provision	28	836	238	1,411

Income from continuing operations	581	1,629	1,315	2,658
Income (loss) from discontinued operations, net of tax	(203)	(799)	(290)	1,803

Net income	378	830	$1,025	$4,461

Foreign currency translation gain (loss), net of tax	1,547	(2,573)	1,947	(1,205)
Fair value adjustments on investments	4	(3)	5	(51)

Comprehensive income (loss)	$1,929	$(1,746)	$2,977	$3,205

Net income per Common share—Basic:
Income from continuing operations	$0.04	$0.10	$0.09	$0.16
Income (loss) from discontinued operations	(0.01)	(0.05)	(0.02)	0.11

Total net income per Common share—Basic:	$0.03	$0.05	$0.07	$0.27

Net income per Class B common share—Basic:
Income from continuing operations	$0.03	$0.09	$0.08	$0.14
Income (loss) from discontinued operations	(0.01)	(0.04)	(0.02)	0.10

Total net income per Class B common share—Basic:	$0.02	$0.05	$0.06	$0.24

Net income per Common share—Diluted:
Income from continuing operations	$0.04	$0.09	$0.08	$0.15
Income (loss) from discontinued operations	(0.01)	(0.05)	(0.02)	0.10

Total net income per Common share—Diluted:	$0.03	$0.04	$0.06	$0.25

Net income per Class B common share—Diluted:
Income from continuing operations	$0.03	$0.09	$0.08	$0.14
Income (loss) from discontinued operations	(0.01)	(0.04)	(0.02)	0.10

Total net income per Class B common share—Diluted:	$0.02	$0.05	$0.06	$0.24

Weighted average number of shares:
Common shares—Basic	12,437	14,069	12,604	14,206

Class B common shares—Basic	2,812	2,940	2,863	2,946

Common shares—Diluted	15,345	17,161	15,567	17,319

Class B common shares—Diluted	2,812	2,940	2,863	2,946

Dividends per common share	$0.060	$0.050	$0.120	$0.100

Dividends per Class B common share	$0.054	$0.045	$0.108	$0.090

Richardson Electronics, Ltd.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended		Six Months Ended
	December 1,	December 3,	December 1,	December 3,
	2012	2011	2012	2011
Operating activities:
Net income	$378	$830	$1,025	$4,461
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	266	280	565	564
(Gain) loss on sale of investments	(1)	11	(21)	1
(Gain) loss on disposal of assets	2	—	(2)	—
Stock compensation expense	208	107	332	262
Change in assets and liabilities, net of effects of acquired businesses:
Deferred income taxes	(7)	(3,514)	(8)	1,815
Accounts receivable	(758)	161	(1,404)	(64)
Income tax receivable	36	2,686	191	(5,584)
Inventories	2,265	(1,978)	1,715	(5,592)
Prepaid expenses and other assets	196	5,631	(426)	8,426
Accounts payable	2,664	(503)	1,234	(3,084)
Accrued liabilities	806	(9,230)	(200)	(42,866)
Long-term income tax liabilities	4	4,396	(317)	(7,015)
Other	148	1,744	190	1,678

Net cash provided by (used in) operating activities	6,207	621	2,874	(46,998)

Investing activities:
Cash consideration paid for acquired businesses	(2,557)	(2,297)	(2,557)	(2,297)
Capital expenditures	(478)	—	(557)	(74)
Proceeds from sale of assets	—	—	4	16
Proceeds from maturity of investments	39,763	64,849	97,510	202,382
Purchases of investments	(23,838)	(68,878)	(75,562)	(285,162)
Proceeds from sales of available-for-sale securities	83	58	137	121
Purchases of available-for-sale securities	(83)	(58)	(137)	(121)
Other	—	3	—	51

Net cash provided by (used in) investing activities	12,890	(6,323)	18,838	(85,084)

Financing activities:
Repurchase of common stock	(5,998)	(4,197)	(11,550)	(11,888)
Proceeds from issuance of common stock	72	275	83	362
Cash dividends paid	(1,799)	(832)	(1,799)	(1,678)
Other	—	(4)	—	3

Net cash used in financing activities	(7,725)	(4,758)	(13,266)	(13,201)

Effect of exchange rate changes on cash and cash equivalents	908	(1,594)	1,179	(510)

Increase/ (decrease) in cash and cash equivalents	12,280	(12,054)	9,625	(145,793)
Cash and cash equivalents at beginning of period	41,238	37,236	43,893	170,975

Cash and cash equivalents at end of period	$53,518	$25,182	$53,518	$25,182

Richardson Electronics, Ltd.

Unaudited Consolidated Statement of Stockholders’ Equity

(in thousands)

							Accumulated
				Additional	Common		Other
		Class B	Par	Paid In	Stock in	Retained	Comprehensive
	Common	Common	Value	Capital	Treasury	Earnings	Income (loss)	Total
Balance June 2, 2012:	13,074	2,920	$800	$88,217	$(216)	$104,139	$7,273	$200,213
Net income	—	—	—	—	—	1,025	—	1,025
Foreign currency translation	—	—	—	—	—	—	1,947	1,947
Fair value adjustments on investments	—	—	—	—	—	—	5	5
Share-based compensation:
Stock options	—	—	—	332	—	—	—	332
Common stock:
Options exercised	13	—	1	81	—	—	—	82
Cancelled shares	—	(105)	—	—	—	—	—	—
Repurchase of common stock	—	—	—	—	(11,549)	—	—	(11,549)
Treasury stock	(908)	(75)	(49)	(11,717)	11,766			—
Other	105	—	—	1	(1)	1	—	1
Dividends paid
Common ($0.12 per share)	—	—	—	—	—	(1,495)	—	(1,495)
Class B ($0.108 per share)	—	—	—	—	—	(304)	—	(304)

Balance December 1, 2012:	12,284	2,740	$752	$76,914	$—	$103,366	$9,225	$190,257

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

Our fiscal quarter ends on the Saturday nearest the end of the quarter-ending month. The first six months of fiscal 2013 and 2012 contained 26 and 27 weeks, respectively.

In the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results of interim periods have been made. All inter-company transactions and balances have been eliminated. The unaudited consolidated financial statements presented herein include the accounts of our wholly owned subsidiaries. The results of our operations for the three and six months ended December 1, 2012, are not necessarily indicative of the results that may be expected for the fiscal year ending June 1, 2013.

The financial information contained in this report should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended June 2, 2012, that we filed on July 27, 2012.

3. UPDATES TO CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Inventories: Our worldwide inventories are stated at the lower of cost or market, generally using a weighted-average cost method. Our inventories included approximately $32.7 million of finished goods and $2.6 million of raw materials and work-in-progress as of December 1, 2012, as compared to approximately $31.8 million of finished goods and $2.9 million of raw materials and work-in-progress as of June 2, 2012.

At this time, we do not anticipate any material risks or uncertainties related to possible future inventory write-downs.

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

Goodwill and Other Intangible Assets: Goodwill is initially recorded based on the premium paid for acquisitions and is subsequently tested for impairment. We test goodwill for impairment annually and whenever events or circumstances indicate an impairment may have occurred, such as a significant adverse change in the business climate, loss of key personnel or a decision to sell or dispose of a reporting unit. As of December 1, 2012, our goodwill balance was $2.3 million and represents the premium we paid for Powerlink of $1.4 million during the second quarter of fiscal 2012, adjusted for foreign currency translation, and the premium we paid for D and C of $0.9 million during our second quarter of fiscal 2013.

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

Our intangible assets represent the fair value that we determined for customer relationships acquired in connection with the acquisition of Powerlink during the second quarter of our fiscal year 2012. The fair value was based upon discounted cash flows that the customer relationships are expected to generate over the next twenty years.

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

Financial Summary – Discontinued Operations

Summary financial results for the three and six months ended December 1, 2012, and December 3, 2011, are presented in the following table (in thousands):

	Three Months		Six Months
	Dec 1, 2012	Dec 3, 2011	Dec 1, 2012	Dec 3, 2011
Net sales	$278	$816	$499	$1,691
Gross profit (loss)	(128)	(105)	(221)	(374)
Selling, general, and administrative expenses	201	29	266	(448)
Other (income) expense	1	—	1	—
Additonal gain on sale	—	—	—	(266)
Income tax provision (benefit)	(127)	665	(198)	(1,463)
Income (loss) from discontinued operations, net of tax	$(203)	$(799)	$(290)	$1,803

Net sales and gross profit (loss) for the three and six months ended December 1, 2012, reflect our financial results relating to the Manufacturing Agreement with Arrow that we entered into in connection with the Transaction. Pursuant to the three-year agreement, we agreed to continue to manufacture certain RFPD products for Arrow. During the first quarter ended September 3, 2011, in connection with an examination by the Internal Revenue Service, we reduced our deferred tax liability by $2.1 million related to our un-repatriated foreign earnings based on a determination of the earnings and profits that would remain in certain foreign subsidiaries after the Arrow transaction.

Assets and liabilities classified as discontinued operations on our unaudited consolidated balance sheets as of December 1, 2012, and June 2, 2012, include the following (in thousands):

	Dec 1, 2012	Jun 2, 2012
Inventories	$248	$503
Prepaid expenses and other assets	—	11

Discontinued operations—Assets	$248	$514

Accrued liabilities—current (1)	$418	$253
Long-term income tax liabilities (2)	1,380	1,361

Discontinued operations—Liabilities	$1,798	$1,614

(1)	Included in accrued liabilities as of December 1, 2012, is a payable to Arrow for transition services of $ 1.8 million, offset by a receivable due to us from Arrow for transition services of $1.4 million.
(2)	Included in long-term income tax liabilites as of December 1, 2012, is the reserve for uncertain tax positions.

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

The allocation of the final purchase price, recorded during the second quarter of fiscal 2012, included $0.4 million of trade receivables, $0.2 million of inventory, $0.4 million of other intangibles, and $1.4 million of goodwill. The goodwill represents the excess of purchase price over the fair market value of the identifiable net assets we acquired. Pro forma financial information is not presented due to immateriality.

On September 4, 2012, we acquired the assets of D and C Import-Export, Inc. (“D and C”) for approximately $2.6 million. D and C, a Florida-based distributor of power grid tubes and associated RF components, services the commercial, broadcast, medical, industrial, scientific, and military markets. This acquisition provides us with access to additional product lines, vendors, and customers.

The allocation of the final purchase price, recorded during the second quarter of fiscal 2013, included $0.2 million of trade receivables, $1.5 million of inventory, and $0.9 million of goodwill. The purchase price is preliminary and subject to change based on the completion of a valuation of the respective assets and liabilities. Pro forma financial information is not presented due to immateriality.

6. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is initially recorded based on the premium paid for acquisitions and is subsequently tested for impairment. We test goodwill for impairment annually and whenever events or circumstances indicates an impairment may be occurred, such as a significant adverse change in the business climate, loss of key personnel, or a decision to sell or dispose of a reporting unit. As of December 1, 2012, our goodwill balance was $2.3 million and represents the premium we paid for Powerlink of $1.4 million during our second quarter of fiscal 2012, adjusted for foreign currency translation, and the premium we paid for D and C of $0.9 million during our second quarter of fiscal 2013.

During the fourth quarter of each fiscal year, our goodwill balances are reviewed for impairment using the last day of our third quarter as the measurement date. In accordance with ASC 350, if indicators of impairment are deemed to be present, we would perform an interim impairment test and any resulting impairment loss would be charged to expense in the period identified.

Changes in the carrying value of goodwill are as follows (in thousands):

	Powerlink	D and C	TOTAL
Balance at June 2, 2012	$1,261	$—	$1,261
Premium Paid for D and C Acquisition	—	911	911
Foreign currency translation	97	—	97

Balance at December 1, 2012	$1,358	$911	$2,269

Intangible assets are initially recorded at their fair market values determined on quoted market prices in active markets, if available, or recognized valuation models. Intangible assets that have finite useful lives are amortized on a straight-line basis over their useful lives.

Our intangible assets represent the fair value for customer relationships acquired in connection with the acquisition of Powerlink during the second quarter of our fiscal year 2012.

Intangible assets subject to amortization as well as amortization expense are as follows (in thousands):

	Intangible Assets Subject to Amortization as of
	Dec 1, 2012	June 2, 2012
Gross Amounts:
Customer Relationship	$335	$363
Foreign currency translation	(4)	—

Total Gross Amounts	$331	$363

Accumulated Amortization:
Customer Relationship	$59	$8

Total Accumulated Amortization	$59	$8

The amortization expense associated with the intangible assets subject to amortization for the next five years is presented in the following table (in thousands):

Amortization Expense
Fiscal Year
Remaining fiscal 2013	$21
2014	$36
2015	$31
2016	$27
2017	$17
Thereafter	$140

The weighted average number of years of amortization expense remaining is 13.97.

7. INVESTMENTS

As of December 1, 2012, we had approximately $93.4 million invested in time deposits and certificate of deposits (“CD”). Of this, $86.4 million mature in less than twelve months and $7.0 million mature in greater than twelve months. The fair value of these investments is equal to the face value of each time deposit and CD.

We also have investments in equity securities, all of which are classified as available-for-sale and are carried at their fair value based on quoted market prices. Our investments, which are included in non-current assets, had a carrying amount of $0.4 million as of December 1, 2012, and as of June 2, 2012. Proceeds from the sale of securities were $0.1 million during the second quarter and first six months of fiscal 2013 and during the first six months of fiscal 2012, and less than $0.1 million during the second quarter of fiscal 2012. We reinvested proceeds from the sale of securities, and the cost of the equity securities sold was based on a specific identification method. Gross realized gains and losses on those sales were less than $0.1 million during the second quarter and first six months of fiscal 2013 and fiscal 2012. Net unrealized holding losses of less than $0.1 million during the second quarter and first six months of fiscal 2013 and fiscal 2012, have been included in accumulated other comprehensive income.

8. WARRANTIES

We offer warranties for the limited number of specific products we manufacture. We also provide extended warranties for some products we sell that lengthen the period of coverage specified in the manufacturer’s original warranty. Our warranty terms generally range from one to three years.

Warranty reserves are established for costs that are expected to be incurred after the sale and delivery of products under warranty. Warranty reserves are included in accrued liabilities on our consolidated balance sheets. The warranty reserves are determined based on known product failures, historical experience, and other available evidence. Warranty reserves were approximately $0.2 million as of December 1, 2012, and $0.1 million as of June 2, 2012.

9. LEASE OBLIGATIONS, OTHER COMMITMENTS, AND CONTINGENCIES

We lease certain warehouse and office facilities and office equipment under non-cancelable operating leases. Rent expense from continuing operations during the first six months of fiscal 2013 was $0.7 million. Under the terms of the Transaction, Arrow assumed many of our facility leases and we are sub-leasing space from Arrow. Our future minimum lease commitments, including common area maintenance charges and property taxes during the remainder of fiscal 2013 and the next four years have been adjusted to reflect the Transaction as follows (in thousands) :

Fiscal Year	Payments
Remaining Fiscal 2013	$575
2014	$717
2015	$661
2016	$396
2017	$22
Thereafter	$—

Total	$2,371

10. INCOME TAXES

The effective income tax rate from continuing operations during the first six months of fiscal 2013 was 15.3% as compared to 34.7% during the first six months of fiscal 2012. The decrease in rate during the first six months of fiscal 2013, as compared to fiscal 2012, was due to the decrease in available cash in foreign jurisdictions to distribute unremitted foreign earnings with respect to ASC 740-30, Income Taxes – Other Considerations or Special Areas. The effective rate as compared to the federal statutory rate of 34.0% resulted from our geographical distribution of taxable income or losses, apportionment of income to various states, in addition to our position with respect to ASC 740-30, Income Taxes – Other Considerations or Special Areas.

In the normal course of business, we are subject to examination by taxing authorities throughout the world. We are no longer subject to either U.S. federal, state or local, or non-U.S. tax examinations by tax authorities for years prior to fiscal 2004. Currently, we are under federal audit in the U.S. for fiscal year 2011. Based on the recent commencement of the audit, no tax matters have arisen that would result in material adjustments. Our primary foreign tax jurisdictions are Germany and the Netherlands. We have tax years open in Germany and the Netherlands beginning in fiscal 2007.

As of December 1, 2012, $46.7 million of cumulative positive earnings of some of our foreign subsidiaries are still considered permanently reinvested pursuant to ASC 740-30, Income Taxes-Other Considerations or Special Areas. It is not practical to determine what, if any, tax liability might exist if such earnings were to be repatriated.

As of December 1, 2012, our worldwide liability for uncertain tax positions related to continuing operations, excluding interest and penalties, was $0.4 million as compared to $0.5 million as of June 2, 2012. We record penalties and interest relating to uncertain tax positions in the income tax expense line item within the unaudited consolidated statements of income and comprehensive income.

It is reasonably possible that there will be a change in the unrecognized tax benefits related to continuing operations, excluding interest and penalties, in the range of $0 to approximately $0.03 million due to the expiration of various statutes of limitations within the next 12 months.

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

The earnings per share (“EPS”) presented in our unaudited consolidated statements of comprehensive income (loss) are based on the following amounts (in thousands, except per share amounts):

	Three Months Ended
	December 1, 2012		December 3, 2011
	Basic	Diluted	Basic	Diluted
Numerator for Basic and Diluted EPS:
Income from continuing operations	$581	$581	$1,629	$1,629
Less dividends:
Common stock	737	737	699	699
Class B common stock	148	148	133	133

Undistributed earnings (losses)	$(304)	$(304)	$797	$797

Common stock undistributed earnings (losses)	$(253)	$(253)	$671	$672
Class B common stock undistributed earnings (losses)	(51)	(51)	126	125

Total undistributed earnings (losses)	$(304)	$(304)	$797	$797

Income (loss) from discontinued operations	$(203)	$(203)	$(799)	$(799)
Less dividends:
Common stock	737	737	699	699
Class B common stock	148	148	133	133

Undistributed earnings (losses)	$(1,088)	$(1,088)	$(1,631)	$(1,631)

Common stock undistributed earnings (losses)	$(904)	$(905)	$(1,373)	$(1,375)
Class B common stock undistributed earnings (losses)	(184)	(183)	(258)	(256)

Total undistributed earnings (losses)	$(1,088)	$(1,088)	$(1,631)	$(1,631)

Net income	$378	$378	$830	$830
Less dividends:
Common stock	737	737	699	699
Class B common stock	148	148	133	133

Undistributed earnings (losses)	$(507)	$(507)	$(2)	$(2)

Common stock undistributed earnings (losses)	$(421)	$(422)	$(2)	$(2)
Class B common stock undistributed earnings (losses)	(86)	(85)	—	—

Total undistributed earnings (losses)	$(507)	$(507)	$(2)	$(2)

Denominator for basic and diluted EPS:
Common stock weighted average shares	12,437	12,437	14,069	14,069

Class B common stock weighted average shares, and shares under if-converted method for diluted EPS	2,812	2,812	2,940	2,940

Effect of dilutive securities Dilutive stock options		96		152
Denominator for diluted EPS adjusted for weighted average shares and assumed conversions		15,345		17,161

Income from continuing operations per share:
Common stock	$0.04	$0.04	$0.10	$0.09

Class B common stock	$0.03	$0.03	$0.09	$0.09

Income (loss) from discontinued operations per share:
Common stock	$(0.01)	$(0.01)	$(0.05)	$(0.05)

Class B common stock	$(0.01)	$(0.01)	$(0.04)	$(0.04)

Net income per share:
Common stock	$0.03	$0.03	$0.05	$0.04

Class B common stock	$0.02	$0.02	$0.05	$0.05

Note: Common stock options that were anti-dilutive and not included in diluted earnings per common share for the second quarter of fiscal 2013 and fiscal 2012 were 477,064 and 183,500, respectively.

	Six Months Ended
	December 1, 2012		December 3, 2011
	Basic	Diluted	Basic	Diluted
Numerator for Basic and Diluted EPS:
Income from continuing operations	$1,315	$1,315	$2,658	$2,658
Less dividends:
Common stock	1,495	1,495	1,413	1,413
Class B common stock	304	304	265	265

Undistributed earnings (losses)	$(484)	$(484)	$980	$980

Common stock undistributed earnings (losses)	$(402)	$(402)	$826	$827
Class B common stock undistributed earnings (losses)	(82)	(82)	154	153

Total undistributed earnings (losses)	$(484)	$(484)	$980	$980

Income (loss) from discontinued operations	$(290)	$(290)	$1,803	$1,803
Less dividends:
Common stock	1,495	1,495	1,413	1,413
Class B common stock	304	304	265	265

Undistributed earnings (losses)	$(2,089)	$(2,089)	$125	$125

Common stock undistributed earnings (losses)	$(1,734)	$(1,737)	$105	$106
Class B common stock undistributed earnings (losses)	(355)	(352)	20	19

Total undistributed earnings (losses)	$(2,089)	$(2,089)	$125	$125

Net income	$1,025	$1,025	$4,461	$4,461
Less dividends:
Common stock	1,495	1,495	1,413	1,413
Class B common stock	304	304	265	265

Undistributed earnings (losses)	$(774)	$(774)	$2,783	$2,783

Common stock undistributed earnings (losses)	$(643)	$(643)	$2,345	$2,350
Class B common stock undistributed earnings (losses)	(131)	(131)	438	433

Total undistributed earnings (losses)	$(774)	$(774)	$2,783	$2,783

Denominator for basic and diluted EPS:
Common stock weighted average shares	12,604	12,604	14,206	14,206

Class B common stock weighted average shares,and shares under if-converted method for diluted EPS	2,863	2,863	2,946	2,946

Effect of dilutive securities Dilutive stock options		100		167
Denominator for diluted EPS adjusted for weighted average shares and assumed conversions		15,567		17,319

Income from continuing operations per share:
Common stock	$0.09	$0.08	$0.16	$0.15

Class B common stock	$0.08	$0.08	$0.14	$0.14

Income (loss) from discontinued operations per share:
Common stock	$(0.02)	$(0.02)	$0.11	$0.10

Class B common stock	$(0.02)	$(0.02)	$0.10	$0.10

Net income per share:
Common stock	$0.07	$0.06	$0.27	$0.25

Class B common stock	$0.06	$0.06	$0.24	$0.24

Note: Common stock options that were anti-dilutive and not included in diluted earnings per common share for the first six months of fiscal 2013 and fiscal 2012 were 267,564 and 25,000, respectively.

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

The CEO evaluates performance and allocates resources primarily based on the gross profit of each segment.

Operating results by segment are summarized in the following table (in thousands):

	Three Months Ended		Six Months Ended
	December 1,	December 3,	December 1,	December 3,
	2012	2011	2012	2011
EDG
Net Sales	$26,186	$28,022	$51,813	$58,751
Gross Profit	$7,930	$8,546	$15,930	$18,217

Canvys
Net Sales	$10,417	$11,116	$20,440	$21,898
Gross Profit	$2,812	$3,144	$5,458	$6,175

A reconciliation of assets to the relevant consolidated amount is as follows (in thousands):

	December 1,	June 2,
	2012	2012
Segment assets	$57,255	$54,768
Cash	53,518	43,893
Investments—current	86,395	105,009
Other current assets (1)	11,941	10,723
Net property	4,438	4,375
Investments—non-current	7,380	10,683
Other assets (2)	1,474	1,458
Assets of discontinued operations (3)	248	514

Total assets	$222,649	$231,423

(1)	Other current assets include miscellaneous receivables, prepaid expenses, and current deferred income taxes.
(2)	Other assets primarily include non-current deferred income taxes.
(3)	See Footnote 4—Discontinued Operations.

Geographic net sales information is primarily grouped by customer destination into five areas: North America; Asia/Pacific; Europe; Latin America; and Other.

Net sales and gross profit by geographic region are summarized in the following table (in thousands):

	Three Months Ended		Six Months Ended
	December 1,	December 3,	December 1,	December 3,
	2012	2011	2012	2011
Net Sales
North America	$16,436	$16,850	$32,182	$33,403
Asia/Pacific	5,437	6,159	11,784	14,052
Europe	12,305	12,564	23,042	26,122
Latin America	2,320	2,282	4,767	5,113
Other	105	1,283	478	1,959

Total	$36,603	$39,138	$72,253	$80,649

Gross Profit
North America	$5,520	$5,303	$10,809	$10,666
Asia/Pacific	1,860	2,277	4,054	4,937
Europe	3,806	3,962	7,030	8,347
Latin America	788	855	1,616	1,917
Other	(1,232)	(707)	(2,121)	(1,475)

Total	$10,742	$11,690	$21,388	$24,392

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

As of December 1, 2012, we held investments that are required to be measured at fair value on a recurring basis. Our investments consist of time deposits and CDs, where face value is equal to fair value, and equity securities of publicly traded companies for which market prices are readily available.

Investments measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of December 1, 2012, and June 2, 2012, were as follows (in thousands):

	Level 1	Level 2	Level 3
December 1, 2012
Time deposits/CDs	$93,369	$—	$—
Equity securities	406	—	—

Total	$93,775	$—	$—

June 2, 2012
Time deposits/CDs	$115,318	$—	$—
Equity securities	374	—	—

Total	$115,692	$—	$—

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

•

Results of Operations – an analysis and comparison of our consolidated results of operations for the three and six months ended December 1, 2012, and December 3, 2011, as reflected in our unaudited consolidated statements of comprehensive income (loss.)

•

Liquidity, Financial Position, and Capital Resources – a discussion of our primary sources and uses of cash for the six months ended December 1, 2012, and December 3, 2011, and a discussion of changes in our financial position.

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

We currently have operations in the following major geographic regions:

•	North America;

•	Asia/Pacific;

•	Europe; and

•	Latin America.

RESULTS OF CONTINUING OPERATIONS

FINANCIAL SUMMARY—THREE MONTHS ENDED DECEMBER 1, 2012

•	Net sales for the second quarter of fiscal 2013 were $36.6 million, down 6.5%, compared to net sales of $39.1 million during the second quarter of last year.

•	Gross margin as a percentage of net sales decreased to 29.3% during the second quarter of fiscal 2013, compared to 29.9% during the second quarter of last year.

•	SG&A expenses during the second quarter of fiscal 2013 were $10.2 million, or 27.9% of net sales, compared to $10.0 million, or 25.5% of net sales, during the second quarter of last year.

•

Operating income during the second quarter of fiscal 2013 was $0.5 million, or 1.4% of net sales, compared to operating income of $1.7 million, or 4.4% of net sales, during the second quarter of last year.

•

Income from continuing operations during the second quarter of fiscal 2013 was $0.6 million, or $0.04 per diluted common share, compared to income from continuing operations of $1.6 million, or $0.09 per diluted common share, during the second quarter of last year.

•

Loss from discontinued operations, net of tax, was $0.2 million, during the second quarter of fiscal 2013 compared to a loss from discontinued operations, net of tax, of $0.8 million, during the second quarter of last year.

•

Net income during the second quarter of fiscal 2013 was $0.4 million, or $0.03 per diluted common share, compared to net income of $0.8 million, or $0.04 per diluted common share, during the second quarter of last year.

FINANCIAL SUMMARY—SIX MONTHS ENDED DECEMBER 1, 2012

•	Net sales for the first six months of fiscal 2013 were $72.3 million, down 10.4%, compared to net sales of $80.6 million during the first six months of last year.

•	Gross margin as a percentage of net sales decreased to 29.6% during the first six months of fiscal 2013, compared to 30.2% during the first six months of last year.

•	SG&A expenses during the first six months of fiscal 2013 were $20.4 million, or 28.2% of net sales, compared to $20.7 million, or 25.7% of net sales, during the first six months of last year.

•

Operating income during the first six months of fiscal 2013 was $1.0 million, or 1.4% of net sales, compared to operating income of $3.7 million, or 4.6% of net sales, during the first six months of last year.

•

Income from continuing operations during the first six months of fiscal 2013 was $1.3 million, or $0.08 per diluted common share, compared to income from continuing operations of $2.7 million, or $0.15 per diluted common share, during the first six months of last year.

•

Loss from discontinued operations, net of tax, was $0.3 million, during the first six months of fiscal 2013 compared to income from discontinued operations, net of tax, of $1.8 million, or $0.10 per diluted common share, during the first six months of last year.

•

Net income during the first six months of fiscal 2013 was $1.0 million, or $0.06 per diluted common share, compared to net income of $4.5 million, or $0.25 per diluted common share, during the first six months of last year.

Net Sales and Gross Profit Analysis

During the second quarter of fiscal 2013, consolidated net sales decreased 6.5% to $36.6 million, compared to $39.1 million during the second quarter of fiscal 2012. During the first six months of fiscal 2013, consolidated net sales decreased 10.4% to $72.3 million, compared to $80.6 million during the first six months of fiscal 2012.

Net sales by segment and percent change during the second quarter and first six months of fiscal 2013 and 2012 were as follows (in thousands):

Net Sales

	FY 2013	FY 2012	% Change
Second Quarter
EDG	$26,186	$28,022	(6.6%)
Canvys	10,417	11,116	(6.3%)

Total	$36,603	$39,138	(6.5%)

	FY 2013	FY 2012	% Change
First Six Months
EDG	$51,813	$58,751	(11.8%)
Canvys	20,440	21,898	(6.7%)

Total	$72,253	$80,649	(10.4%)

Consolidated gross profit as a percentage of net sales decreased to 29.3% during the second quarter of fiscal 2013, as compared to 29.9% during the second quarter of fiscal 2012 and to 29.6% during the first six months of fiscal 2013, as compared to 30.2% during the first six months of fiscal 2012.

Gross profit reflects the distribution and manufacturing product margin less manufacturing variances, inventory obsolescence charges, customer returns, scrap and cycle count adjustments, engineering costs, and other provisions.

Gross profit by segment and percent of segment net sales during the second quarter and first six months of fiscal 2013 and 2012 were as follows (in thousands):

Gross Profit

		% of		% of
	FY 2013	Net Sales	FY 2012	Net Sales
First Quarter
EDG	$7,930	30.3%	$8,546	30.5%
Canvys	2,812	27.0%	3,144	28.3%

Total	$10,742	29.3%	$11,690	29.9%

		% of		% of
	FY 2013	Net Sales	FY 2012	Net Sales
First Six Months
EDG	$15,930	30.7%	$18,217	31.0%
Canvys	5,458	26.7%	6,175	28.2%

Total	$21,388	29.6%	$24,392	30.2%

Electron Device Group

Net sales for EDG decreased 6.6% to $26.2 million during the second quarter of fiscal 2013, from $28.0 million during the second quarter of fiscal 2012. Net sales of tubes decreased to $20.9 million during the second quarter of fiscal 2013, as compared to $22.7 million during the second quarter of fiscal 2012, due primarily to economic concerns and weaker demand in the plastic, wood and semiconductor fabrication markets. Gross margin as a percentage of net sales decreased slightly to 30.3% during the second quarter of fiscal 2013, as compared to 30.5% during the second quarter of fiscal 2012. The overall decrease in gross margin primarily reflects unabsorbed manufacturing labor and overhead costs associated with the decline in demand for semiconductor wafer fabrication components.

Net sales for EDG decreased 11.8% to $51.8 million during the first six months of fiscal 2013, from $58.8 million during the first six months of fiscal 2012. Net sales of tubes decreased to $41.3 million during the first six months of fiscal 2013, as compared to $47.9 million during the first six months of fiscal 2012, relating to the reasons mentioned above. Gross margin as a percentage of net sales decreased slightly to 30.7% during the first six months of fiscal 2013, as compared to 31.0% during the first six months of fiscal 2012. The overall decrease in gross margin primarily reflects under absorption in manufacturing due to the decline in demand for semiconductor wafer fabrication components.

Canvys

Canvys net sales decreased 6.3% to $10.4 million during the second quarter of fiscal 2013, from $11.1 million during the second quarter of fiscal 2012. Sales increased in the North America Custom OEM and Healthcare segments, while sales in Europe were down due to the continuing effect of the economic environment. Gross margin as a percentage of net sales decreased to 27.0% during the second quarter of fiscal 2013 as compared to 28.3% during the second quarter of fiscal 2012, due primarily to lower margin in Europe associated with customer mix and currency exchange.

Canvys net sales decreased 6.7% to $20.4 million during the first six months of fiscal 2013, from $21.9 million during the first six months of fiscal 2012. Sales increased in the North America Custom OEM and Healthcare segments, while sales in Europe were down due to the continuing effect of the economic environment on German exports. Gross margin as a percentage of net sales decreased to 26.7% during the first six months of fiscal 2013 as compared to 28.2% during the first six months of fiscal 2012, due primarily to lower margin in Europe associated with customer mix and currency exchange.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses (“SG&A”) increased during the second quarter of fiscal 2013 to $10.2 million from $10.0 million during the second quarter of fiscal 2012. The $0.2 million increase includes a $0.5 million increase of SG&A for EDG and a $0.1 million increase of SG&A for Canvys, offset by a $0.4 million reduction of total company support function costs. The increase of $0.5 million within EDG was due primarily to increases in bad debt expense, employee related costs, and product development costs. The increase of $0.1 million within Canvys was due primarily to employee related costs. The decrease of $0.4 million in total company support function costs was due primarily to decreases in professional services.

SG&A decreased during the first six months of fiscal 2013 to $20.4 million from $20.7 million during the first six months of fiscal 2012. The $0.3 million decrease includes a $0.2 million reduction of SG&A for Canvys and a $0.7 million reduction of total company support function costs, offset by a $0.6 million increase of SG&A for EDG. The decrease of $0.2 million within Canvys was due primarily to a reduction in bad debt expense. The decrease of $0.7 million in support functions was due primarily to headcount reductions and professional services. The increase in SG&A for EDG of $0.6 million was due primarily to increases in bad debt expense and product development costs.

Other (Income) Expense

Other (income) expense was $0.1 million of income during the second quarter of fiscal 2013, as compared to $0.7 million of income during the second quarter of fiscal 2012. Other (income) expense included a foreign exchange loss of $0.3 million during the second quarter of fiscal 2013, as compared to a foreign exchange gain of $0.5 million during the second quarter of fiscal 2012. Our foreign exchange gains and losses are primarily due to the translation of our U.S. dollars we hold in non-U.S. entities. We currently do not utilize derivative instruments to manage our exposure to foreign currency. The second quarter of fiscal 2013 and fiscal 2012 also included $0.4 million and $0.3 million, respectively, of investment/interest income.

Other (income) expense was $0.5 million of income during the first six months of fiscal 2013, as compared to $0.4 million of income during the first six months of fiscal 2012. Other (income) expense included a foreign exchange loss of $0.3 million during the first six months of fiscal 2013 and fiscal 2012. Our foreign exchange gains and losses are primarily due to the translation of our U.S. dollars we hold in non-U.S. entities. We currently do not utilize derivative instruments to manage our exposure to foreign currency. The first six months of fiscal 2013 and fiscal 2012 also included $0.7 million and $0.6 million, respectively, of investment/interest income.

Income Tax Provision

The effective income tax rate from continuing operations during the first six months of fiscal 2013 was 15.3% as compared to 34.7% during the first six months of fiscal 2012. The decrease in rate during the first six months of fiscal 2013, as compared to fiscal 2012, was due to the decrease in available cash in foreign jurisdictions to distribute unremitted foreign earnings with respect to ASC 740-30, Income Taxes – Other Considerations or Special Areas. The effective rate as compared to the federal statutory rate of 34.0% resulted from our geographical distribution of taxable income or losses, apportionment of income to various states, in addition to our position with respect to ASC 740-30, Income Taxes – Other Considerations or Special Areas.

In the normal course of business, we are subject to examination by taxing authorities throughout the world. We are no longer subject to either U.S. federal, state or local, or non-U.S. tax examinations by tax authorities for years prior to fiscal 2004. Currently, we are under federal audit in the U.S. for fiscal year 2011. Based on the recent commencement of the audit, no tax matters have arisen that would result in material adjustments. Our primary foreign tax jurisdictions are Germany and the Netherlands. We have tax years open in Germany and the Netherlands beginning in fiscal 2007.

As of December 1, 2012, $46.7 million of cumulative positive earnings of some of our foreign subsidiaries are still considered permanently reinvested pursuant to ASC 740-30, Income Taxes-Other Considerations or Special Areas. It is not practical to determine what, if any, tax liability might exist if such earnings were to be repatriated.

As of December 1, 2012, our worldwide liability for uncertain tax positions related to continuing operations, excluding interest and penalties, was $0.4 million as compared to $0.5 million as of June 2, 2012. We record penalties and interest relating to uncertain tax positions in the income tax expense line item within the unaudited consolidated statements of income and comprehensive income.

It is reasonably possible that there will be a change in the unrecognized tax benefits related to continuing operations, excluding interest and penalties, in the range of $0 to approximately $0.03 million due to the expiration of various statutes of limitations within the next 12 months.

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

Financial Summary – Discontinued Operations

Summary financial results for the three and six months ended December 1, 2012, and December 3, 2011, are presented in the following table (in thousands):

	Three Months		Six Months
	Dec 1, 2012	Dec 3, 2011	Dec 1, 2012	Dec 3, 2011
Net sales	$278	$816	$499	$1,691
Gross profit (loss)	(128)	(105)	(221)	(374)
Selling, general, and administrative expenses	201	29	266	(448)
Other (income) expense	1	—	1	—
Additonal gain on sale	—	—	—	(266)
Income tax provision (benefit)	(127)	665	(198)	(1,463)
Income (loss) from discontinued operations, net of tax	$(203)	$(799)	$(290)	$1,803

Net sales and gross profit (loss) for the three and six months ended December 1, 2012, reflect our financial results relating to the Manufacturing Agreement with Arrow that we entered into in connection with the Transaction. Pursuant to the three-year agreement, we agreed to continue to manufacture certain RFPD products for Arrow. During the first quarter ended September 3, 2011, in connection with an examination by the Internal Revenue Service, we reduced our deferred tax liability by $2.1 million related to our un-repatriated foreign earnings based on a determination of the earnings and profits that would remain in certain foreign subsidiaries after the Arrow transaction.

Assets and liabilities classified as discontinued operations on our unaudited consolidated balance sheets as of December 1, 2012, and June 2, 2012, include the following (in thousands):

	Dec 1, 2012	Jun 2, 2012
Inventories	$248	$503
Prepaid expenses and other assets	—	11

Discontinued operations—Assets	$248	$514

Accrued liabilities—current (1)	$418	$253
Long-term income tax liabilities (2)	1,380	1,361

Discontinued operations—Liabilities	$1,798	$1,614

(1)	Included in accrued liabilities as of December 1, 2012, is a payable to Arrow for transition services of $1.8 million, offset by a receivable due to us from Arrow for transition services of $1.4 million.
(2)	Included in long-term income tax liabilites as of December 1, 2012, is the reserve for uncertain tax positions.

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

Net Income and Per Share Data

Net income during the second quarter of fiscal 2013 was $0.4 million, or $0.03 per diluted common share and $0.02 per Class B diluted common share, as compared to net income of $0.8 million during the second quarter of fiscal 2012, or $0.04 per diluted common share and $0.05 per Class B diluted common share.

Net income during the first six months of fiscal 2013 was $1.0 million, or $0.06 per diluted common share and $0.06 per Class B diluted common share, as compared to net income of $4.5 million during the first six months of fiscal 2012, or $0.25 per diluted common share and $0.24 per Class B diluted common share.

LIQUIDITY, FINANCIAL POSITION, AND CAPITAL RESOURCES

Our growth and cash needs have been primarily financed through income from operations. Cash and cash equivalents for the first six months ended December 1, 2012, were $53.5 million. In addition, time deposits and CD’s classified as short-term investments were $86.4 million and long-term investments were $7.4 million, including equity investments of $0.4 million. Cash and investments at December 1, 2012, consisted of $84.6 million in North America, $19.8 million in Europe, $1.3 million in Latin America, and $41.2 million in Asia/Pacific. At June 2, 2012, cash and cash equivalents were $43.9 million. Time deposits and CD’s classified as short-term investments were $105.0 million and long-term investments were $10.7 million, including equity investments of $0.4 million. Cash and investments at June 2, 2012, consisted of $94.3 million in North America, $20.7 million in Europe, $0.7 million in Latin America, and $43.5 million in Asia/Pacific.

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

Operating activities, which include our discontinued operations, provided $2.9 million of cash during the first six months of fiscal 2013. We had net income of $1.0 million in the first six months of fiscal 2013, which included non-cash stock-based compensation expense of $0.3 million associated with the issuance of stock option awards primarily to our directors and officers and non-cash depreciation and amortization expense of $0.6 million associated with our investments in property and equipment as well as amortization of our intangible assets. Changes in our operating assets and liabilities, net of effects of acquired businesses, provided $1.0 million of cash during the first six months of fiscal 2013, due primarily to the decrease in our inventory of $1.7 million, increase in our accounts payable of $1.2 million, partially offset by an increase in our accounts receivable of $1.4 million and an increase to our prepaid expenses of $0.4 million. The decrease in our inventory was the result of reduced inventory purchases during the first six months due to the decline in net sales. The increase in accounts payable of $1.2 million was due primarily to an increase in accrued vouchers of $0.6 million and $0.6 million related to re-classes of customer credit balances in accounts receivable to accounts payable. The increase in our receivables of $1.4 million was due primarily to the timing of customer payments and a $0.6 million reclass of customer credit balances to accounts payable. The increase in prepaid expenses of $0.4 million was due primarily to the renewal of our liability insurance coverage.

Operating activities, which include our discontinued operations, used $47.0 million of cash during the first six months of fiscal 2012. We had net income of $4.5 million in the first six months of fiscal 2012, which included non-cash stock-based compensation expense of $0.3 million associated with the issuance of stock option awards to our directors and officers and non-cash depreciation expense of $0.6 million associated with our investments in property and equipment as well as amortization of our intangible assets. Changes in our operating assets and liabilities used $52.3 million of cash during the first six months of fiscal 2012, due primarily to decreases in our operating liabilities, including accounts payable, accrued liabilities, and long-term income tax liabilities, and decreases in our operating assets, including prepaid expenses, as well as increases in our operating assets including inventories and income tax receivable. The decrease in accounts payable of $3.1 million, excluding the impact of foreign currency exchange of $0.2 million, was due primarily to the timing of vendor payments. The decrease in accrued liabilities of $42.9 million, excluding the impact of foreign currency exchange of $0.4 million, was due primarily to $33.9 million of cash used for our tax payment related to the sale of RFPD. The decrease in long-term income tax liabilities of $7.0 million was due primarily to estimated tax payments for the fiscal 2012 and fiscal 2011 tax returns. The increase in prepaid expenses of $8.4 million was due primarily to the final payment received of $4.2 million from Arrow for the sale of RFPD and a $4.1 million decrease of discontinued assets. The increase in inventories of $5.7 million, excluding the impact of foreign currency exchange of $0.1 million, was due primarily to increased purchasing to support expected future sales growth. The increase in our income tax receivable of $5.6 million relates to an overpayment in our estimated federal tax for fiscal year 2011.

Cash Flows from Investing Activities

The cash flow from investing activities has consisted primarily of purchases and maturities of investments and capital expenditures.

Cash provided by investing activities during the first six months of fiscal 2013, included proceeds from maturities of investments of $97.5 million, offset by purchases of investments of $75.6 million, $2.6 million for the acquisition of D and C, and $0.6 million in capital expenditures.

Cash used in investing activities during the first six months of fiscal 2012, included purchases of investments of $285.2 million, $2.3 million for the acquisition of Powerlink, and $0.1 million in capital expenditures, offset by proceeds from maturities of investments of $202.4 million.

Our purchases and proceeds from investments consist of time deposits and CDs. Purchasing of future investments may vary from period to period due to interest and foreign currency exchange rates.

Cash Flows from Financing Activities

The cash flow from financing activities primarily consists of repurchases of common stock and cash dividends paid.

Cash used in financing activities of $13.3 million during the first six months of fiscal 2013, resulted from $11.6 million of cash used to repurchase common stock and $1.8 million in dividends paid, offset by $0.1 million of proceeds from the issuance of common stock. The repurchase of common stock relates to our share repurchase authorizations. Cash dividends paid of $1.8 million were approved by the Board of Directors on July 24, 2012 and October 9, 2012.

Cash used in financing activities of $13.2 million during the first six months of fiscal 2012, resulted from $11.9 million of cash used to repurchase common stock and $1.7 million in dividends paid, offset by $$0.4 million of proceeds from the issuance of common stock. The repurchase of common stock relates to our share repurchase authorization. Cash dividends paid of $1.7 million were approved by the Board of Directors on July 19, 2011 and October 4, 2011.

Dividend payments for the first six months of fiscal 2013 were approximately $1.8 million. All future payments of dividends are at the discretion of the Board of Directors. Dividend payments will depend on earnings, capital requirements, operating conditions, and such other factors that the Board may deem relevant.

We believe that the existing sources of liquidity, including current cash, will provide sufficient resources to meet known capital requirements and working capital needs for the fiscal year ending June 1, 2013.

UPDATES TO CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Inventories: Our worldwide inventories are stated at the lower of cost or market, generally using a weighted-average cost method. Our inventories included approximately $32.7 million of finished goods and $2.6 million of raw materials and work-in-progress as of December 1, 2012, as compared to approximately $31.8 million of finished goods and $2.9 million of raw materials and work-in-progress as of June 2, 2012.

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

Goodwill and Other Intangible Assets: Goodwill is initially recorded based on the premium paid for acquisitions and is subsequently tested for impairment. We test goodwill for impairment annually and whenever events or circumstances indicate an impairment may have occurred, such as a significant adverse change in the business climate, loss of key personnel or a decision to sell or dispose of a reporting unit. As of December 1, 2012, our goodwill balance was $2.3 million and represents the premium we paid for Powerlink of $1.4 million during our second quarter of fiscal 2012, adjusted for foreign currency translation and the premium we paid for D and C of $0.9 million during our second quarter of fiscal 2013.

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

(a) Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 1, 2012.

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

(b) Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the second quarter of fiscal 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

			Total Number
			of Shares	Dollar Amount of	Amounts Remaining
	Total Number	Average Price	Purchased as Part	Shares Purchased	Under the Share
	of Shares	Paid per	of Publicly Announced	Under the Plans or	Repurchase
Period	Purchased	Share	Plans or Programs	Programs	Authorization
September 1, 2012					$36,780,764
September 2, 2012—September 29, 2012	96,972	$12.11	96,972	$1,174,044	$35,606,720
September 30, 2012—October 27, 2012	305,158	$11.96	305,158	$3,649,513	$31,957,207
October 28, 2012—December 1, 2012	100,815	$11.64	100,815	$1,173,507	$30,783,700

TOTAL	502,945	$11.92	502,945	$5,997,064

ITEM 5.	OTHER INFORMATION

Results of Operation and Financial Condition and Declaration of Dividend

On January 9, 2013, we issued a press release reporting results for our second quarter and first six months ended December 1, 2012, and the declaration of a cash dividend. A copy of the press release is furnished as Exhibit 99.1 to this Form 10-Q and incorporated by reference herein.

Appointment of Sandeep Beotra as Executive Vice President of Mergers and Acquisitions

On December 3, 2012, we issued a press release announcing the appointment of Sandeep Beotra as the Executive Vice President of Mergers and Acquisitions.

ITEM 6.	EXHIBITS

See exhibit index which is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RICHARDSON ELECTRONICS, LTD.

Date: January 10, 2013	By:	/s/ Kathleen S. Dvorak
Kathleen S. Dvorak Chief Financial Officer
(on behalf of the Registrant and as Principal Financial Officer)

Exhibit Index

(c) EXHIBITS

Exhibit
Number	Description

3.1	Restated Certificate of Incorporation of the Company, incorporated by reference to Appendix B to the Proxy Statement / Prospectus dated November 13, 1986, incorporated by reference to the Company’s Registration Statement on Form S-4.

3.2	Amended and Restated By-Laws of the Company, incorporated by reference to Exhibit 3.2 on the Company’s Report on Form 10-Q for the quarterly period ended December 3, 2011.

31.1	Certification of Edward J. Richardson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed pursuant to Part I).

31.2	Certification of Kathleen S. Dvorak pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed pursuant to Part I).

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed pursuant to Part I).

99.1	Press release, dated January 9, 2013.

101	The following financial information from our Quarterly Report on Form 10-Q for the second quarter and first six months of fiscal 2013, filed with the SEC on January 10, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets as of December 1, 2012, and June 2, 2012, (ii) the Unaudited Consolidated Statements of Comprehensive Income (loss) for the three and six months ended December 1, 2012, and December 3, 2011, (iii) the Unaudited Consolidated Statements of Cash Flows for the three and six months ended December 1, 2012, and December 3, 2011, (iv) the Unaudited Consolidated Statement of Stockholder’s Equity as of December 1, 2012, and (v) Notes to Unaudited Consolidated Financial Statements.