Form 10-Q
period 2013-03-02
RICHARDSON ELECTRONICS LTD/DE
filed 2013-04-11
CIK 355948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 2, 2013

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

As of April 8, 2013, there were outstanding 12,297,332 shares of Common Stock, $0.05 par value and 2,739,569 shares of Class B Common Stock, $0.05 par value, which are convertible into Common Stock of the registrant on a share for share basis.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Richardson Electronics, Ltd.

Consolidated Balance Sheets

(in thousands, except per share amounts)

	Unaudited	Audited
	March 2,	June 2,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$77,023	$43,893
Accounts receivable, less allowance of $1,067 and $1,058	19,748	19,727
Inventories	34,832	34,675
Prepaid expenses and other assets	1,165	806
Deferred income taxes	2,002	2,095
Income tax receivable	6,800	6,572
Investments—current	63,573	105,009
Discontinued operations—assets	379	514

Total current assets	205,522	213,291

Non-current assets:
Property, plant and equipment, net	4,731	4,375
Goodwill	2,215	1,261
Other intangibles	247	355
Non-current deferred income taxes	1,437	1,458
Investments—non-current	7,147	10,683

Total non-current assets	15,777	18,132

Total assets	$221,299	$231,423

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,002	$12,611
Accrued liabilities	7,770	8,466
Discontinued operations—liabilities	831	253

Total current liabilities	21,603	21,330

Non-current liabilities:
Long-term income tax liabilities	7,057	7,306
Other non-current liabilities	1,343	1,213
Discontinued operations—non-current liabilities	1,461	1,361

Total non-current liabilities	9,861	9,880

Total liabilities	31,464	31,210

Commitments and contingencies	—	—
Stockholders’ equity
Common stock, $0.05 par value; issued 12,297 shares at March 2, 2013, and 13,074 shares at June 2, 2012	611	654
Class B common stock, convertible, $0.05 par value; issued 2,740 shares at March 2, 2013 and 2,920 shares at June 2, 2012	141	146
Preferred stock, $1.00 par value, no shares issued	—	—
Additional paid-in-capital	77,069	88,217
Common stock in treasury, at cost, -0- shares at March 2, 2013, and 18 shares at June 2, 2012	—	(216)
Retained earnings	102,883	104,139
Accumulated other comprehensive income	9,131	7,273

Total stockholders’ equity	189,835	200,213

Total liabilities and stockholders’ equity	$221,299	$231,423

Richardson Electronics, Ltd.

Unaudited Consolidated Statements of Comprehensive Income

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	March 2,	March 3,	March 2,	March 3,
	2013	2012	2013	2012
Net sales	$33,630	$38,330	$105,883	$118,979
Cost of sales	23,720	27,033	74,585	83,290

Gross profit	9,910	11,297	31,298	35,689
Selling, general, and administrative expenses	9,318	9,457	29,695	30,202
Loss on disposal of assets	—	(3)	(2)	(73)

Operating income	592	1,843	1,605	5,560

Other (income) expense:
Investment/interest income	(260)	(357)	(995)	(1,003)
Foreign exchange (gain) loss	460	(19)	720	276
Other, net	3	(8)	(62)	(9)

Total other (income) expense	203	(384)	(337)	(736)

Income from continuing operations before income taxes	389	2,227	1,942	6,296
Income tax provision (benefit)	(197)	636	41	2,047

Income from continuing operations	586	1,591	1,901	4,249
Income (loss) from discontinued operations	(182)	(252)	(472)	1,551

Net income	404	1,339	1,429	$5,800

Foreign currency translation gain (loss), net of tax	(103)	(23)	1,844	(1,228)
Fair value adjustments on investments	9	32	14	(19)

Comprehensive income	$310	$1,348	$3,287	$4,553

Net income per Common share—Basic:
Income from continuing operations	$0.04	$0.10	$0.13	$0.25
Income (loss) from discontinued operations	(0.01)	(0.02)	(0.03)	0.09

Total net income per Common share—Basic:	$0.03	$0.08	$0.10	$0.34

Net income per Class B common share—Basic:
Income from continuing operations	$0.04	$0.09	$0.11	$0.23
Income (loss) from discontinued operations	(0.01)	(0.01)	(0.03)	0.08

Total net income per Class B common share—Basic:	$0.03	$0.08	$0.08	$0.31

Net income per Common share—Diluted:
Income from continuing operations	$0.04	$0.09	$0.12	$0.25
Income (loss) from discontinued operations	(0.01)	(0.01)	(0.03)	0.09

Total net income per Common share—Diluted:	$0.03	$0.08	$0.09	$0.34

Net income per Class B common share—Diluted:
Income from continuing operations	$0.04	$0.09	$0.11	$0.23
Income (loss) from discontinued operations	(0.01)	(0.01)	(0.03)	0.08

Total net income per Class B common share—Diluted:	$0.03	$0.08	$0.08	$0.31

Weighted average number of shares:
Common shares—Basic	12,292	13,988	12,500	14,134

Class B common shares—Basic	2,740	2,940	2,822	2,944

Common shares—Diluted	15,165	17,050	15,455	17,244

Class B common shares—Diluted	2,740	2,940	2,822	2,944

Dividends per common share	$0.060	$0.050	$0.180	$0.150

Dividends per Class B common share	$0.054	$0.045	$0.162	$0.135

Richardson Electronics, Ltd.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended		Nine Months Ended
	March 2,	March 3,	March 2,	March 3,
	2013	2012	2013	2012
Operating activities:
Net income	$404	$1,339	$1,429	$5,800
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	218	256	783	820
(Gain) loss on sale of investments	(5)	10	(26)	11
(Gain) loss on disposal of assets	18	(3)	16	(73)
Stock compensation expense	81	131	413	393
Change in assets and liabilities, net of effects of acquired businesses:
Deferred income taxes	(8)	450	(16)	2,265
Accounts receivable	1,881	(690)	477	(754)
Income tax receivable	(419)	774	(228)	(4,810)
Inventories	452	(2,683)	2,167	(8,275)
Prepaid expenses and other assets	102	162	(324)	8,588
Accounts payable	(979)	(144)	255	(3,228)
Accrued liabilities	(95)	(6,664)	(295)	(49,530)
Long-term income tax liabilities	191	1,634	(126)	(5,381)
Other	158	(138)	348	1,610

Net cash provided by (used in) operating activities	1,999	(5,566)	4,873	(52,564)

Investing activities:
Cash consideration paid for acquired businesses	—	—	(2,557)	(2,297)
Capital expenditures	(512)	(8)	(1,069)	(82)
Proceeds from sale of assets	—	4	4	20
Proceeds from maturity of investments	30,032	116,385	127,542	318,767
Purchases of investments	(6,959)	(109,642)	(82,521)	(394,804)
Proceeds from sales of available-for-sale securities	24	62	161	183
Purchases of available-for-sale securities	(24)	(62)	(161)	(183)
Other	—	(33)	—	18

Net cash provided by (used in) investing activities	22,561	6,706	41,399	(78,378)

Financing activities:
Repurchase of common stock	—	(1,196)	(11,550)	(13,084)
Proceeds from issuance of common stock	65	298	148	660
Cash dividends paid	(886)	(830)	(2,685)	(2,508)
Other	—	3	—	6

Net cash used in financing activities	(821)	(1,725)	(14,087)	(14,926)

Effect of exchange rate changes on cash and cash equivalents	(234)	(167)	945	(677)

Increase/ (decrease) in cash and cash equivalents	23,505	(752)	33,130	(146,545)
Cash and cash equivalents at beginning of period	53,518	25,182	43,893	170,975

Cash and cash equivalents at end of period	$77,023	$24,430	$77,023	$24,430

Richardson Electronics, Ltd.

Unaudited Consolidated Statement of Stockholders’ Equity

(in thousands)

	Common	Class B Common	Par Value	Additional Paid In Capital	Common Stock in Treasury	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance June 2, 2012:	13,074	2,920	$800	$88,217	$ (216)	$ 104,139	$7,273	$200,213
Net income	—	—	—	—	—	1,429	—	1,429
Foreign currency translation	—	—	—	—	—	—	1,844	1,844
Fair value adjustments on investments	—	—	—	—	—	—	14	14
Share-based compensation:
Stock options	—	—	—	422	—	—	—	422
Common stock:								—
Options exercised	26	—	1	146	—	—	—	147
Cancelled shares	—	(105)	—	—	—	—	—	—
Repurchase of common stock	—	—	—	—	(11,549)	—	—	(11,549)
Treasury stock	(908)	(75)	(49)	(11,717)	11,766			—
Other	105	—	—	1	(1)	—	—	—
Dividends paid
Common ($0.12 per share)	—	—	—	—	—	(2,233)	—	(2,233)
Class B ($0.108 per share)	—	—	—	—	—	(452)	—	(452)

Balance March 2, 2013:	12,297	2,740	$752	$77,069	$—	$102,883	$9,131	$189,835

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

Our fiscal quarter ends on the Saturday nearest the end of the quarter-ending month. The first nine months of fiscal 2013 and 2012 contained 39 and 40 weeks, respectively.

In the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results of interim periods have been made. All inter-company transactions and balances have been eliminated. The unaudited consolidated financial statements presented herein include the accounts of our wholly owned subsidiaries. The results of our operations for the three and nine months ended March 2, 2013, are not necessarily indicative of the results that may be expected for the fiscal year ending June 1, 2013.

The financial information contained in this report should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended June 2, 2012, that we filed on July 27, 2012.

3. UPDATES TO CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Inventories: Our worldwide inventories are stated at the lower of cost or market, generally using a weighted-average cost method. Our inventories included approximately $32.4 million of finished goods and $2.4 million of raw materials and work-in-progress as of March 2, 2013, as compared to approximately $31.8 million of finished goods and $2.9 million of raw materials and work-in-progress as of June 2, 2012.

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

In the limited cases where remaining performance obligations exist after delivery of the product, the obligation relative to the unit of accounting is inconsequential or perfunctory and is not essential to the functionality of the delivered product. This conclusion was reached based on the following facts: the timing of any remaining obligation is agreed upon with the customer, which in most cases, is performed immediately after the delivery of the product; the cost and time involved to complete the remaining obligation is insignificant in relation to the item sold, and the costs and time do not vary significantly; we have a demonstrated history of completing the remaining obligations timely; and finally, failure to complete the remaining obligation does not enable the customer to receive a full or partial refund of the product or service, and the timing of the payment for the product is not contingent upon completion of remaining performance obligations, if any.

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

Goodwill and Other Intangible Assets: Goodwill is initially recorded based on the premium paid for acquisitions and is subsequently tested for impairment. We test goodwill for impairment annually and whenever events or circumstances indicate that impairment may have occurred, such as a significant adverse change in the business climate, loss of personnel or a decision to sell or dispose of a reporting unit. As of March 2, 2013, our goodwill balance was $2.2 million and represents the premium we paid for Powerlink of $1.4 million during the second quarter of fiscal 2012, adjusted for foreign currency translation, and the premium we paid for D and C of $0.9 million during the second quarter of fiscal 2013.

During the fourth quarter of each fiscal year, our goodwill balances are reviewed for impairment using the last day of our third quarter as the measurement date. In accordance with ASC 350 “Intangibles—Goodwill and Other” (“ASC 350”), if indicators of impairment are deemed to be present, we would perform an interim impairment test and any resulting impairment loss would be charged to expense in the period the loss was identified.

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

Financial Summary – Discontinued Operations

Summary financial results for the three and nine months ended March 2, 2013, and March 3, 2012, are presented in the following table (in thousands):

	Three Months		Nine Months
	Mar 2, 2013	Mar 3, 2012	Mar 2, 2013	Mar 3, 2012
Net sales	$(33)	$840	$466	$2,532
Gross profit (loss)	(297)	(44)	(518)	(418)
Selling, general, and administrative expenses	231	377	497	(71)
Additional gain on sale	—	—	—	(266)
Income tax provision (benefit)	(346)	(169)	(543)	(1,632)
Income (loss) from discontinued operations, net of tax	$(182)	$(252)	$(472)	$1,551

Net sales and gross profit (loss) for the three and nine months ended March 2, 2013, reflect our financial results relating to the Manufacturing Agreement with Arrow that we entered into in connection with the Transaction. Pursuant to the three-year agreement, we agreed to continue to manufacture certain RFPD products. Net sales for the third quarter ended March 2, 2013, reflect a return of inventory from RFPD of approximately $0.1 million. There was also an income tax benefit of $0.3 million recorded during the quarter, reflecting the tax benefit related to the loss from discontinued operations as well as a tax refund from one of our foreign subsidiaries.

Assets and liabilities classified as discontinued operations on our consolidated balance sheets as of March 2, 2013, and June 2, 2012, include the following (in thousands):

		(Audited)
	Mar 2, 2013	Jun 2, 2012
Inventories	$379	$503
Prepaid expenses and other assets	—	11

Discontinued operations—Assets	$379	$514

Accrued liabilities—current (1)	$831	$253
Long-term income tax liabilities (2)	1,461	1,361

Discontinued operations—Liabilities	$2,292	$1,614

(1)	Included in accrued liabilities as of March 2, 2013, is a payable to Arrow for transition services of $2.4 million, offset by a receivable due to us from Arrow for transition services of $1.6 million.
(2)	Included in long-term income tax liabilites as of March 2, 2013, is the reserve for uncertain tax positions.

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

5. ACQUISITIONS

On September 5, 2011, we acquired the assets of Powerlink Specialist Electronics Support Limited (“Powerlink”) for approximately $2.3 million, including a $0.2 million adjustment related to payables of approximately $0.2 million that were paid by Powerlink prior to the close. Powerlink, a UK-based technical service company with locations in London and Dubai, services traveling wave tube (“TWT”) amplifiers and related equipment for the Satellite Communications market throughout Europe and the Middle East. This acquisition positions us to provide cost-effective service of microwave and power grid tube equipment for communications, industrial, military and medical users around the world.

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

The allocation of the preliminary purchase price, recorded during the second quarter of fiscal 2013, included $0.2 million of trade receivables, $1.5 million of inventory, and $0.9 million of goodwill. The purchase price is preliminary and subject to change based on the completion of a valuation of the respective assets, which include intangible assets, and liabilities. Pro forma financial information is not presented due to immateriality.

6. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is initially recorded based on the premium paid for acquisitions and is subsequently tested for impairment. We test goodwill for impairment annually and whenever events or circumstances indicates an impairment may be occurred, such as a significant adverse change in the business climate, loss of key personnel, or a decision to sell or dispose of a reporting unit. As of March 2, 2013, our goodwill balance was $2.2 million and represents the premium we paid for Powerlink of $1.4 million during our second quarter of fiscal 2012, adjusted for foreign currency translation, and the premium we paid for D and C of $0.9 million during our second quarter of fiscal 2013.

During the fourth quarter of each fiscal year, our goodwill balances are reviewed for impairment using the last day of our third quarter as the measurement date. In accordance with ASC 350, if indicators of impairment are deemed to be present, we would perform an interim impairment test and any resulting impairment loss would be charged to expense in the period identified.

Changes in the carrying value of goodwill are as follows (in thousands):

	Powerlink	D and C	TOTAL
Balance at June 2, 2012	$1,261	$—	$1,261
Premium Paid for D and C Acquisition	—	931	931
Foreign currency translation	23	—	23

Balance at March 2, 2013	$1,284	$931	$2,215

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

Intangible assets subject to amortization as well as amortization expense are as follows (in thousands):

	Intangible Assets Subject to
	Amortization as of
	Mar 2, 2013	June 2, 2012
Gross Amounts:
Customer Relationship	$335	$363
Foreign currency translation	(22)	—

Total Gross Amounts	$313	$363

Accumulated Amortization:
Customer Relationship	$66	$8

Total Accumulated Amortization	$66	$8

The amortization expense associated with the intangible assets subject to amortization for the next five years is presented in the following table (in thousands):

Amortization
Fiscal Year	Expense
Remaining fiscal 2013	$10
2014	$34
2015	$30
2016	$25
2017	$16
Thereafter	$131

The weighted average number of years of amortization expense remaining is 13.79.

7. INVESTMENTS

As of March 2, 2013, we had approximately $70.3 million invested in time deposits and certificate of deposits (“CD”). Of this, $63.6 million mature in less than twelve months and $6.7 million mature in greater than twelve months. The fair value of these investments is equal to the face value of each time deposit and CD.

As of June 2, 2012, we had approximately $115.3 million invested in time deposits and CD’s. Of this, $105.0 million mature in less than twelve months and $10.3 million mature in greater than twelve months. The fair value of these investments is equal to the face value of each time deposit and CD,

We also have investments in equity securities, all of which are classified as available-for-sale and are carried at their fair value based on quoted market prices. Our investments, which are included in non-current assets, had a carrying amount of $0.4 million as of March 2, 2013, and as of June 2, 2012. Proceeds from the sale of securities were less than $0.1 million during the third quarter and $0.2 million for the first nine months of fiscal 2013. Proceeds from the sale of securities were $0.1 million during the third quarter of fiscal 2012 and $0.2 million for the first nine months of fiscal 2012. We reinvested proceeds from the sale of securities, and the cost of the equity securities sold was based on a specific identification method. Gross realized gains and losses on those sales were less than $0.1 million during the third quarter and first nine months of fiscal 2013 and fiscal 2012. Net unrealized holding losses of less than $0.1 million during the third quarter and first nine months of fiscal 2013 and fiscal 2012, have been included in accumulated other comprehensive income.

8. WARRANTIES

We offer warranties for the limited number of specific products we manufacture. We also provide extended warranties for some products we sell that lengthen the period of coverage specified in the manufacturer’s original warranty. Our warranty terms generally range from one to three years.

Warranty reserves are established for costs that are expected to be incurred after the sale and delivery of products under warranty. Warranty reserves are included in accrued liabilities on our consolidated balance sheets. The warranty reserves are determined based on known product failures, historical experience, and other available evidence. Warranty reserves were approximately $0.2 million as of March 2, 2013, and $0.1 million as of June 2, 2012.

9. LEASE OBLIGATIONS, OTHER COMMITMENTS, AND CONTINGENCIES

We lease certain warehouse and office facilities and office equipment under non-cancelable operating leases. Rent expense from continuing operations during the first nine months of fiscal 2013 was $1.1 million compared to $1.2 million during the first nine months of fiscal 2012. Under the terms of the Transaction, Arrow assumed many of our facility leases and we are sub-leasing space from Arrow. Our future minimum lease commitments, including common area maintenance charges and property taxes during the remainder of fiscal 2013 and the next four years have been adjusted to reflect the Transaction as follows (in thousands):

Fiscal Year	Payments
Remaining Fiscal 2013	$357
2014	$1,289
2015	$975
2016	$643
2017	$94
Thereafter	$—

Total	$3,358

10. INCOME TAXES

The effective income tax rate from continuing operations during the first nine months of fiscal 2013 was 2.1%, as compared to 32.5% during the first nine months of fiscal 2012. The decrease in rate during the first nine months of fiscal 2013, as compared to fiscal 2012, was due to the decrease in available cash in foreign jurisdictions to distribute unremitted foreign earnings with respect to ASC 740-30, Income Taxes – Other Considerations or Special Areas. The effective rate as compared to the federal statutory rate of 34.0% resulted from our geographical distribution of taxable income or losses, apportionment of income to various states, in addition to our position with respect to ASC 740-30, Income Taxes – Other Considerations or Special Areas.

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

As of March 2, 2013, approximately $37.2 million of cumulative positive earnings of some of our foreign subsidiaries are still considered permanently reinvested pursuant to ASC 740-30, Income Taxes-Other Considerations or Special Areas. It is not practical to determine what, if any, tax liability might exist if such earnings were to be repatriated.

As of March 2, 2013, our worldwide liability for uncertain tax positions related to continuing operations, excluding interest and penalties, was $0.4 million as compared to $0.5 million as of June 2, 2012. We record penalties and interest relating to uncertain tax positions in the income tax expense line item within the unaudited consolidated statements of income and comprehensive income.

It is reasonably possible that there will be a change in the unrecognized tax benefits related to continuing and discontinued operations, excluding interest and penalties, in the range of $0 to approximately $0.3 million and in the range of $0 to approximately $1.3 million, respectively, due to the expiration of various statutes of limitations and closing of examinations within the next 12 months.

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

The earnings per share (“EPS”) presented in our unaudited consolidated statements of comprehensive income (loss) are based on the following amounts (in thousands, except per share amounts):

	Three Months Ended
	March 2, 2013		March 3, 2012
	Basic	Diluted	Basic	Diluted
Numerator for Basic and Diluted EPS:
Income from continuing operations	$586	$586	$1,591	$1,591
Less dividends:
Common stock	738	738	698	698
Class B common stock	148	148	132	132

Undistributed earnings (losses)	$(300)	$(300)	$761	$761

Common stock undistributed earnings (losses)	$(250)	$(250)	$640	$640
Class B common stock undistributed earnings (losses)	(50)	(50)	121	121

Total undistributed earnings (losses)	$(300)	$(300)	$761	$761

Loss from discontinued operations	$(182)	$(182)	$(252)	$(252)
Less dividends:
Common stock	738	738	698	698
Class B common stock	148	148	132	132

Undistributed losses	$(1,068)	$(1,068)	$(1,082)	$(1,082)

Common stock undistributed losses	$(890)	$(891)	$(909)	$(911)
Class B common stock undistributed losses	(178)	(177)	(173)	(171)

Total undistributed losses	$(1,068)	$(1,068)	$(1,082)	$(1,082)

Net income	$404	$404	$1,339	$1,339
Less dividends:
Common stock	738	738	698	698
Class B common stock	148	148	132	132

Undistributed earnings (losses)	$(482)	$(482)	$509	$509

Common stock undistributed earnings (losses)	$(401)	$(402)	$428	$428
Class B common stock undistributed earnings (losses)	(81)	(80)	81	81

Total undistributed earnings (losses)	$(482)	$(482)	$509	$509

Denominator for basic and diluted EPS:
Common stock weighted average shares	12,292	12,292	13,988	13,988

Class B common stock weighted average shares, and shares under if-converted method for diluted EPS	2,740	2,740	2,940	2,940

Effect of dilutive securities
Dilutive stock options		133		122
Denominator for diluted EPS adjusted for weighted average shares and assumed conversions		15,165		17,050

Income from continuing operations per share:
Common stock	$0.04	$0.04	$0.10	$0.09

Class B common stock	$0.04	$0.04	$0.09	$0.09

Loss from discontinued operations per share:
Common stock	$(0.01)	$(0.01)	$(0.02)	$(0.01)

Class B common stock	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Net income per share:
Common stock	$0.03	$0.03	$0.08	$0.08

Class B common stock	$0.03	$0.03	$0.08	$0.08

Note: Common stock options that were anti-dilutive and not included in diluted earnings per common share for the third quarter of fiscal 2013 and fiscal 2012 were 282,564 and 274,564, respectively.

	Nine Months Ended
	March 2, 2013		March 3, 2012
	Basic	Diluted	Basic	Diluted
Numerator for Basic and Diluted EPS:
Income from continuing operations	$1,901	$1,901	$4,249	$4,249
Less dividends:
Common stock	2,233	2,233	2,111	2,111
Class B common stock	452	452	397	397

Undistributed earnings (losses)	$(784)	$(784)	$1,741	$1,741

Common stock undistributed earnings (losses)	$(652)	$(653)	$1,466	$1,468
Class B common stock undistributed earnings (losses)	(132)	(131)	275	273

Total undistributed earnings (losses)	$(784)	$(784)	$1,741	$1,741

Income (loss) from discontinued operations	$(472)	$(472)	$1,551	$1,551
Less dividends:
Common stock	2,233	2,233	2,111	2,111
Class B common stock	452	452	397	397

Undistributed losses	$(3,157)	$(3,157)	$(957)	$(957)

Common stock undistributed losses	$(2,624)	$(2,629)	$(806)	$(807)
Class B common stock undistributed losses	(533)	(528)	(151)	(150)

Total undistributed losses	$(3,157)	$(3,157)	$(957)	$(957)

Net income	$1,429	$1,429	$5,800	$5,800
Less dividends:
Common stock	2,233	2,233	2,111	2,111
Class B common stock	452	452	397	397

Undistributed earnings (losses)	$(1,256)	$(1,256)	$3,292	$3,292

Common stock undistributed earnings (losses)	$(1,044)	$(1,046)	$2,771	$2,776
Class B common stock undistributed earnings (losses)	(212)	(210)	521	516

Total undistributed earnings (losses)	$(1,256)	$(1,256)	$3,292	$3,292

Denominator for basic and diluted EPS:
Common stock weighted average shares	12,500	12,500	14,134	14,134

Class B common stock weighted average shares, and shares under if-converted method for diluted EPS	2,822	2,822	2,944	2,944

Effect of dilutive securities
Dilutive stock options		133		166
Denominator for diluted EPS adjusted for weighted average shares and assumed conversions		15,455		17,244

Income from continuing operations per share:
Common stock	$0.13	$0.12	$0.25	$0.25

Class B common stock	$0.11	$0.11	$0.23	$0.23

Income (loss) from discontinued operations per share:
Common stock	$(0.03)	$(0.03)	$0.09	$0.09

Class B common stock	$(0.03)	$(0.03)	$0.08	$0.08

Net income per share:
Common stock	$0.10	$0.09	$0.34	$0.34

Class B common stock	$0.08	$0.08	$0.31	$0.31

Note: Common stock options that were anti-dilutive and not included in diluted earnings per common share for the first nine months of fiscal 2013 and fiscal 2012 were 282,564 and 161,000, respectively.

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

The CEO evaluates performance and allocates resources primarily based on the gross profit of each segment.

Operating results by segment are summarized in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	March 2,	March 3,	March 2,	March 3,
	2013	2012	2013	2012
EDG
Net Sales	$24,333	$26,867	$76,146	$85,618
Gross Profit	$7,407	$8,085	$23,337	$26,302
Canvys
Net Sales	$9,297	$11,463	$29,737	$33,361
Gross Profit	$2,503	$3,212	$7,961	$9,387

Geographic net sales information is primarily grouped by customer destination into five areas: North America; Asia/Pacific; Europe; Latin America; and Other.

Net sales and gross profit by geographic region are summarized in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	March 2	March 3,	March 2	March 3,
	2013	2012	2013	2012
Net Sales
North America	$15,531	$17,055	$47,733	$50,662
Asia/Pacific	4,878	5,852	16,651	19,904
Europe	11,010	12,682	34,190	39,469
Latin America	2,210	2,444	6,976	7,557
Other	—	297	333	1,387

Total	$33,630	$38,330	$105,883	$118,979

Gross Profit
North America	$4,398	$5,577	$14,071	$16,288
Asia/Pacific	1,642	2,151	5,338	7,088
Europe	3,143	4,003	9,651	12,528
Latin America	731	992	2,225	2,909
Other	(4)	(1,426)	14	(3,124)

Total	$9,910	$11,297	$31,298	$35,689

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

As of March 2, 2013, we held investments that are required to be measured at fair value on a recurring basis. Our investments consist of time deposits and CDs, where face value is equal to fair value, and equity securities of publicly traded companies for which market prices are readily available.

Investments measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of March 2, 2013, and June 2, 2012, were as follows (in thousands):

	Level 1	Level 2	Level 3
March 2, 2013
Time deposits/CDs	$70,297	$—	$—
Equity securities	423	—	—

Total	$70,720	$—	$—
June 2, 2012
Time deposits/CDs	$115,318	$—	$—
Equity securities	374	—	—

Total	$115,692	$—	$—

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

•

Results of Operations – an analysis and comparison of our consolidated results of operations for the three and nine months ended March 2, 2013, and March 3, 2012, as reflected in our unaudited consolidated statements of comprehensive income.

•

Liquidity, Financial Position, and Capital Resources – a discussion of our primary sources and uses of cash for the nine months ended March 2, 2013, and March 3, 2012, and a discussion of changes in our financial position.

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

We currently have operations in the following major geographic regions:

•	North America;

•	Asia/Pacific;

•	Europe; and

•	Latin America.

RESULTS OF CONTINUING OPERATIONS

FINANCIAL SUMMARY — THREE MONTHS ENDED MARCH 2, 2013

•	Net sales for the third quarter of fiscal 2013 were $33.6 million, down 12.3%, compared to net sales of $38.3 million during the third quarter of last year.

•	Gross margin as a percentage of net sales was 29.5% during the third quarter of fiscal 2013 and last year’s third quarter.

•	SG&A expenses during the third quarter of fiscal 2013 were $9.3 million, or 27.7% of net sales, compared to $9.5 million, or 24.7% of net sales, during the third quarter of last year.

•

Operating income during the third quarter of fiscal 2013 was $0.6 million, or 1.8% of net sales, compared to operating income of $1.8 million, or 4.8% of net sales, during the third quarter of last year.

•

Income from continuing operations during the third quarter of fiscal 2013 was $0.6 million, or $0.04 per diluted common share, compared to income from continuing operations of $1.6 million, or $0.09 per diluted common share, during the third quarter of last year.

•

Loss from discontinued operations, net of tax, was $0.2 million, during the third quarter of fiscal 2013 compared to a loss from discontinued operations, net of tax, of $0.3 million, during the third quarter of last year.

•

Net income during the third quarter of fiscal 2013 was $0.4 million, or $0.03 per diluted common share, compared to net income of $1.3 million, or $0.08 per diluted common share, during the third quarter of last year.

FINANCIAL SUMMARY — NINE MONTHS ENDED MARCH 2, 2013

•	Net sales for the first nine months of fiscal 2013 were $105.9 million, down 11.0%, compared to net sales of $119.0 million during the first nine months of last year.

•	Gross margin as a percentage of net sales decreased to 29.6% during the first nine months of fiscal 2013 compared to 30.0% during the first nine months of last year.

•	SG&A expenses during the first nine months of fiscal 2013 were $29.7 million, or 28.0% of net sales, compared to $30.2 million, or 25.4% of net sales, during the first nine months of last year.

•

Operating income during the first nine months of fiscal 2013 was $1.6 million, or 1.5% of net sales, compared to operating income of $5.6 million, or 4.7% of net sales, during the first nine months of last year.

•

Income from continuing operations during the first nine months of fiscal 2013 was $1.9 million, or $0.12 per diluted common share, compared to income from continuing operations of $4.2 million, or $0.25 per diluted common share, during the first nine months of last year.

•

Loss from discontinued operations, net of tax, was $0.5 million, during the first nine months of fiscal 2013 compared to income from discontinued operations, net of tax, of $1.6 million, or $0.09 per diluted common share, during the first nine months of last year.

•

Net income during the first nine months of fiscal 2013 was $1.4 million, or $0.09 per diluted common share, compared to net income of $5.8 million, or $0.34 per diluted common share, during the first nine months of last year.

Net Sales and Gross Profit Analysis

During the third quarter of fiscal 2013, consolidated net sales decreased 12.3% to $33.6 million, compared to $38.3 million during the third quarter of fiscal 2012. During the first nine months of fiscal 2013, consolidated net sales decreased 11.0% to $105.9 million, compared to $119.0 million during the first nine months of fiscal 2012.

Net sales by segment and percent change during the third quarter and first nine months of fiscal 2013 and 2012 were as follows (in thousands):

Net Sales

	FY 2013	FY 2012	% Change
Third Quarter
EDG	$24,333	$26,867	(9.4%)
Canvys	9,297	11,463	(18.9%)

Total	$33,630	$38,330	(12.3%)

	FY 2013	FY 2012	% Change
First Nine Months
EDG	$76,146	$85,618	(11.1%)
Canvys	29,737	33,361	(10.9%)

Total	$105,883	$118,979	(11.0%)

Consolidated gross profit as a percentage of net sales remained at 29.5% during the third quarter of fiscal 2013, as compared to 29.5% during the third quarter of fiscal 2012 and to 29.6% during the first nine months of fiscal 2013, as compared to 30.0% during the first nine months of fiscal 2012.

Gross profit reflects the distribution and manufacturing product margin less manufacturing variances, inventory obsolescence charges, customer returns, scrap and cycle count adjustments, engineering costs, and other provisions.

Gross profit by segment and percent of segment net sales during the third quarter and first nine months of fiscal 2013 and 2012 were as follows (in thousands):

Gross Profit

		% of		% of
	FY 2013	Net Sales	FY 2012	Net Sales
Third Quarter
EDG	$7,407	30.4%	$8,085	30.1%
Canvys	2,503	26.9%	3,212	28.0%

Total	$9,910	29.5%	$11,297	29.5%

		% of		% of
	FY 2013	Net Sales	FY 2012	Net Sales
First Nine Months
EDG	$23,337	30.6%	$26,302	30.7%
Canvys	7,961	26.8%	9,387	28.1%

Total	$31,298	29.6%	$35,689	30.0%

Electron Device Group

Net sales for EDG decreased 9.4% to $24.3 million during the third quarter of fiscal 2013, from $26.9 million during the third quarter of fiscal 2012. Net sales of tubes decreased to $19.5 million during the third quarter of fiscal 2013, as compared to $21.4 million during the third quarter of fiscal 2012, due primarily to economic concerns and weaker demand, particularly in Europe and China, as well as overall declines in the plastic, wood and semiconductor fabrication markets. Gross margin as a percentage of net sales increased slightly to 30.4% during the third quarter of fiscal 2013, as compared to 30.1% during the third quarter of fiscal 2012. The overall increase in gross margin primarily reflects a shift in sales mix between product lines and geographic regions.

Net sales for EDG decreased 11.1% to $76.1 million during the first nine months of fiscal 2013, from $85.6 million during the first nine months of fiscal 2012. Net sales of tubes decreased to $60.8 million during the first nine months of fiscal 2013, as compared to $69.3 million during the first nine months of fiscal 2012, primarily due to the continuing declines in the plastic, wood, and semiconductor fabrication markets. Gross margin as a percentage of net sales decreased slightly to 30.6% during the first nine months of fiscal 2013, as compared to 30.7% during the first nine months of fiscal 2012. The overall decrease in gross margin primarily reflects unabsorbed manufacturing labor and overhead costs due to the decline in demand for semiconductor wafer fabrication components.

Canvys

Canvys net sales decreased 18.9% to $9.3 million during the third quarter of fiscal 2013, from $11.5 million during the third quarter of fiscal 2012. Sales were down across all three business segments but most significantly in the North America Healthcare segment driven by the uncertainty with the effects of the health care reform. Gross margin as a percentage of net sales decreased to 26.9% during the third quarter of fiscal 2013 as compared to 28.0% during the third quarter of fiscal 2012, due primarily to lower margin in North America and European OEM segments related to customer mix and price pressure. Gross margin for the Healthcare segment improved over prior year quarter.

Canvys net sales decreased 10.9% to $29.7 million during the first nine months of fiscal 2013, from $33.4 million during the first nine months of fiscal 2012. Sales were down in the North America Healthcare segment driven by the uncertainty with the effects of the health care reform while sales in Europe were down due to the continuing effect of the economic environment. Gross margin as a percentage of net sales decreased to 26.8% during the first nine months of fiscal 2013 as compared to 28.1% during the first nine months of fiscal 2012, due primarily to lower margin in Europe associated with customer mix and currency exchange.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses (“SG&A”) decreased during the third quarter of fiscal 2013 to $9.3 million from $9.5 million during the third quarter of fiscal 2012. The decrease includes a $0.1 million increase of SG&A for EDG offset by a $0.1 million decrease of SG&A for Canvys and a $0.1 million reduction of total company support function costs. The increase of $0.1 million within EDG was due primarily to increases in employee related costs and marketing partially offset by reductions in travel and bad debt expense. The decrease of $0.1 million within Canvys was due primarily to employee related costs and marketing. The decrease of $0.1 million in total company support function costs was due primarily to decreases in employee related costs.

SG&A decreased during the first nine months of fiscal 2013 to $29.7 million from $30.2 million during the first nine months of fiscal 2012. The decrease includes a $0.2 million reduction of SG&A for Canvys and a $0.9 million reduction of total company support function costs, offset by a $0.7 million increase of SG&A for EDG. The decrease of $0.2 million within Canvys was due primarily to a reduction in bad debt expense. The decrease of $0.9 million in support functions was due primarily to headcount reductions and professional services. The increase in SG&A for EDG of $0.7 million was due primarily to increases in bad debt expense and product development costs.

Other (Income) Expense

Other (income) expense was $0.2 million of expense during the third quarter of fiscal 2013, as compared to $0.4 million of income during the third quarter of fiscal 2012. Other (income) expense included a foreign exchange loss of $0.5 million during the third quarter of fiscal 2013, as compared to a foreign exchange gain of less than $0.1 million during the third quarter of fiscal 2012. Our foreign exchange gains and losses are primarily due to the translation of our U.S. dollars we hold in non-U.S. entities. We currently do not utilize derivative instruments to manage our exposure to foreign currency. The third quarters of fiscal 2013 and fiscal 2012 also included $0.3 million and $0.4 million, respectively, of investment/interest income.

Other (income) expense was $0.3 million of income during the first nine months of fiscal 2013, as compared to $0.7 million of income during the first nine months of fiscal 2012. Other (income) expense included a foreign exchange loss of $0.7 million and $0.3 million during the first nine months of fiscal 2013 and fiscal 2012, respectively. Our foreign exchange gains and losses are primarily due to the translation of U.S. dollars held in non-U.S. entities. We currently do not utilize derivative instruments to manage our exposure to foreign currency. The first nine months of fiscal 2013 and fiscal 2012 also included $1.0 million and $1.0 million, respectively, of investment/interest income.

Income Tax Provision

The effective income tax rate from continuing operations during the first nine months of fiscal 2013 was 2.1%, as compared to 32.5% during the first nine months of fiscal 2012. The decrease in rate during the first nine months of fiscal 2013, as compared to fiscal 2012, was due to the decrease in available cash in foreign jurisdictions to distribute unremitted foreign earnings with respect to ASC 740-30, Income Taxes – Other Considerations or Special Areas. The effective rate as compared to the federal statutory rate of 34.0% resulted from our geographical distribution of taxable income or losses, apportionment of income to various states, in addition to our position with respect to ASC 740-30, Income Taxes – Other Considerations or Special Areas.

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

As of March 2, 2013, approximately $37.2 million of cumulative positive earnings of some of our foreign subsidiaries are still considered permanently reinvested pursuant to ASC 740-30, Income Taxes-Other Considerations or Special Areas. It is not practical to determine what, if any, tax liability might exist if such earnings were to be repatriated.

As of March 2, 2013, our worldwide liability for uncertain tax positions related to continuing operations, excluding interest and penalties, was $0.4 million as compared to $0.5 million as of June 2, 2012. We record penalties and interest relating to uncertain tax positions in the income tax expense line item within the unaudited consolidated statements of income and comprehensive income.

It is reasonably possible that there will be a change in the unrecognized tax benefits related to continuing and discontinued operations, excluding interest and penalties, in the range of $0 to approximately $0.3 million and in the range of $0 to approximately $1.3 million, respectively, due to the expiration of various statutes of limitations and closing of examinations within the next 12 months.

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

Financial Summary – Discontinued Operations

Summary financial results for the three and nine months ended March 2, 2013, and March 3, 2012, are presented in the following table (in thousands):

	Three Months		Nine Months
	Mar 2, 2013	Mar 3, 2012	Mar 2, 2013	Mar 3, 2012
Net sales (loss)	$(33)	$840	$466	$2,532
Gross loss	(297)	(44)	(518)	(418)
Selling, general, and administrative expenses	231	377	497	(71)
Other (income) expense	—	—	—	—
Additional gain on sale	—	—	—	(266)
Income tax provision (benefit)	(346)	(169)	(543)	(1,632)
Income (loss) from discontinued operations, net of tax	$(182)	$(252)	$(472)	$1,551

Net sales and gross loss for the three and nine months ended March 2, 2013, reflect our financial results relating to the Manufacturing Agreement with Arrow that we entered into in connection with the Transaction. Pursuant to the three-year agreement, we agreed to continue to manufacture certain RFPD products for Arrow. Net sales for the third quarter ended March 2, 2013, reflect a return of inventory from RFPD of approximately $0.1 million. There was also an income tax benefit of $0.3 million recorded during the quarter, reflecting the tax benefit related to the loss from discontinued operations as well as a tax refund from one of our foreign subsidiaries.

Assets and liabilities classified as discontinued operations on our unaudited consolidated balance sheets as of March 2, 2013, and June 2, 2012, include the following (in thousands):

	Mar 2, 2013	Jun 2, 2012
Inventories	$379	$503
Prepaid expenses and other assets	—	11

Discontinued operations—Assets	$379	$514

Accrued liabilities—current (1)	$831	$253
Long-term income tax liabilities (2)	1,461	1,361

Discontinued operations—Liabilities	$2,292	$1,614

(1)	Included in accrued liabilities as of March 2, 2013, is a payable to Arrow for transition services of $2.4 million, offset by a receivable due to us from Arrow for transition services of $1.6 million.
(2)	Included in long-term income tax liabilites as of March 2, 2013, is the reserve for uncertain tax positions.

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

Net Income and Per Share Data

Net income during the third quarter of fiscal 2013 was $0.4 million, or $0.03 per diluted common share and $0.03 per Class B diluted common share, as compared to net income of $1.3 million during the third quarter of fiscal 2012, or $0.08 per diluted common share and $0.08 per Class B diluted common share.

Net income during the first nine months of fiscal 2013 was $1.4 million, or $0.09 per diluted common share and $0.08 per Class B diluted common share, as compared to net income of $5.8 million during the first nine months of fiscal 2012, or $0.34 per diluted common share and $0.31 per Class B diluted common share.

LIQUIDITY, FINANCIAL POSITION, AND CAPITAL RESOURCES

Our growth and cash needs have been primarily financed through income from operations. Cash and cash equivalents for the first nine months ended March 2, 2013, were $77.0 million. In addition, time deposits and CD’s classified as short-term investments were $63.6 million and long-term investments were $7.1 million, including equity investments of $0.4 million. Cash and investments at March 2, 2013, excluding equity investments of $0.4 million, consisted of $85.0 million in North America, $20.2 million in Europe, $1.2 million in Latin America, and $40.9 million in Asia/Pacific. At June 2, 2012, cash and cash equivalents were $43.9 million. Time deposits and CD’s classified as short-term investments were $105.0 million and long-term investments were $10.7 million, including equity investments of $0.4 million. Cash and investments at June 2, 2012, excluding equity investments of $0.4 million, consisted of $94.3 million in North America, $20.7 million in Europe, $0.7 million in Latin America, and $43.5 million in Asia/Pacific.

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

Operating activities, which include our discontinued operations, provided $4.9 million of cash during the first nine months of fiscal 2013. We had net income of $1.4 million in the first nine months of fiscal 2013, which included non-cash stock-based compensation expense of $0.4 million associated with the issuance of stock option awards primarily to our directors and officers and non-cash depreciation and amortization expense of $0.8 million associated with our investments in property and equipment as well as amortization of our intangible assets. Changes in our operating assets and liabilities, net of effects of acquired businesses, provided $2.3 million of cash during the first nine months of fiscal 2013, due primarily to the decrease in our inventory of $2.2 million, decrease in our accounts receivable of $0.5 million, partially offset by an increase to our prepaid expenses of $0.3 million. The decrease in our inventory was the result of reduced inventory purchases during the first nine months due to the decline in net sales. The decrease in our receivables of $0.5 million was due primarily to the improvement in our day sales outstanding. The increase in prepaid expenses of $0.3 million was due primarily to the renewal of our liability insurance coverage.

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

Cash provided by investing activities during the first nine months of fiscal 2013, included proceeds from maturities of investments of $127.5 million, offset by purchases of investments of $82.3 million, $2.6 million for the acquisition of D and C, and $1.1 million in capital expenditures.

Net cash used in investing activities, including our discontinued operations, of $78.4 million during the first nine months of fiscal 2012 was due primarily to the purchase of $199.2 million in time deposits and CDs and $2.3 million paid for the acquisition of Powerlink, offset by $123.1 million in proceeds from time deposits and CDs.

Our purchases and proceeds from investments consist of time deposits and CDs. Purchasing of future investments may vary from period to period due to interest and foreign currency exchange rates.

Cash Flows from Financing Activities

The cash flow from financing activities primarily consists of repurchases of common stock and cash dividends paid.

Cash used in financing activities of $14.1 million during the first nine months of fiscal 2013, resulted from $11.6 million of cash used to repurchase common stock and $2.7 million in dividends paid, offset by $0.1 million of proceeds from the issuance of common stock. The repurchase of common stock relates to our share repurchase authorizations. Cash dividends paid of $2.7 million were approved by the Board of Directors on January 8, 2013, July 24, 2012, and October 9, 2012.

Net cash used in financing activities, including discontinued operations, of $14.9 million during the first nine months of fiscal 2012 was due primarily to $13.1 million related to the repurchase of common stock and $2.5 million in cash dividends paid, partially offset by $0.7 million in proceeds from the issuance of common stock. The repurchase of common stock relates to our share repurchase authorizations. Cash dividends paid of $2.5 million were approved by the Board of Directors on January 10, 2012, July 19, 2011, and October 4, 2011.

Dividend payments for the first nine months of fiscal 2013 were approximately $2.7 million. All future payments of dividends are at the discretion of the Board of Directors. Dividend payments will depend on earnings, capital requirements, operating conditions, and such other factors that the Board may deem relevant.

We believe that the existing sources of liquidity, including current cash, will provide sufficient resources to meet known capital requirements and working capital needs for the fiscal year ending June 1, 2013.

UPDATES TO CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Inventories: Our worldwide inventories are stated at the lower of cost or market, generally using a weighted-average cost method. Our inventories included approximately $32.4 million of finished goods and $2.4 million of raw materials and work-in-progress as of March 2, 2013, as compared to approximately $31.8 million of finished goods and $2.9 million of raw materials and work-in-progress as of June 2, 2012.

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

In the limited cases where remaining performance obligations exist after delivery of the product, the obligation relative to the unit of accounting is inconsequential or perfunctory and is not essential to the functionality of the delivered product. This conclusion was reached based on the following facts: the timing of any remaining obligation is agreed upon with the customer, which in most cases, is performed immediately after the delivery of the product; the cost and time involved to complete the remaining obligation is insignificant in relation to the item sold, and the costs and time do not vary significantly; we have a demonstrated history of completing the remaining obligations timely; and finally, failure to complete the remaining obligation does not enable the customer to receive a full or partial refund of the product or service, and the timing of the payment for the product is not contingent upon completion of remaining performance obligations, if any.

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

Goodwill and Other Intangible Assets: Goodwill is initially recorded based on the premium paid for acquisitions and is subsequently tested for impairment. We test goodwill for impairment annually and whenever events or circumstances indicate impairment may have occurred, such as a significant adverse change in the business climate, loss of key personnel or a decision to sell or dispose of a reporting unit. As of March 2, 2013, our goodwill balance was $2.2 million and represents the premium we paid for Powerlink of $1.4 million during our second quarter of fiscal 2012, adjusted for foreign currency translation and the premium we paid for D and C of $0.9 million during our second quarter of fiscal 2013.

During the fourth quarter of each fiscal year, our goodwill balances are reviewed for impairment using the last day of our third quarter as the measurement date. In accordance with ASC 350 “Intangibles—Goodwill and Other” (“ASC 350”), if indicators of impairment are deemed to be present, we would perform an interim impairment test and any resulting impairment loss would be charged to expense in the period the impairment loss is identified.

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

(a) Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 2, 2013.

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

(b) Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the third quarter of fiscal 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During the third quarter of fiscal 2013, we did not repurchase any shares of our common stock under our share repurchase authorization.

ITEM 5.	OTHER INFORMATION

Results of Operation and Financial Condition and Declaration of Dividend

On April 10, 2013, we issued a press release reporting results for our third quarter and first nine months ended March 2, 2013, and the declaration of a cash dividend. A copy of the press release is furnished as Exhibit 99.1 to this Form 10-Q and incorporated by reference herein.

ITEM 6.	EXHIBITS

See exhibit index which is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RICHARDSON ELECTRONICS, LTD.

Date: April 11, 2013	By:	/s/ Kathleen S. Dvorak
Kathleen S. Dvorak
Chief Financial Officer

(on behalf of the Registrant and as Principal Financial Officer)

Exhibit Index

(c) EXHIBITS

Exhibit
Number	Description

3.1	Restated Certificate of Incorporation of the Company, incorporated by reference to Appendix B to the Proxy Statement / Prospectus dated November 13, 1986, incorporated by reference to the Company’s Registration Statement on Form S-4.

3.2	Amended and Restated By-Laws of the Company, incorporated by reference to Exhibit 3.2 on the Company’s Report on Form 10-Q for the quarterly period ended December 3, 2011.

31.1	Certification of Edward J. Richardson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed pursuant to Part I).

31.2	Certification of Kathleen S. Dvorak pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed pursuant to Part I).

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed pursuant to Part I).

99.1	Press release, dated April 10, 2013.

101	The following financial information from our Quarterly Report on Form 10-Q for the third quarter and first nine months of fiscal 2013, filed with the SEC on April 11, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets as of March 2, 2013, and June 2, 2012, (ii) the Unaudited Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended March 2, 2013, and March 3, 2012, (iii) the Unaudited Consolidated Statements of Cash Flows for the three and nine months ended March 2, 2013, and March 3, 2012, (iv) the Unaudited Consolidated Statement of Stockholder’s Equity as of March 2, 2013, and (v) Notes to Unaudited Consolidated Financial Statements.