Form 10-K
period 2013-06-01
RICHARDSON ELECTRONICS LTD/DE
filed 2013-07-26
CIK 355948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	FOR ANNUAL REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 1, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒   No

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of December 1, 2012, was approximately $129.6 million.

As of July 24, 2013, there were outstanding 12,116,669 shares of Common Stock, $0.05 par value and 2,490,644 shares of Class B Common Stock, $0.05 par value, which are convertible into Common Stock of the registrant on a one-for-one basis.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders scheduled to be held October 8, 2013, which will be filed pursuant to Regulation 14A, are incorporated by reference in Part III of this report. Except as specifically incorporated herein by reference, the abovementioned Proxy Statement is not deemed filed as part of this report.

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

In addition, while we do, from time to time, communicate with securities analysts, it is against our policy to disclose to them any material non-public information, trade secrets, or other confidential commercial information. Accordingly, stockholders should not assume that we agree with any statement or report issued by any analyst irrespective of the content of the statement or report. Thus, to the extent that reports issued by securities analysts contain any projections, forecasts, or opinions, such reports are not our responsibility.

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

On March 1, 2011, we completed the sale of the assets primarily used or held for use in, and certain liabilities of, our RF, Wireless and Power Division (“RFPD”), as well as certain other Company assets, including our information technology assets, to Arrow Electronics, Inc. (“Arrow”) in exchange for $238.8 million, which included an estimated pre-closing working capital adjustment of approximately $27.0 million (“the Transaction”). During the fourth quarter of fiscal 2011, we recorded a working capital adjustment of $4.2 million in our results from discontinued operations. During the second quarter of fiscal 2012, we paid Arrow $3.9 million to settle the agreed upon working capital adjustment.

On September 5, 2011, we acquired the assets of Powerlink Specialist Electronics Support Limited (“Powerlink”) for approximately $2.3 million. Powerlink, a UK-based technical service company with locations in London and Dubai, services traveling wave tube (“TWT”) amplifiers and related equipment for the Satellite Communications market throughout Europe and the Middle East.

On September 4, 2012, we acquired the assets of D and C Import-Export, Inc. (“D and C”) for approximately $2.6 million. D and C, a Florida-based distributor of power grid tubes and associated RF components, services the broadcast, commercial, industrial, medical, military, and scientific markets. This acquisition provides us with access to additional product lines, vendors, and customers.

The consolidated statement of comprehensive income for the year ended May 28, 2011 has been restated to reflect the Transaction. Refer to Note 5 “Discontinued Operations” of the notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for additional discussion on the sale of RFPD.

The consolidated statement of comprehensive income for the fiscal year ended May 28, 2011, has been restated to reflect a misstatement. Refer to Note 3 “Restatement” of the notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for additional discussion on this misstatement.

Our fiscal year 2013 began on June 3, 2012, and ended on June 1, 2013. Unless otherwise noted, all references in this document to a particular year shall mean our fiscal year.

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

Canvys provides customized display solutions serving the corporate enterprise, financial, healthcare, industrial, and medical original equipment manufacturer (“OEM”) markets.

We currently have operations in the following major geographic regions:

•	North America;

•	Asia/Pacific;

•	Europe; and

•	Latin America.

Selected financial data attributable to each segment and geographic region for fiscal 2013, 2012, and 2011 is set forth in Note 12 “Segment and Geographic Information” of the notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

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

We represent leading manufacturers of electron tubes and components used in semiconductor manufacturing equipment and industrial power applications. Among the suppliers we support are Amperex, CPI, Draloric, Eimac, General Electric, Hitachi, Jennings, L3, National, NJRC, Thales, and Toshiba.

Canvys

Canvys provides customized display solutions serving the corporate enterprise, financial, healthcare, industrial, and OEM markets. Our engineers design, manufacture, source, and support a full spectrum of solutions to match the needs of our customers. We offer custom display solutions that include touch screens, protective panels, custom enclosures, specialized cabinet finishes, and application specific software packages. Our volume commitments are much lower than those of the large display manufacturers, making us the ideal choice for companies with very specific design requirements. We partner with both private label manufacturing companies and leading branded hardware vendors to offer the highest quality liquid crystal displays, mounting devices, and customized computing platforms.

As a longtime provider of healthcare solutions to hospitals and medical clinics, we specialize in creating comprehensive solutions for diagnostic and clinical review, 3-D and post processing, surgical suites and modality-specific applications. Our solutions meet certifications and calibration standards for patient monitoring, bio-medical displays, ultrasound, cardiac imaging, picture archiving, and communications systems. We offer our picture archiving communication system (“PACS”) and patient monitoring displays under our own brand, Image Systems.

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

Products and Suppliers

Our inventory levels reflect our commitment to maintain an inventory of a broad range of products for customers who are buying products for replacement of components used in critical equipment. In many cases, the market for our products is characterized by rapid change and obsolescence as a result of the introduction of new technologies. As of June 1, 2013, on average, we hold 120 days of inventory in the normal course of operations. This level of inventory reflects the fact that we also sell a number of products representing trailing edge technology. While the market for these trailing edge technology products is declining, we are increasing our market share. As manufacturers for these products exit the business, we sometimes purchase a substantial portion of their remaining inventory.

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

Sales and Product Management

As of the end of fiscal 2013, we employed 150 sales and product management personnel worldwide. In addition, we have authorized representatives, who are not our employees, selling our products primarily in regions where we do not have a direct sales presence.

We offer various credit terms to qualifying customers as well as prepayment, credit card, and cash on delivery terms. We establish credit limits for each sale prior to selling product to our customers and routinely review delinquent and aging accounts.

Distribution

We maintain approximately 110,700 part numbers in our product inventory database and we estimate that more than 90% of orders received by 6:00 p.m. local time are shipped complete the same day if product is in stock. Customers can access our products on our web sites, www.rell.com, www.canvys.com, and www.rellaser.com, through electronic data interchange, or by telephone. Customer orders are processed by our regional sales offices and supported primarily by one of our distribution facilities in LaFox, Illinois; Amsterdam, Netherlands; Marlborough, Massachusetts; Plymouth, Minnesota; Donaueschingen, Germany; or Singapore, Singapore. We also have satellite warehouses in Sao Paulo, Brazil; Shanghai, China; Bangkok, Thailand; and Hook, United Kingdom. Our data processing network provides on-line, real-time interconnection of all sales offices and central distribution operations, 24 hours per day, seven days per week. Information on stock availability, cross-reference information, customers, and market analyses are obtainable throughout the entire distribution network.

International Sales

During fiscal 2013, approximately 55% of our sales were made outside the U.S. We continue to pursue new international sales to further expand our geographic reach.

Employees

As of June 1, 2013, we employed 314 individuals, of which 298 were full-time and 16 were part-time. Of these, 191 were located in the United States and 123 were located internationally. The worldwide employee base included 150 in sales and product management, 17 in distribution support, 82 in administrative positions, and 65 in value-add and product manufacturing. All of our employees are non-union, and we consider our relationships with our employees to be good.

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

We may not achieve our growth, cost-reduction or margin expansion goals.

We have established goals to improve our profitability by growing our sales with new and existing customers, reducing our expenses, and increasing our margins. If we do not achieve our growth objectives, the complexity of our global infrastructure makes it difficult to reduce our fixed cost structure to align with the size of our operations. Factors that could have a significant effect on our ability to achieve these goals include the following:

•	Failure to achieve our sales and margin growth objectives in our product lines and business units;

•	Failure to identify, consummate and integrate future acquisitions;

•	Declining gross margin reflecting competitive pricing pressures or product mix; and,

•	Limitations on our ability to leverage our support-function cost structure while maintaining an adequate structure to achieve our long-term growth objectives.

We have historically incurred significant charges for inventory obsolescence, and may incur similar charges in the future.

We maintain significant inventories in an effort to ensure that customers have a reliable source of supply. Our products generally support industrial machinery that is powered by tube technology. As technology evolves and this capital equipment is replaced, the market for our products potentially declines. In addition, the market for many of our other products is characterized by rapid change resulting from the development of new technologies, evolving industry standards, frequent new product introductions by some of our suppliers and changing end-user demand, which can contribute to the decline in value or obsolescence of our inventory. We do not have many long-term supply contracts with our customers. If we fail to anticipate the changing needs of our customers or we fail to accurately forecast customer demand, our customers may not place orders with us, and we may accumulate significant inventories of products which we will be unable to sell or return to our vendors. This may result in a significant decline in the value of our inventory.

We face competitive pressures in the markets we serve.

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

A single stockholder has voting control over us.

As of July 22, 2013, Edward J. Richardson, our Chairman, Chief Executive Officer and President, beneficially owned approximately 99% of the outstanding shares of our Class B common stock, representing approximately 67% of the voting power of the outstanding common stock. This share ownership permits Mr. Richardson to exert control over the outcome of stockholder votes, including votes concerning the election of directors, by-law amendments, possible mergers, corporate control contests, and other significant corporate transactions.

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

EDG’s principal products are vacuum tubes. These tubes and certain other products supplied by EDG are currently produced by a relatively small number of manufacturers. One of EDG’s suppliers represents 16% of our total sales volume. Our success depends, in large part, on maintaining current vendor relationships and developing new relationships. We believe that some vendors supplying products to EDG product lines are consolidating their distribution relationships as a result of the declining market for vacuum tubes. To the extent that our significant suppliers reduce the volume of product they sell through distribution and are unwilling to continue to do business with us, or extend lead times, or limit supplies due to capacity constraints, or other factors, there could be a material adverse effect on our business.

International operations represent a significant percentage of our business and present a variety of unique risks which could impact our results of operations.

Because we source and sell our products worldwide, our business is subject to risks associated with doing business internationally. These risks include the costs and difficulties of managing foreign entities, limitations on the repatriation and investment of funds, currency fluctuations, cultural differences that affect customer preferences and business practices, unstable political or economic conditions, trade protection measures and import or export licensing requirements, changes in tax laws and difficulty in staffing global operations.

We also face exposure to fluctuations in foreign currency exchange rates because we conduct business outside of the U.S. Price increases caused by currency exchange rate fluctuations may make our products less competitive or may have an adverse effect on our margins. Our international revenues and expenses generally are derived from sales and operations in currencies other than the U.S. dollar. Accordingly, when the U.S. dollar strengthens in relation to the currencies of the countries in which we sell our products, our U.S. dollar reported net revenue and income will decrease. We currently do not engage in any currency hedging transactions. We cannot predict whether foreign currency exchange risks inherent in doing business in foreign countries will have a material adverse effect on our operations and financial results in the future.

Our products may be found to be defective or our services performed may result in equipment or product damage and, as a result, warranty and/or product liability claims may be asserted against us.

Many of our components are sold at prices that are significantly lower than the cost of the equipment or other goods in which they are incorporated. Additionally, we offer installation and repair services in conjunction with the selling of our components. Since a defect or failure in a product or service could give rise to failures in the equipment that incorporates them, we may face claims for damages that are disproportionate to the revenues and profits we receive from the components involved in the claims. While we typically have provisions in our agreements with our suppliers that hold the supplier accountable for defective products, and we and our suppliers generally exclude consequential damages in our standard terms and conditions, our ability to avoid such liabilities may be limited as a result of various factors, including the inability to exclude such damages due to the laws of some of the countries where we do business. Our business could be materially adversely affected as a result of a significant quality or performance issues in the components sold by us if we are required to pay for the damages that result. Although we have product liability insurance, such insurance is limited in coverage and amount.

Substantial defaults by our customers on our accounts receivable or the loss of significant customers could have a significant negative impact on our business.

We extend credit to our customers. The failure of a significant customer or a significant group of customers to timely pay all amounts due could have a material adverse effect on our financial condition and results of operations. The extension of credit involves considerable judgment and is based on management’s evaluation of factors which include such things as a customer’s financial condition, payment history and the availability of collateral to secure customers’ receivables.

We may not be successful in identifying, consummating and integrating future acquisitions.

As part of our growth strategy, our intent is to acquire additional businesses or assets. We may not be able to identify attractive acquisition candidates or complete the acquisition of identified candidates at favorable prices and upon advantageous terms. Also, acquisitions are accompanied by risks, such as potential exposure to unknown liabilities and the possible loss of key employees and customers of the acquired business. In addition, we may not obtain the expected benefits or cost savings from acquisitions. Acquisitions are subject to risks associated with financing the acquisition and integrating the operations and personnel of the acquired businesses or assets. If any of these risks materialize, they may result in disruptions to our business and the diversion of management time and attention, which could increase the costs of operating our existing or acquired businesses or negate the expected benefits of the acquisitions.

Economic weakness and uncertainty could adversely affect our revenues and gross margins.

Our revenues and gross profit margins depend significantly on global economic conditions, the demand for our products and services and the financial condition of our customers. Economic weakness and uncertainty have in the past resulted, and may result in the future, in decreased revenues and gross profit margins. Economic weakness and uncertainty also make it more difficult for us to forecast overall supply and demand with a great deal of confidence.

Our operating results during Fiscal 2013 reflect a decline in sales volume, and there can be no assurance that we will experience a recovery in the near future; nor can there be any assurance that such worldwide economic volatility experienced recently will not continue.

Major disruptions to our logistics capability could have a material adverse impact on our operations.

Our global logistics services are operated through specialized and centralized distribution centers. We depend on third party transportation service providers for the delivery of products to our customers. A major interruption or disruption in service at any of our distribution centers for any reason (such as natural disasters, pandemics, or significant disruptions of services from our third party providers) could cause cancellations or delays in a significant number of shipments to customers and, as a result, could have a severe impact on our business, operations and financial performance.

We rely heavily on information technology systems, which, if not properly functioning, could materially adversely affect our business.

Pursuant to a Transition Services Agreement with Arrow Electronics, Arrow provides IT services to us. We rely on these information systems to process, analyze, and manage data to facilitate the purchase and distribution of our products, as well as to receive, process, bill, and ship orders on a timely basis. If the IT services provided by Arrow Electronics are not provided to us in an adequate manner, our ability to serve our customers and to perform other vital company functions may be affected. Arrow’s obligation to provide these IT services ends on March 1, 2014, although we have negotiated the right to extend the Agreement. We are in the process of migrating to a new ERP platform with the intent of completing the migration prior to the termination date of the Transition Services Agreement. A significant disruption or failure in the design, implementation or support of the new information technology systems could disrupt our business, result in increased costs or decreased revenues, harm our reputation, or expose us to liability. To the extent we cannot timely complete this project, our business may suffer and we may incur significant additional costs.

We may be subject to intellectual property rights claims, which are costly to defend, could require payment of damages or licensing fees, and/or could limit our ability to use certain technologies in the future.

Substantial litigation and threats of litigation regarding intellectual property rights exist in the display systems and electronics industries. From time to time, third parties (including certain companies in the business of acquiring patents not for the purpose of developing technology but with the intention of aggressively seeking licensing revenue from purported infringers) may assert patent and/or other intellectual property rights to technologies that are important to our business. In any dispute involving products that we have sold, our customers could also become the target of litigation. We are obligated in many instances to indemnify and defend our customers if the products we sell are alleged to infringe any third party’s intellectual property rights. In some cases, depending on the nature of the claim, we may be able to seek indemnification from our suppliers for our self and our customers against such claims, but there is no assurance that we will be successful in obtaining such indemnification or that we are fully protected against such claims. Any infringement claim brought against us, regardless of the duration, outcome or size of damage award, could result in substantial cost, divert our management’s attention, be time consuming to defend, result in significant damage awards, cause product shipment delays; or require us to enter into royalty or other licensing agreements.

Additionally, if an infringement claim is successful we may be required to pay damages or seek royalty or license arrangements which may not be available on commercially reasonable terms. The payment of any such damages or royalties may significantly increase our operating expenses and harm our operating results and financial condition. Also, royalty or license arrangements may not be available at all. We may have to stop selling certain products or using technologies, which could affect our ability to compete effectively.

Potential lawsuits, with or without merit, may divert management’s attention, and we may incur significant expenses in our defense. In addition, we may be required to pay damage awards or settlements, become subject to injunctions or other equitable remedies, or determine to abandon certain lines of business, that may cause a material adverse effect on our results of operations, financial position, and cash flows.

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

If we fail to maintain an effective system of internal controls, or if management or our independent registered public accounting firm discovers material weaknesses in our internal controls, we may be unable to produce reliable financial reports or prevent fraud. In addition, we may be subject to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission or NASDAQ. Any such actions could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

If we are deemed to be an investment company, we will be required to meet burdensome compliance requirements and restrictions on our activities.

Currently we have significant cash reserves. If we are deemed to be an “investment company” as defined under the Investment Company Act of 1940 (the “Investment Company Act”), the nature of our investments may be subject to various restrictions. We do not believe that our principal activities subject us to the Investment Company Act. However, if we are deemed to be subject to the Investment Company Act, compliance with required additional regulatory burdens would increase our operating expenses.

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

We own three facilities and lease 29 facilities. We own our corporate facility and largest distribution center, which is located on approximately 96 acres in LaFox, Illinois and consists of approximately 242,000 square feet of manufacturing, warehouse, and office space. We maintain geographically diverse facilities because we believe this provides value to our customers and suppliers, and limits market risk and exchange rate exposure. We consider our properties to be well maintained, in sound condition and repair, and adequate for our present needs. The extent of utilization varies from property to property and from time to time during the year.

Our facility locations, their primary use, and segments served are as follows:

Location	Leased/Owned	Use	Segment
Woodland Hills, California	Leased	Sales	EDG
Farmington, Connecticut	Leased	Sales	EDG
Brooksville, Florida	Leased	Sales/Distribution	EDG
Fort Lauderdale, Florida	Leased	Sales	EDG
LaFox, Illinois *	Owned	Corporate/Sales/Distribution/Manufacturing	EDG/Canvys
Rockland, Massachusetts	Leased	Sales	EDG
Marlborough, Massachusetts	Leased	Sales/Distribution/Manufacturing	Canvys
Plymouth, Minnesota	Leased	Sales/Distribution/Manufacturing	Canvys
Long Beach, New York	Leased	Sales	EDG
New York City, New York	Leased	Sales	EDG
Charlotte, North Carolina	Leased	Sales	EDG
Sao Paulo, Brazil	Leased	Sales/Distribution	EDG
Beijing, China	Leased	Sales	EDG
Shanghai, China	Leased	Sales/Distribution	EDG
Shenzhen, China	Leased	Sales	EDG
Colombes, France	Leased	Sales	EDG
Donaueschingen, Germany	Leased	Sales/Distribution/Manufacturing	Canvys
Puchheim, Germany	Leased	Sales	EDG
Florence, Italy	Owned	Sales	EDG
Milan, Italy	Leased	Sales	EDG
Tokyo, Japan	Leased	Sales	EDG
Mexico City, Mexico	Leased	Sales	EDG
Amsterdam, Netherlands	Leased	Sales/Distribution	EDG
Singapore, Singapore	Leased	Sales/Distribution	EDG
Seoul, South Korea	Leased	Sales	EDG
Madrid, Spain	Owned	Sales	EDG
Taipei, Taiwan	Leased	Sales	EDG/Canvys
Bangkok, Thailand	Leased	Sales/Distribution	EDG
Dubai, United Arab Emirates	Leased	Sales/Testing/Repair	EDG
Hook, United Kingdom	Leased	Sales/Distribution/Testing/Repair	EDG
Lincoln, United Kingdom	Leased	Sales	EDG/Canvys
Ho Chi Minh City, Vietnam	Leased	Sales	EDG

*	LaFox, Illinois is also the location of our corporate headquarters.

ITEM 3. Legal Proceedings

From time to time, we or our subsidiaries are involved in pending judicial proceedings concerning matters arising in the ordinary course of our business. While the outcome of litigation is subject to uncertainties, based on information at the time the financial statements were issued, we do not believe that the outcome of any current claims will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

PART II

ITEM 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Unregistered Sales of Equity Securities

None.

Share Repurchases

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Amount of Shares Purchased Under the Plans or Programs	Amounts Remaining Under the Share Repurchase Authorization
June 2, 2012					$17,333,081
June 3, 2012 - June 30, 2012	285,800	$11.81	285,800	$3,375,588	$13,957,493
July 1, 2012 - July 28, 2012	35,373	$12.19	35,373	$431,323	$38,526,170
July 29, 2012 - September 1, 2012	140,513	$12.42	140,513	$1,745,405	$36,780,765
September 2, 2012 - September 29, 2012	96,972	$12.11	96,972	$1,174,044	$35,606,721
September 30, 2012 - October 27, 2012	305,158	$11.96	305,158	$3,649,513	$31,957,208
October 28, 2012 - ‘December 1, 2012	100,815	$11.64	100,815	$1,173,507	$30,783,701
December 2, 2012 - December 29, 2012	—	$—	—	$—	$30,783,701
December 30, 2012 - January 26, 2013	—	$—	—	$—	$30,783,701
January 27, 2013 - March 2, 2013	—	$—	—	$—	$30,783,701
March 3, 2013 - March 30, 2013	—	$—	—	$—	$30,783,701
March 31, 2013 - April 27, 2013	—	$—	—	$—	$30,783,701
April 28, 2013 - June 1, 2013	296,725	$11.71	296,725	$3,474,808	$27,308,893

Dividends

Our quarterly dividend was $0.06 per common share and $0.054 per Class B common share. Annual dividend payments for fiscal 2013 and fiscal 2012 were approximately $3.6 million and $3.3 million, respectively. All future payments of dividends are at the discretion of the Board of Directors. Dividend payments will depend on earnings, capital requirements, operating conditions, and such other factors that the Board may deem relevant.

Common Stock Information

Our common stock is traded on the NASDAQ Global Select Market (“NASDAQ”) under the trading symbol (“RELL”). There is no established public trading market for our Class B common stock. As of July 22, 2013, there were approximately 747 stockholders of record for the common stock and approximately 16 stockholders of record for the Class B common stock. The following table sets forth the high and low closing sales price per share of RELL common stock as reported on the NASDAQ for the periods indicated.

Highs and Lows of Common Stock
	2013		2012
Fiscal Quarter	High	Low	High	Low
First	$12.71	$11.52	$15.04	$12.83
Second	$12.39	$10.75	$14.50	$11.89
Third	$12.44	$11.07	$12.62	$11.99
Fourth	$12.24	$11.14	$12.70	$11.50

Performance Graph

The following graph compares the performance of our common stock for the periods indicated with the performance of the NASDAQ Composite Index and NASDAQ Electronic Components Index. The graph assumes $100 invested on the last day of our fiscal year 2008, in our common stock, the NASDAQ Composite Index, and NASDAQ Electronic Components Index. Total return indices reflect reinvestment of dividends at the closing stock prices at the date of the dividend declaration.

Comparison of Five Year Cumulative Total Return among Richardson Electronics Stock Index, NASDAQ Composite Index, and NASDAQ Electronic Components Index

$250
$200
$150
$100
$50
$0

	2008	2009	2010	2011	2012	2013
REL	$100	$57	$142	$199	$130	$174
NASDAQ	$100	$83	$107	$136	$116	$159
Elec Comp	$100	$65	$103	$99	$86	$125

ITEM 6. Selected Financial Data

Five-Year Financial Review

This information should be read in conjunction with our consolidated financial statements, accompanying notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.

	Fiscal Year Ended (1)
	(in thousands , except per share amounts )
	June 1, 2013	June 2, 2012	May 28, 2011 (2) (3)	May 29, 2010 (3)	May 30, 2009 (3)
Statements of Income (Loss)

Net sales	$141,066	$157,836	$158,867	$135,372	$141,190
Continuing Operations
Income (loss) from continuing operations before tax	$642	$7,656	$2,450	$(4,250)	$(27,043)
Income tax provision (benefit)	160	(334)	468	(68)	600

Income (loss) from continuing operations	$482	$7,990	$1,982	$(4,182)	$(27,643)
Discontinued Operations
Income from discontinued operations	$766	$536	$85,966	$20,277	$15,479

Net income (loss)	$1,248	$8,526	$87,948	$16,095	$(12,164)

Per Share Data
Net income (loss) per Common share - Basic:
Income (loss) from continuing operations	$0.03	$0.48	$0.11	$(0.24)	$(1.57)
Income from discontinued operations	0.05	0.03	4.87	1.16	0.88

Total net income (loss) per Common share - Basic:	$0.08	$0.51	$4.98	$0.92	$(0.69)

Net income (loss) per Class B common share - Basic:
Income (loss) from continuing operations	$0.03	$0.43	$0.10	$(0.21)	$(1.41)
Income from discontinued operations	0.05	0.03	4.38	1.04	0.79

Total net income (loss) per Class B common share - Basic:	$0.08	$0.46	$4.48	$0.83	$(0.62)

Net income (loss) per Common share - Diluted:
Income (loss) from continuing operations	$0.03	$0.47	$0.11	$(0.24)	$(1.57)
Income from discontinued operations	0.05	0.03	4.72	1.16	0.88

Total net income (loss) per Common share - Diluted:	$0.08	$0.50	$4.83	$0.92	$(0.69)

Net income (loss) per Class B common share - Diluted:
Income (loss) from continuing operations	$0.03	$0.43	$0.10	$(0.21)	$(1.41)
Income from discontinued operations	0.05	0.03	4.32	1.04	0.79

Total net income (loss) per Class B common share - Diluted:	$0.08	$0.46	$4.42	$0.83	$(0.62)

Cash Dividend Data
Dividends per common share	$0.240	$0.200	$0.110	$0.080	$0.080
Dividends per Class B common share (4)	0.220	0.180	0.099	0.072	0.072

Balance Sheet Data
Total assets	$217,318	$231,423	$314,054	$234,815	$294,198
Short-term debt	—	—	—	19,517	—
Long-term debt	—	—	—	—	52,353
Stockholders’ equity	185,239	200,213	222,047	129,863	222,039

(1)	Our fiscal year ends on the Saturday nearest the end of May. Each of the fiscal years presented contain 52/53 weeks.
(2)	Fiscal 2011 has been restated to reflect a $2.1 million misstatement. See Note 3 “Restatement” of the notes to our consolidated financial statements in Part II, Item 8 for further information.
(3)	Restated to reflect the sale of RFPD. See Note 5 “Discontinued Operations” of the notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on form 10-K.
(4)	The dividend per Class B common share is 90% of the dividend per Class A common share.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and related notes.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to assist the reader in better understanding our business, results of operations, financial condition, changes in financial condition, critical accounting policies and estimates, and significant developments. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes appearing elsewhere in this filing. This section is organized as follows:

•	Business Overview

•

Results of Continuing Operations - an analysis and comparison of our consolidated results of operations for the fiscal years ended June 1, 2013, June 2, 2012, and May 28, 2011, as reflected in our consolidated statements of comprehensive income (loss).

•

Liquidity, Financial Position, and Capital Resources - a discussion of our primary sources and uses of cash for the fiscal years ended June 1, 2013, June 2, 2012, and May 28, 2011, and a discussion of changes in our financial position.

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

On March 1, 2011, we completed the sale of the assets primarily used or held for use in, and certain liabilities of, our RF, Wireless and Power Division (“RFPD”), as well as certain other Company assets, including our information technology assets, to Arrow Electronics, Inc. (“Arrow”) in exchange for $238.8 million, which included an estimated pre-closing working capital adjustment of approximately $27.0 million (“the Transaction”). During the fourth quarter of fiscal 2011, we recorded a working capital adjustment of $4.2 million in our results from discontinued operations. During the second quarter of fiscal 2012, we paid Arrow $3.9 million to settle the agreed upon working capital adjustment.

On September 5, 2011, we acquired the assets of Powerlink Specialist Electronics Support Limited (“Powerlink”) for approximately $2.3 million. Powerlink, a UK-based technical service company with locations in London and Dubai, services traveling wave tube (“TWT”) amplifiers and related equipment for the Satellite Communications market throughout Europe and the Middle East.

On September 4, 2012, we acquired the assets of D and C Import-Export, Inc. (“D and C”) for approximately $2.6 million. D and C, a Florida-based distributor of power grid tubes and associated RF components, services the commercial, broadcast, medical, industrial, scientific, and military markets. This acquisition provides us with access to additional product lines, vendors, and customers.

We have two operating segments which we define as follows:

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

Canvys provides customized display solutions serving the corporate enterprise, financial, healthcare, industrial, and medical original equipment manufacturer (“OEM”) markets.

We currently have operations in the following major geographic regions:

•	North America;

•	Asia/Pacific;

•	Europe; and

•	Latin America.

Results of Continuing Operations

Overview - Fiscal Year Ended June 1, 2013

•	Net sales for fiscal 2013 were $141.1 million, down 10.6%, compared to net sales of $157.8 million during fiscal 2012.

•	Gross margin as a percentage of net sales was relatively flat at 29.5% during fiscal 2013, compared to 29.6% during fiscal 2012.

•	Selling, general, and administrative expenses increased to $41.5 million during fiscal 2013, compared to $40.6 million during fiscal 2012.

•	Operating income during fiscal 2013 was less than $0.1 million, compared to operating income of $6.3 million during fiscal 2012.

•	Income from continuing operations during fiscal 2013 was $0.5 million, or $0.03 per diluted common share, versus income of $8.0 million, or $0.47 per diluted common share, during fiscal 2012.

•

Income from discontinued operations, net of tax, was $0.8 million, or $0.05 per diluted common share, during fiscal 2013 compared to $0.5 million, or $0.03 per diluted common share, during fiscal 2012.

•	Net income during fiscal 2013 was $1.2 million, or $0.08 per diluted common share, compared to net income of $8.5 million, or $0.50 per diluted common share, during fiscal 2012.

Net Sales and Gross Profit Analysis

Net sales by segment and percent change for fiscal 2013, 2012, and 2011 were as follows (in thousands):

Net Sales	FY 2013	FY 2012	FY 2011	FY13 vs. FY12 % Change	FY12 vs. FY11 % Change

EDG	$102,593	$112,586	$113,715	(8.9%)	(1.0%)
Canvys	38,473	45,250	45,152	(15.0%)	0.2%

Total	$141,066	$157,836	$158,867	(10.6%)	(0.6%)

During fiscal 2013 consolidated net sales decreased 10.6 % compared to fiscal 2012. Sales for Canvys declined by 15.0%, and sales for EDG declined 8.9%. Consolidated net sales during fiscal 2012 decreased 0.6% compared to fiscal 2011, reflecting an increase in Canvys sales of 0.2%, offset by a 1.0% decline in sales for EDG.

Gross profit by segment and percent of segment net sales for fiscal 2013, 2012, and 2011 were as follows (in thousands):

Gross Profit	FY 2013		FY 2012		FY 2011

EDG	$31,431	30.6%	$34,626	30.8%	$35,020	30.8%
Canvys	10,114	26.3%	12,155	26.9%	11,093	24.6%

Total	$41,545	29.5%	$46,781	29.6%	$46,113	29.0%

Gross profit reflects the distribution and manufacturing product margin less manufacturing variances, inventory obsolescence charges, customer returns, scrap and cycle count adjustments, engineering costs, unabsorbed manufacturing labor and overhead, and other provisions.

Consolidated gross profit was $41.5 million during fiscal 2013, compared to $46.8 million during fiscal 2012. Consolidated gross margin as a percentage of net sales declined slightly to 29.5% during fiscal 2013, from 29.6% during fiscal 2012. Gross margin during fiscal 2013 and fiscal 2012 included expense related to inventory provisions for EDG and Canvys of $0.2 million and $0.2 million, respectively. In addition gross margin for EDG included $1.0 million and $0.2 million related to unabsorbed manufacturing labor and overhead for continuing operations during fiscal 2013 and 2012, respectively.

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

Electron Device Group

Net sales for EDG decreased 8.9% to $102.6 million during fiscal 2013, from $112.6 million during fiscal 2012. Net sales of tubes decreased to $80.8 million during fiscal 2013, as compared to $90.1 million during fiscal 2012, due primarily to economic factors and weaker demand, particularly in Europe and China, as well as overall declines in the plastic, wood, and semiconductor fabrication markets. Net sales of continuous wave magnetrons and related assemblies sold primarily into the semi-conductor fabrication market decreased to $9.7 million during fiscal 2013, as compared to $10.1 million during fiscal 2012. Gross margin as a percentage of net sales decreased slightly to 30.6% during fiscal 2013, as compared to 30.8% during fiscal 2012.

Net sales for EDG decreased 1.0% to $112.6 million during fiscal 2012, from $113.7 million during fiscal 2011. Net sales of tubes decreased slightly to $90.1 million during fiscal 2012, as compared to $91.9 million during fiscal 2011, due primarily to declines in the broadcast and textile markets. Net sales of continuous wave magnetrons and related assemblies sold primarily into the semi-conductor fabrication market decreased to $10.1 million during fiscal 2012, as compared to $11.5 million during fiscal 2011. Gross margin as a percentage of net sales remained flat at 30.8% during fiscal 2012, as compared to 30.8% during fiscal 2011.

Canvys

Canvys net sales decreased 15.0% to $38.5 million during fiscal 2013, from $45.3 million during fiscal 2012. Sales were down in the North America Healthcare segment driven by the uncertainty with surrounding health care reform while sales in Europe were down due to continuing economic pressures. Gross margin as a percentage of net sales decreased to 26.3% during fiscal 2013 as compared to 26.9% during fiscal 2012, due to lower margin in Europe associated with customer mix and currency exchange.

Canvys net sales increased 0.2% to $45.3 million during fiscal 2012, from $45.2 million during fiscal 2011. Sales increased in the North America original equipment manufacturer (“OEM”) market, while sales in Europe were down due to the effect of the economic crisis on German exports. Healthcare revenues were flat. Gross margin as a percentage of net sales increased to 26.9 % during fiscal 2012 as compared to 24.6% during fiscal 2011, due primarily to improved quoting procedures and project selection, and better control of inventory and expedited freight requirements. A warranty charge taken during the fourth quarter of fiscal 2012 relating to a customer specific project had a negative impact on gross margin of 0.7%.

Sales by Geographic Area

On a geographic basis, our sales are categorized by destination: North America; Europe; Asia/Pacific; Latin America; and Other.

Net sales by geographic area and percent change for fiscal 2013, 2012, and 2011 were as follows (in thousands):

Net Sales	FY 2013	FY 2012	FY 2011	FY13 vs. FY12 % Change	FY12 vs. FY11 % Change

North America	$61,633	$68,990	$67,646	(10.7%)	2.0%
Asia/Pacific	22,732	25,588	26,354	(11.2%)	(2.9%)
Europe	45,663	52,039	54,040	(12.3%)	(3.7%)
Latin America	9,447	9,870	10,239	(4.3%)	(3.6%)
Other	1,591	1,349	588

Total	$141,066	$157,836	$158,867	(10.6%)	(0.6%)

Gross profit by geographic area and percent of geographic net sales for fiscal 2013, 2012, and 2011 were as follows (in thousands):

Gross Profit (Loss)	FY 2013		FY 2012		FY 2011

North America	$21,460	34.8%	$21,640	31.4%	$19,873	29.4%
Asia/Pacific	7,753	34.1%	9,061	35.4%	9,441	35.8%
Europe	14,323	31.4%	16,082	30.9%	14,356	26.6%
Latin America	3,294	34.9%	3,710	37.6%	4,093	40.0%
Other	(5,285)		(3,712)		(1,650)

Total	$41,545	29.5%	$46,781	29.6%	$46,113	29.0%

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses (“SG&A”) increased during fiscal 2013 to $41.5 million from $40.6 million during fiscal 2012. SG&A as a percentage of sales from continuing operations, increased to 29.4% during fiscal 2013 from 25.8% during fiscal 2012. SG&A in fiscal 2013 includes a $1.4 million increase for EDG partially offset by a $0.1 million reduction of support function costs and a decrease of SG&A costs for Canvys of $0.9 million. SG&A in fiscal 2013 includes employee-related termination costs of $0.5 million, $0.3 million, and $0.4 million relating to EDG, Canvys, and Corporate, respectively, compared to no employee-related termination costs for fiscal 2012.

SG&A decreased during fiscal 2012 to $40.6 million from $43.3 million during fiscal 2011. SG&A as a percentage of sales, from continuing operations, declined by 140 basis points to 25.8% during fiscal 2012 from 27.2% during fiscal 2011. The $2.7 million decrease includes a $0.1 million reduction of SG&A for EDG and a $2.8 million reduction of total company support function costs, due primarily to a reduction in headcount and professional services, partially offset by an increase of SG&A costs for Canvys of $0.2 million due primarily to an increase in bad debts from one customer, partially offset by a decrease in salary and severance.

Other (Income) Expense

Other (income) expense was income of $0.6 million during fiscal 2013, compared to income of $1.4 million during fiscal 2012. Other (income) expense included a foreign exchange loss of $0.8 million, as compared to a foreign exchange gain of less than $0.1 million during fiscal 2012. Our foreign exchange gains and losses are primarily due to the translation of U.S. dollars held in non-U.S. entities. We currently do not utilize derivative instruments to manage our exposure to foreign currency. Fiscal 2013 and fiscal 2012 also included $1.3 million and $1.4 million, respectively, of investment income.

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

Income Tax Provision (Benefit)

Our income tax provision during fiscal year 2013 was $0.2 million. Our income tax benefit for fiscal year 2012 was $0.3 million. During fiscal 2011, we had an income tax provision of $0.5 million. The effective income tax rates for continuing operations during fiscal 2013, 2012, and 2011, were 24.9%, (4.37%), and 19.1%, respectively. The difference between the effective tax rates as compared to the U.S. federal statutory rate of 34% during 2013 and 2012 and 35% during fiscal 2011, resulted from our geographical distribution of taxable income or losses, return to provisions adjustments, the release of income tax reserves for uncertain tax positions, changes in the amount of foreign earnings considered to be permanently reinvested, and changes in valuation allowance. There were no changes in judgment during the fiscal year end regarding the beginning-of-year valuation allowance which would require a benefit to be excluded from the annual effective tax rate and allocated to the interim period.

As of June 1, 2013, we had no domestic federal net operating loss (“NOL”) carryforwards. Domestic state NOL carryforwards amounted to approximately $2.3 million. Foreign NOL carryforwards totaled approximately $0.8 million with various or indefinite expiration dates. We also had no alternative minimum tax credit carryforward or foreign tax credit carryforwards as of June 1, 2013. The domestic federal NOL and foreign tax credit generated in fiscal 2013 are expected to be carried back to prior tax years.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant component of objective evidence evaluated was the cumulative income of loss incurred in each jurisdiction over the three-year period ended June 1, 2013. On the basis of this evaluation, as of June 1, 2013, a valuation allowance of $7.5 million has been recorded to record only the portion of the deferred tax asset that more likely than not will be realized. The valuation allowance relates to deferred tax assets in jurisdictions where cumulative losses have been incurred, and domestic state NOL carryforwards related to states where the utilization of NOLs have been suspended. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth.

Our future U.S. federal statutory tax rate is expected to be closer to 34%, our state effective tax rate is expected to be approximately 3.8%, and our foreign effective tax rate is expected to be approximately 26%.

Income taxes paid, including foreign estimated tax payments, were $1.7 million, $40.1 million, and $3.4 million during fiscal 2013, 2012, and 2011, respectively.

We have historically determined that certain undistributed earnings of our foreign subsidiaries to the extent of cash available will be repatriated to the U.S., and accordingly, we have provided a deferred tax liability totaling $6.8 million and $7.6 million as of June 1, 2013 and June 2, 2012, respectively, on foreign earnings of $42.6 million. In addition, as of June 1, 2013, $36.9 million of cumulative positive earnings of some of our foreign subsidiaries are still considered permanently reinvested pursuant to ASC 740-30, Income Taxes - Other Considerations or Special Areas (“ASC 740-30”). Due to various tax attributes that are constantly changing, it is not practical to determine what, if any, tax liability might exist if such earnings were to be repatriated.

In the normal course of business, we are subject to examination by taxing authorities throughout the world. Generally, years prior to fiscal 2005 are closed for examination under the statute of limitation for U.S. federal, state or local, or non-U.S. tax jurisdictions. During fiscal 2013, we completed federal audits in the U.S. for fiscal 2009, 2010, and 2011. Our primary foreign tax jurisdictions are Germany and the Netherlands. We have tax years open in Germany and the Netherlands beginning in fiscal 2007.

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

Financial Summary - Discontinued Operations

Summary financial results for fiscal 2013, 2012, and 2011 are presented in the following table (in thousands):

	Fiscal 2013	Fiscal 2012	Fiscal 2011
Net sales	$636	$2,984	$321,826
Gross profit (loss) (1)	(553)	(227)	66,718
Selling, general, and administrative expenses (2)	714	552	44,317
Interest expense, net	—	—	387
Additional gain on sale	18	(266)	(111,432)
Income tax provision (benefit) (3)	(2,051)	(1,049)	47,480
Income (loss) from discontinued operations, net of tax	766	536	85,966

Notes:

(1)	Gross profit (loss) for fiscal year 2013 includes unabsorbed manufacturing labor and overhead expenses related to the Manufacturing Agreement with RFPD.
(2)	Selling, General and Administrative expenses relates primarily to tax audits resulting from the Transaction.
(3)	The income tax benefit of $2.1 million during fiscal year 2013 relates primarily to the reversal of tax reserves.

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

Assets and liabilities classified as discontinued operations on our consolidated balance sheets as of June 1, 2013, and June 2, 2012, include the following (in thousands):

	June 1, 2013	June 2, 2012
Inventories	$303	$503
Prepaid expenses and other assets	—	11

Discontinued operations - Assets	$303	$514

Accrued liabilities - current (1)	$243	$253
Long-term income tax liabilities (2)	—	1,361

Discontinued operations - Liabilities	$243	$1,614

(1)	Included in accrued liabilities as of June 2, 2012, is $0.2 million of other accrued liabilities primarily related to professional legal and tax services.
(2)	Included in long-term income tax liabilties as of June 1, 2012, is the reserve for uncertain tax positions of $1.4 million.

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

LIQUIDITY, FINANCIAL POSITION, AND CAPITAL RESOURCES

Our growth and cash needs have been primarily financed through income from operations and the proceeds from the sale of RFPD during fiscal 2011.

Cash and cash equivalents were $102.0 million at June 1, 2013. In addition, CD’s and time deposits, classified as short-term investments were $38.9 million and long-term investments were $5.5 million including equity securities of $0.4 million. Cash and investments at June 1, 2013, consisted of $81.7 million in North America, $22.1 million in Europe, $1.2 million in Latin America, and $41.0 million in Asia/Pacific.

At June 2, 2012, cash and cash equivalents were $43.9 million at June 2, 2012. In addition, CD’s and time deposits classified as short-term investments were $105.0 million and long-term investments were $10.7 million, including equity securities of $0.4 million. Cash and investments at June 2, 2012, consisted of $94.3 million in North America, $20.7 million in Europe, $0.7 million in Latin America, and $43.5 million in Asia/Pacific.

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

We believe we will continue to have sufficient liquidity to fund our future growth strategies for our remaining business in the foreseeable future.

Cash Flows from Operating Activities

The cash flow from operating activities primarily resulted from our net income, adjusted for non-cash items, and changes in our operating assets and liabilities.

Operating activities, which include our discontinued operations, provided $8.6 million of cash during fiscal 2013. We had net income of $1.2 million during fiscal 2013, which included non-cash stock-based compensation expense of $0.6 million associated with the issuance of stock option awards primarily to our directors and officers and depreciation and amortization expense of $1.1 million associated with our property and equipment as well as amortization of our intangible assets. Changes in our operating assets and liabilities, net of effects of acquired businesses, provided $7.4 million of cash during fiscal 2013, due primarily to the decrease in inventory of $2.5 million, decrease in our accounts receivable of $1.8 million, partially offset by an increase to our prepaid expenses of $0.3 million. The decrease in our inventory was the result of reduced inventory purchases during fiscal 2013 due to the decline in net sales. The decrease in our receivables of $1.8 million was due primarily to the improvement in our day sales outstanding and lower sales volume. The increase in prepaid expenses of $0.3 million was due primarily to the renewal of our liability insurance coverage.

Cash used in operating activities, including our discontinued operations, during fiscal 2012 was $48.7 million. The $48.7 million of cash used in operating activities primarily reflects a decrease of $50.1 million in accrued liabilities, a $5.2 million decrease in long-term tax liabilities, a $6.6 million increase in income tax receivable, and an increase of $4.9 million in inventory, offset by a $5.1 million decrease in prepaid expenses and other assets. The $50.1 million decrease in accrued liabilities, excluding the impact of foreign exchange of $0.8 million, was due primarily to our tax payment related to the sale of RFPD during fiscal 2012. The $5.2 million decrease in long-term tax liabilities, excluding the impact of foreign exchange of $0.3 million, relates primarily to adjustments to our deferred tax liabilities as a result of changes to the amounts of permanently reinvested foreign earnings. The $6.6 million in income tax receivable relates to an overpayment in our estimated tax during fiscal 2012. The $4.9 million in inventory, excluding the impact of foreign exchange of $1.3 million, was due primarily to increased purchasing to support future sales growth. The $5.1 million decrease in prepaid expenses and other assets, excluding the impact of foreign exchange of less than $0.1 million, was due primarily to the final payment received of $4.2 million, from Arrow for the sale of RFPD.

Cash Flows from Investing Activities

The cash flow from investing activities has consisted primarily of purchases and maturities of investments and capital expenditures.

Cash provided by investing activities during fiscal 2013, included proceeds from the maturities of investments of $154.2 million, offset by the purchase of investments of $82.9 million, $2.6 million for the acquisition of D and C, and $1.6 million in capital expenditures.

Net cash used in investing activities of $49.4 million during fiscal 2012, was due primarily to the purchase of $423.6 million in time deposits and CDs and $2.3 million for the acquisition of Powerlink, offset by $376.6 million in proceeds from time deposits and CDs.

Our purchases and proceeds from investments consist of time deposits and CDs. Purchasing of future investments may vary from period to period due to interest and foreign currency exchange rates.

Cash Flows from Financing Activities

The cash flow from financing activities primarily consists of repurchases of common stock and cash dividends paid.

Cash used in financing activities of $18.4 million during fiscal 2013, resulted from $15.0 million of cash used to repurchase common stock and $3.6 million in dividends paid, offset by $0.2 million of proceeds from the issuance of common stock. The repurchase of common stock relates to our share repurchase authorizations. Cash dividends paid of $3.6 million were approved by the Board of Directors on July 23, 2012, October 8, 2012, January 8, 2013, and April 9, 2013.

Cash used in financing activities of $26.6 million during fiscal 2012, was due primarily to $24.0 million related to the repurchases of common stock and $3.3 million in cash dividends paid, partially offset by $0.8 million in proceeds from the issuance of common stock. The repurchase of common stock relates to our share repurchase authorizations. Cash dividends paid of $2.5 million were approved by the Board of Directors on July 19, 2011, October 4, 2011, January 10, 2012, and April 10, 2012.

Dividend payments during fiscal 2013 were approximately $3.6 million. All future payments of dividends are at the discretion of the Board of Directors. Dividend payments will depend on earnings, capital requirements, operating conditions, and such other factors that the Board may deem relevant.

Contractual Obligations

Contractual obligations by expiration period are presented in the table below as of June 1, 2013 (in thousands):

	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
Lease obligations (1)	$160	$1,928	$402	$708	$3,198
IT services (2)	1,404	—	—	—	1,404

Total	$1,564	$1,928	$402	$708	$4,602

(1)	Lease obligations are related to certain warehouse and office facilities under non-cancelable operating leases.
(2)	IT services are related to the Transaction.

We believe that the existing sources of liquidity, including current cash, will provide sufficient resources to meet known capital requirements and working capital needs for the fiscal year ending May 31, 2014.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management continuously evaluates its critical accounting policies and estimates, including the allowance for doubtful accounts, revenue recognition, inventory obsolescence, goodwill and other intangible assets, loss contingencies, and income taxes. Management bases the estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances, however, actual results could differ from those estimates.

The policies discussed below are considered by management to be critical to understanding our financial position and the results of operations. Their application involves significant judgments and estimates in preparation of our consolidated financial statements. For all of these policies, management cautions that future events rarely develop exactly as forecasted, and the best estimates routinely require adjustment.

Allowance for Doubtful Accounts

Our allowance for doubtful accounts includes estimated losses that result from uncollectible receivables. The estimates are influenced by the following: continuing credit evaluation of customers’ financial conditions; aging of receivables, individually and in the aggregate; a large number of customers which are widely dispersed across geographic areas; collectability and delinquency history by geographic area; and the fact that no single customer accounts for more than 10% of net sales. Significant changes in one or more of these considerations may require adjustments affecting net income and net carrying value of accounts receivable. The allowance for doubtful accounts was approximately $1.1 million as of June 1, 2013, and June 2, 2012.

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

Inventories

Our worldwide inventories are stated at the lower of cost or market, generally using a weighted-average cost method. Our inventories included approximately $31.6 million of finished goods and $2.4 million of raw materials and work-in-progress as of June 1, 2013, as compared to approximately $31.8 million of finished goods and $2.9 million of raw materials and work-in-progress as of June 2, 2012.

Provisions for obsolete or slow moving inventories are recorded based upon regular analysis of stock rotation privileges, obsolescence, the exiting of certain market segments, and assumptions about future demand and market conditions. If future demand, changes in the industry, or market conditions differ from management’s estimates, additional provisions may be necessary.

We recorded provisions to our inventory reserves of $0.4 million, $0.4 million, and $1.1 million during fiscal 2013, 2012, and 2011, respectively, which were included in cost of sales. The provisions were principally for obsolete and slow moving parts. The parts were written down to estimated realizable value.

Goodwill and Other Intangible Assets

Goodwill is initially recorded based on the premium paid for acquisitions and is subsequently tested for impairment. We test goodwill for impairment annually and whenever events or circumstances indicates an impairment may have occurred, such as a significant adverse change in the business climate, loss of key personnel or a decision to sell or dispose of a reporting unit. As of the fiscal year ended June 1, 2013, our goodwill balance was $1.5 million and represents the premium we paid for Powerlink of $1.3 million during our second quarter of fiscal 2012, adjusted for foreign currency translation, and the premium we paid for D and C of $0.2 million during our second quarter of fiscal 2013.

During the fourth quarter of each fiscal year, our goodwill balances are reviewed for impairment through the application of a fair-value based test, using the third quarter as the measurement date. In performing our annual review of goodwill balances for impairment, we estimate the fair value of each of our reporting units based primarily on projected future operating results, discounted cash flows, and other assumptions. Projected future operating results and cash flows used for valuation purposes may reflect considerable improvements relative to historical periods with respect to, among other things, revenue growth and operating margins. Although we believe our projected future operating results and cash flows and related estimates regarding fair values are based on reasonable assumptions, historically, projected operating results and cash flows have not always been achieved. In accordance with ASC 350 “Intangibles - Goodwill and Other”, if indicators of impairment are deemed to be present, we would perform an interim impairment test and any resulting impairment loss would be charged to expense in the period identified.

The results of our goodwill impairment tests as of March 2, 2013, indicated no goodwill impairment as estimated fair value of each reporting unit exceeded the carrying value.

Intangible assets are initially recorded at their fair market values determined on quoted market prices in active markets, if available, or recognized valuation models. Intangible assets that have finite useful lives are amortized on a straight-line basis over their useful lives.

Our intangible assets represent the fair value for trade name, customer relationships, and non-compete agreements acquired in connection with the acquisition of Powerlink during our second quarter of fiscal 2012 and D and C acquired during our second quarter of fiscal 2013.

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

During November 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities, (ASU Update No. 2011-11). ASU Update No. 2011-11, requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. Offsetting, otherwise known as netting, is the presentation of assets and liabilities as a single net amount in the statement of financial position (balance sheet). An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. We will be adopting ASU Update No. 2011-11 during our first quarter of fiscal 2014, and the adoption will not have a material impact on our financial results.

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

Our foreign denominated assets and liabilities are cash, accounts receivable, inventory, accounts payable and intercompany receivables and payables, as we conduct business in countries of the European Union, Asia/Pacific and, to a lesser extent, Canada and Latin America. We could manage foreign exchange exposures by using currency clauses in sales contracts, local debt to offset asset exposures, and forward contracts to hedge significant transactions. We have not entered into any forward contracts in fiscal 2013, fiscal 2012, or fiscal 2011.

Had the U.S. dollar changed unfavorably 10% against various foreign currencies, foreign denominated net sales would have been lower by an estimated $14.1 million during fiscal 2013, an estimated $15.8 million during fiscal 2012, and an estimated $15.7 million during fiscal 2011. Total assets would have declined by an estimated $26.1 million as of the fiscal year ended June 1, 2013, and an estimated $26.7 million as of the fiscal year ended June 2, 2012, while the total liabilities would have decreased by an estimated $0.9 million as of the fiscal year ended June 1, 2013, and an estimated $0.5 million as of the fiscal year ended June 2, 2012.

The interpretation and analysis of these disclosures should not be considered in isolation since such variances in exchanges rates would likely influence other economic factors. Such factors, which are not readily quantifiable, would likely also affect our operations.

ITEM 8. Financial Statements and Supplementary Data

Richardson Electronics, Ltd.

Consolidated Balance Sheets

(in thousands, except per share amounts)

	June 1, 2013	June 2, 2012
Assets
Current assets:
Cash and cash equivalents	$102,002	$43,893
Accounts receivable, less allowance of $1,092 and $1,058	18,268	19,727
Inventories	33,975	34,675
Prepaid expenses and other assets	1,155	806
Deferred income taxes	1,856	2,095
Income tax receivable	6,429	6,572
Investments - current	38,971	105,009
Discontinued operations - assets	303	514

Total current assets	202,959	213,291

Non-current assets:
Property, plant and equipment, net	5,073	4,375
Goodwill	1,519	1,261
Other Intangibles	908	355
Non-current deferred income taxes	1,398	1,458
Investments - non-current	5,461	10,683

Total non-current assets	14,359	18,132

Total assets	$217,318	$231,423

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$14,255	$12,611
Accrued liabilities	9,566	8,466
Discontinued operations - liabilities	245	253

Total current liabilities	24,066	21,330

Non-current liabilities:
Long-term income tax liabilities	6,726	7,306
Other non-current liabilities	1,287	1,213
Discontinued operations - non-current liabilities	—	1,361

Total non-current liabilities	8,013	9,880

Total liabilities	32,079	31,210

Commitments and contingencies	—	—
Stockholders’ equity
Common stock, $0.05 par value; issued 12,263 shares at June 1, 2013, and 13,074 shares at June 2, 2012	613	654
Class B common stock, convertible, $0.05 par value; issued 2,491 shares at June 1, 2013, and 2,920 shares at June 2, 2012	125	146
Preferred stock, $1.00 par value, no shares issued	—	—
Additional paid-in-capital	73,979	88,217
Common stock in treasury, at cost, 9 shares at June 1, 2013, and 18 shares at June 2, 2012	(105)	(216)
Retained earnings	101,816	104,139
Accumulated other comprehensive income	8,811	7,273

Total stockholders’ equity	185,239	200,213

Total liabilities and stockholders’ equity	$217,318	$231,423

Richardson Electronics, Ltd.

Consolidated Statements of Comprehensive Income (Loss)

(in thousands, except per share amounts)

	Fiscal Year Ended
	June 1, 2013	June 2, 2012	May 28, 2011
Statements of Comprehensive Income (Loss)
Net sales	$141,066	$157,836	$158,867
Cost of sales	99,521	111,055	112,754

Gross profit	41,545	46,781	46,113
Selling, general, and administrative expenses	41,536	40,603	43,255
Gain (loss) on disposal of assets	(2)	(77)	12

Operating income	11	6,255	2,846

Other (income) expense:
Investment/interest income	(1,306)	(1,386)	(228)
Foreign exchange (gain) loss	760	(5)	607
Loss on retirement of short-term debt	—	—	60
Other, net	(85)	(10)	(43)

Total other (income) expense	(631)	(1,401)	396

Income from continuing operations before income taxes	642	7,656	2,450
Income tax provision (benefit)	160	(334)	468

Income from continuing operations	482	7,990	1,982
Income from discontinued operations, net of tax	766	536	85,966

Net income	1,248	8,526	87,948

Foreign currency translation gain (loss), net of tax	(1,508)	(4,227)	7,988
Fair value adjustments on investments	(30)	(40)	64

Comprehensive income (loss)	$(290)	$4,259	$96,000

Net income per Common share - Basic:
Income from continuing operations	$0.03	$0.48	$0.11
Income from discontinued operations	0.05	0.03	4.87

Total net income per Common share - Basic:	$0.08	$0.51	$4.98

Net income per Class B common share - Basic:
Income from continuing operations	$0.03	$0.43	$0.10
Income from discontinued operations	0.05	0.03	4.38

Total net income per Class B common share - Basic:	$0.08	$0.46	$4.48

Net income per Common share - Diluted:
Income from continuing operations	$0.03	$0.47	$0.11
Income from discontinued operations	0.05	0.03	4.72

Total net income per Common share - Diluted:	$0.08	$0.50	$4.83

Net income per Class B common share - Diluted:
Income from continuing operations	$0.03	$0.43	$0.10
Income from discontinued operations	0.05	0.03	4.32

Total net income per Class B common share - Diluted:	$0.08	$0.46	$4.42

Weighted average number of shares:
Common shares - Basic	12,448	14,025	14,926

Class B common shares - Basic	2,790	2,941	3,019

Common shares - Diluted	15,372	17,118	18,203

Class B common shares - Diluted	2,790	2,941	3,019

Dividends per common share	$0.240	$0.200	$0.110

Dividends per Class B common share	$0.220	$0.180	$0.099

Richardson Electronics, Ltd.

Consolidated Statements of Cash Flows

(in thousands)

	Fiscal Year Ended
	June 1, 2013	June 2, 2012	May 28, 2011
Operating activities:
Net income	$1,248	$8,526	$87,948
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	1,057	1,112	1,964
(Gain) loss on sale of investments	(28)	—	(6)
(Gain) loss on disposal of assets	16	(77)	(11)
Loss on retirement of short-term debt	—	—	60
Share-based compensation expense	619	481	1,188
Deferred income taxes	145	2,855	252
Inventory provisions	607	512	1,926
Pre-tax gain on sale of RFPD	—	—	(111,432)
Change in assets and liabilities, net of effect of acquired businesses:
Accounts receivable	1,814	4,112	(6,611)
Income tax receivable	143	(6,572)	—
Inventories	2,490	(4,941)	(17,491)
Prepaid expenses and other assets	(329)	5,058	(6,108)
Accounts payable	1,482	(4,712)	2,043
Accrued liabilities	960	(50,115)	37,612
Long-term income tax liabilities	(1,918)	(5,205)	12,091
Other	319	243	(1,291)

Net cash provided by (used in) operating activities	8,625	(48,723)	2,134

Investing activities:
Cash consideration paid for acquired businesses	(2,557)	(2,291)	—
Capital expenditures	(1,640)	(218)	(533)
Proceeds from sale of assets	4	25	3
Proceeds from sale of RFPD, less costs to sell	—	—	228,973
Proceeds from maturity of investments	154,228	376,633	776,541
Purchases of investments	(82,898)	(423,585)	(844,907)
Proceeds from sales of available-for-sale securities	188	208	186
Purchases of available-for-sale securities	(188)	(208)	(186)
Other	68	39	(64)

Net cash provided by (used in) investing activities	67,205	(49,397)	160,013

Financing activities:
Proceeds from borrowings	—	—	181,800
Payments on debt	—	—	(181,800)
Payments on retirement of short-term debt	—	—	(19,517)
Repurchase of common stock	(15,024)	(23,991)	(8,838)
Proceeds from issuance of common stock	198	807	5,434
Tax benefit from stock option exercises	—	—	346
Cash dividends paid	(3,571)	(3,315)	(1,946)
Other	—	(75)	—

Net cash used in financing activities	(18,397)	(26,574)	(24,521)

Effect of exchange rate changes on cash and cash equivalents	676	(2,388)	4,311

Increase/ (decrease) in cash and cash equivalents	58,109	(127,082)	141,937
Cash and cash equivalents at beginning of period	43,893	170,975	29,038

Cash and cash equivalents at end of period	$102,002	$43,893	$170,975

Supplemental Disclosure of Cash Flow Information:
Cash paid during the fiscal year for:
Interest	$—	$1	$1,229
Income taxes	$1,680	$40,143	$3,356

Richardson Electronics, Ltd.

Consolidated Statement of Stockholders’ Equity

(in thousands)

	Common	Class B Common	Par Value	Additional Paid In Capital	Common Stock in Treasury	Retained Earnings	Accumulated Other Comprehensive Income	Total

Balance May 29, 2010:	16,029	3,048	$954	$120,998	$(8,503)	$12,925	$3,489	$129,863

Comprehensive income
Net income	—	—	—	—	—	87,948	—	87,948
Foreign currency translation	—	—	—	—	—	—	7,988	7,988
Fair value adjustments on investments	—	—	—	—	—	—	64	64

Share-based compensation:
Non-vested restricted stock	—	—	—	11	—	—	—	11
Stock options	—	—	—	1,177	—	—	—	1,177
Common stock:
Employee stock option grant	1	—	—	5	—	—	—	5
Options Exercised	700	—	34	5,741	—	—	—	5,775
Converted Class B to Common	96	(96)	—	—	—	—	—	—
Repurchase of common stock	—	—	—	—	(8,837)	—	—	(8,837)
Treasury stock	(1,905)	—	(95)	(15,753)	15,847	—	—	(1)
Dividends paid to:
Common ($0.11 per share)	—	—	—	—	—	(1,647)	—	(1,647)
Class B ($0.099 per share)	—	—	—	—	—	(299)	—	(299)

Balance May 28, 2011:	14,921	2,952	$893	$112,179	$(1,493)	$98,927	$11,541	$222,047

Comprehensive income
Net income	—	—	—	—	—	8,526	—	8,526
Foreign currency translation	—	—	—	—	—	—	(4,227)	(4,227)
Fair value adjustments on investments	—	—	—	—	—	—	(40)	(40)

Share-based compensation:
Stock options	—	—	—	481	—	—	—	481
Common stock:
Options Exercised	121	—	5	799	(79)	—	—	725
Converted Class B to Common	—	(32)	—	—	—	—	—	—
Repurchase of common stock	—	—	—	—	(23,991)	—	—	(23,991)
Treasury stock	(2,000)	—	(100)	(25,242)	25,347	—	—	5
Other	32	—	2	—	—	1	(1)	2
Dividends paid to:
Common ($0.20 per share)	—	—	—	—	—	(2,787)	—	(2,787)
Class B ($0.18 per share)	—	—	—	—	—	(528)	—	(528)

Balance June 2, 2012:	13,074	2,920	$800	$88,217	$(216)	$104,139	$7,273	$200,213

Comprehensive income
Net income	—	—	—	—	—	1,248	—	1,248
Foreign currency translation	—	—	—	—	—	—	1,508	1,508
Fair value adjustments on investments	—	—	—	—	—	—	30	30

Share-based compensation:
Non-vested restricted stock	—	—	—	18	—	—	—	18
Stock options	—	—	—	601	—	—	—	601
Common stock:
Employee stock option grant	—	—	—	—	—	—	—	—
Options Exercised	31	—	2	215	—	—	—	217
Canceled Shares	—	(354)	—	—	—	—	—	—
Converted Class B to Common	200	—	—	—	—	—	—	—
Repurchase of common stock	—	—	—	—	(15,024)	—	—	(15,024)
Treasury stock	(1,196)	(75)	(64)	(15,072)	15,136	—	—	—
Other	154	—	—	—	(1)	—	—	(1)
Dividends paid to:
Common ($0.24 per share)	—	—	—	—	—	(2,971)	—	(2,971)
Class B ($0.22 per share)	—	—	—	—	—	(600)	—	(600)

Balance June 1, 2013:	12,263	2,491	$738	$73,979	$(105)	$101,816	$8,811	$185,239

Notes to Consolidated Financial Statements

(in thousands, except per share amounts)

1.	DESCRIPTION OF THE COMPANY

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

The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP for all fiscal years presented.

The consolidated financial statements include our wholly owned subsidiaries. All intercompany transactions and account balances have been eliminated in consolidation.

Our financial statements for the fiscal year ended May 28, 2011, have been restated to reflect a misstatement. Refer to Note 3 “Restatement” for additional discussion on this misstatement.

Our fiscal year 2013 began on June 3, 2012, and ended on June 1, 2013. Unless otherwise noted, all references to a particular year in this document shall mean our fiscal year.

3.	RESTATEMENT

During the second quarter of fiscal 2012, in connection with an ongoing IRS examination, we determined that a deduction taken on our fiscal 2006 federal tax return was taken in error. As a result, the tax impact of the Net Operating Loss (“NOL”) carry forward from fiscal 2006 was overstated by approximately $2.1 million. The NOL from fiscal 2006 was fully utilized and the reversal of all associated valuation allowances was recorded in our results from discontinued operations during fiscal 2011. The deferred tax asset related to the NOL was fully reserved prior to the fourth quarter of fiscal 2011.

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

We performed an analysis of this error using both the rollover and iron curtain methods and concluded that this error was material to our fiscal 2012 financial statements and immaterial to our fiscal 2011 financial statements. Accordingly, we restated our fiscal 2011 consolidated statement of comprehensive income to correct the error. This error did not impact the financial statements prior to fiscal 2011, as the NOL was fully reserved prior to the fourth quarter of fiscal 2011.

During fiscal 2012, the effect on retained earnings and net income were as follows (in thousands):

	Year Ended June 2, 2012
	Effect on Retained Earnings	Effect on Net Income
Recording of prior year’s income tax expense	$(2,126)	$—
Income tax effect on the above	—	—

Net SAB 108 Effect	$(2,126)	$—

The understatement of income tax expense for our fiscal year ended May 28, 2011, affected our consolidated statement of comprehensive income as follows (in thousands, except per share data):

	As Reported	Restated
Income from discontinued operations, net of tax	$88,092	$85,966
Net Income	90,074	87,948
Income from discontinued operations per diluted share	4.84	4.72
Net Income per diluted share	4.95	4.83

4.	SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates: The preparation of financial statements in conformity with GAAP requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management continuously evaluates its critical accounting policies and estimates, including the allowance for doubtful accounts, revenue recognition, inventory obsolescence, goodwill and other intangible assets, loss contingencies, and income taxes. Management bases the estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances, however, actual results could differ from those estimates.

Fair Values of Financial Instruments: The fair values of financial instruments are determined based on quoted market prices and market interest rates as of the end of the reporting period. Our financial instruments include investments, accounts receivable, accounts payable, and accrued liabilities. The fair values of these financial instruments were not materially different from their carrying values at June 1, 2013, and June 2, 2012.

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

Allowance for Doubtful Accounts: Our allowance for doubtful accounts includes estimated losses that result from uncollectible receivables. The estimates are influenced by the following: continuing credit evaluation of customers’ financial conditions; aging of receivables, individually and in the aggregate; a large number of customers which are widely dispersed across geographic areas; collectability and delinquency history by geographic area; and the fact that no single customer accounts for more than 10% of net sales. Significant changes in one or more of these considerations may require adjustments affecting net income and net carrying value of accounts receivable. The allowance for doubtful accounts was approximately $1.1 million as of June 1, 2013, and $1.1 million as of June 2, 2012.

Inventories: Our worldwide inventories are stated at the lower of cost or market, generally using a weighted-average cost method. Our inventories include approximately $31.6 million of finished goods and $2.4 million of raw materials and work-in-progress as of June 1, 2013, as compared to approximately $31.8 million of finished goods and $2.9 million of raw materials and work-in-progress as of June 2, 2012.

Provisions for obsolete or slow moving inventories are recorded based upon regular analysis of stock rotation privileges, obsolescence, the exiting of certain markets, and assumptions about future demand and market conditions. If future demand, changes in the industry, or market conditions differ from management’s estimates, additional provisions may be necessary.

We recorded provisions to our inventory reserves of $0.4 million, $0.4 million, and $1.1 million during fiscal 2013, 2012, and 2011, respectively, which were included in cost of sales from continuing operations. The provisions were principally for obsolete and slow moving parts. The parts were written down to estimated realizable value.

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

Investments: During fiscal 2013, we invested in time deposits and certificate of deposits (“CD”) in the amount of $44.0 million. Of this, $39.0 million mature in less than twelve months and $5.0 million mature in greater than twelve months. As of June 2, 2012, we had approximately $115.3 million invested in time deposits and CD’s. Of this, $105.0 million matures in less than twelve months and $10.3 million mature in greater than twelve months. The fair value of these investments is the face value of each time deposit and CD.

We also have investments in equity securities, all of which are classified as available-for-sale and are carried at their fair value based on quoted market prices. Our investments, which are included in non-current assets, had a carrying amount of $0.4 million at June 1, 2013, and $0.4 million at June 2, 2012. Proceeds from the sale of securities were $0.2 million during fiscal 2013 and $0.2 million during fiscal 2012 and fiscal 2011. We reinvested proceeds from the sale of securities, and the cost of the equity securities sold was based on a specific identification method. Gross realized gains and losses on those sales were less than $0.1 million during fiscal 2013 and less than $0.1 million during fiscal 2012 and fiscal

2011. Net unrealized holding losses during fiscal 2013 were less than $0.1 million, and during fiscal 2012 and fiscal 2011, were $0.1 million or less, and have been included in accumulated comprehensive income (loss) during its respective fiscal year.

Discontinued Operations: In accordance with ASC 205-20, Presentation of Financial Statements - Discontinued Operations (“ASC 205-20”), we reported the financial results of RFPD as a discontinued operation. Refer to Note 5 “Discontinued Operations” for additional discussion on the sale of RFPD.

Property, Plant and Equipment: Property, plant and equipment are stated at cost, net of accumulated depreciation. Improvements and replacements are capitalized while expenditures for maintenance and repairs are charged to expense as incurred. Provisions for depreciation are computed using the straight-line method over the estimated useful life of the asset. Depreciation expense was approximately $1.0 million, $1.1 million, and $1.2 million during fiscal 2013, 2012, and 2011, respectively. Property, plant and equipment consist of the following (in thousands):

	June 1, 2013	June 2, 2012

Land and improvements	$1,503	$1,447
Buildings and improvements	18,384	18,394
Computer and communications equipment	1,676	1,698
Construction in progress (1)	1,305	—
Machinery and other equipment	4,963	4,772

	$27,831	$26,311
Accumulated depreciation	(22,758)	(21,936)

Property, plant, and equipment, net	$5,073	$4,375

(1)	Relates primarily to IT Infrastructure for our ERP Implementation.

Supplemental disclosure information of the estimated useful life of the asset:

Land improvements	10 years
Buildings and improvements	10 - 30 years
Computer and communications equipment	3 - 10 years
Machinery and other equipment	3 - 10 years

Goodwill and Other Intangible Assets: Goodwill is initially recorded based on the premium paid for acquisitions and is subsequently tested for impairment. We test goodwill for impairment annually and whenever events or circumstances indicates an impairment may have occurred, such as a significant adverse change in the business climate, loss of key personnel or a decision to sell or dispose of a reporting unit. As of the fiscal year ended June 1, 2013, our goodwill balance was $1.5 million and represents the premium we paid for Powerlink of $1.3 million during our second quarter of fiscal 2012, adjusted for foreign currency translation, and the premium we paid for D and C of $0.2 million during our second quarter of fiscal 2013.

During the fourth quarter of each fiscal year, our goodwill balances are reviewed for impairment through the application of a fair-value based test, using the third quarter as the measurement date. In performing our annual review of goodwill balances for impairment, we estimate the fair value of each of our reporting units based primarily on projected future operating results, discounted cash flows, and other assumptions. Projected future operating results and cash flows used for valuation purposes may reflect considerable improvements relative to historical periods with respect to, among other things, revenue growth and operating margins. Although we believe our projected future operating results and cash flows and related estimates regarding fair values are based on reasonable assumptions, historically, projected operating results and cash flows have not always been achieved. In accordance with ASC 350 “Intangibles - Goodwill and Other”, if indicators of impairment are deemed to be present, we would perform an interim impairment test and any resulting impairment loss would be charged to expense in the period identified.

The results of our goodwill impairment tests as of March 2, 2013 and March 1, 2012, indicated no goodwill impairment as estimated fair value of each reporting unit exceeded the carrying value.

Intangible assets are initially recorded at their fair market values determined on quoted market prices in active markets, if available, or recognized valuation models. Intangible assets that have finite useful lives are amortized on a straight-line basis over their useful lives.

Our intangible assets represent the fair value for customer relationships acquired in connection with the acquisition of Powerlink during our second quarter of fiscal 2012 and D and C acquired during second quarter of fiscal 2013.

Accrued Liabilities: Accrued liabilities consist of the following (in thousands):

	June 1, 2013	June 2, 2012

Compensation and payroll taxes	$4,138	$3,442
Income taxes	1,191	1,196
Professional fees	811	603
Other accrued expenses	3,426	3,225

Accrued Liabilities	$9,566	$8,466

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

Changes in the warranty reserve during fiscal 2013 and 2012 were as follows (in thousands):

Warranty Reserve
Balance at May 28, 2011	$138
Accruals for products sold	328
Utilization	(305)
Adjustment	(10)
Foreign exchange	(3)

Balance at June 2, 2012	$148
Accruals for products sold	259
Utilization	(215)
Adjustment	(4)
Foreign exchange	—

Balance at June 1, 2013	$188

Other Non-Current Liabilities: Other non-current liabilities of $1.3 million at June 1, 2013, and $1.2 million at June 2, 2012, primarily represent employee-benefits obligations in various non-US locations.

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

Share-Based Compensation: We measure and recognize compensation cost at fair value for all share-based payments, including stock options. We estimate fair value using the Black-Scholes option-pricing model, which requires assumptions such as expected volatility, risk-free interest rate, expected life, and dividends. Compensation cost is recognized using a graded-vesting schedule over the applicable vesting period, or date on which retirement eligibility is achieved, if shorter (non-substantive vesting period approach). Share-based compensation expense totaled approximately $0.6 million during fiscal 2013, $0.5 million during fiscal 2012, and $1.2 million during fiscal 2011.

Stock options granted to members of the Board of Directors generally vest immediately and stock options granted to employees generally vest over a period of five years and have contractual terms to exercise of 10 years. A summary of stock option activity is as follows (in thousands, except option prices and years):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options Outstanding at May 29, 2010	1,683	$8.09
Granted	209	12.94
Exercised	(699)	7.77
Forfeited	(114)	5.99
Cancelled	(196)	13.69

Options Outstanding at May 28, 2011	883	$8.51
Granted	140	12.87
Exercised	(121)	6.68
Forfeited	(62)	8.91
Cancelled	(74)	7.92

Options Outstanding at June 2, 2012	766	$9.52
Granted	225	11.70
Exercised	(31)	6.37
Forfeited	(14)	10.40
Cancelled	(2)	12.43

Options Outstanding at June 1, 2013	944	$10.13	6.7	$2,087

Options Vested at June 1, 2013	468	$9.17	5.1	$1,449

There were 31,000 stock options exercised during fiscal 2013, with cash received of $0.2 million. The total intrinsic value of options exercised totaled $0.1 million during fiscal 2013, $0.6 million during fiscal 2012, and $2.8 million during fiscal 2011. The weighted average fair value of stock option grants was $4.75 during fiscal 2013, $5.83 during fiscal 2012, and $6.72 during fiscal 2011. As of June 1, 2013, total unrecognized compensation costs related to unvested stock options was approximately $2.1 million which is expected to be recognized over the remaining weighted average period of five years. The total grant date fair value of stock options vested during fiscal 2013 was $0.7 million.

The fair value of stock options is estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Fiscal Year Ended
	June 1, 2013	June 2, 2012	May 28, 2011
Expected volatility	50.79%	53.91%	54.56%
Risk-free interest rate	1.12%	1.52%	2.73%
Expected lives (years)	6.37	6.29	6.32
Annual cash dividend	$0.24	$0.20	$0.11

The expected volatility assumptions are based on historical experience. The risk-free interest rate is based on the yield of a treasury note with a remaining term equal to the expected life of the stock option.

The expected stock option life assumption is based on the Securities and Exchange Commission’s (“SEC”) guidance in Staff Accounting Bulletin (“SAB”) No. 107 (“SAB No. 107”). On December 21, 2007, the SEC issued SAB No. 110 stating that they will continue to accept SAB No. 107, past the original expiration date of December 31, 2007. For stock options granted during fiscal years 2013, 2012, and 2011, we believe that our historical stock option experience does not provide a reasonable basis upon which to estimate expected term. We utilized the Safe Harbor option, or Simplified Method, to determine the expected term of these options in accordance with SAB No. 107 for options granted. We intend to continue to utilize the Simplified Method for future grants in accordance with SAB No. 110 until such time that we believe that our historical stock option experience will provide a reasonable basis to estimate an expected term.

The following table summarizes information about stock options outstanding at June 1, 2013 (in thousands, except option prices and years):

	Outstanding				Vested
Exercise Price Range	Shares	Price	Life	Aggregate Intrinsic Value	Shares	Price	Life	Aggregate Intrinsic Value
$4.18 to $7.24	254	$5.72	5.6	$1,587	166	$5.84	5.4	$1,015
$7.32 to $11.00	138	$8.96	3.3	$414	138	$8.96	3.3	$413
$11.12 to $13.76	552	$12.45	8.1	$86	164	$12.72	6.4	$21

Total	944	$10.13	6.7	$2,087	468	$9.17	5.1	$1,449

A summary of restricted stock award transactions was as follows (in thousands):

Shares
Unvested at May 29, 2010	4
Granted	—
Vested	(4)
Cancelled	—

Unvested at May 28, 2011	—
Granted	—
Vested	—
Cancelled	—

Unvested at June 2, 2012	—
Granted	10
Vested	—
Cancelled	—

Unvested at June 1, 2013	10

Compensation effects arising from issuing stock awards have been charged against income and recorded as additional paid-in-capital in the consolidated statements of stockholder’s equity and were immaterial during fiscal 2013, 2012, and 2011.

The Employees’ 2011 Incentive Compensation Plan authorizes the issuance of up to 750,000 shares as incentive stock options, non-qualified stock options, or stock awards. Under this plan, 444,000 shares are reserved for future issuance. The Plan authorizes the granting of stock options at the fair market value at the date of grant. Generally, these options become exercisable over five years and expire up to 10 years from the date of grant.

On June 16, 2005, our Board of Directors adopted the 2006 Stock Option Plan for Non-Employee Directors which authorizes the issuance of up to 400,000 shares as non-qualified stock options. Under this plan, 150,000 shares of common stock have been reserved for future issuance relating to stock options exercisable based on the passage of time. Each option is exercisable over a period of time from its date of grant at the market value on the grant date and expires after 10 years and one month.

Foreign Currency Translation: Balance sheet items for our foreign entities, included in our consolidated balance sheet are translated into U.S. dollars at end-of-period spot rates. Gains and losses resulting from translation of foreign subsidiary financial statements are credited or charged directly to accumulated other comprehensive income/(loss), a component of stockholders’ equity. Revenues and expenses are translated at the current rate on the date of the transaction. Gains and losses resulting from foreign currency transactions are included in income. Foreign currency translation reflected in our consolidated statements of comprehensive income was a loss of $0.8 million during fiscal 2013, a gain of less than $0.1 million during fiscal 2012, and a loss of $0.6 million during fiscal 2011.

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

The per share amounts presented in the consolidated statements of comprehensive income are based on the following (amounts in thousands, except per share amounts):

	For the Fiscal Year Ended
	June 1, 2013		June 2, 2012		May 28, 2011
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Numerator for Basic and Diluted EPS:
Income from continuing operations	$482	$482	$7,990	$7,990	$1,982	$1,982
Less dividends:
Common stock	2,971	2,971	2,787	2,787	1,647	1,647
Class B common stock	600	600	528	528	299	299

Undistributed earnings (losses)	$(3,089)	$(3,089)	$4,675	$4,675	$36	$36

Common stock undistributed earnings (losses)	$(2,570)	$(2,575)	$3,933	$3,939	$30	$31
Class B common stock undistributed earnings (losses)	(519)	(514)	742	736	6	5

Total undistributed earnings (losses)	$(3,089)	$(3,089)	$4,675	$4,675	$36	$36

Income from discontinued operations	$766	$766	$536	$536	$85,966	$85,966
Less dividends:
Common stock	2,971	2,971	2,787	2,787	1,647	1,647
Class B common stock	600	600	528	528	299	299

Undistributed earnings (losses)	$(2,805)	$(2,805)	$(2,779)	$(2,779)	$84,020	$84,020

Common stock undistributed earnings (losses)	$(2,334)	$(2,338)	$(2,338)	$(2,342)	$71,081	$71,267
Class B common stock undistributed earnings (losses)	(471)	(467)	(441)	(437)	12,939	12,753

Total undistributed earnings (losses)	$(2,805)	$(2,805)	$(2,779)	$(2,779)	$84,020	$84,020

Net income	$1,248	$1,248	$8,526	$8,526	$87,948	$87,948
Less dividends:
Common stock	2,971	2,971	2,787	2,787	1,647	1,647
Class B common stock	600	600	528	528	299	299

Undistributed earnings (losses)	$(2,323)	$(2,323)	$5,211	$5,211	$86,002	$86,002

Common stock undistributed earnings (losses)	$(1,933)	$(1,937)	$4,384	$4,391	$72,757	$72,948
Class B common stock undistributed earnings (losses)	(390)	(386)	827	820	13,245	13,054

Total undistributed earnings (losses)	$(2,323)	$(2,323)	$5,211	$5,211	$86,002	$86,002

Denominator for basic and diluted EPS:
Common stock weighted average shares	12,448	12,448	14,025	14,025	14,926	14,926

Class B common stock weighted average shares, and shares under if-converted method for diluted EPS	2,790	2,790	2,941	2,941	3,019	3,019

Effect of dilutive securities
Dilutive stock options		134		152		258
Denominator for diluted EPS adjusted for weighted average shares and assumed conversions		15,372		17,118		18,203

Income from continuing operations per share:
Common stock	$0.03	$0.03	$0.48	$0.47	$0.11	$0.11

Class B common stock	$0.03	$0.03	$0.43	$0.43	$0.10	$0.10

Income from discontinued operations per share:
Common stock	$0.05	$0.05	$0.03	$0.03	$4.87	$4.72

Class B common stock	$0.05	$0.05	$0.03	$0.03	$4.38	$4.32

Net income per share:
Common stock	$0.08	$0.08	$0.51	$0.50	$4.98	$4.83

Class B common stock	$0.08	$0.08	$0.46	$0.46	$4.48	$4.42

Note: Common stock options that were anti-dilutive and not included in diluted earnings per common share for fiscal 2013, fiscal 2012, and fiscal 2011 were 280,764, 272,864, and 237,064, respectively.

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

During November 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities, (ASU Update No. 2011-11). ASU Update No. 2011-11, requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. Offsetting, otherwise known as netting, is the presentation of assets and liabilities as a single net amount in the statement of financial position (balance sheet). An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. We will be adopting ASU Update No. 2011-11 during our first quarter of fiscal 2014, and the adoption will not have a material impact on our financial results.

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

The Transition Services Agreement, which commenced on March 1, 2011, and ended on March 1, 2012, allowed us to exert very limited influence over Arrow’s operating and financial policies. The continuing cash flows related to our Transition Services Agreement as well as the Manufacturing Agreement are insignificant. We believe it is appropriate to include fees and associated costs with the Transition Services Agreement that relate to financial support, certain facilities, and certain warehouse services in discontinued operations as they relate specifically to RFPD. We further believe it is appropriate to treat the revenue and costs associated with the Manufacturing Agreement as discontinued operations as it relates specifically to RFPD.

Financial Summary - Discontinued Operations

Summary financial results for fiscal 2013, 2012, and 2011 are presented in the following table (in thousands):

	Fiscal 2013	Fiscal 2012	Fiscal 2011
Net sales	$636	$2,984	$321,826
Gross profit (loss) (1)	(553)	(227)	66,718
Selling, general, and administrative expenses (2)	714	552	44,317
Interest expense, net	—	—	387
Additional (gain)/loss on sale	18	(266)	(111,432)
Income tax provision (benefit) (3)	(2,051)	(1,049)	47,480
Income (loss) from discontinued operations, net of tax	766	536	85,966

Notes:

(1)	Gross profit (loss) for fiscal year 2013 includes unabsorbed manufacturing labor and overhead expenses related to the Manufacturing Agreement with RFPD.
(2)	Selling, General and Administrative expenses relates primarily to tax audits resulting from the Transaction.
(3)	The income tax benefit of $2.1 million during fiscal year 2013 relates primarily to the reversal of tax reserves.

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

Assets and liabilities classified as discontinued operations on our consolidated balance sheets as of June 1, 2013, and June 2, 2013, include the following (in thousands):

	June 1, 2013	June 2, 2012
Inventories	$303	$503
Prepaid expenses and other assets	—	11

Discontinued operations - Assets	$303	$514

Accrued liabilities - current (1)	$245	$253
Long-term income tax liabilities (2)	—	1,361

Discontinued operations - Liabilities	$245	$1,614

(1)	Included in accrued liabilities as of June 2, 2012, is $0.2 million of other accrued liabilities primarily related to professional legal and tax services.
(2)	Included in long-term income tax liabilities as of June 1, 2012, is the reserve for uncertain tax positions of $1.4 million which was reversed during FY2013.

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

6.	ACQUISITIONS

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

The allocation of the final purchase price, recorded during the second quarter of fiscal 2012, included $0.4 million of trade receivables, $0.2 million of inventory, $0.4 million of other intangibles, and $1.4 million of goodwill, based on foreign currency exchange rates as of September 5, 2011. The goodwill represents the excess of purchase price over the fair market value of the identifiable net assets we acquired. Pro forma financial information is not presented due to immateriality.

On September 4, 2012, we acquired the assets of D and C Import-Export, Inc. (“D and C”) for approximately $2.6 million. D and C, a Florida-based distributor of power grid tubes and associated RF components, services the broadcast, commercial, industrial, medical, military, and scientific markets. This acquisition provides us with access to additional product lines, vendors, and customers.

The allocation of the final purchase price was updated and recorded during the fourth quarter of fiscal 2013, included $0.2 million of trade receivables, $1.5 million of inventory, $0.7 million of intangibles, and $0.2 million of goodwill. The purchase price is preliminary and subject to change based on the completion of a valuation of the respective assets, which include intangible assets and liabilities. Pro forma financial information is not presented due to immateriality.

7.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is initially recorded based on the premium paid for acquisitions and is subsequently tested for impairment. We test goodwill for impairment annually and whenever events or circumstances indicates an impairment may have occurred, such as a significant adverse change in the business climate, loss of key personnel or a decision to sell or dispose of a reporting unit. As of the fiscal year ended June 1, 2013, our goodwill balance was $1.5 million and represents the premium we paid for Powerlink of $1.3 million during our second quarter of fiscal 2012, adjusted for foreign currency translation, and the premium we paid for D and C of $0.2 million during our second quarter of fiscal 2013.

During the fourth quarter of each fiscal year, our goodwill balances are reviewed for impairment through the application of a fair-value based test, using the third quarter as the measurement date. In performing our annual review of goodwill balances for impairment, we estimate the fair value of each of our reporting units based primarily on projected future operating results, discounted cash flows, and other assumptions. Projected future operating results and cash flows used for valuation purposes may reflect considerable improvements relative to historical periods with respect to, among other things, revenue growth and operating margins. Although we believe our projected future operating results and cash flows and related estimates regarding fair values are based on reasonable assumptions, historically, projected operating results and cash flows have not always been achieved. In accordance with ASC 350 “Intangibles - Goodwill and Other”, if indicators of impairment are deemed to be present, we would perform an interim impairment test and any resulting impairment loss would be charged to expense in the period identified.

The results of our goodwill impairment tests as of March 2, 2013, and March 1, 2012, indicated no goodwill impairment as estimated fair value of each reporting unit exceeded the carrying value.

Changes in the carrying value of goodwill are as follows (in thousands):

	Powerlink	D and C	TOTAL

Balance at June 2, 2012	$1,261	$—	$1,261

Premium Paid for D and C Acquisition	—	230	230
Foreign currency translation	28	—	28

Balance at June 1, 2013	$1,289	$230	$1,519

Intangible assets are initially recorded at their fair market values determined on quoted market prices in active markets, if available, or recognized valuation models. Intangible assets that have finite useful lives are amortized on a straight-line basis over their useful lives.

Our intangible assets represent the fair value for trade name, customer relationships, and non-compete agreements acquired in connection with the acquisition of Powerlink during the second quarter of fiscal 2012 and the acquisition of D and C during the second quarter of fiscal 2013.

Intangible assets subject to amortization as well as amortization expense are as follows (in thousands):

	Intangible Assets Subject to Amortization as of
	June 1, 2013	June 2, 2012
Gross Amounts:
Trade Name - D and C	$29	$—
Customer Relationship:
D and C	633	—
Powerlink	314	363
Non-compete Agreements - D and C	47	—

Total Gross Amounts	$1,023	$363

Accumulated Amortization:
Trade Name - D and C	$8	$—
Customer Relationship:
D and C	24	—
Powerlink	77	8
Non-compete Agreements - D and C	6	—

Total Accumulated Amortization	$115	$8

The amortization expense associated with the intangible assets subject to amortization for the next five years is presented in the following table (in thousands):

Amortization Expense
Fiscal Year
2014	$85
2015	80
2016	66
2017	57
2018	55
Thereafter	565

The weighted average number of years of amortization expense remaining is 17.

8.	LEASE OBLIGATIONS, OTHER COMMITMENTS, AND CONTINGENCIES

We lease certain warehouse and office facilities and office equipment under non-cancelable operating leases. Rent expense from continuing operations for fiscal 2013, 2012, and 2011 was $1.6 million, $1.6 million, and $2.7 million, respectively. Under the terms of the Transaction, Arrow assumed many of our facility leases and we are sub-leasing space from Arrow. Our future lease commitments for minimum rentals, including common area maintenance charges and property taxes during the next five years have been adjusted to reflect the Transaction as follows (in thousands):

Fiscal Year	Payments

2014	$1,133
2015	926
2016	597
2017	158
2018	120
Thereafter	266

9.	INCOME TAXES

The components of income (loss) before income taxes are (in thousands):

	Fiscal Year Ended
	June 1, 2013	June 2, 2012	May 28, 2011
United States	$(2,716)	$982	$(947)
Foreign	3,358	6,674	3,397

Income before income taxes	$642	$7,656	$2,450

The provision for income taxes differs from income taxes computed at the federal statutory tax rate of 34% during fiscal 2013 and 2012 and 35% during fiscal 2011 as a result of the following items:

	Fiscal Year Ended
	June 1, 2013	June 2, 2012	May 28, 2011
Federal statutory rate	34.0%	34.0%	35.0%
Effect of:
State income taxes, net of federal tax benefit	(14.5)	0.4	(1.4)
Foreign income inclusion	24.7	5.1	16.9
Foreign taxes at other rates	(44.6)	(17.5)	(13.0)
Other permanent tax differences	3.2	1.2	(3.9)
Tax reserves	(23.5)	(1.6)	(14.5)
Additional U.S. tax on undistributed foreign earnings	33.8	(25.4)	—
Net increase in valuation allowance for deferred tax assets	18.1	—	—
Additional benefit for carryback of current year federal loss	(6.1)	—	—
Other	(0.2)	(0.3)	—
Effective tax rate	24.9%	(4.4)%	19.1%

The effective tax rate differs from the U.S. federal statutory rate of 34% during fiscal 2013 due to our geographical distribution of taxable income or losses, the release of income tax reserves for uncertain tax positions, changes in the amount of foreign earnings considered to be permanently reinvested, and changes in valuation allowance. There were no changes in judgment during the fiscal year end regarding the beginning-of-year valuation allowance.

The provision (benefit) for income taxes consists of the following (in thousands):

	Fiscal Year Ended
	June 1, 2013	June 2, 2012	May 28, 2011
Current:
Federal	$(974)	$950	$(282)
State	56	2	(39)
Foreign	970	1,156	789

Total current	$52	$2,108	$468

Deferred:
Federal	$(213)	$(2,392)	$—
State	151	—	—
Foreign	170	(50)	—

Total deferred	$108	$(2,442)	$—

Income tax provision (benefit)	$160	$(334)	$468

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Our deferred tax assets and liabilities reflect continuing operations as of June 1, 2013 and June 2, 2012. Significant components are as follows (in thousands):

	Fiscal Year Ended
	June 1, 2013	June 2, 2012
Deferred tax assets:
NOL carryforwards - foreign and domestic	$3,086	$2,827
Inventory valuations	935	1,031
Goodwill	1,050	1,442
Severance reserve	200	151
Foreign capital loss	1,093	1,093
Other	2,638	2,656

Subtotal	$9,002	$9,200
Valuation allowance - foreign and domestic	(4,201)	(3,787)

Net deferred tax assets after valuation allowance	$4,801	$5,413

Deferred tax liabilities:
Accelerated depreciation	$(309)	$(312)
Tax on undistributed earnings	(6,820)	(7,622)
Other	(1,065)	(799)

Subtotal	$(8,194)	$(8,733)

Net Deferred tax assets (liabilities)	$(3,393)	$(3,320)

Supplemental disclosure of deferred tax assets (liabilities) information:
Domestic	$(2,108)	$(2,458)
Foreign	$2,916	$2,925

As of June 1, 2013, we had no domestic federal net operating loss (“NOL”) carryforwards. Domestic state NOL carryforwards amounted to approximately $2.3 million. Foreign NOL carryforwards totaled approximately $0.8 million with various or indefinite expiration dates. We also had no alternative minimum tax credit carryforward or foreign tax credit carryforwards as of June 1, 2013. The domestic federal NOL and foreign tax credit generated in fiscal 2013 are expected to be carried back to prior tax years.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant component of objective evidence evaluated was the cumulative income or loss incurred in each jurisdiction over the three-year period ended June 1, 2013. On the basis of this evaluation, as of June 1, 2013, a valuation allowance of $7.5 million has been established to record only the portion of the deferred tax asset that more likely than not will be realized. The valuation allowance relates to deferred tax assets in jurisdictions where cumulative losses have been incurred, and domestic state NOL carryforwards related to states where the utilization of NOLs have been suspended. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth.

Our future U.S. federal statutory tax rate is expected to be closer to 34%, our state effective tax rate is expected to be approximately 3.8%, and our foreign effective tax rate is expected to be approximately 26%.

Income taxes paid, including foreign estimated tax payments, were $1.7 million, $40.1 million, and $3.4 million during fiscal 2013, 2012, and 2011, respectively.

We have historically determined that certain undistributed earnings of our foreign subsidiaries to the extent of cash available will be repatriated to the U.S., and accordingly, we have provided a deferred tax liability totaling $6.8 million and $7.6 million as of June 1, 2013 and June 2, 2012, respectively, on foreign earnings of $42.6 million. In addition, as of June 1, 2013, $36.9 million of cumulative positive earnings of some of our foreign subsidiaries are still considered permanently reinvested pursuant to ASC 740-30, Income Taxes - Other Considerations or Special Areas (“ASC 740-30”). Due to various tax attributes that are continuously changing, it is not practical to determine what, if any, tax liability might exist if such earnings were to be repatriated.

In the normal course of business, we are subject to examination by taxing authorities throughout the world. Generally, years prior to fiscal 2005 are closed for examination under the statute of limitation for U.S. federal, state or local, or non-U.S. tax jurisdictions. During fiscal 2013, we completed federal audits in the U.S. for fiscal 2009, 2010, and 2011. Our primary foreign tax jurisdictions are Germany and the Netherlands. We have tax years open in Germany and the Netherlands beginning in fiscal 2007.

The uncertain tax positions as of June 1, 2013 and June 2, 2012, totaled $0.03 million and $1.8 million, respectively. No unrecognized tax benefits would affect our effective tax rate if recognized. The following table summarizes the activity related to the unrecognized tax benefits (in thousands):

	Fiscal Year Ended
	June 1, 2013	June 2, 2012
Unrecognized tax benefits, beginning of period	$1,750	$2,034
Increase (decrease) due to currency translation	2	(36)
Increase in positions taken in prior period	—	—
Decrease in positions taken in prior period	—	—
Increase in positions taken in current period	99	—
Decrease in positions due to settlements	(1,779)	—
Decrease related to the expiration of statute of limitations	(40)	(248)

Unrecognized tax benefits, end of period	$32	$1,750

Unrecognized tax benefits for continuing and discontinued operations are as follows (in thousands):

	Fiscal Year Ended
	June 1, 2013	June 2, 2012
Continuing operations	$17	$358
Discontinuing operations	15	1,392

	$32	$1,750

We record penalties and interest relating to uncertain tax positions in the income tax expense line item within the consolidated statements of operations and comprehensive income (loss). Accrued interest and penalties are included within the related tax liability line in the Consolidated Balance Sheet. As of June 1, 2013 and June 2, 2012, we recorded a liability for interest and penalties of $0.04 million and $0.1 million, respectively.

Given that unrecognized tax benefits are less than $0.1 million, it is not expected that there will be a change in the unrecognized tax benefits due to the expiration of various statutes of limitations within the next 12 months.

10.	EMPLOYEE BENEFIT PLANS

Employee Stock Purchase Plan: The Employee Stock Purchase Plan (“ESPP”) provides substantially all employees an opportunity to purchase our common stock at 85% of the stock price at the end of the fiscal year. At June 1, 2013, the ESPP had no shares reserved for future issuance. The ESPP was not offered to our employees for fiscal 2013, 2012, and 2011.

Employee Profit Sharing Plan: The employee profit sharing plan is a defined contribution profit sharing plan for employees. Annual contributions in cash are made at the discretion of the Board of Directors. The profit sharing plan has a 401(k) provision whereby we match 50% of employee contributions up to 4.0% of pay. Charges to expense for matching contributions to this plan were $0.2 million during fiscal 2013 and fiscal 2012, respectively. There were no matching contributions during fiscal 2011.

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

Canvys provides global customized display solutions serving the corporate enterprise, financial, healthcare, industrial, and OEM markets.

The CEO evaluates performance and allocates resources primarily based on the gross profit of each segment.

Operating results by segment are summarized in the following table (in thousands):

	Fiscal Year Ended
	June 1, 2013	June 2, 2012	May 28, 2011
EDG
Net Sales	$102,593	$112,586	$113,715
Gross Profit	31,431	34,626	35,020

Canvys
Net Sales	$38,473	$45,250	$45,152
Gross Profit	10,114	12,155	11,093

A reconciliation of assets to the relevant consolidated amount is as follows (in thousands):

	June 1, 2013	June 2, 2012
Segment assets	$53,253	$54,768
Cash	102,002	43,893
Investments - current	38,971	105,009
Other current assets (1)	10,857	10,723
Net property	5,073	4,375
Investments - non-current	5,461	10,683
Other assets (2)	1,398	1,458
Assets of discontinued operations (3)	303	514

Total assets	$217,318	$231,423

(1)	Other current assets include miscellaneous receivables, prepaid expenses, and current deferred income taxes.
(2)	Other assets primarily include non-current deferred income taxes.
(3)	See Note 5 “Discontinued Operations”.

Geographic net sales information is primarily grouped by customer destination into five areas: North America; Asia/Pacific; Europe; Latin America; and Other.

Net sales and gross profit by geographic region are summarized in the following table (in thousands):

	Fiscal Year Ended
	June 1, 2013	June 2, 2012	May 28, 2011
Net Sales
North America	$61,633	$68,990	$67,646
Asia/Pacific	22,732	25,588	26,354
Europe	45,663	52,039	54,040
Latin America	9,447	9,870	10,239
Other	1,591	1,349	588

Total	$141,066	$157,836	$158,867

Gross Profit
North America	$21,460	$21,640	$19,873
Asia/Pacific	7,753	9,061	9,441
Europe	14,323	16,082	14,356
Latin America	3,294	3,710	4,093
Other	(5,285)	(3,712)	(1,650)

Total	$41,545	$46,781	$46,113

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

13.	FAIR VALUE MEASUREMENTS

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

As of June 1, 2013, we held investments that are required to be measured at fair value on a recurring basis. Our investments consist of time deposits and CDs, which face value is equal to fair value, and equity securities of publicly traded companies for which market prices are readily available.

Investments measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of June 1, 2013 and June 2, 2012, were as follows (in thousands):

	Level 1	Level 2	Level 3
June 1, 2013
Time deposits/CDs	$43,989	$—	$—
Equity securities	443	—	—

Total	$44,432	$—	$—

June 2, 2012
Time deposits/CDs	$115,318	$—	$—
Equity securities	374	—	—

Total	$115,692	$—	$—

14.	VALUATION AND QUALIFYING ACCOUNTS

The following table presents the valuation and qualifying account activity for fiscal year ended June 1, 2013, June 2, 2012, and May 28, 2011, (in thousands):

Description	Balance at beginning of period	Charged to expense		Deductions		Balance at end of period
Year ended June 1, 2013
Allowance for doubtful accounts	$1,058	$135	(1)	$101	(2)	$1,092
Inventory provisions	2,976	412	(3)	673	(4)	2,715
Warranty reserves	148	259		219		188

Year ended June 2, 2012
Allowance for doubtful accounts	$438	$638	(1)	$18	(2)	$1,058
Inventory provisions	4,519	445	(3)	1,988	(4)	2,976
Warranty reserves	138	328		318		148

Year ended May 28, 2011
Allowance for doubtful accounts	$369	$318	(1)	$249	(2)	$438
Inventory provisions	11,050	1,055	(3)	7,586	(4)	4,519
Warranty reserves	138	341		341		138

Notes:

(1)	Charges to bad debt expense
(2)	Uncollectible amounts written off, net of recoveries and foreign currency translation.
(3)	Charges to cost of sales. Included in fiscal 2013 are inventory write-downs of $0.2 million for EDG and $0.2 million for Canvys. Included in fiscal 2012 are inventory write-downs of $0.2 million for EDG and $0.2 million for Canvys. Included in fiscal 2011 are inventory write-downs of $0.7 million for EDG and $0.4 million for Canvys.
(4)	Inventory disposed of or sold, net of foreign currency translation.

15.	SELECTED QUARTERLY FINANCIAL DATA

Description	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Fiscal 2013
Net sales	$35,650	$36,603	$33,630	$35,183
Gross profit	10,646	10,742	9,910	10,247
Income (loss) from continuing operations	734	581	586	(1,419)
Income (loss) from discontinued operations	(87)	(203)	(182)	1,238
Net income (loss)	647	378	404	(181)

Income (loss) from continuing operations
Common stock - basic	$0.05	$0.04	$0.04	$(0.10)
Class B common stock - basic	$0.04	$0.03	$0.04	$(0.09)
Common stock - diluted	$0.05	$0.04	$0.04	$(0.09)
Class B common stock - diluted	$0.04	$0.03	$0.04	$(0.08)

Income (loss) from discontinued operations
Common stock - basic	$(0.01)	$(0.01)	$(0.01)	$0.08
Class B common stock - basic	$—	$(0.01)	$(0.01)	$0.08
Common stock - diluted	$(0.01)	$(0.01)	$(0.01)	$0.08
Class B common stock - diluted	$—	$(0.01)	$(0.01)	$0.08

Net income (loss)
Common stock - basic	$0.04	$0.03	$0.03	$(0.02)
Class B common stock - basic	$0.04	$0.02	$0.03	$(0.01)
Common stock - diluted	$0.04	$0.03	$0.03	$(0.01)
Class B common stock - diluted	$0.04	$0.02	$0.03	$—

Fiscal 2012
Net sales	$41,511	$39,138	$38,330	$38,857
Gross profit	12,702	11,690	11,297	11,092
Income from continuing operations	1,029	1,629	1,591	3,741
Income (loss) from discontinued operations	2,602	(799)	(252)	(1,015)
Net income	3,631	830	1,339	2,726

Income from continuing operations
Common stock - basic	$0.06	$0.10	$0.10	$0.23
Class B common stock - basic	$0.05	$0.09	$0.09	$0.21
Common stock - diluted	$0.06	$0.09	$0.09	$0.22
Class B common stock - diluted	$0.05	$0.09	$0.09	$0.21

Income (loss) from discontinued operations
Common stock - basic	$0.15	$(0.05)	$(0.02)	$(0.06)
Class B common stock - basic	$0.14	$(0.04)	$(0.01)	$(0.06)
Common stock - diluted	$0.15	$(0.05)	$(0.01)	$(0.06)
Class B common stock - diluted	$0.14	$(0.04)	$(0.01)	$(0.06)

Net income
Common stock - basic	$0.21	$0.05	$0.08	$0.17
Class B common stock - basic	$0.19	$0.05	$0.08	$0.15
Common stock - diluted	$0.21	$0.04	$0.08	$0.16
Class B common stock - diluted	$0.19	$0.05	$0.08	$0.15

16.	SUBSEQUENT EVENTS

On July 5, 2013, we acquired the assets of WVS-Technology (“WVS”) for approximately $1.0 million. WVS, located in Meerbusch, Germany, develops and sells RF and microwave products, power grid tubes, vacuum capacitors, as well as industrial microwave equipment primarily under its own brand, WVS. This acquisition provides us with engineering and sales expertise to help expand our presence in the vacuum capacitor market.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Richardson Electronics, Ltd.:

We have audited the accompanying consolidated balance sheets of Richardson Electronics, Ltd. as of June 1, 2013 and June 2, 2012, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended June 1, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Richardson Electronics, Ltd. at June 1, 2013 and June 2, 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 1, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Richardson Electronics Ltd’s internal control over financial reporting as of June 1, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 26, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois
July 26, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Richardson Electronics, Ltd.:

We have audited Richardson Electronics Ltd.’s, internal control over financial reporting as of June 1, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Richardson Electronics Ltd.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Richardson Electronics, Ltd. maintained, in all material respects, effective internal control over financial reporting as of June 1, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Richardson Electronics, Ltd. as of June 1, 2013 and June 2, 2012, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended June 1, 2013, of Richardson Electronics, Ltd., and our report dated July 26, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Chicago, IL
July 26, 2013

ITEM 9A.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 1, 2013. Disclosure controls and procedures are intended to provide reasonable assurance that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 1, 2013.

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

Under the supervision of the Chief Executive Officer and Chief Financial Officer, management conducted an assessment of the effectiveness of our internal control over financial reporting as of June 1, 2013, based on the framework in the Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that assessment, management has concluded that the Company’s internal control over financial reporting was effective as of June 1, 2013.

Management’s assessment of the effectiveness of our internal control over financial reporting as of June 1, 2013, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

None

Results of Operation and Financial Condition and Declaration of Dividend

On July 24, 2013, we issued a press release reporting results for our fourth quarter and fiscal year ended June 1, 2013, and the declaration of a quarterly cash dividend. A copy of the press release is furnished as Exhibit 99.1 to this Form 10-K and incorporated by reference herein.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Information concerning directors and executive officers of the registrant will be contained in our Proxy Statement to be issued in connection with our Annual Meeting of Stockholders scheduled to be held on October  8, 2013, and is incorporated herein by reference.

ITEM 11. Executive Compensation

Information concerning executive compensation will be contained in our Proxy Statement to be issued in connection with our Annual Meeting of Stockholders scheduled to be held on October 8, 2013, and is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management will be contained in our Proxy Statement to be issued in connection with our Annual Meeting of Stockholders scheduled to be held on October 8, 2013, and is incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth information as of June 1, 2013, with respect to compensation plans under which equity securities are authorized for issuance:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Per Share Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)

Equity
Compensation Plans Approved by Security Holders	920,446		$10.05		614,000

Equity
Compensation Plans Not Approved by Security Holders	23,564	(1)	$12.95	(1)	—

Total	944,010		$10.13		614,000

(1)	Options issued in 1987 pursuant to an employment contract with a former officer and director of Richardson Electronics, Ltd.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Information concerning certain relationships and related transactions will be contained in our Proxy Statement to be issued in connection with our Annual Meeting of Stockholders scheduled to be held on October 8, 2013, and is incorporated herein by reference.

ITEM 14. Principal Accountant Fees and Services

Information concerning accountant fees and services will be contained in our Proxy Statement to be issued in connection with our Annual Meeting of Stockholders scheduled to be held on October 8, 2013, and is incorporated herein by reference.

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

Richardson Electronics, Ltd.

	Signature	Title	Date

By:	/s/ Edward J. Richardson	Chairman of the Board, Chief Executive Officer (Principal Executive Officer), President, and Director	July 26, 2013
Edward J. Richardson

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Edward J. Richardson	Chairman of the Board, Chief Executive Officer (Principal Executive Officer), President, and Director	July 26, 2013
Edward J. Richardson

/s/ Kathleen S. Dvorak	Chief Financial Officer (Principal Financial Officer)	July 26, 2013
Kathleen S. Dvorak

/s/ James M. Dudek Jr.	Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	July 26, 2013
James M. Dudek Jr.

/s/ Paul J. Plante	Director	July 26, 2013
Paul J. Plante

/s/ Ad Ketelaars	Director	July 26, 2013
Ad Ketelaars

/s/ Harold L. Purkey	Director	July 26, 2013
Harold L. Purkey

/s/ Samuel Rubinovitz	Director	July 26, 2013
Samuel Rubinovitz

/s/ Scott Hodes	Director	July 26, 2013
Scott Hodes

PART IV

ITEM 15. Exhibits and Financial Statement Schedules.

(a)	List of Documents Filed as a Part of This Report:

	(1)	Index to Consolidated Financial Statements:

Consolidated Balance Sheets as of June 1, 2013, and June 2, 2012

Consolidated Statements of Comprehensive Income (Loss) for each of the three years ended June 1, 2013, June 2, 2012, and May 28, 2011.

Consolidated Statements of Cash Flows for each of the three years ended June 1, 2013, June 2, 2012, and May 28, 2011.

Consolidated Statements of Stockholders’ Equity for each of the three years ended June 1, 2013, June 2, 2012, and May 28, 2011.

Notes to Consolidated Financial Statements

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

	(2)	Index to Financial Statement Schedules:

All schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or required.

	(3)	Index to Exhibits

Exhibit Number	Description

3(a)	Restated Certificate of Incorporation of the Company, (incorporated by reference to the Company’s Registration Statement on Form S-4, Registration No. 33-8696, dated November 13, 1986).

3(b)	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 3, 2011).

3(c)	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s current Form 8-K filed with the SEC on October 15, 2012).

10(a) †	Richardson Electronics, Ltd. 2011 Long-Term Incentive Plan (incorporated by reference to Annex A to the Company’s Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on August 23, 2011).

10(d) †	Richardson Electronics, Ltd. Employees’ 2001 Incentive Compensation Plan (incorporated by reference to Exhibit A to the Company’s Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on September 5, 2001).

10(d)(i) †	Amendment to Richardson Electronics, Ltd. Employees’ 2001 Incentive Compensation Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on September 14, 2007).

10(e) †	Edward J. Richardson Incentive Compensation Plan (incorporated by reference to Appendix F to the Company’s Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on September 14, 2007).

10(e)(i) †	Amended and Restated Edward J. Richardson Incentive Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A, filed with the SEC on August 30, 2012).

10(f) †	Richardson Electronics, Ltd. 2006 Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit A to the Company’s Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on September 12, 2005).

10(g) †	Employment, Nondisclosure and Non-Compete Agreement, dated June 1, 2004, by and between the Company and Wendy Diddell (incorporated by reference to Exhibit 10.47 to the Company’s Amendment No. 4 to the Registration Statement on Form S-1, Registration No. 333-113568, filed June 14, 2004).

10(g)(i) †	First Amendment to Employment, Nondisclosure and Non-Compete Agreement, dated May 31, 2007, by and between the Company and Wendy Diddell (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 6, 2007).

10(h) †	Employment, Nondisclosure and Non-Compete Agreement, dated October 24, 2007, by and between the Company and Kathleen Dvorak (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 25, 2007).

10(i) †	Employment, Non-disclosure and Non-Compete Agreement dated December 3, 2012, by and between the Company and Sandeep Beotra (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on December 3, 2012).

10(k) †	Form of Non-Qualified Stock Option Agreement issued under the Richardson Electronics, Ltd. Employees’ 2001 Incentive Compensation Plan (incorporated by reference to Exhibit 10(o) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2008).

10(n)	Acquisition Agreement, dated October 1, 2010, among Richardson Electronics, Ltd., certain subsidiaries of Richardson Electronics, Ltd. and Arrow Electronics, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 1, 2010).

10(o)(i)	Amendment No. 1 to Acquisition Agreement, dated February 28, 2011, between Richardson Electronics, Ltd., and Arrow Electronics, Inc. (incorporated by reference to Exhibit 10(q)(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 28, 2011).

14	Corporate Code of Conduct (incorporated by reference to and Form 8-K filed on June 4, 2012).

21	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm - Ernst & Young LLP.

31.1	Certification of Edward J. Richardson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed pursuant to Part I).

31.2	Certification of Kathleen S. Dvorak pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed pursuant to Part I).

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed pursuant to Part I).

99.1	Press release, dated July 24, 2013.

101	The following financial information from our Annual Report on Form 10-K for the fourth quarter and fiscal year ended June 1, 2013, filed with the SEC on July 26, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Audited Consolidated Balance Sheet as of June 1, 2013, (ii) the Audited Consolidated Statements of Income and Comprehensive Income (Loss) for the three months and 12 months ended June 1, 2013, (iii) the Audited Consolidated Statements of Cash Flows for the three and 12 months ended June 1, 2013, (iv) the Audited Consolidated Statement of Stockholder’s Equity as of June 1, 2013, and (v) Notes to Audited Consolidated Financial Statements.

†	Executive Compensation Plan or Agreement