Form 10-Q
period 2013-08-31
RICHARDSON ELECTRONICS LTD/DE
filed 2013-10-10
CIK 355948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of October 7, 2013, there were outstanding 11,877,968 shares of Common Stock, $0.05 par value and 2,190,644 shares of Class B Common Stock, $0.05 par value, which are convertible into Common Stock of the registrant on a share for share basis.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Richardson Electronics, Ltd.
Consolidated Balance Sheets
(in thousands, except per share amounts)

	Unaudited	Audited
	August 31, 2013	June 1, 2013
Assets
Current assets:
Cash and cash equivalents	$92,530	$102,002
Accounts receivable, less allowance of $1,078 and $1,092	19,499	18,268
Inventories	35,277	33,975
Prepaid expenses and other assets	1,011	1,155
Deferred income taxes	1,912	1,856
Income tax receivable	3,678	6,429
Investments—current	39,822	38,971
Discontinued operations—assets	338	303
Total current assets	194,067	202,959
Non-current assets:
Property, plant and equipment, net	5,600	5,073
Goodwill	1,567	1,519
Other intangibles	891	908
Non-current deferred income taxes	1,449	1,398
Investments—non-current	4,226	5,461
Total non-current assets	13,733	14,359
Total assets	$207,800	$217,318
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,755	$14,255
Accrued liabilities	7,412	9,566
Discontinued operations—liabilities	541	245
Total current liabilities	19,708	24,066
Non-current liabilities:
Long-term income tax liabilities	6,484	6,726
Other non-current liabilities	1,337	1,287
Discontinued operations—non-current liabilities	—	—
Total non-current liabilities	7,821	8,013
Total liabilities	27,529	32,079
Commitments and contingencies	—	—
Stockholders’ equity
Common stock, $0.05 par value; issued 12,006 shares at August 31, 2013, and 12,263 shares at June 1, 2013	600	613
Class B common stock, convertible, $0.05 par value; issued 2,191 shares at August 31, 2013 and 2,491 shares at June 1, 2013	110	125
Preferred stock, $1.00 par value, no shares issued	—	—
Additional paid-in capital	67,607	73,979
Common stock in treasury, at cost, 19 shares at August 31, 2013, and 9 shares at June 1, 2013	(210)	(105)
Retained earnings	102,927	101,816
Accumulated other comprehensive income	9,237	8,811
Total stockholders’ equity	180,271	185,239
Total liabilities and stockholders’ equity	$207,800	$217,318

Richardson Electronics, Ltd.
Unaudited Consolidated Statements of Comprehensive Income
(in thousands, except per share amounts)

	Three Months Ended
	August 31, 2013	September 1, 2012
Statements of Comprehensive Income
Net Sales	$34,257	$35,650
Cost of Sales	24,065	25,004
Gross profit	10,192	10,646
Selling, general, and administrative expenses	10,069	10,149
Gain (loss) on disposal of assets	—	(4)
Operating income	123	501
Other (income) expense:
Investment/interest income	(265)	(383)
Foreign exchange (gain) loss	106	(37)
Proceeds from legal settlement	(2,115)	—
Other, net	(30)	(23)
Total other income	(2,304)	(443)
Income from continuing operations before income taxes	2,427	944
Income tax provision	448	210
Income from continuing operations	1,979	734
Loss from discontinued operations, net of tax	(11)	(87)
Net income	1,968	647
Foreign currency translation gain, net of tax	425	400
Fair value adjustments on investments	1	1
Comprehensive income	$2,394	$1,048
Net income per Common share - Basic:
Income from continuing operations	0.14	0.05
Income (loss) from discontinued operations	—	(0.01)
Total net income per Common share - Basic:	0.14	0.04
Net income per Class B common share - Basic:
Income from continuing operations	$0.13	$0.04
Income from discontinued operations	—	—
Total net income per Class B common share - Basic:	$0.13	$0.04
Net income per Common share - Diluted:
Income from continuing operations	$0.14	$0.05
Income (loss) from discontinued operations	—	(0.01)
Total net income per Common share - Diluted:	$0.14	$0.04
Net income per Class B common share - Diluted:
Income from continuing operations	$0.13	$0.04
Income from discontinued operations	—	—
Total net income per Class B common share - Diluted:	$0.13	$0.04
Weighted average number of shares:
Common shares - Basic	12,127	12,772
Class B common shares - Basic	2,428	2,913
Common shares - Diluted	14,688	15,787
Class B common shares - Diluted	2,428	2,913
Dividends per common share	$0.060	$0.060
Dividends per Class B common share	$0.054	$0.054

Richardson Electronics, Ltd.
Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended
	August 31, 2013	September 1, 2012
Operating activities:
Net income	$1,968	$647
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	248	299
Gain on sale of investments	(7)	(20)
Gain on disposal of assets	—	(4)
Share-based compensation expense	114	124
Deferred income taxes	(59)	(1)
Inventory provisions	70	74
Change in assets and liabilities, net of effect of acquired businesses:
Accounts receivable	(1,218)	(646)
Income tax receivable	2,751	155
Inventories	(520)	(624)
Prepaid expenses and other assets	156	(622)
Accounts payable	(2,547)	(1,430)
Accrued liabilities	(1,890)	(1,006)
Long-term income tax liabilities	(242)	(321)
Other	(9)	42
Net cash used in operating activities	(1,185)	(3,333)
Investing activities:
Cash consideration paid for acquired businesses	(973)	—
Capital expenditures	(441)	(79)
Proceeds from sale of assets	—	4
Proceeds from maturity of investments	40,488	57,747
Purchases of investments	(40,094)	(51,725)
Proceeds from sales of available-for-sale securities	56	54
Purchases of available-for-sale securities	(56)	(54)
Other	69	1
Net cash provided by (used in) investing activities	(951)	5,948
Financing activities:
Repurchase of common stock	(6,700)	(5,552)
Proceeds from issuance of common stock	71	11
Cash dividends paid	(857)	—
Other	1	—
Net cash used in financing activities	(7,485)	(5,541)
Effect of exchange rate changes on cash and cash equivalents	149	271
Decrease in cash and cash equivalents	(9,472)	(2,655)
Cash and cash equivalents at beginning of period	102,002	43,893
Cash and cash equivalents at end of period	$92,530	$41,238

Richardson Electronics, Ltd.
Consolidated Statement of Stockholders’ Equity
(in thousands)

	Common	Class B Common	Par Value	Additional Paid-in Capital	Common Stock in Treasury	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance June 1, 2013:	12,263	2,491	738	73,979	(105)	101,816	8,811	185,239
Comprehensive income
Net income	—	—	—	—	—	1,968	—	1,968
Foreign currency translation	—	—	—	—	—	—	425	425
Fair value adjustments on investments	—	—	—	—	—	—	1	1
Share-based compensation:
Non-vested restricted stock	—	—	—	9	—	—	—	9
Stock options	—	—	—	114	—	—	—	114
Common stock:
Employee stock option grant	—	—	—	—	—	—	—	—
Options Exercised	11	—	1	70	—	—	—	71
Canceled Shares	—	(300)	—	—	—	—	—	—
Converted Class B to Common	300	—	—	—	—	—	—	—
Repurchase of common stock	—	—	—	—	(6,700)	—	—	(6,700)
Treasury stock	(568)	—	(28)	(6,566)	6,594	—	—	—
Other	—	—	(1)	1	1	—	—	1
Dividends paid to:
Common ($0.06 per share)	—	—	—	—	—	(723)	—	(723)
Class B ($0.054 per share)	—	—	—	—	—	(134)	—	(134)
Balance August 31, 2013:	12,006	2,191	$710	$67,607	$(210)	$102,927	$9,237	$180,271

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
On July 5, 2013, we acquired the assets of WVS-Technology ("WVS") for approximately $1.0 million. WVS, located in Meerbusch, Germany, develops and sells RF and microwave products, power grid tubes, vacuum capacitors, as well as industrial microwave equipment. This acquisition provides us with engineering and sales expertise to help expand our presence in the vacuum capacitor market.
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
Our fiscal quarter ends on the Saturday nearest the end of the quarter-ending month. The first three months of fiscal 2014 and 2013 contained 13 weeks, respectively.
In the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results of interim periods have been made. All inter-company transactions and balances have been eliminated. The unaudited consolidated financial statements presented herein include the accounts of our wholly owned subsidiaries. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The results of our operations for the three months ended August 31, 2013, are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2014.

The financial information contained in this report should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended June 1, 2013, that we filed on July 26, 2013.
3. UPDATES TO CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Inventories: Our worldwide inventories are stated at the lower of cost or market, generally using a weighted-average cost method. Our inventories include approximately $32.7 million of finished goods and $2.6 million of raw materials and work-in-progress as of August 31, 2013, as compared to approximately $31.6 million of finished goods and $2.4 million of raw materials and work-in-progress as of June 1, 2013.
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
Discontinued Operations: During fiscal year 2011, we completed the sale of the assets primarily used or held for use in, and certain liabilities of, our RF, Wireless and Power Division ("RFPD"), as well as certain other Company assets, including our information technology assets, to Arrow Elecrtonics, Inc. ("Arrow") in exchange for $238.8 million ("the Transaction"). In accordance with Accounting Standards Codification (“ASC”) 205-20, Presentation of Financial Statements- Discontinued Operations (“ASC 205-20”), we reported the financial results of RFPD as a discontinued operation. Refer to Note 4 “Discontinued Operations” of our notes to our unaudited consolidated financial statements for additional discussion on the sale of RFPD.
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
Goodwill and Other Intangible Assets: Goodwill is initially recorded based on the premium paid for acquisitions and is subsequently tested for impairment. We test goodwill for impairment annually and whenever events or circumstances indicates an impairment may have occurred, such as a significant adverse change in the business climate, loss of key personnel or a decision to sell or dispose of a reporting unit. As of the three months ended August 31, 2013, our goodwill balance was $1.6 million and represents the premium we paid for Powerlink Specialist Electronics Support Limited ("Powerlink") of $1.3 million during our second quarter of fiscal 2012, adjusted for foreign currency translation; the premium we paid for D and C Import-Export, Inc. ("D and C") of $0.2 million during our second quarter of fiscal 2013; and the premium we paid for WVS of less than $0.1 million during our first quarter of fiscal 2014.

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
4. DISCONTINUED OPERATIONS
Financial Summary – Discontinued Operations
Summary financial results for the three months ended August 31, 2013, and September 1, 2012, are presented in the following table (in thousands):

	Three Months Ended
	August 31, 2013	September 1, 2012
Net sales	$86	$221
Gross profit (loss) (1)	(49)	(93)
Selling, general, and administrative expenses (2)	32	65
Income tax provision (benefit)	(70)	(71)
Loss from discontinued operations, net of tax	$(11)	$(87)
Notes:
(1) Gross profit (loss) for fiscal year 2014 and 2013 includes unabsorbed manufacturing labor and overhead expenses related to the Manufacturing Agreement with RFPD.
(2) Selling, General, and Administrative expenses relates primarily to tax audits resulting from the Transaction.
Net sales and gross profit (loss) for the three months ended August 31, 2013, reflect our financial results relating to the Manufacturing Agreement with Arrow that we entered into in connection with the Transaction. Pursuant to the three-year agreement, we agreed to continue to manufacture certain RFPD products.
Assets and liabilities classified as discontinued operations on our consolidated balance sheets as of August 31, 2013, and June 1, 2013, include the following (in thousands):

	August 31, 2013	June 1, 2013
Inventories	$338	$303
Discontinued operations - Assets	$338	$303

Accrued liabilities - current (1)	$541	$245
Discontinued operations - Liabilities	$541	$245
(1) Included in accrued liabilities as of August 31, 2013, is $0.5 million of other accrued liabilities primarily related to transition services.

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

5. ACQUISITIONS
On July 5, 2013, we acquired the assets of WVS for approximately $1.0 million. WVS, located in Meerbusch, Germany, develops and sells RF and microwave products, power grid tubes, vacuum capacitors, as well as industrial microwave equipment. This acquisition provides us with engineering and sales expertise to help expand our presence in the vacuum capacitor market.
The allocation of the preliminary purchase price recorded during the first quarter of fiscal 2014, included $0.7 million of inventory and $0.3 million of fixed assets. The purchase price is preliminary and subject to change based on the completion of a valuation of the respective assets. Pro forma financial information is not presented due to immateriality.
6. GOODWILL AND OTHER INTANGIBLE ASSETS
Changes in the carrying value of goodwill are as follows (in thousands):

TOTAL
Balance at June 1, 2013	$1,519
Premium Paid for WVS Acquisition	25
Foreign currency translation	23
Balance at August 31, 2013	$1,567
The goodwill balance in its entirety relates to our EDG segment.
Intangible assets are initially recorded at their fair market values determined on quoted market prices in active markets, if available, or recognized valuation models. Intangible assets that have finite useful lives are amortized on a straight-line basis over their useful lives.
Our intangible assets represent the fair value for trade name, customer relationships, and non-compete agreements acquired in connection with our acquisitions.

Intangible assets subject to amortization as well as amortization expense are as follows (in thousands):

	Intangible Assets Subject to
	Amortization as of
	August 31, 2013	June 1, 2013
Gross Amounts:
Trade Name - D and C	$29	$29
Customer Relationship:
D and C	633	633
Powerlink	320	314
Non-compete Agreements - D and C	47	47
Total Gross Amounts	$1,029	$1,023
Accumulated Amortization:
Trade Name - D and C	$10	$8
Customer Relationship:
D and C	33	24
Powerlink	87	77
Non-compete Agreements - D and C	8	6
Total Accumulated Amortization	$138	$115
The amortization expense associated with the intangible assets subject to amortization for the next five years is presented in the following table (in thousands):

Amortization
Expense
Fiscal Year
Remaining 2014	$64
2015	81
2016	66
2017	57
2018	56
Thereafter	567
The weighted average number of years of amortization expense remaining is 17.8.
7. INVESTMENTS
As of August 31, 2013, we had approximately $43.6 million invested in time deposits and certificates of deposit (“CD”). Of this, $39.8 million mature in less than twelve months and $3.8 million mature in greater than twelve months. The fair value of these investments is equal to the face value of each time deposit and CD.
As of June 1, 2013, we had approximately $44.0 million invested in time deposits and CD’s. Of this, $39.0 million mature in less than twelve months and $5.0 million mature in greater than twelve months. The fair value of these investments is equal to the face value of each time deposit and CD.

We also have investments in equity securities, all of which are classified as available-for-sale and are carried at their fair value based on quoted market prices. Our investments, which are included in non-current assets, had a carrying amount of $0.5 million as of August 31, 2013, and as of June 1, 2013. Proceeds from the sale of securities were $0.1 million during the first quarter of fiscal 2014 and fiscal 2013. We reinvested proceeds from the sale of securities, and the cost of the equity securities sold was based on a specific identification method. Gross realized gains and losses on those sales were less than $0.1 million during the first quarter of fiscal 2014 and fiscal 2013. Net unrealized holding losses of less than $0.1 million during the first quarter of fiscal 2014 and fiscal 2013, have been included in accumulated other comprehensive income.
8. WARRANTIES
We offer warranties for the limited number of specific products we manufacture. We also provide extended warranties for some products we sell that lengthen the period of coverage specified in the manufacturer’s original warranty. Our warranty terms generally range from one to three years.
Warranty reserves are established for costs that are expected to be incurred after the sale and delivery of products under warranty. Warranty reserves are included in accrued liabilities on our consolidated balance sheets. The warranty reserves are determined based on known product failures, historical experience, and other available evidence. Warranty reserves were approximately $0.2 million as of August 31, 2013, and June 1, 2013.
9. LEASE OBLIGATIONS, OTHER COMMITMENTS, AND CONTINGENCIES
We lease certain warehouse and office facilities and office equipment under non-cancelable operating leases. Rent expense from continuing operations during the first three months of fiscal 2014 was $0.4 million compared to $0.4 million during the first three months of fiscal 2013. Under the terms of the Transaction, Arrow assumed many of our facility leases and we are sub-leasing space from Arrow. Our future lease commitments for minimum rentals, including common area maintenance charges and property taxes during the next five years have been adjusted to reflect the Transaction as follows (in thousands):

Fiscal Year	Payments
Remaining 2014	$877
2015	878
2016	597
2017	158
2018	120
Thereafter	266
10. INCOME TAXES
The effective income tax rate from continuing operations during the first three months of fiscal 2014 was 18.5%, as compared to 22.2% during the first three months of fiscal 2013. The decrease in rate during the first three months of fiscal 2014, as compared to fiscal 2013, was due to a reduction in the amount of foreign earnings considered to be permanently reinvested and a reduction in forecasted cash available in foreign jurisdictions to distribute foreign earnings with respect to ASC 740-30, Income Taxes – Other Considerations or Special Areas. The effective rate as compared to the federal statutory rate of 34.0% resulted from our geographical distribution of income, apportionment of income to various states, in addition to our position with respect to ASC 740-30, Income Taxes – Other Considerations or Special Areas.
In the normal course of business, we are subject to examination by taxing authorities throughout the world. Generally, years prior to fiscal 2006 are closed for examination under the statute of limitation for U.S. federal, state or local, or non-U.S. tax jurisdictions. During fiscal 2013, we completed federal audits in the U.S. for fiscal 2009, 2010, and 2011. Our primary foreign tax jurisdictions are Germany and the Netherlands. We have tax years open in Germany and the Netherlands beginning in fiscal 2008.

As of August 31, 2013, approximately $42.4 million of cumulative positive earnings of some of our foreign subsidiaries are still considered permanently reinvested pursuant to ASC 740-30, Income Taxes-Other Considerations or Special Areas. Due to various tax attributes that are continuously changing, it is not practical to determine what, if any, tax liability might exist if such earnings were to be repatriated.
As of August 31, 2013, we did not have any worldwide liability for uncertain tax positions related to continuing operations as compared to $0.4 million as of September 1, 2012. Therefore, we have no recorded penalties and interest relating to uncertain tax positions in the income tax expense line item within the unaudited consolidated statements of income and comprehensive income.
It is not expected that there will be a change in the unrecognized tax benefits within the next 12 months.
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

The earnings per share (“EPS”) presented in our unaudited consolidated statements of comprehensive income (loss) are based on the following amounts (in thousands, except per share amounts):

	For the Three Months Ended
	August 31, 2013		September 1, 2012
	Basic	Diluted	Basic	Diluted

Numerator for Basic and Diluted EPS:
Income from continuing operations	$1,979	$1,979	$734	$734
Less dividends:
Common stock	723	723	758	758
Class B common stock	134	134	156	156
Undistributed earnings (losses)	$1,122	$1,122	$(180)	$(180)
Common stock undistributed earnings (losses)	$951	$952	$(149)	$(150)
Class B common stock undistributed earnings (losses)	171	170	(31)	(30)
Total undistributed earnings (losses)	$1,122	$1,122	$(180)	$(180)
Loss from discontinued operations	$(11)	$(11)	$(87)	$(87)
Less dividends:
Common stock	723	723	758	758
Class B common stock	134	134	156	156
Undistributed earnings (losses)	$(868)	$(868)	$(1,001)	$(1,001)
Common stock undistributed earnings (losses)	$(735)	$(737)	$(831)	$(832)
Class B common stock undistributed earnings (losses)	(133)	(131)	(170)	(169)
Total undistributed earnings (losses)	$(868)	$(868)	$(1,001)	$(1,001)
Net income	$1,968	$1,968	$647	$647
Less dividends:
Common stock	723	723	758	758
Class B common stock	134	134	156	156
Undistributed earnings (losses)	$1,111	$1,111	$(267)	$(267)
Common stock undistributed earnings (losses)	$941	$943	$(222)	$(222)
Class B common stock undistributed earnings (losses)	170	168	(45)	(45)
Total undistributed earnings (losses)	$1,111	$1,111	$(267)	$(267)
Denominator for basic and diluted EPS:
Common stock weighted average shares	12,127	12,127	12,772	12,772
Class B common stock weighted average shares, and shares under if-converted method for diluted EPS	2,428	2,428	2,913	2,913
Effect of dilutive stock options		133		102
Denominator for diluted EPS adjusted for weighted average shares and assumed conversions		14,688		15,787
Income from continuing operations per share:
Common stock	$0.14	$0.13	$0.05	$0.05
Class B common stock	$0.13	$0.13	$0.04	$0.04
Loss from discontinued operations per share:
Common stock	$—	$—	$(0.01)	$(0.01)
Class B common stock	$—	$—	—	—
Net income per share:
Common stock	$0.14	$0.13	$0.04	$0.04
Class B common stock	$0.13	$0.13	$0.04	$0.04
Note: Common stock options that were anti-dilutive and not included in diluted earnings per common share for the first quarter of fiscal 2014 and fiscal 2013 were 462,464 and 268,564, respectively.

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
The CEO evaluates performance and allocates resources primarily based on the gross profit of each segment.
Operating results by segment are summarized in the following table (in thousands):

	Three Months Ended
	August 31, 2013	September 1, 2012
EDG
Net Sales	$25,479	$25,627
Gross Profit	7,859	8,000
Canvys
Net Sales	$8,778	$10,023
Gross Profit	2,333	2,646
Geographic net sales information is primarily grouped by customer destination into five areas: North America; Asia/Pacific; Europe; Latin America; and Other.

Net sales and gross profit by geographic region are summarized in the following table (in thousands):

	Three Months Ended
	August 31, 2013	September 1, 2012
Net Sales
North America	$14,109	$15,738
Asia/Pacific	6,305	6,347
Europe	11,489	10,744
Latin America	2,197	2,447
Other	157	374
Total	$34,257	$35,650
Gross Profit (loss)
North America	$4,935	$5,288
Asia/Pacific	1,943	2,193
Europe	3,595	3,226
Latin America	822	828
Other	(1,103)	(889)
Total	$10,192	$10,646
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
During the first quarter of fiscal 2014, we received a settlement in the amount of $2.1 million related to an anti-trust class action lawsuit settlement. The settlement was recorded as proceeds from legal settlement within the Other Income section of our Consolidated Statements of Comprehensive Income.
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
As of August 31, 2013, we held investments that are required to be measured at fair value on a recurring basis. Our investments consist of time deposits and CDs, which face value is equal to fair value, and equity securities of publicly traded companies for which market prices are readily available.

Investments measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of August 31, 2013, and June 1, 2013, were as follows (in thousands):

Level 1
August 31, 2013
Time deposits/CDs	$43,594
Equity securities	454
Total	$44,048
June 1, 2013
Time deposits/CDs	$43,989
Equity securities	443
Total	$44,432

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Certain statements in this report may constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. The terms “may,” “should,” “could,” “anticipate,” “believe,” “continues,” “estimate,” “expect,” “intend,” “objective,” “plan,” “potential,” “project” and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. These statements are based on management’s current expectations, intentions or beliefs and are subject to a number of factors, assumptions and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Factors that could cause or contribute to such differences or that might otherwise impact the business include the risk factors set forth in Item 1A, of our Annual Report on Form 10-K filed on July 26, 2013. We undertake no obligation to update any such factor or to publicly announce the results of any revisions to any forward-looking statements contained herein whether as a result of new information, future events or otherwise.
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

•
Results of Continuing Operations – an analysis and comparison of our consolidated results of operations for the three month periods ended August 31, 2013, and September 1, 2012, as reflected in our consolidated statements of comprehensive income.

•
Liquidity, Financial Position, and Capital Resources – a discussion of our primary sources and uses of cash for the three month periods ended August 31, 2013, and September 1, 2012, and a discussion of changes in our financial position.

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
On July 5, 2013, we acquired the assets of WVS-Technology ("WVS") for approximately $1.0 million. WVS, located in Meerbusch, Germany, develops and sells RF and microwave products, power grid tubes, vacuum capacitors, as well as industrial microwave equipment. This acquisition provides us with engineering and sales expertise to help expand our presence in the vacuum capacitor market.
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
We currently have operations in the following major geographic regions:
• North America;
• Asia/Pacific;
• Europe; and
• Latin America.

RESULTS OF CONTINUING OPERATIONS
FINANCIAL SUMMARY – THREE MONTHS ENDED AUGUST 31, 2013

•	Net sales for the first quarter of fiscal 2014 were $34.3 million, down 3.9%, compared to net sales of $35.7 million during the first quarter of fiscal 2013.

•	Gross margin was relatively flat at 29.8% during the first quarter of fiscal 2014, compared to 29.9% during the first quarter of fiscal 2013.

•	Selling, general, and administrative expenses remained flat at $10.1 million for the first quarter of fiscal 2014 and fiscal 2013, or 29.4% and 28.5% of net sales, respectively.

•
Operating income during the first quarter of fiscal 2014 was $0.1 million, or 0.4% of net sales, compared to an operating income of $0.5 million, or 1.4% of net sales, during the first quarter of fiscal 2013.

•
Income from continuing operations during the first quarter of fiscal 2014 was $2.0 million, or $0.14 per diluted common share, versus of $0.7 million, or $0.05 per diluted common share, during the first quarter of fiscal 2013.

•	Loss from discontinued operations, net of tax, was less than $0.1 million, during the first quarters of fiscal 2014 and fiscal 2013.

•
Net income during the first quarter of fiscal 2014 was $2.0 million, compared to net income of $0.6 million during the first quarter of fiscal 2013, $0.14 and $0.04 per diluted common share, respectively.

Net Sales and Gross Profit Analysis
Net sales by segment and percent change for the first quarter of fiscal 2014 and 2013 were as follows (in thousands):

Net Sales			FY14 vs. FY13
	FY 2014	FY 2013	% Change
EDG	$25,479	$25,627	(0.6)%
Canvys	8,778	10,023	(12.4)%
Total	$34,257	$35,650	(3.9)%
During the first quarter of fiscal 2014 consolidated net sales decreased 3.9% compared to the first quarter of fiscal 2013. Sales for Canvys declined by 12.4%, and sales for EDG declined 0.6%.
Gross profit by segment and percent of segment net sales for the first quarter of fiscal 2014 and 2013 were as follows (in thousands):

Gross Profit
	FY 2014		FY 2013
EDG	$7,859	30.8%	$8,000	31.2%
Canvys	2,333	26.6%	2,646	26.4%
Total	$10,192	29.8%	$10,646	29.9%
Gross profit reflects the distribution and manufacturing product margin less manufacturing variances, inventory obsolescence charges, customer returns, scrap and cycle count adjustments, engineering costs, unabsorbed manufacturing labor and overhead, and other provisions.
Consolidated gross profit was $10.2 million during the first quarter of fiscal 2014, compared to $10.6 million during the first quarter of fiscal 2013. Consolidated gross margin as a percentage of net sales declined slightly to 29.8% during the first quarter of fiscal 2014, from 29.9% during the first quarter of fiscal 2013. In addition, gross margin included $0.2 million related to unabsorbed manufacturing labor and overhead from continuing operations during the first quarters of fiscal 2014 and 2013.
Electron Device Group
Net sales for EDG decreased 0.6% to $25.5 million during the first quarter of fiscal 2014, from $25.6 million during the first quarter of fiscal 2013.  Net sales of tubes decreased to $19.3 million during the first quarter of fiscal 2014, as compared to $20.4 million during the first quarter of fiscal 2013, due primarily to declines in the industrial heating, broadcast and aviation markets but offset by growth in the laser and marine markets. Net sales of continuous wave magnetrons and related assemblies sold primarily into the semiconductor wafer fabrication market stabilized at $2.5 million during the first quarters of fiscal 2014 and 2013. Gross margin as a percentage of net sales decreased slightly to 30.8% during the first quarter of fiscal 2014, as compared to 31.2% during the first quarter of fiscal 2013 primarily due to shifts in product and geographic mix.
Canvys
Canvys net sales decreased 12.4% to $8.8 million during the first quarter of fiscal 2014, from $10.0 million during the first quarter of fiscal 2013.  Sales were down in our North America Healthcare market driven by the uncertainty surrounding health care reform and a difficult capital market for hospitals while sales in our North America OEM market were down due to delays in new program startups.  Gross margin as a percentage of net sales increased to 26.6% during the first quarter of fiscal 2014 as compared to 26.4% during the first quarter of fiscal 2013, due to the higher margin business in Europe as well as currency fluctuations.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses (“SG&A”) remained flat at $10.1 during the first quarter of fiscal 2014 and fiscal 2013. This includes SG&A with respect to EDG, Canvys, and our support functions. SG&A as a percentage of sales from continuing operations, increased to 29.4% during the first quarter of fiscal 2014 from 28.5% during the first quarter of fiscal 2013.
Other (Income) Expense
Other (income) expense was income of $2.3 million during the first quarter of fiscal 2014, compared to income of $0.4 million during the first quarter of fiscal 2013. Other income (expense) during the first quarter of fiscal 2014 included an anti-trust class action lawsuit settlement of $2.1 million and investment income of $0.3 million, partially offset by foreign exchange loss of $0.1 million. Our foreign exchange gains and losses are primarily due to the translation of U.S. dollars held in non-U.S. entities. We currently do not utilize derivative instruments to manage our exposure to foreign currency.
Income Tax Provision
The effective income tax rate from continuing operations during the first three months of fiscal 2014 was 18.5%, as compared to 22.2% during the first three months of fiscal 2013. The decrease in rate during the first three months of fiscal 2014, as compared to fiscal 2013, was due to a reduction in the amount of foreign earnings considered to be permanently reinvested and a reduction in forecasted cash available in foreign jurisdictions to distribute foreign earnings with respect to ASC 740-30, Income Taxes – Other Considerations or Special Areas. The effective rate as compared to the federal statutory rate of 34.0% resulted from our geographical distribution of income, apportionment of income to various states, in addition to our position with respect to ASC 740-30, Income Taxes – Other Considerations or Special Areas.
In the normal course of business, we are subject to examination by taxing authorities throughout the world. Generally, years prior to fiscal 2006 are closed for examination under the statute of limitation for U.S. federal, state or local, or non-U.S. tax jurisdictions. During fiscal 2013, we completed federal audits in the U.S. for fiscal 2009, 2010, and 2011. Our primary foreign tax jurisdictions are Germany and the Netherlands. We have tax years open in Germany and the Netherlands beginning in fiscal 2008.
As of August 31, 2013, approximately $42.4 million of cumulative positive earnings of some of our foreign subsidiaries are still considered permanently reinvested pursuant to ASC 740-30, Income Taxes-Other Considerations or Special Areas. Due to various tax attributes that are continuously changing, it is not practical to determine what, if any, tax liability might exist if such earnings were to be repatriated.
As of August 31, 2013, we did not have any worldwide liability for uncertain tax positions related to continuing operations as compared to $0.4 million as of September 1, 2012. Therefore, we have no recorded penalties and interest relating to uncertain tax positions in the income tax expense line item within the unaudited consolidated statements of income and comprehensive income.
It is not expected that there will be a change in the unrecognized tax benefits within the next 12 months.
Discontinued Operations
Financial Summary – Discontinued Operations
Summary financial results for the three months ended August 31, 2013, and September 1, 2012, are presented in the following table (in thousands):

	Three Months Ended
	August 31, 2013	September 1, 2012
Net sales	$86	$221
Gross profit (loss) (1)	(49)	(93)
Selling, general, and administrative expenses (2)	32	65
Income tax provision (benefit)	(70)	(71)
Income (loss) from discontinued operations, net of tax	$(11)	$(87)
Notes:
(1) Gross profit (loss) for fiscal year 2013 includes unabsorbed manufacturing labor and overhead expenses related to the Manufacturing Agreement with RFPD.
(2) Selling, General, and Administrative expenses relates primarily to tax audits resulting from the Transaction.
Assets and liabilities classified as discontinued operations on our consolidated balance sheets as of August 31, 2013, and June 1, 2013, include the following (in thousands):

	August 31, 2013	June 1, 2013
Inventories	$338	$303
Discontinued operations - Assets	$338	$303

Accrued liabilities - current (1)	$541	$245
Discontinued operations - Liabilities	$541	$245
(1) Included in accrued liabilities as of June 2, 2012, is $0.5 million of other accrued liabilities primarily related to transition services.

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
Net Income and Per share Data
Net income during the first quarter of fiscal 2014 was $2.0 million, or $0.14 per diluted common share and $0.13 per Class B diluted common share, as compared to net income of $0.6 million during the first quarter of fiscal 2013, or $0.04 per diluted common share and $0.04 per Class B diluted common share.
LIQUIDITY, FINANCIAL POSITION, AND CAPITAL RESOURCES
Our growth and cash needs have been primarily financed through income from operations. Cash and cash equivalents for the first quarter ended August 31, 2013, were $92.5 million. In addition, CDs and time deposits classified as short-term investments were $39.8 million and long-term investments were $4.2 million, including equity securities of $0.5 million. Cash and investments at August 31, 2013, consisted of $77.8 million in North America, $17.8 million in Europe, $0.7 million in Latin America, and $40.2 million in Asia/Pacific. At June 1, 2013, cash and cash equivalents were $102.0 million. In addition, CDs and time deposits classified as short-term investments were $39.0 million and long-term investments were $5.4 million, including equity securities of $0.4 million. Cash and investments at June 1, 2013, consisted of $82.1 million in North America, $22.1 million in Europe, $1.2 million in Latin America, and $41.0 million in Asia/Pacific.
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
We believe we will continue to have sufficient liquidity to fund our future growth strategies for our business in the foreseeable future.
Cash Flows from Operating Activities
The cash flow from operating activities primarily resulted from our net income, adjusted for non-cash items, and changes in our operating assets and liabilities.
Operating activities, which include our discontinued operations, used $1.2 million of cash during the first quarter of fiscal 2014. We had net income of $2.0 million during the first quarter of fiscal 2014, which included non-cash stock-based compensation expense of $0.1 million associated with the issuance of stock option awards and depreciation and amortization expense of $0.2 million associated with our property and equipment as well as amortization of our intangible assets. Changes in our operating assets and liabilities, net of effects of acquired businesses, used $3.5 million of cash during the first quarter of fiscal 2014, due primarily to the increase in our inventory of $0.5 million, the decrease in our accounts payable of $2.5 million, the increase in our accounts receivable of $1.2 million, partially offset by a decrease to our prepaid expenses of $0.2 million. The increase in our inventory was due to a increase in purchases related to specific projects within our Canvys business. The decrease in our accounts payable relates primarily to the timing of some of our major vendors. The increase in our receivables of $1.2 million was due primarily to a slight increase in our day sales outstanding caused primarily by a shift in customer mix by geography. The decrease in prepaid expenses of $0.2 million was due primarily to a decrease in VAT prepayments.
Operating activities, which include our discontinued operations, used $3.3 million of cash during the first three months of fiscal 2013.  We had net income of $0.6 million in the first three months of fiscal 2013, which included non-cash stock-based compensation expense of $0.1 million associated with the issuance of stock option awards and depreciation and amortization expense of $0.3 million associated with our investments in property and equipment as well as amortization of our intangible assets.  Changes in our operating assets and liabilities, net of effects of acquired businesses, used $4.4 million of cash during the first three months of fiscal 2013, due primarily to decreases in our operating liabilities, including accounts payable and accrued liabilities, and increases in our operating assets including prepaid expenses,  inventories, and receivables.  The decrease in accounts payable of $1.4 million was due primarily to the timing of vendor payments.  The decrease in accrued liabilities of $1.0 million was due primarily to a reduction in employee related compensation accruals.  The increase in prepaid expenses of $0.6 million was due primarily to $0.4 million of cash used to renew our liability insurance coverage and $0.2 million of cash used for computer support services.  The increase in inventories of $0.6 million, was due primarily to increased purchasing to support expected future sales growth.  The increase in receivables of $0.6 million, excluding the impact of foreign currency exchange of $0.2 million, was due primarily to the timing of customer payments.
Cash Flows from Investing Activities
The cash flow from investing activities has consisted primarily of purchases and maturities of investments and capital expenditures.
Cash used in investing activities of $1.0 million during the first quarter of fiscal 2014, included proceeds from the maturities of investments of $40.5 million, offset by the purchase of investments of $40.1 million, $1.0 million for the acquisition of WVS, and $0.4 million in capital expenditures.
Cash provided by investing activities of $5.9 million during the first three months of fiscal 2013, included proceeds from maturities of investments of $57.7 million, offset by purchases of investments of $51.7 million and $0.1 million in capital expenditures.
Our purchases and proceeds from investments consist of time deposits and CDs. Purchasing of future investments may vary from period to period due to interest and foreign currency exchange rates.
Cash Flows from Financing Activities
The cash flow from financing activities primarily consists of repurchases of common stock and cash dividends paid.
Cash used in financing activities of $7.5 million during the first three months of fiscal 2014, resulted from $6.7 million of cash used to repurchase common stock under our share repurchase authorization and $0.9 million of cash used to pay dividends, offset by $0.1 million of proceeds from the issuance of common stock.
Cash used in financing activities of $5.5 million during the first three months of fiscal 2013, resulted from $5.6 million of cash used to repurchase common stock under our share repurchase authorization, offset by less than $0.1 million of proceeds from the issuance of common stock.
Dividend payments for the first three months of fiscal 2014 were approximately $0.9 million. All future payments of dividends are at the discretion of the Board of Directors. Dividend payments will depend on earnings, capital requirements, operating conditions, and such other factors that the Board may deem relevant.
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
The interpretation and analysis of these disclosures should not be considered in isolation since such variances in exchange rates would likely influence other economic factors. Such factors, which are not readily quantifiable, would likely also affect our operations. Additional disclosure regarding various market risks are set forth in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended June 1, 2013, filed July 26, 2013.
ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures
Management of the Company, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of August 31, 2013.
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

(b)	Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the first quarter of fiscal 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended June 1, 2013, filed July 26, 2013.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period Ended	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Amount of Shares Purchased Under the Plans or Programs	Amounts Remaining Under the Share Repurchase Authorization
June 1, 2013					$27,308,893
June 29, 2013	95,441	$11.81	95,441	$1,127,610	$26,181,283
July 27, 2013	56,429	$11.86	56,429	$669,439	$25,511,844
August 31, 2013	426,195	$11.50	426,195	$4,902,732	$20,609,112
TOTAL	578,065	$11.59	578,065	$6,699,781

ITEM 5. OTHER INFORMATION
Results of Operation and Financial Condition and Declaration of Dividend
On October 9, 2013, we issued a press release reporting results for our first quarter ended August 31, 2013, and the declaration of a cash dividend. A copy of the press release is furnished as Exhibit 99.1 to this Form 10-Q and incorporated by reference herein.
ITEM 6. EXHIBITS
See exhibit index which is incorporated by reference herein.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
RICHARDSON ELECTRONICS, LTD.

Date: October 10, 2013	By:	/s/ Kathleen S. Dvorak
Kathleen S. Dvorak Chief Financial Officer (on behalf of the Registrant and as Principal Financial Officer)

Exhibit Index

(c) EXHIBITS

Exhibit Number	Description

3.1
Restated Certificate of Incorporation of the Company, incorporated by reference to Appendix B to the Proxy Statement / Prospectus dated November 13, 1986, incorporated by reference to the Company’s Registration Statement on Form S-4.

3.2	Amended and Restated By-Laws of the Company, incorporated by reference to Exhibit 3.2 on the Company’s Report on Form 10-Q for the quarterly period ended December 3, 2011.
31.1	Certification of Edward J. Richardson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed pursuant to Part I).
31.2	Certification of Kathleen S. Dvorak pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed pursuant to Part I).
32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed pursuant to Part I).
99.1	Press release, dated October 9, 2013.
101
The following financial information from our Quarterly Report on Form 10-Q for the first quarter of fiscal 2014, filed with the SEC on October 10, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets as of August 31, 2013, and June 1, 2013, (ii) the Unaudited Consolidated Statements of Comprehensive Income for the three months ended August 31, 2013, and September 1, 2012, (iii) the Unaudited Consolidated Statements of Cash Flows for the three months ended August 31, 2013, and September 1, 2012, (iv) the Unaudited Consolidated Statement of Stockholder’s Equity as of August 31, 2013, and (v) Notes to Unaudited Consolidated Financial Statements.