Form 10-Q
period 2013-11-30
RICHARDSON ELECTRONICS LTD/DE
filed 2014-01-09
CIK 355948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of January 6, 2014, there were outstanding 11,831,289 shares of Common Stock, $0.05 par value and 2,190,644 shares of Class B Common Stock, $0.05 par value, which are convertible into Common Stock of the registrant on a share for share basis.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Richardson Electronics, Ltd.
Consolidated Balance Sheets
(in thousands, except per share amounts)

	Unaudited	Audited
	November 30, 2013	June 1, 2013
Assets
Current assets:
Cash and cash equivalents	$92,646	$102,002
Accounts receivable, less allowance of $1,167 and $1,092	20,216	18,268
Inventories	35,296	33,975
Prepaid expenses and other assets	1,453	1,155
Deferred income taxes	1,983	1,856
Income tax receivable	3,321	6,429
Investments—current	39,508	38,971
Discontinued operations—assets	356	303
Total current assets	194,779	202,959
Non-current assets:
Property, plant and equipment, net	5,935	5,073
Goodwill	1,633	1,519
Other intangibles	881	908
Non-current deferred income taxes	1,477	1,398
Investments—non-current	1,991	5,461
Total non-current assets	11,917	14,359
Total assets	$206,696	$217,318
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,152	$14,255
Accrued liabilities	7,472	9,566
Discontinued operations—liabilities	—	245
Total current liabilities	19,624	24,066
Non-current liabilities:
Long-term income tax liabilities	6,249	6,726
Other non-current liabilities	1,284	1,287
Total non-current liabilities	7,533	8,013
Total liabilities	27,157	32,079
Commitments and contingencies	—	—
Stockholders’ equity
Common stock, $0.05 par value; issued 11,828 shares at November 30, 2013, and 12,263 shares at June 1, 2013	591	613
Class B common stock, convertible, $0.05 par value; issued 2,191 shares at November 30, 2013 and 2,491 shares at June 1, 2013	110	125
Preferred stock, $1.00 par value, no shares issued	—	—
Additional paid-in capital	65,760	73,979
Common stock in treasury, at cost, 0 shares at November 30, 2013, and 9 shares at June 1, 2013	—	(105)
Retained earnings	102,623	101,816
Accumulated other comprehensive income	10,455	8,811
Total stockholders’ equity	179,539	185,239
Total liabilities and stockholders’ equity	$206,696	$217,318

Richardson Electronics, Ltd.
Unaudited Consolidated Statements of Comprehensive Income
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	November 30, 2013	December 1, 2012	November 30, 2013	December 1, 2012
Net Sales	$35,436	$36,603	$69,693	$72,253
Cost of Sales	24,429	25,861	48,494	50,865
Gross profit	11,007	10,742	21,199	21,388
Selling, general, and administrative expenses	10,473	10,228	20,542	20,377
Loss on disposal of assets	—	2	—	(2)
Operating income	534	512	657	1,013
Other (income) expense:
Investment/interest income	(255)	(352)	(520)	(735)
Foreign exchange (gain) loss	(14)	297	92	260
Proceeds from legal settlement	—	—	(2,115)	—
Other, net	15	(42)	(15)	(65)
Total other income	(254)	(97)	(2,558)	(540)
Income from continuing operations before income taxes	788	609	3,215	1,553
Income tax provision	157	28	605	238
Income from continuing operations	631	581	2,610	1,315
Loss from discontinued operations, net of tax	(107)	(203)	(118)	(290)
Net income	524	378	2,492	1,025
Foreign currency translation gain, net of tax	1,196	1,547	1,621	1,947
Fair value adjustments on investments	22	4	23	5
Comprehensive income	$1,742	$1,929	$4,136	$2,977
Net income per Common share - Basic:
Income from continuing operations	$0.05	$0.04	$0.19	$0.09
Loss from discontinued operations	(0.01)	(0.01)	(0.01)	(0.02)
Total net income per Common share - Basic:	$0.04	$0.03	$0.18	$0.07
Net income per Class B common share - Basic:
Income from continuing operations	$0.04	$0.03	$0.17	$0.08
Loss from discontinued operations	(0.01)	(0.01)	(0.01)	(0.02)
Total net income per Class B common share - Basic:	$0.03	$0.02	$0.16	$0.06
Net income per Common share - Diluted:
Income from continuing operations	$0.04	$0.04	$0.18	$0.08
Loss from discontinued operations	(0.01)	(0.01)	(0.01)	(0.02)
Total net income per Common share - Diluted:	$0.03	$0.03	$0.17	$0.06
Net income per Class B common share - Diluted:
Income from continuing operations	$0.04	$0.03	$0.17	$0.08
Loss from discontinued operations	(0.01)	(0.01)	(0.01)	(0.02)
Total net income per Class B common share - Diluted:	$0.03	$0.02	$0.16	$0.06
Weighted average number of shares:
Common shares - Basic	11,871	12,437	11,997	12,604
Class B common shares - Basic	2,191	2,812	2,309	2,863
Common shares - Diluted	14,185	15,345	14,433	15,567
Class B common shares - Diluted	2,191	2,812	2,309	2,863
Dividends per common share	$0.060	$0.060	$0.120	$0.120
Dividends per Class B common share	$0.054	$0.054	$0.108	$0.108

Richardson Electronics, Ltd.
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended		Six Months Ended
	November 30, 2013	December 1, 2012	November 30, 2013	December 1, 2012
Operating activities:
Net income	$524	$378	$2,492	$1,025
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	273	266	521	565
Gain on sale of investments	(12)	(1)	(19)	(21)
(Gain) loss on disposal of assets	—	2	—	(2)
Share-based compensation expense	270	208	384	332
Deferred income taxes	(108)	(7)	(167)	(8)
Change in assets and liabilities, net of effect of acquired businesses:
Accounts receivable	(508)	(758)	(1,726)	(1,404)
Income tax receivable	357	36	3,108	191
Inventories	310	2,265	(140)	1,715
Prepaid expenses and other assets	(430)	196	(274)	(426)
Accounts payable	317	2,664	(2,230)	1,234
Accrued liabilities	(565)	806	(2,455)	(200)
Long-term income tax liabilities	(235)	4	(477)	(317)
Other	56	148	47	190
Net cash provided by (used in) operating activities	249	6,207	(936)	2,874
Investing activities:
Cash consideration paid for acquired businesses	—	(2,557)	(973)	(2,557)
Capital expenditures	(540)	(478)	(981)	(557)
Proceeds from sale of assets	—	—	—	4
Proceeds from maturity of investments	14,044	39,763	54,532	97,510
Purchases of investments	(11,458)	(23,838)	(51,552)	(75,562)
Proceeds from sales of available-for-sale securities	20	83	76	137
Purchases of available-for-sale securities	(20)	(83)	(76)	(137)
Other	22	—	91	—
Net cash provided by investing activities	2,068	12,890	1,117	18,838
Financing activities:
Repurchase of common stock	(2,025)	(5,998)	(8,725)	(11,550)
Proceeds from issuance of common stock	100	72	171	83
Cash dividends paid	(828)	(1,799)	(1,685)	(1,799)
Other	—	—	1	—
Net cash used in financing activities	(2,753)	(7,725)	(10,238)	(13,266)
Effect of exchange rate changes on cash and cash equivalents	552	908	701	1,179
Increase/ (decrease) in cash and cash equivalents	116	12,280	(9,356)	9,625
Cash and cash equivalents at beginning of period	92,530	41,238	102,002	43,893
Cash and cash equivalents at end of period	$92,646	$53,518	$92,646	$53,518

Richardson Electronics, Ltd.
Unaudited Consolidated Statement of Stockholders’ Equity
(in thousands)

	Common	Class B Common	Par Value	Additional Paid-in Capital	Common Stock in Treasury	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance June 1, 2013:	12,263	2,491	$738	$73,979	$(105)	$101,816	$8,811	$185,239
Comprehensive income
Net income	—	—	—	—	—	2,492	—	2,492
Foreign currency translation	—	—	—	—	—	—	1,621	1,621
Fair value adjustments on investments	—	—	—	—	—	—	23	23
Share-based compensation:
Non-vested restricted stock	—	—	—	18	—	—	—	18
Stock options	—	—	—	384	—	—	—	384
Common stock:
Employee stock option grant	—	—	—	—	—	—	—	—
Options Exercised	29	—	1	170	—	—	—	171
Canceled Shares	—	(300)	—	—	—	—	—	—
Converted Class B to Common	300	—	—	—	—	—	—	—
Repurchase of common stock	—	—	—	—	(8,725)	—	—	(8,725)
Treasury stock	(764)	—	(38)	(8,791)	8,829	—	—	—
Other	—	—	—	—	1	—	—	1
Dividends paid to:
Common ($0.06 per share)	—	—	—	—	—	(1,433)	—	(1,433)
Class B ($0.054 per share)	—	—	—	—	—	(252)	—	(252)
Balance November 30, 2013:	11,828	2,191	$701	$65,760	$—	$102,623	$10,455	$179,539

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
On September 4, 2012, we acquired the assets of D and C Import-Export, Inc. ("D and C") for approximately $2.6 million. D and C, a Florida-based distributor of power grid tubes and associated RF components, services the broadcast, commercial, industrial, medical, military, and scientific markets. This acquisition provides us with access to additional product lines, vendors, and customers.
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
Our fiscal quarter ends on the Saturday nearest the end of the quarter-ending month. The first six months of fiscal 2014 and 2013 contained 26 weeks, respectively.

In the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results of interim periods have been made. All inter-company transactions and balances have been eliminated. The unaudited consolidated financial statements presented herein include the accounts of our wholly owned subsidiaries. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The results of our operations for the three and six months ended November 30, 2013, are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2014.
The financial information contained in this report should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended June 1, 2013, that we filed on July 26, 2013.
3. UPDATES TO CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Inventories: Our worldwide inventories are stated at the lower of cost or market, generally using a weighted-average cost method. Our inventories from continuing operations include approximately $32.5 million of finished goods and $2.7 million of raw materials and work-in-progress as of November 30, 2013, as compared to approximately $31.6 million of finished goods and $2.4 million of raw materials and work-in-progress as of June 1, 2013.
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
Discontinued Operations: During fiscal year 2011, we completed the sale of the assets primarily used or held for use in, and certain liabilities of, our RF, Wireless and Power Division ("RFPD"), as well as certain other Company assets, including our information technology assets, to Arrow Electronics, Inc. ("Arrow") in exchange for $238.8 million ("the Transaction"). In accordance with Accounting Standards Codification (“ASC”) 205-20, Presentation of Financial Statements - Discontinued Operations (“ASC 205-20”), we reported the financial results of RFPD as a discontinued operation. Refer to Note 4 “Discontinued Operations” of our notes to our unaudited consolidated financial statements for additional discussion on the sale of RFPD.
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

Goodwill and Other Intangible Assets: Goodwill is initially recorded based on the premium paid for acquisitions and is subsequently tested for impairment. We test goodwill for impairment annually and whenever events or circumstances indicates an impairment may have occurred, such as a significant adverse change in the business climate, loss of key personnel or a decision to sell or dispose of a reporting unit. As of November 30, 2013, our goodwill balance was $1.6 million and represents the premium we paid for Powerlink Specialist Electronics Support Limited ("Powerlink") of $1.4 million during our second quarter of fiscal 2012, adjusted for foreign currency translation; the premium we paid for D and C Import-Export, Inc. ("D and C") of $0.2 million during our second quarter of fiscal 2013; and the premium we paid for WVS of less than $0.1 million during our first quarter of fiscal 2014.
During the fourth quarter of each fiscal year, our goodwill balances are reviewed for impairment through the application of a fair value based test, using the third quarter as the measurement date. In performing our annual review of goodwill balances for impairment, we estimate the fair value of each of our reporting units based primarily on projected future operating results, discounted cash flows, and other assumptions. Projected future operating results and cash flows used for valuation purposes may reflect considerable improvements relative to historical periods with respect to, among other things, revenue growth and operating margins. Although we believe our projected future operating results and cash flows and related estimates regarding fair values are based on reasonable assumptions, historically, projected operating results and cash flows have not always been achieved. In accordance with ASC 350 “Intangibles - Goodwill and Other”, if indicators of impairment are deemed to be present, we would perform an interim impairment test and any resulting impairment loss would be charged to expense in the period identified.
Intangible assets are initially recorded at their fair market values determined on quoted market prices in active markets, if available, or recognized valuation models. Intangible assets that have finite useful lives are amortized on a straight-line basis over their useful lives.
4. DISCONTINUED OPERATIONS
Financial Summary – Discontinued Operations
Summary financial results for the three and six months ended November 30, 2013, and December 1, 2012, are presented in the following table (in thousands):

	Three Months Ended		Six Months Ended
	November 30, 2013	December 1, 2012	November 30, 2013	December 1, 2012
Net sales	$178	$278	$264	$499
Gross profit (loss) (1)	(55)	(128)	(103)	(221)
Selling, general, and administrative expenses	117	201	149	266
Other expense	—	1	1	1
Income tax benefit	(65)	(127)	(135)	(198)
Loss from discontinued operations, net of tax	$(107)	$(203)	$(118)	$(290)
Notes:
(1) Gross profit (loss) for fiscal year 2014 and 2013 includes unabsorbed manufacturing labor and overhead expenses related to the Manufacturing Agreement with RFPD which ends March 1, 2014.
Net sales and gross profit (loss) for the three and six months ended November 30, 2013, reflect our financial results relating to the Manufacturing Agreement with Arrow that we entered into in connection with the Transaction. Pursuant to the three-year agreement, we agreed to continue to manufacture certain RFPD products.

Assets and liabilities classified as discontinued operations on our consolidated balance sheets as of November 30, 2013, and June 1, 2013, include the following (in thousands):

	November 30, 2013	June 1, 2013
Inventories	$356	$303
Discontinued operations - Assets	$356	$303

Accrued liabilities - current	$—	$245
Discontinued operations - Liabilities	$—	$245
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

5. ACQUISITIONS
On September 4, 2012, we acquired the assets of D and C Import-Export, Inc. ("D and C") for approximately $2.6 million. D and C, a Florida-based distributor of power grid tubes and associated RF components, services the broadcast, commercial, industrial, medical, military, and scientific markets. This acquisition provides us with access to additional product lines, vendors, and customers.
The final purchase price was recorded during the fourth quarter of fiscal 2013, and allocated as follows: $0.2 million of trade receivables, $1.5 million of inventory, $0.7 million of specifically identified intangible assets, and $0.2 million of goodwill. Pro forma financial information is not presented due to immateriality.
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
6. GOODWILL AND OTHER INTANGIBLE ASSETS
Changes in the carrying value of goodwill are as follows (in thousands):

TOTAL
Balance at June 1, 2013	$1,519
Premium Paid for WVS Acquisition	25
Foreign currency translation	89
Balance at November 30, 2013	$1,633
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
Intangible assets subject to amortization as well as amortization expense are as follows (in thousands):

	Intangible Assets Subject to
	Amortization as of
	November 30, 2013	June 1, 2013
Gross Amounts:
Trade Name	$29	$29
Customer Relationship	969	947
Non-compete Agreements	47	47
Total Gross Amounts	$1,045	$1,023
Accumulated Amortization:
Trade Name	$13	$8
Customer Relationship	141	101
Non-compete Agreements	10	6
Total Accumulated Amortization	$164	$115
The amortization expense associated with the intangible assets subject to amortization for the next five years is presented in the following table (in thousands):

Amortization
Expense
Fiscal Year
Remaining 2014	$44
2015	82
2016	68
2017	58
2018	56
Thereafter	573
The weighted average number of years of amortization expense remaining is 17.9.
7. INVESTMENTS
As of November 30, 2013, we had approximately $41.0 million invested in time deposits and certificates of deposit (“CD”). Of this, $39.5 million mature in less than twelve months and $1.5 million mature in greater than twelve months. The fair value of these investments is equal to the face value of each time deposit and CD.
As of June 1, 2013, we had approximately $44.0 million invested in time deposits and CD’s. Of this, $39.0 million mature in less than twelve months and $5.0 million mature in greater than twelve months. The fair value of these investments is equal to the face value of each time deposit and CD.
We also have investments in equity securities, all of which are classified as available-for-sale and are carried at their fair value based on quoted market prices. Our investments, which are included in non-current assets, had a carrying amount of $0.5 million as of November 30, 2013, and as of June 1, 2013. Proceeds from the sale of securities were $0.1 million during the second quarter of fiscal 2014 and fiscal 2013. We reinvested proceeds from the sale of securities, and the cost of the equity securities sold was based on a specific identification method. Gross realized gains and losses on those sales were less than $0.1 million during the second quarter of fiscal 2014 and fiscal 2013. Net unrealized holding losses of less than $0.1 million during the second quarter of fiscal 2014 and fiscal 2013 have been included in accumulated other comprehensive income.

8. WARRANTIES
We offer warranties for the limited number of specific products we manufacture. We also provide extended warranties for some products we sell that lengthen the period of coverage specified in the manufacturer’s original warranty. Our warranty terms generally range from one to three years.
Warranty reserves are established for costs that are expected to be incurred after the sale and delivery of products under warranty. Warranty reserves are included in accrued liabilities on our consolidated balance sheets. The warranty reserves are determined based on known product failures, historical experience, and other available evidence. Warranty reserves were approximately $0.2 million as of November 30, 2013, and June 1, 2013.
9. LEASE OBLIGATIONS, OTHER COMMITMENTS, AND CONTINGENCIES
We lease certain warehouse and office facilities and office equipment under non-cancelable operating leases. Rent expense from continuing operations during the first six months of fiscal 2014 was $0.8 million compared to $0.7 million during the first six months of fiscal 2013. Under the terms of the Transaction, Arrow assumed many of our facility leases and we are sub-leasing space from Arrow. Our future lease commitments for minimum rentals, including common area maintenance charges and property taxes during the next five years have been adjusted to reflect the Transaction as follows (in thousands):

Fiscal Year	Payments
Remaining 2014	$679
2015	1,094
2016	686
2017	77
2018	31
Thereafter	—
10. INCOME TAXES
The effective income tax rate from continuing operations during the first six months of fiscal 2014 was 18.8%, as compared to 15.3% during the first six months of fiscal 2013. The increase in rate during the first six months of fiscal 2014, as compared to fiscal 2013, was due to an increase in the amount of foreign earnings not considered to be permanently reinvested and an increase in forecasted earnings available in foreign jurisdictions for distribution with respect to ASC 740-30, Income Taxes – Other Considerations or Special Areas ("ASC 740-30"). The 18.8% effective income tax rate is lower than the federal statutory rate of 34.0% as a result of our geographical distribution of income and apportionment of income to various states. Additionally, during the second quarter of fiscal 2014, we developed a strategy for the recently acquired German business to pursue increased market opportunities in Germany; therefore, we have changed our position with respect to earnings in Germany which are now considered to be permanently reinvested under ASC 740-30. This change in the Company's assertion further reduced the effective tax rate for the first six months of fiscal 2014 by 7.6%.
In the normal course of business, we are subject to examination by taxing authorities throughout the world. Generally, years prior to fiscal 2006 are closed for examination under the statute of limitations for U.S. federal, state or local, or non-U.S. tax jurisdictions. During fiscal 2013, we completed federal audits in the U.S. for fiscal 2009, 2010, and 2011. Our primary foreign tax jurisdictions are the Netherlands and Germany. We have tax years open in the Netherlands and Germany beginning in fiscal 2008.
As of November 30, 2013, approximately $42.8 million of cumulative positive earnings of some of our foreign subsidiaries are still considered permanently reinvested pursuant to ASC 740-30. Due to various tax attributes that are continuously changing, it is not practical to determine what, if any, tax liability might exist if such earnings were to be repatriated.

As of November 30, 2013, we did not have any worldwide liability for uncertain tax positions related to continuing operations as compared to $0.4 million as of December 1, 2012. We have no recorded penalties and interest relating to uncertain tax positions in the income tax expense line item within the unaudited consolidated statements of income and comprehensive income.
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

The earnings per share (“EPS”) presented in our unaudited consolidated statements of comprehensive income are based on the following amounts (in thousands, except per share amounts):

	For the Three Months Ended
	November 30, 2013		December 1, 2012
	Basic	Diluted	Basic	Diluted

Numerator for Basic and Diluted EPS:
Income from continuing operations	$631	$631	$581	$581
Less dividends:
Common stock	710	710	737	737
Class B common stock	118	118	148	148
Undistributed losses	$(197)	$(197)	$(304)	$(304)
Common stock undistributed losses	$(169)	$(169)	$(253)	$(253)
Class B common stock undistributed losses	(28)	(28)	(51)	(51)
Total undistributed losses	$(197)	$(197)	$(304)	$(304)
Loss from discontinued operations	$(107)	$(107)	$(203)	$(203)
Less dividends:
Common stock	710	710	737	737
Class B common stock	118	118	148	148
Undistributed losses	$(935)	$(935)	$(1,088)	$(1,088)
Common stock undistributed losses	$(802)	$(803)	$(904)	$(905)
Class B common stock undistributed losses	(133)	(132)	(184)	(183)
Total undistributed losses	$(935)	$(935)	$(1,088)	$(1,088)
Net income	$524	$524	$378	$378
Less dividends:
Common stock	710	710	737	737
Class B common stock	118	118	148	148
Undistributed losses	$(304)	$(304)	$(507)	$(507)
Common stock undistributed losses	$(261)	$(261)	$(421)	$(422)
Class B common stock undistributed losses	(43)	(43)	(86)	(85)
Total undistributed losses	$(304)	$(304)	$(507)	$(507)
Denominator for basic and diluted EPS:
Common stock weighted average shares	11,871	11,871	12,437	12,437
Class B common stock weighted average shares, and shares under if-converted method for diluted EPS	2,191	2,191	2,812	2,812
Effect of dilutive stock options		123		96
Denominator for diluted EPS adjusted for weighted average shares and assumed conversions		14,185		15,345
Income from continuing operations per share:
Common stock	$0.05	$0.04	$0.04	$0.04
Class B common stock	$0.04	$0.04	$0.03	$0.03
Loss from discontinued operations per share:
Common stock	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Class B common stock	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Net income per share:
Common stock	$0.04	$0.03	$0.03	$0.03
Class B common stock	$0.03	$0.03	$0.02	$0.02
Note: Common stock options that were anti-dilutive and not included in diluted earnings per common share for the second quarter of fiscal 2014 and fiscal 2013 were 512,064 and 477,064, respectively.

	Six Months Ended
	November 30, 2013		December 1, 2012
	Basic	Diluted	Basic	Diluted

Numerator for Basic and Diluted EPS:
Income from continuing operations	$2,610	$2,610	$1,315	$1,315
Less dividends:
Common stock	1,433	1,433	1,495	1,495
Class B common stock	252	252	304	304
Undistributed earnings (losses)	$925	$925	$(484)	$(484)
Common stock undistributed earnings (losses)	$788	$790	$(402)	$(402)
Class B common stock undistributed earnings (losses)	137	135	(82)	(82)
Total undistributed earnings (losses)	$925	$925	$(484)	$(484)
Loss from discontinued operations	$(118)	$(118)	$(290)	$(290)
Less dividends:
Common stock	1,433	1,433	1,495	1,495
Class B common stock	252	252	304	304
Undistributed losses	$(1,803)	$(1,803)	$(2,089)	$(2,089)
Common stock undistributed losses	$(1,537)	$(1,539)	$(1,734)	$(1,737)
Class B common stock undistributed losses	(266)	(264)	(355)	(352)
Total undistributed losses	$(1,803)	$(1,803)	$(2,089)	$(2,089)
Net income	$2,492	$2,492	$1,025	$1,025
Less dividends:
Common stock	1,433	1,433	1,495	1,495
Class B common stock	252	252	304	304
Undistributed earnings (losses)	$807	$807	$(774)	$(774)
Common stock undistributed earnings (losses)	$688	$689	$(643)	$(643)
Class B common stock undistributed earnings (losses)	119	118	(131)	(131)
Total undistributed earnings (losses)	$807	$807	$(774)	$(774)
Denominator for basic and diluted EPS:
Common stock weighted average shares	11,997	11,997	12,604	12,604
Class B common stock weighted average shares, and shares under if-converted method for diluted EPS	2,309	2,309	2,863	2,863
Effect of dilutive securities Dilutive stock options		127		100
Denominator for diluted EPS adjusted for weighted average shares and assumed conversions		14,433		15,567
Income from continuing operations per share:
Common stock	$0.19	$0.18	$0.09	$0.08
Class B common stock	$0.17	$0.17	$0.08	$0.08
Loss from discontinued operations per share:
Common stock	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Class B common stock	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Net income per share:
Common stock	$0.18	$0.17	$0.07	$0.06
Class B common stock	$0.16	$0.16	$0.06	$0.06
Note: Common stock options that were anti-dilutive and not included in diluted earnings per common share for the first six months of fiscal 2014 and fiscal 2013 were 487,064 and 267,564, respectively.

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
Canvys provides global customized display solutions serving the corporate enterprise, financial, healthcare, industrial, and OEM markets.
The CEO evaluates performance and allocates resources primarily based on the gross profit of each segment.
Operating results by segment are summarized in the following table (in thousands):

	Three Months Ended		Six Months Ended
	November 30, 2013	December 1, 2012	November 30, 2013	December 1, 2012
EDG
Net Sales	$26,163	$26,186	$51,642	$51,813
Gross Profit	8,507	7,930	16,366	15,930
Canvys
Net Sales	$9,273	$10,417	$18,051	$20,440
Gross Profit	2,500	2,812	4,833	5,458
Geographic net sales information is primarily grouped by customer destination into five areas: North America; Asia/Pacific; Europe; Latin America; and Other.

Net sales and gross profit by geographic region are summarized in the following table (in thousands):

	Three Months Ended		Six Months Ended
	November 30, 2013	December 1, 2012	November 30, 2013	December 1, 2012
Net Sales
North America	$14,296	$16,436	$28,492	$32,182
Asia/Pacific	6,248	5,437	12,553	11,784
Europe	12,175	12,305	23,665	23,042
Latin America	2,574	2,320	4,771	4,767
Other	143	105	212	478
Total	$35,436	$36,603	$69,693	$72,253
Gross Profit (loss)
North America	$4,687	$5,520	$9,584	$10,809
Asia/Pacific	2,144	1,860	4,089	4,054
Europe	4,111	3,806	7,706	7,030
Latin America	1,011	788	1,834	1,616
Other	(946)	(1,232)	(2,014)	(2,121)
Total	$11,007	$10,742	$21,199	$21,388
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
As of November 30, 2013, we held investments that are required to be measured at fair value on a recurring basis. Our investments consist of time deposits and CDs, which face value is equal to fair value, and equity securities of publicly traded companies for which market prices are readily available.

Investments measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of November 30, 2013, and June 1, 2013, were as follows (in thousands):

Level 1
November 30, 2013
Time deposits/CDs	$41,008
Equity securities	491
Total	$41,499
June 1, 2013
Time deposits/CDs	$43,989
Equity securities	443
Total	$44,432

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

•
Results of Continuing Operations – an analysis and comparison of our consolidated results of operations for the three and six months ended November 30, 2013, and December 1, 2012, as reflected in our consolidated statements of comprehensive income.

•
Liquidity, Financial Position, and Capital Resources – a discussion of our primary sources and uses of cash for the three and six months ended November 30, 2013, and December 1, 2012, and a discussion of changes in our financial position.

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
On September 4, 2012, we acquired the assets of D and C Import-Export, Inc. ("D and C") for approximately $2.6 million. D and C, a Florida-based distributor of power grid tubes and associated RF components, services the broadcast, commercial, industrial, medical, military, and scientific markets. This acquisition provides us with access to additional product lines, vendors, and customers.

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
We currently have operations in the following major geographic regions:
• North America;
• Asia/Pacific;
• Europe; and
• Latin America.
RESULTS OF CONTINUING OPERATIONS
FINANCIAL SUMMARY – THREE MONTHS ENDED NOVEMBER 30, 2013

•	Net sales for the second quarter of fiscal 2014 were $35.4 million, down 3.2%, compared to net sales of $36.6 million during the second quarter of fiscal 2013.

•	Gross margin increased to 31.1% during the second quarter of fiscal 2014 compared to 29.3% during the second quarter of fiscal 2013.

•
Selling, general, and administrative expenses increased slightly to $10.5 million, or 29.6% of net sales, for the second quarter of fiscal 2014 compared to $10.2 million for the second quarter of fiscal 2013, or 27.9% of net sales, respectively.

•	Operating income during the second quarter of fiscal 2014 and fiscal 2013 was $0.5 million, or 1.5% and 1.4% of net sales, respectively.

•	Income from continuing operations during the second quarter of fiscal 2014 and fiscal 2013 was $0.6 million, or $0.04 per diluted common share.

•	Loss from discontinued operations, net of tax, was $0.1 million during the second quarter of fiscal 2014 compared to $0.2 million during the second quarter of fiscal 2013.

•
Net income during the second quarter of fiscal 2014 was $0.5 million, or $0.03 per diluted common share, compared to net income of $0.4 million, or $0.03 per diluted common share, during the second quarter of fiscal 2013.

FINANCIAL SUMMARY – SIX MONTHS ENDED NOVEMBER 30, 2013

•	Net sales for the first six months of fiscal 2014 were $69.7 million, down 3.5%, compared to net sales of $72.3 million during the first six months of fiscal 2013.

•	Gross margin increased to 30.4% during the first six months of fiscal 2014, compared to 29.6% during the first six months of fiscal 2013.

•
Selling, general, and administrative expenses increased slightly to $20.5 million, or 29.5% of net sales, for the first six months of fiscal 2014, compared to $20.4 million, or 28.2% of net sales, for the first six months of fiscal 2013.

•
Operating income during the first six months of fiscal 2014 was $0.7 million, or 0.9% of net sales, compared to an operating income of $1.0 million, or 1.4% of net sales, during the first six months of fiscal 2013.

•
Income from continuing operations during the first six months of fiscal 2014 was $2.6 million, or $0.18 per diluted common share, versus $1.3 million, or $0.08 per diluted common share, during the first six months of fiscal 2013.

•	Loss from discontinued operations, net of tax, was $0.1 million, during the first six months of fiscal 2014, compared to $0.3 million during the first six months of fiscal 2013.

•
Net income during the first six months of fiscal 2014 was $2.5 million, or $0.17 per diluted common share, compared to net income of $1.0 million during the first six months of fiscal 2013, or $0.06 per diluted common share.

Net Sales and Gross Profit Analysis
Net sales by segment and percent change for the second quarter and first six months of fiscal 2014 and 2013 were as follows (in thousands):

Net Sales	QTD		FY14 vs. FY13
	November 30, 2013	December 1, 2012	% Change
EDG	$26,163	$26,186	(0.1)%
Canvys	9,273	10,417	(11.0)%
Total	$35,436	$36,603	(3.2)%

	YTD
	November 30, 2013	December 1, 2012	% Change
EDG	$51,642	$51,813	(0.3)%
Canvys	18,051	20,440	(11.7)%
Total	$69,693	$72,253	(3.5)%
During the second quarter of fiscal 2014 consolidated net sales decreased 3.2% compared to the second quarter of fiscal 2013. Sales for Canvys declined by 11.0% and sales for EDG declined 0.1%. During the first six months of fiscal 2014 consolidated net sales decreased 3.5% compared to the first six months of fiscal 2013. Sales for Canvys declined by 11.7% and sales for EDG declined 0.3%.
Gross profit by segment and percent of segment net sales for the second quarter and first six months of fiscal 2014 and 2013 were as follows (in thousands):

Gross Profit	QTD
	November 30, 2013	% of Net Sales	December 1, 2012	% of Net Sales
EDG	$8,507	32.5%	$7,930	30.3%
Canvys	2,500	27.0%	2,812	27.0%
Total	$11,007	31.1%	$10,742	29.3%

	YTD
	November 30, 2013	% of Net Sales	December 1, 2012	% of Net Sales
EDG	$16,366	31.7%	$15,930	30.7%
Canvys	4,833	26.8%	5,458	26.7%
Total	$21,199	30.4%	$21,388	29.6%
Gross profit reflects the distribution and manufacturing product margin less manufacturing variances, inventory obsolescence charges, customer returns, scrap and cycle count adjustments, engineering costs, unabsorbed manufacturing labor and overhead, and other provisions.

Consolidated gross profit was $11.0 million during the second quarter of fiscal 2014, compared to $10.7 million during the second quarter of fiscal 2013. Consolidated gross margin as a percentage of net sales increased to 31.1% during the second quarter of fiscal 2014, from 29.3% during the second quarter of fiscal 2013. In addition, gross margin included $0.1 million related to unabsorbed manufacturing labor and overhead from continuing operations during the second quarter of fiscal 2014, compared to $0.3 million during the second quarter of fiscal 2013.
Consolidated gross profit was $21.2 million during the first six months of fiscal 2014, compared to $21.4 million during the first six months of fiscal 2013. Consolidated gross margin as a percentage of net sales increased to 30.4% during the first six months of fiscal 2014, from 29.6% during the first six months of fiscal 2013. In addition, gross margin included $0.3 million related to unabsorbed manufacturing labor and overhead from continuing operations during the first six months of fiscal 2014, compared to $0.5 million during the first six months of fiscal 2013.
Electron Device Group
Net sales for EDG remained flat at $26.2 million during the second quarter of fiscal 2014, compared to the second quarter of fiscal 2013.  Net sales of tubes grew in the industrial heating and laser markets but were offset by declines primarily in the broadcast and aviation markets. Gross margin as a percentage of net sales increased to 32.5% during the second quarter of fiscal 2014, as compared to 30.3% during the second quarter of fiscal 2013 primarily due to efficiency gains in manufacturing as well as shifts in product and geographic mix.
Net sales for EDG were $51.6 million during the first six months of fiscal 2014, compared to $51.8 million during the first six months of fiscal 2013.  Net sales of tubes improved in the industrial heating, laser and marine markets, but declined primarily in the broadcast and aviation markets. Gross margin as a percentage of net sales increased to 31.7% during the first six months of fiscal 2014, as compared to 30.7% during the first six months of fiscal 2013 primarily due to shifts in product and geographic mix.
Canvys
Canvys net sales decreased 11.0% to $9.3 million during the second quarter of fiscal 2014, from $10.4 million during the second quarter of fiscal 2013.  Sales were down in our North America Healthcare market driven by the uncertainty surrounding health care reform and a difficult capital market for hospitals while sales in our North America OEM market were down due to rescheduled deliveries to key accounts partially offset by new programs and customers. Gross margin as a percentage of net sales stabilized at 27.0% during the second quarters of fiscal 2014 and 2013.
Canvys net sales decreased 11.7% to $18.1 million during the first six months of fiscal 2014, from $20.4 million during the first six months of fiscal 2013.  Sales were down in our North America Healthcare market driven by the uncertainty surrounding health care reform and a difficult capital market for hospitals. In addition, sales in our North America OEM market were down due to rescheduled deliveries to key accounts partially offset by sales to new customers. Gross margin as a percentage of net sales increased slightly to 26.8% during the first six months of fiscal 2014 as compared to 26.7% during the first six months of fiscal 2013 due to the higher margin business in Europe as well as currency fluctuations and a reduction in freight expense.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses (“SG&A”) slightly increased to $10.5 million during the second quarter of fiscal 2014 compared to $10.2 million during the second quarter of fiscal 2013. The increase includes a $0.6 million increase of total company support function costs offset by a $0.1 million reduction of SG&A for EDG and a $0.2 million reduction of SG&A for Canvys. SG&A as a percentage of sales from continuing operations increased to 29.6% during the second quarter of fiscal 2014 from 27.9% during the second quarter of fiscal 2013.

Selling, general, and administrative expenses (“SG&A”) remained relatively flat at $20.5 million during the first six months of fiscal 2014 compared to $20.4 million during the first six months of fiscal 2013. The increase includes a $0.6 million increase of total company support function costs offset by a $0.1 million reduction of SG&A for EDG and a $0.4 million reduction of SG&A for Canvys. SG&A as a percentage of sales from continuing operations increased to 29.5% during the first six months of fiscal 2014 from 28.2% during the first six months of fiscal 2013.
Other Income/Expense
Other income/expense was income of $0.3 million during the second quarter of fiscal 2014, compared to income of $0.1 million during the second quarter of fiscal 2013. The $0.3 million in the second quarter of fiscal 2014 was primarily due to investment income. The $0.1 million in fiscal 2013 was comprised of investment income of $0.4 million offset by a foreign exchange loss of $0.3 million. Our foreign exchange gains and losses are primarily due to the translation of U.S. dollars held in non-U.S. entities. We currently do not utilize derivative instruments to manage our exposure to foreign currency.
Other income/expense was income of $2.6 million during the first six months of fiscal 2014, compared to income of $0.5 million during the first six months of fiscal 2013. Other income/expense during the first six months of fiscal 2014 included an anti-trust class action lawsuit settlement of $2.1 million and investment income of $0.5 million, partially offset by foreign exchange loss of less than $0.1 million. Our foreign exchange gains and losses are primarily due to the translation of U.S. dollars held in non-U.S. entities. We currently do not utilize derivative instruments to manage our exposure to foreign currency.
Income Tax Provision
The effective income tax rate from continuing operations during the first six months of fiscal 2014 was 18.8%, as compared to 15.3% during the first six months of fiscal 2013. The increase in rate during the first six months of fiscal 2014, as compared to fiscal 2013, was due to an increase in the amount of foreign earnings not considered to be permanently reinvested and an increase in forecasted earnings available in foreign jurisdictions for distribution with respect to ASC 740-30, Income Taxes – Other Considerations or Special Areas ("ASC 740-30"). The 18.8% effective income tax rate is lower than the federal statutory rate of 34.0% as a result of our geographical distribution of income and apportionment of income to various states. Additionally, during the second quarter of fiscal 2014, we developed a strategy for the recently acquired German business to pursue increased market opportunities in Germany; therefore, we have changed our position with respect to earnings in Germany which are now considered to be permanently reinvested under ASC 740-30. This change in the Company's assertion further reduced the effective tax rate for the first six months of fiscal 2014 by 7.6%.
In the normal course of business, we are subject to examination by taxing authorities throughout the world. Generally, years prior to fiscal 2006 are closed for examination under the statute of limitation for U.S. federal, state or local, or non-U.S. tax jurisdictions. During fiscal 2013, we completed federal audits in the U.S. for fiscal 2009, 2010, and 2011. Our primary foreign tax jurisdictions are the Netherlands and Germany. We have tax years open in the Netherlands and Germany beginning in fiscal 2008.
As of November 30, 2013, approximately $42.8 million of cumulative positive earnings of some of our foreign subsidiaries are still considered permanently reinvested pursuant to ASC 740-30. Due to various tax attributes that are continuously changing, it is not practical to determine what, if any, tax liability might exist if such earnings were to be repatriated.
As of November 30, 2013, we did not have any worldwide liability for uncertain tax positions related to continuing operations as compared to $0.4 million as of December 1, 2012. Therefore, we have not recorded penalties and interest relating to uncertain tax positions in the income tax expense line item within the unaudited consolidated statements of income and comprehensive income.
It is not expected that there will be a change in the unrecognized tax benefits within the next 12 months.

Discontinued Operations
Financial Summary – Discontinued Operations
Summary financial results for the three months ended November 30, 2013, and December 1, 2012, are presented in the following table (in thousands):

	Three Months Ended		Six Months Ended
	November 30, 2013	December 1, 2012	November 30, 2013	December 1, 2012
Net sales	$178	$278	$264	$499
Gross profit (loss) (1)	(55)	(128)	(103)	(221)
Selling, general, and administrative expenses	117	201	149	266
Other expense	—	1	1	1
Income tax benefit	(65)	(127)	(135)	(198)
Loss from discontinued operations, net of tax	$(107)	$(203)	$(118)	$(290)
Notes:
(1) Gross profit (loss) for fiscal year 2014 and 2013 includes unabsorbed manufacturing labor and overhead expenses related to the Manufacturing Agreement with RFPD.
Assets and liabilities classified as discontinued operations on our consolidated balance sheets as of November 30, 2013, and June 1, 2013, include the following (in thousands):

	November 30, 2013	June 1, 2013
Inventories	$356	$303
Discontinued operations - Assets	$356	$303

Accrued liabilities - current	$—	$245
Discontinued operations - Liabilities	$—	$245
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
Net Income and Per share Data
Net income during the second quarter of fiscal 2014 was $0.5 million, or $0.03 per diluted common share and $0.03 per Class B diluted common share, as compared to net income of $0.4 million during the second quarter of fiscal 2013, or $0.03 per diluted common share and $0.02 per Class B diluted common share.
Net income during the first six months of fiscal 2014 was $2.5 million, or $0.17 per diluted common share and $0.16 per Class B diluted common share, as compared to net income of $1.0 million during the first six months of fiscal 2013, or $0.06 per diluted common share and $0.06 per Class B diluted common share.

LIQUIDITY, FINANCIAL POSITION, AND CAPITAL RESOURCES
Our cash needs have been primarily financed through current and prior year earnings. Cash and cash equivalents for the first quarter ended November 30, 2013, were $92.6 million. In addition, CDs and time deposits classified as short-term investments were $39.5 million and long-term investments were $2.0 million, including equity securities of $0.5 million. Cash and investments at November 30, 2013, consisted of $72.4 million in North America, $20.1 million in Europe, $0.7 million in Latin America, and $40.9 million in Asia/Pacific. At June 1, 2013, cash and cash equivalents were $102.0 million. In addition, CDs and time deposits classified as short-term investments were $39.0 million and long-term investments were $5.4 million, including equity securities of $0.4 million. Cash and investments at June 1, 2013, consisted of $82.1 million in North America, $22.1 million in Europe, $1.2 million in Latin America, and $41.0 million in Asia/Pacific.
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
Operating activities, which include our discontinued operations, used $0.9 million of cash during the first six months of fiscal 2014. We had net income of $2.5 million during the first six months of fiscal 2014, which included non-cash stock-based compensation expense of $0.4 million associated with the issuance of stock option awards and depreciation and amortization expense of $0.5 million associated with our property and equipment as well as amortization of our intangible assets. Changes in our operating assets and liabilities, net of effects of acquired businesses, used $4.2 million of cash during the first six months of fiscal 2014, due primarily to the increase in our inventory of $0.1 million, a decrease in our accounts payable of $2.2 million, and an increase in our accounts receivable of $1.7 million, partially offset by a decrease in our long-term tax liabilities of $0.5 million. The increase in our inventory was due to an increase in purchases related to specific projects within our Canvys business. The decrease in our accounts payable relates primarily to the timing of payments to some of our major suppliers. The increase in our accounts receivables of $1.7 million was due primarily to a slight increase in our day sales outstanding caused primarily by a shift in customer mix by geography.
Operating activities, which include our discontinued operations, provided $2.9 million of cash during the first six months of fiscal 2013.  We had net income of $1.0 million in the first six months of fiscal 2013, which included non-cash stock-based compensation expense of $0.3 million associated with the issuance of stock option awards and depreciation and amortization expense of $0.6 million associated with our investments in property and equipment as well as amortization of our intangible assets.  Changes in our operating assets and liabilities, net of effects of acquired businesses, provided $1.0 million of cash during the first six months of fiscal 2013, due primarily to the decrease in our inventory of $1.7 million, increase in our accounts payable of $1.2 million, partially offset by an increase in our accounts receivable of $1.4 million, and an increase to our prepaid expense of $0.4 million. The decrease in our inventory was the result of reduced inventory purchases during the first six months due to the decline in net sales. The increase in accounts payable of $1.2 million was due primarily to an increase in accrued vouchers of $0.6 million and $0.6 million related to re-classes of customer credit balances in accounts receivable to accounts payable. The increase in our accounts receivable of $1.4 million was due primarily to the timing of customer payments and a $0.6 million reclass of customer credit balances to accounts payable. The increase in prepaid expenses of $0.4 million was due primarily to the renewal of our liability insurance coverage.

Cash Flows from Investing Activities
The cash flow from investing activities has consisted primarily of purchases and maturities of investments and capital expenditures.
Cash provided by investing activities of $1.1 million during the first six months of fiscal 2014 included proceeds from the maturities of investments of $54.5 million, offset by the purchase of investments of $51.6 million, $1.0 million for the acquisition of WVS, and $1.0 million in capital expenditures.
Cash provided by investing activities of $18.8 million during the first six months of fiscal 2013, included proceeds from maturities of investments of $97.5 million, offset by the purchase of investments of $75.6 million, $2.6 million for the acquisition of D and C, and $0.6 million in capital expenditures.
Our purchases and proceeds from investments consist of time deposits and CDs. Purchasing of future investments may vary from period to period due to interest and foreign currency exchange rates.
Cash Flows from Financing Activities
The cash flow from financing activities primarily consists of repurchases of common stock and cash dividends paid.
Cash used in financing activities of $10.2 million during the first six months of fiscal 2014 resulted from $8.7 million of cash used to repurchase common stock under our share repurchase authorization and $1.7 million of cash used to pay dividends, offset by $0.2 million of proceeds from the issuance of common stock.
Cash used in financing activities of $13.3 million during the first six months of fiscal 2013, resulted from $11.6 million of cash used to repurchase common stock and $1.8 million in dividends paid, offset by $0.1 million of proceeds from the issuance of common stock. The repurchase of common stock relates to our share repurchase authorizations.
All payments of dividends are at the discretion of the Board of Directors. Dividend payments will depend on earnings, capital requirements, operating conditions, and other factors that the Board may deem relevant.
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
ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures
Management of the Company, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of November 30, 2013.
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

(b)	Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the first six months of fiscal 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period Ended	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Amount of Shares Purchased Under the Plans or Programs	Amounts Remaining Under the Share Repurchase Authorization
June 1, 2013					$27,308,893
June 29, 2013	95,441	$11.81	95,441	$1,127,610	$26,181,283
July 27, 2013	56,429	$11.86	56,429	$669,439	$25,511,844
August 31, 2013	426,195	$11.50	426,195	$4,902,732	$20,609,112
September 28, 2013	91,499	$11.36	91,499	$1,039,257	$19,569,855
October 26, 2013	81,494	$11.45	81,494	$933,276	$18,636,579
November 30, 2013	4,518	$11.58	4,518	$52,316	$18,584,263
TOTAL	755,576	$11.55	755,576	$8,724,630

ITEM 5. OTHER INFORMATION
Results of Operation and Financial Condition and Declaration of Dividend
On January 9, 2014, we issued a press release reporting results for our second quarter and first six months ended November 30, 2013, and the declaration of a cash dividend. A copy of the press release is furnished as Exhibit 99.1 to this Form 10-Q and incorporated by reference herein.
ITEM 6. EXHIBITS
See exhibit index which is incorporated by reference herein.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
RICHARDSON ELECTRONICS, LTD.

Date: January 9, 2014	By:
Kathleen S. Dvorak Chief Financial Officer (on behalf of the Registrant and as Principal Financial Officer)

Exhibit Index

(c) EXHIBITS

Exhibit Number	Description

3.1
Restated Certificate of Incorporation of the Company, incorporated by reference to Appendix B to the Proxy Statement / Prospectus dated November 13, 1986, incorporated by reference to the Company’s Registration Statement on Form S-4.

3.2	Amended and Restated By-Laws of the Company, incorporated by reference to Exhibit 3.2 on the Company’s Report on Form 10-Q for the quarterly period ended December 3, 2011.
31.1	Certification of Edward J. Richardson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed pursuant to Part I).
31.2	Certification of Kathleen S. Dvorak pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed pursuant to Part I).
32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed pursuant to Part I).
99.1	Press release dated January 8, 2014.
101
The following financial information from our Quarterly Report on Form 10-Q for the second quarter and first six months of fiscal 2014, filed with the SEC on January 9, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets as of November 30, 2013, and June 1, 2013, (ii) the Unaudited Consolidated Statements of Comprehensive Income for the three and six months ended November 30, 2013, and December 1, 2012, (iii) the Unaudited Consolidated Statements of Cash Flows for the three and six months ended November 30, 2013, and December 1, 2012, (iv) the Unaudited Consolidated Statement of Stockholder’s Equity as of November 30, 2013, and (v) Notes to Unaudited Consolidated Financial Statements.