Form 10-Q
period 2014-03-01
RICHARDSON ELECTRONICS LTD/DE
filed 2014-04-10
CIK 355948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 1, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of April 7, 2014, there were outstanding 11,834,689 shares of Common Stock, $0.05 par value and 2,190,644 shares of Class B Common Stock, $0.05 par value, which are convertible into Common Stock of the registrant on a share for share basis.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Richardson Electronics, Ltd.
Consolidated Balance Sheets
(in thousands, except per share amounts)

	Unaudited	Audited
	March 1, 2014	June 1, 2013
Assets
Current assets:
Cash and cash equivalents	$97,160	$102,002
Accounts receivable, less allowance of $1,106 and $1,092	20,026	18,268
Inventories	35,180	33,975
Prepaid expenses and other assets	1,319	1,155
Deferred income taxes	1,915	1,856
Income tax receivable	3,640	6,429
Investments—current	33,322	38,971
Discontinued operations—assets	148	303
Total current assets	192,710	202,959
Non-current assets:
Property, plant and equipment, net	6,541	5,073
Goodwill	1,668	1,519
Other intangibles	864	908
Non-current deferred income taxes	1,487	1,398
Investments—non-current	1,757	5,461
Total non-current assets	12,317	14,359
Total assets	$205,027	$217,318
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,248	$14,255
Accrued liabilities	7,428	9,566
Discontinued operations—liabilities	—	245
Total current liabilities	18,676	24,066
Non-current liabilities:
Long-term income tax liabilities	6,291	6,726
Other non-current liabilities	1,287	1,287
Discontinued operations—non-current liabilities	133	—
Total non-current liabilities	7,711	8,013
Total liabilities	26,387	32,079
Commitments and contingencies	—	—
Stockholders’ equity
Common stock, $0.05 par value; issued 11,835 shares at March 1, 2014, and 12,263 shares at June 1, 2013	592	613
Class B common stock, convertible, $0.05 par value; issued 2,191 shares at March 1, 2014 and 2,491 shares at June 1, 2013	110	125
Preferred stock, $1.00 par value, no shares issued	—	—
Additional paid-in capital	65,955	73,979
Common stock in treasury, at cost, 0 shares at March 1, 2014, and 9 shares at June 1, 2013	—	(105)
Retained earnings	101,263	101,816
Accumulated other comprehensive income	10,720	8,811
Total stockholders’ equity	178,640	185,239
Total liabilities and stockholders’ equity	$205,027	$217,318

Richardson Electronics, Ltd.
Unaudited Consolidated Statements of Comprehensive Income (Loss)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	March 1, 2014	March 2, 2013	March 1, 2014	March 2, 2013
Net Sales	$32,884	$33,630	$102,577	$105,883
Cost of Sales	23,233	23,720	71,727	74,585
Gross profit	9,651	9,910	30,850	31,298
Selling, general, and administrative expenses	10,537	9,318	31,079	29,695
Gain on disposal of assets	—	—	—	(2)
Operating income (loss)	(886)	592	(229)	1,605
Other (income) expense:
Investment/interest income	(277)	(260)	(797)	(995)
Foreign exchange loss	31	460	123	720
Proceeds from legal settlement	(432)	—	(2,547)	—
Other, net	(21)	3	(36)	(62)
Total other (income) expense	(699)	203	(3,257)	(337)
Income (loss) from continuing operations before income taxes	(187)	389	3,028	1,942
Income tax provision (benefit)	(75)	(197)	530	41
Income (loss) from continuing operations	(112)	586	2,498	1,901
Loss from discontinued operations, net of tax	(420)	(182)	(538)	(472)
Net income (loss)	(532)	404	1,960	1,429
Foreign currency translation gain (loss), net of tax	258	(103)	1,879	1,844
Fair value adjustments on investments	6	9	29	14
Comprehensive income (loss)	$(268)	$310	$3,868	$3,287
Net income (loss) per Common share - Basic:
Income (loss) from continuing operations	$(0.01)	$0.04	$0.18	$0.13
Loss from discontinued operations	(0.03)	(0.01)	(0.04)	(0.03)
Total net income (loss) per Common share - Basic:	$(0.04)	$0.03	$0.14	$0.10
Net income (loss) per Class B common share - Basic:
Income (loss) from continuing operations	$(0.01)	$0.04	$0.16	$0.11
Loss from discontinued operations	(0.03)	(0.01)	(0.03)	(0.03)
Total net income (loss) per Class B common share - Basic:	$(0.04)	$0.03	$0.13	$0.08
Net income (loss) per Common share - Diluted:
Income (loss) from continuing operations	$(0.01)	$0.04	$0.17	$0.12
Loss from discontinued operations	(0.03)	(0.01)	(0.04)	(0.03)
Total net income (loss) per Common share - Diluted:	$(0.04)	$0.03	$0.13	$0.09
Net income (loss) per Class B common share - Diluted:
Income (loss) from continuing operations	$(0.01)	$0.04	$0.16	$0.11
Loss from discontinued operations	(0.03)	(0.01)	(0.03)	(0.03)
Total net income (loss) per Class B common share - Diluted:	$(0.04)	$0.03	$0.13	$0.08
Weighted average number of shares:
Common shares - Basic	11,832	12,292	11,942	12,500
Class B common shares - Basic	2,191	2,740	2,270	2,822
Common shares - Diluted	14,140	15,165	14,335	15,455
Class B common shares - Diluted	2,191	2,740	2,270	2,822
Dividends per common share	$0.060	$0.060	$0.180	$0.180
Dividends per Class B common share	$0.054	$0.054	$0.162	$0.162

Richardson Electronics, Ltd.
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended		Nine Months Ended
	March 1, 2014	March 2, 2013	March 1, 2014	March 2, 2013
Operating activities:
Net income (loss)	$(532)	$404	$1,960	$1,429
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	275	218	796	783
Gain on sale of investments	(4)	(5)	(23)	(26)
Loss on disposal of assets	—	18	—	16
Share-based compensation expense	201	81	585	413
Deferred income taxes	62	(8)	(105)	(16)
Change in assets and liabilities, net of effect of acquired businesses:
Accounts receivable	228	1,881	(1,498)	477
Income tax receivable	(319)	(419)	2,789	(228)
Inventories	273	452	133	2,167
Prepaid expenses and other assets	140	102	(134)	(324)
Accounts payable	(940)	(979)	(3,170)	255
Accrued liabilities	(73)	(95)	(2,528)	(295)
Long-term income tax liabilities	175	191	(302)	(126)
Other	13	158	60	348
Net cash provided by (used in) operating activities	(501)	1,999	(1,437)	4,873
Investing activities:
Cash consideration paid for acquired businesses	—	—	(973)	(2,557)
Capital expenditures	(840)	(512)	(1,821)	(1,069)
Proceeds from sale of assets	—	—	—	4
Proceeds from maturity of investments	203,757	30,032	258,289	127,542
Purchases of investments	(197,321)	(6,959)	(248,873)	(82,521)
Proceeds from sales of available-for-sale securities	76	24	152	161
Purchases of available-for-sale securities	(76)	(24)	(152)	(161)
Other	6	—	97	—
Net cash provided by investing activities	5,602	22,561	6,719	41,399
Financing activities:
Repurchase of common stock	—	—	(8,725)	(11,550)
Proceeds from issuance of common stock	13	65	184	148
Cash dividends paid	(829)	(886)	(2,514)	(2,685)
Other	(26)	—	(25)	—
Net cash used in financing activities	(842)	(821)	(11,080)	(14,087)
Effect of exchange rate changes on cash and cash equivalents	255	(234)	956	945
Increase/ (decrease) in cash and cash equivalents	4,514	23,505	(4,842)	33,130
Cash and cash equivalents at beginning of period	92,646	53,518	102,002	43,893
Cash and cash equivalents at end of period	$97,160	$77,023	$97,160	$77,023

Richardson Electronics, Ltd.
Unaudited Consolidated Statement of Stockholders’ Equity
(in thousands)

	Common	Class B Common	Par Value	Additional Paid-in Capital	Common Stock in Treasury	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance June 1, 2013:	12,263	2,491	$738	$73,979	$(105)	$101,816	$8,811	$185,239
Comprehensive income
Net income	—	—	—	—	—	1,960	—	1,960
Foreign currency translation	—	—	—	—	—	—	1,879	1,879
Fair value adjustments on investments	—	—	—	—	—	—	29	29
Share-based compensation:
Non-vested restricted stock	—	—	—	28	—	—	—	28
Stock options	—	—	—	557	—	—	—	557
Common stock:
Employee stock option grant	—	—	—	—	—	—	—	—
Options Exercised	32	—	2	182	—	—	—	184
Canceled Shares	—	(300)	—	—	—	—	—	—
Converted Class B to Common	300	—	—	—	—	—	—	—
Repurchase of common stock	—	—	—	—	(8,725)	—	—	(8,725)
Treasury stock	(764)	—	(38)	(8,791)	8,829	—	—	—
Other	4	—	—	—	1	—	1	2
Dividends paid to:
Common ($0.06 per share)	—	—	—	—	—	(2,143)	—	(2,143)
Class B ($0.054 per share)	—	—	—	—	—	(370)	—	(370)
Balance March 1, 2014:	11,835	2,191	$702	$65,955	$—	$101,263	$10,720	$178,640

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
Our fiscal quarter ends on the Saturday nearest the end of the quarter-ending month. The first nine months of fiscal 2014 and 2013 contained 39 weeks, respectively.

In the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results of interim periods have been made. All inter-company transactions and balances have been eliminated. The unaudited consolidated financial statements presented herein include the accounts of our wholly owned subsidiaries. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The results of our operations for the three and nine months ended March 1, 2014, are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2014.
The financial information contained in this report should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended June 1, 2013, that we filed on July 26, 2013.
3. UPDATES TO CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Inventories: Our worldwide inventories are stated at the lower of cost or market, generally using a weighted-average cost method. Our inventories from continuing operations include approximately $32.2 million of finished goods and $3.0 million of raw materials and work-in-progress as of March 1, 2014, as compared to approximately $31.6 million of finished goods and $2.4 million of raw materials and work-in-progress as of June 1, 2013.
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

Goodwill and Other Intangible Assets: Goodwill is initially recorded based on the premium paid for acquisitions and is subsequently tested for impairment. We test goodwill for impairment annually and whenever events or circumstances indicates an impairment may have occurred, such as a significant adverse change in the business climate, loss of key personnel or a decision to sell or dispose of a reporting unit. As of March 1, 2014, our goodwill balance was $1.7 million and represents the premium we paid for Powerlink Specialist Electronics Support Limited ("Powerlink") of $1.4 million during our second quarter of fiscal 2012, adjusted for foreign currency translation; the premium we paid for D and C Import-Export, Inc. ("D and C") of $0.2 million during our second quarter of fiscal 2013; and the premium we paid for WVS of less than $0.1 million during our first quarter of fiscal 2014.
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
4. DISCONTINUED OPERATIONS
Financial Summary – Discontinued Operations
Summary financial results for the three and nine months ended March 1, 2014, and March 2, 2013, are presented in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	March 1, 2014	March 2, 2013	March 1, 2014	March 2, 2013
Net sales	$111	$(33)	$375	$466
Gross loss (1)	(254)	(297)	(357)	(518)
Selling, general, and administrative expenses	37	231	186	497
Income tax provision (benefit)	129	(346)	(5)	(543)
Loss from discontinued operations, net of tax	$(420)	$(182)	$(538)	$(472)
Notes:
(1) Gross loss for fiscal year 2014 and 2013 includes unabsorbed manufacturing labor and overhead expenses and adjustments to inventory reserves related to the Manufacturing Agreement with RFPD which ended March 1, 2014.
Net sales and gross loss for the three and nine months ended March 1, 2014, reflect our financial results relating to the Manufacturing Agreement with Arrow that we entered into in connection with the Transaction. Pursuant to the three-year agreement, we agreed to continue to manufacture certain RFPD products. There was also an income tax provision for the third quarter of fiscal 2014, reflecting the tax reserve for an ongoing income tax audit in Italy. Net sales for the third quarter ended March 2, 2013, reflect a return of inventory from RFPD of approximately $0.1 million.

Assets and liabilities classified as discontinued operations on our consolidated balance sheets as of March 1, 2014, and June 1, 2013, include the following (in thousands):

	March 1, 2014	June 1, 2013
Inventories	$85	$303
Receivables - current (1)	63	—
Discontinued operations - Assets	$148	$303

Accrued liabilities - current	$—	$245
Accrued liabilities - non-current (2)	133	—
Discontinued operations - Liabilities	$133	$245
Notes:
(1) Included in receivables as of March 1, 2014, is a receivable from Arrow for cash collections.
(2) Accrued liabilities - non-current as of March 1, 2014 relates to a reserve for an income tax liability due to an ongoing audit in Italy.
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
6. GOODWILL AND OTHER INTANGIBLE ASSETS
Changes in the carrying value of goodwill are as follows (in thousands):

TOTAL
Balance at June 1, 2013	$1,519
Premium Paid for WVS Acquisition	25
Foreign currency translation	124
Balance at March 1, 2014	$1,668

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
Intangible assets subject to amortization as well as amortization expense are as follows (in thousands):

	Intangible Assets Subject to
	Amortization as of
	March 1, 2014	June 1, 2013
Gross Amounts:
Trade Name	$29	$29
Customer Relationship	977	947
Non-compete Agreements	47	47
Total Gross Amounts	$1,053	$1,023
Accumulated Amortization:
Trade Name	$16	$8
Customer Relationship	161	101
Non-compete Agreements	12	6
Total Accumulated Amortization	$189	$115
The amortization expense associated with the intangible assets subject to amortization for the next five years is presented in the following table (in thousands):

Amortization
Expense
Fiscal Year
Remaining 2014	$22
2015	83
2016	68
2017	58
2018	57
Thereafter	576
The weighted average number of years of amortization expense remaining is 17.6.
7. INVESTMENTS
As of March 1, 2014, we had approximately $34.6 million invested in time deposits and certificates of deposit (“CD”). Of this, $33.3 million mature in less than twelve months and $1.3 million mature in greater than twelve months. The fair value of these investments is equal to the face value of each time deposit and CD.
As of June 1, 2013, we had approximately $44.0 million invested in time deposits and CD’s. Of this, $39.0 million mature in less than twelve months and $5.0 million mature in greater than twelve months. The fair value of these investments is equal to the face value of each time deposit and CD.

We also have investments in equity securities, all of which are classified as available-for-sale and are carried at their fair value based on quoted market prices. Our investments in equity securities, which are included in non-current assets, had a carrying amount of $0.5 million as of March 1, 2014, and $0.4 million as of June 1, 2013. Proceeds from the sale of securities were $0.2 million during the third quarter of fiscal 2014 and fiscal 2013. We reinvested proceeds from the sale of securities, and the cost of the equity securities sold was based on a specific identification method. Gross realized gains and losses on those sales were less than $0.1 million during the third quarter and year to date of fiscal 2014 and fiscal 2013. Net unrealized holding losses of less than $0.1 million during the third quarter and year to date of fiscal 2014 and fiscal 2013 have been included in accumulated other comprehensive income.
8. WARRANTIES
We offer warranties for the limited number of specific products we manufacture. We also provide extended warranties for some products we sell that lengthen the period of coverage specified in the manufacturer’s original warranty. Our warranty terms generally range from one to three years.
Warranty reserves are established for costs that are expected to be incurred after the sale and delivery of products under warranty. Warranty reserves are included in accrued liabilities on our consolidated balance sheets. The warranty reserves are determined based on known product failures, historical experience, and other available evidence. Warranty reserves were approximately $0.2 million as of March 1, 2014, and June 1, 2013.
9. LEASE OBLIGATIONS, OTHER COMMITMENTS, AND CONTINGENCIES
We lease certain warehouse and office facilities and office equipment under non-cancelable operating leases. Rent expense from continuing operations during the first nine months of fiscal 2014 was $1.2 million compared to $1.1 million during the first nine months of fiscal 2013. Under the terms of the Transaction, Arrow assumed many of our facility leases and we are sub-leasing space from Arrow. Our future lease commitments for minimum rentals, including common area maintenance charges and property taxes during the next five years have been adjusted to reflect the Transaction as follows (in thousands):

Fiscal Year	Payments
Remaining 2014	$341
2015	1,211
2016	771
2017	133
2018	86
Thereafter	110
10. INCOME TAXES
The effective income tax rate from continuing operations during the first nine months of fiscal 2014 was 17.5%, as compared to 2.1% during the first nine months of fiscal 2013. The increase in rate during the first nine months of fiscal 2014, as compared to fiscal 2013, was due to an increase in the amount of foreign earnings not considered to be permanently reinvested as compared to US earnings and an increase in forecasted earnings available in foreign jurisdictions for distribution with respect to ASC 740-30, Income Taxes – Other Considerations or Special Areas ("ASC 740-30"). The 17.5% effective income tax rate is lower than the federal statutory rate of 34.0% as a result of our geographic distribution of income and apportionment of income to various states. Additionally, during the second quarter of fiscal 2014, we developed a strategy for the recently acquired German business to pursue increased market opportunities in Germany; therefore, we have changed our position with respect to earnings in Germany which are now considered to be permanently reinvested under ASC 740-30. This change in the Company's assertion further reduced the effective tax rate for the first nine months of fiscal 2014.

In the normal course of business, we are subject to examination by taxing authorities throughout the world. Generally, years prior to fiscal 2006 are closed for examination under the statute of limitations for U.S. federal, state or local, or non-U.S. tax jurisdictions. During fiscal 2013, we completed federal audits in the U.S. for fiscal 2009, 2010, and 2011 as well as foreign audits in Germany for fiscal 2006, 2007, and 2008. Our primary foreign tax jurisdictions are the Netherlands and Germany. We have tax years open in the Netherlands and Germany beginning in fiscal 2008 and in Italy beginning in fiscal 2011.
As of March 1, 2014, approximately $46.3 million of cumulative positive earnings of some of our foreign subsidiaries are still considered permanently reinvested pursuant to ASC 740-30. Due to various tax attributes that are continuously changing, it is not practical to determine what, if any, tax liability might exist if such earnings were to be repatriated.
As of March 1, 2014, our worldwide liability for uncertain tax positions related to continuing operations, excluding interest and penalties, was $0.2 million as compared to $0.4 million as of March 2, 2013. We recorded penalties and interest relating to uncertain tax positions in the income tax expense line item within the unaudited consolidated statements of income and comprehensive income.
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

The earnings per share (“EPS”) presented in our unaudited consolidated statements of comprehensive income are based on the following amounts (in thousands, except per share amounts):

	Three Months Ended
	March 1, 2014		March 2, 2013
	Basic	Diluted	Basic	Diluted

Numerator for Basic and Diluted EPS:
Income (loss) from continuing operations	$(112)	$(112)	$586	$586
Less dividends:
Common stock	710	710	738	738
Class B common stock	118	118	148	148
Undistributed losses	$(940)	$(940)	$(300)	$(300)
Common stock undistributed losses	$(806)	$(806)	$(250)	$(250)
Class B common stock undistributed losses	(134)	(134)	(50)	(50)
Total undistributed losses	$(940)	$(940)	$(300)	$(300)
Loss from discontinued operations	$(420)	$(420)	$(182)	$(182)
Less dividends:
Common stock	710	710	738	738
Class B common stock	118	118	148	148
Undistributed losses	$(1,248)	$(1,248)	$(1,068)	$(1,068)
Common stock undistributed losses	$(1,070)	$(1,070)	$(890)	$(891)
Class B common stock undistributed losses	(178)	(178)	(178)	(177)
Total undistributed losses	$(1,248)	$(1,248)	$(1,068)	$(1,068)
Net income (loss)	$(532)	$(532)	$404	$404
Less dividends:
Common stock	710	710	738	738
Class B common stock	118	118	148	148
Undistributed losses	$(1,360)	$(1,360)	$(482)	$(482)
Common stock undistributed losses	$(1,166)	$(1,166)	$(401)	$(402)
Class B common stock undistributed losses	(194)	(194)	(81)	(80)
Total undistributed losses	$(1,360)	$(1,360)	$(482)	$(482)
Denominator for basic and diluted EPS:
Common stock weighted average shares	11,832	11,832	12,292	12,292
Class B common stock weighted average shares, and shares under if-converted method for diluted EPS	2,191	2,191	2,740	2,740
Effect of dilutive stock options		117		133
Denominator for diluted EPS adjusted for weighted average shares and assumed conversions		14,140		15,165
Income (loss) from continuing operations per share:
Common stock	$(0.01)	$(0.01)	$0.04	$0.04
Class B common stock	$(0.01)	$(0.01)	$0.04	$0.04
Loss from discontinued operations per share:
Common stock	$(0.03)	$(0.03)	$(0.01)	$(0.01)
Class B common stock	$(0.03)	$(0.03)	$(0.01)	$(0.01)
Net income (loss) per share:
Common stock	$(0.04)	$(0.04)	$0.03	$0.03
Class B common stock	$(0.04)	$(0.04)	$0.03	$0.03
Note: Common stock options that were anti-dilutive and not included in diluted earnings per common share for the third quarter of fiscal 2014 and fiscal 2013 were 512,064 and 282,564, respectively.

	Nine Months Ended
	March 1, 2014		March 2, 2013
	Basic	Diluted	Basic	Diluted

Numerator for Basic and Diluted EPS:
Income from continuing operations	$2,498	$2,498	$1,901	$1,901
Less dividends:
Common stock	2,143	2,143	2,233	2,233
Class B common stock	370	370	452	452
Undistributed losses	$(15)	$(15)	$(784)	$(784)
Common stock undistributed losses	$(13)	$(13)	$(652)	$(653)
Class B common stock undistributed losses	(2)	(2)	(132)	(131)
Total undistributed losses	$(15)	$(15)	$(784)	$(784)
Loss from discontinued operations	$(532)	$(532)	$(472)	$(472)
Less dividends:
Common stock	2,143	2,143	2,233	2,233
Class B common stock	370	370	452	452
Undistributed losses	$(3,045)	$(3,045)	$(3,157)	$(3,157)
Common stock undistributed losses	$(2,600)	$(2,604)	$(2,624)	$(2,629)
Class B common stock undistributed losses	(445)	(441)	(533)	(528)
Total undistributed losses	$(3,045)	$(3,045)	$(3,157)	$(3,157)
Net income	$1,966	$1,966	$1,429	$1,429
Less dividends:
Common stock	2,143	2,143	2,233	2,233
Class B common stock	370	370	452	452
Undistributed losses	$(547)	$(547)	$(1,256)	$(1,256)
Common stock undistributed losses	$(467)	$(468)	$(1,044)	$(1,046)
Class B common stock undistributed losses	(80)	(79)	(212)	(210)
Total undistributed losses	$(547)	$(547)	$(1,256)	$(1,256)
Denominator for basic and diluted EPS:
Common stock weighted average shares	11,942	11,942	12,500	12,500
Class B common stock weighted average shares, and shares under if-converted method for diluted EPS	2,270	2,270	2,822	2,822
Effect of dilutive securities Dilutive stock options		123		133
Denominator for diluted EPS adjusted for weighted average shares and assumed conversions		14,335		15,455
Income from continuing operations per share:
Common stock	$0.18	$0.17	$0.13	$0.12
Class B common stock	$0.16	$0.16	$0.11	$0.11
Loss from discontinued operations per share:
Common stock	$(0.04)	$(0.04)	$(0.03)	$(0.03)
Class B common stock	$(0.03)	$(0.03)	$(0.03)	$(0.03)
Net income per share:
Common stock	$0.14	$0.13	$0.10	$0.09
Class B common stock	$0.13	$0.13	$0.08	$0.08
Note: Common stock options that were anti-dilutive and not included in diluted earnings per common share for the first nine months of fiscal 2014 and fiscal 2013 were 512,064 and 282,564, respectively.

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
Canvys provides global customized display solutions serving the corporate enterprise, financial, healthcare, industrial, and OEM markets.
The CEO evaluates performance and allocates resources primarily based on the gross profit of each segment.
Operating results by segment are summarized in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	March 1, 2014	March 2, 2013	March 1, 2014	March 2, 2013
EDG
Net Sales	$24,193	$24,333	$75,835	$76,146
Gross Profit	7,139	7,407	23,505	23,337
Canvys
Net Sales	$8,691	$9,297	$26,742	$29,737
Gross Profit	2,512	2,503	7,345	7,961
Geographic net sales information is primarily grouped by customer destination into five areas: North America, Asia/Pacific, Europe, Latin America, and Other.

Net sales and gross profit by geographic region are summarized in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	March 1, 2014	March 2, 2013	March 1, 2014	March 2, 2013
Net Sales
North America	$14,742	$15,531	$42,970	$47,733
Asia/Pacific	4,996	4,878	17,548	16,651
Europe	10,986	11,010	34,651	34,190
Latin America	1,890	2,210	6,661	6,976
Other	270	1	747	333
Total	$32,884	$33,630	$102,577	$105,883
Gross Profit (loss)
North America	$4,988	$4,398	$14,653	$14,071
Asia/Pacific	1,547	1,642	5,631	5,338
Europe	3,485	3,143	11,190	9,651
Latin America	646	731	2,479	2,225
Other	(1,015)	(4)	(3,103)	13
Total	$9,651	$9,910	$30,850	$31,298
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
During the first and third quarters of fiscal 2014, we received settlements in the amount of $2.1 million and $0.4 million, respectively, related to a class action lawsuit settlement. The settlement was recorded as proceeds from legal settlement within the Other Income/Expense section of our Consolidated Statements of Comprehensive Income (Loss).
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
As of March 1, 2014, we held investments that are required to be measured at fair value on a recurring basis. Our investments consist of time deposits and CDs, which face value is equal to fair value, and equity securities of publicly traded companies for which market prices are readily available.

Investments measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of March 1, 2014, and June 1, 2013, were as follows (in thousands):

Level 1
March 1, 2014
Time deposits/CDs	$34,572
Equity securities	507
Total	$35,079
June 1, 2013
Time deposits/CDs	$43,989
Equity securities	443
Total	$44,432

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

•
Results of Operations – an analysis and comparison of our consolidated results of operations for the three and nine months ended March 1, 2014, and March 2, 2013, as reflected in our consolidated statements of comprehensive income (loss).

•
Liquidity, Financial Position, and Capital Resources – a discussion of our primary sources and uses of cash for the three and nine months ended March 1, 2014, and March 2, 2013, and a discussion of changes in our financial position.

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
We currently have operations in the following major geographic regions:
• North America;
• Asia/Pacific;
• Europe; and
• Latin America.
RESULTS OF OPERATIONS
FINANCIAL SUMMARY – THREE MONTHS ENDED MARCH 1, 2014

•	Net sales for the third quarter of fiscal 2014 were $32.9 million, down 2.2%, compared to net sales of $33.6 million during the third quarter of fiscal 2013.

•	Gross margin decreased to 29.3% during the third quarter of fiscal 2014 compared to 29.5% during the third quarter of fiscal 2013.

•
Selling, general, and administrative expenses increased to $10.5 million, or 32.0% of net sales, for the third quarter of fiscal 2014 compared to $9.3 million for the third quarter of fiscal 2013, or 27.7% of net sales. Operating expenses during the third quarter of fiscal 2014 included approximately $0.4 million of expenses associated with evaluating potential acquisitions, $0.1 million for new product development costs, and $0.2 million of increased information technology expenses for a new system implementation.

•	Operating loss during the third quarter of fiscal 2014 was $0.9 million compared to operating income of $0.6 million for the third quarter of fiscal 2013, or 1.8% of net sales.

•
Other income for the third quarter of fiscal 2014 was $0.7 million compared to other expense of $0.2 million for the third quarter of fiscal 2013. Other income for the third quarter of fiscal 2014 included $0.4 million for proceeds from a class action lawsuit settlement.

•
Loss from continuing operations during the third quarter of fiscal 2014 was $0.1 million compared to income from continuing operations for the third quarter of fiscal 2013 was $0.6 million, or $0.04 per diluted common share.

•	Loss from discontinued operations, net of tax, was $0.4 million during the third quarter of fiscal 2014 compared to $0.2 million during the third quarter of fiscal 2013.

•	Net loss during the third quarter of fiscal 2014 was $0.5 million compared to net income of $0.4 million, or $0.03 per diluted common share, during the third quarter of fiscal 2013.

FINANCIAL SUMMARY – NINE MONTHS ENDED MARCH 1, 2014

•	Net sales for the first nine months of fiscal 2014 were $102.6 million, down 3.1%, compared to net sales of $105.9 million during the first nine months of fiscal 2013.

•	Gross margin increased to 30.1% during the first nine months of fiscal 2014, compared to 29.6% during the first nine months of fiscal 2013.

•
Selling, general, and administrative expenses increased to $31.1 million, or 30.3% of net sales, for the first nine months of fiscal 2014, compared to $29.7 million, or 28.0% of net sales, for the first nine months of fiscal 2013. Operating expenses during the nine months of fiscal 2014 included $0.8 million of expenses associated with evaluating potential acquisitions, $0.2 million for new product development costs, and $0.5 million of increased information technology expenses for a new system implementation.

•	Operating loss during the first nine months of fiscal 2014 was $0.2 million compared to an operating income of $1.6 million, or 1.5% of net sales, during the first nine months of fiscal 2013.

•
Other income for the first nine months of fiscal 2014 was $3.3 million compared to other income of $0.3 million for the first nine months of fiscal 2013. Other income for the first nine months of fiscal 2014 included $2.5 million for proceeds from a class action lawsuit settlement.

•
Income from continuing operations during the first nine months of fiscal 2014 was $2.5 million, or $0.17 per diluted common share, versus $1.9 million, or $0.12 per diluted common share, during the first nine months of fiscal 2013.

•	Loss from discontinued operations, net of tax, remained flat at $0.5 million, during the first nine months of fiscal 2014, compared to fiscal 2013.

•
Net income during the first nine months of fiscal 2014 was $2.0 million, or $0.13 per diluted common share, compared to net income of $1.4 million during the first nine months of fiscal 2013, or $0.09 per diluted common share.

Net Sales and Gross Profit Analysis
Net sales by segment and percent change for the third quarter and first nine months of fiscal 2014 and 2013 were as follows (in thousands):

Net Sales	QTD		FY14 vs. FY13
	March 1, 2014	March 2, 2013	% Change
EDG	$24,193	$24,333	(0.6)%
Canvys	8,691	9,297	(6.5)%
Total	$32,884	$33,630	(2.2)%

	YTD
	March 1, 2014	March 2, 2013	% Change
EDG	$75,835	$76,146	(0.4)%
Canvys	26,742	29,737	(10.1)%
Total	$102,577	$105,883	(3.1)%
During the third quarter of fiscal 2014 consolidated net sales decreased 2.2% compared to the third quarter of fiscal 2013. Sales for Canvys declined by 6.5% and sales for EDG declined 0.6%. During the first nine months of fiscal 2014 consolidated net sales decreased 3.1% compared to the first nine months of fiscal 2013. Sales for Canvys declined by 10.1% and sales for EDG declined 0.4%.
Gross profit by segment and percent of segment net sales for the third quarter and first nine months of fiscal 2014 and 2013 were as follows (in thousands):

Gross Profit	QTD
	March 1, 2014	% of Net Sales	March 2, 2013	% of Net Sales
EDG	$7,139	29.5%	$7,407	30.4%
Canvys	2,512	28.9%	2,503	26.9%
Total	$9,651	29.3%	$9,910	29.5%

	YTD
	March 1, 2014	% of Net Sales	March 2, 2013	% of Net Sales
EDG	$23,505	31.0%	$23,337	30.6%
Canvys	7,345	27.5%	7,961	26.8%
Total	$30,850	30.1%	$31,298	29.6%
Gross profit reflects the distribution and manufacturing product margin less manufacturing variances, inventory obsolescence charges, customer returns, scrap and cycle count adjustments, engineering costs, unabsorbed manufacturing labor and overhead, and other provisions.
Consolidated gross profit was $9.7 million during the third quarter of fiscal 2014, compared to $9.9 million during the third quarter of fiscal 2013. Consolidated gross margin as a percentage of net sales decreased to 29.3% during the third quarter of fiscal 2014, from 29.5% during the third quarter of fiscal 2013. In addition, gross margin included $0.2 million related to unabsorbed manufacturing labor and overhead from continuing operations during the third quarter of fiscal 2014, compared to $0.3 million during the third quarter of fiscal 2013.
Consolidated gross profit was $30.9 million during the first nine months of fiscal 2014, compared to $31.3 million during the first nine months of fiscal 2013. Consolidated gross margin as a percentage of net sales increased to 30.1% during the first nine months of fiscal 2014, from 29.6% during the first nine months of fiscal 2013. Gross margin included $0.5 million related to unabsorbed manufacturing labor and overhead from continuing operations during the first nine months of fiscal 2014, compared to $0.8 million during the first nine months of fiscal 2013.
Electron Device Group
Net sales for EDG remained relatively flat at $24.2 million during the third quarter of fiscal 2014, compared to $24.3 during the third quarter of fiscal 2013.  Net sales of tubes grew in the industrial heating and laser markets but were offset by declines primarily in the broadcast and aviation markets. Gross margin as a percentage of net sales decreased to 29.5% during the third quarter of fiscal 2014, as compared to 30.4% during the third quarter of fiscal 2013 primarily due to shifts in product and geographic mix.
Net sales for EDG were $75.8 million during the first nine months of fiscal 2014, compared to $76.1 million during the first nine months of fiscal 2013.  Net sales of tubes improved in the industrial heating, laser and marine markets, but declined primarily in the broadcast and aviation markets. Gross margin as a percentage of net sales increased to 31.0% during the first nine months of fiscal 2014, as compared to 30.6% during the first nine months of fiscal 2013 primarily due to efficiency gains in manufacturing as well as shifts in product and geographic mix.
Canvys
Canvys net sales decreased 6.5% to $8.7 million during the third quarter of fiscal 2014, from $9.3 million during the third quarter of fiscal 2013.  Sales in the North America OEM market were down due to rescheduled deliveries to key accounts partially offset by new programs and customers. Gross margin as a percentage of net sales increased to 28.9% during the third quarter of fiscal 2014 compared to 26.9% during the third quarter of fiscal 2013 due to continued margin improvement in Europe and lower inbound freight costs associated with inventory management.
Canvys net sales decreased 10.1% to $26.7 million during the first nine months of fiscal 2014, from $29.7 million during the first nine months of fiscal 2013.  Sales were down in the North America Healthcare market driven by the uncertainty surrounding health care reform and a difficult capital market for hospitals. In addition, sales in the North America OEM market were down due to rescheduled deliveries to key accounts partially offset by sales to new customers. Gross margin as a percentage of net sales increased to 27.5% during the first nine months of fiscal 2014 as compared to 26.8% during the first nine months of fiscal 2013 due to growth in the higher margin business in Europe as well as a reduction in freight expense.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses (“SG&A”) increased to $10.5 million during the third quarter of fiscal 2014 compared to $9.3 million during the third quarter of fiscal 2013. The increase includes a $1.1 million increase of total company support function costs and a $0.2 million increase of SG&A for EDG offset by a $0.1 million reduction of SG&A for Canvys. Operating expenses during the third quarter of fiscal 2014 included approximately $0.4 million of expenses associated with evaluating potential acquisitions, $0.1 million for new product development costs, and $0.2 million of increased information technology expenses for a new system implementation. SG&A as a percentage of sales from continuing operations increased to 32.0% during the third quarter of fiscal 2014 from 27.7% during the third quarter of fiscal 2013.
Selling, general, and administrative expenses (“SG&A”) increased to $31.1 million during the first nine months of fiscal 2014 compared to $29.7 million during the first nine months of fiscal 2013. The increase includes a $1.8 million increase of total company support function costs and a $0.1 million increase of SG&A for EDG offset by a $0.5 million reduction of SG&A for Canvys. Operating expenses during the first nine months of fiscal 2014 included $0.8 million of expenses associated with evaluating potential acquisitions, $0.2 million for new product development costs, and $0.5 million of increased information technology expenses for a new system implementation. SG&A as a percentage of sales from continuing operations increased to 30.3% during the first nine months of fiscal 2014 from 28.0% during the first nine months of fiscal 2013.
Other Income/Expense
Other income/expense was income of $0.7 million during the third quarter of fiscal 2014, compared to expense of $0.2 million during the third quarter of fiscal 2013. The $0.7 million in the third quarter of fiscal 2014 was primarily due to an antitrust class action lawsuit settlement of $0.4 million, investment income of $0.1 million and interest income of $0.1 million. The $0.2 million in fiscal 2013 was comprised of investment and interest income of $0.3 million offset by a foreign exchange loss of $0.5 million. Our foreign exchange gains and losses are primarily due to the translation of U.S. dollars held in non-U.S. entities. We currently do not utilize derivative instruments to manage our exposure to foreign currency.
Other income/expense was income of $3.3 million during the first nine months of fiscal 2014, compared to income of $0.3 million during the first nine months of fiscal 2013. Other income/expense during the first nine months of fiscal 2014 included an antitrust class action lawsuit settlement of $2.5 million, investment income of $0.5 million and interest income of $0.3 million. The $0.3 million in fiscal 2013 was comprised of investment and interest income of $1.0 million offset by a foreign exchange loss of $0.7 million. Our foreign exchange gains and losses are primarily due to the translation of U.S. dollars held in non-U.S. entities. We currently do not utilize derivative instruments to manage our exposure to foreign currency.
Income Tax Provision
The effective income tax rate from continuing operations during the first nine months of fiscal 2014 was 17.5%, as compared to 2.1% during the first nine months of fiscal 2013. The increase in rate during the first nine months of fiscal 2014, as compared to fiscal 2013, was due to an increase in the amount of foreign earnings not considered to be permanently reinvested as compared to US earnings and an increase in forecasted earnings available in foreign jurisdictions for distribution with respect to ASC 740-30, Income Taxes – Other Considerations or Special Areas ("ASC 740-30"). The 17.5% effective income tax rate is lower than the federal statutory rate of 34.0% as a result of our geographic distribution of income and apportionment of income to various states. Additionally, during the second quarter of fiscal 2014, we developed a strategy for the recently acquired German business to pursue increased market opportunities in Germany; therefore, we have changed our position with respect to earnings in Germany which are now considered to be permanently reinvested under ASC 740-30.
In the normal course of business, we are subject to examination by taxing authorities throughout the world. Generally, years prior to fiscal 2006 are closed for examination under the statute of limitation for U.S. federal, state or local, or non-U.S. tax jurisdictions. During fiscal 2013, we completed federal audits in the U.S. for fiscal 2009, 2010, and 2011 as well as foreign audits in Germany for fiscal 2006, 2007, and 2008. Our primary foreign tax jurisdictions are the Netherlands and Germany. We have tax years open in the Netherlands and Germany beginning in fiscal 2008 and in Italy beginning in fiscal 2011.
As of March 1, 2014, approximately $46.3 million of cumulative positive earnings of some of our foreign subsidiaries are still considered permanently reinvested pursuant to ASC 740-30. Due to various tax attributes that are continuously changing, it is not practical to determine what, if any, tax liability might exist if such earnings were to be repatriated.
As of March 1, 2014, our worldwide liability for uncertain tax positions related to continuing operations, excluding interest and penalties, was $0.2 million as compared to $0.4 million as of March 2, 2013. We recorded penalties and interest relating to uncertain tax positions in the income tax expense line item within the unaudited consolidated statements of income and comprehensive income.
It is not expected that there will be a change in the unrecognized tax benefits within the next 12 months.
Discontinued Operations
Financial Summary – Discontinued Operations
Summary financial results for the three months ended March 1, 2014, and March 2, 2013, are presented in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	March 1, 2014	March 2, 2013	March 1, 2014	March 2, 2013
Net sales	$111	$(33)	$375	$466
Gross profit (loss) (1)	(254)	(297)	(357)	(518)
Selling, general, and administrative expenses	37	231	186	497
Other expense	—	—	—	—
Income tax benefit (2)	129	(346)	(5)	(543)
Loss from discontinued operations, net of tax	$(420)	$(182)	$(538)	$(472)
Notes:
(1) Gross profit (loss) for fiscal year 2014 and 2013 includes unabsorbed manufacturing labor and overhead expenses and adjustments to inventory reserves related to the Manufacturing Agreement with RFPD.
(2) Income tax provision for the third quarter of fiscal 2014 relates to an income tax reserve pertaining to an ongoing audit in Italy.
Assets and liabilities classified as discontinued operations on our consolidated balance sheets as of March 1, 2014, and June 1, 2013, include the following (in thousands):

	March 1, 2014	June 1, 2013
Inventories	$85	$303
Receivables - current (1)	63	0
Discontinued operations - Assets	$148	$303

Accrued liabilities - current	$—	$245
Accrued liabilities - non-current (2)	133	0
Discontinued operations - Liabilities	$133	$245
Notes:
(1) Included in receivables as of March 1, 2014, is a receivable from Arrow for cash collections.
(2) Accrued liabilities - non-current as of March 1, 2014 relates to a reserve for an income tax liability due to an ongoing audit in Italy.

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
Net Income and Per share Data
Net loss during the third quarter of fiscal 2014 was $0.5 million compared to net income of $0.4 million during the third quarter of fiscal 2013, or $0.03 per diluted common share and $0.03 per Class B diluted common share.
Net income during the first nine months of fiscal 2014 was $2.0 million, or $0.13 per diluted common share and $0.13 per Class B diluted common share, as compared to net income of $1.4 million during the first nine months of fiscal 2013, or $0.09 per diluted common share and $0.08 per Class B diluted common share.
LIQUIDITY, FINANCIAL POSITION, AND CAPITAL RESOURCES
Our cash needs have been primarily financed through current and prior year earnings. Cash and cash equivalents for the third quarter ended March 1, 2014, were $97.2 million. In addition, CDs and time deposits classified as short-term investments were $33.3 million and long-term investments were $1.8 million, including equity securities of $0.5 million. Cash and investments at March 1, 2014, consisted of $69.8 million in North America, $19.6 million in Europe, $0.6 million in Latin America, and $42.3 million in Asia/Pacific. At June 1, 2013, cash and cash equivalents were $102.0 million. In addition, CDs and time deposits classified as short-term investments were $39.0 million and long-term investments were $5.4 million, including equity securities of $0.4 million. Cash and investments at June 1, 2013, consisted of $82.1 million in North America, $22.1 million in Europe, $1.2 million in Latin America, and $41.0 million in Asia/Pacific.
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
Operating activities, which include our discontinued operations, used $1.4 million of cash during the first nine months of fiscal 2014. We had net income of $2.0 million during the first nine months of fiscal 2014, which included non-cash stock-based compensation expense of $0.6 million associated with the issuance of stock option awards and depreciation and amortization expense of $0.8 million associated with our property and equipment as well as amortization of our intangible assets. Changes in our operating assets and liabilities, net of effects of acquired businesses, used $4.7 million of cash during the first nine months of fiscal 2014, due primarily to the decrease in our inventory of $0.1 million, a decrease in our accounts payable of $3.2 million, and an increase in our accounts receivable of $1.5 million, partially offset by a decrease in our long-term tax liabilities of $0.3 million. Provided by cash relating to inventory, excluding net of acquired business, primarily relates to a reduction in our inventory for discontinued operations partially offset by an increase in purchases related our Canvys business. The decrease in our accounts payable relates primarily to the timing of payments to some of our major suppliers. The increase in our accounts receivables of $1.5 million was due primarily to a slight increase in our day sales outstanding caused primarily by a shift in customer mix by geography.
Operating activities, which include our discontinued operations, provided $4.9 million of cash during the first nine months of fiscal 2013.  We had net income of $1.4 million in the first nine months of fiscal 2013, which included non-cash stock-based compensation expense of $0.4 million associated with the issuance of stock option awards and depreciation and amortization expense of $0.8 million associated with our investments in property and equipment as well as amortization of our intangible assets.  Changes in our operating assets and liabilities, net of effects of acquired businesses, provided $2.3 million of cash during the first nine months of fiscal 2013, due primarily to the decrease in our inventory of $2.2 million, decrease in our accounts receivable of $0.5 million, partially offset by an increase to our prepaid expense of $0.3 million. The decrease in our inventory was the result of reduced inventory purchases during the first nine months due to the decline in net sales. The decrease in our accounts receivable of $0.5 million was due primarily to improvement in our day sales outstanding. The increase in prepaid expenses of $0.3 million was due primarily to the renewal of our liability insurance coverage.
Cash Flows from Investing Activities
The cash flow from investing activities has consisted primarily of purchases and maturities of investments and capital expenditures.
Cash provided by investing activities of $6.7 million during the first nine months of fiscal 2014 included proceeds from the maturities of investments of $258.3 million, offset by the purchase of investments of $248.9 million, $1.0 million for the acquisition of WVS, and $1.8 million in capital expenditures.
Cash provided by investing activities of $41.4 million during the first nine months of fiscal 2013, included proceeds from maturities of investments of $127.5 million, offset by the purchase of investments of $82.3 million, $2.6 million for the acquisition of D and C, and $1.1 million in capital expenditures.
Our purchases and proceeds from investments consist of time deposits and CDs. Purchasing of future investments may vary from period to period due to interest and foreign currency exchange rates.
Cash Flows from Financing Activities
The cash flow from financing activities primarily consists of repurchases of common stock and cash dividends paid.
Cash used in financing activities of $11.1 million during the first nine months of fiscal 2014 resulted from $8.7 million of cash used to repurchase common stock under our share repurchase authorization and $2.5 million of cash used to pay dividends, offset by $0.2 million of proceeds from the issuance of common stock.
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
We believe that the existing sources of liquidity, including current cash, will provide sufficient resources to meet known capital requirements and working capital needs for the next 12 months.

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
ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures
Management of the Company, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 1, 2014.
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

(b)	Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the first nine months of fiscal 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the third quarter of fiscal 2014, we did not repurchase any shares of our common stock under our share repurchase authorization. As of the third quarter of fiscal 2014 we have $18.6 million remaining under our share repurchase authorization.

ITEM 5. OTHER INFORMATION
Results of Operation and Financial Condition and Declaration of Dividend
On April 9, 2014, we issued a press release reporting results for our third quarter and first nine months ended March 1, 2014, and the declaration of a cash dividend. A copy of the press release is furnished as Exhibit 99.1 to this Form 10-Q and incorporated by reference herein.
ITEM 6. EXHIBITS
See exhibit index which is incorporated by reference herein.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
RICHARDSON ELECTRONICS, LTD.

Date: April 10, 2014	By:	/s/ Kathleen S. Dvorak
Kathleen S. Dvorak Chief Financial Officer (on behalf of the Registrant and as Principal Financial Officer)

Exhibit Index

(c) EXHIBITS

Exhibit Number	Description

3.1
Restated Certificate of Incorporation of the Company, incorporated by reference to Appendix B to the Proxy Statement / Prospectus dated November 13, 1986, incorporated by reference to the Company’s Registration Statement on Form S-4.

3.2	Amended and Restated By-Laws of the Company, incorporated by reference to Exhibit 3.2 on the Company’s Report on Form 10-Q for the quarterly period ended December 3, 2011.
31.1	Certification of Edward J. Richardson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed pursuant to Part I).
31.2	Certification of Kathleen S. Dvorak pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed pursuant to Part I).
32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed pursuant to Part I).
99.1	Press release dated April 9, 2014.
101
The following financial information from our Quarterly Report on Form 10-Q for the third quarter and first nine months of fiscal 2014, filed with the SEC on April 10, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets as of March 1, 2014, and June 1, 2013, (ii) the Unaudited Consolidated Statements of Comprehensive Income for the three and nine months ended March 1, 2014, and March 2, 2013, (iii) the Unaudited Consolidated Statements of Cash Flows for the three and nine months ended March 1, 2014, and March 2, 2013, (iv) the Unaudited Consolidated Statement of Stockholder’s Equity as of March 1, 2014, and (v) Notes to Unaudited Consolidated Financial Statements.