Form 10-K
period 2014-05-31
RICHARDSON ELECTRONICS LTD/DE
filed 2014-07-25
CIK 355948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	FOR ANNUAL REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2014
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

Large Accelerated Filer	☐	Accelerated Filer	☒
Non-Accelerated Filer	¬ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒   No
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of November 30, 2013, was approximately $128.7 million.
As of July 18, 2014, there were outstanding 11,802,733 shares of Common Stock, $0.05 par value and 2,190,644 shares of Class B Common Stock, $0.05 par value, which are convertible into Common Stock of the registrant on a one-for-one basis.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders scheduled to be held October 7, 2014, which will be filed pursuant to Regulation 14A, are incorporated by reference in Part III of this report. Except as specifically incorporated herein by reference, the abovementioned Proxy Statement is not deemed filed as part of this report.

Forward Looking Statements
Certain statements in this report may constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. The terms “may”, “should”, “could”, “anticipate”, “believe”, “continues”, “estimate”, “expect”, “intend”, “objective”, “plan”, “potential”, “project”, and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties, and assumptions that are difficult to predict. These statements are based on management’s current expectations, intentions, or beliefs and are subject to a number of factors, assumptions, and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Factors that could cause or contribute to such differences or that might otherwise impact the business include the risk factors set forth in Item 1A of this Form 10-K. We undertake no obligation to update any such factor or to publicly announce the results of any revisions to any forward-looking statements contained herein whether as a result of new information, future events, or otherwise.
In addition, while we do, from time to time, communicate with securities analysts, it is against our policy to disclose to them any material non-public information, or other confidential commercial information. Accordingly, stockholders should not assume that we agree with any statement or report issued by any analyst irrespective of the content of the statement or report. Thus, to the extent that reports issued by securities analysts contain any projections, forecasts, or opinions, such reports are not our responsibility.
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
On July 5, 2013, we acquired the assets of WVS-Technology ("WVS") for approximately $1.0 million. WVS, located in Meerbusch, Germany, develops and sells radio frequency ("RF") and microwave products, power grid tubes, vacuum capacitors, as well as industrial microwave equipment. This acquisition provides us with engineering and sales expertise to help expand our presence in the vacuum capacitor market.
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
Our fiscal year 2014 began on June 2, 2013, and ended on May 31, 2014. Unless otherwise noted, all references in this document to a particular year shall mean our fiscal year.

Geography
We currently have operations in the following major geographic regions:

•	North America;

•	Asia/Pacific;

•	Europe; and

•	Latin America.
Selected financial data attributable to each segment and geographic region for fiscal 2014, 2013, and 2012 is set forth in Note 10 “Segment and Geographic Information” of the notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.
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
EDG represents leading manufacturers of electron tubes and components used in semiconductor manufacturing equipment and industrial power applications. Among the suppliers they support are Amperex, CPI, Draloric, Eimac, General Electric, Hitachi, Jennings, L3, National, NJRC, Thales, Toshiba, and Vishay.
EDG's inventory levels reflect our commitment to maintain an inventory of a broad range of products for customers who are buying products for replacement of components used in critical equipment. As of May 31, 2014, on average, we hold 120 days of inventory in the normal course of operations. This level of inventory reflects the fact that EDG also sells a number of products representing trailing edge technology. While the market for these trailing edge technology products is declining, EDG is increasing its market share. EDG often buys products it knows it can sell ahead of any supplier price increases. As manufacturers for these products exit the business, EDG has the option to purchase a substantial portion of their remaining inventory.
EDG has distribution agreements with many of its suppliers; most of these agreements provide exclusive distribution rights which often include global responsibility. The agreements are typically long term, and usually contain provisions permitting termination by either party if there are significant breaches which are not cured within a reasonable period of time. Although some of these agreements allow EDG to return inventory periodically, others do not, in which case EDG may have obsolete inventory that they cannot return to the supplier.
EDG's suppliers provide warranty coverage for the products and allow return of defective products, including those returned to EDG by its customers. For information regarding the warranty reserves, see Note 3 “Significant Accounting Policies” of the notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.
In addition to third party products, we sell proprietary products principally under certain trade names we own including: Amperex®, Cetron®, and National®. Our proprietary products include thyratrons and rectifiers, power tubes, ignitrons, magnetrons, phototubes, microwave generators, and liquid crystal display monitors. The materials used in the manufacturing process consist of glass bulbs and tubing, nickel, stainless steel and other metals, plastic and metal bases, ceramics, and a wide variety of fabricated metal components. These materials are generally readily available, but some components may require long lead times for production, and some materials are subject to shortages or price fluctuations based on supply and demand.

Canvys
Canvys provides customized display solutions serving the corporate enterprise, financial, healthcare, industrial, and original equipment manufacturer ("OEM") markets. Our engineers design, manufacture, source, and support a full spectrum of solutions to match the needs of our customers. We offer custom display solutions that include touch screens, protective panels, custom enclosures, specialized cabinet finishes, and application specific software packages. Our volume commitments are much lower than those of the large display manufacturers, making us the ideal choice for companies with very specific design requirements. We partner with both private label manufacturing companies and leading branded hardware vendors to offer the highest quality liquid crystal displays, mounting devices, and customized computing platforms.
As a longtime provider of healthcare solutions to hospitals and medical clinics, we specialize in creating comprehensive solutions for diagnostic and clinical review, 3-D and post processing, surgical suites and modality-specific applications. Our solutions meet certifications and calibration standards for patient monitoring, bio-medical displays, ultrasound, cardiac imaging, picture archiving, and communications systems. We offer our picture archiving communication system (“PACS”) and patient monitoring displays under our own brand, Image Systems®.
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
Sales and Product Management
As of the end of fiscal 2014, we employed 139 sales and product management personnel worldwide. In addition, we have authorized representatives, who are not our employees, selling our products primarily in regions where we do not have a direct sales presence.
We offer various credit terms to qualifying customers as well as cash in advance and credit card terms. We establish credit limits for each sale prior to selling product to our customers and routinely review delinquent and aging accounts.
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
International Sales
During fiscal 2014, approximately 58% of our sales were made outside the U.S. We continue to pursue new international sales to further expand our geographic reach.
Employees
As of May 31, 2014, we employed 308 individuals, of which 293 were full-time and 15 were part-time. Of these, 191 were located in the United States and 117 were located internationally. The worldwide employee base included 139 in sales and product management, 20 in distribution support, 82 in administrative positions, and 67 in value-add and product manufacturing. All of our employees are non-union, and we consider our relationships with our employees to be good.

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

ITEM 1A. Risk Factors
Investors should consider carefully the following risk factors in addition to the other information included and incorporated by reference in this Annual Report on Form 10-K that we believe are applicable to our businesses and the industries in which we operate. While we believe we have identified the key risk factors affecting our businesses, there may be additional risks and uncertainties that are not presently known or that are not currently believed to be significant that may adversely affect our results of operations.
We may not achieve our growth, margin expansion or cost-reduction goals.
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
Our overall competitive position depends on a number of factors including price, engineering capability, vendor representation, product diversity, lead times and the level of customer service. There are very few vacuum tube competitors in the markets EDG serves. There are also a limited number of Chinese manufacturers whose ability to produce vacuum tubes has progressed over the past several years. The most significant competitive risk comes from technical obsolescence. Canvys faces many competitors in the markets we serve. Increased competition may result in price reductions, reduced margins, or a loss of market share, any of which could materially and adversely affect our business, operating results, and financial condition.
A single stockholder has voting control over us.
As of July 22, 2014, Edward J. Richardson, our Chairman, Chief Executive Officer and President, beneficially owned approximately 99% of the outstanding shares of our Class B common stock, representing approximately 65% of the voting power of the outstanding common stock. This share ownership permits Mr. Richardson to exert control over the outcome of stockholder votes, including votes concerning the election of directors, by-law amendments, possible mergers, corporate control contests, and other significant corporate transactions.
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
EDG’s principal products are capacitors, vacuum tubes and related products, microwave generators, and high voltage power supplies. The products supplied by EDG are currently produced by a relatively small number of manufacturers. One of EDG’s suppliers represents 17% of our total sales volume. Our success depends, in large part, on maintaining current vendor relationships and developing new relationships. We believe that some vendors supplying products to EDG product lines are consolidating their distribution relationships as a result of the declining market. To the extent that our significant suppliers reduce the volume of product they sell through distribution and are unwilling or unable to continue to do business with us, or extend lead times, or limit supplies due to capacity constraints, or other factors, there could be a material adverse effect on our business.
International operations represent a significant percentage of our business and present a variety of unique risks which could impact our results of operations.
Because we source and sell our products worldwide, our business is subject to risks associated with doing business internationally. These risks include the costs and difficulties of managing foreign entities, limitations on the repatriation and investment of funds, currency fluctuations, cultural differences that affect customer preferences and business practices, unstable political or economic conditions, trade protection measures and import or export licensing requirements, changes in tax laws, and difficulty in staffing global operations.
We also face exposure to fluctuations in foreign currency exchange rates because we conduct business outside of the U.S. Price increases caused by currency exchange rate fluctuations may make our products less competitive or may have an adverse effect on our margins. Our international revenues and expenses generally are derived from sales and operations in currencies other than the U.S. dollar. Accordingly, when the U.S. dollar strengthens in relation to the base currencies of the countries in which we sell our products, our U.S. dollar reported net revenue and income will decrease. We currently do not engage in any currency hedging transactions. We cannot predict whether foreign currency exchange risks inherent in doing business in foreign countries will have a material adverse effect on our operations and financial results in the future.
We rely heavily on information technology systems, which, if not properly functioning, could materially adversely affect our business.
Pursuant to a Transition Services Agreement with Arrow Electronics, Arrow provides IT services to us. We rely on these information systems to process, analyze, and manage data to facilitate the purchase and distribution of our products, as well as to receive, process, bill, and ship orders on a timely basis. If the IT services provided by Arrow Electronics are not provided to us in an adequate manner, our ability to serve our customers and to perform other vital company functions may be affected. On July 8, 2014, we received notice from Arrow that it will cease to provide these IT services as of January 8, 2015. We are in the process of migrating to a new ERP platform with the intent of completing the migration prior to January 8, 2015. A significant disruption or failure in the design, implementation or support of the new information technology systems could significantly disrupt our business, result in increased costs or decreased revenues, harm our reputation, or expose us to liability. To the extent we cannot timely complete this project, our business may suffer and we may incur significant additional costs.
Our products may be found to be defective or our services performed may result in equipment or product damage and, as a result, warranty and/or product liability claims may be asserted against us.
Many of our components are sold at prices that are significantly lower than the cost of the equipment or other goods in which they are incorporated. Since a defect or failure in a product could give rise to failures in the equipment that incorporates them, we may face claims for damages that are disproportionate to the revenues and profits we receive from the components involved in the claims. While we typically have provisions in our agreements with our suppliers that hold the supplier accountable for defective products, and we and our suppliers generally exclude consequential damages in our standard terms and conditions, our ability to avoid such liabilities may be limited as a result of various factors, including the inability to exclude such damages due to the laws of some of the countries where we do business. Our business could be adversely affected as a result of a significant quality or performance issues in the components sold by us if we are required to pay for the damages. Although we have product liability insurance, such insurance is limited in coverage and amount.
Substantial defaults by our customers on our accounts receivable or the loss of significant customers could have a significant negative impact on our business.
We extend credit to our customers. The failure of a significant customer or a significant group of customers to timely pay all amounts due could have a material adverse effect on our financial condition and results of operations. The extension of credit involves considerable judgment and is based on management’s evaluation of factors which include such things as a customer’s financial condition, payment history, and the availability of collateral to secure customers’ receivables.

We may not be successful in identifying, consummating and integrating future acquisitions.
As part of our growth strategy, our intent is to acquire additional businesses or assets. We may not be able to identify attractive acquisition candidates or complete the acquisition of identified candidates at favorable prices and upon advantageous terms. Also, acquisitions are accompanied by risks, such as potential exposure to unknown liabilities and the possible loss of key employees and customers of the acquired business. In addition, we may not obtain the expected benefits or cost savings from acquisitions. Acquisitions are subject to risks associated with financing the acquisition, and integrating the operations, personnel and systems of the acquired businesses. If any of these risks materialize, they may result in disruptions to our business and the diversion of management time and attention, which could increase the costs of operating our existing or acquired businesses or negate the expected benefits of the acquisitions.
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
Our operating results during fiscal 2014 reflect a decline in sales volume, and there can be no assurance that we will experience a recovery in the near future; nor can there be any assurance that such worldwide economic volatility experienced recently will not continue.
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
Substantial litigation and threats of litigation regarding intellectual property rights exist in the display systems and electronics industries. From time to time, third parties (including certain companies in the business of acquiring patents not for the purpose of developing technology but with the intention of aggressively seeking licensing revenue from purported infringers) may assert patent and/or other intellectual property rights to technologies that are important to our business. In any dispute involving products that we have sold, our customers could also become the target of litigation. We are obligated in many instances to indemnify and defend our customers if the products we sell are alleged to infringe any third party’s intellectual property rights. In some cases, depending on the nature of the claim, we may be able to seek indemnification from our suppliers for our self and our customers against such claims, but there is no assurance that we will be successful in obtaining such indemnification or that we are fully protected against such claims. Any infringement claim brought against us, regardless of the duration, outcome or size of damage award, could result in substantial cost, divert our management’s attention, be time consuming to defend, result in significant damage awards, cause product shipment delays, or require us to enter into royalty or other licensing agreements.
Additionally, if an infringement claim is successful we may be required to pay damages or seek royalty or license arrangements which may not be available on commercially reasonable terms. The payment of any such damages or royalties may significantly increase our operating expenses and harm our operating results and financial condition. Also, royalty or license arrangements may not be available at all. We may have to stop selling certain products or certain technologies, which could affect our ability to compete effectively.
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
An effective internal control environment is necessary for us to produce reliable financial reports and is an important part of our effort to prevent financial fraud. We are required to periodically evaluate the effectiveness of the design and operation of our internal controls over financial reporting. Based on these evaluations, we may conclude that enhancements, modifications, or changes to internal controls are necessary or desirable. While management evaluates the effectiveness of our internal controls on a regular basis, these controls may not always be effective. There are inherent limitations on the effectiveness of internal controls, including fraud, collusion, management override, and failure in human judgment. In addition, control procedures are designed to reduce rather than eliminate business risks.
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
We currently have significant cash and investments. If we are deemed to be an “investment company” as defined under the Investment Company Act of 1940 (the “Investment Company Act”), the nature of our investments may be subject to various restrictions. We do not believe that our principal activities subject us to the Investment Company Act. If we are deemed to be subject to the Investment Company Act, compliance with required additional regulatory burdens would increase our operating expenses.
The company's identifiable intangible assets could become impaired, which could reduce the value of our assets and reduce our net income in the year in which the write-off occurs.
Our intangible assets could become impaired, which could reduce the value of our assets and reduce our net income in the year in which the write-off occurs. We ascribe value to certain intangible assets, which consist of customer lists and trade names resulting from acquisitions. We may incur an impairment charge on intangible assets if we determine that the fair value of the intangible assets are less than their current carrying values. We evaluate whether events have occurred that indicate all, or a portion, of the carrying amount of intangible assets may no longer be recoverable. If this is the case, an impairment charge to earnings would be necessary.
ITEM 1B. Unresolved Staff Comments
None.

ITEM 2. Properties
The Company owns three facilities and leases 29 facilities. We own our corporate facility and largest distribution center, which is located on approximately 100 acres in LaFox, Illinois and consists of approximately 242,000 square feet of manufacturing, warehouse, and office space. We maintain geographically diverse facilities because we believe this provides value to our customers and suppliers, and limits market risk and exchange rate exposure. We consider our properties to be well maintained, in sound condition and repair, and adequate for our present needs. The extent of utilization varies from property to property and from time to time during the year.
Our facility locations, their primary use, and segments served are as follows:

Location	Leased/Owned	Use	Segment
Woodland Hills, California	Leased	Sales	EDG
Farmington, Connecticut	Leased	Sales	EDG
Brooksville, Florida	Leased	Sales/Distribution	EDG
Fort Lauderdale, Florida	Leased	Sales	EDG
LaFox, Illinois *	Owned	Corporate/Sales/Distribution/Manufacturing	EDG/Canvys
Rockland, Massachusetts	Leased	Sales	EDG
Marlborough, Massachusetts	Leased	Sales/Distribution/Manufacturing	Canvys
Plymouth, Minnesota	Leased	Sales/Distribution/Manufacturing	Canvys
Charlotte, North Carolina	Leased	Sales	EDG
Sao Paulo, Brazil	Leased	Sales/Distribution	EDG
Beijing, China	Leased	Sales	EDG
Shanghai, China	Leased	Sales/Distribution	EDG
Shenzhen, China	Leased	Sales	EDG
Colombes, France	Leased	Sales	EDG
Donaueschingen, Germany	Leased	Sales/Distribution/Manufacturing	Canvys
Meerbusch, Germany	Leased	Sales/Distribution/Testing	EDG
Puchheim, Germany	Leased	Sales	EDG
Mumbai, India	Leased	Sales	EDG
Florence, Italy	Owned	Sales	EDG
Milan, Italy	Leased	Sales	EDG
Tokyo, Japan	Leased	Sales	EDG
Mexico City, Mexico	Leased	Sales	EDG
Amsterdam, Netherlands	Leased	Sales/Distribution	EDG
Singapore, Singapore	Leased	Sales/Distribution	EDG
Seoul, South Korea	Leased	Sales	EDG
Madrid, Spain	Owned	Sales	EDG
Taipei, Taiwan	Leased	Sales	EDG/Canvys
Bangkok, Thailand	Leased	Sales/Distribution	EDG
Dubai, United Arab Emirates	Leased	Sales/Distribution/Testing/Repair	EDG
Hook, United Kingdom	Leased	Sales/Distribution/Testing/Repair	EDG
Lincoln, United Kingdom	Leased	Sales	EDG/Canvys
Ho Chi Minh City, Vietnam	Leased	Sales	EDG

*	LaFox, Illinois is also the location of our corporate headquarters.

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
None.
Share Repurchases

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Amount of Shares Purchased Under the Plans or Programs	Amounts Remaining Under the Share Repurchase Authorization
June 1, 2013					$27,308,893
June 2, 2013 - June 29, 2013	95,441	$11.81	95,441	$1,127,610	$26,181,283
June 30, 2013 - July 27, 2013	56,429	$11.86	56,429	$669,439	$25,511,844
July 28, 2013 - August 31, 2013	426,195	$11.50	426,195	$4,902,732	$20,609,112
September 1, 2013 - September 28, 2013	91,499	$11.36	91,499	$1,039,257	$19,569,855
September 29, 2013 - October 26, 2013	81,494	$11.45	81,494	$933,276	$18,636,579
October 27, 2013 - November 30, 2013	4,518	$11.58	4,518	$52,317	$18,584,262
December 1, 2013 - December 28, 2013	—	$—	—	$—	$18,584,262
December 29, 2013 - January 25, 2014	—	$—	—	$—	$18,584,262
January 26, 2014 - March 1, 2014	—	$—	—	$—	$18,584,262
March 2, 2014 - March 29, 2014	—	$—	—	$—	$18,584,262
March 30, 2014 - April 26, 2014	—	$—	—	$—	$18,584,262
April 27, 2014 - May 31, 2014	1,371	$10.01	1,371	$13,725	$18,570,537
Dividends
Our quarterly dividend was $0.06 per common share and $0.054 per Class B common share. Annual dividend payments for fiscal 2014 and fiscal 2013 were approximately $3.3 million and $3.6 million, respectively. All future payments of dividends are at the discretion of the Board of Directors. Dividend payments will depend on earnings, capital requirements, operating conditions, and such other factors that the Board may deem relevant.
Common Stock Information
Our common stock is traded on the NASDAQ Global Select Market (“NASDAQ”) under the trading symbol (“RELL”). There is no established public trading market for our Class B common stock. As of July 21, 2014, there were approximately 721 stockholders of record for the common stock and approximately 16 stockholders of record for the Class B common stock. The following table sets forth the high and low closing sales price per share of RELL common stock as reported on the NASDAQ for the periods indicated.

High and Low Closing Prices of Common Stock
	2014		2013
Fiscal Quarter	High	Low	High	Low
First	$12.11	$11.00	$12.71	$11.52
Second	$11.66	$11.08	$12.39	$10.75
Third	$12.12	$10.85	$12.44	$11.07
Fourth	$11.22	$10.01	$12.24	$11.14

Performance Graph
The following graph compares the performance of our common stock for the periods indicated with the performance of the NASDAQ Composite Index and NASDAQ Electronic Components Index. The graph assumes $100 invested on the last day of our fiscal year 2009, in our common stock, the NASDAQ Composite Index, and NASDAQ Electronic Components Index. Total return indices reflect reinvestment of dividends at the closing stock prices at the date of the dividend declaration.

2009	2010	2011	2012	2013	2014
$100	$247	$348	$293	$304	$258
$100	$128	$163	$165	$205	$253
$100	$139	$184	$153	$198	$252

ITEM 6. Selected Financial Data
Five-Year Financial Review
This information should be read in conjunction with our consolidated financial statements, accompanying notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.

	Fiscal Year Ended (1)
	(in thousands , except per share amounts )
	May 31, 2014	June 1, 2013	June 2, 2012 (2)	May 28, 2011(2)	May 29, 2010 (2)
Statements of Income (Loss)
Net sales	$137,960	$141,066	$157,836	$158,867	$135,372
Continuing Operations
Income (loss) from continuing operations before tax	(652)	642	7,656	$2,450	$(4,250)
Income tax provision (benefit)	(307)	160	(334)	468	(68)
Income (loss) from continuing operations	$(345)	$482	$7,990	$1,982	$(4,182)
Discontinued Operations
Income (loss) from discontinued operations	(170)	766	536	$85,966	$20,277
Net income (loss)	$(515)	$1,248	$8,526	$87,948	$16,095
Per Share Data
Net income (loss) per Common share - Basic:
Income (loss) from continuing operations	$(0.03)	$0.03	$0.48	$0.11	$(0.24)
Income (loss) from discontinued operations	(0.01)	0.05	0.03	4.87	1.16
Total net income (loss) per Common share - Basic:	$(0.04)	$0.08	$0.51	$4.98	$0.92
Net income (loss) per Class B common share - Basic:
Income (loss) from continuing operations	$(0.02)	$0.03	$0.43	$0.10	$(0.21)
Income (loss) from discontinued operations	(0.01)	0.05	0.03	4.38	1.04
Total net income (loss) per Class B common share - Basic:	$(0.03)	$0.08	$0.46	$4.48	$0.83
Net income (loss) per Common share - Diluted:
Income (loss) from continuing operations	$(0.03)	$0.03	$0.47	$0.11	$(0.24)
Income (loss) from discontinued operations	(0.01)	0.05	0.03	4.72	1.16
Total net income (loss) per Common share - Diluted:	$(0.04)	$0.08	$0.50	$4.83	$0.92
Net income (loss) per Class B common share - Diluted:
Income (loss) from continuing operations	$(0.02)	$0.03	$0.43	$0.10	$(0.21)
Income (loss) from discontinued operations	(0.01)	0.05	0.03	4.32	1.04
Total net income (loss) per Class B common share - Diluted:	$(0.03)	$0.08	$0.46	$4.42	$0.83
Cash Dividend Data
Dividends per common share	$0.240	$0.240	$0.200	$0.110	$0.080
Dividends per Class B common share (3)	$0.220	$0.220	$0.180	$0.099	$0.072
Balance Sheet Data
Total assets	$203,545	$217,318	$231,423	$314,054	$234,815
Short-term debt	—	—	—	—	19,517
Stockholders’ equity	$174,845	$185,239	$200,213	$222,047	$129,863

(1)	Our fiscal year ends on the Saturday nearest the end of May. Each of the fiscal years presented contain 52/53 weeks.

(2)	Restated to reflect the sale of RFPD. See Note 4 “Discontinued Operations” of the notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

(3)	The dividend per Class B common share is 90% of the dividend per Class A common share.

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

•
Results of Continuing Operations - an analysis and comparison of our consolidated results of operations for the fiscal years ended May 31, 2014, June 1, 2013, and June 2, 2012, as reflected in our consolidated statements of comprehensive income (loss).

•
Liquidity, Financial Position, and Capital Resources - a discussion of our primary sources and uses of cash for the fiscal years ended May 31, 2014, June 1, 2013, and June 2, 2012, and a discussion of changes in our financial position.

Business Overview
Richardson Electronics, Ltd. ("we", "us", "the Company", and "our") is incorporated in the state of Delaware. We are a leading global provider of engineered solutions, power grid and microwave tubes and related components, and customized display solutions, serving customers in the alternative energy, aviation, broadcast, communications, industrial, marine, medical, military, scientific, and semiconductor markets. Our strategy is to provide specialized technical expertise and “engineered solutions” based on our core engineering and manufacturing capabilities. We provide solutions and add value through design-in support, systems integration, prototype design and manufacturing, testing, logistics, and aftermarket technical service and repair.
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
On September 5, 2011, we acquired the assets of Powerlink Specialist Electronics Support Limited (“Powerlink”) for approximately $2.3 million. Powerlink, a UK-based technical service company with locations in London and Dubai, services TWT amplifiers and related equipment for the Satellite Communications market throughout Europe and the Middle East.

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
Canvys provides customized display solutions serving the corporate enterprise, financial, healthcare, industrial, and medical original equipment manufacturers ("OEM") markets.

We currently have operations in the following major geographic regions:

•	North America;

•	Asia/Pacific;

•	Europe; and

•	Latin America.
Results of Continuing Operations
Overview - Fiscal Year Ended May 31, 2014

•	Net sales for fiscal 2014 were $138.0 million, down 2.2%, compared to net sales of $141.1 million during fiscal 2013.

•	Gross margin increased to 29.7% during fiscal 2014, compared to 29.5% during fiscal 2013.

•	Selling, general, and administrative expenses increased to $43.5 million, or 31.5% of net sales, for fiscal 2014 compared to $41.5 million, or 29.4% of net sales, for fiscal 2013.

•	Operating loss during fiscal 2014 was $4.2 million, compared to breakeven during fiscal 2013.

•	Loss from continuing operations during fiscal 2014 was $0.3 million compared to income of $0.5 million, or $0.03 per diluted common share, during fiscal 2013.

•	Loss from discontinued operations, net of tax, was $0.2 million, during fiscal 2014, compared to income of $0.8 million, or $0.05 per diluted common share, during fiscal 2013.

•	Net loss during fiscal 2014 was $0.5 million compared to net income of $1.2 million, or $0.08 per diluted common share, during fiscal 2013.
Net Sales and Gross Profit Analysis
Net sales by segment and percent change for fiscal 2014, 2013, and 2012 were as follows (in thousands):

Net Sales	FY 2014	FY 2013	FY 2012	FY14 vs. FY13 % Change	FY13 vs. FY12 % Change
EDG	$103,274	$102,593	$112,586	0.7%	(8.9%)
Canvys	34,686	38,473	45,250	(9.8%)	(15.0%)
Total	$137,960	$141,066	$157,836	(2.2%)	(10.6%)
During fiscal 2014 consolidated net sales decreased 2.2% compared to fiscal 2013. Sales for Canvys declined by 9.8%, slightly offset by a 0.7% increase in sales for EDG. During fiscal 2013 consolidated net sales decreased 10.6% compared to fiscal 2012. Sales for Canvys declined by 15.0%, and sales for EDG declined 8.9%.
Gross profit by segment and percent of segment net sales for fiscal 2014, 2013, and 2012 were as follows (in thousands):

Gross Profit	FY 2014		FY 2013		FY 2012
EDG	$31,610	30.6%	$31,431	30.6%	$34,626	30.8%
Canvys	9,404	27.1%	10,114	26.3%	12,155	26.9%
Total	$41,014	29.7%	$41,545	29.5%	$46,781	29.6%
Gross profit reflects the distribution and manufacturing product margin less manufacturing variances, inventory obsolescence charges, customer returns, scrap and cycle count adjustments, engineering costs, unabsorbed manufacturing labor and overhead, and other provisions.
Consolidated gross profit was $41.0 million during fiscal 2014, compared to $41.5 million during fiscal 2013. Consolidated gross margin as a percentage of net sales increased slightly to 29.7% during fiscal 2014, from 29.5% during fiscal 2013. Gross margin during fiscal 2014 included expense related to inventory provisions for EDG and Canvys of $0.6 million and $0.2 million, respectively. Gross margin during fiscal 2013 included expense related to inventory provisions for EDG and Canvys of $0.2 million and $0.2 million, respectively. In addition, gross margin for EDG included $0.5 million and

$0.8 million related to unabsorbed manufacturing labor and overhead for continuing operations during fiscal 2014 and 2013, respectively.
Consolidated gross profit was $41.5 million during fiscal 2013, compared to $46.8 million during fiscal 2012. Consolidated gross margin as a percentage of net sales declined slightly to 29.5% during fiscal 2013, from 29.6% during fiscal 2012. Gross margin during fiscal 2013 and fiscal 2012 included expense related to inventory provisions for EDG and Canvys of $0.2 million and $0.2 million, respectively. In addition, gross margin for EDG included $0.8 million and $0.2 million related to unabsorbed manufacturing labor and overhead for continuing operations during fiscal 2013 and 2012, respectively.
Electron Device Group
Net sales for EDG increased 0.7% to $103.3 million during fiscal 2014, from $102.6 million during fiscal 2013. Net sales of tubes grew in the industrial heating, marine, and laser markets but were offset by declines primarily in the broadcast and aviation markets. Gross margin as a percentage of net sales remained flat at 30.6% during fiscal 2014 compared to fiscal 2013.
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
Canvys
Net sales for Canvys decreased 9.8% to $34.7 million during fiscal 2014, from $38.5 million during fiscal 2013. Sales were flat in the North America Healthcare segment, up slightly in Europe OEM and down in the North America OEM market as suppliers sold directly to end users. Gross margin as a percentage of net sales increased to 27.1% during fiscal 2014 as compared to 26.3% during fiscal 2013, due to continued margin improvement in Europe and lower inbound freight costs associated with inventory management.
Canvys net sales decreased 15.0% to $38.5 million during fiscal 2013, from $45.3 million during fiscal 2012. Sales were negatively impacted in North America by healthcare reform. Sales in Europe were down due to continuing economic pressures. Gross margin as a percentage of net sales decreased to 26.3% during fiscal 2013 as compared to 26.9% during fiscal 2012, due to lower margin in Europe associated with customer mix and currency exchange.
Sales by Geographic Area
On a geographic basis, our sales are categorized by destination: North America; Europe; Asia/Pacific; Latin America; and Other.
Net sales by geographic area and percent change for fiscal 2014, 2013, and 2012 were as follows (in thousands):

Net Sales	FY 2014	FY 2013	FY 2012	FY14 vs. FY13 % Change	FY13 vs. FY12 % Change
North America	$57,137	$62,269	$68,980	(8.2%)	(9.7%)
Asia/Pacific	24,069	22,732	25,588	5.9%	(11.2%)
Europe	47,610	45,663	48,998	4.3%	(6.8%)
Latin America	8,936	9,447	9,870	(5.4%)	(4.3%)
Other	208	955	4,400	(78.2%)	(78.3%)
Total	$137,960	$141,066	$157,836	(2.2%)	(10.6%)

Gross profit by geographic area and percent of geographic net sales for fiscal 2013, 2012, and 2011 were as follows (in thousands):

Gross Profit (Loss)	FY 2014		FY 2013		FY 2012
North America	$18,905	33.1%	$20,963	33.7%	$22,380	32.4%
Asia/Pacific	7,849	32.6%	7,805	34.3%	9,068	35.4%
Europe	15,506	32.6%	14,248	31.2%	15,107	30.8%
Latin America	3,231	36.2%	3,296	34.9%	3,712	37.6%
Other	(4,477)		(4,767)		(3,486)
Total	$41,014	29.7%	$41,545	29.5%	$46,781	29.6%
We sell our products to customers in diversified industries and perform periodic credit evaluations of our customers’ financial condition. Terms are generally on open account, payable net 30 days in North America, and vary throughout Asia/Pacific, Europe, and Latin America. Estimates of credit losses are recorded in the financial statements based on monthly reviews of outstanding accounts. Other primarily includes net sales not allocated to a specific geographical region, unabsorbed value-add costs, and unallocated freight expenses.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses (“SG&A”) increased during fiscal 2014 to $43.5 million from $41.5 million during fiscal 2013. SG&A as a percentage of sales from continuing operations, increased to 31.5% during fiscal 2014 from 29.4% during fiscal 2013. The increase in SG&A costs of $2.0 million during fiscal 2014, compared to fiscal 2013, includes severance costs of $1.2 million, new system implementation expenses of $0.8 million, expenses related to evaluating potential acquisitions of $1.1 million, and new product development costs of $0.4 million, partially offset by a $1.5 million decrease within EDG, Canvys, and support functions.
SG&A increased during fiscal 2013 to $41.5 million from $40.6 million during fiscal 2012. SG&A as a percentage of sales, from continuing operations, increased to 29.4% during fiscal 2013 from 25.8% during fiscal 2012. SG&A in fiscal 2013 includes a $1.4 million increase for EDG partially offset by a $0.1 million reduction of support function costs and a decrease of SG&A costs for Canvys of $0.9 million. SG&A in fiscal 2013 includes employee-related termination costs of $0.5 million, $0.3 million, and $0.4 million relating to EDG, Canvys, and support functions, respectively, compared to no employee-related terminations costs for fiscal 2012.
Impairment of Goodwill
The results of our goodwill impairment tests as of March 1, 2014, indicated that the balance of goodwill reported, entirely attributed to our EDG reporting unit, was fully impaired. The goodwill impairment test revealed that there was no implied goodwill value as of the measurement date. As a result, we recorded a pre-tax goodwill impairment charge of $1.7 million. Additionally, a $0.6 million tax benefit was recorded related to the goodwill impairment.
The results of our goodwill impairment test as of March 2, 2013, and March 1, 2012, indicated no goodwill impairment as estimated fair value of the EDG reporting unit exceeded the carrying value.
Other Income/Expense
Other income/expense was income of $3.5 million during fiscal 2014, compared to income of $0.6 million during fiscal 2013. Fiscal 2014 included an antitrust class action lawsuit settlement of $2.6 million. The $0.6 million in fiscal 2013 included a foreign exchange loss of $0.8 million. Our foreign exchange gains and losses are primarily due to the translation of U.S. dollars held in non-U.S. entities. We currently do not utilize derivative instruments to manage our exposure to foreign currency. Fiscal 2014 and fiscal 2013 also included $1.0 million and $1.3 million, respectively, of investment income.

Other income was $0.6 million during fiscal 2013, compared to $1.4 million during fiscal 2012. Other income included a foreign exchange loss of $0.8 million, as compared to a foreign exchange gain of less than $0.1 million during fiscal 2012. Our foreign exchange gains and losses are primarily due to the translation of U.S. dollars held in non-U.S. entities. We currently do not utilize derivative instruments to manage our exposure to foreign currency. Fiscal 2013 and fiscal 2012 also included $1.3 million and $1.4 million, respectively, of investment income.

Income Tax Provision (Benefit)
Our income tax benefit during fiscal year 2014 was $0.3 million. Our income tax provision for fiscal year 2013 was $0.2 million. During fiscal 2012, we had an income tax benefit of $0.3 million. The effective income tax rates for continuing operations during fiscal 2014, 2013, and 2012, were 47.0%, 24.9%, and (4.4%), respectively. The difference between the effective tax rates as compared to the U.S. federal statutory rate of 34% during 2014, 2013, and 2012 resulted from our geographical distribution of taxable income or losses, return to provision adjustments, the release of income tax reserves for uncertain tax positions, changes in the amount of foreign earnings considered to be permanently reinvested, and changes in valuation allowance. There were no changes in judgment during the fiscal year end regarding the beginning-of-year valuation allowance which would require a benefit to be excluded from the annual effective tax rate and allocated to the interim period.
As of May 31, 2014, we had no domestic federal net operating loss (“NOL”) carryforwards. Domestic state NOL carryforwards amounted to approximately $2.3 million. Foreign NOL carryforwards totaled approximately $1.1 million with various or indefinite expiration dates. We also had no alternative minimum tax credit carryforward or foreign tax credit carryforwards as of May 31, 2014.
Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant component of objective evidence evaluated was the cumulative income or loss incurred in each jurisdiction over the three-year period ended May 31, 2014. On the basis of this evaluation, as of May 31, 2014, a valuation allowance of $4.1 million has been established to record only the portion of the deferred tax asset that more likely than not will be realized. The valuation allowance relates to deferred tax assets in jurisdictions where historical taxable losses have been incurred, and domestic state NOL carryforwards related to jurisdictions where the utilization of NOLs have been suspended. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth.
Our future U.S. federal, state, and foreign effective tax rates are expected to be closer to 34.0%, 3.8%, and 27.3%, respectively.
Income taxes paid, including foreign estimated tax payments, were $2.1 million, $1.7 million, and $40.1 million during fiscal 2014, 2013, and 2012, respectively.
We have historically determined that certain undistributed earnings of our foreign subsidiaries, to the extent of cash available, will be repatriated to the U.S. Accordingly, we have provided a deferred tax liability totaling $7.0 million and $6.8 million as of May 31, 2014 and June 1, 2013, respectively, on foreign earnings of $41.3 million. In addition, as of May 31, 2014, $45.4 million of cumulative positive earnings of some of our foreign subsidiaries are still considered permanently reinvested pursuant to ASC 740-30, Income Taxes - Other Considerations or Special Areas (“ASC 740-30”). Due to various tax attributes that are continuously changing, it is not practical to determine what, if any, tax liability might exist if such earnings were to be repatriated.
In the normal course of business, we are subject to examination by taxing authorities throughout the world. Generally, years prior to fiscal 2005 are closed for examination under the statute of limitation for U.S. federal, state or local, or non-U.S. tax jurisdictions. We are also currently under examination in Germany (fiscal 2009, 2010, and 2011), Italy (fiscal 2011), and Thailand (fiscal 2008 through 2011). Our primary foreign tax jurisdictions are Germany and the Netherlands. We have tax years open in Germany beginning in fiscal 2007 and the Netherlands beginning in fiscal 2008.
Discontinued Operations
During fiscal year 2011, we completed the sale of the assets primarily used or held for use in, and certain liabilities of our RF, Wireless, and Power Division ("RFPD"), as well as certain other Company assets, including our information technology assets, to Arrow Electronics, Inc. ("Arrow") in exchange for $238.8 million ("the Transaction"). In accordance with Accounting Standards Codification ("ASC") 205-20, Presentation of Financial Statements - Discontinued Operations ("ASC 205-20"), we reported the financial results of RFPD as a discontinued operation. Refer to Note 4 "Discontinued Operations" of the notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on form 10-K.

Financial Summary - Discontinued Operations
Summary financial results for fiscal 2014, 2013, and 2012 are presented in the following table (in thousands):

	Fiscal 2014	Fiscal 2013	Fiscal 2012
Net sales	$402	$636	$2,984
Gross loss (1)	(330)	(553)	(227)
Selling, general, and administrative expenses (2)	215	714	552
Additional (gain)/loss on sale	—	18	(266)
Income tax benefit (3)	(375)	(2,051)	(1,049)
Income (loss) from discontinued operations, net of tax	(170)	766	536
Notes:

(1)	Gross loss for fiscal year 2014, 2013, and 2012 includes unabsorbed manufacturing labor and overhead expenses related to the Manufacturing Agreement with RFPD which ended March 1, 2014.

(2)	Selling, General and Administrative expenses in fiscals 2014, 2013, and 2012 related primarily to professional fees for tax audits resulting from the Transaction.

(3)	The income tax benefits in fiscal years 2014, 2013, and 2012 relates to the reversal of tax reserves.
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
Assets and liabilities classified as discontinued operations on our consolidated balance sheets as of May 31, 2014, and June 1, 2013, include the following (in thousands):

	May 31, 2014	June 1, 2013
Inventories	$18	$303
Discontinued operations - Assets	$18	$303
Accrued liabilities - current	$7	$245
Accrued liabilities - non-current (1)	130	—
Discontinued operations - Liabilities	$137	$245

(1)	Included in accrued liabilities - non-current as of May 31, 2014, is a reserve for an income tax liability due to an ongoing audit.
Liquidity, Financial Position, and Capital Resources
Our growth and cash needs have been primarily financed through income from operations and the proceeds from the sale of RFPD during fiscal 2011.
Cash and cash equivalents were $102.8 million at May 31, 2014. In addition, CD’s and time deposits, classified as short-term investments were $31.7 million and long-term investments were $1.5 million including equity securities of $0.5 million. Cash and investments at May 31, 2014, consisted of $71.8 million in North America, $20.5 million in Europe, $0.9 million in Latin America, and $42.8 million in Asia/Pacific.
Cash and cash equivalents were $102.0 million at June 1, 2013. In addition, CD’s and time deposits classified as short-term investments were $38.9 million and long-term investments were $5.5 million, including equity securities of $0.4 million. Cash and investments at June 1, 2013, consisted of $82.1 million in North America, $22.1 million in Europe, $1.2 million in Latin America, and $41.0 million in Asia/Pacific.

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
Operating activities, which include our discontinued operations, provided $4.6 million of cash during fiscal 2014. We had net loss of $0.5 million during fiscal 2014, which included non-cash stock-based compensation expense of $0.8 million associated with the issuance of stock option awards primarily to our directors and officers and depreciation and amortization expense of $1.1 million associated with our property and equipment as well as amortization of our intangible assets. Changes in our operating assets and liabilities, net of effects of acquired businesses, provided $2.6 million of cash during fiscal 2014, due primarily to the decrease in our income tax receivable of $3.5 million, decrease in inventory of $1.5 million, partially offset by a decrease to our accounts payable of $2.1 million. The decrease in our inventory was the result of reduced inventory purchases during fiscal 2014 due to the decline in net sales.
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
Cash provided by investing activities during fiscal 2014, included proceeds from the maturities of investments of $342.3 million, offset by the purchase of investments of $331.0 million, $1.0 million for the acquisition of WVS, and $2.8 million in capital expenditures, primarily related to a new ERP system implementation.
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
Cash used in financing activities of $11.9 million during fiscal 2014, resulted from $8.7 million of cash used to repurchase common stock and $3.3 million in dividends paid, offset by $0.2 million of proceeds from the issuance of common stock. The repurchase of common stock relates to our share repurchase authorizations. Cash dividends paid of $3.3 million were approved by the Board of Directors on July 23, 2013, October 8, 2013, January 7, 2014, and April 8, 2014.

Cash used in financing activities of $18.4 million during fiscal 2013, was due primarily to $15.0 million related to the repurchases of common stock and $3.6 million in cash dividends paid, offset by $0.2 million in proceeds from the issuance of common stock. The repurchase of common stock relates to our share repurchase authorizations. Cash dividends paid of $3.6 million were approved by the Board of Directors on July 23, 2012, October 8, 2012, January 8, 2013, and April 9, 2013.
Dividend payments during fiscal 2014 were approximately $3.3 million. All future payments of dividends are at the discretion of the Board of Directors. Dividend payments will depend on earnings, capital requirements, operating conditions, and such other factors that the Board may deem relevant.
Contractual Obligations
Contractual obligations by expiration period are presented in the table below as of May 31, 2014 (in thousands):

	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
Lease obligations (1)	$352	$1,770	$171	$331	$2,624
IT services (2)	1,075	—	—	—	1,075
Total	$1,427	$1,770	$171	$331	$3,699

(1)	Lease obligations are related to certain warehouse and office facilities under non-cancelable operating leases.

(2)	IT services are related to the Transaction.
We believe that the existing sources of liquidity, including current cash, will provide sufficient resources to meet known capital requirements and working capital needs for the fiscal year ending May 30, 2015.
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
Allowance for Doubtful Accounts
Our allowance for doubtful accounts includes estimated losses that result from uncollectible receivables. The estimates are influenced by the following: continuing credit evaluation of customers’ financial conditions; aging of receivables, individually and in the aggregate; a large number of customers which are widely dispersed across geographic areas; collectability and delinquency history by geographic area; and the fact that no single customer accounts for more than 10% of net sales. Significant changes in one or more of these considerations may require adjustments affecting net income and net carrying value of accounts receivable. The allowance for doubtful accounts was approximately $0.6 million as of May 31, 2014, and $1.1 million as of June 1, 2013.
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
Inventories
Our worldwide inventories are stated at the lower of cost or market, generally using a weighted-average cost method. Our inventories included approximately $30.9 million of finished goods and $3.0 million of raw materials and work-in-progress as of May 31, 2014, as compared to approximately $31.6 million of finished goods and $2.4 million of raw materials and work-in-progress as of June 1, 2013.

Provisions for obsolete or slow moving inventories are recorded based upon regular analysis of stock rotation privileges, obsolescence, the exiting of certain market segments, and assumptions about future demand and market conditions. If future demand, changes in the industry, or market conditions differ from management’s estimates, additional provisions may be necessary.
We recorded provisions to our inventory reserves of $0.8 million, $0.4 million, and $0.4 million during fiscal 2014, 2013, and 2012, respectively, which were included in cost of sales. The provisions were primarily for obsolete and slow moving parts. The parts were written down to estimated realizable value.
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
During the fourth quarter of each fiscal year, our goodwill balances are reviewed for impairment through the application of a fair-value based test, using the third quarter as the measurement date. In performing our annual review of goodwill balances for impairment, we estimate the fair value of each of our reporting units based on projected future operating results, market approach, and discounted cash flows. Projected future operating results and cash flows used for valuation purposes may reflect considerable improvements relative to historical periods with respect to, among other things, revenue growth and operating margins. Although we believe our projected future operating results and cash flows and related estimates regarding fair values are based on reasonable assumptions, historically, projected operating results and cash flows have not always been achieved. In accordance with ASC 350 “Intangibles - Goodwill and Other”, if indicators of impairment are deemed to be present, we would perform an interim impairment test and any resulting impairment loss would be charged to expense in the period identified.
Our goodwill impairment testing follows the two-step process as defined in ASC 350. The first step in the process compares the fair value of the reporting unit to its carrying value. If the carrying value of the reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the amount of impairment loss to be recognized. In the second step, the fair value of the reporting unit resulting from the first step of the evaluation is allocated to the fair value of all of the assets and liabilities of the reporting unit in order to determine an implied goodwill value. This allocation is similar to the purchase price allocation performed in purchase accounting. If the carrying amount of the goodwill reported exceeds the implied goodwill value, an impairment loss should be recognized in an amount equal to that excess.
Intangible assets are initially recorded at their fair market values determined on quoted market prices in active markets, if available, or recognized valuation models. Intangible assets that have finite useful lives are amortized on a straight-line basis over their useful lives. Our intangible assets represent the fair value for trade name, customer relationships, and non-compete agreements acquired in connection with the acquisitions of Powerlink during our second quarter of fiscal 2012 and D and C acquired during our second quarter of fiscal 2013. Intangible assets fully relate to our EDG segment.
Long-Lived Assets
We review property and equipment, definite-lived intangible assets, and other long-lived assets for impairment whenever adverse events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable.
Loss Contingencies
We accrue a liability for loss contingencies when it is probable that a liability has been incurred and the amount can be reasonably estimated. When only a range of possible losses can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. If we determine that there is at least a reasonable possibility that a loss may have been incurred, we will include a disclosure describing the contingency.

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
New Accounting Pronouncements
In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-12, Compensation - Stock Compensation (Topic718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU standardizes the reporting for these awards by requiring that entities treat these performance targets as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. For all entities, ASU 2014-12 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015; early adoption is permitted. We are currently evaluating the impact that the adoption of ASU 2014-11 will have on our financial condition, results of operations and disclosures.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is principles based guidance that can be applied to all contracts with customers, enhancing comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. The core principle of the guidance is that entities should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The guidance details the steps entities should apply to achieve the core principle. For public entities, ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period; early adoption is not permitted. We are currently evaluating the impact that the adoption of ASU 2014-09 will have on our financial condition, results of operations and disclosures.

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This ASU limits discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. In addition, the amendments in this ASU require expanded disclosures for discontinued operations as well as for disposals that do not qualify as discontinued operations. For public entities, ASU 2014-08 is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2014. Early adoption is permitted for disposals that have not been reported in financial statements previously issued. We are currently evaluating the impact that the adoption of ASU 2014-08 will have on our financial condition, results of operations and disclosures.

We have evaluated and adopted the guidance of the following ASUs issued by the FASB in 2013; adopting these ASUs did not materially impact the presentation of our financial condition, results of operations and disclosures:

•
ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists issued in July 2013. ASU 2013-11 standardizes the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists; it does not require new recurring disclosures. ASU 2013-11 requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward unless specific criteria exist, in which case the unrecognized tax benefit should be presented as a liability and should not be combined with deferred tax assets  .

•
ASU No. 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity issued in March 2013. ASU 2013-05 provides guidance on releasing cumulative translation adjustments (“CTA”) when an entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity, and also provides guidance on releasing CTA in partial sales of equity method investments and in step acquisitions.

•
  ASU No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date issued in February 2013. The guidance in ASU 2013-04 requires entities to measure obligations resulting from joint and several liability arrangements, for which the total obligation amount is fixed at the reporting date, as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount it expects to pay on behalf of its co-obligors. ASU 2013-04 also specifies disclosure requirements.

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
Foreign Currency Exposure
Even though we take into account current foreign currency exchange rates at the time an order is taken, our financial statements, denominated in a non-U.S. functional currency, are subject to foreign exchange rate fluctuations.
Our foreign denominated assets and liabilities are cash, accounts receivable, inventory, accounts payable and intercompany receivables and payables, as we conduct business in countries of the European Union, Asia/Pacific and, to a lesser extent, Canada and Latin America. We could manage foreign exchange exposures by using currency clauses in sales contracts, local debt to offset asset exposures, and forward contracts to hedge significant transactions. We have not entered into any forward contracts in fiscal 2014, fiscal 2013, or fiscal 2012.
Had the U.S. dollar changed unfavorably 10% against various foreign currencies, foreign denominated net sales would have been lower by an estimated $13.8 million during fiscal 2014, an estimated $14.1 million during fiscal 2013, and an estimated $15.8 million during fiscal 2012. Total assets would have declined by an estimated $26.8 million as of the fiscal year ended May 31, 2014, and an estimated $26.1 million as of the fiscal year ended June 1, 2013, while the total liabilities would have decreased by an estimated $0.7 million as of the fiscal year ended May 31, 2014, and an estimated $0.9 million as of the fiscal year ended June 1, 2013.
The interpretation and analysis of these disclosures should not be considered in isolation since such variances in exchanges rates would likely influence other economic factors. Such factors, which are not readily quantifiable, would likely also affect our operations.

ITEM 8. Financial Statements and Supplementary Data
Richardson Electronics, Ltd.
Audited Consolidated Balance Sheets
(in thousands, except per share amounts)

	May 31, 2014	June 1, 2013
Assets
Current assets:
Cash and cash equivalents	$102,752	$102,002
Accounts receivable, less allowance of $581 and $1,092	18,354	18,268
Inventories	33,869	33,975
Prepaid expenses and other assets	1,089	1,155
Deferred income taxes	1,537	1,856
Income tax receivable	2,888	6,429
Investments - current	31,732	38,971
Discontinued operations - assets	18	303
Total current assets	192,239	202,959
Non-current assets:
Property, plant and equipment, net	7,223	5,073
Goodwill	—	1,519
Other Intangibles	843	908
Non-current deferred income taxes	1,724	1,398
Investments - non-current	1,516	5,461
Total non-current assets	11,306	14,359
Total assets	$203,545	$217,318
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,337	$14,255
Accrued liabilities	9,220	9,566
Discontinued operations - liabilities	7	245
Total current liabilities	21,564	24,066
Non-current liabilities:
Non-current deferred income tax liability	5,691	6,726
Other non-current liabilities	1,315	1,287
Discontinued operations - non-current liabilities	130	—
Total non-current liabilities	7,136	8,013
Total liabilities	28,700	32,079
Commitments and contingencies	—	—
Stockholders’ equity
Common stock, $0.05 par value; issued 11,835 shares at May 31, 2014, and 12,263 shares at June 1, 2013	592	613
Class B common stock, convertible, $0.05 par value; issued 2,191 shares at May 31, 2014, and 2,491 shares at June 1, 2013	110	125
Preferred stock, $1.00 par value, no shares issued	—	—
Additional paid-in-capital	66,141	73,979
Common stock in treasury, at cost, 1 share at May 31, 2014, and 9 shares at June 1, 2013	(14)	(105)
Retained earnings	97,959	101,816
Accumulated other comprehensive income	10,057	8,811
Total stockholders’ equity	174,845	185,239
Total liabilities and stockholders’ equity	$203,545	$217,318

Richardson Electronics, Ltd.
Audited Consolidated Statements of Comprehensive Income (Loss)
(in thousands, except per share amounts)

	Fiscal Year Ended
	May 31, 2014	June 1, 2013	June 2, 2012
Statements of Comprehensive Income (Loss)
Net sales	$137,960	$141,066	$157,836
Cost of sales	96,946	99,521	111,055
Gross profit	41,014	41,545	46,781
Selling, general, and administrative expenses	43,496	41,536	40,603
Impairment of goodwill	1,671	—	—
Loss on disposal of assets	—	(2)	(77)
Operating income (loss)	(4,153)	11	6,255
Other (income) expense:
Investment/interest income	(1,018)	(1,306)	(1,386)
Foreign exchange (gain) loss	84	760	(5)
Proceeds from legal settlement	(2,547)	—	—
Other, net	(20)	(85)	(10)
Total other income	(3,501)	(631)	(1,401)
Income (loss) from continuing operations before income taxes	(652)	642	7,656
Income tax provision (benefit)	(307)	160	(334)
Income (loss) from continuing operations	(345)	482	7,990
Income (loss) from discontinued operations, net of tax	(170)	766	536
Net income (loss)	(515)	1,248	8,526
Foreign currency translation gain (loss), net of tax	1,216	(1,508)	(4,227)
Fair value adjustments on investments gain (loss)	30	(30)	(40)
Comprehensive income (loss)	$731	$(290)	$4,259
Net income (loss) per Common share - Basic:
Income (loss) from continuing operations	$(0.03)	$0.03	$0.48
Income (loss) from discontinued operations	(0.01)	0.05	0.03
Total net income (loss) per Common share - Basic:	$(0.04)	$0.08	$0.51
Net income (loss) per Class B common share - Basic:
Income (loss) from continuing operations	$(0.02)	$0.03	$0.43
Income (loss) from discontinued operations	(0.01)	0.05	0.03
Total net income (loss) per Class B common share - Basic:	$(0.03)	$0.08	$0.46
Net income (loss) per Common share - Diluted:
Income (loss) from continuing operations	$(0.03)	$0.03	$0.47
Income (loss) from discontinued operations	(0.01)	0.05	0.03
Total net income (loss) per Common share - Diluted:	$(0.04)	$0.08	$0.50
Net income (loss) per Class B common share - Diluted:
Income (loss) from continuing operations	$(0.02)	$0.03	$0.43
Income (loss) from discontinued operations	(0.01)	0.05	0.03
Total net income (loss) per Class B common share - Diluted:	$(0.03)	$0.08	$0.46
Weighted average number of shares:
Common shares - Basic	11,915	12,448	14,025
Class B common shares - Basic	2,250	2,790	2,941
Common shares - Diluted	11,915	15,372	17,118
Class B common shares - Diluted	2,250	2,790	2,941
Dividends per common share	$0.240	$0.240	$0.200
Dividends per Class B common share	$0.220	$0.220	$0.180

Richardson Electronics, Ltd.
Audited Consolidated Statements of Cash Flows
(in thousands)

	Fiscal Year Ended
	May 31, 2014	June 1, 2013	June 2, 2012
Operating activities:
Net income (loss)	$(515)	$1,248	$8,526
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	1,094	1,057	1,112
Gain on sale of investments	(27)	(28)	—
(Gain) loss on disposal of assets	—	16	(77)
Share-based compensation expense	759	619	481
Deferred income taxes	(1,005)	145	2,855
Impairment of goodwill	1,671	—	—
Change in assets and liabilities, net of effect of acquired businesses:
Accounts receivable	195	1,814	4,112
Income tax receivable	3,541	143	(6,572)
Inventories	1,517	3,097	(4,429)
Prepaid expenses and other assets	96	(329)	5,058
Accounts payable	(2,072)	1,482	(4,712)
Accrued liabilities	(723)	960	(50,115)
Long-term income tax liabilities	133	(1,918)	(5,205)
Other	(51)	319	243
Net cash provided by (used in) operating activities	4,613	8,625	(48,723)
Investing activities:
Cash consideration paid for acquired businesses	(973)	(2,557)	(2,291)
Capital expenditures	(2,781)	(1,640)	(218)
Proceeds from sale of assets	—	4	25
Proceeds from maturity of investments	342,279	154,228	376,633
Purchases of investments	(331,023)	(82,898)	(423,585)
Proceeds from sales of available-for-sale securities	176	188	208
Purchases of available-for-sale securities	(176)	(188)	(208)
Other	98	68	39
Net cash provided by (used in) investing activities	7,600	67,205	(49,397)
Financing activities:
Repurchase of common stock	(8,739)	(15,024)	(23,991)
Proceeds from issuance of common stock	190	198	807
Cash dividends paid	(3,341)	(3,571)	(3,315)
Other	37	—	(75)
Net cash used in financing activities	(11,853)	(18,397)	(26,574)
Effect of exchange rate changes on cash and cash equivalents	390	676	(2,388)
Increase/ (decrease) in cash and cash equivalents	750	58,109	(127,082)
Cash and cash equivalents at beginning of period	102,002	43,893	170,975
Cash and cash equivalents at end of period	$102,752	$102,002	$43,893
Supplemental Disclosure of Cash Flow Information:
Cash paid during the fiscal year for:
Interest	$—	$—	$1
Income taxes	$2,094	$1,680	$40,143

Richardson Electronics, Ltd.
Audited Consolidated Statement of Stockholders’ Equity
(in thousands)

	Common	Class B Common	Par Value	Additional Paid In Capital	Common Stock in Treasury	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance May 28, 2011:	14,921	2,952	$893	$112,179	$(1,493)	$98,927	$11,541	$222,047
Comprehensive income
Net income	—	—	—	—	—	8,526	—	8,526
Foreign currency translation	—	—	—	—	—	—	(4,227)	(4,227)
Fair value adjustments on investments	—	—	—	—	—	—	(40)	(40)
Share-based compensation:
Stock options	—	—	—	481	—	—	—	481
Common stock:
Options Exercised	121	—	5	799	(79)	—	—	725
Converted Class B to Common	—	(32)	—	—	—	—	—	—
Repurchase of common stock	—	—	—	—	(23,991)	—	—	(23,991)
Treasury stock	(2,000)	—	(100)	(25,242)	25,347	—	—	5
Other	32	—	2	—	—	1	(1)	2
Dividends paid to:
Common ($0.20 per share)	—	—	—	—	—	(2,787)	—	(2,787)
Class B ($0.18 per share)	—	—	—	—	—	(528)	—	(528)
Balance June 2, 2012:	13,074	2,920	$800	$88,217	$(216)	$104,139	$7,273	$200,213
Comprehensive income
Net income	—	—	—	—	—	1,248	—	1,248
Foreign currency translation	—	—	—	—	—	—	1,508	1,508
Fair value adjustments on investments	—	—	—	—	—	—	30	30
Share-based compensation:
Non-vested restricted stock	—	—	—	18	—	—	—	18
Stock options	—	—	—	601	—	—	—	601
Common stock:
Employee stock option grant	—	—	—	—	—	—		—
Options Exercised	31	—	2	215	—	—	—	217
Canceled Shares	—	(354)	—	—	—	—	—	—
Converted Class B to Common	200	—	—	—	—	—	—	—
Repurchase of common stock	—	—	—	—	(15,024)	—	—	(15,024)
Treasury stock	(1,196)	(75)	(64)	(15,072)	15,136	—	—	—
Other	154	—	—	—	(1)	—	—	(1)
Dividends paid to:
Common ($0.24 per share)	—	—	—	—	—	(2,971)	—	(2,971)
Class B ($0.22 per share)	—	—	—	—	—	(600)	—	(600)
Balance June 1, 2013:	12,263	2,491	$738	$73,979	$(105)	$101,816	$8,811	$185,239
Comprehensive income
Net loss	—	—	—	—	—	(515)	—	(515)
Foreign currency translation	—	—	—	—	—	—	1,216	1,216
Fair value adjustments on investments	—	—	—	—	—	—	30	30
Share-based compensation:
Non-vested restricted stock	—	—	—	18	—	—	—	18
Stock options	—	—	—	741	—	—	—	741
Common stock:
Employee stock option grant	—	—	—	—	—	—	—	—
Options Exercised	32	—	2	195	—	—	—	197
Canceled Shares	—	(300)	—	—	—	—	—	—
Converted Class B to Common	300	—	—	—	—	—	—	—
Repurchase of common stock	—	—	—	—	(8,739)	—	—	(8,739)
Treasury stock	(764)	—	(38)	(8,791)	8,829	—	—	—
Other	4	—	—	(1)	1	(1)	—	(1)
Dividends paid to:
Common ($0.24 per share)	—	—	—	—	—	(2,853)	—	(2,853)
Class B ($0.22 per share)	—	—	—	—	—	(488)	—	(488)
Balance May 31, 2014:	11,835	2,191	$702	$66,141	$(14)	$97,959	$10,057	$174,845

Notes to Consolidated Financial Statements
(in thousands, except per share amounts)

1.	DESCRIPTION OF THE COMPANY
Richardson Electronics, Ltd. ("we", "us", "the Company", and "our") is incorporated in the state of Delaware. We are a leading global provider of engineered solutions, power grid and microwave tubes and related components, and customized display solutions, serving customers in the alternative energy, aviation, broadcast, communications, industrial, marine, medical, military, scientific, and semiconductor markets. Our strategy is to provide specialized technical expertise and “engineered solutions” based on our core engineering and manufacturing capabilities. We provide solutions and add value through design-in support, systems integration, prototype design and manufacturing, testing, logistics, and aftermarket technical service and repair.
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
Our fiscal year 2014 began on June 2, 2013, and ended on May 31, 2014. Unless otherwise noted, all references to a particular year in this document shall mean our fiscal year.

3.	SIGNIFICANT ACCOUNTING POLICIES AND DISCLOSURES
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
Fair Values of Financial Instruments: The fair values of financial instruments are determined based on quoted market prices and market interest rates as of the end of the reporting period. Our financial instruments include investments, accounts receivable, accounts payable, and accrued liabilities. The fair values of these financial instruments were not materially different from their carrying values at May 31, 2014, and June 1, 2013.
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
Allowance for Doubtful Accounts: Our allowance for doubtful accounts includes estimated losses that result from uncollectible receivables. The estimates are influenced by the following: continuing credit evaluation of customers’ financial conditions; aging of receivables, individually and in the aggregate; a large number of customers which are widely dispersed across geographic areas; collectability and delinquency history by geographic area; and the fact that no single customer accounts for more than 10% of net sales. Significant changes in one or more of these considerations may require adjustments affecting net income and net carrying value of accounts receivable. The allowance for doubtful accounts was approximately $0.6 million as of May 31, 2014, and $1.1 million as of June 1, 2013.

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
Foreign Currency Translation: Balance sheet items for our foreign entities, included in our consolidated balance sheet are translated into U.S. dollars at end-of-period spot rates. Gains and losses resulting from translation of foreign subsidiary financial statements are credited or charged directly to accumulated other comprehensive income/(loss), a component of stockholders’ equity. Revenues and expenses are translated at the current rate on the date of the transaction. Gains and losses resulting from foreign currency transactions are included in income. Foreign currency translation reflected in our consolidated statements of comprehensive income (loss) was a loss of $0.1 million during fiscal 2014, a loss of $0.8 million during fiscal 2013, and a gain of less than $0.1 million during fiscal 2012.
Shipping and Handling Fees and Costs: Shipping and handling costs billed to customers are reported as revenue and the related costs are reported as a component of cost of sales.
Inventories: Our worldwide inventories are stated at the lower of cost or market, generally using a weighted-average cost method. Our inventories include approximately $30.9 million of finished goods and $3.0 million of raw materials and work-in-progress as of May 31, 2014, as compared to approximately $31.6 million of finished goods and $2.4 million of raw materials and work-in-progress as of June 1, 2013.
Provisions for obsolete or slow moving inventories are recorded based upon regular analysis of stock rotation privileges, obsolescence, the exiting of certain markets, and assumptions about future demand and market conditions. If future demand, changes in the industry, or market conditions differ from management’s estimates, additional provisions may be necessary.
We recorded provisions to our inventory reserves of $0.8 million, $0.4 million, and $0.4 million during fiscal 2014, 2013, and 2012, respectively, which were included in cost of sales from continuing operations. The provisions were principally for obsolete and slow moving parts. The parts were written down to estimated realizable value.
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
Investments: During fiscal 2014, we invested in time deposits and certificates of deposit (“CD”) in the amount of $32.7 million. Of this, $31.7 million mature in less than twelve months and $1.0 million mature in greater than twelve months. As of June 1, 2013, we had approximately $44.0 million invested in time deposits and CD’s. Of this, $39.0 million matured in less than twelve months and $5.0 million matured in greater than twelve months. The fair value of these investments is the face value of each time deposit and CD.
We also have investments in equity securities, all of which are classified as available-for-sale and are carried at their fair value based on quoted market prices. Our investments, which are included in non-current assets, had a carrying amount of $0.5 million at May 31, 2014, and $0.4 million at June 1, 2013. Proceeds from the sale of securities were $0.2 million during fiscal 2014 and $0.2 million during fiscal 2013 and fiscal 2012. We reinvested proceeds from the sale of securities, and the cost of the equity securities sold was based on a specific identification method. Gross realized gains and losses on those sales were less than $0.1 million during fiscal 2014 and less than $0.1 million during fiscal 2013 and fiscal 2012. Net unrealized holding losses during fiscal 2014 were less than $0.1 million, and during fiscal 2013 and fiscal 2012, were $0.1 million or less, and have been included in accumulated comprehensive income (loss) during its respective fiscal year.

Discontinued Operations: During fiscal year 2011, we completed the sale of the assets primarily used or held for use in, and certain liabilities of, our RF, Wireless and Power Division ("RFPD"), as well as certain other Company assets, including our information technology assets, to Arrow Electronics, Inc. ("Arrow") in exchange for $238.8 million, ("the Transaction"). In accordance with Accounting Standards Codification ("ASC") 205-20, Presentation of Financial Statements - Discontinued Operations (“ASC 205-20”), we reported the financial results of RFPD as a discontinued operation. Refer to Note 4 “Discontinued Operations” for additional discussion on the sale of RFPD.
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
During the fourth quarter of each fiscal year, our goodwill balances are reviewed for impairment through the application of a fair-value based test, using the third quarter as the measurement date. In performing our annual review of goodwill balances for impairment, we estimate the fair value of each of our reporting units based on projected future operating results, market approach, and discounted cash flows. Projected future operating results and cash flows used for valuation purposes may reflect considerable improvements relative to historical periods with respect to, among other things, revenue growth and operating margins. Although we believe our projected future operating results and cash flows and related estimates regarding fair values are based on reasonable assumptions, historically, projected operating results and cash flows have not always been achieved. In accordance with ASC 350 “Intangibles - Goodwill and Other”, if indicators of impairment are deemed to be present, we would perform an interim impairment test and any resulting impairment loss would be charged to expense in the period identified.
Intangible assets are initially recorded at their fair market values determined on quoted market prices in active markets, if available, or recognized valuation models. Intangible assets that have finite useful lives are amortized on a straight-line basis over their useful lives.
Property, Plant and Equipment: Property, plant and equipment are stated at cost, net of accumulated depreciation. Improvements and replacements are capitalized while expenditures for maintenance and repairs are charged to expense as incurred. Provisions for depreciation are computed using the straight-line method over the estimated useful life of the asset. Depreciation expense was approximately $1.0 million, $1.0 million, and $1.1 million during fiscal 2014, 2013, and 2012, respectively. Property, plant and equipment consist of the following (in thousands):

	May 31, 2014	June 1, 2013
Land and improvements	$1,598	$1,503
Buildings and improvements	18,456	18,384
Computer and communications equipment(1)	3,792	1,676
Construction in progress(1)	1,377	1,305
Machinery and other equipment	5,795	4,963
	$31,018	$27,831
Accumulated depreciation	(23,795)	(22,758)
Property, plant, and equipment, net	$7,223	$5,073

(1)	Relates primarily to IT Infrastructure for our ERP Implementation.
Supplemental disclosure information of the estimated useful life of the asset:

Land improvements	10 years
Buildings and improvements	10 - 30 years
Computer and communications equipment	3 - 10 years
Machinery and other equipment	3 - 10 years
We review property, plant and equipment for impairment whenever adverse events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. We have concluded that property, plant and equipment reported as of May 31, 2014, were not impaired.

Accrued Liabilities: Accrued liabilities consist of the following (in thousands):

	May 31, 2014	June 1, 2013
Compensation and payroll taxes	$4,692	$4,138
Income taxes	68	1,191
Professional fees	560	811
Other accrued expenses	3,900	3,426
Accrued Liabilities	$9,220	$9,566
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
Changes in the warranty reserve during fiscal 2014 and 2013 were as follows (in thousands):

Warranty Reserve
Balance at June 2, 2012	$148
Accruals for products sold	259
Utilization	(219)
Balance at June 1, 2013	$188
Accruals for products sold	202
Utilization	(215)
Balance at May 31, 2014	$175
Other Non-Current Liabilities: Other non-current liabilities of $1.3 million at May 31, 2014, and $1.3 million at June 1, 2013, primarily represent employee-benefits obligations in various non-US locations.
Share-Based Compensation: We measure and recognize compensation cost at fair value for all share-based payments, including stock options. We estimate fair value using the Black-Scholes option-pricing model, which requires assumptions such as expected volatility, risk-free interest rate, expected life, and dividends. Compensation cost is recognized using a graded-vesting schedule over the applicable vesting period, or date on which retirement eligibility is achieved, if shorter (non-substantive vesting period approach). Share-based compensation expense totaled approximately $0.8 million during fiscal 2014, $0.6 million during fiscal 2013, and $0.5 million during fiscal 2012.

Stock options granted generally vest over a period of five years and have contractual terms to exercise of 10 years. A summary of stock option activity is as follows (in thousands, except option prices and years):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options Outstanding at May 28, 2011	883	$8.51
Granted	140	12.87
Exercised	(121)	6.68
Forfeited	(62)	8.91
Cancelled	(74)	7.92
Options Outstanding at June 2, 2012	766	$9.52
Granted	225	11.70
Exercised	(31)	6.37
Forfeited	(14)	10.40
Cancelled	(2)	12.43
Options Outstanding at June 1, 2013	944	$10.13
Granted	224	11.15
Exercised	(32)	5.84
Forfeited	(54)	11.73
Cancelled	(17)	11.52
Options Outstanding at May 31, 2014	1,065	$10.37	6.4	$1,189
Options Vested at May 31, 2014	576	$9.50	4.8	$1,040
There were 32,000 stock options exercised during fiscal 2014, with cash received of $0.2 million. The total intrinsic value of options exercised totaled $0.2 million during fiscal 2014, $0.1 million during fiscal 2013, and $0.6 million during fiscal 2012. The weighted average fair value of stock option grants was $4.53 during fiscal 2014, $4.75 during fiscal 2013, and $5.38 during fiscal 2012. As of May 31, 2014, total unrecognized compensation costs related to unvested stock options was approximately $2.1 million which is expected to be recognized over the remaining weighted average period of five years. The total grant date fair value of stock options vested during fiscal 2014 was $0.8 million.
The fair value of stock options is estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Fiscal Year Ended
	May 31, 2014	June 1, 2013	June 2, 2012
Expected volatility	49.31%	50.79%	53.91%
Risk-free interest rate	2.03%	1.12%	1.52%
Expected lives (years)	6.47	6.37	6.29
Annual cash dividend	$0.24	$0.24	$0.20
The expected volatility assumptions are based on historical experience. The risk-free interest rate is based on the yield of a treasury note with a remaining term equal to the expected life of the stock option.
The expected stock option life assumption is based on the Securities and Exchange Commission’s (“SEC”) guidance in Staff Accounting Bulletin (“SAB”) No. 107 (“SAB No. 107”). On December 21, 2007, the SEC issued SAB No. 110 stating that they will continue to accept SAB No. 107, past the original expiration date of December 31, 2007. For stock options granted during fiscal years 2014, 2013, and 2012, we believe that our historical stock option experience does not provide a reasonable basis upon which to estimate expected term. We utilized the Safe Harbor option, or Simplified Method, to determine the expected term of these options in accordance with SAB No. 107 for options granted. We intend to continue to utilize the Simplified Method for future grants in accordance with SAB No. 110 until such time that we believe that our historical stock option experience will provide a reasonable basis to estimate an expected term.

The following table summarizes information about stock options outstanding at May 31, 2014 (in thousands, except option prices and years):

	Outstanding				Vested
Exercise Price Range	Shares	Price	Life	Aggregate Intrinsic Value	Shares	Price	Life	Aggregate Intrinsic Value
$4.18 to $7.24	224	$5.74	4.8	$994	191	$5.75	4.7	$845
$7.32 to $11.00	135	$8.96	2.3	$195	135	$8.96	2.3	$195
$11.12 to $13.76	706	$12.10	7.7	$—	250	$12.66	6.2	$—
Total	1,065	$10.37	6.4	$1,189	576	$9.50	4.8	$1,040

As of May 31, 2014, we had zero unvested restricted shares compared to 10,000 unvested restricted shares as of
June 1, 2013.
Compensation effects arising from issuing stock awards have been charged against income and recorded as additional paid-in-capital in the consolidated statements of stockholder’s equity and were immaterial during fiscal 2014, 2013, and 2012.
The Employees’ 2011 Long-Term Incentive Compensation Plan authorizes the issuance of up to 750,000 shares as incentive stock options, non-qualified stock options, or stock awards. Under this plan, 359,000 shares are reserved for future issuance. The Plan authorizes the granting of stock options at the fair market value at the date of grant. Generally, these options become exercisable over five years and expire up to 10 years from the date of grant.
On June 16, 2005, our Board of Directors adopted the 2006 Stock Option Plan for Non-Employee Directors which authorizes the issuance of up to 400,000 shares as non-qualified stock options. Under this plan, 70,000 shares of common stock have been reserved for future issuance relating to stock options exercisable based on the passage of time. Each option is exercisable over a period of time from its date of grant at the market value on the grant date and expires after 10 years and one month.
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

The per share amounts presented in the consolidated statements of comprehensive income (loss) are based on the following (amounts in thousands, except per share amounts):

	For the Fiscal Year Ended
	May 31, 2014		June 1, 2013		June 2, 2012
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Numerator for Basic and Diluted EPS:
Income (loss) from continuing operations	$(345)	$(345)	$482	$482	$7,990	$7,990
Less dividends:
Common stock	2,853	2,853	2,971	2,971	2,787	2,787
Class B common stock	488	488	600	600	528	528
Undistributed earnings (losses)	$(3,686)	$(3,686)	$(3,089)	$(3,089)	$4,675	$4,675
Common stock undistributed earnings (losses)	$(3,151)	$(3,151)	$(2,570)	$(2,575)	$3,933	$3,939
Class B common stock undistributed earnings (losses)	(535)	(535)	(519)	(514)	742	736
Total undistributed earnings (losses)	$(3,686)	$(3,686)	$(3,089)	$(3,089)	$4,675	$4,675
Income (loss) from discontinued operations	$(170)	$(170)	$766	$766	$536	$536
Less dividends:
Common stock	2,853	2,853	2,971	2,971	2,787	2,787
Class B common stock	488	488	600	600	528	528
Undistributed earnings (losses)	$(3,511)	$(3,511)	$(2,805)	$(2,805)	$(2,779)	$(2,779)
Common stock undistributed earnings (losses)	$(3,001)	$(3,001)	$(2,334)	$(2,338)	$(2,338)	$(2,342)
Class B common stock undistributed earnings (losses)	(510)	(510)	(471)	(467)	(441)	(437)
Total undistributed earnings (losses)	$(3,511)	$(3,511)	$(2,805)	$(2,805)	$(2,779)	$(2,779)
Net income (loss)	$(515)	$(515)	$1,248	$1,248	$8,526	$8,526
Less dividends:
Common stock	2,853	2,853	2,971	2,971	2,787	2,787
Class B common stock	488	488	600	600	528	528
Undistributed earnings (losses)	$(3,856)	$(3,856)	$(2,323)	$(2,323)	$5,211	$5,211
Common stock undistributed earnings (losses)	$(3,296)	$(3,296)	$(1,933)	$(1,937)	$4,384	$4,391
Class B common stock undistributed earnings (losses)	(560)	(560)	(390)	(386)	827	820
Total undistributed earnings (losses)	$(3,856)	$(3,856)	$(2,323)	$(2,323)	$5,211	$5,211
Denominator for basic and diluted EPS:
Common stock weighted average shares	11,915	11,915	12,448	12,448	14,025	14,025
Class B common stock weighted average shares, and shares under if-converted method for diluted EPS	2,250	2,250	2,790	2,790	2,941	2,941
Effect of dilutive securities
Dilutive stock options		—		134		152
Denominator for diluted EPS adjusted for weighted average shares and assumed conversions		14,165		15,372		17,118
Income (loss) from continuing operations per share:
Common stock	$(0.03)	$(0.03)	$0.03	$0.03	$0.48	$0.47
Class B common stock	$(0.02)	$(0.02)	$0.03	$0.03	$0.43	$0.43
Income (loss) from discontinued operations per share:
Common stock	$(0.01)	$(0.01)	$0.05	$0.05	$0.03	$0.03
Class B common stock	$(0.01)	$(0.01)	$0.05	$0.05	$0.03	$0.03
Net income (loss) per share:
Common stock	$(0.04)	$(0.04)	$0.08	$0.08	$0.51	$0.50
Class B common stock	$(0.03)	$(0.03)	$0.08	$0.08	$0.46	$0.46

Note: Common stock options that were anti-dilutive and not included in diluted earnings per common share for fiscal 2014, fiscal 2013, and fiscal 2012 were 489,064; 280,764; and 272,864, respectively.

New Accounting Pronouncements: In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-12, Compensation - Stock Compensation (Topic718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU standardizes the reporting for these awards by requiring that entities treat these performance targets as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. For all entities, ASU 2014-12 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015; early adoption is permitted. We are currently evaluating the impact that the adoption of ASU 2014-11 will have on our financial condition, results of operations and disclosures.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is principles based guidance that can be applied to all contracts with customers, enhancing comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. The core principle of the guidance is that entities should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The guidance details the steps entities should apply to achieve the core principle. For public entities, ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period; early adoption is not permitted. We are currently evaluating the impact that the adoption of ASU 2014-09 will have on our financial condition, results of operations and disclosures.

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This ASU limits discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. In addition, the amendments in this ASU require expanded disclosures for discontinued operations as well as for disposals that do not qualify as discontinued operations. For public entities, ASU 2014-08 is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2014. Early adoption is permitted for disposals that have not been reported in financial statements previously issued. We are currently evaluating the impact that the adoption of ASU 2014-08 will have on our financial condition, results of operations and disclosures.

We have evaluated and adopted the guidance of the following ASUs issued by the FASB in 2013; adopting these ASUs did not materially impact the presentation of our financial condition, results of operations and disclosures:

•
ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists issued in July 2013. ASU 2013-11 standardizes the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists; it does not require new recurring disclosures. ASU 2013-11 requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward unless specific criteria exist, in which case the unrecognized tax benefit should be presented as a liability and should not be combined with deferred tax assets  .

•
ASU No. 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity issued in March 2013. ASU 2013-05 provides guidance on releasing cumulative translation adjustments (“CTA”) when an entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity, and also provides guidance on releasing CTA in partial sales of equity method investments and in step acquisitions.

•
  ASU No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date issued in February 2013. The guidance in ASU 2013-04 requires entities to measure obligations resulting from joint and several liability arrangements, for which the total obligation amount is fixed at the reporting date, as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount it expects to pay on behalf of its co-obligors. ASU 2013-04 also specifies disclosure requirements.

4.	DISCONTINUED OPERATIONS
Financial Summary - Discontinued Operations
Summary financial results for fiscal 2014, 2013, and 2012 are presented in the following table (in thousands):

	Fiscal 2014	Fiscal 2013	Fiscal 2012
Net sales	$402	$636	$2,984
Gross loss(1)	(330)	(553)	(227)
Selling, general, and administrative expenses (2)	215	714	552
Additional (gain)/loss on sale	—	18	(266)
Income tax provision (benefit) (3)	(375)	(2,051)	(1,049)
Income (loss) from discontinued operations, net of tax	(170)	766	536
Notes:

(1)	Gross loss for fiscal year 2014, 2013, and 2012 includes unabsorbed manufacturing labor and overhead expenses related to the Manufacturing Agreement with RFPD which ended March 1, 2014.

(2)	Selling, General and Administrative expenses in fiscals 2014, 2013, and 2012 related primarily to professional fees for tax audits resulting from the Transaction.

(3)	The income tax benefits in fiscal years 2014, 2013, and 2012 relates to the reversal of tax reserves.
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
Assets and liabilities classified as discontinued operations on our consolidated balance sheets as of May 31, 2014, and June 1, 2013, include the following (in thousands):

	May 31, 2014	June 1, 2013
Inventories	$18	$303
Discontinued operations - Assets	$18	$303
Accrued liabilities - current	$7	$245
Accrued liabilities - non-current (1)	130	—
Discontinued operations - Liabilities	$137	$245

(1)	Included in accrued liabilities - non-current as of May 31, 2014, relate to a reserve for an income tax liability due to an ongoing audit.

5.	ACQUISITIONS
On July 5, 2013, we acquired the assets of WVS for approximately $1.0 million. WVS, located in Meerbusch, Germany, develops and sells RF and microwave products, power grid tubes, vacuum capacitors, as well as industrial microwave equipment. This acquisition provides us with engineering and sales expertise to help expand our presence in the vacuum capacitor market.
The allocation of the final purchase price recorded during the first quarter of fiscal 2014, included $0.7 million of inventory and $0.3 million of fixed assets. Pro forma financial information is not presented due to immateriality.
On September 4, 2012, we acquired the assets of D and C for approximately $2.6 million. D and C, a Florida-based distributor of power grid tubes and associated RF components, services the broadcast, commercial, industrial, medical, military, and scientific markets. This acquisition provides us with access to additional product lines, vendors, and customers.

The allocation of the final purchase price was recorded during the fourth quarter of fiscal 2013 and included $0.2 million of trade receivables, $1.5 million of inventory, $0.7 million of intangibles, and $0.2 million of goodwill. Pro forma financial information is not presented due to immateriality.

6.	GOODWILL AND OTHER INTANGIBLE ASSETS
Changes in the carrying value of goodwill are as follows (in thousands):

TOTAL
Balance at June 2, 2012	$1,261
Premium Paid for D and C Acquisition	230
Foreign currency translation	28
Balance at June 1, 2013	$1,519
Premium Paid for WVS Acquisition	25
Foreign currency translation	127
Impairment on goodwill	(1,671)
Balance at May 31, 2014	$—
Goodwill is initially recorded based on the premium paid for acquisitions and is subsequently tested for impairment, using the first day of our fourth quarter as the measurement date. We test goodwill for impairment annually and whenever events or circumstances indicates an impairment may have occurred, such as a significant adverse change in the business climate, loss of key personnel or a decision to sell or dispose of a reporting unit.
In calculating the fair value for our reporting units, we performed extensive valuation analysis, utilizing both income and market approaches. The following describes the valuation methodologies used to derive the fair value of our EDG reporting unit:

•
Income Approach: To determine the estimated fair value of each reporting unit, we discount the expected cash flows which are developed by management. We estimate our future cash flows after considering current economic conditions and trends, estimated future operating results, our views of growth rates and anticipated future economic and regulatory conditions. To estimate cash flows beyond the final year of our models, we use a terminal value approach and incorporate the present value of the resulting terminal value into our estimate of fair value.

•
Market-Based Approach: To corroborate the results of the income approach described above, we estimate the fair value of our reporting unit using several market-based approaches, including the guideline company method, which focuses on comparing our risk profile and growth prospects to select reasonably similar publicly traded companies.

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
The results of our goodwill impairment tests as of March 1, 2014, indicated that the value of goodwill attributed to our EDG segment was fully impaired. Certain indicators existed to suggest our EDG reporting unit was at risk of its carrying value exceeding its fair value. This included a reduction in the EDG core business as well as a reduction in our forecasted financial results due to the uncertainty with our growth initiatives. As a result, we recorded a pre-tax goodwill impairment charge of $1.7 million. Additionally, a $0.4 million tax benefit was recorded related to the goodwill impairment.
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
Intangible assets subject to amortization as well as amortization expense are as follows (in thousands):

	Intangible Assets Subject to Amortization as of
	May 31, 2014	June 1, 2013
Gross Amounts:
Trade Name	$29	$29
Customer Relationship	977	947
Non-compete Agreements	47	47
Total Gross Amounts	$1,053	$1,023
Accumulated Amortization:
Trade Name	$18	$8
Customer Relationship	178	101
Non-compete Agreements	14	6
Total Accumulated Amortization	$210	$115
We determined that other intangibles were not impaired on the basis of the future undiscounted cash flows expected.
The amortization expense associated with the intangible assets subject to amortization for the next five years is presented in the following table (in thousands):

Amortization Expense
Fiscal Year
2015	$83
2016	68
2017	58
2018	57
2019	47
Thereafter	530
The weighted average number of years of amortization expense remaining is 16.9 years.

7.	LEASE OBLIGATIONS, OTHER COMMITMENTS, AND CONTINGENCIES
We lease certain warehouse and office facilities and office equipment under non-cancelable operating leases. Rent expense from continuing operations for fiscal 2014, 2013, and 2012 was $1.5 million, $1.6 million, and $1.6 million, respectively. Under the terms of the Transaction, Arrow assumed many of our facility leases and we are sub-leasing space from Arrow. Our future lease commitments for minimum rentals, including common area maintenance charges and property taxes during the next five years have been adjusted to reflect the Transaction as follows (in thousands):

Fiscal Year	Payments
2015	$1,518
2016	776
2017	133
2018	86
2019	55
Thereafter	55

8.	INCOME TAXES
Income (loss) before income taxes includes the following components (in thousands):

	Fiscal Year Ended
	May 31, 2014	June 1, 2013	June 2, 2012
United States	$(1,399)	$(2,716)	$982
Foreign	747	3,358	6,674
Income before income taxes	$(652)	$642	$7,656
The provision (benefit) for income taxes for fiscal 2014, 2013, and 2012 consists of the following (in thousands):

	Fiscal Year Ended
	May 31, 2014	June 1, 2013	June 2, 2012
Current:
Federal	$214	$(974)	$950
State	1	56	2
Foreign	601	970	1,156
Total current	$816	$52	$2,108
Deferred:
Federal	$(585)	$(213)	$(2,392)
State	(169)	151	—
Foreign	(369)	170	(50)
Total deferred	$(1,123)	$108	$(2,442)
Income tax provision (benefit)	$(307)	$160	$(334)
The differences between income taxes at the U.S. federal statutory income tax rate of 34% and the reported income tax provision (benefit) for fiscal 2014, 2013, and 2012 are summarized as follows:

	Fiscal Year Ended
	May 31, 2014	June 1, 2013	June 2, 2012
Federal statutory rate	34.0%	34.0%	34.0%
Effect of:
State income taxes, net of federal tax benefit	14.1	(14.5)	0.1
Foreign income inclusion	(10.2)	24.7	5.1
Foreign taxes at other rates	(4.4)	(44.6)	(17.5)
Permanent tax differences	(3.9)	3.2	1.2
Intercompany items	(11.0)	—	—
Compensation items	(12.7)	—	—
Tax reserves	(7.2)	(23.5)	(1.6)
Additional U.S. tax on undistributed foreign earnings	37.6	33.8	(25.4)
Net increase in valuation allowance for deferred tax assets	(3.4)	18.1	—
Additional benefit for carryback of current year federal loss	—	(6.1)	—
Return to provision adjustments	15.3	—	—
Other	(1.2)	(0.2)	(0.3)
Effective tax rate	47.0%	24.9%	(4.4%)

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Our deferred tax assets and liabilities reflect continuing operations as of May 31, 2014 and June 1, 2013. Significant components are as follows (in thousands):

	Fiscal Year Ended
	May 31, 2014	June 1, 2013
Deferred tax assets:
NOL carryforwards - foreign and domestic	$3,405	$3,086
Inventory valuations	1,130	935
Goodwill	989	1,050
Severance reserve	367	200
Foreign capital loss	1,093	1,093
Other	2,753	2,638
Subtotal	$9,737	$9,002
Valuation allowance - foreign and domestic	(4,070)	(4,201)
Net deferred tax assets after valuation allowance	$5,667	$4,801
Deferred tax liabilities:
Accelerated depreciation	$(317)	$(309)
Tax on undistributed earnings	(7,031)	(6,820)
Other	(659)	(1,065)
Subtotal	$(8,007)	$(8,194)
Net Deferred tax assets (liabilities)	$(2,340)	$(3,393)
Supplemental disclosure of deferred tax assets (liabilities) information:
Domestic	$(1,797)	$(2,108)
Foreign	$3,527	$2,916
As of May 31, 2014, we had no domestic federal net operating loss (“NOL”) carryforwards. Domestic state NOL carryforwards amounted to approximately $2.3 million. Foreign NOL carryforwards totaled approximately $1.1 million with various or indefinite expiration dates. We also had no alternative minimum tax credit carryforward or foreign tax credit carryforwards as of May 31, 2014.
We have historically determined that certain undistributed earnings of our foreign subsidiaries, to the extent of cash available, will be repatriated to the U.S. Accordingly, we have provided a deferred tax liability totaling $7.0 million and $6.8 million as of May 31, 2014 and June 1, 2013, respectively, on foreign earnings of $41.3 million. In addition, as of May 31, 2014, $45.4 million of cumulative positive earnings of some of our foreign subsidiaries are still considered permanently reinvested pursuant to ASC 740-30, Income Taxes - Other Considerations or Special Areas (“ASC 740-30”). Due to various tax attributes that are continuously changing, it is not practical to determine what, if any, tax liability might exist if such earnings were to be repatriated.
Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant component of objective evidence evaluated was the cumulative income or loss incurred in each jurisdiction over the three-year period ended May 31, 2014. On the basis of this evaluation, as of May 31, 2014, a valuation allowance of $4.1 million has been established to record only the portion of the deferred tax asset that will more likely than not be realized. The valuation allowance relates to deferred tax assets in jurisdictions where historical taxable losses have been incurred, and domestic state NOL carryforwards related to jurisdictions where the utilization of NOLs have been suspended. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth.
Our future U.S. federal, state, and foreign effective tax rates are expected to be closer to 34.0%, 3.8%, and 27.3%, respectively.
Income taxes paid, including foreign estimated tax payments, were $2.1 million, $1.7 million, and $40.1 million during fiscal 2014, 2013, and 2012, respectively.

In the normal course of business, we are subject to examination by taxing authorities throughout the world. Generally, years prior to fiscal 2005 are closed for examination under the statute of limitation for U.S. federal, state or local, or non-U.S. tax jurisdictions. We are also currently under examination in Germany (fiscal 2009, 2010, and 2011), Italy (fiscal 2011), and Thailand (fiscal 2008 through 2011). Our primary foreign tax jurisdictions are Germany and the Netherlands. We have tax years open in Germany beginning in fiscal 2007 and the Netherlands beginning in fiscal 2008.
The uncertain tax positions as of May 31, 2014 and June 1, 2013, totaled $0.2 million and less than $0.1 million, respectively. Unrecognized tax benefits of $0.2 million would affect our effective tax rate if recognized. The following table summarizes the activity related to the unrecognized tax benefits (in thousands):

	Fiscal Year Ended
	May 31, 2014	June 1, 2013
Unrecognized tax benefits, beginning of period	$32	$1,750
Increase (decrease) due to currency translation	7	2
Increase in positions taken in prior period	163	—
Increase in positions taken in current period	—	99
Decrease in positions due to settlements	—	(1,779)
Decrease related to the expiration of statute of limitations	(41)	(40)
Unrecognized tax benefits, end of period	$161	$32
Unrecognized tax benefits for continuing and discontinued operations are as follows (in thousands):

	Fiscal Year Ended
	May 31, 2014	June 1, 2013
Continuing operations	$66	$17
Discontinuing operations	95	15
	$161	$32
We record penalties and interest relating to uncertain tax positions in the income tax expense line item within the Consolidated Statements of Comprehensive Income (Loss). Accrued interest and penalties are included within the related tax liability line in the Consolidated Balance Sheets. As of May 31, 2014 and June 1, 2013, we recorded a liability for interest and penalties of $0.1 million and less than $0.1 million, respectively.
It is not expected that there will be a change in the unrecognized tax benefits due to the expiration of various statutes of limitations within the next 12 months.

9.	EMPLOYEE BENEFIT PLANS
Employee Profit Sharing Plan: The employee profit sharing plan is a defined contribution profit sharing plan for employees. The profit sharing plan has a 401(k) provision whereby we match 50% of employee contributions up to 4.0% of pay. Charges to expense for matching contributions to this plan were $0.3 million during fiscal 2014 and $0.2 million during fiscal 2013 and fiscal 2012, respectively.

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

The CEO evaluates performance and allocates resources primarily based on the gross profit of each segment.
Operating results by segment are summarized in the following table (in thousands):

	Fiscal Year Ended
	May 31, 2014	June 1, 2013	June 2, 2012
EDG
Net Sales	$103,274	$102,593	$112,586
Gross Profit	31,610	31,431	34,626
Canvys
Net Sales	$34,686	$38,473	$45,250
Gross Profit	9,404	10,114	12,155
A reconciliation of assets to the relevant consolidated amount is as follows (in thousands):

	May 31, 2014	June 1, 2013
Segment assets	$52,790	$53,253
Cash	102,752	102,002
Investments - current	31,732	38,971
Other current assets (1)	5,790	10,857
Net property	7,223	5,073
Investments - non-current	1,516	5,461
Other assets - non-current deferred income taxes	1,724	1,398
Assets of discontinued operations (2)	18	303
Total assets	$203,545	$217,318

(1)	Other current assets include miscellaneous receivables, prepaid expenses, and current deferred income taxes.

(2)	See Note 4 “Discontinued Operations”.
Geographic net sales information is primarily grouped by customer destination into five areas: North America; Asia/Pacific; Europe; Latin America; and Other.
Net sales and gross profit by geographic region are summarized in the following table (in thousands):

	Fiscal Year Ended
	May 31, 2014	June 1, 2013	June 2, 2012
Net Sales
North America	$57,137	$62,269	$68,980
Asia/Pacific	24,069	22,732	25,588
Europe	47,610	45,663	48,998
Latin America	8,936	9,447	9,870
Other	208	955	4,400
Total	$137,960	$141,066	$157,836
Gross Profit
North America	$18,905	$20,963	$22,380
Asia/Pacific	7,849	7,805	9,068
Europe	15,506	14,248	15,107
Latin America	3,231	3,296	3,712
Other	(4,477)	(4,767)	(3,486)
Total	$41,014	$41,545	$46,781

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
Net assets by geographic region are summarized in the following table (in thousands):

	Fiscal Year Ended
	May 31, 2014	June 1, 2013	June 2, 2012
Net Assets
North America	$89,549	$107,976	$121,475
Asia/Pacific	45,334	43,604	47,123
Europe	38,407	36,373	33,843
Latin America	2,202	2,256	1,571
Total	$175,492	$190,209	$204,012

11.	LITIGATION
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
During fiscal 2014, we received settlements in the amount of $2.5 million related to an antitrust class action lawsuit settlement. The settlement was recorded as proceeds from legal settlement within the Other Income section of our Consolidated Statements of Comprehensive Income (Loss).

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
As of May 31, 2014, we held investments that are required to be measured at fair value on a recurring basis. Our investments consist of time deposits and CDs, where face value is equal to fair value, and equity securities of publicly traded companies for which market prices are readily available.
Investments measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of May 31, 2014 and June 1, 2013, were as follows (in thousands):

	Level 1	Level 2	Level 3
May 31, 2014
Time deposits/CDs	$32,732	$—	$—
Equity securities	516	—	—
Total	$33,248	$—	$—
June 1, 2013
Time deposits/CDs	$43,989	$—	$—
Equity securities	443	—	—
Total	$44,432	$—	$—

13.	VALUATION AND QUALIFYING ACCOUNTS
The following table presents the valuation and qualifying account activity for fiscal year ended May 31, 2014,  June 1, 2013, and June 2, 2012, (in thousands):

Description	Balance at beginning of period	Charged to expense		Deductions		Balance at end of period
Year ended May 31, 2014
Allowance for doubtful accounts	$1,092	$114	(1)	$625	(2)	$581
Inventory provisions	2,715	751	(3)	325	(4)	3,141
Year ended June 1, 2013
Allowance for doubtful accounts	$1,058	$135	(1)	$101	(2)	$1,092
Inventory provisions	2,976	412	(3)	673	(4)	2,715
Year ended June 2, 2012
Allowance for doubtful accounts	$438	$638	(1)	$18	(2)	$1,058
Inventory provisions	4,519	445	(3)	1,988	(4)	2,976

Notes:

(1)	Charges to bad debt expense

(2)	Uncollectible amounts written off, net of recoveries and foreign currency translation.

(3)
Charges to cost of sales. Included in fiscal 2014 are inventory write-downs of $0.6 million for EDG and $0.2 million for Canvys. Included in fiscal 2013 are inventory write-downs of $0.2 million for EDG and $0.2 million for Canvys. Included in fiscal 2012 are inventory write-downs of $0.2 million for EDG and $0.2 million for Canvys.

(4)	Inventory disposed of or sold, net of foreign currency translation.

14.	SELECTED QUARTERLY FINANCIAL DATA

Description	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2014
Net sales	$34,257	$35,436	$32,884	$35,383
Gross profit	10,192	11,007	9,651	10,164
Income (loss) from continuing operations	1,979	631	(112)	(2,843)
Income (loss) from discontinued operations	(11)	(107)	(420)	368
Net income (loss)	1,968	524	(532)	(2,475)
Income (loss) from continuing operations
Common stock - basic	$0.14	$0.05	$(0.01)	$(0.21)
Class B common stock - basic	$0.13	$0.04	$(0.01)	$(0.19)
Common stock - diluted	$0.14	$0.04	$(0.01)	$(0.21)
Class B common stock - diluted	$0.13	$0.04	$(0.01)	$(0.19)
Income (loss) from discontinued operations
Common stock - basic	$—	$(0.01)	$(0.03)	$0.03
Class B common stock - basic	$—	$(0.01)	$(0.03)	$0.02
Common stock - diluted	$—	$(0.01)	$(0.03)	$0.03
Class B common stock - diluted	$—	$(0.01)	$(0.03)	$0.02
Net income (loss)
Common stock - basic	$0.14	$0.04	$(0.04)	$(0.18)
Class B common stock - basic	$0.13	$0.03	$(0.04)	$(0.17)
Common stock - diluted	$0.14	$0.03	$(0.04)	$(0.18)
Class B common stock - diluted	$0.13	$0.03	$(0.04)	$(0.17)
Fiscal 2013
Net sales	$35,650	$36,603	$33,630	$35,183
Gross profit	10,646	10,742	9,910	10,247
Income (loss) from continuing operations	734	581	586	(1,419)
Income (loss) from discontinued operations	(87)	(203)	(182)	1,238
Net income (loss)	647	378	404	(181)
Income (loss) from continuing operations
Common stock - basic	$0.05	$0.04	$0.04	$(0.10)
Class B common stock - basic	$0.04	$0.03	$0.04	$(0.09)
Common stock - diluted	$0.05	$0.04	$0.04	$(0.09)
Class B common stock - diluted	$0.04	$0.03	$0.04	$(0.08)
Income (loss) from discontinued operations
Common stock - basic	$(0.01)	$(0.01)	$(0.01)	$0.08
Class B common stock - basic	$—	$(0.01)	$(0.01)	$0.08
Common stock - diluted	$(0.01)	$(0.01)	$(0.01)	$0.08
Class B common stock - diluted	$—	$(0.01)	$(0.01)	$0.08
Net income (loss)
Common stock - basic	$0.04	$0.03	$0.03	$(0.02)
Class B common stock - basic	$0.04	$0.02	$0.03	$(0.01)
Common stock - diluted	$0.04	$0.03	$0.03	$(0.01)
Class B common stock - diluted	$0.04	$0.02	$0.03	$—

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Richardson Electronics, Ltd.:
We have audited the accompanying consolidated balance sheets of Richardson Electronics, Ltd. as of May 31, 2014, and June 1, 2013, and the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended May 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Richardson Electronics, Ltd. at May 31, 2014, and June 1, 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended May 31, 2014, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Richardson Electronics Ltd’s internal control over financial reporting as of May 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated July 25, 2014, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Chicago, Illinois
July 25, 2014

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Richardson Electronics, Ltd.:
We have audited Richardson Electronics Ltd.’s, internal control over financial reporting as of May 31, 2014, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Richardson Electronics Ltd.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Richardson Electronics, Ltd. maintained, in all material respects, effective internal control over financial reporting as of May 31, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Richardson Electronics, Ltd. as of May 31, 2014, and June 1, 2013, and the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended May 31, 2014, of Richardson Electronics, Ltd., and our report dated July 25, 2014, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Chicago, IL
July 25, 2014

ITEM 9A.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures
Management of the Company, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of May 31, 2014. Disclosure controls and procedures are intended to provide reasonable assurance that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of May 31, 2014.

(a)	Management’s Report on Internal Control over Financial Reporting
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
Under the supervision of the Chief Executive Officer and Chief Financial Officer, management conducted an assessment of the effectiveness of our internal control over financial reporting as of May 31, 2014, based on the framework in the Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that assessment, management has concluded that the Company’s internal control over financial reporting was effective as of May 31, 2014.
Management’s assessment of the effectiveness of our internal control over financial reporting as of May 31, 2014, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

(a)	Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the most recent fiscal year that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None
Results of Operation and Financial Condition and Declaration of Dividend
On July 23, 2014, we issued a press release reporting results for our fourth quarter and fiscal year ended May 31, 2014, and the declaration of a quarterly cash dividend. A copy of the press release is furnished as Exhibit 99.1 to this Form 10-K and incorporated by reference herein.

PART III
ITEM 10. Directors, Executive Officers and Corporate Governance
Information concerning directors and executive officers of the registrant will be contained in our Proxy Statement to be issued in connection with our Annual Meeting of Stockholders scheduled to be held on October 7, 2014, and is incorporated herein by reference.
ITEM 11. Executive Compensation
Information concerning executive compensation will be contained in our Proxy Statement to be issued in connection with our Annual Meeting of Stockholders scheduled to be held on October 7, 2014, and is incorporated herein by reference.
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information concerning security ownership of certain beneficial owners and management will be contained in our Proxy Statement to be issued in connection with our Annual Meeting of Stockholders scheduled to be held on October 7, 2014, and is incorporated herein by reference.
Equity Compensation Plan Information
The following table sets forth information as of May 31, 2014, with respect to compensation plans under which equity securities are authorized for issuance:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Per Share Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity Compensation Plans Approved by Security Holders	1,041,714		$10.31		428,959
Equity Compensation Plans Not Approved by Security Holders	23,564	(1)	$12.95	(1)	—
Total	1,065,278		$10.37		428,959

(1)	Options issued in 1987 pursuant to an employment contract with a former officer and director of Richardson Electronics, Ltd.
ITEM 13. Certain Relationships and Related Transactions, and Director Independence
Information concerning certain relationships and related transactions will be contained in our Proxy Statement to be issued in connection with our Annual Meeting of Stockholders scheduled to be held on October 7, 2014, and is incorporated herein by reference.
ITEM 14. Principal Accountant Fees and Services
Information concerning accountant fees and services will be contained in our Proxy Statement to be issued in connection with our Annual Meeting of Stockholders scheduled to be held on October 7, 2014, and is incorporated herein by reference.

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
Richardson Electronics, Ltd.

	Signature	Title	Date

By:	/s/ Edward J. Richardson	Chairman of the Board, Chief Executive Officer (Principal Executive Officer), President, and Director	July 25, 2014
Edward J. Richardson
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Edward J. Richardson	Chairman of the Board, Chief Executive Officer (Principal Executive Officer), President, and Director	July 25, 2014
Edward J. Richardson

/s/ Kathleen S. Dvorak	Chief Financial Officer (Principal Financial Officer)	July 25, 2014
Kathleen S. Dvorak

/s/ James M. Dudek Jr.	Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	July 25, 2014
James M. Dudek Jr.

/s/ Paul J. Plante	Director	July 25, 2014
Paul J. Plante

/s/ Jacques Belin	Director	July 25, 2014
Jacques Belin

/s/ James Benham	Director	July 25, 2014
James Benham

/s/ Kenneth Halverson	Director	July 25, 2014
Kenneth Halverson

/s/ Scott Hodes	Director	July 25, 2014
Scott Hodes

PART IV
ITEM 15. Exhibits and Financial Statement Schedules

(a)	List of Documents Filed as a Part of This Report:
	(1)	Index to Consolidated Financial Statements:
Consolidated Balance Sheets as of May 31, 2014, and June 1, 2013.
Consolidated Statements of Comprehensive Income (Loss) for each of the three years ended May 31, 2014, June 1, 2013, and June 2, 2012.
Consolidated Statements of Cash Flows for each of the three years ended May 31, 2014, June 1, 2013, and June 2, 2012.
Consolidated Statements of Stockholders’ Equity for each of the three years ended May 31, 2014, June 1, 2013, and June 2, 2012.
Notes to Consolidated Financial Statements.
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm.
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

10(j) †
Employment, Nondisclosure and Non-Compete Agreement dated June 26, 2014, by and between the Company and Gregory J. Peloquin (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on June 27, 2014).

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

Exhibit Number	Description
10(o)(i)
Amendment No. 1 to Acquisition Agreement, dated February 28, 2011, between Richardson Electronics, Ltd., and Arrow Electronics, Inc. (incorporated by reference to Exhibit 10(q)(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 28, 2011).

14	Corporate Code of Conduct (incorporated by reference to and Form 8-K filed on June 4, 2012).
21	Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm - Ernst & Young LLP.
31.1	Certification of Edward J. Richardson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed pursuant to Part I).
31.2	Certification of Kathleen S. Dvorak pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed pursuant to Part I).
32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed pursuant to Part I).
99.1	Press release, dated July 23, 2014.
101
The following financial information from our Annual Report on Form 10-K for the fourth quarter and fiscal year ended May 31, 2014, filed with the SEC on July 25, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Audited Consolidated Balance Sheet as of May 31, 2014, (ii) the Audited Consolidated Statements of Income and Comprehensive Income (Loss) for the three months and 12 months ended May 31, 2014, (iii) the Audited Consolidated Statements of Cash Flows for the three and 12 months ended May 31, 2014, (iv) the Audited Consolidated Statement of Stockholder’s Equity as of May 31, 2014, and (v) Notes to Audited Consolidated Financial Statements.

†	Executive Compensation Plan or Agreement