Form 10-Q
period 2014-08-30
RICHARDSON ELECTRONICS LTD/DE
filed 2014-10-09
CIK 355948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of October 6, 2014, there were outstanding 11,855,568 shares of Common Stock, $0.05 par value and 2,140,644 shares of Class B Common Stock, $0.05 par value, which are convertible into Common Stock of the registrant on a share for share basis.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Richardson Electronics, Ltd.
Consolidated Balance Sheets
(in thousands, except per share amounts)

	Unaudited	Audited
	August 30, 2014	May 31, 2014
Assets
Current assets:
Cash and cash equivalents	$98,084	$102,752
Accounts receivable, less allowance of $564 and $581	18,494	18,354
Inventories	35,620	33,869
Prepaid expenses and other assets	936	1,089
Deferred income taxes	1,803	1,537
Income tax receivable	580	2,888
Investments—current	26,362	31,732
Discontinued operations—assets	—	18
Total current assets	181,879	192,239
Non-current assets:
Property, plant and equipment, net	7,723	7,223
Other intangibles	820	843
Non-current deferred income taxes	1,686	1,724
Investments—non-current	8,797	1,516
Total non-current assets	19,026	11,306
Total assets	$200,905	$203,545
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,336	$12,337
Accrued liabilities	8,490	9,220
Discontinued operations—liabilities	—	7
Total current liabilities	20,826	21,564
Non-current liabilities:
Long-term income tax liabilities	5,876	5,691
Other non-current liabilities	1,296	1,315
Discontinued operations—non-current liabilities	126	130
Total non-current liabilities	7,298	7,136
Total liabilities	28,124	28,700
Commitments and contingencies	—	—
Stockholders’ equity
Common stock, $0.05 par value; issued 11,906 shares at August 30, 2014, and 11,835 shares at May 31, 2014	595	592
Class B common stock, convertible, $0.05 par value; issued 2,141 shares at August 30, 2014 and 2,191 shares at May 31, 2014	107	110
Preferred stock, $1.00 par value, no shares issued	—	—
Additional paid-in capital	66,419	66,141
Common stock in treasury, at cost, 50 shares at August 30, 2014, and 1 share at May 31, 2014	(501)	(14)
Retained earnings	97,048	97,959
Accumulated other comprehensive income	9,113	10,057
Total stockholders’ equity	172,781	174,845
Total liabilities and stockholders’ equity	$200,905	$203,545

Richardson Electronics, Ltd.
Unaudited Consolidated Statements of Comprehensive Income (Loss)
(in thousands, except per share amounts)

	Three Months Ended
	August 30, 2014	August 31, 2013
Statements of Comprehensive Income (Loss)
Net Sales	$34,699	$34,257
Cost of Sales	24,041	24,065
Gross profit	10,658	10,192
Selling, general, and administrative expenses	11,182	10,069
Gain on disposal of assets	9	—
Operating income (loss)	(533)	123
Other (income) expense:
Investment/interest income	(256)	(265)
Foreign exchange (gain) loss	(57)	106
Proceeds from legal settlement	—	(2,115)
Other, net	(2)	(30)
Total other income	(315)	(2,304)
Income (loss) from continuing operations before income taxes	(218)	2,427
Income tax provision (benefit)	(135)	448
Income (loss) from continuing operations	(83)	1,979
Loss from discontinued operations, net of tax	—	(11)
Net income (loss)	(83)	1,968
Foreign currency translation gain (loss), net of tax	(968)	425
Fair value adjustments on investments	25	1
Comprehensive income (loss)	$(1,026)	$2,394
Net income (loss) per Common share - Basic:
Income (loss) from continuing operations	$(0.01)	$0.14
Income (loss) from discontinued operations	—	—
Total net income (loss) per Common share - Basic:	$(0.01)	$0.14
Net income (loss) per Class B common share - Basic:
Income (loss) from continuing operations	$(0.01)	$0.13
Income (loss) from discontinued operations	—	—
Total net income (loss) per Class B common share - Basic:	$(0.01)	$0.13
Net income (loss) per Common share - Diluted:
Income (loss) from continuing operations	$(0.01)	$0.14
Income (loss) from discontinued operations	—	—
Total net income (loss) per Common share - Diluted:	$(0.01)	$0.14
Net income (loss) per Class B common share - Diluted:
Income (loss) from continuing operations	$(0.01)	$0.13
Income (loss) from discontinued operations	—	—
Total net income (loss) per Class B common share - Diluted:	$(0.01)	$0.13
Weighted average number of shares:
Common shares - Basic	11,822	12,127
Class B common shares - Basic	2,182	2,428
Common shares - Diluted	11,822	14,688
Class B common shares - Diluted	2,182	2,428
Dividends per common share	$0.060	$0.060
Dividends per Class B common share	$0.054	$0.054

Richardson Electronics, Ltd.
Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended
	August 30, 2014	August 31, 2013
Operating activities:
Net income (loss)	$(83)	$1,968
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	366	248
Gain on sale of investments	(3)	(7)
Share-based compensation expense	120	114
Deferred income taxes	(79)	(59)
Change in assets and liabilities, net of effect of acquired businesses:
Accounts receivable	(372)	(1,218)
Income tax receivable	2,308	2,751
Inventories	(2,110)	(450)
Prepaid expenses and other assets	135	156
Accounts payable	101	(2,547)
Accrued liabilities	(662)	(1,890)
Long-term income tax liabilities	—	(242)
Other	(49)	(9)
Net cash used in operating activities	(328)	(1,185)
Investing activities:
Cash consideration paid for acquired businesses	—	(973)
Capital expenditures	(834)	(441)
Proceeds from maturity of investments	30,482	40,488
Purchases of investments	(32,362)	(40,094)
Proceeds from sales of available-for-sale securities	37	56
Purchases of available-for-sale securities	(37)	(56)
Other	(28)	69
Net cash used in investing activities	(2,742)	(951)
Financing activities:
Repurchase of common stock	(488)	(6,700)
Proceeds from issuance of common stock	158	71
Cash dividends paid	(828)	(857)
Other	1	1
Net cash used in financing activities	(1,157)	(7,485)
Effect of exchange rate changes on cash and cash equivalents	(441)	149
Decrease in cash and cash equivalents	(4,668)	(9,472)
Cash and cash equivalents at beginning of period	102,752	102,002
Cash and cash equivalents at end of period	$98,084	$92,530

Richardson Electronics, Ltd.
Consolidated Statement of Stockholders’ Equity
(in thousands)

	Common	Class B Common	Par Value	Additional Paid-in Capital	Common Stock in Treasury	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance May 31, 2014:	11,835	2,191	$702	$66,141	$(14)	$97,959	$10,057	$174,845
Comprehensive income (loss)
Net loss	—	—	—	—	—	(83)	—	(83)
Foreign currency translation	—	—	—	—	—	—	(968)	(968)
Fair value adjustments on investments	—	—	—	—	—	—	25	25
Share-based compensation:
Stock options	—	—	—	120	—	—	—	120
Common stock:
Options Exercised	21	—	—	158	—	—	—	158
Canceled Shares	—	(50)	—	—	—	—	—	—
Converted Class B to Common	50	—	—	—	—	—	—	—
Repurchase of common stock	—	—	—	—	(488)	—	—	(488)
Other	—	—	—	—	1	—	(1)	—
Dividends paid to:
Common ($0.06 per share)	—	—	—	—	—	(710)	—	(710)
Class B ($0.054 per share)	—	—	—	—	—	(118)	—	(118)
Balance August 30, 2014:	11,906	2,141	$702	$66,419	$(501)	$97,048	$9,113	$172,781

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
During the first quarter of fiscal 2015, we created a new strategic business unit called Richardson Healthcare (“Healthcare”).  As hospitals remain under pressure to reduce costs while serving a much larger customer base, there is a growing demand for independent sources of high value replacement parts for diagnostic imaging. Having access to parts that are tested and in stock enables hospitals to terminate expensive service contracts with the Original Equipment Manufacturers ("OEM") and instead use third party service providers or in house technicians. With our global infrastructure, technical sales team, and experience servicing the healthcare market, we are well positioned to take advantage of this market opportunity.  Over time we will expand our position from being the leader in power grid tubes to a key player in the high growth, high profile healthcare industry.
We have three operating segments, which we define as follows:
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
Canvys provides customized display solutions serving the corporate enterprise, financial, industrial, and OEM markets.
Healthcare manufactures, distributes and services high value replacement parts for the healthcare market including hospitals, medical centers, independent service organizations, and multi-vendor service providers. Products include power grid tubes, hydrogen thyratrons, klystrons, magnetrons; Image Systems medical displays and workstations for picture archiving and communication systems ("PACS"); visual solutions for operating rooms/surgical environments; digital radiography solutions including replacement flat panel detectors and upgrades; and additional replacement components currently under development for the diagnostic imaging service market. Through a combination of newly developed products and partnerships, service offerings, and training programs we help our customers improve efficiency and deliver better clinical outcomes while lowering the cost of healthcare delivery.
We currently have operations in the following major geographic regions: North America, Asia/Pacific, Europe, and Latin America.

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

Our fiscal quarter ends on the Saturday nearest the end of the quarter-ending month. The first three months of fiscal 2015 and 2014 contained 13 weeks, respectively.
In the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results of interim periods have been made. All inter-company transactions and balances have been eliminated. The unaudited consolidated financial statements presented herein include the accounts of our wholly owned subsidiaries. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The results of our operations for the three months ended August 30, 2014, are not necessarily indicative of the results that may be expected for the fiscal year ending May 30, 2015.
Due to the change in our healthcare business model, the financial results for our healthcare business that were part of our Canvys segment will now be part of our Healthcare segment.  All prior period segment financial results have been revised to reflect this change.
The financial information contained in this report should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended May 31, 2014, that we filed on July 25, 2014.
3. CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Inventories: Our consolidated inventories are stated at the lower of cost or market, generally using a weighted-average cost method. Our inventories include approximately $32.5 million of finished goods and $3.1 million of raw materials and work-in-progress as of August 30, 2014, as compared to approximately $30.9 million of finished goods and $3.0 million of raw materials and work-in-progress as of May 31, 2014.
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
Loss Contingencies: We accrue a liability for loss contingencies when it is probable that a liability has been incurred and the amount can be reasonably estimated. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. If we determine that there is at least a reasonable possibility that a significant loss may have been incurred, we will include a disclosure describing the contingency.
Other Intangible Assets: Intangible assets are initially recorded at their fair market values determined on quoted market prices in active markets, if available, or recognized valuation models. Intangible assets that have finite useful lives are amortized on a straight-line basis over their useful lives.
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

Financial Summary – Discontinued Operations
Summary financial results for the three months ended August 30, 2014, and August 31, 2013, are presented in the following table (in thousands):

	Three Months Ended
	August 30, 2014	August 31, 2013
Net sales	$—	$86
Gross profit (loss) (1)	—	(49)
Selling, general, and administrative expenses (2)	—	32
Income tax provision (benefit)	—	(70)
Loss from discontinued operations, net of tax	$—	$(11)
Notes:
(1) Gross profit (loss) for fiscal year 2014 includes unabsorbed manufacturing labor and overhead expenses related to the Manufacturing Agreement with RFPD which ended March 1, 2014.
(2) Selling, General, and Administrative expenses relate primarily to professional fees for tax audits resulting from the Transaction.
Net sales and gross profit (loss) for the three months ended August 31, 2013, reflect our financial results relating to the Manufacturing Agreement with Arrow that we entered into in connection with the Transaction. The Manufacturing Agreement ended on March 1, 2014.
Assets and liabilities classified as discontinued operations on our consolidated balance sheets as of August 30, 2014, and May 31, 2014, include the following (in thousands):

	August 30, 2014	May 31, 2014
Inventories	$—	$18
Discontinued operations - Assets	$—	$18

Accrued liabilities - current	$—	$7
Accrued liabilities - non-current (1)	126	130
Discontinued operations - Liabilities	$126	$137
(1) Included in accrued liabilities - non-current is a reserve for an income tax liability due to an ongoing audit.
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

6. OTHER INTANGIBLE ASSETS
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
Intangible assets subject to amortization as well as amortization expense are as follows (in thousands):

	Intangible Assets Subject to
	Amortization as of
	August 30, 2014	May 31, 2014
Gross Amounts:
Trade Name	$29	$29
Customer Relationship	975	977
Non-compete Agreements	47	47
Total Gross Amounts	$1,051	$1,053
Accumulated Amortization:
Trade Name	$21	$18
Customer Relationship	194	178
Non-compete Agreements	16	14
Total Accumulated Amortization	$231	$210
The amortization expense associated with the intangible assets subject to amortization for the next five years is presented in the following table (in thousands):

Amortization
Expense
Fiscal Year
Remaining 2015	$62
2016	68
2017	58
2018	57
2019	47
Thereafter	528
The weighted average number of years of amortization expense remaining is 17.3.
7. INVESTMENTS
As of August 30, 2014, we had approximately $34.6 million invested in time deposits and certificates of deposit (“CD”). Of this, $26.4 million mature in less than twelve months and $8.2 million mature in more than twelve months. The fair value of these investments is equal to the face value of each time deposit and CD.
As of May 31, 2014, we had approximately $32.7 million invested in time deposits and CD’s. Of this, $31.7 million mature in less than twelve months and $1.0 million mature in more than twelve months. The fair value of these investments is equal to the face value of each time deposit and CD.

We also have investments in equity securities, all of which are classified as available-for-sale and are carried at their fair value based on quoted market prices. Our investments, which are included in non-current assets, had a carrying amount of $0.5 million as of August 30, 2014, and as of May 31, 2014. Proceeds from the sale of securities were less than $0.1 million million during the first quarter of fiscal 2015 and $0.1 million during the first quarter of fiscal 2014. We reinvested proceeds from the sale of securities, and the cost of the equity securities sold was based on a specific identification method. Gross realized gains and losses on those sales were less than $0.1 million during the first quarter of fiscal 2015 and fiscal 2014. Net unrealized holding gains of less than $0.1 million during the first quarter of fiscal 2015 and fiscal 2014, have been included in accumulated other comprehensive income.
8. WARRANTIES
We offer warranties for the limited number of specific products we manufacture. We also provide extended warranties for some products we sell that lengthen the period of coverage specified in the manufacturer’s original warranty. Our warranty terms generally range from one to five years.
Warranty reserves are established for costs that are expected to be incurred after the sale and delivery of products under warranty. Warranty reserves are included in accrued liabilities on our consolidated balance sheets. The warranty reserves are determined based on known product failures, historical experience, and other available evidence. Warranty reserves were approximately $0.2 million as of August 30, 2014, and May 31, 2014.
9. LEASE OBLIGATIONS, OTHER COMMITMENTS, AND CONTINGENCIES
We lease certain warehouse and office facilities and office equipment under non-cancelable operating leases. Rent expense from continuing operations during the first three months of fiscal 2015 was $0.4 million and $0.4 million during the first three months of fiscal 2014. Under the terms of the Transaction, Arrow assumed many of our facility leases and we are sub-leasing space from Arrow. Our future lease commitments for minimum rentals, including common area maintenance charges and property taxes during the next five years are as follows (in thousands):

Fiscal Year	Payments
Remaining 2015	$1,092
2016	665
2017	133
2018	86
2019	55
Thereafter	55
10. INCOME TAXES
The effective income tax rate from continuing operations during the first three months of fiscal 2015 was a tax benefit of 61.9%, as compared to a tax provision of 18.5% during the first three months of fiscal 2014. The difference in rate during the first three months of fiscal 2015, as compared to fiscal 2014, reflects the impact of tax benefit on the three month loss for fiscal 2015, as well as the relative amount of foreign earnings considered to be permanently reinvested with respect to ASC 740-30, Income Taxes – Other Considerations or Special Areas, the deferred tax impact of the change in the statutory tax rate in Japan, and the recording of a tax benefit related to compensation expense. The 61.9% effective rate differs from the federal statutory rate of 34.0% as a result of our geographical distribution of income, apportionment of income to various states, the deferred tax impact of the change in the statutory tax rate in Japan, the recording of a tax benefit related to compensation expense, and our position with respect to ASC 740-30, Income Taxes – Other Considerations or Special Areas.

In the normal course of business, we are subject to examination by taxing authorities throughout the world. Generally, years prior to fiscal 2007 are closed for examination under the statute of limitation for U.S. federal, U.S. state and local, or non-U.S. tax jurisdictions. We are also currently under examination in Germany (fiscal 2009 through 2011), Italy (fiscal 2011), and Thailand (fiscal 2008 through 2011). Our most significant foreign tax jurisdictions are Germany and the Netherlands. We have tax years open in Germany beginning in fiscal 2007 and the Netherlands beginning in fiscal 2008.
We have historically determined that certain undistributed earnings of our foreign subsidiaries, to the extent of cash available, will be repatriated to the U.S. Accordingly, we have provided a deferred tax liability totaling $6.8 million as of August 30, 2014, on foreign earnings of $41.6 million. In addition, as of August 30, 2014, approximately $43.1 million of cumulative positive earnings of some of our foreign subsidiaries are considered permanently reinvested pursuant to ASC 740-30, Income Taxes-Other Considerations or Special Areas. Due to various tax attributes that are continuously changing, it is not practicable to determine what, if any, tax liability might exist if such earnings were to be repatriated.
As of August 30, 2014, our consolidated liability for uncertain tax positions, excluding interest and penalties, was less than $0.1 million as compared to no liabilities for uncertain tax positions as of August 31, 2013. We have recorded immaterial penalties and interest relating to uncertain tax positions in the income tax expense line item within the unaudited consolidated statements of income and comprehensive income.
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

The earnings per share (“EPS”) presented in our unaudited consolidated statements of comprehensive income (loss) are based on the following amounts (in thousands, except per share amounts):

	For the Three Months Ended
	August 30, 2014		August 31, 2013
	Basic	Diluted	Basic	Diluted

Numerator for Basic and Diluted EPS:
Income (loss) from continuing operations	$(83)	$(83)	$1,979	$1,979
Less dividends:
Common stock	710	710	723	723
Class B common stock	118	118	134	134
Undistributed earnings (losses)	$(911)	$(911)	$1,122	$1,122
Common stock undistributed earnings (losses)	$(781)	$(781)	$951	$952
Class B common stock undistributed earnings (losses)	(130)	(130)	171	170
Total undistributed earnings (losses)	$(911)	$(911)	$1,122	$1,122
Loss from discontinued operations	$—	$—	$(11)	$(11)
Less dividends:
Common stock	710	710	723	723
Class B common stock	118	118	134	134
Undistributed losses	$(828)	$(828)	$(868)	$(868)
Common stock undistributed losses	$(710)	$(710)	$(735)	$(737)
Class B common stock undistributed losses	(118)	(118)	(133)	(131)
Total undistributed losses	$(828)	$(828)	$(868)	$(868)
Net income (loss)	$(83)	$(83)	$1,968	$1,968
Less dividends:
Common stock	710	710	723	723
Class B common stock	118	118	134	134
Undistributed earnings (losses)	$(911)	$(911)	$1,111	$1,111
Common stock undistributed earnings (losses)	$(781)	$(781)	$941	$943
Class B common stock undistributed earnings (losses)	(130)	(130)	170	168
Total undistributed earnings (losses)	$(911)	$(911)	$1,111	$1,111
Denominator for basic and diluted EPS:
Common stock weighted average shares	11,822	11,822	12,127	12,127
Class B common stock weighted average shares, and shares under if-converted method for diluted EPS	2,182	2,182	2,428	2,428
Effect of dilutive stock options		—		133
Denominator for diluted EPS adjusted for weighted average shares and assumed conversions		14,004		14,688
Income (loss) from continuing operations per share:
Common stock	$(0.01)	$(0.01)	$0.14	$0.13
Class B common stock	$(0.01)	$(0.01)	$0.13	$0.13
Income (loss) from discontinued operations per share:
Common stock	$—	$—	$—	$—
Class B common stock	$—	$—	$—	$—
Net income (loss) per share:
Common stock	$(0.01)	$(0.01)	$0.14	$0.13
Class B common stock	$(0.01)	$(0.01)	$0.13	$0.13
Note: Common stock options that were anti-dilutive and not included in diluted earnings per common share for the first quarter of fiscal 2015 and fiscal 2014 were 674,564 and 462,464, respectively.

12. SEGMENT REPORTING
During the first quarter of fiscal 2015, we created a new strategic business unit called Healthcare.  As hospitals remain under pressure to reduce costs while serving a much larger customer base, there is a growing demand for independent sources of high value replacement parts for diagnostic imaging. Having access to parts that are tested and in stock enables hospitals to terminate expensive service contracts with the OEM and instead use third party service providers or in house technicians. With our global infrastructure, technical sales team, and experience servicing the healthcare market, we are well positioned to take advantage of this market opportunity.  Over time we will expand our position from being the leader in power grid tubes to a key player in the high growth, high profile healthcare industry.
In accordance with ASC 280-10, Segment Reporting, we have identified three reportable segments: EDG, Canvys, and Richardson Healthcare.
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
Canvys provides customized display solutions serving the corporate enterprise, financial, industrial, and OEM markets.
Healthcare manufactures, distributes and services high value replacement parts for the healthcare market including hospitals, medical centers, independent service organizations and multi-vendor service providers. Products include power grid tubes, hydrogen thyratrons, klystrons, magnetrons; Image Systems medical displays and workstations for PACS; visual solutions for operating rooms/surgical environments; digital radiography solutions including replacement flat panel detectors and upgrades; and additional replacement components currently under development for the diagnostic imaging service market. Through a combination of newly developed products and partnerships, service offerings, and training programs, we help our customers improve efficiency and deliver better clinical outcomes while lowering the cost of healthcare delivery.
The CEO evaluates performance and allocates resources primarily based on the gross profit of each segment.
Operating results by segment are summarized in the following table (in thousands):

	Three Months Ended
	August 30, 2014	August 31, 2013
EDG
Net Sales	$27,438	$25,479
Gross Profit	8,686	7,859
Canvys
Net Sales	$5,968	$7,446
Gross Profit	1,656	1,903
Richardson Healthcare
Net Sales	$1,293	$1,332
Gross Profit	316	430

Geographic net sales information is primarily grouped by customer destination into five areas: North America; Asia/Pacific; Europe; Latin America; and Other.
Net sales and gross profit by geographic region are summarized in the following table (in thousands):

	Three Months Ended
	August 30, 2014	August 31, 2013
Net Sales
North America	$14,699	$14,109
Asia/Pacific	6,505	6,305
Europe	11,049	11,489
Latin America	2,321	2,197
Other	125	157
Total	$34,699	$34,257
Gross Profit (loss)
North America	$5,183	$4,935
Asia/Pacific	2,119	1,943
Europe	3,719	3,595
Latin America	878	822
Other	(1,241)	(1,103)
Total	$10,658	$10,192
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
13. LITIGATION
We are involved in several pending judicial proceedings concerning matters arising in the ordinary course of business. While the outcome of litigation is subject to uncertainties, based on information available at the time the financial statements were issued, we determined disclosure of contingencies relating to any of our pending judicial proceedings was not necessary because there is less than a reasonable possibility that a material loss will be incurred.
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

As of August 30, 2014, we held investments that are required to be measured at fair value on a recurring basis. Our investments consist of time deposits and CDs, where face value is equal to fair value, and equity securities of publicly traded companies for which market prices are readily available.
Investments measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of August 30, 2014, and May 31, 2014, were as follows (in thousands):

Level 1
August 30, 2014
Time deposits/CDs	$34,612
Equity securities	547
Total	$35,159
May 31, 2014
Time deposits/CDs	$32,732
Equity securities	516
Total	$33,248

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Certain statements in this report may constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. The terms “may,” “should,” “could,” “anticipate,” “believe,” “continues,” “estimate,” “expect,” “intend,” “objective,” “plan,” “potential,” “project” and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. These statements are based on management’s current expectations, intentions or beliefs and are subject to a number of factors, assumptions and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Factors that could cause or contribute to such differences or that might otherwise impact the business include the risk factors set forth in Item 1A, of our Annual Report on Form 10-K filed on July 25, 2014. We undertake no obligation to update any such factor or to publicly announce the results of any revisions to any forward-looking statements contained herein whether as a result of new information, future events or otherwise.
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
INTRODUCTION
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to assist the reader in better understanding our business, results of operations, financial condition, changes in financial condition, critical accounting policies and estimates, and significant developments. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes appearing elsewhere in this filing. This section is organized as follows:

•	Business Overview - a brief synopsis of our Company for the periods ended August 30, 2014, and August 31, 2013

•
Results of Operations – an analysis and comparison of our consolidated results of operations for the three month periods ended August 30, 2014, and August 31, 2013, as reflected in our consolidated statements of comprehensive income (loss).

•
Liquidity, Financial Position, and Capital Resources – a discussion of our primary sources and uses of cash for the three month periods ended August 30, 2014, and August 31, 2013, and a discussion of changes in our financial position.

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

During the first quarter of fiscal 2015, we created a new strategic business unit called Richardson Healthcare (“Healthcare”).  As hospitals remain under pressure to reduce costs while serving a much larger customer base, there is a growing demand for independent sources of high value replacement parts for diagnostic imaging. Having access to parts that are tested and in stock enables hospitals to terminate expensive service contracts with the Original Equipment Manufacturers ("OEM") and instead use third party service providers or in house technicians. With our global infrastructure, technical sales team, and experience servicing the healthcare market, we are well positioned to take advantage of this market opportunity.  Over time we will expand our position from being the leader in power grid tubes to a key player in the high growth, high profile healthcare industry.
We have three operating segments, which we define as follows:
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
Canvys provides customized display solutions serving the corporate enterprise, financial, industrial, and OEM markets.
Healthcare manufactures, distributes and services high value replacement parts for the healthcare market including hospitals, medical centers, independent service organizations, and multi-vendor service providers. Products include power grid tubes, hydrogen thyratrons, klystrons, magnetrons; Image Systems medical displays and workstations for picture archiving and communication systems ("PACS"); visual solutions for operating rooms/surgical environments; digital radiography solutions including replacement flat panel detectors and upgrades; and additional replacement components currently under development for the diagnostic imaging service market. Through a combination of newly developed products and partnerships, service offerings, and training programs we help our customers improve efficiency and deliver better clinical outcomes while lowering the cost of healthcare delivery.
We currently have operations in the following major geographic regions: North America, Asia/Pacific, Europe, and Latin America.

RESULTS OF CONTINUING OPERATIONS
FINANCIAL SUMMARY – THREE MONTHS ENDED AUGUST 30, 2014

•	Net sales for the first quarter of fiscal 2015 were $34.7 million, an increase of 1.3%, compared to net sales of $34.3 million during the first quarter of fiscal 2014.

•	Gross margin increased to 30.7% during the first quarter of fiscal 2015, compared to 29.8% during the first quarter of fiscal 2014.

•
Selling, general, and administrative expenses increased to $11.2 million, or 32.2% of net sales, for the first quarter of fiscal 2015, compared to $10.1 million, or 29.4% of net sales, for the first quarter of fiscal 2014.

•	Operating loss during the first quarter of fiscal 2015 was $0.5 million, compared to an operating income of $0.1 million, or 0.4% of net sales, during the first quarter of fiscal 2014.

•
Loss from continuing operations during the first quarter of fiscal 2015 was $0.1 million, compared to income from continuing operations of $2.0 million, or $0.14 per diluted common share, during the first quarter of fiscal 2014.

•	Net loss during the first quarter of fiscal 2015 was $0.1 million, compared to net income of $2.0 million, or $0.14 per diluted common share, during the first quarter of fiscal 2014.

Net Sales and Gross Profit Analysis
Net sales by segment and percent change for the first quarter of fiscal 2015 and 2014 were as follows (in thousands):

Net Sales	Q1	Q1
	FY 2015	FY 2014	% Change
EDG	$27,438	$25,479	7.7%
Canvys	5,968	7,446	(19.8%)
Healthcare	1,293	1,332	(2.9%)
Total	$34,699	$34,257	1.3%
During the first quarter of fiscal 2015 consolidated net sales increased 1.3% compared to the first quarter of fiscal 2014. Sales for Canvys declined by 19.8%, sales for EDG increased 7.7%, and sales for Healthcare declined 2.9%.
Gross profit by segment and percent of segment net sales for the first quarter of fiscal 2015 and 2014 were as follows (in thousands):

Gross Profit	Q1		Q1
	FY 2015		FY 2014
EDG	$8,686	31.7%	$7,859	30.8%
Canvys	1,656	27.7%	1,903	25.6%
Healthcare	316	24.4%	430	32.3%
Total	$10,658	30.7%	$10,192	29.8%
Gross profit reflects the distribution and manufacturing product margin less manufacturing variances, inventory obsolescence charges, customer returns, scrap and cycle count adjustments, engineering costs, unabsorbed manufacturing labor and overhead, and other provisions.
Consolidated gross profit was $10.7 million during the first quarter of fiscal 2015, compared to $10.2 million during the first quarter of fiscal 2014. Consolidated gross margin as a percentage of net sales increased to 30.7% during the first quarter of fiscal 2015, from 29.8% during the first quarter of fiscal 2014. The increase was primarily due to the reduction in unabsorbed labor and overhead costs in our LaFox manufacturing facility during the first quarter of fiscal 2015 compared to the first quarter of fiscal 2014.
Electron Device Group
EDG net sales increased 7.7% to $27.4 million during the first quarter of fiscal 2015, from $25.5 million during the first quarter of fiscal 2014.  Net sales of specialty products manufactured in LaFox and sold primarily into the semiconductor capital equipment market increased and net sales of tubes and related consumables in the laser market also increased. These increases were partially offset by decreases in net sales for the industrial heating and aviation markets. Gross margin as a percentage of net sales increased to 31.7% during the first quarter of fiscal 2015, as compared to 30.8% during the first quarter of fiscal 2014 primarily due to reduction in unabsorbed labor and overhead costs in our LaFox manufacturing facility.
Canvys
Canvys net sales decreased 19.8% to $6.0 million during the first quarter of fiscal 2015, from $7.4 million during the first quarter of fiscal 2014.  Sales in our North America and Europe OEM markets decreased due to delays in new program startups and loss of a key customer in the prior year. Gross margin as a percentage of net sales increased to 27.7% during the first quarter of fiscal 2015 as compared to 25.6% during the first quarter of fiscal 2014, due to purchasing efficiencies and better pricing controls.

Healthcare
Healthcare net sales were $1.3 million during the first quarter of fiscal 2015, a decrease of 2.9% from the first quarter of fiscal 2014. Sales decreased in the PACS display market driven by budget constraints and a difficult capital market for hospitals. Gross margin as a percentage of net sales decreased to 24.4% during the first quarter of fiscal 2015 as compared to 32.3% during the first quarter of fiscal 2015, due to competitive pricing pressure and shifts in product mix.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses (“SG&A”) increased to $11.2 during the first quarter of fiscal 2015 from $10.1 million during the first quarter of fiscal 2014. This increase includes $0.5 million related to the company's growth initiatives and $0.5 million related to our new ERP implementation.
Other Income/Expense
Other income/expense was income of $0.3 million during the first quarter of fiscal 2015, compared to income of $2.3 million during the first quarter of fiscal 2014. Other income/expense during the first quarter of fiscal 2015 included $0.3 million of investment and interest income. Other income/expense during the first quarter of fiscal 2014 included an anti-trust class action lawsuit settlement of $2.1 million and investment income of $0.3 million, partially offset by foreign exchange loss of $0.1 million. Our foreign exchange gains and losses are primarily due to the translation of U.S. dollars held in non-U.S. entities. We currently do not utilize derivative instruments to manage our exposure to foreign currency.
Income Tax Provision
The effective income tax rate from continuing operations during the first three months of fiscal 2015 was a tax benefit of 61.9%, as compared to a tax provision of 18.5% during the first three months of fiscal 2014. The difference in rate during the first three months of fiscal 2015, as compared to fiscal 2014, reflects the impact of tax benefit on the three month loss for fiscal 2015, as well as relative amount of foreign earnings considered to be permanently reinvested with respect to ASC 740-30, Income Taxes – Other Considerations or Special Areas, the deferred tax impact of the change in the statutory tax rate in Japan, and the recording of a prior period tax benefit related to compensation expense. The 61.9% effective rate differs from the federal statutory rate of 34.0% as a result of our geographical distribution of income, apportionment of income to various states, the deferred tax impact of the change in the statutory tax rate in Japan, the recording of a tax benefit related to compensation expense, and our position with respect to ASC 740-30, Income Taxes – Other Considerations or Special Areas.
In the normal course of business, we are subject to examination by taxing authorities throughout the world. Generally, years prior to fiscal 2007 are closed for examination under the statute of limitation for U.S. federal, U.S. state and local, or non-U.S. tax jurisdictions. We are also currently under examination in Germany (fiscal 2009 through 2011), Italy (fiscal 2011), and Thailand (fiscal 2008 through 2011). Our most significant foreign tax jurisdictions are Germany and the Netherlands. We have tax years open in Germany beginning in fiscal 2007 and the Netherlands beginning in fiscal 2008.
We have historically determined that certain undistributed earnings of our foreign subsidiaries, to the extent of cash available, will be repatriated to the U.S. Accordingly, we have provided a deferred tax liability totaling $6.8 million as of August 30, 2014, on foreign earnings of $41.6 million. In addtion, as of August 30, 2014, approximately $43.1 million of cumulative positive earnings of some of our foreign subsidiaries are considered permanently reinvested pursuant to ASC 740-30, Income Taxes-Other Considerations or Special Areas. Due to various tax attributes that are continuously changing, it is not practicable to determine what, if any, tax liability might exist if such earnings were to be repatriated.
As of August 30, 2014, our consolidated liability for uncertain tax positions, excluding interest and penalties, was less than $0.1 million as compared to no liabilities for uncertain tax positions as of August 31, 2013. We have recorded immaterial penalties and interest relating to uncertain tax positions in the income tax expense line item within the unaudited consolidated statements of income and comprehensive income.
It is not expected that there will be a change in the unrecognized tax benefits within the next 12 months.

Net Income (Loss) and Per share Data
Net loss during the first quarter of fiscal 2015 was $0.1 million, as compared to net income of $2.0 million during the first quarter of fiscal 2014, or $0.14 per diluted common share and $0.13 per Class B diluted common share.
LIQUIDITY, FINANCIAL POSITION, AND CAPITAL RESOURCES
Our growth and cash needs have been primarily financed through income from operations. Cash and cash equivalents for the first quarter ended August 30, 2014, were $98.1 million. In addition, CDs and time deposits classified as short-term investments were $26.4 million and long-term investments were $8.8 million, including equity securities of $0.5 million. Cash and investments at August 30, 2014, consisted of $70.5 million in North America, $21.0 million in Europe, $1.2 million in Latin America, and $40.5 million in Asia/Pacific. At May 31, 2014, cash and cash equivalents were $102.8 million. In addition, CDs and time deposits classified as short-term investments were $31.7 million and long-term investments were $1.5 million, including equity securities of $0.5 million. Cash and investments at May 31, 2014, consisted of $71.8 million in North America, $20.5 million in Europe, $0.9 million in Latin America, and $42.8 million in Asia/Pacific.
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
Operating activities used $0.3 million of cash during the first quarter of fiscal 2015. We had net loss of $0.1 million during the first quarter of fiscal 2015, which included non-cash stock-based compensation expense of $0.1 million associated with the issuance of stock option awards and depreciation and amortization expense of $0.4 million associated with our property and equipment as well as amortization of our intangible assets. Changes in our operating assets and liabilities, net of effects of acquired businesses, used $0.6 million of cash during the first quarter of fiscal 2015, due primarily to the increase in our inventory of $2.1 million, the increase in our accounts receivable of $0.4 million, the decrease in accrued liabilities of $0.7 million, partially offset by a decrease to our income tax receivable of $2.3 million. The increase in our inventory of $2.1 million primarily relates to inventory purchases for new product offerings.  The decrease in our income tax receivable of $2.3 million was due to the receipt of an income tax refund.
Operating activities, which include our discontinued operations, used $1.2 million of cash during the first quarter of fiscal 2014. We had net income of $2.0 million during the first quarter of fiscal 2014, which included non-cash stock-based compensation expense of $0.1 million associated with the issuance of stock option awards and depreciation and amortization expense of $0.2 million associated with our property and equipment as well as amortization of our intangible assets. Changes in our operating assets and liabilities, net of effects of acquired businesses, used $3.5 million of cash during the first quarter of fiscal 2014, due primarily to the increase in our inventory of $0.5 million, the decrease in our accounts payable of $2.5 million, the increase in our accounts receivable of $1.2 million, partially offset by a decrease to our prepaid expenses of $0.2 million. The increase in our inventory was due to a increase in purchases related to specific projects within our Canvys business. The decrease in our accounts payable relates primarily to the timing of payment to some of our major vendors. The increase in our receivables of $1.2 million was due primarily to a slight increase in our day sales outstanding caused primarily by a shift in customer mix by geography. The decrease in prepaid expenses of $0.2 million was due primarily to a decrease in VAT prepayments.

Cash Flows from Investing Activities
The cash flow from investing activities has consisted primarily of purchases and maturities of investments and capital expenditures.
Cash used in investing activities of $2.7 million during the first quarter of fiscal 2015, included proceeds from the maturities of investments of $30.5 million, offset by the purchase of investments of $32.4 million and $0.8 million in capital expenditures. Capital expenditures of $0.8 million relates primarily to our new ERP implementation.
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
Cash used in financing activities of $1.2 million during the first three months of fiscal 2015, resulted from $0.5 million of cash used to repurchase common stock under our share repurchase authorization and $0.8 million of cash used to pay dividends, offset by $0.2 million of proceeds from the issuance of common stock.
Cash used in financing activities of $7.5 million during the first three months of fiscal 2014, resulted from $6.7 million of cash used to repurchase common stock under our share repurchase authorization and $0.9 million of cash used to pay dividends, offset by $0.1 million of proceeds from the issuance of common stock.
Dividend payments for the first three months of fiscal 2015 were approximately $0.8 million. All future payments of dividends are at the discretion of the Board of Directors. Dividend payments will depend on earnings, capital requirements, operating conditions, and such other factors that the Board may deem relevant.
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
The interpretation and analysis of these disclosures should not be considered in isolation since such variances in exchange rates would likely influence other economic factors. Such factors, which are not readily quantifiable, would likely also affect our operations. Additional disclosure regarding various market risks are set forth in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended May 31, 2014, filed on July 25, 2014.
ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures
Management of the Company, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of August 30, 2014.
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

(b)	Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the first quarter of fiscal 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended May 31, 2014, filed on July 25, 2014.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period Ended	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Amount of Shares Purchased Under the Plans or Programs	Amounts Remaining Under the Share Repurchase Authorization
May 31, 2014					$18,570,538
June 28, 2014	20,785	$9.99	20,785	$207,685	$18,362,853
July 26, 2014	8,700	$10.00	8,700	$86,984	$18,275,869
August 30, 2014	19,268	$10.01	19,268	$192,880	$18,082,989
TOTAL	48,753	$10.00	48,753	$487,549

ITEM 5. OTHER INFORMATION
Results of Operation and Financial Condition and Declaration of Dividend
On October 8, 2014, we issued a press release reporting results for our first quarter ended August 30, 2014, and the declaration of a cash dividend. A copy of the press release is furnished as Exhibit 99.1 to this Form 10-Q and incorporated by reference herein.
ITEM 6. EXHIBITS
See exhibit index which is incorporated by reference herein.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
RICHARDSON ELECTRONICS, LTD.

Date: October 9, 2014	By:	/s/ Kathleen S. Dvorak
Kathleen S. Dvorak Chief Financial Officer (on behalf of the Registrant and as Principal Financial Officer)

Exhibit Index

(c) EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to Annex III of the Proxy Statement filed August 22, 2014.
3.2	Amended and Restated By-Laws of the Company, incorporated by reference to Exhibit 3.2 on the Company’s Report on Form 10-Q for the quarterly period ended December 3, 2011.
31.1	Certification of Edward J. Richardson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed pursuant to Part I).
31.2	Certification of Kathleen S. Dvorak pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed pursuant to Part I).
32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed pursuant to Part I).
99.1	Press release, dated October 8, 2014.
101
The following financial information from our Quarterly Report on Form 10-Q for the first quarter of fiscal 2015, filed with the SEC on October 9, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets as of August 30, 2014, and May 31, 2014, (ii) the Unaudited Consolidated Statements of Comprehensive Income for the three months ended August 30, 2014, and August 31, 2013, (iii) the Unaudited Consolidated Statements of Cash Flows for the three months ended August 30, 2014, and August 31, 2013, (iv) the Unaudited Consolidated Statement of Stockholder’s Equity as of August 30, 2014, and (v) Notes to Unaudited Consolidated Financial Statements.