Form 10-Q
period 2014-11-29
RICHARDSON ELECTRONICS LTD/DE
filed 2015-01-08
CIK 355948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 29, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of January 5, 2015, there were outstanding 11,651,679 shares of Common Stock, $0.05 par value and 2,140,644 shares of Class B Common Stock, $0.05 par value, which are convertible into Common Stock of the registrant on a share for share basis.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Richardson Electronics, Ltd.
Consolidated Balance Sheets
(in thousands, except per share amounts)

	Unaudited	Audited
	November 29, 2014	May 31, 2014
Assets
Current assets:
Cash and cash equivalents	$89,886	$102,752
Accounts receivable, less allowance of $488 and $581	17,625	18,354
Inventories	37,122	33,869
Prepaid expenses and other assets	1,914	1,089
Deferred income taxes	1,604	1,537
Income tax receivable	—	2,888
Investments—current	23,395	31,732
Discontinued operations—assets	—	18
Total current assets	171,546	192,239
Non-current assets:
Property, plant and equipment, net	8,352	7,223
Other intangibles	790	843
Non-current deferred income taxes	1,570	1,724
Investments—non-current	12,028	1,516
Total non-current assets	22,740	11,306
Total assets	$194,286	$203,545
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,523	$12,337
Accrued liabilities	7,862	9,220
Discontinued operations—liabilities	—	7
Total current liabilities	21,385	21,564
Non-current liabilities:
Long-term income tax liabilities	5,572	5,691
Other non-current liabilities	1,174	1,315
Discontinued operations—non-current liabilities	—	130
Total non-current liabilities	6,746	7,136
Total liabilities	28,131	28,700
Commitments and contingencies	—	—
Stockholders’ equity
Common stock, $0.05 par value; issued 11,667 shares at November 29, 2014, and 11,835 shares at May 31, 2014	583	592
Class B common stock, convertible, $0.05 par value; issued 2,141 shares at November 29, 2014 and 2,191 shares at May 31, 2014	107	110
Preferred stock, $1.00 par value, no shares issued	—	—
Additional paid-in capital	64,228	66,141
Common stock in treasury, at cost, 6 shares at November 29, 2014, and 1 share at May 31, 2014	(57)	(14)
Retained earnings	95,174	97,959
Accumulated other comprehensive income	6,120	10,057
Total stockholders’ equity	166,155	174,845
Total liabilities and stockholders’ equity	$194,286	$203,545

Richardson Electronics, Ltd.
Unaudited Consolidated Statements of Comprehensive Income (Loss)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	November 29, 2014	November 30, 2013	November 29, 2014	November 30, 2013
Net Sales	$33,841	$35,436	$68,540	$69,693
Cost of Sales	23,379	24,429	47,420	48,494
Gross profit	10,462	11,007	21,120	21,199
Selling, general, and administrative expenses	12,621	10,473	23,803	20,542
Loss on disposal of assets	—	—	9	—
Operating income (loss)	(2,159)	534	(2,692)	657
Other (income) expense:
Investment/interest income	(249)	(255)	(505)	(520)
Foreign exchange (gain) loss	47	(14)	(10)	92
Proceeds from legal settlement	—	—	—	(2,115)
Other, net	(14)	15	(16)	(15)
Total other income	(216)	(254)	(531)	(2,558)
Income (loss) from continuing operations before income taxes	(1,943)	788	(2,161)	3,215
Income tax provision (benefit)	(799)	157	(934)	605
Income (loss) from continuing operations	(1,144)	631	(1,227)	2,610
Income (loss) from discontinued operations, net of tax	87	(107)	87	(118)
Net income (loss)	(1,057)	524	(1,140)	2,492
Foreign currency translation gain (loss), net of tax	(2,993)	1,196	(3,961)	1,621
Fair value adjustments on investments	—	22	25	23
Comprehensive income (loss)	$(4,050)	$1,742	$(5,076)	$4,136
Net income (loss) per Common share - Basic:
Income (loss) from continuing operations	$(0.08)	$0.05	$(0.09)	$0.19
Income (loss) from discontinued operations	0.01	(0.01)	0.01	(0.01)
Total net income (loss) per Common share - Basic	$(0.07)	$0.04	$(0.08)	$0.18
Net income (loss) per Class B common share - Basic:
Income (loss) from continuing operations	$(0.07)	$0.04	$(0.08)	$0.17
Income (loss) from discontinued operations	0.01	(0.01)	0.01	(0.01)
Total net income (loss) per Class B common share - Basic	$(0.06)	$0.03	$(0.07)	$0.16
Net income (loss) per Common share - Diluted:
Income (loss) from continuing operations	$(0.08)	$0.04	$(0.09)	$0.18
Income (loss) from discontinued operations	0.01	(0.01)	0.01	(0.01)
Total net income (loss) per Common share - Diluted	$(0.07)	$0.03	$(0.08)	$0.17
Net income (loss) per Class B common share - Diluted:
Income (loss) from continuing operations	$(0.07)	$0.04	$(0.08)	$0.17
Income (loss) from discontinued operations	0.01	(0.01)	0.01	(0.01)
Total net income (loss) per Class B common share - Diluted	$(0.06)	$0.03	$(0.07)	$0.16
Weighted average number of shares:
Common shares - Basic	11,770	11,871	11,797	11,997
Class B common shares - Basic	2,141	2,191	2,161	2,309
Common shares - Diluted	11,770	14,185	11,797	14,433
Class B common shares - Diluted	2,141	2,191	2,161	2,309
Dividends per common share	$0.060	$0.060	$0.120	$0.120
Dividends per Class B common share	$0.054	$0.054	$0.108	$0.108

Richardson Electronics, Ltd.
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended		Six Months Ended
	November 29, 2014	November 30, 2013	November 29, 2014	November 30, 2013
Operating activities:
Net income (loss)	$(1,057)	$524	$(1,140)	$2,492
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	443	273	809	521
Gain on sale of investments	(6)	(12)	(9)	(19)
(Gain) loss on disposal of assets	(26)	—	(26)	—
Share-based compensation expense	266	270	386	384
Deferred income taxes	(88)	(108)	(167)	(167)
Change in assets and liabilities, net of effect of acquired businesses:
Accounts receivable	78	(508)	(294)	(1,726)
Income tax receivable	580	357	2,888	3,108
Inventories	(2,151)	310	(4,261)	(140)
Prepaid expenses and other assets	(1,038)	(430)	(903)	(274)
Accounts payable	1,388	317	1,489	(2,230)
Accrued liabilities	(439)	(565)	(1,101)	(2,455)
Long-term income tax liabilities	—	(235)	—	(477)
Other	42	56	(7)	47
Net cash provided by (used in) operating activities	(2,008)	249	(2,336)	(936)
Investing activities:
Cash consideration paid for acquired businesses	—	—	—	(973)
Capital expenditures	(1,102)	(540)	(1,936)	(981)
Proceeds from maturity of investments	725	14,044	31,207	54,532
Purchases of investments	(981)	(11,458)	(33,343)	(51,552)
Proceeds from sales of available-for-sale securities	37	20	74	76
Purchases of available-for-sale securities	(37)	(20)	(74)	(76)
Other	(2)	22	(30)	91
Net cash provided by (used in) investing activities	(1,360)	2,068	(4,102)	1,117
Financing activities:
Repurchase of common stock	(2,151)	(2,025)	(2,640)	(8,725)
Proceeds from issuance of common stock	130	100	288	171
Cash dividends paid	(817)	(828)	(1,645)	(1,685)
Other	(4)	—	(2)	1
Net cash used in financing activities	(2,842)	(2,753)	(3,999)	(10,238)
Effect of exchange rate changes on cash and cash equivalents	(1,988)	552	(2,429)	701
Increase/ (decrease) in cash and cash equivalents	(8,198)	116	(12,866)	(9,356)
Cash and cash equivalents at beginning of period	98,084	92,530	102,752	102,002
Cash and cash equivalents at end of period	$89,886	$92,646	$89,886	$92,646

Richardson Electronics, Ltd.
Unaudited Consolidated Statement of Stockholders’ Equity
(in thousands)

	Common	Class B Common	Par Value	Additional Paid-in Capital	Common Stock in Treasury	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance May 31, 2014:	11,835	2,191	$702	$66,141	$(14)	$97,959	$10,057	$174,845
Comprehensive income (loss)
Net income (loss)	—	—	—	—	—	(1,140)	—	(1,140)
Foreign currency translation	—	—	—	—	—	—	(3,961)	(3,961)
Fair value adjustments on investments	—	—	—	—	—	—	25	25
Share-based compensation:
Non-vested restricted stock	—	—	—	—	—	—	—	—
Stock options	—	—	—	385	—	—	—	385
Common stock:
Employee stock option grant	—	—	—	—	—	—	—	—
Options Exercised	44	—	2	286	—	—	—	288
Canceled Shares	—	(50)	—	—	—	—	—	—
Converted Class B to Common	50	—	—	—	—	—	—	—
Repurchase of common stock	—	—	—	—	(2,640)	—	—	(2,640)
Treasury stock	(261)	—	(13)	(2,584)	2,597	—	—	—
Other	(1)	—	(1)	—	—	—	(1)	(2)
Dividends paid to:
Common ($0.12 per share)	—	—	—	—	—	(1,411)	—	(1,411)
Class B ($0.108 per share)	—	—	—	—	—	(234)	—	(234)
Balance November 29, 2014:	11,667	2,141	$690	$64,228	$(57)	$95,174	$6,120	$166,155

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
During the first quarter of fiscal 2015, we created a new strategic business unit called Richardson Healthcare (“Healthcare”).  As hospitals remain under pressure to reduce costs while serving a much larger customer base, there is a growing demand for independent sources of high value replacement parts for diagnostic imaging. Having access to parts that are tested and in stock enables hospitals to terminate expensive service contracts with the Original Equipment Manufacturers ("OEM") and instead use third party service providers or in-house technicians. With our global infrastructure, technical sales team, and experience servicing the healthcare market, we are well positioned to take advantage of this market opportunity.  Over time we will expand our position from being the leader in power grid tubes to a key player in the high growth, high profile healthcare industry.
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

Our fiscal quarter ends on the Saturday nearest the end of the quarter-ending month. The first six months of fiscal 2015 and 2014 contained 26 weeks, respectively.
In the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results of interim periods have been made. All inter-company transactions and balances have been eliminated. The unaudited consolidated financial statements presented herein include the accounts of our wholly owned subsidiaries. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The results of our operations for the three and six months ended November 29, 2014, are not necessarily indicative of the results that may be expected for the fiscal year ending May 30, 2015.
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
3. CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Inventories: Our worldwide inventories are stated at the lower of cost or market, generally using a weighted-average cost method. Our inventories from continuing operations include approximately $33.4 million of finished goods and $3.7 million of raw materials and work-in-progress as of November 29, 2014, as compared to approximately $30.9 million of finished goods and $3.0 million of raw materials and work-in-progress as of May 31, 2014. At this time, we do not anticipate any material risks or uncertainties related to possible future inventory write-downs.
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
New Accounting Pronouncements: In May 2014, the FASB and the International Accounting Standards Board ("IASB") issued new joint guidance surrounding revenue recognition. Under U.S. generally accepted accounting principles ("US GAAP"), this guidance is being introduced to the ASC as Topic 606, Revenue from Contracts with Customers ("Topic 606"), by Accounting Standards Update No. 2014-09 ("ASU 2014-09"). The new standard supersedes a majority of existing revenue recognition guidance under US GAAP, and requires companies to recognize revenue when it transfers goods or services to a customer in an amount that reflects the consideration to which a company expects to be entitled. Companies may need to use more judgment and make more estimates while recognizing revenue, which could result in additional disclosures to the financial statements. Topic 606 allows for either a "full retrospective" adoption or a "modified retrospective" adoption. The standard is effective for us in our  fiscal year 2018. We are currently evaluating which method we will use and the revenue recognition impact this guidance will have once implemented.

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
Financial Summary – Discontinued Operations
Summary financial results for the three and six months ended November 29, 2014, and November 30, 2013, are presented in the following table (in thousands):

	Three Months Ended		Six Months Ended
	November 29, 2014	November 30, 2013	November 29, 2014	November 30, 2013
Net sales	$—	$178	$—	$264
Gross profit (loss) (1)	—	(55)	—	(103)
Selling, general, and administrative expenses (2)	—	117	—	149
Other expense	—	—	—	1
Income tax benefit (3)	(87)	(65)	(87)	(135)
Income (Loss) from discontinued operations, net of tax	$87	$(107)	$87	$(118)
Notes:
(1) Gross profit (loss) for fiscal year 2014 includes unabsorbed manufacturing labor and overhead expenses related to the Manufacturing Agreement with RFPD which ended March 1, 2014.
(2) Selling, General, and Administrative expenses relate primarily to professional fees for tax audits resulting from the Transaction.
(3) Income tax benefit relates to the reversal of tax reserves.
Net sales and gross profit (loss) for the three and six months ended November 30, 2013, reflect our financial results relating to the Manufacturing Agreement with Arrow that we entered into in connection with the Transaction. The Manufacturing Agreement ended on March 1, 2014.
Assets and liabilities classified as discontinued operations on our consolidated balance sheets as of November 29, 2014, and May 31, 2014, include the following (in thousands):

	November 29, 2014	May 31, 2014
Inventories	$—	$18
Discontinued operations - Assets	$—	$18

Accrued liabilities - current	$—	$7
Accrued liabilities - non-current	—	130
Discontinued operations - Liabilities	$—	$137
5. OTHER INTANGIBLE ASSETS
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

Intangible assets subject to amortization as well as amortization expense are as follows (in thousands):

	Intangible Assets Subject to
	Amortization as of
	November 29, 2014	May 31, 2014
Gross Amounts:
Trade Name	$29	$29
Customer Relationship (1)	959	977
Non-compete Agreements	47	47
Total Gross Amounts	$1,035	$1,053
Accumulated Amortization:
Trade Name	$23	$18
Customer Relationship	204	178
Non-compete Agreements	18	14
Total Accumulated Amortization	$245	$210
(1) Change from prior periods reflect impact of foreign currency translation.
The amortization expense associated with the intangible assets subject to amortization for the next five years is presented in the following table (in thousands):

Amortization
Expense
Fiscal Year
Remaining 2015	$41
2016	67
2017	57
2018	56
2019	46
Thereafter	523
The weighted average number of years of amortization expense remaining is 17.4.
6. INVESTMENTS
As of November 29, 2014, we had approximately $34.9 million invested in time deposits and certificates of deposit (“CD”). $23.4 million of this amount matures in less than twelve months and $11.5 million matures in greater than twelve months. The fair value of these investments is equal to the face value of each time deposit and CD.
As of May 31, 2014, we had approximately $32.7 million invested in time deposits and CD’s. $31.7 million of this amount matures in less than twelve months and $1.0 million matures in greater than twelve months. The fair value of these investments is equal to the face value of each time deposit and CD.
We also have investments in equity securities, all of which are classified as available-for-sale and are carried at their fair value based on quoted market prices. Our equity investments, which are included in non-current assets, had a carrying amount of $0.6 million as of November 29, 2014, compared to $0.5 million as of May 31, 2014. Proceeds from the sale of securities were less than $0.1 million during the second quarter of fiscal 2015 compared to $0.1 million during the second quarter of fiscal 2014. We reinvested proceeds from the sale of securities, and the cost of the equity securities sold was based on a specific identification method. Gross realized gains and losses on those sales were less than $0.1 million during the second quarter of fiscal 2015 and fiscal 2014. Net unrealized holding losses of less than $0.1 million during the second quarter of fiscal 2015 and fiscal 2014 have been included in accumulated other comprehensive income (loss).

7. WARRANTIES
We offer warranties for the limited number of specific products we manufacture. We also provide extended warranties for some products we sell that lengthen the period of coverage specified in the manufacturer’s original warranty. Our warranty terms generally range from one to three years.
Warranty reserves are established for costs that are expected to be incurred after the sale and delivery of products under warranty. Warranty reserves are included in accrued liabilities on our consolidated balance sheets. The warranty reserves are determined based on known product failures, historical experience, and other available evidence. Warranty reserves were approximately $0.2 million as of November 29, 2014, and May 31, 2014.
8. LEASE OBLIGATIONS, OTHER COMMITMENTS, AND CONTINGENCIES
We lease certain warehouse and office facilities and office equipment under non-cancelable operating leases. Rent expense from continuing operations during the first six months of fiscal 2015 was $0.8 million compared to $0.8 million during the first six months of fiscal 2014. Under the terms of the Transaction, Arrow assumed many of our facility leases and we are sub-leasing space from Arrow. Our future lease commitments for minimum rentals, including common area maintenance charges and property taxes during the next five years have been adjusted to reflect the Transaction as follows (in thousands):

Fiscal Year	Payments
Remaining 2015	$692
2016	703
2017	150
2018	95
2019	66
Thereafter	55
9. INCOME TAXES
The effective income tax rate from continuing operations during the first six months of fiscal 2015 was a tax benefit of 43.1%, as compared to a tax provision of 18.8% during the first six months of fiscal 2014. The difference in rate during the first six months of fiscal 2015, as compared to the first six months of fiscal 2014, reflects the impact of tax benefit on the six month loss for fiscal 2015, the deferred tax impact of the change in the statutory tax rate in Japan during the first six months of fiscal 2015, the reduction in uncertain tax positions as a result of settling an income tax audit in Italy, and the recording of a tax benefit related to compensation expense. The 43.1% effective rate differs from the federal statutory rate of 34.0% as a result of our geographical distribution of income, the deferred tax impact of the change in the statutory tax rate in Japan, the reduction in uncertain tax positions as a result of settling an income tax audit in Italy, the recording of a tax benefit related to compensation expense, and our position with respect to ASC 740-30, Income Taxes – Other Considerations or Special Areas ("ASC 740-30").
In the normal course of business, we are subject to examination by taxing authorities throughout the world. Generally, years prior to fiscal 2007 are closed for examination under the statute of limitations for U.S. federal, U.S. state and local, and non-U.S. tax jurisdictions. We are also currently under examination in Germany (fiscal 2008 through 2010) and Thailand (fiscal 2008 through 2011). Our primary foreign tax jurisdictions are Germany and the Netherlands. We have tax years open in Germany beginning in fiscal 2007 and the Netherlands beginning in fiscal 2009.
We have historically determined that certain undistributed earnings of our foreign subsidiaries, to the extent of cash available, will be repatriated to the U.S. Accordingly, we have provided a deferred tax liability totally $6.1 million as of November 29, 2014, on foreign earnings of $39.7 million. In addition, as of November 29, 2014, approximately $40.8 million of cumulative positive earnings of some of our foreign subsidiaries are still considered permanently reinvested pursuant to ASC 740-30. Due to various tax attributes that are continuously changing, it is not practical to determine what, if any, tax liability might exist if such earnings were to be repatriated.

We have no liability recorded in any tax jurisdiction for uncertain tax positions related to continuing operations as of November 29, 2014, and November 30, 2013.
It is not expected that there will be a change in the unrecognized tax benefits within the next 12 months.
10. CALCULATION OF EARNINGS PER SHARE
We have authorized 17,000,000 shares of common stock and 3,000,000 shares of Class B common stock. The Class B common stock has 10 votes per share and has transferability restrictions; however, Class B common stock may be converted into common stock on a share-for-share basis at any time. With respect to dividends and distributions, shares of common stock and Class B common stock rank equally and have the same rights, except that Class B common stock cash dividends are limited to 90% of the amount of Class A common stock cash dividends.
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

The earnings per share (“EPS”) presented in our unaudited consolidated statements of comprehensive income (loss) are based on the following amounts (in thousands, except per share amounts):

	For the Three Months Ended
	November 29, 2014		November 30, 2013
	Basic	Diluted	Basic	Diluted

Numerator for Basic and Diluted EPS:
Income (loss) from continuing operations	$(1,144)	$(1,144)	$631	$631
Less dividends:
Common stock	701	701	710	710
Class B common stock	116	116	118	118
Undistributed losses	$(1,961)	$(1,961)	$(197)	$(197)
Common stock undistributed losses	$(1,685)	$(1,685)	$(169)	$(169)
Class B common stock undistributed losses	(276)	(276)	(28)	(28)
Total undistributed losses	$(1,961)	$(1,961)	$(197)	$(197)
Income (loss) from discontinued operations	$87	$87	$(107)	$(107)
Less dividends:
Common stock	701	701	710	710
Class B common stock	116	116	118	118
Undistributed losses	$(730)	$(730)	$(935)	$(935)
Common stock undistributed losses	$(627)	$(627)	$(802)	$(803)
Class B common stock undistributed losses	(103)	(103)	(133)	(132)
Total undistributed losses	$(730)	$(730)	$(935)	$(935)
Net income (loss)	$(1,057)	$(1,057)	$524	$524
Less dividends:
Common stock	701	701	710	710
Class B common stock	116	116	118	118
Undistributed losses	$(1,874)	$(1,874)	$(304)	$(304)
Common stock undistributed losses	$(1,610)	$(1,610)	$(261)	$(261)
Class B common stock undistributed losses	(264)	(264)	(43)	(43)
Total undistributed losses	$(1,874)	$(1,874)	$(304)	$(304)
Denominator for basic and diluted EPS:
Common stock weighted average shares	11,770	11,770	11,871	11,871
Class B common stock weighted average shares, and shares under if-converted method for diluted EPS	2,141	2,141	2,191	2,191
Effect of dilutive stock options		—		123
Denominator for diluted EPS adjusted for weighted average shares and assumed conversions		13,911		14,185
Income (loss) from continuing operations per share:
Common stock	$(0.08)	$(0.08)	$0.05	$0.04
Class B common stock	$(0.07)	$(0.07)	$0.04	$0.04
Income (loss) from discontinued operations per share:
Common stock	$0.01	$0.01	$(0.01)	$(0.01)
Class B common stock	$0.01	$0.01	$(0.01)	$(0.01)
Net income (loss) per share:
Common stock	$(0.07)	$(0.07)	$0.04	$0.03
Class B common stock	$(0.06)	$(0.06)	$0.03	$0.03
Note: Common stock options that were anti-dilutive and not included in diluted earnings per common share for the second quarter of fiscal 2015 and fiscal 2014 were 666,564 and 512,064, respectively.

	Six Months Ended
	November 29, 2014		November 30, 2013
	Basic	Diluted	Basic	Diluted

Numerator for Basic and Diluted EPS:
Income (loss) from continuing operations	$(1,227)	$(1,227)	$2,610	$2,610
Less dividends:
Common stock	1,411	1,411	1,433	1,433
Class B common stock	234	234	252	252
Undistributed earnings (losses)	$(2,872)	$(2,872)	$925	$925
Common stock undistributed earnings (losses)	$(2,466)	$(2,466)	$788	$790
Class B common stock undistributed earnings (losses)	(406)	(406)	137	135
Total undistributed earnings (losses)	$(2,872)	$(2,872)	$925	$925
Income (loss) from discontinued operations	$87	$87	$(118)	$(118)
Less dividends:
Common stock	1,411	1,411	1,433	1,433
Class B common stock	234	234	252	252
Undistributed losses	$(1,558)	$(1,558)	$(1,803)	$(1,803)
Common stock undistributed losses	$(1,337)	$(1,337)	$(1,537)	$(1,539)
Class B common stock undistributed losses	(221)	(221)	(266)	(264)
Total undistributed losses	$(1,558)	$(1,558)	$(1,803)	$(1,803)
Net income (loss)	$(1,140)	$(1,140)	$2,492	$2,492
Less dividends:
Common stock	1,411	1,411	1,433	1,433
Class B common stock	234	234	252	252
Undistributed earnings (losses)	$(2,785)	$(2,785)	$807	$807
Common stock undistributed earnings (losses)	$(2,391)	$(2,391)	$688	$689
Class B common stock undistributed earnings (losses)	(394)	(394)	119	118
Total undistributed earnings (losses)	$(2,785)	$(2,785)	$807	$807
Denominator for basic and diluted EPS:
Common stock weighted average shares	11,797	11,797	11,997	11,997
Class B common stock weighted average shares, and shares under if-converted method for diluted EPS	2,161	2,161	2,309	2,309
Effect of dilutive securities Dilutive stock options		—		127
Denominator for diluted EPS adjusted for weighted average shares and assumed conversions		13,958		14,433
Income (loss) from continuing operations per share:
Common stock	$(0.09)	$(0.09)	$0.19	$0.18
Class B common stock	$(0.08)	$(0.08)	$0.17	$0.17
Income (loss) from discontinued operations per share:
Common stock	$0.01	$0.01	$(0.01)	$(0.01)
Class B common stock	$0.01	$0.01	$(0.01)	$(0.01)
Net income (loss) per share:
Common stock	$(0.08)	$(0.08)	$0.18	$0.17
Class B common stock	$(0.07)	$(0.07)	$0.16	$0.16
Note: Common stock options that were anti-dilutive and not included in diluted earnings per common share for the first six months of fiscal 2015 and fiscal 2014 were 661,564 and 487,064, respectively.

11. SEGMENT REPORTING
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
In accordance with ASC 280-10, Segment Reporting, we have identified three reportable segments: EDG, Canvys, and Healthcare.
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
The CEO evaluates performance and allocates resources primarily based on the gross profit of each segment.
Operating results by segment are summarized in the following table (in thousands):

	Three Months Ended		Six Months Ended
	November 29, 2014	November 30, 2013	November 29, 2014	November 30, 2013
EDG
Net Sales	$26,787	$26,163	$54,225	$51,642
Gross Profit	8,537	8,507	17,223	16,366
Canvys
Net Sales	$5,906	$7,591	$11,874	$15,037
Gross Profit	1,653	2,053	3,309	4,025
Healthcare
Net Sales	$1,148	$1,682	$2,441	$3,014
Gross Profit	272	447	588	808
Geographic net sales information is primarily grouped by customer destination into five areas: North America; Asia/Pacific; Europe; Latin America; and Other.

Net sales and gross profit by geographic region are summarized in the following table (in thousands):

	Three Months Ended		Six Months Ended
	November 29, 2014	November 30, 2013	November 29, 2014	November 30, 2013
Net Sales
North America	$13,769	$14,296	$28,468	$28,492
Asia/Pacific	5,918	6,248	12,424	12,553
Europe	12,082	12,175	23,131	23,665
Latin America	2,207	2,574	4,528	4,771
Other	(135)	143	(11)	212
Total	$33,841	$35,436	$68,540	$69,693
Gross Profit (loss)
North America	$4,847	$4,687	$10,030	$9,584
Asia/Pacific	1,994	2,144	4,113	4,089
Europe	4,028	4,111	7,747	7,706
Latin America	811	1,011	1,689	1,834
Other	(1,218)	(946)	(2,459)	(2,014)
Total	$10,462	$11,007	$21,120	$21,199
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
As of November 29, 2014, we held investments that are required to be measured at fair value on a recurring basis. Our investments consist of time deposits and CDs, which face value is equal to fair value, and equity securities of publicly traded companies for which market prices are readily available.

Investments measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of November 29, 2014, and May 31, 2014, were as follows (in thousands):

Level 1
November 29, 2014
Time deposits/CDs	$34,867
Equity securities	556
Total	$35,423
May 31, 2014
Time deposits/CDs	$32,732
Equity securities	516
Total	$33,248

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
INTRODUCTION
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to assist the reader in better understanding our business, results of operations, financial condition, changes in financial condition, critical accounting policies and estimates, and significant developments. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes appearing elsewhere in this filing. This section is organized as follows:

•	Business Overview - a brief synopsis of our Company for the periods ended November 29, 2014, and November 30, 2013

•
Results of Continuing Operations – an analysis and comparison of our consolidated results of operations for the three and six months ended November 29, 2014, and November 30, 2013, as reflected in our consolidated statements of comprehensive income

•
Liquidity, Financial Position, and Capital Resources – a discussion of our primary sources and uses of cash for the six months ended November 29, 2014, and November 30, 2013, and a discussion of changes in our financial position

Business Overview
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
We currently have operations in the following major geographic regions: North America, Asia/Pacific, Europe, and Latin America.
RESULTS OF CONTINUING OPERATIONS

Financial Summary – Three Months Ended November 29, 2014

•	Net sales for the second quarter of fiscal 2015 were $33.8 million, a decrease of 4.5%, compared to net sales of $35.4 million during the second quarter of fiscal 2014.

•	Gross margin decreased to 30.9% during the second quarter of fiscal 2015, compared to 31.1% from the second quarter of fiscal 2014.

•
Selling, general, and administrative expenses increased to $12.6 million, or 37.3% of net sales, for the second quarter of fiscal 2015, compared to $10.5 million for the second quarter of fiscal 2014, or 29.6% of net sales, respectively.

•	Operating loss during the second quarter of fiscal 2015 was $2.2 million, compared to operating income of $0.5 million, or 1.5% of net sales, during the second quarter of fiscal 2014.

•
Loss from continuing operations during the second quarter of fiscal 2015 was $1.1 million, compared to income from continuing operations during the second quarter of fiscal 2014 of $0.6 million, or $0.04 per diluted common share.

•
Income from discontinued operations during the second quarter of fiscal 2015 was $0.1 million, or $0.01 per diluted common share, compared to loss from discontinued operations during the second quarter of fiscal 2014 of $0.1 million.

•	Net loss during the second quarter of fiscal 2015 was $1.1 million, compared to net income of $0.5 million, or $0.03 per diluted common share, during the second quarter of fiscal 2014.

Financial Summary – Six Months Ended November 29, 2014

•	Net sales for the first six months of fiscal 2015 were $68.5 million, a decrease of 1.7%, compared to net sales of $69.7 million during the first six months of fiscal 2014.

•	Gross margin increased to 30.8% during the first six months of fiscal 2015, compared to 30.4% from the first six months of fiscal 2014.

•
Selling, general, and administrative expenses increased to $23.8 million, or 34.7% of net sales, for the first six months of fiscal 2015, compared to $20.5 million, or 29.5% of net sales, for the first six months of fiscal 2014.

•	Operating loss during the first six months of fiscal 2015 was $2.7 million, compared to operating income of $0.7 million, or 0.9% of net sales, during the first six months of fiscal 2014.

•
Loss from continuing operations during the first six months of fiscal 2015 was $1.2 million, compared to income from continuing operations of $2.6 million, or $0.18 per diluted common share, during the first six months of fiscal 2014.

•
Income from discontinued operations during the first six months of fiscal 2015 was $0.1 million, or $0.01 per diluted common share, compared to loss from discontinued operations of $0.1 million, during the first six months of fiscal 2014.

•	Net loss during the first six months of fiscal 2015 was $1.1 million, compared to net income of $2.5 million during the first six months of fiscal 2014, or $0.17 per diluted common share.
Net Sales and Gross Profit Analysis
Net sales by segment and percent change for the second quarter and first six months of fiscal 2015 and 2014 were as follows (in thousands):

Net Sales	QTD		FY14 vs. FY13
	November 29, 2014	November 30, 2013	% Change
EDG	$26,787	$26,163	2.4%
Canvys	5,906	7,591	(22.2)%
Healthcare	$1,148	$1,682	(31.7)%
Total	$33,841	$35,436	(4.5)%

	YTD
	November 29, 2014	November 30, 2013	% Change
EDG	$54,225	$51,642	5.0%
Canvys	11,874	15,037	(21.0)%
Healthcare	$2,441	$3,014	(19.0)%
Total	$68,540	$69,693	(1.7)%
During the second quarter of fiscal 2015 consolidated net sales decreased 4.5% compared to the second quarter of fiscal 2014. Sales for Canvys and Healthcare declined by 22.2% and 31.7%, respectively, while sales for EDG increased by 2.4% compared to the second quarter of fiscal 2014. During the first six months of fiscal 2015 consolidated net sales decreased 1.7% compared to the first six months of fiscal 2014. Sales for Canvys and Healthcare declined by 21.0% and 19.0%, respectively, while sales for EDG increased 5.0% compared to the first six months of fiscal 2014.

Gross profit by segment and percent of segment net sales for the second quarter and first six months of fiscal 2015 and 2014 were as follows (in thousands):

Gross Profit	QTD
	November 29, 2014	% of Net Sales	November 30, 2013	% of Net Sales
EDG	$8,537	31.9%	$8,507	32.5%
Canvys	1,653	28.0%	2,053	27.0%
Healthcare	$272	23.7%	$447	26.6%
Total	$10,462	30.9%	$11,007	31.1%

	YTD
	November 29, 2014	% of Net Sales	November 30, 2013	% of Net Sales
EDG	$17,223	31.8%	$16,366	31.7%
Canvys	3,309	27.9%	4,025	26.8%
Healthcare	$588	24.1%	$808	26.8%
Total	$21,120	30.8%	$21,199	30.4%
Gross profit reflects the distribution and manufacturing product margin less manufacturing variances, inventory obsolescence charges, customer returns, scrap and cycle count adjustments, engineering costs, unabsorbed manufacturing labor and overhead, and other provisions.
Consolidated gross profit was $10.5 million during the second quarter of fiscal 2015, compared to $11.0 million during the second quarter of fiscal 2014. Consolidated gross margin as a percentage of net sales decreased to 30.9% during the second quarter of fiscal 2015, from 31.1% during the second quarter of fiscal 2014. In addition, gross margin included $0.2 million related to unabsorbed manufacturing labor and overhead from continuing operations during the second quarter of fiscal 2015, compared to $0.1 million during the second quarter of fiscal 2014.
Consolidated gross profit was $21.1 million during the first six months of fiscal 2015, compared to $21.2 million during the first six months of fiscal 2014. Consolidated gross margin as a percentage of net sales increased to 30.8% during the first six months of fiscal 2015, from 30.4% during the first six months of fiscal 2014. In addition, gross margin included $0.3 million related to unabsorbed manufacturing labor and overhead from continuing operations during the first six months of fiscal 2015, compared to $0.3 million during the first six months of fiscal 2014.
IT System and Infrastructure

During the first half of our fiscal year 2015, we continued our focus on developing a new global IT platform and infrastructure.  Our new global IT platform provides the foundation to support our future growth initiatives and adds a new level of sophistication to our customer service and global supply chain capabilities.  We expect to go-live with our new IT platform prior to the close of our fiscal year ending May 30, 2015.  Under the terms of our amended transition services agreement (“TSA”), we have until August 31, 2015, to transition to our new IT platform.

For the first six months of our fiscal 2015, we have incurred $0.9 million in additional capital spending related to our new global IT platform.  Included in our operating expenses for the first half of the year were $2.5 million of IT expenses.  This includes $0.9 million of expense under the terms of our TSA, as well as $1.6 million of expenses incurred with our new IT platform.  We expect to have duplicative IT costs until we terminate the TSA.

Electron Device Group
Net sales for EDG increased to $26.8 million during the second quarter of fiscal 2015, compared to $26.2 million during the second quarter of fiscal 2014. The increase in net sales was driven by strong bookings coming out of the first quarter for market share gains in continuous wave magnetrons and other related assemblies primarily into the semiconductor capital equipment market. In addition, sales increased as a result of market share gains in industrial consumable products and Avionics and Marine applications in Europe. Gross margin as a percentage of net sales decreased to 31.9% during the second quarter of fiscal 2015, as compared to 32.5% during the second quarter of fiscal 2014 primarily due to shifts in product and geographic mix.
Net sales for EDG were $54.2 million during the first six months of fiscal 2015, compared to $51.6 million during the first six months of fiscal 2014. Net sales of continuous wave magnetrons and related assemblies sold primarily into the semiconductor wafer fabrication market increased while net sales of tubes grew in the laser, aviation, and marine markets, offset by declines primarily in the industrial market. Gross margin as a percentage of net sales increased to 31.8% during the first six months of fiscal 2015, as compared to 31.7% during the first six months of fiscal 2014 primarily due to shifts in product and geographic mix.
Canvys
Canvys net sales decreased 22.2% to $5.9 million during the second quarter of fiscal 2015, from $7.6 million during the second quarter of fiscal 2014. Sales in our North America and Europe OEM markets were down due to delays in new programs which hurt Canvys’ ability to recover from the loss of several customers that concluded programs or changed to lower cost solutions. Gross margin as a percentage of net sales increased to 28.0% during the second quarter of fiscal 2015, compared to 27.0% during the second quarter of fiscal 2014 due to margin improvement in North America.
Canvys net sales decreased 21.0% to $11.9 million during the first six months of fiscal 2015, from $15.0 million during the first six months of fiscal 2014. Sales in our North America and Europe OEM markets were down due to delays in new programs which hurt Canvys’ ability to recover from the loss of several customers that concluded programs or changed to lower cost solutions. Gross margin as a percentage of net sales increased to 27.9% during the first six months of fiscal 2015, compared to 26.8% during the first six months of fiscal 2014 due to margin improvement in both market segments.
Healthcare
Healthcare net sales decreased 31.7% to $1.1 million during the second quarter of fiscal 2015, from $1.7 million during the second quarter of fiscal 2014. Sales were down in the PACS display market driven by budget concerns and a difficult capital market for hospitals. Gross margin as a percentage of net sales decreased to 23.7% during the second quarter of fiscal 2015, compared to 26.6% during the second quarter of fiscal 2014 due to competitive pricing pressure, shifts in product mix, and lower volume.
Healthcare net sales decreased 19.0% to $2.4 million during the first six months of fiscal 2015, from $3.0 million during the first six months of fiscal 2014. Sales were down in the PACS display market driven by budget concerns and a difficult capital market for hospitals. Gross margin as a percentage of net sales decreased to 24.1% during the first six months of fiscal 2015, compared to 26.8% during the first six months of fiscal 2014 due to competitive pricing pressure, shifts in product mix, and lower volume.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses (“SG&A”) increased to $12.6 million during the second quarter of fiscal 2015 compared to $10.5 million during the second quarter of fiscal 2014. The $2.1 million increase includes $0.7 million of expense related to our IT implementation and $1.1 million of investments in our microwave generator, power conversion, and healthcare growth initiatives. SG&A as a percentage of sales from continuing operations increased to 37.3% during the second quarter of fiscal 2015 from 29.6% during the second quarter of fiscal 2014.

Selling, general, and administrative expenses (“SG&A”) increased to $23.8 million during the first six months of fiscal 2015 compared to $20.5 million during the first six months of fiscal 2014. The $3.3 million increase includes $1.2 million of expense related to our IT implementation and $1.6 million of investments in our microwave generator, power conversion, and healthcare growth initiatives. SG&A as a percentage of sales from continuing operations increased to 34.7% during the first six months of fiscal 2015 from 29.5% during the first six months of fiscal 2014.
Other Income/Expense
Other income/expense was income of $0.2 million during the second quarter of fiscal 2015, compared to income of $0.3 million during the second quarter of fiscal 2014, due primarily to investment income. We currently do not utilize derivative instruments to manage our exposure to foreign currency.
Other income/expense was income of $0.5 million during the first six months of fiscal 2015, compared to income of $2.6 million during the first six months of fiscal 2014. The $0.5 million in the first six months of fiscal 2015 was primarily due to investment income. The $2.6 million in the first six months of fiscal 2014 included an anti-trust class action lawsuit settlement of $2.1 million and investment income of $0.5 million, partially offset by foreign exchange loss of less than $0.1 million. Our foreign exchange gains and losses are primarily due to the translation of U.S. dollars held in non-U.S. entities. We currently do not utilize derivative instruments to manage our exposure to foreign currency.
Income Tax Provision
The effective income tax rate from continuing operations during the first six months of fiscal 2015 was 43.1%, as compared to a tax provision of 18.8% during the first six months of fiscal 2014. The difference in rate during the first six months of fiscal 2015, as compared to fiscal 2014, reflects the impact of tax benefit on the six month loss for fiscal 2015, the deferred tax impact of the change in the statutory rate in Japan, the reduction in uncertain tax positions as a result of settling an income tax audit in Italy, and the recording of a tax benefit related to compensation expense. The 43.1% effective rate differs from the federal statutory rate of 34.0% as a result of our geographical distribution of income, the deferred tax impact of the change in the statutory tax rate in Japan, the reduction in uncertain tax positions as a result of settling an income tax audit in Italy, the recording of a tax benefit related to compensation expense, and our position with respect to ASC 740-30, Income Taxes – Other Considerations or Special Areas ("ASC 740-30").
In the normal course of business, we are subject to examination by taxing authorities throughout the world. Generally, years prior to fiscal 2007 are closed for examination under the statute of limitation for U.S. federal, U.S. state and local, or non-U.S. tax jurisdictions. We are also currently under examination in Germany (fiscal 2008 through 2010) and Thailand (fiscal 2008 through 2011). Our primary foreign tax jurisdictions are Germany and the Netherlands. We have tax years open in Germany beginning in fiscal 2007 and the Netherlands beginning in fiscal 2009.
We have historically determined that certain undistributed earning of our foreign subsidiaries, to the extent of cash available, will be repatriated to the U.S. Accordingly, we have provided a deferred tax liability totaling $6.1 million as of November 29, 2014, on foreign earnings of $39.7 million. In addition, as of November 29, 2014, approximately $40.8 million of cumulative positive earnings of some of our foreign subsidiaries are still considered permanently reinvested pursuant to ASC 740-30. Due to various tax attributes that are continuously changing, it is not practical to determine what, if any, tax liability might exist if such earnings were to be repatriated.
We have no liability recorded in any tax jurisdiction for uncertain tax positions related to continuing operations as of November 29, 2014, and November 30, 2013.
It is not expected that there will be a change in the unrecognized tax benefits within the next 12 months.
Net Income (loss) and Per share Data
Net loss during the second quarter of fiscal 2015 was $1.1 million, as compared to net income of $0.5 million during the second quarter of fiscal 2014, or $0.03 per diluted common share and $0.03 per Class B diluted common share.

Net loss during the first six months of fiscal 2015 was $1.1 million, as compared to net income of $2.5 million during the first six months of fiscal 2014, or $0.17 per diluted common share and $0.16 per Class B diluted common share.
LIQUIDITY, FINANCIAL POSITION, AND CAPITAL RESOURCES
Our cash needs have been primarily financed through current and prior year earnings. Cash and cash equivalents for the second quarter ended November 29, 2014, were $89.9 million. In addition, CDs and time deposits classified as short-term investments were $23.4 million and long-term investments were $12.0 million, including equity securities of $0.6 million. Cash and investments at November 29, 2014, consisted of $63.3 million in North America, $19.5 million in Europe, $1.1 million in Latin America, and $41.4 million in Asia/Pacific. At May 31, 2014, cash and cash equivalents were $102.8 million. In addition, CDs and time deposits classified as short-term investments were $31.7 million and long-term investments were $1.5 million, including equity securities of $0.5 million. Cash and investments at May 31, 2014, consisted of $71.8 million in North America, $20.5 million in Europe, $0.9 million in Latin America, and $42.8 million in Asia/Pacific.
Cash Flows from Operating Activities
The cash flow from operating activities primarily resulted from our net loss, adjusted for non-cash items, and changes in our operating assets and liabilities.
Operating activities used $2.3 million of cash during the first six months of fiscal 2015. We had a net loss of $1.1 million during the first six months of fiscal 2015, which included non-cash stock-based compensation expense of $0.4 million associated with the issuance of stock option awards and depreciation and amortization expense of $0.8 million associated with our property and equipment as well as amortization of our intangible assets. Changes in our operating assets and liabilities, net of effects of acquired businesses, used $2.2 million of cash during the first six months of fiscal 2015, due primarily to the increase in our inventory of $4.3 million, an increase in our prepaids of $0.9 million, partially offset by a decrease in our income tax receivable of $2.9 million and by an increase in our accounts payable of $1.5 million. The increase in our inventory of $4.3 million was due to increased purchases to support some of our future growth initiatives.  The decrease in our payables of $1.5 million relates primarily to timing of payments to some of our major suppliers.  Our accounts receivable balance was a small use of cash of $0.3 million caused by shifts in our customer mix by geography.
Operating activities used $0.9 million of cash during the first six months of fiscal 2014. We had net income of $2.5 million during the first six months of fiscal 2014, which included non-cash stock-based compensation expense of $0.4 million associated with the issuance of stock option awards and depreciation and amortization expense of $0.5 million associated with our property and equipment as well as amortization of our intangible assets. Changes in our operating assets and liabilities, net of effects of acquired businesses, used $4.2 million of cash during the first six months of fiscal 2014, due primarily to the increase in our inventory of $0.1 million, a decrease in our accounts payable of $2.2 million, and an increase in our accounts receivable of $1.7 million, partially offset by a decrease in our long-term tax liabilities of $0.5 million. The increase in our inventory was due to an increase in purchases related to specific projects within our Canvys business. The decrease in our accounts payable relates primarily to the timing of payments to some of our major suppliers. The increase in our accounts receivables of $1.7 million was due primarily to a slight increase in our day sales outstanding caused primarily by a shift in customer mix by geography.
Cash Flows from Investing Activities
The cash flow from investing activities has consisted primarily of purchases and maturities of investments and capital expenditures.
Cash used in investing activities of $4.1 million during the first six months of fiscal 2015 included proceeds from the maturities of investments of $31.2 million, offset by the purchase of investments of $33.3 million, and $1.9 million in capital expenditures.
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
Cash used in financing activities of $4.0 million during the first six months of fiscal 2015 resulted from $2.6 million of cash used to repurchase common stock under our share repurchase authorization and $1.6 million of cash used to pay dividends, offset by $0.3 million of proceeds from the issuance of common stock.
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
The interpretation and analysis of these disclosures should not be considered in isolation since such variances in exchange rates would likely influence other economic factors. Such factors, which are not readily quantifiable, would likely also affect our operations. Additional disclosure regarding various market risks are set forth in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended May 31, 2014, filed July 25, 2014.
ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures
Management of the Company, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of November 29, 2014.
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

(b)	Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the first six months of fiscal 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended May 31, 2014, filed July 25, 2014.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period Ended	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Amount of Shares Purchased Under the Plans or Programs	Amounts Remaining Under the Share Repurchase Authorization
May 31, 2014					$18,570,538
June 28, 2014	20,785	$9.99	20,785	$207,685	$18,362,853
July 26, 2014	8,700	$10.00	8,700	$86,984	$18,275,869
August 30, 2014	19,268	$10.01	19,268	$192,880	$18,082,989
September 27, 2014	12,792	$10.01	12,792	$128,063	$17,954,926
October 25, 2014	166,691	$9.90	166,691	$1,650,334	$16,304,592
November 29, 2014	37,477	$9.99	37,477	$374,545	$15,930,047
TOTAL	265,713	$9.94	265,713	$2,640,491

ITEM 5. OTHER INFORMATION
Results of Operation and Financial Condition and Declaration of Dividend
On January 8, 2015, we issued a press release reporting results for our second quarter and first six months ended November 29, 2014, and the declaration of a cash dividend. A copy of the press release is furnished as Exhibit 99.1 to this Form 10-Q and incorporated by reference herein.
ITEM 6. EXHIBITS
See exhibit index which is incorporated by reference herein.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
RICHARDSON ELECTRONICS, LTD.

Date: January 8, 2015	By:	/s/ Kathleen S. Dvorak
Kathleen S. Dvorak Chief Financial Officer (on behalf of the Registrant and as Principal Financial Officer)

Exhibit Index

(c) EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to Annex III of the Proxy Statement filed August 22, 2014.
3.2	Amended and Restated By-Laws of the Company, incorporated by reference to Exhibit 3.2 on the Company’s Report on Form 10-Q for the quarterly period ended December 3, 2011.
31.1	Certification of Edward J. Richardson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed pursuant to Part I).
31.2	Certification of Kathleen S. Dvorak pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed pursuant to Part I).
32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed pursuant to Part I).
99.1	Press release dated January 7, 2015.
101
The following financial information from our Quarterly Report on Form 10-Q for the second quarter and first six months of fiscal 2015, filed with the SEC on January 8, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets as of November 29, 2014, and May 31, 2014, (ii) the Unaudited Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended November 29, 2014, and November 30, 2013, (iii) the Unaudited Consolidated Statements of Cash Flows for the three and six months ended November 29, 2014, and November 30, 2013, (iv) the Unaudited Consolidated Statement of Stockholder’s Equity as of November 29, 2014, and (v) Notes to Unaudited Consolidated Financial Statements.