Form 10-Q
period 2015-02-28
RICHARDSON ELECTRONICS LTD/DE
filed 2015-04-10
CIK 355948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of April 6, 2015, there were outstanding 11,529,333 shares of Common Stock, $0.05 par value and 2,140,644 shares of Class B Common Stock, $0.05 par value, which are convertible into Common Stock of the registrant on a share for share basis.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Richardson Electronics, Ltd.
Consolidated Balance Sheets
(in thousands, except per share amounts)

	Unaudited	Audited
	February 28, 2015	May 31, 2014
Assets
Current assets:
Cash and cash equivalents	$78,398	$102,752
Accounts receivable, less allowance of $477 and $581	19,113	18,354
Inventories, net	35,915	33,869
Prepaid expenses and other assets	1,549	1,089
Deferred income taxes	1,343	1,537
Income tax receivable	—	2,888
Investments—current	23,645	31,732
Discontinued operations—assets	—	18
Total current assets	159,963	192,239
Non-current assets:
Property, plant and equipment, net	9,145	7,223
Other intangibles, net	765	843
Non-current deferred income taxes	1,422	1,724
Investments—non-current	11,793	1,516
Total non-current assets	23,125	11,306
Total assets	$183,088	$203,545
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,234	$12,337
Accrued liabilities	8,226	9,220
Discontinued operations—liabilities	—	7
Total current liabilities	19,460	21,564
Non-current liabilities:
Non-current deferred income taxes	2,664	5,691
Other non-current liabilities	1,144	1,315
Discontinued operations—non-current liabilities	—	130
Total non-current liabilities	3,808	7,136
Total liabilities	23,268	28,700
Commitments and contingencies	—	—
Stockholders’ equity
Common stock, $0.05 par value; issued 11,529 shares at February 28, 2015, and 11,835 shares at May 31, 2014	576	592
Class B common stock, convertible, $0.05 par value; issued 2,141 shares at February 28, 2015, and 2,191 shares at May 31, 2014	107	110
Preferred stock, $1.00 par value, no shares issued	—	—
Additional paid-in capital	63,031	66,141
Common stock in treasury, at cost, no shares at February 28, 2015, and 1 share at May 31, 2014	—	(14)
Retained earnings	92,168	97,959
Accumulated other comprehensive income	3,938	10,057
Total stockholders’ equity	159,820	174,845
Total liabilities and stockholders’ equity	$183,088	$203,545

Richardson Electronics, Ltd.
Unaudited Consolidated Statements of Comprehensive Income (Loss)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	February 28, 2015	March 1, 2014	February 28, 2015	March 1, 2014
Net Sales	$33,471	$32,884	$102,011	$102,577
Cost of Sales	23,671	23,233	71,091	71,727
Gross profit	9,800	9,651	30,920	30,850
Selling, general, and administrative expenses	12,563	10,537	36,366	31,079
Gain on disposal of assets	(14)	—	(5)	—
Operating loss	(2,749)	(886)	(5,441)	(229)
Other (income) expense:
Investment/interest income	(239)	(277)	(744)	(797)
Foreign exchange (gain) loss	(275)	31	(285)	123
Proceeds from legal settlement	—	(432)	—	(2,547)
Other, net	(6)	(21)	(22)	(36)
Total other income	(520)	(699)	(1,051)	(3,257)
Income (loss) from continuing operations before income taxes	(2,229)	(187)	(4,390)	3,028
Income tax provision (benefit)	(31)	(75)	(965)	530
Income (loss) from continuing operations	(2,198)	(112)	(3,425)	2,498
Income (loss) from discontinued operations, net of tax	—	(420)	87	(538)
Net income (loss)	(2,198)	(532)	(3,338)	1,960
Foreign currency translation gain (loss), net of tax	(2,188)	258	(6,149)	1,879
Fair value adjustments on investments	5	6	30	29
Comprehensive income (loss)	$(4,381)	$(268)	$(9,457)	$3,868
Net income (loss) per Common share - Basic:
Income (loss) from continuing operations	$(0.16)	$(0.01)	$(0.25)	$0.18
Income (loss) from discontinued operations	—	(0.03)	0.01	(0.04)
Total net income (loss) per Common share - Basic	$(0.16)	$(0.04)	$(0.24)	$0.14
Net income (loss) per Class B common share - Basic:
Income (loss) from continuing operations	$(0.15)	$(0.01)	$(0.22)	$0.16
Income (loss) from discontinued operations	—	(0.03)	0.01	(0.03)
Total net income (loss) per Class B common share - Basic	$(0.15)	$(0.04)	$(0.21)	$0.13
Net income (loss) per Common share - Diluted:
Income (loss) from continuing operations	$(0.16)	$(0.01)	$(0.25)	$0.17
Income (loss) from discontinued operations	—	(0.03)	0.01	(0.04)
Total net income (loss) per Common share - Diluted	$(0.16)	$(0.04)	$(0.24)	$0.13
Net income (loss) per Class B common share - Diluted:
Income (loss) from continuing operations	$(0.15)	$(0.01)	$(0.22)	$0.16
Income (loss) from discontinued operations	—	(0.03)	0.01	(0.03)
Total net income (loss) per Class B common share - Diluted	$(0.15)	$(0.04)	$(0.21)	$0.13
Weighted average number of shares:
Common shares - Basic	11,604	11,832	11,733	11,942
Class B common shares - Basic	2,141	2,191	2,154	2,270
Common shares - Diluted	13,745	14,140	13,887	14,335
Class B common shares - Diluted	2,141	2,191	2,154	2,270
Dividends per common share	$0.060	$0.060	$0.180	$0.180
Dividends per Class B common share	$0.054	$0.054	$0.162	$0.162

Richardson Electronics, Ltd.
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended		Nine Months Ended
	February 28, 2015	March 1, 2014	February 28, 2015	March 1, 2014
Operating activities:
Net income (loss)	$(2,198)	$(532)	$(3,338)	$1,960
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	418	275	1,227	796
Gain on sale of investments	(6)	(4)	(15)	(23)
Gain on disposal of assets	(4)	—	(30)	—
Share-based compensation expense	143	201	529	585
Deferred income taxes	(498)	62	(665)	(105)
Change in assets and liabilities, net of effect of acquired businesses:
Accounts receivable	(2,361)	228	(2,655)	(1,498)
Income tax receivable	—	(319)	2,888	2,789
Inventories	(105)	273	(4,366)	133
Prepaid expenses and other assets	176	140	(727)	(134)
Accounts payable	(1,878)	(940)	(389)	(3,170)
Accrued liabilities	632	(73)	(469)	(2,528)
Non-current deferred income tax liabilities	—	175	—	(302)
Other	(25)	13	(32)	60
Net cash used in operating activities	(5,706)	(501)	(8,042)	(1,437)
Investing activities:
Cash consideration paid for acquired businesses	—	—	—	(973)
Capital expenditures	(1,314)	(840)	(3,250)	(1,821)
Proceeds from maturity of investments	750	203,757	31,957	258,289
Purchases of investments	(750)	(197,321)	(34,093)	(248,873)
Proceeds from sales of available-for-sale securities	112	76	186	152
Purchases of available-for-sale securities	(112)	(76)	(186)	(152)
Other	(98)	6	(128)	97
Net cash provided by (used in) investing activities	(1,412)	5,602	(5,514)	6,719
Financing activities:
Repurchase of common stock	(1,305)	—	(3,945)	(8,725)
Proceeds from issuance of common stock	13	13	301	184
Cash dividends paid	(808)	(829)	(2,453)	(2,514)
Other	2	(26)	—	(25)
Net cash used in financing activities	(2,098)	(842)	(6,097)	(11,080)
Effect of exchange rate changes on cash and cash equivalents	(2,272)	255	(4,701)	956
Increase/ (decrease) in cash and cash equivalents	(11,488)	4,514	(24,354)	(4,842)
Cash and cash equivalents at beginning of period	89,886	92,646	102,752	102,002
Cash and cash equivalents at end of period	$78,398	$97,160	$78,398	$97,160

Richardson Electronics, Ltd.
Unaudited Consolidated Statement of Stockholders’ Equity
(in thousands)

	Common	Class B Common	Par Value	Additional Paid-in Capital	Common Stock in Treasury	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance May 31, 2014:	11,835	2,191	$702	$66,141	$(14)	$97,959	$10,057	$174,845
Comprehensive income (loss)
Net loss	—	—	—	—	—	(3,338)	—	(3,338)
Foreign currency translation	—	—	—	—	—	—	(6,149)	(6,149)
Fair value adjustments on investments	—	—	—	—	—	—	30	30
Share-based compensation:
Stock options	—	—	—	529	—	—	—	529
Common stock:
Options Exercised	46	—	2	299	—	—	—	301
Converted Class B to Common	50	(50)	—	—	—	—	—	—
Repurchase of common stock	—	—	—	—	(3,945)	—	—	(3,945)
Treasury stock retirements	(401)	—	(20)	(3,939)	3,959	—	—	—
Other	(1)	—	(1)	1	—	—	—	—
Dividends paid to:
Common ($0.18 per share)	—	—	—	—	—	(2,103)	—	(2,103)
Class B ($0.162 per share)	—	—	—	—	—	(350)	—	(350)
Balance February 28, 2015:	11,529	2,141	$683	$63,031	$—	$92,168	$3,938	$159,820

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
During the first quarter of fiscal 2015, we created a new strategic business unit called Richardson Healthcare (“Healthcare”).  As hospitals remain under pressure to reduce costs while serving a much larger customer base, there is a growing demand for independent sources of high value replacement parts for diagnostic imaging. Having access to parts that are tested and in stock enables hospitals to terminate expensive service contracts with the Original Equipment Manufacturers ("OEM") and instead use third party service providers or in-house technicians. With our global infrastructure, technical sales team, and experience servicing the healthcare market, we are well positioned to take advantage of this market opportunity.  Over time, our plan is to expand our position from being the leader in power grid tubes to a key player in the high growth, high profile healthcare industry.
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
Healthcare manufactures, distributes and services high value replacement parts for the healthcare market including hospitals, medical centers, independent service organizations, and multi-vendor service providers. Products include power grid tubes, hydrogen thyratrons, klystrons, magnetrons; Image Systems medical displays and workstations for picture archiving and communication systems ("PACS"); visual solutions for operating rooms/surgical environments; digital radiography solutions including replacement flat panel detectors and upgrades; and additional replacement components currently under development for the diagnostic imaging service market. Through a combination of newly developed products and partnerships, service offerings, and training programs, we believe we can help our customers improve efficiency and deliver better clinical outcomes while lowering the cost of healthcare delivery.
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

Our fiscal quarter ends on the Saturday nearest the end of the quarter-ending month. The first nine months of fiscal 2015 and 2014 contained 39 weeks, respectively.
In the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results of interim periods have been made. All inter-company transactions and balances have been eliminated. The unaudited consolidated financial statements presented herein include the accounts of our wholly owned subsidiaries. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The results of our operations for the three and nine months ended February 28, 2015, are not necessarily indicative of the results that may be expected for the fiscal year ending May 30, 2015.
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
3. CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Inventories: Our worldwide inventories are stated at the lower of cost or market, generally using a weighted-average cost method. Our inventories include approximately $31.1 million of finished goods and $4.8 million of raw materials and work-in-progress as of February 28, 2015, as compared to approximately $30.9 million of finished goods and $3.0 million of raw materials and work-in-progress as of May 31, 2014. At this time, we do not anticipate any material risks or uncertainties related to possible future inventory write-downs.
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
Financial Summary – Discontinued Operations
Summary financial results for the three and nine months ended February 28, 2015, and March 1, 2014, are presented in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	February 28, 2015	March 1, 2014	February 28, 2015	March 1, 2014
Net sales	$—	$111	$—	$375
Gross profit (loss) (1)	—	(254)	—	(357)
Selling, general, and administrative expenses (2)	—	37	—	186
Income tax provision (benefit) (3)	—	129	(87)	(5)
Income (loss) from discontinued operations, net of tax	$—	$(420)	$87	$(538)
Notes:
(1) Gross profit (loss) for fiscal year 2014 includes unabsorbed manufacturing labor and overhead expenses related to the Manufacturing Agreement with RFPD which ended March 1, 2014.
(2) Selling, General, and Administrative expenses relate primarily to professional fees for tax audits resulting from the Transaction.
(3) Income tax benefit relates to the reversal of tax reserves.
Assets and liabilities classified as discontinued operations on our consolidated balance sheets as of February 28, 2015, and May 31, 2014, include the following (in thousands):

	February 28, 2015	May 31, 2014
Inventories	$—	$18
Discontinued operations - Assets	$—	$18

Accrued liabilities - current	$—	$7
Accrued liabilities - non-current	—	130
Discontinued operations - Liabilities	$—	$137
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

Intangible assets subject to amortization expense are as follows (in thousands):

	Intangible Assets Subject to Amortization as of

	February 28, 2015	May 31, 2014
Gross Amounts:
Trade Name	$29	$29
Customer Relationship (1)	951	977
Non-compete Agreements	47	47
Total Gross Amounts	$1,027	$1,053
Accumulated Amortization:
Trade Name	$26	$18
Customer Relationship	216	178
Non-compete Agreements	20	14
Total Accumulated Amortization	$262	$210
(1) Change from prior periods reflect impact of foreign currency translation.
The amortization expense associated with the intangible assets subject to amortization for the next five years is presented in the following table (in thousands):

Amortization Expense

Fiscal Year
Remaining 2015	$20
2016	66
2017	57
2018	55
2019	46
Thereafter	521
The weighted average number of years of amortization expense remaining is 17.1.
6. INVESTMENTS
As of February 28, 2015, we had approximately $34.9 million invested in time deposits and certificates of deposit (“CD”). Approximately $23.7 million of this amount matures in less than twelve months and $11.2 million matures in greater than twelve months. The fair value of these investments is equal to the face value of each time deposit and CD.
As of May 31, 2014, we had approximately $32.7 million invested in time deposits and CD’s. $31.7 million of this amount matures in less than twelve months and $1.0 million matures in greater than twelve months. The fair value of these investments is equal to the face value of each time deposit and CD.
We also have investments in equity securities, all of which are classified as available-for-sale and are carried at their fair value based on quoted market prices. Our equity investments, which are included in non-current assets, had a carrying amount of $0.6 million as of February 28, 2015, compared to $0.5 million as of May 31, 2014. Proceeds from the sale of securities were $0.2 during the third quarter of fiscal 2015 compared to $0.1 million during the third quarter of fiscal 2014. We reinvested proceeds from the sale of securities, and the cost of the equity securities sold was based on a specific identification method. Gross realized gains and losses on those sales were less than $0.1 million during the third quarter of fiscal 2015 and fiscal 2014. Net unrealized holding gains and losses of less than $0.1 million during the third quarter of fiscal 2015 and fiscal 2014 have been included in accumulated other comprehensive income (loss).

7. WARRANTIES
We offer warranties for the limited number of specific products we manufacture. We also provide extended warranties for some products we sell that lengthen the period of coverage specified in the manufacturer’s original warranty. Our warranty terms generally range from one to three years.
Warranty reserves are established for costs that are expected to be incurred after the sale and delivery of products under warranty. Warranty reserves are included in accrued liabilities on our consolidated balance sheets. The warranty reserves are determined based on known product failures, historical experience, and other available evidence. Warranty reserves were approximately $0.2 million as of February 28, 2015, and May 31, 2014.
8. LEASE OBLIGATIONS, OTHER COMMITMENTS, AND CONTINGENCIES
We lease certain warehouse and office facilities and office equipment under non-cancelable operating leases. Rent expense from continuing operations during the first nine months of fiscal 2015 was $1.3 million compared to $1.2 million during the first nine months of fiscal 2014. Our future lease commitments for minimum rentals, including common area maintenance charges and property taxes during the next five years are as follows (in thousands):

Fiscal Year	Payments
Remaining 2015	$332
2016	814
2017	213
2018	60
2019	19
Thereafter	19
9. INCOME TAXES
The effective income tax rate from continuing operations during the first nine months of fiscal 2015 was a tax benefit of 22.0%, as compared to a tax provision of 17.5% during the first nine months of fiscal 2014. The difference in rate during the first nine months of fiscal 2015, as compared to the first nine months of fiscal 2014, reflects the impact of changes in our geographical distribution of income (loss), the recording of additional valuation allowance against all of our U.S. state net deferred tax assets, and our position with respect to ASC 740-30, Income Taxes - Other Considerations or Special Areas ("ASC 740-30"). The 22.0% effective income tax rate differs from the federal statutory rate of 34.0% as a result of our geographical distribution of income (loss), the deferred tax impact of the change in the statutory tax rates in Japan and the United Kingdom, the reduction in uncertain tax positions as a result of settling an income tax audit in Italy, the recording of a tax benefit related to compensation expense, and the recording of a valuation allowance against all of our U.S. state net deferred tax assets.
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
We have historically determined that certain undistributed earnings of our foreign subsidiaries, to the extent of cash available, will be repatriated to the U.S. Accordingly, we have provided a deferred tax liability totaling $5.0 million as of February 28, 2015, on foreign earnings of $37.5 million. In addition, as of February 28, 2015, approximately $34.6 million of cumulative positive earnings of some of our foreign subsidiaries are still considered permanently reinvested pursuant to ASC 740-30. Due to various tax attributes that are continuously changing, it is not practicable to determine what, if any, tax liability might exist if such earnings were to be repatriated.

We have no liability recorded in any tax jurisdiction for uncertain tax positions related to continuing operations as of February 28, 2015, and March 1, 2014.
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

The earnings per share (“EPS”) presented in our unaudited consolidated statements of comprehensive income (loss) are based on the following amounts (in thousands, except per share amounts):

	For the Three Months Ended
	February 28, 2015		March 1, 2014
	Basic	Diluted	Basic	Diluted

Numerator for Basic and Diluted EPS:
Loss from continuing operations	$(2,198)	$(2,198)	$(112)	$(112)
Less dividends:
Common stock	691	691	710	710
Class B common stock	116	116	118	118
Undistributed losses	$(3,005)	$(3,005)	$(940)	$(940)
Common stock undistributed losses	$(2,577)	$(2,577)	$(806)	$(806)
Class B common stock undistributed losses	(428)	(428)	(134)	(134)
Total undistributed losses	$(3,005)	$(3,005)	$(940)	$(940)
Loss from discontinued operations	$—	$—	$(420)	$(420)
Less dividends:
Common stock	691	691	710	710
Class B common stock	116	116	118	118
Undistributed losses	$(807)	$(807)	$(1,248)	$(1,248)
Common stock undistributed losses	$(692)	$(692)	$(1,070)	$(1,070)
Class B common stock undistributed losses	(115)	(115)	(178)	(178)
Total undistributed losses	$(807)	$(807)	$(1,248)	$(1,248)
Net loss	$(2,198)	$(2,198)	$(532)	$(532)
Less dividends:
Common stock	691	691	710	710
Class B common stock	116	116	118	118
Undistributed losses	$(3,005)	$(3,005)	$(1,360)	$(1,360)
Common stock undistributed losses	$(2,577)	$(2,577)	$(1,166)	$(1,166)
Class B common stock undistributed losses	(428)	(428)	(194)	(194)
Total undistributed losses	$(3,005)	$(3,005)	$(1,360)	$(1,360)
Denominator for basic and diluted EPS:
Common stock weighted average shares	11,604	11,604	11,832	11,832
Class B common stock weighted average shares, and shares under if-converted method for diluted EPS	2,141	2,141	2,191	2,191
Effect of dilutive stock options		—		117
Denominator for diluted EPS adjusted for weighted average shares and assumed conversions		13,745		14,140
Loss from continuing operations per share:
Common stock	$(0.16)	$(0.16)	$(0.01)	$(0.01)
Class B common stock	$(0.15)	$(0.15)	$(0.01)	$(0.01)
Loss from discontinued operations per share:
Common stock	$—	$—	$(0.03)	$(0.03)
Class B common stock	$—	$—	$(0.03)	$(0.03)
Net loss per share:
Common stock	$(0.16)	$(0.16)	$(0.04)	$(0.04)
Class B common stock	$(0.15)	$(0.15)	$(0.04)	$(0.04)
Note: Common stock options that were anti-dilutive and not included in diluted earnings per common share for the third quarter of fiscal 2015 and fiscal 2014 were 886,064 and 512,064, respectively.

	Nine Months Ended
	February 28, 2015		March 1, 2014
	Basic	Diluted	Basic	Diluted

Numerator for Basic and Diluted EPS:
Income (loss) from continuing operations	$(3,425)	$(3,425)	$2,498	$2,498
Less dividends:
Common stock	2,103	2,103	2,143	2,143
Class B common stock	350	350	370	370
Undistributed losses	$(5,878)	$(5,878)	$(15)	$(15)
Common stock undistributed losses	$(5,045)	$(5,045)	$(13)	$(13)
Class B common stock undistributed losses	(833)	(833)	(2)	(2)
Total undistributed losses	$(5,878)	$(5,878)	$(15)	$(15)
Income (loss) from discontinued operations	$87	$87	$(538)	$(538)
Less dividends:
Common stock	2,103	2,103	2,143	2,143
Class B common stock	350	350	370	370
Undistributed losses	$(2,366)	$(2,366)	$(3,051)	$(3,051)
Common stock undistributed losses	$(2,031)	$(2,031)	$(2,605)	$(2,609)
Class B common stock undistributed losses	(335)	(335)	(446)	(442)
Total undistributed losses	$(2,366)	$(2,366)	$(3,051)	$(3,051)
Net income (loss)	$(3,338)	$(3,338)	$1,960	$1,960
Less dividends:
Common stock	2,103	2,103	2,143	2,143
Class B common stock	350	350	370	370
Undistributed losses	$(5,791)	$(5,791)	$(553)	$(553)
Common stock undistributed losses	$(4,970)	$(4,970)	$(472)	$(473)
Class B common stock undistributed losses	(821)	(821)	(81)	(80)
Total undistributed losses	$(5,791)	$(5,791)	$(553)	$(553)
Denominator for basic and diluted EPS:
Common stock weighted average shares	11,733	11,733	11,942	11,942
Class B common stock weighted average shares, and shares under if-converted method for diluted EPS	2,154	2,154	2,270	2,270
Effect of dilutive securities Dilutive stock options		—		123
Denominator for diluted EPS adjusted for weighted average shares and assumed conversions		13,887		14,335
Income (loss) from continuing operations per share:
Common stock	$(0.25)	$(0.25)	$0.18	$0.17
Class B common stock	$(0.22)	$(0.22)	$0.16	$0.16
Income (loss) from discontinued operations per share:
Common stock	$0.01	$0.01	$(0.04)	$(0.04)
Class B common stock	$0.01	$0.01	$(0.03)	$(0.03)
Net income (loss) per share:
Common stock	$(0.24)	$(0.24)	$0.14	$0.13
Class B common stock	$(0.21)	$(0.21)	$0.13	$0.13
Note: Common stock options that were anti-dilutive and not included in diluted earnings per common share for the first nine months of fiscal 2015 and fiscal 2014 were 726,564 and 512,064, respectively.

11. SEGMENT REPORTING
During the first quarter of fiscal 2015, we created a new strategic business unit called Healthcare.  As hospitals remain under pressure to reduce costs while serving a much larger customer base, there is a growing demand for independent sources of high value replacement parts for diagnostic imaging. Having access to parts that are tested and in stock enables hospitals to terminate expensive service contracts with the OEM and instead use third party service providers or in house technicians. With our global infrastructure, technical sales team, and experience servicing the healthcare market, we are well positioned to take advantage of this market opportunity.  Over time, our plan is to expand our position from being the leader in power grid tubes to a key player in the high growth, high profile healthcare industry.
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
Healthcare manufactures, distributes and services high value replacement parts for the healthcare market including hospitals, medical centers, independent service organizations, and multi-vendor service providers. Products include power grid tubes, hydrogen thyratrons, klystrons, magnetrons; Image Systems medical displays and workstations for picture archiving and communication systems ("PACS"); visual solutions for operating rooms/surgical environments; digital radiography solutions including replacement flat panel detectors and upgrades; and additional replacement components currently under development for the diagnostic imaging service market. Through a combination of newly developed products and partnerships, service offerings, and training programs, we believe we can help our customers improve efficiency and deliver better clinical outcomes while lowering the cost of healthcare delivery.
The CEO evaluates performance and allocates resources primarily based on the gross profit of each segment.
Operating results by segment are summarized in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	February 28, 2015	March 1, 2014	February 28, 2015	March 1, 2014
EDG
Net Sales	$25,207	$24,193	$79,432	$75,835
Gross Profit	7,680	7,139	24,904	23,505
Canvys
Net Sales	$6,236	$6,732	$18,110	$21,769
Gross Profit	1,621	1,945	4,929	5,970
Healthcare
Net Sales	$2,028	$1,959	$4,469	$4,973
Gross Profit	499	567	1,087	1,375
Geographic net sales information is primarily grouped by customer destination into five areas: North America; Asia/Pacific; Europe; Latin America; and Other.

Net sales and gross profit by geographic region are summarized in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	February 28, 2015	March 1, 2014	February 28, 2015	March 1, 2014
Net Sales
North America	$15,905	$14,742	$44,373	$42,970
Asia/Pacific	5,577	4,996	18,001	17,548
Europe	10,006	10,986	33,137	34,651
Latin America	1,905	1,890	6,433	6,661
Other	78	270	67	747
Total	$33,471	$32,884	$102,011	$102,577
Gross Profit (loss)
North America	$5,406	$4,988	$15,436	$14,653
Asia/Pacific	1,818	1,547	5,931	5,631
Europe	3,086	3,485	10,833	11,190
Latin America	635	646	2,324	2,479
Other	(1,145)	(1,015)	(3,604)	(3,103)
Total	$9,800	$9,651	$30,920	$30,850
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
During the first and third quarters of fiscal 2014, we received a settlements in the amount of $2.1 million and $0.4 million, respectively, related to an anti-trust class action lawsuit settlement. The settlement was recorded as proceeds from legal settlement within the Other Income section of our Consolidated Statements of Comprehensive Income.
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
As of February 28, 2015, we held investments that are required to be measured at fair value on a recurring basis. Our investments consist of time deposits and CDs, which face value is equal to fair value, and equity securities of publicly traded companies for which market prices are readily available.

Investments measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of February 28, 2015, and May 31, 2014, were as follows (in thousands):

Level 1
February 28, 2015
Time deposits/CDs	$34,868
Equity securities	570
Total	$35,438
May 31, 2014
Time deposits/CDs	$32,732
Equity securities	516
Total	$33,248

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
INTRODUCTION
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to assist the reader in better understanding our business, results of operations, financial condition, changes in financial condition, critical accounting policies and estimates, and significant developments. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes appearing elsewhere in this filing. This section is organized as follows:

•	Business Overview - a brief synopsis of our Company for the periods ended February 28, 2015, and March 1, 2014

•
Results of Continuing Operations – an analysis and comparison of our consolidated results of operations for the three and nine months ended February 28, 2015, and March 1, 2014, as reflected in our consolidated statements of comprehensive income (loss)

•
Liquidity, Financial Position, and Capital Resources – a discussion of our primary sources and uses of cash for the nine months ended February 28, 2015, and March 1, 2014, and a discussion of changes in our financial position

Business Overview
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

During the first quarter of fiscal 2015, we created a new strategic business unit called Richardson Healthcare (“Healthcare”).  As hospitals remain under pressure to reduce costs while serving a much larger customer base, there is a growing demand for independent sources of high value replacement parts for diagnostic imaging. Having access to parts that are tested and in stock enables hospitals to terminate expensive service contracts with the Original Equipment Manufacturers ("OEM") and instead use third party service providers or in house technicians. With our global infrastructure, technical sales team, and experience servicing the healthcare market, we are well positioned to take advantage of this market opportunity.  Over time, our plan is to expand our position from being the leader in power grid tubes to a key player in the high growth, high profile healthcare industry.
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
Healthcare manufactures, distributes and services high value replacement parts for the healthcare market including hospitals, medical centers, independent service organizations, and multi-vendor service providers. Products include power grid tubes, hydrogen thyratrons, klystrons, magnetrons; Image Systems medical displays and workstations for picture archiving and communication systems ("PACS"); visual solutions for operating rooms/surgical environments; digital radiography solutions including replacement flat panel detectors and upgrades; and additional replacement components currently under development for the diagnostic imaging service market. Through a combination of newly developed products and partnerships, service offerings, and training programs, we believe we can help our customers improve efficiency and deliver better clinical outcomes while lowering the cost of healthcare delivery.
We currently have operations in the following major geographic regions: North America, Asia/Pacific, Europe, and Latin America.
RESULTS OF CONTINUING OPERATIONS

Financial Summary – Three Months Ended February 28, 2015

•	Net sales for the third quarter of fiscal 2015 were $33.5 million, an increase of 1.8%, compared to net sales of $32.9 million during the third quarter of fiscal 2014.

•	Gross margin was 29.3% of net sales during the third quarter of both fiscal 2015 and 2014.

•
Selling, general, and administrative expenses increased to $12.6 million, or 37.5% of net sales, for the third quarter of fiscal 2015, compared to $10.5 million for the second quarter of fiscal 2014, or 32.0% of net sales. Operating expenses for the third quarter of fiscal 2015 include $1.5 million related to the Company's IT implementation and $1.2 million related to its engineered solutions and healthcare growth initiatives.

•	Operating loss during the third quarter of fiscal 2015 was $2.7 million, compared to operating loss of $0.9 million, during the third quarter of fiscal 2014.

•	Loss from continuing operations during the third quarter of fiscal 2015 was $2.2 million, compared to loss from continuing operations during the third quarter of fiscal 2014 of $0.1 million.

•	Net loss during the third quarter of fiscal 2015 was $2.2 million, compared to net loss of $0.5 million, during the third quarter of fiscal 2014.

Financial Summary – Nine Months Ended February 28, 2015

•	Net sales for the first nine months of fiscal 2015 were $102.0 million, a decrease of 0.6%, compared to net sales of $102.6 million during the first nine months of fiscal 2014.

•	Gross margin increased slightly to 30.3% during the first nine months of fiscal 2015, compared to 30.1% from the first nine months of fiscal 2014.

•
Selling, general, and administrative expenses increased to $36.4 million, or 35.6% of net sales, for the first nine months of fiscal 2015, compared to $31.1 million, or 30.3% of net sales, for the first nine months of fiscal 2014.

•	Operating loss during the first nine months of fiscal 2015 was $5.4 million, compared to an operating loss of $0.2 million, during the first nine months of fiscal 2014.

•
Loss from continuing operations during the first nine months of fiscal 2015 was $3.4 million, compared to income from continuing operations of $2.5 million, or $0.17 per diluted common share, during the first nine months of fiscal 2014.

•	Net loss during the first nine months of fiscal 2015 was $3.3 million, compared to net income of $2.0 million, or $0.13 per diluted common share, during the first nine months of fiscal 2014.
Net Sales and Gross Profit Analysis
Net sales by segment and percent change for the third quarter and first nine months of fiscal 2015 and 2014 were as follows (in thousands):

Net Sales	Three Months Ended		FY15 vs. FY14
	February 28, 2015	March 1, 2014	% Change
EDG	$25,207	$24,193	4.2%
Canvys	6,236	6,732	(7.4)%
Healthcare	2,028	1,959	3.5%
Total	$33,471	$32,884	1.8%

	Nine Months Ended
	February 28, 2015	March 1, 2014	% Change
EDG	$79,432	$75,835	4.7%
Canvys	18,110	21,769	(16.8)%
Healthcare	4,469	4,973	(10.1)%
Total	$102,011	$102,577	(0.6)%
During the third quarter of fiscal 2015, consolidated net sales increased 1.8% compared to the third quarter of fiscal 2014. Sales for Canvys declined by 7.4%, while sales for EDG and Healthcare increased by 4.2% and 3.5%, respectively, compared to the third quarter of fiscal 2014. During the first nine months of fiscal 2015 consolidated net sales decreased 0.6% compared to the first nine months of fiscal 2014. Sales for Canvys and Healthcare declined by 16.8% and 10.1%, respectively, while sales for EDG increased 4.7% compared to the first nine months of fiscal 2014.

Gross profit by segment and percent of segment net sales for the third quarter and first nine months of fiscal 2015 and 2014 were as follows (in thousands):

Gross Profit	Three Months Ended
	February 28, 2015	% of Net Sales	March 1, 2014	% of Net Sales
EDG	$7,680	30.5%	$7,139	29.5%
Canvys	1,621	26.0%	1,945	28.9%
Healthcare	499	24.6%	567	28.9%
Total	$9,800	29.3%	$9,651	29.3%

	Nine Months Ended
	February 28, 2015	% of Net Sales	March 1, 2014	% of Net Sales
EDG	$24,904	31.4%	$23,505	31.0%
Canvys	4,929	27.2%	5,970	27.4%
Healthcare	1,087	24.3%	1,375	27.6%
Total	$30,920	30.3%	$30,850	30.1%
Gross profit reflects the distribution and manufacturing product margin less manufacturing variances, inventory obsolescence charges, customer returns, scrap and cycle count adjustments, engineering costs, unabsorbed manufacturing labor and overhead, and other provisions.
Consolidated gross profit was $9.8 million during the third quarter of fiscal 2015, compared to $9.7 million during the third quarter of fiscal 2014. Consolidated gross margin as a percentage of net sales remained flat at 29.3% during the third quarter of fiscal 2015, compared to the third quarter of fiscal 2014. In addition, gross margin included $0.2 million related to unabsorbed manufacturing labor and overhead from continuing operations during the third quarter of fiscal 2015 and fiscal 2014.
Consolidated gross profit was $30.9 million during the first nine months of fiscal 2015, compared to $30.9 million during the first nine months of fiscal 2014. Consolidated gross margin as a percentage of net sales slightly increased to 30.3% during the first nine months of fiscal 2015, from 30.1% during the first nine months of fiscal 2014. In addition, gross margin included $0.5 million related to unabsorbed manufacturing labor and overhead from continuing operations during the first nine months of fiscal 2015 and fiscal 2014.
IT System and Infrastructure
Since 2011, we have been operating under the terms of a transition services agreement (“TSA”) with Arrow Electronics.  On March 1, 2015, we went live on our new global IT platform and subsequently provided notice of termination of the TSA to Arrow effective April 30, 2015.
               During the first nine months of our fiscal year 2015, we have incurred $1.7 million in additional capital spending related to our new IT platform.  Our operating expenses for the first nine months included $4.4 million of IT expenses.  This includes $1.4 million under the terms of our TSA, which terminates April 30, 2015, as well as $3.1 million of expenses associated with development and training for our new IT system, infrastructure, and support.

Electron Device Group
Net sales for EDG increased 4.2% to $25.2 million during the third quarter of fiscal 2015, compared to $24.2 million during the third quarter of fiscal 2014. The increase in net sales was driven by continued strong bookings during the first and second quarters for market share gains in continuous wave magnetrons and other related assemblies primarily into the semiconductor capital equipment market. In addition, sales increased as a result of market share gains in industrial consumable products, medical, avionics, and marine applications in Europe. Gross margin as a percentage of net sales increased to 30.5% during the third quarter of fiscal 2015, as compared to 29.5% during the third quarter of fiscal 2014 primarily due to shifts in product mix.
Net sales for EDG increased 4.7% to $79.4 million during the first nine months of fiscal 2015, compared to $75.8 million during the first nine months of fiscal 2014. Net sales of continuous wave magnetrons and related assemblies sold primarily into the semiconductor wafer fabrication market increased while net sales of tubes grew in the laser, aviation, and marine markets, offset by declines primarily in the industrial market. Gross margin as a percentage of net sales increased to 31.4% during the first nine months of fiscal 2015, as compared to 31.0% during the first nine months of fiscal 2014 primarily due to shifts in product mix.
Canvys
Canvys net sales decreased 7.4% to $6.2 million during the third quarter of fiscal 2015, from $6.7 million during the third quarter of fiscal 2014. Sales in our North America and Europe OEM markets were down due to delays in new programs as well as the loss of several customers that concluded programs or changed to lower cost solutions. Gross margin as a percentage of net sales decreased to 26.0% during the third quarter of fiscal 2015, compared to 28.9% during the third quarter of fiscal 2014 due to currency exchange rates and shift in product mix.
Canvys net sales decreased 16.8% to $18.1 million during the first nine months of fiscal 2015, from $21.8 million during the first nine months of fiscal 2014. Sales in our North America and Europe OEM markets were down due to delays in new programs which hurt Canvys’ ability to recover from the loss of several customers that concluded programs or changed to lower cost solutions. Gross margin as a percentage of net sales decreased slightly to 27.2% during the first nine months of fiscal 2015, compared to 27.4% during the first nine months of fiscal 2014 reflecting shifts in product mix and more recent currency exchange impact.
Healthcare
Healthcare (previously part of our Canvys business) net sales increased 3.5% to $2.028 million during the third quarter of fiscal 2015, from $1.959 million during the third quarter of fiscal 2014. Sales were up slightly due to several large PACS display replacement projects. Gross margin as a percentage of net sales decreased to 24.6% during the third quarter of fiscal 2015, compared to 28.9% during the third quarter of fiscal 2014 due to competitive pricing pressure and shifts in product mix.
Healthcare net sales decreased 10.1% to $4.5 million during the first nine months of fiscal 2015, from $5.0 million during the first nine months of fiscal 2014. Sales were down in the PACS display market driven by longer product lifecycles and pressure on capital budgets causing hospitals to defer many PACS display refresh projects. Gross margin as a percentage of net sales decreased to 24.3% during the first nine months of fiscal 2015, compared to 27.6% during the first nine months of fiscal 2014 due to competitive pricing pressure and shifts in product mix.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses (“SG&A”) increased to $12.6 million during the third quarter of fiscal 2015 compared to $10.5 million during the third quarter of fiscal 2014. The $2.1 million increase includes $1.5 million of expense related to our IT implementation and $1.2 million of expense for our microwave generator, power conversion, and healthcare growth initiatives. SG&A as a percentage of sales from continuing operations increased to 37.5% during the third quarter of fiscal 2015 from 32.0% during the third quarter of fiscal 2014.
Selling, general, and administrative expenses (“SG&A”) increased to $36.4 million during the first nine months of fiscal 2015 compared to $31.1 million during the first nine months of fiscal 2014. The $5.3 million increase includes $3.1 million of expense related to our IT implementation and $2.9 million of expense for our microwave generator, power conversion, and healthcare growth initiatives. SG&A as a percentage of sales from continuing operations increased to 35.6% during the first nine months of fiscal 2015 from 30.3% during the first nine months of fiscal 2014.

Other Income/Expense
Other income/expense was income of $0.5 million during the third quarter of fiscal 2015, compared to income of $0.7 million during the third quarter of fiscal 2014. The third quarter of fiscal 2015 was due primarily to investment income of $0.2 million and foreign exchange of $0.3 million. Our foreign exchange gains and losses are primarily due to the translation of U.S. dollars held in non-U.S. entities. We currently do not utilize derivative instruments to manage our exposure to foreign currency.
Other income/expense was income of $1.1 million during the first nine months of fiscal 2015, compared to income of $3.3 million during the first nine months of fiscal 2014. The $1.1 million in the first nine months of fiscal 2015 was primarily due to investment income of $0.7 million and foreign exchange of $0.3 million. The $3.3 million in the first nine months of fiscal 2014 included an anti-trust class action lawsuit settlement of $2.6 million and investment income of $0.8 million, partially offset by foreign exchange loss of $0.1 million. Our foreign exchange gains and losses are primarily due to the translation of U.S. dollars held in non-U.S. entities. We currently do not utilize derivative instruments to manage our exposure to foreign currency.
Income Tax Provision
The effective income tax rate from continuing operations during the first nine months of fiscal 2015 was a tax benefit of 22.0%, as compared to a tax provision of 17.5% during the first nine months of fiscal 2014. The difference in rate during the first nine months of fiscal 2015, as compared to the first nine months of fiscal 2014, reflects the impact of changes in our geographical distribution of income (loss), the recording of additional valuation allowance against all of our U.S. state net deferred tax assets, and our positions with respect to ASC 740-30, Income Taxes - Other Considerations or Special Areas ("ASC 740-30"). The 22.0% effective income tax rate differs from the federal statutory rate of 34.0% as a result of our geographical distribution of income (loss), the deferred tax impact of the change in the statutory tax rates in Japan and the United Kingdom, the reduction in uncertain tax positions as a result of settling an income tax audit in Italy, the recording of a tax benefit related to compensation expense, and the recording of a valuation allowance against all of our U.S. state net deferred tax assets.
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
We have historically determined that certain undistributed earnings of our foreign subsidiaries, to the extent of cash available, will be repatriated to the U.S. Accordingly, we have provided a deferred tax liability totaling $5.0 million as of February 28, 2015, on foreign earnings of $37.5 million. In addition, as of February 28, 2015, approximately $34.6 million of cumulative positive earnings of some of our foreign subsidiaries are still considered permanently reinvested pursuant to ASC 740-30. Due to various tax attributes that are continuously changing, it is not practicable to determine what, if any, tax liability might exist if such earnings were to be repatriated.
We have no liability recorded in any tax jurisdiction for uncertain tax positions related to continuing operations as of February 28, 2015, and March 1, 2014.
It is not expected that there will be a change in the unrecognized tax benefits within the next 12 months.
Net Income (loss) and Per share Data
Net loss during the third quarter of fiscal 2015 was $2.2 million, as compared to net loss of $0.5 million during the third quarter of fiscal 2014.
Net loss during the first nine months of fiscal 2015 was $3.3 million, as compared to net income of $2.0 million during the first nine months of fiscal 2014, or $0.13 per diluted common share and $0.13 per Class B diluted common share.

LIQUIDITY, FINANCIAL POSITION, AND CAPITAL RESOURCES
Our cash needs have been primarily financed through prior year earnings. Cash and cash equivalents for the third quarter ended February 28, 2015, were $78.4 million. In addition, CDs and time deposits classified as short-term investments were $23.7 million and long-term investments were $11.8 million, including equity securities of $0.6 million. Cash and investments at February 28, 2015, consisted of $54.9 million in North America, $17.7 million in Europe, $0.6 million in Latin America, and $40.6 million in Asia/Pacific. At May 31, 2014, cash and cash equivalents were $102.8 million. In addition, CDs and time deposits classified as short-term investments were $31.7 million and long-term investments were $1.5 million, including equity securities of $0.5 million. Cash and investments at May 31, 2014, consisted of $71.8 million in North America, $20.5 million in Europe, $0.9 million in Latin America, and $42.8 million in Asia/Pacific.
Cash Flows from Operating Activities
Cash flow from operating activities reflects our net loss, adjusted for non-cash items, and changes in our operating assets and liabilities.
Operating activities used $8.0 million of cash during the first nine months of fiscal 2015. We had a net loss of $3.3 million during the first nine months of fiscal 2015, which included non-cash stock-based compensation expense of $0.5 million associated with the issuance of stock option awards and depreciation and amortization expense of $1.2 million associated with our property and equipment as well as amortization of our intangible assets. Changes in our operating assets and liabilities, net of effects of acquired businesses, used $5.8 million of cash during the first nine months of fiscal 2015, due primarily to the increase in our inventory of $4.4 million, an increase in our prepaids of $0.7 million, a decrease in our accounts payable of $0.4 million, and an increase in our accounts receivable of $2.7 million, partially offset by a decrease in our income tax receivable of $2.9 million. The increase in our inventory of $4.4 million, net of foreign exchange rate impact on inventory of $2.3 million, was due to increased purchases to support some of our future growth initiatives. The decrease in our accounts payable of $0.4 million relates primarily to timing of payments to some of our major suppliers. Our accounts receivable balance was a use of cash of $2.7 million, net of foreign exchange rate impact on accounts receivables of $1.9 million, caused by shifts in our customer mix by geography.
Operating activities, which include our discontinued operations, used $1.4 million of cash during the first nine months of fiscal 2014. We had net income of $2.0 million during the first nine months of fiscal 2014, which included non-cash stock-based compensation expense of $0.6 million associated with the issuance of stock option awards and depreciation and amortization expense of $0.8 million associated with our property and equipment as well as amortization of our intangible assets. Changes in our operating assets and liabilities, net of effects of acquired businesses, used $4.7 million of cash during the first nine months of fiscal 2014, due primarily to a decrease in our accounts payable of $3.2 million, and an increase in our accounts receivable of $1.5 million, partially offset by a decrease in our long-term tax liabilities of $0.3 million. The decrease in our accounts payable relates primarily to the timing of payments to some of our major suppliers. The increase in our accounts receivables of $1.5 million was due primarily to a slight increase in our day sales outstanding caused primarily by a shift in customer mix by geography.
Cash Flows from Investing Activities
The cash flow from investing activities has consisted primarily of purchases and maturities of investments and capital expenditures.
Cash used in investing activities of $5.5 million during the first nine months of fiscal 2015 included proceeds from the maturities of investments of $32.0 million, offset by the purchase of investments of $34.1 million, and $3.3 million in capital expenditures.
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
Cash used in financing activities of $6.1 million during the first nine months of fiscal 2015 resulted from $3.9 million of cash used to repurchase common stock under our share repurchase authorization and $2.5 million of cash used to pay dividends, offset by $0.3 million of proceeds from the issuance of common stock due mainly to stock options exercised.
Cash used in financing activities of $11.1 million during the first nine months of fiscal 2014 resulted from $8.7 million of cash used to repurchase common stock under our share repurchase authorization and $2.5 million of cash used to pay dividends, offset by $0.2 million of proceeds from the issuance of common stock due mainly to stock options exercised.
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
ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures
Management of the Company, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of February 28, 2015.
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

(b)	Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the first nine months of fiscal 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period Ended	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Amount of Shares Purchased Under the Plans or Programs	Amounts Remaining Under the Share Repurchase Authorization
May 31, 2014					$18,570,538
June 28, 2014	20,785	$9.99	20,785	$207,685	$18,362,853
July 26, 2014	8,700	$10.00	8,700	$86,984	$18,275,869
August 30, 2014	19,268	$10.01	19,268	$192,880	$18,082,989
September 27, 2014	12,792	$10.01	12,792	$128,063	$17,954,926
October 25, 2014	166,691	$9.90	166,691	$1,650,334	$16,304,592
November 29, 2014	37,477	$9.99	37,477	$374,545	$15,930,047
December 27, 2014	6,006	$10.01	6,006	$60,144	$15,869,903
January 24, 2015	69,794	$9.80	69,794	$684,111	$15,185,792
February 28, 2015	58,500	$9.58	58,500	$560,223	$14,625,569
TOTAL	400,013	$9.86	400,013	$3,944,969

ITEM 5. OTHER INFORMATION
Results of Operation and Financial Condition and Declaration of Dividend
On April 8, 2015, we issued a press release reporting results for our third quarter and first nine months ended February 28, 2015, and the declaration of a cash dividend. A copy of the press release is furnished as Exhibit 99.1 to this Form 10-Q and incorporated by reference herein.
ITEM 6. EXHIBITS
See exhibit index which is incorporated by reference herein.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
RICHARDSON ELECTRONICS, LTD.

Date: April 9, 2015	By:	/s/ Kathleen S. Dvorak
Kathleen S. Dvorak Chief Financial Officer (on behalf of the Registrant and as Principal Financial Officer)

Exhibit Index

(c) EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to Annex III of the Proxy Statement filed August 22, 2014.
3.2	Amended and Restated By-Laws of the Company, incorporated by reference to Exhibit 3.2 on the Company’s Report on Form 10-Q for the quarterly period ended December 3, 2011.
31.1	Certification of Edward J. Richardson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed pursuant to Part I).
31.2	Certification of Kathleen S. Dvorak pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed pursuant to Part I).
32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed pursuant to Part I).
99.1	Press release dated April 8, 2015.
101
The following financial information from our Quarterly Report on Form 10-Q for the third quarter and first nine months of fiscal 2015, filed with the SEC on April 9, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets as of February 28, 2015, and May 31, 2014, (ii) the Unaudited Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended February 28, 2015, and March 1, 2014, (iii) the Unaudited Consolidated Statements of Cash Flows for the three and nine months ended February 28, 2015, and March 1, 2014, (iv) the Unaudited Consolidated Statement of Stockholder’s Equity as of February 28, 2015, and (v) Notes to Unaudited Consolidated Financial Statements.