Form 10-K
period 2015-05-30
RICHARDSON ELECTRONICS LTD/DE
filed 2015-07-28
CIK 355948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	FOR ANNUAL REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒   No
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of November 29, 2014, was approximately $116.2 million.
As of July 21, 2015, there were outstanding 11,530,283 shares of Common Stock, $0.05 par value and 2,140,644 shares of Class B Common Stock, $0.05 par value, which are convertible into Common Stock of the registrant on a one-for-one basis.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders scheduled to be held October 6, 2015, which will be filed pursuant to Regulation 14A, are incorporated by reference in Part III of this report. Except as specifically incorporated herein by reference, the abovementioned Proxy Statement is not deemed filed as part of this report.

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
PART I
ITEM 1. Business
General
Richardson Electronics, Ltd. is a leading global provider of engineered solutions, power grid and microwave tubes and related consumables; power conversion and RF and microwave components; high value displays, flat panel detector solutions and replacement parts for diagnostic imaging equipment; and customized display solutions.  We serve customers in the alternative energy, healthcare, aviation, broadcast, communications, industrial, marine, medical, military, scientific and semiconductor markets. The Company’s strategy is to provide specialized technical expertise and “engineered solutions” based on our core engineering and manufacturing capabilities. The Company provides solutions and adds value through design-in support, systems integration, prototype design and manufacturing, testing, logistics, and aftermarket technical service and repair through its global infrastructure.
Our products include electron tubes and related components, microwave generators, subsystems used in semiconductor manufacturing, and visual technology solutions. These products are used to control, switch or amplify electrical power signals, or are used as display devices in a variety of industrial, commercial, medical, and communication applications.
During the first quarter of fiscal 2015, we created a new strategic business unit called Richardson Healthcare ("Healthcare"). As hospitals remain under pressure to reduce costs while serving a much larger customer base, there is a growing demand for independent sources of high-value replacement parts for diagnostic imaging. Having access to parts that are tested and in stock enables hospitals to terminate expensive service contracts with the Original Equipment Manufacturers ("OEM") and instead use third party service providers or in-house technicians. With our global infrastructure, technical sales team, and experience servicing the healthcare market, we are well positioned to take advantage of this market opportunity. Over time, our plan is to expand our position from being the leader in power grid tubes to a key player in the high-growth, high-profile healthcare industry.
Our fiscal year 2015 began on June 1, 2014, and ended on May 30, 2015. Unless otherwise noted, all references in this document to a particular year shall mean our fiscal year.
Geography
We currently have operations in the following major geographic regions:

•	North America;

•	Asia/Pacific;

•	Europe; and

•	Latin America.

Selected financial data attributable to each segment and geographic region for fiscal 2015, 2014, and 2013 is set forth in Note 10 “Segment and Geographic Information” of the notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.
We have three operating segments, which we define as follows:
Electron Device Group (Renamed Power and Microwave Technologies Group in July 2015)
Electron Device Group (“EDG”) provides engineered solutions and distributes electronic components to customers in alternative energy, aviation, broadcast, communications, industrial, marine, medical, military, scientific, and semiconductor markets. EDG focuses on various applications including broadcast transmission, CO2 laser cutting, diagnostic imaging, dielectric and induction heating, high energy transfer, high voltage switching, plasma, power conversion, radar, and radiation oncology. EDG also offers its customers technical services for both microwave and industrial equipment.
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
Canvys
Canvys provides customized display solutions to medical, industrial, and original equipment manufacturers. Our engineers design, manufacture, source, and support a full spectrum of solutions to match the needs of our customers. We offer custom display solutions that include touch screens, protective panels, custom enclosures, specialized cabinet finishes, and application specific software packages. Our volume commitments are much lower than those of the large display manufacturers, making us the ideal choice for companies with very specific design requirements. We partner with both private label manufacturing companies and leading branded hardware vendors to offer the highest quality liquid crystal displays, mounting devices, and customized computing platforms.
We have long-standing relationships with key component and finished goods manufacturers including 3M, LG, NEC Displays, and several key Asian display manufacturers that manufacture products to our specifications. We believe supplier relationships, combined with our engineering design and manufacturing capabilities and private label partnerships, allow us to maintain a well-balanced and technologically advanced offering of customer specific display solutions.

Healthcare
Healthcare, included in Canvys prior to fiscal year 2015, manufactures, distributes and services high value replacement parts for the healthcare market including hospitals, medical centers, independent service organizations, and multi-vendor service providers. Products include power grid tubes, hydrogen thyratrons, klystrons, magnetrons; Image Systems medical displays and workstations for picture archiving and communication systems ("PACS"); visual solutions for operating rooms/surgical environments; digital radiography solutions including replacement flat panel detectors and upgrades; and additional replacement components currently under development for the diagnostic imaging service market. Through a combination of newly developed products and partnerships, service offerings, and training programs, we believe we can help our customers improve efficiency and deliver better clinical outcomes while lowering the cost of healthcare delivery.
Sales and Product Management
As of the end of fiscal 2015, we employed 155 sales and product management personnel worldwide. In addition, we have authorized representatives, who are not our employees, selling our products primarily in regions where we do not have a direct sales presence.
We offer various credit terms to qualifying customers as well as cash in advance and credit card terms. We establish credit limits for each customer and routinely review delinquent and aging accounts.
Distribution
We maintain approximately 110,700 part numbers in our product inventory database and we estimate that more than 90% of orders received by 6:00 p.m. local time are shipped complete the same day if product is in stock. Customers can access our products on our web sites, www.rell.com, www.rellhealthcare.com, www.canvys.com, and www.rellaser.com, through electronic data interchange, or by telephone. Customer orders are processed by our regional sales offices and supported primarily by one of our distribution facilities in LaFox, Illinois; Amsterdam, Netherlands; Marlborough, Massachusetts; Plymouth, Minnesota; Donaueschingen, Germany; or Singapore, Singapore. We also have satellite warehouses in Sao Paulo, Brazil; Shanghai, China; Bangkok, Thailand; and Hook, United Kingdom. Our data processing network provides on-line, real-time interconnection of all sales offices and central distribution operations, 24 hours per day, seven days per week. Information on stock availability, pricing in local currency, cross-reference information, customers, and market analyses are obtainable throughout the entire distribution network.
International Sales
During fiscal 2015, approximately 56% of our sales were made outside the U.S. We continue to pursue new international sales to further expand our geographic reach.
Employees
As of May 30, 2015, we employed 338 full-time individuals. Of these, 220 were located in the United States and 118 were located internationally. The worldwide employee base included 155 in sales and product management and an additional 183 employees in distribution support, administrative positions, and value-add and manufacturing. All of our employees are non-union, and we consider our relationships with our employees to be good.
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
We may not achieve our plan for sales growth and margin targets.
We have established both margin and expense targets to grow our sales with new and existing customers. If we do not achieve our growth objectives, the complexity of our global infrastructure makes it difficult to leverage our fixed cost structure to align with the size of our operations. Factors that could have a significant effect on our ability to achieve these goals include the following:

•	Failure to achieve our sales and margin growth objectives in our product lines and business units;

•	Failure to identify, consummate and successfully integrate acquisitions;

•	Declining gross margin reflecting competitive pricing pressures or product mix; and,

•	Limitations on our ability to leverage our support-function cost structure while maintaining an adequate structure to achieve our growth objectives.
We have historically incurred significant charges for inventory obsolescence, and may incur similar charges in the future.
We maintain significant inventories in an effort to ensure that customers have a reliable source of supply. Our products generally support industrial machinery that is powered by tube technology. As technology evolves and this capital equipment is replaced, the market for our products potentially declines. In addition, the market for many of our other products is characterized by rapid change resulting from the development of new technologies, evolving industry standards, frequent new product introductions by some of our suppliers and changing end-user demand, which can contribute to the decline in value or obsolescence of our inventory. We do not have many long-term supply contracts with our customers. If we fail to anticipate the changing needs of our customers or we fail to accurately forecast customer demand, our customers may not place orders with us, and we may accumulate significant inventories of products which we may be unable to sell or return to our vendors. This may result in a decline in the value of our inventory.
We face competitive pressures that could have a material adverse effect on our business.
Our overall competitive position depends on a number of factors including price, engineering capability, vendor representation, product diversity, lead times and the level of customer service. There are very few vacuum tube competitors in the markets we serve. There are also a limited number of Chinese manufacturers whose ability to produce vacuum tubes has progressed over the past several years. The most significant competitive risk comes from technical obsolescence. Canvys faces many competitors in the markets we serve. Increased competition may result in price reductions, reduced margins, or a loss of market share, any of which could materially and adversely affect our business, operating results, and financial condition. As we expand our business and pursue our growth initiatives, we may encounter increased competition from current and/or new competitors. Our failure to maintain and enhance our competitive position could have a material adverse effect on our business.
A single stockholder has voting control over us.
As of July 22, 2015, Edward J. Richardson, our Chairman, Chief Executive Officer and President, beneficially owned approximately 99% of the outstanding shares of our Class B common stock, representing approximately 65% of the voting power of the outstanding common stock. This share ownership permits Mr. Richardson to exert control over the outcome of stockholder votes, including votes concerning the election of directors, by-law amendments, possible mergers, corporate control contests, and other significant corporate transactions.

We are dependent on a limited number of vendors to supply us with essential products.
Our principal products are capacitors, vacuum tubes and related products, microwave generators, and high voltage power supplies. The products we supply are currently produced by a relatively small number of manufacturers. One of our suppliers represents 17% of our total sales volume. Our success depends, in large part, on maintaining current vendor relationships and developing new relationships. To the extent that our significant suppliers are unwilling or unable to continue to do business with us, or extend lead times, or limit supplies due to capacity constraints, or other factors, there could be a material adverse effect on our business.
International operations represent a significant percentage of our business and present a variety of risks which could impact our results.
Because we source and sell our products worldwide, our business is subject to risks associated with doing business internationally. These risks include the costs and difficulties of managing foreign entities, limitations on the repatriation and investment of funds, cultural differences that affect customer preferences and business practices, unstable political or economic conditions, trade protection measures and import or export licensing requirements, and changes in tax laws.
We also face exposure to fluctuations in foreign currency exchange rates because we conduct business outside of the United States. Price increases caused by currency exchange rate fluctuations may make our products less competitive or may have an adverse effect on our margins. Our international revenues and expenses generally are derived from sales and operations in currencies other than the U.S. dollar. Accordingly, when the U.S. dollar strengthens in relation to the base currencies of the countries in which we sell our products, our U.S. dollar reported net revenue and income will decrease. We currently do not engage in any currency hedging transactions. We cannot predict whether foreign currency exchange risks inherent in doing business in foreign countries will have a material adverse effect on our operations and financial results in the future.
We rely heavily on information technology systems, which, if not properly functioning, could materially adversely affect our business.
We rely on our information systems to process, analyze, and manage data to facilitate the purchase, manufacture, and distribution of our products, as well as to receive, process, bill, and ship orders on a timely basis. A significant disruption or failure in the design, implementation or support of our new information technology systems could significantly disrupt our business, result in increased costs or decreased revenues, harm our reputation, or expose us to liability.
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
Our operating results during fiscal 2015 reflect a decline in sales volume, and there can be no assurance that we will experience a recovery in the near future; nor can there be any assurance that such worldwide economic volatility experienced recently will not continue.
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
Substantial litigation and threats of litigation regarding intellectual property rights exist in the display systems and electronics industries. From time to time, third parties, including certain companies in the business of acquiring patents with the intention of aggressively seeking licensing revenue from purported infringers, may assert patent and/or other intellectual property rights to technologies that are important to our business. In any dispute involving products that we have sold, our customers could also become the target of litigation. We are obligated in many instances to indemnify and defend our customers if the products we sell are alleged to infringe any third party’s intellectual property rights. In some cases, depending on the nature of the claim, we may be able to seek indemnification from our suppliers for our self and our customers against such claims, but there is no assurance that we will be successful in obtaining such indemnification or that we are fully protected against such claims. Any infringement claim brought against us, regardless of the duration, outcome or size of damage award, could result in substantial cost, divert our management’s attention, be time consuming to defend, result in significant damage awards, cause product shipment delays, or require us to enter into royalty or other licensing agreements.
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
The company's goodwill and identifiable intangible assets could become impaired, which could reduce the value of our assets and reduce our net income in the year in which the write-off occurs.
Our goodwill and intangible assets could become impaired, which could reduce the value of our assets and reduce our net income in the year in which the write-off occurs. We ascribe value to certain intangible assets, which consist of customer lists and trade names resulting from acquisitions. We may incur an impairment charge on goodwill or on intangible assets if we determine that the fair value of the intangible assets are less than their current carrying values. We evaluate whether events have occurred that indicate all, or a portion, of the carrying amount of goodwill or intangible assets may no longer be recoverable. If this is the case, an impairment charge to earnings would be necessary.
ITEM 1B. Unresolved Staff Comments
None.

ITEM 2. Properties
The Company owns three facilities and leases 30 facilities. We own our corporate facility and largest distribution center, which is located on approximately 100 acres in LaFox, Illinois and consists of approximately 242,000 square feet of manufacturing, warehouse, and office space. We maintain geographically diverse facilities because we believe this provides value to our customers and suppliers, and limits market risk and exchange rate exposure. We consider our properties to be well maintained, in sound condition, and adequate for our present needs. The extent of utilization varies from property to property and from time to time during the year.
Our facility locations, their primary use, and segments served are as follows:

Location	Leased/Owned	Use	Segment
Woodland Hills, California	Leased	Sales	EDG
Farmington, Connecticut	Leased	Sales	EDG
Brooksville, Florida	Leased	Sales/Distribution	EDG
Fort Lauderdale, Florida	Leased	Sales	EDG
LaFox, Illinois *	Owned	Corporate/Sales/Distribution/Manufacturing	EDG/Canvys/Healthcare
Rockland, Massachusetts	Leased	Sales	EDG
Marlborough, Massachusetts	Leased	Sales/Distribution/Manufacturing	Canvys
Plymouth, Minnesota	Leased	Sales/Distribution/Manufacturing	Healthcare
Charlotte, North Carolina	Leased	Sales	EDG
Fort Mill, South Carolina	Leased	Sales/Distribution/Testing/Repair	Healthcare
Sao Paulo, Brazil	Leased	Sales/Distribution	EDG
Beijing, China	Leased	Sales	EDG
Shanghai, China	Leased	Sales/Distribution	EDG
Shenzhen, China	Leased	Sales	EDG
Nanterre, France	Leased	Sales	EDG
Donaueschingen, Germany	Leased	Sales/Distribution/Manufacturing	Canvys
Meerbusch, Germany	Leased	Sales/Distribution/Testing	EDG
Puchheim, Germany	Leased	Sales	EDG
Mumbai, India	Leased	Sales	EDG
Florence, Italy	Owned	Sales	EDG
Milan, Italy	Leased	Sales	EDG
Tokyo, Japan	Leased	Sales	EDG
Mexico City, Mexico	Leased	Sales	EDG
Amsterdam, Netherlands	Leased	Sales/Distribution	EDG
Singapore, Singapore	Leased	Sales/Distribution	EDG
Seoul, South Korea	Leased	Sales	EDG
Madrid, Spain	Owned	Sales	EDG
Taipei, Taiwan	Leased	Sales	EDG/Canvys
Bangkok, Thailand	Leased	Sales/Distribution	EDG
Dubai, United Arab Emirates	Leased	Sales/Distribution/Testing/Repair	EDG
Hook, United Kingdom	Leased	Sales/Distribution/Testing/Repair	EDG
Lincoln, United Kingdom	Leased	Sales	EDG/Canvys
Ho Chi Minh City, Vietnam	Leased	Sales	EDG

*	LaFox, Illinois is also the location of our corporate headquarters.

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
None.
Share Repurchases

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Amount of Shares Purchased Under the Plans or Programs	Amounts Remaining Under the Share Repurchase Authorization
June 1, 2014					$18,570,537
June 2, 2014 - June 28, 2014	20,785	$9.99	20,785	$207,685	$18,362,852
June 29, 2014 - July 26, 2014	8,700	$10.00	8,700	$86,984	$18,275,868
July 27, 2014 - August 30, 2014	19,268	$10.01	19,268	$192,880	$18,082,988
August 31, 2014 - September 27, 2014	12,792	$10.01	12,792	$128,063	$17,954,925
September 28, 2014 - October 25, 2014	166,691	$9.90	166,691	$1,650,334	$16,304,591
October 26, 2014 - November 29, 2014	37,477	$9.99	37,477	$374,545	$15,930,046
November 30, 2014 - December 27, 2014	6,006	$10.01	6,006	$60,144	$15,869,902
December 28, 2014 - January 24, 2015	69,794	$9.80	69,794	$684,110	$15,185,792
January 25, 2015 - February 28, 2015	58,500	$9.58	58,500	$560,223	$14,625,569
March 1, 2015 - March 28, 2015	—	$—	—	$—	$14,625,569
March 29, 2015 - April 25, 2015	—	$—	—	$—	$14,625,569
April 26, 2015 - May 30, 2015	—	$—	—	$—	$14,625,569
Dividends
Our quarterly dividend was $0.06 per common share and $0.054 per Class B common share. Annual dividend payments for both fiscal years 2015 and 2014 were approximately $3.3 million per year. All future payments of dividends are at the discretion of the Board of Directors. Dividend payments will depend on earnings, capital requirements, operating conditions, and such other factors that the Board may deem relevant.
Common Stock Information
Our common stock is traded on the NASDAQ Global Select Market (“NASDAQ”) under the trading symbol (“RELL”). There is no established public trading market for our Class B common stock. As of July 21, 2015, there were approximately 595 stockholders of record for the common stock and approximately 16 stockholders of record for the Class B common stock. The following table sets forth the high and low closing sales price per share of RELL common stock as reported on the NASDAQ for the periods indicated.

High and Low Closing Prices of Common Stock
	2015		2014
Fiscal Quarter	High	Low	High	Low
First	$10.63	$9.93	$12.11	$11.00
Second	$10.14	$9.71	$11.66	$11.08
Third	$10.15	$9.10	$12.12	$10.85
Fourth	$9.18	$8.65	$11.22	$10.01

Performance Graph
The following graph compares the performance of our common stock for the periods indicated with the performance of the NASDAQ Composite Index and NASDAQ Electronic Components Index. The graph assumes $100 invested on the last day of our fiscal year 2010, in our common stock, the NASDAQ Composite Index, and NASDAQ Electronic Components Index. Total return indices reflect reinvestment of dividends at the closing stock prices at the date of the dividend declaration.
.

ITEM 6. Selected Financial Data
Five-Year Financial Review
This information should be read in conjunction with our consolidated financial statements, accompanying notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.

	Fiscal Year Ended (1)
	(in thousands , except per share amounts )
	May 30, 2015	May 31, 2014	June 1, 2013 (2)	June 2, 2012(2)	May 28, 2011 (2)
Statements of Income (Loss)
Net sales	$136,957	$137,960	$141,066	$157,836	$158,867
Continuing Operations
Income (loss) from continuing operations before tax	(6,994)	(652)	642	$7,656	$2,450
Income tax provision (benefit)	(1,466)	(307)	160	(334)	468
Income (loss) from continuing operations	$(5,528)	$(345)	$482	$7,990	$1,982
Discontinued Operations
Income (loss) from discontinued operations	(31)	(170)	766	$536	$85,966
Net income (loss)	$(5,559)	$(515)	$1,248	$8,526	$87,948
Per Share Data
Net income (loss) per Common share - Basic:
Income (loss) from continuing operations	$(0.41)	$(0.03)	$0.03	$0.48	$0.11
Income (loss) from discontinued operations	—	(0.01)	0.05	0.03	4.87
Total net income (loss) per Common share - Basic:	$(0.41)	$(0.04)	$0.08	$0.51	$4.98
Net income (loss) per Class B common share - Basic:
Income (loss) from continuing operations	$(0.36)	$(0.02)	$0.03	$0.43	$0.10
Income (loss) from discontinued operations	—	(0.01)	0.05	0.03	4.38
Total net income (loss) per Class B common share - Basic:	$(0.36)	$(0.03)	$0.08	$0.46	$4.48
Net income (loss) per Common share - Diluted:
Income (loss) from continuing operations	$(0.41)	$(0.03)	$0.03	$0.47	$0.11
Income (loss) from discontinued operations	—	(0.01)	0.05	0.03	4.72
Total net income (loss) per Common share - Diluted:	$(0.41)	$(0.04)	$0.08	$0.50	$4.83
Net income (loss) per Class B common share - Diluted:
Income (loss) from continuing operations	$(0.36)	$(0.02)	$0.03	$0.43	$0.10
Income (loss) from discontinued operations	—	(0.01)	0.05	0.03	4.32
Total net income (loss) per Class B common share - Diluted:	$(0.36)	$(0.03)	$0.08	$0.46	$4.42
Cash Dividend Data
Dividends per common share	$0.240	$0.240	$0.240	$0.200	$0.110
Dividends per Class B common share (3)	$0.220	$0.220	$0.220	$0.180	$0.099
Balance Sheet Data
Total assets	$184,994	$203,545	$217,318	$231,423	$314,054
Stockholders’ equity	$156,652	$174,845	$185,239	$200,213	$222,047

(1)	Our fiscal year ends on the Saturday nearest the end of May. Each of the fiscal years presented contain 52/53 weeks.

(2)	Restated to reflect the sale of RFPD. See Note 4 “Discontinued Operations” of the notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

(3)	The dividend per Class B common share is 90% of the dividend per Class A common share.

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

•
Results of Continuing Operations - an analysis and comparison of our consolidated results of operations for the fiscal years ended May 30, 2015, May 31, 2014, and June 1, 2013, as reflected in our consolidated statements of comprehensive income (loss).

•
Liquidity, Financial Position, and Capital Resources - a discussion of our primary sources and uses of cash for the fiscal years ended May 30, 2015, May 31, 2014, and June 1, 2013, and a discussion of changes in our financial position.

Business Overview

Richardson Electronics, Ltd. is a leading global provider of engineered solutions, power grid and microwave tubes and related consumables; power conversion and RF and microwave components; high value displays, flat panel detector solutions and replacement parts for diagnostic imaging equipment; and customized display solutions.  We serve customers in the alternative energy, healthcare, aviation, broadcast, communications, industrial, marine, medical, military, scientific and semiconductor markets. The Company’s strategy is to provide specialized technical expertise and “engineered solutions” based on our core engineering and manufacturing capabilities. The Company provides solutions and adds value through design-in support, systems integration, prototype design and manufacturing, testing, logistics, and aftermarket technical service and repair through its global infrastructure.
Our products include electron tubes and related components, microwave generators, subsystems used in semiconductor manufacturing, and visual technology solutions. These products are used to control, switch or amplify electrical power signals, or are used as display devices in a variety of industrial, commercial, medical, and communication applications.
During the first quarter of fiscal 2015, we created a new strategic business unit called Richardson Healthcare ("Healthcare"). As hospitals remain under pressure to reduce costs while serving a much larger customer base, there is a growing demand for independent sources of high-value replacement parts for diagnostic imaging. Having access to parts that are tested and in stock enables hospitals to terminate expensive service contracts with the Original Equipment Manufacturers ("OEM") and instead use third party service providers or in-house technicians. With our global infrastructure, technical sales team, and experience servicing the healthcare market, we are well positioned to take advantage of this market opportunity. Over time, our plan is to expand our position from being the leader in power grid tubes to a key player in the high-growth, high-profile healthcare industry.

We have three operating segments which we define as follows:
Electron Device Group (“EDG”) provides engineered solutions and distributes electronic components to customers in alternative energy, aviation, broadcast, communications, industrial, marine, medical, military, scientific, and semiconductor markets. EDG focuses on various applications including broadcast transmission, CO2 laser cutting, diagnostic imaging, dielectric and induction heating, high energy transfer, high voltage switching, plasma, power conversion, radar, and radiation oncology. EDG also offers its customers technical services for both microwave and industrial equipment. In July 2015, EDG was re-named Power and Microwave Technologies Group.
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
We currently have operations in the following major geographic regions:

•	North America;

•	Asia/Pacific;

•	Europe; and

•	Latin America.
Results of Continuing Operations
Overview - Fiscal Year Ended May 30, 2015

•	Net sales for fiscal 2015 were $137.0 million, down 0.7%, compared to net sales of $138.0 during fiscal 2014.

•	Gross margin was 30.0% of net sales for fiscal year 2015, compared to 29.7% of net sales for fiscal 2014.

•	Selling, general, and administrative expenses increased to $49.2 million, or 35.9% of net sales, for fiscal 2015, compared to $43.5 million, or 31.5% of net sales, for fiscal 2014.

•	Operating loss during fiscal 2015 was $8.1 million, compared to $4.2 million for fiscal 2014.

•
Other income for fiscal 2015 was $1.1 million, compared to other income of $3.5 million for fiscal 2014. Other income for fiscal 2014 included $2.5 million of proceeds from a class action lawsuit settlement.

•	Loss from continuing operations during fiscal 2015 was $5.5 million versus a loss of $0.3 million during fiscal 2014.

•	Loss from discontinued operations, net of tax, was less than $0.1 million during fiscal 2015, compared to loss from discontinued operations, net of tax, of $0.2 million during fiscal 2014.

•	Net loss during fiscal 2015 was $5.6 million, compared to net loss of $0.5 million during fiscal 2014.
Net Sales and Gross Profit Analysis
Net sales by segment and percent change for fiscal 2015, 2014, and 2013 were as follows (in thousands):

Net Sales	FY 2015	FY 2014	FY 2013	FY15 vs. FY14 % Change	FY14 vs. FY13 % Change
EDG	$105,748	$103,274	$102,593	2.4%	0.7%
Canvys	24,645	27,857	32,139	(11.5%)	(13.3%)
Healthcare	6,564	6,829	6,334	(3.9%)	7.8%
Total	$136,957	$137,960	$141,066	(0.7%)	(2.2%)
During fiscal 2015 consolidated net sales decreased 0.7% compared to fiscal 2014. Sales for Canvys declined by 11.5%, Healthcare declined by 3.9%, offset by a 2.4% increase in sales for EDG. During fiscal 2014 consolidated net sales decreased 2.2% compared to fiscal 2013.
Gross profit by segment and percent of segment net sales for fiscal 2015, 2014, and 2013 were as follows (in thousands):

Gross Profit	FY 2015		FY 2014		FY 2013
EDG	$33,098	31.3%	$31,610	30.6%	$31,431	30.6%
Canvys	6,457	26.2%	7,588	27.2%	8,142	25.3%
Healthcare	1,583	24.1%	1,816	26.6%	1,972	31.1%
Total	$41,138	30.0%	$41,014	29.7%	$41,545	29.5%
Gross profit reflects the distribution and manufacturing product margin less manufacturing variances, inventory obsolescence charges, customer returns, scrap and cycle count adjustments, engineering costs, unabsorbed manufacturing labor and overhead, and other provisions.

Consolidated gross profit was $41.1 million during fiscal 2015, compared to $41.0 million during fiscal 2014. Consolidated gross margin as a percentage of net sales increased slightly to 30.0% during fiscal 2015, from 29.7% during fiscal 2014. Gross margin during fiscal 2015 included expense related to inventory provisions for EDG of $0.1 million, $0.1 million for Canvys, and less than $0.1 million for Healthcare. Gross margin during fiscal 2014 included expense related to inventory provisions for EDG of $0.6 million and $0.2 million for Canvys.
Consolidated gross profit was $41.0 million during fiscal 2014, compared to $41.5 million during fiscal 2013. Consolidated gross margin as a percentage of net sales increased slightly to 29.7% during fiscal 2014, from 29.5% during fiscal 2013. Gross margin during fiscal 2014 and fiscal 2013 included expense related to inventory provisions for EDG and Canvys of $0.6 million and $0.2 million, respectively. In addition, gross margin for EDG included included $0.5 million of unabsorbed manufacturing labor and overhead expenses for fiscal year 2014. Gross margin for EDG during fiscal year 2013 included $0.8 million of unabsorbed manufacturing costs.
Electron Device Group (Renamed Power and Microwave Technologies Group in July 2015)
Net sales for EDG increased 2.4% to $105.7 million during fiscal 2015, from $103.3 million during fiscal 2014. Net sales of engineered solutions including continuous wave magnetrons and related assemblies sold primarily into the semiconductor wafer fabrication market as well as microwave generators increased. Net sales of tubes also increased in the laser, aviation, and marine markets, offset by declines primarily in the industrial and broadcast markets. Gross margin as a percentage of sales increased to 31.3% during fiscal 2015 compared to 30.6% during fiscal 2014 primarily due to shifts in product and geographic mix.
Net sales for EDG slightly increased 0.7% to $103.3 million during fiscal 2014, from $102.6 million during fiscal 2013. Net sales of tubes grew in the industrial heating , marine, and laser markets but were offset by declines primarily in the broadcast and aviation markets. Gross margin as a percentage of net sales remained flat at 30.6% during fiscal 2014 compared to fiscal 2013.
Canvys
Net sales for Canvys decreased 11.5% to $24.6 million during fiscal 2015, from $27.9 million during fiscal 2014. Sales in the North America and European OEM markets were down due to delays in new programs which impacted our ability to recover from the loss of several customers that concluded programs. Gross margin as a percentage of net sales declined to 26.2% during fiscal 2015 as compared to 27.2% during fiscal 2014, due to devaluation of the euro and increased engineering and freight costs.
Net sales for Canvys decreased 13.3% to $27.9 million during fiscal 2014, from $32.1 million during fiscal 2013. Sales were up slightly in Europe OEM and down in the North America OEM market where certain display vendors took business direct. Gross margin as a percentage of net sales increased to 27.2% during fiscal 2014 as compared to 25.3% during fiscal 2013, due to continued margin improvement in Europe and lower inbound freight costs associated with inventory management.
Healthcare
Net Sales for Healthcare (previously part of our Canvys business) decreased 3.9% to $6.6 million during fiscal 2015, from $6.8 million during fiscal 2014. Sales were down in the Picture Archiving and Communication Systems (PACS) display market driven by budget concerns and a difficult capital market for hospitals. Gross margin as a percentage of net sales decreased to 24.1% during fiscal year 2015, compared to 26.6% during fiscal year 2014 due to competitive pricing pressure and shifts in product mix.
Net sales for Healthcare increased 7.8% to $6.8 million during fiscal 2014, from $6.3 million during fiscal 2013. Gross margin as a percentage of net sales decreased to 26.6% during fiscal 2014 as compared to 31.1% during fiscal 2013.
Sales by Geographic Area
On a geographic basis, our sales are categorized by destination: North America; Europe; Asia/Pacific; Latin America; and Other.

Net sales by geographic area and percent change for fiscal 2015, 2014, and 2013 were as follows (in thousands):

Net Sales	FY 2015	FY 2014	FY 2013	FY15 vs. FY14 % Change	FY14 vs. FY13 % Change
North America	$59,742	$57,137	$62,269	4.6%	(8.2%)
Asia/Pacific	24,605	24,069	22,732	2.2%	5.9%
Europe	44,425	47,610	45,663	(6.7%)	4.3%
Latin America	8,275	8,936	9,447	(7.4%)	(5.4%)
Other (1)	(90)	208	955	(143.3%)	(78.2%)
Total	$136,957	$137,960	$141,066	(0.7%)	(2.2%)
Gross profit by geographic area and percent of geographic net sales for fiscal 2015, 2014, and 2013 were as follows (in thousands):

Gross Profit (Loss)	FY 2015		FY 2014		FY 2013
North America	$20,352	34.1%	$18,905	33.1%	$20,963	33.7%
Asia/Pacific	7,967	32.4%	7,849	32.6%	7,805	34.3%
Europe	14,051	31.6%	15,506	32.6%	14,248	31.2%
Latin America	3,082	37.2%	3,231	36.2%	3,296	34.9%
Other (1)	(4,314)		(4,477)		(4,767)
Total	$41,138	30.0%	$41,014	29.7%	$41,545	29.5%
(1) Other primarily includes net sales not allocated to a specific geographical region, unabsorbed value-add costs, and unallocated freight expenses.
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
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses (“SG&A”) increased during fiscal 2015 to $49.2 million from $43.5 million during fiscal 2014. SG&A as a percentage of sales from continuing operations, increased to 35.9% during fiscal 2015 from 31.5% during fiscal 2014. The increase in SG&A costs of $5.7 million during fiscal 2015, compared to fiscal 2014, includes $3.9 million of expenses related to our new IT system implementation and $2.4 million related to our engineered solutions and healthcare growth initiatives, partially offset by other decreases in our administrative expenses of $0.6 million.
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
Impairment of Goodwill
The Company has not had any goodwill on its balance sheet since March 1, 2014. The results of our goodwill impairment tests as of March 1, 2014, indicated that the balance of goodwill reported, entirely attributed to our EDG reporting unit, was fully impaired. The goodwill impairment test revealed that there was no implied goodwill value as of the measurement date. As a result, we recorded a pre-tax goodwill impairment charge of $1.7 million during fiscal year 2014. Additionally, a $0.4 million tax benefit was recorded related to the goodwill impairment.
Other Income/Expense
Other income/expense was income of $1.1 million during fiscal 2015, compared to income of $3.5 million during fiscal 2014. Fiscal 2015 includes $1.0 million of investment income. Fiscal 2014 included an antitrust class action lawsuit settlement of $2.5 million and $1.0 million of investment income. The $0.6 million of income in fiscal 2013 included investment income of $1.3 million, partially offset by a foreign exchange loss of $0.8 million. Our foreign exchange gains and losses are primarily due to the translation of U.S. dollars held in non-U.S. entities. We currently do not utilize derivative instruments to manage our exposure to foreign currency.

Income Tax Provision (Benefit)
Our income tax benefit from continuing operations during fiscal year 2015 and fiscal year 2014 was $1.5 million and $0.3 million, respectively. Our income tax provision for fiscal year 2013 was $0.2 million. The effective income tax rates for continuing operations during fiscal 2015, 2014, and 2013, were (20.9)%, (47.0)%, and 24.9%, respectively. The difference between the effective tax rates as compared to the U.S. federal statutory rate of 34% during 2015, 2014, and 2013 resulted from our geographical distribution of taxable income or losses, return to provision adjustments, the release of income tax reserves for uncertain tax positions, changes in the amount of foreign earnings considered to be permanently reinvested, and changes in valuation allowance.

As of May 30, 2015, we had approximately $3.0 million of federal net operating loss (“NOL”) carryforwards.
Domestic state NOL carryforwards amounted to approximately $2.4 million. Foreign NOL carryforwards totaled approximately $0.6 million with various or indefinite expiration dates. We also have $0.3 million of foreign tax credit carryforwards as of May 30, 2015. We do not have any alternative minimum tax credit carryforward as of May 30, 2015.

We have historically determined that certain undistributed earnings of our foreign subsidiaries, to the extent of cash available, will be repatriated to the U.S. Accordingly, we have provided a deferred tax liability totaling $4.8 million and $7.0 million as of May 30, 2015 and May 31, 2014, respectively, on foreign earnings of $37.2 million and $41.3 million, respectively. In addition, as of May 30, 2015, $33.7 million of cumulative positive earnings of some of our foreign subsidiaries are still considered permanently reinvested pursuant to ASC 740-30, Income Taxes - Other Considerations or Special Areas (“ASC 740-30”). Due to various tax attributes that are continuously changing, it is not practicable to determine what, if any, tax liability might exist if such earnings were to be repatriated.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant component of objective evidence evaluated was the cumulative income or loss incurred in each jurisdiction over the three-year period ended May 30, 2015. Such objective evidence limits the ability to consider subjective evidence such as future income projections. We considered other positive evidence in determining the need for a valuation allowance in the U.S. including the repatriation of foreign earnings which we do not consider permanently reinvested in certain of our foreign subsidiaries. The weight of this positive evidence is not sufficient to outweigh other negative evidence in evaluating our need for a valuation allowance in the U.S. jurisdiction.

On the basis of this evaluation, as of May 30, 2015, a valuation allowance of $5.2 million has been established to record only the portion of the deferred tax asset that will more likely than not be realized. The valuation allowance relates to deferred tax assets in foreign jurisdictions where historical taxable losses have been incurred. We also recorded a valuation allowance for all domestic federal and state net deferred tax assets considering the significant cumulative losses in the U.S. jurisdiction, the reversal of the deferred tax liability for foreign earnings, and no forecast of additional U.S. income. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth.

Income taxes paid, including foreign estimated tax payments, were $0.5 million, $2.1 million, and $1.7 million during fiscal 2015, 2014, and 2013, respectively.

In the normal course of business, we are subject to examination by taxing authorities throughout the world. Generally, years prior to fiscal 2005 are closed for examination under the statute of limitation for U.S. federal, state or local, or non-U.S. tax jurisdictions. We are also currently under examination in Germany (fiscal 2008, 2009, 2010, and 2011). Our primary foreign tax jurisdictions are Germany and the Netherlands. We have tax years open in Germany beginning in fiscal 2008 and the Netherlands beginning in fiscal 2009.

The uncertain tax positions as of May 30, 2015 and May 31, 2014, totaled $2.0 million and $0.2 million, respectively. Unrecognized tax benefits of $0.1 million would affect our effective tax rate if recognized.

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
Financial Summary - Discontinued Operations
Summary financial results for fiscal 2015, 2014, and 2013 are presented in the following table (in thousands):

	Fiscal 2015	Fiscal 2014	Fiscal 2013
Net sales	$—	$402	$636
Gross loss (1)	—	(330)	(553)
Selling, general, and administrative expenses (2)	—	215	714
Additional (gain)/loss on sale	—	—	18
Income tax provision (benefit) (3)	31	(375)	(2,051)
Income (loss) from discontinued operations, net of tax	(31)	(170)	766
Notes:

(1)	Gross loss for fiscal years 2014 and 2013 includes unabsorbed manufacturing labor and overhead expenses related to the Manufacturing Agreement with RFPD which ended March 1, 2014.

(2)	Selling, General and Administrative expenses in fiscal years 2014 and 2013 related primarily to professional fees for tax audits resulting from the Transaction.

(3)
The income tax provision for fiscal year 2015 was the result of an income tax audit as a result of the Transaction. The income tax benefits in fiscal years 2014 and 2013 relates to the reversal of tax reserves.

Assets and liabilities classified as discontinued operations on our consolidated balance sheets as of May 30, 2015, and May 31, 2014, include the following (in thousands):

	May 30, 2015	May 31, 2014
Inventories	$—	$18
Discontinued operations - Assets	$—	$18
Accrued liabilities - current	$—	$7
Accrued liabilities - non-current	—	130
Discontinued operations - Liabilities	$—	$137

Liquidity, Financial Position, and Capital Resources
Our growth and cash needs have been primarily financed through income from operations and the proceeds from the sale of RFPD during fiscal 2011.
Cash and cash equivalents were $74.5 million at May 30, 2015. In addition, CD’s and time deposits, classified as short-term investments were $23.7 million and long-term investments were $11.5 million including equity securities of $0.6 million. Cash and investments at May 30, 2015, consisted of $51.1 million in North America, $16.6 million in Europe, $0.7 million in Latin America, and $41.3 million in Asia/Pacific.
Cash and cash equivalents were $102.8 million at May 31, 2014. In addition, CD’s and time deposits classified as short-term investments were $31.7 million and long-term investments were $1.5 million, including equity securities of $0.5 million. Cash and investments at May 31, 2014, consisted of $71.8 million in North America, $20.5 million in Europe, $0.9 million in Latin America, and $42.8 million in Asia/Pacific.
We believe we will continue to have sufficient liquidity to fund our future growth strategies for our business in the foreseeable future.

Cash Flows from Operating Activities
Negative cash flow from operating activities primarily resulted from our net loss, adjusted for non-cash items, and changes in our operating assets and liabilities.
Operating activities, which include our discontinued operations, used $9.8 million of cash during fiscal 2015. We had net loss of $5.6 million during fiscal 2015, which included non-cash stock-based compensation expense of $0.7 million associated with the issuance of stock option awards primarily to our directors and officers and depreciation and amortization expense of $1.7 million associated with our property and equipment as well as amortization of our intangible assets. Changes in our operating assets and liabilities, net of effects of acquired businesses and foreign exchange, was a $5.0 million use of cash during fiscal 2015. This increase is primarily due to increases in our accounts receivable of $4.5 million and inventory purchases of $7.5 million, partially offset by a decrease in our income tax receivable of $2.0 million and an increase in our accounts payable of $4.2 million. The increase in inventory and accounts payable relates to additional purchases to support our engineered solutions and healthcare growth initiatives. The increase in accounts receivable relate to slower collections during our focus on the implementation of our global IT platform.
Operating activities, which include our discontinued operations, provided $4.6 million of cash during fiscal 2014. We had net loss of $0.5 million during fiscal 2014, which included non-cash stock-based compensation expense of $0.8 million associated with the issuance of stock option awards primarily to our directors and officers and depreciation and amortization expense of $1.1 million associated with our property and equipment as well as amortization of our intangible assets. We also had a non-cash goodwill impairment charge of $1.7 million during fiscal year 2014. Changes in our operating assets and liabilities, net of effects of acquired businesses, provided $2.6 million of cash during fiscal 2014, due primarily to the decrease in our income tax receivable of $3.5 million, decrease in inventory of $1.5 million, partially offset by a decrease to our accounts payable of $2.1 million. The decrease in our inventory was the result of reduced inventory purchases during fiscal 2014 due to the decline in net sales.
Cash Flows from Investing Activities
The cash flow from investing activities has consisted primarily of purchases and maturities of investments and capital expenditures.
Cash used by investing activities during fiscal 2015 was $6.9 million. This included proceeds from the maturities of investments of $33.6 million, offset by the purchase of investments of $35.6 million, and $4.7 million in capital expenditures, primarily related to a new ERP system implementation.
Cash provided by investing activities during fiscal 2014 was $7.6 million. This included proceeds from the maturities of investments of $342.3 million, offset by the purchase of investments of $331.0 million, $1.0 million for the acquisition of WVS, and $2.8 million in capital expenditures, primarily related to a new ERP system implementation.
Our purchases and proceeds from investments consist of time deposits and CDs. Purchasing of future investments may vary from period to period due to interest and foreign currency exchange rates.
Cash Flows from Financing Activities
The cash flow from financing activities primarily consists of repurchases of common stock and cash dividends paid.
Cash used in financing activities during fiscal 2015 was $6.9 million. This included $3.9 million of cash used to repurchase common stock and $3.3 million in dividends paid, offset by $0.3 million of proceeds from the issuance of common stock from stock option exercises. The repurchase of common stock relates to our share repurchase authorizations. Cash dividends paid of $3.3 million were approved by the Board of Directors.
Cash used in financing activities was $11.9 million during fiscal 2014. This included $8.7 million related to the repurchases of common stock and $3.3 million in cash dividends paid, offset by $0.2 million in proceeds from the issuance of common stock from stock option exercises. The repurchase of common stock relates to our share repurchase authorizations. Cash dividends paid of $3.3 million were approved by the Board of Directors.
Dividend payments during fiscal 2015 were approximately $3.3 million. All future payments of dividends are at the discretion of the Board of Directors. Dividend payments will depend on earnings, capital requirements, operating conditions, and such other factors that the Board may deem relevant.

Contractual Obligations
Contractual obligations by expiration period are presented in the table below as of May 30, 2015 (in thousands):

	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years	Total
Lease obligations (1)	$1,405	$1,223	$262	$226	$3,116
Total	$1,405	$1,223	$262	$226	$3,116

(1)	Lease obligations are related to certain warehouse and office facilities under non-cancelable operating leases.
We believe that the existing sources of liquidity, including current cash, will provide sufficient resources to meet known capital requirements and working capital needs for the fiscal year ending May 28, 2016.
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
Allowance for Doubtful Accounts
Our allowance for doubtful accounts includes estimated losses that result from uncollectible receivables. The estimates are influenced by the following: continuing credit evaluation of customers’ financial conditions; aging of receivables, individually and in the aggregate; a large number of customers which are widely dispersed across geographic areas; collectability and delinquency history by geographic area; and the fact that no single customer accounts for more than 10% of net sales. Significant changes in one or more of these considerations may require adjustments affecting net income and net carrying value of accounts receivable. The allowance for doubtful accounts was approximately $0.3 million as of May 30, 2015, and $0.6 million as of May 31, 2014.
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
Inventories
Our worldwide inventories are stated at the lower of cost or market, generally using a weighted-average cost method. Our inventories included approximately $33.7 million of finished goods and $5.1 million of raw materials and work-in-progress as of May 30, 2015, as compared to approximately $30.9 million of finished goods and $3.0 million of raw materials and work-in-progress as of May 31, 2014.
Provisions for obsolete or slow moving inventories are recorded based upon regular analysis of stock rotation privileges, obsolescence, the exiting of certain market segments, and assumptions about future demand and market conditions. If future demand, changes in the industry, or market conditions differ from management’s estimates, additional provisions may be necessary.
We recorded provisions to our inventory reserves of $0.2 million, $0.8 million, and $0.4 million during fiscal 2015, 2014, and 2013, respectively, which were included in cost of sales. The provisions were primarily for obsolete and slow moving parts. The parts were written down to estimated realizable value.

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
Our foreign denominated assets and liabilities are cash, accounts receivable, inventory, accounts payable and intercompany receivables and payables, as we conduct business in countries of the European Union, Asia/Pacific and, to a lesser extent, Canada and Latin America. We could manage foreign exchange exposures by using currency clauses in sales contracts, local debt to offset asset exposures, and forward contracts to hedge significant transactions. We have not entered into any forward contracts in fiscal 2015, fiscal 2014, or fiscal 2013.
Had the U.S. dollar changed unfavorably 10% against various foreign currencies, foreign denominated net sales would have been lower by an estimated $9.6 million during fiscal 2015, an estimated $13.8 million during fiscal 2014, and an estimated $14.1 million during fiscal 2013. Total assets would have declined by an estimated $23.1 million as of the fiscal year ended May 30, 2015, and an estimated $26.8 million as of the fiscal year ended May 31, 2014, while the total liabilities would have decreased by an estimated $0.9 million as of the fiscal year ended May 30, 2015, and an estimated $0.7 million as of the fiscal year ended May 31, 2014.
The interpretation and analysis of these disclosures should not be considered in isolation since such variances in exchanges rates would likely influence other economic factors. Such factors, which are not readily quantifiable, would likely also affect our operations.

ITEM 8. Financial Statements and Supplementary Data
Richardson Electronics, Ltd.
Audited Consolidated Balance Sheets
(in thousands, except per share amounts)

	May 30, 2015	May 31, 2014
Assets
Current assets:
Cash and cash equivalents	$74,535	$102,752
Accounts receivable, less allowance of $283 and $581	20,753	18,354
Inventories	38,769	33,869
Prepaid expenses and other assets	1,696	1,089
Deferred income taxes	804	1,537
Income tax receivable	929	2,888
Investments - current	23,692	31,732
Discontinued operations - assets	—	18
Total current assets	161,178	192,239
Non-current assets:
Property, plant and equipment, net	10,081	7,223
Other intangibles, net	743	843
Non-current deferred income taxes	1,443	1,724
Investments - non-current	11,549	1,516
Total non-current assets	23,816	11,306
Total assets	$184,994	$203,545
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,768	$12,337
Accrued liabilities	10,144	9,220
Discontinued operations - liabilities	—	7
Total current liabilities	25,912	21,564
Non-current liabilities:
Non-current deferred income tax liability	1,209	5,691
Other non-current liabilities	1,221	1,315
Discontinued operations - non-current liabilities	—	130
Total non-current liabilities	2,430	7,136
Total liabilities	28,342	28,700
Commitments and contingencies	—	—
Stockholders’ equity
Common stock, $0.05 par value; issued and outstanding 11,530 shares at May 30, 2015, and 11,835 shares at May 31, 2014	577	592
Class B common stock, convertible, $0.05 par value; issued and outstanding 2,141 shares at May 30, 2015, and 2,191 shares at May 31, 2014	107	110
Preferred stock, $1.00 par value, no shares issued	—	—
Additional paid-in-capital	63,252	66,141
Common stock in treasury, at cost, no shares at May 30, 2015, and 1 share at May 31, 2014	—	(14)
Retained earnings	89,141	97,959
Accumulated other comprehensive income	3,575	10,057
Total stockholders’ equity	156,652	174,845
Total liabilities and stockholders’ equity	$184,994	$203,545

Richardson Electronics, Ltd.
Audited Consolidated Statements of Comprehensive Income (Loss)
(in thousands, except per share amounts)

	Fiscal Year Ended
			As revised
	May 30, 2015	May 31, 2014	June 1, 2013
Statements of Comprehensive Income (Loss)
Net sales	$136,957	$137,960	$141,066
Cost of sales	95,819	96,946	99,521
Gross profit	41,138	41,014	41,545
Selling, general, and administrative expenses	49,229	43,496	41,536
Impairment of goodwill	—	1,671	—
Gain on disposal of assets	(5)	—	(2)
Operating income (loss)	(8,086)	(4,153)	11
Other (income) expense:
Investment/interest income	(999)	(1,018)	(1,306)
Foreign exchange (gain) loss	(185)	84	760
Proceeds from legal settlement	—	(2,547)	—
Other, net	92	(20)	(85)
Total other income	(1,092)	(3,501)	(631)
Income (loss) from continuing operations before income taxes	(6,994)	(652)	642
Income tax provision (benefit)	(1,466)	(307)	160
Income (loss) from continuing operations	(5,528)	(345)	482
Income (loss) from discontinued operations, net of tax	(31)	(170)	766
Net income (loss)	(5,559)	(515)	1,248
Foreign currency translation gain (loss), net of tax	(6,504)	1,216	1,508
Fair value adjustments on investments gain (loss)	22	30	30
Comprehensive income (loss)	$(12,041)	$731	$2,786
Net income (loss) per Common share - Basic:
Income (loss) from continuing operations	$(0.41)	$(0.03)	$0.03
Income (loss) from discontinued operations	—	(0.01)	0.05
Total net income (loss) per Common share - Basic:	$(0.41)	$(0.04)	$0.08
Net income (loss) per Class B common share - Basic:
Income (loss) from continuing operations	$(0.36)	$(0.02)	$0.03
Income (loss) from discontinued operations	—	(0.01)	0.05
Total net income (loss) per Class B common share - Basic:	$(0.36)	$(0.03)	$0.08
Net income (loss) per Common share - Diluted:
Income (loss) from continuing operations	$(0.41)	$(0.03)	$0.03
Income (loss) from discontinued operations	—	(0.01)	0.05
Total net income (loss) per Common share - Diluted:	$(0.41)	$(0.04)	$0.08
Net income (loss) per Class B common share - Diluted:
Income (loss) from continuing operations	$(0.36)	$(0.02)	$0.03
Income (loss) from discontinued operations	—	(0.01)	0.05
Total net income (loss) per Class B common share - Diluted:	$(0.36)	$(0.03)	$0.08
Weighted average number of shares:
Common shares - Basic	11,682	11,915	12,448
Class B common shares - Basic	2,151	2,250	2,790
Common shares - Diluted	11,682	11,915	15,372
Class B common shares - Diluted	2,151	2,250	2,790
Dividends per common share	$0.240	$0.240	$0.240
Dividends per Class B common share	$0.220	$0.220	$0.220

Richardson Electronics, Ltd.
Audited Consolidated Statements of Cash Flows
(in thousands)

	Fiscal Year Ended
	May 30, 2015	May 31, 2014	June 1, 2013
Operating activities:
Net income (loss)	$(5,559)	$(515)	$1,248
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	1,707	1,094	1,057
Gain on sale of investments	(27)	(27)	(28)
Loss on disposal of assets	(5)	—	16
Share-based compensation expense	726	759	619
Deferred income taxes	(1,604)	(1,005)	145
Impairment of goodwill	—	1,671	—
Change in assets and liabilities, net of effect of acquired businesses:
Accounts receivable	(4,495)	195	1,814
Income tax receivable	1,959	3,541	143
Inventories	(7,519)	1,517	3,097
Prepaid expenses and other assets	(888)	96	(329)
Accounts payable	4,207	(2,072)	1,482
Accrued liabilities	1,480	(723)	960
Long-term income tax liabilities	—	133	(1,918)
Other	238	(51)	319
Net cash provided by (used in) operating activities	(9,780)	4,613	8,625
Investing activities:
Cash consideration paid for acquired businesses	—	(973)	(2,557)
Capital expenditures	(4,737)	(2,781)	(1,640)
Proceeds from sale of assets	—	—	4
Proceeds from maturity of investments	33,617	342,279	154,228
Purchases of investments	(35,550)	(331,023)	(82,898)
Proceeds from sales of available-for-sale securities	227	176	188
Purchases of available-for-sale securities	(227)	(176)	(188)
Other	(248)	98	68
Net cash provided by (used in) investing activities	(6,918)	7,600	67,205
Financing activities:
Repurchase of common stock	(3,945)	(8,739)	(15,024)
Proceeds from issuance of common stock	324	190	198
Cash dividends paid	(3,260)	(3,341)	(3,571)
Other	3	37	—
Net cash used in financing activities	(6,878)	(11,853)	(18,397)
Effect of exchange rate changes on cash and cash equivalents	(4,641)	390	676
Increase/ (decrease) in cash and cash equivalents	(28,217)	750	58,109
Cash and cash equivalents at beginning of period	102,752	102,002	43,893
Cash and cash equivalents at end of period	$74,535	$102,752	$102,002
Supplemental Disclosure of Cash Flow Information:
Cash paid during the fiscal year for:
Interest	$—	$—	$—
Income taxes	$495	$2,094	$1,680

Richardson Electronics, Ltd.
Audited Consolidated Statements of Stockholders’ Equity
(in thousands)

	Common	Class B Common	Par Value	Additional Paid In Capital	Common Stock in Treasury	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance June 2, 2012:	13,074	2,920	$800	$88,217	$(216)	$104,139	$7,273	$200,213
Comprehensive income
Net income	—	—	—	—	—	1,248	—	1,248
Foreign currency translation	—	—	—	—	—	—	1,508	1,508
Fair value adjustments on investments	—	—	—	—	—	—	30	30
Share-based compensation:
Non-vested restricted stock	—	—	—	18	—	—	—	18
Stock options	—	—	—	601	—	—	—	601
Common stock:
Canceled Shares	—	(354)	—	—	—	—	—	—
Options Exercised	31	—	2	215	—	—	—	217
Converted Class B to Common	200	—	—	—	—	—	—	—
Repurchase of common stock	—	—	—	—	(15,024)	—	—	(15,024)
Cancellation of Treasury Stock	(1,196)	(75)	(64)	(15,072)	15,136	—	—	—
Other	154	—	—	—	(1)	—	—	(1)
Dividends paid to:
Common ($0.24 per share)	—	—	—	—	—	(2,971)	—	(2,971)
Class B ($0.22 per share)	—	—	—	—	—	(600)	—	(600)
Balance June 1, 2013:	12,263	2,491	$738	$73,979	$(105)	$101,816	$8,811	$185,239
Comprehensive income
Net loss	—	—	—	—	—	(515)	—	(515)
Foreign currency translation	—	—	—	—	—	—	1,216	1,216
Fair value adjustments on investments	—	—	—	—	—	—	30	30
Share-based compensation:
Non-vested restricted stock	—	—	—	18	—	—	—	18
Stock options	—	—	—	741	—	—	—	741
Common stock:
Options Exercised	32	—	2	195	—	—	—	197
Canceled Shares	—	(300)	—	—	—	—	—	—
Converted Class B to Common	300	—	—	—	—	—	—	—
Repurchase of common stock	—	—	—	—	(8,739)	—	—	(8,739)
Cancellation of Treasury Stock	(764)	—	(38)	(8,791)	8,829	—	—	—
Other	4	—	—	(1)	1	(1)	—	(1)
Dividends paid to:
Common ($0.24 per share)	—	—	—	—	—	(2,853)	—	(2,853)
Class B ($0.22 per share)	—	—	—	—	—	(488)	—	(488)
Balance May 31, 2014:	11,835	2,191	$702	$66,141	$(14)	$97,959	$10,057	$174,845
Comprehensive income (loss)
Net loss	—	—	—	—	—	(5,559)	—	(5,559)
Foreign currency translation	—	—	—	—	—	—	(6,504)	(6,504)
Fair value adjustments on investments	—	—	—	—	—	—	22	22
Share-based compensation:
Stock options	—	—	—	726	—	—	—	726
Common stock:
Options Exercised	47	—	2	322	—	—	—	324
Converted Class B to Common	50	(50)	—	—	—	—	—	—
Repurchase of common stock	—	—	—	—	(3,945)	—	—	(3,945)
Cancellation of Treasury Stock	(401)	—	(20)	(3,939)	3,959	—	—	—
Other	(1)	—	—	2	—	1	—	3
Dividends paid to:
Common ($0.24 per share)	—	—	—	—	—	(2,794)	—	(2,794)
Class B ($0.22 per share)	—	—	—	—	—	(466)	—	(466)
Balance May 30, 2015:	11,530	2,141	$684	$63,252	$—	$89,141	$3,575	$156,652

Notes to Consolidated Financial Statements
(in thousands, except per share amounts)

1.	DESCRIPTION OF THE COMPANY
Richardson Electronics, Ltd. is a leading global provider of engineered solutions, power grid and microwave tubes and related consumables; power conversion and RF and microwave components; high value displays, flat panel detector solutions and replacement parts for diagnostic imaging equipment; and customized display solutions.  We serve customers in the alternative energy, healthcare, aviation, broadcast, communications, industrial, marine, medical, military, scientific and semiconductor markets. The Company’s strategy is to provide specialized technical expertise and “engineered solutions” based on our core engineering and manufacturing capabilities. The Company provides solutions and adds value through design-in support, systems integration, prototype design and manufacturing, testing, logistics, and aftermarket technical service and repair through its global infrastructure.
Our products include electron tubes and related components, microwave generators, subsystems used in semiconductor manufacturing, and visual technology solutions. These products are used to control, switch or amplify electrical power signals, or are used as display devices in a variety of industrial, commercial, medical, and communication applications.
During the first quarter of fiscal 2015, we created a new strategic business unit called Richardson Healthcare ("Healthcare"). Healthcare was previously included in our Canvys business unit. As hospitals remain under pressure to reduce costs while serving a much larger customer base, there is a growing demand for independent sources of high-value replacement parts for diagnostic imaging. Having access to parts that are tested and in stock enables hospitals to terminate expensive service contracts with the Original Equipment Manufacturers ("OEM") and instead use third party service providers or in-house technicians. With our global infrastructure, technical sales team, and experience servicing the healthcare market, we are well positioned to take advantage of this market opportunity. Over time, our plan is to expand our position from being the leader in power grid tubes to a key player in the high-growth, high-profile healthcare industry.
We have three operating segments, which we define as follows:
Electron Device Group ("EDG"), renamed Power and Microwave Technologies Group in July 2015, provides engineered solutions and distributes electronic components to customers in alternative energy, aviation, broadcast, communications, industrial, marine, medical, military, scientific, and semiconductor markets. EDG focuses on various applications including broadcast transmission, CO2 laser cutting, diagnostic imaging, dielectric and induction heating, high energy transfer, high voltage switching, plasma, power conversion, radar, and radiation oncology. EDG also offers its customers technical services for both microwave and industrial equipment. In July 2015, EDG was re-named Power and Microwave Technologies Group.
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

The fiscal 2013 statement of comprehensive income (loss) has been revised to correct a typographical error.  The previously reported Foreign currency translation and Fair value adjustment losses of $1.5 million and $30 thousand should have been reflected as gains of $1.5 million and $30 thousand, respectively.  As a result, fiscal 2013 comprehensive income has been revised to $2.8 million of income from the previously reported loss of $0.3 million.  The error had no impact on consolidated Balance Sheet, Statement of Stockholders Equity, or Statement of Cash Flows.
Our fiscal year 2015 began on June 1, 2014, and ended on May 30, 2015. Unless otherwise noted, all references to a particular year in this document shall mean our fiscal year.

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
Fair Values of Financial Instruments: The fair values of financial instruments are determined based on quoted market prices and market interest rates as of the end of the reporting period. Our financial instruments include investments, accounts receivable, accounts payable, and accrued liabilities. The fair values of these financial instruments approximate carrying values at May 30, 2015, and May 31, 2014.
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
Allowance for Doubtful Accounts: Our allowance for doubtful accounts includes estimated losses that result from uncollectible receivables. The estimates are influenced by the following: continuing credit evaluation of customers’ financial conditions; aging of receivables, individually and in the aggregate; a large number of customers which are widely dispersed across geographic areas; collectability and delinquency history by geographic area; and the fact that no single customer accounts for more than 10% of net sales. Significant changes in one or more of these considerations may require adjustments affecting net income and net carrying value of accounts receivable. The allowance for doubtful accounts was approximately $0.3 million as of May 30, 2015, and $0.6 million as of May 31, 2014.
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
Foreign Currency Translation: Balance sheet items for our foreign entities, included in our consolidated balance sheet are translated into U.S. dollars at end-of-period spot rates. Gains and losses resulting from translation of foreign subsidiary financial statements are credited or charged directly to accumulated other comprehensive income/(loss), a component of stockholders’ equity. Revenues and expenses are translated at the current rate on the date of the transaction. Gains and losses resulting from foreign currency transactions are included in income. Foreign currency translation reflected in our consolidated statements of comprehensive income (loss) was a gain of $0.2 million during fiscal 2015, a loss of $0.1 million during fiscal 2014, and a loss of $0.8 million during fiscal 2013.
Shipping and Handling Fees and Costs: Shipping and handling costs billed to customers are reported as revenue and the related costs are reported as a component of cost of sales.

Inventories: Our worldwide inventories are stated at the lower of cost or market, generally using a weighted-average cost method. Our inventories include approximately $33.7 million of finished goods and $5.1 million of raw materials and work-in-progress as of May 30, 2015, as compared to approximately $30.9 million of finished goods and $3.0 million of raw materials and work-in-progress as of May 31, 2014. The inventory reserve as of May 30, 2015, was $3.0 million compared to $3.1 million as of May 31, 2014.
Provisions for obsolete or slow moving inventories are recorded based upon regular analysis of stock rotation privileges, obsolescence, the exiting of certain markets, and assumptions about future demand and market conditions. If future demand, changes in the industry, or market conditions differ from management’s estimates, additional provisions may be necessary.
We recorded provisions to our inventory reserves of $0.2 million, $0.8 million, and $0.4 million during fiscal 2015, 2014, and 2013, respectively, which were included in cost of sales from continuing operations. The provisions were principally for obsolete and slow moving parts. The parts were written down to estimated realizable value.
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
Investments: As of May 30, 2015, we have invested in time deposits and certificates of deposit (“CD”) in the amount of $34.7 million. Of this, $23.7 million mature in less than twelve months and $10.9 million mature in greater than twelve months. As of May 31, 2014, we had approximately $32.7 million invested in time deposits and CD’s. Of this, $31.7 million matured in less than twelve months and $1.0 million matured in greater than twelve months. The fair value of these investments is the face value of each time deposit and CD.
We also have investments in equity securities, all of which are classified as available-for-sale and are carried at their fair value based on quoted market prices. Our investments, which are included in non-current assets, had a carrying amount of $0.6 million at May 30, 2015, and $0.5 million at May 31, 2014. Proceeds from the sale of securities were $0.2 million during fiscal years 2015, 2014, and 2013. We reinvested proceeds from the sale of securities, and the cost of the equity securities sold was based on a specific identification method. Gross realized gains and losses on those sales were less than $0.1 million during fiscal years 2015, 2014, and 2013. Net unrealized holding losses during fiscal years 2015, 2014, and 2013, were less than $0.1 million and have been included in accumulated comprehensive income (loss) during its respective fiscal year.
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
Property, Plant and Equipment: Property, plant and equipment are stated at cost, net of accumulated depreciation. Improvements and replacements are capitalized while expenditures for maintenance and repairs are charged to expense as incurred. Provisions for depreciation are computed using the straight-line method over the estimated useful life of the asset. Depreciation expense was approximately $1.7 million, $1.0 million, and $1.0 million during fiscal years 2015, 2014, and 2013, respectively. Property, plant and equipment consist of the following (in thousands):

	May 30, 2015	May 31, 2014
Land and improvements	$1,594	$1,598
Buildings and improvements	18,883	18,456
Computer and communications equipment	6,774	3,792
Construction in progress	1,218	1,377
Machinery and other equipment	6,562	5,795
	$35,031	$31,018
Accumulated depreciation	(24,950)	(23,795)
Property, plant, and equipment, net	$10,081	$7,223
Supplemental disclosure information of the estimated useful life of the asset:

Land improvements	10 years
Buildings and improvements	10 - 30 years
Computer and communications equipment	3 - 10 years
Machinery and other equipment	3 - 10 years
We review property, plant and equipment for impairment whenever adverse events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. We have concluded that property, plant and equipment reported as of May 30, 2015, were not impaired.
Accrued Liabilities: Accrued liabilities consist of the following (in thousands):

	May 30, 2015	May 31, 2014
Compensation and payroll taxes	$4,303	$4,692
Income taxes	572	68
Professional fees	885	560
Other accrued expenses	4,384	3,900
Accrued Liabilities	$10,144	$9,220
Warranties: We offer warranties for the limited number of specific products we manufacture. We also provide extended warranties for some products we sell that lengthen the period of coverage specified in the manufacturer’s original warranty. Our warranty terms generally range from one to three years.
We estimate the cost to perform under the warranty obligation and recognize this estimated cost at the time of the related product sale. We record expense related to our warranty obligations as cost of sales in our consolidated statements of comprehensive income (loss). Each quarter, we assess actual warranty costs incurred on a product-by-product basis and compare the warranty costs to our estimated warranty obligation. With respect to new products, estimates are based generally on knowledge of the products, the extended warranty period, and warranty experience.
Warranty reserves are established for costs that are expected to be incurred after the sale and delivery of products under warranty. Warranty reserves are included in accrued liabilities on our consolidated balance sheets. The warranty reserves are determined based on known product failures, historical experience, and other available evidence.

Changes in the warranty reserve during fiscal 2015 and 2014 were as follows (in thousands):

Warranty Reserve
Balance at June 1, 2013	$188
Accruals for products sold	202
Utilization	(215)
Balance at May 31, 2014	$175
Accruals for products sold	116
Utilization	(103)
Balance at May 30, 2015	$188
Other Non-Current Liabilities: Other non-current liabilities of $1.2 million at May 30, 2015, and $1.3 million at May 31, 2014, primarily represent employee-benefits obligations in various non-US locations.
Share-Based Compensation: We measure and recognize compensation cost at fair value for all share-based payments, including stock options. We estimate fair value using the Black-Scholes option-pricing model, which requires assumptions such as expected volatility, risk-free interest rate, expected life, and dividends. Compensation cost is recognized using a graded-vesting schedule over the applicable vesting period. Share-based compensation expense totaled approximately $0.7 million during fiscal 2015, $0.8 million during fiscal 2014, and $0.6 million during fiscal 2013.
Stock options granted generally vest over a period of five years and have contractual terms to exercise of 10 years. A summary of stock option activity is as follows (in thousands, except option prices and years):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options Outstanding at June 2, 2012	766	$9.52
Granted	225	11.70
Exercised	(31)	6.37
Forfeited	(14)	10.40
Cancelled	(2)	12.43
Options Outstanding at June 1, 2013	944	$10.13
Granted	224	11.15
Exercised	(32)	5.84
Forfeited	(54)	11.73
Cancelled	(17)	11.52
Options Outstanding at May 31, 2014	1,065	$10.37
Granted	225	9.92
Exercised	(47)	6.53
Forfeited	(34)	11.42
Cancelled	(72)	11.19
Options Outstanding at May 30, 2015	1,137	$10.35	6.5	$594
Options Vested at May 30, 2015	608	$9.83	4.9	$594
There were 47,000 stock options exercised during fiscal 2015, with cash received of $0.3 million. The total intrinsic value of options exercised totaled $0.2 million during fiscal 2015, $0.2 million during fiscal 2014, and $0.1 million during fiscal 2013. The weighted average fair value of stock option grants was $3.71 during fiscal 2015, $4.53 during fiscal 2014, and $4.75 during fiscal 2013. As of May 30, 2015, total unrecognized compensation costs related to unvested stock options was approximately $2.1 million which is expected to be recognized over the remaining weighted average period of five years. The total grant date fair value of stock options vested during fiscal 2015 was $0.7 million.

The fair value of stock options is estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Fiscal Year Ended
	May 30, 2015	May 31, 2014	June 1, 2013
Expected volatility	46.12%	49.31%	50.79%
Risk-free interest rate	2.12%	2.03%	1.12%
Expected lives (years)	6.47	6.47	6.37
Annual cash dividend	$0.24	$0.24	$0.24
The expected volatility assumptions are based on historical experience. The risk-free interest rate is based on the yield of a treasury note with a remaining term equal to the expected life of the stock option.
The expected stock option life assumption is based on the Securities and Exchange Commission’s (“SEC”) guidance in Staff Accounting Bulletin (“SAB”) No. 107 (“SAB No. 107”). On December 21, 2007, the SEC issued SAB No. 110 stating that they will continue to accept SAB No. 107, past the original expiration date of December 31, 2007. For stock options granted during fiscal years 2015, 2014, and 2013, we believe that our historical stock option experience does not provide a reasonable basis upon which to estimate expected term. We utilized the Safe Harbor option, or Simplified Method, to determine the expected term of these options in accordance with SAB No. 107 for options granted. We intend to continue to utilize the Simplified Method for future grants in accordance with SAB No. 110 until such time that we believe that our historical stock option experience will provide a reasonable basis to estimate an expected term.
The following table summarizes information about stock options outstanding at May 30, 2015 (in thousands, except option prices and years):

	Outstanding				Vested
Exercise Price Range	Shares	Price	Life	Aggregate Intrinsic Value	Shares	Price	Life	Aggregate Intrinsic Value
$4.26 to $7.24	185	$5.70	3.8	$547	185	$5.75	3.8	$547
$7.32 to $11.14	507	$10.16	7.7	$47	131	$8.96	4.4	$47
$11.50 to $13.76	445	$12.51	6.3	$—	292	$12.66	6.0	$—
Total	1,137	$10.35	6.5	$594	608	$9.83	4.9	$594

As of May 30, 2015, we did not have any unvested restricted shares.
Compensation effects arising from issuing stock awards have been charged against income and recorded as additional paid-in-capital in the consolidated statements of stockholder’s equity during fiscal 2015, 2014, and 2013.
The Employees’ 2011 Long-Term Incentive Compensation Plan authorizes the issuance of up to 750,000 shares as incentive stock options, non-qualified stock options, or stock awards. Under this plan, 187,000 shares are reserved for future issuance. The Plan authorizes the granting of stock options at the fair market value at the date of grant. Generally, these options become exercisable over five years and expire up to 10 years from the date of grant.
On June 16, 2005, our Board of Directors adopted the 2006 Stock Option Plan for Non-Employee Directors which authorizes the issuance of up to 400,000 shares as non-qualified stock options. Under this plan, 65,000 shares of common stock have been reserved for future issuance relating to stock options exercisable based on the passage of time. Each option is exercisable over a period of time from its date of grant at the market value on the grant date and expires after 10 years and one month.
Earnings per Share: We have authorized 17,000,000 shares of common stock, and 3,000,000 shares of Class B common stock. The Class B common stock has 10 votes per share and has transferability restrictions; however, Class B common stock may be converted into common stock on a share-for-share basis at any time. With respect to dividends and distributions, shares of common stock and Class B common stock rank equally and have the same rights, except that Class B common stock cash dividends are limited to 90% of the amount of Class A common stock cash dividends.
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
The per share amounts presented in the consolidated statements of comprehensive income (loss) are based on the following (amounts in thousands, except per share amounts):

	For the Fiscal Year Ended
	May 30, 2015		May 31, 2014		June 1, 2013
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Numerator for Basic and Diluted EPS:
Income (loss) from continuing operations	$(5,528)	$(5,528)	$(345)	$(345)	$482	$482
Less dividends:
Common stock	2,794	2,794	2,853	2,853	2,971	2,971
Class B common stock	466	466	488	488	600	600
Undistributed earnings (losses)	$(8,788)	$(8,788)	$(3,686)	$(3,686)	$(3,089)	$(3,089)
Common stock undistributed earnings (losses)	$(7,539)	$(7,539)	$(3,151)	$(3,151)	$(2,570)	$(2,575)
Class B common stock undistributed earnings (losses)	(1,249)	(1,249)	(535)	(535)	(519)	(514)
Total undistributed earnings (losses)	$(8,788)	$(8,788)	$(3,686)	$(3,686)	$(3,089)	$(3,089)
Income (loss) from discontinued operations	$(31)	$(31)	$(170)	$(170)	$766	$766
Less dividends:
Common stock	2,794	2,794	2,853	2,853	2,971	2,971
Class B common stock	466	466	488	488	600	600
Undistributed earnings (losses)	$(3,291)	$(3,291)	$(3,511)	$(3,511)	$(2,805)	$(2,805)
Common stock undistributed earnings (losses)	$(2,823)	$(2,823)	$(3,001)	$(3,001)	$(2,334)	$(2,338)
Class B common stock undistributed earnings (losses)	(468)	(468)	(510)	(510)	(471)	(467)
Total undistributed earnings (losses)	$(3,291)	$(3,291)	$(3,511)	$(3,511)	$(2,805)	$(2,805)
Net income (loss)	$(5,559)	$(5,559)	$(515)	$(515)	$1,248	$1,248
Less dividends:
Common stock	2,794	2,794	2,853	2,853	2,971	2,971
Class B common stock	466	466	488	488	600	600
Undistributed earnings (losses)	$(8,819)	$(8,819)	$(3,856)	$(3,856)	$(2,323)	$(2,323)
Common stock undistributed earnings (losses)	$(7,565)	$(7,565)	$(3,296)	$(3,296)	$(1,933)	$(1,937)
Class B common stock undistributed earnings (losses)	(1,254)	(1,254)	(560)	(560)	(390)	(386)
Total undistributed earnings (losses)	$(8,819)	$(8,819)	$(3,856)	$(3,856)	$(2,323)	$(2,323)
Denominator for basic and diluted EPS:
Common stock weighted average shares	11,682	11,682	11,915	11,915	12,448	12,448
Class B common stock weighted average shares, and shares under if-converted method for diluted EPS	2,151	2,151	2,250	2,250	2,790	2,790
Effect of dilutive securities
Dilutive stock options		—		—		134
Denominator for diluted EPS adjusted for weighted average shares and assumed conversions		13,833		14,165		15,372
Income (loss) from continuing operations per share:
Common stock	$(0.41)	$(0.41)	$(0.03)	$(0.03)	$0.03	$0.03
Class B common stock	$(0.36)	$(0.36)	$(0.02)	$(0.02)	$0.03	$0.03
Income (loss) from discontinued operations per share:
Common stock	$—	$—	$(0.01)	$(0.01)	$0.05	$0.05
Class B common stock	$—	$—	$(0.01)	$(0.01)	$0.05	$0.05
Net income (loss) per share:
Common stock	$(0.41)	$(0.41)	$(0.04)	$(0.04)	$0.08	$0.08
Class B common stock	$(0.36)	$(0.36)	$(0.03)	$(0.03)	$0.08	$0.08

Note: Common stock options that were anti-dilutive and not included in diluted earnings per common share for fiscal 2015, fiscal 2014, and fiscal 2013 were 880,589; 489,064; and 280,764, respectively.

New Accounting Pronouncements: In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is principles based guidance that can be applied to all contracts with customers, enhancing comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. The core principle of the guidance is that entities should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The guidance details the steps entities should apply to achieve the core principle. For public entities, ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period; early adoption is not permitted. We are currently evaluating the impact that the adoption of ASU 2014-09 will have on our financial condition, results of operations and disclosures.

4.	DISCONTINUED OPERATIONS
Financial Summary - Discontinued Operations
Summary financial results for fiscal 2015, 2014, and 2013 are presented in the following table (in thousands):

	Fiscal 2015	Fiscal 2014	Fiscal 2013
Net sales	$—	$402	$636
Gross loss(1)	—	(330)	(553)
Selling, general, and administrative expenses (2)	—	215	714
Additional (gain)/loss on sale	—	—	18
Income tax provision (benefit) (3)	31	(375)	(2,051)
Income (loss) from discontinued operations, net of tax	(31)	(170)	766
Notes:

(1)	Gross loss for fiscal years 2014 and 2013 includes unabsorbed manufacturing labor and overhead expenses related to the Manufacturing Agreement with RFPD which ended March 1, 2014.

(2)	Selling, General and Administrative expenses in fiscal years 2014 and 2013 related primarily to professional fees for tax audits resulting from the Transaction.

(3)
The income tax provision for fiscal year 2015 was due to an income tax audit as a result of the Transaction. The income tax benefits in fiscal years 2014 and 2013 relates to the reversal of tax reserves.

Assets and liabilities classified as discontinued operations on our consolidated balance sheets as of May 30, 2015, and May 31, 2014, include the following (in thousands):

	May 30, 2015	May 31, 2014
Inventories	$—	$18
Discontinued operations - Assets	$—	$18
Accrued liabilities - current	$—	$7
Accrued liabilities - non-current	—	130
Discontinued operations - Liabilities	$—	$137

5.	RELATED PARTY TRANSACTION

On October 16, 2014, the Company repurchased 50,000 Class B shares from the Richardson Wildlife Foundation, an Illinois not-for-profit corporation, at a negotiated price of $9.91 per share. Edward Richardson, Chairman and CEO of the Company, also serves as President of the Richardson Wildlife Foundation. These shares were repurchased pursuant to the Company's share repurchase authorization approved by its Board of Directors. Mr. Richardson filed a Form 4 to record the gifting of his Class B shares.

On August 9, 2013, the Company repurchased 300,000 Class B shares from Mr. Richardson at a negotiated price of $11.50 per share. On May 15, 2013, the Company repurchased 48,925 Class B shares from the Richardson Wildlife Foundation and an additional 200,000 Class B shares from Mr. Richardson at a negotiated price of $11.70 per share. These shares were repurchased pursuant to the Company's share repurchase authorization approved by its Board of Directors. Mr. Richardson filed a Form 4 to record the gifting or sale of his Class B shares.

6.	GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
Changes in the carrying value of goodwill are as follows (in thousands):

TOTAL
Balance at June 1, 2013	$1,519
Premium Paid for WVS Acquisition	25
Foreign currency translation	127
Impairment on goodwill	(1,671)
Balance at May 31, 2014	$—
Balance at May 30, 2015	$—
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

We did not have any goodwill on our balance sheet as of May 30, 2015. The results of our goodwill impairment tests as of March 1, 2014, indicated that the value of goodwill attributed to our EDG segment was fully impaired. Certain indicators existed to suggest our EDG reporting unit was at risk of its carrying value exceeding its fair value. This included a reduction in the EDG core business as well as a reduction in our forecasted financial results due to the uncertainty with our growth initiatives. As a result, we recorded a pre-tax goodwill impairment charge of $1.7 million. Additionally, a $0.4 million tax benefit was recorded related to the goodwill impairment.
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
Intangible assets subject to amortization as well as amortization expense are as follows (in thousands):

	Intangible Assets Subject to Amortization as of
	May 30, 2015	May 31, 2014
Gross Amounts:
Trade Name	$29	$29
Customer Relationship	948	977
Non-compete Agreements	47	47
Total Gross Amounts	$1,024	$1,053
Accumulated Amortization:
Trade Name	$29	$18
Customer Relationship	221	178
Non-compete Agreements	31	14
Total Accumulated Amortization	$281	$210

Net Intangibles	$743	$843
We determined that other intangibles were not impaired on the basis of the future undiscounted cash flows expected.
The amortization expense associated with the intangible assets subject to amortization for the next five years is presented in the following table (in thousands):

Amortization Expense
Fiscal Year
2016	$66
2017	57
2018	55
2019	46
2020	44
Thereafter	475
The weighted average number of years of amortization expense remaining is 16.4 years.

7.	LEASE OBLIGATIONS, OTHER COMMITMENTS, AND CONTINGENCIES
We lease certain warehouse and office facilities and office equipment under non-cancelable operating leases. Rent expense from continuing operations for fiscal 2015, 2014, and 2013 was $1.8 million, $1.5 million, and $1.6 million, respectively. Under the terms of the Transaction, Arrow assumed many of our facility leases and we are sub-leasing space from Arrow. Our future lease commitments for minimum rentals, including common area maintenance charges and property taxes during the next five years have been adjusted to reflect the Transaction as follows (in thousands):

Fiscal Year	Payments
2016	$1,405
2017	609
2018	341
2019	273
2020	224
Thereafter	264

8.	INCOME TAXES
Income (loss) before income taxes includes the following components (in thousands):

	Fiscal Year Ended
	May 30, 2015	May 31, 2014	June 1, 2013
United States	$(9,287)	$(1,399)	$(2,716)
Foreign	2,293	747	3,358
Income (loss) before income taxes	$(6,994)	$(652)	$642
The provision (benefit) for income taxes for fiscal 2015, 2014, and 2013 consists of the following (in thousands):

	Fiscal Year Ended
	May 30, 2015	May 31, 2014	June 1, 2013
Current:
Federal	$(326)	$214	$(974)
State	14	1	56
Foreign	191	601	970
Total current	$(121)	$816	$52
Deferred:
Federal	$(1,964)	$(585)	$(213)
State	530	(169)	151
Foreign	89	(369)	170
Total deferred	$(1,345)	$(1,123)	$108
Income tax provision (benefit)	$(1,466)	$(307)	$160

The differences between income taxes at the U.S. federal statutory income tax rate of 34% and the reported income tax provision (benefit) for fiscal 2015, 2014, and 2013 are summarized as follows:

	Fiscal Year Ended
	May 30, 2015	May 31, 2014	June 1, 2013
Federal statutory rate	34.0%	34.0%	34.0%
Effect of:
State income taxes, net of federal tax benefit	5.3	14.1	(14.5)
Foreign income inclusion	(1.6)	(10.2)	24.7
Foreign taxes at other rates	4.4	(4.4)	(44.6)
Permanent tax differences	(0.5)	(3.9)	3.2
Intercompany items	2.2	(11.0)	—
Compensation items	—	(12.7)	—
Tax reserves	0.8	(7.2)	(23.5)
Additional U.S. tax on undistributed foreign earnings	(0.5)	37.6	33.8
Net increase in valuation allowance for deferred tax assets	(27.3)	(3.4)	18.1
Additional benefit for carryback of current year federal loss	—	—	(6.1)
Return to provision adjustments	4.0	15.3	—
Other	0.1	(1.2)	(0.2)
Effective tax rate	20.9%	47.0%	24.9%
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Our deferred tax assets and liabilities reflect continuing operations as of May 30, 2015 and May 31, 2014. Significant components are as follows (in thousands):

	Fiscal Year Ended
	May 30, 2015	May 31, 2014
Deferred tax assets:
NOL carryforwards - foreign and domestic	$5,960	$3,405
Inventory valuations	1,060	1,130
Goodwill	1,031	989
Foreign tax credits	322	—
Severance reserve	—	367
Foreign capital loss	1,073	1,093
Other	1,983	2,753
Subtotal	$11,429	$9,737
Valuation allowance - foreign and domestic	(5,158)	(4,070)
Net deferred tax assets after valuation allowance	$6,271	$5,667
Deferred tax liabilities:
Accelerated depreciation	$(218)	$(317)
Tax on undistributed earnings	(4,813)	(7,031)
Other	(202)	(659)
Subtotal	$(5,233)	$(8,007)
Net Deferred tax assets (liabilities)	$1,038	$(2,340)
Supplemental disclosure of deferred tax assets (liabilities) information:
Domestic	$3,477	$(1,797)
Foreign	$2,710	$3,527
Total	$6,187	$1,730

As of May 30, 2015, we had approximately $3.0 million of federal net operating loss (“NOL”) carryforwards. Domestic state NOL carryforwards amounted to approximately $2.4 million. Foreign NOL carryforwards totaled approximately $0.6 million with various or indefinite expiration dates. We also have $0.3 million of foreign tax credit carryforwards as of May 30, 2015. We do not have any alternative minimum tax credit carryforward as of May 30, 2015.
We have historically determined that certain undistributed earnings of our foreign subsidiaries, to the extent of cash available, will be repatriated to the U.S. Accordingly, we have provided a deferred tax liability totaling $4.8 million and $7.0 million as of May 30, 2015 and May 31, 2014, respectively, on foreign earnings of $37.2 million and $41.3 million, respectively. In addition, as of May 30, 2015, $33.7 million of cumulative positive earnings of some of our foreign subsidiaries are still considered permanently reinvested pursuant to ASC 740-30, Income Taxes - Other Considerations or Special Areas (“ASC 740-30”). Due to various tax attributes that are continuously changing, it is not practicable to determine what, if any, tax liability might exist if such earnings were to be repatriated.
Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant component of objective evidence evaluated was the cumulative income or loss incurred in each jurisdiction over the three-year period ended May 30, 2015. Such objective evidence limits the ability to consider subjective evidence such as future income projections. We considered other positive evidence in determining the need for a valuation allowance in the U.S. including the repatriation of foreign earnings which we do not consider permanently reinvested in certain of our foreign subsidiaries. The weight of this positive evidence is not sufficient to outweigh other negative evidence in evaluating our need for a valuation allowance in the U.S. jurisdiction.
On the basis of this evaluation, as of May 30, 2015, a valuation allowance of $5.2 million has been established to record only the portion of the deferred tax asset that will more likely than not be realized. The valuation allowance relates to deferred tax assets in foreign jurisdictions where historical taxable losses have been incurred. We also recorded a valuation allowance for all domestic federal and state net deferred tax assets considering the significant cumulative losses in the U.S. jurisdiction, the reversal of the deferred tax liability for foreign earnings, and no forecast of additional U.S. income. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth.
Income taxes paid, including foreign estimated tax payments, were $0.5 million, $2.1 million, and $1.7 million during fiscal 2015, 2014, and 2013, respectively.
In the normal course of business, we are subject to examination by taxing authorities throughout the world. Generally, years prior to fiscal 2005 are closed for examination under the statute of limitation for U.S. federal, state or local, or non-U.S. tax jurisdictions. We are also currently under examination in Germany (fiscal 2008, 2009, 2010, and 2011). Our primary foreign tax jurisdictions are Germany and the Netherlands. We have tax years open in Germany beginning in fiscal 2008 and the Netherlands beginning in fiscal 2009.
The uncertain tax positions as of May 30, 2015 and May 31, 2014, totaled $2.0 million and $0.2 million, respectively. Unrecognized tax benefits of $0.1 million would affect our effective tax rate if recognized. The following table summarizes the activity related to the unrecognized tax benefits (in thousands):

	Fiscal Year Ended
	May 30, 2015	May 31, 2014
Unrecognized tax benefits, beginning of period	$161	$32
Increase due to currency translation	—	7
Increase in positions taken in prior period	2,000	163
Increase in positions taken in current period	—	—
Decrease in positions due to settlements	(161)	—
Decrease related to the expiration of statute of limitations	—	(41)
Unrecognized tax benefits, end of period	$2,000	$161

Unrecognized tax benefits for continuing and discontinued operations are as follows (in thousands):

	Fiscal Year Ended
	May 30, 2015	May 31, 2014
Continuing operations	$117	$66
Discontinuing operations (1)	1,883	95
	$2,000	$161
(1) Relates to an amended state income tax return
We record penalties and interest relating to uncertain tax positions in the income tax expense line item within the Consolidated Statements of Comprehensive Income (Loss). Accrued interest and penalties are included within the related tax liability line in the Consolidated Balance Sheets. We have not recorded a liability for interest and penalties as of May 30, 2015, and less than $0.1 million, of interest and penalties was recorded during May 31, 2014.
It is not expected that there will be a change in the unrecognized tax benefits due to the expiration of various statutes of limitations within the next 12 months.

9.	EMPLOYEE BENEFIT PLANS
Employee Profit Sharing Plan: The employee profit sharing plan is a defined contribution profit sharing plan for employees. The profit sharing plan has a 401(k) provision whereby we match 50% of employee contributions up to 4.0% of pay. Charges to expense for matching contributions to this plan were $0.3 million, $0.3 million, and $0.2 million, during fiscal years 2015, 2014, and 2013, respectively.

10.	SEGMENT AND GEOGRAPHIC INFORMATION
During the first quarter of fiscal 2015, we created a new strategic business unit called Healthcare. As hospitals remain under pressure to reduce costs while serving a much larger customer base, there is a growing demand for independent sources of high value replacement parts for diagnostic imaging. Having access to parts that are tested and in stock enables hospitals to terminate expensive service contracts with OEM and instead use third party service providers or in-house technicians. With our global infrastructure, technical sales team, and experience servicing the healthcare market, we are well positioned to take advantage of this market opportunity. Over time, our plan is to expand our position from being the leader in power grid tubes to a key player in the high growth, high profile healthcare industry.
In accordance with ASC 280-10, Segment Reporting, we have identified three reportable segments: EDG and Canvys, and Healthcare.
Electron Device Group ("EDG"), renamed Power and Microwave Technologies Group in July 2015, provides engineered solutions and distributes electronic components to customers in alternative energy, aviation, broadcast, communications, industrial, marine, medical, military, scientific, and semiconductor markets. EDG focuses on various applications including broadcast transmission, CO2 laser cutting, diagnostic imaging, dielectric and induction heating, high energy transfer, high voltage switching, plasma, power conversion, radar, and radiation oncology. EDG also offers its customers technical services for both microwave and industrial equipment. In July 2015, EDG was re-named Power and Microwave Technologies Group.
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

The CEO evaluates performance and allocates resources primarily based on the gross profit of each segment.
Operating results by segment are summarized in the following table (in thousands):

	Fiscal Year Ended
	May 30, 2015	May 31, 2014	June 1, 2013
EDG
Net Sales	$105,748	$103,274	$102,593
Gross Profit	33,098	31,610	31,431
Canvys
Net Sales	$24,645	$27,857	$32,139
Gross Profit	6,457	7,588	8,142
Healthcare
Net Sales	$6,564	$6,829	$6,334
Gross Profit	1,583	1,816	1,972
A reconciliation of assets to the relevant consolidated amount is as follows (in thousands):

	May 30, 2015	May 31, 2014
Segment assets	$60,200	$52,790
Cash and cash equivalents	74,535	102,752
Investments - current	23,692	31,732
Other current assets (1)	3,494	5,790
Net property	10,081	7,223
Investments - non-current	11,549	1,516
Other assets - non-current deferred income taxes	1,443	1,724
Assets of discontinued operations (2)	—	18
Total assets	$184,994	$203,545

(1)	Other current assets include miscellaneous receivables, prepaid expenses, and current deferred income taxes.

(2)	See Note 4 “Discontinued Operations”.
Geographic net sales information is primarily grouped by customer destination into five areas: North America; Asia/Pacific; Europe; Latin America; and Other.
Net sales and gross profit by geographic region are summarized in the following table (in thousands):

	Fiscal Year Ended
	May 30, 2015	May 31, 2014	June 1, 2013
Net Sales
North America	$59,742	$57,137	$62,269
Asia/Pacific	24,605	24,069	22,732
Europe	44,425	47,610	45,663
Latin America	8,275	8,936	9,447
Other (1)	(90)	208	955
Total	$136,957	$137,960	$141,066
Gross Profit
North America	$20,352	$18,905	$20,963
Asia/Pacific	7,967	7,849	7,805
Europe	14,051	15,506	14,248
Latin America	3,082	3,231	3,296
Other (1)	(4,314)	(4,477)	(4,767)
Total	$41,138	$41,014	$41,545

(1) Other primarily includes net sales not allocated to a specific geographical region, unabsorbed value-add costs, and other unallocated expenses.
We sell our products to customers in diversified industries and perform periodic credit evaluations of our customers’ financial condition. Terms are generally on open account, payable net 30 days in North America, and vary throughout Asia/Pacific, Europe, and Latin America. Estimates of credit losses are recorded in the financial statements based on monthly reviews of outstanding accounts.
Net assets by geographic region are summarized in the following table (in thousands):

	Fiscal Year Ended
	May 30, 2015	May 31, 2014	June 1, 2013
Net Assets
North America	$76,153	$88,902	$103,006
Asia/Pacific	44,602	45,334	43,604
Europe	34,127	38,407	36,373
Latin America	1,770	2,202	2,256
Total	$156,652	$174,845	$185,239

11.	LITIGATION
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
As of May 30, 2015, we held investments that are required to be measured at fair value on a recurring basis. Our investments consist of time deposits and CDs, where face value is equal to fair value, and equity securities of publicly traded companies for which market prices are readily available.

Investments measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of May 30, 2015 and May 31, 2014, were as follows (in thousands):

	Level 1	Level 2	Level 3
May 30, 2015
Time deposits/CDs	$34,665	$—	$—
Equity securities	576	—	—
Total	$35,241	$—	$—
May 31, 2014
Time deposits/CDs	$32,732	$—	$—
Equity securities	516	—	—
Total	$33,248	$—	$—

13.	VALUATION AND QUALIFYING ACCOUNTS
The following table presents the valuation and qualifying account activity for fiscal year ended May 30, 2015,  May 31, 2014, and June 1, 2013, (in thousands):

Description	Balance at beginning of period	Charged to expense		Deductions		Balance at end of period
Year ended May 30, 2015
Allowance for doubtful accounts	$581	$(221)	(1)	$77	(2)	$283
Inventory provisions	3,141	228	(3)	378	(4)	2,991
Year ended May 31, 2014
Allowance for doubtful accounts	$1,092	$114		$625	(2)	$581
Inventory provisions	2,715	751	(3)	325	(4)	3,141
Year ended June 1, 2013
Allowance for doubtful accounts	$1,058	$135		$101	(2)	$1,092
Inventory provisions	2,976	412	(3)	673	(4)	2,715

Notes:

(1)	Charges to bad debt expense, net impact for FY15 was a recovery of $0.2 million primarily due to negotiations and resolutions with a large European customer.

(2)	Uncollectible amounts written off, net of recoveries and foreign currency translation.

(3)
Charges to cost of sales. Included in fiscal 2015 are inventory write-downs of $0.1 million for EDG and $0.1 million for Canvys, and less than $0.1 million for Healthcare. Included in fiscal 2014 are inventory write-downs of $0.6 million for EDG and $0.2 million for Canvys. Included in fiscal 2013 are inventory write-downs of $0.2 million for EDG and $0.2 million for Canvys.

(4)	Inventory disposed of or sold, net of foreign currency translation.

14.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Description	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2015
Net sales	$34,699	$33,841	$33,471	$34,946
Gross profit	10,658	10,462	9,800	10,218
Loss from continuing operations	(83)	(1,144)	(2,198)	(2,103)
Income (loss) from discontinued operations	—	87	—	(118)
Net loss	(83)	(1,057)	(2,198)	(2,221)
Loss from continuing operations
Common stock - basic	$(0.01)	$(0.08)	$(0.16)	$(0.16)
Class B common stock - basic	$(0.01)	$(0.07)	$(0.15)	$(0.13)
Common stock - diluted	$(0.01)	$(0.08)	$(0.16)	$(0.16)
Class B common stock - diluted	$(0.01)	$(0.07)	$(0.15)	$(0.13)
Income (loss) from discontinued operations
Common stock - basic	$—	$0.01	$—	$(0.01)
Class B common stock - basic	$—	$0.01	$—	$(0.01)
Common stock - diluted	$—	$0.01	$—	$(0.01)
Class B common stock - diluted	$—	$0.01	$—	$(0.01)
Net Loss
Common stock - basic	$(0.01)	$(0.07)	$(0.16)	$(0.17)
Class B common stock - basic	$(0.01)	$(0.06)	$(0.15)	$(0.14)
Common stock - diluted	$(0.01)	$(0.07)	$(0.16)	$(0.17)
Class B common stock - diluted	$(0.01)	$(0.06)	$(0.15)	$(0.14)
Fiscal 2014
Net sales	$34,257	$35,436	$32,884	$35,383
Gross profit	10,192	11,007	9,651	10,164
Income (loss) from continuing operations	1,979	631	(112)	(2,843)
Income (loss) from discontinued operations	(11)	(107)	(420)	368
Net income (loss)	1,968	524	(532)	(2,475)
Income (loss) from continuing operations
Common stock - basic	$0.14	$0.05	$(0.01)	$(0.21)
Class B common stock - basic	$0.13	$0.04	$(0.01)	$(0.19)
Common stock - diluted	$0.14	$0.04	$(0.01)	$(0.21)
Class B common stock - diluted	$0.13	$0.04	$(0.01)	$(0.19)
Income (loss) from discontinued operations
Common stock - basic	$—	$(0.01)	$(0.03)	$0.03
Class B common stock - basic	$—	$(0.01)	$(0.03)	$0.02
Common stock - diluted	$—	$(0.01)	$(0.03)	$0.03
Class B common stock - diluted	$—	$(0.01)	$(0.03)	$0.02
Net income (loss)
Common stock - basic	$0.14	$0.04	$(0.04)	$(0.18)
Class B common stock - basic	$0.13	$0.03	$(0.04)	$(0.17)
Common stock - diluted	$0.14	$0.03	$(0.04)	$(0.18)
Class B common stock - diluted	$0.13	$0.03	$(0.04)	$(0.17)

15.	SUBSEQUENT EVENT
On June 15, 2015, Richardson Electronics, Ltd (“the Company”), acquired certain assets of International Medical Equipment and Services, Inc. (“IMES”), pursuant to the terms of the Purchase Agreement (“Agreement”).

IMES, based in South Carolina, provides reliable, cost-saving solutions worldwide for major brands of CT and MRI equipment. Annual sales of IMES are approximately $10 million. This acquisition positions Richardson Healthcare to provide cost effective diagnostic imaging replacement parts and training to hospitals, diagnostic imaging centers, medical institutions, and independent service organizations. IMES offers an extensive selection of replacement parts, as well as an interactive training center, on-site test bays and experienced technicians who provide 24/7 customer support. Replacement parts are readily available and triple tested to provide peace of mind when uptime is critical. IMES core operations will remain in South Carolina. Richardson Healthcare will expand its replacement parts and training offerings geographically leveraging the Company’s global infrastructure.

The consideration paid by the Company to IMES at closing was $12.2 million in cash. This includes the purchase of inventory, receivables, fixed assets, and certain other assets of the company. The total consideration paid excludes transaction costs and is subject to certain post-close adjustments.

In connection with the Agreement, the Company also entered into an Employment, Non-Disclosure, and Non-Compete Agreement (“Employment Agreement”) with Lee A. McIntyre III as the Company’s Executive Vice President, IMES. During the term of his employment, Mr. McIntyre will earn an annual base salary of $300,000. In addition to his base salary, he will be entitled to an annual bonus equal to 20% of the EBITDA of IMES provided that EBITDA exceeds $2.0 million inclusive of the bonus payment.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Richardson Electronics, Ltd.:
We have audited the accompanying consolidated balance sheet of Richardson Electronics, Ltd. as of May 30, 2015 and the related consolidated statement of comprehensive income (loss), stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Richardson Electronics, Ltd. at May 30, 2015, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Richardson Electronics, Ltd.'s internal control over financial reporting as of May 30, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated July 27, 2015, expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
Chicago, Illinois
July 27, 2015

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Richardson Electronics, Ltd.:

We have audited the accompanying consolidated balance sheet of Richardson Electronics, Ltd. as of May 31, 2014, and the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the two years in the period ended May 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Richardson Electronics, Ltd. at May 31, 2014, and the consolidated results of its operations and its cash flows for each of the two years in the period ended May 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
Chicago, Illinois
July 25, 2014 except for note 5 and note 10, as to which the date is July 27, 2015

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Richardson Electronics, Ltd.:

We have audited Richardson Electronics, Ltd.’s internal control over financial reporting as of May 30, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Richardson Electronics, Ltd.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, Richardson Electronics, Ltd. maintained, in all material respects, effective internal control over financial reporting as of May 30, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Richardson Electronics, Ltd. as of May 30, 2015 and the related consolidated statement of comprehensive income (loss), stockholders’ equity, and cash flows for the year then ended and our report dated July 27, 2015 expressed an unqualified opinion thereon.
/s/ BDO USA, LLP
Chicago, Illinois
July 27, 2015

ITEM 9A.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures
Management of the Company, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of May 30, 2015. Disclosure controls and procedures are intended to provide reasonable assurance that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of May 30, 2015.

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
Under the supervision of the Chief Executive Officer and Chief Financial Officer, management conducted an assessment of the effectiveness of our internal control over financial reporting as of May 30, 2015, based on the framework in the Internal Control-Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that assessment, management has concluded that the Company’s internal control over financial reporting was effective as of May 30, 2015.
Management’s assessment of the effectiveness of our internal control over financial reporting as of May 30, 2015, has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report which is included herein.

(a)	Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the most recent fiscal year that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None
Results of Operation and Financial Condition and Declaration of Dividend
On July 22, 2015, we issued a press release reporting results for our fourth quarter and fiscal year ended May 30, 2015, and the declaration of a quarterly cash dividend. A copy of the press release is furnished as Exhibit 99.1 to this Form 10-K and incorporated by reference herein.

PART III
ITEM 10. Directors, Executive Officers and Corporate Governance
Information concerning directors and executive officers of the registrant will be contained in our Proxy Statement to be issued in connection with our Annual Meeting of Stockholders scheduled to be held on October 6, 2015, and is incorporated herein by reference.
ITEM 11. Executive Compensation
Information concerning executive compensation will be contained in our Proxy Statement to be issued in connection with our Annual Meeting of Stockholders scheduled to be held on October 6, 2015, and is incorporated herein by reference.
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information concerning security ownership of certain beneficial owners and management will be contained in our Proxy Statement to be issued in connection with our Annual Meeting of Stockholders scheduled to be held on October 6, 2015, and is incorporated herein by reference.
Equity Compensation Plan Information
The following table sets forth information as of May 30, 2015, with respect to compensation plans under which equity securities are authorized for issuance:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Per Share Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity Compensation Plans Approved by Security Holders	1,113,675		$10.30		251,542
Equity Compensation Plans Not Approved by Security Holders	23,564	(1)	$12.95	(1)	—
Total	1,137,239		$10.35		251,542

(1)	Options issued in 1987 pursuant to an employment contract with a former officer and director of Richardson Electronics, Ltd.
ITEM 13. Certain Relationships and Related Transactions, and Director Independence
Information concerning certain relationships and related transactions will be contained in our Proxy Statement to be issued in connection with our Annual Meeting of Stockholders scheduled to be held on October 6, 2015, and is incorporated herein by reference.
ITEM 14. Principal Accountant Fees and Services
Information concerning accountant fees and services will be contained in our Proxy Statement to be issued in connection with our Annual Meeting of Stockholders scheduled to be held on October 6, 2015, and is incorporated herein by reference.

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
Richardson Electronics, Ltd.

	Signature	Title	Date

By:	/s/ Edward J. Richardson	Chairman of the Board, Chief Executive Officer (Principal Executive Officer), President, and Director	July 27, 2015
Edward J. Richardson
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Edward J. Richardson	Chairman of the Board, Chief Executive Officer (Principal Executive Officer), President, and Director	July 27, 2015
Edward J. Richardson

/s/ Kathleen S. Dvorak	Chief Financial Officer (Principal Financial Officer)	July 27, 2015
Kathleen S. Dvorak

/s/ James M. Dudek Jr.	Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	July 27, 2015
James M. Dudek Jr.

/s/ Paul J. Plante	Director	July 27, 2015
Paul J. Plante

/s/ Jacques Belin	Director	July 27, 2015
Jacques Belin

/s/ James Benham	Director	July 27, 2015
James Benham

/s/ Kenneth Halverson	Director	July 27, 2015
Kenneth Halverson

/s/ Scott Hodes	Director	July 27, 2015
Scott Hodes

PART IV
ITEM 15. Exhibits and Financial Statement Schedules

(a)	List of Documents Filed as a Part of This Report:
	(1)	Index to Consolidated Financial Statements:
Consolidated Balance Sheets as of May 30, 2015, and May 31, 2014.
Consolidated Statements of Comprehensive Income (Loss) for each of the three years ended May 30, 2015, May 31, 2014, and June 1, 2013.
Consolidated Statements of Cash Flows for each of the three years ended May 30, 2015, May 31, 2014, and June 1, 2013.
Consolidated Statements of Stockholders’ Equity for each of the three years ended May 30, 2015, May 31, 2014, and June 1, 2013.
Notes to Consolidated Financial Statements.
Report of BDO USA, LLP, Independent Registered Public Accounting Firm.
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm.
	(2)	Index to Financial Statement Schedules:
All schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or required.

Exhibit Number	Description
3(a)	Restated Certificate of Incorporation of the Company, (incorporated by reference to the Company’s Registration Statement on Form S-4, Registration No. 33-8696, dated November 13, 1986).
3(b)	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 3, 2011).
3(c)	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s current Form 8-K filed with the SEC on October 15, 2012).
3(d)	Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to Annex III of the Proxy Statement filed August 22, 2014
10(a) †
Richardson Electronics, Ltd. 2011 Long-Term Incentive Plan (incorporated by reference to Annex A to the Company’s Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on August 23, 2011).

Amendment to the Richardson Electronics, Ltd. 2011 Long-Term Incentive Plan (incorporated by reference to Annex II to the Company's Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on August 28, 2014).

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

Certification of Edward J. Richardson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed pursuant to Part I).
Certification of Kathleen S. Dvorak pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed pursuant to Part I
Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed pursuant to Part I).
Press Release dated July 22, 2015.

Exhibit Number	Description
10(o)(i)
Amendment No. 1 to Acquisition Agreement, dated February 28, 2011, between Richardson Electronics, Ltd., and Arrow Electronics, Inc. (incorporated by reference to Exhibit 10(q)(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 28, 2011).

14	Corporate Code of Conduct (incorporated by reference to and Form 8-K filed on June 4, 2012).
21	Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm - BDO USA LLP.
23.1 (a)	Consent of Independent Registered Public Accounting Firm - Ernst & Young LLP.
31.1	Certification of Edward J. Richardson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed pursuant to Part I).
31.2	Certification of Kathleen S. Dvorak pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed pursuant to Part I).
32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed pursuant to Part I).
99.1	Press release, dated July 22, 2015.
101
The following financial information from our Annual Report on Form 10-K for the fourth quarter and fiscal year ended May 30, 2015, filed with the SEC on July 27, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Audited Consolidated Balance Sheet as of May 30, 2015, (ii) the Audited Consolidated Statements of Income and Comprehensive Income (Loss) for the three months and 12 months ended May 30, 2015, (iii) the Audited Consolidated Statements of Cash Flows for the three and 12 months ended May 30, 2015, (iv) the Audited Consolidated Statement of Stockholder’s Equity as of May 30, 2015, and (v) Notes to Audited Consolidated Financial Statements.

†	Executive Compensation Plan or Agreement