Form 10-Q
period 2015-08-29
RICHARDSON ELECTRONICS LTD/DE
filed 2015-10-08
CIK 355948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 29, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☐ Yes     ☒  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of October 5, 2015, there were outstanding 10,725,453 shares of Common Stock, $0.05 par value and 2,140,644 shares of Class B Common Stock, $0.05 par value, which are convertible into Common Stock of the registrant on a share for share basis.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Richardson Electronics, Ltd.

Consolidated Balance Sheets

(in thousands, except per share amounts)

	Unaudited	Audited
	August 29, 2015	May 30, 2015
Assets
Current assets:
Cash and cash equivalents	$68,426	$74,535
Accounts receivable, less allowance of $283	23,989	20,753
Inventories, net	41,188	38,769
Prepaid expenses and other assets	2,289	1,696
Deferred income taxes	782	804
Income tax receivable	381	929
Investments - current	6,342	23,692
Total current assets	143,397	161,178
Non-current assets:
Property, plant and equipment, net	10,832	10,081
Goodwill	3,746	—
Intangible assets, net	6,528	743
Non-current deferred income taxes	1,463	1,443
Investments - non-current	10,511	11,549
Total non-current assets	33,080	23,816
Total assets	$176,477	$184,994
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	14,293	15,768
Accrued liabilities	9,348	10,144
Total current liabilities	23,641	25,912
Non-current liabilities:
Non-current deferred income tax liabilities	1,179	1,209
Other non-current liabilities	995	1,221
Total non-current liabilities	2,174	2,430
Total liabilities	25,815	28,342
Stockholders’ equity
Common stock, $0.05 par value; issued 11,357 shares at August 29, 2015, and 11,530 shares at May 30, 2015	568	577
Class B common stock, convertible, $0.05 par value; issued and outstanding 2,141 shares at August 29, 2015 and at May 30, 2015	107	107
Preferred stock, $1.00 par value, no shares issued	—	—
Additional paid-in-capital	62,312	63,252
Common stock in treasury, at cost, 394 shares at August 29, 2015, and no shares at May 30, 2015	(2,269)	—
Retained earnings	86,932	89,141
Accumulated other comprehensive income	3,012	3,575
Total stockholders’ equity	150,662	156,652
Total liabilities and stockholders’ equity	$176,477	$184,994

Richardson Electronics, Ltd.

Unaudited Consolidated Statements of Comprehensive Loss

(in thousands, except per share amounts)

	Three Months Ended
	August 29, 2015	August 30, 2014
Statements of Comprehensive Loss
Net sales	$37,071	$34,699
Cost of sales	25,809	24,041
Gross profit	11,262	10,658
Selling, general, and administrative expenses	12,267	11,182
(Gain) loss on disposal of assets	(1)	9
Operating loss	(1,004)	(533)
Other (income) expense:
Investment/interest income	(191)	(256)
Foreign exchange (gain) loss	182	(57)
Other, net	36	(2)
Total other income	27	(315)
Loss before income taxes	(1,031)	(218)
Income tax provision (benefit)	368	(135)
Net loss	(1,399)	(83)
Foreign currency translation loss, net of tax	(503)	(968)
Fair value adjustments on investments gain (loss)	(60)	25
Comprehensive loss	$(1,962)	$(1,026)
Loss per share:
Common shares - Basic	$(0.10)	$(0.01)
Class B common shares - Basic	$(0.10)	$(0.01)
Common shares - Diluted	$(0.10)	$(0.01)
Class B common shares - Diluted	$(0.10)	$(0.01)
Weighted average number of shares:
Common shares - Basic	11,486	11,822
Class B common shares - Basic	2,141	2,182
Common shares - Diluted	11,486	11,822
Class B common shares - Diluted	2,141	2,182
Dividends per common share	$0.060	$0.060
Dividends per Class B common share	$0.054	$0.054

Richardson Electronics, Ltd.

Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended
	August 29, 2015	August 30, 2014
Operating activities:
Net loss	$(1,399)	$(83)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	485	366
Gain on sale of investments	(11)	(3)
Gain on disposal of assets	(1)	—
Share-based compensation expense	90	120
Deferred income taxes	1	(79)
Change in assets and liabilities, net of effect of acquired business:
Accounts receivable	(2,525)	(372)
Income tax receivable	548	2,308
Inventories, net	(593)	(2,110)
Prepaid expenses and other assets	(581)	135
Accounts payable	(1,521)	101
Accrued liabilities	(804)	(662)
Non-current deferred income tax liabilities	228	—
Long-term liabilities-accrued pension	(465)	—
Other	35	(49)
Net cash used in operating activities	(6,513)	(328)
Investing activities:
Cash consideration paid for acquired business	(12,209)	—
Capital expenditures	(984)	(834)
Proceeds from maturity of investments	18,350	30,482
Purchases of investments	—	(32,362)
Proceeds from sales of available-for-sale securities	100	37
Purchases of available-for-sale securities	(100)	(37)
Other	60	(28)
Net cash provided by (used in) investing activities	5,217	(2,742)
Financing activities:
Repurchase of common stock	(3,308)	(488)
Proceeds from issuance of common stock	—	158
Cash dividends paid	(806)	(828)
Other	(4)	1
Net cash used in financing activities	(4,118)	(1,157)
Effect of exchange rate changes on cash and cash equivalents	(695)	(441)
Decrease in cash and cash equivalents	(6,109)	(4,668)
Cash and cash equivalents at beginning of period	74,535	102,752
Cash and cash equivalents at end of period	$68,426	$98,084

Richardson Electronics, Ltd.

Consolidated Statement of Stockholders’ Equity

(in thousands)

	Common	Class B Common	Par Value	Additional Paid In Capital	Common Stock in Treasury	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance May 30, 2015:	11,530	2,141	$684	$63,252	$—	$89,141	$3,575	$156,652
Comprehensive loss
Net loss	—	—	—	—	—	(1,399)	—	(1,399)
Foreign currency translation	—	—	—	—	—	—	(503)	(503)
Fair value adjustments on investments	—	—	—	—	—	—	(60)	(60)
Share-based compensation:
Stock options	—	—	—	90	—	—	—	90
Common stock:
Repurchase of common stock	—	—	—	—	(3,308)	—	—	(3,308)
Cancellation of treasury stock	(173)	—	(9)	(1,030)	1,039	—	—	—
Other	—	—	—	—	—	(4)	—	(4)
Dividends paid to:
Common ($0.06 per share)	—	—	—	—	—	(690)	—	(690)
Class B ($0.054 per share)	—	—	—	—	—	(116)	—	(116)
Balance August 29, 2015:	11,357	2,141	$675	$62,312	$(2,269)	$86,932	$3,012	$150,662

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

On June 15, 2015, Richardson Electronics, Ltd (“the Company”), acquired certain assets of International Medical Equipment and Services, Inc. (“IMES”), for a purchase price of $12.2 million.

IMES, based in South Carolina, provides reliable, cost-saving solutions worldwide for major brands of CT and MRI equipment. This acquisition positions Richardson Healthcare to provide cost effective diagnostic imaging replacement parts and training to hospitals, diagnostic imaging centers, medical institutions, and independent service organizations. IMES offers an extensive selection of replacement parts, as well as an interactive training center, on-site test bays and experienced technicians who provide 24/7 customer support. Replacement parts are readily available and triple tested to provide peace of mind when uptime is critical. IMES core operations will remain in South Carolina. Richardson Healthcare will expand IMES’ replacement parts and training offerings geographically leveraging the Company’s global infrastructure.

We have three operating segments, which we define as follows:

Power and Microwave Technologies Group ("PMT"), launched in July 2015, combines EDG’s core engineered solutions, power grid and microwave tube business with new RF and power technologies. As a manufacturer and authorized distributor, PMT’s strategy is to provide specialized technical expertise and engineered solutions based on our core engineering and manufacturing capabilities. We provide solutions and add value through design-in support, systems integration, prototype design and manufacturing, testing, logistics, and aftermarket technical service and repair—all through our existing global infrastructure. PMT’s focus is on products for power, RF and microwave applications for customers in alternative energy, aviation, broadcast, communications, industrial, marine, medical, military, scientific, and semiconductor markets. PMT focuses on various applications including broadcast transmission, CO2 laser cutting, diagnostic imaging, dielectric and induction heating, high energy transfer, high voltage switching, plasma, power conversion, radar, and radiation oncology. PMT also offers its customers technical services for both microwave and industrial equipment.

Canvys provides customized display solutions serving the corporate enterprise, financial, industrial, and OEM markets.

Healthcare manufactures, distributes and services high value replacement parts for the healthcare market including hospitals, medical centers, independent service organizations, and multi-vendor service providers. Products include power grid tubes, hydrogen thyratrons, klystrons, magnetrons; Image Systems medical displays and workstations for picture archiving and communication systems (“PACS”); visual solutions for operating rooms/surgical environments; digital radiography solutions including replacement flat panel detectors and upgrades; and additional replacement components currently under development for the diagnostic imaging service market. Through a combination of newly developed products and partnerships, service offerings, and training programs, we believe we can help our customers improve efficiency and deliver better clinical outcomes while lowering the cost of healthcare delivery.

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

Our fiscal quarter ends on the Saturday nearest the end of the quarter-ending month. The first three months of fiscal 2016 and 2015 contained 13 weeks, respectively.

In the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results of interim periods have been made. All inter-company transactions and balances have been eliminated. The unaudited consolidated financial statements presented herein include the accounts of our wholly owned subsidiaries. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The results of our operations for the three months ended August 29, 2015, are not necessarily indicative of the results that may be expected for the fiscal year ending May 28, 2016.

The financial information contained in this report should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended May 30, 2015, that we filed on July 28, 2015.

On June 15, 2015, the Company completed the acquisition of IMES. The results of the operations have been consolidated with our results following the acquisition date. For a more complete discussion of the transaction, refer to Note 4.

3.  CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Inventories: Our consolidated inventories are stated at the lower of cost or market, generally using a weighted-average cost method. Our inventories include approximately $35.8 million of finished goods and $5.4 million of raw materials and work-in-progress as of August 29, 2015, as compared to approximately $33.7 million of finished goods and $5.1 million of raw materials and work-in-progress as of May 30, 2015.

At this time, we do not anticipate any material risks or uncertainties related to possible future inventory write-downs. Provisions for obsolete or slow moving inventories are recorded based upon regular analysis of stock rotation privileges, obsolescence, the exiting of certain markets, and assumptions about future demand and market conditions. If future demand, changes in the industry, or market conditions differ from management's estimates, additional provisions may be necessary. The inventory reserve as of August 29, 2015, was $3.1 million compared to $3.0 million as of May 30, 2015.

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

4. ACQUISITION

On June 15, 2015, Richardson Electronics, Ltd (“the Company”), acquired certain assets of International Medical Equipment and Services, Inc. (“IMES”), for a purchase price of $12.2 million.

IMES, based in South Carolina, provides reliable, cost-saving solutions worldwide for major brands of CT and MRI equipment. This acquisition positions Richardson Healthcare to provide cost effective diagnostic imaging replacement parts and training to hospitals, diagnostic imaging centers, medical institutions, and independent service organizations. IMES offers an extensive selection of replacement parts, as well as an interactive training center, on-site test bays and experienced technicians who provide 24/7 customer support. Replacement parts are readily available and triple tested to provide peace of mind when uptime is critical. IMES core operations will remain in South Carolina. Richardson Healthcare plans to expand IMES’ replacement parts and training offerings geographically to leverage the Company’s global infrastructure.

The consideration paid by the Company to IMES at closing was $12.2 million in cash. The following table summarizes the preliminary fair values of the assets acquired at the date of the closing of the acquisition (in thousands):

Accounts receivable	$743
Inventories	1,690
Property, plant and equipment	230
Goodwill	3,746
Other intangibles	5,800
Net assets acquired	$12,209

Intangible assets include trade names with an estimated life of 3 years for $0.7 million, customer relationships with an estimated life of 20 years for $4.5 million, technology with an estimated life of 10 years for $0.4 million, and non-compete agreements with an estimated life of 5 years for $0.2 million.

The approximate fair values of the assets acquired related to the IMES acquisition are based on preliminary estimates and assumptions. These preliminary estimates and assumptions could change significantly during the purchase price measurement period as we finalize the valuations of the assets acquired. Such changes could result in material variances between the Company’s future financial fair values recorded and expenses associated with these items.

In connection with the Agreement, the Company also entered into an Employment, Non-Disclosure, and Non-Compete Agreement (“Employment Agreement”) with Lee A. McIntyre III as the Company’s Executive Vice President, IMES. During the term of his employment, Mr. McIntyre will earn an annual base salary of $300,000. In addition to his base salary, he will be entitled to an annual bonus equal to 20% of the EBITDA of IMES provided that the EBITDA of the business is at least $2.0 million inclusive of the bonus payment. The annual bonus payment will terminate after five years.

5. GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying value of goodwill are as follows (in thousands):

Goodwill

Balance at May 30, 2015	$—
Premium Paid for IMES Acquisition	3,746
Balance at August 29, 2015	$3,746

Goodwill is initially recorded based on the premium paid for acquisitions and is subsequently tested for impairment, using the first day of our fourth quarter as the measurement date. We test goodwill for impairment annually and whenever events or circumstances indicates an impairment may have occurred, such as a significant adverse change in the business climate, loss of key personnel or a decision to sell or dispose of a reporting unit. The goodwill balance in its entirety relates to our Healthcare segment.

Intangible assets are initially recorded at their fair market values determined on quoted market prices in active markets, if available, or recognized valuation models. Intangible assets that have finite useful lives are amortized on a straight-line basis over their useful lives.

Our intangible assets represent the fair value for trade name, customer relationships, non-compete agreements, and technology acquired in connection with our acquisitions. Intangible assets subject to amortization as well as amortization expense are as follows (in thousands):

	Intangible Assets Subject to Amortization as of
	August 29, 2015	May 30, 2015
Gross Amounts:
Trade Name	$729	$29
Customer Relationship	5,450	948
Non-compete Agreements	247	47
Technology	400	—
Total Gross Amounts	$6,826	$1,024
Accumulated Amortization:
Trade Name	$29	$29
Customer Relationship	245	221
Non-compete Agreements	24	31
Technology	—	—
Total Accumulated Amortization	$298	$281

Net Intangibles	$6,528	$743

The amortization expense associated with the intangible assets subject to amortization for the next five years is presented in the following table (in thousands):

Amortization Expense
Fiscal Year
Remaining 2016	$567
2017	595
2018	593
2019	360
2020	350
Thereafter	4,063
Total amortization expense	$6,528

The weighted average number of years of amortization expense remaining is 17.8 years.

6.  INVESTMENTS

As of August 29, 2015, we had approximately $16.3 million invested in time deposits and certificates of deposit (“CD”). Of these, $6.3 million mature in less than twelve months and $10 million mature in more than twelve months. The fair value of these investments is equal to the face value of each time deposit and CD.

As of May 30, 2015, we had approximately $34.7 million invested in time deposits and CD’s. Of this, $23.7 million mature in less than twelve months and $10.9 million mature in more than twelve months. The fair value of these investments is equal to the face value of each time deposit and CD.

We also have investments in equity securities, all of which are classified as available-for-sale and are carried at their fair value based on quoted market prices. Our investments, which are included in non-current assets, had a carrying amount of $0.5 million at August 29, 2015, and $0.6 million at May 30, 2015. Proceeds from the sale of securities were $0.1 million during the first quarter of fiscal 2016 and less than $0.1 million during the first quarter of fiscal 2015. We reinvested proceeds from the sale of securities, and the cost of the equity securities sold was based on a specific identification method. Gross realized gains and losses on those sales were $0.1 million during the first quarter of fiscal 2016 and less than $0.1 million during the first quarter of fiscal 2015. Net unrealized holding gains of less than $0.1 million during the first quarter of fiscal 2016 and fiscal 2015, have been included in accumulated other comprehensive loss.

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

Warranty reserves are established for costs that are expected to be incurred after the sale and delivery of products under warranty. Warranty reserves are included in accrued liabilities on our consolidated balance sheets. The warranty reserves are determined based on known product failures, historical experience, and other available evidence. Warranty reserves were approximately $0.2 million as of August 29, 2015, and as of May 30, 2015.

8.  LEASE OBLIGATIONS, OTHER COMMITMENTS, AND CONTINGENCIES

We lease certain warehouse and office facilities and office equipment under non-cancelable operating leases. Rent expense during the first three months of fiscal 2016 was $0.5 million and $0.4 million during the first three months of fiscal 2015. Our future lease commitments for minimum rentals, including common area maintenance charges and property taxes during the next five years are as follows (in thousands):

Fiscal Year	Payments
Remaining 2016	$1,040
2017	643
2018	341
2019	273
2020	224
Thereafter	264

9. INCOME TAXES

The effective income tax rate during the first three months of fiscal 2016 was a tax provision of (35.7%), as compared to a tax provision of 61.8% during the first three months of fiscal 2015. The difference in rate during the first three months of fiscal 2016, as compared to the first three months of fiscal 2015, reflects the impact of changes in our geographical distribution of income (loss), the recording of additional valuation allowance against all of our U.S. state and federal net deferred tax assets, and our positions with respect to ASC 740-30, Income Taxes - Other Considerations or Special Areas (“ASC 740-30”). The (35.7%) effective income tax rate differs from the federal statutory rate of 34.0% as a result of our geographical distribution of income (loss), the increase in uncertain tax positions as a result of an income tax audit in Germany, and the recording of a valuation allowance against all of our U.S. state and federal net deferred tax assets.

In the normal course of business, we are subject to examination by taxing authorities throughout the world. Generally, years prior to fiscal 2011 are closed for examination under the statute of limitation for U.S. federal, U.S. state and local, or non-U.S. tax jurisdictions. We are also currently under examination in Germany (fiscal 2009 through 2011) and Thailand (fiscal 2008 through 2011). Our primary foreign tax jurisdictions are Germany and the Netherlands. We have tax years open in Germany beginning in fiscal 2008 and the Netherlands beginning in fiscal 2010.

We have historically determined that certain undistributed earnings of our foreign subsidiaries, to the extent of cash available, will be repatriated to the U.S. Accordingly, we have provided a deferred tax liability totaling $5.0 million as of August 29, 2015, on foreign earnings of $37.6 million. In addition, as of August 29, 2015, approximately $20.9 million of cumulative positive earnings of some of our foreign subsidiaries are still considered permanently reinvested pursuant to ASC 740-30. Due to various tax attributes that are continuously changing, it is not practicable to determine what, if any, tax liability might exist if such earnings were to be repatriated.

As of August 29, 2015, our worldwide liability for uncertain tax positions related to continuing operations is $0.2 million, excluding interest and penalties, as compared to no liabilities for uncertain tax positions as of May 30, 2015. We record penalties and interest relating to uncertain tax positions in the income tax expense line item within the unaudited consolidated statements of income and comprehensive income. It is not expected that there will be a change in the unrecognized tax benefits within the next 12 months.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant component of objective evidence evaluated was the cumulative income or loss incurred in each jurisdiction over the three-year period ended August 29, 2015. Such objective evidence limits the ability to consider other subjective evidence such as future income projections. We considered other positive evidence in determining the need for a valuation allowance in the U.S. including the repatriation of foreign earnings which we do not consider permanently reinvested in certain of our foreign subsidiaries. The weight of this positive evidence is not sufficient to outweigh other negative evidence in evaluating our need for a valuation allowance in the U.S. jurisdiction.

On the basis of this evaluation, as of August 29, 2015, a valuation allowance of $5.5 million has been established to record only the portion of the deferred tax asset that will more likely than not be realized. The valuation allowance relates to deferred tax assets in foreign jurisdictions where historical taxable losses have been incurred as well as valuation allowance for all domestic federal and state net deferred tax assets considering the cumulative losses for the U.S. jurisdiction. Our valuation allowance increased $0.3 million for additional domestic federal and state net deferred tax assets generated during the first quarter of fiscal 2016 due to additional losses in the U.S. jurisdiction. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth.

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

The earnings per share (“EPS”) presented in our unaudited consolidated statements of comprehensive income (loss) are based on the following amounts (in thousands, except per share amounts):

	For the Three Months Ended
	August 29, 2015		August 30, 2014
	Basic	Diluted	Basic	Diluted
Numerator for Basic and Diluted EPS:
Net loss	$(1,399)	$(1,399)	$(83)	$(83)
Less dividends:
Common stock	690	690	710	710
Class B common stock	116	116	118	118
Undistributed losses	$(2,205)	$(2,205)	$(911)	$(911)
Common stock undistributed losses	$(1,888)	$(1,888)	$(781)	$(781)
Class B common stock undistributed losses	(317)	(317)	(130)	(130)
Total undistributed losses	$(2,205)	$(2,205)	$(911)	$(911)
Denominator for basic and diluted EPS:
Common stock weighted average shares	11,486	11,486	11,822	11,822
Class B common stock weighted average shares, and shares under if-converted method for diluted EPS	2,141	2,141	2,182	2,182
Effect of dilutive securities
Dilutive stock options		—		—
Denominator for diluted EPS adjusted for weighted average shares and assumed conversions		13,627		14,004
Net loss per share:
Common stock	$(0.10)	$(0.10)	$(0.01)	$(0.01)
Class B common stock	$(0.10)	$(0.10)	$(0.01)	$(0.01)

Note: Common stock options that were anti-dilutive and not included in diluted earnings per common share for the first quarter of fiscal 2016 and fiscal 2015 were 887,564 and 674,564, respectively.

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

In accordance with ASC 280-10, Segment Reporting, we have identified three reportable segments: PMT, Canvys, and Healthcare.

Power and Microwave Technologies Group ("PMT"), launched in July 2015, combines EDG’s core engineered solutions, power grid and microwave tube business with new RF and power technologies. As a manufacturer and authorized distributor, PMT’s strategy is to provide specialized technical expertise and engineered solutions based on our core engineering and manufacturing capabilities. We provide solutions and add value through design-in support, systems integration, prototype design and manufacturing, testing, logistics, and aftermarket technical service and repair—all through our existing global infrastructure. PMT’s focus is on products for power, RF and microwave applications for customers in alternative energy, aviation, broadcast, communications, industrial, marine, medical, military, scientific, and semiconductor markets. PMT focuses on various applications including broadcast transmission, CO2 laser cutting, diagnostic imaging, dielectric and induction heating, high energy transfer, high voltage switching, plasma, power conversion, radar, and radiation oncology. PMT also offers its customers technical services for both microwave and industrial equipment.

Canvys provides customized display solutions serving the corporate enterprise, financial, industrial, and OEM markets.

Healthcare manufactures, distributes and services high value replacement parts for the healthcare market including hospitals, medical centers, independent service organizations, and multi-vendor service providers. Products include power grid tubes, hydrogen thyratrons, klystrons, magnetrons; Image Systems medical displays and workstations for picture archiving and communication systems (“PACS”); visual solutions for operating rooms/surgical environments; digital radiography solutions including replacement flat panel detectors and upgrades; and additional replacement components currently under development for the diagnostic imaging service market. Through a combination of newly developed products and partnerships, service offerings, and training programs, we believe we can help our customers improve efficiency and deliver better clinical outcomes while lowering the cost of healthcare delivery.

The CEO evaluates performance and allocates resources primarily based on the gross profit of each segment.

Operating results by segment are summarized in the following table (in thousands):

	Three Months Ended
	August 29, 2015	August 30, 2014
PMT
Net Sales	$27,195	$27,438
Gross Profit	8,138	8,686
Canvys
Net Sales	$6,681	$5,968
Gross Profit	1,709	1,656
Healthcare
Net Sales	$3,195	$1,293
Gross Profit	1,415	316

Geographic net sales information is primarily grouped by customer destination into five areas: North America; Asia/Pacific; Europe; Latin America; and Other.

Net sales and gross profit by geographic region are summarized in the following table (in thousands):

	Three Months Ended
	August 29, 2015	August 30, 2014
Net Sales
North America	$17,792	$14,699
Asia/Pacific	6,132	6,505
Europe	11,358	11,049
Latin America	1,607	2,321
Other (1)	182	125
Total	$37,071	$34,699
Gross Profit
North America	$6,199	$5,183
Asia/Pacific	1,956	2,119
Europe	3,341	3,719
Latin America	625	878
Other (1)	(859)	(1,241)
Total	$11,262	$10,658

(1)	Other includes primarily net sales not allocated to a specific geographical region, unabsorbed value-add costs, and other unallocated expenses.

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

As of August 29, 2015, we held investments that are required to be measured at fair value on a recurring basis. Our investments consist of time deposits and CDs, where face value is equal to fair value, and equity securities of publicly traded companies for which market prices are readily available.

Investments measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of August 29, 2015, and May 30, 2015, were as follows (in thousands):

Level 1
August 29, 2015
Time deposits/CDs	$16,315
Equity securities	538
Total	$16,853
May 30, 2015
Time deposits/CDs	$34,665
Equity securities	576
Total	$35,241

14.  Related Party Transaction

On June 15, 2015, the Company entered into a lease agreement for the IMES facility with LDL, LLC. The Executive Vice President of IMES, Lee A. McIntyre III, has an ownership interest in LDL, LLC.  The lease agreement provides for monthly payments over five years with total future minimum lease payments of $0.7 million.  Rental expense related to this lease amounted to less than $0.1 million for the three months ended August 29, 2015.  The Company shall be entitled to extend the term of the lease for a period of an additional five years by notifying the landlord in writing of its intention to do so within six months of the expiration of the initial term.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this report may constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. The terms “may,” “should,” “could,” “anticipate,” “believe,” “continues,” “estimate,” “expect,” “intend,” “objective,” “plan,” “potential,” “project” and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. These statements are based on management’s current expectations, intentions or beliefs and are subject to a number of factors, assumptions and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Factors that could cause or contribute to such differences or that might otherwise impact the business include the risk factors set forth in Item 1A, of our Annual Report on Form 10-K filed on July 28, 2015. We undertake no obligation to update any such factor or to publicly announce the results of any revisions to any forward-looking statements contained herein whether as a result of new information, future events or otherwise.

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

INTRODUCTION

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to assist the reader in better understanding our business, results of operations, financial condition, changes in financial condition, critical accounting policies and estimates, and significant developments. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes appearing elsewhere in this filing. This section is organized as follows:

•	Business Overview - a brief synopsis of our Company for the periods ended August 29, 2015, and August 30, 2014.

•	Results of Operations – an analysis and comparison of our consolidated results of operations for the three month periods ended August 29, 2015, and August 30, 2014, as reflected in our consolidated statements of comprehensive loss.

•	Liquidity, Financial Position, and Capital Resources – a discussion of our primary sources and uses of cash for the three month periods ended August 29, 2015, and August 30, 2014, and a discussion of changes in our financial position.

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

On June 15, 2015, Richardson Electronics, Ltd (“the Company”), acquired certain assets of International Medical Equipment and Services, Inc. (“IMES”), for a purchase price of $12.2 million.

IMES, based in South Carolina, provides reliable, cost-saving solutions worldwide for major brands of CT and MRI equipment. This acquisition positions Richardson Healthcare to provide cost effective diagnostic imaging replacement parts and training to hospitals, diagnostic imaging centers, medical institutions, and independent service organizations. IMES offers an extensive selection of replacement parts, as well as an interactive training center, on-site test bays and experienced technicians who provide 24/7 customer support. Replacement parts are readily available and triple tested to provide peace of mind when uptime is critical. IMES core operations will remain in South Carolina. Richardson Healthcare plan to expand IMES’ replacement parts and training offerings geographically to leverage the Company’s global infrastructure.

We have three operating segments which we define as follows:

Power and Microwave Technologies Group ("PMT"), launched in July 2015, combines EDG’s core engineered solutions, power grid and microwave tube business with new RF and power technologies. As a manufacturer and authorized distributor, PMT’s strategy is to provide specialized technical expertise and engineered solutions based on our core engineering and manufacturing capabilities. We provide solutions and add value through design-in support, systems integration, prototype design and manufacturing, testing, logistics, and aftermarket technical service and repair—all through our existing global infrastructure. PMT’s focus is on products for power, RF and microwave applications for customers in alternative energy, aviation, broadcast, communications, industrial, marine, medical, military, scientific, and semiconductor markets. PMT focuses on various applications including broadcast transmission, CO2 laser cutting, diagnostic imaging, dielectric and induction heating, high energy transfer, high voltage switching, plasma, power conversion, radar, and radiation oncology. PMT also offers its customers technical services for both microwave and industrial equipment.

Canvys provides customized display solutions serving the corporate enterprise, financial, healthcare, industrial, and medical original equipment manufacturers (“OEM”) markets.

Healthcare manufactures, distributes and services high value replacement parts for the healthcare market including hospitals, medical centers, independent service organizations, and multi-vendor service providers. Products include power grid tubes, hydrogen thyratrons, klystrons, magnetrons; Image Systems medical displays and workstations for picture archiving and communication systems (“PACS”); visual solutions for operating rooms/surgical environments; digital radiography solutions including replacement flat panel detectors and upgrades; and additional replacement components currently under development for the diagnostic imaging service market. Through a combination of newly developed products and partnerships, service offerings, and training programs, we believe we can help our customers improve efficiency and deliver better clinical outcomes while lowering the cost of healthcare delivery.

We currently have operations in North America, Asia/Pacific, Europe, and Latin America.

RESULTS OF OPERATIONS

FINANCIAL SUMMARY – THREE MONTHS ENDED AUGUST 29, 2015

•	Net sales for the first quarter of fiscal 2016 were $37.1 million, an increase of 6.8%, compared to net sales of $34.7 million during the first quarter of fiscal 2015.

•	Gross margin decreased to 30.4% during the first quarter of fiscal 2016, compared to 30.7% during the first quarter of fiscal 2015.

•	Selling, general, and administrative expenses increased to $12.3 million, or 33.1% of net sales, for the first quarter of fiscal 2016, compared to $11.2 million, or 32.2% of net sales, for the first quarter of fiscal 2015.

•	Operating loss during the first quarter of fiscal 2016 was $1 million, compared to an operating loss of $0.5 million, or 1.5% of net sales during the first quarter of fiscal 2015.

•	Net loss during the first quarter of fiscal 2016 was $1.4 million, compared to net loss of $0.1 million, during the first quarter of fiscal 2015.

Net Sales and Gross Profit Analysis

Net sales by segment and percent change for the first quarter of fiscal 2016 and 2015 were as follows (in thousands):

Net Sales	Three Months Ended		FY16 vs. FY15
	August 29, 2015	August 30, 2014	% Change
PMT	$27,195	$27,438	-0.9%
Canvys	6,681	5,968	11.9%
Healthcare	3,195	1,293	147.1%
Total	$37,071	$34,699	6.8%

During the first quarter of fiscal 2016 consolidated net sales increased 6.8% compared to the first quarter of fiscal 2015. Sales for PMT declined slightly, sales for Canvys increased 11.9%, and sales for Healthcare increased 147.1%, which was primarily due to the acquisition of IMES.

Gross profit by segment and percent change for the first quarter of fiscal 2016 and 2015 were as follows (in thousands):

Gross Profit	Three Months Ended		FY16 vs. FY15
	August 29, 2015	August 30, 2014	% Change
PMT	$8,138	$8,686	-6.3%
Canvys	1,709	1,656	3.2%
Healthcare	1,415	316	347.8%
Total	$11,262	$10,658	5.7%

Gross profit reflects the distribution and manufacturing product margin less manufacturing variances, inventory obsolescence charges, customer returns, scrap and cycle count adjustments, engineering costs, unabsorbed manufacturing labor and overhead, and other provisions.

Consolidated gross profit was $11.3 million during the first quarter of fiscal 2016, compared to $10.7 million during the first quarter of fiscal 2015. Consolidated gross margin as a percentage of net sales decreased to 30.4% during the first quarter of fiscal 2016, from 30.7% during the first quarter of fiscal 2015, primarily due to shifts in product and geographic mix and sales of IMES products.

Power and Microwave Technologies Group

PMT net sales decreased 0.9% to $27.2 million during the first quarter of fiscal 2016, from $27.4 million during the first quarter of fiscal 2015.  Sales for the marine market and specialty products manufactured in LaFox and sold primarily into the semiconductor capital equipment market increased. These increases were offset by a decline in the industrial heating and broadcast markets. Gross margin as a percentage of net sales decreased to 29.9% during the first quarter of fiscal 2016, as compared to 31.7% during the first quarter of fiscal 2015, due to an increase in unabsorbed labor and overhead costs in our LaFox manufacturing facility along with a shift in product mix and currency fluctuations.

Canvys

Canvys net sales increased 11.9% to $6.7 million during the first quarter of fiscal 2016, from $6.0 million during the first quarter of fiscal 2015.  Sales in our North America and Europe OEM markets both increased due to increased demand from our key customers, which had been delaying new program startups in the prior year. Gross margin as a percentage of net sales decreased to 25.6% during the first quarter of fiscal 2016 as compared to 27.7% during the first quarter of fiscal 2015, due to continued price pressure and currency fluctuations.

Healthcare

Healthcare net sales increased 147.1% to $3.2 million during the first quarter of fiscal 2016, from $1.3 million during the first quarter of fiscal 2015. Sales increased primarily from the acquisition of IMES, while sales also increased in the PACS display market. Gross margin as a percentage of net sales increased to 44.3% during the first quarter of fiscal 2016 as compared to 24.4% during the first quarter of fiscal 2015 due to product mix. The IMES products carry significantly higher margins than the PACS display sales.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses (“SG&A”) increased to $12.3 million during the first quarter of fiscal 2016 from $11.2 million during the first quarter of fiscal 2015. The increase in SG&A of $1.1 million was due to expenses related to the IMES acquisition and additional investments in our Richardson Healthcare to support its growth objectives.

Other Income/Expense

Other income/expense was less than $0.1 million of expense during the first quarter of fiscal 2016, compared to income of $0.3 million during the first quarter of fiscal 2015. Other income/expense during the first quarter of fiscal 2016 included $0.2 million of investment income offset by $0.2 million of foreign exchange losses. Other income/expense during the first quarter of fiscal 2015 included $0.3 million of investment and interest income. Our foreign exchange gains and losses are primarily due to the translation of U.S. dollars held in non-U.S. entities. We currently do not utilize derivative instruments to manage our exposure to foreign currency.

Income Tax Provision

The effective income tax rate during the first three months of fiscal 2016 was a tax provision of (35.7%), as compared to a tax provision of 61.8% during the first three months of fiscal 2015. The difference in rate during the first three months of fiscal 2016, as compared to the first three months of fiscal 2015, reflects the impact of changes in our geographical distribution of income (loss), the recording of additional valuation allowance against all of our U.S. state and federal net deferred tax assets, and our positions with respect to ASC 740-30, Income Taxes - Other Considerations or Special Areas (“ASC 740-30”). The (35.7%) effective income tax rate differs from the federal statutory rate of 34.0% as a result of our geographical distribution of income (loss), the increase in uncertain tax positions as a result of an income tax audit in Germany, and the recording of a valuation allowance against all of our U.S. state and federal net deferred tax assets.

In the normal course of business, we are subject to examination by taxing authorities throughout the world. Generally, years prior to fiscal 2011 are closed for examination under the statute of limitation for U.S. federal, U.S. state and local, or non-U.S. tax jurisdictions. We are also currently under examination in Germany (fiscal 2009 through 2011) and Thailand (fiscal 2008 through 2011). Our primary foreign tax jurisdictions are Germany and the Netherlands. We have tax years open in Germany beginning in fiscal 2008 and the Netherlands beginning in fiscal 2010.

Net Loss and Per Share Data

Net loss during the first quarter of fiscal 2016 was $1.4 million, or ($0.10) per diluted common share and ($0.10) per Class B diluted common share, as compared to net loss of $0.1 million during the first quarter of fiscal 2015, or ($0.01) per diluted common share and ($0.01) per Class B diluted common share.

LIQUIDITY, FINANCIAL POSITION, AND CAPITAL RESOURCES

Our growth and cash needs have been primarily financed through income from operations. Cash and cash equivalents for the first quarter ended August 29, 2015, were $68.5 million. In addition, CDs and time deposits classified as short-term investments were $6.3 million and long-term investments were $10.5 million, including equity securities of $0.5 million. Cash and investments at August 29, 2015, consisted of $30.8 million in North America, $13.1 million in Europe, $0.7 million in Latin America, and $40.7 million in Asia/Pacific. As of May 30, 2015, cash and cash equivalents were $74.5 million. In addition, CDs and time deposits classified as short-term investments were $23.7 million and long-term investments were $11.5 million, including equity securities of $0.6 million. Cash and investments as of May 30, 2015, consisted of $51.1 million in North America, $16.6 million in Europe, $0.7 million in Latin America, and $41.3 million in Asia/Pacific.

Cash Flows from Operating Activities

The cash used in operating activities primarily resulted from our net loss, adjusted for non-cash items, and changes in our operating assets and liabilities.

Operating activities used $6.5 million of cash during the first quarter of fiscal 2016. We had net loss of $1.4 million during the first quarter of fiscal 2016, which included non-cash stock-based compensation expense of $0.1 million associated with the issuance of stock option awards and depreciation and amortization expense of $0.5 million associated with our property and equipment as well as amortization of our intangible assets. Changes in our operating assets and liabilities, net of effects of acquired businesses, was a use of cash of $5.7 million during the first quarter of fiscal 2016, due primarily to the increase in our accounts receivable of $2.5 million, the decrease in our accounts payable of $1.5 million, the increase in inventories of $0.6 million, the increase in prepaid expenses of $0.6 million, and the decrease in accrued liabilities of $0.8 million.

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

Cash Flows from Investing Activities

The cash flow from investing activities has consisted primarily of purchases and maturities of investments, capital expenditures, and any business acquisition activity.

Cash provided by investing activities of $5.2 million during the first quarter of fiscal 2016, included proceeds from the maturities of investments of $18.4 million, offset by the acquisition of IMES of $12.2 million and $1 million in capital expenditures. Capital expenditures of $1 million relates primarily to our Healthcare growth initiatives.

Cash used in investing activities of $2.7 million during the first quarter of fiscal 2015, included proceeds from the maturities of investments of $30.5 million, offset by the purchase of investments of $32.4 million and $0.8 million in capital expenditures primarily due to our new IT Platform.

Our purchases and proceeds from investments consist of time deposits and CDs. Purchasing of future investments may vary from period to period due to interest and foreign currency exchange rates.

Cash Flows from Financing Activities

The cash flow from financing activities primarily consists of repurchases of common stock and cash dividends paid.

Cash used in financing activities of $4.1 million during the first three months of fiscal 2016, resulted from $3.3 million of cash used to repurchase common stock under our share repurchase authorization and $0.8 million of cash used to pay dividends.

Cash used in financing activities of $1.2 million during the first three months of fiscal 2015, resulted from $0.5 million of cash used to repurchase common stock under our share repurchase authorization and $0.8 million of cash used to pay dividends, offset by $0.2 million of proceeds from the issuance of common stock.

Dividend payments for the first three months of fiscal 2016 were approximately $0.8 million. All future payments of dividends are at the discretion of the Board of Directors. Dividend payments will depend on earnings, capital requirements, operating conditions, and such other factors that the Board may deem relevant.

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

The interpretation and analysis of these disclosures should not be considered in isolation since such variances in exchange rates would likely influence other economic factors. Such factors, which are not readily quantifiable, would likely also affect our operations. Additional disclosure regarding various market risks are set forth in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended May 30, 2015, filed July 28, 2015.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of August 29, 2015.

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

(b)	Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the first quarter of fiscal 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended May 30, 2015, filed July 28, 2015.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period Ended	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Amount of Shares Purchased Under the Plans or Programs	Amount Remaining Under the Share Repurchase Authorization
30-May-15					$14,625,569
29-Aug-15	567,213	$5.83	567,213	$3,307,543	$11,318,026
TOTAL	567,213	$5.83	567,213	$3,307,543

ITEM 5.	OTHER INFORMATION

Results of Operation and Financial Condition and Declaration of Dividend

On October 7, 2015, we issued a press release reporting results for our first quarter ended August 29, 2015, and the declaration of a cash dividend. A copy of the press release is furnished as Exhibit 99.1 to this Form 10-Q and incorporated by reference herein.

ITEM 6.	EXHIBITS

See exhibit index which is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RICHARDSON ELECTRONICS, LTD.

Date: October 8, 2015	By:	/s/	Robert J. Ben
Robert J. Ben Chief Financial Officer (on behalf of the Registrant and as Principal Financial Officer)

Exhibit Index

(c)	EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to Annex III of the Proxy Statement dated August 21, 2015.
3.2	Amended and Restated By-Laws of the Company, incorporated by reference to Exhibit 3.2 on the Company’s Report on Form 10-Q for the quarterly period ended December 3, 2011.
31.1	Certification of Edward J. Richardson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed pursuant to Part I).
31.2	Certification of Robert J. Ben pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed pursuant to Part I).
32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed pursuant to Part I).
99.1	Press release, dated October 7, 2015.
101	The following financial information from our Quarterly Report on Form 10-Q for the first quarter of fiscal 2016, filed with the SEC on October 8, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets as of August 29, 2015, and May 30, 2015, (ii) the Unaudited Consolidated Statements of Comprehensive Income for the three months ended August 29, 2015, and August 30, 2014, (iii) the Unaudited Consolidated Statements of Cash Flows for the three months ended August 29, 2015, and August 30, 2014, (iv) the Unaudited Consolidated Statement of Stockholder’s Equity as of August 29, 2015, and (v) Notes to Unaudited Consolidated Financial Statements.