Form 10-Q
period 2015-11-28
RICHARDSON ELECTRONICS LTD/DE
filed 2016-01-07
CIK 355948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 28, 2015

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

As of January 4, 2016, there were outstanding 10,702,932 shares of Common Stock, $0.05 par value and 2,140,631 shares of Class B Common Stock, $0.05 par value, which are convertible into Common Stock of the registrant on a share for share basis.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Richardson Electronics, Ltd.

Consolidated Balance Sheets

(in thousands, except per share amounts)

	Unaudited	Audited
	November 28, 2015	May 30, 2015
Assets
Current assets:
Cash and cash equivalents	$67,863	$74,535
Accounts receivable, less allowance of $283	21,041	20,753
Inventories, net	43,126	38,769
Prepaid expenses and other assets	2,111	1,696
Deferred income taxes	637	804
Income tax receivable	265	929
Investments - current	3,719	23,692
Total current assets	138,762	161,178
Non-current assets:
Property, plant and equipment, net	10,893	10,081
Goodwill	6,271	—
Intangible assets, net	3,861	743
Non-current deferred income taxes	1,164	1,443
Investments - non-current	7,897	11,549
Total non-current assets	30,086	23,816
Total assets	$168,848	$184,994
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	13,583	15,768
Accrued liabilities	8,866	10,144
Total current liabilities	22,449	25,912
Non-current liabilities:
Non-current deferred income tax liabilities	1,019	1,209
Other non-current liabilities	743	1,221
Total non-current liabilities	1,762	2,430
Total liabilities	24,211	28,342
Stockholders’ equity
Common stock, $0.05 par value; issued 10,698 shares at November 28, 2015, and 11,530 shares at May 30, 2015	535	577
Class B common stock, convertible, $0.05 par value; issued and outstanding 2,141 shares at November 28, 2015, and at May 30, 2015	107	107
Preferred stock, $1.00 par value, no shares issued	—	—
Additional paid-in-capital	58,715	63,252
Common stock in treasury, at cost, no shares at November 28, 2015, and at May 30, 2015	—	—
Retained earnings	83,889	89,141
Accumulated other comprehensive income	1,391	3,575
Total stockholders’ equity	144,637	156,652
Total liabilities and stockholders’ equity	$168,848	$184,994

Richardson Electronics, Ltd.

Unaudited Consolidated Statements of Comprehensive Loss

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	November 28, 2015	November 29, 2014	November 28, 2015	November 29, 2014
Statements of Comprehensive Loss
Net sales	$34,086	$33,841	$71,157	$68,540
Cost of sales	23,651	23,379	49,460	47,420
Gross profit	10,435	10,462	21,697	21,120
Selling, general, and administrative expenses	13,200	12,621	25,467	23,803
(Gain) loss on disposal of assets	(243)	—	(244)	9
Operating loss	(2,522)	(2,159)	(3,526)	(2,692)
Other (income) expense:
Investment/interest income	(111)	(249)	(302)	(505)
Foreign exchange (gain) loss	(339)	47	(157)	(10)
Other, net	(49)	(14)	(13)	(16)
Total other income	(499)	(216)	(472)	(531)
Loss from continuing operations before income taxes	(2,023)	(1,943)	(3,054)	(2,161)
Income tax provision (benefit)	263	(799)	631	(934)
Loss from continuing operations	(2,286)	(1,144)	(3,685)	(1,227)
Income from discontinued operations, net of tax	—	87	—	87
Net loss	(2,286)	(1,057)	(3,685)	(1,140)
Foreign currency translation loss, net of tax	(1,649)	(2,993)	(2,152)	(3,961)
Fair value adjustments on investments gain (loss)	28	—	(32)	25
Comprehensive loss	$(3,907)	$(4,050)	$(5,869)	$(5,076)
Net income (loss) per Common share - Basic:
Loss from continuing operations	$(0.18)	$(0.08)	$(0.28)	$(0.09)
Income from discontinued operations	—	0.01	—	0.01
Total loss per Common share - Basic:	$(0.18)	$(0.07)	$(0.28)	$(0.08)
Net income (loss) per Class B common share - Basic:
Loss from continuing operations	$(0.16)	$(0.07)	$(0.25)	$(0.08)
Income from discontinued operations	—	0.01	—	0.01
Total loss per Class B common share - Basic:	$(0.16)	$(0.06)	$(0.25)	$(0.07)
Net income (loss) per Common share - Diluted:
Loss from continuing operations	$(0.18)	$(0.08)	$(0.28)	$(0.09)
Income from discontinued operations	—	0.01	—	0.01
Total loss per Common share - Diluted:	$(0.18)	$(0.07)	$(0.28)	$(0.08)
Net income (loss) per Class B common share - Diluted:
Loss from continuing operations	$(0.16)	$(0.07)	$(0.25)	$(0.08)
Income from discontinued operations	—	0.01	—	0.01
Total loss per Class B common share - Diluted:	$(0.16)	$(0.06)	$(0.25)	$(0.07)
Weighted average number of shares:
Common shares - Basic	10,742	11,770	11,114	11,797
Class B common shares - Basic	2,141	2,141	2,141	2,161
Common shares - Diluted	10,742	11,770	11,114	11,797
Class B common shares - Diluted	2,141	2,141	2,141	2,161
Dividends per common share	$0.060	$0.060	$0.120	$0.120
Dividends per Class B common share	$0.054	$0.054	$0.108	$0.108

Richardson Electronics, Ltd.

Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended		Six Months Ended
	November 28, 2015	November 29, 2014	November 28, 2015	November 29, 2014
Operating activities:
Net loss	$(2,286)	$(1,057)	$(3,685)	$(1,140)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	797	443	1,282	809
Gain on sale of investments	(8)	(6)	(19)	(9)
Gain on disposal of assets	(243)	(26)	(244)	(26)
Share-based compensation expense	225	266	315	386
Deferred income taxes	254	(88)	255	(167)
Change in assets and liabilities, net of effect of acquired business:
Accounts receivable	2,554	78	29	(294)
Income tax receivable	116	580	664	2,888
Inventories, net	(2,879)	(2,151)	(3,472)	(4,261)
Prepaid expenses and other assets	137	(1,038)	(444)	(903)
Accounts payable	(469)	1,388	(1,990)	1,489
Accrued liabilities	(396)	(439)	(1,200)	(1,101)
Non-current deferred income tax liabilities	(228)	—	—	—
Long-term liabilities-accrued pension	—	—	(465)	—
Other	96	42	131	(7)
Net cash used in operating activities	(2,330)	(2,008)	(8,843)	(2,336)
Investing activities:
Cash consideration paid for acquired business	—	—	(12,209)	—
Capital expenditures	(792)	(1,102)	(1,776)	(1,936)
Proceeds from sales of assets	402	—	402	—
Proceeds from maturity of investments	7,234	725	25,584	31,207
Purchases of investments	(2,151)	(981)	(2,151)	(33,343)
Proceeds from sales of available-for-sale securities	44	37	144	74
Purchases of available-for-sale securities	(44)	(37)	(144)	(74)
Other	(28)	(2)	32	(30)
Net cash provided by (used in) investing activities	4,665	(1,360)	9,882	(4,102)
Financing activities:
Repurchase of common stock	(1,707)	(2,151)	(5,015)	(2,640)
Proceeds from issuance of common stock	121	130	121	288
Cash dividends paid	(757)	(817)	(1,563)	(1,645)
Other	—	(4)	(4)	(2)
Net cash used in financing activities	(2,343)	(2,842)	(6,461)	(3,999)
Effect of exchange rate changes on cash and cash equivalents	(555)	(1,988)	(1,250)	(2,429)
Decrease in cash and cash equivalents	(563)	(8,198)	(6,672)	(12,866)
Cash and cash equivalents at beginning of period	68,426	98,084	74,535	102,752
Cash and cash equivalents at end of period	$67,863	$89,886	$67,863	$89,886

Richardson Electronics, Ltd.

Consolidated Statement of Stockholders’ Equity

(in thousands)

	Common	Class B Common	Par Value	Additional Paid In Capital	Common Stock in Treasury	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance May 30, 2015:	11,530	2,141	$684	$63,252	$—	$89,141	$3,575	$156,652
Comprehensive loss
Net loss	—	—	—	—	—	(3,685)	—	(3,685)
Foreign currency translation	—	—	—	—	—	—	(2,152)	(2,152)
Fair value adjustments on investments	—	—	—	—	—	—	(32)	(32)
Share-based compensation:
Stock options	—	—	—	315	—	—	—	315
Common stock:
Options exercised	23	—	1	120	—	—	—	121
Repurchase of common stock	—	—	—	—	(5,015)	—	—	(5,015)
Cancellation of treasury stock	(855)	—	(43)	(4,972)	5,015	—	—	—
Other	—	—	—	—	—	(4)	—	(4)
Dividends paid to:
Common ($0.12 per share)	—	—	—	—	—	(1,331)	—	(1,331)
Class B ($0.108 per share)	—	—	—	—	—	(232)	—	(232)
Balance November 28, 2015:	10,698	2,141	$642	$58,715	$—	$83,889	$1,391	$144,637

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

On June 15, 2015, Richardson Electronics, Ltd (“the Company”), acquired certain assets of International Medical Equipment and Services, Inc. (“IMES”), for a purchase price of $12.2 million. This includes the purchase of inventory, receivables, fixed assets, and certain other assets of the Company. The Company did not acquire any liabilities of IMES. The total consideration paid excludes transaction costs and is subject to post close adjustments.

IMES, based in South Carolina, provides reliable, cost-saving solutions worldwide for major brands of CT and MRI equipment. This acquisition positions Richardson Healthcare to provide cost effective diagnostic imaging replacement parts and training to hospitals, diagnostic imaging centers, medical institutions, and independent service organizations. IMES offers an extensive selection of replacement parts, as well as an interactive training center, on-site test bays and experienced technicians who provide 24/7 customer support. Replacement parts are readily available and triple tested to provide peace of mind when uptime is critical. IMES core operations will remain in South Carolina. Richardson Healthcare plans to expand IMES’ replacement parts and training offerings geographically leveraging the Company’s global infrastructure.

We have three operating segments, which we define as follows:

Power and Microwave Technologies Group (“PMT”), launched in July 2015, combines Electron Device Group’s (“EDG”) core engineered solutions, power grid and microwave tube business with new RF and power technologies. As a manufacturer and authorized distributor, PMT’s strategy is to provide specialized technical expertise and engineered solutions based on our core engineering and manufacturing capabilities. We provide solutions and add value through design-in support, systems integration, prototype design and manufacturing, testing, logistics, and aftermarket technical service and repair—all through our existing global infrastructure. PMT’s focus is on products for power, RF and microwave applications for customers in alternative energy, aviation, broadcast, communications, industrial, marine, medical, military, scientific, and semiconductor markets. PMT focuses on various applications including broadcast transmission, CO2 laser cutting, diagnostic imaging, dielectric and induction heating, high energy transfer, high voltage switching, plasma, power conversion, radar, and radiation oncology. PMT also offers its customers technical services for both microwave and industrial equipment.

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

Our fiscal quarter ends on the Saturday nearest the end of the quarter-ending month. The first six months of fiscal 2016 and 2015 contained 26 weeks, respectively.

In the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results of interim periods have been made. All inter-company transactions and balances have been eliminated. The unaudited consolidated financial statements presented herein include the accounts of our wholly owned subsidiaries. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The results of our operations for the three and six months ended November 28, 2015, are not necessarily indicative of the results that may be expected for the fiscal year ending May 28, 2016.

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

3.  CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Inventories: Our consolidated inventories are stated at the lower of cost or market, generally using a weighted-average cost method. Our inventories include approximately $37.6 million of finished goods and $5.5 million of raw materials and work-in-progress as of November 28, 2015, as compared to approximately $33.7 million of finished goods and $5.1 million of raw materials and work-in-progress as of May 30, 2015.

At this time, we do not anticipate any material risks or uncertainties related to possible future inventory write-downs. Provisions for obsolete or slow moving inventories are recorded based upon regular analysis of stock rotation privileges, obsolescence, the exiting of certain markets, and assumptions about future demand and market conditions. If future demand, changes in the industry, or market conditions differ from management’s estimates, additional provisions may be necessary. The inventory reserve as of November 28, 2015, was $3.1 million compared to $3.0 million as of May 30, 2015.

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

4.  ACQUISITION

On June 15, 2015, Richardson Electronics, Ltd (“the Company”), acquired certain assets of International Medical Equipment and Services, Inc. (“IMES”), for a purchase price of $12.2 million. This includes the purchase of inventory, receivables, fixed assets, and certain other assets of the Company. The Company did not acquire any liabilities of IMES. The total consideration paid excludes transaction costs and is subject to post dose adjustments.

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

The consideration paid by the Company to IMES at closing was $12.2 million in cash. The following table summarizes the preliminary fair values of the assets acquired at the date of the closing of the acquisition (in thousands):

Accounts receivable	$743
Inventories	1,565
Property, plant and equipment	230
Goodwill	6,271
Other intangibles	3,400
Net assets acquired	$12,209

Intangible assets include trade names with an estimated life of 3 years for $0.7 million, customer relationships with an estimated life of 20 years for $2.5 million and technology with an estimated life of 10 years for $0.2 million.

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

The following unaudited pro forma information represents the Company’s results of operations as if the acquisitions had occurred as of June 1, 2014:

	Three and six months ended November 29, 2014
$ in thousands, except per share amounts	2nd Qtr	YTD
Net sales	$36,247	$72,729
Net income (loss)	$(308)	$(20)
Earnings per share:		—
Common shares - Basic	$(0.02)	$—
Class B common shares - Basic	$(0.02)	$—
Common shares - Diluted	$(0.02)	$—
Class B common shares - Diluted	$(0.02)	$—

The pro forma results have been prepared for informational purposes only and include adjustments to amortize acquired intangible assets with finite life and reflect foregone interest income on cash paid for the acquisitions. These pro forma results do not purport to be indicative of the results of operations that would have occurred had the purchases been made as of the beginning of the periods presented or of the results of operations that may occur in the future. The financial results for the three and six months ended November 28, 2015, include the financial results for IMES from June 15, 2015, through November 28, 2015. The financial transactions for IMES from May 31, 2015, through June 14, 2015, were deemed immaterial for illustrating pro forma financial statements.

5.  GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying value of goodwill are as follows (in thousands):

Goodwill

Balance at May 30, 2015	$—
Premium Paid for IMES Acquisition	6,271
Balance at November 28, 2015	$6,271

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

Our intangible assets represent the fair value for trade name, customer relationships, non-compete agreements, and technology acquired in connection with our acquisitions. Intangible assets subject to amortization as well as amortization expense are as follows (in thousands):

	Intangible Assets Subject to Amortization as of
	November 28, 2015	May 30, 2015
Gross Amounts:
Trade Name	$729	$29
Customer Relationship	3,443	948
Non-compete Agreements	47	47
Technology	200	—
Total Gross Amounts	$4,419	$1,024
Accumulated Amortization:
Trade Name	$136	$29
Customer Relationship	359	221
Non-compete Agreements	45	31
Technology	18	—
Total Accumulated Amortization	$558	$281

Net Intangibles	$3,861	$743

The amortization expense associated with the intangible assets subject to amortization for the next five years is presented in the following table (in thousands):

Amortization Expense
Fiscal Year
Remaining 2016	$150
2017	434
2018	433
2019	200
2020	190
Thereafter	2,454
Total amortization expense	$3,861

The weighted average number of years of amortization expense remaining is 16.9 years.

6.  INVESTMENTS

As of November 28, 2015, we had approximately $11.1 million invested in time deposits and certificates of deposit (“CD”). Of these, $3.7 million mature in less than twelve months and $7.3 million mature in more than twelve months. The fair value of these investments is equal to the face value of each time deposit and CD.

As of May 30, 2015, we had approximately $34.7 million invested in time deposits and CD’s. Of this, $23.7 million mature in less than twelve months and $10.9 million mature in more than twelve months. The fair value of these investments is equal to the face value of each time deposit and CD.

We also have investments in equity securities, all of which are classified as available-for-sale and are carried at their fair value based on quoted market prices. Our investments, which are included in non-current assets, had a carrying amount of $0.6 million at November 28, 2015, and $0.6 million at May 30, 2015. Proceeds from the sale of securities were less than $0.1 million during the second quarter of fiscal 2016 and fiscal 2015. We reinvested proceeds from the sale of securities, and the cost of the equity securities sold was based on a specific identification method. Gross realized gains and losses on those sales were less than $0.1 million during the second quarter of fiscal 2016 and fiscal 2015. Net unrealized holding losses of less than $0.1 million during the second quarter of fiscal 2016 and fiscal 2015, have been included in accumulated other comprehensive loss.

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

Warranty reserves are established for costs that are expected to be incurred after the sale and delivery of products under warranty. Warranty reserves are included in accrued liabilities on our consolidated balance sheets. The warranty reserves are determined based on known product failures, historical experience, and other available evidence. Warranty reserves were approximately $0.2 million as of November 28, 2015, and as of May 30, 2015.

8.  LEASE OBLIGATIONS, OTHER COMMITMENTS, AND CONTINGENCIES

We lease certain warehouse and office facilities and office equipment under non-cancelable operating leases. Rent expense during the first six months of fiscal 2016 was $0.9 million and $0.8 million during the first six months of fiscal 2015. Our future lease commitments for minimum rentals, including common area maintenance charges and property taxes during the next five years are as follows (in thousands):

Fiscal Year	Payments
Remaining 2016	$664
2017	627
2018	304
2019	254
2020	216
Thereafter	260

9.  INCOME TAXES

The effective income tax rate during the first six months of fiscal 2016 was a tax provision of (20.6%), as compared to a tax benefit of 43.1% during the first six months of fiscal 2015. The difference in rate during the first six months of fiscal 2016, as compared to the first six months of fiscal 2015, is primarily driven by the impact of recording a valuation allowance against all of our U.S. state and federal net deferred tax assets, changes in our geographical distribution of income (loss), and our recording of uncertain tax positions with respect to ASC 740-30, Income Taxes - Other Considerations or Special Areas (“ASC 740-30”). The (20.6%) effective income tax rate differs from the federal statutory rate of 34.0% because of the recording of a valuation allowance against all of our U.S. state and federal net deferred tax asset, our geographical distribution of income (loss), and the settlement of an income tax audit in Germany.

In the normal course of business, we are subject to examination by taxing authorities throughout the world. Generally, years prior to fiscal 2011 are closed for examination under the statute of limitation for U.S. federal, U.S. state and local, or non-U.S. tax jurisdictions. We are currently under examination in Thailand (fiscal 2008 through 2011). Our primary foreign tax jurisdictions are Germany and the Netherlands. After the closure of the Germany tax audit for fiscal years 2009 through 2011, resulting in a tax liability of $0.3 million recorded during the first half of fiscal year 2016, we have tax years open in Germany beginning in fiscal 2012 and the Netherlands beginning in fiscal 2010.

We have historically determined that certain undistributed earnings of our foreign subsidiaries, to the extent of cash available, will be repatriated to the U.S. Accordingly, we have provided a deferred tax liability totaling $4.5 million as of November 28, 2015, on foreign earnings of $36.9 million. In addition, as of November 28, 2015, approximately $20.8 million of cumulative positive earnings of some of our foreign subsidiaries are still considered permanently reinvested pursuant to ASC 740-30. Due to various tax attributes that are continuously changing, it is not practicable to determine what, if any, tax liability might exist if such earnings were to be repatriated.

As of November 28, 2015, our worldwide liability for uncertain tax positions related to continuing operations is $0.1 million, excluding interest and penalties, as compared to no liabilities for uncertain tax positions as of November 29, 2014. We record penalties and interest relating to uncertain tax positions in the income tax expense line item within the unaudited consolidated statements of income and comprehensive income. It is not expected that there will be a change in the unrecognized tax benefits within the next 12 months.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant component of objective evidence evaluated was the cumulative income or loss incurred in each jurisdiction over the three-year period ended November 28, 2015. Such objective evidence limits the ability to consider other subjective evidence such as future income projections. We considered other positive evidence in determining the need for a valuation allowance in the U.S. including the repatriation of foreign earnings which we do not consider permanently reinvested in certain of our foreign subsidiaries. The weight of this positive evidence is not sufficient to outweigh other negative evidence in evaluating our need for a valuation allowance in the U.S. jurisdiction.

On the basis of this evaluation, as of November 28, 2015, a valuation allowance of $7 million has been established to record only the portion of the deferred tax asset that will more likely than not be realized. The valuation allowance relates to deferred tax assets in foreign jurisdictions where historical taxable losses have been incurred as well as valuation allowance for all domestic federal and state net deferred tax assets considering the cumulative losses for the U.S. jurisdiction. Our valuation allowance increased $1.4 million for additional domestic federal and state net deferred tax assets generated during the second quarter of fiscal 2016 due to additional losses in the U.S. jurisdiction. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth.

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

The earnings per share (“EPS”) presented in our unaudited consolidated statements of comprehensive loss are based on the following amounts (in thousands, except per share amounts):

	For the Three Months Ended
	November 28, 2015		November 29, 2014
	Basic	Diluted	Basic	Diluted
Numerator for Basic and Diluted EPS:
Loss from continuing operations	$(2,286)	$(2,286)	$(1,144)	$(1,144)
Less dividends:
Common stock	641	641	701	701
Class B common stock	116	116	116	116
Undistributed losses	$(3,043)	$(3,043)	$(1,961)	$(1,961)
Common stock undistributed losses	$(2,580)	$(2,580)	$(1,685)	$(1,685)
Class B common stock undistributed losses	(463)	(463)	(276)	(276)
Total undistributed losses	$(3,043)	$(3,043)	$(1,961)	$(1,961)
Income from discontinued operations	$—	$—	$87	$87
Less dividends:
Common stock	641	641	701	701
Class B common stock	116	116	116	116
Undistributed losses	$(757)	$(757)	$(730)	$(730)
Common stock undistributed losses	$(642)	$(642)	$(627)	$(627)
Class B common stock undistributed losses	(115)	(115)	(103)	(103)
Total undistributed losses	$(757)	$(757)	$(730)	$(730)
Net loss	$(2,286)	$(2,286)	$(1,057)	$(1,057)
Less dividends:
Common stock	641	641	701	701
Class B common stock	116	116	116	116
Undistributed losses	$(3,043)	$(3,043)	$(1,874)	$(1,874)
Common stock undistributed losses	$(2,580)	$(2,580)	$(1,610)	$(1,610)
Class B common stock undistributed losses	(463)	(463)	(264)	(264)
Total undistributed losses	$(3,043)	$(3,043)	$(1,874)	$(1,874)
Denominator for basic and diluted EPS:
Common stock weighted average shares	10,742	10,742	11,770	11,770
Class B common stock weighted average shares, and shares under if-converted method for diluted EPS	2,141	2,141	2,141	2,141
Effect of dilutive securities
Dilutive stock options		—		—
Denominator for diluted EPS adjusted for weighted average shares and assumed conversions		12,883		13,911
Loss from continuing operations per share:
Common stock	$(0.18)	$(0.18)	$(0.08)	$(0.08)
Class B common stock	$(0.16)	$(0.16)	$(0.07)	$(0.07)
Income from discontinued operations per share:
Common stock	$—	$—	$0.01	$0.01
Class B common stock	$—	$—	$0.01	$0.01
Net loss per share:
Common stock	$(0.18)	$(0.18)	$(0.07)	$(0.07)
Class B common stock	$(0.16)	$(0.16)	$(0.06)	$(0.06)

Note: Common stock options that were anti-dilutive and not included in diluted earnings per common share for the second quarter of fiscal 2016 and fiscal 2015 were 823,539 and 666,564, respectively.

	Six Months Ended
	November 28, 2015		November 29, 2014
	Basic	Diluted	Basic	Diluted
Numerator for Basic and Diluted EPS:
Loss from continuing operations	$(3,685)	$(3,685)	$(1,227)	$(1,227)
Less dividends:
Common stock	1,331	1,331	1,411	1,411
Class B common stock	232	232	234	234
Undistributed losses	$(5,248)	$(5,248)	$(2,872)	$(2,872)
Common stock undistributed losses	$(4,473)	$(4,473)	$(2,466)	$(2,466)
Class B common stock undistributed losses	(775)	(775)	(406)	(406)
Total undistributed losses	$(5,248)	$(5,248)	$(2,872)	$(2,872)
Income from discontinued operations	$—	$—	$87	$87
Less dividends:
Common stock	1,331	1,331	1,411	1,411
Class B common stock	232	232	234	234
Undistributed losses	$(1,563)	$(1,563)	$(1,558)	$(1,558)
Common stock undistributed losses	$(1,332)	$(1,332)	$(1,337)	$(1,337)
Class B common stock undistributed losses	(231)	(231)	(221)	(221)
Total undistributed losses	$(1,563)	$(1,563)	$(1,558)	$(1,558)
Net loss	$(3,685)	$(3,685)	$(1,140)	$(1,140)
Less dividends:
Common stock	1,331	1,331	1,411	1,411
Class B common stock	232	232	234	234
Undistributed losses	$(5,248)	$(5,248)	$(2,785)	$(2,785)
Common stock undistributed losses	$(4,473)	$(4,473)	$(2,391)	$(2,391)
Class B common stock undistributed losses	(775)	(775)	(394)	(394)
Total undistributed losses	$(5,248)	$(5,248)	$(2,785)	$(2,785)
Denominator for basic and diluted EPS:
Common stock weighted average shares	11,114	11,114	11,797	11,797
Class B common stock weighted average shares, and shares under if-converted method for diluted EPS	2,141	2,141	2,161	2,161
Effect of dilutive securities
Dilutive stock options		—		—
Denominator for diluted EPS adjusted for weighted average shares and assumed conversions		13,255		13,958
Loss from continuing operations per share:
Common stock	$(0.28)	$(0.28)	$(0.09)	$(0.09)
Class B common stock	$(0.25)	$(0.25)	$(0.08)	$(0.08)
Income from discontinued operations per share:
Common stock	$—	$—	$0.01	$0.01
Class B common stock	$—	$—	$0.01	$0.01
Net loss per share:
Common stock	$(0.28)	$(0.28)	$(0.08)	$(0.08)
Class B common stock	$(0.25)	$(0.25)	$(0.07)	$(0.07)

Note: Common stock options that were anti-dilutive and not included in diluted earnings per common share for the first six months of fiscal 2016 and fiscal 2015 were 805,164 and 661,564, respectively.

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

Power and Microwave Technologies Group (“PMT”), launched in July 2015, combines Electron Device Group’s (“EDG”) core engineered solutions, power grid and microwave tube business with new RF and power technologies. As a manufacturer and authorized distributor, PMT’s strategy is to provide specialized technical expertise and engineered solutions based on our core engineering and manufacturing capabilities. We provide solutions and add value through design-in support, systems integration, prototype design and manufacturing, testing, logistics, and aftermarket technical service and repair—all through our existing global infrastructure. PMT’s focus is on products for power, RF and microwave applications for customers in alternative energy, aviation, broadcast, communications, industrial, marine, medical, military, scientific, and semiconductor markets. PMT focuses on various applications including broadcast transmission, CO2 laser cutting, diagnostic imaging, dielectric and induction heating, high energy transfer, high voltage switching, plasma, power conversion, radar, and radiation oncology. PMT also offers its customers technical services for both microwave and industrial equipment.

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

The CEO evaluates performance and allocates resources primarily based on the gross profit of each segment.

Operating results by segment are summarized in the following table (in thousands):

	Three Months Ended		Six Months Ended
	November 28, 2015	November 29, 2014	November 28, 2015	November 29, 2014
PMT
Net Sales	$25,162	$26,787	$52,357	$54,225
Gross Profit	7,515	8,537	15,653	17,223
Canvys
Net Sales	$5,902	$5,906	$12,583	$11,874
Gross Profit	1,526	1,653	3,235	3,309
Healthcare
Net Sales	$3,022	$1,148	$6,217	$2,441
Gross Profit	1,394	272	2,809	588

Geographic net sales information is primarily grouped by customer destination into five areas: North America; Asia/Pacific; Europe; Latin America; and Other.

Net sales and gross profit by geographic region are summarized in the following table (in thousands):

	Three Months Ended		Six Months Ended
	November 28, 2015	November 29, 2014	November 28, 2015	November 29, 2014
Net Sales
North America	$15,032	$13,769	$32,824	$28,468
Asia/Pacific	5,832	5,918	11,964	12,424
Europe	11,765	12,082	23,123	23,131
Latin America	1,455	2,207	3,062	4,528
Other (1)	2	(135)	184	(11)
Total	$34,086	$33,841	$71,157	$68,540
Gross Profit
North America	$5,138	$4,847	$11,337	$10,030
Asia/Pacific	1,859	1,994	3,815	4,113
Europe	3,514	4,028	6,855	7,747
Latin America	549	811	1,174	1,689
Other (1)	(625)	(1,218)	(1,484)	(2,459)
Total	$10,435	$10,462	$21,697	$21,120

__________________

(1)	Other includes primarily net sales not allocated to a specific geographical region, unabsorbed value-add costs, and other unallocated expenses.

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

As of November 28, 2015, we held investments that are required to be measured at fair value on a recurring basis. Our investments consist of time deposits and CDs, where face value is equal to fair value, and equity securities of publicly traded companies for which market prices are readily available.

Investments measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of November 28, 2015, and May 30, 2015, were as follows (in thousands):

Level 1
November 28, 2015
Time deposits/CDs	$11,052
Equity securities	564
Total	$11,616
May 30, 2015
Time deposits/CDs	$34,665
Equity securities	576
Total	$35,241

14.  Related Party Transaction

On June 15, 2015, the Company entered into a lease agreement for the IMES facility with LDL, LLC. The Executive Vice President of IMES, Lee A. McIntyre III, has an ownership interest in LDL, LLC.  The lease agreement provides for monthly payments over five years with total future minimum lease payments of $0.7 million.  Rental expense related to this lease amounted to $0.1 million for the six months ended November 28, 2015.  The Company shall be entitled to extend the term of the lease for a period of an additional five years by notifying the landlord in writing of its intention to do so within six months of the expiration of the initial term.

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

INTRODUCTION

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to assist the reader in better understanding our business, results of operations, financial condition, changes in financial condition, critical accounting policies and estimates, and significant developments. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes appearing elsewhere in this filing. This section is organized as follows:

•	Business Overview- a brief synopsis of our Company for the periods ended November 28, 2015, and November 29, 2014.
•	Results of Operations – an analysis and comparison of our consolidated results of operations for the three and six month periods ended November 28, 2015, and November 29, 2014, as reflected in our consolidated statements of comprehensive loss.
•	Liquidity, Financial Position, and Capital Resources – a discussion of our primary sources and uses of cash for the three and six month periods ended November 28, 2015, and November 29, 2014, and a discussion of changes in our financial position.

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

On June 15, 2015, Richardson Electronics, Ltd (“the Company”), acquired certain assets of International Medical Equipment and Services, Inc. (“IMES”), for a purchase price of $12.2 million. This includes the purchase of inventory, receivables, fixed assets, and certain other assets of the Company. The Company did not acquire any liabilities of IMES. The total consideration paid excludes transaction costs and is subject to post close adjustments.

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

We have three operating segments which we define as follows:

Power and Microwave Technologies Group (“PMT”), launched in July 2015, combines Electron Device Group’s (“EDG”) core engineered solutions, power grid and microwave tube business with new RF and power technologies. As a manufacturer and authorized distributor, PMT’s strategy is to provide specialized technical expertise and engineered solutions based on our core engineering and manufacturing capabilities. We provide solutions and add value through design-in support, systems integration, prototype design and manufacturing, testing, logistics, and aftermarket technical service and repair—all through our existing global infrastructure. PMT’s focus is on products for power, RF and microwave applications for customers in alternative energy, aviation, broadcast, communications, industrial, marine, medical, military, scientific, and semiconductor markets. PMT focuses on various applications including broadcast transmission, CO2 laser cutting, diagnostic imaging, dielectric and induction heating, high energy transfer, high voltage switching, plasma, power conversion, radar, and radiation oncology. PMT also offers its customers technical services for both microwave and industrial equipment.

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

We currently have operations in North America, Asia/Pacific, Europe, and Latin America.

RESULTS OF OPERATIONS

Financial Summary – Three Months Ended November 28, 2015

•	Net sales for the second quarter of fiscal 2016 were $34.1 million, an increase of 0.7%, compared to net sales of $33.8 million during the second quarter of fiscal 2015.
•	Gross margin decreased to 30.6% during the second quarter of fiscal 2016, compared to 30.9% during the second quarter of fiscal 2015.
•	Selling, general, and administrative expenses increased to $13.2 million, or 38.7% of net sales, for the second quarter of fiscal 2016, compared to $12.6 million, or 37.3% of net sales, for the second quarter of fiscal 2015.

•	Operating loss during the second quarter of fiscal 2016 was $2.5 million, compared to an operating loss of $2.2 million during the second quarter of fiscal 2015.

•	Net loss during the second quarter of fiscal 2016 was $2.3 million, compared to net loss of $1.1 million, during the second quarter of fiscal 2015.

Financial Summary – Six Months Ended November 28, 2015

•	Net sales for the first six months of fiscal 2016 were $71.2 million, an increase of 3.8%, compared to net sales of $68.5 million during the first six months of fiscal 2015.
•	Gross margin decreased to 30.5% during the first six months of fiscal 2016, compared to 30.8% during the first six months of fiscal 2015.
•	Selling, general, and administrative expenses increased to $25.5 million, or 35.8% of net sales, for the first six months of fiscal 2016, compared to $23.8 million, or 34.7% of net sales, for the first six months of fiscal 2015.

•	Operating loss during the first six months of fiscal 2016 was $3.5 million, compared to an operating loss of $2.7 million during the first six months of fiscal 2015.

•	Net loss during the first six months of fiscal 2016 was $3.7 million, compared to net loss of $1.1 million, during the first six months of fiscal 2015.

Net Sales and Gross Profit Analysis

Net sales by segment and percent change for the second quarter and first six months of fiscal 2016 and 2015 were as follows (in thousands):

Net Sales	Three Months Ended		FY16 vs. FY15
	November 28, 2015	November 29, 2014	% Change
PMT	$25,162	$26,787	-6.1%
Canvys	5,902	5,906	-0.1%
Healthcare	3,022	1,148	163.2%
Total	$34,086	$33,841	0.7%

	Six Months Ended		FY16 vs. FY15
	November 28, 2015	November 29, 2014	% Change
PMT	$52,357	$54,225	-3.4%
Canvys	12,583	11,874	6.0%
Healthcare	6,217	2,441	154.7%
Total	$71,157	$68,540	3.8%

During the second quarter of fiscal 2016 consolidated net sales increased 0.7% compared to the second quarter of fiscal 2015. Sales for PMT declined 6.1%, sales for Canvys were flat, and sales for Healthcare increased 163.2%, which was primarily due to the acquisition of IMES.

During the first six months of fiscal 2016 consolidated net sales increased 3.8% compared to the first six months of fiscal 2015. Sales for PMT declined 3.4%, sales for Canvys increased 6%, and sales for Healthcare increased 154.7%, which was primarily due to the acquisition of IMES.

Gross profit by segment and percent change for the second quarter and first six months of fiscal 2016 and 2015 were as follows (in thousands):

Gross Profit	Three Months Ended
	November 28, 2015	% of Net Sales	November 29, 2014	% of Net Sales
PMT	$7,515	29.9%	$8,537	31.9%
Canvys	1,526	25.9%	1,653	28.0%
Healthcare	1,394	46.1%	272	23.7%
Total	$10,435	30.6%	$10,462	30.9%

	Six Months Ended
	November 28, 2015	% of Net Sales	November 29, 2014	% of Net Sales
PMT	$15,653	29.9%	$17,223	31.8%
Canvys	3,235	25.7%	3,309	27.9%
Healthcare	2,809	45.2%	588	24.1%
Total	$21,697	30.5%	$21,120	30.8%

Gross profit reflects the distribution and manufacturing product margin less manufacturing variances, inventory obsolescence charges, customer returns, scrap and cycle count adjustments, engineering costs, unabsorbed manufacturing labor and overhead, and other provisions.

Consolidated gross profit was $10.4 million during the second quarter of fiscal 2016, compared to $10.5 million during the second quarter of fiscal 2015. Consolidated gross margin as a percentage of net sales decreased to 30.6% during the second quarter of fiscal 2016, from 30.9% during the second quarter of fiscal 2015, primarily due to shifts in product and geographic mix and foreign exchange fluctuations which were offset by higher margins and sales of IMES products.

Consolidated gross profit was $21.7 million during the first six months of fiscal 2016, compared to $21.1 million during the first six months of fiscal 2015. Consolidated gross margin as a percentage of net sales decreased to 30.5% during the first six months of fiscal 2016, from 30.8% during the first six months of fiscal 2015, primarily due to shifts in product and geographic mix and foreign exchange fluctuations which were offset by higher margins and sales of IMES products.

Power and Microwave Technologies Group

PMT net sales decreased 6.1% to $25.2 million during the second quarter of fiscal 2016, from $26.8 million during the second quarter of fiscal 2015.  Sales of power conversion and RF and microwave components increased offset by a decline in the aviation and broadcast markets along with specialty products manufactured in LaFox and sold primarily into the semiconductor capital equipment market. Gross margin as a percentage of net sales decreased to 29.9% during the second quarter of fiscal 2016, as compared to 31.9% during the second quarter of fiscal 2015, due to an increase in unabsorbed labor and overhead costs in our LaFox manufacturing facility along with a shift in product mix and currency fluctuations.

PMT net sales decreased 3.4% to $52.4 million during the first six months of fiscal 2016, from $54.2 million during the first six months of fiscal 2015.  Sales of power conversion and RF and microwave components increased offset by a decline in the aviation and broadcast markets.  Gross margin as a percentage of net sales decreased to 29.9% during the first six months of fiscal 2016, as compared to 31.8% during the first six months of fiscal 2015, due to an increase in unabsorbed labor and overhead costs in our LaFox manufacturing facility along with a shift in product mix and currency fluctuations.

Canvys

Canvys net sales during the second quarter of fiscal 2016 were flat compared to the second quarter of fiscal 2015 at $5.9 million.  Gross margin as a percentage of net sales decreased to 25.9% during the second quarter of fiscal 2016 as compared to 28.0% during the second quarter of fiscal 2015, due to continued price pressure and currency fluctuations.

Canvys net sales increased 6.0% to $12.6 million during the first six months of fiscal 2016, from $11.9 million during the first six months of fiscal 2015.  Sales in our North America and Europe markets both increased due to an increased overall demand from our key customers, which had been delaying new program startups in the prior year. Gross margin as a percentage of net sales decreased to 25.7% during the first six months of fiscal 2016 as compared to 27.9% during the first six months of fiscal 2015, due to continued price pressure and currency fluctuations.

Healthcare

Healthcare net sales increased 163.2% to $3.0 million during the second quarter of fiscal 2016, from $1.1 million during the second quarter of fiscal 2015. Sales increased primarily from the acquisition of IMES. Gross margin as a percentage of net sales increased to 46.1% during the second quarter of fiscal 2016 as compared to 23.7% during the second quarter of fiscal 2015 due to product mix. The IMES products carry significantly higher margins than the PACS display sales.

Healthcare net sales increased 154.7% to $6.2 million during the first six months of fiscal 2016, from $2.4 million during the first six months of fiscal 2015. Sales increased primarily from the acquisition of IMES, while sales also increased in the PACS display market. Gross margin as a percentage of net sales increased to 45.2% during the first six months of fiscal 2016 as compared to 24.1% during the first six months of fiscal 2015 due to product mix. The IMES products carry significantly higher margins than the PACS display sales.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses (“SG&A”) increased to $13.2 million during the second quarter of fiscal 2016 from $12.6 million during the second quarter of fiscal 2015. The increase in SG&A was due to $1.4 million of expenses related to the IMES and additional investments in our Richardson Healthcare to support its growth objectives partially offset by reductions of $0.5 million in our support functions and $0.3 million in PMT.

Selling, general, and administrative expenses (“SG&A”) increased to $25.5 million during the first six months of fiscal 2016 from $23.8 million during the first six months of fiscal 2015. The increase in SG&A was due to $2.5 million of expenses related to the IMES and additional investments in our Richardson Healthcare to support its growth objectives partially offset by reductions in our support functions of $0.5 million, PMT of $0.1 million, and Canvys of $0.2 million.

Other Income/Expense

Other income/expense was $0.5 million of income during the second quarter of fiscal 2016, compared to income of $0.2 million during the second quarter of fiscal 2015. Other income/expense during the second quarter of fiscal 2016 included $0.1 million of investment and interest income, $0.3 million of foreign exchange gains, and $0.1 million of other income. Other income/expense during the second quarter of fiscal 2015 included $0.2 million of investment and interest income. Our foreign exchange gains and losses are primarily due to the translation of U.S. dollars held in non-U.S. entities. We currently do not utilize derivative instruments to manage our exposure to foreign currency.

Other income/expense was $0.5 million of income during the first six months of fiscal 2016 and fiscal 2015. Other income/expense during the first six months of fiscal 2016 included $0.3 million of investment and interest income and $0.2 million of foreign exchange gains. Other income/expense during the first six months of fiscal 2015 included $0.5 million of investment and interest income. Our foreign exchange gains and losses are primarily due to the translation of U.S. dollars held in non-U.S. entities. We currently do not utilize derivative instruments to manage our exposure to foreign currency.

Income Tax Provision

The effective income tax rate during the first six months of fiscal 2016 was a tax provision of (20.6%), as compared to a tax benefit of 43.1% during the first six months of fiscal 2015. The difference in rate during the first six months of fiscal 2016, as compared to the first six months of fiscal 2015, is primarily driven by the impact of recording a valuation allowance against all of our U.S. state and federal net deferred tax assets, changes in our geographical distribution of income (loss), and our recording of uncertain tax positions with respect to ASC 740-30, Income Taxes - Other Considerations or Special Areas (“ASC 740-30”). The (20.6%) effective income tax rate differs from the federal statutory rate of 34.0% because of the recording of a valuation allowance against all of our U.S. state and federal net deferred tax asset, our geographical distribution of income (loss), and the settlement of an income tax audit in Germany.

In the normal course of business, we are subject to examination by taxing authorities throughout the world. Generally, years prior to fiscal 2011 are closed for examination under the statute of limitation for U.S. federal, U.S. state and local, or non-U.S. tax jurisdictions. We are currently under examination in Thailand (fiscal 2008 through 2011). Our primary foreign tax jurisdictions are Germany and the Netherlands. After the closure of the Germany tax audit for fiscal years 2009 through 2011, resulting in a tax liability of $0.3 million recorded during the first half of fiscal year 2016, we have tax years open in Germany beginning in fiscal 2012 and the Netherlands beginning in fiscal 2010.

Net Loss and Per Share Data

Net loss during the second quarter of fiscal 2016 was $2.3 million, or ($0.18) per diluted common share and ($0.16) per Class B diluted common share, as compared to net loss of $1.1 million during the second quarter of fiscal 2015, or ($0.07) per diluted common share and ($0.06) per Class B diluted common share.

Net loss during the first six months of fiscal 2016 was $3.7 million, or ($0.28) per diluted common share and ($0.25) per Class B diluted common share, as compared to net loss of $1.1 million during the first six months of fiscal 2015, or ($0.08) per diluted common share and ($0.07) per Class B diluted common share.

LIQUIDITY, FINANCIAL POSITION, AND CAPITAL RESOURCES

Our growth and cash needs have been primarily financed through income from operations and cash on hand. Cash and cash equivalents for the second quarter ended November 28, 2015, were $67.9 million. In addition, CDs and time deposits classified as short-term investments were $3.7 million and long-term investments were $7.9 million, including equity securities of $0.6 million. Cash and investments at November 28, 2015, consisted of $22.8 million in North America, $15.0 million in Europe, $0.9 million in Latin America, and $40.8 million in Asia/Pacific. As of May 30, 2015, cash and cash equivalents were $74.5 million. In addition, CDs and time deposits classified as short-term investments were $23.7 million and long-term investments were $11.5 million, including equity securities of $0.6 million. Cash and investments as of May 30, 2015, consisted of $51.1 million in North America, $16.6 million in Europe, $0.7 million in Latin America, and $41.3 million in Asia/Pacific.

Cash Flows from Operating Activities

The cash used in operating activities primarily resulted from our net loss, adjusted for non-cash items, and changes in our operating assets and liabilities.

Operating activities used $8.8 million of cash during the first six months of fiscal 2016. We had net loss of $3.7 million during the first six months of fiscal 2016, which included non-cash stock-based compensation expense of $0.3 million associated with the issuance of stock option awards and depreciation and amortization expense of $1.3 million associated with our property and equipment as well as amortization of our intangible assets. Changes in our operating assets and liabilities, net of effects of acquired businesses, was a use of cash of $6.7 million during the first six months of fiscal 2016, due primarily to the increase in inventories of $3.5 million, the decrease in our accounts payable of $2.0 million, and the decrease in accrued liabilities of $1.2 million.

Operating activities used $2.3 million of cash during the first six months of fiscal 2015. We had a net loss of $1.1 million during the first six months of fiscal 2015, which included non-cash stock-based compensation expense of $0.4 million associated with the issuance of stock option awards and depreciation and amortization expense of $0.8 million associated with our property and equipment as well as amortization of our intangible assets. Changes in our operating assets and liabilities, net of effects of acquired businesses, used $2.2 million of cash during the first six months of fiscal 2015, due primarily to the increase in our inventory of $4.3 million, an increase in our prepaid expenses and other assets of $0.9 million, partially offset by a decrease in our income tax receivable of $2.9 million and by an increase in our accounts payable of $1.5 million. The increase in our inventory of $4.3 million was due to increased purchases to support some of our future growth initiatives.  The increase in our payables of $1.5 million relates primarily to timing of payments to some of our major suppliers.  Our accounts receivable balance was a small use of cash of $0.3 million caused by shifts in our customer mix by geography.

Cash Flows from Investing Activities

The cash flow from investing activities has consisted primarily of purchases and maturities of investments, capital expenditures, and any business acquisition activity.

Cash provided by investing activities of $9.9 million during the first six months of fiscal 2016, included proceeds from the maturities of investments of $25.6 million and proceeds from the sale of our building in Spain of $0.4 million, offset by the acquisition of IMES of $12.2 million, purchases of investments of $2.1 million, and $1.8 million in capital expenditures. Capital expenditures of $0.8 million relates primarily to our Healthcare growth initiatives.

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

Cash used in financing activities of $6.5 million during the first six months of fiscal 2016, resulted from $5.0 million of cash used to repurchase common stock under our share repurchase authorization and $1.6 million of cash used to pay dividends, offset by $0.1 million of proceeds from the issuance of common stock.

Cash used in financing activities of $4.0 million during the first six months of fiscal 2015 resulted from $2.6 million of cash used to repurchase common stock under our share repurchase authorization and $1.6 million of cash used to pay dividends, offset by $0.3 million of proceeds from the issuance of common stock.

Dividend payments for the first six months of fiscal 2016 were approximately $1.6 million. All future payments of dividends are at the discretion of the Board of Directors. Dividend payments will depend on earnings, capital requirements, operating conditions, and such other factors that the Board may deem relevant.

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

(a)	Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of November 28, 2015.

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

(b)	Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the second quarter of fiscal 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period Ended	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Amount of Shares Purchased Under the Plans or Programs	Amount Remaining Under the Share Repurchase Authorization
30-May-15					$14,625,569
29-Aug-15	567,213	$5.83	567,213	$3,307,543	$11,318,026
26-Sept-15	172,519	$5.93	172,519	$1,023,272	$10,294,754
24-Oct-15	115,132	$5.94	115,132	$683,901	$9,610,853
TOTAL	854,864	$5.87	854,864	$5,014,716

ITEM 5.	OTHER INFORMATION

Amended and restated by-laws of the Company

On January 5, 2016, the board of directors amended and restated article IV, of the Company’s by-laws. The first amendment is the addition of a chief operating officer in article IV, section 1. The second amendment was a change to article IV, section 4, removing the chief operating officer responsibilities from the Company’s president. The third amendment included adding the duties and responsibilities of the Company’s chief operating officer in article IV, section 6. The amended and restated by-laws are furnished as Exhibit 3.2 to this Form 10-Q and incorporated by reference herein.

Results of Operation and Financial Condition and Declaration of Dividend

On January 6, 2016, we issued a press release reporting results for our second quarter ended November 28, 2015, and the declaration of a cash dividend. A copy of the press release is furnished as Exhibit 99.1 to this Form 10-Q and incorporated by reference herein.

ITEM 6.	EXHIBITS

See exhibit index which is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RICHARDSON ELECTRONICS, LTD.

Date: January 7, 2016	By:	/s/	Robert J. Ben
Robert J. Ben Chief Financial Officer (on behalf of the Registrant and as Principal Financial Officer)

Exhibit Index

(c)	EXHIBITS
Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to Annex III of the Proxy Statement dated August 21, 2015.
3.2	Amended and Restated By-Laws of the Company, approved by the Company’s board of directors on January 5, 2016.
31.1	Certification of Edward J. Richardson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed pursuant to Part I).
31.2	Certification of Robert J. Ben pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed pursuant to Part I).
32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed pursuant to Part I).
99.1	Press release, dated January 6, 2016.
101	The following financial information from our Quarterly Report on Form 10-Q for the second quarter of fiscal 2016, filed with the SEC on January 7, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets as of November 28, 2015, and May 30, 2015, (ii) the Unaudited Consolidated Statements of Comprehensive Income for the three months ended November 28, 2015, and November 29, 2014, (iii) the Unaudited Consolidated Statements of Cash Flows for the three months ended November 28, 2015, and November 29, 2014, (iv) the Unaudited Consolidated Statement of Stockholder’s Equity as of November 28, 2015, and (v) Notes to Unaudited Consolidated Financial Statements.

