Form 10-Q
period 2016-02-27
RICHARDSON ELECTRONICS LTD/DE
filed 2016-04-07
CIK 355948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 27, 2016

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

As of April 4, 2016, there were outstanding 10,702,932 shares of Common Stock, $0.05 par value and 2,140,631 shares of Class B Common Stock, $0.05 par value, which are convertible into Common Stock of the registrant on a share for share basis.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Richardson Electronics, Ltd.

Consolidated Balance Sheets

(in thousands, except per share amounts)

	Unaudited	Audited
	February 27, 2016	May 30, 2015
Assets
Current assets:
Cash and cash equivalents	$60,205	$74,535
Accounts receivable, less allowance of $362 and $283	20,881	20,753
Inventories, net	45,533	38,769
Prepaid expenses and other assets	2,143	1,696
Deferred income taxes	792	804
Income tax receivable	78	929
Investments - current	3,537	23,692
Total current assets	133,169	161,178
Non-current assets:
Property, plant and equipment, net	11,624	10,081
Goodwill	6,332	—
Intangible assets, net	3,897	743
Non-current deferred income taxes	1,198	1,443
Investments - non-current	7,772	11,549
Total non-current assets	30,823	23,816
Total assets	$163,992	$184,994
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	12,732	15,768
Accrued liabilities	8,053	10,144
Total current liabilities	20,785	25,912
Non-current liabilities:
Non-current deferred income tax liabilities	1,170	1,209
Other non-current liabilities	831	1,221
Total non-current liabilities	2,001	2,430
Total liabilities	22,786	28,342
Stockholders’ equity
Common stock, $0.05 par value; issued 10,703 shares at February 27, 2016, and 11,530 shares at May 30, 2015	535	577
Class B common stock, convertible, $0.05 par value; issued and outstanding 2,141 shares at February 27, 2016, and at May 30, 2015	107	107
Preferred stock, $1.00 par value, no shares issued	—	—
Additional paid-in-capital	58,775	63,252
Common stock in treasury, at cost, no shares at February 27, 2016, and at May 30, 2015	—	—
Retained earnings	80,205	89,141
Accumulated other comprehensive income	1,584	3,575
Total stockholders’ equity	141,206	156,652
Total liabilities and stockholders’ equity	$163,992	$184,994

Richardson Electronics, Ltd.

Unaudited Consolidated Statements of Comprehensive Loss

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	February 27, 2016	February 28, 2015	February 27, 2016	February 28, 2015
Statements of Comprehensive Loss
Net sales	$31,291	$33,471	$102,448	$102,011
Cost of sales	21,541	23,671	71,001	71,091
Gross profit	9,750	9,800	31,447	30,920
Selling, general, and administrative expenses	12,471	12,563	37,938	36,366
Gain on disposal of assets	—	(14)	(244)	(5)
Operating loss	(2,721)	(2,749)	(6,247)	(5,441)
Other (income) expense:
Investment/interest income	(131)	(239)	(433)	(744)
Foreign exchange (gain) loss	265	(275)	108	(285)
Other, net	(40)	(6)	(53)	(22)
Total other (income) expense	94	(520)	(378)	(1,051)
Loss from continuing operations before income taxes	(2,815)	(2,229)	(5,869)	(4,390)
Income tax provision (benefit)	111	(31)	742	(965)
Loss from continuing operations	(2,926)	(2,198)	(6,611)	(3,425)
Income from discontinued operations, net of tax	—	—	—	87
Net loss	(2,926)	(2,198)	(6,611)	(3,338)
Foreign currency translation gain (loss), net of tax	240	(2,188)	(1,912)	(6,149)
Fair value adjustments on investments gain (loss)	(47)	5	(79)	30
Comprehensive loss	$(2,733)	$(4,381)	$(8,602)	$(9,457)
Net income (loss) per Common share - Basic:
Loss from continuing operations	$(0.23)	$(0.16)	$(0.51)	$(0.25)
Income from discontinued operations	—	—	—	0.01
Total loss per Common share - Basic:	$(0.23)	$(0.16)	$(0.51)	$(0.24)
Net income (loss) per Class B common share - Basic:
Loss from continuing operations	$(0.21)	$(0.15)	$(0.46)	$(0.22)
Income from discontinued operations	—	—	—	0.01
Total loss per Class B common share - Basic:	$(0.21)	$(0.15)	$(0.46)	$(0.21)
Net income (loss) per Common share - Diluted:
Loss from continuing operations	$(0.23)	$(0.16)	$(0.51)	$(0.25)
Income from discontinued operations	—	—	—	0.01
Total loss per Common share - Diluted:	$(0.23)	$(0.16)	$(0.51)	$(0.24)
Net income (loss) per Class B common share - Diluted:
Loss from continuing operations	$(0.21)	$(0.15)	$(0.46)	$(0.22)
Income from discontinued operations	—	—	—	0.01
Total loss per Class B common share - Diluted:	$(0.21)	$(0.15)	$(0.46)	$(0.21)
Weighted average number of shares:
Common shares - Basic	10,701	11,604	10,976	11,733
Class B common shares - Basic	2,141	2,141	2,141	2,154
Common shares - Diluted	12,842	13,745	13,117	13,887
Class B common shares - Diluted	2,141	2,141	2,141	2,154
Dividends per common share	$0.060	$0.060	$0.180	$0.180
Dividends per Class B common share	$0.054	$0.054	$0.162	$0.162

Richardson Electronics, Ltd.

Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended		Nine Months Ended
	February 27, 2016	February 28, 2015	February 27, 2016	February 28, 2015
Operating activities:
Net loss	$(2,926)	$(2,198)	$(6,611)	$(3,338)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	583	418	1,865	1,227
Loss (gain) on sale of investments	21	(6)	2	(15)
Gain on disposal of assets	—	(4)	(244)	(30)
Share-based compensation expense	119	143	434	529
Deferred income taxes	(82)	(498)	173	(665)
Change in assets and liabilities, net of effect of acquired business:
Accounts receivable	282	(2,361)	311	(2,655)
Income tax receivable	187	—	851	2,888
Inventories, net	(2,164)	(105)	(5,636)	(4,366)
Prepaid expenses and other assets	1	176	(443)	(727)
Accounts payable	(986)	(1,878)	(2,976)	(389)
Accrued liabilities	(871)	632	(2,071)	(469)
Long-term liabilities-accrued pension	—	—	(465)	—
Other	125	(25)	256	(32)
Net cash used in operating activities	(5,711)	(5,706)	(14,554)	(8,042)
Investing activities:
Cash consideration paid for acquired business	—	—	(12,209)	—
Capital expenditures	(1,267)	(1,314)	(3,043)	(3,250)
Proceeds from sales of assets	—	—	402	—
Proceeds from maturity of investments	—	750	25,584	31,957
Purchases of investments	—	(750)	(2,151)	(34,093)
Proceeds from sales of available-for-sale securities	106	112	250	186
Purchases of available-for-sale securities	(106)	(112)	(250)	(186)
Other	(49)	(98)	(17)	(128)
Net cash provided by (used in) investing activities	(1,316)	(1,412)	8,566	(5,514)
Financing activities:
Repurchase of common stock	—	(1,305)	(5,015)	(3,945)
Proceeds from issuance of common stock	21	13	142	301
Cash dividends paid	(758)	(808)	(2,321)	(2,453)
Other	—	2	(4)	—
Net cash used in financing activities	(737)	(2,098)	(7,198)	(6,097)
Effect of exchange rate changes on cash and cash equivalents	106	(2,272)	(1,144)	(4,701)
Decrease in cash and cash equivalents	(7,658)	(11,488)	(14,330)	(24,354)
Cash and cash equivalents at beginning of period	67,863	89,886	74,535	102,752
Cash and cash equivalents at end of period	$60,205	$78,398	$60,205	$78,398

Richardson Electronics, Ltd.

Consolidated Statement of Stockholders’ Equity

(in thousands)

	Common	Class B Common	Par Value	Additional Paid In Capital	Common Stock in Treasury	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance May 30, 2015:	11,530	2,141	$684	$63,252	$—	$89,141	$3,575	$156,652
Comprehensive loss
Net loss	—	—	—	—	—	(6,611)	—	(6,611)
Foreign currency translation	—	—	—	—	—	—	(1,912)	(1,912)
Fair value adjustments on investments	—	—	—	—	—	—	(79)	(79)
Share-based compensation:
Stock options	—	—	—	434	—	—	—	434
Common stock:
Options exercised	28	—	1	141	—	—	—	142
Repurchase of common stock	—	—	—	—	(5,015)	—	—	(5,015)
Cancellation of treasury stock	(855)	—	(43)	(4,972)	5,015	—	—	—
Other	—	—	—	(80)	—	(4)	—	(84)
Dividends paid to:
Common ($0.18 per share)	—	—	—	—	—	(1,973)	—	(1,973)
Class B ($0.162 per share)	—	—	—	—	—	(348)	—	(348)
Balance February 27, 2016:	10,703	2,141	$642	$58,775	$—	$80,205	$1,584	$141,206

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

Our fiscal quarter ends on the Saturday nearest the end of the quarter-ending month. The first nine months of fiscal 2016 and 2015 contained 39 weeks, respectively.

In the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results of interim periods have been made. All inter-company transactions and balances have been eliminated. The unaudited consolidated financial statements presented herein include the accounts of our wholly owned subsidiaries. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The results of our operations for the three and nine months ended February 27, 2016, are not necessarily indicative of the results that may be expected for the fiscal year ending May 28, 2016.

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

3.  CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Inventories: Our consolidated inventories are stated at the lower of cost or market, generally using a weighted-average cost method. Our inventories include approximately $39.4 million of finished goods and $6.1 million of raw materials and work-in-progress as of February 27, 2016, as compared to approximately $33.7 million of finished goods and $5.1 million of raw materials and work-in-progress as of May 30, 2015.

At this time, we do not anticipate any material risks or uncertainties related to possible future inventory write-downs. Provisions for obsolete or slow moving inventories are recorded based upon regular analysis of stock rotation privileges, obsolescence, the exiting of certain markets, and assumptions about future demand and market conditions. If future demand, changes in the industry, or market conditions differ from management’s estimates, additional provisions may be necessary. The inventory reserve as of February 27, 2016, was $3.2 million compared to $3.0 million as of May 30, 2015.

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

Intangible Assets: Intangible assets are initially recorded at their fair market values determined on quoted market prices in active markets, if available, or recognized valuation models. Intangible assets that have finite useful lives are amortized on a straight-line basis over their useful lives and are tested for impairment when events or changes in circumstances occur that indicate possible impairment.

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

The consideration paid by the Company to IMES at closing was $12.2 million in cash. The following table summarizes the preliminary fair values of the assets acquired at the date of the closing of the acquisition (in thousands):

Accounts receivable	$737
Inventories	1,420
Property, plant and equipment	230
Goodwill	6,332
Other intangibles	3,490
Net assets acquired	$12,209

Intangible assets include trade names with an estimated life of 3 years for $0.6 million, customer relationships with an estimated life of 20 years for $2.5 million, non-compete agreements with an estimated life of 5 years for $0.2 million, and technology with an estimated life of 10 years for $0.2 million.

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

In connection with the acquisition of IMES, the Company also entered into an Employment, Non-Disclosure, and Non-Compete Agreement (“Employment Agreement”) with Lee A. McIntyre III as the Company’s Executive Vice President, IMES. During the term of his employment, Mr. McIntyre will earn an annual base salary of $300,000. In addition to his base salary, he will be entitled to an annual bonus equal to 20% of the EBITDA of IMES provided that the EBITDA of the business is at least $2.0 million inclusive of the bonus payment. The annual bonus payment will terminate after five years.

The following unaudited pro forma information represents the Company’s results of operations as if the acquisitions had occurred as of June 1, 2014:

	Three and nine months ended February 28, 2015
$ in thousands, except per share amounts	3rd Qtr	YTD
Net sales	$35,739	$108,413
Net loss	$(1,851)	$(1,827)
Earnings per share:
Common shares - Basic	$(0.14)	$(0.13)
Class B common shares - Basic	$(0.12)	$(0.12)
Common shares - Diluted	$(0.14)	$(0.13)
Class B common shares - Diluted	$(0.12)	$(0.12)

The pro forma results have been prepared for informational purposes only and include adjustments to amortize acquired intangible assets with finite life and reflect foregone interest income on cash paid for the acquisitions. These pro forma results do not purport to be indicative of the results of operations that would have occurred had the purchases been made as of the beginning of the periods presented or of the results of operations that may occur in the future. The financial results for the three and nine months ended February 27, 2016, include the financial results for IMES from June 15, 2015, through February 27, 2016. The financial transactions for IMES from May 31, 2015, through June 14, 2015, were deemed immaterial for illustrating pro forma financial statements.

5.  GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying value of goodwill are as follows (in thousands):

Goodwill
Balance at May 30, 2015	$—
Premium paid for IMES acquisition	6,332
Balance at February 27, 2016	$6,332

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

Intangible assets are initially recorded at their fair market values determined on quoted market prices in active markets, if available, or recognized valuation models. Intangible assets that have finite useful lives are amortized on a straight-line basis over their useful lives and are tested for impairment when events or changes in circumstances occur that indicate possible impairment.

Our intangible assets represent the fair value for trade name, customer relationships, non-compete agreements, and technology acquired in connection with our acquisitions. Intangible assets subject to amortization as well as amortization expense are as follows (in thousands):

	Intangible Assets Subject to Amortization as of
	February 27, 2016	May 30, 2015
Gross Amounts:
Trade Name	$659	$29
Customer Relationship	3,419	948
Non-compete Agreements	177	47
Technology	230	—
Total Gross Amounts	$4,485	$1,024
Accumulated Amortization:
Trade Name	$178	$29
Customer Relationship	347	221
Non-compete Agreements	47	31
Technology	16	—
Total Accumulated Amortization	$588	$281

Net Intangibles	$3,897	$743

The amortization expense associated with the intangible assets subject to amortization for the next five years is presented in the following table (in thousands):

Amortization Expense
Fiscal Year
Remaining 2016	$112
2017	439
2018	438
2019	226
2020	217
Thereafter	2,465
Total amortization expense	$3,897

The weighted average number of years of amortization expense remaining is 16.7 years.

6.  INVESTMENTS

As of February 27, 2016, we had approximately $10.8 million invested in time deposits and certificates of deposit (“CD”). Of these, $3.5 million mature in less than twelve months and $7.3 million mature in more than twelve months. The fair value of these investments is equal to the face value of each time deposit and CD.

As of May 30, 2015, we had approximately $34.7 million invested in time deposits and CD’s. Of this, $23.7 million mature in less than twelve months and $10.9 million mature in more than twelve months. The fair value of these investments is equal to the face value of each time deposit and CD.

We also have investments in equity securities, all of which are classified as available-for-sale and are carried at their fair value based on quoted market prices. Our investments, which are included in non-current assets, had a carrying amount of $0.5 million at February 27, 2016, and $0.6 million at May 30, 2015. Proceeds from the sale of securities were $0.1 million during the third quarter of fiscal 2016 and fiscal 2015. We reinvested proceeds from the sale of securities, and the cost of the equity securities sold was based on a specific identification method. Gross realized gains and losses on those sales were less than $0.1 million during the third quarter of fiscal 2016 and fiscal 2015. Net unrealized holding gains and losses of less than $0.1 million during the third quarter of fiscal 2016 and fiscal 2015, have been included in accumulated other comprehensive loss.

7.  WARRANTIES

We offer warranties for the limited number of specific products we manufacture. We also provide extended warranties for some products we sell that lengthen the period of coverage specified in the manufacturer’s original warranty. Our warranty terms generally range from one to three years.

We estimate the cost to perform under the warranty obligation and recognize this estimated cost at the time of the related product sale. We record expense related to our warranty obligations as cost of sales in our consolidated statements of comprehensive loss. Each quarter, we assess actual warranty costs incurred on a product-by-product basis and compare the warranty costs to our estimated warranty obligation. With respect to new products, estimates are based generally on knowledge of the products, the extended warranty period, and warranty experience.

Warranty reserves are established for costs that are expected to be incurred after the sale and delivery of products under warranty. Warranty reserves are included in accrued liabilities on our consolidated balance sheets. The warranty reserves are determined based on known product failures, historical experience, and other available evidence. Warranty reserves were approximately $0.2 million as of February 27, 2016, and as of May 30, 2015.

8.  LEASE OBLIGATIONS, OTHER COMMITMENTS, AND CONTINGENCIES

We lease certain warehouse and office facilities and office equipment under non-cancelable operating leases. Rent expense during the first nine months of fiscal 2016 and fiscal 2015 was $1.5 million and $1.3 million, respectively. Our future lease commitments for minimum rentals, including common area maintenance charges and property taxes during the next five years are as follows (in thousands):

Fiscal Year	Payments
Remaining 2016	$350
2017	1,566
2018	1,313
2019	1,269
2020	1,117
Thereafter	971

9.  INCOME TAXES

The effective income tax rate during the first nine months of fiscal 2016 was a tax provision of (12.7%), as compared to a tax benefit of 22.0%, during the first nine months of fiscal 2015. The difference in rate during the first nine months of fiscal 2016, as compared to the first nine months of fiscal 2015, is primarily driven by the impact of recording a valuation allowance against all of our U.S. state and federal net deferred tax assets, changes in our geographical distribution of income (loss), and our recording of uncertain tax positions with respect to ASC 740-30, Income Taxes - Other Considerations or Special Areas (“ASC 740-30”). The (12.7%), effective income tax rate differs from the federal statutory rate of 34.0%, because of the recording of a valuation allowance against all of our U.S. state and federal net deferred tax assets, our geographical distribution of income (loss), and the final settlement of an income tax audit in Germany.

In the normal course of business, we are subject to examination by taxing authorities throughout the world. Generally, years prior to fiscal year 2011 are closed for examination under the statute of limitation for U.S. federal, U.S. state and local, or non-U.S. tax jurisdictions. The Company is currently under income tax audit in Illinois. The audit is currently in the initial stages and no assessments have been issued. We are also currently under examination in Thailand (fiscal 2008 through 2011). The Company was contacted by the French tax authorities in February of 2016. The taxing authorities are auditing fiscal years ending 2013, 2014, and 2015. The tax audit has not officially commenced during Q3 of FY16 and as such no issues have yet been identified. Our primary foreign tax jurisdictions are Germany and the Netherlands. After the closure of the Germany tax audit for fiscal years 2009 through 2011, resulting in a tax liability of $357K ($31K recorded during the third quarter of fiscal year 2016), we have tax years open in Germany beginning in fiscal year 2012 and the Netherlands beginning in fiscal year 2010.

We have historically determined that certain undistributed earnings of our foreign subsidiaries, to the extent of cash available, will be repatriated to the U.S. Accordingly, we have provided a deferred tax liability totaling $5.0 million as of February 27, 2016, on foreign earnings of $37.3 million. In addition, as of February 27, 2016, approximately $35.8 million of cumulative positive earnings of some of our foreign subsidiaries are still considered permanently reinvested pursuant to ASC 740-30. Due to various tax attributes that are continuously changing, it is not practicable to determine what, if any, tax liability might exist if such earnings were to be repatriated.

As of February 27, 2016, our worldwide liability for uncertain tax positions related to continuing operations is $0.1 million excluding interest and penalties, as compared to no liabilities for uncertain tax positions as of February 28, 2015. We record penalties and interest relating to uncertain tax positions in the income tax expense line item within the unaudited consolidated statements of income and comprehensive income. It is not expected that there will be a change in the unrecognized tax benefits within the next 12 months.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant component of objective evidence evaluated was the cumulative income or loss incurred in each jurisdiction over the three-year period ended February 27, 2016. Such objective evidence limits the ability to consider other subjective evidence such as future income projections. We considered other positive evidence in determining the need for a valuation allowance in the U.S. including the repatriation of foreign earnings which we do not consider permanently reinvested in certain of our foreign subsidiaries. The weight of this positive evidence is not sufficient to outweigh other negative evidence in evaluating our need for a valuation allowance in the U.S. jurisdiction.

On the basis of this evaluation, as of February 27, 2016, a valuation allowance of $7.8 million has been established to record only the portion of the deferred tax asset that will more likely than not be realized. The valuation allowance relates to deferred tax assets in foreign jurisdictions where historical taxable losses have been incurred as well as valuation allowance for all U.S. federal and state net deferred tax assets considering the cumulative losses for the U.S. jurisdiction. Our valuation allowance increased $2.6 million for additional domestic federal and state net deferred tax assets generated through the third quarter of fiscal 2016 due to additional losses in the U.S. jurisdiction. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth.

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

The earnings per share (“EPS”) presented in our unaudited consolidated statements of comprehensive loss are based on the following amounts (in thousands, except per share amounts):

	Three Months Ended
	February 27, 2016		February 28, 2015
	Basic	Diluted	Basic	Diluted
Numerator for Basic and Diluted EPS:
Loss from continuing operations	$(2,926)	$(2,926)	$(2,198)	$(2,198)
Less dividends:
Common stock	642	642	691	691
Class B common stock	116	116	116	116
Undistributed losses	$(3,684)	$(3,684)	$(3,005)	$(3,005)
Common stock undistributed losses	$(3,122)	$(3,122)	$(2,577)	$(2,577)
Class B common stock undistributed losses	(562)	(562)	(428)	(428)
Total undistributed losses	$(3,684)	$(3,684)	$(3,005)	$(3,005)
Income from discontinued operations	$—	$—	$—	$—
Less dividends:
Common stock	642	642	691	691
Class B common stock	116	116	116	116
Undistributed losses	$(758)	$(758)	$(807)	$(807)
Common stock undistributed losses	$(642)	$(642)	$(692)	$(692)
Class B common stock undistributed losses	(116)	(116)	(115)	(115)
Total undistributed losses	$(758)	$(758)	$(807)	$(807)
Net loss	$(2,926)	$(2,926)	$(2,198)	$(2,198)
Less dividends:
Common stock	642	642	691	691
Class B common stock	116	116	116	116
Undistributed losses	$(3,684)	$(3,684)	$(3,005)	$(3,005)
Common stock undistributed losses	$(3,122)	$(3,122)	$(2,577)	$(2,577)
Class B common stock undistributed losses	(562)	(562)	(428)	(428)
Total undistributed losses	$(3,684)	$(3,684)	$(3,005)	$(3,005)
Denominator for Basic and Diluted EPS:
Common stock weighted average shares	10,701	10,701	11,604	11,604
Class B common stock weighted average shares, and shares under if-converted method for diluted EPS	2,141	2,141	2,141	2,141
Effect of dilutive stock options		—		—
Denominator for diluted EPS adjusted for weighted average shares and assumed conversions		12,842		13,745
Loss from continuing operations per share:
Common stock	$(0.23)	$(0.23)	$(0.16)	$(0.16)
Class B common stock	$(0.21)	$(0.21)	$(0.15)	$(0.15)
Income from discontinued operations per share:
Common stock	$—	$—	$—	$—
Class B common stock	$—	$—	$—	$—
Net loss per share:
Common stock	$(0.23)	$(0.23)	$(0.16)	$(0.16)
Class B common stock	$(0.21)	$(0.21)	$(0.15)	$(0.15)

Note: Common stock options that were anti-dilutive and not included in diluted earnings per common share for the third quarter of fiscal 2016 and fiscal 2015 were 1,019,939 and 886,064, respectively.

	Nine Months Ended
	February 27, 2016		February 28, 2015
	Basic	Diluted	Basic	Diluted
Numerator for Basic and Diluted EPS:
Loss from continuing operations	$(6,611)	$(6,611)	$(3,425)	$(3,425)
Less dividends:
Common stock	1,973	1,973	2,103	2,103
Class B common stock	348	348	350	350
Undistributed losses	$(8,932)	$(8,932)	$(5,878)	$(5,878)
Common stock undistributed losses	$(7,598)	$(7,598)	$(5,045)	$(5,045)
Class B common stock undistributed losses	(1,334)	(1,334)	(833)	(833)
Total undistributed losses	$(8,932)	$(8,932)	$(5,878)	$(5,878)
Income from discontinued operations	$—	$—	$87	$87
Less dividends:
Common stock	1,973	1,973	2,103	2,103
Class B common stock	348	348	350	350
Undistributed losses	$(2,321)	$(2,321)	$(2,366)	$(2,366)
Common stock undistributed losses	$(1,973)	$(1,973)	$(2,031)	$(2,031)
Class B common stock undistributed losses	(348)	(348)	(335)	(335)
Total undistributed losses	$(2,321)	$(2,321)	$(2,366)	$(2,366)
Net loss	$(6,611)	$(6,611)	$(3,338)	$(3,338)
Less dividends:
Common stock	1,973	1,973	2,103	2,103
Class B common stock	348	348	350	350
Undistributed losses	$(8,932)	$(8,932)	$(5,791)	$(5,791)
Common stock undistributed losses	$(7,598)	$(7,598)	$(4,970)	$(4,970)
Class B common stock undistributed losses	(1,334)	(1,334)	(821)	(821)
Total undistributed losses	$(8,932)	$(8,932)	$(5,791)	$(5,791)
Denominator for Basic and Diluted EPS:
Common stock weighted average shares	10,976	10,976	11,733	11,733
Class B common stock weighted average shares, and shares under if-converted method for diluted EPS	2,141	2,141	2,154	2,154
Effect of dilutive stock options		—		—
Denominator for diluted EPS adjusted for weighted average shares and assumed conversions		13,117		13,887
Loss from continuing operations per share:
Common stock	$(0.51)	$(0.51)	$(0.25)	$(0.25)
Class B common stock	$(0.46)	$(0.46)	$(0.22)	$(0.22)
Income from discontinued operations per share:
Common stock	$—	$—	$0.01	$0.01
Class B common stock	$—	$—	$0.01	$0.01
Net loss per share:
Common stock	$(0.51)	$(0.51)	$(0.24)	$(0.24)
Class B common stock	$(0.46)	$(0.46)	$(0.21)	$(0.21)

Note: Common stock options that were anti-dilutive and not included in diluted earnings per common share for the first nine months of fiscal 2016 and fiscal 2015 were 800,164 and 726,564, respectively.

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

The CEO evaluates performance and allocates resources primarily based on the gross profit of each segment.

Operating results by segment are summarized in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	February 27, 2016	February 28, 2015	February 27, 2016	February 28, 2015
PMT
Net Sales	$23,008	$25,207	$75,365	$79,432
Gross Profit	7,140	7,680	22,793	24,904
Canvys
Net Sales	$5,190	$6,236	$17,773	$18,110
Gross Profit	1,204	1,621	4,439	4,929
Healthcare
Net Sales	$3,093	$2,028	$9,310	$4,469
Gross Profit	1,406	499	4,215	1,087

Geographic net sales information is primarily grouped by customer destination into five areas: North America; Asia/Pacific; Europe; Latin America; and Other.

Net sales and gross profit by geographic region are summarized in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	February 27, 2016	February 28, 2015	February 27, 2016	February 28, 2015
Net Sales
North America	$14,215	$15,905	$47,039	$44,373
Asia/Pacific	6,081	5,577	18,045	18,001
Europe	9,659	10,006	32,782	33,137
Latin America	1,402	1,905	4,464	6,433
Other (1)	(66)	78	118	67
Total	$31,291	$33,471	$102,448	$102,011
Gross Profit
North America	$5,163	$5,406	$16,500	$15,436
Asia/Pacific	2,094	1,818	5,909	5,931
Europe	2,908	3,086	9,763	10,833
Latin America	555	635	1,729	2,324
Other (1)	(970)	(1,145)	(2,454)	(3,604)
Total	$9,750	$9,800	$31,447	$30,920

__________________

(1)	Other includes primarily net sales not allocated to a specific geographical region, unabsorbed value-add costs, and other unallocated expenses.

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

As of February 27, 2016, and May 30, 2015, we held investments that are required to be measured at fair value on a recurring basis. Our investments consist of time deposits and CDs, where face value is equal to fair value, and equity securities of publicly traded companies for which market prices are readily available.

Investments measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of February 27, 2016, and May 30, 2015, were as follows (in thousands):

Level 1
February 27, 2016
Time deposits/CDs	$10,795
Equity securities	514
Total	$11,309
May 30, 2015
Time deposits/CDs	$34,665
Equity securities	576
Total	$35,241

14.  Related Party Transaction

On June 15, 2015, the Company entered into a lease agreement for the IMES facility with LDL, LLC. The Executive Vice President of IMES, Lee A. McIntyre III, has an ownership interest in LDL, LLC.  The lease agreement provides for monthly payments over five years with total future minimum lease payments of $0.6 million.  Rental expense related to this lease amounted to $0.1 million for the nine months ended February 27, 2016.  The Company shall be entitled to extend the term of the lease for a period of an additional five years by notifying the landlord in writing of its intention to do so within nine months of the expiration of the initial term.

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

INTRODUCTION

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to assist the reader in better understanding our business, results of operations, financial condition, changes in financial condition, critical accounting policies and estimates, and significant developments. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes appearing elsewhere in this filing. This section is organized as follows:

•	Business Overview- a brief synopsis of our Company for the periods ended February 27, 2016, and February 28, 2015.
•	Results of Operations – an analysis and comparison of our consolidated results of operations for the three and nine month periods ended February 27, 2016, and February 28, 2015, as reflected in our consolidated statements of comprehensive loss.
•	Liquidity, Financial Position, and Capital Resources – a discussion of our primary sources and uses of cash for the three and nine month periods ended February 27, 2016, and February 28, 2015, and a discussion of changes in our financial position.

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

We currently have operations in North America, Asia/Pacific, Europe, and Latin America.

RESULTS OF OPERATIONS

Financial Summary – Three Months Ended February 27, 2016

•	Net sales for the third quarter of fiscal 2016 were $31.3 million, a decrease of 6.5%, compared to net sales of $33.5 million during the third quarter of fiscal 2015.
•	Gross margin increased to 31.2% during the third quarter of fiscal 2016, compared to 29.3% during the third quarter of fiscal 2015.
•	Selling, general, and administrative expenses decreased to $12.5 million, or 39.9% of net sales, for the third quarter of fiscal 2016, compared to $12.6 million, or 37.5% of net sales, for the third quarter of fiscal 2015.

•	Operating loss during the third quarter of fiscal 2016 was flat to the third quarter of fiscal 2015 at $2.7 million.

•	Net loss during the third quarter of fiscal 2016 was $2.9 million, compared to net loss of $2.2 million, during the third quarter of fiscal 2015.

Financial Summary – Nine Months Ended February 27, 2016

•	Net sales for the first nine months of fiscal 2016 were $102.4 million, an increase of 0.4%, compared to net sales of $102.0 million during the first nine months of fiscal 2015.
•	Gross margin increased to 30.7% during the first nine months of fiscal 2016, compared to 30.3% during the first nine months of fiscal 2015.
•	Selling, general, and administrative expenses increased to $37.9 million, or 37.0% of net sales, for the first nine months of fiscal 2016, compared to $36.4 million, or 35.6% of net sales, for the first nine months of fiscal 2015.

•	Operating loss during the first nine months of fiscal 2016 was $6.2 million, compared to an operating loss of $5.4 million during the first nine months of fiscal 2015.

•	Net loss during the first nine months of fiscal 2016 was $6.6 million, compared to net loss of $3.3 million, during the first nine months of fiscal 2015.

Net Sales and Gross Profit Analysis

Net sales by segment and percent change for the third quarter and first nine months of fiscal 2016 and 2015 were as follows (in thousands):

Net Sales	Three Months Ended		FY16 vs. FY15
	February 27, 2016	February 28, 2015	% Change
PMT	$23,008	$25,207	-8.7%
Canvys	5,190	6,236	-16.8%
Healthcare	3,093	2,028	52.5%
Total	$31,291	$33,471	-6.5%

	Nine Months Ended		FY16 vs. FY15
	February 27, 2016	February 28, 2015	% Change
PMT	$75,365	$79,432	-5.1%
Canvys	17,773	18,110	-1.9%
Healthcare	9,310	4,469	108.3%
Total	$102,448	$102,011	0.4%

During the third quarter of fiscal 2016 consolidated net sales decreased 6.5% compared to the third quarter of fiscal 2015. Sales for PMT decreased 8.7%, sales for Canvys decreased 16.8%, and sales for Healthcare increased 52.5%, which was due to the acquisition of IMES. The declines in both PMT and Canvys included uncontrollable delays in shipping backlog.

During the first nine months of fiscal 2016 consolidated net sales increased 0.4% compared to the first nine months of fiscal 2015. Sales for PMT decreased 5.1%, sales for Canvys decreased 1.9%, and sales for Healthcare increased 108.3%, which was due to the acquisition of IMES.

Gross profit by segment and percent change for the third quarter and first nine months of fiscal 2016 and 2015 were as follows (in thousands):

Gross Profit	Three Months Ended
	February 27, 2016	% of Net Sales	February 28, 2015	% of Net Sales
PMT	$7,140	31.0%	$7,680	30.5%
Canvys	1,204	23.2%	1,621	26.0%
Healthcare	1,406	45.5%	499	24.6%
Total	$9,750	31.2%	$9,800	29.3%

	Nine Months Ended
	February 27, 2016	% of Net Sales	February 28, 2015	% of Net Sales
PMT	$22,793	30.2%	$24,904	31.4%
Canvys	4,439	25.0%	4,929	27.2%
Healthcare	4,215	45.3%	1,087	24.3%
Total	$31,447	30.7%	$30,920	30.3%

Gross profit reflects the distribution and manufacturing product margin less manufacturing variances, inventory obsolescence charges, customer returns, scrap and cycle count adjustments, engineering costs, unabsorbed manufacturing labor and overhead, and other provisions.

Consolidated gross profit of $9.8 million during the third quarter of fiscal 2016 was flat compared to the third quarter of fiscal 2015. Consolidated gross margin as a percentage of net sales increased to 31.2% during the third quarter of fiscal 2016, from 29.3% during the third quarter of fiscal 2015, primarily due to higher margins associated with the sale of diagnostic imaging replacement parts in the Healthcare business.

Consolidated gross profit was $31.4 million during the first nine months of fiscal 2016, compared to $30.9 million during the first nine months of fiscal 2015. Consolidated gross margin as a percentage of net sales increased to 30.7% during the first nine months of fiscal 2016, from 30.3% during the first nine months of fiscal 2015, primarily due to shifts in product and geographic mix and foreign exchange fluctuations which were offset by higher margins and sales of IMES products.

Power and Microwave Technologies Group

PMT net sales decreased 8.7% to $23.0 million during the third quarter of fiscal 2016, from $25.2 million during the third quarter of fiscal 2015.  The decline included sales of capacitors, tubes sold into the broadcast market, and specialty products manufactured in LaFox which are sold primarily into the semiconductor capital equipment market. The sales decline was partially offset by higher sales of power conversion and RF and microwave components.. Gross margin as a percentage of net sales increased to 31.0% during the third quarter of fiscal 2016, as compared to 30.5% during the third quarter of fiscal 2015, due to a shift in product mix.

PMT net sales decreased 5.1% to $75.4 million during the first nine months of fiscal 2016, from $79.4 million during the first nine months of fiscal 2015. The decline included sales of capacitors, tubes sold into the broadcast market, and specialty products manufactured in LaFox which are sold primarily into the semiconductor capital equipment market.  Currency fluctuations also hurt sales. Gross margin as a percentage of net sales decreased to 30.2% during the first nine months of fiscal 2016, as compared to 31.4% during the first nine months of fiscal 2015, due to an increase in unabsorbed labor and overhead costs in our LaFox manufacturing facility along with a shift in product mix and currency fluctuations.

Canvys

Canvys net sales decreased 16.8% to $5.2 million during the third quarter of fiscal 2016, from $6.2 million during the third quarter of fiscal 2015 primarily due to uncontrollable delays in shipping backlog. Sales in our North America and Europe markets both decreased. Gross margin as a percentage of net sales decreased to 23.2% during the third quarter of fiscal 2016 as compared to 26.0% during the third quarter of fiscal 2015, due to continued price pressure and currency fluctuations along with write downs taken resulting from inventory obsolescence.

Canvys net sales decreased 1.9% to $17.8 million during the first nine months of fiscal 2016, from $18.1 million during the first nine months of fiscal 2015.  Sales in our North American market decreased due to low overall demand from key customers which was partially offset by an increase in our European market during the first nine months of fiscal year 2016. Gross margin as a percentage of net sales decreased to 25.0% during the first nine months of fiscal 2016 as compared to 27.2% during the first nine months of fiscal 2015, due to continued price pressure and currency fluctuations along with write downs taken resulting from inventory obsolescence.

Healthcare

Healthcare net sales increased 52.5% to $3.1 million during the third quarter of fiscal 2016, from $2.0 million during the third quarter of fiscal 2015. Sales increased due to the acquisition of IMES. Gross margin as a percentage of net sales increased to 45.5% during the third quarter of fiscal 2016 as compared to 24.6% during the third quarter of fiscal 2015 due to product mix. The IMES products carry significantly higher margins than the PACS display sales.

Healthcare net sales increased 108.3% to $9.3 million during the first nine months of fiscal 2016, from $4.5 million during the first nine months of fiscal 2015. Sales increased due to the acquisition of IMES. Gross margin as a percentage of net sales increased to 45.3% during the first nine months of fiscal 2016 as compared to 24.3% during the first nine months of fiscal 2015 due to product mix. The IMES products carry significantly higher margins than the PACS display sales.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses (“SG&A”) decreased to $12.5 million during the third quarter of fiscal 2016 from $12.6 million during the third quarter of fiscal 2015. The decrease in SG&A was due to $0.8 million decrease in IT services, $0.6 million in our other support functions, and $0.1 million in Canvys partially offset by an increase of $1.4 million related to IMES and additional investments in our Richardson Healthcare to support its growth.

Selling, general, and administrative expenses (“SG&A”) increased to $37.9 million during the first nine months of fiscal 2016 from $36.4 million during the first nine months of fiscal 2015. The increase in SG&A was due to $3.9 million of expenses related to IMES and additional investments in our Richardson Healthcare to support its growth objectives partially offset by reductions of $1.7 million in IT service expense, $0.2 million in our other support functions, $0.2 million in PMT, and $0.3 million in Canvys.

Other Income/Expense

Other income/expense was $0.1 million of expense during the third quarter of fiscal 2016, compared to income of $0.5 million during the third quarter of fiscal 2015. Other income/expense during the third quarter of fiscal 2016 included $0.3 million of foreign exchange losses partially offset by $0.1 million of investment and interest income, and $0.1 million of other income. Other income/expense during the third quarter of fiscal 2015 included $0.2 million of investment and interest income and $0.3 million of foreign exchange gains. Our foreign exchange gains and losses are primarily due to the translation of U.S. dollars held in non-U.S. entities. We currently do not utilize derivative instruments to manage our exposure to foreign currency.

Other income/expense was $0.4 million of income during the first nine months of fiscal 2016, compared to income of $1.1 million during the first nine months of fiscal 2015. Other income/expense during the first nine months of fiscal 2016 included $0.4 million of investment and interest income and $0.1 million of other income partially offset by $0.1 million of foreign exchange losses. Other income/expense during the first nine months of fiscal 2015 included $0.7 million of investment and interest income and $0.3 million of foreign exchange gains. Our foreign exchange gains and losses are primarily due to the translation of U.S. dollars held in non-U.S. entities. We currently do not utilize derivative instruments to manage our exposure to foreign currency.

Income Tax Provision

The effective income tax rate during the first nine months of fiscal 2016 was a tax provision of (12.7%), as compared to a tax benefit of 22.0%, during the first nine months of fiscal 2015. The difference in rate during the first nine months of fiscal 2016, as compared to the first nine months of fiscal 2015, is primarily driven by the impact of recording a valuation allowance against all of our U.S. state and federal net deferred tax assets, changes in our geographical distribution of income (loss), and our recording of uncertain tax positions with respect to ASC 740-30, Income Taxes - Other Considerations or Special Areas (“ASC 740-30”). The (12.7%), effective income tax rate differs from the federal statutory rate of 34.0%, because of the recording of a valuation allowance against all of our U.S. state and federal net deferred tax assets, our geographical distribution of income (loss), and the final settlement of an income tax audit in Germany.

In the normal course of business, we are subject to examination by taxing authorities throughout the world. Generally, years prior to fiscal year 2011 are closed for examination under the statute of limitation for U.S. federal, U.S. state and local, or non-U.S. tax jurisdictions. The Company is currently under income tax audit in Illinois. The audit is currently in the initial stages and no assessments have been issued. We are also currently under examination in Thailand (fiscal 2008 through 2011). The Company was contacted by the French tax authorities in February of 2016. The taxing authorities are auditing fiscal years ending 2013, 2014, and 2015. The tax audit has not officially commenced during Q3 of FY16 and as such no issues have yet been identified. Our primary foreign tax jurisdictions are Germany and the Netherlands. After the closure of the Germany tax audit for fiscal years 2009 through 2011, resulting in a tax liability of $357K ($31K recorded during the third quarter of fiscal year 2016), we have tax years open in Germany beginning in fiscal year 2012 and the Netherlands beginning in fiscal year 2010.

Net Loss and Per Share Data

Net loss during the third quarter of fiscal 2016 was $2.9 million, or ($0.23) per diluted common share and ($0.21) per Class B diluted common share, as compared to net loss of $2.2 million during the third quarter of fiscal 2015, or ($0.16) per diluted common share and ($0.15) per Class B diluted common share.

Net loss during the first nine months of fiscal 2016 was $6.6 million, or ($0.51) per diluted common share and ($0.46) per Class B diluted common share, as compared to net loss of $3.3 million during the first nine months of fiscal 2015, or ($0.24) per diluted common share and ($0.21) per Class B diluted common share.

LIQUIDITY, FINANCIAL POSITION, AND CAPITAL RESOURCES

Our growth and cash needs have been primarily financed through income from operations and cash on hand. Cash and cash equivalents for the third quarter ended February 27, 2016, were $60.2 million. In addition, CDs and time deposits classified as short-term investments were $3.5 million and long-term investments were $7.8 million, including equity securities of $0.5 million. Cash and investments at February 27, 2016, consisted of $17.1 million in North America, $14.0 million in Europe, $0.9 million in Latin America, and $39.5 million in Asia/Pacific. As of May 30, 2015, cash and cash equivalents were $74.5 million. In addition, CDs and time deposits classified as short-term investments were $23.7 million and long-term investments were $11.5 million, including equity securities of $0.6 million. Cash and investments as of May 30, 2015, consisted of $51.1 million in North America, $16.6 million in Europe, $0.7 million in Latin America, and $41.3 million in Asia/Pacific.

Cash Flows from Operating Activities

The cash used in operating activities primarily resulted from our net loss, adjusted for non-cash items, and changes in our operating assets and liabilities.

Operating activities used $14.6 million of cash during the first nine months of fiscal 2016. We had net loss of $6.6 million during the first nine months of fiscal 2016, which included non-cash stock-based compensation expense of $0.4 million associated with the issuance of stock option awards and depreciation and amortization expense of $1.9 million associated with our property and equipment as well as amortization of our intangible assets. Changes in our operating assets and liabilities, net of effects of acquired businesses, was a use of cash of $10.2 million during the first nine months of fiscal 2016, due primarily to the increase in inventories of $5.6 million, the decrease in our accounts payable of $3.0 million, and the decrease in accrued liabilities of $2.1 million. The increase, or use of cash, for our inventory was primarily due to purchases related to our growth initiatives and several large orders that are expected to ship during the fourth quarter. The decrease in accounts payable and accrued liabilities is due to larger purchases of fixed assets and inventory primarily related to our healthcare initiative where shorter payment terms are required.

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

Cash provided by investing activities of $8.6 million during the first nine months of fiscal 2016, included proceeds from the maturities of investments of $25.6 million and proceeds from the sale of our building in Spain of $0.4 million, offset by the acquisition of IMES of $12.2 million, purchases of investments of $2.1 million, and $3.0 million in capital expenditures. Capital expenditures of $1.6 million relates primarily to our Healthcare growth initiatives and capital used for our new IT system.

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

Cash used in financing activities of $7.2 million during the first nine months of fiscal 2016, resulted from $5.0 million of cash used to repurchase common stock under our share repurchase authorization and $2.3 million of cash used to pay dividends, offset by $0.1 million of proceeds from the issuance of common stock.

Cash used in financing activities of $6.1 million during the first nine months of fiscal 2015 resulted from $3.9 million of cash used to repurchase common stock under our share repurchase authorization and $2.5 million of cash used to pay dividends, offset by $0.3 million of proceeds from the issuance of common stock due mainly to stock options exercised.

Dividend payments for the first nine months of fiscal 2016 were approximately $2.3 million. All future payments of dividends are at the discretion of the Board of Directors. Dividend payments will depend on earnings, capital requirements, operating conditions, and such other factors that the Board may deem relevant.

We believe that the existing sources of liquidity, including current cash, will provide sufficient resources to meet known capital requirements and working capital needs through the fiscal year ending May 27, 2017.

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

(a)	Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of February 27, 2016.

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

(b)	Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the third quarter of fiscal 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Results of Operation and Financial Condition and Declaration of Dividend

On April 6, 2016, we issued a press release reporting results for our third quarter ended February 27, 2016, and the declaration of a cash dividend. A copy of the press release is furnished as Exhibit 99.1 to this Form 10-Q and incorporated by reference herein.

ITEM 6.	EXHIBITS

See exhibit index which is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RICHARDSON ELECTRONICS, LTD.

Date: April 7, 2016	By:	/s/	Robert J. Ben
Robert J. Ben Chief Financial Officer (on behalf of the Registrant and as Principal Financial Officer)

Exhibit Index

(c)	EXHIBITS
Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to Annex III of the Proxy Statement dated August 21, 2015.
3.2	Amended and Restated By-Laws of the Company, approved by the Company’s board of directors on January 5, 2016.
31.1	Certification of Edward J. Richardson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed pursuant to Part I).
31.2	Certification of Robert J. Ben pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed pursuant to Part I).
32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed pursuant to Part I).
99.1	Press release, dated April 6, 2016.
101	The following financial information from our Quarterly Report on Form 10-Q for the third quarter of fiscal 2016, filed with the SEC on April 7, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets as of February 27, 2016, and May 30, 2015, (ii) the Unaudited Consolidated Statements of Comprehensive Loss for the three months ended February 27, 2016, and February 28, 2015, (iii) the Unaudited Consolidated Statements of Cash Flows for the three months ended February 27, 2016, and February 28, 2015, (iv) the Unaudited Consolidated Statement of Stockholder’s Equity as of February 27, 2016, and (v) Notes to Unaudited Consolidated Financial Statements.

