Form 10-K
period 2016-05-28
RICHARDSON ELECTRONICS LTD/DE
filed 2016-07-29
CIK 355948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	FOR ANNUAL REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 28, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________ to

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes    ☒  No

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of November 28, 2015, was approximately $61.0 million.

As of July 25, 2016, there were outstanding 10,702,932 shares of Common Stock, $0.05 par value and 2,140,631 shares of Class B Common Stock, $0.05 par value, which are convertible into Common Stock of the registrant on a one-for-one basis.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders scheduled to be held October 4, 2016, which will be filed pursuant to Regulation 14A, are incorporated by reference in Part III of this report. Except as specifically incorporated herein by reference, the abovementioned Proxy Statement is not deemed filed as part of this report.

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

During the first quarter of fiscal 2015, we created a new strategic business unit called Richardson Healthcare (“Healthcare”). As hospitals remain under pressure to reduce costs while serving a much larger customer base, there is a growing demand for independent sources of high-value replacement parts for diagnostic imaging. Having access to parts that are tested and in stock enables hospitals to terminate expensive service contracts with the Original Equipment Manufacturers (“OEM”) and instead use third party service providers or in-house technicians. With our global infrastructure, technical sales team, and experience servicing the healthcare market, we are well positioned to take advantage of this market opportunity. Over time, our plan is to expand our position from being the leader in power grid tubes to a key player in the high-growth, high-profile healthcare industry.

Our fiscal year 2016 began on May 31, 2015, and ended on May 28, 2016. Unless otherwise noted, all references in this document to a particular year shall mean our fiscal year.

Geography

We currently have operations in the following major geographic regions: North America, Asia/Pacific, Europe, and Latin America.

Selected financial data attributable to each segment and geographic region for fiscal 2016, 2015, and 2014 is set forth in Note 11 “Segment and Geographic Information” of the notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

We have three operating and reportable segments, which we define as follows:

Power and Microwave Technologies Group

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

PMT represents leading manufacturers of electron tubes and components used in semiconductor manufacturing equipment and industrial power applications. Among the suppliers they support are Amperex, CPI, Draloric, Eimac, General Electric, Hitachi, Jennings, L3, MaCom, National, NJRC, Thales, Toshiba, and Vishay.

PMT’s inventory levels reflect our commitment to maintain an inventory of a broad range of products for customers who are buying products for replacement of components used in critical equipment. PMT also sells a number of products representing trailing edge technology. While the market for these trailing edge technology products is declining, PMT is increasing its market share. PMT often buys products it knows it can sell ahead of any supplier price increases. As manufacturers for these products exit the business, PMT has the option to purchase a substantial portion of their remaining inventory.

PMT has distribution agreements with many of its suppliers; most of these agreements provide exclusive distribution rights which often include global responsibility. The agreements are typically long term, and usually contain provisions permitting termination by either party if there are significant breaches which are not cured within a reasonable period of time. Although some of these agreements allow PMT to return inventory periodically, others do not, in which case PMT may have obsolete inventory that they cannot return to the supplier.

PMT’s suppliers provide warranty coverage for the products and allow return of defective products, including those returned to PMT by its customers. For information regarding the warranty reserves, see Note 3 “Significant Accounting Policies” of the notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

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

Canvys

Canvys provides customized display solutions serving the corporate enterprise, financial, healthcare, industrial, and medical original equipment manufacturers (“OEM”) markets. Our engineers design, manufacture, source, and support a full spectrum of solutions to match the needs of our customers. We offer custom display solutions that include touch screens, protective panels, custom enclosures, specialized cabinet finishes, and application specific software packages. Our volume commitments are much lower than those of the large display manufacturers, making us the ideal choice for companies with very specific design requirements. We partner with both private label manufacturing companies and leading branded hardware vendors to offer the high quality liquid crystal displays, mounting devices, and customized computing platforms.

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

Sales and Product Management

As of the end of fiscal 2016, we employed 179 sales and product management personnel worldwide. In addition, we have authorized representatives, who are not our employees, selling our products primarily in regions where we do not have a direct sales presence.

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

International Sales

During fiscal 2016, approximately 54% of our sales were made outside the U.S. We continue to pursue new international sales to further expand our geographic reach.

Employees

As of May 28, 2016, we employed 373 full-time individuals. Of these, 241 were located in the United States and 132 were located internationally. The worldwide employee base included 179 in sales and product management and an additional 194 employees in distribution support, administrative positions, and value-add and manufacturing. All of our employees are non-union, and we consider our relationships with our employees to be good.

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

As of July 25, 2016, Edward J. Richardson, our Chairman, Chief Executive Officer and President, beneficially owned approximately 99% of the outstanding shares of our Class B common stock, representing approximately 66% of the voting power of the outstanding common stock. This share ownership permits Mr. Richardson to exert control over the outcome of stockholder votes, including votes concerning the election of directors, by-law amendments, possible mergers, corporate control contests, and other significant corporate transactions.

We are dependent on a limited number of vendors to supply us with essential products.

Our principal products are capacitors, vacuum tubes and related products, microwave generators, and high voltage power supplies. The products we supply are currently produced by a relatively small number of manufacturers. One of our suppliers represents 11% of our total sales volume. Our success depends, in large part, on maintaining current vendor relationships and developing new relationships. To the extent that our significant suppliers are unwilling or unable to continue to do business with us, or extend lead times, or limit supplies due to capacity constraints, or other factors, there could be a material adverse effect on our business.

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

Repatriation of cash held by our foreign subsidiaries to fund U.S. operations or strategic opportunities may be restricted or may subject us to a significant tax liability.

As of May 28, 2016, $52.7 million of cash, cash equivalents was held by our foreign subsidiaries. Some of these subsidiaries are located in jurisdictions which require foreign government approval before a cash repatriation can occur. In addition, under current tax law, repatriation of this cash may trigger significant adverse tax consequences in the U.S.

If the cash generated by our domestic operations is not sufficient to fund our domestic operations and our broader corporate initiatives, such as stock repurchases, dividends, acquisitions, and other strategic opportunities, we may need to raise additional funds through public or private debt or equity financings, or we may need to obtain new credit facilities to the extent we are unable to, or choose not to, repatriate our overseas cash. Such additional financing may not be available on terms favorable to us, or at all, and any new equity financings or offerings would dilute our current stockholders’ ownership interests in us. Furthermore, lenders may not agree to extend us new, additional or continuing credit. In any such case, our business, operating results or financial condition could be adversely impacted.

BREXIT/Europe

In a non-binding referendum on the United Kingdom’s membership in the European Union in June 2016, a majority of those who voted approved the United Kingdom’s withdrawal from the European Union. Any withdrawal by the United Kingdom from the European Union (“Brexit”) would occur after, or possible concurrently with, a process of negotiation regarding the future terms of the United Kingdom’s relationship with the European Union, which could result in the United Kingdom losing access to certain aspects of the single EU market and the global trade deals negotiated by the European Union on behalf of its members. The Brexit vote and the perceptions as to the impact of the withdrawal of the United Kingdom may adversely affect business activity, political stability and economic conditions in the United Kingdom, the European Union and elsewhere. Any of these developments, or the perception that any of these developments are likely to occur, could have a material adverse effect on economic growth or business activity in the United Kingdom, the Eurozone, or the European Union, and could result in the relocation of businesses, cause business interruptions, lead to economic recession or depression, and impact the stability of the financial markets, availability of credit, political systems or financial institutions and the financial and monetary system. Given that we conduct a substantial portion of our business in the European Union, these developments could have a material adverse effect on our business, financial position, liquidity and results of operations. The uncertainty concerning the timing and terms of the exit could also have a negative impact on the growth of the European economy and cause greater volatility in all of the global currencies that we currently use to transact business.

We rely heavily on information technology systems which, if not properly functioning, could materially adversely affect our business.

We rely on our information technology systems to process, analyze, and manage data to facilitate the purchase, manufacture, and distribution of our products, as well as to receive, process, bill, and ship orders on a timely basis. A significant disruption or failure in the design, operation, security or support of our information technology systems could significantly disrupt our business.

Our information technology systems may be subject to cyber attacks, security breaches or computer hacking. Experienced computer programmers and hackers may be able to penetrate our security controls and misappropriate or compromise sensitive personal, proprietary or confidential information, create system disruptions or cause shutdowns. They also may be able to develop and deploy viruses, worms and other malicious software programs that attack our systems or otherwise exploit any security vulnerabilities. Our systems and the data stored on those systems may also be vulnerable to security incidents or security attacks, acts of vandalism or theft, coordinated attacks by activist entities, misplaced or lost data, human errors, or other similar events that could negatively affect our systems and its data, as well as the data of our business partners. Further, third parties, such as hosted solution providers, that provide services to us, could also be a source of security risk in the event of a failure of their own security systems and infrastructure.

The costs to mitigate or address security threats and vulnerabilities before or after a cyber incident could be significant. Our remediation efforts may not be successful and could result in interruptions, delays or cessation of service, and loss of existing or potential suppliers or customers. In addition, breaches of our security measures and the unauthorized dissemination of sensitive personal, proprietary or confidential information about us, our business partners or other third parties could expose us to significant potential liability and reputational harm. As threats related to cyber attacks develop and grow, we may also find it necessary to make further investments to protect our data and infrastructure, which may impact our profitability. As a global enterprise, we could also be negatively impacted by existing and proposed laws and regulations, as well as government policies and practices related to cybersecurity, privacy, data localization and data protection.

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

Failure to successfully implement our growth initiatives, or failure to realize the benefits expected from these initiatives if implemented, may create ongoing operating losses or otherwise adversely affect our business, operating results and financial condition.

Our growth strategy focuses on expanding our healthcare and our power conversion businesses. On June 15, 2015, we acquired certain assets, including inventory, receivables, fixed assets, and certain other assets, of International Medical Equipment and Services, Inc. (“IMES”), for a purchase price of $12.2 million. In July 2015, we launched Power and Microwave Technologies Group (“PMT”), which combines our core engineered solutions, power grid and microwave tube business with new RF and power technologies. We may be unable to implement our growth initiatives or reach profitability in the near future or at all, due to many factors, including factors outside of our control. If our investments in these growth initiatives do not yield anticipated returns for any reason, our business, operating results and financial condition may be adversely affected.

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

Our operating results during fiscal 2016 reflect an increase in our net loss. There can be no assurance that we will experience a recovery in the near future; nor is there any assurance that such worldwide economic volatility experienced recently will not continue.

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

The company’s goodwill and identifiable intangible assets could become impaired, which could reduce the value of our assets and reduce our net income in the year in which the write-off occurs.

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

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

The Company owns two facilities and leases 30 facilities. We own our corporate facility and largest distribution center, which is located on approximately 100 acres in LaFox, Illinois and consists of approximately 242,000 square feet of manufacturing, warehouse, and office space. We maintain geographically diverse facilities because we believe this provides value to our customers and suppliers, and limits market risk and exchange rate exposure. We consider our properties to be well maintained, in sound condition, and adequate for our present needs. The extent of utilization varies from property to property and from time to time during the year.

Our facility locations, their primary use, and segments served are as follows:

Location	Leased/Owned	Use	Segment
Woodland Hills, California	Leased	Sales	PMT
Farmington, Connecticut	Leased	Sales	PMT
Brooksville, Florida	Leased	Sales	PMT
Fort Lauderdale, Florida	Leased	Sales	PMT
LaFox, Illinois *	Owned	Corporate/Sales/Distribution/Manufacturing	PMT/Canvys/Healthcare
Rockland, Massachusetts	Leased	Sales	PMT
Marlborough, Massachusetts	Leased	Sales/Distribution/Manufacturing	Canvys
Plymouth, Minnesota	Leased	Sales/Distribution/Manufacturing	Healthcare
Mint Hill, North Carolina	Leased	Sales	PMT
Fort Mill, South Carolina	Leased	Sales/Distribution/Testing/Repair	Healthcare
Sao Paulo, Brazil	Leased	Sales/Distribution	PMT
Beijing, China	Leased	Sales	PMT
Shanghai, China	Leased	Sales/Distribution	PMT
Shenzhen, China	Leased	Sales	PMT
Nanterre, France	Leased	Sales	PMT
Donaueschingen, Germany	Leased	Sales/Distribution/Manufacturing	Canvys
Meerbusch, Germany	Leased	Sales/Distribution/Testing	PMT
Puchheim, Germany	Leased	Sales	PMT
Mumbai, India	Leased	Sales	PMT
Florence, Italy	Owned	Sales	PMT
Milan, Italy	Leased	Sales	PMT
Tokyo, Japan	Leased	Sales	PMT
Mexico City, Mexico	Leased	Sales	PMT
Amsterdam, Netherlands	Leased	Sales/Distribution/Manufacturing	PMT/Healthcare
Singapore, Singapore	Leased	Sales/Distribution	PMT
Seoul, South Korea	Leased	Sales	PMT
Madrid, Spain	Leased	Sales	PMT
Taipei, Taiwan	Leased	Sales	PMT/Canvys
Bangkok, Thailand	Leased	Sales/Distribution	PMT
Dubai, United Arab Emirates	Leased	Sales/Distribution/Testing/Repair	PMT
Hook, United Kingdom	Leased	Sales/Distribution/Testing/Repair	PMT
Lincoln, United Kingdom	Leased	Sales	PMT/Canvys

*	LaFox, Illinois is also the location of our corporate headquarters.

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

PART II

ITEM 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Unregistered Sales of Equity Securities

None.

Share Repurchases

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Amount of Shares Purchased Under the Plans or Programs	Amounts Remaining Under the Share Repurchase Authorization
May 31, 2015					$14,625,569
June 1, 2015 - June 27, 2015	—	$—	—	$—	$14,625,569
June 28, 2015 - July 25, 2015	—	$—	—	$—	$14,625,569
July 26, 2015 - August 29, 2015	567,213	$5.83	567,213	$3,307,543	$11,318,026
August 30, 2015 - September 26, 2015	172,519	$5.93	172,519	$1,023,272	$10,294,754
September 27, 2015 - October 24, 2015	115,132	$5.94	115,132	$683,901	$9,610,853
October 25, 2015 - November 28, 2015	—	$—	—	$—	$9,610,853
November 29, 2015 - December 26, 2015	—	$—	—	$—	$9,610,853
December 27, 2015 - January 23, 2016	—	$—	—	$—	$9,610,853
January 24, 2016 - February 27, 2016	—	$—	—	$—	$9,610,853
February 28, 2016 - March 26, 2016	—	$—	—	$—	$9,610,853
March 27, 2016 - April 23, 2016	—	$—	—	$—	$9,610,853
April 24, 2016 - May 28, 2016	—	$—	—	$—	$9,610,853

Dividends

Our quarterly dividend was $0.06 per common share and $0.054 per Class B common share. Annual dividend payments for fiscal year 2016 and fiscal year 2015 were approximately $3.1 million and $3.3 million, respectively. All future payments of dividends are at the discretion of the Board of Directors. Dividend payments will depend on earnings, capital requirements, operating conditions, and such other factors that the Board may deem relevant.

Common Stock Information

Our common stock is traded on the NASDAQ Global Select Market (“NASDAQ”) under the trading symbol (“RELL”). There is no established public trading market for our Class B common stock. As of July 25, 2016, there were approximately 576 stockholders of record for the common stock and approximately 16 stockholders of record for the Class B common stock. The following table sets forth the high and low closing sales price per share of RELL common stock as reported on the NASDAQ for the periods indicated.

High and Low Closing Prices of Common Stock

	2016		2015
Fiscal Quarter	High	Low	High	Low
First	$8.39	$5.47	$10.63	$9.93
Second	$6.24	$5.55	$10.14	$9.71
Third	$5.72	$4.75	$10.15	$9.10
Fourth	$5.35	$4.90	$9.18	$8.65

Performance Graph

The following graph compares the performance of our common stock for the periods indicated with the performance of the NASDAQ Composite Index and NASDAQ Electronic Components Index. The graph assumes $100 invested on the last day of our fiscal year 2011, in our common stock, the NASDAQ Composite Index, and NASDAQ Electronic Components Index. Total return indices reflect reinvestment of dividends at the closing stock prices at the date of the dividend declaration.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Richardson Electronics, Ltd., the NASDAQ Composite Index
and the NASDAQ Electronic Components Index

$250
$200
$150
$100
$50
$0
5/28/11
6/2/12
6/1/13
5/31/14
5/30/15
5/28/16
Richardson Electronics, Ltd.
NASDAQ Composite
NASDAQ Electronic Components

*$100 invested on 5/28/11 in stock or 5/31/11 in index, including reinvestment of dividends.

Indexes calculated on month-end basis.

ITEM 6. Selected Financial Data

Five-Year Financial Review

This information should be read in conjunction with our consolidated financial statements, accompanying notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.

	Fiscal Year Ended (1)
	(in thousands , except per share amounts )
	May 28, 2016	May 30, 2015	May 31, 2014	June 1, 2013	June 2, 2012
Statements of Income (Loss)
Net sales	$142,016	$136,957	$137,960	$141,066	$157,836
Continuing Operations
Income (loss) from continuing operations before tax	(6,220)	(6,994)	(652)	$642	$7,656
Income tax provision (benefit)	546	(1,466)	(307)	160	(334)
Income (loss) from continuing operations	$(6,766)	$(5,528)	$(345)	$482	$7,990
Discontinued Operations
Income (loss) from discontinued operations	—	(31)	(170)	$766	$536
Net income (loss)	$(6,766)	$(5,559)	$(515)	$1,248	$8,526
Per Share Data
Net income (loss) per Common share - Basic:
Income (loss) from continuing operations	$(0.53)	$(0.41)	$(0.03)	$0.03	$0.48
Income (loss) from discontinued operations	—	—	(0.01)	0.05	0.03
Total net income (loss) per Common share - Basic:	$(0.53)	$(0.41)	$(0.04)	$0.08	$0.51
Net income (loss) per Class B common share - Basic:
Income (loss) from continuing operations	$(0.47)	$(0.36)	$(0.02)	$0.03	$0.43
Income (loss) from discontinued operations	—	—	(0.01)	0.05	0.03
Total net income (loss) per Class B common share - Basic:	$(0.47)	$(0.36)	$(0.03)	$0.08	$0.46
Net income (loss) per Common share - Diluted:
Income (loss) from continuing operations	$(0.53)	$(0.41)	$(0.03)	$0.03	$0.47
Income (loss) from discontinued operations	—	—	(0.01)	0.05	0.03
Total net income (loss) per Common share - Diluted:	$(0.53)	$(0.41)	$(0.04)	$0.08	$0.50
Net income (loss) per Class B common share - Diluted:
Income (loss) from continuing operations	$(0.47)	$(0.36)	$(0.02)	$0.03	$0.43
Income (loss) from discontinued operations	—	—	(0.01)	0.05	0.03
Total net income (loss) per Class B common share - Diluted:	$(0.47)	$(0.36)	$(0.03)	$0.08	$0.46
Cash Dividend Data
Dividends per common share	$0.24	$0.24	$0.24	$0.24	$0.20
Dividends per Class B common share (2)	$0.22	$0.22	$0.22	$0.22	$0.18
Balance Sheet Data
Total assets	$168,130	$184,994	$203,545	$217,318	$231,423
Stockholders’ equity	$141,675	$156,652	$174,845	$185,239	$200,213

(1)	Our fiscal year ends on the Saturday nearest the end of May. Each of the fiscal years presented contain 52/53 weeks.

(2)	The dividend per Class B common share is 90% of the dividend per Class A common share.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to assist the reader in better understanding our business, results of operations, financial condition, changes in financial condition, critical accounting policies and estimates, and significant developments. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes appearing elsewhere in this filing. This section is organized as follows:

•	Business Overview

•	Results of Continuing Operations - an analysis and comparison of our consolidated results of operations for the fiscal years ended May 28, 2016, May 30, 2015, and May 31, 2014, as reflected in our consolidated statements of comprehensive income (loss).

•	Liquidity, Financial Position, and Capital Resources - a discussion of our primary sources and uses of cash for the fiscal years ended May 28, 2016, May 30, 2015, and May 31, 2014, and a discussion of changes in our financial position.

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

On June 15, 2015, Richardson Electronics, Ltd (“the Company”), acquired certain assets of International Medical Equipment and Services, Inc. (“IMES”), for a purchase price of $12.2 million. This includes the purchase of inventory, receivables, fixed assets, and certain other assets of the Company. The Company did not acquire any liabilities of IMES. The total consideration paid excludes transaction costs.

IMES, based in South Carolina, provides reliable, cost-saving solutions worldwide for major brands of CT and MRI equipment. This acquisition positions Richardson Healthcare to provide cost effective diagnostic imaging replacement parts and training to hospitals, diagnostic imaging centers, medical institutions, and independent service organizations. IMES offers an extensive selection of replacement parts, as well as an interactive training center, on-site test bays and experienced technicians who provide 24/7 customer support. Replacement parts are readily available and triple tested to provide peace of mind when uptime is critical. IMES core operations will remain in South Carolina. Richardson Healthcare plans to expand IMES’ replacement parts and training offerings geographically leveraging the Company’s global infrastructure. During the fourth quarter of fiscal 2016, IMES opened up their first foreign location in Amsterdam.

We have three operating and reportable segments, which we define as follows:

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

We currently have operations in the following major geographic regions: North America, Asia/Pacific, Europe, and Latin America.

Results of Continuing Operations

Overview - Fiscal Year Ended May 28, 2016

•	Net sales for fiscal 2016 were $142.0 million, up 3.7%, compared to net sales of $137.0 during fiscal 2015.

•	Gross margin was 31.6% of net sales for fiscal year 2016, compared to 30.0% of net sales for fiscal 2015.

•	Selling, general, and administrative expenses increased to $51.6 million, or 36.4% of net sales, for fiscal 2016, compared to $49.2 million, or 35.9% of net sales, for fiscal 2015.

•	Operating loss during fiscal 2016 was $6.6 million, compared to $8.1 million for fiscal 2015.

•	Other income for fiscal 2016 was $0.3 million, compared to other income of $1.1 million for fiscal 2015.

•	Loss from continuing operations during fiscal 2016 was $6.8 million versus a loss of $5.5 million during fiscal 2015.

•	There were no results from discontinued operations during fiscal 2016, compared to loss from discontinued operations, net of tax, of less than $0.1 million during fiscal 2015.

•	Net loss during fiscal 2016 was $6.8 million, compared to net loss of $5.6 million during fiscal 2015.

Net Sales and Gross Profit Analysis

Net sales by segment and percent change for fiscal 2016, 2015, and 2014 were as follows (in thousands):

Net Sales	FY 2016	FY 2015	FY 2014	FY16 vs. FY15 % Change	FY15 vs. FY14 % Change
PMT	$105,554	$105,748	$103,274	(0.2%)	2.4%
Canvys	23,453	24,645	27,857	(4.8%)	(11.5%)
Healthcare	13,009	6,564	6,829	98.2%	(3.9%)
Total	$142,016	$136,957	$137,960	3.7%	(0.7%)

During fiscal 2016 consolidated net sales increased by 3.7% compared to fiscal 2015. Sales for PMT declined by 0.2% and Canvys declined by 4.8%, offset by a 98.2% increase in sales for Healthcare. During fiscal 2015 consolidated net sales decreased 0.7% compared to fiscal 2014.

Gross profit by segment and percent of segment net sales for fiscal 2016, 2015, and 2014 were as follows (in thousands):

Gross Profit	FY 2016		FY 2015		FY 2014
PMT	$33,088	31.3%	$33,098	31.3%	$31,610	30.6%
Canvys	6,017	25.7%	6,457	26.2%	7,588	27.2%
Healthcare	5,730	44.0%	1,583	24.1%	1,816	26.6%
Total	$44,835	31.6%	$41,138	30.0%	$41,014	29.7%

Gross profit reflects the distribution and manufacturing product margin less manufacturing variances, inventory obsolescence charges, customer returns, scrap and cycle count adjustments, engineering costs, unabsorbed manufacturing labor and overhead, and other provisions.

Consolidated gross profit was $44.8 million during fiscal 2016, compared to $41.1 million during fiscal 2015. Consolidated gross margin as a percentage of net sales increased to 31.6% during fiscal 2016, from 30.0% during fiscal 2015. Gross margin during fiscal 2016 included expense related to inventory provisions for PMT of $0.3 million, $0.4 million for Canvys, and less than $0.1 million for Healthcare. Gross margin during fiscal 2015 included expense related to inventory provisions for PMT of $0.1 million, $0.1 million for Canvys, and less than $0.1 million for Healthcare.

Consolidated gross profit was $41.1 million during fiscal 2015, compared to $41.0 million during fiscal 2014. Consolidated gross margin as a percentage of net sales increased slightly to 30.0% during fiscal 2015, from 29.7% during fiscal 2014. Gross margin during fiscal 2015 included expense related to inventory provisions for PMT of $0.1 million, $0.1 million for Canvys, and less than $0.1 million for Healthcare. Gross margin during fiscal 2014 included expense related to inventory provisions for PMT of $0.6 million and $0.2 million for Canvys.

Power and Microwave Technologies Group

Net sales for PMT decreased 0.2% to $105.6 million during fiscal 2016, from $105.7 million during fiscal 2015. We recognized a large tube order for a military application and sales of power conversion and RF and microwave components increased. This was offset by a decline in the broadcast market along with specialty products manufactured in LaFox and sold primarily into the semiconductor capital equipment market. Gross margin as a percentage of net sales remained flat at 31.3% during fiscal 2016 compared to fiscal 2015.

Net sales for PMT increased 2.4% to $105.7 million during fiscal 2015, from $103.3 million during fiscal 2014. Net sales of engineered solutions including continuous wave magnetrons and related assemblies sold primarily into the semiconductor wafer fabrication market as well as microwave generators increased. Net sales of tubes also increased in the laser, aviation, and marine markets, offset by declines primarily in the industrial and broadcast markets. Gross margin as a percentage of sales increased to 31.3% during fiscal 2015 compared to 30.6% during fiscal 2014 primarily due to shifts in product and geographic mix.

Canvys

Net sales for Canvys decreased 4.8% to $23.5 million during fiscal 2016, from $24.6 million during fiscal 2015. Sales in the North American OEM markets were down due to specific customers going through acquisitions within our customer base that disrupted the day to day business and delays in new programs. Gross margin as a percentage of net sales declined to 25.7% during fiscal 2016 as compared to 26.2% during fiscal 2015, primarily due to the devaluation of the Euro.

Net sales for Canvys decreased 11.5% to $24.6 million during fiscal 2015, from $27.9 million during fiscal 2014. Sales in the North America and European OEM markets were down due to delays in new programs which had a loss of several customers that concluded programs. Gross margin as a percentage of net sales declined to 26.2% during fiscal 2015 as compared to 27.2% during fiscal 2014, primarily due to the devaluation of the euro and increased engineering and freight costs.

Healthcare

Net Sales for Healthcare increased 98.2% to $13.0 million during fiscal 2016, from $6.6 million during fiscal 2015. The acquisition of IMES during fiscal 2016 resulted in $7.6 million in sales, however sales in the Picture Archiving and Communication Systems (PACS) display market were down $1.2 million driven by budget concerns and a difficult capital market for hospitals. Gross margin as a percentage of net sales increased to 44.0% during fiscal year 2016, compared to 24.1% during fiscal year 2015. This increase is primarily due to the significantly higher gross margins of the IMES business acquired during fiscal 2016.

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

Sales by Geographic Area

On a geographic basis, our sales are categorized by destination: North America; Europe; Asia/Pacific; Latin America; and Other.

Net sales by geographic area and percent change for fiscal 2016, 2015, and 2014 were as follows (in thousands):

Net Sales	FY 2016	FY 2015	FY 2014	FY16 vs. FY15 % Change	FY15 vs. FY14 % Change
North America	$66,365	$59,742	$57,137	11.1%	4.6%
Asia/Pacific	24,564	24,605	24,069	(0.2%)	2.2%
Europe	44,634	44,425	47,610	0.5%	(6.7%)
Latin America	6,347	8,275	8,936	(23.3%)	(7.4%)
Other (1)	106	(90)	208	(217.8%)	(143.3%)
Total	$142,016	$136,957	$137,960	3.7%	(0.7%)

Gross profit by geographic area and percent of geographic net sales for fiscal 2016, 2015, and 2014 were as follows (in thousands):

Gross Profit (Loss)	FY 2016		FY 2015		FY 2014
North America	$23,506	35.4%	$20,352	34.1%	$18,905	33.1%
Asia/Pacific	8,212	33.4%	7,967	32.4%	7,849	32.6%
Europe	13,541	30.3%	14,051	31.6%	15,506	32.6%
Latin America	2,397	37.8%	3,082	37.2%	3,231	36.2%
Other (1)	(2,821)		(4,314)		(4,477)
Total	$44,835	31.6%	$41,138	30.0%	$41,014	29.7%

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

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses (“SG&A”) increased during fiscal 2016 to $51.6 million from $49.2 million during fiscal 2015. SG&A as a percentage of sales from continuing operations, increased to 36.4% during fiscal 2016 from 35.9% during fiscal 2015. The increase in SG&A was due to $5.0 million related to IMES and additional investments in our Richardson Healthcare business to support its growth and $0.7 million in for PMT to support the power conversion growth initiatives, partially offset by decreases of $1.9 million in IT services, $0.9 million in our other support functions, and $0.5 million in Canvys.

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

Impairment of Goodwill

The Company reported $6.3 million of goodwill on its balance sheet as of May 28, 2016. The results of our goodwill impairment tests as of February 28, 2016, indicated that the balance of goodwill reported, entirely attributed to the acquisition of IMES completed during the first quarter of fiscal 2016, was not impaired.

The Company did not have any goodwill on its balance sheet as of May 30, 2015, and May 31, 2014. The results of our goodwill impairment tests as of March 1, 2014, our measurement date, indicated that the balance of goodwill reported, entirely attributed to our PMT reporting unit, was fully impaired. The goodwill impairment test revealed that there was no implied goodwill value as of the measurement date. As a result, we recorded a pre-tax goodwill impairment charge of $1.7 million during fiscal year 2014. Additionally, a $0.4 million tax benefit was recorded related to the goodwill impairment.

Other Income/Expense

Other income/expense was income of $0.3 million during fiscal 2016, compared to income of $1.1 million during fiscal 2015. Fiscal 2016 includes $0.6 million of investment income, partially offset by $0.2 million of foreign exchange losses. Fiscal 2015 includes $1.0 million of investment income. Other income of $3.5 million during fiscal 2014 included an antitrust class action lawsuit settlement of $2.5 million and $1.0 million of investment income. Our foreign exchange gains and losses are primarily due to the translation of U.S. dollars held in non-U.S. entities. We currently do not utilize derivative instruments to manage our exposure to foreign currency.

Income Tax Provision (Benefit)

Our income tax provision from continuing operations during fiscal year 2016 was $0.5 million. Our income tax benefit for fiscal year 2015 and fiscal year 2014 was $1.5 million and $0.3 million, respectively. The effective income tax rates for continuing operations during fiscal 2016, 2015, and 2014, were 8.8%, (20.9)%, and (47.0)%, respectively. The difference between the effective tax rates as compared to the U.S. federal statutory rate of 34% during 2016, 2015, and 2014 is primarily driven by the impact of recording a valuation allowance against all of our U.S. state and federal net deferred tax assets, changes in our geographical distribution of income (loss), repatriation of foreign earnings, and our recording of uncertain tax positions with respect to ASC 740-30, Income Taxes - Other Considerations or Special Areas ("ASC 740-30").

As of May 28, 2016, we had approximately $5.7 million of net deferred tax assets for federal net operating loss ("NOL") carryforwards, compared to $3.0 million as of May 30, 2015. Net deferred tax assets for domestic state NOL carryforwards amounted to approximately $2.7 million, compared to $2.4 million during fiscal year 2015. Net deferred tax assets related to foreign NOL carryforwards totaled approximately $0.6 million with various or indefinite expiration dates. The amount of net deferred tax assets related to foreign NOL carryforwards was the same as the fiscal year 2015. We also have a net deferred tax asset of $0.3 million related to foreign tax credit carryforwards as of May 28, 2016 and May 30, 2015. The changes in balances from prior year for the federal NOL carryforwards is driven by current year forecast taxable losses. We do not have any alternative minimum tax credit carryforward as of May 28, 2016.

We have historically determined that certain undistributed earnings of our foreign subsidiaries, to the extent of cash available, will be repatriated to the U.S. Accordingly, we have provided a deferred tax liability totaling $6.7 million and $4.8 million as of May 28, 2016 and May 30, 2015, respectively, on foreign earnings of $48.7 million and $38.2 million, respectively. The increase year over year primarily relates to the change in management’s assertion for RELL China. As of the fourth quarter of fiscal 2016, we changed our assertion to no longer be permanently reinvested in China. In addition, as of May 28, 2016, $5.7 million of cumulative positive earnings of some of our foreign subsidiaries are still considered permanently reinvested pursuant to ASC 740-30, Income Taxes - Other Considerations or Special Areas (“ASC 740-30”). Due to various tax attributes that are continuously changing, it is not practicable to determine what, if any, tax liability might exist if such earnings were to be repatriated.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant component of objective evidence evaluated was the cumulative income or loss incurred in each jurisdiction over the three-year period ended May 28, 2016. Such objective evidence limits the ability to consider subjective evidence such as future income projections. We considered other positive evidence in determining the need for a valuation allowance in the U.S. including the repatriation of foreign earnings which we do not consider permanently reinvested in certain of our foreign subsidiaries. The weight of this positive evidence is not sufficient to outweigh other negative evidence in evaluating our need for a valuation allowance in the U.S. jurisdiction.

As of May 28, 2016, a valuation allowance of $5.9 million has been established to record only the portion of the deferred tax asset that will more likely than not be realized. There has been an increase in the valuation allowance from May 30, 2015 in the amount of $0.7 million. The valuation allowance on deferred tax assets in foreign jurisdictions relates to jurisdictions where historical taxable losses have been incurred. We also recorded a valuation allowance for all domestic federal and state net deferred tax assets considering the significant cumulative losses in the U.S. jurisdiction, the reversal of the deferred tax liability for foreign earnings, and no forecast of additional U.S. income. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth.

Income taxes paid, including foreign estimated tax payments, were $0.7 million, $0.5 million, and $2.1 million, during fiscal 2016, 2015, and 2014, respectively.

In the normal course of business, we are subject to examination by taxing authorities throughout the world. Generally, years prior to fiscal 2006 are closed for examination under the statute of limitation for U.S. federal, U.S. state and local, or non-U.S. tax jurisdictions. We are under examination in the state of Illinois for fiscal years 2012 and 2013. We are currently under examination in Thailand for fiscal years 2008 through 2011 and France for fiscal years 2013 through 2015. Our primary foreign tax jurisdictions are Germany and the Netherlands. After the closure of the Germany tax audit for fiscal years 2009 through 2011, we have tax years open in Germany beginning in fiscal 2012 and the Netherlands beginning in fiscal 2010.

The uncertain tax positions from continuing operations as of May 28, 2016 and May 30, 2015, totaled $0.1 million. We record penalties and interest relating to uncertain tax positions in the income tax expense line item within the unaudited consolidated statements of comprehensive income (loss). It is not expected that there will be a change in the unrecognized tax benefits within the next 12 months.

Discontinued Operations

During fiscal year 2011, we completed the sale of the assets primarily used or held for use in, and certain liabilities of our RF, Wireless, and Power Division (“RFPD”), as well as certain other Company assets, including our information technology assets, to Arrow Electronics, Inc. (“Arrow”) in exchange for $238.8 million (“the Transaction”). In accordance with Accounting Standards Codification (“ASC”) 205-20, Presentation of Financial Statements - Discontinued Operations (“ASC 205-20”), we reported the financial results of RFPD as a discontinued operation. Refer to Note 5 “Discontinued Operations” of the notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

Financial Summary - Discontinued Operations

Summary financial results for fiscal 2016, 2015, and 2014 are presented in the following table (in thousands):

	Fiscal 2016	Fiscal 2015	Fiscal 2014
Net sales	$—	$—	$402
Gross loss (1)	—	—	(330)
Selling, general, and administrative expenses (2)	—	—	215
Income tax provision (benefit) (3)	—	31	(375)
Loss from discontinued operations, net of tax	—	(31)	(170)

Notes:

(1)	Gross loss for fiscal year 2014 includes unabsorbed manufacturing labor and overhead expenses related to the Manufacturing Agreement with RFPD which ended March 1, 2014.
(2)	Selling, General and Administrative expenses in fiscal year 2014 related primarily to professional fees for tax audits resulting from the Transaction.
(3)	The income tax provision for fiscal year 2015 was the result of an income tax audit as a result of the Transaction. The income tax benefits in fiscal year 2014 relates to the reversal of tax reserves.

Liquidity, Financial Position, and Capital Resources

Our growth and cash needs have been primarily financed through income from operations and cash on hand.

Cash and cash equivalents were $60.4 million at May 28, 2016. Investments included CD’s and time deposits, classified as short-term investments were $2.3 million and long-term investments were $7.8 million including equity securities of $0.6 million. Cash and investments at May 28, 2016, consisted of $18.1 million in North America, $12.6 million in Europe, $0.7 million in Latin America, and $39.1 million in Asia/Pacific. We plan to repatriate $11.3 million to the U.S. from China during our first quarter of fiscal 2017.

Cash and cash equivalents were $74.5 million at May 30, 2015. Investments included CD’s and time deposits, classified as short-term investments were $23.7 million and long-term investments were $11.5 million including equity securities of $0.6 million. Cash and investments at May 30, 2015, consisted of $51.1 million in North America, $16.6 million in Europe, $0.7 million in Latin America, and $41.3 million in Asia/Pacific.

We believe we will continue to have sufficient liquidity to fund our future growth strategies for our business in the foreseeable future.

Cash Flows from Operating Activities

Negative cash flow from operating activities primarily resulted from our net loss, adjusted for non-cash items, and changes in our operating assets and liabilities.

Operating activities used $13.6 million of cash during fiscal 2016. We had net loss of $6.8 million during fiscal 2016, which included non-cash stock-based compensation expense of $0.5 million associated with the issuance of stock option awards and depreciation and amortization expense of $2.4 million associated with our property and equipment as well as amortization of our intangible assets. Changes in our operating assets and liabilities, net of effects of acquired business, was a use of cash of $9.7 million during fiscal 2016, due primarily to the increase in inventories of $5.2 million, the increase in accounts receivable of $3.5 million, the decrease in our accounts payable of $0.9 million, the decrease in accrued liabilities of $1.0 million, and the decrease in income tax receivable of $0.9 million. The increase, or use of cash, for our inventory was primarily due to purchases related to our power conversion and Healthcare growth initiatives. The decrease in accounts payable is due to larger purchases of fixed assets and inventory primarily related to our Healthcare initiative where shorter payment terms are required. The decrease in accrual liabilities is due primarily to a $0.7 million decrease in our severance accrual.

Operating activities, which include our discontinued operations, used $9.8 million of cash during fiscal 2015. We had net loss of $5.6 million during fiscal 2015, which included non-cash stock-based compensation expense of $0.7 million associated with the issuance of stock option awards primarily to our directors and officers and depreciation and amortization expense of $1.7 million associated with our property and equipment as well as amortization of our intangible assets. Changes in our operating assets and liabilities, net of effects of acquired businesses and foreign exchange, was a $5.0 million use of cash during fiscal 2015. This use of cash is primarily due to increases in our accounts receivable of $4.5 million and inventory purchases of $7.5 million, partially offset by a decrease in our income tax receivable of $2.0 million and an increase in our accounts payable of $4.2 million. The increase in inventory and accounts payable relates to additional purchases to support our engineered solutions and Healthcare growth initiatives. The increase in accounts receivable relate to slower collections during our focus on the implementation of our global IT platform.

Cash Flows from Investing Activities

The cash flow from investing activities has consisted primarily of purchases and maturities of investments and capital expenditures.

Cash provided by investing activities of $8.2 million during fiscal 2016, included proceeds from the maturities of investments of $27.0 million and proceeds from the sale of our building in Spain of $0.4 million, offset by the acquisition of IMES of $12.2 million, purchases of investments of $2.2 million, and $4.8 million in capital expenditures. Capital expenditures relates primarily to our Healthcare growth initiatives and capital for our new IT system.

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

Cash used in financing activities during fiscal 2016 was $8.0 million. This included $5.0 million of cash used to repurchase common stock and $3.1 million in dividends paid, offset by $0.1 million of proceeds from the issuance of common stock from stock option exercises. The repurchase of common stock relates to our share repurchase authorizations. Cash dividends paid of $3.1 million were approved by the Board of Directors.

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

Contractual Obligations

Contractual obligations by expiration period are presented in the table below as of May 28, 2016 (in thousands):

	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years	Total
Lease obligations (1)	$1,599	$3,737	$787	$185	$6,308

(1)	Lease obligations are related to certain warehouse and office facilities under non-cancelable operating leases.

We believe that the existing sources of liquidity, including current cash, will provide sufficient resources to meet known capital requirements and working capital needs for the fiscal year ending May 27, 2017.

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

Allowance for Doubtful Accounts

Our allowance for doubtful accounts includes estimated losses that result from uncollectible receivables. The estimates are influenced by the following: continuing credit evaluation of customers’ financial conditions; aging of receivables, individually and in the aggregate; a large number of customers which are widely dispersed across geographic areas; collectability and delinquency history by geographic area; and the fact that no single customer accounts for more than 10% of net sales. Significant changes in one or more of these considerations may require adjustments affecting net income and net carrying value of accounts receivable. The allowance for doubtful accounts was approximately $0.4 million as of May 28, 2016, and $0.3 million as of May 30, 2015.

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

Inventories

Our worldwide inventories are stated at the lower of cost or market, generally using a weighted-average cost method. Our inventories included approximately $40.0 million of finished goods, $4.4 million of raw materials, and $1.0 million of work-in-progress as of May 28, 2016, as compared to approximately $33.7 million of finished goods, $3.2 million of raw materials, and $1.9 million of work-in-progress as of May 30, 2015.

Provisions for obsolete or slow moving inventories are recorded based upon regular analysis of stock rotation privileges, obsolescence, the exiting of certain market segments, and assumptions about future demand and market conditions. If future demand, changes in the industry, or market conditions differ from management’s estimates, additional provisions may be necessary.

We recorded provisions to our inventory reserves of $0.7 million, $0.2 million, and $0.8 million during fiscal 2016, 2015, and 2014, respectively, which were included in cost of sales. The provisions were primarily for obsolete and slow moving parts. The parts were written down to estimated realizable value.

Goodwill and Other Intangible Assets

We test goodwill for impairment annually and whenever events or circumstances indicate an impairment may have occurred, such as a significant adverse change in the business climate, loss of key personnel or a decision to sell or dispose of a reporting unit.

During the fourth quarter of each fiscal year, our goodwill balances are reviewed for impairment using the third quarter as the measurement date. If after reviewing the totality of events or circumstances as provided in ASU 2011-08 we determine that it is not likely that the fair value of a reporting unit exceeds its carrying amount, then we test for impairment through the application of a fair value based test. We estimate the fair value of each of our reporting units based on projected future operating results, market approach, and discounted cash flows. Projected future operating results and cash flows used for valuation purposes may reflect considerable improvements relative to historical periods with respect to, among other things, revenue growth and operating margins. Although we believe our projected future operating results and cash flows and related estimates regarding fair values are based on reasonable assumptions, historically, projected operating results and cash flows have not always been achieved.

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

Intangible assets are initially recorded at their fair market values determined on quoted market prices in active markets, if available, or recognized valuation models. Intangible assets that have finite useful lives are amortized on a straight-line basis over their useful lives. Our intangible assets represent the fair value for trade name, customer relationships, non-compete agreements, and technology acquired in connection with the acquisitions.

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

New Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is principles based guidance that can be applied to all contracts with customers, enhancing comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. The core principle of the guidance is that entities should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The guidance details the steps entities should apply to achieve the core principle. For public entities, ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period; early adoption is not permitted. We are currently evaluating the impact that the adoption of ASU 2014-09 will have on our financial condition, results of operations and disclosures.

In February 2016, the FASB issued ASU 2016-02, “Leases.” ASU 2016-02 establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the potential impact of the adoption of ASU 2016-02 on the Company’s consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory.” ASU 2015-11 requires inventory within the scope of the ASU (e.g., first-in, first-out (“FIFO”) or average cost) to be measured using the lower of cost and net realizable value. Inventory excluded from the scope of the ASU (i.e., last-in, first-out (“LIFO”) or the retail inventory method) will continue to be measured at the lower of cost or market. The ASU also amends some of the other guidance in Topic 330, “Inventory,” to more clearly articulate the requirements for the measurement and disclosure of inventory. However, those amendments are not intended to result in any changes to current practice. ASU 2015-11 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The adoption of this standard is not expected to have a significant impact on the Company’s consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, eliminating the current requirement for companies to present deferred tax assets and liabilities as current and noncurrent. Instead, companies will be required to classify all deferred tax assets and liabilities as noncurrent. This ASU is effective for annual periods beginning on or after December 15, 2016, including interim periods within those annual periods. The adoption of this guidance will result in a balance sheet reclassification and require related disclosure revisions in the Company’s consolidated financial statements.

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, “Compensation—Stock Compensation: Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 introduces targeted amendments intended to simplify the accounting for stock compensation. Specifically, the ASU requires all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) to be recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity also should recognize excess tax benefits, and assess the need for a valuation allowance, regardless of whether the benefit reduces taxes payable in the current period. That is, off balance sheet accounting for net operating losses stemming from excess tax benefits would no longer be required and instead such net operating losses would be recognized when they arise. Existing net operating losses that are currently tracked off balance sheet would be recognized, net of a valuation allowance if required, through an adjustment to opening retained earnings in the period of adoption. Entities will no longer need to maintain and track an “APIC pool.” The ASU also requires excess tax benefits to be classified along with other income tax cash flows as an operating activity in the statement of cash flows.

In addition, ASU 2016-09 elevates the statutory tax withholding threshold to qualify for equity classification up to the maximum statutory tax rates in the applicable jurisdiction(s). The ASU also clarifies that cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity.

ASU 2016-09 provides an optional accounting policy election (with limited exceptions), to be applied on an entity-wide basis, to either estimate the number of awards that are expected to vest (consistent with existing U.S. GAAP) or account for forfeitures when they occur. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company is currently evaluating the potential impact of the adoption of this standard on the Company’s consolidated financial statements.

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

Our foreign denominated assets and liabilities are cash, accounts receivable, inventory, accounts payable and intercompany receivables and payables, as we conduct business in countries of the European Union, Asia/Pacific and, to a lesser extent, Canada and Latin America. We do manage foreign exchange exposures by using currency clauses in certain sales contracts and we also have local debt to offset asset exposures. We have not used any derivative instruments nor entered into any forward contracts in fiscal 2016, fiscal 2015, or fiscal 2014.

Had the U.S. dollar changed unfavorably 10% against various foreign currencies, foreign denominated net sales would have been lower by an estimated $9.9 million during fiscal 2016, an estimated $9.6 million during fiscal 2015, and an estimated $13.8 million during fiscal 2014. Total assets would have declined by an estimated $6.5 million as of the fiscal year ended May 28, 2016, and an estimated $23.1 million as of the fiscal year ended May 30, 2015, while the total liabilities would have decreased by an estimated $0.9 million as of the fiscal year ended May 28, 2016, and an estimated $0.9 million as of the fiscal year ended May 30, 2015.

The interpretation and analysis of these disclosures should not be considered in isolation since such variances in exchanges rates would likely influence other economic factors. Such factors, which are not readily quantifiable, would likely also affect our operations.

ITEM 8. Financial Statements and Supplementary Data

Richardson Electronics, Ltd.

Audited Consolidated Balance Sheets

(in thousands, except per share amounts)

	May 28, 2016	May 30, 2015
Assets
Current assets:
Cash and cash equivalents	$60,454	$74,535
Accounts receivable, less allowance of $364 and $283	24,928	20,753
Inventories, net	45,422	38,769
Prepaid expenses and other assets	1,758	1,696
Deferred income taxes	1,078	804
Income tax receivable	17	929
Investments - current	2,268	23,692
Total current assets	135,925	161,178
Non-current assets:
Property, plant and equipment, net	12,986	10,081
Goodwill	6,332	—
Intangible assets, net	3,818	743
Non-current deferred income taxes	1,270	1,443
Investments - non-current	7,799	11,549
Total non-current assets	32,205	23,816
Total assets	$168,130	$184,994
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$14,896	$15,768
Accrued liabilities	9,135	10,144
Total current liabilities	24,031	25,912
Non-current liabilities:
Non-current deferred income tax liabilities	1,457	1,209
Other non-current liabilities	967	1,221
Total non-current liabilities	2,424	2,430
Total liabilities	26,455	28,342
Stockholders’ equity
Common stock, $0.05 par value; issued and outstanding 10,703 shares at May 28, 2016, and 11,530 shares at May 30, 2015	535	577
Class B common stock, convertible, $0.05 par value; issued and outstanding 2,141 shares at May 28, 2016, and at May 30, 2015	107	107
Preferred stock, $1.00 par value, no shares issued	—	—
Additional paid-in-capital	58,969	63,252
Common stock in treasury, at cost, no shares at May 28, 2016, and at May 30, 2015	—	—
Retained earnings	79,292	89,141
Accumulated other comprehensive income	2,772	3,575
Total stockholders’ equity	141,675	156,652
Total liabilities and stockholders’ equity	$168,130	$184,994

Richardson Electronics, Ltd.

Audited Consolidated Statements of Comprehensive Income (Loss)

(in thousands, except per share amounts)

	Fiscal Year Ended
	May 28, 2016	May 30, 2015	May 31, 2014
Statements of Comprehensive Income (Loss)
Net sales	$142,016	$136,957	$137,960
Cost of sales	97,181	95,819	96,946
Gross profit	44,835	41,138	41,014
Selling, general, and administrative expenses	51,632	49,229	43,496
Impairment of goodwill	—	—	1,671
Gain on disposal of assets	(244)	(5)	—
Operating loss	(6,553)	(8,086)	(4,153)
Other (income) expense:
Investment/interest income	(562)	(999)	(1,018)
Foreign exchange (gain) loss	212	(185)	84
Proceeds from legal settlement	—	—	(2,547)
Other, net	17	92	(20)
Total other income	(333)	(1,092)	(3,501)
Loss from continuing operations before income taxes	(6,220)	(6,994)	(652)
Income tax provision (benefit)	546	(1,466)	(307)
Loss from continuing operations	(6,766)	(5,528)	(345)
Loss from discontinued operations, net of tax	—	(31)	(170)
Net loss	(6,766)	(5,559)	(515)
Foreign currency translation gain (loss), net of tax	(759)	(6,504)	1,216
Fair value adjustments on investments gain (loss)	(44)	22	30
Comprehensive income (loss)	$(7,569)	$(12,041)	$731
Loss per Common share - Basic:
Loss from continuing operations	$(0.53)	$(0.41)	$(0.03)
Loss from discontinued operations	—	—	(0.01)
Total loss per Common share - Basic:	$(0.53)	$(0.41)	$(0.04)
Loss per Class B common share - Basic:
Loss from continuing operations	$(0.47)	$(0.36)	$(0.02)
Loss from discontinued operations	—	—	(0.01)
Total loss per Class B common share - Basic:	$(0.47)	$(0.36)	$(0.03)
Loss per Common share - Diluted:
Loss from continuing operations	$(0.53)	$(0.41)	$(0.03)
Loss from discontinued operations	—	—	(0.01)
Total loss per Common share - Diluted:	$(0.53)	$(0.41)	$(0.04)
Loss per Class B common share - Diluted:
Loss from continuing operations	$(0.47)	$(0.36)	$(0.02)
Loss from discontinued operations	—	—	(0.01)
Total loss per Class B common share - Diluted:	$(0.47)	$(0.36)	$(0.03)
Weighted average number of shares:
Common shares - Basic	10,908	11,682	11,915
Class B common shares - Basic	2,141	2,151	2,250
Common shares - Diluted	10,908	11,682	11,915
Class B common shares - Diluted	2,141	2,151	2,250
Dividends per common share	$0.240	$0.240	$0.240
Dividends per Class B common share	$0.220	$0.220	$0.220

Richardson Electronics, Ltd.

Audited Consolidated Statements of Cash Flows

(in thousands)

	Fiscal Year Ended
	May 28, 2016	May 30, 2015	May 31, 2014
Operating activities:
Net loss	$(6,766)	$(5,559)	$(515)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	2,381	1,707	1,094
Loss (gain) on sale of investments	1	(27)	(27)
Gain on disposal of assets	(244)	(5)	—
Share-based compensation expense	548	726	759
Deferred income taxes	201	(1,604)	(1,005)
Impairment of goodwill	—	—	1,671
Change in assets and liabilities, net of effect of acquired business:
Accounts receivable	(3,521)	(4,495)	195
Income tax receivable	912	1,959	3,541
Inventories	(5,175)	(7,519)	1,517
Prepaid expenses and other assets	(16)	(888)	96
Accounts payable	(899)	4,207	(2,072)
Accrued liabilities	(1,027)	1,480	(723)
Long-term liabilities-accrued pension	(465)	—	133
Other	486	238	(51)
Net cash (used in) provided by operating activities	(13,584)	(9,780)	4,613
Investing activities:
Cash consideration paid for acquired business	(12,209)	—	(973)
Capital expenditures	(4,813)	(4,737)	(2,781)
Proceeds from sales of assets	402	—	—
Proceeds from maturity of investments	27,026	33,617	342,279
Purchases of investments	(2,151)	(35,550)	(331,023)
Proceeds from sales of available-for-sale securities	268	227	176
Purchases of available-for-sale securities	(268)	(227)	(176)
Other	(20)	(248)	98
Net cash provided by (used in) investing activities	8,235	(6,918)	7,600
Financing activities:
Repurchase of common stock	(5,015)	(3,945)	(8,739)
Proceeds from issuance of common stock	142	324	190
Cash dividends paid	(3,079)	(3,260)	(3,341)
Other	(4)	3	37
Net cash used in financing activities	(7,956)	(6,878)	(11,853)
Effect of exchange rate changes on cash and cash equivalents	(776)	(4,641)	390
Increase (decrease) in cash and cash equivalents	(14,081)	(28,217)	750
Cash and cash equivalents at beginning of period	74,535	102,752	102,002
Cash and cash equivalents at end of period	$60,454	$74,535	$102,752
Supplemental Disclosure of Cash Flow Information:
Cash paid during the fiscal year for:
Interest	—	—	—
Income taxes	715	495	2,094

Richardson Electronics, Ltd.

Audited Consolidated Statements of Stockholders’ Equity

(in thousands)

	Common	Class B Common	Par Value	Additional Paid In Capital	Common Stock in Treasury	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance June 1, 2013:	12,263	2,491	$738	$73,979	$(105)	$101,816	$8,811	$185,239
Comprehensive income (loss)
Net loss	—	—	—	—	—	(515)	—	(515)
Foreign currency translation	—	—	—	—	—	—	1,216	1,216
Fair value adjustments on investments	—	—	—	—	—	—	30	30
Share-based compensation:
Non-vested restricted stock	—	—	—	18	—	—	—	18
Stock options	—	—	—	741	—	—	—	741
Common stock:
Options exercised	32	—	2	195	—	—	—	197
Cancelled shares	—	(300)	—	—	—	—	—	—
Convert Class B to Common	300	—	—	—	—	—	—	—
Repurchase of common stock	—	—	—	—	(8,739)	—	—	(8,739)
Cancellation of treasury stock	(764)	—	(38)	(8,791)	8,829	—	—	—
Other	4	—	—	(1)	1	(1)	—	(1)
Dividends paid to:
Common ($0.24 per share)	—	—	—	—	—	(2,853)	—	(2,853)
Class B ($0.22 per share)	—	—	—	—	—	(488)	—	(488)
Balance May 31, 2014:	11,835	2,191	$702	$66,141	$(14)	$97,959	$10,057	$174,845
Comprehensive loss
Net loss	—	—	—	—	—	(5,559)	—	(5,559)
Foreign currency translation	—	—	—	—	—	—	(6,504)	(6,504)
Fair value adjustments on investments	—	—	—	—	—	—	22	22
Share-based compensation:
Stock options	—	—	—	726	—	—	—	726
Common stock:
Options exercised	47	—	2	322	—	—	—	324
Convert Class B to Common	50	(50)	—	—	—	—	—	—
Repurchase of common stock	—	—	—	—	(3,945)	—	—	(3,945)
Cancellation of treasury stock	(401)	—	(20)	(3,939)	3,959	—	—	—
Other	(1)	—	—	2	—	1	—	3
Dividends paid to:
Common ($0.24 per share)	—	—	—	—	—	(2,794)	—	(2,794)
Class B ($0.22 per share)	—	—	—	—	—	(466)	—	(466)
Balance May 30, 2015:	11,530	2,141	$684	$63,252	$—	$89,141	$3,575	$156,652
Comprehensive loss
Net loss	—	—	—	—	—	(6,766)	—	(6,766)
Foreign currency translation	—	—	—	—	—	—	(759)	(759)
Fair value adjustments on investments	—	—	—	—	—	—	(44)	(44)
Share-based compensation:
Stock options	—	—	—	548	—	—	—	548
Common stock:
Options exercised	28	—	1	141	—	—	—	142
Repurchase of common stock	—	—	—	—	(5,015)	—	—	(5,015)
Cancellation of treasury stock	(855)	—	(43)	(4,972)	5,015	—	—	—
Other	—	—	—	—	—	(4)	—	(4)
Dividends paid to:
Common ($0.24 per share)	—	—	—	—	—	(2,615)	—	(2,615)
Class B ($0.22 per share)	—	—	—	—	—	(464)	—	(464)
Balance May 28, 2016:	10,703	2,141	$642	$58,969	$—	$79,292	$2,772	$141,675

Notes to Consolidated Financial Statements

(in thousands, except per share amounts)

1.	DESCRIPTION OF THE COMPANY

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

During the first quarter of fiscal 2015, we created a new strategic business unit called Richardson Healthcare (“Healthcare”). Healthcare was previously included in our Canvys business unit. As hospitals remain under pressure to reduce costs while serving a much larger customer base, there is a growing demand for independent sources of high-value replacement parts for diagnostic imaging. Having access to parts that are tested and in stock enables hospitals to terminate expensive service contracts with the Original Equipment Manufacturers (“OEM”) and instead use third party service providers or in-house technicians. With our global infrastructure, technical sales team, and experience servicing the healthcare market, we are well positioned to take advantage of this market opportunity. Over time, our plan is to expand our position from being the leader in power grid tubes to a key player in the high-growth, high-profile healthcare industry.

We have three operating and reportable segments, which we define as follows:

Electron Device Group (“EDG”), renamed Power and Microwave Technologies Group (“PMT”) in July 2015, provides engineered solutions and distributes electronic components to customers in alternative energy, aviation, broadcast, communications, industrial, marine, medical, military, scientific, and semiconductor markets. PMT focuses on various applications including broadcast transmission, CO2 laser cutting, diagnostic imaging, dielectric and induction heating, high energy transfer, high voltage switching, plasma, power conversion, radar, and radiation oncology. PMT also offers its customers technical services for both microwave and industrial equipment.

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

Customer Concentration: One customer represented $3.8 million, or 15%, of our total accounts receivable balance, as of May 28, 2016. This receivable was collected in the first month of our fiscal year 2017. For the fiscal year ended May 30, 2015, the Company did not have any specific customer receivable balance that exceeded 10% of our total accounts receivable.

Supplier Concentration: One of our suppliers represented 11% of our total sales volume as of May 28, 2016, and 17% as of May 30, 2015. The amount owed to this supplier was approximately $2.2 million as of May 28, 2016, and $1.2 million as of May 30, 2015.

2.	BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP for all fiscal years presented.

The consolidated financial statements include our wholly owned subsidiaries. All intercompany transactions and account balances have been eliminated in consolidation.

Our fiscal year 2016 began on May 31, 2015, and ended on May 28, 2016. Unless otherwise noted, all references to a particular year in this document shall mean our fiscal year.

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

Fair Values of Financial Instruments: The fair values of financial instruments are determined based on quoted market prices and market interest rates as of the end of the reporting period. Our financial instruments include investments, accounts receivable, accounts payable, and accrued liabilities. The fair values of these financial instruments approximate carrying values at May 28, 2016, and May 30, 2015.

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

Allowance for Doubtful Accounts: Our allowance for doubtful accounts includes estimated losses that result from uncollectible receivables. The estimates are influenced by the following: continuing credit evaluation of customers’ financial conditions; aging of receivables, individually and in the aggregate; a large number of customers which are widely dispersed across geographic areas; collectability and delinquency history by geographic area; and the fact that no single customer accounts for more than 10% of net sales. Significant changes in one or more of these considerations may require adjustments affecting net income and net carrying value of accounts receivable. The allowance for doubtful accounts was approximately $0.4 million as of May 28, 2016, and $0.3 million as of May 30, 2015.

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

Foreign Currency Translation: Balance sheet items for our foreign entities, included in our consolidated balance sheet are translated into U.S. dollars at end-of-period spot rates. Gains and losses resulting from translation of foreign subsidiary financial statements are credited or charged directly to accumulated other comprehensive income/(loss), a component of stockholders’ equity. Revenues and expenses are translated at the current rate on the date of the transaction. Gains and losses resulting from foreign currency transactions are included in income. Foreign currency translation reflected in our consolidated statements of comprehensive income (loss) was a loss of $0.2 million during fiscal 2016, a gain of $0.2 million during fiscal 2015, and a loss of $0.1 million during fiscal 2014.

Shipping and Handling Fees and Costs: Shipping and handling costs billed to customers are reported as revenue and the related costs are reported as a component of cost of sales.

Inventories: Our worldwide inventories are stated at the lower of cost or market, generally using a weighted-average cost method. Our inventories include approximately $40.0 million of finished goods, $4.4 million of raw materials, and $1.0 million of work-in-progress as of May 28, 2016, as compared to approximately $33.7 million of finished goods, $3.2 million of raw materials, and $1.9 million of work-in-progress as of May 30, 2015. The inventory reserve as of May 28, 2016, was $3.4 million compared to $3.0 million as of May 30, 2015.

Provisions for obsolete or slow moving inventories are recorded based upon regular analysis of stock rotation privileges, obsolescence, the exiting of certain markets, and assumptions about future demand and market conditions. If future demand, changes in the industry, or market conditions differ from management’s estimates, additional provisions may be necessary.

We recorded provisions to our inventory reserves of $0.7 million, $0.2 million, and $0.8 million during fiscal 2016, 2015, and 2014, respectively, which were included in cost of sales from continuing operations. The provisions were principally for obsolete and slow moving parts. The parts were written down to estimated realizable value.

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

Investments: As of May 28, 2016, we have invested in time deposits and certificates of deposit (“CD”) in the amount of $9.5 million. Of this, $2.3 million mature in less than twelve months and $7.2 million mature in greater than twelve months. As of May 30, 2015, we had approximately $34.7 million invested in time deposits and CD’s. Of this, $23.7 million mature in less than twelve months and $10.9 million mature in greater than twelve months. The fair value of these investments is the face value of each time deposit and CD.

We also have investments in equity securities, all of which are classified as available-for-sale and are carried at their fair value based on quoted market prices. Our investments, which are included in non-current assets, had a carrying amount of $0.6 million at May 28, 2016, and $0.6 million at May 30, 2015. Proceeds from the sale of securities were $0.3 million during fiscal 2016 and $0.2 million during fiscal years 2015 and 2014. We reinvested proceeds from the sale of securities, and the cost of the equity securities sold was based on a specific identification method. Gross realized gains and losses on those sales were less than $0.1 million during fiscal years 2016, 2015, and 2014. Net unrealized holding losses during fiscal years 2016, 2015, and 2014, were less than $0.1 million and have been included in accumulated comprehensive income (loss) during its respective fiscal year.

Discontinued Operations: During fiscal year 2011, we completed the sale of the assets primarily used or held for use in, and certain liabilities of, our RF, Wireless and Power Division (“RFPD”), as well as certain other Company assets, including our information technology assets, to Arrow Electronics, Inc. (“Arrow”) in exchange for $238.8 million, (“the Transaction”). In accordance with Accounting Standards Codification (“ASC”) 205-20, Presentation of Financial Statements - Discontinued Operations (“ASC 205-20”), we reported the financial results of RFPD as a discontinued operation.

Goodwill and Other Intangible Assets: We test goodwill for impairment annually and whenever events or circumstances indicates an impairment may have occurred, such as a significant adverse change in the business climate, loss of key personnel or a decision to sell or dispose of a reporting unit.

During the fourth quarter of each fiscal year, our goodwill balances are reviewed for impairment using the third quarter as the measurement date. If after reviewing the totality of events or circumstances as provided in ASU 2011-08 we determine that it is not likely that the fair value of a reporting unit exceeds its carrying amount, then we test for impairment through the application of a fair value based test. We estimate the fair value of each of our reporting units based on projected future operating results, market approach, and discounted cash flows. Projected future operating results and cash flows used for valuation purposes may reflect considerable improvements relative to historical periods with respect to, among other things, revenue growth and operating margins. Although we believe our projected future operating results and cash flows and related estimates regarding fair values are based on reasonable assumptions, historically, projected operating results and cash flows have not always been achieved.

In accordance with ASC 350 “Intangibles - Goodwill and Other”, if indicators of impairment are deemed to be present, we would perform an interim impairment test and any resulting impairment loss would be charged to expense in the period identified.

For annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, Accounting Standards Update (ASU) 2011-08, Testing for Goodwill for Impairment (“ASU 2011-08”) permits an entity to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not likely that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary.

Intangible assets are initially recorded at their fair market values determined on quoted market prices in active markets, if available, or recognized valuation models. Intangible assets that have finite useful lives are amortized over their useful lives and are tested when events or changes in circumstances occur that indicate possible impairment.

Property, Plant and Equipment: Property, plant and equipment are stated at cost, net of accumulated depreciation. Improvements and replacements are capitalized while expenditures for maintenance and repairs are charged to expense as incurred. Provisions for depreciation are computed using the straight-line method over the estimated useful life of the asset. Depreciation expense was approximately $2.0 million, $1.7 million, and $1.0 million during fiscal years 2016, 2015, and 2014, respectively. Property, plant and equipment consist of the following (in thousands):

	May 28, 2016	May 30, 2015
Land and improvements	$1,301	$1,594
Buildings and improvements	19,023	18,883
Computer and communications equipment	6,810	6,774
Construction in progress	2,721	1,218
Machinery and other equipment	8,080	6,562
	$37,935	$35,031
Accumulated depreciation	(24,949)	(24,950)
Property, plant, and equipment, net	$12,986	$10,081

Construction in progress includes $1.6 million related to our Healthcare growth initiatives, $0.9 million for our new IT system, and $0.2 million of other projects. All projects are expected to be completed before the end of fiscal 2017.

Supplemental disclosure information of the estimated useful life of the assets:

Land improvements	10 years
Buildings and improvements	10 - 30 years
Computer and communications equipment	3 - 10 years
Machinery and other equipment	3 - 10 years

We review all property, plant, and equipment for impairment when events or changes in circumstances occur which indicate a possible impairment may exist. We have concluded that our property, plant, and equipment as of May 28, 2016, were not impaired.

Accrued Liabilities: Accrued liabilities consist of the following (in thousands):

	May 28, 2016	May 30, 2015
Compensation and payroll taxes	$4,054	$4,303
Income taxes	0	572
Professional fees	775	885
Deferred revenue	1,879	1,680
Other accrued expenses	2,427	2,704
Accrued Liabilities	$9,135	$10,144

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

Changes in the warranty reserve during fiscal 2016 and 2015 were as follows (in thousands):

Warranty Reserve
Balance at May 31, 2014	$175
Accruals for products sold	116
Utilization	(103)
Balance at May 30, 2015	$188
Accruals for products sold	108
Utilization	(86)
Balance at May 28, 2016	$210

Other Non-Current Liabilities: Other non-current liabilities of $1.0 million at May 28, 2016, and $1.2 million at May 30, 2015, primarily represent employee-benefits obligations in various non-US locations.

Share-Based Compensation: We measure and recognize compensation cost at fair value for all share-based payments, including stock options. We estimate fair value using the Black-Scholes option-pricing model, which requires assumptions such as expected volatility, risk-free interest rate, expected life, and dividends. Compensation cost is recognized using a graded-vesting schedule over the applicable vesting period. Share-based compensation expense totaled approximately $0.5 million during fiscal 2016, $0.7 million during fiscal 2015, and $0.8 million during fiscal 2014.

Stock options granted generally vest over a period of five years and have contractual terms to exercise of 10 years. A summary of stock option activity is as follows (in thousands, except option prices and years):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options Outstanding at June 1, 2013	944	$10.13
Granted	224	11.15
Exercised	(32)	5.84
Forfeited	(54)	11.73
Cancelled	(17)	11.52
Options Outstanding at May 31, 2014	1,065	$10.37
Granted	225	9.92
Exercised	(47)	6.53
Forfeited	(34)	11.42
Cancelled	(72)	11.19
Options Outstanding at May 30, 2015	1,137	$10.35
Granted	122	5.88
Exercised	(28)	5.18
Forfeited	(105)	10.98
Cancelled	(107)	9.97
Options Outstanding at May 28, 2016	1,019	$9.93	6.0	$4
Options Vested at May 28, 2016	602	$10.34	4.6	$4

There were 28,000 stock options exercised during fiscal 2016, with cash received of $0.1 million. The total intrinsic value of options exercised totaled less than $0.1 million during fiscal 2016 and $0.2 million during fiscal 2015 and fiscal 2014. The weighted average fair value of stock option grants was $1.21 during fiscal 2016, $3.71 during fiscal 2015, and $4.53 during fiscal 2014. As of May 28, 2016, total unrecognized compensation costs related to unvested stock options was approximately $1.2 million which is expected to be recognized over the remaining weighted average period of approximately three to four years. The total grant date fair value of stock options vested during fiscal 2016 was $0.6 million.

The fair value of stock options is estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Fiscal Year Ended
	May 28, 2016	May 30, 2015	May 31, 2014
Expected volatility	32.21%	46.12%	49.31%
Risk-free interest rate	1.78%	2.12%	2.03%
Expected lives (years)	6.50	6.47	6.47
Annual cash dividend	$0.24	$0.24	$0.24

The expected volatility assumptions are based on historical experience commensurate with the expected term. The risk-free interest rate is based on the yield of a treasury note with a remaining term equal to the expected life of the stock option.

The expected stock option life assumption is based on the Securities and Exchange Commission’s (“SEC”) guidance in Staff Accounting Bulletin (“SAB”) No. 107 (“SAB No. 107”). On December 21, 2007, the SEC issued SAB No. 110 stating that they will continue to accept SAB No. 107, past the original expiration date of December 31, 2007. For stock options granted during fiscal years 2016, 2015, and 2014, we believe that our historical stock option experience does not provide a reasonable basis upon which to estimate expected term. We utilized the Safe Harbor option, or Simplified Method, to determine the expected term of these options in accordance with SAB No. 107 for options granted. We intend to continue to utilize the Simplified Method for future grants in accordance with SAB No. 110 until such time that we believe that our historical stock option experience will provide a reasonable basis to estimate an expected term.

The following table summarizes information about stock options outstanding at May 28, 2016 (in thousands, except option prices and years):

	Outstanding				Vested
Exercise Price Range	Shares	Weighted Average Exercise Price	Weighted Average Life	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Weighted Average Life	Aggregate Intrinsic Value
$5.03 to $8.58	285	$6.01	5.4	$4	169	$6.10	2.6	$4
$9.48 to $11.14	382	$10.49	7.6	$—	133	$10.65	6.9	$—
$11.50 to $13.76	352	$12.51	4.9	$—	300	$12.59	4.6	$—
Total	1,019	$9.93	6.0	$4	602	$10.34	4.6	$4

As of May 28, 2016, we did not have any unvested restricted shares.

Compensation effects arising from issuing stock awards have been charged against income and recorded as additional paid-in-capital in the consolidated statements of stockholder’s equity during fiscal 2016, 2015, and 2014.

The Employees’ 2011 Long-Term Incentive Compensation Plan authorizes the issuance of up to 1,500,000 shares as incentive stock options, non-qualified stock options, or stock awards. Under this plan, 950,000 shares are reserved for future issuance. The Plan authorizes the granting of stock options at the fair market value at the date of grant. Generally, these options become exercisable over five years and expire up to 10 years from the date of grant.

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

The per share amounts presented in the consolidated statements of comprehensive income (loss) are based on the following (amounts in thousands, except per share amounts):

	For the Fiscal Year Ended
	May 28, 2016		May 30, 2015		May 31, 2014
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Numerator for Basic and Diluted EPS:
Loss from continuing operations	$(6,766)	$(6,766)	$(5,528)	$(5,528)	$(345)	$(345)
Less dividends:
Common stock	2,615	2,615	2,794	2,794	2,853	2,853
Class B common stock	464	464	466	466	488	488
Undistributed losses	$(9,845)	$(9,845)	$(8,788)	$(8,788)	$(3,686)	$(3,686)
Common stock undistributed losses	$(8,367)	$(8,367)	$(7,539)	$(7,539)	$(3,151)	$(3,151)
Class B common stock undistributed losses	(1,478)	(1,478)	(1,249)	(1,249)	(535)	(535)
Total undistributed losses	$(9,845)	$(9,845)	$(8,788)	$(8,788)	$(3,686)	$(3,686)
Loss from discontinued operations	$—	$—	$(31)	$(31)	$(170)	$(170)
Less dividends:
Common stock	2,615	2,615	2,794	2,794	2,853	2,853
Class B common stock	464	464	466	466	488	488
Undistributed losses	$(3,079)	$(3,079)	$(3,291)	$(3,291)	$(3,511)	$(3,511)
Common stock undistributed losses	$(2,615)	$(2,615)	$(2,823)	$(2,823)	$(3,001)	$(3,001)
Class B common stock undistributed losses	(464)	(464)	(468)	(468)	(510)	(510)
Total undistributed losses	$(3,079)	$(3,079)	$(3,291)	$(3,291)	$(3,511)	$(3,511)
Net loss	$(6,766)	$(6,766)	$(5,559)	$(5,559)	$(515)	$(515)
Less dividends:
Common stock	2,615	2,615	2,794	2,794	2,853	2,853
Class B common stock	464	464	466	466	488	488
Undistributed losses	$(9,845)	$(9,845)	$(8,819)	$(8,819)	$(3,856)	$(3,856)
Common stock undistributed losses	$(8,367)	$(8,367)	$(7,565)	$(7,565)	$(3,296)	$(3,296)
Class B common stock undistributed losses	(1,478)	(1,478)	(1,254)	(1,254)	(560)	(560)
Total undistributed losses	$(9,845)	$(9,845)	$(8,819)	$(8,819)	$(3,856)	$(3,856)
Denominator for Basic and Diluted EPS:
Common stock weighted average shares	10,908	10,908	11,682	11,682	11,915	11,915
Class B common stock weighted average shares, and shares under if-converted method for diluted EPS	2,141	2,141	2,151	2,151	2,250	2,250
Effect of dilutive stock options		—		—		—
Denominator for diluted EPS adjusted for weighted average shares and assumed conversions		13,049		13,833		14,165
Loss from continuing operations per share:
Common stock	$(0.53)	$(0.53)	$(0.41)	$(0.41)	$(0.03)	$(0.03)
Class B common stock	$(0.47)	$(0.47)	$(0.36)	$(0.36)	$(0.02)	$(0.02)
Income from discontinued operations per share:
Common stock	$—	$—	$—	$—	$(0.01)	$(0.01)
Class B common stock	$—	$—	$—	$—	$(0.01)	$(0.01)
Net loss per share:
Common stock	$(0.53)	$(0.53)	$(0.41)	$(0.41)	$(0.04)	$(0.04)
Class B common stock	$(0.47)	$(0.47)	$(0.36)	$(0.36)	$(0.03)	$(0.03)

Note: Common stock options that were anti-dilutive and not included in diluted earnings per common share for fiscal 2016, fiscal 2015, and fiscal 2014 were 890; 881; and 489 respectively.

New Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is principles based guidance that can be applied to all contracts with customers, enhancing comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. The core principle of the guidance is that entities should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The guidance details the steps entities should apply to achieve the core principle. For public entities, ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period; early adoption is not permitted. We are currently evaluating the impact that the adoption of ASU 2014-09 will have on our financial condition, results of operations and disclosures.

In February 2016, the FASB issued ASU 2016-02, “Leases.” ASU 2016-02 establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the potential impact of the adoption of ASU 2016-02 on the Company’s consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory.” ASU 2015-11 requires inventory within the scope of the ASU (e.g., first-in, first-out (“FIFO”) or average cost) to be measured using the lower of cost and net realizable value. Inventory excluded from the scope of the ASU (i.e., last-in, first-out (“LIFO”) or the retail inventory method) will continue to be measured at the lower of cost or market. The ASU also amends some of the other guidance in Topic 330, “Inventory,” to more clearly articulate the requirements for the measurement and disclosure of inventory. However, those amendments are not intended to result in any changes to current practice. ASU 2015-11 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The adoption of this standard is not expected to have a significant impact on the Company’s consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, eliminating the current requirement for companies to present deferred tax assets and liabilities as current and noncurrent. Instead, companies will be required to classify all deferred tax assets and liabilities as noncurrent. This ASU is effective for annual periods beginning on or after December 15, 2016, including interim periods within those annual periods. The adoption of this guidance will result in a balance sheet reclassification and require related disclosure revisions in the Company’s consolidated financial statements.

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, “Compensation—Stock Compensation: Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 introduces targeted amendments intended to simplify the accounting for stock compensation. Specifically, the ASU requires all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) to be recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity also should recognize excess tax benefits, and assess the need for a valuation allowance, regardless of whether the benefit reduces taxes payable in the current period. That is, off balance sheet accounting for net operating losses stemming from excess tax benefits would no longer be required and instead such net operating losses would be recognized when they arise. Existing net operating losses that are currently tracked off balance sheet would be recognized, net of a valuation allowance if required, through an adjustment to opening retained earnings in the period of adoption. Entities will no longer need to maintain and track an “APIC pool.” The ASU also requires excess tax benefits to be classified along with other income tax cash flows as an operating activity in the statement of cash flows.

In addition, ASU 2016-09 elevates the statutory tax withholding threshold to qualify for equity classification up to the maximum statutory tax rates in the applicable jurisdiction(s). The ASU also clarifies that cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity.

ASU 2016-09 provides an optional accounting policy election (with limited exceptions), to be applied on an entity-wide basis, to either estimate the number of awards that are expected to vest (consistent with existing U.S. GAAP) or account for forfeitures when they occur. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company is currently evaluating the potential impact of the adoption of this standard on the Company’s consolidated financial statements.

4.	ACQUISITION

On June 15, 2015, Richardson Electronics, Ltd (“the Company”), acquired certain assets of International Medical Equipment and Services, Inc. (“IMES”), for a purchase price of $12.2 million. This includes the purchase of inventory, receivables, fixed assets, and certain other assets of the Company. The Company did not acquire any liabilities of IMES. The total consideration paid excludes transaction costs.

IMES, based in South Carolina, provides reliable, cost-saving solutions worldwide for major brands of CT and MRI equipment. This acquisition positions Richardson Healthcare to provide cost effective diagnostic imaging replacement parts and training to hospitals, diagnostic imaging centers, medical institutions, and independent service organizations. IMES offers an extensive selection of replacement parts, as well as an interactive training center, on-site test bays and experienced technicians who provide 24/7 customer support. Replacement parts are readily available and triple tested to provide peace of mind when uptime is critical. IMES core operations will remain in South Carolina. Richardson Healthcare plans to expand IMES’ replacement parts and training offerings geographically to leverage the Company’s global infrastructure. During the fourth quarter of fiscal 2016, IMES opened up their first foreign location in Amsterdam.

The consideration paid by the Company to IMES at closing was $12.2 million in cash. The following table summarizes the fair values of the assets acquired at the date of the closing of the acquisition (in thousands):

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

Goodwill recognized represents value the Company expects to be created by combining the operations of IMES with the Company’s operations, including the expansion into markets within existing business segments and geographic regions, access to new customers and potential cost savings and synergies.

Goodwill related to the acquisition is deductible for tax purposes.

In connection with the acquisition of IMES, the Company also entered into an Employment, Non-Disclosure, and Non-Compete Agreement (“Employment Agreement”) with Lee A. McIntyre III as the Company’s Executive Vice President, IMES. During the term of his employment, Mr. McIntyre will earn an annual base salary of $300,000. In addition to his base salary, he will be entitled to an annual bonus equal to 20% of the EBITDA of IMES provided that the EBITDA of the business is at least $2.0 million inclusive of the bonus payment. The annual bonus payment will terminate after five years. For fiscal year 2016, Lee McIntyre did not receive a bonus as the minimum EBITDA needed was not achieved.

The following unaudited pro forma information represents the Company’s results of operations as if the acquisitions had occurred as of June 1, 2014:

$ in thousands, except per share amounts	For the year ended May 30, 2015
Net sales	$145,136
Net loss	$(3,666)
Earnings per share:
Common shares - Basic	$(0.27)
Class B common shares - Basic	$(0.24)
Common shares - Diluted	$(0.27)
Class B common shares - Diluted	$(0.24)

The pro forma results have been prepared for informational purposes only and include adjustments to amortize acquired intangible assets with finite life and reflect foregone interest income on cash paid for the acquisitions. These pro forma results do not purport to be indicative of the results of operations that would have occurred had the purchases been made as of the beginning of the periods presented or of the results of operations that may occur in the future. The financial results for the fiscal year ended May 28, 2016, includes the financial results for IMES from June 15, 2015, through May 28, 2016. The financial transactions for IMES from May 31, 2015, through June 14, 2015, were deemed immaterial for illustrating pro forma financial statements. IMES net sales for fiscal 2016 were $7.6 million. The gross profit was $4.4 million, or 57.9% of net sales during fiscal 2016.

5.	DISCONTINUED OPERATIONS

Financial Summary - Discontinued Operations

Summary financial results for fiscal 2016, 2015, and 2014 are presented in the following table (in thousands):

	Fiscal 2016	Fiscal 2015	Fiscal 2014
Net sales	$—	$—	$402
Gross loss(1)	—	—	(330)
Selling, general, and administrative expenses (2)	—	—	215
Income tax provision (benefit) (3)	—	31	(375)
Loss from discontinued operations, net of tax	—	(31)	(170)

Notes:

(1)	Gross loss for fiscal year 2014 includes unabsorbed manufacturing labor and overhead expenses related to the Manufacturing Agreement with RFPD which ended March 1, 2014.
(2)	Selling, General and Administrative expenses in fiscal year 2014 related primarily to professional fees for tax audits resulting from the Transaction.
(3)	The income tax provision for fiscal year 2015 was due to an income tax audit as a result of the Transaction. The income tax benefits in fiscal year 2014 relates to the reversal of tax reserves.

6.	RELATED PARTY TRANSACTION

On June 15, 2015, the Company entered into a lease agreement for the IMES facility with LDL, LLC. The Executive Vice President of IMES, Lee A. McIntyre III (former owner of IMES), has an ownership interest in LDL, LLC. The lease agreement provides for monthly payments over five years with total future minimum lease payments of $0.6 million. Rental expense related to this lease amounted to $0.1 million for the fiscal year ended May 28, 2016. The Company shall be entitled to extend the term of the lease for a period of an additional five years by notifying the landlord in writing of its intention to do so within nine months of the expiration of the initial term.

On October 16, 2014, the Company repurchased 50,000 Class B shares from the Richardson Wildlife Foundation, an Illinois not-for-profit corporation, at a negotiated price of $9.91 per share. Edward Richardson, Chairman and CEO of the Company, also serves as President of the Richardson Wildlife Foundation. These shares were repurchased pursuant to the Company’s share repurchase authorization approved by its Board of Directors. Mr. Richardson filed a Form 4 to record the gifting of his Class B shares.

On August 9, 2013, the Company repurchased 300,000 Class B shares from Mr. Richardson at a negotiated price of $11.50 per share. On May 15, 2013, the Company repurchased 48,925 Class B shares from the Richardson Wildlife Foundation and an additional 200,000 Class B shares from Mr. Richardson at a negotiated price of $11.70 per share. These shares were repurchased pursuant to the Company’s share repurchase authorization approved by its Board of Directors. Mr. Richardson filed a Form 4 to record the gifting or sale of his Class B shares.

7.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

Changes in the carrying value of goodwill are as follows (in thousands):

Goodwill
Balance at May 30, 2015	$—
Premium paid for IMES acquisition	6,332
Balance at May 28, 2016	$6,332

Goodwill is initially recorded based on the premium paid for acquisitions and is subsequently tested for impairment, using the first day of our fourth quarter as the measurement date. We test goodwill for impairment annually and whenever events or circumstances indicates an impairment may have occurred, such as a significant adverse change in the business climate, loss of key personnel or a decision to sell or dispose of a reporting unit. The goodwill balance in its entirety relates to our IMES reporting unit which is included in the Healthcare segment.

In accordance with ASC 350 “Intangibles - Goodwill and Other”, if indicators of impairment are deemed to be present, we would perform an interim impairment test and any resulting impairment loss would be charged to expense in the period identified.

For annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, Accounting Standards Update (ASU) 2011-08, Testing for Goodwill for Impairment (“ASU 2011-08”) permits an entity to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not likely that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary.

We had $6.3 million of goodwill on our balance sheet as of May 28, 2016. In accordance with ASU 2011-08, the results of our goodwill impairment test as of February 28, 2016, indicated that the value of goodwill attributed to our IMES reporting unit, which is included in the Healthcare segment, was not impaired.

Projected future operating results and cash flows used for valuation purposes may, in testing for impairment, reflect considerable improvements relative to historical periods with respect to, among other things, revenue growth and operating margins. Although we believe our projected future operating results and cash flows and related estimates regarding fair values are based on reasonable assumptions, historically, projected operating results and cash flows have not always been achieved.

Intangible Assets

Intangible assets are initially recorded at their fair market values determined on quoted market prices in active markets, if available, or recognized valuation models. Intangible assets that have finite useful lives are amortized over their useful lives and are tested for impairment when events or changes in circumstances occur that indicate possible impairment.

Our intangible assets represent the fair value for trade name, customer relationships, non-compete agreements, and technology acquired in connection with our acquisitions. Intangible assets subject to amortization as well as amortization expense are as follows (in thousands):

	Intangible Assets Subject to Amortization as of
	May 28, 2016	May 30, 2015
Gross Amounts:
Trade Name	$659	$29
Customer Relationships	3,434	948
Non-compete Agreements	177	47
Technology	230	—
Total Gross Amounts	$4,500	$1,024
Accumulated Amortization:
Trade Name	$231	$29
Customer Relationships	374	221
Non-compete Agreements	55	31
Technology	22	—
Total Accumulated Amortization	$682	$281

Net Intangibles	$3,818	$743

We determined that intangible assets were not impaired as of May 28, 2016 on the basis that no adverse events or changes in circumstances were identified that could indicate that the carrying amounts of such assets may not be recoverable.

The amortization expense associated with the intangible assets subject to amortization for the next five years is presented in the following table (in thousands):

Amortization Expense
Fiscal Year
2017	$362
2018	434
2019	246
2020	258
2021	246
Thereafter	2,272
Total amortization expense	$3,818

The amortization expense associated with the intangible assets totaled approximately $0.4 million during fiscal 2016 and $0.1 million during both fiscal 2015 and fiscal 2014. The weighted average number of years of amortization expense remaining is 15.8 years.

8.	LEASE OBLIGATIONS, OTHER COMMITMENTS, AND CONTINGENCIES

We lease certain warehouse and office facilities and office equipment under non-cancelable operating leases. Rent expense from continuing operations for fiscal 2016, 2015, and 2014 was $2.0 million, $1.8 million, and $1.5 million, respectively. Our future lease commitments for minimum rentals, including common area maintenance charges and property taxes during the next five years are as follows (in thousands):

Fiscal Year	Payments
2017	$1,599
2018	1,332
2019	1,282
2020	1,123
2021	645
Thereafter	327

9.	INCOME TAXES

Loss from continuing operations before income taxes includes the following components (in thousands):

	Fiscal Year Ended
	May 28, 2016	May 30, 2015	May 31, 2014
United States	$(7,274)	$(9,287)	$(1,399)
Foreign	1,054	2,293	747
Loss before income taxes	$(6,220)	$(6,994)	$(652)

The provision (benefit) for income taxes for fiscal 2016, 2015, and 2014 consists of the following (in thousands):

	Fiscal Year Ended
	May 28, 2016	May 30, 2015	May 31, 2014
Current:
Federal	$0	$(326)	$214
State	17	14	1
Foreign	441	191	601
Total current	$458	$(121)	$816
Deferred:
Federal	$0	$(1,964)	$(585)
State	0	530	(169)
Foreign	88	89	(369)
Total deferred	$88	$(1,345)	$(1,123)
Income tax provision (benefit)	$546	$(1,466)	$(307)

The differences between income taxes at the U.S. federal statutory income tax rate of 34% and the reported income tax provision (benefit) for fiscal 2016, 2015, and 2014 are summarized as follows:

	Fiscal Year Ended
	May 28, 2016	May 30, 2015	May 31, 2014
Federal statutory rate	34%	34%	34%
Effect of:
State income taxes, net of federal tax benefit	4.2	5.3	14.1
Foreign income inclusion	(0.4)	(1.6)	(10.2)
Foreign taxes at other rates	0.6	4.4	(4.4)
Permanent tax differences	(0.8)	(0.5)	(3.9)
Intercompany items	—	2.2	(11.0)
Compensation items	—	—	(12.7)
Tax reserves	(6.0)	0.8	(7.2)
Additional U.S. tax on undistributed foreign earnings	(32.7)	(0.5)	37.6
Net increase in valuation allowance for deferred tax assets	(11.4)	(27.3)	(3.4)
Return to provision adjustments	3.9	4.0	15.3
Other	(0.2)	0.1	(1.2)
Effective tax rate	(8.8)%	20.9%	47.0%

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Our deferred tax assets and liabilities reflect continuing operations as of May 28, 2016 and May 30, 2015. Significant components are as follows (in thousands):

	Fiscal Year Ended
	May 28, 2016	May 30, 2015
Deferred tax assets:
NOL carryforwards - foreign and domestic	$9,089	$5,960
Inventory valuations	1,141	1,060
Goodwill	798	1,031
Foreign tax credits	304	322
Severance reserve	34	—
Foreign capital loss	1,079	1,073
Other	2,167	1,983
Subtotal	$14,612	$11,429
Valuation allowance - foreign and domestic	(5,871)	(5,158)
Net deferred tax assets after valuation allowance	$8,741	$6,271
Deferred tax liabilities:
Accelerated depreciation	$(973)	$(218)
Tax on undistributed foreign earnings	(6,702)	(4,813)
Other	(175)	(202)
Subtotal	$(7,850)	$(5,233)
Net deferred tax assets	$891	$1,038
Supplemental disclosure of deferred tax assets :
Domestic	$4,190	$3,477
Foreign	$2,549	$2,710
Total	$6,739	$6,187

As of May 28, 2016, we had approximately $5.7 million of net deferred tax assets for federal net operating loss ("NOL") carryforwards, compared to $3.0 million as of May 30, 2015. Net deferred tax assets for domestic state NOL carryforwards amounted to approximately $2.7 million, compared to $2.4 million during fiscal year 2015. Net deferred tax assets related to foreign NOL carryforwards totaled approximately $0.6 million with various or indefinite expiration dates. The amount of net deferred tax assets related to foreign NOL carryforwards was the same as the fiscal year 2015. We also have a net deferred tax asset of $0.3 million related to foreign tax credit carryforwards as of May 28, 2016 and May 30, 2015. The changes in balances from prior year for the federal NOL carryforwards is driven by current year forecast taxable losses. We do not have any alternative minimum tax credit carryforward as of May 28, 2016.

We have historically determined that certain undistributed earnings of our foreign subsidiaries, to the extent of cash available, will be repatriated to the U.S. Accordingly, we have provided a deferred tax liability totaling $6.7 million and $4.8 million as of May 28, 2016 and May 30, 2015, respectively, on foreign earnings of $48.7 million and $38.2 million, respectively. The increase year over year relates to the change in management’s assertion for RELL China. As of the fourth quarter of fiscal year 2016, we changed our assertion to no longer be permanently reinvested in China. In addition, as of May 28, 2016, $5.7 million of cumulative positive earnings of some of our foreign subsidiaries are still considered permanently reinvested pursuant to ASC 740-30, Income Taxes - Other Considerations or Special Areas (“ASC 740-30”). Due to various tax attributes that are continuously changing, it is not practicable to determine what, if any, tax liability might exist if such earnings were to be repatriated.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant component of objective evidence evaluated was the cumulative income or loss incurred in each jurisdiction over the three-year period ended May 28, 2016. Such objective evidence limits the ability to consider subjective evidence such as future income projections. We considered other positive evidence in determining the need for a valuation allowance in the U.S. including the repatriation of foreign earnings which we do not consider permanently reinvested in certain of our foreign subsidiaries. The weight of this positive evidence is not sufficient to outweigh other negative evidence in evaluating our need for a valuation allowance in the U.S. jurisdiction.

As of May 28, 2016, a valuation allowance of $5.9 million has been established to record only the portion of the deferred tax asset that will more likely than not be realized. There has been an increase in the valuation allowance from May 30, 2015 in the amount of $0.7 million. The valuation allowance on deferred tax assets in foreign jurisdictions relates to jurisdictions where historical taxable losses have been incurred. We also recorded a valuation allowance for all domestic federal and state net deferred tax assets considering the significant cumulative losses in the U.S. jurisdiction, the reversal of the deferred tax liability for foreign earnings, and no forecast of additional U.S. income. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth.

Income taxes paid, including foreign estimated tax payments, were $0.7 million, $0.5 million, and $2.1 million, during fiscal 2016, 2015, and 2014, respectively.

In the normal course of business, we are subject to examination by taxing authorities throughout the world. Generally, years prior to fiscal 2006 are closed for examination under the statute of limitation for U.S. federal, U.S. state and local, or non-U.S. tax jurisdictions. We are under examination in the state of Illinois for fiscal years 2012 and 2013. We are currently under examination in Thailand for fiscal years 2008 through 2011 and France for fiscal years 2013 and 2015. Our primary foreign tax jurisdictions are Germany and the Netherlands. After the closure of the Germany tax audit for fiscal years 2009 through 2011, we have tax years open in Germany beginning in fiscal 2012 and the Netherlands beginning in fiscal 2010.

The uncertain tax positions from continuing operations as of May 28, 2016 and May 30, 2015, totaled $0.1 million. We record penalties and interest relating to uncertain tax positions in the income tax expense line item within the unaudited consolidated statements of income and comprehensive income. It is not expected that there will be a change in the unrecognized tax benefits within the next 12 months. The following table summarizes the activity related to the unrecognized tax benefits (in thousands):

	Fiscal Year Ended
	May 28, 2016	May 30, 2015
Unrecognized tax benefits, beginning of period	$2,000	$161
Increase in positions taken in prior period	299	2,000
Decrease in positions due to settlements	(299)	(161)
Unrecognized tax benefits, end of period	$2,000	$2,000

Unrecognized tax benefits for continuing and discontinued operations are as follows (in thousands):

	Fiscal Year Ended
	May 28, 2016	May 30, 2015
Continuing operations	$117	$117
Discontinued operations (1)	1,883	1,883
	$2,000	$2,000

(1)	Relates to an amended state income tax return

We record penalties and interest relating to uncertain tax positions in the income tax expense line item within the Consolidated Statements of Comprehensive Income (Loss). Accrued interest and penalties are included within the related tax liability line in the Consolidated Balance Sheets. We have not recorded a liability for interest and penalties as of May 28, 2016, and none were recorded during May 30, 2015.

It is not expected that there will be a change in the unrecognized tax benefits due to the expiration of various statutes of limitations within the next 12 months.

10.	EMPLOYEE BENEFIT PLANS

Employee Profit Sharing Plan: The employee profit sharing plan is a defined contribution profit sharing plan for employees. The profit sharing plan has a 401(k) provision whereby we match 50% of employee contributions up to 4.0% of pay. Charges to expense for matching contributions to this plan were $0.4 million, $0.3 million, and $0.3 million, during fiscal years 2016, 2015, and 2014, respectively.

11.	SEGMENT AND GEOGRAPHIC INFORMATION

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

In accordance with ASC 280-10, Segment Reporting, we have identified three reportable segments: PMT and Canvys, and Healthcare.

Electron Device Group (“EDG”), renamed Power and Microwave Technologies Group (“PMT”) in July 2015, provides engineered solutions and distributes electronic components to customers in alternative energy, aviation, broadcast, communications, industrial, marine, medical, military, scientific, and semiconductor markets. PMT focuses on various applications including broadcast transmission, CO2 laser cutting, diagnostic imaging, dielectric and induction heating, high energy transfer, high voltage switching, plasma, power conversion, radar, and radiation oncology. PMT also offers its customers technical services for both microwave and industrial equipment.

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

The CEO evaluates performance and allocates resources primarily based on the gross profit of each segment.

Operating results by segment are summarized in the following table (in thousands):

	Fiscal Year Ended
	May 28, 2016	May 30, 2015	May 31, 2014
PMT
Net Sales	$105,554	$105,748	$103,274
Gross Profit	33,088	33,098	31,610
Canvys
Net Sales	$23,453	$24,645	$27,857
Gross Profit	6,017	6,457	7,588
Healthcare
Net Sales	$13,009	$6,564	$6,829
Gross Profit	5,730	1,583	1,816

A reconciliation of assets to the relevant consolidated amount is as follows (in thousands):

	May 28, 2016	May 30, 2015
Segment assets	$80,210	$60,200
Cash and cash equivalents	60,454	74,535
Investments - current	2,268	23,692
Other current assets (1)	3,143	3,494
Net property	12,986	10,081
Investments - non-current	7,799	11,549
Other assets - non-current deferred income taxes	1,270	1,443
Total assets	$168,130	$184,994

(1)	Other current assets include miscellaneous receivables, prepaid expenses, and current deferred income taxes.

Assets are not disclosed by reportable segment as the Company does not track assets by reportable segment and certain assets are not specific to any reportable segment.

Capital expenditures for our Healthcare segment during fiscal 2016 were approximately $2.9 million. In addition, we also had capital expenditures during fiscal year 2016 and fiscal year 2015 related to the Company’s new ERP system that are not specific to any particular reportable segment.

Geographic net sales information is primarily grouped by customer destination into five areas: North America; Asia/Pacific; Europe; Latin America; and Other.

Net sales and gross profit by geographic region are summarized in the following table (in thousands):

	Fiscal Year Ended
	May 28, 2016	May 30, 2015	May 31, 2014
Net Sales
North America	$66,365	$59,742	$57,137
Asia/Pacific	24,564	24,605	24,069
Europe	44,634	44,425	47,610
Latin America	6,347	8,275	8,936
Other (1)	106	(90)	208
Total	$142,016	$136,957	$137,960
Gross Profit
North America	$23,506	$20,352	$18,905
Asia/Pacific	8,212	7,967	7,849
Europe	13,541	14,051	15,506
Latin America	2,397	3,082	3,231
Other (1)	(2,821)	(4,314)	(4,477)
Total	$44,835	$41,138	$41,014

(1)	Other primarily includes net sales not allocated to a specific geographical region, unabsorbed value-add costs, and other unallocated expenses.

We sell our products to customers in diversified industries and perform periodic credit evaluations of our customers’ financial condition. Terms are generally on open account, payable net 30 days in North America, and vary throughout Asia/Pacific, Europe, and Latin America. Estimates of credit losses are recorded in the financial statements based on monthly reviews of outstanding accounts.

Net assets by geographic region are summarized in the following table (in thousands):

	Fiscal Year Ended
	May 28, 2016	May 30, 2015	May 31, 2014
Net Assets
North America	$65,832	$76,153	$88,902
Asia/Pacific	42,547	44,602	45,334
Europe	31,495	34,127	38,407
Latin America	1,801	1,770	2,202
Total	$141,675	$156,652	$174,845

The Company has long-lived assets of $16.8 million as of May 28, 2016. The long-lived assets, which include our fixed assets and intangibles, are primarily in the US. There are approximately $1.3 million of long-lived assets that belong to our foreign affiliates.

The Company had depreciation and amortization expense of $2.4 million as of May 28, 2016. The depreciation and amortization, which includes our fixed assets and intangibles, are primarily in the US. There was approximately $0.3 million of depreciation and amortization expense that belong to our foreign affiliates.

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

As of May 28, 2016, we held investments that are required to be measured at fair value on a recurring basis. Our investments consist of time deposits and CDs, where face value is equal to fair value, and equity securities of publicly traded companies for which market prices are readily available.

Investments measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of May 28, 2016 and May 30, 2015, were as follows (in thousands):

	Level 1	Level 2	Level 3
May 28, 2016
Time deposits/CDs	$9,517	$—	$—
Equity securities	550	—	—
Total	$10,067	$—	$—
May 30, 2015
Time deposits/CDs	$34,665	$—	$—
Equity securities	576	—	—
Total	$35,241	$—	$—

14.	VALUATION AND QUALIFYING ACCOUNTS

The following table presents the valuation and qualifying account activity for fiscal year ended May 28, 2016, May 30, 2015, and May 31, 2014, (in thousands):

Description	Balance at beginning of period	Charged to expense		Deductions		Balance at end of period
Year ended May 28, 2016
Allowance for doubtful accounts	$283	$228	(1)	$(147)	(2)	$364
Inventory provisions	2,991	690	(3)	301	(4)	3,380
Year ended May 30, 2015
Allowance for doubtful accounts	$581	$(221)	(1)	$77	(2)	$283
Inventory provisions	3,141	228	(3)	378	(4)	2,991
Year ended May 31, 2014
Allowance for doubtful accounts	$1,092	$114	(1)	$625	(2)	$581
Inventory provisions	2,715	751	(3)	325	(4)	3,141

Notes:

(1)	Charges to bad debt expense, net of bad debt recoveries.
(2)	Uncollectible amounts written off, net of recoveries and foreign currency translation.
(3)	Charges to cost of sales. Included in fiscal 2016 are inventory write-downs of $0.3 million for PMT and $0.3 million for Canvys, and less than $0.1 million for Healthcare.
(4)	Inventory disposed of or sold, net of foreign currency translation.

15.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Description	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2016
Net sales	$37,071	$34,086	$31,291	$39,568
Gross profit	11,262	10,435	9,750	13,388
Loss from continuing operations	(1,399)	(2,286)	(2,926)	(155)
Income (loss) from discontinued operations	—	—	—	—
Net loss	(1,399)	(2,286)	(2,926)	(155)
Loss from continuing operations
Common stock - basic	$(0.10)	$(0.18)	$(0.23)	$(0.01)
Class B common stock - basic	$(0.10)	$(0.16)	$(0.21)	$(0.01)
Common stock - diluted	$(0.10)	$(0.18)	$(0.23)	$(0.01)
Class B common stock - diluted	$(0.10)	$(0.16)	$(0.21)	$(0.01)
Net loss
Common stock - basic	$(0.10)	$(0.18)	$(0.23)	$(0.01)
Class B common stock - basic	$(0.10)	$(0.16)	$(0.21)	$(0.01)
Common stock - diluted	$(0.10)	$(0.18)	$(0.23)	$(0.01)
Class B common stock - diluted	$(0.10)	$(0.16)	$(0.21)	$(0.01)
Fiscal 2015
Net sales	$34,699	$33,841	$33,471	$34,946
Gross profit	10,658	10,462	9,800	10,218
Loss from continuing operations	(83)	(1,144)	(2,198)	(2,103)
Income (loss) from discontinued operations	—	87	—	(118)
Net loss	(83)	(1,057)	(2,198)	(2,221)
Loss from continuing operations
Common stock - basic	$(0.01)	$(0.08)	$(0.16)	$(0.16)
Class B common stock - basic	$(0.01)	$(0.07)	$(0.15)	$(0.13)
Common stock - diluted	$(0.01)	$(0.08)	$(0.16)	$(0.16)
Class B common stock - diluted	$(0.01)	$(0.07)	$(0.15)	$(0.13)
Income (loss) from discontinued operations
Common stock - basic	$—	$0.01	$—	$(0.01)
Class B common stock - basic	$—	$0.01	$—	$(0.01)
Common stock - diluted	$—	$0.01	$—	$(0.01)
Class B common stock - diluted	$—	$0.01	$—	$(0.01)
Net loss
Common stock - basic	$(0.01)	$(0.07)	$(0.16)	$(0.17)
Class B common stock - basic	$(0.01)	$(0.06)	$(0.15)	$(0.14)
Common stock - diluted	$(0.01)	$(0.07)	$(0.16)	$(0.17)
Class B common stock - diluted	$(0.01)	$(0.06)	$(0.15)	$(0.14)

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Richardson Electronics, Ltd.

LaFox, Illinois

We have audited the accompanying consolidated balance sheets of Richardson Electronics, Ltd. as of May 28, 2016 and May 30, 2015 and the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the two years in the period ended May 28, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Richardson Electronics, Ltd. at May 28, 2016 and May 30, 2015, and the results of its operations and its cash flows for each of the two years in the period ended May 28, 2016, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Richardson Electronics, Ltd.’s internal control over financial reporting as of May 28, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated July 29, 2016, expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Chicago, Illinois

July 29, 2016

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Richardson Electronics, Ltd.

LaFox, Illinois

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

/s/ Ernst & Young LLP

Chicago, Illinois

July 25, 2014 except for note 6 and note 11, as to which the date is July 27, 2015

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Richardson Electronics, Ltd.

LaFox, Illinois

We have audited Richardson Electronics, Ltd.’s internal control over financial reporting as of May 28, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Richardson Electronics, Ltd.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Richardson Electronics, Ltd. maintained, in all material respects, effective internal control over financial reporting as of May 28, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Richardson Electronics, Ltd. as of May 28, 2016 and May 30, 2015 and the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the two years in the period ended May 28, 2016 and our report dated July 29, 2016 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Chicago, Illinois

July 29, 2016

ITEM 9A.  CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of May 28, 2016. Disclosure controls and procedures are intended to provide reasonable assurance that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of May 28, 2016.

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

Under the supervision of the Chief Executive Officer and Chief Financial Officer, management conducted an assessment of the effectiveness of our internal control over financial reporting as of May 28, 2016, based on the framework in the Internal Control-Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that assessment, management has concluded that the Company’s internal control over financial reporting was effective as of May 28, 2016.

Management’s assessment of the effectiveness of our internal control over financial reporting as of May 28, 2016, has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

ITEM 9B.   OTHER INFORMATION

None

Results of Operation and Financial Condition and Declaration of Dividend

On July 20, 2016, we issued a press release reporting results for our fourth quarter and fiscal year ended May 28, 2016, and the declaration of a quarterly cash dividend. A copy of the press release is furnished as Exhibit 99.1 to this Form 10-K and incorporated by reference herein.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Information concerning directors and executive officers of the registrant will be contained in our Proxy Statement to be issued in connection with our Annual Meeting of Stockholders scheduled to be held on October 4, 2016, and is incorporated herein by reference.

ITEM 11. Executive Compensation

Information concerning executive compensation will be contained in our Proxy Statement to be issued in connection with our Annual Meeting of Stockholders scheduled to be held on October 4, 2016, and is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management will be contained in our Proxy Statement to be issued in connection with our Annual Meeting of Stockholders scheduled to be held on October 4, 2016, and is incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth information as of May 28, 2016, with respect to compensation plans under which equity securities are authorized for issuance:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Per Share Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity Compensation Plans Approved by Security Holders	995,375		$9.86		949,542
Equity Compensation Plans Not Approved by Security Holders	23,564	(1)	$12.95	(1)	—
Total	1,018,939		$9.93		949,542

(1)	Options issued in 1987 pursuant to an employment contract with a former officer and director of Richardson Electronics, Ltd.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Information concerning certain relationships and related transactions will be contained in our Proxy Statement to be issued in connection with our Annual Meeting of Stockholders scheduled to be held on October 4, 2016, and is incorporated herein by reference.

ITEM 14. Principal Accountant Fees and Services

Information concerning accountant fees and services will be contained in our Proxy Statement to be issued in connection with our Annual Meeting of Stockholders scheduled to be held on October 4, 2016, and is incorporated herein by reference.

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

	Signature	Title	Date

By:	/s/ Edward J. Richardson	Chairman of the Board, Chief Executive Officer	July 29, 2016
	Edward J. Richardson	(Principal Executive Officer), President, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Edward J. Richardson	Chairman of the Board, Chief Executive Officer (Principal Executive Officer), President, and Director	July 29, 2016
Edward J. Richardson

/s/ Robert J. Ben	Chief Financial Officer (Principal Financial Officer)	July 29, 2016
Robert J. Ben

/s/ James M. Dudek Jr.	Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	July 29, 2016
James M. Dudek Jr.

/s/ Paul J. Plante	Director	July 29, 2016
Paul J. Plante

/s/ Jacques Belin	Director	July 29, 2016
Jacques Belin

/s/ James Benham	Director	July 29, 2016
James Benham

/s/ Kenneth Halverson	Director	July 29, 2016
Kenneth Halverson

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(a)	List of Documents Filed as a Part of This Report:

	(1)	Index to Consolidated Financial Statements:

Consolidated Balance Sheets as of May 28, 2016, and May 30, 2015.

Consolidated Statements of Comprehensive Income (Loss) for each of the three years ended May 28, 2016, May 30, 2015, and May 31, 2014.

Consolidated Statements of Cash Flows for each of the three years ended May 28, 2016, May 30, 2015, and May 31, 2014.

Consolidated Statements of Stockholders’ Equity for each of the three years ended May 28, 2016, May 30, 2015, and May 31, 2014.

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

Exhibit Number	Description

2(a)	Purchase Agreement between the Company and International Medical Equipment & Services, Inc. dated June 15, 2015 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 17, 2015).

3(a)	Restated Certificate of Incorporation of the Company, (incorporated by reference to the Company’s Registration Statement on Form S-4, Registration No. 33-8696, dated November 13, 1986).

3(b)	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 3, 2011).

3(c)	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 15, 2012).

3(d)	Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to Annex III of the Proxy Statement filed August 22, 2014

10(a) †	Richardson Electronics, Ltd. 2011 Long-Term Incentive Plan (incorporated by reference to Annex A to the Company’s Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on August 23, 2011).

Amendment to the Richardson Electronics, Ltd. 2011 Long-Term Incentive Plan (incorporated by reference to Annex II to the Company’s Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on August 28, 2014).

10(e) †	Edward J. Richardson Incentive Compensation Plan (incorporated by reference to Appendix F to the Company’s Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on September 14, 2007).

10(e)(i) †	Amended and Restated Edward J. Richardson Incentive Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A, filed with the SEC on August 30, 2012).

10(f) †	Richardson Electronics, Ltd. 2006 Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit A to the Company’s Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on September 12, 2005).

10(g) †	Employment, Nondisclosure and Non-Compete Agreement, dated June 1, 2004, by and between the Company and Wendy Diddell (incorporated by reference to Exhibit 10.47 to the Company’s Amendment No. 4 to the Registration Statement on Form S-1, Registration No. 333-113568, filed June 14, 2004).

10(g)(i) †	First Amendment to Employment, Nondisclosure and Non-Compete Agreement, dated May 31, 2007, by and between the Company and Wendy Diddell (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 6, 2007).

10(h) †	Employment, Nondisclosure and Non-Compete Agreement, dated October 24, 2007, by and between the Company and Kathleen Dvorak (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 25, 2007).

10(j) †	Employment, Nondisclosure and Non-Compete Agreement dated June 26, 2014, by and between the Company and Gregory J. Peloquin (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on June 27, 2014).

10(k) †	Form of Non-Qualified Stock Option Agreement issued under the Richardson Electronics, Ltd. Employees’ 2001 Incentive Compensation Plan (incorporated by reference to Exhibit 10(o) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2008).

10(n)	Acquisition Agreement, dated October 1, 2010, among Richardson Electronics, Ltd., certain subsidiaries of Richardson Electronics, Ltd. and Arrow Electronics, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 1, 2010).

Exhibit Number	Description

10(o)(i)	Amendment No. 1 to Acquisition Agreement, dated February 28, 2011, between Richardson Electronics, Ltd., and Arrow Electronics, Inc. (incorporated by reference to Exhibit 10(q)(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 28, 2011).

10(p) †	Employment, Nondisclosure and Non-compete Agreement between the Company and Lee A. McIntyre III dated June 15, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 17, 2015).

10(q) †	Employment, Nondisclosure and Non-Compete Agreement between the Company and Robert J. Ben dated as of August 4, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 7, 2015.

14	Corporate Code of Conduct (incorporated by reference to and Form 8-K filed on June 4, 2012).

21	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm - BDO USA, LLP.

23.1 (a)	Consent of Independent Registered Public Accounting Firm - Ernst & Young LLP.

31.1	Certification of Edward J. Richardson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed pursuant to Part I).

31.2	Certification of Robert J. Ben pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed pursuant to Part I).

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed pursuant to Part I).

99.1	Press release, dated July 20, 2016.

101	The following financial information from our Annual Report on Form 10-K for the fourth quarter and fiscal year ended May 28, 2016, filed with the SEC on July 29, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Audited Consolidated Balance Sheet as of May 28, 2016, (ii) the Audited Consolidated Statements of Income and Comprehensive Income (Loss) for the three months and 12 months ended May 28, 2016, (iii) the Audited Consolidated Statements of Cash Flows for the three and 12 months ended May 28, 2016, (iv) the Audited Consolidated Statement of Stockholder’s Equity as of May 28, 2016, and (v) Notes to Audited Consolidated Financial Statements.

†	Executive Compensation Plan or Agreement

