Form 10-Q
period 2016-08-27
RICHARDSON ELECTRONICS LTD/DE
filed 2016-10-06
CIK 355948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 27, 2016

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

As of October 3, 2016, there were outstanding 10,702,932 shares of Common Stock, $0.05 par value and 2,140,631 shares of Class B Common Stock, $0.05 par value, which are convertible into Common Stock of the registrant on a share for share basis.

PART I.	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

Richardson Electronics, Ltd.

Consolidated Balance Sheets

(in thousands, except per share amounts)

	Unaudited	Audited
	August 27, 2016	May 28, 2016
Assets
Current assets:
Cash and cash equivalents	$57,488	$60,454
Accounts receivable, less allowance of $380 and $364	21,545	24,928
Inventories, net	45,187	45,422
Prepaid expenses and other assets	1,744	1,758
Deferred income taxes	—	1,078
Income tax receivable	30	17
Investments - current	6,392	2,268
Total current assets	132,386	135,925
Non-current assets:
Property, plant and equipment, net	14,425	12,986
Goodwill	6,332	6,332
Intangible assets, net	3,714	3,818
Non-current deferred income taxes	1,304	1,270
Investments - non-current	2,410	7,799
Total non-current assets	28,185	32,205
Total assets	$160,571	$168,130
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	12,581	14,896
Accrued liabilities	8,000	9,135
Total current liabilities	20,581	24,031
Non-current liabilities:
Non-current deferred income tax liabilities	237	1,457
Other non-current liabilities	1,196	967
Total non-current liabilities	1,433	2,424
Total liabilities	22,014	26,455
Stockholders’ equity
Common stock, $0.05 par value; issued and outstanding 10,703 shares at August 27, 2016, and at May 28, 2016	535	535
Class B common stock, convertible, $0.05 par value; issued and outstanding 2,141 shares at August 27, 2016, and at May 28, 2016	107	107
Preferred stock, $1.00 par value, no shares issued	—	—
Additional paid-in-capital	59,072	58,969
Common stock in treasury, at cost, no shares at August 27, 2016, and at May 28, 2016	—	—
Retained earnings	75,685	79,292
Accumulated other comprehensive income	3,158	2,772
Total stockholders’ equity	138,557	141,675
Total liabilities and stockholders’ equity	$160,571	$168,130

Richardson Electronics, Ltd.

Unaudited Consolidated Statements of Comprehensive Loss

(in thousands, except per share amounts)

	Three Months Ended
	August 27, 2016	August 29, 2015
Statements of Comprehensive Loss
Net sales	$33,373	$37,071
Cost of sales	23,133	25,809
Gross profit	10,240	11,262
Selling, general, and administrative expenses	12,327	12,267
Gain on disposal of assets	—	(1)
Operating loss	(2,087)	(1,004)
Other (income) expense:
Investment/interest income	(11)	(191)
Foreign exchange loss	278	182
Other, net	(1)	36
Total other expense	266	27
Loss before income taxes	(2,353)	(1,031)
Income tax provision	497	368
Net loss	(2,850)	(1,399)
Foreign currency translation gain (loss), net of tax	379	(503)
Fair value adjustments on investments gain (loss)	7	(60)
Comprehensive loss	$(2,464)	$(1,962)
Loss per share:
Common shares - Basic	$(0.23)	$(0.10)
Class B common shares - Basic	$(0.20)	$(0.10)
Common shares - Diluted	$(0.23)	$(0.10)
Class B common shares - Diluted	$(0.20)	$(0.10)
Weighted average number of shares:
Common shares - Basic	10,703	11,486
Class B common shares - Basic	2,141	2,141
Common shares - Diluted	10,703	11,486
Class B common shares - Diluted	2,141	2,141
Dividends per common share	$0.060	$0.060
Dividends per Class B common share	$0.054	$0.054

Richardson Electronics, Ltd.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended
	August 27, 2016	August 29, 2015
Operating activities:
Net loss	$(2,850)	$(1,399)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	715	485
Gain on sale of investments	(2)	(11)
Gain on disposal of assets	—	(1)
Share-based compensation expense	103	90
Deferred income taxes	(158)	1
Change in assets and liabilities, net of effect of acquired business:
Accounts receivable	3,555	(2,525)
Income tax receivable	(13)	548
Inventories	411	(593)
Prepaid expenses and other assets	41	(581)
Accounts payable	(2,338)	(1,521)
Accrued liabilities	(1,144)	(804)
Non-current deferred income tax liabilities	—	228
Long-term liabilities-accrued pension	—	(465)
Other	5	35
Net cash used in operating activities	(1,675)	(6,513)
Investing activities:
Cash consideration paid for acquired business	—	(12,209)
Capital expenditures	(2,064)	(984)
Proceeds from maturity of investments	1,465	18,350
Proceeds from sales of available-for-sale securities	88	100
Purchases of available-for-sale securities	(88)	(100)
Other	(3)	60
Net cash (used in) provided by investing activities	(602)	5,217
Financing activities:
Repurchase of common stock	—	(3,308)
Cash dividends paid	(758)	(806)
Other	—	(4)
Net cash used in financing activities	(758)	(4,118)
Effect of exchange rate changes on cash and cash equivalents	69	(695)
Decrease in cash and cash equivalents	(2,966)	(6,109)
Cash and cash equivalents at beginning of period	60,454	74,535
Cash and cash equivalents at end of period	$57,488	$68,426

Richardson Electronics, Ltd.

Unaudited Consolidated Statement of Stockholders’ Equity

(in thousands)

	Common	Class B Common	Par Value	Additional Paid In Capital	Common Stock in Treasury	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance May 28, 2016:	10,703	2,141	$642	$58,969	$—	$79,292	$2,772	$141,675
Comprehensive loss
Net loss	—	—	—	—	—	(2,850)	—	(2,850)
Foreign currency translation	—	—	—	—	—	—	379	379
Fair value adjustments on investments	—	—	—	—	—	—	7	7
Share-based compensation:
Stock options	—	—	—	103	—	—	—	103
Dividends paid to:
Common ($0.06 per share)	—	—	—	—	—	(641)	—	(641)
Class B ($0.054 per share)	—	—	—	—	—	(116)	—	(116)
Balance August 27, 2016:	10,703	2,141	$642	$59,072	$—	$75,685	$3,158	$138,557

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

We have three operating and reportable segments, which we define as follows:

Power and Microwave Technologies Group (“PMT”) combines our core engineered solutions, power grid and microwave tube business with new RF and power technologies. As a manufacturer and authorized distributor, PMT’s strategy is to provide specialized technical expertise and engineered solutions based on our core engineering and manufacturing capabilities. We provide solutions and add value through design-in support, systems integration, prototype design and manufacturing, testing, logistics, and aftermarket technical service and repair—all through our existing global infrastructure. PMT’s focus is on products for power, RF and microwave applications for customers in alternative energy, aviation, broadcast, communications, industrial, marine, medical, military, scientific, and semiconductor markets. PMT focuses on various applications including broadcast transmission, CO2 laser cutting, diagnostic imaging, dielectric and induction heating, high energy transfer, high voltage switching, plasma, power conversion, radar, and radiation oncology. PMT also offers its customers technical services for both microwave and industrial equipment.

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

Our fiscal quarter ends on the Saturday nearest the end of the quarter-ending month. The first three months of fiscal 2017 and 2016 contained 13 weeks, respectively.

In the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results of interim periods have been made. All inter-company transactions and balances have been eliminated. The unaudited consolidated financial statements presented herein include the accounts of our wholly owned subsidiaries. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The results of our operations for the three months ended August 27, 2016, are not necessarily indicative of the results that may be expected for the fiscal year ending May 27, 2017.

The financial information contained in this report should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended May 28, 2016, that we filed on July 29, 2016.

3.  CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Inventories: Our consolidated inventories are stated at the lower of cost or market, generally using a weighted-average cost method. Our inventories include approximately $39.7 million of finished goods, $4.4 million of raw materials, and $1.1 million of work-in-progress as of August 27, 2016, as compared to approximately $40.0 million of finished goods, $4.4 million of raw materials, and $1.0 million of work-in-progress as of May 28, 2016.

At this time, we do not anticipate any material risks or uncertainties related to possible future inventory write-downs. Provisions for obsolete or slow moving inventories are recorded based upon regular analysis of stock rotation privileges, obsolescence, the exiting of certain markets, and assumptions about future demand and market conditions. If future demand, changes in the industry, or market conditions differ from management’s estimates, additional provisions may be necessary. Inventory reserves were approximately $3.4 million as of August 27, 2016, and as of May 28, 2016.

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

Intangible Assets: Intangible assets are initially recorded at their fair market values determined on quoted market prices in active markets, if available, or recognized valuation models. Intangible assets that have finite useful lives are amortized over their useful lives either on a straight-line basis or over their projected future cash flows and are tested for impairment when events or changes in circumstances occur that indicate possible impairment.

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

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes.” ASU 2015-17 eliminates the prior US GAAP guidance in Topic 740, Income Taxes, that required an entity to separate deferred tax liabilities and assets between current and noncurrent amounts in a classified balance sheet. The amendments in ASU 2015-17 require that all deferred tax liabilities and assets of the same tax jurisdiction or a tax filing group, as well as any related valuation allowance, be offset and presented as a single noncurrent amount in a classified balance sheet. ASU 2015-17 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. In order to simplify presentation of deferred tax balances, the Company adopted this standard prospectively in the quarter ended August 27, 2016. Periods prior to August 27, 2016 were not retrospectively adjusted.

Accrued Liabilities: Accrued liabilities consist of the following (in thousands):

	August 27, 2016	May 28, 2016
Compensation and payroll taxes	$3,510	$4,054
Professional fees	406	775
Deferred revenue	1,831	1,879
Other accrued expenses	2,253	2,427
Accrued Liabilities	$8,000	$9,135

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

IMES, based in South Carolina, provides reliable, cost-saving solutions worldwide for major brands of CT and MRI equipment. This acquisition positions Richardson Healthcare to provide cost effective diagnostic imaging replacement parts and training to hospitals, diagnostic imaging centers, medical institutions, and independent service organizations. IMES offers an extensive selection of replacement parts, as well as an interactive training center, on-site test bays and experienced technicians who provide 24/7 customer support. Replacement parts are readily available and triple tested to provide peace of mind when uptime is critical. IMES core operations have remained in South Carolina. Richardson Healthcare plans to expand IMES’ replacement parts and training offerings geographically to leverage the Company’s global infrastructure. During the fourth quarter of fiscal 2016, IMES opened up their first foreign location in Amsterdam.

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

In connection with the acquisition of IMES, the Company also entered into an Employment, Non-Disclosure, and Non-Compete Agreement (“Employment Agreement”) with Lee A. McIntyre III as the Company’s Executive Vice President, IMES. During the term of his employment, Mr. McIntyre will earn an annual base salary of $300,000. In addition to his base salary, he will be entitled to an annual bonus equal to 20% of the EBITDA of IMES provided that the EBITDA of the business is at least $2.0 million inclusive of the bonus payment. The annual bonus payment will terminate after five years. For fiscal year 2016, Mr. McIntyre did not receive a bonus as the minimum EBITDA needed was not achieved.

The financial results for the three months ended August 29, 2015, includes the financial results for IMES from June 15, 2015, through August 29, 2015. The financial transactions for IMES from May 31, 2015, through June 14, 2015, were deemed immaterial for illustrating pro forma financial statements.

5.  GOODWILL AND INTANGIBLE ASSETS

The carrying value of goodwill was $6.3 million as of August 27, 2016, and May 28, 2016.

Goodwill is initially recorded based on the premium paid for acquisitions and is subsequently tested for impairment, using the first day of our fourth quarter as the measurement date. We test goodwill for impairment annually and whenever events or circumstances indicates an impairment may have occurred, such as a significant adverse change in the business climate, loss of key personnel or a decision to sell or dispose of a reporting unit. The goodwill balance in its entirety relates to our IMES reporting unit which is included in our Healthcare segment.

Intangible assets are initially recorded at their fair market values determined on quoted market prices in active markets, if available, or recognized valuation models. Intangible assets that have finite useful lives are amortized over their useful lives either on a straight-line basis or over their projected future cash flows and are tested for impairment when events or changes in circumstances occur that indicate possible impairment.

Our intangible assets represent the fair value for trade name, customer relationships, non-compete agreements, and technology acquired in connection with our acquisitions. Intangible assets subject to amortization are as follows (in thousands):

	Intangible Assets Subject to Amortization as of
	August 27, 2016	May 28, 2016
Gross Amounts:
Trade Name	$659	$659
Customer Relationships(1)	3,403	3,434
Non-compete Agreements	177	177
Technology	230	230
Total Gross Amounts	$4,469	$4,500
Accumulated Amortization:
Trade Name	$283	$231
Customer Relationships	380	374
Non-compete Agreements	60	55
Technology	32	22
Total Accumulated Amortization	$755	$682

Net Intangibles	$3,714	$3,818

(1)	Change from prior periods reflect impact of foreign currency translation.

The amortization expense associated with the intangible assets subject to amortization for the next five years is presented in the following table (in thousands):

Fiscal Year	Amortization Expense
Remaining 2017	$270
2018	432
2019	245
2020	257
2021	245
Thereafter	2,265
Total amortization expense	$3,714

The weighted average number of years of amortization expense remaining is 16.1 years.

6.  INVESTMENTS

As of August 27, 2016, we had approximately $8.2 million invested in time deposits and certificates of deposit (“CD”). Of these, $6.4 million mature in less than twelve months and $1.8 million mature in more than twelve months. The fair value of these investments is equal to the face value of each time deposit and CD.

As of May 28, 2016, we have invested in time deposits and certificates of deposit (“CD”) in the amount of $9.5 million. Of this, $2.3 million mature in less than twelve months and $7.2 million mature in greater than twelve months. The fair value of these investments is the face value of each time deposit and CD.

We also have investments in equity securities, all of which are classified as available-for-sale and are carried at their fair value based on quoted market prices. Our investments, which are included in non-current assets, had a carrying amount of $0.6 million as of August 27, 2016, and May 28, 2016. Proceeds from the sale of securities were $0.1 million during the first quarter of fiscal 2017 and fiscal 2016. We reinvested proceeds from the sale of securities, and the cost of the equity securities sold was based on a specific identification method. Gross realized gains on those sales were less than $0.1 million during the first quarter of fiscal 2017 and fiscal 2016. Net unrealized holding gains of less than $0.1 million during the first quarter of fiscal 2017 and loss of $0.1 million during the first quarter of fiscal 2016, have been included in accumulated other comprehensive income.

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

Warranty reserves are established for costs that are expected to be incurred after the sale and delivery of products under warranty. Warranty reserves are included in accrued liabilities on our consolidated balance sheets. The warranty reserves are determined based on known product failures, historical experience, and other available evidence. Warranty reserves were approximately $0.2 million as of August 27, 2016, and as of May 28, 2016.

8.  LEASE OBLIGATIONS, OTHER COMMITMENTS, AND CONTINGENCIES

We lease certain warehouse and office facilities and office equipment under non-cancelable operating leases. Rent expense during the first three months of fiscal 2017 and fiscal 2016 was $0.5 million. Our future lease commitments for minimum rentals, including common area maintenance charges and property taxes during the next five years are as follows (in thousands):

Fiscal Year	Payments
Remaining 2017	$1,256
2018	1,344
2019	1,288
2020	1,126
2021	809
Thereafter	470

9.  INCOME TAXES

We recorded an income tax provision of $0.5 million and $0.4 million for the first three months of fiscal 2017 and the first three months of fiscal 2016, respectively. The effective income tax rate during the first three months of fiscal 2017 was a tax provision of (21.1%), as compared to a tax provision of (35.7%) during the first three months of fiscal 2016. The difference in rate during the first three months of fiscal 2017, as compared to the first three months of fiscal 2016, reflects the impact of changes in our geographical distribution of income (loss), the recording of provision to return true-ups of various foreign jurisdictions, and our positions with respect to ASC 740-30, Income Taxes - Other Considerations or Special Areas (“ASC 740-30”). The (21.1%) effective income tax rate differs from the federal statutory rate of 34.0% as a result of our geographical distribution of income (loss), the recording of various provision to return true-ups in foreign jurisdictions, the increase in uncertain tax positions as a result of an income tax audit in France, and the recording of a valuation allowance against the increase in our U.S. state and federal net deferred tax assets.

During the first quarter of fiscal year 2017, we completed a distribution of cash from our Chinese entity to our U.S. parent company which consisted of a return of capital for $10.0 million and a dividend of $1.3 million. The impact on our income taxes recorded during the first quarter of fiscal 2017 was an increase to our foreign tax credits deferred tax asset of approximately $3.6 million, a decrease to the U.S. federal net operating loss deferred tax asset of $4.8 million, and a decrease to our deferred tax liability for earnings considered permanently reinvested of $1.2 million. In connection with the cash repatriation, we recorded and paid approximately $0.1 million of withholding tax.

In the normal course of business, we are subject to examination by taxing authorities throughout the world. Generally, years prior to fiscal 2006 are closed for examination under the statute of limitation for U.S. federal, U.S. state and local, or non-U.S. tax jurisdictions. We are also currently under examination in France (fiscal 2013 through 2015) and Thailand (fiscal 2008 through 2011). We are under examination in the state of Illinois for fiscal years 2012 and 2013. Our primary foreign tax jurisdictions are Germany and the Netherlands. We have tax years open in Germany beginning in fiscal 2012 and the Netherlands beginning in fiscal 2010.

We have historically determined that certain undistributed earnings of our foreign subsidiaries, to the extent of cash available, will be repatriated to the U.S. Accordingly, we have provided a deferred tax liability totaling $5.5 million as of August 27, 2016, on foreign earnings of $38.2 million. The change from year end May 28, 2016 of a deferred tax liability totaling $6.7 million on foreign earnings of $48.7 million relates to reclassification of a deferred tax liability to an actual tax recognition of a dividend paid from China in the first quarter of fiscal 2017, thereby reducing the deferred tax liability and also reducing gross U.S. deferred tax assets fully offset by a valuation allowance.  In addition, as of August 27, 2016, the approximate $5.7 million balance of cumulative positive earnings of some of our foreign subsidiaries from May 28, 2016 has not significantly changed and is still considered permanently reinvested pursuant to ASC 740-30. Due to various tax attributes that are continuously changing, it is not practicable to determine what, if any, tax liability might exist if such earnings were to be repatriated.

As of August 27, 2016, our worldwide liability, from continuing operations, for uncertain tax positions was $0.2 million, excluding interest and penalties, as compared to $0.1 million of liabilities for uncertain tax positions as of May 28, 2016. The increase in uncertain tax positions relate to the French tax audit. We record penalties and interest relating to uncertain tax positions in the income tax expense line item within the unaudited consolidated statements of loss. It is not expected that there will be a change in the unrecognized tax benefits within the next 12 months.

The valuation allowance against the net deferred tax assets that will more likely than not be realized was $5.9 million as of May 28, 2016. The valuation allowance against the net deferred tax assets has increased to $7.1 million as of August 27, 2016 for additional domestic federal and state net deferred tax assets generated during the first quarter of fiscal year 2017 due to additional losses in the U.S. jurisdiction. A full valuation allowance on the U.S. and state deferred tax assets will be maintained until sufficient positive evidence related to sources of future taxable income exists to support a reversal of the valuation allowance. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth.

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

The earnings per share (“EPS”) presented in our unaudited consolidated statements of comprehensive loss are based on the following amounts (in thousands, except per share amounts):

	For the Three Months Ended
	August 27, 2016		August 29, 2015
	Basic	Diluted	Basic	Diluted
Numerator for Basic and Diluted EPS:
Net loss	$(2,850)	$(2,850)	$(1,399)	$(1,399)
Less dividends:
Common stock	641	641	690	690
Class B common stock	116	116	116	116
Undistributed losses	$(3,607)	$(3,607)	$(2,205)	$(2,205)
Common stock undistributed losses	$(3,057)	$(3,057)	$(1,888)	$(1,888)
Class B common stock undistributed losses	(550)	(550)	(317)	(317)
Total undistributed losses	$(3,607)	$(3,607)	$(2,205)	$(2,205)
Denominator for basic and diluted EPS:
Common stock weighted average shares	10,703	10,703	11,486	11,486
Class B common stock weighted average shares, and shares under if-converted method for diluted EPS	2,141	2,141	2,141	2,141
Effect of dilutive securities
Dilutive stock options		—		—
Denominator for diluted EPS adjusted for weighted average shares and assumed conversions		12,844		13,627
Net loss per share:
Common stock	$(0.23)	$(0.23)	$(0.10)	$(0.10)
Class B common stock	$(0.20)	$(0.20)	$(0.10)	$(0.10)

Note: Common stock options that were anti-dilutive and not included in diluted earnings per common share for the first quarter of fiscal 2017 and fiscal 2016 were 838 and 888, respectively.

11.  SEGMENT REPORTING

In accordance with ASC 280-10, Segment Reporting, we have identified three operating and reportable segments as follows:

Power and Microwave Technologies Group (“PMT”) combines our core engineered solutions, power grid and microwave tube business with new RF and power technologies. As a manufacturer and authorized distributor, PMT’s strategy is to provide specialized technical expertise and engineered solutions based on our core engineering and manufacturing capabilities. We provide solutions and add value through design-in support, systems integration, prototype design and manufacturing, testing, logistics, and aftermarket technical service and repair—all through our existing global infrastructure. PMT’s focus is on products for power, RF and microwave applications for customers in alternative energy, aviation, broadcast, communications, industrial, marine, medical, military, scientific, and semiconductor markets. PMT focuses on various applications including broadcast transmission, CO2 laser cutting, diagnostic imaging, dielectric and induction heating, high energy transfer, high voltage switching, plasma, power conversion, radar, and radiation oncology. PMT also offers its customers technical services for both microwave and industrial equipment.

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

The CEO evaluates performance and allocates resources primarily based on the gross profit of each segment.

Operating results by segment are summarized in the following table (in thousands):

	Three Months Ended
	August 27, 2016	August 29, 2015
PMT
Net Sales	$25,381	$27,195
Gross Profit	7,455	8,138

Canvys
Net Sales	$4,620	$6,681
Gross Profit	1,348	1,709

Healthcare
Net Sales	$3,372	$3,195
Gross Profit	1,437	1,415

Geographic net sales information is primarily grouped by customer destination into five areas: North America; Asia/Pacific; Europe; Latin America; and Other.

Net sales and gross profit by geographic region are summarized in the following table (in thousands):

	Three Months Ended
	August 27, 2016	August 29, 2015
Net Sales
North America	$13,049	$17,792
Asia/Pacific	7,655	6,132
Europe	10,264	11,358
Latin America	2,390	1,607
Other (1)	15	182
Total	$33,373	$37,071
Gross Profit
North America	$4,885	$6,199
Asia/Pacific	2,558	1,956
Europe	3,029	3,341
Latin America	917	625
Other (1)	(1,149)	(859)
Total	$10,240	$11,262

(1)	Other includes primarily net sales not allocated to a specific geographical region, unabsorbed value-add costs, and other unallocated expenses.

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

As of August 27, 2016, and May 28, 2016, we held investments that are required to be measured at fair value on a recurring basis. Our investments consist of time deposits and CDs, where face value is equal to fair value, and equity securities of publicly traded companies for which market prices are readily available.

Investments measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of August 27, 2016, and May 28, 2016, were as follows (in thousands):

Level 1
August 27, 2016
Time deposits/CDs	$8,239
Equity securities	563
Total	$8,802
May 28, 2016
Time deposits/CDs	$9,517
Equity securities	550
Total	$10,067

14.  Related Party Transaction

On June 15, 2015, the Company entered into a lease agreement for the IMES facility with LDL, LLC. The Executive Vice President of IMES, Lee A. McIntyre III, has an ownership interest in LDL, LLC.  The lease agreement provides for monthly payments over five years with total future minimum lease payments of $0.6 million.  Rental expense related to this lease amounted to less than $0.1 million for the three months ended August 27, 2016, and August 29, 2015.  The Company shall be entitled to extend the term of the lease for a period of an additional five years by notifying the landlord in writing of its intention to do so within nine months of the expiration of the initial term.

15.  Subsequent event

In September of fiscal 2017, we executed a plan to reduce our workforce as part of our cost savings initiatives to permanently decrease fixed operating costs. As a result, we will be recording approximately $1.3 million of severance expense during the second quarter of fiscal 2017.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this report may constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. The terms “may,” “should,” “could,” “anticipate,” “believe,” “continues,” “estimate,” “expect,” “intend,” “objective,” “plan,” “potential,” “project” and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. These statements are based on management’s current expectations, intentions or beliefs and are subject to a number of factors, assumptions and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Factors that could cause or contribute to such differences or that might otherwise impact the business include the risk factors set forth in Item 1A, of our Annual Report on Form 10-K filed on July 29, 2016. We undertake no obligation to update any such factor or to publicly announce the results of any revisions to any forward-looking statements contained herein whether as a result of new information, future events or otherwise.

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

INTRODUCTION

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to assist the reader in better understanding our business, results of operations, financial condition, changes in financial condition, critical accounting policies and estimates, and significant developments. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes appearing elsewhere in this filing. This section is organized as follows:

•	Business Overview – a brief synopsis of our Company for the periods ended August 27, 2016, and August 29, 2015.

•	Results of Operations – an analysis and comparison of our consolidated results of operations for the three month periods ended August 27, 2016, and August 29, 2015, as reflected in our consolidated statements of comprehensive loss.

•	Liquidity, Financial Position, and Capital Resources – a discussion of our primary sources and uses of cash for the three month periods ended August 27, 2016, and August 29, 2015, and a discussion of changes in our financial position.

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

We have three operating and reportable segments which we define as follows:

Power and Microwave Technologies Group (“PMT”) combines our core engineered solutions, power grid and microwave tube business with new RF and power technologies. As a manufacturer and authorized distributor, PMT’s strategy is to provide specialized technical expertise and engineered solutions based on our core engineering and manufacturing capabilities. We provide solutions and add value through design-in support, systems integration, prototype design and manufacturing, testing, logistics, and aftermarket technical service and repair—all through our existing global infrastructure. PMT’s focus is on products for power, RF and microwave applications for customers in alternative energy, aviation, broadcast, communications, industrial, marine, medical, military, scientific, and semiconductor markets. PMT focuses on various applications including broadcast transmission, CO2 laser cutting, diagnostic imaging, dielectric and induction heating, high energy transfer, high voltage switching, plasma, power conversion, radar, and radiation oncology. PMT also offers its customers technical services for both microwave and industrial equipment.

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

We currently have operations in North America, Asia/Pacific, Europe, and Latin America.

RESULTS OF OPERATIONS

Financial Summary – Three Months Ended August 27, 2016

•	Net sales for the first quarter of fiscal 2017 were $33.4 million, a decrease of 10.0%, compared to net sales of $37.1 million during the first quarter of fiscal 2016.

•	Gross margin increased to 30.7% during the first quarter of fiscal 2017, compared to 30.4% during the first quarter of fiscal 2016.

•	Selling, general, and administrative expenses were $12.3 million, or 36.9% of net sales, for the first quarter of fiscal 2017, compared to $12.3 million, or 33.1% of net sales, for the first quarter of fiscal 2016.

•	Operating loss during the first quarter of fiscal 2017 was $2.1 million, compared to an operating loss of $1.0 million in the first quarter of fiscal 2016.

•	Net loss during the first quarter of fiscal 2017 was $2.9 million, compared to net loss of $1.4 million, during the first quarter of fiscal 2016.

Net Sales and Gross Profit Analysis

Net sales by segment and percent change for the first quarter of fiscal 2017 and 2016 were as follows (in thousands):

Net Sales	Three Months Ended		FY17 vs. FY16
	August 27, 2016	August 29, 2015	% Change
PMT	$25,381	$27,195	-6.7%
Canvys	4,620	6,681	-30.8%
Healthcare	3,372	3,195	5.5%
Total	$33,373	$37,071	-10.0%

During the first quarter of fiscal 2017 consolidated net sales decreased 10.0% compared to the first quarter of fiscal 2016. Sales for PMT decreased 6.7%, sales for Canvys decreased 30.8%, and sales for Healthcare increased 5.5%. The decline sales for both PMT and Canvys were primarily due to declines in overall demand from key original equipment manufacturers. The increase in Richardson Healthcare was due to an increase in demand for diagnostic imaging replacement parts.

Gross profit by segment and percent change for the first quarter of fiscal 2017 and 2016 were as follows (in thousands):

Gross Profit	Three Months Ended
	August 27, 2016	% of Net Sales	August 29, 2015	% of Net Sales
PMT	$7,455	29.4%	$8,138	29.9%
Canvys	1,348	29.2%	1,709	25.6%
Healthcare	1,437	42.6%	1,415	44.3%
Total	$10,240	30.7%	$11,262	30.4%

Gross profit reflects the distribution and manufacturing product margin less manufacturing variances, inventory obsolescence charges, customer returns, scrap and cycle count adjustments, engineering costs, unabsorbed manufacturing labor and overhead, and other provisions.

Consolidated gross profit decreased to $10.2 million during the first quarter of fiscal 2017, compared to $11.3 million during the first quarter of fiscal 2016. Consolidated gross profit as a percentage of net sales increased to 30.7% during the first quarter of fiscal 2017, from 30.4% during the first quarter of fiscal 2016, primarily due to higher margins in our Canvys business as a result of an improved product and sales mix and higher margins associated with the sale of diagnostic imaging replacement parts in the Healthcare business.

Power and Microwave Technologies Group

PMT net sales decreased 6.7% to $25.4 million during the first quarter of fiscal 2017, from $27.2 million during the first quarter of fiscal 2016.  The decline included sales of Electron devices sold into the marine market, and specialty products manufactured in LaFox which are sold primarily into the semiconductor capital equipment market. The sales decline was partially offset by higher sales of new technology partners in power conversion and RF and microwave component and growth of Electron devices in Laser products and Microwave radar applications. Gross margin as a percentage of net sales decreased to 29.4% during the first quarter of fiscal 2017, as compared to 29.9% during the first quarter of fiscal 2016, due to production shutdown and equipment transfer costs incurred at our Brive, France facility.

Canvys

Canvys net sales decreased 30.8% to $4.6 million during the first quarter of fiscal 2017, from $6.7 million during the first quarter of fiscal 2016 primarily due to a significant decrease in customer demand in our North America market. Gross margin as a percentage of net sales increased to 29.2% during the first quarter of fiscal 2017 as compared to 25.6% during the first quarter of fiscal 2016, due to product mix and lower inbound freight costs.

Healthcare

Healthcare net sales increased 5.5% to $3.4 million during the first quarter of fiscal 2017, from $3.2 million during the first quarter of fiscal 2016 primarily due to increased sales of IMES products. Gross margin as a percentage of net sales decreased to 42.6% during the first quarter of fiscal 2017 as compared to 44.3% during the first quarter of fiscal 2016 due to product mix.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses (“SG&A”) during the first quarter of fiscal 2017 were flat at $12.3 million to the first quarter of fiscal 2016. Decreases in SG&A of $0.4 million in support functions and $0.1 million in Canvys were offset by an increase of $0.5 million related to additional investments in our Richardson Healthcare segment to support its expected growth.

Other Income/Expense

Other income/expense was $0.3 million of expense during the first quarter of fiscal 2017, compared to expense of less than $0.1 million during the first quarter of fiscal 2016. Other income/expense during the first quarter of fiscal 2017 included $0.3 million of foreign exchange losses. Other income/expense during the first quarter of fiscal 2016 included $0.2 million of investment and interest income offset by $0.2 million of foreign exchange losses. Our foreign exchange gains and losses are primarily due to the translation of U.S. dollars held in non-U.S. entities. We currently do not utilize derivative instruments to manage our exposure to foreign currency.

Income Tax Provision

We recorded an income tax provision of $0.5 million and $0.4 million for the first three months of fiscal 2017 and the first three months of fiscal 2016, respectively. The effective income tax rate during the first three months of fiscal 2017 was a tax provision of (21.1%), as compared to a tax provision of (35.7%) during the first three months of fiscal 2016. The difference in rate during the first three months of fiscal 2017, as compared to the first three months of fiscal 2016, reflects the impact of changes in our geographical distribution of income (loss), the recording of provision to return true-ups of various foreign jurisdictions, and our positions with respect to ASC 740-30, Income Taxes - Other Considerations or Special Areas (“ASC 740-30”). The (21.1%) effective income tax rate differs from the federal statutory rate of 34.0% as a result of our geographical distribution of income (loss), the recording of various provision to return true-ups in foreign jurisdictions, the increase in uncertain tax positions as a result of an income tax audit in France, and the recording of a valuation allowance against the increase in our U.S. state and federal net deferred tax assets.

In the normal course of business, we are subject to examination by taxing authorities throughout the world. Generally, years prior to fiscal 2006 are closed for examination under the statute of limitation for U.S. federal, U.S. state and local, or non-U.S. tax jurisdictions. We are also currently under examination in France (fiscal 2013 through 2015) and Thailand (fiscal 2008 through 2011). We are under examination in the state of Illinois for fiscal years 2012 and 2013. Our primary foreign tax jurisdictions are Germany and the Netherlands. We have tax years open in Germany beginning in fiscal 2012 and the Netherlands beginning in fiscal 2010.

Net Loss and Per Share Data

Net loss during the first quarter of fiscal 2017 was $2.9 million, or ($0.23) per diluted common share and ($0.20) per Class B diluted common share, as compared to net loss of $1.4 million during the first quarter of fiscal 2016, or ($0.10) per diluted common share and ($0.10) per Class B diluted common share.

LIQUIDITY, FINANCIAL POSITION, AND CAPITAL RESOURCES

Our growth and cash needs have been primarily financed through income from operations and cash on hand.

Cash and cash equivalents for the first quarter ended August 27, 2016, were $57.5 million. Investments included CDs and time deposits classified as short-term investments were $6.4 million and long-term investments were $2.4 million, including equity securities of $0.6 million. Cash and investments at August 27, 2016, consisted of $25.6 million in North America, $11.7 million in Europe, $1.0 million in Latin America, and $28.0 million in Asia/Pacific. During the first quarter of fiscal 2017, we completed a cash repatriation of $11.3 million, which included a return of capital and dividend from our Chinese entity to our U.S. parent company.

Cash and cash equivalents were $60.4 million at May 28, 2016. Investments included CD’s and time deposits, classified as short-term investments were $2.3 million and long-term investments were $7.8 million, including equity securities of $0.6 million. Cash and investments at May 28, 2016, consisted of $18.1 million in North America, $12.6 million in Europe, $0.7 million in Latin America, and $39.1 million in Asia/Pacific.

Cash Flows from Operating Activities

The cash used in operating activities primarily resulted from our net loss, adjusted for non-cash items, and changes in our operating assets and liabilities.

Operating activities used $1.7 million of cash during the first quarter of fiscal 2017. We had net loss of $2.9 million during the first quarter of fiscal 2017, which included non-cash stock-based compensation expense of $0.1 million associated with the issuance of stock option awards and depreciation and amortization expense of $0.7 million associated with our property and equipment as well as amortization of our intangible assets. Changes in our operating assets and liabilities during the first quarter of fiscal 2017, net of foreign currency exchange gains and losses, included decreases in receivables and inventories of $3.6 million and $0.4 million, respectively, offset by decreases in our accounts payable and accrued liabilities of $2.3 million and $1.1 million, respectively. The decrease in receivables of $3.6 million was primarily due to the collection of a large receivable during the first quarter of fiscal 2017 that was invoiced during the fourth quarter of fiscal 2016. The inventory decrease was due to terminating our production at our Brive, France facility during the first quarter of fiscal 2017. Decreases in our accounts payable and liabilities were due to timing of payments for some of our larger vendors and also the result of having shorter payment terms for our Richardson Healthcare vendors.

Operating activities used $6.5 million of cash during the first quarter of fiscal 2016. We had net loss of $1.4 million during the first quarter of fiscal 2016, which included non-cash stock-based compensation expense of $0.1 million associated with the issuance of stock option awards and depreciation and amortization expense of $0.5 million associated with our property and equipment as well as amortization of our intangible assets. Changes in our operating assets and liabilities, net of effects of acquired businesses and foreign currency exchange gains and losses, was a use of cash of $5.7 million during the first quarter of fiscal 2016, due primarily to the increase in our accounts receivable of $2.5 million, the decrease in our accounts payable of $1.5 million, the increase in inventories of $0.6 million, the increase in prepaid expenses of $0.6 million, and the decrease in accrued liabilities of $0.8 million.

Cash Flows from Investing Activities

The cash flow from investing activities has consisted primarily of purchases and maturities of investments, capital expenditures, and any business acquisition activity.

Cash used by investing activities of $0.6 million during the first quarter of fiscal 2017, included proceeds from the maturities of investments of $1.5 million, offset by $2.1 million in capital expenditures. Capital expenditures relates primarily to our Healthcare growth initiatives and capital used for our new IT system.

Cash provided by investing activities of $5.2 million during the first quarter of fiscal 2016, included proceeds from the maturities of investments of $18.4 million, offset by the acquisition of IMES of $12.2 million and $1.0 million in capital expenditures. Capital expenditures of $1.0 million relates primarily to our Healthcare growth initiatives.

Our purchases and proceeds from investments consist of time deposits and CDs. Purchasing of future investments may vary from period to period due to interest and foreign currency exchange rates.

Cash Flows from Financing Activities

The cash flow from financing activities primarily consists of repurchases of common stock and cash dividends paid.

Cash used in financing activities of $0.8 million during the first quarter of fiscal 2017, resulted from cash used to pay dividends.

Cash used in financing activities of $4.1 million during the first three months of fiscal 2016, resulted from $3.3 million of cash used to repurchase common stock under our share repurchase authorization and $0.8 million of cash used to pay dividends.

Dividend payments for the first quarter of fiscal 2017 were approximately $0.8 million. All future payments of dividends are at the discretion of the Board of Directors. Dividend payments will depend on earnings, capital requirements, operating conditions, and such other factors that the Board may deem relevant.

We believe that the existing sources of liquidity, including current cash, will provide sufficient resources to meet known capital requirements and working capital needs through the next twelve months.

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

The interpretation and analysis of these disclosures should not be considered in isolation since such variances in exchange rates would likely influence other economic factors. Such factors, which are not readily quantifiable, would likely also affect our operations. Additional disclosure regarding various market risks are set forth in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended May 28, 2016, filed July 29, 2016.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of August 27, 2016.

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

(b)	Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the first quarter of fiscal 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended May 28, 2016, filed July 29, 2016.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 5.	OTHER INFORMATION

Results of Operation and Financial Condition and Declaration of Dividend

On October 5, 2016, we issued a press release reporting results for our first quarter ended August 27, 2016, and the declaration of a cash dividend. A copy of the press release is furnished as Exhibit 99.1 to this Form 10-Q and incorporated by reference herein.

ITEM 6.	EXHIBITS

See exhibit index which is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RICHARDSON ELECTRONICS, LTD.

Date: October 6, 2016	By:	/s/	Robert J. Ben
Robert J. Ben Chief Financial Officer (on behalf of the Registrant and as Principal Financial Officer)

Exhibit Index

(c)	EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to Annex III of the Proxy Statement dated August 19, 2016.

3.2	Amended and Restated By-Laws of the Company, approved by the Company’s board of directors on January 5, 2016.

31.1	Certification of Edward J. Richardson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed pursuant to Part I).

31.2	Certification of Robert J. Ben pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed pursuant to Part I).

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed pursuant to Part I).

99.1	Press release, dated October 5, 2016.

101	The following financial information from our Quarterly Report on Form 10-Q for the first quarter of fiscal 2017, filed with the SEC on October 6, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets as of August 27, 2016, and May 28, 2016, (ii) the Unaudited Consolidated Statements of Comprehensive Loss for the three months ended August 27, 2016, and August 29, 2015, (iii) the Unaudited Consolidated Statements of Cash Flows for the three months ended August 27, 2016, and August 29, 2015, (iv) the Unaudited Consolidated Statement of Stockholder’s Equity as of August 27, 2016, and (v) Notes to Unaudited Consolidated Financial Statements.

