Form 10-Q
period 2017-02-25
RICHARDSON ELECTRONICS LTD/DE
filed 2017-04-06
CIK 355948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 25, 2017

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

As of April 4, 2017, there were outstanding 10,708,332 shares of Common Stock, $0.05 par value and 2,140,631 shares of Class B Common Stock, $0.05 par value, which are convertible into Common Stock of the registrant on a share for share basis.

PART I. FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

Richardson Electronics, Ltd.
Consolidated Balance Sheets
(in thousands, except per share amounts)

	February 25, 2017	May 28, 2016
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$51,386	$60,454
Accounts receivable, less allowance of $375 and $364	21,240	24,928
Inventories, net	42,860	45,422
Prepaid expenses and other assets	2,647	1,758
Deferred income taxes	—	1,078
Income tax receivable	22	17
Investments - current	6,399	2,268
Total current assets	124,554	135,925
Non-current assets:
Property, plant and equipment, net	15,208	12,986
Goodwill	6,332	6,332
Intangible assets, net	3,528	3,818
Non-current deferred income taxes	1,305	1,270
Investments - non-current	2,395	7,799
Total non-current assets	28,768	32,205
Total assets	$153,322	$168,130
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,328	$14,896
Accrued liabilities	8,736	9,135
Total current liabilities	21,064	24,031
Non-current liabilities:
Non-current deferred income tax liabilities	275	1,457
Other non-current liabilities	696	967
Total non-current liabilities	971	2,424
Total liabilities	22,035	26,455
Stockholders’ equity
Common stock, $0.05 par value; issued and outstanding 10,708 shares at February 25, 2017, and 10,703 shares at May 28, 2016	535	535
Class B common stock, convertible, $0.05 par value; issued and outstanding 2,141 shares at February 25, 2017, and at May 28, 2016	107	107
Preferred stock, $1.00 par value, no shares issued	—	—
Additional paid-in-capital	59,353	58,969
Common stock in treasury, at cost, no shares at February 25, 2017, and at May 28, 2016	—	—
Retained earnings	70,216	79,292
Accumulated other comprehensive income	1,076	2,772
Total stockholders’ equity	131,287	141,675
Total liabilities and stockholders’ equity	$153,322	$168,130

Richardson Electronics, Ltd.

Unaudited Consolidated Statements of Comprehensive Loss

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	February 25, 2017	February 27, 2016	February 25, 2017	February 27, 2016
Statements of Comprehensive Loss
Net sales	$32,313	$31,291	$99,513	$102,448
Cost of sales	21,621	21,541	67,617	71,001
Gross profit	10,692	9,750	31,896	31,447
Selling, general, and administrative expenses	12,002	12,471	37,697	37,938
Gain on disposal of assets	—	—	—	(244)
Operating loss	(1,310)	(2,721)	(5,801)	(6,247)
Other (income) expense:
Investment/interest income	(67)	(131)	(129)	(433)
Foreign exchange loss	214	265	311	108
Other, net	(16)	(40)	—	(53)
Total other (income) expense	131	94	182	(378)
Loss before income taxes	(1,441)	(2,815)	(5,983)	(5,869)
Income tax provision (benefit)	(10)	111	820	742
Net loss	(1,431)	(2,926)	(6,803)	(6,611)
Foreign currency translation gain (loss), net of tax	508	240	(1,736)	(1,912)
Fair value adjustments on investments gain (loss)	27	(47)	40	(79)
Comprehensive loss	$(896)	$(2,733)	$(8,499)	$(8,602)
Loss per share:
Common shares - Basic	$(0.11)	$(0.23)	$(0.54)	$(0.51)
Class B common shares - Basic	$(0.10)	$(0.21)	$(0.48)	$(0.46)
Common shares - Diluted	$(0.11)	$(0.23)	$(0.54)	$(0.51)
Class B common shares - Diluted	$(0.10)	$(0.21)	$(0.48)	$(0.46)
Weighted average number of shares:
Common shares - Basic	10,706	10,701	10,704	10,976
Class B common shares - Basic	2,141	2,141	2,141	2,141
Common shares - Diluted	10,706	10,701	10,704	10,976
Class B common shares - Diluted	2,141	2,141	2,141	2,141
Dividends per common share	$0.060	$0.060	$0.180	$0.180
Dividends per Class B common share	$0.054	$0.054	$0.162	$0.162

Richardson Electronics, Ltd.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended		Nine Months Ended
	February 25, 2017	February 27, 2016	February 25, 2017	February 27, 2016
Operating activities:
Net loss	$(1,431)	$(2,926)	$(6,803)	$(6,611)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	703	583	2,020	1,865
(Gain) loss on sale of investments	(8)	21	(2)	2
Gain on disposal of assets	—	—	—	(244)
Share-based compensation expense	75	119	354	434
Deferred income taxes	121	(82)	(188)	173
Change in assets and liabilities, net of effect of acquired business:
Accounts receivable	(717)	282	3,217	311
Income tax receivable	—	187	(5)	851
Inventories	306	(2,164)	1,898	(5,636)
Prepaid expenses and other assets	80	1	(961)	(443)
Accounts payable	849	(986)	(2,372)	(2,976)
Accrued liabilities	(1,118)	(871)	(256)	(2,071)
Long-term liabilities-accrued pension	—	—	—	(465)
Other	(125)	125	(107)	256
Net cash used in operating activities	(1,265)	(5,711)	(3,205)	(14,554)
Investing activities:
Cash consideration paid for acquired business	—	—	—	(12,209)
Capital expenditures	(764)	(1,267)	(4,063)	(3,043)
Proceeds from sale of assets	—	—	—	402
Proceeds from maturity of investments	—	—	3,582	25,584
Purchases of investments	—	—	(2,136)	(2,151)
Proceeds from sales of available-for-sale securities	78	106	225	250
Purchases of available-for-sale securities	(78)	(106)	(225)	(250)
Other	(3)	(49)	(9)	(17)
Net cash (used in) provided by investing activities	(767)	(1,316)	(2,626)	8,566
Financing activities:
Repurchase of common stock	—	—	—	(5,015)
Proceeds from issuance of common stock	30	21	30	142
Cash dividends paid	(758)	(758)	(2,273)	(2,321)
Other	—	—	—	(4)
Net cash used in financing activities	(728)	(737)	(2,243)	(7,198)
Effect of exchange rate changes on cash and cash equivalents	35	106	(994)	(1,144)
Decrease in cash and cash equivalents	(2,725)	(7,658)	(9,068)	(14,330)
Cash and cash equivalents at beginning of period	54,111	67,863	60,454	74,535
Cash and cash equivalents at end of period	$51,386	$60,205	$51,386	$60,205

Richardson Electronics, Ltd.

Unaudited Consolidated Statement of Stockholders’ Equity

(in thousands)

	Common	Class B Common	Par Value	Additional Paid In Capital	Common Stock in Treasury	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance May 28, 2016:	10,703	2,141	$642	$58,969	$—	$79,292	$2,772	$141,675
Comprehensive loss
Net loss	—	—	—	—	—	(6,803)	—	(6,803)
Foreign currency translation	—	—	—	—	—	—	(1,736)	(1,736)
Fair value adjustments on investments	—	—	—	—	—	—	40	40
Share-based compensation:
Stock options	—	—	—	354	—	—	—	354
Common stock:
Options Exercised	5	—	—	30	—	—	—	30
Dividends paid to:
Common ($0.18 per share)	—	—	—	—	—	(1,925)	—	(1,925)
Class B ($0.162 per share)	—	—	—	—	—	(348)	—	(348)
Balance February 25, 2017:	10,708	2,141	$642	$59,353	$—	$70,216	$1,076	$131,287

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

Our fiscal quarter ends on the Saturday nearest the end of the quarter-ending month. The first nine months of fiscal 2017 and 2016 each contained 39 weeks.

In the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results of interim periods have been made. All inter-company transactions and balances have been eliminated. The unaudited consolidated financial statements presented herein include the accounts of our wholly owned subsidiaries. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The results of our operations for the three and nine months ended February 25, 2017, are not necessarily indicative of the results that may be expected for the fiscal year ending May 27, 2017.

The financial information contained in this report should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended May 28, 2016, that we filed on July 29, 2016.

3.  CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Inventories: Our consolidated inventories are stated at the lower of cost or market, generally using a weighted-average cost method. Our inventories include approximately $36.9 million of finished goods, $4.9 million of raw materials, and $1.1 million of work-in-progress as of February 25, 2017, as compared to approximately $40.0 million of finished goods, $4.4 million of raw materials, and $1.0 million of work-in-progress as of May 28, 2016.

At this time, we do not anticipate any material risks or uncertainties related to possible future inventory write-downs. Provisions for obsolete or slow moving inventories are recorded based upon regular analysis of stock rotation privileges, obsolescence, the exiting of certain markets, and assumptions about future demand and market conditions. If future demand, changes in the industry, or market conditions differ from management’s estimates, additional provisions may be necessary. The inventory reserve was $3.4 million as of February 25, 2017, and May 28, 2016.

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

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes.” ASU 2015-17 eliminates the prior US GAAP guidance in Topic 740, Income Taxes, that required an entity to separate deferred tax liabilities and assets between current and noncurrent amounts in a classified balance sheet. The amendments in ASU 2015-17 require that all deferred tax liabilities and assets of the same tax jurisdiction or a tax filing group, as well as any related valuation allowance, be offset and presented as a single noncurrent amount in a classified balance sheet. ASU 2015-17 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. In order to simplify presentation of deferred tax balances, the Company adopted this standard prospectively in the first quarter of fiscal year 2017, ending August 27, 2016. Periods prior to August 27, 2016 were not retrospectively adjusted.

Accrued Liabilities: Accrued liabilities consist of the following (in thousands):

	February 25, 2017	May 28, 2016
Compensation and payroll taxes	$2,543	$3,404
Accrued severance (1)	1,010	650
Professional fees	578	775
Deferred revenue	1,437	1,879
Other accrued expenses	3,168	2,427
Accrued Liabilities	$8,736	$9,135

(1)       In the three months ended November 26, 2016, the Company executed a reduction in headcount to streamline operations and reduce costs.  For the three months ended November 26, 2016, the Company recorded $1.3 million of expense included in selling, general and administrative expenses for employee termination costs payable to terminated employees with employment and/or separation agreements with the Company. The changes in the severance accrual for the three months ended February 25, 2017 included payments of $0.4 million. The changes in the severance accrual for the nine months ended February 25, 2017 included provisions and payments of $1.3 million and $0.9 million, respectively.

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

The financial results for the nine months ended February 27, 2016, includes the financial results for IMES from June 15, 2015, through February 27, 2016. The financial transactions for IMES from May 31, 2015, through June 14, 2015, were deemed immaterial for illustrating pro forma financial statements.

5.  GOODWILL AND INTANGIBLE ASSETS

The carrying value of goodwill was $6.3 million as of February 25, 2017, and May 28, 2016.

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

Our intangible assets represent the fair value for trade name, customer relationships, non-compete agreements, and technology acquired in connection with our acquisitions. Intangible assets subject to amortization are as follows (in thousands):

	Intangible Assets Subject to Amortization as of
	February 25, 2017	May 28, 2016
Gross Amounts:
Trade Name	$659	$659
Customer Relationship	3,390	3,434
Non-compete Agreements	177	177
Technology	230	230
Total Gross Amounts	$4,456	$4,500
Accumulated Amortization:
Trade Name	$388	$231
Customer Relationship	420	374
Non-compete Agreements	75	55
Technology	45	22
Total Accumulated Amortization	$928	$682

Net Intangible Assets	$3,528	$3,818

The amortization expense associated with the intangible assets subject to amortization for the next five years is presented in the following table (in thousands):

Fiscal Year	Amortization Expense
Remaining 2017	$90
2018	431
2019	244
2020	256
2021	245
Thereafter	2,262
Total amortization expense	$3,528

The weighted average number of years of amortization expense remaining is 15.7 years.

6.  INVESTMENTS

As of February 25, 2017, we had approximately $8.2 million invested in time deposits and certificates of deposit (“CD”). Of these, $6.4 million mature in less than twelve months and $1.8 million mature in more than twelve months. The fair value of these investments is equal to the face value of each time deposit and CD.

As of May 28, 2016, we have invested in time deposits and certificates of deposit (“CD”) in the amount of $9.5 million. Of this, $2.3 million mature in less than twelve months and $7.2 million mature in greater than twelve months. The fair value of these investments is the face value of each time deposit and CD.

We also have investments in equity securities, all of which are classified as available-for-sale and are carried at their fair value based on quoted market prices. Our investments, which are included in non-current assets, had a carrying amount of $0.6 million as of February 25, 2017, and May 28, 2016. Proceeds from the sale of securities were $0.1 million during the third quarter of fiscal 2017 and fiscal 2016. We reinvested proceeds from the sale of securities, and the cost of the equity securities sold was based on a specific identification method. Gross realized losses on those sales were less than $0.1 million during the third quarter of fiscal 2017 and fiscal 2016. Net unrealized holding gains of less than $0.1 million during the third quarter of fiscal 2017 and fiscal 2016, have been included in accumulated other comprehensive income.

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

Warranty reserves are established for costs that are expected to be incurred after the sale and delivery of products under warranty. Warranty reserves are included in accrued liabilities on our consolidated balance sheets. The warranty reserves are determined based on known product failures, historical experience, and other available evidence. Warranty reserves were approximately $0.2 million as of February 25, 2017, and as of May 28, 2016.

8.  LEASE OBLIGATIONS, OTHER COMMITMENTS, AND CONTINGENCIES

We lease certain warehouse and office facilities and office equipment under non-cancelable operating leases. Rent expense was $1.5 million during both the first nine months of fiscal 2017 and during the first nine months of fiscal 2016. Our future lease commitments for minimum rentals, including common area maintenance charges and property taxes during the next five years are as follows (in thousands):

Fiscal Year	Payments
Remaining 2017	$458
2018	1,533
2019	1,339
2020	1,164
2021	850
Thereafter	487

9.  INCOME TAXES

We recorded an income tax provision of $0.8 million and $0.7 million for the first nine months of fiscal 2017 and the first nine months of fiscal 2016, respectively. Overall, the Company has certain foreign jurisdictions that have operating profits while the U.S. continues to experience operating losses while maintaining a full valuation allowance. The effective income tax rate during the first nine months of fiscal 2017 was a tax provision of (13.7%), as compared to a tax provision of (12.7%) during the first nine months of fiscal 2016. The difference in rate during the first nine months of fiscal 2017, as compared to the first nine months of fiscal 2016, reflects the impact of changes in our geographical distribution of income (loss), the recording of provision to return true-ups of various foreign jurisdictions, and our positions with respect to ASC 740-30, Income Taxes - Other Considerations or Special Areas (“ASC 740-30”). The (13.7%) effective income tax rate differs from the federal statutory rate of 34.0% as a result of our geographical distribution of income (loss), the recording of various provision to return true-ups in foreign jurisdictions, the closure of the French tax audit, and the recording of a valuation allowance against the increase in our U.S. state and federal net deferred tax assets.

During the first quarter of fiscal year 2017, we completed a distribution of cash from our Chinese entity to our U.S. parent company which consisted of a return of capital for $10.0 million and a dividend of $1.3 million. The impact on our income taxes recorded during the first quarter of fiscal 2017 was an increase to our foreign tax credits deferred tax asset of approximately $3.6 million, a decrease to the U.S. federal net operating loss deferred tax asset of $4.8 million, and a decrease to our deferred tax liability for earnings considered permanently reinvested of $1.2 million. In connection with the cash repatriation, we recorded and paid approximately $0.1 million of withholding tax during second quarter of fiscal year 2017.

In the normal course of business, we are subject to examination by taxing authorities throughout the world. Generally, years prior to fiscal 2006 are closed for examination under the statute of limitation for U.S. federal, U.S. state and local, or non-U.S. tax jurisdictions. We are currently under examination in Germany (fiscal 2011 through 2014) and Thailand (fiscal 2008 through 2011). We are also under examination in the state of Illinois (fiscal 2011 through 2013). Our primary foreign tax jurisdictions are Germany and the Netherlands. We have tax years open in Germany beginning in fiscal 2012 and the Netherlands beginning in fiscal 2010.

We have historically determined that certain undistributed earnings of our foreign subsidiaries, to the extent of cash available, will be repatriated to the U.S. Accordingly, we have provided a deferred tax liability totaling $5.3 million as of February 25, 2017, on foreign earnings of $38.0 million. In addition, as of  February 25, 2017, approximately $6.2 million of cumulative positive earnings of some of our foreign subsidiaries are still considered permanently reinvested pursuant to ASC 740-30. Due to various tax attributes that are continuously changing, it is not practicable to determine what, if any, tax liability might exist if such earnings were to be repatriated.

As of February 25, 2017, we had no worldwide liability, from continuing operations, for uncertain tax positions, compared to $0.1 million of liabilities for uncertain tax positions, excluding interest and penalties, as of February 27, 2016. The decrease in uncertain tax positions relates to the closure of the French tax audit and a lapse of a statute of limitation. We record penalties and interest relating to uncertain tax positions in the income tax expense line item within the unaudited consolidated statements of comprehensive loss. It is not expected that there will be a change in the unrecognized tax benefits within the next twelve months.

The valuation allowance against the net deferred tax assets that will more likely than not be realized was $5.9 million as of May 28, 2016. The valuation allowance against the net deferred tax assets has increased to $8.6 million as of February 25, 2017 for additional domestic federal and state net deferred tax assets generated during the nine months of fiscal year 2017 due to additional losses in the U.S. jurisdiction. A full valuation allowance on the U.S. and state deferred tax assets will be maintained until sufficient positive evidence related to sources of future taxable income exists to support a reversal of the valuation allowance. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth.

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

The earnings per share (“EPS”) presented in our unaudited consolidated statements of comprehensive loss are based on the following amounts (in thousands, except per share amounts):

	Three Months Ended
	February 25, 2017		February 27, 2016
	Basic	Diluted	Basic	Diluted
Numerator for Basic and Diluted EPS:
Net loss	$(1,431)	$(1,431)	$(2,926)	$(2,926)
Less dividends:
Common stock	642	642	642	642
Class B common stock	116	116	116	116
Undistributed losses	$(2,189)	$(2,189)	$(3,684)	$(3,684)
Common stock undistributed losses	$(1,855)	$(1,855)	$(3,122)	$(3,122)
Class B common stock undistributed losses	(334)	(334)	(562)	(562)
Total undistributed losses	$(2,189)	$(2,189)	$(3,684)	$(3,684)
Denominator for basic and diluted EPS:
Common stock weighted average shares	10,706	10,706	10,701	10,701
Class B common stock weighted average shares, and shares under if-converted method for diluted EPS	2,141	2,141	2,141	2,141
Effect of dilutive securities
Dilutive stock options		—		—
Denominator for diluted EPS adjusted for weighted average shares and assumed conversions		12,847		12,842
Net loss per share:
Common stock	$(0.11)	$(0.11)	$(0.23)	$(0.23)
Class B common stock	$(0.10)	$(0.10)	$(0.21)	$(0.21)

Note: Common stock options that were anti-dilutive and not included in diluted earnings per common share for the third quarter of fiscal 2017 and fiscal 2016 were 853 and 1,020, respectively.

	Nine Months Ended
	February 25, 2017		February 27, 2016
	Basic	Diluted	Basic	Diluted
Numerator for Basic and Diluted EPS:
Net loss	$(6,803)	$(6,803)	$(6,611)	$(6,611)
Less dividends:
Common stock	1,925	1,925	1,973	1,973
Class B common stock	348	348	348	348
Undistributed losses	$(9,076)	$(9,076)	$(8,932)	$(8,932)
Common stock undistributed losses	$(7,691)	$(7,691)	$(7,598)	$(7,598)
Class B common stock undistributed losses	(1,385)	(1,385)	(1,334)	(1,334)
Total undistributed losses	$(9,076)	$(9,076)	$(8,932)	$(8,932)
Denominator for basic and diluted EPS:
Common stock weighted average shares	10,704	10,704	10,976	10,976
Class B common stock weighted average shares, and shares under if-converted method for diluted EPS	2,141	2,141	2,141	2,141
Effect of dilutive securities
Dilutive stock options		—		—
Denominator for diluted EPS adjusted for weighted average shares and assumed conversions		12,845		13,117
Net loss per share:
Common stock	$(0.54)	$(0.54)	$(0.51)	$(0.51)
Class B common stock	$(0.48)	$(0.48)	$(0.46)	$(0.46)

Note: Common stock options that were anti-dilutive and not included in diluted earnings per common share for the first nine months of fiscal 2017 and fiscal 2016 were 853 and 800, respectively.

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

The CEO evaluates performance and allocates resources primarily based on the gross profit of each segment.

Operating results by segment are summarized in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	February 25,	February 27,	February 25,	February 27,
	2017	2016	2017	2016
PMT
Net Sales	$24,763	$23,008	$75,373	$75,365
Gross Profit	8,075	7,140	23,803	22,793
Canvys
Net Sales	$4,824	$5,190	$14,883	$17,773
Gross Profit	1,331	1,204	4,222	4,439
Healthcare
Net Sales	$2,726	$3,093	$9,257	$9,310
Gross Profit	1,286	1,406	3,871	4,215

Geographic net sales information is primarily grouped by customer destination into five areas: North America; Asia/Pacific; Europe; Latin America; and Other.

Net sales and gross profit by geographic region are summarized in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	February 25,	February 27,	February 25,	February 27,
	2017	2016	2017	2016
Net Sales
North America	$13,607	$14,215	$40,715	$47,039
Asia/Pacific	5,916	6,081	20,192	18,045
Europe	10,950	9,659	32,418	32,782
Latin America	1,792	1,402	6,138	4,464
Other (1)	48	(66)	50	118
Total	$32,313	$31,291	$99,513	$102,448
Gross Profit
North America	$5,258	$5,163	$15,090	$16,500
Asia/Pacific	2,085	2,094	7,012	5,909
Europe	3,764	2,908	10,540	9,763
Latin America	643	555	2,337	1,729
Other (1)	(1,058)	(970)	(3,083)	(2,454)
Total	$10,692	$9,750	$31,896	$31,447

(1)	Other includes primarily net sales not allocated to a specific geographical region, unabsorbed value-add costs, and other unallocated expenses.

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

As of February 25, 2017, and May 28, 2016, we held investments that are required to be measured at fair value on a recurring basis. Our investments consist of time deposits and CDs, where face value is equal to fair value, and equity securities of publicly traded companies for which market prices are readily available.

Investments measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of February 25, 2017, and May 28, 2016, were as follows (in thousands):

Level 1
February 25, 2017
Time deposits/CDs	$8,193
Equity securities	601
Total	$8,794
May 28, 2016
Time deposits/CDs	$9,517
Equity securities	550
Total	$10,067

14. Related Party Transaction

On June 15, 2015, the Company entered into a lease agreement for the IMES facility with LDL, LLC. The Executive Vice President of IMES, Lee A. McIntyre III, has an ownership interest in LDL, LLC. The lease agreement provides for monthly payments over five years with total future minimum lease payments of $0.5 million. Rental expense related to this lease amounted to $0.1 million for the nine months ended February 25, 2017, and February 27, 2016. The Company shall be entitled to extend the term of the lease for a period of an additional five years by notifying the landlord in writing of its intention to do so within nine months of the expiration of the initial term.

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

INTRODUCTION

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to assist the reader in better understanding our business, results of operations, financial condition, changes in financial condition, critical accounting policies and estimates, and significant developments. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes appearing elsewhere in this filing. This section is organized as follows:

●	Business Overview – a brief synopsis of our Company for the periods ended February 25, 2017, and February 27, 2016.

●	Results of Operations – an analysis and comparison of our consolidated results of operations for the three and nine month periods ended February 25, 2017, and February 27, 2016, as reflected in our consolidated statements of comprehensive loss.

●	Liquidity, Financial Position, and Capital Resources – a discussion of our primary sources and uses of cash for the three and nine month periods ended February 25, 2017, and February 27, 2016, and a discussion of changes in our financial position.

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

We currently have operations in North America, Asia/Pacific, Europe, and Latin America.

RESULTS OF OPERATIONS

Financial Summary – Three Months Ended February 25, 2017

●	Net sales for the third quarter of fiscal 2017 were $32.3 million, an increase of 3.3%, compared to net sales of $31.3 million during the third quarter of fiscal 2016.

●	Gross margin increased to 33.1% during the third quarter of fiscal 2017, compared to 31.2% during the third quarter of fiscal 2016.

●	Selling, general, and administrative expenses were $12.0 million, or 37.1% of net sales, for the third quarter of fiscal 2017, compared to $12.5 million, or 39.9% of net sales, for the third quarter of fiscal 2016.

●	Operating loss during the third quarter of fiscal 2017 was $1.3 million, compared to an operating loss of $2.7 million in the third quarter of fiscal 2016.

●	Net loss during the third quarter of fiscal 2017 was $1.4 million, compared to net loss of $2.9 million, during the third quarter of fiscal 2016.

Financial Summary – Nine Months Ended February 25, 2017

●	Net sales for the first nine months of fiscal 2017 were $99.5 million, a decrease of 2.9%, compared to net sales of $102.4 million during the first nine months of fiscal 2016.

●	Gross margin increased to 32.1% during the first nine months of fiscal 2017, compared to 30.7% during the first nine months of fiscal 2016.

●	Selling, general, and administrative expenses were $37.7 million, or 37.9% of net sales, for the first nine months of fiscal 2017, compared to $37.9 million, or 37.0% of net sales, for the first nine months of fiscal 2016.

●	Operating loss during the first nine months of fiscal 2017 was $5.8 million, compared to an operating loss of $6.2 million in the first nine months of fiscal 2016.

●	Net loss during the first nine months of fiscal 2017 was $6.8 million, compared to net loss of $6.6 million, during the first nine months of fiscal 2016.

Net Sales and Gross Profit Analysis

Net sales by segment and percent change for the third quarter and first nine months of fiscal 2017 and 2016 were as follows (in thousands):

Net Sales	Three Months Ended		FY17 vs. FY16
	February 25, 2017	February 27, 2016	% Change
PMT	$24,763	$23,008	7.6%
Canvys	4,824	5,190	-7.1%
Healthcare	2,726	3,093	-11.9%
Total	$32,313	$31,291	3.3%

	Nine Months Ended		FY17 vs. FY16
	February 25, 2017	February 27, 2016	% Change
PMT	$75,373	$75,365	0.0%
Canvys	14,883	17,773	-16.3%
Healthcare	9,257	9,310	-0.6%
Total	$99,513	$102,448	-2.9%

During the third quarter of fiscal 2017 consolidated net sales increased 3.3% compared to the third quarter of fiscal 2016. Sales for PMT increased 7.6%, sales for Canvys decreased 7.1%, and sales for Healthcare decreased 11.9%. The increase in PMT was due to new technology partners in power conversion and RF and microwave components. The decline in Canvys was primarily due to declines in overall demand from key original equipment manufacturers. The decrease in Richardson Healthcare was due to lower sales of displays and detectors and availability of harvested CT Tubes.

During the first nine months of fiscal 2017 consolidated net sales decreased 2.9% compared to the first nine months of fiscal 2016. Sales for PMT were flat, sales for Canvys decreased 16.3%, and sales for Healthcare decreased by 0.6%. The decline in Canvys was primarily due to declines in overall demand from key original equipment manufacturers. The decrease in Richardson Healthcare was due to lower Display and Detector sales, offset by higher sales of IMES spare parts.

Gross profit by segment and percent change for the third quarter and first nine months of fiscal 2017 and 2016 were as follows (in thousands):

Gross Profit	Three Months Ended
	February 25, 2017	% of Net Sales	February 27, 2016	% of Net Sales
PMT	$8,075	32.6%	$7,140	31.0%
Canvys	1,331	27.6%	1,204	23.2%
Healthcare	1,286	47.2%	1,406	45.5%
Total	$10,692	33.1%	$9,750	31.2%

	Nine Months Ended
	February 25, 2017	% of Net Sales	February 27, 2016	% of Net Sales
PMT	$23,803	31.6%	$22,793	30.2%
Canvys	4,222	28.4%	4,439	25.0%
Healthcare	3,871	41.8%	4,215	45.3%
Total	$31,896	32.1%	$31,447	30.7%

Gross profit reflects the distribution and manufacturing product margin less manufacturing variances, inventory obsolescence charges, customer returns, scrap and cycle count adjustments, engineering costs, unabsorbed manufacturing labor and overhead, and other provisions.

Consolidated gross profit increased to $10.7 million during the third quarter of fiscal 2017, compared to $9.8 million during the third quarter of fiscal 2016. Consolidated gross margin as a percentage of net sales increased to 33.1% during the third quarter of fiscal 2017, from 31.2% during the third quarter of fiscal 2016, primarily due to product mix and scrap metal recoveries from our Brive, France production facility for PMT, and product mix and lower inventory reserve requirements for Canvys.

Consolidated gross profit increased to $31.9 million during the first nine months of fiscal 2017, compared to $31.4 million during the first nine months of fiscal 2016. Consolidated gross margin as a percentage of net sales increased to 32.1% during the first nine months of fiscal 2017, from 30.7% during the first nine months of fiscal 2016, primarily due to favorable product mix and scrap metal recoveries from our Brive, France production facility for PMT, and favorable product mix for Canvys.

Power and Microwave Technologies Group

PMT net sales of $24.8 million increased 7.6% during the third quarter of fiscal 2017, compared to $23.0 million in the third quarter of fiscal 2016. The increase included sales from new technology partners in power conversion and RF and microwave components, products sold in laser applications, and specialty products manufactured in LaFox which are sold primarily into the semiconductor capital equipment market. The sales increase was partially offset by lower sales of Electron devices sold into the aviation market. Gross margin as a percentage of net sales increased to 32.6% during the third quarter of fiscal 2017, as compared to 31.0% during the third quarter of fiscal 2016, due to product mix and scrap metal recoveries from our Brive, France production facility.

PMT net sales were $75.4 million during the first nine months of fiscal 2017 and during the first nine months of fiscal 2016. Sales increased from new technology partners in power conversion and RF and microwave components, Electron devices sold into the aviation market and products sold in laser applications. The sales increase was offset by lower sales of Electron devices sold into the industrial power, laser, radar, medical, and marine industries as well as lower sales of specialty products manufactured in LaFox which were sold primarily into the semiconductor capital equipment market during the first two quarters. Gross margin as a percentage of net sales increased to 31.6% during the first nine months of fiscal 2017, as compared to 30.2% during the nine months of fiscal 2016, due to product mix and scrap metal recoveries from our Brive, France production facility.

Canvys

Canvys net sales decreased 7.1% to $4.8 million during the third quarter of fiscal 2017, from $5.2 million during the third quarter of fiscal 2016 primarily due to a decrease in customer demand in our North America market. Gross margin as a percentage of net sales increased to 27.6% during the third quarter of fiscal 2017 as compared to 23.2% during the third quarter of fiscal 2016, due to favorable product mix and lower inventory reserves.

Canvys net sales decreased 16.3% to $14.9 million during the first nine months of fiscal 2017, from $17.8 million during the first nine months of fiscal 2016 primarily due to a significant decrease in customer demand in our North America market. Gross margin as a percentage of net sales increased to 28.4% during the first nine months of fiscal 2017 as compared to 25.0% during the first nine months of fiscal 2016, due to favorable product mix and lower inventory reserves.

Healthcare

Healthcare net sales decreased 11.9% to $2.7 million during the third quarter of fiscal 2017, from $3.1 million during the third quarter of fiscal 2016 primarily due to decreases in the sales of displays and detectors and CT Tubes partially offset by an increase in sales of IMES products. Gross margin as a percentage of net sales increased to 47.2% during the third quarter of fiscal 2017 as compared to 45.5% during the third quarter of fiscal 2016 due to a product mix which favored more spare parts sales which typically carry higher margins.

Healthcare net sales were $9.3 million during the first nine months of fiscal 2017 and during the first nine months of fiscal 2016. An increase in the sales of IMES products was offset by lower Display and Detector sales. Gross margin as a percentage of net sales decreased to 41.8% during the first nine months of fiscal 2017 as compared to 45.3% during the first nine months of fiscal 2016 due to product mix.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses (“SG&A“) decreased to $12.0 million during the third quarter of fiscal 2017 from $12.5 million in the third quarter of fiscal 2016. The decrease was due to lower salaries, benefits, and incentive compensation expenses as a result of the reduction in workforce that occurred during the second quarter of fiscal 2017, and a reduction of IT expenses compared to fiscal 2016.

Selling, general, and administrative expenses (“SG&A“) decreased to $37.7 million during the first nine months of fiscal 2017 from $37.9 million during the first nine months of fiscal 2016. The decrease was due to lower salaries and incentive compensation expenses, and a reduction of IT expenses compared to fiscal 2016, mostly offset by $1.3 million of severance expense related to a reduction in workforce during the second quarter of fiscal 2017.

Other Income/Expense

Other income/expense was $0.1 million of expense for both the third quarter of fiscal 2017 and the third quarter of fiscal 2016. Other income during the third quarter of fiscal 2017 included $0.2 million of foreign exchange losses and $0.1 million of investment/interest income. Other income/expense during the third quarter of fiscal 2016 included $0.3 million of foreign exchange losses partially offset by $0.1 million of investment/interest income, and $0.1 million of other income. Our foreign exchange gains and losses are primarily due to the translation of U.S. dollars held in non-U.S. entities. We currently do not utilize derivative instruments to manage our exposure to foreign currency.

Other income/expense was $0.2 million of expense during the first nine months of fiscal 2017, compared to income of $0.4 million during the first nine months of fiscal 2016. Other expense during the first nine months of fiscal 2017 included $0.3 million of foreign exchange losses and $0.1 million of investment/interest income. Other income during the first nine months of fiscal 2016 included $0.4 million of investment/interest income and $0.1 million of other income partially offset by $0.1 million of foreign exchange losses. Our foreign exchange gains and losses are primarily due to the translation of U.S. dollars held in non-U.S. entities. We currently do not utilize derivative instruments to manage our exposure to foreign currency.

Income Tax Provision

We recorded an income tax provision of $0.8 million and $0.7 million for the first nine months of fiscal 2017 and the first nine months of fiscal 2016, respectively. Overall, the Company has certain foreign jurisdictions that have operating profits while the U.S. continues to experience operating losses while maintaining a full valuation allowance. The effective income tax rate during the first nine months of fiscal 2017 was a tax provision of (13.7%), as compared to a tax provision of (12.7%) during the first nine months of fiscal 2016. The difference in rate during the first nine months of fiscal 2017, as compared to the first nine months of fiscal 2016, reflects the impact of changes in our geographical distribution of income (loss), the recording of provision to return true-ups of various foreign jurisdictions, and our positions with respect to ASC 740-30, Income Taxes - Other Considerations or Special Areas (“ASC 740-30”). The (13.7%) effective income tax rate differs from the federal statutory rate of 34.0% as a result of our geographical distribution of income (loss), the recording of various provision to return true-ups in foreign jurisdictions, the closure of the French tax audit, and the recording of a valuation allowance against the increase in our U.S. state and federal net deferred tax assets.

In the normal course of business, we are subject to examination by taxing authorities throughout the world. Generally, years prior to fiscal 2006 are closed for examination under the statute of limitation for U.S. federal, U.S. state and local, or non-U.S. tax jurisdictions. We are currently under examination in Germany (fiscal 2011 through 2014) and Thailand (fiscal 2008 through 2011). We are also under examination in the state of Illinois (fiscal 2011 through 2013). Our primary foreign tax jurisdictions are Germany and the Netherlands. We have tax years open in Germany beginning in fiscal 2012 and the Netherlands beginning in fiscal 2010.

Net Loss and Per Share Data

Net loss during the third quarter of fiscal 2017 was $1.4 million, or ($0.11) per diluted common share and ($0.10) per Class B diluted common share, as compared to net loss of $2.9 million during the third quarter of fiscal 2016, or ($0.23) per diluted common share and ($0.21) per Class B diluted common share.

Net loss during the first nine months of fiscal 2017 was $6.8 million, or ($0.54) per diluted common share and ($0.48) per Class B diluted common share, as compared to net loss of $6.6 million during the first nine months of fiscal 2016, or ($0.51) per diluted common share and ($0.46) per Class B diluted common share.

LIQUIDITY, FINANCIAL POSITION, AND CAPITAL RESOURCES

Our growth and cash needs have been primarily financed through cash on hand.

Cash and cash equivalents at February 25, 2017, were $51.4 million. Investments included CDs and time deposits classified as short-term investments were $6.4 million and long-term investments were $2.4 million, including equity securities of $0.6 million. Cash and investments at February 25, 2017, consisted of $15.6 million in North America, $13.9 million in Europe, $1.2 million in Latin America, and $29.5 million in Asia/Pacific. During the first quarter of fiscal 2017, we completed a cash repatriation of $11.3 million, which included a return of capital and dividend from our Chinese entity to our U.S. parent company.

Cash and cash equivalents were $60.4 million at May 28, 2016. Investments included CDs and time deposits, classified as short-term investments were $2.3 million and long-term investments were $7.8 million including equity securities of $0.6 million. Cash and investments at May 28, 2016, consisted of $18.1 million in North America, $12.6 million in Europe, $0.7 million in Latin America, and $39.1 million in Asia/Pacific.

Cash Flows from Operating Activities

The cash used in operating activities primarily resulted from our net loss, adjusted for non-cash items, and changes in our operating assets and liabilities.

Operating activities used $3.2 million of cash during the first nine months of fiscal 2017. We had net loss of $6.8 million during the first nine months of fiscal 2017, which included non-cash stock-based compensation expense of $0.4 million associated with the issuance of stock option awards, deferred income tax credit adjustment of $0.2 million, and depreciation and amortization expense of $2.0 million associated with our property and equipment as well as amortization of our intangible assets. Changes in our operating assets and liabilities during the first nine months of fiscal 2017, net of foreign currency exchange gains and losses, included an increase of $1.0 million in prepaid expenses, a decrease of $2.4 million in accounts payable and a decrease in other accrued liabilities of $0.3 million, partially offset by decreases in receivables of $3.2 million and inventories of $1.9 million. The decrease in receivables of $3.2 million was primarily due to the collection of a large receivable during the first quarter of fiscal 2017 that was invoiced during the fourth quarter of fiscal 2016. The inventory decrease was due to decreases in selected electron tubes. The decrease in our accounts payable was due to timing of payments for some of our larger vendors and also the result of shorter payment terms for our Richardson Healthcare vendors.

Operating activities used $14.6 million of cash during the first nine months of fiscal 2016. We had net loss of $6.6 million during the first nine months of fiscal 2016, which included non-cash stock-based compensation expense of $0.4 million associated with the issuance of stock option awards and depreciation and amortization expense of $1.9 million associated with our property and equipment as well as amortization of our intangible assets. Changes in our operating assets and liabilities, net of effects of acquired businesses, was a use of cash of $10.2 million during the first nine months of fiscal 2016, due primarily to the increase in inventories of $5.6 million, the decrease in our accounts payable of $3.0 million, and the decrease in accrued liabilities of $2.1 million. The increase, or use of cash, for our inventory was primarily due to purchases related to our growth initiatives and several large orders that shipped during the fourth quarter. The decrease in accounts payable and accrued liabilities was due to larger purchases of fixed assets and inventory primarily related to our Healthcare growth initiative where shorter payment terms are required.

Cash Flows from Investing Activities

The cash flow from investing activities has consisted primarily of purchases and maturities of investments, capital expenditures, and any business acquisition activity.

Cash used by investing activities of $2.6 million during the first nine months of fiscal 2017, included proceeds from the maturities of investments of $3.6 million, offset by $2.1 million from purchases of investments and $4.1 million in capital expenditures. Capital expenditures relates primarily to our Healthcare growth initiative and capital used for our new IT system.

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

Cash used in financing activities of $2.2 million during the first nine months of fiscal 2017, resulted from cash used to pay dividends.

Cash used in financing activities of $7.2 million during the first nine months of fiscal 2016, resulted from $5.0 million of cash used to repurchase common stock under our share repurchase authorization and $2.3 million of cash used to pay dividends, offset by $0.1 million of proceeds from the issuance of common stock.

Dividend payments for the first nine months of fiscal 2017 were approximately $2.3 million. All future payments of dividends are at the discretion of the Board of Directors. Dividend payments will depend on earnings, capital requirements, operating conditions, and such other factors that the Board may deem relevant.

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

(a)	Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of February 25, 2017.

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

(b)	Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the third quarter of fiscal 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time we or our subsidiaries are involved in legal actions that arise in the ordinary course of our business. While the outcome of these matters cannot be predicted with certainty, we do not believe that the outcome of any current claims will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended May 28, 2016, filed July 29, 2016.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 5.	OTHER INFORMATION

Results of Operation and Financial Condition and Declaration of Dividend

On April 5, 2017, we issued a press release reporting results for our third quarter ended February 25, 2017, and the declaration of a cash dividend. A copy of the press release is furnished as Exhibit 99.1 to this Form 10-Q and incorporated by reference herein.

ITEM 6.	EXHIBITS

See exhibit index which is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RICHARDSON ELECTRONICS, LTD.

Date: April 6, 2017	By:	/s/	Robert J. Ben
Robert J. Ben Chief Financial Officer (on behalf of the Registrant and as Principal Financial Officer)

Exhibit Index

EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to Annex III of the Proxy Statement dated August 19, 2016.

3.2	Amended and Restated By-Laws of the Company, approved by the Company’s board of directors on January 5, 2016.

31.1	Certification of Edward J. Richardson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed pursuant to Part I).

31.2	Certification of Robert J. Ben pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed pursuant to Part I).

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed pursuant to Part I).

99.1	Press release, dated April 5, 2017.

101

The following financial information from our Quarterly Report on Form 10-Q for the third quarter of fiscal 2017, filed with the SEC on April 6, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets as of February 25, 2017, and May 28, 2016, (ii) the Unaudited Consolidated Statements of Comprehensive Loss for the three months ended February 25, 2017, and February 27, 2016, (iii) the Unaudited Consolidated Statements of Cash Flows for the three months ended February 25, 2017, and February 27, 2016, (iv) the Unaudited Consolidated Statement of Stockholder’s Equity as of February 25, 2017, and (v) Notes to Unaudited Consolidated Financial Statements.

