Form 10-K
period 2017-05-27
RICHARDSON ELECTRONICS LTD/DE
filed 2017-07-31
CIK 355948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 27, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________ to

Commission File Number: 0-12906

 (Exact name of registrant as specified in its charter)

Delaware	36-2096643
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐  Yes     ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐  Yes     ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒  Yes     ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☒  Yes     ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐		Accelerated Filer	☒
Non-Accelerated Filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes     ☒  No

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of November 26, 2016, was approximately $64.0 million.

As of July 24, 2017, there were outstanding 10,712,044 shares of Common Stock, $0.05 par value and 2,136,919 shares of Class B Common Stock, $0.05 par value, which are convertible into Common Stock of the registrant on a one-for-one basis.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders scheduled to be held October 10, 2017, which will be filed pursuant to Regulation 14A, are incorporated by reference in Part III of this report. Except as specifically incorporated herein by reference, the above mentioned Proxy Statement is not deemed filed as part of this report.

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

PART I

ITEM 1. Business

General

Richardson Electronics, Ltd. is a leading global provider of engineered solutions, power grid and microwave tubes and related consumables; power conversion and RF and microwave components; high value flat panel detector solutions, replacement parts, tubes and service training for diagnostic imaging equipment; and customized display solutions. We serve customers in the alternative energy, healthcare, aviation, broadcast, communications, industrial, marine, medical, military, scientific and semiconductor markets. The Company’s strategy is to provide specialized technical expertise and “engineered solutions” based on our core engineering and manufacturing capabilities. The Company provides solutions and adds value through design-in support, systems integration, prototype design and manufacturing, testing, logistics, and aftermarket technical service and repair through its global infrastructure.

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

Our fiscal year 2017 began on May 29, 2016, and ended on May 27, 2017. Unless otherwise noted, all references to a particular year in this document shall mean our fiscal year.

Geography

We currently have operations in the following major geographic regions: North America, Asia/Pacific, Europe, and Latin America.

Selected financial data attributable to each segment and geographic region for fiscal 2017, 2016, and 2015 is set forth in Note 11 “Segment and Geographic Information” of the notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

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

PMT has distribution agreements with many of its suppliers; most of these agreements provide exclusive distribution rights which often include global coverage. The agreements are typically long term, and usually contain provisions permitting termination by either party if there are significant breaches which are not cured within a reasonable period of time. Although some of these agreements allow PMT to return inventory periodically, others do not, in which case PMT may have obsolete inventory that they cannot return to the supplier.

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

Healthcare

Healthcare manufactures, refurbishes and distributes high value replacement parts for the healthcare market including hospitals, medical centers, asset management companies, independent service organizations, and multi-vendor service providers. Products include Diagnostic Imaging replacement parts including CT and MRI tubes, hydrogen thyratrons, klystrons, magnetrons; replacement flat panel detectors and upgrades; and additional replacement components currently under development for the diagnostic imaging service market. Through a combination of newly developed products and partnerships, service offerings, and training programs, we believe we can help our customers improve efficiency and deliver better clinical outcomes while lowering the cost of healthcare delivery.

Sales and Product Management

We have employees, as well as authorized representatives, who are not our employees, selling our products primarily in regions where we do not have a direct sales presence.

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

International Sales

During fiscal 2017, approximately 60% of our sales were made outside the U.S. We continue to pursue new international sales to further expand our geographic reach.

Employees

As of May 27, 2017, we employed 366 individuals. All of our employees are non-union, and we consider our relationships with our employees to be good.

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

A significant portion of our cash, cash equivalents, and investments are held by our foreign subsidiaries and could affect future liquidity needs.

             We hold a significant amount of cash and investment securities at our foreign subsidiaries. Liquidity requirements could necessitate transfers of existing cash balances between our subsidiaries or to the United States that may be subject to restrictions or result in unfavorable tax or earnings consequences for those amounts that are not considered reinvested indefinitely. Approximately 76% of our cash and investment securities are held by our foreign subsidiaries. While we intend to use some of the cash held outside the United States to fund our international operations and growth, when we encounter a significant need for liquidity domestically or at a particular location that we cannot fulfill through other internal or external sources, we may experience unfavorable tax, earnings and liquidity consequences due to cash transfers. These adverse consequences would occur, for example, if the transfer of cash into the United Sates is taxed and no offsetting foreign tax credit or net operating loss carryforward is available to offset the U.S. tax liability, resulting in lower earnings and liquidity. We do not provide for U.S. taxes on the undistributed earnings of foreign subsidiaries that are considered to be reinvested indefinitely.

 We may not achieve our plan for sales growth and margin targets.

We have established both margin and expense targets to grow our sales with new and existing customers. If we do not achieve our growth objectives, the complexity of our global infrastructure makes it difficult to leverage our fixed cost structure to align with the size of our operations. Factors that could have a significant effect on our ability to achieve these goals include the following:

●	Failure to achieve our sales and margin growth objectives in our product lines and business units;

●	Failure to identify, consummate and successfully integrate acquisitions;

●	Declining gross margin reflecting competitive pricing pressures or product mix; and,

●	Limitations on our ability to leverage our support-function cost structure while maintaining an adequate structure to achieve our growth objectives.

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

As of July 24, 2017, Edward J. Richardson, our Chairman, Chief Executive Officer and President, beneficially owned approximately 99% of the outstanding shares of our Class B common stock, representing approximately 66% of the voting power of the outstanding common stock. This share ownership permits Mr. Richardson to exert control over the outcome of stockholder votes, including votes concerning the election of directors, by-law amendments, possible mergers, corporate control contests, and other significant corporate transactions.

We are dependent on a limited number of vendors to supply us with essential products.

Our principal products are capacitors, vacuum tubes and related products, microwave generators, and high voltage power supplies. The products we supply are currently produced by a relatively small number of manufacturers. One of our suppliers represented more than 10% of our total cost of sales. Our success depends, in large part, on maintaining current vendor relationships and developing new relationships. To the extent that our significant suppliers are unwilling or unable to continue to do business with us, or extend lead times, or limit supplies due to capacity constraints, or other factors, there could be a material adverse effect on our business.

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

As of May 27, 2017, $48.6 million of cash, cash equivalents was held by our foreign subsidiaries. Some of these subsidiaries are located in jurisdictions which require foreign government approval before a cash repatriation can occur. In addition, under current tax law, repatriation of this cash may trigger significant adverse tax consequences in the U.S.

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

Our revenues and gross profit margins depend significantly on global economic conditions, the demand for our products and services and the financial condition of our customers. Economic weakness and uncertainty have in the past resulted, and may result in the future, in decreased revenues and gross profit margins. Economic uncertainty also makes it more difficult for us to forecast overall supply and demand with a great deal of confidence.

Our operating results during fiscal 2017 reflect a net loss. There can be no assurance that we will experience a recovery in the near future; nor is there any assurance that such worldwide economic volatility experienced recently will not continue.

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

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

The Company owns one facility and leases 26 facilities. We own our corporate facility and largest distribution center, which is located on approximately 100 acres in LaFox, Illinois and consists of approximately 242,000 square feet of manufacturing, warehouse, and office space. We maintain geographically diverse facilities because we believe this provides value to our customers and suppliers, and limits market risk and exchange rate exposure. We consider our properties to be well maintained, in sound condition, and adequate for our present needs. The extent of utilization varies from property to property and from time to time during the year.

Our facility locations, their primary use, and segments served are as follows:

Location	Leased/Owned	Use	Segment
Woodland Hills, California	Leased	Sales	PMT
Fort Lauderdale, Florida	Leased	Sales	PMT
LaFox, Illinois *	Owned	Corporate/Sales/Distribution/Manufacturing	PMT/Canvys/Healthcare
Marlborough, Massachusetts	Leased	Sales/Distribution/Manufacturing	Canvys
Fort Mill, South Carolina	Leased	Sales/Distribution/Testing/Repair	Healthcare
Sao Paulo, Brazil	Leased	Sales/Distribution	PMT
Beijing, China	Leased	Sales	PMT
Shanghai, China	Leased	Sales/Distribution	PMT
Shenzhen, China	Leased	Sales	PMT
Nanterre, France	Leased	Sales	PMT
Donaueschingen, Germany	Leased	Sales/Distribution/Manufacturing	Canvys
Puchheim, Germany	Leased	Sales	PMT
Mumbai, India	Leased	Sales	PMT
Florence, Italy **	Leased	Sales	PMT
Milan, Italy	Leased	Sales	PMT
Tokyo, Japan	Leased	Sales	PMT
Mexico City, Mexico	Leased	Sales	PMT
Amsterdam, Netherlands	Leased	Sales/Distribution/Manufacturing	PMT/Healthcare
Singapore, Singapore	Leased	Sales/Distribution	PMT
Seoul, South Korea	Leased	Sales	PMT
Madrid, Spain	Leased	Sales	PMT
Taipei, Taiwan	Leased	Sales	PMT/Canvys
Bangkok, Thailand	Leased	Sales/Distribution	PMT
Dubai, United Arab Emirates	Leased	Sales/Distribution/Testing/Repair	PMT
Hook, United Kingdom	Leased	Sales/Distribution/Testing/Repair	PMT
Lincoln, United Kingdom	Leased	Sales	PMT/Canvys
Brive, France	Leased	Manufacturing Support/Testing	PMT

*	LaFox, Illinois is also the location of our corporate headquarters.
**	Sold building June 12, 2017, currently lease separate facility.

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

PART II

ITEM 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Unregistered Sales of Equity Securities

None.

Share Repurchases

There were no share repurchases in fiscal 2017.

Dividends

Our quarterly dividend was $0.06 per common share and $0.054 per Class B common share. Annual dividend payments for fiscal year 2017 and fiscal year 2016 were approximately $3.0 million and $3.1 million, respectively. All future payments of dividends are at the discretion of the Board of Directors. Dividend payments will depend on earnings, capital requirements, operating conditions, and such other factors that the Board may deem relevant.

Common Stock Information

Our common stock is traded on the NASDAQ Global Select Market (“NASDAQ”) under the trading symbol (“RELL”). There is no established public trading market for our Class B common stock. As of July 24, 2017, there were approximately 558 stockholders of record for the common stock and approximately 15 stockholders of record for the Class B common stock. The following table sets forth the high and low closing sales price per share of RELL common stock as reported on the NASDAQ for the periods indicated.

High and Low Closing Prices of Common Stock

	2017		2016
Fiscal Quarter	High	Low	High	Low
First	$6.90	$5.17	$8.39	$5.47
Second	$7.05	$5.94	$6.24	$5.55
Third	$6.45	$5.61	$5.72	$4.75
Fourth	$6.25	$5.62	$5.35	$4.90

Performance Graph

The following graph compares the performance of our common stock for the periods indicated with the performance of the NASDAQ Composite Index and NASDAQ Electronic Components Index. The graph assumes $100 invested on the last day of our fiscal year 2012, in our common stock, the NASDAQ Composite Index, and NASDAQ Electronic Components Index. Total return indices reflect reinvestment of dividends at the closing stock prices at the date of the dividend declaration.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Richardson Electronics, Ltd., the NASDAQ Composite Index
and the NASDAQ Electronic Components Index

*$100 invested on 6/2/12 in stock or 5/31/12 in index, including reinvestment of dividends.
Indexes calculated on month-end basis.

ITEM 6. Selected Financial Data

Five-Year Financial Review

This information should be read in conjunction with our consolidated financial statements, accompanying notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.

	Fiscal Year Ended (1)
	(in thousands, except per share amounts )
	May 27, 2017	May 28, 2016	May 30, 2015	May 31, 2014	June 1, 2013
Statements of Income (Loss)
Net sales	$136,872	$142,016	$136,957	$137,960	$141,066
Continuing Operations
Income (loss) from continuing operations before tax	(6,116)	(6,220)	(6,994)	$(652)	$642
Income tax provision (benefit)	812	546	(1,466)	(307)	160
Income (loss) from continuing operations	$(6,928)	$(6,766)	$(5,528)	$(345)	$482
Discontinued Operations
Income (loss) from discontinued operations	—	—	(31)	$(170)	$766
Net income (loss)	$(6,928)	$(6,766)	$(5,559)	$(515)	$1,248
Per Share Data
Net income (loss) per Common share - Basic:
Income (loss) from continuing operations	$(0.55)	$(0.53)	$(0.41)	$(0.03)	$0.03
Income (loss) from discontinued operations	—	—	—	(0.01)	0.05
Total net income (loss) per Common share - Basic:	$(0.55)	$(0.53)	$(0.41)	$(0.04)	$0.08
Net income (loss) per Class B common share - Basic:
Income (loss) from continuing operations	$(0.49)	$(0.47)	$(0.36)	$(0.02)	$0.03
Income (loss) from discontinued operations	—	—	—	(0.01)	0.05
Total net income (loss) per Class B common share - Basic:	$(0.49)	$(0.47)	$(0.36)	$(0.03)	$0.08
Net income (loss) per Common share - Diluted:
Income (loss) from continuing operations	$(0.55)	$(0.53)	$(0.41)	$(0.03)	$0.03
Income (loss) from discontinued operations	—	—	—	(0.01)	0.05
Total net income (loss) per Common share - Diluted:	$(0.55)	$(0.53)	$(0.41)	$(0.04)	$0.08
Net income (loss) per Class B common share - Diluted:
Income (loss) from continuing operations	$(0.49)	$(0.47)	$(0.36)	$(0.02)	$0.03
Income (loss) from discontinued operations	—	—	—	(0.01)	0.05
Total net income (loss) per Class B common share - Diluted:	$(0.49)	$(0.47)	$(0.36)	$(0.03)	$0.08
Cash Dividend Data
Dividends per common share	$0.24	$0.24	$0.24	$0.24	$0.24
Dividends per Class B common share(2)	$0.22	$0.22	$0.22	$0.22	$0.22
Balance Sheet Data
Total assets	$157,464	$168,130	$184,994	$203,545	$217,318
Stockholders’ equity	$132,327	$141,675	$156,652	$174,845	$185,239

(1)	Our fiscal year ends on the Saturday nearest the end of May. Each of the fiscal years presented contain 52/53 weeks.
(2)	The dividend per Class B common share is 90% of the dividend per Class A common share.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to assist the reader in better understanding our business, results of operations, financial condition, changes in financial condition, critical accounting policies and estimates, and significant developments. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes appearing elsewhere in this filing. This section is organized as follows:

●	Business Overview

●	Results of Continuing Operations - an analysis and comparison of our consolidated results of operations for the fiscal years ended May 27, 2017, May 28, 2016, and May 30, 2015, as reflected in our consolidated statements of comprehensive loss.

●	Liquidity, Financial Position, and Capital Resources - a discussion of our primary sources and uses of cash for the fiscal years ended May 27, 2017, May 28, 2016, and May 30, 2015, and a discussion of changes in our financial position.

Business Overview

Richardson Electronics, Ltd. is a leading global provider of engineered solutions, power grid and microwave tubes and related consumables; power conversion and RF and microwave components; high value flat panel detector solutions, replacement parts, tubes and service training for diagnostic imaging equipment; and customized display solutions. We serve customers in the alternative energy, healthcare, aviation, broadcast, communications, industrial, marine, medical, military, scientific and semiconductor markets. The Company’s strategy is to provide specialized technical expertise and “engineered solutions” based on our core engineering and manufacturing capabilities. The Company provides solutions and adds value through design-in support, systems integration, prototype design and manufacturing, testing, logistics, and aftermarket technical service and repair through its global infrastructure.

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

Healthcare manufactures, refurbishes and distributes high value replacement parts for the healthcare market including hospitals, medical centers, asset management companies, independent service organizations, and multi-vendor service providers. Products include Diagnostic Imaging replacement parts including CT and MRI tubes, hydrogen thyratrons, klystrons, magnetrons; replacement flat panel detectors and upgrades; and additional replacement components currently under development for the diagnostic imaging service market. Through a combination of newly developed products and partnerships, service offerings, and training programs, we believe we can help our customers improve efficiency and deliver better clinical outcomes while lowering the cost of healthcare delivery.

We currently have operations in the following major geographic regions: North America, Asia/Pacific, Europe, and Latin America.

Results of Continuing Operations

Overview - Fiscal Year Ended May 27, 2017

●	Net sales for fiscal 2017 were $136.9 million, down 3.6%, compared to net sales of $142.0 million during fiscal 2016.

●	Gross margin was 32.1% of net sales for fiscal year 2017, compared to 31.6% of net sales for fiscal 2016.

●	Selling, general, and administrative expenses decreased to $49.9 million, or 36.4% of net sales, for fiscal 2017, compared to $51.6 million, or 36.4% of net sales, for fiscal 2016.

●	Operating loss during fiscal 2017 was $5.8 million, compared to a loss of $6.6 million for fiscal 2016.

●	Other expense for fiscal 2017 was $0.4 million, compared to other income of $0.3 million for fiscal 2016.

●	Loss from continuing operations during fiscal 2017 was $6.9 million versus a loss of $6.8 million during fiscal 2016.

●	There were no results from discontinued operations during both fiscal 2017 and fiscal 2016.

●	Net loss during fiscal 2017 was $6.9 million, compared to net loss of $6.8 million during fiscal 2016.

Net Sales and Gross Profit Analysis

Net sales by segment and percent change for fiscal 2017, 2016, and 2015 were as follows (in thousands):

Net Sales	FY 2017	FY 2016	FY 2015	FY17 vs. FY16 % Change	FY16 vs. FY15 % Change
PMT	$104,226	$105,554	$105,748	(1.3%)	(0.2%)
Canvys	20,534	23,453	24,645	(12.4%)	(4.8%)
Healthcare	12,112	13,009	6,564	(6.9%)	98.2%
Total	$136,872	$142,016	$136,957	(3.6%)	3.7%

During fiscal 2017 consolidated net sales decreased by 3.6% compared to fiscal 2016. Sales for PMT declined by 1.3%, Canvys sales declined by 12.4% and Healthcare sales declined by 6.9%. During fiscal 2016 consolidated net sales increased by 3.7% compared to fiscal 2015. Sales for PMT declined by 0.2% and Canvys declined by 4.8%, offset by a 98.2% increase in sales for Healthcare.

Gross profit by segment and percent of segment net sales for fiscal 2017, 2016, and 2015 were as follows (in thousands):

Gross Profit	FY 2017		FY 2016		FY 2015
PMT	$33,382	32.0%	$33,088	31.3%	$33,098	31.3%
Canvys	5,752	28.0%	6,017	25.7%	6,457	26.2%
Healthcare	4,749	39.2%	5,730	44.0%	1,583	24.1%
Total	$43,883	32.1%	$44,835	31.6%	$41,138	30.0%

Gross profit reflects the distribution and manufacturing product margin less manufacturing variances, inventory obsolescence charges, customer returns, scrap and cycle count adjustments, engineering costs, unabsorbed manufacturing labor and overhead, and other provisions.

Consolidated gross profit was $43.9 million during fiscal 2017, compared to $44.8 million during fiscal 2016. Consolidated gross margin as a percentage of net sales increased to 32.1% during fiscal 2017, from 31.6% during fiscal 2016. Gross margin during fiscal 2017 included expense related to inventory provisions for PMT of $0.4 million, $0.1 million for Canvys, and less than $0.1 million for Healthcare. Gross margin during fiscal 2016 included expense related to inventory provisions for PMT of $0.3 million, $0.4 million for Canvys, and less than $0.1 million for Healthcare.

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

Power and Microwave Technologies Group

Net sales for PMT decreased 1.3% to $104.2 million during fiscal 2017, from $105.6 million during fiscal 2016. Last year, we recognized a large tube order for a military application which was mostly offset in fiscal 2017 by new technology suppliers in the RF, microwave and power market as well as increases in manufactured products associated with growth in the semiconductor wafer fab market. Gross margin as a percentage of net sales increased to 32.0% during fiscal 2017 as compared to 31.3% during fiscal 2016, primarily due to product mix and improved manufacturing absorption.

Net sales for PMT decreased 0.2% to $105.6 million during fiscal 2016, from $105.7 million during fiscal 2015. We recognized a large tube order for a military application and sales of power conversion and RF and microwave components increased. This was offset by a decline in the broadcast market along with specialty products manufactured in LaFox and sold primarily into the semiconductor capital equipment market. Gross margin as a percentage of net sales remained flat at 31.3% during fiscal 2016 as compared to fiscal 2015.

Canvys

Net sales for Canvys decreased 12.4% to $20.5 million during fiscal 2017, from $23.5 million during fiscal 2016. Sales in North America were down due to customer delays in new program rollouts. Gross margin as a percentage of net sales increased to 28.0% during fiscal 2017 as compared to 25.7% during fiscal 2016, primarily due to product mix and lower inventory reserves.

Net sales for Canvys decreased 4.8% to $23.5 million during fiscal 2016, from $24.6 million during fiscal 2015. Sales in the North America OEM markets were down due to specific customers going through acquisitions within our customer base that disrupted the day to day business and delays in new programs. Gross margin as a percentage of net sales declined to 25.7% during fiscal 2016 as compared to 26.2% during fiscal 2015, primarily due to the devaluation of the Euro.

 Healthcare

Net sales for Healthcare decreased 6.9% to $12.1 million during fiscal 2017, from $13.0 million during fiscal 2016. The reduction in sales was due to a decline in the Picture Archiving and Communication Systems (PACS) display business, which we divested in the fourth quarter of fiscal 2017. This decline was slightly offset by an increase in sales in our core Healthcare business including diagnostic imaging replacement parts and CT tubes. Gross margin as a percentage of net sales decreased to 39.2% during fiscal 2017, compared to 44.0% during fiscal 2016. This decrease was primarily due to change in product mix that included a significant increase year over year in IMES equipment sales, which yield lower margins than replacement parts and CT tubes, in addition to continued pricing pressure on replacement parts resulting in lower margins.

Net sales for Healthcare increased 98.2% to $13.0 million during fiscal 2016, from $6.6 million during fiscal 2015. The acquisition of IMES during fiscal 2016 resulted in $7.6 million in sales, however sales in the Picture Archiving and Communication Systems (PACS) display market were down $1.2 million driven by budget concerns and a difficult capital market for hospitals. Gross margin as a percentage of net sales increased to 44.0% during fiscal 2016, compared to 24.1% during fiscal 2015. This increase was primarily due to the significantly higher gross margins of the IMES business acquired during fiscal 2016.

Sales by Geographic Area

On a geographic basis, our sales are categorized by destination: North America; Europe; Asia/Pacific; Latin America; and Other.

Net sales by geographic area and percent change for fiscal 2017, 2016, and 2015 were as follows (in thousands):

Net Sales	FY 2017	FY 2016	FY 2015	FY17 vs. FY16 % Change	FY16 vs. FY15 % Change
North America	$55,963	$66,365	$59,742	(15.7%)	11.1%
Asia/Pacific	27,997	24,564	24,605	14.0%	(0.2%)
Europe	44,296	44,634	44,425	(0.8%)	0.5%
Latin America	8,552	6,347	8,275	34.7%	(23.3%)
Other(1)	64	106	(90)	(39.6%)	(217.8%)
Total	$136,872	$142,016	$136,957	(3.6%)	3.7%

Gross profit by geographic area and percent of geographic net sales for fiscal 2017, 2016, and 2015 were as follows (in thousands):

Gross Profit (Loss)	FY 2017		FY 2016		FY 2015
North America	$20,597	36.8%	$23,506	35.4%	$20,352	34.1%
Asia/Pacific	9,630	34.4%	8,212	33.4%	7,967	32.4%
Europe	14,418	32.5%	13,541	30.3%	14,051	31.6%
Latin America	3,250	38.0%	2,397	37.8%	3,082	37.2%
Other(1)	(4,012)		(2,821)		(4,314)
Total	$43,883	32.1%	$44,835	31.6%	$41,138	30.0%

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

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses (“SG&A”) decreased during fiscal 2017 to $49.9 million from $51.6 million during fiscal 2016. SG&A as a percentage of sales, remained flat at 36.4% during fiscal 2017 as compared to fiscal 2016. The decrease was due to lower salaries and incentive compensation expenses from workforce reductions, and a reduction of IT expenses compared to fiscal 2016, mostly offset by $1.3 million of severance expense related to a reduction in workforce during the second quarter of fiscal 2017. In addition, research and development expenses for Richardson Healthcare increased by $0.5 million.

Selling, general, and administrative expenses (“SG&A”) increased during fiscal 2016 to $51.6 million from $49.2 million during fiscal 2015. SG&A as a percentage of sales, increased to 36.4% during fiscal 2016 from 35.9% during fiscal 2015. The increase in SG&A was due to $5.0 million related to IMES and additional investments in our Richardson Healthcare business to support its growth and $0.7 million in PMT to support the power conversion growth initiatives, partially offset by decreases of $1.9 million in IT services, $0.9 million in our other support functions, and $0.5 million in Canvys.

Other Income/Expense

Other income/expense was expense of $0.4 million during fiscal 2017, compared to income of $0.3 million during fiscal 2016. Fiscal 2017 included $0.2 million of investment income, offset by $0.6 million of foreign exchange losses. Fiscal 2016 included $0.6 million of investment income, partially offset by $0.2 million of foreign exchange losses. Our foreign exchange gains and losses are primarily due to the translation of U.S. dollars held in non-U.S. entities. We currently do not utilize derivative instruments to manage our exposure to foreign currency.

Income Tax Provision (Benefit)

Our income tax provision from continuing operations during fiscal year 2017 and fiscal 2016 was $0.8 million and $0.5 million, respectively. Our income tax benefit for fiscal 2015 was $1.5 million. The effective income tax rates for continuing operations during fiscal 2017, 2016, and 2015, were 13.3%, 8.8%, and (20.9)%, respectively. The difference between the effective tax rates as compared to the U.S. federal statutory rate of 34% during 2017, 2016, and 2015 is primarily driven by the impact of recording a valuation allowance against all of our U.S. state and federal net deferred tax assets, repatriation of foreign earnings, changes in our geographical distribution of income (loss), and our recording of uncertain tax positions with respect to ASC 740-30, Income Taxes - Other Considerations or Special Areas (“ASC 740-30”).

As of May 27, 2017, we had approximately $4.2 million of net deferred tax assets related to federal net operating loss (“NOL”) carryforwards, compared to $5.7 million as of May 28, 2016. Net deferred tax assets related to domestic state NOL carryforwards amounted to approximately $3.0 million, compared to $2.7 million during fiscal 2016. Net deferred tax assets related to foreign NOL carryforwards totaled approximately $0.7 million with various or indefinite expiration dates. The amount of net deferred tax assets related to foreign NOL carryforwards was $0.6 million for fiscal 2016. We also have a domestic net deferred tax asset of $3.8 million of foreign tax credit carryforwards as of May 27, 2017, compared to $0.3 million as of May 28, 2016. The changes in balances from prior year for the federal NOL carryforwards was driven by current year taxable losses which was offset by income that was generated from a dividend from Richardson Electronics China during the first quarter of fiscal 2017. The dividend also drove the increase in the foreign tax credit carryforward. We do not have any alternative minimum tax credit carryforward as of May 27, 2017.

We have historically determined that certain undistributed earnings of our foreign subsidiaries, to the extent of cash available, will be repatriated to the U.S. Accordingly, we have provided a deferred tax liability totaling $5.7 million and $6.7 million as of May 27, 2017 and May 28, 2016, respectively, on foreign earnings of $39.5 million and $48.7 million, respectively. The decrease year over year primarily relates to the realization of the income from the Richardson Electronics China dividend which was previously accounted for at May 28, 2016 as part of our undistributed earnings liability for foreign subsidiaries. In addition, as of May 27, 2017, $6.4 million of cumulative positive earnings of some of our foreign subsidiaries are still considered permanently reinvested pursuant to ASC 740-30, Income Taxes - Other Considerations or Special Areas (“ASC 740-30”). Due to various tax attributes that are continuously changing, it is not practicable to determine what, if any, tax liability might exist if such earnings were to be repatriated.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant component of objective evidence evaluated was the cumulative income or loss incurred in each jurisdiction over the three-year period ended May 27, 2017. Such objective evidence limits the ability to consider subjective evidence such as future income projections. We considered other positive evidence in determining the need for a valuation allowance in the U.S. including the repatriation of foreign earnings which we do not consider permanently reinvested in certain of our foreign subsidiaries. The weight of this positive evidence is not sufficient to outweigh other negative evidence in evaluating our need for a valuation allowance in the U.S. jurisdiction.

As of May 27, 2017, a valuation allowance of $8.5 million has been established to record only the portion of the deferred tax asset that will more likely than not be realized. There has been an increase in the valuation allowance from May 28, 2016 in the amount of $2.6 million. The valuation allowance relates to deferred tax assets in foreign jurisdictions where historical taxable losses have been incurred. We also recorded a valuation allowance for all domestic federal and state net deferred tax assets considering the significant cumulative losses in the U.S. jurisdiction, the reversal of the deferred tax liability for foreign earnings, and no forecast of additional U.S. income. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth.

Income taxes paid, including foreign estimated tax payments, were $0.4 million, $0.7 million, and $0.5 million, during fiscal 2017, 2016, and 2015, respectively.

In the normal course of business, we are subject to examination by taxing authorities throughout the world. Generally, years prior to fiscal 2007 are closed for examination under the statute of limitation for U.S. federal, U.S. state and local, or non-U.S. tax jurisdictions. We are under examination in the state of Illinois for fiscal years 2011 through 2013. We are currently under examination in Germany (fiscal 2011 through 2014) and Thailand (fiscal 2008 through 2011). Our primary foreign tax jurisdictions are Germany and the Netherlands. We have tax years open in Germany beginning in fiscal 2011 and the Netherlands beginning in fiscal 2011.

The uncertain tax positions from continuing operations as of May 27, 2017 and May 28, 2016, totaled $0.0 million and $0.1 million, respectively. We record penalties and interest relating to uncertain tax positions in the income tax expense line item within the unaudited consolidated statements of comprehensive loss. It is not expected that there will be a change in the unrecognized tax benefits within the next 12 months for which an amount can be determined.

Discontinued Operations

During fiscal 2011, we completed the sale of the assets primarily used or held for use in, and certain liabilities of our RF, Wireless, and Power Division (“RFPD”), as well as certain other Company assets, including our information technology assets, to Arrow Electronics, Inc. (“Arrow”) in exchange for $238.8 million (“the Transaction”). In accordance with Accounting Standards Codification (“ASC”) 205-20, Presentation of Financial Statements - Discontinued Operations (“ASC 205-20”), we reported the financial results of RFPD as a discontinued operation. Refer to Note 5 “Discontinued Operations” of the notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

There were no discontinued operations in either fiscal 2017 or fiscal 2016. In fiscal 2015, the Company recorded an income tax provision of less than $0.1 million due to an income tax audit as a result of the Transaction. The Company has an unrecognized tax benefit for discontinued operations relating to an amended Illinois state income tax return related to the Transaction.

Liquidity, Financial Position, and Capital Resources

Our growth and cash needs have been primarily financed through income from operations and cash on hand.

Cash and cash equivalents were $55.4 million at May 27, 2017. Investments including CD’s and time deposits, classified as short-term investments were $6.4 million and long-term investments were $2.4 million including equity securities of $0.6 million. Cash and investments at May 27, 2017, consisted of $16.3 million in North America, $15.5 million in Europe, $1.5 million in Latin America, and $30.9 million in Asia/Pacific. We repatriated $11.3 million to the U.S. from China during our first quarter of fiscal 2017.

Cash and cash equivalents were $60.4 million at May 28, 2016. Investments including CD’s and time deposits, classified as short-term investments were $2.3 million and long-term investments were $7.8 million including equity securities of $0.6 million. Cash and investments at May 28, 2016, consisted of $18.1 million in North America, $12.6 million in Europe, $0.7 million in Latin America, and $39.1 million in Asia/Pacific.

We believe we will continue to have sufficient liquidity to fund our future growth strategies for our business in the foreseeable future.

Cash Flows from Operating Activities

Positive cash flow from operating activities primarily resulted from our net loss, adjusted for non-cash items, and changes in our operating assets and liabilities.

Operating activities provided $1.8 million of cash during fiscal 2017. We had net loss of $6.9 million during fiscal 2017, which included non-cash stock-based compensation expense of $0.4 million associated with the issuance of stock option awards, $0.5 million of inventory provisions, and depreciation and amortization expense of $2.7 million associated with our property and equipment as well as amortization of our intangible assets. Changes in our operating assets and liabilities was $5.4 million during fiscal 2017, due primarily to the decrease in accounts receivable of $4.2 million, the decrease in inventories of $2.4 million, the increase in our accounts payable of $1.0 million, partially offset by the decrease in accrued liabilities of $0.7 million and the increase in prepaid expenses and other assets of $1.3 million. The decrease in, or cash provided by, our inventory was primarily due to key supply chain efforts to reduce and manage inventory levels. The decrease in accounts receivable was primarily due to the collection of a large receivable during the first quarter of fiscal 2017 that was invoiced during the fourth quarter of fiscal 2016. The increase in accounts payable was primarily due to an increase in our accrual for inventory in transit from vendors. The decrease in accrued liabilities was primarily due to a reductions in incentive accruals and an asset retirement obligation in France. The increase in prepaid expenses and other assets was due to investments in our Healthcare segment and other receivables with a supplier and for the sale of assets.

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

Cash used in investing activities of $3.8 million during fiscal 2017, which included proceeds from the maturities of investments of $3.6 million, offset by the purchases of investments of $2.2 million, and $5.2 million in capital expenditures. Capital expenditures relates primarily to our Healthcare growth initiatives and capital equipment and software for our new IT system.

Cash provided by investing activities of $8.2 million during fiscal 2016, included proceeds from the maturities of investments of $27.0 million and proceeds from the sale of our building in Spain of $0.4 million, offset by the acquisition of IMES of $12.2 million, purchases of investments of $2.2 million, and $4.8 million in capital expenditures. Capital expenditures relate primarily to our Healthcare growth initiatives and capital for our new IT system.

Our purchases and proceeds from investments consist of time deposits and CDs. Purchasing of future investments may vary from period to period due to interest and foreign currency exchange rates.

Cash Flows from Financing Activities

The cash flow from financing activities primarily consists of repurchases of common stock and cash dividends paid.

Cash used in financing activities during fiscal 2017 was $3.0 million for dividends paid, which were approved by the Board of Directors.

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

Contractual Obligations

Contractual obligations by expiration period are presented in the table below as of May 27, 2017 (in thousands):

	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years	Total
Lease obligations(1)	$1,607	$3,320	$200	$144	$5,271

(1)	Lease obligations are related to certain warehouse and office facilities under non-cancelable operating leases.

We believe that the existing sources of liquidity, including current cash, will provide sufficient resources to meet known capital requirements and working capital needs for the fiscal year ending June 2, 2018.

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

Allowance for Doubtful Accounts

Our allowance for doubtful accounts includes estimated losses that result from uncollectible receivables. The estimates are influenced by the following: continuing credit evaluation of customers’ financial conditions; aging of receivables, individually and in the aggregate; a large number of customers which are widely dispersed across geographic areas; collectability and delinquency history by geographic area; and the fact that no single customer accounts for more than 10% of net sales. Significant changes in one or more of these considerations may require adjustments affecting net income and net carrying value of accounts receivable. The allowance for doubtful accounts was approximately $0.4 million as of May 27, 2017, and $0.4 million as of May 28, 2016.

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

Inventories

Our worldwide inventories are stated at the lower of cost or market, generally using a weighted-average cost method. Our net inventories included approximately $36.0 million of finished goods, $5.3 million of raw materials, and $1.4 million of work-in-progress as of May 27, 2017, as compared to approximately $40.0 million of finished goods, $4.4 million of raw materials, and $1.0 million of work-in-progress as of May 28, 2016.

Provisions for obsolete or slow moving inventories are recorded based upon regular analysis of stock rotation privileges, obsolescence, the exiting of certain market segments, and assumptions about future demand and market conditions. If future demand, changes in the industry, or market conditions differ from management’s estimates, additional provisions may be necessary.

We recorded provisions to our inventory reserves of $0.5 million, $0.7 million, and $0.2 million during fiscal 2017, 2016, and 2015, respectively, which were included in cost of sales. The provisions were primarily for obsolete and slow moving parts. The parts were written down to estimated realizable value.

Goodwill and Other Intangible Assets

There was $6.3 million of goodwill reported on our balance sheet at both May 27, 2017 and May 28, 2016. The goodwill balance in its entirety relates to our IMES reporting unit which is included in the Healthcare segment.

We test goodwill for impairment annually and whenever events or circumstances indicate an impairment may have occurred, such as a significant adverse change in the business climate, loss of key personnel or a decision to sell or dispose of a reporting unit.

During the fourth quarter of each fiscal year, our goodwill balances are reviewed for impairment using the first day of our fourth quarter as the measurement date. If after reviewing the totality of events or circumstances as provided in ASU 2011-08 we determine that it is not likely that the fair value of a reporting unit exceeds its carrying amount, then we test for impairment through the application of a fair value based test. We estimate the fair value of each of our reporting units based on projected future operating results, market approach, and discounted cash flows.

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

After reviewing the totality of events or circumstances as provided in ASU 2011-08, we determined that it was not more likely than not that the fair value for the IMES reporting unit exceeded its carrying value. Accordingly, the first step of the two step goodwill impairment test as described in FASB ASC 350-20-35 was performed. We performed the first step of the two step impairment test using the income method, which is based on a discounted future cash flow approach that uses the significant assumptions of projected revenue, projected operational profit, terminal growth rates, and the cost of capital.

The results of our goodwill impairment test as of February 26, 2017 indicated that the value of goodwill attributed to our IMES reporting unit was not impaired. Since the acquisition of IMES in June 2015, there have been no fundamental changes in the business or market that would indicate a significant decline in the fair value since the acquisition date. In the two years since acquisition, the Company has made significant investments in the IMES business, including $6 million in capital expenditures that are expected to increase IMES’ product offerings and result in increased future sales, operating profit and cash flows.

Management’s projections used to estimate the undiscounted cash flows included increasing sales volumes from new product offerings being developed and expanded sales into new geographies and operational improvements designed to reduce costs. Changes in any of the significant assumptions used, including if the Company does not successfully achieve its operating plan, which is dependent on the creation of new product offerings, can materially affect the expected cash flows, and such impacts could result in a material non-cash impairment charge of goodwill and other long lived assets.

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

If adverse events do occur, our impairment review is based on an undiscounted cash flow analysis at the lowest level at which cash flows of the long-lived assets are largely independent of other groups of our assets and liabilities. This analysis requires management judgment with respect to changes in technology, the continued success of product lines, and future volume, revenue and expense growth rates. We conduct annual reviews for idle and underutilized equipment, and review business plans for possible impairment. Impairment occurs when the carrying value of the assets exceeds the future undiscounted cash flows expected to be earned by the use of the asset or asset group. When impairment is indicated, the estimated future cash flows are then discounted to determine the estimated fair value of the asset or asset group and an impairment charge is recorded for the difference between the carrying value and the estimated fair value.

Additionally, we also evaluate the remaining useful life each reporting period to determine whether events and circumstances warrant a revision to the remaining period of depreciation or amortization. If the estimate of a long lived asset’s remaining useful life is changed, the remaining carrying amount of the asset is amortized prospectively over that revised remaining useful life.

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

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers, which amends guidance for revenue recognition. ASU 2014-09 is principles based guidance that can be applied to all contracts with customers, enhancing comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. The core principle of the guidance is that entities should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The guidance details the steps entities should apply to achieve the core principle. In August 2015, the FASB issued an amendment to defer the effective date for all entities by one year. For public entities, ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted as of annual reporting periods beginning after December 15, 2016. Companies have the option of using either a full or modified retrospective approach in applying this standard. During fiscal 2016 and 2017, the FASB issued four additional updates which further clarify the guidance provided in ASU 2014-09.

We are evaluating the impact of the new standard on our financial statements using a three-phase approach (assessment, conversion and implementation). We are in our primary assessment stage, which included identifying revenue streams, contracts and responsible parties who create and manage those accounts, quantifying the impact of identified contracts on the financial statements and identifying internal control changes. We are in the initial stage of our assessment phase and therefore further evaluation is needed to determine the impact on our financial statements, related disclosures and controls upon adoption. We expect to finalize the primary assessment phase in the first quarter of fiscal 2018. We will complete the conversion and implementation phases during fiscal 2018 in conjunction with future interpretative guidance.

In July 2015, the FASB issued ASU No. 2015-11 (“ASU 2015-11”), Simplifying the Measurement of Inventory. ASU 2015-11 requires inventory within the scope of the ASU (e.g., first-in, first-out (“FIFO”) or average cost) to be measured using the lower of cost and net realizable value. Inventory excluded from the scope of the ASU (i.e., last-in, first-out (“LIFO”) or the retail inventory method) will continue to be measured at the lower of cost or market. The ASU also amends some of the other guidance in Topic 330, “Inventory,” to more clearly articulate the requirements for the measurement and disclosure of inventory. However, those amendments are not intended to result in any changes to current practice. ASU 2015-11 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company does not expect adoption of ASU 2015-11 to have a material impact on the Company’s consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. ASU 2015-17 eliminates the prior US GAAP guidance in Topic 740, Income Taxes, that required an entity to separate deferred tax liabilities and assets between current and noncurrent amounts in a classified balance sheet. The amendments in ASU 2015-17 require that all deferred tax liabilities and assets of the same tax jurisdiction or a tax filing group, as well as any related valuation allowance, be offset and presented as a single noncurrent amount in a classified balance sheet. ASU 2015-17 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. In order to simplify presentation of deferred tax balances, the Company adopted this standard prospectively in the quarter ended August 27, 2016, which did not have a material impact on the Company’s results of operations, cash flows or stockholders’ equity. Periods prior to August 27, 2016 were not retrospectively adjusted.

In February 2016, the FASB issued ASU 2016-02 (“ASU 2016-02”), Leases. ASU 2016-02 establishes a right-of-use (“ROU”) model that requires a lessee to record an ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the potential impact of the adoption of ASU 2016-02 on the Company’s consolidated financial statements. Upon adoption, the Company expects that the amounts recognized for the ROU asset and lease liability in the balance sheets may be material.

In March 2016, the FASB issued ASU 2016-09 (“ASU 2016-09”), Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 introduces targeted amendments intended to simplify the accounting for stock compensation. ASU 2016-09 will directly impact the tax administration of equity plans. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted and any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company expects to adopt ASU 2016-09 in the first quarter of fiscal 2018, at which time we will evaluate the potential impact of the adoption of this standard on the Company’s consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15 (“ASU 2016-15”), Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017. The new standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case it would be required to apply the amendments prospectively as of the earliest date practicable. The Company is currently in the process of evaluating the impact of adoption on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04 (“ASU 2017-04”), Simplifying the Test for Goodwill Impairment. ASU 2017-04 eliminates step 2 from the goodwill impairment test. As amended, the goodwill impairment test will consist of one step comparing the fair value of a reporting unit with its carrying amount. An entity should recognize a goodwill impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. An entity may still perform the optional qualitative assessment for a reporting unit to determine if it is more likely than not that goodwill is impaired. ASU 2017-04 will be effective for fiscal years and interim periods beginning after December 15, 2019. ASU 2017-04 is required to be applied prospectively and early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently in the process of evaluating the impact of adoption on its consolidated financial statements.

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

Our foreign denominated assets and liabilities are cash, accounts receivable, inventory, accounts payable and intercompany receivables and payables, as we conduct business in countries of the European Union, Asia/Pacific and, to a lesser extent, Canada and Latin America. We do manage foreign exchange exposures by using currency clauses in certain sales contracts and we also have local debt to offset asset exposures. We have not used any derivative instruments nor entered into any forward contracts in fiscal 2017, fiscal 2016, or fiscal 2015.

Had the U.S. dollar changed unfavorably 10% against various foreign currencies, foreign denominated net sales would have been lower by an estimated $9.1 million during fiscal 2017, an estimated $9.9 million during fiscal 2016, and an estimated $9.6 million during fiscal 2015. Total assets would have declined by an estimated $5.2 million as of the fiscal year ended May 27, 2017, and an estimated $6.5 million as of the fiscal year ended May 28, 2016, while the total liabilities would have decreased by an estimated $0.9 million as of the fiscal year ended May 27, 2017, and an estimated $0.9 million as of the fiscal year ended May 28, 2016.

The interpretation and analysis of these disclosures should not be considered in isolation since such variances in exchanges rates would likely influence other economic factors. Such factors, which are not readily quantifiable, would likely also affect our operations.

ITEM 8. Financial Statements and Supplementary Data

Richardson Electronics, Ltd.

Audited Consolidated Balance Sheets

(in thousands, except per share amounts)

	May 27, 2017	May 28, 2016
Assets
Current assets:
Cash and cash equivalents	$55,327	$60,454
Accounts receivable, less allowance of $398 and $364, respectively	20,782	24,928
Inventories, net	42,749	45,422
Prepaid expenses and other assets	3,070	1,758
Deferred income taxes	—	1,078
Income tax receivable	—	17
Investments - current	6,429	2,268
Total current assets	128,357	135,925
Non-current assets:
Property, plant and equipment, net	15,813	12,986
Goodwill	6,332	6,332
Intangible assets, net	3,441	3,818
Non-current deferred income taxes	1,102	1,270
Investments - non-current	2,419	7,799
Total non-current assets	29,107	32,205
Total assets	$157,464	$168,130
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,933	$14,896
Accrued liabilities	8,311	9,135
Total current liabilities	24,244	24,031
Non-current liabilities:
Non-current deferred income tax liabilities	158	1,457
Other non-current liabilities	735	967
Total non-current liabilities	893	2,424
Total liabilities	25,137	26,455
Stockholders’ equity
Common stock, $0.05 par value; issued and outstanding 10,712 shares at May 27, 2017, and 10,703 shares at May 28, 2016	535	535
Class B common stock, convertible, $0.05 par value; issued and outstanding 2,137 shares at May 27, 2017, and 2,141 shares at May 28, 2016	107	107
Preferred stock, $1.00 par value, no shares issued	—	—
Additional paid-in-capital	59,436	58,969
Common stock in treasury, at cost, no shares at May 27, 2017, and at May 28, 2016	—	—
Retained earnings	69,333	79,292
Accumulated other comprehensive income	2,916	2,772
Total stockholders’ equity	132,327	141,675
Total liabilities and stockholders’ equity	$157,464	$168,130

Richardson Electronics, Ltd.

Audited Consolidated Statements of Comprehensive Loss

(in thousands, except per share amounts)

	Fiscal Year Ended
	May 27, 2017	May 28, 2016	May 30, 2015
Statements of Comprehensive Loss
Net sales	$136,872	$142,016	$136,957
Cost of sales	92,989	97,181	95,819
Gross profit	43,883	44,835	41,138
Selling, general, and administrative expenses	49,854	51,632	49,229
Gain on disposal of business	(209)	—	—
Gain on disposal of assets	—	(244)	(5)
Operating loss	(5,762)	(6,553)	(8,086)
Other (income) expense:
Investment/interest income	(234)	(562)	(999)
Foreign exchange (gain) loss	612	212	(185)
Other, net	(24)	17	92
Total other (income), expense	354	(333)	(1,092)
Loss from continuing operations before income taxes	(6,116)	(6,220)	(6,994)
Income tax provision (benefit)	812	546	(1,466)
Loss from continuing operations	(6,928)	(6,766)	(5,528)
Loss from discontinued operations, net of tax	—	—	(31)
Net loss	(6,928)	(6,766)	(5,559)
Foreign currency translation gain (loss), net of tax	90	(759)	(6,504)
Fair value adjustments on investments gain (loss)	54	(44)	22
Comprehensive loss	$(6,784)	$(7,569)	$(12,041)
Loss per Common share - Basic:
Loss from continuing operations	$(0.55)	$(0.53)	$(0.41)
Loss from discontinued operations	—	—	—
Total loss per Common share - Basic:	$(0.55)	$(0.53)	$(0.41)
Loss per Class B common share - Basic:
Loss from continuing operations	$(0.49)	$(0.47)	$(0.36)
Loss from discontinued operations	—	—	—
Total loss per Class B common share - Basic:	$(0.49)	$(0.47)	$(0.36)
Loss per Common share - Diluted:
Loss from continuing operations	$(0.55)	$(0.53)	$(0.41)
Loss from discontinued operations	—	—	—
Total loss per Common share - Diluted:	$(0.55)	$(0.53)	$(0.41)
Loss per Class B common share - Diluted:
Loss from continuing operations	$(0.49)	$(0.47)	$(0.36)
Loss from discontinued operations	—	—	—
Total loss per Class B common share - Diluted:	$(0.49)	$(0.47)	$(0.36)
Weighted average number of shares:
Common shares - Basic	10,705	10,908	11,682
Class B common shares - Basic	2,140	2,141	2,151
Common shares - Diluted	10,705	10,908	11,682
Class B common shares - Diluted	2,140	2,141	2,151
Dividends per common share	$0.240	$0.240	$0.240
Dividends per Class B common share	$0.220	$0.220	$0.220

Richardson Electronics, Ltd.

Audited Consolidated Statements of Cash Flows

(in thousands)

	Fiscal Year Ended
	May 27, 2017	May 28, 2016	May 30, 2015
Operating activities:
Net loss	$(6,928)	$(6,766)	$(5,559)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	2,740	2,381	1,707
Inventory provisions	456	690	228
Loss (gain) on sale of investments	(6)	1	(27)
Gain on disposal of business	(209)	—	—
Gain on disposal of assets	—	(244)	(5)
Share-based compensation expense	437	548	726
Deferred income taxes	(55)	201	(1,604)
Change in assets and liabilities, net of effect of acquired business:
Accounts receivable	4,167	(3,521)	(4,495)
Income tax receivable	17	912	1,959
Inventories	2,408	(5,865)	(7,747)
Prepaid expenses and other assets	(1,318)	(16)	(888)
Accounts payable	1,037	(899)	4,207
Accrued liabilities	(699)	(1,027)	1,480
Long-term liabilities-accrued pension	(249)	(465)	—
Other	11	486	238
Net cash provided by (used in) operating activities	1,809	(13,584)	(9,780)
Investing activities:
Cash consideration paid for acquired business	—	(12,209)	—
Capital expenditures	(5,221)	(4,813)	(4,737)
Proceeds from sales of assets	—	402	—
Proceeds from maturity of investments	3,582	27,026	33,617
Purchases of investments	(2,136)	(2,151)	(35,550)
Proceeds from sales of available-for-sale securities	306	268	227
Purchases of available-for-sale securities	(306)	(268)	(227)
Other	(12)	(20)	(248)
Net cash (used in) provided by investing activities	(3,787)	8,235	(6,918)
Financing activities:
Repurchase of common stock	—	(5,015)	(3,945)
Proceeds from issuance of common stock	30	142	324
Cash dividends paid	(3,031)	(3,079)	(3,260)
Other	—	(4)	3
Net cash used in financing activities	(3,001)	(7,956)	(6,878)
Effect of exchange rate changes on cash and cash equivalents	(148)	(776)	(4,641)
Decrease in cash and cash equivalents	(5,127)	(14,081)	(28,217)
Cash and cash equivalents at beginning of period	60,454	74,535	102,752
Cash and cash equivalents at end of period	$55,327	$60,454	$74,535
Supplemental Disclosure of Cash Flow Information:
Cash paid during the fiscal year for:
Income taxes	362	715	495

Richardson Electronics, Ltd.

Audited Consolidated Statements of Stockholders’ Equity

(in thousands)

	Common	Class B Common	Par Value	Additional Paid In Capital	Common Stock in Treasury	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance May 31, 2014:	11,835	2,191	$702	$66,141	$(14)	$97,959	$10,057	$174,845
Comprehensive loss
Net loss	—	—	—	—	—	(5,559)	—	(5,559)
Foreign currency translation	—	—	—	—	—	—	(6,504)	(6,504)
Fair value adjustments on investments	—	—	—	—	—	—	22	22
Share-based compensation:
Stock options	—	—	—	726	—	—	—	726
Common stock:
Options exercised	47	—	2	322	—	—	—	324
Convert Class B to Common	50	(50)	—	—	—	—	—	—
Repurchase of common stock	—	—	—	—	(3,945)	—	—	(3,945)
Cancellation of treasury stock	(401)	—	(20)	(3,939)	3,959	—	—	—
Other	(1)	—	—	2	—	1	—	3
Dividends paid to:
Common ($0.24 per share)	—	—	—	—	—	(2,794)	—	(2,794)
Class B ($0.22 per share)	—	—	—	—	—	(466)	—	(466)
Balance May 30, 2015:	11,530	2,141	$684	$63,252	$—	$89,141	$3,575	$156,652
Comprehensive loss
Net loss	—	—	—	—	—	(6,766)	—	(6,766)
Foreign currency translation	—	—	—	—	—	—	(759)	(759)
Fair value adjustments on investments	—	—	—	—	—	—	(44)	(44)
Share-based compensation:
Stock options	—	—	—	548	—	—	—	548
Common stock:
Options exercised	28	—	1	141	—	—	—	142
Repurchase of common stock	—	—	—	—	(5,015)	—	—	(5,015)
Cancellation of treasury stock	(855)	—	(43)	(4,972)	5,015	—	—	—
Other	—	—	—	—	—	(4)	—	(4)
Dividends paid to:
Common ($0.24 per share)	—	—	—	—	—	(2,615)	—	(2,615)
Class B ($0.22 per share)	—	—	—	—	—	(464)	—	(464)
Balance May 28, 2016:	10,703	2,141	$642	$58,969	$—	$79,292	$2,772	$141,675
Comprehensive loss
Net loss	—	—	—	—	—	(6,928)	—	(6,928)
Foreign currency translation	—	—	—	—	—	—	90	90
Fair value adjustments on investments	—	—	—	—	—	—	54	54
Share-based compensation:
Stock options	—	—	—	437	—	—	—	437
Common stock:
Options exercised	5	—	—	30	—	—	—	30
Convert Class B to Common	4	(4)	—	—	—	—	—	—
Dividends paid to:
Common ($0.24 per share)	—	—	—	—	—	(2,567)	—	(2,567)
Class B ($0.22 per share)	—	—	—	—	—	(464)	—	(464)
Balance May 27, 2017:	10,712	2,137	$642	$59,436	$—	$69,333	$2,916	$132,327

Notes to Consolidated Financial Statements

(in thousands, except per share amounts)

1.	DESCRIPTION OF THE COMPANY

Richardson Electronics, Ltd. is a leading global provider of engineered solutions, power grid and microwave tubes and related consumables; power conversion and RF and microwave components; high value flat panel detector solutions, replacement parts, tubes and service training for diagnostic imaging equipment; and customized display solutions. We serve customers in the alternative energy, healthcare, aviation, broadcast, communications, industrial, marine, medical, military, scientific and semiconductor markets. The Company’s strategy is to provide specialized technical expertise and “engineered solutions” based on our core engineering and manufacturing capabilities. The Company provides solutions and adds value through design-in support, systems integration, prototype design and manufacturing, testing, logistics, and aftermarket technical service and repair through its global infrastructure.

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

We have three operating and reportable segments, which we define as follows:

The Power and Microwave Technologies Group (“PMT”), formerly called the Electron Device Group (“EDG”) prior to July 2015, provides engineered solutions and distributes electronic components to customers in alternative energy, aviation, broadcast, communications, industrial, marine, medical, military, scientific, and semiconductor markets. PMT focuses on various applications including broadcast transmission, CO2 laser cutting, diagnostic imaging, dielectric and induction heating, high energy transfer, high voltage switching, plasma, power conversion, radar, and radiation oncology. PMT also offers its customers technical services for both microwave and industrial equipment.

Canvys provides customized display solutions serving the corporate enterprise, financial, healthcare, industrial, and medical OEM markets.

Healthcare manufactures, refurbishes and distributes high value replacement parts for the healthcare market including hospitals, medical centers, asset management companies, independent service organizations, and multi-vendor service providers. Products include Diagnostic Imaging replacement parts including CT and MRI tubes, hydrogen thyratrons, klystrons, magnetrons; replacement flat panel detectors and upgrades; and additional replacement components currently under development for the diagnostic imaging service market. Through a combination of newly developed products and partnerships, service offerings, and training programs, we believe we can help our customers improve efficiency and deliver better clinical outcomes while lowering the cost of healthcare delivery.

We currently have operations in the following major geographic regions: North America, Asia/Pacific, Europe, and Latin America.

Customer Concentration: No one customer represented more than 10% of our total accounts receivable balance as of May 27, 2017. One customer represented $3.8 million, or 15%, of our total accounts receivable balance, as of May 28, 2016. This receivable was collected in the first month of our fiscal 2017. No one customer represented more than 10% of net sales for either fiscal 2017 or fiscal 2016.

Supplier Concentration: One of our suppliers represented 14% of our total cost of sales as of May 27, 2017, and 15% as of May 28, 2016. The amount owed to this supplier was approximately $2.3 million as of May 27, 2017, and $2.2 million as of May 28, 2016.

2.	BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP for all fiscal years presented.

The consolidated financial statements include our wholly owned subsidiaries. All intercompany transactions and account balances have been eliminated in consolidation.

Our fiscal year 2017 began on May 29, 2016, and ended on May 27, 2017. Unless otherwise noted, all references to a particular year in this document shall mean our fiscal year.

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

Fair Values of Financial Instruments: The fair values of financial instruments are determined based on quoted market prices and market interest rates as of the end of the reporting period. Our financial instruments include investments, accounts receivable, accounts payable, and accrued liabilities. The fair values of these financial instruments approximate carrying values at May 27, 2017, and May 28, 2016.

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

Allowance for Doubtful Accounts: Our allowance for doubtful accounts includes estimated losses that result from uncollectible receivables. The estimates are influenced by the following: continuing credit evaluation of customers’ financial conditions; aging of receivables, individually and in the aggregate; a large number of customers which are widely dispersed across geographic areas; collectability and delinquency history by geographic area; and the fact that no single customer accounts for more than 10% of net sales. Significant changes in one or more of these considerations may require adjustments affecting net income and net carrying value of accounts receivable. The allowance for doubtful accounts was approximately $0.4 million as of both May 27, 2017, and as of May 28, 2016.

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

Foreign Currency Translation: The functional currency is the local currency at all foreign locations, with the exception of Hong Kong, which the functional currency is the US dollar. Balance sheet items for our foreign entities, included in our consolidated balance sheet are translated into U.S. dollars at end-of-period spot rates. Gains and losses resulting from translation of foreign subsidiary financial statements are credited or charged directly to accumulated other comprehensive income/(loss), a component of stockholders’ equity. Revenues and expenses are translated at the current rate on the date of the transaction. Gains and losses resulting from foreign currency transactions are included in income. Foreign currency translation reflected in our consolidated statements of comprehensive loss was a loss of $0.6 million during fiscal 2017, a loss of $0.2 million during fiscal 2016, and a gain of $0.2 million during fiscal 2015.

Shipping and Handling Fees and Costs: Shipping and handling costs billed to customers are reported as revenue and the related costs are reported as a component of cost of sales.

Inventories, net: Our worldwide inventories are stated at the lower of cost or market, generally using a weighted-average cost method. Our net inventories include approximately $36.0 million of finished goods, $5.3 million of raw materials, and $1.4 million of work-in-progress as of May 27, 2017, as compared to approximately $40.0 million of finished goods, $4.4 million of raw materials, and $1.0 million of work-in-progress as of May 28, 2016. The inventory reserve as of May 27, 2017, was $3.5 million compared to $3.4 million as of May 28, 2016.

Provisions for obsolete or slow moving inventories are recorded based upon regular analysis of stock rotation privileges, obsolescence, the exiting of certain markets, and assumptions about future demand and market conditions. If future demand, changes in the industry, or market conditions differ from management’s estimates, additional provisions may be necessary.

We recorded provisions to our inventory reserves of $0.5 million, $0.7 million, and $0.2 million during fiscal 2017, 2016, and 2015, respectively, which were included in cost of sales. The provisions were principally for obsolete and slow moving parts. The parts were written down to estimated realizable value.

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

Investments: As of May 27, 2017, we have invested in time deposits and certificates of deposit (“CD”) in the amount of $8.2 million. Of this, $6.4 million mature in less than twelve months and $1.8 million mature in greater than twelve months. As of May 28, 2016, we had approximately $9.5 million invested in time deposits and CD’s. Of this, $2.3 million mature in less than twelve months and $7.2 million mature in greater than twelve months. The fair value of these investments is the face value of each time deposit and CD.

We also have investments in equity securities, all of which are classified as available-for-sale and are carried at their fair value based on quoted market prices. Our investments, which are included in non-current assets, had a carrying amount of $0.6 million at May 27, 2017 and at May 28, 2016. Proceeds from the sale of securities were $0.3 million during fiscal 2017, $0.3 million during fiscal 2016 and $0.2 million during fiscal 2015. We reinvested proceeds from the sale of securities, and the cost of the equity securities sold was based on a specific identification method. Gross realized gains and losses on those sales were less than $0.1 million during fiscal 2017, 2016, and 2015. Net unrealized holding losses during fiscal 2017, 2016, and 2015, were less than $0.1 million and have been included in accumulated comprehensive loss during its respective fiscal year.

Discontinued Operations: During fiscal 2011, we completed the sale of the assets primarily used or held for use in, and certain liabilities of our RF, Wireless, and Power Division (“RFPD”), as well as certain other Company assets, including our information technology assets, to Arrow Electronics, Inc. (“Arrow”) in exchange for $238.8 million, (“the Transaction”). In accordance with Accounting Standards Codification (“ASC”) 205-20, Presentation of Financial Statements - Discontinued Operations (“ASC 205-20”), we reported the financial results of RFPD as a discontinued operation.

During fiscal 2017, the Company disposed of, by sale, the PACS Display business. Based on our assessment of the criteria that must be met to qualify a disposal transaction as a discontinued operation set forth in Accounting Standards Update 2014-08, the disposal of the PACS Display business does not qualify as a discontinued operation.

Goodwill and Other Intangible Assets: We test goodwill for impairment annually and whenever events or circumstances indicate an impairment may have occurred, such as a significant adverse change in the business climate, loss of key personnel or a decision to sell or dispose of a reporting unit.

During the fourth quarter of each fiscal year, our goodwill balances are reviewed for impairment using the first day of our fourth quarter as the measurement date. If after reviewing the totality of events or circumstances as provided in ASU 2011-08 we determine that it is not likely that the fair value of a reporting unit exceeds its carrying amount, then we test for impairment through the application of a fair value based test. We estimate the fair value of each of our reporting units based on projected future operating results, market approach, and discounted cash flows.

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

Property, Plant and Equipment: Property, plant and equipment are stated at cost, net of accumulated depreciation. Improvements and replacements are capitalized while expenditures for maintenance and repairs are charged to expense as incurred. Provisions for depreciation are computed using the straight-line method over the estimated useful life of the asset. Depreciation expense was approximately $2.4 million, $2.0 million, and $1.7 million during fiscal 2017, 2016, and 2015, respectively. Property, plant and equipment consist of the following (in thousands):

	May 27, 2017	May 28, 2016
Land and improvements	$1,301	$1,301
Buildings and improvements	19,885	19,023
Computer and communications equipment	8,551	6,810
Construction in progress	2,063	2,721
Machinery and other equipment	10,387	8,080
	$42,187	$37,935
Accumulated depreciation	(26,374)	(24,949)
Property, plant, and equipment, net	$15,813	$12,986

Construction in progress includes $1.9 million related to our Healthcare growth initiatives. All projects are expected to be completed before the end of fiscal 2018.

Supplemental disclosure information of the estimated useful life of the assets:

Land improvements	10 years
Buildings and improvements	10 - 30 years
Computer and communications equipment	3 - 10 years
Machinery and other equipment	3 - 10 years

We review all property, plant, and equipment for impairment when events or changes in circumstances occur which indicate a possible impairment may exist. We have concluded that our property, plant, and equipment as of May 27, 2017, were not impaired.

Accrued Liabilities: Accrued liabilities consist of the following (in thousands):

	May 27, 2017	May 28, 2016
Compensation and payroll taxes	$3,250	$3,404
Accrued severance(1)	706	650
Professional fees	535	775
Deferred revenue	1,460	1,879
Other accrued expenses	2,360	2,427
Accrued Liabilities	$8,311	$9,135

(1)  In the second quarter of fiscal year 2017, the Company executed a reduction in headcount to streamline operations and reduce costs and recorded $1.3 million of expense included in selling, general and administrative expenses for employee termination costs payable to terminated employees with employment and/or separation agreements with the Company. The changes in the severance accrual for fiscal year 2017 included provisions and payments of $1.3 million and $1.2 million, respectively.

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

Changes in the warranty reserve during fiscal 2017 and 2016 were as follows (in thousands):

Warranty Reserve
Balance at May 30, 2015	$188
Accruals for products sold	108
Utilization	(86)
Balance at May 28, 2016	$210
Accruals for products sold	89
Utilization	(78)
Recovery	(115)
Balance at May 27, 2017	$106

Other Non-Current Liabilities: Other non-current liabilities of $0.7 million at May 27, 2017, and $1.0 million at May 28, 2016, primarily represent employee-benefits obligations in various non-US locations.

Share-Based Compensation: We measure and recognize compensation cost at fair value for all share-based payments, including stock options. We estimate fair value using the Black-Scholes option-pricing model, which requires assumptions such as expected volatility, risk-free interest rate, expected life, and dividends. Compensation cost is recognized using a graded-vesting schedule over the applicable vesting period. Share-based compensation expense totaled approximately $0.4 million during fiscal 2017, $0.5 million during fiscal 2016, and $0.7 million during fiscal 2015.

Stock options granted generally vest over a period of five years and have contractual terms to exercise of 10 years. A summary of stock option activity is as follows (in thousands, except option prices and years):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options Outstanding at May 31, 2014	1,065	$10.37
Granted	225	9.92
Exercised	(47)	6.53
Forfeited	(34)	11.42
Cancelled	(72)	11.19
Options Outstanding at May 30, 2015	1,137	$10.35
Granted	122	5.88
Exercised	(28)	5.18
Forfeited	(105)	10.98
Cancelled	(107)	9.97
Options Outstanding at May 28, 2016	1,019	$9.93
Granted	190	6.90
Exercised	(5)	5.61
Forfeited	(43)	8.39
Cancelled	(88)	11.17
Options Outstanding at May 27, 2017	1,073	$9.38	6.0	$85
Options Vested at May 27, 2017	628	$10.21	4.4	$68

There were 5,000 stock options exercised during fiscal 2017, with cash received of less than $0.1 million. The total intrinsic value of options exercised totaled less than $0.1 million during fiscal 2017 and 2016 and $0.2 million during fiscal 2015. The weighted average fair value of stock option grants was $1.14 during fiscal 2017, $1.21 during fiscal 2016, and $3.71 during fiscal 2015. As of May 27, 2017, total unrecognized compensation costs related to unvested stock options was approximately $0.9 million which is expected to be recognized over the remaining weighted average period of approximately three to four years. The total grant date fair value of stock options vested during fiscal 2017 was $0.5 million.

The fair value of stock options is estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Fiscal Year Ended
	May 27, 2017	May 28, 2016	May 30, 2015
Expected volatility	25.41%	32.21%	46.12%
Risk-free interest rate	1.46%	1.78%	2.12%
Expected lives (years)	6.50	6.50	6.47
Annual cash dividend	$0.24	$0.24	$0.24

The expected volatility assumptions are based on historical experience commensurate with the expected term. The risk-free interest rate is based on the yield of a treasury note with a remaining term equal to the expected life of the stock option.

The expected stock option life assumption is based on the Securities and Exchange Commission’s (“SEC”) guidance in Staff Accounting Bulletin (“SAB”) No. 107 (“SAB No. 107”). On December 21, 2007, the SEC issued SAB No. 110 stating that they will continue to accept SAB No. 107, past the original expiration date of December 31, 2007. For stock options granted during fiscal years 2017, 2016, and 2015, we believe that our historical stock option experience does not provide a reasonable basis upon which to estimate expected term. We utilized the Safe Harbor option, or Simplified Method, to determine the expected term of these options in accordance with SAB No. 107 for options granted. We intend to continue to utilize the Simplified Method for future grants in accordance with SAB No. 110 until such time that we believe that our historical stock option experience will provide a reasonable basis to estimate an expected term.

The following table summarizes information about stock options outstanding at May 27, 2017 (in thousands, except option prices and years):

	Outstanding				Vested
Exercise Price Range	Shares	Weighted Average Exercise Price	Weighted Average Life	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Weighted Average Life	Aggregate Intrinsic Value
$5.03 to $8.58	429	$6.28	6.5	$85	168	$5.84	2.6	$68
$9.48 to $11.14	350	$10.50	6.7	$—	184	$10.62	6.5	$—
$11.50 to $13.76	294	$12.55	4.3	$—	276	$12.60	4.2	$—
Total	1,073	$9.38	6.0	$85	628	$10.21	4.4	$68

As of May 27, 2017, we did not have any unvested restricted shares.

Compensation effects arising from issuing stock awards have been charged against income and recorded as additional paid-in-capital in the consolidated statements of stockholder’s equity during fiscal 2017, 2016, and 2015.

The Employees’ 2011 Long-Term Incentive Compensation Plan authorizes the issuance of up to 1,500,000 shares as incentive stock options, non-qualified stock options, or stock awards. Under this plan, 850,000 shares are reserved for future issuance. The Plan authorizes the granting of stock options at the fair market value at the date of grant. Generally, these options become exercisable over five years and expire up to 10 years from the date of grant.

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

The per share amounts presented in the consolidated statements of comprehensive loss are based on the following (amounts in thousands, except per share amounts):

	For the Fiscal Year Ended
	May 27, 2017		May 28, 2016		May 30, 2015
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Numerator for Basic and Diluted EPS:
Loss from continuing operations	$(6,928)	$(6,928)	$(6,766)	$(6,766)	$(5,528)	$(5,528)
Less dividends:
Common stock	2,567	2,567	2,615	2,615	2,794	2,794
Class B common stock	464	464	464	464	466	466
Undistributed losses	$(9,959)	$(9,959)	$(9,845)	$(9,845)	$(8,788)	$(8,788)
Common stock undistributed losses	$(8,440)	$(8,440)	$(8,367)	$(8,367)	$(7,539)	$(7,539)
Class B common stock undistributed losses	(1,519)	(1,519)	(1,478)	(1,478)	(1,249)	(1,249)
Total undistributed losses	$(9,959)	$(9,959)	$(9,845)	$(9,845)	$(8,788)	$(8,788)
Loss from discontinued operations	$—	$—	$—	$—	$(31)	$(31)
Less dividends:
Common stock	2,567	2,567	2,615	2,615	2,794	2,794
Class B common stock	464	464	464	464	466	466
Undistributed losses	$(3,031)	$(3,031)	$(3,079)	$(3,079)	$(3,291)	$(3,291)
Common stock undistributed losses	$(2,567)	$(2,567)	$(2,615)	$(2,615)	$(2,823)	$(2,823)
Class B common stock undistributed losses	(464)	(464)	(464)	(464)	(468)	(468)
Total undistributed losses	$(3,031)	$(3,031)	$(3,079)	$(3,079)	$(3,291)	$(3,291)
Net loss	$(6,928)	$(6,928)	$(6,766)	$(6,766)	$(5,559)	$(5,559)
Less dividends:
Common stock	2,567	2,567	2,615	2,615	2,794	2,794
Class B common stock	464	464	464	464	466	466
Undistributed losses	$(9,959)	$(9,959)	$(9,845)	$(9,845)	$(8,819)	$(8,819)
Common stock undistributed losses	$(8,440)	$(8,440)	$(8,367)	$(8,367)	$(7,565)	$(7,565)
Class B common stock undistributed losses	(1,519)	(1,519)	(1,478)	(1,478)	(1,254)	(1,254)
Total undistributed losses	$(9,959)	$(9,959)	$(9,845)	$(9,845)	$(8,819)	$(8,819)
Denominator for Basic and Diluted EPS:
Common stock weighted average shares	10,705	10,705	10,908	10,908	11,682	11,682
Class B common stock weighted average shares, and shares under if-converted method for diluted EPS	2,140	2,140	2,141	2,141	2,151	2,151
Effect of dilutive stock options		—		—		—
Denominator for diluted EPS adjusted for weighted average shares and assumed conversions		12,845		13,049		13,833
Loss from continuing operations per share:
Common stock	$(0.55)	$(0.55)	$(0.53)	$(0.53)	$(0.41)	$(0.41)
Class B common stock	$(0.49)	$(0.49)	$(0.47)	$(0.47)	$(0.36)	$(0.36)
Income from discontinued operations per share:
Common stock	$—	$—	$—	$—	$—	$—
Class B common stock	$—	$—	$—	$—	$—	$—
Net loss per share:
Common stock	$(0.55)	$(0.55)	$(0.53)	$(0.53)	$(0.41)	$(0.41)
Class B common stock	$(0.49)	$(0.49)	$(0.47)	$(0.47)	$(0.36)	$(0.36)

Note: Common stock options that were anti-dilutive and not included in diluted earnings per common share for fiscal 2017, fiscal 2016, and fiscal 2015 were 848; 890; and 881 respectively.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers, which amends guidance for revenue recognition. ASU 2014-09 is principles based guidance that can be applied to all contracts with customers, enhancing comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. The core principle of the guidance is that entities should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The guidance details the steps entities should apply to achieve the core principle. In August 2015, the FASB issued an amendment to defer the effective date for all entities by one year. For public entities, ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted as of annual reporting periods beginning after December 15, 2016. Companies have the option of using either a full or modified retrospective approach in applying this standard. During fiscal 2016 and 2017, the FASB issued four additional updates which further clarify the guidance provided in ASU 2014-09.

We are evaluating the impact of the new standard on our financial statements using a three-phase approach (assessment, conversion and implementation). We are in our primary assessment stage, which included identifying revenue streams, contracts and responsible parties who create and manage those accounts, quantifying the impact of identified contracts on the financial statements and identifying internal control changes. We are in the initial stage of our assessment phase and therefore further evaluation is needed to determine the impact on our financial statements, related disclosures and controls upon adoption. We expect to finalize the primary assessment phase in the first quarter of fiscal 2018. We will complete the conversion and implementation phases during fiscal 2018 in conjunction with future interpretative guidance.

In July 2015, the FASB issued ASU No. 2015-11 (“ASU 2015-11”), Simplifying the Measurement of Inventory. ASU 2015-11 requires inventory within the scope of the ASU (e.g., first-in, first-out (“FIFO”) or average cost) to be measured using the lower of cost and net realizable value. Inventory excluded from the scope of the ASU (i.e., last-in, first-out (“LIFO”) or the retail inventory method) will continue to be measured at the lower of cost or market. The ASU also amends some of the other guidance in Topic 330, “Inventory,” to more clearly articulate the requirements for the measurement and disclosure of inventory. However, those amendments are not intended to result in any changes to current practice. ASU 2015-11 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company does not expect adoption of ASU 2015-11 to have a material impact on the Company’s consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. ASU 2015-17 eliminates the prior US GAAP guidance in Topic 740, Income Taxes, that required an entity to separate deferred tax liabilities and assets between current and noncurrent amounts in a classified balance sheet. The amendments in ASU 2015-17 require that all deferred tax liabilities and assets of the same tax jurisdiction or a tax filing group, as well as any related valuation allowance, be offset and presented as a single noncurrent amount in a classified balance sheet. ASU 2015-17 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. In order to simplify presentation of deferred tax balances, the Company adopted this standard prospectively in the quarter ended August 27, 2016, which did not have a material impact on the Company’s results of operations, cash flows or stockholders’ equity. Periods prior to August 27, 2016 were not retrospectively adjusted.

In February 2016, the FASB issued ASU 2016-02 (“ASU 2016-02”), Leases. ASU 2016-02 establishes a right-of-use (“ROU”) model that requires a lessee to record an ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the potential impact of the adoption of ASU 2016-02 on the Company’s consolidated financial statements. Upon adoption, the Company expects that the amounts recognized for the ROU asset and lease liability in the balance sheets may be material.

In March 2016, the FASB issued ASU 2016-09 (“ASU 2016-09”), Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 introduces targeted amendments intended to simplify the accounting for stock compensation. ASU 2016-09 will directly impact the tax administration of equity plans. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted and any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company expects to adopt ASU 2016-09 in the first quarter of fiscal 2018, at which time we will evaluate the potential impact of the adoption of this standard on the Company’s consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15 (“ASU 2016-15”), Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017. The new standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case it would be required to apply the amendments prospectively as of the earliest date practicable. The Company is currently in the process of evaluating the impact of adoption on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04 (“ASU 2017-04”), Simplifying the Test for Goodwill Impairment. ASU 2017-04 eliminates step 2 from the goodwill impairment test. As amended, the goodwill impairment test will consist of one step comparing the fair value of a reporting unit with its carrying amount. An entity should recognize a goodwill impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. An entity may still perform the optional qualitative assessment for a reporting unit to determine if it is more likely than not that goodwill is impaired. ASU 2017-04 will be effective for fiscal years and interim periods beginning after December 15, 2019. ASU 2017-04 is required to be applied prospectively and early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently in the process of evaluating the impact of adoption on its consolidated financial statements.

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

In connection with the acquisition of IMES, the Company also entered into an Employment, Non-Disclosure, and Non-Compete Agreement (“Employment Agreement”) with Lee A. McIntyre III as the Company’s Executive Vice President, IMES. During the term of his employment, Mr. McIntyre will earn an annual base salary of $300,000. In addition to his base salary, he will be entitled to an annual bonus equal to 20% of the EBITDA of IMES provided that the EBITDA of the business is at least $2.0 million inclusive of the bonus payment. The annual bonus payment will terminate after five years. For fiscal year 2017, Lee McIntyre did not receive a bonus as the minimum EBITDA needed was not achieved.

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

The pro forma results have been prepared for informational purposes only and include adjustments to amortize acquired intangible assets with finite life and reflect foregone interest income on cash paid for the acquisitions. These pro forma results do not purport to be indicative of the results of operations that would have occurred had the purchases been made as of the beginning of the periods presented or of the results of operations that may occur in the future. The financial results for the fiscal year ended May 28, 2016, includes the financial results for IMES from June 15, 2015, through May 28, 2016. The financial transactions for IMES from May 31, 2015, through June 14, 2015, were deemed immaterial for illustrating pro forma financial statements. IMES net sales were $7.9 million and $7.6 million for fiscal 2017 and fiscal 2016, respectively. The gross profit was $3.7 million and $4.4 million, or 46.5% and 57.2% of net sales during fiscal 2017 and fiscal 2016, respectively.

5.	DISCONTINUED OPERATIONS

There were no discontinued operations in either fiscal year 2017 or fiscal year 2016. In fiscal year 2015, the Company recorded an income tax provision of less than $0.1 million due to an income tax audit as a result of the Transaction.

6.	RELATED PARTY TRANSACTION

On June 15, 2015, the Company entered into a lease agreement for the IMES facility with LDL, LLC. The Executive Vice President of IMES, Lee A. McIntyre III (former owner of IMES), has an ownership interest in LDL, LLC. The lease agreement provides for monthly payments over five years with total future minimum lease payments of $0.6 million. Rental expense related to this lease amounted to $0.1 million for the fiscal years ended May 27, 2017 and May 28, 2016. The Company shall be entitled to extend the term of the lease for a period of an additional five years by notifying the landlord in writing of its intention to do so within nine months of the expiration of the initial term.

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

7.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

There was $6.3 million of goodwill reported on our balance sheet at both May 27, 2017 and May 28, 2016. The goodwill balance in its entirety relates to our IMES reporting unit which is included in the Healthcare segment.

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

After reviewing the totality of events or circumstances as provided in ASU 2011-08, we determined that it was not more likely than not that the fair value for the IMES reporting unit exceeded its carrying value. Accordingly, the first step of the two step goodwill impairment test as described in FASB ASC 350-20-35 was performed. We performed the first step of the two step impairment test using the income method, which is based on a discounted future cash flow approach that uses the significant assumptions of projected revenue, projected operational profit, terminal growth rates, and the cost of capital.

The results of our goodwill impairment test as of February 26, 2017 indicated that the value of goodwill attributed to our IMES reporting unit was not impaired. Since the acquisition of IMES in June 2015, there have been no fundamental changes in the business or market that would indicate a significant decline in the fair value since the acquisition date. In the two years since acquisition, the Company has made significant investments in the IMES business, including $6 million in capital expenditures that are expected to increase IMES’ product offerings and result in increased future sales, operating profit and cash flows.

Management’s projections used to estimate the undiscounted cash flows included increasing sales volumes from new product offerings being developed and expanded sales into new geographies and operational improvements designed to reduce costs. Changes in any of the significant assumptions used, including if the Company does not successfully achieve its operating plan, which is dependent on the creation of new product offerings, can materially affect the expected cash flows, and such impacts could result in a material non-cash impairment charge of goodwill and other long lived assets.

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

Our intangible assets represent the fair value for trade name, customer relationships, non-compete agreements, and technology acquired in connection with our acquisitions. Intangible assets subject to amortization as well as amortization expense are as follows (in thousands):

	Intangible Assets Subject to Amortization as of
	May 27, 2017	May 28, 2016
Gross Amounts:
Trade Name	$659	$659
Customer Relationships	3,397	3,434
Non-compete Agreements	177	177
Technology	230	230
Total Gross Amounts	$4,463	$4,500
Accumulated Amortization:
Trade Name	$441	$231
Customer Relationships	446	374
Non-compete Agreements	84	55
Technology	51	22
Total Accumulated Amortization	$1,022	$682

Net Intangibles	$3,441	$3,818

We determined that intangible assets were not impaired as of May 27, 2017 on the basis that no adverse events or changes in circumstances were identified that could indicate that the carrying amounts of such assets may not be recoverable.

The amortization expense associated with the intangible assets subject to amortization for the next five years is presented in the following table (in thousands):

Amortization Expense
Fiscal Year
2018	$432
2019	245
2020	257
2021	245
2022	252
Thereafter	2,010
Total amortization expense	$3,441

The amortization expense associated with the intangible assets totaled approximately $0.4 million during fiscal 2017, $0.4 million during fiscal 2016 and $0.1 million during fiscal 2015. The weighted average number of years of amortization expense remaining is 15.1 years.

8.	LEASE OBLIGATIONS, OTHER COMMITMENTS, AND CONTINGENCIES

We lease certain warehouse and office facilities and office equipment under non-cancelable operating leases. Rent expense for fiscal 2017, 2016, and 2015 was $1.9 million, $2.0 million, and $1.8 million, respectively. Our future lease commitments for minimum rentals, including common area maintenance charges and property taxes during the next five years are as follows (in thousands):

Fiscal Year	Payments
2018	$1,607
2019	1,407
2020	1,108
2021	805
2022	161
Thereafter	183

9.	INCOME TAXES

Loss from continuing operations before income taxes includes the following components (in thousands):

	Fiscal Year Ended
	May 27, 2017	May 28, 2016	May 30, 2015
United States	$(8,150)	$(7,274)	$(9,287)
Foreign	2,034	1,054	2,293
Loss before income taxes	$(6,116)	$(6,220)	$(6,994)

The provision (benefit) for income taxes for fiscal 2017, 2016, and 2015 consists of the following (in thousands):

	Fiscal Year Ended
	May 27, 2017	May 28, 2016	May 30, 2015
Current:
Federal	$(117)	$—	$(326)
State	3	17	14
Foreign	1,035	441	191
Total current	$921	$458	$(121)
Deferred:
Federal	$—	$—	$(1,964)
State	—	—	530
Foreign	(109)	88	89
Total deferred	$(109)	$88	$(1,345)
Income tax provision (benefit)	$812	$546	$(1,466)

The differences between income taxes at the U.S. federal statutory income tax rate of 34% and the reported income tax provision (benefit) for fiscal 2017, 2016, and 2015 are summarized as follows:

	Fiscal Year Ended
	May 27, 2017	May 28, 2016	May 30, 2015
Federal statutory rate	34%	34%	34%
Effect of:
State income taxes, net of federal tax benefit	4.8	4.2	5.3
Foreign income inclusion	(20.7)	(0.4)	(1.6)
Foreign taxes at other rates	1.0	0.6	4.4
Permanent tax differences	(0.5)	(0.8)	(0.5)
Intercompany items	—	—	2.2
Tax reserves	0.9	(6.0)	0.8
Additional U.S. tax on undistributed foreign earnings	15.8	(32.7)	(0.5)
Net increase in valuation allowance for deferred tax assets	(46.6)	(11.4)	(27.3)
Return to provision adjustments	(2.0)	3.9	4.0
Other	—	(0.2)	0.1
Effective tax rate	(13.3)%	(8.8)%	20.9%

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Our deferred tax assets and liabilities reflect continuing operations as of May 27, 2017 and May 28, 2016. Significant components are as follows (in thousands):

	Fiscal Year Ended
	May 27, 2017	May 28, 2016
Deferred tax assets:
NOL carryforwards - foreign and domestic	$7,870	$9,089
Inventory valuations	1,141	1,141
Goodwill	325	798
Foreign tax credits	3,808	304
Severance reserve	227	34
Foreign capital loss	1,142	1,079
Other	2,048	2,167
Subtotal	$16,561	$14,612
Valuation allowance - foreign and domestic	(8,557)	(5,871)
Net deferred tax assets after valuation allowance	$8,004	$8,741
Deferred tax liabilities:
Accelerated depreciation	$(1,356)	$(973)
Tax on undistributed foreign earnings	(5,738)	(6,702)
Other	35	(175)
Subtotal	$(7,059)	$(7,850)
Net deferred tax assets	$945	$891
Supplemental disclosure of deferred tax assets :
Domestic	$6,937	$4,190
Foreign	$2,565	$2,549
Total	$9,502	$6,739

As of May 27, 2017, we had approximately $4.2 million of net deferred tax assets related to federal net operating loss (“NOL”) carryforwards, compared to $5.7 million as of May 28, 2016. Net deferred tax assets related to domestic state NOL carryforwards amounted to approximately $3.0 million, compared to $2.7 million during fiscal 2016. Net deferred tax assets related to foreign NOL carryforwards totaled approximately $0.7 million with various or indefinite expiration dates. The amount of net deferred tax assets related to foreign NOL carryforwards was $0.6 million for fiscal 2016. We also have a domestic net deferred tax asset of $3.8 million of foreign tax credit carryforwards as of May 27, 2017, compared to $0.3 million as of May 28, 2016. The changes in balances from prior year for the federal NOL carryforwards was driven by current year taxable losses which was offset by income that was generated from a dividend from Richardson Electronics China during the first quarter of fiscal 2017. The dividend also drove the increase in the foreign tax credit carryforward. We do not have any alternative minimum tax credit carryforward as of May 27, 2017.

We have historically determined that certain undistributed earnings of our foreign subsidiaries, to the extent of cash available, will be repatriated to the U.S. Accordingly, we have provided a deferred tax liability totaling $5.7 million and $6.7 million as of May 27, 2017 and May 28, 2016, respectively, on foreign earnings of $39.5 million and $48.7 million, respectively. The decrease year over year primarily relates to the realization of income from the Richardson Electronics China dividend which was previously accounted for at May 28, 2016 as part of our undistributed earnings liability for foreign subsidiaries. In addition, as of May 27, 2017, $6.4 million of cumulative positive earnings of some of our foreign subsidiaries are still considered permanently reinvested pursuant to ASC 740-30, Income Taxes - Other Considerations or Special Areas (“ASC 740-30”). Due to various tax attributes that are continuously changing, it is not practicable to determine what, if any, tax liability might exist if such earnings were to be repatriated.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant component of objective evidence evaluated was the cumulative income or loss incurred in each jurisdiction over the three-year period ended May 27, 2017. Such objective evidence limits the ability to consider subjective evidence such as future income projections. We considered other positive evidence in determining the need for a valuation allowance in the U.S. including the repatriation of foreign earnings which we do not consider permanently reinvested in certain of our foreign subsidiaries. The weight of this positive evidence is not sufficient to outweigh other negative evidence in evaluating our need for a valuation allowance in the U.S. jurisdiction.

As of May 27, 2017, a valuation allowance of $8.5 million has been established to record only the portion of the deferred tax asset that will more likely than not be realized. There has been an increase in the valuation allowance from May 28, 2016 in the amount of $2.6 million. The valuation allowance relates to deferred tax assets in foreign jurisdictions where historical taxable losses have been incurred. We also recorded a valuation allowance for all domestic federal and state net deferred tax assets considering the significant cumulative losses in the U.S. jurisdiction, the reversal of the deferred tax liability for foreign earnings, and no forecast of additional U.S. income. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth.

Income taxes paid, including foreign estimated tax payments, were $0.4 million, $0.7 million, and $0.5 million, during fiscal 2017, 2016, and 2015, respectively.

In the normal course of business, we are subject to examination by taxing authorities throughout the world. Generally, years prior to fiscal 2007 are closed for examination under the statute of limitation for U.S. federal, U.S. state and local, or non-U.S. tax jurisdictions. We are under examination in the state of Illinois for fiscal years 2011 through 2013. We are currently under examination in Germany (fiscal 2011 through 2014) and Thailand (fiscal 2008 through 2011). Our primary foreign tax jurisdictions are Germany and the Netherlands. We have tax years open in Germany beginning in fiscal 2011 and the Netherlands beginning in fiscal 2011.

The uncertain tax positions from continuing operations as of May 27, 2017 and May 28, 2016, totaled $0.0 million and $0.1 million, respectively. We record penalties and interest relating to uncertain tax positions in the income tax expense line item within the unaudited consolidated statements of comprehensive loss. It is not expected that there will be a change in the unrecognized tax benefits within the next 12 months for which an amount can be determined.

The following table summarizes the activity related to the unrecognized tax benefits (in thousands):

	Fiscal Year Ended
	May 27, 2017	May 28, 2016
Unrecognized tax benefits, beginning of period	$2,000	$2,000
Increase in positions taken in prior period	75	299
Decrease in positions due to settlements	(75)	—
Decrease related to the expiration of statute of limitations	(117)	(299)
Unrecognized tax benefits, end of period	$1,883	$2,000

Unrecognized tax benefits for continuing and discontinued operations are as follows (in thousands):

	Fiscal Year Ended
	May 27, 2017	May 28, 2016
Continuing operations	$—	$117
Discontinued operations(1)	1,883	1,883
	$1,883	$2,000

(1)	Relates to an amended Illinois state income tax return related to the sale of RFPD.

10.	EMPLOYEE BENEFIT PLANS

Employee Profit Sharing Plan: The employee profit sharing plan is a defined contribution profit sharing plan for employees. The profit sharing plan has a 401(k) provision whereby we match 50% of employee contributions up to 4.0% of pay. The Company suspended the match component for fiscal 2017. Charges to expense for matching contributions to this plan were $0.0 million, $0.4 million, and $0.3 million, during fiscal 2017, 2016, and 2015, respectively.

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

The Power and Microwave Technologies Group (“PMT”), formerly called the Electron Device Group (“EDG”), prior to July 2015, provides engineered solutions and distributes electronic components to customers in alternative energy, aviation, broadcast, communications, industrial, marine, medical, military, scientific, and semiconductor markets. PMT focuses on various applications including broadcast transmission, CO2 laser cutting, diagnostic imaging, dielectric and induction heating, high energy transfer, high voltage switching, plasma, power conversion, radar, and radiation oncology. PMT also offers its customers technical services for both microwave and industrial equipment.

Canvys provides customized display solutions serving the corporate enterprise, financial, healthcare, industrial, and medical OEM markets.

Healthcare manufactures, refurbishes and distributes high value replacement parts for the healthcare market including hospitals, medical centers, asset management companies, independent service organizations, and multi-vendor service providers. Products include Diagnostic Imaging replacement parts including CT and MRI tubes, hydrogen thyratrons, klystrons, magnetrons; replacement flat panel detectors and upgrades; and additional replacement components currently under development for the diagnostic imaging service market. Through a combination of newly developed products and partnerships, service offerings, and training programs, we believe we can help our customers improve efficiency and deliver better clinical outcomes while lowering the cost of healthcare delivery.

The CEO evaluates performance and allocates resources primarily based on the gross profit of each segment.

Operating results by segment are summarized in the following table (in thousands):

	Fiscal Year Ended
	May 27, 2017	May 28, 2016	May 30, 2015
PMT
Net Sales	$104,226	$105,554	$105,748
Gross Profit	33,382	33,088	33,098
Canvys
Net Sales	$20,534	$23,453	$24,645
Gross Profit	5,752	6,017	6,457
Healthcare
Net Sales	$12,112	$13,009	$6,564
Gross Profit	4,749	5,730	1,583

A reconciliation of assets to the relevant consolidated amount is as follows (in thousands):

	May 27, 2017	May 28, 2016
Segment assets	$80,105	$84,863
Cash and cash equivalents	55,327	60,454
Investments - current	6,429	2,268
Other current assets (1)	3,330	3,143
Net property, plant and equipment	8,752	8,333
Investments - non-current	2,419	7,799
Other assets - non-current deferred income taxes	1,102	1,270
Total assets	$157,464	$168,130

(1)	Other current assets include miscellaneous receivables, prepaid expenses, and current deferred income taxes.

Assets are not disclosed by reportable segment as the Company does not track assets by reportable segment and certain assets are not specific to any reportable segment.

Capital expenditures for our Healthcare segment during fiscal 2017 and 2016 were approximately $3.4 million and $2.9 million, respectively. In addition, we also had capital expenditures during fiscal 2017 and fiscal 2016 related to the Company’s new ERP system that are not specific to any particular reportable segment.

Geographic net sales information is primarily grouped by customer destination into five areas: North America; Asia/Pacific; Europe; Latin America; and Other.

Net sales and gross profit by geographic region are summarized in the following table (in thousands):

	Fiscal Year Ended
	May 27, 2017	May 28, 2016	May 30, 2015
Net Sales
North America	$55,963	$66,365	$59,742
Asia/Pacific	27,997	24,564	24,605
Europe	44,296	44,634	44,425
Latin America	8,552	6,347	8,275
Other (1)	64	106	(90)
Total	$136,872	$142,016	$136,957
Gross Profit
North America	$20,597	$23,506	$20,352
Asia/Pacific	9,630	8,212	7,967
Europe	14,418	13,541	14,051
Latin America	3,250	2,397	3,082
Other(1)	(4,012)	(2,821)	(4,314)
Total	$43,883	$44,835	$41,138

(1)	Other primarily includes net sales not allocated to a specific geographical region, unabsorbed value-add costs, and other unallocated expenses.

We sell our products to customers in diversified industries and perform periodic credit evaluations of our customers’ financial condition. Terms are generally on open account, payable net 30 days in North America, and vary throughout Asia/Pacific, Europe, and Latin America. Estimates of credit losses are recorded in the financial statements based on monthly reviews of outstanding accounts.

Net assets by geographic region are summarized in the following table (in thousands):

	Fiscal Year Ended
	May 27, 2017	May 28, 2016	May 30, 2015
Net Assets
North America	$62,085	$65,832	$76,153
Asia/Pacific	34,990	42,547	44,602
Europe	32,794	31,495	34,127
Latin America	2,458	1,801	1,770
Total	$132,327	$141,675	$156,652

The Company has long-lived assets of $19.3 million as of May 27, 2017 and $16.8 million as of May 28, 2016. The long-lived assets, which include our fixed assets and intangibles, are primarily in the US. There are approximately $1.2 million of long-lived assets that belong to our foreign affiliates as of May 27, 2017 and $1.3 million as of May 28, 2016.

The Company had depreciation and amortization expense of $2.7 million, $2.4 million and $1.7 million for fiscal 2017, fiscal 2016 and fiscal 2015, respectively. The depreciation and amortization, which includes our fixed assets and intangibles, are primarily in the US. Depreciation and amortization expense that belong to our foreign affiliates was approximately $0.3 million for fiscal 2017, fiscal 2016 and fiscal 2015.

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

As of May 27, 2017, we held investments that are required to be measured at fair value on a recurring basis. Our investments consist of time deposits and CDs, where face value is equal to fair value, and equity securities of publicly traded companies for which market prices are readily available.

Investments measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of May 27, 2017 and May 28, 2016, were as follows (in thousands):

	Level 1	Level 2	Level 3
May 27, 2017
Time deposits/CDs	$8,226	$—	$—
Equity securities	622	—	—
Total	$8,848	$—	$—
May 28, 2016
Time deposits/CDs	$9,517	$—	$—
Equity securities	550	—	—
Total	$10,067	$—	$—

14.	VALUATION AND QUALIFYING ACCOUNTS

The following table presents the valuation and qualifying account activity for fiscal year ended May 27, 2017, May 28, 2016, and May 30, 2015, (in thousands):

Description	Balance at beginning of period	Charged to expense		Deductions		Balance at end of period
Year ended May 27, 2017
Allowance for doubtful accounts	$364	$226	(1)	$(192)	(2)	$398
Inventory provisions	3,380	456	(3)	380	(4)	3,456
Year ended May 28, 2016
Allowance for doubtful accounts	$283	$228	(1)	$(147)	(2)	$364
Inventory provisions	2,991	690	(3)	301	(4)	3,380
Year ended May 30, 2015
Allowance for doubtful accounts	$581	$(221)	(1)	$77	(2)	$283
Inventory provisions	3,141	228	(3)	378	(4)	2,991

Notes:

(1)	Charges to bad debt expense, net of bad debt recoveries.
(2)	Uncollectible amounts written off, net of recoveries and foreign currency translation.
(3)	Charges to cost of sales. Included in fiscal 2017 are inventory write-downs of $0.4 million for PMT and $0.1 million for Canvys, and less than $0.1 million for Healthcare.
(4)	Inventory disposed of or sold, net of foreign currency translation.

15.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Description	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2017
Net sales	$33,373	$33,827	$32,313	$37,359
Gross profit	10,240	10,964	10,692	11,987
Loss from continuing operations	(2,850)	(2,522)	(1,431)	(125)
Net loss	(2,850)	(2,522)	(1,431)	(125)
Loss from continuing operations
Common stock - basic	$(0.23)	$(0.20)	$(0.11)	$(0.01)
Class B common stock - basic	$(0.20)	$(0.18)	$(0.10)	$(0.01)
Common stock - diluted	$(0.23)	$(0.20)	$(0.11)	$(0.01)
Class B common stock - diluted	$(0.20)	$(0.18)	$(0.10)	$(0.01)
Net loss
Common stock - basic	$(0.23)	$(0.20)	$(0.11)	$(0.01)
Class B common stock - basic	$(0.20)	$(0.18)	$(0.10)	$(0.01)
Common stock - diluted	$(0.23)	$(0.20)	$(0.11)	$(0.01)
Class B common stock - diluted	$(0.20)	$(0.18)	$(0.10)	$(0.01)
Fiscal 2016
Net sales	$37,071	$34,086	$31,291	$39,568
Gross profit	11,262	10,435	9,750	13,388
Loss from continuing operations	(1,399)	(2,286)	(2,926)	(155)
Net loss	(1,399)	(2,286)	(2,926)	(155)
Loss from continuing operations
Common stock - basic	$(0.10)	$(0.18)	$(0.23)	$(0.01)
Class B common stock - basic	$(0.10)	$(0.16)	$(0.21)	$(0.01)
Common stock - diluted	$(0.10)	$(0.18)	$(0.23)	$(0.01)
Class B common stock - diluted	$(0.10)	$(0.16)	$(0.21)	$(0.01)
Net loss
Common stock - basic	$(0.10)	$(0.18)	$(0.23)	$(0.01)
Class B common stock - basic	$(0.10)	$(0.16)	$(0.21)	$(0.01)
Common stock - diluted	$(0.10)	$(0.18)	$(0.23)	$(0.01)
Class B common stock - diluted	$(0.10)	$(0.16)	$(0.21)	$(0.01)

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Richardson Electronics, Ltd.

LaFox, Illinois

We have audited the accompanying consolidated balance sheets of Richardson Electronics, Ltd. as of May 27, 2017 and May 28, 2016 and the related consolidated statements of comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended May 27, 2017. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Richardson Electronics, Ltd. at May 27, 2017 and May 28, 2016, and the results of its operations and its cash flows for each of the three years in the period ended May 27, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Richardson Electronics, Ltd.’s internal control over financial reporting as of May 27, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated July 31, 2017, expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Chicago, Illinois

July 31, 2017

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Richardson Electronics, Ltd.

LaFox, Illinois

We have audited Richardson Electronics, Ltd.’s internal control over financial reporting as of May 27, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Richardson Electronics, Ltd.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Richardson Electronics, Ltd. maintained, in all material respects, effective internal control over financial reporting as of May 27, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Richardson Electronics, Ltd. as of May 27, 2017 and May 28, 2016 and the related consolidated statements of comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended May 27, 2017 and our report dated July 31, 2017 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Chicago, Illinois

July 31, 2017

ITEM 9A.  CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of May 27, 2017. Disclosure controls and procedures are intended to provide reasonable assurance that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of May 27, 2017.

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

Under the supervision of the Chief Executive Officer and Chief Financial Officer, management conducted an assessment of the effectiveness of our internal control over financial reporting as of May 27, 2017, based on the framework in the Internal Control-Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that assessment, management has concluded that the Company’s internal control over financial reporting was effective as of May 27, 2017.

Management’s assessment of the effectiveness of our internal control over financial reporting as of May 27, 2017, has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

ITEM 9B.   OTHER INFORMATION

None

Results of Operation and Financial Condition and Declaration of Dividend

On July 19, 2017, we issued a press release reporting results for our fourth quarter and fiscal year ended May 27, 2017, and the declaration of a quarterly cash dividend. A copy of the press release is furnished as Exhibit 99.1 to this Form 10-K and incorporated by reference herein.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Information concerning directors and executive officers of the registrant will be contained in our Proxy Statement to be issued in connection with our Annual Meeting of Stockholders scheduled to be held on October 10, 2017, and is incorporated herein by reference.

ITEM 11. Executive Compensation

Information concerning executive compensation will be contained in our Proxy Statement to be issued in connection with our Annual Meeting of Stockholders scheduled to be held on October 10, 2017, and is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management will be contained in our Proxy Statement to be issued in connection with our Annual Meeting of Stockholders scheduled to be held on October 10, 2017, and is incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth information as of May 27, 2017, with respect to compensation plans under which equity securities are authorized for issuance:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Per Share Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity Compensation Plans Approved by Security Holders	1,049,825		$9.30		853,292
Equity Compensation Plans Not Approved by Security Holders	23,564	(1)	$12.95	(1)	—
Total	1,073,389		$9.38		853,292

(1)	Options issued in 1987 pursuant to an employment contract with a former officer and director of Richardson Electronics, Ltd.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Information concerning certain relationships and related transactions will be contained in our Proxy Statement to be issued in connection with our Annual Meeting of Stockholders scheduled to be held on October 10, 2017, and is incorporated herein by reference.

ITEM 14. Principal Accountant Fees and Services

Information concerning accountant fees and services will be contained in our Proxy Statement to be issued in connection with our Annual Meeting of Stockholders scheduled to be held on October 10, 2017, and is incorporated herein by reference.

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

	Signature	Title	Date

By:	/s/ Edward J. Richardson	Chairman of the Board, Chief Executive Officer	July 31, 2017
	Edward J. Richardson	(Principal Executive Officer), President, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Edward J. Richardson	Chairman of the Board, Chief Executive Officer (Principal Executive Officer), President, and Director	July 31, 2017
Edward J. Richardson

/s/ Robert J. Ben	Chief Financial Officer and Chief Accounting Officer	July 31, 2017
Robert J. Ben	(Principal Financial and Accounting Officer)

/s/ Paul J. Plante	Director	July 31, 2017
Paul J. Plante

/s/ Jacques Belin	Director	July 31, 2017
Jacques Belin

/s/ James Benham	Director	July 31, 2017
James Benham

/s/ Kenneth Halverson	Director	July 31, 2017
Kenneth Halverson

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(a)	List of Documents Filed as a Part of This Report:

	(1)	Index to Consolidated Financial Statements:

Consolidated Balance Sheets as of May 27, 2017, and May 28, 2016.

Consolidated Statements of Comprehensive Loss for each of the three years ended May 27, 2017, May 28, 2016, and May 30, 2015.

Consolidated Statements of Cash Flows for each of the three years ended May 27, 2017, May 28, 2016, and May 30, 2015.

Consolidated Statements of Stockholders’ Equity for each of the three years ended May 27, 2017, May 28, 2016, and May 30, 2015.

Notes to Consolidated Financial Statements.

Report of BDO USA, LLP, Independent Registered Public Accounting Firm.

	(2)	Index to Financial Statement Schedules:

All schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or required.

Exhibit Number	Description

2(a)	Purchase Agreement between the Company and International Medical Equipment & Services, Inc. dated June 15, 2015 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 17, 2015).

3(a)	Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to Annex III of the Proxy Statement filed August 22, 2014.

3(b)	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 12, 2017).

10(a) †	Richardson Electronics, Ltd. 2011 Long-Term Incentive Plan (incorporated by reference to Annex A to the Company’s Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on August 23, 2011).

10(a)(i) †	Amendment to the Richardson Electronics, Ltd. 2011 Long-Term Incentive Plan (incorporated by reference to Annex II to the Company’s Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on August 28, 2014).

10(e) †	Amended and Restated Edward J. Richardson Incentive Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A, filed with the SEC on August 30, 2012).

10(f) †	Richardson Electronics, Ltd. 2006 Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit A to the Company’s Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on September 12, 2005).

10(g) †	Employment, Nondisclosure and Non-Compete Agreement, dated June 1, 2004, by and between the Company and Wendy Diddell (incorporated by reference to Exhibit 10.47 to the Company’s Amendment No. 4 to the Registration Statement on Form S-1, Registration No. 333-113568, filed June 14, 2004).

10(g)(i) †	First Amendment to Employment, Nondisclosure and Non-Compete Agreement, dated May 31, 2007, by and between the Company and Wendy Diddell (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 6, 2007).

10(h) †	Employment, Nondisclosure and Non-Compete Agreement, dated October 24, 2007, by and between the Company and Kathleen Dvorak (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 25, 2007).

10(j) †	Employment, Nondisclosure and Non-Compete Agreement dated June 26, 2014, by and between the Company and Gregory J. Peloquin (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on June 27, 2014).

10(k) †	Form of Non-Qualified Stock Option Agreement issued under the Richardson Electronics, Ltd. Employees’ 2001 Incentive Compensation Plan (incorporated by reference to Exhibit 10(o) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2008).

10(n)	Acquisition Agreement, dated October 1, 2010, among Richardson Electronics, Ltd., certain subsidiaries of Richardson Electronics, Ltd. and Arrow Electronics, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 1, 2010).

Exhibit Number	Description

10(o)(i)	Amendment No. 1 to Acquisition Agreement, dated February 28, 2011, between Richardson Electronics, Ltd., and Arrow Electronics, Inc. (incorporated by reference to Exhibit 10(q)(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 28, 2011).

10(p) †	Employment, Nondisclosure and Non-compete Agreement between the Company and Lee A. McIntyre III dated June 15, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 17, 2015).

10(q) †	Employment, Nondisclosure and Non-Compete Agreement between the Company and Robert J. Ben dated as of August 4, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 7, 2015.

14	Corporate Code of Conduct (incorporated by reference to and Form 8-K filed on June 4, 2012).

21	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm - BDO USA, LLP.

31.1	Certification of Edward J. Richardson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed pursuant to Part I).

31.2	Certification of Robert J. Ben pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed pursuant to Part I).

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed pursuant to Part I).

99.1	Press release, dated July 19, 2017.

101	The following financial information from our Annual Report on Form 10-K for the fourth quarter and fiscal year ended May 27, 2017, filed with the SEC on July 31, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Audited Consolidated Balance Sheet as of May 27, 2017, (ii) the Audited Consolidated Statements of Income and Comprehensive Income (Loss) for the three months and 12 months ended May 27, 2017, (iii) the Audited Consolidated Statements of Cash Flows for the three and 12 months ended May 27, 2017, (iv) the Audited Consolidated Statement of Stockholder’s Equity as of May 27, 2017, and (v) Notes to Audited Consolidated Financial Statements.

†	Executive Compensation Plan or Agreement