Form 10-Q
period 2017-09-02
RICHARDSON ELECTRONICS LTD/DE
filed 2017-10-12
CIK 355948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 2, 2017

OR

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ To__________

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

As of October 10, 2017, there were outstanding 10,712,044 shares of Common Stock, $0.05 par value and 2,136,919 shares of Class B Common Stock, $0.05 par value, which are convertible into Common Stock of the registrant on a share for share basis.

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Richardson Electronics, Ltd.
Consolidated Balance Sheets
(in thousands, except per share amounts)

	Unaudited	Audited
	September 2, 2017	May 27, 2017
Assets
Current assets:
Cash and cash equivalents	$56,429	$55,327
Accounts receivable, less allowance of $381 and $398, respectively	19,260	20,782
Inventories, net	46,136	42,749
Prepaid expenses and other assets	3,373	3,070
Investments - current	2,424	6,429
Total current assets	127,622	128,357
Non-current assets:
Property, plant and equipment, net	16,178	15,813
Goodwill	6,332	6,332
Intangible assets, net	3,334	3,441
Non-current deferred income taxes	1,141	1,102
Investments - non-current	2,514	2,419
Total non-current assets	29,499	29,107
Total assets	$157,121	$157,464
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,382	$15,933
Accrued liabilities	9,173	8,311
Total current liabilities	22,555	24,244
Non-current liabilities:
Non-current deferred income tax liabilities	158	158
Other non-current liabilities	743	735
Total non-current liabilities	901	893
Total liabilities	23,456	25,137
Stockholders’ equity
Common stock, $0.05 par value; issued and outstanding 10,712 shares at September 2, 2017, and at May 27, 2017	535	535
Class B common stock, convertible, $0.05 par value; issued and outstanding 2,137 shares at September 2, 2017 and at May 27, 2017	107	107
Preferred stock, $1.00 par value, no shares issued	—	—
Additional paid-in-capital	59,537	59,436
Common stock in treasury, at cost, no shares at September 2, 2017, and at May 27, 2017	—	—
Retained earnings	68,463	69,333
Accumulated other comprehensive income	5,023	2,916
Total stockholders’ equity	133,665	132,327
Total liabilities and stockholders’ equity	$157,121	$157,464

Richardson Electronics, Ltd.
Unaudited Consolidated Statements of Comprehensive Income (Loss)
(in thousands, except per share amounts)

	Three Months Ended
	September 2, 2017	August 27, 2016
Statements of Comprehensive Income (Loss)
Net sales	$36,995	$33,373
Cost of sales	24,847	23,133
Gross profit	12,148	10,240
Selling, general, and administrative expenses	12,324	12,327
Gain on disposal of assets	(191)	—
Operating income (loss)	15	(2,087)
Other (income) expense:
Investment/interest income	(134)	(11)
Foreign exchange loss	201	278
Other, net	(4)	(1)
Total other expense	63	266
Loss before income taxes	(48)	(2,353)
Income tax provision	64	497
Net loss	(112)	(2,850)
Foreign currency translation gain, net of tax	2,121	379
Fair value adjustments on investments (loss) gain	(14)	7
Comprehensive income (loss)	$1,995	$(2,464)
Loss per share:
Common shares - Basic	$(0.01)	$(0.23)
Class B common shares - Basic	$(0.01)	$(0.20)
Common shares - Diluted	$(0.01)	$(0.23)
Class B common shares - Diluted	$(0.01)	$(0.20)
Weighted average number of shares:
Common shares - Basic	10,712	10,703
Class B common shares - Basic	2,137	2,141
Common shares - Diluted	10,712	10,703
Class B common shares - Diluted	2,137	2,141
Dividends per common share	$0.060	$0.060
Dividends per Class B common share	$0.054	$0.054

Richardson Electronics, Ltd.
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended
	September 2, 2017	August 27, 2016
Operating activities:
Net loss	$(112)	$(2,850)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	732	715
Inventory provisions	162	43
Gain on sale of investments	(25)	(2)
Gain on disposal of assets	(191)	—
Share-based compensation expense	101	103
Deferred income taxes	(4)	(158)
Change in assets and liabilities:
Accounts receivable	2,047	3,555
Income tax receivable	—	(13)
Inventories	(2,613)	368
Prepaid expenses and other assets	(258)	41
Accounts payable	(2,755)	(2,338)
Accrued liabilities	726	(1,144)
Other	(267)	5
Net cash used in operating activities	(2,457)	(1,675)
Investing activities:
Capital expenditures	(1,015)	(2,064)
Proceeds from sale of assets	276	—
Proceeds from maturity of investments	4,000	1,465
Proceeds from sales of available-for-sale securities	151	88
Purchases of available-for-sale securities	(151)	(88)
Other	(3)	(3)
Net cash provided by (used in) investing activities	3,258	(602)
Financing activities:
Cash dividends paid	(758)	(758)
Net cash used in financing activities	(758)	(758)
Effect of exchange rate changes on cash and cash equivalents	1,059	69
Increase (decrease) in cash and cash equivalents	1,102	(2,966)
Cash and cash equivalents at beginning of period	55,327	60,454
Cash and cash equivalents at end of period	$56,429	$57,488

Richardson Electronics, Ltd.
Unaudited Consolidated Statement of Stockholders’ Equity
(in thousands)

	Common	Class B Common	Par Value	Additional Paid In Capital	Common Stock in Treasury	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance May 27, 2017:	10,712	2,137	$642	$59,436	$—	$69,333	$2,916	$132,327
Comprehensive income (loss)
Net loss	—	—	—	—	—	(112)	—	(112)
Foreign currency translation	—	—	—	—	—	—	2,121	2,121
Fair value adjustments on investments	—	—	—	—	—	—	(14)	(14)
Share-based compensation:
Stock options	—	—	—	101	—	—	—	101
Dividends paid to:
Common ($0.06 per share)	—	—	—	—	—	(643)	—	(643)
Class B ($0.054 per share)	—	—	—	—	—	(115)	—	(115)
Balance September 2, 2017:	10,712	2,137	$642	$59,537	$—	$68,463	$5,023	$133,665

RICHARDSON ELECTRONICS, LTD.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF THE COMPANY

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

Our fiscal quarter ends on the Saturday nearest the end of the quarter-ending month. The first three months of fiscal 2018 and 2017 contained 14 and 13 weeks, respectively.

In the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results of interim periods have been made. All inter-company transactions and balances have been eliminated. The unaudited consolidated financial statements presented herein include the accounts of our wholly owned subsidiaries. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The results of our operations for the three months ended September 2, 2017, are not necessarily indicative of the results that may be expected for the fiscal year ending June 2, 2018.

The financial information contained in this report should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended May 27, 2017, that we filed on July 31, 2017.

3.	CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Inventories, net: Our consolidated inventories are stated at the lower of cost or market, generally using a weighted-average cost method. Our net inventories include approximately $38.6 million of finished goods, $5.7 million of raw materials and $1.8 million of work-in-progress as of September 2, 2017, as compared to approximately $36.0 million of finished goods, $5.3 million of raw materials and $1.4 million of work-in-progress as of May 27, 2017.

At this time, we do not anticipate any material risks or uncertainties related to possible future inventory write-downs. Provisions for obsolete or slow moving inventories are recorded based upon regular analysis of stock rotation privileges, obsolescence, the exiting of certain markets and assumptions about future demand and market conditions. If future demand changes in the industry, or market conditions differ from management’s estimates, additional provisions may be necessary. Inventory reserves were approximately $3.6 million as of September 2, 2017 and $3.5 million as of May 27, 2017.

Revenue Recognition: Our product sales are recognized as revenue upon shipment, when title passes to the customer, when delivery has occurred or services have been rendered and when collectability is reasonably assured. We also record estimated discounts and returns based on our historical experience. Our products are often manufactured to meet the specific design needs of our customers’ applications. Our engineers work closely with customers to ensure that our products will meet their needs. Our customers are under no obligation to compensate us for designing the products we sell.

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

We are evaluating the impact of the new standard on our financial statements using a three-phase approach (assessment, conversion and implementation). We are significantly through our assessment phase. However, further evaluation is needed in order to determine whether or not the new revenue recognition standard will have a material impact on our financial statements and related disclosures upon adoption. We expect to finalize the assessment phase in the second quarter of fiscal year 2018. We will complete the conversion and implementation phases by the end of fiscal year 2018 in conjunction with future interpretative guidance.

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

Income Taxes: We recognize deferred tax assets and liabilities based on the differences between financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and determine the need for a valuation allowance based on a number of factors, including both positive and negative evidence. These factors include historical taxable income or loss, projected future taxable income or loss, the expected timing of the reversals of existing temporary differences and the implementation of tax planning strategies. In circumstances where we, or any of our affiliates, have incurred three years of cumulative losses which constitute significant negative evidence, positive evidence of equal or greater significance is needed to overcome the negative evidence before a tax benefit is recognized for deductible temporary differences and loss carryforwards.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”, a new accounting standard update intended to simplify several aspects of the accounting for share-based payment transactions including: income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. Specifically, the update requires that excess tax benefits and tax deficiencies (the difference between the deduction for tax purposes and the compensation cost recognized for financial reporting purposes) be recognized as income tax expense or benefit in the consolidated statements of comprehensive income (loss), introducing a new element of volatility to the provision for income taxes. This update is effective for fiscal years beginning after December 15, 2016. Early adoption is permitted. The Company adopted the ASU on May 28, 2017. Effective with the adoption of the ASU all share-based awards continue to be accounted for as equity awards, excess tax benefits recognized on stock-based compensation expense are reflected in the consolidated statements of comprehensive income (loss) as a component of the provision for income taxes on a prospective basis, excess tax benefits recognized on stock-based compensation expense are classified as an operating activity in the consolidated statements of cash flows on a prospective basis and the Company has elected to continue to estimate expected forfeitures over the course of a vesting period. The adoption of the ASU had no impact on the retained earnings, other components of equity or net assets as of the beginning of the period of adoption.

Accrued Liabilities: Accrued liabilities consist of the following (in thousands):

	September 2, 2017	May 27, 2017
Compensation and payroll taxes	$3,421	$3,250
Accrued severance (1)	485	706
Professional fees	455	535
Deferred revenue	1,907	1,460
Other accrued expenses	2,905	2,360
Accrued Liabilities	$9,173	$8,311

(1) In the second quarter of fiscal year 2017, the Company executed a reduction in headcount to streamline operations and reduce costs and recorded $1.3 million of expense included in selling, general and administrative expenses for employee termination costs payable to terminated employees with employment and/or separation agreements with the Company. The changes in the severance accrual for the first three months of fiscal year 2018 included payments of $0.2 million.

4.	GOODWILL AND INTANGIBLE ASSETS

The carrying value of goodwill was $6.3 million as of September 2, 2017 and May 27, 2017.

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

Our intangible assets represent the fair value for trade name, customer relationships, non-compete agreements and technology acquired in connection with our acquisitions. Intangible assets subject to amortization are as follows (in thousands):

	September 2, 2017	May 27, 2017

Gross Amounts:
Trade Name	$659	$659
Customer Relationships(1)	3,400	3,397
Non-compete Agreements	177	177
Technology	230	230
Total Gross Amounts	$4,466	$4,463
Accumulated Amortization:
Trade Name	$493	$441
Customer Relationships	489	446
Non-compete Agreements	92	84
Technology	58	51
Total Accumulated Amortization	$1,132	$1,022

Net Intangibles	$3,334	$3,441

(1)	Change from prior periods reflect impact of foreign currency translation.

The amortization expense associated with the intangible assets subject to amortization for the next five years is presented in the following table (in thousands):

Fiscal Year	Amortization Expense
Remaining 2018	$324
2019	245
2020	257
2021	245
2022	252
Thereafter	2,011
Total amortization expense	$3,334

The weighted average number of years of amortization expense remaining is 15.8 years.

5.	INVESTMENTS

As of September 2, 2017, we had approximately $4.3 million invested in time deposits and certificates of deposit (“CD”). Of these, $2.4 million mature in less than twelve months and $1.9 million mature in more than twelve months. The fair value of these investments is equal to the face value of each time deposit and CD.

As of May 27, 2017, we have invested in time deposits and certificates of deposit in the amount of $8.2 million. Of this, $6.4 million mature in less than twelve months and $1.8 million mature in greater than twelve months. The fair value of these investments is the face value of each time deposit and CD.

We also have investments in equity securities, all of which are classified as available-for-sale and are carried at their fair value based on quoted market prices. Our investments, which are included in non-current assets, had a carrying amount of $0.6 million as of September 2, 2017 and as of May 27, 2017. Proceeds from the sale of securities were $0.2 million and $0.1 million during the first quarters of fiscal 2018 and fiscal 2017, respectively. We reinvested proceeds from the sale of securities, and the cost of the equity securities sold was based on a specific identification method. Gross realized gains on those sales were less than $0.1 million during the first quarter of fiscal 2018 and during the first quarter of fiscal 2017. Net unrealized holding gains of less than $0.1 million during the first quarter of fiscal 2018 and during the first quarter of fiscal 2017, have been included in accumulated other comprehensive income (loss).

6.	WARRANTIES

We offer warranties for the limited number of specific products we manufacture. We also provide extended warranties for some products we sell that lengthen the period of coverage specified in the manufacturer’s original warranty. Our warranty terms generally range from one to three years.

We estimate the cost to perform under the warranty obligation and recognize this estimated cost at the time of the related product sale. We record expense related to our warranty obligations as cost of sales in our consolidated statements of comprehensive income (loss). Each quarter, we assess actual warranty costs incurred on a product-by-product basis and compare the warranty costs to our estimated warranty obligation. With respect to new products, estimates are based generally on knowledge of the products, the extended warranty period and warranty experience.

Warranty reserves are established for costs that are expected to be incurred after the sale and delivery of products under warranty. Warranty reserves are included in accrued liabilities on our consolidated balance sheets. The warranty reserves are determined based on known product failures, historical experience and other available evidence. Warranty reserves were approximately $0.1 million as of both September 2, 2017 and May 27, 2017.

7.	LEASE OBLIGATIONS, OTHER COMMITMENTS AND CONTINGENCIES

We lease certain warehouse and office facilities and office equipment under non-cancelable operating leases. Rent expense was $0.4 million during the first three months of fiscal 2018 and $0.5 million during the first three months of fiscal 2017. Our future lease commitments for minimum rentals, including common area maintenance charges and property taxes during the next five years are as follows (in thousands):

Fiscal Year	Payments
Remaining 2018	$1,254
2019	1,511
2020	1,146
2021	824
2022	173
Thereafter	195

8.	INCOME TAXES

We recorded an income tax provision of $0.1 million and $0.5 million for the first three months of fiscal 2018 and the first three months of fiscal 2017, respectively. The effective income tax rate during the first three months of fiscal 2018 was a tax provision of (133.3%), as compared to a tax provision of (21.1%) during the first three months of fiscal 2017. The difference in rate during the first three months of fiscal 2018, as compared to the first three months of fiscal 2017, reflects the change in the overall loss realized through the first quarter in each respective period, changes in our geographical distribution of income (loss), the recording of provision to return true-ups of various foreign jurisdictions and our positions with respect to ASC 740-30, Income Taxes - Other Considerations or Special Areas (“ASC 740-30”). The (133.3%) effective income tax rate differs from the federal statutory rate of 34.0% as a result of our geographical distribution of income (loss) and the recording of a valuation allowance against the increase in our U.S. state and federal net deferred tax assets.

In the normal course of business, we are subject to examination by taxing authorities throughout the world. Generally, years prior to fiscal 2007 are closed for examination under the statute of limitation for U.S. federal, U.S. state and local, or non-U.S. tax jurisdictions. We are currently under examination in Germany (fiscal 2011 through 2014) and Thailand (fiscal 2008 through 2011). We are also under examination in the state of Illinois for fiscal years 2014 and 2015. Our primary foreign tax jurisdictions are Germany and the Netherlands. We have tax years open in Germany beginning in fiscal 2011 and the Netherlands beginning in fiscal 2011.

We have historically determined that certain undistributed earnings of our foreign subsidiaries, to the extent of cash available, will be repatriated to the U.S. Accordingly, we have provided a deferred tax liability totaling $5.7 million as of September 2, 2017, on foreign earnings of $39.5 million. In addition, as of September 2, 2017, approximately $6.4 million balance of cumulative positive earnings of some of our foreign subsidiaries are still considered permanently reinvested pursuant to ASC 740-30. Due to various tax attributes that are continuously changing, it is not practicable to determine what, if any, tax liability might exist if such earnings were to be repatriated.

We had no worldwide liability for uncertain tax positions related to continuing operations, excluding interest and penalties, as of September 2, 2017 and as of May 27, 2017. There is no change in recorded uncertain tax positions during the first quarter of fiscal 2018. We record penalties and interest relating to uncertain tax positions in the income tax expense line item within the unaudited consolidated statements of income (loss).

The valuation allowance against the net deferred tax assets has increased to $9.2 million as of September 2, 2017 driven primarily by the Illinois income tax rate increase and the impact on the overall federal and Illinois deferred tax assets as well as additional domestic federal and state net deferred tax assets generated during the first quarter of fiscal year 2018 due to additional losses in the U.S. jurisdiction of $0.5 million. The valuation allowance against the net deferred tax assets that will more likely than not be realized was $8.5 million as of May 27, 2017. A full valuation allowance on the U.S. and state deferred tax assets will be maintained until sufficient positive evidence related to sources of future taxable income exists to support a reversal of the valuation allowance. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth.

9.	CALCULATION OF EARNINGS PER SHARE

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

The earnings per share (“EPS”) presented in our unaudited consolidated statements of comprehensive income (loss) are based on the following amounts (in thousands, except per share amounts):

	For the Three Months Ended
	September 2, 2017		August 27, 2016
	Basic	Diluted	Basic	Diluted
Numerator for Basic and Diluted EPS:
Net loss	$(112)	$(112)	$(2,850)	$(2,850)
Less dividends:
Common stock	643	643	641	641
Class B common stock	115	115	116	116
Undistributed losses	$(870)	$(870)	$(3,607)	$(3,607)
Common stock undistributed losses	$(738)	$(738)	$(3,057)	$(3,057)
Class B common stock undistributed losses	(132)	(132)	(550)	(550)
Total undistributed losses	$(870)	$(870)	$(3,607)	$(3,607)
Denominator for basic and diluted EPS:
Common stock weighted average shares	10,712	10,712	10,703	10,703
Class B common stock weighted average shares, and shares under if-converted method for diluted EPS	2,137	2,137	2,141	2,141
Effect of dilutive securities
Dilutive stock options		—		—
Denominator for diluted EPS adjusted for weighted average shares and assumed conversions		12,849		12,844
Net loss per share:
Common stock	$(0.01)	$(0.01)	$(0.23)	$(0.23)
Class B common stock	$(0.01)	$(0.01)	$(0.20)	$(0.20)

Note: Common stock options that were anti-dilutive and not included in diluted earnings per common share for the first quarter of fiscal 2018 and fiscal 2017 were 920 and 838, respectively.

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

The CEO evaluates performance and allocates resources primarily based on the gross profit of each segment.

Operating results by segment are summarized in the following table (in thousands):

	Three Months Ended
	September 2, 2017	August 27, 2016
PMT
Net Sales	$29,124	$25,381
Gross Profit	9,574	7,455
Canvys
Net Sales	$5,765	$4,620
Gross Profit	1,546	1,348
Healthcare
Net Sales	$2,106	$3,372
Gross Profit	1,028	1,437

Geographic net sales information is primarily grouped by customer destination into five areas: North America; Asia/Pacific; Europe; Latin America; and Other.

Net sales and gross profit by geographic region are summarized in the following table (in thousands):

	Three Months Ended
	September 2, 2017	August 27, 2016
Net Sales
North America	$15,063	$13,049
Asia/Pacific	7,010	7,655
Europe	12,500	10,264
Latin America	2,419	2,390
Other (1)	3	15
Total	$36,995	$33,373
Gross Profit
North America	$5,606	$4,885
Asia/Pacific	2,380	2,558
Europe	4,105	3,029
Latin America	964	917
Other (1)	(907)	(1,149)
Total	$12,148	$10,240

(1) Other includes primarily net sales not allocated to a specific geographical region, unabsorbed value-add costs and other unallocated expenses.

We sell our products to customers in diversified industries and perform periodic credit evaluations of our customers’ financial condition. Terms are generally on open account, payable net 30 days in North America, and vary throughout Asia/Pacific, Europe and Latin America. Estimates of credit losses are recorded in the financial statements based on monthly reviews of outstanding accounts.

11.	LITIGATION

We are involved in several pending judicial proceedings concerning matters arising in the ordinary course of business. While the outcome of litigation is subject to uncertainties, based on information available at the time the financial statements were issued, we determined disclosure of contingencies relating to any of our pending judicial proceedings was not necessary because there was less than a reasonable possibility that a material loss will be incurred.

12.	FAIR VALUE MEASUREMENTS

ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States and expands disclosures about fair value measurements.

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

As of September 2, 2017 and May 27, 2017, we held investments that are required to be measured at fair value on a recurring basis. Our investments consist of time deposits and CDs, where face value is equal to fair value, and equity securities of publicly traded companies for which market prices are readily available.

Investments measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of September 2, 2017 and May 27, 2017, were as follows (in thousands):

Level 1
September 2, 2017
Time deposits/CDs	$4,301
Equity securities	637
Total	$4,938
May 27, 2017
Time deposits/CDs	$8,226
Equity securities	622
Total	$8,848

13.	RELATED PARTY TRANSACTION

On June 15, 2015, the Company entered into a lease agreement for the IMES facility with LDL, LLC. The Executive Vice President of IMES, Lee A. McIntyre III (former owner of IMES), has an ownership interest in LDL, LLC. The lease agreement provides for monthly payments over five years with total future minimum lease payments of $0.4 million. Rental expense related to this lease amounted to less than $0.1 million for the three months ended September 2, 2017 and August 27, 2016. The Company shall be entitled to extend the term of the lease for a period of an additional five years by notifying the landlord in writing of its intention to do so within nine months of the expiration of the initial term.

14.	SUBSEQUENT EVENT

On September 12, 2017, the Company received an income tax refund from the State of Illinois of approximately $2.0 million, which was inclusive of interest earned. The refund was a result of the conclusion of the Illinois amended return related to the sale of RFPD in 2011. A net benefit of $1.5 million, which includes $0.5 million of professional fee costs incurred to pursue the refund, will be recognized in the second quarter of fiscal 2018 in discontinued operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this report may constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. The terms “may,” “should,” “could,” “anticipate,” “believe,” “continues,” “estimate,” “expect,” “intend,” “objective,” “plan,” “potential,” “project” and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. These statements are based on management’s current expectations, intentions or beliefs and are subject to a number of factors, assumptions and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Factors that could cause or contribute to such differences or that might otherwise impact the business include the risk factors set forth in Item 1A, of our Annual Report on Form 10-K filed on July 31, 2017. We undertake no obligation to update any such factor or to publicly announce the results of any revisions to any forward-looking statements contained herein whether as a result of new information, future events or otherwise.

In addition, while we do, from time to time, communicate with securities analysts, it is against our policy to disclose to them any material non- public information or other confidential commercial information. Accordingly, stockholders should not assume that we agree with any statement or report issued by any analyst irrespective of the content of the statement or report. Thus, to the extent that reports issued by securities analysts contain any projections, forecasts, or opinions, such reports are not our responsibility.

INTRODUCTION

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to assist the reader in better understanding our business, results of operations, financial condition, changes in financial condition, critical accounting policies and estimates and significant developments. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes appearing elsewhere in this filing. This section is organized as follows:

●	Business Overview – a brief synopsis of our Company for the periods ended September 2, 2017 and August 27, 2016.

●	Results of Operations – an analysis and comparison of our consolidated results of operations for the three month periods ended September 2, 2017 and August 27, 2016, as reflected in our consolidated statements of comprehensive income (loss).

●	Liquidity, Financial Position and Capital Resources – a discussion of our primary sources and uses of cash for the three month periods ended September 2, 2017 and August 27, 2016, and a discussion of changes in our financial position.

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

We currently have operations in the following major geographic regions: North America, Asia/Pacific, Europe, and Latin America.

RESULTS OF OPERATIONS

Financial Summary – Three Months Ended September 2, 2017

●	The first three months of fiscal 2018 and 2017 contained 14 and 13 weeks, respectively.

●	Net sales for the first quarter of fiscal 2018 were $37.0 million, an increase of 10.9%, compared to net sales of $33.4 million during the first quarter of fiscal 2017.

●	Gross margin increased to 32.8% during the first quarter of fiscal 2018, compared to 30.7% during the first quarter of fiscal 2017.

●	Selling, general, and administrative expenses were $12.3 million, or 33.3% of net sales, for the first quarter of fiscal 2018, compared to $12.3 million, or 36.9% of net sales, for the first quarter of fiscal 2017.

●	Operating income during the first quarter of fiscal 2018 was less than $0.1 million, compared to an operating loss of $2.1 million in the first quarter of fiscal 2017.

●	Net loss during the first quarter of fiscal 2018 was $0.1 million, compared to net loss of $2.9 million, during the first quarter of fiscal 2017.

Net Sales and Gross Profit Analysis

Net sales by segment and percent change for the first quarter of fiscal 2018 and 2017 were as follows (in thousands):

Net Sales	Three Months Ended		FY18 vs. FY17
	September 2, 2017	August 27, 2016	% Change
PMT	$29,124	$25,381	14.7%
Canvys	5,765	4,620	24.8%
Healthcare	2,106	3,372	-37.5%
Total	$36,995	$33,373	10.9%

During the first quarter of fiscal 2018 consolidated net sales increased 10.9% compared to the first quarter of fiscal 2017. Sales for PMT increased 14.7%, sales for Canvys increased 24.8% and sales for Healthcare decreased 37.5%. The sales increase for PMT was primarily due to increases in market share and for Canvys was due to overall demand from key original equipment manufacturers. The decrease in Healthcare was due to the sale of the PACS display business at the end of fiscal 2017, which accounted for $1.4 million in sales in the first quarter of fiscal 2017.

Gross profit by segment and percent of net sales for the first quarter of fiscal 2018 and 2017 were as follows (in thousands):

Gross Profit	Three Months Ended
	September 2, 2017	% of Net Sales	August 27, 2016	% of Net Sales
PMT	$9,574	32.9%	$7,455	29.4%
Canvys	1,546	26.8%	1,348	29.2%
Healthcare	1,028	48.8%	1,437	42.6%
Total	$12,148	32.8%	$10,240	30.7%

Gross profit reflects the distribution and manufacturing product margin less manufacturing variances, inventory obsolescence charges, customer returns, scrap and cycle count adjustments, engineering costs, unabsorbed manufacturing labor and overhead and other provisions.

Consolidated gross profit increased to $12.1 million during the first quarter of fiscal 2018, compared to $10.2 million during the first quarter of fiscal 2017. Consolidated gross profit as a percentage of net sales increased to 32.8% during the first quarter of fiscal 2018, from 30.7% during the first quarter of fiscal 2017, primarily due to continued growth and market share gains for products with large engineering content that carry higher gross margins and the sale of PACS displays which had a lower margin.

Power and Microwave Technologies Group

PMT net sales increased 14.7% to $29.1 million during the first quarter of fiscal 2018, from $25.4 million during the first quarter of fiscal 2017. The increase included market share gains of Electron devices sold into the industrial and marine markets, growth of Electron devices in Laser products, increased sales of engineered solution products developed in LaFox which are sold primarily into the semiconductor capital equipment market and increased sales of new technology partners in power conversion and RF and microwave components. Gross margin as a percentage of net sales increased to 32.9% during the first quarter of fiscal 2018, as compared to 29.4% during the first quarter of fiscal 2017 due to continued growth and market share gains for products with large engineering content that carry higher gross margins.

Canvys

Canvys net sales increased 24.8% to $5.8 million during the first quarter of fiscal 2018, from $4.6 million during the first quarter of fiscal 2017 due to a significant increase in customer demand in both our North American and European markets. Gross margin as a percentage of net sales decreased to 26.8% during the first quarter of fiscal 2018 as compared to 29.2% during the first quarter of fiscal 2017 due to product mix, higher inbound freight costs and increased lower margin engineering billings.

Healthcare

Healthcare net sales decreased 37.5% to $2.1 million during the first quarter of fiscal 2018, from $3.4 million during the first quarter of fiscal 2017, due to the sale of the PACS display business at the end of fiscal 2017, partially offset by an increase in the sales of CT tubes and equipment. Gross margin as a percentage of net sales increased to 48.8% during the first quarter of fiscal 2018 as compared to 42.6% during the first quarter of fiscal 2017 due to the sale of the PACS display business, which generated lower margins.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) during the first quarter of fiscal 2018 were flat at $12.3 million compared to the first quarter of fiscal 2017.

Other Income/Expense

Other income/expense was $0.1 million of expense during the first quarter of fiscal 2018, compared to expense of $0.3 million during the first quarter of fiscal 2017. Other income/expense during the first quarter of fiscal 2018 included $0.2 million of foreign exchange losses. Other income/expense during the first quarter of fiscal 2017 included $0.3 million of foreign exchange losses. Our foreign exchange gains and losses are primarily due to the translation of U.S. dollars held in non-U.S. entities. We currently do not utilize derivative instruments to manage our exposure to foreign currency.

Income Tax Provision

We recorded an income tax provision of $0.1 million and $0.5 million for the first three months of fiscal 2018 and the first three months of fiscal 2017, respectively. The effective income tax rate during the first three months of fiscal 2018 was a tax provision of (133.3%), as compared to a tax provision of (21.1%) during the first three months of fiscal 2017. The difference in rate during the first three months of fiscal 2018, as compared to the first three months of fiscal 2017, reflects the change in the overall loss realized through the first quarter in each respective period, changes in our geographical distribution of income (loss), the recording of provision to return true-ups of various foreign jurisdictions, and our positions with respect to ASC 740-30, Income Taxes - Other Considerations or Special Areas (“ASC 740-30”). The (133.3%) effective income tax rate differs from the federal statutory rate of 34.0% as a result of our geographical distribution of income (loss) and the recording of a valuation allowance against the increase in our U.S. state and federal net deferred tax assets.

In the normal course of business, we are subject to examination by taxing authorities throughout the world. Generally, years prior to fiscal 2007 are closed for examination under the statute of limitation for U.S. federal, U.S. state and local, or non-U.S. tax jurisdictions. We are currently under examination in Germany (fiscal 2011 through 2014) and Thailand (fiscal 2008 through 2011). We are also under examination in the state of Illinois for fiscal years 2014 and 2015. Our primary foreign tax jurisdictions are Germany and the Netherlands. We have tax years open in Germany beginning in fiscal 2011 and the Netherlands beginning in fiscal 2011.

Recently Issued Accounting Standards

In March 2016, the FASB issued ASU No. 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”, a new accounting standard update intended to simplify several aspects of the accounting for share-based payment transactions including: income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. Specifically, the update requires that excess tax benefits and tax deficiencies (the difference between the deduction for tax purposes and the compensation cost recognized for financial reporting purposes) be recognized as income tax expense or benefit in the consolidated statements of comprehensive income (loss), introducing a new element of volatility to the provision for income taxes. This update is effective for fiscal years beginning after December 15, 2016. Early adoption is permitted. The Company adopted the ASU on May 28, 2017.  Effective with the adoption of the ASU all share-based awards continue to be accounted for as equity awards, excess tax benefits recognized on stock-based compensation expense are reflected in the consolidated statements of comprehensive income (loss) as a component of the provision for income taxes on a prospective basis, excess tax benefits recognized on stock-based compensation expense are classified as an operating activity in the consolidated statements of cash flows on a prospective basis and the Company has elected to continue to estimate expected forfeitures over the course of a vesting period. The adoption of the ASU had no impact on the retained earnings, other components of equity or net assets as of the beginning of the period of adoption.

Net Loss and Per Share Data

Net loss during the first quarter of fiscal 2018 was $0.1 million, or ($0.01) per diluted common share and ($0.01) per Class B diluted common share, as compared to net loss of $2.9 million during the first quarter of fiscal 2017, or ($0.23) per diluted common share and ($0.20) per Class B diluted common share.

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

Our operations and cash needs have been primarily financed through income from operations and cash on hand.

Cash and cash equivalents were $56.4 million at September 2, 2017. Investments included CDs and time deposits classified as short-term investments were $2.4 million and long-term investments were $2.5 million, including equity securities of $0.6 million. Cash and investments at September 2, 2017, consisted of $13.3 million in North America, $16.5 million in Europe, $1.2 million in Latin America and $30.4 million in Asia/Pacific.

Cash and cash equivalents were $55.4 million at May 27, 2017. Investments included CD’s and time deposits, classified as short-term investments were $6.4 million and long-term investments were $2.4 million including equity securities of $0.6 million. Cash and investments at May 27, 2017, consisted of $16.3 million in North America, $15.5 million in Europe, $1.5 million in Latin America and $30.9 million in Asia/Pacific. During the first quarter of fiscal 2017, we completed a cash repatriation of $11.3 million, which included a return of capital and dividend from our Chinese entity to our U.S. parent company.

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

Operating activities used $2.5 million of cash during the first quarter of fiscal 2018. We had net loss of $0.1 million during the first quarter of fiscal 2018, which included non-cash stock-based compensation expense of $0.1 million associated with the issuance of stock option awards and depreciation and amortization expense of $0.7 million associated with our property and equipment as well as amortization of our intangible assets. Changes in our operating assets and liabilities during the first quarter of fiscal 2018, net of foreign currency exchange gains and losses, included a decrease in accounts payable and an increase in inventories of $2.8 million and $2.6 million, respectively, somewhat offset by a decrease in accounts receivable and an increase in accrued liabilities of $2.0 million and $0.7 million, respectively. The decrease in our accounts payable was due to timing of payments for some of our larger vendors for both inventory and services. The inventory increase was due to the ongoing growth of our RF and power technologies business, increase in the semiconductor capital equipment market and growth in supplying replacement parts to the Healthcare market. The decrease in receivables was primarily due to the collection of fiscal 2017 receivables during the first quarter of fiscal 2018.

Operating activities used $1.7 million of cash during the first quarter of fiscal 2017. We had net loss of $2.9 million during the first quarter of fiscal 2017, which included non-cash stock-based compensation expense of $0.1 million associated with the issuance of stock option awards and depreciation and amortization expense of $0.7 million associated with our property and equipment as well as amortization of our intangible assets. Changes in our operating assets and liabilities during the first quarter of fiscal 2017, net of foreign currency exchange gains and losses, included decreases in receivables and inventories of $3.6 million and $0.4 million, respectively, offset by decreases in our accounts payable and accrued liabilities of $2.3 million and $1.1 million, respectively. The decrease in receivables of $3.6 million was primarily due to the collection of a large receivable during the first quarter of fiscal 2017 that was invoiced during the fourth quarter of fiscal 2016. The inventory decrease was due to terminating our production at our Brive, France facility during the first quarter of fiscal 2017. Decreases in our accounts payable and liabilities were due to timing of payments for some of our larger vendors and also the result of having shorter payment terms for our Healthcare vendors.

Cash Flows from Investing Activities

The cash flow from investing activities has consisted primarily of purchases and maturities of investments and capital expenditures.

Cash provided by investing activities of $3.3 million during the first quarter of fiscal 2018, included proceeds from the maturities of investments of $4.0 million, somewhat offset by $1.0 million in capital expenditures. Capital expenditures relates primarily to our Healthcare growth initiatives and capital used for our IT system.

Cash used by investing activities of $0.6 million during the first quarter of fiscal 2017, included proceeds from the maturities of investments of $1.5 million, offset by $2.1 million in capital expenditures. Capital expenditures relate primarily to our Healthcare growth initiatives and capital used for our new IT system.

Our purchases and proceeds from investments consist of time deposits and CDs. Purchasing of future investments may vary from period to period due to interest and foreign currency exchange rates.

Cash Flows from Financing Activities

The cash flow from financing activities consists of cash dividends paid.

Cash used in financing activities of $0.8 million during the first quarter of fiscal 2018, resulted from cash used to pay dividends.

Cash used in financing activities of $0.8 million during the first quarter of fiscal 2017, resulted from cash used to pay dividends.

Dividend payments for the first quarter of fiscal 2018 were approximately $0.8 million. All future payments of dividends are at the discretion of the Board of Directors. Dividend payments will depend on earnings, capital requirements, operating conditions, and such other factors that the Board may deem relevant.

ITEM 3.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Risk Management and Market Sensitive Financial Instruments

We are exposed to many different market risks with the various industries we serve. The primary financial risk we are exposed to is foreign currency exchange, as certain operations, assets and liabilities of ours are denominated in foreign currencies. We manage these risks through normal operating and financing activities.

The interpretation and analysis of these disclosures should not be considered in isolation since such variances in exchange rates would likely influence other economic factors. Such factors, which are not readily quantifiable, would likely also affect our operations. Additional disclosure regarding various market risks are set forth in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended May 27, 2017, filed July 31, 2017.

ITEM 4.            CONTROLS AND PROCEDURES

(a)          Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 2, 2017.

Disclosure controls and procedures are intended to provide reasonable assurance that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

(b)          Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the first quarter of fiscal 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.        RISK FACTORS

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended May 27, 2017, filed July 31, 2017.

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 5.           OTHER INFORMATION

Results of Operation and Financial Condition and Declaration of Dividend

On October 11, 2017, we issued a press release reporting results for our first quarter ended September 2, 2017, and the declaration of a cash dividend. A copy of the press release is furnished as Exhibit 99.1 to this Form 10-Q and incorporated by reference herein.

Submission of Matters to a Vote of Security Holders

We held our annual meeting of stockholders on October 10, 2017. At the annual meeting, our stockholders (i) elected each of the nominees listed below to the Company’s Board of Directors to serve for a term expiring at the 2018 Annual Meeting; (ii) ratified the selection of BDO USA, LLP as our independent registered public accounting firm for fiscal year 2018; (iii) approved, on an advisory basis, the compensation of the Company’s named executive officers, and (iv) approved, on an advisory basis, conducting an advisory vote on executive compensation annually.

The final results for the votes regarding each proposal are set forth below.

1.	The voting results with respect to the election of each director were as follows:

Nominee	For	Abstain/ Withhold	Broker Non-Votes

Edward J. Richardson	27,868,600	808,914	2,153,425
Jacques Belin	27,936,226	741,288	2,153,425
James Benham	27,936,809	740,705	2,153,425
Kenneth Halverson	27,934,594	742,920	2,153,425
Robert H. Kluge	27,987,176	690,338	2,153,425
Paul J. Plante	27,475,546	1,201,968	2,153,425

2.	The voting results with respect to the ratification of the selection of BDO USA, LLP as our independent registered public accounting firm for fiscal year 2018 was approved with 30,786,822 votes “FOR”, 6,933 votes “AGAINST” and 37,184 votes “ABSTAIN/WITHHOLD”.
3.	The voting results with respect to the approval, on an advisory basis, the compensation of our Named Executive Officers was approved with 26,922,074 votes “FOR”, 1,740,623 votes “AGAINST”, 14,817 votes “ABSTAIN/WITHHOLD” and 2,153,425 broker non-votes.
4.	The voting results with respect to the approval, on an advisory basis, of the frequency of future advisory votes on the compensation of our Named Executive Officers resulted in 27,302,605 votes for one year, 24,679 votes for two years, 1,219,642 for three years and 130,588 “ABSTAIN”.

ITEM 6.           EXHIBITS

See exhibit index which is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RICHARDSON ELECTRONICS, LTD.

Date: October 12, 2017	By:	/s/	Robert J. Ben
Robert J. Ben
Chief Financial Officer and Chief Accounting Officer
(on behalf of the Registrant and as Principal Financial Officer)

Exhibit Index

EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to Annex III of the Proxy Statement dated August 22, 2014.

3.2	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 15, 2017).

3.3	Annual Report on Form 10-K for the fiscal year ended May 27, 2017, filed on July 31, 2017 (incorporated by reference).

31.1	Certification of Edward J. Richardson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Robert J. Ben pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press release, dated October 11, 2017.

101	The following financial information from our Quarterly Report on Form 10-Q for the first quarter of fiscal 2018, filed with the SEC on October 12, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets as of September 2, 2017, and May 27, 2017, (ii) the Unaudited Consolidated Statements of Comprehensive Income (Loss) for the three months ended September 2, 2017, and August 27, 2016, (iii) the Unaudited Consolidated Statements of Cash Flows for the three months ended September 2, 2017, and August 27, 2016, (iv) the Unaudited Consolidated Statement of Stockholder’s Equity as of September 2, 2017 and (v) Notes to Unaudited Consolidated Financial Statements.