Form 10-Q
period 2017-12-02
RICHARDSON ELECTRONICS LTD/DE
filed 2018-01-11
CIK 355948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 2, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒   Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☒  Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of January 9, 2018, there were outstanding 10,789,544 shares of Common Stock, $0.05 par value and 2,136,919 shares of Class B Common Stock, $0.05 par value, which are convertible into Common Stock of the registrant on a share for share basis.

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Richardson Electronics, Ltd.
Consolidated Balance Sheets
(in thousands, except per share amounts)

	Unaudited	Audited
	December 2, 2017	May 27, 2017
Assets
Current assets:
Cash and cash equivalents	$54,453	$55,327
Accounts receivable, less allowance of $373 and $398, respectively	21,016	20,782
Inventories, net	48,059	42,749
Prepaid expenses and other assets	3,729	3,070
Investments - current	4,136	6,429
Total current assets	131,393	128,357
Non-current assets:
Property, plant and equipment, net	17,275	15,813
Goodwill	6,332	6,332
Intangible assets, net	3,231	3,441
Non-current deferred income taxes	1,069	1,102
Investments - non-current	686	2,419
Total non-current assets	28,593	29,107
Total assets	$159,986	$157,464
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,224	$15,933
Accrued liabilities	8,645	8,311
Total current liabilities	23,869	24,244
Non-current liabilities:
Non-current deferred income tax liabilities	158	158
Other non-current liabilities	903	735
Total non-current liabilities	1,061	893
Total liabilities	24,930	25,137
Stockholders’ equity
Common stock, $0.05 par value; issued and outstanding 10,790 shares at December 2, 2017 and 10,712 shares at May 27, 2017	535	535
Class B common stock, convertible, $0.05 par value; issued and outstanding 2,137 shares at December 2, 2017 and at May 27, 2017	107	107
Preferred stock, $1.00 par value, no shares issued	—	—
Additional paid-in-capital	59,745	59,436
Common stock in treasury, at cost, no shares at December 2, 2017 and at May 27, 2017	—	—
Retained earnings	69,368	69,333
Accumulated other comprehensive income	5,301	2,916
Total stockholders’ equity	135,056	132,327
Total liabilities and stockholders’ equity	$159,986	$157,464

Richardson Electronics, Ltd.

Unaudited Consolidated Statements of Comprehensive Income (Loss)

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	December 2, 2017	November 26, 2016	December 2, 2017	November 26, 2016
Statements of Comprehensive Income (Loss)
Net sales	$39,082	$33,827	$76,077	$67,200
Cost of sales	25,708	22,863	50,555	45,996
Gross profit	13,374	10,964	25,522	21,204
Selling, general and administrative expenses	12,602	13,368	24,926	25,695
Gain on disposal of assets	—	—	(191)	—
Operating income (loss)	772	(2,404)	787	(4,491)
Other (income) expense:
Investment/interest income	(36)	(51)	(170)	(62)
Foreign exchange loss (gain)	115	(181)	316	97
Other, net	(11)	17	(15)	16
Total other expense (income)	68	(215)	131	51
Income (loss) from continuing operations before income taxes	704	(2,189)	656	(4,542)
Income tax provision	532	333	596	830
Income (loss) from continuing operations	172	(2,522)	60	(5,372)
Income from discontinued operations	1,496	—	1,496	—
Net income (loss)	1,668	(2,522)	1,556	(5,372)
Foreign currency translation gain (loss), net of tax	230	(2,623)	2,351	(2,244)
Fair value adjustments on investments gain	48	6	34	13
Comprehensive income (loss)	$1,946	$(5,139)	$3,941	$(7,603)
Net income (loss) per Common share - Basic:
Income (loss) from continuing operations	$0.01	$(0.20)	$—	$(0.43)
Income from discontinued operations	0.12	—	0.12	—
Total net income (loss) per Common share - Basic	$0.13	$(0.20)	$0.12	$(0.43)
Net income (loss) per Class B common share - Basic:
Income (loss) from continuing operations	$0.01	$(0.18)	$—	$(0.38)
Income from discontinued operations	0.11	—	0.11	—
Total net income (loss) per Class B common share - Basic	$0.12	$(0.18)	$0.11	$(0.38)
Net income (loss) per Common share - Diluted:
Income (loss) from continuing operations	$0.01	$(0.20)	$—	$(0.43)
Income from discontinued operations	0.12	—	0.12	—
Total net income (loss) per Common share – Diluted	$0.13	$(0.20)	$0.12	$(0.43)
Net income (loss) per Class B common share - Diluted:
Income (loss) from continuing operations	$0.01	$(0.18)	$—	$(0.38)
Income from discontinued operations	0.11	—	0.11	—
Total net income (loss) per Class B common share - Diluted	$0.12	$(0.18)	$0.11	$(0.38)
Weighted average number of shares:
Common shares – Basic	10,755	10,703	10,734	10,703
Class B common shares – Basic	2,137	2,141	2,137	2,141
Common shares – Diluted	10,789	10,703	10,764	10,703
Class B common shares – Diluted	2,137	2,141	2,137	2,141
Dividends per common share	$0.060	$0.060	$0.120	$0.120
Dividends per Class B common share	$0.054	$0.054	$0.108	$0.108

Richardson Electronics, Ltd.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended		Six Months Ended
	December 2, 2017	November 26, 2016	December 2, 2017	November 26, 2016
Operating activities:
Net income (loss)	$1,668	$(2,522)	$1,556	$(5,372)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	735	602	1,467	1,317
Inventory provisions	125	66	287	109
Loss (gain) on sale of investments	1	8	(24)	6
Gain on disposal of assets	—	—	(191)	—
Share-based compensation expense	208	176	309	279
Deferred income taxes	66	(151)	62	(309)
Change in assets and liabilities:
Accounts receivable	(1,735)	379	312	3,934
Income tax receivable	—	8	—	(5)
Inventories	(2,021)	1,115	(4,634)	1,483
Prepaid expenses and other assets	(357)	(1,082)	(615)	(1,041)
Accounts payable	1,757	(883)	(998)	(3,221)
Accrued liabilities	(517)	2,006	209	862
Other	264	13	(3)	18
Net cash provided by (used in) operating activities	194	(265)	(2,263)	(1,940)
Investing activities:
Capital expenditures	(1,720)	(1,235)	(2,735)	(3,299)
Proceeds from sale of assets	—	—	276	—
Proceeds from maturity of investments	4,177	2,117	8,177	3,582
Purchases of investments	(3,943)	(2,136)	(3,943)	(2,136)
Proceeds from sales of available-for-sale securities	114	59	265	147
Purchases of available-for-sale securities	(114)	(59)	(265)	(147)
Other	(2)	(3)	(5)	(6)
Net cash (used in) provided by investing activities	(1,488)	(1,257)	1,770	(1,859)
Financing activities:
Cash dividends paid	(763)	(757)	(1,521)	(1,515)
Net cash used in financing activities	(763)	(757)	(1,521)	(1,515)
Effect of exchange rate changes on cash and cash equivalents	81	(1,098)	1,140	(1,029)
Decrease in cash and cash equivalents	(1,976)	(3,377)	(874)	(6,343)
Cash and cash equivalents at beginning of period	56,429	57,488	55,327	60,454
Cash and cash equivalents at end of period	$54,453	$54,111	$54,453	$54,111

Richardson Electronics, Ltd.

Unaudited Consolidated Statement of Stockholders’ Equity

(in thousands, except per share amounts)

	Common	Class B Common	Par Value	Additional Paid In Capital	Common Stock in Treasury	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance May 27, 2017:	10,712	2,137	$642	$59,436	$—	$69,333	$2,916	$132,327
Comprehensive income
Net income	—	—	—	—	—	1,556	—	1,556
Foreign currency translation	—	—	—	—	—	—	2,351	2,351
Fair value adjustments on investments	—	—	—	—	—	—	34	34
Share-based compensation:
Restricted stock	78	—	—	23	—	—	—	23
Stock options	—	—	—	286	—	—	—	286
Dividends paid to:
Common ($0.12 per share)	—	—	—	—	—	(1,290)	—	(1,290)
Class B ($0.108 per share)	—	—	—	—	—	(231)	—	(231)
Balance December 2, 2017:	10,790	2,137	$642	$59,745	$—	$69,368	$5,301	$135,056

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

Healthcare manufactures, refurbishes and distributes high value replacement parts for the healthcare market including hospitals, medical centers, asset management companies, independent service organizations, and multi-vendor service providers. Products include Diagnostic Imaging replacement parts for CT and MRI systems; replacement CT and MRI tubes; CT service training; MRI coils, cold heads, and RF amplifiers; hydrogen thyratrons, klystrons, magnetrons; flat panel detector upgrades; and additional replacement solutions currently under development for the diagnostic imaging service market. Through a combination of newly developed products and partnerships, service offerings, and training programs, we believe we can help our customers improve efficiency and deliver better clinical outcomes while lowering the cost of healthcare delivery.

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

Our fiscal quarter ends on the Saturday nearest the end of the quarter-ending month. The second quarter of fiscal 2018 and fiscal 2017 both contained 13 weeks. The first six months of fiscal 2018 and fiscal 2017 contained 27 and 26 weeks, respectively.

In the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results of interim periods have been made. All inter-company transactions and balances have been eliminated. The unaudited consolidated financial statements presented herein include the accounts of our wholly owned subsidiaries. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The results of our operations for the three and six months ended December 2, 2017, are not necessarily indicative of the results that may be expected for the fiscal year ending June 2, 2018.

 The financial information contained in this report should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended May 27, 2017, that we filed on July 31, 2017.

 3.  CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Inventories, net: Our consolidated inventories are stated at the lower of cost or market, generally using a weighted-average cost method. Our net inventories include approximately $39.9 million of finished goods, $5.8 million of raw materials and $2.4 million of work-in-progress as of December 2, 2017, as compared to approximately $36.0 million of finished goods, $5.3 million of raw materials and $1.4 million of work-in-progress as of May 27, 2017.

At this time, we do not anticipate any material risks or uncertainties related to possible future inventory write-downs. Provisions for obsolete or slow moving inventories are recorded based upon regular analysis of stock rotation privileges, obsolescence, the exiting of certain markets and assumptions about future demand and market conditions. If future demand changes in the industry, or market conditions differ from management’s estimates, additional provisions may be necessary. Inventory reserves were approximately $3.6 million as of December 2, 2017 and $3.5 million as of May 27, 2017.

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

We are evaluating the impact of the new standard on our financial statements using a three-phase approach (assessment, conversion and implementation). We continue to work through our assessment phase and further evaluation is needed in order to determine whether or not the new revenue recognition standard will have a material impact on our financial statements and related disclosures upon adoption. We have undertaken a detailed analysis of our various contracts with customers and revenue streams. The Company has engaged a third party to assist in evaluating the impact of this new standard on its consolidated financial statements and related disclosures. We will complete the conversion and implementation phases by the end of fiscal year 2018 in conjunction with future interpretative guidance.

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

Accrued Liabilities: Accrued liabilities consist of the following (in thousands):

	December 2, 2017	May 27, 2017
Compensation and payroll taxes	$3,006	$3,250
Accrued severance (1)	410	706
Professional fees	603	535
Deferred revenue	1,716	1,460
Other accrued expenses	2,910	2,360
Accrued Liabilities	$8,645	$8,311

(1) In the second quarter of fiscal year 2017, the Company executed a reduction in headcount to streamline operations and reduce costs and recorded $1.3 million of expense included in selling, general and administrative expenses for employee termination costs payable to terminated employees with employment and/or separation agreements with the Company. The changes in the severance accrual for the first six months of fiscal year 2018 included payments of $0.3 million.

 4.  GOODWILL AND INTANGIBLE ASSETS

The carrying value of goodwill was $6.3 million as of December 2, 2017 and May 27, 2017.

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

Our intangible assets represent the fair value for trade name, customer relationships, non-compete agreements and technology acquired in connection with our acquisitions. Intangible assets subject to amortization are as follows (in thousands):

	December 2, 2017	May 27, 2017
Gross Amounts:
Trade Name	$659	$659
Customer Relationships(1)	3,411	3,397
Non-compete Agreements	177	177
Technology	230	230
Total Gross Amounts	$4,477	$4,463
Accumulated Amortization:
Trade Name	$546	$441
Customer Relationships	536	446
Non-compete Agreements	100	84
Technology	64	51
Total Accumulated Amortization	$1,246	$1,022

Net Intangibles	$3,231	$3,441

(1)       Change from prior periods reflect impact of foreign currency translation.

The amortization expense associated with the intangible assets subject to amortization for the next five years is presented in the following table (in thousands):

Fiscal Year	Amortization Expense
Remaining 2018	$216
2019	245
2020	257
2021	245
2022	253
Thereafter	2,015
Total amortization expense	$3,231

The weighted average number of years of amortization expense remaining is 16.1 years.

5.  INVESTMENTS

As of December 2, 2017, we had approximately $4.1 million invested in time deposits and certificates of deposit (“CD”) which mature in less than twelve months. The fair value of these investments is equal to the face value of each time deposit and CD.

As of May 27, 2017, we had invested in time deposits and certificates of deposit in the amount of $8.2 million. Of this, $6.4 million mature in less than twelve months and $1.8 million mature in greater than twelve months. The fair value of these investments is the face value of each time deposit and CD.

We also had investments in equity securities, all of which are classified as available-for-sale and are carried at their fair value based on quoted market prices. Our investments, which are included in non-current assets, had a carrying amount of $0.7 million and $0.6 million as of December 2, 2017 and as of May 27, 2017, respectively. Proceeds from the sale of securities were $0.1 million during the second quarter of fiscal 2018 and during the second quarter of fiscal 2017. We reinvested proceeds from the sale of securities, and the cost of the equity securities sold was based on a specific identification method. Gross realized gains on those sales were less than $0.1 million during the second quarter of fiscal 2018 and during the second quarter of fiscal 2017. Net unrealized holding gains of less than $0.1 million during the second quarter of fiscal 2018 and during the second quarter of fiscal 2017 have been included in accumulated other comprehensive income (loss).

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

Warranty reserves are established for costs that are expected to be incurred after the sale and delivery of products under warranty. Warranty reserves are included in accrued liabilities on our consolidated balance sheets. The warranty reserves are determined based on known product failures, historical experience and other available evidence. Warranty reserves were approximately $0.1 million as of December 2, 2017 and as of May 27, 2017.

7.  LEASE OBLIGATIONS, OTHER COMMITMENTS AND CONTINGENCIES

We lease certain warehouse and office facilities and office equipment under non-cancelable operating leases. Rent expense was $0.9 million during the first six months of fiscal 2018 and $1.0 million during the first six months of fiscal 2017. Our future lease commitments for minimum rentals, including common area maintenance charges and property taxes during the next five years are as follows (in thousands):

Fiscal Year	Payments
Remaining 2018	$887
2019	1,613
2020	1,162
2021	827
2022	174
Thereafter	195

8.  INCOME TAXES

We recorded an income tax provision from continuing operations of $0.6 million and $0.8 million for the first six months of fiscal 2018 and fiscal 2017, respectively. The effective income tax rate from continuing operations during the first six months of fiscal 2018 was a tax provision of 90.9% as compared to a tax provision of (18.3%) during the first six months of fiscal 2017. The difference in rate during the first six months of fiscal 2018, as compared to the first six months of fiscal 2017, reflects the change in the overall loss realized through the second quarter in each respective period, changes in our geographical distribution of income (loss), the recording of provision to return true-ups of various foreign jurisdictions, the accrual of an uncertain tax position with respect to the ongoing German audit and our positions with respect to ASC 740-30, Income Taxes - Other Considerations or Special Areas (“ASC 740-30”). The 90.9% effective income tax rate differs from the federal statutory rate of 34.0% as a result of our geographical distribution of income (loss), the recording of a valuation allowance against the increase in our U.S. state and federal net deferred tax assets and recognition of an uncertain tax position and preliminary tax assessments with respect to the income tax audit in Germany.

In the normal course of business, we are subject to examination by taxing authorities throughout the world. Generally, years prior to fiscal 2007 are closed for examination under the statute of limitation for U.S. federal, U.S. state and local or non-U.S. tax jurisdictions. We are currently under examination in Thailand (fiscal 2008 through 2011). We are also under examination in the state of Illinois for fiscal years 2014 and 2015. Our primary foreign tax jurisdictions are Germany and the Netherlands. During the second quarter of fiscal 2018, the examination in Germany of years 2012-2014 resulted in preliminary findings and a tax assessment and additional uncertain tax position reserve for open tax years have been recorded in the amount of $0.2 million. We have tax years open in Germany beginning in fiscal 2015 and the Netherlands beginning in fiscal 2011.

On September 12, 2017, the Company received an income tax refund from the State of Illinois of approximately $2.0 million, which was inclusive of interest earned. The refund was a result of the conclusion of the Illinois amended return related to the sale of the RF, Wireless and Power Division in 2011. A net benefit of $1.5 million, which includes $0.5 million of professional fee costs incurred to pursue the refund, was recognized in the second quarter of fiscal 2018 in discontinued operations.

We have historically determined that certain undistributed earnings of our foreign subsidiaries, to the extent of cash available, will be repatriated to the U.S. Accordingly, we have provided a deferred tax liability totaling $5.7 million as of December 2, 2017, on foreign earnings of $39.5 million. As of December 2, 2017, approximately $6.4 million balance of cumulative positive earnings of some of our foreign subsidiaries are still considered permanently reinvested pursuant to ASC 740-30. Due to various tax attributes that are continuously changing, it is not practicable to determine what, if any, tax liability may exist if such earnings were to be repatriated.

As of December 2, 2017, our worldwide liability for uncertain tax positions related to continuing operations was $0.1 million, excluding interest and penalties, as compared to $0.0 as of May 27, 2017. The change to the uncertain tax positions for the second quarter of fiscal 2018 was as a result of the preliminary German audit assessments and the related exposure for the open years. We record penalties and interest relating to uncertain tax positions in the income tax expense line item within the unaudited consolidated statements of income (loss). It is not expected that there will be a change to unrecognized tax benefits within the next 12 months.

The valuation allowance against the net deferred tax assets has increased to $9.5 million as of December 2, 2017 driven primarily by the Illinois income tax rate increase and the impact on the overall federal and Illinois deferred tax assets as well as additional domestic federal and state net deferred tax assets generated during the first two quarters of fiscal year 2018 due to additional losses in the U.S. jurisdiction. The valuation allowance against the net deferred tax assets that will more likely than not be realized was $8.5 million as of May 27, 2017. A full valuation allowance on the U.S. and state deferred tax assets will be maintained until sufficient positive evidence related to sources of future taxable income exists to support a reversal of the valuation allowance. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth.

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

The earnings per share (“EPS”) presented in our unaudited consolidated statements of comprehensive income (loss) are based on the following amounts (in thousands, except per share amounts):

	Three Months Ended
	December 2, 2017		November 26, 2016
	Basic	Diluted	Basic	Diluted
Numerator for Basic and Diluted EPS:
Income (loss) from continuing operations	$172	$172	$(2,522)	$(2,522)
Less dividends:
Common stock	647	647	641	641
Class B common stock	116	116	116	116
Undistributed losses	$(591)	$(591)	$(3,279)	$(3,279)
Common stock undistributed losses	$(501)	$(501)	$(2,779)	$(2,779)
Class B common stock undistributed losses	(90)	(90)	(500)	(500)
Total undistributed losses	$(591)	$(591)	$(3,279)	$(3,279)
Income from discontinued operations	$1,496	$1,496	$—	$—
Less dividends:
Common stock	647	647	—	—
Class B common stock	116	116	—	—
Undistributed earnings	$733	$733	$—	$—
Common stock undistributed earnings	$622	$622	—	—
Class B common stock undistributed earnings	111	111	—	—
Total undistributed earnings	$733	$733	$—	$—
Net income (loss)	$1,668	$1,668	$(2,522)	$(2,522)
Less dividends:
Common stock	647	647	641	641
Class B common stock	116	116	116	116
Undistributed earnings (losses)	$905	$905	$(3,279)	$(3,279)
Common stock undistributed earnings (losses)	$768	$768	$(2,779)	$(2,779)
Class B common stock undistributed earnings (losses)	137	137	(500)	(500)
Total undistributed earnings (losses)	$905	$905	$(3,279)	$(3,279)
Denominator for basic and diluted EPS:
Common stock weighted average shares	10,755	10,755	10,703	10,703
Class B common stock weighted average shares, and shares under if-converted method for diluted EPS	2,137	2,137	2,141	2,141
Effect of dilutive securities
Dilutive stock options		34		—
Denominator for diluted EPS adjusted for weighted average shares and assumed conversions		12,926		12,844
Income (loss) from continuing operations per share:
Common stock	$0.01	$0.01	$(0.20)	$(0.20)
Class B common stock	$0.01	$0.01	$(0.18)	$(0.18)
Income from discontinued operations per share:
Common stock	$0.12	$0.12	$—	$—
Class B common stock	$0.11	$0.11	$—	$—
Net income (loss) per share:
Common stock	$0.13	$0.13	$(0.20)	$(0.20)
Class B common stock	$0.12	$0.12	$(0.18)	$(0.18)

Note: Common stock options that were anti-dilutive and not included in diluted earnings per common share for the second quarter of fiscal 2017 was 893.

	Six Months Ended
	December 2, 2017		November 26, 2016
	Basic	Diluted	Basic	Diluted
Numerator for Basic and Diluted EPS:
Income (loss) from continuing operations	$60	$60	$(5,372)	$(5,372)
Less dividends:
Common stock	1,290	1,290	1,283	1,283
Class B common stock	231	231	232	232
Undistributed losses	$(1,461)	$(1,461)	$(6,887)	$(6,887)
Common stock undistributed losses	$(1,239)	$(1,239)	$(5,836)	$(5,836)
Class B common stock undistributed losses	(222)	(222)	(1,051)	(1,051)
Total undistributed losses	$(1,461)	$(1,461)	$(6,887)	$(6,887)
Income from discontinued operations	$1,496	$1,496	$—	$—
Less dividends:
Common stock	1,290	1,290	—	—
Class B common stock	231	231	—	—
Undistributed losses	$(25)	$(25)	$—	$—
Common stock undistributed losses	$(21)	$(21)	$—	$—
Class B common stock undistributed losses	(4)	(4)	—	—
Total undistributed losses	$(25)	$(25)	$—	$—
Net income (loss)	$1,556	$1,556	$(5,372)	$(5,372)
Less dividends:
Common stock	1,290	1,290	1,283	1,283
Class B common stock	231	231	232	232
Undistributed earnings (losses)	$35	$35	$(6,887)	$(6,887)
Common stock undistributed earnings (losses)	$30	$30	$(5,836)	$(5,836)
Class B common stock undistributed earnings (losses)	5	5	(1,051)	(1,051)
Total undistributed earnings (losses)	$35	$35	$(6,887)	$(6,887)
Denominator for basic and diluted EPS:
Common stock weighted average shares	10,734	10,734	10,703	10,703
Class B common stock weighted average shares, and shares under if-converted method for diluted EPS	2,137	2,137	2,141	2,141
Effect of dilutive securities
Dilutive stock options		30		—
Denominator for diluted EPS adjusted for weighted average shares and assumed conversions		12,901		12,844
Income (loss) from continuing operations per share:
Common stock	$—	$—	$(0.43)	$(0.43)
Class B common stock	$—	$—	$(0.38)	$(0.38)
Income from discontinued operations per share:
Common stock	$0.12	$0.12	$—	$—
Class B common stock	$0.11	$0.11	$—	$—
Net income (loss) per share:
Common stock	$0.12	$0.12	$(0.43)	$(0.43)
Class B common stock	$0.11	$0.11	$(0.38)	$(0.38)

Note: Common stock options that were anti-dilutive and not included in diluted earnings per common share for the first six months of fiscal 2017 was 893.

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

Healthcare manufactures, refurbishes and distributes high value replacement parts for the healthcare market including hospitals, medical centers, asset management companies, independent service organizations, and multi-vendor service providers. Products include Diagnostic Imaging replacement parts for CT and MRI systems; replacement CT and MRI tubes; CT service training; MRI coils, cold heads, and RF amplifiers; hydrogen thyratrons, klystrons, magnetrons; flat panel detector upgrades; and additional replacement solutions currently under development for the diagnostic imaging service market. Through a combination of newly developed products and partnerships, service offerings, and training programs, we believe we can help our customers improve efficiency and deliver better clinical outcomes while lowering the cost of healthcare delivery.

The CEO evaluates performance and allocates resources primarily based on the gross profit of each segment.

Operating results by segment are summarized in the following table (in thousands):

	Three Months Ended		Six Months Ended
	December 2,	November 26,	December 2,	November 26,
	2017	2016	2017	2016
PMT
Net Sales	$30,063	$25,229	$59,187	$50,610
Gross Profit	10,262	8,273	19,836	15,728
Canvys
Net Sales	$6,707	$5,439	$12,472	$10,059
Gross Profit	2,128	1,543	3,674	2,891
Healthcare
Net Sales	$2,312	$3,159	$4,418	$6,531
Gross Profit	984	1,148	2,012	2,585

Geographic net sales information is primarily grouped by customer destination into five areas: North America; Asia/Pacific; Europe; Latin America; and Other.

Net sales and gross profit by geographic region are summarized in the following table (in thousands):

	Three Months Ended		Six Months Ended
	December 2,	November 26,	December 2,	November 26,
	2017	2016	2017	2016
Net Sales
North America	$15,846	$14,059	$30,909	$27,108
Asia/Pacific	7,457	6,621	14,467	14,276
Europe	13,615	11,204	26,115	21,468
Latin America	2,141	1,956	4,560	4,346
Other (1)	23	(13)	26	2
Total	$39,082	$33,827	$76,077	$67,200
Gross Profit
North America	$6,186	$4,947	$11,792	$9,832
Asia/Pacific	2,545	2,369	4,925	4,927
Europe	4,484	3,747	8,589	6,776
Latin America	854	777	1,818	1,694
Other (1)	(695)	(876)	(1,602)	(2,025)
Total	$13,374	$10,964	$25,522	$21,204

(1)	Other includes primarily net sales not allocated to a specific geographical region, unabsorbed value-add costs and other unallocated expenses.

We sell our products to customers in diversified industries and perform periodic credit evaluations of our customers’ financial condition. Terms are generally on open account, payable net 30 days in North America, and vary throughout Asia/Pacific, Europe and Latin America. Estimates of credit losses are recorded in the financial statements based on monthly reviews of outstanding accounts.

11. LITIGATION

On December 5, 2017, Steven H. Busch filed a Verified Stockholder Derivative Complaint against Edward J. Richardson, Paul Plante, Jacques Belin, James Benham, Kenneth Halverson, and the Company in the Delaware Court of Chancery, captioned Steven H. Busch v. Edward J. Richardson, et al., C.A. No. 2017-0868-AGB.  The lawsuit alleges claims for breach of fiduciary duty by the Company’s directors and challenges the decision of a special committee of the Company’s Board to refuse Mr. Busch’s demand that the Company’s Board, among other things, rescind the Company’s May 2013 repurchase of stock from Mr. Richardson and May 2013 and October 2014 repurchases of Company stock from the Richardson Wildlife Foundation. The Company believes the lawsuit to be without merit and that a loss is not probable or estimable based on the information available at the time the financial statements were issued.

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

As of December 2, 2017 and May 27, 2017, we held investments that are required to be measured at fair value on a recurring basis. Our investments consist of time deposits and CDs, where face value is equal to fair value, and equity securities of publicly traded companies for which market prices are readily available.

Investments measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of December 2, 2017 and May 27, 2017, were as follows (in thousands):

Level 1
December 2, 2017
Time deposits/CDs	$4,136
Equity securities	686
Total	$4,822
May 27, 2017
Time deposits/CDs	$8,226
Equity securities	622
Total	$8,848

13. Related Party Transaction

On June 15, 2015, the Company entered into a lease agreement for the IMES facility with LDL, LLC. The Executive Vice President of IMES, Lee A. McIntyre III (former owner of IMES), has an ownership interest in LDL, LLC. The lease agreement provides for monthly payments over five years with total future minimum lease payments of $0.4 million. Rental expense related to this lease amounted to $0.1 million for the six months ended December 2, 2017 and for the six months ended November 26, 2016. The Company shall be entitled to extend the term of the lease for a period of an additional five years by notifying the landlord in writing of its intention to do so within nine months of the expiration of the initial term.

14. SUBSEQUENT EVENT

On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) enacted significant changes to many elements of the United States Federal Internal Revenue Code. Due to the recent enactment of the TCJA and expected further rulemaking and future regulatory guidance, a comprehensive estimate of the overall tax impact to the Company cannot be made at this time. However, the Company anticipates that in the third quarter of fiscal 2018, the TCJA will potentially result in a discrete tax impact related to revaluing our U.S. federal deferred tax assets and liabilities, a discrete tax impact associated with currently including incremental earnings from our non-U.S. entities in the U.S. federal income tax base and a change to the Company’s fiscal 2018 estimated annual tax rate due to the tax rate reduction. These changes will impact the Company’s fiscal 2018 third quarter deferred income tax assets and liabilities on the Consolidated Balance Sheet. Certain adjustments, but not all, will be offset by an adjustment to the valuation allowance. The impact on the Company’s cash flow from operations cannot be reasonably determined at this time.

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

INTRODUCTION

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to assist the reader in better understanding our business, results of operations, financial condition, changes in financial condition, critical accounting policies and estimates and significant developments. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes appearing elsewhere in this filing. This section is organized as follows:

●	Business Overview – a brief synopsis of our Company for the periods ended December 2, 2017 and November 26, 2016.

●	Results of Operations – an analysis and comparison of our consolidated results of operations for the three and six month periods ended December 2, 2017, and November 26, 2016, as reflected in our consolidated statements of comprehensive income (loss).

●	Liquidity, Financial Position and Capital Resources – a discussion of our primary sources and uses of cash for the three and six month periods ended December 2, 2017, and November 26, 2016, and a discussion of changes in our financial position.

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

Healthcare manufactures, refurbishes and distributes high value replacement parts for the healthcare market including hospitals, medical centers, asset management companies, independent service organizations, and multi-vendor service providers. Products include Diagnostic Imaging replacement parts for CT and MRI systems; replacement CT and MRI tubes; CT service training; MRI coils, cold heads, and RF amplifiers; hydrogen thyratrons, klystrons, magnetrons; flat panel detector upgrades; and additional replacement solutions currently under development for the diagnostic imaging service market. Through a combination of newly developed products and partnerships, service offerings, and training programs, we believe we can help our customers improve efficiency and deliver better clinical outcomes while lowering the cost of healthcare delivery.

We currently have operations in the following geographic regions: North America, Asia/Pacific, Europe and Latin America.

RESULTS OF CONTINUING OPERATIONS

Financial Summary – Three Months Ended December 2, 2017

●	Net sales for the second quarter of fiscal 2018 were $39.1 million, an increase of 15.5%, compared to net sales of $33.8 million during the second quarter of fiscal 2017.

●	Gross margin increased to 34.2% during the second quarter of fiscal 2018, compared to 32.4% during the second quarter of fiscal 2017.

●	Selling, general and administrative expenses were $12.6 million, or 32.2% of net sales, for the second quarter of fiscal 2018, compared to $13.4 million, or 39.5% of net sales, for the second quarter of fiscal 2017.

●	Operating income during the second quarter of fiscal 2018 was $0.8 million, compared to an operating loss of $2.4 million in the second quarter of fiscal 2017.

●	Income from continuing operations during the second quarter of fiscal 2018 was $0.2 million, compared to loss from continuing operations of $2.5 million in the second quarter of fiscal 2017.

●	Income from discontinued operations during the second quarter of fiscal 2018 was $1.5 million. There was no income (loss) from discontinued operations during the second quarter of fiscal 2017.

●	Net income during the second quarter of fiscal 2018 was $1.7 million, compared to net loss of $2.5 million during the second quarter of fiscal 2017.

Financial Summary – Six Months Ended December 2, 2017

●	The first six months of fiscal 2018 and 2017 contained 27 and 26 weeks, respectively.

●	Net sales for the first six months of fiscal 2018 were $76.1 million, an increase of 13.2%, compared to net sales of $67.2 million during the first six months of fiscal 2017.

●	Gross margin increased to 33.5% during the first six months of fiscal 2018, compared to 31.6% during the first six months of fiscal 2017.

●	Selling, general and administrative expenses were $24.9 million, or 32.8% of net sales, for the first six months of fiscal 2018, compared to $25.7 million, or 38.2% of net sales, for the first six months of fiscal 2017.

●	Operating income during the first six months of fiscal 2018 was $0.8 million, compared to an operating loss of $4.5 million in the first six months of fiscal 2017.

●	Income from continuing operations during the first six months of fiscal 2018 was $0.1 million, compared to loss from continuing operations of $5.4 million in the first six months of fiscal 2017.

●	Income from discontinued operations during the first six months of fiscal 2018 was $1.5 million. There was no income (loss) from discontinued operations during the first six months of fiscal 2017.

●	Net income during the first six months of fiscal 2018 was $1.6 million, compared to net loss of $5.4 million during the first six months of fiscal 2017.

Net Sales and Gross Profit Analysis

Net sales by segment and percent change for the second quarter and first six months of fiscal 2018 and 2017 were as follows (in thousands):

Net Sales	Three Months Ended		FY18 vs. FY17
	December 2, 2017	November 26, 2016	% Change
PMT	$30,063	$25,229	19.2%
Canvys	6,707	5,439	23.3%
Healthcare	2,312	3,159	-26.8%
Total	$39,082	$33,827	15.5%

	Six Months Ended		FY18 vs. FY17
	December 2, 2017	November 26, 2016	% Change
PMT	$59,187	$50,610	16.9%
Canvys	12,472	10,059	24.0%
Healthcare	4,418	6,531	-32.4%
Total	$76,077	$67,200	13.2%

During the second quarter of fiscal 2018 consolidated net sales increased 15.5% compared to the second quarter of fiscal 2017. Sales for PMT increased 19.2%, sales for Canvys increased 23.3% and sales for Healthcare decreased 26.8%. The increase in PMT was due to sales of power grid tubes as well as specialty products manufactured in LaFox which are sold into the semiconductor capital equipment market and sales from new technology partners in power conversion and RF and microwave components. The increase for Canvys was primarily due to increased customer demand in our European market. The decrease in Richardson Healthcare was due to the sale of the PACS display business at the end of fiscal 2017 which was partially offset by higher sales of certified pre-owned CT tubes.

During the first six months of fiscal 2018 consolidated net sales increased 13.2% compared to the first six months of fiscal 2017. Sales for PMT increased 16.9%, sales for Canvys increased 24.0%, and sales for Healthcare decreased 32.4%. The increase in PMT was due to specialty products manufactured in LaFox sold to the semiconductor capital market and new technology partners in power conversion and RF and microwave components. The increase for Canvys was due to increased customer demand in our North American and European markets. The decrease in Richardson Healthcare was due to the sale of the PACS display business at the end of fiscal 2017 which was partially offset by higher sales of refurbished equipment and certified pre-owned CT tubes.

Gross profit by segment and percent of net sales for the second quarter and first six months of fiscal 2018 and 2017 were as follows (in thousands):

Gross Profit	Three Months Ended
	December 2, 2017	% of Net Sales	November 26, 2016	% of Net Sales
PMT	$10,262	34.1%	$8,273	32.8%
Canvys	2,128	31.7%	1,543	28.4%
Healthcare	984	42.6%	1,148	36.3%
Total	$13,374	34.2%	$10,964	32.4%

	Six Months Ended
	December 2, 2017	% of Net Sales	November 26, 2016	% of Net Sales
PMT	$19,836	33.5%	$15,728	31.1%
Canvys	3,674	29.5%	2,891	28.7%
Healthcare	2,012	45.5%	2,585	39.6%
Total	$25,522	33.5%	$21,204	31.6%

Gross profit reflects the distribution and manufacturing product margin less manufacturing variances, inventory obsolescence charges, customer returns, scrap and cycle count adjustments, engineering costs, unabsorbed manufacturing labor and overhead, and other provisions.

Consolidated gross profit increased to $13.4 million during the second quarter of fiscal 2018, compared to $11.0 million during the second quarter of fiscal 2017. Consolidated gross margin as a percentage of net sales increased to 34.2% during the second quarter of fiscal 2018, from 32.4% during the second quarter of fiscal 2017, primarily due to favorable product mix for PMT, favorable product mix and lower costs on selected products for Canvys and the sale of the PACS display business, which generated lower margins in our Healthcare business.

Consolidated gross profit increased to $25.5 million during the first six months of fiscal 2018, compared to $21.2 million during the first six months of fiscal 2017. Consolidated gross margin as a percentage of net sales increased to 33.5% during the first six months of fiscal 2018, from 31.6% during the first six months of fiscal 2017, primarily due to favorable product mix for PMT, favorable product mix and lower costs on selected products for Canvys and the sale of the PACS display business, which generated lower margins in our Healthcare business.

Power and Microwave Technologies Group

PMT net sales increased 19.2% to $30.1 million during the second quarter of fiscal 2018, from $25.2 million during the second quarter of fiscal 2017. The increase included sales of power grid tubes as well as specialty products manufactured in LaFox which are sold primarily into the semiconductor capital equipment market and sales from new technology partners in power conversion and RF and microwave components. Gross margin as a percentage of net sales increased to 34.1% during the second quarter of fiscal 2018, as compared to 32.8% during the second quarter of fiscal 2017, due to product mix and favorable manufacturing results from our LaFox production facility.

PMT net sales increased 16.9% to $59.2 million during the first six months of fiscal 2018, from $50.6 million during the first six months of fiscal 2017. The increase included sales of specialty products manufactured in LaFox which are sold primarily into the semiconductor capital equipment market and sales from new technology partners in power conversion and RF and microwave components. Gross margin as a percentage of net sales increased to 33.5% during the first six months of fiscal 2018, as compared to 31.1% during the six months of fiscal 2017, due to favorable product mix.

Canvys

Canvys net sales increased 23.3% to $6.7 million during the second quarter of fiscal 2018, from $5.4 million during the second quarter of fiscal 2017 primarily due to increased customer demand in our European market. Gross margin as a percentage of net sales increased to 31.7% during the second quarter of fiscal 2018 as compared to 28.4% during the second quarter of fiscal 2017, due to favorable product mix and lower costs on selected products sold.

Canvys net sales increased 24.0% to $12.5 million during the first six months of fiscal 2018, from $10.1 million during the first six months of fiscal 2017 due to increased customer demand in our North American and European markets. Gross margin as a percentage of net sales increased to 29.5% during the first six months of fiscal 2018 as compared to 28.7% during the first six months of fiscal 2017, due to favorable product mix and lower costs on selected products sold.

Healthcare

Healthcare net sales decreased 26.8% to $2.3 million during the second quarter of fiscal 2018, from $3.2 million during the second quarter of fiscal 2017 due to the sale of the PACS display business at the end of fiscal 2017, partially offset by an increase in the sales of certified pre-owned CT Tubes. Gross margin as a percentage of net sales increased to 42.6% during the second quarter of fiscal 2018 as compared to 36.3% during the second quarter of fiscal 2017 due to the sale of the PACS display business, which generated lower margins.

Healthcare net sales decreased 32.4% to $4.4 million during the first six months of fiscal 2018, from $6.5 million during the first six months of fiscal 2017 due to the sale of the PACS display business at the end of fiscal 2017, partially offset by an increase in the sales of certified pre-owned CT Tubes and Equipment. Gross margin as a percentage of net sales increased to 45.5% during the first six months of fiscal 2018 as compared to 39.6% during the first six months of fiscal 2017 due to the sale of the PACS display business, which generated lower margins.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses (“SG&A“) decreased to $12.6 million during the second quarter of fiscal 2018 from $13.4 million to the second quarter of fiscal 2017. The decrease was due to a charge of $1.3 million in the second quarter of fiscal 2017 for severance expense related to a reduction in workforce, partially offset by higher research and development expenses as well as increased investment costs to support our growth strategies in PMT and Healthcare. Operating expenses as a percent of sales decreased to 32.2% in the current quarter from 35.7% last year when excluding the severance expense from the second quarter of fiscal 2017.

Selling, general and administrative expenses (“SG&A“) decreased to $24.9 million during the first six months of fiscal 2018 from $25.7 million during the first six months of fiscal 2017. The decrease was due to a charge of $1.3 million in the second quarter of fiscal 2017 for severance expense related to a reduction in workforce, partially offset by higher research and development expenses as well as increased investment costs to support our growth strategies in PMT and Healthcare.

Other Income/Expense

Other income/expense was $0.1 million of expense during the second quarter of fiscal 2018, compared to income of $0.2 million during the second quarter of fiscal 2017. Other expense during the second quarter of fiscal 2018 included $0.1 million of foreign exchange losses. Other income during the second quarter of fiscal 2017 included $0.2 million of foreign exchange gains. Our foreign exchange gains and losses are primarily due to the translation of U.S. dollars held in non-U.S. entities. We currently do not utilize derivative instruments to manage our exposure to foreign currency.

Other income/expense was $0.1 million of expense during the first six months of fiscal 2018, compared to expense of $0.1 million during the first six months of fiscal 2017. Other expense during the first six months of fiscal 2018 included $0.3 million of foreign exchange losses partially offset by $0.2 million of investment/interest income. Other expense during the first six months of fiscal 2017 included $0.1 million of foreign exchange losses. Our foreign exchange gains and losses are primarily due to the translation of U.S. dollars held in non-U.S. entities. We currently do not utilize derivative instruments to manage our exposure to foreign currency.

Income Tax Provision

We recorded an income tax provision from continuing operations of $0.6 million and $0.8 million for the first six months of fiscal 2018 and fiscal 2017, respectively. The effective income tax rate from continuing operations during the first six months of fiscal 2018 was a tax provision of 90.9% as compared to a tax provision of (18.3%) during the first six months of fiscal 2017. The difference in rate during the first six months of fiscal 2018, as compared to the first six months of fiscal 2017, reflects the change in the overall loss realized through the second quarter in each respective period, changes in our geographical distribution of income (loss), the recording of provision to return true-ups of various foreign jurisdictions, the accrual of an uncertain tax position with respect to the ongoing German audit and our positions with respect to ASC 740-30, Income Taxes - Other Considerations or Special Areas (“ASC 740-30”). The 90.9% effective income tax rate differs from the federal statutory rate of 34.0% as a result of our geographical distribution of income (loss), the recording of a valuation allowance against the increase in our U.S. state and federal net deferred tax assets and recognition of an uncertain tax position and preliminary tax assessments with respect to the income tax audit in Germany.

In the normal course of business, we are subject to examination by taxing authorities throughout the world. Generally, years prior to fiscal 2007 are closed for examination under the statute of limitation for U.S. federal, U.S. state and local or non-U.S. tax jurisdictions. We are currently under examination in Thailand (fiscal 2008 through 2011). We are also under examination in the state of Illinois for fiscal years 2014 and 2015. Our primary foreign tax jurisdictions are Germany and the Netherlands. During the second quarter of fiscal 2018, the examination in Germany of years 2012-2014 resulted in preliminary findings and a tax assessment and additional uncertain tax position reserve for open tax years have been recorded in the amount of $0.2 million. We have tax years open in Germany beginning in fiscal 2015 and the Netherlands beginning in fiscal 2011.

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

Net Income (Loss) and Per Share Data

Net income, including income from discontinued operations of $1.5 million, during the second quarter of fiscal 2018 was $1.7 million or $0.13 per diluted common share and $0.12 per Class B diluted common share, as compared to net loss of $2.5 million during the second quarter of fiscal 2017, or ($0.20) per diluted common share and ($0.18) per Class B diluted common share.

Net income, including income from discontinued operations of $1.5 million, during the first six months of fiscal 2018 was $1.6 million, or $0.12 per diluted common share and $0.11 per Class B diluted common share, as compared to net loss of $5.4 million during the first six months of fiscal 2017, or ($0.43) per diluted common share and ($0.38) per Class B diluted common share.

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

Our operations and cash needs have been primarily financed through income from operations and cash on hand.

Cash and cash equivalents were $54.5 million at December 2, 2017. Investments included CDs and time deposits classified as short-term investments of $4.1 million and long-term investments in equity securities of $0.7 million. Cash and investments at December 2, 2017, consisted of $8.8 million in North America, $17.6 million in Europe, $1.5 million in Latin America, and $31.4 million in Asia/Pacific.

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

Cash Flows from Operating Activities

The cash used in operating activities primarily resulted from adjustments for non-cash items and changes in our operating assets and liabilities.

Operating activities used $2.3 million of cash during the first six months of fiscal 2018. We had net income of $1.6 million during the first six months of fiscal 2018, which included non-cash stock-based compensation expense of $0.3 million associated with the issuance of stock option and restricted stock awards and depreciation and amortization expense of $1.5 million associated with our property and equipment as well as amortization of our intangible assets. Changes in our operating assets and liabilities during the first six months of fiscal 2018, net of foreign currency exchange gains and losses, included an increase in inventories of $4.6 million, a decrease of $1.0 million in accounts payable and an increase in prepaid expenses and other assets of $0.6 million. The inventory increase was due to the ongoing growth of our RF and power technologies business, increase in raw material and work in process supporting the semiconductor capital equipment market and growth in supplying replacement systems and parts to the Healthcare market. The decrease in our accounts payable was due to timing of payments for some of our larger vendors for both inventory and services.

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

Cash provided by investing activities of $1.8 million during the first six months of fiscal 2018 included proceeds from the maturities of investments of $8.2 million, partially offset by $3.9 million from purchases of investments and $2.7 million in capital expenditures. Capital expenditures relates primarily to our Healthcare growth initiatives, a new roof for part of our warehouse and capital used for our new IT system.

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

Cash used in financing activities of $1.5 million during the first six months of fiscal 2018 resulted from cash used to pay dividends.

Cash used in financing activities of $1.5 million during the first six months of fiscal 2017, resulted from cash used to pay dividends.

Dividend payments for the first six months of fiscal 2018 were approximately $1.5 million. All future payments of dividends are at the discretion of the Board of Directors. Dividend payments will depend on earnings, capital requirements, operating conditions, and such other factors that the Board may deem relevant.

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

(a)	Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 2, 2017.

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

(b)	Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the second quarter of fiscal 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On December 5, 2017, Steven H. Busch filed a Verified Stockholder Derivative Complaint against Edward J. Richardson, Paul Plante, Jacques Belin, James Benham, Kenneth Halverson, and the Company in the Delaware Court of Chancery, captioned Steven H. Busch v. Edward J. Richardson, et al., C.A. No. 2017-0868-AGB.  The lawsuit alleges claims for breach of fiduciary duty by the Company’s directors and challenges the decision of a special committee of the Company’s Board to refuse Mr. Busch’s demand that the Company’s Board, among other things, rescind the Company’s May 2013 repurchase of stock from Mr. Richardson and May 2013 and October 2014 repurchases of Company stock from the Richardson Wildlife Foundation. The Company believes the lawsuit to be without merit and that a loss is not probable or estimable based on the information available at the time the financial statements were issued.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended May 27, 2017, filed July 31, 2017.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 5.	OTHER INFORMATION

Results of Operation and Financial Condition and Declaration of Dividend

On January 10, 2018, we issued a press release reporting results for our second quarter ended December 2, 2017, and the declaration of a cash dividend. A copy of the press release is furnished as Exhibit 99.1 to this Form 10-Q and incorporated by reference herein.

ITEM 6.	EXHIBITS

See exhibit index which is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RICHARDSON ELECTRONICS, LTD.

Date: January 11, 2018	By:	/s/	Robert J. Ben
Robert J. Ben Chief Financial Officer and Chief Accounting Officer (on behalf of the Registrant and as Principal Financial Officer)

Exhibit Index

EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to Annex III of the Proxy Statement dated August 22, 2014.

3.2	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 15, 2017).

31.1	Certification of Edward J. Richardson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Robert J. Ben pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press release, dated January 10, 2018.

101	The following financial information from our Quarterly Report on Form 10-Q for the second quarter of fiscal 2018, filed with the SEC on January 11, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Comprehensive Income (Loss), (iii) the Unaudited Consolidated Statements of Cash Flows, (iv) the Unaudited Consolidated Statement of Stockholder’s Equity and (v) Notes to Unaudited Consolidated Financial Statements.