Form 10-Q
period 2018-03-03
RICHARDSON ELECTRONICS LTD/DE
filed 2018-04-12
CIK 355948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 3, 2018

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

As of April 10, 2018, there were outstanding 10,796,094 shares of Common Stock, $0.05 par value and 2,136,919 shares of Class B Common Stock, $0.05 par value, which are convertible into Common Stock of the registrant on a share for share basis.

PART I.      FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

Richardson Electronics, Ltd.
Consolidated Balance Sheets
(in thousands, except per share amounts)

	Unaudited	Audited
	March 3, 2018	May 27, 2017
Assets
Current assets:
Cash and cash equivalents	$59,882	$55,327
Accounts receivable, less allowance of $362 and $398, respectively	21,893	20,782
Inventories, net	49,129	42,749
Prepaid expenses and other assets	3,746	3,070
Investments - current	199	6,429
Total current assets	134,849	128,357
Non-current assets:
Property, plant and equipment, net	17,991	15,813
Goodwill	6,332	6,332
Intangible assets, net	3,125	3,441
Non-current deferred income taxes	1,061	1,102
Investments - non-current	—	2,419
Total non-current assets	28,509	29,107
Total assets	$163,358	$157,464
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,846	$15,933
Accrued liabilities	9,867	8,311
Total current liabilities	25,713	24,244
Non-current liabilities:
Non-current deferred income tax liabilities	236	158
Other non-current liabilities	947	735
Total non-current liabilities	1,183	893
Total liabilities	26,896	25,137
Stockholders’ equity
Common stock, $0.05 par value; issued and outstanding 10,796 shares at March 3, 2018 and 10,712 shares at May 27, 2017	540	535
Class B common stock, convertible, $0.05 par value; issued and outstanding 2,137 shares at March 3, 2018 and May 27, 2017	107	107
Preferred stock, $1.00 par value, no shares issued	—	—
Additional paid-in-capital	59,900	59,436
Common stock in treasury, at cost, no shares at March 3, 2018 and May 27, 2017	—	—
Retained earnings	69,132	69,333
Accumulated other comprehensive income	6,783	2,916
Total stockholders’ equity	136,462	132,327
Total liabilities and stockholders’ equity	$163,358	$157,464

Richardson Electronics, Ltd.

Unaudited Consolidated Statements of Comprehensive Income (Loss)

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	March 3, 2018	February 25, 2017	March 3, 2018	February 25, 2017
Statements of Comprehensive Income (Loss)
Net sales	$41,645	$32,313	$117,722	$99,513
Cost of sales	27,578	21,621	78,133	67,617
Gross profit	14,067	10,692	39,589	31,896
Selling, general and administrative expenses	13,097	12,002	38,023	37,697
Loss (gain) on disposal of assets	3	—	(188)	—
Operating income (loss)	967	(1,310)	1,754	(5,801)
Other (income) expense:
Investment/interest income	(208)	(67)	(378)	(129)
Foreign exchange loss	159	214	475	311
Other, net	1	(16)	(14)	—
Total other (income) expense	(48)	131	83	182
Income (loss) from continuing operations before income taxes	1,015	(1,441)	1,671	(5,983)
Income tax provision (benefit)	488	(10)	1,084	820
Income (loss) from continuing operations	527	(1,431)	587	(6,803)
Income from discontinued operations	—	—	1,496	—
Net income (loss)	527	(1,431)	2,083	(6,803)
Foreign currency translation gain (loss), net of tax	1,646	508	3,997	(1,736)
Fair value adjustments on investments (loss) gain	(164)	27	(130)	40
Comprehensive income (loss)	$2,009	$(896)	$5,950	$(8,499)
Net income (loss) per Common share - Basic:
Income (loss) from continuing operations	$0.04	$(0.11)	$0.05	$(0.54)
Income from discontinued operations	—	—	0.12	—
Total net income (loss) per Common share - Basic	$0.04	$(0.11)	$0.17	$(0.54)
Net income (loss) per Class B common share - Basic:
Income (loss) from continuing operations	$0.04	$(0.10)	$0.04	$(0.48)
Income from discontinued operations	—	—	0.11	—
Total net income (loss) per Class B common share - Basic	$0.04	$(0.10)	$0.15	$(0.48)
Net income (loss) per Common share - Diluted:
Income (loss) from continuing operations	$0.04	$(0.11)	$0.05	$(0.54)
Income from discontinued operations	—	—	0.12	—
Total net income (loss) per Common share – Diluted	$0.04	$(0.11)	$0.17	$(0.54)
Net income (loss) per Class B common share - Diluted:
Income (loss) from continuing operations	$0.04	$(0.10)	$0.04	$(0.48)
Income from discontinued operations	—	—	0.11	—
Total net income (loss) per Class B common share – Diluted	$0.04	$(0.10)	$0.15	$(0.48)
Weighted average number of shares:
Common shares – Basic	10,792	10,706	10,753	10,704
Class B common shares – Basic	2,137	2,141	2,137	2,141
Common shares – Diluted	10,872	10,706	10,793	10,704
Class B common shares – Diluted	2,137	2,141	2,137	2,141
Dividends per common share	$0.060	$0.060	$0.180	$0.180
Dividends per Class B common share	$0.054	$0.054	$0.162	$0.162

Richardson Electronics, Ltd.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended		Nine Months Ended
	March 3, 2018	February 25, 2017	March 3, 2018	February 25, 2017
Operating activities:
Net income (loss)	$527	$(1,431)	$2,083	$(6,803)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	752	703	2,219	2,020
Inventory provisions	183	189	470	298
Gain on sale of investments	(159)	(8)	(183)	(2)
Loss (gain) on disposal of assets	3	—	(188)	—
Share-based compensation expense	116	75	425	354
Deferred income taxes	124	121	186	(188)
Change in assets and liabilities:
Accounts receivable	(551)	(717)	(239)	3,217
Income tax receivable	—	—	—	(5)
Inventories	(598)	117	(5,232)	1,600
Prepaid expenses and other assets	43	80	(572)	(961)
Accounts payable	552	849	(446)	(2,372)
Accrued liabilities	1,116	(1,118)	1,325	(256)
Other	(137)	(125)	(140)	(107)
Net cash provided by (used in) operating activities	1,971	(1,265)	(292)	(3,205)
Investing activities:
Capital expenditures	(1,461)	(764)	(4,196)	(4,063)
Proceeds from sale of assets	—	—	276	—
Proceeds from maturity of investments	3,943	—	12,120	3,582
Purchases of investments	—	—	(3,943)	(2,136)
Proceeds from sales of available-for-sale securities	648	78	913	225
Purchases of available-for-sale securities	—	(78)	(265)	(225)
Other	(2)	(3)	(7)	(9)
Net cash provided by (used in) investing activities	3,128	(767)	4,898	(2,626)
Financing activities:
Proceeds from issuance of common stock	44	30	44	30
Cash dividends paid	(763)	(758)	(2,284)	(2,273)
Net cash used in financing activities	(719)	(728)	(2,240)	(2,243)
Effect of exchange rate changes on cash and cash equivalents	1,049	35	2,189	(994)
Increase (decrease) in cash and cash equivalents	5,429	(2,725)	4,555	(9,068)
Cash and cash equivalents at beginning of period	54,453	54,111	55,327	60,454
Cash and cash equivalents at end of period	$59,882	$51,386	$59,882	$51,386

Richardson Electronics, Ltd.

Unaudited Consolidated Statement of Stockholders’ Equity

(in thousands, except per share amounts)

	Common	Class B Common	Par Value	Additional Paid In Capital	Common Stock in Treasury	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance May 27, 2017:	10,712	2,137	$642	$59,436	$—	$69,333	$2,916	$132,327
Comprehensive income
Net income	—	—	—	—	—	2,083	—	2,083
Foreign currency translation	—	—	—	—	—	—	3,997	3,997
Fair value adjustments on investments	—	—	—	—	—	—	(130)	(130)
Share-based compensation:
Restricted stock	78	—	—	57	—	—	—	57
Stock options	—	—	—	368	—	—	—	368
Common stock:
Options exercised	6	—	5	39	—	—	—	44
Dividends paid to:
Common ($0.18 per share)	—	—	—	—	—	(1,938)	—	(1,938)
Class B ($0.162 per share)	—	—	—	—	—	(346)	—	(346)
Balance March 3, 2018:	10,796	2,137	$647	$59,900	$—	$69,132	$6,783	$136,462

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

We currently have operations in the following major geographic regions: North America, Asia/Pacific, Europe and Latin America.

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

Our fiscal quarter ends on the Saturday nearest the end of the quarter-ending month. The third quarter of fiscal 2018 and fiscal 2017 both contained 13 weeks. The first nine months of fiscal 2018 and fiscal 2017 contained 40 and 39 weeks, respectively.

In the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results of interim periods have been made. All inter-company transactions and balances have been eliminated. The unaudited consolidated financial statements presented herein include the accounts of our wholly owned subsidiaries. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The results of our operations for the three and nine months ended March 3, 2018, are not necessarily indicative of the results that may be expected for the fiscal year ending June 2, 2018.

The financial information contained in this report should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended May 27, 2017, that we filed on July 31, 2017.

 3.  CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Inventories, net: Our consolidated inventories are stated at the lower of cost and net realizable value, generally using a weighted-average cost method. Our net inventories include approximately $40.9 million of finished goods, $5.7 million of raw materials and $2.5 million of work-in-progress as of March 3, 2018, as compared to approximately $36.0 million of finished goods, $5.3 million of raw materials and $1.4 million of work-in-progress as of May 27, 2017.

At this time, we do not anticipate any material risks or uncertainties related to possible future inventory write-downs. Provisions for obsolete or slow moving inventories are recorded based upon regular analysis of stock rotation privileges, obsolescence, the exiting of certain markets and assumptions about future demand and market conditions. If future demand changes in the industry, or market conditions differ from management’s estimates, additional provisions may be necessary. Inventory reserves were approximately $3.7 million as of March 3, 2018 and $3.5 million as of May 27, 2017.

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

Goodwill and Intangible Assets: We test goodwill for impairment annually and whenever events or circumstances indicate an impairment may have occurred, such as a significant adverse change in the business climate, loss of key personnel or a decision to sell or dispose of a reporting unit.

During the fourth quarter of each fiscal year, our goodwill balances are reviewed for impairment using the first day of our fourth quarter as the measurement date. If after reviewing the totality of events or circumstances, we determine that it is not likely that the fair value of a reporting unit exceeds its carrying amount, then we test for impairment through the application of a fair value based test. We estimate the fair value of each of our reporting units based on projected future operating results, market approach, and discounted cash flows.

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

Accrued Liabilities: Accrued liabilities consist of the following (in thousands):

	March 3, 2018	May 27, 2017
Compensation and payroll taxes	$3,328	$3,250
Accrued severance (1)	410	706
Professional fees	642	535
Deferred revenue	2,051	1,460
Other accrued expenses	3,436	2,360
Accrued Liabilities	$9,867	$8,311

(1) In the second quarter of fiscal year 2017, the Company executed a reduction in headcount to streamline operations and reduce costs and recorded $1.3 million of expense included in selling, general and administrative expenses for employee termination costs payable to terminated employees with employment and/or separation agreements with the Company. The changes in the severance accrual for the first nine months of fiscal year 2018 included payments of $0.3 million.

 4.  GOODWILL AND INTANGIBLE ASSETS

The carrying value of goodwill was $6.3 million as of March 3, 2018 and May 27, 2017.

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

Our intangible assets represent the fair value for trade name, customer relationships, non-compete agreements and technology acquired in connection with our acquisitions. Intangible assets subject to amortization are as follows (in thousands):

	March 3, 2018	May 27, 2017
Gross Amounts:
Trade Name	$659	$659
Customer Relationships(1)	3,417	3,397
Non-compete Agreements	177	177
Technology	230	230
Total Gross Amounts	$4,483	$4,463
Accumulated Amortization:
Trade Name	$598	$441
Customer Relationships	582	446
Non-compete Agreements	107	84
Technology	71	51
Total Accumulated Amortization	$1,358	$1,022

Net Intangibles	$3,125	$3,441

(1)           Change from prior periods reflect impact of foreign currency translation.

The amortization expense associated with the intangible assets subject to amortization for the next five years is presented in the following table (in thousands):

Fiscal Year	Amortization Expense
Remaining 2018	$108
2019	245
2020	258
2021	246
2022	253
Thereafter	2,015
Total amortization expense	$3,125

The weighted average number of years of amortization expense remaining is 15.9 years.

5.  INVESTMENTS

As of March 3, 2018, we had approximately $0.2 million invested in time deposits and certificates of deposit (“CD”) which mature in less than twelve months. The fair value of these investments is equal to the face value of each time deposit and CD.

As of May 27, 2017, we had invested in time deposits and certificates of deposit in the amount of $8.2 million. Of this, $6.4 million mature in less than twelve months and $1.8 million mature in greater than twelve months. The fair value of these investments is the face value of each time deposit and CD.

We liquidated our investments in equity securities in the third quarter of fiscal 2018. Proceeds from the liquidation were $0.9 million with gross realized gains of $0.2 million for the nine months ended March 3, 2018. Prior to the liquidation of our investment in equity securities, our investments in equity securities were classified as available-for-sale and were carried at their fair value based on quoted market prices. Our investments, which were included in non-current assets, had a carrying amount of $0.6 million as of May 27, 2017. Proceeds from the sale of securities were $0.1 million during the third quarter of fiscal 2017. Prior to liquidating the equity securities, we reinvested proceeds from the sale of securities, and the cost of the equity securities sold was based on a specific identification method. Gross realized gains on those sales were less than $0.1 million during the third quarter of fiscal 2017. Net unrealized holding gains of less than $0.1 million during the third quarter of fiscal 2017 were included in accumulated other comprehensive income (loss).

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

Warranty reserves are established for costs that are expected to be incurred after the sale and delivery of products under warranty. Warranty reserves are included in accrued liabilities on our consolidated balance sheets. The warranty reserves are determined based on known product failures, historical experience and other available evidence. Warranty reserves were approximately $0.1 million as of March 3, 2018 and May 27, 2017.

7.  LEASE OBLIGATIONS, OTHER COMMITMENTS AND CONTINGENCIES

We lease certain warehouse and office facilities and office equipment under non-cancelable operating leases. Rent expense was $1.3 million during the first nine months of fiscal 2018 and $1.5 million during the first nine months of fiscal 2017. Our future lease commitments for minimum rentals, including common area maintenance charges and property taxes during the next five years are as follows (in thousands):

Fiscal Year	Payments
Remaining 2018	$454
2019	1,622
2020	1,143
2021	802
2022	144
Thereafter	97

8.  INCOME TAXES

We recorded an income tax provision from continuing operations of $1.1 million and $0.8 million for the first nine months of fiscal 2018 and the first nine months of fiscal 2017, respectively. The effective income tax rate from continuing operations during the first nine months of fiscal 2018 was a tax provision of 65.0%, as compared to a tax provision of (13.7%) during the first nine months of fiscal 2017. The difference in rate during the first nine months of fiscal 2018, as compared to the first nine months of fiscal 2017, reflects the change in the overall loss realized through the third quarter in each respective period, changes in our geographical distribution of income (loss), the recording of provision to return true-ups of various foreign jurisdictions, the accrual of an uncertain tax position with respect to a German audit and our positions with respect to permanent reinvestment of foreign earnings under ASC 740-30, Income Taxes - Other Considerations or Special Areas (“ASC 740-30”). The 65.0% effective income tax rate differs from the federal statutory rate of 29.2% as a result of our geographical distribution of income (loss), the recording of a valuation allowance against the increase in our U.S. state and federal net deferred tax assets, recognition of an uncertain tax position and preliminary tax assessments with respect to the income tax audit in Germany.

On December 22, 2017, the U.S. government enacted new tax legislation, Tax Cuts and Jobs Act (the “Act”). The primary provisions of the Act expected to impact the Company in fiscal 2018 are a reduction to the U.S. corporate income tax rate from 35% to 21% and a transition from a worldwide corporate tax system to a territorial tax system. The reduction in the corporate income tax rate requires the Company to remeasure its net deferred tax assets to the new corporate tax rate and the transition to a territorial tax system requires payment of a one-time tax on deemed repatriation of undistributed and previously untaxed non-U.S. earnings. Primarily as a result of those provisions of the Act, the Company recorded a deferred remeasurement impact of approximately $1.6 million, which was fully offset by the valuation allowance movement. Additionally, the estimated deemed earnings repatriation tax, net of available foreign tax credits brought back as part of the deemed repatriation, was $3.5 million. The Company does not anticipate any cash tax payments due to the foreign tax credit carryforwards available to fully offset the provisional deemed repatriation tax.

The 21% corporate income tax rate was effective January 1, 2018. Based on the Company’s June 2, 2018 fiscal year end, the U.S. statutory income tax rate for fiscal 2018 will be approximately 29.2%.

The tax impact recorded for the Act during the third quarter of fiscal 2018 was provisional as outlined below and may change. The Company completed a preliminary assessment of earnings that could be repatriated based on reinvestment needs of non-U.S. operations and earnings available for repatriation. The estimated withholding tax that would be incurred from the repatriation of those earnings is included in the third quarter of fiscal 2018 provisional income tax expense. The Company continues to analyze the provisions of the Act addressing the net deferred tax asset remeasurement and its calculations, the deemed earnings repatriation, including the determination of undistributed non-U.S. earnings, and evaluate potential Company actions, including repatriating additional non-U.S. earnings and actions that could affect the Company’s fiscal year ended 2018 U.S. taxable income. In addition, the Company continues to monitor potential legislative action and regulatory interpretations of the Act.

Based on the effective date of certain provisions, the Company will be subject to additional requirements of the Act beginning in fiscal 2019. Those provisions include a tax on global intangible low-taxed income (GILTI), a tax determined by base erosion tax benefits (BEAT) from certain payments between a U.S. corporation and foreign subsidiaries, a limitation of certain executive compensation, a deduction for foreign derived intangible income (FDII) and interest expense limitations. The Company has not completed its analysis of those provisions and the estimated impact. The Company also has not determined its accounting policy to treat the taxes due on GILTI as a period cost or include in the determination of deferred taxes.

In December 2017, the SEC issued Staff Accounting Bulletin No. 118 that allows for a measurement period up to one year after the enactment date of the Act to complete the accounting requirements. The Company will complete the adjustments related to the Act within the allowed period.

We have historically determined that undistributed earnings of our foreign subsidiaries, to the extent of cash available, will be repatriated to the U.S. Due to the deemed earnings repatriation tax, the outside basis difference for which the historic balance has primarily related has been reduced. The deferred tax liability on the outside basis difference is now primarily withholding tax. Accordingly, we have reduced the deferred tax liability from $5.7 million as of the second quarter of fiscal 2018 to $0.2 million as of the third quarter of fiscal 2018 on foreign earnings of $47.2 million.

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

As of March 3, 2018, our worldwide liability for uncertain tax positions related to continuing operations was $0.1 million, excluding interest and penalties, as compared to no liability as of May 27, 2017. The change to the uncertain tax positions for the third quarter of fiscal 2018 was as a result of the preliminary German audit assessments and the related exposure for the open years, which was reserved in the second quarter of fiscal 2018. We record penalties and interest relating to uncertain tax positions in the income tax expense line item within the unaudited consolidated statements of income (loss). It is not expected that there will be a change to unrecognized tax provision within the next 12 months.

The valuation allowance against the net deferred tax assets increased to $10.0 million as of March 3, 2018. Changes during the first nine months relating to the Act include the impact from the deferred remeasurement, deemed earnings repatriation tax and changes to the permanent reinvestment assertion outside basis difference as a result of the Act. Additional impacts to the valuation allowance include an Illinois income tax rate increase and additional domestic federal and state net deferred tax assets generated during the first three quarters of fiscal year 2018 due to additional losses in the U.S. jurisdiction. The valuation allowance against the net deferred tax assets was $8.5 million as of May 27, 2017. A full valuation allowance on the U.S. and state deferred tax assets will be maintained until sufficient positive evidence related to sources of future taxable income exists to support a reversal of the valuation allowance. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth.

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

 The earnings per share (“EPS”) presented in our unaudited consolidated statements of comprehensive income (loss) are based on the following amounts (in thousands, except per share amounts):

	Three Months Ended
	March 3, 2018		February 25, 2017
	Basic	Diluted	Basic	Diluted
Numerator for Basic and Diluted EPS:
Income (loss) from continuing operations	$527	$527	$(1,431)	$(1,431)
Less dividends:
Common stock	648	648	642	642
Class B common stock	115	115	116	116
Undistributed losses	$(236)	$(236)	$(2,189)	$(2,189)
Common stock undistributed losses	$(200)	$(200)	$(1,855)	$(1,855)
Class B common stock undistributed losses	(36)	(36)	(334)	(334)
Total undistributed losses	$(236)	$(236)	$(2,189)	$(2,189)
Income from discontinued operations	$—	$—	$—	$—
Less dividends:
Common stock	—	—	—	—
Class B common stock	—	—	—	—
Undistributed losses	$—	$—	$—	$—
Common stock undistributed losses	$—	$—	$—	$—
Class B common stock undistributed losses	—	—	—	—
Total undistributed losses	$—	$—	$—	$—
Net income (loss)	$527	$527	$(1,431)	$(1,431)
Less dividends:
Common stock	648	648	642	642
Class B common stock	115	115	116	116
Undistributed losses	$(236)	$(236)	$(2,189)	$(2,189)
Common stock undistributed losses	$(200)	$(200)	$(1,855)	$(1,855)
Class B common stock undistributed losses	(36)	(36)	(334)	(334)
Total undistributed losses	$(236)	$(236)	$(2,189)	$(2,189)
Denominator for basic and diluted EPS:
Common stock weighted average shares	10,792	10,792	10,706	10,706
Class B common stock weighted average shares, and shares under if-converted method for diluted EPS	2,137	2,137	2,141	2,141
Effect of dilutive securities
Dilutive stock options		80		—
Denominator for diluted EPS adjusted for weighted average shares and assumed conversions		13,009		12,847
Income (loss) from continuing operations per share:
Common stock	$0.04	$0.04	$(0.11)	$(0.11)
Class B common stock	$0.04	$0.04	$(0.10)	$(0.10)
Income from discontinued operations per share:
Common stock	$—	$—	$—	$—
Class B common stock	$—	$—	$—	$—
Net income (loss) per share:
Common stock	$0.04	$0.04	$(0.11)	$(0.11)
Class B common stock	$0.04	$0.04	$(0.10)	$(0.10)

Note: Common stock options that were anti-dilutive and not included in diluted earnings per common share for the third quarter of fiscal 2017 was 853.

	Nine Months Ended
	March 3, 2018		February 25, 2017
	Basic	Diluted	Basic	Diluted
Numerator for Basic and Diluted EPS:
Income (loss) from continuing operations	$587	$587	$(6,803)	$(6,803)
Less dividends:
Common stock	1,938	1,938	1,925	1,925
Class B common stock	346	346	348	348
Undistributed losses	$(1,697)	$(1,697)	$(9,076)	$(9,076)
Common stock undistributed losses	$(1,440)	$(1,440)	$(7,691)	$(7,691)
Class B common stock undistributed losses	(257)	(257)	(1,385)	(1,385)
Total undistributed losses	$(1,697)	$(1,697)	$(9,076)	$(9,076)
Income from discontinued operations	$1,496	$1,496	$—	$—
Less dividends:
Common stock	1,938	1,938	—	—
Class B common stock	346	346	—	—
Undistributed losses	$(788)	$(788)	$—	$—
Common stock undistributed losses	$(668)	$(668)	$—	$—
Class B common stock undistributed losses	(120)	(120)	—	—
Total undistributed losses	$(788)	$(788)	$—	$—
Net income (loss)	$2,083	$2,083	$(6,803)	$(6,803)
Less dividends:
Common stock	1,938	1,938	1,925	1,925
Class B common stock	346	346	348	348
Undistributed losses	$(201)	$(201)	$(9,076)	$(9,076)
Common stock undistributed losses	$(171)	$(171)	$(7,691)	$(7,691)
Class B common stock undistributed losses	(30)	(30)	(1,385)	(1,385)
Total undistributed losses	$(201)	$(201)	$(9,076)	$(9,076)
Denominator for basic and diluted EPS:
Common stock weighted average shares	10,753	10,753	10,704	10,704
Class B common stock weighted average shares, and shares under if-converted method for diluted EPS	2,137	2,137	2,141	2,141
Effect of dilutive securities
Dilutive stock options		40		—
Denominator for diluted EPS adjusted for weighted average shares and assumed conversions		12,930		12,845
Income (loss) from continuing operations per share:
Common stock	$0.05	$0.05	$(0.54)	$(0.54)
Class B common stock	$0.04	$0.04	$(0.48)	$(0.48)
Income from discontinued operations per share:
Common stock	$0.12	$0.12	$—	$—
Class B common stock	$0.11	$0.11	$—	$—
Net income (loss) per share:
Common stock	$0.17	$0.17	$(0.54)	$(0.54)
Class B common stock	$0.15	$0.15	$(0.48)	$(0.48)

Note: Common stock options that were anti-dilutive and not included in diluted earnings per common share for the first nine months of fiscal 2017 was 853.

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

The CEO evaluates performance and allocates resources primarily based on the gross profit of each segment.

Operating results by segment are summarized in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	March 3,	February 25,	March 3,	February 25,
	2018	2017	2018	2017
PMT
Net Sales	$31,869	$24,763	$91,056	$75,373
Gross Profit	10,656	8,075	30,492	23,803
Canvys
Net Sales	$7,585	$4,824	$20,057	$14,883
Gross Profit	2,571	1,331	6,245	4,222
Healthcare
Net Sales	$2,191	$2,726	$6,609	$9,257
Gross Profit	840	1,286	2,852	3,871

 Geographic net sales information is primarily grouped by customer destination into five areas: North America; Asia/Pacific; Europe; Latin America; and Other.

Net sales and gross profit by geographic region are summarized in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	March 3,	February 25,	March 3,	February 25,
	2018	2017	2018	2017
Net Sales
North America	$18,748	$13,607	$49,657	$40,715
Asia/Pacific	6,635	5,916	21,102	20,192
Europe	14,197	10,950	40,312	32,418
Latin America	2,086	1,792	6,646	6,138
Other (1)	(21)	48	5	50
Total	$41,645	$32,313	$117,722	$99,513
Gross Profit
North America	$6,955	$5,258	$18,747	$15,090
Asia/Pacific	2,331	2,085	7,256	7,012
Europe	4,904	3,764	13,493	10,540
Latin America	820	643	2,638	2,337
Other (1)	(943)	(1,058)	(2,545)	(3,083)
Total	$14,067	$10,692	$39,589	$31,896

(1)	Other includes primarily net sales not allocated to a specific geographical region, unabsorbed value-add costs and other unallocated expenses.

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

As of March 3, 2018 and May 27, 2017, we held investments that are required to be measured at fair value on a recurring basis. Our investments currently consist of time deposits and CDs, where face value is equal to fair value, and as of May 27, 2017, equity securities of publicly traded companies for which market prices are readily available.

Investments measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of March 3, 2018 and May 27, 2017, were as follows (in thousands):

Level 1
March 3, 2018
Time deposits/CDs	$199
Equity securities	—
Total	$199
May 27, 2017
Time deposits/CDs	$8,226
Equity securities	622
Total	$8,848

13. Related Party Transaction

On June 15, 2015, the Company entered into a lease agreement for the IMES facility with LDL, LLC. The Executive Vice President of IMES, Lee A. McIntyre III (former owner of IMES), has an ownership interest in LDL, LLC. The lease agreement provides for monthly payments over five years with total future minimum lease payments of $0.3 million. Rental expense related to this lease amounted to $0.1 million for the nine months ended March 3, 2018 and for the nine months ended February 25, 2017. The Company shall be entitled to extend the term of the lease for a period of an additional five years by notifying the landlord in writing of its intention to do so within nine months of the expiration of the initial term.

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

INTRODUCTION

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to assist the reader in better understanding our business, results of operations, financial condition, changes in financial condition, critical accounting policies and estimates and significant developments. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes appearing elsewhere in this filing. This section is organized as follows:

●	Business Overview – a brief synopsis of our Company for the periods ended March 3, 2018 and February 25, 2017.

●	Results of Operations – an analysis and comparison of our consolidated results of operations for the three and nine month periods ended March 3, 2018 and February 25, 2017, as reflected in our consolidated statements of comprehensive income (loss).

●	Liquidity, Financial Position and Capital Resources – a discussion of our primary sources and uses of cash for the three and nine month periods ended March 3, 2018, and February 25, 2017, and a discussion of changes in our financial position.

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

We currently have operations in the following geographic regions: North America, Asia/Pacific, Europe and Latin America.

RESULTS OF OPERATIONS

Financial Summary – Three Months Ended March 3, 2018

●	Net sales for the third quarter of fiscal 2018 were $41.6 million, an increase of 28.9%, compared to net sales of $32.3 million during the third quarter of fiscal 2017.

●	Gross margin increased to 33.8% during the third quarter of fiscal 2018, compared to 33.1% during the third quarter of fiscal 2017.

●	Selling, general and administrative expenses were $13.1 million, or 31.4% of net sales, for the third quarter of fiscal 2018, compared to $12.0 million, or 37.1% of net sales, for the third quarter of fiscal 2017.

●	Operating income during the third quarter of fiscal 2018 was $1.0 million, compared to an operating loss of $1.3 million in the third quarter of fiscal 2017.

●	Net income during the third quarter of fiscal 2018 was $0.5 million, compared to net loss of $1.4 million during the third quarter of fiscal 2017.

Financial Summary – Nine Months Ended March 3, 2018

●	The first nine months of fiscal 2018 and 2017 contained 40 and 39 weeks, respectively.

●	Net sales for the first nine months of fiscal 2018 were $117.7 million, an increase of 18.3%, compared to net sales of $99.5 million during the first nine months of fiscal 2017.

●	Gross margin increased to 33.6% during the first nine months of fiscal 2018, compared to 32.1% during the first nine months of fiscal 2017.

●	Selling, general and administrative expenses were $38.0 million, or 32.3% of net sales, for the first nine months of fiscal 2018, compared to $37.7 million, or 37.9% of net sales, for the first nine months of fiscal 2017.

●	Operating income during the first nine months of fiscal 2018 was $1.8 million, compared to an operating loss of $5.8 million in the first nine months of fiscal 2017.

●	Income from continuing operations during the first nine months of fiscal 2018 was $0.6 million, compared to loss from continuing operations of $6.8 million in the first nine months of fiscal 2017.

●	Income from discontinued operations during the first nine months of fiscal 2018 was $1.5 million. There was no income (loss) from discontinued operations during the first nine months of fiscal 2017.

●	Net income during the first nine months of fiscal 2018 was $2.1 million, compared to net loss of $6.8 million during the first nine months of fiscal 2017.

Net Sales and Gross Profit Analysis

Net sales by segment and percent change for the third quarter and first nine months of fiscal 2018 and 2017 were as follows (in thousands):

Net Sales	Three Months Ended		FY18 vs. FY17
	March 3, 2018	February 25, 2017	% Change
PMT	$31,869	$24,763	28.7%
Canvys	7,585	4,824	57.2%
Healthcare	2,191	2,726	-19.6%
Total	$41,645	$32,313	28.9%

	Nine Months Ended		FY18 vs. FY17
	March 3, 2018	February 25, 2017	% Change
PMT	$91,056	$75,373	20.8%
Canvys	20,057	14,883	34.8%
Healthcare	6,609	9,257	-28.6%
Total	$117,722	$99,513	18.3%

During the third quarter of fiscal 2018 consolidated net sales increased 28.9% compared to the third quarter of fiscal 2017. Sales for PMT increased 28.7%, sales for Canvys increased 57.2% and sales for Healthcare decreased 19.6%. The increase in PMT was due to specialty products engineered and manufactured in LaFox which are sold to the semiconductor capital market and new technology partners in power conversion and RF and microwave components. The increase for Canvys was due to increased customer demand in both our North American and European markets. The decrease in Richardson Healthcare was primarily due to the sale of the PACS display business at the end of fiscal 2017, partially offset by higher sales of equipment and certified and refurbished CT tubes.

During the first nine months of fiscal 2018 consolidated net sales increased 18.3% compared to the first nine months of fiscal 2017. Sales for PMT increased 20.8%, sales for Canvys increased 34.8% and sales for Healthcare decreased 28.6%. The increase in PMT was due to specialty products engineered and manufactured in LaFox which are sold to the semiconductor capital market, new technology partners in power conversion and RF and microwave components, complemented by increased sales of power grid tubes. The increase for Canvys was due to increased customer demand in both our North American and European markets. The decrease in Richardson Healthcare was primarily due to the sale of the PACS display business at the end of fiscal 2017, partially offset by higher sales of equipment and certified and refurbished CT tubes.

Gross profit by segment and percent of net sales for the third quarter and first nine months of fiscal 2018 and 2017 were as follows (in thousands):

Gross Profit	Three Months Ended
	March 3, 2018	% of Net Sales	February 25, 2017	% of Net Sales
PMT	$10,656	33.4%	$8,075	32.6%
Canvys	2,571	33.9%	1,331	27.6%
Healthcare	840	38.3%	1,286	47.2%
Total	$14,067	33.8%	$10,692	33.1%

	Nine Months Ended
	March 3, 2018	% of Net Sales	February 25, 2017	% of Net Sales
PMT	$30,492	33.5%	$23,803	31.6%
Canvys	6,245	31.1%	4,222	28.4%
Healthcare	2,852	43.2%	3,871	41.8%
Total	$39,589	33.6%	$31,896	32.1%

Gross profit reflects the distribution and manufacturing product margin less manufacturing variances, inventory obsolescence charges, customer returns, scrap and cycle count adjustments, engineering costs and other provisions.

Consolidated gross profit increased to $14.1 million during the third quarter of fiscal 2018, compared to $10.7 million during the third quarter of fiscal 2017. Consolidated gross margin as a percentage of net sales increased to 33.8% during the third quarter of fiscal 2018, from 33.1% during the third quarter of fiscal 2017, primarily due to favorable product mix for PMT and favorable product mix and lower costs on selected products for Canvys.

Consolidated gross profit increased to $39.6 million during the first nine months of fiscal 2018, compared to $31.9 million during the first nine months of fiscal 2017. Consolidated gross margin as a percentage of net sales increased to 33.6% during the first nine months of fiscal 2018, from 32.1% during the first nine months of fiscal 2017, primarily due to favorable product mix for PMT, favorable product mix and lower costs on selected products for Canvys and the sale of the PACS display business, which generated lower margins in our Healthcare business.

Power and Microwave Technologies Group

PMT net sales increased 28.7% to $31.9 million during the third quarter of fiscal 2018, from $24.8 million during the third quarter of fiscal 2017. The increase was due to specialty products engineered and manufactured in LaFox which are sold to the semiconductor capital market and new technology partners in power conversion and RF and microwave components. Gross margin as a percentage of net sales increased to 33.4% during the third quarter of fiscal 2018, as compared to 32.6% during the third quarter of fiscal 2017, due to favorable product mix.

PMT net sales increased 20.8% to $91.1 million during the first nine months of fiscal 2018, from $75.4 million during the first nine months of fiscal 2017. The increase included sales of specialty products engineered and manufactured in LaFox which are sold primarily into the semiconductor capital equipment market, sales from new technology partners in power conversion and RF and microwave components, complemented by increased sales of power grid tubes. Gross margin as a percentage of net sales increased to 33.5% during the first nine months of fiscal 2018, as compared to 31.6% during the nine months of fiscal 2017, due to favorable product mix and favorable manufacturing results from our LaFox production facility.

Canvys

Canvys net sales increased 57.2% to $7.6 million during the third quarter of fiscal 2018, from $4.8 million during the third quarter of fiscal 2017 due to increased customer demand in both our North American and European markets. Gross margin as a percentage of net sales increased to 33.9% during the third quarter of fiscal 2018 as compared to 27.6% during the third quarter of fiscal 2017, due to favorable product mix and lower costs on selected products sold.

Canvys net sales increased 34.8% to $20.1 million during the first nine months of fiscal 2018, from $14.9 million during the first nine months of fiscal 2017 due to increased customer demand in both our North American and European markets. Gross margin as a percentage of net sales increased to 31.1% during the first nine months of fiscal 2018 as compared to 28.4% during the first nine months of fiscal 2017, due to favorable product mix and lower costs on selected products sold.

Healthcare

Healthcare net sales decreased 19.6% to $2.2 million during the third quarter of fiscal 2018, from $2.7 million during the third quarter of fiscal 2017 primarily due to the sale of the PACS display business at the end of fiscal 2017, partially offset by higher sales of equipment and certified and refurbished CT tubes. Gross margin as a percentage of net sales decreased to 38.3% during the third quarter of fiscal 2018 as compared to 47.2% during the third quarter of fiscal 2017 due to an unfavorable product mix that favored equipment sales.

Healthcare net sales decreased 28.6% to $6.6 million during the first nine months of fiscal 2018, from $9.3 million during the first nine months of fiscal 2017 primarily due to the sale of the PACS display business at the end of fiscal 2017, partially offset by higher sales of equipment and certified and refurbished CT tubes. Gross margin as a percentage of net sales increased to 43.2% during the first nine months of fiscal 2018 as compared to 41.8% during the first nine months of fiscal 2017 due to the sale of the PACS display business, which generated lower margins, offset partially by an unfavorable product mix that favored equipment sales.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses increased to $13.1 million during the third quarter of fiscal 2018 from $12.0 million in the third quarter of fiscal 2017. The increase was due to higher compensation and other expenses mostly related to the increase in net sales as well as higher research and development costs and other incremental expenses for Richardson Healthcare. Operating expenses as a percent of sales decreased to 31.4% in the third quarter of fiscal 2018 from 37.1% in the third quarter of fiscal 2017.

Selling, general and administrative expenses increased to $38.0 million during the first nine months of fiscal 2018 from $37.7 million during the first nine months of fiscal 2017. The increase was due to higher compensation and other expenses mostly related to the increase in net sales as well as higher research and development costs and other incremental expenses to support our growth strategies in Richardson Healthcare. The increase was partially offset by a charge of $1.3 million in the second quarter of fiscal 2017 for severance expense related to a reduction in workforce.

Other Income/Expense

Other income/expense was less than $0.1 million during the third quarter of fiscal 2018, compared to expense of $0.1 million during the third quarter of fiscal 2017. Other income/expense during the third quarter of fiscal 2018 included $0.2 million of foreign exchange losses and $0.2 million of investment/interest income. Other expense during the third quarter of fiscal 2017 included $0.2 million of foreign exchange losses and $0.1 million of investment/interest income. Our foreign exchange gains and losses are primarily due to the translation of U.S. dollars held in non-U.S. entities. We currently do not utilize derivative instruments to manage our exposure to foreign currency.

Other income/expense was $0.1 million of expense during the first nine months of fiscal 2018, compared to expense of $0.2 million during the first nine months of fiscal 2017. Other expense during the first nine months of fiscal 2018 included $0.5 million of foreign exchange losses partially offset by $0.4 million of investment/interest income. Other expense during the first nine months of fiscal 2017 included $0.3 million of foreign exchange losses and $0.1 million of investment/interest income. Our foreign exchange gains and losses are primarily due to the translation of U.S. dollars held in non-U.S. entities. We currently do not utilize derivative instruments to manage our exposure to foreign currency.

Income Tax Provision

We recorded an income tax provision from continuing operations of $1.1 million and $0.8 million for the first nine months of fiscal 2018 and the first nine months of fiscal 2017, respectively. The effective income tax rate from continuing operations during the first nine months of fiscal 2018 was a tax provision of 65.0%, as compared to a tax provision of (13.7%) during the first nine months of fiscal 2017. The difference in rate during the first nine months of fiscal 2018, as compared to the first nine months of fiscal 2017, reflects the change in the overall loss realized through the third quarter in each respective period, changes in our geographical distribution of income (loss), the recording of provision to return true-ups of various foreign jurisdictions, the accrual of an uncertain tax position with respect to a German audit and our positions with respect to permanent reinvestment of foreign earnings under ASC 740-30, Income Taxes - Other Considerations or Special Areas (“ASC 740-30”). The 65.0% effective income tax rate differs from the federal statutory rate of 29.2% as a result of our geographical distribution of income (loss), the recording of a valuation allowance against the increase in our U.S. state and federal net deferred tax assets, recognition of an uncertain tax position and preliminary tax assessments with respect to the income tax audit in Germany.

On December 22, 2017, the U.S. government enacted new tax legislation, Tax Cuts and Jobs Act (the “Act”). The primary provisions of the Act expected to impact the Company in fiscal 2018 are a reduction to the U.S. corporate income tax rate from 35% to 21% and a transition from a worldwide corporate tax system to a territorial tax system. The reduction in the corporate income tax rate requires the Company to remeasure its net deferred tax assets to the new corporate tax rate and the transition to a territorial tax system requires payment of a one-time tax on deemed repatriation of undistributed and previously untaxed non-U.S. earnings. Primarily as a result of those provisions of the Act, the Company recorded a deferred remeasurement impact of approximately $1.6 million, which was fully offset by the valuation allowance movement. Additionally, the estimated deemed earnings repatriation tax, net of available foreign tax credits brought back as part of the deemed repatriation, was $3.5 million. The Company does not anticipate any cash tax payments due to the foreign tax credit carryforwards available to fully offset the provisional deemed repatriation tax.

The 21% corporate income tax rate was effective January 1, 2018. Based on the Company’s June 2, 2018 fiscal year end, the U.S. statutory income tax rate for fiscal 2018 will be approximately 29.2%.

The tax impact recorded for the Act during the third quarter of fiscal 2018 was provisional as outlined below and may change. The Company completed a preliminary assessment of earnings that could be repatriated based on reinvestment needs of non-U.S. operations and earnings available for repatriation. The estimated withholding tax that would be incurred from the repatriation of those earnings is included in the third quarter of fiscal 2018 provisional income tax expense. The Company continues to analyze the provisions of the Act addressing the net deferred tax asset remeasurement and its calculations, the deemed earnings repatriation, including the determination of undistributed non-U.S. earnings, and evaluate potential Company actions, including repatriating additional non-U.S. earnings and actions that could affect the Company’s fiscal year ended 2018 U.S. taxable income. In addition, the Company continues to monitor potential legislative action and regulatory interpretations of the Act.

Based on the effective date of certain provisions, the Company will be subject to additional requirements of the Act beginning in fiscal 2019. Those provisions include a tax on global intangible low-taxed income (GILTI), a tax determined by base erosion tax benefits (BEAT) from certain payments between a U.S. corporation and foreign subsidiaries, a limitation of certain executive compensation, a deduction for foreign derived intangible income (FDII) and interest expense limitations. The Company has not completed its analysis of those provisions and the estimated impact. The Company also has not determined its accounting policy to treat the taxes due on GILTI as a period cost or include in the determination of deferred taxes.

In December 2017, the SEC issued Staff Accounting Bulletin No. 118 that allows for a measurement period up to one year after the enactment date of the Act to complete the accounting requirements. The Company will complete the adjustments related to the Act within the allowed period.

We have historically determined that undistributed earnings of our foreign subsidiaries, to the extent of cash available, will be repatriated to the U.S. Due to the deemed earnings repatriation tax, the outside basis difference for which the historic balance has primarily related has been reduced. The deferred tax liability on the outside basis difference is now primarily withholding tax. Accordingly, we have reduced the deferred tax liability from $5.7 million as of the second quarter of fiscal 2018 to $0.2 million as of the third quarter of fiscal 2018 on foreign earnings of $47.2 million.

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

Recently Adopted Accounting Standards

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

Net Income (Loss) and Per Share Data

Net income during the third quarter of fiscal 2018 was $0.5 million or $0.04 per diluted common share and $0.04 per Class B diluted common share, as compared to net loss of $1.4 million during the third quarter of fiscal 2017, or ($0.11) per diluted common share and ($0.10) per Class B diluted common share.

Net income, including income from discontinued operations of $1.5 million, during the first nine months of fiscal 2018 was $2.1 million, or $0.17 per diluted common share and $0.15 per Class B diluted common share, as compared to net loss of $6.8 million during the first nine months of fiscal 2017, or ($0.54) per diluted common share and ($0.48) per Class B diluted common share.

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

Our operations and cash needs have been primarily financed through income from operations and cash on hand.

Cash and cash equivalents were $59.9 million at March 3, 2018. Investments included CDs and time deposits classified as short-term investments of $0.2 million. Cash and investments at March 3, 2018, consisted of $9.4 million in North America, $19.4 million in Europe, $1.1 million in Latin America, and $30.2 million in Asia/Pacific.

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

Operating activities used $0.3 million of cash during the first nine months of fiscal 2018. We had net income of $2.1 million during the first nine months of fiscal 2018, which included non-cash stock-based compensation expense of $0.4 million associated with the issuance of stock option and restricted stock awards and depreciation and amortization expense of $2.2 million associated with our property and equipment as well as amortization of our intangible assets. Changes in our operating assets and liabilities during the first nine months of fiscal 2018, net of foreign currency exchange gains and losses, included an increase in inventories of $5.2 million, a decrease of $0.4 million in accounts payable and an increase in prepaid expenses and other assets of $0.6 million, partially offset by an increase in accrued liabilities of $1.3 million. The inventory increase was due to the ongoing growth of our RF and power technologies business, increase in raw material and work in process supporting the semiconductor capital equipment market and growth in supplying replacement systems and parts to the Healthcare market. The decrease in our accounts payable was due to timing of payments for some of our larger vendors for both inventory and services.

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

Cash provided by investing activities of $4.9 million during the first nine months of fiscal 2018 included proceeds from the maturities of investments of $12.1 million, partially offset by $3.9 million from purchases of investments and $4.2 million in capital expenditures. Capital expenditures relates primarily to our Healthcare growth initiatives, a new roof for part of our warehouse and capital used for our IT system.

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

Cash used in financing activities of $2.2 million during the first nine months of fiscal 2018 resulted from cash used to pay dividends.

Cash used in financing activities of $2.2 million during the first nine months of fiscal 2017 resulted from cash used to pay dividends.

Dividend payments for the first nine months of fiscal 2018 were approximately $2.3 million. All future payments of dividends are at the discretion of the Board of Directors. Dividend payments will depend on earnings, capital requirements, operating conditions, and such other factors that the Board may deem relevant.

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

(a)	Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 3, 2018.

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

(b)	Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the third quarter of fiscal 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Results of Operation and Financial Condition and Declaration of Dividend

On April 11, 2018, we issued a press release reporting results for our third quarter ended March 3, 2018, and the declaration of a cash dividend. A copy of the press release is furnished as Exhibit 99.1 to this Form 10-Q and incorporated by reference herein.

ITEM 6.	EXHIBITS

See exhibit index which is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RICHARDSON ELECTRONICS, LTD.

Date: April 12, 2018	By:	/s/	Robert J. Ben
Robert J. Ben Chief Financial Officer and Chief Accounting Officer (on behalf of the Registrant and as Principal Financial Officer)

Exhibit Index

EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to Annex III of the Proxy Statement dated August 22, 2014.

3.2	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 15, 2017).

31.1	Certification of Edward J. Richardson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Robert J. Ben pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press release, dated April 11, 2018.

101	The following financial information from our Quarterly Report on Form 10-Q for the third quarter of fiscal 2018, filed with the SEC on April 12, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Comprehensive Income (Loss), (iii) the Unaudited Consolidated Statements of Cash Flows, (iv) the Unaudited Consolidated Statement of Stockholder’s Equity and (v) Notes to Unaudited Consolidated Financial Statements.