Form 10-K
period 2018-06-02
RICHARDSON ELECTRONICS LTD/DE
filed 2018-08-02
CIK 355948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 2, 2018

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of December 2, 2017 was approximately $71.2 million.

As of July 23, 2018, there were outstanding 10,806,069 shares of Common Stock, $0.05 par value and 2,136,919 shares of Class B Common Stock, $0.05 par value, which are convertible into Common Stock of the registrant on a one-for-one basis.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders scheduled to be held October 9, 2018, which will be filed pursuant to Regulation 14A, are incorporated by reference in Part III of this report. Except as specifically incorporated herein by reference, the abovementioned Proxy Statement is not deemed filed as part of this report.

Forward Looking Statements

Certain statements in this report may constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. The terms “may”, “should”, “could”, “anticipate”, “believe”, “continues”, “estimate”, “expect”, “intend”, “objective”, “plan”, “potential”, “project” and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. These statements are based on management’s current expectations, intentions or beliefs and are subject to a number of factors, assumptions and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Factors that could cause or contribute to such differences or that might otherwise impact the business include the risk factors set forth in Item 1A of this Form 10-K. We undertake no obligation to update any such factor or to publicly announce the results of any revisions to any forward-looking statements contained herein whether as a result of new information, future events, or otherwise.

In addition, while we do, from time to time, communicate with securities analysts, it is against our policy to disclose to them any material non-public information or other confidential commercial information. Accordingly, stockholders should not assume that we agree with any statement or report issued by any analyst irrespective of the content of the statement or report. Thus, to the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not our responsibility.

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

Our fiscal year 2018 began on May 28, 2017 and ended on June 2, 2018, our fiscal year 2017 began on May 29, 2016 and ended on May 27, 2017 and our fiscal year 2016 began on May 31, 2015 and ended on May 28, 2016. Unless otherwise noted, all references to a particular year in this document shall mean our fiscal year.

Geography

We currently have operations in the following major geographic regions: North America, Asia/Pacific, Europe and Latin America.

Selected financial data attributable to each segment and geographic region for fiscal 2018, 2017 and 2016 is set forth in Note 11 “Segment and Geographic Information” of the notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

We have three operating and reportable segments, which we define as follows:

Power and Microwave Technologies Group

Power and Microwave Technologies Group (“PMT”) combines our core engineered solutions, power grid and microwave tube business with new RF and power technologies. As a manufacturer and authorized distributor, PMT’s strategy is to provide specialized technical expertise and engineered solutions based on our core engineering and manufacturing capabilities. We provide solutions and add value through design-in support, systems integration, prototype design and manufacturing, testing, logistics and aftermarket technical service and repair—all through our existing global infrastructure. PMT’s focus is on products for power, RF and microwave applications for customers in alternative energy, aviation, broadcast, communications, industrial, marine, medical, military, scientific and semiconductor markets. PMT focuses on various applications including broadcast transmission, CO2 laser cutting, diagnostic imaging, dielectric and induction heating, high energy transfer, high voltage switching, plasma, power conversion, radar and radiation oncology. PMT also offers its customers technical services for both microwave and industrial equipment.

PMT represents leading manufacturers of electron tubes and solid-state components used in semiconductor manufacturing equipment, RF and wireless and industrial power applications. Among the suppliers they support are Amperex, CDE, CPI, Draloric, Eimac, General Electric, Hitachi, Jennings, L3, MACOM, National, NJRC, Ohmite, Qorvo, Thales, Toshiba and Vishay.

PMT’s inventory levels reflect our commitment to maintain an inventory of a broad range of products for customers who are buying products for replacement of components used in critical equipment and new technologies. PMT also sells a number of products representing trailing edge technology. While the market for these trailing edge technology products is declining, PMT is increasing its market share. PMT often buys products it knows it can sell ahead of any supplier price increases. As manufacturers for these products exit the business, PMT has the option to purchase a substantial portion of their remaining inventory.

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

In addition to third party products, we sell proprietary products principally under certain trade names we own including: Amperex®, Cetron® and National®. Our proprietary products include thyratrons and rectifiers, power tubes, ignitrons, magnetrons, phototubes, microwave generators and liquid crystal display monitors. The materials used in the manufacturing process consist of glass bulbs and tubing, nickel, stainless steel and other metals, plastic and metal bases, ceramics and a wide variety of fabricated metal components. These materials are generally readily available, but some components may require long lead times for production, and some materials are subject to shortages or price fluctuations based on supply and demand.

Canvys – Visual Technology Solutions

Canvys provides customized display solutions serving the corporate enterprise, financial, healthcare, industrial and medical original equipment manufacturers markets. Our engineers design, manufacture, source and support a full spectrum of solutions to match the needs of our customers. We offer long term availability and proven custom display solutions that include touch screens, protective panels, custom enclosures, all-in-ones, specialized cabinet finishes and application specific software packages and certification services. Our volume commitments are lower than those of the large display manufacturers, making us the ideal choice for companies with very specific design requirements. We partner with both private label manufacturing companies and leading branded hardware vendors to offer the highest quality display and touch solutions and customized computing platforms.

We have long-standing relationships with key component and finished goods manufacturers and several key ISO 9001 and ISO 13485 certified Asian display manufacturers that manufacture products to our specifications. We believe supplier relationships, combined with our engineering design and manufacturing capabilities and private label partnerships, allow us to maintain a well-balanced and technologically advanced offering of customer specific display solutions.

Healthcare

Healthcare manufactures, refurbishes and distributes high value replacement parts for the healthcare market including hospitals, medical centers, asset management companies, independent service organizations and multi-vendor service providers. Products include Diagnostic Imaging replacement parts for CT and MRI systems; replacement CT and MRI tubes; CT service training; MRI coils, cold heads and RF amplifiers; hydrogen thyratrons, klystrons, magnetrons; flat panel detector upgrades; and additional replacement solutions currently under development for the diagnostic imaging service market. Through a combination of newly developed products and partnerships, service offerings and training programs, we believe we can help our customers improve efficiency and deliver better clinical outcomes while lowering the cost of healthcare delivery.

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

Distribution

We maintain approximately 110,700 part numbers in our product inventory database and we estimate that more than 90% of orders received by 6:00 p.m. local time are shipped complete the same day for stock product. Customers can access our products on our web sites, www.rell.com, www.rellhealthcare.com, www.canvys.com, www.rellpower.com and www.rellaser.com, through electronic data interchange, or by telephone. Customer orders are processed by our regional sales offices and supported primarily by one of our distribution facilities in LaFox, Illinois; Fort Mill, South Carolina; Amsterdam, Netherlands; Marlborough, Massachusetts; Donaueschingen, Germany; or Singapore, Singapore. We also have satellite warehouses in Sao Paulo, Brazil; Shanghai, China; Bangkok, Thailand; and Hook, United Kingdom. Our data processing network provides on-line, real-time interconnection of all sales offices and central distribution operations, 24 hours per day, seven days per week. Information on stock availability, pricing in local currency, cross-reference information, customers and market analyses are obtainable throughout the entire distribution network.

International Sales

During fiscal 2018, we made approximately 59% of our sales outside the U.S. We continue to pursue new international sales to further expand our geographic reach.

Major Customers

During fiscal 2018, LAM Research Corporation individually accounted for 11 percent of the Company’s consolidated net sales. No other customer accounted for more than 10 percent of the Company’s consolidated net sales in fiscal 2018. No one customer accounted for more than 10 percent of the Company’s consolidated net sales in fiscal 2017 or fiscal 2016. The Company believes that the loss of this customer would have a material adverse effect on the Company’s financial condition or results of operations. See Note 11 “Segment and Geographic Information” of the notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further information.

Employees

As of June 2, 2018, we employed 421 individuals. All of our employees are non-union and we consider our relationships with our employees to be good.

Website Access to SEC Reports

We maintain an Internet website at www.rell.com. Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 are accessible through our website, free of charge, as soon as reasonably practicable after these reports are filed electronically with the Securities and Exchange Commission. Interactive Data Files pursuant to Rule 405 of Regulation S-T, of these filing dates, formatted in Extensible Business Reporting Language (“XBRL”) are accessible as well. To access these reports, go to our website at www.rell.com. The foregoing information regarding our website is provided for convenience and the content of our website is not deemed to be incorporated by reference in this report filed with the Securities and Exchange Commission.

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

A significant portion of our cash, cash equivalents and investments are held by our foreign subsidiaries and could affect future liquidity needs.

As of June 2, 2018, $34.6 million, or approximately 57% of our cash and cash equivalents was held by our foreign subsidiaries. Some of these subsidiaries are located in jurisdictions that require foreign government approval before a cash repatriation can occur. In addition, under current tax law, repatriation of this cash may trigger significant adverse tax consequences in the U.S.

Our liquidity requirements could necessitate transfers of existing cash balances between our subsidiaries or to the United States. While we intend to use some of the cash held outside the United States to fund our international operations and growth, when we encounter a significant need for liquidity domestically or at a particular location that we cannot fulfill through other internal or external sources, we may experience unfavorable tax, earnings and liquidity consequences due to cash transfers. These adverse consequences would occur, for example, if the transfer of cash into the United Sates is taxed and no offsetting foreign tax credit or net operating loss carryforward is available to offset the U.S. tax liability, resulting in lower earnings and liquidity.

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

We maintain significant inventories in an effort to ensure that customers have a reliable source of supply. Our products generally support industrial machinery powered by tube technology. As technology evolves and companies replace this capital equipment, the market for our products potentially declines. In addition, the market for many of our other products changes rapidly resulting from the development of new technologies, evolving industry standards, frequent new product introductions by some of our suppliers and changing end-user demand, which can contribute to the decline in value or obsolescence of our inventory. We do not have many long-term supply contracts with our customers. If we fail to anticipate the changing needs of our customers or we do not accurately forecast customer demand, our customers may not place orders with us, and we may accumulate significant inventories of products that we may be unable to sell or return to our vendors. This may result in a decline in the value of our inventory.

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

As of July 23, 2018, Edward J. Richardson, our Chairman, Chief Executive Officer and President, beneficially owned approximately 99% of the outstanding shares of our Class B common stock, representing approximately 66% of the voting power of the outstanding common stock. This share ownership permits Mr. Richardson to exert control over the outcome of stockholder votes, including votes concerning the election of directors, by-law amendments, possible mergers, corporate control contests, and other significant corporate transactions.

We are dependent on a limited number of vendors to supply us with essential products.

Our principal products are capacitors, vacuum tubes and related products, microwave generators and high voltage power supplies. The products we supply are currently produced by a relatively small number of manufacturers. One of our suppliers represented 15 percent of our total cost of sales. Our success depends, in large part, on maintaining current vendor relationships and developing new relationships. To the extent that our significant suppliers are unwilling or unable to continue to do business with us, extend lead times, limit supplies due to capacity constraints, or other factors, there could be a material adverse effect on our business.

International operations represent a significant percentage of our business and present a variety of risks that could impact our results.

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

We also face exposure to fluctuations in foreign currency exchange rates because we conduct business outside of the United States. Price increases caused by currency exchange rate fluctuations may make our products less competitive or may have an adverse effect on our margins. Our international revenues and expenses generally are derived from sales and operations in currencies other than the U.S. dollar. Accordingly, when the U.S. dollar strengthens in relation to the base currencies of the countries in which we sell our products, our U.S. dollar reported net revenue and income would decrease. We currently do not engage in any currency hedging transactions. We cannot predict whether foreign currency exchange risks inherent in doing business in foreign countries will have a material adverse effect on our operations and financial results in the future.

We may need to raise additional funds through debt or equity financings in the future to fund our domestic operations and our broader corporate initiatives, which would dilute the ownership of our existing shareholders.

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

A withdrawal by the United Kingdom from the European Union could have a material adverse effect on our business, financial position, liquidity and results of operations

In a non-binding referendum on the United Kingdom’s membership in the European Union (“EU”) in June 2016, a majority of those who voted approved the United Kingdom’s withdrawal from the EU. Any withdrawal by the United Kingdom from the EU (“Brexit”) would occur after, or possible concurrently with, a process of negotiation regarding the future terms of the United Kingdom’s relationship with the EU, which could result in the United Kingdom losing access to certain aspects of the single EU market and the global trade deals negotiated by the EU on behalf of its members. The Brexit vote and the perceptions as to the impact of the withdrawal of the United Kingdom may adversely affect business activity, political stability and economic conditions in the United Kingdom, the EU and elsewhere. Any of these developments, or the perception that any of these developments are likely to occur, could have a material adverse effect on economic growth or business activity in the United Kingdom, the Eurozone, or the EU, and could result in the relocation of businesses, cause business interruptions, lead to economic recession or depression, and impact the stability of the financial markets, availability of credit, political systems or financial institutions and the financial and monetary system. Given that we conduct a substantial portion of our business in the EU, these developments could have a material adverse effect on our business, financial position, liquidity and results of operations. The uncertainty concerning the timing and terms of the exit could also have a negative impact on the growth of the European economy and cause greater volatility in all of the global currencies that we currently use to transact business.

We rely heavily on information technology systems that, if not properly functioning, could materially adversely affect our business.

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

We extend credit to our customers. The failure of a significant customer or a significant group of customers to timely pay all amounts due could have a material adverse effect on our financial condition and results of operations. The extension of credit involves considerable judgment and is based on management’s evaluation of factors that include such things as a customer’s financial condition, payment history, and the availability of collateral to secure customers’ receivables.

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

Our revenues and gross profit margins depend significantly on global economic conditions, the demand for our products and services and the financial condition of our customers. Economic weakness and uncertainty have in the past, and may in the future, result in decreased revenues and gross profit margins. Economic uncertainty also makes it more difficult for us to forecast overall supply and demand with a great deal of confidence.

Our operating results during fiscal 2017 reflect a net loss, while we are reporting net income for fiscal 2018. There can be no assurance that we will continue recovery in the near future; nor is there any assurance that such worldwide economic volatility experienced recently will not continue.

Major disruptions to our logistics capability could have a material adverse impact on our operations.

We operate our global logistics services through specialized and centralized distribution centers. We depend on third party transportation service providers for the delivery of products to our customers. A major interruption or disruption in service at any of our distribution centers for any reason (such as natural disasters, pandemics, or significant disruptions of services from our third party providers) could cause cancellations or delays in a significant number of shipments to customers and, as a result, could have a severe impact on our business, operations and financial performance.

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

We may incur substantial operational costs or be required to change our business practices to comply with the recently adopted General Data Protection Regulation.

The EU adopted the General Data Protection Regulation (“GDPR”) which went into effect in May 2018. The GDPR includes operational requirements for companies that receive or process personal data of residents of the European Union, including more robust documentation requirements for data protection compliance programs. Specifically, the GDPR introduced numerous privacy-related changes for companies operating in the EU, including greater control for data subjects, increased data portability for EU consumers, and data breach notification requirements.

Although GDPR has already gone into effect, there is still considerable uncertainty as to how to interpret and implement many of its provisions. Complying with the GDPR may cause us to incur substantial operational costs or require us to change our business practices in ways that we cannot currently predict. Despite our efforts to bring our practices into compliance with the GDPR, we may not be successful. Non-compliance could result in proceedings against us by governmental entities, customers, data subjects or others. Fines of up to 20 million euros or up to 4% of the annual global revenue of the noncompliant company, whichever is greater, may be imposed for violations of certain of the GDPR’s requirements.

New tariffs and the evolving trade policy dispute between the United States and China may adversely affect our business.

On August 14, 2017, President Trump instructed the U.S. Trade Representative (“USTR”) to determine under Section 301 of the U.S. Trade Act of 1974 (the “Trade Act”) whether to investigate China’s law, policies, practices or actions that may be unreasonable or discriminatory and that may be harming American intellectual property rights, innovation or technology development. On March 22, 2018, based upon the results of its investigation, the USTR published a report finding that the acts, policies and practices of the Chinese government are unreasonable or discriminatory and burden or restrict U.S. commerce.

On March 8, 2018, President Trump imposed significant tariffs on steel and aluminum imports from a number of countries, including China. Subsequently, the USTR announced an initial proposed list of 1,300 goods imported from China that could be subject to additional tariffs and initiated a dispute with the World Trade Organization against China for alleged unfair trade practices.

On June 15, 2018, the USTR announced a list of products subject to additional tariffs. The list focused on products from industrial sectors that contribute to or benefit from the “Made in China 2025” industrial policy. The list of products consists of two sets of tariff lines. The first set contains 818 tariff lines for which Customs and Border Protection will begin collecting the additional duties on July 6, 2018. This list includes some of our products. The second set contains 284 proposed tariff lines that remain subject to further review.

These new tariffs and the evolving trade policy dispute between the United States and China may have a significant impact on the industries in which we participate. A “trade war” between the United States and China or other governmental action related to tariffs or international trade agreements or policies has the potential to adversely impact demand for our products, our costs, customers, suppliers and/or the United States economy or certain sectors thereof and, thus, to adversely impact our businesses and results of operations.

ITEM 1B. Unresolved Staff Comments

None.

 ITEM 2. Properties

The Company owns one facility and leases 27 facilities. We own our corporate facility and largest distribution center, which is located on approximately 100 acres in LaFox, Illinois and consists of approximately 242,000 square feet of manufacturing, warehouse and office space. We maintain geographically diverse facilities because we believe this provides value to our customers and suppliers, and limits market risk and exchange rate exposure. We believe our properties are well maintained and adequate for our present needs. The extent of utilization varies from property to property and from time to time during the year.

Our facility locations, their primary use, and segments served are as follows:

Location	Leased/Owned	Use	Segment
Woodland Hills, California	Leased	Sales	PMT
Fort Lauderdale, Florida	Leased	Sales	PMT
LaFox, Illinois *	Owned	Corporate/Sales/Distribution/Manufacturing	PMT/Canvys/Healthcare
Marlborough, Massachusetts	Leased	Sales/Distribution/Manufacturing	Canvys
Fort Mill, South Carolina	Leased	Sales/Distribution/Testing/Repair	Healthcare
Sao Paulo, Brazil	Leased	Sales/Distribution	PMT
Beijing, China	Leased	Sales	PMT
Shanghai, China	Leased	Sales/Distribution	PMT
Shenzhen, China	Leased	Sales	PMT
Brive, France	Leased	Manufacturing Support/Testing	PMT
Nanterre, France	Leased	Sales	PMT
Donaueschingen, Germany	Leased	Sales/Distribution/Manufacturing	Canvys
Puchheim, Germany	Leased	Sales	PMT
Mumbai, India	Leased	Sales	PMT
Ramat Gan, Israel	Leased	Sales	PMT
Florence, Italy **	Leased	Sales	PMT
Milan, Italy	Leased	Sales	PMT
Tokyo, Japan	Leased	Sales	PMT
Mexico City, Mexico	Leased	Sales	PMT
Amsterdam, Netherlands	Leased	Sales/Distribution/Manufacturing	PMT/Healthcare
Singapore, Singapore	Leased	Sales/Distribution	PMT
Seoul, South Korea	Leased	Sales	PMT
Madrid, Spain	Leased	Sales	PMT
Taipei, Taiwan	Leased	Sales	PMT/Canvys
Bangkok, Thailand	Leased	Sales/Distribution	PMT
Dubai, United Arab Emirates	Leased	Sales/Distribution/Testing/Repair	PMT
Hook, United Kingdom	Leased	Sales/Distribution/Testing/Repair	PMT
Lincoln, United Kingdom	Leased	Sales	PMT/Canvys

*	LaFox, Illinois is also the location of our corporate headquarters.
**	Sold building June 12, 2017, currently lease separate facility.

ITEM 3. Legal Proceedings

On December 5, 2017, Steven H. Busch filed a Verified Stockholder Derivative Complaint against Edward J. Richardson, Paul Plante, Jacques Belin, James Benham, Kenneth Halverson, and the Company in the Delaware Court of Chancery, captioned Steven H. Busch v. Edward J. Richardson, et al., C.A. No. 2017-0868-AGB.  The lawsuit alleges claims for breach of fiduciary duty by the Company’s directors and challenges the decision of a special committee of the Company’s Board to refuse Mr. Busch’s demand that the Company’s Board, among other things, rescind the Company’s May 2013 repurchase of stock from Mr. Richardson and May 2013 and October 2014 repurchases of Company stock from the Richardson Wildlife Foundation. On March 9, 2018, the defendants filed motions to dismiss the lawsuit; these motions are currently pending. The Company believes the lawsuit to be without merit and that a loss is not probable or estimable based on the information available at the time the financial statements were issued.

PART II

ITEM 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Unregistered Sales of Equity Securities

None.

Share Repurchases

There were no share repurchases in fiscal 2018.

Dividends

Our quarterly dividend was $0.06 per common share and $0.054 per Class B common share. Annual dividend payments for both fiscal 2018 and fiscal 2017 were approximately $3.0 million. All future payments of dividends are at the discretion of the Board of Directors. Dividend payments will depend on earnings, capital requirements, operating conditions and such other factors that the Board may deem relevant.

Common Stock Information

Our common stock is traded on the NASDAQ Global Select Market (“NASDAQ”) under the trading symbol (“RELL”). There is no established public trading market for our Class B common stock. As of July 23, 2018, there were approximately 547 stockholders of record for the common stock and approximately 15 stockholders of record for the Class B common stock. The following table sets forth the high and low closing sales price per share of RELL common stock as reported on the NASDAQ for the periods indicated.

High and Low Closing Prices of Common Stock

	2018		2017
Fiscal Quarter	High	Low	High	Low
First	$6.09	$5.54	$6.90	$5.17
Second	$6.75	$5.42	$7.05	$5.94
Third	$8.21	$6.27	$6.45	$5.61
Fourth	$9.74	$7.66	$6.25	$5.62

Performance Graph

The following graph compares the performance of our common stock for the periods indicated with the performance of the NASDAQ Composite Index and NASDAQ Electronic Components Index. The graph assumes $100 invested on the last day of our fiscal year 2013, in our common stock, the NASDAQ Composite Index and NASDAQ Electronic Components Index. Total return indices reflect reinvestment of dividends at the closing stock prices at the date of the dividend declaration.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Richardson Electronics, Ltd., the NASDAQ Composite Index
and the NASDAQ Electronic Components Index

*$100 invested on 6/1/13 in stock or 5/31/13 in index, including reinvestment of dividends. Indexes calculated on month-end basis.

ITEM 6. Selected Financial Data

Five-Year Financial Review

This information should be read in conjunction with our consolidated financial statements, accompanying notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.

	Fiscal Year Ended(1)
	(in thousands, except per share amounts)
	June 2, 2018	May 27, 2017	May 28, 2016	May 30, 2015	May 31, 2014
Statements of Income (Loss)
Net sales	$163,212	$136,872	$142,016	$136,957	$137,960
Continuing Operations
Income (loss) from continuing operations before tax	3,860	(6,116)	(6,220)	$(6,994)	$(652)
Income tax provision (benefit)	1,534	812	546	(1,466)	(307)
Income (loss) from continuing operations	$2,326	$(6,928)	$(6,766)	$(5,528)	$(345)
Discontinued Operations
Income (loss) from discontinued operations	1,496	—	—	$(31)	$(170)
Net income (loss)	$3,822	$(6,928)	$(6,766)	$(5,559)	$(515)
Per Share Data
Net income (loss) per Common share - Basic:
Income (loss) from continuing operations	$0.18	$(0.55)	$(0.53)	$(0.41)	$(0.03)
Income (loss) from discontinued operations	0.12	—	—	—	(0.01)
Total net income (loss) per Common share - Basic:	$0.30	$(0.55)	$(0.53)	$(0.41)	$(0.04)
Net income (loss) per Class B common share - Basic:
Income (loss) from continuing operations	$0.16	$(0.49)	$(0.47)	$(0.36)	$(0.02)
Income (loss) from discontinued operations	0.11	—	—	—	(0.01)
Total net income (loss) per Class B common share - Basic:	$0.27	$(0.49)	$(0.47)	$(0.36)	$(0.03)
Net income (loss) per Common share - Diluted:
Income (loss) from continuing operations	$0.18	$(0.55)	$(0.53)	$(0.41)	$(0.03)
Income (loss) from discontinued operations	0.12	—	—	—	(0.01)
Total net income (loss) per Common share - Diluted:	$0.30	$(0.55)	$(0.53)	$(0.41)	$(0.04)
Net income (loss) per Class B common share - Diluted:
Income (loss) from continuing operations	$0.16	$(0.49)	$(0.47)	$(0.36)	$(0.02)
Income (loss) from discontinued operations	0.11	—	—	—	(0.01)
Total net income (loss) per Class B common share - Diluted:	$0.27	$(0.49)	$(0.47)	$(0.36)	$(0.03)
Cash Dividend Data
Dividends per common share	$0.24	$0.24	$0.24	$0.24	$0.24
Dividends per Class B common share(2)	$0.22	$0.22	$0.22	$0.22	$0.22
Balance Sheet Data
Total assets	$166,329	$157,464	$168,130	$184,994	$203,545
Stockholders’ equity	$135,181	$132,327	$141,675	$156,652	$174,845

(1)	Our fiscal year ends on the Saturday nearest the end of May. Each of the fiscal years presented contain 52/53 weeks.
(2)	The dividend per Class B common share is 90% of the dividend per Class A common share.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to assist the reader in better understanding our business, results of operations, financial condition, changes in financial condition, critical accounting policies and estimates and significant developments. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes appearing elsewhere in this filing. This section is organized as follows:

●	Business Overview

●	Results of Operations - an analysis and comparison of our consolidated results of operations for the fiscal years ended June 2, 2018, May 27, 2017 and May 28, 2016, as reflected in our consolidated statements of comprehensive income (loss).

●	Liquidity, Financial Position, and Capital Resources - a discussion of our primary sources and uses of cash for the fiscal years ended June 2, 2018, May 27, 2017 and May 28, 2016, and a discussion of changes in our financial position.

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

On June 15, 2015, Richardson Electronics, Ltd (“the Company”) acquired certain assets of International Medical Equipment and Services, Inc. (“IMES”) for a purchase price of $12.2 million. This included the purchase of inventory, receivables, fixed assets, and certain other assets of the Company. The Company did not acquire any liabilities of IMES. The total consideration paid excludes transaction costs.

IMES, based in South Carolina, provides reliable, cost-saving solutions worldwide for major brands of CT and MRI equipment. This acquisition positions Richardson Healthcare to provide cost effective diagnostic imaging replacement parts and training to hospitals, diagnostic imaging centers, medical institutions and independent service organizations. IMES offers an extensive selection of replacement parts, as well as an interactive training center, on-site test bays and experienced technicians who provide 24/7 customer support. Replacement parts are readily available and triple tested to provide peace of mind when uptime is critical. IMES core operations have remained in South Carolina. Richardson Healthcare plans to expand IMES’ replacement parts and training offerings geographically leveraging the Company’s global infrastructure. During the fourth quarter of fiscal 2016, IMES opened up their first foreign location in Amsterdam.

We have three operating and reportable segments, which we define as follows:

Power and Microwave Technologies Group (“PMT”) combines our core engineered solutions, power grid and microwave tube business with new RF and power technologies. As a manufacturer and authorized distributor, PMT’s strategy is to provide specialized technical expertise and engineered solutions based on our core engineering and manufacturing capabilities. We provide solutions and add value through design-in support, systems integration, prototype design and manufacturing, testing, logistics and aftermarket technical service and repair—all through our existing global infrastructure. PMT’s focus is on products for power, RF and microwave applications for customers in alternative energy, aviation, broadcast, communications, industrial, marine, medical, military, scientific and semiconductor markets. PMT focuses on various applications including broadcast transmission, CO2 laser cutting, diagnostic imaging, dielectric and induction heating, high energy transfer, high voltage switching, plasma, power conversion, radar and radiation oncology. PMT also offers its customers technical services for both microwave and industrial equipment.

Canvys provides customized display solutions serving the corporate enterprise, financial, healthcare, industrial and medical original equipment manufacturers markets. Our engineers design, manufacture, source and support a full spectrum of solutions to match the needs of our customers. We offer long term availability and proven custom display solutions that include touch screens, protective panels, custom enclosures, all-in-ones, specialized cabinet finishes and application specific software packages and certification services. Our volume commitments are lower than the large display manufacturers, making us the ideal choice for companies with very specific design requirements. We partner with both private label manufacturing companies and leading branded hardware vendors to offer the highest quality display and touch solutions and customized computing platforms.

Healthcare manufactures, refurbishes and distributes high value replacement parts for the healthcare market including hospitals, medical centers, asset management companies, independent service organizations and multi-vendor service providers. Products include Diagnostic Imaging replacement parts for CT and MRI systems; replacement CT and MRI tubes; CT service training; MRI coils, cold heads and RF amplifiers; hydrogen thyratrons, klystrons, magnetrons; flat panel detector upgrades; and additional replacement solutions currently under development for the diagnostic imaging service market. Through a combination of newly developed products and partnerships, service offerings and training programs, we believe we can help our customers improve efficiency and deliver better clinical outcomes while lowering the cost of healthcare delivery.

We currently have operations in the following geographic regions: North America, Asia/Pacific, Europe and Latin America.

 Results of Operations

Overview - Fiscal Year Ended June 2, 2018

●	Fiscal 2018 and fiscal 2017 contained 53 and 52 weeks, respectively.

● ●

Net sales for fiscal 2018 were $163.2 million, up 19.2%, compared to net sales of $136.9 million during fiscal 2017.

Gross margin was 33.7% of net sales for fiscal 2018, compared to 32.1% of net sales for fiscal 2017.

●	Selling, general and administrative expenses were $51.7 million, or 31.7% of net sales, for fiscal 2018, compared to $49.9 million, or 36.4% of net sales, for fiscal 2017.

●	Operating income during fiscal 2018 was $3.6 million, compared to a loss of $5.8 million for fiscal 2017.

●	Other income for fiscal 2018 was $0.2 million, compared to other expense of $0.4 million for fiscal 2017.

●	Income from continuing operations during fiscal 2018 was $2.3 million versus a loss of $6.9 million during fiscal 2017.

●	Income from discontinued operations during fiscal 2018 was $1.5 million. There were no results from discontinued operations during fiscal 2017.

●	Net income during fiscal 2018 was $3.8 million, compared to net loss of $6.9 million during fiscal 2017.

Net Sales and Gross Profit Analysis

Net sales by segment and percent change for fiscal 2018, 2017 and 2016 were as follows (in thousands):

Net Sales	FY 2018	FY 2017	FY 2016	FY18 vs. FY17 % Change	FY17 vs. FY16 % Change
PMT	$128,296	$104,226	$105,554	23.1%	(1.3%)
Canvys	26,683	20,534	23,453	29.9%	(12.4%)
Healthcare	8,233	12,112	13,009	(32.0%)	(6.9%)
Total	$163,212	$136,872	$142,016	19.2%	(3.6%)

During fiscal 2018, consolidated net sales increased by 19.2% compared to fiscal 2017. Sales for PMT increased by 23.1%, Canvys sales increased by 29.9% and Healthcare sales decreased by 32.0% due to the sale of the Picture Archiving and Communication Systems (“PACS”) business in May 2017. During fiscal 2017, consolidated net sales decreased by 3.6% compared to fiscal 2016. Sales for PMT decreased by 1.3%, Canvys sales declined by 12.4% and Healthcare sales decreased by 6.9%.

Gross profit by segment and percent of segment net sales for fiscal 2018, 2017 and 2016 were as follows (in thousands):

Gross Profit	FY 2018		FY 2017		FY 2016
PMT	$43,254	33.7%	$33,382	32.0%	$33,088	31.3%
Canvys	8,410	31.5%	5,752	28.0%	6,017	25.7%
Healthcare	3,418	41.5%	4,749	39.2%	5,730	44.0%
Total	$55,082	33.7%	$43,883	32.1%	$44,835	31.6%

Gross profit reflects the distribution and manufacturing product margin less manufacturing variances, inventory obsolescence charges, customer returns, scrap and cycle count adjustments, engineering costs and other provisions.

Consolidated gross profit was $55.1 million during fiscal 2018, compared to $43.9 million during fiscal 2017. Consolidated gross margin as a percentage of net sales increased to 33.7% during fiscal 2018, from 32.1% during fiscal 2017. Gross margin during fiscal 2018 included expense related to inventory provisions for PMT of $0.6 million, $0.1 million for Canvys and $0.1 million for Healthcare. Gross margin during fiscal 2017 included expense related to inventory provisions for PMT of $0.4 million, $0.1 million for Canvys and less than $0.1 million for Healthcare.

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

Power and Microwave Technologies Group

Net sales for PMT increased 23.1% to $128.3 million during fiscal 2018, from $104.2 million during fiscal 2017. This growth was led by products sold into the semiconductor wafer fab equipment market and from new technology suppliers in key RF, Microwave and Power markets such as 5G infrastructure and power management applications. Power grid tube sales also increased. Gross margin as a percentage of net sales increased to 33.7% during fiscal 2018 as compared to 32.0% during fiscal 2017, primarily due to product mix and improved manufacturing absorption.

Net sales for PMT decreased 1.3% to $104.2 million during fiscal 2017, from $105.6 million during fiscal 2016. In fiscal 2016, we recognized a large tube order for a military application that was mostly offset in fiscal 2017 by new technology suppliers in the RF, microwave and power market as well as increases in manufactured products associated with growth in the semiconductor wafer fab market. Gross margin as a percentage of net sales increased to 32.0% during fiscal 2017 as compared to 31.3% during fiscal 2016, primarily due to product mix and improved manufacturing absorption.

Canvys – Visual Technology Solutions

Net sales for Canvys increased 29.9% to $26.7 million during fiscal 2018, from $20.5 million during fiscal 2017. Sales were up in both Europe and North America due to the addition of new customers and programs and strong demand from existing customers throughout the year. Gross margin as a percentage of net sales increased to 31.5% during fiscal 2018 as compared to 28.0% during fiscal 2017, primarily due to product mix and foreign currency effects.

Net sales for Canvys decreased 12.4% to $20.5 million during fiscal 2017, from $23.5 million during fiscal 2016. Sales in North America were down due to customer delays in new program rollouts. Gross margin as a percentage of net sales increased to 28.0% during fiscal 2017 as compared to 25.7% during fiscal 2016, primarily due to product mix and lower inventory reserves.

 Healthcare

Net sales for Healthcare decreased 32.0% to $8.2 million during fiscal 2018, from $12.1 million during fiscal 2017. The reduction in sales was primarily due to the sale of the PACS display business at the end of fiscal 2017. The PACS display business had $4.1 million of sales in fiscal 2017. This decline was slightly offset by an increase in sales in our core Healthcare business. Gross margin as a percentage of net sales increased to 41.5% during fiscal 2018, compared to 39.2% during fiscal 2017. This increase was due to the sale of our PACS display business, which generated lower margins than our core Healthcare business.

Net sales for Healthcare decreased 6.9% to $12.1 million during fiscal 2017, from $13.0 million during fiscal 2016. The reduction in sales was due to a decline in the PACS display business, which we divested in the fourth quarter of fiscal 2017. This decline was slightly offset by an increase in sales in our core Healthcare business including diagnostic imaging replacement parts and CT tubes. Gross margin as a percentage of net sales decreased to 39.2% during fiscal 2017, compared to 44.0% during fiscal 2016. This decrease was primarily due to change in product mix that included a significant increase year over year in IMES equipment sales, which yield lower margins than replacement parts and CT tubes, in addition to continued pricing pressure on replacement parts resulting in lower margins.

Sales by Geographic Area

On a geographic basis, our sales are categorized by destination: North America; Asia/Pacific; Europe; Latin America; and Other.

Net sales by geographic area and percent change for fiscal 2018, 2017 and 2016 were as follows (in thousands):

Net Sales	FY 2018	FY 2017	FY 2016	FY18 vs. FY17 % Change	FY17 vs. FY16 % Change
North America	$67,662	$55,963	$66,365	20.9%	(15.7%)
Asia/Pacific	32,607	27,997	24,564	16.5%	14.0%
Europe	53,818	44,296	44,634	21.5%	(0.8%)
Latin America	9,123	8,552	6,347	6.7%	34.7%
Other(1)	2	64	106	(96.9%)	(39.6%)
Total	$163,212	$136,872	$142,016	19.2%	(3.6%)

Gross profit by geographic area and percent of geographic net sales for fiscal 2018, 2017 and 2016 were as follows (in thousands):

Gross Profit (Loss)	FY 2018		FY 2017		FY 2016
North America	$25,996	38.4%	$20,597	36.8%	$23,506	35.4%
Asia/Pacific	10,794	33.1%	9,630	34.4%	8,212	33.4%
Europe	18,071	33.6%	14,418	32.5%	13,541	30.3%
Latin America	3,602	39.5%	3,250	38.0%	2,397	37.8%
Other(1)	(3,381)		(4,012)		(2,821)
Total	$55,082	33.7%	$43,883	32.1%	$44,835	31.6%

(1)	Other primarily includes net sales not allocated to a specific geographical region, unabsorbed value-add costs and other unallocated expenses.

We sell our products to customers in diversified industries and perform periodic credit evaluations of our customers’ financial condition. Terms are generally on open account, payable net 30 days in North America, and vary throughout Asia/Pacific, Europe and Latin America. Estimates of credit losses are recorded in the financial statements based on monthly reviews of outstanding accounts.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) increased during fiscal 2018 to $51.7 million from $49.9 million during fiscal 2017. SG&A as a percentage of sales decreased to 31.7% during fiscal 2018 as compared to 36.4% during fiscal 2017. The increase in expense was due to higher compensation and other expenses mostly related to the increase in net sales as well as higher research and development costs and other incremental expenses to support our growth strategies in Richardson Healthcare. During the second quarter of fiscal 2017, the Company had a $1.3 million charge for severance expense related to a reduction in workforce.

Selling, general and administrative expenses (“SG&A”) decreased during fiscal 2017 to $49.9 million from $51.6 million during fiscal 2016. SG&A as a percentage of sales remained flat at 36.4% during fiscal 2017 as compared to fiscal 2016. The decrease was due to lower salaries and incentive compensation expenses from workforce reductions, and a reduction of IT expenses compared to fiscal 2016, mostly offset by $1.3 million of severance expense related to a reduction in workforce during the second quarter of fiscal 2017. In addition, research and development expenses for Richardson Healthcare increased by $0.5 million.

Other Income/Expense

Other income/expense was income of $0.2 million during fiscal 2018, compared to expense of $0.4 million during fiscal 2017. Fiscal 2018 included $0.4 million of investment income, partially offset by $0.2 million of foreign exchange losses. Fiscal 2017 included $0.2 million of investment income, offset by $0.6 million of foreign exchange losses. Our foreign exchange gains and losses are primarily due to the translation of U.S. dollars held in non-U.S. entities. We currently do not utilize derivative instruments to manage our exposure to foreign currency.

Income Tax Provision

Our income tax provision from continuing operations during fiscal year 2018, 2017 and 2016 was $1.5 million, $0.8 million and $0.5 million, respectively. The effective income tax rates from continuing operations during fiscal 2018, 2017 and 2016 were 39.7%, (13.3)% and (8.8)%, respectively. The difference between the effective tax rates as compared to the U.S. federal statutory rate of 29.2% during 2018 and 34% during 2017 and 2016 is primarily driven by the impact of recording a valuation allowance against all of our U.S. state and federal net deferred tax assets, repatriation of foreign earnings, changes in our geographical distribution of income (loss) and our recording of uncertain tax positions with respect to ASC 740-30, Income Taxes - Other Considerations or Special Areas (“ASC 740-30”).

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

The tax impact recorded for the Act for fiscal 2018 is provisional as outlined below and may change. The Company completed a preliminary assessment of earnings that could be repatriated based on reinvestment needs of non-U.S. operations and earnings available for repatriation. The estimated withholding tax that would be incurred from the repatriation of those earnings was included in fiscal 2018 provisional income tax expense. The Company continues to analyze the provisions of the Act addressing the net deferred tax asset remeasurement and its calculations, the deemed earnings repatriation, including the determination of undistributed non-U.S. earnings, and evaluate potential Company actions. In addition, the Company continues to monitor potential legislative action and regulatory interpretations of the Act.

Based on the effective date of certain provisions, the Company will be subject to additional requirements of the Act beginning in fiscal 2019. Those provisions include a tax on global intangible low-taxed income (GILTI), a tax determined by base erosion and anti-avoidance tax (BEAT) related to certain payments between a U.S. corporation and foreign related entities, a limitation of certain executive compensation, a deduction for foreign derived intangible income (FDII) and interest expense limitations. The Company has not completed its analysis of those provisions and the estimated impact. The Company also has not determined its accounting policy to treat the taxes due on GILTI as a period cost or include in the determination of deferred taxes.

In December 2017, the SEC issued Staff Accounting Bulletin No. 118 that allows for a measurement period up to one year after the enactment date of the Act to complete the accounting requirements. The Company will complete the adjustments related to the Act within the allowed period.

As of June 2, 2018, we had approximately $3.4 million of net deferred tax assets related to federal net operating loss (“NOL”) carryforwards, compared to $4.2 million as of May 27, 2017. Net deferred tax assets related to domestic state NOL carryforwards amounted to approximately $3.9 million as of June 2, 2018, compared to $3.0 million as of May 27, 2017. Net deferred tax assets related to foreign NOL carryforwards as of June 2, 2018 totaled approximately $0.6 million with various or indefinite expiration dates. The amount of net deferred tax assets related to foreign NOL carryforwards was $0.7 million as of May 27, 2017. We also have a domestic net deferred tax asset of $0.5 million of foreign tax credit carryforwards as of June 2, 2018, compared to $3.8 million as of May 27, 2017. The changes in balances from prior year are generally due to the transition tax that was part of the Tax Cuts and Jobs Act for which the deemed inclusion on foreign earnings utilized most of the foreign tax credit carryforwards available. We do not have any alternative minimum tax credit carryforward as of June 2, 2018.

We have historically determined that undistributed earnings of our foreign subsidiaries, to the extent of cash available, will be repatriated to the U.S. We repatriated $21.2 million of foreign cash to our U.S. parent company in fiscal 2018, $17.7 million from our Hong Kong entity and the remainder from our entities in Singapore, Italy and Taiwan. Due to the deemed repatriation tax, the untaxed outside basis difference for which the historic balance has primarily related has been reduced. The deferred tax liability on the outside basis difference is now primarily withholding tax on future dividend distributions. Accordingly, we have reduced the deferred tax liability from $5.7 million in fiscal 2017 to be $0.3 million in fiscal 2018 on foreign earnings of $28.6 million.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant component of objective evidence evaluated was the cumulative income or loss incurred in each jurisdiction over the three-year period ended June 2, 2018. Such objective evidence limits the ability to consider subjective evidence such as future income projections. We considered other positive evidence in determining the need for a valuation allowance in the U.S. including the repatriation of foreign earnings which we do not consider permanently reinvested in certain of our foreign subsidiaries. The weight of this positive evidence is not sufficient to outweigh other negative evidence in evaluating our need for a valuation allowance in the U.S. jurisdiction.

As of June 2, 2018, a valuation allowance of $9.1 million has been established to record only the portion of the deferred tax asset that will more likely than not be realized. There has been an increase in the valuation allowance from May 27, 2017 in the amount of $0.6 million. The valuation allowance relates to deferred tax assets in foreign jurisdictions where historical taxable losses have been incurred. We also recorded a valuation allowance for all domestic federal and state net deferred tax assets considering the significant cumulative losses in the U.S. jurisdiction, the reversal of the deferred tax liability for foreign earnings and no forecast of additional U.S. income. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth.

Income taxes paid, including foreign estimated tax payments, were $0.5 million, $0.4 million and $0.7 million, during fiscal 2018, 2017 and 2016, respectively.

In the normal course of business, we are subject to examination by taxing authorities throughout the world. Generally, years prior to fiscal 2010 are closed for examination under the statute of limitation for U.S. federal, U.S. state and local or non-U.S. tax jurisdictions. We are currently under examination in Thailand (fiscal 2008 through 2011). We are also under examination in the state of Illinois for fiscal years 2014 and 2015. Our primary foreign tax jurisdictions are Germany and the Netherlands. We have tax years open in Germany beginning in fiscal 2015 and the Netherlands beginning in fiscal 2012.

The uncertain tax positions from continuing operations as of June 2, 2018 and May 27, 2017 were $0.1 million and $0.0 million, respectively. We record penalties and interest related to uncertain tax positions in the income tax expense line item within the consolidated statements of comprehensive income (loss). Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheets. We have not recorded a liability for interest and penalties as of June 2, 2018 or May 27, 2017. It is not expected that there will be a change in the unrecognized tax benefits due to the expiration of various statutes of limitations within the next 12 months.

On September 12, 2017, the Company received an income tax refund from the State of Illinois of approximately $2.0 million, which included interest earned. The refund was a result of the conclusion of the Illinois amended return related to the sale of the RF, Wireless and Power Division (“RFPD”) in 2011. A net benefit of $1.5 million, which included $0.5 million of professional fee costs incurred to pursue the refund, was recognized in the second quarter of fiscal 2018 in discontinued operations.

Discontinued Operations

On September 12, 2017, the Company received an income tax refund from the State of Illinois of approximately $2.0 million, which included interest earned. The refund was a result of the conclusion of the Illinois amended return related to the sale of the RF, Wireless and Power Division in 2011. A net benefit of $1.5 million, which included $0.5 million of professional fee costs incurred to pursue the refund, was recognized in the second quarter of fiscal 2018 in discontinued operations. Refer to Note 5 “Discontinued Operations” of the notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

Liquidity, Financial Position and Capital Resources

Our operations and cash needs have been primarily financed through income from operations and cash on hand.

Cash and cash equivalents were $60.5 million at June 2, 2018. Cash and cash equivalents at June 2, 2018, consisted of $26.5 million in North America, $20.2 million in Europe, $1.0 million in Latin America and $12.8 million in Asia/Pacific. We repatriated $21.2 million of foreign cash to our U.S. parent company in fiscal 2018, $17.7 million from our Hong Kong entity and the remainder from our entities in Singapore, Italy and Taiwan.

Cash and cash equivalents were $55.4 million at May 27, 2017. Investments including CDs and time deposits classified as short-term investments were $6.4 million, and long-term investments were $2.4 million including equity securities of $0.6 million. Cash and investments at May 27, 2017, consisted of $16.3 million in North America, $15.5 million in Europe, $1.5 million in Latin America and $30.9 million in Asia/Pacific. During the first quarter of fiscal 2017, we completed a cash repatriation of $11.3 million, which included a return of capital and dividend from our Chinese entity to our U.S. parent company.

We believe that the existing sources of liquidity, including current cash, will provide sufficient resources to meet known capital requirements and working capital needs through the next twelve months.

Cash Flows from Operating Activities

Positive cash flow from operating activities primarily resulted from our net income, adjusted for non-cash items and changes in our operating assets and liabilities.

Operating activities provided $3.0 million of cash during fiscal 2018. We had net income of $3.8 million during fiscal 2018, which included non-cash stock-based compensation expense of $0.5 million associated with the issuance of stock option awards and restricted stock awards, $0.8 million of inventory provisions and depreciation and amortization expense of $3.0 million associated with our property and equipment as well as amortization of our intangible assets. Changes in our operating assets and liabilities resulted in a use of cash of $5.0 million during fiscal 2018, primarily due to the increase in inventories of $8.2 million, the increase in accounts receivable of $1.8 million and the increase in prepaid expenses and other assets of $0.6 million. These uses of cash were partially offset by the increase in our accounts payable of $3.5 million and the increase in accrued liabilities of $1.9 million. The inventory increase was due to the ongoing growth of our RF and power technologies business, increase in raw material and work in process supporting the semiconductor capital equipment market and growth in supplying replacement systems and parts to the Healthcare market. The increase in accounts receivable was primarily due to the increase in sales. The increase in accounts payable was primarily due to an increase in our accrual for inventory in transit from vendors as well as timing of payments for some of our larger vendors for both inventory and services. The increase in accrued liabilities was primarily due to higher compensation accruals mostly related to the increase in net sales.

Operating activities provided $1.8 million of cash during fiscal 2017. We had net loss of $6.9 million during fiscal 2017, which included non-cash stock-based compensation expense of $0.4 million associated with the issuance of stock option awards, $0.5 million of inventory provisions and depreciation and amortization expense of $2.7 million associated with our property and equipment as well as amortization of our intangible assets. Changes in our operating assets and liabilities was $5.4 million during fiscal 2017, due primarily to the decrease in accounts receivable of $4.2 million, the decrease in inventories of $2.4 million, the increase in our accounts payable of $1.0 million, partially offset by the decrease in accrued liabilities of $0.7 million and the increase in prepaid expenses and other assets of $1.3 million. The decrease in, or cash provided by, our inventory was primarily due to key supply chain efforts to reduce and manage inventory levels. The decrease in accounts receivable was primarily due to the collection of a large receivable during the first quarter of fiscal 2017 that was invoiced during the fourth quarter of fiscal 2016. The increase in accounts payable was primarily due to an increase in our accrual for inventory in transit from vendors. The decrease in accrued liabilities was primarily due to a reduction in incentive accruals and an asset retirement obligation in France. The increase in prepaid expenses and other assets was due to investments in our Healthcare segment and other receivables with a supplier and for the sale of assets.

Cash Flows from Investing Activities

The cash flow from investing activities consisted primarily of purchases and maturities of investments and capital expenditures.

Cash provided by investing activities of $4.2 million during fiscal 2018 included proceeds from the maturities of investments of $12.3 million, partially offset by the purchases of investments of $3.9 million and $5.2 million in capital expenditures. Capital expenditures relate primarily to our Healthcare growth initiative, a new roof for part of our warehouse and capital used for our IT system.

Cash used in investing activities of $3.8 million during fiscal 2017, which included proceeds from the maturities of investments of $3.6 million, offset by the purchases of investments of $2.2 million and $5.2 million in capital expenditures. Capital expenditures relates primarily to our Healthcare growth initiatives and capital equipment and software for our new IT system.

Our purchases and proceeds from investments consist of time deposits and CDs. Purchasing of future investments may vary from period to period due to interest and foreign currency exchange rates.

Cash Flows from Financing Activities

The cash flow from financing activities primarily consists of cash dividends paid.

Cash used in financing activities of $3.0 million during fiscal 2018 resulted primarily from cash used to pay dividends.

Cash used in financing activities during fiscal 2017 was $3.0 million for dividend payments.

All future payments of dividends are at the discretion of the Board of Directors. Dividend payments will depend on earnings, capital requirements, operating conditions and such other factors that the Board may deem relevant.

Contractual Obligations

Contractual obligations by expiration period are presented in the table below as of June 2, 2018 (in thousands):

	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years	Total
Lease obligations(1)	$1,629	$2,066	$19	$76	$3,790

(1)	Lease obligations are related to certain warehouse and office facilities under non-cancelable operating leases.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with United States Generally Accepted Accounting Principles (“GAAP”) requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management continuously evaluates its critical accounting policies and estimates, including the allowance for doubtful accounts, revenue recognition, inventory obsolescence, goodwill and other intangible assets, loss contingencies and income taxes. Management bases the estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances, however, actual results could differ from those estimates.

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

Allowance for Doubtful Accounts

Our allowance for doubtful accounts includes estimated losses that result from uncollectible receivables. The estimates are influenced by the following: continuing credit evaluation of customers’ financial conditions; aging of receivables, individually and in the aggregate; a large number of customers which are widely dispersed across geographic areas; and collectability and delinquency history by geographic area. Significant changes in one or more of these considerations may require adjustments affecting net income and net carrying value of accounts receivable. The allowance for doubtful accounts was approximately $0.3 million as of June 2, 2018 and $0.4 million as of May 27, 2017.

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

Inventories, net

Our consolidated inventories are stated at the lower of cost and net realizable value, generally using a weighted-average cost method. Our net inventories include approximately $42.6 million of finished goods, $5.7 million of raw materials and $2.4 million of work-in-progress as of June 2, 2018, as compared to approximately $36.0 million of finished goods, $5.3 million of raw materials and $1.4 million of work-in-progress as of May 27, 2017. The inventory reserve as of June 2, 2018 was $4.0 million compared to $3.5 million as of May 27, 2017.

At this time, we do not anticipate any material risks or uncertainties related to possible future inventory write-downs. Provisions for obsolete or slow moving inventories are recorded based upon regular analysis of stock rotation privileges, obsolescence, the exiting of certain markets and assumptions about future demand and market conditions. If future demand changes in an industry or market conditions differ from management’s estimates, additional provisions may be necessary.

We recorded provisions to our inventory reserves of $0.8 million, $0.5 million and $0.7 million during fiscal 2018, 2017 and 2016, respectively, which were included in cost of sales. The provisions were primarily for obsolete and slow moving parts. The parts were written down to estimated realizable value.

Goodwill and Intangible Assets

There was $6.3 million of goodwill reported on our balance sheet at both June 2, 2018 and May 27, 2017. The goodwill balance in its entirety relates to our IMES reporting unit that is included in the Healthcare segment.

We test goodwill for impairment annually and whenever events or circumstances indicate an impairment may have occurred, such as a significant adverse change in the business climate, loss of key personnel or a decision to sell or dispose of a reporting unit.

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-04 (“ASU 2017-04”), Simplifying the Test for Goodwill Impairment. ASU 2017-04 eliminates step 2 from the goodwill impairment test as defined in ASU 2011-08. As amended, the goodwill impairment test will consist of one-step comparing the fair value of a reporting unit with its carrying amount. An entity should recognize a goodwill impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. An entity may still perform the optional qualitative assessment for a reporting unit to determine if it is more likely than not that goodwill is impaired. ASU 2017-04 will be effective for fiscal years and interim periods beginning after December 15, 2019. ASU 2017-04 is required to be applied prospectively and early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company elected to early adopt ASU 2017-04 for our fiscal 2018 annual impairment test.

During the fourth quarter of each fiscal year, our goodwill balances are reviewed for impairment using the first day of our fourth quarter as the measurement date. If after reviewing the totality of events or circumstances, we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then we test for impairment through the application of a fair value based test. After reviewing the totality of events or circumstances as provided in ASU 2011-08, we determined that it was more likely than not that the fair value for the IMES reporting unit was less than its carrying value. Accordingly, we performed the quantitative impairment test using the income method, which is based on a discounted future cash flow approach that uses the significant assumptions of projected revenue, projected operational profit, terminal growth rates and the cost of capital. The Company used a weighted average cost of capital of 19% for these cash flows. The Guideline Public Company Method was also included in the goodwill impairment study.

The Company engaged a third party to assist with the goodwill impairment testing. Management concluded that the results of our goodwill impairment test as of March 4, 2018 indicated that the value of goodwill attributed to our IMES reporting unit was not impaired due to its fair value exceeded its carrying value. In the three years since the acquisition, the Company has made significant investments in the IMES business, including capital expenditures and inventory, that are expected to increase IMES’ product offerings and result in increased future sales, operating profits and cash flows.

Although we believe our projected future operating results and cash flows and related estimates regarding fair values were based on reasonable assumptions, historically, projected operating results and cash flows have not always been achieved. As of the first day of our fourth quarter, we determined that our IMES reporting unit had an estimated fair value in excess of its carrying value of at least 8.0%. Factors considered were the historical performance of the reporting unit, forecasted financials for the following ten years and comparable publically held companies. Management’s projections used to estimate cash flows included increasing sales volumes from new product offerings, expanded sales into new geographies, and operational improvements designed to reduce costs. While all product lines are expected to grow, new product offerings are the largest component of the sales growth with more than 50% of future sales projected to be from new product offerings.

Changes in any of the significant assumptions used, including if the Company does not successfully achieve its operating plan, which is largely dependent on sales from new product offerings, can materially affect the expected cash flows, and such impacts could result in a material non-cash impairment charge of goodwill and other long lived assets.

Potential events or changes in circumstances that could reasonably be expected to negatively affect key assumptions are deterioration in general market conditions or the environment in which the reporting unit or entity operates, an increased competitive environment in which the reporting unit or entity operates or other relevant entity-specific events such as market acceptance of our new CT tubes and other new product offerings, approvals to sell in foreign markets, and changes in management or key personnel.

Intangible assets are initially recorded at their fair market values determined on quoted market prices in active markets, if available, or recognized valuation models. Intangible assets that have finite useful lives are amortized over their useful lives either on a straight-line basis or over their projected future cash flows and are tested for impairment when events or changes in circumstances occur that indicate possible impairment. Our intangible assets represent the fair value for trade name, customer relationships, non-compete agreements and technology acquired in connection with the acquisition.

 Long-Lived Assets

We review property and equipment, definite-lived intangible assets and other long-lived assets for impairment whenever adverse events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable.

If adverse events do occur, our impairment review is based on an undiscounted cash flow analysis at the lowest level at which cash flows of the long-lived assets are largely independent of other groups of our assets and liabilities. This analysis requires management judgment with respect to changes in technology, the continued success of product lines and future volume, revenue and expense growth rates. We conduct annual reviews for idle and underutilized equipment and review business plans for possible impairment. Impairment occurs when the carrying value of the assets exceeds the future undiscounted cash flows expected to be earned by the use of the asset or asset group. When impairment is indicated, the estimated future cash flows are then discounted to determine the estimated fair value of the asset or asset group and an impairment charge is recorded for the difference between the carrying value and the estimated fair value.

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

New Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers, which amends guidance for revenue recognition. ASU 2014-09 is principles based guidance that can be applied to all contracts with customers, enhancing comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. The core principle of the guidance is that entities should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The guidance details the steps entities should apply to achieve the core principle. In August 2015, the FASB issued an amendment to defer the effective date for all entities by one year. For public entities, ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted as of annual reporting periods beginning after December 15, 2016. Companies have the option of using either a full or modified retrospective approach in applying this standard. During fiscal 2016 and 2017, the FASB issued four additional updates which further clarify the guidance provided in ASU 2014-09. We have undertaken a detailed analysis of our various contracts with customers and revenue streams, including engaging a third party to assist management in evaluating the impact of this new standard on our consolidated financial statements and related disclosures. The Company’s management has elected to adopt the amendments in ASU 2014-09 on a modified retrospective basis; whereas any cumulative effect of adopting this guidance will be recognized as an adjustment to its opening balance of retained earnings. Prior periods will not be retrospectively adjusted. The Company does not expect the implementation of ASU 2014-09 and the related amendments to have a material impact on the timing, amount or characterization of revenue recognized by the Company. For most of our revenue, we will continue to recognize revenue when title to the goods transfers to the customer, as this is generally when control transfers to the customer. While we expect the impact of these new standards will be immaterial to our financial statements, upon adoption, we will include the expanded disclosures required by the new standards.

Pursuant to the Company’s adoption of the standard it anticipates expanding its disclosures in the consolidated financial statements for revenue recognition, assets and liabilities relating to contracts with customers, the nature of the Company’s performance obligations and the manner by which the Company determines and allocates transaction prices and variable consideration to its performance obligations and the significant judgments inherent in its revenue recognition policies.

In July 2015, the FASB issued ASU No. 2015-11 (“ASU 2015-11”), Simplifying the Measurement of Inventory. ASU 2015-11 requires inventory within the scope of the ASU (e.g., first-in, first-out (“FIFO”) or average cost) to be measured using the lower of cost and net realizable value. Inventory excluded from the scope of the ASU (i.e., last-in, first-out (“LIFO”) or the retail inventory method) will continue to be measured at the lower of cost or market. The ASU also amends some of the other guidance in Topic 330, “Inventory,” to more clearly articulate the requirements for the measurement and disclosure of inventory. However, those amendments are not intended to result in any changes to current practice. ASU 2015-11 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company adopted ASU 2015-11 in fiscal 2018 and there was no material impact on the Company’s consolidated financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09 (“ASU 2016-09”), Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, a new accounting standard update intended to simplify several aspects of the accounting for share-based payment transactions including: income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. Specifically, the ASU 2016-09 requires that excess tax benefits and tax deficiencies (the difference between the deduction for tax purposes and the compensation cost recognized for financial reporting purposes) be recognized as income tax expense or benefit in the consolidated statements of comprehensive income (loss), introducing a new element of volatility to the provision for income taxes. This update is effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The Company adopted ASU 2016-09 on May 28, 2017. Effective with the adoption of the ASU all share-based awards continue to be accounted for as equity awards, excess tax benefits recognized on stock-based compensation expense are reflected in the consolidated statements of comprehensive income (loss) as a component of the provision for income taxes on a prospective basis, excess tax benefits recognized on stock-based compensation expense are classified as an operating activity in the consolidated statements of cash flows on a prospective basis and the Company has elected to continue to estimate expected forfeitures over the course of a vesting period.  The adoption of ASU 2016-09 had no impact on the retained earnings, other components of equity or net assets as of the beginning of the period of adoption.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 introduces a new forward-looking approach, based on expected losses, to estimate credit losses on certain types of financial instruments, including trade receivables. The estimate of expected credit losses will require entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. This ASU also expands the disclosure requirements to enable users of financial statements to understand the entity’s assumptions, models and methods for estimating expected credit losses. For public business entities, ASU 2016-13 is effective for annual and interim reporting periods beginning after December 15, 2019, and the guidance is to be applied using the modified-retrospective approach. Earlier adoption is permitted for annual and interim reporting periods beginning after December 15, 2018. The Company is currently in the process of evaluating the impact of adoption on its consolidated financial statements.

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

In January 2017, the FASB issued ASU No. 2017-04 (“ASU 2017-04”), Simplifying the Test for Goodwill Impairment. ASU 2017-04 eliminates step 2 from the goodwill impairment test. As amended, the goodwill impairment test will consist of one-step comparing the fair value of a reporting unit with its carrying amount. An entity should recognize a goodwill impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. An entity may still perform the optional qualitative assessment for a reporting unit to determine if it is more likely than not that goodwill is impaired. ASU 2017-04 will be effective for fiscal years and interim periods beginning after December 15, 2019. ASU 2017-04 is required to be applied prospectively and early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company elected to early adopt ASU 2017-04 for our fiscal 2018 annual impairment test.

In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The guidance permits entities to reclassify tax effects stranded in Accumulated Other Comprehensive Income as a result of tax reform to retained earnings. This new guidance is effective for annual and interim periods in fiscal years beginning after December 15, 2018. Early adoption is permitted in annual and interim periods and can be applied retrospectively or in the period of adoption. The Company is currently in the process of evaluating the impact of adoption on its consolidated financial statements.

In May 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, regarding the accounting implications of the recently issued Tax Cuts and Jobs Act (the “Act”). This standard is effective immediately. The update clarifies that in a company’s financial statements that include the reporting period in which the Act was enacted, the company must first reflect the income tax effects of the Act in which the accounting under GAAP is complete. These amounts would not be provisional amounts. The company would also report provisional amounts for those specific income tax effects for which the accounting under GAAP is incomplete but a reasonable estimate can be determined. The Company has recorded a provisional amount which it believes is a reasonable estimate of the effects of the Act on the Company’s financial statements as of June 2, 2018. Technical corrections or other forthcoming guidance could change how the Company interprets provisions of the Act, which may impact its effective tax rate and could affect its deferred tax assets, tax positions and/or its tax liabilities.

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

Our foreign denominated assets and liabilities are cash and cash equivalents, accounts receivable, inventory, accounts payable and intercompany receivables and payables, as we conduct business in countries of the European Union, Asia/Pacific and, to a lesser extent, Canada and Latin America. We do manage foreign exchange exposures by using currency clauses in certain sales contracts and we also have local debt to offset asset exposures. We have not used any derivative instruments nor entered into any forward contracts in fiscal 2018, fiscal 2017 or fiscal 2016.

Had the U.S. dollar changed unfavorably 10% against various foreign currencies, foreign denominated net sales would have been lower by an estimated $10.4 million during fiscal 2018, an estimated $9.1 million during fiscal 2017 and an estimated $9.9 million during fiscal 2016. Total assets would have declined by an estimated $5.6 million as of the fiscal year ended June 2, 2018 and an estimated $5.2 million as of the fiscal year ended May 27, 2017, while the total liabilities would have decreased by an estimated $1.0 million as of the fiscal year ended June 2, 2018 and an estimated $0.9 million as of the fiscal year ended May 27, 2017.

The interpretation and analysis of these disclosures should not be considered in isolation since such variances in exchange rates would likely influence other economic factors. Such factors, which are not readily quantifiable, would likely also affect our operations.

ITEM 8. Financial Statements and Supplementary Data

Richardson Electronics, Ltd.

Audited Consolidated Balance Sheets

(in thousands, except per share amounts)

	June 2, 2018	May 27, 2017
Assets
Current assets:
Cash and cash equivalents	$60,465	$55,327
Accounts receivable, less allowance of $309 and $398, respectively	22,892	20,782
Inventories, net	50,720	42,749
Prepaid expenses and other assets	3,747	3,070
Investments - current	—	6,429
Total current assets	137,824	128,357
Non-current assets:
Property, plant and equipment, net	18,232	15,813
Goodwill	6,332	6,332
Intangible assets, net	3,014	3,441
Non-current deferred income taxes	927	1,102
Investments - non-current	—	2,419
Total non-current assets	28,505	29,107
Total assets	$166,329	$157,464
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$19,603	$15,933
Accrued liabilities	10,343	8,311
Total current liabilities	29,946	24,244
Non-current liabilities:
Non-current deferred income tax liabilities	281	158
Other non-current liabilities	921	735
Total non-current liabilities	1,202	893
Total liabilities	31,148	25,137
Stockholders’ equity
Common stock, $0.05 par value; issued and outstanding 10,806 shares at June 2, 2018 and 10,712 shares at May 27, 2017	540	535
Class B common stock, convertible, $0.05 par value; issued and outstanding 2,137 shares at June 2, 2018 and May 27, 2017	107	107
Preferred stock, $1.00 par value, no shares issued	—	—
Additional paid-in-capital	60,061	59,436
Common stock in treasury, at cost, no shares at June 2, 2018 and at May 27, 2017	—	—
Retained earnings	70,107	69,333
Accumulated other comprehensive income	4,366	2,916
Total stockholders’ equity	135,181	132,327
Total liabilities and stockholders’ equity	$166,329	$157,464

Richardson Electronics, Ltd.

Audited Consolidated Statements of Comprehensive Income (Loss)

(in thousands, except per share amounts)

	Fiscal Year Ended
	June 2, 2018	May 27, 2017	May 28, 2016
Statements of Comprehensive Income (Loss)
Net sales	$163,212	$136,872	$142,016
Cost of sales	108,130	92,989	97,181
Gross profit	55,082	43,883	44,835
Selling, general and administrative expenses	51,729	49,854	51,632
Gain on disposal of business	—	(209)	—
Gain on disposal of assets	(276)	—	(244)
Operating income (loss)	3,629	(5,762)	(6,553)
Other (income) expense:
Investment/interest income	(432)	(234)	(562)
Foreign exchange loss	224	612	212
Other, net	(23)	(24)	17
Total other (income) expense	(231)	354	(333)
Income (loss) from continuing operations before income taxes	3,860	(6,116)	(6,220)
Income tax provision	1,534	812	546
Income (loss) from continuing operations	2,326	(6,928)	(6,766)
Income from discontinued operations	1,496	—	—
Net income (loss)	3,822	(6,928)	(6,766)
Foreign currency translation gain (loss), net of tax	1,580	90	(759)
Fair value adjustments on investments gain (loss)	(130)	54	(44)
Comprehensive income (loss)	$5,272	$(6,784)	$(7,569)
Net income (loss) per Common share - Basic:
Income (loss) from continuing operations	$0.18	$(0.55)	$(0.53)
Income from discontinued operations	0.12	—	—
Total net income (loss) per Common share - Basic:	$0.30	$(0.55)	$(0.53)
Net income (loss) per Class B common share - Basic:
Income (loss) from continuing operations	$0.16	$(0.49)	$(0.47)
Income from discontinued operations	0.11	—	—
Total net income (loss) per Class B common share - Basic:	$0.27	$(0.49)	$(0.47)
Net income (loss) per Common share - Diluted:
Income (loss) from continuing operations	$0.18	$(0.55)	$(0.53)
Income from discontinued operations	0.12	—	—
Total income (loss) per Common share - Diluted:	$0.30	$(0.55)	$(0.53)
Net income (loss) per Class B common share - Diluted:
Income (loss) from continuing operations	$0.16	$(0.49)	$(0.47)
Income from discontinued operations	0.11	—	—
Total net income (loss) per Class B common share - Diluted:	$0.27	$(0.49)	$(0.47)
Weighted average number of shares:
Common shares - Basic	10,765	10,705	10,908
Class B common shares - Basic	2,137	2,140	2,141
Common shares - Diluted	10,824	10,705	10,908
Class B common shares - Diluted	2,137	2,140	2,141
Dividends per common share	$0.240	$0.240	$0.240
Dividends per Class B common share	$0.220	$0.220	$0.220

Richardson Electronics, Ltd.

Audited Consolidated Statements of Cash Flows

(in thousands)

	Fiscal Year Ended
	June 2, 2018	May 27, 2017	May 28, 2016
Operating activities:
Net income (loss)	$3,822	$(6,928)	$(6,766)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	2,993	2,740	2,381
Inventory provisions	773	456	690
Loss (gain) on sale of investments	(183)	(6)	1
Gain on disposal of business	—	(209)	—
Gain on disposal of assets	(276)	—	(244)
Share-based compensation expense	533	437	548
Deferred income taxes	319	(55)	201
Change in assets and liabilities, net of effect of acquired business:
Accounts receivable	(1,764)	4,167	(3,521)
Income tax receivable	—	17	912
Inventories	(8,247)	2,408	(5,865)
Prepaid expenses and other assets	(627)	(1,318)	(16)
Accounts payable	3,457	1,037	(899)
Accrued liabilities	1,906	(699)	(1,027)
Long-term liabilities-accrued pension	—	(249)	(465)
Other	246	11	486
Net cash provided by (used in) operating activities	2,952	1,809	(13,584)
Investing activities:
Cash consideration paid for acquired business	—	—	(12,209)
Capital expenditures	(5,239)	(5,221)	(4,813)
Proceeds from sale of assets	374	—	402
Proceeds from maturity of investments	12,315	3,582	27,026
Purchases of investments	(3,943)	(2,136)	(2,151)
Proceeds from sales of available-for-sale securities	913	306	268
Purchases of available-for-sale securities	(265)	(306)	(268)
Other	(3)	(12)	(20)
Net cash provided by (used in) investing activities	4,152	(3,787)	8,235
Financing activities:
Repurchase of common stock	—	—	(5,015)
Proceeds from issuance of common stock	97	30	142
Cash dividends paid	(3,048)	(3,031)	(3,079)
Other	—	—	(4)
Net cash used in financing activities	(2,951)	(3,001)	(7,956)
Effect of exchange rate changes on cash and cash equivalents	985	(148)	(776)
Increase (decrease) in cash and cash equivalents	5,138	(5,127)	(14,081)
Cash and cash equivalents at beginning of period	55,327	60,454	74,535
Cash and cash equivalents at end of period	$60,465	$55,327	$60,454
Supplemental Disclosure of Cash Flow Information:
Cash paid during the fiscal year for:
Income taxes	474	362	715

Richardson Electronics, Ltd.

Audited Consolidated Statements of Stockholders’ Equity

(in thousands, except per share amounts)

	Common	Class B Common	Par Value	Additional Paid In Capital	Common Stock in Treasury	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance May 30, 2015:	11,530	2,141	$684	$63,252	$—	$89,141	$3,575	$156,652
Comprehensive loss
Net loss	—	—	—	—	—	(6,766)	—	(6,766)
Foreign currency translation	—	—	—	—	—	—	(759)	(759)
Fair value adjustments on investments	—	—	—	—	—	—	(44)	(44)
Share-based compensation:
Stock options	—	—	—	548	—	—	—	548
Common stock:
Options exercised	28	—	1	141	—	—	—	142
Repurchase of common stock	—	—	—	—	(5,015)	—	—	(5,015)
Cancellation of treasury stock	(855)	—	(43)	(4,972)	5,015	—	—	—
Other	—	—	—	—	—	(4)	—	(4)
Dividends paid to:
Common ($0.24 per share)	—	—	—	—	—	(2,615)	—	(2,615)
Class B ($0.22 per share)	—	—	—	—	—	(464)	—	(464)
Balance May 28, 2016:	10,703	2,141	$642	$58,969	$—	$79,292	$2,772	$141,675
Comprehensive loss
Net loss	—	—	—	—	—	(6,928)	—	(6,928)
Foreign currency translation	—	—	—	—	—	—	90	90
Fair value adjustments on investments	—	—	—	—	—	—	54	54
Share-based compensation:
Stock options	—	—	—	437	—	—	—	437
Common stock:
Options exercised	5	—	—	30	—	—	—	30
Convert Class B to Common	4	(4)	—	—	—	—	—	—
Dividends paid to:
Common ($0.24 per share)	—	—	—	—	—	(2,567)	—	(2,567)
Class B ($0.22 per share)	—	—	—	—	—	(464)	—	(464)
Balance May 27, 2017:	10,712	2,137	$642	$59,436	$—	$69,333	$2,916	$132,327
Comprehensive income
Net income	—	—	—	—	—	3,822	—	3,822
Foreign currency translation	—	—	—	—	—	—	1,580	1,580
Fair value adjustments on investments	—	—	—	—	—	—	(130)	(130)
Share-based compensation:
Restricted stock	—	—	—	98	—	—	—	98
Stock options	—	—	—	435	—	—	—	435
Common stock:
Options exercised	16	—	1	96	—	—	—	97
Restricted stock issuance	78	—	4	(4)	—	—	—	—
Dividends paid to:
Common ($0.24 per share)	—	—	—	—	—	(2,586)	—	(2,586)
Class B ($0.22 per share)	—	—	—	—	—	(462)	—	(462)
Balance June 2, 2018:	10,806	2,137	$647	$60,061	$—	$70,107	$4,366	$135,181

Notes to Consolidated Financial Statements

(in thousands, except per share amounts)

1.	DESCRIPTION OF THE COMPANY

Richardson Electronics, Ltd. is a leading global provider of engineered solutions, power grid and microwave tubes and related consumables; power conversion and RF and microwave components; high value flat panel detector solutions, replacement parts, tubes and service training for diagnostic imaging equipment; and customized display solutions. We serve customers in the alternative energy, healthcare, aviation, broadcast, communications, industrial, marine, medical, military, scientific and semiconductor markets. The Company’s strategy is to provide specialized technical expertise and “engineered solutions” based on our core engineering and manufacturing capabilities. The Company provides solutions and adds value through design-in support, systems integration, prototype design and manufacturing, testing, logistics and aftermarket technical service and repair through its global infrastructure.

Our products include electron tubes and related components, microwave generators, subsystems used in semiconductor manufacturing and visual technology solutions. These products are used to control, switch or amplify electrical power signals, or are used as display devices in a variety of industrial, commercial, medical and communication applications.

We have three operating and reportable segments, which we define as follows:

Power and Microwave Technologies Group (“PMT”) combines our core engineered solutions, power grid and microwave tube business with new RF and power technologies. As a manufacturer and authorized distributor, PMT’s strategy is to provide specialized technical expertise and engineered solutions based on our core engineering and manufacturing capabilities. We provide solutions and add value through design-in support, systems integration, prototype design and manufacturing, testing, logistics and aftermarket technical service and repair—all through our existing global infrastructure. PMT’s focus is on products for power, RF and microwave applications for customers in alternative energy, aviation, broadcast, communications, industrial, marine, medical, military, scientific and semiconductor markets. PMT focuses on various applications including broadcast transmission, CO2 laser cutting, diagnostic imaging, dielectric and induction heating, high energy transfer, high voltage switching, plasma, power conversion, radar and radiation oncology. PMT also offers its customers technical services for both microwave and industrial equipment.

Canvys provides customized display solutions serving the corporate enterprise, financial, healthcare, industrial and medical original equipment manufacturers markets. Our engineers design, manufacture, source and support a full spectrum of solutions to match the needs of our customers. We offer long term availability and proven custom display solutions that include touch screens, protective panels, custom enclosures, all-in-ones, specialized cabinet finishes and application specific software packages and certification services. We partner with both private label manufacturing companies and leading branded hardware vendors to offer the highest quality display and touch solutions and customized computing platforms.

Healthcare manufactures, refurbishes and distributes high value replacement parts for the healthcare market including hospitals, medical centers, asset management companies, independent service organizations and multi-vendor service providers. Products include Diagnostic Imaging replacement parts for CT and MRI systems; replacement CT and MRI tubes; CT service training; MRI coils, cold heads and RF amplifiers; hydrogen thyratrons, klystrons, magnetrons; flat panel detector upgrades; and additional replacement solutions currently under development for the diagnostic imaging service market. Through a combination of newly developed products and partnerships, service offerings and training programs, we believe we can help our customers improve efficiency and deliver better clinical outcomes while lowering the cost of healthcare delivery.

We currently have operations in the following major geographic regions: North America, Asia/Pacific, Europe and Latin America.

Customer Concentration: No one customer represented more than 10 percent of our total accounts receivable balance as of June 2, 2018 or May 27, 2017. LAM Research Corporation individually accounted for 11 percent of the Company’s consolidated net sales in fiscal 2018. No other customer accounted for more than 10 percent of the Company’s consolidated net sales in fiscal 2018. No one customer accounted for more than 10 percent of the Company’s consolidated net sales in fiscal 2017.

Supplier Concentration: One of our suppliers represented 15 percent of our total cost of sales as of June 2, 2018 and 14 percent as of May 27, 2017. The amount owed to this supplier was approximately $1.9 million as of June 2, 2018 and $2.3 million as of May 27, 2017.

2.	BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP for all fiscal years presented.

The consolidated financial statements include our wholly owned subsidiaries. All intercompany transactions and account balances have been eliminated in consolidation.

Our fiscal year 2018 began on May 28, 2017 and ended on June 2, 2018, our fiscal year 2017 began on May 29, 2016 and ended on May 27, 2017 and our fiscal year 2016 began on May 31, 2015 and ended on May 28, 2016. Unless otherwise noted, all references to a particular year in this document shall mean our fiscal year.

3.	SIGNIFICANT ACCOUNTING POLICIES AND DISCLOSURES

Use of Estimates: The preparation of financial statements in conformity with GAAP requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management continuously evaluates its critical accounting policies and estimates, including the allowance for doubtful accounts, revenue recognition, inventory obsolescence, goodwill and other intangible assets, loss contingencies and income taxes. Management bases the estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances, however, actual results could differ from those estimates.

Fair Values of Financial Instruments: The fair values of financial instruments are determined based on quoted market prices and market interest rates as of the end of the reporting period. Our financial instruments include investments, accounts receivable, accounts payable and accrued liabilities. The fair values of these financial instruments approximate carrying values at June 2, 2018 and May 27, 2017.

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

Allowance for Doubtful Accounts: Our allowance for doubtful accounts includes estimated losses that result from uncollectible receivables. The estimates are influenced by the following: continuing credit evaluation of customers’ financial conditions; aging of receivables, individually and in the aggregate; a large number of customers which are widely dispersed across geographic areas; and collectability and delinquency history by geographic area. Significant changes in one or more of these considerations may require adjustments affecting net income and net carrying value of accounts receivable. The allowance for doubtful accounts was approximately $0.3 million as of June 2, 2018 and $0.4 million as of May 27, 2017.

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

Foreign Currency Translation: The functional currency is the local currency at all foreign locations, with the exception of Hong Kong, which the functional currency is the US dollar. Balance sheet items for our foreign entities, included in our consolidated balance sheets, are translated into U.S. dollars at end-of-period spot rates. Gains and losses resulting from translation of foreign subsidiary financial statements are credited or charged directly to accumulated other comprehensive income/(loss), a component of stockholders’ equity. Revenues and expenses are translated at the current rate on the date of the transaction. Gains and losses resulting from foreign currency transactions are included in income. Foreign exchange losses reflected in our consolidated statements of comprehensive income (loss) were a loss of $0.2 million during fiscal 2018, a loss of $0.6 million during fiscal 2017 and a loss of $0.2 million during fiscal 2016.

Shipping and Handling Fees and Costs: Shipping and handling costs billed to customers are reported as revenue and the related costs are reported as a component of cost of sales.

Inventories, net: Our consolidated inventories are stated at the lower of cost and net realizable value, generally using a weighted-average cost method. Our net inventories include approximately $42.6 million of finished goods, $5.7 million of raw materials and $2.4 million of work-in-progress as of June 2, 2018 as compared to approximately $36.0 million of finished goods, $5.3 million of raw materials and $1.4 million of work-in-progress as of May 27, 2017. The inventory reserve as of June 2, 2018 was $4.0 million compared to $3.5 million as of May 27, 2017.

Provisions for obsolete or slow moving inventories are recorded based upon regular analysis of stock rotation privileges, obsolescence, the exiting of certain markets and assumptions about future demand and market conditions. If future demand changes in the industry or market conditions differ from management’s estimates, additional provisions may be necessary.

We recorded provisions to our inventory reserves of $0.8 million, $0.5 million and $0.7 million during fiscal 2018, 2017 and 2016, respectively, which were included in cost of sales. The provisions were primarily for obsolete and slow moving parts. The parts were written down to estimated realizable value.

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

Investments: As of June 2, 2018, we had no investments. As of May 27, 2017, we have invested in time deposits and certificates of deposit (“CD”) in the amount of $8.2 million. Of this, $6.4 million mature in less than twelve months and $1.8 million mature in greater than twelve months.

We liquidated our investments in equity securities in fiscal 2018. Proceeds from the liquidation were $0.9 million with gross realized gains of $0.2 million for fiscal 2018. Prior to the liquidation of our investment in equity securities, our investments in equity securities were classified as available-for-sale and were carried at their fair value based on quoted market prices. Our investments, which were included in non-current assets, had a carrying amount of $0.6 million at May 27, 2017. Proceeds from the sale of securities were $0.3 million during fiscal 2017 and $0.3 million during fiscal 2016. Prior to liquidation of the equity securities, we reinvested proceeds from the sale of securities, and the cost of the equity securities sold was based on a specific identification method. Gross realized gains and losses on those sales were less than $0.1 million during fiscal 2017 and 2016. Net unrealized holding gain (loss) during fiscal 2017 and 2016 were less than $0.1 million and have been included in accumulated comprehensive loss during its respective fiscal year.

Discontinued Operations: On September 12, 2017, the Company received an income tax refund from the State of Illinois of approximately $2.0 million, which included interest earned. The refund was a result of the conclusion of the Illinois amended return related to the sale of the RF, Wireless and Power Division (“RFPD”) in 2011. A net benefit of $1.5 million, which included $0.5 million of professional fee costs incurred to pursue the refund, was recognized in the second quarter of fiscal 2018 in discontinued operations.

During fiscal 2017, the Company disposed of, by sale, the PACS Display business in the Healthcare segment. Based on our assessment of the criteria that must be met to qualify a disposal transaction as a discontinued operation set forth in Accounting Standards Update 2014-08, the disposal of the PACS Display business does not qualify as a discontinued operation.

Goodwill and Intangible Assets: We test goodwill for impairment annually and whenever events or circumstances indicate an impairment may have occurred, such as a significant adverse change in the business climate, loss of key personnel or a decision to sell or dispose of a reporting unit.

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-04 (“ASU 2017-04”), Simplifying the Test for Goodwill Impairment. ASU 2017-04 eliminates step 2 from the goodwill impairment test. As amended, the goodwill impairment test will consist of one-step comparing the fair value of a reporting unit with its carrying amount. An entity should recognize a goodwill impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. An entity may still perform the optional qualitative assessment for a reporting unit to determine if it is more likely than not that goodwill is impaired. ASU 2017-04 will be effective for fiscal years and interim periods beginning after December 15, 2019. ASU 2017-04 is required to be applied prospectively and early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company elected to early adopt ASU 2017-04 for our fiscal 2018 annual impairment test.

During the fourth quarter of each fiscal year, our goodwill balances are reviewed for impairment using the first day of our fourth quarter as the measurement date. If after reviewing the totality of events or circumstances, we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then we test for impairment through the application of a fair value based test. We estimate the fair value of each of our reporting units based on projected future operating results, market approach and discounted cash flows.

After reviewing the totality of events or circumstances as provided in FASB ASC 350-20-35, we determined that it was more likely than not that the fair value for the IMES reporting unit was less than its carrying value. Accordingly, the quantitative goodwill impairment test as described in FASB ASC 350-20-35 was performed. We performed the quantitative impairment test using the income method, which is based on a discounted future cash flow approach that uses the significant assumptions of projected revenue, projected operational profit, terminal growth rates and the cost of capital. Refer to Note 7 “Goodwill and Intangible Assets” of the notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

Intangible assets are initially recorded at their fair market values determined on quoted market prices in active markets, if available, or recognized valuation models. Intangible assets that have finite useful lives are amortized over their useful lives either on a straight-line basis or over their projected future cash flows and are tested for impairment when events or changes in circumstances occur that indicate possible impairment. Our intangible assets represent the fair value for trade name, customer relationships, non-compete agreements and technology acquired in connection with the acquisition.

Property, Plant and Equipment: Property, plant and equipment are stated at cost, net of accumulated depreciation. Improvements and replacements are capitalized while expenditures for maintenance and repairs are charged to expense as incurred. Provisions for depreciation are computed using the straight-line method over the estimated useful life of the asset. Depreciation expense was approximately $2.6 million, $2.4 million and $2.0 million during fiscal 2018, 2017 and 2016, respectively. Property, plant and equipment consist of the following (in thousands):

	June 2, 2018	May 27, 2017
Land and improvements	$1,301	$1,301
Buildings and improvements	21,673	19,885
Computer, communications equipment and software	9,652	8,551
Construction in progress	1,582	2,063
Machinery and other equipment	12,004	10,387
	$46,212	$42,187
Accumulated depreciation	(27,980)	(26,374)
Property, plant, and equipment, net	$18,232	$15,813

Construction in progress at June 2, 2018 includes $0.7 million related to our Healthcare growth initiatives. All projects are expected to be completed before the end of fiscal 2019.

Supplemental disclosure information of the estimated useful life of the assets:

Land improvements	10 years
Buildings and improvements	10 - 30 years
Computer and communications equipment	3 - 10 years
Machinery and other equipment	3 - 20 years

We review all property, plant and equipment for impairment when events or changes in circumstances occur which indicate a possible impairment may exist. We have concluded that our property, plant and equipment as of June 2, 2018 were not impaired.

Accrued Liabilities: Accrued liabilities consist of the following (in thousands):

	June 2, 2018	May 27, 2017
Compensation and payroll taxes	$3,449	$3,250
Accrued severance(1)	454	706
Professional fees	527	535
Deferred revenue	2,395	1,460
Other accrued expenses	3,518	2,360
Accrued Liabilities	$10,343	$8,311

(1)	In the second quarter of fiscal 2017, the Company executed a reduction in headcount to streamline operations and reduce costs and recorded $1.3 million of expense included in selling, general and administrative expenses for employee termination costs payable to terminated employees with employment and/or separation agreements with the Company. The changes in the severance accrual for fiscal 2018 included provisions and payments of $0.1 million and $0.3 million, respectively. The changes in the severance accrual for fiscal 2017 included provisions and payments of $1.3 million and $1.2 million, respectively.

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

Changes in the warranty reserve during fiscal 2018 and 2017 were as follows (in thousands):

Warranty Reserve
Balance at May 30, 2016	$210
Accruals for products sold	89
Utilization	(78)
Recovery	(115)
Balance at May 27, 2017	$106
Accruals for products sold	65
Utilization	(22)
Balance at June 2, 2018	$149

Other Non-Current Liabilities: Other non-current liabilities of $0.9 million at June 2, 2018 and $0.7 million at May 27, 2017, primarily represent employee-benefits obligations in various non-US locations.

Share-Based Compensation: We measure and recognize share-based compensation cost at fair value for all share-based payments, including stock options. We estimate fair value using the Black-Scholes option-pricing model, which requires assumptions such as expected volatility, risk-free interest rate, expected life and dividends. Compensation cost is recognized using a graded-vesting schedule over the applicable vesting period. Share-based compensation expense totaled approximately $0.5 million during fiscal 2018, $0.4 million during fiscal 2017 and $0.5 million during fiscal 2016.

Stock options granted generally vest over a period of five years and have contractual terms to exercise of 10 years. A summary of stock option activity is as follows (in thousands, except option prices and years):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options Outstanding at May 30, 2015	1,137	$10.35
Granted	122	5.88
Exercised	(28)	5.18
Forfeited	(105)	10.98
Cancelled	(107)	9.97
Options Outstanding at May 28, 2016	1,019	$9.93
Granted	190	6.90
Exercised	(5)	5.61
Forfeited	(43)	8.39
Cancelled	(88)	11.17
Options Outstanding at May 27, 2017	1,073	$9.38
Granted	200	6.08
Exercised	(16)	5.85
Forfeited	(11)	8.05
Cancelled	(51)	9.36
Options Outstanding at June 2, 2018	1,195	$8.89	5.8	$2,033
Options Vested at June 2, 2018	746	$9.87	4.5	$876

There were 16,000 stock options exercised during fiscal 2018, with cash received of $0.1 million. The total intrinsic value of options exercised totaled less than $0.1 million during fiscal 2018, fiscal 2017 and fiscal 2016. The weighted average fair value of stock option grants was $0.85 during fiscal 2018, $1.14 during fiscal 2017 and $1.21 during fiscal 2016. As of June 2, 2018, total unrecognized compensation costs related to unvested stock options was approximately $0.6 million, which is expected to be recognized over the remaining weighted average period of approximately three to four years. The total grant date fair value of stock options vested during fiscal 2018 was $0.4 million.

The fair value of stock options is estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Fiscal Year Ended
	June 2, 2018	May 27, 2017	May 28, 2016
Expected volatility	21.92%	25.41%	32.21%
Risk-free interest rate	2.22%	1.46%	1.78%
Expected lives (years)	6.31	6.50	6.50
Annual cash dividend	$0.24	$0.24	$0.24

The expected volatility assumptions are based on historical experience commensurate with the expected term. The risk-free interest rate is based on the yield of a treasury note with a remaining term equal to the expected life of the stock option.

The expected stock option life assumption is based on the Securities and Exchange Commission’s (“SEC”) guidance in Staff Accounting Bulletin (“SAB”) No. 107 (“SAB No. 107”). For stock options granted during fiscal 2018, fiscal 2017 and fiscal 2016, we believe that our historical stock option experience does not provide a reasonable basis upon which to estimate expected term. We utilized the Safe Harbor option, or Simplified Method, to determine the expected term of these options in accordance with SAB No. 107 for options granted. We intend to continue to utilize the Simplified Method for future grants in accordance with SAB No. 110 until such time that we believe that our historical stock option experience will provide a reasonable basis to estimate an expected term.

The following table summarizes information about stock options outstanding at June 2, 2018 (in thousands, except option prices and years):

	Outstanding				Vested
Exercise Price Range	Shares	Weighted Average Exercise Price	Weighted Average Life	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Weighted Average Life	Aggregate Intrinsic Value
$5.03 to $6.47	383	$5.76	6.4	$1,508	190	$5.63	4.0	$772
$6.90 to $10.85	385	$8.48	7.3	$525	159	$9.31	6.4	$104
$11.14 to $13.76	427	$12.05	4.1	$—	397	$12.12	4.0	$—
Total	1,195	$8.89	5.8	$2,033	746	$9.87	4.5	$876

As of June 2, 2018, a summary of restricted stock award transactions was as follows (in thousands):

Unvested Restricted Shares
Unvested at May 27, 2017	—
Granted	78
Unvested at June 2, 2018	78

Compensation effects arising from issuing stock awards have been charged against income and recorded as additional paid-in-capital in the consolidated statements of stockholders’ equity during fiscal years 2018, 2017 and 2016.

The Employees’ 2011 Long-Term Incentive Compensation Plan authorizes the issuance of up to 1,500,000 shares as incentive stock options, non-qualified stock options or stock awards. Under this plan, 524,000 shares are reserved for future issuance. The Plan authorizes the granting of stock options at the fair market value at the date of grant. Generally, these options become exercisable over five years and expire up to 10 years from the date of grant.

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

The earnings per share (“EPS”) presented in our consolidated statements of comprehensive income (loss) are based on the following (in thousands, except per share amounts):

	For the Fiscal Year Ended
	June 2, 2018		May 27, 2017		May 28, 2016
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Numerator for Basic and Diluted EPS:
Income (loss) from continuing operations	$2,326	$2,326	$(6,928)	$(6,928)	$(6,766)	$(6,766)
Less dividends:
Common stock	2,586	2,586	2,567	2,567	2,615	2,615
Class B common stock	462	462	464	464	464	464
Undistributed losses	$(722)	$(722)	$(9,959)	$(9,959)	$(9,845)	$(9,845)
Common stock undistributed losses	$(613)	$(613)	$(8,440)	$(8,440)	$(8,367)	$(8,367)
Class B common stock undistributed losses	(109)	(109)	(1,519)	(1,519)	(1,478)	(1,478)
Total undistributed losses	$(722)	$(722)	$(9,959)	$(9,959)	$(9,845)	$(9,845)
Income from discontinued operations	$1,496	$1,496	$—	$—	$—	$—
Less dividends:
Common stock	2,586	2,586	2,567	2,567	2,615	2,615
Class B common stock	462	462	464	464	464	464
Undistributed losses	$(1,552)	$(1,552)	$(3,031)	$(3,031)	$(3,079)	$(3,079)
Common stock undistributed losses	$(1,317)	$(1,318)	$(2,567)	$(2,567)	$(2,615)	$(2,615)
Class B common stock undistributed losses	(235)	(234)	(464)	(464)	(464)	(464)
Total undistributed losses	$(1,552)	$(1,552)	$(3,031)	$(3,031)	$(3,079)	$(3,079)
Net income (loss)	$3,822	$3,822	$(6,928)	$(6,928)	$(6,766)	$(6,766)
Less dividends:
Common stock	2,586	2,586	2,567	2,567	2,615	2,615
Class B common stock	462	462	464	464	464	464
Undistributed income (losses)	$774	$774	$(9,959)	$(9,959)	$(9,845)	$(9,845)
Common stock undistributed income (losses)	$657	$657	$(8,440)	$(8,440)	$(8,367)	$(8,367)
Class B common stock undistributed income (losses)	117	117	(1,519)	(1,519)	(1,478)	(1,478)
Total undistributed income (losses)	$774	$774	$(9,959)	$(9,959)	$(9,845)	$(9,845)
Denominator for Basic and Diluted EPS:
Common stock weighted average shares	10,765	10,765	10,705	10,705	10,908	10,908
Class B common stock weighted average shares, and shares under if-converted method for diluted EPS	2,137	2,137	2,140	2,140	2,141	2,141
Effect of dilutive securities
Dilutive stock options		59		—		—
Denominator for diluted EPS adjusted for weighted average shares and assumed conversions		12,961		12,845		13,049
Income (loss) from continuing operations per share:
Common stock	$0.18	$0.18	$(0.55)	$(0.55)	$(0.53)	$(0.53)
Class B common stock	$0.16	$0.16	$(0.49)	$(0.49)	$(0.47)	$(0.47)
Income from discontinued operations per share:
Common stock	$0.12	$0.12	$—	$—	$—	$—
Class B common stock	$0.11	$0.11	$—	$—	$—	$—
Net income (loss) per share:
Common stock	$0.30	$0.30	$(0.55)	$(0.55)	$(0.53)	$(0.53)
Class B common stock	$0.27	$0.27	$(0.49)	$(0.49)	$(0.47)	$(0.47)

Note: Common stock options that were anti-dilutive and not included in diluted earnings per common share for fiscal 2017 and fiscal 2016 were 848 and 890 respectively.

New Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers, which amends guidance for revenue recognition. ASU 2014-09 is principles based guidance that can be applied to all contracts with customers, enhancing comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. The core principle of the guidance is that entities should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The guidance details the steps entities should apply to achieve the core principle. In August 2015, the FASB issued an amendment to defer the effective date for all entities by one year. For public entities, ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted as of annual reporting periods beginning after December 15, 2016. Companies have the option of using either a full or modified retrospective approach in applying this standard. During fiscal 2016 and 2017, the FASB issued four additional updates which further clarify the guidance provided in ASU 2014-09. We have undertaken a detailed analysis of our various contracts with customers and revenue streams, including engaging a third party to assist management in evaluating the impact of this new standard on our consolidated financial statements and related disclosures. The Company’s management has elected to adopt the amendments in ASU 2014-09 on a modified retrospective basis; whereas any cumulative effect of adopting this guidance will be recognized as an adjustment to its opening balance of retained earnings. Prior periods will not be retrospectively adjusted. The Company does not expect the implementation of ASU 2014-09 and the related amendments to have a material impact on the timing, amount or characterization of revenue recognized by the Company. For most of our revenue, we will continue to recognize revenue when title to the goods transfers to the customer, as this is generally when control transfers to the customer. While we expect the impact of these new standards will be immaterial to our financial statements, upon adoption, we will include the expanded disclosures required by the new standards.

Pursuant to the Company’s adoption of the standard it anticipates expanding its disclosures in the consolidated financial statements for revenue recognition, assets and liabilities relating to contracts with customers, the nature of the Company’s performance obligations and the manner by which the Company determines and allocates transaction prices and variable consideration to its performance obligations and the significant judgments inherent in its revenue recognition policies.

In July 2015, the FASB issued ASU No. 2015-11 (“ASU 2015-11”), Simplifying the Measurement of Inventory. ASU 2015-11 requires inventory within the scope of the ASU (e.g., first-in, first-out (“FIFO”) or average cost) to be measured using the lower of cost and net realizable value. Inventory excluded from the scope of the ASU (i.e., last-in, first-out (“LIFO”) or the retail inventory method) will continue to be measured at the lower of cost or market. The ASU also amends some of the other guidance in Topic 330, “Inventory,” to more clearly articulate the requirements for the measurement and disclosure of inventory. However, those amendments are not intended to result in any changes to current practice. ASU 2015-11 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company adopted ASU 2015-11 in fiscal 2018 and there was no material impact on the Company’s consolidated financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09 (“ASU 2016-09”), Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, a new accounting standard update intended to simplify several aspects of the accounting for share-based payment transactions including: income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. Specifically, the ASU 2016-09 requires that excess tax benefits and tax deficiencies (the difference between the deduction for tax purposes and the compensation cost recognized for financial reporting purposes) be recognized as income tax expense or benefit in the consolidated statements of comprehensive income (loss), introducing a new element of volatility to the provision for income taxes. This update is effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The Company adopted ASU 2016-09 on May 28, 2017. Effective with the adoption of the ASU all share-based awards continue to be accounted for as equity awards, excess tax benefits recognized on stock-based compensation expense are reflected in the consolidated statements of comprehensive income (loss) as a component of the provision for income taxes on a prospective basis, excess tax benefits recognized on stock-based compensation expense are classified as an operating activity in the consolidated statements of cash flows on a prospective basis and the Company has elected to continue to estimate expected forfeitures over the course of a vesting period.  The adoption of ASU 2016-09 had no impact on the retained earnings, other components of equity or net assets as of the beginning of the period of adoption.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 introduces a new forward-looking approach, based on expected losses, to estimate credit losses on certain types of financial instruments, including trade receivables. The estimate of expected credit losses will require entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. This ASU also expands the disclosure requirements to enable users of financial statements to understand the entity’s assumptions, models and methods for estimating expected credit losses. For public business entities, ASU 2016-13 is effective for annual and interim reporting periods beginning after December 15, 2019, and the guidance is to be applied using the modified-retrospective approach. Earlier adoption is permitted for annual and interim reporting periods beginning after December 15, 2018. The Company is currently in the process of evaluating the impact of adoption on its consolidated financial statements.

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

In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The guidance permits entities to reclassify tax effects stranded in Accumulated Other Comprehensive Income as a result of tax reform to retained earnings. This new guidance is effective for annual and interim periods in fiscal years beginning after December 15, 2018. Early adoption is permitted in annual and interim periods and can be applied retrospectively or in the period of adoption. The Company is currently in the process of evaluating the impact of adoption on its consolidated financial statements.

In May 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, regarding the accounting implications of the recently issued Tax Cuts and Jobs Act (the “Act”). This standard is effective immediately. The update clarifies that in a company’s financial statements that include the reporting period in which the Act was enacted, the company must first reflect the income tax effects of the Act in which the accounting under GAAP is complete. These amounts would not be provisional amounts. The company would also report provisional amounts for those specific income tax effects for which the accounting under GAAP is incomplete but a reasonable estimate can be determined. The Company has recorded a provisional amount which it believes is a reasonable estimate of the effects of the Act on the Company’s financial statements as of June 2, 2018. Technical corrections or other forthcoming guidance could change how the Company interprets provisions of the Act, which may impact its effective tax rate and could affect its deferred tax assets, tax positions and/or its tax liabilities.

4.	ACQUISITION

On June 15, 2015, Richardson Electronics, Ltd (“the Company”), acquired certain assets of International Medical Equipment and Services, Inc. (“IMES”), for a purchase price of $12.2 million. This includes the purchase of inventory, receivables, fixed assets and certain other assets of the Company. The Company did not acquire any liabilities of IMES. The total consideration paid excludes transaction costs.

IMES, based in South Carolina, provides reliable, cost-saving solutions worldwide for major brands of CT and MRI equipment. This acquisition positions Richardson Healthcare to provide cost effective diagnostic imaging replacement parts and training to hospitals, diagnostic imaging centers, medical institutions and independent service organizations. IMES offers an extensive selection of replacement parts, as well as an interactive training center, on-site test bays and experienced technicians who provide 24/7 customer support. Replacement parts are readily available and triple tested to provide peace of mind when uptime is critical. IMES core operations have remained in South Carolina. Richardson Healthcare plans to expand IMES’ replacement parts and training offerings geographically to leverage the Company’s global infrastructure. During the fourth quarter of fiscal 2016, IMES opened up their first foreign location in Amsterdam.

The consideration paid by the Company to IMES at closing was $12.2 million in cash. The following table summarizes the fair values of the assets acquired at the date of the closing of the acquisition (in thousands):

Accounts receivable	$737
Inventories	1,420
Property, plant and equipment	230
Goodwill	6,332
Other intangibles	3,490
Net assets acquired	$12,209

Intangible assets include trade names with an estimated life of 3 years for $0.6 million, customer relationships with an estimated life of 20 years for $2.5 million, non-compete agreements with an estimated life of 5 years for $0.2 million and technology with an estimated life of 10 years for $0.2 million.

Goodwill recognized represents value the Company expects to be created by combining the operations of IMES with the Company’s operations, including the expansion into markets within existing business segments and geographic regions, access to new customers and potential cost savings and synergies.

Goodwill related to the acquisition is deductible for tax purposes.

In connection with the acquisition of IMES, the Company also entered into an Employment, Non-Disclosure and Non-Compete Agreement (“Employment Agreement”) with Lee A. McIntyre III as the Company’s Executive Vice President, IMES. During the term of his employment, Mr. McIntyre will earn an annual base salary of $300,000. In addition to his base salary, he will be entitled to an annual bonus equal to 20% of the EBITDA of IMES provided that the EBITDA of the business is at least $2.0 million inclusive of the bonus payment. The annual bonus payment will terminate after five years. For fiscal 2018, Lee McIntyre did not receive a bonus as the minimum EBITDA needed was not achieved. Effective June 2, 2018, the Company and Lee A. McIntyre III amended the Employment Agreement, stating Mr. McIntyre will earn an annual base salary of $150,000. There were no changes to the bonus structure in the Employment Agreement.

IMES net sales were $8.2 million, $7.9 million and $7.6 million for fiscal 2018, fiscal 2017 and fiscal 2016, respectively. The gross profit was $3.5 million, $3.7 million and $4.4 million, or 42.3%, 46.5% and 57.2% of net sales during fiscal 2018, fiscal 2017 and fiscal 2016, respectively.

5.	DISCONTINUED OPERATIONS

On September 12, 2017, the Company received an income tax refund from the State of Illinois of approximately $2.0 million, which included interest earned. The refund was a result of the conclusion of the Illinois amended return related to the sale of the RF, Wireless and Power Division in 2011. A net benefit of $1.5 million, which included $0.5 million of professional fee costs incurred to pursue the refund, was recognized in the second quarter of fiscal 2018 in discontinued operations.

6.	RELATED PARTY TRANSACTION

On June 15, 2015, the Company entered into a lease agreement for the IMES facility with LDL, LLC. The Executive Vice President of IMES, Lee A. McIntyre III (former owner of IMES), has an ownership interest in LDL, LLC. The lease agreement provides for monthly payments over five years with total future minimum lease payments of $0.3 million. Rental expense related to this lease amounted to $0.1 million for the fiscal years ended June 2, 2018, May 27, 2017 and May 28, 2016. The Company shall be entitled to extend the term of the lease for a period of an additional five years by notifying the landlord in writing of its intention to do so within nine months of the expiration of the initial term.

7.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

There was $6.3 million of goodwill reported on our balance sheet at both June 2, 2018 and May 27, 2017. The goodwill balance in its entirety relates to our IMES reporting unit that is included in the Healthcare segment.

We test goodwill for impairment annually and whenever events or circumstances indicate an impairment may have occurred, such as a significant adverse change in the business climate, an adverse action or assessment by a regulator, unanticipated competition, loss of key personnel or a decision to sell or dispose of a reporting unit.

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-04 (“ASU 2017-04”), Simplifying the Test for Goodwill Impairment. ASU 2017-04 eliminates step 2 from the goodwill impairment test as defined in ASU 2011-08. As amended, the goodwill impairment test will consist of one-step comparing the fair value of a reporting unit with its carrying amount. An entity should recognize a goodwill impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. An entity may still perform the optional qualitative assessment for a reporting unit to determine if it is more likely than not that goodwill is impaired. ASU 2017-04 will be effective for fiscal years and interim periods beginning after December 15, 2019. ASU 2017-04 is required to be applied prospectively and early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company elected to early adopt ASU 2017-04 for our fiscal 2018 annual impairment test.

On March 4, 2018, our goodwill balance was reviewed for impairment on a qualitative basis. We determined that it was more likely than not that the fair value of our IMES reporting unit was less than its carrying amount after reviewing the totality of events or circumstances as provided in FASB ASC 350-20-35. Accordingly, the quantitative goodwill impairment test as described in FASB ASC 350-20-35 was performed. We performed the quantitative impairment test using the income method, which is based on a discounted future cash flow approach that uses the significant assumptions of projected revenue, projected operational profit, terminal growth rates and the cost of capital. The Guideline Public Company Method was also included in the goodwill impairment study.

The Company engaged a third party to assist with the goodwill impairment testing. Management concluded that the results of our goodwill impairment test as of March 4, 2018 indicated that the value of goodwill attributed to our IMES reporting unit was not impaired due to its fair value exceeded its carrying value. In the three years since the acquisition, the Company has made significant investments in the IMES business, including capital expenditures, new product development and inventory, that are expected to increase IMES’ product offerings and result in increased future sales, operating profits and cash flows.

Although we believe our projected future operating results and cash flows and related estimates regarding fair values were based on reasonable assumptions, historically, projected operating results and cash flows have not always been achieved. As of the first day of our fourth quarter, we determined that our IMES reporting unit had an estimated fair value in excess of its carrying value of at least 8.0%. Factors considered in calculating the fair value of the reporting unit were the historical performance of the reporting unit, forecasted financials for the following ten years and comparable publically held companies. Management’s projections used to estimate cash flows included increasing sales volumes from new product offerings, expanded sales into new geographies, and operational improvements designed to reduce costs. While all product lines are expected to grow, new product offerings are the largest component of the sales growth with more than 50% of future sales projected to be from new product offerings. The Company used a weighted average cost of capital of 19% for these cash flows. Changes in any of the significant assumptions used, including if the Company does not successfully achieve its operating plan, which is largely dependent on sales from new product offerings, can materially affect the expected cash flows, and such impacts could result in a material non-cash impairment charge of goodwill and potentially other long lived assets.

Potential events or changes in circumstances that could reasonably be expected to negatively affect key assumptions are deterioration in general market conditions or the environment in which the reporting unit or entity operates, an increased competitive environment in which the reporting unit or entity operates or other relevant entity-specific events such as market acceptance of our new CT tubes and other new product offerings, approvals to sell in foreign markets, and changes in management or key personnel.

Intangible Assets

Intangible assets are initially recorded at their fair market values determined on quoted market prices in active markets, if available, or recognized valuation models. Intangible assets that have finite useful lives are amortized over their useful lives and are tested for impairment when events or changes in circumstances occur that indicate possible impairment.

Our intangible assets represent the fair value for trade name, customer relationships, non-compete agreements and technology acquired in connection with our acquisitions. Intangible assets subject to amortization were as follows (in thousands):

	June 2, 2018	May 27, 2017
Gross Amounts:
Trade Name	$659	$659
Customer Relationships(1)	3,408	3,397
Non-compete Agreements	177	177
Technology	230	230
Total Gross Amounts	$4,474	$4,463
Accumulated Amortization:
Trade Name	$651	$441
Customer Relationships	617	446
Non-compete Agreements	115	84
Technology	77	51
Total Accumulated Amortization	$1,460	$1,022

Net Intangibles	$3,014	$3,441

(1)	Change from prior periods reflect impact of foreign currency translation.

We determined that intangible assets were not impaired as of June 2, 2018 on the basis that no adverse events or changes in circumstances were identified that could indicate that the carrying amounts of such assets may not be recoverable.

The amortization expense associated with the intangible assets subject to amortization for the next five years is presented in the following table (in thousands):

Fiscal Year	Amortization Expense
2019	$245
2020	257
2021	245
2022	253
2023	246
Thereafter	1,768
Total amortization expense	$3,014

The amortization expense associated with the intangible assets totaled approximately $0.4 million during fiscal 2018, fiscal 2017 and fiscal 2016. The weighted average number of years of amortization expense remaining is 15.1 years.

8.	LEASE OBLIGATIONS, OTHER COMMITMENTS AND CONTINGENCIES

We lease certain warehouse and office facilities and office equipment under non-cancelable operating leases. Rent expense for fiscal 2018, 2017 and 2016 was $1.8 million, $1.9 million, and $2.0 million, respectively. Our future lease commitments for minimum rentals, including common area maintenance charges and property taxes during the next five years are as follows (in thousands):

Fiscal Year	Payments
2019	$1,629
2020	1,132
2021	792
2022	142
2023	19
Thereafter	76

9.	INCOME TAXES

Income (loss) from continuing operations before income taxes included the following components (in thousands):

	Fiscal Year Ended
	June 2, 2018	May 27, 2017	May 28, 2016
United States	$(211)	$(8,150)	$(7,274)
Foreign	4,071	2,034	1,054
Income (loss) before income taxes	$3,860	$(6,116)	$(6,220)

The provision for income taxes for fiscal 2018, 2017 and 2016 consisted of the following (in thousands):

	Fiscal Year Ended
	June 2, 2018	May 27, 2017	May 28, 2016
Current:
Federal	$—	$(117)	$—
State	(12)	3	17
Foreign	1,220	1,035	441
Total current	$1,208	$921	$458
Deferred:
Federal	$124	$—	$—
State	—	—	—
Foreign	202	(109)	88
Total deferred	$326	$(109)	$88
Income tax provision	$1,534	$812	$546

The differences between income taxes at the U.S. federal statutory income tax rate of 29.2% for fiscal 2018 and 34% for fiscal 2017 and 2016 and the reported income tax provision for fiscal 2018, 2017 and 2016 are summarized as follows:

	Fiscal Year Ended
	June 2, 2018	May 27, 2017	May 28, 2016
Federal statutory rate	29.2%	34.0%	34.0%
Effect of:
State income taxes, net of federal tax benefit	0.3	4.8	4.2
Deemed repatriation tax	(50.0)	—	—
Foreign income inclusion	—	(20.7)	(0.4)
Foreign taxes at other rates	(0.1)	1.0	0.6
Permanent tax differences	6.7	(0.5)	(0.8)
Deferred remeasurement	45.1	—	—
Tax reserves	3.6	0.9	(6.0)
Additional U.S. tax on undistributed foreign earnings	(12.5)	15.8	(32.7)
Change in valuation allowance for deferred tax assets	15.1	(46.6)	(11.4)
Return to provision adjustments	0.1	(2.0)	3.9
Closure of foreign audits	2.2	—	—
Other	—	—	(0.2)
Effective tax rate	39.7%	(13.3)%	(8.8)%

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Our deferred tax assets and liabilities reflect continuing operations as of June 2, 2018 and May 27, 2017. Significant components were as follows (in thousands):

	Fiscal Year Ended
	June 2,	May 27,
	2018	2017
Deferred tax assets:
NOL carryforwards - foreign and domestic	$7,883	$7,870
Inventory valuations	978	1,141
Goodwill	294	325
Foreign tax credits	465	3,808
Severance reserve	119	227
Foreign capital loss	1,143	1,142
Other	1,632	2,048
Subtotal	$12,514	$16,561
Valuation allowance - foreign and domestic	(9,148)	(8,557)
Net deferred tax assets after valuation allowance	$3,366	$8,004
Deferred tax liabilities:
Accelerated depreciation	$(2,474)	$(1,356)
Tax on undistributed earnings	(274)	(5,738)
Other	28	35
Subtotal	$(2,720)	$(7,059)
Net deferred tax assets	$646	$945
Supplemental disclosure of deferred tax assets (liabilities) information:
Domestic	$7,394	$6,937
Foreign	$2,401	$2,565
Total	$9,795	$9,502

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

The tax impact recorded for the Act for fiscal 2018 is provisional as outlined below and may change. The Company completed a preliminary assessment of earnings that could be repatriated based on reinvestment needs of non-U.S. operations and earnings available for repatriation. The estimated withholding tax that would be incurred from the repatriation of those earnings was included in fiscal 2018 provisional income tax expense. The Company continues to analyze the provisions of the Act addressing the net deferred tax asset remeasurement and its calculations, the deemed earnings repatriation, including the determination of undistributed non-U.S. earnings, and evaluate potential Company actions. In addition, the Company continues to monitor potential legislative action and regulatory interpretations of the Act.

Based on the effective date of certain provisions, the Company will be subject to additional requirements of the Act beginning in fiscal 2019. Those provisions include a tax on global intangible low-taxed income (GILTI), a tax determined by base erosion and anti-avoidance tax (BEAT) related to certain payments between a U.S. corporation and foreign related entities, a limitation of certain executive compensation, a deduction for foreign derived intangible income (FDII) and interest expense limitations. The Company has not completed its analysis of those provisions and the estimated impact. The Company also has not determined its accounting policy to treat the taxes due on GILTI as a period cost or include in the determination of deferred taxes.

In December 2017, the SEC issued Staff Accounting Bulletin No. 118 that allows for a measurement period up to one year after the enactment date of the Act to complete the accounting requirements. The Company will complete the adjustments related to the Act within the allowed period.

As of June 2, 2018, we had approximately $3.4 million of net deferred tax assets related to federal net operating loss (“NOL”) carryforwards, compared to $4.2 million as of May 27, 2017. Net deferred tax assets related to domestic state NOL carryforwards amounted to approximately $3.9 million as of June 2, 2018, compared to $3.0 million as of May 27, 2017. Net deferred tax assets related to foreign NOL carryforwards as of June 2, 2018 totaled approximately $0.6 million with various or indefinite expiration dates. The amount of net deferred tax assets related to foreign NOL carryforwards was $0.7 million as of May 27, 2017. We also have a domestic net deferred tax asset of $0.5 million of foreign tax credit carryforwards as of June 2, 2018, compared to $3.8 million as of May 27, 2017. The changes in balances from prior year are generally due to the transition tax that was part of the Tax Cuts and Jobs Act for which the deemed inclusion on foreign earnings utilized most of the foreign tax credit carryforwards available. We do not have any alternative minimum tax credit carryforward as of June 2, 2018.

We have historically determined that undistributed earnings of our foreign subsidiaries, to the extent of cash available, will be repatriated to the U.S. We repatriated $21.2 million of foreign cash to our U.S. parent company in fiscal 2018, $17.7 million from our Hong Kong entity and the remainder from our entities in Singapore, Italy and Taiwan. Due to the deemed repatriation tax, the untaxed outside basis difference for which the historic balance has primarily related has been reduced. The deferred tax liability on the outside basis difference is now primarily withholding tax on future dividend distributions. Accordingly, we have reduced the deferred tax liability from $5.7 million in fiscal 2017 to be $0.3 million in fiscal 2018 on foreign earnings of $28.6 million.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant component of objective evidence evaluated was the cumulative income or loss incurred in each jurisdiction over the three-year period ended June 2, 2018. Such objective evidence limits the ability to consider subjective evidence such as future income projections. We considered other positive evidence in determining the need for a valuation allowance in the U.S. including the repatriation of foreign earnings which we do not consider permanently reinvested in certain of our foreign subsidiaries. The weight of this positive evidence is not sufficient to outweigh other negative evidence in evaluating our need for a valuation allowance in the U.S. jurisdiction.

As of June 2, 2018, a valuation allowance of $9.1 million has been established to record only the portion of the deferred tax asset that will more likely than not be realized. There has been an increase in the valuation allowance from May 27, 2017 in the amount of $0.6 million. The valuation allowance relates to deferred tax assets in foreign jurisdictions where historical taxable losses have been incurred. We also recorded a valuation allowance for all domestic federal and state net deferred tax assets considering the significant cumulative losses in the U.S. jurisdiction, the reversal of the deferred tax liability for foreign earnings and no forecast of additional U.S. income. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth.

Income taxes paid, including foreign estimated tax payments, were $0.5 million, $0.4 million and $0.7 million, during fiscal 2018, 2017 and 2016, respectively.

In the normal course of business, we are subject to examination by taxing authorities throughout the world. Generally, years prior to fiscal 2010 are closed for examination under the statute of limitation for U.S. federal, U.S. state and local or non-U.S. tax jurisdictions. We are currently under examination in Thailand (fiscal 2008 through 2011). We are also under examination in the state of Illinois for fiscal years 2014 and 2015. Our primary foreign tax jurisdictions are Germany and the Netherlands. We have tax years open in Germany beginning in fiscal 2015 and the Netherlands beginning in fiscal 2012.

The uncertain tax positions from continuing operations as of June 2, 2018 and May 27, 2017 were $0.1 million and $0.0 million, respectively. We record penalties and interest related to uncertain tax positions in the income tax expense line item within the consolidated statements of comprehensive income (loss). Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheets. We have not recorded a liability for interest and penalties as of June 2, 2018 or May 27, 2017. It is not expected that there will be a change in the unrecognized tax benefits due to the expiration of various statutes of limitations within the next 12 months.

The following table summarizes the activity related to the unrecognized tax benefits (in thousands):

	Fiscal Year Ended
	June 2, 2018	May 27, 2017
Unrecognized tax benefits, beginning of period	$1,883	$2,000
Increase in positions taken in prior period	138	75
Decrease in positions due to settlements	(1,883)	(75)
Decrease related to the expiration of statute of limitations	—	(117)
Unrecognized tax benefits, end of period	$138	$1,883

Unrecognized tax benefits for continuing and discontinued operations were as follows (in thousands):

	Fiscal Year Ended
	June 2, 2018	May 27, 2017
Continuing operations	$138	$—
Discontinued operations(1)	—	1,883
	$138	$1,883

(1)	Relates to an amended Illinois state income tax return related to the sale of RFPD.

10.	EMPLOYEE BENEFIT PLANS

Employee Profit Sharing Plan: The employee profit sharing plan is a defined contribution profit sharing plan for employees. The profit sharing plan has a 401(k) provision whereby we match 50% of employee contributions up to 4.0% of pay. Charges to expense for matching contributions to this plan were $0.4 million, $0.0 million and $0.4 million, during fiscal 2018, 2017 and 2016, respectively. The Company suspended the match component for fiscal 2017.

11.	SEGMENT AND GEOGRAPHIC INFORMATION

In accordance with ASC 280-10, Segment Reporting, we have identified three reportable segments: PMT, Canvys and Healthcare.

PMT combines our core engineered solutions, power grid and microwave tube business with new RF and power technologies. As a manufacturer and authorized distributor, PMT’s strategy is to provide specialized technical expertise and engineered solutions based on our core engineering and manufacturing capabilities. We provide solutions and add value through design-in support, systems integration, prototype design and manufacturing, testing, logistics and aftermarket technical service and repair—all through our existing global infrastructure. PMT’s focus is on products for power, RF and microwave applications for customers in alternative energy, aviation, broadcast, communications, industrial, marine, medical, military, scientific and semiconductor markets. PMT focuses on various applications including broadcast transmission, CO2 laser cutting, diagnostic imaging, dielectric and induction heating, high energy transfer, high voltage switching, plasma, power conversion, radar and radiation oncology. PMT also offers its customers technical services for both microwave and industrial equipment.

Canvys provides customized display solutions serving the corporate enterprise, financial, healthcare, industrial and medical original equipment manufacturers markets. Our engineers design, manufacture, source and support a full spectrum of solutions to match the needs of our customers. We offer long term availability and proven custom display solutions that include touch screens, protective panels, custom enclosures, all-in-ones, specialized cabinet finishes and application specific software packages and certification services. Our volume commitments are lower than those of the large display manufacturers, making us the ideal choice for companies with very specific design requirements. We partner with both private label manufacturing companies and leading branded hardware vendors to offer the highest quality display and touch solutions and customized computing platforms.

Healthcare manufactures, refurbishes and distributes high value replacement parts for the healthcare market including hospitals, medical centers, asset management companies, independent service organizations and multi-vendor service providers. Products include Diagnostic Imaging replacement parts for CT and MRI systems; replacement CT and MRI tubes; CT service training; MRI coils, cold heads and RF amplifiers; hydrogen thyratrons, klystrons, magnetrons; flat panel detector upgrades; and additional replacement solutions currently under development for the diagnostic imaging service market. Through a combination of newly developed products and partnerships, service offerings and training programs, we believe we can help our customers improve efficiency and deliver better clinical outcomes while lowering the cost of healthcare delivery.

The CEO evaluates performance and allocates resources primarily based on the gross profit of each segment.

Operating results by segment are summarized in the following table (in thousands):

	Fiscal Year Ended
	June 2, 2018	May 27, 2017	May 28, 2016
PMT
Net Sales	$128,296	$104,226	$105,554
Gross Profit	43,254	33,382	33,088
Canvys
Net Sales	$26,683	$20,534	$23,453
Gross Profit	8,410	5,752	6,017
Healthcare
Net Sales	$8,233	$12,112	$13,009
Gross Profit	3,418	4,749	5,730

A reconciliation of assets to the relevant consolidated amount is as follows (in thousands):

	June 2, 2018	May 27, 2017
Segment assets	$90,981	$80,105
Cash and cash equivalents	60,465	55,327
Investments - current	—	6,429
Other current assets(1)	3,830	3,330
Net property, plant and equipment	10,126	8,752
Investments - non-current	—	2,419
Other assets - non-current deferred income taxes	927	1,102
Total assets	$166,329	$157,464

(1)	Other current assets include miscellaneous receivables and prepaid expenses.

Assets are not disclosed by reportable segment as the Company does not track assets by reportable segment and certain assets are not specific to any reportable segment.

Capital expenditures for our Healthcare segment during fiscal 2018 and 2017 were approximately $1.9 million and $3.4 million, respectively. In addition, we also had capital expenditures during fiscal 2018 related to the Company’s ERP system as well as facilities that were not specific to any particular reportable segment and capital expenditures during fiscal 2017 related to the Company’s ERP system that was not specific to any reportable segment.

Geographic net sales information is primarily grouped by customer destination into five areas: North America; Asia/Pacific; Europe; Latin America; and Other.

Net sales and gross profit by geographic region are summarized in the following table (in thousands):

	Fiscal Year Ended
	June 2, 2018	May 27, 2017	May 28, 2016
Net Sales
North America	$67,662	$55,963	$66,365
Asia/Pacific	32,607	27,997	24,564
Europe	53,818	44,296	44,634
Latin America	9,123	8,552	6,347
Other(1)	2	64	106
Total	$163,212	$136,872	$142,016
Gross Profit
North America	$25,996	$20,597	$23,506
Asia/Pacific	10,794	9,630	8,212
Europe	18,071	14,418	13,541
Latin America	3,602	3,250	2,397
Other(1)	(3,381)	(4,012)	(2,821)
Total	$55,082	$43,883	$44,835

(1)	Other includes primarily net sales not allocated to a specific geographical region, unabsorbed value-add costs and other unallocated expenses.

Major Customers

During fiscal 2018, LAM Research Corporation (“LAM”) individually accounted for 11 percent of the Company’s consolidated net sales. No other customer accounted for more than 10 percent of the Company’s consolidated net sales in fiscal 2018. No one customer accounted for more than 10 percent of the Company’s consolidated net sales in fiscal 2017 or fiscal 2016. LAM sales were included in the PMT segment.

We sell our products to customers in diversified industries and perform periodic credit evaluations of our customers’ financial condition. Terms are generally on open account, payable net 30 days in North America, and vary throughout Asia/Pacific, Europe and Latin America. Estimates of credit losses are recorded in the financial statements based on monthly reviews of outstanding accounts.

Net assets by geographic region are summarized in the following table (in thousands):

	Fiscal Year Ended
	June 2, 2018	May 27, 2017	May 28, 2016
Net Assets
North America	$77,857	$62,085	$65,832
Asia/Pacific	17,254	34,990	42,547
Europe	37,911	32,794	31,495
Latin America	2,159	2,458	1,801
Total	$135,181	$132,327	$141,675

The Company had long-lived assets of $21.2 million as of June 2, 2018 and $19.3 million as of May 27, 2017. The long-lived assets, which include our fixed assets and intangibles, were primarily in the US. There were approximately $1.0 million of long-lived assets that belong to our foreign affiliates as of June 2, 2018 and $1.2 million as of May 27, 2017.

The Company had depreciation and amortization expense of $3.0 million, $2.7 million and $2.4 million for fiscal 2018, fiscal 2017 and fiscal 2016, respectively. The depreciation and amortization, which includes our fixed assets and intangibles, were primarily in the US. Depreciation and amortization expense that belong to our foreign affiliates was approximately $0.3 million for fiscal 2018, fiscal 2017 and fiscal 2016.

12.	LITIGATION

On December 5, 2017, Steven H. Busch filed a Verified Stockholder Derivative Complaint against Edward J. Richardson, Paul Plante, Jacques Belin, James Benham, Kenneth Halverson, and the Company in the Delaware Court of Chancery, captioned Steven H. Busch v. Edward J. Richardson, et al., C.A. No. 2017-0868-AGB.  The lawsuit alleges claims for breach of fiduciary duty by the Company’s directors and challenges the decision of a special committee of the Company’s Board to refuse Mr. Busch’s demand that the Company’s Board, among other things, rescind the Company’s May 2013 repurchase of stock from Mr. Richardson and May 2013 and October 2014 repurchases of Company stock from the Richardson Wildlife Foundation. On March 9, 2018, the defendants filed motions to dismiss the lawsuit that are currently pending. The Company believes the lawsuit to be without merit and that a loss is not probable or estimable based on the information available at the time the financial statements were issued.

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

We liquidated our investments in fiscal 2018. Prior to the liquidation of our investments, we held investments that were required to be measured at fair value on a recurring basis. Our investments consist of time deposits and CDs, where face value is equal to fair value, and as of May 27, 2017, also equity securities of publicly traded companies for which market prices are readily available.

Investments measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of June 2, 2018 and May 27, 2017 were as follows (in thousands):

	Level 1	Level 2	Level 3
June 2, 2018
Time deposits/CDs	$—	$—	$—
Equity securities	—	—	—
Total	$—	$—	$—
May 27, 2017
Time deposits/CDs	$8,226	$—	$—
Equity securities	622	—	—
Total	$8,848	$—	$—

14.	VALUATION AND QUALIFYING ACCOUNTS

The following table presents the valuation and qualifying account activity for fiscal years ended June 2, 2018, May 27, 2017 and May 28, 2016, (in thousands):

Description	Balance at beginning of period	Charged to expense		Deductions		Balance at end of period
Year ended June 2, 2018
Allowance for doubtful accounts	$398	$223	(1)	$(312)	(2)	$309
Inventory provisions	3,456	773	(3)	(202)	(4)	4,027
Year ended May 27, 2017
Allowance for doubtful accounts	$364	$226	(1)	$(192)	(2)	$398
Inventory provisions	3,380	456	(3)	(380)	(4)	3,456
Year ended May 28, 2016
Allowance for doubtful accounts	$283	$228	(1)	$(147)	(2)	$364
Inventory provisions	2,991	690	(3)	(301)	(4)	3,380

Notes:

(1)	Charges to bad debt expense, net of bad debt recoveries.
(2)	Uncollectible amounts written off, net of recoveries and foreign currency translation.
(3)	Charges to cost of sales. Included in fiscal 2018 were inventory write-downs of $0.6 million for PMT, $0.1 million for Canvys and $0.1 million for Healthcare.
(4)	Inventory disposed of or sold, net of foreign currency translation.

15.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Description	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2018
Net sales	$36,995	$39,082	$41,645	$45,490
Gross profit	12,148	13,374	14,067	15,493
(Loss) income from continuing operations	(112)	172	527	1,739
Income from discontinued operations	—	1,496	—	—
Net (loss) income	(112)	1,668	527	1,739
(Loss) income from continuing operations
Common stock - basic	$(0.01)	$0.01	$0.04	$0.14
Class B common stock - basic	$(0.01)	$0.01	$0.04	$0.12
Common stock - diluted	$(0.01)	$0.01	$0.04	$0.14
Class B common stock - diluted	$(0.01)	$0.01	$0.04	$0.12
Income from discontinued operations
Common stock - basic	$0.00	$0.12	$0.00	$0.00
Class B common stock - basic	$0.00	$0.11	$0.00	$0.00
Common stock - diluted	$0.00	$0.12	$0.00	$0.00
Class B common stock - diluted	$0.00	$0.11	$0.00	$0.00
Net (loss) income
Common stock - basic	$(0.01)	$0.13	$0.04	$0.14
Class B common stock - basic	$(0.01)	$0.12	$0.04	$0.12
Common stock - diluted	$(0.01)	$0.13	$0.04	$0.14
Class B common stock - diluted	$(0.01)	$0.12	$0.04	$0.12
Fiscal 2017
Net sales	$33,373	$33,827	$32,313	$37,359
Gross profit	10,240	10,964	10,692	11,987
Loss from continuing operations	(2,850)	(2,522)	(1,431)	(125)
Net loss	(2,850)	(2,522)	(1,431)	(125)
Net loss
Common stock - basic	$(0.23)	$(0.20)	$(0.11)	$(0.01)
Class B common stock - basic	$(0.20)	$(0.18)	$(0.10)	$(0.01)
Common stock - diluted	$(0.23)	$(0.20)	$(0.11)	$(0.01)
Class B common stock - diluted	$(0.20)	$(0.18)	$(0.10)	$(0.01)

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Richardson Electronics, Ltd.

LaFox, Illinois

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Richardson Electronics, Ltd. (the “Company”) and subsidiaries as of June 2, 2018 and May 27, 2017, the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended June 2, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at June 2, 2018 and May 27, 2017, and the results of their operations and their cash flows for each of the three years in the period ended June 2, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of June 2, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated August 2, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2015.

Chicago, Illinois

August 2, 2018

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Richardson Electronics, Ltd.

LaFox, Illinois

Opinion on Internal Control over Financial Reporting

We have audited Richardson Electronics, Ltd.’s (the “Company’s”) internal control over financial reporting as of June 2, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 2, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company and subsidiaries as of June 2, 2018, and May 27, 2017, the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended June 2, 2018, and the related notes and our report dated August 2, 2018, expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ BDO USA, LLP

Chicago, Illinois

August 2, 2018

ITEM 9A.  CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 2, 2018.

Disclosure controls and procedures are intended to provide reasonable assurance that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 2, 2018.

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

Under the supervision of the Chief Executive Officer and Chief Financial Officer, management conducted an assessment of the effectiveness of our internal control over financial reporting as of June 2, 2018, based on the framework in the Internal Control-Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that assessment, management has concluded that the Company’s internal control over financial reporting was effective as of June 2, 2018.

Management’s assessment of the effectiveness of our internal control over financial reporting as of June 2, 2018 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

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

ITEM 9B.   OTHER INFORMATION

None

Results of Operation and Financial Condition and Declaration of Dividend

On July 25, 2018, we issued a press release reporting results for our fourth quarter and fiscal year ended June 2, 2018, and the declaration of a cash dividend. A copy of the press release is furnished as Exhibit 99.1 to this Form 10-K and incorporated by reference herein.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Information concerning directors and executive officers of the registrant will be contained in our Proxy Statement to be issued in connection with our Annual Meeting of Stockholders scheduled to be held on October 9, 2018, and is incorporated herein by reference.

ITEM 11. Executive Compensation

Information concerning executive compensation will be contained in our Proxy Statement to be issued in connection with our Annual Meeting of Stockholders scheduled to be held on October 9, 2018, and is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management will be contained in our Proxy Statement to be issued in connection with our Annual Meeting of Stockholders scheduled to be held on October 9, 2018, and is incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth information as of June 2, 2018, with respect to compensation plans under which equity securities were authorized for issuance:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Per Share Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity Compensation Plans Approved by Security Holders	1,171,975		$8.81		523,917
Equity Compensation Plans Not Approved by Security Holders	23,564	(1)	$12.95	(1)	—
Total	1,195,539		$8.89		523,917

(1)	Options issued in 1987 pursuant to an employment contract with a former officer and director of Richardson Electronics, Ltd.

ITEM 13. Certain Relationships and Related Transactions and Director Independence

Information concerning certain relationships and related transactions will be contained in our Proxy Statement to be issued in connection with our Annual Meeting of Stockholders scheduled to be held on October 9, 2018, and is incorporated herein by reference.

ITEM 14. Principal Accountant Fees and Services

Information concerning accountant fees and services will be contained in our Proxy Statement to be issued in connection with our Annual Meeting of Stockholders scheduled to be held on October 9, 2018, and is incorporated herein by reference.

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

	Signature	Title	Date

By:	/s/ Edward J. Richardson	Chairman of the Board, Chief Executive Officer	August 2, 2018
	Edward J. Richardson	(Principal Executive Officer), President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Edward J. Richardson	Chairman of the Board, Chief Executive Officer (Principal Executive Officer), President and Director	August 2, 2018
Edward J. Richardson

/s/ Robert J. Ben	Chief Financial Officer and Chief Accounting Officer	August 2, 2018
Robert J. Ben	(Principal Financial and Accounting Officer)

/s/ Paul J. Plante	Director	August 2, 2018
Paul J. Plante

/s/ Jacques Belin	Director	August 2, 2018
Jacques Belin

/s/ James Benham	Director	August 2, 2018
James Benham

/s/ Kenneth Halverson	Director	August 2, 2018
Kenneth Halverson

/s/ Robert Kluge
Robert Kluge	Director	August 2, 2018

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(a)	List of Documents Filed as a Part of This Report:

	(1)	Index to Consolidated Financial Statements:

Consolidated Balance Sheets as of June 2, 2018 and May 27, 2017.

Consolidated Statements of Comprehensive Income (Loss) for each of the three years ended June 2, 2018, May 27, 2017 and May 28, 2016.

Consolidated Statements of Cash Flows for each of the three years ended June 2, 2018, May 27, 2017 and May 28, 2016.

Consolidated Statements of Stockholders’ Equity for each of the three years ended June 2, 2018, May 27, 2017 and May 28, 2016.

Notes to Consolidated Financial Statements.

Report of BDO USA, LLP, Independent Registered Public Accounting Firm.

	(2)	Index to Financial Statement Schedules:

All schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or required.

Exhibit Number	Description

2(a)	Purchase Agreement between the Company and International Medical Equipment & Services, Inc. dated June 15, 2015 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 17, 2015).

2(b)	Acquisition Agreement, dated October 1, 2010, among Richardson Electronics, Ltd., certain subsidiaries of Richardson Electronics, Ltd. and Arrow Electronics, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 1, 2010).

2(c)	Amendment No. 1 to Acquisition Agreement, dated February 28, 2011, between Richardson Electronics, Ltd., and Arrow Electronics, Inc. (incorporated by reference to Exhibit 10(q)(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 28, 2011).

3(a)	Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to Annex III of the Proxy Statement filed August 22, 2014.

3(b)	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 12, 2017).

10(a) †	Richardson Electronics, Ltd. 2011 Long-Term Incentive Plan (incorporated by reference to Annex A to the Company’s Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on August 23, 2011).

10(a)(i) †	Amendment to the Richardson Electronics, Ltd. 2011 Long-Term Incentive Plan (incorporated by reference to Annex II to the Company’s Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on August 28, 2014).

10(e) †	Amended and Restated Edward J. Richardson Incentive Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A, filed with the SEC on August 30, 2012).

10(f) †	Richardson Electronics, Ltd. 2006 Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit A to the Company’s Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on September 12, 2005).

10(g) †	Employment, Nondisclosure and Non-Compete Agreement, dated June 1, 2004, by and between the Company and Wendy Diddell (incorporated by reference to Exhibit 10.47 to the Company’s Amendment No. 4 to the Registration Statement on Form S-1, Registration No. 333-113568, filed June 14, 2004).

10(g)(i) †	First Amendment to Employment, Nondisclosure and Non-Compete Agreement, dated May 31, 2007, by and between the Company and Wendy Diddell (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 6, 2007).

10(h) †	Employment, Nondisclosure and Non-Compete Agreement, dated October 24, 2007, by and between the Company and Kathleen Dvorak (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 25, 2007).

10(j) †	Employment, Nondisclosure and Non-Compete Agreement dated June 26, 2014, by and between the Company and Gregory J. Peloquin (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on June 27, 2014).

10(k) †	Form of Non-Qualified Stock Option Agreement issued under the Richardson Electronics, Ltd. Employees’ 2001 Incentive Compensation Plan (incorporated by reference to Exhibit 10(o) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2008).

Exhibit Number	Description

10(p) †	Employment, Nondisclosure and Non-Compete Agreement between the Company and Lee A. McIntyre III dated June 15, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 17, 2015).

10(q) †	Employment, Nondisclosure and Non-Compete Agreement between the Company and Robert J. Ben dated as of August 4, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 7, 2015.

10(r) †	Form of Restricted Stock Award Agreement Pursuant to the Richardson Electronics, Ltd. 2011 Long-Term Incentive Plan.

10(s) †	Form of Nonqualified Stock Option Award for Employees Pursuant to the Richardson Electronics, Ltd. 2011 Long-Term Incentive Plan.

10(t) †	Form of Nonqualified Stock Option Award for Consultants Pursuant to the Richardson Electronics, Ltd. 2011 Long-Term Incentive Plan.
10(u) †	Amendment to the Employment, Nondisclosure and Non-Compete Agreement between the Company and Lee A. McIntyre III dated June 15, 2015.
14	Corporate Code of Conduct (incorporated by reference to and Form 8-K filed on June 4, 2012).

21	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm - BDO USA, LLP.

31.1	Certification of Edward J. Richardson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed pursuant to Part I).

31.2	Certification of Robert J. Ben pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed pursuant to Part I).

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed pursuant to Part I).

99.1	Press release, dated July 25, 2018.

101	The following financial information from our Annual Report on Form 10-K for the fourth quarter and fiscal year ended June 2, 2018, filed with the SEC on August 2, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) the Audited Consolidated Balance Sheets, (ii) the Audited Consolidated Statements of Income and Comprehensive Income (Loss), (iii) the Audited Consolidated Statements of Cash Flows, (iv) the Audited Consolidated Statement of Stockholder’s Equity and (v) Notes to Audited Consolidated Financial Statements.

†	Executive Compensation Plan or Agreement