Form 10-Q
period 2018-09-01
RICHARDSON ELECTRONICS LTD/DE
filed 2018-10-11
CIK 355948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 1, 2018

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of October 9, 2018, there were outstanding 10,951,101 shares of Common Stock, $0.05 par value and 2,096,419 shares of Class B Common Stock, $0.05 par value, which are convertible into Common Stock of the registrant on a share for share basis.

PART I.      FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

Richardson Electronics, Ltd.

Consolidated Balance Sheets

(in thousands, except per share amounts)

	Unaudited	Audited
	September 1, 2018	June 2, 2018
Assets
Current assets:
Cash and cash equivalents	$52,478	$60,465
Accounts receivable, less allowance of $315 and $309, respectively	22,885	22,892
Inventories, net	50,267	50,720
Prepaid expenses and other assets	3,691	3,747
Investments - current	2,300	—
Total current assets	131,621	137,824
Non-current assets:
Property, plant and equipment, net	18,975	18,232
Goodwill	6,332	6,332
Intangible assets, net	2,949	3,014
Non-current deferred income taxes	855	927
Total non-current assets	29,111	28,505
Total assets	$160,732	$166,329
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$14,145	$19,603
Accrued liabilities	10,917	10,343
Total current liabilities	25,062	29,946
Non-current liabilities:
Non-current deferred income tax liabilities	281	281
Other non-current liabilities	924	921
Total non-current liabilities	1,205	1,202
Total liabilities	26,267	31,148
Stockholders’ equity
Common stock, $0.05 par value; issued and outstanding 10,951 shares at September 1, 2018 and 10,806 shares at June 2, 2018	547	540
Class B common stock, convertible, $0.05 par value; issued and outstanding 2,097 shares at September 1, 2018 and 2,137 shares at June 2, 2018	105	107
Preferred stock, $1.00 par value, no shares issued	—	—
Additional paid-in-capital	60,413	60,061
Common stock in treasury, at cost, no shares at September 1, 2018 and June 2, 2018	—	—
Retained earnings	69,774	70,107
Accumulated other comprehensive income	3,626	4,366
Total stockholders’ equity	134,465	135,181
Total liabilities and stockholders’ equity	$160,732	$166,329

Richardson Electronics, Ltd.

Unaudited Consolidated Statements of Comprehensive (Loss) Income

(in thousands, except per share amounts)

	Three Months Ended
	September 1, 2018	September 2, 2017
Statements of Comprehensive (Loss) Income
Net sales	$44,157	$36,995
Cost of sales	30,204	24,847
Gross profit	13,953	12,148
Selling, general and administrative expenses	13,099	12,324
Gain on disposal of assets	—	(191)
Operating income	854	15
Other (income) expense:
Investment/interest income	(126)	(134)
Foreign exchange loss	286	201
Other, net	(8)	(4)
Total other expense	152	63
Income (loss) before income taxes	702	(48)
Income tax provision	271	64
Net income (loss)	431	(112)
Foreign currency translation (loss) gain, net of tax	(740)	2,121
Fair value adjustments on investments loss	—	(14)
Comprehensive (loss) income	$(309)	$1,995
Net income (loss) per share:
Common shares - Basic	$0.03	$(0.01)
Class B common shares - Basic	$0.03	$(0.01)
Common shares – Diluted	$0.03	$(0.01)
Class B common shares - Diluted	$0.03	$(0.01)
Weighted average number of shares:
Common shares – Basic	10,829	10,712
Class B common shares – Basic	2,132	2,137
Common shares – Diluted	10,982	10,712
Class B common shares – Diluted	2,132	2,137
Dividends per common share	$0.060	$0.060
Dividends per Class B common share	$0.054	$0.054

Richardson Electronics, Ltd.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended
	September 1, 2018	September 2, 2017
Operating activities:
Net income (loss)	$431	$(112)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	764	732
Inventory provisions	215	162
Gain on sale of investments	—	(25)
Gain on disposal of assets	—	(191)
Share-based compensation expense	165	101
Deferred income taxes	58	(4)
Change in assets and liabilities:
Accounts receivable	(198)	2,047
Inventories	77	(2,613)
Prepaid expenses and other assets	37	(258)
Accounts payable	(5,419)	(2,755)
Accrued liabilities	227	726
Other	13	(267)
Net cash used in operating activities	(3,630)	(2,457)
Investing activities:
Capital expenditures	(1,072)	(1,015)
Proceeds from sale of assets	—	276
Proceeds from maturity of investments	—	4,000
Purchases of investments	(2,300)	—
Proceeds from sales of available-for-sale securities	—	151
Purchases of available-for-sale securities	—	(151)
Other	—	(3)
Net cash (used in) provided by investing activities	(3,372)	3,258
Financing activities:
Proceeds from issuance of common stock	192	—
Cash dividends paid	(764)	(758)
Net cash used in financing activities	(572)	(758)
Effect of exchange rate changes on cash and cash equivalents	(413)	1,059
(Decrease) increase in cash and cash equivalents	(7,987)	1,102
Cash and cash equivalents at beginning of period	60,465	55,327
Cash and cash equivalents at end of period	$52,478	$56,429

Richardson Electronics, Ltd.

Unaudited Consolidated Statement of Stockholders’ Equity

(in thousands, except per share amounts)

	Common	Class B Common	Par Value	Additional Paid In Capital	Common Stock in Treasury	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance June 2, 2018:	10,806	2,137	$647	$60,061	$—	$70,107	$4,366	$135,181
Comprehensive (loss) income
Net income	—	—	—	—	—	431	—	431
Foreign currency translation	—	—	—	—	—	—	(740)	(740)
Share-based compensation:
Restricted stock	—	—	—	45	—	—	—	45
Stock options	—	—	—	120	—	—	—	120
Common stock:
Options exercised	35	—	2	190	—	—	—	192
Restricted stock issuance	70	—	3	(3)	—	—	—	—
Converted Class B to common	40	(40)	—	—	—	—	—	—
Dividends paid to:
Common ($0.06 per share)	—	—	—	—	—	(648)	—	(648)
Class B ($0.054 per share)	—	—	—	—	—	(116)	—	(116)
Balance September 1, 2018:	10,951	2,097	$652	$60,413	$—	$69,774	$3,626	$134,465

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

Our fiscal quarter ends on the Saturday nearest the end of the quarter-ending month. The first three months of fiscal 2019 and 2018 contained 13 and 14 weeks, respectively.

In the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results of interim periods have been made. All inter-company transactions and balances have been eliminated. The unaudited consolidated financial statements presented herein include the accounts of our wholly owned subsidiaries. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The results of our operations for the three months ended September 1, 2018, are not necessarily indicative of the results that may be expected for the fiscal year ending June 1, 2019.

The financial information contained in this report should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended June 2, 2018, that we filed on August 2, 2018.

3.  CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Inventories, net: Our consolidated inventories were stated at the lower of cost and net realizable value, generally using a weighted-average cost method. Our net inventories include approximately $42.4 million of finished goods, $6.0 million of raw materials and $1.9 million of work-in-progress as of September 1, 2018, as compared to approximately $42.6 million of finished goods, $5.7 million of raw materials and $2.4 million of work-in-progress as of June 2, 2018.

At this time, we do not anticipate any material risks or uncertainties related to possible future inventory write-downs. Provisions for obsolete or slow moving inventories are recorded based upon regular analysis of stock rotation privileges, obsolescence, the exiting of certain markets and assumptions about future demand and market conditions. If future demand changes in the industry, or market conditions differ from management’s estimates, additional provisions may be necessary. Inventory reserves were approximately $4.2 million as of September 1, 2018 and $4.0 million as of June 2, 2018.

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

Effective June 3, 2018, the Company adopted the standard using the modified retrospective method to all contracts. As a result, financial information for the reporting period beginning June 3, 2018 was reported under the new standard, while comparative financial information has not been adjusted and continues to be reported in accordance with the previous standard. The adoption of this standard did not impact the timing of revenue recognition for our customer sales. The adoption did not result in the recognition of a cumulative adjustment to beginning retained earnings, nor did it have a material impact on the condensed consolidated financial statements. For the Company, the most significant impact of the new standard is the addition of required disclosures within the notes to the financial statements.

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

During the fourth quarter of each fiscal year, our goodwill balances are reviewed for impairment using the first day of our fourth quarter as the measurement date. If after reviewing the totality of events or circumstances, we determine that it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, then we test for impairment through the application of a fair value based test. We estimate the fair value of each of our reporting units based on projected future operating results, market approach and discounted cash flows.

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

Accrued Liabilities: Accrued liabilities consist of the following (in thousands):

	September 1, 2018	June 2, 2018
Compensation and payroll taxes	$3,739	$3,449
Accrued severance	430	454
Professional fees	482	527
Deferred revenue	2,161	1,888
Other accrued expenses	4,105	4,025
Accrued Liabilities	$10,917	$10,343

4.  REVENUE RECOGNITION

Richardson has a number of defined revenue streams across our reportable segments. For each of these revenue streams, all products are typically sold directly by the Company to the end customer. Distribution is the Company’s largest revenue stream. The distribution business does not include a separate service bundled with the product sold or sold on top of the product. Distribution typically includes the sale of products purchased from our suppliers, stocked in our warehouses and then sold to our customers. Revenue is recognized when control of the promised goods is transferred to our customers, which is simultaneous with when the title transfers to the customer, in an amount that reflects the transaction price consideration that we expect to receive in exchange for those goods. Control refers to the ability of the customer to direct the use of, and obtain substantially all of, the remaining benefits from the goods. Our transaction price consideration is fixed, unless otherwise disclosed below as variable consideration. Generally, our contracts require our customers to pay for goods after we deliver products to them. Terms are generally on open account, payable net 30 days in North America, and vary throughout Asia/Pacific, Europe and Latin America.

The Company also sells products that are manufactured or assembled in our manufacturing facility. These products can be either built to the customer’s prints or designs or are products that we stock in our warehouse to sell to any customer that places an order. The manufacturing business does not include a separate service bundled with the product sold or sold on top of the product.

The Company recognizes services revenue when the repair, installation or training is performed. Based on our analysis of services revenue, ASU 2014-09 has an immaterial impact on the timing, amount or characterization of services revenue recognized by the Company. The services we provide are relatively short in duration, typically completed in one to two weeks, thus, at each reporting date, the amount of unbilled work performed is insignificant. The services revenue has consistently accounted for less than 5% of the Company’s total revenues and is expected to continue at that level.

Contracts with customers

A contract is an agreement between two or more parties that creates enforceable rights and obligations. A revenue contract exists for us once a customer purchase order is received, reviewed and accepted. Prior to accepting a customer purchase order, we review the credit worthiness of the customer. Purchase orders are deemed to meet the collectability criterion once the customer’s credit is approved. Contract assets arise when the Company transfers a good or performs a service in advance of receiving consideration from the customer and contract liabilities arise when the Company receives consideration from its customer in advance of performance.

Contract Liabilities: Contract liabilities and revenue recognized were as follows (in thousands):

	June 2, 2018	Additions	Revenue Recognized	September 1, 2018
Contract liabilities (deferred revenue)	$1,888	$1,365	$(1,092)	$2,161

The Company receives advances or deposits from our customers before revenue is recognized, resulting in contract liabilities. Contract liabilities are included in accrued liabilities in the consolidated balance sheets.

Performance obligations and satisfaction of performance obligation in the contract

Each accepted purchase order identifies a distinct good or service as the performance obligation. The goods are generally standard products we purchased from a supplier and stocked on our shelves. They can also be customized products purchased from a supplier or products that are customized or have value added to them in-house prior to shipping to the customer, but only after a purchase order is received. Our contracts for customized products generally include termination provisions if a customer cancels their order. However, we recognize revenue at a point in time because the termination provisions do not require, upon cancelation, the customer to pay fees that are commensurate with the work performed. Each purchase order explicitly states the goods or service that we promise to transfer to the customer. The promises to the customer are limited to only those goods or service. The performance obligation is our promise to deliver both goods that were produced by the Company and resale of goods that we purchase from our suppliers. Our shipping and handling activities for destination shipments are performed prior to the customer obtaining control. As such, they are not a separate promised service. For shipping point, Richardson is making the election under ASC 606-10-25-18B to account for shipping and handling as activities to fulfill the promise to transfer the goods. The goods we provide to our customers are distinct in that our customers benefit from the goods we sell them through use in their own processes. Our customers are generally not resellers, but rather businesses that incorporate our products into their processes from which they generate an economic benefit. The goods are also distinct in that each item sold to the customer is clearly identified on both the purchase order and resulting invoice. Each product we sell benefits the customer independently of the other products. Each item on each purchase order from the customer can be used by the customer unrelated to any other products we provide to the customer.

Determine the transaction price and variable consideration

The transaction price for each product is the amount invoiced to the customer. Each product on a purchase order is a separate performance obligation with an observable standalone selling price. The transaction price is a fixed price per unit, except for the variable consideration. The Company elects to exclude sales tax from the transaction price. With the exception of sale with right of return, variable consideration has been identified only in the form of customer early payment discounts, which are immaterial to the Company’s financial statements. Although there is not a material impact on our financial statements, we will continue to account for customer discounts when they are taken by the customer and address further if they grow.

Recognize revenue when the entity satisfies a performance obligation

We recognize revenue when title transfers to the customer, at the shipping point for FOB shipping contracts and at the customer’s delivery location for FOB destination contracts. We believe that the transfer of title best represents when the customer obtains control of the goods. Prior to that date, we do not have right to payment, and the significant risks and rewards remain with us. The significant risks and rewards of ownership of the inventory transfer simultaneously with the transfer of title. The customer’s acceptance of the goods is based on objective measurements, not subjective.

Additional considerations

Sale with right of return:

Our return policy is available to customers in our terms and conditions found on our website www.rell.com. The policy varies by the different businesses we engage in. The Company allows returns with prior written authorization and we allow returns within 10 days of shipment for replacement parts.

The Company maintains a reserve for returns based on historical trends that covers all contracts and revenue streams using the expected value method because we have a large number of contracts with similar characteristics, which is considered variable consideration. The reserve for returns creates a refund liability on our balance sheet as a contra Trade Accounts Receivable as well as an asset in inventory. We value the inventory at cost due to there being minimal or no costs to the Company as we generally require the customer to pay freight and we typically do not have costs associated with activities such as relabeling or repackaging.

The reserve is considered immaterial at each balance sheet date for further consideration. Returns for defective product are typically covered by our supplier’s warranty, thus, returns for defective product are not factored into our reserve.

Warranties:

All warranties are considered assurance warranties in that the goods are warranted to work as intended for the period covered. For products the Company does not offer a warranty, these products are covered by our suppliers. We generally offer a one to three year warranty that assures that the goods will perform as intended. The length of the warranty is typical to the industry and generally follows our supplier’s warranty period. This is due to that, in most instances, the Company’s warranty is not utilized due to our supplier’s warranty still covers the necessary repairs or replacements. We also offer a thirty-day assurance warranty on parts sales that parts will work as intended. See Note 7, Warranties, for further information regarding the impact of warranties concerning ASU 2014-09.

Principal versus agent considerations:

Principal versus agent guidance was considered for customized products that are provided by our suppliers versus in-house.   Richardson acts as the principal as we are responsible for satisfying the performance obligation. We have primary responsibility for fulfilling the contract, we have inventory risk prior to delivery to our customer, we establish prices, our consideration is not in the form of a commission and we bear the credit risk. The Company recognizes revenue in the gross amount of consideration.

See Note 11, Segment Reporting, for a disaggregation of revenue by reportable segment and geographic region, which represents how our chief operating decision maker reviews information internally to evaluate our financial performance and to make resource allocation and other decisions for the Company.

5.  GOODWILL AND INTANGIBLE ASSETS

The carrying value of goodwill was $6.3 million as of September 1, 2018 and June 2, 2018. The goodwill balance in its entirety relates to our IMES reporting unit, which is included in our Healthcare segment.

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

During the first quarter of fiscal 2019, no events or circumstances were identified that would indicate impairment may have occurred. Although we believe our projected future operating results and cash flows and related estimates regarding fair values were based on reasonable assumptions, historically, projected operating results and cash flows have not always been achieved. Changes in any of the significant assumptions used, including if the Company does not successfully achieve its operating plan, which is largely dependent on sales from new product offerings, can materially affect the expected cash flows, and such impacts could result in a material non-cash impairment charge of goodwill and other long lived assets.

Potential events or changes in circumstances that could reasonably be expected to negatively affect key assumptions are deterioration in general market conditions or the environment in which the reporting unit or entity operates, an increased competitive environment in which the reporting unit or entity operates or other relevant entity-specific events such as market acceptance of our new CT tubes and other new product offerings, approvals to sell in foreign markets and changes in management or key personnel.

Our intangible assets represent the fair value for trade name, customer relationships, non-compete agreements and technology acquired in connection with our acquisitions. Intangible assets subject to amortization are as follows (in thousands):

	September 1, 2018	June 2, 2018
Gross Amounts:
Trade Name	$659	$659
Customer Relationships(1)	3,400	3,408
Non-compete Agreements	177	177
Technology	230	230
Total Gross Amounts	$4,466	$4,474
Accumulated Amortization:
Trade Name	$652	$651
Customer Relationships	668	617
Non-compete Agreements	113	115
Technology	84	77
Total Accumulated Amortization	$1,517	$1,460

Net Intangibles	$2,949	$3,014

(1)	Change from prior periods reflect impact of foreign currency translation.

The amortization expense associated with the intangible assets subject to amortization for the next five years is presented in the following table (in thousands):

Fiscal Year	Amortization Expense
Remaining 2019	$182
2020	257
2021	245
2022	252
2023	245
Thereafter	1,768
Total amortization expense	$2,949

The weighted average number of years of amortization expense remaining is 15.2 years.

6.  INVESTMENTS

As of September 1, 2018, we had $2.3 million invested in a certificate of deposit (“CD”) which matures in less than twelve months. The fair value of this investment was equal to the face value of the CD.

As of June 2, 2018, we had no investments.

7.  WARRANTIES

All warranties are considered assurance warranties in that the goods are warranted to work as intended for the period covered. For products the Company does not offer a warranty, these products are covered by our suppliers. We generally offer a one to three year warranty that assures that the goods will perform as intended.

We estimate the cost to perform under the warranty obligation and recognize this estimated cost at the time of the related product sale. We record expense related to our warranty obligations as cost of sales in our consolidated statements of comprehensive (loss) income. Each quarter, we assess actual warranty costs incurred on a product-by-product basis and compare the warranty costs to our estimated warranty obligation. With respect to new products, estimates are based generally on knowledge of the products, the extended warranty period and warranty experience.

Warranty reserves are established for costs that are expected to be incurred after the sale and delivery of products under warranty. Warranty reserves are included in accrued liabilities on our consolidated balance sheets. The warranty reserves are determined based on known product failures, historical experience and other available evidence. Warranty reserves were approximately $0.2 million as of September 1, 2018 and $0.1 million as of June 2, 2018.

8.  LEASE OBLIGATIONS, OTHER COMMITMENTS AND CONTINGENCIES

We lease certain warehouse and office facilities and office equipment under non-cancelable operating leases. Rent expense was $0.4 million during the first three months of fiscal 2019 and $0.4 million during the first three months of fiscal 2018. Our future lease commitments for minimum rentals, including common area maintenance charges and property taxes during the next five years are as follows (in thousands):

Fiscal Year	Payments
Remaining 2019	$1,173
2020	1,112
2021	804
2022	153
2023	30
Thereafter	74

9.  INCOME TAXES

We recorded an income tax provision of $0.3 million and $0.1 million for the first three months of fiscal 2019 and the first three months of fiscal 2018, respectively. The effective income tax rate during the first three months of fiscal 2019 was a tax provision of 38.6%, as compared to a tax provision of (133.3%) during the first three months of fiscal 2018. The difference in rate during the first three months of fiscal 2019, as compared to the first three months of fiscal 2018, reflects the change from overall loss to overall income realized through the first quarter in each respective period, changes in our geographical distribution of income (loss), the recording of provision to return true-ups of various foreign jurisdictions and our positions with respect to ASC 740-30, Income Taxes - Other Considerations or Special Areas. The 38.6% effective income tax rate differs from the federal statutory rate of 21% as a result of our geographical distribution of income (loss) and the movement of the valuation allowance against our U.S. state and federal net deferred tax assets.

On December 22, 2017, the U.S. government enacted new tax legislation, Tax Cuts and Jobs Act (the “Act”). The primary provisions of the Act expected to impact the Company in fiscal 2019 are a reduction to the U.S. corporate income tax rate from 35% to 21%. The 21% corporate income tax rate was effective January 1, 2018 and is in effect for the Company’s fiscal 2019 tax year.

The tax impact recorded for the Act for fiscal 2018 was provisional as outlined below and may change. The Company completed a preliminary assessment of earnings that could be repatriated based on reinvestment needs of non-U.S. operations and earnings available for repatriation. The estimated withholding tax that would be incurred from the repatriation of those earnings was included in fiscal 2018 provisional income tax expense. The Company continues to analyze the provisions of the Act addressing the net deferred tax asset remeasurement and its calculations, the deemed earnings repatriation, including the determination of undistributed non-U.S. earnings, and evaluate potential Company actions. In addition, the Company continues to monitor potential legislative action and regulatory interpretations of the Act.

The Company is subject to additional requirements of the Act beginning in fiscal 2019. Those provisions include a tax on global intangible low-taxed income (“GILTI”), a tax determined by base erosion and anti-avoidance tax (“BEAT”) related to certain payments between a U.S. corporation and foreign related entities, a limitation of certain executive compensation and a deduction for foreign derived intangible income. The Company has not recorded any tax liability/(benefit) for these provisions during the first three months of fiscal 2019 due to tax attributes or credits anticipated to offset these liabilities. The Company also has not determined its accounting policy to treat the taxes due on GILTI as a period cost or include in the determination of deferred taxes. The Company does not anticipate being subject to BEAT provision due to the revenue thresholds.

In December 2017, the SEC issued Staff Accounting Bulletin No. 118 that allows for a measurement period up to one year after the enactment date of the Act to complete the accounting requirements. The Company will complete the adjustments related to the Act within the allowed period.

In the normal course of business, we are subject to examination by taxing authorities throughout the world. Generally, years prior to fiscal 2008 are closed for examination under the statute of limitation for U.S. federal, U.S. state and local or non-U.S. tax jurisdictions. We are currently under examination in Thailand (fiscal 2008 through 2011). Our primary foreign tax jurisdictions are Germany and the Netherlands. We have tax years open in Germany beginning in fiscal 2015 and the Netherlands beginning in fiscal 2012.

We have historically determined that certain undistributed earnings of our foreign subsidiaries, to the extent of cash available, will be repatriated to the U.S. Due to the deemed repatriation tax, the untaxed outside basis difference for which the historic balance has primarily related has been reduced. Accordingly, we have provided a deferred tax liability totaling $0.3 million as of September 1, 2018 on foreign earnings of $26.2 million. As of June 2, 2018, the deferred tax liability totaled $0.3 million on foreign earnings of $28.6 million. The change relates to actual cash distributions from Japan and Korea. Due to various tax attributes that are continuously changing, it is not practicable to determine what, if any, tax liability might exist if such earnings were to be repatriated.

As of September 1, 2018, our worldwide liability for uncertain tax positions related to continuing operations was $0.1 million, excluding interest and penalties, as compared to $0.1 million liabilities for uncertain tax positions as of June 2, 2018. There was no change in recorded uncertain tax positions during the first quarter of fiscal year 2019. We record penalties and interest related to uncertain tax positions in the income tax expense line item within the consolidated statements of comprehensive (loss) income.

The valuation allowance against the net deferred tax assets that will more likely than not be realized was $9.1 million as of June 2, 2018. The valuation allowance against the net deferred tax assets was $9.2 million as of September 1, 2018 as $0.1 million of additional domestic federal and state net deferred tax assets were generated during the first quarter of fiscal year 2019 from losses in the U.S. jurisdiction. A full valuation allowance on the U.S. and state deferred tax assets will be maintained until sufficient positive evidence related to sources of future taxable income exists to support a reversal of the valuation allowance. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth.

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

The earnings per share (“EPS”) presented in our unaudited consolidated statements of comprehensive (loss) income were based on the following amounts (in thousands, except per share amounts):

	Three Months Ended
	September 1, 2018		September 2, 2017
	Basic	Diluted	Basic	Diluted
Numerator for Basic and Diluted EPS:
Net income (loss)	$431	$431	$(112)	$(112)
Less dividends:
Common stock	648	648	643	643
Class B common stock	116	116	115	115
Undistributed losses	$(333)	$(333)	$(870)	$(870)
Common stock undistributed losses	$(283)	$(283)	$(738)	$(738)
Class B common stock undistributed losses	(50)	(50)	(132)	(132)
Total undistributed losses	$(333)	$(333)	$(870)	$(870)
Denominator for Basic and Diluted EPS:
Common stock weighted average shares	10,829	10,829	10,712	10,712
Class B common stock weighted average shares, and shares under if-converted method for diluted EPS	2,132	2,132	2,137	2,137
Effect of dilutive securities
Dilutive stock options		153		—
Denominator for diluted EPS adjusted for weighted average shares and assumed conversions		13,114		12,849
Net income (loss) per share:
Common stock	$0.03	$0.03	$(0.01)	$(0.01)
Class B common stock	$0.03	$0.03	$(0.01)	$(0.01)

Note: Common stock options that were anti-dilutive and not included in diluted earnings per common share for the first quarter of fiscal 2018 was 920.

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

The CEO evaluates performance and allocates resources primarily based on the gross profit of each segment.

Operating results by segment are summarized in the following table (in thousands):

	Three Months Ended
	September 1, 2018	September 2, 2017
PMT
Net Sales	$34,769	$29,124
Gross Profit	11,007	9,574
Canvys
Net Sales	$7,173	$5,765
Gross Profit	2,313	1,546
Healthcare
Net Sales	$2,215	$2,106
Gross Profit	633	1,028

Geographic net sales information is primarily grouped by customer destination into five areas: North America; Asia/Pacific; Europe; Latin America; and Other.

Net sales and gross profit by geographic region are summarized in the following table (in thousands):

	Three Months Ended
	September 1, 2018	September 2, 2017
Net Sales
North America	$17,023	$15,063
Asia/Pacific	9,542	7,010
Europe	14,756	12,500
Latin America	2,814	2,419
Other (1)	22	3
Total	$44,157	$36,995
Gross Profit
North America	$6,587	$5,606
Asia/Pacific	3,005	2,380
Europe	4,523	4,105
Latin America	1,066	964
Other (1)	(1,228)	(907)
Total	$13,953	$12,148

(1)	Other includes primarily net sales not allocated to a specific geographical region, unabsorbed value-add costs and other unallocated expenses.

We sell our products to customers in diversified industries and perform periodic credit evaluations of our customers’ financial condition. Terms are generally on open account, payable net 30 days in North America, and vary throughout Asia/Pacific, Europe and Latin America. Estimates of credit losses are recorded in the financial statements based on monthly reviews of outstanding accounts.

12. LITIGATION

On December 5, 2017, Steven H. Busch filed a Verified Stockholder Derivative Complaint against Edward J. Richardson, Paul Plante, Jacques Belin, James Benham, Kenneth Halverson and the Company in the Delaware Court of Chancery, captioned Steven H. Busch v. Edward J. Richardson, et al., C.A. No. 2017-0868-AGB.  The lawsuit alleges claims for breach of fiduciary duty by the Company’s directors and challenges the decision of a special committee of the Company’s Board to refuse Mr. Busch’s demand that the Company’s Board, among other things, rescind the Company’s May 2013 repurchase of stock from Mr. Richardson and May 2013 and October 2014 repurchases of Company stock from the Richardson Wildlife Foundation. On September 21, 2018, the court heard oral arguments on the Company’s March 9, 2018 motion to dismiss the lawsuit. The motion remains pending at this time. The Company believes the lawsuit to be without merit and that a loss is not probable or estimable based on the information available at the time the financial statements were issued.

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

As of September 1, 2018, we held an investment that was required to be measured at fair value on a recurring basis. Our investment consisted of a CD where face value was equal to fair value.

Investments measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of September 1, 2018 were as follows (in thousands):

Level 1
September 2, 2018
CD	2,300

14. RELATED PARTY TRANSACTION

On June 15, 2015, the Company entered into a lease agreement for the IMES facility with LDL, LLC. The Executive Vice President of IMES, Lee A. McIntyre III (former owner of IMES), has an ownership interest in LDL, LLC. The lease agreement provides for monthly payments over five years with total future minimum lease payments of $0.3 million. Rental expense related to this lease amounted to less than $0.1 million for the three months ended September 1, 2018 and for the three months ended September 2, 2017. The Company shall be entitled to extend the term of the lease for a period of an additional five years by notifying the landlord in writing of its intention to do so within nine months of the expiration of the initial term.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this report may constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. The terms “may,” “should,” “could,” “anticipate,” “believe,” “continues,” “estimate,” “expect,” “intend,” “objective,” “plan,” “potential,” “project” and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. These statements are based on management’s current expectations, intentions or beliefs and are subject to a number of factors, assumptions and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Factors that could cause or contribute to such differences or that might otherwise impact the business include the risk factors set forth in Item 1A, of our Annual Report on Form 10-K filed on August 2, 2018. We undertake no obligation to update any such factor or to publicly announce the results of any revisions to any forward-looking statements contained herein whether as a result of new information, future events or otherwise.

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

INTRODUCTION

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to assist the reader in better understanding our business, results of operations, financial condition, changes in financial condition, critical accounting policies and estimates and significant developments. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes appearing elsewhere in this filing. This section is organized as follows:

•	Business Overview – a brief synopsis of our Company for the periods ended September 1, 2018 and September 2, 2017.
•

Results of Operations – an analysis and comparison of our consolidated results of operations for the three month periods ended September 1, 2018 and September 2, 2017, as reflected in our consolidated statements of comprehensive (loss) income.

•

Liquidity, Financial Position and Capital Resources – a discussion of our primary sources and uses of cash for the three month periods ended September 1, 2018 and September 2, 2017, and a discussion of changes in our financial position.

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

We currently have operations in the following major geographic regions: North America, Asia/Pacific, Europe and Latin America.

RESULTS OF OPERATIONS

Financial Summary – Three Months Ended September 1, 2018

•	The first three months of fiscal 2019 and 2018 contained 13 and 14 weeks, respectively.
•	Net sales for the first quarter of fiscal 2019 were $44.2 million, an increase of 19.4%, compared to net sales of $37.0 million during the first quarter of fiscal 2018.
•	Gross margin decreased to 31.6% during the first quarter of fiscal 2019, compared to 32.8% during the first quarter of fiscal 2018.
•

Selling, general and administrative expenses were $13.1 million, or 29.7% of net sales, for the first quarter of fiscal 2019, compared to $12.3 million, or 33.3% of net sales, for the first quarter of fiscal 2018.

•	Operating income during the first quarter of fiscal 2019 was $0.9 million, compared to an operating income of less than $0.1 million in the first quarter of fiscal 2018.
•	Net income during the first quarter of fiscal 2019 was $0.4 million, compared to net loss of $0.1 million during the first quarter of fiscal 2018.

Net Sales and Gross Profit Analysis

Net sales by segment and percent change for the first quarter of fiscal 2019 and 2018 were as follows (in thousands):

Net Sales	Three Months Ended		FY19 vs. FY18
	September 1, 2018	September 2, 2017	% Change
PMT	$34,769	$29,124	19.4%
Canvys	7,173	5,765	24.4%
Healthcare	2,215	2,106	5.2%
Total	$44,157	$36,995	19.4%

During the first quarter of fiscal 2019, consolidated net sales increased 19.4% compared to the first quarter of fiscal 2018. Sales for PMT increased 19.4%, sales for Canvys increased 24.4% and sales for Healthcare increased 5.2%. The increase in PMT was due to market share gains in the RF and Microwave tube business as well as major growth in our new technology partners in power conversion and RF and Microwave components. The increase for Canvys was due to increased customer demand in both our North American and European markets. The increase in Richardson Healthcare was due to increased Equipment and CT tube sales, partially offset by lower part sales.

Gross profit by segment and percent of net sales for the first quarter of fiscal 2019 and 2018 were as follows (in thousands):

Gross Profit	Three Months Ended
	September 1, 2018	% of Net Sales	September 2, 2017	% of Net Sales
PMT	$11,007	31.7%	$9,574	32.9%
Canvys	2,313	32.2%	1,546	26.8%
Healthcare	633	28.6%	1,028	48.8%
Total	$13,953	31.6%	$12,148	32.8%

Gross profit reflects the distribution and manufacturing product margin less manufacturing variances, inventory obsolescence charges, customer returns, scrap and cycle count adjustments, engineering costs and other provisions.

Consolidated gross profit increased to $14.0 million during the first quarter of fiscal 2019, compared to $12.1 million during the first quarter of fiscal 2018. Consolidated gross margin as a percentage of net sales decreased to 31.6% during the first quarter of fiscal 2019, from 32.8% during the first quarter of fiscal 2018, primarily due to unfavorable product mix for PMT, unfavorable product mix and manufacturing variances for Richardson Healthcare, partially offset by favorable product mix and lower costs on selected products for Canvys.

Power and Microwave Technologies Group

PMT net sales increased 19.4% to $34.8 million during the first quarter of fiscal 2019, from $29.1 million during the first quarter of fiscal 2018. The increase was due to market share gains in RF and Microwave tube business as well as major growth in our new technology partners in power conversion and RF and Microwave components. Gross margin as a percentage of net sales decreased to 31.7% during the first quarter of fiscal 2019 as compared to 32.9% during the first quarter of fiscal 2018, due to unfavorable product mix.

Canvys

Canvys net sales increased 24.4% to $7.2 million during the first quarter of fiscal 2019, from $5.8 million during the first quarter of fiscal 2018 due to increased customer demand in both our North American and European markets. Gross margin as a percentage of net sales increased to 32.2% during the first quarter of fiscal 2019 as compared to 26.8% during the first quarter of fiscal 2018, due to favorable product mix and lower costs on selected products sold.

Healthcare

Healthcare net sales increased 5.2% to $2.2 million during the first quarter of fiscal 2019, from $2.1 million during the first quarter of fiscal 2018 due to increased Equipment and CT tube sales, partially offset by lower part sales. Gross margin as a percentage of net sales decreased to 28.6% during the first quarter of fiscal 2019 as compared to 48.8% during the first quarter of fiscal 2018 due to an unfavorable product mix and manufacturing variances.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses increased to $13.1 million during the first quarter of fiscal 2019 from $12.3 million in the first quarter of fiscal 2018. The increase was due to higher compensation and other expenses mostly related to the increase in net sales. Operating expenses as a percent of net sales decreased to 29.7% in the first quarter of fiscal 2019 from 33.3% in the first quarter of fiscal 2018.

Other Income/Expense

Other income/expense was expense of $0.2 million during the first quarter of fiscal 2019, compared to expense of $0.1 million during the first quarter of fiscal 2018. Other income/expense during the first quarter of fiscal 2019 included $0.3 million of foreign exchange losses and $0.1 million of investment/interest income. Other expense during the first quarter of fiscal 2018 included $0.2 million of foreign exchange losses and $0.1 million of investment/interest income. Our foreign exchange gains and losses are primarily due to the translation of U.S. dollars held in non-U.S. entities. We currently do not utilize derivative instruments to manage our exposure to foreign currency.

Income Tax Provision

We recorded an income tax provision of $0.3 million and $0.1 million for the first three months of fiscal 2019 and the first three months of fiscal 2018, respectively. The effective income tax rate during the first three months of fiscal 2019 was a tax provision of 38.6%, as compared to a tax provision of (133.3%) during the first three months of fiscal 2018. The difference in rate during the first three months of fiscal 2019, as compared to the first three months of fiscal 2018, reflects the change from overall loss to overall income realized through the first quarter in each respective period, changes in our geographical distribution of income (loss), the recording of provision to return true-ups of various foreign jurisdictions and our positions with respect to ASC 740-30, Income Taxes - Other Considerations or Special Areas. The 38.6% effective income tax rate differs from the federal statutory rate of 21% as a result of our geographical distribution of income (loss) and the movement of the valuation allowance against our U.S. state and federal net deferred tax assets.

In the normal course of business, we are subject to examination by taxing authorities throughout the world. Generally, years prior to fiscal 2008 are closed for examination under the statute of limitation for U.S. federal, U.S. state and local or non-U.S. tax jurisdictions. We are currently under examination in Thailand (fiscal 2008 through 2011). Our primary foreign tax jurisdictions are Germany and the Netherlands. We have tax years open in Germany beginning in fiscal 2015 and the Netherlands beginning in fiscal 2012.

Net Income (Loss) and Per Share Data

Net income during the first quarter of fiscal 2019 was $0.4 million or $0.03 per diluted common share and $0.03 per Class B diluted common share, as compared to net loss of $0.1 million during the first quarter of fiscal 2018, or ($0.01) per diluted common share and ($0.01) per Class B diluted common share.

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

Our operations and cash needs have been primarily financed through income from operations and cash on hand.

Cash and cash equivalents were $52.5 million at September 1, 2018. Investments included a CD classified as short-term investments of $2.3 million. Cash and investments at September 1, 2018 consisted of $28.7 million in North America, $18.3 million in Europe, $1.1 million in Latin America and $6.7 million in Asia/Pacific. We repatriated $2.3 million total cash from our entities in Japan and Korea in the first quarter of fiscal 2019.

Cash and cash equivalents were $60.5 million at June 2, 2018. Cash and cash equivalents at June 2, 2018 consisted of $26.5 million in North America, $20.2 million in Europe, $1.0 million in Latin America and $12.8 million in Asia/Pacific. We repatriated $21.2 million of foreign cash to our U.S. parent company in fiscal 2018, $17.7 million from our Hong Kong entity and the remainder from our entities in Singapore, Italy and Taiwan.

We believe that the existing sources of liquidity, including current cash, will provide sufficient resources to meet known capital requirements and working capital needs through the next twelve months.

Cash Flows from Operating Activities

The cash used in operating activities primarily resulted from adjustments for non-cash items and changes in our operating assets and liabilities.

Operating activities used $3.6 million of cash during the first three months of fiscal 2019. We had net income of $0.4 million during the first three months of fiscal 2019, which included non-cash stock-based compensation expense of $0.2 million associated with the issuance of stock option and restricted stock awards, $0.2 million for inventory reserve provisions and depreciation and amortization expense of $0.8 million associated with our property and equipment as well as amortization of our intangible assets. Changes in our operating assets and liabilities resulted in a use of cash of $5.3 million during the first three months of fiscal 2019, net of foreign currency exchange gains and losses, included a decrease of $5.4 million in accounts payable and an increase in accounts receivable of $0.2 million, partially offset by an increase in accrued liabilities of $0.2 million. The decrease in our accounts payable was due to timing of payments for some of our larger vendors for both inventory and services.

Cash Flows from Investing Activities

The cash flow used in investing activities consisted primarily of purchases of investments and capital expenditures.

Cash used in investing activities of $3.4 million during the first three months of fiscal 2019 included $2.3 million from purchases of investments and $1.1 million in capital expenditures. Capital expenditures relates primarily to our Healthcare growth initiatives, a new air conditioner unit for the building and capital used for our IT system.

Our purchases of investments consisted of a CD. Purchasing of future investments may vary from period to period due to interest and foreign currency exchange rates.

Cash Flows from Financing Activities

The cash flow from financing activities consisted primarily of cash dividends paid.

Cash used in financing activities of $0.6 million during the first three months of fiscal 2019 resulted from $0.8 million of cash used to pay dividends partially offset by $0.2 million of proceeds from the issuance of common stock from stock option exercises.

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

The interpretation and analysis of these disclosures should not be considered in isolation since such variances in exchange rates would likely influence other economic factors. Such factors, which are not readily quantifiable, would likely also affect our operations. Additional disclosure regarding various market risks are set forth in Part I, Item 1A, “Risk Factors“ of our Annual Report on Form 10-K for the year ended June 2, 2018, filed August 2, 2018.

ITEM 4.	CONTROLS AND PROCEDURES
(a)	Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 1, 2018.

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

(b)	Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the first quarter of fiscal 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On December 5, 2017, Steven H. Busch filed a Verified Stockholder Derivative Complaint against Edward J. Richardson, Paul Plante, Jacques Belin, James Benham, Kenneth Halverson and the Company in the Delaware Court of Chancery, captioned Steven H. Busch v. Edward J. Richardson, et al., C.A. No. 2017-0868-AGB.  The lawsuit alleges claims for breach of fiduciary duty by the Company’s directors and challenges the decision of a special committee of the Company’s Board to refuse Mr. Busch’s demand that the Company’s Board, among other things, rescind the Company’s May 2013 repurchase of stock from Mr. Richardson and May 2013 and October 2014 repurchases of Company stock from the Richardson Wildlife Foundation. On September 21, 2018, the court heard oral arguments on the Company’s March 9, 2018 motion to dismiss the lawsuit. The motion remains pending at this time. The Company believes the lawsuit to be without merit and that a loss is not probable or estimable based on the information available at the time the financial statements were issued.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended June 2, 2018, filed August 2, 2018.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ITEM 5.	OTHER INFORMATION

Results of Operation and Financial Condition and Declaration of Dividend

On October 10, 2018, we issued a press release reporting results for our first quarter ended September 1, 2018, and the declaration of a cash dividend. A copy of the press release is furnished as Exhibit 99.1 to this Form 10-Q and incorporated by reference herein.

Submission of Matters to a Vote of Security Holders

We held our annual meeting of stockholders on October 9, 2018. At the annual meeting, our stockholders (i) elected each of the nominees listed below to the Company's Board of Directors to serve for a term expiring at the 2019 Annual Meeting; (ii) ratified the selection of BDO USA, LLP as our independent registered public accounting firm for fiscal year 2019; (iii) approved, on an advisory basis, the compensation of the Company's named executive officers, and (iv) approved an amendment to the 2011 Long-Term Incentive Plan to increase the number of shares available under the plan.

The final results for the votes regarding each proposal are set forth below.

1.	The voting results with respect to the election of each director were as follows:
Nominee	For	Abstain/Withhold	Broker Non-Votes
Edward J. Richardson	28,783,326	154,150	2,381,719
Jacques Belin	28,774,438	163,038	2,381,719
James Benham	28,770,520	166,956	2,381,719
Kenneth Halverson	28,770,723	166,753	2,381,719
Robert H. Kluge	28,777,347	160,129	2,381,719
Paul J. Plante	28,738,905	198,571	2,381,719

2.           The voting results with respect to the ratification of the selection of BDO USA, LLP as our independent registered public accounting firm for fiscal year 2019 was approved with 31,306,524 votes “FOR”, 6,968 votes “AGAINST” and 5,703 votes “ABSTAIN/WITHHOLD”.

3.

The voting results with respect to the approval, on an advisory basis, the compensation of our Named Executive Officers was approved with 28,839,967 votes “FOR”, 66,042 votes “AGAINST”, 31,467 votes “ABSTAIN/WITHHOLD” and 2,381,719 broker non-votes.

4.

The voting results with respect to the approval of an amendment to the 2011 Long-Term Incentive Plan to increase the number of shares available under the plan was approved with 28,353,020 votes “FOR”, 535,644 votes “AGAINST”, 48,812 votes “ABSTAIN/WITHHOLD” and 2,381,719 broker non-votes.

ITEM 6.	EXHIBITS

Exhibit Index

EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to Annex III of the Proxy Statement dated August 22, 2014.

3.2	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 15, 2017).

10.1

Form of Restricted Stock Award Agreement Pursuant to the Richardson Electronics, Ltd. 2011 Long-Term Incentive Plan. (incorporated by reference to Exhibit 10(r) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 2, 2018).

10.2

Form of Nonqualified Stock Option Award for Employees Pursuant to the Richardson Electronics, Ltd. 2011 Long-Term Incentive Plan. (incorporated by reference to Exhibit 10(s) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 2, 2018).

10.3

Form of Nonqualified Stock Option Award for Consultants Pursuant to the Richardson Electronics, Ltd. 2011 Long-Term Incentive Plan. (incorporated by reference to Exhibit 10(t) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 2, 2018).

10.4

Amendment to the Employment, Nondisclosure and Non-Compete Agreement between the Company and Lee A. McIntyre III dated June 15, 2015. (incorporated by reference to Exhibit 10(u) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 2, 2018).

31.1	Certification of Edward J. Richardson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Robert J. Ben pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press release, dated October 10, 2018.

101

The following financial information from our Quarterly Report on Form 10-Q for the first quarter of fiscal 2019, filed with the SEC on October 11, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Comprehensive (Loss) Income, (iii) the Unaudited Consolidated Statements of Cash Flows, (iv) the Unaudited Consolidated Statement of Stockholders’ Equity and (v) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RICHARDSON ELECTRONICS, LTD.

Date: October 11, 2018	By:	/s/ Robert J. Ben
Robert J. Ben Chief Financial Officer and Chief Accounting Officer (on behalf of the Registrant and as Principal Financial Officer)