Form 10-Q
period 2018-12-01
RICHARDSON ELECTRONICS LTD/DE
filed 2019-01-10
CIK 355948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 1, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of January 8, 2019, there were outstanding 10,952,601 shares of Common Stock, $0.05 par value and 2,096,919 shares of Class B Common Stock, $0.05 par value, which are convertible into Common Stock of the registrant on a share for share basis.

PART I.      FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

Richardson Electronics, Ltd.

Consolidated Balance Sheets

(in thousands, except per share amounts)

	Unaudited	Audited
	December 1, 2018	June 2, 2018
Assets
Current assets:
Cash and cash equivalents	$47,859	$60,465
Accounts receivable, less allowance of $333 and $309, respectively	22,478	22,892
Inventories, net	51,649	50,720
Prepaid expenses and other assets	3,964	3,747
Investments - current	5,300	—
Total current assets	131,250	137,824
Non-current assets:
Property, plant and equipment, net	19,230	18,232
Goodwill	6,332	6,332
Intangible assets, net	2,887	3,014
Non-current deferred income taxes	744	927
Total non-current assets	29,193	28,505
Total assets	$160,443	$166,329
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,594	$19,603
Accrued liabilities	11,056	10,343
Total current liabilities	26,650	29,946
Non-current liabilities:
Non-current deferred income tax liabilities	281	281
Other non-current liabilities	921	921
Total non-current liabilities	1,202	1,202
Total liabilities	27,852	31,148
Stockholders’ equity
Common stock, $0.05 par value; issued and outstanding 10,953 shares at December 1, 2018 and 10,806 shares at June 2, 2018	547	540
Class B common stock, convertible, $0.05 par value; issued and outstanding 2,097 shares at December 1, 2018 and 2,137 shares at June 2, 2018	105	107
Preferred stock, $1.00 par value, no shares issued	—	—
Additional paid-in-capital	60,654	60,061
Common stock in treasury, at cost, no shares at December 1, 2018 and June 2, 2018	—	—
Retained earnings	68,700	70,107
Accumulated other comprehensive income	2,585	4,366
Total stockholders’ equity	132,591	135,181
Total liabilities and stockholders’ equity	$160,443	$166,329

Richardson Electronics, Ltd.

Unaudited Consolidated Statements of Comprehensive (Loss) Income

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	December 1, 2018	December 2, 2017	December 1, 2018	December 2, 2017
Statements of Comprehensive (Loss) Income
Net sales	$41,314	$39,082	$85,471	$76,077
Cost of sales	28,343	25,708	58,547	50,555
Gross profit	12,971	13,374	26,924	25,522
Selling, general and administrative expenses	13,425	12,602	26,524	24,926
Gain on disposal of assets	—	—	—	(191)
Operating (loss) income	(454)	772	400	787
Other (income) expense:
Investment/interest income	(121)	(36)	(247)	(170)
Foreign exchange (gain) loss	(211)	115	75	316
Other, net	4	(11)	(4)	(15)
Total other (income) expense	(328)	68	(176)	131
(Loss) income from continuing operations before income taxes	(126)	704	576	656
Income tax provision	178	532	449	596
(Loss) income from continuing operations	(304)	172	127	60
Income from discontinued operations	—	1,496	—	1,496
Net (loss) income	(304)	1,668	127	1,556
Foreign currency translation (loss) gain, net of tax	(1,041)	230	(1,781)	2,351
Fair value adjustments on investments loss	—	48	—	34
Comprehensive (loss) income	$(1,345)	$1,946	$(1,654)	$3,941
Net (loss) income per Common share - Basic:
(Loss) income from continuing operations	$(0.02)	$0.01	$0.01	$—
Income from discontinued operations	—	0.12	—	0.12
Total net (loss) income per Common share - Basic	$(0.02)	$0.13	$0.01	$0.12
Net (loss) income per Class B common share - Basic:
(Loss) income from continuing operations	$(0.02)	$0.01	$0.01	$—
Income from discontinued operations	—	0.11	—	0.11
Total net (loss) income per Class B common share - Basic	$(0.02)	$0.12	$0.01	$0.11
Net (loss) income per Common share - Diluted:
(Loss) income from continuing operations	$(0.02)	$0.01	$0.01	$—
Income from discontinued operations	—	0.12	—	0.12
Total net (loss) income per Common share - Diluted	$(0.02)	$0.13	$0.01	$0.12
Net (loss) income per Class B common share - Diluted:
(Loss) income from continuing operations	$(0.02)	$0.01	$0.01	$—
Income from discontinued operations	—	0.11	—	0.11
Total net (loss) income per Class B common share - Diluted	$(0.02)	$0.12	$0.01	$0.11
Weighted average number of shares:
Common shares – Basic	10,952	10,755	10,890	10,734
Class B common shares – Basic	2,097	2,137	2,114	2,137
Common shares – Diluted	10,952	10,789	11,053	10,764
Class B common shares – Diluted	2,097	2,137	2,114	2,137
Dividends per common share	$0.060	$0.060	$0.120	$0.120
Dividends per Class B common share	$0.054	$0.054	$0.108	$0.108

Richardson Electronics, Ltd.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended		Six Months Ended
	December 1, 2018	December 2, 2017	December 1, 2018	December 2, 2017
Operating activities:
Net (loss) income	$(304)	$1,668	$127	$1,556
Adjustments to reconcile net (loss) income to cash provided by (used in) operating activities:
Depreciation and amortization	792	735	1,556	1,467
Inventory provisions	150	125	365	287
Loss (gain) on sale of investments	—	1	—	(24)
Gain on disposal of assets	—	—	—	(191)
Share-based compensation expense	230	208	395	309
Deferred income taxes	97	66	155	62
Change in assets and liabilities:
Accounts receivable	100	(1,735)	(98)	312
Inventories	(1,908)	(2,021)	(1,831)	(4,634)
Prepaid expenses and other assets	(319)	(357)	(282)	(615)
Accounts payable	1,538	1,757	(3,881)	(998)
Accrued liabilities	344	(517)	571	209
Other	161	264	174	(3)
Net cash provided by (used in) operating activities	881	194	(2,749)	(2,263)
Investing activities:
Capital expenditures	(1,120)	(1,720)	(2,192)	(2,735)
Proceeds from sale of assets	—	—	—	276
Proceeds from maturity of investments	—	4,177	—	8,177
Purchases of investments	(3,000)	(3,943)	(5,300)	(3,943)
Proceeds from sales of available-for-sale securities	—	114	—	265
Purchases of available-for-sale securities	—	(114)	—	(265)
Other	—	(2)	—	(5)
Net cash (used in) provided by investing activities	(4,120)	(1,488)	(7,492)	1,770
Financing activities:
Proceeds from issuance of common stock	11	—	203	—
Cash dividends paid	(770)	(763)	(1,534)	(1,521)
Net cash used in financing activities	(759)	(763)	(1,331)	(1,521)
Effect of exchange rate changes on cash and cash equivalents	(621)	81	(1,034)	1,140
Decrease in cash and cash equivalents	(4,619)	(1,976)	(12,606)	(874)
Cash and cash equivalents at beginning of period	52,478	56,429	60,465	55,327
Cash and cash equivalents at end of period	$47,859	$54,453	$47,859	$54,453

Richardson Electronics, Ltd.

Unaudited Consolidated Statement of Stockholders’ Equity

(in thousands, except per share amounts)

	Common	Class B Common	Par Value	Additional Paid In Capital	Common Stock in Treasury	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance June 2, 2018:	10,806	2,137	$647	$60,061	$—	$70,107	$4,366	$135,181
Comprehensive (loss) income
Net income	—	—	—	—	—	127	—	127
Foreign currency translation	—	—	—	—	—	—	(1,781)	(1,781)
Share-based compensation:
Restricted stock	—	—	—	136	—	—	—	136
Stock options	—	—	—	259	—	—	—	259
Common stock:
Options exercised	37	—	2	201	—	—	—	203
Restricted stock issuance	70	—	3	(3)	—	—	—	—
Converted Class B to common	40	(40)	—	—	—	—	—	—
Dividends paid to:
Common ($0.12 per share)	—	—	—	—	—	(1,306)	—	(1,306)
Class B ($0.108 per share)	—	—	—	—	—	(228)	—	(228)
Balance December 1, 2018:	10,953	2,097	$652	$60,654	$—	$68,700	$2,585	$132,591

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

Our fiscal quarter ends on the Saturday nearest the end of the quarter-ending month. The second quarter of fiscal 2019 and fiscal 2018 both contained 13 weeks. The first six months of fiscal 2019 and fiscal 2018 contained 26 and 27 weeks, respectively.

In the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results of interim periods have been made. All inter-company transactions and balances have been eliminated. The unaudited consolidated financial statements presented herein include the accounts of our wholly owned subsidiaries. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The results of our operations for the three and six months ended December 1, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending June 1, 2019.

The financial information contained in this report should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended June 2, 2018, that we filed on August 2, 2018.

3.  CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Inventories, net: Our consolidated inventories were stated at the lower of cost and net realizable value, generally using a weighted-average cost method. Our net inventories include approximately $44.4 million of finished goods, $5.3 million of raw materials and $1.9 million of work-in-progress as of December 1, 2018, as compared to approximately $42.6 million of finished goods, $5.7 million of raw materials and $2.4 million of work-in-progress as of June 2, 2018.

At this time, we do not anticipate any material risks or uncertainties related to possible future inventory write-downs. Provisions for obsolete or slow moving inventories are recorded based upon regular analysis of stock rotation privileges, obsolescence, the exiting of certain markets and assumptions about future demand and market conditions. If future demand changes in the industry, or market conditions differ from management’s estimates, additional provisions may be necessary. Inventory reserves were approximately $4.3 million as of December 1, 2018 and $4.0 million as of June 2, 2018.

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

Effective June 3, 2018, the Company adopted the standard using the modified retrospective method to all contracts. As a result, financial information for the reporting period beginning June 3, 2018 was reported under the new standard, while comparative financial information has not been adjusted and continues to be reported in accordance with the previous standard. The adoption of this standard did not impact the timing of revenue recognition for our customer sales. The adoption did not result in the recognition of a cumulative adjustment to beginning retained earnings, nor did it have a material impact on the consolidated financial statements. For the Company, the most significant impact of the new standard is the addition of required disclosures within the notes to the financial statements.

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

Accrued Liabilities: Accrued liabilities consist of the following (in thousands):

	December 1, 2018	June 2, 2018
Compensation and payroll taxes	$2,840	$3,449
Accrued severance	591	454
Professional fees	628	527
Deferred revenue	2,112	1,888
Other accrued expenses	4,885	4,025
Accrued Liabilities	$11,056	$10,343

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

Contract Liabilities: Contract liabilities and revenue recognized were as follows (in thousands):

	June 2, 2018	Additions	Revenue Recognized	December 1, 2018
Contract liabilities (deferred revenue)	$1,888	$2,043	$(1,819)	$2,112

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

5.  GOODWILL AND INTANGIBLE ASSETS

The carrying value of goodwill was $6.3 million as of December 1, 2018 and June 2, 2018. The goodwill balance in its entirety relates to our IMES reporting unit, which is included in our Healthcare segment.

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

During the first six months of fiscal 2019, no events or circumstances were identified that would indicate impairment may have occurred. Although we believe our projected future operating results and cash flows and related estimates regarding fair values were based on reasonable assumptions, historically, projected operating results and cash flows have not always been achieved. Changes in any of the significant assumptions used, including if the Company does not successfully achieve its operating plan, which is largely dependent on sales from new product offerings, can materially affect the expected cash flows, and such impacts could result in a material non-cash impairment charge of goodwill and other long lived assets.

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

Our intangible assets represent the fair value for trade name, customer relationships, non-compete agreements and technology acquired in connection with our acquisitions. Intangible assets subject to amortization are as follows (in thousands):

	December 1, 2018	June 2, 2018
Gross Amounts:
Trade Name	$659	$659
Customer Relationships(1)	3,396	3,408
Non-compete Agreements	177	177
Technology	230	230
Total Gross Amounts	$4,462	$4,474
Accumulated Amortization:
Trade Name	$655	$651
Customer Relationships	703	617
Non-compete Agreements	127	115
Technology	90	77
Total Accumulated Amortization	$1,575	$1,460

Net Intangibles	$2,887	$3,014

(1)	Change from prior periods reflect impact of foreign currency translation.

The amortization expense associated with the intangible assets subject to amortization for the next five years is presented in the following table (in thousands):

Fiscal Year	Amortization Expense
Remaining 2019	$123
2020	257
2021	245
2022	252
2023	245
Thereafter	1,765
Total amortization expense	$2,887

The weighted average number of years of amortization expense remaining is 15.1 years.

6.  INVESTMENTS

As of December 1, 2018, we had $5.3 million invested in certificate of deposits (“CDs”) which mature in less than twelve months. The fair value of these investments was equal to the face value of the CDs.

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

Warranty reserves are established for costs that are expected to be incurred after the sale and delivery of products under warranty. Warranty reserves are included in accrued liabilities on our consolidated balance sheets. The warranty reserves are determined based on known product failures, historical experience and other available evidence. Warranty reserves were approximately $0.2 million as of December 1, 2018 and $0.1 million as of June 2, 2018.

8.  LEASE OBLIGATIONS, OTHER COMMITMENTS AND CONTINGENCIES

We lease certain warehouse and office facilities and office equipment under non-cancelable operating leases. Rent expense was $0.9 million during the first six months of fiscal 2019 and $0.9 million during the first six months of fiscal 2018. Our future lease commitments for minimum rentals, including common area maintenance charges and property taxes during the next five years are as follows (in thousands):

Fiscal Year	Payments
Remaining 2019	$850
2020	1,263
2021	869
2022	172
2023	34
Thereafter	90

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

The new standard is effective for the Company on June 2, 2019, with early adoption permitted. We expect to adopt the new standard on its effective date. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. We are in the process of evaluating the impact that the new standard will have on the consolidated financial statements. We expect that this standard will have a material effect on our financial statements. While we continue to assess all of the effects of adoption, we are unable to quantify the impact at this time. We currently believe the most significant effects relate to the recognition of new ROU assets and lease liabilities on our balance sheet for our operating leases and providing significant new disclosures about our leasing activities. We do not expect a significant change in our leasing activities between now and adoption.

9.  INCOME TAXES

We recorded an income tax provision of $0.4 million and $0.6 million for the first six months of fiscal 2019 and the first six months of fiscal 2018, respectively. The effective income tax rate during the first six months of fiscal 2019 was a tax provision of 77.9%, as compared to a tax provision of 90.9% during the first six months of fiscal 2018. The difference in rate during the first six months of fiscal 2019, as compared to the first six months of fiscal 2018, reflects the changes in our geographical distribution of income (loss), the recording of provision to return true-ups of various foreign jurisdictions and our positions with respect to ASC 740-30, Income Taxes - Other Considerations or Special Areas. The 77.9% effective income tax rate differs from the federal statutory rate of 21% as a result of our geographical distribution of income (loss) and the movement of the valuation allowance against our U.S. state and federal net deferred tax assets.

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

The Company is subject to additional requirements of the Act beginning in fiscal 2019. Those provisions include a tax on global intangible low-taxed income (“GILTI”), a tax determined by base erosion and anti-avoidance tax (“BEAT”) related to certain payments between a U.S. corporation and foreign related entities, a limitation of certain executive compensation and a deduction for foreign derived intangible income. The Company has not recorded any tax liability/(benefit) for these provisions during the first six months of fiscal 2019 due to tax attributes or credits anticipated to offset these liabilities. The Company also has not determined its accounting policy to treat the taxes due on GILTI as a period cost or include in the determination of deferred taxes. The Company does not anticipate being subject to BEAT provision due to the revenue thresholds.

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

We have historically determined that certain undistributed earnings of our foreign subsidiaries, to the extent of cash available, will be repatriated to the U.S. Due to the deemed repatriation tax, the untaxed outside basis difference for which the historic balance has primarily related has been reduced. Accordingly, we have provided a deferred tax liability totaling $0.3 million as of December 1, 2018 on foreign earnings of $26.2 million. As of June 2, 2018, the deferred tax liability totaled $0.3 million on foreign earnings of $28.6 million. The change relates to actual cash distributions from Japan and Korea. Due to various tax attributes that are continuously changing, it is not practicable to determine what, if any, tax liability might exist if such earnings were to be repatriated.

As of December 1, 2018, our worldwide liability for uncertain tax positions related to continuing operations was $0.1 million, excluding interest and penalties, as compared to $0.1 million liabilities for uncertain tax positions as of June 2, 2018. There was no change in recorded uncertain tax positions during the first six months of fiscal year 2019. We record penalties and interest related to uncertain tax positions in the income tax expense line item within the consolidated statements of comprehensive (loss) income.

The valuation allowance against the net deferred tax assets that will more likely than not be realized was $9.1 million as of June 2, 2018. The valuation allowance against the net deferred tax assets was $9.2 million as of December 1, 2018 as $0.1 million of additional domestic federal and state net deferred tax assets were generated during the first two quarters of fiscal year 2019 from losses in the U.S. jurisdiction. A full valuation allowance on the U.S. and state deferred tax assets will be maintained until sufficient positive evidence related to sources of future taxable income exists to support a reversal of the valuation allowance. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth.

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

The earnings per share (“EPS”) presented in our unaudited consolidated statements of comprehensive (loss) income were based on the following amounts (in thousands, except per share amounts):

	Three Months Ended
	December 1, 2018		December 2, 2017
	Basic	Diluted	Basic	Diluted
Numerator for Basic and Diluted EPS:
Net (loss) income from continuing operations	$(304)	$(304)	$172	$172
Less dividends:
Common stock	658	658	647	647
Class B common stock	112	112	116	116
Undistributed losses	$(1,074)	$(1,074)	$(591)	$(591)
Common stock undistributed losses	$(916)	$(916)	$(501)	$(501)
Class B common stock undistributed losses	(158)	(158)	(90)	(90)
Total undistributed losses	$(1,074)	$(1,074)	$(591)	$(591)
Income from discontinued operations	$—	$—	$1,496	$1,496
Less dividends:
Common stock	—	—	647	647
Class B common stock	—	—	116	116
Undistributed earnings	$—	$—	$733	$733
Common stock undistributed earnings	$—	$—	$622	$622
Class B common stock undistributed earnings	—	—	111	111
Total undistributed earnings	$—	$—	$733	$733
Net (loss) income	$(304)	$(304)	$1,668	$1,668
Less dividends:
Common stock	658	658	647	647
Class B common stock	112	112	116	116
Undistributed (losses) earnings	$(1,074)	$(1,074)	$905	$905
Common stock undistributed (losses) earnings	$(916)	$(916)	$768	$768
Class B common stock undistributed (losses) earnings	(158)	(158)	137	137
Total undistributed (losses) earnings	$(1,074)	$(1,074)	$905	$905
Denominator for Basic and Diluted EPS:
Common stock weighted average shares	10,952	10,952	10,755	10,755
Class B common stock weighted average shares, and shares under if-converted method for diluted EPS	2,097	2,097	2,137	2,137
Effect of dilutive securities
Dilutive stock options		—		34
Denominator for diluted EPS adjusted for weighted average shares and assumed conversions		13,049		12,926
Net (loss) income from continuing operations per share:
Common stock	$(0.02)	$(0.02)	$0.01	$0.01
Class B common stock	$(0.02)	$(0.02)	$0.01	$0.01
Income from discontinued operations per share:
Common stock	$—	$—	$0.12	$0.12
Class B common stock	$—	$—	$0.11	$0.11
Net (loss) income per share:
Common stock	$(0.02)	$(0.02)	$0.13	$0.13
Class B common stock	$(0.02)	$(0.02)	$0.12	$0.12

Note: Common stock options that were anti-dilutive and not included in diluted earnings per common share for the second quarter of fiscal 2019 were 117.

	Six Months Ended
	December 1, 2018		December 2, 2017
	Basic	Diluted	Basic	Diluted
Numerator for Basic and Diluted EPS:
Income from continuing operations	$127	$127	$60	$60
Less dividends:
Common stock	1,306	1,306	1,290	1,290
Class B common stock	228	228	231	231
Undistributed losses	$(1,407)	$(1,407)	$(1,461)	$(1,461)
Common stock undistributed losses	$(1,198)	$(1,200)	$(1,239)	$(1,239)
Class B common stock undistributed losses	(209)	(207)	(222)	(222)
Total undistributed losses	$(1,407)	$(1,407)	$(1,461)	$(1,461)
Income from discontinued operations	$—	$—	$1,496	$1,496
Less dividends:
Common stock	—	—	1,290	1,290
Class B common stock	—	—	231	231
Undistributed losses	$—	$—	$(25)	$(25)
Common stock undistributed losses	$—	$—	$(21)	$(21)
Class B common stock undistributed losses	—	—	(4)	(4)
Total undistributed losses	$—	$—	$(25)	$(25)
Net income	$127	$127	$1,556	$1,556
Less dividends:
Common stock	1,306	1,306	1,290	1,290
Class B common stock	228	228	231	231
Undistributed (losses) earnings	$(1,407)	$(1,407)	$35	$35
Common stock undistributed (losses) earnings	$(1,198)	$(1,200)	$30	$30
Class B common stock undistributed (losses) earnings	(209)	(207)	5	5
Total undistributed (losses) earnings	$(1,407)	$(1,407)	$35	$35
Denominator for basic and diluted EPS:
Common stock weighted average shares	10,890	10,890	10,734	10,734
Class B common stock weighted average shares, and shares under if-converted method for diluted EPS	2,114	2,114	2,137	2,137
Effect of dilutive securities
Dilutive stock options		163		30
Denominator for diluted EPS adjusted for weighted average shares and assumed conversions		13,167		12,901
Income from continuing operations per share:
Common stock	$0.01	$0.01	$—	$—
Class B common stock	$0.01	$0.01	$—	$—
Income from discontinued operations per share:
Common stock	$—	$—	$0.12	$0.12
Class B common stock	$—	$—	$0.11	$0.11
Net income per share:
Common stock	$0.01	$0.01	$0.12	$0.12
Class B common stock	$0.01	$0.01	$0.11	$0.11

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

The CEO evaluates performance and allocates resources primarily based on the gross profit of each segment.

Operating results by segment are summarized in the following table (in thousands):

	Three Months Ended		Six Months Ended
	December 1, 2018	December 2, 2017	December 1, 2018	December 2, 2017
PMT
Net Sales	$32,328	$30,063	$67,097	$59,187
Gross Profit	10,107	10,262	21,114	19,836
Canvys
Net Sales	$6,498	$6,707	$13,671	$12,472
Gross Profit	2,132	2,128	4,445	3,674
Healthcare
Net Sales	$2,488	$2,312	$4,703	$4,418
Gross Profit	732	984	1,365	2,012

Geographic net sales information is primarily grouped by customer destination into five areas: North America; Asia/Pacific; Europe; Latin America; and Other.

Net sales and gross profit by geographic region are summarized in the following table (in thousands):

	Three Months Ended		Six Months Ended
	December 1, 2018	December 2, 2017	December 1, 2018	December 2, 2017
Net Sales
North America	$16,825	$15,846	$33,848	$30,909
Asia/Pacific	8,520	7,457	18,062	14,467
Europe	13,393	13,615	28,149	26,115
Latin America	2,559	2,141	5,373	4,560
Other (1)	17	23	39	26
Total	$41,314	$39,082	$85,471	$76,077
Gross Profit
North America	$6,518	$6,186	$13,105	$11,792
Asia/Pacific	2,701	2,545	5,706	4,925
Europe	4,215	4,484	8,738	8,589
Latin America	955	854	2,021	1,818
Other (1)	(1,418)	(695)	(2,646)	(1,602)
Total	$12,971	$13,374	$26,924	$25,522

(1)	Other includes primarily net sales not allocated to a specific geographical region, unabsorbed value-add costs and other unallocated expenses.

We sell our products to customers in diversified industries and perform periodic credit evaluations of our customers’ financial condition. Terms are generally on open account, payable net 30 days in North America, and vary throughout Asia/Pacific, Europe and Latin America. Estimates of credit losses are recorded in the financial statements based on monthly reviews of outstanding accounts.

12. LITIGATION

On December 5, 2017, Steven H. Busch filed a Verified Stockholder Derivative Complaint against Edward J. Richardson, Paul Plante, Jacques Belin, James Benham, Kenneth Halverson and the Company in the Delaware Court of Chancery, captioned Steven H. Busch v. Edward J. Richardson, et al., C.A. No. 2017-0868-AGB. The lawsuit alleges claims for breach of fiduciary duty by the Company’s directors and challenges the decision of a special committee of the Company’s Board to refuse Mr. Busch’s demand that the Company’s Board, among other things, rescind the Company’s May 2013 repurchase of stock from Mr. Richardson and May 2013 and October 2014 repurchases of Company stock from the Richardson Wildlife Foundation. On September 21, 2018, the court heard oral arguments on the Company’s March 9, 2018 motion to dismiss the lawsuit. On November 14, 2018, the Court of Chancery issued a ruling granting defendant’s motion to dismiss and dismissed the case with prejudice. The plaintiff’s time to appeal the Court of Chancery dismissal expired December 14, 2018. No notice of appeal was filed. The case is concluded.

On October 15, 2018, Varex Imaging Corporation (“Varex”) filed its original Complaint (Case No. 1:18-cv-06911) against Richardson Electronics Ltd. (“Richardson”) in the Northern District of Illinois, which was subsequently amended on November 27, 2018. Varex alleged counts of infringement of U.S. Patent Nos. 6,456,692 and 6,519,317. Subsequently, on October 24, 2018, Varex filed a motion for preliminary injunction to stop the sale of Richardson’s ALTA750 TM product. Richardson moved to dismiss this case and filed an opposition to the preliminary injunction. The Court will take these matters up at hearings on January 23, 28 and 29, 2019. The Company believes the lawsuit to be without merit and a loss is not probable or estimable based on the information at the time the financial statements were issued.

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

As of December 1, 2018, we held investments that were required to be measured at fair value on a recurring basis. Our investments consisted of CDs where face value was equal to fair value.

Investments measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of December 1, 2018 were as follows (in thousands):

Level 1
December 1, 2018
CDs	5,300

14. RELATED PARTY TRANSACTION

On June 15, 2015, the Company entered into a lease agreement for the IMES facility with LDL, LLC. The Executive Vice President of IMES, Lee A. McIntyre III (former owner of IMES), has an ownership interest in LDL, LLC. The lease agreement provides for monthly payments over five years with total future minimum lease payments of $0.2 million. Rental expense related to this lease amounted to $0.1 million for the six months ended December 1, 2018 and for the six months ended December 2, 2017. The Company shall be entitled to extend the term of the lease for a period of an additional five years by notifying the landlord in writing of its intention to do so within nine months of the expiration of the initial term.

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

INTRODUCTION

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to assist the reader in better understanding our business, results of operations, financial condition, changes in financial condition, critical accounting policies and estimates and significant developments. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes appearing elsewhere in this filing. This section is organized as follows:

•	Business Overview – a brief synopsis of our Company for the periods ended December 1, 2018 and December 2, 2017.
•

Results of Operations – an analysis and comparison of our consolidated results of operations for the three and six month periods ended December 1, 2018 and December 2, 2017, as reflected in our consolidated statements of comprehensive (loss) income.

•

Liquidity, Financial Position and Capital Resources – a discussion of our primary sources and uses of cash for the three and six month periods ended December 1, 2018 and December 2, 2017, and a discussion of changes in our financial position.

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

We currently have operations in the following major geographic regions: North America, Asia/Pacific, Europe and Latin America.

RESULTS OF OPERATIONS

Financial Summary – Three Months Ended December 1, 2018

•	The second quarter of fiscal 2019 and fiscal 2018 each contained 13 weeks.
•	Net sales for the second quarter of fiscal 2019 were $41.3 million, an increase of 5.7%, compared to net sales of $39.1 million during the second quarter of fiscal 2018.
•	Gross margin decreased to 31.4% during the second quarter of fiscal 2019 compared to 34.2% during the second quarter of fiscal 2018.
•

Selling, general and administrative expenses were $13.4 million, or 32.5% of net sales, for the second quarter of fiscal 2019 compared to $12.6 million, or 32.2% of net sales, for the second quarter of fiscal 2018.

•	Operating loss during the second quarter of fiscal 2019 was $0.5 million compared to an operating income of $0.8 million in the second quarter of fiscal 2018.
•

Net loss during the second quarter of fiscal 2019 was $0.3 million compared to net income of $1.7 million during the second quarter of fiscal 2018. Net income during the second quarter of fiscal 2018 included income of $1.5 million from discontinued operations.

Financial Summary – Six Months Ended December 1, 2018

•	The first six months of fiscal 2019 and fiscal 2018 contained 26 and 27 weeks, respectively.
•	Net sales for the first six months of fiscal 2019 were $85.5 million, an increase of 12.3%, compared to net sales of $76.1 million during the first six months of fiscal 2018.
•	Gross margin decreased to 31.5% during the first six months of fiscal 2019 compared to 33.5% during the first six months of fiscal 2018.
•

Selling, general and administrative expenses were $26.5 million, or 31.0% of net sales, for the first six months of fiscal 2019, compared to $24.9 million, or 32.8% of net sales, for the first six months of fiscal 2018.

•	Operating income during the first six months of fiscal 2019 was $0.4 million compared to an operating income of $0.8 million in the first six months of fiscal 2018.
•

Net income during the first six months of fiscal 2019 was $0.1 million compared to net income of $1.6 million during the first six months of fiscal 2018. Net income during the second quarter of fiscal 2018 included income of $1.5 million from discontinued operations.

Net Sales and Gross Profit Analysis

Net sales by segment and percent change for the second quarter and first six months of fiscal 2019 and fiscal 2018 were as follows (in thousands):

Net Sales	Three Months Ended		FY19 vs. FY18
	December 1, 2018	December 2, 2017	% Change
PMT	$32,328	$30,063	7.5%
Canvys	6,498	6,707	-3.1%
Healthcare	2,488	2,312	7.6%
Total	$41,314	$39,082	5.7%

	Six Months Ended		FY19 vs. FY18
	December 1, 2018	December 2, 2017	% Change
PMT	$67,097	$59,187	13.4%
Canvys	13,671	12,472	9.6%
Healthcare	4,703	4,418	6.5%
Total	$85,471	$76,077	12.3%

During the second quarter of fiscal 2019, consolidated net sales increased 5.7% compared to the second quarter of fiscal 2018. Sales for PMT increased 7.5%, sales for Canvys decreased 3.1% and sales for Healthcare increased 7.6%. The increase in PMT was mainly due to major growth in our new technology partners in RF and microwave components and power conversion and market share gains in the RF and microwave tube business. The decrease in Canvys was due to several large non-recurring orders that shipped in the second quarter of fiscal 2018. The increase in Healthcare was due to higher CT tube sales and increasing equipment sales, partially offset by lower part sales.

During the first six months of fiscal 2019, consolidated net sales increased 12.3% compared to the first six months of fiscal 2018. Sales for PMT increased 13.4%, sales for Canvys increased 9.6% and sales for Healthcare increased 6.5%. The increase in PMT was due to specialty products manufactured in LaFox, market share gains in our legacy tube business and a strong increase in new technology partners in power conversion and RF and microwave components. The increase in Canvys was due to increased customer demand in our North American and European markets. The increase in Healthcare was due to higher CT tube sales and increasing equipment sales, partially offset by lower part sales.

Gross profit by segment and percent of net sales for the second quarter and first six months of fiscal 2019 and fiscal 2018 were as follows (in thousands):

Gross Profit	Three Months Ended
	December 1, 2018	% of Net Sales	December 2, 2017	% of Net Sales
PMT	$10,107	31.3%	$10,262	34.1%
Canvys	2,132	32.8%	2,128	31.7%
Healthcare	732	29.4%	984	42.6%
Total	$12,971	31.4%	$13,374	34.2%

	Six Months Ended
	December 1, 2018	% of Net Sales	December 2, 2017	% of Net Sales
PMT	$21,114	31.5%	$19,836	33.5%
Canvys	4,445	32.5%	3,674	29.5%
Healthcare	1,365	29.0%	2,012	45.5%
Total	$26,924	31.5%	$25,522	33.5%

Gross profit reflects the distribution and manufacturing product margin less manufacturing variances, inventory obsolescence charges, customer returns, scrap and cycle count adjustments, engineering costs and other provisions.

Consolidated gross profit decreased to $13.0 million during the second quarter of fiscal 2019 compared to $13.4 million during the second quarter of fiscal 2018. Consolidated gross margin as a percentage of net sales decreased to 31.4% during the second quarter of fiscal 2019 from 34.2% during the second quarter of fiscal 2018, primarily due to unfavorable product mix and manufacturing variances for PMT, unfavorable product mix and manufacturing variances for Healthcare, partially offset by favorable product mix and lower costs on selected products for Canvys.

Consolidated gross profit increased to $26.9 million during the first six months of fiscal 2019 compared to $25.5 million during the first six months of fiscal 2018. Consolidated gross margin as a percentage of net sales decreased to 31.5% during the first six months of fiscal 2019 from 33.5% during the first six months of fiscal 2018, primarily due to unfavorable product mix and manufacturing variances for PMT, unfavorable product mix and manufacturing variances for Healthcare, partially offset by favorable product mix and lower costs on selected products for Canvys.

Power and Microwave Technologies Group

PMT net sales increased 7.5% to $32.3 million during the second quarter of fiscal 2019 from $30.1 million during the second quarter of fiscal 2018. The increase was due to major growth in our new technology partners in power conversion and RF and microwave components as well as market share gains in the RF and microwave tube business. Gross margin as a percentage of net sales decreased to 31.3% during the second quarter of fiscal 2019 as compared to 34.1% during the second quarter of fiscal 2018, due to unfavorable product mix and manufacturing variances.

PMT net sales increased 13.4% to $67.1 million during the first six months of fiscal 2019 from $59.2 million during the first six months of fiscal 2018. The increase included sales of specialty products manufactured in LaFox, market share gains in our legacy tube business and sales from new technology partners in power conversion and RF and microwave components. Gross margin as a percentage of net sales decreased to 31.5% during the first six months of fiscal 2019 as compared to 33.5% during the first six months of fiscal 2018, due to unfavorable product mix and manufacturing variances.

Canvys

Canvys net sales decreased 3.1% to $6.5 million during the second quarter of fiscal 2019 from $6.7 million during the second quarter of fiscal 2018 due to several large non-recurring orders that shipped in the second quarter of fiscal 2018. Gross margin as a percentage of net sales increased to 32.8% during the second quarter of fiscal 2019 as compared to 31.7% during the second quarter of fiscal 2018, due to favorable product mix and lower costs on selected products sold.

Canvys net sales increased 9.6% to $13.7 million during the first six months of fiscal 2019 from $12.5 million during the first six months of fiscal 2018 due to increased customer demand in our North American and European markets. Gross margin as a percentage of net sales increased to 32.5% during the first six months of fiscal 2019 as compared to 29.5% during the first six months of fiscal 2018, due to favorable product mix and lower costs on selected products sold.

Healthcare

Healthcare net sales increased 7.6% to $2.5 million during the second quarter of fiscal 2019 from $2.3 million during the second quarter of fiscal 2018 due to higher CT tube sales and increasing equipment sales, partially offset by lower parts sales. Gross margin as a percentage of net sales decreased to 29.4% during the second quarter of fiscal 2019 as compared to 42.6% during the second quarter of fiscal 2018 due to an unfavorable product mix and manufacturing variances.

Healthcare net sales increased 6.5% to $4.7 million during the first six months of fiscal 2019 from $4.4 million during the first six months of fiscal 2018 due to higher CT tube sales and increasing equipment sales, partially offset by lower parts sales. Gross margin as a percentage of net sales decreased to 29.0% during the first six months of fiscal 2019 as compared to 45.5% during the first six months of fiscal 2018 due to an unfavorable product mix and manufacturing variances.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $13.4 million during the second quarter of fiscal 2019 from $12.6 million in the second quarter of fiscal 2018. The increase was due to $0.3 million of higher legal costs, severance expense of $0.2 million related to actions taken to improve the manufacturing variances and a $0.2 million recovery of a bad debt recorded in last year’s second quarter. Operating expenses as a percent of net sales increased to 32.5% in the second quarter of fiscal 2019 from 32.2% in the second quarter of fiscal 2018.

Selling, general and administrative expenses increased to $26.5 million during the first six months of fiscal 2019 from $24.9 million during the first six months of fiscal 2018. The increase was due to additional compensation and other expenses related to the increase in net sales as well as the higher legal, severance and bad debt expense as discussed above.

Other Income/Expense

Other income/expense was income of $0.3 million during the second quarter of fiscal 2019, compared to expense of $0.1 million during the second quarter of fiscal 2018. Other income/expense during the second quarter of fiscal 2019 included $0.2 million of foreign exchange gains and $0.1 million of investment/interest income. Other expense during the second quarter of fiscal 2018 included $0.1 million of foreign exchange losses. Our foreign exchange gains and losses are primarily due to the translation of U.S. dollars held in non-U.S. entities. We currently do not utilize derivative instruments to manage our exposure to foreign currency.

Other income/expense was $0.2 million of income during the first six months of fiscal 2019, compared to expense of $0.1 million during the first six months of fiscal 2018. Other income during the first six months of fiscal 2019 included $0.1 million of foreign exchange losses offset by $0.3 million of investment/interest income. Other expense during the first six months of fiscal 2018 included $0.3 million of foreign exchange losses partially offset by $0.2 million of investment/interest income.

Income Tax Provision

We recorded an income tax provision of $0.4 million and $0.6 million for the first six months of fiscal 2019 and the first six months of fiscal 2018, respectively. The effective income tax rate during the first six months of fiscal 2019 was a tax provision of 77.9%, as compared to a tax provision of 90.9% during the first six months of fiscal 2018. The difference in rate during the first six months of fiscal 2019, as compared to the first six months of fiscal 2018, reflects the changes in our geographical distribution of income (loss), the recording of provision to return true-ups of various foreign jurisdictions and our positions with respect to ASC 740-30, Income Taxes - Other Considerations or Special Areas. The 77.9% effective income tax rate differs from the federal statutory rate of 21% as a result of our geographical distribution of income (loss) and the movement of the valuation allowance against our U.S. state and federal net deferred tax assets.

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

Net (Loss)Income and Per Share Data

Net loss during the second quarter of fiscal 2019 was $0.3 million or ($0.02) per diluted common share and ($0.02) per Class B diluted common share as compared to net income, including income from discontinued operations of $1.5 million, of $1.7 million during the second quarter of fiscal 2018, or $0.13 per diluted common share and $0.12 per Class B diluted common share.

Net income during the first six months of fiscal 2019 was $0.1 million, or $0.01 per diluted common share and $0.01 per Class B diluted common share as compared to net income, including income from discontinued operations of $1.5 million, of $1.6 million during the first six months of fiscal 2018, or $0.12 per diluted common share and $0.11 per Class B diluted common share.

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

Our operations and cash needs have been primarily financed through income from operations and cash on hand.

Cash and cash equivalents were $47.9 million at December 1, 2018. Investments included CDs classified as short-term investments of $5.3 million. Cash and investments at December 1, 2018 consisted of $25.3 million in North America, $18.6 million in Europe, $1.1 million in Latin America and $8.2 million in Asia/Pacific. We repatriated $2.3 million total cash from our entities in Japan and Korea in the first quarter of fiscal 2019.

Cash and cash equivalents were $60.5 million at June 2, 2018. We had no investments at June 2, 2018. Cash and cash equivalents at June 2, 2018 consisted of $26.5 million in North America, $20.2 million in Europe, $1.0 million in Latin America and $12.8 million in Asia/Pacific. We repatriated $21.2 million of foreign cash to our U.S. parent company in fiscal 2018, $17.7 million from our Hong Kong entity and the remainder from our entities in Singapore, Italy and Taiwan.

We believe that the existing sources of liquidity, including current cash, will provide sufficient resources to meet known capital requirements and working capital needs through the next twelve months.

Cash Flows from Operating Activities

The cash used in operating activities primarily resulted from net income (loss) adjusted for non-cash items and changes in our operating assets and liabilities.

Operating activities used $2.7 million of cash during the first six months of fiscal 2019. We had net income of $0.1 million during the first six months of fiscal 2019, which included non-cash stock-based compensation expense of $0.4 million associated with the issuance of stock option and restricted stock awards, $0.4 million for inventory reserve provisions and depreciation and amortization expense of $1.6 million associated with our property and equipment as well as amortization of our intangible assets. Changes in our operating assets and liabilities resulted in a use of cash of $5.3 million during the first six months of fiscal 2019, net of foreign currency exchange gains and losses, included a decrease of $3.9 million in accounts payable, an increase in inventory of $1.8 million and an increase of $0.3 million in prepaid expenses and other assets, partially offset by an increase in accrued liabilities of $0.6 million. The decrease in our accounts payable was due to timing of payments for some of our larger vendors for both inventory and services. The inventory increase was due to growth in supplying replacement systems and parts to the Healthcare market as well as an increase in components for the production of the ALTA 750 TM CT Tube.

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

Cash used in investing activities of $7.5 million during the first six months of fiscal 2019 included $5.3 million from purchases of investments and $2.2 million in capital expenditures. Capital expenditures relates primarily to our Healthcare growth initiatives, a new air conditioner unit for the building, investments in our LaFox manufacturing operation and capital used for our IT system.

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

Our purchases of investments consisted of CDs. Purchasing of future investments may vary from period to period due to interest and foreign currency exchange rates.

Cash Flows from Financing Activities

The cash flow from financing activities consisted primarily of cash dividends paid.

Cash used in financing activities of $1.3 million during the first six months of fiscal 2019 resulted from $1.5 million of cash used to pay dividends partially offset by $0.2 million of proceeds from the issuance of common stock from stock option exercises.

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
(a)	Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 1, 2018.

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

(b)	Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the second quarter of fiscal 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On December 5, 2017, Steven H. Busch filed a Verified Stockholder Derivative Complaint against Edward J. Richardson, Paul Plante, Jacques Belin, James Benham, Kenneth Halverson and the Company in the Delaware Court of Chancery, captioned Steven H. Busch v. Edward J. Richardson, et al., C.A. No. 2017-0868-AGB. The lawsuit alleges claims for breach of fiduciary duty by the Company’s directors and challenges the decision of a special committee of the Company’s Board to refuse Mr. Busch’s demand that the Company’s Board, among other things, rescind the Company’s May 2013 repurchase of stock from Mr. Richardson and May 2013 and October 2014 repurchases of Company stock from the Richardson Wildlife Foundation. On September 21, 2018, the court heard oral arguments on the Company’s March 9, 2018 motion to dismiss the lawsuit. On November 14, 2018, the Court of Chancery issued a ruling granting defendant’s motion to dismiss and dismissed the case with prejudice. The plaintiff’s time to appeal the Court of Chancery dismissal expired December 14, 2018. No notice of appeal was filed. The case is concluded.

On October 15, 2018, Varex Imaging Corporation (“Varex”) filed its original Complaint (Case No. 1:18-cv-06911) against Richardson Electronics Ltd. (“Richardson”) in the Northern District of Illinois, which was subsequently amended on November 27, 2018. Varex alleged counts of infringement of U.S. Patent Nos. 6,456,692 and 6,519,317. Subsequently, on October 24, 2018, Varex filed a motion for preliminary injunction to stop the sale of Richardson’s ALTA750TM product. Richardson moved to dismiss this case and filed an opposition to the preliminary injunction. The Court will take these matters up at hearings on January 23, 28 and 29, 2019. The Company believes the lawsuit to be without merit and a loss is not probable or estimable based on the information at the time the financial statements were issued.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended June 2, 2018, filed August 2, 2018.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ITEM 5.	OTHER INFORMATION

Results of Operation and Financial Condition and Declaration of Dividend

On January 9, 2019, we issued a press release reporting results for our second quarter ended December 1, 2018, and the declaration of a cash dividend. A copy of the press release is furnished as Exhibit 99.1 to this Form 10-Q and incorporated by reference herein.

ITEM 6.EXHIBITS

Exhibit Index

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to Annex III of the Proxy Statement dated August 22, 2014.

3.2	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 15, 2017).

10.1	Amendment, dated December 14, 2018, to the Employment, Nondisclosure and Non-Compete Agreement between the Company and Lee A. McIntyre III dated June 15, 2015.

31.1	Certification of Edward J. Richardson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Robert J. Ben pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press release, dated January 9, 2019.

101

The following financial information from our Quarterly Report on Form 10-Q for the second quarter of fiscal 2019, filed with the SEC on January 10, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Comprehensive (Loss) Income, (iii) the Unaudited Consolidated Statements of Cash Flows, (iv) the Unaudited Consolidated Statement of Stockholders’ Equity and (v) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RICHARDSON ELECTRONICS, LTD.

Date: January 10, 2019	By:	/s/ Robert J. Ben
Robert J. Ben Chief Financial Officer and Chief Accounting Officer (on behalf of the Registrant and as Principal Financial Officer)