Form 10-Q
period 2019-03-02
RICHARDSON ELECTRONICS LTD/DE
filed 2019-04-11
CIK 355948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 2, 2019

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

As of April 9, 2019, there were outstanding 10,956,852 shares of Common Stock, $0.05 par value and 2,096,919 shares of Class B Common Stock, $0.05 par value, which are convertible into Common Stock of the registrant on a share for share basis.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Richardson Electronics, Ltd.

Consolidated Balance Sheets

(in thousands, except per share amounts)

	Unaudited	Audited
	March 2, 2019	June 2, 2018
Assets
Current assets:
Cash and cash equivalents	$33,869	$60,465
Accounts receivable, less allowance of $422 and $309, respectively	23,102	22,892
Inventories, net	53,094	50,720
Prepaid expenses and other assets	3,365	3,747
Investments - current	15,500	—
Total current assets	128,930	137,824
Non-current assets:
Property, plant and equipment, net	19,316	18,232
Goodwill	6,332	6,332
Intangible assets, net	2,829	3,014
Non-current deferred income taxes	641	927
Total non-current assets	29,118	28,505
Total assets	$158,048	$166,329
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$14,052	$19,603
Accrued liabilities	11,292	10,343
Total current liabilities	25,344	29,946
Non-current liabilities:
Non-current deferred income tax liabilities	281	281
Other non-current liabilities	948	921
Total non-current liabilities	1,229	1,202
Total liabilities	26,573	31,148
Stockholders’ equity
Common stock, $0.05 par value; issued and outstanding 10,956 shares at March 2, 2019 and 10,806 shares at June 2, 2018	547	540
Class B common stock, convertible, $0.05 par value; issued and outstanding 2,097 shares at March 2, 2019 and 2,137 shares at June 2, 2018	105	107
Preferred stock, $1.00 par value, no shares issued	—	—
Additional paid-in-capital	60,846	60,061
Common stock in treasury, at cost, no shares at March 2, 2019 and June 2, 2018	—	—
Retained earnings	66,851	70,107
Accumulated other comprehensive income	3,126	4,366
Total stockholders’ equity	131,475	135,181
Total liabilities and stockholders’ equity	$158,048	$166,329

Richardson Electronics, Ltd.

Unaudited Consolidated Statements of Comprehensive (Loss) Income

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	March 2, 2019	March 3, 2018	March 2, 2019	March 3, 2018
Statements of Comprehensive (Loss) Income
Net sales	$39,018	$41,645	$124,489	$117,722
Cost of sales	26,719	27,578	85,266	78,133
Gross profit	12,299	14,067	39,223	39,589
Selling, general and administrative expenses	13,097	13,097	39,621	38,023
Loss (gain) on disposal of assets	—	3	—	(188)
Operating (loss) income	(798)	967	(398)	1,754
Other (income) expense:
Investment/interest income	(155)	(208)	(402)	(378)
Foreign exchange loss	130	159	205	475
Other, net	—	1	(4)	(14)
Total other (income) expense	(25)	(48)	(201)	83
(Loss) income from continuing operations before income taxes	(773)	1,015	(197)	1,671
Income tax provision	305	488	754	1,084
(Loss) income from continuing operations	(1,078)	527	(951)	587
Income from discontinued operations	—	—	—	1,496
Net (loss) income	(1,078)	527	(951)	2,083
Foreign currency translation gain (loss), net of tax	541	1,646	(1,240)	3,997
Fair value adjustments on investments loss	—	(164)	—	(130)
Comprehensive (loss) income	$(537)	$2,009	$(2,191)	$5,950
Net (loss) income per Common share - Basic:
(Loss) income from continuing operations	$(0.08)	$0.04	$(0.07)	$0.05
Income from discontinued operations	—	—	—	0.12
Total net (loss) income per Common share - Basic	$(0.08)	$0.04	$(0.07)	$0.17
Net (loss) income per Class B common share - Basic:
(Loss) income from continuing operations	$(0.08)	$0.04	$(0.07)	$0.04
Income from discontinued operations	—	—	—	0.11
Total net (loss) income per Class B common share - Basic	$(0.08)	$0.04	$(0.07)	$0.15
Net (loss) income per Common share - Diluted:
(Loss) income from continuing operations	$(0.08)	$0.04	$(0.07)	$0.05
Income from discontinued operations	—	—	—	0.12
Total net (loss) income per Common share - Diluted	$(0.08)	$0.04	$(0.07)	$0.17
Net (loss) income per Class B common share - Diluted:
(Loss) income from continuing operations	$(0.08)	$0.04	$(0.07)	$0.04
Income from discontinued operations	—	—	—	0.11
Total net (loss) income per Class B common share - Diluted	$(0.08)	$0.04	$(0.07)	$0.15
Weighted average number of shares:
Common shares – Basic	10,953	10,792	10,911	10,753
Class B common shares – Basic	2,097	2,137	2,108	2,137
Common shares – Diluted	10,953	10,872	10,911	10,793
Class B common shares – Diluted	2,097	2,137	2,108	2,137
Dividends per common share	$0.060	$0.060	$0.180	$0.180
Dividends per Class B common share	$0.054	$0.054	$0.162	$0.162

Richardson Electronics, Ltd.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended		Nine Months Ended
	March 2, 2019	March 3, 2018	March 2, 2019	March 3, 2018
Operating activities:
Net (loss) income	$(1,078)	$527	$(951)	$2,083
Adjustments to reconcile net (loss) income to cash (used in) provided by operating activities:
Depreciation and amortization	794	752	2,350	2,219
Inventory provisions	203	183	568	470
Gain on sale of investments	—	(159)	—	(183)
Loss (gain) on disposal of assets	—	3	—	(188)
Share-based compensation expense	176	116	571	425
Deferred income taxes	113	124	268	186
Change in assets and liabilities:
Accounts receivable	(478)	(551)	(576)	(239)
Inventories	(1,484)	(598)	(3,315)	(5,232)
Prepaid expenses and other assets	614	43	332	(572)
Accounts payable	(1,561)	552	(5,442)	(446)
Accrued liabilities	309	1,116	880	1,325
Other	(86)	(137)	88	(140)
Net cash (used in) provided by operating activities	(2,478)	1,971	(5,227)	(292)
Investing activities:
Capital expenditures	(974)	(1,461)	(3,166)	(4,196)
Proceeds from sale of assets	—	—	—	276
Proceeds from maturity of investments	2,300	3,943	2,300	12,120
Purchases of investments	(12,500)	—	(17,800)	(3,943)
Proceeds from sales of available-for-sale securities	—	648	—	913
Purchases of available-for-sale securities	—	—	—	(265)
Other	—	(2)	—	(7)
Net cash (used in) provided by investing activities	(11,174)	3,128	(18,666)	4,898
Financing activities:
Proceeds from issuance of common stock	16	44	219	44
Cash dividends paid	(771)	(763)	(2,305)	(2,284)
Net cash used in financing activities	(755)	(719)	(2,086)	(2,240)
Effect of exchange rate changes on cash and cash equivalents	417	1,049	(617)	2,189
(Decrease) increase in cash and cash equivalents	(13,990)	5,429	(26,596)	4,555
Cash and cash equivalents at beginning of period	47,859	54,453	60,465	55,327
Cash and cash equivalents at end of period	$33,869	$59,882	$33,869	$59,882

Richardson Electronics, Ltd.

Unaudited Consolidated Statement of Stockholders’ Equity

(in thousands, except per share amounts)

	Common	Class B Common	Par Value	Additional Paid In Capital	Common Stock in Treasury	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance June 2, 2018:	10,806	2,137	$647	$60,061	$—	$70,107	$4,366	$135,181
Comprehensive (loss) income
Net loss	—	—	—	—	—	(951)	—	(951)
Foreign currency translation	—	—	—	—	—	—	(1,240)	(1,240)
Share-based compensation:
Restricted stock	—	—	—	226	—	—	—	226
Stock options	—	—	—	345	—	—	—	345
Common stock:
Options exercised	40	—	2	217	—	—	—	219
Restricted stock issuance	70	—	3	(3)	—	—	—	—
Converted Class B to common	40	(40)	—	—	—	—	—	—
Dividends paid to:
Common ($0.18 per share)	—	—	—	—	—	(1,963)	—	(1,963)
Class B ($0.162 per share)	—	—	—	—	—	(342)	—	(342)
Balance March 2, 2019:	10,956	2,097	$652	$60,846	$—	$66,851	$3,126	$131,475

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

Our fiscal quarter ends on the Saturday nearest the end of the quarter-ending month. The third quarter of fiscal 2019 and fiscal 2018 both contained 13 weeks. The first nine months of fiscal 2019 and fiscal 2018 contained 39 and 40 weeks, respectively.

In the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results of interim periods have been made. All inter-company transactions and balances have been eliminated. The unaudited consolidated financial statements presented herein include the accounts of our wholly owned subsidiaries. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The results of our operations for the three and nine months ended March 2, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending June 1, 2019.

The financial information contained in this report should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended June 2, 2018, that we filed on August 2, 2018.

3.  CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Inventories, net: Our consolidated inventories were stated at the lower of cost and net realizable value, generally using a weighted-average cost method. Our net inventories include approximately $46.3 million of finished goods, $4.7 million of raw materials and $2.1 million of work-in-progress as of March 2, 2019, as compared to approximately $42.6 million of finished goods, $5.7 million of raw materials and $2.4 million of work-in-progress as of June 2, 2018.

At this time, we do not anticipate any material risks or uncertainties related to possible future inventory write-downs. Provisions for obsolete or slow moving inventories are recorded based upon regular analysis of stock rotation privileges, obsolescence, the exiting of certain markets and assumptions about future demand and market conditions. If future demand changes in the industry, or market conditions differ from management’s estimates, additional provisions may be necessary. Inventory reserves were approximately $4.3 million as of March 2, 2019 and $4.0 million as of June 2, 2018.

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

Accrued Liabilities: Accrued liabilities consist of the following (in thousands):

	March 2, 2019	June 2, 2018
Compensation and payroll taxes	$3,007	$3,449
Accrued severance	636	454
Professional fees	767	527
Deferred revenue	1,921	1,888
Other accrued expenses	4,961	4,025
Accrued Liabilities	$11,292	$10,343

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

Contract Liabilities: Contract liabilities and revenue recognized were as follows (in thousands):

	June 2, 2018	Additions	Revenue Recognized	March 2, 2019
Contract liabilities (deferred revenue)	$1,888	$2,580	$(2,547)	$1,921

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

5.  GOODWILL AND INTANGIBLE ASSETS

The carrying value of goodwill was $6.3 million as of March 2, 2019 and June 2, 2018. The goodwill balance in its entirety relates to our IMES reporting unit, which is included in our Healthcare segment.

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

During the first nine months of fiscal 2019, no events or circumstances were identified that would indicate impairment may have occurred. Although the Company has not identified any triggering events in fiscal 2019 that would require a more frequent test for impairment, the IMES reporting unit is experiencing lower than forecasted results through the first nine months of fiscal 2019 due to slower than anticipated sales of its ALTA750 TM tubes and costs associated with its regional expansion. The Company is currently in the process of analyzing internal strategic initiatives to improve operating performance, and forecasting for fiscal 2020 and future years as part of its annual impairment assessment, which is performed as of the first day of our fourth quarter and will be completed in the fourth quarter. As of the date of this filing, the Company has not yet completed its assessment.

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

Our intangible assets represent the fair value for trade name, customer relationships, non-compete agreements and technology acquired in connection with our acquisitions. Intangible assets subject to amortization were as follows (in thousands):

	March 2, 2019	June 2, 2018
Gross Amounts:
Trade Name	$659	$659
Customer Relationships(1)	3,406	3,408
Non-compete Agreements	177	177
Technology	230	230
Total Gross Amounts	$4,472	$4,474
Accumulated Amortization:
Trade Name	$657	$651
Customer Relationships	757	617
Non-compete Agreements	132	115
Technology	97	77
Total Accumulated Amortization	$1,643	$1,460

Net Intangibles	$2,829	$3,014

(1)	Change from prior periods reflect impact of foreign currency translation.

The amortization expense associated with the intangible assets subject to amortization for the next five years is presented in the following table (in thousands):

Fiscal Year	Amortization Expense
Remaining 2019	$61
2020	257
2021	245
2022	252
2023	246
Thereafter	1,768
Total amortization expense	$2,829

The weighted average number of years of amortization expense remaining is 14.7 years.

6.  INVESTMENTS

As of March 2, 2019, we had $15.5 million invested in certificate of deposits (“CDs”) which mature in less than twelve months. The fair value of these investments was equal to the face value of the CDs.

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

Warranty reserves are established for costs that are expected to be incurred after the sale and delivery of products under warranty. Warranty reserves are included in accrued liabilities on our consolidated balance sheets. The warranty reserves are determined based on known product failures, historical experience and other available evidence. Warranty reserves were approximately $0.2 million as of March 2, 2019 and $0.1 million as of June 2, 2018.

8.  LEASE OBLIGATIONS, OTHER COMMITMENTS AND CONTINGENCIES

We lease certain warehouse and office facilities and office equipment under non-cancelable operating leases. Rent expense was $1.3 million during the first nine months of fiscal 2019 and $1.3 million during the first nine months of fiscal 2018. Our future lease commitments for minimum rentals, including common area maintenance charges and property taxes during the next five years are as follows (in thousands):

Fiscal Year	Payments
Remaining 2019	$377
2020	1,208
2021	857
2022	164
2023	34
Thereafter	90

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

9.  INCOME TAXES

We recorded an income tax provision of $0.8 million and $1.1 million for the first nine months of fiscal 2019 and the first nine months of fiscal 2018, respectively. The effective income tax rate during the first nine months of fiscal 2019 was a tax provision of (383.3)%, as compared to a tax provision of 65.0% during the first nine months of fiscal 2018. The difference in rate during the first nine months of fiscal 2019, as compared to the first nine months of fiscal 2018, reflects the change in overall loss realized through the third quarter in each respective period, changes in our geographical distribution of income (loss), the recording of provision to return true-ups of various foreign jurisdictions and our positions with respect to ASC 740-30, Income Taxes - Other Considerations or Special Areas. The (383.3)% effective income tax rate differs from the federal statutory rate of 21% as a result of our geographical distribution of income (loss) and the movement of the valuation allowance against our U.S. state and federal net deferred tax assets.

On December 22, 2017, the U.S. government enacted new tax legislation, Tax Cuts and Jobs Act (the “Act”). The primary provision of the Act that impacted the Company in fiscal 2019 was a reduction to the U.S. corporate income tax rate from 35% to 21%. The 21% corporate income tax rate was effective January 1, 2018 and is in effect for the Company’s fiscal 2019 tax year.

The tax impact recorded for the Act for fiscal 2018 was finalized in the third quarter of fiscal 2019 upon the completion of the federal tax return. The Company completed an assessment of earnings that will be repatriated based on reinvestment needs of non-U.S. operations and earnings available for repatriation. The withholding tax that will be incurred from the repatriation of these earnings was included in fiscal 2018 income tax expense. The Company analyzed the provisions of the Act addressing the net deferred tax asset remeasurement and its calculations, the deemed earnings repatriation, including the determination of undistributed non-U.S. earnings, and finalized the calculations based on the most recent legislative actions and regulatory interpretations of the Act.

The Company is subject to additional requirements of the Act beginning in fiscal 2019. Those provisions include a tax on global intangible low-taxed income (“GILTI”), a tax determined by base erosion and anti-avoidance tax (“BEAT”) related to certain payments between a U.S. corporation and foreign related entities, a limitation of certain executive compensation and a deduction for foreign derived intangible income. The Company has not recorded any tax liability/(benefit) for these provisions during the first nine months of fiscal 2019 due to tax attributes or credits anticipated to offset these liabilities. The Company has determined its accounting policy to treat the taxes due on GILTI as a period cost. The Company does not anticipate being subject to BEAT provision due to the revenue thresholds.

In December 2017, the SEC issued Staff Accounting Bulletin No. 118 that allows for a measurement period up to one year after the enactment date of the Act to complete the accounting requirements. The Company completed the adjustments related to the Act in the third quarter of fiscal 2019 within the allowed period.

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

We have historically determined that certain undistributed earnings of our foreign subsidiaries, to the extent of cash available, will be repatriated to the U.S. Due to the deemed repatriation tax, the untaxed outside basis difference for which the historic balance has primarily related to has been reduced. Accordingly, we have provided a deferred tax liability totaling $0.3 million as of March 2, 2019. As of June 2, 2018, the deferred tax liability totaled $0.3 million. Due to various tax attributes that are continuously changing, it is not practicable to determine what, if any, tax liability might exist if such earnings were to be repatriated.

As of March 2, 2019, our worldwide liability for uncertain tax positions related to continuing operations was $0.1 million, excluding interest and penalties, as compared to $0.1 million liabilities for uncertain tax positions as of June 2, 2018. There was no change in recorded uncertain tax positions during the first nine months of fiscal year 2019. We record penalties and interest related to uncertain tax positions in the income tax expense line item within the consolidated statements of comprehensive (loss) income.

The valuation allowance against the net deferred tax assets that will more likely than not be realized was $9.1 million as of June 2, 2018. The valuation allowance against the net deferred tax assets was $10.8 million as of March 2, 2019 as $1.7 million of additional domestic federal and state net deferred tax assets were generated during the first three quarters of fiscal year 2019 from losses in the U.S. jurisdiction. A full valuation allowance on the U.S. and state deferred tax assets will be maintained until sufficient positive evidence related to sources of future taxable income exists to support a reversal of the valuation allowance. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth.

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

The earnings per share (“EPS”) presented in our unaudited consolidated statements of comprehensive (loss) income were based on the following amounts (in thousands, except per share amounts):

	Three Months Ended
	March 2, 2019		March 3, 2018
	Basic	Diluted	Basic	Diluted
Numerator for Basic and Diluted EPS:
Net (loss) income	$(1,078)	$(1,078)	$527	$527
Less dividends:
Common stock	657	657	648	648
Class B common stock	114	114	115	115
Undistributed losses	$(1,849)	$(1,849)	$(236)	$(236)
Common stock undistributed losses	$(1,577)	$(1,577)	$(200)	$(200)
Class B common stock undistributed losses	(272)	(272)	(36)	(36)
Total undistributed losses	$(1,849)	$(1,849)	$(236)	$(236)
Denominator for Basic and Diluted EPS:
Common stock weighted average shares	10,953	10,953	10,792	10,792
Class B common stock weighted average shares, and shares under if-converted method for diluted EPS	2,097	2,097	2,137	2,137
Effect of dilutive securities
Dilutive stock options		—		80
Denominator for diluted EPS adjusted for weighted average shares and assumed conversions		13,050		13,009
Net (loss) income per share:
Common stock	$(0.08)	$(0.08)	$0.04	$0.04
Class B common stock	$(0.08)	$(0.08)	$0.04	$0.04

Note: Common stock options that were anti-dilutive and not included in diluted earnings per common share for the third quarter of fiscal 2019 were 1,084.

	Nine Months Ended
	March 2, 2019		March 3, 2018
	Basic	Diluted	Basic	Diluted
Numerator for Basic and Diluted EPS:
(Loss) income from continuing operations	$(951)	$(951)	$587	$587
Less dividends:
Common stock	1,963	1,963	1,938	1,938
Class B common stock	342	342	346	346
Undistributed losses	$(3,256)	$(3,256)	$(1,697)	$(1,697)
Common stock undistributed losses	$(2,774)	$(2,774)	$(1,440)	$(1,440)
Class B common stock undistributed losses	(482)	(482)	(257)	(257)
Total undistributed losses	$(3,256)	$(3,256)	$(1,697)	$(1,697)
Income from discontinued operations	$—	$—	$1,496	$1,496
Less dividends:
Common stock	—	—	1,938	1,938
Class B common stock	—	—	346	346
Undistributed losses	$—	$—	$(788)	$(788)
Common stock undistributed losses	$—	$—	$(668)	$(668)
Class B common stock undistributed losses	—	—	(120)	(120)
Total undistributed losses	$—	$—	$(788)	$(788)
Net (loss) income	$(951)	$(951)	$2,083	$2,083
Less dividends:
Common stock	1,963	1,963	1,938	1,938
Class B common stock	342	342	346	346
Undistributed losses	$(3,256)	$(3,256)	$(201)	$(201)
Common stock undistributed losses	$(2,774)	$(2,774)	$(171)	$(171)
Class B common stock undistributed losses	(482)	(482)	(30)	(30)
Total undistributed losses	$(3,256)	$(3,256)	$(201)	$(201)
Denominator for basic and diluted EPS:
Common stock weighted average shares	10,911	10,911	10,753	10,753
Class B common stock weighted average shares, and shares under if-converted method for diluted EPS	2,108	2,108	2,137	2,137
Effect of dilutive securities
Dilutive stock options		—		40
Denominator for diluted EPS adjusted for weighted average shares and assumed conversions		13,019		12,930
(Loss) income from continuing operations per share:
Common stock	$(0.07)	$(0.07)	$0.05	$0.05
Class B common stock	$(0.07)	$(0.07)	$0.04	$0.04
Income from discontinued operations per share:
Common stock	$—	$—	$0.12	$0.12
Class B common stock	$—	$—	$0.11	$0.11
Net (loss) income per share:
Common stock	$(0.07)	$(0.07)	$0.17	$0.17
Class B common stock	$(0.07)	$(0.07)	$0.15	$0.15

Note: Common stock options that were anti-dilutive and not included in diluted earnings per common share for the first nine months of fiscal 2019 were 918.

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

The CEO evaluates performance and allocates resources primarily based on the gross profit of each segment.

Operating results by segment are summarized in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	March 2, 2019	March 3, 2018	March 2, 2019	March 3, 2018
PMT
Net Sales	$29,725	$31,869	$96,822	$91,056
Gross Profit	9,406	10,656	30,520	30,492
Canvys
Net Sales	$6,954	$7,585	$20,625	$20,057
Gross Profit	2,281	2,571	6,726	6,245
Healthcare
Net Sales	$2,339	$2,191	$7,042	$6,609
Gross Profit	612	840	1,977	2,852

Geographic net sales information is primarily grouped by customer destination into five areas: North America; Asia/Pacific; Europe; Latin America; and Other.

Net sales and gross profit by geographic region are summarized in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	March 2, 2019	March 3, 2018	March 2, 2019	March 3, 2018
Net Sales
North America	$14,665	$18,748	$48,513	$49,657
Asia/Pacific	8,007	6,635	26,069	21,102
Europe	13,612	14,197	41,761	40,312
Latin America	2,702	2,086	8,075	6,646
Other (1)	32	(21)	71	5
Total	$39,018	$41,645	$124,489	$117,722
Gross Profit
North America	$5,577	$6,955	$18,682	$18,747
Asia/Pacific	2,482	2,331	8,188	7,256
Europe	4,403	4,904	13,141	13,493
Latin America	990	820	3,011	2,638
Other (1)	(1,153)	(943)	(3,799)	(2,545)
Total	$12,299	$14,067	$39,223	$39,589

(1)	Other includes primarily net sales not allocated to a specific geographical region, unabsorbed value-add costs and other unallocated expenses.

We sell our products to customers in diversified industries and perform periodic credit evaluations of our customers’ financial condition. Terms are generally on open account, payable net 30 days in North America, and vary throughout Asia/Pacific, Europe and Latin America. Estimates of credit losses are recorded in the financial statements based on monthly reviews of outstanding accounts.

12. LITIGATION

On October 15, 2018, Varex Imaging Corporation (“Varex”) filed its original Complaint (Case No. 1:18-cv-06911) against Richardson Electronics Ltd. (“Richardson”) in the Northern District of Illinois, which was subsequently amended on November 27, 2018. Varex alleged counts of infringement of U.S. Patent Nos. 6,456,692 and 6,519,317. Subsequently, on October 24, 2018, Varex filed a motion for preliminary injunction to stop the sale of Richardson’s ALTA750 TM product. Richardson moved to dismiss this case and filed an opposition to the preliminary injunction. In January 2019, the Court took evidence on the preliminary injunction issue as well as heard oral arguments on the motion to dismiss. The parties are presently waiting for rulings from the Court. Richardson believes the lawsuit to be without merit and a loss is not probable or estimable based on the information at the time the financial statements were issued.

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

As of March 2, 2019, we held investments that were required to be measured at fair value on a recurring basis. Our investments consisted of CDs where face value was equal to fair value.

Investments measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of March 2, 2019 were as follows (in thousands):

Level 1
CDs	15,500

14. RELATED PARTY TRANSACTION

On June 15, 2015, the Company entered into a lease agreement for the IMES facility with LDL, LLC. The Executive Vice President of IMES, Lee A. McIntyre III (former owner of IMES), has an ownership interest in LDL, LLC. The lease agreement provides for monthly payments over five years with total future minimum lease payments of $0.2 million. Rental expense related to this lease amounted to $0.1 million for the nine months ended March 2, 2019 and $0.1 million for the nine months ended March 3, 2018. The Company shall be entitled to extend the term of the lease for a period of an additional five years by notifying the landlord in writing of its intention to do so within nine months of the expiration of the initial term.

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

INTRODUCTION

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to assist the reader in better understanding our business, results of operations, financial condition, changes in financial condition, critical accounting policies and estimates and significant developments. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes appearing elsewhere in this filing. This section is organized as follows:

•	Business Overview – a brief synopsis of our Company for the periods ended March 2, 2019 and March 3, 2018.
•

Results of Operations – an analysis and comparison of our consolidated results of operations for the three and nine month periods ended March 2, 2019 and March 3, 2018, as reflected in our consolidated statements of comprehensive (loss) income.

•

Liquidity, Financial Position and Capital Resources – a discussion of our primary sources and uses of cash for the nine month periods ended March 2, 2019 and March 3, 2018, and a discussion of changes in our financial position.

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

We currently have operations in the following major geographic regions: North America, Asia/Pacific, Europe and Latin America.

RESULTS OF OPERATIONS

Financial Summary – Three Months Ended March 2, 2019

•	The third quarter of fiscal 2019 and fiscal 2018 each contained 13 weeks.
•	Net sales for the third quarter of fiscal 2019 were $39.0 million, a decrease of 6.3%, compared to net sales of $41.6 million during the third quarter of fiscal 2018.
•	Gross margin decreased to 31.5% during the third quarter of fiscal 2019 compared to 33.8% during the third quarter of fiscal 2018.
•

Selling, general and administrative expenses were $13.1 million, or 33.6% of net sales, for the third quarter of fiscal 2019 compared to $13.1 million, or 31.4% of net sales, for the third quarter of fiscal 2018.

•	Operating loss during the third quarter of fiscal 2019 was $0.8 million compared to an operating income of $1.0 million in the third quarter of fiscal 2018.
•	Net loss during the third quarter of fiscal 2019 was $1.1 million compared to net income of $0.5 million during the third quarter of fiscal 2018.

Financial Summary – Nine Months Ended March 2, 2019

•	The first nine months of fiscal 2019 and fiscal 2018 contained 39 and 40 weeks, respectively.
•	Net sales for the first nine months of fiscal 2019 were $124.5 million, an increase of 5.7%, compared to net sales of $117.7 million during the first nine months of fiscal 2018.
•	Gross margin decreased to 31.5% during the first nine months of fiscal 2019 compared to 33.6% during the first nine months of fiscal 2018.
•

Selling, general and administrative expenses were $39.6 million, or 31.8% of net sales, for the first nine months of fiscal 2019, compared to $38.0 million, or 32.3% of net sales, for the first nine months of fiscal 2018.

•	Operating loss during the first nine months of fiscal 2019 was $0.4 million compared to an operating income of $1.8 million in the first nine months of fiscal 2018.
•	Loss from continuing operations during the first nine months of fiscal 2019 was $1.0 million compared to income from continuing operations of $0.6 million in the first nine months of fiscal 2018.
•	There was no income (loss) from discontinued operations during the first nine months of fiscal 2019. Income from discontinued operations during the first nine months of fiscal 2018 was $1.5 million.
•	Net loss during the first nine months of fiscal 2019 was $1.0 million compared to net income of $2.1 million during the first nine months of fiscal 2018.

Net Sales and Gross Profit Analysis

Net sales by segment and percent change for the third quarter and first nine months of fiscal 2019 and fiscal 2018 were as follows (in thousands):

Net Sales	Three Months Ended		FY19 vs. FY18
	March 2, 2019	March 3, 2018	% Change
PMT	$29,725	$31,869	-6.7%
Canvys	6,954	7,585	-8.3%
Healthcare	2,339	2,191	6.8%
Total	$39,018	$41,645	-6.3%

	Nine Months Ended		FY19 vs. FY18
	March 2, 2019	March 3, 2018	% Change
PMT	$96,822	$91,056	6.3%
Canvys	20,625	20,057	2.8%
Healthcare	7,042	6,609	6.6%
Total	$124,489	$117,722	5.7%

During the third quarter of fiscal 2019, consolidated net sales decreased 6.3% compared to the third quarter of fiscal 2018. Sales for PMT decreased 6.7%, sales for Canvys decreased 8.3% and sales for Healthcare increased 6.8%. The decrease in PMT was mainly due to a continued slowdown in the wafer fab markets, however the decline was slightly offset by strong growth in our new technology partners in RF and microwave components and market share gains in the RF and microwave tube business. The decrease in Canvys was due to several large non-recurring orders that shipped in the third quarter of fiscal 2018. The increase in Healthcare was due to higher equipment sales.

During the first nine months of fiscal 2019, consolidated net sales increased 5.7% compared to the first nine months of fiscal 2018. Sales for PMT increased 6.3%, sales for Canvys increased 2.8% and sales for Healthcare increased 6.6%. The increase in PMT was due to strong growth with new technology partners relating to 5G infrastructure rollout and market share gains in our legacy tube business. The increase in Canvys was due to increased customer demand in our North American and European markets, partially offset by unfavorable foreign exchange rates. The increase in Healthcare was due to ALTA750 TM  tube sales and equipment sales.

Gross profit by segment and percent of net sales for the third quarter and first nine months of fiscal 2019 and fiscal 2018 were as follows (in thousands):

Gross Profit	Three Months Ended
	March 2, 2019	% of Net Sales	March 3, 2018	% of Net Sales
PMT	$9,406	31.6%	$10,656	33.4%
Canvys	2,281	32.8%	2,571	33.9%
Healthcare	612	26.2%	840	38.3%
Total	$12,299	31.5%	$14,067	33.8%

	Nine Months Ended
	March 2, 2019	% of Net Sales	March 3, 2018	% of Net Sales
PMT	$30,520	31.5%	$30,492	33.5%
Canvys	6,726	32.6%	6,245	31.1%
Healthcare	1,977	28.1%	2,852	43.2%
Total	$39,223	31.5%	$39,589	33.6%

Gross profit reflects the distribution and manufacturing product margin less manufacturing variances, inventory obsolescence charges, customer returns, scrap and cycle count adjustments, engineering costs and other provisions.

Consolidated gross profit decreased to $12.3 million during the third quarter of fiscal 2019 compared to $14.1 million during the third quarter of fiscal 2018. Consolidated gross margin as a percentage of net sales decreased to 31.5% during the third quarter of fiscal 2019 from 33.8% during the third quarter of fiscal 2018, primarily due to unfavorable product mix and comparison to positive manufacturing variances for PMT last year, unfavorable product mix as well as unfavorable foreign exchange rates for Canvys and higher percentage of equipment sales as well as higher costs associated with tube development and the write down of some inventory to market value for Healthcare.

Consolidated gross profit decreased to $39.2 million during the first nine months of fiscal 2019 compared to $39.6 million during the first nine months of fiscal 2018. Consolidated gross margin as a percentage of net sales decreased to 31.5% during the first nine months of fiscal 2019 from 33.6% during the first nine months of fiscal 2018, primarily due to unfavorable product mix and manufacturing variances for PMT, a higher percent of equipment sales and manufacturing variances for Healthcare, partially offset by favorable product mix and lower costs on selected products for Canvys.

Power and Microwave Technologies Group

PMT net sales decreased 6.7% to $29.7 million during the third quarter of fiscal 2019 from $31.9 million during the third quarter of fiscal 2018. The decrease was due to a decline in the wafer fab market, however the decline was mostly offset by strong growth from our new technology partners in the RF and microwave components as well as market share gains in the RF and microwave tube business. Gross margin as a percentage of net sales decreased to 31.6% during the third quarter of fiscal 2019 as compared to 33.4% during the third quarter of fiscal 2018, due to unfavorable product mix and manufacturing variances in comparison to positive manufacturing variances last year.

PMT net sales increased 6.3% to $96.8 million during the first nine months of fiscal 2019 from $91.1 million during the first nine months of fiscal 2018. The increase was due to strong sales growth with our new technology partners supporting 5G infrastructure and market share gains in our legacy tube business. Gross margin as a percentage of net sales decreased to 31.5% during the first nine months of fiscal 2019 as compared to 33.5% during the first nine months of fiscal 2018, due to unfavorable product mix and manufacturing variances.

Canvys

Canvys net sales decreased 8.3% to $6.9 million during the third quarter of fiscal 2019 from $7.6 million during the third quarter of fiscal 2018 due to several large non-recurring orders that shipped in the third quarter of fiscal 2018. Gross margin as a percentage of net sales decreased to 32.8% during the third quarter of fiscal 2019 as compared to 33.9% during the third quarter of fiscal 2018, due to unfavorable product mix.

Canvys net sales increased 2.8% to $20.6 million during the first nine months of fiscal 2019 from $20.1 million during the first nine months of fiscal 2018 due to increased customer demand in both the North American and European markets, partially offset by unfavorable foreign exchange rates. Gross margin as a percentage of net sales increased to 32.6% during the first nine months of fiscal 2019 as compared to 31.1% during the first nine months of fiscal 2018, due to favorable product mix and lower costs on selected products sold.

Healthcare

Healthcare net sales increased 6.8% to $2.3 million during the third quarter of fiscal 2019 from $2.2 million during the third quarter of fiscal 2018 due to higher equipment sales. Gross margin as a percentage of net sales decreased to 26.2% during the third quarter of fiscal 2019 as compared to 38.3% during the third quarter of fiscal 2018 due to a higher percentage of equipment sales, costs associated with tube development and the write down of some inventory to market value.

Healthcare net sales increased 6.6% to $7.0 million during the first nine months of fiscal 2019 from $6.6 million during the first nine months of fiscal 2018 due to ALTA750 TM  tube sales and equipment sales. Gross margin as a percentage of net sales decreased to 28.1% during the first nine months of fiscal 2019 as compared to 43.2% during the first nine months of fiscal 2018 due to a higher percent of equipment sales and manufacturing variances.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $13.1 million during both the third quarter of fiscal 2019 and the third quarter of fiscal 2018. During the third quarter of fiscal 2019, the Company incurred $0.1 million in severance expense associated with actions to further reduce costs as well as $0.2 million of higher legal expenses. These expenses were offset by lower incentive compensation expenses.

Selling, general and administrative expenses increased to $39.6 million during the first nine months of fiscal 2019 from $38.0 million during the first nine months of fiscal 2018. The increase was due to additional compensation and other expenses related to the increase in net sales earlier in the year as well as the higher legal, severance and bad debt expense.

Other Income/Expense

Other income/expense was less than $0.1 million of income during both the third quarter of fiscal 2019 and the third quarter of fiscal 2018. Other income/expense during the third quarter of fiscal 2019 included $0.1 million of investment/interest income offset by $0.1 million of foreign exchange losses. Other income/expense during the third quarter of fiscal 2018 included $0.2 million of investment/interest income offset by $0.2 million of foreign exchange losses. Our foreign exchange gains and losses are primarily due to the translation of U.S. dollars held in non-U.S. entities. We currently do not utilize derivative instruments to manage our exposure to foreign currency.

Other income/expense was $0.2 million of income during the first nine months of fiscal 2019 compared to expense of $0.1 million during the first nine months of fiscal 2018. Other income during the first nine months of fiscal 2019 included $0.4 million of investment/interest income partially offset by $0.2 million of foreign exchange losses. Other expense during the first nine months of fiscal 2018 included $0.5 million of foreign exchange losses partially offset by $0.4 million of investment/interest income.

Income Tax Provision

We recorded an income tax provision of $0.8 million and $1.1 million for the first nine months of fiscal 2019 and the first nine months of fiscal 2018, respectively. The effective income tax rate during the first nine months of fiscal 2019 was a tax provision of (383.3)%, as compared to a tax provision of 65.0% during the first nine months of fiscal 2018. The difference in rate during the first nine months of fiscal 2019, as compared to the first nine months of fiscal 2018, reflects the change in overall loss realized through the third quarter in each respective period, changes in our geographical distribution of income (loss), the recording of provision to return true-ups of various foreign jurisdictions and our positions with respect to ASC 740-30, Income Taxes - Other Considerations or Special Areas. The (383.3)% effective income tax rate differs from the federal statutory rate of 21% as a result of our geographical distribution of income (loss) and the movement of the valuation allowance against our U.S. state and federal net deferred tax assets.

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

Net (Loss)Income and Per Share Data

Net loss during the third quarter of fiscal 2019 was $1.1 million or ($0.08) per diluted common share and ($0.08) per Class B diluted common share as compared to net income of $0.5 million during the third quarter of fiscal 2018 or $0.04 per diluted common share and $0.04 per Class B diluted common share.

Net loss during the first nine months of fiscal 2019 was $1.0 million or ($0.07) per diluted common share and ($0.07) per Class B diluted common share as compared to net income, including income from discontinued operations of $1.5 million, of $2.1 million during the first nine months of fiscal 2018 or $0.17 per diluted common share and $0.15 per Class B diluted common share.

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

Our operations and cash needs have been primarily financed through cash on hand and investments.

Cash and cash equivalents were $33.9 million at March 2, 2019. Investments included CDs classified as short-term investments of $15.5 million. Total cash and investments were $49.4 million at March 2, 2019. Cash and investments at March 2, 2019 consisted of $25.1 million in North America, $15.0 million in Europe, $0.9 million in Latin America and $8.4 million in Asia/Pacific. We repatriated $2.3 million total cash from our entities in Japan and Korea in the first quarter of fiscal 2019 and $5.9 million total cash from our entities in Germany and France in the third quarter of fiscal 2019.

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

Operating activities used $5.2 million of cash during the first nine months of fiscal 2019. We had net loss of $1.0 million during the first nine months of fiscal 2019, which included non-cash stock-based compensation expense of $0.6 million associated with the issuance of stock option and restricted stock awards, $0.6 million for inventory reserve provisions and depreciation and amortization expense of $2.4 million associated with our property and equipment as well as amortization of our intangible assets. Changes in our operating assets and liabilities resulted in a use of cash of $8.0 million during the first nine months of fiscal 2019, net of foreign currency exchange gains and losses, included a decrease of $5.4 million in accounts payable, an increase in inventory of $3.3 million, an increase in accounts receivable of $0.6 million partially offset by an increase in accrued liabilities of $0.9 million and a decrease of $0.3 million in prepaid expenses and other assets. The decrease in our accounts payable was due to timing of payments for some of our larger vendors for both inventory and services. The inventory increase was due to growth in supplying replacement systems and parts to the Healthcare market as well as an increase in components for the production of the ALTA 750 TM CT Tube.

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

Cash used in investing activities of $18.7 million during the first nine months of fiscal 2019 included $17.8 million from purchases of investments and $3.2 million in capital expenditures partially offset by proceeds from the maturities of investments of $2.3 million. Capital expenditures relates primarily to our Healthcare growth initiatives, a new air conditioner unit for the global headquarters, investments in our LaFox manufacturing operation and capital used for our IT system.

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

Cash used in financing activities of $2.1 million during the first nine months of fiscal 2019 resulted from $2.3 million of cash used to pay dividends partially offset by $0.2 million of proceeds from the issuance of common stock from stock option exercises.

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
(a)	Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 2, 2019.

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

(b)	Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the third quarter of fiscal 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On October 15, 2018, Varex Imaging Corporation (“Varex”) filed its original Complaint (Case No. 1:18-cv-06911) against Richardson Electronics Ltd. (“Richardson”) in the Northern District of Illinois, which was subsequently amended on November 27, 2018. Varex alleged counts of infringement of U.S. Patent Nos. 6,456,692 and 6,519,317. Subsequently, on October 24, 2018, Varex filed a motion for preliminary injunction to stop the sale of Richardson’s ALTA750 TM product. Richardson moved to dismiss this case and filed an opposition to the preliminary injunction. In January 2019, the Court took evidence on the preliminary injunction issue as well as heard oral arguments on the motion to dismiss. The parties are presently waiting for rulings from the Court. Richardson believes the lawsuit to be without merit and a loss is not probable or estimable based on the information at the time the financial statements were issued.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended June 2, 2018, filed August 2, 2018.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ITEM 5.	OTHER INFORMATION

Results of Operation and Financial Condition and Declaration of Dividend

On April 9, 2019, we issued a press release reporting results for our third quarter ended March 2, 2019, and the declaration of a cash dividend. A copy of the press release is furnished as Exhibit 99.1 to this Form 10-Q and incorporated by reference herein.

ITEM 6.	EXHIBITS

Exhibit Index

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to Annex III of the Proxy Statement dated August 22, 2014.

3.2	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 15, 2017).

10.1	Amendment, dated December 14, 2018, to the Employment, Nondisclosure and Non-Compete Agreement between the Company and Lee A. McIntyre III dated June 15, 2015.

31.1	Certification of Edward J. Richardson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Robert J. Ben pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press release, dated April 9, 2019.

101

The following financial information from our Quarterly Report on Form 10-Q for the third quarter of fiscal 2019, filed with the SEC on April 11, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Comprehensive (Loss) Income, (iii) the Unaudited Consolidated Statements of Cash Flows, (iv) the Unaudited Consolidated Statement of Stockholders’ Equity and (v) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RICHARDSON ELECTRONICS, LTD.

Date: April 11, 2019	By:	/s/ Robert J. Ben
Robert J. Ben Chief Financial Officer and Chief Accounting Officer (on behalf of the Registrant and as Principal Financial Officer)