Form 10-K
period 2019-06-01
RICHARDSON ELECTRONICS LTD/DE
filed 2019-08-05
CIK 355948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 1, 2019

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

(Address of principal executive offices)

Registrant’s telephone number, including area code: (630) 208-2200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.05 Par Value	RELL	NASDAQ Global Select Market

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

Large Accelerated Filer	☐	Accelerated Filer	☒
Non-Accelerated Filer	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes    ☒  No

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of December 1, 2018 was approximately $77.7 million.

As of July 22, 2019, there were outstanding 10,956,852 shares of Common Stock, $0.05 par value and 2,096,919 shares of Class B Common Stock, $0.05 par value, which are convertible into Common Stock of the registrant on a one-for-one basis.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders scheduled to be held October 8, 2019, which will be filed pursuant to Regulation 14A, are incorporated by reference in Part III of this report. Except as specifically incorporated herein by reference, the abovementioned Proxy Statement is not deemed filed as part of this report.

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

Our fiscal year 2019 began on June 3, 2018 and ended on June 1, 2019, our fiscal year 2018 began on May 28, 2017 and ended on June 2, 2018 and our fiscal year 2017 began on May 29, 2016 and ended on May 27, 2017. Unless otherwise noted, all references to a particular year in this document shall mean our fiscal year.

Geography

We currently have operations in the following major geographic regions: North America, Asia/Pacific, Europe and Latin America.

Selected financial data attributable to each segment and geographic region for fiscal 2019, fiscal 2018 and fiscal 2017 is set forth in Note 11 “Segment and Geographic Information” of the notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

We have three operating and reportable segments, which we define as follows:

Power and Microwave Technologies Group

Power and Microwave Technologies Group (“PMT”) combines our core engineered solutions capabilities, power grid and microwave tube business with new RF, Wireless and disruptive power technologies. As a manufacturer, technology partner and authorized distributor, PMT’s strategy is to provide specialized technical expertise and engineered solutions based on our core engineering and manufacturing capabilities on a global basis. We provide solutions and add value through design-in support, systems integration, prototype design and manufacturing, testing, logistics and aftermarket technical service and repair—all through our existing global infrastructure. PMT’s focus is on products for power, RF and microwave applications for customers in 5G, alternative energy, aviation, broadcast, communications, industrial, marine, medical, military, scientific and semiconductor markets. PMT focuses on various applications including broadcast transmission, CO2 laser cutting, diagnostic imaging, dielectric and induction heating, high energy transfer, high voltage switching, plasma, power conversion, radar and radiation oncology. PMT also offers its customers technical services for both microwave and industrial equipment.

PMT represents leading manufacturers of electron tubes and solid-state components used in semiconductor manufacturing equipment, RF and wireless and industrial power applications. Among the suppliers they support are Amperex, CDE, CPI, Draloric, Eimac, General Electric, Hitachi, Jennings, L3, MACOM, National, NJRC, Ohmite, Qorvo, Thales, Toshiba and Vishay.

PMT’s inventory levels reflect our commitment to maintain an inventory of a broad range of products for customers who are buying products for replacement of components used in critical equipment and designing in new technologies. PMT also sells a number of products representing trailing edge technology. While the market for these trailing edge technology products is declining, PMT is increasing its market share. PMT often buys products it knows it can sell ahead of any supplier price increases and extended lead-times. As manufacturers for these products exit the business, PMT has the option to purchase a substantial portion of their remaining inventory.

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

Distribution

We maintain approximately 110,700 part numbers in our product inventory database and we estimate that more than 90% of orders received by 6:00 p.m. local time are shipped complete the same day for stock product. Customers can access our products on our web sites, www.rell.com, www.rellhealthcare.com, www.canvys.com, www.rellpower.com, www.relltubes.com and www.rellaser.com, through electronic data interchange, or by telephone. Customer orders are processed by our regional sales offices and supported primarily by one of our distribution facilities in LaFox, Illinois; Fort Mill, South Carolina; Amsterdam, Netherlands; Marlborough, Massachusetts; Donaueschingen, Germany; or Singapore, Singapore. We also have satellite warehouses in Sao Paulo, Brazil; Shanghai, China; Bangkok, Thailand; and Hook, United Kingdom. Our data processing network provides on-line, real-time interconnection of all sales offices and central distribution operations, 24 hours per day, seven days per week. Information on stock availability, pricing in local currency, cross-reference information, customers and market analyses are obtainable throughout the entire distribution network.

International Sales

During fiscal 2019, we made approximately 61% of our sales outside the U.S. We continue to pursue new international sales to further expand our geographic reach.

Major Customers

During fiscal 2019, no one customer accounted for more than 10 percent of the Company’s consolidated net sales. During fiscal 2018, LAM Research Corporation individually accounted for 11 percent of the Company’s consolidated net sales. No other customer accounted for more than 10 percent of the Company’s consolidated net sales in fiscal 2018. No one customer accounted for more than 10 percent of the Company’s consolidated net sales in fiscal 2017. The Company believes that the loss of this customer would have a material adverse effect on the Company’s financial condition or results of operations. See Note 11 “Segment and Geographic Information” of the notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further information.

Employees

As of June 1, 2019, we employed 380 individuals. All of our employees are non-union and we consider our relationships with our employees to be good.

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

As of June 1, 2019, $29.3 million, or approximately 59% of our cash, cash equivalents and investments was held by our foreign subsidiaries. Some of these subsidiaries are located in jurisdictions that require foreign government approval before a cash repatriation can occur. In addition, under current tax law, repatriation of this cash may trigger significant adverse tax consequences in the U.S.

Our liquidity requirements could necessitate transfers of existing cash balances between our subsidiaries or to the United States. While we intend to use some of the cash held outside the United States to fund our international operations and growth, when we encounter a significant need for liquidity domestically or at a particular location that we cannot fulfill through other internal or external sources, we may experience unfavorable tax, earnings and liquidity consequences due to cash transfers. These adverse consequences would occur, for example, if the transfer of cash into the United States is taxed and no offsetting foreign tax credit or net operating loss carryforward is available to offset the U.S. tax liability, resulting in lower earnings and liquidity.

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

As of July 22, 2019, Edward J. Richardson, our Chairman, Chief Executive Officer and President, beneficially owned approximately 99% of the outstanding shares of our Class B common stock, representing approximately 65% of the voting power of the outstanding common stock. This share ownership permits Mr. Richardson to exert control over the outcome of stockholder votes, including votes concerning the election of directors, by-law amendments, possible mergers, corporate control contests, and other significant corporate transactions.

Failure to attract and retain key skilled personnel could hurt operations.

Our success depends to a large extent upon the continued services of key management personnel, particularly Mr. Richardson. While we have employment contracts in place with several of our executive officers, we nevertheless cannot be assured that we will retain our key employees and the loss of service of any of these officers or key management personnel could have a material adverse effect on our business growth and operating results.

Our future success will require an ability to attract and retain qualified employees. Competition for such key personnel is intense and we cannot be assured that we will be successful in attracting and retaining such personnel. We cannot make assurances that key personnel will not depart in the future. Changes in the cost of providing employee benefits in order to attract and retain personnel, including changes in health care costs, could lead to increased costs in any of our operations.

We are dependent on a limited number of vendors to supply us with essential products.

Our principal products are capacitors, vacuum tubes and related products, microwave generators and high voltage power supplies. The products we supply are currently produced by a relatively small number of manufacturers. One of our suppliers represented 11 percent of our total cost of sales. Our success depends, in large part, on maintaining current vendor relationships and developing new relationships. To the extent that our significant suppliers are unwilling or unable to continue to do business with us, extend lead times, limit supplies due to capacity constraints, or other factors, there could be a material adverse effect on our business.

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

A withdrawal by the United Kingdom from the European Union could have a material adverse effect on our business, financial position, liquidity and results of operations

In a non-binding referendum on the United Kingdom’s membership in the European Union (“EU”) in June 2016, a majority of those who voted approved the United Kingdom’s withdrawal from the EU (also referred to as “Brexit”). In March 2017, the U.K. government officially gave notice to leave, starting a two-year negotiation process. The U.K. and EU have since been negotiating the terms of the U.K.’s exit from the EU. The Brexit vote and the perceptions as to the impact of the withdrawal of the United Kingdom may adversely affect business activity, political stability and economic conditions in the United Kingdom, the EU and elsewhere. Further, if no agreement is reached and the U.K. leaves the EU, significant trade barriers would exist between the EU and the U.K.  Any of these developments, or the perception that any of these developments are likely to occur, could have a material adverse effect on economic growth or business activity in the United Kingdom, the Eurozone, or the EU, and could result in the relocation of businesses, cause business interruptions, lead to economic recession or depression, and impact the stability of the financial markets, availability of credit, political systems or financial institutions and the financial and monetary system. Given that we conduct a substantial portion of our business in the EU, these developments could have a material adverse effect on our business, financial position, liquidity and results of operations. The uncertainty concerning the timing and terms of the exit could also have a negative impact on the growth of the European economy and cause greater volatility in all of the global currencies that we currently use to transact business.

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

Our information technology systems may be subject to cyber attacks, security breaches or computer hacking. Experienced computer programmers and hackers may be able to penetrate our security controls and misappropriate or compromise sensitive personal, proprietary or confidential information, create system disruptions or cause shutdowns. They also may be able to develop and deploy viruses, worms and other malicious software programs that attack our systems or otherwise exploit any security vulnerabilities. Additionally, third parties may attempt to fraudulently induce employees or customers into disclosing sensitive information such as user names, passwords or other information in order to gain access to our customers’ data or our data, including our intellectual property and other confidential business information, employee information or our information technology systems. Our systems and the data stored on those systems may also be vulnerable to security incidents or security attacks, acts of vandalism or theft, coordinated attacks by activist entities, misplaced or lost data, human errors, or other similar events that could negatively affect our systems and its data, as well as the data of our business partners. Further, third parties, such as hosted solution providers, that provide services to us, could also be a source of security risk in the event of a failure of their own security systems and infrastructure.

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

Our growth strategy focuses on expanding our healthcare and our power conversion businesses. In 2015, we acquired certain assets, including inventory, receivables, fixed assets and certain other assets, of International Medical Equipment and Services, Inc. (“IMES”) and launched Power and Microwave Technologies Group (“PMT”), which combines our core engineered solutions, power grid and microwave tube business with new RF and power technologies. We may be unable to implement our growth initiatives or reach profitability in the near future or at all, due to many factors, including factors outside of our control. If our investments in these growth initiatives do not yield anticipated returns for any reason, our business, operating results and financial condition may be adversely affected.

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

Our operating results during fiscal 2019 reflect a net loss, while we are reporting net income for fiscal 2018 and net loss for fiscal 2017. There can be no assurance that we will experience recovery in the near future; nor is there any assurance that such worldwide economic volatility experienced recently will not continue.

Major disruptions to our logistics capability or to the operations of our key vendors or customers could have a material adverse impact on our operations.

We operate our global logistics services through specialized and centralized distribution centers. We depend on third party transportation service providers for the delivery of products to our customers. A major interruption or disruption in service at any of our distribution centers, or a disruption at the operations of any of our significant vendors or customers, for any reason, including reasons beyond our control (such as natural disasters, pandemics, work stoppages, power loss, cyber attacks, incidents of terrorism or other significant disruptions of services from our third party providers) could cause cancellations or delays in a significant number of shipments to customers and, as a result, could have a severe impact on our business, operations and financial performance.

We may be subject to intellectual property rights claims, which are costly to defend, could require payment of damages or licensing fees, and/or could limit our ability to use certain technologies in the future.

Substantial litigation and threats of litigation regarding intellectual property rights exist in the display systems and electronics industries. From time to time, third parties, including certain companies in the business of acquiring patents with the intention of aggressively seeking licensing revenue from purported infringers, may assert patent and/or other intellectual property rights to technologies that are important to our business. In any dispute involving products that we have sold, our customers could also become the target of litigation. We are obligated in many instances to indemnify and defend our customers if the products we sell are alleged to infringe any third party’s intellectual property rights. In some cases, depending on the nature of the claim, we may be able to seek indemnification from our suppliers for our self and our customers against such claims, but there is no assurance that we will be successful in obtaining such indemnification or that we are fully protected against such claims. Any infringement claim brought against us, regardless of the duration, outcome or size of damage award, could result in substantial cost, divert our management’s attention, be time consuming to defend, result in significant damage awards, cause product shipment delays, or require us to enter into royalty or other licensing agreements. See Note 12 “Litigation” of the notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further information regarding specific legal matters related to our patents.

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

The company recorded a non-cash impairment charge for the full value of our goodwill and there remains the risk of possible additional future identifiable intangible asset impairment, which could reduce the value of our assets and reduce our net income in the year in which the write-off occurs.

In the fourth quarter of fiscal 2019, the Company recorded a non-cash goodwill impairment charge of $6.3 million for the full amount of the goodwill associated with the IMES reporting unit. The impairment resulted from fourth quarter events that decreased the forecasted future cash flows and the fair value of the IMES reporting unit below its carrying value as of the March 3, 2019 testing date. Refer to Note 7 “Goodwill and Intangible Assets” of the notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K. Our remaining intangible assets could become impaired, which could reduce the value of our assets and reduce our net income in the year in which the write-off occurs. We ascribe value to certain intangible assets, which consist of customer lists and trade names resulting from acquisitions. An impairment charge on intangible assets would be incurred in the event that the fair value of the intangible assets are less than their current carrying values. We evaluate whether events have occurred that indicate all, or a portion, of the carrying amount of intangible assets may no longer be recoverable. If this is the case, an impairment charge to earnings would be necessary.

We may incur substantial operational costs or be required to change our business practices to comply with the General Data Protection Regulation and similar regulations.

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

In addition, several other jurisdictions around the world have recently enacted privacy laws or regulations similar to GDPR. For instance, California enacted the California Consumer Privacy Act (“CCPA”), which is effective January 1, 2020 and which gives consumers many of the same rights as those available under GDPR. Several laws similar to the CCPA have been proposed in the United States at both the federal and state level.

New tariffs and the evolving trade policy dispute between the United States and China may adversely affect our business.

The U.S. government has made statements and taken certain actions that have led to, and may lead to, further changes to U.S. and international trade policies, including recently imposed tariffs affecting certain products exported by a number of U.S. trading partners, including China. For example, during 2018, the U.S. and China each imposed new tariffs, and announced further proposed tariffs, on various products imported from China and the U.S., respectively. Between July 2018 and September 2018, the Office of the United States Trade Representative (“USTR”) imposed tariffs of 10% and 25% on three product lists totaling approximately $250 billion in Chinese imports. These lists include some of our products.

Furthermore, the current U.S. administration continues to signal that it may further alter trade agreements between China and the U.S. and may impose additional tariffs on imports from China. It is possible that further tariffs may be imposed on imports of our products, or that our business will be impacted by retaliatory trade measures taken by China or other countries in response to existing or future tariffs, causing us to raise prices or make changes to our operations, any of which could adversely impact demand for our products, our costs, customers, suppliers and/or the United States economy or certain sectors thereof and, thus, to adversely impact our businesses and results of operations.

Given the uncertainty regarding the scope and duration of the effective and proposed tariffs, as well as the potential for additional trade actions by the U.S. or other countries, the impact on our operations and results is uncertain and could be significant. We can provide no assurance that any strategies we implement to mitigate the impact of such tariffs or other trade actions will be successful. To the extent that our supply chain, costs, sales or profitability are negatively affected by the tariffs or other trade actions, our business, financial condition and results of operations may be materially adversely affected.

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

Our facility locations, their primary use and segments served are as follows:

Location	Leased/Owned	Use	Segment
Woodland Hills, California	Leased	Sales	PMT
LaFox, Illinois *	Owned	Corporate/Sales/Distribution/Manufacturing	PMT/Canvys/Healthcare
Marlborough, Massachusetts	Leased	Sales/Distribution/Manufacturing	Canvys
Fort Mill, South Carolina	Leased	Sales/Distribution/Testing/Repair	Healthcare
Sao Paulo, Brazil	Leased	Sales/Distribution	PMT
Beijing, China	Leased	Sales	PMT
Nanjing, China	Leased	Sales	PMT
Shanghai, China	Leased	Sales/Distribution	PMT
Shenzhen, China	Leased	Sales	PMT
Brive, France	Leased	Manufacturing Support/Testing	PMT
Nanterre, France	Leased	Sales	PMT
Donaueschingen, Germany	Leased	Sales/Distribution/Manufacturing	Canvys
Puchheim, Germany	Leased	Sales	PMT
Mumbai, India	Leased	Sales	PMT
Ramat Gan, Israel	Leased	Sales	PMT
Florence, Italy **	Leased	Sales	PMT
Milan, Italy	Leased	Sales	PMT
Tokyo, Japan	Leased	Sales	PMT
Mexico City, Mexico	Leased	Sales	PMT
Amsterdam, Netherlands	Leased	Sales/Distribution/Manufacturing	PMT/Healthcare
Singapore, Singapore	Leased	Sales/Distribution	PMT
Seoul, South Korea	Leased	Sales	PMT
Madrid, Spain	Leased	Sales	PMT
Taipei, Taiwan	Leased	Sales	PMT/Canvys
Bangkok, Thailand	Leased	Sales/Distribution	PMT
Dubai, United Arab Emirates	Leased	Sales/Distribution/Testing/Repair	PMT
Hook, United Kingdom	Leased	Sales/Distribution/Testing/Repair	PMT
Lincoln, United Kingdom	Leased	Sales	PMT/Canvys

*	LaFox, Illinois is also the location of our corporate headquarters.
**	Sold building June 12, 2017, currently lease separate facility.

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

PART II

ITEM 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Unregistered Sales of Equity Securities

None.

Share Repurchases

There were no share repurchases in fiscal 2019.

Dividends

Our quarterly dividend was $0.06 per common share and $0.054 per Class B common share. Annual dividend payments were approximately $3.1 million and $3.0 million for fiscal 2019 and fiscal 2018, respectively. All future payments of dividends are at the discretion of the Board of Directors. Dividend payments will depend on earnings, capital requirements, operating conditions and such other factors that the Board may deem relevant.

Common Stock Information

Our common stock is traded on the NASDAQ Global Select Market (“NASDAQ”) under the trading symbol (“RELL”). There is no established public trading market for our Class B common stock. As of July 22, 2019, there were approximately 515 stockholders of record for the common stock and approximately 15 stockholders of record for the Class B common stock. The following table sets forth the high and low closing sales price per share of RELL common stock as reported on the NASDAQ for the periods indicated.

High and Low Closing Prices of Common Stock

	2019		2018
Fiscal Quarter	High	Low	High	Low
First	$9.84	$8.91	$6.09	$5.54
Second	$9.13	$6.85	$6.75	$5.42
Third	$8.70	$6.81	$8.21	$6.27
Fourth	$7.52	$5.08	$9.74	$7.66

Performance Graph

The following graph compares the performance of our common stock for the periods indicated with the performance of the NASDAQ Composite Index and NASDAQ Electronic Components Index. The graph assumes $100 invested on the last day of our fiscal year 2014, in our common stock, the NASDAQ Composite Index and NASDAQ Electronic Components Index. Total return indices reflect reinvestment of dividends at the closing stock prices at the date of the dividend declaration.

ITEM 6. Selected Financial Data

Five-Year Financial Review

This information should be read in conjunction with our consolidated financial statements, accompanying notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.

	Fiscal Year Ended (1)
	(in thousands, except per share amounts )
	June 1, 2019	June 2, 2018	May 27, 2017	May 28, 2016	May 30, 2015
Statements of (Loss) Income
Net sales	$166,652	$163,212	$136,872	$142,016	$136,957
Continuing Operations
(Loss) income from continuing operations before tax	$(6,311)	$3,860	$(6,116)	$(6,220)	$(6,994)
Income tax provision (benefit)	1,017	1,534	812	546	(1,466)
(Loss) income from continuing operations	$(7,328)	$2,326	$(6,928)	$(6,766)	$(5,528)
Discontinued Operations
Income (loss) from discontinued operations	$—	$1,496	$—	$—	$(31)
Net (loss) income	$(7,328)	$3,822	$(6,928)	$(6,766)	$(5,559)
Per Share Data
Net (loss) income per Common share - Basic:
(Loss) income from continuing operations	$(0.57)	$0.18	$(0.55)	$(0.53)	$(0.41)
Income from discontinued operations	—	0.12	—	—	—
Total net (loss) income per Common share - Basic:	$(0.57)	$0.30	$(0.55)	$(0.53)	$(0.41)
Net (loss) income per Class B common share - Basic:
(Loss) income from continuing operations	$(0.51)	$0.16	$(0.49)	$(0.47)	$(0.36)
Income from discontinued operations	—	0.11	—	—	—
Total net (loss) income per Class B common share - Basic:	$(0.51)	$0.27	$(0.49)	$(0.47)	$(0.36)
Net (loss) income per Common share - Diluted:
(Loss) income from continuing operations	$(0.57)	$0.18	$(0.55)	$(0.53)	$(0.41)
Income from discontinued operations	—	0.12	—	—	—
Total net (loss) income per Common share - Diluted:	$(0.57)	$0.30	$(0.55)	$(0.53)	$(0.41)
Net (loss) income per Class B common share - Diluted:
(Loss) income from continuing operations	$(0.51)	$0.16	$(0.49)	$(0.47)	$(0.36)
Income from discontinued operations	—	0.11	—	—	—
Total net (loss) income per Class B common share - Diluted:	$(0.51)	$0.27	$(0.49)	$(0.47)	$(0.36)
Cash Dividend Data
Dividends per common share	$0.24	$0.24	$0.24	$0.24	$0.24
Dividends per Class B common share (2)	$0.22	$0.22	$0.22	$0.22	$0.22
Balance Sheet Data
Total assets	$153,017	$166,329	$157,464	$168,130	$184,994
Stockholders’ equity	$123,757	$135,181	$132,327	$141,675	$156,652

(1)	Our fiscal year ends on the Saturday nearest the end of May. Each of the fiscal years presented contain 52/53 weeks.
(2)	The dividend per Class B common share is 90% of the dividend per Class A common share.

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
•

Results of Operations - an analysis and comparison of our consolidated results of operations for the fiscal years ended June 1, 2019, June 2, 2018 and May 27, 2017, as reflected in our consolidated statements of comprehensive (loss) income.

•

Liquidity, Financial Position and Capital Resources - a discussion of our primary sources and uses of cash for the fiscal years ended June 1, 2019, June 2, 2018 and May 27, 2017, and a discussion of changes in our financial position.

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

Some of the Company's products are manufactured in China and are imported into the United States. The Office of the United States Trade Representative ("USTR") instituted additional 10% to 25% tariffs on the importation of a number of products into the United States from China effective July 6, 2018, with additional products added August 23, 2018 and September 24, 2018. These additional tariffs are a response to what the USTR considers to be certain unfair trade practices by China. A number of the Company's products manufactured in China are now subject to these additional duties of 25% when imported into the United States.

Management is currently working with its suppliers as well as its customers to help outline and, where possible, mitigate the impact of the new tariffs on our customers’ markets. However, if the Company is unable to successfully pass through the additional cost of these tariffs, or if the higher prices reduce demand for the Company's products, it will have a negative effect on the Company's sales and gross margins.

We have three operating and reportable segments, which we define as follows:

Power and Microwave Technologies Group (“PMT”) combines our core engineered solutions capabilities, power grid and microwave tube business with new RF, Wireless and disruptive power technologies. As a manufacturer, technology partner and authorized distributor, PMT’s strategy is to provide specialized technical expertise and engineered solutions based on our core engineering and manufacturing capabilities on a global basis. We provide solutions and add value through design-in support, systems integration, prototype design and manufacturing, testing, logistics and aftermarket technical service and repair—all through our existing global infrastructure. PMT’s focus is on products for power, RF and microwave applications for customers in 5G, alternative energy, aviation, broadcast, communications, industrial, marine, medical, military, scientific and semiconductor markets. PMT focuses on various applications including broadcast transmission, CO2 laser cutting, diagnostic imaging, dielectric and induction heating, high energy transfer, high voltage switching, plasma, power conversion, radar and radiation oncology. PMT also offers its customers technical services for both microwave and industrial equipment.

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

We currently have operations in the following major geographic regions: North America, Asia/Pacific, Europe and Latin America.

Results of Operations

Overview - Fiscal Year Ended June 1, 2019

•	Fiscal 2019 and fiscal 2018 contained 52 and 53 weeks, respectively.
•	Net sales during fiscal 2019 were $166.7 million, up 2.1%, compared to net sales of $163.2 million during fiscal 2018.
•	Gross margin was 31.0% of net sales during fiscal 2019, compared to 33.7% of net sales during fiscal 2018.
•	Selling, general and administrative expenses were $52.2 million, or 31.3% of net sales, during fiscal 2019, compared to $51.7 million, or 31.7% of net sales, during fiscal 2018.
•	Impairment of goodwill, a non-cash item, was $6.3 million during fiscal 2019.
•

Operating loss during fiscal 2019 was $6.8 million, compared to operating income of $3.6 million during fiscal 2018. Excluding the impairment of goodwill, operating loss during fiscal 2019 was $0.5 million.

•	Other income during fiscal 2019 was $0.5 million, compared to other income of $0.2 million during fiscal 2018.
•	Loss from continuing operations during fiscal 2019 was $7.3 million versus income from continuing operations of $2.3 million during fiscal 2018.
•	There were no results from discontinued operations during fiscal 2019. Income from discontinued operations during fiscal 2018 was $1.5 million.
•	Net loss during fiscal 2019 was $7.3 million, compared to net income of $3.8 million during fiscal 2018.

Net Sales and Gross Profit Analysis

Net sales by segment and percent change for fiscal 2019, fiscal 2018 and fiscal 2017 were as follows (in thousands):

Net Sales	FY 2019	FY 2018	FY 2017	FY19 vs. FY18 % Change	FY18 vs. FY17 % Change
PMT	$128,902	$128,296	$104,226	0.5%	23.1%
Canvys	27,968	26,683	20,534	4.8%	29.9%
Healthcare	9,782	8,233	12,112	18.8%	(32.0%)
Total	$166,652	$163,212	$136,872	2.1%	19.2%

During fiscal 2019, consolidated net sales increased by 2.1% compared to fiscal 2018. Sales for PMT increased by 0.5%, Canvys sales increased by 4.8% and Healthcare sales increased by 18.8%. During fiscal 2018, consolidated net sales increased by 19.2% compared to fiscal 2017. Sales for PMT increased by 23.1%, Canvys sales increased by 29.9% and Healthcare sales decreased by 32.0% due to the sale of the Picture Archiving and Communication Systems (“PACS”) business in May 2017.

Gross profit by segment and percent of segment net sales for fiscal 2019, fiscal 2018 and fiscal 2017 were as follows (in thousands):

Gross Profit	FY 2019		FY 2018		FY 2017
PMT	$40,254	31.2%	$43,254	33.7%	$33,382	32.0%
Canvys	9,085	32.5%	8,410	31.5%	5,752	28.0%
Healthcare	2,396	24.5%	3,418	41.5%	4,749	39.2%
Total	$51,735	31.0%	$55,082	33.7%	$43,883	32.1%

Gross profit reflects the distribution and manufacturing product margin less manufacturing variances, inventory obsolescence charges, customer returns, scrap and cycle count adjustments, engineering costs and other provisions.

Consolidated gross profit was $51.7 million during fiscal 2019, compared to $55.1 million during fiscal 2018. Consolidated gross margin as a percentage of net sales decreased to 31.0% during fiscal 2019, from 33.7% during fiscal 2018. Gross margin during fiscal 2019 included expense related to inventory provisions for PMT of $0.7 million, $0.1 million for Canvys and $0.3 million for Healthcare. Gross margin during fiscal 2019 also included $1.6 million in under absorption of manufacturing costs related to the slowdown in the semi-wafer fab equipment market. Gross margin during fiscal 2018 included expense related to inventory provisions for PMT of $0.6 million, $0.1 million for Canvys and $0.1 million for Healthcare. Additionally, gross margin during fiscal 2018 included over absorption of manufacturing costs.

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

Power and Microwave Technologies Group

Net sales for PMT increased 0.5% to $128.9 million during fiscal 2019, from $128.3 million during fiscal 2018. This increase was led by growth in market share in some electron device products as well as major growth in the 5G and other RF and Microwave markets from new technology suppliers somewhat offset by lower sales from the decline in the semi-wafer fab equipment market. Gross margin as a percentage of net sales decreased to 31.2% during fiscal 2019 as compared to 33.7% during fiscal 2018, primarily due to product mix and manufacturing under absorption.

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

Canvys – Visual Technology Solutions

Net sales for Canvys increased 4.8% to $28.0 million during fiscal 2019, from $26.7 million during fiscal 2018. Sales were up in North America due to the addition of new customers and programs as well as strong demand from existing customers throughout the year. Net sales were down in Europe primarily due to foreign currency effects. Gross margin as a percentage of net sales increased to 32.5% during fiscal 2019 as compared to 31.5% during fiscal 2018, primarily due to product mix and foreign currency effects.

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

Healthcare

Net sales for Healthcare increased 18.8% to $9.8 million during fiscal 2019, from $8.2 million during fiscal 2018. The increase in sales was primarily due to the launch of the new ALTA750 TM CT Tube in FY19 in addition to significant growth in equipment sales. Gross margin as a percentage of net sales decreased to 24.5% during fiscal 2019, compared to 41.5% during fiscal 2018. This decrease was primarily due an unfavorable product mix in addition to manufacturing absorption and high scrap expenses associated with the launch of the ALTA750 TM.

As a result of the Company’s annual impairment review as of March 3, 2019, management determined it is more likely than not that the fair value of the IMES reporting unit was less than its carrying amount.  As such, a quantitative impairment test was performed. The conclusion of the quantitative impairment test was that the IMES reporting unit was impaired due to its carrying value exceeding its fair value. The excess carrying value over fair value exceeded our recorded goodwill balance for the IMES reporting unit. As a result, the full value of $6.3 million of goodwill was impaired and written off as a non-cash charge.

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

Sales by Geographic Area

On a geographic basis, our sales are categorized by destination: North America; Asia/Pacific; Europe; Latin America; and Other.

Net sales by geographic area and percent change for fiscal 2019, fiscal 2018 and fiscal 2017 were as follows (in thousands):

Net Sales	FY 2019	FY 2018	FY 2017	FY19 vs. FY18 % Change	FY18 vs. FY17 % Change
North America	$66,228	$67,662	$55,963	-2.1%	20.9%
Asia/Pacific	34,681	32,607	27,997	6.4%	16.5%
Europe	55,038	53,818	44,296	2.3%	21.5%
Latin America	10,653	9,123	8,552	16.8%	6.7%
Other (1)	52	2	64	2500.0%	(96.9%)
Total	$166,652	$163,212	$136,872	2.1%	19.2%

Gross profit by geographic area and percent of geographic net sales for fiscal 2019, fiscal 2018 and fiscal 2017 were as follows (in thousands):

Gross Profit (Loss)	FY 2019		FY 2018		FY 2017
North America	$24,776	37.4%	$25,996	38.4%	$20,597	36.8%
Asia/Pacific	10,905	31.4%	10,794	33.1%	9,630	34.4%
Europe	17,425	31.7%	18,071	33.6%	14,418	32.5%
Latin America	3,863	36.3%	3,602	39.5%	3,250	38.0%
Other (1)	(5,234)		(3,381)		(4,012)
Total	$51,735	31.0%	$55,082	33.7%	$43,883	32.1%

(1)	Other primarily includes net sales not allocated to a specific geographical region, unabsorbed value-add costs and other unallocated expenses.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) increased during fiscal 2019 to $52.2 million from $51.7 million during fiscal 2018. SG&A as a percentage of sales decreased to 31.3% during fiscal 2019 as compared to 31.7% during fiscal 2018. The increase in expense was due to higher legal and severance expense related to two lawsuits litigated during fiscal 2019 and headcount reductions throughout fiscal 2019. Bad debt expense was also higher in fiscal 2019 compared to fiscal 2018 due to a large recovery that was collected in fiscal 2018. These increases were mostly offset by lower incentive expenses.

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

Impairment of Goodwill

In connection with a year-end impairment review of goodwill, the Company recorded a $6.3 million non-cash goodwill impairment charge in the fourth quarter of fiscal 2019 to write off all the goodwill associated with the IMES acquisition. Refer to Note 7 “Goodwill and Intangible Assets” of the notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

Other Income/Expense

Other income/expense was income of $0.5 million during fiscal 2019, compared to income of $0.2 million during fiscal 2018. Fiscal 2019 included $0.5 million of investment income, partially offset by less than $0.1 million of foreign exchange losses. Fiscal 2018 included $0.4 million of investment income, partially offset by $0.2 million of foreign exchange losses. Our foreign exchange gains and losses are primarily due to the translation of U.S. dollars held in non-U.S. entities. We currently do not utilize derivative instruments to manage our exposure to foreign currency.

Income Tax Provision

Our income tax provision from continuing operations during fiscal 2019, fiscal 2018 and fiscal 2017 was $1.0 million, $1.5 million and $0.8 million, respectively. The effective income tax rates from continuing operations during fiscal 2019, fiscal 2018 and fiscal 2017 were (16.1)%, 39.7% and (13.3)%, respectively. The difference between the effective tax rates as compared to the U.S. federal statutory rate of 21.0% during fiscal 2019, 29.2% during fiscal 2018 and 34% during fiscal 2017 was primarily driven by the impact of recording a valuation allowance against all of our U.S. state and federal net deferred tax assets, repatriation of foreign earnings, changes in our geographical distribution of income (loss) and our recording of uncertain tax positions with respect to ASC 740-30, Income Taxes - Other Considerations or Special Areas (“ASC 740-30”).

On December 22, 2017, the U.S. government enacted new tax legislation, Tax Cuts and Jobs Act (the “Act”). The primary provision of the Act that impacted the Company in fiscal 2019 was a reduction to the U.S. corporate income tax rate from 35% to 21%. The 21% corporate income tax rate was effective January 1, 2018 and is in effect for the Company’s full fiscal 2019 tax year.

The Company is subject to additional requirements of the Act beginning in fiscal 2019. Those provisions include an income inclusion for global intangible low-taxed income (“GILTI”), a tax determined by base erosion and anti-avoidance tax (“BEAT”) related to certain payments between a U.S. corporation and foreign related entities, a limitation of certain executive compensation and a deduction for foreign derived intangible income. The Company has determined its accounting policy to treat the taxes due on GILTI as a period cost. The Company does not anticipate being subject to BEAT provision due to the revenue thresholds. The Company has included the impacts of the Act in the fiscal 2019 provision.

In December 2017, the SEC issued Staff Accounting Bulletin No. 118 that allowed for a measurement period up to one year after the enactment date of the Act to complete the accounting requirements. The Company completed the adjustments related to the Act in the third quarter of fiscal 2019, within the allowed period.

As of June 1, 2019, we had approximately $3.1 million of net deferred tax assets related to federal net operating loss (“NOL”) carryforwards, compared to $3.4 million as of June 2, 2018. Net deferred tax assets related to domestic state NOL carryforwards at June 1, 2019 amounted to approximately $3.9 million, compared to $3.9 million at June 2, 2018. Net deferred tax assets related to foreign NOL carryforwards as of June 1, 2019 totaled approximately $0.4 million with various or indefinite expiration dates. The amount of net deferred tax assets related to foreign NOL carryforwards was $0.6 million as of June 2, 2018. We also had a domestic net deferred tax asset of $1.8 million of foreign tax credit carryforwards as of June 1, 2019, compared to $0.5 million as of June 2, 2018.  The changes in balances from prior year are generally due to the transition tax that was part of the Act for which the deemed inclusion on foreign earnings triggered additional foreign tax credit carryforwards that are available for future utilization. We did not have any alternative minimum tax credit carryforward as of June 1, 2019.

We have historically determined that undistributed earnings of our foreign subsidiaries, to the extent of cash available, will be repatriated to the U.S. Due to the deemed repatriation tax, the untaxed outside basis difference for which the historic balance has primarily related has been reduced. The deferred tax liability on the outside basis difference is now primarily withholding tax on future dividend distributions. Accordingly, we have reduced the deferred tax liability from $0.3 million in fiscal 2018 to $0.2 million in fiscal 2019.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant component of objective evidence evaluated was the cumulative income or loss incurred in each jurisdiction over the three-year period ended June 1, 2019. Such objective evidence limits the ability to consider subjective evidence such as future income projections. We considered other positive evidence in determining the need for a valuation allowance in the U.S. including the subpart F and GILTI inclusions of our foreign earnings. The weight of this positive evidence is not sufficient to outweigh other negative evidence in evaluating our need for a valuation allowance in the U.S. jurisdiction.

As of June 1, 2019, a valuation allowance of $11.7 million was established to record only the portion of the deferred tax asset that will more likely than not be realized. There was an increase in the valuation allowance from June 2, 2018 in the amount of $2.6 million.  We recorded a valuation allowance for all domestic federal and state net deferred tax assets considering the significant cumulative losses in the U.S. jurisdiction, the reversal of the deferred tax liability for foreign earnings and no forecast of additional U.S. income. The valuation allowance also related to deferred tax assets in foreign jurisdictions where historical taxable losses have been incurred. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth.

Income taxes paid, including foreign estimated tax payments, were $0.3 million, $0.5 million and $0.4 million, during fiscal 2019, fiscal 2018 and fiscal 2017, respectively.

In the normal course of business, we are subject to examination by taxing authorities throughout the world. Generally, years prior to fiscal 2011 are closed for examination under the statute of limitation for U.S. federal, U.S. state and local or non-U.S. tax jurisdictions. We are currently under examination in Thailand (fiscal 2008 through 2011). Our primary foreign tax jurisdictions are Germany and the Netherlands. We have tax years open in Germany beginning in fiscal 2015 and the Netherlands beginning in fiscal 2013.

The uncertain tax positions from continuing operations as of both June 1, 2019 and June 2, 2018 were $0.1 million. We record penalties and interest related to uncertain tax positions in the income tax expense line item within the Consolidated Statements of Comprehensive (Loss) Income. Accrued interest and penalties are included within the related tax liability line in the Consolidated Balance Sheets. We have not recorded a liability for interest and penalties as of June 1, 2019 or June 2, 2018. It is not expected that there will be a change in the unrecognized tax benefits due to the expiration of various statutes of limitations within the next 12 months.

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

Cash, cash equivalents and investments were $50.0 million at June 1, 2019. Cash, cash equivalents and investments at June 1, 2019, consisted of $21.5 million in North America, $17.8 million in Europe, $0.9 million in Latin America and $9.8 million in Asia/Pacific. We repatriated $2.3 million total cash from our entities in Japan and Korea in fiscal 2019 and $5.9 million total cash from our entities in Germany and France in fiscal 2019. Although the Tax Cuts and Jobs Act generally eliminated federal income tax on future cash repatriation to the United States, cash repatriation may be subject to state and local taxes, withholding or similar taxes. See Note 9 “Income Taxes” of the notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further information.

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

Operating activities used $2.6 million of cash during fiscal 2019. We had net loss of $7.3 million during fiscal 2019, which included non-cash stock-based compensation expense of $0.7 million associated with the issuance of stock option awards and restricted stock awards, $1.1 million of inventory provisions and depreciation and amortization expense of $3.2 million associated with our property and equipment as well as amortization of our intangible assets. The Company recorded a non-cash goodwill impairment charge of $6.3 million for the full amount of the goodwill associated with the IMES reporting unit. Changes in our operating assets and liabilities resulted in a use of cash of $6.8 million during fiscal 2019, primarily due to the increase in inventories of $4.2 million, the increase in accounts receivable of $2.0 million and the decrease in our accounts payable of $2.4 million. These uses of cash were partially offset by the decrease in prepaid expenses and other assets of $0.6 million and the increase in accrued liabilities of $1.1 million. The inventory increase was due to the ongoing growth of our RF and power technologies business and growth in CT Tube and component inventory as we prepare for expected ALTA750 TM  tube sales growth in the Healthcare market. The increase in accounts receivable was primarily due to the increase in sales. The decrease in our accounts payable was due to timing of payments for some of our larger vendors for both inventory and services. The increase in accrued liabilities was primarily due to an increase in deferred revenues as well as several accrued expenses.

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

Cash used in investing activities of $11.9 million during fiscal 2019 included purchases of investments of $17.8 million and $3.9 million in capital expenditures, partially offset by the proceeds from the maturities of investments of $9.8 million. Capital expenditures relates primarily to our Healthcare growth initiative, a new air conditioner unit for the global headquarters, investments in our LaFox manufacturing operation and capital used for our IT system.

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

Cash used in financing activities of $2.8 million during fiscal 2019 resulted primarily from cash used to pay dividends, partially offset by proceeds from the issuance of common stock from stock option exercises.

Cash used in financing activities of $3.0 million during fiscal 2018 resulted primarily from cash used to pay dividends.

All future payments of dividends are at the discretion of the Board of Directors. Dividend payments will depend on earnings, capital requirements, operating conditions and such other factors that the Board may deem relevant.

Contractual Obligations

Contractual obligations are presented in the table below as of June 1, 2019 (in thousands):

	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years	Total
Lease obligations (1)	$1,586	$2,216	$289	$234	$4,325

(1)	Lease obligations are related to certain warehouse and office facilities under non-cancelable operating leases.

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

Allowance for Doubtful Accounts

Our allowance for doubtful accounts includes estimated losses that result from uncollectible receivables. The estimates are influenced by the following: continuing credit evaluation of customers’ financial conditions; aging of receivables, individually and in the aggregate; a large number of customers which are widely dispersed across geographic areas; and collectability and delinquency history by geographic area. Significant changes in one or more of these considerations may require adjustments affecting net income and net carrying value of accounts receivable. The allowance for doubtful accounts was approximately $0.3 million as of both June 1, 2019 and June 2, 2018.

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

Inventories, net

Our consolidated inventories are stated at the lower of cost and net realizable value, generally using a weighted-average cost method. Our net inventories include approximately $47.2 million of finished goods, $4.2 million of raw materials and $1.8 million of work-in-progress as of June 1, 2019, as compared to approximately $42.6 million of finished goods, $5.7 million of raw materials and $2.4 million of work-in-progress as of June 2, 2018. The inventory reserve as of June 1, 2019 was $4.6 million compared to $4.0 million as of June 2, 2018.

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

We recorded provisions to our inventory reserves of $1.1 million, $0.8 million and $0.5 million during fiscal 2019, fiscal 2018 and fiscal 2017, respectively, which were included in cost of sales. The provisions were primarily for obsolete and slow moving parts. The parts were written down to estimated realizable value.

Goodwill and Intangible Assets

Goodwill is not subject to amortization and is reviewed at least annually in the fourth quarter of each year for impairment or whenever events or circumstances indicate an impairment may have occurred, such as a significant adverse change in the business climate, an adverse action or assessment by a regulator, unanticipated competition, loss of key personnel or a decision to sell or dispose of a reporting unit.

During the fourth quarter of each fiscal year, our goodwill balances are reviewed for impairment using the first day of our fourth quarter as the measurement date. If after reviewing the totality of events or circumstances, we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then we test for impairment through a quantitative impairment test. This quantitative impairment test uses the income method, which is based on a discounted future cash flow approach that uses the significant assumptions of projected revenue, projected operational profit, terminal growth rates and the cost of capital. The Company also considers the Guideline Public Company Method in the goodwill impairment assessment.

Factors considered in calculating the fair value of the IMES reporting unit were historical performance, forecasted financials for the following ten years, and information from comparable public companies. Estimates contain management’s best estimates of economic and market conditions over the projected period, including growth rates in revenue and costs and best estimates of future expected changes in operating margins and capital expenditures. Our projection of estimated operating results and cash flows were discounted using a weighted average cost of capital of 15% that reflects current market conditions. The discount rate is sensitive to changes in interest rates and other market rates in place at the time the assessment was performed. The Guideline Public Company Method calculated an Enterprise Value Range consistent with the discounted cash flow method.

Intangible assets are initially recorded at their fair market values determined by quoted market prices in active markets, if available, or recognized valuation models. Intangible assets that have finite useful lives are amortized over their useful lives either on a straight-line basis or over their projected future cash flows and are tested for impairment when events or changes in circumstances occur that indicate possible impairment. Our intangible assets represent the fair value for trade name, customer relationships, non-compete agreements and technology acquired in connection with the acquisitions.

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

The Company assessed whether the carrying amounts of the IMES reporting unit’s long-lived assets may not be recoverable and therefore impaired. To assess the recoverability of the IMES reporting unit’s long-lived assets, the undiscounted cash flows of the reporting unit was analyzed over a period of ten years, with a residual period, compared to the carrying value of net property plant and equipment, goodwill and intangibles. The sum of the undiscounted cash flows exceeded the carrying value of net property plant and equipment, goodwill and intangibles, therefore, there was no impairment indicated.

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

New Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers, which amends guidance for revenue recognition. ASU 2014-09 is principles based guidance that can be applied to all contracts with customers, enhancing comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. The core principle of the guidance is that entities should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The guidance details the steps entities should apply to achieve the core principle. In August 2015, the FASB issued an amendment to defer the effective date for all entities by one year. For public entities, ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted as of annual reporting periods beginning after December 15, 2016. Companies have the option of using either a full or modified retrospective approach in applying this standard. During fiscal 2016, 2017 and 2018 the FASB issued additional updates which further clarify the guidance provided in ASU 2014-09.

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

ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company elects the practical expedients (which must be elected as a package and applied consistently to all of our leases) for which we will not reassess: (1) whether any expired or existing contracts are or contains leases, (2) the lease classification for any expired or existing leases and (3) the initial indirect costs for any existing leases. We have also elected the practical expedient to combine lease and non-lease components for all of our leases. We have adopted an accounting policy to not apply the requirements of Topic 842 to leases with a term of 12 months or less, which the Company has within our facility leases. Short-term leases will be reassessed if events occur that disqualify them from short-term status.

The new standard is effective for the Company on June 2, 2019. The FASB issued ASU 2018-11, targeted improvements to ASC 842, which includes an option to not restate comparative periods in transition and elect to use the effective date of ASC 842 as the date of initial application of transition. We will adopt the new standard on the effective date applying the new transition method allowed under ASU 2018-11. We are in the process of evaluating the impact that the new standard will have on the consolidated financial statements. We have begun evaluating and planning for adoption and implementation of this ASU, including reviewing all material leases, the ASU practical expedient guidelines and current accounting policy elections, and assessing the overall financial statement impact. While we continue to assess all of the effects of adoption, we are unable to quantify the impact at this time. The most significant effects relate to the recognition of new ROU assets and lease liabilities on our balance sheet for our operating leases and providing significant new disclosures about our leasing activities. All leases will be recorded as a right of use asset and a lease liability to be amortized over the lease term. Our conclusions are preliminary and subject to change as we finalize our analysis.

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

In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The guidance permits entities to reclassify tax effects stranded in Accumulated Other Comprehensive Income as a result of tax reform to retained earnings. This new guidance is effective for annual and interim periods in fiscal years beginning after December 15, 2018. Early adoption is permitted in annual and interim periods and can be applied retrospectively or in the period of adoption. The Company has elected not to early adopt ASU 2018-02.

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

Our foreign denominated assets and liabilities are cash and cash equivalents, accounts receivable, inventory, accounts payable and intercompany receivables and payables, as we conduct business in countries of the European Union, Asia/Pacific and, to a lesser extent, Canada and Latin America. We do manage foreign exchange exposures by using currency clauses in certain sales contracts and we also have local debt to offset asset exposures. We have not used any derivative instruments nor entered into any forward contracts in fiscal 2019, fiscal 2018 or fiscal 2017.

Had the U.S. dollar changed unfavorably 10% against various foreign currencies, foreign denominated net sales would have been lower by an estimated $10.5 million during fiscal 2019, an estimated $10.4 million during fiscal 2018 and an estimated $9.1 million during fiscal 2017. Total assets would have declined by an estimated $4.7 million as of the fiscal year ended June 1, 2019 and an estimated $5.6 million as of the fiscal year ended June 2, 2018, while the total liabilities would have decreased by an estimated $1.1 million as of the fiscal year ended June 1, 2019 and an estimated $1.0 million as of the fiscal year ended June 2, 2018.

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

ITEM 8. Financial Statements and Supplementary Data

Richardson Electronics, Ltd.

Audited Consolidated Balance Sheets

(in thousands, except per share amounts)

	June 1, 2019	June 2, 2018
Assets
Current assets:
Cash and cash equivalents	$42,019	$60,465
Accounts receivable, less allowance of $339 and $309, respectively	24,296	22,892
Inventories, net	53,232	50,720
Prepaid expenses and other assets	3,067	3,747
Investments - current	8,000	—
Total current assets	130,614	137,824
Non-current assets:
Property, plant and equipment, net	19,111	18,232
Goodwill	—	6,332
Intangible assets, net	2,763	3,014
Non-current deferred income taxes	529	927
Total non-current assets	22,403	28,505
Total assets	$153,017	$166,329
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$16,943	$19,603
Accrued liabilities	11,273	10,343
Total current liabilities	28,216	29,946
Non-current liabilities:
Non-current deferred income tax liabilities	212	281
Other non-current liabilities	832	921
Total non-current liabilities	1,044	1,202
Total liabilities	29,260	31,148

Commitments and Contingencies

Stockholders’ equity
Common stock, $0.05 par value; issued and outstanding 10,957 shares at June 1, 2019 and 10,806 shares at June 2, 2018	547	540
Class B common stock, convertible, $0.05 par value; issued and outstanding 2,097 shares at June 1, 2019 and 2,137 shares at June 2, 2018	105	107
Preferred stock, $1.00 par value, no shares issued	—	—
Additional paid-in-capital	61,012	60,061
Common stock in treasury, at cost, no shares at June 1, 2019 and at June 2, 2018	—	—
Retained earnings	59,703	70,107
Accumulated other comprehensive income	2,390	4,366
Total stockholders’ equity	123,757	135,181
Total liabilities and stockholders’ equity	$153,017	$166,329

Richardson Electronics, Ltd.

Audited Consolidated Statements of Comprehensive (Loss) Income

(in thousands, except per share amounts)

	Fiscal Year Ended
	June 1, 2019	June 2, 2018	May 27, 2017
Statements of Comprehensive (Loss) Income
Net sales	$166,652	$163,212	$136,872
Cost of sales	114,917	108,130	92,989
Gross profit	51,735	55,082	43,883
Selling, general and administrative expenses	52,156	51,729	49,854
Impairment of goodwill	6,332	—	—
Gain on disposal of business	—	—	(209)
Loss (gain) on disposal of assets	23	(276)	—
Operating (loss) income	(6,776)	3,629	(5,762)
Other (income) expense:
Investment/interest income	(540)	(432)	(234)
Foreign exchange loss	84	224	612
Other, net	(9)	(23)	(24)
Total other (income) expense	(465)	(231)	354
(Loss) income from continuing operations before income taxes	(6,311)	3,860	(6,116)
Income tax provision	1,017	1,534	812
(Loss) income from continuing operations	(7,328)	2,326	(6,928)
Income from discontinued operations	—	1,496	—
Net (loss) income	(7,328)	3,822	(6,928)
Foreign currency translation (loss) gain, net of tax	(1,976)	1,580	90
Fair value adjustments on investments (loss) gain	—	(130)	54
Comprehensive (loss) income	$(9,304)	$5,272	$(6,784)
Net (loss) income per Common share - Basic:
(Loss) income from continuing operations	$(0.57)	$0.18	$(0.55)
Income from discontinued operations	—	0.12	—
Total net (loss) income per Common share - Basic:	$(0.57)	$0.30	$(0.55)
Net (loss) income per Class B common share - Basic:
(Loss) income from continuing operations	$(0.51)	$0.16	$(0.49)
Income from discontinued operations	—	0.11	—
Total net (loss) income per Class B common share - Basic:	$(0.51)	$0.27	$(0.49)
Net (loss) income per Common share - Diluted:
(Loss) income from continuing operations	$(0.57)	$0.18	$(0.55)
Income from discontinued operations	—	0.12	—
Total (loss) income per Common share - Diluted:	$(0.57)	$0.30	$(0.55)
Net (loss) income per Class B common share - Diluted:
(Loss) income from continuing operations	$(0.51)	$0.16	$(0.49)
Income from discontinued operations	—	0.11	—
Total net (loss) income per Class B common share - Diluted:	$(0.51)	$0.27	$(0.49)
Weighted average number of shares:
Common shares - Basic	10,923	10,765	10,705
Class B common shares - Basic	2,106	2,137	2,140
Common shares - Diluted	10,923	10,824	10,705
Class B common shares - Diluted	2,106	2,137	2,140
Dividends per common share	$0.240	$0.240	$0.240
Dividends per Class B common share	$0.220	$0.220	$0.220

Richardson Electronics, Ltd.

Audited Consolidated Statements of Cash Flows

(in thousands)

	Fiscal Year Ended
	June 1, 2019	June 2, 2018	May 27, 2017
Operating activities:
Net (loss) income	$(7,328)	$3,822	$(6,928)
Adjustments to reconcile net (loss) income to cash (used in) provided by operating activities:
Depreciation and amortization	3,173	2,993	2,740
Inventory provisions	1,076	773	456
Gain on sale of investments	—	(183)	(6)
Gain on disposal of business	—	—	(209)
Loss (gain) on disposal of assets	23	(276)	—
Share-based compensation expense	697	533	437
Deferred income taxes	315	319	(55)
Impairment of goodwill	6,332	—	—
Change in assets and liabilities:
Accounts receivable	(2,030)	(1,764)	4,167
Income tax receivable	—	—	17
Inventories	(4,242)	(8,247)	2,408
Prepaid expenses and other assets	622	(627)	(1,318)
Accounts payable	(2,424)	3,457	1,037
Accrued liabilities	1,097	1,906	(699)
Long-term liabilities-accrued pension	—	—	(249)
Other	126	246	11
Net cash (used in) provided by operating activities	(2,563)	2,952	1,809
Investing activities:
Capital expenditures	(3,874)	(5,239)	(5,221)
Proceeds from sale of assets	—	374	—
Proceeds from maturity of investments	9,800	12,315	3,582
Purchases of investments	(17,800)	(3,943)	(2,136)
Proceeds from sales of available-for-sale securities	—	913	306
Purchases of available-for-sale securities	—	(265)	(306)
Other	—	(3)	(12)
Net cash (used in) provided by investing activities	(11,874)	4,152	(3,787)
Financing activities:
Proceeds from issuance of common stock	259	97	30
Cash dividends paid	(3,076)	(3,048)	(3,031)
Net cash used in financing activities	(2,817)	(2,951)	(3,001)
Effect of exchange rate changes on cash and cash equivalents	(1,192)	985	(148)
(Decrease) increase in cash and cash equivalents	(18,446)	5,138	(5,127)
Cash and cash equivalents at beginning of period	60,465	55,327	60,454
Cash and cash equivalents at end of period	$42,019	$60,465	$55,327
Supplemental Disclosure of Cash Flow Information:
Cash paid during the fiscal year for:
Income taxes	290	474	362

Richardson Electronics, Ltd.

Audited Consolidated Statements of Stockholders’ Equity

(in thousands, except per share amounts)

	Common	Class B Common	Par Value	Additional Paid In Capital	Common Stock in Treasury	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance May 28, 2016:	10,703	2,141	$642	$58,969	$—	$79,292	$2,772	$141,675
Comprehensive loss
Net loss	—	—	—	—	—	(6,928)	—	(6,928)
Foreign currency translation	—	—	—	—	—	—	90	90
Fair value adjustments on investments	—	—	—	—	—	—	54	54
Share-based compensation:
Stock options	—	—	—	437	—	—	—	437
Common stock:
Options exercised	5	—	—	30	—	—	—	30
Convert Class B to Common	4	(4)	—	—	—	—	—	—
Dividends paid to:
Common ($0.24 per share)	—	—	—	—	—	(2,567)	—	(2,567)
Class B ($0.22 per share)	—	—	—	—	—	(464)	—	(464)
Balance May 27, 2017	10,712	2,137	$642	$59,436	$—	$69,333	$2,916	$132,327
Comprehensive income
Net income	—	—	—	—	—	3,822	—	3,822
Foreign currency translation	—	—	—	—	—	—	1,580	1,580
Fair value adjustments on investments	—	—	—	—	—	—	(130)	(130)
Share-based compensation:
Restricted stock	—	—	—	98	—	—	—	98
Stock options	—	—	—	435	—	—	—	435
Common stock:
Options exercised	16	—	1	96	—	—	—	97
Restricted stock issuance	78	—	4	(4)	—	—	—	—
Dividends paid to:
Common ($0.24 per share)	—	—	—	—	—	(2,586)	—	(2,586)
Class B ($0.22 per share)	—	—	—	—	—	(462)	—	(462)
Balance June 2, 2018:	10,806	2,137	$647	$60,061	$—	$70,107	$4,366	$135,181
Comprehensive loss
Net loss	—	—	—	—	—	(7,328)	—	(7,328)
Foreign currency translation	—	—	—	—	—	—	(1,976)	(1,976)
Share-based compensation:
Restricted stock	—	—	—	313	—	—	—	313
Stock options	—	—	—	384	—	—	—	384
Common stock:
Options exercised	46	—	2	257	—	—	—	259
Restricted stock issuance	65	—	3	(3)	—	—	—	—
Convert Class B to Common	40	(40)	—	—	—	—	—	—
Dividends paid to:
Common ($0.24 per share)	—	—	—	—	—	(2,621)	—	(2,621)
Class B ($0.22 per share)	—	—	—	—	—	(455)	—	(455)
Balance June 1, 2019:	10,957	2,097	$652	$61,012	$—	$59,703	$2,390	$123,757

Notes to Consolidated Financial Statements

(in thousands, except per share amounts)

1.	DESCRIPTION OF THE COMPANY

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

We have three operating and reportable segments, which we define as follows:

Power and Microwave Technologies Group (“PMT”) combines our core engineered solutions capabilities, power grid and microwave tube business with new RF, Wireless and disruptive power technologies. As a manufacturer, technology partner and authorized distributor, PMT’s strategy is to provide specialized technical expertise and engineered solutions based on our core engineering and manufacturing capabilities on a global basis. We provide solutions and add value through design-in support, systems integration, prototype design and manufacturing, testing, logistics and aftermarket technical service and repair—all through our existing global infrastructure. PMT’s focus is on products for power, RF and microwave applications for customers in 5G, alternative energy, aviation, broadcast, communications, industrial, marine, medical, military, scientific and semiconductor markets. PMT focuses on various applications including broadcast transmission, CO2 laser cutting, diagnostic imaging, dielectric and induction heating, high energy transfer, high voltage switching, plasma, power conversion, radar and radiation oncology. PMT also offers its customers technical services for both microwave and industrial equipment.

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

Customer Concentration: No one customer represented more than 10 percent of our total accounts receivable balance as of June 1, 2019 or June 2, 2018. No one customer accounted for more than 10 percent of the Company’s consolidated net sales in fiscal 2019. LAM Research Corporation individually accounted for 11 percent of the Company’s consolidated net sales in fiscal 2018. No one customer accounted for more than 10 percent of the Company’s consolidated net sales in fiscal 2017.

Supplier Concentration: One of our suppliers represented 11 percent of our total cost of sales in fiscal 2019 and 15 percent in fiscal 2018. The amount owed to this supplier was approximately $2.2 million as of June 1, 2019 and $1.9 million as of June 2, 2018.

2.	BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP for all fiscal years presented.

The consolidated financial statements include our wholly owned subsidiaries. All intercompany transactions and account balances have been eliminated in consolidation.

Our fiscal year 2019 began on June 3, 2018 and ended on June 1, 2019, our fiscal year 2018 began on May 28, 2017 and ended on June 2, 2018 and our fiscal year 2017 began on May 29, 2016 and ended on May 27, 2017. Unless otherwise noted, all references to a particular year in this document shall mean our fiscal year.

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

Fair Values of Financial Instruments: The fair values of financial instruments are determined based on quoted market prices and market interest rates as of the end of the reporting period. Our financial instruments include investments, accounts receivable, accounts payable and accrued liabilities. The fair values of these financial instruments approximate carrying values at June 1, 2019 and June 2, 2018.

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

Allowance for Doubtful Accounts: Our allowance for doubtful accounts includes estimated losses that result from uncollectible receivables. The estimates are influenced by the following: continuing credit evaluation of customers’ financial conditions; aging of receivables, individually and in the aggregate; a large number of customers which are widely dispersed across geographic areas; and collectability and delinquency history by geographic area. Significant changes in one or more of these considerations may require adjustments affecting net income and net carrying value of accounts receivable. The allowance for doubtful accounts was approximately $0.3 million as of both June 1, 2019 and June 2, 2018.

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

Effective June 3, 2018, the Company adopted the standard using the modified retrospective method to all contracts. As a result, financial information for the reporting period beginning June 3, 2018 was reported under the new standard, while comparative financial information has not been adjusted and continues to be reported in accordance with the previous standard. The adoption of this standard did not impact the timing of revenue recognition for our customer sales. The adoption did not result in the recognition of a cumulative adjustment to beginning retained earnings, nor did it have a material impact on the consolidated financial statements. For the Company, the most significant impact of the new standard is the addition of required disclosures within the notes to the financial statements. See Note 4 “Revenue Recognition” of the notes to our consolidated financial statements.

Foreign Currency Translation: The functional currency is the local currency at all foreign locations, with the exception of Hong Kong, which the functional currency is the U.S. dollar. Balance sheet items for our foreign entities, included in our consolidated balance sheets, are translated into U.S. dollars at end-of-period spot rates. Gains and losses resulting from translation of foreign subsidiary financial statements are credited or charged directly to accumulated other comprehensive (loss) income, a component of stockholders’ equity. Revenues and expenses are translated at the current rate on the date of the transaction. Gains and losses resulting from foreign currency transactions are included in income. Foreign exchange losses reflected in our consolidated statements of comprehensive (loss) income were a loss of less than $0.1 million during fiscal 2019, a loss of $0.2 million during fiscal 2018 and a loss of $0.6 million during fiscal 2017.

Shipping and Handling Fees and Costs: Shipping and handling costs billed to customers are reported as revenue and the related costs are reported as a component of cost of sales.

Inventories, net: Our consolidated inventories are stated at the lower of cost and net realizable value, generally using a weighted-average cost method. Our net inventories include approximately $47.2 million of finished goods, $4.2 million of raw materials and $1.8 million of work-in-progress as of June 1, 2019 as compared to approximately $42.6 million of finished goods, $5.7 million of raw materials and $2.4 million of work-in-progress as of June 2, 2018. The inventory reserve as of June 1, 2019 was $4.6 million compared to $4.0 million as of June 2, 2018.

Provisions for obsolete or slow moving inventories are recorded based upon regular analysis of stock rotation privileges, obsolescence, the exiting of certain markets and assumptions about future demand and market conditions. If future demand changes in the industry or market conditions differ from management’s estimates, additional provisions may be necessary.

We recorded provisions to our inventory reserves of $1.1 million, $0.8 million and $0.5 million during fiscal 2019, fiscal 2018 and fiscal 2017, respectively, which were included in cost of sales. The provisions were primarily for obsolete and slow moving parts. The parts were written down to estimated realizable value.

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

Investments: As of June 1, 2019, we have invested in time deposits and certificates of deposit (“CDs”) in the amount of $8.0 million, which mature in less than twelve months. As of June 2, 2018, we had no investments.

We liquidated our investments in equity securities in fiscal 2018. Proceeds from the liquidation were $0.9 million with gross realized gains of $0.2 million for fiscal 2018. Prior to the liquidation of our investment in equity securities, our investments in equity securities were classified as available-for-sale and were carried at their fair value based on quoted market prices. Proceeds from the sale of securities were $0.3 million during fiscal 2017. Prior to liquidation of the equity securities, we reinvested proceeds from the sale of securities, and the cost of the equity securities sold was based on a specific identification method. Gross realized gains and losses on those sales were less than $0.1 million during fiscal 2017. Net unrealized holding gain (loss) during fiscal 2017 was less than $0.1 million and have been included in accumulated comprehensive (loss) income.

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

Goodwill and Intangible Assets: Goodwill is not subject to amortization and is reviewed at least annually in the fourth quarter of each year for impairment or whenever events or circumstances indicate an impairment may have occurred, such as a significant adverse change in the business climate, an adverse action or assessment by a regulator, unanticipated competition, loss of key personnel or a decision to sell or dispose of a reporting unit.

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-04 (“ASU 2017-04”), Simplifying the Test for Goodwill Impairment. ASU 2017-04 eliminates step 2 from the goodwill impairment test as defined in ASU 2011-08. As amended, the goodwill impairment test will consist of one-step comparing the fair value of a reporting unit with its carrying amount. An entity should recognize a goodwill impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. An entity may still perform the optional qualitative assessment for a reporting unit to determine if it is more likely than not that goodwill is impaired. ASU 2017-04 will be effective for fiscal years and interim periods beginning after December 15, 2019. ASU 2017-04 is required to be applied prospectively and early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company elected to early adopt ASU 2017-04 beginning with our fiscal 2018 annual impairment test.

During the fourth quarter of each fiscal year, our goodwill balances are reviewed for impairment using the first day of our fourth quarter as the measurement date. If after reviewing the totality of events or circumstances, we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then we test for impairment through a quantitative impairment test. This quantitative impairment test uses the income method, which is based on a discounted future cash flow approach that uses the significant assumptions of projected revenue, projected operational profit, terminal growth rates and the cost of capital. The Company also considers the Guideline Public Company Method in the goodwill impairment assessment.

Intangible assets are initially recorded at their fair market values determined by quoted market prices in active markets, if available, or recognized valuation models. Intangible assets that have finite useful lives are amortized over their useful lives either on a straight-line basis or over their projected future cash flows and are tested for impairment when events or changes in circumstances occur that indicate possible impairment. Our intangible assets represent the fair value for trade name, customer relationships, non-compete agreements and technology acquired in connection with the acquisitions.

Property, Plant and Equipment: Property, plant and equipment are stated at cost, net of accumulated depreciation. Improvements and replacements are capitalized while expenditures for maintenance and repairs are charged to expense as incurred. Provisions for depreciation are computed using the straight-line method over the estimated useful life of the asset. Depreciation expense was approximately $2.9 million, $2.6 million and $2.4 million during fiscal 2019, fiscal 2018 and fiscal 2017, respectively.

Property, plant and equipment consist of the following (in thousands):

	June 1, 2019	June 2, 2018
Land and improvements	$1,301	$1,301
Buildings and improvements	22,986	21,673
Computer, communications equipment and software	9,943	9,652
Construction in progress	979	1,582
Machinery and other equipment	13,884	12,004
	$49,093	$46,212
Accumulated depreciation	(29,982)	(27,980)
Property, plant, and equipment, net	$19,111	$18,232

Construction in progress at June 1, 2019 includes $0.3 million related to our Healthcare growth initiatives. All projects are expected to be completed before the end of fiscal 2020.

Supplemental disclosure information of the estimated useful life of the assets:

Land improvements	10 years
Buildings and improvements	10 - 30 years
Computer, communications equipment and software	3 - 10 years
Machinery and other equipment	3 - 20 years

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

Additionally, we also evaluate the remaining useful life of each reporting period to determine whether events and circumstances warrant a revision to the remaining period of depreciation or amortization. If the estimate of a long lived asset’s remaining useful life is changed, the remaining carrying amount of the asset is amortized prospectively over that revised remaining useful life.

Accrued Liabilities: Accrued liabilities consist of the following (in thousands):

	June 1, 2019	June 2, 2018
Compensation and payroll taxes	$2,846	$3,449
Accrued severance	520	454
Professional fees	471	527
Deferred revenue	2,260	1,888
Other accrued expenses	5,176	4,025
Accrued Liabilities	$11,273	$10,343

Warranties: We offer warranties for the limited number of specific products we manufacture. Our warranty terms generally range from one to three years.

We estimate the cost to perform under the warranty obligation and recognize this estimated cost at the time of the related product sale. We record expense related to our warranty obligations as cost of sales in our consolidated statements of comprehensive (loss) income. Each quarter, we assess actual warranty costs incurred on a product-by-product basis and compare the warranty costs to our estimated warranty obligation. With respect to new products, estimates are based generally on knowledge of the products and warranty experience.

Warranty reserves are established for costs that are expected to be incurred after the sale and delivery of products under warranty. Warranty reserves are included in accrued liabilities on our consolidated balance sheets. The warranty reserves are determined based on known product failures, historical experience and other available evidence.

Changes in the warranty reserve during fiscal 2019 and fiscal 2018 were as follows (in thousands):

Warranty Reserve
Balance at May 27, 2017	$106
Accruals for products sold	65
Utilization	(22)
Balance at June 2, 2018	$149
Accruals for products sold	185
Utilization	(39)
Balance at June 1, 2019	$295

Other Non-Current Liabilities: Other non-current liabilities of $0.8 million at June 1, 2019 and $0.9 million at June 2, 2018, primarily represent employee-benefits obligations in various non-US locations.

Share-Based Compensation: We measure and recognize share-based compensation cost at fair value for all share-based payments, including stock options and restricted stock awards. We estimate fair value using the Black-Scholes option-pricing model, which requires assumptions such as expected volatility, risk-free interest rate, expected life and dividends. Compensation cost is recognized using a graded-vesting schedule over the applicable vesting period. Share-based compensation expense totaled approximately $0.7 million during fiscal 2019, $0.5 million during fiscal 2018 and $0.4 million during fiscal 2017.

Stock options granted generally vest over a period of five years and have contractual terms to exercise of 10 years. A summary of stock option activity is as follows (in thousands, except option prices and years):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options Outstanding at May 28, 2016	1,019	$9.93
Granted	190	6.90
Exercised	(5)	5.61
Forfeited	(43)	8.39
Cancelled	(88)	11.17
Options Outstanding at May 27, 2017	1,073	$9.38
Granted	200	6.08
Exercised	(16)	5.85
Forfeited	(11)	8.05
Cancelled	(51)	9.36
Options Outstanding at June 2, 2018	1,195	$8.89
Granted	279	9.02
Exercised	(46)	5.61
Forfeited	(58)	8.10
Cancelled	(6)	5.03
Options Outstanding at June 1, 2019	1,364	$9.08	5.6	$—
Options Vested at June 1, 2019	888	$9.79	4.2	$—

There were 46,000 stock options exercised during fiscal 2019, with cash received of $0.3 million. The total intrinsic value of options exercised totaled less than $0.1 million during fiscal 2019, fiscal 2018 and fiscal 2017. The weighted average fair value of stock option grants was $1.71 during fiscal 2019, $0.85 during fiscal 2018 and $1.14 during fiscal 2017. As of June 1, 2019, total unrecognized compensation costs related to unvested stock options and restricted stock awards was approximately $1.2 million, which is expected to be recognized over the remaining weighted average period of approximately two to four years. The total grant date fair value of stock options vested during fiscal 2019 was $0.4 million.

The fair value of stock options is estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Fiscal Year Ended
	June 1, 2019	June 2, 2018	May 27, 2017
Expected volatility	22.24%	21.92%	25.41%
Risk-free interest rate	2.82%	2.22%	1.46%
Expected lives (years)	6.36	6.31	6.50
Annual cash dividend	$0.24	$0.24	$0.24

The expected volatility assumptions are based on historical experience commensurate with the expected term. The risk-free interest rate is based on the yield of a treasury note with a remaining term equal to the expected life of the stock option.

The expected stock option life assumption is based on the Securities and Exchange Commission’s (“SEC”) guidance in Staff Accounting Bulletin (“SAB”) No. 107 (“SAB No. 107”). For stock options granted during fiscal 2019, fiscal 2018 and fiscal 2017, we believe that our historical stock option experience does not provide a reasonable basis upon which to estimate expected term. We utilized the Safe Harbor option, or Simplified Method, to determine the expected term of these options in accordance with SAB No. 107 for options granted. We intend to continue to utilize the Simplified Method for future grants in accordance with SAB No. 110 until such time that we believe that our historical stock option experience will provide a reasonable basis to estimate an expected term.

The following table summarizes information about stock options outstanding at June 1, 2019 (in thousands, except option prices and years):

	Outstanding				Vested
Exercise Price Range	Shares	Weighted Average Exercise Price	Weighted Average Life	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Weighted Average Life	Aggregate Intrinsic Value
$5.49 to $6.90	482	$6.16	6.2	$—	255	$6.05	5.0	$—
$7.98 to $10.85	455	$9.38	7.2	$—	206	$9.70	5.2	$—
$11.14 to $13.76	427	$12.05	3.1	$—	427	$12.05	3.1	$—
Total	1,364	$9.08	5.6	$—	888	$9.79	4.2	$—

As of June 1, 2019, a summary of restricted stock award transactions was as follows (in thousands):

Unvested Restricted Shares
Unvested at May 27, 2017	—
Granted	78
Vested	—
Unvested at June 2, 2018	78
Granted	69
Vested	(26)
Canceled	(5)
Unvested at June 1, 2019	116

Compensation effects arising from issuing stock awards have been charged against income and recorded as additional paid-in-capital in the consolidated statements of stockholders’ equity during fiscal 2019, fiscal 2018 and fiscal 2017.

The Employees’ 2011 Long-Term Incentive Compensation Plan authorizes the issuance of up to 1,500,000 shares as incentive stock options, non-qualified stock options or stock awards. Under this plan, 1,173,000 shares are reserved for future issuance. The Plan authorizes the granting of stock options at the fair market value at the date of grant. Generally, these options become exercisable over five years and expire up to 10 years from the date of grant.

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

The earnings per share (“EPS”) presented in our consolidated statements of comprehensive (loss) income are based on the following (in thousands, except per share amounts):

	For the Fiscal Year Ended
	June 1, 2019		June 2, 2018		May 27, 2017
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Numerator for Basic and Diluted EPS:
(Loss) income from continuing operations	$(7,328)	$(7,328)	$2,326	$2,326	$(6,928)	$(6,928)
Less dividends:
Common stock	2,621	2,621	2,586	2,586	2,567	2,567
Class B common stock	455	455	462	462	464	464
Undistributed losses	$(10,404)	$(10,404)	$(722)	$(722)	$(9,959)	$(9,959)
Common stock undistributed losses	$(8,866)	$(8,866)	$(613)	$(613)	$(8,440)	$(8,440)
Class B common stock undistributed losses	(1,538)	(1,538)	(109)	(109)	(1,519)	(1,519)
Total undistributed losses	$(10,404)	$(10,404)	$(722)	$(722)	$(9,959)	$(9,959)
Income from discontinued operations	$—	$—	$1,496	$1,496	$—	$—
Less dividends:
Common stock	2,621	2,621	2,586	2,586	2,567	2,567
Class B common stock	455	455	462	462	464	464
Undistributed losses	$(3,076)	$(3,076)	$(1,552)	$(1,552)	$(3,031)	$(3,031)
Common stock undistributed losses	$(2,621)	$(2,621)	$(1,317)	$(1,318)	$(2,567)	$(2,567)
Class B common stock undistributed losses	(455)	(455)	(235)	(234)	(464)	(464)
Total undistributed losses	$(3,076)	$(3,076)	$(1,552)	$(1,552)	$(3,031)	$(3,031)
Net (loss) income	$(7,328)	$(7,328)	$3,822	$3,822	$(6,928)	$(6,928)
Less dividends:
Common stock	2,621	2,621	2,586	2,586	2,567	2,567
Class B common stock	455	455	462	462	464	464
Undistributed (losses) income	$(10,404)	$(10,404)	$774	$774	$(9,959)	$(9,959)
Common stock undistributed (losses) income	$(8,866)	$(8,866)	$657	$657	$(8,440)	$(8,440)
Class B common stock undistributed (losses) income	(1,538)	(1,538)	117	117	(1,519)	(1,519)
Total undistributed (losses) income	$(10,404)	$(10,404)	$774	$774	$(9,959)	$(9,959)
Denominator for Basic and Diluted EPS:
Common stock weighted average shares	10,923	10,923	10,765	10,765	10,705	10,705
Class B common stock weighted average shares, and shares under if-converted method for diluted EPS	2,106	2,106	2,137	2,137	2,140	2,140
Effect of dilutive securities
Dilutive stock options		—		59		—
Denominator for diluted EPS adjusted for weighted average shares and assumed conversions		13,029		12,961		12,845
(Loss) income from continuing operations per share:
Common stock	$(0.57)	$(0.57)	$0.18	$0.18	$(0.55)	$(0.55)
Class B common stock	$(0.51)	$(0.51)	$0.16	$0.16	$(0.49)	$(0.49)
Income from discontinued operations per share:
Common stock	$—	$—	$0.12	$0.12	$—	$—
Class B common stock	$—	$—	$0.11	$0.11	$—	$—
Net (loss) income per share:
Common stock	$(0.57)	$(0.57)	$0.30	$0.30	$(0.55)	$(0.55)
Class B common stock	$(0.51)	$(0.51)	$0.27	$0.27	$(0.49)	$(0.49)

Note: Common stock options that were anti-dilutive and not included in diluted earnings per common share for fiscal 2019, fiscal 2018 and fiscal 2017 were 882, 0 and 848, respectively.

New Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers, which amends guidance for revenue recognition. ASU 2014-09 is principles based guidance that can be applied to all contracts with customers, enhancing comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. The core principle of the guidance is that entities should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The guidance details the steps entities should apply to achieve the core principle. In August 2015, the FASB issued an amendment to defer the effective date for all entities by one year. For public entities, ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted as of annual reporting periods beginning after December 15, 2016. Companies have the option of using either a full or modified retrospective approach in applying this standard. During fiscal 2016, 2017 and 2018 the FASB issued additional updates which further clarify the guidance provided in ASU 2014-09.

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

ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company elects the practical expedients (which must be elected as a package and applied consistently to all of our leases) for which we will not reassess: (1) whether any expired or existing contracts are or contains leases, (2) the lease classification for any expired or existing leases and (3) the initial indirect costs for any existing leases. We have also elected the practical expedient to combine lease and non-lease components for all of our leases. We have adopted an accounting policy to not apply the requirements of Topic 842 to leases with a term of 12 months or less, which the Company has within our facility leases. Short-term leases will be reassessed if events occur that disqualify them from short-term status.

The new standard is effective for the Company on June 2, 2019. The FASB issued ASU 2018-11, targeted improvements to ASC 842, which includes an option to not restate comparative periods in transition and elect to use the effective date of ASC 842 as the date of initial application of transition. We will adopt the new standard on the effective date applying the new transition method allowed under ASU 2018-11. We are in the process of evaluating the impact that the new standard will have on the consolidated financial statements. We have begun evaluating and planning for adoption and implementation of this ASU, including reviewing all material leases, the ASU practical expedient guidelines and current accounting policy elections, and assessing the overall financial statement impact. While we continue to assess all of the effects of adoption, we are unable to quantify the impact at this time. The most significant effects relate to the recognition of new ROU assets and lease liabilities on our balance sheet for our operating leases and providing significant new disclosures about our leasing activities. All leases will be recorded as a right of use asset and a lease liability to be amortized over the lease term. Our conclusions are preliminary and subject to change as we finalize our analysis.

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

In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The guidance permits entities to reclassify tax effects stranded in Accumulated Other Comprehensive Income as a result of tax reform to retained earnings. This new guidance is effective for annual and interim periods in fiscal years beginning after December 15, 2018. Early adoption is permitted in annual and interim periods and can be applied retrospectively or in the period of adoption. The Company has elected not to early adopt ASU 2018-02.

4.	REVENUE RECOGNITION

Richardson has a number of defined revenue streams across our reportable segments. For each of these revenue streams, all products are typically sold directly by the Company to the end customer. Distribution is the Company’s largest revenue stream. The distribution business does not include a separate service bundled with the product sold or sold on top of the product. Distribution typically includes products purchased from our suppliers, stocked in our warehouses and then sold to our customers. Revenue is recognized when control of the promised goods is transferred to our customers, which is simultaneous with the title transferring to the customer, in an amount that reflects the transaction price consideration that we expect to receive in exchange for those goods. Control refers to the ability of the customer to direct the use of, and obtain substantially all of, the remaining benefits from the goods. Our transaction price consideration is fixed, unless otherwise disclosed below as variable consideration. Generally, our contracts require our customers to pay for goods after we deliver products to them. Terms are generally on open account, payable net 30 days in North America, and vary throughout Asia/Pacific, Europe and Latin America subject to customary credit checks.

The Company also sells products that are manufactured or assembled in our manufacturing facility. These products can either be built to the customer’s prints/designs or are products that we stock in our warehouse to sell to any customer that places an order. The manufacturing business does not include a separate service bundled with the product sold or sold in addition to the product.

The Company recognizes services revenue when the repair, installation or training is performed. Based on our analysis of services revenue, ASU 2014-09 has an immaterial impact on the timing, amount or characterization of services revenue recognized by the Company. The services we provide are relatively short in duration and typically completed in one to two weeks. Therefore, at each reporting date, the amount of unbilled work performed is insignificant. The services revenue has consistently accounted for less than 5% of the Company’s total revenues and is expected to continue at that level.

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

Contract Liabilities: Contract liabilities and revenue recognized were as follows (in thousands):

	June 2, 2018	Additions	Revenue Recognized	June 1, 2019
Contract liabilities (deferred revenue)	$1,888	$3,521	$(3,149)	$2,260

The Company receives advance payments or deposits from our customers before revenue is recognized resulting in contract liabilities. Contract liabilities are included in accrued liabilities in the consolidated balance sheets.

Performance obligations and satisfaction of performance obligation in the contract

Each accepted purchase order identifies a distinct good or service as the performance obligation. The goods are generally standard products we purchased from a supplier and stocked on our shelves. They can also be customized products purchased from a supplier or products that are customized or have value added to them in-house prior to shipping to the customer. Our contracts for customized products generally include termination provisions if a customer cancels its order. However, we recognize revenue at a point in time because the termination provisions do not require, upon cancelation, the customer to pay fees that are commensurate with the work performed. Each purchase order explicitly states the goods or service that we promise to transfer to the customer. The promises to the customer are limited only to those goods or service. The performance obligation is our promise to deliver both goods that were produced by the Company and resale of goods that we purchase from our suppliers. Our shipping and handling activities for destination shipments are performed prior to the customer obtaining control. As such, they are not a separate promised service. For shipping point, Richardson is making the election under ASC 606-10-25-18B to account for shipping and handling as activities to fulfill the promise to transfer the goods. The goods we provide to our customers are distinct in that our customers benefit from the goods we sell them through use in their own processes. Our customers are generally not resellers, but rather businesses that incorporate our products into their processes from which they generate an economic benefit. The goods are also distinct in that each item sold to the customer is clearly identified on both the purchase order and resulting invoice. Each product we sell benefits the customer independently of the other products. Each item on each purchase order from the customer can be used by the customer unrelated to any other products we provide to the customer.

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

Additional considerations

Sale with right of return:

Our return policy is available to customers in our terms and conditions found on our website www.rell.com. The policy varies by business unit. The Company allows returns with prior written authorization and we allow returns within 10 days of shipment for replacement parts.

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

The reserve is considered immaterial at each balance sheet date for further consideration. Returns for defective product are typically covered by our suppliers’ warranty, thus, returns for defective product are not factored into our reserve.

Warranties:

We offer warranties for the limited number of specific products we manufacture. Our warranty terms generally range from one to three years. We estimate the cost to perform under the warranty obligation and recognize this estimated cost at the time of the related product sale. Each quarter, we assess actual warranty costs incurred on a product-by-product basis and compare the warranty costs to our estimated warranty obligation. With respect to new products, estimates are based generally on knowledge of the products and warranty experience. See Note 3, Warranties, for further information regarding the impact of warranties concerning ASU 2014-09.

Principal versus agent considerations:

Principal versus agent guidance was considered for customized products that are provided by our suppliers versus manufactured by the Company. Richardson acts as the principal as we are responsible for satisfying the performance obligation. We have primary responsibility for fulfilling the contract, we have inventory risk prior to delivery to our customer, we establish prices, our consideration is not in the form of a commission and we bear the credit risk. The Company recognizes revenue in the gross amount of consideration.

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

On June 15, 2015, the Company entered into a lease agreement for the IMES facility with LDL, LLC. The Executive Vice President of IMES, Lee A. McIntyre III (former owner of IMES), has an ownership interest in LDL, LLC. The lease agreement provides for monthly payments over five years with total future minimum lease payments of $0.1 million. Rental expense related to this lease amounted to $0.1 million for the fiscal years ended June 1, 2019, June 2, 2018 and May 27, 2017. The Company shall be entitled to extend the term of the lease for a period of an additional five years by notifying the landlord in writing of its intention to do so within six months of the expiration of the initial term.

7.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

The Company had $6.3 million of goodwill reported on our balance sheet at June 2, 2018, entirety related to our IMES reporting unit, which was acquired in fiscal 2016 and is included in the Healthcare segment.

As a result of the Company’s annual impairment review as of March 3, 2019, and after reviewing the totality of events and circumstances as provided in ASU 2011-08, we determined that it was more likely than not that the fair value for the IMES reporting unit was less than its carrying value. Accordingly, we performed the quantitative impairment test using the income method, which was based on a discounted future cash flow approach that used the significant assumptions of projected revenue, projected operational profit, terminal growth rates and the cost of capital. The Guideline Public Company Method was also considered in the goodwill impairment assessment.

The quantitative impairment test determined that the IMES reporting unit’s carrying value exceeded its fair value by an amount that exceeded the recorded goodwill balance. As a result, in the fourth quarter of fiscal year 2019, the Company recorded a non-cash goodwill impairment charge of $6.3 million for the full amount of the goodwill associated with the IMES reporting unit.

Factors considered in calculating the fair value of the IMES reporting unit were historical performance, forecasted financials for the following ten years and information from comparable public companies. Estimates contain management’s best estimates of economic and market conditions over the projected period, including growth rates in revenue and costs and best estimates of future expected changes in operating margins and capital expenditures. Our projection of estimated operating results and cash flows were discounted using a weighted average cost of capital of 15% that reflects current market conditions. The discount rate is sensitive to changes in interest rates and other market rates in place at the time the assessment was performed. The Guideline Public Company Method calculated an Enterprise Value Range consistent with the discounted cash flow method.

Factors that contributed to the impairment charge included shortfalls in sales expected from new product offerings, changes in key management personnel and increased net assets. These events decreased the forecasted future cash flows and the fair value of the IMES reporting unit below its carrying value as of the March 3, 2019 testing date.

Also, the Company assessed whether the carrying amounts of the IMES reporting unit’s long-lived assets may not be recoverable and therefore impaired. To assess the recoverability of the IMES reporting unit’s long-lived assets, the undiscounted cash flows of the reporting unit (the asset group) was analyzed over a period of ten years, with a residual period, compared to the carrying value of the asset group. The sum of the undiscounted cash flows exceeded the carrying value of the asset group, therefore, there was no impairment indicated.

Intangible Assets

Intangible assets are initially recorded at their fair market values determined by quoted market prices in active markets, if available, or recognized valuation models. Intangible assets that have finite useful lives are amortized over their useful lives and are tested for impairment when events or changes in circumstances occur that indicate possible impairment.

Our intangible assets represent the fair value for trade name, customer relationships, non-compete agreements and technology acquired in connection with our acquisitions. Intangible assets subject to amortization were as follows (in thousands):

	June 1, 2019	June 2, 2018
Gross Amounts:
Trade Name	$659	$659
Customer Relationships (1)	3,394	3,408
Non-compete Agreements	177	177
Technology	230	230
Total Gross Amounts	$4,460	$4,474
Accumulated Amortization:
Trade Name	$659	$651
Customer Relationships	796	617
Non-compete Agreements	139	115
Technology	103	77
Total Accumulated Amortization	$1,697	$1,460
Net Intangibles	$2,763	$3,014

(1)	Change from prior periods reflect impact of foreign currency translation.

Under ASC 350, companies must perform the annual test for impairment for indefinite live intangible assets, for which the Company has none, as well as test definite life assets for impairment in the event of a “trigger event” such as adverse changes in the business climate or market which might negatively impact the value of a reporting unit. As noted above under Goodwill, we tested the IMES definite life intangible assets and determined that the $2.3 million of net intangible assets were not impaired as of June 1, 2019. For the remainder of the Company’s intangible assets, we determined that they were not impaired as of June 1, 2019 on the basis that no adverse events or changes in circumstances were identified that could indicate that the carrying amounts of such assets may not be recoverable.

The amortization expense associated with the intangible assets subject to amortization for the next five years is presented in the following table (in thousands):

Fiscal Year	Amortization Expense
2020	$257
2021	245
2022	252
2023	245
2024	232
Thereafter	1,532
Total amortization expense	$2,763

The amortization expense associated with the intangible assets totaled approximately $0.3 million during fiscal 2019, $0.4 million during fiscal 2018 and fiscal 2017. The weighted average number of years of amortization expense remaining is 14.2 years.

8.	LEASE OBLIGATIONS, OTHER COMMITMENTS AND CONTINGENCIES

We lease certain warehouse and office facilities under non-cancelable operating leases. Rent expense for fiscal 2019, fiscal 2018 and fiscal 2017 was $1.7 million, $1.8 million, and $1.9 million, respectively. Our future lease commitments for minimum rentals, including common area maintenance charges and property taxes during the next five years are as follows (in thousands):

Fiscal Year	Payments
2020	$1,586
2021	1,367
2022	509
2023	340
2024	289
Thereafter	234

9.	INCOME TAXES

(Loss) income from continuing operations before income taxes included the following components (in thousands):

	Fiscal Year Ended
	June 1, 2019	June 2, 2018	May 27, 2017
United States	$(9,971)	$(211)	$(8,150)
Foreign	3,660	4,071	2,034
(Loss) income before income taxes	$(6,311)	$3,860	$(6,116)

The provision for income taxes for fiscal 2019, fiscal 2018 and fiscal 2017 consisted of the following (in thousands):

	Fiscal Year Ended
	June 1, 2019	June 2, 2018	May 27, 2017
Current:
Federal	$33	$—	$(117)
State	3	(12)	3
Foreign	652	1,220	1,035
Total current	$688	$1,208	$921
Deferred:
Federal	$(104)	$124	$—
State	—	—	—
Foreign	433	202	(109)
Total deferred	$329	$326	$(109)
Income tax provision	$1,017	$1,534	$812

The differences between income taxes at the U.S. federal statutory income tax rate of 21.0% for fiscal 2019, 29.2% for fiscal 2018 and 34.0% for fiscal 2017 and the reported income tax provision for fiscal 2019, fiscal 2018 and fiscal 2017 are summarized as follows:

	Fiscal Year Ended
	June 1, 2019	June 2, 2018	May 27, 2017
Federal statutory rate	21.0%	29.2%	34.0%
Effect of:
State income taxes, net of federal tax benefit	5.4	0.3	4.8
Deemed repatriation tax	—	(50.0)	—
Foreign income inclusion	—	—	(20.7)
Foreign taxes at other rates	(4.1)	(0.1)	1.0
Permanent tax differences	(16.1)	6.7	(0.5)
Deferred remeasurement	—	45.1	—
Tax reserves	—	3.6	0.9
Additional U.S. tax on undistributed foreign earnings	—	(12.5)	15.8
Change in valuation allowance for deferred tax assets	(22.8)	15.1	(46.6)
Return to provision adjustments	(0.5)	0.1	(2.0)
Closure of foreign audits	—	2.2	—
Other	1.0	—	—
Effective tax rate	(16.1)%	39.7%	(13.3)%

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Our deferred tax assets and liabilities reflect continuing operations as of June 1, 2019 and June 2, 2018. Significant components were as follows (in thousands):

	Fiscal Year Ended
	June 1, 2019	June 2, 2018
Deferred tax assets:
NOL carryforwards - foreign and domestic	$7,458	$7,883
Inventory valuations	1,179	978
Goodwill	1,578	294
Foreign tax credits	1,782	465
Severance reserve	188	119
Foreign capital loss	1,129	1,143
Other	1,737	1,632
Subtotal	$15,051	$12,514
Valuation allowance - foreign and domestic	(11,706)	(9,148)
Net deferred tax assets after valuation allowance	$3,345	$3,366
Deferred tax liabilities:
Accelerated depreciation	$(2,908)	$(2,474)
Tax on undistributed earnings	(141)	(274)
Other	21	28
Subtotal	$(3,028)	$(2,720)
Net deferred tax assets	$317	$646
Supplemental disclosure of net deferred tax assets, excluding valuation allowance:
Domestic	$10,194	$7,394
Foreign	$1,829	$2,401
Total	$12,023	$9,795

As of June 1, 2019, we had approximately $3.1 million of net deferred tax assets related to federal net operating loss (“NOL”) carryforwards, compared to $3.4 million as of June 2, 2018. Net deferred tax assets related to domestic state NOL carryforwards amounted to approximately $3.9 million as of June 1, 2019, compared to $3.9 million as of June 2, 2018. Net deferred tax assets related to foreign NOL carryforwards as of June 1, 2019 totaled approximately $0.4 million with various or indefinite expiration dates. The amount of net deferred tax assets related to foreign NOL carryforwards was $0.6 million as of June 2, 2018. We also had a domestic net deferred tax asset of $1.8 million of foreign tax credit carryforwards as of June 1, 2019, compared to $0.5 million as of June 2, 2018.  The changes in balances from prior year are generally due to the transition tax that was part of the Tax Cuts and Jobs Act for which the deemed inclusion on foreign earnings triggered additional foreign tax credit carryforwards that are available for future utilization. We did not have any alternative minimum tax credit carryforward as of June 1, 2019.

We have historically determined that undistributed earnings of our foreign subsidiaries, to the extent of cash available, will be repatriated to the U.S. Due to the deemed repatriation tax, the untaxed outside basis difference for which the historic balance has primarily related has been reduced. The deferred tax liability on the outside basis difference is now primarily withholding tax on future dividend distributions. Accordingly, we have reduced the deferred tax liability from $0.3 million in fiscal 2018 to $0.2 million in fiscal 2019.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant component of objective evidence evaluated was the cumulative income or loss incurred in each jurisdiction over the three-year period ended June 1, 2019. Such objective evidence limits the ability to consider subjective evidence such as future income projections. We considered other positive evidence in determining the need for a valuation allowance in the U.S. including the subpart F and GILTI inclusions of our foreign earnings. The weight of this positive evidence is not sufficient to outweigh other negative evidence in evaluating our need for a valuation allowance in the U.S. jurisdiction.

As of June 1, 2019, a valuation allowance of $11.7 million has been established to record only the portion of the deferred tax asset that will more likely than not be realized. There has been an increase in the valuation allowance from June 2, 2018 in the amount of $2.6 million. We recorded a valuation allowance for all domestic federal and state net deferred tax assets considering the significant cumulative losses in the U.S. jurisdiction, the reversal of the deferred tax liability for foreign earnings and no forecast of additional U.S. income. The valuation allowance also relates to deferred tax assets in foreign jurisdictions where historical taxable losses have been incurred. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth.

Income taxes paid, including foreign estimated tax payments, were $0.3 million, $0.5 million and $0.4 million, during fiscal 2019, fiscal 2018 and fiscal 2017, respectively.

In the normal course of business, we are subject to examination by taxing authorities throughout the world. Generally, years prior to fiscal 2011 are closed for examination under the statute of limitation for U.S. federal, U.S. state and local or non-U.S. tax jurisdictions. We are currently under examination in Thailand (fiscal 2008 through 2011). Our primary foreign tax jurisdictions are Germany and the Netherlands. We have tax years open in Germany beginning in fiscal 2015 and the Netherlands beginning in fiscal 2013.

The uncertain tax positions from continuing operations as of both June 1, 2019 and June 2, 2018 were $0.1 million. We record penalties and interest related to uncertain tax positions in the income tax expense line item within the Consolidated Statements of Comprehensive (Loss) Income. Accrued interest and penalties are included within the related tax liability line in the Consolidated Balance Sheets. We have not recorded a liability for interest and penalties as of June 1, 2019 or June 2, 2018. It is not expected that there will be a change in the unrecognized tax benefits due to the expiration of various statutes of limitations within the next 12 months.

The following table summarizes the activity related to the unrecognized tax benefits (in thousands):

	Fiscal Year Ended
	June 1, 2019	June 2, 2018
Unrecognized tax benefits, beginning of period	$138	$1,883
Increase in positions taken in prior period	—	138
Decrease in positions due to settlements	—	(1,883)
Currency translation adjustment	(8)	—
Unrecognized tax benefits, end of period	$130	$138

10.	EMPLOYEE BENEFIT PLANS

Employee Profit Sharing Plan: The employee profit sharing plan is a defined contribution profit sharing plan. The profit sharing plan has a 401(k) provision whereby we match 50% of employee contributions up to 4.0% of pay. Charges to expense for matching contributions to this plan were $0.5 million, $0.4 million and $0.0 million, during fiscal 2019, fiscal 2018 and fiscal 2017, respectively. The Company suspended the match component for fiscal 2017.

11.	SEGMENT AND GEOGRAPHIC INFORMATION

In accordance with ASC 280-10, Segment Reporting, we have identified three reportable segments: PMT, Canvys and Healthcare.

PMT combines our core engineered solutions capabilities, power grid and microwave tube business with new RF, Wireless and disruptive power technologies. As a manufacturer, technology partner and authorized distributor, PMT’s strategy is to provide specialized technical expertise and engineered solutions based on our core engineering and manufacturing capabilities on a global basis. We provide solutions and add value through design-in support, systems integration, prototype design and manufacturing, testing, logistics and aftermarket technical service and repair—all through our existing global infrastructure. PMT’s focus is on products for power, RF and microwave applications for customers in 5G, alternative energy, aviation, broadcast, communications, industrial, marine, medical, military, scientific and semiconductor markets. PMT focuses on various applications including broadcast transmission, CO2 laser cutting, diagnostic imaging, dielectric and induction heating, high energy transfer, high voltage switching, plasma, power conversion, radar and radiation oncology. PMT also offers its customers technical services for both microwave and industrial equipment.

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

The CEO evaluates performance and allocates resources primarily based on the gross profit of each segment.

Operating results by segment are summarized in the following table (in thousands):

	Fiscal Year Ended
	June 1, 2019	June 2, 2018	May 27, 2017
PMT
Net Sales	$128,902	$128,296	$104,226
Gross Profit	40,254	43,254	33,382
Canvys
Net Sales	$27,968	$26,683	$20,534
Gross Profit	9,085	8,410	5,752
Healthcare
Net Sales	$9,782	$8,233	$12,112
Gross Profit	2,396	3,418	4,749

A reconciliation of assets to the relevant consolidated amount is as follows (in thousands):

	June 1, 2019	June 2, 2018
Segment assets	$88,470	$90,981
Cash and cash equivalents	42,019	60,465
Investments - current	8,000	—
Other current assets (1)	3,227	3,830
Net property, plant and equipment	10,772	10,126
Other assets - non-current deferred income taxes	529	927
Total assets	$153,017	$166,329

(1)	Other current assets include miscellaneous receivables and prepaid expenses.

Assets are not disclosed by reportable segment as the Company does not track assets by reportable segment and certain assets are not specific to any reportable segment.

Capital expenditures for our Healthcare segment during fiscal 2019 and fiscal 2018 were approximately $1.2 million and $1.9 million, respectively. In addition, we also had capital expenditures during fiscal 2019 and fiscal 2018 related to the Company’s ERP system as well as facilities that were not specific to any particular reportable segment.

Geographic net sales information is primarily grouped by customer destination into five areas: North America; Asia/Pacific; Europe; Latin America; and Other.

Net sales and gross profit by geographic region are summarized in the following table (in thousands):

	Fiscal Year Ended
	June 1, 2019	June 2, 2018	May 27, 2017
Net Sales
North America	$66,228	$67,662	$55,963
Asia/Pacific	34,681	32,607	27,997
Europe	55,038	53,818	44,296
Latin America	10,653	9,123	8,552
Other (1)	52	2	64
Total	$166,652	$163,212	$136,872
Gross Profit
North America	$24,776	$25,996	$20,597
Asia/Pacific	10,905	10,794	9,630
Europe	17,425	18,071	14,418
Latin America	3,863	3,602	3,250
Other (1)	(5,234)	(3,381)	(4,012)
Total	$51,735	$55,082	$43,883

(1)	Other includes primarily net sales not allocated to a specific geographical region, unabsorbed value-add costs and other unallocated expenses.

Major Customers

During fiscal 2019, no one customer accounted for more than 10 percent of the Company’s consolidated net sales. During fiscal 2018, LAM Research Corporation (“LAM”) individually accounted for 11 percent of the Company’s consolidated net sales. No other customer accounted for more than 10 percent of the Company’s consolidated net sales in fiscal 2018. No one customer accounted for more than 10 percent of the Company’s consolidated net sales in fiscal 2017. LAM sales were included in the PMT segment.

We sell our products to customers in diversified industries and perform periodic credit evaluations of our customers’ financial condition. Terms are generally on open account, payable net 30 days in North America, and vary throughout Asia/Pacific, Europe and Latin America. Estimates of credit losses are recorded in the financial statements based on monthly reviews of outstanding accounts.

Net assets by geographic region are summarized in the following table (in thousands):

	Fiscal Year Ended
	June 1, 2019	June 2, 2018	May 27, 2017
Net Assets
North America	$74,054	$77,857	$62,085
Asia/Pacific	14,889	17,254	34,990
Europe	32,807	37,911	32,794
Latin America	2,007	2,159	2,458
Total	$123,757	$135,181	$132,327

The Company had long-lived assets of $21.9 million as of June 1, 2019 and $21.2 million as of June 2, 2018. The long-lived assets, which include our fixed assets and intangibles, were primarily in the US. There were approximately $0.9 million of long-lived assets that belong to our foreign affiliates as of June 1, 2019 and $1.0 million as of June 2, 2018.

The Company had depreciation and amortization expense of $3.2 million, $3.0 million and $2.7 million for fiscal 2019, fiscal 2018 and fiscal 2017, respectively. The depreciation and amortization, which includes our fixed assets and intangibles, were primarily in the US. Depreciation and amortization expense that belong to our foreign affiliates was approximately $0.2 million for fiscal 2019 and $0.3 million for both fiscal 2018 and fiscal 2017.

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

As of June 1, 2019, we held investments that were required to be measured at fair value on a recurring basis. Our investments consist of time deposits and CDs, where face value is equal to fair value.

Investments measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of June 1, 2019 and June 2, 2018 were as follows (in thousands):

	Level 1	Level 2	Level 3
June 1, 2019
Time deposits/CDs	$8,000	$—	$—
Total	$8,000	$—	$—
June 2, 2018
Time deposits/CDs	$—	$—	$—
Total	$—	$—	$—

14.	VALUATION AND QUALIFYING ACCOUNTS

The following table presents the valuation and qualifying account activity for fiscal years ended June 1, 2019, June 2, 2018 and May 27, 2017, (in thousands):

Description	Balance at beginning of period	Charged to expense		Deductions		Balance at end of period
Year ended June 1, 2019
Allowance for doubtful accounts	$309	$402	(1)	$(372)	(2)	$339
Inventory provisions	4,027	1,076	(3)	(535)	(4)	4,568
Year ended June 2, 2018
Allowance for doubtful accounts	$398	$223	(1)	$(312)	(2)	$309
Inventory provisions	3,456	773	(3)	(202)	(4)	4,027
Year ended May 27, 2017
Allowance for doubtful accounts	$364	$226	(1)	$(192)	(2)	$398
Inventory provisions	3,380	456	(3)	(380)	(4)	3,456

Notes:

(1)	Charges to bad debt expense.
(2)	Uncollectible amounts written off, net of recoveries and foreign currency translation.
(3)	Charges to cost of sales. Included in fiscal 2019 were inventory write-downs of $0.7 million for PMT, $0.1 million for Canvys and $0.3 million for Healthcare.
(4)	Inventory disposed of or sold, net of foreign currency translation.

15.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Description	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2019
Net sales	$44,157	$41,314	$39,018	$42,163
Gross profit	13,953	12,971	12,299	12,512
Income (loss) from continuing operations	431	(304)	(1,078)	(6,377)	(1)
Net income (loss)	431	(304)	(1,078)	(6,377)	(1)
Net income (loss)
Common stock - basic	$0.03	$(0.02)	$(0.08)	$(0.50)
Class B common stock - basic	$0.03	$(0.02)	$(0.08)	$(0.44)
Common stock - diluted	$0.03	$(0.02)	$(0.08)	$(0.50)
Class B common stock - diluted	$0.03	$(0.02)	$(0.08)	$(0.44)
Fiscal 2018
Net sales	$36,995	$39,082	$41,645	$45,490
Gross profit	12,148	13,374	14,067	15,493
(Loss) income from continuing operations	(112)	172	527	1,739
Income from discontinued operations	—	1,496	—	—
Net (loss) income	(112)	1,668	527	1,739
(Loss) income from continuing operations
Common stock - basic	$(0.01)	$0.01	$0.04	$0.14
Class B common stock - basic	$(0.01)	$0.01	$0.04	$0.12
Common stock - diluted	$(0.01)	$0.01	$0.04	$0.14
Class B common stock - diluted	$(0.01)	$0.01	$0.04	$0.12
Income from discontinued operations
Common stock - basic	$—	$0.12	$—	$—
Class B common stock - basic	$—	$0.11	$—	$—
Common stock - diluted	$—	$0.12	$—	$—
Class B common stock - diluted	$—	$0.11	$—	$—
Net (loss) income
Common stock - basic	$(0.01)	$0.13	$0.04	$0.14
Class B common stock - basic	$(0.01)	$0.12	$0.04	$0.12
Common stock - diluted	$(0.01)	$0.13	$0.04	$0.14
Class B common stock - diluted	$(0.01)	$0.12	$0.04	$0.12
(1)	Includes a $6.3 million non-cash impairment of goodwill. Refer to Note 7 “Goodwill and Intangible Assets” of the notes to our consolidated financial statements.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Richardson Electronics, Ltd.

LaFox, Illinois

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Richardson Electronics, Ltd. (the “Company”) as of June 1, 2019 and June 2, 2018, the related consolidated statements of comprehensive (loss) income, stockholders’ equity, and cash flows for each of the three years in the period ended June 1, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 1, 2019 and June 2, 2018, and the results of its operations and its cash flows for each of the three years in the period ended June 1, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of June 1, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated August 5, 2019 expressed an unqualified opinion thereon.

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

/s/ BDO USA, LLP

We have served as the Company's auditor since 2015.

Chicago, Illinois

August 5, 2019

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Richardson Electronics, Ltd.

LaFox, Illinois

Opinion on Internal Control over Financial Reporting

We have audited Richardson Electronics, Ltd.’s (the “Company’s”) internal control over financial reporting as of June 1, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 1, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company and subsidiaries as of June 1, 2019, and June 2, 2018, the related consolidated statements of comprehensive (loss) income, stockholders’ equity, and cash flows for each of the three years in the period ended June 1, 2019, and the related notes and our report dated August 5, 2019, expressed an unqualified opinion thereon.

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

August 5, 2019

ITEM 9A.  CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 1, 2019.

Disclosure controls and procedures are intended to provide reasonable assurance that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 1, 2019.

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

Under the supervision of the Chief Executive Officer and Chief Financial Officer, management conducted an assessment of the effectiveness of our internal control over financial reporting as of June 1, 2019, based on the framework in the Internal Control-Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that assessment, management has concluded that the Company’s internal control over financial reporting was effective as of June 1, 2019.

Management’s assessment of the effectiveness of our internal control over financial reporting as of June 1, 2019 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

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

ITEM 9B.   OTHER INFORMATION

None

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Information concerning directors and executive officers of the registrant will be contained in our Proxy Statement to be issued in connection with our Annual Meeting of Stockholders scheduled to be held on October 8, 2019, and is incorporated herein by reference.

ITEM 11. Executive Compensation

Information concerning executive compensation will be contained in our Proxy Statement to be issued in connection with our Annual Meeting of Stockholders scheduled to be held on October 8, 2019, and is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management will be contained in our Proxy Statement to be issued in connection with our Annual Meeting of Stockholders scheduled to be held on October 8, 2019, and is incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth information as of June 1, 2019, with respect to compensation plans under which equity securities were authorized for issuance:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Per Share Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity Compensation Plans Approved by Security Holders	1,340,155		$9.01		1,173,421
Equity Compensation Plans Not Approved by Security Holders	23,564	(1)	$12.95	(1)	—
Total	1,363,719		$9.08		1,173,421

(1)	Options issued in 1987 pursuant to an employment contract with a former officer and director of Richardson Electronics, Ltd.

ITEM 13. Certain Relationships and Related Transactions and Director Independence

Information concerning certain relationships and related transactions will be contained in our Proxy Statement to be issued in connection with our Annual Meeting of Stockholders scheduled to be held on October 8, 2019, and is incorporated herein by reference.

ITEM 14. Principal Accountant Fees and Services

Information concerning accountant fees and services will be contained in our Proxy Statement to be issued in connection with our Annual Meeting of Stockholders scheduled to be held on October 8, 2019, and is incorporated herein by reference.

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

Consolidated Balance Sheets as of June 1, 2019 and June 2, 2018.

Consolidated Statements of Comprehensive (Loss) Income for each of the three years ended June 1, 2019, June 2, 2018 and May 27, 2017.

Consolidated Statements of Cash Flows for each of the three years ended June 1, 2019, June 2, 2018 and May 27, 2017.

Consolidated Statements of Stockholders’ Equity for each of the three years ended June 1, 2019, June 2, 2018 and May 27, 2017.

Notes to Consolidated Financial Statements.

Report of BDO USA, LLP, Independent Registered Public Accounting Firm.

(2)	Index to Financial Statement Schedules:

All schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or required.

ITEM 16. Form 10-K Summary

None

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

3(a)	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Annex III of the Proxy Statement filed August 22, 2014).

3(b)	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 12, 2017).

10(a) †

Richardson Electronics, Ltd. 2011 Long-Term Incentive Plan (incorporated by reference to Annex A to the Company’s Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on August 23, 2011).

10(a)(i) †

Amendment to the Richardson Electronics, Ltd. 2011 Long-Term Incentive Plan (incorporated by reference to Annex II to the Company’s Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on August 22, 2014).

10(a)(ii)†

Amendment Two to the Richardson Electronics, Ltd. 2011 Long-Term Incentive Plan (incorporated by reference to Annex I to the Company’s Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on August 24, 2018).

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

10(r) †

Form of Restricted Stock Award Agreement Pursuant to the Richardson Electronics, Ltd. 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10(r) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 2, 2018).

10(s) †

Form of Nonqualified Stock Option Award for Employees Pursuant to the Richardson Electronics, Ltd. 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10(s) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 2, 2018).

10(t) †

Form of Nonqualified Stock Option Award for Consultants Pursuant to the Richardson Electronics, Ltd. 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10(t) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 2, 2018).

10(u) †

Amendment to the Employment, Nondisclosure and Non-Compete Agreement between the Company and Lee A. McIntyre III dated June 15, 2015 (incorporated by reference to Exhibit 10(u) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 2, 2018).

10.1 †

Amendment, dated December 14, 2018, to the Employment, Nondisclosure and Non-Compete Agreement between the Company and Lee A. McIntyre III dated June 15, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the second quarter of fiscal year ended June 2, 2018).

10.2 †

Disclosure of departure of Patrick Fitzgerald and change of responsibility of Wendy Diddell, dated March 13, 2019 (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 14, 2019).

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

101

The following financial information from our Annual Report on Form 10-K for the fourth quarter and fiscal year ended June 1, 2019, filed with the SEC on August 5, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) the Audited Consolidated Balance Sheets, (ii) the Audited Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income, (iii) the Audited Consolidated Statements of Cash Flows, (iv) the Audited Consolidated Statement of Stockholder’s Equity and (v) Notes to Audited Consolidated Financial Statements.

†	Executive Compensation Plan or Agreement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

	Signature	Title	Date

By:	/s/ Edward J. Richardson	Chairman of the Board, Chief Executive Officer	August 5, 2019
	Edward J. Richardson	(Principal Executive Officer), President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Edward J. Richardson	Chairman of the Board, Chief Executive Officer	August 5, 2019
Edward J. Richardson	(Principal Executive Officer), President and Director

/s/ Robert J. Ben	Chief Financial Officer and Chief Accounting Officer	August 5, 2019
Robert J. Ben	(Principal Financial and Accounting Officer)

/s/ Paul J. Plante	Director	August 5, 2019
Paul J. Plante

/s/ Jacques Belin	Director	August 5, 2019
Jacques Belin

/s/ James Benham	Director	August 5, 2019
James Benham

/s/ Kenneth Halverson	Director	August 5, 2019
Kenneth Halverson

/s/ Robert Kluge	Director	August 5, 2019
Robert Kluge