Form 10-Q
period 2019-08-31
RICHARDSON ELECTRONICS LTD/DE
filed 2019-10-10
CIK 355948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2019

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

As of October 8, 2019, there were outstanding 11,038,235 shares of Common Stock, $0.05 par value and 2,096,919 shares of Class B Common Stock, $0.05 par value, which are convertible into Common Stock of the registrant on a share for share basis.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Richardson Electronics, Ltd.

Consolidated Balance Sheets

(in thousands, except per share amounts)

	Unaudited	Audited
	August 31, 2019	June 1, 2019
Assets
Current assets:
Cash and cash equivalents	$46,457	$42,019
Accounts receivable, less allowance of $296 and $339, respectively	21,946	24,296
Inventories, net	54,137	53,232
Prepaid expenses and other assets	2,424	3,067
Investments - current	—	8,000
Total current assets	124,964	130,614
Non-current assets:
Property, plant and equipment, net	18,640	19,111
Intangible assets, net	2,696	2,763
Lease ROU asset	4,107	—
Non-current deferred income taxes	579	529
Total non-current assets	26,022	22,403
Total assets	$150,986	$153,017
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,906	$16,943
Accrued liabilities	10,338	11,273
Lease liability current	1,541	—
Total current liabilities	24,785	28,216
Non-current liabilities:
Non-current deferred income tax liabilities	216	212
Lease liability non-current	2,678	—
Other non-current liabilities	692	832
Total non-current liabilities	3,586	1,044
Total liabilities	28,371	29,260
Stockholders’ equity
Common stock, $0.05 par value; issued and outstanding 11,029 shares at August 31, 2019 and 10,957 shares at June 1, 2019	551	547
Class B common stock, convertible, $0.05 par value; issued and outstanding 2,097 shares at August 31, 2019 and June 1, 2019	105	105
Preferred stock, $1.00 par value, no shares issued	—	—
Additional paid-in-capital	61,200	61,012
Common stock in treasury, at cost, no shares at August 31, 2019 and June 1, 2019	—	—
Retained earnings	59,085	59,703
Accumulated other comprehensive income	1,674	2,390
Total stockholders’ equity	122,615	123,757
Total liabilities and stockholders’ equity	$150,986	$153,017

Richardson Electronics, Ltd.

Unaudited Consolidated Statements of Comprehensive Loss

(in thousands, except per share amounts)

	Three Months Ended
	August 31, 2019	September 1, 2018
Statements of Comprehensive Loss
Net sales	$40,653	$44,157
Cost of sales	27,702	30,204
Gross profit	12,951	13,953
Selling, general and administrative expenses	12,847	13,099
Loss on disposal of assets	1	—
Operating income	103	854
Other (income) expense:
Investment/interest income	(120)	(126)
Foreign exchange (gain) loss	(110)	286
Other, net	(1)	(8)
Total other (income) expense	(231)	152
Income before income taxes	334	702
Income tax provision	177	271
Net income	157	431
Foreign currency translation loss, net of tax	(716)	(740)
Comprehensive loss	$(559)	$(309)
Net income per share
Common shares - Basic	$0.01	$0.03
Class B common shares - Basic	$0.01	$0.03
Common shares - Diluted	$0.01	$0.03
Class B common shares - Diluted	$0.01	$0.03
Weighted average number of shares:
Common shares – Basic	10,990	10,829
Class B common shares – Basic	2,097	2,132
Common shares – Diluted	10,990	10,982
Class B common shares – Diluted	2,097	2,132
Dividends per common share	$0.060	$0.060
Dividends per Class B common share	$0.054	$0.054

Richardson Electronics, Ltd.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended
	August 31, 2019	September 1, 2018
Operating activities:
Net income	$157	$431
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	833	764
Inventory provisions	161	215
Loss on disposal of assets	1	—
Share-based compensation expense	188	165
Deferred income taxes	(48)	58
Change in assets and liabilities:
Accounts receivable	2,161	(198)
Inventories	(1,357)	77
Prepaid expenses and other assets	625	37
Accounts payable	(3,955)	(5,419)
Accrued liabilities	(876)	227
Other	56	13
Net cash used in operating activities	(2,054)	(3,630)
Investing activities:
Capital expenditures	(339)	(1,072)
Proceeds from maturity of investments	8,000	—
Purchases of investments	—	(2,300)
Net cash provided by (used in) investing activities	7,661	(3,372)
Financing activities:
Proceeds from issuance of common stock	—	192
Cash dividends paid	(775)	(764)
Payment of financing lease principal	(30)	—
Other	4	—
Net cash used in financing activities	(801)	(572)
Effect of exchange rate changes on cash and cash equivalents	(368)	(413)
Increase (decrease) in cash and cash equivalents	4,438	(7,987)
Cash and cash equivalents at beginning of period	42,019	60,465
Cash and cash equivalents at end of period	$46,457	$52,478

Richardson Electronics, Ltd.

Unaudited Consolidated Statement of Stockholders’ Equity

(in thousands, except per share amounts)

	Common	Class B Common	Par Value	Additional Paid In Capital	Common Stock in Treasury	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance June 1, 2019:	10,957	2,097	$652	$61,012	$—	$59,703	$2,390	$123,757
Comprehensive (loss) income
Net income	—	—	—	—	—	157	—	157
Foreign currency translation	—	—	—	—	—	—	(716)	(716)
Share-based compensation:
Restricted stock	—	—	—	99	—	—	—	99
Stock options	—	—	—	89	—	—	—	89
Common stock:
Restricted stock issuance	72	—	4	—	—	—	—	4
Dividends paid to:
Common ($0.060 per share)	—	—	—	—	—	(662)	—	(662)
Class B ($0.054 per share)	—	—	—	—	—	(113)	—	(113)
Balance August 31, 2019:	11,029	2,097	$656	$61,200	$—	$59,085	$1,674	$122,615

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

Our fiscal quarter ends on the Saturday nearest the end of the quarter-ending month. The first three months of fiscal 2020 and fiscal 2019 both contained 13 weeks.

In the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results of interim periods have been made. All inter-company transactions and balances have been eliminated. The unaudited consolidated financial statements presented herein include the accounts of our wholly owned subsidiaries. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The results of our operations for the three months ended August 31, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending May 30, 2020.

The financial information contained in this report should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended June 1, 2019, that we filed on August 5, 2019.

3.  CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Inventories, net: Our consolidated inventories were stated at the lower of cost and net realizable value, generally using a weighted-average cost method. Our net inventories include approximately $48.5 million of finished goods, $4.0 million of raw materials and $1.6 million of work-in-progress as of August 31, 2019, as compared to approximately $47.2 million of finished goods, $4.2 million of raw materials and $1.8 million of work-in-progress as of June 1, 2019.

At this time, we do not anticipate any material risks or uncertainties related to possible future inventory write-downs. Provisions for obsolete or slow moving inventories are recorded based upon regular analysis of stock rotation privileges, obsolescence, the exiting of certain markets and assumptions about future demand and market conditions. If future demand changes in the industry, or market conditions differ from management’s estimates, additional provisions may be necessary. Inventory reserves were approximately $4.6 million as of August 31, 2019 and June 1, 2019.

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

Accrued Liabilities: Accrued liabilities consist of the following (in thousands):

	August 31, 2019	June 1, 2019
Compensation and payroll taxes	$3,469	$2,846
Accrued severance	487	520
Professional fees	523	471
Deferred revenue	1,750	2,260
Other accrued expenses	4,109	5,176
Accrued Liabilities	$10,338	$11,273

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

Contract Liabilities: Contract liabilities and revenue recognized were as follows (in thousands):

	June 1, 2019	Additions	Revenue Recognized	August 31, 2019
Contract liabilities (deferred revenue)	$2,260	$581	$(1,091)	$1,750

The Company receives advance payments or deposits from our customers before revenue is recognized, resulting in contract liabilities. Contract liabilities are included in accrued liabilities in the consolidated balance sheets.

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

Warranties:

We offer warranties for the limited number of specific products we manufacture. Our warranty terms generally range from one to three years. We estimate the cost to perform under the warranty obligation and recognize this estimated cost at the time of sale. Each quarter, we assess actual warranty costs incurred on a product-by-product basis and compare the warranty costs to our estimated warranty reserve. With respect to new products, estimates are based generally on knowledge of the products and warranty experience, if a sufficient history exists. See Note 7, Warranties, for further information regarding the impact of warranties concerning ASU 2014-09.

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

Our intangible assets represent the fair value for trade name, customer relationships, non-compete agreements and technology acquired in connection with our acquisitions. Intangible assets subject to amortization were as follows (in thousands):

	August 31, 2019	June 1, 2019
Gross Amounts:
Trade Name	$659	$659
Customer Relationships(1)	3,384	3,394
Non-compete Agreements	177	177
Technology	230	230
Total Gross Amounts	$4,450	$4,460
Accumulated Amortization:
Trade Name	$659	$659
Customer Relationships	841	796
Non-compete Agreements	144	139
Technology	110	103
Total Accumulated Amortization	$1,754	$1,697
Net Intangible Assets	$2,696	$2,763

(1)	Change from prior periods reflect impact of foreign currency translation.

The amortization expense associated with the intangible assets subject to amortization for the next five years is presented in the following table (in thousands):

Fiscal Year	Amortization Expense
Remaining 2020	$192
2021	245
2022	251
2023	245
2024	231
Thereafter	1,532
Total amortization expense	$2,696

The weighted average number of years of amortization expense remaining is 14.3 years.

6.  INVESTMENTS

As of August 31, 2019, we had no investments.

As of June 1, 2019, we had $8.0 million invested in CDs which mature in less than twelve months. The fair value of these investments was equal to the face value of the CDs.

7.  WARRANTIES

We offer warranties for the limited number of specific products we manufacture. Our warranty terms generally range from one to three years.

We estimate the cost to perform under the warranty obligation and recognize this estimated cost at the time of the related product sale. We record expense related to our warranty obligations as cost of sales in our consolidated statements of comprehensive loss. Each quarter, we assess actual warranty costs incurred on a product-by-product basis and compare the warranty costs to our estimated warranty obligation. With respect to new products, estimates are based generally on knowledge of the products and warranty experience, if a sufficient history exists.

Warranty reserves are established for costs that are expected to be incurred after the sale and delivery of products under warranty. Warranty reserves are included in accrued liabilities on our consolidated balance sheets. The warranty reserves are determined based on known product failures, historical experience and other available evidence. Warranty reserves were approximately $0.3 million as of August 31, 2019 and June 1, 2019.

8.  LEASE OBLIGATIONS, OTHER COMMITMENTS AND CONTINGENCIES

In February 2016, the FASB issued ASU 2016-02 (“ASU 2016-02”), Leases (“Topic 842”). ASU 2016-02 establishes a right-of-use (“ROU”) model that requires a lessee to record an ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.

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

The new standard was effective for the Company on June 2, 2019. The FASB issued ASU 2018-11, targeted improvements to Topic 842, which includes an option to not restate comparative periods in transition and elect to use the effective date of Topic 842 as the date of initial application of transition. We adopted the new standard applying the new transition method allowed under ASU 2018-11. As a result of adopting Topic 842, we recognized operating right-of-use assets of $3.6 million, finance right-of-use assets of $0.5 million, operating lease liabilities of $3.8 million and finance lease liabilities of $0.5 million. Existing deferred rent of $0.2 million was recorded as an offset to our gross operating lease right-of-use assets. Several leases include renewal clauses which vary in length and may not include specific rent renewal amounts. The Company will revise the value of the right of use assets and associated lease liabilities when the Company is reasonably certain it will renew the lease. The standard did not have a material impact on our results of operations or cash flows.

The gross amounts of assets and liabilities related to both operating and finance leases at August 31, 2019 were as follows (in thousands):

Lease Type	Amount
Operating lease ROU asset	$3,643
Finance lease ROU asset	464
Total Lease ROU asset	$4,107

Operating lease liability current	$1,390
Finance lease liability current	151
Total lease liability current	$1,541

Operating lease liability non-current	$2,386
Finance lease liability non-current	292
Total lease liability non-current	$2,678

The components of lease costs were as follows (in thousands):

Lease Type	Classification	Three Months Ended August 31, 2019
Consolidated operating lease expense	Operating expenses	$478

Consolidated finance lease amortization	Operating expenses	—
Consolidated finance lease interest	Interest expense	9
Consolidated finance lease expense		9

Net lease cost		$487

The Company recorded $0.4 million of lease expense in the first quarter of fiscal 2019.

The approximate future minimum lease payments under operating and finance leases at August 31, 2019 were as follows (in thousands):

Fiscal Year	Operating Leases	Finance Lease	Total
Remaining 2020	$1,164	$136	$1,300
2021	1,354	181	1,535
2022	598	151	749
2023	417	—	417
2024	309	—	309
Thereafter	241	—	241
Total lease payments	4,083	468	4,551
Less imputed interest	307	25	332
Net minimum lease payments	$3,776	$443	$4,219

The approximate future minimum lease payments under operating and finance leases at June 1, 2019 were as follows (in thousands):

Fiscal Year (1)	Operating Leases
2020	$1,586
2021	1,367
2022	509
2023	340
2024	289
Thereafter	234

(1)

On June 2, 2019, the Company elected the modified retrospective method of transition to adopt the new lease standard Topic 842, which resulted in no restatement of prior period results. At June 1, 2019, prior to adoption of the new lease standard, operating lease obligations were not included as a liability on the balance sheet. Therefore, the operating lease obligations were included in the table for comparative purposes only and the total lease liability was not included as it is not applicable.

The weighted average remaining lease terms and interest rates of leases held by the Company as of August 31, 2019 were as follows:

Lease Type	Weighted Average Remaining Lease Term in Years	Weighted Average Interest Rate
Operating leases	3.5	4.6%
Finance lease	2.6	4.6%

The cash outflows of the leasing activity of the Company as lessee for the three months ending August 31, 2019 were as follows (in thousands):

Cash Flow Source	Classification	Amount
Operating cash flows from operating leases	Operating activities	$256
Operating cash flows from finance lease	Operating activities	25
Finance cash flows from finance lease	Financing activities	30

9.  INCOME TAXES

We recorded an income tax provision of $0.2 million and $0.3 million for the first three months of fiscal 2020 and the first three months of fiscal 2019, respectively. The effective income tax rate during the first three months of fiscal 2020 was a tax provision of 53.0% as compared to a tax provision of 38.6% during the first three months of fiscal 2019. The difference in rate during the first three months of fiscal 2020 as compared to the first three months of fiscal 2019 reflects changes in our geographical distribution of income (loss). The 53.0% effective income tax rate differs from the federal statutory rate of 21% as a result of our geographical distribution of income (loss) and the movement of the valuation allowance against our U.S. state and federal net deferred tax assets.

In the normal course of business, we are subject to examination by taxing authorities throughout the world. Generally, years prior to fiscal 2009 are closed for examination under the statute of limitation for U.S. federal, U.S. state and local or non-U.S. tax jurisdictions. Our primary foreign tax jurisdictions are Germany and the Netherlands. We have tax years open in Germany beginning in fiscal 2015 and the Netherlands beginning in fiscal 2012.

We have historically determined that certain undistributed earnings of our foreign subsidiaries, to the extent of cash available, will be repatriated to the U.S. We have provided a deferred tax liability totaling $0.2 million as of August 31, 2019. As of June 1, 2019, the deferred tax liability totaled $0.2 million.

As of August 31, 2019, our worldwide liability for uncertain tax positions related to continuing operations was $0.1 million, excluding interest and penalties as compared to $0.1 million liabilities for uncertain tax positions as of June 1, 2019. There was no change in recorded uncertain tax positions during the first three months of fiscal 2020. We record penalties and interest related to uncertain tax positions in the income tax expense line item within the consolidated statements of comprehensive loss.

The valuation allowance against the net deferred tax assets that will more likely than not be realized was $11.7 million as of June 1, 2019. The valuation allowance against the net deferred tax assets was $11.7 million as of August 31, 2019 as no material additional domestic federal and state net deferred tax assets were generated during the first quarter of fiscal 2020 from losses in the U.S. jurisdiction. A full valuation allowance on the U.S. and state deferred tax assets will be maintained until sufficient positive evidence related to sources of future taxable income exists to support a reversal of the valuation allowance. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth.

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

The earnings per share (“EPS”) presented in our unaudited consolidated statements of comprehensive loss were based on the following amounts (in thousands, except per share amounts):

	Three Months Ended
	August 31, 2019		September 1, 2018
	Basic	Diluted	Basic	Diluted
Numerator for Basic and Diluted EPS:
Net income	$157	$157	$431	$431
Less dividends:
Common stock	662	662	648	648
Class B common stock	113	113	116	116
Undistributed losses	$(618)	$(618)	$(333)	$(333)
Common stock undistributed losses	$(527)	$(527)	$(283)	$(283)
Class B common stock undistributed losses	(91)	(91)	(50)	(50)
Total undistributed losses	$(618)	$(618)	$(333)	$(333)
Denominator for Basic and Diluted EPS:
Common stock weighted average shares	10,990	10,990	10,829	10,829
Class B common stock weighted average shares, and shares under if-converted method for diluted EPS	2,097	2,097	2,132	2,132
Effect of dilutive securities
Dilutive stock options		—		153
Denominator for diluted EPS adjusted for weighted average shares and assumed conversions		13,087		13,114
Net income per share:
Common stock	$0.01	$0.01	$0.03	$0.03
Class B common stock	$0.01	$0.01	$0.03	$0.03

Note: Common stock options that were anti-dilutive and not included in diluted earnings per common share for the first quarter of fiscal 2020 were 1,502.

11.  SEGMENT REPORTING

In accordance with ASC 280-10, Segment Reporting, we have identified three reportable segments as follows:

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

The CEO evaluates performance and allocates resources primarily based on the gross profit of each segment.

Operating results by segment are summarized in the following table (in thousands):

	Three Months Ended
	August 31, 2019	September 1, 2018
PMT
Net Sales	$30,567	$34,769
Gross Profit	9,679	11,007
Canvys
Net Sales	$7,277	$7,173
Gross Profit	2,321	2,313
Healthcare
Net Sales	$2,809	$2,215
Gross Profit	951	633

Geographic net sales information is primarily grouped by customer destination into five areas: North America; Asia/Pacific; Europe; Latin America; and Other.

Net sales and gross profit by geographic region are summarized in the following table (in thousands):

	Three Months Ended
	August 31, 2019	September 1, 2018
Net Sales
North America	$17,234	$17,023
Asia/Pacific	8,523	9,542
Europe	12,924	14,756
Latin America	1,978	2,814
Other (1)	(6)	22
Total	$40,653	$44,157
Gross Profit
North America	$6,307	$6,587
Asia/Pacific	2,593	3,005
Europe	4,131	4,523
Latin America	700	1,066
Other (1)	(780)	(1,228)
Total	$12,951	$13,953

(1)	Other includes primarily net sales not allocated to a specific geographical region, unabsorbed value-add costs and other unallocated expenses.

We sell our products to customers in diversified industries and perform periodic credit evaluations of our customers’ financial condition. Terms are generally on open account, payable net 30 days in North America, and vary throughout Asia/Pacific, Europe and Latin America. Estimates of credit losses are recorded in the financial statements based on monthly reviews of outstanding accounts.

12. LITIGATION

On October 15, 2018, Varex Imaging Corporation (“Varex”) filed its original Complaint (Case No. 1:18-cv-06911) against Richardson Electronics Ltd. (“Richardson”) in the Northern District of Illinois, which was subsequently amended on November 27, 2018. Varex alleged counts of infringement of U.S. Patent Nos. 6,456,692 and 6,519,317. Subsequently, on October 24, 2018, Varex filed a motion for preliminary injunction to stop the sale of Richardson’s ALTA750 TM product. Richardson filed an opposition to the preliminary injunction. In January 2019, the Court took evidence on the preliminary injunction issue. On September 30, 2019, the Court soundly denied Varex’s Motion for Preliminary Injunction. Richardson believes the lawsuit to be without merit and a loss is not probable or estimable based on the information at the time the financial statements were issued.

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

As of August 31, 2019, we held no investments that were required to be measured at fair value on a recurring basis.

14. RELATED PARTY TRANSACTION

On June 15, 2015, the Company entered into a lease agreement for the IMES facility with LDL, LLC. The Executive Vice President of IMES, Lee A. McIntyre III (former owner of IMES), has an ownership interest in LDL, LLC. The lease agreement provides for monthly payments over five years with total future minimum lease payments of $0.1 million. Rental expense related to this lease amounted to less than $0.1 million for the three months ended August 31, 2019 and for the three months ended September 1, 2018. The Company shall be entitled to extend the term of the lease for a period of an additional five years by notifying the landlord in writing of its intention to do so within six months of the expiration of the initial term.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this report may constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. The terms “may,” “should,” “could,” “anticipate,” “believe,” “continues,” “estimate,” “expect,” “intend,” “objective,” “plan,” “potential,” “project” and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. These statements are based on management’s current expectations, intentions or beliefs and are subject to a number of factors, assumptions and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Factors that could cause or contribute to such differences or that might otherwise impact the business include the risk factors set forth in Item 1A, of our Annual Report on Form 10-K filed on August 5, 2019. We undertake no obligation to update any such factor or to publicly announce the results of any revisions to any forward-looking statements contained herein whether as a result of new information, future events or otherwise.

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

INTRODUCTION

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to assist the reader in better understanding our business, results of operations, financial condition, changes in financial condition, critical accounting policies and estimates and significant developments. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes appearing elsewhere in this filing. This section is organized as follows:

•	Business Overview – a brief synopsis of our Company for the periods ended August 31, 2019 and September 1, 2018.
•

Results of Operations – an analysis and comparison of our consolidated results of operations for the three month periods ended August 31, 2019 and September 1, 2018, as reflected in our consolidated statements of comprehensive loss.

•

Liquidity, Financial Position and Capital Resources – a discussion of our primary sources and uses of cash for the three month periods ended August 31, 2019 and September 1, 2018, and a discussion of changes in our financial position.

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

We currently have operations in the following major geographic regions: North America, Asia/Pacific, Europe and Latin America.

RESULTS OF OPERATIONS

Financial Summary – Three Months Ended August 31, 2019

•	The first three months of fiscal 2020 and fiscal 2019 each contained 13 weeks.
•	Net sales during the first quarter of fiscal 2020 were $40.7 million, a decrease of 7.9%, compared to net sales of $44.2 million during the first quarter of fiscal 2019.
•	Gross margin increased to 31.9% during the first quarter of fiscal 2020 compared to 31.6% during the first quarter of fiscal 2019.
•

Selling, general and administrative expenses were $12.8 million, or 31.6% of net sales, during the first quarter of fiscal 2020 compared to $13.1 million, or 29.7% of net sales, during the first quarter of fiscal 2019.

•	Operating income during the first quarter of fiscal 2020 was $0.1 million compared to an operating income of $0.9 million during the first quarter of fiscal 2019.
•	Net income during the first quarter of fiscal 2020 was $0.2 million compared to net income of $0.4 million during the first quarter of fiscal 2019.

Net Sales and Gross Profit Analysis

Net sales by segment and percent change during the first quarter of fiscal 2020 and fiscal 2019 were as follows (in thousands):

Net Sales	Three Months Ended		FY20 vs. FY19
	August 31, 2019	September 1, 2018	% Change
PMT	$30,567	$34,769	-12.1%
Canvys	7,277	7,173	1.4%
Healthcare	2,809	2,215	26.8%
Total	$40,653	$44,157	-7.9%

During the first quarter of fiscal 2020, consolidated net sales decreased 7.9% compared to the first quarter of fiscal 2019. Sales for PMT decreased 12.1%, sales for Canvys increased 1.4% and sales for Healthcare increased 26.8%. The decrease in PMT was mainly due to a continued slowdown in the wafer fab equipment market, slightly offset by growth from our power conversion and RF and microwave components. The increase in Canvys was due to increased customer demand in its North American market. The increase in Healthcare was due to higher CT tube and parts sales.

Gross profit by segment and percent of net sales for the first quarter of fiscal 2020 and fiscal 2019 were as follows (in thousands):

Gross Profit	Three Months Ended
	August 31, 2019	% of Net Sales	September 1, 2018	% of Net Sales
PMT	$9,679	31.7%	$11,007	31.7%
Canvys	2,321	31.9%	2,313	32.2%
Healthcare	951	33.9%	633	28.6%
Total	$12,951	31.9%	$13,953	31.6%

Gross profit reflects the distribution and manufacturing product margin less manufacturing variances, inventory obsolescence charges, customer returns, scrap and cycle count adjustments, engineering costs and other provisions.

Consolidated gross profit decreased to $13.0 million during the first quarter of fiscal 2020 compared to $14.0 million during the first quarter of fiscal 2019. Consolidated gross margin as a percentage of net sales increased to 31.9% during the first quarter of fiscal 2020 from 31.6% during the first quarter of fiscal 2019, primarily due to favorable product mix and manufacturing over absorption for Healthcare somewhat offset by unfavorable product mix and unfavorable foreign exchange rates for Canvys.

Power and Microwave Technologies Group

PMT net sales decreased 12.1% to $30.6 million during the first quarter of fiscal 2020 from $34.8 million during the first quarter of fiscal 2019. The decrease was mainly due to a decline in the wafer fab equipment market, slightly offset by growth from our power conversion and RF and microwave components. Gross margin as a percentage of net sales was 31.7% during the first quarter of fiscal 2020, the same as 31.7% during the first quarter of fiscal 2019.

Canvys

Canvys net sales increased 1.4% to $7.3 million during the first quarter of fiscal 2020 from $7.2 million during the first quarter of fiscal 2019 due to increased customer demand in its North American market. Gross margin as a percentage of net sales decreased to 31.9% during the first quarter of fiscal 2020 as compared to 32.2% during the first quarter of fiscal 2019, due to unfavorable product mix and foreign exchange.

Healthcare

Healthcare net sales increased 26.8% to $2.8 million during the first quarter of fiscal 2020 from $2.2 million during the first quarter of fiscal 2019 due to higher CT tube and parts sales. Gross margin as a percentage of net sales increased to 33.9% during the first quarter of fiscal 2020 as compared to 28.6% during the first quarter of fiscal 2019 due to favorable product mix and manufacturing over absorption.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased to $12.8 million during the first quarter of fiscal 2020 from $13.1 million in the first quarter of fiscal 2019, primarily due to lower employee benefits, IT and bad debt expenses.

Other Income/Expense

Other income/expense was income of $0.2 million during the first quarter of fiscal 2020, compared to expense of $0.2 million during the first quarter of fiscal 2019. Other income/expense during the first quarter of fiscal 2020 included $0.1 million of investment/interest income and $0.1 million of foreign exchange gains. Other income/expense during the first quarter of fiscal 2019 included $0.3 million of foreign exchange losses and $0.1 million of investment/interest income. Our foreign exchange gains and losses are primarily due to the translation of U.S. dollars held in non-U.S. entities. We currently do not utilize derivative instruments to manage our exposure to foreign currency.

Income Tax Provision

We recorded an income tax provision of $0.2 million and $0.3 million for the first three months of fiscal 2020 and the first three months of fiscal 2019, respectively. The effective income tax rate during the first three months of fiscal 2020 was a tax provision of 53.0% as compared to a tax provision of 38.6% during the first three months of fiscal 2019. The difference in rate during the first three months of fiscal 2020 as compared to the first three months of fiscal 2019 reflects changes in our geographical distribution of income (loss). The 53.0% effective income tax rate differs from the federal statutory rate of 21% as a result of our geographical distribution of income (loss) and the movement of the valuation allowance against our U.S. state and federal net deferred tax assets.

In the normal course of business, we are subject to examination by taxing authorities throughout the world. Generally, years prior to fiscal 2009 are closed for examination under the statute of limitation for U.S. federal, U.S. state and local or non-U.S. tax jurisdictions. Our primary foreign tax jurisdictions are Germany and the Netherlands. We have tax years open in Germany beginning in fiscal 2015 and the Netherlands beginning in fiscal 2012.

Net Income Per Share Data

Net income during the first quarter of fiscal 2020 was $0.2 million or $0.01 per diluted common share and $0.01 per Class B diluted common share as compared to net income of $0.4 million during the first quarter of fiscal 2019 or $0.03 per diluted common share and $0.03 per Class B diluted common share.

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

Our operations and cash needs have been primarily financed through income from operations and cash on hand.

Cash and cash equivalents were $46.5 million at August 31, 2019. Cash at August 31, 2019 consisted of $24.5 million in North America, $14.6 million in Europe, $0.8 million in Latin America and $6.6 million in Asia/Pacific.

Cash, cash equivalents and investments were $50.0 million at June 1, 2019. Cash, cash equivalents and investments at June 1, 2019, consisted of $21.5 million in North America, $17.8 million in Europe, $0.9 million in Latin America and $9.8 million in Asia/Pacific. We repatriated $2.3 million total cash from our entities in Japan and Korea in fiscal 2019 and $5.9 million total cash from our entities in Germany and France in fiscal 2019. Although the Tax Cuts and Jobs Act generally eliminated federal income tax on future cash repatriation to the United States, cash repatriation may be subject to state and local taxes, withholding or similar taxes. See Note 9 “Income Taxes” of the notes to our consolidated financial statements in Part II, Item 8 of our Form 10-K for the year ended June 1, 2019, filed with the SEC on August 5, 2019, for further information.

We believe that the existing sources of liquidity, including current cash, will provide sufficient resources to meet known capital requirements and working capital needs through the next twelve months.

Cash Flows from Operating Activities

The cash used in operating activities primarily resulted from net income adjusted for non-cash items and changes in our operating assets and liabilities.

Operating activities used $2.1 million of cash during the first three months of fiscal 2020. We had net income of $0.2 million during the first three months of fiscal 2020, which included non-cash stock-based compensation expense of $0.2 million associated with the issuance of stock option and restricted stock awards, $0.2 million for inventory reserve provisions and depreciation and amortization expense of $0.8 million associated with our property and equipment as well as amortization of our intangible assets. Changes in our operating assets and liabilities resulted in a use of cash of $3.3 million during the first three months of fiscal 2020, net of foreign currency exchange gains and losses, included a decrease of $4.0 million in accounts payable, an increase in inventory of $1.4 million, a decrease in accrued liabilities of $0.9 million partially offset by a decrease in accounts receivable of $2.2 million and a decrease of $0.6 million in prepaid expenses and other assets. The decrease in our accounts payable was due to timing of payments for some of our larger vendors for both inventory and services. The majority of the inventory increase was to support the continued growth of our RF and Power Technologies group.

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

Cash Flows from Investing Activities

The cash flow provided by and used in investing activities consisted primarily of proceeds from the maturities of investments and capital expenditures.

Cash provided by investing activities of $7.7 million during the first three months of fiscal 2020 included proceeds from the maturities of investments of $8.0 million partially offset by $0.3 million in capital expenditures. Capital expenditures related primarily to capital used for our IT system and LaFox manufacturing business.

Cash used in investing activities of $3.4 million during the first three months of fiscal 2019 included $2.3 million from purchases of investments and $1.1 million in capital expenditures. Capital expenditures related primarily to our Healthcare growth initiatives, a new air conditioner unit for the building and capital used for our IT system.

Our purchases of investments consisted of CDs. Purchasing of future investments may vary from period to period due to interest and foreign currency exchange rates.

Cash Flows from Financing Activities

The cash flow used in financing activities consisted primarily of cash dividends paid.

Cash used in financing activities of $0.8 million during the first three months of fiscal 2020 resulted from cash used to pay dividends.

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

The interpretation and analysis of these disclosures should not be considered in isolation since such variances in exchange rates would likely influence other economic factors. Such factors, which are not readily quantifiable, would likely also affect our operations. Additional disclosure regarding various market risks are set forth in Part I, Item 1A, “Risk Factors“ of our Annual Report on Form 10-K for the year ended June 1, 2019, filed August 5, 2019.

ITEM 4.	CONTROLS AND PROCEDURES
(a)	Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of August 31, 2019.

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

(b)	Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the first quarter of fiscal 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On October 15, 2018, Varex Imaging Corporation (“Varex”) filed its original Complaint (Case No. 1:18-cv-06911) against Richardson Electronics Ltd. (“Richardson”) in the Northern District of Illinois, which was subsequently amended on November 27, 2018. Varex alleged counts of infringement of U.S. Patent Nos. 6,456,692 and 6,519,317. Subsequently, on October 24, 2018, Varex filed a motion for preliminary injunction to stop the sale of Richardson’s ALTA750 TM product. Richardson filed an opposition to the preliminary injunction. In January 2019, the Court took evidence on the preliminary injunction issue. On September 30, 2019, the Court soundly denied Varex’s Motion for Preliminary Injunction. Richardson believes the lawsuit to be without merit and a loss is not probable or estimable based on the information at the time the financial statements were issued.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended June 1, 2019, filed August 5, 2019.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ITEM 5.	OTHER INFORMATION

Submission of Matters to a Vote of Security Holders

We held our annual meeting of stockholders on October 8, 2019. At the annual meeting, our stockholders (i) elected each of the nominees listed below to the Company's Board of Directors to serve for a term expiring at the 2020 Annual Meeting; (ii) ratified the selection of BDO USA, LLP as our independent registered public accounting firm for fiscal year 2020, and (iii) approved, on an advisory basis, the compensation of the Company's named executive officers.

The final results for the votes regarding each proposal are set forth below.

1.	The voting results with respect to the election of each director were as follows:

Nominee	For	Abstain/Withhold	Broker Non-Votes
Edward J. Richardson	27,317,192	1,312,768	1,804,595
Jacques Belin	27,240,643	1,389,317	1,804,595
James Benham	27,240,643	1,389,317	1,804,595
Kenneth Halverson	27,240,643	1,389,317	1,804,595
Robert H. Kluge	27,221,343	1,408,617	1,804,595
Paul J. Plante	26,851,825	1,778,135	1,804,595

2.

The voting results with respect to the ratification of the selection of BDO USA, LLP as our independent registered public accounting firm for fiscal year 2020 was approved with 30,321,321 votes “FOR”, 108,512 votes “AGAINST” and 4,722 votes “ABSTAIN/WITHHOLD”.

3.

The voting results with respect to the approval, on an advisory basis, the compensation of our Named Executive Officers was approved with 27,093,148 votes “FOR”, 1,286,794 votes “AGAINST”, 250,018 votes “ABSTAIN/WITHHOLD” and 1,804,595 broker non-votes.

ITEM 6.	EXHIBITS

Exhibit Index

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Annex III of the Proxy Statement dated August 22, 2014).

3.2	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 15, 2017).

10.1	Employment, Nondisclosure and Non-Compete Agreement between the Company and Jens Ruppert dated June 25, 2015

31.1	Certification of Edward J. Richardson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Robert J. Ben pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from our Quarterly Report on Form 10-Q for the first quarter of fiscal 2020, filed with the SEC on October 10, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Comprehensive Loss, (iii) the Unaudited Consolidated Statements of Cash Flows, (iv) the Unaudited Consolidated Statement of Stockholders’ Equity and (v) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RICHARDSON ELECTRONICS, LTD.

Date: October 10, 2019	By:	/s/ Robert J. Ben
Robert J. Ben Chief Financial Officer and Chief Accounting Officer (on behalf of the Registrant and as Principal Financial Officer)