Form 10-Q
period 2019-11-30
RICHARDSON ELECTRONICS LTD/DE
filed 2020-01-09
CIK 355948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2019

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

As of January 7, 2020, there were outstanding 11,038,235 shares of Common Stock, $0.05 par value and 2,096,919 shares of Class B Common Stock, $0.05 par value, which are convertible into Common Stock of the registrant on a share for share basis.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Richardson Electronics, Ltd.

Consolidated Balance Sheets

(in thousands, except per share amounts)

	Unaudited	Audited
	November 30, 2019	June 1, 2019
Assets
Current assets:
Cash and cash equivalents	$33,054	$42,019
Accounts receivable, less allowance of $278 and $339, respectively	22,336	24,296
Inventories, net	56,169	53,232
Prepaid expenses and other assets	2,853	3,067
Investments - current	13,000	8,000
Total current assets	127,412	130,614
Non-current assets:
Property, plant and equipment, net	18,361	19,111
Intangible assets, net	2,637	2,763
Lease ROU asset	3,991	—
Non-current deferred income taxes	575	529
Total non-current assets	25,564	22,403
Total assets	$152,976	$153,017
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,439	$16,943
Accrued liabilities	10,836	11,273
Lease liability current	1,628	—
Total current liabilities	27,903	28,216
Non-current liabilities:
Non-current deferred income tax liabilities	241	212
Lease liability non-current	2,437	—
Other non-current liabilities	718	832
Total non-current liabilities	3,396	1,044
Total liabilities	31,299	29,260
Stockholders’ equity
Common stock, $0.05 par value; issued and outstanding 11,038 shares at November 30, 2019 and 10,957 shares at June 1, 2019	552	547
Class B common stock, convertible, $0.05 par value; issued and outstanding 2,097 shares at November 30, 2019 and June 1, 2019	105	105
Preferred stock, $1.00 par value, no shares issued	—	—
Additional paid-in-capital	61,436	61,012
Common stock in treasury, at cost, no shares at November 30, 2019 and June 1, 2019	—	—
Retained earnings	57,688	59,703
Accumulated other comprehensive income	1,896	2,390
Total stockholders’ equity	121,677	123,757
Total liabilities and stockholders’ equity	$152,976	$153,017

Richardson Electronics, Ltd.

Unaudited Consolidated Statements of Comprehensive Loss

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	November 30, 2019	December 1, 2018	November 30, 2019	December 1, 2018
Statements of Comprehensive Loss
Net sales	$39,634	$41,314	$80,287	$85,471
Cost of sales	26,954	28,343	54,656	58,547
Gross profit	12,680	12,971	25,631	26,924
Selling, general and administrative expenses	13,161	13,425	26,008	26,524
Loss on disposal of assets	—	—	1	—
Operating (loss) income	(481)	(454)	(378)	400
Other expense (income):
Investment/interest income	(123)	(121)	(243)	(247)
Foreign exchange loss (gain)	199	(211)	89	75
Other, net	(15)	4	(16)	(4)
Total other expense (income)	61	(328)	(170)	(176)
(Loss) income before income taxes	(542)	(126)	(208)	576
Income tax provision	80	178	257	449
Net (loss) income	(622)	(304)	(465)	127
Foreign currency translation gain (loss), net of tax	222	(1,041)	(494)	(1,781)
Comprehensive loss	$(400)	$(1,345)	$(959)	$(1,654)
Net (loss) income per share
Common shares - Basic	$(0.05)	$(0.02)	$(0.04)	$0.01
Class B common shares - Basic	$(0.04)	$(0.02)	$(0.03)	$0.01
Common shares - Diluted	$(0.05)	$(0.02)	$(0.04)	$0.01
Class B common shares - Diluted	$(0.04)	$(0.02)	$(0.03)	$0.01
Weighted average number of shares:
Common shares – Basic	11,038	10,952	11,014	10,890
Class B common shares – Basic	2,097	2,097	2,097	2,114
Common shares – Diluted	11,038	10,952	11,014	11,053
Class B common shares – Diluted	2,097	2,097	2,097	2,114
Dividends per common share	$0.060	$0.060	$0.120	$0.120
Dividends per Class B common share	$0.054	$0.054	$0.108	$0.108

Richardson Electronics, Ltd.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended		Six Months Ended
	November 30, 2019	December 1, 2018	November 30, 2019	December 1, 2018
Operating activities:
Net (loss) income	$(622)	$(304)	$(465)	$127
Adjustments to reconcile net (loss) income to cash provided by (used in) operating activities:
Depreciation and amortization	825	792	1,658	1,556
Inventory provisions	120	150	281	365
Loss on disposal of assets	—	—	1	—
Share-based compensation expense	182	230	370	395
Deferred income taxes	23	97	(25)	155
Change in assets and liabilities:
Accounts receivable	(335)	100	1,826	(98)
Inventories	(2,062)	(1,908)	(3,419)	(1,831)
Prepaid expenses and other assets	(423)	(319)	202	(282)
Accounts payable	2,590	1,538	(1,365)	(3,881)
Accrued liabilities	486	344	(390)	571
Other	(165)	161	(109)	174
Net cash provided by (used in) operating activities	619	881	(1,435)	(2,749)
Investing activities:
Capital expenditures	(475)	(1,120)	(814)	(2,192)
Proceeds from maturity of investments	—	—	8,000	—
Purchases of investments	(13,000)	(3,000)	(13,000)	(5,300)
Net cash used in investing activities	(13,475)	(4,120)	(5,814)	(7,492)
Financing activities:
Proceeds from issuance of common stock	59	11	59	203
Cash dividends paid	(775)	(770)	(1,550)	(1,534)
Payment of financing lease principal	(45)	—	(75)	—
Other	(4)	—	—	—
Net cash used in financing activities	(765)	(759)	(1,566)	(1,331)
Effect of exchange rate changes on cash and cash equivalents	218	(621)	(150)	(1,034)
Decrease in cash and cash equivalents	(13,403)	(4,619)	(8,965)	(12,606)
Cash and cash equivalents at beginning of period	46,457	52,478	42,019	60,465
Cash and cash equivalents at end of period	$33,054	$47,859	$33,054	$47,859

Richardson Electronics, Ltd.

Unaudited Consolidated Statement of Stockholders’ Equity

(in thousands, except per share amounts)

	Common	Class B Common	Par Value	Additional Paid In Capital	Common Stock in Treasury	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance June 1, 2019:	10,957	2,097	$652	$61,012	$—	$59,703	$2,390	$123,757
Comprehensive loss
Net loss	—	—	—	—	—	(465)	—	(465)
Foreign currency translation	—	—	—	—	—	—	(494)	(494)
Share-based compensation:
Restricted stock	—	—	—	214	—	—	—	214
Stock options	—	—	—	156	—	—	—	156
Common stock:
Options exercised	10	—	1	58	—	—	—	59
Restricted stock issuance	71	—	4	(4)	—	—	—	—
Dividends paid to:
Common ($0.120 per share)	—	—	—	—	—	(1,324)	—	(1,324)
Class B ($0.108 per share)	—	—	—	—	—	(226)	—	(226)
Balance November 30, 2019:	11,038	2,097	657	61,436	$—	57,688	1,896	121,677

Balance August 31, 2019:	11,029	2,097	$656	$61,200	$—	$59,085	$1,674	$122,615
Comprehensive (loss) income
Net loss	—	—	—	—	—	(622)	—	(622)
Foreign currency translation	—	—	—	—	—	—	222	222
Share-based compensation:
Restricted stock	—	—	—	115	—	—	—	115
Stock options	—	—	—	67	—	—	—	67
Common stock:
Options exercised	10	—	1	58	—	—	—	59
Restricted stock issuance	(1)	—	—	(4)	—	—	—	(4)
Dividends paid to:
Common ($0.06 per share)	—	—	—	—	—	(662)	—	(662)
Class B ($0.054 per share)	—	—	—	—	—	(113)	—	(113)
Balance November 30, 2019:	11,038	2,097	657	61,436	$—	57,688	1,896	121,677

	Common	Class B Common	Par Value	Additional Paid In Capital	Common Stock in Treasury	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance June 2, 2018:	10,806	2,137	$647	$60,061	$—	$70,107	$4,366	$135,181
Comprehensive (loss) income
Net income	—	—	—	—	—	127	—	127
Foreign currency translation	—	—	—	—	—	—	(1,781)	(1,781)
Share-based compensation:
Restricted stock	—	—	—	136	—	—	—	136
Stock options	—	—	—	259	—	—	—	259
Common stock:
Options exercised	37	—	2	201	—	—	—	203
Restricted stock issuance	70	—	3	(3)	—	—	—	—
Converted Class B to common	40	(40)	—	—	—	—	—	—
Dividends paid to:
Common ($0.120 per share)	—	—	—	—	—	(1,306)	—	(1,306)
Class B ($0.108 per share)	—	—	—	—	—	(228)	—	(228)
Balance December 1, 2018:	10,953	2,097	652	60,654	$—	68,700	2,585	132,591

Balance September 1, 2018:	10,951	2,097	$652	$60,413	$—	$69,774	$3,626	$134,465
Comprehensive (loss) income
Net loss	—	—	—	—	—	(304)	—	(304)
Foreign currency translation	—	—	—	—	—	—	(1,041)	(1,041)
Share-based compensation:
Restricted stock	—	—	—	91	—	—	—	91
Stock options	—	—	—	139	—	—	—	139
Common stock:
Options exercised	2	—	—	11	—	—	—	11
Restricted stock issuance	—	—	—	—	—	—	—	—
Converted Class B to common	—	—	—	—	—	—	—	—
Dividends paid to:
Common ($0.06 per share)	—	—	—	—	—	(658)	—	(658)
Class B ($0.054 per share)	—	—	—	—	—	(112)	—	(112)
Balance December 1, 2018:	10,953	2,097	652	60,654	$—	68,700	2,585	132,591

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

Our fiscal quarter ends on the Saturday nearest the end of the quarter-ending month. The second quarter of fiscal 2020 and fiscal 2019 both contained 13 weeks. The first six months of fiscal 2020 and fiscal 2019 both contained 26 weeks.

In the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results of interim periods have been made. All inter-company transactions and balances have been eliminated. The unaudited consolidated financial statements presented herein include the accounts of our wholly owned subsidiaries. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The results of our operations for the three and six months ended November 30, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending May 30, 2020.

The financial information contained in this report should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended June 1, 2019, that we filed on August 5, 2019.

3.  CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Inventories, net: Our consolidated inventories were stated at the lower of cost and net realizable value, generally using a weighted-average cost method. Our net inventories include approximately $50.3 million of finished goods, $3.8 million of raw materials and $2.1 million of work-in-progress as of November 30, 2019, as compared to approximately $47.2 million of finished goods, $4.2 million of raw materials and $1.8 million of work-in-progress as of June 1, 2019.

At this time, we do not anticipate any material risks or uncertainties related to possible future inventory write-downs. Provisions for obsolete or slow moving inventories are recorded based upon regular analysis of stock rotation privileges, obsolescence, the exiting of certain markets and assumptions about future demand and market conditions. If future demand changes in the industry, or market conditions differ from management’s estimates, additional provisions may be necessary. Inventory reserves were approximately $4.7 million as of November 30, 2019 and $4.6 million as of June 1, 2019.

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

Accrued Liabilities: Accrued liabilities consist of the following (in thousands):

	November 30, 2019	June 1, 2019
Compensation and payroll taxes	$3,264	$2,846
Accrued severance	500	520
Professional fees	552	471
Deferred revenue	1,624	2,260
Other accrued expenses	4,896	5,176
Accrued Liabilities	$10,836	$11,273

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

Contract Liabilities: Contract liabilities and revenue recognized were as follows (in thousands):

	June 1, 2019	Additions	Revenue Recognized	November 30, 2019
Contract liabilities (deferred revenue)	$2,260	$1,169	$(1,805)	$1,624

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

Our intangible assets represent the fair value for trade name, customer relationships, non-compete agreements and technology acquired in connection with our acquisitions. Intangible assets subject to amortization were as follows (in thousands):

	November 30, 2019	June 1, 2019
Gross Amounts:
Trade Name	$659	$659
Customer Relationships(1)	3,400	3,394
Non-compete Agreements	177	177
Technology	230	230
Total Gross Amounts	$4,466	$4,460
Accumulated Amortization:
Trade Name	$659	$659
Customer Relationships	904	796
Non-compete Agreements	150	139
Technology	116	103
Total Accumulated Amortization	$1,829	$1,697
Net Intangible Assets	$2,637	$2,763

(1)	Change from prior periods reflect impact of foreign currency translation.

The amortization expense associated with the intangible assets subject to amortization for the next five years is presented in the following table (in thousands):

Fiscal Year	Amortization Expense
Remaining 2020	$224
2021	246
2022	251
2023	245
2024	232
Thereafter	1,439
Total amortization expense	$2,637

The weighted average number of years of amortization expense remaining is 14.2 years.

6.  INVESTMENTS

As of November 30, 2019, we had $13.0 million invested in CDs which mature in less than twelve months. The fair value of these investments was equal to the face value of the CDs.

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

Warranty reserves are established for costs that are expected to be incurred after the sale and delivery of products under warranty. Warranty reserves are included in accrued liabilities on our consolidated balance sheets. The warranty reserves are determined based on known product failures, historical experience and other available evidence. Warranty reserves were approximately $0.4 million as of November 30, 2019 and $0.3 million as of June 1, 2019.

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

The new standard was effective for the Company on June 2, 2019. The FASB issued ASU 2018-11, targeted improvements to Topic 842, which includes an option to not restate comparative periods in transition and elect to use the effective date of Topic 842 as the date of initial application of transition. We adopted the new standard applying the new transition method allowed under ASU 2018-11. As a result of adopting Topic 842, at November 30, 2019, we recognized operating right-of-use assets of $3.5 million, finance right-of-use assets of $0.5 million, operating lease liabilities of $3.7 million and finance lease liabilities of $0.4 million. Existing deferred rent of $0.1 million was recorded as an offset to our gross operating lease right-of-use assets. Several leases include renewal clauses which vary in length and may not include specific rent renewal amounts. The Company will revise the value of the right of use assets and associated lease liabilities when the Company is reasonably certain it will renew the lease. The standard did not have a material impact on our results of operations or cash flows.

The gross amounts of assets and liabilities related to both operating and finance leases at November 30, 2019 were as follows (in thousands):

Lease Type	Amount
Operating lease ROU asset	$3,544
Finance lease ROU asset	447
Total Lease ROU asset	$3,991

Operating lease liability current	$1,476
Finance lease liability current	152
Total lease liability current	$1,628

Operating lease liability non-current	$2,189
Finance lease liability non-current	248
Total lease liability non-current	$2,437

The components of lease costs were as follows (in thousands):

Lease Type	Classification	Three Months Ended November 30, 2019	Six Months Ended November 30, 2019
Consolidated operating lease expense	Operating expenses	$468	$946

Consolidated finance lease amortization	Operating expenses	16	16
Consolidated finance lease interest	Interest expense	5	14
Consolidated finance lease expense		21	30

Net lease cost		$489	$976

The Company recorded $0.5 million and $0.9 million of lease expense in the second quarter and first six months of fiscal 2019, respectively.

The approximate future minimum lease payments under operating and finance leases at November 30, 2019 were as follows (in thousands):

Fiscal Year	Operating Leases	Finance Lease	Total
Remaining 2020	$821	$91	$912
2021	1,450	181	1,631
2022	677	151	828
2023	449	—	449
2024	309	—	309
Thereafter	241	—	241
Total lease payments	3,947	423	4,370
Less imputed interest	282	22	304
Net minimum lease payments	$3,665	$401	$4,066

The approximate future minimum lease payments under operating and finance leases at June 1, 2019 were as follows (in thousands):

Fiscal Year (1)	Operating Leases
2020	$1,586
2021	1,367
2022	509
2023	340
2024	289
Thereafter	234

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

The weighted average remaining lease terms and interest rates of leases held by the Company as of November 30, 2019 were as follows:

Lease Type	Weighted Average Remaining Lease Term in Years	Weighted Average Interest Rate
Operating leases	3.3	4.6%
Finance lease	2.4	4.6%

The cash outflows of the leasing activity of the Company as lessee for the six months ending November 30, 2019 were as follows (in thousands):

Cash Flow Source	Classification	Amount
Operating cash flows from operating leases	Operating activities	$367
Operating cash flows from finance lease	Operating activities	67
Finance cash flows from finance lease	Financing activities	75

9.  INCOME TAXES

We recorded an income tax provision of $0.3 million and $0.4 million for the first six months of fiscal 2020 and the first six months of fiscal 2019, respectively. The effective income tax rate during the first six months of fiscal 2020 was a tax provision of (123.6)% as compared to a tax provision of 77.9% during the first six months of fiscal 2019. The difference in rate during the first six months of fiscal 2020 as compared to the first six months of fiscal 2019 reflects changes in our geographical distribution of income (loss). The (123.6)% effective income tax rate differs from the federal statutory rate of 21% as a result of our geographical distribution of income (loss) and the movement of the valuation allowance against our U.S. state and federal net deferred tax assets.

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

We have historically determined that certain undistributed earnings of our foreign subsidiaries, to the extent of cash available, will be repatriated to the U.S. We have provided a deferred tax liability totaling $0.2 million as of November 30, 2019. As of June 1, 2019, the deferred tax liability totaled $0.2 million.

As of November 30, 2019, our worldwide liability for uncertain tax positions related to continuing operations was $0.1 million, excluding interest and penalties as compared to $0.1 million liabilities for uncertain tax positions as of June 1, 2019. There was no change in recorded uncertain tax positions during the first six months of fiscal 2020. We record penalties and interest related to uncertain tax positions in the income tax expense line item within the consolidated statements of comprehensive loss.

The valuation allowance against the net deferred tax assets that will more likely than not be realized was $11.7 million as of June 1, 2019. The valuation allowance against the net deferred tax assets was $11.9 million as of November 30, 2019 as no material additional domestic federal and state net deferred tax assets were generated during the second quarter of fiscal 2020 from losses in the U.S. jurisdiction. A full valuation allowance on the U.S. and state deferred tax assets will be maintained until sufficient positive evidence related to sources of future taxable income exists to support a reversal of the valuation allowance. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth.

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

The earnings per share (“EPS”) presented in our unaudited consolidated statements of comprehensive loss were based on the following amounts (in thousands, except per share amounts):

	Three Months Ended
	November 30, 2019		December 1, 2018
	Basic	Diluted	Basic	Diluted
Numerator for Basic and Diluted EPS:
Net loss	$(622)	$(622)	$(304)	$(304)
Less dividends:
Common stock	662	662	658	658
Class B common stock	113	113	112	112
Undistributed losses	$(1,397)	$(1,397)	$(1,074)	$(1,074)
Common stock undistributed losses	$(1,193)	$(1,193)	$(916)	$(916)
Class B common stock undistributed losses	(204)	(204)	(158)	(158)
Total undistributed losses	$(1,397)	$(1,397)	$(1,074)	$(1,074)
Denominator for Basic and Diluted EPS:
Common stock weighted average shares	11,038	11,038	10,952	10,952
Class B common stock weighted average shares, and shares under if-converted method for diluted EPS	2,097	2,097	2,097	2,097
Effect of dilutive securities
Dilutive stock options		—		—
Denominator for diluted EPS adjusted for weighted average shares and assumed conversions		13,135		13,049
Net loss per share:
Common stock	$(0.05)	$(0.05)	$(0.02)	$(0.02)
Class B common stock	$(0.04)	$(0.04)	$(0.02)	$(0.02)

Note: Common stock options that were anti-dilutive and not included in diluted earnings per common share for the second quarter of fiscal 2020 and fiscal 2019 were 860 and 117, respectively.

	Six Months Ended
	November 30, 2019		December 1, 2018
	Basic	Diluted	Basic	Diluted
Numerator for Basic and Diluted EPS:
Net (loss) income	$(465)	$(465)	$127	$127
Less dividends:
Common stock	1,324	1,324	1,306	1,306
Class B common stock	226	226	228	228
Undistributed losses	$(2,015)	$(2,015)	$(1,407)	$(1,407)
Common stock undistributed losses	$(1,720)	$(1,720)	$(1,198)	$(1,200)
Class B common stock undistributed losses	(295)	(295)	(209)	(207)
Total undistributed losses	$(2,015)	$(2,015)	$(1,407)	$(1,407)
Denominator for Basic and Diluted EPS:
Common stock weighted average shares	11,014	11,014	10,890	10,890
Class B common stock weighted average shares, and shares under if-converted method for diluted EPS	2,097	2,097	2,114	2,114
Effect of dilutive securities
Dilutive stock options		—		163
Denominator for diluted EPS adjusted for weighted average shares and assumed conversions		13,111		13,167
Net (loss) income per share:
Common stock	$(0.04)	$(0.04)	$0.01	$0.01
Class B common stock	$(0.03)	$(0.03)	$0.01	$0.01

Note: Common stock options that were anti-dilutive and not included in diluted earnings per common share for the first six months of fiscal 2020 were 916.

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

The CEO evaluates performance and allocates resources primarily based on the gross profit of each segment.

Operating results by segment are summarized in the following table (in thousands):

	Three Months Ended		Six Months Ended
	November 30, 2019	December 1, 2018	November 30, 2019	December 1, 2018
PMT
Net Sales	$29,603	$32,328	$60,170	$67,097
Gross Profit	9,349	10,107	19,028	21,114
Canvys
Net Sales	$7,856	$6,498	$15,133	$13,671
Gross Profit	2,585	2,132	4,906	4,445
Healthcare
Net Sales	$2,175	$2,488	$4,984	$4,703
Gross Profit	746	732	1,697	1,365

Geographic net sales information is primarily grouped by customer destination into five areas: North America; Asia/Pacific; Europe; Latin America; and Other.

Net sales and gross profit by geographic region are summarized in the following table (in thousands):

	Three Months Ended		Six Months Ended
	November 30, 2019	December 1, 2018	November 30, 2019	December 1, 2018
Net Sales
North America	$15,306	$16,825	$32,540	$33,848
Asia/Pacific	9,277	8,520	17,800	18,062
Europe	13,210	13,393	26,134	28,149
Latin America	1,859	2,559	3,837	5,373
Other (1)	(18)	17	(24)	39
Total	$39,634	$41,314	$80,287	$85,471
Gross Profit
North America	$5,797	$6,518	$12,104	$13,105
Asia/Pacific	3,056	2,701	5,649	5,706
Europe	4,015	4,215	8,146	8,738
Latin America	644	955	1,344	2,021
Other (1)	(832)	(1,418)	(1,612)	(2,646)
Total	$12,680	$12,971	$25,631	$26,924

(1)	Other includes primarily net sales not allocated to a specific geographical region, unabsorbed value-add costs and other unallocated expenses.

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

As of November 30, 2019, we held investments that were required to be measured at fair value on a recurring basis. Our investments consisted of CDs where face value was equal to fair value.

Investments measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of November 30, 2019 were as follows (in thousands):

Level 1
CDs	13,000

14. RELATED PARTY TRANSACTION

On June 15, 2015, the Company entered into a lease agreement for the IMES facility with LDL, LLC. The Executive Vice President of IMES, Lee A. McIntyre III (former owner of IMES), has an ownership interest in LDL, LLC. The lease agreement provides for monthly payments over five years with total future minimum lease payments of $0.1 million. Rental expense related to this lease amounted to $0.1 million for the six months ended November 30, 2019 and for the six months ended December 1, 2018. The Company shall be entitled to extend the term of the lease for a period of an additional five years by notifying the landlord in writing of its intention to do so within six months of the expiration of the initial term.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this report may constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. The terms “may,” “should,” “could,” “anticipate,” “believe,” “continues,” “estimate,” “expect,” “intend,” “objective,” “plan,” “potential,” “project” and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. These statements are based on management’s current expectations, intentions or beliefs and are subject to a number of factors, assumptions and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Factors that could cause or contribute to such differences or that might otherwise impact the business include the risk factors set forth in Item 1A of our Annual Report on Form 10-K filed on August 5, 2019. We undertake no obligation to update any such factor or to publicly announce the results of any revisions to any forward-looking statements contained herein whether as a result of new information, future events or otherwise.

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
•

Results of Operations – an analysis and comparison of our consolidated results of operations for the three and six month periods ended November 30, 2019 and December 1, 2018, as reflected in our consolidated statements of comprehensive loss.

•

Liquidity, Financial Position and Capital Resources – a discussion of our primary sources and uses of cash for the six month periods ended November 30, 2019 and December 1, 2018, and a discussion of changes in our financial position.

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

We currently have operations in the following major geographic regions: North America, Asia/Pacific, Europe and Latin America.

RESULTS OF OPERATIONS

Financial Summary – Three Months Ended November 30, 2019

•	The second quarter of fiscal 2020 and fiscal 2019 each contained 13 weeks.
•	Net sales during the second quarter of fiscal 2020 were $39.6 million, a decrease of 4.1%, compared to net sales of $41.3 million during the second quarter of fiscal 2019.
•	Gross margin increased to 32.0% during the second quarter of fiscal 2020 compared to 31.4% during the second quarter of fiscal 2019.
•

Selling, general and administrative expenses were $13.2 million, or 33.2% of net sales, during the second quarter of fiscal 2020 compared to $13.4 million, or 32.5% of net sales, during the second quarter of fiscal 2019.

•	Operating loss during the second quarter of fiscal 2020 was $0.5 million compared to an operating loss of $0.5 million during the second quarter of fiscal 2019.
•	Net loss during the second quarter of fiscal 2020 was $0.6 million compared to net loss of $0.3 million during the second quarter of fiscal 2019.

Financial Summary – Six Months Ended November 30, 2019

•	The first six months of fiscal 2020 and fiscal 2019 each contained 26 weeks.
•	Net sales during the first six months of fiscal 2020 were $80.3 million, a decrease of 6.1%, compared to net sales of $85.5 million during the first six months of fiscal 2019.
•	Gross margin increased to 31.9% during the first six months of fiscal 2020 compared to 31.5% during the first six months of fiscal 2019.
•

Selling, general and administrative expenses were $26.0 million, or 32.4% of net sales, during the first six months of fiscal 2020 compared to $26.5 million, or 31.0% of net sales, during the first six months of fiscal 2019.

•	Operating loss during the first six months of fiscal 2020 was $0.4 million compared to an operating income of $0.4 million during the first six months of fiscal 2019.
•	Net loss during the first six months of fiscal 2020 was $0.5 million compared to net income of $0.1 million during the first six months of fiscal 2019.

Net Sales and Gross Profit Analysis

Net sales by segment and percent change during the second quarter and first six months of fiscal 2020 and fiscal 2019 were as follows (in thousands):

Net Sales	Three Months Ended		FY20 vs. FY19
	November 30, 2019	December 1, 2018	% Change
PMT	$29,603	$32,328	-8.4%
Canvys	7,856	6,498	20.9%
Healthcare	2,175	2,488	-12.6%
Total	$39,634	$41,314	-4.1%

	Six Months Ended		FY20 vs. FY19
	November 30, 2019	December 1, 2018	% Change
PMT	$60,170	$67,097	-10.3%
Canvys	15,133	13,671	10.7%
Healthcare	4,984	4,703	6.0%
Total	$80,287	$85,471	-6.1%

During the second quarter of fiscal 2020, consolidated net sales decreased 4.1% compared to the second quarter of fiscal 2019. Sales for PMT decreased 8.4%, sales for Canvys increased 20.9% and sales for Healthcare decreased 12.6%. The decrease in PMT was mainly due to economic softness in the power grid tube business and a slow ramp up in sales in the semiconductor wafer fab equipment business, partially offset by growth from our power conversion and RF and microwave components. The increase in Canvys was due to increased customer demand in both its North American and European markets. The decrease in Healthcare was due to lower equipment and parts sales, partially offset by an increase in CT tube sales.

During the first six months of fiscal 2020, consolidated net sales decreased 6.1% compared to the first six months of fiscal 2019. Sales for PMT decreased 10.3%, sales for Canvys increased 10.7% and sales for Healthcare increased 6.0%. The decrease in PMT was mainly due to economic softness in the power grid tube business and a slow ramp up in sales in the semiconductor wafer fab equipment business, partially offset by growth from our power conversion and RF and microwave components. The increase in Canvys was due to increased customer demand in its North American market. The increase in Healthcare was due to higher CT tube and parts sales.

Gross profit by segment and percent of net sales for the second quarter and first six months of fiscal 2020 and fiscal 2019 were as follows (in thousands):

Gross Profit	Three Months Ended
	November 30, 2019	% of Net Sales	December 1, 2018	% of Net Sales
PMT	$9,349	31.6%	$10,107	31.3%
Canvys	2,585	32.9%	2,132	32.8%
Healthcare	746	34.3%	732	29.4%
Total	$12,680	32.0%	$12,971	31.4%

	Six Months Ended
	November 30, 2019	% of Net Sales	December 1, 2018	% of Net Sales
PMT	$19,028	31.6%	$21,114	31.5%
Canvys	4,906	32.4%	4,445	32.5%
Healthcare	1,697	34.0%	1,365	29.0%
Total	$25,631	31.9%	$26,924	31.5%

Gross profit reflects the distribution and manufacturing product margin less manufacturing variances, inventory obsolescence charges, customer returns, scrap and cycle count adjustments, engineering costs and other provisions.

Consolidated gross profit decreased to $12.7 million during the second quarter of fiscal 2020 compared to $13.0 million during the second quarter of fiscal 2019. Consolidated gross margin as a percentage of net sales increased to 32.0% during the second quarter of fiscal 2020 from 31.4% during the second quarter of fiscal 2019, primarily due to favorable product mix in Healthcare and improved manufacturing overhead absorption for both PMT and Healthcare.

Consolidated gross profit decreased to $25.6 million during the first six months of fiscal 2020 compared to $26.9 million during the first six months of fiscal 2019. Consolidated gross margin as a percentage of net sales increased to 31.9% during the first six months of fiscal 2020 from 31.5% during the first six months of fiscal 2019, primarily due to favorable product mix and manufacturing overhead absorption for Healthcare.

Power and Microwave Technologies Group

PMT net sales decreased 8.4% to $29.6 million during the second quarter of fiscal 2020 from $32.3 million during the second quarter of fiscal 2019. The decrease was mainly due to economic softness in the power grid tube business and a slow ramp up in sales in the semiconductor wafer fab equipment business, partially offset by growth from our power conversion and RF and microwave components. Gross margin as a percentage of net sales increased to 31.6% during the second quarter of fiscal 2020 as compared to 31.3% during the second quarter of fiscal 2019 primarily due to favorable product mix.

PMT net sales decreased 10.3% to $60.2 million during the first six months of fiscal 2020 from $67.1 million during the first six months of fiscal 2019. The decrease was mainly due to economic softness in the power grid tube business and a slow ramp up in sales in the semiconductor wafer fab equipment business, partially offset by growth from our power conversion and RF and microwave components. Gross margin as a percentage of net sales increased slightly to 31.6% during the first six months of fiscal 2020 as compared to 31.5% during the first six months of fiscal 2019.

Canvys

Canvys net sales increased 20.9% to $7.9 million during the second quarter of fiscal 2020 from $6.5 million during the second quarter of fiscal 2019 due to increased customer demand in both its North American and European markets. Gross margin as a percentage of net sales increased slightly to 32.9% during the second quarter of fiscal 2020 as compared to 32.8% during the second quarter of fiscal 2019.

Canvys net sales increased 10.7% to $15.1 million during the first six months of fiscal 2020 from $13.7 million during the first six months of fiscal 2019 primarily due to increased customer demand in its North American market. Gross margin as a percentage of net sales decreased slightly to 32.4% during the first six months of fiscal 2020 as compared to 32.5% during the first six months of fiscal 2019.

Healthcare

Healthcare net sales decreased 12.6% to $2.2 million during the second quarter of fiscal 2020 from $2.5 million during the second quarter of fiscal 2019 due to lower equipment and parts sales, partially offset by an increase in CT tube sales. Gross margin as a percentage of net sales increased to 34.3% during the second quarter of fiscal 2020 as compared to 29.4% during the second quarter of fiscal 2019 due to favorable product mix and improved manufacturing efficiencies.

Healthcare net sales increased 6.0% to $5.0 million during the first six months of fiscal 2020 from $4.7 million during the first six months of fiscal 2019 due to higher CT tube and parts sales. Gross margin as a percentage of net sales increased to 34.0% during the first six months of fiscal 2020 as compared to 29.0% during the first six months of fiscal 2019 due to favorable product mix and improved manufacturing efficiencies.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased to $13.2 million during the second quarter of fiscal 2020 from $13.4 million in the second quarter of fiscal 2019, primarily due to lower severance and legal expenses, partially offset by higher research and development expenses for Healthcare.

Selling, general and administrative expenses decreased to $26.0 million during the first six months of fiscal 2020 from $26.5 million in the first six months of fiscal 2019, primarily due to lower severance, legal and IT expenses.

Other Income/Expense

Other income/expense was expense of $0.1 million during the second quarter of fiscal 2020, compared to income of $0.3 million during the second quarter of fiscal 2019. Other income/expense during the second quarter of fiscal 2020 included $0.1 million of investment/interest income offset by $0.2 million of foreign exchange losses. Other income/expense during the second quarter of fiscal 2019 included $0.2 million of foreign exchange gains and $0.1 million of investment/interest income. Our foreign exchange gains and losses are primarily due to the translation of U.S. dollars held in non-U.S. entities. We currently do not utilize derivative instruments to manage our exposure to foreign currency.

Other income/expense was income of $0.2 million during the first six months of fiscal 2020, compared to income of $0.2 million during the first six months of fiscal 2019. Other income/expense during the first six months of fiscal 2020 included $0.2 million of investment/interest income. Other income/expense during the first six months of fiscal 2019 included $0.1 million of foreign exchange losses offset by $0.3 million of investment/interest income.

Income Tax Provision

We recorded an income tax provision of $0.3 million and $0.4 million for the first six months of fiscal 2020 and the first six months of fiscal 2019, respectively. The effective income tax rate during the first six months of fiscal 2020 was a tax provision of (123.6)% as compared to a tax provision of 77.9% during the first six months of fiscal 2019. The difference in rate during the first six months of fiscal 2020 as compared to the first six months of fiscal 2019 reflects changes in our geographical distribution of income (loss). The (123.6)% effective income tax rate differs from the federal statutory rate of 21% as a result of our geographical distribution of income (loss) and the movement of the valuation allowance against our U.S. state and federal net deferred tax assets.

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

Net Income and Per Share Data

Net loss during the second quarter of fiscal 2020 was $0.6 million or ($0.05) per diluted common share and ($0.04) per Class B diluted common share as compared to net loss of $0.3 million during the second quarter of fiscal 2019 or ($0.02) per diluted common share and ($0.02) per Class B diluted common share.

Net loss during the first six months of fiscal 2020 was $0.5 million or ($0.04) per diluted common share and ($0.03) per Class B diluted common share as compared to net income of $0.1 million during the first six months of fiscal 2019 or $0.01 per diluted common share and $0.01 per Class B diluted common share.

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

Our operations and cash needs have been primarily financed through cash on hand and investments.

Cash and cash equivalents were $33.1 million at November 30, 2019. Investments included CDs classified as short-term investments of $13.0 million. Total cash and investments were $46.1 million at November 30, 2019. Cash, cash equivalents and investments at November 30, 2019 consisted of $24.9 million in North America, $11.8 million in Europe, $1.0 million in Latin America and $8.4 million in Asia/Pacific. We repatriated $4.4 million total cash from our entities in Germany and the Netherlands in the second quarter of fiscal 2020. Although the Tax Cuts and Jobs Act generally eliminated federal income tax on future cash repatriation to the United States, cash repatriation may be subject to state and local taxes, withholding or similar taxes. See Note 9 “Income Taxes” of the notes to our consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended June 1, 2019, filed with the SEC on August 5, 2019, for further information.

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

Cash Flows from Operating Activities

The cash used in operating activities primarily resulted from net (loss) income adjusted for non-cash items and changes in our operating assets and liabilities.

Operating activities used $1.4 million of cash during the first six months of fiscal 2020. We had a net loss of $0.5 million during the first six months of fiscal 2020, which included non-cash stock-based compensation expense of $0.4 million associated with the issuance of stock option and restricted stock awards, $0.3 million for inventory reserve provisions and depreciation and amortization expense of $1.7 million associated with our property and equipment as well as amortization of our intangible assets. Changes in our operating assets and liabilities resulted in a use of cash of $3.3 million during the first six months of fiscal 2020, net of foreign currency exchange gains and losses, included an increase in inventory of $3.4 million, a decrease of $1.4 million in accounts payable and a decrease in accrued liabilities of $0.4 million partially offset by a decrease in accounts receivable of $1.8 million and a decrease of $0.2 million in prepaid expenses and other assets. The decrease in our accounts payable was due to timing of payments for some of our larger vendors for both inventory and services. The majority of the inventory increase was to support the continued growth of our electron tube and RF and Power Technologies groups.

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

Cash Flows from Investing Activities

The cash flow used in investing activities consisted primarily of purchases of investments and capital expenditures partially offset by proceeds from the maturities of investments.

Cash used in investing activities of $5.8 million during the first six months of fiscal 2020 included purchases of investments of $13.0 million and $0.8 million in capital expenditures, partially offset by proceeds from the maturities of investments of $8.0 million. Capital expenditures related primarily to capital used for our IT system and Healthcare and LaFox manufacturing businesses.

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

Cash used in financing activities of $1.6 million during the first six months of fiscal 2020 primarily resulted from cash used to pay dividends.

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
(a)	Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of November 30, 2019.

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

(b)	Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the second quarter of fiscal 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101

The following financial information from our Quarterly Report on Form 10-Q for the second quarter of fiscal 2020, filed with the SEC on January 9, 2020, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Comprehensive Loss, (iii) the Unaudited Consolidated Statements of Cash Flows, (iv) the Unaudited Consolidated Statement of Stockholders’ Equity and (v) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RICHARDSON ELECTRONICS, LTD.

Date: January 9, 2020	By:	/s/ Robert J. Ben
Robert J. Ben Chief Financial Officer and Chief Accounting Officer (on behalf of the Registrant and as Principal Financial Officer)