Form 10-Q
period 2020-02-29
RICHARDSON ELECTRONICS LTD/DE
filed 2020-04-09
CIK 355948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2020

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

As of April 7, 2020, there were outstanding 11,038,235 shares of Common Stock, $0.05 par value and 2,096,919 shares of Class B Common Stock, $0.05 par value, which are convertible into Common Stock of the registrant on a share for share basis.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Richardson Electronics, Ltd.

Consolidated Balance Sheets

(in thousands, except per share amounts)

	Unaudited	Audited
	February 29, 2020	June 1, 2019
Assets
Current assets:
Cash and cash equivalents	$30,875	$42,019
Accounts receivable, less allowance of $194 and $339, respectively	23,074	24,296
Inventories, net	56,677	53,232
Prepaid expenses and other assets	2,910	3,067
Investments - current	13,000	8,000
Total current assets	126,536	130,614
Non-current assets:
Property, plant and equipment, net	17,999	19,111
Intangible assets, net	2,572	2,763
Lease ROU asset	3,727	—
Non-current deferred income taxes	574	529
Total non-current assets	24,872	22,403
Total assets	$151,408	$153,017
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$14,675	$16,943
Accrued liabilities	11,002	11,273
Lease liability current	1,566	—
Total current liabilities	27,243	28,216
Non-current liabilities:
Non-current deferred income tax liabilities	314	212
Lease liability non-current	2,204	—
Other non-current liabilities	742	832
Total non-current liabilities	3,260	1,044
Total liabilities	30,503	29,260
Stockholders’ equity
Common stock, $0.05 par value; issued and outstanding 11,038 shares at February 29, 2020 and 10,957 shares at June 1, 2019	552	547
Class B common stock, convertible, $0.05 par value; issued and outstanding 2,097 shares at February 29, 2020 and June 1, 2019	105	105
Preferred stock, $1.00 par value, no shares issued	—	—
Additional paid-in-capital	61,593	61,012
Common stock in treasury, at cost, no shares at February 29, 2020 and June 1, 2019	—	—
Retained earnings	56,819	59,703
Accumulated other comprehensive income	1,836	2,390
Total stockholders’ equity	120,905	123,757
Total liabilities and stockholders’ equity	$151,408	$153,017

Richardson Electronics, Ltd.

Unaudited Consolidated Statements of Comprehensive Loss

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	February 29, 2020	March 2, 2019	February 29, 2020	March 2, 2019
Statements of Comprehensive Loss
Net sales	$38,249	$39,018	$118,536	$124,489
Cost of sales	25,579	26,719	80,235	85,266
Gross profit	12,670	12,299	38,301	39,223
Selling, general and administrative expenses	12,659	13,097	38,667	39,621
Loss on disposal of assets	—	—	1	—
Operating income (loss)	11	(798)	(367)	(398)
Other expense (income):
Investment/interest income	(97)	(155)	(340)	(402)
Foreign exchange loss	28	130	117	205
Other, net	(8)	—	(24)	(4)
Total other income	(77)	(25)	(247)	(201)
Income (loss) before income taxes	88	(773)	(120)	(197)
Income tax provision	181	305	438	754
Net loss	(93)	(1,078)	(558)	(951)
Foreign currency translation (loss) gain, net of tax	(60)	541	(554)	(1,240)
Comprehensive loss	$(153)	$(537)	$(1,112)	$(2,191)
Net loss per share
Common shares - Basic	$(0.01)	$(0.08)	$(0.04)	$(0.07)
Class B common shares - Basic	$(0.01)	$(0.08)	$(0.04)	$(0.07)
Common shares - Diluted	$(0.01)	$(0.08)	$(0.04)	$(0.07)
Class B common shares - Diluted	$(0.01)	$(0.08)	$(0.04)	$(0.07)
Weighted average number of shares:
Common shares – Basic	11,038	10,953	11,022	10,911
Class B common shares – Basic	2,097	2,097	2,097	2,108
Common shares – Diluted	11,038	10,953	11,022	10,911
Class B common shares – Diluted	2,097	2,097	2,097	2,108
Dividends per common share	$0.060	$0.060	$0.180	$0.180
Dividends per Class B common share	$0.054	$0.054	$0.162	$0.162

Richardson Electronics, Ltd.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended		Nine Months Ended
	February 29, 2020	March 2, 2019	February 29, 2020	March 2, 2019
Operating activities:
Net loss	$(93)	$(1,078)	$(558)	$(951)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	856	794	2,514	2,350
Inventory provisions	221	203	502	568
Loss on disposal of assets	—	—	1	—
Share-based compensation expense	157	176	527	571
Deferred income taxes	76	113	51	268
Change in assets and liabilities:
Accounts receivable	(760)	(478)	1,066	(576)
Inventories	(754)	(1,484)	(4,173)	(3,315)
Prepaid expenses and other assets	(56)	614	146	332
Accounts payable	(726)	(1,561)	(2,091)	(5,442)
Accrued liabilities	152	309	(238)	880
Other	2	(86)	(107)	88
Net cash used in operating activities	(925)	(2,478)	(2,360)	(5,227)
Investing activities:
Capital expenditures	(430)	(974)	(1,244)	(3,166)
Proceeds from maturity of investments	—	2,300	8,000	2,300
Purchases of investments	—	(12,500)	(13,000)	(17,800)
Net cash used in investing activities	(430)	(11,174)	(6,244)	(18,666)
Financing activities:
Proceeds from issuance of common stock	—	16	59	219
Cash dividends paid	(776)	(771)	(2,326)	(2,305)
Payment of financing lease principal	(46)	—	(121)	—
Net cash used in financing activities	(822)	(755)	(2,388)	(2,086)
Effect of exchange rate changes on cash and cash equivalents	(2)	417	(152)	(617)
Decrease in cash and cash equivalents	(2,179)	(13,990)	(11,144)	(26,596)
Cash and cash equivalents at beginning of period	33,054	47,859	42,019	60,465
Cash and cash equivalents at end of period	$30,875	$33,869	$30,875	$33,869

Richardson Electronics, Ltd.

Unaudited Consolidated Statement of Stockholders’ Equity

(in thousands, except per share amounts)

	Common	Class B Common	Par Value	Additional Paid In Capital	Common Stock in Treasury	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance June 1, 2019:	10,957	2,097	$652	$61,012	$—	$59,703	$2,390	$123,757
Comprehensive loss
Net loss	—	—	—	—	—	(558)	—	(558)
Foreign currency translation	—	—	—	—	—	—	(554)	(554)
Share-based compensation:
Restricted stock	—	—	—	335	—	—	—	335
Stock options	—	—	—	192	—	—	—	192
Common stock:
Options exercised	10	—	1	58	—	—	—	59
Restricted stock issuance	71	—	4	(4)	—	—	—	—
Dividends paid to:
Common ($0.180 per share)	—	—	—	—	—	(1,986)	—	(1,986)
Class B ($0.162 per share)	—	—	—	—	—	(340)	—	(340)
Balance February 29, 2020:	11,038	2,097	$657	$61,593	$—	$56,819	$1,836	$120,905

Balance November 30, 2019:	11,038	2,097	$657	$61,436	$—	$57,688	$1,896	$121,677
Comprehensive loss
Net loss	—	—	—	—	—	(93)	—	(93)
Foreign currency translation	—	—	—	—	—	—	(60)	(60)
Share-based compensation:
Restricted stock	—	—	—	121	—	—	—	121
Stock options	—	—	—	36	—	—	—	36
Common stock:
Options exercised	—	—	—	—	—	—	—	—
Restricted stock issuance	—	—	—	—	—	—	—	—
Dividends paid to:
Common ($0.06 per share)	—	—	—	—	—	(662)	—	(662)
Class B ($0.054 per share)	—	—	—	—	—	(114)	—	(114)
Balance February 29, 2020:	11,038	2,097	$657	$61,593	$—	$56,819	$1,836	$120,905

	Common	Class B Common	Par Value	Additional Paid In Capital	Common Stock in Treasury	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance June 2, 2018:	10,806	2,137	$647	$60,061	$—	$70,107	$4,366	$135,181
Comprehensive loss
Net loss	—	—	—	—	—	(951)	—	(951)
Foreign currency translation	—	—	—	—	—	—	(1,240)	(1,240)
Share-based compensation:
Restricted stock	—	—	—	226	—	—	—	226
Stock options	—	—	—	345	—	—	—	345
Common stock:
Options exercised	40	—	2	217	—	—	—	219
Restricted stock issuance	70	—	3	(3)	—	—	—	—
Converted Class B to common	40	(40)	—	—	—	—	—	—
Dividends paid to:
Common ($0.180 per share)	—	—	—	—	—	(1,963)	—	(1,963)
Class B ($0.162 per share)	—	—	—	—	—	(342)	—	(342)
Balance March 2, 2019:	10,956	2,097	$652	$60,846	$—	$66,851	$3,126	$131,475

Balance December 1, 2018:	10,953	2,097	$652	$60,654	$—	$68,700	$2,585	$132,591
Comprehensive loss
Net loss	—	—	—	—	—	(1,078)	—	(1,078)
Foreign currency translation	—	—	—	—	—	—	541	541
Share-based compensation:
Restricted stock	—	—	—	90	—	—	—	90
Stock options	—	—	—	86	—	—	—	86
Common stock:
Options exercised	3	—	—	16	—	—	—	16
Restricted stock issuance	—	—	—	—	—	—	—	—
Converted Class B to common	—	—	—	—	—	—	—	—
Dividends paid to:
Common ($0.06 per share)	—	—	—	—	—	(657)	—	(657)
Class B ($0.054 per share)	—	—	—	—	—	(114)	—	(114)
Balance March 2, 2019:	10,956	2,097	$652	$60,846	$—	$66,851	$3,126	$131,475

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

Our fiscal quarter ends on the Saturday nearest the end of the quarter-ending month. The third quarter of fiscal 2020 and fiscal 2019 both contained 13 weeks. The first nine months of fiscal 2020 and fiscal 2019 both contained 39 weeks.

In the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results of interim periods have been made. All inter-company transactions and balances have been eliminated. The unaudited consolidated financial statements presented herein include the accounts of our wholly owned subsidiaries. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The results of our operations for the three and nine months ended February 29, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending May 30, 2020.

The financial information contained in this report should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended June 1, 2019, that we filed on August 5, 2019.

3.  CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Inventories, net: Our consolidated inventories were stated at the lower of cost and net realizable value, generally using a weighted-average cost method. Our net inventories include approximately $50.9 million of finished goods, $3.6 million of raw materials and $2.2 million of work-in-progress as of February 29, 2020, as compared to approximately $47.2 million of finished goods, $4.2 million of raw materials and $1.8 million of work-in-progress as of June 1, 2019.

At this time, we do not anticipate any material risks or uncertainties related to possible future inventory write-downs. Provisions for obsolete or slow moving inventories are recorded based upon regular analysis of stock rotation privileges, obsolescence, the exiting of certain markets and assumptions about future demand and market conditions. If future demand changes in the industry, or market conditions differ from management’s estimates, additional provisions may be necessary. Inventory reserves were approximately $4.9 million as of February 29, 2020 and $4.6 million as of June 1, 2019.

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

Accrued Liabilities: Accrued liabilities consisted of the following (in thousands):

	February 29, 2020	June 1, 2019
Compensation and payroll taxes	$3,406	$2,846
Accrued severance	439	520
Professional fees	604	471
Deferred revenue	1,916	2,260
Other accrued expenses	4,637	5,176
Accrued Liabilities	$11,002	$11,273

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

Contract Liabilities: Contract liabilities and revenue recognized were as follows (in thousands):

	June 1, 2019	Additions	Revenue Recognized	February 29, 2020
Contract liabilities (deferred revenue)	$2,260	$1,610	$(1,954)	$1,916

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

Our intangible assets represent the fair value for trade name, customer relationships, non-compete agreements and technology acquired in connection with our acquisitions. Intangible assets subject to amortization were as follows (in thousands):

	February 29, 2020	June 1, 2019
Gross Amounts:
Trade Name	$659	$659
Customer Relationships(1)	3,398	3,394
Non-compete Agreements	177	177
Technology	230	230
Total Gross Amounts	$4,464	$4,460
Accumulated Amortization:
Trade Name	$659	$659
Customer Relationships	955	796
Non-compete Agreements	155	139
Technology	123	103
Total Accumulated Amortization	$1,892	$1,697
Net Intangible Assets	$2,572	$2,763

(1)	Change from prior periods reflect impact of foreign currency translation.

The amortization expense associated with the intangible assets subject to amortization for the next five years is presented in the following table (in thousands):

Fiscal Year	Amortization Expense
Remaining 2020	$64
2021	245
2022	252
2023	245
2024	232
Thereafter	1,534
Total amortization expense	$2,572

The weighted average number of years of amortization expense remaining is 13.9 years.

6.  INVESTMENTS

As of February 29, 2020, we had $13.0 million invested in a CD which matures in less than twelve months. The fair value of the investment was equal to the face value of the CD.

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

Warranty reserves are established for costs that are expected to be incurred after the sale and delivery of products under warranty. Warranty reserves are included in accrued liabilities on our consolidated balance sheets. The warranty reserves are determined based on known product failures, historical experience and other available evidence. Warranty reserves were approximately $0.5 million as of February 29, 2020 and $0.3 million as of June 1, 2019.

8.  LEASE OBLIGATIONS, OTHER COMMITMENTS AND CONTINGENCIES

In February 2016, the FASB issued ASU 2016-02 (“ASU 2016-02”), Leases (“Topic 842”). ASU 2016-02 establishes a right-of-use (“ROU”) model that requires a lessee to record an ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either financing or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.

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

The new standard was effective for the Company on June 2, 2019. The FASB issued ASU 2018-11, targeted improvements to Topic 842, which includes an option to not restate comparative periods in transition and elect to use the effective date of Topic 842 as the date of initial application of transition. We adopted the new standard applying the new transition method allowed under ASU 2018-11. As a result of adopting Topic 842, at February 29, 2020, we recognized operating right-of-use assets of $3.3 million, financing right-of-use assets of $0.4 million, operating lease liabilities of $3.4 million and financing lease liabilities of $0.4 million. Existing deferred rent of $0.1 million was recorded as an offset to our gross operating lease right-of-use assets. Several leases include renewal clauses which vary in length and may not include specific rent renewal amounts. The Company will revise the value of the right of use assets and associated lease liabilities when the Company is reasonably certain it will renew the lease. The standard did not have a material impact on our results of operations or cash flows.

The gross amounts of assets and liabilities related to both operating and financing leases at February 29, 2020 were as follows (in thousands):

Lease Type	Amount
Operating lease ROU asset	$3,303
Financing lease ROU asset	424
Total Lease ROU asset	$3,727

Operating lease liability current	$1,412
Financing lease liability current	154
Total lease liability current	$1,566

Operating lease liability non-current	$1,998
Financing lease liability non-current	206
Total lease liability non-current	$2,204

The components of lease costs were as follows (in thousands):

Lease Type	Classification	Three Months Ended February 29, 2020	Nine Months Ended February 29, 2020
Consolidated operating lease expense	Operating expenses	$481	$1,427

Consolidated financing lease amortization	Operating expenses	23	39
Consolidated financing lease interest	Interest expense	4	18
Consolidated financing lease expense		27	57

Net lease cost		$508	$1,484

The Company recorded $0.4 million and $1.3 million of lease expense in the third quarter and first nine months of fiscal 2019, respectively.

The approximate future minimum lease payments under operating and financing leases at February 29, 2020 were as follows (in thousands):

Fiscal Year	Operating Leases	Financing Leases	Total
Remaining 2020	$410	$45	$455
2021	1,470	181	1,651
2022	698	151	849
2023	468	—	468
2024	326	—	326
Thereafter	303	—	303
Total lease payments	3,675	377	4,052
Less imputed interest	265	17	282
Net minimum lease payments	$3,410	$360	$3,770

The approximate future minimum lease payments under operating and financing leases at June 1, 2019 were as follows (in thousands):

Fiscal Year (1)	Operating Leases
2020	$1,586
2021	1,367
2022	509
2023	340
2024	289
Thereafter	234

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

The weighted average remaining lease terms and interest rates of leases held by the Company as of February 29, 2020 were as follows:

Lease Type	Weighted Average Remaining Lease Term in Years	Weighted Average Interest Rate
Operating leases	3.4	4.6%
Financing leases	2.1	4.6%

The cash outflows of the leasing activity of the Company as lessee for the nine months ending February 29, 2020 were as follows (in thousands):

Cash Flow Source	Classification	Amount
Operating cash flows from operating leases	Operating activities	$621
Operating cash flows from financing leases	Operating activities	108
Finance cash flows from financing leases	Financing activities	121

9.  INCOME TAXES

We recorded an income tax provision of $0.4 million and $0.8 million for the first nine months of fiscal 2020 and the first nine months of fiscal 2019, respectively. The effective income tax rate during the first nine months of fiscal 2020 was a tax provision of (365.1)% as compared to a tax provision of (383.3)% during the first nine months of fiscal 2019. The difference in rate during the first nine months of fiscal 2020 as compared to the first nine months of fiscal 2019 reflects changes in our geographical distribution of income (loss). The (365.1)% effective income tax rate differs from the federal statutory rate of 21% as a result of our geographical distribution of income (loss) and the movement of the valuation allowance against our U.S. state and federal net deferred tax assets.

In the normal course of business, we are subject to examination by taxing authorities throughout the world. Generally, years prior to fiscal 2009 are closed for examination under the statute of limitation for U.S. federal, U.S. state and local or non-U.S. tax jurisdictions. Our primary foreign tax jurisdictions are Germany and the Netherlands. We have tax years open in Germany beginning in fiscal 2015 and the Netherlands beginning in fiscal 2012. Germany is currently under audit for fiscal years 2015 through 2018.

We have historically determined that certain undistributed earnings of our foreign subsidiaries, to the extent of cash available, will be repatriated to the U.S. We have provided a deferred tax liability totaling $0.3 million as of February 29, 2020. As of June 1, 2019, the deferred tax liability totaled $0.2 million.

As of February 29, 2020, our worldwide liability for uncertain tax positions related to continuing operations was $0.1 million, excluding interest and penalties as compared to $0.1 million liabilities for uncertain tax positions as of June 1, 2019. There was no change in recorded uncertain tax positions during the first nine months of fiscal 2020. We record penalties and interest related to uncertain tax positions in the income tax expense line item within the consolidated statements of comprehensive loss.

The valuation allowance against the net deferred tax assets that will more likely than not be realized was $12.0 million as of February 29, 2020. The valuation allowance against the net deferred tax assets was $11.7 million as of June 1, 2019 as no material additional domestic federal and state net deferred tax assets were generated during the third quarter of fiscal 2020 from losses in the U.S. jurisdiction. A full valuation allowance on the U.S. and state deferred tax assets will be maintained until sufficient positive evidence related to sources of future taxable income exists to support a reversal of the valuation allowance. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth.

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

The earnings per share (“EPS”) presented in our unaudited consolidated statements of comprehensive loss were based on the following amounts (in thousands, except per share amounts):

	Three Months Ended
	February 29, 2020		March 2, 2019
	Basic	Diluted	Basic	Diluted
Numerator for Basic and Diluted EPS:
Net loss	$(93)	$(93)	$(1,078)	$(1,078)
Less dividends:
Common stock	662	662	657	657
Class B common stock	114	114	114	114
Undistributed losses	$(869)	$(869)	$(1,849)	$(1,849)
Common stock undistributed losses	$(742)	$(742)	$(1,577)	$(1,577)
Class B common stock undistributed losses	(127)	(127)	(272)	(272)
Total undistributed losses	$(869)	$(869)	$(1,849)	$(1,849)
Denominator for Basic and Diluted EPS:
Common stock weighted average shares	11,038	11,038	10,953	10,953
Class B common stock weighted average shares, and shares under if-converted method for diluted EPS	2,097	2,097	2,097	2,097
Effect of dilutive securities
Dilutive stock options		—		—
Denominator for diluted EPS adjusted for weighted average shares and assumed conversions		13,135		13,050
Net loss per share:
Common stock	$(0.01)	$(0.01)	$(0.08)	$(0.08)
Class B common stock	$(0.01)	$(0.01)	$(0.08)	$(0.08)

Note: Common stock options that were anti-dilutive and not included in diluted earnings per common share for the third quarter of fiscal 2020 and fiscal 2019 were 1,000 and 1,084, respectively.

	Nine Months Ended
	February 29, 2020		March 2, 2019
	Basic	Diluted	Basic	Diluted
Numerator for Basic and Diluted EPS:
Net loss	$(558)	$(558)	$(951)	$(951)
Less dividends:
Common stock	1,986	1,986	1,963	1,963
Class B common stock	340	340	342	342
Undistributed losses	$(2,884)	$(2,884)	$(3,256)	$(3,256)
Common stock undistributed losses	$(2,462)	$(2,462)	$(2,774)	$(2,774)
Class B common stock undistributed losses	(422)	(422)	(482)	(482)
Total undistributed losses	$(2,884)	$(2,884)	$(3,256)	$(3,256)
Denominator for Basic and Diluted EPS:
Common stock weighted average shares	11,022	11,022	10,911	10,911
Class B common stock weighted average shares, and shares under if-converted method for diluted EPS	2,097	2,097	2,108	2,108
Effect of dilutive securities
Dilutive stock options		—		—
Denominator for diluted EPS adjusted for weighted average shares and assumed conversions		13,119		13,019
Net loss per share:
Common stock	$(0.04)	$(0.04)	$(0.07)	$(0.07)
Class B common stock	$(0.04)	$(0.04)	$(0.07)	$(0.07)

Note: Common stock options that were anti-dilutive and not included in diluted earnings per common share for the first nine months of fiscal 2020 and fiscal 2019 were 943 and 918, respectively.

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

The CEO evaluates performance and allocates resources primarily based on the gross profit of each segment.

Operating results by segment are summarized in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	February 29, 2020	March 2, 2019	February 29, 2020	March 2, 2019
PMT
Net Sales	$28,988	$29,725	$89,158	$96,822
Gross Profit	9,519	9,406	28,547	30,520
Canvys
Net Sales	$7,200	$6,954	$22,333	$20,625
Gross Profit	2,362	2,281	7,268	6,726
Healthcare
Net Sales	$2,061	$2,339	$7,045	$7,042
Gross Profit	789	612	2,486	1,977

Geographic net sales information is primarily grouped by customer destination into five areas: North America; Asia/Pacific; Europe; Latin America; and Other.

Net sales and gross profit by geographic region are summarized in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	February 29, 2020	March 2, 2019	February 29, 2020	March 2, 2019
Net Sales
North America	$15,935	$14,665	$48,475	$48,513
Asia/Pacific	6,812	8,007	24,612	26,069
Europe	12,438	13,612	38,572	41,761
Latin America	3,057	2,702	6,894	8,075
Other (1)	7	32	(17)	71
Total	$38,249	$39,018	$118,536	$124,489
Gross Profit
North America	$6,552	$5,577	$18,656	$18,682
Asia/Pacific	2,261	2,482	7,910	8,188
Europe	4,011	4,403	12,157	13,141
Latin America	994	990	2,338	3,011
Other (1)	(1,148)	(1,153)	(2,760)	(3,799)
Total	$12,670	$12,299	$38,301	$39,223

(1)	Other includes primarily net sales not allocated to a specific geographical region, unabsorbed value-add costs and other unallocated expenses.

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

ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists; therefore, an entity is required to develop its own assumptions.

As of February 29, 2020, we held an investment that was required to be measured at fair value on a recurring basis. Our investment consisted of a CD where face value was equal to fair value.

Investment measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of February 29, 2020 was as follows (in thousands):

Level 1
CD	13,000

14. RELATED PARTY TRANSACTION

On June 15, 2015, the Company entered into a lease agreement for the IMES facility with LDL, LLC. The Executive Vice President of IMES, Lee A. McIntyre III (former owner of IMES), has an ownership interest in LDL, LLC. The lease agreement provides for monthly payments over five years with total future minimum lease payments of $0.8 million. Rental expense related to this lease amounted to $0.1 million for the nine months ended February 29, 2020 and for the nine months ended March 2, 2019. The Company shall be entitled to extend the term of the lease for a period of an additional five years by notifying the landlord in writing of its intention to do so within six months of the expiration of the initial term. The Company has extended the lease term for an additional five years, terminating on June 15, 2025.

15. SUBSEQUENT EVENT

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (the “COVID-19 outbreak”) and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic based on the rapid increase in global exposure.

The full impact of the COVID-19 outbreak continues to evolve subsequent to the quarter ended February 29, 2020 and as of the date these unaudited consolidated financial statements are issued. As such, the full magnitude that the pandemic will have on the Company’s financial condition, liquidity and future results of operations is uncertain. Management is actively monitoring the global situation on its financial condition, liquidity, operations, suppliers, industry and workforce. As the spread of COVID-19 continues, our ability to meet customer demands for products may be impaired or, similarly, our customers may experience adverse business consequences due to COVID-19. Reduced demand for products or impaired ability to meet customer demand (including as a result of disruptions at our transportation service providers or vendors) could have a material adverse effect on our business, operations and financial performance. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not presently able to estimate the effects of the COVID-19 outbreak on its results of operations, financial condition or liquidity for fiscal year 2020.

On March 27, 2020, Congress enacted the Coronavirus Aid, Relief, and Economic Security (CARES) Act to provide certain relief as a result of the COVID-19 outbreak. The Company is currently evaluating how these provisions in the CARES Act will impact its financial position, results of operations and cash flows.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this report may constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. The terms “may,” “should,” “could,” “anticipate,” “believe,” “continues,” “estimate,” “expect,” “intend,” “objective,” “plan,” “potential,” “project” and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. These statements are based on management’s current expectations, intentions or beliefs and are subject to a number of factors, assumptions and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Factors that could cause or contribute to such differences or that might otherwise impact the business include the risk factors set forth in Item 1A of this quarterly report on Form 10Q for the quarter ended February 29, 2020 as well as our Annual Report on Form 10-K filed on August 5, 2019. We undertake no obligation to update any such factor or to publicly announce the results of any revisions to any forward-looking statements contained herein whether as a result of new information, future events or otherwise.

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
•

Results of Operations – an analysis and comparison of our consolidated results of operations for the three and nine month periods ended February 29, 2020 and March 2, 2019, as reflected in our consolidated statements of comprehensive loss.

•

Liquidity, Financial Position and Capital Resources – a discussion of our primary sources and uses of cash for the nine month periods ended February 29, 2020 and March 2, 2019, and a discussion of changes in our financial position.

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

We currently have operations in the following major geographic regions: North America, Asia/Pacific, Europe and Latin America.

RESULTS OF OPERATIONS

Financial Summary – Three Months Ended February 29, 2020

•	The third quarter of fiscal 2020 and fiscal 2019 each contained 13 weeks.
•	Net sales during the third quarter of fiscal 2020 were $38.2 million, a decrease of 2.0%, compared to net sales of $39.0 million during the third quarter of fiscal 2019.
•	Gross margin increased to 33.1% during the third quarter of fiscal 2020 compared to 31.5% during the third quarter of fiscal 2019.
•

Selling, general and administrative expenses were $12.7 million, or 33.1% of net sales, during the third quarter of fiscal 2020 compared to $13.1 million, or 33.6% of net sales, during the third quarter of fiscal 2019.

•	Operating income during the third quarter of fiscal 2020 was $11,000 compared to an operating loss of $0.8 million during the third quarter of fiscal 2019.
•	Net loss during the third quarter of fiscal 2020 was $0.1 million compared to net loss of $1.1 million during the third quarter of fiscal 2019.

Financial Summary – Nine Months Ended February 29, 2020

•	The first nine months of fiscal 2020 and fiscal 2019 each contained 39 weeks.
•	Net sales during the first nine months of fiscal 2020 were $118.5 million, a decrease of 4.8%, compared to net sales of $124.5 million during the first nine months of fiscal 2019.
•	Gross margin increased to 32.3% during the first nine months of fiscal 2020 compared to 31.5% during the first nine months of fiscal 2019.
•

Selling, general and administrative expenses were $38.7 million, or 32.6% of net sales, during the first nine months of fiscal 2020 compared to $39.6 million, or 31.8% of net sales, during the first nine months of fiscal 2019.

•	Operating loss during the first nine months of fiscal 2020 was $0.4 million compared to an operating loss of $0.4 million during the first nine months of fiscal 2019.
•	Net loss during the first nine months of fiscal 2020 was $0.6 million compared to net loss of $1.0 million during the first nine months of fiscal 2019.

Net Sales and Gross Profit Analysis

Net sales by segment and percent change during the third quarter and first nine months of fiscal 2020 and fiscal 2019 were as follows (in thousands):

Net Sales	Three Months Ended		FY20 vs. FY19
	February 29, 2020	March 2, 2019	% Change
PMT	$28,988	$29,725	-2.5%
Canvys	7,200	6,954	3.5%
Healthcare	2,061	2,339	-11.9%
Total	$38,249	$39,018	-2.0%

	Nine Months Ended		FY20 vs. FY19
	February 29, 2020	March 2, 2019	% Change
PMT	$89,158	$96,822	-7.9%
Canvys	22,333	20,625	8.3%
Healthcare	7,045	7,042	0.0%
Total	$118,536	$124,489	-4.8%

During the third quarter of fiscal 2020, consolidated net sales decreased 2.0% compared to the third quarter of fiscal 2019. Sales for PMT decreased 2.5%, sales for Canvys increased 3.5% and sales for Healthcare decreased 11.9%. The decrease in PMT was mainly due to economic softness in the power grid tube business and the effect of the coronavirus on approximately 5% of our quarter’s shipments, partially offset by growth from our power conversion and RF and microwave components. The increase in Canvys was due to increased customer demand in its North American market. The decrease in Healthcare was due to lower equipment and non-core parts sales, partially offset by an increase in CT tube sales.

During the first nine months of fiscal 2020, consolidated net sales decreased 4.8% compared to the first nine months of fiscal 2019. Sales for PMT decreased 7.9%, sales for Canvys increased 8.3% and sales for Healthcare were flat. The decrease in PMT was mainly due to economic softness in the power grid tube business and a slow ramp up in sales in the semiconductor wafer fab equipment business, partially offset by growth from our power conversion and RF and microwave components. The increase in Canvys was due to increased customer demand in its North American market.

Gross profit by segment and percent of net sales for the third quarter and first nine months of fiscal 2020 and fiscal 2019 were as follows (in thousands):

Gross Profit	Three Months Ended
	February 29, 2020	% of Net Sales	March 2, 2019	% of Net Sales
PMT	$9,519	32.8%	$9,406	31.6%
Canvys	2,362	32.8%	2,281	32.8%
Healthcare	789	38.3%	612	26.2%
Total	$12,670	33.1%	$12,299	31.5%

	Nine Months Ended
	February 29, 2020	% of Net Sales	March 2, 2019	% of Net Sales
PMT	$28,547	32.0%	$30,520	31.5%
Canvys	7,268	32.5%	6,726	32.6%
Healthcare	2,486	35.3%	1,977	28.1%
Total	$38,301	32.3%	$39,223	31.5%

Gross profit reflects the distribution and manufacturing product margin less manufacturing variances, inventory obsolescence charges, customer returns, scrap and cycle count adjustments, engineering costs and other provisions.

Consolidated gross profit increased to $12.7 million during the third quarter of fiscal 2020 compared to $12.3 million during the third quarter of fiscal 2019. Consolidated gross margin as a percentage of net sales increased to 33.1% during the third quarter of fiscal 2020 from 31.5% during the third quarter of fiscal 2019, primarily due to favorable product mix and improved manufacturing efficiencies in both PMT and Healthcare.

Consolidated gross profit decreased to $38.3 million during the first nine months of fiscal 2020 compared to $39.2 million during the first nine months of fiscal 2019. Consolidated gross margin as a percentage of net sales increased to 32.3% during the first nine months of fiscal 2020 from 31.5% during the first nine months of fiscal 2019, primarily due to favorable product mix in Healthcare and improved manufacturing efficiencies in both PMT and Healthcare.

Power and Microwave Technologies Group

PMT net sales decreased 2.5% to $29.0 million during the third quarter of fiscal 2020 from $29.7 million during the third quarter of fiscal 2019. The decrease was mainly due to economic softness in the power grid tube business and the effect of the coronavirus on approximately 5% of our quarter’s shipments, partially offset by growth from our power conversion and RF and microwave components. Gross margin as a percentage of net sales increased to 32.8% during the third quarter of fiscal 2020 as compared to 31.6% during the third quarter of fiscal 2019 primarily due to favorable product mix and improved manufacturing efficiencies.

PMT net sales decreased 7.9% to $89.2 million during the first nine months of fiscal 2020 from $96.8 million during the first nine months of fiscal 2019. The decrease was mainly due to economic softness in the power grid tube business and a slow ramp up in sales in the semiconductor wafer fab equipment business, partially offset by growth from our power conversion and RF and microwave components. Gross margin as a percentage of net sales increased to 32.0% during the first nine months of fiscal 2020 as compared to 31.5% during the first nine months of fiscal 2019 due to improved manufacturing efficiencies.

Canvys

Canvys net sales increased 3.5% to $7.2 million during the third quarter of fiscal 2020 from $6.9 million during the third quarter of fiscal 2019 due to increased customer demand in its North American market. Gross margin as a percentage of net sales was 32.8% during the third quarter of fiscal 2020, the same as during the third quarter of fiscal 2019.

Canvys net sales increased 8.3% to $22.3 million during the first nine months of fiscal 2020 from $20.6 million during the first nine months of fiscal 2019 primarily due to increased customer demand in its North American market. Gross margin as a percentage of net sales decreased slightly to 32.5% during the first nine months of fiscal 2020 as compared to 32.6% during the first nine months of fiscal 2019.

Healthcare

Healthcare net sales decreased 11.9% to $2.1 million during the third quarter of fiscal 2020 from $2.3 million during the third quarter of fiscal 2019 due to lower equipment and non-core parts sales, partially offset by an increase in CT tube sales. Gross margin as a percentage of net sales increased to 38.3% during the third quarter of fiscal 2020 as compared to 26.2% during the third quarter of fiscal 2019 due to favorable product mix and improved manufacturing efficiencies.

Healthcare net sales were $7.0 million during the first nine months of fiscal 2020, the same as during the first nine months of fiscal 2019 due to higher CT tube sales offset by a decrease in equipment sales in Latin America. Gross margin as a percentage of net sales increased to 35.3% during the first nine months of fiscal 2020 as compared to 28.1% during the first nine months of fiscal 2019 due to favorable product mix and improved manufacturing efficiencies.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased to $12.7 million during the third quarter of fiscal 2020 from $13.1 million in the third quarter of fiscal 2019, primarily due to lower severance, legal and professional services expenses, partially offset by higher research and development expenses for Healthcare.

Selling, general and administrative expenses decreased to $38.7 million during the first nine months of fiscal 2020 from $39.6 million in the first nine months of fiscal 2019, primarily due to lower severance, legal and professional services expenses, partially offset by higher research and development expenses for Healthcare.

Other Income/Expense

Other income/expense was income of $0.1 million during the third quarter of fiscal 2020, compared to income of less than $0.1 million during the third quarter of fiscal 2019. Other income/expense during the third quarter of fiscal 2020 included $0.1 million of investment/interest income. Other income/expense during the third quarter of fiscal 2019 included $0.1 million of investment/interest income offset by $0.1 million of foreign exchange losses. Our foreign exchange gains and losses are primarily due to the translation of U.S. dollars held in non-U.S. entities. We currently do not utilize derivative instruments to manage our exposure to foreign currency.

Other income/expense was income of $0.2 million during the first nine months of fiscal 2020, compared to income of $0.2 million during the first nine months of fiscal 2019. Other income/expense during the first nine months of fiscal 2020 included $0.3 million of investment/interest income partially offset by $0.1 million of foreign exchange losses. Other income during the first nine months of fiscal 2019 included $0.4 million of investment/interest income partially offset by $0.2 million of foreign exchange losses.

Income Tax Provision

We recorded an income tax provision of $0.4 million and $0.8 million for the first nine months of fiscal 2020 and the first nine months of fiscal 2019, respectively. The effective income tax rate during the first nine months of fiscal 2020 was a tax provision of (365.1)% as compared to a tax provision of (383.3)% during the first nine months of fiscal 2019. The difference in rate during the first nine months of fiscal 2020 as compared to the first nine months of fiscal 2019 reflects changes in our geographical distribution of income (loss). The (365.1)% effective income tax rate differs from the federal statutory rate of 21% as a result of our geographical distribution of income (loss) and the movement of the valuation allowance against our U.S. state and federal net deferred tax assets.

In the normal course of business, we are subject to examination by taxing authorities throughout the world. Generally, years prior to fiscal 2009 are closed for examination under the statute of limitation for U.S. federal, U.S. state and local or non-U.S. tax jurisdictions. Our primary foreign tax jurisdictions are Germany and the Netherlands. We have tax years open in Germany beginning in fiscal 2015 and the Netherlands beginning in fiscal 2012. Germany is currently under audit for fiscal years 2015 through 2018.

Net Loss and Per Share Data

Net loss during the third quarter of fiscal 2020 was $0.1 million or ($0.01) per diluted common share and ($0.01) per Class B diluted common share as compared to net loss of $1.1 million during the third quarter of fiscal 2019 or ($0.08) per diluted common share and ($0.08) per Class B diluted common share.

Net loss during the first nine months of fiscal 2020 was $0.6 million or ($0.04) per diluted common share and ($0.04) per Class B diluted common share as compared to net loss of $1.0 million during the first nine months of fiscal 2019 or ($0.07) per diluted common share and ($0.07) per Class B diluted common share.

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

Our operations and cash needs have been primarily financed through cash on hand and investments.

Cash and cash equivalents were $30.9 million at February 29, 2020. Investments included a CD classified as short-term investment of $13.0 million. Total cash and investment was $43.9 million at February 29, 2020. Cash, cash equivalents and investment at February 29, 2020 consisted of $27.7 million in North America, $10.2 million in Europe, $0.8 million in Latin America and $5.2 million in Asia/Pacific. We repatriated $4.4 million total cash from our entities in Germany and the Netherlands in the second quarter of fiscal 2020 and $1.5 million from our entity in Japan in the third quarter of fiscal 2020. A total of $7.5 million was repatriated to the United States in the first nine months of fiscal 2020 from several of our foreign entities, which includes the amounts mentioned above in the second and third quarters of fiscal 2020. Although the Tax Cuts and Jobs Act generally eliminated federal income tax on future cash repatriation to the United States, cash repatriation may be subject to state and local taxes, withholding or similar taxes. See Note 9 “Income Taxes” of the notes to our consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended June 1, 2019, filed with the SEC on August 5, 2019, for further information.

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

Cash Flows from Operating Activities

The cash used in operating activities primarily resulted from net loss adjusted for non-cash items and changes in our operating assets and liabilities.

Operating activities used $2.4 million of cash during the first nine months of fiscal 2020. We had a net loss of $0.6 million during the first nine months of fiscal 2020, which included non-cash stock-based compensation expense of $0.5 million associated with the issuance of stock option and restricted stock awards, $0.5 million for inventory reserve provisions and depreciation and amortization expense of $2.5 million associated with our property and equipment as well as amortization of our intangible assets. Changes in our operating assets and liabilities resulted in a use of cash of $5.4 million during the first nine months of fiscal 2020, net of foreign currency exchange gains and losses, included an increase in inventory of $4.2 million, a decrease of $2.1 million in accounts payable and a decrease in accrued liabilities of $0.2 million partially offset by a decrease in accounts receivable of $1.1 million. The decrease in our accounts payable was due to timing of payments for some of our larger vendors for both inventory and services. The majority of the inventory increase was to support the continued growth of our electron tube and RF and Power Technologies groups.

Operating activities used $5.2 million of cash during the first nine months of fiscal 2019. We had net loss of $1.0 million during the first nine months of fiscal 2019, which included non-cash stock-based compensation expense of $0.6 million associated with the issuance of stock option and restricted stock awards, $0.6 million for inventory reserve provisions and depreciation and amortization expense of $2.4 million associated with our property and equipment as well as amortization of our intangible assets. Changes in our operating assets and liabilities resulted in a use of cash of $8.0 million during the first nine months of fiscal 2019, net of foreign currency exchange gains and losses, included a decrease of $5.4 million in accounts payable, an increase in inventory of $3.3 million, an increase in accounts receivable of $0.6 million partially offset by an increase in accrued liabilities of $0.9 million and a decrease of $0.3 million in prepaid expenses and other assets. The decrease in our accounts payable was due to timing of payments for some of our larger vendors for both inventory and services. The inventory increase was primarily due to growth in supplying replacement systems and parts to the Healthcare market as well as an increase in components for the production of the ALTA 750 TM CT Tube.

Cash Flows from Investing Activities

The cash flow used in investing activities consisted primarily of purchases of investments and capital expenditures partially offset by proceeds from the maturities of investments.

Cash used in investing activities of $6.2 million during the first nine months of fiscal 2020 included purchases of investments of $13.0 million and $1.2 million in capital expenditures, partially offset by proceeds from the maturities of investments of $8.0 million. Capital expenditures related primarily to capital used for our IT system, Healthcare and LaFox manufacturing businesses.

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

Cash used in financing activities of $2.4 million during the first nine months of fiscal 2020 primarily resulted from cash used to pay dividends.

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
(a)	Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of February 29, 2020.

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

(b)	Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the third quarter of fiscal 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company's operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended June 1, 2019, filed August 5, 2019.  The following supplements and updates the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended June 1, 2019.

Major disruptions to our logistics capability or to the operations of our key vendors or customers could have a material adverse impact on our operations.

We operate our global logistics services through specialized and centralized distribution centers. We depend on third party transportation service providers for the delivery of products to our customers. A major interruption or disruption in service at any of our distribution centers, or a disruption at the operations of any of our significant vendors or customers, for any reason, including reasons beyond our control (such as natural disasters, pandemics (such as the outbreak of a novel strain of coronavirus, now known as COVID-19), work stoppages, power loss, cyber attacks, incidents of terrorism or other significant disruptions of services from our third party providers) could cause cancellations or delays in a significant number of shipments to customers and, as a result, could have a severe impact on our business, operations and financial performance.

In December 2019, an outbreak of COVID-19 virus originated in Wuhan, China, and has since spread to a number of other countries, including the United States. The outbreak and actions taken by the Chinese government resulted in travel restrictions and extended shutdowns of certain businesses in the region. As a result, we experienced cancellations and delays in shipments to our customers in China as well as receiving shipments from our vendors in China during our third quarter of fiscal 2020. On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency and the risks to the international community as the virus spreads globally. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in global exposure. In response, the governments of many countries, states, cities and other geographic regions (including areas in which we have operations) have taken preventative or protective actions, such as imposing restrictions on business operations and requiring individuals to stay at home. As the spread of the COVID-19 outbreak continues, our ability to meet customer demands for products may be impaired or, similarly, our customers may experience adverse business consequences due to COVID-19. A resulting reduced demand for products or impaired ability to meet customer demand (including as a result of disruptions at our transportation service providers or vendors) could cause a material adverse effect on our business, operations and financial performance. This is a very dynamic situation and we cannot at this time predict the extent to which the COVID-19 outbreak may impact our future results.

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

101

The following financial information from our Quarterly Report on Form 10-Q for the third quarter of fiscal 2020, filed with the SEC on April 9, 2020, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Comprehensive Loss, (iii) the Unaudited Consolidated Statements of Cash Flows, (iv) the Unaudited Consolidated Statement of Stockholders’ Equity and (v) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RICHARDSON ELECTRONICS, LTD.

Date: April 9, 2020	By:	/s/ Robert J. Ben
Robert J. Ben Chief Financial Officer and Chief Accounting Officer (on behalf of the Registrant and as Principal Financial Officer)