Form 10-K
period 2020-05-30
RICHARDSON ELECTRONICS LTD/DE
filed 2020-08-03
CIK 355948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 30, 2020

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of November 30, 2019 was approximately $61.4 million.

As of July 27, 2020, there were outstanding 11,110,735 shares of Common Stock, $0.05 par value and 2,096,919 shares of Class B Common Stock, $0.05 par value, which are convertible into Common Stock of the registrant on a one-for-one basis.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders scheduled to be held October 6, 2020, which will be filed pursuant to Regulation 14A, are incorporated by reference in Part III of this report. Except as specifically incorporated herein by reference, the abovementioned Proxy Statement is not deemed filed as part of this report.

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

Our fiscal year 2020 began on June 2, 2019 and ended on May 30, 2020, our fiscal year 2019 began on June 3, 2018 and ended on June 1, 2019 and our fiscal year 2018 began on May 28, 2017 and ended on June 2, 2018. Unless otherwise noted, all references to a particular year in this document shall mean our fiscal year.

Company Response to COVID-19

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (the “COVID-19 outbreak”) and the risks to the international community as the virus spreads globally.

In March 2020, the WHO classified the COVID-19 outbreak as a pandemic based on the rapid increase in global exposure. Thereafter, most U.S. states imposed “shelter in place” directives on their populations to stem the spread of COVID-19. Of specific interest to the Company, shelter in place directives were imposed in the states of Illinois, Massachusetts and South Carolina.

The shelter in place directives generally required the closure of businesses that did not provide essential functions. The Company was considered a critical supplier of products to healthcare and critical infrastructure businesses. Several of our largest customers mandated that we continue to supply parts so as not to disrupt the supply chain and their ability to serve critical industries. As such, the Company qualified as an “Essential Business”.  Essential Businesses were allowed to continue to operate during shelter in place directives.  We continued our manufacturing and distribution operations even when a shelter in place directive was issued. We limited the number of people in any one of our facilities by requiring only employees who could not perform their work remotely to physically work in a Company US-based facility. The Company advised all other employees that could perform their job functions remotely to do so. As such, the Company’s operations remained operational.

The impact of the COVID-19 outbreak continues to evolve. As such, the full magnitude that the pandemic will have on the Company’s financial condition, liquidity and future results of operations is uncertain. Management is actively monitoring the global situation on its financial condition, liquidity, operations, suppliers, industry and workforce. As the spread of COVID-19 continues, our ability to meet customer demands for products may be impaired or, similarly, our customers may experience adverse business consequences due to COVID-19. Reduced demand for products or impaired ability to meet customer demand (including disruptions at our transportation service providers or vendors) could have a material adverse effect on our business, operations and financial performance. Some of the decline in fiscal 2020 PMT sales and the decrease in Healthcare sales was primarily due to the COVID-19 global pandemic. While we had some COVID-19 related longer lead times as well as delays impacting new product development schedules, we did not experience a major interruption in our supply chain. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not presently able to estimate the effects of COVID-19 on its results of operations, financial condition or liquidity for fiscal year 2021.

Company Response to CARES Act

On March 27, 2020, Congress enacted the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act to provide certain relief as a result of the COVID-19 outbreak. The CARES Act includes provisions relating to refundable payroll tax credits, deferral of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, increased limitations on qualified charitable contributions and technical corrections to tax depreciation methods for qualified improvement property. The Company continues to examine how these provisions in the CARES Act will impact its financial position, results of operations and cash flows. In fiscal 2020, the Company deferred $0.2 million of employer side social security tax payments. The Company has estimated and recorded the overall effects of the CARES Act and does not anticipate a material change.

Geography

We currently have operations in the following major geographic regions: North America, Asia/Pacific, Europe and Latin America.

Selected financial data attributable to each segment and geographic region for fiscal 2020, fiscal 2019 and fiscal 2018 is set forth in Note 11 “Segment and Geographic Information” of the notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

We have three operating and reportable segments, which we define as follows:

Power and Microwave Technologies Group

Power and Microwave Technologies Group (“PMT”) combines our core engineered solutions capabilities, power grid and microwave tube business with new RF, Wireless and Power disruptive technologies. As a designer, manufacturer, technology partner and authorized distributor, PMT’s strategy is to provide specialized technical expertise and engineered solutions based on our core engineering and manufacturing capabilities on a global basis. We provide solutions and add value through design-in support, systems integration, prototype design and manufacturing, testing, logistics and aftermarket technical service and repair—all through our existing global infrastructure. PMT’s focus is on products for power, RF and microwave applications for customers in 5G, alternative energy, aviation, broadcast, communications, industrial, marine, medical, military, scientific and semiconductor markets. PMT focuses on various applications including broadcast transmission, CO2 laser cutting, diagnostic imaging, dielectric and induction heating, high energy transfer, high voltage switching, plasma, power conversion, radar and radiation oncology. PMT also offers its customers technical services for both microwave and industrial equipment.

PMT represents leading manufacturers of electron tubes and RF, Microwave and power components used in semiconductor manufacturing equipment, RF and wireless and industrial power applications. Among the suppliers PMT supports are Amperex, CDE, CPI, Draloric, Eimac, General Electric, Hitachi, Jennings, L3, MACOM, National, NJRC, Ohmite, Qorvo, Thales, Toshiba and Vishay.

PMT’s inventory levels reflect our commitment to maintain an inventory of a broad range of products for customers who are buying products for replacement of components used in critical equipment and designing in new technologies. PMT also sells a number of products representing trailing edge technology. While the market for these trailing edge technology products is declining, PMT is increasing its market share. PMT often buys products it knows it can sell ahead of any supplier price increases and extended lead times. As manufacturers for these products exit the business, PMT has the option to purchase a substantial portion of their remaining inventory.

PMT has distribution agreements with many of its suppliers; most of these agreements provide exclusive distribution rights that often include global coverage. The agreements are typically long term, and usually contain provisions permitting termination by either party if there are significant breaches that are not cured within a reasonable period. Although some of these agreements allow PMT to return inventory periodically, others do not, in which case PMT may have obsolete inventory that they cannot return to the supplier.

PMT’s suppliers provide warranty coverage for the products and allow return of defective products, including those returned to PMT by its customers. For information regarding the warranty reserves, see Note 3 “Significant Accounting Policies” of the notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

In addition to third party products, we sell proprietary products principally under certain trade names we own including Amperex®, Cetron® and National®. Our proprietary products include thyratrons and rectifiers, power tubes, ignitrons, magnetrons, phototubes, microwave generators, Ultracapacitor modules and liquid crystal display monitors. The materials used in the manufacturing process consist of glass bulbs and tubing, nickel, stainless steel and other metals, plastic and metal bases, ceramics and a wide variety of fabricated metal components. These materials are generally readily available, but some components may require long lead times for production, and some materials are subject to shortages or price fluctuations based on supply and demand.

Canvys – Visual Technology Solutions

Canvys provides customized display solutions serving the corporate enterprise, financial, healthcare, industrial and medical original equipment manufacturers markets. Our engineers design, manufacture, source and support a full spectrum of solutions to match the needs of our customers. We offer long term availability and proven custom display solutions that include touch screens, protective panels, custom enclosures, All-In-One computers, specialized cabinet finishes and application specific software packages and certification services. Our volume commitments are lower than the large display manufacturers, making us the ideal choice for companies with very specific design requirements. We partner with both private label manufacturing companies and leading branded hardware vendors to offer the highest quality display and touch solutions and customized computing platforms.

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

Healthcare

Healthcare manufactures, repairs, refurbishes and distributes high value replacement parts and equipment for the healthcare market including hospitals, medical centers, asset management companies, independent service organizations and multi-vendor service providers. Products include diagnostic imaging replacement parts for CT and MRI systems; replacement CT and MRI tubes; CT service training; MRI coils, cold heads and RF amplifiers; hydrogen thyratrons, klystrons, magnetrons; flat panel detector upgrades; pre-owned CT systems; and additional replacement solutions currently under development for the diagnostic imaging service market. Through a combination of newly developed products and partnerships, service offerings and training programs, we believe we can help our customers improve efficiency and deliver better clinical outcomes while lowering the cost of healthcare delivery.

Sales and Product Management

We have employees, as well as authorized representatives who are not our employees, selling our products primarily in regions where we do not have a direct sales presence.

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

International Sales

During fiscal 2020, we made approximately 59% of our sales outside the U.S. We continue to pursue new international sales to further expand our geographic reach.

Major Customers

During fiscal 2020 and fiscal 2019, no one customer accounted for more than 10 percent of the Company’s consolidated net sales. During fiscal 2018, LAM Research Corporation individually accounted for 11 percent of the Company’s consolidated net sales. No other customer accounted for more than 10 percent of the Company’s consolidated net sales in fiscal 2018. The Company believes that the loss of this customer would have a material adverse effect on the Company’s financial condition or results of operations. See Note 11 “Segment and Geographic Information” of the notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further information.

Employees

As of May 30, 2020, we employed 394 individuals. All of our employees are non-union and we consider our relationships with our employees to be good.

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

As of May 30, 2020, $16.2 million, or approximately 35% of our cash, cash equivalents and investments was held by our foreign subsidiaries. While we intend to use some of the cash held outside the United States to fund our international operations and growth, when we encounter a significant need for liquidity domestically or at a particular location that we cannot fulfill through other internal or external sources, our liquidity requirements could necessitate transfers of existing cash balances between our subsidiaries or to the United States. Some of these subsidiaries are located in jurisdictions that require foreign government approval before a cash repatriation can occur.

We may not achieve our plan for sales growth and margin targets.

We have established both margin and expense targets to grow our sales with new and existing customers. If we do not achieve our growth objectives, the complexity of our global infrastructure makes it difficult to leverage our fixed cost structure to align with the size of our operations. Factors that could have a significant effect on our ability to achieve these goals include the following:

•	Failure to achieve our sales and margin growth objectives in our product lines and business units;
•	Failure to identify, consummate and successfully integrate acquisitions;
•	Declining gross margin reflecting competitive pricing pressures or product mix; and
•	Limitations on our ability to leverage our support-function cost structure while maintaining an adequate structure to achieve our growth objectives.

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

As of July 27, 2020, Edward J. Richardson, our Chairman, Chief Executive Officer and President, beneficially owned approximately 99% of the outstanding shares of our Class B common stock, representing approximately 65% of the voting power of the outstanding common stock. This share ownership permits Mr. Richardson to exert control over the outcome of stockholder votes, including votes concerning the election of directors, by-law amendments, possible mergers, corporate control contests, and other significant corporate transactions.

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

The products we supply are currently produced by a relatively small number of manufacturers. One of our suppliers represented 16 percent of our total cost of sales. Our success depends, in large part, on maintaining current vendor relationships and developing new relationships. To the extent that our significant suppliers are unwilling or unable to continue to do business with us, extend lead times, limit supplies due to capacity constraints, or other factors, there could be a material adverse effect on our business.

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

We also face exposure to fluctuations in foreign currency exchange rates because we conduct business outside of the United States. Price increases caused by currency exchange rate fluctuations may make our products less competitive or may have an adverse effect on our margins. Our international revenues and expenses generally are derived from sales and operations in currencies other than the U.S. dollar. Accordingly, when the U.S. dollar strengthens in relation to the base currencies of the countries in which we sell our products, our U.S. dollar reported net revenue and income would decrease. We currently do not engage in any currency hedging transactions. We cannot predict whether foreign currency exchange risks inherent in doing business in foreign countries will have a material adverse effect on our operations and financial results in the future. Further, global economic conditions may cause volatility and disruptions in the capital and credit markets. Negative or uncertain financial and macroeconomic conditions may have a significant adverse impact on our sales, profitability, and results of operations.

We may need to raise additional funds through debt or equity financings in the future to fund our domestic operations and our broader corporate initiatives, which would dilute the ownership of our existing shareholders.

If the cash generated by our domestic operations is not sufficient to fund our domestic operations and our broader corporate initiatives, such as stock repurchases, dividends, acquisitions, and other strategic opportunities, we may need to raise additional funds through public or private debt or equity financings, or we may need to obtain new credit facilities to the extent we are unable to, or choose not to, repatriate our overseas cash. Such additional financing may not be available on terms favorable to us, or at all, and any new equity financings or offerings would dilute our current stockholders’ ownership interests in us. Furthermore, lenders may not agree to extend us new, additional or continuing credit. The COVID-19 pandemic and its economic impact could result in significant or sustained disruption of global financial markets, thereby reducing our ability to access capital. In any such case, our business, operating results or financial condition could be adversely impacted.

The withdrawal by the United Kingdom from the European Union could have a material adverse effect on our business, financial position, liquidity and results of operations.

We conduct a significant portion of our business in the European Union (“EU”) and in June 2016, voters approved the withdrawal of the United Kingdom (“U.K.”) from the EU (also referred to as “Brexit”). The U.K. left the EU on January 31, 2020, and is currently in an 11-month transition period following which it will leave the single market and customs union pursuant to terms of a trade agreement currently being negotiated by the U.K. and the EU. The terms of this trade agreement are uncertain, and the political and economic instability created by Brexit caused and may continue to cause significant volatility in global markets. Further, the terms ultimately reached may result in greater restrictions on imports and exports between the U.K. and EU countries, a fluctuation in currency exchange rates and increased regulatory complexities. The impact of the withdrawal of the U.K. may adversely affect business activity, political stability and economic conditions in the U.K., the EU and elsewhere. Such developments and their ultimate impact, or the perception that any of these developments are likely to occur, could have a material adverse effect on economic growth or business activity in the U.K., the Eurozone, or the EU, and could result in the relocation of businesses, cause business interruptions, lead to economic recession or depression, and impact the stability of the financial markets, availability of credit, political systems or financial institutions and the financial and monetary system.

Such developments could have a material adverse effect on our business, financial position, liquidity and results of operations. The uncertainty concerning the terms of the exit could also have a negative impact on the growth of the European economy and cause greater volatility in all of the global currencies that we currently use to transact business.

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

Our revenues and gross profit margins depend significantly on global economic conditions, the demand for our products and services and the financial condition of our customers. Economic weakness and uncertainty have in the past, and may in the future, result in decreased revenues and gross profit margins. Economic uncertainty also makes it more difficult for us to forecast overall supply and demand with a great deal of confidence. Financial turmoil affecting the banking system and financial markets could result in tighter credit markets and lower levels of liquidity in some financial markets. The effects of a tightened credit environment could include the insolvency of key vendors or their inability to obtain credit to finance development and/or manufacture products resulting in product delays as well as the inability of customers to obtain credit to finance operations and/or customer insolvencies. Spending and the timing thereof by our customers may have a significant impact on our results and, where such spending is delayed or cancelled, it could have a material negative impact on our operating results. Current global economic conditions remain uncertain and challenging. Weakness in the markets in which we operate could negatively impact our revenue and operating expenses, and consequently have a material adverse effect on our business, financial condition and results of operations.

Our operating results during fiscal 2020 and fiscal 2019 reflected a net loss, while we reported net income for fiscal 2018. There can be no assurance that we will experience recovery in the near future; nor is there any assurance that such worldwide economic volatility experienced recently will not continue.

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

In December 2019, an outbreak of COVID-19 virus originated in Wuhan, China, and has since spread to a number of other countries, including the United States. The outbreak and actions taken by the Chinese government resulted in travel restrictions and extended shutdowns of certain businesses in the region. As a result, we experienced cancellations and delays in shipments to our customers in China as well as receiving shipments from our vendors in China during our third and fourth quarters of fiscal 2020. On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency and the risks to the international community as the virus spreads globally. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in global exposure. In response, the governments of many countries, states, cities and other geographic regions (including areas in which we have operations) took preventative or protective actions, such as imposing restrictions on business operations and requiring individuals to stay at home. As the impact of the spread of the COVID-19 outbreak continues to be felt, our ability to meet customer demands for products may be impaired or, similarly, our customers may experience adverse business consequences due to COVID-19. A resulting reduced demand for products or impaired ability to meet customer demand (including disruptions at our transportation service providers or vendors) could cause a material adverse effect on our business, operations and financial performance. Even after the COVID-19 pandemic subsides, we may experience adverse impacts to our business and financial results due to any economic recession or depression that has occurred, and due to any major public health crises that may occur in the future. This is a very dynamic situation and we cannot at this time reasonably estimate the scope of its impact on our employees, operations, suppliers, or customers, or the full extent to which COVID-19 could continue to affect the global economy and our results. The potential effects of COVID-19 also could impact many of our risk factors described herein; however, as this is an unprecedented and changing situation, the potential impacts to such risk factors remain uncertain.

Our business and results of operations are subject to a broad range of uncertainties arising out of world and domestic events.

Our business and results of operations are subject to uncertainties arising out of world and domestic events. These uncertainties may include a global economic slowdown, pandemics and other public health issues (including the COVID-19 pandemic), natural disasters, military action, terrorist activities, political and social turmoil, civil unrest and other crises. Such conditions may impact customer demand as well as our suppliers’ ability to supply us with necessary materials and, ultimately, may have an impact on our business, financial condition, results and stock price.

We may be subject to intellectual property rights claims, which are costly to defend, could require payment of damages or licensing fees, and/or could limit our ability to use certain technologies in the future.

Substantial litigation and threats of litigation regarding intellectual property rights exist in the display systems and electronics industries. From time to time, third parties, including certain companies in the business of acquiring patents with the intention of aggressively seeking licensing revenue from purported infringers, may assert patent and/or other intellectual property rights to technologies that are important to our business. In any dispute involving products that we have sold, our customers could also become the target of litigation. We are obligated in many instances to indemnify and defend our customers if the products we sell are alleged to infringe any third party’s intellectual property rights. In some cases, depending on the nature of the claim, we may be able to seek indemnification from our suppliers for our self and our customers against such claims, but there is no assurance that we will be successful in obtaining such indemnification or that we are fully protected against such claims. Any infringement claim brought against us, regardless of the duration, outcome or size of damage award, could result in substantial cost, divert our management’s attention, be time consuming to defend, result in significant damage awards, cause product shipment delays, or require us to enter into royalty or other licensing agreements. See Note 12 “Risks and Uncertainties” of the notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further information regarding specific legal matters related to our patents.

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

In addition, several other jurisdictions in the U.S. and around the world have recently enacted privacy laws or regulations similar to GDPR. For instance, California enacted the California Consumer Privacy Act (“CCPA”), which was effective January 1, 2020 and which gives consumers many of the same rights as those available under GDPR. Several laws similar to the CCPA have been proposed in the United States at both the federal and state level. The effects of the GDPR, the CCPA and other data privacy laws and regulations may be significant, and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Any actual or perceived failures to comply with the GDPR, the CCPA or other data privacy laws or regulations, or related contractual or other obligations, or any perceived privacy rights violation, could lead to investigations, claims, and proceedings by governmental entities and private parties, damages for contract breach, and other significant costs, penalties, and other liabilities, as well as harm to our reputation and market position.

Our international sales and operations are subject to applicable laws relating to trade, export controls and foreign corrupt practices, the violation of which could adversely affect our operations.

We are subject to applicable export control laws and regulations of the United States and other countries. United States laws and regulations applicable to us include the Arms Export Control Act, the International Traffic in Arms Regulations (“ITAR”), the Export Administration Regulations (“EAR”) and the trade and trade sanctions laws and regulations administered by the Office of the United States Trade Representative and the United States Department of the Treasury’s Office of Foreign Assets Control. The import and export of our products are subject to international trade agreements, the modification or repeal of which could impact our business. The U.S. government agencies responsible for administering EAR and ITAR have significant discretion in the interpretation and enforcement of these regulations. Violations of these laws or regulations could result in significant additional sanctions including fines, more onerous compliance requirements, more extensive debarments from export privileges, loss of authorizations needed to conduct aspects of our international business and criminal penalties and may harm our ability to enter contracts with customers who have contracts with the U.S. government. A violation of the laws or the regulations enumerated above could materially adversely affect our business, financial condition and results of operations.

New tariffs and the evolving trade policy dispute between the United States and China may adversely affect our business.

The U.S. government has made statements and taken certain actions that have led to, and may lead to, further changes to U.S. and international trade policies, including recently imposed tariffs affecting certain products exported by a number of U.S. trading partners, including China. There remains uncertainty regarding tax and trade policies, border adjustments, tariffs and government regulations affecting trade between the U.S. and other countries.

For example, during 2018, the U.S. and China each imposed new tariffs, and announced further proposed tariffs, on various products imported from China and the U.S., respectively. Between July 2018 and September 2018, the Office of the United States Trade Representative imposed tariffs of 10% and 25% on three product lists totaling approximately $250 billion in Chinese imports. These lists include some of our products. The U.S. government has also indicated a readiness to further expand the scope of the tariffs on Chinese goods and, in May 2019, there was an announcement of the United States government’s imposition of a 25% tariff on a range of products exported from China to the U.S. on or after May 10, 2019. China thereafter announced a plan to impose tariffs on imports to China of a wide range of American products, in retaliation for the American tariffs. In January 2020, China and the U.S. entered the first phase of an economic and trade agreement. There is no assurance that a broader trade agreement will be successfully negotiated between the U.S. and China to reduce or eliminate existing tariffs applicable to the business of the Company.

Furthermore, the current U.S. administration may impose additional tariffs on imports from China and there is also a concern that the imposition of additional tariffs by the United States could result in the adoption of tariffs by other countries as well. It is possible that further tariffs may be imposed on imports of our products, or that our business will be impacted by retaliatory trade measures taken by China or other countries in response to existing or future tariffs, causing us to raise prices or make changes to our operations, any of which could adversely impact demand for our products, our costs, customers, suppliers and/or the United States economy or certain sectors thereof and, thus, to adversely impact our businesses and results of operations.

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

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

The Company owns one facility and leases 28 facilities. We own our corporate facility and largest distribution center, which is located on approximately 100 acres in LaFox, Illinois and consists of approximately 242,000 square feet of manufacturing, warehouse and office space. We maintain geographically diverse facilities because we believe this provides value to our customers and suppliers, and limits market risk and exchange rate exposure. We believe our properties are well maintained and adequate for our present needs. The extent of utilization varies from property to property and from time to time during the year.

Our facility locations, their primary use and segments served are as follows:

Location	Leased/Owned	Use	Segment
Woodland Hills, California	Leased	Sales	PMT
LaFox, Illinois *	Owned	Corporate/Sales/Distribution/Manufacturing	PMT/Canvys/Healthcare
Marlborough, Massachusetts	Leased	Sales/Distribution/Manufacturing	Canvys
Fort Mill, South Carolina	Leased	Sales/Distribution/Testing/Repair	Healthcare
Murray, Utah	Leased	Sales/Testing/Repair	Healthcare
Sao Paulo, Brazil	Leased	Sales/Distribution	PMT
Beijing, China	Leased	Sales	PMT
Nanjing, China	Leased	Sales	PMT
Shanghai, China	Leased	Sales/Distribution	PMT
Shenzhen, China	Leased	Sales	PMT
Brive, France	Leased	Manufacturing Support/Testing	PMT
Nanterre, France	Leased	Sales	PMT
Donaueschingen, Germany	Leased	Sales/Distribution/Manufacturing	Canvys
Puchheim, Germany	Leased	Sales	PMT
Mumbai, India	Leased	Sales	PMT
Ramat Gan, Israel	Leased	Sales	PMT
Florence, Italy **	Leased	Sales	PMT
Milan, Italy	Leased	Sales	PMT
Tokyo, Japan	Leased	Sales	PMT
Mexico City, Mexico	Leased	Sales	PMT
Amsterdam, Netherlands	Leased	Sales/Distribution/Manufacturing	PMT/Healthcare
Singapore, Singapore	Leased	Sales/Distribution	PMT
Seoul, South Korea	Leased	Sales	PMT
Madrid, Spain	Leased	Sales	PMT
Taipei, Taiwan	Leased	Sales	PMT/Canvys
Bangkok, Thailand	Leased	Sales/Distribution	PMT
Dubai, United Arab Emirates	Leased	Sales/Distribution/Testing/Repair	PMT
Hook, United Kingdom	Leased	Sales/Distribution/Testing/Repair	PMT
Lincoln, United Kingdom	Leased	Sales	PMT/Canvys

*	LaFox, Illinois is also the location of our corporate headquarters.
**	Sold building June 12, 2017, currently lease separate facility.

ITEM 3. Legal Proceedings

On October 15, 2018, Varex Imaging Corporation (“Varex”) filed its original Complaint (Case No. 1:18-cv-06911) against Richardson Electronics Ltd. (“Richardson”) in the Northern District of Illinois, which was subsequently amended on November 27, 2018. Varex alleged counts of infringement of U.S. Patent Nos. 6,456,692 and 6,519,317. Subsequently, on October 24, 2018, Varex filed a motion for preliminary injunction to stop the sale of Richardson’s ALTA750 TM product. Richardson filed an opposition to the preliminary injunction. In January 2019, the Court took evidence on the preliminary injunction issue. On September 30, 2019, the Court denied Varex’s Motion for Preliminary Injunction. Richardson believes the lawsuit to be without merit and a loss is not probable or estimable based on the information at the time the financial statements were issued.

PART II

ITEM 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Unregistered Sales of Equity Securities

None.

Share Repurchases

There were no share repurchases in fiscal 2020.

Dividends

Our quarterly dividend was $0.06 per common share and $0.054 per Class B common share. Annual dividend payments were approximately $3.1 million for both fiscal 2020 and fiscal 2019. All future payments of dividends are at the discretion of the Board of Directors. Dividend payments will depend on earnings, capital requirements, operating conditions and such other factors that the Board may deem relevant.

Common Stock Information

Our common stock is traded on the NASDAQ Global Select Market (“NASDAQ”) under the trading symbol (“RELL”). There is no established public trading market for our Class B common stock. As of July 27, 2020, there were approximately 491 stockholders of record for the common stock and approximately 15 stockholders of record for the Class B common stock.

Performance Graph

The following graph compares the performance of our common stock for the periods indicated with the performance of the NASDAQ Composite Index and NASDAQ Electronic Components Index. The graph assumes $100 invested on the last day of our fiscal year 2015, in our common stock, the NASDAQ Composite Index and NASDAQ Electronic Components Index. Total return indices reflect reinvestment of dividends at the closing stock prices at the date of the dividend declaration.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN* Among Richardson Electronics, Ltd., the NASDAQ Composite Index and the NASDAQ Electronic Components Index $250 $200 $150 $100 $50 $0 5/30/15 5/28/16 5/27/17 6/2/18 6/1/19 5/30/20 Richardson Electronics, Ltd. NASDAQ Composite NASDAQ Electronic Components *$100 invested on 5/30/15 in stock or 5/31/15 in index, including reinvestment of dividends. Indexes calculated on month-end basis.

ITEM 6. Selected Financial Data

Five-Year Financial Review

This information should be read in conjunction with our consolidated financial statements, accompanying notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.

	Fiscal Year Ended (1)
	(in thousands, except per share amounts )
	May 30, 2020	June 1, 2019	June 2, 2018	May 27, 2017	May 28, 2016
Statements of (Loss) Income
Net sales	$155,898	$166,652	$163,212	$136,872	$142,016
Continuing Operations
(Loss) income from continuing operations before tax	$(1,214)	$(6,311)	$3,860	$(6,116)	$(6,220)
Income tax provision	624	1,017	1,534	812	546
(Loss) income from continuing operations	$(1,838)	$(7,328)	$2,326	$(6,928)	$(6,766)
Discontinued Operations
Income from discontinued operations	$—	$—	$1,496	$—	$—
Net (loss) income	$(1,838)	$(7,328)	$3,822	$(6,928)	$(6,766)
Per Share Data
Net (loss) income per Common share - Basic:
(Loss) income from continuing operations	$(0.14)	$(0.57)	$0.18	$(0.55)	$(0.53)
Income from discontinued operations	—	—	0.12	—	—
Total net (loss) income per Common share - Basic	$(0.14)	$(0.57)	$0.30	$(0.55)	$(0.53)
Net (loss) income per Class B common share - Basic:
(Loss) income from continuing operations	$(0.13)	$(0.51)	$0.16	$(0.49)	$(0.47)
Income from discontinued operations	—	—	0.11	—	—
Total net (loss) income per Class B common share - Basic	$(0.13)	$(0.51)	$0.27	$(0.49)	$(0.47)
Net (loss) income per Common share - Diluted:
(Loss) income from continuing operations	$(0.14)	$(0.57)	$0.18	$(0.55)	$(0.53)
Income from discontinued operations	—	—	0.12	—	—
Total net (loss) income per Common share - Diluted	$(0.14)	$(0.57)	$0.30	$(0.55)	$(0.53)
Net (loss) income per Class B common share - Diluted:
(Loss) income from continuing operations	$(0.13)	$(0.51)	$0.16	$(0.49)	$(0.47)
Income from discontinued operations	—	—	0.11	—	—
Total net (loss) income per Class B common share - Diluted	$(0.13)	$(0.51)	$0.27	$(0.49)	$(0.47)
Cash Dividend Data
Dividends per common share	$0.24	$0.24	$0.24	$0.24	$0.24
Dividends per Class B common share (2)	$0.22	$0.22	$0.22	$0.22	$0.22
Balance Sheet Data
Total assets	$150,720	$153,017	$166,329	$157,464	$168,130
Stockholders’ equity	$118,660	$123,757	$135,181	$132,327	$141,675

(1)	Our fiscal year ends on the Saturday nearest the end of May. Each of the fiscal years presented contain 52/53 weeks.
(2)	The dividend per Class B common share is 90% of the dividend per Class A common share.

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
•

Results of Operations - an analysis and comparison of our consolidated results of operations for the fiscal years ended May 30, 2020, June 1, 2019 and June 2, 2018, as reflected in our consolidated statements of comprehensive (loss) income.

•

Liquidity, Financial Position and Capital Resources - a discussion of our primary sources and uses of cash for the fiscal years ended May 30, 2020, June 1, 2019 and June 2, 2018, and a discussion of changes in our financial position.

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

We have three operating and reportable segments, which we define as follows:

Power and Microwave Technologies Group (“PMT”) combines our core engineered solutions capabilities, power grid and microwave tube business with new RF, Wireless and Power disruptive technologies. As a designer, manufacturer, technology partner and authorized distributor, PMT’s strategy is to provide specialized technical expertise and engineered solutions based on our core engineering and manufacturing capabilities on a global basis. We provide solutions and add value through design-in support, systems integration, prototype design and manufacturing, testing, logistics and aftermarket technical service and repair—all through our existing global infrastructure. PMT’s focus is on products for power, RF and microwave applications for customers in 5G, alternative energy, aviation, broadcast, communications, industrial, marine, medical, military, scientific and semiconductor markets. PMT focuses on various applications including broadcast transmission, CO2 laser cutting, diagnostic imaging, dielectric and induction heating, high energy transfer, high voltage switching, plasma, power conversion, radar and radiation oncology. PMT also offers its customers technical services for both microwave and industrial equipment.

Canvys provides customized display solutions serving the corporate enterprise, financial, healthcare, industrial and medical original equipment manufacturers markets. Our engineers design, manufacture, source and support a full spectrum of solutions to match the needs of our customers. We offer long term availability and proven custom display solutions that include touch screens, protective panels, custom enclosures, All-In-One computers, specialized cabinet finishes and application specific software packages and certification services. Our volume commitments are lower than the large display manufacturers, making us the ideal choice for companies with very specific design requirements. We partner with both private label manufacturing companies and leading branded hardware vendors to offer the highest quality display and touch solutions and customized computing platforms.

Healthcare manufactures, repairs, refurbishes and distributes high value replacement parts and equipment for the healthcare market including hospitals, medical centers, asset management companies, independent service organizations and multi-vendor service providers. Products include diagnostic imaging replacement parts for CT and MRI systems; replacement CT and MRI tubes; CT service training; MRI coils, cold heads and RF amplifiers; hydrogen thyratrons, klystrons, magnetrons; flat panel detector upgrades; pre-owned CT systems; and additional replacement solutions currently under development for the diagnostic imaging service market. Through a combination of newly developed products and partnerships, service offerings and training programs, we believe we can help our customers improve efficiency and deliver better clinical outcomes while lowering the cost of healthcare delivery.

We currently have operations in the following major geographic regions: North America, Asia/Pacific, Europe and Latin America.

Results of Operations

Overview - Fiscal Year Ended May 30, 2020

•	Fiscal 2020 and fiscal 2019 both contained 52 weeks.
•	Net sales during fiscal 2020 were $155.9 million, down 6.5%, compared to net sales of $166.7 million during fiscal 2019.
•	Gross margin was 31.9% of net sales during fiscal 2020, compared to 31.0% of net sales during fiscal 2019.
•	Selling, general and administrative expenses were $51.3 million, or 32.9% of net sales, during fiscal 2020, compared to $52.2 million, or 31.3% of net sales, during fiscal 2019.
•	Impairment of goodwill, a non-cash item, was $6.3 million during fiscal 2019.
•

Operating loss during fiscal 2020 was $1.7 million, compared to operating loss of $6.8 million during fiscal 2019. Excluding the impairment of goodwill, operating loss during fiscal 2019 was $0.5 million.

•	Other income during fiscal 2020 was $0.4 million, compared to other income of $0.5 million during fiscal 2019.
•	Net loss during fiscal 2020 was $1.8 million, compared to net loss of $7.3 million during fiscal 2019.

Net Sales and Gross Profit Analysis

Net sales by segment and percent change for fiscal 2020, fiscal 2019 and fiscal 2018 were as follows (in thousands):

Net Sales	FY 2020	FY 2019	FY 2018	FY20 vs. FY19 % Change	FY19 vs. FY18 % Change
PMT	$118,480	$128,902	$128,296	(8.1%)	0.5%
Canvys	28,926	27,968	26,683	3.4%	4.8%
Healthcare	8,492	9,782	8,233	(13.2%)	18.8%
Total	$155,898	$166,652	$163,212	(6.5%)	2.1%

During fiscal 2020, consolidated net sales decreased by 6.5% compared to fiscal 2019. Sales for PMT decreased by 8.1%, Canvys sales increased by 3.4% and Healthcare sales decreased by 13.2%. During fiscal 2019, consolidated net sales increased by 2.1% compared to fiscal 2018. Sales for PMT increased by 0.5%, Canvys sales increased by 4.8% and Healthcare sales increased by 18.8%.

Gross profit by segment and percent of segment net sales for fiscal 2020, fiscal 2019 and fiscal 2018 were as follows (in thousands):

Gross Profit	FY 2020		FY 2019		FY 2018
PMT	$38,288	32.3%	$40,254	31.2%	$43,254	33.7%
Canvys	9,313	32.2%	9,085	32.5%	8,410	31.5%
Healthcare	2,072	24.4%	2,396	24.5%	3,418	41.5%
Total	$49,673	31.9%	$51,735	31.0%	$55,082	33.7%

Gross profit reflects the distribution and manufacturing product margin less manufacturing variances, inventory obsolescence charges, customer returns, scrap and cycle count adjustments, engineering costs and other provisions.

Consolidated gross profit was $49.7 million during fiscal 2020, compared to $51.7 million during fiscal 2019. Consolidated gross margin as a percentage of net sales increased to 31.9% during fiscal 2020, from 31.0% during fiscal 2019, mainly due to PMT improved product mix and manufacturing efficiencies. Gross margin during fiscal 2020 included expense related to inventory provisions for PMT of $0.6 million, $0.1 million for Canvys and $0.3 million for Healthcare.

Consolidated gross profit was $51.7 million during fiscal 2019, compared to $55.1 million during fiscal 2018. Consolidated gross margin as a percentage of net sales decreased to 31.0% during fiscal 2019, from 33.7% during fiscal 2018. Gross margin during fiscal 2019 included expense related to inventory provisions for PMT of $0.7 million, $0.1 million for Canvys and $0.3 million for Healthcare. Gross margin during fiscal 2019 also included $1.6 million in under absorption of manufacturing costs primarily related to the slowdown in the semi-wafer fab equipment market. Gross margin during fiscal 2018 included expense related to inventory provisions for PMT of $0.6 million, $0.1 million for Canvys and $0.1 million for Healthcare. Additionally, gross margin during fiscal 2018 included over absorption of manufacturing costs.

Power and Microwave Technologies Group

Net sales for PMT decreased 8.1% to $118.5 million during fiscal 2020, from $128.9 million during fiscal 2019. This decrease was mainly due to a slowdown in the MRO replacement tube market and COVID-19 related market decline but was partially offset by growth in 5G and other RF and Power markets from new technology suppliers in our Power and Microwave Group (PMG). Gross margin as a percentage of net sales increased to 32.3% during fiscal 2020 as compared to 31.2% during fiscal 2019, primarily due to an improved product mix and manufacturing efficiencies.

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

Canvys – Visual Technology Solutions

Net sales for Canvys increased 3.4% to $28.9 million during fiscal 2020, from $28.0 million during fiscal 2019. Sales were up due to the addition of new customers and programs as well as increased customer demand in North America. Gross margin as a percentage of net sales decreased to 32.2% during fiscal 2020 as compared to 32.5% during fiscal 2019, primarily due to product mix and foreign currency effects.

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

Healthcare

Net sales for Healthcare decreased 13.2% to $8.5 million during fiscal 2020, from $9.8 million during fiscal 2019. The decrease in sales was primarily due to the COVID-19 global pandemic. Gross margin as a percentage of net sales was 24.4% during fiscal 2020, nearly flat compared to 24.5% during fiscal 2019. This decrease was primarily due to high scrap expenses associated with CT tube development and lower sales, partially offset by improved manufacturing efficiencies and favorable product mix.

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

Sales by Geographic Area

On a geographic basis, our sales are categorized by destination: North America; Asia/Pacific; Europe; Latin America; and Other.

Net sales by geographic area and percent change for fiscal 2020, fiscal 2019 and fiscal 2018 were as follows (in thousands):

Net Sales	FY 2020	FY 2019	FY 2018	FY20 vs. FY19 % Change	FY19 vs. FY18 % Change
North America	$65,259	$66,228	$67,662	(1.5%)	(2.1%)
Asia/Pacific	32,979	34,681	32,607	(4.9%)	6.4%
Europe	49,394	55,038	53,818	(10.3%)	2.3%
Latin America	8,308	10,653	9,123	(22.0%)	16.8%
Other (1)	(42)	52	2	(180.8%)	2,500.0%
Total	$155,898	$166,652	$163,212	(6.5%)	2.1%

Gross profit by geographic area and percent of geographic net sales for fiscal 2020, fiscal 2019 and fiscal 2018 were as follows (in thousands):

Gross Profit (Loss)	FY 2020		FY 2019		FY 2018
North America	$24,494	37.5%	$24,776	37.4%	$25,996	38.4%
Asia/Pacific	10,629	32.2%	10,905	31.4%	10,794	33.1%
Europe	15,483	31.3%	17,425	31.7%	18,071	33.6%
Latin America	2,804	33.8%	3,863	36.3%	3,602	39.5%
Other (1)	(3,737)		(5,234)		(3,381)
Total	$49,673	31.9%	$51,735	31.0%	$55,082	33.7%

(1)	Other primarily includes net sales not allocated to a specific geographical region, unabsorbed value-add costs and other unallocated expenses.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) decreased during fiscal 2020 to $51.3 million from $52.2 million during fiscal 2019. SG&A as a percentage of sales increased to 32.9% during fiscal 2020 as compared to 31.3% during fiscal 2019. The decrease in expense was primarily due to lower travel, severance, legal and IT expenses, partially offset by higher employee compensation expenses.

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

Other Income/Expense

Other income/expense was income of $0.4 million during fiscal 2020, compared to income of $0.5 million during fiscal 2019. Fiscal 2020 had $0.4 million of investment income. Fiscal 2019 included $0.5 million of investment income, partially offset by less than $0.1 million of foreign exchange losses. Our foreign exchange gains and losses are primarily due to the translation of U.S. dollars held in non-U.S. entities. We currently do not utilize derivative instruments to manage our exposure to foreign currency.

Income Tax Provision

Our income tax provision from continuing operations during fiscal 2020, fiscal 2019 and fiscal 2018 was $0.6 million, $1.0 million and $1.5 million, respectively. The effective income tax rates from continuing operations during fiscal 2020, fiscal 2019 and fiscal 2018 were (51.4)%, (16.1)% and 39.7%, respectively. The difference between the effective tax rates as compared to the U.S. federal statutory rate of 21.0% during fiscal 2020, 21.0% during fiscal 2019 and 29.2% during fiscal 2018 was primarily driven by the impact of recording a valuation allowance against all of our U.S. state and federal net deferred tax assets, and changes in our geographical distribution of income (loss).

On December 22, 2017, the U.S. government enacted new tax legislation, Tax Cuts and Jobs Act (the “Act”). The primary provision of the Act that impacted the Company in fiscal 2019 was a reduction to the U.S. corporate income tax rate from 35% to 21%. The 21% corporate income tax rate was effective January 1, 2018 and is in effect for the Company’s full fiscal 2020 and fiscal 2019 tax years.

The Company is subject to additional requirements of the Act beginning in fiscal 2019. Those provisions include an income inclusion for global intangible low-taxed income (“GILTI”), a tax determined by base erosion and anti-avoidance tax (“BEAT”) related to certain payments between a U.S. corporation and foreign related entities, a limitation of certain executive compensation and a deduction for foreign derived intangible income. The Company has determined its accounting policy to treat the taxes due on GILTI as a period cost. The Company is not subject to BEAT provision due to the revenue thresholds.

As of May 30, 2020, we had approximately $3.7 million of net deferred tax assets related to federal net operating loss (“NOL”) carryforwards, compared to $3.1 million as of June 1, 2019. Net deferred tax assets related to domestic state NOL carryforwards at May 30, 2020 amounted to approximately $3.8 million, compared to $3.9 million at June 1, 2019. Net deferred tax assets related to foreign NOL carryforwards as of May 30, 2020 totaled approximately $0.3 million with various or indefinite expiration dates. The amount of net deferred tax assets related to foreign NOL carryforwards was $0.4 million as of June 1, 2019. We also had a domestic net deferred tax asset of $1.8 million of foreign tax credit carryforwards as of May 30, 2020, compared to $1.8 million as of June 1, 2019. We did not have any alternative minimum tax credit carryforward as of May 30, 2020.

We have historically determined that undistributed earnings of our foreign subsidiaries, to the extent of cash available, will be repatriated to the U.S. The deferred tax liability on the outside basis difference is now primarily withholding tax on future dividend distributions. Accordingly, we have reduced the deferred tax liability related to undistributed earnings of our foreign subsidiaries from $0.2 million in fiscal 2019 to less than $0.1 million in fiscal 2020.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant component of objective evidence evaluated was the cumulative income or loss incurred in each jurisdiction over the three-year period ended May 30, 2020. Such objective evidence limits the ability to consider subjective evidence such as future income projections. We considered other positive evidence in determining the need for a valuation allowance in the U.S. including the subpart F and GILTI inclusions of our foreign earnings. The weight of this positive evidence is not sufficient to outweigh other negative evidence in evaluating our need for a valuation allowance in the U.S. jurisdiction.

As of May 30, 2020, a valuation allowance of $12.3 million was established to record only the portion of the deferred tax asset that will more likely than not be realized. The valuation allowance as of June 1, 2019 was $11.7 million. We recorded a valuation allowance for all domestic federal and state net deferred tax assets considering the significant cumulative losses in the U.S. jurisdiction, the reversal of the deferred tax liability for foreign earnings and no forecast of additional U.S. income. The valuation allowance also related to deferred tax assets in foreign jurisdictions where historical taxable losses have been incurred. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth.

Income taxes paid, including foreign estimated tax payments, were $1.0 million, $0.3 million and $0.5 million, during fiscal 2020, fiscal 2019 and fiscal 2018, respectively.

In the normal course of business, we are subject to examination by taxing authorities throughout the world. Generally, years prior to fiscal 2015 are closed for examination under the statute of limitation for U.S. federal, U.S. state and local or non-U.S. tax jurisdictions. We are currently under examination in Thailand (fiscal 2008 through 2011). Our primary foreign tax jurisdictions are Germany and the Netherlands. We have tax years open in Germany beginning in fiscal 2015 and the Netherlands beginning in fiscal 2018.

The uncertain tax positions from continuing operations as of both May 30, 2020 and June 1, 2019 were $0.1 million. We record penalties and interest related to uncertain tax positions in the income tax expense line item within the Consolidated Statements of Comprehensive (Loss) Income. Accrued interest and penalties are included within the related tax liability line in the Consolidated Balance Sheets. We have not recorded a liability for interest and penalties as of May 30, 2020 or June 1, 2019. It is not expected that there will be a change in the unrecognized tax benefits due to the expiration of various statutes of limitations within the next 12 months.

Liquidity, Financial Position and Capital Resources

Our operations and cash needs have been primarily financed through cash on hand and investments.

Cash, cash equivalents and investments were $46.5 million at May 30, 2020. Cash, cash equivalents and investments at May 30, 2020, consisted of $30.6 million in North America, $8.3 million in Europe, $0.9 million in Latin America and $6.7 million in Asia/Pacific. We repatriated a total of $8.5 million to the United States in fiscal 2020 from several of our foreign entities. This amount includes $4.4 million from our entities in Germany and the Netherlands in the second quarter of fiscal 2020, $1.5 million from our entity in Japan in the third quarter of fiscal 2020 and $1.0 million from our entity in Italy in the fourth quarter of fiscal 2020. Although the Tax Cuts and Jobs Act generally eliminated federal income tax on future cash repatriation to the United States, cash repatriation may be subject to state and local taxes, withholding or similar taxes. See Note 9 “Income Taxes” of the notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further information.

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

The Company continues to monitor the impact of the COVID-19 outbreak on its supply chain, manufacturing and distribution operations, customers and employees, as well as the U.S. economy in general. However, due to the uncertainty as to when governmental restrictions on business will be fully lifted, the impact thereof, and the duration and widespread nature of the COVID-19 outbreak, the Company cannot currently predict the long-term impact on its operations and financial results. The uncertainties associated with the COVID-19 outbreak include potential adverse effects on the overall economy, the Company’s supply chain, transportation services, employees and customers. The COVID-19 outbreak could adversely affect the Company’s revenues, earnings, liquidity and cash flows and may require significant actions in response, including expense reductions. Conditions surrounding COVID-19 change rapidly and additional impacts of which the Company is not currently aware may arise. Based on past performance and current expectations, we believe that the existing sources of liquidity, including current cash, will provide sufficient resources to meet known capital requirements and working capital needs through the next twelve months.

Cash Flows from Operating Activities

Cash flow from operating activities primarily resulted from our net loss adjusted for non-cash items and changes in our operating assets and liabilities.

Operating activities provided $1.9 million of cash during fiscal 2020. We had net loss of $1.8 million during fiscal 2020, which included non-cash stock-based compensation expense of $0.7 million associated with the issuance of stock option awards and restricted stock awards, $1.0 million of inventory provisions and depreciation and amortization expense of $3.4 million associated with our property and equipment as well as amortization of our intangible assets. Changes in our operating assets and liabilities resulted in a use of cash of $1.3 million during fiscal 2020, primarily due to the increase in inventories of $5.5 million and the decrease in accrued liabilities of $0.9 million. These uses of cash were partially offset by the decrease in accounts receivable of $3.9 million, the increase in our accounts payable of $0.6 million and the decrease in prepaid expenses and other assets of $0.6 million. The majority of the inventory increase was to support our electron tube and Canvys businesses and the impact of COVID-19 on sales. The decrease in accounts receivable was primarily due to the decrease in sales and better collection of receivables. The increase in our accounts payable was due to timing of payments for some of our larger vendors for both inventory and services.

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

Cash used in investing activities of $9.8 million during fiscal 2020 included purchases of investments of $29.0 million and $1.8 million in capital expenditures, partially offset by the proceeds from the maturities of investments of $21.0 million. Capital expenditures related primarily to capital used for our IT system, and Healthcare and LaFox manufacturing businesses.

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

Cash used in financing activities of $3.2 million during fiscal 2020 resulted primarily from cash used to pay dividends, partially offset by proceeds from the issuance of common stock from stock option exercises.

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

Contractual Obligations

Contractual obligations are presented in the table below as of May 30, 2020 (in thousands):

	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years	Less Interest	Total
Lease obligations (1)	$1,653	$1,697	$272	$61	$(257)	$3,426

(1)	Lease obligations are related to certain warehouse and office facilities under non-cancelable operating leases as well as financing leases.

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

Allowance for Doubtful Accounts

Our allowance for doubtful accounts includes estimated losses that result from uncollectible receivables. The estimates are influenced by the following: continuing credit evaluation of customers’ financial conditions; aging of receivables, individually and in the aggregate; a large number of customers which are widely dispersed across geographic areas; and collectability and delinquency history by geographic area. Significant changes in one or more of these considerations may require adjustments affecting net income and net carrying value of accounts receivable. The allowance for doubtful accounts was approximately $0.3 million as of both May 30, 2020 and June 1, 2019.

Revenue Recognition

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

Prior to the adoption of ASU 2014-09, our product sales are recognized as revenue upon shipment, when title passes to the customer, when delivery has occurred or services have been rendered and when collectability is reasonably assured. We also record estimated discounts and returns based on our historical experience. Our products are often manufactured to meet the specific design needs of our customers’ applications. Our engineers work closely with customers to ensure that our products will meet their needs. Our customers are under no obligation to compensate us for designing the products we sell.

Inventories, net

Our consolidated inventories are stated at the lower of cost and net realizable value, generally using a weighted-average cost method. Our net inventories include approximately $51.8 million of finished goods, $3.6 million of raw materials and $2.1 million of work-in-progress as of May 30, 2020, as compared to approximately $47.2 million of finished goods, $4.2 million of raw materials and $1.8 million of work-in-progress as of June 1, 2019. The inventory reserve as of May 30, 2020 was $5.4 million compared to $4.6 million as of June 1, 2019.

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

We recorded provisions to our inventory reserves of $1.0 million, $1.1 million and $0.8 million during fiscal 2020, fiscal 2019 and fiscal 2018, respectively, which were included in cost of sales. The provisions were primarily for obsolete and slow moving parts. The parts were written down to estimated realizable value.

Intangible and Long-Lived Assets

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

New Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers, which amends guidance for revenue recognition. ASU 2014-09 is principles based guidance that can be applied to all contracts with customers, enhancing comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. The core principle of the guidance is that entities should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The guidance details the steps entities should apply to achieve the core principle. In August 2015, the FASB issued an amendment to defer the effective date for all entities by one year. For public entities, ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted as of annual reporting periods beginning after December 15, 2016. Companies have the option of using either a full or modified retrospective approach in applying this standard. During fiscal 2016, 2017, 2018 and 2019 the FASB issued additional updates that further clarify the guidance provided in ASU 2014-09.

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

In February 2016, the FASB issued ASU 2016-02 (“ASU 2016-02”), Leases (“Topic 842”). ASU 2016-02 establishes a right-of-use (“ROU”) model that requires a lessee to record an ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either financing or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The new standard was effective for the Company on June 2, 2019. See Note 8 “Lease Obligations and Other Commitments” of the notes to our consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 (as amended by ASU 2018-19, ASU 2019-04, ASU 2019-05, ASU 2019-10, ASU 2019-11 and 2020-02) introduces a new forward-looking approach, based on expected losses, to estimate credit losses on certain types of financial instruments, including trade receivables. The estimate of expected credit losses will require entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. This ASU also expands the disclosure requirements to enable users of financial statements to understand the entity’s assumptions, models and methods for estimating expected credit losses. The new standard is effective for smaller reporting companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Early adoption is permitted. The Company is currently in the process of evaluating the impact of adoption on its consolidated financial statements.

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

Our foreign denominated assets and liabilities are cash and cash equivalents, accounts receivable, inventory, accounts payable and intercompany receivables and payables, as we conduct business in countries of the European Union, Asia/Pacific and, to a lesser extent, Canada and Latin America. We do manage foreign exchange exposures by using currency clauses in certain sales contracts and we also have local debt to offset asset exposures. We have not used any derivative instruments nor entered into any forward contracts in fiscal 2020, fiscal 2019 or fiscal 2018.

Had the U.S. dollar changed unfavorably 10% against various foreign currencies, foreign denominated net sales would have been lower by an estimated $9.3 million during fiscal 2020, an estimated $10.5 million during fiscal 2019 and an estimated $10.4 million during fiscal 2018. Total assets would have declined by an estimated $4.3 million as of the fiscal year ended May 30, 2020 and an estimated $4.7 million as of the fiscal year ended June 1, 2019, while the total liabilities would have decreased by an estimated $1.0 million as of the fiscal year ended May 30, 2020 and an estimated $1.1 million as of the fiscal year ended June 1, 2019.

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

Board of Directors and Stockholders

Richardson Electronics, Ltd.

LaFox, Illinois

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Richardson Electronics, Ltd. (the “Company”) as of May 30, 2020 and June 1, 2019, the related consolidated statements of comprehensive (loss) income, stockholders’ equity, and cash flows for each of the three years in the period ended May 30, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at May 30, 2020 and June 1, 2019, and the results of its operations and its cash flows for each of the three years in the period ended May 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of May 30, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated August 3, 2020 expressed an unqualified opinion thereon.

Change in Accounting Method Related to Leases

As discussed in Notes 3 and 8 to the consolidated financial statements, the Company has changed its method of accounting for leases during the year ended May 30, 2020 due to the adoption of Accounting Standards Codification Topic 842, Leases.

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

Chicago, Illinois

August 3, 2020

Richardson Electronics, Ltd.

Consolidated Balance Sheets

(in thousands, except per share amounts)

	May 30, 2020	June 1, 2019
Assets
Current assets:
Cash and cash equivalents	$30,535	$42,019
Accounts receivable, less allowance of $334 and $339, respectively	20,197	24,296
Inventories, net	57,492	53,232
Prepaid expenses and other assets	2,442	3,067
Investments - current	16,000	8,000
Total current assets	126,666	130,614
Non-current assets:
Property, plant and equipment, net	17,674	19,111
Intangible assets, net	2,505	2,763
Lease ROU asset	3,419	—
Non-current deferred income taxes	456	529
Total non-current assets	24,054	22,403
Total assets	$150,720	$153,017
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$17,372	$16,943
Accrued liabilities	10,324	11,273
Lease liability current	1,485	—
Total current liabilities	29,181	28,216
Non-current liabilities:
Non-current deferred income tax liabilities	161	212
Lease liability non-current	1,941	—
Other non-current liabilities	777	832
Total non-current liabilities	2,879	1,044
Total liabilities	32,060	29,260

Commitments and Contingencies

Stockholders’ equity
Common stock, $0.05 par value; issued and outstanding 11,038 shares at May 30, 2020 and 10,957 shares at June 1, 2019	552	547
Class B common stock, convertible, $0.05 par value; issued and outstanding 2,097 shares at May 30, 2020 and 2,097 shares at June 1, 2019	105	105
Preferred stock, $1.00 par value, no shares issued	—	—
Additional paid-in-capital	61,749	61,012
Retained earnings	54,764	59,703
Accumulated other comprehensive income	1,490	2,390
Total stockholders’ equity	118,660	123,757
Total liabilities and stockholders’ equity	$150,720	$153,017

Richardson Electronics, Ltd.

Consolidated Statements of Comprehensive (Loss) Income

(in thousands, except per share amounts)

	Fiscal Year Ended
	May 30, 2020	June 1, 2019	June 2, 2018
Statements of Comprehensive (Loss) Income
Net sales	$155,898	$166,652	$163,212
Cost of sales	106,225	114,917	108,130
Gross profit	49,673	51,735	55,082
Selling, general and administrative expenses	51,327	52,156	51,729
Impairment of goodwill	—	6,332	—
Loss (gain) on disposal of assets	3	23	(276)
Operating (loss) income	(1,657)	(6,776)	3,629
Other (income) expense:
Investment/interest income	(377)	(540)	(432)
Foreign exchange (gain) loss	(15)	84	224
Other, net	(51)	(9)	(23)
Total other (income) expense	(443)	(465)	(231)
(Loss) income from continuing operations before income taxes	(1,214)	(6,311)	3,860
Income tax provision	624	1,017	1,534
(Loss) income from continuing operations	(1,838)	(7,328)	2,326
Income from discontinued operations	—	—	1,496
Net (loss) income	(1,838)	(7,328)	3,822
Foreign currency translation (loss) gain, net of tax	(900)	(1,976)	1,580
Fair value adjustments on investments (loss) gain	—	—	(130)
Comprehensive (loss) income	$(2,738)	$(9,304)	$5,272
Net (loss) income per Common share - Basic:
(Loss) income from continuing operations	$(0.14)	$(0.57)	$0.18
Income from discontinued operations	—	—	0.12
Total net (loss) income per Common share - Basic	$(0.14)	$(0.57)	$0.30
Net (loss) income per Class B common share - Basic:
(Loss) income from continuing operations	$(0.13)	$(0.51)	$0.16
Income from discontinued operations	—	—	0.11
Total net (loss) income per Class B common share - Basic	$(0.13)	$(0.51)	$0.27
Net (loss) income per Common share - Diluted:
(Loss) income from continuing operations	$(0.14)	$(0.57)	$0.18
Income from discontinued operations	—	—	0.12
Total net (loss) income per Common share - Diluted	$(0.14)	$(0.57)	$0.30
Net (loss) income per Class B common share - Diluted:
(Loss) income from continuing operations	$(0.13)	$(0.51)	$0.16
Income from discontinued operations	—	—	0.11
Total net (loss) income per Class B common share - Diluted	$(0.13)	$(0.51)	$0.27
Weighted average number of shares:
Common shares - Basic	11,026	10,923	10,765
Class B common shares - Basic	2,097	2,106	2,137
Common shares - Diluted	11,026	10,923	10,824
Class B common shares - Diluted	2,097	2,106	2,137
Dividends per common share	$0.240	$0.240	$0.240
Dividends per Class B common share	$0.220	$0.220	$0.220

Richardson Electronics, Ltd.

Consolidated Statements of Cash Flows

(in thousands)

	Fiscal Year Ended
	May 30, 2020	June 1, 2019	June 2, 2018
Operating activities:
Net (loss) income	$(1,838)	$(7,328)	$3,822
Adjustments to reconcile net (loss) income to cash (used in) provided by operating activities:
Depreciation and amortization	3,386	3,173	2,993
Inventory provisions	1,013	1,076	773
Gain on sale of investments	—	—	(183)
Loss (gain) on disposal of assets	3	23	(276)
Share-based compensation expense	683	697	533
Deferred income taxes	(7)	315	319
Impairment of goodwill	—	6,332	—
Change in assets and liabilities:
Accounts receivable	3,895	(2,030)	(1,764)
Inventories	(5,452)	(4,242)	(8,247)
Prepaid expenses and other assets	620	622	(627)
Accounts payable	631	(2,424)	3,457
Accrued liabilities	(889)	1,097	1,906
Other	(122)	126	246
Net cash provided by (used in) operating activities	1,923	(2,563)	2,952
Investing activities:
Capital expenditures	(1,776)	(3,874)	(5,239)
Proceeds from sale of assets	—	—	374
Proceeds from maturity of investments	21,000	9,800	12,315
Purchases of investments	(29,000)	(17,800)	(3,943)
Proceeds from sales of available-for-sale securities	—	—	913
Purchases of available-for-sale securities	—	—	(265)
Other	—	—	(3)
Net cash (used in) provided by investing activities	(9,776)	(11,874)	4,152
Financing activities:
Payment of financing lease principal	(166)	—	—
Proceeds from issuance of common stock	59	259	97
Cash dividends paid on Common and Class B Common shares	(3,101)	(3,076)	(3,048)
Net cash used in financing activities	(3,208)	(2,817)	(2,951)
Effect of exchange rate changes on cash and cash equivalents	(423)	(1,192)	985
(Decrease) increase in cash and cash equivalents	(11,484)	(18,446)	5,138
Cash and cash equivalents at beginning of period	42,019	60,465	55,327
Cash and cash equivalents at end of period	$30,535	$42,019	$60,465
Supplemental Disclosure of Cash Flow Information:
Cash paid during the fiscal year for:
Income taxes	1,018	290	474

Richardson Electronics, Ltd.

Consolidated Statements of Stockholders’ Equity

(in thousands, except per share amounts)

	Common	Class B Common	Par Value	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance May 27, 2017:	10,712	2,137	$642	$59,436	$69,333	$2,916	$132,327
Comprehensive income
Net income	—	—	—	—	3,822	—	3,822
Foreign currency translation	—	—	—	—	—	1,580	1,580
Fair value adjustments on investments	—	—	—	—	—	(130)	(130)
Share-based compensation:
Restricted stock	—	—	—	98	—	—	98
Stock options	—	—	—	435	—	—	435
Common stock:
Options exercised	16	—	1	96	—	—	97
Restricted stock issuance	78	—	4	(4)	—	—	—
Dividends paid to:
Common ($0.24 per share)	—	—	—	—	(2,586)	—	(2,586)
Class B ($0.22 per share)	—	—	—	—	(462)	—	(462)
Balance June 2, 2018	10,806	2,137	$647	$60,061	$70,107	$4,366	$135,181
Comprehensive loss
Net loss	—	—	—	—	(7,328)	—	(7,328)
Foreign currency translation	—	—	—	—	—	(1,976)	(1,976)
Share-based compensation:
Restricted stock	—	—	—	313	—	—	313
Stock options	—	—	—	384	—	—	384
Common stock:
Options exercised	46	—	2	257	—	—	259
Restricted stock issuance	65	—	3	(3)	—	—	—
Convert Class B to Common	40	(40)	—	—	—	—	—
Dividends paid to:
Common ($0.24 per share)	—	—	—	—	(2,621)	—	(2,621)
Class B ($0.22 per share)	—	—	—	—	(455)	—	(455)
Balance June 1, 2019:	10,957	2,097	$652	$61,012	$59,703	$2,390	$123,757
Comprehensive loss
Net loss	—	—	—	—	(1,838)	—	(1,838)
Foreign currency translation	—	—	—	—	—	(900)	(900)
Share-based compensation:
Restricted stock	—	—	—	455	—	—	455
Stock options	—	—	—	228	—	—	228
Common stock:
Options exercised	10	—	1	58	—	—	59
Restricted stock issuance	71	—	4	(4)	—	—	—
Dividends paid to:
Common ($0.24 per share)	—	—	—	—	(2,648)	—	(2,648)
Class B ($0.22 per share)	—	—	—	—	(453)	—	(453)
Balance May 30, 2020:	11,038	2,097	$657	$61,749	$54,764	$1,490	$118,660

Notes to Consolidated Financial Statements

1.	DESCRIPTION OF THE COMPANY

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

Canvys provides customized display solutions serving the corporate enterprise, financial, healthcare, industrial and medical original equipment manufacturers markets. Our engineers design, manufacture, source and support a full spectrum of solutions to match the needs of our customers. We offer long term availability and proven custom display solutions that include touch screens, protective panels, custom enclosures, All-In-One computers, specialized cabinet finishes and application specific software packages and certification services. We partner with both private label manufacturing companies and leading branded hardware vendors to offer the highest quality display and touch solutions and customized computing platforms.

Healthcare manufactures, repairs, refurbishes and distributes high value replacement parts and equipment for the healthcare market including hospitals, medical centers, asset management companies, independent service organizations and multi-vendor service providers. Products include diagnostic imaging replacement parts for CT and MRI systems; replacement CT and MRI tubes; CT service training; MRI coils, cold heads and RF amplifiers; hydrogen thyratrons, klystrons, magnetrons; flat panel detector upgrades; pre-owned CT systems; and additional replacement solutions currently under development for the diagnostic imaging service market. Through a combination of newly developed products and partnerships, service offerings and training programs, we believe we can help our customers improve efficiency and deliver better clinical outcomes while lowering the cost of healthcare delivery.

We currently have operations in the following major geographic regions: North America, Asia/Pacific, Europe and Latin America.

Customer Concentration: No one customer represented more than 10 percent of our total accounts receivable balance as of May 30, 2020 or June 1, 2019. No one customer accounted for more than 10 percent of the Company’s consolidated net sales in either fiscal 2020 or fiscal 2019. LAM Research Corporation individually accounted for 11 percent of the Company’s consolidated net sales in fiscal 2018.

Supplier Concentration: One of our suppliers represented 16 percent of our total cost of sales in fiscal 2020 and 11 percent in fiscal 2019. The amount owed to this supplier was approximately $1.3 million as of May 30, 2020 and $2.2 million as of June 1, 2019.

2.	BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP for all fiscal years presented.

The consolidated financial statements include our wholly owned subsidiaries. All intercompany transactions and account balances have been eliminated in consolidation.

Our fiscal year 2020 began on June 2, 2019 and ended on May 30, 2020, our fiscal year 2019 began on June 3, 2018 and ended on June 1, 2019 and our fiscal year 2018 began on May 28, 2017 and ended on June 2, 2018. Unless otherwise noted, all references to a particular year in this document shall mean our fiscal year.

3.	SIGNIFICANT ACCOUNTING POLICIES AND DISCLOSURES

Use of Estimates: The preparation of financial statements in conformity with GAAP requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management continuously evaluates its critical accounting policies and estimates, including the allowance for doubtful accounts, revenue recognition, inventory obsolescence, intangible assets, loss contingencies and income taxes. Management bases the estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances, however, actual results could differ from those estimates.

Fair Values of Financial Instruments: The fair values of financial instruments are determined based on quoted market prices and market interest rates as of the end of the reporting period. Our financial instruments include investments, accounts receivable, accounts payable and accrued liabilities. The fair values of these financial instruments approximate carrying values at May 30, 2020 and June 1, 2019.

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

Allowance for Doubtful Accounts: Our allowance for doubtful accounts includes estimated losses that result from uncollectible receivables. The estimates are influenced by the following: continuing credit evaluation of customers’ financial conditions; aging of receivables, individually and in the aggregate; a large number of customers which are widely dispersed across geographic areas; and collectability and delinquency history by geographic area. Significant changes in one or more of these considerations may require adjustments affecting net income and net carrying value of accounts receivable. The allowance for doubtful accounts was approximately $0.3 million as of both May 30, 2020 and June 1, 2019.

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

Prior to the adoption of ASU 2014-09, our product sales are recognized as revenue upon shipment, when title passes to the customer, when delivery has occurred or services have been rendered and when collectability is reasonably assured. We also record estimated discounts and returns based on our historical experience. Our products are often manufactured to meet the specific design needs of our customers’ applications. Our engineers work closely with customers to ensure that our products will meet their needs. Our customers are under no obligation to compensate us for designing the products we sell.

Foreign Currency Translation: The functional currency is the local currency at all foreign locations, with the exception of Hong Kong, which the functional currency is the U.S. dollar. Balance sheet items for our foreign entities, included in our consolidated balance sheets, are translated into U.S. dollars at end-of-period spot rates. Gains and losses resulting from translation of foreign subsidiary financial statements are credited or charged directly to accumulated other comprehensive income, a component of stockholders’ equity. Revenues and expenses are translated at the current rate on the date of the transaction. Gains and losses resulting from foreign currency transactions are included in income. Foreign exchange (gain) loss reflected in our consolidated statements of comprehensive (loss) income were less than $0.1 million during fiscal 2020 and fiscal 2019 and a loss of $0.2 million during fiscal 2018.

Shipping and Handling Fees and Costs: Shipping and handling costs billed to customers are reported as revenue and the related costs are reported as a component of cost of sales.

Inventories, net: Our consolidated inventories are stated at the lower of cost and net realizable value, generally using a weighted-average cost method. Our net inventories include approximately $51.8 million of finished goods, $3.6 million of raw materials and $2.1 million of work-in-progress as of May 30, 2020 as compared to approximately $47.2 million of finished goods, $4.2 million of raw materials and $1.8 million of work-in-progress as of June 1, 2019. The inventory reserve as of May 30, 2020 was $5.4 million compared to $4.6 million as of June 1, 2019.

Provisions for obsolete or slow moving inventories are recorded based upon regular analysis of stock rotation privileges, obsolescence, the exiting of certain markets and assumptions about future demand and market conditions. If future demand changes in the industry or market conditions differ from management’s estimates, additional provisions may be necessary.

We recorded provisions to our inventory reserves of $1.0 million, $1.1 million and $0.8 million during fiscal 2020, fiscal 2019 and fiscal 2018, respectively, which were included in cost of sales. The provisions were primarily for obsolete and slow moving parts. The parts were written down to estimated realizable value.

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

Investments: We invested in time deposits and certificates of deposit (“CDs”) in the amount of $16.0 million and $8.0 million as of May 30, 2020 and June 1, 2019, respectively, which mature in less than twelve months.

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

Property, Plant and Equipment: Property, plant and equipment are stated at cost, net of accumulated depreciation. Improvements and replacements are capitalized while expenditures for maintenance and repairs are charged to expense as incurred. Provisions for depreciation are computed using the straight-line method over the estimated useful life of the asset. Depreciation expense was approximately $3.1 million, $2.9 million and $2.6 million during fiscal 2020, fiscal 2019 and fiscal 2018, respectively.

Property, plant and equipment consist of the following (in thousands):

	May 30, 2020	June 1, 2019
Land and improvements	$1,385	$1,301
Buildings and improvements	22,525	22,986
Computer, communications equipment and software	10,775	9,943
Construction in progress	750	979
Machinery and other equipment	14,326	13,884
	$49,761	$49,093
Accumulated depreciation	(32,087)	(29,982)
Property, plant, and equipment, net	$17,674	$19,111

Construction in progress at May 30, 2020 includes $0.2 million related to our Healthcare growth initiatives. All projects are expected to be completed before the end of fiscal 2021.

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

Accrued Liabilities: Accrued liabilities consist of the following (in thousands):

	May 30, 2020	June 1, 2019
Compensation and payroll taxes	$3,469	$2,846
Accrued severance	650	520
Professional fees	471	471
Deferred revenue	1,671	2,260
Other accrued expenses	4,063	5,176
Accrued Liabilities	$10,324	$11,273

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

Changes in the warranty reserve during fiscal 2020 and fiscal 2019 were as follows (in thousands):

Warranty Reserve
Balance at June 2, 2018	$149
Accruals for products sold	185
Utilization	(39)
Balance at June 1, 2019	$295
Accruals for products sold	201
Utilization	(30)
Balance at May 30, 2020	$466

Other Non-Current Liabilities: Other non-current liabilities of $0.8 million at May 30, 2020 and $0.8 million at June 1, 2019, primarily represent employee-benefits obligations in various non-US locations.

Share-Based Compensation: We measure and recognize share-based compensation cost at fair value for all share-based payments, including stock options and restricted stock awards. We estimate fair value using the Black-Scholes option-pricing model, which requires assumptions such as expected volatility, risk-free interest rate, expected life and dividends. Compensation cost is recognized using a graded vesting schedule over the applicable vesting period. Share-based compensation expense totaled approximately $0.7 million during fiscal 2020, $0.7 million during fiscal 2019 and $0.5 million during fiscal 2018.

Stock options granted generally vest over a period of five years and have contractual terms to exercise of 10 years. A summary of stock option activity is as follows (in thousands, except option prices and years):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (1)
Options Outstanding at May 27, 2017	1,073	$9.38
Granted	200	6.08
Exercised	(16)	5.85
Forfeited	(11)	8.05
Cancelled	(51)	9.36
Options Outstanding at June 2, 2018	1,195	$8.89
Granted	279	9.02
Exercised	(46)	5.61
Forfeited	(58)	8.10
Cancelled	(6)	5.03
Options Outstanding at June 1, 2019	1,364	$9.08
Granted	187	5.61
Exercised	(10)	5.67
Cancelled	(114)	6.87
Options Outstanding at May 30, 2020	1,427	$8.83	5.6	$—
Options Vested at May 30, 2020	931	$9.78	4.3	$—

(1)

Includes only those options that were in-the-money as of May 30, 2020. Stock options for which the exercise price exceeded the market price have been omitted. Fluctuations in the intrinsic value of both outstanding and exercisable options may result from changes in underlying stock price and timing and volume of option grants, exercises and forfeitures.

There were 10,249 stock options exercised during fiscal 2020, with cash received of $0.1 million. The total intrinsic value of options exercised totaled less than $0.1 million during fiscal 2020, fiscal 2019 and fiscal 2018. The weighted average fair value of stock option grants was $0.81 during fiscal 2020, $1.71 during fiscal 2019 and $0.85 during fiscal 2018. As of May 30, 2020, total unrecognized compensation costs related to unvested stock options and restricted stock awards was approximately $1.1 million, which is expected to be recognized over the remaining weighted average period of approximately two to four years. The total grant date fair value of stock options vested during fiscal 2020 was $0.3 million.

The fair value of stock options is estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Fiscal Year Ended
	May 30, 2020	June 1, 2019	June 2, 2018
Expected volatility	24.48%	22.24%	21.92%
Risk-free interest rate	1.91%	2.82%	2.22%
Expected lives (years)	6.50	6.36	6.31
Annual cash dividend	$0.24	$0.24	$0.24

The expected volatility assumptions are based on historical experience commensurate with the expected term. The risk-free interest rate is based on the yield of a treasury note with a remaining term equal to the expected life of the stock option.

The expected stock option life assumption is based on the Securities and Exchange Commission’s (“SEC”) guidance in Staff Accounting Bulletin (“SAB”) No. 107 (“SAB No. 107”). For stock options granted during fiscal 2020, fiscal 2019 and fiscal 2018, we believe that our historical stock option experience does not provide a reasonable basis upon which to estimate expected term. We utilized the Safe Harbor option, or Simplified Method, to determine the expected term of these options in accordance with SAB No. 107 for options granted. We intend to continue to utilize the Simplified Method for future grants in accordance with SAB No. 110 until such time that we believe that our historical stock option experience will provide a reasonable basis to estimate an expected term.

The following table summarizes information about stock options outstanding at May 30, 2020 (in thousands, except option prices and years):

	Outstanding				Vested
Exercise Price Range	Shares	Weighted Average Exercise Price	Weighted Average Life	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Weighted Average Life	Aggregate Intrinsic Value
$5.49 to $6.47	430	$5.76	7.7	$—	169	$5.82	6.8	$—
$6.90 to $9.89	490	$8.49	7.1	$—	254	$8.49	6.4	$—
$9.99 to $13.76	507	$11.75	2.4	$—	508	$11.75	2.4	$—
Total	1,427	$8.83	5.6	$—	931	$9.78	4.3	$—

As of May 30, 2020, a summary of restricted stock award transactions was as follows (in thousands):

Unvested Restricted Shares
Unvested at June 2, 2018	78
Granted	69
Vested	(26)
Canceled	(5)
Unvested at June 1, 2019	116
Granted	73
Vested	(47)
Unvested at May 30, 2020	142

Compensation effects arising from issuing stock awards have been charged against income and recorded as additional paid-in-capital in the consolidated statements of stockholders’ equity during fiscal 2020, fiscal 2019 and fiscal 2018.

The Employees’ 2011 Long-Term Incentive Compensation Plan authorizes the issuance of up to 2,500,000 shares as incentive stock options, non-qualified stock options or stock awards. Under this plan, 885,000 shares are reserved for future issuance. The Plan authorizes the granting of stock options at the fair market value at the date of grant. Generally, these options become exercisable over five years and expire up to 10 years from the date of grant. Restricted stock awards vest on the anniversary of the grant date in three equal installments.

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

The earnings per share (“EPS”) presented in our consolidated statements of comprehensive (loss) income are based on the following (in thousands, except per share amounts):

	For the Fiscal Year Ended
	May 30, 2020		June 1, 2019		June 2, 2018
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Numerator for Basic and Diluted EPS:
(Loss) income from continuing operations	$(1,838)	$(1,838)	$(7,328)	$(7,328)	$2,326	$2,326
Less dividends:
Common stock	2,648	2,648	2,621	2,621	2,586	2,586
Class B common stock	453	453	455	455	462	462
Undistributed losses	$(4,939)	$(4,939)	$(10,404)	$(10,404)	$(722)	$(722)
Common stock undistributed losses	$(4,217)	$(4,217)	$(8,866)	$(8,866)	$(613)	$(613)
Class B common stock undistributed losses	(722)	(722)	(1,538)	(1,538)	(109)	(109)
Total undistributed losses	$(4,939)	$(4,939)	$(10,404)	$(10,404)	$(722)	$(722)
Income from discontinued operations	$—	$—	$—	$—	$1,496	$1,496
Less dividends:
Common stock	2,648	2,648	2,621	2,621	2,586	2,586
Class B common stock	453	453	455	455	462	462
Undistributed losses	$(3,101)	$(3,101)	$(3,076)	$(3,076)	$(1,552)	$(1,552)
Common stock undistributed losses	$(2,648)	$(2,648)	$(2,621)	$(2,621)	$(1,317)	$(1,318)
Class B common stock undistributed losses	(453)	(453)	(455)	(455)	(235)	(234)
Total undistributed losses	$(3,101)	$(3,101)	$(3,076)	$(3,076)	$(1,552)	$(1,552)
Net (loss) income	$(1,838)	$(1,838)	$(7,328)	$(7,328)	$3,822	$3,822
Less dividends:
Common stock	2,648	2,648	2,621	2,621	2,586	2,586
Class B common stock	453	453	455	455	462	462
Undistributed (losses) income	$(4,939)	$(4,939)	$(10,404)	$(10,404)	$774	$774
Common stock undistributed (losses) income	$(4,217)	$(4,217)	$(8,866)	$(8,866)	$657	$657
Class B common stock undistributed (losses) income	(722)	(722)	(1,538)	(1,538)	117	117
Total undistributed (losses) income	$(4,939)	$(4,939)	$(10,404)	$(10,404)	$774	$774
Denominator for Basic and Diluted EPS:
Common stock weighted average shares	11,026	11,026	10,923	10,923	10,765	10,765
Class B common stock weighted average shares, and shares under if-converted method for diluted EPS	2,097	2,097	2,106	2,106	2,137	2,137
Effect of dilutive securities
Dilutive stock options		—		—		59
Denominator for diluted EPS adjusted for weighted average shares and assumed conversions		13,123		13,029		12,961
(Loss) income from continuing operations per share:
Common stock	$(0.14)	$(0.14)	$(0.57)	$(0.57)	$0.18	$0.18
Class B common stock	$(0.13)	$(0.13)	$(0.51)	$(0.51)	$0.16	$0.16
Income from discontinued operations per share:
Common stock	$—	$—	$—	$—	$0.12	$0.12
Class B common stock	$—	$—	$—	$—	$0.11	$0.11
Net (loss) income per share:
Common stock	$(0.14)	$(0.14)	$(0.57)	$(0.57)	$0.30	$0.30
Class B common stock	$(0.13)	$(0.13)	$(0.51)	$(0.51)	$0.27	$0.27

Note:	Common stock options that were anti-dilutive and not included in diluted earnings per common share for fiscal 2020, fiscal 2019 and fiscal 2018 were 1,120, 882 and 0, respectively.

New Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers, which amends guidance for revenue recognition. ASU 2014-09 is principles based guidance that can be applied to all contracts with customers, enhancing comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. The core principle of the guidance is that entities should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The guidance details the steps entities should apply to achieve the core principle. In August 2015, the FASB issued an amendment to defer the effective date for all entities by one year. For public entities, ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted as of annual reporting periods beginning after December 15, 2016. Companies have the option of using either a full or modified retrospective approach in applying this standard. During fiscal 2016, 2017, 2018 and 2019 the FASB issued additional updates that further clarify the guidance provided in ASU 2014-09.

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

In February 2016, the FASB issued ASU 2016-02 (“ASU 2016-02”), Leases (“Topic 842”). ASU 2016-02 establishes a right-of-use (“ROU”) model that requires a lessee to record an ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either financing or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The new standard was effective for the Company on June 2, 2019. See Note 8 “Lease Obligations and Other Commitments” of the notes to our consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 (as amended by ASU 2018-19, ASU 2019-04, ASU 2019-05, ASU 2019-10, ASU 2019-11 and 2020-02) introduces a new forward-looking approach, based on expected losses, to estimate credit losses on certain types of financial instruments, including trade receivables. The estimate of expected credit losses will require entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. This ASU also expands the disclosure requirements to enable users of financial statements to understand the entity’s assumptions, models and methods for estimating expected credit losses. The new standard is effective for smaller reporting companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Early adoption is permitted. The Company is currently in the process of evaluating the impact of adoption on its consolidated financial statements.

4.	REVENUE RECOGNITION

The Company has a number of defined revenue streams across our reportable segments. For each of these revenue streams, all products are typically sold directly by the Company to the end customer. Distribution is the Company’s largest revenue stream. The distribution business does not include a separate service bundled with the product sold or sold on top of the product. Distribution typically includes products purchased from our suppliers, stocked in our warehouses and then sold to our customers. Revenue is recognized when control of the promised goods is transferred to our customers, which is simultaneous with the title transferring to the customer, in an amount that reflects the transaction price consideration that we expect to receive in exchange for those goods. Control refers to the ability of the customer to direct the use of, and obtain substantially all of, the remaining benefits from the goods. Our transaction price consideration is fixed, unless otherwise disclosed below as variable consideration. Generally, our contracts require our customers to pay for goods after we deliver products to them. Terms are generally on open account, payable net 30 days in North America, and vary throughout Asia/Pacific, Europe and Latin America subject to customary credit checks.

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

Contract Liabilities: Contract liabilities and revenue recognized were as follows (in thousands):

	June 1, 2019	Additions	Revenue Recognized	May 30, 2020
Contract liabilities (deferred revenue)	$2,260	$2,083	$(2,672)	$1,671

The Company receives advance payments or deposits from our customers before revenue is recognized resulting in contract liabilities. Contract liabilities are included in accrued liabilities in the consolidated balance sheets.

Performance obligations and satisfaction of performance obligation in the contract

Each accepted purchase order identifies a distinct good or service as the performance obligation. The goods are generally standard products we purchased from a supplier and stocked on our shelves. They can also be customized products purchased from a supplier or products that are customized or have value added to them in-house prior to shipping to the customer. Our contracts for customized products generally include termination provisions if a customer cancels its order. However, we recognize revenue at a point in time because the termination provisions do not require, upon cancelation, the customer to pay fees that are commensurate with the work performed. Each purchase order explicitly states the goods or service that we promise to transfer to the customer. The promises to the customer are limited only to those goods or service. The performance obligation is our promise to deliver both goods that were produced by the Company and resale of goods that we purchase from our suppliers. Our shipping and handling activities for destination shipments are performed prior to the customer obtaining control. As such, they are not a separate promised service. For shipping point, The Company is making the election under ASC 606-10-25-18B to account for shipping and handling as activities to fulfill the promise to transfer the goods. The goods we provide to our customers are distinct in that our customers benefit from the goods we sell them through use in their own processes. Our customers are generally not resellers, but rather businesses that incorporate our products into their processes from which they generate an economic benefit. The goods are also distinct in that each item sold to the customer is clearly identified on both the purchase order and resulting invoice. Each product we sell benefits the customer independently of the other products. Each item on each purchase order from the customer can be used by the customer unrelated to any other products we provide to the customer.

Determine the transaction price and variable consideration

The transaction price for each product is the amount invoiced to the customer. Each product on a purchase order is a separate performance obligation with an observable standalone selling price. The transaction price is a fixed price per unit, except for the variable consideration. The Company elects to exclude sales tax from the transaction price. With the exception of sale with right of return, variable consideration has been identified only in the form of customer early payment discounts, which are immaterial to the Company’s financial statements. As there is not a material impact on our financial statements, we will continue to account for customer discounts when they are taken by the customer and address further if they grow.

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

Additional considerations

Sale with right of return:

Our return policy is available to customers in our terms and conditions found on our website www.rell.com. The policy varies by business unit. The Company allows returns with prior written authorization and we allow returns within ten days of shipment for replacement parts.

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

Principal versus agent considerations:

Principal versus agent guidance was considered for customized products that are provided by our suppliers versus manufactured by the Company. The Company acts as the principal as we are responsible for satisfying the performance obligation. We have primary responsibility for fulfilling the contract, we have inventory risk prior to delivery to our customer, we establish prices, our consideration is not in the form of a commission and we bear the credit risk. The Company recognizes revenue in the gross amount of consideration.

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

On June 15, 2015, the Company entered into a lease agreement for the IMES facility with LDL, LLC. The Executive Vice President of IMES, Lee A. McIntyre III (former owner of IMES), has an ownership interest in LDL, LLC. The lease agreement has been extended as detailed in Exhibit 10.2, filed with this Annual Report on Form 10-K. The lease agreement provides for monthly payments over five years with total future minimum lease payments of $0.8 million. Rental expense related to this lease amounted to $0.1 million for the fiscal years ended May 30, 2020, June 1, 2019 and June 2, 2018.

7.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

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

Intangible Assets

Intangible assets are initially recorded at their fair market values determined by quoted market prices in active markets, if available, or recognized valuation models. Intangible assets that have finite useful lives are amortized over their useful lives and are tested for impairment when events or changes in circumstances occur that indicate possible impairment. No impairment was recognized in fiscal 2020, fiscal 2019 or fiscal 2018.

Our intangible assets represent the fair value for trade name, customer relationships, non-compete agreements and technology acquired in connection with our acquisitions. Intangible assets subject to amortization were as follows (in thousands):

	May 30, 2020	June 1, 2019
Gross Amounts:
Trade Name	$659	$659
Customer Relationships (1)	3,388	3,394
Non-compete Agreements	177	177
Technology	230	230
Total Gross Amounts	$4,454	$4,460
Accumulated Amortization:
Trade Name	$659	$659
Customer Relationships	1,000	796
Non-compete Agreements	161	139
Technology	129	103
Total Accumulated Amortization	$1,949	$1,697
Net Intangibles	$2,505	$2,763

(1)	Change from prior periods reflect impact of foreign currency translation.

Under ASC 350, companies must perform the annual test for impairment for indefinite life intangible assets, for which the Company has none, as well as test definite life assets for impairment in the event of a “trigger event” such as adverse changes in the business climate or market which might negatively impact the value of a reporting unit. The Company identified an impairment “trigger event” for the IMES reporting unit due to adverse changes in the business climate related to COVID-19. The Company tested the IMES definite life intangible assets and other long lived assets using the undiscounted cash flows of the reporting unit (the asset group) analyzed over a period of ten years, with a residual period, compared to the carrying value of the asset group and determined that the intangible assets and other long lived assets were not impaired as of May 30, 2020. Estimates contain management’s best estimates of economic and market conditions over the projected period, including growth rates in revenue and costs and best estimates of future expected changes in operating margins and capital expenditures. For the remainder of the Company’s intangible assets, we determined that they were not impaired as of May 30, 2020 on the basis that no adverse events or changes in circumstances were identified that could indicate that the carrying amounts of such assets may not be recoverable.

The amortization expense associated with the intangible assets subject to amortization for the next five years is presented in the following table (in thousands):

Fiscal Year	Amortization Expense
2021	$245
2022	252
2023	245
2024	231
2025	219
Thereafter	1,313
Total amortization expense	$2,505

The amortization expense associated with the intangible assets totaled approximately $0.3 million during both fiscal 2020 and fiscal 2019 and $0.4 million during fiscal 2018. The weighted average number of years of amortization expense remaining is 13.3 years.

8.	LEASE OBLIGATIONS AND OTHER COMMITMENTS

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

The new standard was effective for the Company on June 2, 2019. The FASB issued ASU 2018-11, targeted improvements to Topic 842, which includes an option to not restate comparative periods in transition and elect to use the effective date of Topic 842 as the date of initial application of transition. We adopted the new standard applying the new transition method allowed under ASU 2018-11. As a result of adopting Topic 842, at May 30, 2020, we recognized operating right-of-use assets of $3.0 million, financing right-of-use assets of $0.4 million, operating lease liabilities of $3.1 million and financing lease liabilities of $0.3 million. Several leases include renewal clauses which vary in length and may not include specific rent renewal amounts. The Company will revise the value of the right of use assets and associated lease liabilities when the Company is reasonably certain it will renew the lease. The standard did not have a material impact on our results of operations or cash flows.

The gross amounts of assets and liabilities related to both operating and financing leases at May 30, 2020 were as follows (in thousands):

Lease Type	Amount
Operating lease ROU asset	$3,018
Financing lease ROU asset	401
Total Lease ROU asset	$3,419

Operating lease liability current	$1,329
Financing lease liability current	156
Total lease liability current	$1,485

Operating lease liability non-current	$1,778
Financing lease liability non-current	163
Total lease liability non-current	$1,941

The components of lease costs were as follows (in thousands):

Lease Type	Classification	Fiscal Year Ended May 30, 2020
Consolidated operating lease expense	Operating expenses	$1,963

Consolidated financing lease amortization	Operating expenses	62
Consolidated financing lease interest	Interest expense	22
Consolidated financing lease expense		84

Net lease cost		$2,047

Rent expense for fiscal 2020, fiscal 2019 and fiscal 2018 was $1.8 million, $1.7 million, and $1.8 million, respectively.

Our future lease commitments for minimum rentals, including common area maintenance charges and property taxes during the next five years are as follows (in thousands):

Fiscal Year	Operating Leases	Financing Leases	Total
2021	$1,472	$181	$1,653
2022	711	151	862
2023	488	—	488
2024	347	—	347
2025	217	—	217
Thereafter	116	—	116
Total lease payments	3,351	332	3,683
Less imputed interest	244	13	257
Net minimum lease payments	$3,107	$319	$3,426

The approximate future minimum lease payments under operating and financing leases at June 1, 2019 were as follows (in thousands):

Fiscal Year (1)	Payments
2020	$1,586
2021	1,367
2022	509
2023	340
2024	289
Thereafter	234

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

The weighted average remaining lease terms and interest rates of leases held by the Company as of May 30, 2020 were as follows:

Lease Type	Weighted Average Remaining Lease Term in Years	Weighted Average Interest Rate
Operating leases	3.4	4.6%
Financing leases	1.9	4.6%

The cash outflows of the leasing activity of the Company as lessee for fiscal 2020 were as follows (in thousands):

Cash Flow Source	Classification	Amount
Operating cash flows from operating leases	Operating activities	$924
Operating cash flows from financing leases	Operating activities	149
Finance cash flows from financing leases	Financing activities	166

9.	INCOME TAXES

(Loss) income from continuing operations before income taxes included the following components (in thousands):

	Fiscal Year Ended
	May 30, 2020	June 1, 2019	June 2, 2018
United States	$(3,716)	$(9,971)	$(211)
Foreign	2,502	3,660	4,071
(Loss) income before income taxes	$(1,214)	$(6,311)	$3,860

The provision for income taxes for fiscal 2020, fiscal 2019 and fiscal 2018 consisted of the following (in thousands):

	Fiscal Year Ended
	May 30, 2020	June 1, 2019	June 2, 2018
Current:
Federal	$—	$33	$—
State	—	3	(12)
Foreign	616	652	1,220
Total current	$616	$688	$1,208
Deferred:
Federal	$(88)	$(104)	$124
State	—	—	—
Foreign	96	433	202
Total deferred	$8	$329	$326
Income tax provision	$624	$1,017	$1,534

The differences between income taxes at the U.S. federal statutory income tax rate of 21.0% for both fiscal 2020 and fiscal 2019 and 29.2% for fiscal 2018 and the reported income tax provision for fiscal 2020, fiscal 2019 and fiscal 2018 are summarized as follows:

	Fiscal Year Ended
	May 30, 2020	June 1, 2019	June 2, 2018
Federal statutory rate	21.0%	21.0%	29.2%
Effect of:
State income taxes, net of federal tax benefit	6.6	5.4	0.3
Deemed repatriation tax	—	—	(50.0)
Foreign taxes at other rates	(15.3)	(4.1)	(0.1)
Permanent tax differences	(41.1)	(16.1)	6.7
Deferred remeasurement	—	—	45.1
Tax reserves	—	—	3.6
Additional U.S. tax on undistributed foreign earnings	—	—	(12.5)
Change in valuation allowance for deferred tax assets	(29.8)	(22.8)	15.1
Return to provision adjustments	1.4	(0.5)	0.1
Closure of foreign audits	—	—	2.2
Other	5.8	1.0	—
Effective tax rate	(51.4)%	(16.1)%	39.7%

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Our deferred tax assets and liabilities reflect continuing operations as of May 30, 2020 and June 1, 2019. Significant components were as follows (in thousands):

	Fiscal Year Ended
	May 30, 2020	June 1, 2019
Deferred tax assets:
NOL carryforwards - foreign and domestic	$7,834	$7,458
Inventory valuations	1,388	1,179
Goodwill	1,390	1,578
Foreign tax credits	1,782	1,782
Severance reserve	165	188
Foreign capital loss	1,167	1,129
Other	1,847	1,737
Subtotal	$15,573	$15,051
Valuation allowance - foreign and domestic	(12,322)	(11,706)
Net deferred tax assets after valuation allowance	$3,251	$3,345
Deferred tax liabilities:
Accelerated depreciation	$(2,944)	$(2,908)
Tax on undistributed earnings	(24)	(141)
Other	13	21
Subtotal	$(2,955)	$(3,028)
Net deferred tax assets	$296	$317
Supplemental disclosure of net deferred tax assets, excluding valuation allowance:
Domestic	$10,925	$10,194
Foreign	$1,693	$1,829
Total	$12,618	$12,023

As of May 30, 2020, we had approximately $3.7 million of net deferred tax assets related to federal net operating loss (“NOL”) carryforwards, compared to $3.1 million as of June 1, 2019. Net deferred tax assets related to domestic state NOL carryforwards at May 30, 2020 amounted to approximately $3.8 million, compared to $3.9 million at June 1, 2019. Net deferred tax assets related to foreign NOL carryforwards as of May 30, 2020 totaled approximately $0.3 million with various or indefinite expiration dates. The amount of net deferred tax assets related to foreign NOL carryforwards was $0.4 million as of June 1, 2019. We also had a domestic net deferred tax asset of $1.8 million of foreign tax credit carryforwards as of May 30, 2020, compared to $1.8 million as of June 1, 2019. We did not have any alternative minimum tax credit carryforward as of May 30, 2020.

We have historically determined that undistributed earnings of our foreign subsidiaries, to the extent of cash available, will be repatriated to the U.S. The deferred tax liability on the outside basis difference is now primarily withholding tax on future dividend distributions. Accordingly, we have reduced the deferred tax liability related to undistributed earnings of our foreign subsidiaries from $0.2 million in fiscal 2019 to less than $0.1 million in fiscal 2020.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant component of objective evidence evaluated was the cumulative income or loss incurred in each jurisdiction over the three-year period ended May 30, 2020. Such objective evidence limits the ability to consider subjective evidence such as future income projections. We considered other positive evidence in determining the need for a valuation allowance in the U.S. including the subpart F and GILTI inclusions of our foreign earnings. The weight of this positive evidence is not sufficient to outweigh other negative evidence in evaluating our need for a valuation allowance in the U.S. jurisdiction.

As of May 30, 2020, a valuation allowance of $12.3 million was established to record only the portion of the deferred tax asset that will more likely than not be realized. The valuation allowance as of June 1, 2019 was $11.7 million. We recorded a valuation allowance for all domestic federal and state net deferred tax assets considering the significant cumulative losses in the U.S. jurisdiction, the reversal of the deferred tax liability for foreign earnings and no forecast of additional U.S. income. The valuation allowance also related to deferred tax assets in foreign jurisdictions where historical taxable losses have been incurred. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth.

Income taxes paid, including foreign estimated tax payments, were $1.0 million, $0.3 million and $0.5 million, during fiscal 2020, fiscal 2019 and fiscal 2018, respectively.

In the normal course of business, we are subject to examination by taxing authorities throughout the world. Generally, years prior to fiscal 2015 are closed for examination under the statute of limitation for U.S. federal, U.S. state and local or non-U.S. tax jurisdictions. We are currently under examination in Thailand (fiscal 2008 through 2011). Our primary foreign tax jurisdictions are Germany and the Netherlands. We have tax years open in Germany beginning in fiscal 2015 and the Netherlands beginning in fiscal 2018.

The uncertain tax positions from continuing operations as of both May 30, 2020 and June 1, 2019 were $0.1 million. We record penalties and interest related to uncertain tax positions in the income tax expense line item within the Consolidated Statements of Comprehensive (Loss) Income. Accrued interest and penalties are included within the related tax liability line in the Consolidated Balance Sheets. We have not recorded a liability for interest and penalties as of May 30, 2020 or June 1, 2019. It is not expected that there will be a change in the unrecognized tax benefits due to the expiration of various statutes of limitations within the next 12 months.

The following table summarizes the activity related to the unrecognized tax benefits (in thousands):

	Fiscal Year Ended
	May 30, 2020	June 1, 2019
Unrecognized tax benefits, beginning of period	$130	$138
Currency translation adjustment	(1)	(8)
Unrecognized tax benefits, end of period	$129	$130

10.	EMPLOYEE BENEFIT PLANS

Employee Profit Sharing Plan: The employee profit sharing plan is a defined contribution profit sharing plan. The profit sharing plan has a 401(k) provision whereby we match 50% of employee contributions up to 4.0% of pay. Charges to expense for matching contributions to this plan were $0.5 million, $0.5 million and $0.4 million, during fiscal 2020, fiscal 2019 and fiscal 2018, respectively.

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

The CEO, who is the Chief Operating Decision Maker, evaluates performance and allocates resources primarily based on the gross profit of each segment.

Operating results by segment are summarized in the following table (in thousands):

	Fiscal Year Ended
	May 30, 2020	June 1, 2019	June 2, 2018
PMT
Net Sales	$118,480	$128,902	$128,296
Gross Profit	38,288	40,254	43,254
Canvys
Net Sales	$28,926	$27,968	$26,683
Gross Profit	9,313	9,085	8,410
Healthcare
Net Sales	$8,492	$9,782	$8,233
Gross Profit	2,072	2,396	3,418

A reconciliation of assets to the relevant consolidated amount is as follows (in thousands):

	May 30, 2020	June 1, 2019
Segment assets	$89,231	$88,470
Cash and cash equivalents	30,535	42,019
Investments - current	16,000	8,000
Other current assets (1)	2,545	3,227
Net property, plant and equipment	10,267	10,772
Operating lease ROU asset	1,285	—
Financing lease ROU asset	401	—
Other assets - non-current deferred income taxes	456	529
Total assets	$150,720	$153,017

(1)	Other current assets include miscellaneous receivables and prepaid expenses.

Assets are not disclosed by reportable segment as the Company does not track assets by reportable segment and certain assets are not specific to any reportable segment.

Capital expenditures for our Healthcare segment during fiscal 2020 and fiscal 2019 were approximately $0.4 million and $1.2 million, respectively. In addition, we also had capital expenditures during fiscal 2020 and fiscal 2019 related to the Company’s ERP system as well as facilities that were not specific to any particular reportable segment.

Geographic net sales information is primarily grouped by customer destination into five areas: North America; Asia/Pacific; Europe; Latin America; and Other.

Net sales and gross profit by geographic region are summarized in the following table (in thousands):

	Fiscal Year Ended
	May 30, 2020	June 1, 2019	June 2, 2018
Net Sales
North America	$65,259	$66,228	$67,662
Asia/Pacific	32,979	34,681	32,607
Europe	49,394	55,038	53,818
Latin America	8,308	10,653	9,123
Other (1)	(42)	52	2
Total	$155,898	$166,652	$163,212
Gross Profit
North America	$24,494	$24,776	$25,996
Asia/Pacific	10,629	10,905	10,794
Europe	15,483	17,425	18,071
Latin America	2,804	3,863	3,602
Other (1)	(3,737)	(5,234)	(3,381)
Total	$49,673	$51,735	$55,082

(1)	Other includes primarily net sales not allocated to a specific geographical region, unabsorbed value-add costs and other unallocated expenses.

Major Customers

During fiscal 2020 and fiscal 2019, no one customer accounted for more than 10 percent of the Company’s consolidated net sales. During fiscal 2018, LAM Research Corporation (“LAM”) individually accounted for 11 percent of the Company’s consolidated net sales. No other customer accounted for more than 10 percent of the Company’s consolidated net sales in fiscal 2018. LAM sales were included in the PMT segment.

We sell our products to customers in diversified industries and perform periodic credit evaluations of our customers’ financial condition. Terms are generally on open account, payable net 30 days in North America, and vary throughout Asia/Pacific, Europe and Latin America. Estimates of credit losses are recorded in the financial statements based on monthly reviews of outstanding accounts.

Net assets by geographic region are summarized in the following table (in thousands):

	Fiscal Year Ended
	May 30, 2020	June 1, 2019	June 2, 2018
Net Assets
North America	$81,533	$74,054	$77,857
Asia/Pacific	10,370	14,889	17,254
Europe	24,973	32,807	37,911
Latin America	1,784	2,007	2,159
Total	$118,660	$123,757	$135,181

The Company had long-lived assets of $20.2 million as of May 30, 2020 and $21.9 million as of June 1, 2019. The long-lived assets, which include our fixed assets and intangibles, were primarily in the US. There were approximately $0.6 million of long-lived assets that belong to our foreign affiliates as of May 30, 2020 and $0.9 million as of June 1, 2019.

The Company had depreciation and amortization expense of $3.4 million, $3.2 million and $3.0 million for fiscal 2020, fiscal 2019 and fiscal 2018, respectively. The depreciation and amortization, which includes our fixed assets and intangibles, were primarily in the US. Depreciation and amortization expense that belong to our foreign affiliates was approximately $0.3 million for fiscal 2020 and $0.2 million and $0.3 for fiscal 2019 and fiscal 2018, respectively.

12.	RISKS AND UNCERTAINTIES

Litigation

On October 15, 2018, Varex Imaging Corporation (“Varex”) filed its original Complaint (Case No. 1:18-cv-06911) against Richardson Electronics Ltd. (“Richardson”) in the Northern District of Illinois, which was subsequently amended on November 27, 2018. Varex alleged counts of infringement of U.S. Patent Nos. 6,456,692 and 6,519,317. Subsequently, on October 24, 2018, Varex filed a motion for preliminary injunction to stop the sale of Richardson’s ALTA750 TM product. Richardson filed an opposition to the preliminary injunction. In January 2019, the Court took evidence on the preliminary injunction issue. On September 30, 2019, the Court denied Varex’s Motion for Preliminary Injunction. Richardson believes the lawsuit to be without merit and a loss is not probable or estimable based on the information at the time the financial statements were issued.

Company Response to COVID-19

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (the “COVID-19 outbreak”) and the risks to the international community as the virus spreads globally.

In March 2020, the WHO classified the COVID-19 outbreak as a pandemic based on the rapid increase in global exposure. Thereafter, most U.S. states imposed “shelter in place” directives on their populations to stem the spread of COVID-19. Of specific interest to the Company, shelter in place directives were imposed in the states of Illinois, Massachusetts and South Carolina.

The shelter in place directives generally required the closure of businesses that did not provide essential functions. The Company was considered a critical supplier of products to healthcare and critical infrastructure businesses. Several of our largest customers mandated that we continue to supply parts so as not to disrupt the supply chain and their ability to serve critical industries. As such, the Company qualified as an “Essential Business”.  Essential Businesses were allowed to continue to operate during shelter in place directives.  We continued our manufacturing and distribution operations even when a shelter in place directive was issued. We limited the number of people in any one of our facilities by requiring only employees who could not perform their work remotely to physically work in a Company US-based facility. The Company advised all other employees that could perform their job functions remotely to do so. As such, the Company’s operations remained operational.

The impact of the COVID-19 outbreak continues to evolve. As such, the full magnitude that the pandemic will have on the Company’s financial condition, liquidity and future results of operations is uncertain. Management is actively monitoring the global situation on its financial condition, liquidity, operations, suppliers, industry and workforce. As the spread of COVID-19 continues, our ability to meet customer demands for products may be impaired or, similarly, our customers may experience adverse business consequences due to COVID-19. Reduced demand for products or impaired ability to meet customer demand (including disruptions at our transportation service providers or vendors) could have a material adverse effect on our business, operations and financial performance. Some of the decline in fiscal 2020 PMT sales and the decrease in Healthcare sales was primarily due to the COVID-19 global pandemic. While we had some COVID-19 related longer lead times as well as delays impacting new product development schedules, we did not experience a major interruption in our supply chain. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not presently able to estimate the effects of COVID-19 on its results of operations, financial condition or liquidity for fiscal year 2021.

Company Response to CARES Act

On March 27, 2020, Congress enacted the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act to provide certain relief as a result of the COVID-19 outbreak. The CARES Act includes provisions relating to refundable payroll tax credits, deferral of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, increased limitations on qualified charitable contributions and technical corrections to tax depreciation methods for qualified improvement property. The Company continues to examine how these provisions in the CARES Act will impact its financial position, results of operations and cash flows. In fiscal 2020, the Company deferred $0.2 million of employer side social security tax payments. The Company has estimated and recorded the overall effects of the CARES Act and does not anticipate a material change.

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

As of May 30, 2020, we held investments that were required to be measured at fair value on a recurring basis. Our investments consist of time deposits and CDs, where face value is equal to fair value.

Investments measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of May 30, 2020 and June 1, 2019 were as follows (in thousands):

	Level 1	Level 2	Level 3
May 30, 2020
Time deposits/CDs	$16,000	$—	$—
Total	$16,000	$—	$—
June 1, 2019
Time deposits/CDs	$8,000	$—	$—
Total	$8,000	$—	$—

14.	VALUATION AND QUALIFYING ACCOUNTS

The following table presents the valuation and qualifying account activity for fiscal years ended May 30, 2020, June 1, 2019 and June 2, 2018, (in thousands):

Description	Balance at beginning of period	Charged to expense		Deductions		Balance at end of period
Year ended May 30, 2020
Allowance for doubtful accounts	$339	$349	(1)	$(354)	(2)	$334
Inventory provisions	4,568	1,013	(3)	(188)	(4)	5,393
Year ended June 1, 2019
Allowance for doubtful accounts	$309	$402	(1)	$(372)	(2)	$339
Inventory provisions	4,027	1,076	(3)	(535)	(4)	4,568
Year ended June 2, 2018
Allowance for doubtful accounts	$398	$223	(1)	$(312)	(2)	$309
Inventory provisions	3,456	773	(3)	(202)	(4)	4,027

Notes:

(1)	Charges to bad debt expense.
(2)	Uncollectible amounts written off, net of recoveries and foreign currency translation.
(3)	Charges to cost of sales. Included in fiscal 2020 were inventory write-downs of $0.6 million for PMT, $0.1 million for Canvys and $0.3 million for Healthcare.
(4)	Inventory disposed of or sold, net of foreign currency translation.

15.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Description	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2020
Net sales	$40,653	$39,634	$38,249	$37,362
Gross profit	12,951	12,680	12,670	11,372
Income (loss) from continuing operations	157	(622)	(93)	(1,280)
Net income (loss)	157	(622)	(93)	(1,280)
Net income (loss)
Common stock - basic	$0.01	$(0.05)	$(0.01)	$(0.10)
Class B common stock - basic	$0.01	$(0.04)	$(0.01)	$(0.09)
Common stock - diluted	$0.01	$(0.05)	$(0.01)	$(0.10)
Class B common stock - diluted	$0.01	$(0.04)	$(0.01)	$(0.09)
Fiscal 2019
Net sales	$44,157	$41,314	$39,018	$42,163
Gross profit	13,953	12,971	12,299	12,512
Income (loss) from continuing operations	431	(304)	(1,078)	(6,377)	(1)
Net income (loss)	431	(304)	(1,078)	(6,377)	(1)
Net income (loss)
Common stock - basic	$0.03	$(0.02)	$(0.08)	$(0.50)
Class B common stock - basic	$0.03	$(0.02)	$(0.08)	$(0.44)
Common stock - diluted	$0.03	$(0.02)	$(0.08)	$(0.50)
Class B common stock - diluted	$0.03	$(0.02)	$(0.08)	$(0.44)

(1)	Includes non-cash impairment of goodwill. Refer to Note 7 “Goodwill and Intangible Assets” of the notes to our consolidated financial statements.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Richardson Electronics, Ltd.

LaFox, Illinois

Opinion on Internal Control over Financial Reporting

We have audited Richardson Electronics, Ltd.’s (the “Company’s”) internal control over financial reporting as of May 30, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 30, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company and subsidiaries as of May 30, 2020, and June 1, 2019, the related consolidated statements of comprehensive (loss) income, stockholders’ equity, and cash flows for each of the three years in the period ended May 30, 2020, and the related notes and our report dated August 3, 2020, expressed an unqualified opinion thereon.

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

August 3, 2020

ITEM 9A. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of May 30, 2020.

Disclosure controls and procedures are intended to provide reasonable assurance that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of May 30, 2020.

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

Under the supervision of the Chief Executive Officer and Chief Financial Officer, management conducted an assessment of the effectiveness of our internal control over financial reporting as of May 30, 2020, based on the framework in the Internal Control-Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that assessment, management has concluded that the Company’s internal control over financial reporting was effective as of May 30, 2020.

Management’s assessment of the effectiveness of our internal control over financial reporting as of May 30, 2020 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

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

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Information concerning directors and executive officers of the registrant will be contained in our Proxy Statement to be issued in connection with our Annual Meeting of Stockholders scheduled to be held on October 6, 2020, and is incorporated herein by reference.

ITEM 11. Executive Compensation

Information concerning executive compensation will be contained in our Proxy Statement to be issued in connection with our Annual Meeting of Stockholders scheduled to be held on October 6, 2020, and is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management will be contained in our Proxy Statement to be issued in connection with our Annual Meeting of Stockholders scheduled to be held on October 6, 2020, and is incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth information as of May 30, 2020, with respect to compensation plans under which equity securities were authorized for issuance:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Per Share Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity Compensation Plans Approved by Security Holders	1,403,648		$8.76		884,879
Equity Compensation Plans Not Approved by Security Holders	23,564	(1)	$12.95	(1)	—
Total	1,427,212		$8.83		884,879

(1)	Options issued in 1987 pursuant to an employment contract with a former officer and director of Richardson Electronics, Ltd.

ITEM 13. Certain Relationships and Related Transactions and Director Independence

Information concerning certain relationships and related transactions will be contained in our Proxy Statement to be issued in connection with our Annual Meeting of Stockholders scheduled to be held on October 6, 2020, and is incorporated herein by reference.

ITEM 14. Principal Accountant Fees and Services

Information concerning accountant fees and services will be contained in our Proxy Statement to be issued in connection with our Annual Meeting of Stockholders scheduled to be held on October 6, 2020, and is incorporated herein by reference.

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

Consolidated Balance Sheets as of May 30, 2020 and June 1, 2019.

Consolidated Statements of Comprehensive (Loss) Income for each of the three years ended May 30, 2020, June 1, 2019 and June 2, 2018.

Consolidated Statements of Cash Flows for each of the three years ended May 30, 2020, June 1, 2019 and June 2, 2018.

Consolidated Statements of Stockholders’ Equity for each of the three years ended May 30, 2020, June 1, 2019 and June 2, 2018.

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

3(a)	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Annex III of the Proxy Statement filed August 22, 2014).

3(b)	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 12, 2017).

4*	Description of the Company’s Securities.

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

10(b) †	Amended and Restated Edward J. Richardson Incentive Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A, filed with the SEC on August 30, 2012).

10(c) †

Richardson Electronics, Ltd. 2006 Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit A to the Company’s Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on September 12, 2005).

10(d) †

Employment, Nondisclosure and Non-Compete Agreement, dated June 1, 2004, by and between the Company and Wendy Diddell (incorporated by reference to Exhibit 10.47 to the Company’s Amendment No. 4 to the Registration Statement on Form S-1, Registration No. 333-113568, filed June 14, 2004).

10(d)(i) †

First Amendment to Employment, Nondisclosure and Non-Compete Agreement, dated May 31, 2007, by and between the Company and Wendy Diddell (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 6, 2007).

10(e) †

Employment, Nondisclosure and Non-Compete Agreement dated June 26, 2014, by and between the Company and Gregory J. Peloquin (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on June 27, 2014).

10(f) †

Form of Non-Qualified Stock Option Agreement issued under the Richardson Electronics, Ltd. Employees’ 2001 Incentive Compensation Plan (incorporated by reference to Exhibit 10(o) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2008).

10(g) †

Employment, Nondisclosure and Non-Compete Agreement between the Company and Lee A. McIntyre III dated June 15, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 17, 2015).

10(g)(i) †

Amendment to the Employment, Nondisclosure and Non-Compete Agreement between the Company and Lee A. McIntyre III dated June 15, 2015 (incorporated by reference to Exhibit 10(u) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 2, 2018).

10(g)(ii) †

Amendment, dated December 14, 2018, to the Employment, Nondisclosure and Non-Compete Agreement between the Company and Lee A. McIntyre III dated June 15, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the second quarter of fiscal year ended June 1, 2019).

10(h) †

Employment, Nondisclosure and Non-Compete Agreement between the Company and Robert J. Ben dated as of August 4, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 7, 2015.

10(i) †

Form of Restricted Stock Award Agreement Pursuant to the Richardson Electronics, Ltd. 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10(r) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 2, 2018).

10(j) †

Form of Nonqualified Stock Option Award for Employees Pursuant to the Richardson Electronics, Ltd. 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10(s) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 2, 2018).

10(k) †

Form of Nonqualified Stock Option Award for Consultants Pursuant to the Richardson Electronics, Ltd. 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10(t) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 2, 2018).

10(l) †

Disclosure of departure of Patrick Fitzgerald and change of responsibility of Wendy Diddell, dated March 13, 2019 (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 14, 2019).

10.1 †

Employment, Nondisclosure and Non-Compete Agreement between the Company and Jens Ruppert dated June 25, 2015 (incorporated by reference to the Company’s Current Report on Form 10-Q, filed with the Securities and Exchange Commission on October 10, 2019).

10.2 †*	Amendment, dated June 4, 2020, to the Employment, Nondisclosure and Non-Compete Agreement between the Company and Lee A. McIntyre III dated June 15, 2015.

14	Corporate Code of Conduct (incorporated by reference to and Form 8-K filed on June 4, 2012).

21*	Subsidiaries of the Company.

23.1*	Consent of Independent Registered Public Accounting Firm - BDO USA, LLP.

31.1*	Certification of Edward J. Richardson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed pursuant to Part I).

31.2*	Certification of Robert J. Ben pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed pursuant to Part I).

32*	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed pursuant to Part I).

101*

The following financial information from our Annual Report on Form 10-K for the fourth quarter and fiscal year ended May 30, 2020, filed with the SEC on August 3, 2020, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statement of Stockholder’s Equity and (v) Notes to Consolidated Financial Statements.

†	Executive Compensation Plan or Agreement
*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

	Signature	Title	Date

By:	/s/ Edward J. Richardson	Chairman of the Board, Chief Executive Officer	August 3, 2020
	Edward J. Richardson	(Principal Executive Officer), President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Edward J. Richardson	Chairman of the Board, Chief Executive Officer	August 3, 2020
Edward J. Richardson	(Principal Executive Officer), President and Director

/s/ Robert J. Ben	Chief Financial Officer and Chief Accounting Officer	August 3, 2020
Robert J. Ben	(Principal Financial and Accounting Officer)

/s/ Paul J. Plante	Director	August 3, 2020
Paul J. Plante

/s/ Jacques Belin	Director	August 3, 2020
Jacques Belin

/s/ James Benham	Director	August 3, 2020
James Benham

/s/ Kenneth Halverson	Director	August 3, 2020
Kenneth Halverson

/s/ Robert Kluge	Director	August 3, 2020
Robert Kluge