Form 10-Q
period 2020-08-29
RICHARDSON ELECTRONICS LTD/DE
filed 2020-10-08
CIK 355948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 29, 2020

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

As of October 6, 2020, there were outstanding 11,110,735 shares of Common Stock, $0.05 par value and 2,096,919 shares of Class B Common Stock, $0.05 par value, which are convertible into Common Stock of the registrant on a share for share basis.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Richardson Electronics, Ltd.

Consolidated Balance Sheets

(in thousands, except per share amounts)

	Unaudited	Audited
	August 29, 2020	May 30, 2020
Assets
Current assets:
Cash and cash equivalents	$33,495	$30,535
Accounts receivable, less allowance of $254 and $334, respectively	21,591	20,197
Inventories, net	60,160	57,492
Prepaid expenses and other assets	2,390	2,442
Investments - current	9,000	16,000
Total current assets	126,636	126,666
Non-current assets:
Property, plant and equipment, net	17,611	17,674
Intangible assets, net	2,450	2,505
Lease ROU asset	3,151	3,419
Non-current deferred income taxes	468	456
Total non-current assets	23,680	24,054
Total assets	$150,316	$150,720
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$14,809	$17,372
Accrued liabilities	12,302	10,324
Lease liability current	1,423	1,485
Total current liabilities	28,534	29,181
Non-current liabilities:
Non-current deferred income tax liabilities	170	161
Lease liability non-current	1,701	1,941
Other non-current liabilities	841	777
Total non-current liabilities	2,712	2,879
Total liabilities	31,246	32,060
Stockholders’ equity
Common stock, $0.05 par value; issued and outstanding 11,111 shares at August 29, 2020 and 11,038 shares at May 30, 2020	556	552
Class B common stock, convertible, $0.05 par value; issued and outstanding 2,097 shares at August 29, 2020 and May 30, 2020	105	105
Preferred stock, $1.00 par value, no shares issued	—	—
Additional paid-in-capital	61,946	61,749
Retained earnings	52,837	54,764
Accumulated other comprehensive income	3,626	1,490
Total stockholders’ equity	119,070	118,660
Total liabilities and stockholders’ equity	$150,316	$150,720

Richardson Electronics, Ltd.

Unaudited Consolidated Statements of Comprehensive Income (Loss)

(in thousands, except per share amounts)

	Three Months Ended
	August 29, 2020	August 31, 2019
Statements of Comprehensive Income (Loss)
Net sales	$38,812	$40,653
Cost of sales	26,453	27,702
Gross profit	12,359	12,951
Selling, general and administrative expenses	12,976	12,847
Loss on disposal of assets	—	1
Operating (loss) income	(617)	103
Other expense (income):
Investment/interest income	(18)	(120)
Foreign exchange loss (income)	442	(110)
Other, net	(18)	(1)
Total other expense (income)	406	(231)
(Loss) income before income taxes	(1,023)	334
Income tax provision	124	177
Net (loss) income	(1,147)	157
Foreign currency translation gain (loss), net of tax	2,136	(716)
Comprehensive income (loss)	$989	$(559)
Net (loss) income per share
Common shares - Basic	$(0.09)	$0.01
Class B common shares - Basic	$(0.08)	$0.01
Common shares - Diluted	$(0.09)	$0.01
Class B common shares - Diluted	$(0.08)	$0.01
Weighted average number of shares:
Common shares – Basic	11,070	10,990
Class B common shares – Basic	2,097	2,097
Common shares – Diluted	11,070	10,990
Class B common shares – Diluted	2,097	2,097
Dividends per common share	$0.060	$0.060
Dividends per Class B common share	$0.054	$0.054

Richardson Electronics, Ltd.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended
	August 29, 2020	August 31, 2019
Operating activities:
Net (loss) income	$(1,147)	$157
Adjustments to reconcile net (loss) income to cash used in operating activities:
Depreciation and amortization	873	833
Inventory provisions	237	161
Loss on disposal of assets	—	1
Share-based compensation expense	201	188
Deferred income taxes	2	(48)
Change in assets and liabilities:
Accounts receivable	(854)	2,161
Inventories	(1,621)	(1,357)
Prepaid expenses and other assets	109	625
Accounts payable	(2,734)	(3,955)
Accrued liabilities	1,779	(876)
Other	(202)	56
Net cash used in operating activities	(3,357)	(2,054)
Investing activities:
Capital expenditures	(718)	(339)
Proceeds from maturity of investments	16,000	8,000
Purchases of investments	(9,000)	—
Net cash provided by investing activities	6,282	7,661
Financing activities:
Cash dividends paid	(780)	(775)
Payment of financing lease principal	(45)	(30)
Other	—	4
Net cash used in financing activities	(825)	(801)
Effect of exchange rate changes on cash and cash equivalents	860	(368)
Increase in cash and cash equivalents	2,960	4,438
Cash and cash equivalents at beginning of period	30,535	42,019
Cash and cash equivalents at end of period	$33,495	$46,457

Richardson Electronics, Ltd.

Unaudited Consolidated Statement of Stockholders’ Equity

(in thousands, except per share amounts)

	Common	Class B Common	Par Value	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance May 30, 2020:	11,038	2,097	$657	$61,749	$54,764	$1,490	$118,660
Comprehensive income (loss)
Net loss	—	—	—	—	(1,147)	—	(1,147)
Foreign currency translation	—	—	—	—	—	2,136	2,136
Share-based compensation:
Restricted stock	—	—	—	131	—	—	131
Stock options	—	—	—	70	—	—	70
Common stock:
Restricted stock issuance	73	—	4	(4)	—	—	—
Dividends paid to:
Common ($0.060 per share)	—	—	—	—	(667)	—	(667)
Class B ($0.054 per share)	—	—	—	—	(113)	—	(113)
Balance August 29, 2020:	11,111	2,097	$661	$61,946	$52,837	$3,626	$119,070

	Common	Class B Common	Par Value	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance June 1, 2019:	10,957	2,097	$652	$61,012	$59,703	$2,390	$123,757
Comprehensive (loss) income
Net income	—	—	—	—	157	—	157
Foreign currency translation	—	—	—	—	—	(716)	(716)
Share-based compensation:
Restricted stock	—	—	—	99	—	—	99
Stock options	—	—	—	89	—	—	89
Common stock:
Restricted stock issuance	72	—	4	—	—	—	4
Dividends paid to:
Common ($0.060 per share)	—	—	—	—	(662)	—	(662)
Class B ($0.054 per share)	—	—	—	—	(113)	—	(113)
Balance August 31, 2019:	11,029	2,097	$656	$61,200	$59,085	$1,674	$122,615

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

We have three operating and reportable segments, which we define as follows:

Power and Microwave Technologies Group (“PMT”) combines our core engineered solutions capabilities, power grid and microwave tube business with new disruptive RF, Wireless and Power technologies. As a designer, manufacturer, technology partner and authorized distributor, PMT’s strategy is to provide specialized technical expertise and engineered solutions based on our core engineering and manufacturing capabilities on a global basis. We provide solutions and add value through design-in support, systems integration, prototype design and manufacturing, testing, logistics and aftermarket technical service and repair—all through our existing global infrastructure. PMT’s focus is on products for power, RF and microwave applications for customers in 5G, alternative energy, aviation, broadcast, communications, industrial, marine, medical, military, scientific and semiconductor markets. PMT focuses on various applications including broadcast transmission, CO2 laser cutting, diagnostic imaging, dielectric and induction heating, high energy transfer, high voltage switching, plasma, power conversion, radar and radiation oncology. PMT also offers its customers technical services for both microwave and industrial equipment.

Canvys provides customized display solutions serving the corporate enterprise, financial, healthcare, industrial and medical original equipment manufacturers markets. Our engineers design, manufacture, source and support a full spectrum of solutions to match the needs of our customers. We offer long term availability and proven custom display solutions that include touch screens, protective panels, custom enclosures, All-In-One computers, specialized cabinet finishes, application specific software packages and certification services. We partner with both private label manufacturing companies and leading branded hardware vendors to offer the highest quality display and touch solutions and customized computing platforms.

Healthcare manufactures, repairs, refurbishes and distributes high value replacement parts and equipment for the healthcare market including hospitals, medical centers, asset management companies, independent service organizations and multi-vendor service providers. Products include diagnostic imaging replacement parts for CT and MRI systems; replacement CT and MRI tubes; CT service training; MRI coils, cold heads and RF amplifiers; hydrogen thyratrons, klystrons, magnetrons; flat panel detector upgrades; pre-owned CT systems; and additional replacement solutions currently under development for the diagnostic imaging service market. Through a combination of newly developed products and partnerships, service offerings and training programs, we help our customers improve efficiency and deliver better clinical outcomes while lowering the cost of healthcare delivery.

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

Our fiscal quarter ends on the Saturday nearest the end of the quarter-ending month. The first three months of fiscal 2021 and fiscal 2020 both contained 13 weeks.

In the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results of interim periods have been made. All inter-company transactions and balances have been eliminated. The unaudited consolidated financial statements presented herein include the accounts of our wholly owned subsidiaries. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The results of our operations for the three months ended August 29, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending May 29, 2021.

The financial information contained in this report should be read in conjunction with our Annual Report on Form 10-K for the year ended May 30, 2020, that we filed on August 3, 2020.

3.  CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Inventories, net: Our consolidated inventories were stated at the lower of cost and net realizable value, generally using a weighted-average cost method. Our net inventories include approximately $53.3 million of finished goods, $4.0 million of raw materials and $2.9 million of work-in-progress as of August 29, 2020, as compared to approximately $51.8 million of finished goods, $3.6 million of raw materials and $2.1 million of work-in-progress as of May 30, 2020.

At this time, we do not anticipate any material risks or uncertainties related to possible future inventory write-downs. Provisions for obsolete or slow moving inventories are recorded based upon regular analysis of stock rotation privileges, obsolescence, the exiting of certain markets and assumptions about future demand and market conditions. If future demand changes in the industry, or market conditions differ from management’s estimates, additional provisions may be necessary. Inventory reserves were approximately $5.6 million as of August 29, 2020 and $5.4 million as of May 30, 2020.

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

The Company recognizes services revenue when repair, installation or training is performed. Based on our analysis of services revenue, ASU 2014-09 has an immaterial impact on the timing, amount or characterization of services revenue recognized by the Company. The services we provide are relatively short in duration and typically completed in one to two weeks. Therefore, at each reporting date, the amount of unbilled work performed is insignificant. The services revenue has consistently accounted for less than 5% of the Company’s total revenues and is expected to continue at that level.

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

Accrued Liabilities: Accrued liabilities consisted of the following (in thousands):

	August 29, 2020	May 30, 2020
Compensation and payroll taxes	$4,645	$3,469
Accrued severance	650	650
Professional fees	853	471
Deferred revenue	1,875	1,671
Other accrued expenses	4,279	4,063
Accrued Liabilities	$12,302	$10,324

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

Contract Liabilities: Contract liabilities and revenue recognized were as follows (in thousands):

	May 30, 2020	Additions	Revenue Recognized	August 29, 2020
Contract liabilities (deferred revenue)	$1,671	$799	$(595)	$1,875

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

Our intangible assets represent the fair value for trade name, customer relationships, non-compete agreements and technology acquired in connection with our acquisitions. Intangible assets subject to amortization were as follows (in thousands):

	August 29, 2020	May 30, 2020
Gross Amounts:
Trade Name	$659	$659
Customer Relationships(1)	3,408	3,388
Non-compete Agreements	177	177
Technology	230	230
Total Gross Amounts	$4,474	$4,454
Accumulated Amortization:
Trade Name	$659	$659
Customer Relationships	1,069	1,000
Non-compete Agreements	177	176
Technology	119	114
Total Accumulated Amortization	$2,024	$1,949
Net Intangible Assets	$2,450	$2,505

(1)	Change from prior periods reflect impact of foreign currency translation.

The amortization expense associated with the intangible assets subject to amortization for the next five years is presented in the following table (in thousands):

Fiscal Year	Amortization Expense
Remaining 2021	$185
2022	252
2023	246
2024	232
2025	219
Thereafter	1,316
Total amortization expense	$2,450

The weighted average number of years of amortization expense remaining is 13.4 years.

6.  INVESTMENTS

As of August 29, 2020, we had $9.0 million invested in a CD which matures in less than twelve months. The fair value of the investment was equal to the face value of the CD.

As of May 30, 2020, we had $16.0 million invested in CDs which mature in less than twelve months. The fair value of these investments was equal to the face value of the CDs.

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

Warranty reserves are established for costs that are expected to be incurred after the sale and delivery of products under warranty. Warranty reserves are included in accrued liabilities on our consolidated balance sheets. The warranty reserves are determined based on known product failures, historical experience and other available evidence. Warranty reserves were approximately $0.5 million as of August 29, 2020 and $0.5 million as of May 30, 2020.

8.  LEASE OBLIGATIONS AND OTHER COMMITMENTS

The Company leases real and personal property in the normal course of business under various operating leases and financing leases. The Company has two types of operating leases: leases for facility space and leases for automobiles. Most of the leased facility space is for sales and general office use. Automobile leases are used throughout the Company. The financing lease is for our computer servers.

The gross amounts of assets and liabilities related to both operating and financing leases at August 29, 2020 and May 30, 2020 were as follows (in thousands):

Lease Type	August 29, 2020	May 30, 2020
Operating lease ROU asset	$2,773	$3,018
Financing lease ROU asset	378	401
Total Lease ROU asset	$3,151	$3,419

Operating lease liability current	$1,265	$1,329
Financing lease liability current	158	156
Total lease liability current	$1,423	$1,485

Operating lease liability non-current	$1,582	$1,778
Financing lease liability non-current	119	163
Total lease liability non-current	$1,701	$1,941

The components of lease costs were as follows (in thousands):

		Three Months Ended
		August 29, 2020	August 31, 2019
Consolidated operating lease expense	Operating expenses	$488	$478

Consolidated financing lease amortization	Operating expenses	23	—
Consolidated financing lease interest	Interest expense	4	9
Consolidated financing lease expense		27	9

Net lease cost		$515	$487

The approximate future minimum lease payments under operating and financing leases at August 29, 2020 were as follows (in thousands):

Fiscal Year	Operating Leases	Financing Leases	Total
Remaining 2021	$1,098	$136	$1,234
2022	751	151	902
2023	511	—	511
2024	360	—	360
2025	221	—	221
Thereafter	124	—	124
Total lease payments	3,065	287	3,352
Less imputed interest	218	10	228
Net minimum lease payments	$2,847	$277	$3,124

The weighted average remaining lease terms and interest rates of leases held by the Company as of August 29, 2020 were as follows:

Lease Type	Weighted Average Remaining Lease Term in Years	Weighted Average Interest Rate
Operating leases	3.3	4.6%
Financing leases	1.6	4.6%

The cash outflows of the leasing activity of the Company as lessee for the three months ending August 29, 2020 were as follows (in thousands):

Cash Flow Source	Classification	Amount
Operating cash flows from operating leases	Operating activities	$261
Operating cash flows from financing leases	Operating activities	42
Finance cash flows from financing leases	Financing activities	45

9.  INCOME TAXES

We recorded an income tax provision of $0.1 million and $0.2 million for the first three months of fiscal 2021 and the first three months of fiscal 2020, respectively. The effective income tax rate during the first three months of fiscal 2021 was a tax provision of (12.1)% as compared to a tax provision of 53.0% during the first three months of fiscal 2020. The difference in rate during the first three months of fiscal 2021 as compared to the first three months of fiscal 2020 reflects changes in our geographical distribution of income (loss). The (12.1)% effective income tax rate differs from the federal statutory rate of 21% as a result of our geographical distribution of income (loss) and the movement of the valuation allowance against our U.S. state and federal net deferred tax assets.

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

We have historically determined that certain undistributed earnings of our foreign subsidiaries, to the extent of cash available, will be repatriated to the U.S. The deferred tax liability on the outside basis difference is now primarily withholding tax on future dividend distributions. We have provided a deferred tax liability of less than $0.1 million as of both August 29, 2020 and as of May 30, 2020.

As of August 29, 2020 and as of May 30, 2020, our worldwide liability for uncertain tax positions related to continuing operations was $0.1 million, excluding interest and penalties. We record penalties and interest related to uncertain tax positions in the income tax expense line item within the consolidated statements of comprehensive income (loss).

The valuation allowance against the net deferred tax assets that will more likely than not be realized was $12.7 million as of August 29, 2020. The valuation allowance against the net deferred tax assets was $12.3 million as of May 30, 2020 as no material additional domestic federal and state net deferred tax assets were generated during the first quarter of fiscal 2021 from losses in the U.S. jurisdiction. A full valuation allowance on the U.S. and state deferred tax assets will be maintained until sufficient positive evidence related to sources of future taxable income exists to support a reversal of the valuation allowance. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth.

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

The earnings per share (“EPS”) presented in our unaudited consolidated statements of comprehensive income (loss) were based on the following amounts (in thousands, except per share amounts):

	Three Months Ended
	August 29, 2020		August 31, 2019
	Basic	Diluted	Basic	Diluted
Numerator for Basic and Diluted EPS:
Net (loss) income	$(1,147)	$(1,147)	$157	$157
Less dividends:
Common stock	667	667	662	662
Class B common stock	113	113	113	113
Undistributed losses	$(1,927)	$(1,927)	$(618)	$(618)
Common stock undistributed losses	$(1,646)	$(1,646)	$(527)	$(527)
Class B common stock undistributed losses	(281)	(281)	(91)	(91)
Total undistributed losses	$(1,927)	$(1,927)	$(618)	$(618)
Denominator for Basic and Diluted EPS:
Common stock weighted average shares	11,070	11,070	10,990	10,990
Class B common stock weighted average shares, and shares under if-converted method for diluted EPS	2,097	2,097	2,097	2,097
Effect of dilutive securities
Dilutive stock options		—		—
Denominator for diluted EPS adjusted for weighted average shares and assumed conversions		13,167		13,087
Net (loss) income per share:
Common stock	$(0.09)	$(0.09)	$0.01	$0.01
Class B common stock	$(0.08)	$(0.08)	$0.01	$0.01

Note: Common stock options that were anti-dilutive and not included in diluted earnings per common share for the first quarter of fiscal 2021 and fiscal 2020 were 1,593 and 1,502, respectively.

11.  SEGMENT REPORTING

In accordance with ASC 280-10, Segment Reporting, we have identified three reportable segments as follows:

PMT combines our core engineered solutions capabilities, power grid and microwave tube business with new disruptive RF, Wireless and Power technologies. As a designer, manufacturer, technology partner and authorized distributor, PMT’s strategy is to provide specialized technical expertise and engineered solutions based on our core engineering and manufacturing capabilities on a global basis. We provide solutions and add value through design-in support, systems integration, prototype design and manufacturing, testing, logistics and aftermarket technical service and repair—all through our existing global infrastructure. PMT’s focus is on products for power, RF and microwave applications for customers in 5G, alternative energy, aviation, broadcast, communications, industrial, marine, medical, military, scientific and semiconductor markets. PMT focuses on various applications including broadcast transmission, CO2 laser cutting, diagnostic imaging, dielectric and induction heating, high energy transfer, high voltage switching, plasma, power conversion, radar and radiation oncology. PMT also offers its customers technical services for both microwave and industrial equipment.

Canvys provides customized display solutions serving the corporate enterprise, financial, healthcare, industrial and medical original equipment manufacturers markets. Our engineers design, manufacture, source and support a full spectrum of solutions to match the needs of our customers. We offer long term availability and proven custom display solutions that include touch screens, protective panels, custom enclosures, All-In-One computers, specialized cabinet finishes, application specific software packages and certification services. We partner with both private label manufacturing companies and leading branded hardware vendors to offer the highest quality display and touch solutions and customized computing platforms.

Healthcare manufactures, repairs, refurbishes and distributes high value replacement parts and equipment for the healthcare market including hospitals, medical centers, asset management companies, independent service organizations and multi-vendor service providers. Products include diagnostic imaging replacement parts for CT and MRI systems; replacement CT and MRI tubes; CT service training; MRI coils, cold heads and RF amplifiers; hydrogen thyratrons, klystrons, magnetrons; flat panel detector upgrades; pre-owned CT systems; and additional replacement solutions currently under development for the diagnostic imaging service market. Through a combination of newly developed products and partnerships, service offerings and training programs, we help our customers improve efficiency and deliver better clinical outcomes while lowering the cost of healthcare delivery.

The CEO, who is the chief operating decision maker, evaluates performance and allocates resources primarily based on the gross profit of each segment.

Operating results by segment are summarized in the following table (in thousands):

	Three Months Ended
	August 29, 2020	August 31, 2019
PMT
Net Sales	$30,252	$30,567
Gross Profit	9,971	9,679
Canvys
Net Sales	$6,712	$7,277
Gross Profit	2,284	2,321
Healthcare
Net Sales	$1,848	$2,809
Gross Profit	104	951

Geographic net sales information is primarily grouped by customer destination into five areas: North America; Asia/Pacific; Europe; Latin America; and Other.

Net sales and gross profit by geographic region are summarized in the following table (in thousands):

	Three Months Ended
	August 29, 2020	August 31, 2019
Net Sales
North America	$16,129	$17,234
Asia/Pacific	10,035	8,523
Europe	10,687	12,924
Latin America	1,927	1,978
Other (1)	34	(6)
Total	$38,812	$40,653
Gross Profit
North America	$6,017	$6,307
Asia/Pacific	3,078	2,593
Europe	3,356	4,131
Latin America	662	700
Other (1)	(754)	(780)
Total	$12,359	$12,951

(1)	Other includes primarily net sales not allocated to a specific geographical region, unabsorbed value-add costs and other unallocated expenses.

We sell our products to customers in diversified industries and perform periodic credit evaluations of our customers’ financial condition. Terms are generally on open account, payable net 30 days in North America, and vary throughout Asia/Pacific, Europe and Latin America. Estimates of credit losses are recorded in the financial statements based on monthly reviews of outstanding accounts.

12. RISKS AND UNCERTAINTIES

Litigation

On October 15, 2018, Varex Imaging Corporation (“Varex”) filed its original Complaint (Case No. 1:18-cv-06911) against Richardson Electronics Ltd. (“Richardson”) in the Northern District of Illinois, which was subsequently amended on November 27, 2018. Varex alleged counts of infringement of U.S. Patent Nos. 6,456,692 and 6,519,317. Subsequently, on October 24, 2018, Varex filed a motion for preliminary injunction to stop the sale of Richardson’s ALTA750 TM product. Richardson filed an opposition to the preliminary injunction. In January 2019, the Court took evidence on the preliminary injunction issue. On September 30, 2019, the Court denied Varex’s Motion for Preliminary Injunction. On August 6, 2020, Varex amended its Complaint to add claims of trade secret misappropriation and Richardson moved to dismiss that Amended Complaint on September 9, 2020. Richardson believes the lawsuit to be without merit and a loss is not probable or estimable based on the information at the time the financial statements were issued.

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

The impact of the COVID-19 outbreak continues to evolve. As such, the full magnitude that the pandemic will have on the Company’s financial condition, liquidity and future results of operations is uncertain. Management is actively monitoring the global situation on its financial condition, liquidity, operations, suppliers, industry and workforce. As the spread of COVID-19 continues, our ability to meet customer demands for products may be impaired or, similarly, our customers may experience adverse business consequences due to COVID-19. Reduced demand for products or impaired ability to meet customer demand (including disruptions at our transportation service providers or vendors) could have a material adverse effect on our business, operations and financial performance. Some of the decline in the first three months of fiscal 2021 PMT and Canvys sales and the decrease in Healthcare sales was primarily due to the COVID-19 global pandemic. While we had some COVID-19 related component delays impacting new product development schedules, we did not experience a major interruption in our supply chain. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not presently able to estimate the effects of COVID-19 on its results of operations, financial condition or liquidity for fiscal year 2021.

Company Response to CARES Act

On March 27, 2020, Congress enacted the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act to provide certain relief as a result of the COVID-19 outbreak. The CARES Act includes provisions relating to refundable payroll tax credits, deferral of employer-side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, increased limitations on qualified charitable contributions and technical corrections to tax depreciation methods for qualified improvement property. As of August 29, 2020, the Company deferred $0.5 million of employer-side social security tax payments. The Company has estimated and recorded the overall effects of the CARES Act and does not anticipate a material change.

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

As of August 29, 2020, we held an investment that was required to be measured at fair value on a recurring basis. Our investment consisted of a CD where face value was equal to fair value.

Investments measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of August 29, 2020 and May 30, 2020 were as follows (in thousands):

Level 1
August 29, 2020
CD	$9,000
Total	$9,000
May 30, 2020
CDs	$16,000
Total	$16,000

14. RELATED PARTY TRANSACTION

On June 15, 2015, the Company entered into a lease agreement for the IMES facility with LDL, LLC. The Executive Vice President of IMES, Lee A. McIntyre III (former owner of IMES), has an ownership interest in LDL, LLC. The lease agreement has been extended as detailed in Exhibit 10.2, filed with our Annual Report on Form 10-K for the year ended May 30, 2020, filed August 3, 2020. The lease agreement provides for monthly payments over five years with total future minimum lease payments of $0.7 million. Rental expense related to this lease amounted to less than $0.1 million for the three months ended August 29, 2020 and for the three months ended August 31, 2019.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this report may constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. The terms “may,” “should,” “could,” “anticipate,” “believe,” “continues,” “estimate,” “expect,” “intend,” “objective,” “plan,” “potential,” “project” and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. These statements are based on management’s current expectations, intentions or beliefs and are subject to a number of factors, assumptions and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Factors that could cause or contribute to such differences or that might otherwise impact the business include the risk factors set forth in Item 1A of this quarterly report on Form 10Q for the quarter ended August 29, 2020 as well as our Annual Report on Form 10-K filed on August 3, 2020. We undertake no obligation to update any such factor or to publicly announce the results of any revisions to any forward-looking statements contained herein whether as a result of new information, future events or otherwise.

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
•

Results of Operations – an analysis and comparison of our consolidated results of operations for the three month periods ended August 29, 2020 and August 31, 2019, as reflected in our consolidated statements of comprehensive income (loss).

•

Liquidity, Financial Position and Capital Resources – a discussion of our primary sources and uses of cash for the three month periods ended August 29, 2020 and August 31, 2019, and a discussion of changes in our financial position.

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

We have three operating and reportable segments which we define as follows:

Power and Microwave Technologies Group (“PMT”) combines our core engineered solutions capabilities, power grid and microwave tube business with new disruptive RF, Wireless and Power technologies. As a designer, manufacturer, technology partner and authorized distributor, PMT’s strategy is to provide specialized technical expertise and engineered solutions based on our core engineering and manufacturing capabilities on a global basis. We provide solutions and add value through design-in support, systems integration, prototype design and manufacturing, testing, logistics and aftermarket technical service and repair—all through our existing global infrastructure. PMT’s focus is on products for power, RF and microwave applications for customers in 5G, alternative energy, aviation, broadcast, communications, industrial, marine, medical, military, scientific and semiconductor markets. PMT focuses on various applications including broadcast transmission, CO2 laser cutting, diagnostic imaging, dielectric and induction heating, high energy transfer, high voltage switching, plasma, power conversion, radar and radiation oncology. PMT also offers its customers technical services for both microwave and industrial equipment.

Canvys provides customized display solutions serving the corporate enterprise, financial, healthcare, industrial and medical original equipment manufacturers markets. Our engineers design, manufacture, source and support a full spectrum of solutions to match the needs of our customers. We offer long term availability and proven custom display solutions that include touch screens, protective panels, custom enclosures, All-In-One computers, specialized cabinet finishes, application specific software packages and certification services. Our volume commitments are lower than the large display manufacturers, making us the ideal choice for companies with very specific design requirements. We partner with both private label manufacturing companies and leading branded hardware vendors to offer the highest quality display and touch solutions and customized computing platforms.

Healthcare manufactures, repairs, refurbishes and distributes high value replacement parts and equipment for the healthcare market including hospitals, medical centers, asset management companies, independent service organizations and multi-vendor service providers. Products include diagnostic imaging replacement parts for CT and MRI systems; replacement CT and MRI tubes; CT service training; MRI coils, cold heads and RF amplifiers; hydrogen thyratrons, klystrons, magnetrons; flat panel detector upgrades; pre-owned CT systems; and additional replacement solutions currently under development for the diagnostic imaging service market. Through a combination of newly developed products and partnerships, service offerings and training programs, we help our customers improve efficiency and deliver better clinical outcomes while lowering the cost of healthcare delivery.

We currently have operations in the following major geographic regions: North America, Asia/Pacific, Europe and Latin America.

RESULTS OF OPERATIONS

Financial Summary – Three Months Ended August 29, 2020

•	The first three months of fiscal 2021 and fiscal 2020 each contained 13 weeks.
•	Net sales during the first quarter of fiscal 2021 were $38.8 million, a decrease of 4.5%, compared to net sales of $40.7 million during the first quarter of fiscal 2020.
•	Gross margin decreased slightly to 31.8% during the first quarter of fiscal 2021 compared to 31.9% during the first quarter of fiscal 2020.
•

Selling, general and administrative expenses were $13.0 million, or 33.4% of net sales, during the first quarter of fiscal 2021 compared to $12.8 million, or 31.6% of net sales, during the first quarter of fiscal 2020.

•	Operating loss during the first quarter of fiscal 2021 was $0.6 million compared to operating income of $0.1 million during the first quarter of fiscal 2020.
•	Net loss during the first quarter of fiscal 2021 was $1.1 million compared to net income of $0.2 million during the first quarter of fiscal 2020.

Net Sales and Gross Profit Analysis

Net sales by segment and percent change during the first quarter of fiscal 2021 and fiscal 2020 were as follows (in thousands):

Net Sales	Three Months Ended		FY21 vs. FY20
	August 29, 2020	August 31, 2019	% Change
PMT	$30,252	$30,567	-1.0%
Canvys	6,712	7,277	-7.8%
Healthcare	1,848	2,809	-34.2%
Total	$38,812	$40,653	-4.5%

During the first quarter of fiscal 2021, consolidated net sales decreased 4.5% compared to the first quarter of fiscal 2020. Sales for PMT decreased 1.0%, sales for Canvys decreased 7.8% and sales for Healthcare decreased 34.2%. The decrease in PMT was mainly due to economic softness in the power grid tube business and the effect of the coronavirus, partially offset by strong growth from our Power and Microwave new technology partners in various applications including 5G infrastructure, and increased year-over- year revenue from our Semiconductor Wafer Fabrication customers buying engineered solutions. The decrease in Canvys was due to continuing struggles in the European market partially offset by strong sales in the North American market. The decrease in Healthcare was due to the impact of the coronavirus global pandemic as well as ongoing economic issues in Latin America.

Gross profit by segment and percent of net sales for the first quarter of fiscal 2021 and fiscal 2020 were as follows (in thousands):

Gross Profit	Three Months Ended
	August 29, 2020	% of Net Sales	August 31, 2019	% of Net Sales
PMT	$9,971	33.0%	$9,679	31.7%
Canvys	2,284	34.0%	2,321	31.9%
Healthcare	104	5.6%	951	33.9%
Total	$12,359	31.8%	$12,951	31.9%

Gross profit reflects the distribution and manufacturing product margin less manufacturing variances, inventory obsolescence charges, customer returns, scrap and cycle count adjustments, engineering costs and other provisions.

Consolidated gross profit decreased to $12.4 million during the first quarter of fiscal 2021 compared to $13.0 million during the first quarter of fiscal 2020. Consolidated gross margin as a percentage of net sales decreased slightly to 31.8% during the first quarter of fiscal 2021 from 31.9% during the first quarter of fiscal 2020, primarily due to under absorbed manufacturing expenses in Healthcare partially offset by favorable product mix in both PMT and Canvys and improved manufacturing efficiencies in PMT.

Power and Microwave Technologies Group

PMT net sales decreased 1.0% to $30.3 million during the first quarter of fiscal 2021 from $30.6 million during the first quarter of fiscal 2020. The decrease was mainly due to economic softness in the power grid tube business and the effect of the coronavirus, partially offset by strong growth from our Power and Microwave new technology partners in various applications including 5G infrastructure, and increased year-over-year revenue from our Semiconductor Wafer Fabrication customers buying engineered solutions. Gross margin as a percentage of net sales increased to 33.0% during the first quarter of fiscal 2021 as compared to 31.7% during the first quarter of fiscal 2020 primarily due to favorable product mix and improved manufacturing efficiencies.

Canvys

Canvys net sales decreased 7.8% to $6.7 million during the first quarter of fiscal 2021 from $7.3 million during the first quarter of fiscal 2020 due to continuing struggles in the European market partially offset by strong sales in the North American market. Gross margin as a percentage of net sales increased to 34.0% during the first quarter of fiscal 2021 from 31.9% during the first quarter of fiscal 2020 due to favorable product mix.

Healthcare

Healthcare net sales decreased 34.2% to $1.8 million during the first quarter of fiscal 2021 from $2.8 million during the first quarter of fiscal 2020. The decrease in sales was primarily due to the impact of the global pandemic as well as ongoing economic issues in Latin America. Gross margin as a percentage of net sales decreased to 5.6% during the first quarter of fiscal 2021 as compared to 33.9% during the first quarter of fiscal 2020 primarily due to under absorbed manufacturing expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $13.0 million during the first quarter of fiscal 2021 from $12.8 million in the first quarter of fiscal 2020, primarily due to higher employee compensation expenses and higher legal expenses, partially offset by lower travel expenses.

Other Income/Expense

Other income/expense was expense of $0.4 million during the first quarter of fiscal 2021, compared to income of $0.2 million during the first quarter of fiscal 2020. Other income/expense during the first quarter of fiscal 2021 included $0.4 million of foreign exchange losses. Other income/expense during the first quarter of fiscal 2020 included $0.1 million of investment/interest income and $0.1 million of foreign exchange gains. Our foreign exchange gains and losses are primarily due to the translation of U.S. dollars held in non-U.S. entities. We currently do not utilize derivative instruments to manage our exposure to foreign currency.

Income Tax Provision

We recorded an income tax provision of $0.1 million and $0.2 million for the first three months of fiscal 2021 and the first three months of fiscal 2020, respectively. The effective income tax rate during the first three months of fiscal 2021 was a tax provision of (12.1)% as compared to a tax provision of 53.0% during the first three months of fiscal 2020. The difference in rate during the first three months of fiscal 2021 as compared to the first three months of fiscal 2020 reflects changes in our geographical distribution of income (loss). The (12.1)% effective income tax rate differs from the federal statutory rate of 21% as a result of our geographical distribution of income (loss) and the movement of the valuation allowance against our U.S. state and federal net deferred tax assets.

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

Net (Loss) Income and Per Share Data

Net loss during the first quarter of fiscal 2021 was $1.1 million or ($0.09) per diluted common share and ($0.08) per Class B diluted common share as compared to net income of $0.2 million during the first quarter of fiscal 2020 or $0.01 per diluted common share and $0.01 per Class B diluted common share.

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

Our operations and cash needs have been primarily financed through cash on hand and investments.

Cash and cash equivalents were $33.5 million at August 29, 2020. Investments included a CD classified as short-term investment of $9.0 million. Total cash and investments were $42.5 million at August 29, 2020. Cash, cash equivalents and investment at August 29, 2020 consisted of $28.3 million in North America, $7.2 million in Europe, $0.9 million in Latin America and $6.1 million in Asia/Pacific.

Cash, cash equivalents and investments were $46.5 million at May 30, 2020. Cash, cash equivalents and investments at May 30, 2020, consisted of $30.6 million in North America, $8.3 million in Europe, $0.9 million in Latin America and $6.7 million in Asia/Pacific. We repatriated a total of $8.5 million to the United States in fiscal 2020 from several of our foreign entities. This amount includes $4.4 million from our entities in Germany and the Netherlands in the second quarter of fiscal 2020, $1.5 million from our entity in Japan in the third quarter of fiscal 2020 and $1.0 million from our entity in Italy in the fourth quarter of fiscal 2020. Although the Tax Cuts and Jobs Act generally eliminated federal income tax on future cash repatriation to the United States, cash repatriation may be subject to state and local taxes, withholding or similar taxes. See Note 9 “Income Taxes” of the notes to our consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended May 30, 2020, filed August 3, 2020 for further information.

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

Operating activities used $3.4 million of cash during the first three months of fiscal 2021. We had a net loss of $1.1 million during the first three months of fiscal 2021, which included non-cash stock-based compensation expense of $0.2 million associated with the issuance of stock option and restricted stock awards, $0.2 million for inventory reserve provisions and depreciation and amortization expense of $0.9 million associated with our property and equipment as well as amortization of our intangible assets. Changes in our operating assets and liabilities resulted in a use of cash of $3.5 million during the first three months of fiscal 2021, net of foreign currency exchange gains and losses, included a decrease of $2.7 million in accounts payable, an increase in inventory of $1.6 million and an increase in accounts receivable of $0.9 million, partially offset by an increase in accrued liabilities of $1.8 million. The decrease in our accounts payable was due to timing of payments for some of our larger vendors for both inventory and services. The majority of the inventory increase was to support the electron tube and semi-conductor wafer fab equipment business. The increase in accounts receivable was primarily due to the sales increase compared to the fourth quarter of fiscal 2020. The increase in accrued liabilities is mainly due to timing of employee compensation and payroll tax payments.

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

Cash Flows from Investing Activities

The cash flow provided by and used in investing activities consisted primarily of purchases of investments and capital expenditures partially offset by proceeds from the maturities of investments.

Cash provided by investing activities of $6.3 million during the first three months of fiscal 2021 included proceeds from the maturities of investments of $16.0 million, partially offset by purchases of investments of $9.0 million and $0.7 million in capital expenditures. Capital expenditures related primarily to capital used for our Healthcare business and our IT system.

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

Cash used in financing activities of $0.8 million during the first three months of fiscal 2021 primarily resulted from cash used to pay dividends.

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

The interpretation and analysis of these disclosures should not be considered in isolation since such variances in exchange rates would likely influence other economic factors. Such factors, which are not readily quantifiable, would likely also affect our operations. Additional disclosure regarding various market risks are set forth in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended May 30, 2020, filed August 3, 2020.

ITEM 4.	CONTROLS AND PROCEDURES
(a)	Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of August 29, 2020.

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

(b)	Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the first quarter of fiscal 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On October 15, 2018, Varex Imaging Corporation (“Varex”) filed its original Complaint (Case No. 1:18-cv-06911) against Richardson Electronics Ltd. (“Richardson”) in the Northern District of Illinois, which was subsequently amended on November 27, 2018. Varex alleged counts of infringement of U.S. Patent Nos. 6,456,692 and 6,519,317. Subsequently, on October 24, 2018, Varex filed a motion for preliminary injunction to stop the sale of Richardson’s ALTA750 TM product. Richardson filed an opposition to the preliminary injunction. In January 2019, the Court took evidence on the preliminary injunction issue. On September 30, 2019, the Court denied Varex’s Motion for Preliminary Injunction. On August 6, 2020, Varex amended its Complaint to add claims of trade secret misappropriation and Richardson moved to dismiss that Amended Complaint on September 9, 2020. Richardson believes the lawsuit to be without merit and a loss is not probable or estimable based on the information at the time the financial statements were issued.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended May 30, 2020, filed August 3, 2020.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ITEM 5.	OTHER INFORMATION

Submission of Matters to a Vote of Security Holders

We held our annual meeting of stockholders on October 6, 2020. At the annual meeting, our stockholders (i) elected each of the nominees listed below to the Company's Board of Directors to serve for a term expiring at the 2021 Annual Meeting; (ii) ratified the selection of BDO USA, LLP as our independent registered public accounting firm for fiscal year 2021; (iii) approved, on an advisory basis, the compensation of the Company's named executive officers, and (iv) approved an amendment and restatement of the Richardson Electronics, Ltd. 2011 Long-Term Incentive Plan.

The final results for the votes regarding each proposal are set forth below.

1.	The voting results with respect to the election of each director were as follows:

Nominee	For	Abstain/Withhold	Broker Non-Votes
Edward J. Richardson	26,610,120	1,296,994	2,328,841
Jacques Belin	26,613,566	1,293,548	2,328,841
James Benham	26,612,359	1,294,755	2,328,841
Kenneth Halverson	26,613,568	1,293,546	2,328,841
Robert H. Kluge	26,620,983	1,286,131	2,328,841
Paul J. Plante	26,164,944	1,742,170	2,328,841

2.

The voting results with respect to the ratification of the selection of BDO USA, LLP as our independent registered public accounting firm for fiscal year 2021 was approved with 30,191,566 votes “FOR”, 37,475 votes “AGAINST” and 6,914 votes “ABSTAIN/WITHHOLD”.

3.

The voting results with respect to the approval, on an advisory basis, the compensation of our Named Executive Officers was approved with 25,640,188 votes “FOR”, 2,070,522 votes “AGAINST”, 196,404 votes “ABSTAIN/WITHHOLD” and 2,328,841 broker non-votes.

4.

The voting results with respect to the approval of an amendment and restatement of the Richardson Electronics, Ltd. 2011 Long-Term Incentive Plan was approved with 26,387,222 votes “FOR”, 1,467,647 votes “AGAINST”, 52,245 votes “ABSTAIN/WITHHOLD” and 2,328,841 broker non-votes.

ITEM 6.	EXHIBITS

Exhibit Index

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Annex III of the Proxy Statement dated August 22, 2014).

3.2	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 15, 2017).

10.1

Amendment, dated June 4, 2020, to the Employment, Nondisclosure and Non-Compete Agreement between the Company and Lee A. McIntyre III dated June 15, 2015 (incorporated by reference to the Company’s Current Report on Form 10-K, filed with the Securities and Exchange Commission on August 3, 2020).

10.2 †

Richardson Electronics, Ltd. Amended and Restated 2011 Long-Term Incentive Plan (incorporated by reference to Annex A of the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on August 24, 2020).

31.1	Certification of Edward J. Richardson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Robert J. Ben pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 104

The following financial information from our Quarterly Report on Form 10-Q for the first quarter of fiscal 2021, filed with the SEC on October 8, 2020, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Comprehensive Income (Loss), (iii) the Unaudited Consolidated Statements of Cash Flows, (iv) the Unaudited Consolidated Statement of Stockholders’ Equity and (v) Notes to Unaudited Consolidated Financial Statements.

Cover Page Interactive Data File (embedded within the Inline XBRL document)

† Executive Compensation Plan or Agreement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RICHARDSON ELECTRONICS, LTD.

Date: October 8, 2020	By:	/s/ Robert J. Ben
Robert J. Ben Chief Financial Officer and Chief Accounting Officer (on behalf of the Registrant and as Principal Financial Officer)