Form 10-Q
period 2020-11-28
RICHARDSON ELECTRONICS LTD/DE
filed 2021-01-07
CIK 355948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 28, 2020

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

As of January 5, 2021, there were outstanding 11,110,735 shares of Common Stock, $0.05 par value and 2,096,919 shares of Class B Common Stock, $0.05 par value, which are convertible into Common Stock of the registrant on a share for share basis.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Richardson Electronics, Ltd.

Consolidated Balance Sheets

(in thousands, except per share amounts)

	Unaudited	Audited
	November 28, 2020	May 30, 2020
Assets
Current assets:
Cash and cash equivalents	$37,023	$30,535
Accounts receivable, less allowance of $256 and $334, respectively	21,077	20,197
Inventories, net	59,538	57,492
Prepaid expenses and other assets	2,798	2,442
Investments - current	9,000	16,000
Total current assets	129,436	126,666
Non-current assets:
Property, plant and equipment, net	17,358	17,674
Intangible assets, net	2,388	2,505
Lease ROU asset	2,857	3,419
Non-current deferred income taxes	529	456
Total non-current assets	23,132	24,054
Total assets	$152,568	$150,720
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,089	$17,372
Accrued liabilities	13,998	10,324
Lease liability current	1,280	1,485
Total current liabilities	30,367	29,181
Non-current liabilities:
Non-current deferred income tax liabilities	171	161
Lease liability non-current	1,512	1,941
Other non-current liabilities	884	777
Total non-current liabilities	2,567	2,879
Total liabilities	32,934	32,060
Stockholders’ equity
Common stock, $0.05 par value; issued and outstanding 11,111 shares on November 28, 2020 and 11,038 shares on May 30, 2020	556	552
Class B common stock, convertible, $0.05 par value; issued and outstanding 2,097 shares on November 28, 2020 and May 30, 2020	105	105
Preferred stock, $1.00 par value, no shares issued	—	—
Additional paid-in-capital	62,124	61,749
Retained earnings	52,746	54,764
Accumulated other comprehensive income	4,103	1,490
Total stockholders’ equity	119,634	118,660
Total liabilities and stockholders’ equity	$152,568	$150,720

Richardson Electronics, Ltd.

Unaudited Consolidated Statements of Comprehensive Income (Loss)

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	November 28, 2020	November 30, 2019	November 28, 2020	November 30, 2019
Statements of Comprehensive Income (Loss)
Net sales	$42,418	$39,634	$81,230	$80,287
Cost of sales	28,075	26,954	54,528	54,656
Gross profit	14,343	12,680	26,702	25,631
Selling, general and administrative expenses	13,491	13,161	26,467	26,008
Loss on disposal of assets	—	—	—	1
Operating income (loss)	852	(481)	235	(378)
Other expense (income):
Investment/interest income	(15)	(123)	(33)	(243)
Foreign exchange loss	143	199	585	89
Other, net	(18)	(15)	(36)	(16)
Total other expense (income)	110	61	516	(170)
Income (loss) before income taxes	742	(542)	(281)	(208)
Income tax provision	53	80	177	257
Net income (loss)	689	(622)	(458)	(465)
Foreign currency translation gain (loss), net of tax	477	222	2,613	(494)
Comprehensive income (loss)	$1,166	$(400)	$2,155	$(959)
Net income (loss) per share
Common shares - Basic	$0.05	$(0.05)	$(0.04)	$(0.04)
Class B common shares - Basic	$0.05	$(0.04)	$(0.03)	$(0.03)
Common shares - Diluted	$0.05	$(0.05)	$(0.04)	$(0.04)
Class B common shares - Diluted	$0.05	$(0.04)	$(0.03)	$(0.03)
Weighted average number of shares:
Common shares – Basic	11,111	11,038	11,090	11,014
Class B common shares – Basic	2,097	2,097	2,097	2,097
Common shares – Diluted	11,128	11,038	11,090	11,014
Class B common shares – Diluted	2,097	2,097	2,097	2,097
Dividends per common share	$0.060	$0.060	$0.120	$0.120
Dividends per Class B common share	$0.054	$0.054	$0.108	$0.108

Richardson Electronics, Ltd.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended		Six Months Ended
	November 28, 2020	November 30, 2019	November 28, 2020	November 30, 2019
Operating activities:
Net income (loss)	$689	$(622)	$(458)	$(465)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	873	825	1,746	1,658
Inventory provisions	215	120	452	281
Loss on disposal of assets	—	—	—	1
Share-based compensation expense	178	182	379	370
Deferred income taxes	(55)	23	(53)	(25)
Change in assets and liabilities:
Accounts receivable	687	(335)	(167)	1,826
Inventories	613	(2,062)	(1,008)	(3,419)
Prepaid expenses and other assets	(381)	(423)	(272)	202
Accounts payable	211	2,590	(2,523)	(1,365)
Accrued liabilities	1,633	486	3,412	(390)
Other	(236)	(165)	(438)	(109)
Net cash provided by (used in) operating activities	4,427	619	1,070	(1,435)
Investing activities:
Capital expenditures	(562)	(475)	(1,280)	(814)
Proceeds from maturity of investments	—	—	16,000	8,000
Purchases of investments	—	(13,000)	(9,000)	(13,000)
Net cash (used in) provided by investing activities	(562)	(13,475)	5,720	(5,814)
Financing activities:
Proceeds from issuance of common stock	—	59	—	59
Cash dividends paid	(780)	(775)	(1,560)	(1,550)
Payment of financing lease principal	(46)	(45)	(91)	(75)
Other	—	(4)	—	—
Net cash used in financing activities	(826)	(765)	(1,651)	(1,566)
Effect of exchange rate changes on cash and cash equivalents	489	218	1,349	(150)
Increase (decrease) in cash and cash equivalents	3,528	(13,403)	6,488	(8,965)
Cash and cash equivalents at beginning of period	33,495	46,457	30,535	42,019
Cash and cash equivalents at end of period	$37,023	$33,054	$37,023	$33,054

Richardson Electronics, Ltd.

Unaudited Consolidated Statement of Stockholders’ Equity

(in thousands, except per share amounts)

	Common	Class B Common	Par Value	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance May 30, 2020:	11,038	2,097	$657	$61,749	$54,764	$1,490	$118,660
Comprehensive income
Net loss	—	—	—	—	(458)	—	(458)
Foreign currency translation	—	—	—	—	—	2,613	2,613
Share-based compensation:
Restricted stock	—	—	—	259	—	—	259
Stock options	—	—	—	120	—	—	120
Common stock:
Restricted stock issuance	73	—	4	(4)	—	—	—
Dividends paid to:
Common ($0.120 per share)	—	—	—	—	(1,333)	—	(1,333)
Class B ($0.108 per share)	—	—	—	—	(227)	—	(227)
Balance November 28, 2020:	11,111	2,097	$661	$62,124	$52,746	$4,103	$119,634

Balance August 29, 2020:	11,111	2,097	$661	$61,946	$52,837	$3,626	$119,070
Comprehensive income
Net income	—	—	—	—	689	—	689
Foreign currency translation	—	—	—	—	—	477	477
Share-based compensation:
Restricted stock	—	—	—	128	—	—	128
Stock options	—	—	—	50	—	—	50
Dividends paid to:
Common ($0.060 per share)	—	—	—	—	(666)	—	(666)
Class B ($0.054 per share)	—	—	—	—	(114)	—	(114)
Balance November 28, 2020:	11,111	2,097	$661	$62,124	$52,746	$4,103	$119,634

	Common	Class B Common	Par Value	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance June 1, 2019:	10,957	2,097	$652	$61,012	$59,703	$2,390	$123,757
Comprehensive loss
Net loss	—	—	—	—	(465)	—	(465)
Foreign currency translation	—	—	—	—	—	(494)	(494)
Share-based compensation:
Restricted stock	—	—	—	214	—	—	214
Stock options	—	—	—	156	—	—	156
Common stock:
Options exercised	10	—	1	58	—	—	59
Restricted stock issuance	71	—	4	(4)	—	—	—
Dividends paid to:
Common ($0.120 per share)	—	—	—	—	(1,324)	—	(1,324)
Class B ($0.108 per share)	—	—	—	—	(226)	—	(226)
Balance November 30, 2019:	11,038	2,097	$657	$61,436	$57,688	$1,896	$121,677

Balance August 31, 2019:	11,029	2,097	$656	$61,200	$59,085	$1,674	$122,615
Comprehensive (loss) income
Net loss	—	—	—	—	(622)	—	(622)
Foreign currency translation	—	—	—	—	—	222	222
Share-based compensation:
Restricted stock	—	—	—	115	—	—	115
Stock options	—	—	—	67	—	—	67
Common stock:
Options exercised	10	—	1	58	—	—	59
Restricted stock issuance	(1)	—	—	(4)	—	—	(4)
Dividends paid to:
Common ($0.060 per share)	—	—	—	—	(662)	—	(662)
Class B ($0.054 per share)	—	—	—	—	(113)	—	(113)
Balance November 30, 2019:	11,038	2,097	$657	$61,436	$57,688	$1,896	$121,677

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

Our fiscal quarter ends on the Saturday nearest the end of the quarter-ending month. The second quarter of fiscal 2021 and fiscal 2020 both contained 13 weeks. The first six months of fiscal 2021 and fiscal 2020 both contained 26 weeks.

In the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results of interim periods have been made. All inter-company transactions and balances have been eliminated. The unaudited consolidated financial statements presented herein include the accounts of our wholly owned subsidiaries. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The results of our operations for the three and six months ended November 28, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending May 29, 2021.

The financial information contained in this report should be read in conjunction with our Annual Report on Form 10-K for the year ended May 30, 2020, that we filed on August 3, 2020.

3.  CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Inventories, net: Our consolidated inventories were stated at the lower of cost and net realizable value, generally using a weighted-average cost method. Our net inventories include approximately $53.0 million of finished goods, $4.0 million of raw materials and $2.5 million of work-in-progress as of November 28, 2020, as compared to approximately $51.8 million of finished goods, $3.6 million of raw materials and $2.1 million of work-in-progress as of May 30, 2020.

At this time, we do not anticipate any material risks or uncertainties related to possible future inventory write-downs. Provisions for obsolete or slow moving inventories are recorded based upon regular analysis of stock rotation privileges, obsolescence, the exiting of certain markets and assumptions about future demand and market conditions. If future demand changes in the industry, or market conditions differ from management’s estimates, additional provisions may be necessary. Inventory reserves were approximately $5.7 million as of November 28, 2020 and $5.4 million as of May 30, 2020.

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

The Company also sells products that are manufactured or assembled in our manufacturing facility. These products are either built to the customer’s prints/designs or are products that we stock in our warehouse to sell to any customer that places an order. The manufacturing business does not include a separate service bundled with the product sold or sold in addition to the product.

The Company recognizes services revenue when repair, installation or training is performed. Based on our analysis of services revenue under GAAP, there is an immaterial impact on the timing, amount or characterization of services revenue recognized by the Company. The services we provide are relatively short in duration and typically completed in one to two weeks. Therefore, at each reporting date, the amount of unbilled work performed is insignificant. The services revenue has consistently accounted for less than 5% of the Company’s total revenues and is expected to continue at that level.

We also record discounts taken and estimated returns based on our historical experience. Our products are often manufactured to meet the specific design needs of our customers’ applications. Our engineers work closely with customers to ensure that our products will meet their needs. Our customers are under no obligation to compensate us for designing the products we sell.

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

Accrued Liabilities: Accrued liabilities consisted of the following (in thousands):

	November 28, 2020	May 30, 2020
Compensation and payroll taxes	$4,816	$3,469
Accrued severance	664	650
Professional fees	873	471
Deferred revenue	2,771	1,671
Other accrued expenses	4,874	4,063
Accrued Liabilities	$13,998	$10,324

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

Contract Liabilities: Contract liabilities and revenue recognized were as follows (in thousands):

	May 30, 2020	Additions	Revenue Recognized	November 28, 2020
Contract liabilities (deferred revenue)	$1,671	$2,259	$(1,159)	$2,771

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

Warranties:

We offer warranties for the limited number of specific products we manufacture. Our warranty terms generally range from one to three years. We estimate the cost to perform under the warranty obligation and recognize this estimated cost at the time of the related product sale. Each quarter, we assess actual warranty costs incurred on a product-by-product basis and compare the warranty costs to our estimated warranty reserve. With respect to new products, estimates are based generally on knowledge of the products and warranty experience. See Note 7, Warranties, for further information regarding the impact of warranties.

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

Our intangible assets represent the fair value for trade name, customer relationships, non-compete agreements and technology acquired in connection with our acquisitions. Intangible assets subject to amortization were as follows (in thousands):

	November 28, 2020	May 30, 2020
Gross Amounts:
Trade Name	$659	$659
Customer Relationships(1)	3,408	3,388
Non-compete Agreements	177	177
Technology	230	230
Total Gross Amounts	$4,474	$4,454
Accumulated Amortization:
Trade Name	$659	$659
Customer Relationships	1,125	1,000
Non-compete Agreements	177	176
Technology	125	114
Total Accumulated Amortization	$2,086	$1,949
Net Intangible Assets	$2,388	$2,505

(1)	Change from prior periods reflect impact of foreign currency translation.

The amortization expense associated with the intangible assets subject to amortization for the next five years is presented in the following table (in thousands):

Fiscal Year	Amortization Expense
Remaining 2021	$123
2022	252
2023	246
2024	232
2025	219
Thereafter	1,316
Total amortization expense	$2,388

The weighted average number of years of amortization expense remaining is 13.3 years.

6.  INVESTMENTS

As of November 28, 2020, we had $9.0 million invested in a CD which matures in less than twelve months. The fair value of the investment was equal to the face value of the CD.

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

Warranty reserves are established for costs that are expected to be incurred after the sale and delivery of products under warranty. Warranty reserves are included in accrued liabilities on our consolidated balance sheets. The warranty reserves are determined based on known product failures, historical experience and other available evidence. Warranty reserves were approximately $0.4 million as of November 28, 2020 and $0.5 million as of May 30, 2020.

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

The gross amounts of assets and liabilities related to both operating and financing leases were as follows (in thousands):

Lease Type	November 28, 2020	May 30, 2020
Operating lease ROU asset	$2,503	$3,018
Financing lease ROU asset	354	401
Total Lease ROU asset	$2,857	$3,419

Operating lease liability current	$1,121	$1,329
Financing lease liability current	159	156
Total lease liability current	$1,280	$1,485

Operating lease liability non-current	$1,437	$1,778
Financing lease liability non-current	75	163
Total lease liability non-current	$1,512	$1,941

The components of lease costs were as follows (in thousands):

		Three Months Ended
		November 28, 2020	November 30, 2019
Consolidated operating lease expense	Operating expenses	$502	$468

Consolidated financing lease amortization	Operating expenses	23	16
Consolidated financing lease interest	Interest expense	3	5
Consolidated financing lease expense		26	21

Net lease cost		$528	$489

		Six Months Ended
		November 28, 2020	November 30, 2019
Consolidated operating lease expense	Operating expenses	$990	$946

Consolidated financing lease amortization	Operating expenses	46	16
Consolidated financing lease interest	Interest expense	7	14
Consolidated financing lease expense		53	30

Net lease cost		$1,043	$976

The approximate future minimum lease payments under operating and financing leases at November 28, 2020 were as follows (in thousands):

Fiscal Year	Operating Leases	Financing Leases	Total
Remaining 2021	$703	$91	$794
2022	796	151	947
2023	542	—	542
2024	367	—	367
2025	222	—	222
Thereafter	125	—	125
Total lease payments	2,755	242	2,997
Less imputed interest	197	8	205
Net minimum lease payments	$2,558	$234	$2,792

The weighted average remaining lease terms and interest rates of leases held by the Company as of November 28, 2020 were as follows:

Lease Type	Weighted Average Remaining Lease Term in Years	Weighted Average Interest Rate
Operating leases	3.3	4.6%
Financing leases	1.4	4.6%

The cash outflows of the leasing activity of the Company as lessee for the six months ending November 28, 2020 were as follows (in thousands):

Cash Flow Source	Classification	Amount
Operating cash flows from operating leases	Operating activities	$549
Operating cash flows from financing leases	Operating activities	84
Finance cash flows from financing leases	Financing activities	91

9.  INCOME TAXES

We recorded an income tax provision of $0.2 million and $0.3 million for the first six months of fiscal 2021 and the first six months of fiscal 2020, respectively. The effective income tax rate during the first six months of fiscal 2021 was a tax provision of (63.0)% as compared to a tax provision of (123.6)% during the first six months of fiscal 2020. The difference in rate during the first six months of fiscal 2021 as compared to the first six months of fiscal 2020 reflects changes in our geographical distribution of income (loss). The (63.0)% effective income tax rate differs from the federal statutory rate of 21% as a result of our geographical distribution of income (loss) and the movement of the valuation allowance against our U.S. state and federal net deferred tax assets.

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

We have historically determined that certain undistributed earnings of our foreign subsidiaries, to the extent of cash available, will be repatriated to the U.S. The deferred tax liability on the outside basis difference is now primarily withholding tax on future dividend distributions. We have provided a deferred tax liability of less than $0.1 million as of both November 28, 2020 and as of May 30, 2020.

As of November 28, 2020 and as of May 30, 2020, our worldwide liability for uncertain tax positions related to continuing operations was $0.1 million, excluding interest and penalties. We record penalties and interest related to uncertain tax positions in the income tax expense line item within the consolidated statements of comprehensive income (loss).

The valuation allowance against the net deferred tax assets that will more likely than not be realized was $12.5 million as of November 28, 2020. The valuation allowance against the net deferred tax assets was $12.3 million as of May 30, 2020 as no material additional domestic federal and state net deferred tax assets were generated during the first six months of fiscal 2021 from losses in the U.S. jurisdiction. A full valuation allowance on the U.S. and state deferred tax assets will be maintained until sufficient positive evidence related to sources of future taxable income exists to support a reversal of the valuation allowance. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth.

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

The earnings per share (“EPS”) presented in our unaudited consolidated statements of comprehensive income (loss) were based on the following amounts (in thousands, except per share amounts):

	Three Months Ended
	November 28, 2020		November 30, 2019
	Basic	Diluted	Basic	Diluted
Numerator for Basic and Diluted EPS:
Net income (loss)	$689	$689	$(622)	$(622)
Less dividends:
Common stock	666	666	662	662
Class B common stock	114	114	113	113
Undistributed losses	$(91)	$(91)	$(1,397)	$(1,397)
Common stock undistributed losses	$(78)	$(78)	$(1,193)	$(1,193)
Class B common stock undistributed losses	(13)	(13)	(204)	(204)
Total undistributed losses	$(91)	$(91)	$(1,397)	$(1,397)
Denominator for Basic and Diluted EPS:
Common stock weighted average shares	11,111	11,111	11,038	11,038
Class B common stock weighted average shares and shares under if-converted method for diluted EPS	2,097	2,097	2,097	2,097
Effect of dilutive securities
Dilutive stock options		17		—
Denominator for diluted EPS adjusted for weighted average shares and assumed conversions		13,225		13,135
Net income (loss) per share:
Common stock	$0.05	$0.05	$(0.05)	$(0.05)
Class B common stock	$0.05	$0.05	$(0.04)	$(0.04)

Note: Common stock options that were anti-dilutive and not included in diluted earnings per common share for the second quarter of fiscal 2020 were 860.

	Six Months Ended
	November 28, 2020		November 30, 2019
	Basic	Diluted	Basic	Diluted
Numerator for Basic and Diluted EPS:
Net loss	$(458)	$(458)	$(465)	$(465)
Less dividends:
Common stock	1,333	1,333	1,324	1,324
Class B common stock	227	227	226	226
Undistributed losses	$(2,018)	$(2,018)	$(2,015)	$(2,015)
Common stock undistributed losses	$(1,725)	$(1,725)	$(1,720)	$(1,720)
Class B common stock undistributed losses	(293)	(293)	(295)	(295)
Total undistributed losses	$(2,018)	$(2,018)	$(2,015)	$(2,015)
Denominator for Basic and Diluted EPS:
Common stock weighted average shares	11,090	11,090	11,014	11,014
Class B common stock weighted average shares and shares under if-converted method for diluted EPS	2,097	2,097	2,097	2,097
Effect of dilutive securities
Dilutive stock options		—		—
Denominator for diluted EPS adjusted for weighted average shares and assumed conversions		13,187		13,111
Net loss per share:
Common stock	$(0.04)	$(0.04)	$(0.04)	$(0.04)
Class B common stock	$(0.03)	$(0.03)	$(0.03)	$(0.03)

Note: Common stock options that were anti-dilutive and not included in diluted earnings per common share for the first six months of fiscal 2021 and fiscal 2020 were 1,600 and 916, respectively.

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

The CEO, who is the chief operating decision maker, evaluates performance and allocates resources primarily based on the gross profit of each segment.

Operating results by segment are summarized in the following table (in thousands):

	Three Months Ended		Six Months Ended
	November 28, 2020	November 30, 2019	November 28, 2020	November 30, 2019
PMT
Net Sales	$32,929	$29,603	$63,181	$60,170
Gross Profit	11,251	9,349	21,222	19,028
Canvys
Net Sales	$6,701	$7,856	$13,413	$15,133
Gross Profit	2,379	2,585	4,663	4,906
Healthcare
Net Sales	$2,788	$2,175	$4,636	$4,984
Gross Profit	713	746	817	1,697

Geographic net sales information is primarily grouped by customer destination into five areas: North America; Asia/Pacific; Europe; Latin America; and Other.

Net sales and gross profit by geographic region are summarized in the following table (in thousands):

	Three Months Ended		Six Months Ended
	November 28, 2020	November 30, 2019	November 28, 2020	November 30, 2019
Net Sales
North America	$17,730	$15,306	$33,859	$32,540
Asia/Pacific	9,114	9,277	19,149	17,800
Europe	13,305	13,210	23,992	26,134
Latin America	2,218	1,859	4,145	3,837
Other (1)	51	(18)	85	(24)
Total	$42,418	$39,634	$81,230	$80,287
Gross Profit
North America	$7,001	$5,797	$13,018	$12,104
Asia/Pacific	2,997	3,056	6,075	5,649
Europe	4,441	4,015	7,797	8,146
Latin America	787	644	1,449	1,344
Other (1)	(883)	(832)	(1,637)	(1,612)
Total	$14,343	$12,680	$26,702	$25,631

(1)	Other includes primarily net sales not allocated to a specific geographical region, unabsorbed value-add costs and other unallocated expenses.

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

The impact of the COVID-19 outbreak continues to evolve. As such, the full magnitude that the pandemic will have on the Company’s financial condition, liquidity and future results of operations is uncertain. Management is actively monitoring the global situation on its financial condition, liquidity, operations, suppliers, industry and workforce. As the spread of COVID-19 continues, our ability to meet customer demands for products may be impaired or, similarly, our customers may experience adverse business consequences due to COVID-19. Reduced demand for products or impaired ability to meet customer demand (including disruptions at our transportation service providers or vendors) could have a material adverse effect on our business, operations and financial performance. There was a decline in PMT sales during the first three months of fiscal 2021 as well as a decline in Canvys and Healthcare sales during the first six months of fiscal 2021. Some of these declines in sales were related to the COVID-19 global pandemic. While we had some COVID-19 related component delays impacting new product development schedules, we did not experience a major interruption in our supply chain. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not presently able to estimate the effects of COVID-19 on its results of operations, financial condition or liquidity for fiscal year 2021.

Company Response to CARES Act

On March 27, 2020, Congress enacted the Coronavirus Aid, Relief and Economic Security (“CARES”) Act to provide certain relief as a result of the COVID-19 outbreak. The CARES Act includes provisions relating to refundable payroll tax credits, deferral of employer-side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, increased limitations on qualified charitable contributions and technical corrections to tax depreciation methods for qualified improvement property. As of November 28, 2020, the Company deferred $0.8 million of employer-side social security tax payments. The Company has estimated and recorded the overall effects of the CARES Act and does not anticipate a material change.

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

As of November 28, 2020, we held an investment that was required to be measured at fair value on a recurring basis. Our investment consisted of a CD where face value was equal to fair value.

Investments measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of November 28, 2020 and May 30, 2020 were as follows (in thousands):

Level 1
November 28, 2020
CD	$9,000
Total	$9,000
May 30, 2020
CDs	$16,000
Total	$16,000

14. RELATED PARTY TRANSACTION

On June 15, 2015, the Company entered into a lease agreement for the IMES facility with LDL, LLC. The Executive Vice President of IMES, Lee A. McIntyre III (former owner of IMES), has an ownership interest in LDL, LLC. The lease agreement has been extended as detailed in Exhibit 10.2, filed with our Annual Report on Form 10-K for the year ended May 30, 2020, filed August 3, 2020. The lease agreement provides for monthly payments over five years with total future minimum lease payments of $0.7 million. Rental expense related to this lease amounted to $0.1 million for the six months ended November 28, 2020 and for the six months ended November 30, 2019.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this report may constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. The terms “may,” “should,” “could,” “anticipate,” “believe,” “continues,” “estimate,” “expect,” “intend,” “objective,” “plan,” “potential,” “project” and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. These statements are based on management’s current expectations, intentions or beliefs and are subject to a number of factors, assumptions and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Factors that could cause or contribute to such differences or that might otherwise impact the business include the risk factors set forth in Item 1A of this quarterly report on Form 10Q for the quarter ended November 28, 2020 as well as our Annual Report on Form 10-K filed on August 3, 2020. We undertake no obligation to update any such factor or to publicly announce the results of any revisions to any forward-looking statements contained herein whether as a result of new information, future events or otherwise.

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
•

Results of Operations – an analysis and comparison of our consolidated results of operations for the three and six month periods ended November 28, 2020 and November 30, 2019, as reflected in our consolidated statements of comprehensive income (loss).

•

Liquidity, Financial Position and Capital Resources – a discussion of our primary sources and uses of cash for the six month periods ended November 28, 2020 and November 30, 2019, and a discussion of changes in our financial position.

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

We currently have operations in the following major geographic regions: North America, Asia/Pacific, Europe and Latin America.

RESULTS OF OPERATIONS

Financial Summary – Three Months Ended November 28, 2020

•	The second quarter of fiscal 2021 and fiscal 2020 each contained 13 weeks.
•	Net sales during the second quarter of fiscal 2021 were $42.4 million, an increase of 7.0%, compared to net sales of $39.6 million during the second quarter of fiscal 2020.
•	Gross margin increased to 33.8% during the second quarter of fiscal 2021 compared to 32.0% during the second quarter of fiscal 2020.
•

Selling, general and administrative expenses were $13.5 million, or 31.8% of net sales, during the second quarter of fiscal 2021 compared to $13.2 million, or 33.2% of net sales, during the second quarter of fiscal 2020.

•	Operating income during the second quarter of fiscal 2021 was $0.9 million compared to operating loss of $0.5 million during the second quarter of fiscal 2020.
•	Net income during the second quarter of fiscal 2021 was $0.7 million compared to net loss of $0.6 million during the second quarter of fiscal 2020.

Financial Summary – Six Months Ended November 28, 2020

•	The first six months of fiscal 2021 and fiscal 2020 each contained 26 weeks.
•	Net sales during the first six months of fiscal 2021 were $81.2 million, an increase of 1.2%, compared to net sales of $80.3 million during the first six months of fiscal 2020.
•	Gross margin increased to 32.9% during the first six months of fiscal 2021 compared to 31.9% during the first six months of fiscal 2020.
•

Selling, general and administrative expenses were $26.5 million, or 32.6% of net sales, during the first six months of fiscal 2021 compared to $26.0 million, or 32.4% of net sales, during the first six months of fiscal 2020.

•	Operating income during the first six months of fiscal 2021 was $0.2 million compared to operating loss of $0.4 million during the first six months of fiscal 2020.
•	Net loss during the first six months of fiscal 2021 was $0.5 million compared to net loss of $0.5 million during the first six months of fiscal 2020.

Net Sales and Gross Profit Analysis

Net sales by segment and percent change during the second quarter and first six months of fiscal 2021 and fiscal 2020 were as follows (in thousands):

Net Sales	Three Months Ended		FY21 vs. FY20
	November 28, 2020	November 30, 2019	% Change
PMT	$32,929	$29,603	11.2%
Canvys	6,701	7,856	-14.7%
Healthcare	2,788	2,175	28.2%
Total	$42,418	$39,634	7.0%

	Six Months Ended		FY21 vs. FY20
	November 28, 2020	November 30, 2019	% Change
PMT	$63,181	$60,170	5.0%
Canvys	13,413	15,133	-11.4%
Healthcare	4,636	4,984	-7.0%
Total	$81,230	$80,287	1.2%

During the second quarter of fiscal 2021, consolidated net sales increased 7.0% compared to the second quarter of fiscal 2020. Sales for PMT increased 11.2%, sales for Canvys decreased 14.7% and sales for Healthcare increased 28.2%. The increase in PMT was mainly due to growth in various power grid tube product lines, strong growth from our Power and Microwave new technology partners in various applications including 5G infrastructure and increased revenue from our Semiconductor Wafer Fabrication customers buying engineered solutions. The decrease in Canvys was due to temporarily decreased customer demand globally related to COVID-19. The increase in Healthcare was due to a significant increase in demand for the ALTA 750DTM  tubes coupled with increased equipment sales in Latin America.

During the first six months of fiscal 2021, consolidated net sales increased 1.2% compared to the first six months of fiscal 2020. Sales for PMT increased 5.0%, sales for Canvys decreased 11.4% and sales for Healthcare decreased 7.0%. The increase in PMT was mainly due to growth in the power grid tube business, strong growth in bookings and billings from our power conversion and RF and microwave components and continued growth in the Semiconductor Wafer Fab market. The decrease in Canvys was due to continuing struggles in the European market related to the COVID-19 impact on demand for equipment partially offset by strong sales in the North American market. The decrease in Healthcare was due to the impact of the global pandemic as well as ongoing economic issues in Latin America in the first quarter of fiscal 2021.

Gross profit by segment and percent of net sales for the second quarter and first six months of fiscal 2021 and fiscal 2020 were as follows (in thousands):

Gross Profit	Three Months Ended
	November 28, 2020	% of Net Sales	November 30, 2019	% of Net Sales
PMT	$11,251	34.2%	$9,349	31.6%
Canvys	2,379	35.5%	2,585	32.9%
Healthcare	713	25.6%	746	34.3%
Total	$14,343	33.8%	$12,680	32.0%

	Six Months Ended
	November 28, 2020	% of Net Sales	November 30, 2019	% of Net Sales
PMT	$21,222	33.6%	$19,028	31.6%
Canvys	4,663	34.8%	4,906	32.4%
Healthcare	817	17.6%	1,697	34.0%
Total	$26,702	32.9%	$25,631	31.9%

Gross profit reflects the distribution and manufacturing product margin less manufacturing variances, inventory obsolescence charges, customer returns, scrap and cycle count adjustments, engineering costs and other provisions.

Consolidated gross profit increased to $14.3 million during the second quarter of fiscal 2021 compared to $12.7 million during the second quarter of fiscal 2020. Consolidated gross margin as a percentage of net sales increased to 33.8% during the second quarter of fiscal 2021 from 32.0% during the second quarter of fiscal 2020, primarily due to improved manufacturing efficiencies in PMT and favorable product mix in both PMT and Canvys, partially offset by under absorbed manufacturing expenses in Healthcare.

Consolidated gross profit increased to $26.7 million during the first six months of fiscal 2021 compared to $25.6 million during the first six months of fiscal 2020. Consolidated gross margin as a percentage of net sales increased to 32.9% during the first six months of fiscal 2021 from 31.9% during the first six months of fiscal 2020, primarily due to improved manufacturing efficiencies in PMT and favorable product mix in both PMT and Canvys as well as foreign currency change impact in Canvys, partially offset by under absorbed manufacturing expenses in Healthcare.

Power and Microwave Technologies Group

PMT net sales increased 11.2% to $32.9 million during the second quarter of fiscal 2021 from $29.6 million during the second quarter of fiscal 2020. The increase was mainly due to growth in various power grid tube product lines, strong growth from our Power and Microwave new technology partners in various applications including 5G infrastructure and increased revenue from our Semiconductor Wafer Fabrication customers buying engineered solutions. Gross margin as a percentage of net sales increased to 34.2% during the second quarter of fiscal 2021 as compared to 31.6% during the second quarter of fiscal 2020 primarily due to favorable product mix and improved manufacturing efficiencies.

PMT net sales increased 5.0% to $63.2 million during the first six months of fiscal 2021 from $60.2 million during the first six months of fiscal 2020. The increase was mainly due to growth in the power grid tube business, strong growth in bookings and billings from our power conversion and RF and microwave components and continued growth in the Semiconductor Wafer Fab market. Gross margin as a percentage of net sales increased to 33.6% during the first six months of fiscal 2021 as compared to 31.6% during the first six months of fiscal 2020 due to favorable product mix and improved manufacturing efficiencies.

Canvys

Canvys net sales decreased 14.7% to $6.7 million during the second quarter of fiscal 2021 from $7.9 million during the second quarter of fiscal 2020 due to temporarily decreased customer demand globally related to COVID-19. Gross margin as a percentage of net sales increased to 35.5% during the second quarter of fiscal 2021 from 32.9% during the second quarter of fiscal 2020 due to favorable product mix.

Canvys net sales decreased 11.4% to $13.4 million during the first six months of fiscal 2021 from $15.1 million during the first six months of fiscal 2020 primarily due to continuing struggles in the European market related to the COVID-19 impact on demand for equipment partially offset by strong sales in the North American market. Gross margin as a percentage of net sales increased to 34.8% during the first six months of fiscal 2021 as compared to 32.4% during the first six months of fiscal 2020 due to favorable product mix and foreign currency change impact.

Healthcare

Healthcare net sales increased 28.2% to $2.8 million during the second quarter of fiscal 2021 from $2.2 million during the second quarter of fiscal 2020. The increase in sales was primarily due to a significant increase in demand for the ALTA 750DTM  tubes coupled with increased equipment sales in Latin America. Gross margin as a percentage of net sales decreased to 25.6% during the second quarter of fiscal 2021 as compared to 34.3% during the second quarter of fiscal 2020 primarily due to under absorbed manufacturing expenses.

Healthcare net sales decreased 7.0% to $4.6 million during the first six months of fiscal 2021 from $5.0 million during the first six months of fiscal 2020 due to the impact of the global pandemic as well as ongoing economic issues in Latin America in the first quarter of fiscal 2021. Gross margin as a percentage of net sales decreased to 17.6% during the first six months of fiscal 2021 as compared to 34.0% during the first six months of fiscal 2020 due to under absorbed manufacturing expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $13.5 million during the second quarter of fiscal 2021 from $13.2 million in the second quarter of fiscal 2020, primarily due to higher employee compensation and legal expenses, partially offset by lower travel and consulting expenses.

Selling, general and administrative expenses increased to $26.5 million during the first six months of fiscal 2021 from $26.0 million in the first six months of fiscal 2020, primarily due to higher employee compensation and legal expenses, partially offset by lower travel and consulting expenses.

Other Income/Expense

Other income/expense was expense of $0.1 million during the second quarter of fiscal 2021, compared to expense of $0.1 million during the second quarter of fiscal 2020. Other income/expense during the second quarter of fiscal 2021 included $0.1 million of foreign exchange losses. Other income/expense during the second quarter of fiscal 2020 included $0.1 million of investment/interest income offset by $0.2 million of foreign exchange losses. Our foreign exchange gains and losses are primarily due to the translation of U.S. dollars held in non-U.S. entities. We currently do not utilize derivative instruments to manage our exposure to foreign currency.

Other income/expense was expense of $0.5 million during the first six months of fiscal 2021, compared to income of $0.2 million during the first six months of fiscal 2020. Other income/expense during the first six months of fiscal 2021 included $0.6 million of foreign exchange losses partially offset by less than $0.1 million of investment/interest income. Other income/expense during the first six months of fiscal 2020 included $0.2 million of investment/interest income.

Income Tax Provision

The income tax provision was $0.1 million for both the second quarter of fiscal 2021 and the second quarter of fiscal 2020. The effective income tax rate during the second quarter of fiscal 2021 was a tax provision of 7.1% as compared to a tax provision of (14.8)% during the second quarter of fiscal 2020. The difference in rate during the second quarter of fiscal 2021 as compared to the second quarter of fiscal 2020 reflects changes in our geographical distribution of income (loss). The 7.1% effective income tax rate differs from the federal statutory rate of 21% as a result of our geographical distribution of income (loss) and the movement of the valuation allowance against our U.S. state and federal net deferred tax assets.

We recorded an income tax provision of $0.2 million and $0.3 million for the first six months of fiscal 2021 and the first six months of fiscal 2020, respectively. The effective income tax rate during the first six months of fiscal 2021 was a tax provision of (63.0)% as compared to a tax provision of (123.6)% during the first six months of fiscal 2020. The difference in rate during the first six months of fiscal 2021 as compared to the first six months of fiscal 2020 reflects changes in our geographical distribution of income (loss). The (63.0)% effective income tax rate differs from the federal statutory rate of 21% as a result of our geographical distribution of income (loss) and the movement of the valuation allowance against our U.S. state and federal net deferred tax assets.

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

Net Income (Loss) and Per Share Data

Net income during the second quarter of fiscal 2021 was $0.7 million or $0.05 per diluted common share and $0.05 per Class B diluted common share as compared to net loss of $0.6 million during the second quarter of fiscal 2020 or ($0.05) per diluted common share and ($0.04) per Class B diluted common share.

Net loss during the first six months of fiscal 2021 was $0.5 million or ($0.04) per diluted common share and ($0.03) per Class B diluted common share as compared to net loss of $0.5 million during the first six months of fiscal 2020 or ($0.04) per diluted common share and ($0.03) per Class B diluted common share.

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

Our operations and cash needs have been primarily financed through cash on hand and investments.

Cash and cash equivalents were $37.0 million at November 28, 2020. Investments included a CD classified as short-term investment of $9.0 million. Total cash and investments were $46.0 million at November 28, 2020. Cash, cash equivalents and investment at November 28, 2020 consisted of $26.8 million in North America, $9.1 million in Europe, $1.1 million in Latin America and $9.0 million in Asia/Pacific.

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

Cash Flows from Operating Activities

The cash provided by (used in) operating activities primarily resulted from net income (loss) adjusted for non-cash items and changes in our operating assets and liabilities.

Operating activities provided $1.1 million of cash during the first six months of fiscal 2021. We had a net loss of $0.5 million during the first six months of fiscal 2021, which included non-cash stock-based compensation expense of $0.4 million associated with the issuance of stock option and restricted stock awards, $0.5 million for inventory reserve provisions and depreciation and amortization expense of $1.7 million associated with our property and equipment as well as amortization of our intangible assets. Changes in our operating assets and liabilities resulted in a use of cash of $1.0 million during the first six months of fiscal 2021, net of foreign currency exchange gains and losses, included a decrease of $2.5 million in accounts payable, an increase in inventory of $1.0 million and an increase in accounts receivable of $0.2 million, partially offset by an increase in accrued liabilities of $3.4 million. The decrease in our accounts payable was due to timing of payments for some of our larger vendors for both inventory and services. The majority of the inventory increase was to support the electron tube and semi-conductor wafer fab equipment business. The increase in accounts receivable was primarily due to the sales increase compared to the first quarter of fiscal 2021. The increase in accrued liabilities is mainly due to timing of employee compensation and payroll tax payments as well as the timing of other payments.

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

Cash provided by investing activities of $5.7 million during the first six months of fiscal 2021 included proceeds from the maturities of investments of $16.0 million, partially offset by purchases of investments of $9.0 million and $1.3 million in capital expenditures. Capital expenditures related primarily to capital used for our Healthcare business and our IT system.

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

Cash used in financing activities of $1.7 million during the first six months of fiscal 2021 primarily resulted from cash used to pay dividends.

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
(a)	Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of November 28, 2020.

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

(b)	Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the second quarter of fiscal 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101 104

The following financial information from our Quarterly Report on Form 10-Q for the second quarter of fiscal 2021, filed with the SEC on January 7, 2021, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Comprehensive Income (Loss), (iii) the Unaudited Consolidated Statements of Cash Flows, (iv) the Unaudited Consolidated Statement of Stockholders’ Equity and (v) Notes to Unaudited Consolidated Financial Statements.

Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RICHARDSON ELECTRONICS, LTD.

Date: January 7, 2021	By:	/s/ Robert J. Ben
Robert J. Ben Chief Financial Officer and Chief Accounting Officer (on behalf of the Registrant and as Principal Financial Officer)