Form 10-Q
period 2021-02-27
RICHARDSON ELECTRONICS LTD/DE
filed 2021-04-08
CIK 355948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 27, 2021

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

As of April 6, 2021, there were outstanding 11,110,735 shares of Common Stock, $0.05 par value and 2,096,919 shares of Class B Common Stock, $0.05 par value, which are convertible into Common Stock of the registrant on a share for share basis.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Richardson Electronics, Ltd.

Consolidated Balance Sheets

(in thousands, except per share amounts)

	Unaudited	Audited
	February 27, 2021	May 30, 2020
Assets
Current assets:
Cash and cash equivalents	$38,407	$30,535
Accounts receivable, less allowance of $270 and $334, respectively	21,880	20,197
Inventories, net	59,425	57,492
Prepaid expenses and other assets	2,334	2,442
Investments - current	9,000	16,000
Total current assets	131,046	126,666
Non-current assets:
Property, plant and equipment, net	17,098	17,674
Intangible assets, net	2,330	2,505
Lease ROU asset	2,971	3,419
Non-current deferred income taxes	522	456
Total non-current assets	22,921	24,054
Total assets	$153,967	$150,720
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,572	$17,372
Accrued liabilities	14,846	10,324
Lease liability current	1,239	1,485
Total current liabilities	31,657	29,181
Non-current liabilities:
Non-current deferred income tax liabilities	173	161
Lease liability non-current	1,629	1,941
Other non-current liabilities	923	777
Total non-current liabilities	2,725	2,879
Total liabilities	34,382	32,060
Stockholders’ equity
Common stock, $0.05 par value; issued and outstanding 11,111 shares on February 27, 2021 and 11,038 shares on May 30, 2020	556	552
Class B common stock, convertible, $0.05 par value; issued and outstanding 2,097 shares on February 27, 2021 and May 30, 2020	105	105
Preferred stock, $1.00 par value, no shares issued	—	—
Additional paid-in-capital	62,274	61,749
Retained earnings	52,194	54,764
Accumulated other comprehensive income	4,456	1,490
Total stockholders’ equity	119,585	118,660
Total liabilities and stockholders’ equity	$153,967	$150,720

Richardson Electronics, Ltd.

Unaudited Consolidated Statements of Comprehensive Income (Loss)

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	February 27, 2021	February 29, 2020	February 27, 2021	February 29, 2020
Statements of Comprehensive Income (Loss)
Net sales	$45,235	$38,249	$126,465	$118,536
Cost of sales	29,469	25,579	83,997	80,235
Gross profit	15,766	12,670	42,468	38,301
Selling, general and administrative expenses	15,457	12,659	41,924	38,667
(Gain) loss on disposal of assets	(6)	—	(6)	1
Operating income (loss)	315	11	550	(367)
Other expense (income):
Investment/interest income	(15)	(97)	(48)	(340)
Foreign exchange loss	65	28	650	117
Other, net	(25)	(8)	(61)	(24)
Total other expense (income)	25	(77)	541	(247)
Income (loss) before income taxes	290	88	9	(120)
Income tax provision	62	181	239	438
Net income (loss)	228	(93)	(230)	(558)
Foreign currency translation gain (loss), net of tax	353	(60)	2,966	(554)
Comprehensive income (loss)	$581	$(153)	$2,736	$(1,112)
Net income (loss) per share
Common shares - Basic	$0.02	$(0.01)	$(0.02)	$(0.04)
Class B common shares - Basic	$0.02	$(0.01)	$(0.02)	$(0.04)
Common shares - Diluted	$0.02	$(0.01)	$(0.02)	$(0.04)
Class B common shares - Diluted	$0.02	$(0.01)	$(0.02)	$(0.04)
Weighted average number of shares:
Common shares – Basic	11,111	11,038	11,097	11,022
Class B common shares – Basic	2,097	2,097	2,097	2,097
Common shares – Diluted	11,183	11,038	11,097	11,022
Class B common shares – Diluted	2,097	2,097	2,097	2,097
Dividends per common share	$0.060	$0.060	$0.180	$0.180
Dividends per Class B common share	$0.054	$0.054	$0.162	$0.162

Richardson Electronics, Ltd.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended		Nine Months Ended
	February 27, 2021	February 29, 2020	February 27, 2021	February 29, 2020
Operating activities:
Net income (loss)	$228	$(93)	$(230)	$(558)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	849	856	2,595	2,514
Inventory provisions	265	221	717	502
(Gain) loss on disposal of assets	(6)	—	(6)	1
Share-based compensation expense	150	157	529	527
Deferred income taxes	3	76	(50)	51
Change in assets and liabilities:
Accounts receivable	(837)	(760)	(1,004)	1,066
Inventories	133	(754)	(875)	(4,173)
Prepaid expenses and other assets	428	(56)	156	146
Accounts payable	496	(726)	(2,027)	(2,091)
Accrued liabilities	873	152	4,285	(238)
Other	216	2	(222)	(107)
Net cash provided by (used in) operating activities	2,798	(925)	3,868	(2,360)
Investing activities:
Capital expenditures	(555)	(430)	(1,835)	(1,244)
Proceeds from maturity of investments	—	—	16,000	8,000
Purchases of investments	—	—	(9,000)	(13,000)
Net cash (used in) provided by investing activities	(555)	(430)	5,165	(6,244)
Financing activities:
Proceeds from issuance of common stock	—	—	—	59
Cash dividends paid	(780)	(776)	(2,340)	(2,326)
Payment of financing lease principal	(45)	(46)	(136)	(121)
Net cash used in financing activities	(825)	(822)	(2,476)	(2,388)
Effect of exchange rate changes on cash and cash equivalents	(34)	(2)	1,315	(152)
Increase (decrease) in cash and cash equivalents	1,384	(2,179)	7,872	(11,144)
Cash and cash equivalents at beginning of period	37,023	33,054	30,535	42,019
Cash and cash equivalents at end of period	$38,407	$30,875	$38,407	$30,875

Richardson Electronics, Ltd.

Unaudited Consolidated Statement of Stockholders’ Equity

(in thousands, except per share amounts)

	Common	Class B Common	Par Value	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance May 30, 2020:	11,038	2,097	$657	$61,749	$54,764	$1,490	$118,660
Comprehensive income
Net loss	—	—	—	—	(230)	—	(230)
Foreign currency translation	—	—	—	—	—	2,966	2,966
Share-based compensation:
Restricted stock	—	—	—	371	—	—	371
Stock options	—	—	—	158	—	—	158
Common stock:
Restricted stock issuance	73	—	4	(4)	—	—	—
Dividends paid to:
Common ($0.180 per share)	—	—	—	—	(2,000)	—	(2,000)
Class B ($0.162 per share)	—	—	—	—	(340)	—	(340)
Balance February 27, 2021:	11,111	2,097	$661	$62,274	$52,194	$4,456	$119,585

Balance November 28, 2020:	11,111	2,097	$661	$62,124	$52,746	$4,103	$119,634
Comprehensive income
Net income	—	—	—	—	228	—	228
Foreign currency translation	—	—	—	—	—	353	353
Share-based compensation:
Restricted stock	—	—	—	112	—	—	112
Stock options	—	—	—	38	—	—	38
Dividends paid to:
Common ($0.060 per share)	—	—	—	—	(667)	—	(667)
Class B ($0.054 per share)	—	—	—	—	(113)	—	(113)
Balance February 27, 2021:	11,111	2,097	$661	$62,274	$52,194	$4,456	$119,585

	Common	Class B Common	Par Value	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance June 1, 2019:	10,957	2,097	$652	$61,012	$59,703	$2,390	$123,757
Comprehensive loss
Net loss	—	—	—	—	(558)	—	(558)
Foreign currency translation	—	—	—	—	—	(554)	(554)
Share-based compensation:
Restricted stock	—	—	—	335	—	—	335
Stock options	—	—	—	192	—	—	192
Common stock:
Options exercised	10	—	1	58	—	—	59
Restricted stock issuance	71	—	4	(4)	—	—	—
Dividends paid to:
Common ($0.180 per share)	—	—	—	—	(1,986)	—	(1,986)
Class B ($0.162 per share)	—	—	—	—	(340)	—	(340)
Balance February 29, 2020:	11,038	2,097	$657	$61,593	$56,819	$1,836	$120,905

Balance November 30, 2019:	11,038	2,097	$657	$61,436	$57,688	$1,896	$121,677
Comprehensive (loss) income
Net loss	—	—	—	—	(93)	—	(93)
Foreign currency translation	—	—	—	—	—	(60)	(60)
Share-based compensation:
Restricted stock	—	—	—	121	—	—	121
Stock options	—	—	—	36	—	—	36
Common stock:
Options exercised	—	—	—	—	—	—	—
Restricted stock issuance	—	—	—	—	—	—	—
Dividends paid to:
Common ($0.060 per share)	—	—	—	—	(662)	—	(662)
Class B ($0.054 per share)	—	—	—	—	(114)	—	(114)
Balance February 29, 2020:	11,038	2,097	$657	$61,593	$56,819	$1,836	$120,905

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

Our fiscal quarter ends on the Saturday nearest the end of the quarter-ending month. The third quarter of fiscal 2021 and fiscal 2020 both contained 13 weeks. The first nine months of fiscal 2021 and fiscal 2020 both contained 39 weeks.

In the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results of interim periods have been made. All inter-company transactions and balances have been eliminated. The unaudited consolidated financial statements presented herein include the accounts of our wholly owned subsidiaries. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The results of our operations for the three and nine months ended February 27, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending May 29, 2021.

The financial information contained in this report should be read in conjunction with our Annual Report on Form 10-K for the year ended May 30, 2020, that we filed on August 3, 2020.

3.  CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Inventories, net: Our consolidated inventories were stated at the lower of cost and net realizable value, generally using a weighted-average cost method. Our net inventories include approximately $53.4 million of finished goods, $3.2 million of raw materials and $2.8 million of work-in-progress as of February 27, 2021, as compared to approximately $51.8 million of finished goods, $3.6 million of raw materials and $2.1 million of work-in-progress as of May 30, 2020.

At this time, we do not anticipate any material risks or uncertainties related to possible future inventory write-downs. Provisions for obsolete or slow moving inventories are recorded based upon regular analysis of stock rotation privileges, obsolescence, the exiting of certain markets and assumptions about future demand and market conditions. If future demand changes in the industry, or market conditions differ from management’s estimates, additional provisions may be necessary. Inventory reserves were approximately $5.9 million as of February 27, 2021 and $5.4 million as of May 30, 2020.

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

Accrued Liabilities: Accrued liabilities consisted of the following (in thousands):

	February 27, 2021	May 30, 2020
Compensation and payroll taxes	$5,137	$3,469
Accrued severance	664	650
Professional fees	565	471
Deferred revenue	2,743	1,671
Legal settlement	1,600	—
Other accrued expenses	4,137	4,063
Accrued Liabilities	$14,846	$10,324

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

Contract Liabilities: Contract liabilities and revenue recognized were as follows (in thousands):

	May 30, 2020	Additions	Revenue Recognized	February 27, 2021
Contract liabilities (deferred revenue)	$1,671	$3,038	$(1,966)	$2,743

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

Our intangible assets represent the fair value for trade name, customer relationships, non-compete agreements and technology acquired in connection with our acquisitions. Intangible assets subject to amortization were as follows (in thousands):

	February 27, 2021	May 30, 2020
Gross Amounts:
Trade Name	$659	$659
Customer Relationships(1)	3,420	3,388
Non-compete Agreements	177	177
Technology	230	230
Total Gross Amounts	$4,486	$4,454
Accumulated Amortization:
Trade Name	$659	$659
Customer Relationships	1,189	1,000
Non-compete Agreements	177	176
Technology	131	114
Total Accumulated Amortization	$2,156	$1,949
Net Intangible Assets	$2,330	$2,505

(1)	Change from prior periods reflect impact of foreign currency translation.

The amortization expense associated with the intangible assets subject to amortization for the next five years is presented in the following table (in thousands):

Fiscal Year	Amortization Expense
Remaining 2021	$62
2022	253
2023	246
2024	232
2025	220
Thereafter	1,317
Total amortization expense	$2,330

The weighted average number of years of amortization expense remaining is 13 years.

6.  INVESTMENTS

As of February 27, 2021, we had $9.0 million invested in a CD which matures in less than twelve months. The fair value of the investment was equal to the face value of the CD.

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

Warranty reserves are established for costs that are expected to be incurred after the sale and delivery of products under warranty. Warranty reserves are included in accrued liabilities on our consolidated balance sheets. The warranty reserves are determined based on known product failures, historical experience and other available evidence. Warranty reserves were approximately $0.5 million as of February 27, 2021 and $0.5 million as of May 30, 2020.

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

The gross amounts of assets and liabilities related to both operating and financing leases were as follows (in thousands):

Lease Type	February 27, 2021	May 30, 2020
Operating lease ROU asset	$2,640	$3,018
Financing lease ROU asset	331	401
Total Lease ROU asset	$2,971	$3,419

Operating lease liability current	$1,078	$1,329
Financing lease liability current	161	156
Total lease liability current	$1,239	$1,485

Operating lease liability non-current	$1,599	$1,778
Financing lease liability non-current	30	163
Total lease liability non-current	$1,629	$1,941

The components of lease costs were as follows (in thousands):

		Three Months Ended
		February 27, 2021	February 29, 2020
Consolidated operating lease expense	Operating expenses	$484	$481

Consolidated financing lease amortization	Operating expenses	23	23
Consolidated financing lease interest	Interest expense	2	4
Consolidated financing lease expense		25	27

Net lease cost		$509	$508

		Nine Months Ended
		February 27, 2021	February 29, 2020
Consolidated operating lease expense	Operating expenses	$1,474	$1,427

Consolidated financing lease amortization	Operating expenses	69	39
Consolidated financing lease interest	Interest expense	9	18
Consolidated financing lease expense		78	57

Net lease cost		$1,552	$1,484

The approximate future minimum lease payments under operating and financing leases at February 27, 2021 were as follows (in thousands):

Fiscal Year	Operating Leases	Financing Leases	Total
Remaining 2021	$386	$45	$431
2022	973	151	1,124
2023	691	—	691
2024	454	—	454
2025	230	—	230
Thereafter	126	—	126
Total lease payments	2,860	196	3,056
Less imputed interest	183	5	188
Net minimum lease payments	$2,677	$191	$2,868

The weighted average remaining lease terms and interest rates of leases held by the Company as of February 27, 2021 were as follows:

Lease Type	Weighted Average Remaining Lease Term in Years	Weighted Average Interest Rate
Operating leases	2.8	4.6%
Financing leases	1.1	4.6%

The cash outflows of the leasing activity of the Company as lessee for the nine months ending February 27, 2021 were as follows (in thousands):

Cash Flow Source	Classification	Amount
Operating cash flows from operating leases	Operating activities	$430
Operating cash flows from financing leases	Operating activities	127
Finance cash flows from financing leases	Financing activities	136

9.  INCOME TAXES

We recorded an income tax provision of $0.2 million and $0.4 million for the first nine months of fiscal 2021 and the first nine months of fiscal 2020, respectively. The income tax provision reflected a provision for foreign income taxes, which was lower than in the prior year’s first nine months, and no U.S. tax benefit due to the valuation allowance recorded against the net operating loss.

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

We have historically determined that certain undistributed earnings of our foreign subsidiaries, to the extent of cash available, will be repatriated to the U.S. The deferred tax liability on the outside basis difference is now primarily withholding tax on future dividend distributions. We have provided a deferred tax liability of less than $0.1 million as of both February 27, 2021 and as of May 30, 2020.

As of February 27, 2021 and as of May 30, 2020, our worldwide liability for uncertain tax positions related to continuing operations was $0.1 million, excluding interest and penalties. We record penalties and interest related to uncertain tax positions in the income tax expense line item within the consolidated statements of comprehensive income (loss).

The valuation allowance against the net deferred tax assets that will more likely than not be realized was $12.4 million as of February 27, 2021. The valuation allowance against the net deferred tax assets was $12.3 million as of May 30, 2020 as no material additional domestic federal and state net deferred tax assets were generated during the first nine months of fiscal 2021 from losses in the U.S. jurisdiction. A full valuation allowance on the U.S. and state deferred tax assets will be maintained until sufficient positive evidence related to sources of future taxable income exists to support a reversal of the valuation allowance. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth.

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

The earnings per share (“EPS”) presented in our unaudited consolidated statements of comprehensive income (loss) were based on the following amounts (in thousands, except per share amounts):

	Three Months Ended
	February 27, 2021		February 29, 2020
	Basic	Diluted	Basic	Diluted
Numerator for Basic and Diluted EPS:
Net income (loss)	$228	$228	$(93)	$(93)
Less dividends:
Common stock	667	667	662	662
Class B common stock	113	113	114	114
Undistributed losses	$(552)	$(552)	$(869)	$(869)
Common stock undistributed losses	$(472)	$(472)	$(742)	$(742)
Class B common stock undistributed losses	(80)	(80)	(127)	(127)
Total undistributed losses	$(552)	$(552)	$(869)	$(869)
Denominator for Basic and Diluted EPS:
Common stock weighted average shares	11,111	11,111	11,038	11,038
Class B common stock weighted average shares and shares under if-converted method for diluted EPS	2,097	2,097	2,097	2,097
Effect of dilutive securities
Dilutive stock options		72		—
Denominator for diluted EPS adjusted for weighted average shares and assumed conversions		13,280		13,135
Net income (loss) per share:
Common stock	$0.02	$0.02	$(0.01)	$(0.01)
Class B common stock	$0.02	$0.02	$(0.01)	$(0.01)

Note: Common stock options that were anti-dilutive and not included in diluted earnings per common share for the third quarter of fiscal 2020 were 1,000.

	Nine Months Ended
	February 27, 2021		February 29, 2020
	Basic	Diluted	Basic	Diluted
Numerator for Basic and Diluted EPS:
Net loss	$(230)	$(230)	$(558)	$(558)
Less dividends:
Common stock	2,000	2,000	1,986	1,986
Class B common stock	340	340	340	340
Undistributed losses	$(2,570)	$(2,570)	$(2,884)	$(2,884)
Common stock undistributed losses	$(2,196)	$(2,196)	$(2,462)	$(2,462)
Class B common stock undistributed losses	(374)	(374)	(422)	(422)
Total undistributed losses	$(2,570)	$(2,570)	$(2,884)	$(2,884)
Denominator for Basic and Diluted EPS:
Common stock weighted average shares	11,097	11,097	11,022	11,022
Class B common stock weighted average shares and shares under if-converted method for diluted EPS	2,097	2,097	2,097	2,097
Effect of dilutive securities
Dilutive stock options		—		—
Denominator for diluted EPS adjusted for weighted average shares and assumed conversions		13,194		13,119
Net income (loss) per share:
Common stock	$(0.02)	$(0.02)	$(0.04)	$(0.04)
Class B common stock	$(0.02)	$(0.02)	$(0.04)	$(0.04)

Note: Common stock options that were anti-dilutive and not included in diluted earnings per common share for the first nine months of fiscal 2021 and fiscal 2020 were 1,300 and 943, respectively.

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

The CEO, who is the chief operating decision maker, evaluates performance and allocates resources primarily based on the gross profit of each segment.

Operating results by segment are summarized in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	February 27, 2021	February 29, 2020	February 27, 2021	February 29, 2020
PMT
Net Sales	$35,237	$28,988	$98,418	$89,158
Gross Profit	12,308	9,519	33,530	28,547
Canvys
Net Sales	$7,078	$7,200	$20,491	$22,333
Gross Profit	2,493	2,362	7,156	7,268
Healthcare
Net Sales	$2,920	$2,061	$7,556	$7,045
Gross Profit	965	789	1,782	2,486

Geographic net sales information is primarily grouped by customer destination into five areas: North America; Asia/Pacific; Europe; Latin America; and Other.

Net sales and gross profit by geographic region are summarized in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	February 27, 2021	February 29, 2020	February 27, 2021	February 29, 2020
Net Sales
North America	$19,654	$15,935	$53,513	$48,475
Asia/Pacific	9,821	6,812	28,970	24,612
Europe	13,285	12,438	37,277	38,572
Latin America	2,446	3,057	6,591	6,894
Other (1)	29	7	114	(17)
Total	$45,235	$38,249	$126,465	$118,536
Gross Profit
North America	$8,081	$6,552	$21,099	$18,656
Asia/Pacific	3,517	2,261	9,592	7,910
Europe	4,356	4,011	12,153	12,157
Latin America	896	994	2,345	2,338
Other (1)	(1,084)	(1,148)	(2,721)	(2,760)
Total	$15,766	$12,670	$42,468	$38,301

(1)	Other includes primarily net sales not allocated to a specific geographical region, unabsorbed value-add costs and other unallocated expenses.

We sell our products to customers in diversified industries and perform periodic credit evaluations of our customers’ financial condition. Terms are generally on open account, payable net 30 days in North America, and vary throughout Asia/Pacific, Europe and Latin America. Estimates of credit losses are recorded in the financial statements based on monthly reviews of outstanding accounts.

12. RISKS AND UNCERTAINTIES

Litigation

On October 15, 2018, Varex Imaging Corporation (“Varex”) filed its original Complaint (Case No. 1:18-cv-06911) against Richardson Electronics Ltd. (“Richardson”) in the Northern District of Illinois, which was subsequently amended on November 27, 2018. Varex alleged counts of infringement of U.S. Patent Nos. 6,456,692 and 6,519,317. Subsequently, on October 24, 2018, Varex filed a motion for preliminary injunction to stop the sale of Richardson’s ALTA750 TM product. Richardson filed an opposition to the preliminary injunction. In January 2019, the Court took evidence on the preliminary injunction issue. On September 30, 2019, the Court denied Varex’s Motion for Preliminary Injunction. On August 6, 2020, Varex amended its Complaint to add claims of trade secret misappropriation and Richardson moved to dismiss that Amended Complaint on September 9, 2020. On April 2, 2021, as part of an overall settlement where Richardson did not admit liability but wanted to move forward, Richardson agreed to pay Varex $1.6 million to settle this matter, which is recorded in selling, general and administrative expenses within the Consolidated Statements of Comprehensive Income (Loss).

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

The impact of the COVID-19 outbreak continues to evolve. As such, the full magnitude that the pandemic will have on the Company’s financial condition, liquidity and future results of operations is uncertain. Management is actively monitoring the global situation on its financial condition, liquidity, operations, suppliers, industry and workforce. As the spread of COVID-19 continues, our ability to meet customer demands for products may be impaired or, similarly, our customers may experience adverse business consequences due to COVID-19. Reduced demand for products or impaired ability to meet customer demand (including disruptions at our transportation service providers or vendors) could have a material adverse effect on our business, operations and financial performance. There was a decline in PMT sales during the first three months of fiscal 2021, a decline in Healthcare sales during the first six months of fiscal 2021 and a decline in Canvys sales during the first nine months of fiscal 2021. The majority of these declines in sales were related to the COVID-19 global pandemic. While we had some COVID-19 related component delays impacting new product development schedules, we did not experience a major interruption in our supply chain. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not presently able to fully estimate the effects of COVID-19 on its results of operations, financial condition or liquidity for fiscal year 2021.

Company Response to CARES Act

On March 27, 2020, Congress enacted the Coronavirus Aid, Relief and Economic Security (“CARES”) Act to provide certain relief as a result of the COVID-19 outbreak. The CARES Act includes provisions relating to refundable payroll tax credits, deferral of employer-side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, increased limitations on qualified charitable contributions and technical corrections to tax depreciation methods for qualified improvement property. As of February 27, 2021, the Company deferred $0.9 million of employer-side social security tax payments. The Company has estimated and recorded the overall effects of the CARES Act and does not anticipate a material change.

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

As of February 27, 2021, we held an investment that was required to be measured at fair value on a recurring basis. Our investment consisted of a CD where face value was equal to fair value.

Investments measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of February 27, 2021 and May 30, 2020 were as follows (in thousands):

Level 1
February 27, 2021
CD	$9,000
Total	$9,000
May 30, 2020
CDs	$16,000
Total	$16,000

14. RELATED PARTY TRANSACTION

On June 15, 2015, the Company entered into a lease agreement for the IMES facility with LDL, LLC. The Executive Vice President of IMES, Lee A. McIntyre III (former owner of IMES), has an ownership interest in LDL, LLC. The lease agreement provides for monthly payments over five years with total future minimum lease payments of $0.7 million. Rental expense related to this lease amounted to $0.1 million for the nine months ended February 27, 2021 and for the nine months ended February 29, 2020.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this report may constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. The terms “may,” “should,” “could,” “anticipate,” “believe,” “continues,” “estimate,” “expect,” “intend,” “objective,” “plan,” “potential,” “project” and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. These statements are based on management’s current expectations, intentions or beliefs and are subject to a number of factors, assumptions and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Factors that could cause or contribute to such differences or that might otherwise impact the business include the risk factors set forth in Item 1A of this quarterly report on Form 10Q for the quarter ended February 27, 2021, as well as our Annual Report on Form 10-K filed on August 3, 2020. We undertake no obligation to update any such factor or to publicly announce the results of any revisions to any forward-looking statements contained herein whether as a result of new information, future events or otherwise.

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
•

Results of Operations – an analysis and comparison of our consolidated results of operations for the three and nine month periods ended February 27, 2021 and February 29, 2020, as reflected in our consolidated statements of comprehensive income (loss).

•

Liquidity, Financial Position and Capital Resources – a discussion of our primary sources and uses of cash for the nine month periods ended February 27, 2021 and February 29, 2020, and a discussion of changes in our financial position.

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

We currently have operations in the following major geographic regions: North America, Asia/Pacific, Europe and Latin America.

RESULTS OF OPERATIONS

Financial Summary – Three Months Ended February 27, 2021

•	The third quarter of fiscal 2021 and fiscal 2020 each contained 13 weeks.
•	Net sales during the third quarter of fiscal 2021 were $45.2 million, an increase of 18.3%, compared to net sales of $38.2 million during the third quarter of fiscal 2020.
•	Gross margin increased to 34.9% during the third quarter of fiscal 2021 compared to 33.1% during the third quarter of fiscal 2020.
•

Selling, general and administrative expenses were $15.5 million, including the $1.6 million settlement, or 34.2% of net sales, during the third quarter of fiscal 2021 compared to $12.7 million, or 33.1% of net sales, during the third quarter of fiscal 2020.

•	Operating income during the third quarter of fiscal 2021 was $0.3 million compared to operating income of $11,000 during the third quarter of fiscal 2020.
•	Net income during the third quarter of fiscal 2021 was $0.2 million compared to net loss of $0.1 million during the third quarter of fiscal 2020.

Financial Summary – Nine Months Ended February 27, 2021

•	The first nine months of fiscal 2021 and fiscal 2020 each contained 39 weeks.
•	Net sales during the first nine months of fiscal 2021 were $126.5 million, an increase of 6.7%, compared to net sales of $118.5 million during the first nine months of fiscal 2020.
•	Gross margin increased to 33.6% during the first nine months of fiscal 2021 compared to 32.3% during the first nine months of fiscal 2020.
•

Selling, general and administrative expenses were $41.9 million, including the $1.6 million settlement, or 33.2% of net sales, during the first nine months of fiscal 2021 compared to $38.7 million, or 32.6% of net sales, during the first nine months of fiscal 2020.

•	Operating income during the first nine months of fiscal 2021 was $0.6 million compared to operating loss of $0.4 million during the first nine months of fiscal 2020.
•	Net loss during the first nine months of fiscal 2021 was $0.2 million compared to net loss of $0.6 million during the first nine months of fiscal 2020.

Net Sales and Gross Profit Analysis

Net sales by segment and percent change during the third quarter and first nine months of fiscal 2021 and fiscal 2020 were as follows (in thousands):

Net Sales	Three Months Ended		FY21 vs. FY20
	February 27, 2021	February 29, 2020	% Change
PMT	$35,237	$28,988	21.6%
Canvys	7,078	7,200	-1.7%
Healthcare	2,920	2,061	41.7%
Total	$45,235	$38,249	18.3%

	Nine Months Ended		FY21 vs. FY20
	February 27, 2021	February 29, 2020	% Change
PMT	$98,418	$89,158	10.4%
Canvys	20,491	22,333	-8.2%
Healthcare	7,556	7,045	7.3%
Total	$126,465	$118,536	6.7%

During the third quarter of fiscal 2021, consolidated net sales increased 18.3% compared to the third quarter of fiscal 2020. Sales for PMT increased 21.6%, sales for Canvys decreased 1.7% and sales for Healthcare increased 41.7%. The increase in PMT was mainly due to strong growth from our Power and Microwave new technology partners in various applications including Power Management and 5G infrastructure and increased revenue from our Semiconductor Wafer Fabrication customers buying engineered solutions. We also had growth in various Electron Device product lines. The decrease in Canvys was primarily due to continuing struggles in the European market related to the COVID-19 impact on demand for equipment partially offset by strong sales in the North American market. The increase in Healthcare was primarily due to a significant increase in demand for the ALTA 750DTM tubes coupled with increased equipment sales in Latin America.

During the first nine months of fiscal 2021, consolidated net sales increased 6.7% compared to the first nine months of fiscal 2020. Sales for PMT increased 10.4%, sales for Canvys decreased 8.2% and sales for Healthcare increased 7.3%. The increase in PMT was mainly due to strong growth in bookings and billings from our Power Management and RF and microwave components with continued growth in the Semiconductor Wafer Fab market. We also had growth in various Electron Device product lines. The decrease in Canvys was primarily due to continuing struggles in the European market related to the COVID-19 impact on demand for equipment partially offset by strong sales in the North American market. The increase in Healthcare was due to an increase in demand for the ALTA 750DTM tubes.

Gross profit by segment and percent of net sales for the third quarter and first nine months of fiscal 2021 and fiscal 2020 were as follows (in thousands):

Gross Profit	Three Months Ended
	February 27, 2021	% of Net Sales	February 29, 2020	% of Net Sales
PMT	$12,308	34.9%	$9,519	32.8%
Canvys	2,493	35.2%	2,362	32.8%
Healthcare	965	33.0%	789	38.3%
Total	$15,766	34.9%	$12,670	33.1%

	Nine Months Ended
	February 27, 2021	% of Net Sales	February 29, 2020	% of Net Sales
PMT	$33,530	34.1%	$28,547	32.0%
Canvys	7,156	34.9%	7,268	32.5%
Healthcare	1,782	23.6%	2,486	35.3%
Total	$42,468	33.6%	$38,301	32.3%

Gross profit reflects the distribution and manufacturing product margin less manufacturing variances, inventory obsolescence charges, customer returns, scrap and cycle count adjustments, engineering costs and other provisions.

Consolidated gross profit increased to $15.8 million during the third quarter of fiscal 2021 compared to $12.7 million during the third quarter of fiscal 2020. Consolidated gross margin as a percentage of net sales increased to 34.9% during the third quarter of fiscal 2021 from 33.1% during the third quarter of fiscal 2020, primarily due to favorable product mix in both PMT and Canvys, partially offset by product mix in Healthcare.

Consolidated gross profit increased to $42.5 million during the first nine months of fiscal 2021 compared to $38.3 million during the first nine months of fiscal 2020. Consolidated gross margin as a percentage of net sales increased to 33.6% during the first nine months of fiscal 2021 from 32.3% during the first nine months of fiscal 2020, primarily due to improved manufacturing efficiencies in PMT and favorable product mix in both PMT and Canvys. These increases were partially offset by under absorbed manufacturing expenses in Healthcare during the first half of fiscal 2021.

Power and Microwave Technologies Group

PMT net sales increased 21.6% to $35.2 million during the third quarter of fiscal 2021 from $29.0 million during the third quarter of fiscal 2020. The increase was mainly due to strong growth from our Power and Microwave new technology partners in various applications including Power Management and 5G infrastructure and increased revenue from our Semiconductor Wafer Fabrication customers buying engineered solutions. We also had growth in various Electron Device product lines. Gross margin as a percentage of net sales increased to 34.9% during the third quarter of fiscal 2021 as compared to 32.8% during the third quarter of fiscal 2020 primarily due to favorable product mix.

PMT net sales increased 10.4% to $98.4 million during the first nine months of fiscal 2021 from $89.2 million during the first nine months of fiscal 2020. The increase was mainly due to strong growth in bookings and billings from our Power Management and RF and microwave components with continued growth in the Semiconductor Wafer Fab market. We also had growth in various Electron Device product lines. Gross margin as a percentage of net sales increased to 34.1% during the first nine months of fiscal 2021 as compared to 32.0% during the first nine months of fiscal 2020 due to favorable product mix and improved manufacturing efficiencies.

Canvys

Canvys net sales decreased 1.7% to $7.1 million during the third quarter of fiscal 2021 from $7.2 million during the third quarter of fiscal 2020 primarily due to continuing struggles in the European market related to the COVID-19 impact on demand for equipment partially offset by strong sales in the North American market. Gross margin as a percentage of net sales increased to 35.2% during the third quarter of fiscal 2021 from 32.8% during the third quarter of fiscal 2020 due to favorable product mix.

Canvys net sales decreased 8.2% to $20.5 million during the first nine months of fiscal 2021 from $22.3 million during the first nine months of fiscal 2020 primarily due to continuing struggles in the European market related to the COVID-19 impact on demand for equipment partially offset by strong sales in the North American market. Gross margin as a percentage of net sales increased to 34.9% during the first nine months of fiscal 2021 as compared to 32.5% during the first nine months of fiscal 2020 due to favorable product mix and foreign currency change impact.

Healthcare

Healthcare net sales increased 41.7% to $2.9 million during the third quarter of fiscal 2021 from $2.1 million during the third quarter of fiscal 2020. The increase in sales was primarily due to a significant increase in demand for the ALTA 750DTM tubes coupled with increased equipment sales in Latin America. Gross margin as a percentage of net sales decreased to 33.0% during the third quarter of fiscal 2021 as compared to 38.3% during the third quarter of fiscal 2020 primarily due to product mix.

Healthcare net sales increased 7.3% to $7.6 million during the first nine months of fiscal 2021 from $7.0 million during the first nine months of fiscal 2020 due to an increase in demand for the ALTA 750DTM tubes. Gross margin as a percentage of net sales decreased to 23.6% during the first nine months of fiscal 2021 as compared to 35.3% during the first nine months of fiscal 2020 due to under absorbed manufacturing expenses in the first half of fiscal 2021.

Legal Settlement

On October 15, 2018, Varex Imaging Corporation (“Varex”) filed its original Complaint (Case No. 1:18-cv-06911) against Richardson Electronics Ltd. (“Richardson”) in the Northern District of Illinois, which was subsequently amended on November 27, 2018. Varex alleged counts of infringement of U.S. Patent Nos. 6,456,692 and 6,519,317. Subsequently, on October 24, 2018, Varex filed a motion for preliminary injunction to stop the sale of Richardson’s ALTA750 TM product. Richardson filed an opposition to the preliminary injunction. In January 2019, the Court took evidence on the preliminary injunction issue. On September 30, 2019, the Court denied Varex’s Motion for Preliminary Injunction. On August 6, 2020, Varex amended its Complaint to add claims of trade secret misappropriation and Richardson moved to dismiss that Amended Complaint on September 9, 2020. On April 2, 2021, as part of an overall settlement where Richardson did not admit liability but wanted to move forward, Richardson agreed to pay Varex $1.6 million to settle this matter, which is recorded in selling, general and administrative expenses within the Consolidated Statements of Comprehensive Income (Loss).

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $15.5 million during the third quarter of fiscal 2021 from $12.7 million in the third quarter of fiscal 2020. This increase included the $1.6 million legal settlement. The increase also resulted from higher employee compensation expense and legal fees, partially offset by lower travel expenses.

Selling, general and administrative expenses increased to $41.9 million during the first nine months of fiscal 2021 from $38.7 million in the first nine months of fiscal 2020. This increase included the $1.6 million legal settlement. The remainder of the increase was primarily due to higher employee compensation expense and legal fees, partially offset by lower travel and consulting expenses.

Other Income/Expense

Other income/expense was expense of less than $0.1 million during the third quarter of fiscal 2021, compared to income of $0.1 million during the third quarter of fiscal 2020. Other income/expense during the third quarter of fiscal 2020 included $0.1 million of investment/interest income. Our foreign exchange gains and losses are primarily due to the translation of U.S. dollars held in non-U.S. entities. We currently do not utilize derivative instruments to manage our exposure to foreign currency.

Other income/expense was expense of $0.5 million during the first nine months of fiscal 2021, compared to income of $0.2 million during the first nine months of fiscal 2020. Other income/expense during the first nine months of fiscal 2021 included $0.6 million of foreign exchange losses partially offset by less than $0.1 million of investment/interest income. Other income/expense during the first nine months of fiscal 2020 included $0.3 million of investment/interest income partially offset by $0.1 million of foreign exchange losses.

Income Tax Provision

The income tax provision was $0.1 million for the third quarter of fiscal 2021 as compared to $0.2 million for the third quarter of fiscal 2020. The income tax provision reflected a provision for foreign income taxes, which was lower than in the prior year’s third quarter, and the offset of a U.S. tax provision against the valuation allowance.

We recorded an income tax provision of $0.2 million and $0.4 million for the first nine months of fiscal 2021 and the first nine months of fiscal 2020, respectively. The income tax provision reflected a provision for foreign income taxes, which was lower than in the prior year’s first nine months, and no U.S. tax benefit due to the valuation allowance recorded against the net operating loss.

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

Net Income (Loss) and Per Share Data

Net income during the third quarter of fiscal 2021 was $0.2 million, or $0.02 per diluted common share and $0.02 per Class B diluted common share as compared to net loss of $0.1 million during the third quarter of fiscal 2020 or ($0.01) per diluted common share and ($0.01) per Class B diluted common share.

Net loss during the first nine months of fiscal 2021 was $0.2 million or ($0.02) per diluted common share and ($0.02) per Class B diluted common share as compared to net loss of $0.6 million during the first nine months of fiscal 2020 or ($0.04) per diluted common share and ($0.04) per Class B diluted common share.

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

Our operations and cash needs have been primarily financed through cash on hand and investments.

Cash and cash equivalents were $38.4 million at February 27, 2021. Investments included a CD classified as short-term investment of $9.0 million. Total cash and investments were $47.4 million at February 27, 2021. Cash, cash equivalents and investments at February 27, 2021 consisted of $30.5 million in North America, $8.3 million in Europe, $1.0 million in Latin America and $7.6 million in Asia/Pacific. We repatriated a total of $0.7 million to the United States in the third quarter of fiscal 2021, which included $0.5 million from our entity in Korea and $0.2 million from our entity in Italy. Although the Tax Cuts and Jobs Act generally eliminated federal income tax on future cash repatriation to the United States, cash repatriation may be subject to state and local taxes, withholding or similar taxes. See Note 9 “Income Taxes” of the notes to our consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended May 30, 2020, filed August 3, 2020 for further information.

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

The Company continues to monitor the impact of the COVID-19 outbreak on its supply chain, manufacturing and distribution operations, customers and employees, as well as the U.S. economy in general. However, due to the uncertainty as to when governmental restrictions on business will be fully lifted, the impact thereof, and the duration and widespread nature of the COVID-19 outbreak, the Company cannot currently predict the long-term impact on its operations and financial results. The uncertainties associated with the COVID-19 outbreak include potential adverse effects on the overall economy, the Company’s supply chain, transportation services, employees and customers. The COVID-19 outbreak could adversely affect the Company’s revenues, earnings, liquidity and cash flows and may require significant actions in response, including expense reductions. Conditions surrounding COVID-19 change rapidly and additional impacts of which the Company is not currently aware may arise. Based on past performance and current expectations, we believe that the existing sources of liquidity, including current cash and investments, will provide sufficient resources to meet known capital requirements and working capital needs through the next twelve months.

Cash Flows from Operating Activities

The cash provided by (used in) operating activities primarily resulted from net income (loss) adjusted for non-cash items and changes in our operating assets and liabilities.

Operating activities provided $3.9 million of cash during the first nine months of fiscal 2021. We had a net loss of $0.2 million during the first nine months of fiscal 2021, which included non-cash stock-based compensation expense of $0.5 million associated with the issuance of stock option and restricted stock awards, $0.7 million for inventory reserve provisions and depreciation and amortization expense of $2.6 million associated with our property and equipment as well as amortization of our intangible assets. Changes in our operating assets and liabilities resulted in cash provided of $0.3 million during the first nine months of fiscal 2021, net of foreign currency exchange gains and losses, included an increase in accrued liabilities of $4.3 million, partially offset by a decrease of $2.0 million in accounts payable, an increase in accounts receivable of $1.0 million and an increase in inventory of $0.9 million. The increase in accrued liabilities was mainly due to a legal settlement and timing of employee compensation and payroll tax payments as well as the timing of other payments. The decrease in our accounts payable was due to timing of payments for some of our larger vendors for both inventory and services. The increase in accounts receivable was primarily due to the sales increase in fiscal 2021. The majority of the inventory increase was to support the electron tube and RF and microwave components business.

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

Cash Flows from Investing Activities

The cash flow provided by (used in) investing activities consisted primarily of purchases of investments and capital expenditures partially offset by proceeds from the maturities of investments.

Cash provided by investing activities of $5.2 million during the first nine months of fiscal 2021 included proceeds from the maturities of investments of $16.0 million, partially offset by purchases of investments of $9.0 million and $1.8 million in capital expenditures. Capital expenditures related primarily to capital used for our Healthcare business and our IT system.

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

Cash used in financing activities of $2.5 million during the first nine months of fiscal 2021 primarily resulted from cash used to pay dividends.

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
(a)	Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of February 27, 2021.

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

(b)	Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the third quarter of fiscal 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On October 15, 2018, Varex Imaging Corporation (“Varex”) filed its original Complaint (Case No. 1:18-cv-06911) against Richardson Electronics Ltd. (“Richardson”) in the Northern District of Illinois, which was subsequently amended on November 27, 2018. Varex alleged counts of infringement of U.S. Patent Nos. 6,456,692 and 6,519,317. Subsequently, on October 24, 2018, Varex filed a motion for preliminary injunction to stop the sale of Richardson’s ALTA750 TM product. Richardson filed an opposition to the preliminary injunction. In January 2019, the Court took evidence on the preliminary injunction issue. On September 30, 2019, the Court denied Varex’s Motion for Preliminary Injunction. On August 6, 2020, Varex amended its Complaint to add claims of trade secret misappropriation and Richardson moved to dismiss that Amended Complaint on September 9, 2020. On April 2, 2021, as part of an overall settlement where Richardson did not admit liability but wanted to move forward, Richardson agreed to pay Varex $1.6 million to settle this matter which is recorded in selling, general and administrative expenses within the Consolidated Statements of Comprehensive Income (Loss).

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

101

The following financial information from our Quarterly Report on Form 10-Q for the third quarter of fiscal 2021, filed with the SEC on April 8, 2021, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Comprehensive Income (Loss), (iii) the Unaudited Consolidated Statements of Cash Flows, (iv) the Unaudited Consolidated Statement of Stockholders’ Equity and (v) Notes to Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RICHARDSON ELECTRONICS, LTD.

Date: April 8, 2021	By:	/s/ Robert J. Ben
Robert J. Ben Chief Financial Officer and Chief Accounting Officer (on behalf of the Registrant and as Principal Financial Officer)