Form 10-K
period 2021-05-29
RICHARDSON ELECTRONICS LTD/DE
filed 2021-08-02
CIK 355948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 29, 2021

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

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☒	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes    ☒  No

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of November 28, 2020 was approximately $49.7 million.

As of July 26, 2021, there were outstanding 11,232,060 shares of Common Stock, $0.05 par value and 2,096,919 shares of Class B Common Stock, $0.05 par value, which are convertible into Common Stock of the registrant on a one-for-one basis.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders scheduled to be held October 5, 2021, which will be filed pursuant to Regulation 14A, are incorporated by reference in Part III of this report. Except as specifically incorporated herein by reference, the abovementioned Proxy Statement is not deemed filed as part of this report.

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

Our fiscal year 2021 began on May 31, 2020 and ended on May 29, 2021, our fiscal year 2020 began on June 2, 2019 and ended on May 30, 2020 and our fiscal year 2019 began on June 3, 2018 and ended on June 1, 2019. Unless otherwise noted, all references to a particular year in this document shall mean our fiscal year.

Company Response to COVID-19

In March 2020, the World Health Organization classified the outbreak of COVID-19 as a pandemic. Thereafter, most U.S. states imposed “shelter in place” directives on their populations to stem the spread of COVID-19 and similar restrictive measures were taken by governments across the world.

The shelter in place directives generally required the closure of businesses that did not provide essential functions. The Company was considered a critical supplier of products to healthcare and critical infrastructure businesses. Further, several of our largest customers mandated that we continue to supply parts so as not to disrupt the supply chain and their ability to serve critical industries. As such, the Company qualified as an “Essential Business” and the Company continued our manufacturing and distribution operations throughout 2021. Our top priority was ensuring the health and safety of our employees and, accordingly, we undertook measures such as limiting the number of people in any one of our facilities by requiring only employees who could not perform their work remotely to physically work in a Company US-based facility. The Company advised all other employees that could perform their job functions remotely to do so. As such, the Company’s operations remained operational.

The impact of the COVID-19 outbreak and its effects continue to evolve. As such, the full magnitude that the pandemic, and the steps taken to prevent and/or mitigate its spread, will have on the Company’s financial condition, liquidity and future results of operations is uncertain. The extent of the impact of the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the duration and spread of the pandemic, the extent, speed and effectiveness of worldwide containment and vaccination efforts and the impact of these and other factors on our employees, customers and suppliers. Our ability to meet customer demands for products may be impaired or, similarly, our customers may experience adverse business consequences due to COVID-19 and its effects. Reduced demand for products or impaired ability to meet customer demand (including disruptions at our transportation service providers or vendors) could have a material adverse effect on our business, operations and financial performance. There was a decline in PMT sales during the first three months of fiscal 2021, a decline in Healthcare sales during the first six months of fiscal 2021 and a decline in Canvys sales during the first nine months of fiscal 2021. The majority of these declines in sales were related to the COVID-19 global pandemic. While we had some COVID-19 related component delays impacting new product development schedules, we did not experience a major interruption in our supply chain. Management continues to monitor the global situation on its financial condition, liquidity, operations, suppliers, industry and workforce. Given the ever-evolving nature of the pandemic and the continued global responses to curb its spread, the Company is not presently able to fully estimate the effects of COVID-19 on its results of operations, financial condition or liquidity for fiscal year 2022.

Company Response to CARES Act

On March 27, 2020, Congress enacted the Coronavirus Aid, Relief and Economic Security (“CARES”) Act to provide certain relief as a result of the COVID-19 outbreak. The CARES Act included provisions relating to refundable payroll tax credits, deferral of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, increased limitations on qualified charitable contributions and technical corrections to tax depreciation methods for qualified, improvement property. As of May 29, 2021, the Company deferred $0.9 million of employer-side social security tax payments. The Company has estimated and recorded the overall effects of the CARES Act and does not anticipate a material change.

Geography

We currently have operations in the following major geographic regions: North America, Asia/Pacific, Europe and Latin America.

Selected financial data attributable to each segment and geographic region for fiscal 2021, fiscal 2020 and fiscal 2019 is set forth in Note 9, Segment and Geographic Information, of the notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

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

PMT’s suppliers provide warranty coverage for the products and allow return of defective products, including those returned to PMT by its customers. For information regarding the warranty reserves, see Note 3, Significant Accounting Policies and Disclosures, of the notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

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

International Sales

During fiscal 2021, we made approximately 59% of our sales outside the U.S. We continue to pursue new international sales to further expand our geographic reach.

Major Customers

During fiscal 2021, fiscal 2020 and fiscal 2019, no one customer accounted for more than 10 percent of the Company’s consolidated net sales. See Note 9, Segment and Geographic Information, of the notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further information.

Human Capital Management

The future success of our company depends on our ability to attract, hire, motivate, retain and further develop top talent, including highly-skilled technical, management and sales personnel. The skills, experience and industry knowledge of our employees significantly benefit our operations and performance. Competition for such personnel is intense and the salary, benefits and other costs to employ the right personnel may impact our results and performance.

As of May 29, 2021, we employed 405 individuals, which included 373 full-time individuals and 32 part-time individuals. Of these, 250 full-time and 18 part-time were located in the United States and 123 full-time and 14 part-time were located internationally.  All of our employees are non-union and we consider our relationships with our employees to be good.

The Company offers employees a competitive compensation program, designed to recognize and reward both individual and company performance, which includes a base pay, variable compensation programs, and health, wellbeing and retirement programs to meet the needs of our employees.

The health, safety and wellness of our employees is a priority that was a particular focus in 2021 in light of COVID-19, including having many of our employees work from home whenever possible while implementing additional safety measures for employees continuing critical on-site work.

Website Access to SEC Reports

We maintain an Internet website at www.rell.com. Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 are accessible through our website, free of charge, as soon as reasonably practicable after these reports are filed electronically with the Securities and Exchange Commission. Interactive Data Files pursuant to Rule 405 of Regulation S-T, of these filing dates, formatted in Extensible Business Reporting Language (“XBRL”) are accessible as well. To access these reports, go to our website at www.rell.com. Information relating to our corporate governance, including our Code of Conduct (including any related amendments or waivers) and information concerning our executive officers, directors and Board committees (including committee charters) is also available on our website. The foregoing information regarding our website is provided for convenience and the content of our website is not deemed to be incorporated by reference in this report filed with the Securities and Exchange Commission. Additionally, the SEC maintains an internet site through which our reports, proxy and information statements and our other SEC filings can be located; the address of that site is http://www.sec.gov.

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

Business and Operational Risks

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

In addition, the impact of the COVID-19 pandemic resulted in sales declines across our three business units at various times during fiscal 2021. While many regions are seeing a recovery from the outbreak, the situation continues to evolve and the effects of the pandemic could adversely affect the Company’s revenues, earnings, liquidity and cash flows.

We have historically incurred significant charges for inventory obsolescence and may incur similar charges in the future.

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

Our overall competitive position depends on a number of factors including price, engineering capability, vendor representation, product diversity, lead times and the level of customer service. There are very few vacuum tube competitors in the markets we serve. There are also a limited number of Chinese manufacturers whose ability to produce vacuum tubes has progressed over the past several years. The most significant competitive risk comes from technical obsolescence. Canvys faces many competitors in the markets we serve. Increased competition may result in price reductions, reduced margins or a loss of market share, any of which could materially and adversely affect our business, operating results and financial condition. As we expand our business and pursue our growth initiatives, we may encounter increased competition from current and/or new competitors. Our failure to maintain and enhance our competitive position could have a material adverse effect on our business.

We are dependent on a limited number of vendors to supply us with essential products.

The products we supply are currently produced by a relatively small number of manufacturers. One of our suppliers represented 15% of our total cost of sales. Our success depends, in large part, on maintaining current vendor relationships and developing new relationships. To the extent that our significant suppliers are unwilling or unable to continue to do business with us, extend lead times, limit supplies due to capacity constraints or other factors, there could be a material adverse effect on our business.  We experienced some COVID-19 related component delays impacting new product development schedules. Further disruptions to the supply chain because of the COVID-19 pandemic and its impact, or other world or domestic events could materially adversely impact our operations and business.

We rely heavily on information technology systems that, if not properly functioning, could materially adversely affect our business.

We rely on our information technology systems to process, analyze and manage data to facilitate the purchase, manufacture, and distribution of our products, as well as to receive, process, bill and ship orders on a timely basis. A significant disruption or failure in the design, operation, security or support of our information technology systems could significantly disrupt our business.

Our information technology systems may be subject to cyber attacks, security breaches or computer hacking. Experienced computer programmers and hackers may be able to penetrate our security controls and misappropriate or compromise sensitive personal, proprietary or confidential information, create system disruptions or cause shutdowns. They also may be able to develop and deploy viruses, worms and other malicious software programs that attack our systems or otherwise exploit any security vulnerabilities. Additionally, third parties may attempt to fraudulently induce employees or customers into disclosing sensitive information such as user names, passwords or other information in order to gain access to our customers’ data or our data, including our intellectual property and other confidential business information, employee information or our information technology systems. Our systems and the data stored on those systems may also be vulnerable to security incidents or security attacks, acts of vandalism or theft, coordinated attacks by activist entities, misplaced or lost data, human errors or other similar events that could negatively affect our systems and its data, as well as the data of our business partners. Further, third parties, such as hosted solution providers, that provide services to us, could also be a source of security risk in the event of a failure of their own security systems and infrastructure.

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

We extend credit to our customers. The failure of a significant customer or a significant group of customers to timely pay all amounts due could have a material adverse effect on our financial condition and results of operations. The extension of credit involves considerable judgment and is based on management’s evaluation of factors that include such things as a customer’s financial condition, payment history and the availability of collateral to secure customers’ receivables.

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

Our operating results produced net income for fiscal 2021, but operating results for fiscal 2020 and fiscal 2019 reflected a net loss. There can be no assurance that we will continue recovery in the near future; nor is there any assurance that such worldwide economic volatility in connection with the COVID-19 pandemic, its repercussions, actions taken in response to the pandemic and attempts at recovery will not continue.

Our business and results of operations are subject to a broad range of uncertainties arising out of world and domestic events.

Our business and results of operations are subject to uncertainties arising from world and domestic events. These uncertainties may include a global economic slowdown, pandemics and other public health issues (including the COVID-19 pandemic), natural disasters, military action, terrorist activities, political and social turmoil, civil unrest and other crises. Such conditions have impacted and may continue to impact customer demand as well as our suppliers’ ability to supply us with necessary materials and, ultimately, may have an impact on our business, financial condition, results and stock price.

The COVID-19 outbreak was declared a pandemic in March 2020 based on the rapid increase in global exposure. In response, the governments of many countries, states, cities and other geographic regions (including areas in which we have operations) took preventative or protective actions, such as imposing restrictions on business operations and requiring individuals to stay at home. As the impact of the COVID-19 outbreak and responses to the pandemic continue to evolve and be felt, our ability to meet customer demand for products may be impaired or, similarly, our customers may experience adverse business consequences due to COVID-19. During fiscal 2021, the Company experienced decreases in demand for certain products as a result of the impact of COVID-19 on certain customers and in certain regions. A significant reduced demand for products or impaired ability to meet customer demand (including disruptions at our transportation service providers or vendors) could cause a material adverse effect on our business, operations and financial performance.

COVID-19 continues to spread in various regions of the world. The extent to which our business will be impacted will depend on future developments which are highly uncertain and cannot be predicted. These include but not limited to the continued duration and spread of the pandemic, its severity, the effectiveness of actions to vaccinate populations, contain the virus or treat its impact and how quickly and to what extent normal economic and operating conditions resume. The potential effects of COVID-19, the responses to the pandemic and the various recovery initiatives may also impact many of our risk factors described herein; however, as this is an unprecedented and changing situation, the potential impacts to such risk factors remain uncertain. Even after the COVID-19 pandemic subsides, we may experience adverse impacts to our business and financial results due to any economic recession or depression that has occurred, and due to any major public health crises that may occur in the future. This is a very dynamic situation and we cannot at this time reasonably estimate the scope of its impact on our employees, operations, suppliers or customers, or the full extent to which COVID-19 could continue to affect the global economy and our results.

Major disruptions to our logistics capability or to the operations of our key vendors or customers could have a material adverse impact on our operations.

We operate our global logistics services through specialized and centralized distribution centers. We depend on third party transportation service providers for the delivery of products to our customers. A major interruption or disruption in service at any of our distribution centers, or a disruption at the operations of any of our significant vendors or customers, for any reason, including reasons beyond our control (such as natural disasters, pandemics (such as COVID-19), work stoppages, power loss, cyber attacks, incidents of terrorism or other significant disruptions of services from our third party providers) could cause cancellations or delays in a significant number of shipments to customers and, as a result, could have a severe impact on our business, operations and financial performance.

Risks Related to International Operations

A significant portion of our cash, cash equivalents and investments is held by our foreign subsidiaries and could affect future liquidity needs.

As of May 29, 2021, $17.8 million, or approximately 41% of our cash and cash equivalents was held by our foreign subsidiaries. While we intend to use some of the cash held outside the United States to fund our international operations and growth, when we encounter a significant need for liquidity domestically or at a particular location that we cannot fulfill through other internal or external sources, our liquidity requirements could necessitate transfers of existing cash balances between our subsidiaries or to the United States. Some of these subsidiaries are located in jurisdictions that require foreign government approval before a cash repatriation can occur.

International operations represent a significant percentage of our business and present a variety of risks that could impact our results.

Because we source and sell our products worldwide, our business is subject to risks associated with doing business internationally. These risks include the costs and difficulties of managing foreign entities, limitations on the repatriation and investment of funds, cultural differences that affect customer preferences and business practices, unstable political or economic conditions, trade protection measures and import or export licensing requirements and changes in tax laws.

We also face exposure to fluctuations in foreign currency exchange rates because we conduct business outside of the United States. Price increases caused by currency exchange rate fluctuations may make our products less competitive or may have an adverse effect on our margins. Our international revenues and expenses generally are derived from sales and operations in currencies other than the U.S. dollar. Accordingly, when the U.S. dollar strengthens in relation to the base currencies of the countries in which we sell our products, our U.S. dollar reported net revenue and income would decrease. We currently do not engage in any currency hedging transactions. We cannot predict whether foreign currency exchange risks inherent in doing business in foreign countries will have a material adverse effect on our operations and financial results in the future. Further, global economic conditions may cause volatility and disruptions in the capital and credit markets. Negative or uncertain financial and macroeconomic conditions may have a significant adverse impact on our sales, profitability and results of operations.

The withdrawal by the United Kingdom from the European Union could have a material adverse effect on our business, financial position, liquidity and results of operations.

We conduct a significant portion of our business in the European Union (“EU”) and the withdrawal of the United Kingdom (“U.K.”) from the EU (also referred to as “Brexit”) could have a material adverse effect on our business, financial position, liquidity and results of operations. In connection with the U.K.’s exit from the EU, the U.K. and the EU struck a bilateral trade and cooperation deal governing the future relationship between the U.K. and the EU, which took effect on May 1, 2021. However, there remains uncertainties and risks to our business related to Brexit and the new relationship between the U.K. and EU, which will continue to be developed and defined, as well as any resulting political and economic instability created by Brexit. The political and economic impact of Brexit has caused and may continue to cause significant volatility in global markets as well as greater restrictions on imports and exports between the U.K. and EU countries, a fluctuation in currency exchange rates and increased regulatory complexities. The impact of the withdrawal of the U.K. may adversely affect business activity, political stability and economic conditions in the U.K., the EU and elsewhere. Such developments and their ultimate impact, or the perception that any of these developments are likely to occur, could have a material adverse effect on economic growth or business activity in the U.K., the Eurozone or the EU, and could result in the relocation of businesses, cause business interruptions, lead to economic recession or depression, inhibit the growth of the European economy, cause greater volatility in all of the global currencies that we currently use to transact business and impact the stability of the financial markets, availability of credit, political systems or financial institutions and the financial and monetary system. Such developments could have a material adverse effect on our business, financial position, liquidity and results of operations.

Financial Risks

We may need to raise additional funds through debt or equity financings in the future to fund our domestic operations and our broader corporate initiatives, which would dilute the ownership of our existing shareholders.

If the cash generated by our domestic operations is not sufficient to fund our domestic operations and our broader corporate initiatives, such as stock repurchases, dividends, acquisitions and other strategic opportunities, we may need to raise additional funds through public or private debt or equity financings, or we may need to obtain new credit facilities to the extent we are unable to, or choose not to, repatriate our overseas cash. Such additional financing may not be available on terms favorable to us, or at all, and any new equity financings or offerings would dilute our current stockholders’ ownership interests in us. Furthermore, lenders may not agree to extend us new, additional or continuing credit. Economic uncertainty or adverse economic conditions resulting from the impacts of and responses to the COVID-19 pandemic could result in significant or sustained disruption of global financial markets, thereby reducing our ability to access capital. In any such case, our business, operating results or financial condition could be adversely impacted.

There is a possible risk of identifiable intangible asset impairment, which could reduce the value of our assets and reduce our net income in the year in which the write-off occurs.

Our intangible assets could become impaired, which could reduce the value of our assets and reduce our net income in the year in which the write-off occurs. We ascribe value to certain intangible assets which consist of customer lists and trade names resulting from acquisitions. An impairment charge on intangible assets would be incurred in the event that the fair value of the intangible assets are less than their current carrying values. We evaluate whether events have occurred that indicate all, or a portion, of the carrying amount of intangible assets may no longer be recoverable. If this is the case, an impairment charge to earnings would be necessary.

Legal and Regulatory Risks

We may be subject to intellectual property rights claims, which are costly to defend, could require payment of damages or licensing fees, and/or could limit our ability to use certain technologies in the future.

Substantial litigation and threats of litigation regarding intellectual property rights exist in the display systems and electronics industries. From time to time, third parties, including certain companies in the business of acquiring patents with the intention of aggressively seeking licensing revenue from purported infringers, have asserted and may in the future assert patent and/or other intellectual property rights to technologies that are important to our business. In any dispute involving products that we have sold, our customers could also become the target of litigation. We are obligated in many instances to indemnify and defend our customers if the products we sell are alleged to infringe any third party’s intellectual property rights. In some cases, depending on the nature of the claim, we may be able to seek indemnification from our suppliers for our self and our customers against such claims, but there is no assurance that we will be successful in obtaining such indemnification or that we are fully protected against such claims. Any infringement claim brought against us, regardless of the duration, outcome or size of damage award, could result in substantial cost, divert our management’s attention, be time consuming to defend, result in significant damage awards, cause product shipment delays, or require us to enter into royalty or other licensing agreements. See Note 10, Risks and Uncertainties, of the notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further information regarding specific legal matters related to our patents.

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

Potential lawsuits, with or without merit, may divert management’s attention, and we may incur significant expenses in our defense. In addition, we may be required to pay damage awards or settlements, become subject to injunctions or other equitable remedies, or determine to abandon certain lines of business, that may cause a material adverse effect on our results of operations, financial position and cash flows.

We may incur substantial operational costs or be required to change our business practices to comply with data privacy and data protection laws and regulations around the world.

We are subject to many privacy and data protection laws and regulations in various jurisdictions, which continue to evolve rapidly. The EU’s General Data Protection Regulation (“GDPR”) includes operational requirements for companies that receive or process personal data of residents of the European Union, including more robust documentation requirements for data protection compliance programs. Specifically, the GDPR imposes numerous privacy-related requirements for companies operating in the EU, including greater control for data subjects, increased data portability for EU consumers and data breach notification requirements.

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

In addition, several other jurisdictions in the U.S. and around the world have enacted privacy laws or regulations similar to GDPR. For instance, California enacted the California Consumer Privacy Act (“CCPA”), effective January 1, 2020 which gives consumers many of the same rights as those available under GDPR. Several laws similar to the CCPA have been proposed in the United States at both the federal and state level. The effects of, and costs incurred in connection with complying with, the GDPR, the CCPA and other data privacy laws and regulations may be significant and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Any actual or perceived failures to comply with the GDPR, the CCPA or other data privacy laws or regulations, or related contractual or other obligations, or any perceived privacy rights violation, could lead to investigations, claims and proceedings by governmental entities and private parties, damages for contract breach, and other significant costs, penalties and other liabilities, as well as harm to our reputation and market position.

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

Ongoing changes to tariffs and trade relations may adversely affect our business.

Our international operations are subject to changing tariffs and developments in trade relations. The U.S. government has made statements and taken certain actions that have led to, and may in the future lead to, further changes to U.S. and international trade policies, including recently imposed tariffs affecting certain products exported by a number of U.S. trading partners, including China. For example, during 2018, the U.S. and China each imposed new tariffs, and announced further proposed tariffs, on various products imported from China and the U.S., respectively. Between July 2018 and September 2018, the Office of the United States Trade Representative imposed tariffs of 10% and 25% on three product lists totaling approximately $250 billion in Chinese imports.    In May 2019, there was an announcement of the United States government’s imposition of a 25% tariff on a range of products exported from China to the U.S. on or after May 10, 2019. These lists include some of our products.

Subsequently, in January 2020, the U.S. and China signed a “phase one” trade deal, accompanied by a U.S. decision to cancel a plan to increase tariffs on an additional list of Chinese products and to reduce the tariffs imposed on May 13, 2019 from 15% to 7.5% effective February 14, 2020. Currently, the majority of tariff exclusions granted have expired and many of the additional tariffs on Chinese origin goods remain, as do concerns over the stability of bilateral trade relations, particularly given the limited scope of the phase one agreement.

It is possible that further tariffs may be imposed on imports of our products, including by other countries, or that our business will be impacted by changing trade relations among countries. This may cause us to raise prices or make changes to our operations, any of which could adversely impact demand for our products, our costs, customers, suppliers and/or the United States economy or certain sectors thereof and, thus, to adversely impact our businesses and results of operations. Given the evolving nature of trade relations, the impact on our operations and results is uncertain and could be significant. We can provide no assurance that any strategies we implement to mitigate the impact of such tariffs or other trade actions will be successful. To the extent that our supply chain, costs, sales or profitability are negatively affected by the tariffs or other trade actions, our business, financial condition and results of operations may be materially adversely affected.

Ownership Risks

A single stockholder has voting control over us.

As of July 26, 2021, Edward J. Richardson, our Chairman, Chief Executive Officer and President, beneficially owned approximately 98% of the outstanding shares of our Class B common stock, representing approximately 64% of the voting power of the outstanding common stock. This share ownership permits Mr. Richardson to exert control over the outcome of stockholder votes, including votes concerning the election of directors, by-law amendments, possible mergers, corporate control contests and other significant corporate transactions.

General Risk Factors

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

An effective internal control environment is necessary for us to produce reliable financial reports and is an important part of our effort to prevent financial fraud. We are required to periodically evaluate the effectiveness of the design and operation of our internal controls over financial reporting. Based on these evaluations, we may conclude that enhancements, modifications or changes to internal controls are necessary or desirable. While management evaluates the effectiveness of our internal controls on a regular basis, these controls may not always be effective. There are inherent limitations on the effectiveness of internal controls, including fraud, collusion, management override and failure in human judgment. In addition, control procedures are designed to reduce rather than eliminate business risks.

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

We have had significant cash and investments. If we are deemed to be an “investment company” as defined under the Investment Company Act of 1940 (the “Investment Company Act”), the nature of our investments may be subject to various restrictions. We do not believe that our principal activities subject us to the Investment Company Act. If we are deemed to be subject to the Investment Company Act, compliance with required additional regulatory burdens would increase our operating expenses.

Evolving expectations around corporate responsibility practices, specifically related to environmental, social and governance (“ESG”) matters, may expose us to reputational and other risks.

Investors, stockholders, customers, suppliers and other third parties are increasingly focusing on ESG and corporate social responsibility endeavors and reporting. Certain institutional investors, investment funds, other influential investors, customers, suppliers and other third parties are also increasingly focused on ESG practices. Companies that do not adapt to or comply with the evolving investor or stakeholder expectations and standards, or which are perceived to have not responded appropriately, may suffer from reputational damage and result in the business, financial condition and/or stock price of a company being materially and adversely affected. Further, this increased focus on ESG issues may result in new regulations and/or third party requirements that could adversely impact our business, or certain shareholders reducing or eliminating their holdings of our stock. Additionally, an allegation or perception that the Company has not taken sufficient action in these areas could negatively harm our reputation.

Our stock price may be volatile.

Our stock price has fluctuated in the past and may experience declines in the future as a result of the volatile nature of the stock market, developments in our business and/or factors outside of our control. Many factors may cause the market price for our common stock to change, including: (i) our operating results as compared to investors’ expectations in any period, (ii) market perceptions concerning our future earnings prospects, (iii) adverse changes in general market conditions or economic trends and (iv) changes or events in our industry or the world, such as market reactions to the COVID-19 pandemic.

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

Our facility locations, their primary use and segments served are as follows:

Location	Leased/Owned	Use	Segment
Woodland Hills, California	Leased	Sales	PMT
LaFox, Illinois *	Owned	Corporate/Sales/Distribution/Manufacturing	PMT/Canvys/Healthcare
Marlborough, Massachusetts	Leased	Sales/Distribution/Manufacturing	Canvys
Fort Mill, South Carolina	Leased	Sales/Distribution/Testing/Repair	Healthcare
Murray, Utah	Leased	Sales/Testing/Repair	Healthcare
Sao Paulo, Brazil	Leased	Sales/Distribution	PMT
Beijing, China	Leased	Sales	PMT
Nanjing, China	Leased	Sales	PMT
Shanghai, China	Leased	Sales/Distribution	PMT
Shenzhen, China	Leased	Sales	PMT
Brive, France	Leased	Manufacturing Support/Testing	PMT
Paris, France	Leased	Sales	PMT
Donaueschingen, Germany	Leased	Sales/Distribution/Manufacturing	Canvys
Puchheim, Germany	Leased	Sales	PMT
Mumbai, India	Leased	Sales	PMT
Ramat Gan, Israel	Leased	Sales	PMT
Florence, Italy	Leased	Sales	PMT
Milan, Italy	Leased	Sales	PMT
Tokyo, Japan	Leased	Sales	PMT
Mexico City, Mexico	Leased	Sales	PMT
Amsterdam, Netherlands	Leased	Sales/Distribution/Manufacturing	PMT/Healthcare
Singapore, Singapore	Leased	Sales/Distribution	PMT
Gyeonggi-do, South Korea	Leased	Sales	PMT
Madrid, Spain	Leased	Sales	PMT
Taipei, Taiwan	Leased	Sales	PMT/Canvys
Bangkok, Thailand	Leased	Sales/Distribution	PMT
Dubai, United Arab Emirates	Leased	Sales/Distribution/Testing/Repair	PMT
Hook, United Kingdom	Leased	Sales/Distribution/Testing/Repair	PMT
Lincoln, United Kingdom	Leased	Sales	PMT/Canvys

*	LaFox, Illinois is also the location of our corporate headquarters.

ITEM 3. Legal Proceedings

On October 15, 2018, Varex Imaging Corporation (“Varex”) filed its original Complaint (Case No. 1:18-cv-06911) against Richardson Electronics, Ltd. (“Richardson”) in the Northern District of Illinois, which was subsequently amended on November 27, 2018. Varex alleged counts of infringement of U.S. Patent Nos. 6,456,692 and 6,519,317. Subsequently, on October 24, 2018, Varex filed a motion for preliminary injunction to stop the sale of Richardson’s ALTA750 TM product. Richardson filed an opposition to the preliminary injunction. In January 2019, the Court took evidence on the preliminary injunction issue. On September 30, 2019, the Court denied Varex’s Motion for Preliminary Injunction. On August 6, 2020, Varex amended its Complaint to add claims of trade secret misappropriation and Richardson moved to dismiss that Amended Complaint on September 9, 2020. On April 2, 2021, as part of an overall settlement where Richardson did not admit liability but wanted to move forward, Richardson agreed to pay Varex $1.6 million to settle this matter, which was recorded in selling, general and administrative expenses within the Consolidated Statements of Comprehensive Income (Loss).

PART II

ITEM 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Unregistered Sales of Equity Securities

None.

Share Repurchases

There were no share repurchases in fiscal 2021.

Dividends

Our quarterly dividend was $0.06 per common share and $0.054 per Class B common share. Annual dividend payments were approximately $3.1 million for both fiscal 2021 and fiscal 2020. All future payments of dividends are at the discretion of the Board of Directors. Dividend payments will depend on earnings, capital requirements, operating conditions and such other factors that the Board may deem relevant.

Common Stock Information

Our common stock is traded on the NASDAQ Global Select Market (“NASDAQ”) under the trading symbol (“RELL”). There is no established public trading market for our Class B common stock. As of July 26, 2021, there were approximately 459 stockholders of record for the common stock and approximately 15 stockholders of record for the Class B common stock.

Performance Graph

The following graph compares the performance of our common stock for the periods indicated with the performance of the NASDAQ Composite Index and NASDAQ Electronic Components Index. The graph assumes $100 invested on the last day of our fiscal year 2016, in our common stock, the NASDAQ Composite Index and NASDAQ Electronic Components Index. Total return indices reflect reinvestment of dividends at the closing stock prices at the date of the dividend declaration.

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

	Fiscal Year Ended (1)
	(in thousands, except per share amounts)
	May 29, 2021	May 30, 2020	June 1, 2019	June 2, 2018	May 27, 2017
Statements of Income (Loss)
Net sales	$176,937	$155,898	$166,652	$163,212	$136,872
Continuing Operations
Income (loss) from continuing operations before tax	$2,308	$(1,214)	$(6,311)	$3,860	$(6,116)
Income tax provision	653	624	1,017	1,534	812
Income (loss) from continuing operations	$1,655	$(1,838)	$(7,328)	$2,326	$(6,928)
Discontinued Operations
Income from discontinued operations	$—	$—	$—	$1,496	$—
Net income (loss)	$1,655	$(1,838)	$(7,328)	$3,822	$(6,928)
Per Share Data
Net income (loss) per Common share - Basic:
Income (loss) from continuing operations	$0.13	$(0.14)	$(0.57)	$0.18	$(0.55)
Income from discontinued operations	—	—	—	0.12	—
Total net income (loss) per Common share - Basic	$0.13	$(0.14)	$(0.57)	$0.30	$(0.55)
Net income (loss) per Class B common share - Basic:
Income (loss) from continuing operations	$0.11	$(0.13)	$(0.51)	$0.16	$(0.49)
Income from discontinued operations	—	—	—	0.11	—
Total net income (loss) per Class B common share - Basic	$0.11	$(0.13)	$(0.51)	$0.27	$(0.49)
Net income (loss) per Common share - Diluted:
Income (loss) from continuing operations	$0.13	$(0.14)	$(0.57)	$0.18	$(0.55)
Income from discontinued operations	—	—	—	0.12	—
Total net income (loss) per Common share - Diluted	$0.13	$(0.14)	$(0.57)	$0.30	$(0.55)
Net income (loss) per Class B common share - Diluted:
Income (loss) from continuing operations	$0.11	$(0.13)	$(0.51)	$0.16	$(0.49)
Income from discontinued operations	—	—	—	0.11	—
Total net income (loss) per Class B common share - Diluted	$0.11	$(0.13)	$(0.51)	$0.27	$(0.49)
Cash Dividend Data
Dividends per common share	$0.24	$0.24	$0.24	$0.24	$0.24
Dividends per Class B common share (2)	$0.22	$0.22	$0.22	$0.22	$0.22
Balance Sheet Data
Total assets	$156,753	$150,720	$153,017	$166,329	$157,464
Stockholders’ equity	$121,560	$118,660	$123,757	$135,181	$132,327

(1)	Our fiscal year ends on the Saturday nearest the end of May. Each of the fiscal years presented contain 52/53 weeks.
(2)	The dividend per Class B common share is 90% of the dividend per Class A common share.

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
•

Results of Operations - an analysis and comparison of our consolidated results of operations for the fiscal years ended May 29, 2021, May 30, 2020 and June 1, 2019, as reflected in our consolidated statements of comprehensive income (loss).

•

Liquidity, Financial Position and Capital Resources - a discussion of our primary sources and uses of cash for the fiscal years ended May 29, 2021, May 30, 2020 and June 1, 2019, and a discussion of changes in our financial position.

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

Management continues to work with its suppliers as well as its customers to mitigate the impact of the tariffs on our customers’ markets. However, if the Company is unable to successfully pass through the additional cost of these tariffs, or if the higher prices reduce demand for the Company's products, it will have a negative effect on the Company's sales and gross margins.

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

We currently have operations in the following major geographic regions: North America, Asia/Pacific, Europe and Latin America.

Results of Operations

Overview - Fiscal Year Ended May 29, 2021

•	Fiscal 2021 and fiscal 2020 both contained 52 weeks.
•	Net sales during fiscal 2021 were $176.9 million, up 13.5%, compared to net sales of $155.9 million during fiscal 2020.
•	Gross margin was 33.2% of net sales during fiscal 2021, compared to 31.9% of net sales during fiscal 2020.
•

Selling, general and administrative expenses, including the $1.6 million legal settlement, were $55.9 million, or 31.6% of net sales, during fiscal 2021, compared to $51.3 million, or 32.9% of net sales, during fiscal 2020.

•	Operating income during fiscal 2021 was $2.9 million, compared to an operating loss of $1.7 million during fiscal 2020.
•	Other expense during fiscal 2021 was $0.6 million, compared to other income of $0.4 million during fiscal 2020.
•	Net income during fiscal 2021 was $1.7 million, compared to a net loss of $1.8 million during fiscal 2020.

Net Sales and Gross Profit Analysis

Net sales by segment and percent change for fiscal 2021, fiscal 2020 and fiscal 2019 were as follows (in thousands):

Net Sales	FY 2021	FY 2020	FY 2019	FY21 vs. FY20 % Change	FY20 vs. FY19 % Change
PMT	$137,280	$118,480	$128,902	15.9%	(8.1%)
Canvys	29,319	28,926	27,968	1.4%	3.4%
Healthcare	10,338	8,492	9,782	21.7%	(13.2%)
Total	$176,937	$155,898	$166,652	13.5%	(6.5%)

During fiscal 2021, consolidated net sales increased by 13.5% compared to fiscal 2020. Sales for PMT increased by 15.9%, Canvys sales increased by 1.4% and Healthcare sales increased by 21.7%. During fiscal 2020, consolidated net sales decreased by 6.5% compared to fiscal 2019. Sales for PMT decreased by 8.1%, Canvys sales increased by 3.4% and Healthcare sales decreased by 13.2%.

Gross profit by segment and percent of segment net sales for fiscal 2021, fiscal 2020 and fiscal 2019 were as follows (in thousands):

Gross Profit	FY 2021		FY 2020		FY 2019
PMT	$45,951	33.5%	$38,288	32.3%	$40,254	31.2%
Canvys	10,274	35.0%	9,313	32.2%	9,085	32.5%
Healthcare	2,600	25.1%	2,072	24.4%	2,396	24.5%
Total	$58,825	33.2%	$49,673	31.9%	$51,735	31.0%

Gross profit reflects the distribution and manufacturing product margin less manufacturing variances, inventory obsolescence charges, customer returns, scrap and cycle count adjustments, engineering costs and other provisions.

Consolidated gross profit was $58.8 million during fiscal 2021, compared to $49.7 million during fiscal 2020. Consolidated gross margin as a percentage of net sales increased to 33.2% during fiscal 2021, from 31.9% during fiscal 2020, primarily due to improved product mix in all business units. Gross margin during fiscal 2021 included expense related to inventory provisions for PMT of $0.6 million, $0.1 million for Canvys and $0.4 million for Healthcare.

Consolidated gross profit was $49.7 million during fiscal 2020, compared to $51.7 million during fiscal 2019. Consolidated gross margin as a percentage of net sales increased to 31.9% during fiscal 2020, from 31.0% during fiscal 2019, primarily due to improved product mix and manufacturing efficiencies for PMT. Gross margin during fiscal 2020 included expense related to inventory provisions for PMT of $0.6 million, $0.1 million for Canvys and $0.3 million for Healthcare.

Power and Microwave Technologies Group

Net sales for PMT increased 15.9% to $137.3 million during fiscal 2021, from $118.5 million during fiscal 2020. This increase was due to strong growth in 5G and power management applications in our Power and Microwave Group (PMG). In addition, sales in the Semiconductor wafer fab market grew significantly due to strong demand along with year over year growth in our MRO Electron Devices products. Gross margin as a percentage of net sales increased to 33.5% during fiscal 2021 as compared to 32.3% during fiscal 2020, primarily due to improved product mix and manufacturing efficiencies.

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

Canvys – Visual Technology Solutions

Net sales for Canvys increased 1.4% to $29.3 million during fiscal 2021, from $28.9 million during fiscal 2020. Sales increased due to the addition of new customers and programs as well as increased customer demand in North America. The growth in North America was partially offset by lower customer demand in Europe due to the impact from the COVID-19 pandemic. Gross margin as a percentage of net sales increased to 35.0% during fiscal 2021 as compared to 32.2% during fiscal 2020, primarily due to product mix and foreign currency effects.

Net sales for Canvys increased 3.4% to $28.9 million during fiscal 2020, from $28.0 million during fiscal 2019. Sales were up due to the addition of new customers and programs as well as increased customer demand in North America. Gross margin as a percentage of net sales decreased to 32.2% during fiscal 2020 as compared to 32.5% during fiscal 2019 primarily due to product mix and foreign currency effects.

Healthcare

Net sales for Healthcare increased 21.7% to $10.3 million during fiscal 2021, from $8.5 million during fiscal 2020. The increase in sales was primarily due to a significant increase in demand for the ALTA 750DTM tubes. Gross margin as a percentage of net sales was 25.1% during fiscal 2021, compared to 24.4% during fiscal 2020. This increase was primarily due to improved equipment margins as a result of installing ALTA 750DTM tubes in the equipment, offset by under absorbed manufacturing expenses.

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

Sales by Geographic Area

On a geographic basis, our sales are categorized by destination: North America; Asia/Pacific; Europe; Latin America; and Other.

Net sales by geographic area and percent change for fiscal 2021, fiscal 2020 and fiscal 2019 were as follows (in thousands):

Net Sales	FY 2021	FY 2020	FY 2019	FY21 vs. FY20 % Change	FY20 vs. FY19 % Change
North America	$73,625	$65,259	$66,228	12.8%	(1.5%)
Asia/Pacific	40,839	32,979	34,681	23.8%	(4.9%)
Europe	52,549	49,394	55,038	6.4%	(10.3%)
Latin America	9,651	8,308	10,653	16.2%	(22.0%)
Other (1)	273	(42)	52	750.0%	(180.8%)
Total	$176,937	$155,898	$166,652	13.5%	(6.5%)

Gross profit by geographic area and percent of geographic net sales for fiscal 2021, fiscal 2020 and fiscal 2019 were as follows (in thousands):

	FY 2021		FY 2020		FY 2019
Gross Profit (Loss)	Amount	% of Net Sales	Amount	% of Net Sales	Amount	% of Net Sales
North America	$28,639	38.9%	$24,494	37.5%	$24,776	37.4%
Asia/Pacific	13,520	33.1%	10,629	32.2%	10,905	31.4%
Europe	16,958	32.3%	15,483	31.3%	17,425	31.7%
Latin America	3,405	35.3%	2,804	33.8%	3,863	36.3%
Other (1)	(3,697)		(3,737)		(5,234)
Total	$58,825	33.2%	$49,673	31.9%	$51,735	31.0%

(1)	Other primarily includes net sales not allocated to a specific geographical region, unabsorbed value-add costs and other unallocated expenses.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) increased during fiscal 2021 to $55.9 million from $51.3 million during fiscal 2020. This increase included the $1.6 million legal settlement which is discussed in the following section. In addition to the $1.6 million legal settlement, SG&A expenses increased due to higher employee compensation expenses and higher legal fees, partially offset by lower travel and consulting expenses. SG&A as a percentage of sales decreased to 31.6% during fiscal 2021 as compared to 32.9% during fiscal 2020.

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

Legal Settlement

On October 15, 2018, Varex Imaging Corporation (“Varex”) filed its original Complaint (Case No. 1:18-cv-06911) against Richardson Electronics, Ltd. (“Richardson”) in the Northern District of Illinois, which was subsequently amended on November 27, 2018. Varex alleged counts of infringement of U.S. Patent Nos. 6,456,692 and 6,519,317. Subsequently, on October 24, 2018, Varex filed a motion for preliminary injunction to stop the sale of Richardson’s ALTA750 TM product. Richardson filed an opposition to the preliminary injunction. In January 2019, the Court took evidence on the preliminary injunction issue. On September 30, 2019, the Court denied Varex’s Motion for Preliminary Injunction. On August 6, 2020, Varex amended its Complaint to add claims of trade secret misappropriation and Richardson moved to dismiss that Amended Complaint on September 9, 2020. On April 2, 2021, as part of an overall settlement where Richardson did not admit liability but wanted to move forward, Richardson agreed to pay Varex $1.6 million to settle this matter, which was recorded in selling, general and administrative expenses within the Consolidated Statements of Comprehensive Income (Loss).

Other Income/Expense

Other income/expense was an expense of $0.6 million during fiscal 2021, compared to income of $0.4 million during fiscal 2020. Fiscal 2021 had $0.1 million of investment income compared to $0.4 million of investment income for fiscal 2020. Our foreign exchange gains and losses are primarily due to the translation of U.S. dollars held in non-U.S. entities. The foreign exchange loss reported for fiscal 2021 totaled $0.8 million, compared to a slight gain for fiscal 2020. We currently do not utilize derivative instruments to manage our exposure to foreign currency.

Income Tax Provision

Our income tax provision during fiscal 2021, fiscal 2020 and fiscal 2019 was $0.7 million, $0.6 million and $1.0 million, respectively. The effective income tax rates during fiscal 2021, fiscal 2020 and fiscal 2019 were 28.3%, (51.4)% and (16.1)%, respectively. The difference between the effective income tax rates as compared to the U.S. federal statutory rate of 21.0% during fiscal 2021, fiscal 2020 and fiscal 2019 was primarily driven by the impact of recording a valuation allowance against all of our U.S. state and federal net deferred tax assets and changes in our geographical distribution of income (loss).

On December 22, 2017, the U.S. government enacted new tax legislation, Tax Cuts and Jobs Act (the “Act”). The Company was subject to requirements of the Act beginning in fiscal 2019. Provisions include an income inclusion for global intangible low-taxed income (“GILTI”), a tax determined by base erosion and anti-avoidance tax (“BEAT”) related to certain payments between a U.S. corporation and foreign related entities, a limitation of certain executive compensation and a deduction for foreign derived intangible income. The Company has determined its accounting policy to treat the taxes due on GILTI as a period cost. The Company is not subject to the BEAT provision due to the revenue thresholds. During fiscal 2021, final regulations were released that provide taxpayers with a high tax exception (“HTE”) election. Given the Company’s tax profile, the Company intends to make such election with its fiscal 2021 tax return, and the forecasted GILTI inclusion has been estimated assuming the HTE is elected. The Company made this election on its fiscal 2020 tax return, adjusting its NOL and offsetting valuation allowance.

As of May 29, 2021, we had approximately $3.0 million of net deferred tax assets related to federal net operating loss (“NOL”) carryforwards, compared to $3.7 million as of May 30, 2020. Net deferred tax assets related to domestic state NOL carryforwards at May 29, 2021 amounted to approximately $3.9 million, compared to $3.8 million at May 30, 2020. Net deferred tax assets related to foreign NOL carryforwards as of May 29, 2021 totaled approximately $0.4 million with various or indefinite expiration dates. The amount of net deferred tax assets related to foreign NOL carryforwards was $0.3 million as of May 30, 2020. We also had a domestic net deferred tax asset of $1.8 million of foreign tax credit carryforwards as of both May 29, 2021 and May 30, 2020. We did not have any alternative minimum tax credit carryforward as of May 29, 2021.

We have historically determined that undistributed earnings of our foreign subsidiaries, to the extent of cash available, will be repatriated to the U.S. The deferred tax liability on the outside basis difference is now primarily withholding tax on future dividend distributions. The deferred tax liability related to undistributed earnings of our foreign subsidiaries was less than $0.1 million in both fiscal 2021 and fiscal 2020.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant component of objective evidence evaluated was the cumulative income or loss incurred in each jurisdiction over the three-year period ended May 29, 2021. Such objective evidence limits the ability to consider subjective evidence such as future income projections. We considered other positive evidence in determining the need for a valuation allowance in the U.S. including the subpart F and GILTI inclusions of our foreign earnings. The weight of this positive evidence is not sufficient to outweigh other negative evidence in evaluating our need for a valuation allowance in the U.S. jurisdiction.

As of May 29, 2021, a valuation allowance of $12.2 million was established to record only the portion of the deferred tax asset that will more likely than not be realized. The valuation allowance as of May 30, 2020 was $12.3 million. We recorded a valuation allowance for all domestic federal and state net deferred tax assets considering the significant cumulative losses in the U.S. jurisdiction and the reversal of the deferred tax liability for foreign earnings. The valuation allowance also related to deferred tax assets in foreign jurisdictions where historical taxable losses have been incurred. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth.

Income taxes paid, including foreign estimated tax payments, were $0.1 million, $1.0 million and $0.3 million, during fiscal 2021, fiscal 2020 and fiscal 2019, respectively.

In the normal course of business, we are subject to examination by taxing authorities throughout the world. Generally, years prior to fiscal 2015 are closed for examination under the statute of limitation for U.S. federal, U.S. state and local or non-U.S. tax jurisdictions. We are currently under examination in Thailand (fiscal 2008 through 2011) and Germany (fiscal 2015 through 2018). Our primary foreign tax jurisdictions are Germany and the Netherlands. We have tax years open in Germany beginning in fiscal 2019 and the Netherlands beginning in fiscal 2018.

The uncertain tax positions as of both May 29, 2021 and May 30, 2020 were $0.1 million. We record penalties and interest related to uncertain tax positions in the income tax expense line item within the Consolidated Statements of Comprehensive Income (Loss). Accrued interest and penalties were included within the related tax liability line in the Consolidated Balance Sheets. We have not recorded a liability for interest and penalties as of May 29, 2021 or May 30, 2020. It is not expected that there will be a change in the unrecognized tax benefits due to the expiration of various statutes of limitations within the next twelve months.

Liquidity, Financial Position and Capital Resources

Our operations and cash needs have been primarily financed through income from operations and cash on hand.

Cash and cash equivalents were $43.3 million at May 29, 2021. Cash and cash equivalents at May 29, 2021 consisted of $26.1 million in North America, $8.8 million in Europe, $1.2 million in Latin America and $7.2 million in Asia/Pacific. We repatriated a total of $0.9 million to the United States in fiscal 2021 from several of our foreign entities. This amount includes $0.7 million from our entities in Italy and South Korea in the third quarter of fiscal 2021 and $0.2 million from our entity in France in the fourth quarter of fiscal 2021. Although the Tax Cuts and Jobs Act generally eliminated federal income tax on future cash repatriation to the United States, cash repatriation may be subject to state and local taxes, withholding or similar taxes. See Note 7, Income Taxes, of the notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further information.

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

The Company continues to monitor the impact of COVID-19, including the extent, duration and effectiveness of containment actions taken, the speed and extent of vaccination programs, the impact of the pandemic on its supply chain, manufacturing and distribution operations, customers and employees, as well as the U.S. economy in general. However, due to the uncertain and constantly evolving impacts of the COVID-19 pandemic across the globe, the Company cannot currently predict the long-term impact on its operations and financial results. The uncertainties associated with the COVID-19 pandemic and its effects include potential adverse effects on the overall economy, the Company’s supply chain, transportation services, employees and customers. The COVID-19 pandemic and its effects could adversely affect the Company’s revenues, earnings, liquidity and cash flows and may require significant actions in response, including expense reductions. Conditions surrounding COVID-19 change rapidly and additional impacts of which the Company is not currently aware may arise. Based on past performance and current expectations, we believe that the existing sources of liquidity, including current cash, will provide sufficient resources to meet known capital requirements and working capital needs through the next twelve months.

Cash Flows from Operating Activities

Cash flow from operating activities primarily resulted from our net income adjusted for non-cash items and changes in our operating assets and liabilities.

Operating activities provided $0.8 million of cash during fiscal 2021. We had net income of $1.7 million during fiscal 2021, which included non-cash stock-based compensation expense of $0.7 million associated with the issuance of stock option awards and restricted stock awards, $1.0 million of inventory provisions and depreciation and amortization expense of $3.4 million associated with our property and equipment as well as amortization of our intangible assets. Changes in our operating assets and liabilities resulted in a use of cash of $6.0 million during fiscal 2021, primarily due to the increase in inventories of $4.9 million, an increase in accounts receivable of $4.2 million and a decrease in accounts payable of $0.6 million. These uses of cash were partially offset by the increase in our accrued liabilities of $3.6 million and the decrease in prepaid expenses and other assets of $0.1 million. The majority of the inventory increase was to support our electron tube and PMG businesses. The increase in accounts receivable was primarily due to the sales increase in fiscal 2021. The decrease in our accounts payable was due to timing of payments for some of our larger vendors for both inventory and services and the increase in accrued liabilities was due to the timing of employee compensation and payroll tax payments, as well as increased deferred revenue.

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

Cash provided by investing activities of $13.4 million during fiscal 2021 included the proceeds from the maturities of investments of $25.0 million, partially offset by purchases of investments of $9.0 million and $2.6 million in capital expenditures. Capital expenditures related primarily to capital used for our IT system and Healthcare manufacturing business.

Cash used in investing activities of $9.8 million during fiscal 2020 included purchases of investments of $29.0 million and $1.8 million in capital expenditures, partially offset the proceeds from the maturities of investments of $21.0 million. Capital expenditures related primarily to capital used for our IT system, and Healthcare and LaFox manufacturing businesses.

Our purchases and proceeds from investments consist of time deposits and CDs. Purchasing of future investments may vary from period to period due to interest and foreign currency exchange rates.

Cash Flows from Financing Activities

The cash flow from financing activities primarily consists of cash dividends paid.

Cash used in financing activities of $3.0 million during fiscal 2021 resulted primarily from cash used to pay dividends, partially offset by proceeds from the issuance of common stock from stock option exercises.

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

Contractual Obligations

Contractual obligations are presented in the table below as of May 29, 2021 (in thousands):

	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years	Less Interest	Total
Lease obligations (1)	$1,144	$1,364	$38	$36	$(158)	$2,424
(1)	Lease obligations are related to certain warehouse and office facilities under non-cancelable operating leases as well as financing leases.

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

Allowance for Doubtful Accounts

Our allowance for doubtful accounts includes estimated losses that result from uncollectible receivables. The estimates are influenced by the following: continuing credit evaluation of customers’ financial conditions; aging of receivables, individually and in the aggregate; a large number of customers which are widely dispersed across geographic areas; and collectability and delinquency history by geographic area. Significant changes in one or more of these considerations may require adjustments affecting net income and net carrying value of accounts receivable. The allowance for doubtful accounts was approximately $0.2 million as of May 29, 2021 and $0.3 million as of May 30, 2020.

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

The Company recognizes services revenue when the repair, installation or training is performed. The services we provide are relatively short in duration and typically completed in one or two weeks. Therefore, at each reporting date, the amount of unbilled work is insignificant. The services revenue has consistently accounted for less than 5% of the Company’s total revenues and is expected to continue at that level.

We also record discounts taken and estimate returns based on historical experience. Our products are often manufactured to meet the specific design needs of our customers’ applications. Our engineers work closely with customers to ensure that our products will meet their needs. Our customers are under no obligation to compensate us for designing the products we sell.

Inventories, net

Our consolidated inventories are stated at the lower of cost and net realizable value, generally using a weighted-average cost method. Our net inventories include approximately $57.0 million of finished goods, $3.9 million of raw materials and $2.6 million of work-in-progress as of May 29, 2021 as compared to approximately $51.8 million of finished goods, $3.6 million of raw materials and $2.1 million of work-in-progress as of May 30, 2020. The inventory reserve as of May 29, 2021 was $5.9 million compared to $5.4 million as of May 30, 2020.

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

We recorded provisions to our inventory reserves of $1.0 million, $1.0 million and $1.1 million during fiscal 2021, fiscal 2020 and fiscal 2019, respectively, which were included in cost of sales. The provisions were primarily for obsolete and slow moving parts. The parts were written down to estimated realizable value.

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

Additionally, we also evaluate the remaining useful life each reporting period to determine whether events and circumstances warrant a revision to the remaining period of depreciation or amortization. If the estimate of a long-lived asset’s remaining useful life is changed, the remaining carrying amount of the asset is amortized prospectively over that revised remaining useful life.

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

New Accounting Pronouncements

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

Our foreign denominated assets and liabilities are cash and cash equivalents, accounts receivable, inventory, accounts payable and intercompany receivables and payables, as we conduct business in countries of the European Union, Asia/Pacific and, to a lesser extent, Canada and Latin America. We do manage foreign exchange exposures by using currency clauses in certain sales contracts and we also have local debt to offset asset exposures. We have not used any derivative instruments nor entered into any forward contracts in fiscal 2021, fiscal 2020 or fiscal 2019.

Had the U.S. dollar changed unfavorably 10% against various foreign currencies, foreign denominated net sales would have been lower by an estimated $10.0 million during fiscal 2021, an estimated $9.3 million during fiscal 2020 and an estimated $10.5 million during fiscal 2019. Total assets would have declined by an estimated $4.2 million as of the fiscal year ended May 29, 2021  and an estimated $4.3 million as of the fiscal year ended May 30, 2020, while the total liabilities would have decreased by an estimated $1.1 million as of the fiscal year ended May 29, 2021 and an estimated $1.0 million as of the fiscal year ended May 30, 2020.

The interpretation and analysis of these disclosures should not be considered in isolation since such variances in exchange rates would likely influence other economic factors. Such factors, which are not readily quantifiable, would likely also affect our operations. Additional disclosure regarding various market risks are set forth in Part I, Item 1A, Risk Factors, of our Annual Report on this Form 10-K.

ITEM 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Richardson Electronics, Ltd.

LaFox, Illinois

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Richardson Electronics, Ltd. (the “Company”) as of May 29, 2021 and May 30, 2020, the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended May 29, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at May 29, 2021 and May 30, 2020, and the results of its operations and its cash flows for each of the three years in the period ended May 29, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of May 29, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated August 2, 2021 expressed an unqualified opinion thereon.

Change in the Accounting Method Related to Leases

As discussed in Note 6 to the consolidated financial statements, the Company has changed its method of accounting for leases during the year ended May 30, 2020 due to the adoption of Accounting Standards Codification Topic 842, Leases.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgements. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Estimation of Inventory Reserve - Power and Microwave Technologies ("PMT") Group

As described in Note 3 to the consolidated financial statements, the consolidated inventory balance as of May 29, 2021 was $63.5 million, net of $5.9 million in reserves. Inventories are stated at the lower of cost and net realizable value. Provisions for obsolete or slow-moving inventories are based upon regular analysis of obsolescence, the exiting of certain markets and assumptions about future demand and market conditions. A number of products in the PMT segment represent trailing edge technology. PMT often buys products ahead of supplier price increases and extended lead times which can create surplus inventory. As technologies evolve and customers replace their capital equipment, the market for and resulting net realizable value of PMT's products may decline.

We have identified the Company's estimation of inventory reserve for the PMT segment as a critical audit matter due to the significant judgments required by management in estimating future demand for each individual inventory item. The Company's forecasted demand, performed on an item-by-item basis, requires inputs from operations personnel and assessment of current market conditions and future industry trends, which can be difficult to predict given evolving technologies and the declining market for some products. Auditing this matter involved especially challenging auditor judgment due to the nature and extent of audit effort needed to evaluate the reasonableness of the assumptions and judgements made by management.

The primary procedures we performed to address this critical audit matter included:

•

Assessing the reasonableness of management's estimate of future demand by (i) discussing with operations personnel, including product and sales managers, their assessment as to viability of aged and slow-moving inventory, and (ii) comparing our independently-developed estimates of future demand for slow-moving inventory (using historical customer ordering trends, industry publications, future product designs, and current uses) to management's estimates.

•	Evaluating the reasonableness of management's forecasted demand by performing a retrospective comparison of prior estimates to current period sales, write-offs, and inventory consumptions.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2015.

Chicago, Illinois

August 2, 2021

Richardson Electronics, Ltd.

Consolidated Balance Sheets

(in thousands, except per share amounts)

	May 29, 2021	May 30, 2020
Assets
Current assets:
Cash and cash equivalents	$43,316	$30,535
Accounts receivable, less allowance of $202 and $334, respectively	25,096	20,197
Inventories, net	63,508	57,492
Prepaid expenses and other assets	2,385	2,442
Investments - current	—	16,000
Total current assets	134,305	126,666
Non-current assets:
Property, plant and equipment, net	17,067	17,674
Intangible assets, net	2,270	2,505
Lease ROU asset	2,570	3,419
Non-current deferred income taxes	541	456
Total non-current assets	22,448	24,054
Total assets	$156,753	$150,720
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$16,979	$17,372
Accrued liabilities	14,182	10,324
Lease liability current	1,066	1,485
Total current liabilities	32,227	29,181
Non-current liabilities:
Non-current deferred income tax liabilities	242	161
Lease liability non-current	1,358	1,941
Other non-current liabilities	1,366	777
Total non-current liabilities	2,966	2,879
Total liabilities	35,193	32,060
Stockholders’ Equity
Common stock, $0.05 par value; issued and outstanding 11,160 shares at May 29, 2021 and 11,038 shares at May 30, 2020	558	552
Class B common stock, convertible, $0.05 par value; issued and outstanding 2,097 shares at May 29, 2021 and 2,097 shares at May 30, 2020	105	105
Preferred stock, $1.00 par value, no shares issued	—	—
Additional paid-in-capital	62,707	61,749
Retained earnings	53,297	54,764
Accumulated other comprehensive income	4,893	1,490
Total stockholders’ equity	121,560	118,660
Total liabilities and stockholders’ equity	$156,753	$150,720

Richardson Electronics, Ltd.

Consolidated Statements of Comprehensive Income (Loss)

(in thousands, except per share amounts)

	Fiscal Year Ended
	May 29, 2021	May 30, 2020	June 1, 2019
Net sales	$176,937	$155,898	$166,652
Cost of sales	118,112	106,225	114,917
Gross profit	58,825	49,673	51,735
Selling, general and administrative expenses	55,925	51,327	52,156
Impairment of goodwill	—	—	6,332
Loss on disposal of assets	13	3	23
Operating income (loss)	2,887	(1,657)	(6,776)
Other expense (income):
Investment/interest income	(76)	(377)	(540)
Foreign exchange loss (gain)	759	(15)	84
Other, net	(104)	(51)	(9)
Total other expense (income)	579	(443)	(465)
Income (loss) before income taxes	2,308	(1,214)	(6,311)
Income tax provision	653	624	1,017
Net income (loss)	1,655	(1,838)	(7,328)
Foreign currency translation gain (loss), net of tax	3,403	(900)	(1,976)
Comprehensive income (loss)	$5,058	$(2,738)	$(9,304)
Net income (loss) per share:
Common shares - Basic	$0.13	$(0.14)	$(0.57)
Class B common shares - Basic	$0.11	$(0.13)	$(0.51)
Common shares - Diluted	$0.13	$(0.14)	$(0.57)
Class B common shares - Diluted	$0.11	$(0.13)	$(0.51)
Weighted average number of shares:
Common shares - Basic	11,105	11,026	10,923
Class B common shares - Basic	2,097	2,097	2,106
Common shares - Diluted	11,164	11,026	10,923
Class B common shares - Diluted	2,097	2,097	2,106
Dividends per common share	$0.240	$0.240	$0.240
Dividends per Class B common share	$0.220	$0.220	$0.220

Richardson Electronics, Ltd.

Consolidated Statements of Cash Flows

(in thousands)

	Fiscal Year Ended
	May 29, 2021	May 30, 2020	June 1, 2019
Operating activities:
Net income (loss)	$1,655	$(1,838)	$(7,328)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	3,424	3,386	3,173
Inventory provisions	1,041	1,013	1,076
Loss on disposal of assets	13	3	23
Share-based compensation expense	675	683	697
Deferred income taxes	(1)	(7)	315
Impairment of goodwill	—	—	6,332
Change in assets and liabilities:
Accounts receivable	(4,198)	3,895	(2,030)
Inventories	(4,861)	(5,452)	(4,242)
Prepaid expenses and other assets	103	620	622
Accounts payable	(565)	631	(2,424)
Accrued liabilities	3,572	(889)	1,097
Other	(26)	(122)	126
Net cash provided by (used in) operating activities	832	1,923	(2,563)
Investing activities:
Capital expenditures	(2,632)	(1,776)	(3,874)
Proceeds from maturity of investments	25,000	21,000	9,800
Purchases of investments	(9,000)	(29,000)	(17,800)
Net cash provided by (used in) investing activities	13,368	(9,776)	(11,874)
Financing activities:
Payment of financing lease principal	(181)	(166)	—
Proceeds from issuance of common stock	289	59	259
Cash dividends paid on Common and Class B Common shares	(3,122)	(3,101)	(3,076)
Net cash used in financing activities	(3,014)	(3,208)	(2,817)
Effect of exchange rate changes on cash and cash equivalents	1,595	(423)	(1,192)
Increase (decrease) in cash and cash equivalents	12,781	(11,484)	(18,446)
Cash and cash equivalents at beginning of period	30,535	42,019	60,465
Cash and cash equivalents at end of period	$43,316	$30,535	$42,019
Supplemental Disclosure of Cash Flow Information:
Cash paid during the fiscal year for:
Income taxes	106	1,018	290

Richardson Electronics, Ltd.

Consolidated Statements of Stockholders’ Equity

(in thousands, except per share amounts)

	Common	Class B Common	Par Value	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance June 2, 2018:	10,806	2,137	$647	$60,061	$70,107	$4,366	$135,181
Comprehensive income
Net loss	—	—	—	—	(7,328)	—	(7,328)
Foreign currency translation	—	—	—	—	—	(1,976)	(1,976)
Share-based compensation:	—
Restricted stock	—	—	—	313	—	—	313
Stock options	—	—	—	384	—	—	384
Common stock:		—
Options exercised	46	—	2	257	—	—	259
Restricted stock issuance	65	—	3	(3)	—	—	—
Convert Class B to Common	40	(40)	—	—	—	—	—
Dividends paid to:
Common ($0.24 per share)	—	—	—	—	(2,621)	—	(2,621)
Class B ($0.22 per share)	—	—	—	—	(455)	—	(455)
Balance June 1, 2019:	10,957	2,097	$652	$61,012	$59,703	$2,390	$123,757
Comprehensive income
Net loss	—	—	—	—	(1,838)	—	(1,838)
Foreign currency translation	—	—	—	—	—	(900)	(900)
Share-based compensation:
Restricted stock	—	—	—	455	—	—	455
Stock options	—	—	—	228	—	—	228
Common stock:
Options exercised	10	—	1	58	—	—	59
Restricted stock issuance	71	—	4	(4)	—	—	—
Dividends paid to:
Common ($0.24 per share)	—	—	—	—	(2,648)	—	(2,648)
Class B ($0.22 per share)	—	—	—	—	(453)	—	(453)
Balance May 30, 2020:	11,038	2,097	$657	$61,749	$54,764	$1,490	$118,660
Comprehensive income
Net income	—	—	—	—	1,655	—	1,655
Foreign currency translation	—	—	—	—	—	3,403	3,403
Share-based compensation:
Restricted stock	—	—	—	483	—	—	483
Stock options	—	—	—	192	—	—	192
Common stock:
Options exercised	49	—	2	287	—	—	289
Restricted stock issuance	73	—	4	(4)	—	—	—
Dividends paid to:
Common ($0.24 per share)	—	—	—	—	(2,669)	—	(2,669)
Class B ($0.22 per share)	—	—	—	—	(453)	—	(453)
Balance May 29, 2021	11,160	2,097	$663	$62,707	$53,297	$4,893	$121,560

Notes to Consolidated Financial Statements

1.	DESCRIPTION OF THE COMPANY

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

Customer Concentration: No one customer represented more than 10 percent of our total accounts receivable balance as of May 29, 2021 or May 30, 2020. No one customer accounted for more than 10 percent of the Company’s consolidated net sales in  fiscal 2021, fiscal 2020 or fiscal 2019.

Supplier Concentration: One of our suppliers represented 15 percent of our total cost of sales in fiscal 2021, 16 percent in fiscal 2020 and 11 percent in fiscal 2019. The amount owed to this supplier was approximately $2.1 million as of May 29, 2021 and $1.3 million as of May 30, 2020.
2.	BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP for all fiscal years presented.

The consolidated financial statements include our wholly owned subsidiaries. All intercompany transactions and account balances have been eliminated in consolidation.

Our fiscal year 2021 began on May 31, 2020 and ended on May 29, 2021, fiscal year 2020 began on June 2, 2019 and ended on May 30, 2020 and our fiscal year 2019 began on June 3, 2018 and ended on June 1, 2019. Unless otherwise noted, all references to a particular year in this document shall mean our fiscal year.
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

Fair Values of Financial Instruments: The fair values of financial instruments are determined based on quoted market prices and market interest rates as of the end of the reporting period. Our financial instruments include investments, accounts receivable, accounts payable and accrued liabilities. The fair values of these financial instruments approximate carrying values at May 29, 2021 and May 30, 2020.

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

Allowance for Doubtful Accounts: Our allowance for doubtful accounts includes estimated losses that result from uncollectible receivables. The estimates are influenced by the following: continuing credit evaluation of customers’ financial conditions; aging of receivables, individually and in the aggregate; a large number of customers which are widely dispersed across geographic areas; and collectability and delinquency history by geographic area. Significant changes in one or more of these considerations may require adjustments affecting net income and net carrying value of accounts receivable. The allowance for doubtful accounts was approximately $0.2 million as of May 29, 2021 and $0.3 million as of May 30, 2020.

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

The Company recognizes services revenue when the repair, installation or training is performed. The services we provide are relatively short in duration and typically completed in one or two weeks. Therefore, at each reporting date, the amount of unbilled work is insignificant. The services revenue has consistently accounted for less than 5% of the Company’s total revenues and is expected to continue at that level.

We also record discounts taken and estimate returns based on historical experience. Our products are often manufactured to meet the specific design needs of our customers’ applications. Our engineers work closely with customers to ensure that our products will meet their needs. Our customers are under no obligation to compensate us for designing the products we sell.

Contracts with customers

             A revenue contract exists once a customer purchase order is received, reviewed and accepted. Prior to accepting a customer purchase order, we review the credit worthiness of the customer. Purchase orders are deemed to meet the collectability criterion once the customer’s credit is approved.

Contract Liabilities: Contract liabilities and revenue recognized were as follows (in thousands):

	May 30, 2020	Additions	Revenue Recognized	May 29, 2021
Contract liabilities (deferred revenue)	$1,671	$4,614	$(2,972)	$3,313

The Company receives advance payments or deposits from our customers before revenue is recognized resulting in contract liabilities. Contract liabilities are included in accrued liabilities in the consolidated balance sheets.

Performance obligations and satisfaction of performance obligation in the contract

Each accepted purchase order identifies a distinct good or service as the performance obligation. The goods are generally standard products we purchased from a supplier and stocked on our shelves. They can also be customized products purchased from a supplier or products that are customized or have value added to them in house prior to shipping to the customer. Our contracts for customized products generally include termination provisions if a customer cancels its order. However, we recognize revenue at a point in time because the termination provisions do not require, upon cancelation, the customer to pay fees that are commensurate with the work performed. Each purchase order explicitly states the goods or service that we promise to transfer to the customer. The promises to the customer are limited only to those goods or service. The performance obligation is our promise to deliver both goods that were produced by the Company and resale of goods that we purchase from our suppliers. Our shipping and handling activities for destination shipments are performed prior to the customer obtaining control. As such, they are not a separate promised service. For shipping point, the Company is making the election under ASC 606-10-25-18B to account for shipping and handling as activities to fulfill the promise to transfer the goods. The goods we provide to our customers are distinct in that our customers benefit from the goods we sell them through use in their own processes. Our customers are generally not resellers, but rather businesses that incorporate our products into their processes from which they generate an economic benefit. The goods are also distinct in that each item sold to the customer is clearly identified on both the purchase order and resulting invoice. Each product we sell benefits the customer independently of the other products. Each item on each purchase order from the customer can be used by the customer unrelated to any other products we provide to the customer.

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

Recognize revenue when the entity satisfies a performance obligation

We recognize revenue at a point in time when title transfers to the customer, at the shipping point for FOB shipping contracts and at the customer’s delivery location for FOB destination contracts. We believe that the transfer of title best represents when the customer obtains control of the goods. Prior to that date, we do not have right to payment, and the significant risks and rewards remain with us. The significant risks and rewards of ownership of the inventory transfer simultaneously with the transfer of title. The customer’s acceptance of the goods is based on objective measurements, not subjective.

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

Warranties:

We offer warranties for the limited number of specific products we manufacture. For further information regarding the impact of warranties see the Warranties discussion included elsewhere in Note 3.

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

See Note 9, Segment and Geographic Information, for a disaggregation of revenue by reportable segment and geographic region, which represents how our chief operating decision maker reviews information internally to evaluate our financial performance and to make resource allocation and other decisions for the Company.

Foreign Currency Translation: The functional currency is the local currency at all foreign locations, with the exception of Hong Kong, where the functional currency is the U.S. dollar. Balance sheet items for our foreign entities, included in our consolidated balance sheets, are translated into U.S. dollars at end-of-period spot rates. Gains and losses resulting from translation of foreign subsidiary financial statements are credited or charged directly to accumulated other comprehensive income, a component of stockholders’ equity. Revenues and expenses are translated at the current rate on the date of the transaction. Gains and losses resulting from foreign currency transactions are included in income. Foreign exchange (gain) loss reflected in our consolidated statements of comprehensive income (loss) were $0.8 million loss during fiscal 2021, a small gain during fiscal 2020 and a loss of less than $0.1 million during fiscal 2019.

Shipping and Handling Fees and Costs: Shipping and handling costs billed to customers are reported as revenue and the related costs are reported as a component of cost of sales.

Inventories, net: Our consolidated inventories are stated at the lower of cost and net realizable value, generally using a weighted-average cost method. Our net inventories include approximately $57.0 million of finished goods, $3.9 million of raw materials and $2.6 million of work-in-progress as of May 29, 2021 as compared to approximately $51.8 million of finished goods, $3.6 million of raw materials and $2.1 million of work-in-progress as of May 30, 2020. The inventory reserve as of May 29, 2021 was $5.9 million compared to $5.4 million as of May 30, 2020.

Provisions for obsolete or slow moving inventories are recorded based upon regular analysis of stock rotation privileges, obsolescence, the exiting of certain markets and assumptions about future demand and market conditions. If future demand changes in the industry or market conditions differ from management’s estimates, additional provisions may be necessary.

We recorded provisions to our inventory reserves of $1.0 million, $1.0 million and $1.1 million during fiscal 2021, fiscal 2020 and fiscal 2019, respectively, which were included in cost of sales. The provisions were primarily for obsolete and slow moving parts. The parts were written down to estimated realizable value.

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

Investments: As of May 29, 2021, we had no investments. As of May 30, 2020, we invested in time deposits and certificates of deposit (“CDs”) in the amount of $16.0 million. We liquidated our investments in the fourth quarter of 2021.

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

Property, Plant and Equipment: Property, plant and equipment are stated at cost, net of accumulated depreciation. Improvements and replacements are capitalized while expenditures for maintenance and repairs are charged to expense as incurred. Provisions for depreciation are computed using the straight-line method over the estimated useful life of the asset. Depreciation expense was approximately $3.2 million, $3.1 million and $2.9 million during fiscal 2021, fiscal 2020 and fiscal 2019, respectively.

Property, plant and equipment consist of the following (in thousands):

	May 29, 2021	May 30, 2020
Land and improvements	$1,385	$1,385
Buildings and improvements	22,837	22,525
Computer, communications equipment and software	11,029	10,775
Machinery and other equipment	14,930	14,326
Construction in progress	1,429	750
	$51,610	$49,761
Accumulated depreciation	(34,543)	(32,087)
Property, plant, and equipment, net	$17,067	$17,674

Construction in progress at May 29, 2021 includes $0.8 million related to our Healthcare growth initiatives. All projects are expected to be completed before the end of fiscal 2022.

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

Additionally, we also evaluate the remaining useful life of each reporting period to determine whether events and circumstances warrant a revision to the remaining period of depreciation or amortization. If the estimate of a long-lived asset’s remaining useful life is changed, the remaining carrying amount of the asset is amortized prospectively over that revised remaining useful life.

Accrued Liabilities: Accrued liabilities consist of the following (in thousands):

	May 29, 2021	May 30, 2020
Compensation and payroll taxes	$4,945	$3,469
Accrued severance	685	650
Professional fees	533	471
Deferred revenue	3,313	1,671
Other accrued expenses	4,706	4,063
Accrued Liabilities	$14,182	$10,324

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

Changes in the warranty reserve during fiscal 2021 and fiscal 2020 were as follows (in thousands):

Warranty Reserve
Balance at June 1, 2019	$295
Accruals for products sold	201
Utilization	(30)
Balance at May 30, 2020	$466
Accruals for products sold	121
Utilization	(39)
Balance at May 29, 2021	$548

Other Non-Current Liabilities: Other non-current liabilities of $1.4 million at May 29, 2021 and $0.8 million at May 30, 2020, primarily represent employee-benefits obligations in various non-US locations.

Share-Based Compensation: We measure and recognize share-based compensation cost at fair value for all share-based payments, including stock options and restricted stock awards. We estimate fair value using the Black-Scholes option-pricing model, which requires assumptions such as expected volatility, risk-free interest rate, expected life and dividends. Compensation cost is recognized using a graded vesting schedule over the applicable vesting period. Share-based compensation expense totaled approximately $0.7 million during fiscal 2021, $0.7 million during fiscal 2020 and $0.7 million during fiscal 2019.

Stock options granted generally vest over a period of five years and have contractual terms to exercise of 10 years. A summary of stock option activity is as follows (in thousands, except option prices and years):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (1)
Options Outstanding at June 2, 2018	1,195	$8.89
Granted	279	9.02
Exercised	(46)	5.61
Forfeited	(58)	8.10
Cancelled	(6)	5.03
Options Outstanding at June 1, 2019	1,364	$9.08
Granted	187	5.61
Exercised	(10)	5.67
Cancelled	(114)	6.87
Options Outstanding at May 30, 2020	1,427	$8.83
Granted	188	4.26
Exercised	(49)	5.93
Forfeited	(7)	5.96
Cancelled	(104)	12.53
Options Outstanding at May 29, 2021	1,455	$8.08	5.5	$2,114
Options Vested at May 29, 2021	950	$9.11	4.2	$833

(1)

Includes only those options that were in-the-money as of May 29, 2021. Stock options for which the exercise price exceeded the market price have been omitted. Fluctuations in the intrinsic value of both outstanding and exercisable options may result from changes in underlying stock price and timing and volume of option grants, exercises and forfeitures.

There were 48,825 stock options exercised during fiscal 2021, with cash received of $0.3 million. The total intrinsic value of options exercised was $0.1 million during fiscal 2021 and was less than $0.1 million during both fiscal 2020 and fiscal 2019. The weighted average fair value of stock option grants was $0.49 during fiscal 2021, $0.81 during fiscal 2020 and $1.71 during fiscal 2019. As of May 29, 2021, total unrecognized compensation costs related to unvested stock options and restricted stock awards was approximately $0.8 million, which is expected to be recognized over the remaining weighted average period of approximately two to four years. The total grant date fair value of stock options vested during fiscal 2021 was $0.2 million.

The fair value of stock options is estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Fiscal Year Ended
	May 29, 2021	May 30, 2020	June 1, 2019
Expected volatility	27.72%	24.48%	22.24%
Risk-free interest rate	0.45%	1.91%	2.82%
Expected lives (years)	6.50	6.50	6.36
Annual cash dividend	$0.24	$0.24	$0.24

The expected volatility assumptions are based on historical experience commensurate with the expected term. The risk-free interest rate is based on the yield of a treasury note with a remaining term equal to the expected life of the stock option.

The expected stock option life assumption is based on the Securities and Exchange Commission’s (“SEC”) guidance in Staff Accounting Bulletin (“SAB”) No. 107 (“SAB No. 107”). For stock options granted during fiscal 2021, fiscal 2020 and fiscal 2019, we believe that our historical stock option experience does not provide a reasonable basis upon which to estimate expected term.

The following table summarizes information about stock options outstanding at May 29, 2021 (in thousands, except option prices and years):

	Outstanding				Vested
Exercise Price Range	Shares	Weighted Average Exercise Price	Weighted Average Life	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Weighted Average Life	Aggregate Intrinsic Value
$4.26 to $6.47	566	$5.26	7.6	$1,866	220	$5.65	6.4	$638
$6.90 to $10.01	548	$8.67	5.7	$248	390	$8.69	5.2	$195
$11.14 to $13.76	341	$11.82	1.6	$—	340	$11.82	1.6	$—
Total	1,455	$8.08	5.5	$2,114	950	$9.11	4.2	$833

As of May 29, 2021 a summary of restricted stock award transactions was as follows (in thousands):

Unvested Restricted Shares
Unvested at June 1, 2019	116
Granted	73
Vested	(47)
Unvested at May 30, 2020	142
Granted	73
Vested	(71)
Unvested at May 29, 2021	144

Compensation effects arising from issuing stock awards have been charged against income and recorded as additional paid-in-capital in the consolidated statements of stockholders’ equity during fiscal 2021, fiscal 2020 and fiscal 2019.

The Employees’ Amended and Restated 2011 Long-Term Incentive Compensation Plan (the “Plan”) authorizes the issuance of up to 3,500,000 shares as incentive stock options, non-qualified stock options or stock awards. Under this plan, 1,558,000 shares are reserved for future issuance. The Plan authorizes the granting of stock options at the fair market value at the date of grant. Generally, these options become exercisable over five years and expire up to 10 years from the date of grant. Restricted stock awards vest on the anniversary of the grant date in three equal installments.

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

The earnings per share (“EPS”) presented in our consolidated statements of comprehensive income (loss) are based on the following (in thousands, except per share amounts):

	For the Fiscal Year Ended
	May 29, 2021		May 30, 2020		June 1, 2019
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Numerator for Basic and Diluted EPS:
Net income (loss)	$1,655	$1,655	$(1,838)	$(1,838)	$(7,328)	$(7,328)
Less dividends:
Common stock	2,669	2,669	2,648	2,648	2,621	2,621
Class B common stock	453	453	453	453	455	455
Undistributed losses	$(1,467)	$(1,467)	$(4,939)	$(4,939)	$(10,404)	$(10,404)
Common stock undistributed losses	$(1,254)	$(1,255)	$(4,217)	$(4,217)	$(8,866)	$(8,866)
Class B common stock undistributed losses	(213)	(212)	(722)	(722)	(1,538)	(1,538)
Total undistributed losses	$(1,467)	$(1,467)	$(4,939)	$(4,939)	$(10,404)	$(10,404)
Denominator for Basic and Diluted EPS:
Common stock weighted average shares	11,105	11,105	11,026	11,026	10,923	10,923
Effect of dilutive securities
Dilutive stock options		59		—		—
Denominator for diluted EPS adjusted for weighted average shares and assumed conversions		11,164		11,026		10,923
Class B common stock weighted average shares, and shares under if-converted method for diluted EPS	2,097	2,097	2,097	2,097	2,106	2,106
Net income (loss) per share:
Common stock	$0.13	$0.13	$(0.14)	$(0.14)	$(0.57)	$(0.57)
Class B common stock	$0.11	$0.11	$(0.13)	$(0.13)	$(0.51)	$(0.51)

Note:

There were no common stock options that were anti-dilutive for fiscal 2021. For fiscal 2020 and fiscal 2019, the common stock options that were anti-dilutive and not included in diluted earnings per common share were 1,120 and 882, respectively.

New Accounting Pronouncements

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

On June 15, 2015, the Company entered into a lease agreement for the IMES facility with LDL, LLC. That lease agreement was extended for five years in fiscal 2021. The Company shall be entitled to extend the term of the lease for a period of an additional five years by notifying the landlord in writing of its intention to do so within six months of the expiration of the term. The Executive Vice President of IMES, Lee A. McIntyre III (former owner of IMES), has an ownership interest in LDL, LLC. The lease agreement provides for monthly payments over five years with total future minimum lease payments of $0.6 million. Rental expense related to this lease amounted to $0.1 million for the fiscal years ended May 29, 2021, May 30, 2020 and June 1, 2019.

5.	GOODWILL AND INTANGIBLE ASSETS

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

The quantitative impairment test determined that IMES reporting unit‘s carrying value exceeded its fair value by an amount that exceeded the recorded goodwill balance. As a result, in the fourth quarter of fiscal 2019, the Company recorded a non-cash goodwill impairment charge of $6.3 million for the full amount of the goodwill associated with the IMES reporting unit.

Intangible Assets

Intangible assets are initially recorded at their fair market values determined by quoted market prices in active markets, if available, or recognized valuation models. Intangible assets that have finite useful lives are amortized over their useful lives and are tested for impairment when events or changes in circumstances occur that indicate possible impairment. No impairment was recognized in fiscal 2021, fiscal 2020 or fiscal 2019.

Our intangible assets represent the fair value for trade name, customer relationships, non-compete agreements and technology acquired in connection with our acquisitions. Intangible assets subject to amortization were as follows (in thousands):

	May 29, 2021	May 30, 2020
Gross Amounts:
Trade Name	$659	$659
Customer Relationships (1)	3,426	3,388
Non-compete Agreements	177	177
Technology	230	230
Total Gross Amounts	$4,492	$4,454
Accumulated Amortization:
Trade Name	$659	$659
Customer Relationships	1,249	1,000
Non-compete Agreements	177	161
Technology	137	129
Total Accumulated Amortization	$2,222	$1,949
Net Intangible Assets	$2,270	$2,505

(1)	Change from prior periods reflect impact of foreign currency translation.

Under ASC 350, companies must perform the annual test for impairment for indefinite life intangible assets, for which the Company has none, as well as test definite life assets for impairment in the event of a “trigger event” such as adverse changes in the business climate or market which might negatively impact the value of a reporting unit. We determined that the intangible assets were not impaired as of May 29, 2021 on the basis that no adverse events or changes in circumstances were identified that could indicate that the carrying amounts of such assets may not be recoverable.

The amortization expense associated with the intangible assets subject to amortization for the next five years is presented in the following table (in thousands):

Fiscal Year	Amortization Expense
2022	$253
2023	246
2024	233
2025	220
2026	185
Thereafter	1,133
Total amortization expense	$2,270

The amortization expense associated with the intangible assets totaled approximately $0.2 million during fiscal 2021, fiscal 2020 and fiscal 2019. The weighted average number of years of amortization expense remaining is 12.4 years.
6.	LEASE OBLIGATIONS AND OTHER COMMITMENTS

The Company leases real and personal property in the normal course of business under various operating and financing leases. The Company has two types of operating leases: leases for facility space and leases for automobiles. Most of the leased facility space is for sales and general office use. Automobile leases are used throughout the Company. The financing lease is used for our computer servers

The new standard was effective for the Company on June 2, 2019. The FASB issued ASU 2018-11, targeted improvements to Topic 842, which includes an option to not restate comparative periods in transition and elect to use the effective date of Topic 842 as the date of initial application of transition. We adopted the new standard applying the new transition method allowed under ASU 2018-11. As a result of adopting Topic 842, at June 2, 2019, we recognized operating right-of-use assets of $3.6 million, financing right-of-use assets of $0.5 million, operating lease liabilities of $3.8 million and financing lease liabilities of $0.5 million. Several leases include renewal clauses which vary in length and may not include specific rent renewal amounts. The Company will revise the value of the right of use assets and associated lease liabilities when the Company is reasonably certain it will renew the lease. The standard did not have a material impact on our results of operations or cash flows.

The gross amounts of assets and liabilities related to both operating and financing leases at May 29, 2021 and May 30, 2020 were as follows (in thousands):

Lease Type	May 29, 2021	May 30, 2020
Operating lease ROU asset	$2,262	$3,018
Financing lease ROU asset	308	401
Total Lease ROU asset	$2,570	$3,419

Operating lease liability current	$918	$1,329
Financing lease liability current	148	156
Total lease liability current	$1,066	$1,485

Operating lease liability non-current	$1,358	$1,778
Financing lease liability non-current	-	163
Total lease liability non-current	$1,358	$1,941

The components of lease costs for fiscal 2021 and fiscal 2020 were as follows (in thousands):

Lease Type	Classification	Fiscal Year Ended May 29, 2021	Fiscal Year Ended May 30, 2020
Consolidated operating lease expense	Operating expenses	$1,939	$1,963

Consolidated financing lease amortization	Operating expenses	92	62
Consolidated financing lease interest	Interest expense	11	22
Consolidated financing lease expense		103	84

Net lease cost		$2,042	$2,047

Rent expense for fiscal 2021, fiscal 2020 and fiscal 2019 was $1.7 million, $1.8 million, and $1.7 million, respectively.

Our future lease commitments for minimum rentals, including common area maintenance charges and property taxes during the next five years are as follows (in thousands):

Fiscal Year	Operating Leases	Financing Leases	Total
2022	$993	$151	$1,144
2023	713	—	713
2024	441	—	441
2025	210	—	210
2026	38	—	38
Thereafter	36	—	36
Total lease payments	2,431	151	2,582
Less imputed interest	155	3	158
Net minimum lease payments	$2,276	$148	$2,424

The weighted average remaining lease terms and interest rates of leases held by the Company as of May 29, 2021 were as follows:

Lease Type	Weighted Average Remaining Lease Term in Years	Weighted Average Interest Rate
Operating leases	2.7	4.6%
Financing leases	0.9	4.6%

The cash outflows of the leasing activity of the Company as lessee for fiscal 2021 and fiscal 2020 were as follows (in thousands):

		Fiscal Year Ended
Cash Flow Source	Classification	May 29, 2021	May 30, 2020
Operating cash flows from operating leases	Operating activities	$831	$924
Operating cash flows from financing leases	Operating activities	170	149
Finance cash flows from financing leases	Financing activities	181	166

7.	INCOME TAXES

Income (loss) before income taxes included the following components (in thousands):

	Fiscal Year Ended
	May 29, 2021	May 30, 2020	June 1, 2019
United States	$1,077	$(3,716)	$(9,971)
Foreign	1,231	2,502	3,660
Income (loss) before income taxes	$2,308	$(1,214)	$(6,311)

The provision for income taxes for fiscal 2021, fiscal 2020 and fiscal 2019 consisted of the following (in thousands):

	Fiscal Year Ended
	May 29, 2021	May 30, 2020	June 1, 2019
Current:
Federal	$108	$—	$33
State	—	—	3
Foreign	665	616	652
Total current	$773	$616	$688
Deferred:
Federal	$—	$(88)	$(104)
Foreign	(120)	96	433
Total deferred	$(120)	$8	$329
Income tax provision	$653	$624	$1,017

               The differences between income taxes at the U.S. federal statutory income tax rate of 21.0% for fiscal 2021, fiscal 2020 and fiscal 2019 and the reported income tax provision for fiscal 2021, fiscal 2020 and fiscal 2019, are summarized as follows:

	Fiscal Year Ended
	May 29, 2021	May 30, 2020	June 1, 2019
Federal statutory rate	21.0%	21.0%	21.0%
Effect of:
State income taxes, net of federal tax benefit	21.6	6.6	5.4
Foreign taxes at other rates	10.5	(15.3)	(4.1)
Permanent tax differences	18.3	(41.1)	(16.1)
Change in valuation allowance for deferred tax assets	(49.7)	(29.8)	(22.8)
Return to provision adjustments	2.2	1.4	(0.5)
Other	4.4	5.8	1.0
Effective tax rate	28.3%	(51.4)%	(16.1)%

 Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components as of May 29, 2021 and May 30, 2020 were as follows (in thousands):

	Fiscal Year Ended
	May 29, 2021	May 30, 2020
Deferred tax assets:
NOL carryforwards - foreign and domestic	$7,362	$7,834
Inventory valuations	1,501	1,388
Goodwill	1,286	1,390
Foreign tax credits	1,782	1,782
Severance reserve	185	165
Foreign capital loss	1,261	1,167
Other	1,469	1,847
Subtotal	$14,846	$15,573
Valuation allowance - foreign and domestic	(12,225)	(12,322)
Net deferred tax assets after valuation allowance	$2,621	$3,251
Deferred tax liabilities:
Accelerated depreciation	$(2,279)	$(2,944)
Tax on undistributed earnings	(24)	(24)
Other	18	13
Subtotal	$(2,285)	$(2,955)
Net deferred tax assets	$336	$296
Supplemental disclosure of net deferred tax assets, excluding valuation allowance:
Domestic	$10,653	$10,925
Foreign	1,913	1,693
Total	$12,566	$12,618

On December 22, 2017, the U.S. government enacted new tax legislation, Tax Cuts and Jobs Act (the “Act”). The Company was subject to requirements of the Act beginning in fiscal 2019. Provisions include an income inclusion for global intangible low-taxed income (“GILTI”), a tax determined by base erosion and anti-avoidance tax (“BEAT”) related to certain payments between a U.S. corporation and foreign related entities, a limitation of certain executive compensation and a deduction for foreign derived intangible income. The Company has determined its accounting policy to treat the taxes due on GILTI as a period cost. The Company is not subject to the BEAT provision due to the revenue thresholds. During fiscal 2021, final regulations were released that provide taxpayers with a high tax exception (“HTE”) election. Given the Company’s tax profile, the Company intends to make such election with its fiscal 2021 tax return, and the forecasted GILTI inclusion has been estimated assuming the HTE is elected. The Company made this election on its fiscal 2020 tax return, adjusting its NOL and offsetting valuation allowance.

As of May 29, 2021, we had approximately $3.0 million of net deferred tax assets related to federal net operating loss (“NOL”) carryforwards, compared to $3.7 million as of May 30, 2020. Net deferred tax assets related to domestic state NOL carryforwards at May 29, 2021 amounted to approximately $3.9 million, compared to $3.8 million at May 30, 2020. Net deferred tax assets related to foreign NOL carryforwards as of May 29, 2021 totaled approximately $0.4 million with various or indefinite expiration dates. The amount of net deferred tax assets related to foreign NOL carryforwards was $0.3 million as of May 30, 2020. We also had a domestic net deferred tax asset of $1.8 million of foreign tax credit carryforwards as of both May 29, 2021 and May 30, 2020. We did not have any alternative minimum tax credit carryforward as of May 29, 2021.

We have historically determined that undistributed earnings of our foreign subsidiaries, to the extent of cash available, will be repatriated to the U.S. The deferred tax liability on the outside basis difference is now primarily withholding tax on future dividend distributions. The deferred tax liability related to undistributed earnings of our foreign subsidiaries was less than $0.1 million in both fiscal 2021 and fiscal 2020.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant component of objective evidence evaluated was the cumulative income or loss incurred in each jurisdiction over the three-year period ended May 29, 2021. Such objective evidence limits the ability to consider subjective evidence such as future income projections. We considered other positive evidence in determining the need for a valuation allowance in the U.S. including the subpart F and GILTI inclusions of our foreign earnings. The weight of this positive evidence is not sufficient to outweigh other negative evidence in evaluating our need for a valuation allowance in the U.S. jurisdiction.

As of May 29, 2021, a valuation allowance of $12.2 million was established to record only the portion of the deferred tax asset that will more likely than not be realized. The valuation allowance as of May 30, 2020 was $12.3 million. We recorded a valuation allowance for all domestic federal and state net deferred tax assets considering the significant cumulative losses in the U.S. jurisdiction and the reversal of the deferred tax liability for foreign earnings. The valuation allowance also related to deferred tax assets in foreign jurisdictions where historical taxable losses have been incurred. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth.

Income taxes paid, including foreign estimated tax payments, were $0.1 million, $1.0 million and $0.3 million, during fiscal 2021, fiscal 2020 and fiscal 2019, respectively.

In the normal course of business, we are subject to examination by taxing authorities throughout the world. Generally, years prior to fiscal 2015 are closed for examination under the statute of limitation for U.S. federal, U.S. state and local or non-U.S. tax jurisdictions. We are currently under examination in Thailand (fiscal 2008 through 2011) and Germany (fiscal 2015 through 2018). Our primary foreign tax jurisdictions are Germany and the Netherlands. We have tax years open in Germany beginning in fiscal 2019 and the Netherlands beginning in fiscal 2018.

The uncertain tax positions as of both May 29, 2021 and May 30, 2020 were $0.1 million. We record penalties and interest related to uncertain tax positions in the income tax expense line item within the Consolidated Statements of Comprehensive Income (Loss). Accrued interest and penalties were included within the related tax liability line in the Consolidated Balance Sheets. We have not recorded a liability for interest and penalties as of May 29, 2021 or May 30, 2020. It is not expected that there will be a change in the unrecognized tax benefits due to the expiration of various statutes of limitations within the next twelve months.

The following table summarizes the activity related to the unrecognized tax benefits (in thousands):

	Fiscal Year Ended
	May 29, 2021	May 30, 2020
Unrecognized tax benefits, beginning of period	$129	$130
Currency translation adjustment	13	(1)
Unrecognized tax benefits, end of period	$142	$129

8.	EMPLOYEE BENEFIT PLANS

Employee Profit Sharing Plan: The employee profit sharing plan is a defined contribution profit sharing plan. The profit sharing plan has a 401(k) provision whereby we match 50% of employee contributions up to 4.0% of pay. Charges to expense for matching contributions to this plan were $0.6 million, $0.5 million and $0.5 million, during fiscal 2021, fiscal 2020 and fiscal 2019, respectively.

9.	SEGMENT AND GEOGRAPHIC INFORMATION

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

The CEO, who is the chief operating decision maker, evaluates performance and allocates resources primarily based on the gross profit of each segment.

Operating results by segment are summarized in the following table (in thousands):

	Fiscal Year Ended
	May 29, 2021	May 30, 2020	June 1, 2019
PMT
Net Sales	$137,280	$118,480	$128,902
Gross Profit	45,951	38,288	40,254
Canvys
Net Sales	$29,319	$28,926	$27,968
Gross Profit	10,274	9,313	9,085
Healthcare
Net Sales	$10,338	$8,492	$9,782
Gross Profit	2,600	2,072	2,396

A reconciliation of assets to the relevant consolidated amount is as follows (in thousands):

	May 29, 2021	May 30, 2020
Segment assets	$100,638	$89,231
Cash and cash equivalents	43,316	30,535
Investments - current	—	16,000
Other current assets (1)	1,918	2,545
Net property, plant and equipment	9,300	10,267
Operating lease ROU asset	732	1,285
Financing lease ROU asset	308	401
Other assets - non-current deferred income taxes	541	456
Total assets	$156,753	$150,720

(1)	Other current assets include miscellaneous receivables and prepaid expenses.

Assets are not disclosed by reportable segment as the Company does not track assets by reportable segment and certain assets are not specific to any reportable segment.

Capital expenditures for our Healthcare segment during fiscal 2021 and fiscal 2020 were approximately $1.7 million and $0.4 million, respectively. In addition, we also had capital expenditures during fiscal 2021 and fiscal 2020 related to the Company’s ERP system as well as facilities that were not specific to any particular reportable segment.

Geographic net sales information is primarily grouped by customer destination into five areas: North America; Asia/Pacific; Europe; Latin America; and Other.

Net sales and gross profit by geographic region are summarized in the following table (in thousands):

	Fiscal Year Ended
	May 29, 2021	May 30, 2020	June 1, 2019
Net Sales
North America	$73,625	$65,259	$66,228
Asia/Pacific	40,839	32,979	34,681
Europe	52,549	49,394	55,038
Latin America	9,651	8,308	10,653
Other (1)	273	(42)	52
Total	$176,937	$155,898	$166,652
Gross Profit
North America	$28,639	$24,494	$24,776
Asia/Pacific	13,520	10,629	10,905
Europe	16,958	15,483	17,425
Latin America	3,405	2,804	3,863
Other (1)	(3,697)	(3,737)	(5,234)
Total	$58,825	$49,673	$51,735

(1)	Other includes primarily net sales not allocated to a specific geographical region, unabsorbed value-add costs and other unallocated expenses.

Major Customers

During fiscal 2021, fiscal 2020 and fiscal 2019, no one customer accounted for more than 10 percent of the Company’s consolidated net sales.

We sell our products to customers in diversified industries and perform periodic credit evaluations of our customers’ financial condition. Terms are generally on open account, payable net 30 days in North America, and vary throughout Asia/Pacific, Europe and Latin America. Estimates of credit losses are recorded in the financial statements based on monthly reviews of outstanding accounts.

Net assets by geographic region are summarized in the following table (in thousands):

	Fiscal Year Ended
	May 29, 2021	May 30, 2020
Net Assets
North America	$77,698	$81,533
Asia/Pacific	10,547	10,370
Europe	31,289	24,973
Latin America	2,026	1,784
Total	$121,560	$118,660

The Company had long-lived assets of $19.3 million as of May 29, 2021 and $20.2 million as of May 30, 2020. The long-lived assets, which include our fixed assets and intangibles, were primarily in the US. There were approximately $0.4 million of long-lived assets that belong to our foreign affiliates as of May 29, 2021 and $0.6 million as of May 30, 2020.

The Company had depreciation and amortization expense of $3.4 million, $3.4 million and $3.2 million for fiscal 2021, fiscal 2020 and fiscal 2019, respectively. The depreciation and amortization, which includes our fixed assets and intangibles, were primarily in the US. Depreciation and amortization expense that belong to our foreign affiliates was approximately $0.3 million for fiscal 2021, $0.3 million for fiscal 2020 and $0.2 million for fiscal 2019, respectively.

10.	RISKS AND UNCERTAINTIES

Litigation

On October 15, 2018, Varex Imaging Corporation (“Varex”) filed its original Complaint (Case No. 1:18-cv-06911) against Richardson Electronics Ltd. (“Richardson”) in the Northern District of Illinois, which was subsequently amended on November 27, 2018. Varex alleged counts of infringement of U.S. Patent Nos. 6,456,692 and 6,519,317. Subsequently, on October 24, 2018, Varex filed a motion for preliminary injunction to stop the sale of Richardson’s ALTA750 TM product. Richardson filed an opposition to the preliminary injunction. In January 2019, the Court took evidence on the preliminary injunction issue. On September 30, 2019, the Court denied Varex’s Motion for Preliminary Injunction. On August 6, 2020, Varex amended its Complaint to add claims of trade secret misappropriation and Richardson moved to dismiss that Amended Complaint on September 9, 2020. On April 2, 2021, as part of an overall settlement where Richardson did not admit liability but wanted to move forward, Richardson agreed to pay Varex $1.6 million to settle this matter, which was recorded in selling, general and administrative expenses within the Consolidated Statements of Comprehensive Income (Loss).

Company Response to COVID-19

In March 2020, the World Health Organization classified the outbreak of COVID-19 as a pandemic. Thereafter, most U.S. states imposed “shelter in place” directives on their populations to stem the spread of COVID-19 and similar restrictive measures were taken by governments across the world.

The shelter in place directives generally required the closure of businesses that did not provide essential functions. The Company was considered a critical supplier of products to healthcare and critical infrastructure businesses. Further, several of our largest customers mandated that we continue to supply parts so as not to disrupt the supply chain and their ability to serve critical industries. As such, the Company qualified as an “Essential Business” and the Company continued our manufacturing and distribution operations throughout 2021. Our top priority was ensuring the health and safety of our employees and, accordingly, we undertook measures such as limiting the number of people in any one of our facilities by requiring only employees who could not perform their work remotely to physically work in a Company US-based facility. The Company advised all other employees that could perform their job functions remotely to do so. As such, the Company’s operations remained operational.

The impact of the COVID-19 outbreak and its effects continue to evolve. As such, the full magnitude that the pandemic, and the steps taken to prevent and/or mitigate its spread, will have on the Company’s financial condition, liquidity and future results of operations is uncertain. The extent of the impact of the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the duration and spread of the pandemic, the extent, speed and effectiveness of worldwide containment and vaccination efforts and the impact of these and other factors on our employees, customers and suppliers. Our ability to meet customer demands for products may be impaired or, similarly, our customers may experience adverse business consequences due to COVID-19 and its effects. Reduced demand for products or impaired ability to meet customer demand (including disruptions at our transportation service providers or vendors) could have a material adverse effect on our business, operations and financial performance. There was a decline in PMT sales during the first three months of fiscal 2021, a decline in Healthcare sales during the first six months of fiscal 2021 and a decline in Canvys sales during the first nine months of fiscal 2021. The majority of these declines in sales were related to the COVID-19 global pandemic. While we had some COVID-19 related component delays impacting new product development schedules, we did not experience a major interruption in our supply chain. Management continues to monitor the global situation on its financial condition, liquidity, operations, suppliers, industry and workforce. Given the ever-evolving nature of the pandemic and the continued global responses to curb its spread, the Company is not presently able to fully estimate the effects of COVID-19 on its results of operations, financial condition or liquidity for fiscal year 2022.

Company Response to CARES Act

On March 27, 2020, Congress enacted the Coronavirus Aid, Relief and Economic Security (“CARES”) Act to provide certain relief as a result of the COVID-19 outbreak. The CARES Act included provisions relating to refundable payroll tax credits, deferral of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, increased limitations on qualified charitable contributions and technical corrections to tax depreciation methods for qualified, improvement property. As of May 29, 2021, the Company deferred $0.9 million of employer-side social security tax payments. The Company has estimated and recorded the overall effects of the CARES Act and does not anticipate a material change.
11.	FAIR VALUE MEASUREMENTS

Investments measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of May 29, 2021 and May 30, 2020 were as follows (in thousands):

	Level 1	Level 2	Level 3
May 29, 2021
Time deposits/CDs	$—	$—	$—
Total	$—	$—	$—
May 30, 2020
Time deposits/CDs	$16,000	$—	$—
Total	$16,000	$—	$—

12.	VALUATION AND QUALIFYING ACCOUNTS

The following table presents the valuation and qualifying account activity for fiscal years ended May 29, 2021, May 30, 2020 and June 1, 2019, (in thousands):

Description	Balance at beginning of period	Charged to expense		Deductions		Balance at end of period
Year ended May 29, 2021
Allowance for doubtful accounts	$334	$149	(1)	$(281)	(2)	$202
Inventory provisions	5,393	1,041	(3)	(568)	(4)	5,866
Year ended May 30, 2020
Allowance for doubtful accounts	$339	$349	(1)	$(354)	(2)	$334
Inventory provisions	4,568	1,013	(3)	(188)	(4)	5,393
Year ended June 1, 2019
Allowance for doubtful accounts	$309	$402	(1)	$(372)	(2)	$339
Inventory provisions	4,027	1,076	(3)	(535)	(4)	4,568

Notes:

(1)	Charges to bad debt expense.
(2)	Uncollectible amounts written off, net of recoveries and foreign currency translation.
(3)	Charges to cost of sales. Included in fiscal 2021 were inventory write-downs of $0.6 million for PMT, $0.1 million for Canvys and $0.4 million for Healthcare.
(4)	Inventory disposed of or sold, net of foreign currency translation.

13.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (in thousands, except per share amounts):

Description	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2021
Net sales	$38,812	$42,418	$45,235	$50,472
Gross profit	12,359	14,343	15,766	16,357
Net (loss) income	(1,147)	689	228	1,885
Net (loss) income per share:
Common stock - basic	$(0.09)	$0.05	$0.02	$0.14
Class B common stock - basic	$(0.08)	$0.05	$0.02	$0.13
Common stock - diluted	$(0.09)	$0.05	$0.02	$0.14
Class B common stock - diluted	$(0.08)	$0.05	$0.02	$0.13
Fiscal 2020
Net sales	$40,653	$39,634	$38,249	$37,362
Gross profit	12,951	12,680	12,670	11,372
Net income (loss)	157	(622)	(93)	(1,280)
Net income (loss) per share:
Common stock - basic	$0.01	$(0.05)	$(0.01)	$(0.10)
Class B common stock - basic	$0.01	$(0.04)	$(0.01)	$(0.09)
Common stock - diluted	$0.01	$(0.05)	$(0.01)	$(0.10)
Class B common stock - diluted	$0.01	$(0.04)	$(0.01)	$(0.09)

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Richardson Electronics, Ltd.

LaFox, Illinois

Opinion on Internal Control over Financial Reporting

We have audited Richardson Electronic Ltd.’s (the “Company’s”) internal control over financial reporting as of May 29, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 29, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company and subsidiaries as of May 29, 2021 and May 30, 2020, the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended May 29, 2021, and the related notes and our report dated August 2, 2021 expressed an unqualified opinion thereon.

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

August 2, 2021

ITEM 9A. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of May 29, 2021.

Disclosure controls and procedures are intended to provide reasonable assurance that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of May 29, 2021 at a reasonable assurance level.

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

Under the supervision of the Chief Executive Officer and Chief Financial Officer, management conducted an assessment of the effectiveness of our internal control over financial reporting as of May 29, 2021, based on the framework in the Internal Control-Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that assessment, management has concluded that the Company’s internal control over financial reporting was effective as of May 29, 2021.

Management’s assessment of the effectiveness of our internal control over financial reporting as of May 29, 2021 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

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

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Information concerning directors and executive officers of the registrant will be contained in our Proxy Statement to be issued in connection with our Annual Meeting of Stockholders scheduled to be held on October 5, 2021 and is incorporated herein by reference.

ITEM 11. Executive Compensation

Information concerning executive compensation will be contained in our Proxy Statement to be issued in connection with our Annual Meeting of Stockholders scheduled to be held on October 5, 2021 and is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management will be contained in our Proxy Statement to be issued in connection with our Annual Meeting of Stockholders scheduled to be held on October 5, 2021 and is incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth information as of May 29, 2021, with respect to compensation plans under which equity securities were authorized for issuance:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Per Share Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity Compensation Plans Approved by Security Holders	1,431,615		$8.00		1,557,754
Equity Compensation Plans Not Approved by Security Holders	23,564	(1)	$12.95	(1)	—
Total	1,455,179		$8.08		1,557,754

(1)	Options issued in 1987 pursuant to an employment contract with a former officer and director of Richardson Electronics, Ltd.

ITEM 13. Certain Relationships and Related Transactions and Director Independence

Information concerning certain relationships and related transactions will be contained in our Proxy Statement to be issued in connection with our Annual Meeting of Stockholders scheduled to be held on October 5, 2021 and is incorporated herein by reference.

ITEM 14. Principal Accountant Fees and Services

Information concerning accountant fees and services will be contained in our Proxy Statement to be issued in connection with our Annual Meeting of Stockholders scheduled to be held on October 5, 2021 and is incorporated herein by reference.

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

Consolidated Balance Sheets as of May 29, 2021 and May 30, 2020.

Consolidated Statements of Comprehensive Income (Loss) for each of the three years ended May 29, 2021, May 30, 2020 and June 1, 2019.

Consolidated Statements of Cash Flows for each of the three years ended May 29, 2021, May 30, 2020 and June 1, 2019.

Consolidated Statements of Stockholders’ Equity for each of the three years ended May 29, 2021, May 30, 2020 and June 1, 2019.

Notes to Consolidated Financial Statements.

Report of BDO USA, LLP, Independent Registered Public Accounting Firm.

(2)	Index to Financial Statement Schedules:

All schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or required.

ITEM 16. Form 10-K Summary

None

EXHIBIT INDEX

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

10(l) †

Disclosure of departure of Patrick Fitzgerald and change of responsibility of Wendy Diddell dated March 13, 2019 (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 14, 2019).

10.1 †

Employment, Nondisclosure and Non-Compete Agreement between the Company and Jens Ruppert dated June 25, 2015 (incorporated by reference to the Company’s Current Report on Form 10-Q, filed with the Securities and Exchange Commission on October 10, 2019).

10.2 †*	Amendment, dated May 11, 2021, to the Employment, Nondisclosure and Non-Compete Agreement between the Company and Lee A. McIntyre III dated June 15, 2015.
10.3 † 10.4 †* 10.5 †*

Richardson Electronics, Ltd. Amended and Restated 2011 Long-Term Incentive Plan (incorporated by reference to Annex A of the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on August 24, 2020).

Form of Restrictive Stock Award Agreement Pursuant to the Richardson Electronics, Ltd. Amended and Restated 2011 Long-Term Incentive Plan.

Form of Nonqualified Stock Option Award for Employees Pursuant to the Richardson Electronics, Ltd. Amended and Restated 2011 Long-Term Incentive Plan.

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

101*

The following financial information from our Annual Report on Form 10-K for the fourth quarter and fiscal year ended May 29, 2021, filed with the SEC on August 2, 2021, formatted in Inline Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss), (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statement of Stockholder’s Equity and (v) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
†	Executive Compensation Plan or Agreement
*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

	Signature	Title	Date

By:	/s/ Edward J. Richardson	Chairman of the Board, Chief Executive Officer	August 2, 2021
	Edward J. Richardson	(Principal Executive Officer), President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Edward J. Richardson	Chairman of the Board, Chief Executive Officer	August 2, 2021
Edward J. Richardson	(Principal Executive Officer), President and Director

/s/ Robert J. Ben	Chief Financial Officer and Chief Accounting Officer	August 2, 2021
Robert J. Ben	(Principal Financial and Accounting Officer)
/s/ Wendy S. Diddell	Director	August 2, 2021
Wendy S. Diddell

/s/ Paul J. Plante	Director	August 2, 2021
Paul J. Plante

/s/ Jacques Belin	Director	August 2, 2021
Jacques Belin

/s/ James Benham	Director	August 2, 2021
James Benham

/s/ Kenneth Halverson	Director	August 2, 2021
Kenneth Halverson

/s/ Robert Kluge	Director	August 2, 2021
Robert Kluge