Form 10-Q
period 2021-08-28
RICHARDSON ELECTRONICS LTD/DE
filed 2021-10-07
CIK 355948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 28, 2021

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

As of October 5, 2021, there were outstanding 11,240,760 shares of Common Stock, $0.05 par value and 2,096,919 shares of Class B Common Stock, $0.05 par value, which are convertible into Common Stock of the registrant on a share for share basis.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Richardson Electronics, Ltd.

Consolidated Balance Sheets

(in thousands, except per share amounts)

	Unaudited	Audited
	August 28, 2021	May 29, 2021
Assets
Current assets:
Cash and cash equivalents	$36,418	$43,316
Accounts receivable, less allowance of $205 and $202, respectively	29,724	25,096
Inventories, net	67,649	63,508
Prepaid expenses and other assets	2,429	2,385
Total current assets	136,220	134,305
Non-current assets:
Property, plant and equipment, net	17,132	17,067
Intangible assets, net	2,204	2,270
Lease ROU asset	4,116	2,570
Non-current deferred income taxes	534	541
Total non-current assets	23,986	22,448
Total assets	$160,206	$156,753
Liabilities
Current liabilities:
Accounts payable	$17,421	$16,979
Accrued liabilities	14,534	14,182
Lease liability current	1,297	1,066
Total current liabilities	33,252	32,227
Non-current liabilities:
Non-current deferred income tax liabilities	274	242
Lease liability non-current	2,638	1,358
Other non-current liabilities	1,364	1,366
Total non-current liabilities	4,276	2,966
Total liabilities	37,528	35,193
Stockholders’ equity
Common stock, $0.05 par value; issued and outstanding 11,241 shares on August 28, 2021 and 11,160 shares on May 29, 2021	562	558
Class B common stock, convertible, $0.05 par value; issued and outstanding 2,097 shares on August 28, 2021 and May 29, 2021	105	105
Preferred stock, $1.00 par value, no shares issued	—	—
Additional paid-in-capital	62,974	62,707
Retained earnings	55,146	53,297
Accumulated other comprehensive income	3,891	4,893
Total stockholders’ equity	122,678	121,560
Total liabilities and stockholders’ equity	$160,206	$156,753

Richardson Electronics, Ltd.

Unaudited Consolidated Statements of Comprehensive Income

(in thousands, except per share amounts)

	Three Months Ended
	August 28, 2021	August 29, 2020
Net sales	$53,704	$38,812
Cost of sales	37,407	26,453
Gross profit	16,297	12,359
Selling, general and administrative expenses	13,469	12,976
Operating income (loss)	2,828	(617)
Other expense (income):
Investment/interest income	(17)	(18)
Foreign exchange loss	27	442
Other, net	16	(18)
Total other expense	26	406
Income (loss) before income taxes	2,802	(1,023)
Income tax provision	167	124
Net income (loss)	2,635	(1,147)
Foreign currency translation (loss) gain, net of tax	(1,002)	2,136
Comprehensive income	$1,633	$989

Net income (loss) per share:
Common shares - Basic	$0.20	$(0.09)
Class B common shares - Basic	0.18	(0.08)
Common shares - Diluted	0.20	(0.09)
Class B common shares - Diluted	0.18	(0.08)

Weighted average number of shares:
Common shares – Basic	11,194	11,070
Class B common shares – Basic	2,097	2,097
Common shares – Diluted	11,467	11,070
Class B common shares – Diluted	2,097	2,097

Dividends per share:
Common share	$0.060	$0.060
Class B common share	0.054	0.054

Richardson Electronics, Ltd.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended
	August 28, 2021	August 29, 2020
Operating activities:
Net income (loss)	$2,635	$(1,147)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	829	873
Inventory provisions	83	237
Share-based compensation expense	219	201
Deferred income taxes	35	2
Change in assets and liabilities:
Accounts receivable	(5,008)	(854)
Inventories	(4,957)	(1,621)
Prepaid expenses and other assets	(62)	109
Accounts payable	607	(2,734)
Accrued liabilities	480	1,779
Other	266	(202)
Net cash used in operating activities	(4,873)	(3,357)
Investing activities:
Capital expenditures	(837)	(718)
Proceeds from maturity of investments	—	16,000
Purchases of investments	—	(9,000)
Net cash (used in) provided by investing activities	(837)	6,282
Financing activities:
Proceeds from issuance of common stock	52	—
Cash dividends paid	(786)	(780)
Payment of financing lease principal	(45)	(45)
Net cash used in financing activities	(779)	(825)
Effect of exchange rate changes on cash and cash equivalents	(409)	860
(Decrease) increase in cash and cash equivalents	(6,898)	2,960
Cash and cash equivalents at beginning of period	43,316	30,535
Cash and cash equivalents at end of period	$36,418	$33,495

Richardson Electronics, Ltd.

Unaudited Consolidated Statement of Stockholders’ Equity

(in thousands, except per share amounts)

	Common	Class B Common	Par Value	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance May 29, 2021:	11,160	2,097	$663	$62,707	$53,297	$4,893	$121,560
Comprehensive income:
Net income	—	—	—	—	2,635	—	2,635
Foreign currency translation	—	—	—	—	—	(1,002)	(1,002)
Share-based compensation:
Restricted stock	—	—	—	128	—	—	128
Stock options	—	—	—	91	—	—	91
Common stock:
Options exercised	8	—	—	52	—	—	52
Restricted stock issuance	73	—	4	(4)	—	—	—
Dividends paid to:
Common ($0.060 per share)	—	—	—	—	(673)	—	(673)
Class B ($0.054 per share)	—	—	—	—	(113)	—	(113)
Balance August 28, 2021	11,241	2,097	$667	$62,974	$55,146	$3,891	$122,678

Balance May 30, 2020:	11,038	2,097	$657	$61,749	$54,764	$1,490	$118,660
Comprehensive income:
Net loss	—	—	—	—	(1,147)	—	(1,147)
Foreign currency translation	—	—	—	—	—	2,136	2,136
Share-based compensation:
Restricted stock	—	—	—	131	—	—	131
Stock options	—	—	—	70	—	—	70
Common stock:
Options exercised	—	—	—	—	—	—	—
Restricted stock issuance	73	—	4	(4)	—	—	—
Dividends paid to:
Common ($0.060 per share)	—	—	—	—	(667)	—	(667)
Class B ($0.054 per share)	—	—	—	—	(113)	—	(113)
Balance August 29, 2020	11,111	2,097	$661	$61,946	$52,837	$3,626	$119,070

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF THE COMPANY

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

Our fiscal quarter ends on the Saturday nearest the end of the quarter-ending month. The first quarter of fiscal 2022 and fiscal 2021 both contained 13 weeks.

In the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results of interim periods have been made. All inter-company transactions and balances have been eliminated. The unaudited consolidated financial statements presented herein include the accounts of our wholly owned subsidiaries. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The results of our operations for the three months ended August 28, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending May 28, 2022.

The financial information contained in this report should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended May 29, 2021, that we filed on August 2, 2021.

3.  CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Inventories, net: Our consolidated inventories were stated at the lower of cost and net realizable value, generally using a weighted-average cost method. Our net inventories include approximately $59.6 million of finished goods, $4.6 million of raw materials and $3.4 million of work-in-progress as of August 28, 2021, as compared to approximately $57.0 million of finished goods, $3.9 million of raw materials and $2.6 million of work-in-progress as of May 29, 2021.

At this time, we do not anticipate any material risks or uncertainties related to possible future inventory write-downs. Provisions for obsolete or slow moving inventories are recorded based upon regular analysis of stock rotation privileges, obsolescence, the exiting of certain markets and assumptions about future demand and market conditions. If future demand changes in the industry, or market conditions differ from management’s estimates, additional provisions may be necessary. Inventory reserves were approximately $5.9 million as of August 28, 2021 and $5.9 million as of May 29, 2021.

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

Contract Liabilities: Contract liabilities and revenue recognized were as follows (in thousands):

	May 29, 2021	Additions	Revenue Recognized	August 28, 2021
Contract liabilities (deferred revenue)	$3,313	$1,641	$(2,066)	$2,888

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

Warranties:

We offer warranties for the limited number of specific products we manufacture. For further information regarding the impact of warranties see the Warranties discussion elsewhere in Note 3.

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

See Note 7, Segment Reporting, for a disaggregation of revenue by reportable segment and geographic region, which represents how our chief operating decision maker reviews information internally to evaluate our financial performance and to make resource allocation and other decisions for the Company.

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

Intangible Assets: Intangible assets are initially recorded at their fair market values determined by quoted market prices in active markets, if available, or recognized valuation models. Intangible assets that have finite useful lives are amortized over their useful lives either on a straight-line basis or over their projected future cash flows and are tested for impairment when events or changes in circumstances occur that indicate possible impairment. Our intangible assets represent the fair value for trade name, customer relationships, non-compete agreements and technology acquired in connection with the acquisitions. Intangible assets subject to amortization were as follows (in thousands):

	August 28, 2021	May 29, 2021
Gross Amounts:
Trade Name	$659	$659
Customer Relationships(1)	3,416	3,426
Non-compete Agreements	177	177
Technology	230	230
Total Gross Amounts	$4,482	$4,492
Accumulated Amortization:
Trade Name	$659	$659
Customer Relationships	1,299	1,249
Non-compete Agreements	177	177
Technology	143	137
Total Accumulated Amortization	$2,278	$2,222
Net Intangible Assets	$2,204	$2,270
(1)	Change from prior periods reflect impact of foreign currency translation.

The amortization expense associated with the intangible assets subject to amortization for the next five years is presented in the following table (in thousands):

Fiscal Year	Amortization Expense
Remaining 2022	$189
2023	246
2024	232
2025	220
2026	185
Thereafter	1,132
Total amortization expense	$2,204

The weighted average number of years of amortization expense remaining is 12.6 years.

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

Accrued Liabilities: Accrued liabilities consisted of the following (in thousands):

	August 28, 2021	May 29, 2021
Compensation and payroll taxes	$4,748	$4,945
Accrued severance	694	685
Professional fees	631	533
Deferred revenue	2,888	3,313
Other accrued expenses	5,573	4,706
Accrued Liabilities	$14,534	$14,182

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

Warranty reserves are established for costs that are expected to be incurred after the sale and delivery of products under warranty. Warranty reserves are included in accrued liabilities on our consolidated balance sheets. The warranty reserves are determined based on known product failures, historical experience and other available evidence. Warranty reserves were approximately $0.6 million as of August 28, 2021 and $0.5 million as of May 29, 2021.

4.  LEASE OBLIGATIONS AND OTHER COMMITMENTS

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

The gross amounts of assets and liabilities related to both operating and financing leases were as follows (in thousands):

Lease Type	August 28, 2021	May 29, 2021
Operating lease ROU asset	$3,831	$2,262
Financing lease ROU asset	285	308
Total Lease ROU asset	$4,116	$2,570

Operating lease liability current	$1,193	$918
Financing lease liability current	104	148
Total lease liability current	$1,297	$1,066

Operating lease liability non-current	$2,638	$1,358
Total lease liability non-current	$2,638	$1,358

The components of lease costs were as follows (in thousands):

		Three Months Ended
		August 28, 2021	August 29, 2020
Consolidated operating lease expense	Operating expenses	$455	$488

Consolidated financing lease amortization	Operating expenses	23	23
Consolidated financing lease interest	Interest expense	2	4
Consolidated financing lease expense		25	27

Net lease cost		$480	$515

The approximate future minimum lease payments under operating and financing leases at August 28, 2021 were as follows (in thousands):

Fiscal Year	Operating Leases	Financing Leases	Total
Remaining 2022	$1,033	$106	$1,139
2023	1,192	—	1,192
2024	816	—	816
2025	575	—	575
2026	403	—	403
Thereafter	95	—	95
Total lease payments	4,114	106	4,220
Less imputed interest	283	2	285
Net minimum lease payments	$3,831	$104	$3,935

The weighted average remaining lease terms and interest rates of leases held by the Company as of August 28, 2021 were as follows:

Lease Type	Weighted Average Remaining Lease Term in Years	Weighted Average Interest Rate
Operating leases	3.7	4.5%
Financing leases	0.6	4.6%

The cash outflows of the leasing activity of the Company as lessee for three months ending August 28, 2021 and August 29, 2020 were as follows (in thousands):

		Three Months Ended
Cash Flow Source	Classification	August 28, 2021	August 29, 2020
Operating cash flows from operating leases	Operating activities	$1,554	$261
Operating cash flows from financing leases	Operating activities	44	42
Finance cash flows from financing leases	Financing activities	45	45

5.  INCOME TAXES

We recorded an income tax provision of $0.2 million and $0.1 million for the first three months of fiscal 2022 and the first three months of fiscal 2021, respectively. The effective income tax rate during the first three months of fiscal 2022 was a tax provision of 5.9% as compared to a tax provision of (12.1%) during the first three months of fiscal 2021. The difference in rate during the first three months of fiscal 2022 as compared to the first three months of fiscal 2021 reflects changes in our geographical distribution of income (loss). The 5.9% effective income tax rate differs from the federal statutory rate of 21% as a result of our geographical distribution of income (loss) and the movement of the valuation allowance against our U.S. state and federal net deferred tax assets.

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

We have historically determined that certain undistributed earnings of our foreign subsidiaries, to the extent of cash available, will be repatriated to the U.S. The deferred tax liability on the outside basis difference is now primarily withholding tax on future dividend distributions. We have provided a deferred tax liability of less than $0.1 million as of both August 28, 2021 and as of May 29, 2021.

As of August 28, 2021 and as of May 29, 2021, our worldwide liability for uncertain tax positions related to continuing operations was $0.1 million, excluding interest and penalties. We record penalties and interest related to uncertain tax positions in the income tax expense line item within the consolidated statements of comprehensive income.

The valuation allowance against the net deferred tax assets that will more likely than not be realized was $11.5 million as of August 28, 2021. The valuation allowance against the net deferred tax assets was $12.2 million as of May 29, 2021 as no material additional domestic federal and state net deferred tax assets were generated during the first quarter of fiscal 2021 from losses in the U.S. jurisdiction. A full valuation allowance on the U.S. and state deferred tax assets will be maintained until sufficient positive evidence related to sources of future taxable income exists to support a reversal of the valuation allowance. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth.

6.  CALCULATION OF EARNINGS PER SHARE

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

The earnings per share (“EPS”) presented in our unaudited consolidated statements of comprehensive income were based on the following amounts (in thousands, except per share amounts):
	Three Months Ended
	August 28, 2021		August 29, 2020
	Basic	Diluted	Basic	Diluted
Numerator for Basic and Diluted EPS:
Net income (loss)	$2,635	$2,635	$(1,147)	$(1,147)
Less dividends:
Common stock	673	673	667	667
Class B common stock	113	113	113	113
Undistributed earnings (loss)	$1,849	$1,849	$(1,927)	$(1,927)
Common stock undistributed earnings (loss)	$1,582	$1,588	$(1,646)	$(1,646)
Class B common stock undistributed earnings (loss)	267	261	(281)	(281)
Total undistributed earnings (loss)	$1,849	$1,849	$(1,927)	$(1,927)
Denominator for Basic and Diluted EPS:
Common stock weighted average shares	11,194	11,194	11,070	11,070
Effect of dilutive securities
Dilutive stock options		273		—
Denominator for diluted EPS adjusted for weighted average shares and assumed conversion		11,467		11,070
Class B commons stock weighted average shares, and shares under if-converted method for diluted EPS	2,097	2,097	2,097	2,097
Net income (loss) per share:
Common stock	$0.20	$0.20	$(0.09)	$(0.09)
Class B common stock	$0.18	$0.18	$(0.08)	$(0.08)

Note: The were no common stock options that were antidilutive in the first quarter of fiscal 2022. Common stock options that were anti-dilutive and not included in diluted earnings per common share for the first quarter of fiscal 2021 were 1,593.

7.  SEGMENT REPORTING

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

The CEO, who is the chief operating decision maker, evaluates performance and allocates resources primarily based on the gross profit of each segment.

Operating results by segment are summarized in the following table (in thousands)

	Three Months Ended
	August 28, 2021	August 29, 2020
PMT
Net Sales	$43,009	$30,252
Gross Profit	12,931	9,971
Canvys
Net Sales	$8,441	$6,712
Gross Profit	2,818	2,284
Healthcare
Net Sales	$2,254	$1,848
Gross Profit	548	104

Geographic net sales information is primarily grouped by customer destination into five areas: North America; Asia/Pacific; Europe; Latin America; and Other.

Net sales and gross profit by geographic region are summarized in the following table (in thousands):

	Three Months Ended
	August 28, 2021	August 29, 2020
Net Sales
North America	$20,528	$16,129
Asia/Pacific	13,246	10,035
Europe	17,050	10,687
Latin America	2,875	1,927
Other (1)	5	34
Total	$53,704	$38,812
Gross Profit
North America	$7,380	$6,017
Asia/Pacific	4,146	3,078
Europe	4,789	3,356
Latin America	1,081	662
Other (1)	(1,099)	(754)
Total	$16,297	$12,359

(1)	Other includes primarily net sales not allocated to a specific geographical region, unabsorbed value-add costs and other unallocated expenses.

We sell our products to customers in diversified industries and perform periodic credit evaluations of our customers’ financial condition. Terms are generally on open account, payable net 30 days in North America, and vary throughout Asia/Pacific, Europe and Latin America. Estimates of credit losses are recorded in the financial statements based on monthly reviews of outstanding accounts.

8. RISKS AND UNCERTAINTIES

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

Company Response to CARES Act

On March 27, 2020, Congress enacted the Coronavirus Aid, Relief and Economic Security (“CARES”) Act to provide certain relief as a result of the COVID-19 outbreak. The CARES Act included provisions relating to refundable payroll tax credits, deferral of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, increased limitations on qualified charitable contributions and technical corrections to tax depreciation methods for qualified, improvement property. As of August 28, 2021, the Company deferred $0.9 million of employer-side social security tax payments. The Company has estimated and recorded the overall effects of the CARES Act and does not anticipate a material change.

9. FAIR VALUE MEASUREMENTS

Investments are measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820. The Company had no investments as of August 28, 2021 and May 29, 2021.

10. RELATED PARTY TRANSACTION

On June 15, 2015, the Company entered into a lease agreement for the IMES facility with LDL, LLC. That lease agreement was extended for five years in fiscal 2021. The Company shall be entitled to extend the term of the lease for a period of an additional five years by notifying the landlord in writing of its intention to do so within six months of the expiration of the term. The Executive Vice President of IMES, Lee A. McIntyre III (former owner of IMES), has an ownership interest in LDL, LLC. The lease agreement provides for monthly payments over five years with total future minimum lease payments of $0.6 million. Rental expense related to this lease amounted to less than $0.1 million for the three months ended August 28, 2021 and August 29, 2020.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this report may constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. The terms “may,” “should,” “could,” “anticipate,” “believe,” “continues,” “estimate,” “expect,” “intend,” “objective,” “plan,” “potential,” “project” and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. These statements are based on management’s current expectations, intentions or beliefs and are subject to a number of factors, assumptions and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Factors that could cause or contribute to such differences or that might otherwise impact the business include the risk factors set forth in Item 1A of this quarterly report on Form 10-Q for the quarter ended August 28, 2021, as well as our Annual Report on Form 10-K filed on August 2, 2021. We undertake no obligation to update any such factor or to publicly announce the results of any revisions to any forward-looking statements contained herein whether as a result of new information, future events or otherwise.

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
•

Results of Operations – an analysis and comparison of our consolidated results of operations for the three month periods ended August 28, 2021 and August 29, 2020, as reflected in our consolidated statements of comprehensive income.

•

Liquidity, Financial Position and Capital Resources – a discussion of our primary sources and uses of cash for the three month periods ended August 28, 2021 and August 29, 2020, and a discussion of changes in our financial position.

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

We currently have operations in the following major geographic regions: North America, Asia/Pacific, Europe and Latin America.

RESULTS OF OPERATIONS

Financial Summary – Three Months Ended August 28, 2021

•	The first quarter of fiscal 2022 and fiscal 2021 each contained 13 weeks.
•	Net sales during the first quarter of fiscal 2022 were $53.7 million, an increase of 38.4%, compared to net sales of $38.8 million during the first quarter of fiscal 2021.
•	Gross margin decreased to 30.3% during the first quarter of fiscal 2022 compared to 31.8% during the first quarter of fiscal 2021.
•

Selling, general and administrative expenses were $13.5 million or 25.1% of net sales, during the first quarter of fiscal 2022 compared to $13.0 million, or 33.4% of net sales, during the first quarter of fiscal 2021.

•	Operating income during the first quarter of fiscal 2022 was $2.8 million compared to an operating loss of $0.6 million during the first quarter of fiscal 2021.
•	Net income during the first quarter of fiscal 2022 was $2.6 million compared to a net loss of $1.1 million during the first quarter of fiscal 2021.

Net Sales and Gross Profit Analysis

Net sales by segment and percent change during the first quarter of fiscal 2022 and fiscal 2021 were as follows (in thousands):

Net Sales	Three Months Ended		FY22 vs. FY21
	August 28, 2021	August 29, 2020	% Change
PMT	$43,009	$30,252	42.2%
Canvys	8,441	6,712	25.8%
Healthcare	2,254	1,848	22.0%
Total	$53,704	$38,812	38.4%

During the first quarter of fiscal 2022, consolidated net sales increased 38.4% compared to the first quarter of fiscal 2021. Sales for PMT increased 42.2%, sales for Canvys increased 25.8% and sales for Healthcare increased 22.0%. The increase in PMT was mainly due to strong growth from our Power and Microwave new technology partners in various applications including Power Management and 5G infrastructure and increased revenue from our Semiconductor Wafer Fabrication customers buying engineered solutions. We also had growth in various Electron Device product lines. The increase in Canvys was primarily due to strong sales in the European market. The increase in Healthcare was primarily due to a significant increase in demand for the ALTA 750DTM tubes.

Gross profit by segment and percent of net sales for the first quarter of fiscal 2022 and fiscal 2021 were as follows (in thousands):

Gross Profit	Three Months Ended
	August 28, 2021	% of Net Sales	August 29, 2020	% of Net Sales
PMT	$12,931	30.1%	$9,971	33.0%
Canvys	2,818	33.4%	2,284	34.0%
Healthcare	548	24.3%	104	5.6%
Total	$16,297	30.3%	$12,359	31.8%

Gross profit reflects the distribution and manufacturing product margin less manufacturing variances, inventory obsolescence charges, customer returns, scrap and cycle count adjustments, engineering costs and other provisions.

Consolidated gross profit increased to $16.3 million during the first quarter of fiscal 2022 compared to $12.4 million during the first quarter of fiscal 2021. Consolidated gross margin as a percentage of net sales decreased to 30.3% during the first quarter of fiscal 2022 from 31.8% during the first quarter of fiscal 2021, primarily due to product mix and lower product margin in PMT.

Power and Microwave Technologies Group

PMT net sales increased 42.2% to $43.0 million during the first quarter of fiscal 2022 from $30.3 million during the first quarter of fiscal 2021. The increase was mainly due to strong growth from our Power and Microwave new technology partners in various applications including Power Management and 5G infrastructure and increased revenue from our Semiconductor Wafer Fabrication customers buying engineered solutions. We also had growth in various Electron Device product lines. Gross margin as a percentage of net sales decreased to 30.1% during the first quarter of fiscal 2022 as compared to 33.0% during the first quarter of fiscal 2021 due to product mix and lower product margin.

Canvys

Canvys net sales increased 25.8% to $8.4 million during the first quarter of fiscal 2022 from $6.7 million during the first quarter of fiscal 2021 primarily due to strong sales in the European market. Gross margin as a percentage of net sales decreased to 33.4% during the first quarter of fiscal 2022 from 34.0% during the first quarter of fiscal 2021 due to the increasing freight costs resulting from the COVID-19 pandemic.

Healthcare

Healthcare net sales increased 22.0% to $2.3 million during the first quarter of fiscal 2022 from $1.8 million during the first quarter of fiscal 2021. The increase in sales was primarily due to a significant increase in demand for the ALTA 750DTM tubes. Gross margin as a percentage of net sales increased to 24.3% during the first quarter of fiscal 2022 as compared to 5.6% during the first quarter of fiscal 2021 primarily due to favorable product mix and increased ALTA 750DTM tube production.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $13.5 million during the first quarter of fiscal 2022 from $13.0 million in the first quarter of fiscal 2021. The increase resulted from higher employee compensation expense and higher travel costs partially offset by lower legal fees.

Other Income/Expense

Other expense was less than $0.1 million during the first quarter of fiscal 2022, compared to other expense of $0.4 million for the first quarter of fiscal 2021. Other expense during the first quarter of fiscal 2022 was mainly a foreign exchange loss, as investment income was offset by other expenses. Our foreign exchange gains and losses are primarily due to the translation of U.S. dollars held in non-U.S. entities. We currently do not utilize derivative instruments to manage our exposure to foreign currency.

Income Tax Provision

We recorded an income tax provision of $0.2 million and $0.1 million for the first three months of fiscal 2022 and the first three months of fiscal 2021, respectively. The effective income tax rate during the first three months of fiscal 2022 was a tax provision of 5.9% as compared to a tax provision of (12.1%) during the first three months of fiscal 2021. The difference in rate during the first three months of fiscal 2022 as compared to the first three months of fiscal 2021 reflects changes in our geographical distribution of income (loss). The 5.9% effective income tax rate differs from the federal statutory rate of 21% as a result of our geographical distribution of income and the movement of the valuation allowance against our U.S. state and federal net deferred tax assets.

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

Net Income (Loss) and Per Share Data

Net income during the first quarter of fiscal 2022 was $2.6 million, or $0.20 per diluted common share and $0.18 per Class B diluted common share as compared to net loss of $1.1 million during the first quarter of fiscal 2021 or ($0.09) per diluted common share and ($0.08) per Class B diluted common share.

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

Our operations and cash needs have been primarily financed through income from operations and cash on hand.

Cash and cash equivalents were $36.4 million at August 28, 2021. Cash and cash equivalents at August 28, 2021 consisted of $18.4 million in North America, $9.7 million in Europe, $1.3 million in Latin America and $7.0 million in Asia/Pacific. We repatriated $0.7 million to the United States in the first quarter of fiscal 2022, from our entity in China. Although the Tax Cuts and Jobs Act generally eliminated federal income tax on future cash repatriation to the United States, cash repatriation may be subject to state and local taxes, withholding or similar taxes. See Note, 7 Income Taxes of the notes to our consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended May 29, 2021, filed August 2, 2021 for further information.

Cash and cash equivalents were $43.3 million at May 29, 2021. Cash and cash equivalents at May 29, 2021, consisted of $26.1 million in North America, $8.8 million in Europe, $1.2 million in Latin America and $7.2 million in Asia/Pacific. We repatriated a total of $0.9 million to the United States in fiscal 2021 from several of our foreign entities. This amount includes $0.7 million from our entities in Italy and South Korea in the third quarter of fiscal 2021 and $0.2 million from our entity in France in the fourth quarter of fiscal 2021.

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

Cash Flows from Operating Activities

Cash flows from operating activities primarily resulted from our net income (loss) adjusted for non-cash items and changes in our operating assets and liabilities.

Operating activities used $4.9 million of cash during the first three months of fiscal 2022. We had a net income of $2.6 million during the first three months of fiscal 2022, which included non-cash stock-based compensation expense of $0.2 million associated with the issuance of stock option and restricted stock awards, $0.1 million for inventory reserve provisions and depreciation and amortization expense of $0.8 million associated with our property and equipment as well as amortization of our intangible assets. Changes in our operating assets and liabilities used $8.7 million in cash during the first three months of fiscal 2022, net of foreign currency exchange gains and losses, included an increase in accounts receivable of $5.0 million and an increase in inventory of $5.0 million. Partially offsetting the cash utilization for accounts receivable and inventory was an increase in accounts payable and accrued liabilities of $1.1 million. The increase in accounts receivable was primarily due to increased sales revenue. The majority of the inventory increase was to support the growth in the RF and microwave components business. The increase in accounts payable was related to the inventory increase and the increase in accrued liabilities was timing related.

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

Cash Flows from Investing Activities

Cash flows from investing activities consisted primarily of capital expenditures and purchases and maturities of investments. Our purchases and proceeds from investments consist of time deposits and CDs. The purchasing of future investments varies from period to period due to interest and foreign currency exchange rates.

Cash used in investing activities of $0.8 million during the first three months of fiscal 2022 was due to capital expenditures. Capital expenditures related primarily to capital used for our Healthcare business and our IT system. The Company did not have any investment purchases or maturities in the first quarter of fiscal 2022.

Cash provided by investing activities of $6.3 million during the first three months of fiscal 2021 included proceeds from the maturities of investments of $16.0 million, partially offset by purchases of investments of $9.0 million and $0.7 million in capital expenditures. Capital expenditures related primarily to capital used for our Healthcare business and our IT system.

Cash Flows from Financing Activities

Cash flows used in financing activities consisted primarily of cash dividends paid.

Cash used in financing activities of $0.8 million during the first three months of fiscal 2022 primarily resulted from cash used to pay dividends.

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

The interpretation and analysis of these disclosures should not be considered in isolation since such variances in exchange rates would likely influence other economic factors. Such factors, which are not readily quantifiable, would likely also affect our operations. Additional disclosure regarding various market risks are set forth in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended May 29, 2021, filed August 2, 2021.

ITEM 4.CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of August 28, 2021.

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

(b)	Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the first quarter of fiscal 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended May 29, 2021, filed August 2, 2021.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ITEM 5.	OTHER INFORMATION

Item 5.07. Submission of Matters to a Vote of Security Holders

We held our annual meeting of stockholders on October 5, 2021. At the annual meeting, our stockholders (i) elected each of the nominees listed below to the Company's Board of Directors to serve for a term expiring at the 2022 Annual Meeting; (ii) ratified the selection of BDO USA, LLP as our independent registered public accounting firm for fiscal year 2022; and (iii) approved, on an advisory basis, the compensation of the Company's named executive officers.

The final results for the votes regarding each proposal are set forth below.

1.	The voting results with respect to the election of each director were as follows:

Nominee	For	Abstain/Withhold	Broker Non-Votes
Edward J. Richardson	26,997,731	1,184,797	1,573,851
Wendy S. Diddell	26,929,578	1,252,950	1,573,851
Jacques Belin	26,069,814	2,112,714	1,573,851
James Benham	26,165,945	2,016,583	1,573,851
Kenneth Halverson	26,068,354	2,114,174	1,573,851
Robert H. Kluge	26,901,845	1,280,683	1,573,851
Paul J. Plante	25,747,344	2,435,184	1,573,851

2.

The voting results with respect to the ratification of the selection of BDO USA, LLP as our independent registered public accounting firm for fiscal year 2022 was approved with 29,681,655 votes “FOR”, 25,386 votes “AGAINST” and 49,338 votes “ABSTAIN/WITHHOLD”.

3.

The voting results with respect to the approval, on an advisory basis, the compensation of our Named Executive Officers was approved with 26,649,366 votes “FOR”, 1,454,265 votes “AGAINST”, 78,897 votes “ABSTAIN/WITHHOLD” and 1,573,851 broker non-votes.

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

101

The following financial information from our Quarterly Report on Form 10-Q for the first quarter of fiscal 2022, filed with the SEC on October 7, 2021, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Comprehensive Income, (iii) the Unaudited Consolidated Statements of Cash Flows, (iv) the Unaudited Consolidated Statement of Stockholders’ Equity and (v) Notes to Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RICHARDSON ELECTRONICS, LTD.

Date: October 7, 2021	By:	/s/ Robert J. Ben
Robert J. Ben Chief Financial Officer and Chief Accounting Officer (on behalf of the Registrant and as Principal Financial Officer)