Form 10-Q
period 2021-11-27
RICHARDSON ELECTRONICS LTD/DE
filed 2022-01-06
CIK 355948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 27, 2021

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

As of January 4, 2022, there were outstanding 11,424,585 shares of Common Stock, $0.05 par value and 2,096,672 shares of Class B Common Stock, $0.05 par value, which are convertible into Common Stock of the registrant on a share for share basis.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Richardson Electronics, Ltd.

Consolidated Balance Sheets

(in thousands, except per share amounts)

	Unaudited	Audited
	November 27, 2021	May 29, 2021
Assets
Current assets:
Cash and cash equivalents	$39,665	$43,316
Accounts receivable, less allowance of $259 and $202, respectively	27,489	25,096
Inventories, net	70,741	63,508
Prepaid expenses and other assets	3,380	2,385
Total current assets	141,275	134,305
Non-current assets:
Property, plant and equipment, net	17,091	17,067
Intangible assets, net	2,139	2,270
Lease ROU asset	3,841	2,570
Non-current deferred income taxes	503	541
Total non-current assets	23,574	22,448
Total assets	$164,849	$156,753
Liabilities
Current liabilities:
Accounts payable	$18,871	$16,979
Accrued liabilities	15,411	14,182
Lease liability current	1,252	1,066
Total current liabilities	35,534	32,227
Non-current liabilities:
Non-current deferred income tax liabilities	235	242
Lease liability non-current	2,388	1,358
Other non-current liabilities	1,279	1,366
Total non-current liabilities	3,902	2,966
Total liabilities	39,436	35,193
Stockholders’ Equity
Common stock, $0.05 par value; issued and outstanding 11,338 shares on November 27, 2021 and 11,160 shares on May 29, 2021	567	558
Class B common stock, convertible, $0.05 par value; issued and outstanding 2,097 shares on November 27, 2021 and May 29, 2021	105	105
Preferred stock, $1.00 par value, no shares issued	—	—
Additional paid-in-capital	63,794	62,707
Retained earnings	58,476	53,297
Accumulated other comprehensive income	2,471	4,893
Total stockholders’ equity	125,413	121,560
Total liabilities and stockholders’ equity	$164,849	$156,753

Richardson Electronics, Ltd.

Unaudited Consolidated Statements of Comprehensive Income

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	November 27, 2021	November 28, 2020	November 27, 2021	November 28, 2020
Net sales	$53,979	$42,418	$107,683	$81,230
Cost of sales	36,322	28,075	73,729	54,528
Gross profit	17,657	14,343	33,954	26,702
Selling, general and administrative expenses	13,135	13,491	26,604	26,467
Loss on disposal of assets	2	—	2	—
Operating income	4,520	852	7,348	235
Other expense (income):
Investment/interest income	(8)	(15)	(25)	(33)
Foreign exchange (gain) loss	(150)	143	(123)	585
Other, net	6	(18)	22	(36)
Total other (income) expense	(152)	110	(126)	516
Income (loss) before income taxes	4,672	742	7,474	(281)
Income tax provision	550	53	717	177
Net income (loss)	4,122	689	6,757	(458)
Foreign currency translation (loss) gain, net of tax	(1,420)	477	(2,422)	2,613
Comprehensive income	$2,702	$1,166	$4,335	$2,155

Net income (loss) per share:
Common shares - Basic	$0.31	$0.05	$0.52	$(0.04)
Class B common shares - Basic	0.28	0.05	0.46	(0.03)
Common shares - Diluted	0.30	0.05	0.50	(0.04)
Class B common shares - Diluted	0.27	0.05	0.45	(0.03)

Weighted average number of shares:
Common shares – Basic	11,270	11,111	11,232	11,090
Class B common shares – Basic	2,097	2,097	2,097	2,097
Common shares – Diluted	11,697	11,128	11,568	11,090
Class B common shares – Diluted	2,097	2,097	2,097	2,097

Dividends per share:
Common share	$0.060	$0.060	$0.120	$0.120
Class B common share	0.054	0.054	0.108	0.108

Richardson Electronics, Ltd.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended		Six Months Ended
	November 27, 2021	November 28, 2020	November 27, 2021	November 28, 2020
Operating activities:
Net income (loss)	$4,122	$689	$6,757	$(458)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	859	873	1,688	1,746
Inventory provisions	57	215	140	452
Share-based compensation expense	153	178	372	379
Loss on disposal of assets	2	—	2	—
Deferred income taxes	(23)	(55)	12	(53)
Change in assets and liabilities:
Accounts receivable	1,862	687	(3,146)	(167)
Inventories	(4,225)	613	(9,182)	(1,008)
Prepaid expenses and other assets	(994)	(381)	(1,056)	(272)
Accounts payable	1,695	211	2,302	(2,523)
Accrued liabilities	1,032	1,633	1,512	3,412
Other	91	(236)	357	(438)
Net cash provided by (used in) operating activities	4,631	4,427	(242)	1,070
Investing activities:
Capital expenditures	(770)	(562)	(1,607)	(1,280)
Proceeds from maturity of investments	—	—	—	16,000
Purchases of investments	—	—	—	(9,000)
Net cash (used in) provided by investing activities	(770)	(562)	(1,607)	5,720
Financing activities:
Proceeds from issuance of common stock	672	—	724	—
Cash dividends paid	(792)	(780)	(1,578)	(1,560)
Payment of financing lease principal	(46)	(46)	(91)	(91)
Net cash used in financing activities	(166)	(826)	(945)	(1,651)
Effect of exchange rate changes on cash and cash equivalents	(448)	489	(857)	1,349
Increase (decrease) in cash and cash equivalents	3,247	3,528	(3,651)	6,488
Cash and cash equivalents at beginning of period	36,418	33,495	43,316	30,535
Cash and cash equivalents at end of period	$39,665	$37,023	$39,665	$37,023

Richardson Electronics, Ltd.

Unaudited Consolidated Statement of Stockholders’ Equity

(in thousands, except per share amounts)

	Common	Class B Common	Par Value	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance May 29, 2021:	11,160	2,097	$663	$62,707	$53,297	$4,893	$121,560
Comprehensive income:
Net income	—	—	—	—	6,757	—	6,757
Foreign currency translation	—	—	—	—	—	(2,422)	(2,422)
Share-based compensation:
Restricted stock	—	—	—	234	—	—	234
Stock options	—	—	—	138	—	—	138
Common stock:
Options exercised	105	—	5	719	—	—	724
Restricted stock issuance	73	—	4	(4)	—	—	—
Dividends paid to:
Common ($0.120 per share)	—	—	—	—	(1,352)	—	(1,352)
Class B ($0.108 per share)	—	—	—	—	(226)	—	(226)
Balance November 27, 2021	11,338	2,097	$672	$63,794	$58,476	$2,471	$125,413

Balance August 28, 2021:	11,241	2,097	$667	$62,974	$55,146	$3,891	$122,678
Comprehensive income:
Net income	—	—	—	—	4,122	—	4,122
Foreign currency translation	—	—	—	—	—	(1,420)	(1,420)
Share-based compensation:
Restricted stock	—	—	—	106	—	—	106
Stock options	—	—	—	47	—	—	47
Common stock:
Options exercised	97	—	5	667	—	—	672
Dividends paid to:
Common ($0.060 per share)	—	—	—	—	(679)	—	(679)
Class B ($0.054 per share)	—	—	—	—	(113)	—	(113)
Balance November 27, 2021	11,338	2,097	$672	$63,794	$58,476	$2,471	$125,413

	Common	Class B Common	Par Value	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance May 30, 2020:	11,038	2,097	$657	$61,749	$54,764	$1,490	$118,660
Comprehensive income:
Net loss	—	—	—	—	(458)	—	(458)
Foreign currency translation	—	—	—	—	—	2,613	2,613
Share-based compensation:
Restricted stock	—	—	—	259	—	—	259
Stock options	—	—	—	120	—	—	120
Common stock:
Restricted stock issuance	73	—	4	(4)	—	—	—
Dividends paid to:
Common ($0.120 per share)	—	—	—	—	(1,333)	—	(1,333)
Class B ($0.108 per share)	—	—	—	—	(227)	—	(227)
Balance November 28, 2020	11,111	2,097	$661	$62,124	$52,746	$4,103	$119,634

Balance August 29, 2020:	11,111	2,097	$661	$61,946	$52,837	$3,626	$119,070
Comprehensive income:
Net income	—	—	—	—	689	—	689
Foreign currency translation	—	—	—	—	—	477	477
Share-based compensation:
Restricted stock	—	—	—	128	—	—	128
Stock options	—	—	—	50	—	—	50
Dividends paid to:
Common ($0.060 per share)	—	—	—	—	(666)	—	(666)
Class B ($0.054 per share)	—	—	—	—	(114)	—	(114)
Balance November 28, 2020	11,111	2,097	$661	$62,124	$52,746	$4,103	$119,634

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

Our fiscal quarter ends on the Saturday nearest the end of the quarter-ending month. The second quarter of fiscal 2022 and fiscal 2021 both contained 13 weeks. The first six months of fiscal 2022 and fiscal 2021 both contained 26 weeks.

In the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results of interim periods have been made. All inter-company transactions and balances have been eliminated. The unaudited consolidated financial statements presented herein include the accounts of our wholly owned subsidiaries. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The results of our operations for the three months and six months ended November 27, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending May 28, 2022.

The financial information contained in this report should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended May 29, 2021, which was filed on August 2, 2021.

3.  CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Inventories, net: Our consolidated inventories were stated at the lower of cost and net realizable value, generally using a weighted-average cost method. Our net inventories include approximately $61.4 million of finished goods, $5.5 million of raw materials and $3.8 million of work-in-progress as of November 27, 2021, as compared to approximately $57.0 million of finished goods, $3.9 million of raw materials and $2.6 million of work-in-progress as of May 29, 2021.

At this time, we do not anticipate any material risks or uncertainties related to possible future inventory write-downs. Provisions for obsolete or slow-moving inventories are recorded based upon regular analysis of stock rotation privileges, obsolescence, the exiting of certain markets and assumptions about future demand and market conditions. If future demand changes in the industry, or market conditions differ from management’s estimates, additional provisions may be necessary. Inventory reserves were approximately $5.9 million as of November 27, 2021 and $5.9 million as of May 29, 2021.

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

Contract Liabilities: Contract liabilities and revenue recognized were as follows (in thousands):

	May 29, 2021	Additions	Revenue Recognized	November 27, 2021
Contract liabilities (deferred revenue)	$3,313	$3,401	$(2,904)	$3,810

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

	November 27, 2021	May 29, 2021
Gross Amounts:
Trade Name	$659	$659
Customer Relationships(1)	3,408	3,426
Non-compete Agreements	177	177
Technology	230	230
Total Gross Amounts	$4,474	$4,492

Accumulated Amortization:
Trade Name	$659	$659
Customer Relationships	1,350	1,249
Non-compete Agreements	177	177
Technology	149	137
Total Accumulated Amortization	$2,335	$2,222

Net Intangible Assets	$2,139	$2,270
(1)	Change from prior periods reflect impact of foreign currency translation.

The amortization expense associated with the intangible assets subject to amortization for the next five years is presented in the following table (in thousands):

Fiscal Year	Amortization Expense
Remaining 2022	$126
2023	246
2024	232
2025	219
2026	185
Thereafter	1,131
Total amortization	$2,139

The weighted average number of years of amortization expense remaining is 12.5 years.

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

Accrued Liabilities: Accrued liabilities consisted of the following (in thousands):

	November 27, 2021	May 29, 2021
Compensation and payroll taxes	$4,212	$4,945
Accrued severance	689	685
Professional fees	677	533
Deferred revenue	3,810	3,313
Other accrued expenses	6,023	4,706
Accrued Liabilities	$15,411	$14,182

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

Warranty reserves are established for costs that are expected to be incurred after the sale and delivery of products under warranty. Warranty reserves are included in accrued liabilities on our consolidated balance sheets. The warranty reserves are determined based on known product failures, historical experience and other available evidence. Warranty reserves were approximately $0.6 million as of November 27, 2021 and $0.5 million as of May 29, 2021.

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

The gross amounts of assets and liabilities related to both operating and financing leases were as follows (in thousands):

Lease Type	November 27, 2021	May 29, 2021
Operating lease ROU asset	$3,579	$2,262
Financing lease ROU asset	262	308
Total lease ROU asset	$3,841	$2,570

Operating lease liability current	$1,192	$918
Financing lease liability current	60	148
Total lease liability current	$1,252	$1,066

Operating lease liability non-current	$2,388	$1,358
Total lease liability non-current	$2,388	$1,358

The components of lease costs were as follows (in thousands):

		Three Months Ended
		November 27, 2021	November 28, 2020
Consolidated operating lease expense	Operating expenses	$446	$502

Consolidated financing lease amortization	Operating expenses	23	23
Consolidated financing lease interest	Interest expense	1	3
Consolidated financing lease expense		24	26

Net lease cost		$470	$528

		Six Months Ended
		November 27, 2021	November 28, 2020
Consolidated operating lease expense	Operating expenses	$901	$990

Consolidated financing lease amortization	Operating expenses	46	46
Consolidated financing lease interest	Interest expense	3	7
Consolidated financing lease expense		49	53

Net lease cost		$950	$1,043

The approximate future minimum lease payments under operating and financing leases at November 27, 2021 were as follows (in thousands):

Fiscal Year	Operating Leases	Financing Leases	Total
Remaining 2022	$692	$60	$752
2023	1,221	—	1,221
2024	837	—	837
2025	583	—	583
2026	401	—	401
Thereafter	94	—	94
Total lease payments	3,828	60	3,888
Less imputed interest	248	1	249
Net minimum lease payments	$3,580	$59	$3,639

The weighted average remaining lease terms and interest rates of leases held by the Company as of November 27, 2021 were as follows:

Lease Type	Weighted Average Remaining Lease Term in Years	Weighted Average Interest Rate
Operating leases	3.6	4.5%
Financing leases	0.4	4.6%

The cash outflows of the leasing activity of the Company as lessee for the six months ending November 27, 2021 and November 28, 2020 were as follows (in thousands):

		Six Months Ended
Cash Flow Source	Classification	November 27, 2021	November 28, 2020
Operating cash flows from operating leases	Operating activities	$1,303	$549
Operating cash flows from financing leases	Operating activities	88	84
Finance cash flows from financing leases	Financing activities	91	91

5.  INCOME TAXES

We recorded an income tax provision of $0.7 million and $0.2 million for the first six months of fiscal 2022 and the first six months of fiscal 2021, respectively. The effective income tax rate during the first six months of fiscal 2022 was a tax provision of 9.6% as compared to a tax provision of (63.0%) during the first six months of fiscal 2021. The difference in rate during the first six months of fiscal 2022 as compared to the first six months of fiscal 2021 reflects changes in our geographical distribution of income (loss) and state income tax provision due to temporary suspension of net operating loss utilization in Illinois and California. The 9.6% effective income tax rate differs from the federal statutory rate of 21% as a result of our geographical distribution of income (loss), the movement of the valuation allowance against our U.S. state and federal net deferred tax assets and state income tax provision due to temporary suspension of net operating loss utilization in Illinois and California.

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

We have historically determined that certain undistributed earnings of our foreign subsidiaries, to the extent of cash available, will be repatriated to the U.S. The deferred tax liability on the outside basis difference is now primarily withholding tax on future dividend distributions. We have provided a deferred tax liability of less than $0.1 million as of both November 27, 2021 and as of May 29, 2021.

As of November 27, 2021 and as of May 29, 2021, our worldwide liability for uncertain tax positions related to continuing operations was $0.1 million, excluding interest and penalties. We record penalties and interest related to uncertain tax positions in the income tax expense line item within the consolidated statements of comprehensive income.

The valuation allowance against the net deferred tax assets that will more likely than not be realized was $10.4 million as of November 27, 2021. The valuation allowance against the net deferred tax assets was $12.2 million as of May 29, 2021 and the Company is utilizing prior losses in the first two quarters of fiscal 2022 against its income. A full valuation allowance on the U.S. and state deferred tax assets will be maintained until sufficient positive evidence related to sources of future taxable income exists to support a reversal of the valuation allowance. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth.

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

Our Class B common stock is considered a participating security requiring the use of the two-class method for the computation of basic and diluted earnings per share. The two-class computation method for each period reflects the cash dividends paid per share for each class of stock, plus the amount of allocated undistributed earnings per share computed using the participation percentage which reflects the dividend rights of each class of stock. Basic and diluted earnings per share were computed using the two-class method. The shares of Class B common stock are considered to be participating convertible securities since the shares of Class B common stock are convertible on a share-for-share basis into shares of common stock and may participate in dividends with common stock according to a predetermined formula which is 90% of the amount of common stock cash dividends.

The earnings per share (“EPS”) presented in our unaudited consolidated statements of comprehensive income were based on the following amounts (in thousands, except per share amounts):
	Three Months Ended
	November 27, 2021		November 28, 2020
	Basic	Diluted	Basic	Diluted
Numerator for Basic and Diluted EPS:
Net income	$4,122	$4,122	$689	$689
Less dividends:
Common stock	679	679	666	666
Class B common stock	113	113	114	114
Undistributed earnings (loss)	$3,330	$3,330	$(91)	$(91)
Common stock undistributed earnings (loss)	$2,852	$2,867	$(78)	$(78)
Class B common stock undistributed earnings (loss)	478	463	(13)	(13)
Total undistributed earnings (loss)	$3,330	$3,330	$(91)	$(91)

Denominator for Basic and Diluted EPS:
Common stock weighted average shares	11,270	11,270	11,111	11,111
Effect of dilutive securities
Dilutive stock options		427		17
Denominator for diluted EPS adjusted for weighted average shares and assumed conversion		11,697		11,128
Class B commons stock weighted average shares and shares under if-converted method for diluted EPS	2,097	2,097	2,097	2,097

Net income per share:
Common stock	$0.31	$0.30	$0.05	$0.05
Class B common stock	$0.28	$0.27	$0.05	$0.05

Note: There were no common stock options that were antidilutive in the second quarter of fiscal 2022 and fiscal 2021.

	Six Months Ended
	November 27, 2021		November 28, 2020
	Basic	Diluted	Basic	Diluted
Numerator for Basic and Diluted EPS:
Net income (loss)	$6,757	$6,757	$(458)	$(458)
Less dividends:
Common stock	1,352	1,352	1,333	1,333
Class B common stock	226	226	227	227
Undistributed earnings (loss)	$5,179	$5,179	$(2,018)	$(2,018)
Common stock undistributed earnings (loss)	$4,434	$4,453	$(1,725)	$(1,725)
Class B common stock undistributed earnings (loss)	745	726	(293)	(293)
Total undistributed earnings (loss)	$5,179	$5,179	$(2,018)	$(2,018)

Denominator for Basic and Diluted EPS:
Common stock weighted average shares	11,232	11,232	11,090	11,090
Effect of dilutive securities
Dilutive stock options		336		—
Denominator for diluted EPS adjusted for weighted average shares and assumed conversion		11,568		11,090
Class B commons stock weighted average shares and shares unde if-converted method for diluted EPS	2,097	2,097	2,097	2,097

Net income (loss) per share:
Common stock	$0.52	$0.50	$(0.04)	$(0.04)
Class B common stock	$0.46	$0.45	$(0.03)	$(0.03)

Note: There were no common stock options that were antidilutive in the first six month of fiscal 2022. Common stock options that were anti-dilutive and not included in the diluted earnings per common share for the first six months of fiscal 2021 were 1,600.

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

The CEO, who is the chief operating decision maker, evaluates performance and allocates resources primarily based on the gross profit of each segment.

Operating results by segment are summarized in the following table (in thousands):

	Three Months Ended		Six Months Ended
	November 27, 2021	November 28, 2020	November 27, 2021	November 28, 2020
PMT
Net Sales	$41,737	$32,929	$84,746	$63,181
Gross Profit	13,986	11,251	26,917	21,222
Canvys
Net Sales	9,150	6,701	17,591	13,413
Gross Profit	2,912	2,379	5,730	4,663
Healthcare
Net Sales	3,092	2,788	5,346	4,636
Gross Profit	759	713	1,307	817

Geographic net sales information is primarily grouped by customer destination into five areas: North America; Asia/Pacific; Europe; Latin America; and Other.

Net sales and gross profit by geographic region are summarized in the following table (in thousands):

	Three Months Ended		Six Months Ended
	November 27, 2021	November 28, 2020	November 27, 2021	November 28, 2020
Net Sales
North America	$24,440	$17,730	$44,968	$33,859
Asia/Pacific	11,699	9,114	24,945	19,149
Europe	15,114	13,305	32,164	23,992
Latin America	2,721	2,218	5,596	4,145
Other (1)	5	51	10	85
Total	$53,979	$42,418	$107,683	$81,230
Gross Profit
North America	$8,658	$7,001	$16,038	$13,018
Asia/Pacific	3,919	2,997	8,065	6,075
Europe	4,834	4,441	9,623	7,797
Latin America	1,000	787	2,081	1,449
Other (1)	(754)	(883)	(1,853)	(1,637)
Total	$17,657	$14,343	$33,954	$26,702

(1)	Other includes primarily net sales not allocated to a specific geographical region, unabsorbed value-add costs and other unallocated expenses.

We sell our products to customers in diversified industries and perform periodic credit evaluations of our customers’ financial condition. Terms are generally on open account, payable net 30 days in North America, and vary throughout Asia/Pacific, Europe and Latin America. Estimates of credit losses are recorded in the financial statements based on monthly reviews of outstanding accounts.

8. RISKS AND UNCERTAINTIES

 Company Response to COVID-19

In March 2020, the World Health Organization classified the outbreak of COVID-19 as a pandemic. Thereafter, most U.S. states imposed “shelter in place” or similar directives on their populations to stem the spread of COVID-19 and similar restrictive measures were taken by governments across the world.

During their duration, the shelter in place directives generally required the closure of businesses that did not provide essential functions. The Company was considered a critical supplier of products to healthcare and critical infrastructure businesses. Further, several of our largest customers mandated that we continue to supply parts so as not to disrupt the supply chain and their ability to serve critical industries. As such, the Company qualified as an “Essential Business” and the Company continued our manufacturing and distribution operations throughout the implementation of the various “shelter in place” or other restrictions placing limits on operations in our fiscal 2021 and beyond. Our top priority was ensuring the health and safety of our employees and, accordingly, we undertook measures such as limiting the number of people in any one of our facilities by requiring only employees who could not perform their work remotely to physically work in a Company US-based facility. The Company advised all other employees that could perform their job functions remotely to do so. As such, the Company’s operations have remained operational during the pandemic.

The impact of the COVID-19 outbreak and its effects continue to evolve. As such, the full magnitude that the pandemic, and the steps taken to prevent and/or mitigate its spread, will have on the Company’s financial condition, liquidity and future results of operations is uncertain. The extent of the impact of the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the duration and spread of the pandemic, the extent, speed and effectiveness of worldwide containment and vaccination effort, any subsequent wave or waves of outbreaks, and the impact of these and other factors on our employees, customers and suppliers. Our ability to meet customer demands for products may be impaired or, similarly, our customers may experience adverse business consequences due to COVID-19 and its effects. Reduced demand for products or impaired ability to meet customer demand (including disruptions at our transportation service providers or vendors) could have a material adverse effect on our business, operations and financial performance. While we had some COVID-19 related component delays impacting new product development schedules, we did not experience a major interruption in our supply chain. Management continues to monitor the global situation on its financial condition, liquidity, operations, suppliers, industry and workforce. Given the ever-evolving nature of the pandemic and the continued global responses to curb its spread, the Company is not presently able to fully estimate the effects of COVID-19 on its results of operations, financial condition or liquidity for fiscal year 2022.

Company Response to CARES Act

On March 27, 2020, Congress enacted the Coronavirus Aid, Relief and Economic Security (“CARES”) Act to provide certain relief as a result of the COVID-19 outbreak. The CARES Act included provisions relating to refundable payroll tax credits, deferral of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, increased limitations on qualified charitable contributions and technical corrections to tax depreciation methods for qualified, improvement property. As of November 27, 2021, the Company deferred $0.9 million of employer-side social security tax payments. The Company has estimated and recorded the overall effects of the CARES Act and does not anticipate a material change.

9. FAIR VALUE MEASUREMENTS

Investments are measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820. The Company had no investments as of November 27, 2021 and May 29, 2021.

10. RELATED PARTY TRANSACTION

On June 15, 2015, the Company entered into a lease agreement for the IMES facility with LDL, LLC. That lease agreement was extended for five years in fiscal 2021. The Company shall be entitled to extend the term of the lease for a period of an additional five years by notifying the landlord in writing of its intention to do so within six months of the expiration of the term. The Executive Vice President of IMES, Lee A. McIntyre III (former owner of IMES), has an ownership interest in LDL, LLC. The lease agreement provides for monthly payments over five years with total future minimum lease payments of $0.6 million. Rental expense related to this lease amounted to $0.1 million for the six months ended November 27, 2021 and November 28, 2020.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this report may constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. The terms “may,” “should,” “could,” “anticipate,” “believe,” “continues,” “estimate,” “expect,” “intend,” “objective,” “plan,” “potential,” “project” and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. These statements are based on management’s current expectations, intentions or beliefs and are subject to a number of factors, assumptions and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Factors that could cause or contribute to such differences or that might otherwise impact the business include the risk factors set forth in our Annual Report on Form 10-K filed on August 2, 2021. We undertake no obligation to update any such factor or to publicly announce the results of any revisions to any forward-looking statements contained herein whether as a result of new information, future events or otherwise.

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
•

Results of Operations – an analysis and comparison of our consolidated results of operations for the three and six month periods ended November 27, 2021 and November 28, 2020, as reflected in our consolidated statements of comprehensive income.

•

Liquidity, Financial Position and Capital Resources – a discussion of our primary sources and uses of cash for the six month periods ended November 27, 2021 and November 28, 2020, and a discussion of changes in our financial position.

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

We currently have operations in the following major geographic regions: North America, Asia/Pacific, Europe and Latin America.

RESULTS OF OPERATIONS

Financial Summary – Three Months Ended November 27, 2021

•	The second quarter of fiscal 2022 and fiscal 2021 each contained 13 weeks.
•	Net sales during the second quarter of fiscal 2022 were $54.0 million, an increase of 27.3%, compared to net sales of $42.4 million during the second quarter of fiscal 2021.
•	Gross margin decreased to 32.7% during the second quarter of fiscal 2022 compared to 33.8% during the second quarter of fiscal 2021.
•

Selling, general and administrative expenses were $13.1 million or 24.3% of net sales, during the second quarter of fiscal 2022 compared to $13.5 million, or 31.8% of net sales, during the second quarter of fiscal 2021.

•	Operating income during the second quarter of fiscal 2022 was $4.5 million compared to $0.9 million during the second quarter of fiscal 2021.
•	Net income during the second quarter of fiscal 2022 was $4.1 million compared to $0.7 million during the second quarter of fiscal 2021.

Financial Summary – Six Months Ended November 27, 2021

•	The first six months of fiscal 2022 and fiscal 2021 each contained 26 weeks.
•	Net sales during the first six months of fiscal 2022 were $107.7 million, an increase of 32.6%, compared to net sales of $81.2 million during the first six months of fiscal 2021.
•	Gross margin decreased to 31.5% during the first six months of fiscal 2022 compared to 32.9% during the first six months of fiscal 2021.
•

Selling, general and administrative expenses were $26.6 million or 24.7% of net sales, during the first six months of fiscal 2022 compared to $26.5 million, or 32.6% of net sales, during the first six months of fiscal 2021.

•	Operating income during the first six months of fiscal 2022 was $7.3 million compared to $0.2 million during the first six months of fiscal 2021.
•	Net income during the first six months of fiscal 2022 was $6.8 million compared to a net loss of $0.5 million during the first six months of fiscal 2021.

Net Sales and Gross Profit Analysis

Net sales by segment and percent change during the second quarter and first six months of fiscal 2022 and fiscal 2021 were as follows (in thousands):

Net Sales	Three Months Ended		FY22 vs. FY21
	November 27, 2021	November 28, 2020	% Change
PMT	$41,737	$32,929	26.7%
Canvys	9,150	6,701	36.5%
Healthcare	3,092	2,788	10.9%
Total	$53,979	$42,418	27.3%

	Six Months Ended		FY22 vs. FY21
	November 27, 2021	November 28, 2020	% Change
PMT	$84,746	$63,181	34.1%
Canvys	17,591	13,413	31.1%
Healthcare	5,346	4,636	15.3%
Total	$107,683	$81,230	32.6%

During the second quarter of fiscal 2022, consolidated net sales increased 27.3% compared to the second quarter of fiscal 2021. Sales for PMT increased 26.7%, sales for Canvys increased 36.5% and sales for Healthcare increased 10.9%. The increase in PMT was mainly due to strong growth from our Power and Microwave new technology partners in various applications including Power Management and 5G infrastructure as well as increased shipments of our ULTRA3000. We also had growth in various Electron Device product lines. The increase in Canvys was primarily due to strong sales in the North American and European markets. The increase in Healthcare was primarily due to an increase in demand for the ALTA750TM tubes.

During the first six months of fiscal 2022, consolidated net sales increased 32.6% compared to the first six months of fiscal 2021. Sales for PMT increased 34.1%, sales for Canvys increased 31.1% and sales for Healthcare increased 15.3%. The increase in PMT was mainly due to strong growth from our Power and Microwave new technology partners in various applications including Power Management and 5G infrastructure and increased revenue from our Semiconductor Wafer Fabrication customers buying engineered solutions. We also had growth in various Electron Device product lines. The increase in Canvys was primarily due to strong sales in the North American and European markets. The increase in Healthcare was primarily due to an increase in demand for the ALTA750TM tubes.

Gross profit by segment and percent of net sales for the second quarter and first six months of fiscal 2022 and fiscal 2021 were as follows (in thousands):

Gross Profit	Three Months Ended
	November 27, 2021	% of Net Sales	November 28, 2020	% of Net Sales
PMT	$13,986	33.5%	$11,251	34.2%
Canvys	2,912	31.8%	2,379	35.5%
Healthcare	759	24.5%	713	25.6%
Total	$17,657	32.7%	$14,343	33.8%

	Six Months Ended
	November 27, 2021	% of Net Sales	November 28, 2020	% of Net Sales
PMT	$26,917	31.8%	$21,222	33.6%
Canvys	5,730	32.6%	4,663	34.8%
Healthcare	1,307	24.4%	817	17.6%
Total	$33,954	31.5%	$26,702	32.9%

Gross profit reflects the distribution and manufacturing product margin less manufacturing variances, inventory obsolescence charges, customer returns, scrap and cycle count adjustments, engineering costs and other provisions.

Consolidated gross profit increased to $17.7 million during the second quarter of fiscal 2022 compared to $14.3 million during the second quarter of fiscal 2021. Consolidated gross margin as a percentage of net sales decreased to 32.7% during the second quarter of fiscal 2022 from 33.8% during the second quarter of fiscal 2021, primarily due to product mix in PMT and higher global freight costs in Canvys.

Consolidated gross profit increased to $34.0 million during the first six months of fiscal 2022 compared to $26.7 million during the first six months of fiscal 2021. Consolidated gross margin as a percentage of net sales decreased to 31.5% during the first six months of fiscal 2022 from 32.9% during the first six months of fiscal 2021, primarily due to product mix in PMT and higher freight costs in Canvys, partially offset by improved manufacturing efficiencies for Healthcare.

Power and Microwave Technologies Group

PMT net sales increased 26.7% to $41.7 million during the second quarter of fiscal 2022 from $32.9 million during the second quarter of fiscal 2021. The increase was mainly due to strong growth from our Power and Microwave new technology partners in various applications including Power Management and 5G infrastructure as well as increased shipments of our ULTRA3000. We also had growth in various Electron Device product lines. Gross margin as a percentage of net sales decreased to 33.5% during the second quarter of fiscal 2022 as compared to 34.2% during the second quarter of fiscal 2021 due to product mix.

PMT net sales increased 34.1% to $84.7 million during the first six months of fiscal 2022 from $63.2 million during the first six months of fiscal 2021. The increase was mainly due to strong growth from our Power and Microwave new technology partners in various applications including Power Management and 5G infrastructure and increased revenue from our Semiconductor Wafer Fabrication customers buying engineered solutions. We also had growth in various Electron Device product lines. Gross margin as a percentage of net sales decreased to 31.8% during the first six months of fiscal 2022 as compared to 33.6% during the first six months of fiscal 2021 due to product mix.

Canvys

Canvys net sales increased 36.5% to $9.2 million during the second quarter of fiscal 2022 from $6.7 million during the second quarter of fiscal 2021 primarily due to strong sales in North America as well as the European market. Gross margin as a percentage of net sales decreased to 31.8% during the second quarter of fiscal 2022 from 35.5% during the second quarter of fiscal 2021 due to the increasing freight costs resulting from the COVID-19 pandemic.

Canvys net sales increased 31.1% to $17.6 million during the first six months of fiscal 2022 from $13.4 million during the first six months of fiscal 2021 primarily due to strong sales in North America as well as the European market. Gross margin as a percentage of net sales decreased to 32.6% during the first six months of fiscal 2022 from 34.8% during the first six months of fiscal 2021 due to the increasing freight costs resulting from the COVID-19 pandemic.

Healthcare

Healthcare net sales increased 10.9% to $3.1 million during the second quarter of fiscal 2022 from $2.8 million during the second quarter of fiscal 2021. The increase in sales was primarily due to an increase in demand for the ALTA750TM tubes.  Gross margin as a percentage of net sales decreased to 24.5% during the second quarter of fiscal 2022 as compared to 25.6% during the second quarter of fiscal 2021 primarily due to increased component scrap expense.

Healthcare net sales increased 15.3% to $5.3 million during the first six months of fiscal 2022 from $4.6 million during the first six months of fiscal 2021. The increase in sales was primarily due to an increase in demand for the ALTA750TM tubes. Gross margin as a percentage of net sales increased to 24.4% during the first six months of fiscal 2022 as compared to 17.6% during the first six months of fiscal 2021 primarily due to favorable product mix, increased ALTA 750DTM tube production and improved manufacturing efficiencies.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased to $13.1 million during the second quarter of fiscal 2022 from $13.5 million in the second quarter of fiscal 2021. The decrease resulted from lower legal fees partially offset by higher employee compensation expense.

Selling, general and administrative expenses increased to $26.6 million during the first six months of fiscal 2022 from $26.5 million in the first six months of fiscal 2021. The increase resulted from higher employee compensation expense and travel costs partially offset by lower legal fees.

Other Income/Expense

Other income was $0.2 million during the second quarter of fiscal 2022, compared to other expense of $0.1 million for the second quarter of fiscal 2021. Other income during the second quarter of fiscal 2022 was mainly a foreign exchange gain, as investment income was offset by other expenses. Our foreign exchange gains and losses are primarily due to the translation of U.S. dollars held in non-U.S. entities. We currently do not utilize derivative instruments to manage our exposure to foreign currency.

Other income was $0.1 million during the first six months of fiscal 2022, compared to other expense of $0.5 million for the first six months of fiscal 2021. Other income during the first six months of fiscal 2022 was mainly a foreign exchange gain, as investment income was offset by other expenses. Our foreign exchange gains and losses are primarily due to the translation of U.S. dollars held in non-U.S. entities. We currently do not utilize derivative instruments to manage our exposure to foreign currency.

Income Tax Provision

The income tax provision was $0.6 million and $0.1 million for the second quarter of fiscal 2022 and for the second quarter of fiscal 2021, respectively. The effective income tax rate during the second quarter of fiscal 2022 was a tax provision of 11.8% as compared to a tax provision of 7.1% during the second quarter of fiscal 2021. The difference in rate during the second quarter of fiscal 2022 as compared to the second quarter of fiscal 2021 reflects changes in our geographical distribution of income (loss) and state income tax provision due to temporary suspension of net operating loss utilization in Illinois and California. The 11.8% effective income tax rate differs from the federal statutory rate of 21% as a result of our geographical distribution of income (loss), the movement of the valuation allowance against our U.S. state and federal net deferred tax assets and state income tax provision due to temporary suspension of net operating loss utilization in Illinois and California.

We recorded an income tax provision of $0.7 million and $0.2 million for the first six months of fiscal 2022 and the first six months of fiscal 2021, respectively. The effective income tax rate during the first six months of fiscal 2022 was a tax provision of 9.6% as compared to a tax provision of (63.0%) during the first six months of fiscal 2021. The difference in rate during the first six months of fiscal 2022 as compared to the first six months of fiscal 2021 reflects changes in our geographical distribution of income (loss) and state income tax provision due to temporary suspension of net operating loss utilization in Illinois and California. The 9.6% effective income tax rate differs from the federal statutory rate of 21% as a result of our geographical distribution of income (loss), the movement of the valuation allowance against our U.S. state and federal net deferred tax assets and state income tax provision due to temporary suspension of net operating loss utilization in Illinois and California.

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

Net Income (Loss) and Per Share Data

Net income during the second quarter of fiscal 2022 was $4.1 million, or $0.30 per diluted common share and $0.27 per Class B diluted common share as compared to $0.7 million during the second quarter of fiscal 2021 or $0.05 per diluted common share and $0.05 per Class B diluted common share.

Net income during the first six months of fiscal 2022 was $6.8 million, or $0.50 per diluted common share and $0.45 per Class B diluted common share as compared to net loss of $0.5 million during the first six months of fiscal 2021 or ($0.04) per diluted common share and ($0.03) per Class B diluted common share.

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

Our operations and cash needs have been primarily financed through income from operations and cash on hand.

Cash and cash equivalents were $39.7 million at November 27, 2021. Cash and cash equivalents at November 27, 2021 consisted of $23.5 million in North America, $8.1 million in Europe, $1.2 million in Latin America and $6.9 million in Asia/Pacific. We repatriated $0.7 million to the United States in the first quarter of fiscal 2022, from our entity in China and we repatriated $0.3 million to the United States in the second quarter of fiscal 2022 from our entity in Taiwan. Although the Tax Cuts and Jobs Act generally eliminated federal income tax on future cash repatriation to the United States, cash repatriation may be subject to state and local taxes, withholding or similar taxes. See Note 7, Income Taxes of the notes to our consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended May 29, 2021, filed August 2, 2021 for further information.

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

Operating activities used $0.2 million of cash during the first six months of fiscal 2022. We had a net income of $6.8 million during the first half of fiscal 2022, which included non-cash stock-based compensation expense of $0.4 million associated with the issuance of stock option and restricted stock awards, $0.1 million for inventory reserve provisions and depreciation and amortization expense of $1.7 million associated with our property and equipment as well as amortization of our intangible assets. Changes in our operating assets and liabilities used $9.2 million in cash during the first six months of fiscal 2022, net of foreign currency exchange gains and losses, included an increase in accounts receivable of $3.1 million, an increase in inventory of $9.2 million and an increase in prepaid expenses of $1.1 million. Partially offsetting the cash utilization for accounts receivable, inventory and prepaid expenses was an increase in accounts payable and accrued liabilities of $3.8 million. The increase in accounts receivable was primarily due to increased sales revenue. The majority of the inventory increase was to support the growth in LaFox manufacturing and the RF and microwave components business. The increase in accounts payable was related to the inventory increase and the increase in accrued liabilities was timing related.

Operating activities provided $1.1 million of cash during the first six months of fiscal 2021. We had a net loss of $0.5 million during the first six months of fiscal 2021, which included non-cash stock-based compensation expense of $0.4 million associated with the issuance of stock option and restricted stock awards, $0.5 million for inventory reserve provisions and depreciation and amortization expense of $1.7 million associated with our property and equipment as well as amortization of our intangible assets. Changes in our operating assets and liabilities resulted in a use of cash of $1.0 million during the first six months of fiscal 2021, net of foreign currency exchange gains and losses, included a decrease of $2.5 million in accounts payable, an increase in inventory of $1.0 million and an increase in accounts receivable of $0.2 million, partially offset by an increase in accrued liabilities of $3.4 million. The decrease in our accounts payable was due to timing of payments for some of our larger vendors for both inventory and services. The majority of the inventory increase was to support the electron tube and semi-conductor wafer fab equipment business. The increase in accounts receivable was primarily due to the increased sales for the first six months of fiscal 2021. The increase in accrued liabilities is mainly due to timing of employee compensation and payroll tax payments as well as the timing of other payments.

Cash Flows from Investing Activities

Cash flows from investing activities consisted primarily of capital expenditures and purchases and maturities of investments. Our purchases and proceeds from investments consist of time deposits and CDs. The purchasing of future investments varies from period to period due to interest and foreign currency exchange rates.

Cash used in investing activities of $1.6 million during the first six months of fiscal 2022 was due to capital expenditures. Capital expenditures related primarily to capital used for our Healthcare business, IT system and manufacturing facilities. The Company did not have any investment purchases or maturities in the first half of fiscal 2022.

Cash provided by investing activities of $5.7 million during the first six months of fiscal 2021 included proceeds from the maturities of investments of $16.0 million, partially offset by purchases of investments of $9.0 million and $1.3 million in capital expenditures. Capital expenditures related primarily to capital used for our Healthcare business and IT system.

Cash Flows from Financing Activities

Cash flows used in financing activities consisted primarily of cash dividends paid.

Cash used in financing activities of $0.9 million during the first six months of fiscal 2022 were due to dividend payments of $1.6 million with a partial offset for the proceeds from the issuance of stock of $0.7 million.

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
(a)	Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of November 27, 2021.

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

(b)	Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the second quarter of fiscal 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101

The following financial information from our Quarterly Report on Form 10-Q for the second quarter of fiscal 2022, filed with the SEC on January 6, 2022, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Comprehensive Income, (iii) the Unaudited Consolidated Statements of Cash Flows, (iv) the Unaudited Consolidated Statement of Stockholders’ Equity and (v) Notes to Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RICHARDSON ELECTRONICS, LTD.

Date: January 6, 2022	By:	/s/ Robert J. Ben
Robert J. Ben Chief Financial Officer and Chief Accounting Officer (on behalf of the Registrant and as Principal Financial Officer)