Form 10-Q
period 2022-02-26
RICHARDSON ELECTRONICS, LTD.
filed 2022-04-07
CIK 355948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 26, 2022

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

As of April 5, 2022, there were outstanding 11,608,236 shares of Common Stock, $0.05 par value and 2,053,263 shares of Class B Common Stock, $0.05 par value, which are convertible into Common Stock of the registrant on a share for share basis.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Richardson Electronics, Ltd.

Consolidated Balance Sheets

(in thousands, except per share amounts)

	Unaudited	Audited
	February 26, 2022	May 29, 2021
Assets
Current assets:
Cash and cash equivalents	$39,147	$43,316
Accounts receivable, less allowance of $149 and $202, respectively	31,605	25,096
Inventories, net	73,673	63,508
Prepaid expenses and other assets	3,362	2,385
Total current assets	147,787	134,305
Non-current assets:
Property, plant and equipment, net	16,839	17,067
Intangible assets, net	2,077	2,270
Lease ROU asset	3,502	2,570
Non-current deferred income taxes	481	541
Total non-current assets	22,899	22,448
Total assets	$170,686	$156,753
Liabilities
Current liabilities:
Accounts payable	$20,744	$16,979
Accrued liabilities	15,975	14,182
Lease liability current	1,164	1,066
Total current liabilities	37,883	32,227
Non-current liabilities:
Non-current deferred income tax liabilities	235	242
Lease liability non-current	2,113	1,358
Other non-current liabilities	844	1,366
Total non-current liabilities	3,192	2,966
Total liabilities	41,075	35,193
Stockholders’ Equity
Common stock, $0.05 par value; issued and outstanding 11,608 shares on February 26, 2022 and 11,160 shares on May 29, 2021	580	558
Class B common stock, convertible, $0.05 par value; issued and outstanding 2,053 shares on February 26, 2022 and 2,097 shares on May 29, 2021	103	105
Preferred stock, $1.00 par value, no shares issued	—	—
Additional paid-in-capital	65,831	62,707
Retained earnings	60,557	53,297
Accumulated other comprehensive income	2,540	4,893
Total stockholders’ equity	129,611	121,560
Total liabilities and stockholders’ equity	$170,686	$156,753

Richardson Electronics, Ltd.

Unaudited Consolidated Statements of Comprehensive Income

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	February 26, 2022	February 27, 2021	February 26, 2022	February 27, 2021
Net sales	$55,308	$45,235	$162,991	$126,465
Cost of sales	37,739	29,469	111,468	83,997
Gross profit	17,569	15,766	51,523	42,468
Selling, general and administrative expenses	13,946	15,457	40,550	41,924
Loss (gain) on disposal of assets	—	(6)	2	(6)
Operating income	3,623	315	10,971	550
Other expense (income):
Investment/interest income	(11)	(15)	(36)	(48)
Foreign exchange loss (gain)	121	65	(2)	650
Other, net	17	(25)	39	(61)
Total other expense	127	25	1	541
Income before income taxes	3,496	290	10,970	9
Income tax provision	609	62	1,326	239
Net income (loss)	2,887	228	9,644	(230)
Foreign currency translation gain (loss), net of tax	69	353	(2,353)	2,966
Comprehensive income	$2,956	$581	$7,291	$2,736

Net income (loss) per share:
Common shares - Basic	$0.22	$0.02	$0.73	$(0.02)
Class B common shares - Basic	0.19	0.02	0.66	(0.02)
Common shares - Diluted	0.21	0.02	0.71	(0.02)
Class B common shares - Diluted	0.19	0.02	0.64	(0.02)

Weighted average number of shares:
Common shares – Basic	11,497	11,111	11,320	11,097
Class B common shares – Basic	2,074	2,097	2,089	2,097
Common shares – Diluted	12,027	11,183	11,724	11,097
Class B common shares – Diluted	2,074	2,097	2,089	2,097

Dividends per share:
Common share	$0.060	$0.060	$0.180	$0.180
Class B common share	0.054	0.054	0.162	0.162

Richardson Electronics, Ltd.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended		Nine Months Ended
	February 26, 2022	February 27, 2021	February 26, 2022	February 27, 2021
Operating activities:
Net income (loss)	$2,887	$228	$9,644	$(230)
Adjustments to reconcile net income (loss) to cash (used in) provided by operating activities:
Depreciation and amortization	872	849	2,560	2,595
Inventory provisions	88	265	228	717
Share-based compensation expense	142	150	514	529
Loss (gain) on disposal of assets	—	(6)	2	(6)
Deferred income taxes	26	3	38	(50)
Change in assets and liabilities:
Accounts receivable	(4,209)	(837)	(7,355)	(1,004)
Inventories	(3,113)	133	(12,295)	(875)
Prepaid expenses and other assets	(2)	428	(1,058)	156
Accounts payable	1,902	496	4,204	(2,027)
Accrued liabilities	563	873	2,075	4,285
Other	(370)	216	(13)	(222)
Net cash (used in) provided by operating activities	(1,214)	2,798	(1,456)	3,868
Investing activities:
Capital expenditures	(554)	(555)	(2,161)	(1,835)
Proceeds from maturity of investments	—	—	—	16,000
Purchases of investments	—	—	—	(9,000)
Net cash (used in) provided by investing activities	(554)	(555)	(2,161)	5,165
Financing activities:
Proceeds from issuance of common stock	1,906	—	2,630	—
Cash dividends paid	(806)	(780)	(2,384)	(2,340)
Payment of financing lease principal	(45)	(45)	(136)	(136)
Net cash provided by (used in) financing activities	1,055	(825)	110	(2,476)
Effect of exchange rate changes on cash and cash equivalents	195	(34)	(662)	1,315
(Decrease) increase in cash and cash equivalents	(518)	1,384	(4,169)	7,872
Cash and cash equivalents at beginning of period	39,665	37,023	43,316	30,535
Cash and cash equivalents at end of period	$39,147	$38,407	$39,147	$38,407

Richardson Electronics, Ltd.

Unaudited Consolidated Statement of Stockholders’ Equity

(in thousands, except per share amounts)

	Common	Class B Common	Par Value	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance May 29, 2021:	11,160	2,097	$663	$62,707	$53,297	$4,893	$121,560
Comprehensive income:
Net income	—	—	—	—	9,644	—	9,644
Foreign currency translation	—	—	—	—		(2,353)	(2,353)
Share-based compensation:
Restricted stock	—	—	—	339	—	—	339
Stock options	—	—	—	175	—	—	175
Common stock:
Options exercised	331	—	16	2,614	—	—	2,630
Restricted stock issuance	73	—	4	(4)	—	—	—
Class B converted to Common	44	(44)	—	—	—	—	—
Dividends paid to:
Common ($0.180 per share)	—	—	—	—	(2,047)	—	(2,047)
Class B ($0.162 per share)	—	—	—	—	(337)	—	(337)
Balance February 26, 2022	11,608	2,053	$683	$65,831	$60,557	$2,540	$129,611

Balance November 27, 2021:	11,338	2,097	$672	$63,794	$58,476	$2,471	$125,413
Comprehensive income:
Net income	—	—	—	—	2,887	—	2,887
Foreign currency translation	—	—	—	—	—	69	69
Share-based compensation:
Restricted stock	—	—	—	105	—	—	105
Stock options	—	—	—	37	—	—	37
Common stock:
Options exercised	226	—	11	1,895	—	—	1,906
Class B converted to Common	44	(44)	—	—	—	—	—
Dividends paid to:
Common ($0.060 per share)	—	—	—	—	(695)	—	(695)
Class B ($0.054 per share)	—	—	—	—	(111)	—	(111)
Balance February 26, 2022	11,608	2,053	$683	$65,831	$60,557	$2,540	$129,611

	Common	Class B Common	Par Value	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance May 30, 2020:	11,038	2,097	$657	$61,749	$54,764	$1,490	$118,660
Comprehensive income:
Net loss	—	—	—	—	(230)	—	(230)
Foreign currency translation	—	—	—	—	—	2,966	2,966
Share-based compensation:
Restricted stock	—	—	—	371	—	—	371
Stock options	—	—	—	158	—	—	158
Common stock:
Restricted stock issuance	73	—	4	(4)	—	—	—
Dividends paid to:
Common ($0.180 per share)	—	—	—	—	(2,000)	—	(2,000)
Class B ($0.162 per share)	—	—	—	—	(340)	—	(340)
Balance February 27, 2021	11,111	2,097	$661	$62,274	$52,194	$4,456	$119,585

Balance November 28, 2020:	11,111	2,097	$661	$62,124	$52,746	$4,103	$119,634
Comprehensive income:
Net income	—	—	—	—	228	—	228
Foreign currency translation	—	—	—	—	—	353	353
Share-based compensation:
Restricted stock	—	—	—	112	—	—	112
Stock options	—	—	—	38	—	—	38
Dividends paid to:
Common ($0.060 per share)	—	—	—	—	(667)	—	(667)
Class B ($0.054 per share)	—	—	—	—	(113)	—	(113)
Balance February 27, 2021	11,111	2,097	$661	$62,274	$52,194	$4,456	$119,585

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  DESCRIPTION OF THE COMPANY

Richardson Electronics, Ltd. is a leading global manufacturer of engineered solutions, power grid and microwave tubes, and related consumables; power conversion and RF and microwave components; high-value replacement parts, tubes, and service training for diagnostic imaging equipment; and customized display solutions. More than 60% of our products are manufactured in LaFox, Illinois, Marlborough, Massachusetts, or Donaueschingen, Germany, or by one of our manufacturing partners throughout the world.  All our partners manufacture to our strict specifications and per our supplier code of conduct. We serve customers in the alternative energy, healthcare, aviation, broadcast, communications, industrial, marine, medical, military, scientific, and semiconductor markets. The Company’s strategy is to provide specialized technical expertise and “engineered solutions” based on our core engineering and manufacturing capabilities. The Company provides solutions and adds value through design-in support, systems integration, prototype design and manufacturing, testing, logistics, and aftermarket technical service and repair through its global infrastructure.

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

Healthcare manufactures, repairs, refurbishes and distributes high value replacement parts and equipment for the healthcare market including hospitals, medical centers, asset management companies, independent service organizations and multi-vendor service providers. Products include diagnostic imaging replacement parts for CT and MRI systems; replacement CT and MRI tubes; CT service training; MRI coils, cold heads and RF amplifiers; hydrogen thyratrons, klystrons, magnetrons; flat panel detector upgrades; pre-owned CT systems; and additional replacement solutions currently under development for the diagnostic imaging service market. Through a combination of newly developed products and partnerships, service offerings and training programs, we believe we can help our customers improve efficiency while lowering the cost of healthcare delivery.

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

Our fiscal quarter ends on the Saturday nearest the end of the quarter-ending month. The third quarter of fiscal 2022 and fiscal 2021 both contained 13 weeks. The first nine months of fiscal 2022 and fiscal 2021 both contained 39 weeks.

In the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results of interim periods have been made. All inter-company transactions and balances have been eliminated. The unaudited consolidated financial statements presented herein include the accounts of our wholly owned subsidiaries. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The results of our operations for the three months and nine months ended February 26, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending May 28, 2022.

The financial information contained in this report should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended May 29, 2021, which was filed on August 2, 2021.

3.  CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Inventories, net: Our consolidated inventories were stated at the lower of cost and net realizable value, generally using a weighted-average cost method. Our net inventories include approximately $62.1 million of finished goods, $7.0 million of raw materials and $4.6 million of work-in-progress as of February 26, 2022, as compared to approximately $57.0 million of finished goods, $3.9 million of raw materials and $2.6 million of work-in-progress as of May 29, 2021.

At this time, we do not anticipate any material risks or uncertainties related to possible future inventory write-downs. Provisions for obsolete or slow-moving inventories are recorded based upon regular analysis of stock rotation privileges, obsolescence, the exiting of certain markets and assumptions about future demand and market conditions. If future demand changes in the industry, or market conditions differ from management’s estimates, additional provisions may be necessary. Inventory reserves were approximately $5.9 million as of February 26, 2022 and $5.9 million as of May 29, 2021.

Revenue Recognition: The Company’s revenue streams include distribution, manufacturing and service revenue. The distribution business does not include a separate service bundled with the product sold or sold on top of the product. Distribution typically includes products purchased from our suppliers, stocked in our warehouses and then sold to our customers. Revenue is recognized when control of the promised goods is transferred to our customers, which is simultaneous with the title transferring to the customer, in an amount that reflects the transaction price consideration that we expect to receive in exchange for those goods. Control refers to the ability of the customer to direct the use of, and obtain substantially all of, the remaining benefits from the goods. Our transaction price consideration is fixed, unless otherwise disclosed below as variable consideration. Generally, our contracts require our customers to pay for goods after we deliver products to them. Terms are generally on open account, payable net 30 days in North America, and vary throughout Asia/Pacific, Europe and Latin America subject to customary credit checks.

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

Contract Liabilities: Contract liabilities and revenue recognized were as follows (in thousands):

	May 29, 2021	Additions	Revenue Recognized	February 26, 2022
Contract liabilities (deferred revenue)	$3,313	$5,071	$(3,956)	$4,428

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

	February 26, 2022	May 29, 2021
Gross Amounts:
Trade Name	$659	$659
Customer Relationships(1)	3,410	3,426
Non-compete Agreements	177	177
Technology	230	230
Total Gross Amounts	$4,476	$4,492

Accumulated Amortization:
Trade Name	$659	$659
Customer Relationships	1,409	1,249
Non-compete Agreements	177	177
Technology	154	137
Total Accumulated Amortization	$2,399	$2,222

Net Intangible Assets	$2,077	$2,270
(1)	Change from prior periods reflect impact of foreign currency translation.

The amortization expense associated with the intangible assets subject to amortization for the next five years is presented in the following table (in thousands):

Fiscal Year	Amortization Expense
Remaining 2022	$63
2023	246
2024	232
2025	219
2026	185
Thereafter	1,132
Total amortization	$2,077

The weighted average number of years of amortization expense remaining is 12.2 years.

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

Accrued Liabilities: Accrued liabilities consisted of the following (in thousands):

	February 26, 2022	May 29, 2021
Compensation and payroll taxes	$4,740	$4,945
Accrued severance	678	685
Professional fees	614	533
Deferred revenue	4,428	3,313
Other accrued expenses	5,515	4,706
Accrued Liabilities	$15,975	$14,182

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

Warranty reserves are established for costs that are expected to be incurred after the sale and delivery of products under warranty. Warranty reserves are included in accrued liabilities on our consolidated balance sheets. The warranty reserves are determined based on known product failures, historical experience and other available evidence. Warranty reserves were approximately $0.7 million as of February 26, 2022 and $0.5 million as of May 29, 2021.

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

The gross amounts of assets and liabilities related to both operating and financing leases were as follows (in thousands):

Lease Type	February 26, 2022	May 29, 2021
Operating lease ROU asset	$3,263	$2,262
Financing lease ROU asset	239	308
Total lease ROU asset	$3,502	$2,570

Operating lease liability current	$1,149	$918
Financing lease liability current	15	148
Total lease liability current	$1,164	$1,066

Operating lease liability non-current	$2,113	$1,358
Total lease liability non-current	$2,113	$1,358

The components of lease costs were as follows (in thousands):

		Three Months Ended
		February 26, 2022	February 27, 2021
Consolidated operating lease expense	Operating expenses	$452	$484

Consolidated financing lease amortization	Operating expenses	23	23
Consolidated financing lease interest	Interest expense	1	2
Consolidated financing lease expense		24	25

Net lease cost		$476	$509

		Nine Months Ended
		February 26, 2022	February 27, 2021
Consolidated operating lease expense	Operating expenses	$1,353	$1,474

Consolidated financing lease amortization	Operating expenses	69	69
Consolidated financing lease interest	Interest expense	4	9
Consolidated financing lease expense		73	78

Net lease cost		$1,426	$1,552

The approximate future minimum lease payments under operating and financing leases at February 26, 2022 were as follows (in thousands):

Fiscal Year	Operating Leases	Financing Leases	Total
Remaining 2022	$338	$15	$353
2023	1,218	—	1,218
2024	838	—	838
2025	586	—	586
2026	401	—	401
Thereafter	94	—	94
Total lease payments	3,475	15	3,490
Less imputed interest	213	—	213
Net minimum lease payments	$3,262	$15	$3,277

The weighted average remaining lease terms and interest rates of leases held by the Company as of February 26, 2022 were as follows:

Lease Type	Weighted Average Remaining Lease Term in Years	Weighted Average Interest Rate
Operating leases	3.4	4.5%
Financing leases	0.1	4.6%

The cash outflows of the leasing activity of the Company as lessee for the nine months ending February 26, 2022 and February 27, 2021 were as follows (in thousands):

		Nine Months Ended
Cash Flow Source	Classification	February 26, 2022	February 27, 2021
Operating cash flows from operating leases	Operating activities	$986	$430
Operating cash flows from financing leases	Operating activities	133	127
Finance cash flows from financing leases	Financing activities	136	136

5.  INCOME TAXES

We recorded an income tax provision of $1.3 million and $0.2 million for the first nine months of fiscal 2022 and the first nine months of fiscal 2021, respectively. The increase in the tax provision from fiscal 2021 reflects higher foreign taxes, geographical distribution of income (loss) and state income tax provision due to temporary suspension of net operating loss utilization in Illinois and California.

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

We have historically determined that certain undistributed earnings of our foreign subsidiaries, to the extent of cash available, will be repatriated to the U.S. The deferred tax liability on the outside basis difference is now primarily withholding tax on future dividend distributions. We have provided a deferred tax liability of less than $0.1 million as of both February 26, 2022 and as of May 29, 2021.

As of February 26, 2022 and as of May 29, 2021, our worldwide liability for uncertain tax positions related to continuing operations was $0.1 million, excluding interest and penalties. We record penalties and interest related to uncertain tax positions in the income tax expense line item within the consolidated statements of comprehensive income.

The valuation allowance against the net deferred tax assets that will more likely than not be realized was $9.6 million as of February 26, 2022. The valuation allowance against the net deferred tax assets was $12.2 million as of May 29, 2021 and the Company is utilizing prior losses in the first three quarters of fiscal 2022 against its income. A full valuation allowance on the U.S. and state deferred tax assets will be maintained until sufficient positive evidence related to sources of future taxable income exists to support a reversal of the valuation allowance. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth.

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

The earnings per share (“EPS”) presented in our unaudited consolidated statements of comprehensive income were based on the following amounts (in thousands, except per share amounts):
	Three Months Ended
	February 26, 2022		February 27, 2021
	Basic	Diluted	Basic	Diluted
Numerator for Basic and Diluted EPS:
Net income	$2,887	$2,887	$228	$228
Less dividends:
Common stock	695	695	667	667
Class B common stock	111	111	113	113
Undistributed earnings (loss)	$2,081	$2,081	$(552)	$(552)

Common stock undistributed earnings (loss)	$1,790	$1,801	$(472)	$(472)
Class B common stock undistributed earnings (loss)	291	280	(80)	(80)
Total undistributed earnings (loss)	$2,081	$2,081	$(552)	$(552)

Denominator for Basic and Diluted EPS:
Common stock weighted average shares	11,497	11,497	11,111	11,111
Effect of dilutive securities
Dilutive stock options		530		72
Denominator for diluted EPS adjusted for weighted average shares and assumed conversion		12,027		11,183
Class B commons stock weighted average shares and shares under if-converted method for diluted EPS	2,074	2,074	2,097	2,097

Net income per share:
Common stock	$0.22	$0.21	$0.02	$0.02
Class B common stock	$0.19	$0.19	$0.02	$0.02

Note: There were no common stock options that were antidilutive in the third quarter of fiscal 2022 and fiscal 2021.

	Nine Months Ended
	February 26, 2022		February 27, 2021
	Basic	Diluted	Basic	Diluted
Numerator for Basic and Diluted EPS:
Net income (loss)	$9,644	$9,644	$(230)	$(230)
Less dividends:
Common stock	2,047	2,047	2,000	2,000
Class B common stock	337	337	340	340
Undistributed earnings (loss)	$7,260	$7,260	$(2,570)	$(2,570)

Common stock undistributed earnings (loss)	$6,226	$6,257	$(2,196)	$(2,196)
Class B common stock undistributed earnings (loss)	1,034	1,003	(374)	(374)
Total undistributed earnings (loss)	$7,260	$7,260	$(2,570)	$(2,570)

Denominator for Basic and Diluted EPS:
Common stock weighted average shares	11,320	11,320	11,097	11,097
Effect of dilutive securities
Dilutive stock options		404		—
Denominator for diluted EPS adjusted for weighted average shares and assumed conversion		11,724		11,097
Class B commons stock weighted average shares and shares under if-converted method for diluted EPS	2,089	2,089	2,097	2,097

Net income (loss) per share:
Common stock	$0.73	$0.71	$(0.02)	$(0.02)
Class B common stock	$0.66	$0.64	$(0.02)	$(0.02)

Note: There were no common stock options that were antidilutive in the first nine months of fiscal 2022. Common stock options that were anti-dilutive and not included in the diluted earnings per common share for the first nine months of fiscal 2021 were 1,300.

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

Healthcare manufactures, repairs, refurbishes and distributes high value replacement parts and equipment for the healthcare market including hospitals, medical centers, asset management companies, independent service organizations and multi-vendor service providers. Products include diagnostic imaging replacement parts for CT and MRI systems; replacement CT and MRI tubes; CT service training; MRI coils, cold heads and RF amplifiers; hydrogen thyratrons, klystrons, magnetrons; flat panel detector upgrades; pre-owned CT systems; and additional replacement solutions currently under development for the diagnostic imaging service market. Through a combination of newly developed products and partnerships, service offerings and training programs, we believe we can help our customers improve efficiency while lowering the cost of healthcare delivery.

The CEO, who is the chief operating decision maker, evaluates performance and allocates resources primarily based on the gross profit of each segment.

Operating results by segment are summarized in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	February 26, 2022	February 27, 2021	February 26, 2022	February 27, 2021
PMT
Net Sales	$44,032	$35,237	$128,778	$98,418
Gross Profit	14,163	12,308	41,080	33,530
Canvys
Net Sales	8,141	7,078	25,732	20,491
Gross Profit	2,618	2,493	8,348	7,156
Healthcare
Net Sales	3,135	2,920	8,481	7,556
Gross Profit	788	965	2,095	1,782

Geographic net sales information is primarily grouped by customer destination into five areas: North America; Asia/Pacific; Europe; Latin America; and Other.

Net sales and gross profit by geographic region are summarized in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	February 26, 2022	February 27, 2021	February 26, 2022	February 27, 2021
Net Sales
North America	$23,647	$19,654	$68,615	$53,513
Asia/Pacific	13,275	9,821	38,220	28,970
Europe	16,067	13,285	48,231	37,277
Latin America	2,380	2,446	7,976	6,591
Other (1)	(61)	29	(51)	114
Total	$55,308	$45,235	$162,991	$126,465
Gross Profit
North America	$8,946	$8,081	$24,984	$21,099
Asia/Pacific	4,061	3,517	12,126	9,592
Europe	4,884	4,356	14,507	12,153
Latin America	917	896	2,998	2,345
Other (1)	(1,239)	(1,084)	(3,092)	(2,721)
Total	$17,569	$15,766	$51,523	$42,468

(1)	Other includes primarily net sales not allocated to a specific geographical region, unabsorbed value-add costs and other unallocated expenses.

We sell our products to customers in diversified industries and perform periodic credit evaluations of our customers’ financial condition. Terms are generally on open account, payable net 30 days in North America, and vary throughout Asia/Pacific, Europe and Latin America. Estimates of credit losses are recorded in the financial statements based on monthly reviews of outstanding accounts.

8. RISKS AND UNCERTAINTIES

Company Response to COVID-19

In March 2020, the World Health Organization classified the outbreak of COVID-19 as a pandemic. Thereafter, most U.S. states imposed “shelter in place” or similar directives on their populations to stem the spread of COVID-19 and similar restrictive measures were taken by governments across the world. Throughout the duration of such restrictions, the Company was considered a critical supplier of products to healthcare and critical infrastructure businesses and, accordingly, the Company continued our manufacturing and distribution operations as an “essential business” throughout the implementation of various restrictions on operations in our fiscal 2021 and beyond. Our top priority was ensuring the health and safety of our employees and, accordingly, we undertook measures such as limiting the number of people in any one of our facilities by requiring only employees who could not perform their work remotely to physically work in a Company US-based facility. The Company advised all other employees that could perform their job functions remotely to do so. As such, the Company’s operations have remained operational during the pandemic.

The impact of the COVID-19 outbreak and its effects continue to evolve. As such, the full magnitude that the pandemic, its effects, and the steps taken to prevent and/or mitigate its spread or otherwise address its impact, will have on the Company’s financial condition, liquidity and future results of operations is uncertain. The extent of the impact of the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the duration and spread of the pandemic, the extent, speed and effectiveness of worldwide containment and vaccination effort, any subsequent wave or waves of outbreaks, and the impact of these and other factors on our employees, customers and suppliers. Our ability to meet customer demands for products may be impaired or, similarly, our customers may experience adverse business consequences due to COVID-19 and its effects. Reduced demand for products or impaired ability to meet customer demand (including disruptions at our transportation service providers or vendors or otherwise in our supply chain) could have a material adverse effect on our business, operations and financial performance. While we had some COVID-19 related component delays impacting new product development schedules, we did not experience a major interruption in our supply chain. Management continues to monitor the global situation on its financial condition, liquidity, operations, suppliers, industry and workforce. Given the ever-evolving nature of the pandemic and the continued global responses to curb its spread, the Company is not presently able to fully estimate the effects of COVID-19 on its results of operations, financial condition or liquidity for fiscal year 2022.

Company Response to CARES Act

On March 27, 2020, Congress enacted the Coronavirus Aid, Relief and Economic Security (“CARES”) Act to provide certain relief as a result of the COVID-19 outbreak. The CARES Act included provisions relating to refundable payroll tax credits, deferral of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, increased limitations on qualified charitable contributions and technical corrections to tax depreciation methods for qualified, improvement property. As of February 26, 2022, the Company deferred $0.5 million of employer-side social security tax payments. The Company has estimated and recorded the overall effects of the CARES Act and does not anticipate a material change.

9. FAIR VALUE MEASUREMENTS

Investments are measured at fair value. The Company had no investments as of February 26, 2022 and May 29, 2021.

10. RELATED PARTY TRANSACTION

On June 15, 2015, the Company entered into a lease agreement for the IMES facility with LDL, LLC. That lease agreement was extended for five years in fiscal 2021. The Company shall be entitled to extend the term of the lease for a period of an additional five years by notifying the landlord in writing of its intention to do so within six months of the expiration of the term. The Executive Vice President of IMES, Lee A. McIntyre III (former owner of IMES), has an ownership interest in LDL, LLC. The lease agreement provides for monthly payments over five years with total future minimum lease payments of $0.5 million. Rental expense related to this lease amounted to $0.1 million for the nine months ended February 26, 2022 and February 27, 2021.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this report may constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. The terms “may,” “should,” “could,” “anticipate,” “believe,” “continues,” “estimate,” “expect,” “intend,” “objective,” “plan,” “potential,” “project” and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. These statements are based on management’s current expectations, intentions or beliefs and are subject to a number of factors, assumptions and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Factors that could cause or contribute to such differences or that might otherwise impact the business include; economic, labor and political systems and conditions; global business disruption caused by the Russia invasion in Ukraine and related sanctions: currency exchange fluctuations; and the ability of the Company to manage its growth and the risk factors set forth in our Annual Report on Form 10-K filed on August 2, 2021 We undertake no obligation to update any such factor or to publicly announce the results of any revisions to any forward-looking statements contained herein whether as a result of new information, future events or otherwise.

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

INTRODUCTION

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to assist the reader in better understanding our business, results of operations, financial condition, changes in financial condition and significant developments. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes appearing elsewhere in this filing. This section is organized as follows:

•	Business Overview
•

Results of Operations – an analysis and comparison of our consolidated results of operations for the three and nine month periods ended February 26, 2022 and February 27, 2021, as reflected in our consolidated statements of comprehensive income.

•

Liquidity, Financial Position and Capital Resources – a discussion of our primary sources and uses of cash for the nine month periods ended February 26, 2022 and February 27, 2021, and a discussion of changes in our financial position.

Business Overview

Richardson Electronics, Ltd. is a leading global manufacturer of engineered solutions, power grid and microwave tubes, and related consumables; power conversion and RF and microwave components; high-value replacement parts, tubes, and service training for diagnostic imaging equipment; and customized display solutions. More than 60% of our products are manufactured in LaFox, Illinois, Marlborough, Massachusetts, or Donaueschingen, Germany, or by one of our manufacturing partners throughout the world.  All our partners manufacture to our strict specifications and per our supplier code of conduct. We serve customers in the alternative energy, healthcare, aviation, broadcast, communications, industrial, marine, medical, military, scientific, and semiconductor markets. The Company’s strategy is to provide specialized technical expertise and “engineered solutions” based on our core engineering and manufacturing capabilities. The Company provides solutions and adds value through design-in support, systems integration, prototype design and manufacturing, testing, logistics, and aftermarket technical service and repair through its global infrastructure.

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

Healthcare manufactures, repairs, refurbishes and distributes high value replacement parts and equipment for the healthcare market including hospitals, medical centers, asset management companies, independent service organizations and multi-vendor service providers. Products include diagnostic imaging replacement parts for CT and MRI systems; replacement CT and MRI tubes; CT service training; MRI coils, cold heads and RF amplifiers; hydrogen thyratrons, klystrons, magnetrons; flat panel detector upgrades; pre-owned CT systems; and additional replacement solutions currently under development for the diagnostic imaging service market. Through a combination of newly developed products and partnerships, service offerings and training programs, we believe we can help our customers improve efficiency while lowering the cost of healthcare delivery.

We currently have operations in the following major geographic regions: North America, Asia/Pacific, Europe and Latin America.

RESULTS OF OPERATIONS

Financial Summary – Three Months Ended February 26, 2022

•	The third quarter of fiscal 2022 and fiscal 2021 each contained 13 weeks.
•	Net sales during the third quarter of fiscal 2022 were $55.3 million, an increase of 22.3%, compared to net sales of $45.2 million during the third quarter of fiscal 2021.
•	Gross margin decreased to 31.8% during the third quarter of fiscal 2022 compared to 34.9% during the third quarter of fiscal 2021.
•

Selling, general and administrative expenses were $13.9 million or 25.2% of net sales, during the third quarter of fiscal 2022 compared to $15.5 million, including the $1.6 million legal settlement, or 34.2% of net sales, during the third quarter of fiscal 2021.

•	Operating income during the third quarter of fiscal 2022 was $3.6 million compared to $0.3 million during the third quarter of fiscal 2021.
•	Net income during the third quarter of fiscal 2022 was $2.9 million compared to $0.2 million during the third quarter of fiscal 2021.

Financial Summary – Nine Months Ended February 26, 2022

•	The first nine months of fiscal 2022 and fiscal 2021 each contained 39 weeks.
•	Net sales during the first nine months of fiscal 2022 were $163.0 million, an increase of 28.9%, compared to net sales of $126.5 million during the first nine months of fiscal 2021.
•	Gross margin decreased to 31.6% during the first nine months of fiscal 2022 compared to 33.6% during the first nine months of fiscal 2021.
•

Selling, general and administrative expenses were $40.6 million or 24.9% of net sales, during the first nine months of fiscal 2022 compared to $41.9 million, including the $1.6 million legal settlement, or 33.2% of net sales, during the first nine months of fiscal 2021.

•	Operating income during the first nine months of fiscal 2022 was $11.0 million compared to $0.6 million during the first nine months of fiscal 2021.
•	Net income during the first nine months of fiscal 2022 was $9.6 million compared to a net loss of $0.2 million during the first nine months of fiscal 2021.

Net Sales and Gross Profit Analysis

Net sales by segment and percent change during the third quarter and first nine months of fiscal 2022 and fiscal 2021 were as follows (in thousands):

Net Sales	Three Months Ended		FY22 vs. FY21
	February 26, 2022	February 27, 2021	% Change
PMT	$44,032	$35,237	25.0%
Canvys	8,141	7,078	15.0%
Healthcare	3,135	2,920	7.4%
Total	$55,308	$45,235	22.3%

	Nine Months Ended		FY22 vs. FY21
	February 26, 2022	February 27, 2021	% Change
PMT	$128,778	$98,418	30.8%
Canvys	25,732	20,491	25.6%
Healthcare	8,481	7,556	12.2%
Total	$162,991	$126,465	28.9%

During the third quarter of fiscal 2022, consolidated net sales increased 22.3% compared to the third quarter of fiscal 2021. Sales for PMT increased 25.0%, sales for Canvys increased 15.0% and sales for Healthcare increased 7.4%. The increase in PMT was mainly due to strong growth from our Power and Microwave new technology partners in various applications including Power Management and 5G infrastructure as well as increased shipments of our ULTRA3000. We also had growth in various Electron Device product lines. The increase in Canvys was primarily due to strong sales in the European and North American markets. The increase in Healthcare was primarily due to increases in part sales and an increase in demand for the ALTA750TM tubes.

During the first nine months of fiscal 2022, consolidated net sales increased 28.9% compared to the first nine months of fiscal 2021. Sales for PMT increased 30.8%, sales for Canvys increased 25.6% and sales for Healthcare increased 12.2%. The increase in PMT was mainly due to strong growth from our Power and Microwave new technology partners in various applications including Power Management and 5G infrastructure and increased revenue from our Semiconductor Wafer Fabrication customers buying engineered solutions. We also had growth in various Electron Device product lines. The increase in Canvys was primarily due to strong sales in the European and North American markets. The increase in Healthcare was primarily due to an increase in demand for the ALTA750TM tubes.

Gross profit by segment and percent of net sales for the third quarter and first nine months of fiscal 2022 and fiscal 2021 were as follows (in thousands):

Gross Profit	Three Months Ended
	February 26, 2022	% of Net Sales	February 27, 2021	% of Net Sales
PMT	$14,163	32.2%	$12,308	34.9%
Canvys	2,618	32.2%	2,493	35.2%
Healthcare	788	25.1%	965	33.0%
Total	$17,569	31.8%	$15,766	34.9%

	Nine Months Ended
	February 26, 2022	% of Net Sales	February 27, 2021	% of Net Sales
PMT	$41,080	31.9%	$33,530	34.1%
Canvys	8,348	32.4%	7,156	34.9%
Healthcare	2,095	24.7%	1,782	23.6%
Total	$51,523	31.6%	$42,468	33.6%

Gross profit reflects the distribution and manufacturing product margin less manufacturing variances, inventory obsolescence charges, customer returns, scrap and cycle count adjustments, engineering costs and other provisions.

Consolidated gross profit increased to $17.6 million during the third quarter of fiscal 2022 compared to $15.8 million during the third quarter of fiscal 2021. Consolidated gross margin as a percentage of net sales decreased to 31.8% during the third quarter of fiscal 2022 from 34.9% during the third quarter of fiscal 2021, primarily due to product mix in PMT, higher freight costs in Canvys and increased component scrap expense and higher freight costs in Healthcare.

Consolidated gross profit increased to $51.5 million during the first nine months of fiscal 2022 compared to $42.5 million during the first nine months of fiscal 2021. Consolidated gross margin as a percentage of net sales decreased to 31.6% during the first nine months of fiscal 2022 from 33.6% during the first nine months of fiscal 2021, primarily due to product mix in PMT and higher freight costs in Canvys.

Power and Microwave Technologies Group

PMT net sales increased 25.0% to $44.0 million during the third quarter of fiscal 2022 from $35.2 million during the third quarter of fiscal 2021. The increase was mainly due to strong growth from our Power and Microwave new technology partners in various applications including Power Management and 5G infrastructure as well as increased shipments of our ULTRA3000. We also had growth in various Electron Device product lines. Gross margin as a percentage of net sales decreased to 32.2% during the third quarter of fiscal 2022 as compared to 34.9% during the third quarter of fiscal 2021 due to product mix.

PMT net sales increased 30.8% to $128.8 million during the first nine months of fiscal 2022 from $98.4 million during the first nine months of fiscal 2021. The increase was mainly due to strong growth from our Power and Microwave new technology partners in various applications including Power Management and 5G infrastructure and increased revenue from our Semiconductor Wafer Fabrication customers buying engineered solutions. We also had growth in various Electron Device product lines. Gross margin as a percentage of net sales decreased to 31.9% during the first nine months of fiscal 2022 as compared to 34.1% during the first nine months of fiscal 2021 due to product mix.

Canvys

Canvys net sales increased 15.0% to $8.1 million during the third quarter of fiscal 2022 from $7.1 million during the third quarter of fiscal 2021 primarily due to strong sales in the European as well as the North American markets. Gross margin as a percentage of net sales decreased to 32.2% during the third quarter of fiscal 2022 from 35.2% during the third quarter of fiscal 2021 due to the increasing freight costs resulting from the COVID-19 pandemic.

Canvys net sales increased 25.6% to $25.7 million during the first nine months of fiscal 2022 from $20.5 million during the first nine months of fiscal 2021 primarily due to strong sales in the European as well as the North America markets. Gross margin as a percentage of net sales decreased to 32.4% during the first nine months of fiscal 2022 from 34.9% during the first nine months of fiscal 2021 due to the increasing freight costs resulting from the COVID-19 pandemic.

Healthcare

Healthcare net sales increased 7.4% to $3.1 million during the third quarter of fiscal 2022 from $2.9 million during the third quarter of fiscal 2021 primarily due to increases in part sales as well as an increase in demand for the ALTA750TM tubes. Gross margin as a percentage of net sales decreased to 25.1% during the third quarter of fiscal 2022 as compared to 33.0% during the third quarter of fiscal 2021 primarily due to increased component scrap expense in addition to rising freight costs resulting from the COVID-19 pandemic.

Healthcare net sales increased 12.2% to $8.5 million during the first nine months of fiscal 2022 from $7.6 million during the first nine months of fiscal 2021. The increase in sales was primarily due to an increase in demand for the ALTA750TM tubes. Gross margin as a percentage of net sales increased to 24.7% during the first nine months of fiscal 2022 as compared to 23.6% during the first nine months of fiscal 2021 primarily due to favorable product mix partially offset by rising freight costs resulting from the COVID-19 pandemic.

Legal Settlement – Fiscal 2021

On April 2, 2021, as part of a settlement where the Company did not admit liability, Richardson agreed to pay Varex Imaging Corporation (“Varex”) $1.6 million to settle those claims. This settlement was recorded in selling, general and administrative expenses within the Consolidated Statements of Comprehensive Income for the third quarter of fiscal 2021.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased to $13.9 million during the third quarter of fiscal 2022 from $15.5 million in the third quarter of fiscal 2021. The decrease was mainly due to the non-recurrence in fiscal 2022 of the $1.6 million legal settlement recorded in fiscal 2021. The foregoing section discusses the fiscal 2021 legal settlement. In addition, higher employee compensation expenses were offset by lower legal fees.

Selling, general and administrative expenses decreased to $40.6 million during the first nine months of fiscal 2022 from $41.9 million in the first nine months of fiscal 2021. The decrease was mainly due to the non-recurrence in fiscal 2022 of the $1.6 million legal settlement recorded in fiscal 2021. The foregoing section discusses the fiscal 2021 legal settlement. In addition, higher employee compensation expenses were partially offset by lower legal fees.

Other Income/Expense

Other expense was $0.1 million during the third quarter of fiscal 2022, compared to less than $0.1 million for the third quarter of fiscal 2021. Other expense during the third quarter of fiscal 2022 was mainly a foreign exchange loss, as investment income was offset by other expenses. Our foreign exchange gains and losses are primarily due to the translation of U.S. dollars held in non-U.S. entities. We currently do not utilize derivative instruments to manage our exposure to foreign currency.

Other expense was less than $0.1 million during the first nine months of fiscal 2022, compared to $0.5 million for the first nine months of fiscal 2021. For the first nine months of fiscal 2022 investment income was more than offset by other expenses and the foreign exchange gain was minimal.

Income Tax Provision

The income tax provision was $0.6 million and $0.1 million for the third quarter of fiscal 2022 and the third quarter of fiscal 2021, respectively. The difference in the tax provision for the third quarter of fiscal 2022 as compared to the third quarter of fiscal 2021 reflects higher foreign taxes, changes in our geographical distribution of income (loss) and state income tax provision due to temporary suspension of net operating loss utilization in Illinois and California.

We recorded an income tax provision of $1.3 million and $0.2 million for the first nine months of fiscal 2022 and the first nine months of fiscal 2021, respectively. The difference in the tax provision for the first nine months of fiscal 2022 as compared to the first nine months of fiscal 2021 reflects higher foreign taxes, changes in our geographical distribution of income (loss) and state income tax provision due to temporary suspension of net operating loss utilization in Illinois and California.

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

Net Income (Loss) and Per Share Data

Net income during the third quarter of fiscal 2022 was $2.9 million, or $0.21 per diluted common share and $0.19 per Class B diluted common share as compared to $0.2 million during the third quarter of fiscal 2021 or $0.02 per diluted common share and $0.02 per Class B diluted common share.

Net income during the first nine months of fiscal 2022 was $9.6 million, or $0.71 per diluted common share and $0.64 per Class B diluted common share as compared to net loss of $0.2 million during the first nine months of fiscal 2021 or ($0.02) per diluted common share and ($0.02) per Class B diluted common share.

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

Our operations and cash needs have been primarily financed through income from operations and cash on hand.

Cash and cash equivalents were $39.1 million at February 26, 2022. Cash and cash equivalents by geographic area at February 26, 2022 consisted of $25.2 million in North America, $7.1 million in Europe, $1.4 million in Latin America and $5.4 million in Asia/Pacific. We repatriated $1.5 million to the United States in fiscal 2022. This amount includes $0.7 million in the first quarter from our entity in China, $0.3 million in the second quarter from our entity in Taiwan and $0.5 million in the third quarter from our entity in Japan. Although the Tax Cuts and Jobs Act generally eliminated federal income tax on future cash repatriation to the United States, cash repatriation may be subject to state and local taxes, withholding or similar taxes. See Note 7, Income Taxes of the notes to our consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended May 29, 2021, filed August 2, 2021 for further information.

Cash and cash equivalents were $43.3 million at May 29, 2021. Cash and cash equivalents by geographic area at May 29, 2021, consisted of $26.1 million in North America, $8.8 million in Europe, $1.2 million in Latin America and $7.2 million in Asia/Pacific. We repatriated a total of $0.9 million to the United States in fiscal 2021 from several of our foreign entities. This amount includes $0.7 million from our entities in Italy and South Korea in the third quarter of fiscal 2021 and $0.2 million from our entity in France in the fourth quarter of fiscal 2021.

The Company continues to monitor the impact of COVID-19, including the extent, duration and effectiveness of containment actions taken, the speed and extent of vaccination programs, as well as other global developments (including geopolitical tensions and the current conflict between Ukraine and Russia) and their impact on the Company’s supply chain, manufacturing and distribution operations, customers and employees, as well as the U.S. and world economy in general. However, due to the uncertain and constantly evolving impacts of the COVID-19 pandemic and other disruptions that have created extreme volatility in the capital markets and may continue to have further global economic consequences across the globe, the Company cannot currently predict the long-term impact on its operations and financial results. The uncertainties associated with the COVID-19 pandemic and its effects, along with other global volatility, include potential adverse effects on the overall economy, the Company's supply chain, transportation services, employees and customers, as well as the Company's revenues, earnings, liquidity and cash flows and may require significant actions in response, including expense reductions. Conditions surrounding COVID-19 and other matters of global concern change rapidly and additional impacts of which the Company is not currently aware may arise. Based on past performance and current expectations, we believe that the existing sources of liquidity, including current cash, will provide sufficient resources to meet known capital requirements and working capital needs through the next twelve months.

Cash Flows from Operating Activities

Cash flows from operating activities primarily resulted from our net income (loss) adjusted for non-cash items and changes in our operating assets and liabilities.

Operating activities used $1.5 million of cash during the first nine months of fiscal 2022. We had a net income of $9.6 million during the first nine months of fiscal 2022, which included non-cash stock-based compensation expense of $0.5 million associated with the issuance of stock option and restricted stock awards, inventory reserve provisions of $0.2 million and depreciation and amortization expense of $2.6 million associated with our property and equipment as well as amortization of our intangible assets. Changes in our operating assets and liabilities used $14.4 million in cash during the first nine months of fiscal 2022, net of foreign currency exchange gains and losses, included an increase in accounts receivable of $7.4 million, an increase in inventory of $12.3 million and an increase in prepaid expenses of $1.1 million. Partially offsetting the cash utilization for accounts receivable, inventory and prepaid expenses was an increase in accounts payable and accrued liabilities of $6.3 million. The increase in accounts receivable was primarily due to increased sales. The majority of the inventory increase was to support the growth in LaFox manufacturing and the RF and microwave components business. The increase in accounts payable was related to the inventory increase and the increase in accrued liabilities was timing related.

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

Cash used in investing activities of $2.2 million during the first nine months of fiscal 2022 was due to capital expenditures. Capital expenditures were primarily related to our Healthcare business, IT system and manufacturing facilities. The Company did not have any investment purchases or maturities in the first nine months of fiscal 2022.

Cash provided by investing activities of $5.2 million during the first nine months of fiscal 2021 included proceeds from the maturities of investments of $16.0 million, partially offset by purchases of investments of $9.0 million and $1.8 million in capital expenditures. Capital expenditures were primarily related to our Healthcare business and IT system.

Cash Flows from Financing Activities

Cash flows used in financing activities consisted primarily of cash dividends and cash flows provided by financing activities consisted primarily of the proceeds from the issuance of stock.

Cash provided by financing activities of $0.1 million during the first nine months of fiscal 2022 primarily resulted from the $2.6 million proceeds from the issuance of stock less the $2.4 million of dividend payments to stockholders.

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
(a)	Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of February 26, 2022.

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

(b)	Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the third quarter of fiscal 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101

The following financial information from our Quarterly Report on Form 10-Q for the third quarter of fiscal 2022, filed with the SEC on April 7, 2022, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Comprehensive Income, (iii) the Unaudited Consolidated Statements of Cash Flows, (iv) the Unaudited Consolidated Statement of Stockholders’ Equity and (v) Notes to Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RICHARDSON ELECTRONICS, LTD.

Date: April 7, 2022	By:	/s/ Robert J. Ben
Robert J. Ben Chief Financial Officer and Chief Accounting Officer (on behalf of the Registrant and as Principal Financial Officer)