Form 10-K
period 2022-05-28
RICHARDSON ELECTRONICS, LTD.
filed 2022-08-01
CIK 355948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 28, 2022

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of November 27, 2021 was approximately $122.2 million.

As of July 25, 2022, there were outstanding 11,697,419 shares of Common Stock, $0.05 par value and 2,053,263 shares of Class B Common Stock, $0.05 par value, which are convertible into Common Stock of the registrant on a one-for-one basis.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders scheduled to be held October 4, 2022, which will be filed pursuant to Regulation 14A, are incorporated by reference in Part III of this report. Except as specifically incorporated herein by reference, the abovementioned Proxy Statement is not deemed filed as part of this report.

Auditor Firm ID: 00243                                                     Auditor Name: BDO USA, LLP                                                                Auditor Location: Chicago, IL, USA

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

Our fiscal year 2022 began on May 30, 2021 and ended on May 28, 2022, our fiscal year 2021 began on May 31, 2020 and ended on May 29, 2021 and our fiscal year 2020 began on June 2, 2019 and ended on May 30, 2020. Unless otherwise noted, all references to a particular year in this document shall mean our fiscal year.

COVID-19 Update

The impact of the COVID-19 pandemic and its effects continue to evolve. As such, the full magnitude that the pandemic, and the steps taken to prevent, mitigate and/or respond to its spread, will have on the Company’s financial condition, liquidity and future results of operations is uncertain. The extent of the impact of the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the duration and spread of the pandemic, the extent, speed and effectiveness of continued worldwide containment efforts, and other actions taken by governments, businesses and individuals in response to abatement and resurgence of the disease. Our ability to meet customer demands for products may be impaired or, similarly, our customers may experience adverse business consequences due to the continued impact of COVID-19 and its effects.

Reduced demand for products or impaired ability to meet customer demand (including disruptions at our transportation service providers or vendors) could have a material adverse effect on our business, operations and financial performance. There were sales declines during fiscal year 2021, the majority of which were related to the COVID-19 global pandemic. While the Company did not experience sales declines during fiscal year 2022 as a result of the pandemic, the impacts from the pandemic negatively impacted our gross margins as a percentage of net sales in our Canvys and Healthcare segments.

As a result of COVID-19 and its effects, we experienced some COVID-19 related component delays impacting new product development schedules. The global markets have generally suffered, and are continuing to suffer, from material disruptions in the supply chain.

Management continues to monitor the global situation on its financial condition, liquidity, operations, suppliers, industry and workforce. Given the ever-evolving nature of the pandemic and the continued global responses to the ongoing impact of the pandemic as well the cycle of recurrences and the after-effects, the Company is not presently able to fully estimate the effects of COVID-19 on its results of operations, financial condition or liquidity going forward.

Company Response to CARES Act

On March 27, 2020, Congress enacted the Coronavirus Aid, Relief and Economic Security (“CARES”) Act to provide certain relief as a result of the COVID-19 outbreak. The CARES Act included provisions relating to refundable payroll tax credits, deferral of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, increased limitations on qualified charitable contributions and technical corrections to tax depreciation methods for qualified, improvement property. As of May 28, 2022, the Company deferred $0.4 million of employer-side social security tax payments, which will be made by December 31, 2022. The Company has estimated and recorded the overall effects of the CARES Act and does not anticipate a material change.

Government Regulations

We are subject to a variety of federal, state, local and foreign laws and regulatory requirements relating to our operations. These laws and regulations, which differ among jurisdictions, include, among others, those related to financial and other disclosures, accounting standards, privacy and data protection, cybersecurity, intellectual property, corporate governance, tax, trade, antitrust, employment, import/export, anti-corruption, and environmental regulatory compliance. Expenditures relating to such regulations are made in the ordinary course of our business and do not represent material expenditures and we further do not currently expect that compliance with such laws will require us to make material additional expenditures, however, there is no assurance that existing or future laws and regulations applicable to our operations, products, and services will not have a material adverse effect on our business.

Among others, we are subject to a variety of data protection laws that change frequently and have requirements that vary from jurisdiction to jurisdiction. We are subject to significant compliance obligations under privacy laws such as the General Data Protection Regulation in the European Union and an expanding list of comprehensive state privacy and/or cybersecurity laws in the United States. Failure to comply with these laws and regulations subjects us to potential regulatory enforcement activity, fines, private litigation including class actions, reputational impacts, and other costs. Our efforts to comply with privacy and data security laws and regulations complicate our operations and add to our costs.

We are also subject to various domestic and international export, trade and anti-corruption laws, such as include the Arms Export Control Act, the International Traffic in Arms Regulations (“ITAR”), the Export Administration Regulations (“EAR”), anti-money laundering laws and regulations and the trade and trade sanctions laws and regulations administered by the Office of the United States Trade Representative and the United States Department of the Treasury’s Office of Foreign Assets Control. Violations of these laws and regulations may result in severe criminal or civil sanctions and penalties.

Our operations also are subject to numerous laws and regulations governing health and safety aspects of our operations, or otherwise relating to environmental protection. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, imposition of remedial or corrective action requirements, and the imposition of injunctions to prohibit certain activities or force future compliance.

For more information on risks related to the laws and regulations to which we are subject, see the relevant discussions throughout "Item 1A, Risk Factors" of this Annual Report on Form 10-K.

Geography

We currently have operations in the following major geographic regions: North America, Asia/Pacific, Europe and Latin America. Selected financial data attributable to each segment and geographic region for fiscal 2022, fiscal 2021 and fiscal 2020 is    set forth in Note 9, Segment and Geographic Information, of the notes to our consolidated financial statements in Part II, Item 8 of   this Annual Report on Form 10-K.

We have three operating and reportable segments. Starting with our first quarter earnings release in October for fiscal 2023, we will introduce our new Green Energy Solutions (“GES”) segment. This segment is carved out of our existing PMT segment as we continue to focus on power management applications that support the green energy market globally. Accordingly, in the first quarter of fiscal 2023, we will begin reporting on four segments.

The three operating and reportable segments for fiscal 2022, fiscal 2021 and fiscal 2020 are defined as follows:

Power and Microwave Technologies

Power and Microwave Technologies (“PMT”) combines our core engineered solutions capabilities, power grid and microwave tube business with new disruptive RF, Wireless and Power technologies. As a designer, manufacturer, technology partner and authorized distributor, PMT’s strategy is to provide specialized technical expertise and engineered solutions based on our core engineering and manufacturing capabilities on a global basis. We provide solutions and add value through design-in support, systems integration, prototype design and manufacturing, testing, logistics and aftermarket technical service and repair—all through our existing global infrastructure. PMT’s focus is on products for power, RF and microwave applications for customers in 5G, alternative energy, aviation, broadcast, communications, industrial, marine, medical, military, scientific and semiconductor markets. PMT focuses on various applications including broadcast transmission, CO2 laser cutting, diagnostic imaging, dielectric and induction heating, high energy transfer, high voltage switching, plasma, power conversion, radar and radiation oncology. PMT also offers its customers technical services for both microwave and industrial equipment.

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

Distribution

We maintain over 100,000 part numbers in our product inventory database and we estimate that more than 90% of orders received by 6:00 p.m. local time are shipped complete the same day for stock product. Customers can access our products on our web sites, www.rell.com, www.rellhealthcare.com, www.canvys.com, www.rellpower.com, www.relltubes.com and www.rellaser.com, through electronic data interchange, or by telephone. Customer orders are processed by our regional sales offices and supported primarily by one of our distribution facilities in LaFox, Illinois; Fort Mill, South Carolina; Amsterdam, Netherlands; Marlborough, Massachusetts; Donaueschingen, Germany; or Singapore, Singapore. We also have satellite warehouses in Sao Paulo, Brazil; Shanghai, China; Bangkok, Thailand; and Hook, United Kingdom. Our data processing network provides on-line, real-time interconnection of all sales offices and central distribution operations, 24 hours per day, seven days per week. Information on stock availability, pricing in local currency, cross-reference information, customers and market analyses are obtainable throughout the entire distribution network. The content of our websites are not deemed to be incorporated by reference in this report filed with the Securities and Exchange Commission.

International Sales

During fiscal 2022, we made approximately 57% of our sales outside the United States. We continue to pursue new international sales to further expand our geographic reach.

Major Customers

During fiscal 2022, fiscal 2021 and fiscal 2020, no one customer accounted for more than 10 percent of the Company’s consolidated net sales. See Note 9, Segment and Geographic Information, of the notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further information.

Human Capital Management

Recruitment & Staffing

The future success of our Company depends on our ability to attract, hire, motivate, retain and further develop top talent, including highly skilled technical, management and sales personnel. The skills, experience and industry knowledge of our employees significantly benefit our operations and performance. Competition for such personnel is intense and the salary, benefits and other costs to employ the right personnel may impact our results and performance.

As of May 28, 2022, we employed 447 individuals, which included 411 full-time individuals and 36 part-time individuals. Of these, 287 full-time and 19 part-time were located in the United States and 124 full-time and 17 part-time were located internationally. All of our employees are non-union and we consider our relationships with our employees to be good.

The Company offers employees a competitive compensation program, designed to recognize and reward both individual and company performance, which includes a base pay, variable compensation programs, and health, wellbeing and retirement programs to meet the needs of our employees. The health, safety and wellness of our employees is a priority. In light of COVID-19, many of our employees work from home whenever possible and additional safety measures were implemented for employees continuing critical on-site work.

Diversity, Equity, Inclusion & Belonging

We are an international company with offices and personnel located around the world. We understand, respect, and value the similarities as well as the differences of our employees. Our human capital is a critical asset that enables us to serve and support our global customer base. Our effectiveness in maximizing the talents of people of different backgrounds, experiences, and perspectives is key to our continued global success. Fostering, cultivating, and preserving a culture of diversity, equity, inclusion, and belonging is a key priority for the Company. We seek to embrace and encourage our employees’ differences in age, disability, ethnicity, family or marital status, gender identity or expression, language, national origin, physical and mental ability, political affiliation, race, religion, sexual orientation, socio-economic status, veteran status, and other characteristics that make our employees unique.

Management has identified Diversity, Equity, Inclusion, and Belonging (“DEI&B”) as a priority for our Company.  Significant positive change requires careful planning, leadership, resources, and coordination. The Company established a DEI&B committee to plan and implement changes to achieve our goal of being a more diverse and inclusive organization. The DEI&B committee has been charged with making recommendations about how we, as a company, can promote and act upon the Company’s initiatives in this area. The committee will identify priorities based on employee input and incorporate these into the Company’s strategic plans, work to establish accountability and methods of measuring our progress, and provide appropriate communications about our plans and achievements to our stakeholders. To date, DEI&B initiatives have focused on the following:

•	Expanded the Board of Directors to include a female director
•	Increased DEI&B awareness throughout the Company by education and involvement
•	Added socially responsible funds to our 401K Plan
•	Providing regular training, communication, activities, and surveys regarding DEI&B matters to our employees

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

ITEM 1A. Risk Factors

Investors should carefully consider the following risk factors in addition to the other information included and incorporated by reference in this Annual Report on Form 10-K that we believe are applicable to our businesses and the industries in which we operate. While we believe we have identified the key risk factors affecting our businesses, there may be additional risks and uncertainties that are not presently known or that are not currently believed to be significant that may adversely affect our results of operations.

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
•

Failure to implement or properly execute our growth strategies, including failures to identify, consummate and successfully integrate acquisitions and/or other opportunities to diversify, extend and expand our business;

•	Declining gross margin reflecting competitive pricing pressures or product mix; and
•	Limitations on our ability to leverage our support-function cost structure while maintaining an adequate structure to achieve our growth objectives.

The impact of the COVID-19 pandemic and its effects negatively impacted our sales results in certain prior periods. The situation continues to evolve and the effects of the pandemic could adversely affect the Company’s revenues, earnings, liquidity and cash flows.

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

We are dependent on a limited number of vendors to supply us with essential products. Disruptions to the supply chain could adversely impact our business.

The products we supply are currently produced by a relatively small number of manufacturers. One of our suppliers represented 11% of our total cost of sales. Our success depends, in large part, on maintaining current vendor relationships and developing new relationships. To the extent that our significant suppliers are unwilling or unable to continue to do business with us, extend lead times, limit supplies due to capacity constraints or other factors, there could be a material adverse effect on our business.

Further, as a result of COVID-19 and its effects, we experienced some COVID-19 related component delays impacting new product development schedules. The global markets have generally suffered, and are continuing to suffer, from material disruptions to certain supply chains. Changes in our relationships with suppliers, shortages in availability of materials, production delays, regulatory restrictions, public health crises, or other supply chain disruptions, whether due to our suppliers or customers, could have a material adverse effect on our operations and results. Increases in the costs of supplies could result in manufacturing interruptions, delays, inefficiencies or our inability to market products. In addition, our profit margins would decrease if prices of purchased raw materials, component parts or finished goods increase and we are unable to pass on those increases to our customers. As various locations have seen recovery from COVID-19, there have been increases in demand, which have, in turn, created significant disruption to the global supply chain.  These disruptions have been further exacerbated by other events and conditions, including the conflict between Russia and Ukraine and collectively adversely affected our ability to receive goods on a timely basis and increased our material costs. Short-term or sustained increases in market demand may exceed our suppliers’ production capacity or otherwise strain our supply chain. Our failure, or our suppliers’ failure, to meet the demand for raw materials and components could adversely affect our business and results of operations. Further disruptions to the supply chain because of the COVID-19 pandemic and its impact, or other world or domestic events could materially adversely impact our operations and business. While we actively monitor and take steps to mitigate supply chain risk, there can be no assurance that our mitigation plans will prevent disruptions that may arise from shortages of materials that we use in the production of our products.

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

Our information technology systems may be subject to cyber attacks, security breaches, computer hacking, as well as other damage, disruptions or shutdowns. Experienced computer programmers and hackers may be able to penetrate our security controls and misappropriate or compromise sensitive personal, proprietary or confidential information, create system disruptions or cause shutdowns. They also may be able to develop and deploy viruses, worms and other malicious software programs that attack our systems or otherwise exploit any security vulnerabilities. Additionally, third parties may attempt to fraudulently induce employees or customers into disclosing sensitive information such as usernames, passwords or other information in order to gain access to our customers’ data or our data, including our intellectual property and other confidential business information, employee information or our information technology systems. Our systems and the data stored on those systems may also be vulnerable to security incidents or security attacks, acts of vandalism or theft, coordinated attacks by activist entities, misplaced or lost data, human errors or other similar events that could negatively affect our systems and its data, as well as the data of our business partners. Further, third parties, such as hosted solution providers, that provide services to us, could also be a source of security risk in the event of a failure of their own security systems and infrastructure.

We have experienced cybersecurity incidents in the past, but none of these incidents, individually or in the aggregate, has had a material adverse effect on our business, reputation, operations or products. The Company implemented various information technology protections designed to detect and reduce cybersecurity incidents, although there can be no assurance that our protections will be successful. The Company also regularly evaluates its protections against cybersecurity incidents, including in response to specific threats and as part of the Company's information security program. There can be no assurance, however, that the Company will be able to prevent or remediate all future cybersecurity incidents or that the cost associated with responding to any such incident or impact of such incident will not be significant or material. Further, our remediation efforts may not be successful and could result in interruptions, delays or cessation of service, and loss of existing or potential suppliers or customers. In addition, breaches of our security measures and the unauthorized dissemination of sensitive personal, proprietary or confidential information about us, our business partners or other third parties could expose us to significant potential liability and reputational harm. As threats related to cyber attacks develop and grow, we may also find it necessary to make further investments to protect our data and infrastructure, which may impact our profitability. As a global enterprise, we could also be negatively impacted by existing and proposed laws and regulations, as well as government policies and practices related to cybersecurity, privacy, data localization and data protection.

Our products may be found to be defective or our services performed may result in equipment or product damage and, as a result, warranty and/or product liability claims may be asserted against us.

We sell many of our components at prices that are significantly lower than the cost of the equipment or other goods in which they are incorporated. Because a defect or failure in a product could give rise to failures in the equipment that incorporates them, we may face claims for damages that are disproportionate to the revenues and profits we receive from the components involved in the claims. While we typically have provisions in our agreements with our suppliers that hold the supplier accountable for defective products, and we and our suppliers generally exclude consequential damages in our standard terms and conditions, our ability to avoid such liabilities may be limited as a result of various factors, including the inability to exclude such damages due to the laws of some of the countries where we do business. Our business could be adversely affected as a result of a significant quality or performance issues in the components sold by us if we are required to pay for the damages. Although we have product liability insurance, such insurance is limited in coverage and amount.

Substantial defaults by our customers on our accounts receivable or the loss of significant customers could have a significant negative impact on our business.

We extend credit to our customers. The failure of a significant customer or a significant group of customers to timely pay all amounts due could have a material adverse effect on our financial condition and results of operations. The extension of credit involves considerable judgment and is based on management’s evaluation of factors that include such things as a customer’s financial condition, payment history and the availability of collateral to secure customers’ receivables. The risks associated with extending credit to our customers could be exacerbated by economic weakness and market disruption.

Failure to successfully implement our growth initiatives, or failure to realize the benefits expected from these initiatives if implemented, may create ongoing operating losses or otherwise adversely affect our business, operating results and financial condition.

Our growth strategy focuses on expanding our healthcare and our power conversion businesses. We may be unable to implement our growth initiatives or strategic priorities or reach profitability in the near future or at all, due to many factors, including factors outside of our control. We also cannot be certain that executing on our strategy will generate the benefits we expect. If we fail to execute successfully on our strategic priorities, if we pursue strategic priorities that prove to be unsuccessful, or if our investments in these growth initiatives do not yield anticipated returns for any reason, our business, financial position, results of operations and cash flows may be materially and adversely affected.

We may not be successful in identifying, consummating and integrating future acquisitions, if any.

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

Economic weakness and uncertainty and other challenges could adversely affect our revenues and gross margins.

Our revenues and gross profit margins depend significantly on global economic conditions, the demand for our products and services and the financial condition of our customers. Economic weakness and uncertainty have in the past, and may in the future, result in decreased revenues and gross profit margins. Economic uncertainty also makes it more difficult for us to forecast overall supply and demand with a great deal of confidence. Financial turmoil affecting the banking system and financial markets could result in tighter credit markets and lower levels of liquidity in some financial markets. The effects of a tightened credit environment could include the insolvency of key vendors or their inability to obtain credit to finance development and/or manufacture products resulting in product delays as well as the inability of customers to obtain credit to finance operations and/or customer insolvencies. Spending and the timing thereof by our customers may have a significant impact on our results and, where such spending is delayed or cancelled, it could have a material negative impact on our operating results. Current global economic conditions remain uncertain and challenging. Weakness in the markets in which we operate could negatively impact our revenue and operating expenses, and consequently have a material adverse effect on our business, financial condition and results of operations. Our operating results produced net income for fiscal 2022 and fiscal 2021, but operating results in prior years (including fiscal 2020 and fiscal 2019) reflected a net loss. There can be no assurance that we will continue recovery in the near future; nor is there any assurance that worldwide economic volatility will not continue or worsen.

Further, challenges in the supply chain and disruptions in our logistics capability could further negatively impact our gross profit margins.  See “We are dependent on a limited number of vendors to supply us with essential products. Further, disruptions to the supply chain could adversely impact our business” and “Major disruptions to our logistics capability or to the operations of our key vendors or customers could have a material adverse impact on our operations.”

Prolonged periods of inflation could increase costs, have an adverse effect on general economic conditions and impact consumer spending, which could impact our profitability and have a material adverse effect on our business and results of operations.

Inflation has risen on a global basis and the United States has recently experienced historically high levels of inflation. If the inflation rate continues to increase, it can also push up the costs of labor and other expenses. There is no assurance that our revenues will increase at the same rate to maintain the same level of profitability. Inflation and government efforts to combat inflation, such as raising the benchmark interest rate, could increase market volatility and have an adverse effect on the financial market and general economic conditions. Such adverse conditions could negatively impact demand for our products, which could adversely affect our profitability, results of operations and cash flow.

Our business and results of operations are subject to a broad range of uncertainties arising out of world and domestic events.

Our business and results of operations are subject to uncertainties arising from world and domestic events. These uncertainties may include a global economic slowdown, pandemics and other public health issues (including the COVID-19 pandemic), natural disasters, changes in global, national, or regional economies, inflation, governmental policies, political unrest,  military action and armed conflicts (such as the 2022 Russian invasion of Ukraine), terrorist activities, political and social turmoil, civil unrest and other crises.

Such conditions have impacted and may continue to impact customer demand as well as our suppliers’ ability to supply us with necessary materials and, ultimately, may have an impact on our business, financial condition, results and stock price.

The ongoing impact of the COVID-19 outbreak and responses to the pandemic continue to evolve. The COVID-19 crisis has caused disruptions in global economies, financial markets and rapid shifts in governmental and public health policies in the countries where we operate, or our customers are located or the industries in which we and our customers compete. The COVID-19 crisis and the actions taken by governments, businesses and individuals to curtail the spread, abatement and resurgence of the disease have negatively impacted, and could continue to negatively impact our business, results of operations, cash flows and financial condition. During fiscal 2021, the Company experienced decreases in demand for certain products as a result of the impact of COVID-19 on certain customers and in certain regions. A significant reduced demand for products or impaired ability to meet customer demand (including disruptions at our transportation service providers or vendors) as a result of resurgences of the COVID-19 pandemic and/or in response to the pandemic’s continued effects or the reactions to the pandemic and its effects could cause a material adverse effect on our business, operations and financial performance.

Various regions of the world continue to be affected by the COVID-19 pandemic and certain areas have undertaken renewed disease control measures. The extent to which our business will continue to be impacted by the COVID-19 pandemic and its effects will depend on future developments which are highly uncertain and cannot be predicted. These include but not limited to the continued duration and spread of the pandemic, its severity, the effectiveness of actions to vaccinate populations, contain the virus or treat its impact and how quickly and to what extent normal economic and operating conditions resume or are further disrupted. The potential effects of COVID-19, the responses to the pandemic and the various recovery initiatives may also impact many of our risk factors described herein; however, as this is an unprecedented and changing situation, the potential impacts to such risk factors remain uncertain. We may continue to experience adverse impacts to our business and financial results due to any economic recession or depression that has occurred, and due to any major public health crises that may occur in the future. This is a very dynamic situation, and we cannot at this time reasonably estimate the scope of its impact on our employees, operations, suppliers or customers, or the full extent to which COVID-19 or its impact and effects could continue to affect the global economy and our results.

Major disruptions to our logistics capability or to the operations of our key vendors or customers could have a material adverse impact on our operations.

We operate our global logistics services through specialized and centralized distribution centers. We depend on third party transportation service providers for the delivery of products to our customers. A major interruption or disruption in service at any of our distribution centers, or a disruption at the operations of any of our significant vendors or customers, for any reason, including reasons beyond our control (such as natural disasters, pandemics or other health crises (such as COVID-19), work stoppages, power loss, cyber attacks, incidents of terrorism or other significant disruptions of services from our third party providers) could cause cancellations or delays in a significant number of shipments to customers and, as a result, could have a severe impact on our business, operations and financial performance. Further, challenges within global logistics networks, including shortages of shipping containers, international port congestion, and trucking shortages and freight capacity constraints have resulted in delays in receiving key manufacturing components and increased order backlogs and transportation costs. Such logistical disruption may cause us to incur higher costs and may also result in longer lead times for our customers. Uncertainties related to the magnitude and duration of global supply chain disruptions have adversely affected, and may continue to adversely affect, our business. If we are unable to recover a substantial portion of the increase in material and transportation costs from our customers through price adjustments and/or surcharges, our business or results of operations could be adversely affected. We may also experience an increase in order cancellations if any such pricing actions are not accepted by our customers.

Risks Related to International Operations

A significant portion of our cash, cash equivalents and investments is held by our foreign subsidiaries and could affect future liquidity needs.

As of May 28, 2022, $15.0 million, or approximately 42% of our cash and cash equivalents was held by our foreign subsidiaries. While we intend to use some of the cash held outside the United States to fund our international operations and growth, when we encounter a significant need for liquidity domestically or at a particular location that we cannot fulfill through other internal or external sources, our liquidity requirements could necessitate transfers of existing cash balances between our subsidiaries or to the United States. Some of these subsidiaries are located in jurisdictions that require foreign government approval before a cash repatriation can occur.

International operations represent a significant percentage of our business and present a variety of risks that could impact our results.

Because we source and sell our products worldwide, our business is subject to risks associated with doing business internationally. These risks include the costs and difficulties of managing foreign entities, limitations on the repatriation and investment of funds, cultural differences that affect customer preferences and business practices, unstable political or economic conditions, geopolitical risks and demand or supply reactions from events that could include political crises and conflict (such as the Russian invasion of Ukraine), war, a major terrorist attack, natural disasters, actual or threatened public health emergencies (such as COVID-19, including virus variants and resurgences and responses to those developments such as continued or new government-imposed lockdowns and travel restrictions), trade protection measures and import or export licensing requirements, monetary policy, inflation, economic growth, recession, commodity prices, currency volatility, currency controls, and changes in tax laws.

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

We conduct a significant portion of our business in the European Union (“EU”) and the withdrawal of the United Kingdom (“U.K.”) from the EU (also referred to as “Brexit”) could have a material adverse effect on our business, financial position, liquidity and results of operations. In connection with the U.K.’s exit from the EU, the U.K. and the EU struck a bilateral trade and cooperation deal governing the future relationship between the U.K. and the EU, which took effect on May 1, 2021. However, there remains uncertainties and risks to our business related to Brexit and the new relationship between the U.K. and EU, which will continue to     be developed and defined, as well as any resulting political and economic instability created by Brexit. The political and economic impact of Brexit has caused and may continue to cause significant volatility in global markets as well as greater restrictions on imports and exports between the U.K. and EU countries, a fluctuation in currency exchange rates and increased regulatory complexities. The impact of the withdrawal of the U.K. may adversely affect business activity, political stability and economic conditions in the U.K., the EU and elsewhere. Such developments and their ultimate impact, or the perception that any of these developments are likely to occur, could have a material adverse effect on economic growth or business activity in the U.K., the Eurozone or the EU, and could result in the relocation of businesses, cause business interruptions, lead to economic recession or depression, inhibit the growth of    the European economy, cause greater volatility in the global currencies that we currently use to transact business and impact the stability of the financial markets, availability of credit, political systems or financial institutions and the financial and monetary system. Such developments could have a material adverse effect on our business, financial position, liquidity and results of operations.

Financial Risks

We may need to raise additional funds through debt or equity financings in the future to fund our domestic operations and our broader corporate initiatives, which would dilute the ownership of our existing shareholders.

If the cash generated by our domestic operations is not sufficient to fund our domestic operations and our broader corporate initiatives, such as stock repurchases, dividends, acquisitions and other strategic opportunities, we may need to raise additional funds through public or private debt or equity financings, or we may need to obtain new credit facilities to the extent we are unable to, or choose not to, repatriate our overseas cash. Such additional financing may not be available on terms favorable to us, or at all, and any new equity financings or offerings would dilute our current stockholders’ ownership interests in us. Furthermore, lenders may not agree to extend us new, additional or continuing credit. Economic uncertainty or adverse economic conditions resulting from the impacts of and responses to pandemics and other public health issues (including the COVID-19 pandemic), natural disasters, changes in global, national, or regional economies, inflation, governmental policies, political unrest, military action and armed conflicts (such as the 2022 Russian invasion of Ukraine), terrorist activities, political and social turmoil, civil unrest and other crises could result in significant or sustained disruption of global financial markets, thereby reducing our ability to access capital. In any such case, our business, operating results or financial condition could be adversely impacted.

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

We are subject to applicable export control laws and regulations of the United States and other countries. United States laws and regulations applicable to us include the Arms Export Control Act, the International Traffic in Arms Regulations (“ITAR”), the Export Administration Regulations (“EAR”), anti-money laundering laws and regulations and the trade and trade sanctions laws and regulations administered by the Office of the United States Trade Representative and the United States Department of the Treasury’s Office of Foreign Assets Control. The import and export of our products are subject to international trade agreements, the modification or repeal of which could impact our business. The U.S. government agencies responsible for administering EAR and ITAR have significant discretion in the interpretation and enforcement of these regulations. Violations of these laws or regulations could result in significant additional sanctions including fines, more onerous compliance requirements, more extensive debarments from export privileges, loss of authorizations needed to conduct aspects of our international business and criminal penalties and may harm our ability to enter contracts with customers who have contracts with the U.S. government. A violation of the laws or the regulations enumerated above could materially adversely affect our business, reputation, financial condition and results of operations.

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

As of July 25, 2022, Edward J. Richardson, our Chairman, Chief Executive Officer and President, beneficially owned approximately 98% of the outstanding shares of our Class B common stock, representing approximately 63% of the voting power of the outstanding common stock. This share ownership permits Mr. Richardson to exert control over the outcome of stockholder votes, including votes concerning the election of directors, by-law amendments, possible mergers, corporate control contests and other significant corporate transactions.

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

Our stock price may be volatile.

Our stock price has fluctuated in the past and may experience declines in the future as a result of the volatile nature of the stock market, developments in our business and/or factors outside of our control. Many factors may cause the market price for our common stock to change, including: (i) our operating results as compared to investors’ expectations in any period, (ii) market perceptions concerning our future earnings prospects, (iii) adverse changes in general market conditions or economic trends and (iv) changes or events in our industry or the world, such as market reactions to public health issues (including the COVID-19 pandemic), natural disasters, changes in global, national, or regional economies, inflation, governmental policies, political unrest, military action and armed conflicts (such as the 2022 Russian invasion of Ukraine), terrorist activities, political and social turmoil, civil unrest and other crises.

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

The Company owns one facility and leases 26 facilities. We own our corporate facility and largest distribution center, which is located on approximately 100 acres in LaFox, Illinois and consists of approximately 224,000 square feet of manufacturing, warehouse and office space. We maintain geographically diverse facilities because we believe this provides value to our customers and suppliers, and limits market risk and exchange rate exposure. We believe our properties are well maintained and adequate for our present needs. The extent of utilization varies from property to property and from time to time during the year.

Our facility locations, their primary use and segments served are as follows:

Location	Leased/Owned	Use	Segment
Woodland Hills, California	Leased	Sales	PMT
LaFox, Illinois *	Owned	Corporate/Sales/Distribution/Manufacturing	PMT/Canvys/Healthcare
Marlborough, Massachusetts	Leased	Sales/Distribution/Manufacturing	Canvys
Fort Mill, South Carolina	Leased	Sales/Distribution/Testing/Repair	Healthcare
Murray, Utah	Leased	Sales/Testing/Repair	Healthcare
Sao Paulo, Brazil	Leased	Sales/Distribution	PMT
Beijing, China	Leased	Sales	PMT
Nanjing, China	Leased	Sales	PMT
Shanghai, China	Leased	Sales/Distribution	PMT
Shenzhen, China	Leased	Sales	PMT
Brive, France	Leased	Manufacturing Support/Testing	PMT
Paris, France	Leased	Sales	PMT
Donaueschingen, Germany	Leased	Sales/Distribution/Manufacturing	Canvys
Puchheim, Germany	Leased	Sales	PMT
Mumbai, India	Leased	Sales	PMT
Florence, Italy	Leased	Sales	PMT
Milan, Italy	Leased	Sales	PMT
Tokyo, Japan	Leased	Sales	PMT
Mexico City, Mexico	Leased	Sales	PMT
Amsterdam, Netherlands	Leased	Sales/Distribution/Manufacturing	PMT/Healthcare
Singapore, Singapore	Leased	Sales/Distribution	PMT
Gyeonggi-do, South Korea	Leased	Sales	PMT
Taipei, Taiwan	Leased	Sales	PMT/Canvys
Bangkok, Thailand	Leased	Sales/Distribution	PMT
Dubai, United Arab Emirates	Leased	Sales/Testing	PMT
Hook, United Kingdom	Leased	Sales/Distribution/Testing/Repair	PMT
Lincoln, United Kingdom	Leased	Sales	PMT/Canvys
*	LaFox, Illinois is also the location of our corporate headquarters.

ITEM 3. Legal Proceedings

On April 2, 2021, as part of a settlement where the Company did not admit liability, Richardson agreed to pay Varex Imaging Corporation (“Varex”) $1.6 million to settle alleged counts of patent infringement and claims of trade secret misappropriation. This settlement was recorded in selling, general and administrative expenses within the Consolidated Statements of Comprehensive Income for the third quarter of fiscal 2021.

PART II

ITEM 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Unregistered Sales of Equity Securities

None.

Share Repurchases

There were no share repurchases in fiscal 2022.

Dividends

Our quarterly dividend was $0.06 per common share and $0.054 per Class B common share. Annual dividend payments were approximately $3.2 million for fiscal 2022 and $3.1 million for fiscal 2021. All future payments of dividends are at the discretion of the Board of Directors. Dividend payments will depend on earnings, capital requirements, operating conditions and such other factors that the Board may deem relevant.

Common Stock Information

Our common stock is traded on the NASDAQ Global Select Market (“NASDAQ”) under the trading symbol (“RELL”). There is no established public trading market for our Class B common stock. As of July 25, 2022, there were approximately 437 stockholders of record for the common stock and approximately 14 stockholders of record for the Class B common stock.

Performance Graph

The following graph compares the performance of our common stock for the periods indicated with the performance of the NASDAQ Composite Index and NASDAQ Electronic Components Index. The graph assumes $100 invested on the last day of our fiscal year 2017, in our common stock, the NASDAQ Composite Index and NASDAQ Electronic Components Index. Total return indices reflect reinvestment of dividends at the closing stock prices at the date of the dividend declaration.

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

	Fiscal Year Ended (1)
	(in thousands, except per share amounts)
	May 28, 2022	May 29, 2021	May 30, 2020	June 1, 2019	June 2, 2018
Statements of Income (Loss)
Net sales	$224,620	$176,937	$155,898	$166,652	$163,212

Continuing Operations
Income (loss) from continuing operations before tax	$15,759	$2,308	$(1,214)	$(6,311)	$3,860
Income tax (benefit) provision	(2,168)	653	624	1,017	1,534
Income (loss) from continuing operations	17,927	1,655	(1,838)	(7,328)	2,326
Discontinued Operations
Income from discontinued operations	—	—	—	—	1,496
Net income (loss)	$17,927	$1,655	$(1,838)	$(7,328)	$3,822

Per Share Data
Net income (loss) per Common share - Basic:
Income (loss) from continuing operations	$1.35	$0.13	$(0.14)	$(0.57)	$0.18
Income from discontinued operations	—	—	—	—	0.12
Total net income (loss) per Common share - Basic	$1.35	$0.13	$(0.14)	$(0.57)	$0.30
Net income (loss) per Class B common share - Basic:
Income (loss) from continuing operations	$1.21	$0.11	$(0.13)	$(0.51)	$0.16
Income from discontinued operations	—	—	—	—	0.11
Total net income (loss) per Class B common share - Basic	$1.21	$0.11	$(0.13)	$(0.51)	$0.27
Net income (loss) per Common share - Diluted:
Income (loss) from continuing operations	$1.31	$0.13	$(0.14)	$(0.57)	$0.18
Income from discontinued operations	—	—	—	—	0.12
Total net income (loss) per Common share - Diluted	$1.31	$0.13	$(0.14)	$(0.57)	$0.30
Net income (loss) per Class B common share - Diluted:
Income (loss) from continuing operations	$1.18	$0.11	$(0.13)	$(0.51)	$0.16
Income from discontinued operations	—	—	—	—	0.11
Total net income (loss) per Class B common share - Diluted	$1.18	$0.11	$(0.13)	$(0.51)	$0.27

Cash Dividend Data
Dividends per common share	$0.24	$0.24	$0.24	$0.24	$0.24
Dividends per Class B common share (2)	0.22	0.22	0.22	0.22	0.22

Balance Sheet Data
Total assets	$179,819	$156,753	$150,720	$153,017	$166,329
Stockholders’ equity	135,847	121,560	118,660	123,757	135,181

(1)	Our fiscal year ends on the Saturday nearest the end of May. Each of the fiscal years presented contain 52/53 weeks.
(2)	The dividend per Class B common share is 90% of the dividend per Class A common share.

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
•

Results of Operations - an analysis and comparison of our consolidated results of operations for the fiscal years ended May 28, 2022, May 29, 2021 and May 30, 2020, as reflected in our consolidated statements of comprehensive income (loss).

•

Liquidity, Financial Position and Capital Resources - a discussion of our primary sources and uses of cash for the fiscal years ended May 28, 2022, May 29, 2021 and May 30, 2020, and a discussion of changes in our financial position.

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

We have three operating and reportable segments. Starting with our first quarter earnings release in October for fiscal 2023, we will introduce our new Green Energy Solutions (“GES”) segment. This segment is carved out of our existing PMT segment as we continue to focus on power management applications that support the green energy market globally. Accordingly, in the first quarter of fiscal 2023, we will begin reporting on four segments.

The three operating and reportable segments for fiscal 2022, fiscal 2021 and fiscal 2020 are defined as follows:

Power and Microwave Technologies (“PMT”) combines our core engineered solutions capabilities, power grid and microwave tube business with new disruptive RF, Wireless and Power technologies. As a designer, manufacturer, technology partner and authorized distributor, PMT’s strategy is to provide specialized technical expertise and engineered solutions based on our core engineering and manufacturing capabilities on a global basis. We provide solutions and add value through design-in support, systems integration, prototype design and manufacturing, testing, logistics and aftermarket technical service and repair—all through our existing global infrastructure. PMT’s focus is on products for power, RF and microwave applications for customers in 5G, alternative energy, aviation, broadcast, communications, industrial, marine, medical, military, scientific and semiconductor markets. PMT focuses on various applications including broadcast transmission, CO2 laser cutting, diagnostic imaging, dielectric and induction heating, high energy transfer, high voltage switching, plasma, power conversion, radar and radiation oncology. PMT also offers its customers technical services for both microwave and industrial equipment.

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

We currently have operations in the following major geographic regions: North America, Asia/Pacific, Europe and Latin America.

Results of Operations

Overview - Fiscal Year Ended May 28, 2022

•	Fiscal 2022 and fiscal 2021 both contained 52 weeks.
•	Net sales during fiscal 2022 were $224.6 million, up 26.9%, compared to net sales of $176.9 million during fiscal 2021.
•	Gross margin was 31.9% of net sales during fiscal 2022, compared to 33.2% of net sales during fiscal 2021.
•	Selling, general and administrative expenses were $55.7 million, or 24.8% of net sales, during fiscal 2022, compared to $55.9 million, or 31.6% of net sales, during fiscal 2021.
•	Operating income during fiscal 2022 was $16.0 million, compared to an operating income of $2.9 million during fiscal 2021.
•	Other expense during fiscal 2022 was $0.2 million, compared to other expense of $0.6 million during fiscal 2021.
•	Net income during fiscal 2022 was $17.9 million, compared to a net income of $1.7 million during fiscal 2021.

Net Sales and Gross Profit Analysis

Net sales by segment and percent change for fiscal 2022, fiscal 2021 and fiscal 2020 were as follows (in thousands):

Net Sales	FY 2022	FY 2021	FY 2020	FY22 vs. FY21 % Change	FY21 vs. FY20 % Change
PMT	$178,056	$137,280	$118,480	29.7%	15.9%
Canvys	35,187	29,319	28,926	20.0%	1.4%
Healthcare	11,377	10,338	8,492	10.1%	21.7%
Total	$224,620	$176,937	$155,898	26.9%	13.5%

During fiscal 2022, consolidated net sales increased by 26.9% compared to fiscal 2021. Sales for PMT increased by 29.7%, Canvys sales increased by 20.0% and Healthcare sales increased by 10.1%. The increase in PMT was mainly due to strong growth from our Power and Microwave Group (PMG) new technology partners in various applications including power management, green energy, and 5G infrastructure, and increased revenue from our Semiconductor Wafer Fabrication Equipment customers buying engineered solutions. We also had growth in various Electron Device (EDG) product lines. The increase in Canvys was primarily due to strong sales in the European and North American markets. The increase in Healthcare was primarily due to strong part sales and increase in demand for the ALTA750TM tubes.

During fiscal 2021, consolidated net sales increased by 13.5% compared to fiscal 2020. Sales for PMT increased by 15.9%, Canvys sales increased by 1.4% and Healthcare sales increased by 21.7%.

Gross profit by segment and percent of segment net sales for fiscal 2022, fiscal 2021 and fiscal 2020 were as follows (in thousands):

Gross Profit	FY 2022		FY 2021		FY 2020
PMT	$58,041	32.6%	$45,951	33.5%	$38,288	32.3%
Canvys	11,252	32.0%	10,274	35.0%	9,313	32.2%
Healthcare	2,407	21.2%	2,600	25.1%	2,072	24.4%
Total	$71,700	31.9%	$58,825	33.2%	$49,673	31.9%

Gross profit reflects the distribution and manufacturing product margin less manufacturing variances, inventory obsolescence charges, customer returns, scrap and cycle count adjustments, engineering costs and other provisions.

Consolidated gross profit was $71.7 million during fiscal 2022, compared to $58.8 million during fiscal 2021. Consolidated gross margin as a percentage of net sales decreased to 31.9% during fiscal 2022, from 33.2% during fiscal 2021, primarily due to PMT’s product mix, higher freight costs and foreign exchange effects in Canvys and increased component scrap expenses in Healthcare. Gross margin during fiscal 2022 included expense related to inventory provisions for PMT of $0.4 million and $0.1 million for Healthcare.

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

Power and Microwave Technologies

Net sales for PMT increased 29.7% to $178.1 million during fiscal 2022 from $137.3 million during fiscal 2021. The increase was mainly due to strong growth from our Power and Microwave Group (PMG) technology partners in various applications including power management, green energy, and 5G infrastructure, and increased revenue from our Semiconductor Wafer Fabrication Equipment customers buying engineered solutions. We also had strong growth in various Electron Device (EDG) product lines. Gross margin as a percentage of net sales decreased to 32.6% during fiscal 2022 as compared to 33.5% during fiscal 2021, primarily due to product mix.

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

Canvys – Visual Technology Solutions

Net sales for Canvys increased 20.0% to $35.2 million during fiscal 2022, from $29.3 million during fiscal 2021. Sales increased primarily due to strong sales in the European and North American markets. Gross margin as a percentage of net sales decreased to 32.0% during fiscal 2022 as compared to 35.0% during fiscal 2021 mainly due to increasing freight costs resulting from the COVID-19 pandemic and foreign currency effects.

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

Healthcare

Net sales for Healthcare increased 10.1% to $11.4 million during fiscal 2022, from $10.3 million during fiscal 2021. The increase in sales was primarily due to strong parts sales and an increase in demand for the ALTA 750DTM tubes. Gross margin as a percentage of net sales was 21.2% during fiscal 2022, compared to 25.1% during fiscal 2021. The decrease is primarily due to increased component scrap expenses.

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

Sales by Geographic Area

On a geographic basis, our sales are categorized by destination: North America; Asia/Pacific; Europe; Latin America; and Other.

Net sales by geographic area and percent change for fiscal 2022, fiscal 2021 and fiscal 2020 were as follows (in thousands):

Net Sales	FY 2022	FY 2021	FY 2020	FY22 vs. FY21 % Change	FY21 vs. FY20 % Change
North America	$98,527	$73,625	$65,259	33.8%	12.8%
Asia/Pacific	49,235	40,839	32,979	20.6%	23.8%
Europe	64,435	52,549	49,394	22.6%	6.4%
Latin America	12,439	9,651	8,308	28.9%	16.2%
Other (1)	(16)	273	(42)	(105.9%)	750.0%
Total	$224,620	$176,937	$155,898	26.9%	13.5%

Gross profit by geographic area and percent of geographic net sales for fiscal 2022, fiscal 2021 and fiscal 2020 were as follows (in thousands):

	FY 2022		FY 2021		FY 2020
Gross Profit (Loss)	Amount	% of Net Sales	Amount	% of Net Sales	Amount	% of Net Sales
North America	$36,548	37.1%	$28,639	38.9%	$24,494	37.5%
Asia/Pacific	15,728	31.9%	13,520	33.1%	10,629	32.2%
Europe	19,215	29.8%	16,958	32.3%	15,483	31.3%
Latin America	4,340	34.9%	3,405	35.3%	2,804	33.8%
Other (1)	(4,131)		(3,697)		(3,737)
Total	$71,700	31.9%	$58,825	33.2%	$49,673	31.9%

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) decreased during fiscal 2022 to $55.7 million from $55.9 million during fiscal 2021. However, when considering the non-recurrence of the $1.6 million legal settlement in fiscal 2021, the SG&A expense for fiscal 2022 was $1.4 million or 2.6% higher than fiscal 2021. This increase in SG&A expense from fiscal 2021 was mainly due to higher employee compensation expenses including incentive expense, partially offset by lower legal fees. SG&A as a percentage of sales decreased to 24.8% during fiscal 2022 as compared to 31.6% during fiscal 2021.

Selling, general and administrative expenses increased during fiscal 2021 to $55.9 million from $51.3 million during fiscal 2020. This increase included the $1.6 million legal settlement which is discussed in the following section. In addition to the $1.6 million legal settlement, SG&A expenses increased due to higher employee compensation expenses and higher legal fees, partially offset by lower travel and consulting expenses. SG&A as a percentage of sales decreased to 31.6% during fiscal 2021 as compared   to 32.9% during fiscal 2020.

Legal Settlement – Fiscal 2021

On April 2, 2021, as part of a settlement where the Company did not admit liability, Richardson agreed to pay Varex Imaging Corporation (“Varex”) $1.6 million to settle alleged counts of patent infringement and claims of trade secret misappropriation. This settlement was recorded in selling, general and administrative expenses within the Consolidated Statements of Comprehensive Income for the third quarter of fiscal 2021.

Other Income/Expense

Other income/expense was an expense of $0.2 million during fiscal 2022, compared to an expense of $0.6 million during fiscal 2021. Fiscal 2022 had $0.1 million of investment income compared to $0.1 million of investment income for fiscal 2021. Our foreign exchange gains and losses are primarily due to the translation of U.S. dollars held in non-U.S. entities. The foreign exchange loss reported for fiscal 2022 totaled $0.3 million, compared to a $0.8 million loss for fiscal 2021. We currently do not utilize derivative instruments to manage our exposure to foreign currency.

Income Tax Provision

Our income tax (benefit) provision during fiscal 2022, fiscal 2021 and fiscal 2020 was ($2.2 million), $0.7 million and     $0.6 million, respectively. The effective income tax rates during fiscal 2022, fiscal 2021 and fiscal 2020 were (13.7%), 28.3% and (51.4%), respectively. The difference between the effective income tax rates as compared to the U.S. federal statutory rate of 21.0% during fiscal 2022, fiscal 2021 and fiscal 2020 was primarily driven by the impact of valuation allowance changes related to   the realizability of our U.S. state and federal net deferred tax assets and changes in our geographical distribution of income (loss).

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

As of May 28, 2022, we have utilized all net deferred tax assets related to federal net operating loss (“NOL”) carryforwards, compared to $3.0 million as of May 29, 2021. Net deferred tax assets related to domestic state NOL carryforwards at May 28, 2022 amounted to approximately $2.4 million, compared to $3.9 million at May 29, 2021. Net deferred tax assets related to foreign NOL carryforwards as of May 28, 2022 totaled approximately $0.4 million with various or indefinite expiration dates. The amount of net deferred tax assets related to foreign NOL carryforwards was $0.4 million as of May 29, 2021. We also had a domestic net deferred tax asset of $1.8 million of foreign tax credit carryforwards as of both May 28, 2022 and May 29, 2021.

We have historically determined that undistributed earnings of our foreign subsidiaries, to the extent of cash available, will be repatriated to the U.S. The deferred tax liability on the outside basis difference is now primarily withholding tax on future dividend distributions. The deferred tax liability related to undistributed earnings of our foreign subsidiaries was less than $0.1 million in both fiscal 2022 and fiscal 2021.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to support a more likely than not assertion that its deferred tax assets will be realized. A significant component of objective evidence evaluated was the cumulative income or loss incurred in each jurisdiction over the three-year period ended May 28, 2022. We considered other positive evidence in determining the need for a valuation allowance in the U.S. including the subpart F and GILTI inclusions of our foreign earnings, the changes in our business performance in recent years, and the utilization of federal NOLs. The weight of this positive evidence is sufficient to outweigh other negative evidence in evaluating our need for a valuation allowance in the U.S. federal jurisdiction. As a result of the positive evidence outweighing the negative evidence for the year ended May 28, 2022, we have released the full valuation allowance on the U.S. federal and state deferred tax items. In addition, we partially released the valuation allowance on the state NOL deferred tax item, based on the amount of the NOLs that management believes it is more likely than not to realize. We have maintained a full valuation allowance against the foreign tax credit deferred tax asset based on negative evidence relating to the Company’s ability to utilize the foreign tax credit carryforward in the future.

As of May 28, 2022, a valuation allowance of $3.5 million was recorded, representing the portion of the deferred tax asset that management does not believe is more likely than not to be realized. The valuation allowance as of May 29, 2021 was $12.2 million. The remaining valuation allowance relates to foreign tax credits ($1.8 million), state NOLs ($0.2 million) and deferred tax assets in foreign jurisdictions where historical taxable losses have been incurred ($1.5 million). The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth.

Income taxes paid, including foreign estimated tax payments, were $1.5 million, $0.1 million and $1.0 million, during fiscal 2022, fiscal 2021 and fiscal 2020, respectively.

In the normal course of business, we are subject to examination by taxing authorities throughout the world. Generally, years prior to fiscal 2016 are closed for examination under the statute of limitation for U.S. federal, U.S. state and local or non-U.S. tax jurisdictions. We are currently under examination in Germany for fiscal 2015 through fiscal 2018. This audit is expected to be closed in the first quarter of fiscal 2023. Our primary foreign tax jurisdictions are Germany and the Netherlands. We have tax years open in Germany beginning in fiscal 2019 and the Netherlands beginning in fiscal 2018.

The uncertain tax positions as of both May 28, 2022 and May 29, 2021 were $0.1 million. We record penalties and interest related to uncertain tax positions in the income tax expense line item within the Consolidated Statements of Comprehensive Income (Loss). Accrued interest and penalties were included within the related tax liability line in the Consolidated Balance Sheets. We have not recorded a liability for interest and penalties as of May 28, 2022 or May 29, 2021.

Liquidity, Financial Position and Capital Resources

Our operations and cash needs have been primarily financed through income from operations and cash on hand.

Cash, cash equivalents and investments were $40.5 million at May 28, 2022. Cash, cash equivalents and investments by geographic area at May 28, 2022 consisted of $25.7 million in North America, $6.0 million in Europe, $1.5 million in Latin America and $7.3 million in Asia/Pacific. We repatriated a total of $1.5 million to the United States in fiscal 2022 from our foreign entities. This amount includes $0.7 million in the first quarter from our entity in China, $0.3 million in the second quarter from our entity in Taiwan and $0.5 million in the third quarter from our entity in Japan. Although the Tax Cuts and Jobs Act generally eliminated federal income tax on future cash repatriation to the United States, cash repatriation may be subject to state and local taxes, withholding or similar taxes. See Note 7, Income Taxes, of the notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further information.

Cash and cash equivalents were $43.3 million at May 29, 2021. Cash and cash equivalents by geographic area at May 29, 2021 consisted of $26.1 million in North America, $8.8 million in Europe, $1.2 million in Latin America and $7.2 million in Asia/Pacific. We repatriated a total of $0.9 million to the United States in fiscal 2021 from several of our foreign entities. This amount includes $0.7 million from our entities in Italy and South Korea in the third quarter of fiscal 2021 and $0.2 million from our entity in France in the fourth quarter of fiscal 2021.

The Company continues to monitor the impact of COVID-19, including the extent, duration and effectiveness of containment actions taken, the speed and extent of vaccination programs, the impact of the pandemic on its supply chain, manufacturing and distribution operations, customers and employees, as well as the U.S. economy in general. However, due to the uncertain and constantly evolving impacts of the COVID-19 pandemic across the globe, the Company cannot currently predict the long-term impact on its operations and financial results. The uncertainties associated with the COVID-19 pandemic and its effects include potential adverse effects on the overall economy, the Company’s supply chain, transportation services, employees and customers. The COVID-19 pandemic and its effects could adversely affect the Company’s revenues, earnings, liquidity and cash flows and may require significant actions in response, including expense reductions. Conditions surrounding COVID-19 change rapidly and additional impacts of which the Company is not currently aware may arise. Based on past performance and current expectations, we believe that the existing sources of liquidity, including current cash, will provide sufficient resources to meet known capital requirements and working capital needs through the next twelve months. Additionally, while our future capital requirements will depend on many factors, including, but not limited to, the economy and the outlook for growth in our markets, we believe our existing sources of liquidity as well as our ability to generate operating cash flows will satisfy our future obligations and cash requirements.

Cash Flows from Operating Activities

Cash flow from operating activities primarily resulted from our net income adjusted for non-cash items and changes in our operating assets and liabilities.

Operating activities provided $1.9 million of cash during fiscal 2022. We had net income of $17.9 million during fiscal 2022, which included non-cash stock-based compensation expense of $0.7 million associated with the issuance of stock option awards and restricted stock awards, $0.5 million of inventory provisions, and depreciation and amortization expense of $3.4 million associated with our property and equipment as well as amortization of our intangible assets. Changes in our operating assets and liabilities resulted in a use of cash of $16.5 million during fiscal 2022, primarily due to the increase in inventories of $20.6 million, an increase in accounts receivable of $6.2 million and an increase in prepaid expenses of $0.2 million. These uses of cash were partially offset by the increase in our accounts payable and accrued liabilities of $10.1 million. The majority of the inventory increase was to support our manufacturing, Canvys and PMG businesses. The increase in accounts receivable was primarily due to the sales increase in fiscal 2022. The increase in our accounts payable was due to higher inventory levels to support sales growth, and the increase in accrued liabilities was due to the higher employee compensation expenses and payroll taxes as well as increased deferred revenue.

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

Cash used by investing activities of $8.1 million during fiscal 2022 was mainly attributed to the $5.0 million purchase of a Certificate of Deposit (CD) and $3.1 million in capital expenditures. Capital expenditures were primarily related to our manufacturing, Healthcare business and IT systems.

Cash provided by investing activities of $13.4 million during fiscal 2021 included the proceeds from the maturities of investments of $25.0 million, partially offset by purchases of investments of $9.0 million and $2.6 million in capital expenditures. Capital expenditures were primarily related to our Healthcare business and IT systems.

Our purchases and proceeds from investments consist of time deposits and CDs. Purchasing of future investments may vary from period to period due to interest and foreign currency exchange rates.

Cash Flows from Financing Activities

The cash flow from financing activities primarily consists of cash dividends paid.

Cash used in financing activities of $0.4 million during fiscal 2022 resulted primarily from the $3.2 million used to pay dividends to shareholders, partially offset by proceeds from the issuance of common stock from stock option exercises.

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

Contractual Obligations

Contractual obligations are presented in the table below as of May 28, 2022 (in thousands):

	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years	Less Interest	Total
Lease obligations (1)	$1,244	1,870	75	17	(182)	$3,024
(1)	Lease obligations are related to certain warehouse and office facilities under non-cancelable operating leases as well as financing leases.

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

Allowance for Doubtful Accounts

Our allowance for doubtful accounts includes estimated losses that result from uncollectible receivables. The estimates are influenced by the following: continuing credit evaluation of customers’ financial conditions; aging of receivables, individually and in the aggregate; a large number of customers which are widely dispersed across geographic areas; and collectability and delinquency history by geographic area. Significant changes in one or more of these considerations may require adjustments affecting net income and net carrying value of accounts receivable. The allowance for doubtful accounts was approximately $0.2 million as of May 28, 2022 and $0.2 million as of May 29, 2021.

Revenue Recognition

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

The Company’s revenue includes the following streams:

•	Distribution
•	Manufacturing/assembly
•	Services revenue

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

Manufacturing/assembly typically includes the products that are manufactured or assembled in our manufacturing facility. These products can either be built to the customer’s prints/designs or are products that we stock in our warehouse to sell to any customer that places an order. The manufacturing business does not include a separate service bundled with the product sold or sold in addition to the product. Our contracts for customized products generally include termination provisions if a customer cancels its order. However, we recognize revenue at a point in time because the termination provisions normally do not require, upon cancelation, the customer to pay fees that are commensurate with the work performed. Each purchase order explicitly states the goods or service that we promise to transfer to the customer. The promises to the customer are limited only to those goods or service. The performance obligation is our promise to deliver both goods that were produced by the Company and resale of goods that we purchase from our suppliers. Our shipping and handling activities for destination shipments are performed prior to the customer obtaining control. As such, they are not a separate promised service. The Company elects to account for shipping and handling as activities to fulfill the promise to transfer the goods. The goods we provide to our customers are distinct in that our customers benefit from the goods we sell them through use in their own processes.

Repair, installation or training activities generate services revenue. The services we provide are relatively short in duration and typically completed in one or two weeks. Therefore, at each reporting date, the amount of unbilled work is insignificant. The services revenue has consistently accounted for less than 5% of the Company’s total revenues and is expected to continue at that level.

We record discounts taken based on historical experience. The policy varies by business unit. The Company allows returns with prior written authorization.

Inventories, net

Our consolidated inventories are stated at the lower of cost and net realizable value, generally using a weighted-average cost method. Our net inventories include approximately $66.6 million of finished goods, $8.0 million of raw materials and $5.8 million of work-in-progress as of May 28, 2022 as compared to approximately $57.0 million of finished goods, $3.9 million of raw materials and $2.6 million of work-in-progress as of May 29, 2021. The inventory reserve as of May 28, 2022 was $6.1 million compared to $5.9 million as of May 29, 2021.

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

We recorded provisions to our inventory reserves of $0.5 million, $1.0 million and $1.0 million during fiscal 2022, fiscal 2021 and fiscal 2020, respectively, which were included in cost of sales. The provisions were primarily for obsolete and slow-moving parts. The parts were written down to estimated realizable value.

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

New Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 (as amended by ASU 2018-19, ASU 2019-04, ASU 2019-05, ASU 2019-10, ASU 2019-11 and 2020-02) introduces a new forward-looking approach, based on expected losses, to estimate credit losses on certain types of financial instruments, including trade receivables. The estimate of expected credit losses will require entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. This ASU also expands the disclosure requirements to enable users of financial statements to understand the entity’s assumptions, models and methods for estimating expected credit losses. The new standard is effective for smaller reporting companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Early adoption is permitted. The Company is currently in the process of evaluating the impact of adoption on its consolidated financial statements.

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

Our foreign denominated assets and liabilities are cash and cash equivalents, accounts receivable, inventory, accounts payable and intercompany receivables and payables, as we conduct business in countries of the European Union, Asia/Pacific and,     to a lesser extent, Canada and Latin America. We do manage foreign exchange exposures by using currency clauses in certain sales contracts and we also have local debt to offset asset exposures. We have not used any derivative instruments nor entered into any forward contracts in fiscal 2022, fiscal 2021 or fiscal 2020.

Had the U.S. dollar changed unfavorably 10% against various foreign currencies, foreign denominated net sales would     have been lower by an estimated $12.1 million during fiscal 2022, an estimated $10.0 million during fiscal 2021 and an estimated $9.3 million during fiscal 2020. Total assets would have declined by an estimated $4.2 million as of the fiscal year ended May 28, 2022 and an estimated $4.2 million as of the fiscal year ended May 29, 2021, while the total liabilities would have decreased by an estimated $1.0 million as of the fiscal year ended May 28, 2022 and an estimated $1.1 million as of the fiscal year ended May 29, 2021.

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

Board of Directors and Stockholders

Richardson Electronics, Ltd.

LaFox, Illinois

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Richardson Electronics, Ltd. (the “Company”) as of May 28, 2022 and May 29, 2021, the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended May 28, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at May 28, 2022 and May 29, 2021, and the results of its operations and its cash flows for each of the three years in the period ended May 28, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of May 28, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated August 1, 2022 expressed an unqualified opinion thereon.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Estimation of Inventory Reserve - Power and Microwave Technologies ("PMT") Group

As described in Note 3 to the consolidated financial statements, the consolidated inventory balance as of May 28, 2022 was $80.4 million, net of $6.1 million in reserves. Inventories are stated at the lower of cost and net realizable value. Provisions for obsolete or slow-moving inventories are based upon regular analysis of stock rotation privileges, obsolescence, the exiting of certain markets and assumptions about future demand and market conditions. A number of products in the PMT segment represent trailing edge technology. PMT often buys products ahead of supplier price increases and extended lead times which can create higher levels of inventory. As technologies evolve and customers replace their capital equipment, the market for and resulting net realizable value of PMT's products may decline.

We have identified the Company's estimation of inventory reserve for the PMT segment as a critical audit matter due to the significant judgments required by management in estimating net realizable value for each individual inventory item. The Company's estimation of inventory reserve, performed on an item-by-item basis, requires inputs from operations personnel and an assessment of current market conditions and future industry trends, which can be difficult to predict given evolving technologies and the declining market for some products. Auditing this matter involved especially challenging auditor judgment due to the nature and extent of audit effort needed to evaluate the reasonableness of the assumptions and judgments made by management.

The primary procedures we performed to address this critical audit matter included:

•	Assessing the design and implementation of controls over the development of the Company’s estimation of inventory reserve.
•

Assessing the reasonableness of management's estimate by (i) discussing with operations personnel, including product and sales managers, their assessment as to viability of aged and slow-moving inventory, (ii) evaluating historical customer ordering trends and current uses, and (iii) for certain products, evaluating future product designs and stock rotation privileges.

•	Evaluating the reasonableness of management's estimate by performing a retrospective comparison of prior estimates to current period sales, write-offs, and inventory consumptions.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2015.

Chicago, Illinois

August 1, 2022

Richardson Electronics, Ltd.

Consolidated Balance Sheets

(in thousands, except per share amounts)

	May 28, 2022	May 29, 2021
Assets
Current assets:
Cash and cash equivalents	$35,495	$43,316
Accounts receivable, less allowance of $186 and $202, respectively	29,878	25,096
Inventories, net	80,390	63,508
Prepaid expenses and other assets	2,448	2,385
Investments - current	5,000	—
Total current assets	153,211	134,305
Non-current assets:
Property, plant and equipment, net	16,961	17,067
Intangible assets, net	2,010	2,270
Lease ROU asset	3,239	2,570
Non-current deferred income taxes	4,398	541
Total non-current assets	26,608	22,448
Total assets	$179,819	$156,753
Liabilities
Current liabilities:
Accounts payable	$23,987	$16,979
Accrued liabilities	16,110	14,182
Lease liability current	1,109	1,066
Total current liabilities	41,206	32,227
Non-current liabilities:
Non-current deferred income tax liabilities	85	242
Lease liability non-current	1,915	1,358
Other non-current liabilities	766	1,366
Total non-current liabilities	2,766	2,966
Total liabilities	43,972	35,193
Stockholders’ Equity
Common stock, $0.05 par value; issued and outstanding 11,649 shares at May 28, 2022 and 11,160 shares at May 29, 2021	582	558
Class B common stock, convertible, $0.05 par value; issued and outstanding 2,053 shares at May 28, 2022 and 2,097 shares at May 29, 2021	103	105
Preferred stock, $1.00 par value, no shares issued	—	—
Additional paid-in-capital	66,331	62,707
Retained earnings	68,031	53,297
Accumulated other comprehensive income	800	4,893
Total stockholders' equity	135,847	121,560
Total liabilities and stockholders’ equity	$179,819	$156,753

Richardson Electronics, Ltd.

Consolidated Statements of Comprehensive Income (Loss)

(in thousands, except per share amounts)

	Fiscal Year Ended
	May 28, 2022	May 29, 2021	May 30, 2020
Net sales	$224,620	$176,937	$155,898
Cost of sales	152,920	118,112	106,225
Gross profit	71,700	58,825	49,673
Selling, general and administrative expenses	55,723	55,925	51,327
Loss on disposal of assets	20	13	3
Operating income (loss)	15,957	2,887	(1,657)
Other expense (income):
Investment/interest income	(80)	(76)	(377)
Foreign exchange loss (gain)	273	759	(15)
Other, net	5	(104)	(51)
Total other expense (income)	198	579	(443)
Income (loss) before income taxes	15,759	2,308	(1,214)
Income tax (benefit) provision	(2,168)	653	624
Net income (loss)	17,927	1,655	(1,838)
Foreign currency translation (loss) gain, net of tax	(4,093)	3,403	(900)
Comprehensive income (loss)	$13,834	$5,058	$(2,738)

Net income (loss) per share:
Common shares - Basic	$1.35	$0.13	$(0.14)
Class B common shares - Basic	1.21	0.11	(0.13)
Common shares - Diluted	1.31	0.13	(0.14)
Class B common shares - Diluted	1.18	0.11	(0.13)

Weighted average number of shares:
Common shares - Basic	11,395	11,105	11,026
Class B common shares - Basic	2,080	2,097	2,097
Common shares - Diluted	11,825	11,164	11,026
Class B common shares - Diluted	2,080	2,097	2,097

Dividends per share:
Common share	$0.24	$0.24	$0.24
Class B common share	0.22	0.22	0.22

Richardson Electronics, Ltd.

Consolidated Statements of Cash Flows

(in thousands)

	Fiscal Year Ended
	May 28, 2022	May 29, 2021	May 30, 2020
Operating activities:
Net income (loss)	$17,927	$1,655	$(1,838)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	3,423	3,424	3,386
Inventory provisions	462	1,041	1,013
Loss on disposal of assets	20	13	3
Share-based compensation expense	654	675	683
Deferred income taxes	(4,042)	(1)	(7)
Change in assets and liabilities:
Accounts receivable	(6,183)	(4,198)	3,895
Inventories	(20,571)	(4,861)	(5,452)
Prepaid expenses and other assets	(228)	103	620
Accounts payable	7,671	(565)	631
Accrued liabilities	2,420	3,572	(889)
Other	358	(26)	(122)
Net cash provided by operating activities	1,911	832	1,923
Investing activities:
Capital expenditures	(3,120)	(2,632)	(1,776)
Proceeds from maturity of investments	—	25,000	21,000
Purchases of investments	(5,000)	(9,000)	(29,000)
Net cash (used in) provided by investing activities	(8,120)	13,368	(9,776)
Financing activities:
Payment of financing lease principal	(151)	(181)	(166)
Proceeds from issuance of common stock	2,992	289	59
Cash dividends paid on Common and Class B Common shares	(3,193)	(3,122)	(3,101)
Net cash used in financing activities	(352)	(3,014)	(3,208)
Effect of exchange rate changes on cash and cash equivalents	(1,260)	1,595	(423)
(Decrease) increase in cash and cash equivalents	(7,821)	12,781	(11,484)
Cash and cash equivalents at beginning of period	43,316	30,535	42,019
Cash and cash equivalents at end of period	$35,495	$43,316	$30,535

Supplemental Disclosure of Cash Flow Information:
Cash paid during the fiscal year for:
Income taxes	$1,484	$106	$1,018

Richardson Electronics, Ltd.

Consolidated Statements of Stockholders’ Equity

(in thousands, except per share amounts)

	Common	Class B Common	Par Value	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance June 1, 2019:	10,957	2,097	$652	$61,012	$59,703	$2,390	$123,757
Comprehensive income
Net loss	—	—	—	—	(1,838)	—	(1,838)
Foreign currency translation	—	—	—	—	—	(900)	(900)
Share-based compensation:
Restricted stock	—	—	—	455	—	—	455
Stock options	—	—	—	228	—	—	228
Common stock:
Options exercised	10	—	1	58	—	—	59
Restricted stock issuance	71	—	4	(4)	—	—	—
Dividends paid to:
Common ($0.24 per share)	—	—	—	—	(2,648)	—	(2,648)
Class B ($0.22 per share)	—	—	—	—	(453)	—	(453)
Balance May 30, 2020:	11,038	2,097	$657	$61,749	$54,764	$1,490	$118,660
Comprehensive income
Net income	—	—	—	—	1,655	—	1,655
Foreign currency translation	—	—	—	—	—	3,403	3,403
Share-based compensation:
Restricted stock	—	—	—	483	—	—	483
Stock options	—	—	—	192	—	—	192
Common stock:
Options exercised	49	—	2	287	—	—	289
Restricted stock issuance	73	—	4	(4)	—	—	—
Dividends paid to:
Common ($0.24 per share)	—	—	—	—	(2,669)	—	(2,669)
Class B ($0.22 per share)	—	—	—	—	(453)	—	(453)
Balance May 29, 2021:	11,160	2,097	$663	$62,707	$53,297	$4,893	$121,560
Comprehensive income
Net income	—	—	—	—	17,927	—	17,927
Foreign currency translation	—	—	—	—	—	(4,093)	(4,093)
Share-based compensation:
Restricted stock	—	—	—	444	—	—	444
Stock options	—	—	—	210	—	—	210
Common stock:
Options exercised	373	—	18	2,974	—	—	2,992
Restricted stock issuance	72	—	4	(4)	—	—	—
Class B converted to common	44	(44)	—	—	—	—	—
Dividends paid to:
Common ($0.24 per share)	—	—	—	—	(2,745)	—	(2,745)
Class B ($0.22 per share)	—	—	—	—	(448)	—	(448)
Balance May 28, 2022	11,649	2,053	$685	$66,331	$68,031	$800	$135,847

Richardson Electronics, Ltd.

Notes to Consolidated Financial Statements

1.	DESCRIPTION OF THE COMPANY

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

We have three operating and reportable segments. Starting with our first quarter earnings release in October for fiscal 2023, we will introduce our new Green Energy Solutions (“GES”) segment. This segment is carved out of our existing PMT segment as we continue to focus on power management applications that support the green energy market globally. Accordingly, in the first quarter of fiscal 2023, we will begin reporting on four segments.

The three operating and reportable segments for fiscal 2022, fiscal 2021 and fiscal 2020 are defined as follows:

Power and Microwave Technologies (“PMT”) combines our core engineered solutions capabilities, power grid and microwave tube business with new disruptive RF, Wireless and Power technologies. As a designer, manufacturer, technology partner and authorized distributor, PMT’s strategy is to provide specialized technical expertise and engineered solutions based on our core engineering and manufacturing capabilities on a global basis. We provide solutions and add value through design-in support, systems integration, prototype design and manufacturing, testing, logistics and aftermarket technical service and repair—all through our existing global infrastructure. PMT’s focus is on products for power, RF and microwave applications for customers in 5G, alternative energy, aviation, broadcast, communications, industrial, marine, medical, military, scientific and semiconductor markets. PMT focuses on various applications including broadcast transmission, CO2 laser cutting, diagnostic imaging, dielectric and induction heating, high energy transfer, high voltage switching, plasma, power conversion, radar and radiation oncology. PMT also offers its customers technical services for both microwave and industrial equipment.

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

Customer Concentration: No one customer represented more than 10 percent of our total accounts receivable balance as of May 28, 2022 or May 29, 2021. No one customer accounted for more than 10 percent of the Company’s consolidated net sales in  fiscal 2022, fiscal 2021 or fiscal 2020.

Supplier Concentration: One of our suppliers represented 11 percent of our total cost of sales in fiscal 2022, 15 percent in fiscal 2021 and 16 percent in fiscal 2020. The amount owed to this supplier was approximately $1.4 million as of May 28, 2022 and $2.1 million as of May 29, 2021.
2.	BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP for all fiscal years presented. The consolidated financial statements include our wholly owned subsidiaries. All intercompany transactions and account balances have been eliminated in consolidation.

Our fiscal year 2022 began on May 30, 2021 and ended on May 28, 2022, our fiscal year 2021 began on May 31, 2020 and ended on May 29, 2021 and our fiscal year 2020 began on June 2, 2019 and ended on May 30, 2020. Unless otherwise noted, all references to a particular year in this document shall mean our fiscal year.
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

Fair Values of Financial Instruments: The fair values of financial instruments are determined based on quoted market prices and market interest rates as of the end of the reporting period. Our financial instruments include investments, accounts receivable, accounts payable and accrued liabilities. The fair values of these financial instruments approximate carrying values at   May 28, 2022 and May 29, 2021.

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

Allowance for Doubtful Accounts: Our allowance for doubtful accounts includes estimated losses that result from uncollectible receivables. The estimates are influenced by the following: continuing credit evaluation of customers’ financial conditions; aging of receivables, individually and in the aggregate; a large number of customers which are widely dispersed across geographic areas; and collectability and delinquency history by geographic area. Significant changes in one or more of these considerations may require adjustments affecting net income and net carrying value of accounts receivable. The allowance for doubtful accounts was approximately $0.2 million as of May 28, 2022 and $0.2 million as of May 29, 2021.

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

The Company’s revenue includes the following streams:

•	Distribution
•	Manufacturing/assembly
•	Services revenue

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

Manufacturing/assembly typically includes the products that are manufactured or assembled in our manufacturing facility. These products can either be built to the customer’s prints/designs or are products that we stock in our warehouse to sell to any customer that places an order. The manufacturing business does not include a separate service bundled with the product sold or sold in addition to the product. Our contracts for customized products generally include termination provisions if a customer cancels its order. However, we recognize revenue at a point in time because the termination provisions normally do not require, upon cancelation, the customer to pay fees that are commensurate with the work performed. Each purchase order explicitly states the goods or service that we promise to transfer to the customer. The promises to the customer are limited only to those goods or service. The performance obligation is our promise to deliver both goods that were produced by the Company and resale of goods that we purchase from our suppliers. Our shipping and handling activities for destination shipments are performed prior to the customer obtaining control. As such, they are not a separate promised service. The Company elects to account for shipping and handling as activities to fulfill the promise to transfer the goods. The goods we provide to our customers are distinct in that our customers benefit from the goods we sell them through use in their own processes.

Repair, installation or training activities generate services revenue. The services we provide are relatively short in duration and typically completed in one or two weeks. Therefore, at each reporting date, the amount of unbilled work is insignificant. The services revenue has consistently accounted for less than 5% of the Company’s total revenues and is expected to continue at that level.

We record discounts taken based on historical experience. The policy varies by business unit. The Company allows returns with prior written authorization. We estimate returns based on historical experience. The Company maintains a reserve for returns based on historical trends that covers all contracts and revenue streams using the expected value method because we have a large number of contracts with similar characteristics, which is considered variable consideration. The reserve for returns creates a refund liability on our balance sheet as a contra Trade Accounts Receivable as well as an asset in inventory. We value the inventory at cost due to there being minimal or no costs to the Company as we generally require the customer to pay freight and we typically do not have costs associated with activities such as relabeling or repackaging. The reserve is considered immaterial at each balance sheet date. Returns for defective product are typically covered by our suppliers’ warranty, thus, returns for defective product are not factored into our reserve.

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

Contract Liabilities: Contract liabilities and revenue recognized were as follows (in thousands):

	May 29, 2021	Additions	Revenue Recognized	May 28, 2022
Contract liabilities (deferred revenue)	$3,313	$6,917	$(5,264)	$4,966

See Note 9, Segment and Geographic Information, for a disaggregation of revenue by reportable segment and geographic region, which represents how our chief operating decision maker reviews information internally to evaluate our financial performance and to make resource allocation and other decisions for the Company.

Foreign Currency Translation: The functional currency is the local currency at all foreign locations, with the exception of Hong Kong, where the functional currency is the U.S. dollar. Balance sheet items for our foreign entities, included in our consolidated balance sheets, are translated into U.S. dollars at end-of-period spot rates. Gains and losses resulting from translation of foreign subsidiary financial statements are credited or charged directly to accumulated other comprehensive income, a component of stockholders’ equity. Revenues and expenses are translated at the current rate on the date of the transaction. Gains and losses resulting from foreign currency transactions are included in income. Foreign exchange (gain) loss reflected in our consolidated statements of comprehensive income (loss) were $0.3 million loss during fiscal 2022, a $0.8 million loss during fiscal 2021 and a small gain during fiscal 2020.

Shipping and Handling Fees and Costs: Shipping and handling costs billed to customers are reported as revenue and the related costs are reported as a component of cost of sales.

Inventories, net: Our consolidated inventories are stated at the lower of cost and net realizable value, generally using a weighted-average cost method. Our net inventories include approximately $66.6 million of finished goods, $8.0 million of raw materials and $5.8 million of work-in-progress as of May 28, 2022 as compared to approximately $57.0 million of finished goods, $3.9 million of raw materials and $2.6 million of work-in-progress as of May 29, 2021. The inventory reserve as of May 28, 2022   was $6.1 million compared to $5.9 million as of May 29, 2021.

Provisions for obsolete or slow-moving inventories are recorded based upon regular analysis of stock rotation privileges, obsolescence, the exiting of certain markets and assumptions about future demand and market conditions. If future demand changes in the industry or market conditions differ from management’s estimates, additional provisions may be necessary.

We recorded provisions to our inventory reserves of $0.5 million, $1.0 million and $1.0 million during fiscal 2022, fiscal 2021 and fiscal 2020, respectively, which were included in cost of sales. The provisions were primarily for obsolete and slow-moving parts. The parts were written down to estimated realizable value.

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

Investments: As of May 28, 2022, we had $5.0 million invested in a Certificate of Deposit (CD), which will mature in less than twelve months. As of May 29, 2021, we had no investments, as we liquidated our investments in the fourth quarter of fiscal 2021.

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

Property, Plant and Equipment: Property, plant and equipment are stated at cost, net of accumulated depreciation. Improvements and replacements are capitalized while expenditures for maintenance and repairs are charged to expense as incurred. Provisions for depreciation are computed using the straight-line method over the estimated useful life of the asset. Depreciation expense was approximately $3.2 million, $3.2 million and $3.1 million during fiscal 2022, fiscal 2021 and fiscal 2020, respectively.

Property, plant and equipment consist of the following (in thousands):

	May 28, 2022	May 29, 2021
Land and improvements	$1,385	$1,385
Buildings and improvements	23,002	22,837
Computer, communications equipment and software	11,186	11,029
Machinery and other equipment	16,215	14,930
Construction in progress	1,991	1,429
	53,779	51,610
Accumulated depreciation	(36,818)	(34,543)
Property, plant, and equipment, net	$16,961	$17,067

Construction in progress at May 28, 2022 includes $1.0 million for manufacturing facilities, $0.5 million for Healthcare initiatives and $0.3 million for IT systems. All projects are expected to be completed before the end of fiscal 2023.

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

Accrued Liabilities: Accrued liabilities consist of the following (in thousands):

	May 28, 2022	May 29, 2021
Compensation and payroll taxes	$5,519	$4,945
Accrued severance	678	685
Professional fees	470	533
Deferred revenue	4,966	3,313
Other accrued expenses	4,477	4,706
Accrued Liabilities	$16,110	$14,182

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

Changes in the warranty reserve during fiscal 2022 and fiscal 2021 were as follows (in thousands):

Warranty Reserve
Balance at May 30, 2020	$466
Accruals for products sold	121
Utilization	(39)
Balance at May 29, 2021	$548
Accruals for products sold	160
Utilization	(32)
Balance at May 28, 2022	$676

Other Non-Current Liabilities: Other non-current liabilities of $0.8 million at May 28, 2022 and $1.4 million at May 29, 2021, primarily represent employee-benefits obligations in various non-US locations.

Share-Based Compensation: We measure and recognize share-based compensation cost at fair value for all share-based payments, including stock options and restricted stock awards. We estimate fair value using the Black-Scholes option-pricing model, which requires assumptions such as expected volatility, risk-free interest rate, expected life and dividends. Compensation cost is recognized using a graded vesting schedule over the applicable vesting period. Share-based compensation expense totaled approximately $0.7 million during fiscal 2022, $0.7 million during fiscal 2021 and $0.7 million during fiscal 2020.

Stock options granted generally vest over a period of five years and have contractual terms to exercise of 10 years. A summary of stock option activity is as follows (in thousands, except option prices and years):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (1)
Options Outstanding at June 1, 2019	1,364	$9.08
Granted	187	5.61
Exercised	(10)	5.67
Cancelled	(114)	6.87
Options Outstanding at May 30, 2020	1,427	$8.83
Granted	188	4.26
Exercised	(49)	5.93
Forfeited	(7)	5.96
Cancelled	(104)	12.53
Options Outstanding at May 29, 2021	1,455	$8.08
Granted	185	7.66
Exercised	(373)	8.01
Forfeited	(35)	6.51
Cancelled	(84)	11.65
Options Outstanding at May 28, 2022	1,148	$7.82	5.7	$7,082
Options Vested at May 28, 2022	676	$8.73	4.1	$3,551

(1)

Includes only those options that were in-the-money as of May 28, 2022. Stock options for which the exercise price exceeded the market price have been omitted. Fluctuations in the intrinsic value of both outstanding and exercisable options may result from changes in underlying stock price and timing and volume of option grants, exercises and forfeitures.

There were 373,489 stock options exercised during fiscal 2022, with cash received of $3.0 million. The total intrinsic value    of options exercised was $1.9 million during fiscal 2022, $0.1 million for fiscal 2021 and less than $0.1 million for fiscal 2020. The weighted average fair value of stock option grants was $1.50 during fiscal 2022, $0.49 during fiscal 2021 and $0.81 during fiscal 2020. As of May 28, 2022, total unrecognized compensation costs related to unvested stock options and restricted stock awards was approximately $0.9 million, which is expected to be recognized over the remaining weighted average period of approximately two to four years. The total grant date fair value of stock options vested during fiscal 2022 was $0.2 million.

The fair value of stock options is estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Fiscal Year Ended
	May 28, 2022	May 29, 2021	May 30, 2020
Expected volatility	29.00%	27.72%	24.48%
Risk-free interest rate	0.97%	0.45%	1.91%
Expected lives (years)	6.50	6.50	6.50
Annual cash dividend	$0.24	$0.24	$0.24

The expected volatility assumptions are based on historical experience commensurate with the expected term. The risk-free interest rate is based on the yield of a treasury note with a remaining term equal to the expected life of the stock option. The expected stock option life assumption is based on the Securities and Exchange Commission’s (“SEC”) guidance in Staff Accounting Bulletin (“SAB”) No. 107 (“SAB No. 107”). For stock options granted during fiscal 2022, fiscal 2021 and fiscal 2020, we believe that our historical stock option experience does not provide a reasonable basis upon which to estimate expected term.

The following table summarizes information about stock options outstanding at May 28, 2022 (in thousands, except option prices and years):

	Outstanding				Vested
Exercise Price Range	Shares	Weighted Average Exercise Price	Weighted Average Life	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Weighted Average Life	Aggregate Intrinsic Value
$4.26 to $6.47	389	$5.11	7.2	$3,455	152	$5.38	6.6	$1,310
$6.90 to $10.01	573	8.44	6.2	3,178	338	8.68	4.8	1,792
$11.14 to $13.76	186	11.57	0.9	449	186	11.57	0.9	449
Total	1,148	$7.82	5.7	$7,082	676	$8.73	4.1	$3,551

As of May 28, 2022 a summary of restricted stock award transactions was as follows (in thousands):

Unvested Restricted Shares
Unvested at May 30, 2020	142
Granted	73
Vested	(71)
Unvested at May 29, 2021	144
Granted	72
Vested	(71)
Unvested at May 28, 2022	145

Compensation effects arising from issuing stock awards have been charged against income and recorded as additional paid-in-capital in the consolidated statements of stockholders’ equity during fiscal 2022, fiscal 2021 and fiscal 2020.

The Employees’ Amended and Restated 2011 Long-Term Incentive Compensation Plan (the “Plan”) authorizes the issuance of up to 3,500,000 shares as incentive stock options, non-qualified stock options or stock awards. Under this plan, 1,302,000 shares are reserved for future issuance. The Plan authorizes the granting of stock options at the fair market value at the date of grant. Generally, these options become exercisable over five years and expire up to 10 years from the date of grant. Restricted stock awards vest on the anniversary of the grant date in three equal installments.

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

The earnings per share (“EPS”) presented in our consolidated statements of comprehensive income (loss) are based on the following (in thousands, except per share amounts):

	For the Fiscal Year Ended
	May 28, 2022		May 29, 2021		May 30, 2020
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Numerator for Basic and Diluted EPS:
Net income (loss)	$17,927	$17,927	$1,655	$1,655	$(1,838)	$(1,838)
Less dividends:
Common stock	2,745	2,745	2,669	2,669	2,648	2,648
Class B common stock	448	448	453	453	453	453
Undistributed earnings (loss)	$14,734	$14,734	$(1,467)	$(1,467)	$(4,939)	$(4,939)

Common stock undistributed earnings (loss)	$12,655	$12,720	$(1,254)	$(1,255)	$(4,217)	$(4,217)
Class B common stock undistributed earnings (loss)	2,079	2,014	(213)	(212)	(722)	(722)
Total undistributed earnings (loss)	$14,734	$14,734	$(1,467)	$(1,467)	$(4,939)	$(4,939)

Denominator for Basic and Diluted EPS:
Common stock weighted average shares	11,395	11,395	11,105	11,105	11,026	11,026
Effect of dilutive securities
Dilutive stock options		430		59		—
Denominator for diluted EPS adjusted for weighted average shares and assumed conversions		11,825		11,164		11,026
Class B common stock weighted average shares, and shares under if-converted method for diluted EPS	2,080	2,080	2,097	2,097	2,097	2,097

Net income (loss) per share:
Common stock	$1.35	$1.31	$0.13	$0.13	$(0.14)	$(0.14)
Class B common stock	$1.21	$1.18	$0.11	$0.11	$(0.13)	$(0.13)

Note:

There were no common stock options that were anti-dilutive for fiscal 2022. For fiscal 2021 and fiscal 2020, the common stock options that were anti-dilutive and not included in diluted earnings per common share were 0 and 1,120, respectively.

New Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 (as amended by ASU 2018-19, ASU 2019-04, ASU 2019-05, ASU 2019-10, ASU 2019-11 and 2020-02) introduces a new forward-looking approach, based on expected losses, to estimate credit losses on certain types of financial instruments, including trade receivables. The estimate of expected credit losses will require entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. This ASU also expands the disclosure requirements to enable users of financial statements to understand the entity’s assumptions, models and methods for estimating expected credit losses. The new standard is effective for smaller reporting companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Early adoption is permitted. The Company is currently in the process of evaluating the impact of adoption on its consolidated financial statements.

4.	RELATED PARTY TRANSACTION

On June 15, 2015, the Company entered into a lease agreement for the IMES facility with LDL, LLC. That lease agreement was extended for five years in fiscal 2021. The Company shall be entitled to extend the term of the lease for a period of an additional five years by notifying the landlord in writing of its intention to do so within six months of the expiration of the term. The Executive Vice President of IMES, Lee A. McIntyre III (former owner of IMES), has an ownership interest in LDL, LLC. Mr. McIntyre will be departing from the Company in fiscal year 2023, effective as of September 24, 2022. The lease agreement provides for monthly payments over five years with total future minimum lease payments of $0.5 million. Rental expense related to this lease amounted to $0.2 million for the fiscal year ended May 28, 2022 and $0.1 million for fiscal years ended May 29, 2021 and May 30, 2020.

5.	INTANGIBLE ASSETS

Intangible assets are initially recorded at their fair market values determined by quoted market prices in active markets, if available, or recognized valuation models. Intangible assets that have finite useful lives are amortized over their useful lives and are tested for impairment when events or changes in circumstances occur that indicate possible impairment. No impairment was recognized in fiscal 2022, fiscal 2021 or fiscal 2020.

Our intangible assets represent the fair value for trade name, customer relationships, non-compete agreements and technology acquired in connection with our acquisitions. Intangible assets subject to amortization were as follows (in thousands):

	May 28, 2022	May 29, 2021
Gross Amounts:
Trade Name	$659	$659
Customer Relationships (1)	3,393	3,426
Non-compete Agreements	177	177
Technology	230	230
Total Gross Amounts	$4,459	$4,492

Accumulated Amortization:
Trade Name	$659	$659
Customer Relationships	1,453	1,249
Non-compete Agreements	177	177
Technology	160	137
Total Accumulated Amortization	$2,449	$2,222

Net Intangible Assets	$2,010	$2,270

                (1) Change from prior periods reflect impact of foreign currency translation.

Companies must perform the annual test for impairment for indefinite life intangible assets, for which the Company has none, as well as test definite life assets for impairment in the event of a “trigger event” such as adverse changes in the business climate or market which might negatively impact the value of a reporting unit. We determined that the intangible assets were not impaired as of May 28, 2022 on the basis that no adverse events or changes in circumstances were identified that could indicate that the carrying amounts of such assets may not be recoverable.

The amortization expense associated with the intangible assets subject to amortization for the next five years is presented in the following table (in thousands):

Fiscal Year	Amortization Expense
2023	$245
2024	232
2025	219
2026	185
2027	173
Thereafter	956
Total amortization expense	$2,010

The amortization expense associated with the intangible assets totaled approximately $0.2 million during fiscal 2022, fiscal 2021 and fiscal 2020. The weighted average number of years of amortization expense remaining is 11.6 years.

6.	LEASE OBLIGATIONS AND OTHER COMMITMENTS

The Company leases real and personal property in the normal course of business under various operating and financing leases. The Company uses operating leases for facility space and automobiles. Most of the leased facility space is for sales and general office use. Automobile leases are used throughout the Company. Financing leases are used for computer servers.

Several leases include renewal clauses which vary in length and may not include specific rent renewal amounts. The Company will revise the value of the right of use assets and associated lease liabilities when the Company determines it is reasonably certain of renewal.

The gross amounts of assets and liabilities related to both operating and financing leases at May 28, 2022 and May 29, 2021 were as follows (in thousands):

Lease Type	May 28, 2022	May 29, 2021
Operating lease ROU asset	$3,024	$2,262
Financing lease ROU asset	215	308
Total Lease ROU asset	$3,239	$2,570

Operating lease liability current	$1,109	$918
Financing lease liability current	—	148
Total lease liability current	$1,109	$1,066

Operating lease liability non-current	$1,915	$1,358
Financing lease liability non-current	—	—
Total lease liability non-current	$1,915	$1,358

The components of lease costs for fiscal 2022 and fiscal 2021 were as follows (in thousands):

Lease Type	Classification	Fiscal Year Ended May 28, 2022	Fiscal Year Ended May 29, 2021
Consolidated operating lease expense	Operating expenses	$1,781	$1,939

Consolidated financing lease amortization	Operating expenses	92	92
Consolidated financing lease interest	Interest expense	3	11
Consolidated financing lease expense		95	103

Net lease cost		$1,876	$2,042

Rent expense for fiscal 2022, fiscal 2021 and fiscal 2020 was $1.6 million, $1.7 million, and $1.8 million, respectively.

Our future lease commitments for minimum rentals, including common area maintenance charges and property taxes during the next five years are as follows (in thousands):

Fiscal Year	Operating Leases
2023	$1,244
2024	872
2025	610
2026	388
2027	75
Thereafter	17
Total lease payments	3,206
Less imputed interest	182
Net minimum lease payments	$3,024

The weighted average remaining lease terms and interest rates of leases held by the Company as of May 28, 2022 were as follows:

Lease Type	Weighted Average Remaining Lease Term in Years	Weighted Average Interest Rate
Operating leases	3.2	4.4%

The cash outflows of the leasing activity of the Company as lessee for fiscal 2022 and fiscal 2021 were as follows (in thousands):

		Fiscal Year Ended
Cash Flow Source	Classification	May 28, 2022	May 29, 2021
Operating cash flows from operating leases	Operating activities	$747	$831
Operating cash flows from financing leases	Operating activities	148	170
Finance cash flows from financing leases	Financing activities	151	181

7.	INCOME TAXES

Income (loss) before income taxes included the following components (in thousands):

	Fiscal Year Ended
	May 28, 2022	May 29, 2021	May 30, 2020
United States	$12,299	$1,077	$(3,716)
Foreign	3,460	1,231	2,502
Income (loss) before income taxes	$15,759	$2,308	$(1,214)

The provision for income taxes for fiscal 2022, fiscal 2021 and fiscal 2020 consisted of the following (in thousands):

	Fiscal Year Ended
	May 28, 2022	May 29, 2021	May 30, 2020
Current:
Federal	$(4,213)	$108	$—
State	950	—	—
Foreign	1,038	665	616
Total current	(2,225)	773	616
Deferred:
Federal	—	—	(88)
Foreign	57	(120)	96
Total deferred	57	(120)	8
Income tax (benefit) provision	$(2,168)	$653	$624

The differences between income taxes at the U.S. federal statutory income tax rate of 21.0% for fiscal 2022, fiscal 2021 and fiscal 2020 and the reported income tax provision for fiscal 2022, fiscal 2021 and fiscal 2020, are summarized as follows:

	Fiscal Year Ended
	May 28, 2022	May 29, 2021	May 30, 2020
Federal statutory rate	21.0%	21.0%	21.0%
Effect of:
State income taxes, net of federal tax benefit	5.5	21.6	6.6
Foreign taxes at other rates	4.5	10.5	(15.3)
Permanent tax differences	(2.0)	18.3	(41.1)
Change in valuation allowance for deferred tax assets	(43.1)	(49.7)	(29.8)
Return to provision adjustments	0.2	2.2	1.4
Other	0.2	4.4	5.8
Effective tax rate	(13.7)%	28.3%	(51.4)%

  Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Our deferred tax assets and liabilities reflect operations as of May 28, 2022 and May 29, 2021. Significant components were as follows (in thousands):

	Fiscal Year Ended
	May 28, 2022	May 29, 2021
Deferred tax assets:
NOL carryforwards - foreign and domestic	$2,796	$7,362
Inventory valuations	1,571	1,501
Goodwill	1,182	1,286
Foreign tax credits	1,782	1,782
Severance reserve	183	185
Foreign capital loss	1,224	1,261
Other	1,480	1,469
Subtotal	10,218	14,846
Valuation allowance - foreign and domestic	(3,474)	(12,225)
Net deferred tax assets after valuation allowance	6,744	2,621
Deferred tax liabilities:
Accelerated depreciation	(2,406)	(2,279)
Tax on undistributed earnings	(24)	(24)
Other	(1)	18
Subtotal	(2,431)	(2,285)
Net deferred tax assets	$4,313	$336
Supplemental disclosure of net deferred tax assets, excluding valuation allowance:
Domestic	$6,017	$10,653
Foreign	1,770	1,913
Total	$7,787	$12,566

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

As of May 28, 2022, we have utilized all net deferred tax assets related to federal net operating loss (“NOL”) carryforwards, compared to $3.0 million as of May 29, 2021. Net deferred tax assets related to domestic state NOL carryforwards at May 28, 2022 amounted to approximately $2.4 million, compared to $3.9 million at May 29, 2021. Net deferred tax assets related to foreign NOL carryforwards as of May 28, 2022 totaled approximately $0.4 million with various or indefinite expiration dates. The amount of net deferred tax assets related to foreign NOL carryforwards was $0.4 million as of May 29, 2021. We also had a domestic net deferred tax asset of $1.8 million of foreign tax credit carryforwards as of both May 28, 2022 and May 29, 2021.

We have historically determined that undistributed earnings of our foreign subsidiaries, to the extent of cash available, will be repatriated to the U.S. The deferred tax liability on the outside basis difference is now primarily withholding tax on future dividend distributions. The deferred tax liability related to undistributed earnings of our foreign subsidiaries was less than $0.1 million in both fiscal 2022 and fiscal 2021.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to support a more likely than not assertion that its deferred tax assets will be realized. A significant component of objective evidence evaluated was the cumulative income or loss incurred in each jurisdiction over the three-year period ended May 28, 2022. We considered other positive evidence in determining the need for a valuation allowance in the U.S. including the subpart F and GILTI inclusions of our foreign earnings, the changes in our business performance in recent years, and the utilization of federal NOLs. The weight of this positive evidence is sufficient to outweigh other negative evidence in evaluating our need for a valuation allowance in the U.S. federal jurisdiction. As a result of the positive evidence outweighing the negative evidence for the year ended May 28,

2022, we have released the full valuation allowance on the U.S. federal and state deferred tax items. In addition, we partially released the valuation allowance on the state NOL deferred tax item, based on the amount of the NOLs that management believes it is more likely than not to realize. We have maintained a full valuation allowance against the foreign tax credit deferred tax asset based on negative evidence relating to the Company’s ability to utilize the foreign tax credit carryforward in the future.

As of May 28, 2022, a valuation allowance of $3.5 million was recorded, representing the portion of the deferred tax asset that management does not believe is more likely than not to be realized. The valuation allowance as of May 29, 2021 was $12.2  million. The remaining valuation allowance relates to foreign tax credits ($1.8 million), state NOLs ($0.2 million) and deferred tax assets in foreign jurisdictions where historical taxable losses have been incurred ($1.5 million). The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth.

Income taxes paid, including foreign estimated tax payments, were $1.5 million, $0.1 million and $1.0 million, during fiscal 2022, fiscal 2021 and fiscal 2020, respectively.

In the normal course of business, we are subject to examination by taxing authorities throughout the world. Generally, years prior to fiscal 2016 are closed for examination under the statute of limitation for U.S. federal, U.S. state and local or non-U.S. tax jurisdictions. We are currently under examination in Germany for fiscal 2015 through fiscal 2018. This audit is expected to be closed in the first quarter of fiscal 2023. Our primary foreign tax jurisdictions are Germany and the Netherlands. We have tax years open in Germany beginning in fiscal 2019 and the Netherlands beginning in fiscal 2018.

The uncertain tax positions as of both May 28, 2022 and May 29, 2021 were $0.1 million. We record penalties and interest related to uncertain tax positions in the income tax expense line item within the Consolidated Statements of Comprehensive Income (Loss). Accrued interest and penalties were included within the related tax liability line in the Consolidated Balance Sheets. We have not recorded a liability for interest and penalties as of May 28, 2022 or May 29, 2021.

The following table summarizes the activity related to the unrecognized tax benefits (in thousands):

	Fiscal Year Ended
	May 28, 2022	May 29, 2021
Unrecognized tax benefits, beginning of period	$142	$129
Currency translation adjustment	(17)	13
Unrecognized tax benefits, end of period	$125	$142

8.	EMPLOYEE BENEFIT PLANS

The employee profit sharing plan is a defined contribution profit sharing plan. The profit sharing plan has a 401(k) provision whereby we match 50% of employee contributions up to 6.0% of pay. Previously, the Company matched contributions up to 4.0% of pay for fiscal 2021 and fiscal 2020. Charges to expense for matching contributions to this plan were $0.8 million, $0.6 million and $0.5 million, during fiscal 2022, fiscal 2021 and fiscal 2020, respectively.

9.	SEGMENT AND GEOGRAPHIC INFORMATION

We have three operating and reportable segments. Starting with our first quarter earnings release in October for fiscal 2023, we will introduce our new Green Energy Solutions (“GES”) segment. This segment is carved out of our existing PMT segment as we continue to focus on power management applications that support the green energy market globally. Accordingly, in the first quarter of fiscal 2023, we will begin reporting on four segments.

The reportable segments for fiscal 2022, fiscal 2021 and fiscal 2020 were: PMT, Canvys and Healthcare.

Power and Microwave Technologies (“PMT”) combines our core engineered solutions capabilities, power grid and microwave tube business with new disruptive RF, Wireless and Power technologies. As a designer, manufacturer, technology partner and authorized distributor, PMT’s strategy is to provide specialized technical expertise and engineered solutions based on our core engineering and manufacturing capabilities on a global basis. We provide solutions and add value through design-in support, systems integration, prototype design and manufacturing, testing, logistics and aftermarket technical service and repair—all through our existing global infrastructure. PMT’s focus is on products for power, RF and microwave applications for customers in 5G, alternative energy, aviation, broadcast, communications, industrial, marine, medical, military, scientific and semiconductor markets. PMT focuses on various applications including broadcast transmission, CO2 laser cutting, diagnostic imaging, dielectric and induction heating, high energy transfer, high voltage switching, plasma, power conversion, radar and radiation oncology. PMT also offers its customers technical services for both microwave and industrial equipment

Canvys provides customized display solutions serving the corporate enterprise, financial, healthcare, industrial and medical original equipment manufacturers markets. Our engineers design, manufacture, source and support a full spectrum of solutions to match the needs of our customers. We offer long term availability and proven custom display solutions that include touch screens, protective panels, custom enclosures, All-In-One computers, specialized cabinet finishes and application specific software packages and certification services. We partner with both private label manufacturing companies and leading branded hardware vendors to offer the highest quality display and touch solutions and customized computing platforms.

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

The CEO, who is the chief operating decision maker, evaluates performance and allocates resources primarily based on the gross profit of each segment.

Operating results by segment are summarized in the following table (in thousands):

	Fiscal Year Ended
	May 28, 2022	May 29, 2021	May 30, 2020
PMT
Net Sales	$178,056	$137,280	$118,480
Gross Profit	58,041	45,951	38,288
Canvys
Net Sales	$35,187	$29,319	$28,926
Gross Profit	11,252	10,274	9,313
Healthcare
Net Sales	$11,377	$10,338	$8,492
Gross Profit	2,407	2,600	2,072

A reconciliation of assets to the relevant consolidated amount is as follows (in thousands):

	May 28, 2022	May 29, 2021
Segment assets	$120,696	$100,638
Cash and cash equivalents	35,495	43,316
Investments - current	5,000	—
Other current assets (1)	2,686	1,918
Net property, plant and equipment	9,435	9,300
Operating lease ROU asset	1,894	732
Financing lease ROU asset	215	308
Other assets - non-current deferred income taxes	4,398	541
Total assets	$179,819	$156,753
(1)	Other current assets include miscellaneous receivables and prepaid expenses.

Assets are not disclosed by reportable segment as the Company does not track assets by reportable segment and certain assets are not specific to any reportable segment.

Capital expenditures for our Healthcare segment during fiscal 2022 and fiscal 2021 were approximately $1.0 million and $1.7 million, respectively. In addition, we also had capital expenditures during fiscal 2022 and fiscal 2021 related to the Company’s ERP system as well as facilities that were not specific to any particular reportable segment.

Geographic net sales information is primarily grouped by customer destination into five areas: North America; Asia/Pacific; Europe; Latin America; and Other.

Net sales and gross profit by geographic region are summarized in the following table (in thousands):

	Fiscal Year Ended
	May 28, 2022	May 29, 2021	May 30, 2020
Net Sales
North America	$98,527	$73,625	$65,259
Asia/Pacific	49,235	40,839	32,979
Europe	64,435	52,549	49,394
Latin America	12,439	9,651	8,308
Other (1)	(16)	273	(42)
Total	$224,620	$176,937	$155,898
Gross Profit
North America	$36,548	$28,639	$24,494
Asia/Pacific	15,728	13,520	10,629
Europe	19,215	16,958	15,483
Latin America	4,340	3,405	2,804
Other (1)	(4,131)	(3,697)	(3,737)
Total	$71,700	$58,825	$49,673
(1)	Other includes primarily net sales not allocated to a specific geographical region, unabsorbed value-add cost and other unallocated expenses.

During fiscal 2022, fiscal 2021 and fiscal 2020, no one customer accounted for more than 10 percent of the Company’s consolidated net sales. We sell our products to customers in diversified industries and perform periodic credit evaluations of our customers’ financial condition. Terms are generally on open account, payable net 30 days in North America, and vary throughout Asia/Pacific, Europe and Latin America. Estimates of credit losses are recorded in the financial statements based on monthly reviews of outstanding accounts.

Net assets by geographic region are summarized in the following table (in thousands):

	Fiscal Year Ended
	May 28, 2022	May 29, 2021
Net Assets
North America	$90,979	$77,698
Asia/Pacific	11,514	10,547
Europe	30,873	31,289
Latin America	2,481	2,026
Total	$135,847	$121,560

The Company had long-lived assets of $19.0 million as of May 28, 2022 and $19.3 million as of May 29, 2021. The long-lived assets, which include our fixed assets and intangibles, were primarily in the US. There were approximately $0.4 million of long-lived assets that belong to our foreign affiliates as of May 28, 2022 and $0.4 million as of May 29, 2021.

The Company had depreciation and amortization expense of $3.4 million, $3.4 million and $3.4 million for fiscal 2022, fiscal 2021 and fiscal 2020, respectively. The depreciation and amortization, which includes our fixed assets and intangibles, were primarily in the US. Depreciation and amortization expense that belongs to our foreign affiliates was approximately $0.1 million for fiscal 2022, $0.3 million for fiscal 2021 and $0.3 million for fiscal 2020, respectively.

10.	RISKS AND UNCERTAINTIES

Legal Settlement – Fiscal 2021

On April 2, 2021, as part of a settlement where the Company did not admit liability, Richardson agreed to pay Varex Imaging Corporation (“Varex”) $1.6 million to settle alleged counts of patent infringement and claims of trade secret misappropriation. This settlement was recorded in selling, general and administrative expenses within the Consolidated Statements of Comprehensive Income for the third quarter of fiscal 2021.

COVID-19 Update

The impact of the COVID-19 pandemic and its effects continue to evolve. As such, the full magnitude that the pandemic, and the steps taken to prevent, mitigate and/or respond to its spread, will have on the Company’s financial condition, liquidity and future results of operations is uncertain. The extent of the impact of the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the duration and spread of the pandemic, the extent, speed and effectiveness of continued worldwide containment efforts, and other actions taken by governments, businesses and individuals in response to abatement and resurgence of the disease. Our ability to meet customer demands for products may be impaired or, similarly, our customers may experience adverse business consequences due to the continued impact of COVID-19 and its effects.

Reduced demand for products or impaired ability to meet customer demand (including disruptions at our transportation service providers or vendors) could have a material adverse effect on our business, operations and financial performance. There were sales declines during fiscal year 2021, the majority of which were related to the COVID-19 global pandemic. While the Company did not experience sales declines during fiscal year 2022 as a result of the pandemic, the impacts from the pandemic negatively impacted our gross margins as a percentage of net sales in our Canvys and Healthcare segments.

As a result of COVID-19 and its effects, we experienced some COVID-19 related component delays impacting new product development schedules. The global markets have generally suffered, and are continuing to suffer, from material disruptions in the supply chain.

Management continues to monitor the global situation on its financial condition, liquidity, operations, suppliers, industry and workforce. Given the ever-evolving nature of the pandemic and the continued global responses to the ongoing impact of the pandemic as well the cycle of recurrences and the after-effects, the Company is not presently able to fully estimate the effects of COVID-19 on its results of operations, financial condition or liquidity going forward.

Company Response to CARES Act

On March 27, 2020, Congress enacted the Coronavirus Aid, Relief and Economic Security (“CARES”) Act to provide certain relief as a result of the COVID-19 outbreak. The CARES Act included provisions relating to refundable payroll tax credits, deferral of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, increased limitations on qualified charitable contributions and technical corrections to tax depreciation methods for qualified, improvement property. As of May 28, 2022, the Company deferred $0.4 million of employer-side social security tax payments, which will be made by December 31, 2022. The Company has estimated and recorded the overall effects of the CARES Act and does not anticipate a material change.

11.	FAIR VALUE MEASUREMENTS

Investments measured at fair value as of May 28, 2022 and May 29, 2021 were as follows (in thousands):

	Level 1	Level 2	Level 3
May 28, 2022
CDs	$5,000	$—	$—
Total	$5,000	$—	$—
May 29, 2021
CDs	$—	$—	$—
Total	$—	$—	$—

12.	VALUATION AND QUALIFYING ACCOUNTS

The following table presents the valuation and qualifying account activity for fiscal years ended May 28, 2022, May 29, 2021 and May 30, 2020, (in thousands):

Description	Balance at beginning of period	Charged to expense		Deductions		Balance at end of period
Year ended May 28, 2022
Allowance for doubtful accounts	$202	$103	(1)	$(119)	(2)	$186
Inventory provisions	5,866	462	(3)	(268)	(4)	6,060
Year ended May 29, 2021
Allowance for doubtful accounts	$334	$149	(1)	$(281)	(2)	$202
Inventory provisions	5,393	1,041	(3)	(568)	(4)	5,866
Year ended May 30, 2020
Allowance for doubtful accounts	$339	$349	(1)	$(354)	(2)	$334
Inventory provisions	4,568	1,013	(3)	(188)	(4)	5,393

Notes:

(1)	Charges to bad debt expense.
(2)	Uncollectible amounts written off, net of recoveries and foreign currency translation.
(3)	Charges to cost of sales. Included in fiscal 2022 were inventory write-downs of $0.4 million for PMT and $0.1 million for Healthcare.
(4)	Inventory disposed or sold, net of foreign currency translation.

13.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (in thousands, except per share amounts):

Description	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2022
Net sales	$53,704	$53,979	$55,308	$61,629
Gross profit	16,297	17,657	17,569	20,177
Net income	2,635	4,122	2,887	8,283
Net income per share:
Common stock - basic	$0.20	$0.31	$0.22	$0.62
Class B common stock - basic	0.18	0.28	0.19	0.55
Common stock - diluted	0.20	0.30	0.21	0.59
Class B common stock - diluted	0.18	0.27	0.19	0.54
Fiscal 2021
Net sales	$38,812	$42,418	$45,235	$50,472
Gross profit	12,359	14,343	15,766	16,357
Net (loss) income	(1,147)	689	228	1,885
Net (loss) income per share:
Common stock - basic	$(0.09)	$0.05	$0.02	$0.14
Class B common stock - basic	(0.08)	0.05	0.02	0.13
Common stock - diluted	(0.09)	0.05	0.02	0.14
Class B common stock - diluted	(0.08)	0.05	0.02	0.13

ITEM 9A. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of May 28, 2022.

Disclosure controls and procedures are intended to provide reasonable assurance that information required to be disclosed   in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded   that the Company’s disclosure controls and procedures were effective as of May 28, 2022 at a reasonable assurance level.

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

Under the supervision of the Chief Executive Officer and Chief Financial Officer, management conducted an assessment of the effectiveness of our internal control over financial reporting as of May 28, 2022 based on the framework in the Internal Control-Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that assessment, management has concluded that the Company’s internal control over financial reporting was effective as of May 28, 2022.

Management’s assessment of the effectiveness of our internal control over financial reporting as of May 28, 2022 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

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

Board of Directors and Stockholders

Richardson Electronics, Ltd.

LaFox, Illinois

Opinion on Internal Control over Financial Reporting

We have audited Richardson Electronics Ltd.’s (the “Company’s”) internal control over financial reporting as of May 28, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 28, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of May 28, 2022 and May 29, 2021, the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended May 28, 2022, and the related notes and our report dated August 1, 2022 expressed an unqualified opinion thereon.

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

August 1, 2022

ITEM 9B. Other Information

None

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Information concerning directors and executive officers of the registrant will be contained in our Proxy Statement to be issued in connection with our Annual Meeting of Stockholders scheduled to be held on October 4, 2022 and is incorporated herein by reference.

ITEM 11. Executive Compensation

Information concerning executive compensation will be contained in our Proxy Statement to be issued in connection with our Annual Meeting of Stockholders scheduled to be held on October 4, 2022 and is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management will be contained in our Proxy Statement to be issued in connection with our Annual Meeting of Stockholders scheduled to be held on October 4, 2022 and is incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth information as of May 28, 2022, with respect to compensation plans under which equity securities were authorized for issuance:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Per Share Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity Compensation Plans Approved by Security Holders	1,124,291		$7.71		1,301,589
Equity Compensation Plans Not Approved by Security Holders	23,564	(1)	12.95	(1)	—
Total	1,147,855		$7.82		1,301,589

(1)	Options issued in 1987 pursuant to an employment contract with a former officer and director of Richardson Electronics, Ltd.

ITEM 13. Certain Relationships and Related Transactions and Director Independence

Information concerning certain relationships and related transactions will be contained in our Proxy Statement to be issued   in connection with our Annual Meeting of Stockholders scheduled to be held on October 4, 2022 and is incorporated herein by reference.

ITEM 14. Principal Accountant Fees and Services

Information concerning accountant fees and services will be contained in our Proxy Statement to be issued in connection with our Annual Meeting of Stockholders scheduled to be held on October 4, 2022 and is incorporated herein by reference.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(a)	List of Documents Filed as a Part of This Report:
(1)	Index to Consolidated Financial Statements:

Consolidated Balance Sheets as of May 28, 2022 and May 29, 2021.

Consolidated Statements of Comprehensive Income (Loss) for each of the three years ended May 28, 2022, May 29, 2021 and May 30, 2020.

Consolidated Statements of Cash Flows for each of the three years ended May 28, 2022, May 29, 2021 and  May 30, 2020.

Consolidated Statements of Stockholders’ Equity for each of the three years ended May 28, 2022, May 29, 2021 and May 30, 2020.

Notes to Consolidated Financial Statements.

Report of BDO USA, LLP, Independent Registered Public Accounting Firm.

(2)	Index to Financial Statement Schedules:

All schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or required See Exhibit Index.

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

10(f)(i) †

Amendment to the Employment, Nondisclosure and Non-Compete Agreement between the Company and Lee A. McIntyre III dated June 15, 2015 (incorporated by reference to Exhibit 10(u) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 2, 2018).

10(f)(ii) †

Amendment, dated December 14, 2018, to the Employment, Nondisclosure and Non-Compete Agreement between the Company and Lee A. McIntyre III dated June 15, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the second quarter of fiscal year ended June 1, 2019).

10(g) †

Employment, Nondisclosure and Non-Compete Agreement between the Company and Robert J. Ben dated as of August 4, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K with the SEC on August 7, 2015).

10(h) †

Form of Restricted Stock Award Agreement Pursuant to the Richardson Electronics, Ltd. 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10(r) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 2, 2018).

10(i) †

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

10.2 †

Amendment, dated May 11, 2021, to the Employment, Nondisclosure and Non-Compete Agreement between the Company and Lee A. McIntyre III dated June 15, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 28, 2022).

10.3 †

Richardson Electronics, Ltd. Amended and Restated 2011 Long-Term Incentive Plan (incorporated by reference to Annex A of the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on August 24, 2020).

10.4 †

Form of Restrictive Stock Award Agreement Pursuant to the Richardson Electronics, Ltd. Amended and Restated 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 28, 2022).

10.5 †

Form of Nonqualified Stock Option Award for Employees Pursuant to the Richardson Electronics, Ltd. Amended and Restated 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 28, 2022).

14*	Richardson Electronics, LTD. Code of Conduct.

21*	Subsidiaries of the Company.

23.1*	Consent of Independent Registered Public Accounting Firm - BDO USA, LLP.

31.1*	Certification of Edward J. Richardson pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (filed pursuant to Part I).

31.2*	Certification of Robert J. Ben pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (filed pursuant to Part I).

32*	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed pursuant to Part I).

101*

The following financial information from our Annual Report on Form 10-K for the fourth quarter and fiscal year ended May 28, 2022, filed with the SEC on August 1, 2022, formatted in Inline Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss), (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statement of Stockholder’s Equity and (v) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	Executive Compensation Plan or Agreement
*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

	Signature	Title	Date

By:	/s/ Edward J. Richardson	Chairman of the Board, Chief Executive Officer	August 1, 2022
	Edward J. Richardson	(Principal Executive Officer), President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Edward J. Richardson	Chairman of the Board, Chief Executive Officer	August 1, 2022
Edward J. Richardson	(Principal Executive Officer), President and Director

/s/ Robert J. Ben	Chief Financial Officer and Chief Accounting Officer	August 1, 2022
Robert J. Ben	(Principal Financial and Accounting Officer)
/s/ Jacques Belin	Director	August 1, 2022
Jacques Belin

/s/ James Benham	Director	August 1, 2022
James Benham

/s/ Wendy S. Diddell	Director	August 1, 2022
Wendy S. Diddell

/s/ Kenneth Halverson	Director	August 1, 2022
Kenneth Halverson

/s/ Robert Kluge	Director	August 1, 2022
Robert Kluge

/s/ Paul J. Plante	Director	August 1, 2022
Paul J. Plante