Form 10-Q
period 2022-08-27
RICHARDSON ELECTRONICS, LTD.
filed 2022-10-06
CIK 355948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 27, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 4, 2022, there were outstanding 11,847,832 shares of Common Stock, $0.05 par value and 2,053,263 shares of Class B Common Stock, $0.05 par value, which are convertible into Common Stock of the registrant on a share for share basis.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Richardson Electronics, Ltd.

Consolidated Balance Sheets

(in thousands, except per share amounts)

	Unaudited	Audited
	August 27, 2022	May 28, 2022
Assets
Current assets:
Cash and cash equivalents	$30,633	$35,495
Accounts receivable, less allowance of $192 and $186, respectively	32,568	29,878
Inventories, net	89,080	80,390
Prepaid expenses and other assets	3,557	2,448
Investments - current	5,000	5,000
Total current assets	160,838	153,211
Non-current assets:
Property, plant and equipment, net	17,643	16,961
Intangible assets, net	1,945	2,010
Lease ROU asset	2,788	3,239
Non-current deferred income taxes	4,372	4,398
Total non-current assets	26,748	26,608
Total assets	$187,586	$179,819
Liabilities
Current liabilities:
Accounts payable	$25,276	$23,987
Accrued liabilities	17,979	16,110
Lease liability current	1,076	1,109
Total current liabilities	44,331	41,206
Non-current liabilities:
Non-current deferred income tax liabilities	79	85
Lease liability non-current	1,713	1,915
Other non-current liabilities	799	766
Total non-current liabilities	2,591	2,766
Total liabilities	46,922	43,972
Stockholders’ Equity
Common stock, $0.05 par value; issued and outstanding 11,848 shares on August 27, 2022 and 11,649 shares on May 28, 2022	592	582
Class B common stock, convertible, $0.05 par value; issued and outstanding 2,053 shares on August 27, 2022 and 2,053 shares on May 28, 2022	103	103
Preferred stock, $1.00 par value, no shares issued	—	—
Additional paid-in-capital	67,948	66,331
Retained earnings	73,536	68,031
Accumulated other comprehensive (loss) income	(1,515)	800
Total stockholders’ equity	140,664	135,847
Total liabilities and stockholders’ equity	$187,586	$179,819

Richardson Electronics, Ltd.

Unaudited Consolidated Statements of Comprehensive Income

(in thousands, except per share amounts)

	Three Months Ended
	August 27, 2022	August 28, 2021
Net sales	$67,557	$53,704
Cost of sales	44,530	37,407
Gross profit	23,027	16,297
Selling, general and administrative expenses	14,248	13,469
Operating income	8,779	2,828
Other expense:
Investment/interest income	(25)	(17)
Foreign exchange loss	374	27
Other, net	(2)	16
Total other expense	347	26
Income before income taxes	8,432	2,802
Income tax provision	2,108	167
Net income	6,324	2,635
Foreign currency translation loss, net of tax	(2,315)	(1,002)
Comprehensive income	$4,009	$1,633

Net income per share:
Common shares - Basic	$0.47	$0.20
Class B common shares - Basic	0.42	0.18
Common shares - Diluted	0.45	0.20
Class B common shares - Diluted	0.40	0.18

Weighted average number of shares:
Common shares – Basic	11,715	11,194
Class B common shares – Basic	2,053	2,097
Common shares – Diluted	12,331	11,467
Class B common shares – Diluted	2,053	2,097

Dividends per share:
Common share	$0.060	$0.060
Class B common share	0.054	0.054

Richardson Electronics, Ltd.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended
	August 27, 2022	August 28, 2021
Operating activities:
Net income	$6,324	$2,635
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	883	829
Inventory provisions	71	83
Share-based compensation expense	311	219
Deferred income taxes	1	35
Change in assets and liabilities:
Accounts receivable	(3,496)	(5,008)
Inventories	(10,468)	(4,957)
Prepaid expenses and other assets	(1,199)	(62)
Accounts payable	1,495	607
Accrued liabilities	2,209	480
Other	638	266
Net cash used in operating activities	(3,231)	(4,873)
Investing activities:
Capital expenditures	(1,442)	(837)
Net cash used in investing activities	(1,442)	(837)
Financing activities:
Proceeds from issuance of common stock	1,385	52
Cash dividends paid	(819)	(786)
Other	(69)	(45)
Net cash provided by (used in) financing activities	497	(779)
Effect of exchange rate changes on cash and cash equivalents	(686)	(409)
Decrease in cash and cash equivalents	(4,862)	(6,898)
Cash and cash equivalents at beginning of period	35,495	43,316
Cash and cash equivalents at end of period	$30,633	$36,418

Richardson Electronics, Ltd.

Unaudited Consolidated Statement of Stockholders’ Equity

(in thousands, except per share amounts)

	Common	Class B Common	Par Value	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance May 28, 2022:	11,649	2,053	$685	$66,331	$68,031	$800	$135,847
Comprehensive income:
Net income	—	—	—	—	6,324	—	6,324
Foreign currency translation	—	—	—	—	—	(2,315)	(2,315)
Share-based compensation:
Restricted stock	—	—	—	123	—	—	123
Stock options	—	—	—	188	—	—	188
Common stock:
Options exercised	150	—	8	1,377	—	—	1,385
Restricted stock issuance	49	—	2	(71)	—	—	(69)
Dividends paid to:
Common ($0.060 per share)	—	—	—	—	(709)	—	(709)
Class B ($0.054 per share)	—	—	—	—	(110)	—	(110)
Balance August 27, 2022	11,848	2,053	$695	$67,948	$73,536	$(1,515)	$140,664

	Common	Class B Common	Par Value	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance May 29, 2021:	11,160	2,097	$663	$62,707	$53,297	$4,893	$121,560
Comprehensive income:
Net income	—	—	—	—	2,635	—	2,635
Foreign currency translation	—	—	—	—	—	(1,002)	(1,002)
Share-based compensation:
Restricted stock	—	—	—	128	—	—	128
Stock options	—	—	—	91	—	—	91
Common stock:
Options exercised	8	—	—	52	—	—	52
Restricted stock issuance	73	—	4	(4)	—	—	—
Dividends paid to:
Common ($0.060 per share)	—	—	—	—	(673)	—	(673)
Class B ($0.054 per share)	—	—	—	—	(113)	—	(113)
Balance August 28, 2021	11,241	2,097	$667	$62,974	$55,146	$3,891	$122,678

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

In our first quarter of fiscal year 2023, the Company made certain changes to its reporting structure as we continue to focus on power management applications that support the green energy market globally, and the Company began reporting its financial performance based on four operating and reportable segments. Commencing with the first quarter of fiscal 2023 reported in this Quarterly Report on Form 10-Q, we are reporting the results for our new Green Energy Solutions (“GES”) segment. The GES segment has been carved out of our existing Power and Microwave Technologies (“PMT”) segment. For comparability purposes, the results for fiscal 2022 were adjusted to reflect the presentation of the new GES segment.

We have four operating and reportable segments, which we define as follows:

Power and Microwave Technologies combines our core engineered solutions capabilities, power grid and microwave tube business with new disruptive RF, Wireless and Power technologies. As a designer, manufacturer, technology partner and authorized distributor, PMT’s strategy is to provide specialized technical expertise and engineered solutions based on our core engineering and manufacturing capabilities on a global basis. We provide solutions and add value through design-in support, systems integration, prototype design and manufacturing, testing, logistics and aftermarket technical service and repair—all through our existing global infrastructure. PMT’s focus is on products for power, RF and microwave applications for customers in 5G, aviation, broadcast, communications, industrial, marine, medical, military, scientific and semiconductor markets. PMT focuses on various applications including broadcast transmission, CO2 laser cutting, diagnostic imaging, dielectric and induction heating, high energy transfer, high voltage switching, plasma, power conversion, radar and radiation oncology. PMT also offers its customers technical services for both microwave and industrial equipment.

Green Energy Solutions combines our key technology partners and engineered solutions capabilities to design and manufacture key products for the fast-growing energy storage market and power management applications. As a designer, manufacturer, technology partner and authorized distributor, GES’s strategy is to provide specialized technical expertise and engineered solutions using our core design engineering and manufacturing capabilities on a global basis. We provide solutions and add value through design-in support, systems integration, prototype design and manufacturing, testing, logistics and aftermarket technical service and repair—all through our existing global infrastructure. GES’s focus is on products for numerous green energy applications such as wind, solar, hydrogen and Electric Vehicles, and other power management applications that support green solutions such as synthetic diamond manufacturing.

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

Our fiscal quarter ends on the Saturday nearest the end of the quarter-ending month. The first quarter of fiscal 2023 and fiscal 2022 both contained 13 weeks.

In the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results of interim periods have been made. All inter-company transactions and balances have been eliminated. The unaudited consolidated financial statements presented herein include the accounts of our wholly owned subsidiaries. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The results of our operations for the three months ended August 27, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending May 27, 2023.

As described in Note 1, Description of the Company and Note 7, Segment Reporting, in the first quarter of fiscal year 2023, the Company made certain changes to its reporting structure and the Company began reporting its financial performance based on four operating and reportable segments. The new Green Energy Solutions segment has been carved out of our Power and Microwave Technologies segment. For comparability purposes, the results for fiscal 2022 were adjusted to reflect the presentation of the new GES segment. Refer to Note 7, Segment Reporting, for additional information on the changes in operating and reportable segments.

The financial information contained in this report should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended May 28, 2022, which was filed on August 1, 2022.

3.  CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Inventories, net: Our consolidated inventories were stated at the lower of cost and net realizable value, generally using a weighted-average cost method. Our net inventories include approximately $72.1 million of finished goods, $10.9 million of raw materials and $6.1 million of work-in-progress as of August 27, 2022, as compared to approximately $66.6 million of finished goods, $8.0 million of raw materials and $5.8 million of work-in-progress as of May 28, 2022.

At this time, we do not anticipate any material risks or uncertainties related to possible future inventory write-downs. Provisions for obsolete or slow-moving inventories are recorded based upon regular analysis of stock rotation privileges, obsolescence, the exiting of certain markets and assumptions about future demand and market conditions. If future demand changes in the industry, or market conditions differ from management’s estimates, additional provisions may be necessary. Inventory reserves were approximately $6.0 million as of August 27, 2022 and $6.1 million as of May 28, 2022.

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

The Company’s revenue includes the following streams:

•	Manufacturing/assembly
•	Distribution
•	Services revenue

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

  Contracts with customers

A revenue contract exists once a customer purchase order is received, reviewed and accepted. Each accepted purchase order identifies a distinct good or service as the performance obligation. The goods include standard products purchased from a supplier and stocked on our shelves, customized products purchased from a supplier, products that are customized or have value added to them in house prior to shipping to the customer and manufactured products. Prior to accepting a customer purchase order, we review the credit worthiness of the customer. Purchase orders are deemed to meet the collectability criterion once the customer’s credit is approved. The Company receives advance payments or deposits from our customers before revenue is recognized resulting in contract liabilities. Contract liabilities are included in accrued liabilities in the consolidated balance sheets.

Contract Liabilities: Contract liabilities and revenue recognized were as follows (in thousands):

	May 28, 2022	Additions	Revenue Recognized	August 27, 2022
Contract liabilities (deferred revenue)	$4,966	$1,109	$(1,981)	$4,094

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

	August 27, 2022	May 28, 2022
Gross Amounts:
Trade Name	$659	$659
Customer Relationships(1)	3,375	3,393
Non-compete Agreements	177	177
Technology	230	230
Total Gross Amounts	$4,441	$4,459

Accumulated Amortization:
Trade Name	$659	$659
Customer Relationships	1,494	1,453
Non-compete Agreements	177	177
Technology	166	160
Total Accumulated Amortization	$2,496	$2,449

Net Intangible Assets	$1,945	$2,010
(1)	Change from prior periods reflect impact of foreign currency translation.

The amortization expense associated with the intangible assets subject to amortization for the next five years is presented in the following table (in thousands):

Fiscal Year	Amortization Expense
Remaining 2023	$184
2024	231
2025	219
2026	184
2027	173
Thereafter	954
Total amortization	$1,945

The weighted average number of years of amortization expense remaining is 11.8 years.

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

Accrued Liabilities: Accrued liabilities consisted of the following (in thousands):

	August 27, 2022	May 28, 2022
Compensation and payroll taxes	$5,310	$5,519
Accrued severance	678	678
Professional fees	637	470
Deferred revenue	4,094	4,966
Other accrued expenses	7,260	4,477
Accrued Liabilities	$17,979	$16,110

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

Warranty reserves are established for costs that are expected to be incurred after the sale and delivery of products under warranty. Warranty reserves are included in accrued liabilities on our consolidated balance sheets. The warranty reserves are determined based on known product failures, historical experience and other available evidence. Warranty reserves were approximately $0.7 million as of August 27, 2022 and $0.7 million as of May 28, 2022.

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

The gross amounts of assets and liabilities related to both operating and financing leases were as follows (in thousands):

Lease Type	August 27, 2022	May 28, 2022
Operating lease ROU asset	$2,788	$3,024
Financing lease ROU asset	—	215
Total lease ROU asset	$2,788	$3,239

Operating lease liability current	$1,076	$1,109

Operating lease liability non-current	$1,713	$1,915

The components of lease costs were as follows (in thousands):

		Three Months Ended
		August 27, 2022	August 28, 2021
Consolidated operating lease expense	Operating expenses	$455	$455

Consolidated financing lease amortization	Operating expenses	—	23
Consolidated financing lease interest	Interest expense	—	2
Consolidated financing lease expense		—	25

Net lease cost		$455	$480

The approximate future minimum lease payments under operating leases at August 27, 2022 were as follows (in thousands):

Fiscal Year	Operating Leases
Remaining 2023	$927
2024	897
2025	631
2026	397
2027	74
Thereafter	15
Total lease payments	2,941
Less imputed interest	153
Net minimum lease payments	$2,788

The weighted average remaining lease terms and interest rates of leases held by the Company as of August 27, 2022 were as follows:

Lease Type	Weighted Average Remaining Lease Term in Years	Weighted Average Interest Rate
Operating leases	3.0	4.3%

The cash outflows of the leasing activity of the Company as lessee for the three months ending August 27, 2022 and August 28, 2021 were as follows (in thousands):

		Three Months Ended
Cash Flow Source	Classification	August 27, 2022	August 28, 2021
Operating cash flows from operating leases	Operating activities	$235	$1,554
Operating cash flows from financing leases	Operating activities	—	44
Finance cash flows from financing leases	Financing activities	—	45

5.  INCOME TAXES

We recorded an income tax provision of $2.1 million and $0.2 million for the first three months of fiscal 2023 and the first three months of fiscal 2022, respectively. The effective income tax rate during the first three months of fiscal 2023 was a tax provision of 25.0% as compared to a tax provision of 5.9% during the first three months of fiscal 2022. The difference in rate during the first three months of fiscal 2023 as compared to the first three months of fiscal 2022 reflects changes in the valuation allowance recorded at year end fiscal 2022, absence of Net Operating Losses (“NOL”) for utilization in fiscal 2023, our geographical distribution of income (loss), which is primarily driven by an increase in U.S. earnings for fiscal 2023 and a state income tax provision. The 25.0% effective income tax rate differs from the federal statutory rate of 21% as a result of our geographical distribution of income (loss), which is primarily driven by an increase in U.S. earnings for fiscal 2023, and a state income tax provision.

In the normal course of business, we are subject to examination by taxing authorities throughout the world. Generally, years prior to fiscal 2017 are closed for examination under the statute of limitation for U.S. federal, U.S. state and local or non-U.S. tax jurisdictions. We were under examination for fiscal 2015 through fiscal 2018 in Germany. The audit was settled in the fourth quarter of fiscal 2022 and we expect an immaterial amount to be paid in the second quarter of fiscal 2023. Our primary foreign tax jurisdictions are Germany and the Netherlands. We have tax years open in Germany beginning in fiscal 2019 and the Netherlands beginning in fiscal 2018.

We have historically determined that certain undistributed earnings of our foreign subsidiaries, to the extent of cash available, will be repatriated to the U.S. The deferred tax liability on the outside basis difference is now primarily withholding tax on future dividend distributions. The Company does not have a deferred tax liability recorded on the outside basis difference as of August 27, 2022 but had a deferred tax liability of $0.1 million as of May 28, 2022.

As of August 27, 2022 and as of May 28, 2022, our worldwide liability for uncertain tax positions related to continuing operations was $0.1 million, excluding interest and penalties. We record penalties and interest related to uncertain tax positions in the income tax expense line item within the consolidated statements of comprehensive income.

As of August 27, 2022, we have maintained a full valuation allowance against the foreign tax credit deferred tax asset based on negative evidence relating to the Company’s ability to utilize the foreign tax credit carryforward in the future. As of August 27, 2022, a valuation allowance of $3.5 million was recorded, representing the portion of the deferred tax asset that management does not believe is more likely than not to be realized. The valuation allowance as of August 28, 2021 was $11.5 million. The remaining valuation allowance relates to foreign tax credits ($1.8 million), state NOLs ($0.2 million) and deferred tax assets in foreign jurisdictions where historical taxable losses have been incurred ($1.5 million). The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth.

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

The earnings per share (“EPS”) presented in our unaudited consolidated statements of comprehensive income were based on the following amounts (in thousands, except per share amounts):

	Three Months Ended
	August 27, 2022		August 28, 2021
	Basic	Diluted	Basic	Diluted
Numerator for Basic and Diluted EPS:
Net income	$6,324	$6,324	$2,635	$2,635
Less dividends:
Common stock	709	709	673	673
Class B common stock	110	110	113	113
Undistributed earnings	$5,505	$5,505	$1,849	$1,849

Common stock undistributed earnings	$4,755	$4,788	$1,582	$1,588
Class B common stock undistributed earnings	750	717	267	261
Total undistributed earnings	$5,505	$5,505	$1,849	$1,849

Denominator for Basic and Diluted EPS:
Common stock weighted average shares	11,715	11,715	11,194	11,194
Effect of dilutive securities
Dilutive stock options		616		273
Denominator for diluted EPS adjusted for weighted average shares and assumed conversion		12,331		11,467
Class B commons stock weighted average shares and shares under if-converted method for diluted EPS	2,053	2,053	2,097	2,097

Net income per share:
Common stock	$0.47	$0.45	$0.20	$0.20
Class B common stock	$0.42	$0.40	$0.18	$0.18

Note: There were no common stock options that were antidilutive in the first quarter of fiscal 2023 and fiscal 2022.

7.  SEGMENT REPORTING

In August 2022, the Company disclosed a change in its reporting structure as part of its focus on power management applications that support the green energy market globally. As a result, beginning in our first quarter of fiscal year 2023, the Company began reporting its financial performance based on four operating and reportable segments: Power and Microwave Technologies, Global Energy Solutions, Canvys and Healthcare. Commencing with the first quarter of fiscal 2023, we are reporting the results for our new GES segment. The GES segment has been carved out of our existing PMT segment as we increase our focus on power management applications supporting the global green energy market. For comparability purposes, the results for fiscal 2022 reflect the presentation of the new GES segment.

We have identified four reportable segments as follows:

Power and Microwave Technologies combines our core engineered solutions capabilities, power grid and microwave tube business with new disruptive RF, Wireless and Power technologies. As a designer, manufacturer, technology partner and authorized distributor, PMT’s strategy is to provide specialized technical expertise and engineered solutions based on our core engineering and manufacturing capabilities on a global basis. We provide solutions and add value through design-in support, systems integration, prototype design and manufacturing, testing, logistics and aftermarket technical service and repair—all through our existing global infrastructure. PMT’s focus is on products for power, RF and microwave applications for customers in 5G, aviation, broadcast, communications, industrial, marine, medical, military, scientific and semiconductor markets. PMT focuses on various applications including broadcast transmission, CO2 laser cutting, diagnostic imaging, dielectric and induction heating, high energy transfer, high voltage switching, plasma, power conversion, radar and radiation oncology. PMT also offers its customers technical services for both microwave and industrial equipment.

Green Energy Solutions combines our key technology partners and engineered solutions capabilities to design and manufacture key products for the fast-growing energy storage market and power management applications. As a designer, manufacturer, technology partner and authorized distributor, GES’s strategy is to provide specialized technical expertise and engineered solutions using our core design engineering and manufacturing capabilities on a global basis. We provide solutions and add value through design-in support, systems integration, prototype design and manufacturing, testing, logistics and aftermarket technical service and repair—all through our existing global infrastructure. GES’s focus is on products for numerous green energy applications such as wind, solar, hydrogen and Electric Vehicles, and other power management applications that support green solutions such as synthetic diamond manufacturing.

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

The CEO, who is the chief operating decision maker, evaluates performance and allocates resources primarily based on the gross profit of each segment.

Operating results by segment are summarized in the following table (in thousands):

	Three Months Ended
	August 27, 2022	August 28, 2021
PMT
Net Sales	$45,354	$40,435
Gross Profit	15,535	12,187
GES
Net Sales	8,511	2,574
Gross Profit	3,022	744
Canvys
Net Sales	10,413	8,441
Gross Profit	3,266	2,818
Healthcare
Net Sales	3,279	2,254
Gross Profit	1,204	548

Geographic net sales information is primarily grouped by customer destination into five areas: North America; Asia/Pacific; Europe; Latin America; and Other.

Net sales and gross profit by geographic region are summarized in the following table (in thousands):

	Three Months Ended
	August 27, 2022	August 28, 2021
Net Sales
North America	$31,828	$20,528
Asia/Pacific	17,554	13,246
Europe	15,356	17,050
Latin America	2,845	2,875
Other (1)	(26)	5
Total	$67,557	$53,704
Gross Profit
North America	$13,279	$7,380
Asia/Pacific	5,530	4,146
Europe	4,342	4,789
Latin America	1,019	1,081
Other (1)	(1,143)	(1,099)
Total	$23,027	$16,297

(1)	Other includes primarily net sales not allocated to a specific geographical region, unabsorbed value-add costs and other unallocated expenses.

We sell our products to customers in diversified industries and perform periodic credit evaluations of our customers’ financial condition. Terms are generally on open account, payable net 30 days in North America, and vary throughout Asia/Pacific, Europe and Latin America. Estimates of credit losses are recorded in the financial statements based on monthly reviews of outstanding accounts.

8. RISKS AND UNCERTAINTIES

COVID-19 Update

The impact of the COVID-19 pandemic and its effects continue to evolve. As such, the full magnitude that the pandemic, and the steps taken to prevent, mitigate and/or respond to its spread, will have on the Company’s financial condition, liquidity and future results of operations is uncertain. The extent of the impact of the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time ,such as the duration and spread of the pandemic, the extent, speed and effectiveness of continued worldwide containment efforts, and other actions taken by governments, businesses and individuals in response to abatement and resurgence of the disease. Our ability to meet customer demands for products may be impaired or, similarly, our customers may experience adverse business consequences due to the continued impact of COVID-19 and its effects.

Reduced demand for products or impaired ability to meet customer demand (including disruptions at our transportation service providers or vendors) could have a material adverse effect on our business, operations and financial performance. There were sales declines during fiscal year 2021, the majority of which were related to the COVID-19 global pandemic. While the Company did not experience sales declines during fiscal year 2022 as a result of the pandemic, the impacts from the pandemic on supply chain and freight negatively impacted our gross margins as a percentage of net sales in our Canvys and Healthcare segments.

As a result of COVID-19 and its effects, we experienced some component delays impacting new product development schedules. The global markets have generally suffered, and are continuing to suffer, from material disruptions in the supply chain.

Management continues to monitor the global situation on its financial condition, liquidity, operations, suppliers, industry and workforce. Given the ever-evolving nature of the pandemic and the continued global responses to the ongoing impact of the pandemic as well as the cycle of recurrences and the after-effects, the Company is not presently able to fully estimate the effects of COVID-19 on its results of operations, financial condition or liquidity going forward.

Company Response to CARES Act

On March 27, 2020, Congress enacted the Coronavirus Aid, Relief and Economic Security (“CARES”) Act to provide certain relief as a result of the COVID-19 outbreak. The CARES Act included provisions relating to refundable payroll tax credits, deferral of employer-side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, increased limitations on qualified charitable contributions and technical corrections to tax depreciation methods for qualified, improvement property. As of August 27, 2022, the Company deferred $0.4 million of employer-side social security tax payments, which will be paid by December 31, 2022. The Company has estimated and recorded the overall effects of the CARES Act and does not anticipate a material change.

9. FAIR VALUE MEASUREMENTS

Investments are measured at fair value. The Company had investments of $5.0 million as of August 27, 2022 and $5.0 million as of May 28, 2022.

10. RELATED PARTY TRANSACTION

On June 15, 2015, the Company entered into a lease agreement for the IMES facility with LDL, LLC. That lease agreement was extended for five years in fiscal 2021. The Company shall be entitled to extend the term of the lease for a period of an additional five years by notifying the landlord in writing of its intention to do so within six months of the expiration of the term. The Executive Vice President of IMES, Lee A. McIntyre III (former owner of IMES), has an ownership interest in LDL, LLC. Mr. McIntyre will be departing from the Company in fiscal year 2023, effective as of September 24, 2022. The lease agreement provides for monthly payments over five years with total future minimum lease payments of $0.4 million. Rental expense related to this lease amounted to less than $0.1 million for the three months ended August 27, 2022 and August 28, 2021.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this report may constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. The terms “may”, “should”, “could”, “anticipate”, “believe”, “continues”, “estimate”, “expect”, “intend”, “objective”, “plan”, “potential”, “project” and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. These statements are based on management’s current expectations, intentions or beliefs and are subject to a number of factors, assumptions and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Factors that could cause or contribute to such differences or that might otherwise impact the business include; economic, labor and political systems and conditions; global business disruption caused by the Russia invasion in Ukraine and related sanctions: currency exchange fluctuations; and the ability of the Company to manage its growth and the risk factors set forth in our Annual Report on Form 10-K filed on August 1, 2022. We undertake no obligation to update any such factor or to publicly announce the results of any revisions to any forward-looking statements contained herein whether as a result of new information, future events or otherwise.

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
•

Results of Operations – an analysis and comparison of our consolidated results of operations for the three month periods ended August 27, 2022 and August 28, 2021, as reflected in our consolidated statements of comprehensive income.

•

Liquidity, Financial Position and Capital Resources – a discussion of our primary sources and uses of cash for the three month periods ended August 27, 2022 and August 28, 2021, and a discussion of changes in our financial position.

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

In our first quarter of fiscal year 2023, the Company made certain changes to its reporting structure as we continue to focus on power management applications that support the green energy market globally, and the Company began reporting its financial performance based on four operating and reportable segments. Commencing with the first quarter of fiscal 2023, we are reporting the results for our new Green Energy Solutions (“GES”) segment. The GES segment has been carved out of our existing Power and Microwave Technologies (“PMT”) segment. For comparability purposes, the results for fiscal 2022 were adjusted to reflect the presentation of the new GES segment.

We have four operating and reportable segments, which we define as follows:

Power and Microwave Technologies combines our core engineered solutions capabilities, power grid and microwave tube business with new disruptive RF, Wireless and Power technologies. As a designer, manufacturer, technology partner and authorized distributor, PMT’s strategy is to provide specialized technical expertise and engineered solutions based on our core engineering and manufacturing capabilities on a global basis. We provide solutions and add value through design-in support, systems integration, prototype design and manufacturing, testing, logistics and aftermarket technical service and repair—all through our existing global infrastructure. PMT’s focus is on products for power, RF and microwave applications for customers in 5G, aviation, broadcast, communications, industrial, marine, medical, military, scientific and semiconductor markets. PMT focuses on various applications including broadcast transmission, CO2 laser cutting, diagnostic imaging, dielectric and induction heating, high energy transfer, high voltage switching, plasma, power conversion, radar and radiation oncology. PMT also offers its customers technical services for both microwave and industrial equipment.

Green Energy Solutions combines our key technology partners and engineered solutions capabilities to design and manufacture key products for the fast-growing energy storage market and power management applications. As a designer, manufacturer, technology partner and authorized distributor, GES’s strategy is to provide specialized technical expertise and engineered solutions using our core design engineering and manufacturing capabilities on a global basis. We provide solutions and add value through design-in support, systems integration, prototype design and manufacturing, testing, logistics and aftermarket technical service and repair—all through our existing global infrastructure. GES’s focus is on products for numerous green energy applications such as wind, solar, hydrogen and Electric Vehicles, and other power management applications that support green solutions such as synthetic diamond manufacturing.

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

Refer to Note 7, Segment Reporting, to our unaudited consolidated financial statements for additional information on the changes in operating and reportable segments.

We currently have operations in the following major geographic regions: North America, Asia/Pacific, Europe and Latin America.

RESULTS OF OPERATIONS

Financial Summary – Three Months Ended August 27, 2022

•	The first quarter of fiscal 2023 and fiscal 2022 each contained 13 weeks.
•	Net sales during the first quarter of fiscal 2023 were $67.6 million, an increase of 25.8%, compared to net sales of $53.7 million during the first quarter of fiscal 2022.
•	Gross margin increased to 34.1% during the first quarter of fiscal 2023 compared to 30.3% during the first quarter of fiscal 2022.
•

Selling, general and administrative expenses were $14.2 million or 21.1% of net sales, during the first quarter of fiscal 2023 compared to $13.5 million, or 25.1% of net sales, during the first quarter of fiscal 2022.

•	Operating income during the first quarter of fiscal 2023 was $8.8 million compared to $2.8 million during the first quarter of fiscal 2022.
•	Net income during the first quarter of fiscal 2023 was $6.3 million compared to $2.6 million during the first quarter of fiscal 2022.

As previously disclosed, we made certain changes in our reporting structure. As a result of these changes, we revised our reportable segments as further discussed in Note 7, Segment Reporting, to our unaudited consolidated financial statements. For comparability purposes, segment reporting for the prior period has been recast to conform to the current presentation.

Net Sales and Gross Profit Analysis

Net sales by segment and percent change during the first quarter of fiscal 2023 and fiscal 2022 were as follows (in thousands):

Net Sales	Three Months Ended		FY23 vs. FY22
	August 27, 2022	August 28, 2021	% Change
PMT	$45,354	$40,435	12.2%
GES	8,511	2,574	230.7%
Canvys	10,413	8,441	23.4%
Healthcare	3,279	2,254	45.5%
Total	$67,557	$53,704	25.8%

During the first quarter of fiscal 2023, consolidated net sales increased 25.8% compared to the first quarter of fiscal 2022. Sales for PMT increased 12.2%, sales for GES increased 230.7%, sales for Canvys increased 23.4% and sales for Healthcare increased 45.5%. The increase in PMT was mainly due to strong growth in the semi-wafer fabrication industry. The increase in GES was mainly due to growth in our ULTRA3000 and other related product sales into the wind turbine industry and from customers manufacturing synthetic diamonds. We also saw an increase in sales into the Electric Vehicle market. The increase in Canvys was primarily due to strong sales in the North American market. The increase in Healthcare was due to increased sales in all products lines.

Gross profit by segment and percent of net sales for the first quarter of fiscal 2023 and fiscal 2022 were as follows (in thousands):

Gross Profit	Three Months Ended
	August 27, 2022	% of Net Sales	August 28, 2021	% of Net Sales
PMT	$15,535	34.3%	$12,187	30.1%
GES	3,022	35.5%	744	28.9%
Canvys	3,266	31.4%	2,818	33.4%
Healthcare	1,204	36.7%	548	24.3%
Total	$23,027	34.1%	$16,297	30.3%

Gross profit reflects the distribution and manufacturing product margin less manufacturing variances, inventory obsolescence charges, customer returns, scrap and cycle count adjustments, engineering costs and other provisions.

Consolidated gross profit increased to $23.0 million during the first quarter of fiscal 2023 compared to $16.3 million during the first quarter of fiscal 2022. Consolidated gross margin as a percentage of net sales increased to 34.1% during the first quarter of fiscal 2023 from 30.3% during the first quarter of fiscal 2022, primarily due to product mix and manufacturing efficiencies in both PMT and GES and decreased component scrap expense and improved manufacturing efficiencies in Healthcare. The unfavorable product mix and foreign currency effects in Canvys partially offset the favorable gross margin impact for PMT, GES and Healthcare.

Power and Microwave Technologies

PMT net sales increased 12.2% to $45.4 million during the first quarter of fiscal 2023 from $40.4 million during the first quarter of fiscal 2022. The increase was mainly due to strong growth in the semi-wafer fabrication industry. Gross margin as a percentage of net sales increased to 34.3% during the first quarter of fiscal 2023 as compared to 30.1% during the first quarter of fiscal 2022 due to product mix.

Green Energy Solutions

GES net sales increased 230.7% to $8.5 million during the first quarter of fiscal 2023 from $2.6 million during the first quarter of fiscal 2022. The increase was mainly due to growth in our ULTRA3000 and other related product sales into the wind turbine industry and from customers manufacturing synthetic diamonds. We also saw an increase in sales into the Electric Vehicle market. Gross margin as a percentage of net sales increased to 35.5% during the first quarter of fiscal 2023 as compared to 28.9% during the first quarter of fiscal 2022 due to improved manufacturing efficiencies and product mix.

Canvys

Canvys net sales increased 23.4% to $10.4 million during the first quarter of fiscal 2023 from $8.4 million during the first quarter of fiscal 2022 primarily due to strong sales in the North American market. Gross margin as a percentage of net sales decreased to 31.4% during the first quarter of fiscal 2023 from 33.4% during the first quarter of fiscal 2022 primarily due to product mix and foreign currency effects.

Healthcare

Healthcare net sales increased 45.5% to $3.3 million during the first quarter of fiscal 2023 from $2.3 million during the first quarter of fiscal 2022 due to increases in all Healthcare product lines. Gross margin as a percentage of net sales increased to 36.7% during the first quarter of fiscal 2023 as compared to 24.3% during the first quarter of fiscal 2022 primarily due to improved manufacturing absorption and decreased component scrap expense.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) increased to $14.2 million during the first quarter of fiscal 2023 from $13.5 million in the first quarter of fiscal 2022. The increase was mainly due to higher employee compensation expenses, including incentive expense from higher operating income. However, as a percentage of net sales, SG&A for the first quarter of fiscal 2023 decreased to 21.1% compared to 25.1% for the first quarter of fiscal 2022.

Other Income/Expense

Other expense was $0.3 million during the first quarter of fiscal 2023, compared to less than $0.1 million for the first quarter of fiscal 2022. Other expense during the first quarter of fiscal 2023 was mainly attributable to foreign exchange. Our foreign exchange gains and losses are primarily due to the translation of U.S. dollars held in non-U.S. entities. We currently do not utilize derivative instruments to manage our exposure to foreign currency.

Income Tax Provision

We recorded an income tax provision of $2.1 million and $0.2 million for the first three months of fiscal 2023 and the first three months of fiscal 2022, respectively. The effective income tax rate during the first three months of fiscal 2023 was a tax provision of 25.0% as compared to a tax provision of 5.9% during the first three months of fiscal 2022. The difference in rate during the first three months of fiscal 2023 as compared to the first three months of fiscal 2022 reflects changes in the valuation allowance recorded at year end fiscal 2022, absence of Net Operating Losses (“NOL”) for utilization in fiscal 2023, our geographical distribution of income (loss), which is primarily driven by an increase in U.S. earnings for fiscal 2023 and a state income tax provision. The 25.0% effective income tax rate differs from the federal statutory rate of 21% as a result of our geographical distribution of income (loss), which is primarily driven by an increase in U.S. earnings for fiscal 2023, and a state income tax provision.

In the normal course of business, we are subject to examination by taxing authorities throughout the world. Generally, years prior to fiscal 2017 are closed for examination under the statute of limitation for U.S. federal, U.S. state and local or non-U.S. tax jurisdictions. We were under examination for fiscal 2015 through fiscal 2018 in Germany. The audit was settled in the fourth quarter of fiscal 2022 and we expect an immaterial amount to be paid in the second quarter of fiscal 2023. Our primary foreign tax jurisdictions are Germany and the Netherlands. We have tax years open in Germany beginning in fiscal 2019 and the Netherlands beginning in fiscal 2018.

Net Income and Per Share Data

Net income during the first quarter of fiscal 2023 was $6.3 million, or $0.45 per diluted common share and $0.40 per Class B diluted common share as compared to $2.6 million during the first quarter of fiscal 2022 or $0.20 per diluted common share and $0.18 per Class B diluted common share.

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

Our operations and cash needs have been primarily financed through income from operations and cash on hand.

Cash, cash equivalents and investments were $35.6 million at August 27, 2022. Cash, cash equivalents and investments by geographic area at August 27, 2022 consisted of $22.9 million in North America, $5.6 million in Europe, $1.4 million in Latin America and $5.7 million in Asia/Pacific. No funds were repatriated to the United States in first quarter of fiscal 2023. However, we anticipate repatriation of funds to the United States in subsequent quarters. Although the Tax Cuts and Jobs Act generally eliminated federal income tax on future cash repatriation to the United States, cash repatriation may be subject to state and local taxes, withholding or similar taxes. See Note 7, Income Taxes of the notes to our consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended May 28, 2022, filed August 1, 2022 for further information.

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

Our short-term and long-term liquidity requirements primarily arise from: (i) working capital requirements, (ii) capital expenditure needs and (iii) cash dividend payments (if and when declared by our Board of Directors). Our ability to fund these requirements will depend, in part, on our future cash flows, which are determined by our future operating performance and, therefore, subject to prevailing global macroeconomic conditions and financial, business and other factors, some of which are beyond our control. The Company continues to monitor the impact of COVID-19, including the extent, duration and effectiveness of containment actions taken, the speed and extent of vaccination programs, the impact of the pandemic on its supply chain, manufacturing and distribution operations, customers and employees, as well as the U.S. economy in general. However, due to the uncertain and constantly evolving impacts of the COVID-19 pandemic across the globe, the Company cannot currently predict the long-term impact on its operations and financial results. The uncertainties associated with the COVID-19 pandemic and its effects include potential adverse effects on the overall economy, the Company’s supply chain, transportation services, employees and customers. The COVID-19 pandemic and its effects could adversely affect the Company’s revenues, earnings, liquidity and cash flows and may require significant actions in response, including expense reductions. Conditions surrounding COVID-19 change rapidly and additional impacts of which the Company is not currently aware may arise. Based on past performance and current expectations, we believe that the existing sources of liquidity, including current cash, will provide sufficient resources to meet known capital requirements and working capital needs through the next twelve months. Additionally, while our future capital requirements will depend on many factors, including, but not limited to, the economy and the outlook for growth in our markets, we believe our existing sources of liquidity as well as our ability to generate operating cash flows will satisfy our future obligations and cash requirements.

Cash Flows from Operating Activities

Cash flows from operating activities primarily resulted from our net income adjusted for non-cash items and changes in our operating assets and liabilities.

Operating activities used $3.2 million of cash during the first three months of fiscal 2023. We had a net income of $6.3 million during the first three months of fiscal 2023, which included non-cash stock-based compensation expense of $0.3 million associated with the issuance of stock option and restricted stock awards, inventory reserve provisions of $0.1 million and depreciation and amortization expense of $0.9 million associated with our property and equipment as well as amortization of our intangible assets. Changes in our operating assets and liabilities used $10.8 million in cash during the first three months of fiscal 2023, net of foreign currency exchange gains and losses, included an increase in accounts receivable of $3.5 million, an increase in inventory of $10.5 million and an increase in prepaid expenses of $1.2 million. Partially offsetting the cash utilization for accounts receivable, inventory and prepaid expenses was an increase in accounts payable and accrued liabilities of $3.7 million. The increase in accounts receivable was primarily due to increased sales. The majority of the inventory increase was to support the product growth in LaFox manufacturing, Green Energy Solutions and the RF and microwave components. The increase in accounts payable was related to the inventory increase and the increase in accrued liabilities was timing related.

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

Cash used in investing activities of $1.4 million during the first three months of fiscal 2023 was due to capital expenditures. Capital expenditures were primarily related to our IT system, as well as our LaFox manufacturing business and facilities, which also supports both EDG and green energy. The Company did not have any investment purchases or maturities in the first three months of fiscal 2023.

Cash used in investing activities of $0.8 million during the first three months of fiscal 2022 was due to capital expenditures. Capital expenditures were primarily related to capital for our Healthcare business and our IT system. The Company did not have any investment purchases or maturities in the first three months of fiscal 2022.

Cash Flows from Financing Activities

Cash flows used in financing activities consisted primarily of cash dividends and cash flows provided by financing activities consisted primarily of the proceeds from the issuance of stock.

Cash provided by financing activities of $0.5 million during the first three months of fiscal 2023 primarily resulted from the $1.4 million proceeds from the issuance of stock less the $0.8 million of dividend payments to stockholders.

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

The interpretation and analysis of these disclosures should not be considered in isolation since such variances in exchange rates would likely influence other economic factors. Such factors, which are not readily quantifiable, would likely also affect our operations. Additional disclosure regarding various market risks are set forth in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended May 28, 2022, filed August 1, 2022.

ITEM 4.	CONTROLS AND PROCEDURES
(a)	Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of August 27, 2022.

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

(b)	Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the first quarter of fiscal 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended May 28, 2022, filed August 1, 2022.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ITEM 5.	OTHER INFORMATION

Item 5.07. Submission of Matters to Vote of Security Holders

We held our annual meeting of stockholders on October 4, 2022. At the annual meeting, our stockholders (i) elected each of the nominees listed below to the Company’s Board of Directors to serve for a term expiring at the 2023 Annual Meeting; (ii) ratified the selection of BDO USA, LLP as our independent registered public accounting firm for fiscal 2023; (iii) approved, on an advisory basis, the compensation of the Company’s named executive officers.

The final results for the votes regarding each proposal are set forth below.
1.	The voting results with respect to the election of each director were as follows:

Nominee	For	Abstain/Withhold	Broker Non-Votes
Edward J. Richardson	27,629,882	243,442	2,034,583
Wendy S. Diddell	27,492,020	381,304	2,034,583
Jacques Belin	27,395,943	477,381	2,034,583
James Benham	27,380,221	493,103	2,034,583
Kenneth Halverson	27,397,937	475,387	2,034,583
Robert H. Kluge	27,391,228	482,096	2,034,583
Paul J. Plante	26,746,003	1,127,321	2,034,583

2.

The voting results with respect to the ratification of the selection of BDO USA, LLP as our independent registered public accounting firm for fiscal 2023 was approved with 29,875,258 votes “FOR”, 14,009 votes “AGAINST” and 18,640 votes “ABSTAIN/WITHHOLD”.

3.

The voting results with respect to the approval, on an advisory basis, the compensation of our Named Executive Officers was approved with 27,589,473 votes “FOR”, 165,970 votes “AGAINST” and 117,881 votes “ABSTAIN/WITHHOLD and 2,034,583 broker non-votes.

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

101

The following financial information from our Quarterly Report on Form 10-Q for the first quarter of fiscal 2023, filed with the SEC on October 6, 2022, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Comprehensive Income, (iii) the Unaudited Consolidated Statements of Cash Flows, (iv) the Unaudited Consolidated Statement of Stockholders’ Equity and (v) Notes to Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RICHARDSON ELECTRONICS, LTD.

Date: October 6, 2022	By:	/s/ Robert J. Ben
Robert J. Ben Chief Financial Officer and Chief Accounting Officer (on behalf of the Registrant and as Principal Financial Officer)