Form 10-Q
period 2022-11-26
RICHARDSON ELECTRONICS, LTD.
filed 2023-01-05
CIK 355948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 26, 2022

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

As of January 3, 2023, there were outstanding 12,022,371 shares of Common Stock, $0.05 par value and 2,052,313 shares of Class B Common Stock, $0.05 par value, which are convertible into Common Stock of the registrant on a share for share basis.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Richardson Electronics, Ltd.

Consolidated Balance Sheets

(in thousands, except per share amounts)

	Unaudited	Audited
	November 26, 2022	May 28, 2022
Assets
Current assets:
Cash and cash equivalents	$26,106	$35,495
Accounts receivable, less allowance of $178 and $186, respectively	34,880	29,878
Inventories, net	97,434	80,390
Prepaid expenses and other assets	2,521	2,448
Investments - current	5,000	5,000
Total current assets	165,941	153,211
Non-current assets:
Property, plant and equipment, net	17,964	16,961
Intangible assets, net	2,025	2,010
Lease ROU asset	2,527	3,239
Other non-current assets	302	—
Non-current deferred income taxes	4,342	4,398
Total non-current assets	27,160	26,608
Total assets	$193,101	$179,819
Liabilities
Current liabilities:
Accounts payable	$24,603	$23,987
Accrued liabilities	17,074	16,110
Lease liability current	1,015	1,109
Total current liabilities	42,692	41,206
Non-current liabilities:
Non-current deferred income tax liabilities	83	85
Lease liability non-current	1,512	1,915
Other non-current liabilities	726	766
Total non-current liabilities	2,321	2,766
Total liabilities	45,013	43,972
Stockholders’ Equity
Common stock, $0.05 par value; issued and outstanding 12,022 shares on November 26, 2022 and 11,649 shares on May 28, 2022	601	582
Class B common stock, convertible, $0.05 par value; issued and outstanding 2,052 shares on November 26, 2022 and 2,053 shares on May 28, 2022	103	103
Preferred stock, $1.00 par value, no shares issued	—	—
Additional paid-in-capital	69,669	66,331
Retained earnings	78,254	68,031
Accumulated other comprehensive (loss) income	(539)	800
Total stockholders’ equity	148,088	135,847
Total liabilities and stockholders’ equity	$193,101	$179,819

Richardson Electronics, Ltd.

Unaudited Consolidated Statements of Comprehensive Income

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	November 26, 2022	November 27, 2021	November 26, 2022	November 27, 2021
Net sales	$65,905	$53,979	$133,462	$107,683
Cost of sales	44,054	36,322	88,584	73,729
Gross profit	21,851	17,657	44,878	33,954
Selling, general and administrative expenses	14,677	13,135	28,925	26,604
(Gain) loss on disposal of assets	(25)	2	(25)	2
Operating income	7,199	4,520	15,978	7,348
Other expense (income):
Investment/interest income	(78)	(8)	(103)	(25)
Foreign exchange loss	223	(150)	597	(123)
Other, net	(13)	6	(15)	22
Total other expense (income)	132	(152)	479	(126)
Income before income taxes	7,067	4,672	15,499	7,474
Income tax provision	1,518	550	3,626	717
Net income	5,549	4,122	11,873	6,757
Foreign currency translation gain (loss), net of tax	976	(1,420)	(1,339)	(2,422)
Comprehensive income	$6,525	$2,702	$10,534	$4,335

Net income per share:
Common shares - Basic	$0.40	$0.31	$0.87	$0.52
Class B common shares - Basic	0.36	0.28	0.78	0.46
Common shares - Diluted	0.39	0.30	0.83	0.50
Class B common shares - Diluted	0.35	0.27	0.75	0.45

Weighted average number of shares:
Common shares – Basic	11,918	11,270	11,816	11,232
Class B common shares – Basic	2,053	2,097	2,053	2,097
Common shares – Diluted	12,535	11,697	12,442	11,568
Class B common shares – Diluted	2,053	2,097	2,053	2,097

Dividends per share:
Common share	$0.060	$0.060	$0.120	$0.120
Class B common share	0.054	0.054	0.108	0.108

Richardson Electronics, Ltd.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended		Six Months Ended
	November 26, 2022	November 27, 2021	November 26, 2022	November 27, 2021
Operating activities:
Net income	$5,549	$4,122	$11,873	$6,757
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation and amortization	893	859	1,776	1,688
Inventory provisions	124	57	195	140
Share-based compensation expense	213	153	524	372
(Gain) loss on disposal of assets	(25)	2	(25)	2
Deferred income taxes	27	(23)	28	12
Change in assets and liabilities:
Accounts receivable	(2,009)	1,862	(5,505)	(3,146)
Inventories	(7,658)	(4,225)	(18,126)	(9,182)
Prepaid expenses and other assets	774	(994)	(425)	(1,056)
Accounts payable	(699)	1,695	796	2,302
Accrued liabilities	(1,062)	1,032	1,147	1,512
Other	(49)	91	589	357
Net cash (used in) provided by operating activities	(3,922)	4,631	(7,153)	(242)
Investing activities:
Capital expenditures	(1,301)	(770)	(2,743)	(1,607)
Proceeds from sale of assets	193	—	193	—
Net cash used in investing activities	(1,108)	(770)	(2,550)	(1,607)
Financing activities:
Proceeds from issuance of common stock	1,517	672	2,902	724
Cash dividends paid	(831)	(792)	(1,650)	(1,578)
Other	—	(46)	(69)	(91)
Net cash provided by (used in) financing activities	686	(166)	1,183	(945)
Effect of exchange rate changes on cash and cash equivalents	(183)	(448)	(869)	(857)
(Decrease) increase in cash and cash equivalents	(4,527)	3,247	(9,389)	(3,651)
Cash and cash equivalents at beginning of period	30,633	36,418	35,495	43,316
Cash and cash equivalents at end of period	$26,106	$39,665	$26,106	$39,665

Richardson Electronics, Ltd.

Unaudited Consolidated Statement of Stockholders’ Equity

(in thousands, except per share amounts)

	Common	Class B Common	Par Value	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance May 28, 2022:	11,649	2,053	$685	$66,331	$68,031	$800	$135,847
Comprehensive income:
Net income	—	—	—	—	11,873	—	11,873
Foreign currency translation	—	—	—	—	—	(1,339)	(1,339)
Share-based compensation:
Restricted stock	—	—	—	262	—	—	262
Stock options	—	—	—	262	—	—	262
Common stock:
Options exercised	323	—	17	2,885	—	—	2,902
Restricted stock issuance	49	—	2	(71)	—	—	(69)
Class B converted to Common	1	(1)	—	—	—	—	—
Dividends paid to:
Common ($0.120 per share)	—	—	—	—	(1,428)	—	(1,428)
Class B ($0.108 per share)	—	—	—	—	(222)	—	(222)
Balance November 26, 2022	12,022	2,052	$704	$69,669	$78,254	$(539)	$148,088

Balance August 27, 2022:	11,848	2,053	$695	$67,948	$73,536	$(1,515)	$140,664
Comprehensive income:
Net income	—	—	—	—	5,549	—	5,549
Foreign currency translation	—	—	—	—	—	976	976
Share-based compensation:
Restricted stock	—	—	—	139	—	—	139
Stock options	—	—	—	74	—	—	74
Common stock:
Options exercised	173	—	9	1,508	—	—	1,517
Class B converted to Common	1	(1)	—	—	—	—	—
Dividends paid to:
Common ($0.060 per share)	—	—	—	—	(719)	—	(719)
Class B ($0.054 per share)	—	—	—	—	(112)	—	(112)
Balance November 26, 2022	12,022	2,052	$704	$69,669	$78,254	$(539)	$148,088

	Common	Class B Common	Par Value	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance May 29, 2021:	11,160	2,097	$663	$62,707	$53,297	$4,893	$121,560
Comprehensive income:
Net income	—	—	—	—	6,757	—	6,757
Foreign currency translation	—	—	—	—	—	(2,422)	(2,422)
Share-based compensation:
Restricted stock	—	—	—	234	—	—	234
Stock options	—	—	—	138	—	—	138
Common stock:
Options exercised	105	—	5	719	—	—	724
Restricted stock issuance	73	—	4	(4)	—	—	—
Dividends paid to:
Common ($0.120 per share)	—	—	—	—	(1,352)	—	(1,352)
Class B ($0.108 per share)	—	—	—	—	(226)	—	(226)
Balance November 27, 2021	11,338	2,097	$672	$63,794	$58,476	$2,471	$125,413

Balance August 28, 2021:	11,241	2,097	$667	$62,974	$55,146	$3,891	$122,678
Comprehensive income:
Net income	—	—	—	—	4,122	—	4,122
Foreign currency translation	—	—	—	—	—	(1,420)	(1,420)
Share-based compensation:
Restricted stock	—	—	—	106	—	—	106
Stock options	—	—	—	47	—	—	47
Common stock:
Options exercised	97	—	5	667	—	—	672
Dividends paid to:
Common ($0.060 per share)	—	—	—	—	(679)	—	(679)
Class B ($0.054 per share)	—	—	—	—	(113)	—	(113)
Balance November 27, 2021	11,338	2,097	$672	$63,794	$58,476	$2,471	$125,413

RICHARDSON ELECTRONICS, LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF THE COMPANY

Richardson Electronics, Ltd. (the "Company", "we", "our") is a leading global manufacturer of engineered solutions, power grid and microwave tubes, and related consumables; power conversion and RF and microwave components; high-value replacement parts, tubes, and service training for diagnostic imaging equipment; and customized display solutions. More than 60% of our products are manufactured in LaFox, Illinois, Marlborough, Massachusetts, or Donaueschingen, Germany, or by one of our manufacturing partners throughout the world. All our partners manufacture to our strict specifications and per our supplier code of conduct. We serve customers in the alternative energy, healthcare, aviation, broadcast, communications, industrial, marine, medical, military, scientific, and semiconductor markets. The Company’s strategy is to provide specialized technical expertise and “engineered solutions” based on our core engineering and manufacturing capabilities. The Company provides solutions and adds value through design-in support, systems integration, prototype design and manufacturing, testing, logistics, and aftermarket technical service and repair through its global infrastructure.

Our products include electron tubes and related components, microwave generators, subsystems used in semiconductor manufacturing and visual technology solutions. These products are used to control, switch or amplify electrical power signals, or are used as display devices in a variety of industrial, commercial, medical and communication applications.

The Company began reporting the results for its new Green Energy Solutions ("GES") segment in the first quarter of fiscal 2023 due to its focus on the power applications that support the green energy market. The GES segment has been carved out of our existing Power and Microwave Technologies (“PMT”) segment. Accordingly, the Company is reporting its financial performance based on four operating and reportable segments. The results for fiscal 2022 presented herein were adjusted to reflect the presentation of the new GES segment separately from the PMT segment.

The Company's four operating and reportable segments are defined as follows:

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

Our fiscal quarter ends on the Saturday nearest the end of the quarter-ending month. The second quarter of fiscal 2023 and fiscal 2022 both contained 13 weeks. The first six months of fiscal 2023 and fiscal 2022 both contained 26 weeks.

In the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results of interim periods have been made. All inter-company transactions and balances have been eliminated. The unaudited consolidated financial statements presented herein include the accounts of our wholly owned subsidiaries. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The results of our operations for the six months ended November 26, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending May 27, 2023.

As described in Note 1, Description of the Company and Note 7, Segment Reporting, the Company began reporting the results for its new Green Energy Solutions ("GES") segment in the first quarter of fiscal 2023 due to its focus on the power applications that support the green energy market. The GES segment has been carved out of our existing Power and Microwave Technologies (“PMT”) segment. Accordingly, the Company is reporting its financial performance based on four operating and reportable segments. The results for fiscal 2022 presented herein were adjusted to reflect the presentation of the new GES segment separately from the PMT segment. Refer to Note 7, Segment Reporting, for additional information on the changes in operating and reportable segments.

The financial information contained in this report should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended May 28, 2022, which was filed with the SEC on August 1, 2022.

3. CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Inventories, net: Our consolidated inventories were stated at the lower of cost and net realizable value, generally using a weighted-average cost method. Our net inventories include approximately $80.2 million of finished goods, $11.2 million of raw materials and $6.0 million of work-in-progress as of November 26, 2022, as compared to approximately $66.6 million of finished goods, $8.0 million of raw materials and $5.8 million of work-in-progress as of May 28, 2022.

At this time, we do not anticipate any material risks or uncertainties related to possible future inventory write-downs. Provisions for obsolete or slow-moving inventories are recorded based upon regular analysis of stock rotation privileges, obsolescence, the exiting of certain markets and assumptions about future demand and market conditions. If future demand changes in the industry, or market conditions differ from management’s estimates, additional provisions may be necessary. Inventory reserves were approximately $6.0 million as of November 26, 2022 and $6.1 million as of May 28, 2022.

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

Contract Liabilities: Contract liabilities and revenue recognized were as follows (in thousands):

	May 28, 2022	Additions	Revenue Recognized	November 26, 2022
Contract liabilities (deferred revenue)	$4,966	$2,543	$(3,010)	$4,499

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

Intangible Assets: Intangible assets are initially recorded at their fair market values determined by quoted market prices in active markets, if available, or recognized valuation models. Intangible assets that have finite useful lives are amortized over their useful lives either on a straight-line basis or over their projected future cash flows and are tested for impairment when events or changes in circumstances occur that indicate possible impairment. Our intangible assets represent the fair value for trade name, customer relationships and non-compete agreements acquired in connection with the acquisitions. Technology represents the fair value acquired in connection with acquisitions and an exclusive license, manufacturing and distribution agreement. Intangible assets subject to amortization were as follows (in thousands):

	November 26, 2022	May 28, 2022
Gross Amounts:
Trade Name	$659	$659
Customer Relationships(1)	3,383	3,393
Non-compete Agreements	177	177
Technology	380	230
Total Gross Amounts	$4,599	$4,459

Accumulated Amortization:
Trade Name	$659	$659
Customer Relationships	1,555	1,453
Non-compete Agreements	177	177
Technology	183	160
Total Accumulated Amortization	$2,574	$2,449

Net Intangible Assets	$2,025	$2,010
(1)
Change from prior periods reflect impact of foreign currency translation.

The amortization expense associated with the intangible assets subject to amortization for the next five years is presented in the following table (in thousands):

Fiscal Year	Amortization Expense
Remaining 2023	$134
2024	252
2025	240
2026	205
2027	194
Thereafter	1,000
Total amortization	$2,025

The weighted average number of years of amortization expense remaining is 11.5 years.

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

Accrued Liabilities: Accrued liabilities consisted of the following (in thousands):

	November 26, 2022	May 28, 2022
Compensation and payroll taxes	$4,484	$5,519
Accrued severance	516	678
Professional fees	738	470
Deferred revenue	4,499	4,966
Other accrued expenses	6,837	4,477
Accrued Liabilities	$17,074	$16,110

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

Warranty reserves are established for costs that are expected to be incurred after the sale and delivery of products under warranty. Warranty reserves are included in accrued liabilities on our consolidated balance sheets. The warranty reserves are determined based on known product failures, historical experience and other available evidence. Warranty reserves were approximately $0.8 million as of November 26, 2022 and $0.7 million as of May 28, 2022.

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

The gross amounts of assets and liabilities related to both operating and financing leases were as follows (in thousands):

Lease Type	November 26, 2022	May 28, 2022
Operating lease ROU asset	$2,527	$3,024
Financing lease ROU asset	—	215
Total lease ROU asset	$2,527	$3,239
Operating lease liability current	$1,015	$1,109
Operating lease liability non-current	$1,512	$1,915

The components of lease costs were as follows (in thousands):

		Three Months Ended
		November 26, 2022	November 27, 2021
Consolidated operating lease expense	Operating expenses	$411	$446

Consolidated financing lease amortization	Operating expenses	—	23
Consolidated financing lease interest	Interest expense	—	1
Consolidated financing lease expense		—	24

Net lease cost		$411	$470

		Six Months Ended
		November 26, 2022	November 27, 2021
Consolidated operating lease expense	Operating expenses	$865	$901

Consolidated financing lease amortization	Operating expenses	—	46
Consolidated financing lease interest	Interest expense	—	3
Consolidated financing lease expense		—	49

Net lease cost		$865	$950

The approximate future minimum lease payments under operating leases at November 26, 2022 were as follows (in thousands):

Fiscal Year	Operating Leases
Remaining 2023	$611
2024	920
2025	643
2026	400
2027	75
Thereafter	16
Total lease payments	2,665
Less imputed interest	138
Net minimum lease payments	$2,527

The weighted average remaining lease terms and interest rates of leases held by the Company as of November 26, 2022 were as follows:

Lease Type	Weighted Average Remaining Lease Term in Years	Weighted Average Interest Rate
Operating leases	2.9	4.2%

The cash outflows of the leasing activity of the Company as lessee for the six months ending November 26, 2022 and November 27, 2021 were as follows (in thousands):

		Six Months Ended
Cash Flow Source	Classification	November 26, 2022	November 27, 2021
Operating cash flows from operating leases	Operating activities	$496	$1,303
Operating cash flows from financing leases	Operating activities	—	88
Finance cash flows from financing leases	Financing activities	—	91

5. INCOME TAXES

We recorded an income tax provision of $3.6 million and $0.7 million for the first six months of fiscal 2023 and the first six months of fiscal 2022, respectively. The effective income tax rate during the first six months of fiscal 2023 was a tax provision of 23.4% as compared to a tax provision of 9.6% during the first six months of fiscal 2022. The difference in rate during the first six months of fiscal 2023 as compared to the first six months of fiscal 2022 reflects changes in the valuation allowance recorded at year end fiscal 2022, absence of Net Operating Losses (“NOL”) for utilization in fiscal 2023, our geographical distribution of income (loss), which is primarily driven by an increase in U.S. earnings for fiscal 2023 and a state income tax provision. The 23.4% effective income tax rate differs from the federal statutory rate of 21% as a result of our geographical distribution of income (loss), which is primarily driven by an increase in U.S. earnings for fiscal 2023 and a state income tax provision.

In the normal course of business, we are subject to examination by taxing authorities throughout the world. Generally, years prior to fiscal 2017 are closed for examination under the statute of limitation for U.S. federal, U.S. state and local or non-U.S. tax jurisdictions. We were under examination for fiscal 2015 through fiscal 2018 in Germany. The audit was settled in the fourth quarter of fiscal 2022. In the second quarter of fiscal 2023, the Company paid the audit assessment for the fiscal 2015 through fiscal 2018 years. Our primary foreign tax jurisdictions are Germany and the Netherlands. We have tax years open in Germany beginning in fiscal 2019 and the Netherlands beginning in fiscal 2021.

We have historically determined that certain undistributed earnings of our foreign subsidiaries, to the extent of cash available, will be repatriated to the U.S. The deferred tax liability on the outside basis difference is now primarily withholding tax on future dividend distributions. The Company does not have a deferred tax liability recorded on the outside basis difference as of November 26, 2022 but had a deferred liability of $0.1 million as of May 28, 2022,

As of November 26, 2022 and as of May 28, 2022, our worldwide liability for uncertain tax positions related to continuing operations was $0.1 million, excluding interest and penalties. We record penalties and interest related to uncertain tax positions in the income tax expense line item within the consolidated statements of comprehensive loss.

As of November 26, 2022, we have maintained a full valuation allowance against the foreign tax credit deferred tax asset based on negative evidence relating to the Company’s ability to utilize the foreign tax credit carryforward in the future. As of November 26, 2022, a valuation allowance of $3.4 million was recorded, representing the portion of the deferred tax asset that management does not believe is more likely than not to be realized. The valuation allowance as of November 27, 2021 was $10.4 million. The remaining valuation allowance relates to foreign tax credits ($1.8 million), state NOLs ($0.2 million) and deferred tax assets in foreign jurisdictions where historical taxable losses have been incurred ($1.4 million). The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth.

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

The earnings per share (“EPS”) presented in our unaudited consolidated statements of comprehensive income were based on the following amounts (in thousands, except per share amounts):

	Three Months Ended
	November 26, 2022		November 27, 2021
	Basic	Diluted	Basic	Diluted
Numerator for Basic and Diluted EPS:
Net income	$5,549	$5,549	$4,122	$4,122
Less dividends:
Common stock	719	719	679	679
Class B common stock	112	112	113	113
Undistributed earnings	$4,718	$4,718	$3,330	$3,330

Common stock undistributed earnings	$4,085	$4,112	$2,852	$2,867
Class B common stock undistributed earnings	633	606	478	463
Total undistributed earnings	$4,718	$4,718	$3,330	$3,330

Denominator for Basic and Diluted EPS:
Common stock weighted average shares	11,918	11,918	11,270	11,270
Effect of dilutive securities
Dilutive stock options		617		427
Denominator for diluted EPS adjusted for weighted average shares and assumed conversion		12,535		11,697
Class B common stock weighted average shares and shares under if-converted method for diluted EPS	2,053	2,053	2,097	2,097

Net income per share:
Common stock	$0.40	$0.39	$0.31	$0.30
Class B common stock	$0.36	$0.35	$0.28	$0.27

Note: There were no common stock options that were antidilutive in the second quarter of fiscal 2023 and fiscal 2022.

	Six Months Ended
	November 26, 2022		November 27, 2021
	Basic	Diluted	Basic	Diluted
Numerator for Basic and Diluted EPS:
Net income	$11,873	$11,873	$6,757	$6,757
Less dividends:
Common stock	1,428	1,428	1,352	1,352
Class B common stock	222	222	226	226
Undistributed earnings	$10,223	$10,223	$5,179	$5,179

Common stock undistributed earnings	$8,841	$8,901	$4,434	$4,453
Class B common stock undistributed earnings	1,382	1,322	745	726
Total undistributed earnings	$10,223	$10,223	$5,179	$5,179

Denominator for Basic and Diluted EPS:
Common stock weighted average shares	11,816	11,816	11,232	11,232
Effect of dilutive securities
Dilutive stock options		626		336
Denominator for diluted EPS adjusted for weighted average shares and assumed conversion		12,442		11,568
Class B common stock weighted average shares and shares under if-converted method for diluted EPS	2,053	2,053	2,097	2,097

Net income per share:
Common stock	$0.87	$0.83	$0.52	$0.50
Class B common stock	$0.78	$0.75	$0.46	$0.45

Note: There were no common stock options that were antidilutive in the first six months of fiscal 2023 and fiscal 2022.

7. SEGMENT REPORTING

The Company began reporting the results for its new Green Energy Solutions ("GES") segment in the first quarter of fiscal 2023 due to its focus on the power applications that support the green energy market. The GES segment has been carved out of our existing Power and Microwave Technologies (“PMT”) segment. Accordingly, the Company is reporting its financial performance based on four operating and reportable segments. The results for fiscal 2022 presented herein were adjusted to reflect the presentation of the new GES segment separately from the PMT segment.

The Company's four operating and reportable segments are defined as follows:

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

The CEO, who is the chief operating decision maker, evaluates performance and allocates resources primarily based on the gross profit of each segment.

Operating results by segment are summarized in the following table (in thousands):

	Three Months Ended		Six Months Ended
	November 26, 2022	November 27, 2021	November 26, 2022	November 27, 2021
PMT
Net Sales	$40,585	$36,826	$85,939	$77,261
Gross Profit	14,011	12,399	29,546	24,586
GES
Net Sales	12,293	4,911	20,804	7,485
Gross Profit	4,162	1,587	7,184	2,331
Canvys
Net Sales	10,079	9,150	20,492	17,591
Gross Profit	2,995	2,912	6,261	5,730
Healthcare
Net Sales	2,948	3,092	6,227	5,346
Gross Profit	683	759	1,887	1,307

Geographic net sales information is primarily grouped by customer destination into five areas: North America; Asia/Pacific; Europe; Latin America; and Other.

Net sales and gross profit by geographic region are summarized in the following table (in thousands):

	Three Months Ended		Six Months Ended
	November 26, 2022	November 27, 2021	November 26, 2022	November 27, 2021
Net Sales
North America	$31,577	$24,440	$63,405	$44,968
Asia/Pacific	15,306	11,699	32,860	24,945
Europe	16,574	15,114	31,930	32,164
Latin America	2,461	2,721	5,306	5,596
Other (1)	(13)	5	(39)	10
Total	$65,905	$53,979	$133,462	$107,683
Gross Profit
North America	$12,184	$8,658	$25,463	$16,038
Asia/Pacific	4,791	3,919	10,321	8,065
Europe	4,943	4,834	9,285	9,623
Latin America	883	1,000	1,902	2,081
Other (1)	(950)	(754)	(2,093)	(1,853)
Total	$21,851	$17,657	$44,878	$33,954

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

8. RISKS AND UNCERTAINTIES

COVID-19 Update

The impact of the COVID-19 pandemic and its effects continue to evolve. As such, the full magnitude that the pandemic, and the steps taken to prevent, mitigate and/or respond to its spread, will have on the Company’s financial condition, liquidity and future results of operations remains uncertain. The extent of the impact of the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the duration and spread of the pandemic, the extent, speed and effectiveness of continued worldwide containment efforts, and other actions taken by governments, businesses and individuals in response to abatement and resurgence of the virus. Our ability to meet customer demands for products may be impaired or, similarly, our customers may experience adverse business consequences due to the continued impact of COVID-19 and its effects.

Reduced demand for products or impaired ability to meet customer demand (including disruptions at our transportation service providers or vendors) could have a material adverse effect on our business, operations and financial performance. There were sales declines during fiscal year 2021, the majority of which were related to the COVID-19 global pandemic. While the Company did not experience sales declines during fiscal year 2022 as a result of the pandemic, the impacts of the pandemic on supply chain and freight negatively impacted our gross margins as a percentage of net sales in our Canvys and Healthcare segments.

As a result of COVID-19 and its effects, we continued to experience some component delays impacting new product development schedules. The global markets have generally suffered, and are continuing to suffer, from material disruptions in the supply chain.

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

Company Response to CARES Act

On March 27, 2020, Congress enacted the Coronavirus Aid, Relief and Economic Security (“CARES”) Act to provide certain relief as a result of the COVID-19 outbreak. The CARES Act included provisions relating to refundable payroll tax credits, deferral of employer-side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, increased limitations on qualified charitable contributions and technical corrections to tax depreciation methods for qualified, improvement property. As of November 26, 2022, the Company deferred $0.4 million of employer-side social security tax payments, which will be paid by December 31, 2022. The Company has estimated and recorded the overall effects of the CARES Act and does not anticipate a material change.

9. FAIR VALUE MEASUREMENTS

Investments are measured at fair value. The Company had investments of $5.0 million as of November 26, 2022 and $5.0 million as of May 28, 2022.

10. RELATED PARTY TRANSACTION

On June 15, 2015, the Company entered into a lease agreement for the IMES facility with LDL, LLC. That lease agreement was extended for five years in fiscal 2021. The Company shall be entitled to extend the term of the lease for a period of an additional five years by notifying the landlord in writing of its intention to do so within six months of the expiration of the term. The Executive Vice President of IMES, Lee A. McIntyre III (former owner of IMES), has an ownership interest in LDL, LLC. Mr. McIntyre departed from the Company in the second quarter of fiscal year 2023. The lease agreement provides for monthly payments over five years with total future minimum lease payments of $0.4 million. Rental expense related to this lease amounted to less than $0.1 million for the six months ended November 26, 2022 and November 27, 2021.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Certain statements in this report may constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. The terms “may”, “should”, “could”, “anticipate”, “believe”, “continues”, “estimate”, “expect”, “intend”, “objective”, “plan”, “potential”, “project” and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. These statements are based on management’s current expectations, intentions or beliefs and are subject to a number of factors, assumptions and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Factors that could cause or contribute to such differences or that might otherwise impact the business include; economic, labor and political systems and conditions; global business disruption caused by the Russia invasion in Ukraine and related sanctions: currency exchange fluctuations; and the ability of the Company to manage its growth and the risk factors set forth in our Annual Report on Form 10-K filed with the SEC on August 1, 2022. We undertake no obligation to update any such factor or to publicly announce the results of any revisions to any forward-looking statements contained herein whether as a result of new information, future events or otherwise.

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

INTRODUCTION

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to assist the reader in better understanding our business, results of operations, financial condition, changes in financial condition and significant developments. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes appearing elsewhere in this filing. This section is organized as follows:

•
Business Overview
•
Results of Operations – an analysis and comparison of our consolidated results of operations for the three and six month periods ended November 26, 2022 and November 27, 2021, as reflected in our consolidated statements of comprehensive income.
•
Liquidity, Financial Position and Capital Resources – a discussion of our primary sources and uses of cash for the six month periods ended November 26, 2022 and November 27, 2021, and a discussion of changes in our financial position.

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

The Company began reporting the results for its new Green Energy Solutions ("GES") segment in the first quarter of fiscal 2023 due to its focus on the power applications that support the green energy market. The GES segment has been carved out of our existing Power and Microwave Technologies (“PMT”) segment. Accordingly, the Company is reporting its financial performance based on four operating and reportable segments. The results for fiscal 2022 presented herein were adjusted to reflect the presentation of the new GES segment separately from the PMT segment.

The Company's four operating and reportable segments are defined as follows:

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

RESULTS OF OPERATIONS

Financial Summary – Three Months Ended November 26, 2022

•
The second quarter of fiscal 2023 and fiscal 2022 each contained 13 weeks.
•
Net sales during the second quarter of fiscal 2023 were $65.9 million, an increase of 22.1%, compared to net sales of $54.0 million during the second quarter of fiscal 2022.
•
Gross margin increased to 33.2% during the second quarter of fiscal 2023 compared to 32.7% during the second quarter of fiscal 2022.
•
Selling, general and administrative expenses were $14.7 million or 22.3% of net sales, during the second quarter of fiscal 2023 compared to $13.1 million, or 24.3% of net sales, during the second quarter of fiscal 2022.
•
Operating income during the second quarter of fiscal 2023 was $7.2 million compared to $4.5 million during the second quarter of fiscal 2022.
•
Net income during the second quarter of fiscal 2023 was $5.5 million compared to $4.1 million during the second quarter of fiscal 2022.

Financial Summary – Six Months Ended November 26, 2022

•
The first six months of fiscal 2023 and fiscal 2022 each contained 26 weeks.
•
Net sales during the first six months of fiscal 2023 were $133.5 million, an increase of 23.9%, compared to net sales of $107.7 million during the first six months of fiscal 2022.
•
Gross margin increased to 33.6% during the first six months of fiscal 2023 compared to 31.5% during the first six months of fiscal 2022.
•
Selling, general and administrative expenses were $28.9 million or 21.7% of net sales, during the first six months of fiscal 2023 compared to $26.6 million, or 24.7% of net sales, during the first six months of fiscal 2022.
•
Operating income during the first six months of fiscal 2023 was $16.0 million compared to $7.3 million during the first six months of fiscal 2022.
•
Net income during the six months of fiscal 2023 was $11.9 million compared to $6.8 million during the first six months of fiscal 2022.

As previously disclosed, we made certain changes in our reporting structure for fiscal 2023. As a result of these changes, we revised our reportable segments as further discussed in Note 7, Segment Reporting, to our unaudited consolidated financial statements. For comparability purposes, segment reporting for the prior periods have been adjusted to conform to the current presentation.

Net Sales and Gross Profit Analysis

Net sales by segment and percent change during the second quarter and first six months of fiscal 2023 and fiscal 2022 were as follows (in thousands):

Net Sales	Three Months Ended		FY23 vs. FY22
	November 26, 2022	November 27, 2021	% Change
PMT	$40,585	$36,826	10.2%
GES	12,293	4,911	150.3%
Canvys	10,079	9,150	10.2%
Healthcare	2,948	3,092	-4.7%
Total	$65,905	$53,979	22.1%

	Six Months Ended		FY23 vs. FY22
	November 26, 2022	November 27, 2021	% Change
PMT	$85,939	$77,261	11.2%
GES	20,804	7,485	177.9%
Canvys	20,492	17,591	16.5%
Healthcare	6,227	5,346	16.5%
Total	$133,462	$107,683	23.9%

During the second quarter of fiscal 2023, consolidated net sales increased 22.1% compared to the second quarter of fiscal 2022. Sales for PMT increased 10.2%, sales for GES increased 150.3%, sales for Canvys increased 10.2% and sales for Healthcare decreased 4.7%. The increase in PMT was mainly due to strong growth in both the semi-wafer fabrication industry and the RF and Microwave products. The increase in GES was mainly due to growth in our ULTRA3000 and other related product sales into the wind turbine industry and from customers manufacturing synthetic diamonds. GES also had increased sales into the Electric Vehicle market including electric cars and locomotives. The increase in Canvys was primarily due to strong sales in the North American market. The decrease in Healthcare was due to lower part sales which were partially offset by increased sales of equipment and CT tubes.

During the first six months of fiscal 2023, consolidated net sales increased 23.9% compared to the first six months of fiscal 2022. Sales for PMT increased 11.2%, sales for GES increased 177.9%, sales for Canvys increased 16.5% and sales for Healthcare increased 16.5%. The increase in PMT was mainly due to strong growth in the semi-wafer fabrication industry. The increase in GES was mainly due to growth in our ULTRA3000 and other related product sales into the wind turbine industry and from customers manufacturing synthetic diamonds. GES also had increased sales into the Electric Vehicle market including electric cars and locomotives. The increase in Canvys was primarily due to strong sales in the North American market. The increase in Healthcare was due to increased sales in all major products lines.

Gross profit by segment and percent of net sales for the second quarter and first six months of fiscal 2023 and fiscal 2022 were as follows (in thousands):

Gross Profit	Three Months Ended
	November 26, 2022	% of Net Sales	November 27, 2021	% of Net Sales
PMT	$14,011	34.5%	$12,399	33.7%
GES	4,162	33.9%	1,587	32.3%
Canvys	2,995	29.7%	2,912	31.8%
Healthcare	683	23.2%	759	24.5%
Total	$21,851	33.2%	$17,657	32.7%

	Six Months Ended
	November 26, 2022	% of Net Sales	November 27, 2021	% of Net Sales
PMT	$29,546	34.4%	$24,586	31.8%
GES	7,184	34.5%	2,331	31.1%
Canvys	6,261	30.6%	5,730	32.6%
Healthcare	1,887	30.3%	1,307	24.4%
Total	$44,878	33.6%	$33,954	31.5%

Gross profit reflects the distribution and manufacturing product margin less manufacturing variances, inventory obsolescence charges, customer returns, scrap and cycle count adjustments, engineering costs and other provisions.

Consolidated gross profit increased to $21.9 million during the second quarter of fiscal 2023 compared to $17.7 million during the second quarter of fiscal 2022. Consolidated gross margin as a percentage of net sales increased to 33.2% during the second quarter of fiscal 2023 from 32.7% during the second quarter of fiscal 2022, primarily due to product mix in PMT and product mix and manufacturing efficiencies in GES. The unfavorable product mix and foreign currency effects in Canvys and unfavorable product mix in Healthcare partially offset the favorable gross margin impact for PMT and GES.

Consolidated gross profit increased to $44.9 million during the first six months of fiscal 2023 compared to $34.0 million during the first six months of fiscal 2022. Consolidated gross margin as a percentage of net sales increased to 33.6% during the first six months of fiscal 2023 from 31.5% during the first six months of fiscal 2022, primarily due to product mix in PMT, product mix and manufacturing efficiencies in GES, and decreased component scrap expense and improved manufacturing absorption in Healthcare. The unfavorable product mix and foreign currency effects in Canvys partially offset the favorable gross margin impact for PMT, GES and Healthcare.

Power and Microwave Technologies

PMT net sales increased 10.2% to $40.6 million during the second quarter of fiscal 2023 from $36.8 million during the second quarter of fiscal 2022. The increase was mainly due to strong growth in both the semi-wafer fabrication industry and the RF and Microwave products for various applications. Gross margin as a percentage of net sales increased to 34.5% during the second quarter of fiscal 2023 as compared to 33.7% during the second quarter of fiscal 2022 due to product mix.

PMT net sales increased 11.2% to $85.9 million during the first six months of fiscal 2023 from $77.3 million during the first six months of fiscal 2022. The increase was mainly due to strong growth in the semi-wafer fabrication industry. Gross margin as a percentage of net sales increased to 34.4% during the first six months of fiscal 2023 as compared to 31.8% during the first six months of fiscal 2022 due to product mix.

Green Energy Solutions

GES net sales increased 150.3% to $12.3 million during the second quarter of fiscal 2023 from $4.9 million during the second quarter of fiscal 2022. The increase was mainly due to growth in our ULTRA3000 and other related product sales into the wind turbine industry and from customers manufacturing synthetic diamonds. We also saw an increase in sales into the Electric Vehicle market including both electric cars and locomotives. Gross margin as a percentage of net sales increased to 33.9% during the second quarter of fiscal 2023 as compared to 32.3% during the second quarter of fiscal 2022 due to improved manufacturing efficiencies and product mix.

GES net sales increased 177.9% to $20.8 million during the first six months of fiscal 2023 from $7.5 million during the first six months of fiscal 2022. The increase was mainly due to growth in our ULTRA3000 and other related product sales into the wind turbine industry and from customers manufacturing synthetic diamonds. We also saw an increase in sales into the Electric Vehicle market including both electric cars and locomotives. Gross margin as a percentage of net sales increased to 34.5% during the first six months of fiscal 2023 as compared to 31.1% during the first six months of fiscal 2022 due to improved manufacturing efficiencies and product mix.

Canvys

Canvys net sales increased 10.2% to $10.1 million during the second quarter of fiscal 2023 from $9.2 million during the second quarter of fiscal 2022, primarily due to strong sales in the North American market. Gross margin as a percentage of net sales decreased to 29.7% during the second quarter of fiscal 2023 from 31.8% during the second quarter of fiscal 2022 primarily due to product mix and foreign currency effects.

Canvys net sales increased 16.5% to $20.5 million during the first six months of fiscal 2023 from $17.6 million during the first six months of fiscal 2022 primarily due to strong sales in the North American market. Gross margin as a percentage of net sales decreased to 30.6% during the first six months of fiscal 2023 from 32.6% during the first six months of fiscal 2022 primarily due to product mix and foreign currency effects.

Healthcare

Healthcare net sales decreased 4.7% to $2.9 million during the second quarter of fiscal 2023 from $3.1 million during the second quarter of fiscal 2022 due to a decrease in part sales partially offset by increases in equipment sales and CT tubes. Gross margin as a percentage of net sales decreased to 23.2% during the second quarter of fiscal 2023 as compared to 24.5% during the second quarter of fiscal 2022 primarily due to product mix.

Healthcare net sales increased 16.5% to $6.2 million during the first six months of fiscal 2023 from $5.3 million during the first six months of fiscal 2022 due to increases in all major Healthcare product lines. Gross margin as a percentage of net sales increased to 30.3% during the first six months of fiscal 2023 as compared to 24.4% during the first six months of fiscal 2022 primarily due to improved manufacturing absorption and decreased component scrap expense.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) increased to $14.7 million during the second quarter of fiscal 2023 from $13.1 million in the second quarter of fiscal 2022. The increase was mainly due to higher employee compensation expenses, including incentive expense from higher operating income and higher travel expenses. However, as a percentage of net sales, SG&A for the second quarter of fiscal 2023 decreased to 22.3% compared to 24.3% for the second quarter of fiscal 2022.

Selling, general and administrative expenses increased to $28.9 million during the first six months of fiscal 2023 from $26.6 million in the first six months of fiscal 2022. The increase was mainly due to higher employee compensation expenses, including incentive expense from higher operating income and higher travel expenses. However, as a percentage of net sales, SG&A for the first six months of fiscal 2023 decreased to 21.7% compared to 24.7% for the first six months of fiscal 2022.

Other Income/Expense

Other expense was $0.1 million during the second quarter of fiscal 2023, compared to other income of $0.2 million for the second quarter of fiscal 2022. Other expense during the second quarter of fiscal 2023 was mainly attributable to foreign exchange. Our foreign exchange gains and losses are primarily due to the translation of U.S. dollars held in non-U.S. entities. We currently do not utilize derivative instruments to manage our exposure to foreign currency.

Other expense was $0.5 million during the first six months of fiscal 2023, compared to other income of $0.1 million for the first six months of fiscal 2022. Other expense during the first six months of fiscal 2023 was mainly attributable to foreign exchange. Our foreign exchange gains and losses are primarily due to the translation of U.S. dollars held in non-U.S. entities. We currently do not utilize derivative instruments to manage our exposure to foreign currency.

Income Tax Provision

The income tax provision was $1.5 million and $0.6 million for the second quarter of fiscal 2023 and for the second quarter of fiscal 2022, respectively. The effective income tax rate during the second quarter of fiscal 2023 was a tax provision of 21.5% as compared to a tax provision of 11.8% during the second quarter of fiscal 2022. The difference in rate during the second quarter of fiscal 2023 as compared to the second quarter of fiscal 2022 reflects changes in the valuation allowance recorded at year end fiscal 2022, absence of Net Operating Losses (“NOL”) for utilization in fiscal 2023, our geographical distribution of income (loss), which is primarily driven by an increase in U.S. earnings for fiscal 2023 and a state income tax provision.

We recorded an income tax provision of $3.6 million and $0.7 million for the first six months of fiscal 2023 and the first six months of fiscal 2022, respectively. The effective income tax rate during the first six months of fiscal 2023 was a tax provision of 23.4% as compared to a tax provision of 9.6% during the first six months of fiscal 2022. The difference in rate during the first six months of fiscal 2023 as compared to the first six months of fiscal 2022 reflects changes in the valuation allowance recorded at year end fiscal 2022, absence of Net Operating Losses (“NOL”) for utilization in fiscal 2023, our geographical distribution of income (loss), which is primarily driven by an increase in U.S. earnings for fiscal 2023 and a state income tax provision. The 23.4% effective income tax rate differs from the federal statutory rate of 21% as a result of our geographical distribution of income (loss), which is primarily driven by an increase in U.S. earnings for fiscal 2023 and a state income tax provision.

In the normal course of business, we are subject to examination by taxing authorities throughout the world. Generally, years prior to fiscal 2017 are closed for examination under the statute of limitation for U.S. federal, U.S. state and local or non-U.S. tax jurisdictions. We were under examination for fiscal 2015 through fiscal 2018 in Germany. The audit was settled in the fourth quarter of fiscal 2022. In the second quarter of fiscal 2023, the Company paid the audit assessment for the fiscal 2015 through fiscal 2018 years. Our primary foreign tax jurisdictions are Germany and the Netherlands. We have tax years open in Germany beginning in fiscal 2019 and the Netherlands beginning in fiscal 2021.

Net Income and Per Share Data

Net income during the second quarter of fiscal 2023 was $5.5 million, or $0.39 per diluted common share and $0.35 per Class B diluted common share as compared to $4.1 million during the second quarter of fiscal 2022 or $0.30 per diluted common share and $0.27 per Class B diluted common share.

Net income during the first six months of fiscal 2023 was $11.9 million, or $0.83 per diluted common share and $0.75 per Class B diluted common share as compared to $6.8 million during the first six months of fiscal 2022 or $0.50 per diluted common share and $0.45 per Class B diluted common share.

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

Our operations and cash needs have been primarily financed through income from operations and cash on hand.

Cash, cash equivalents and investments were $31.1 million at November 26, 2022. Cash, cash equivalents and investments by geographic area at November 26, 2022 consisted of $13.7 million in North America, $9.1 million in Europe, $1.4 million in Latin America and $6.9 million in Asia/Pacific. No funds were repatriated to the United States in the first six months of fiscal 2023. However, we anticipate repatriation of funds to the United States in subsequent quarters. Although the Tax Cuts and Jobs Act generally eliminated federal income tax on future cash repatriation to the United States, cash repatriation may be subject to state and local taxes, withholding or similar taxes. See Note 7, Income Taxes of the notes to our consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended May 28, 2022, filed with the SEC on August 1, 2022 for further information.

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

Operating activities used $7.2 million of cash during the first six months of fiscal 2023. We had a net income of $11.9 million during the first six months of fiscal 2023, which included non-cash stock-based compensation expense of $0.5 million associated with the issuance of stock option and restricted stock awards, inventory reserve provisions of $0.2 million and depreciation and amortization expense of $1.8 million associated with our property and equipment as well as amortization of our intangible assets. Changes in our operating assets and liabilities used $21.5 million in cash during the first six months of fiscal 2023, net of foreign currency exchange gains and losses, included an increase in accounts receivable of $5.5 million, an increase in inventory of $18.1 million and an increase in prepaid expenses of $0.4 million. Partially offsetting the cash utilization for accounts receivable, inventory and prepaid expenses was an increase in accounts payable and accrued liabilities of $1.9 million. The increase in accounts receivable was primarily due to increased sales. The majority of the inventory increase was to support the product growth in LaFox manufacturing, Green Energy Solutions and Canvys, in addition to increases in the inventory for electron tubes. The increase in accounts payable was related to the inventory increase and the increase in accrued liabilities was timing related.

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

Cash used in investing activities of $2.6 million during the first six months of fiscal 2023 was mainly due to capital expenditures. Capital expenditures were primarily related to our IT system, as well as our LaFox manufacturing business and facilities, which also supports both EDG and Green Energy Solutions. The Company did not have any investment purchases or maturities in the first six months of fiscal 2023.

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

Cash provided by financing activities of $1.2 million during the first six months of fiscal 2023 primarily resulted from the $2.9 million proceeds from the issuance of stock less the $1.7 million of dividend payments to stockholders.

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

The interpretation and analysis of these disclosures should not be considered in isolation since such variances in exchange rates would likely influence other economic factors. Such factors, which are not readily quantifiable, would likely also affect our operations. Additional disclosure regarding various market risks are set forth in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended May 28, 2022, filed with the SEC on August 1, 2022.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of November 26, 2022.

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

(b) Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the second quarter of fiscal 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended May 28, 2022, filed with the SEC on August 1, 2022.

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

101

The following financial information from our Quarterly Report on Form 10-Q for the second quarter of fiscal 2023, filed with the SEC on January 5, 2023, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Comprehensive Income, (iii) the Unaudited Consolidated Statements of Cash Flows, (iv) the Unaudited Consolidated Statement of Stockholders’ Equity and (v) Notes to Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RICHARDSON ELECTRONICS, LTD.

Date: January 5, 2023	By:	/s/ Robert J. Ben
Robert J. Ben Chief Financial Officer and Chief Accounting Officer (on behalf of the Registrant and as Principal Financial Officer)