Form 10-Q
period 2023-02-25
RICHARDSON ELECTRONICS, LTD.
filed 2023-04-06
CIK 355948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 25, 2023

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

As of April 4, 2023, there were outstanding 12,085,774 shares of Common Stock, $0.05 par value and 2,051,488 shares of Class B Common Stock, $0.05 par value, which are convertible into Common Stock of the registrant on a share for share basis.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Richardson Electronics, Ltd.

Unaudited Consolidated Balance Sheets

(in thousands, except per share amounts)

	Unaudited	Audited
	February 25, 2023	May 28, 2022
Assets
Current assets:
Cash and cash equivalents	$24,645	$35,495
Accounts receivable, less allowance of $189 and $186, respectively	42,151	29,878
Inventories, net	101,409	80,390
Prepaid expenses and other assets	2,639	2,448
Investments - current	—	5,000
Total current assets	170,844	153,211
Non-current assets:
Property, plant and equipment, net	19,335	16,961
Intangible assets, net	1,957	2,010
Lease ROU asset	2,378	3,239
Other non-current assets	339	—
Non-current deferred income taxes	4,350	4,398
Total non-current assets	28,359	26,608
Total assets	$199,203	$179,819
Liabilities
Current liabilities:
Accounts payable	$24,686	$23,987
Accrued liabilities	16,502	16,110
Lease liability current	996	1,109
Total current liabilities	42,184	41,206
Non-current liabilities:
Non-current deferred income tax liabilities	84	85
Lease liability non-current	1,382	1,915
Other non-current liabilities	613	766
Total non-current liabilities	2,079	2,766
Total liabilities	44,263	43,972
Stockholders’ Equity
Common stock, $0.05 par value; issued and outstanding 12,085 shares on February 25, 2023 and 11,649 shares on May 28, 2022	604	582
Class B common stock, convertible, $0.05 par value; issued and outstanding 2,052 shares on February 25, 2023 and 2,053 shares on May 28, 2022	103	103
Preferred stock, $1.00 par value, no shares issued	—	—
Additional paid-in-capital	70,383	66,331
Retained earnings	83,760	68,031
Accumulated other comprehensive income	90	800
Total stockholders’ equity	154,940	135,847
Total liabilities and stockholders’ equity	$199,203	$179,819

Richardson Electronics, Ltd.

Unaudited Consolidated Statements of Comprehensive Income

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	February 25, 2023	February 26, 2022	February 25, 2023	February 26, 2022
Net sales	$70,364	$55,308	$203,826	$162,991
Cost of sales	47,959	37,739	136,543	111,468
Gross profit	22,405	17,569	67,283	51,523
Selling, general and administrative expenses	14,779	13,946	43,704	40,550
Loss (gain) on disposal of assets	13	—	(12)	2
Operating income	7,613	3,623	23,591	10,971
Other expense (income):
Investment/interest income	(76)	(11)	(179)	(36)
Foreign exchange (income) loss	(292)	121	305	(2)
Other, net	(14)	17	(29)	39
Total other (income) expense	(382)	127	97	1
Income before income taxes	7,995	3,496	23,494	10,970
Income tax provision	1,655	609	5,281	1,326
Net income	6,340	2,887	18,213	9,644
Foreign currency translation gain (loss), net of tax	629	69	(710)	(2,353)
Comprehensive income	$6,969	$2,956	$17,503	$7,291

Net income per share:
Common shares - Basic	$0.46	$0.22	$1.33	$0.73
Class B common shares - Basic	0.41	0.19	1.19	0.66
Common shares - Diluted	0.44	0.21	1.27	0.71
Class B common shares - Diluted	0.40	0.19	1.15	0.64

Weighted average number of shares:
Common shares – Basic	12,047	11,497	11,893	11,320
Class B common shares – Basic	2,052	2,074	2,053	2,089
Common shares – Diluted	12,666	12,027	12,524	11,724
Class B common shares – Diluted	2,052	2,074	2,053	2,089

Dividends per share:
Common share	$0.060	$0.060	$0.180	$0.180
Class B common share	0.054	0.054	0.162	0.162

Richardson Electronics, Ltd.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended		Nine Months Ended
	February 25, 2023	February 26, 2022	February 25, 2023	February 26, 2022
Operating activities:
Net income	$6,340	$2,887	$18,213	$9,644
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	912	872	2,688	2,560
Inventory provisions	115	88	310	228
Share-based compensation expense	206	142	730	514
Loss (gain) on disposal of assets	13	—	(12)	2
Deferred income taxes	(1)	26	27	38
Change in assets and liabilities:
Accounts receivable	(7,189)	(4,209)	(12,694)	(7,355)
Inventories	(3,638)	(3,113)	(21,764)	(12,295)
Prepaid expenses and other assets	(153)	(2)	(578)	(1,058)
Accounts payable	(12)	1,902	784	4,204
Accrued liabilities	(661)	563	486	2,075
Other	(192)	(370)	397	(13)
Net cash used in operating activities	(4,260)	(1,214)	(11,413)	(1,456)
Investing activities:
Capital expenditures	(2,230)	(554)	(4,973)	(2,161)
Proceeds from maturity of investments	5,000	—	5,000	—
Proceeds from sale of assets	—	—	193	—
Net cash provided by (used in) investing activities	2,770	(554)	220	(2,161)
Financing activities:
Proceeds from issuance of common stock	511	1,906	3,413	2,630
Cash dividends paid	(834)	(806)	(2,484)	(2,384)
Other	—	(45)	(69)	(136)
Net cash (used in) provided by financing activities	(323)	1,055	860	110
Effect of exchange rate changes on cash and cash equivalents	352	195	(517)	(662)
Decrease in cash and cash equivalents	(1,461)	(518)	(10,850)	(4,169)
Cash and cash equivalents at beginning of period	26,106	39,665	35,495	43,316
Cash and cash equivalents at end of period	$24,645	$39,147	$24,645	$39,147

Richardson Electronics, Ltd.

Unaudited Consolidated Statement of Stockholders’ Equity

(in thousands, except per share amounts)

	Common	Class B Common	Par Value	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance May 28, 2022:	11,649	2,053	$685	$66,331	$68,031	$800	$135,847
Comprehensive income:
Net income	—	—	—	—	18,213	—	18,213
Foreign currency translation	—	—	—	—	—	(710)	(710)
Share-based compensation:
Restricted stock	—	—	—	402	—	—	402
Stock options	—	—	—	328	—	—	328
Common stock:
Options exercised	386	—	20	3,393	—	—	3,413
Restricted stock issuance	49	—	2	(71)	—	—	(69)
Class B converted to Common	1	(1)	—	—	—	—	—
Dividends paid to:
Common ($0.180 per share)	—	—	—	—	(2,152)	—	(2,152)
Class B ($0.162 per share)	—	—	—	—	(332)	—	(332)
Balance February 25, 2023	12,085	2,052	$707	$70,383	$83,760	$90	$154,940

Balance November 26, 2022:	12,022	2,052	$704	$69,669	$78,254	$(539)	$148,088
Comprehensive income:
Net income	—	—	—	—	6,340	—	6,340
Foreign currency translation	—	—	—	—	—	629	629
Share-based compensation:
Restricted stock	—	—	—	140	—	—	140
Stock options	—	—	—	66	—	—	66
Common stock:
Options exercised	63	—	3	508	—	—	511
Dividends paid to:
Common ($0.060 per share)	—	—	—	—	(724)	—	(724)
Class B ($0.054 per share)	—	—	—	—	(110)	—	(110)
Balance February 25, 2023	12,085	2,052	$707	$70,383	$83,760	$90	$154,940

	Common	Class B Common	Par Value	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance May 29, 2021:	11,160	2,097	$663	$62,707	$53,297	$4,893	$121,560
Comprehensive income:
Net income	—	—	—	—	9,644	—	9,644
Foreign currency translation	—	—	—	—	—	(2,353)	(2,353)
Share-based compensation:
Restricted stock	—	—	—	339	—	—	339
Stock options	—	—	—	175	—	—	175
Common stock:
Options exercised	331	—	16	2,614	—	—	2,630
Restricted stock issuance	73	—	4	(4)	—	—	—
Class B converted	44	(44)	—	—	—	—	—
Dividends paid to:
Common ($0.180 per share)	—	—	—	—	(2,047)	—	(2,047)
Class B ($0.162 per share)	—	—	—	—	(337)	—	(337)
Balance February 26, 2022	11,608	2,053	$683	$65,831	$60,557	$2,540	$129,611

Balance November 27, 2021:	11,338	2,097	$672	$63,794	$58,476	$2,471	$125,413
Comprehensive income:
Net income	—	—	—	—	2,887	—	2,887
Foreign currency translation	—	—	—	—	—	69	69
Share-based compensation:
Restricted stock	—	—	—	105	—	—	105
Stock options	—	—	—	37	—	—	37
Common stock:
Options exercised	226	—	11	1,895	—	—	1,906
Class B converted	44	(44)	—	—	—	—	—
Dividends paid to:
Common ($0.060 per share)	—	—	—	—	(695)	—	(695)
Class B ($0.054 per share)	—	—	—	—	(111)	—	(111)
Balance February 26, 2022	11,608	2,053	$683	$65,831	$60,557	$2,540	$129,611

RICHARDSON ELECTRONICS, LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF THE COMPANY

Richardson Electronics, Ltd. (the "Company", "we", "our") is a leading global manufacturer of engineered solutions, power grid and microwave tubes and related consumables; power conversion and RF and microwave components; high-value replacement parts, tubes and service training for diagnostic imaging equipment; and customized display solutions. More than 60% of our products are manufactured in LaFox, Illinois, Marlborough, Massachusetts or Donaueschingen, Germany, or by one of our manufacturing partners throughout the world. All our partners manufacture to our strict specifications and per our supplier code of conduct. We serve customers in the alternative energy, healthcare, aviation, broadcast, communications, industrial, marine, medical, military, scientific and semiconductor markets. The Company’s strategy is to provide specialized technical expertise and “engineered solutions” based on our core engineering and manufacturing capabilities. The Company provides solutions and adds value through design-in support, systems integration, prototype design and manufacturing, testing, logistics and aftermarket technical service and repair through its global infrastructure.

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

Our fiscal quarter ends on the Saturday nearest the end of the quarter-ending month. The third quarter of fiscal 2023 and fiscal 2022 both contained 13 weeks. The first nine months of fiscal 2023 and fiscal 2022 both contained 39 weeks.

In the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results of interim periods have been made. All inter-company transactions and balances have been eliminated. The unaudited consolidated financial statements presented herein include the accounts of our wholly owned subsidiaries. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The results of our operations for the nine months ended February 25, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending May 27, 2023.

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

3. CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Inventories, net: Our consolidated inventories were stated at the lower of cost and net realizable value, generally using a weighted-average cost method. Our net inventories include approximately $83.2 million of finished goods, $12.9 million of raw materials and $5.3 million of work-in-progress as of February 25, 2023, as compared to approximately $66.6 million of finished goods, $8.0 million of raw materials and $5.8 million of work-in-progress as of May 28, 2022.

At this time, we do not anticipate any material risks or uncertainties related to possible future inventory write-downs. Provisions for obsolete or slow-moving inventories are recorded based upon regular analysis of stock rotation privileges, obsolescence, the exiting of certain markets and assumptions about future demand and market conditions. If future demand changes in the industry, or market conditions differ from management’s estimates, additional provisions may be necessary. Inventory reserves were approximately $5.8 million as of February 25, 2023 and $6.1 million as of May 28, 2022.

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

Repair, installation or training activities generate services revenue. The services we provide are relatively short in duration and are typically completed in one or two weeks. Therefore, at each reporting date, the amount of unbilled work is insignificant. The services revenue has consistently accounted for less than 5% of the Company’s total revenues and is expected to continue at that level.

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

Contracts with customers

A revenue contract exists once a customer purchase order is received, reviewed and accepted. Each accepted purchase order identifies a distinct good or service as the performance obligation. The goods include standard products purchased from a supplier and stocked on our shelves, customized products purchased from a supplier, products that are customized or have value added to them in house prior to shipping to the customer and manufactured products. Prior to accepting a customer purchase order, we review the credit worthiness of the customer. Purchase orders are deemed to meet the collectability criterion once the customer’s credit is approved. The Company receives advance payments or deposits from our customers before revenue is recognized resulting in contract liabilities. Contract liabilities are included in accrued liabilities in the unaudited consolidated balance sheets.

Contract Liabilities: Contract liabilities and revenue recognized were as follows (in thousands):

	May 28, 2022	Additions	Revenue Recognized	February 25, 2023
Contract liabilities (deferred revenue)	$4,966	$3,490	$(5,076)	$3,380

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

Intangible Assets: Intangible assets are initially recorded at their fair market values determined by quoted market prices in active markets, if available, or recognized valuation models. Intangible assets that have finite useful lives are amortized over their useful lives either on a straight-line basis or over their projected future cash flows and are tested for impairment when events or changes in circumstances occur that indicate possible impairment. Our intangible assets represent the fair value for trade name, customer relationships and non-compete agreements acquired in connection with prior acquisitions. Technology represents the fair value acquired in connection with acquisitions and an exclusive license, manufacturing and distribution agreement. Intangible assets subject to amortization were as follows (in thousands):

	February 25, 2023	May 28, 2022
Gross Amounts:
Trade Name	$659	$659
Customer Relationships(1)	3,379	3,393
Non-compete Agreements	177	177
Technology	380	230
Total Gross Amounts	$4,595	$4,459

Accumulated Amortization:
Trade Name	$659	$659
Customer Relationships	1,609	1,453
Non-compete Agreements	177	177
Technology	193	160
Total Accumulated Amortization	$2,638	$2,449

Net Intangible Assets	$1,957	$2,010

(1)
Change from prior periods reflect impact of foreign currency translation.

The amortization expense associated with the intangible assets subject to amortization for the next five years is presented in the following table (in thousands):

Fiscal Year	Amortization Expense
Remaining 2023	$66
2024	253
2025	239
2026	206
2027	194
Thereafter	999
Total amortization	$1,957

The weighted average number of years of amortization expense remaining is 11.2 years.

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

Accrued Liabilities: Accrued liabilities consisted of the following (in thousands):

	February 25, 2023	May 28, 2022
Compensation and payroll taxes	$4,358	$5,519
Accrued severance	485	678
Professional fees	868	470
Deferred revenue	3,380	4,966
Other accrued expenses	7,411	4,477
Accrued Liabilities	$16,502	$16,110

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

Warranty reserves are established for costs that are expected to be incurred after the sale and delivery of products under warranty. Warranty reserves are included in accrued liabilities on our unaudited consolidated balance sheets. The warranty reserves are determined based on known product failures, historical experience and other available evidence. Warranty reserves were approximately $0.7 million as of February 25, 2023 and $0.7 million as of May 28, 2022.

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

The gross amounts of assets and liabilities related to both operating and financing leases were as follows (in thousands):

Lease Type	February 25, 2023	May 28, 2022
Operating lease ROU asset	$2,378	$3,024
Financing lease ROU asset	—	215
Total lease ROU asset	$2,378	$3,239
Operating lease liability current	$996	$1,109
Operating lease liability non-current	$1,382	$1,915

The components of lease costs were as follows (in thousands):

		Three Months Ended
		February 25, 2023	February 26, 2022
Consolidated operating lease expense	Operating expenses	$434	$452

Consolidated financing lease amortization	Operating expenses	—	23
Consolidated financing lease interest	Interest expense	—	1
Consolidated financing lease expense		—	24

Net lease cost		$434	$476

		Nine Months Ended
		February 25, 2023	February 26, 2022
Consolidated operating lease expense	Operating expenses	$1,300	$1,353

Consolidated financing lease amortization	Operating expenses	—	69
Consolidated financing lease interest	Interest expense	—	4
Consolidated financing lease expense		—	73

Net lease cost		$1,300	$1,426

The approximate future minimum lease payments under operating leases at February 25, 2023 were as follows (in thousands):

Fiscal Year	Operating Leases
Remaining 2023	$309
2024	992
2025	679
2026	418
2027	83
Thereafter	16
Total lease payments	2,497
Less imputed interest	119
Net minimum lease payments	$2,378

The weighted average remaining lease terms and interest rates of leases held by the Company as of February 25, 2023 were as follows:

Lease Type	Weighted Average Remaining Lease Term in Years	Weighted Average Interest Rate
Operating leases	2.7	4.2%

The cash outflows of the leasing activity of the Company as lessee for the nine months ending February 25, 2023 and February 26, 2022 were as follows (in thousands):

		Nine Months Ended
Cash Flow Source	Classification	February 25, 2023	February 26, 2022
Operating cash flows from operating leases	Operating activities	$646	$986
Operating cash flows from financing leases	Operating activities	—	133
Finance cash flows from financing leases	Financing activities	—	136

5. INCOME TAXES

We recorded an income tax provision of $5.3 million and $1.3 million for the first nine months of fiscal 2023 and the first nine months of fiscal 2022, respectively. The effective income tax rate during the first nine months of fiscal 2023 was a tax provision of 22.5% as compared to a tax provision of 12.1% during the first nine months of fiscal 2022. The difference in rate during the first nine months of fiscal 2023 as compared to the first nine months of fiscal 2022 reflects changes in the valuation allowance recorded at year end fiscal 2022, absence of Net Operating Losses (“NOL”) for utilization in fiscal 2023, our geographical distribution of income (loss), which is primarily driven by an increase in U.S. earnings for fiscal 2023 and a state income tax provision. The 22.5% effective income tax rate differs from the federal statutory rate of 21% as a result of our geographical distribution of income (loss), which is primarily driven by an increase in U.S. earnings for fiscal 2023 and state income tax provision.

In the normal course of business, we are subject to examination by taxing authorities throughout the world. Generally, years prior to fiscal 2017 are closed for examination under the statute of limitation for U.S. federal, U.S. state and local or non-U.S. tax jurisdictions. We were under examination for fiscal 2015 through fiscal 2018 in Germany. The audit was settled in the fourth quarter of fiscal 2022. In the second quarter of fiscal 2023, the Company paid the audit assessment for the fiscal 2015 through fiscal 2018 years. The Company recorded a tax expense of less than $0.1 million due to receiving the final assessment for the German audit. The $0.1 million of uncertain tax positions recorded in prior quarters has been fully utilized as of February 25, 2023. The worldwide liability for uncertain tax positions related to continuing operations as of May 28, 2022 was $0.1 million, excluding interest and penalties. Our primary foreign tax jurisdictions are Germany and the Netherlands. We have tax years open in Germany beginning in fiscal 2019 and the Netherlands beginning in fiscal 2021.

We have historically determined that certain undistributed earnings of our foreign subsidiaries, to the extent of cash available, will be repatriated to the U.S. The deferred tax liability on the outside basis difference is now primarily withholding tax on future dividend distributions. The Company does not have a deferred tax liability recorded on the outside basis difference as of February 25, 2023, but had a deferred liability of $0.1 million as of May 28, 2022.

As of February 25, 2023, we have maintained a full valuation allowance against the foreign tax credit deferred tax asset based on negative evidence relating to the Company’s ability to utilize the foreign tax credit carryforward in the future. As of February 25, 2023, a valuation allowance of $3.4 million was recorded, representing the portion of the deferred tax asset that management does not believe is more likely than not to be realized. The valuation allowance as of February 26, 2022 was $9.6 million. The remaining valuation allowance relates to foreign tax credits ($1.8 million), state NOLs ($0.2 million) and deferred tax assets in foreign jurisdictions where historical taxable losses have been incurred ($1.4 million). The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth.

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

The earnings per share (“EPS”) presented in our unaudited consolidated statements of comprehensive income were based on the following amounts (in thousands, except per share amounts):

	Three Months Ended
	February 25, 2023		February 26, 2022
	Basic	Diluted	Basic	Diluted
Numerator for Basic and Diluted EPS:
Net income	$6,340	$6,340	$2,887	$2,887
Less dividends:
Common stock	724	724	695	695
Class B common stock	110	110	111	111
Undistributed earnings	$5,506	$5,506	$2,081	$2,081

Common stock undistributed earnings	$4,774	$4,805	$1,790	$1,801
Class B common stock undistributed earnings	732	701	291	280
Total undistributed earnings	$5,506	$5,506	$2,081	$2,081

Denominator for Basic and Diluted EPS:
Common stock weighted average shares	12,047	12,047	11,497	11,497
Effect of dilutive securities
Dilutive stock options		619		530
Denominator for diluted EPS adjusted for weighted average shares and assumed conversion		12,666		12,027
Class B common stock weighted average shares and shares under if-converted method for diluted EPS	2,052	2,052	2,074	2,074

Net income per share:
Common stock	$0.46	$0.44	$0.22	$0.21
Class B common stock	$0.41	$0.40	$0.19	$0.19

Note: There were no common stock options that were antidilutive in the third quarter of fiscal 2023 and fiscal 2022.

	Nine Months Ended
	February 25, 2023		February 26, 2022
	Basic	Diluted	Basic	Diluted
Numerator for Basic and Diluted EPS:
Net income	$18,213	$18,213	$9,644	$9,644
Less dividends:
Common stock	2,152	2,152	2,047	2,047
Class B common stock	332	332	337	337
Undistributed earnings	$15,729	$15,729	$7,260	$7,260

Common stock undistributed earnings	$13,614	$13,707	$6,226	$6,257
Class B common stock undistributed earnings	2,115	2,022	1,034	1,003
Total undistributed earnings	$15,729	$15,729	$7,260	$7,260

Denominator for Basic and Diluted EPS:
Common stock weighted average shares	11,893	11,893	11,320	11,320
Effect of dilutive securities
Dilutive stock options		631		404
Denominator for diluted EPS adjusted for weighted average shares and assumed conversion		12,524		11,724
Class B common stock weighted average shares and shares under if-converted method for diluted EPS	2,053	2,053	2,089	2,089

Net income per share:
Common stock	$1.33	$1.27	$0.73	$0.71
Class B common stock	$1.19	$1.15	$0.66	$0.64

Note: There were no common stock options that were antidilutive in the first nine months of fiscal 2023 and fiscal 2022.

7. SEGMENT REPORTING

As described in Note 1, Description of the Company and Note 2, Basis of Presentation, the Company began reporting the results for its new Green Energy Solutions ("GES") segment in the first quarter of fiscal 2023 due to its focus on the power applications that support the green energy market. The GES segment has been carved out of our existing Power and Microwave Technologies (“PMT”) segment. Accordingly, the Company is reporting its financial performance based on four operating and reportable segments. The results for fiscal 2022 presented herein were adjusted to reflect the presentation of the new GES segment separately from the PMT segment.

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

The CEO, who is the chief operating decision maker, evaluates performance and allocates resources primarily based on the gross profit of each segment.

Operating results by segment are summarized in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	February 25, 2023	February 26, 2022	February 25, 2023	February 26, 2022
PMT
Net Sales	$46,822	$38,381	$132,761	$115,642
Gross Profit	15,404	12,209	44,950	36,795
GES
Net Sales	11,471	5,651	32,275	13,136
Gross Profit	2,948	1,954	10,132	4,285
Canvys
Net Sales	9,685	8,141	30,177	25,732
Gross Profit	3,103	2,618	9,364	8,348
Healthcare
Net Sales	2,386	3,135	8,613	8,481
Gross Profit	950	788	2,837	2,095

Geographic net sales information is primarily grouped by customer destination into five areas: North America; Asia/Pacific; Europe; Latin America; and Other.

Net sales and gross profit by geographic region are summarized in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	February 25, 2023	February 26, 2022	February 25, 2023	February 26, 2022
Net Sales
North America	$29,721	$23,647	$93,126	$68,615
Asia/Pacific	14,999	13,275	47,859	38,220
Europe	15,886	16,067	47,816	48,231
Latin America	9,771	2,380	15,077	7,976
Other (1)	(13)	(61)	(52)	(51)
Total	$70,364	$55,308	$203,826	$162,991
Gross Profit
North America	$11,463	$8,946	$36,926	$24,984
Asia/Pacific	4,664	4,061	14,985	12,126
Europe	5,132	4,884	14,417	14,507
Latin America	2,508	917	4,410	2,998
Other (1)	(1,362)	(1,239)	(3,455)	(3,092)
Total	$22,405	$17,569	$67,283	$51,523

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

Company Response to CARES Act

On March 27, 2020, Congress enacted the Coronavirus Aid, Relief and Economic Security (“CARES”) Act to provide certain relief as a result of the COVID-19 outbreak. The CARES Act included provisions relating to refundable payroll tax credits, deferral of employer-side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, increased limitations on qualified charitable contributions and technical corrections to tax depreciation methods for qualified, improvement property. As of February 25, 2023, the Company has no deferred employer-side social security tax payments. The Company has estimated and recorded the overall effects of the CARES Act and does not anticipate a material change.

9. FAIR VALUE MEASUREMENTS

Investments are measured at fair value. The Company had no investments as of February 25, 2023 and $5.0 million as of May 28, 2022.

10. RELATED PARTY TRANSACTION

On June 15, 2015, the Company entered into a lease agreement for the IMES facility with LDL, LLC. That lease agreement was extended for five years in fiscal 2021. The Company shall be entitled to extend the term of the lease for a period of an additional five years by notifying the landlord in writing of its intention to do so within six months of the expiration of the term. The Executive Vice President of IMES, Lee A. McIntyre III (former owner of IMES), has an ownership interest in LDL, LLC. Mr. McIntyre departed from the Company in the second quarter of fiscal year 2023. The lease agreement provides for monthly payments over five years with total future minimum lease payments of $0.4 million. Rental expense related to this lease amounted to $0.1 million for the nine months ended February 25, 2023 and February 26, 2022.

11. SUBSEQUENT EVENT

On March 20, 2023, the Company established a senior, secured revolving credit facility agreement with a three-year term in an aggregate principal amount not to exceed $30 million, including a Swingline Loan sub-facility and a Letter of Credit sub-facility (collectively, the "Revolving Credit Facility") with PNC Bank. The Revolving Credit Facility is guaranteed by the Company's domestic subsidiaries. Proceeds of the borrowings under the Revolving Credit Facility will be used for working capital and general corporate purposes of the Company and its subsidiaries. As of the date of this report, no amounts were outstanding under the Revolving Credit Facility.

Borrowings under the Revolving Credit Facility will bear interest at a rate per annum selected by the Company selected from the following options: (a) Term Secured Overnight Financing Rate ("SOFR") plus the applicable adjustment; (b) Base Rate plus 0.25%; (c) Daily Simple Risk-Free Rate ("RFR") for Euros plus the RFR adjustment plus 1.25%. Letters of Credit issues have a letter of credit fee of 1.25% per annum. The unused line fee with respect to the Revolving Credit Facility is 0.10% per annum.

The Credit Agreement provides that the Company must maintain compliance with a maximum consolidated leverage ratio covenant and a minimum consolidated fixed charge coverage ratio. The Credit Agreement also contains customary affirmative, negative and financial covenants including limitations on certain other indebtedness, loans and investments, liens, mergers, asset sales, and transactions with affiliates, as well as customary events of default for this type of financing.

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

INTRODUCTION

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to assist the reader in better understanding our business, results of operations, financial condition, changes in financial condition and significant developments. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes appearing elsewhere in this filing. This section is organized as follows:

•
Business Overview
•
Results of Operations – an analysis and comparison of our consolidated results of operations for the three and nine month periods ended February 25, 2023 and February 26, 2022, as reflected in our consolidated statements of comprehensive income.
•
Liquidity, Financial Position and Capital Resources – a discussion of our primary sources and uses of cash for the nine month periods ended February 25, 2023 and February 26, 2022, and a discussion of changes in our financial position.

Business Overview

Richardson Electronics, Ltd. is a leading global manufacturer of engineered solutions, power grid and microwave tubes and related consumables; power conversion and RF and microwave components; high-value replacement parts, tubes and service training for diagnostic imaging equipment; and customized display solutions. More than 60% of our products are manufactured in LaFox, Illinois, Marlborough, Massachusetts or Donaueschingen, Germany, or by one of our manufacturing partners throughout the world. All our partners manufacture to our strict specifications and per our supplier code of conduct. We serve customers in the alternative energy, healthcare, aviation, broadcast, communications, industrial, marine, medical, military, scientific and semiconductor markets. The Company’s strategy is to provide specialized technical expertise and “engineered solutions” based on our core engineering and manufacturing capabilities. The Company provides solutions and adds value through design-in support, systems integration, prototype design and manufacturing, testing, logistics and aftermarket technical service and repair through its global infrastructure.

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

RESULTS OF OPERATIONS

Financial Summary – Three Months Ended February 25, 2023

•
The third quarter of fiscal 2023 and fiscal 2022 each contained 13 weeks.
•
Net sales during the third quarter of fiscal 2023 were $70.4 million, an increase of 27.2%, compared to net sales of $55.3 million during the third quarter of fiscal 2022.
•
Gross margin remained at 31.8% during the third quarter of fiscal 2023 compared to 31.8% during the third quarter of fiscal 2022.
•
Selling, general and administrative expenses were $14.8 million or 21.0% of net sales during the third quarter of fiscal 2023 compared to $13.9 million or 25.2% of net sales during the third quarter of fiscal 2022.
•
Operating income during the third quarter of fiscal 2023 was $7.6 million compared to $3.6 million during the third quarter of fiscal 2022.
•
Net income during the third quarter of fiscal 2023 was $6.3 million compared to $2.9 million during the third quarter of fiscal 2022.

Financial Summary – Nine Months Ended February 25, 2023

•
The first nine months of fiscal 2023 and fiscal 2022 each contained 39 weeks.
•
Net sales during the first nine months of fiscal 2023 were $203.8 million, an increase of 25.1%, compared to net sales of $163.0 million during the first nine months of fiscal 2022.
•
Gross margin increased to 33.0% during the first nine months of fiscal 2023 compared to 31.6% during the first nine months of fiscal 2022.
•
Selling, general and administrative expenses were $43.7 million or 21.4% of net sales during the first nine months of fiscal 2023 compared to $40.6 million or 24.9% of net sales during the first nine months of fiscal 2022.
•
Operating income during the first nine months of fiscal 2023 was $23.6 million compared to $11.0 million during the first nine months of fiscal 2022.
•
Net income during the first nine months of fiscal 2023 was $18.2 million compared to $9.6 million during the first nine months of fiscal 2022.

We issued a Press Release on March 21, 2023 in which we announced, on a preliminary basis, certain results summarized above and described in this Form 10-Q.

As previously disclosed in the notes to our financial statements, we made certain changes in our reporting structure for fiscal 2023. As a result of these changes, we revised our reportable segments as further discussed in Note 7, Segment Reporting, to our unaudited consolidated financial statements. For comparability purposes, segment reporting for the prior periods have been adjusted to conform to the current presentation.

Net Sales and Gross Profit Analysis

Net sales by segment and percent change during the third quarter and first nine months of fiscal 2023 and fiscal 2022 were as follows (in thousands):

Net Sales	Three Months Ended		FY23 vs. FY22
	February 25, 2023	February 26, 2022	% Change
PMT	$46,822	$38,381	22.0%
GES	11,471	5,651	103.0%
Canvys	9,685	8,141	19.0%
Healthcare	2,386	3,135	-23.9%
Total	$70,364	$55,308	27.2%

	Nine Months Ended		FY23 vs. FY22
	February 25, 2023	February 26, 2022	% Change
PMT	$132,761	$115,642	14.8%
GES	32,275	13,136	145.7%
Canvys	30,177	25,732	17.3%
Healthcare	8,613	8,481	1.6%
Total	$203,826	$162,991	25.1%

During the third quarter of fiscal 2023, consolidated net sales increased 27.2% compared to the third quarter of fiscal 2022. Sales for PMT increased 22.0%, sales for GES increased 103.0%, sales for Canvys increased 19.0% and sales for Healthcare decreased 23.9%. The increase in PMT was mainly due to strong growth in both the semi-wafer fabrication industry and the RF and Microwave products for various applications. The increase in GES was mainly due to growth in our EV locomotive battery modules and niche products for wind turbines. The increase in Canvys was primarily due to strong sales in the North American market. The decrease in Healthcare was due to decreases in part sales as well as CT tubes sold to China partially offset by an increase in equipment sales.

During the first nine months of fiscal 2023, consolidated net sales increased 25.1% compared to the first nine months of fiscal 2022. Sales for PMT increased 14.8%, sales for GES increased 145.7%, sales for Canvys increased 17.3% and sales for Healthcare increased 1.6%. The increase in PMT was mainly due to strong growth in the semi-wafer fabrication industry. The increase in GES was due to the growth in our ULTRA3000 and other related product sales into the wind turbine industry as well as increased sales into the Electric Vehicle market including both electric cars and locomotives. The increase in Canvys was primarily due to strong sales in the North American market. The increase in Healthcare was due to increases in part sales and equipment sales partially offset by a decrease in CT tube sales.

Gross profit by segment and percent of net sales for the third quarter and first nine months of fiscal 2023 and fiscal 2022 were as follows (in thousands):

Gross Profit	Three Months Ended
	February 25, 2023	% of Net Sales	February 26, 2022	% of Net Sales
PMT	$15,404	32.9%	$12,209	31.8%
GES	2,948	25.7%	1,954	34.6%
Canvys	3,103	32.0%	2,618	32.2%
Healthcare	950	39.8%	788	25.1%
Total	$22,405	31.8%	$17,569	31.8%

	Nine Months Ended
	February 25, 2023	% of Net Sales	February 26, 2022	% of Net Sales
PMT	$44,950	33.9%	$36,795	31.8%
GES	10,132	31.4%	4,285	32.6%
Canvys	9,364	31.0%	8,348	32.4%
Healthcare	2,837	32.9%	2,095	24.7%
Total	$67,283	33.0%	$51,523	31.6%

Gross profit reflects the distribution and manufacturing product margin less manufacturing variances, inventory obsolescence charges, customer returns, scrap and cycle count adjustments, engineering costs and other provisions.

Consolidated gross profit increased to $22.4 million during the third quarter of fiscal 2023 compared to $17.6 million during the third quarter of fiscal 2022. Consolidated gross margin as a percentage of net sales remained unchanged at 31.8% during the third quarter of fiscal 2023 when compared to 31.8% during the third quarter of fiscal 2022, primarily due to product mix in PMT and improved manufacturing absorption and decreased component scrap expense in Healthcare. The unfavorable product mix and foreign currency effects in Canvys and unfavorable product mix in GES offset the favorable gross margin impact for PMT and Healthcare.

Consolidated gross profit increased to $67.3 million during the first nine months of fiscal 2023 compared to $51.5 million during the first nine months of fiscal 2022. Consolidated gross margin as a percentage of net sales increased to 33.0% during the first nine months of fiscal 2023 from 31.6% during the first nine months of fiscal 2022, primarily due to product mix in PMT and improved manufacturing absorption and decreased component scrap expense in Healthcare. The unfavorable product mix and foreign currency effects in Canvys and unfavorable product mix in GES partially offset the favorable gross margin impact for PMT and Healthcare.

Power and Microwave Technologies

PMT net sales increased 22.0% to $46.8 million during the third quarter of fiscal 2023 from $38.4 million during the third quarter of fiscal 2022. The increase was mainly due to strong growth in both the semi-wafer fabrication industry and the RF and Microwave products for various applications. Gross margin as a percentage of net sales increased to 32.9% during the third quarter of fiscal 2023 as compared to 31.8% during the third quarter of fiscal 2022 due to product mix.

PMT net sales increased 14.8% to $132.8 million during the first nine months of fiscal 2023 from $115.6 million during the first nine months of fiscal 2022. The increase was mainly due to strong growth in the semi-wafer fabrication industry. Gross margin as a percentage of net sales increased to 33.9% during the first nine months of fiscal 2023 as compared to 31.8% during the first nine months of fiscal 2022 due to product mix.

Green Energy Solutions

GES net sales increased 103.0% to $11.5 million during the third quarter of fiscal 2023 from $5.7 million during the third quarter of fiscal 2022. The increase was mainly due to growth in our EV locomotive battery modules and niche products for wind turbines. Gross margin as a percentage of net sales decreased to 25.7% during the third quarter of fiscal 2023 as compared to 34.6% during the third quarter of fiscal 2022 due to product mix.

GES net sales increased 145.7% to $32.3 million during the first nine months of fiscal 2023 from $13.1 million during the first nine months of fiscal 2022. The increase was mainly due to growth in our ULTRA3000 and other related product sales into the wind turbine industry. We also saw an increase in sales into the Electric Vehicle market including both electric cars and locomotives. Gross margin as a percentage of net sales decreased to 31.4% during the first nine months of fiscal 2023 as compared to 32.6% during the first nine months of fiscal 2022 due to product mix.

Canvys

Canvys net sales increased 19.0% to $9.7 million during the third quarter of fiscal 2023 from $8.1 million during the third quarter of fiscal 2022, primarily due to strong sales in the North American market. Gross margin as a percentage of net sales decreased to 32.0% during the third quarter of fiscal 2023 from 32.2% during the third quarter of fiscal 2022 primarily due to product mix and foreign currency effects.

Canvys net sales increased 17.3% to $30.2 million during the first nine months of fiscal 2023 from $25.7 million during the first nine months of fiscal 2022 primarily due to strong sales in the North American market. Gross margin as a percentage of net sales decreased to 31.0% during the first nine months of fiscal 2023 from 32.4% during the first nine months of fiscal 2022 primarily due to product mix and foreign currency effects.

Healthcare

Healthcare net sales decreased 23.9% to $2.4 million during the third quarter of fiscal 2023 from $3.1 million during the third quarter of fiscal 2022 due to decreases in part sales as well as CT tubes sold to China partially offset by an increase in equipment sales. Gross margin as a percentage of net sales increased to 39.8% during the third quarter of fiscal 2023 as compared to 25.1% during the third quarter of fiscal 2022 primarily due to improved manufacturing absorption and decreased component scrap expense.

Healthcare net sales increased 1.6% to $8.6 million during the first nine months of fiscal 2023 from $8.5 million during the first nine months of fiscal 2022 due to increases in part sales and equipment sales partially offset by a decrease in CT tube sales. Gross margin as a percentage of net sales increased to 32.9% during the first nine months of fiscal 2023 as compared to 24.7% during the first nine months of fiscal 2022 primarily due to improved manufacturing absorption and decreased component scrap expense.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) increased to $14.8 million during the third quarter of fiscal 2023 from $13.9 million in the third quarter of fiscal 2022. The increase was mainly due to higher employee compensation expenses, including incentive expense from higher operating income and higher travel expenses. However, as a percentage of net sales, SG&A for the third quarter of fiscal 2023 decreased to 21.0% compared to 25.2% for the third quarter of fiscal 2022.

Selling, general and administrative expenses increased to $43.7 million during the first nine months of fiscal 2023 from $40.6 million in the first nine months of fiscal 2022. The increase was mainly due to higher employee compensation expenses, including incentive expense from higher operating income and higher travel expenses. However, as a percentage of net sales, SG&A for the first nine months of fiscal 2023 decreased to 21.4% compared to 24.9% for the first nine months of fiscal 2022.

Other Income/Expense

Other income was $0.4 million during the third quarter of fiscal 2023, compared to other expense of $0.1 million for the third quarter of fiscal 2022. Other income during the third quarter of fiscal 2023 was mainly attributable to foreign exchange. Our foreign exchange gains and losses are primarily due to the translation of U.S. dollars held in non-U.S. entities. We currently do not utilize derivative instruments to manage our exposure to foreign currency.

Other expense was $0.1 million during the first nine months of fiscal 2023, compared to other expense of less than $0.1 million for the first nine months of fiscal 2022. Other expense during the first nine months of fiscal 2023 was mainly attributable to foreign exchange with a partial offset for investment income. Our foreign exchange gains and losses are primarily due to the translation of U.S. dollars held in non-U.S. entities.

Income Tax Provision

The income tax provision was $1.7 million and $0.6 million for the third quarter of fiscal 2023 and for the third quarter of fiscal 2022, respectively. The effective income tax rate during the third quarter of fiscal 2023 was a tax provision of 20.7% as compared to a tax provision of 17.4% during the third quarter of fiscal 2022. The difference in rate during the first nine months of fiscal 2023 as compared to the first nine months of fiscal 2022 reflects changes in the valuation allowance recorded at year end fiscal 2022, absence of Net Operating Losses (“NOL”) for utilization in fiscal 2023, our geographical distribution of income (loss), which is primarily driven by an increase in U.S. earnings for fiscal 2023 and a state income tax provision.

We recorded an income tax provision of $5.3 million and $1.3 million for the first nine months of fiscal 2023 and the first nine months of fiscal 2022, respectively. The effective income tax rate during the first nine months of fiscal 2023 was a tax provision of 22.5% as compared to a tax provision of 12.1% during the first nine months of fiscal 2022. The difference in rate during the first nine months of fiscal 2023 as compared to the first nine months of fiscal 2022 reflects changes in the valuation allowance recorded at year end fiscal 2022, absence of Net Operating Losses (“NOL”) for utilization in fiscal 2023, our geographical distribution of income (loss), which is primarily driven by an increase in U.S. earnings for fiscal 2023 and a state income tax provision. The 22.5% effective income tax rate differs from the federal statutory rate of 21% as a result of our geographical distribution of income (loss), which is primarily driven by an increase in U.S. earnings for fiscal 2023 and a state income tax provision.

In the normal course of business, we are subject to examination by taxing authorities throughout the world. Generally, years prior to fiscal 2017 are closed for examination under the statute of limitation for U.S. federal, U.S. state and local or non-U.S. tax jurisdictions. We were under examination for fiscal 2015 through fiscal 2018 in Germany. The audit was settled in the fourth quarter of fiscal 2022. In the second quarter of fiscal 2023, the Company paid the audit assessment for the fiscal 2015 through fiscal 2018 years. The Company recorded a tax expense of less than $0.1 million due to receiving the final assessment for the German audit. The $0.1 million of uncertain tax positions recorded in prior quarters has been fully utilized as of February 25, 2023. On May 28, 2022, our worldwide liability for uncertain tax positions related to continuing operations was $0.1 million, excluding interest and penalties. Our primary foreign tax jurisdictions are Germany and the Netherlands. We have tax years open in Germany beginning in fiscal 2019 and the Netherlands beginning in fiscal 2021.

Net Income and Per Share Data

Net income during the third quarter of fiscal 2023 was $6.3 million, or $0.44 per diluted common share and $0.40 per Class B diluted common share as compared to $2.9 million during the third quarter of fiscal 2022 or $0.21 per diluted common share and $0.19 per Class B diluted common share.

Net income during the first nine months of fiscal 2023 was $18.2 million, or $1.27 per diluted common share and $1.15 per Class B diluted common share as compared to $9.6 million during the first nine months of fiscal 2022 or $0.71 per diluted common share and $0.64 per Class B diluted common share.

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

Our operations and cash needs have been primarily financed through income from operations and cash on hand.

Cash and cash equivalents were $24.6 million at February 25, 2023. Cash and cash equivalents by geographic area at February 25, 2023 consisted of $9.2 million in North America, $7.5 million in Europe, $1.4 million in Latin America and $6.5 million in Asia/Pacific. No funds were repatriated to the United States in the first nine months of fiscal 2023. Although the Tax Cuts and Jobs Act generally eliminated federal income tax on future cash repatriation to the United States, cash repatriation may be subject to state and local taxes, withholding or similar taxes. See Note 7, Income Taxes of the notes to our consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended May 28, 2022, filed with the SEC on August 1, 2022 for further information.

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

On March 20, 2023, the Company established a senior, secured revolving credit facility agreement with a three-year term in an aggregate principal amount not to exceed $30 million, including a Swingline Loan sub-facility and a Letter of Credit sub-facility (collectively, the "Revolving Credit Facility") with PNC Bank. The Revolving Credit Facility is guaranteed by the Company's domestic subsidiaries. Proceeds of the borrowings under the Revolving Credit Facility will be used for working capital and general corporate purposes of the Company and its subsidiaries. As of the date of this report, no amounts were outstanding under the Revolving Credit Facility.

Cash Flows from Operating Activities

Cash flows from operating activities primarily resulted from our net income adjusted for non-cash items and changes in our operating assets and liabilities.

Operating activities used $11.4 million of cash during the first nine months of fiscal 2023. We had a net income of $18.2 million during the first nine months of fiscal 2023, which included non-cash stock-based compensation expense of $0.7 million associated with the issuance of stock option and restricted stock awards, inventory reserve provisions of $0.3 million and depreciation and amortization expense of $2.7 million associated with our property and equipment as well as amortization of our intangible assets. Changes in our operating assets and liabilities used $33.4 million in cash during the first nine months of fiscal 2023, net of foreign currency exchange gains and losses, included an increase in accounts receivable of $12.7 million, an increase in inventory of $21.8 million and an increase in prepaid expenses of $0.6 million. Partially offsetting the cash utilization for accounts receivable, inventory and prepaid expenses was an increase in accounts payable and accrued liabilities of $1.3 million. The increase in accounts receivable was primarily due to increased sales. The majority of the inventory increase supported the product growth in LaFox manufacturing, Green Energy Solutions and Canvys, in addition to increases in the inventory for electron tubes. The increase in accounts payable was related to the inventory increase and the increase in accrued liabilities was timing related.

Operating activities used $1.5 million of cash during the first nine months of fiscal 2022. We had a net income of $9.6 million during the first nine months of fiscal 2022, which included non-cash stock-based compensation expense of $0.5 million associated with the issuance of stock option and restricted stock awards, $0.2 million for inventory reserve provisions and depreciation and amortization expense of $2.6 million associated with our property and equipment as well as amortization of our intangible assets. Changes in our operating assets and liabilities used $14.4 million in cash during the first nine months of fiscal 2022, net of foreign currency exchange gains and losses, included an increase in accounts receivable of $7.4 million, an increase in inventory of $12.3 million and an increase in prepaid expenses of $1.1 million. Partially offsetting the cash utilization for accounts receivable, inventory and prepaid expenses was an increase in accounts payable and accrued liabilities of $6.3 million. The increase in accounts receivable was primarily due to increased sales revenue. The majority of the inventory increase was to support the growth in LaFox manufacturing and the RF and microwave components business. The increase in accounts payable was related to the inventory increase and the increase in accrued liabilities was timing related.

Cash Flows from Investing Activities

Cash flows from investing activities consisted primarily of capital expenditures and purchases and maturities of investments. Our purchases and proceeds from investments consist of time deposits and CDs. The purchasing of future investments varies from period to period due to interest and foreign currency exchange rates.

Cash provided by investing activities of $0.2 million during the first nine months of fiscal 2023 was mainly due to the proceeds from investment maturities as well as proceeds from the sale of assets partially offset by capital expenditures. Capital expenditures were primarily related to our IT system, as well as our LaFox manufacturing business and facilities, which also supports both EDG and Green Energy Solutions. The Company did not have any investment purchases in the first nine months of fiscal 2023.

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

Cash provided by financing activities of $0.9 million during the first nine months of fiscal 2023 primarily resulted from the $3.4 million proceeds from the issuance of stock less the $2.5 million of dividend payments to stockholders.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of February 25, 2023.

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

(b) Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the third quarter of fiscal 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101

The following financial information from our Quarterly Report on Form 10-Q for the third quarter of fiscal 2023, filed with the SEC on April 6, 2023, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Comprehensive Income, (iii) the Unaudited Consolidated Statements of Cash Flows, (iv) the Unaudited Consolidated Statement of Stockholders’ Equity and (v) Notes to Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RICHARDSON ELECTRONICS, LTD.

Date: April 6, 2023	By:	/s/ Robert J. Ben
Robert J. Ben Chief Financial Officer and Chief Accounting Officer (on behalf of the Registrant and as Principal Financial Officer)