Form 10-K
period 2023-05-27
RICHARDSON ELECTRONICS, LTD.
filed 2023-07-31
CIK 355948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 27, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of November 26, 2022 was approximately $310.2 million.

As of July 25, 2023, there were outstanding 12,184,674 shares of Common Stock, $0.05 par value and 2,051,488 shares of Class B Common Stock, $0.05 par value, which are convertible into Common Stock of the registrant on a one-for-one basis.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders scheduled to be held October 10, 2023, which will be filed pursuant to Regulation 14A, are incorporated by reference in Part III of this report. Except as specifically incorporated herein by reference, the above mentioned Proxy Statement is not deemed filed as part of this report.

Auditor Firm ID: 00243 Auditor Name: BDO USA, P.A. Auditor Location: Chicago, IL, USA

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

PART I

ITEM 1. Business

General

Richardson Electronics, Ltd. (the "Company", "we", "our") is a leading global manufacturer of engineered solutions, power grid and microwave tubes and related consumables; power conversion and RF and microwave components; high-value replacement parts, tubes and service training for diagnostic imaging equipment; and customized display solutions. Nearly 60% of our products are manufactured in LaFox, Illinois, Marlborough, Massachusetts or Donaueschingen, Germany, or by one of our manufacturing partners throughout the world. All our partners manufacture to our strict specifications and per our supplier code of conduct. We serve customers in the alternative energy, healthcare, aviation, broadcast, communications, industrial, marine, medical, military, scientific and semiconductor markets. The Company’s strategy is to provide specialized technical expertise and “engineered solutions” based on our core engineering and manufacturing capabilities. The Company provides solutions and adds value through design-in support, systems integration, prototype design and manufacturing, testing, logistics and aftermarket technical service and repair through its global infrastructure.

Our fiscal year 2023 began on May 29, 2022 and ended on May 27, 2023, our fiscal year 2022 began on May 30, 2021 and ended on May 28, 2022 and our fiscal year 2021 began on May 31, 2020 and ended on May 29, 2021. Unless otherwise noted, all references to a particular year in this document shall mean the fiscal year for such period.

COVID-19 Update

While the immediate impacts of the COVID-19 pandemic have been assessed, the long-term effects of the disruption, including supply chain disruption, and resulting impact on the global economy and capital markets remain unpredictable, and depend on future developments, such as the possible resurgence of the virus, variant strains of the virus, vaccine availability and effectiveness, and future government actions in response to the crisis. The residual impact of the COVID-19 pandemic and its effects on supply chains and general economic conditions continues to evolve. The COVID-19 pandemic and its residual negative impact on general economic conditions has had and continues to have a negative effect on our business, results of operations, cash flows, gross margins as a percentage of net sales (particularly within our Canvys segment). While the Company did not experience sales declines during fiscal year 2023 as a direct result of the pandemic, the residual economic impact from the pandemic continued to negatively impact our gross margins as a percentage of net sales in our Canvys segment.

It is likely that the pandemic will continue to affect our business for an indeterminable period of time due to the impact on the global economy, including with respect to transportation networks and supply chains, the availability of raw materials, production efforts and customer demand for our products. We have experienced and continue to experience component delays which negatively impact our product development schedule.

Management continues to monitor the impact of global economic factors on its financial condition, liquidity, operations, suppliers, industry and workforce. Our ability to predict and respond to future changes resulting from the Covid pandemic is uncertain. Even after the Covid pandemic fully subsides, there may be continued long-term effects on our business practices and customers in economies in which we operate that could severely disrupt our operations and could have a material adverse effect on our business, results of operations, cash flows and financial condition. As we cannot predict the duration, scope or severity of the Covid pandemic, the negative financial impact to our results cannot be reasonably estimated and could be material.

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

Geography

We currently have operations in the following major geographic regions: North America, Asia/Pacific, Europe and Latin America. Selected financial data attributable to each segment and geographic region for fiscal 2023, fiscal 2022 and fiscal 2021 is set forth in Note 10, Segment and Geographic Information, of the notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

Business Segments

The Company began reporting the results for its new Green Energy Solutions ("GES") segment in the first quarter of fiscal 2023 due to its focus on power applications that support the green energy market. The GES segment has been carved out of our existing Power and Microwave Technologies (“PMT”) segment. Accordingly, the Company is reporting its financial performance based on four operating and reportable segments for fiscal 2023. The results for fiscal 2022 and fiscal 2021 presented herein were adjusted to reflect the presentation of the new GES segment separately from the PMT segment.

The four operating and reportable segments for fiscal 2023, fiscal 2022 and fiscal 2021 are defined as follows:

Power and Microwave Technologies

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

Green Energy Solutions

Green Energy Solutions combines our key technology partners and engineered solutions capabilities to design and manufacture innovative products for the fast-growing energy storage market and power management applications. As a designer, manufacturer, technology partner and authorized distributor, GES’s strategy is to provide specialized technical expertise and engineered solutions using our core design engineering and manufacturing capabilities on a global basis. We provide solutions and add value through design-in support, systems integration, prototype design and manufacturing, testing, logistics and aftermarket technical service and repair—all through our existing global infrastructure. GES’s focus is on products for numerous green energy applications such as wind, solar, hydrogen and Electric Vehicles, and other power management applications that support green solutions such as synthetic diamond manufacturing.

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

Distribution

We maintain over 100,000 part numbers in our product inventory database and we estimate that more than 90% of orders received by 6:00 p.m. local time are shipped complete the same day for stock product. Customers can access our products on our websites, www.rell.com, www.rellhealthcare.com, www.canvys.com, www.rellpower.com, www.relltubes.com and www.rellaser.com, through electronic data interchange, or by telephone. Customer orders are processed by our regional sales offices and supported primarily by one of our distribution facilities in LaFox, Illinois; Fort Mill, South Carolina; Amsterdam, Netherlands; Marlborough, Massachusetts; Donaueschingen, Germany; or Singapore, Singapore. We also have satellite warehouses in Sao Paulo, Brazil; Shanghai, China; Bangkok, Thailand; and Hook, United Kingdom. Our data processing network provides on-line, real-time interconnection of all sales offices and central distribution operations, 24 hours per day, seven days per week. Information on stock availability, pricing in local currency, cross-reference information, customers and market analyses are obtainable throughout the entire distribution network. The content of our websites is not deemed to be incorporated by reference in this report filed with the Securities and Exchange Commission.

International Sales

During fiscal 2023, we made approximately 58% of our sales outside the United States. We continue to pursue new international sales to further expand our geographic reach.

Major Customers

Sales to one customer in our PMT segment totaling $31.2 million accounted for 12 percent of the Company’s consolidated net sales in fiscal 2023. No one customer accounted for more than 10 percent of the Company’s consolidated net sales for fiscal 2022 and fiscal 2021. See Note 10, Segment and Geographic Information, of the notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further information.

Human Capital Resources

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

As of May 27, 2023, we employed 485 individuals, which included 451 full-time individuals and 34 part-time individuals. Of these, 329 full-time and 15 part-time were in the United States and 122 full-time and 19 part-time were located internationally. All of our employees are non-union.

The Company offers employees a competitive compensation program, designed to recognize and reward both individual and company performance, which includes a base pay, variable compensation programs, and health, well being and retirement programs to meet the needs of our employees.

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

Management has identified Diversity, Equity, Inclusion, and Belonging (“DEI&B”) as a priority for our Company. Significant positive change requires careful planning, leadership, resources, and coordination. The Company established a DEI&B committee to plan and implement changes to achieve our goal of being a more diverse and inclusive organization. The DEI&B committee has been charged with making recommendations about how we, as a company, can promote and act upon the Company’s initiatives in this area. The committee will identify priorities based on employee input and incorporate these into the Company’s strategic plans, work to establish accountability and methods of measuring our progress and provide appropriate communications about our plans and achievements to our stakeholders. To date, DEI&B initiatives have focused on the following:

•
Expanded the Board of Directors to include a female director
•
Increased DEI&B awareness throughout the Company through education and involvement
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

The products we supply are currently produced by a relatively small number of manufacturers. One of our suppliers represented 11% of our total cost of sales during fiscal year 2023. Our success depends, in large part, on maintaining current vendor relationships and developing new relationships. To the extent that our significant suppliers are unwilling or unable to continue to do business with us, extend lead times, limit supplies due to capacity constraints or other factors, there could be a material adverse effect on our business.

Further, as a result of COVID-19 and its effects, we experienced some residual COVID-19 related component delays impacting new product development schedules. The global markets have generally suffered, and are continuing to suffer, from material disruptions to certain supply chains. Changes in our relationships with suppliers, shortages in availability of materials, production delays, regulatory restrictions, public health crises, or other supply chain disruptions, whether due to our suppliers or customers, could have a material adverse effect on our operations and results. Increases in the costs of supplies could result in manufacturing interruptions, delays, inefficiencies or our inability to market products. In addition, our profit margins would decrease if prices of purchased raw materials, component parts or finished goods increase and we are unable to pass on those increases to our customers. As various locations have seen recovery from COVID-19, there have been increases in demand, which have, in turn, created significant disruption to the global supply chain. These disruptions have been further exacerbated by other events and conditions, including the conflict between Russia and Ukraine, which have adversely affected our ability to receive goods on a timely basis and increased our material costs. Short-term or sustained increases in market demand may exceed our suppliers’ production capacity or otherwise strain our supply chain. Our failure, or our suppliers’ failure, to meet the demand for raw materials and components could adversely affect our business and results of operations. Further disruptions to the supply chain because of the COVID-19 pandemic and its continuing residual impact, or other world or domestic events could materially adversely impact our operations and business. While we actively monitor and take steps to mitigate supply chain risk, there can be no assurance that our mitigation plans will prevent disruptions that may arise from shortages of materials that we use in the production of our products.

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

Our products may be found to be defective, or our services performed may result in equipment or product damage and, as a result, warranty and/or product liability claims may be asserted against us.

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

Our growth strategy focuses on expanding our Green Energy Solutions, our healthcare and our power conversion businesses. We may be unable to implement our growth initiatives or strategic priorities or reach profitability in the near future or at all, due to many factors, including factors outside of our control. We also cannot be certain that executing on our strategy will generate the benefits we expect. If we fail to execute successfully on our strategic priorities, if we pursue strategic priorities that prove to be unsuccessful, or if our investments in these growth initiatives do not yield anticipated returns for any reason, our business, financial position, results of operations and cash flows may be materially and adversely affected.

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

Our revenues and gross profit margins depend significantly on global economic conditions, the demand for our products and services and the financial condition of our customers. Economic weakness and uncertainty have in the past, and may in the future, result in decreased revenues and gross profit margins. Economic uncertainty also makes it more difficult for us to forecast overall supply and demand with a great deal of confidence. Financial turmoil affecting the banking system and financial markets could result in tighter credit markets and lower levels of liquidity in some financial markets. The effects of a tightened credit environment could include the insolvency of key vendors or their inability to obtain credit to finance development and/or manufacture products resulting in product delays as well as the inability of customers to obtain credit to finance operations and/or customer insolvencies. Spending and the timing thereof by our customers may have a significant impact on our results and, where such spending is delayed or canceled, it could have a material negative impact on our operating results. Current global economic conditions remain uncertain and challenging. Weakness in the markets in which we operate could negatively impact our revenue and operating expenses, and consequently have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that we will continue recovery in the near future; nor is there any assurance that worldwide economic volatility will not continue or worsen.

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

Global and regional economic uncertainty continues to exist, including uncertainty relating to the Covid pandemic and the Russian invasion of Ukraine. Our operations could be adversely affected by global or regional economic conditions if markets decline in the future, whether related to the Covid pandemic, the Russian invasion of Ukraine, higher inflation or interest rates, recession, natural disasters, impacts of and issues related to climate change, business disruptions, our ability to adequately staff operations or otherwise. Any future economic declines may result in decreased revenue, gross margins, earnings or growth rates or difficulty in managing inventory levels or collecting customer receivables. We also have experienced, and expect to continue to experience, increased competitive pricing pressure, raw material inflation and availability issues resulting in difficulties meeting customer demand. In addition, customer difficulties in the future could result from economic declines, the Covid pandemic, the cyclical nature of their respective businesses, such as in the oil and gas industry, or otherwise and, in turn, result in decreases in product demand, increases in bad debt write-offs, decreases in timely collection of accounts receivable and adjustments to our allowance for credit losses, resulting in material reductions to our revenues and net earnings.

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

Financial Risks

There is a possible risk of identifiable intangible asset impairment, which could reduce the value of our assets and reduce our net income in the year in which the write-off occurs.

Our intangible assets could become impaired, which could reduce the value of our assets and reduce our net income in the year in which the write-off occurs. We ascribe value to certain intangible assets which consist of customer lists and trade names resulting from acquisitions. An impairment charge on intangible assets would be incurred in the event that the fair value of the intangible assets is less than their current carrying values. We evaluate whether events have occurred that indicate all, or a portion, of the carrying amount of intangible assets may no longer be recoverable. If this is the case, an impairment charge to earnings would be necessary.

Our indebtedness and restrictive covenants under our credit facility could limit our operational and financial flexibility.

We may incur indebtedness in the future under our credit facility with PNC Bank NA. Our ability to make interest and scheduled principal payments on any such indebtedness and operate within restrictive covenants could be adversely impacted by changes in the availability, terms and cost of capital, changes in interest rates or changes in our credit ratings or our outlook. These changes could increase our cost of business, limiting our ability to pursue acquisition opportunities, react to market conditions and meet operational and capital needs, thereby placing us at a competitive disadvantage.

Legal and Regulatory Risks

We may be subject to intellectual property rights claims, which are costly to defend, could require payment of damages or licensing fees, and/or could limit our ability to use certain technologies in the future.

Substantial litigation and threats of litigation regarding intellectual property rights exist in the display systems and electronics industries. From time to time, third parties, including certain companies in the business of acquiring patents with the intention of aggressively seeking licensing revenue from purported infringers, have asserted and may in the future assert patent and/or other intellectual property rights to technologies that are important to our business. In any dispute involving products that we have sold, our customers could also become the target of litigation. We are obligated in many instances to indemnify and defend our customers if the products we sell are alleged to infringe any third party’s intellectual property rights. In some cases, depending on the nature of the claim, we may be able to seek indemnification from our suppliers for our self and our customers against such claims, but there is no assurance that we will be successful in obtaining such indemnification or that we are fully protected against such claims. Any infringement claim brought against us, regardless of the duration, outcome or size of damage award, could result in substantial cost, divert our management’s attention, be time consuming to defend, result in significant damage awards, cause product shipment delays, or require us to enter into royalty or other licensing agreements. See Note 11, Risks and Uncertainties, of the notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further information regarding specific legal matters related to our patents.

Additionally, if an infringement claim is successful, we may be required to pay damages or seek royalty or license arrangements which may not be available on commercially reasonable terms. The payment of any such damages or royalties may significantly increase our operating expenses and harm our operating results and financial condition. Also, royalty or license arrangements may not be available at all. We may have to stop selling certain products or certain technologies, which could affect our ability to compete effectively.

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

Ownership Risks

A single stockholder controls a majority of the Company's voting stock.

As of July 25, 2023, Edward J. Richardson, our Chairman, Chief Executive Officer and President, beneficially owned approximately 98% of the outstanding shares of our Class B common stock, representing approximately 62% of the voting power of the outstanding common stock. This share ownership permits Mr. Richardson to exert control over the outcome of stockholder votes, including votes concerning the election of directors, by-law amendments, possible mergers, corporate control contests and other significant corporate transactions.

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

Investors, stockholders, customers, suppliers and other third parties are increasingly focusing on ESG and corporate social responsibility endeavors and reporting. Certain institutional investors, investment funds, other influential investors, customers, suppliers and other third parties are also increasingly focused on ESG practices. Companies that do not adapt to or comply with the evolving investor or stakeholder expectations and standards, or which are perceived to have not responded appropriately, may suffer from reputational damage and result in the business, financial condition and/or stock price of a company being materially and adversely affected. Further, this increased focus on ESG issues may result in new regulations and/or third-party requirements that could adversely impact our business, or certain shareholders reducing or eliminating their holdings of our stock. Additionally, an allegation or perception that the Company has not taken sufficient action in these areas could negatively harm our reputation.

Our stock price may be volatile.

Our stock price has fluctuated in the past and may experience declines in the future as a result of the volatile nature of the stock market, developments in our business and/or factors outside of our control including certain of the risk factors discussed in this report. Many factors may cause the market price for our common stock to change, including: (i) our operating results as compared to investors’ expectations in any period, (ii) market perceptions concerning our future earnings prospects, (iii) adverse changes in general market conditions or economic trends and (iv) changes or events in our industry or the world, such as market reactions to public health issues (including the COVID-19 pandemic), natural disasters, changes in global, national, or regional economies, inflation, governmental policies, political unrest, military action and armed conflicts (such as the 2022 Russian invasion of Ukraine), terrorist activities, political and social turmoil, civil unrest and other crises.

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

The Company owns one facility and leases 25 facilities. We own our corporate facility and largest distribution center, which is located on approximately 100 acres in LaFox, Illinois and consists of approximately 224,000 square feet of manufacturing, warehouse and office space. We maintain geographically diverse facilities because we believe this provides value to our customers and suppliers, and limits market risk and exchange rate exposure. We believe our properties are well maintained and adequate for our present needs. The extent of utilization varies from property to property and from time to time during the year.

Our facility locations, their primary use and segments served are as follows:

Location	Leased/Owned	Use	Segment
LaFox, Illinois *	Owned	Corporate/Sales/Distribution/Manufacturing	PMT/Canvys/Healthcare
Woodland Hills, California	Leased	Sales	PMT
Marlborough, Massachusetts	Leased	Sales/Distribution/Manufacturing	Canvys
Fort Mill, South Carolina	Leased	Sales/Distribution/Testing/Repair	Healthcare
Sao Paulo, Brazil	Leased	Sales/Distribution	PMT
Beijing, China	Leased	Sales	PMT
Nanjing, China	Leased	Sales	PMT
Shanghai, China	Leased	Sales/Distribution	PMT
Shenzhen, China	Leased	Sales	PMT
Brive, France	Leased	Sales	PMT
Paris, France	Leased	Sales	PMT
Donaueschingen, Germany	Leased	Sales/Distribution/Manufacturing	Canvys
Puchheim, Germany	Leased	Sales	PMT
Mumbai, India	Leased	Sales	PMT
Florence, Italy	Leased	Sales	PMT
Milan, Italy	Leased	Sales	PMT
Tokyo, Japan	Leased	Sales	PMT
Mexico City, Mexico	Leased	Sales	PMT
Amsterdam, Netherlands	Leased	Sales/Distribution/Manufacturing	PMT/Healthcare
Singapore, Singapore	Leased	Sales/Distribution	PMT
Seoul, South Korea	Leased	Sales	PMT
Taipei, Taiwan	Leased	Sales	PMT/Canvys
Bangkok, Thailand	Leased	Sales/Distribution	PMT
Dubai, United Arab Emirates	Leased	Sales/Testing	PMT
Hook, United Kingdom	Leased	Sales/Distribution/Testing/Repair	PMT
Lincoln, United Kingdom	Leased	Sales	PMT/Canvys

* LaFox, Illinois is also the location of our corporate headquarters.

ITEM 3. Legal Proceedings

None.

PART II

ITEM 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Unregistered Sales of Equity Securities

None.

Share Repurchases

There were no share repurchases in fiscal 2023.

Dividends

Our quarterly dividend was $0.06 per common share and $0.054 per Class B common share. Annual dividend payments were approximately $3.3 million for fiscal 2023 and $3.2 million for fiscal 2022. All future payments of dividends are at the discretion of the Board of Directors. Dividend payments will depend on earnings, capital requirements, operating conditions and such other factors that the Board may deem relevant.

Common Stock Information

Our common stock is traded on the NASDAQ Global Select Market (“NASDAQ”) under the trading symbol (“RELL”). There is no established public trading market for our Class B common stock. As of July 25, 2023, there were approximately 419 stockholders of record for the common stock and approximately 13 stockholders of record for the Class B common stock.

Effective June 26, 2023, the Company joined the 2023 Russell 3000® Index. Membership in the U.S. all-cap Russell 3000® Index remains in place for one year and includes the Company in the large-cap Russell 1000® Index and the small-cap Russell 2000® Index.

Performance Graph

The following graph compares the performance of our common stock for the periods indicated with the performance of the NASDAQ Composite Index, NASDAQ Electronic Components Index and the Russell Microcap Technology Index.

The NASDAQ Electronic Components Index will not be available for fiscal 2024 and accordingly is being replaced by the Russell Microcap Technology Index. This year's performance graph includes both the NASDAQ Electronic Components Index and the Russell Microcap Technology Index to facilitate the transition to the replacement index. The Russell Microcap Technology Index is a published industry index comprised of over 150 companies. Next year's performance graph will exclude the NASDAQ Electronic Components Index.

The graph assumes $100 invested on the last day of our fiscal year 2018, in our common stock, the NASDAQ Composite Index, NASDAQ Electronic Components Index and the Russell Microcap Technology Index. Total return indices reflect reinvestment of dividends at the closing stock prices at the date of the dividend declaration.

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

ITEM 6. Reserved

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to assist the reader in better understanding our business, results of operations, financial condition, changes in financial condition, critical accounting policies and estimates and significant developments. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes appearing elsewhere in this filing. This section is organized as follows:

•
Business Overview
•
Results of Operations - an analysis and comparison of our consolidated results of operations for the fiscal years ended May 27, 2023, May 28, 2022 and May 29, 2021, as reflected in our Consolidated Statements of Comprehensive Income.
•
Liquidity, Financial Position and Capital Resources - a discussion of our primary sources and uses of cash for the fiscal years ended May 27, 2023, May 28, 2022 and May 29, 2021, and a discussion of changes in our financial position.

Business Overview

Richardson Electronics, Ltd. is a leading global manufacturer of engineered solutions, power grid and microwave tubes and related consumables; power conversion and RF and microwave components; high-value replacement parts, tubes and service training for diagnostic imaging equipment; and customized display solutions. Nearly 60% of our products are manufactured in LaFox, Illinois, Marlborough, Massachusetts or Donaueschingen, Germany, or by one of our manufacturing partners throughout the world. All our partners manufacture to our strict specifications and per our supplier code of conduct. We serve customers in the alternative energy, healthcare, aviation, broadcast, communications, industrial, marine, medical, military, scientific and semiconductor markets. The Company’s strategy is to provide specialized technical expertise and “engineered solutions” based on our core engineering and manufacturing capabilities. The Company provides solutions and adds value through design-in support, systems integration, prototype design and manufacturing, testing, logistics and aftermarket technical service and repair through its global infrastructure.

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

The Company began reporting the results for its new Green Energy Solutions ("GES") segment in the first quarter of fiscal 2023 due to its focus on power applications that support the green energy market. The GES segment has been carved out of our existing Power and Microwave Technologies (“PMT”) segment. Accordingly, the Company is reporting its financial performance based on four operating and reportable segments. The results for fiscal 2022 and fiscal 2021 presented herein were adjusted to reflect the presentation of the new GES segment separately from the PMT segment.

The Company's four operating and reportable segments for fiscal 2023, fiscal 2022 and fiscal 2021 are defined as follows:

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

Green Energy Solutions combines our key technology partners and engineered solutions capabilities to design and manufacture innovative products for the fast-growing energy storage market and power management applications. As a designer, manufacturer, technology partner and authorized distributor, GES’s strategy is to provide specialized technical expertise and engineered solutions using our core design engineering and manufacturing capabilities on a global basis. We provide solutions and add value through design-in support, systems integration, prototype design and manufacturing, testing, logistics and aftermarket technical service and repair—all through our existing global infrastructure. GES’s focus is on products for numerous green energy applications such as wind, solar, hydrogen and Electric Vehicles, and other power management applications that support green solutions such as synthetic diamond manufacturing.

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

Results of Operations

Overview - Fiscal Year Ended May 27, 2023

•
Fiscal 2023 and fiscal 2022 both contained 52 weeks.
•
Net sales during fiscal 2023 were $262.7 million, up 16.9%, compared to net sales of $224.6 million during fiscal 2022.
•
Gross margin was 31.9% of net sales during fiscal 2023, compared to 31.9% of net sales during fiscal 2022.
•
Selling, general and administrative expenses were $58.7 million, or 22.4% of net sales, during fiscal 2023, compared to $55.7 million, or 24.8% of net sales, during fiscal 2022.
•
Operating income during fiscal 2023 was $25.0 million, compared to an operating income of $16.0 million during fiscal 2022.
•
Other income during fiscal 2023 was less than $0.1 million, compared to other expense of $0.2 million during fiscal 2022.
•
Net income during fiscal 2023 was $22.3 million, compared to a net income of $17.9 million during fiscal 2022.

Net Sales and Gross Profit Analysis

Net sales by segment and percent change for fiscal 2023, fiscal 2022 and fiscal 2021 were as follows (in thousands):

Net Sales	FY 2023	FY 2022	FY 2021	FY23 vs. FY22 % Change	FY22 vs. FY21 % Change
PMT	$164,299	$155,445	$128,980	5.7%	20.5%
GES	47,596	22,611	8,300	110.5%	172.4%
Canvys	39,331	35,187	29,319	11.8%	20.0%
Healthcare	11,432	11,377	10,338	0.5%	10.1%
Total	$262,658	$224,620	$176,937	16.9%	26.9%

During fiscal 2023, consolidated net sales increased by 16.9% compared to fiscal 2022. Sales for PMT increased by 5.7%, GES sales increased by 110.5%. Canvys sales increased by 11.8% and Healthcare sales increased by 0.5%. The increase in PMT was mainly due to strong growth in the semi-wafer fabrication industry and the RF and microwave products for various applications. The increase in GES was primarily due to growth in related product sales to the wind turbine industry, as well as EV battery modules. The increase in Canvys was primarily due to strong sales in the North American market. The increase in Healthcare was primarily due to an increase in equipment sales.

During fiscal 2022, consolidated net sales increased by 26.9% compared to fiscal 2021. Sales for PMT increased by 20.5%, GES sales increased by 172.4%, Canvys sales increased by 20.0% and Healthcare sales increased by 10.1%. The increase in PMT was mainly due to strong growth from our Power and Microwave Group (PMG) technology partners in various applications including power management and 5G infrastructure, and increased revenue from our Semiconductor Wafer Fabrication Equipment customers buying engineered solutions. We also had strong growth in various Electron Device (EDG) product lines. The increase in GES was primarily due to components for power management applications and niche products for wind turbines. The increase in Canvys was primarily due to strong sales in the European and North American markets. The increase in Healthcare was primarily due to strong part sales and increase in demand for the ALTA750TM tubes.

Gross profit by segment and percent of segment net sales for fiscal 2023, fiscal 2022 and fiscal 2021 were as follows (in thousands):

Gross Profit	FY 2023		FY 2022		FY 2021
PMT	$54,089	32.9%	$50,810	32.7%	$43,546	33.8%
GES	13,719	28.8%	7,231	32.0%	2,405	29.0%
Canvys	12,375	31.5%	11,252	32.0%	10,274	35.0%
Healthcare	3,506	30.7%	2,407	21.2%	2,600	25.1%
Total	$83,689	31.9%	$71,700	31.9%	$58,825	33.2%

Gross profit reflects the distribution and manufacturing product margin less manufacturing variances, inventory obsolescence charges, customer returns, scrap and cycle count adjustments, engineering costs and other provisions.

Consolidated gross profit was $83.7 million during fiscal 2023, compared to $71.7 million during fiscal 2022. Consolidated gross margin as a percentage of net sales was 31.9 % for fiscal 2023, the same as the 31.9% during fiscal 2022, primarily due to favorable product mix for PMT, unfavorable product mix for GES, unfavorable product mix for Canvys and improved manufacturing absorption and decreased component scrap for Healthcare. Gross margin during fiscal 2023 included expense related to inventory provisions of $0.3 million for PMT, $0.1 million for Canvys and $0.1 million for Healthcare.

Consolidated gross profit was $71.7 million during fiscal 2022, compared to $58.8 million during fiscal 2021. Consolidated gross margin as a percentage of net sales decreased to 31.9% during fiscal 2022, from 33.2% during fiscal 2021, primarily due to unfavorable product mix for PMT, favorable product mix for GES, higher freight costs and foreign exchange effects for Canvys and increased component scrap expenses for Healthcare. Gross margin during fiscal 2022 included expense related to inventory provisions for PMT of $0.4 million and $0.1 million for Healthcare.

Power and Microwave Technologies

Net sales for PMT increased 5.7% to $164.3 million during fiscal 2023 from $155.4 million during fiscal 2022. The increase was mainly due to strong growth in the semi-wafer fabrication industry for the first nine months and the RF and microwave products for various applications. Gross margin as a percentage of net sales increased to 32.9% during fiscal 2023 as compared to 32.7% during fiscal 2022, primarily due to product mix.

Net sales for PMT increased 20.5% to $155.4 million during fiscal 2022 from $129.0 million during fiscal 2021. The increase was mainly due to strong growth from our Power and Microwave Group (PMG) technology partners in various applications including power management and 5G infrastructure, and increased revenue from our Semiconductor Wafer Fabrication Equipment customers buying engineered solutions. We also had strong growth in various Electron Device (EDG) product lines. Gross margin as a percentage of net sales decreased to 32.7% during fiscal 2022 as compared to 33.8% during fiscal 2021, primarily due to product mix.

Green Energy Solutions

Net sales for GES increased 110.5% to $47.6 million during fiscal 2023 from $22.6 million during fiscal 2022. The increase was mainly due to growth in related product sales to the wind turbine industry, as well as EV battery modules. Gross margin as a percentage of net sales decreased to 28.8% during fiscal 2023 as compared to 32.0% during fiscal 2022, primarily due to product mix.

Net sales for GES increased 172.4% to $22.6 million during fiscal 2022 from $8.3 million during fiscal 2021. Sales increased primarily due to components for power management applications and niche products for wind turbines. Gross margin as a percentage of net sales increased to 32.0% during fiscal 2022 as compared to 29.0% during fiscal 2021, primarily due to product mix.

Canvys

Net sales for Canvys increased 11.8% to $39.3 million during fiscal 2023, from $35.2 million during fiscal 2022. Sales increased primarily due to strong sales in the North American market. Gross margin as a percentage of net sales decreased to 31.5% during fiscal 2023 as compared to 32.0% during fiscal 2022 mainly due to product mix.

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

Healthcare

Net sales for Healthcare increased 0.5% to $11.4 million during fiscal 2023, essentially unchanged from fiscal 2022. The slight increase in sales was primarily due to an increase in equipment sales, partially offset by decreases in part sales and CT tube sales. Gross margin as a percentage of net sales increased to 30.7% during fiscal 2023, compared to 21.2% during fiscal 2022. The increase was primarily due to improved manufacturing absorption and decreased component scrap expenses.

Net sales for Healthcare increased 10.1% to $11.4 million during fiscal 2022, from $10.3 million during fiscal 2021. The increase in sales was primarily due to strong parts sales and an increase in demand for the ALTA 750DTM tubes. Gross margin as a percentage of net sales decreased to 21.2% during fiscal 2022, compared to 25.1% during fiscal 2021. The decrease was primarily due to increased component scrap expenses.

Sales by Geographic Area

On a geographic basis, our sales are categorized by destination: North America; Asia/Pacific; Europe; Latin America; and Other.

Net sales by geographic area and percent change for fiscal 2023, fiscal 2022 and fiscal 2021 were as follows (in thousands):

Net Sales	FY 2023	FY 2022	FY 2021	FY23 vs. FY22 % Change	FY22 vs. FY21 % Change
North America	$112,214	$98,527	$73,625	13.9%	33.8%
Asia/Pacific	59,557	49,235	40,839	21.0%	20.6%
Europe	62,017	64,435	52,549	(3.8%)	22.6%
Latin America	28,924	12,439	9,651	132.5%	28.9%
Other (1)	(54)	(16)	273	(237.5%)	(105.9%)
Total	$262,658	$224,620	$176,937	16.9%	26.9%

Gross profit by geographic area and percent of geographic net sales for fiscal 2023, fiscal 2022 and fiscal 2021 were as follows (in thousands):

	FY 2023		FY 2022		FY 2021
Gross Profit (Loss)	Amount	% of Net Sales	Amount	% of Net Sales	Amount	% of Net Sales
North America	$43,580	38.8%	$36,548	37.1%	$28,639	38.9%
Asia/Pacific	18,775	31.5%	15,728	31.9%	13,520	33.1%
Europe	18,760	30.2%	19,215	29.8%	16,958	32.3%
Latin America	7,735	26.7%	4,340	34.9%	3,405	35.3%
Other (1)	(5,161)		(4,131)		(3,697)
Total	$83,689	31.9%	$71,700	31.9%	$58,825	33.2%

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) increased during fiscal 2023 to $58.7 million from $55.7 million during fiscal 2022. This increase in SG&A expense from fiscal 2022 was mainly due to higher employee compensation and travel expenses, partially offset by lower legal fees and a lower bad debt expense. SG&A as a percentage of sales decreased to 22.4% during fiscal 2023 as compared to 24.8% during fiscal 2022.

Selling, general and administrative expenses decreased during fiscal 2022 to $55.7 million from $55.9 million during fiscal 2021. However, when considering the non-recurrence of the $1.6 million legal settlement in fiscal 2021, the SG&A expense for fiscal 2022 was $1.4 million or 2.6% higher than fiscal 2021. This increase in SG&A expense from fiscal 2021 was mainly due to higher employee compensation expenses including incentive expense, partially offset by lower legal fees. SG&A as a percentage of sales decreased to 24.8% during fiscal 2022 as compared to 31.6% during fiscal 2021.

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

Other Income/Expense

Other income was less than $0.1 million during fiscal 2023, compared to an expense of $0.2 million during fiscal 2022. Fiscal 2023 had $0.3 million of investment income compared to $0.1 million of investment income for fiscal 2022. Our foreign exchange gains and losses are primarily due to the translation of U.S. dollars held in non-U.S. entities. The foreign exchange loss reported for fiscal 2023 totaled $0.3 million, unchanged from fiscal 2022. We currently do not utilize derivative instruments to manage our exposure to foreign currency.

Income Tax Provision

Our income tax provision (benefit) during fiscal 2023, fiscal 2022 and fiscal 2021 was $2.7 million, ($2.2 million) and $0.7 million, respectively. The effective income tax rates during fiscal 2023, fiscal 2022 and fiscal 2021 were 10.8%, (13.7%) and 28.3%, respectively. The difference between the effective income tax rates as compared to the U.S. federal statutory rate of 21.0% during fiscal 2023, fiscal 2022 and fiscal 2021 was primarily driven by the impact of valuation allowance changes related to the realizability of our U.S. state and federal net deferred tax assets and changes in our geographical distribution of income (loss). In addition, the Company recognized both foreign tax and research and development tax credits in fiscal 2023.

The Inflation Reduction Act (the "IRA"), signed into law by President Biden on August 16, 2022, has several key corporate tax-related provisions, including a 15% creditable book minimum tax on adjusted financial statement income (“AFSI”) of applicable corporations, clean energy tax incentives and 1% excise tax on certain corporate stock buybacks. The Company did not rise to the level of AFSI to be subject to the 15% creditable book minimal tax. The Company did not have a material impact from the IRA. The Creating Helpful Incentives to Produce Semiconductors Act of 2022 (the "CHIPS Act") was signed into law by President Biden on August 9, 2022, which created a new 25% investment tax credit for qualified property placed in service for semiconductor manufacturing. This production credit was not applicable to the Company.

During the fourth quarter of fiscal 2023, the Company recorded research and development (“R&D”) tax credits of $0.9 million. These credits represent the expected U.S. federal and state credits to be claimed for fiscal 2020 through fiscal 2023. The Company has not previously recorded any benefit from an R&D tax credit due to the fact that the Company did not believe it was economically prudent to pursue these credits in prior years.

For taxable years beginning after December 31, 2021, taxpayers are required to capitalize certain R&D expenses and amortize them over five or fifteen years under IRC Section 174. This provision increased our taxable income for the year ended May 27, 2023, and resulted in additional cash tax payments for U.S. federal and state income taxes. This provision also generated a deferred tax asset for the year ended May 27, 2023.

As of May 27, 2023 and May 28, 2022 we have utilized all net deferred tax assets related to federal net operating loss (“NOL”) carryforwards. Net deferred tax assets related to domestic state NOL carryforwards at May 27, 2023 amounted to approximately $2.1 million, compared to $2.4 million at May 28, 2022. Net deferred tax assets related to foreign NOL carryforwards was $0.2 million as of May 27, 2023 compared to $0.4 million as of May 28, 2022, with various or indefinite expiration dates. We released the valuation allowance and have utilized $1.8 million of domestic net deferred tax asset related to foreign tax credit carryforwards as of May 27, 2023.

We have historically determined that undistributed earnings of our foreign subsidiaries, to the extent of cash available, will be repatriated to the U.S. The deferred tax liability on the outside basis difference is now primarily withholding tax on future dividend distributions. The deferred tax liability related to undistributed earnings of our foreign subsidiaries was less than $0.1 million in both fiscal 2023 and fiscal 2022.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to support a more likely than not assertion that its deferred tax assets will be realized. A significant component of objective evidence evaluated was the cumulative income or loss incurred in each jurisdiction over the three-year period ended May 27, 2023. We considered other positive evidence in determining the need for a valuation allowance in the U.S. including the subpart F and GILTI inclusions of our foreign earnings, the changes in our business performance in recent years and the utilization of federal NOLs. The weight of this positive evidence is sufficient to outweigh other negative evidence in evaluating our need for a valuation allowance in the U.S. federal jurisdiction. As a result of the positive evidence outweighing the negative evidence for the year ended May 28, 2022, we released the full valuation allowance on the U.S. federal and state deferred tax items. In addition, in the year ended May 28, 2022, we partially released the valuation allowance on the state NOL deferred tax item, based on the amount of the NOLs that management believed it is more likely than not to realize. As of May 27, 2023, we have released $1.8 million of the valuation allowance on the deferred tax asset related to foreign tax credits based on positive evidence that arose during the fourth quarter of fiscal 2023 related to the foreign tax credit limitation calculation.

As of May 27, 2023, a valuation allowance of $1.4 million was recorded, representing the portion of the deferred tax asset that management does not believe is more likely than not to be realized. The valuation allowance as of May 28, 2022 was $3.5 million. The remaining valuation allowance relates to state NOLs ($0.2 million) and deferred tax assets in foreign jurisdictions where historical taxable losses have been incurred ($1.3 million). The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth.

Income taxes paid, including foreign estimated tax payments, were $4.8 million, $1.5 million and $0.1 million, during fiscal 2023, fiscal 2022 and fiscal 2021, respectively.

In the normal course of business, we are subject to examination by taxing authorities throughout the world. Generally, years prior to fiscal 2017 are closed for examination under the statute of limitation for U.S. federal, U.S. state and local or non-U.S. tax jurisdictions. We were under examination for fiscal 2015 through fiscal 2018 in Germany. The audit was settled in the fourth quarter of fiscal 2022. In the second quarter of fiscal 2023, the Company paid the audit assessment for the fiscal 2015 through fiscal 2018 years. The Company recorded a tax expense of less than $0.1 million due to receiving the final assessment for the German audit. The $0.1 million of uncertain tax positions recorded in prior quarters has been fully utilized as of May 27, 2023. Our primary foreign tax jurisdictions are Germany and the Netherlands. We have tax years open in Germany beginning in fiscal 2019 and the Netherlands beginning in fiscal 2021.

The Company did not record any uncertain tax positions as of May 27, 2023 as compared to $0.1 million as of May 28, 2022. The reserve for the German audits was reversed in fiscal 2023. We record penalties and interest related to uncertain tax positions in the income tax expense line item within the Consolidated Statements of Comprehensive Income. Accrued interest and penalties were included within the related tax liability line in the Consolidated Balance Sheets. We have not recorded a liability for interest and penalties as of May 27, 2023 or May 28, 2022.

Liquidity, Financial Position and Capital Resources

Our operations and cash needs have been primarily financed through income from operations and cash on hand.

Cash and cash equivalents were $25.0 million at May 27, 2023. Cash and cash equivalents by geographic area at May 27, 2023 consisted of $8.1 million in North America, $8.6 million in Europe, $1.5 million in Latin America and $6.8 million in Asia/Pacific. No funds were repatriated to the United States in fiscal 2023 from our foreign entities. Although the Tax Cuts and Jobs Act generally eliminated federal income tax on future cash repatriation to the United States, cash repatriation may be subject to state and local taxes, withholding or similar taxes. See Note 8, Income Taxes, of the notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further information.

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

Management continues to monitor the global situation on its financial condition, liquidity, operations, suppliers, industry and workforce. Our ability to predict and respond to future changes resulting from the Covid pandemic is uncertain. Even after the Covid pandemic fully subsides, there may be long-term effects on our business practices and customers in economies in which we operate that could severely disrupt our operations and could have a material adverse effect on our business, results of operations, cash flows and financial condition. As we cannot predict the duration, scope or severity of the Covid pandemic, the negative financial impact to our results cannot be reasonably estimated and could be material.

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

On March 20, 2023, the Company established a senior, secured revolving credit facility agreement with a three-year term in an aggregate principal amount not to exceed $30 million, including a Swingline Loan sub-facility and a Letter of Credit sub-facility (collectively, the "Revolving Credit Facility") with PNC Bank. The Revolving Credit Facility is guaranteed by the Company's domestic subsidiaries. Proceeds of the borrowings under the Revolving Credit Facility are expected to be used for working capital and general corporate purposes of the Company and its subsidiaries. As of the date of this report, no amounts were outstanding under the Revolving Credit Facility.

Cash Flows from Operating Activities

Cash flow from operating activities primarily resulted from our net income adjusted for non-cash items and changes in our operating assets and liabilities.

Operating activities utilized $8.2 million of cash during fiscal 2023. We had net income of $22.3 million during fiscal 2023, which included non-cash stock-based compensation expense of $0.9 million associated with the issuance of stock option awards and restricted stock awards, $0.5 million of inventory provisions and depreciation and amortization expense of $3.7 million associated with our property and equipment as well as amortization of our intangible assets. Changes in our operating assets and liabilities resulted in a use of cash of $35.5 million during fiscal 2023, mainly due to an increase in inventories of $30.5 million, a decrease in accounts payable and accrued liabilities of $4.4 million and an increase in prepaid expenses of $0.5 million. The majority of the inventory increase was to support our Electron tube, PMG, Green Energy Solutions, LaFox manufacturing and Healthcare businesses. The decrease in accounts payable and accrued liabilities was due to revenue recognition and timing.

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

Cash used by investing activities of $2.2 million during fiscal 2023 was mainly attributed to $7.4 million in capital expenditures with a $5.0 million offset for the maturities of a Certificate of Deposit (CD). Capital expenditures were primarily related to our LaFox manufacturing business and facility renovation, IT systems and the Healthcare business.

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

Cash provided by financing activities of $0.4 million during fiscal 2023 resulted primarily from the $3.8 million of proceeds from the issuance of common stock from stock option exercises and the $3.3 million used to pay dividends to shareholders.

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

Contractual Obligations

Contractual obligations are presented in the table below as of May 27, 2023 (in thousands):

	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years	Less Interest	Total
Lease obligations (1)	$1,147	$1,393	$35	$—	$(118)	$2,457
(1)
Lease obligations are related to certain warehouse and office facilities under non-cancelable operating leases as well as financing leases.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with United States Generally Accepted Accounting Principles (“GAAP”) and pursuant to the rules and regulations of the SEC, we make assumptions, judgments and estimates that affect the reported amounts of assets, liabilities, revenue and expenses and the related disclosures of contingent assets and liabilities. Our assumptions, judgments and estimates are based on historical experience and various other factors deemed relevant. Actual results could be materially different from those estimates under different assumptions or conditions. We evaluate our assumptions, judgments and estimates on a regular basis. We also discuss our critical policies and estimates with the Audit Committee of the Board of Directors.

We believe the assumptions, judgments and estimates involved for the following have the greatest potential impact on our Consolidated Financial Statements:

•
Allowance for Doubtful Accounts
•
Revenue Recognition
•
Inventories, net
•
Intangible and Long-Lived Assets
•
Loss Contingences
•
Income Taxes

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

The Company’s revenue includes the following streams:

•
Manufacturing/assembly
•
Distribution
•
Services revenue

Manufacturing/assembly typically includes the products that are manufactured or assembled in our manufacturing facility. These products can either be built to the customer’s prints/designs or are products that we stock in our warehouse to sell to any customer that places an order. The manufacturing business does not include a separate service bundled with the product sold or sold in addition to the product. Our contracts for customized products generally include termination provisions if a customer cancels its order. However, we recognize revenue at a point in time because the termination provisions normally do not require, upon cancellation, the customer to pay fees that are commensurate with the work performed. Each purchase order explicitly states the goods or service that we promise to transfer to the customer. The promises to the customer are limited only to those goods or service. The performance obligation is our promise to deliver both goods that were produced by the Company and resale of goods that we purchase from our suppliers. Our shipping and handling activities for destination shipments are performed prior to the customer obtaining control. As such, they are not a separate promised service. The Company elects to account for shipping and handling as activities to fulfill the promise to transfer the goods. The goods we provide to our customers are distinct in that our customers benefit from the goods we sell them through use in their own processes.

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

Inventories, net

Our consolidated inventories are stated at the lower of cost and net realizable value, generally using a weighted-average cost method. Our net inventories include finished goods, raw materials and work-in-progress.

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

Intangible and Long-Lived Assets

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

New Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 (as amended by ASU 2018-19, ASU 2019-04, ASU 2019-05, ASU 2019-10, ASU 2019-11 and 2020-02) introduces a new forward-looking approach, based on expected losses, to estimate credit losses on certain types of financial instruments, including trade receivables. The estimate of expected credit losses will require entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. This ASU also expands the disclosure requirements to enable users of financial statements to understand the entity’s assumptions, models and methods for estimating expected credit losses. The new standard is effective for smaller reporting companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Early adoption is permitted. The Company will adopt in the first quarter of fiscal 2024 and the expected impact on the consolidated financial statements is not material.

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

Our foreign denominated assets and liabilities are cash and cash equivalents, accounts receivable, inventory, accounts payable and intercompany receivables and payables, as we conduct business in countries of the European Union, Asia/Pacific and, to a lesser extent, Canada and Latin America. We do manage foreign exchange exposures by using currency clauses in certain sales contracts and we also have local debt to offset asset exposures. We have not used any derivative instruments nor entered into any forward contracts in fiscal 2023, fiscal 2022 or fiscal 2021.

Had the U.S. dollar changed unfavorably 10% against various foreign currencies, foreign denominated net sales would have been lower by an estimated $12.2 million during fiscal 2023, an estimated $12.1 million during fiscal 2022 and an estimated $10.0 million during fiscal 2021. Total assets would have declined by an estimated $4.3 million as of the fiscal year ended May 27, 2023 and an estimated $4.2 million as of the fiscal year ended May 28, 2022, while the total liabilities would have decreased by an estimated $1.1 million as of the fiscal year ended May 27, 2023 and an estimated $1.0 million as of the fiscal year ended May 28, 2022.

The interpretation and analysis of these disclosures should not be considered in isolation since such variances in exchange rates would likely influence other economic factors. Such factors, which are not readily quantifiable, would likely also affect our operations. Additional disclosure regarding various market risks is set forth in Part I, Item 1A, Risk Factors, of our Annual Report on this Form 10-K.

ITEM 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Richardson Electronics, Ltd.

LaFox, Illinois

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Richardson Electronics, Ltd. (the “Company”) as of May 27, 2023 and May 28, 2022, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended May 27, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at May 27, 2023 and May 28, 2022, and the results of its operations and its cash flows for each of the three years in the period ended May 27, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of May 27, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated July 31, 2023 expressed an unqualified opinion thereon.

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

Estimation of Inventory Reserve - Power and Microwave Technologies ("PMT") Group

As described in Note 3 to the consolidated financial statements, the consolidated inventory balance as of May 27, 2023 was $110.4 million, net of $5.9 million in reserves. Inventories are stated at the lower of cost and net realizable value. Provisions for obsolete or slow-moving inventories are based upon regular analysis of stock rotation privileges, obsolescence, the exiting of certain markets and assumptions about future demand and market conditions. A number of products in the PMT segment represent trailing edge technology. PMT often buys products ahead of supplier price increases and extended lead times which can create higher levels of inventory. As technologies evolve and customers replace their equipment, the market for and resulting net realizable value of PMT's products may decline.

We have identified the Company's estimation of inventory reserve for the PMT segment as a critical audit matter due to the significant judgments required by management in estimating net realizable value for certain inventory items. The Company's estimation of its’ inventory reserve, performed on an item-by-item basis, requires inputs from operations personnel and an assessment of current market conditions and future industry trends, which can be difficult to predict given evolving technologies and the declining market for some products. Auditing this matter involved especially challenging auditor judgment due to the nature and extent of audit effort needed to evaluate the reasonableness of the assumptions and judgments made by management.

The primary procedures we performed to address this critical audit matter included:

•
Testing the design, implementation, and operating effectiveness of controls over the development of the Company’s estimation of inventory reserve.
•
Assessing the reasonableness of management's estimate by (i) inquiring of operations personnel as to their assessment as to viability of aged and slow-moving inventory, (ii) evaluating historical customer ordering trends and current uses, and (iii) for certain products, evaluating stock rotation privileges.
•
Evaluating the reasonableness of management's estimates by performing a retrospective comparison of prior period inventory on hand for certain products to current period sales, write-offs, and inventory consumption.

/s/BDO USA, P.A.

We have served as the Company's auditor since 2015.

Chicago, Illinois

July 31, 2023

Richardson Electronics, Ltd.

Consolidated Balance Sheets

(in thousands, except per share amounts)

	May 27, 2023	May 28, 2022
Assets
Current assets:
Cash and cash equivalents	$24,981	$35,495
Accounts receivable, less allowance of $191 and $186, respectively	30,067	29,878
Inventories, net	110,402	80,390
Prepaid expenses and other assets	2,633	2,448
Investments - current	—	5,000
Total current assets	168,083	153,211
Non-current assets:
Property, plant and equipment, net	20,823	16,961
Intangible assets, net	1,892	2,010
Lease ROU asset	2,457	3,239
Non-current deferred income taxes	4,526	4,398
Other non-current assets	267	—
Total non-current assets	29,965	26,608
Total assets	$198,048	$179,819
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$23,535	$23,987
Accrued liabilities	12,026	16,110
Lease liability current	1,028	1,109
Total current liabilities	36,589	41,206
Non-current liabilities:
Non-current deferred income tax liabilities	98	85
Lease liability non-current	1,429	1,915
Other non-current liabilities	612	766
Total non-current liabilities	2,139	2,766
Total liabilities	38,728	43,972
Stockholders’ Equity
Common stock, $0.05 par value; issued and outstanding 12,140 shares at May 27, 2023 and 11,649 shares at May 28, 2022	607	582
Class B common stock, convertible, $0.05 par value; issued and outstanding 2,052 shares at May 27, 2023 and 2,053 shares at May 28, 2022	103	103
Preferred stock, $1.00 par value, no shares issued and outstanding	—	—
Additional paid-in-capital	70,951	66,331
Retained earnings	87,044	68,031
Accumulated other comprehensive income	615	800
Total stockholders’ equity	159,320	135,847
Total liabilities and stockholders’ equity	$198,048	$179,819

Richardson Electronics, Ltd.

Consolidated Statements of Comprehensive Income

(in thousands, except per share amounts)

	Fiscal Year Ended
	May 27, 2023	May 28, 2022	May 29, 2021
Net sales	$262,658	$224,620	$176,937
Cost of sales	178,969	152,920	118,112
Gross profit	83,689	71,700	58,825
Selling, general and administrative expenses	58,713	55,723	55,925
(Gain) loss on disposal of assets	(7)	20	13
Operating income	24,983	15,957	2,887
Other (income) expense:
Investment/interest income	(295)	(80)	(76)
Foreign exchange loss	278	273	759
Other, net	(30)	5	(104)
Total other (income) expense	(47)	198	579
Income before income taxes	25,030	15,759	2,308
Income tax provision (benefit)	2,697	(2,168)	653
Net income	22,333	17,927	1,655
Foreign currency translation (loss) gain, net of tax	(185)	(4,093)	3,403
Comprehensive income	$22,148	$13,834	$5,058

Net income per share:
Common shares - Basic	$1.62	$1.35	$0.13
Class B common shares - Basic	1.46	1.21	0.11
Common shares - Diluted	1.55	1.31	0.13
Class B common shares - Diluted	1.40	1.18	0.11

Weighted average number of shares:
Common shares - Basic	11,943	11,395	11,105
Class B common shares - Basic	2,052	2,080	2,097
Common shares - Diluted	12,542	11,825	11,164
Class B common shares - Diluted	2,052	2,080	2,097

Dividends per share:
Dividends per common share	$0.24	$0.24	$0.24
Dividends per Class B common share	0.22	0.22	0.22

Richardson Electronics, Ltd.

Consolidated Statements of Cash Flows

(in thousands)

	Fiscal Year Ended
	May 27, 2023	May 28, 2022	May 29, 2021
Operating activities:
Net income	$22,333	$17,927	$1,655
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation and amortization	3,671	3,423	3,424
Inventory provisions	466	462	1,041
(Gain) loss on disposal of assets	(7)	20	13
Share-based compensation expense	936	654	675
Deferred income taxes	(138)	(4,042)	(1)
Change in assets and liabilities:
Accounts receivable	(363)	(6,183)	(4,198)
Inventories	(30,452)	(20,571)	(4,861)
Prepaid expenses and other assets	(519)	(228)	103
Accounts payable	(439)	7,671	(565)
Accrued liabilities	(4,006)	2,420	3,572
Other	319	358	(26)
Net cash (used in) provided by operating activities	(8,199)	1,911	832
Investing activities:
Capital expenditures	(7,378)	(3,120)	(2,632)
Proceeds from the sale of assets	194	—	—
Proceeds from maturity of investments	5,000	—	25,000
Purchases of investments	—	(5,000)	(9,000)
Net cash (used in) provided by investing activities	(2,184)	(8,120)	13,368
Financing activities:
Proceeds from issuance of common stock	3,778	2,992	289
Cash dividends paid on Common and Class B Common shares	(3,320)	(3,193)	(3,122)
Other	(69)	(151)	(181)
Net cash provided by (used in) financing activities	389	(352)	(3,014)
Effect of exchange rate changes on cash and cash equivalents	(520)	(1,260)	1,595
(Decrease) increase in cash and cash equivalents	(10,514)	(7,821)	12,781
Cash and cash equivalents at beginning of period	35,495	43,316	30,535
Cash and cash equivalents at end of period	$24,981	$35,495	$43,316

Supplemental Disclosure of Cash Flow Information:
Cash paid during the fiscal year for:
Income taxes	$4,807	$1,484	$106

Richardson Electronics, Ltd.

Consolidated Statements of Stockholders’ Equity

(in thousands, except per share amounts)

	Common	Class B Common	Par Value	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance May 30, 2020	11,038	2,097	$657	$61,749	$54,764	$1,490	$118,660
Comprehensive income
Net income	—	—	—	—	1,655	—	1,655
Foreign currency translation	—	—	—	—	—	3,403	3,403
Share-based compensation:
Restricted stock	—	—	—	483	—	—	483
Stock options	—	—	—	192	—	—	192
Common stock:
Options exercised	49	—	2	287	—	—	289
Restricted stock issuance	73	—	4	(4)	—	—	—
Dividends paid to:
Common ($0.24 per share)	—	—	—	—	(2,669)	—	(2,669)
Class B ($0.22 per share)	—	—	—	—	(453)	—	(453)
Balance May 29, 2021	11,160	2,097	$663	$62,707	$53,297	$4,893	$121,560
Comprehensive income
Net income	—	—	—	—	17,927	—	17,927
Foreign currency translation	—	—	—	—	—	(4,093)	(4,093)
Share-based compensation:
Restricted stock	—	—	—	444	—	—	444
Stock options	—	—	—	210	—	—	210
Common stock:
Options exercised	373	—	18	2,974	—	—	2,992
Restricted stock issuance	72	—	4	(4)	—	—	—
Class B converted to Common	44	(44)	—	—	—	—	—
Dividends paid to:
Common ($0.24 per share)	—	—	—	—	(2,745)	—	(2,745)
Class B ($0.22 per share)	—	—	—	—	(448)	—	(448)
Balance May 28. 2022	11,649	2,053	$685	$66,331	$68,031	$800	$135,847
Comprehensive income
Net income	—	—	—	—	22,333	—	22,333
Foreign currency translation	—	—	—	—	—	(185)	(185)
Share-based compensation:
Restricted stock	—	—	—	542	—	—	542
Stock options	—	—	—	394	—	—	394
Common stock:
Options exercised	441	—	23	3,755	—	—	3,778
Restricted stock issuance	49	—	2	(71)	—	—	(69)
Class B converted to Common	1	(1)	—	—	—	—	—
Dividends paid to:
Common ($0.24 per share)	—	—	—	—	(2,877)	—	(2,877)
Class B ($0.22 per share)	—	—	—	—	(443)	—	(443)
Balance May 27, 2023	12,140	2,052	$710	$70,951	$87,044	$615	$159,320

Richardson Electronics, Ltd.

Notes to Consolidated Financial Statements

1.
DESCRIPTION OF THE COMPANY

Richardson Electronics, Ltd. (the "Company", "we", "our") is a leading global manufacturer of engineered solutions, power grid and microwave tubes and related consumables; power conversion and RF and microwave components; high-value replacement parts, tubes and service training for diagnostic imaging equipment; and customized display solutions. Nearly 60% of our products are manufactured in LaFox, Illinois, Marlborough, Massachusetts or Donaueschingen, Germany, or by one of our manufacturing partners throughout the world. All our partners manufacture to our strict specifications and per our supplier code of conduct. We serve customers in the alternative energy, healthcare, aviation, broadcast, communications, industrial, marine, medical, military, scientific and semiconductor markets. The Company’s strategy is to provide specialized technical expertise and “engineered solutions” based on our core engineering and manufacturing capabilities. The Company provides solutions and adds value through design-in support, systems integration, prototype design and manufacturing, testing, logistics and aftermarket technical service and repair through its global infrastructure.

Our products include electron tubes and related components, microwave generators, subsystems used in semiconductor manufacturing and visual technology solutions. These products are used to control, switch or amplify electrical power signals, or are used as display devices in a variety of industrial, commercial, medical and communication applications.

The Company began reporting the results for its new Green Energy Solutions ("GES") segment in the first quarter of fiscal 2023 due to its focus on power applications that support the green energy market. The GES segment has been carved out of our existing Power and Microwave Technologies (“PMT”) segment. Accordingly, the Company is reporting its financial performance based on four operating and reportable segments. The results for fiscal 2022 and fiscal 2021 presented herein were adjusted to reflect the presentation of the new GES segment separately from the PMT segment.

The Company's four operating and reportable segments for fiscal 2023, fiscal 2022 and fiscal 2021 are defined as follows:

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

Green Energy Solutions combines our key technology partners and engineered solutions capabilities to design and manufacture innovative products for the fast-growing energy storage market and power management applications. As a designer, manufacturer, technology partner and authorized distributor, GES’s strategy is to provide specialized technical expertise and engineered solutions using our core design engineering and manufacturing capabilities on a global basis. We provide solutions and add value through design-in support, systems integration, prototype design and manufacturing, testing, logistics and aftermarket technical service and repair—all through our existing global infrastructure. GES’s focus is on products for numerous green energy applications such as wind, solar, hydrogen and Electric Vehicles, and other power management applications that support green solutions such as synthetic diamond manufacturing.

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

Customer Concentration: One customer represented 20 percent of our total accounts receivable balance as of May 27, 2023. No one customer represented more than 10 percent of our total accounts receivable balance as of May 28, 2022. Sales to one customer in our PMT segment totaling $31.2 million accounted for 12 percent of the Company’s consolidated net sales in fiscal 2023. No one customer represented more than 10 percent the consolidated net sales in fiscal 2022 and fiscal 2021.

Supplier Concentration: One of our suppliers represented 11 percent of our total cost of sales in fiscal 2023, 11 percent in fiscal 2022 and 15 percent in fiscal 2021. The amount owed to this supplier was approximately $0.2 million as of May 27, 2023 and $1.4 million as of May 28, 2022.

2.
BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP for all fiscal years presented. The consolidated financial statements include our wholly owned subsidiaries. All intercompany transactions and account balances have been eliminated in consolidation.

The Company began reporting the results for its new Green Energy Solutions ("GES") segment in the first quarter of fiscal 2023 due to its focus on power applications that support the green energy market. The GES segment has been carved out of our existing Power and Microwave Technologies (“PMT”) segment. Accordingly, the Company is reporting its financial performance based on four operating and reportable segments. The results for fiscal 2022 and fiscal 2021 presented herein were adjusted to reflect the presentation of the new GES segment separately from the PMT segment.

Our fiscal year 2023 began on May 29, 2022 and ended on May 27, 2023, our fiscal year 2022 began on May 30, 2021 and ended on May 28, 2022 and our fiscal year 2021 began on May 31, 2020 and ended on May 29, 2021. Unless otherwise noted, all references to a particular year in this document shall mean the fiscal year for such period.

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

Reclassifications: Certain prior period amounts have been reclassified to conform to the current period reporting classifications. The reclassifications had no effect on previously reported net income or cash flows.

Fair Values of Financial Instruments: The fair values of financial instruments are determined based on quoted market prices and market interest rates as of the end of the reporting period. Our financial instruments include investments, accounts receivable, accounts payable and accrued liabilities. The fair values of these financial instruments approximate carrying values at May 27, 2023 and May 28, 2022.

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

Allowance for Doubtful Accounts: Our allowance for doubtful accounts includes estimated losses that result from uncollectible receivables. The estimates are influenced by the following: continuing credit evaluation of customers’ financial conditions; aging of receivables, individually and in the aggregate; a large number of customers which are widely dispersed across geographic areas; and collectability and delinquency history by geographic area. Significant changes in one or more of these considerations may require adjustments affecting net income and net carrying value of accounts receivable. The allowance for doubtful accounts was approximately $0.2 million as of May 27, 2023 and $0.2 million as of May 28, 2022.

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

The Company’s revenue includes the following streams:

•
Manufacturing /assembly
•
Distribution
•
Services revenue

Manufacturing/assembly typically includes the products that are manufactured or assembled in our manufacturing facility. These products can either be built to the customer’s prints/designs or are products that we stock in our warehouse to sell to any customer that places an order. The manufacturing business does not include a separate service bundled with the product sold or sold in addition to the product. Our contracts for customized products generally include termination provisions if a customer cancels its order. However, we recognize revenue at a point in time because the termination provisions normally do not require, upon cancellation, the customer to pay fees that are commensurate with the work performed. Each purchase order explicitly states the goods or service that we promise to transfer to the customer. The promises to the customer are limited only to those goods or service. The performance obligation is our promise to deliver both goods that were produced by the Company and resale of goods that we purchase from our suppliers. Our shipping and handling activities for destination shipments are performed prior to the customer obtaining control. As such, they are not a separate promised service. The Company elects to account for shipping and handling as activities to fulfill the promise to transfer the goods. The goods we provide to our customers are distinct in that our customers benefit from the goods we sell them through use in their own processes.

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

Contract Liabilities: Contract liabilities and revenue recognized were as follows (in thousands):

Balance May 29, 2021	$3,313
Additions	6,917
Revenue recognized	(5,264)
Balance May 28, 2022	$4,966
Additions	4,293
Revenue recognized	(5,976)
Balance May 27, 2023	$3,283

See Note 10, Segment and Geographic Information, for a disaggregation of revenue by reportable segment and geographic region, which represents how our chief operating decision maker reviews information internally to evaluate our financial performance and to make resource allocation and other decisions for the Company.

Foreign Currency Translation: The functional currency is the local currency at all foreign locations, with the exception of Hong Kong, where the functional currency is the U.S. dollar. Balance sheet items for our foreign entities, included in our consolidated balance sheets, are translated into U.S. dollars at end-of-period spot rates. Gains and losses resulting from translation of foreign subsidiary financial statements are credited or charged directly to accumulated other comprehensive income, a component of stockholders’ equity. Revenues and expenses are translated at the current rate on the date of the transaction. Gains and losses resulting from foreign currency transactions are included in income. Foreign exchange loss reflected in our Consolidated Statements of Comprehensive Income were $0.3 million, $0.3 million and $0.8 million during fiscal 2023, fiscal 2022 and fiscal 2021, respectively.

Shipping and Handling Fees and Costs: Shipping and handling costs billed to customers are reported as revenue and the related costs are reported as a component of cost of sales.

Inventories, net: Our consolidated inventories are stated at the lower of cost and net realizable value, generally using a weighted-average cost method. Our net inventories include approximately $93.4 million of finished goods, $11.8 million of raw materials and $5.2 million of work-in-progress as of May 27, 2023 as compared to approximately $66.6 million of finished goods, $8.0 million of raw materials and $5.8 million of work-in-progress as of May 28, 2022. The inventory reserve as of May 27, 2023 was $5.9 million compared to $6.1 million as of May 28, 2022.

Provisions for obsolete or slow-moving inventories are recorded based upon regular analysis of stock rotation privileges, obsolescence, the exiting of certain markets and assumptions about future demand and market conditions. If future demand changes in the industry or market conditions differ from management’s estimates, additional provisions may be necessary.

We recorded provisions to our inventory reserves of $0.5 million, $0.5 million and $1.0 million during fiscal 2023, fiscal 2022 and fiscal 2021, respectively, which were included in cost of sales. The provisions were primarily for obsolete and slow-moving parts. The parts were written down to estimated realizable value.

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

Investments: We liquidated our investments during the third quarter and accordingly had no investments at the end of fiscal 2023. As of May 28, 2022, we had $5.0 million invested in a Certificate of Deposit (level 1 classification), which matured in less than twelve months.

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

Property, Plant and Equipment: Property, plant and equipment are stated at cost, net of accumulated depreciation. Improvements and replacements are capitalized while expenditures for maintenance and repairs are charged to expense as incurred. Provisions for depreciation are computed using the straight-line method over the estimated useful life of the asset. Depreciation expense was approximately $3.4 million, $3.2 million and $3.2 million during fiscal 2023, fiscal 2022 and fiscal 2021, respectively.

Property, plant and equipment consist of the following (in thousands):

	May 27, 2023	May 28, 2022
Land and improvements	$1,532	$1,385
Buildings and improvements	24,206	23,002
Computer, communications equipment and software	11,692	11,186
Machinery and other equipment	18,350	16,215
Construction in progress	4,437	1,991
	$60,217	$53,779
Accumulated depreciation	(39,394)	(36,818)
Property, plant, and equipment, net	$20,823	$16,961

Construction in progress at May 27, 2023 includes $2.2 million for facilities, $1.6 million for manufacturing facilities and $0.6 million for IT systems. All projects are expected to be completed before the end of fiscal 2024.

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

Accrued Liabilities: Accrued liabilities consist of the following (in thousands):

	May 27, 2023	May 28, 2022
Compensation and payroll taxes	$4,422	$5,519
Accrued severance	486	678
Professional fees	661	470
Deferred revenue	3,283	4,966
Other accrued expenses	3,174	4,477
Accrued Liabilities	$12,026	$16,110

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

Changes in the warranty reserve during fiscal 2023 and fiscal 2022 were as follows (in thousands):

Warranty Reserve
Balance at May 29, 2021	$548
Accruals for products sold	160
Utilization	(32)
Balance at May 28, 2022	$676
Accruals for products sold	91
Utilization	(42)
Balance at May 27, 2023	$725

Other Non-Current Liabilities: Other non-current liabilities of $0.6 million at May 27, 2023 and $0.8 million at May 28, 2022, primarily represent employee-benefits obligations in various non-U.S. locations.

Share-Based Compensation: We measure and recognize share-based compensation cost at fair value for all share-based payments, including stock options and restricted stock awards. We estimate fair value using the Black-Scholes option-pricing model, which requires assumptions such as expected volatility, risk-free interest rate, expected life and dividends. We account for the forfeitures of stock-based compensation in the period in which they occur. Compensation cost is recognized using a graded vesting schedule over the applicable vesting period. Share-based compensation expense totaled approximately $0.9 million during fiscal 2023, $0.7 million during fiscal 2022 and $0.7 million during fiscal 2021.

Stock options granted generally vest over a period of five years and have contractual terms to exercise of 10 years. A summary of stock option activity is as follows (in thousands, except option prices and years):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (1)
Options Outstanding at May 30, 2020	1,427	$8.83
Granted	188	4.26
Exercised	(49)	5.93
Forfeited	(7)	5.96
Cancelled	(104)	12.53
Options Outstanding at May 29, 2021	1,455	$8.08
Granted	185	7.66
Exercised	(373)	8.01
Forfeited	(35)	6.51
Cancelled	(84)	11.65
Options Outstanding at May 28, 2022	1,148	$7.82
Granted	194	15.58
Exercised	(441)	8.58
Forfeited	(20)	8.15
Cancelled	(25)	11.67
Options Outstanding at May 27, 2023	856	$9.07	6.4	$7,122
Options Vested at May 27, 2023	387	$8.24	4.6	$3,537

(1)
Includes only those options that were in-the-money as of May 27, 2023. Stock options for which the exercise price exceeded the market price have been omitted. Fluctuations in the intrinsic value of both outstanding and exercisable options may result from changes in underlying stock price and timing and volume of option grants, exercises and forfeitures.

There were 440,480 stock options exercised during fiscal 2023, with cash received of $3.8 million. The total intrinsic value of options exercised was $4.7 million during fiscal 2023, $1.9 million for fiscal 2022 and $0.1 million for fiscal 2021. The weighted average fair value of stock option grants was $5.44 during fiscal 2023, $1.50 during fiscal 2022 and $0.49 during fiscal 2021. As of May 27, 2023, total unrecognized compensation costs related to unvested stock options and restricted stock awards was approximately $1.8 million, which is expected to be recognized over the remaining weighted average period of approximately two to four years. The total grant date fair value of stock options vested during fiscal 2023 was $0.3 million.

The fair value of stock options is estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Fiscal Year Ended
	May 27, 2023	May 28, 2022	May 29, 2021
Expected volatility	39.12%	29.00%	27.72%
Risk-free interest rate	3.09%	0.97%	0.45%
Expected lives (years)	5.47	6.50	6.50
Annual cash dividend	$0.24	$0.24	$0.24

The expected volatility assumptions are based on historical experience commensurate with the expected term. The risk-free interest rate is based on the yield of a treasury note with a remaining term equal to the expected life of the stock option. The expected stock option life assumption is based on the Securities and Exchange Commission’s (“SEC”) guidance in Staff Accounting Bulletin (“SAB”) No. 107 (“SAB No. 107”). For stock options granted during fiscal 2022 and fiscal 2021 the simplified method was used as we believed that our historical stock option experience did not provide a reasonable basis upon which to estimate expected term.

The following table summarizes information about stock options outstanding at May 27, 2023 (in thousands, except option prices and years):

	Outstanding				Vested
Exercise Price Range	Shares	Weighted Average Exercise Price	Weighted Average Life	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Weighted Average Life	Aggregate Intrinsic Value
$4.26 to $6.47	280	$5.09	6.2	$3,446	135	$5.41	5.6	$1,615
$6.90 to $10.35	347	8.34	5.7	3,138	194	8.65	4.2	1,694
$11.14 to $16.71	229	15.04	7.7	538	58	13.45	3.3	228
Total	856	$9.07	6.4	$7,122	387	$8.24	4.6	$3,537

As of May 27, 2023, a summary of restricted stock award transactions was as follows (in thousands):

Unvested Restricted Shares
Unvested at May 29, 2021	144
Granted	72
Vested	(71)
Unvested at May 28, 2022	145
Granted	53
Vested	(73)
Unvested at May 27, 2023	125

Compensation effects arising from issuing stock awards have been charged against income and recorded as additional paid-in-capital in the consolidated statements of stockholders’ equity during fiscal 2023, fiscal 2022 and fiscal 2021.

The Employees’ Amended and Restated 2011 Long-Term Incentive Compensation Plan (the “Plan”) authorizes the issuance of up to 3,500,000 shares as incentive stock options, non-qualified stock options or stock awards. Under this plan, 1,028,000 shares are reserved for future issuance. The Plan authorizes the granting of stock options at the fair market value at the date of grant. Generally, these options become exercisable over five years and expire up to 10 years from the date of grant. Restricted stock awards vest on the anniversary of the grant date in three equal installments.

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

The earnings per share (“EPS”) presented in our Consolidated Statements of Comprehensive Income are based on the following (in thousands, except per share amounts):

	For the Fiscal Year Ended
	May 27, 2023		May 28, 2022		May 29, 2021
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Numerator for Basic and Diluted EPS:
Net income	$22,333	$22,333	$17,927	$17,927	$1,655	$1,655
Less dividends:
Common stock	2,877	2,877	2,745	2,745	2,669	2,669
Class B common stock	443	443	448	448	453	453
Undistributed earnings (loss)	$19,013	$19,013	$14,734	$14,734	$(1,467)	$(1,467)
Common stock undistributed earnings (loss)	$16,467	$16,573	$12,655	$12,720	$(1,254)	$(1,255)
Class B common stock undistributed earnings (loss)	2,546	2,440	2,079	2,014	(213)	(212)
Total undistributed earnings (loss)	$19,013	$19,013	$14,734	$14,734	$(1,467)	$(1,467)

Denominator for Basic and Diluted EPS:
Common stock weighted average shares	11,943	11,943	11,395	11,395	11,105	11,105
Effect of dilutive securities
Dilutive stock options		599		430		59
Denominator for diluted EPS adjusted for weighted average shares and assumed conversions		12,542		11,825		11,164
Class B common stock weighted average shares, and shares under if-converted method for diluted EPS	2,052	2,052	2,080	2,080	2,097	2,097

Net income per share:
Common stock	$1.62	$1.55	$1.35	$1.31	$0.13	$0.13
Class B common stock	$1.46	$1.40	$1.21	$1.18	$0.11	$0.11

Note: There were no common stock options that were anti-dilutive for fiscal 2023, fiscal 2022 and fiscal 2021.

New Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 (as amended by ASU 2018-19, ASU 2019-04, ASU 2019-05, ASU 2019-10, ASU 2019-11 and 2020-02) introduces a new forward-looking approach, based on expected losses, to estimate credit losses on certain types of financial instruments, including trade receivables. The estimate of expected credit losses will require entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. This ASU also expands the disclosure requirements to enable users of financial statements to understand the entity’s assumptions, models and methods for estimating expected credit losses. The new standard is effective for smaller reporting companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Early adoption is permitted. The Company will adopt in the first quarter of fiscal 2024 and the expected impact on the consolidated financial statements is not material.

4.
REVOLVING CREDIT FACILITY

The Company entered into a Revolving Credit Facility with PNC Bank N.A. on March 20, 2023. Borrowings under the Company’s Revolving Credit Facility, including the Swingline Loan and Letter of Credit sub-facility extended to the Company thereunder, are secured by (i) a continuing first priority lien on and security interest in and to substantially all of the assets of the Company and its domestic subsidiaries and (ii) a continuing first priority pledge of the Pledged Collateral of the Company and the Guarantors identified in the Security Agreement and the Pledge Agreement executed in connection with the Credit Agreement. The combined maximum borrowings under the Revolving Credit Facility are $30,000,000. Proceeds of borrowings will be used for working capital and general corporate purposes.

The Credit Agreement provides that the Company must maintain compliance with a maximum consolidated leverage ratio covenant and a minimum consolidated fixed charge coverage ratio, each as determined in accordance with the Credit Agreement. The Credit Agreement also contains affirmative, negative and financial covenants customary for financings of this type, including, among other things, limitations on certain other indebtedness, loans and investments, liens, mergers, asset sales, and transactions with affiliates, as well as customary events of default for financings of this type. The Company was in full compliance with all covenants as May 27, 2023.

Borrowings under the Revolving Credit Facility will bear interest at a rate per annum selected by the Company from the following options: (a) Term SOFR Rate (for the applicable Interest Period) plus the SOFR Adjustment (for the applicable Interest Period) plus 1.25%; (b) Base Rate plus 0.25% or (c) Daily Simple RFR (for Euros) plus the RFR Adjustment plus 1.25%. Letters of Credit issued under the Letter of Credit sub-facility will have a letter of credit fee equal to 1.25% per annum. The fee for the unused portion of the credit line is 0.10%.

There was no amount outstanding under the Revolving Credit Facility as of May 27, 2023.

5. RELATED PARTY TRANSACTION

On June 15, 2015, the Company entered into a lease agreement for the IMES facility with LDL, LLC. That lease agreement was extended for five years in fiscal 2021. The Company shall be entitled to extend the term of the lease for a period of an additional five years by notifying the landlord in writing of its intention to do so within six months of the expiration of the term. The Executive Vice President of IMES, Lee A. McIntyre III (former owner of IMES), has an ownership interest in LDL, LLC. Mr. McIntyre departed from the Company in fiscal year 2023, effective as of September 24, 2022. The lease agreement provides for monthly payments over five years with total future minimum lease payments of $0.3 million. Rental expense related to this lease amounted to $0.2 million for the fiscal year ended May 27, 2023, $0.2 million for fiscal year ended May 28, 2022 and $0.1 million for fiscal year ended May 29, 2021.

6. INTANGIBLE ASSETS

Intangible assets are initially recorded at their fair market values determined by quoted market prices in active markets, if available, or recognized valuation models. Intangible assets that have finite useful lives are amortized over their useful lives and are tested for impairment when events or changes in circumstances occur that indicate possible impairment. No impairment was recognized in fiscal 2023, fiscal 2022 or fiscal 2021.

Our intangible assets represent the fair value for customer relationships and technology acquired in connection with our acquisitions. Intangible assets subject to amortization were as follows (in thousands):

	May 27, 2023	May 28, 2022
Gross Amounts:
Customer Relationships (1)	$3,388	$3,393
Technology	380	230
Total Gross Amounts	$3,768	$3,623

Accumulated Amortization:
Customer Relationships	$1,671	$1,453
Technology	205	160
Total Accumulated Amortization	$1,876	$1,613

Net Intangible Assets	$1,892	$2,010

(1)
Change from prior periods reflect impact of foreign currency translation.

Companies must perform the annual test for impairment for indefinite life intangible assets, for which the Company has none, as well as test definite life assets for impairment in the event of a “trigger event” such as adverse changes in the business climate or market which might negatively impact the value of a reporting unit. We determined that the intangible assets were not impaired as of May 27, 2023 on the basis that no adverse events or changes in circumstances were identified that could indicate that the carrying amounts of such assets may not be recoverable.

The amortization expense associated with the intangible assets subject to amortization for the next five years is presented in the following table (in thousands):

Fiscal Year	Amortization Expense
2024	$252
2025	239
2026	206
2027	194
2028	183
Thereafter	818
Total amortization expense	$1,892

The amortization expense associated with the intangible assets totaled approximately $0.3 million during fiscal 2023 and $0.2 million during fiscal 2022 and fiscal 2021. The weighted average number of years of amortization expense remaining is 10.6 years.

7.
LEASE OBLIGATIONS AND OTHER COMMITMENTS

The Company leases real and personal property in the normal course of business under various operating and financing leases. The Company uses operating leases for facility space and automobiles. Most of the leased facility space is for sales and general office use. Automobile leases are used throughout the Company. Financing leases were used for computer servers.

Several leases include renewal clauses which vary in length and may not include specific rent renewal amounts. The Company will revise the value of the right of use assets and associated lease liabilities when the Company determines it is reasonably certain of renewal.

The gross amounts of assets and liabilities related to both operating and financing leases at May 27, 2023 and May 28, 2022 were as follows (in thousands):

Lease Type	May 27, 2023	May 28, 2022
Operating lease ROU asset	$2,457	$3,024
Financing lease ROU asset	—	215
Total Lease ROU asset	$2,457	$3,239

Operating lease liability current	$1,028	$1,109
Financing lease liability current	—	—
Total lease liability current	$1,028	$1,109

Operating lease liability non-current	$1,429	$1,915
Financing lease liability non-current	—	—
Total lease liability non-current	$1,429	$1,915

The components of lease costs for fiscal 2023 and fiscal 2022 were as follows (in thousands):

Lease Type	Classification	Fiscal Year Ended May 27, 2023	Fiscal Year Ended May 28, 2022
Consolidated operating lease expense	Operating expenses	$1,721	$1,781

Consolidated financing lease amortization	Operating expenses	—	92
Consolidated financing lease interest	Interest expense	—	3
Consolidated financing lease expense		—	95

Net lease cost		$1,721	$1,876

Rent expense for fiscal 2023, fiscal 2022 and fiscal 2021 was $1.5 million, $1.6 million, and $1.7 million, respectively.

Our future lease commitments for minimum rentals, including common area maintenance charges and property taxes during the next five years are as follows (in thousands):

Fiscal Year	Operating Leases
2024	$1,147
2025	827
2026	453
2027	113
2028	23
Thereafter	12
Total lease payments	2,575
Lease inputted interest	118
Net minimum lease payments	$2,457

The weighted average remaining lease terms and interest rates of leases held by the Company as of May 27, 2023 were as follows:

Lease Type	Weighted Average Remaining Lease Term in Years	Weighted Average Interest Rate
Operating leases	2.6	4.0%

The cash outflows of the leasing activity of the Company as lessee for fiscal 2023 and fiscal 2022 were as follows (in thousands):

		Fiscal Year Ended
Cash Flow Source	Classification	May 27, 2023	May 28, 2022
Operating cash flows from operating leases	Operating activities	$566	$747
Operating cash flows from financing leases	Operating activities	—	148
Finance cash flows from financing leases	Financing activities	—	151

8.
INCOME TAXES

Income before income taxes included the following components (in thousands):

	Fiscal Year Ended
	May 27, 2023	May 28, 2022	May 29, 2021
United States	$22,258	$12,299	$1,077
Foreign	2,772	3,460	1,231
Income before income taxes	$25,030	$15,759	$2,308

The provision (benefit) for income taxes for fiscal 2023, fiscal 2022 and fiscal 2021 consisted of the following (in thousands):

	Fiscal Year Ended
	May 27, 2023	May 28, 2022	May 29, 2021
Current:
Federal	$954	$(4,213)	$108
State	1,212	950	—
Foreign	547	1,038	665
Total current	2,713	(2,225)	773
Deferred:
Federal	—	—	—
Foreign	(16)	57	(120)
Total deferred	(16)	57	(120)
Income tax provision (benefit)	$2,697	$(2,168)	$653

The differences between income taxes at the U.S. federal statutory income tax rate of 21.0% for fiscal 2023, fiscal 2022 and fiscal 2021 and the reported income tax provision for fiscal 2023, fiscal 2022 and fiscal 2021, are summarized as follows:

	Fiscal Year Ended
	May 27, 2023	May 28, 2022	May 29, 2021
Federal statutory rate	21.0%	21.0%	21.0%
Effect of:
State income taxes, net of federal tax benefit	3.6	5.5	21.6
Foreign taxes at other rates	0.9	4.5	10.5
Permanent tax differences	0.1	(2.0)	18.3
Change in valuation allowance for deferred tax assets	(7.0)	(43.1)	(49.7)
Return to provision adjustments	(0.7)	0.2	2.2
R&D credit	(3.7)	—	—
Other	(3.4)	0.2	4.4
Effective tax rate	10.8%	(13.7)%	28.3%

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Our deferred tax assets and liabilities reflect operations as of May 27, 2023 and May 28, 2022. Significant components were as follows (in thousands):

	Fiscal Year Ended
	May 27, 2023	May 28, 2022
Deferred tax assets:
NOL carryforwards - foreign and domestic	$2,324	$2,796
Inventory valuations	1,506	1,571
Goodwill	1,056	1,182
Foreign tax credits	26	1,782
Severance reserve	131	183
Foreign capital loss	944	1,224
Section 174 capitalization	1,215	—
Lease liability	381	520
Other	1,067	1,480
Subtotal	8,650	10,738
Valuation allowance - foreign and domestic	(1,375)	(3,474)
Net deferred tax assets after valuation allowance	7,275	7,264
Deferred tax liabilities:
Accelerated depreciation	(2,441)	(2,406)
Tax on undistributed earnings	(24)	(24)
ROU assets	(381)	(520)
Other	(1)	(1)
Subtotal	(2,847)	(2,951)
Net deferred tax assets	$4,428	$4,313
Supplemental disclosure of net deferred tax assets, excluding valuation allowance:
Domestic	$4,517	$6,017
Foreign	1,285	1,770
Total	$5,802	$7,787

The Inflation Reduction Act (the "IRA"), signed into law by President Biden on August 16, 2022, has several key corporate tax-related provisions, including a 15% creditable book minimum tax on adjusted financial statement income (“AFSI”) of applicable corporations, clean energy tax incentives and 1% excise tax on certain corporate stock buybacks. The Company did not rise to the level of AFSI to be subject to the 15% creditable book minimal tax. The Company did not have a material impact from the IRA. The Creating Helpful Incentives to Produce Semiconductors Act of 2022 (the "CHIPS Act") was signed into law by President Biden on August 9, 2022, which created a new 25% investment tax credit for qualified property placed in service for semiconductor manufacturing. This production credit was not applicable to the Company.

During the fourth quarter of fiscal 2023, the Company recorded research and development (“R&D”) tax credits of $0.9 million. These credits represent the expected U.S. federal and state credits to be claimed for fiscal 2020 through fiscal 2023. The Company has not previously recorded any benefit from an R&D tax credit due to the fact that the Company did not believe it was economically prudent to pursue these credits in prior years.

For taxable years beginning after December 31, 2021, taxpayers are required to capitalize certain R&D expenses and amortize them over five or fifteen years under IRC Section 174. This provision increased our taxable income for the year ended May 27, 2023, and resulted in additional cash tax payments for U.S. federal and state income taxes. This provision also generated a deferred tax asset for the year ended May 27, 2023.

As of May 27, 2023 and May 28, 2022 we have utilized all net deferred tax assets related to federal net operating loss (“NOL”) carryforwards. Net deferred tax assets related to domestic state NOL carryforwards at May 27, 2023 amounted to approximately $2.1 million, compared to $2.4 million at May 28, 2022. Net deferred tax assets related to foreign NOL carryforwards was $0.2 million as of May 27, 2023 compared to $0.4 million as of May 28, 2022, with various or indefinite expiration dates. We released the valuation allowance and have utilized $1.8 million of domestic net deferred tax asset related to foreign tax credit carryforwards as of May 27, 2023.

We have historically determined that undistributed earnings of our foreign subsidiaries, to the extent of cash available, will be repatriated to the U.S. The deferred tax liability on the outside basis difference is now primarily withholding tax on future dividend distributions. The deferred tax liability related to undistributed earnings of our foreign subsidiaries was less than $0.1 million in both fiscal 2023 and fiscal 2022.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to support a more likely than not assertion that its deferred tax assets will be realized. A significant component of objective evidence evaluated was the cumulative income or loss incurred in each jurisdiction over the three-year period ended May 27, 2023. We considered other positive evidence in determining the need for a valuation allowance in the U.S. including the subpart F and GILTI inclusions of our foreign earnings, the changes in our business performance in recent years and the utilization of federal NOLs. The weight of this positive evidence is sufficient to outweigh other negative evidence in evaluating our need for a valuation allowance in the U.S. federal jurisdiction. As a result of the positive evidence outweighing the negative evidence for the year ended May 28, 2022, we released the full valuation allowance on the U.S. federal and state deferred tax items. In addition, in the year ended May 28, 2022, we partially released the valuation allowance on the state NOL deferred tax item, based on the amount of the NOLs that management believed it is more likely than not to realize. As of May 27, 2023, we have released $1.8 million of the valuation allowance on the deferred tax asset related to foreign tax credits based on positive evidence that arose during the fourth quarter of fiscal 2023 related to the foreign tax credit limitation calculation.

As of May 27, 2023, a valuation allowance of $1.4 million was recorded, representing the portion of the deferred tax asset that management does not believe is more likely than not to be realized. The valuation allowance as of May 28, 2022 was $3.5 million. The remaining valuation allowance relates to state NOLs ($0.2 million) and deferred tax assets in foreign jurisdictions where historical taxable losses have been incurred ($1.3 million). The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth.

Income taxes paid, including foreign estimated tax payments, were $4.8 million, $1.5 million and $0.1 million, during fiscal 2023, fiscal 2022 and fiscal 2021, respectively.

In the normal course of business, we are subject to examination by taxing authorities throughout the world. Generally, years prior to fiscal 2017 are closed for examination under the statute of limitation for U.S. federal, U.S. state and local or non-U.S. tax jurisdictions. We were under examination for fiscal 2015 through fiscal 2018 in Germany. The audit was settled in the fourth quarter of fiscal 2022. In the second quarter of fiscal 2023, the Company paid the audit assessment for the fiscal 2015 through fiscal 2018 years. The Company recorded a tax expense of less than $0.1 million due to receiving the final assessment for the German audit. The $0.1 million of uncertain tax positions recorded in prior quarters has been fully utilized as of May 27, 2023. Our primary foreign tax jurisdictions are Germany and the Netherlands. We have tax years open in Germany beginning in fiscal 2019 and the Netherlands beginning in fiscal 2021.

The Company did not record any uncertain tax positions as of May 27, 2023, as compared to $0.1 million as of May 28, 2022. The reserve for the German audits was reversed in fiscal 2023. We record penalties and interest related to uncertain tax positions in the income tax expense line item within the Consolidated Statements of Comprehensive Income. Accrued interest and penalties were included within the related tax liability line in the Consolidated Balance Sheets. We have not recorded a liability for interest and penalties as of May 27, 2023 or May 28, 2022.

The following table summarizes the activity related to the unrecognized tax benefits (in thousands):

	Fiscal Year Ended
	May 27, 2023	May 28, 2022
Unrecognized tax benefits, beginning of period	$125	$142
Currency translation adjustment	(4)	(17)
Release German reserve	(121)	—
Unrecognized tax benefits, end of period	$—	$125

9.
EMPLOYEE BENEFIT PLANS

The employee profit sharing plan is a defined contribution profit sharing plan. The profit sharing plan has a 401(k) provision whereby we match 50% of employee contributions up to 6.0% of pay for fiscal 2023 and fiscal 2022. The Company matched contributions up to 4.0% of pay for fiscal 2021. Charges to expense for matching contributions to this plan were $1.0 million, $0.8 million and $0.6 million, during fiscal 2023, fiscal 2022 and fiscal 2021, respectively.

10.
SEGMENT AND GEOGRAPHIC INFORMATION

As described in Note 1, Description of the Company and Note 2, Basis of Presentation, the Company began reporting the results for its new Green Energy Solutions ("GES") segment in the first quarter of fiscal 2023 due to its focus on power applications that support the green energy market. The GES segment has been carved out of our existing Power and Microwave Technologies (“PMT”) segment. Accordingly, the Company is reporting its financial performance based on four operating and reportable segments. The results for fiscal 2022 and fiscal 2021 presented herein were adjusted to reflect the presentation of the new GES segment separately from the PMT segment.

The Company's four operating and reportable segments for fiscal 2023, fiscal 2022 and fiscal 2021 were defined as follows:

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

Green Energy Solutions combines our key technology partners and engineered solutions capabilities to design and manufacture innovative products for the fast-growing energy storage market and power management applications. As a designer, manufacturer, technology partner and authorized distributor, GES’s strategy is to provide specialized technical expertise and engineered solutions using our core design engineering and manufacturing capabilities on a global basis. We provide solutions and add value through design-in support, systems integration, prototype design and manufacturing, testing, logistics and aftermarket technical service and repair—all through our existing global infrastructure. GES’s focus is on products for numerous green energy applications such as wind, solar, hydrogen and Electric Vehicles, and other power management applications that support green solutions such as synthetic diamond manufacturing.

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

The CEO, who is the chief operating decision maker, evaluates performance and allocates resources primarily based on the gross profit of each segment.

Operating results by segment are summarized in the following table (in thousands):

	Fiscal Year Ended
	May 27, 2023	May 28, 2022	May 29, 2021
PMT
Net Sales	$164,299	$155,445	$128,980
Gross Profit	54,089	50,810	43,546

GES
Net Sales	$47,596	$22,611	$8,300
Gross Profit	13,719	7,231	2,405

Canvys
Net Sales	$39,331	$35,187	$29,319
Gross Profit	12,375	11,252	10,274

Healthcare
Net Sales	$11,432	$11,377	$10,338
Gross Profit	3,506	2,407	2,600

A reconciliation of assets to the relevant consolidated amount is as follows (in thousands):

	May 27, 2023	May 28, 2022
Segment assets	$149,976	$120,696
Cash and cash equivalents	24,981	35,495
Investments - current	—	5,000
Other current assets (1)	2,771	2,686
Net property, plant and equipment	14,124	9,435
Operating lease ROU asset	1,403	1,894
Financing lease ROU asset	—	215
Other non-current assets	267	—
Other assets - non-current deferred income taxes	4,526	4,398
Total assets	$198,048	$179,819
(1)
Other current assets include miscellaneous receivables and prepaid expenses.

Assets are not disclosed by reportable segment as the Company does not track assets by reportable segment and certain assets are not specific to any reportable segment.

Capital expenditures for our Healthcare segment during fiscal 2023 and fiscal 2022 were approximately $0.6 million and $1.0 million, respectively. In addition, we also had capital expenditures during fiscal 2023 and fiscal 2022 related to the Company’s ERP system as well as facilities that were not specific to any particular reportable segment.

Geographic net sales information is primarily grouped by customer destination into five areas: North America; Asia/Pacific; Europe; Latin America; and Other.

Net sales and gross profit by geographic region are summarized in the following table (in thousands):

	Fiscal Year Ended
	May 27, 2023	May 28, 2022	May 29, 2021
Net Sales
North America	$112,214	$98,527	$73,625
Asia/Pacific	59,557	49,235	40,839
Europe	62,017	64,435	52,549
Latin America	28,924	12,439	9,651
Other (1)	(54)	(16)	273
Total	$262,658	$224,620	$176,937

Gross Profit
North America	$43,580	$36,548	$28,639
Asia/Pacific	18,775	15,728	13,520
Europe	18,760	19,215	16,958
Latin America	7,735	4,340	3,405
Other (1)	(5,161)	(4,131)	(3,697)
Total	$83,689	$71,700	$58,825
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

Net assets by geographic region are summarized in the following table (in thousands):

	Fiscal Year Ended
	May 27, 2023	May 28, 2022
Net Assets
North America	$106,528	$90,979
Asia/Pacific	12,347	11,514
Europe	37,843	30,873
Latin America	2,602	2,481
Total	$159,320	$135,847

The Company had long-lived assets of $22.7 million as of May 27, 2023 and $19.0 million as of May 28, 2022. The long-lived assets, which include our fixed assets and intangibles, were primarily in the U.S. There were approximately $0.3 million of long-lived assets that belong to our foreign affiliates as of May 27, 2023 and $0.4 million as of May 28, 2022.

The Company had depreciation and amortization expense of $3.7 million, $3.4 million and $3.4 million for fiscal 2023, fiscal 2022 and fiscal 2021, respectively. The depreciation and amortization, which includes our fixed assets and intangibles, were primarily in the U.S. Depreciation and amortization expense that belongs to our foreign affiliates was approximately $0.1 million for fiscal 2023, $0.1 million for fiscal 2022 and $0.3 million for fiscal 2021, respectively.

11.
RISKS AND UNCERTAINTIES

While the immediate impacts of the COVID-19 pandemic have been assessed, the long-term effects of the disruption, including supply chain disruption, and resulting impact on the global economy and capital markets remain unpredictable, and depend on future developments, such as the possible resurgence of the virus, variant strains of the virus, vaccine availability and effectiveness, and future government actions in response to the crisis. The residual impact of the COVID-19 pandemic and its effects on supply chains and general economic conditions continues to evolve. The COVID-19 pandemic and its residual negative impact on general economic conditions has had and continues to have a negative effect on our business, results of operations, cash flows, gross margins as a percentage of net sales (particularly within our Canvys segment). While the Company did not experience sales declines during fiscal year 2023 as a direct result of the pandemic, the residual economic impact from the pandemic continued to negatively impacted our gross margins as a percentage of net sales in our Canvys segment.

It is likely that the pandemic will continue to affect our business for an indeterminable period of time due to the impact on the global economy, including with respect to transportation networks and supply chains, the availability of raw materials, production efforts and customer demand for our products. We have experienced and continue to experience component delays which negatively impact our product development schedule.

Management continues to monitor the impact of global economic factors on its financial condition, liquidity, operations, suppliers, industry and workforce. Our ability to predict and respond to future changes resulting from the Covid pandemic is uncertain. Even after the Covid pandemic fully subsides, there may be continued long-term effects on our business practices and customers in economies in which we operate that could severely disrupt our operations and could have a material adverse effect on our business, results of operations, cash flows and financial condition. As we cannot predict the duration, scope or severity of the Covid pandemic, the negative financial impact to our results cannot be reasonably estimated and could be material.

12.
VALUATION AND QUALIFYING ACCOUNTS

The following table presents the valuation and qualifying account activity for fiscal years ended May 27, 2023, May 28, 2022 and May 29, 2021, (in thousands):

Description	Balance at beginning of period	Charged to expense		Deductions		Balance at end of period

Year ended May 27, 2023
Allowance for doubtful accounts	$186	$50	(1)	$(45)	(2)	$191
Inventory provisions	6,060	466	(3)	(658)	(4)	5,868

Year ended May 28, 2022
Allowance for doubtful accounts	$202	$103	(1)	$(119)	(2)	$186
Inventory provisions	5,866	462	(3)	(268)	(4)	6,060

Year ended May 29, 2021
Allowance for doubtful accounts	$334	$149	(1)	$(281)	(2)	$202
Inventory provisions	5,393	1,041	(3)	(568)	(4)	5,866

Notes:

(1)
Charges to bad debt expense.
(2)
Uncollectible amounts written off, net of recoveries and foreign currency translation.
(3)
Charges to cost of sales. Included in fiscal 2023 were inventory write-downs of $0.3 million for PMT, $0.1 million for Canvys and $0.1 million for Healthcare.
(4)
Inventory disposed or sold, net of foreign currency translation.

13.
SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (in thousands, except per share amounts):

Description	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Fiscal 2023
Net sales	$67,557	$65,905	$70,364	$58,832
Gross profit	23,027	21,851	22,405	16,406
Net income	6,324	5,549	6,340	4,120
Net income per share:
Common stock - basic	$0.47	$0.40	$0.46	$0.29
Class B common stock - basic	0.42	0.36	0.41	0.27
Common stock - diluted	0.45	0.39	0.44	0.27
Class B common stock - diluted	0.40	0.35	0.40	0.25

Fiscal 2022
Net sales	$53,704	$53,979	$55,308	$61,629
Gross profit	16,297	17,657	17,569	20,177
Net income	2,635	4,122	2,887	8,283
Net income per share:
Common stock - basic	$0.20	$0.31	$0.22	$0.62
Class B common stock - basic	0.18	0.28	0.19	0.55
Common stock - diluted	0.20	0.30	0.21	0.59
Class B common stock - diluted	0.18	0.27	0.19	0.54

ITEM 9A. Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of May 27, 2023.

Disclosure controls and procedures are intended to provide reasonable assurance that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of May 27, 2023 at a reasonable assurance level.

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

Under the supervision of the Chief Executive Officer and Chief Financial Officer, management conducted an assessment of the effectiveness of our internal control over financial reporting as of May 27, 2023 based on the framework in the Internal Control-Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that assessment, management has concluded that the Company’s internal control over financial reporting was effective as of May 27, 2023.

Management’s assessment of the effectiveness of our internal control over financial reporting as of May 27, 2023 has been audited by BDO USA, P.A., an independent registered public accounting firm, as stated in their report, which is included herein.

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

Board of Directors and Stockholders

Richardson Electronics, Ltd.

LaFox, Illinois

Opinion on Internal Control over Financial Reporting

We have audited Richardson Electronics Ltd.’s (the “Company’s”) internal control over financial reporting as of May 27, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 27, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of May 27, 2023 and May 28, 2022, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended May 27, 2023, and the related notes and our report dated July 31, 2023 expressed an unqualified opinion thereon.

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

/s/BDO USA, P.A.

Chicago, Illinois

July 31, 2023

ITEM 9B. Other Information

None

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Information concerning directors and executive officers of the registrant will be contained in our Proxy Statement to be issued in connection with our Annual Meeting of Stockholders scheduled to be held on October 10, 2023 and is incorporated herein by reference.

ITEM 11. Executive Compensation

Information concerning executive compensation will be contained in our Proxy Statement to be issued in connection with our Annual Meeting of Stockholders scheduled to be held on October 10, 2023 and is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management will be contained in our Proxy Statement to be issued in connection with our Annual Meeting of Stockholders scheduled to be held on October 10, 2023 and is incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth information as of May 27, 2023, with respect to compensation plans under which equity securities were authorized for issuance:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Per Share Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity Compensation Plans Approved by Security Holders	832,536		$8.96		1,027,864
Equity Compensation Plans Not Approved by Security Holders	23,564	(1)	12.95	(1)	—
Total	856,100		$9.07		1,027,864

(1)
Options issued in 1987 pursuant to an employment contract with a former officer and director of Richardson Electronics, Ltd.

ITEM 13. Certain Relationships and Related Transactions and Director Independence

Information concerning certain relationships and related transactions will be contained in our Proxy Statement to be issued in connection with our Annual Meeting of Stockholders scheduled to be held on October 10, 2023 and is incorporated herein by reference.

ITEM 14. Principal Accountant Fees and Services

Information concerning accountant fees and services will be contained in our Proxy Statement to be issued in connection with our Annual Meeting of Stockholders scheduled to be held on October 10, 2023 and is incorporated herein by reference.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(a)
List of Documents Filed as a Part of This Report:
(1)
Index to Consolidated Financial Statements:

Report of BDO USA, P.A., Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of May 27, 2023 and May 28, 2022.

Consolidated Statements of Comprehensive Income for each of the three years ended May 27, 2023, May 28, 2022 and May 29, 2021.

Consolidated Statements of Cash Flows for each of the three years ended May 27, 2023, May 28, 2022 and May 29, 2021.
Consolidated Statements of Stockholders’ Equity for each of the three years ended May 27, 2023, May 28, 2022 and May 29, 2021.

Notes to Consolidated Financial Statements.

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

10(f)

Credit Agreement among the Company, the Guarantors party thereto, the Lenders party thereto and PNC Bank NA, as Administrative Agent, Swingline Lender and Issuing Lender thereunder (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 23, 2023).

10(g)

Security Agreement among the Company, the Guarantors party thereto, and PNC Bank N.A., as Administrative Agent (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 23, 2023).

10(h)

Pledge Agreement among the Company, the Guarantors party thereto, and PNC Bank N.A, as administrative Agent (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 23, 2023).

10(i) †

Employment, Nondisclosure and Non-Compete Agreement between the Company and Lee A. McIntyre III dated June 15, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 17, 2015).

10(i)(i) †

Amendment to the Employment, Nondisclosure and Non-Compete Agreement between the Company and Lee A. McIntyre III dated June 15, 2015 (incorporated by reference to Exhibit 10(u) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 2, 2018).

10(i)(ii) †

Amendment, dated December 14, 2018, to the Employment, Nondisclosure and Non-Compete Agreement between the Company and Lee A. McIntyre III dated June 15, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the second quarter of fiscal year ended June 1, 2019).

10(j) †

Employment, Nondisclosure and Non-Compete Agreement between the Company and Robert J. Ben dated as of August 4, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K with the SEC on August 7, 2015).

10(k) †

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

10(m) †

Form of Nonqualified Stock Option Award for Consultants Pursuant to the Richardson Electronics, Ltd. 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10(t) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 2, 2018).

10(n) †

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

10.2 †

Amendment, dated May 11, 2021, to the Employment, Nondisclosure and Non-Compete Agreement between the Company and Lee A. McIntyre III dated June 15, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 29, 2021).

10.3 †

Richardson Electronics, Ltd. Amended and Restated 2011 Long-Term Incentive Plan (incorporated by reference to Annex A of the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on August 24, 2020).

10.4 †

Form of Restrictive Stock Award Agreement Pursuant to the Richardson Electronics, Ltd. Amended and Restated 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 29, 2021).

10.5 †

Form of Nonqualified Stock Option Award for Employees Pursuant to the Richardson Electronics, Ltd. Amended and Restated 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 29, 2021).

14*	Richardson Electronics, LTD. Code of Conduct.

21*	Subsidiaries of the Company.

23.1*	Consent of Independent Registered Public Accounting Firm - BDO USA, P.A.

31.1*	Certification of Edward J. Richardson pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (filed pursuant to Part I).

31.2*	Certification of Robert J. Ben pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (filed pursuant to Part I).

32*	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed pursuant to Part I).

101*

The following financial information from our Annual Report on Form 10-K for the fourth quarter and fiscal year ended May 27, 2023, filed with the SEC on July 31, 2023, formatted in Inline Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statement of Stockholder’s Equity and (v) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

† Executive Compensation Plan or Agreement

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

	Signature	Title	Date

By	/s/ Edward J. Richardson	Chairman of the Board, Chief Executive Officer	July 31, 2023
	Edward J. Richardson	(Principal Executive Officer), President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Edward J. Richardson	Chairman of the Board, Chief Executive Officer	July 31, 2023
Edward J. Richardson	(Principal Executive Officer), President and Director

/s/ Robert J. Ben	Chief Financial Officer and Chief Accounting Officer	July 31, 2023
Robert J. Ben	(Principal Financial and Accounting Officer)
/s/ Jacques Belin	Director	July 31, 2023
Jacques Belin

/s/ James Benham	Director	July 31, 2023
James Benham

/s/ Wendy S. Diddell	Director	July 31, 2023
Wendy S. Diddell

/s/ Kenneth Halverson	Director	July 31, 2023
Kenneth Halverson

/s/ Robert Kluge	Director	July 31, 2023
Robert Kluge

/s/ Paul J. Plante	Director	July 31, 2023
Paul J. Plante