Form 10-Q
period 2023-09-02
RICHARDSON ELECTRONICS, LTD.
filed 2023-10-12
CIK 355948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 2, 2023

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

As of October 10, 2023, there were outstanding 12,224,953 shares of Common Stock, $0.05 par value and 2,051,488 shares of Class B Common Stock, $0.05 par value, which are convertible into Common Stock of the registrant on a share for share basis.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Richardson Electronics, Ltd.

Consolidated Balance Sheets

(in thousands, except per share amounts)

	Unaudited	Audited
	September 2, 2023	May 27, 2023
Assets
Current assets:
Cash and cash equivalents	$24,124	$24,981
Accounts receivable, less allowance of $197 and $191, respectively	25,578	30,067
Inventories, net	113,597	110,402
Prepaid expenses and other assets	2,270	2,633
Total current assets	165,569	168,083
Non-current assets:
Property, plant and equipment, net	21,030	20,823
Intangible assets, net	1,830	1,892
Right of Use lease asset	2,346	2,457
Deferred income taxes	4,525	4,526
Other non-current assets	216	267
Total non-current assets	29,947	29,965
Total assets	$195,516	$198,048
Liabilities
Current liabilities:
Accounts payable	$21,188	$23,535
Accrued liabilities	10,900	12,026
Lease liability current	1,076	1,028
Total current liabilities	33,164	36,589
Non-current liabilities:
Non-current deferred income tax liabilities	98	98
Lease liability non-current	1,270	1,429
Other non-current liabilities	630	612
Total non-current liabilities	1,998	2,139
Total liabilities	35,162	38,728
Stockholders’ Equity
Common stock, $0.05 par value; issued and outstanding 12,225 shares on September 2, 2023 and 12,140 shares on May 27, 2023	611	607
Class B common stock, convertible, $0.05 par value; issued and outstanding 2,052 shares on September 2, 2023 and 2,052 shares on May 27, 2023	103	103
Preferred stock, $1.00 par value, no shares issued	—	—
Additional paid-in-capital	71,638	70,951
Retained earnings	87,428	87,044
Accumulated other comprehensive income	574	615
Total stockholders' equity	160,354	159,320
Total liabilities and stockholders’ equity	$195,516	$198,048

Richardson Electronics, Ltd.

Unaudited Consolidated Statements of Comprehensive Income

(in thousands, except per share amounts)

	Three Months Ended
	September 2, 2023	August 27, 2022
Net sales	$52,581	$67,557
Cost of sales	35,317	44,530
Gross profit	17,264	23,027
Selling, general and administrative expenses	15,792	14,248
Operating income	1,472	8,779
Other (income) expense:
Investment/interest income	(71)	(25)
Foreign exchange (gain) loss	(97)	374
Other, net	32	(2)
Total other (income) expense	(136)	347
Income before income taxes	1,608	8,432
Income tax provision	381	2,108
Net income	1,227	6,324
Foreign currency translation loss, net of tax	(41)	(2,315)
Comprehensive income	$1,186	$4,009

Net income per share:
Common shares - Basic	$0.09	$0.47
Class B common shares - Basic	0.08	0.42
Common shares - Diluted	0.09	0.45
Class B common shares - Diluted	0.08	0.40

Weighted average number of shares:
Common shares – Basic	12,171	11,715
Class B common shares – Basic	2,052	2,053
Common shares – Diluted	12,539	12,331
Class B common shares – Diluted	2,052	2,053

Dividends per share:
Common share	$0.060	$0.060
Class B common share	0.054	0.054

Richardson Electronics, Ltd.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended
	September 2, 2023	August 27, 2022
Operating activities:
Net income	$1,227	$6,324
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	998	883
Inventory provisions	85	71
Share-based compensation expense	483	311
Deferred income taxes	(5)	1
Change in assets and liabilities:
Accounts receivable	4,462	(3,496)
Inventories	(3,151)	(10,468)
Prepaid expenses and other assets	409	(1,199)
Accounts payable	(2,365)	1,495
Accrued liabilities	(1,124)	2,209
Other	(4)	638
Net cash provided by (used in) operating activities	1,015	(3,231)
Investing activities:
Capital expenditures	(1,141)	(1,442)
Net cash used in investing activities	(1,141)	(1,442)
Financing activities:
Proceeds from issuance of common stock	327	1,385
Cash dividends paid on Common and Class B Common shares	(843)	(819)
Other	(119)	(69)
Net cash (used in) provided by financing activities	(635)	497
Effect of exchange rate changes on cash and cash equivalents	(96)	(686)
Decrease in cash and cash equivalents	(857)	(4,862)
Cash and cash equivalents at beginning of period	24,981	35,495
Cash and cash equivalents at end of period	$24,124	$30,633

Richardson Electronics, Ltd.

Unaudited Consolidated Statement of Stockholders’ Equity

(in thousands, except per share amounts)

	Common	Class B Common	Par Value	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance May 27, 2023	12,140	2,052	$710	$70,951	$87,044	$615	$159,320
Comprehensive income:
Net income	—	—	—	—	1,227	—	1,227
Foreign currency translation, net of tax	—	—	—	—	—	(41)	(41)
Share-based compensation:
Restricted stock	—	—	—	169	—	—	169
Stock options	—	—	—	314	—	—	314
Common stock:
Options exercised	48	—	2	325	—	—	327
Restricted stock issuance	37	—	2	(121)	—	—	(119)
Dividends paid to:
Common ($0.060 per share)	—	—	—	—	(732)	—	(732)
Class B Common ($0.054 per share)	—	—	—	—	(111)	—	(111)
Balance September 2, 2023	12,225	2,052	$714	$71,638	$87,428	$574	$160,354

Balance May 28, 2022	11,649	2,053	$685	$66,331	$68,031	$800	$135,847
Comprehensive income:
Net income	—	—	—	—	6,324	—	6,324
Foreign currency translation, net of tax	—	—	—	—	—	(2,315)	(2,315)
Share-based compensation:
Restricted stock	—	—	—	123	—	—	123
Stock options	—	—	—	188	—	—	188
Common stock:
Options exercised	150	—	8	1,377	—	—	1,385
Restricted stock issuance	49	—	2	(71)	—	—	(69)
Dividends paid to:
Common ($0.060 per share)	—	—	—	—	(709)	—	(709)
Class B Common ($0.054 per share)	—	—	—	—	(110)	—	(110)
Balance August 27, 2022	11,848	2,053	$695	$67,948	$73,536	$(1,515)	$140,664

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

The Company reports its financial performance for the following operating and reportable segments:

Power and Microwave Technologies ("PMT") combines our core engineered solutions capabilities, power grid and microwave tube business with new disruptive RF, Wireless and Power technologies. As a designer, manufacturer, technology partner and authorized distributor, PMT’s strategy is to provide specialized technical expertise and engineered solutions based on our core engineering and manufacturing capabilities on a global basis. We provide solutions and add value through design-in support, systems integration, prototype design and manufacturing, testing, logistics and aftermarket technical service and repair - all through our existing global infrastructure. PMT’s focus is on products for power, RF and microwave applications for customers in 5G, aviation, broadcast, communications, industrial, marine, medical, military, scientific and semiconductor markets. PMT focuses on various applications including broadcast transmission, CO2 laser cutting, diagnostic imaging, dielectric and induction heating, high energy transfer, high voltage switching, plasma, power conversion, radar and radiation oncology. PMT also offers its customers technical services for both microwave and industrial equipment.

Green Energy Solutions ("GES") combines our key technology partners and engineered solutions capabilities to design and manufacture innovative products for the fast-growing energy storage market and power management applications. As a designer, manufacturer, technology partner and authorized distributor, GES’s strategy is to provide specialized technical expertise and engineered solutions using our core design engineering and manufacturing capabilities on a global basis. We provide solutions and add value through design-in support, systems integration, prototype design and manufacturing, testing, logistics and aftermarket technical service and repair - all through our existing global infrastructure. GES’s focus is on products for numerous green energy applications such as wind, solar, hydrogen and Electric Vehicles, and other power management applications that support green solutions such as synthetic diamond manufacturing.

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

Our fiscal quarter ends on the Saturday nearest the end of the quarter-ending month. The first quarter of fiscal 2024 contained 14 weeks and the first quarter of fiscal 2023 contained 13 weeks.

In the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results of interim periods have been made. All inter-company transactions and balances have been eliminated. The unaudited consolidated financial statements presented herein include the accounts of our wholly owned subsidiaries. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The results of our operations for three months ended September 2, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending June 1, 2024.

As described in Note 1, Description of the Company and Note 9, Segment Reporting, the Company reports its financial performance based on four operating and reportable segments. The financial information contained in this report should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended May 27, 2023, which was filed with the SEC on July 31, 2023.

3. NEW ACCOUNTING STANDARDS

ASU 2016-13 (as amended by ASU 2018-19, ASU 2019-04, ASU 2019-05, ASU 2019-10, ASU 2019-11 and 2020-02) introduced a new forward-looking approach, based on expected losses, to estimate credit losses on certain types of financial instruments, including trade receivables. The estimate of expected credit losses requires entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. This ASU also expanded the disclosure requirements to enable users of financial statements to understand the entity’s assumptions, models and methods for estimating expected credit losses. The Company adopted the new standard in the first quarter of fiscal 2024 and the adoption had no impact on the Company's financial condition, results of operations or cash flows.

4. CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Inventories, net: Our consolidated inventories were stated at the lower of cost and net realizable value, generally using a weighted-average cost method. Our net inventories include approximately $95.9 million of finished goods, $12.7 million of raw materials and $5.0 million of work-in-progress as of September 2, 2023, as compared to approximately $93.4 million of finished goods, $11.8 million of raw materials and $5.2 million of work-in-progress as of May 27, 2023.

At this time, we do not anticipate any material risks or uncertainties related to possible future inventory write-downs. Provisions for obsolete or slow-moving inventories are recorded based upon regular analysis of stock rotation privileges, obsolescence, the exiting of certain markets and assumptions about future demand and market conditions. If future demand changes in the industry, or market conditions differ from management’s estimates, additional provisions may be necessary. Inventory reserves were approximately $5.9 million as of September 2, 2023 and May 27, 2023.

Revenue Recognition: Our customers are generally not resellers, but rather businesses that incorporate our products into their processes from which they generate an economic benefit. The goods are also distinct in that each item sold to the customer is clearly identified on both the purchase order and resulting invoice. Each product we sell benefits the customer independently of the other products. Each item on each purchase order from the customer can be used by the customer unrelated to any other products we provide to the customer. The Company’s revenue includes the following streams:

•
Manufacturing/assembly
•
Distribution
•
Services revenue

Manufacturing/assembly typically includes the products that are manufactured or assembled in our manufacturing facility. These products can either be built to the customer’s prints/designs or are products that we stock in our warehouse to sell to any customer that places an order. The manufacturing business does not include a separate service bundled with the product sold or sold in addition to the product. Our contracts for customized products generally include termination provisions if a customer cancels its order. However, we recognize revenue at a point in time because the termination provisions normally do not require, upon cancellation, the customer to pay fees that are commensurate with the work performed. Each purchase order explicitly states the goods or services that we promise to transfer to the customer. The promises to the customer are limited only to those goods or services. The performance obligation is our promise to deliver both goods that were produced by the Company and resale of goods that we purchase from our suppliers. Our shipping and handling activities for destination shipments are performed prior to the customer obtaining control. As such, they are not a separate promised service. The Company elects to account for shipping and handling as activities to fulfill the promise to transfer the goods. The goods we provide to our customers are distinct in that our customers benefit from the goods we sell them through use in their own processes.

Distribution typically includes products purchased from our suppliers, stocked in our warehouses and then sold to our customers. The distribution business does not include a separate service bundled with the product sold or sold on top of the product. Revenue is recognized when control of the promised goods is transferred to our customers, which is simultaneous with the title transferring to the customer, in an amount that reflects the transaction price consideration that we expect to receive in exchange for those goods. Control refers to the ability of the customer to direct the use of and obtain substantially all the remaining benefits from the goods. Our transaction price consideration is fixed, unless otherwise disclosed below as variable consideration. Generally, our contracts require our customers to pay for goods after we deliver products to them. Terms are generally on open account, payable net 30 days in North America, and vary throughout Asia/Pacific, Europe and Latin America subject to customary credit checks.

Repair, installation or training activities generate services revenue. The services we provide are relatively short in duration and are typically completed in one or two weeks. Therefore, at each reporting date, the amount of unbilled work is insignificant. The services revenue has consistently accounted for less than 5% of the Company’s total revenues and is expected to continue at that level.

Contracts with customers: A revenue contract exists once a customer purchase order is received, reviewed and accepted. Each accepted purchase order identifies a distinct good or service as the performance obligation. The goods include standard products purchased from a supplier and stocked on our shelves, customized products purchased from a supplier, products that are customized or have value added to them in house prior to shipping to the customer and manufactured products. Prior to accepting a customer purchase order, we review the credit worthiness of the customer. Purchase orders are deemed to meet the collectability criterion once the customer’s credit is approved. The Company receives advance payments or deposits from our customers before revenue is recognized resulting in contract liabilities. Contract liabilities are included in accrued liabilities in the unaudited consolidated balance sheets.

Contract Liabilities: Contract liabilities and revenue recognized were as follows (in thousands):

	May 27, 2023	Additions	Revenue Recognized	September 2, 2023
Contract liabilities	$3,283	$2,288	$(1,514)	$4,057

See Note 9, Segment Reporting, for a disaggregation of revenue by reportable segment and geographic region, which represents how our chief operating decision maker reviews information internally to evaluate our financial performance and to make resource allocation and other decisions for the Company.

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

	September 2, 2023	May 27, 2023
Gross Amounts:
Customer Relationships(1)	$3,393	$3,388
Technology	380	380
Total Gross Amounts	$3,773	$3,768

Accumulated Amortization:
Customer Relationships	$1,727	$1,671
Technology	216	205
Total Accumulated Amortization	$1,943	$1,876

Net Intangible Assets	$1,830	$1,892

(1)
Change from prior periods reflect impact of foreign currency translation.

The amortization expense associated with the intangible assets subject to amortization for the next five years is presented in the following table (in thousands):

Fiscal Year	Amortization Expense
Remaining 2024	$190
2025	239
2026	207
2027	194
2028	185
Thereafter	815
Total amortization	$1,830

The weighted average number of years of amortization expense remaining is 10.8 years.

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

Accrued Liabilities: Accrued liabilities consisted of the following (in thousands):

	September 2, 2023	May 27, 2023
Compensation and payroll taxes	$3,684	$4,422
Accrued severance	574	486
Professional fees	744	661
Deferred revenue	2,410	3,283
Other accrued expenses	3,488	3,174
Accrued Liabilities	$10,900	$12,026

Warranties: We offer assurance type warranties for the limited number of specific products we manufacture. We estimate the cost to perform under the warranty obligation and recognize this estimated cost at the time of the related product sale. We record expense related to our warranty obligations as cost of sales in our consolidated statements of comprehensive income. Each quarter, we assess actual warranty costs incurred on a product-by-product basis and compare the warranty costs to our estimated warranty obligation. With respect to new products, estimates are based generally on knowledge of the products and warranty experience.

Warranty reserves are established for costs that are expected to be incurred after the sale and delivery of products under warranty. Warranty reserves are included in accrued liabilities on our unaudited consolidated balance sheets. The warranty reserves are determined based on known product failures, historical experience and other available evidence. Warranty reserves were approximately $0.7 million as of September 2, 2023 and May 27, 2023.

5. REVOLVING CREDIT FACILITY

The Company entered into a three-year Revolving Credit Facility with PNC Bank N.A. on March 20, 2023. This Revolving Credit Facility will mature on March 20, 2026. Borrowings under the Company’s Revolving Credit Facility, including the Swingline Loan and Letter of Credit sub-facility extended to the Company thereunder, are secured by (i) a continuing first priority lien on and security interest in and to substantially all of the assets of the Company and its domestic subsidiaries and (ii) a continuing first priority pledge of the Pledged Collateral of the Company and the Guarantors identified in the Security Agreement and the Pledge Agreement executed in connection with the Credit Agreement. The combined maximum borrowings under the Revolving Credit Facility are $30 million. Proceeds of borrowings will be used for working capital and general corporate purposes.

The Credit Agreement provides that the Company must maintain compliance with a maximum consolidated leverage ratio covenant and a minimum consolidated fixed charge coverage ratio, each as determined in accordance with the Credit Agreement. The Credit Agreement also contains affirmative, negative and financial covenants customary for financings of this type, including, among other things, limitations on certain other indebtedness, loans and investments, liens, mergers, asset sales, and transactions with affiliates, as well as customary events of default for financings of this type. The Company was in full compliance with all financial covenants as of September 2, 2023.

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

There was no amount outstanding under the Revolving Credit Facility as of September 2, 2023.

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

The gross amounts of assets and liabilities related to both operating and financing leases were as follows (in thousands):

Lease Type	September 2, 2023	May 27, 2023
Operating lease Right of Use asset	$2,346	$2,457
Operating lease liability current	1,076	1,028
Operating lease liability non-current	1,270	1,429

The components of lease costs were as follows (in thousands):

		Three Months Ended
		September 2, 2023	August 27, 2022
Consolidated operating lease expense	Operating expenses	$454	$455

The approximate future minimum lease payments under operating leases at September 2, 2023 were as follows (in thousands):

Fiscal Year	Operating Leases
Remaining 2024	$867
2025	895
2026	524
2027	134
2028	25
Thereafter	13
Total lease payments	2,458
Less imputed interest	112
Net minimum lease payments	$2,346

The weighted average remaining lease terms and interest rates of leases held by the Company as of September 2, 2023 were as follows:

Lease Type	Weighted Average Remaining Lease Term in Years	Weighted Average Interest Rate
Operating leases	2.5	4.1%

The cash outflows of the leasing activity of the Company as lessee for the three months ending September 2, 2023 and August 27, 2022 were as follows (in thousands):

		Three Months Ended
Cash Flow Source	Classification	September 2, 2023	August 27, 2022
Operating cash flows from operating leases	Operating activities	$111	$235

7. INCOME TAXES

We recorded an income tax provision of $0.4 million and $2.1 million for the first three months of fiscal 2024 and the first three months of fiscal 2023, respectively. The effective income tax rate during the first three months of fiscal 2024 was 23.7% as compared to an effective income tax rate of 25.0% during the first three months of fiscal 2023. The difference in rate during the first three months of fiscal 2024 as compared to the first three months of fiscal 2023 reflects changes in our geographical distribution of income (loss), which is primarily driven by a decrease in U.S. earnings for fiscal 2024 and the state income tax provision, as well as the utilization of U.S. research and development credits. The 23.7% effective income tax rate differs from the federal statutory rate of 21% as a result of our geographical distribution of income (loss), state income tax provision, and the research and development tax credit.

In the normal course of business, we are subject to examination by taxing authorities throughout the world. Generally, years prior to fiscal 2018 are closed for examination under the statute of limitation for U.S. federal, U.S. state and local or non-U.S. tax jurisdictions. Our primary foreign tax jurisdictions are Germany and the Netherlands. We have tax years open in Germany beginning in fiscal 2019 and the Netherlands beginning in fiscal 2021.

We have historically determined that certain undistributed earnings of our foreign subsidiaries, to the extent of cash available, will be repatriated to the U.S. The deferred tax liability on the outside basis difference is now primarily withholding tax on future dividend distributions. The deferred tax liability related to undistributed earnings of our foreign subsidiaries was less than $0.1 million as of September 2, 2023 and May 27, 2023.

The Company did not have any uncertain tax positions as of September 2, 2023 and May 27, 2023. We record penalties and interest related to uncertain tax positions in the income tax expense line item within the consolidated statements of comprehensive income when applicable. The reserve for the German audits was reversed in fiscal 2023.

The Company maintains a valuation allowance representing the portion of the deferred tax asset that management does not believe is more likely than not to be realized. The valuation allowance was $1.4 million as of September 2, 2023 and $3.5 million as of August 27, 2022. The current valuation allowance relates to deferred tax assets in foreign jurisdictions where historical taxable losses have been incurred ($1.2 million) and state NOLs ($0.2 million). The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth.

8. CALCULATION OF EARNINGS PER SHARE

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

The earnings per share (“EPS”) presented in our unaudited consolidated statements of comprehensive income were based on the following amounts (in thousands, except per share amounts):

	Three Months Ended
	September 2, 2023		August 27, 2022
	Basic	Diluted	Basic	Diluted
Numerator for Basic and Diluted EPS:
Net income	$1,227	$1,227	$6,324	$6,324
Less dividends:
Common stock	732	732	709	709
Class B common stock	111	111	110	110
Undistributed earnings	$384	$384	$5,505	$5,505

Common stock undistributed earnings	$333	$335	$4,755	$4,788
Class B common stock undistributed earnings	51	49	750	717
Total undistributed earnings	$384	$384	$5,505	$5,505

Denominator for Basic and Diluted EPS:
Common stock weighted average shares	12,171	12,171	11,715	11,715
Effect of dilutive securities
Dilutive stock options		368		616
Denominator for diluted EPS adjusted for weighted average shares and assumed conversion		12,539		12,331
Class B common stock weighted average shares and shares under if-converted method for diluted EPS	2,052	2,052	2,053	2,053

Net income per share:
Common stock	$0.09	$0.09	$0.47	$0.45

Class B common stock	$0.08	$0.08	$0.42	$0.40

Note: There were no common stock options that were antidilutive in the first quarter of fiscal 2024 and fiscal 2023.

9. SEGMENT REPORTING

As described in Note 1, Description of the Company and Note 2, Basis of Presentation, the Company reports its financial performance based on the operating and reportable segments which are defined as follows:

Power and Microwave Technologies combines our core engineered solutions capabilities, power grid and microwave tube business with new disruptive RF, Wireless and Power technologies. As a designer, manufacturer, technology partner and authorized distributor, PMT’s strategy is to provide specialized technical expertise and engineered solutions based on our core engineering and manufacturing capabilities on a global basis. We provide solutions and add value through design-in support, systems integration, prototype design and manufacturing, testing, logistics and aftermarket technical service and repair - all through our existing global infrastructure. PMT’s focus is on products for power, RF and microwave applications for customers in 5G, aviation, broadcast, communications, industrial, marine, medical, military, scientific and semiconductor markets. PMT focuses on various applications including broadcast transmission, CO2 laser cutting, diagnostic imaging, dielectric and induction heating, high energy transfer, high voltage switching, plasma, power conversion, radar and radiation oncology. PMT also offers its customers technical services for both microwave and industrial equipment.

Green Energy Solutions combines our key technology partners and engineered solutions capabilities to design and manufacture innovative products for the fast-growing energy storage market and power management applications. As a designer, manufacturer, technology partner and authorized distributor, GES’s strategy is to provide specialized technical expertise and engineered solutions using our core design engineering and manufacturing capabilities on a global basis. We provide solutions and add value through design-in support, systems integration, prototype design and manufacturing, testing, logistics and aftermarket technical service and repair - all through our existing global infrastructure. GES’s focus is on products for numerous green energy applications such as wind, solar, hydrogen and Electric Vehicles, and other power management applications that support green solutions such as synthetic diamond manufacturing.

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

The CEO, who is the chief operating decision maker, evaluates performance and allocates resources primarily based on the gross profit of each segment.

Operating results by segment are summarized in the following table (in thousands):

	Three Months Ended
	September 2, 2023	August 27, 2022
PMT
Net Sales	$35,744	$45,354
Gross Profit	11,511	15,535

GES
Net Sales	4,394	8,511
Gross Profit	1,580	3,022

Canvys
Net Sales	9,889	10,413
Gross Profit	3,365	3,266

Healthcare
Net Sales	2,554	3,279
Gross Profit	808	1,204

Geographic net sales information is primarily grouped by customer destination into five areas: North America; Asia/Pacific; Europe; Latin America; and Other.

Net sales and gross profit by geographic region are summarized in the following table (in thousands):

	Three Months Ended
	September 2, 2023	August 27, 2022
Net Sales
North America	$19,630	$31,828
Asia/Pacific	12,812	17,554
Europe	15,752	15,356
Latin America	2,802	2,845
Other (1)	1,585	(26)
Total	$52,581	$67,557

Gross Profit
North America	$7,463	$13,279
Asia/Pacific	4,143	5,530
Europe	4,859	4,342
Latin America	1,092	1,019
Other (1)	(293)	(1,143)
Total	$17,264	$23,027

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

10. RISKS AND UNCERTAINTIES

Management continues to monitor the impact of global economic factors on its financial condition, liquidity, operations, suppliers, industry and workforce. Our ability to predict and respond to future changes (including the lingering effects of Covid) is uncertain. Even after the Covid pandemic fully subsides, there may be continued long-term effects on our business practices and customers in economies in which we operate that could severely disrupt our operations and could have a material adverse effect on our business, results of operations, cash flows and financial condition. As we cannot predict the duration, scope or severity of the Covid pandemic, the negative financial impact to our results cannot be reasonably estimated and could be material.

11. RELATED PARTY TRANSACTION

On June 15, 2015, the Company entered into a lease agreement for the IMES facility with LDL, LLC. That lease agreement was extended for five years in fiscal 2021. The Company shall be entitled to extend the term of the lease for a period of an additional five years by notifying the landlord in writing of its intention to do so within six months of the expiration of the term. The Executive Vice President of IMES, Lee A. McIntyre III (former owner of IMES), has an ownership interest in LDL, LLC. Mr. McIntyre departed from the Company in fiscal year 2023, effective as of September 24, 2022. The lease agreement provides for monthly payments over five years with total future minimum lease payments of $0.3 million. Rental expense related to this lease amounted to less than $0.1 million for the three months ended September 2, 2023 and August 27, 2022.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Certain statements in this report may constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. The terms “may”, “should”, “could”, “anticipate”, “believe”, “continues”, “estimate”, “expect”, “intend”, “objective”, “plan”, “potential”, “project” and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. These statements are based on management’s current expectations, intentions or beliefs and are subject to a number of factors, assumptions and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Factors that could cause or contribute to such differences or that might otherwise impact the business include; economic, labor and political systems and conditions; global business disruption caused by the Russia invasion in Ukraine and related sanctions: currency exchange fluctuations; and the ability of the Company to manage its growth and the risk factors set forth in our Annual Report on Form 10-K filed with the SEC on July 31, 2023. We undertake no obligation to update any such factor or to publicly announce the results of any revisions to any forward-looking statements contained herein whether as a result of new information, future events or otherwise.

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

INTRODUCTION

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to assist the reader in better understanding our business, results of operations, financial condition, changes in financial condition and significant developments. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes appearing elsewhere in this filing. This section is organized as follows:

•
Business Overview
•
Results of Operations – an analysis and comparison of our consolidated results of operations for the three month periods ended September 2, 2023 and August 27, 2022, as reflected in our unaudited consolidated statements of comprehensive income.
•
Liquidity, Financial Position and Capital Resources – a discussion of our primary sources and uses of cash for the three month periods ended September 2, 2023 and August 27, 2022, and a discussion of changes in our financial position.

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

The Company reports its financial performance based on the operating and reportable segments defined as follows:

Power and Microwave Technologies combines our core engineered solutions capabilities, power grid and microwave tube business with new disruptive RF, Wireless and Power technologies. As a designer, manufacturer, technology partner and authorized distributor, PMT’s strategy is to provide specialized technical expertise and engineered solutions based on our core engineering and manufacturing capabilities on a global basis. We provide solutions and add value through design-in support, systems integration, prototype design and manufacturing, testing, logistics and aftermarket technical service and repair - all through our existing global infrastructure. PMT’s focus is on products for power, RF and microwave applications for customers in 5G, aviation, broadcast, communications, industrial, marine, medical, military, scientific and semiconductor markets. PMT focuses on various applications including broadcast transmission, CO2 laser cutting, diagnostic imaging, dielectric and induction heating, high energy transfer, high voltage switching, plasma, power conversion, radar and radiation oncology. PMT also offers its customers technical services for both microwave and industrial equipment.

Green Energy Solutions combines our key technology partners and engineered solutions capabilities to design and manufacture innovative products for the fast-growing energy storage market and power management applications. As a designer, manufacturer, technology partner and authorized distributor, GES’s strategy is to provide specialized technical expertise and engineered solutions using our core design engineering and manufacturing capabilities on a global basis. We provide solutions and add value through design-in support, systems integration, prototype design and manufacturing, testing, logistics and aftermarket technical service and repair - all through our existing global infrastructure. GES’s focus is on products for numerous green energy applications such as wind, solar, hydrogen and Electric Vehicles, and other power management applications that support green solutions such as synthetic diamond manufacturing.

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

Refer to Note 9, Segment Reporting, to our unaudited consolidated financial statements for additional information on the operating and reportable segments.

We currently have operations in the following major geographic regions: North America, Asia/Pacific, Europe and Latin America.

RESULTS OF OPERATIONS

Financial Summary – Three Months Ended September 2, 2023

•
The first quarter of fiscal 2024 contained 14 weeks and the first quarter of fiscal 2023 contained 13 weeks.
•
Net sales during the first quarter of fiscal 2024 were $52.6 million, a decrease of 22.2%, compared to net sales of $67.6 million during the first quarter of fiscal 2023.
•
Gross margin decreased to 32.8% during the first quarter of fiscal 2024 compared to 34.1% during the first quarter of fiscal 2023.
•
Selling, general and administrative expenses were $15.8 million or 30.0% of net sales during the first quarter of fiscal 2024 compared to $14.2 million or 21.1% of net sales during the first quarter of fiscal 2023.
•
Operating income during the first quarter of fiscal 2024 was $1.5 million compared to $8.8 million during the first quarter of fiscal 2023.
•
Net income during the first quarter of fiscal 2024 was $1.2 million compared to $6.3 million during the first quarter of fiscal 2023.

Net Sales and Gross Profit Analysis

Net sales by segment and percent change during the first quarter of fiscal 2024 and fiscal 2023 were as follows (in thousands):

Net Sales	Three Months Ended		FY24 vs. FY23
	September 2, 2023	August 27, 2022	% Change
PMT	$35,744	$45,354	-21.2%
GES	4,394	8,511	-48.4%
Canvys	9,889	10,413	-5.0%
Healthcare	2,554	3,279	-22.1%
Total	$52,581	$67,557	-22.2%

During the first quarter of fiscal 2024, consolidated net sales decreased 22.2% compared to the first quarter of fiscal 2023. Sales for PMT decreased 21.2%, sales for GES decreased 48.4%, sales for Canvys decreased 5.0% and sales for Healthcare decreased 22.1%. The decrease in PMT was mainly due to a cyclical downturn in the semi-wafer fabrication industry. The decrease in GES reflected the project-based nature of this segment and was mainly due to lower shipments of battery modules for wind turbine products. The decrease in Canvys was primarily due to lower sales in the North American market. The decrease in Healthcare was primarily due to decreases in parts and equipment sales.

Gross profit by segment and percent of net sales for the first quarter of fiscal 2024 and fiscal 2023 were as follows (in thousands):

Gross Profit	Three Months Ended
	September 2, 2023	% of Net Sales	August 27, 2022	% of Net Sales
PMT	$11,511	32.2%	$15,535	34.3%
GES	1,580	36.0%	3,022	35.5%
Canvys	3,365	34.0%	3,266	31.4%
Healthcare	808	31.6%	1,204	36.7%
Total	$17,264	32.8%	$23,027	34.1%

Gross profit reflects the distribution and manufacturing product margin less manufacturing variances, inventory obsolescence charges, customer returns, scrap and cycle count adjustments, engineering costs and other provisions.

Consolidated gross profit decreased to $17.3 million during the first quarter of fiscal 2024 compared to $23.0 million during the first quarter of fiscal 2023. Consolidated gross margin as a percentage of net sales decreased to 32.8% during the first quarter of fiscal 2024 when compared to 34.1% during the first quarter of fiscal 2023, primarily due to unfavorable product mix and manufacturing under absorption in PMT and manufacturing under absorption and higher component scrap expense in Healthcare. Improved product mix and lower freight costs in Canvys and improved product mix in GES partially offset the unfavorable margin impacts for PMT and Healthcare.

Power and Microwave Technologies

PMT net sales decreased 21.2% to $35.7 million during the first quarter of fiscal 2024 from $45.4 million during the first quarter of fiscal 2023. The decrease was due to lower sales of semi wafer fabrication products which mainly reflected the cyclical slowdown in that market. Gross margin as a percentage of net sales decreased to 32.2% during the first quarter of fiscal 2024 as compared to 34.3% during the first quarter of fiscal 2023 due to unfavorable product mix and manufacturing under absorption.

Green Energy Solutions

GES net sales decreased 48.4% to $4.4 million during the first quarter of fiscal 2024 from $8.5 million during the first quarter of fiscal 2023. The decrease reflected the project-based nature of this segment and was mainly due to lower shipments of battery modules for wind turbine products. Gross margin as a percentage of net sales increased slightly to 36.0% during the first quarter of fiscal 2024 as compared to 35.5% during the first quarter of fiscal 2023 due to improved product mix.

Canvys

Canvys net sales decreased 5.0% to $9.9 million during the first quarter of fiscal 2024 from $10.4 million during the first quarter of fiscal 2023, primarily due to lower sales in the North American market. Gross margin as a percentage of net sales increased to 34.0% during the first quarter of fiscal 2024 from 31.4% during the first quarter of fiscal 2023 primarily due to improved product mix and lower freight costs.

Healthcare

Healthcare net sales decreased 22.1% to $2.6 million during the first quarter of fiscal 2024 from $3.3 million during the first quarter of fiscal 2023 primarily due to decreases in parts and equipment sales. Gross margin as a percentage of net sales decreased to 31.6% during the first quarter of fiscal 2024 as compared to 36.7% during the first quarter of fiscal 2023 primarily due to manufacturing under absorption and higher component scrap expense.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) increased $1.6 million to $15.8 million for the first quarter of fiscal 2024 when compared to the year ago quarter. The increase from first quarter of fiscal 2023 mainly reflected higher employee compensation expenses. Expressed as a percentage of net sales, SG&A for the first quarter of fiscal 2024 increased to 30.0% compared to 21.1% for the first quarter of fiscal 2023.

Other Income/Expense

Other income was $0.1 million during the first quarter of fiscal 2024, compared to other expense of $0.3 million for the first quarter of fiscal 2023. Other income during the first quarter of fiscal 2024 was attributable to interest income and foreign exchange gains. Our foreign exchange gains and losses are primarily due to the translation of U.S. dollars held in non-U.S. entities. We currently do not utilize derivative instruments to manage our exposure to foreign currency.

Income Tax Provision

We recorded an income tax provision of $0.4 million and $2.1 million for the first three months of fiscal 2024 and the first three months of fiscal 2023, respectively. The effective income tax rate during the first three months of fiscal 2024 was 23.7% as compared to an effective income tax rate of 25.0% during the first three months of fiscal 2023. The difference in rate during the first three months of fiscal 2024 as compared to the first three months of fiscal 2023 reflects changes in our geographical distribution of income (loss), which is primarily driven by a decrease in U.S. earnings for fiscal 2024 and the state income tax provision, as well as the utilization of U.S. research and development credits. The 23.7% effective income tax rate differs from the federal statutory rate of 21% as a result of our geographical distribution of income (loss), state income tax provision, and the research and development tax credit.

In the normal course of business, we are subject to examination by taxing authorities throughout the world. Generally, years prior to fiscal 2018 are closed for examination under the statute of limitation for U.S. federal, U.S. state and local or non-U.S. tax jurisdictions. Our primary foreign tax jurisdictions are Germany and the Netherlands. We have tax years open in Germany beginning in fiscal 2019 and the Netherlands beginning in fiscal 2021.

The Company did not have any uncertain tax positions as of September 2, 2023 and May 27, 2023. We record penalties and interest related to uncertain tax positions in the income tax expense line item within the consolidated statements of comprehensive income when applicable. The reserve for the German audits was reversed in fiscal 2023.

Net Income and Per Share Data

Net income during the first quarter of fiscal 2024 was $1.2 million, or $0.09 per diluted common share and $0.08 per Class B diluted common share as compared to $6.3 million during the first quarter of fiscal 2023 or $0.45 per diluted common share and $0.40 per Class B diluted common share.

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

Our operations and cash needs have been primarily financed through income from operations and cash on hand.

Cash and cash equivalents were $24.1 million at September 2, 2023. Cash and cash equivalents by geographic area at September 2, 2023 consisted of $8.9 million in North America, $7.9 million in Europe, $1.6 million in Latin America and $5.7 million in Asia/Pacific. No funds were repatriated to the United States in the first quarter of fiscal 2024 from our foreign entities. Although the Tax Cuts and Jobs Act generally eliminated federal income tax on future cash repatriation to the United States, cash repatriation may be subject to state and local taxes, withholding or similar taxes. See Note 8, Income Taxes, of the notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for the fiscal year ended May 27, 2023, filed with the SEC on July 31, 2023 for further information.

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

Cash Flows from Operating Activities

Cash flows from operating activities are primarily a result of our net income adjusted for non-cash items and changes in our operating assets and liabilities.

Operating activities generated $1.0 million of cash during the first three months of fiscal 2024. We had a net income of $1.2 million during the first three months of fiscal 2024, which included non-cash stock-based compensation expense of $0.5 million associated with the issuance of stock option and restricted stock awards, inventory reserve provisions of $0.1 million and depreciation and amortization expense of $1.0 million associated with our property and equipment as well as amortization of our intangible assets. Changes in our operating assets and liabilities used $1.8 million in cash during the first three months of fiscal 2024, net of foreign currency exchange gains and losses included an increase in inventory of $3.2 million, a decrease in accounts payable of $2.4 million and a decrease in accrued liabilities of $1.1 million. Partially offsetting the cash utilization were decreases in receivables of $4.5 million and prepayments of $0.4 million. The decrease in accounts receivable was primarily due to the lower level of sales in the current quarter. Most of the inventory increase supported the products for electron tubes and Healthcare. The decreases in accounts payable and accrued liabilities were timing related.

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

Cash Flows from Investing Activities

Cash used in investing activities of $1.1 million during the first three months of fiscal 2024 was due to capital expenditures. Capital expenditures were primarily related to our IT system and the LaFox manufacturing and facilities renovation. LaFox manufacturing primarily supports the Electron Device Group ("EDG") and Green Energy Solutions ("GES").

Cash used in investing activities of $1.4 million during the first three months of fiscal 2023 was due to capital expenditures. Capital expenditures were primarily related to our IT system, as well as our LaFox manufacturing business and facilities, which also supports both EDG and GES. The Company did not have any investment purchases or maturities in the first three months of fiscal 2023.

Cash Flows from Financing Activities

Cash flows used in financing activities consist primarily of cash dividends and cash flows provided by financing activities consist primarily of the proceeds from the issuance of stock. All future dividend payments are at the discretion of the Board of Directors. Dividend payments depend on earnings, capital requirements, operating conditions and such other factors that the Board may deem relevant.

Cash used by financing activities of $0.6 million during the first three months of fiscal 2024 primarily resulted from $0.8 million of dividend payments to stockholders offset by $0.3 million of proceeds from the issuance of stock.

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

The interpretation and analysis of these disclosures should not be considered in isolation since such variances in exchange rates would likely influence other economic factors. Such factors, which are not readily quantifiable, would likely also affect our operations. Additional disclosure regarding various market risks is set forth in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended May 27, 2023, filed with the SEC on July 31, 2023.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 2, 2023.

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

(b) Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the first quarter of fiscal 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended May 27, 2023, filed with the SEC on July 31, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 5. OTHER INFORMATION

(a) Form 8-K disclosures for the quarter covered by this Form 10-Q:

Submission of Matters to Vote of Security Holders

We held our annual meeting of stockholders on October 10, 2023. At the annual meeting, our stockholders (i) elected each of the nominees listed below to the Company’s Board of Directors to serve for a term expiring at the 2024 Annual Meeting; (ii) ratified the selection of BDO USA, P. C. as our independent registered public accounting firm for fiscal 2024; (iii) approved, on an advisory basis, the compensation of the Company’s named executive officers, and (iv) approved, on an advisory basis, conducting an advisory vote on executive compensation annually.

The final results for the votes regarding each proposal are set forth below:

1.
The voting results with respect to the election of each director were as follows:

Nominee	For	Abstain/Withhold	Broker Non-Votes
Edward J. Richardson	25,380,720	2,705,416	1,969,271
Wendy S. Diddell	27,756,359	329,777	1,969,271
Jacques Belin	25,250,708	2,835,428	1,969,271
James Benham	25,250,208	2,835,928	1,969,271
Kenneth Halverson	25,252,808	2,833,328	1,969,271
Robert H. Kluge	25,283,228	2,802,908	1,969,271
Paul J. Plante	23,896,188	4,189,948	1,969,271

2.
The voting results with respect to the ratification of the selection of BDO USA, P. C. as our independent registered public accounting firm for fiscal 2024 was approved with 30,013,883 votes “FOR”, 16,917 votes “AGAINST” and 24,607 votes “ABSTAIN/WITHHOLD”.
3.
The voting results with respect to the approval, on an advisory basis, the compensation of our Named Executive Officers was approved with 27,485,866 votes “FOR”, 444,771 votes “AGAINST” and 155,499 votes “ABSTAIN/WITHHOLD" and 1,969,271 broker non-votes.
4.
The voting results with respect to the approval, on an advisory basis, of the frequency of future advisory votes on the compensation of our Named Executive Officers resulted in 26,956,149 votes for one year, 113,654 votes for two years and 866,413 votes for three years and 149,920 "ABSTAIN".

Decision on the Say on Frequency Vote

As reflected in the foregoing voting results, a majority of the shareholders voted to recommend that the Company conduct future advisory votes on the compensation of its Named Executive Officers on an annual basis ("Say on Frequency Vote"). In light of the results of the Say on Frequency Vote and other factors, the Board of Directors determined that the Company will hold future advisory votes on the compensation of its Named Executive Officers on an annual basis until the next Say on Frequency Vote is conducted or until the Board of Directors determines that it is in the best interests of the Company to hold such vote with a different frequency. The next Say on Frequency Vote is expected to occur at the 2029 Annual Meeting of Stockholders.

(b) Not applicable

(c) 10b5-1 trading arrangements:

Wendy S. Diddell (Executive Vice President, Chief Operating Officer and Director) had two 10b5-1 trading plans applicable to the first quarter of fiscal 2024. Both plans were not executed and expired during the quarter. A summary of Ms. Diddell's 10b5-1 plans follows:

Execution Date Expiration Date Number of Shares

11/15/22 5/31/23 12,000

11/18/22 5/31/23 66,661

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

101

The following financial information from our Quarterly Report on Form 10-Q for the first quarter of fiscal 2024, filed with the SEC on October 12, 2023, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Comprehensive Income, (iii) the Unaudited Consolidated Statements of Cash Flows, (iv) the Unaudited Consolidated Statement of Stockholders’ Equity and (v) Notes to Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RICHARDSON ELECTRONICS, LTD.

Date: October 12, 2023	By:	/s/ Robert J. Ben
Robert J. Ben Chief Financial Officer and Chief Accounting Officer (on behalf of the Registrant and as Principal Financial Officer)