Form 10-Q
period 2023-12-02
RICHARDSON ELECTRONICS, LTD.
filed 2024-01-11
CIK 355948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 2, 2023

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

As of January 9, 2024, there were 12,226,953 outstanding shares of Common Stock, $0.05 par value and 2,051,488 outstanding shares of Class B Common Stock, $0.05 par value, which are convertible into Common Stock of the registrant on a share for share basis.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Richardson Electronics, Ltd.

Consolidated Balance Sheets

(in thousands, except per share amounts)

	Unaudited	Audited
	December 2, 2023	May 27, 2023
Assets
Current assets:
Cash and cash equivalents	$22,769	$24,981
Accounts receivable, less allowance of $201 and $191, respectively	23,909	30,067
Inventories, net	116,951	110,402
Prepaid expenses and other assets	2,926	2,633
Total current assets	166,555	168,083
Non-current assets:
Property, plant and equipment, net	21,363	20,823
Intangible assets, net	1,767	1,892
Right of use lease asset	2,145	2,457
Deferred income taxes	4,476	4,526
Other non-current assets	182	267
Total non-current assets	29,933	29,965
Total assets	$196,488	$198,048
Liabilities
Current liabilities:
Accounts payable	$22,505	$23,535
Accrued liabilities	12,432	12,026
Lease liability current	1,033	1,028
Total current liabilities	35,970	36,589
Non-current liabilities:
Non-current deferred income tax liabilities	99	98
Lease liability non-current	1,112	1,429
Other non-current liabilities	666	612
Total non-current liabilities	1,877	2,139
Total liabilities	37,847	38,728
Stockholders’ Equity
Common stock, $0.05 par value; 12,227 shares issued and outstanding on December 2, 2023 and 12,140 shares issued and outstanding on May 27, 2023	611	607
Class B common stock, convertible, $0.05 par value; 2,052 shares issued and outstanding on December 2, 2023 and 2,052 shares issued and outstanding on May 27, 2023	103	103
Preferred stock, $1.00 par value, no shares issued	—	—
Additional paid-in-capital	71,936	70,951
Retained earnings	84,786	87,044
Accumulated other comprehensive income	1,205	615
Total stockholders' equity	158,641	159,320
Total liabilities and stockholders’ equity	$196,488	$198,048

Richardson Electronics, Ltd.

Unaudited Consolidated Statements of Comprehensive (Loss) Income

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	December 2, 2023	November 26, 2022	December 2, 2023	November 26, 2022
Net sales	$44,130	$65,905	$96,711	$133,462
Cost of sales	31,588	44,054	66,905	88,584
Gross profit	12,542	21,851	29,806	44,878
Selling, general and administrative expenses	14,488	14,677	30,280	28,925
Loss (gain) on disposal of assets	70	(25)	70	(25)
Operating (loss) income	(2,016)	7,199	(544)	15,978
Other expense (income):
Investment/interest income	(86)	(78)	(157)	(103)
Foreign exchange loss	343	223	246	597
Other, net	18	(13)	50	(15)
Total other expense	275	132	139	479
(Loss) income before income taxes	(2,291)	7,067	(683)	15,499
Income tax (benefit) provision	(494)	1,518	(113)	3,626
Net (loss) income	(1,797)	5,549	(570)	11,873
Foreign currency translation gain (loss), net of tax	631	976	590	(1,339)
Comprehensive (loss) income	$(1,166)	$6,525	$20	$10,534

Net (loss) income per share:
Common shares - Basic	$(0.13)	$0.40	$(0.04)	$0.87
Class B common shares - Basic	(0.12)	0.36	(0.04)	0.78
Common shares - Diluted	(0.13)	0.39	(0.04)	0.83
Class B common shares - Diluted	(0.12)	0.35	(0.04)	0.75

Weighted average number of shares:
Common shares – Basic	12,226	11,918	12,198	11,816
Class B common shares – Basic	2,052	2,053	2,052	2,053
Common shares – Diluted	12,226	12,535	12,198	12,442
Class B common shares – Diluted	2,052	2,053	2,052	2,053

Dividends per share:
Common share	$0.060	$0.060	$0.120	$0.120
Class B common share	0.054	0.054	0.108	0.108

Richardson Electronics, Ltd.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended		Six Months Ended
	December 2, 2023	November 26, 2022	December 2, 2023	November 26, 2022
Operating activities:
Net (loss) income	$(1,797)	$5,549	$(570)	$11,873
Adjustments to reconcile net (loss) income to cash provided by (used in) operating activities:
Depreciation and amortization	1,116	893	2,114	1,776
Inventory provisions	192	124	277	195
Share-based compensation expense	283	213	766	524
Loss (gain) on disposal of assets	70	(25)	70	(25)
Deferred income taxes	51	27	46	28
Change in assets and liabilities:
Accounts receivable	1,790	(2,009)	6,252	(5,505)
Inventories	(3,069)	(7,658)	(6,220)	(18,126)
Prepaid expenses and other assets	(618)	774	(209)	(425)
Accounts payable	1,233	(699)	(1,132)	796
Accrued liabilities	1,502	(1,062)	378	1,147
Other	47	(49)	43	589
Net cash provided by (used in) operating activities	800	(3,922)	1,815	(7,153)
Investing activities:
Capital expenditures	(1,515)	(1,301)	(2,656)	(2,743)
Proceeds from sale of property, plant & equipment	—	193	—	193
Net cash used in investing activities	(1,515)	(1,108)	(2,656)	(2,550)
Financing activities:
Proceeds from issuance of common stock	15	1,517	342	2,902
Cash dividends paid on Common and Class B Common shares	(845)	(831)	(1,688)	(1,650)
Other	—	—	(119)	(69)
Net cash (used in) provided by financing activities	(830)	686	(1,465)	1,183
Effect of exchange rate changes on cash and cash equivalents	190	(183)	94	(869)
Decrease in cash and cash equivalents	(1,355)	(4,527)	(2,212)	(9,389)
Cash and cash equivalents at beginning of period	24,124	30,633	24,981	35,495
Cash and cash equivalents at end of period	$22,769	$26,106	$22,769	$26,106

Richardson Electronics, Ltd.

Unaudited Consolidated Statement of Stockholders’ Equity

(in thousands, except per share amounts)

	Common	Class B Common	Par Value	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance May 27, 2023	12,140	2,052	$710	$70,951	$87,044	$615	$159,320
Comprehensive (loss) income:
Net loss	—	—	—	—	(570)	—	(570)
Foreign currency translation, net of tax	—	—	—	—	—	590	590
Share-based compensation:
Restricted stock	—	—	—	341	—	—	341
Stock options	—	—	—	425	—	—	425
Common stock:
Options exercised	50	—	2	340	—	—	342
Restricted stock issuance	37	—	2	(121)	—	—	(119)
Dividends paid to:
Common ($0.120 per share)	—	—	—	—	(1,466)	—	(1,466)
Class B Common ($0.108 per share)	—	—	—	—	(222)	—	(222)
Balance December 2, 2023	12,227	2,052	$714	$71,936	$84,786	$1,205	$158,641

Balance September 2, 2023	12,225	2,052	$714	$71,638	$87,428	$574	$160,354
Comprehensive (loss) income:
Net loss	—	—	—	—	(1,797)	—	(1,797)
Foreign currency translation, net of tax	—	—	—	—	—	631	631
Share-based compensation:
Restricted stock	—	—	—	172	—	—	172
Stock options	—	—	—	111	—	—	111
Common stock:
Options exercised	2	—	—	15	—	—	15
Restricted stock issuance	—	—	—	—	—	—	—
Dividends paid to:
Common ($0.060 per share)	—	—	—	—	(734)	—	(734)
Class B Common ($0.054 per share)	—	—	—	—	(111)	—	(111)
Balance December 2, 2023	12,227	2,052	$714	$71,936	$84,786	$1,205	$158,641

	Common	Class B Common	Par Value	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance May 28, 2022:	11,649	2,053	$685	$66,331	$68,031	$800	$135,847
Comprehensive income:
Net income	—	—	—	—	11,873	—	11,873
Foreign currency translation, net of tax	—	—	—	—	—	(1,339)	(1,339)
Share-based compensation:
Restricted stock	—	—	—	262	—	—	262
Stock options	—	—	—	262	—	—	262
Common stock:
Options exercised	323	—	17	2,885	—	—	2,902
Restricted stock issuance	49	—	2	(71)	—	—	(69)
Class B converted to Common	1	(1)	—	—	—	—	—
Dividends paid to:
Common ($0.120 per share)	—	—	—	—	(1,428)	—	(1,428)
Class B Common ($0.108 per share)	—	—	—	—	(222)	—	(222)
Balance November 26, 2022	12,022	2,052	$704	$69,669	$78,254	$(539)	$148,088

Balance August 27, 2022:	11,848	2,053	$695	$67,948	$73,536	$(1,515)	$140,664
Comprehensive income:
Net income	—	—	—	—	5,549	—	5,549
Foreign currency translation, net of tax	—	—	—	—	—	976	976
Share-based compensation:
Restricted stock	—	—	—	139	—	—	139
Stock options	—	—	—	74	—	—	74
Common stock:
Options exercised	173	—	9	1,508	—	—	1,517
Class B converted to Common	1	(1)	—	—	—	—	—
Dividends paid to:
Common ($0.060 per share)	—	—	—	—	(719)	—	(719)
Class B Common ($0.054 per share)	—	—	—	—	(112)	—	(112)
Balance November 26, 2022	12,022	2,052	$704	$69,669	$78,254	$(539)	$148,088

RICHARDSON ELECTRONICS, LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF THE COMPANY

Richardson Electronics, Ltd. (the "Company", "we", "our") is a leading global manufacturer of engineered solutions, power grid and microwave tubes and related consumables; power conversion and RF and microwave components; high-value replacement parts, tubes and service training for diagnostic imaging equipment; and customized display solutions. Nearly 55% of our products are manufactured in LaFox, Illinois, Marlborough, Massachusetts or Donaueschingen, Germany, or by one of our manufacturing partners throughout the world. All our partners manufacture to our strict specifications and per our supplier code of conduct. We serve customers in the alternative energy, healthcare, aviation, broadcast, communications, industrial, marine, medical, military, scientific and semiconductor markets. The Company’s strategy is to provide specialized technical expertise and “engineered solutions” based on our core engineering and manufacturing capabilities. The Company provides solutions and adds value through design-in support, systems integration, prototype design and manufacturing, testing, logistics and aftermarket technical service and repair through its global infrastructure.

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

Canvys provides customized display solutions serving the corporate enterprise, financial, healthcare, industrial and medical original equipment manufacturers markets. Our engineers design, manufacture, source and support a full spectrum of solutions to match the needs of our customers. We offer long-term availability and proven custom display solutions that include touch screens, protective panels, custom enclosures, All-In-One computers, specialized cabinet finishes and application specific software packages and certification services. We partner with both private label manufacturing companies and leading branded hardware vendors to offer the highest quality display and touch solutions and customized computing platforms.

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

Our fiscal quarter ends on the Saturday nearest the end of the quarter-ending month. The second quarter of fiscal 2024 and fiscal 2023 both contained 13 weeks. The first six months of fiscal 2024 contained 27 weeks and the first six months of fiscal 2023 contained 26 weeks.

In the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results of interim periods have been made. All inter-company transactions and balances have been eliminated. The unaudited consolidated financial statements presented herein include the accounts of our wholly owned subsidiaries. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to applicable rules and regulations. The results of our operations for six months ended December 2, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending June 1, 2024.

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

4. CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Inventories, net: Our consolidated inventories were stated at the lower of cost and net realizable value, generally using a weighted-average cost method. Our net inventories include approximately $99.0 million of finished goods, $13.3 million of raw materials and $4.7 million of work-in-progress as of December 2, 2023, as compared to approximately $93.4 million of finished goods, $11.8 million of raw materials and $5.2 million of work-in-progress as of May 27, 2023.

At this time, we do not anticipate any material risks or uncertainties related to possible future inventory write-downs. Provisions for obsolete or slow-moving inventories are recorded based upon regular analysis of stock rotation privileges, obsolescence, the exiting of certain markets and assumptions about future demand and market conditions. If future demand changes in the industry, or market conditions differ from management’s estimates, additional provisions may be necessary. Inventory reserves were approximately $5.9 million as of December 2, 2023 and May 27, 2023.

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

Contracts with customers: A revenue contract exists once a customer purchase order is received, reviewed and accepted. Each accepted purchase order identifies a distinct good or service as the Company's performance obligation. The goods include standard products purchased from a supplier and stocked on our shelves, customized products purchased from a supplier, products that are customized or have value added to them in house prior to shipping to the customer and manufactured products. Prior to accepting a customer purchase order, we review the credit worthiness of the customer. Purchase orders are deemed to meet the collectability criterion once the customer’s credit is approved. The Company receives advance payments or deposits from our customers before revenue is recognized resulting in contract liabilities. Contract liabilities are included in accrued liabilities in the unaudited consolidated balance sheets.

Contract Liabilities: Contract liabilities and revenue recognized were as follows (in thousands):

	May 27, 2023	Additions	Revenue Recognized	December 2, 2023
Contract liabilities	$3,283	$1,894	$(2,902)	$2,275

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

Intangible Assets: Intangible assets are initially recorded at their fair market values determined by quoted market prices in active markets, if available, or by recognized valuation models. Intangible assets that have finite useful lives are amortized over their useful lives either on a straight-line basis or over their projected future cash flows and are tested for impairment when events or changes in circumstances occur that indicate possible impairment. Our intangible assets represent the fair value for customer relationships agreements acquired in connection with prior acquisitions. Technology represents the fair value acquired in connection with acquisitions and an exclusive license, manufacturing and distribution agreement. Intangible assets subject to amortization were as follows (in thousands):

	December 2, 2023	May 27, 2023
Gross Amounts:
Customer Relationships(1)	$3,395	$3,388
Technology	380	380
Total Gross Amounts	$3,775	$3,768

Accumulated Amortization:
Customer Relationships	$1,781	$1,671
Technology	227	205
Total Accumulated Amortization	$2,008	$1,876

Net Intangible Assets	$1,767	$1,892

(1)
Change from prior period reflects impact of foreign currency translation.

The amortization expense associated with intangible assets subject to amortization for the next five years is presented in the following table (in thousands):

Fiscal Year	Amortization Expense
Remaining 2024	$127
2025	239
2026	207
2027	194
2028	185
Thereafter	815
Total amortization	$1,767

The weighted average number of years of amortization expense remaining is 10.7 years.

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

Accrued Liabilities: Accrued liabilities consisted of the following (in thousands):

	December 2, 2023	May 27, 2023
Compensation and payroll taxes	$3,507	$4,422
Accrued severance	582	486
Professional fees	732	661
Deferred revenue	2,275	3,283
Other accrued expenses	5,336	3,174
Accrued Liabilities	$12,432	$12,026

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

Warranty reserves are established for costs that are expected to be incurred after the sale and delivery of products under warranty. Warranty reserves are included in accrued liabilities on our unaudited consolidated balance sheets. The warranty reserves are determined based on known product failures, historical experience and other available evidence. Warranty reserves were approximately $0.7 million as of December 2, 2023 and May 27, 2023.

5. REVOLVING CREDIT FACILITY

The Company entered into a Credit Agreement (the "Credit Agreement") for a three-year Revolving Credit Facility with PNC Bank N.A. on March 20, 2023 (the "Revolving Credit Facility"). The Revolving Credit Facility will mature on March 20, 2026. Borrowings under the Revolving Credit Facility, including the swingline loan and letter of credit sub-facility extended to the Company thereunder, are secured by (i) a continuing first priority lien on and security interest in and to substantially all of the assets of the Company and its domestic subsidiaries and (ii) a continuing first priority pledge of the Pledged Collateral of the Company and the Guarantors identified in the Security Agreement and the Pledge Agreement executed in connection with the Revolving Credit Facility. The combined maximum borrowings under the Revolving Credit Facility are $30 million. Proceeds of borrowings may be used for working capital and general corporate purposes. There was no amount outstanding under the Revolving Credit Facility as of December 2, 2023.

The Credit Agreement provides that the Company must maintain compliance with a maximum consolidated leverage ratio covenant and a minimum consolidated fixed charge coverage ratio, each as determined in accordance with the Credit Agreement. The Credit Agreement also contains affirmative, negative and financial covenants customary for financings of this type, including, among other things, limitations on certain other indebtedness, loans and investments, liens, mergers, asset sales, and transactions with affiliates, as well as customary events of default for financings of this type. The Company was in full compliance with all financial covenants as of December 2, 2023.

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

6. LEASE OBLIGATIONS AND OTHER COMMITMENTS

The Company leases real and personal property in the normal course of business under various operating leases. The Company uses operating leases for facility space and automobiles. Most of the leased facility space is for sales and general office use. Automobile leases are used throughout the Company.

Several leases include renewal clauses which vary in length and may not include specific rent renewal amounts. The Company will revise the value of the right of use assets and associated lease liabilities when the Company determines it is reasonably certain of renewal.

The gross amounts of assets and liabilities related to operating leases were as follows (in thousands):

Lease Type	December 2, 2023	May 27, 2023
Operating lease right of use asset	$2,145	$2,457
Operating lease liability current	1,033	1,028
Operating lease liability non-current	1,112	1,429

The components of lease costs were as follows (in thousands):

		Three Months Ended
		December 2, 2023	November 26, 2022
Consolidated operating lease expense	Operating expenses	$417	$411

		Six Months Ended
		December 2, 2023	November 26, 2022
Consolidated operating lease expense	Operating expenses	$871	$865

The approximate future minimum lease payments under operating leases at December 2, 2023 were as follows (in thousands):

Fiscal Year	Operating Leases
Remaining 2024	$572
2025	936
2026	543
2027	151
2028	29
Thereafter	13
Total lease payments	2,244
Less imputed interest	99
Net minimum lease payments	$2,145

The weighted average remaining lease terms and interest rates of leases held by the Company as of December 2, 2023 were as follows:

Lease Type	Weighted Average Remaining Lease Term in Years	Weighted Average Interest Rate
Operating leases	2.3	4.2%

The cash outflows of the leasing activity of the Company as lessee for the six months ending December 2, 2023 and November 26, 2022 were as follows (in thousands):

		Six Months Ended
Cash Flow Source	Classification	December 2, 2023	November 26, 2022
Operating cash flows from operating leases	Operating activities	$312	$496

7. INCOME TAXES

We recorded an income tax benefit of $0.1 million and an income tax provision of $3.6 million for the first six months of fiscal 2024 and the first six months of fiscal 2023, respectively. The effective income tax rate during the first six months of fiscal 2024 was a tax benefit of 16.5% as compared to a tax provision of 23.4% during the first six months of fiscal 2023. The difference in rate during the first six months of fiscal 2024 as compared to the first six months of fiscal 2023 reflects changes in the geographical distribution of income (loss), which is primarily driven by a decrease in U.S. earnings for fiscal 2024 and the state income tax provision, as well as the utilization of U.S. research and development credits. The 16.5% effective income tax rate differs from the federal statutory rate of 21% as a result of our geographical distribution of income (loss) and the utilization of the U.S. research and development credit.

In the normal course of business, we are subject to examination by taxing authorities throughout the world. Generally, years prior to fiscal 2019 are closed for examination under the statute of limitation for U.S. federal, U.S. state and local or non-U.S. tax jurisdictions. Our primary foreign tax jurisdictions are Germany and the Netherlands. We have tax years open in Germany beginning in fiscal 2019 and the Netherlands beginning in fiscal 2021.

We have historically determined that certain undistributed earnings of our foreign subsidiaries, to the extent of cash available, will be repatriated to the U.S. The deferred tax liability on the outside basis difference is now primarily withholding tax on future dividend distributions. The deferred tax liability related to undistributed earnings of our foreign subsidiaries was less than $0.1 million as of December 2, 2023 and May 27, 2023.

The Company did not have any uncertain tax positions as of December 2, 2023 and May 27, 2023. We record penalties and interest related to uncertain tax positions in the income tax expense line item within the consolidated statements of comprehensive (loss) income when applicable. The reserve for the German audits was reversed in fiscal 2023.

The Company maintains a valuation allowance representing the portion of the deferred tax asset that management does not believe is more likely than not to be realized. The valuation allowance was $1.4 million as of December 2, 2023 and May 27, 2023. The current valuation allowance deferred tax assets in foreign jurisdictions where historical taxable losses have been incurred ($1.2 million) and state NOLs ($0.2 million). The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth.

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

Our Class B common stock is considered a participating security requiring the use of the two-class method for the computation of basic and diluted earnings per share. The two-class computation method for each period reflects the cash dividends paid per share for each class of stock, plus the amount of allocated undistributed (loss) earnings per share computed using the participation percentage which reflects the dividend rights of each class of stock. Basic and diluted earnings per share were computed using the two-class method. The shares of Class B common stock are considered to be participating convertible securities since the shares of Class B common stock are convertible on a share-for-share basis into shares of common stock and may participate in dividends with common stock according to a predetermined formula which is 90% of the amount of common stock cash dividends.

The earnings per share (“EPS”) presented in our unaudited consolidated statements of comprehensive (loss) income were based on the following amounts (in thousands, except per share amounts):

	Three Months Ended
	December 2, 2023		November 26, 2022
	Basic	Diluted	Basic	Diluted
Numerator for Basic and Diluted EPS:
Net (loss) income	$(1,797)	$(1,797)	$5,549	$5,549
Less dividends:
Common stock	734	734	719	719
Class B common stock	111	111	112	112
Undistributed (loss) earnings	$(2,642)	$(2,642)	$4,718	$4,718

Common stock undistributed (loss) earnings	$(2,295)	$(2,295)	$4,085	$4,112
Class B common stock undistributed (loss) earnings	(347)	(347)	633	606
Total undistributed (loss) earnings	$(2,642)	$(2,642)	$4,718	$4,718

Denominator for Basic and Diluted EPS:
Common stock weighted average shares	12,226	12,226	11,918	11,918
Effect of dilutive securities
Dilutive stock options		—		617
Denominator for diluted EPS adjusted for weighted average shares and assumed conversion		12,226		12,535
Class B common stock weighted average shares and shares under if-converted method for diluted EPS	2,052	2,052	2,053	2,053

Net (loss) income per share:
Common stock	$(0.13)	$(0.13)	$0.40	$0.39

Class B common stock	$(0.12)	$(0.12)	$0.36	$0.35

Note: There were 221 common stock options that were antidilutive and not included in the diluted earnings per share for the second quarter of fiscal 2024. There were no common stock options that were antidilutive in the second quarter of fiscal 2023.

	Six Months Ended
	December 2, 2023		November 26, 2022
	Basic	Diluted	Basic	Diluted
Numerator for Basic and Diluted EPS:
Net (loss) income	$(570)	$(570)	$11,873	$11,873
Less dividends:
Common stock	1,466	1,466	1,428	1,428
Class B common stock	222	222	222	222
Undistributed (loss) earnings	$(2,258)	$(2,258)	$10,223	$10,223

Common stock undistributed (loss) earnings	$(1,961)	$(1,961)	$8,841	$8,901
Class B common stock undistributed (loss) earnings	(297)	(297)	1,382	1,322
Total undistributed (loss) earnings	$(2,258)	$(2,258)	$10,223	$10,223

Denominator for Basic and Diluted EPS:
Common stock weighted average shares	12,198	12,198	11,816	11,816
Effect of dilutive securities
Dilutive stock options		—		626
Denominator for diluted EPS adjusted for weighted average shares and assumed conversion		12,198		12,442
Class B common stock weighted average shares and shares under if-converted method for diluted EPS	2,052	2,052	2,053	2,053

Net (loss) income per share:
Common stock	$(0.04)	$(0.04)	$0.87	$0.83

Class B common stock	$(0.04)	$(0.04)	$0.78	$0.75

Note: There were 297 common stock options that were antidilutive and not included in the diluted earnings per share for the first six months of fiscal 2024. There were no common stock options that were antidilutive in the first six months of fiscal 2023.

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

Canvys provides customized display solutions serving the corporate enterprise, financial, healthcare, industrial and medical original equipment manufacturers markets. Our engineers design, manufacture, source and support a full spectrum of solutions to match the needs of our customers. We offer long-term availability and proven custom display solutions that include touch screens, protective panels, custom enclosures, All-In-One computers, specialized cabinet finishes and application specific software packages and certification services. We partner with both private label manufacturing companies and leading branded hardware vendors to offer the highest quality display and touch solutions and customized computing platforms.

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

The CEO, who is the chief operating decision maker, evaluates performance and allocates Company resources primarily based on the gross profit of each segment.

Operating results by segment are summarized in the following table (in thousands):

	Three Months Ended		Six Months Ended
	December 2, 2023	November 26, 2022	December 2, 2023	November 26, 2022
PMT
Net Sales	$31,292	$40,585	$67,036	$85,939
Gross Profit	8,905	14,011	20,416	29,546

GES
Net Sales	2,609	12,293	7,003	20,804
Gross Profit	761	4,162	2,341	7,184

Canvys
Net Sales	7,291	10,079	17,180	20,492
Gross Profit	2,440	2,995	5,805	6,261

Healthcare
Net Sales	2,938	2,948	5,492	6,227
Gross Profit	436	683	1,244	1,887

Geographic net sales information is primarily grouped by customer destination into five areas: North America; Asia/Pacific; Europe; Latin America; and Other.

Net sales and gross profit by geographic region are summarized in the following table (in thousands):

	Three Months Ended		Six Months Ended
	December 2, 2023	November 26, 2022	December 2, 2023	November 26, 2022
Net Sales
North America	$16,686	$31,577	$36,316	$63,405
Asia/Pacific	10,060	15,306	22,872	32,860
Europe	14,709	16,574	30,461	31,930
Latin America	2,703	2,461	5,505	5,306
Other (1)	(28)	(13)	1,557	(39)
Total	$44,130	$65,905	$96,711	$133,462

Gross Profit
North America	$5,795	$12,184	$13,258	$25,463
Asia/Pacific	3,172	4,791	7,315	10,321
Europe	4,422	4,943	9,281	9,285
Latin America	894	883	1,986	1,902
Other (1)	(1,741)	(950)	(2,034)	(2,093)
Total	$12,542	$21,851	$29,806	$44,878

(1)
Other includes primarily net sales not allocated to a specific geographical region, unabsorbed value-add costs and other unallocated expenses.

We sell our products to customers in diversified industries and perform periodic credit evaluations of our customers’ financial condition. Payment terms are generally on open account, payable net 30 days in North America, and vary throughout Asia/Pacific, Europe and Latin America. Estimates of credit losses are recorded in the financial statements based on monthly reviews of outstanding accounts.

10. RISKS AND UNCERTAINTIES

Management continues to monitor the impact of global economic factors on its financial condition, liquidity, operations, suppliers, industry and workforce. Our ability to predict and respond to future changes (including residual effects of the Covid-19 pandemic) is uncertain. There may be continued long-term effects from the Covid-19 pandemic on our business practices and customers in economies in which we operate that could severely disrupt our operations and could have a material adverse effect on our business, results of operations, cash flows and financial condition.

11. RELATED PARTY TRANSACTION(S)

On June 15, 2015, the Company entered into a lease agreement for the IMES facility with LDL, LLC. That lease agreement was extended for five years in fiscal 2021. The Company is entitled to extend the term of the lease for an additional five year renewal term by notifying the landlord in writing of its intention to do so within six months of the expiration of the term. The Executive Vice President of IMES, Lee A. McIntyre III (former owner of IMES), has an ownership interest in LDL, LLC. Mr. McIntyre departed from the Company in fiscal year 2023, effective as of September 24, 2022. The lease agreement provides for monthly payments over five years with total future minimum lease payments of $0.2 million. Rental expense related to this lease amounted to less than $0.1 million for the six months ended December 2, 2023 and November 26, 2022.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Certain statements in this report may constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. The terms “may”, “should”, “could”, “anticipate”, “believe”, “continues”, “estimate”, “expect”, “intend”, “objective”, “plan”, “potential”, “project” and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. These statements are based on management’s current expectations, intentions or beliefs and are subject to a number of factors, assumptions and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Factors that could cause or contribute to such differences or that might otherwise impact the business include; economic, labor and political conditions; global business disruption caused by the Russia invasion in Ukraine and related sanctions; currency exchange fluctuations; and the ability of the Company to manage its growth and the risk factors set forth in our Annual Report on Form 10-K filed with the SEC on July 31, 2023. We undertake no obligation to update any such factor or to publicly announce the results of any revisions to any forward-looking statements contained herein whether as a result of new information, future events or otherwise.

In addition, while we do, from time to time, communicate with securities analysts, it is against our policy to disclose to them or any outside third party, any material non-public information or other confidential commercial information. Accordingly, stockholders should not assume that we agree with any statement or report issued by any securities analyst or outside third party, irrespective of the content of the statement or report. Thus, to the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not our responsibility.

INTRODUCTION

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to assist the reader in better understanding our business, results of operations, financial condition, changes in financial condition and significant developments. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes appearing elsewhere in this filing. This section is organized as follows:

•
Business Overview
•
Results of Operations – an analysis and comparison of our consolidated results of operations for the three and six month periods ended December 2, 2023 and November 26, 2022, as reflected in our unaudited consolidated statements of comprehensive (loss) income.
•
Liquidity, Financial Position and Capital Resources – a discussion of our primary sources and uses of cash for the six month periods ended December 2, 2023 and November 26, 2022, and a discussion of changes in our financial position.

Business Overview

Richardson Electronics, Ltd. (the "Company", "we", "our") is a leading global manufacturer of engineered solutions, power grid and microwave tubes and related consumables; power conversion and RF and microwave components; high-value replacement parts, tubes and service training for diagnostic imaging equipment; and customized display solutions. Nearly 55% of our products are manufactured in LaFox, Illinois, Marlborough, Massachusetts or Donaueschingen, Germany, or by one of our manufacturing partners throughout the world. All our partners manufacture to our strict specifications and per our supplier code of conduct. We serve customers in the alternative energy, healthcare, aviation, broadcast, communications, industrial, marine, medical, military, scientific and semiconductor markets. The Company’s strategy is to provide specialized technical expertise and “engineered solutions” based on our core engineering and manufacturing capabilities. The Company provides solutions and adds value through design-in support, systems integration, prototype design and manufacturing, testing, logistics and aftermarket technical service and repair through its global infrastructure.

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

Canvys provides customized display solutions serving the corporate enterprise, financial, healthcare, industrial and medical original equipment manufacturers markets. Our engineers design, manufacture, source and support a full spectrum of solutions to match the needs of our customers. We offer long-term availability and proven custom display solutions that include touch screens, protective panels, custom enclosures, All-In-One computers, specialized cabinet finishes and application specific software packages and certification services. Our volume commitments are lower than the large display manufacturers, making us the ideal choice for companies with very specific design requirements. We partner with both private label manufacturing companies and leading branded hardware vendors to offer the highest quality display and touch solutions and customized computing platforms.

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

RESULTS OF OPERATIONS

Financial Summary – Three Months Ended December 2, 2023

•
The second quarter of fiscal 2024 and fiscal 2023 both contained 13 weeks.
•
Net sales during the second quarter of fiscal 2024 were $44.1 million, a decrease of 33.0%, compared to net sales of $65.9 million during the second quarter of fiscal 2023.
•
Gross margin decreased to 28.4% during the second quarter of fiscal 2024 compared to 33.2% during the second quarter of fiscal 2023.
•
Selling, general and administrative expenses were $14.5 million or 32.8% of net sales during the second quarter of fiscal 2024 compared to $14.7 million or 22.3% of net sales during the second quarter of fiscal 2023.
•
Operating loss during the second quarter of fiscal 2024 was $2.0 million compared to operating income of $7.2 million during the second quarter of fiscal 2023.
•
Net loss during the second quarter of fiscal 2024 was $1.8 million compared to net income of $5.5 million during the second quarter of fiscal 2023.

Financial Summary – Six Months Ended December 2, 2023

•
The first six months of fiscal 2024 contained 27 weeks and the first six months of fiscal 2023 contained 26 weeks.
•
Net sales during the first six months of fiscal 2024 were $96.7 million, a decrease of 27.5%, compared to net sales of $133.5 million during the first six months of fiscal 2023.
•
Gross margin decreased to 30.8% during the first six months of fiscal 2024 compared to 33.6% during the first six months of fiscal 2024.
•
Selling, general and administrative expenses were $30.3 million or 31.3% of net sales during the first six months of fiscal 2024 compared to $28.9 million or 21.7% of net sales during the first six months of fiscal 2023.
•
Operating loss during the first six months of fiscal 2024 was $0.5 million compared to operating income of $16.0 million during the first six months of fiscal 2023.
•
Net loss during the first six months of fiscal 2024 was $0.6 million compared to net income of $11.9 million during the first six months of fiscal 2023.

Net Sales and Gross Profit Analysis

Net sales by segment and percent change during the second quarter and first six months of fiscal 2024 and fiscal 2023 were as follows (in thousands):

Net Sales	Three Months Ended		FY24 vs. FY23
	December 2, 2023	November 26, 2022	% Change
PMT	$31,292	$40,585	-22.9%
GES	2,609	12,293	-78.8%
Canvys	7,291	10,079	-27.7%
Healthcare	2,938	2,948	-0.3%
Total	$44,130	$65,905	-33.0%

	Six Months Ended		FY24 vs. FY23
	December 2, 2023	November 26, 2022	% Change
PMT	$67,036	$85,939	-22.0%
GES	7,003	20,804	-66.3%
Canvys	17,180	20,492	-16.2%
Healthcare	5,492	6,227	-11.8%
Total	$96,711	$133,462	-27.5%

During the second quarter of fiscal 2024, consolidated net sales decreased 33.0% compared to the second quarter of fiscal 2023. Sales for PMT decreased 22.9%, sales for GES decreased 78.8%, sales for Canvys decreased 27.7% and sales for Healthcare decreased 0.3%. The decrease in PMT was mainly due to a cyclical downturn in the semi-wafer fabrication industry. The decrease in GES reflected the project-based nature of this segment and was mainly due to lower shipments of battery modules for wind turbine products and the completion of Phase I for the EV locomotive prototype build. The decrease in Canvys was primarily due to lower sales in the North American market. The decrease in Healthcare was primarily due to lower equipment sales, partially offset by higher parts and CT tube sales.

During the first six months of fiscal 2024, consolidated net sales decreased 27.5% compared to the first six months of fiscal 2023. Sales for PMT decreased 22.0%, sales for GES decreased 66.3%, sales for Canvys decreased 16.2% and sales for Healthcare decreased 11.8%. The decrease in sales for PMT was mainly due to a cyclical downturn in the semi-wafer fabrication industry. The decrease in sales for GES reflected the project-based nature of this segment and was mainly due to lower shipments of battery modules for wind turbine products and the completion of Phase I for the EV locomotive prototype build. The decrease in sales for Canvys was primarily due to lower sales in the North American market. The decrease in sales for Healthcare was primarily due to decreases in parts and equipment sales.

Gross profit by segment and percent of net sales for the second quarter and first six months of fiscal 2024 and fiscal 2023 were as follows (in thousands):

Gross Profit	Three Months Ended
	December 2, 2023	% of Net Sales	November 26, 2022	% of Net Sales
PMT	$8,905	28.5%	$14,011	34.5%
GES	761	29.2%	4,162	33.9%
Canvys	2,440	33.5%	2,995	29.7%
Healthcare	436	14.8%	683	23.2%
Total	$12,542	28.4%	$21,851	33.2%

	Six Months Ended
	December 2, 2023	% of Net Sales	November 26, 2022	% of Net Sales
PMT	$20,416	30.5%	$29,546	34.4%
GES	2,341	33.4%	7,184	34.5%
Canvys	5,805	33.8%	6,261	30.6%
Healthcare	1,244	22.7%	1,887	30.3%
Total	$29,806	30.8%	$44,878	33.6%

Gross profit reflects the distribution and manufacturing product margin less manufacturing variances, inventory obsolescence charges, customer returns, scrap and cycle count adjustments, engineering costs and other provisions.

Consolidated gross profit decreased to $12.5 million during the second quarter of fiscal 2024 compared to $21.9 million during the second quarter of fiscal 2023. Consolidated gross margin as a percentage of net sales decreased to 28.4% during the second quarter of fiscal 2024 when compared to 33.2% during the second quarter of fiscal 2023, primarily due to unfavorable product mix and manufacturing under absorption in PMT, unfavorable product mix in GES and manufacturing under absorption in Healthcare. Improved product mix and lower freight costs in Canvys partially offset the unfavorable margin impacts for PMT, Healthcare and GES.

Consolidated gross profit decreased to $29.8 million during the first six months of fiscal 2024 compared to $44.9 million during the six months of fiscal 2023. Consolidated gross margin as a percentage of net sales decreased to 30.8% during the first six months of fiscal 2024 compared to 33.6% during the first six months of fiscal 2023, primarily due to unfavorable product mix and manufacturing under absorption in PMT, unfavorable product mix in GES and manufacturing under absorption as well as higher component scrap expense in Healthcare. Improved product mix and lower freight costs in Canvys partially offsets the unfavorable margin impacts for PMT, Healthcare and GES.

Power and Microwave Technologies

PMT net sales decreased 22.9% to $31.3 million during the second quarter of fiscal 2024 from $40.6 million during the second quarter of fiscal 2023. The decrease was mainly due to lower sales of semi-wafer fabrication products which mainly reflected the cyclical slowdown in that market. Gross margin as a percentage of net sales decreased to 28.5% during the second quarter of fiscal 2024 as compared to 34.5% during the second quarter of fiscal 2023 due to unfavorable product mix and manufacturing under absorption.

PMT net sales decreased 22.0% to $67.0 million during the first six months of fiscal 2024 from $85.9 million during the first six months of fiscal 2023. The decrease was due to lower sales of semi-wafer fabrication products reflecting the cyclical slowdown in that market. Gross margin as a percentage of net sales decreased to 30.5% during the first six months of fiscal 2024 as compared to 34.4% during the first six months of fiscal 2023 due to unfavorable product mix and manufacturing under absorption.

Green Energy Solutions

GES net sales decreased 78.8% to $2.6 million during the second quarter of fiscal 2024 from $12.3 million during the second quarter of fiscal 2023. The decrease reflected the project-based nature of this segment and was mainly due to lower shipments of battery modules for wind turbine products and completion of Phase I of our EV locomotive prototype build in fiscal 2023. Phase II of the EV locomotive prototype will begin in the second quarter of fiscal 2025. Gross margin as a percentage of net sales decreased to 29.2% during the second quarter of fiscal 2024 as compared to 33.9% during the second quarter of fiscal 2023 due to product mix.

GES net sales decreased 66.3% to $7.0 million during the first six months of fiscal 2024 from $20.8 million during the first six months of fiscal 2023. The decrease reflected the project-based nature of this segment and was mainly due to lower shipments of battery modules for wind turbine products and completion of Phase I of our EV locomotive prototype build in fiscal 2023. Phase II of the EV locomotive prototype will begin in the second quarter of fiscal 2025. Gross margin was 33.4% during the first six months of fiscal 2024 as compared to 34.5% during the first six months of fiscal 2023 due to product mix.

Canvys

Canvys net sales decreased 27.7% to $7.3 million during the second quarter of fiscal 2024 from $10.1 million during the second quarter of fiscal 2023, due to lower sales in the North American market. Gross margin as a percentage of net sales increased to 33.5% during the second quarter of fiscal 2024 from 29.7% during the second quarter of fiscal 2023 primarily due to improved product mix and lower freight costs.

Canvys net sales decreased 16.2% to $17.2 million during the first six months of fiscal 2024 from $20.5 million during the first six months of fiscal 2023, due to lower sales in the North American market. Gross margin as a percentage of net sales increased to 33.8% during the first six months of fiscal 2024 from 30.6% during the first six months of fiscal 2023 primarily due to improved product mix and lower freight costs.

Healthcare

Healthcare net sales decreased 0.3% from $2.9 million during the second quarter of fiscal 2023 primarily due to a decrease in equipment sales, partially offset by increases in parts and CT tube sales. Gross margin as a percentage of net sales decreased to 14.8% during the second quarter of fiscal 2024 as compared to 23.2% during the second quarter of fiscal 2023 primarily due to manufacturing under absorption.

Healthcare net sales decreased 11.8% to $5.5 million during the first six months of fiscal 2024 from $6.2 million during the first six months of fiscal 2023 primarily due to decreases in parts and equipment sales. Gross margin as a percentage of net sales decreased to 22.7% during the first six months of fiscal 2024 as compared to 30.3% during the first six months of fiscal 2023 primarily due to manufacturing under absorption and higher component scrap expense.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) decreased slightly to $14.5 million for the second quarter of fiscal 2024 when compared to $14.7 million for the year ago quarter. The decrease from the second quarter of fiscal 2023 reflected lower incentives due to financial performance partially offset by higher salaries and fringe expense. Expressed as a percentage of net sales, SG&A for the second quarter of fiscal 2024 increased to 32.8% compared to 22.3% for the second quarter of fiscal 2023.

SG&A increased $1.4 million to $30.3 million for the first six months of fiscal 2024 when compared to the prior year. The increase from the first half of fiscal 2023 mainly reflected higher employee compensation expenses. Expressed as a percentage of net sales, SG&A for the first six months of fiscal 2024 increased to 31.3% compared to 21.7% for the first six months of fiscal 2023.

Other Income/Expense

Other expense was $0.3 million during the second quarter of fiscal 2024, compared to other expense of $0.1 million for the second quarter of fiscal 2023. Other expense during the second quarter of fiscal 2024 included interest income and foreign exchange losses. Our foreign exchange gains and losses are primarily due to the translation of U.S. dollars held in non-U.S. entities. We currently do not utilize derivative instruments to manage our exposure to foreign currency.

Other expense was $0.1 million during the first six months of fiscal 2024, compared to other expense of $0.5 million for the first six months of fiscal 2023. Other expense during the first six months of fiscal 2024 included interest income and foreign exchange losses. Our foreign exchange gains and losses are primarily due to the translation of U.S. dollars held in non-U.S. entities.

Income Tax Provision

We recorded an income tax benefit of $0.5 million and an income tax provision of $1.5 million for the second quarter of fiscal 2024 and the second quarter of fiscal 2023, respectively. The effective income tax rate during the second quarter of fiscal 2024 was 21.6% as compared to 21.5% during the second quarter of fiscal 2023. The difference in rate during the second quarter of fiscal 2024 as compared to the second quarter of fiscal 2023 reflects changes in the geographical distribution of income (loss), which is primarily driven by a decrease in U.S. earnings for fiscal 2024 and the state income tax provision, as well as the utilization of U.S. research and development credits. The 21.6% effective income tax rate differs from the federal statutory rate of 21% as a result of our geographical distribution of income (loss) and the utilization of the U.S. research and development credit.

We recorded an income tax benefit of $0.1 million and an income tax provision of $3.6 million for the first six months of fiscal 2024 and the first six months of fiscal 2023, respectively. The effective income tax rate during the first six months of fiscal 2024 was a tax benefit of 16.5% as compared to a tax provision of 23.4% during the first six months of fiscal 2023. The difference in rate during the first six months of fiscal 2024 as compared to the first six months of fiscal 2023 reflects changes in the geographical distribution of income (loss), which is primarily driven by a decrease in U.S. earnings for fiscal 2024 and the state income tax provision, as well as the utilization of U.S. research and development credits. The 16.5% effective income tax rate differs from the federal statutory rate of 21% as a result of our geographical distribution of income (loss) and the utilization of the U.S. research and development credit.

In the normal course of business, we are subject to examination by taxing authorities throughout the world. Generally, years prior to fiscal 2019 are closed for examination under the statute of limitation for U.S. federal, U.S. state and local or non-U.S. tax jurisdictions. Our primary foreign tax jurisdictions are Germany and the Netherlands. We have tax years open in Germany beginning in fiscal 2019 and the Netherlands beginning in fiscal 2021.

The Company did not have any uncertain tax positions as of December 2, 2023 and May 27, 2023. We record penalties and interest related to uncertain tax positions in the income tax expense line item within the consolidated statements of comprehensive (loss) income when applicable. The reserve for the German audits was reversed in fiscal 2023.

Net (Loss) Income and Per Share Data

Net loss during the second quarter of fiscal 2024 was $1.8 million, or $0.13 per diluted common share and $0.12 per Class B diluted common share as compared to net income of $5.5 million during the second quarter of fiscal 2023 or $0.39 per diluted common share and $0.35 per Class B diluted common share.

Net loss during the first six months of fiscal 2024 was $0.6 million, or $.04 per diluted common share and $0.04 per Class B diluted common share as compared to net income of $11.9 million during the first six months of fiscal 2023 or $0.83 per diluted common share and $0.75 per Class B diluted common share.

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

Our operations and cash needs have been primarily financed through cash on hand.

Cash and cash equivalents were $22.8 million at December 2, 2023. Cash and cash equivalents by geographic area at December 2, 2023 consisted of $9.3 million in North America, $6.6 million in Europe, $1.1 million in Latin America and $5.8 million in Asia/Pacific. We repatriated $0.3 million to the United States in the second quarter of fiscal 2024 from our entity in Mexico. Although the Tax Cuts and Jobs Act generally eliminated federal income tax on future cash repatriation to the United States, cash repatriation may be subject to state and local taxes, withholding or similar taxes. See Note 8, Income Taxes, of the notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for the fiscal year ended May 27, 2023, filed with the SEC on July 31, 2023 for further information.

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

On March 20, 2023, the Company established a senior, secured revolving credit facility agreement with a three-year term in an aggregate principal amount not to exceed $30 million, including a swingline loan and a letter of credit sub-facility (collectively, the "Revolving Credit Facility") with PNC Bank. The Revolving Credit Facility is guaranteed by the Company's domestic subsidiaries. Proceeds of the borrowings under the Revolving Credit Facility are expected to be used for working capital and general corporate purposes of the Company and its subsidiaries. As of the end of the second quarter for fiscal 2024 and the date of this report, no amounts were outstanding under the Revolving Credit Facility.

Cash Flows from Operating Activities

Cash flows from operating activities are primarily a result of our net (loss) income adjusted for non-cash items and changes in our operating assets and liabilities.

Operating activities generated $1.8 million of cash during the first six months of fiscal 2024. We had a net loss of $0.6 million during the first six months of fiscal 2024, which included non-cash stock-based compensation expense of $0.8 million associated with the issuance of stock option and restricted stock awards, inventory reserve provisions of $0.3 million and depreciation and amortization expense of $2.1 million associated with our property and equipment as well as amortization of our intangible assets. Changes in our operating assets and liabilities used $0.9 million in cash during the first six months of fiscal 2024, net of foreign currency exchange gains and losses included an increase in inventory of $6.2 million, a decrease in accounts payable of $1.1 million and an increase in prepayments of $0.2 million. Partially offsetting the cash utilization was a decrease in receivables of $6.3 million and an increase in accrued liabilities of $0.4 million. The decrease in accounts receivable was primarily due to the lower level of sales across our operating segments in the current quarter. Most of the inventory increase supported the products for electron tubes and GES. The changes in accounts payable and accrued liabilities were timing related.

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

Cash Flows from Investing Activities

Cash used in investing activities of $2.7 million during the first six months of fiscal 2024 was due to capital expenditures. Capital expenditures were primarily related to our IT system and the LaFox manufacturing and facilities renovation. LaFox manufacturing primarily supports the Electron Device Group ("EDG") and Green Energy Solutions ("GES").

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

Cash used by financing activities of $1.5 million during the first six months of fiscal 2024 primarily resulted from $1.7 million of dividend payments to stockholders partially offset by $0.3 million of proceeds from the issuance of stock.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 2, 2023.

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

(b) Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the second quarter of fiscal 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended May 27, 2023, filed with the SEC on July 31, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 5. OTHER INFORMATION

None.

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

101

The following financial information from our Quarterly Report on Form 10-Q for the second quarter of fiscal 2024, filed with the SEC on January 11, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Comprehensive (Loss) Income, (iii) the Unaudited Consolidated Statements of Cash Flows, (iv) the Unaudited Consolidated Statement of Stockholders’ Equity and (v) Notes to Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RICHARDSON ELECTRONICS, LTD.

Date: January 11, 2024	By:	/s/ Robert J. Ben
Robert J. Ben Chief Financial Officer and Chief Accounting Officer (on behalf of the Registrant and as Principal Financial Officer)