Form 10-Q
period 2024-03-02
RICHARDSON ELECTRONICS, LTD.
filed 2024-04-11
CIK 355948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 2, 2024

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

As of April 9, 2024, there were 12,226,953 outstanding shares of Common Stock, $0.05 par value and 2,051,488 outstanding shares of Class B Common Stock, $0.05 par value, which are convertible into Common Stock of the registrant on a share for share basis.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Richardson Electronics, Ltd.

Consolidated Balance Sheets

(in thousands, except per share amounts)

	Unaudited	Audited
	March 2, 2024	May 27, 2023
Assets
Current assets:
Cash and cash equivalents	$18,880	$24,981
Accounts receivable, less allowance of $233 and $191, respectively	29,131	30,067
Inventories, net	112,635	110,402
Prepaid expenses and other assets	2,741	2,633
Total current assets	163,387	168,083
Non-current assets:
Property, plant and equipment, net	20,723	20,823
Intangible assets, net	1,704	1,892
Right of use lease asset	3,120	2,457
Deferred income taxes	4,471	4,526
Other non-current assets	200	267
Total non-current assets	30,218	29,965
Total assets	$193,605	$198,048
Liabilities
Current liabilities:
Accounts payable	$18,393	$23,535
Accrued liabilities	12,660	12,026
Lease liability current	1,234	1,028
Total current liabilities	32,287	36,589
Non-current liabilities:
Non-current deferred income tax liabilities	96	98
Lease liability non-current	1,886	1,429
Other non-current liabilities	715	612
Total non-current liabilities	2,697	2,139
Total liabilities	34,984	38,728
Stockholders’ Equity
Common stock, $0.05 par value; 12,227 shares issued and outstanding on March 2, 2024 and 12,140 shares issued and outstanding on May 27, 2023	611	607
Class B common stock, convertible, $0.05 par value; 2,052 shares issued and outstanding on March 2, 2024 and 2,052 shares issued and outstanding on May 27, 2023	103	103
Preferred stock, $1.00 par value, no shares issued	—	—
Additional paid-in-capital	72,215	70,951
Retained earnings	84,692	87,044
Accumulated other comprehensive income	1,000	615
Total stockholders' equity	158,621	159,320
Total liabilities and stockholders’ equity	$193,605	$198,048

Richardson Electronics, Ltd.

Unaudited Consolidated Statements of Comprehensive Income

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	March 2, 2024	February 25, 2023	March 2, 2024	February 25, 2023
Net sales	$52,375	$70,364	$149,086	$203,826
Cost of sales	36,939	47,959	103,844	136,543
Gross profit	15,436	22,405	45,242	67,283
Selling, general and administrative expenses	14,430	14,779	44,710	43,704
Loss (gain) on disposal of assets	—	13	70	(12)
Operating income	1,006	7,613	462	23,591
Other expense (income):
Investment/interest income	(67)	(76)	(224)	(179)
Foreign exchange loss (gain)	101	(292)	347	305
Other, net	(7)	(14)	43	(29)
Total other expense (income)	27	(382)	166	97
Income before income taxes	979	7,995	296	23,494
Income tax provision	229	1,655	116	5,281
Net income	750	6,340	180	18,213
Foreign currency translation (loss) gain, net of tax	(205)	629	385	(710)
Comprehensive income	$545	$6,969	$565	$17,503

Net income per share:
Common shares - Basic	$0.05	$0.46	$0.01	$1.33
Class B common shares - Basic	0.05	0.41	0.01	1.19
Common shares - Diluted	0.05	0.44	0.01	1.27
Class B common shares - Diluted	0.05	0.40	0.01	1.15

Weighted average number of shares:
Common shares – Basic	12,227	12,047	12,208	11,893
Class B common shares – Basic	2,052	2,052	2,052	2,053
Common shares – Diluted	12,445	12,666	12,480	12,524
Class B common shares – Diluted	2,052	2,052	2,052	2,053

Dividends per share:
Common share	$0.060	$0.060	$0.180	$0.180
Class B common share	0.054	0.054	0.162	0.162

Richardson Electronics, Ltd.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended		Nine Months Ended
	March 2, 2024	February 25, 2023	March 2, 2024	February 25, 2023
Operating activities:
Net income	$750	$6,340	$180	$18,213
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	1,104	912	3,218	2,688
Inventory provisions	173	115	450	310
Share-based compensation expense	279	206	1,045	730
Loss (gain) on disposal of assets	—	13	70	(12)
Deferred income taxes	(4)	(1)	42	27
Change in assets and liabilities:
Accounts receivable	(5,254)	(7,189)	998	(12,694)
Inventories	3,974	(3,638)	(2,246)	(21,764)
Prepaid expenses and other assets	151	(153)	(58)	(578)
Accounts payable	(4,072)	(12)	(5,204)	784
Accrued liabilities	247	(661)	625	486
Other	121	(192)	164	397
Net cash used in operating activities	(2,531)	(4,260)	(716)	(11,413)
Investing activities:
Capital expenditures	(401)	(2,230)	(3,057)	(4,973)
Proceeds from maturity of investments	—	5,000	—	5,000
Proceeds from sale of property, plant & equipment	—	—	—	193
Net cash (used in) provided by investing activities	(401)	2,770	(3,057)	220
Financing activities:
Proceeds from issuance of common stock	—	511	342	3,413
Cash dividends paid on Common and Class B Common shares	(844)	(834)	(2,532)	(2,484)
Proceeds from short-term borrowing	3,744	—	3,744	—
Repayment of short-term borrowing	(3,744)	—	(3,744)	—
Other	—	—	(119)	(69)
Net cash (used in) provided by financing activities	(844)	(323)	(2,309)	860
Effect of exchange rate changes on cash and cash equivalents	(113)	352	(19)	(517)
Decrease in cash and cash equivalents	(3,889)	(1,461)	(6,101)	(10,850)
Cash and cash equivalents at beginning of period	22,769	26,106	24,981	35,495
Cash and cash equivalents at end of period	$18,880	$24,645	$18,880	$24,645

Richardson Electronics, Ltd.

Unaudited Consolidated Statement of Stockholders’ Equity

(in thousands, except per share amounts)

	Common	Class B Common	Par Value	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance December 2, 2023	12,227	2,052	$714	$71,936	$84,786	$1,205	$158,641
Comprehensive income:
Net income	—	—	—	—	750	—	750
Foreign currency translation, net of tax	—	—	—	—	—	(205)	(205)
Share-based compensation:
Restricted stock	—	—	—	172	—	—	172
Stock options	—	—	—	107	—	—	107
Dividends paid to:
Common ($0.060 per share)	—	—	—	—	(733)	—	(733)
Class B Common ($0.054 per share)	—	—	—	—	(111)	—	(111)
Balance March 2, 2024	12,227	2,052	$714	$72,215	$84,692	$1,000	$158,621

Balance May 27, 2023	12,140	2,052	$710	$70,951	$87,044	$615	$159,320
Comprehensive income:
Net income	—	—	—	—	180	—	180
Foreign currency translation, net of tax	—	—	—	—	—	385	385
Share-based compensation:
Restricted stock	—	—	—	513	—	—	513
Stock options	—	—	—	532	—	—	532
Common stock:
Options exercised	50	—	2	340	—	—	342
Restricted stock issuance	37	—	2	(121)	—	—	(119)
Dividends paid to:
Common ($0.180 per share)	—	—	—	—	(2,199)	—	(2,199)
Class B Common ($0.162 per share)	—	—	—	—	(333)	—	(333)
Balance March 2, 2024	12,227	2,052	$714	$72,215	$84,692	$1,000	$158,621

	Common	Class B Common	Par Value	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance November 26, 2022:	12,022	2,052	$704	$69,669	$78,254	$(539)	$148,088
Comprehensive income:
Net income	—	—	—	—	6,340	—	6,340
Foreign currency translation, net of tax	—	—	—	—	—	629	629
Share-based compensation:
Restricted stock	—	—	—	140	—	—	140
Stock options	—	—	—	66	—	—	66
Common stock:
Options exercised	63	—	3	508	—	—	511
Dividends paid to:
Common ($0.060 per share)	—	—	—	—	(724)	—	(724)
Class B Common ($0.054 per share)	—	—	—	—	(110)	—	(110)
Balance February 25, 2023	12,085	2,052	$707	$70,383	$83,760	$90	$154,940

Balance May 28, 2022:	11,649	2,053	$685	$66,331	$68,031	$800	$135,847
Comprehensive income:
Net income	—	—	—	—	18,213	—	18,213
Foreign currency translation, net of tax	—	—	—	—	—	(710)	(710)
Share-based compensation:
Restricted stock	—	—	—	402	—	—	402
Stock options	—	—	—	328	—	—	328
Common stock:
Options exercised	386	—	20	3,393	—	—	3,413
Restricted stock issuance	49	—	2	(71)	—	—	(69)
Class B converted to Common	1	(1)	—	—	—	—	—
Dividends paid to:
Common ($0.180 per share)	—	—	—	—	(2,152)	—	(2,152)
Class B Common ($0.162 per share)	—	—	—	—	(332)	—	(332)
Balance February 25, 2023	12,085	2,052	$707	$70,383	$83,760	$90	$154,940

RICHARDSON ELECTRONICS, LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF THE COMPANY

Richardson Electronics, Ltd. (the "Company", "we", "our") is a leading global manufacturer of engineered solutions, power grid and microwave tubes and related consumables; power conversion and RF and microwave components; high-value replacement parts, tubes and service training for diagnostic imaging equipment; and customized display solutions. Nearly 55% of our products are manufactured at our facilities located in LaFox, Illinois, Marlborough, Massachusetts and Donaueschingen, Germany, or by one of our manufacturing partners throughout the world. All our partners manufacture to our strict specifications and per our supplier code of conduct. We serve customers in the alternative energy, healthcare, aviation, broadcast, communications, industrial, marine, medical, military, scientific and semiconductor markets. The Company’s strategy is to provide specialized technical expertise and “engineered solutions” based on our core engineering and manufacturing capabilities. The Company provides solutions and adds value through design-in support, systems integration, prototype design and manufacturing, testing, logistics and aftermarket technical service and repair through its global infrastructure.

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

We currently operate within the following major geographic regions: North America, Asia/Pacific, Europe and Latin America.

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

Our fiscal quarter ends on the Saturday nearest the end of the quarter-ending month. The third quarter of fiscal 2024 and fiscal 2023 both contained 13 weeks. The first nine months of fiscal 2024 contained 40 weeks and the first nine months of fiscal 2023 contained 39 weeks.

In the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results of interim periods have been made. All inter-company transactions and balances have been eliminated. The unaudited consolidated financial statements presented herein include the accounts of our wholly owned subsidiaries. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to applicable rules and regulations. The results of our operations for nine months ended March 2, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending June 1, 2024.

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

In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands the disclosures required in an entity's income tax rate reconciliation table and requires disclosure of income taxes paid in both U.S. and foreign jurisdictions. The amendments are effective for fiscal years beginning after December 15, 2024, with early adoption permitted, to be applied on a prospective basis, with retrospective application permitted. The Company is currently evaluating this ASU to determine its impact on the Company's disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendment requires disclosures of significant segment expenses that are regularly provided to the chief operating decision maker ("CODM") and included within each reported measure of segment profit of loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment's profit or loss and assets. The new guidance also requires that a public entity that has a single reportable segment provide all the disclosures required by the amendments in this update and all existing segment disclosures. The amendments are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. Upon adoption, this guidance should be applied retrospectively to all prior periods presented. The Company is currently evaluating this ASU to determine its impact on the Company's disclosures.

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the Securities and Exchange Commission's ("SEC") Disclosure Update and Simplification Initiative. The amendments in this update require modification of certain disclosure and presentation requirements for a variety of ASU topics in response to the SEC's Release No. 33-10532. The effective date for each amended topic in the ASC is the date on which the SEC's removal of the related disclosure requirement from Regulation S-X or Regulation S-K becomes effective. However, if by June 30, 2027, the SEC has not removed the related disclosure from its regulations, the amendment will be removed from the Codification and not become effective. Early adoption is permitted. The Company is currently evaluating this ASU to determine its impact on the Company's disclosures.

4. CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Inventories, net: Our consolidated inventories were stated at the lower of cost and net realizable value, generally using a weighted-average cost method. Our net inventories include approximately $95.1 million of finished goods, $12.9 million of raw materials and $4.6 million of work-in-progress as of March 2, 2024, as compared to approximately $93.4 million of finished goods, $11.8 million of raw materials and $5.2 million of work-in-progress as of May 27, 2023.

At this time, we do not anticipate any material risks or uncertainties related to possible future inventory write-downs. Provisions for obsolete or slow-moving inventories are recorded based upon regular analysis of stock rotation privileges, obsolescence, the exiting of certain markets and assumptions about future demand and market conditions. If future demand changes in the industry, or market conditions differ from management’s estimates, additional provisions may be necessary. Inventory reserves were approximately $6.0 million as of March 2, 2024 and $5.9 million as of May 27, 2023.

Revenue Recognition: Our customers are generally not resellers, but rather businesses that incorporate our products into their processes, from which they generate an economic benefit. The goods are also distinct in that each item sold to the customer is clearly identified on both the purchase order and resulting invoice. Each product we sell benefits the customer independently of the other products. Each item on each purchase order from the customer can be used by the customer unrelated to any other products we provide to the customer. The Company’s revenue includes the following streams:

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

Contract Liabilities: Contract liabilities and revenue recognized were as follows (in thousands):

	May 27, 2023	Additions	Revenue Recognized	March 2, 2024
Contract liabilities	$3,283	$3,247	$(2,814)	$3,716

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

	March 2, 2024	May 27, 2023
Gross Amounts:
Customer Relationships(1)	$3,394	$3,388
Technology	380	380
Total Gross Amounts	$3,774	$3,768

Accumulated Amortization:
Customer Relationships	$1,833	$1,671
Technology	237	205
Total Accumulated Amortization	$2,070	$1,876

Net Intangible Assets	$1,704	$1,892

(1)
Change from prior period reflects impact of foreign currency translation.

The amortization expense associated with intangible assets subject to amortization for the next five years is presented in the following table (in thousands):

Fiscal Year	Amortization Expense
Remaining 2024	$64
2025	239
2026	207
2027	194
2028	185
Thereafter	815
Total amortization	$1,704

The weighted average number of years of amortization expense remaining is 10.4 years.

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

Accrued Liabilities: Accrued liabilities consisted of the following (in thousands):

	March 2, 2024	May 27, 2023
Compensation and payroll taxes	$2,554	$4,422
Accrued severance	511	486
Professional fees	707	661
Deferred revenue	3,716	3,283
Other accrued expenses	5,172	3,174
Accrued Liabilities	$12,660	$12,026

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

Warranty reserves are established for costs that are expected to be incurred after the sale and delivery of products under warranty. Warranty reserves are included in accrued liabilities on our unaudited consolidated balance sheets. The warranty reserves are determined based on known product failures, historical experience and other available evidence. Warranty reserves were approximately $0.7 million as of March 2, 2024 and May 27, 2023.

5. REVOLVING CREDIT FACILITY

The Company entered into a Credit Agreement (the "Credit Agreement") for a three-year Revolving Credit Facility with PNC Bank N.A. on March 20, 2023 (the "Revolving Credit Facility"). The Revolving Credit Facility will mature on March 20, 2026. Borrowings under the Revolving Credit Facility, including the swingline loan and letter of credit sub-facility extended to the Company thereunder, are secured by (i) a continuing first priority lien on and security interest in and to substantially all of the assets of the Company and its domestic subsidiaries and (ii) a continuing first priority pledge of the Pledged Collateral of the Company and the Guarantors identified in the Security Agreement and the Pledge Agreement executed in connection with the Revolving Credit Facility. The combined maximum borrowings under the Revolving Credit Facility are $30 million. Proceeds of borrowings may be used for working capital and general corporate purposes. The Company utilized $3.7 million of the credit line to address short-term working capital needs and repaid that $3.7 million during the third quarter of fiscal 2024. There was no amount outstanding under the Revolving Credit Facility as of March 2, 2024.

The Credit Agreement provides that the Company must maintain compliance with a maximum consolidated leverage ratio covenant and a minimum consolidated fixed charge coverage ratio, each as determined in accordance with the Credit Agreement. The Credit Agreement also contains affirmative, negative and financial covenants customary for financings of this type, including, among other things, limitations on certain other indebtedness, loans and investments, liens, mergers, asset sales, and transactions with affiliates, as well as customary events of default for financings of this type. The Company was in compliance with financial covenants under the Credit Agreement as of March 2, 2024.

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

The Company did not capitalize short-term leases for all asset classes defined as leases with a term of shorter than twelve months on the balance sheet. These leases have not been transitioned to ASC 842. As a practical expedient, the Company did not reassess the accounting for initial direct costs of current leases.

Several leases include renewal clauses which vary in length and may not include specific rent renewal amounts. The Company will revise the value of the right of use assets and associated lease liabilities upon a remeasurement event.

The net assets and liabilities related to operating leases were as follows (in thousands):

Lease Type	March 2, 2024	May 27, 2023
Operating lease right of use asset	$3,120	$2,457
Operating lease liability current	1,234	1,028
Operating lease liability non-current	1,886	1,429

The components of lease costs were as follows (in thousands):

		Three Months Ended
		March 2, 2024	February 25, 2023
Consolidated operating lease expense	Operating expenses	$457	$434

		Nine Months Ended
		March 2, 2024	February 25, 2023
Consolidated operating lease expense	Operating expenses	$1,328	$1,300

The approximate future minimum lease payments under operating leases at March 2, 2024 were as follows (in thousands):

Fiscal Year	Operating Leases
Remaining 2024	$352
2025	1,332
2026	923
2027	403
2028	197
Thereafter	118
Total lease payments	3,325
Less imputed interest	205
Net minimum lease payments	$3,120

The weighted average remaining lease terms and interest rates of leases held by the Company as of March 2, 2024 were as follows:

Lease Type	Weighted Average Remaining Lease Term in Years	Weighted Average Interest Rate
Operating leases	2.8	4.4%

The cash activities associated with our leases for the three and nine-month periods ending March 2, 2024 and February 25, 2023, were as follows (in thousands):

		Three Months Ended
Cash Flow Source	Classification	March 2, 2024	February 25, 2023

Operating cash flows from operating leases	Operating activities	$354	$150

		Nine Months Ended
Cash Flow Source	Classification	March 2, 2024	February 25, 2023

Operating cash flows from operating leases	Operating activities	$977	$646

7. INCOME TAXES

We recorded an income tax provision of $0.1 million and $5.3 million for the first nine months of fiscal 2024 and the first nine months of fiscal 2023, respectively. The effective income tax rate during the first nine months of fiscal 2024 was a tax provision of 39.2% as compared to a tax provision of 22.5% during the first nine months of fiscal 2023. The difference in rate during the first nine months of fiscal 2024 as compared to the first nine months of fiscal 2023 reflects changes in our geographical distribution of income, which is primarily driven by a decrease in U.S. earnings for fiscal 2024 and the state income tax provision, as well as the U.S. research and development credits. The 39.2% effective income tax rate differs from the federal statutory rate of 21% as a result of our geographical distribution of income, which is primarily driven by a decrease in U.S. earnings for fiscal 2024, state income tax provision and the U.S. research and development credit.

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

We have historically determined that certain undistributed earnings of our foreign subsidiaries, to the extent of cash available, will be repatriated to the U.S. The deferred tax liability on the outside basis difference is primarily withholding tax on future dividend distributions. The deferred tax liability related to undistributed earnings of our foreign subsidiaries was less than $0.1 million as of March 2, 2024 and May 27, 2023.

The Company did not have any uncertain tax positions as of March 2, 2024 and May 27, 2023. We record penalties and interest related to uncertain tax positions in the income tax expense line item within the consolidated statements of comprehensive loss when applicable.

The Company maintains a valuation allowance representing the portion of the deferred tax asset that management does not believe is more likely than not to be realized. The valuation allowance was $1.4 million as of March 2, 2024 and May 27, 2023. The current valuation allowance deferred tax assets in foreign jurisdictions where historical taxable losses have been incurred ($1.2 million) and state NOLs ($0.2 million). The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth.

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

The allocation of undistributed (loss) earnings between common stock and Class B common stock is based on the relationship of the weighted shares outstanding for the respective stock class (common or Class B) to the total of the weighted shares outstanding for common stock and 90% of the weighted shares outstanding for Class B common stock. The adjustment to the number of outstanding Class B common stock shares reflects the limitation of Class B common stock dividends to 90% of common stock dividends.

The earnings per share (“EPS”) presented in our unaudited consolidated statements of comprehensive income was based on the following amounts (in thousands, except per share amounts):

	Three Months Ended
	March 2, 2024		February 25, 2023
	Basic	Diluted	Basic	Diluted
Numerator for Basic and Diluted EPS:
Net income	$750	$750	$6,340	$6,340
Less dividends:
Common stock	733	733	724	724
Class B common stock	111	111	110	110
Undistributed (loss) earnings	$(94)	$(94)	$5,506	$5,506

Common stock undistributed (loss) earnings	$(82)	$(82)	$4,774	$4,805
Class B common stock undistributed (loss) earnings	(12)	(12)	732	701
Total undistributed (loss) earnings	$(94)	$(94)	$5,506	$5,506

Denominator for Basic and Diluted EPS:
Common stock weighted average shares	12,227	12,227	12,047	12,047
Effect of dilutive securities
Dilutive stock options		218		619
Denominator for diluted EPS adjusted for weighted average shares and assumed conversion		12,445		12,666
Class B common stock weighted average shares and shares under if-converted method for diluted EPS	2,052	2,052	2,052	2,052

Net income per share:
Common stock	$0.05	$0.05	$0.46	$0.44

Class B common stock	$0.05	$0.05	$0.41	$0.40

Note: There were no common stock options that were antidilutive in the third quarter of fiscal 2024 and fiscal 2023.

	Nine Months Ended
	March 2, 2024		February 25, 2023
	Basic	Diluted	Basic	Diluted
Numerator for Basic and Diluted EPS:
Net income	$180	$180	$18,213	$18,213
Less dividends:
Common stock	2,199	2,199	2,152	2,152
Class B common stock	333	333	332	332
Undistributed (loss) earnings	$(2,352)	$(2,352)	$15,729	$15,729

Common stock undistributed (loss) earnings	$(2,043)	$(2,049)	$13,614	$13,707
Class B common stock undistributed (loss) earnings	(309)	(303)	2,115	2,022
Total undistributed (loss) earnings	$(2,352)	$(2,352)	$15,729	$15,729

Denominator for Basic and Diluted EPS:
Common stock weighted average shares	12,208	12,208	11,893	11,893
Effect of dilutive securities
Dilutive stock options		272		631
Denominator for diluted EPS adjusted for weighted average shares and assumed conversion		12,480		12,524
Class B common stock weighted average shares and shares under if-converted method for diluted EPS	2,052	2,052	2,053	2,053

Net income per share:
Common stock	$0.01	$0.01	$1.33	$1.27

Class B common stock	$0.01	$0.01	$1.19	$1.15

Note: There were no common stock options that were antidilutive in the first nine months of fiscal 2024 and fiscal 2023.

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

Operating results by segment are summarized in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	March 2, 2024	February 25, 2023	March 2, 2024	February 25, 2023
PMT
Net Sales	$31,163	$46,822	$98,199	$132,761
Gross Profit	8,815	15,404	29,231	44,950

GES
Net Sales	11,531	11,471	18,534	32,275
Gross Profit	3,070	2,948	5,411	10,132

Canvys
Net Sales	6,590	9,685	23,770	30,177
Gross Profit	2,265	3,103	8,070	9,364

Healthcare
Net Sales	3,091	2,386	8,583	8,613
Gross Profit	1,286	950	2,530	2,837

Geographic net sales information is primarily grouped by customer destination into five areas: North America; Asia/Pacific; Europe; Latin America; and Other.

Net sales and gross profit by geographic region are summarized in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	March 2, 2024	February 25, 2023	March 2, 2024	February 25, 2023
Net Sales
North America	$21,456	$29,721	$57,772	$93,126
Asia/Pacific	12,116	14,999	34,988	47,859
Europe	16,081	15,886	46,542	47,816
Latin America	2,732	9,771	8,237	15,077
Other (1)	(10)	(13)	1,547	(52)
Total	$52,375	$70,364	$149,086	$203,826

Gross Profit
North America	$8,362	$11,463	$21,620	$36,926
Asia/Pacific	2,902	4,664	10,217	14,985
Europe	4,824	5,132	14,105	14,417
Latin America	1,018	2,508	3,004	4,410
Other (1)	(1,670)	(1,362)	(3,704)	(3,455)
Total	$15,436	$22,405	$45,242	$67,283

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

10. RISKS AND UNCERTAINTIES

Our business and the companies with which we do business are subject to risks and uncertainties caused by factors beyond our control. Such factors include economic pressures related to inflation, rising interest rates, economic weakness or recession, as well as geopolitical and public health events such as conflicts involving the Russia-Ukraine and Middle East, tightening labor markets, and pandemics. These and other similar conditions and events have in the past and could in the future disrupt our operations and could have a material adverse effect on our business, results of operations, cash flows and financial condition.

11. RELATED PARTY TRANSACTION

On June 15, 2015, the Company entered into a lease agreement for the IMES facility with LDL, LLC. That lease agreement was extended for five years in fiscal 2021. The Company is entitled to extend the term of the lease for an additional five-year renewal term by notifying the landlord in writing of its intention to do so within six months of the expiration of the term. The Executive Vice President of IMES, Lee A. McIntyre III (former owner of IMES), has an ownership interest in LDL, LLC. Mr. McIntyre departed from the Company in fiscal year 2023, effective as of September 24, 2022. The lease agreement provides for monthly payments over five years with total future minimum lease payments of $0.2 million. Rental expense related to this lease amounted to $0.1 million for the nine months ended March 2, 2024 and February 25, 2023.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Certain statements in this report may constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. The terms “may”, “should”, “could”, “anticipate”, “believe”, “continues”, “estimate”, “expect”, “intend”, “objective”, “plan”, “potential”, “project” and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. These statements are based on management’s current expectations, intentions or beliefs and are subject to a number of factors, assumptions and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Factors that could cause or contribute to such differences or that might otherwise impact the business include; economic, labor and political conditions; global business disruption caused by the Russian invasion of Ukraine and related sanctions; currency exchange fluctuations; and the ability of the Company to manage its growth and the risk factors set forth in our Annual Report on Form 10-K filed with the SEC on July 31, 2023. We undertake no obligation to update any such factor or to publicly announce the results of any revisions to any forward-looking statements contained herein whether as a result of new information, future events or otherwise.

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

INTRODUCTION

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to assist the reader in better understanding our business, results of operations, financial condition, changes in financial condition and significant developments. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes appearing elsewhere in this filing. This section is organized as follows:

•
Business Overview
•
Results of Operations – an analysis and comparison of our consolidated results of operations for the three and nine-month periods ended March 2, 2024 and February 25, 2023, as reflected in our unaudited consolidated statements of comprehensive income.
•
Liquidity, Financial Position and Capital Resources – a discussion of our primary sources and uses of cash for the nine-month periods ended March 2, 2024 and February 25, 2023, and a discussion of changes in our financial position.

Business Overview

Richardson Electronics, Ltd. (the "Company", "we", "our") is a leading global manufacturer of engineered solutions, power grid and microwave tubes and related consumables; power conversion and RF and microwave components; high-value replacement parts, tubes and service training for diagnostic imaging equipment; and customized display solutions. Nearly 55% of our products are manufactured at our facilities located in LaFox, Illinois, Marlborough, Massachusetts and Donaueschingen, Germany, or by one of our manufacturing partners throughout the world. All our partners manufacture to our strict specifications and per our supplier code of conduct. We serve customers in the alternative energy, healthcare, aviation, broadcast, communications, industrial, marine, medical, military, scientific and semiconductor markets. The Company’s strategy is to provide specialized technical expertise and “engineered solutions” based on our core engineering and manufacturing capabilities. The Company provides solutions and adds value through design-in support, systems integration, prototype design and manufacturing, testing, logistics and aftermarket technical service and repair through its global infrastructure.

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

Management continues to work with suppliers and customers to mitigate the impact of the tariffs in our markets. However, if the Company is unable to successfully pass through the additional cost of these tariffs, or if the higher prices reduce demand for the Company's products, it will have a negative effect on the Company's sales and gross margins.

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

We currently operate within the following major geographic regions: North America, Asia/Pacific, Europe and Latin America.

RESULTS OF OPERATIONS

Financial Summary – Three Months Ended March 2, 2024

•
The third quarter of fiscal 2024 and fiscal 2023 both contained 13 weeks.
•
Net sales during the third quarter of fiscal 2024 were $52.4 million, a decrease of 25.6%, compared to net sales of $70.4 million during the third quarter of fiscal 2023.
•
Gross margin decreased to 29.5% during the third quarter of fiscal 2024 compared to 31.8% during the third quarter of fiscal 2023.
•
Selling, general and administrative expenses were $14.4 million or 27.6% of net sales during the third quarter of fiscal 2024 compared to $14.8 million or 21.0% of net sales during the third quarter of fiscal 2023.
•
Operating income during the third quarter of fiscal 2024 was $1.0 million compared to operating income of $7.6 million during the third quarter of fiscal 2023.
•
Net income during the third quarter of fiscal 2024 was $0.8 million compared to net income of $6.3 million during the third quarter of fiscal 2023.

Financial Summary – Nine Months Ended March 2, 2024

•
The first nine months of fiscal 2024 contained 40 weeks and the first nine months of fiscal 2023 contained 39 weeks.
•
Net sales during the first nine months of fiscal 2024 were $149.1 million, a decrease of 26.9%, compared to net sales of $203.8 million during the first nine months of fiscal 2023.
•
Gross margin decreased to 30.3% during the first nine months of fiscal 2024 compared to 33.0% during the first nine months of fiscal 2023.
•
Selling, general and administrative expenses were $44.7 million or 30.0% of net sales during the first nine months of fiscal 2024 compared to $43.7 million or 21.4% of net sales during the first nine months of fiscal 2023.
•
Operating income during the first nine months of fiscal 2024 was $0.5 million compared to operating income of $23.6 million during the first nine months of fiscal 2023.
•
Net income during the first nine months of fiscal 2024 was $0.2 million compared to net income of $18.2 million during the first nine months of fiscal 2023.

Net Sales and Gross Profit Analysis

Net sales by segment and percent change during the third quarter and first nine months of fiscal 2024 and fiscal 2023 were as follows (in thousands):

Net Sales	Three Months Ended		FY24 vs. FY23
	March 2, 2024	February 25, 2023	% Change
PMT	$31,163	$46,822	-33.4%
GES	11,531	11,471	0.5%
Canvys	6,590	9,685	-32.0%
Healthcare	3,091	2,386	29.5%
Total	$52,375	$70,364	-25.6%

	Nine Months Ended		FY24 vs. FY23
	March 2, 2024	February 25, 2023	% Change
PMT	$98,199	$132,761	-26.0%
GES	18,534	32,275	-42.6%
Canvys	23,770	30,177	-21.2%
Healthcare	8,583	8,613	-0.3%
Total	$149,086	$203,826	-26.9%

During the third quarter of fiscal 2024, consolidated net sales decreased 25.6% compared to the third quarter of fiscal 2023. Sales for PMT decreased 33.4%, sales for GES increased 0.5%, sales for Canvys decreased 32.0% and sales for Healthcare increased 29.5%. The decrease in PMT was mainly due to a cyclical downturn in the semi-wafer fabrication industry. The increase in GES was mainly due to increased shipments of battery modules for wind turbine products. The decrease in Canvys was primarily due to customer pushouts in the North American market. The increase in Healthcare was primarily due to increases in parts and CT tube sales, partially offset by a decrease in equipment sales.

During the first nine months of fiscal 2024, consolidated net sales decreased 26.9% compared to the first nine months of fiscal 2023. Sales for PMT decreased 26.0%, sales for GES decreased 42.6%, sales for Canvys decreased 21.2% and sales for Healthcare decreased 0.3%. The decrease in sales for PMT was mainly due to a cyclical downturn in the semi-wafer fabrication industry. The decrease in sales for GES reflected the project-based nature of this segment and was mainly due to lower shipments of battery modules for wind turbine products in the first half of the year and the completion of the EV locomotive prototype build in fiscal 2023. The decrease in sales for Canvys was primarily due to lower sales in the North American market. The decrease in sales for Healthcare was primarily due to decreases in equipment sales, partially offset by an increase in CT tube sales.

Gross profit by segment and percent of net sales for the third quarter and first nine months of fiscal 2024 and fiscal 2023 were as follows (in thousands):

Gross Profit	Three Months Ended
	March 2, 2024	% of Net Sales	February 25, 2023	% of Net Sales
PMT	$8,815	28.3%	$15,404	32.9%
GES	3,070	26.6%	2,948	25.7%
Canvys	2,265	34.4%	3,103	32.0%
Healthcare	1,286	41.6%	950	39.8%
Total	$15,436	29.5%	$22,405	31.8%

	Nine Months Ended
	March 2, 2024	% of Net Sales	February 25, 2023	% of Net Sales
PMT	$29,231	29.8%	$44,950	33.9%
GES	5,411	29.2%	10,132	31.4%
Canvys	8,070	34.0%	9,364	31.0%
Healthcare	2,530	29.5%	2,837	32.9%
Total	$45,242	30.3%	$67,283	33.0%

Gross profit reflects the distribution and manufacturing product margin less manufacturing variances, inventory obsolescence charges, customer returns, scrap and cycle count adjustments, engineering costs and other provisions.

Consolidated gross profit decreased to $15.4 million during the third quarter of fiscal 2024 compared to $22.4 million during the third quarter of fiscal 2023. Consolidated gross margin as a percentage of net sales decreased to 29.5% during the third quarter of fiscal 2024 when compared to 31.8% during the third quarter of fiscal 2023. This decrease was mainly due to the unfavorable product mix and manufacturing under absorption in PMT with a partial offset from the favorable product mix in GES, Canvys and Healthcare.

Consolidated gross profit decreased to $45.2 million during the first nine months of fiscal 2024 compared to $67.3 million during the first nine months of fiscal 2023. Consolidated gross margin as a percentage of net sales decreased to 30.3% during the first nine months of fiscal 2024 compared to 33.0% during the first nine months of fiscal 2023. This decrease was primarily due to unfavorable product mix and manufacturing under absorption in PMT, unfavorable product mix in GES, manufacturing under absorption and higher scrap in Healthcare with a partial offset from the favorable product mix in Canvys.

Power and Microwave Technologies

PMT net sales decreased 33.4% to $31.2 million during the third quarter of fiscal 2024 from $46.8 million during the third quarter of fiscal 2023. The decrease was mainly due to lower sales of semi-wafer fabrication products which mainly reflected the cyclical slowdown in that market. Gross margin as a percentage of net sales decreased to 28.3% during the third quarter of fiscal 2024 as compared to 32.9% during the third quarter of fiscal 2023 due to unfavorable product mix and manufacturing under absorption.

PMT net sales decreased 26.0% to $98.2 million during the first nine months of fiscal 2024 from $132.8 million during the first nine months of fiscal 2023. The decrease was due to lower sales of semi-wafer fabrication products reflecting the cyclical slowdown in that market. Gross margin as a percentage of net sales decreased to 29.8% during the first nine months of fiscal 2024 as compared to 33.9% during the first nine months of fiscal 2023 due to unfavorable product mix and manufacturing under absorption.

Green Energy Solutions

GES net sales increased 0.5% to $11.5 million during the third quarter of fiscal 2024 compared to the third quarter of fiscal 2023. The increase reflected the project-based nature of this segment and was mainly due to increased shipments of battery modules for wind turbine products. Gross margin as a percentage of net sales increased to 26.6% during the third quarter of fiscal 2024 as compared to 25.7% during the third quarter of fiscal 2023 due to product mix.

GES net sales decreased 42.6% to $18.5 million during the first nine months of fiscal 2024 from $32.3 million during the first nine months of fiscal 2023. The decrease reflected the project-based nature of this segment and was mainly due to lower shipments of battery modules for wind turbine products in Q1 and Q2 and completion of our EV locomotive prototype build in fiscal 2023. Gross margin was 29.2% during the first nine months of fiscal 2024 as compared to 31.4% during the first nine months of fiscal 2023 due to product mix.

Canvys

Canvys net sales decreased 32.0% to $6.6 million during the third quarter of fiscal 2024 from $9.7 million during the third quarter of fiscal 2023, due to customer pushouts in the North American market. Gross margin as a percentage of net sales increased to 34.4% during the third quarter of fiscal 2024 from 32.0% during the third quarter of fiscal 2023 primarily due to improved product mix.

Canvys net sales decreased 21.2% to $23.8 million during the first nine months of fiscal 2024 from $30.2 million during the first nine months of fiscal 2023, due to lower sales in the North American market. Gross margin as a percentage of net sales increased to 34.0% during the first nine months of fiscal 2024 from 31.0% during the first nine months of fiscal 2023 primarily due to improved product mix and lower freight costs.

Healthcare

Healthcare net sales increased 29.5% to $3.1 million during the third quarter of fiscal 2024 from $2.4 million during the third quarter of fiscal 2023 primarily due to increases in parts and CT tube sales, partially offset by a decrease in equipment sales. Gross margin as a percentage of net sales increased to 41.6% during the third quarter of fiscal 2024 as compared to 39.8% during the third quarter of fiscal 2023 primarily due to product mix.

Healthcare net sales decreased 0.3% during the first nine months of fiscal 2024 from $8.6 million during the first nine months of fiscal 2023 primarily due to a decrease in equipment sales, partially offset by an increase in CT tube sales. Gross margin as a percentage of net sales decreased to 29.5% during the first nine months of fiscal 2024 as compared to 32.9% during the first nine months of fiscal 2023 primarily due to manufacturing under absorption and higher scrap expense.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) decreased slightly to $14.4 million for the third quarter of fiscal 2024 when compared to $14.8 million for the year ago quarter. The decrease from the third quarter of fiscal 2023 reflected lower incentives due to financial performance partially offset by higher R&D expenses. Expressed as a percentage of net sales, SG&A for the third quarter of fiscal 2024 increased to 27.6% compared to 21.0% for the third quarter of fiscal 2023.

SG&A increased $1.0 million or 2.3% to $44.7 million for the first nine months of fiscal 2024 when compared to the prior year. The increase from the first nine months of fiscal 2023 mainly reflected higher salaries and R&D expenses, partially offset by lower incentive expense. Expressed as a percentage of net sales, SG&A for the first nine months of fiscal 2024 increased to 30.0% compared to 21.4% for the first nine months of fiscal 2023.

Other Income/Expense

Other expense was less $0.1 million during the third quarter of fiscal 2024, compared to other income of $0.4 million for the third quarter of fiscal 2023. Other expense during the third quarter of fiscal 2024 included interest income and foreign exchange losses. Our foreign exchange gains and losses are primarily due to the translation of U.S. dollars held in non-U.S. entities. We currently do not utilize derivative instruments to manage our exposure to foreign currency.

Other expense was $0.2 million during the first nine months of fiscal 2024, compared to other expense of $0.1 million for the first nine months of fiscal 2023. Other expense during the first nine months of fiscal 2024 included interest income and foreign exchange losses. Our foreign exchange gains and losses are primarily due to the translation of U.S. dollars held in non-U.S. entities.

Income Tax Provision

We recorded an income tax provision of $0.2 million and $1.7 million for the third quarter of fiscal 2024 and the third quarter of fiscal 2023, respectively. The effective income tax rate during the third quarter of fiscal 2024 was 23.4% as compared to 20.7% during the third quarter of fiscal 2023. The difference in rate during the third quarter of fiscal 2024 as compared to the third quarter of fiscal 2023 reflects changes in our geographical distribution of income, which is primarily driven by a decrease in U.S. earnings for fiscal 2024 and the state income tax provision as well as the U.S. research and development credits. The 23.4% effective income tax rate differs from the federal statutory rate of 21% as a result of our geographical distribution of income and the utilization of the U.S. research and development credit.

We recorded an income tax provision of $0.1 million and $5.3 million for the first nine months of fiscal 2024 and the first nine months of fiscal 2023, respectively. The effective income tax rate during the first nine months of fiscal 2024 was a tax provision of 39.2% as compared to a tax provision of 22.5% during the first nine months of fiscal 2023. The difference in rate during the first nine months of fiscal 2024 as compared to the first nine months of fiscal 2023 reflects changes in our geographical distribution of income, which is primarily driven by a decrease in U.S. earnings for fiscal 2024, and the state income tax provision, as well as the U.S. research and development credits. The 39.2% effective income tax rate differs from the federal statutory rate of 21% as a result of our geographical distribution of income, which is primarily driven by a decrease in U.S. earnings for fiscal 2024, state income tax provision and the U.S. research and development credit.

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

The Company did not have any uncertain tax positions as of March 2, 2024 and May 27, 2023. We record penalties and interest related to uncertain tax positions in the income tax expense line item within the consolidated statements of comprehensive loss when applicable.

Net Income and Per Share Data

Net income during the third quarter of fiscal 2024 was $0.8 million, or $0.05 per diluted common share and $0.05 per Class B diluted common share as compared to net income of $6.3 million during the third quarter of fiscal 2023 or $0.44 per diluted common share and $0.40 per Class B diluted common share.

Net income during the first nine months of fiscal 2024 was $0.2 million, or $0.01 per diluted common share and $0.01 per Class B diluted common share as compared to net income of $18.2 million during the first nine months of fiscal 2023 or $1.27 per diluted common share and $1.15 per Class B diluted common share.

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

Our operations and cash needs have been primarily financed through cash on hand.

Cash and cash equivalents were $18.9 million at March 2, 2024. Cash and cash equivalents by geographic area at March 2, 2024 consisted of $5.7 million in North America, $5.9 million in Europe, $1.0 million in Latin America and $6.3 million in Asia/Pacific. We repatriated $0.3 million to the United States in the second quarter of fiscal 2024 from our entity in Mexico. Although the Tax Cuts and Jobs Act generally eliminated federal income tax on future cash repatriation to the United States, cash repatriation may be subject to state and local taxes, withholding or similar taxes. See Note 8, Income Taxes, of the notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for the fiscal year ended May 27, 2023, filed with the SEC on July 31, 2023, for further information.

Cash and cash equivalents were $25.0 million on May 27, 2023. Cash and cash equivalents by geographic area on May 27, 2023 consisted of $8.1 million in North America, $8.6 million in Europe, $1.5 million in Latin America and $6.8 million in Asia/Pacific. No funds were repatriated to the United States in fiscal 2023 from our foreign entities.

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

On March 20, 2023, the Company established a senior, secured revolving credit facility agreement with a three-year term in an aggregate principal amount not to exceed $30 million, including a swingline loan and a letter of credit sub-facility (collectively, the "Revolving Credit Facility") with PNC Bank. The Revolving Credit Facility is guaranteed by the Company's domestic subsidiaries. Proceeds of the borrowings under the Revolving Credit Facility are expected to be used for working capital and general corporate purposes of the Company and its subsidiaries. The Company utilized $3.7 million of the credit line to address short-term cash requirements and repaid that $3.7 million during the third quarter of fiscal 2024. As of the end of the third quarter for fiscal 2024 and the date of this report, no amounts were outstanding under the Revolving Credit Facility.

Cash Flows from Operating Activities

Cash flows from operating activities are primarily a result of our net income adjusted for non-cash items and changes in our operating assets and liabilities.

Operating activities used $0.7 million of cash during the first nine months of fiscal 2024. We had a net income of $0.2 million during the first nine months of fiscal 2024, which included non-cash stock-based compensation expense of $1.0 million associated with the issuance of stock option and restricted stock awards, inventory reserve provisions of $0.5 million and depreciation and amortization expense of $3.2 million associated with our property and equipment as well as amortization of our intangible assets. Changes in our operating assets and liabilities used $5.7 million in cash during the first nine months of fiscal 2024, net of foreign currency exchange gains and losses included an increase in inventory of $2.2 million, a decrease in accounts payable of $5.2 million and an increase in prepayments of $0.1 million. Partially offsetting the cash utilization was a decrease in receivables of $1.0 million and an increase in accrued liabilities of $0.6 million. The decrease in accounts receivable was primarily due to the lower level of sales across our operating segments in the current quarter. Most of the inventory increase supported the products for electron tubes and Healthcare. The changes in accounts payable and accrued liabilities were timing related.

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

Cash Flows from Investing Activities

Cash used in investing activities of $3.1 million during the first nine months of fiscal 2024 was due to capital expenditures. Capital expenditures were primarily related to our IT system and the LaFox manufacturing and facilities renovation. LaFox manufacturing primarily supports the Electron Device Group ("EDG") and Green Energy Solutions ("GES").

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

Cash used in financing activities of $2.3 million during the first nine months of fiscal 2024 primarily resulted from $2.5 million of dividend payments to stockholders partially offset by $0.3 million of proceeds from the issuance of stock.

Cash provided by financing activities of $0.9 million during the first nine months of fiscal 2023 primarily resulted from the $3.4 million proceeds from the issuance of stock less the $2.5 million of dividend payments to stockholders.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Risk Management and Market Sensitive Financial Instruments

We are exposed to many different market risks with the various industries we serve. The primary financial risk we are exposed to is foreign currency exchange, as certain of our operations, assets and liabilities are denominated in foreign currencies. We manage these risks through normal operating and financing activities.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 2, 2024.

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

(b) Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the third quarter of fiscal 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101

The following financial information from our Quarterly Report on Form 10-Q for the third quarter of fiscal 2024, filed with the SEC on April 11, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Comprehensive (Loss) Income, (iii) the Unaudited Consolidated Statements of Cash Flows, (iv) the Unaudited Consolidated Statement of Stockholders’ Equity and (v) Notes to Unaudited Consolidated Financial Statements.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RICHARDSON ELECTRONICS, LTD.

Date: April 11, 2024	By:	/s/ Robert J. Ben
Robert J. Ben Chief Financial Officer and Chief Accounting Officer (on behalf of the Registrant and as Principal Financial Officer)