Form 10-K
period 2024-06-01
RICHARDSON ELECTRONICS, LTD.
filed 2024-08-05
CIK 355948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 1, 2024

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of December 2, 2023 was approximately $160.5 million.

As of July 26, 2024, there were outstanding 12,327,733 shares of Common Stock, $0.05 par value and 2,049,238 shares of Class B Common Stock, $0.05 par value, which are convertible into Common Stock of the registrant on a one-for-one basis.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders scheduled to be held October 8, 2024, which will be filed pursuant to Regulation 14A, are incorporated by reference in Part III of this report. Except as specifically incorporated herein by reference, the above mentioned Proxy Statement is not deemed filed as part of this report.

Auditor Firm ID: 00243 Auditor Name: BDO USA, P.C. Auditor Location: Chicago, IL, USA

Forward Looking Statements

Certain statements in this report may constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. The terms “may,” “should,” “could,” “anticipate,” “believe,” “continues,” “estimate,” “expect,” “intend,” “objective,” “plan,” “potential,” “project,” and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. These statements are based on management’s current expectations, intentions or beliefs and are subject to a number of factors, assumptions and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Factors that could cause or contribute to such differences or that might otherwise impact the business include the risk factors set forth in Item 1A of this Form 10-K. We undertake no obligation to update any such factor or to publicly announce the results of any revisions to any forward-looking statements contained herein whether as a result of new information, future events or otherwise.

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

PART I

ITEM 1. Business

General

Richardson Electronics, Ltd. (the "Company," "we," "our") is a leading global manufacturer of engineered solutions, power grid and microwave tubes and related consumables; power conversion and RF and microwave components; high-value replacement parts, tubes and service training for diagnostic imaging equipment; and customized display solutions. Nearly 55% of our products are manufactured at our facilities located in LaFox, Illinois, Marlborough, Massachusetts and Donaueschingen, Germany, or by one of our manufacturing partners throughout the world. We serve customers in the alternative energy, healthcare, aviation, broadcast, communications, industrial, marine, medical, military, scientific and semiconductor markets. The Company’s strategy is to provide specialized technical expertise and “engineered solutions” based on our core engineering and manufacturing capabilities. The Company provides solutions and adds value through design-in support, systems integration, prototype design and manufacturing, testing, logistics and aftermarket technical service and repair through its global infrastructure.

Our fiscal year 2024 began on May 28, 2023 and ended on June 1, 2024, our fiscal year 2023 began on May 29, 2022 and ended on May 27, 2023 and our fiscal year 2022 began on May 30, 2021 and ended on May 28, 2022. Unless otherwise noted, all references to a particular year in this document shall mean the fiscal year for such period.

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

We are also subject to various domestic and international export, trade and anti-corruption laws, such as the Arms Export Control Act, the International Traffic in Arms Regulations (“ITAR”), the Export Administration Regulations (“EAR”), anti-money laundering laws and regulations and the trade and trade sanctions laws and regulations administered by the Office of the United States Trade Representative and the United States Department of the Treasury’s Office of Foreign Assets Control. Violations of these laws and regulations may result in severe criminal or civil sanctions and penalties.

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

Certain of the Company’s products are manufactured in China and are imported into the United States. Our importation of products into the United States from China is subject to tariffs instituted and imposed from time to time by The Office of the United States Trade Representative. Management works with suppliers and customers in an effort to mitigate the impact of such tariffs on customer markets. Our sales and gross margins on certain products could be negatively impacted if we are unable to successfully pass through the additional cost of applicable tariffs, or if higher prices reduce demand for the Company's products.

For more information on risks related to the laws and regulations to which we are subject, see the relevant discussions throughout Item 1A, Risk Factors of this Annual Report on Form 10-K.

Geography

We currently have operations in the following major geographic regions: North America, Asia/Pacific, Europe and Latin America. Selected financial data attributable to each segment and geographic region for fiscal 2024, fiscal 2023 and fiscal 2022 is set forth in Note 10, Segment and Geographic Information, of the notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

Business Segments

The Company reports it financial performance on the operating and reportable segments defined as follows:

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

PMT’s inventory levels reflect our commitment to maintaining an inventory of a broad range of products for customers who are buying products for replacement of components used in critical equipment and designing in new technologies. PMT also sells a number of products representing trailing edge technology. While the market for these trailing edge technology products is declining, PMT is increasing its market share. PMT often buys products it knows it can sell ahead of any supplier price increases and extended lead times. As manufacturers for these products exit the business, PMT has the option to purchase a substantial portion of their remaining inventory.

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

PMT’s suppliers provide warranty coverage for the products and allow the return of defective products, including those returned to PMT by its customers. For information regarding the warranty reserves, see Note 3, Significant Accounting Policies and Disclosures, of the notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

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

Healthcare manufactures, repairs, refurbishes and distributes high value replacement parts and equipment for the healthcare market including hospitals, medical centers, asset management companies, independent service organizations and multi-vendor service providers. Products include diagnostic imaging replacement parts for CT and MRI systems; replacement CT and MRI tubes; CT service training; MRI and RF amplifiers; hydrogen thyratrons, klystrons, magnetrons; flat panel detector upgrades; pre-owned CT systems; and additional replacement solutions currently under development for the diagnostic imaging service market. Through a combination of newly developed products and partnerships, service offerings and training programs, we believe we can help our customers improve efficiency while lowering the cost of healthcare delivery.

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

Distribution

We maintain over 100,000 part numbers in our product inventory database and we estimate that more than 90% of orders received by 6:00 p.m. local time are shipped complete the same day for in-stock product. Customers can access our products on our websites, www.rell.com, www.rellhealthcare.com, www.canvys.com, www.rellpower.com, www.relltubes.com and www.rellaser.com, through electronic data interchange, or by telephone. Customer orders are processed by our regional sales offices and supported primarily by one of our distribution facilities in LaFox, Illinois; Fort Mill, South Carolina; Amsterdam, Netherlands; Marlborough, Massachusetts; Donaueschingen, Germany; or Singapore, Singapore. We also have satellite warehouses in Sao Paulo, Brazil; Shanghai, China; Bangkok, Thailand; and Hook, United Kingdom. Our data processing network provides on-line, real-time interconnection of all sales offices and central distribution operations, 24 hours per day, seven days per week. Information on stock availability, pricing in local currency, cross-reference information, customers and market analyses are obtainable throughout the entire distribution network. The content of our websites is not deemed to be incorporated by reference in this report filed with the Securities and Exchange Commission.

International Sales

During fiscal 2024, we made approximately 60% of our sales outside the United States. We continue to pursue new international sales to further expand our geographic reach.

Major Customers

No one customer accounted for more than 10 percent of the Company’s consolidated net sales for fiscal 2024. Sales to one customer in our PMT segment totaled $31.2 million, which accounted for 12 percent of the Company’s consolidated net sales in fiscal 2023. No one customer accounted for more than 10 percent of the Company’s consolidated net sales for fiscal 2022. See Note 10, Segment and Geographic Information, of the notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further information.

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

As of June 1, 2024, we employed 442 individuals, 407 of whom were employed on a full-time basis and 35 of whom were employed on a part-time basis. Of these, 284 full-time and 15 part-time employees were located in the United States and 123 full-time and 20 part-time employees were located internationally. All our employees are non-union.

The Company offers employees a competitive compensation program, designed to recognize and reward both individual and company performance through base pay, variable compensation programs, and health, well-being and retirement programs to meet the needs of our employees.

Diversity, Equity, Inclusion & Belonging ("DEI&B")

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

Management has identified DEI&B as a priority for our Company. Significant positive change requires careful planning, leadership, resources, and coordination. The Company established a DEI&B committee to plan and implement changes to achieve our goal of being a more diverse and inclusive organization. The DEI&B committee has been charged with making recommendations about how we, as a company, can promote and act upon the Company’s initiatives in this area. The committee will identify priorities based on employee input and incorporate these into the Company’s strategic plans, work to establish accountability and methods of measuring our progress and provide appropriate communications about our plans and achievements to our stakeholders. To date, DEI&B initiatives have focused on the following:

•
The election of a female to serve on the Board of Directors
•
Increasing DEI&B awareness on a Company-wide basis through education and involvement
•
Inclusion of socially responsible funds in our 401K Plan
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

We maintain significant inventories in an effort to ensure that customers have a reliable source of supply. Our products generally support industrial machinery powered by tube technology. As technology evolves and companies replace their capital equipment, the market for our products potentially declines. In addition, the market for many of our other products changes rapidly resulting from the development of new technologies, evolving industry standards, frequent new product introductions by some of our suppliers and changing end-user demand, which can contribute to the decline in value or obsolescence of our inventory. We do not have many long-term supply contracts with our customers. If we fail to anticipate the changing needs of our customers or we do not accurately forecast customer demand, our customers may not place orders with us, and we may accumulate significant inventories of products that we may be unable to sell or return to our vendors. This may result in a decline in the value of our inventory.

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

The products we supply are currently produced by a relatively small number of manufacturers. During fiscal 2024 two of our suppliers each represented 11% of our total cost of sales. Our success depends, in large part, on maintaining current vendor relationships and developing new relationships. To the extent that our significant suppliers are unwilling or unable to continue to do business with us, extend lead times, limit supplies due to capacity constraints or other factors, there could be a material adverse effect on our business.

Disruptions to our supply chain could adversely impact our business.

Material disruptions to our supply chains, including changes in our relationships with suppliers, shortages in availability of materials, production delays, regulatory restrictions, public health crises, or other supply chain disruptions, whether due to our suppliers or customers, could have a material adverse effect on our operations and results. Increases in the costs of supplies could result in manufacturing interruptions, delays, inefficiencies or our inability to market products. In addition, our profit margins would decrease if the prices of purchased raw materials, component parts or finished goods increase and we are unable to pass on those increases to our customers. Supply chain disruptions may be exacerbated by other events and conditions, including the Russia-Ukraine and Israel-Hamas wars, which could continue to adversely affect our ability to receive goods on a timely basis and increase our material costs. Short-term or sustained increases in market demand may exceed our suppliers’ production capacity or otherwise strain our supply chain. Our failure, or our suppliers’ failure, to meet the demand for raw materials and components could adversely affect our business and results of operations. Further disruptions to the supply chain because of other global or domestic events could materially adversely impact our operations and business. While we actively monitor and take steps to mitigate supply chain risk, there can be no assurance that our mitigation plans will prevent disruptions that may arise from shortages of materials that we use in the production of our products.

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

Our information technology systems are subject to the threat of cyber attacks, security breaches, computer hacking, as well as other damage, disruptions or shutdowns. Experienced computer programmers and hackers may be able to penetrate our security controls and misappropriate or compromise sensitive personal, proprietary or confidential information, create system disruptions or cause shutdowns. They also may be able to develop and deploy viruses, worms and other malicious software programs that attack our systems or otherwise exploit any security vulnerabilities. Additionally, third parties may attempt to fraudulently induce employees or customers into disclosing sensitive information such as usernames, passwords or other information in order to gain access to our customers’ data or our data, including our intellectual property and other confidential business information, employee information or our information technology systems. Our systems and the data stored on those systems may also be vulnerable to security incidents or security attacks, acts of vandalism or theft, coordinated attacks by activist entities, misplaced or lost data, human errors or other similar events that could negatively affect our systems and its data, as well as the data of our business partners. Further, third parties, such as hosted solution providers, that provide services to us, could also be a source of security risk in the event of a failure of their own security systems and infrastructure.

The Company maintains various information technology protections designed to detect and reduce the likelihood of cybersecurity incidents, although there can be no assurance that our protections will be successful. The Company also regularly evaluates its protections against cybersecurity incidents, including in response to specific threats and as part of the Company's information security program. There can be no assurance, however, that the Company will be able to prevent or remediate all future cybersecurity incidents or that the cost associated with responding to any such incident or impact of such incident will not be significant or material. Further, our remediation efforts may not be successful and could result in interruptions, delays or cessation of service, and loss of existing or potential suppliers or customers. In addition, breaches of our security measures and the unauthorized dissemination of sensitive personal, proprietary or confidential information about us, our business partners or other third parties could expose us to significant potential liability and reputational harm. As threats related to cyber attacks develop and grow, we may also find it necessary to make further investments to protect our data and infrastructure, which may impact our profitability. As a global enterprise, we could also be negatively impacted by existing and proposed laws and regulations, as well as government policies and practices related to cybersecurity, privacy, data localization and data protection.

Our products may be found to be defective, or our services performed may result in equipment or product damage and, as a result, warranty and/or product liability claims may be asserted against us.

We sell many of our components at prices that are significantly lower than the cost of the equipment or other goods in which they are incorporated. Because a defect or failure in a product could give rise to failures in the equipment that incorporates them, we may face claims for damages that are disproportionate to the revenues and profits we receive from the components involved in the claims. While we typically have provisions in our agreements with our suppliers that hold the supplier accountable for defective products, and we and our suppliers generally exclude consequential damages in our standard terms and conditions, our ability to avoid such liabilities may be limited as a result of various factors, including the inability to exclude such damages due to the laws of some of the countries where we do business. Our business could be adversely affected as a result of significant quality or performance issues in the components sold by us if we are required to pay for the damages. Although we have product liability insurance, such insurance is limited in coverage and amount.

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

Our revenues and gross profit margins depend significantly on global economic conditions, the demand for our products and services and the financial condition of our customers. Economic weakness and uncertainty have resulted in the past, and may result in the future, in decreased revenues and gross profit margins. Economic uncertainty also makes it more difficult for us to forecast overall supply and demand with a great deal of confidence. Financial turmoil affecting the banking system and financial markets could result in tighter credit markets and lower levels of liquidity in some financial markets. The effects of a tightened credit environment could include the insolvency of key vendors or their inability to obtain credit to finance development and/or manufacture products resulting in product delays as well as the inability of customers to obtain credit to finance operations and/or customer insolvencies. Spending and the timing thereof by our customers may have a significant impact on our results and, where such spending is delayed or canceled, it could have a material negative impact on our operating results. Current global economic conditions remain uncertain and challenging. Weakness in the markets in which we operate could negatively impact our revenue and operating expenses, and consequently have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that we will continue recovery in the near future; nor is there any assurance that worldwide economic volatility will not continue or worsen.

Further, challenges in the supply chain and disruptions in our logistics capability could further negatively impact our gross profit margins. See We are dependent on a limited number of vendors to supply us with essential products, Disruptions to the supply chain could adversely impact our business and Major disruptions to our logistics capability or to the operations of our key vendors or customers could have a material adverse impact on our operations.

Prolonged periods of inflation could increase costs, have an adverse effect on general economic conditions and impact consumer spending, which could impact our profitability and have a material adverse effect on our business and results of operations.

Rising levels of inflation continue to impact the markets in which we operate. If the inflation rate continues to increase, it can also push up the costs of labor and other expenses. If our revenues do not increase at the rate of inflation, we may not be able to maintain the same level of profitability. Inflation and government efforts to combat inflation, such as raising the benchmark interest rate, could increase market volatility and have an adverse effect on the financial market and general economic conditions. Such adverse conditions could negatively impact demand for our products, which could adversely affect our profitability, results of operations and cash flow.

Our business and results of operations are subject to a broad range of uncertainties arising out of world and domestic events.

Our operations could be adversely affected by uncertain conditions in global or regional economies, including conflict (such as Russia-Ukraine and Israel-Hamas wars), higher inflation or interest rates, recession, natural disasters, impacts of and issues related to climate change, business disruptions, our ability to adequately staff operations or otherwise and may in the future result in the decline of conditions in markets in which we operate. Any future economic declines may result in decreased revenue, gross margins, earnings or growth rates or difficulty in managing inventory levels or collecting customer receivables. We also have experienced, and expect to continue to experience, increased competitive pricing pressure, raw material inflation and availability issues resulting in difficulties meeting customer demand. In addition, customer difficulties in the future could result from economic uncertainty or the deterioration of conditions in markets in which we operate, the cyclical nature of their respective businesses, such as in the oil and gas industry, or otherwise and, in turn, result in decreases in product demand, increases in bad debt write-offs, decreases in timely collection of accounts receivable and adjustments to our allowance for credit losses, resulting in material reductions to our revenues and net earnings.

Major disruptions to our logistics capability or to the operations of our key vendors or customers could have a material adverse impact on our operations.

We operate our global logistics services through specialized and centralized distribution centers. We depend on third party transportation service providers for the delivery of products to our customers. A major interruption or disruption in service at any of our distribution centers, or a disruption at the operations of any of our significant vendors or customers, for any reason, including reasons beyond our control (such as natural disasters, pandemics or other health crises, work stoppages, power loss, cyber attacks, incidents of terrorism or other significant disruptions of services from our third party providers) could cause cancellations or delays in a significant number of shipments to customers and, as a result, could have a severe impact on our business, operations and financial performance. Further, challenges within global logistics networks, including shortages of shipping containers, international port congestion, trucking shortages and freight capacity constraints have resulted in delays in receiving key manufacturing components and increased order backlogs and transportation costs. Such logistical disruption may cause us to incur higher costs and may also result in longer lead times for our customers. Uncertainties related to the magnitude and duration of global supply chain disruptions have adversely affected, and may continue to adversely affect, our business. If we are unable to recover a substantial portion of the increase in material and transportation costs from our customers through price adjustments and/or surcharges, our business or results of operations could be adversely affected. We may also experience an increase in order cancellations if any such pricing actions are not accepted by our customers.

Risks Related to International Operations

International operations represent a significant percentage of our business and present a variety of risks that could impact our results.

Because we source and sell our products worldwide, our business is subject to risks associated with doing business internationally. These risks include the costs and difficulties of managing foreign entities, limitations on the repatriation and investment of funds, cultural differences that affect customer preferences and business practices, unstable political or economic conditions, geopolitical risks and demand or supply reactions from events that could include political crises and conflict (such as Russia-Ukraine and Israel-Hamas wars), war, a major terrorist attack, natural disasters, actual or threatened public health emergencies, trade protection measures and import or export licensing requirements, monetary policy, inflation, economic growth, recession, commodity prices, currency volatility, currency controls, and changes in tax laws.

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

Certain of our products are subject to tariffs.

Certain of the Company’s products are manufactured in China and are imported into the United States. Our importation of products into the United States from China is subject to tariffs instituted and imposed from time to time by The Office of the United States Trade Representative. Management works with suppliers and customers to mitigate the impact of such tariffs on customer markets. Our sales and gross margins on certain products could be negatively impacted if we are unable to successfully pass through the additional cost of applicable tariffs, or if higher prices reduce demand for the Company's products.

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

Substantial litigation and threats of litigation regarding intellectual property rights exist in the display systems and electronics industries. From time to time, third parties, including certain companies in the business of acquiring patents with the intention of aggressively seeking licensing revenue from purported infringers, have asserted and may in the future assert patent and/or other intellectual property rights to technologies that are important to our business. In any dispute involving products that we have sold, our customers could also become the target of litigation. We are obligated in many instances to indemnify and defend our customers if the products we sell are alleged to infringe any third party’s intellectual property rights. In some cases, depending on the nature of the claim, we may be able to seek indemnification from our suppliers for ourselves and our customers against such claims, but there is no assurance that we will be successful in obtaining such indemnification or that we are fully protected against such claims. Any infringement claim brought against us, regardless of the duration, outcome or size of damage award, could result in substantial cost, divert our management’s attention, be time consuming to defend, result in significant damage awards, cause product shipment delays, or require us to enter into royalty or other licensing agreements. See Note 11, Risks and Uncertainties, of the notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further information regarding specific legal matters related to our patents.

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

In addition, several other jurisdictions in the U.S. and around the world have enacted privacy laws or regulations similar to GDPR. For instance, California enacted the California Consumer Privacy Act (“CCPA”), effective January 1, 2020, which gives consumers many of the same rights as those available under GDPR. Several laws similar to the CCPA have been proposed in the United States at both the federal and state level. The effects of, and costs incurred in connection with complying with, the GDPR, the CCPA and other data privacy laws and regulations may be significant and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Any actual or perceived failures to comply with the GDPR, the CCPA or other data privacy laws or regulations, or related contractual or other obligations, or any perceived privacy rights violation, could lead to investigations, claims and proceedings by governmental entities and private parties, damages for contract breach, and other significant costs, penalties and other liabilities, as well as harm to our reputation and market position.

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

There were no changes or additional tariffs that affected our fiscal 2024 operations. In May 2024, the U.S. government announced proposed tariff modifications for certain products from China. Proposed tariffs of 25%, 50% and 100% on certain products from China are expected to become effective on August 1, 2024, January 1, 2025, and January 1, 2026. These tariff modifications are not expected to materially impact our Company.

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

As of July 26, 2024, Edward J. Richardson, our Chairman, Chief Executive Officer and President, beneficially owned approximately 98% of the outstanding shares of our Class B common stock, representing approximately 61% of the voting power of the outstanding common stock. This share ownership permits Mr. Richardson to exert control over the outcome of stockholder votes, including votes concerning the election of directors, by-law amendments, possible mergers, corporate control contests and other significant corporate transactions.

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

Our stock price may be volatile.

Our stock price has fluctuated in the past and may experience declines in the future as a result of the volatile nature of the stock market, developments in our business and/or factors outside of our control including certain of the risk factors discussed in this report. Many factors may cause the market price for our common stock to change, including: (i) our operating results as compared to investors’ expectations in any period, (ii) market perceptions concerning our future earnings prospects, (iii) adverse changes in general market conditions or economic trends and (iv) changes or events in our industry or the world, such as market reactions to public health issues, natural disasters, changes in global, national, or regional economies, inflation, governmental policies, political unrest, military action and armed conflicts (such as the Russia-Ukraine and Israel-Hamas wars), terrorist activities, political and social turmoil, civil unrest and other crises.

ITEM 1B. Unresolved Staff Comments

None.

ITEM 1C. Cybersecurity

Risk Management and Strategy

We are focused on the growing threat of cybersecurity risks we face in today’s global business environment and have identified cybersecurity as an important enterprise risk. Our cybersecurity risk management program is part of our overall enterprise risk management program, and focuses on identifying, assessing, managing, and remediating material risks from cybersecurity incidents. We rely on risk-based security controls, including access limitations and contractual requirements on third-party service providers, as part of our overall approach of protecting the integrity, availability and confidentiality of our important systems and information.

The Company follows the U.S. National Institute of Standards and Technology ("NIST") Cyber Security Framework to structure protocols for identifying, assessing and managing cybersecurity risks. In accordance with NIST guidance, we maintain documented information security policies and standards to protect operations, assets, data and services and to defend against, respond to and recover from potential cyber attacks.

These policies and standards include both preventive measures and reactive processes. Preventive measures include, but are not limited to, protective and detective cybersecurity systems, security monitoring, threat hunting and mandatory, enterprise-wide employee training. Our reactive processes are captured primarily by a cyber incident response plan (the "IRP"), which is comprised of an evolving set of procedures developed by cross-functional experts, and external consultants, who draw upon technical proficiency and learnings from past experiences. All of these procedures and practices are tailored to our technology environment and are refined iteratively. Further, we have an information risk management program that includes a vendor risk assessment process, whereby we systematically oversee and identify risks from cybersecurity threats related to its use of third-party service providers.

The IRP is executed by an Incident Response Team ("IRT"), led by our Information Systems Director. The exact composition of the IRT varies depending on the severity and potential impact of an incident and will typically include internal IT professionals and stakeholders across corporate and business functions. The team collaborates with internal experts and may engage external resources to assess and contain a threat if deemed necessary. Such external resources may potentially include forensic investigation and response firms, law firms, forensic accountants, and consultants who are on retainer contracts for expedited availability.

While cybersecurity threats remain a risk to the Company’s business operations, our risk mitigation strategies have been effective. Accordingly, no such threats have materially affected our business strategy, results of operations or our financial condition. For more information regarding how cybersecurity threats could materially affect our business strategy, results of operations or financial condition, see We rely heavily on information technology systems that, if not properly functioning, could materially adversely affect our business in Item 1A, Risk Factors.

Governance

Our Board of Directors has overall responsibility for enterprise risk management and has delegated the oversight of cybersecurity risks to the Audit Committee. The Company’s Chief Financial Officer ("CFO") immediately updates the Audit Committee on any significant cybersecurity incidents and/or threat that may require an 8-K filing. Furthermore, the CFO reports quarterly to the Audit Committee on any significant cybersecurity incidents, threats, mitigation strategies and controls at each Audit Committee meeting. The Audit Committee then updates the full board on significant matters raised and discussed during these sessions.

The Audit Committee delegates day-to-day management of cybersecurity risks to the Company’s senior management, which includes our CFO, who reports directly to the Chief Executive Officer. Our CFO leads a team of dedicated professionals who are responsible for a wide range of risk assessment and management and leads specialized teams of internal and external experts focusing on distinct categories of threats.

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

ITEM 4. Mine Safety Disclosures

Not applicable.

PART II

ITEM 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Unregistered Sales of Equity Securities

There were no sales of unregistered equity securities in fiscal 2024.

Share Repurchases

There were no share repurchases in fiscal 2024.

Dividends

Our quarterly dividend was $0.06 per common share and $0.054 per Class B common share during fiscal 2024. Annual dividend payments were approximately $3.4 million for fiscal 2024 and $3.3 million for fiscal 2023. All future payments of dividends are at the discretion of the Board of Directors. Dividend payments will depend on earnings, capital requirements, operating conditions and such other factors that the Board may deem relevant.

Common Stock Information

Our common stock is traded on the NASDAQ Global Select Market (“NASDAQ”) under the trading symbol (“RELL”). There is no established public trading market for our Class B common stock. As of July 26, 2024, there were approximately 406 stockholders of record for the common stock and approximately 13 stockholders of record for the Class B common stock.

The Company joined the Russell 3000® Index in 2023. Membership in the U.S. all-cap Russell 3000® Index includes the Company in the large-cap Russell 1000® Index and the small-cap Russell 2000® Index.

Performance Graph

As discussed in the Form 10-K for fiscal 2023, the NASDAQ Electronic Components Index is not available for fiscal 2024 and has been replaced by the Russell Microcap Technology Index. The Russell Microcap Technology Index is a published industry index comprised of over 150 companies.

The performance of our common stock is compared with the performance of the NASDAQ Composite Index and the Russell Microcap Technology Index for the fiscal years 2020 to 2024. The following graph assumes $100 invested on the last day of our fiscal year 2019, in our common stock, the NASDAQ Composite Index and the Russell Microcap Technology Index. Total return indices reflect reinvestment of dividends at the closing stock prices at the date of the dividend declaration.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to assist the reader in better understanding our business, results of operations, financial condition, changes in financial condition, critical accounting estimates and significant developments. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes appearing elsewhere in this filing. This section is organized as follows:

•
Business Overview
•
Results of Operations - an analysis and comparison of our consolidated results of operations for the fiscal years ended June 1, 2024, May 27, 2023 and May 28, 2022, as reflected in our Consolidated Statements of Comprehensive Income.
•
Liquidity, Financial Position and Capital Resources - a discussion of our primary sources and uses of cash for the fiscal years ended June 1, 2024, May 27, 2023 and May 28, 2022, and a discussion of changes in our financial position.

Business Overview

Richardson Electronics, Ltd. (the "Company," "we," "our") is a leading global manufacturer of engineered solutions, power grid and microwave tubes and related consumables; power conversion and RF and microwave components; high-value replacement parts, tubes and service training for diagnostic imaging equipment; and customized display solutions. Nearly 55% of our products are manufactured at our facilities located in LaFox, Illinois, Marlborough, Massachusetts and Donaueschingen, Germany, or by one of our manufacturing partners throughout the world. We serve customers in the alternative energy, healthcare, aviation, broadcast, communications, industrial, marine, medical, military, scientific and semiconductor markets. The Company’s strategy is to provide specialized technical expertise and “engineered solutions” based on our core engineering and manufacturing capabilities. The Company provides solutions and adds value through design-in support, systems integration, prototype design and manufacturing, testing, logistics and aftermarket technical service and repair through its global infrastructure.

Some of the Company's products are manufactured in China and imported into the United States. The Office of the United States Trade Representative ("USTR") instituted tariffs on the importation of a number of products into the United States from China. These tariffs are a response to what the USTR considers to be certain unfair trade practices by China. A number of the Company's products manufactured in China are subject to duties of 25% when imported into the United States.

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

Healthcare manufactures, repairs, refurbishes and distributes high value replacement parts and equipment for the healthcare market including hospitals, medical centers, asset management companies, independent service organizations and multi-vendor service providers. Products include diagnostic imaging replacement parts for CT and MRI systems; replacement CT and MRI tubes; CT service training; MRI and RF amplifiers; hydrogen thyratrons, klystrons, magnetrons; flat panel detector upgrades; pre-owned CT systems; and additional replacement solutions currently under development for the diagnostic imaging service market. Through a combination of newly developed products and partnerships, service offerings and training programs, we believe we can help our customers improve efficiency while lowering the cost of healthcare delivery.

We currently operate within the following major geographic regions: North America, Asia/Pacific, Europe and Latin America.

Results of Operations

Overview - Fiscal Year Ended June 1, 2024

•
Fiscal 2024 contained 53 weeks and fiscal 2023 contained 52 weeks.
•
Net sales during fiscal 2024 were $196.5 million, down 25.2%, compared to net sales of $262.7 million during fiscal 2023.
•
Gross margin was 30.5% of net sales during fiscal 2024, compared to 31.9% of net sales during fiscal 2023.
•
Selling, general and administrative expenses were $59.5 million, or 30.3% of net sales, during fiscal 2024, compared to $58.7 million, or 22.4% of net sales, during fiscal 2023.
•
Operating income during fiscal 2024 was $0.3 million, compared to an operating income of $25.0 million during fiscal 2023.
•
Other expense during fiscal 2024 was $0.2 million, compared to other income of less than $0.1 million during fiscal 2023.
•
Net income during fiscal 2024 was $0.1 million, compared to a net income of $22.3 million during fiscal 2023.

Net Sales and Gross Profit Analysis

Net sales by segment and percent change for fiscal 2024, fiscal 2023 and fiscal 2022 were as follows (in thousands):

Net Sales	FY 2024	FY 2023	FY 2022	FY24 vs. FY23 % Change	FY23 vs. FY22 % Change
PMT	$128,697	$164,299	$155,445	(21.7%)	5.7%
GES	23,233	47,596	22,611	(51.2%)	110.5%
Canvys	32,444	39,331	35,187	(17.5%)	11.8%
Healthcare	12,086	11,432	11,377	5.7%	0.5%
Total	$196,460	$262,658	$224,620	(25.2%)	16.9%

During fiscal 2024, consolidated net sales decreased by 25.2% compared to fiscal 2023. Sales for PMT decreased by 21.7%, GES sales decreased by 51.2%, Canvys sales decreased by 17.5% and Healthcare sales increased by 5.7%. The decrease in PMT was mainly due to lower sales of semi-wafer fabrication products and RF and microwave products. The decrease in GES was due to the project-based nature of the wind turbine business and lower shipments to EV locomotive customers including a large shipment of battery modules made in fiscal 2023 that did not recur in fiscal 2024. The decrease in Canvys was primarily due to lower sales in the North American market. The increase in Healthcare was primarily due to higher part and CT tube sales.

During fiscal 2023, consolidated net sales increased by 16.9% compared to fiscal 2022. Sales for PMT increased by 5.7%, GES sales increased by 110.5%, Canvys sales increased by 11.8% and Healthcare sales increased by 0.5%. The increase in PMT was mainly due to strong growth in the semi-wafer fabrication industry and the RF and microwave products for various applications. The increase in GES was primarily due to growth in related product sales to the wind turbine industry, as well as EV battery modules. The increase in Canvys was primarily due to strong sales in the North American market. The increase in Healthcare was primarily due to an increase in equipment sales.

Gross profit by segment and percent of segment net sales for fiscal 2024, fiscal 2023 and fiscal 2022 were as follows (in thousands):

Gross Profit	FY 2024		FY 2023		FY 2022
PMT	$38,717	30.1%	$54,089	32.9%	$50,810	32.7%
GES	6,607	28.4%	13,719	28.8%	7,231	32.0%
Canvys	10,973	33.8%	12,375	31.5%	11,252	32.0%
Healthcare	3,669	30.4%	3,506	30.7%	2,407	21.2%
Total	$59,966	30.5%	$83,689	31.9%	$71,700	31.9%

Gross profit reflects the distribution and manufacturing product margin less manufacturing variances, inventory obsolescence charges, customer returns, scrap and cycle count adjustments, engineering costs and other provisions.

Consolidated gross profit was $60.0 million during fiscal 2024, compared to $83.7 million during fiscal 2023. Consolidated gross margin as a percentage of net sales was 30.5% for fiscal 2024, compared to the 31.9% during fiscal 2023, primarily due to unfavorable product mix and manufacturing under absorption for PMT, unfavorable product mix for GES, favorable product mix and lower freight costs for Canvys and increased manufacturing under absorption for Healthcare. Gross margin during fiscal 2024 included expense related to inventory provisions of $0.4 million for PMT, $0.1 million for Canvys and $0.1 million for Healthcare.

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

Power and Microwave Technologies

Net sales for PMT decreased 21.7% to $128.7 million during fiscal 2024 from $164.3 million during fiscal 2023. The decrease was mainly due to lower sales of semi-wafer fabrication products reflecting the cyclical slowdown in that market. RF and Wireless sales were also down due to a slowdown in the infrastructure business in Asia. However, the health of the business continues to be strong as we gain market share with new products and customers. Gross margin as a percentage of net sales decreased to 30.1% during fiscal 2024 as compared to 32.9% during fiscal 2023, primarily due to unfavorable product mix and manufacturing under absorption.

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

Green Energy Solutions

Net sales for GES decreased 51.2% to $23.2 million during fiscal 2024 from $47.6 million during fiscal 2023. The decrease reflected the project-based nature of the wind turbine business and was mainly due to lower shipments to EV locomotive customers as they struggled with lead-times of other products to complete the locomotives and ship to their end customers for Beta testing. Comparative sales were also impacted by a large shipment of battery modules in fiscal 2023 that did not recur in fiscal 2024. Gross margin as a percentage of net sales decreased to 28.4% during fiscal 2024 as compared to 28.8% during fiscal 2023, primarily due to product mix. However, like PMT we continue to gain market share in this segment.

Net sales for GES increased 110.5% to $47.6 million during fiscal 2023 from $22.6 million during fiscal 2022. The increase was mainly due to growth in related product sales to the wind turbine industry, as well as EV battery modules. Gross margin as a percentage of net sales decreased to 28.8% during fiscal 2023 as compared to 32.0% during fiscal 2022, primarily due to product mix.

Canvys

Net sales for Canvys decreased 17.5% to $32.4 million during fiscal 2024, from $39.3 million during fiscal 2023. Sales decreased primarily due to lower sales in the North American market resulting from high interest rates negatively impacting our medical OEM customers. Gross margin as a percentage of net sales increased to 33.8% during fiscal 2024 as compared to 31.5% during fiscal 2023 due to product mix and lower freight costs.

Net sales for Canvys increased 11.8% to $39.3 million during fiscal 2023, from $35.2 million during fiscal 2022. Sales increased primarily due to strong sales in the North American market. Gross margin as a percentage of net sales decreased to 31.5% during fiscal 2023 as compared to 32.0% during fiscal 2022 mainly due to product mix.

Healthcare

Net sales for Healthcare increased 5.7% to $12.1 million during fiscal 2024, from $11.4 during fiscal 2023. The increase in sales was primarily due to higher part and CT tube sales. Gross margin as a percentage of net sales decreased slightly to 30.4% during fiscal 2024, compared to 30.7% during fiscal 2023. The decrease was primarily due to increased manufacturing under absorption, offset by an improved product mix.

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

Sales by Geographic Area

Our sales are aggregated by the following geographic regions: North America; Asia/Pacific; Europe; Latin America; and Other.

Net sales by geographic area and percent change for fiscal 2024, fiscal 2023 and fiscal 2022 were as follows (in thousands):

Net Sales	FY 2024	FY 2023	FY 2022	FY24 vs. FY23 % Change	FY23 vs. FY22 % Change
North America	$77,269	$112,214	$98,527	(31.1%)	13.9%
Asia/Pacific	45,264	59,557	49,235	(24.0%)	21.0%
Europe	61,476	62,017	64,435	(0.9%)	(3.8%)
Latin America	10,908	28,924	12,439	(62.3%)	132.5%
Other (1)	1,543	(54)	(16)	2,957.4%	(237.5%)
Total	$196,460	$262,658	$224,620	(25.2%)	16.9%

(1)
Primarily includes net sales not allocated to a specific geographical region, unabsorbed value-add costs and other unallocated expenses.

Gross profit by geographic area and percent of geographic net sales for fiscal 2024, fiscal 2023 and fiscal 2022 were as follows (in thousands):

	FY 2024		FY 2023		FY 2022
Gross Profit (Loss)	Amount	% of Net Sales	Amount	% of Net Sales	Amount	% of Net Sales
North America	$29,306	37.9%	$43,580	38.8%	$36,548	37.1%
Asia/Pacific	13,682	30.2%	18,775	31.5%	15,728	31.9%
Europe	18,516	30.1%	18,760	30.2%	19,215	29.8%
Latin America	3,983	36.5%	7,735	26.7%	4,340	34.9%
Other (1)	(5,521)		(5,161)		(4,131)
Total	$59,966	30.5%	$83,689	31.9%	$71,700	31.9%

(1)
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

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) increased 1.4% during fiscal 2024 to $59.5 million from $58.7 million during fiscal 2023. This increase in SG&A from fiscal 2023 was mainly due to higher R&D expenses, partially offset by lower incentives due to financial performance. SG&A as a percentage of sales increased to 30.3% during fiscal 2024 as compared to 22.4% during fiscal 2023.

Selling, general and administrative expenses increased during fiscal 2023 to $58.7 million from $55.7 million during fiscal 2022. This increase in SG&A expense from fiscal 2022 was mainly due to higher employee compensation and travel expenses, partially offset by lower legal fees and a lower bad debt expense. SG&A as a percentage of sales decreased to 22.4% during fiscal 2023 as compared to 24.8% during fiscal 2022.

Other Income/Expense

Other expense was $0.2 million during fiscal 2024, compared to other income of less than $0.1 million during fiscal 2023. Fiscal 2024 had $0.3 million of investment income the same as fiscal 2023. Our foreign exchange gains and losses are primarily due to the translation of U.S. dollars held in non-U.S. entities. The foreign exchange loss reported for fiscal 2024 totaled $0.4 million compared to $0.3 million for fiscal 2023. We currently do not utilize derivative instruments to manage our exposure to foreign currency.

Income Tax Provision

Our income tax provision (benefit) during fiscal 2024, fiscal 2023 and fiscal 2022 was $0.1 million, $2.7 million and ($2.2 million), respectively. The effective income tax rates during fiscal 2024, fiscal 2023 and fiscal 2022 were 61.4%, 10.8% and (13.7%), respectively. The difference between the effective income tax rates as compared to the U.S. federal statutory rate of 21.0% during fiscal 2024, fiscal 2023 and fiscal 2022 was primarily driven by the impact of valuation allowance changes related to the realizability of our U.S. state and federal net deferred tax assets and changes in our geographical distribution of income (loss). In addition, the Company recognized both foreign tax and research and development ("R&D") tax credits in fiscal 2024.

During the fourth quarter of fiscal 2024, the Company recorded R&D tax credits of $0.5 million. These credits represent the expected U.S. federal credits to be claimed for fiscal 2024.

Net deferred tax assets related to domestic state NOL carryforwards at June 1, 2024 amounted to approximately $1.8 million, compared to $2.1 million at May 27, 2023. Net deferred tax assets related to foreign NOL carryforwards was $0.1 million as of June 1, 2024, and $0.2 million as of May 27, 2023 with various or indefinite expiration dates. During the fourth quarter of fiscal 2024 we increased the valuation allowance on the state net operating losses by $0.9 million resulting in a total valuation allowance against state net operating losses of $1.1 million.

We have historically determined that undistributed earnings of our foreign subsidiaries, to the extent of cash available, will be repatriated to the U.S. The deferred tax liability on the outside basis difference is now primarily withholding tax on future dividend distributions. The deferred tax liability related to undistributed earnings of our foreign subsidiaries was less than $0.1 million in both fiscal 2024 and fiscal 2023.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to support a more likely than not assertion that its deferred tax assets will be realized. A significant component of objective evidence evaluated was the cumulative income or loss incurred in each jurisdiction over the three-year period ended June 1, 2024. We considered other positive evidence in determining the need for a valuation allowance in the U.S. including the subpart F and GILTI inclusions of our foreign earnings, the changes in our business performance in recent years, and the utilization of federal NOLs. The weight of this positive evidence is sufficient to outweigh other negative evidence in evaluating our need for a valuation allowance in the U.S. federal jurisdiction. As of June 1, 2024, we recorded a $0.9 million valuation allowance on state NOLs as there was more negative evidence which limited the Company’s ability to utilize the state NOLs, including the anticipated expiration of some state NOLs prior to utilization and legislation restrictions for some states.

As of June 1, 2024, a valuation allowance of $2.1 million was recorded, representing the portion of the deferred tax asset that management does not believe is more likely than not to be realized. The valuation allowance as of May 27, 2023 was $1.4 million. The valuation allowance relates to state NOLs ($1.1 million) and deferred tax assets in foreign jurisdictions where historical taxable losses have been incurred ($1.0 million). The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth.

Income taxes paid, net of refunds, including foreign estimated tax payments, were less than $0.1 million, $4.8 million and $1.5 million, during fiscal 2024, fiscal 2023 and fiscal 2022, respectively.

In the normal course of business, we are subject to examination by taxing authorities throughout the world. Years prior to fiscal 2015 are closed for examination under the statute of limitation for U.S. federal and U.S. state. In the Netherlands, years prior to fiscal 2019 are closed for examination. We are under examination in Germany for fiscal years 2019 to 2022. We have no current open audits in the U.S.

The Company recorded a $0.1 million uncertain tax position as of June 1, 2024 as compared to not recording an uncertain tax position as of May 27, 2023. We record interest related to uncertain tax positions in the income tax expense line item within the Consolidated Statements of Comprehensive Income. Accrued interest was included within the related tax liability line in the Consolidated Balance Sheets. We have recorded a liability of less than $0.1 million for interest as of June 1, 2024.

Liquidity, Financial Position and Capital Resources

Our operations and cash needs have been primarily financed through income from operations and cash on hand.

Cash and cash equivalents were $24.3 million at June 1, 2024. Cash and cash equivalents by geographic area at June 1, 2024 consisted of $7.1 million in North America, $7.3 million in Europe, $1.1 million in Latin America and $8.8 million in Asia/Pacific. We repatriated $0.3 million to the United States in the second quarter of fiscal 2024 from our entity in Mexico. Although the Tax Cuts and Jobs Act generally eliminated federal income tax on future cash repatriation to the United States, cash repatriation may be subject to state and local taxes, withholding or similar taxes. See Note 8, Income Taxes, of the notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further information.

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

On March 20, 2023, the Company established a senior, secured revolving credit facility agreement with a three-year term in an aggregate principal amount not to exceed $30 million, including a swingline loan and a letter of credit sub-facility (collectively, the "Revolving Credit Facility") with PNC Bank. The Revolving Credit Facility is guaranteed by the Company's domestic subsidiaries. Proceeds of the borrowings under the Revolving Credit Facility are expected to be used for working capital and general corporate purposes of the Company and its subsidiaries. The Company utilized $3.7 million of the credit line to address short-term cash requirements and repaid that $3.7 million during the fiscal 2024. As of the end of fiscal 2024 and the date of this report, no amounts were outstanding under the Revolving Credit Facility.

Cash Flows from Operating Activities

Cash flow from operating activities primarily resulted from our net income adjusted for non-cash items and changes in our operating assets and liabilities.

Operating activities provided $6.5 million of cash during fiscal 2024. We had net income of $0.1 million during fiscal 2024, which included non-cash stock-based compensation expense of $1.3 million associated with the issuance of stock option awards and restricted stock awards, $0.6 million of inventory provisions and depreciation and amortization expense of $4.3 million associated with our property and equipment as well as amortization of our intangible assets, and a $1.0 million increase in deferred income taxes. Changes in our operating assets and liabilities provided cash of $1.2 million during fiscal 2024, mainly due to a decrease in receivables of $5.3 million, a decrease in accounts payable and accrued liabilities of $4.7 million and a decrease in prepaid expenses of $0.3 million. The majority of the decrease in receivables reflected lower sales revenue compared to the prior year fourth quarter. The decrease in accounts payable and accrued liabilities was due to lower year-end accruals and timing.

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

Cash used by investing activities during fiscal 2024 was due to the $4.0 million of capital expenditures. Those capital expenditures were primarily related to our LaFox manufacturing business and facility renovation and IT systems.

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

Cash used in financing activities of $2.9 million during fiscal 2024 resulted primarily from the $3.4 million used to pay dividends to shareholders with a $0.6 million offset for the proceeds from stock option exercises.

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

Contractual Obligations

Contractual obligations are presented in the table below as of June 1, 2024 (in thousands):

	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years	Less Interest	Total
Lease obligations (1)	$1,294	$1,505	$142	$—	$(181)	$2,760
(1)
Lease obligations are related to certain warehouse and office facilities under non-cancelable operating leases as well as financing leases.

Critical Accounting Estimates

The preparation of financial statements in conformity with United States Generally Accepted Accounting Principles (“GAAP”) and pursuant to the rules and regulations of the SEC, we make assumptions, judgments and estimates that affect the reported amounts of assets, liabilities, revenue and expenses and the related disclosures of contingent assets and liabilities. Our assumptions, judgments and estimates are based on historical experience and various other factors deemed relevant. Actual results could be materially different from those estimates under different assumptions or conditions. We evaluate our assumptions, judgments and estimates on a regular basis. We also discuss our critical accounting estimates with the Audit Committee of the Board of Directors.

We believe the assumptions, judgments and estimates involved for the following have the greatest potential impact on our Consolidated Financial Statements:

•
Allowance for Credit Losses
•
Revenue Recognition
•
Inventories, net
•
Intangible and Long-Lived Assets
•
Income Taxes

Allowance for Credit Losses

Our allowance for credit losses includes estimated losses that result from uncollectible receivables. The estimates are influenced by the following: continuing credit evaluation of customers’ financial conditions; aging of receivables, individually and in the aggregate; a large number of customers which are widely dispersed across geographic areas; and collectability and delinquency history by geographic area. Significant changes in one or more of these considerations may require adjustments affecting net income and net carrying value of accounts receivable.

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

Intangible and Long-Lived Assets

Our intangible assets reflect their fair value. Intangible assets are initially recorded at their fair market values determined by quoted market prices in active markets, if available, or recognized valuation models.

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

New Accounting Pronouncements

A summary of the New Accounting Pronouncements is provided in Note 3, Significant Accounting Policies and Disclosures.

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

Our foreign denominated assets and liabilities are cash and cash equivalents, accounts receivable, inventory, accounts payable and intercompany receivables and payables, as we conduct business in countries of the European Union, Asia/Pacific and, to a lesser extent, Canada and Latin America. We do manage foreign exchange exposures by using currency clauses in certain sales contracts. We have not used any derivative instruments nor entered into any forward contracts in fiscal 2024, fiscal 2023 or fiscal 2022.

Had the U.S. dollar changed unfavorably 10% against various foreign currencies, foreign denominated net sales would have been lower by an estimated $10.8 million during fiscal 2024, an estimated $12.2 million during fiscal 2023 and an estimated $12.1 million during fiscal 2022. Total assets would have declined by an estimated $4.6 million as of the fiscal year ended June 1, 2024 and an estimated $4.3 million as of the fiscal year ended May 27, 2023, while the total liabilities would have decreased by an estimated $1.2 million as of the fiscal year ended June 1, 2024 and an estimated $1.1 million as of the fiscal year ended May 27, 2023.

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

Stockholders and Board of Directors

Richardson Electronics, Ltd.

LaFox, Illinois

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Richardson Electronics, Ltd. (the “Company”) as of June 1, 2024 and May 27, 2023, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended June 1, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 1 2024 and May 27, 2023, and the results of its operations and its cash flows for each of the three years in the period ended June 1, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of June 1, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated August 5, 2024 expressed an unqualified opinion thereon.

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

Estimation of Inventory Reserve - Power and Microwave Technologies ("PMT") Reportable Segment

As described in Note 3 to the consolidated financial statements, the consolidated inventory balance as of June 1, 2024 was $110.1 million, net of $6.0 million in reserves. Provisions for obsolete or slow-moving inventories are based upon regular analysis of stock rotation privileges, obsolescence, the exiting of certain markets and assumptions about future demand and market conditions. A number of products in the PMT segment represent trailing edge technology. PMT often buys products ahead of supplier price increases and extended lead times which can create higher levels of inventory. As technologies evolve and customers replace their equipment, the market for and resulting net realizable value of PMT's products may decline.

We have identified the Company's estimation of inventory reserve for the PMT segment as a critical audit matter due to the significant judgments required by management in estimating net realizable value for certain inventory items. The Company's estimation of its inventory reserve, performed on an item-by-item basis, requires inputs from operations personnel and an assessment of current market conditions and future industry trends, which can be difficult to predict given evolving technologies and the declining market for some products. Auditing this matter involved especially challenging auditor judgment due to the nature and extent of audit effort needed to evaluate the reasonableness of management's estimate of future demands.

The primary procedures we performed to address this critical audit matter included:

•
Testing the design, implementation, and operating effectiveness of controls over the development of the Company’s estimation of the inventory reserve.
•
Assessing the reasonableness of management's estimate of future demand by selecting a sample and (i) inquiring of operations personnel as to their assessment as to viability of aged and slow-moving inventory, (ii) evaluating historical customer ordering trends and current uses, and (iii) when applicable, evaluating stock rotation privileges.
•
Evaluating the reasonableness of management's estimates by performing a retrospective comparison of prior period inventory on hand for certain products to current period sales, write-offs, and inventory consumption.

/s/ BDO USA, P.C.

We have served as the Company's auditor since 2015.

Chicago, Illinois

August 5, 2024

Richardson Electronics, Ltd.

Consolidated Balance Sheets

(in thousands, except per share amounts)

	June 1, 2024	May 27, 2023
Assets
Current assets:
Cash and cash equivalents	$24,263	$24,981
Accounts receivable, less allowance of $323 and $191, respectively	24,845	30,067
Inventories, net	110,149	110,402
Prepaid expenses and other assets	2,397	2,633
Total current assets	161,654	168,083
Non-current assets:
Property, plant and equipment, net	20,681	20,823
Intangible assets, net	1,641	1,892
Right of use lease assets	2,760	2,457
Deferred income taxes	5,500	4,526
Other non-current assets	209	267
Total non-current assets	30,791	29,965
Total assets	$192,445	$198,048
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,458	$23,535
Accrued liabilities	15,404	12,026
Lease liability current	1,169	1,028
Total current liabilities	32,031	36,589
Non-current liabilities:
Deferred income tax liabilities	90	98
Lease liability non-current	1,591	1,429
Other non-current liabilities	781	612
Total non-current liabilities	2,462	2,139
Total liabilities	34,493	38,728
Stockholders’ Equity
Common stock, $0.05 par value; 12,254 shares issued and outstanding on June 1, 2024 and 12,140 shares issues and outstanding on May 27, 2023	613	607
Class B common stock, convertible, $0.05 par value; 2,049 shares issued and outstanding on June 1, 2024 and 2,052 shares issued and outstanding on May 27, 2023	102	103
Preferred stock, $1.00 par value, no shares issued and outstanding	—	—
Additional paid-in-capital	72,744	70,951
Retained earnings	83,729	87,044
Accumulated other comprehensive income	764	615
Total stockholders’ equity	157,952	159,320
Total liabilities and stockholders’ equity	$192,445	$198,048

Richardson Electronics, Ltd.

Consolidated Statements of Comprehensive Income

(in thousands, except per share amounts)

	Fiscal Year Ended
	June 1, 2024	May 27, 2023	May 28, 2022
Net sales	$196,460	$262,658	$224,620
Cost of sales, exclusive of depreciation and amortization	136,494	178,969	152,920
Gross profit	59,966	83,689	71,700
Selling, general and administrative expenses, inclusive of depreciation and amortization	59,548	58,713	55,723
Loss (gain) on disposal of assets	70	(7)	20
Operating income	348	24,983	15,957
Other expense (income):
Investment/interest income	(284)	(295)	(80)
Foreign exchange loss	436	278	273
Other, net	39	(30)	5
Total other expense (income)	191	(47)	198
Income before income taxes	157	25,030	15,759
Income tax provision (benefit)	96	2,697	(2,168)
Net income	61	22,333	17,927
Foreign currency translation gain (loss), net of tax	149	(185)	(4,093)
Comprehensive income	$210	$22,148	$13,834

Net income per share:
Common shares - Basic	$0.00	$1.62	$1.35
Class B common shares - Basic	0.00	1.46	1.21
Common shares - Diluted	0.00	1.55	1.31
Class B common shares - Diluted	0.00	1.40	1.18

Weighted average number of shares:
Common shares - Basic	12,214	11,943	11,395
Class B common shares - Basic	2,051	2,052	2,080
Common shares - Diluted	12,464	12,542	11,825
Class B common shares - Diluted	2,051	2,052	2,080

Richardson Electronics, Ltd.

Consolidated Statements of Cash Flows

(in thousands)

	Fiscal Year Ended
	June 1, 2024	May 27, 2023	May 28, 2022
Operating activities:
Net income	$61	$22,333	$17,927
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	4,307	3,671	3,423
Inventory provisions	606	466	462
Loss (gain) on disposal of assets	70	(7)	20
Share-based compensation expense	1,326	936	654
Deferred income taxes	(1,004)	(138)	(4,042)
Change in assets and liabilities:
Accounts receivable	5,297	(363)	(6,183)
Inventories	66	(30,452)	(20,571)
Prepaid expenses and other assets	250	(519)	(228)
Accounts payable	(8,124)	(439)	7,671
Accrued liabilities	3,396	(4,006)	2,420
Other	273	319	358
Net cash provided by (used in) operating activities	6,524	(8,199)	1,911
Investing activities:
Capital expenditures	(4,041)	(7,378)	(3,120)
Proceeds from the sale of property, plant & equipment	—	194	—
Proceeds from maturity of investments	—	5,000	—
Purchases of investments	—	—	(5,000)
Net cash used in investing activities	(4,041)	(2,184)	(8,120)
Financing activities:
Proceeds from issuance of common stock	591	3,778	2,992
Cash dividends paid on Common and Class B Common shares	(3,376)	(3,320)	(3,193)
Proceeds from revolving credit facility	3,744	—	—
Repayment of revolving credit facility	(3,744)	—	—
Other	(120)	(69)	(151)
Net cash (used in) provided by financing activities	(2,905)	389	(352)
Effect of exchange rate changes on cash and cash equivalents	(296)	(520)	(1,260)
Decrease in cash and cash equivalents	(718)	(10,514)	(7,821)
Cash and cash equivalents at beginning of period	24,981	35,495	43,316
Cash and cash equivalents at end of period	$24,263	$24,981	$35,495

Supplemental Disclosure of Cash Flow Information:
Cash paid during the fiscal year:
Income taxes, net of refunds	$—	$4,807	$1,484
Non-cash activities:
Non-cash accruals for construction in progress	$267	$—	$—
Right of use assets obtained in exchange for lease liabilities	1,518	695	2,306

Richardson Electronics, Ltd.

Consolidated Statements of Stockholders’ Equity

(in thousands, except per share amounts)

	Common	Class B Common	Par Value	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance May 29, 2021	11,160	2,097	$663	$62,707	$53,297	$4,893	$121,560
Comprehensive income
Net income	—	—	—	—	17,927	—	17,927
Foreign currency translation, net of tax	—	—	—	—	—	(4,093)	(4,093)
Share-based compensation:
Restricted stock	—	—	—	444	—	—	444
Stock options	—	—	—	210	—	—	210
Common stock:
Options exercised	373	—	18	2,974	—	—	2,992
Restricted stock issuance	72	—	4	(4)	—	—	—
Class B converted to common	44	(44)	—	—	—	—	—
Dividends paid to:
Common ($0.24 per share)	—	—	—	—	(2,745)	—	(2,745)
Class B ($0.22 per share)	—	—	—	—	(448)	—	(448)
Balance May 28, 2022	11,649	2,053	$685	$66,331	$68,031	$800	$135,847
Comprehensive income
Net income	—	—	—	—	22,333	—	22,333
Foreign currency translation, net of tax	—	—	—	—	—	(185)	(185)
Share-based compensation:
Restricted stock	—	—	—	542	—	—	542
Stock options	—	—	—	394	—	—	394
Common stock:
Options exercised	441	—	23	3,755	—	—	3,778
Restricted stock issuance	49	—	2	(71)	—	—	(69)
Class B converted to Common	1	(1)	—	—	—	—	—
Dividends paid to:
Common ($0.24 per share)	—	—	—	—	(2,877)	—	(2,877)
Class B ($0.22 per share)	—	—	—	—	(443)	—	(443)
Balance May 27, 2023	12,140	2,052	$710	$70,951	$87,044	$615	$159,320
Comprehensive income
Net income	—	—	—	—	61	—	61
Foreign currency translation, net of tax	—	—	—	—	—	149	149
Share-based compensation:
Restricted stock	—	—	—	685	—	—	685
Stock options	—	—	—	641	—	—	641
Common stock:
Options exercised	74	—	3	588	—	—	591
Restricted stock issuance	37	—	2	(121)	—	—	(119)
Class B converted to Common	3	(3)	—	—	—	—	—
Dividends paid to:
Common ($0.24 per share)	—	—	—	—	(2,933)	—	(2,933)
Class B ($0.22 per share)	—	—	—	—	(443)	—	(443)
Balance June 1, 2024	12,254	2,049	$715	$72,744	$83,729	$764	$157,952

Richardson Electronics, Ltd.

Notes to Consolidated Financial Statements

1.
DESCRIPTION OF THE COMPANY

Richardson Electronics, Ltd. (the "Company," "we," "our") is a leading global manufacturer of engineered solutions, power grid and microwave tubes and related consumables; power conversion and RF and microwave components; high-value replacement parts, tubes and service training for diagnostic imaging equipment; and customized display solutions. Nearly 55% of our products are manufactured at our facilities located in LaFox, Illinois, Marlborough, Massachusetts and Donaueschingen, Germany, or by one of our manufacturing partners throughout the world. We serve customers in the alternative energy, healthcare, aviation, broadcast, communications, industrial, marine, medical, military, scientific and semiconductor markets. The Company’s strategy is to provide specialized technical expertise and “engineered solutions” based on our core engineering and manufacturing capabilities. The Company provides solutions and adds value through design-in support, systems integration, prototype design and manufacturing, testing, logistics and aftermarket technical service and repair through its global infrastructure.

Our products include electron tubes and related components, microwave generators, subsystems used in semiconductor manufacturing and visual technology solutions. These products are used to control, switch or amplify electrical power signals, or are used as display devices in a variety of industrial, commercial, medical and communication applications.

The Company reports its financial performance for the following business segments: Power and Microwave Technologies ("PMT"), Green Energy Solutions ("GES"), Canvys and Healthcare. A description of the Company's business segments is provided in Note 10, Segment and Geographic Information.

We currently operate within the following major geographic regions: North America, Asia/Pacific, Europe and Latin America.

Customer Concentration: No one customer represented more than 10 percent of our total accounts receivable balance as of June 1, 2024. One customer represented 20 percent of our total accounts receivable balance as of May 27, 2023. No one customer represented more than 10 percent of the consolidated net sales in fiscal 2024. Sales to one customer in our PMT segment totaled $31.2 million, which accounted for 12 percent of the Company’s consolidated net sales in fiscal 2023. No one customer represented more than 10 percent of the consolidated net sales in fiscal 2022.

Supplier Concentration: Two of our suppliers each represented 11 percent of our total cost of sales in fiscal 2024. One supplier represented 11 percent in fiscal 2023 and in fiscal 2022. The amount owed to both suppliers for fiscal 2024 totaled $3.8 million as of June 1, 2024. The amount owed for fiscal 2023 totaled $0.2 million as of May 27, 2023.

2.
BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP for all fiscal years presented. The consolidated financial statements include our wholly owned subsidiaries. All intercompany transactions and account balances have been eliminated in consolidation.

Our fiscal year 2024 began on May 28, 2023 and ended on June 1, 2024, our fiscal year 2023 began on May 29, 2022 and ended on May 27, 2023 and our fiscal year 2022 began on May 30, 2021 and ended on May 28, 2022. Unless otherwise noted, all references to a particular year in this document shall mean the fiscal year for such period.

3.
SIGNIFICANT ACCOUNTING POLICIES AND DISCLOSURES

Use of Estimates: The preparation of financial statements in conformity with GAAP requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management continuously evaluates its critical accounting policies and estimates, including the allowance for credit losses, revenue recognition, inventory obsolescence, intangible assets, loss contingencies and income taxes. Management bases the estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances, however, actual results could differ from those estimates.

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

Accounts Receivable and Allowance for Credit Losses: Trade accounts receivable represent amounts billed to customers and not yet collected. Trade accounts receivable is recorded at the invoiced amount, which approximates net recoverable value, and generally do not bear interest. The Company's accounts receivable, net balance was $24.8 million and $30.1 million as of June 1, 2024 and May 27, 2023, respectively. Our allowance for credit losses includes estimated losses that result from uncollectible receivables. The estimates are influenced by the following: continuing credit evaluation of customers’ financial conditions; aging of receivables, individually and in the aggregate; a large number of customers which are widely dispersed across geographic areas; and collectability and delinquency history by geographic area. Significant changes in one or more of these considerations may require adjustments affecting net income and net carrying value of accounts receivable. The allowance for credit losses was approximately $0.3 million as of June 1, 2024, and $0.2 million as of May 27, 2023.

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

We record discounts taken based on historical experience. The policy varies by business unit. The Company allows returns with prior written authorization. We estimate returns based on historical experience. The Company maintains a reserve for returns based on historical trends that cover all contracts and revenue streams using the expected value method because we have a large number of contracts with similar characteristics, which is considered variable consideration. The reserve for returns creates a refund liability on our balance sheet as a contra trade accounts receivable as well as an asset in inventory. We value the inventory at cost due to there being minimal or no costs to the Company as we generally require the customer to pay freight and we typically do not have costs associated with activities such as relabeling or repackaging. The reserve is considered immaterial at each balance sheet date. Returns for defective product are typically covered by our suppliers’ warranty, thus, returns for defective product are not factored into our reserve.

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

Contract Liabilities: Contract liabilities and revenue recognized were as follows (in thousands):

Balance May 28, 2022	$4,966
Additions	4,293
Revenue recognized	(5,976)
Balance May 27, 2023	$3,283
Additions	4,629
Revenue recognized	(3,392)
Balance June 1, 2024	$4,520

See Note 10, Segment and Geographic Information, for a disaggregation of revenue by reportable segment and geographic region, which represents how our chief operating decision maker reviews information internally to evaluate our financial performance and to make resource allocation and other decisions for the Company.

Foreign Currency Translation: The functional currency is the local currency at all foreign locations, with the exception of Hong Kong, where the functional currency is the U.S. dollar. Balance sheet items for our foreign entities, included in our consolidated balance sheets, are translated into U.S. dollars at end-of-period spot rates. Gains and losses resulting from translation of foreign subsidiary financial statements are credited or charged directly to accumulated other comprehensive income, a component of stockholders’ equity. Revenues and expenses are translated at the current rate on the date of the transaction. Gains and losses resulting from foreign currency transactions are included in income. Foreign exchange loss reflected in our Consolidated Statements of Comprehensive Income were $0.4 million, $0.3 million and $0.3 million during fiscal 2024, fiscal 2023 and fiscal 2022, respectively.

Shipping and Handling Fees and Costs: Shipping and handling costs billed to customers are reported as revenue and the related costs are reported as a component of cost of sales.

Inventories, net: Our consolidated inventories are stated at the lower of cost and net realizable value, generally using a weighted-average cost method. Our net inventories include approximately $93.9 million of finished goods, $12.2 million of raw materials and $4.0 million of work-in-progress as of June 1, 2024 as compared to approximately $93.4 million of finished goods, $11.8 million of raw materials and $5.2 million of work-in-progress as of May 27, 2023.

Provisions for obsolete or slow-moving inventories are recorded based upon regular analysis of stock rotation privileges, obsolescence, the exiting of certain markets and assumptions about future demand and market conditions. If future demand changes in the industry or market conditions differ from management’s estimates, additional provisions may be necessary. The inventory reserve as of June 1, 2024 was $6.0 million compared to $5.9 million as of May 27, 2023.

We recorded provisions to our inventory reserves of $0.6 million, $0.5 million and $0.5 million during fiscal 2024, fiscal 2023 and fiscal 2022, respectively, which were included in cost of sales. The provisions were primarily for obsolete and slow-moving parts. The parts were written down to estimated realizable value.

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

Intangible Assets: Intangible assets are initially recorded at their fair market values determined by quoted market prices in active markets, if available, or recognized valuation models. Intangible assets that have finite useful lives are amortized over their useful lives either on a straight-line basis or over their projected future cash flows and are tested for impairment when events or changes in circumstances occur that indicate possible impairment. Amortization is classified as a selling, general and administrative expense ("SG&A") on the income statement. Our intangible assets represent the fair value for trade name, customer relationships, non-compete agreements and technology acquired in connection with the acquisitions.

Property, Plant and Equipment: Property, plant and equipment are stated at cost, net of accumulated depreciation. Improvements and replacements are capitalized while expenditures for maintenance and repairs are charged to expense as incurred. Provisions for depreciation are computed using the straight-line method over the estimated useful life of the asset. Depreciation is classified as a selling, general and administrative expense ("SG&A") on the income statement. The depreciation expense was approximately $4.0 million, $3.4 million and $3.2 million during fiscal 2024, fiscal 2023 and fiscal 2022, respectively.

Property, plant and equipment consist of the following (in thousands):

	June 1, 2024	May 27, 2023
Land and improvements	$1,532	$1,532
Buildings and improvements	27,885	24,206
Computer, communications equipment and software	11,900	11,692
Machinery and other equipment	19,253	18,350
Construction in progress	2,216	4,437
	$62,786	$60,217
Accumulated depreciation	(42,105)	(39,394)
Property, plant, and equipment, net	$20,681	$20,823

Construction in progress at June 1, 2024, included $0.6 million for facilities, $0.6 million for manufacturing facilities and $1.0 million for IT systems. All projects are expected to be completed before the end of fiscal 2025.

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

If adverse events do occur, our impairment review is based on an undiscounted cash flow analysis at the lowest level at which cash flows of the long-lived assets are largely independent of other groups of our assets and liabilities. This analysis requires management judgment with respect to changes in technology, the continued success of product lines and future volume, revenue and expense growth rates. We conduct annual reviews for idle and underutilized equipment and review business plans for possible impairment. Impairment occurs when the carrying value of the assets exceeds the future undiscounted cash flows expected to be earned by the use of the asset or asset group. When impairment is indicated, the estimated future cash flows are then discounted to determine the estimated fair value of the asset or asset group and an impairment charge is recorded when the carrying value exceeds the estimated fair value.

Additionally, we also evaluate the remaining useful life of each reporting period to determine whether events and circumstances warrant a revision to the remaining period of depreciation or amortization. If the estimate of a long-lived asset’s remaining useful life is changed, the remaining carrying amount of the asset is amortized prospectively over that revised remaining useful life.

Accrued Liabilities: Accrued liabilities consist of the following (in thousands):

	June 1, 2024	May 27, 2023
Compensation and payroll taxes	$3,495	$4,422
Accrued severance	506	486
Professional fees	487	661
Deferred revenue	4,520	3,283
Other accrued expenses	6,396	3,174
Accrued Liabilities	$15,404	$12,026

Warranties: We offer assurance-type warranties for the limited number of specific products we manufacture.

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

Changes in the warranty reserve during fiscal 2024 and fiscal 2023 were as follows (in thousands):

Warranty Reserve
Balance at May 28, 2022	$676
Accruals for products sold	91
Utilization	(42)
Balance at May 27, 2023	$725
Accruals for products sold	2
Utilization	(42)
Balance at June 1, 2024	$685

Other Non-Current Liabilities: Other non-current liabilities of $0.8 million at June 1, 2024 and $0.6 million at May 27, 2023, primarily represent employee-benefits obligations in various non-U.S. locations.

Share-Based Compensation: We measure and recognize share-based compensation cost at fair value for all share-based payments, including stock options and restricted stock awards. We estimate fair value using the Black-Scholes option-pricing model, which requires assumptions such as expected volatility, risk-free interest rate, expected life and dividends. We account for the forfeitures of stock-based compensation in the period in which they occur. Compensation cost is recognized using a graded vesting schedule over the applicable vesting period. Share-based compensation expense totaled approximately $1.3 million during fiscal 2024, $0.9 million during fiscal 2023 and $0.7 million during fiscal 2022.

Stock options granted generally vest over a period of five years and have contractual terms to exercise of 10 years. A summary of stock option activity is as follows (in thousands, except option prices and years):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (1)
Options Outstanding at May 29, 2021	1,455	$8.08
Granted	185	7.66
Exercised	(373)	8.01
Forfeited	(35)	6.51
Cancelled	(84)	11.65
Options Outstanding at May 28, 2022	1,148	$7.82
Granted	194	15.58
Exercised	(441)	8.58
Forfeited	(20)	8.15
Cancelled	(25)	11.67
Options Outstanding at May 27, 2023	856	$9.07
Granted	205	15.51
Exercised	(75)	7.91
Forfeited	(18)	9.32
Cancelled	(10)	11.70
Options Outstanding at June 1, 2024	958	$10.51	6.4	$2,388
Options Vested at June 1, 2024	481	$8.74	4.9	$1,560

(1)
Includes only those options that were in-the-money as of June 1, 2024. Stock options for which the exercise price exceeded the market price have been omitted. Fluctuations in the intrinsic value of both outstanding and exercisable options may result from changes in underlying stock price and timing and volume of option grants, exercises and forfeitures.

There were 74,822 stock options exercised during fiscal 2024, with cash received of $0.6 million. The total intrinsic value of options exercised was $0.3 million during fiscal 2024, $4.7 million during fiscal 2023 and $1.9 million for fiscal 2022. The weighted average fair value of stock option grants was $6.33 during fiscal 2024, $5.44 during fiscal 2023 and $1.50 during fiscal 2022. As of June 1, 2024, total unrecognized compensation costs related to unvested stock options and restricted stock awards was approximately $2.5 million, which is expected to be recognized over the remaining weighted average period of approximately two to four years. The total grant date fair value of stock options vested during fiscal 2024 was $0.5 million.

The fair value of stock options is estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Fiscal Year Ended
	June 1, 2024	May 27, 2023	May 28, 2022
Expected volatility	44.80%	39.12%	29.00%
Risk-free interest rate	4.02%	3.09%	0.97%
Expected lives (years)	5.61	5.47	6.50
Annual cash dividend	$0.24	$0.24	$0.24

The expected volatility assumptions are based on historical experience commensurate with the expected term. The risk-free interest rate is based on the yield of a treasury note with a remaining term equal to the expected life of the stock option. The expected term of stock options is estimated from the vesting period of the award and represents the weighted average period that our stock options are expected to be outstanding. For stock options granted during fiscal 2022 the simplified method was used as we believed that our historical stock option experience did not provide a reasonable basis upon which to estimate the expected term.

The following table summarizes information about stock options outstanding at June 1, 2024 (in thousands, except option prices and years):

	Outstanding				Vested
Exercise Price Range	Shares	Weighted Average Exercise Price	Weighted Average Life	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Weighted Average Life	Aggregate Intrinsic Value
$4.26 to $6.47	252	$5.12	5.1	$1,530	171	$5.31	4.8	$1,004
$6.90 to $10.35	294	8.27	5.0	858	209	8.53	4.1	556
$12.95 to $19.425	412	15.40	8.2	—	101	14.96	6.5	—
Total	958	$10.51	6.4	$2,388	481	$8.74	4.9	$1,560

As of June 1, 2024, a summary of restricted stock award transactions was as follows (in thousands):

Unvested Restricted Shares
Unvested at May 28, 2022	145
Granted	53
Vested	(73)
Unvested at May 27, 2023	125
Granted	45
Vested	(66)
Unvested at June 1, 2024	104

Compensation effects arising from issuing stock awards have been charged against income and recorded as additional paid-in-capital in the consolidated statements of stockholders’ equity during fiscal 2024, fiscal 2023 and fiscal 2022.

The Employees’ Amended and Restated 2011 Long-Term Incentive Compensation Plan (the “Plan”) authorizes the issuance of up to 3,500,000 shares as incentive stock options, non-qualified stock options or stock awards. Under this plan, 756,000 shares are reserved for future issuance. The Plan authorizes the granting of stock options at the fair market value at the date of grant. Generally, these options become exercisable over five years and expire up to 10 years from the date of grant. Restricted stock awards vest on the anniversary of the grant date in three equal installments.

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

The earnings per share (“EPS”) presented in our Consolidated Statements of Comprehensive Income are based on the following (in thousands, except per share amounts):

	For the Fiscal Year Ended
	June 1, 2024		May 27, 2023		May 28, 2022
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Numerator for Basic and Diluted EPS:
Net income	$61	$61	$22,333	$22,333	$17,927	$17,927
Less dividends:
Common stock	2,933	2,933	2,877	2,877	2,745	2,745
Class B common stock	443	443	443	443	448	448
Undistributed (loss) earnings	$(3,315)	$(3,315)	$19,013	$19,013	$14,734	$14,734
Common stock undistributed (loss) earnings	$(2,880)	$(2,887)	$16,467	$16,573	$12,655	$12,720
Class B common stock undistributed (loss) earnings	(435)	(428)	2,546	2,440	2,079	2,014
Total undistributed (loss) earnings	$(3,315)	$(3,315)	$19,013	$19,013	$14,734	$14,734

Denominator for Basic and Diluted EPS:
Common stock weighted average shares	12,214	12,214	11,943	11,943	11,395	11,395
Effect of dilutive securities
Dilutive stock options		250		599		430
Denominator for diluted EPS adjusted for weighted average shares and assumed conversions		12,464		12,542		11,825
Class B common stock weighted average shares, and shares under if-converted method for diluted EPS	2,051	2,051	2,052	2,052	2,080	2,080

Net income per share:
Common stock	$0.00	$0.00	$1.62	$1.55	$1.35	$1.31
Class B common stock	$0.00	$0.00	$1.46	$1.40	$1.21	$1.18

Note: There were no common stock options that were anti-dilutive for fiscal 2024, fiscal 2023 and fiscal 2022.

New Accounting Pronouncements - Adopted

ASU 2016-13 (as amended by ASU 2018-19, ASU 2019-04, ASU 2019-05, ASU 2019-10, ASU 2019-11 and 2020-02) introduced a new forward-looking approach, based on expected losses, to estimate credit losses on certain types of financial instruments, including trade receivables. The estimate of expected credit losses requires entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. This ASU also expanded the disclosure requirements to enable users of financial statements to understand the entity’s assumptions, models and methods for estimating expected credit losses. The Company adopted the new standard on May 28, 2023 and the adoption had no impact on the Company's financial condition, results of operations or cash flows.

New Accounting Pronouncements - Not Yet Adopted

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendment requires disclosures of significant segment expenses that are regularly provided to the chief operating decision maker ("CODM") and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment's profit or loss and assets. The new guidance also requires that a public entity that has a single reportable segment provide all the disclosures required by the amendments in this update and all existing segment disclosures. The amendments are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. Upon adoption, this guidance should be applied retrospectively to all prior periods presented. The Company is currently evaluating this ASU to determine its impact on the Company's disclosures.

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

4.
REVOLVING CREDIT FACILITY

The Company entered into a Credit Agreement (the "Credit Agreement") for a three-year Revolving Credit Facility with PNC Bank N.A. on March 20, 2023 (the "Revolving Credit Facility"). The Revolving Credit Facility will mature on March 20, 2026. Borrowings under the Revolving Credit Facility, including the swingline loan and letter of credit sub-facility extended to the Company thereunder, are secured by (i) a continuing first priority lien on and security interest in and to substantially all of the assets of the Company and its domestic subsidiaries and (ii) a continuing first priority pledge of the Pledged Collateral of the Company and the Guarantors identified in the Security Agreement and the Pledge Agreement executed in connection with the Revolving Credit Facility. The combined maximum borrowings under the Revolving Credit Facility are $30 million. Proceeds of borrowings may be used for working capital and general corporate purposes. There was no amount outstanding under the Revolving Credit Facility as of June 1, 2024.

The Credit Agreement provides that the Company must maintain compliance with a maximum consolidated leverage ratio covenant and a minimum consolidated fixed charge coverage ratio, each as determined in accordance with the Credit Agreement. The Credit Agreement also contains affirmative, negative and financial covenants customary for financings of this type, including, among other things, limitations on certain other indebtedness, loans and investments, liens, mergers, asset sales, and transactions with affiliates, as well as customary events of default for financings of this type. The Company was in compliance with financial covenants under the Credit Agreement as of June 1, 2024.

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

5. RELATED PARTY TRANSACTION

On June 15, 2015, the Company entered into a lease agreement for the IMES facility with LDL, LLC. That lease agreement was extended for five years in fiscal 2021. The Company is entitled to extend the term of the lease for an additional five-year renewal term by notifying the landlord in writing of its intention to do so within six months of the expiration of the term. The Executive Vice President of IMES, Lee A. McIntyre III (former owner of IMES), had an ownership interest in LDL, LLC. Mr. McIntyre departed from the Company in fiscal year 2023, effective as of

September 24, 2022. The lease agreement provides for monthly payments over five years with total future minimum lease payments of $0.2 million. Rental expense related to this lease amounted to $0.2 million for the fiscal year ended June 1, 2024, $0.2 million for the fiscal year ended May 27, 2023 and $0.2 million for the fiscal year ended May 28, 2022.

6. INTANGIBLE ASSETS

Intangible assets are initially recorded at their fair market values determined by quoted market prices in active markets, if available, or recognized valuation models. Intangible assets that have finite useful lives are amortized over their useful lives and are tested for impairment when events or changes in circumstances occur that indicate possible impairment. No impairment was recognized in fiscal 2024, fiscal 2023 or fiscal 2022.

Our intangible assets represent the fair value for customer relationships and technology acquired in connection with our acquisitions. Intangible assets subject to amortization were as follows (in thousands):

	June 1, 2024	May 27, 2023
Gross Amounts:
Customer Relationships	$3,396	$3,388
Technology	380	380
Total Gross Amounts	$3,776	$3,768

Accumulated Amortization:
Customer Relationships	$1,886	$1,671
Technology	249	205
Total Accumulated Amortization	$2,135	$1,876

Net Intangible Assets	$1,641	$1,892

The amortization expense associated with the intangible assets subject to amortization for the next five years is presented in the following table (in thousands):

Fiscal Year	Amortization Expense
2025	$239
2026	207
2027	194
2028	185
2029	174
Thereafter	642
Total amortization expense	$1,641

The amortization expense associated with the intangible assets, which is classified as a selling, general and administrative expense ("SG&A") on the income statement, totaled approximately $0.3 million during fiscal 2024, $0.3 million during fiscal 2023 and $0.2 million during fiscal 2022.

7.
LEASES

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

The gross amounts of assets and liabilities related to operating leases at June 1, 2024 and May 27, 2023 were as follows (in thousands):

Lease Type	June 1, 2024	May 27, 2023
Right of use lease assets	$2,760	$2,457

Lease liability current	$1,169	$1,028

Lease liability non-current	$1,591	$1,429

The components of lease costs for fiscal 2024 and fiscal 2023 were as follows (in thousands):

Lease Type	Classification	Fiscal Year Ended June 1, 2024	Fiscal Year Ended May 27, 2023
Consolidated operating lease expense	Operating expenses	$1,745	$1,721

Rent expense for fiscal 2024, fiscal 2023 and fiscal 2022 was $1.5 million, $1.5 million, and $1.6 million, respectively.

Our future lease commitments for minimum rentals, including common area maintenance charges and property taxes during the next five years are as follows (in thousands):

Fiscal Year	Operating Leases
2025	$1,294
2026	890
2027	405
2028	210
2029	142
Thereafter	—
Total lease payments	2,941
Lease inputted interest	181
Net minimum lease payments	$2,760

The weighted average remaining lease terms and interest rates of leases held by the Company as of June 1, 2024 and May 27, 2023 were as follows:

Operating Leases as of:	Weighted Average Remaining Lease Term in Years	Weighted Average Interest Rate
June 1, 2024	2.9	4.5%
May 27, 2023	2.6	4.0%

The cash activities associated with our leases for fiscal 2024 and fiscal 2023 were as follows (in thousands):

		Fiscal Year Ended
Cash Flow Source	Classification	June 1, 2024	May 27, 2023
Operating cash flows from operating leases	Operating activities	$1,329	$566

8.
INCOME TAXES

Income before income taxes included the following components (in thousands):

	Fiscal Year Ended
	June 1, 2024	May 27, 2023	May 28, 2022
United States	$(3,274)	$22,258	$12,299
Foreign	3,431	2,772	3,460
Income before income taxes	$157	$25,030	$15,759

The provision (benefit) for income taxes for fiscal 2024, fiscal 2023 and fiscal 2022 consisted of the following (in thousands):

	Fiscal Year Ended
	June 1, 2024	May 27, 2023	May 28, 2022
Current:
Federal	$(2,020)	$954	$(4,213)
State	(141)	1,212	950
Foreign	1,235	547	1,038
Total current	(926)	2,713	(2,225)
Deferred:
Federal	(26)	—	—
State	1,007	—	—
Foreign	41	(16)	57
Total deferred	1,022	(16)	57
Income tax provision (benefit)	$96	$2,697	$(2,168)

The differences between income taxes at the U.S. federal statutory income tax rate of 21.0% for fiscal 2024, fiscal 2023 and fiscal 2022 and the reported income tax provision for fiscal 2024, fiscal 2023 and fiscal 2022, are summarized as follows:

	Fiscal Year Ended
	June 1, 2024	May 27, 2023	May 28, 2022
Federal statutory rate	21.0%	21.0%	21.0%
Effect of:
State income taxes, net of federal tax benefit	(90.1)	3.6	5.5
Foreign income inclusion	149.0	0.5	—
Foreign taxes at other rates	189.0	0.4	4.5
Permanent tax differences	(93.0)	0.1	(2.0)
Tax reserves	63.7	0.1	—
Change in valuation allowance for deferred tax assets	548.6	(7.0)	(43.1)
Foreign return to provision adjustments	179.9	(0.7)	0.2
Restricted stock	(33.6)	(3.1)	—
R&D credit	(302.1)	(3.7)	—
U.S. return to provision adjustments	(648.6)	—	—
Other	77.6	(0.4)	0.2
Effective tax rate	61.4%	10.8%	(13.7)%

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Our deferred tax assets and liabilities reflect operations as of June 1, 2024 and May 27, 2023. Significant components were as follows (in thousands):

	Fiscal Year Ended
	June 1, 2024	May 27, 2023
Deferred tax assets:
NOL carryforwards - foreign and domestic	$1,940	$2,324
Inventory valuations	1,475	1,506
Goodwill	895	1,056
Foreign tax credits	—	26
Severance reserve	131	131
Foreign capital loss	949	944
Section 174 capitalization	2,305	1,215
Other	1,926	1,067
Subtotal	9,621	8,269
Valuation allowance - foreign and domestic	(2,116)	(1,375)
Net deferred tax assets after valuation allowance	7,505	6,894
Deferred tax liabilities:
Accelerated depreciation	(2,071)	(2,441)
Tax on undistributed earnings	(24)	(24)
Other	—	(1)
Subtotal	(2,095)	(2,466)
Net deferred tax assets	$5,410	$4,428
Supplemental disclosure of net deferred tax assets, excluding valuation allowance:
Domestic	$6,405	$4,517
Foreign	1,121	1,285
Total	$7,526	$5,802

During the fourth quarter of fiscal 2024, the Company recorded R&D tax credits of $0.5 million. These credits represent the expected U.S. federal credits to be claimed for fiscal 2024.

Net deferred tax assets related to domestic state NOL carryforwards at June 1, 2024 amounted to approximately $1.8 million, compared to $2.1 million at May 27, 2023. Net deferred tax assets related to foreign NOL carryforwards was $0.1 million as of June 1, 2024, and $0.2 million as of May 27, 2023 with various or indefinite expiration dates. During the fourth quarter of fiscal 2024 we increased the valuation allowance on the state net operating losses by $0.9 million resulting in a total valuation allowance against state net operating losses of $1.1 million.

We have historically determined that undistributed earnings of our foreign subsidiaries, to the extent of cash available, will be repatriated to the U.S. The deferred tax liability on the outside basis difference is now primarily withholding tax on future dividend distributions. The deferred tax liability related to undistributed earnings of our foreign subsidiaries was less than $0.1 million in both fiscal 2024 and fiscal 2023.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to support a more likely than not assertion that its deferred tax assets will be realized. A significant component of objective evidence evaluated was the cumulative income or loss incurred in each jurisdiction over the three-year period ended June 1, 2024. We considered other positive evidence in determining the need for a valuation allowance in the U.S. including the subpart F and GILTI inclusions of our foreign earnings, the changes in our business performance in recent years, and the utilization of federal NOLs. The weight of this positive evidence is sufficient to outweigh other negative evidence in evaluating our need for a valuation allowance in the U.S. federal jurisdiction. As of June 1, 2024, we recorded a $0.9 million valuation allowance on state NOLs as there was more negative evidence which limited the Company’s ability to utilize the state NOLs, including the anticipated expiration of some state NOLs prior to utilization and legislation restrictions for some states.

As of June 1, 2024, a valuation allowance of $2.1 million was recorded, representing the portion of the deferred tax asset that management does not believe is more likely than not to be realized. The valuation allowance as of May 27, 2023, was $1.4 million. The valuation allowance relates to state NOLs ($1.1 million) and deferred tax assets in foreign jurisdictions where historical taxable losses have been incurred ($1.0 million). The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth.

Income taxes paid, net of refunds, including foreign estimated tax payments, were less than $0.1 million, $4.8 million and $1.5 million, during fiscal 2024, fiscal 2023 and fiscal 2022, respectively.

In the normal course of business, we are subject to examination by taxing authorities throughout the world. Years prior to fiscal 2015 are closed for examination under the statute of limitation for U.S. federal and U.S. state. In the Netherlands, years prior to fiscal 2019 are closed for examination. We are under examination in Germany for fiscal years 2019 to 2022. We have no current open audits in the U.S.

The Company recorded a $0.1 million uncertain tax position as of June 1, 2024 as compared to not recording an uncertain tax position as of May 27, 2023. We record interest related to uncertain tax positions in the income tax expense line item within the Consolidated Statements of Comprehensive Income. Accrued interest was included within the related tax liability line in the Consolidated Balance Sheets. We have recorded a liability of less than $0.1 million for interest as of June 1, 2024.

The following table summarizes the activity related to the unrecognized tax benefits (in thousands):

	Fiscal Year Ended
	June 1, 2024	May 27, 2023
Unrecognized tax benefits, beginning of period	$—	$125
Currency translation adjustment	—	(4)
Release German reserve	—	(121)
Reserve on R&D credits	93	—
Unrecognized tax benefits, end of period	$93	$—

9.
EMPLOYEE BENFITS

The employee profit sharing plan is a defined contribution profit sharing plan. The profit sharing plan has a 401(k) provision whereby we match 50% of employee contributions up to 6.0% of pay for fiscal 2024, fiscal 2023 and fiscal 2022. Charges to expense for matching contributions to this plan were $0.9 million, $1.0 million and $0.8 million, during fiscal 2024, fiscal 2023 and fiscal 2022, respectively.

10.
SEGMENT AND GEOGRAPHIC INFORMATION

As described in Note 1, Description of the Company, the Company reports its financial performance based on the operating and reportable segments which are defined as follows:

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

Healthcare manufactures, repairs, refurbishes and distributes high value replacement parts and equipment for the healthcare market including hospitals, medical centers, asset management companies, independent service organizations and multi-vendor service providers. Products include diagnostic imaging replacement parts for CT and MRI systems; replacement CT and MRI tubes; CT service training; MRI and RF amplifiers; hydrogen thyratrons, klystrons, magnetrons; flat panel detector upgrades; pre-owned CT systems; and additional replacement solutions currently under development for the diagnostic imaging service market. Through a combination of newly developed products and partnerships, service offerings and training programs, we believe we can help our customers improve efficiency while lowering the cost of healthcare delivery.

The CEO, who is the chief operating decision maker, evaluates performance and allocates Company resources primarily based on the gross profit of each segment.

Operating results by segment are summarized in the following table (in thousands):

	Fiscal Year Ended
	June 1, 2024	May 27, 2023	May 28, 2022
PMT
Net Sales	$128,697	$164,299	$155,445
Gross Profit	38,717	54,089	50,810

GES
Net Sales	$23,233	$47,596	$22,611
Gross Profit	6,607	13,719	7,231

Canvys
Net Sales	$32,444	$39,331	$35,187
Gross Profit	10,973	12,375	11,252

Healthcare
Net Sales	$12,086	$11,432	$11,377
Gross Profit	3,669	3,506	2,407

A reconciliation of assets to the relevant consolidated amount is as follows (in thousands):

	June 1, 2024	May 27, 2023
Segment assets	$144,027	$149,976
Cash and cash equivalents	24,263	24,981
Other current assets (1)	2,447	2,771
Net property, plant and equipment	15,079	14,124
Right of use lease assets	920	1,403
Other non-current assets	209	267
Other assets - non-current deferred income taxes	5,500	4,526
Total assets	$192,445	$198,048
(1)
Other current assets include miscellaneous receivables and prepaid expenses.

Assets are not disclosed by reportable segment as the Company does not track assets by reportable segment and certain assets are not specific to any reportable segment.

PMT capital expenditures totaled $0.1 million for fiscal 2024 and fiscal 2023. Canvys capital expenditures totaled less than $0.1 million for fiscal 2023. Healthcare capital expenditures totaled $0.2 million for fiscal 2024 and $0.6 million for fiscal 2023. We also had capital expenditures of $3.7 million during fiscal 2024 and $6.6 million during fiscal 2023 related to the Company’s ERP system and facilities that were not specific to any particular reportable segment.

Geographic net sales information is primarily grouped by customer destination into five areas: North America; Asia/Pacific; Europe; Latin America; and Other.

Net sales and gross profit by geographic region are summarized in the following table (in thousands):

	Fiscal Year Ended
	June 1, 2024	May 27, 2023	May 28, 2022
Net Sales
North America	$77,269	$112,214	$98,527
Asia/Pacific	45,264	59,557	49,235
Europe	61,476	62,017	64,435
Latin America	10,908	28,924	12,439
Other (1)	1,543	(54)	(16)
Total	$196,460	$262,658	$224,620

Gross Profit
North America	$29,306	$43,580	$36,548
Asia/Pacific	13,682	18,775	15,728
Europe	18,516	18,760	19,215
Latin America	3,983	7,735	4,340
Other (1)	(5,521)	(5,161)	(4,131)
Total	$59,966	$83,689	$71,700
(1)
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

Net assets by geographic region are summarized in the following table (in thousands):

	Fiscal Year Ended
	June 1, 2024	May 27, 2023
Net Assets
North America	$100,550	$106,528
Asia/Pacific	10,895	12,347
Europe	44,521	37,843
Latin America	1,986	2,602
Total	$157,952	$159,320

The Company had long-lived assets of $22.3 million as of June 1, 2024, and $22.7 million as of May 27, 2023. The long-lived assets, which include our fixed assets and intangibles, were primarily in the U.S. There were approximately $0.3 million of long-lived assets that belong to our foreign affiliates as of June 1, 2024 and $0.3 million as of May 27, 2023.

The Company had depreciation and amortization expense of $4.3 million, $3.7 million and $3.4 million for fiscal 2024, fiscal 2023 and fiscal 2022, respectively. The depreciation and amortization, which includes our fixed assets and intangibles, were primarily in the U.S. Depreciation and amortization expense that belongs to our foreign affiliates was approximately $0.1 million for fiscal 2024, $0.1 million for fiscal 2023 and $0.1 million for fiscal 2022, respectively.

11.
RISKS AND UNCERTAINTIES

Our business and the companies with which we do business are subject to risks and uncertainties caused by factors beyond our control. Such factors include economic pressures related to inflation, rising interest rates, economic weakness or recession, as well as geopolitical and public health, tightening labor markets, and pandemics. These and other similar conditions and events have in the past and could in the future disrupt our operations and could have a material adverse effect on our business, results of operations, cash flows and financial condition.

12.
VALUATION AND QUALIFYING ACCOUNTS

The following table presents the valuation and qualifying account activity for fiscal years ended June 1, 2024, May 27, 2023 and May 28, 2022 (in thousands):

Description	Balance at beginning of period	Charged to expense		Deductions		Balance at end of period

Year ended June 1, 2024
Allowance for credit losses	$191	$144	(1)	$(12)	(2)	$323
Inventory provisions	5,868	606	(3)	(499)	(4)	5,975

Year ended May 27, 2023
Allowance for credit losses	$186	$50	(1)	$(45)	(2)	$191
Inventory provisions	6,060	466	(3)	(658)	(4)	5,868

Year ended May 28, 2022
Allowance for credit losses	$202	$103	(1)	$(119)	(2)	$186
Inventory provisions	5,866	462	(3)	(268)	(4)	6,060

Notes:

(1)
Provision for credit losses
(2)
Uncollectible amounts written off, net of recoveries and foreign currency translation.
(3)
Charges to cost of sales. Included in fiscal 2024 were inventory write-downs of $0.4 million for PMT, $0.1 million for Canvys and $0.1 million for Healthcare.
(4)
Inventory disposed or sold, net of foreign currency translation.

13.
SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (in thousands, except per share amounts):

Description	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Fiscal 2024
Net sales	$52,581	$44,130	$52,375	$47,374
Gross profit	17,264	12,542	15,436	14,724
Net income (loss)	1,227	(1,797)	750	(119)
Net income per share:
Common stock - basic	$0.09	$(0.13)	$0.05	$(0.01)
Class B common stock - basic	0.08	(0.12)	0.05	(0.01)
Common stock - diluted	0.09	(0.13)	0.05	(0.01)
Class B common stock - diluted	0.08	(0.12)	0.05	(0.01)

Fiscal 2023
Net sales	$67,557	$65,905	$70,364	$58,832
Gross profit	23,027	21,851	22,405	16,406
Net income	6,324	5,549	6,340	4,120
Net income per share:
Common stock - basic	$0.47	$0.40	$0.46	$0.29
Class B common stock - basic	0.42	0.36	0.41	0.27
Common stock - diluted	0.45	0.39	0.44	0.27
Class B common stock - diluted	0.40	0.35	0.40	0.25

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

None.

ITEM 9A. Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 1, 2024.

Disclosure controls and procedures are intended to provide reasonable assurance that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 1, 2024, at a reasonable assurance level.

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

Under the supervision of the Chief Executive Officer and Chief Financial Officer, management conducted an assessment of the effectiveness of our internal control over financial reporting as of June 1, 2024, based on the framework in the Internal Control-Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that assessment, management has concluded that the Company’s internal control over financial reporting was effective as of June 1, 2024.

Management’s assessment of the effectiveness of our internal control over financial reporting as of June 1, 2024, has been audited by BDO USA, P.C., an independent registered public accounting firm, as stated in their report, which is included herein.

(c)
Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

Richardson Electronics, Ltd.

LaFox, Illinois

Opinion on Internal Control over Financial Reporting

We have audited Richardson Electronics Ltd.’s (the “Company’s”) internal control over financial reporting as of June 1, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 1, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of June 1, 2024 and May 27, 2023, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended June 1, 2024, and the related notes and our report dated August 5, 2024 expressed an unqualified opinion thereon.

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

/s/ BDO USA, P.C.

Chicago, Illinois

August 5, 2024

ITEM 9B. Other Information

10b5-1 Trading Arrangement

During the most recently completed fiscal quarter, no director or officer of the Company adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (in each case, as defined in Item 408 of Regulation S-K).

Insider Trading Policies

The Company has adopted insider trading policies and procedures governing the purchase, sale and other disposition of its securities by directors, officers and employees that management believes are reasonably designed to promote compliance with insider trading laws, rules, and regulations, and any listing standards applicable to the company. A copy of the Company’s insider trading policy is attached as Exhibit 19.1 hereto.

ITEM 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Information concerning directors and executive officers of the registrant will be contained in our Proxy Statement to be issued in connection with our Annual Meeting of Stockholders scheduled to be held on October 8, 2024 and is incorporated herein by reference.

ITEM 11. Executive Compensation

Information concerning executive compensation will be contained in our Proxy Statement to be issued in connection with our Annual Meeting of Stockholders scheduled to be held on October 8, 2024 and is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management will be contained in our Proxy Statement to be issued in connection with our Annual Meeting of Stockholders scheduled to be held on October 8, 2024 and is incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth information as of June 1, 2024, with respect to compensation plans under which equity securities were authorized for issuance:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Per Share Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity Compensation Plans Approved by Security Holders	934,464		$10.44		756,114
Equity Compensation Plans Not Approved by Security Holders	23,564	(1)	12.95	(1)	—
Total	958,028		$10.51		756,114

(1)
Options issued in 1987 pursuant to an employment contract with a former officer and director of Richardson Electronics, Ltd.

Delinquent Section 16 Reports

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and 10 percent shareholders to file reports of initial ownership and reports of changes in ownership in RELL common stock. To the best of our knowledge, RELL's directors, executive officers and 10 percent shareholders complied with the requirements of Section 16(a) in a timely manner during fiscal 2024 except for the following late Form 4 fillings: (i) a Form 4 filed on behalf of Wendy S. Diddell on August 7, 2023, and (ii) a Form 4 filed on behalf of Robert J. Ben on August 7, 2023. These late filings were related to shares surrendered in connection with a long-term incentive compensation award.

ITEM 13. Certain Relationships and Related Transactions and Director Independence

Information concerning certain relationships and related transactions will be contained in our Proxy Statement to be issued in connection with our Annual Meeting of Stockholders scheduled to be held on October 8, 2024 and is incorporated herein by reference.

ITEM 14. Principal Accountant Fees and Services

Information concerning accountant fees and services will be contained in our Proxy Statement to be issued in connection with our Annual Meeting of Stockholders scheduled to be held on October 8, 2024 and is incorporated herein by reference.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(a) List of Documents Filed as a Part of This Report:

(1)
Index to Consolidated Financial Statements:

Report of BDO USA, P.C., Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of June 1, 2024 and May 27, 2023.

Consolidated Statements of Comprehensive Income for each of the three years ended June 1, 2024, May 27, 2023 and May 28, 2022.

Consolidated Statements of Cash Flows for each of the three years ended June 1, 2024, May 27, 2023 and May 28, 2022.

Consolidated Statements of Stockholders’ Equity for each of the three years ended June 1, 2024, May 27, 2023 and May 28, 2022.

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

(c) Financial Statements required by S-X (17 CFR 210).

None.

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

10.6*	Non-Employee Director Equity Compensation Program and Stock Ownership Guidelines

14*	Richardson Electronics, LTD. Code of Conduct.

19.1*	Insiders' Trading Policies and Guidelines

21*	Subsidiaries of the Company.

23.1*	Consent of Independent Registered Public Accounting Firm - BDO USA, P.C.

31.1*	Certification of Edward J. Richardson pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (filed pursuant to Part I).

31.2*	Certification of Robert J. Ben pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (filed pursuant to Part I).

32*	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed pursuant to Part I).

97.1*	Policy for the Recovery of Erroneously Awarded Compensation

101*

The following financial information from our Annual Report on Form 10-K for the fourth quarter and fiscal year ended June 1, 2024, filed with the SEC on August 5, 2024, formatted in Inline Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statement of Stockholder’s Equity and (v) Notes to Consolidated Financial Statements.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBR Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

† Executive Compensation Plan or Agreement

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

	Signature	Title	Date

By	/s/ Edward J. Richardson	Chairman of the Board, Chief Executive Officer	August 5, 2024
	Edward J. Richardson	(Principal Executive Officer), President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Edward J. Richardson	Chairman of the Board, Chief Executive Officer	August 5, 2024
Edward J. Richardson	(Principal Executive Officer), President and Director

/s/ Robert J. Ben	Chief Financial Officer and Chief Accounting Officer	August 5, 2024
Robert J. Ben	(Principal Financial and Accounting Officer)
/s/ Jacques Belin	Director	August 5, 2024
Jacques Belin

/s/ James Benham	Director	August 5, 2024
James Benham

/s/ Wendy S. Diddell	Director	August 5, 2024
Wendy S. Diddell

/s/ Kenneth Halverson	Director	August 5, 2024
Kenneth Halverson

/s/ Robert Kluge	Director	August 5, 2024
Robert Kluge

/s/ Paul J. Plante	Director	August 5, 2024
Paul J. Plante