Form 10-Q
period 2024-08-31
RICHARDSON ELECTRONICS, LTD.
filed 2024-10-10
CIK 355948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2024

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

As of October 8, 2024, there were 12,331,320 outstanding shares of Common Stock, $0.05 par value and 2,049,238 outstanding shares of Class B Common Stock, $0.05 par value, which are convertible into Common Stock of the registrant on a share for share basis.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Richardson Electronics, Ltd.

Consolidated Balance Sheets

(in thousands, except per share amounts)

	Unaudited	Audited
	August 31, 2024	June 1, 2024
Assets
Current assets:
Cash and cash equivalents	$23,035	$24,263
Accounts receivable, less allowance for credit losses of $351 and $323, respectively	30,862	24,845
Inventories, net	110,994	110,149
Prepaid expenses and other assets	2,488	2,397
Total current assets	167,379	161,654
Non-current assets:
Property, plant and equipment, net	20,612	20,681
Intangible assets, net	1,582	1,641
Right of use lease assets	2,538	2,760
Deferred income tax assets	5,555	5,500
Other non-current assets	197	209
Total non-current assets	30,484	30,791
Total assets	$197,863	$192,445
Liabilities
Current liabilities:
Accounts payable	$19,758	$15,458
Accrued liabilities	15,403	15,404
Lease liabilities current	1,107	1,169
Total current liabilities	36,268	32,031
Non-current liabilities:
Deferred income tax liabilities	79	90
Lease liabilities non-current	1,431	1,591
Other non-current liabilities	1,021	781
Total non-current liabilities	2,531	2,462
Total liabilities	38,799	34,493
Stockholders’ Equity
Common stock, $0.05 par value; 12,331 and 12,254 shares issued and outstanding on August 31, 2024 and June 1, 2024, respectively	617	613
Class B common stock, convertible, $0.05 par value; 2,049 shares issued and outstanding on August 31, 2024 and June 1, 2024	102	102
Preferred stock, $1.00 par value, no shares issued	—	—
Additional paid-in-capital	73,315	72,744
Retained earnings	83,630	83,729
Accumulated other comprehensive income	1,400	764
Total stockholders' equity	159,064	157,952
Total liabilities and stockholders’ equity	$197,863	$192,445

Refer to the Notes to Unaudited Consolidated Financial Statements in Part 1, Item 1.

Richardson Electronics, Ltd.

Unaudited Consolidated Statements of Comprehensive Income

(in thousands, except per share amounts)

	Three Months Ended
	August 31, 2024	September 2, 2023
Net sales	$53,725	$52,581
Cost of sales, exclusive of depreciation and amortization	37,299	35,317
Gross profit	16,426	17,264
Selling, general and administrative expenses, inclusive of depreciation and amortization	16,112	15,792
Gain on disposal of assets	(2)	—
Operating income	316	1,472
Other (income) expense:
Interest income	(58)	(71)
Foreign exchange gain	(277)	(97)
Other, net	3	32
Total other income	(332)	(136)
Income before income taxes	648	1,608
Income tax provision	58	381
Net income	590	1,227
Foreign currency translation gain (loss), net of tax	636	(41)
Comprehensive income	$1,226	$1,186

Net income per share:
Common shares - Basic	$0.04	$0.09
Class B common shares - Basic	0.04	0.08
Common shares - Diluted	0.04	0.09
Class B common shares - Diluted	0.04	0.08

Weighted average number of shares:
Common shares – Basic	12,200	12,171
Class B common shares – Basic	2,049	2,052
Common shares – Diluted	12,431	12,539
Class B common shares – Diluted	2,049	2,052

Refer to the Notes to Unaudited Consolidated Financial Statements in Part 1, Item 1.

Richardson Electronics, Ltd.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended
	August 31, 2024	September 2, 2023
Operating activities:
Net income	$590	$1,227
Adjustments to reconcile net income to cash provided by operating activities:
Unrealized foreign currency gain	(382)	(37)
Depreciation and amortization	1,044	998
Inventory provisions	139	85
Share-based compensation expense	593	483
Gain on disposal of assets	(2)	—
Deferred income taxes	(58)	(5)
Change in assets and liabilities:
Accounts receivable	(5,858)	4,462
Inventories	(124)	(3,151)
Prepaid expenses and other assets	(29)	409
Accounts payable	4,164	(2,365)
Accrued liabilities	(95)	(1,124)
Other	430	33
Net cash provided by operating activities	412	1,015
Investing activities:
Capital expenditures	(926)	(1,141)
Proceeds from sale of property, plant & equipment	7	—
Net cash used in investing activities	(919)	(1,141)
Financing activities:
Proceeds from issuance of common stock	144	327
Cash dividends paid on common and Class B common stock	(850)	(843)
Proceeds from revolving credit facility	1,000	—
Repayment of revolving credit facility	(1,000)	—
Other	(162)	(119)
Net cash used in financing activities	(868)	(635)
Effect of exchange rate changes on cash and cash equivalents	147	(96)
Decrease in cash and cash equivalents	(1,228)	(857)
Cash and cash equivalents at beginning of period	24,263	24,981
Cash and cash equivalents at end of period	$23,035	$24,124

Refer to the Notes to Unaudited Consolidated Financial Statements in Part 1, Item 1.

Richardson Electronics, Ltd.

Unaudited Consolidated Statement of Stockholders’ Equity

(in thousands, except per share amounts)

	Common Stock	Class B Common Stock	Par Value	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance June 1, 2024	12,254	2,049	$715	$72,744	$83,729	$764	$157,952
Comprehensive income:
Net income	—	—	—	—	590	—	590
Foreign currency translation, net of tax	—	—	—	—	161	636	797
Share-based compensation:
Restricted stock	—	—	—	424	—	—	424
Stock options	—	—	—	169	—	—	169
Common stock:
Options exercised	17	—	1	140	—	—	141
Restricted stock issuance	60	—	3	(162)	—	—	(159)
Dividends paid to:
Common ($0.060 per share)	—	—	—	—	(739)	—	(739)
Class B Common ($0.054 per share)	—	—	—	—	(111)	—	(111)
Balance August 31, 2024	12,331	2,049	$719	$73,315	$83,630	$1,400	$159,064

Balance May 27, 2023	12,140	2,052	$710	$70,951	$87,044	$615	$159,320
Comprehensive income:
Net income	—	—	—	—	1,227	—	1,227
Foreign currency translation, net of tax	—	—	—	—	—	(41)	(41)
Share-based compensation:
Restricted stock	—	—	—	169	—	—	169
Stock options	—	—	—	314	—	—	314
Common stock:
Options exercised	48	—	2	325	—	—	327
Restricted stock issuance	37	—	2	(121)	—	—	(119)
Dividends paid to:
Common ($0.060 per share)	—	—	—	—	(732)	—	(732)
Class B Common ($0.054 per share)	—	—	—	—	(111)	—	(111)
Balance September 2, 2023	12,225	2,052	$714	$71,638	$87,428	$574	$160,354

Refer to the Notes to Unaudited Consolidated Financial Statements in Part 1, Item 1.

RICHARDSON ELECTRONICS, LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF THE COMPANY

Richardson Electronics, Ltd. (the "Company," "we," "our") is a leading global manufacturer of engineered solutions, power grid and microwave tubes and related consumables; power conversion and RF and microwave components; high-value replacement parts, tubes and service training for diagnostic imaging equipment; and customized display solutions. Nearly 50% of our products are manufactured at our facilities located in LaFox, Illinois, Marlborough, Massachusetts and Donaueschingen, Germany, or by one of our manufacturing partners throughout the world. We serve customers in the alternative energy, healthcare, aviation, broadcast, communications, industrial, marine, medical, military, scientific and semiconductor markets. The Company’s strategy is to provide specialized technical expertise and “engineered solutions” based on our core engineering and manufacturing capabilities. The Company provides solutions and adds value through design-in support, systems integration, prototype design and manufacturing, testing, logistics and aftermarket technical service and repair through its global infrastructure.

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

Our fiscal quarter ends on the Saturday nearest the end of the quarter-ending month. The first quarter of fiscal 2025 contained 13 weeks and the first quarter of fiscal 2024 contained 14 weeks.

In the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results of interim periods have been made. All inter-company transactions and balances have been eliminated. The unaudited consolidated financial statements presented herein include the accounts of our wholly owned subsidiaries. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to applicable rules and regulations. The results of our operations for three months ended August 31, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2025.

As described in Note 1, Description of the Company the Company reports its financial performance based on four operating and reportable segments. The financial information contained in this report should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended June 1, 2024, which was filed with the SEC on August 5, 2024.

3. RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the current period reporting classifications. The reclassification was related to the unrealized foreign exchange gain on the Statement of Cash Flows.

4. NEW ACCOUNTING PRONOUNCEMENTS - NOT YET ADOPTED

In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands the disclosures required in an entity's income tax rate reconciliation table and requires disclosure of income taxes paid in both U.S. and foreign jurisdictions. The amendments are effective for fiscal years beginning after December 15, 2024, with early adoption permitted, to be applied on a prospective basis, with retrospective application permitted. The Company is currently evaluating this ASU to determine its impact on the Company's disclosures.

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

5. CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Inventories, net: Our consolidated inventories were stated at the lower of cost and net realizable value, generally using a weighted-average cost method. Our net inventories include approximately $95.0 million of finished goods, $11.7 million of raw materials and $4.3 million of work-in-progress as of August 31, 2024, as compared to approximately $93.9 million of finished goods, $12.2 million of raw materials and $4.0 million of work-in-progress as of June 1, 2024.

Provisions for obsolete or slow-moving inventories are recorded based upon regular analysis of stock rotation privileges, obsolescence, the exiting of certain markets and assumptions about future demand and market conditions. Inventory reserves were approximately $6.1 million as of August 31, 2024 and $6.0 million as of June 1, 2024.

Revenue Recognition: Our customers are generally not resellers, but rather businesses that incorporate our products into their processes, from which they generate an economic benefit. The goods are also distinct in that each item sold to the customer is clearly identified on both the purchase order and resulting invoice. Each product we sell benefits the customer independently of the other products. Each item on each purchase order from the customer can be used by the customer unrelated to any other products we provide to the customer. Revenue is recognized when control transfers since it is not always based on delivery of the goods. The Company’s revenue includes the following streams:

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

Contract Balances: Contract balances were as follows (in thousands):

	August 31, 2024	June 1, 2024	May 27, 2023
Accounts receivable	$30,862	$24,845	$30,067
Contract liabilities	4,527	4,520	3,283

During the three months ended August 31, 2024 and September 2, 2023, the Company recognized $0.9 million and $1.5 million, respectively, of revenue upon satisfaction of performance obligations related to amounts that were included in the contract liabilities balance as of June 1, 2024 and May 27, 2023, respectively.

See Note 10, Segment & Geographic Information for a disaggregation of revenue by reportable segment and geographic region, which represents how our chief operating decision maker reviews information internally to evaluate our financial performance and to make resource allocation and other decisions for the Company.

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

	August 31, 2024	June 1, 2024
Gross Amounts:
Customer Relationships(1)	$3,405	$3,396
Technology	380	380
Total Gross Amounts	$3,785	$3,776

Accumulated Amortization:
Customer Relationships	$1,943	$1,886
Technology	260	249
Total Accumulated Amortization	$2,203	$2,135

Net Intangible Assets	$1,582	$1,641

(1)
Change from prior period reflects impact of foreign currency translation.

The amortization expense associated with intangible assets subject to amortization for the next five years is presented in the following table (in thousands):

Fiscal Year	Amortization Expense
Remaining 2025	$181
2026	207
2027	193
2028	185
2029	174
Thereafter	642
Total amortization	$1,582

The weighted average number of years of amortization expense remaining is 10.0 years.

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

Accrued Liabilities: Accrued liabilities consisted of the following (in thousands):

	August 31, 2024	June 1, 2024
Compensation and payroll taxes	$4,153	$3,495
Accrued severance	506	506
Professional fees	614	487
Deferred revenue	4,527	4,520
Other accrued expenses	5,603	6,396
Accrued Liabilities	$15,403	$15,404

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

Warranty reserves are established for costs that are expected to be incurred after the sale and delivery of products under warranty. Warranty reserves are included in accrued liabilities on our unaudited consolidated balance sheets. The warranty reserves are determined based on known product failures, historical experience and other available evidence. Warranty reserves were approximately $0.7 million as of August 31, 2024 and June 1, 2024.

6. REVOLVING CREDIT FACILITY

The Company entered into a Credit Agreement (the "Credit Agreement") for a three-year Revolving Credit Facility with PNC Bank N.A. on March 20, 2023 (the "Revolving Credit Facility"). The Revolving Credit Facility will mature on March 20, 2026. Borrowings under the Revolving Credit Facility, including the swingline loan and letter of credit sub-facility extended to the Company thereunder, are secured by (i) a continuing first priority lien on and security interest in and to substantially all of the assets of the Company and its domestic subsidiaries and (ii) a continuing first priority pledge of the Pledged Collateral of the Company and the Guarantors identified in the Security Agreement and the Pledge Agreement executed in connection with the Revolving Credit Facility. The combined maximum borrowings under the Revolving Credit Facility are $30 million. Proceeds of borrowings may be used for working capital and general corporate purposes. The Company utilized $1.0 million of the credit line to address short-term working capital needs and repaid that $1.0 million during the first quarter of fiscal 2025. There was no amount outstanding under the Revolving Credit Facility as of August 31, 2024.

The Credit Agreement provides that the Company must maintain compliance with a maximum consolidated leverage ratio covenant and a minimum consolidated fixed charge coverage ratio, each as determined in accordance with the Credit Agreement. The Credit Agreement also contains affirmative, negative and financial covenants customary for financings of this type, including, among other things, limitations on certain other indebtedness, loans and investments, liens, mergers, asset sales, and transactions with affiliates, as well as customary events of default for financings of this type. The Company was in compliance with financial covenants under the Credit Agreement as of August 31, 2024.

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

7. LEASE OBLIGATIONS

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

The net assets and liabilities related to operating leases were as follows (in thousands):

Lease Type	August 31, 2024	June 1, 2024
Right of use lease assets	$2,538	$2,760

Lease liabilities current	1,107	1,169

Lease liabilities non-current	1,431	1,591

The components of lease costs were as follows (in thousands):

		Three Months Ended
		August 31, 2024	September 2, 2023
Consolidated operating lease expense	Operating expenses	$435	$454

The approximate future minimum lease payments under operating leases at August 31, 2024 were as follows (in thousands):

Fiscal Year	Operating Leases
Remaining 2025	$981
2026	923
2027	425
2028	222
2029	146
Total lease payments	2,697
Less imputed interest	159
Net minimum lease payments	$2,538

The weighted average remaining lease terms and interest rates of leases held by the Company as of August 31, 2024 and September 2, 2023 were as follows:

Operating Lease as of:	Weighted Average Remaining Lease Term in Years	Weighted Average Interest Rate
August 31, 2024	2.7	4.6%
September 2, 2023	2.5	4.1%

The cash activities associated with our leases for the three month periods ended August 31, 2024 and September 2, 2023, were as follows (in thousands):

		Three Months Ended
Cash Flow Source	Classification	August 31, 2024	September 2, 2023

Operating cash flows from operating leases	Operating activities	$353	$111

8. INCOME TAXES

We recorded an income tax provision of $0.1 million and $0.4 million for the first three months of fiscal 2025 and the first three months of fiscal 2024, respectively. The effective income tax rate during the first three months of fiscal 2025 was a tax provision of 9.0% as compared to a tax provision of 23.7% during the first three months of fiscal 2024. The difference in rate during the first three months of fiscal 2025 as compared to the first three months of fiscal 2024 reflects changes in our geographical distribution of income (loss), which is primarily driven by a decrease in U.S. earnings for fiscal 2025 and the state income tax provision, as well as an increase in the utilization of U.S. research and development credits. The 9.0% effective income tax rate differs from the federal statutory rate of 21% as a result of our geographical distribution of income (loss), as well as the utilization of U.S. research and development credits.

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

We have historically determined that undistributed earnings of our foreign subsidiaries, to the extent of cash available, will be repatriated to the U.S. The deferred tax liabilities on the outside basis difference is now primarily withholding tax on future dividend distributions. The deferred tax liabilities related to undistributed earnings of our foreign subsidiaries was less than $0.1 million as of August 31, 2024 and June 1, 2024.

The Company recorded a $0.3 million liability for uncertain tax positions as of August 31, 2024. The uncertain tax positions totaled $0.1 million as of June 1, 2024. We record interest related to uncertain tax positions in the income tax expense line item within the Consolidated Statements of Comprehensive Income. Accrued interest was included within the related tax liability line in the Consolidated Balance Sheets. We have recorded a liability of less than $0.1 million for interest and penalties as it relates to the reserve of the research and development credit as of June 1, 2024 and August 31, 2024, respectively.

The Company maintains a valuation allowance representing the portion of the deferred tax asset that management does not believe is more likely than not to be realized. The valuation allowance was $2.2 million as of August 31, 2024 and was $1.4 million as of September 2, 2023. The current valuation allowance is recorded on deferred tax assets in foreign jurisdictions where historical taxable losses have been incurred ($1.1 million) and state NOLs ($1.1 million). The amount of the deferred tax assets considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth.

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

The earnings per share (“EPS”) presented in our unaudited consolidated statements of comprehensive income was based on the following amounts (in thousands, except per share amounts):

	Three Months Ended
	August 31, 2024		September 2, 2023
	Basic	Diluted	Basic	Diluted
Numerator for Basic and Diluted EPS:
Net income	$590	$590	$1,227	$1,227
Less dividends:
Common stock	739	739	732	732
Class B common stock	111	111	111	111
Undistributed (loss) earnings	$(260)	$(260)	$384	$384

Common stock undistributed (loss) earnings	$(226)	$(226)	$333	$335
Class B common stock undistributed (loss) earnings	(34)	(34)	51	49
Total undistributed (loss) earnings	$(260)	$(260)	$384	$384

Denominator for Basic and Diluted EPS:
Common stock weighted average shares	12,200	12,200	12,171	12,171
Effect of dilutive securities
Dilutive stock options		231		368
Denominator for diluted EPS adjusted for weighted average shares and assumed conversion		12,431		12,539
Class B common stock weighted average shares and shares under if-converted method for diluted EPS	2,049	2,049	2,052	2,052

Net income per share:
Common stock	$0.04	$0.04	$0.09	$0.09

Class B common stock	$0.04	$0.04	$0.08	$0.08

Note: There were no common stock options that were antidilutive in the first quarter of fiscal 2025 and fiscal 2024.

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

Operating results by segment are summarized in the following table (in thousands):

	Three Months Ended
	August 31, 2024	September 2, 2023
PMT
Net Sales	$34,202	$35,744
Gross Profit	10,202	11,511

GES
Net Sales	8,086	4,394
Gross Profit	2,374	1,580

Canvys
Net Sales	7,638	9,889
Gross Profit	2,621	3,365

Healthcare
Net Sales	3,799	2,554
Gross Profit	1,229	808

Geographic net sales information is primarily grouped by customer destination into five areas: North America; Asia/Pacific; Europe; Latin America; and Other.

Net sales and gross profit by geographic region are summarized in the following table (in thousands):

	Three Months Ended
	August 31, 2024	September 2, 2023
Net Sales
North America	$23,007	$19,630
Asia/Pacific	10,655	12,812
Europe	17,262	15,752
Latin America	2,826	2,802
Other (1)	(25)	1,585
Total	$53,725	$52,581

Gross Profit
North America	$8,976	$7,463
Asia/Pacific	3,336	4,143
Europe	4,869	4,859
Latin America	989	1,092
Other (1)	(1,744)	(293)
Total	$16,426	$17,264

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Certain statements in this report may constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. The terms “may,” “should,” “could,” “anticipate," “believe,” “continue,” “estimate,” “expect,” “intend,” “objective,” “plan,” “potential," “project” and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. These statements are based on management’s current expectations, intentions or beliefs and are subject to a number of factors, assumptions and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Factors that could cause or contribute to such differences or that might otherwise impact the business include; economic, labor and political conditions; global business disruption caused by the Russian - Ukraine and Israel - Hamas wars; currency exchange fluctuations; and the ability of the Company to manage its growth and the risk factors set forth in our Annual Report on Form 10-K filed with the SEC on August 5, 2024. We undertake no obligation to update any such factor or to publicly announce the results of any revisions to any forward-looking statements contained herein whether as a result of new information, future events or otherwise.

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

INTRODUCTION

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to assist the reader in better understanding our business, results of operations, financial condition, changes in financial condition and significant developments. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes appearing elsewhere in this filing. This section is organized as follows:

•
Business Overview
•
Results of Operations – an analysis and comparison of our consolidated results of operations for the three month periods ended August 31, 2024, and September 2, 2023, as reflected in our unaudited consolidated statements of comprehensive income.
•
Liquidity, Financial Position and Capital Resources – a discussion of our primary sources and uses of cash for the three month periods ended August 31, 2024 and September 2, 2023, and a discussion of changes in our financial position.

Business Overview

Richardson Electronics, Ltd. (the "Company," "we," "our") is a leading global manufacturer of engineered solutions, power grid and microwave tubes and related consumables; power conversion and RF and microwave components; high-value replacement parts, tubes and service training for diagnostic imaging equipment; and customized display solutions. Nearly 50% of our products are manufactured at our facilities located in LaFox, Illinois, Marlborough, Massachusetts and Donaueschingen, Germany, or by one of our manufacturing partners throughout the world. We serve customers in the alternative energy, healthcare, aviation, broadcast, communications, industrial, marine, medical, military, scientific and semiconductor markets. The Company’s strategy is to provide specialized technical expertise and “engineered solutions” based on our core engineering and manufacturing capabilities. The Company provides solutions and adds value through design-in support, systems integration, prototype design and manufacturing, testing, logistics and aftermarket technical service and repair through its global infrastructure.

Some of the Company's products are manufactured in China and imported into the United States. The Office of the United States Trade Representative ("USTR") instituted tariffs on the importation of a number of products into the United States from China. These tariffs are a response to what the USTR considers to be certain unfair trade practices by China. A number of the Company's products manufactured in China are subject to duties when imported into the United States.

Management continues to work with its suppliers as well as its customers to mitigate the impact of the tariffs on our customers. However, if the Company is unable to successfully pass through the additional cost of these tariffs, or if the higher prices reduce demand for the Company's products, it will have a negative effect on the Company's sales and gross margins.

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

Refer to Note 10, Segment and Geographic Information, for a discussion of the operating results by segment and geographic area.

RESULTS OF OPERATIONS

Financial Summary – Three Months Ended August 31, 2024

•
The first quarter of fiscal 2025 contained 13 weeks and the first quarter of fiscal 2024 contained 14 weeks.
•
Net sales during the first quarter of fiscal 2025 were $53.7 million, an increase of 2.2%, compared to net sales of $52.6 million during the first quarter of fiscal 2024.
•
Gross margin decreased to 30.6% during the first quarter of fiscal 2025 compared to 32.8% during the first quarter of fiscal 2024.
•
Selling, general and administrative expenses were $16.1 million or 30.0% of net sales during the first quarter of fiscal 2025 compared to $15.8 million or 30.0% of net sales during the first quarter of fiscal 2024.
•
Operating income during the first quarter of fiscal 2025 was $0.3 million compared to operating income of $1.5 million during the first quarter of fiscal 2024.
•
Net income during the first quarter of fiscal 2025 was $0.6 million compared to net income of $1.2 million during the first quarter of fiscal 2024.

Net Sales and Gross Profit Analysis

Net sales by segment and percent change during the first quarter of fiscal 2025 and fiscal 2024 were as follows (in thousands):

Net Sales	Three Months Ended		FY25 vs. FY24
	August 31, 2024	September 2, 2023	% Change
PMT	$34,202	$35,744	-4.3%
GES	8,086	4,394	84.0%
Canvys	7,638	9,889	-22.8%
Healthcare	3,799	2,554	48.7%
Total	$53,725	$52,581	2.2%

During the first quarter of fiscal 2025, consolidated net sales increased 2.2% compared to the first quarter of fiscal 2024. Sales for PMT decreased 4.3%, sales for GES increased 84.0%, sales for Canvys decreased 22.8% and sales for Healthcare increased 48.7%. The decrease in PMT was mainly due to slower sales of electron devices slightly offset by growth in our Wafer Fab and RF and Microwave component businesses. The increase in GES was mainly due to increased shipments of power management products focused on battery modules for wind turbine and electric locomotive products. The decrease in Canvys was attributable to lower sales in the North American and European markets. The increase in Healthcare reflected higher sales in all product lines.

Gross profit by segment and percent of net sales for the first quarter of fiscal 2025 and fiscal 2024 were as follows (in thousands):

Gross Profit	Three Months Ended
	August 31, 2024	% of Net Sales	September 2, 2023	% of Net Sales
PMT	$10,202	29.8%	$11,511	32.2%
GES	2,374	29.4%	1,580	36.0%
Canvys	2,621	34.3%	3,365	34.0%
Healthcare	1,229	32.4%	808	31.6%
Total	$16,426	30.6%	$17,264	32.8%

Gross profit reflects the distribution and manufacturing product margin less manufacturing variances, inventory obsolescence charges, customer returns, scrap and cycle count adjustments, engineering costs and other provisions.

Consolidated gross profit decreased to $16.4 million during the first quarter of fiscal 2025 compared to $17.3 million during the first quarter of fiscal 2024. Consolidated gross margin as a percentage of net sales during the first quarter of fiscal 2025 decreased to 30.6% when compared to 32.8% during the first quarter of fiscal 2024. This decrease was mainly due to the unfavorable product mix and manufacturing under absorption in PMT and unfavorable product mix in GES with a partial offset from the favorable product mix in Canvys and cost efficiencies in scrap and freight in Healthcare.

Power and Microwave Technologies

PMT net sales decreased 4.3% to $34.2 million during the first quarter of fiscal 2025 from $35.7 million during the first quarter of fiscal 2024. The decrease was mainly due to slower sales of electron devices slightly offset by growth in our Wafer Fab and RF and Microwave component businesses. Gross margin as a percentage of net sales decreased to 29.8% during the first quarter of fiscal 2025 as compared to 32.2% during the first quarter of fiscal 2024 due to unfavorable product mix and manufacturing under absorption.

Green Energy Solutions

GES net sales increased 84.0% to $8.1 million during the first quarter of fiscal 2025 from $4.4 million during the first quarter of fiscal 2024. The increase reflected the project-based nature of this segment and was mainly due to increased shipments of power management products focused on battery modules for wind turbine and electric locomotive products. Gross margin as a percentage of net sales decreased to 29.4% during the first quarter of fiscal 2025 as compared to 36.0% during the first quarter of fiscal 2024 due to product mix.

Canvys

Canvys net sales decreased 22.8% to $7.6 million during the first quarter of fiscal 2025 from $9.9 million during the first quarter of fiscal 2024, due to lower sales in both the North American and European markets. Gross margin as a percentage of net sales increased to 34.3% during the first quarter of fiscal 2025 from 34.0% during the first quarter of fiscal 2024 primarily due to improved product mix.

Healthcare

Healthcare net sales increased 48.7% to $3.8 million during the first quarter of fiscal 2025 from $2.6 million during the first quarter of fiscal 2024 due to increases in all Healthcare product lines. Gross margin as a percentage of net sales increased to 32.4% during the first quarter of fiscal 2025 as compared to 31.6% during the first quarter of fiscal 2024 primarily due to cost efficiencies in scrap and freight.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) increased slightly to $16.1 million for the first quarter of fiscal 2025 when compared to $15.8 million for the year ago quarter. This increase of 2.0% from the first quarter of fiscal 2024 mainly reflected higher incentives due to sales growth. Expressed as a percentage of net sales, SG&A was 30.0% for the first quarter of fiscal 2025 and remained unchanged compared to the first quarter of fiscal 2024.

Other Income/Expense

Other income was $0.3 million during the first quarter of fiscal 2025, compared to other income of $0.1 million for the first quarter of fiscal 2024. Other income during the first quarter of fiscal 2025 included interest income and foreign exchange gains. Our foreign exchange gains and losses are primarily due to the translation of U.S. dollars held in non-U.S. entities. We currently do not utilize derivative instruments to manage our exposure to foreign currency.

Income Tax Provision

We recorded an income tax provision of $0.1 million and $0.4 million for the first three months of fiscal 2025 and the first three months of fiscal 2024, respectively. The effective income tax rate during the first three months of fiscal 2025 was a tax provision of 9.0% as compared to a tax provision of 23.7% during the first three months of fiscal 2024. The difference in rate during the first three months of fiscal 2025 as compared to the first three months of fiscal 2024 reflects changes in our geographical distribution of income (loss), which is primarily driven by a decrease in U.S. earnings for fiscal 2025 and the state income tax provision, as well as an increase in the utilization of U.S. research and development credits. The 9.0% effective income tax rate differs from the federal statutory rate of 21% as a result of our geographical distribution of income (loss), as well as the utilization of U.S. research and development credits.

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

The Company recorded a $0.3 million liability for uncertain tax positions as of August 31, 2024. The uncertain tax positions totaled $0.1 million as of June 1, 2024. We record interest related to uncertain tax positions in the income tax expense line item within the Consolidated Statements of Comprehensive Income. Accrued interest was included within the related tax liability line in the Consolidated Balance Sheets. We have recorded a liability of less than $0.1 million for interest and penalties as it relates to the reserve of the research and development credit as of June 1, 2024 and August 31, 2024, respectively.

Net Income and Per Share Data

Net income during the first quarter of fiscal 2025 was $0.6 million, or $0.04 per diluted common share and $0.04 per Class B diluted common share as compared to net income of $1.2 million during the first quarter of fiscal 2024 or $0.09 per diluted common share and $0.08 per Class B diluted common share.

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

Our operations and cash needs have been primarily financed through income from operations and cash on hand.

Cash and cash equivalents were $23.0 million at August 31, 2024. Cash and cash equivalents by geographic area at August 31, 2024 consisted of $4.1 million in North America, $9.9 million in Europe, $1.2 million in Latin America and $7.8 million in Asia/Pacific. No cash was repatriated to the United States in the first quarter of fiscal 2025. Although the Tax Cuts and Jobs Act generally eliminated federal income tax on future cash repatriation to the United States, cash repatriation may be subject to state and local taxes, withholding or similar taxes. See Note 8, Income Taxes, of the notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for the fiscal year ended June 1, 2024, filed with the SEC on August 5, 2024, for further information.

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

On March 20, 2023, the Company established a senior, secured revolving credit facility agreement with a three-year term in an aggregate principal amount not to exceed $30 million, including a swingline loan and a letter of credit sub-facility (collectively, the "Revolving Credit Facility") with PNC Bank. The Revolving Credit Facility is guaranteed by the Company's domestic subsidiaries. Proceeds of the borrowings under the Revolving Credit Facility are expected to be used for working capital and general corporate purposes of the Company and its subsidiaries. The Company utilized $1.0 million of the credit line to address short-term cash requirements and repaid that $1.0 million during the first quarter of fiscal 2025. As of the end of the first quarter for fiscal 2025 and the date of this report, no amounts were outstanding under the Revolving Credit Facility.

Cash Flows from Operating Activities

Cash flows from operating activities are primarily a result of our net income adjusted for non-cash items and changes in our operating assets and liabilities.

Operating activities generated $0.4 million of cash during the first three months of fiscal 2025. We had a net income of $0.6 million during the first three months of fiscal 2025, which included non-cash stock-based compensation expense of $0.6 million associated with the issuance of stock option and restricted stock awards, inventory reserve provisions of $0.1 million, unrealized foreign exchange gain of $0.4 million and depreciation and amortization expense of $1.0 million associated with our property, plant and equipment and intangible assets. Changes in our operating assets and liabilities used $1.9 million in cash during the first three months of fiscal 2025, net of foreign currency exchange gains and losses included an increase in inventory of $0.1 million and an increase in accounts receivable of $5.9 million. Partially offsetting the cash utilization was an increase in accounts payable and accrued liabilities of $4.1 million. The increase in accounts receivable was primarily due to the higher level of sales for the current quarter compared to the prior quarter. The changes in accounts payable and accrued liabilities were timing related.

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

Cash Flows from Investing Activities

Cash used in investing activities of $0.9 million during the first three months of fiscal 2025 was due to capital expenditures. Capital expenditures were primarily related to our IT system and LaFox manufacturing and facilities. LaFox manufacturing primarily supports the Electron Device Group ("EDG") and Green Energy Solutions ("GES").

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

Cash used in financing activities of $0.9 million during the first three months of fiscal 2025 primarily resulted from $0.9 million of dividend payments to stockholders partially offset by $0.1 million of proceeds from the issuance of stock.

Cash used by financing activities of $0.6 million during the first three months of fiscal 2024 primarily resulted from $0.8 million of dividend payments to stockholders offset by $0.3 million of proceeds from the issuance of stock.

Critical Accounting Policies and Estimates

The Company’s consolidated financial statements are prepared in accordance with U.S GAAP. Preparation of these financial statements requires the Company to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. The Company’s most critical accounting policies and estimates are those most important to the portrayal of its financial condition and results of operations and which require the Company to make its most difficult and subjective judgments, often as a result of the need to make estimates regarding matters that are inherently uncertain. Although management believes that its estimates and assumptions are reasonable, they are based on information available when they are made and, therefore, may differ from estimates made under different assumptions or conditions.

The Company’s significant accounting policies are consistent with those discussed in Note 3, Significant Accounting Policies and Disclosures, to the consolidated financial statements and the MD&A section of the Company’s fiscal 2024 Annual Report on Form 10-K (the “2024 Annual Report”). During the three months ended August 31, 2024, there were no significant changes in the application of critical accounting policies.

Impact of New Accounting Standards

For information about recently issued accounting pronouncements, see Note 4, New Accounting Pronouncements - Not Yet Adopted, included in Part 1, Item 1.

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

The interpretation and analysis of these disclosures should not be considered in isolation since such variances in exchange rates would likely influence other economic factors. Such factors, which are not readily quantifiable, would likely also affect our operations. Additional disclosure regarding various market risks is set forth in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 1, 2024 filed with the SEC on August 5, 2024.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of August 31, 2024.

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

(b) Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the first quarter of fiscal 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 1, 2024, filed with the SEC on August 5, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

a) Form 8-K disclosures for the quarter covered by this Form 10-Q:

Submission of Matters to Vote of Security Holders

We held our annual meeting of stockholders on October 8, 2024. At the annual meeting, our stockholders (i) elected each of the nominees listed below to the Company’s Board of Directors to serve for a term expiring at the 2025 Annual Meeting; (ii) ratified the selection of BDO USA, P. C. as our independent registered public accounting firm for fiscal 2025; and (iii) approved, on an advisory basis, the compensation of the Company’s named executive officers.

The final results for the votes regarding each proposal are set forth below:

1.
The voting results with respect to the election of each director were as follows:

Nominee	For	Abstain/Withhold	Broker Non-Votes
Edward J. Richardson	25,048,700	3,048,851	1,932,766
Wendy S. Diddell	27,837,126	260,425	1,932,766
Jacques Belin	24,935,122	3,162,429	1,932,766
James Benham	24,935,237	3,162,314	1,932,766
Kenneth Halverson	24,936,927	3,160,624	1,932,766
Robert H. Kluge	26,111,151	1,986,400	1,932,766
Paul J. Plante	23,137,263	4,960,288	1,932,766

2.
The voting results with respect to the ratification of the selection of BDO USA, P. C. as our independent registered public accounting firm for fiscal 2025 was approved with 29,986,317 votes “FOR”, 9,976 votes “AGAINST” and 34,024 votes “ABSTAIN/WITHHOLD”.
3.
The voting results with respect to the approval, on an advisory basis, the compensation of our Named Executive Officers was approved with 27,674,039 votes “FOR”, 341,547 votes “AGAINST” and 81,965 votes “ABSTAIN/WITHHOLD" and 1,932,766 broker non-votes.

b) Not applicable.

c) 10b5-1 trading arrangements:

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

101

The following financial information from our Quarterly Report on Form 10-Q for the first quarter of fiscal 2025, filed with the SEC on October 10, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Comprehensive Income, (iii) the Unaudited Consolidated Statements of Cash Flows, (iv) the Unaudited Consolidated Statement of Stockholders’ Equity and (v) Notes to Unaudited Consolidated Financial Statements.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RICHARDSON ELECTRONICS, LTD.

Date: October 10, 2024	By:	/s/ Robert J. Ben
Robert J. Ben Chief Financial Officer and Chief Accounting Officer (on behalf of the Registrant and as Principal Financial Officer)