Form 10-Q
period 2024-11-30
RICHARDSON ELECTRONICS, LTD.
filed 2025-01-10
CIK 355948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2024

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

As of January 6, 2025, there were 12,359,370 outstanding shares of Common Stock, $0.05 par value and 2,049,238 outstanding shares of Class B Common Stock, $0.05 par value, which are convertible into Common Stock of the registrant on a share for share basis.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Richardson Electronics, Ltd.

Consolidated Balance Sheets

(in thousands, except per share amounts)

	Unaudited	Audited
	November 30, 2024	June 1, 2024
Assets
Current assets:
Cash and cash equivalents	$26,635	$24,263
Accounts receivable, less allowance for credit losses of $373 and $323, respectively	25,765	24,845
Inventories, net	110,687	110,149
Prepaid expenses and other assets	2,441	2,397
Total current assets	165,528	161,654
Non-current assets:
Property, plant and equipment, net	20,166	20,681
Intangible assets, net	1,521	1,641
Right of use lease assets	2,321	2,760
Deferred income tax assets	5,566	5,500
Other non-current assets	123	209
Total non-current assets	29,697	30,791
Total assets	$195,225	$192,445
Liabilities
Current liabilities:
Accounts payable	$19,978	$15,458
Accrued liabilities	15,633	15,404
Lease liabilities current	1,075	1,169
Total current liabilities	36,686	32,031
Non-current liabilities:
Deferred income tax liabilities	75	90
Lease liabilities non-current	1,246	1,591
Other non-current liabilities	1,027	781
Total non-current liabilities	2,348	2,462
Total liabilities	39,034	34,493
Stockholders’ Equity
Common stock, $0.05 par value; 12,359 and 12,254 shares issued and outstanding on November 30, 2024 and June 1, 2024, respectively	618	613
Class B common stock, convertible, $0.05 par value; 2,049 shares issued and outstanding on November 30, 2024 and June 1, 2024	102	102
Preferred stock, $1.00 par value, no shares issued	—	—
Additional paid-in-capital	73,793	72,744
Retained earnings	82,026	83,729
Accumulated other comprehensive (loss) income	(348)	764
Total stockholders' equity	156,191	157,952
Total liabilities and stockholders’ equity	$195,225	$192,445

Refer to the Notes to Unaudited Consolidated Financial Statements in Part 1, Item 1.

Richardson Electronics, Ltd.

Unaudited Consolidated Statements of Comprehensive (Loss) Income

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	November 30, 2024	December 2, 2023	November 30, 2024	December 2, 2023
Net sales	$49,491	$44,130	$103,216	$96,711
Cost of sales, exclusive of depreciation and amortization	34,165	31,588	71,464	66,905
Gross profit	15,326	12,542	31,752	29,806
Selling, general and administrative expenses, inclusive of depreciation and amortization	15,995	14,488	32,107	30,280
(Gain) loss on disposal of assets	(2)	70	(4)	70
Operating loss	(667)	(2,016)	(351)	(544)
Other expense (income):
Interest income	(45)	(86)	(103)	(157)
Foreign exchange loss	437	343	160	246
Other, net	(4)	18	(1)	50
Total other expense	388	275	56	139
Loss before income taxes	(1,055)	(2,291)	(407)	(683)
Income tax benefit	(304)	(494)	(246)	(113)
Net loss	(751)	(1,797)	(161)	(570)
Foreign currency translation (loss) gain, net of tax	(1,748)	631	(1,112)	590
Comprehensive (loss) income	$(2,499)	$(1,166)	$(1,273)	$20

Net loss per share:
Common shares - Basic	$(0.05)	$(0.13)	$(0.01)	$(0.04)
Class B common shares - Basic	(0.05)	(0.12)	(0.01)	(0.04)
Common shares - Diluted	(0.05)	(0.13)	(0.01)	(0.04)
Class B common shares - Diluted	(0.05)	(0.12)	(0.01)	(0.04)

Weighted average number of shares:
Common shares – Basic	12,315	12,226	12,258	12,198
Class B common shares – Basic	2,049	2,052	2,049	2,052
Common shares – Diluted	12,315	12,226	12,258	12,198
Class B common shares – Diluted	2,049	2,052	2,049	2,052

Refer to the Notes to Unaudited Consolidated Financial Statements in Part 1, Item 1.

Richardson Electronics, Ltd.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended		Six Months Ended
	November 30, 2024	December 2, 2023	November 30, 2024	December 2, 2023
Operating activities:
Net loss	$(751)	$(1,797)	$(161)	$(570)
Adjustments to reconcile net loss to cash provided by operating activities:
Unrealized foreign currency loss (gain)	141	(268)	(241)	(305)
Depreciation and amortization	1,015	1,116	2,059	2,114
Inventory provisions	84	192	223	277
Share-based compensation expense	313	283	906	766
(Gain) loss on disposal of assets	(2)	70	(4)	70
Deferred income taxes	(21)	51	(79)	46
Change in assets and liabilities:
Accounts receivable	4,721	1,790	(1,137)	6,252
Inventories	(1,617)	(3,069)	(1,741)	(6,220)
Prepaid expenses and other assets	67	(618)	38	(209)
Accounts payable	500	1,233	4,664	(1,132)
Accrued liabilities	641	1,502	546	378
Other	374	315	804	348
Net cash provided by operating activities	5,465	800	5,877	1,815
Investing activities:
Capital expenditures	(517)	(1,515)	(1,443)	(2,656)
Proceeds from sale of property, plant & equipment	—	—	7	—
Net cash used in investing activities	(517)	(1,515)	(1,436)	(2,656)
Financing activities:
Proceeds from issuance of common stock	163	15	307	342
Cash dividends paid on common and Class B common stock	(853)	(845)	(1,703)	(1,688)
Proceeds from revolving credit facility	—	—	1,000	—
Repayment of revolving credit facility	—	—	(1,000)	—
Other	3	—	(159)	(119)
Net cash used in financing activities	(687)	(830)	(1,555)	(1,465)
Effect of exchange rate changes on cash and cash equivalents	(661)	190	(514)	94
Increase (decrease) in cash and cash equivalents	3,600	(1,355)	2,372	(2,212)
Cash and cash equivalents at beginning of period	23,035	24,124	24,263	24,981
Cash and cash equivalents at end of period	$26,635	$22,769	$26,635	$22,769

Refer to the Notes to Unaudited Consolidated Financial Statements in Part 1, Item 1.

Richardson Electronics, Ltd.

Unaudited Consolidated Statement of Stockholders’ Equity

(in thousands, except per share amounts)

	Common Stock	Class B Common Stock	Par Value	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance August 31, 2024	12,331	2,049	$719	$73,315	$83,630	$1,400	$159,064
Comprehensive loss:
Net loss	—	—	—	—	(751)	—	(751)
Foreign currency translation, net of tax	—	—	—	—	—	(1,748)	(1,748)
Share-based compensation:
Restricted stock	—	—	—	178	—	—	178
Stock options	—	—	—	135	—	—	135
Common stock:
Options exercised	28	—	1	165	—	—	166
Dividends paid to:
Common ($0.060 per share)	—	—	—	—	(742)	—	(742)
Class B Common ($0.054 per share)	—	—	—	—	(111)	—	(111)
Balance November 30, 2024	12,359	2,049	$720	$73,793	$82,026	$(348)	$156,191

Balance June 1, 2024	12,254	2,049	$715	$72,744	$83,729	$764	$157,952
Comprehensive loss:
Net loss	—	—	—	—	(161)	—	(161)
Foreign currency translation, net of tax	—	—	—	—	161	(1,112)	(951)
Share-based compensation:
Restricted stock	—	—	—	602	—	—	602
Stock options	—	—	—	304	—	—	304
Common stock:
Options exercised	45	—	2	305	—	—	307
Restricted stock issuance	60	—	3	(162)	—	—	(159)
Dividends paid to:
Common ($0.12 per share)	—	—	—	—	(1,481)	—	(1,481)
Class B Common ($0.108 per share)	—	—	—	—	(222)	—	(222)
Balance November 30, 2024	12,359	2,049	$720	$73,793	$82,026	$(348)	$156,191

Refer to the Notes to Unaudited Consolidated Financial Statements in Part 1, Item 1.

	Common Stock	Class B Common Stock	Par Value	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance September 2, 2023:	12,225	2,052	$714	$71,638	$87,428	$574	$160,354
Comprehensive income (loss):
Net loss	—	—	—	—	(1,797)	—	(1,797)
Foreign currency translation, net of tax	—	—	—	—	—	631	631
Share-based compensation:
Restricted stock	—	—	—	172	—	—	172
Stock options	—	—	—	111	—	—	111
Common stock:
Options exercised	2	—	—	15	—	—	15
Dividends paid to:
Common ($0.060 per share)	—	—	—	—	(734)	—	(734)
Class B Common ($0.054 per share)	—	—	—	—	(111)	—	(111)
Balance December 2, 2023	12,227	2,052	$714	$71,936	$84,786	$1,205	$158,641

Balance May 27, 2023:	12,140	2,052	$710	$70,951	$87,044	$615	$159,320
Comprehensive income (loss):
Net loss	—	—	—	—	(570)	—	(570)
Foreign currency translation, net of tax	—	—	—	—	—	590	590
Share-based compensation:
Restricted stock	—	—	—	341	—	—	341
Stock options	—	—	—	425	—	—	425
Common stock:
Options exercised	50	—	2	340	—	—	342
Restricted stock issuance	37	—	2	(121)	—	—	(119)
Dividends paid to:
Common ($0.120 per share)	—	—	—	—	(1,466)	—	(1,466)
Class B Common ($0.108 per share)	—	—	—	—	(222)	—	(222)
Balance December 2, 2023	12,227	2,052	$714	$71,936	$84,786	$1,205	$158,641

Refer to the Notes to Unaudited Consolidated Financial Statements in Part 1, Item 1.

RICHARDSON ELECTRONICS, LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF THE COMPANY

Richardson Electronics, Ltd. (the "Company," "we," "our") is a leading global manufacturer of engineered solutions, power grid and microwave tubes and related consumables; power conversion and RF and microwave components; high-value replacement parts, tubes and service training for diagnostic imaging equipment; and customized display solutions. Approximately 50% of our products are manufactured at our facilities located in LaFox, Illinois, Marlborough, Massachusetts and Donaueschingen, Germany, or by one of our manufacturing partners throughout the world. We serve customers in the alternative energy, healthcare, aviation, broadcast, communications, industrial, marine, medical, military, scientific and semiconductor markets. The Company’s strategy is to provide specialized technical expertise and “engineered solutions” based on our core engineering and manufacturing capabilities. The Company provides solutions and adds value through design-in support, systems integration, prototype design and manufacturing, testing, logistics and aftermarket technical service and repair through its global infrastructure.

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

Our fiscal quarter ends on the Saturday nearest the end of the quarter-ending month. The second quarter of fiscal 2025 and fiscal 2024 both contained 13 weeks. The first six months of fiscal 2025 contained 26 weeks and the first six months of fiscal 2024 contained 27 weeks.

In the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results of interim periods have been made. All inter-company transactions and balances have been eliminated. The unaudited consolidated financial statements presented herein include the accounts of our wholly owned subsidiaries. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to applicable rules and regulations. The results of our operations for the six months ended November 30, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2025.

As described in Note 1, Description of the Company the Company reports its financial performance based on four operating and reportable segments. The financial information contained in this report should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended June 1, 2024, which was filed with the SEC on August 5, 2024.

3. RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the current period reporting classifications. The reclassification was related to the unrealized foreign exchange gain on the Consolidated Statements of Cash Flows.

4. NEW ACCOUNTING PRONOUNCEMENTS - NOT YET ADOPTED

In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands the disclosures required in an entity's income tax rate reconciliation table and requires disclosure of income taxes paid in both U.S. and foreign jurisdictions. The amendments are effective for fiscal years beginning after December 15, 2024, with early adoption permitted, to be applied on a prospective basis, with retrospective application permitted. The Company is currently evaluating this ASU to determine its impact on the Company's disclosures.

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

5. SUMMARY OF ACCOUNTING POLICIES

Inventories, net: Our consolidated inventories were stated at the lower of cost and net realizable value, generally using a weighted-average cost method. Our net inventories include approximately $94.6 million of finished goods, $11.6 million of raw materials and $4.5 million of work-in-progress as of November 30, 2024, as compared to approximately $93.9 million of finished goods, $12.2 million of raw materials and $4.0 million of work-in-progress as of June 1, 2024.

Provisions for obsolete or slow-moving inventories are recorded based upon regular analysis of stock rotation privileges, obsolescence, the exiting of certain markets and assumptions about future demand and market conditions. Inventory reserves were approximately $6.1 million as of November 30, 2024 and $6.0 million as of June 1, 2024.

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

Distribution typically includes products purchased from our suppliers, stocked in our warehouses and then sold to our customers. The distribution business does not include a separate service bundled with the product sold or sold on top of the product. Revenue is recognized when control of the promised goods is transferred to our customers, which is simultaneous with the title transferring to the customer, in an amount that reflects the transaction price consideration that we expect to receive in exchange for those goods. Control refers to the ability of the customer to direct the use of and obtain substantially all the remaining benefits from the goods. Our transaction price consideration is fixed, unless otherwise disclosed below as variable consideration. Generally, our contracts require our customers to pay for goods after we deliver products to them. Terms are generally open account, payable net 30 days in North America, and vary throughout Asia/Pacific, Europe and Latin America subject to customary credit checks.

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

Contract Balances: Contract balances were as follows (in thousands):

	November 30, 2024	June 1, 2024	May 27, 2023
Accounts receivable	$25,765	$24,845	$30,067
Contract liabilities	4,349	4,520	3,283

During the three and six months ended November 30, 2024 the Company recognized $1.2 million and $2.1 million, respectively, of revenue upon satisfaction of performance obligations related to amounts that were included in the contract liabilities balance as of June 1, 2024. During the three and six months ended December 2, 2023, the Company recognized $1.4 million and $2.9 million, respectively, of revenue upon satisfaction of performance obligations related to amounts that were included in the contract liabilities balance as of May 27, 2023.

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

	November 30, 2024	June 1, 2024
Gross Amounts:
Customer Relationships	$3,396	$3,396
Technology	380	380
Total Gross Amounts	$3,776	$3,776

Accumulated Amortization:
Customer Relationships	$1,984	$1,886
Technology	271	249
Total Accumulated Amortization	$2,255	$2,135

Net Intangible Assets	$1,521	$1,641

The amortization expense associated with intangible assets subject to amortization for the next five years is presented in the following table (in thousands):

Fiscal Year	Amortization Expense
Remaining 2025	$120
2026	206
2027	194
2028	185
2029	174
Thereafter	642
Total amortization	$1,521

The weighted average number of years of amortization expense remaining is 10 years.

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

Accrued Liabilities: Accrued liabilities consisted of the following (in thousands):

	November 30, 2024	June 1, 2024
Compensation and payroll taxes	$4,506	$3,495
Accrued severance	557	506
Professional fees	653	487
Contract liabilities	4,349	4,520
Other accrued expenses	5,568	6,396
Accrued Liabilities	$15,633	$15,404

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

Warranty reserves are established for costs that are expected to be incurred after the sale and delivery of products under warranty. Warranty reserves are included in accrued liabilities on our unaudited consolidated balance sheets. The warranty reserves are determined based on known product failures, historical experience and other available evidence. Warranty reserves were approximately $0.7 million as of November 30, 2024 and June 1, 2024.

6. REVOLVING CREDIT FACILITY

The Company entered into a Credit Agreement (the "Credit Agreement") for a three-year Revolving Credit Facility with PNC Bank N.A. on March 20, 2023 (the "Revolving Credit Facility"). The Revolving Credit Facility will mature on March 20, 2026. Borrowings under the Revolving Credit Facility, including the swingline loan and letter of credit sub-facility extended to the Company thereunder, are secured by (i) a continuing first priority lien on and security interest in and to substantially all of the assets of the Company and its domestic subsidiaries and (ii) a continuing first priority pledge of the Pledged Collateral of the Company and the Guarantors identified in the Security Agreement and the Pledge Agreement executed in connection with the Revolving Credit Facility. The combined maximum borrowings under the Revolving Credit Facility are $30 million. Proceeds of borrowings may be used for working capital and general corporate purposes. The Company utilized $1.0 million of the credit line to address short-term working capital needs and repaid that $1.0 million during the first quarter of fiscal 2025. There was no utilization of the credit line in the second quarter of fiscal 2025. As of November 30, 2024, no amount was outstanding under the Revolving Credit Facility.

The Credit Agreement provides that the Company must maintain compliance with a maximum consolidated leverage ratio covenant and a minimum consolidated fixed charge coverage ratio, each as determined in accordance with the Credit Agreement. The Credit Agreement also contains affirmative, negative and financial covenants customary for financings of this type, including, among other things, limitations on certain other indebtedness, loans and investments, liens, mergers, asset sales, and transactions with affiliates, as well as customary events of default for financings of this type. The Company was in compliance with financial covenants under the Credit Agreement as of November 30, 2024.

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

The net assets and liabilities related to operating leases were as follows (in thousands):

Lease Type	November 30, 2024	June 1, 2024
Right of use lease assets	$2,321	$2,760

Lease liabilities current	1,075	1,169

Lease liabilities non-current	1,246	1,591

The components of lease costs were as follows (in thousands):

		Three Months Ended
		November 30, 2024	December 2, 2023
Consolidated operating lease expense	Operating expenses	$419	$417

		Six Months Ended
		November 30, 2024	December 2, 2023
Consolidated operating lease expense	Operating expenses	$854	$871

The approximate future minimum lease payments under operating leases at November 30, 2024 were as follows (in thousands):

Fiscal Year	Operating Leases
Remaining 2025	$664
2026	981
2027	451
2028	223
2029	142
Total lease payments	2,461
Less imputed interest	140
Net minimum lease payments	$2,321

The weighted average remaining lease terms and interest rates of leases held by the Company as of November 30, 2024 and December 2, 2023 were as follows:

Operating Lease as of:	Weighted Average Remaining Lease Term in Years	Weighted Average Interest Rate
November 30, 2024	4.8	4.8%
December 2, 2023	2.3	4.2%

The cash activities associated with our leases for the three month and six month periods ended November 30, 2024 and December 2, 2023 were as follows (in thousands):

		Three Months Ended
Cash Flow Source	Classification	November 30, 2024	December 2, 2023

Operating cash flows from operating leases	Operating activities	$343	$201

		Six Months Ended
Cash Flow Source	Classification	November 30, 2024	December 2, 2023

Operating cash flows from operating leases	Operating activities	$696	$312

8. INCOME TAXES

We recorded an income tax benefit of $0.2 million and $0.1 million for the first six months of fiscal 2025 and the first six months of fiscal 2024, respectively. The effective income tax rate during the first six months of fiscal 2025 was a tax benefit of 60.4% as compared to a tax benefit of 16.5% during the first six months of fiscal 2024. The difference in rate during the first six months of fiscal 2025 as compared to the first six months of fiscal 2024 reflects changes in the geographical distribution of income (loss), which is primarily driven by an increase in U.S. earnings for fiscal 2025 and the state income tax provision, as well as the impact of U.S. research and development credits. The 60.4% effective income tax rate differs from the federal statutory rate of 21% as a result of the geographical distribution of income (loss), as well as the utilization of the U.S. research and development credit.

In the normal course of business, we are subject to examination by taxing authorities throughout the world. Years prior to fiscal 2015 are closed for examination under the statute of limitation for U.S. federal, and U.S. state. In Netherlands, years prior to fiscal 2020 are closed for examination. We are under examination in Germany for fiscal years 2019 to 2022. We have no current open audits in the U.S.

We have historically determined that certain undistributed earnings of our foreign subsidiaries, to the extent of cash available, will be repatriated to the U.S. The deferred tax liability on the outside basis difference is now primarily withholding tax on future dividend distributions. The deferred tax liability related to undistributed earnings of our foreign subsidiaries was less than $0.1 million as of November 30, 2024 and June 1, 2024.

The Company recorded $0.3 million for uncertain tax positions as of November 30, 2024 as compared to $0.1 million as of June 1, 2024. We record interest related to uncertain tax positions in the income tax expense line item within the Consolidated Statements of Comprehensive (Loss) Income. Accrued interest was included within the related tax liability line in the Consolidated Balance Sheets. We have recorded a liability of less than $0.1 million for interest and penalties as it relates to the reserve of the research and development credit as of June 1, 2024 and November 30, 2024.

The Company maintains a valuation allowance representing the portion of the deferred tax asset that management does not believe is more likely than not to be realized. The valuation allowance was $2.2 million as of November 30, 2024 and June 1, 2024. The current valuation allowance is recorded on deferred tax assets in foreign jurisdictions where historical taxable losses have been incurred ($1.1 million) and state NOLs ($1.1 million). The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth.

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

The earnings per share (“EPS”) presented in our unaudited consolidated statements of comprehensive (loss) income was based on the following amounts (in thousands, except per share amounts):

	Three Months Ended
	November 30, 2024		December 2, 2023
	Basic	Diluted	Basic	Diluted
Numerator for Basic and Diluted EPS:
Net loss	$(751)	$(751)	$(1,797)	$(1,797)
Less dividends:
Common stock	742	742	734	734
Class B common stock	111	111	111	111
Undistributed loss	$(1,604)	$(1,604)	$(2,642)	$(2,642)

Common stock undistributed loss	$(1,395)	$(1,395)	$(2,295)	$(2,295)
Class B common stock undistributed loss	(209)	(209)	(347)	(347)
Total undistributed loss	$(1,604)	$(1,604)	$(2,642)	$(2,642)

Denominator for Basic and Diluted EPS:
Common stock weighted average shares	12,315	12,315	12,226	12,226
Effect of dilutive securities
Dilutive stock options		—		—
Denominator for diluted EPS adjusted for weighted average shares and assumed conversion		12,315		12,226
Class B common stock weighted average shares and shares under if-converted method for diluted EPS	2,049	2,049	2,052	2,052

Net loss per share:
Common stock	$(0.05)	$(0.05)	$(0.13)	$(0.13)

Class B common stock	$(0.05)	$(0.05)	$(0.12)	$(0.12)

Note: There were 249 common stock options that were antidilutive and not included in the diluted earnings per share in the second quarter of fiscal 2025. There were 221 common stock options that were antidilutive and not included in the diluted earnings per share for the second quarter of fiscal 2024.

	Six Months Ended
	November 30, 2024		December 2, 2023
	Basic	Diluted	Basic	Diluted
Numerator for Basic and Diluted EPS:
Net loss	$(161)	$(161)	$(570)	$(570)
Less dividends:
Common stock	1,481	1,481	1,466	1,466
Class B common stock	222	222	222	222
Undistributed loss	$(1,864)	$(1,864)	$(2,258)	$(2,258)

Common stock undistributed loss	$(1,620)	$(1,620)	$(1,961)	$(1,961)
Class B common stock undistributed loss	(244)	(244)	(297)	(297)
Total undistributed loss	$(1,864)	$(1,864)	$(2,258)	$(2,258)

Denominator for Basic and Diluted EPS:
Common stock weighted average shares	12,258	12,258	12,198	12,198
Effect of dilutive securities
Dilutive stock options		—		—
Denominator for diluted EPS adjusted for weighted average shares and assumed conversion		12,258		12,198
Class B common stock weighted average shares and shares under if-converted method for diluted EPS	2,049	2,049	2,052	2,052

Net loss per share:
Common stock	$(0.01)	$(0.01)	$(0.04)	$(0.04)

Class B common stock	$(0.01)	$(0.01)	$(0.04)	$(0.04)

Note: There were 241 common stock options that were antidilutive and not included in the diluted earnings per share for the first six months of fiscal 2025. There were 297 common stock options that were antidilutive and not included in the diluted earnings per share for first six months of fiscal 2024.

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

Operating results by segment are summarized in the following table (in thousands):

	Three Months Ended		Six Months Ended
	November 30, 2024	December 2, 2023	November 30, 2024	December 2, 2023
PMT
Net Sales	$34,397	$31,292	$68,599	$67,036
Gross Profit	10,430	8,905	20,632	20,416

GES
Net Sales	5,974	2,609	14,060	7,003
Gross Profit	1,914	761	4,288	2,341

Canvys
Net Sales	6,851	7,291	14,489	17,180
Gross Profit	2,171	2,440	4,792	5,805

Healthcare
Net Sales	2,269	2,938	6,068	5,492
Gross Profit	811	436	2,040	1,244

Geographic net sales information is primarily grouped by customer destination into five areas: North America; Asia/Pacific; Europe; Latin America; and Other.

Net sales and gross profit by geographic region are summarized in the following table (in thousands):

	Three Months Ended		Six Months Ended
	November 30, 2024	December 2, 2023	November 30, 2024	December 2, 2023
Net Sales
North America	$20,557	$16,686	$43,564	$36,316
Asia/Pacific	10,942	10,060	21,597	22,872
Europe	15,972	14,709	33,234	30,461
Latin America	2,015	2,703	4,841	5,505
Other (1)	5	(28)	(20)	1,557
Total	$49,491	$44,130	$103,216	$96,711

Gross Profit
North America	$7,955	$5,795	$16,931	$13,258
Asia/Pacific	3,654	3,172	6,990	7,315
Europe	4,574	4,422	9,443	9,281
Latin America	798	894	1,787	1,986
Other (1)	(1,655)	(1,741)	(3,399)	(2,034)
Total	$15,326	$12,542	$31,752	$29,806

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

INTRODUCTION

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to assist the reader in better understanding our business, results of operations, financial condition, changes in financial condition and significant developments. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes appearing elsewhere in this filing. This section is organized as follows:

•
Business Overview
•
Results of Operations – an analysis and comparison of our consolidated results of operations for the three month and six month periods ended November 30, 2024 and December 2, 2023, as reflected in our unaudited consolidated statements of comprehensive (loss) income.
•
Liquidity, Financial Position and Capital Resources – a discussion of our primary sources and uses of cash for the six month periods ended November 30, 2024 and December 2, 2023, and a discussion of changes in our financial position.

Business Overview

Richardson Electronics, Ltd. (the "Company," "we," "our") is a leading global manufacturer of engineered solutions, power grid and microwave tubes and related consumables; power conversion and RF and microwave components; high-value replacement parts, tubes and service training for diagnostic imaging equipment; and customized display solutions. Approximately 50% of our products are manufactured at our facilities located in LaFox, Illinois, Marlborough, Massachusetts and Donaueschingen, Germany, or by one of our manufacturing partners throughout the world. We serve customers in the alternative energy, healthcare, aviation, broadcast, communications, industrial, marine, medical, military, scientific and semiconductor markets. The Company’s strategy is to provide specialized technical expertise and “engineered solutions” based on our core engineering and manufacturing capabilities. The Company provides solutions and adds value through design-in support, systems integration, prototype design and manufacturing, testing, logistics and aftermarket technical service and repair through its global infrastructure.

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

RESULTS OF OPERATIONS

Financial Summary – Three Months Ended November 30, 2024

•
The second quarter of fiscal 2025 and fiscal 2024 both contained 13 weeks.
•
Net sales during the second quarter of fiscal 2025 were $49.5 million, an increase of 12.1%, compared to net sales of $44.1 million during the second quarter of fiscal 2024.
•
Gross margin increased to 31.0% during the second quarter of fiscal 2025 compared to 28.4% during the second quarter of fiscal 2024.
•
Selling, general and administrative expenses were $16.0 million or 32.3% of net sales during the second quarter of fiscal 2025 compared to $14.5 million or 32.8% of net sales during the second quarter of fiscal 2024.
•
Operating loss during the second quarter of fiscal 2025 was $0.7 million compared to an operating loss of $2.0 million during the second quarter of fiscal 2024.
•
Net loss during the second quarter of fiscal 2025 was $0.8 million compared to a net loss of $1.8 million during the second quarter of fiscal 2024.

Financial Summary – Six Months Ended November 30, 2024

•
The first six months of fiscal 2025 contained 26 weeks and the first six months of fiscal 2024 contained 27 weeks.
•
Net sales during the first six months of fiscal 2025 were $103.2 million, an increase of 6.7%, compared to net sales of $96.7 million during the first six months of fiscal 2024.
•
Gross margin of 30.8% during the first six months of fiscal 2025 was unchanged compared to the 30.8% during the first six months of fiscal 2024.
•
Selling, general and administrative expenses were $32.1 million or 31.1% of net sales during the first six months of fiscal 2025 compared to $30.3 million or 31.3% of net sales during the first six months of fiscal 2024.
•
Operating loss during the first six months of fiscal 2025 was $0.4 million compared to an operating loss of $0.5 million during the first six months of fiscal 2024.
•
Net loss during the first six months of fiscal 2025 was $0.2 million compared to a net loss of $0.6 million during the first six months of fiscal 2024.

Net Sales and Gross Profit Analysis

Net sales by segment and percentage change during the second quarter and first six months of fiscal 2025 and fiscal 2024 were as follows (in thousands):

	Three Months Ended		FY25 vs. FY24
	November 30, 2024	December 2, 2023	% Change
PMT	$34,397	$31,292	9.9%
GES	5,974	2,609	129.0%
Canvys	6,851	7,291	-6.0%
Healthcare	2,269	2,938	-22.8%
Total	$49,491	$44,130	12.1%

	Six Months Ended		FY25 vs. FY24
	November 30, 2024	December 2, 2023	% Change
PMT	$68,599	$67,036	2.3%
GES	14,060	7,003	100.8%
Canvys	14,489	17,180	-15.7%
Healthcare	6,068	5,492	10.5%
Total	$103,216	$96,711	6.7%

During the second quarter of fiscal 2025, consolidated net sales increased 12.1% compared to the second quarter of fiscal 2024. Sales for PMT increased 9.9%, sales for GES increased 129.0%, sales for Canvys decreased 6.0% and sales for Healthcare decreased 22.8%. The increase in PMT was mainly due to increased sales of electron devices, RF and Microwave components and engineered solutions for the semiconductor wafer fabrication market. The increase in GES was mainly due to increased shipments of power management products focused on green energy applications. The decrease in Canvys was attributable to lower sales in the European markets. The decrease in Healthcare reflected lower sales in all product lines.

During the first six months of fiscal 2025, consolidated net sales increased 6.7% compared to the first six months of fiscal 2024. Sales for PMT increased 2.3%, sales for GES increased 100.8%, sales for Canvys decreased 15.7% and sales for Healthcare increased 10.5%. The increase in PMT was mainly due to increased sales of RF and Microwave components and engineered solutions for the semiconductor wafer fabrication market. The increase in GES was mainly due to increased shipments of power management products focused on numerous green energy applications. The decrease in Canvys was attributable to lower sales in both the North American and European markets. The increase in Healthcare reflected increases in parts and CT tube sales with a partial offset for decreased equipment sales.

Gross profit by segment and percentage of net sales for the second quarter and first six months of fiscal 2025 and fiscal 2024 were as follows (in thousands):

	Three Months Ended
	November 30, 2024	% of Net Sales	December 2, 2023	% of Net Sales
PMT	$10,430	30.3%	$8,905	28.5%
GES	1,914	32.0%	761	29.2%
Canvys	2,171	31.7%	2,440	33.5%
Healthcare	811	35.7%	436	14.8%
Total	$15,326	31.0%	$12,542	28.4%

	Six Months Ended
	November 30, 2024	% of Net Sales	December 2, 2023	% of Net Sales
PMT	$20,632	30.1%	$20,416	30.5%
GES	4,288	30.5%	2,341	33.4%
Canvys	4,792	33.1%	5,805	33.8%
Healthcare	2,040	33.6%	1,244	22.7%
Total	$31,752	30.8%	$29,806	30.8%

Gross profit reflects the distribution and manufacturing product margin less manufacturing variances, inventory obsolescence charges, customer returns, scrap and cycle count adjustments, engineering costs and other provisions.

Consolidated gross profit increased to $15.4 million during the second quarter of fiscal 2025 compared to $12.5 million during the second quarter of fiscal 2024. Consolidated gross margin as a percentage of net sales during the second quarter of fiscal 2025 increased to 31.0% when compared to 28.4% during the second quarter of fiscal 2024. This increase was mainly due to the product mix in PMT, product mix in GES and improved manufacturing absorption in Healthcare with a partial offset from the higher freight costs in Canvys.

Consolidated gross profit increased to $31.8 million during the first six months of fiscal 2025 compared to $29.8 million during the first six months of fiscal 2024. Consolidated gross margin as a percentage of net sales during the first six months of fiscal 2025 of 30.8% was unchanged when compared to 30.8% for the first six months of fiscal 2024. Product mix and manufacturing under absorption in PMT, product mix in GES, and higher freight costs in Canvys were offset by favorable mix and improved manufacturing absorption in Healthcare.

Power and Microwave Technologies

PMT net sales increased 9.9% to $34.4 million during the second quarter of fiscal 2025 from $31.3 million during the second quarter of fiscal 2024. The increase was due to increased sales of electron devices, RF and Microwave components and engineered solutions for the semiconductor wafer fabrication market. Gross margin as a percentage of net sales increased to 30.3% during the second quarter of fiscal 2025 as compared to 28.5% during the second quarter of fiscal 2024 due to product mix.

PMT net sales increased 2.3% to $68.6 million during the first six months of fiscal 2025 from $67.0 million during the first six months of fiscal 2024. The increase was due to increased sales of RF and Microwave components and engineered solutions for the semiconductor wafer fabrication market. Gross margin as a percentage of net sales decreased to 30.1% during the first six months of fiscal 2025 as compared to 30.5% during the first six months of fiscal 2024 due to product mix and manufacturing under absorption.

Green Energy Solutions

GES net sales increased 129.0% to $6.0 million during the second quarter of fiscal 2025 from $2.6 million during the second quarter of fiscal 2024. The increase reflected the project-based nature of this segment and was mainly due to increased shipments of power management products focused on numerous green energy applications. Gross margin as a percentage of net sales increased to 32.0% during the second quarter of fiscal 2025 as compared to 29.2% during the second quarter of fiscal 2024 due to product mix.

GES net sales increased 100.8% to $14.1 million during the first six months of fiscal 2025 from $7.0 million during the first six months of fiscal 2024. The increase reflected the project-based nature of this segment and was mainly due to increased shipments of power management products focused on numerous green energy applications. Gross margin as a percentage of net sales decreased to 30.5% during the first six months of fiscal 2025 as compared to 33.4% during the first six months of fiscal 2024 due to product mix.

Canvys

Canvys net sales decreased 6.0% to $6.9 million during the second quarter of fiscal 2025 from $7.3 million during the second quarter of fiscal 2024, due to lower sales in the European markets. Gross margin as a percentage of net sales decreased to 31.7% during the second quarter of fiscal 2025 from 33.5% during the second quarter of fiscal 2024 primarily due to increased freight costs.

Canvys net sales decreased 15.7% to $14.5 million during the first six months of fiscal 2025 from $17.2 million during the first six months of fiscal 2024, due to lower sales in both the North American and European markets. Gross margin as a percentage of net sales decreased to 33.1% during the first six months of fiscal 2025 from 33.8% during the first six months of fiscal 2024 primarily due to increased freight costs.

Healthcare

Healthcare net sales decreased 22.8% to $2.3 million during the second quarter of fiscal 2025 from $2.9 million during the second quarter of fiscal 2024 due to decreases in all Healthcare product lines. Gross margin as a percentage of net sales increased to 35.7% during the second quarter of fiscal 2025 as compared to 14.8% during the second quarter of fiscal 2024 primarily due to improved manufacturing absorption.

Healthcare net sales increased 10.5% to $6.1 million during the first six months of fiscal 2025 from $5.5 million during the first six months of fiscal 2024 primarily due to increases in parts and CT tube sales, partially offset by a decrease in equipment sales. Gross margin as a percentage of net sales increased to 33.6% during the first six months of fiscal 2025 as compared to 22.7% during the first six months of fiscal 2024 primarily due to improved manufacturing absorption and product mix.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) increased to $16.0 million for the second quarter of fiscal 2025 when compared to $14.5 million for the year ago quarter. This increase of $1.5 million or 10.4% from the second quarter of fiscal 2024 mainly reflected higher incentives due to sales growth. Expressed as a percentage of net sales, SG&A was 32.3% for the second quarter of fiscal 2025 compared to 32.8% in the second quarter of fiscal 2024.

SG&A increased to $32.1 million for the first six months of fiscal 2025 when compared to $30.3 million for the first six months of fiscal 2024. This increase of $1.8 million or 6.0% from the first six months of fiscal 2024 mainly reflected higher incentives due to sales growth. Expressed as a percentage of net sales, SG&A was 31.1% for the first six months of fiscal 2025 compared to 31.3% for the first six months of fiscal 2024.

Other Income/Expense

Other income and expense includes interest income, foreign exchange gains and foreign exchange losses. Our foreign exchange gains and losses are primarily due to the translation of U.S. dollars held in non-U.S. entities. We currently do not utilize derivative instruments to manage our exposure to foreign currency.

Other expense during the second quarter of fiscal 2025 totaled $0.4 million compared to a $0.3 million expense for the second quarter of fiscal 2024. This increase is due to a $0.1 million increase in foreign exchange losses.

Other expense during the first six months of fiscal 2025 totaled $0.1 million, unchanged when compared to the first six months of fiscal 2024.

Income Tax Provision

We recorded an income tax benefit of $0.3 million and $0.5 million for the second quarter of fiscal 2025 and the second quarter of fiscal 2024, respectively. The effective income tax rate during the second quarter of fiscal 2025 was 28.8% as compared to 21.6% during the second quarter of fiscal 2024. The difference in rate during the second quarter of fiscal 2025 as compared to the second quarter of fiscal 2024 reflects changes in the geographical distribution of income (loss), which is primarily driven by an increase in U.S. earnings for fiscal 2025 and the state income tax provision, as well as the impact of U.S. research and development credits. The 28.8% effective income tax rate differs from the federal statutory rate of 21% as a result of the geographical distribution of income (loss) and the utilization of the U.S. research and development credit.

We recorded an income tax benefit of $0.2 million and $0.1 million for the first six months of fiscal 2025 and the first six months of fiscal 2024, respectively. The effective income tax rate during the first six months of fiscal 2025 was a tax benefit of 60.4% as compared to a tax benefit of 16.5% during the first six months of fiscal 2024. The difference in rate during the first six months of fiscal 2025 as compared to the first six months of fiscal 2024 reflects changes in the geographical distribution of income (loss), which is primarily driven by an increase in U.S. earnings for fiscal 2025 and the state income tax provision, as well as the impact of U.S. research and development credits. The 60.4% effective income tax rate differs from the federal statutory rate of 21% as a result of the geographical distribution of income (loss), as well as the utilization of the U.S. research and development credit.

In the normal course of business, we are subject to examination by taxing authorities throughout the world. Years prior to fiscal 2015 are closed for examination under the statute of limitation for U.S. federal, and U.S. state. In Netherlands, years prior to fiscal 2020 are closed for examination. We are under examination in Germany for fiscal years 2019 to 2022. We have no current open audits in the U.S.

The Company recorded $0.3 million for uncertain tax positions as of November 30, 2024 as compared to $0.1 million as of June 1, 2024. We record interest related to uncertain tax positions in the income tax expense line item within the Consolidated Statements of Comprehensive (Loss) Income. Accrued interest was included within the related tax liability line in the Consolidated Balance Sheets. We have recorded a liability of less than $0.1 million for interest and penalties as it relates to the reserve of the research and development credit as of June 1, 2024 and November 30, 2024.

Net Income and Per Share Data

Net loss during the second quarter of fiscal 2025 was $0.8 million, or $0.05 per diluted common share and $0.05 per Class B diluted common share as compared to a net loss of $1.8 million during the second quarter of fiscal 2024 or $0.13 per diluted common share and $0.12 per Class B diluted common share.

Net loss during the first six months of fiscal 2025 was $0.2 million, or $0.01 per diluted common share and $0.01 per Class B diluted common share as compared to a net loss of $0.6 million during the first six months of fiscal 2024 or $0.04 per diluted common share and $0.04 per Class B diluted common share.

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

Our operations and cash needs have been primarily financed through operations and cash on hand.

Cash and cash equivalents were $26.6 million at November 30, 2024. Cash and cash equivalents by geographic area at November 30, 2024 consisted of $8.5 million in North America, $8.9 million in Europe, $1.2 million in Latin America and $8.0 million in Asia/Pacific. No cash was repatriated to the United States in the first six months of fiscal 2025. Although the Tax Cuts and Jobs Act generally eliminated federal income tax on future cash repatriation to the United States, cash repatriation may be subject to state and local taxes, withholding or similar taxes. See Note 8, Income Taxes, of the notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for the fiscal year ended June 1, 2024, filed with the SEC on August 5, 2024, for further information.

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

On March 20, 2023, the Company established a senior, secured revolving credit facility agreement with a three-year term in an aggregate principal amount not to exceed $30 million, including a swingline loan and a letter of credit sub-facility (collectively, the "Revolving Credit Facility") with PNC Bank. The Revolving Credit Facility is guaranteed by the Company's domestic subsidiaries. Proceeds of the borrowings under the Revolving Credit Facility are expected to be used for working capital and general corporate purposes of the Company and its subsidiaries. The Company utilized $1.0 million of the credit line to address short-term cash requirements and repaid that $1.0 million during the first quarter of fiscal 2025. There was no utilization of the credit line during the second quarter of fiscal 2025. As of the end of the second quarter for fiscal 2025 and the date of this report, no amounts were outstanding under the Revolving Credit Facility.

Cash Flows from Operating Activities

Cash flows from operating activities are primarily a result of our net income (loss) adjusted for non-cash items and changes in our operating assets and liabilities.

Operating activities generated $5.9 million of cash during the first six months of fiscal 2025. We had a net loss of $0.2 million during the first six months of fiscal 2025, which included non-cash stock-based compensation expense of $0.9 million associated with the issuance of stock option and restricted stock awards, inventory reserve provisions of $0.2 million, unrealized foreign exchange gain of $0.2 million and depreciation and amortization expense of $2.1 million associated with our property, plant and equipment and intangible assets. Changes in our operating assets and liabilities generated $3.2 million in cash during the first six months of fiscal 2025, net of foreign currency exchange gains and losses, included an increase in accounts payable and accrued liabilities of $5.2 million, an increase accounts receivable of $1.1 million and an increase in inventories of $1.7 million. The increase in accounts receivable was primarily due to the higher level of sales. The changes in accounts payable and accrued liabilities were timing related.

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

Cash Flows from Investing Activities

Cash used in investing activities of $1.4 million during the first six months of fiscal 2025 was due to capital expenditures. Capital expenditures were primarily related to our IT system and LaFox manufacturing and facilities. LaFox manufacturing primarily supports the Electron Device Group ("EDG") and Green Energy Solutions ("GES").

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

Cash used in financing activities of $1.6 million during the first six months of fiscal 2025 primarily resulted from $1.7 million of dividend payments to stockholders partially offset by $0.3 million of proceeds from the issuance of stock.

Cash used by financing activities of $1.5 million during the first six months of fiscal 2024 primarily resulted from $1.7 million of dividend payments to stockholders partially offset by $0.3 million of proceeds from the issuance of stock.

Critical Accounting Estimates

There have been no material changes in our critical accounting estimates from those disclosed in our Annual Report on Form 10-K for the year ended June 1, 2024, filed with the SEC on August 5, 2024. We are not aware of any specific events or circumstances that would require us to update our estimates, assumptions and judgments.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of November 30, 2024.

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

(b) Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the second quarter of fiscal 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 1, 2024, filed with the SEC on August 5, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF

OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

a) Form 8-K disclosures for the quarter covered by this Form 10-Q: None.

b) None.

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

101

The following financial information from our Quarterly Report on Form 10-Q for the second quarter of fiscal 2025, filed with the SEC on January 9, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Comprehensive (Loss) Income, (iii) the Unaudited Consolidated Statements of Cash Flows, (iv) the Unaudited Consolidated Statement of Stockholders’ Equity and (v) Notes to Unaudited Consolidated Financial Statements.

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

RICHARDSON ELECTRONICS, LTD.

Date: January 10, 2025	By:	/s/ Robert J. Ben
Robert J. Ben Chief Financial Officer and Chief Accounting Officer (on behalf of the Registrant and as Principal Financial Officer)