Form 10-Q
period 2025-03-01
RICHARDSON ELECTRONICS, LTD.
filed 2025-04-10
CIK 355948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 1, 2025

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

As of April 7, 2025, there were 12,361,870 outstanding shares of Common Stock, $0.05 par value and 2,049,238 outstanding shares of Class B Common Stock, $0.05 par value, which are convertible into Common Stock of the registrant on a share for share basis.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Richardson Electronics, Ltd.

Consolidated Balance Sheets

(in thousands, except per share amounts)

	Unaudited
	March 1, 2025	June 1, 2024
Assets
Current assets:
Cash and cash equivalents	$36,675	$24,263
Accounts receivable, less allowance for credit losses of $240 and $323, respectively	24,932	24,845
Inventories, net	98,369	110,149
Prepaid expenses and other assets	3,538	2,397
Total current assets	163,514	161,654
Non-current assets:
Property, plant and equipment, net	18,138	20,681
Intangible assets, net	358	1,641
Right of use lease assets	2,035	2,760
Deferred income tax assets	5,565	5,500
Other non-current assets	200	209
Total non-current assets	26,296	30,791
Total assets	$189,810	$192,445
Liabilities
Current liabilities:
Accounts payable	$22,485	$15,458
Accrued liabilities	11,268	15,404
Lease liabilities current	986	1,169
Total current liabilities	34,739	32,031
Non-current liabilities:
Deferred income tax liabilities	74	90
Lease liabilities non-current	1,049	1,591
Other non-current liabilities	1,048	781
Total non-current liabilities	2,171	2,462
Total liabilities	36,910	34,493
Stockholders’ Equity
Common stock, $0.05 par value; 12,362 and 12,254 shares issued and outstanding on March 1, 2025 and June 1, 2024, respectively	618	613
Class B common stock, convertible, $0.05 par value; 2,049 shares issued and outstanding on March 1, 2025 and June 1, 2024	102	102
Preferred stock, $1.00 par value, no shares issued	—	—
Additional paid-in-capital	74,113	72,744
Retained earnings	79,117	83,729
Accumulated other comprehensive (loss) income	(1,050)	764
Total stockholders' equity	152,900	157,952
Total liabilities and stockholders’ equity	$189,810	$192,445

Refer to the Notes to Unaudited Consolidated Financial Statements in Part 1, Item 1.

Richardson Electronics, Ltd.

Unaudited Consolidated Statements of Comprehensive (Loss) Income

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	March 1, 2025	March 2, 2024	March 1, 2025	March 2, 2024
Net sales	$53,804	$52,375	$157,020	$149,086
Cost of sales	37,131	36,939	108,595	103,844
Gross profit	16,673	15,436	48,425	45,242
Selling, general and administrative expenses	14,500	14,430	46,607	44,710
(Gain) loss on disposal of property, plant and equipment	—	—	(4)	70
Loss on disposal of healthcare assets and related charges	4,916	—	4,916	—
Operating (loss) income	(2,743)	1,006	(3,094)	462
Other expense (income):
Interest income	(84)	(67)	(187)	(224)
Foreign exchange loss	456	101	616	347
Other, net	(27)	(7)	(28)	43
Total other expense	345	27	401	166
(Loss) income before income taxes	(3,088)	979	(3,495)	296
Income tax (benefit) provision	(1,031)	229	(1,277)	116
Net (loss) income	(2,057)	750	(2,218)	180
Foreign currency translation (loss) gain, net of tax	(702)	(205)	(1,814)	385
Comprehensive (loss) income	$(2,759)	$545	$(4,032)	$565

Net (loss) income per share:
Common shares - Basic	$(0.15)	$0.05	$(0.16)	$0.01
Class B common shares - Basic	(0.13)	0.05	(0.14)	0.01
Common shares - Diluted	(0.15)	0.05	(0.16)	0.01
Class B common shares - Diluted	(0.13)	0.05	(0.14)	0.01

Weighted average number of shares:
Common shares – Basic	12,333	12,227	12,283	12,208
Class B common shares – Basic	2,049	2,052	2,049	2,052
Common shares – Diluted	12,333	12,445	12,283	12,480
Class B common shares – Diluted	2,049	2,052	2,049	2,052

Refer to the Notes to Unaudited Consolidated Financial Statements in Part 1, Item 1.

Richardson Electronics, Ltd.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended		Nine Months Ended
	March 1, 2025	March 2, 2024	March 1, 2025	March 2, 2024
Operating activities:
Net (loss) income	$(2,057)	$750	$(2,218)	$180
Adjustments to reconcile net (loss) income to cash provided by (used in) operating activities:
Unrealized foreign currency loss (gain)	456	5	429	(300)
Depreciation and amortization	978	1,104	3,037	3,218
Inventory provisions	123	173	346	450
Share-based compensation expense	320	279	1,226	1,045
(Gain) loss on disposal of property, plant and equipment	—	—	(4)	70
Deferred income taxes	(3)	(4)	(82)	42
Loss on disposal of healthcare assets and related charges	4,916	—	4,916	—
Change in assets and liabilities:
Accounts receivable	(333)	(5,254)	(1,470)	998
Inventories	2,873	3,974	1,132	(2,246)
Prepaid expenses and other assets	(382)	151	(344)	(58)
Accounts payable	2,585	(4,072)	7,249	(5,204)
Accrued liabilities	(4,661)	247	(4,115)	625
Other	(214)	116	376	464
Net cash provided by (used in) operating activities	4,601	(2,531)	10,478	(716)
Investing activities:
Capital expenditures	(549)	(401)	(1,992)	(3,057)
Proceeds from sale of property, plant & equipment	—	—	7	—
Proceeds from disposal of Healthcare assets	6,985	—	6,985	—
Net cash provided by (used in) investing activities	6,436	(401)	5,000	(3,057)
Financing activities:
Proceeds from issuance of common stock	—	—	307	342
Cash dividends paid on common and Class B common stock	(852)	(844)	(2,555)	(2,532)
Proceeds from revolving credit facility	—	3,744	1,000	3,744
Repayment of revolving credit facility	—	(3,744)	(1,000)	(3,744)
Other	—	—	(159)	(119)
Net cash used in financing activities	(852)	(844)	(2,407)	(2,309)
Effect of exchange rate changes on cash and cash equivalents	(145)	(113)	(659)	(19)
Increase (decrease) in cash and cash equivalents	10,040	(3,889)	12,412	(6,101)
Cash and cash equivalents at beginning of period	26,635	22,769	24,263	24,981
Cash and cash equivalents at end of period	$36,675	$18,880	$36,675	$18,880

Refer to the Notes to Unaudited Consolidated Financial Statements in Part 1, Item 1.

Richardson Electronics, Ltd.

Unaudited Consolidated Statement of Stockholders’ Equity

(in thousands, except per share amounts)

	Common Stock	Class B Common Stock	Par Value	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance November 30, 2024	12,359	2,049	$720	$73,793	$82,026	$(348)	$156,191
Comprehensive loss:
Net loss	—	—	—	—	(2,057)	—	(2,057)
Foreign currency translation, net of tax	—	—	—	—	—	(702)	(702)
Share-based compensation:
Restricted stock	—	—	—	178	—	—	178
Stock options	—	—	—	142	—	—	142
Common stock:
Options exercised	3	—	—	—	—	—	—
Dividends paid to:
Common ($0.060 per share)	—	—	—	—	(742)	—	(742)
Class B Common ($0.054 per share)	—	—	—	—	(110)	—	(110)
Balance March 1, 2025	12,362	2,049	$720	$74,113	$79,117	$(1,050)	$152,900

Balance June 1, 2024	12,254	2,049	$715	$72,744	$83,729	$764	$157,952
Comprehensive loss:
Net loss	—	—	—	—	(2,218)	—	(2,218)
Foreign currency translation, net of tax	—	—	—	—	161	(1,814)	(1,653)
Share-based compensation:
Restricted stock	—	—	—	780	—	—	780
Stock options	—	—	—	446	—	—	446
Common stock:
Options exercised	48	—	2	305	—	—	307
Restricted stock issuance	60	—	3	(162)	—	—	(159)
Dividends paid to:
Common ($0.18 per share)	—	—	—	—	(2,223)	—	(2,223)
Class B Common ($0.162 per share)	—	—	—	—	(332)	—	(332)
Balance March 1, 2025	12,362	2,049	$720	$74,113	$79,117	$(1,050)	$152,900

Refer to the Notes to Unaudited Consolidated Financial Statements in Part 1, Item 1.

Richardson Electronics, Ltd.

Unaudited Consolidated Statement of Stockholders’ Equity

(in thousands, except per share amounts)

	Common Stock	Class B Common Stock	Par Value	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance December 2, 2023:	12,227	2,052	$714	$71,936	$84,786	$1,205	$158,641
Comprehensive income (loss):
Net income	—	—	—	—	750	—	750
Foreign currency translation, net of tax	—	—	—	—	—	(205)	(205)
Share-based compensation:
Restricted stock	—	—	—	172	—	—	172
Stock options	—	—	—	107	—	—	107
Dividends paid to:
Common ($0.060 per share)	—	—	—	—	(733)	—	(733)
Class B Common ($0.054 per share)	—	—	—	—	(111)	—	(111)
Balance March 2, 2024	12,227	2,052	$714	$72,215	$84,692	$1,000	$158,621

Balance May 27, 2023:	12,140	2,052	$710	$70,951	$87,044	$615	$159,320
Comprehensive income:
Net income	—	—	—	—	180	—	180
Foreign currency translation, net of tax	—	—	—	—	—	385	385
Share-based compensation:
Restricted stock	—	—	—	513	—	—	513
Stock options	—	—	—	532	—	—	532
Common stock:
Options exercised	50	—	2	340	—	—	342
Restricted stock issuance	37	—	2	(121)	—	—	(119)
Dividends paid to:
Common ($0.180 per share)	—	—	—	—	(2,199)	—	(2,199)
Class B Common ($0.162 per share)	—	—	—	—	(333)	—	(333)
Balance March 2, 2024	12,227	2,052	$714	$72,215	$84,692	$1,000	$158,621

Refer to the Notes to Unaudited Consolidated Financial Statements in Part 1, Item 1.

RICHARDSON ELECTRONICS, LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF THE COMPANY

Richardson Electronics, Ltd. (the "Company," "we," "our") is a leading global manufacturer of engineered solutions, green energy products, power grid and microwave tubes, and related consumables; power conversion and RF and microwave components including green energy solutions; tubes for diagnostic imaging equipment; and customized display solutions. Approximately 50% of our products are manufactured in LaFox, Illinois, Marlborough, Massachusetts, or Donaueschingen, Germany, or by one of our manufacturing partners throughout the world. All our partners manufacture to our strict specifications and per our supplier code of conduct. We serve customers in the alternative energy, healthcare, aviation, broadcast, communications, industrial, marine, medical, military, scientific, and semiconductor markets. The Company’s strategy is to provide specialized technical expertise and “engineered solutions” based on our core engineering and manufacturing capabilities. The Company provides solutions and adds value through design-in support, systems integration, prototype design and manufacturing, testing, logistics, and aftermarket technical service and repair through its global infrastructure.

Our products include electron tubes and related components, microwave generators, subsystems used in semiconductor manufacturing and visual technology solutions. These products are used to control, switch or amplify electrical power signals, or are used as display devices in a variety of industrial, commercial, medical and communication applications.

The Company reports its financial performance for the following business segments: Power and Microwave Technologies ("PMT"), Green Energy Solutions ("GES"), Canvys and Healthcare. A description of the Company's business segments is provided in Note 11, Segment and Geographic Information.

On January 24, 2025, the Company sold a substantial portion of the assets of its Healthcare business to DirectMed Imaging, LLC (“DirectMed”), a Delaware limited liability company, and entered into an exclusive 10-year global supply agreement in which Richardson will supply DirectMed with repaired Siemens CT X-ray tubes. Additionally, the Company will continue manufacturing ALTA CT X-ray tubes for DirectMed for approximately 12 to 18 months. A description of this transaction and other decisions associated with this transaction which resulted in a total loss of $4.9 million being recorded for the three month and nine month periods ended March 1, 2025 is provided in Note 10, Disposal of Healthcare Assets and Related Charges.

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

Our fiscal quarter ends on the Saturday nearest the end of the quarter-ending month. The third quarter of fiscal 2025 and fiscal 2024 both contained 13 weeks. The first nine months of fiscal 2025 contained 39 weeks and the first nine months of fiscal 2024 contained 40 weeks.

In the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results of interim periods have been made. All inter-company transactions and balances have been eliminated. The Unaudited Consolidated Financial Statements presented herein include the accounts of our wholly owned subsidiaries. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to applicable rules and regulations. The results of our operations for the nine months ended March 1, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2025.

As described in Note 1, Description of the Company, the Company reports its financial performance based on four operating and reportable segments. The financial information contained in this report should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended June 1, 2024, which was filed with the SEC on August 5, 2024.

3. RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the current period reporting classifications. The reclassification was related to the unrealized foreign exchange gain (loss) on the Consolidated Statements of Cash Flows.

4. NEW ACCOUNTING PRONOUNCEMENTS - NOT YET ADOPTED

In November 2023, Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendment requires disclosures of significant segment expenses that are regularly provided to the chief operating decision maker ("CODM") and included within each reported measure of segment profit of loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment's profit or loss and assets. The new guidance also requires that a public entity that has a single reportable segment provide all the disclosures required by the amendments in this update and all existing segment disclosures. The amendments are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. Upon adoption, this guidance should be applied retrospectively to all prior periods presented. The Company is currently evaluating this ASU to determine its impact on the Company's disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands the disclosures required in an entity's income tax rate reconciliation table and requires disclosure of income taxes paid in both U.S. and foreign jurisdictions. The amendments are effective for fiscal years beginning after December 15, 2024, with early adoption permitted, to be applied on a prospective basis, with retrospective application permitted. The Company is currently evaluating this ASU to determine its impact on the Company's disclosures.

In November 2024, the FASB issued ASU 2024-03 Income Statement (Topic 220): Reporting Comprehensive Income - Expense Disaggregation Disclosures, which requires an entity to disclose on an annual and interim basis, disaggregated information about specific income statement expense categories. The guidance should be applied prospectively with the option to apply the standard retrospectively. The standard becomes effective for the annual period starting on January 1, 2027 and interim periods starting on January 1, 2028. The Company is in the process of analyzing the impact that the adoption of ASU 2024-03 will have on its disclosures.

5. SUMMARY OF ACCOUNTING POLICIES

Inventories, net: Our consolidated inventories were stated at the lower of cost and net realizable value, generally using a weighted-average cost method. Our net inventories include approximately $82.1 million of finished goods, $11.7 million of raw materials and $4.6 million of work-in-progress as of March 1, 2025, as compared to approximately $93.9 million of finished goods, $12.2 million of raw materials and $4.0 million of work-in-progress as of June 1, 2024.

Provisions for obsolete or slow-moving inventories are recorded based upon regular analysis of stock rotation privileges, obsolescence, the exiting of certain markets and assumptions about future demand and market conditions. Inventory reserves were approximately $6.0 million as of March 1, 2025 and $6.0 million as of June 1, 2024.

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

Repair, installation or training activities generate services revenue. The services we provide are relatively short in duration and are typically completed in one or two weeks. Therefore, at each reporting date, the amount of unbilled work is insignificant. The services revenue accounts for less than 5% of the Company’s total revenues and is expected to continue at that level.

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

On occasion, the Company enters into bill-and-hold arrangements. Each bill-and-hold arrangement is reviewed and revenue is recognized only when certain criteria have been met: (i) the reason for the bill-and-hold arrangement is substantive; (ii) the product is segregated from the Company’s other inventory items held for sale; (iii) the product is ready for shipment to the customer; and (iv) the Company does not have the ability to use the product or direct it to another customer.

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

Contract Balances: Contract balances were as follows (in thousands):

	March 1, 2025	June 1, 2024	May 27, 2023
Accounts receivable	$24,932	$24,845	$30,067
Contract liabilities	4,545	4,520	3,283

During the three and nine months ended March 1, 2025 the Company recognized $2.3 million and $4.4 million, respectively, of revenue upon satisfaction of performance obligations related to amounts that were included in the contract liabilities balance as of June 1, 2024. During the three months ended March 2, 2024, the Company did not recognize revenue upon satisfaction of performance obligations and during the nine months ended March 2, 2024 the Company recognized $2.9 million of revenue upon satisfaction of performance obligations related to amounts that were included in the contract liabilities balance as of May 27, 2023. At March 1, 2025, the contract liability balance of $4.5 million includes $1.2 million of deferred revenue from the disposal of Healthcare assets, which will be recognized over the next 12 to 18 months.

Refer to Note 11, Segment and Geographic Information for a disaggregation of revenue by reportable segment and geographic region, which represents how our chief operating decision maker reviews information internally to evaluate our financial performance and to make resource allocation and other decisions for the Company.

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

	March 1, 2025	June 1, 2024
Gross Amounts:
Customer Relationships	$893	$3,396
Technology	150	380
Total Gross Amounts	$1,043	$3,776

Accumulated Amortization:
Customer Relationships	$626	$1,886
Technology	59	249
Total Accumulated Amortization	$685	$2,135

Net Intangible Assets	$358	$1,641

As described in Note 10, Disposal of Healthcare Assets and Related Charges, the Company sold certain assets related to Healthcare including intangible assets with a book value of $1.1 million.

The amortization expense associated with intangible assets subject to amortization for the next five years is presented in the following table (in thousands):

Fiscal Year	Amortization Expense
Remaining 2025	$15
2026	59
2027	60
2028	60
2029	58
Thereafter	106
Total amortization	$358

The weighted average number of years of amortization expense remaining is 7.1 years.

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

Accrued Liabilities: Accrued liabilities consisted of the following (in thousands):

	March 1, 2025	June 1, 2024
Compensation and payroll taxes	$3,638	$3,495
Accrued severance	557	506
Professional fees	628	487
Contract liabilities	4,545	4,520
Other accrued expenses	1,900	6,396
Accrued Liabilities	$11,268	$15,404

Warranties: We offer assurance type warranties for the limited number of specific products we manufacture. We estimate the cost to perform under the warranty obligation and recognize this estimated cost at the time of the related product sale. We record expense related to our warranty obligations as cost of sales in our Unaudited Consolidated Statements of Comprehensive (Loss) Income. Each quarter, we assess actual warranty costs incurred on a product-by-product basis and compare the warranty costs to our estimated warranty obligation. With respect to new products, estimates are based generally on knowledge of the products and warranty experience.

Warranty reserves are established for costs that are expected to be incurred after the sale and delivery of products under warranty. Warranty reserves are included in accrued liabilities on our Unaudited Consolidated Balance Sheets. The warranty reserves are determined based on known product failures, historical experience and other available evidence. Warranty reserves were approximately $0.8 million as of March 1, 2025 and approximately $0.7 million as of June 1, 2024.

6. REVOLVING CREDIT FACILITY

The Company entered into a Credit Agreement (as amended by the First Amendment to the Credit Agreement dated April 9, 2025 the "Credit Agreement") for a three-year Revolving Credit Facility with PNC Bank N.A. on March 20, 2023 (the "Revolving Credit Facility"). The Revolving Credit Facility will mature on March 20, 2026.

The First Amendment to the Credit Agreement modified the definition of “Consolidated EBITDA” to take into account the non-recurring non-cash loss in the amount of $4,920,000 recognized by the Company in connection with the Asset Purchase Agreement, dated January 24, 2025, between the Company and DirectMed Imaging, LLC.

Borrowings under the Revolving Credit Facility, including the swingline loan and letter of credit sub-facility extended to the Company thereunder, are secured by (i) a continuing first priority lien on and security interest in and to substantially all of the assets of the Company and its domestic subsidiaries and (ii) a continuing first priority pledge of the Pledged Collateral of the Company and the Guarantors identified in the Security Agreement and the Pledge Agreement executed in connection with the Revolving Credit Facility. The combined maximum borrowings under the Revolving Credit Facility are $30 million. Proceeds of borrowings may be used for working capital and general corporate purposes. The Company utilized $1.0 million of the credit line and repaid that $1.0 million during the first quarter of fiscal 2025. There was no utilization of the credit line in the second or third quarter of fiscal 2025. As of March 1, 2025, no amount was outstanding under the Revolving Credit Facility.

The Credit Agreement provides that the Company must maintain compliance with a maximum consolidated leverage ratio covenant and a minimum consolidated fixed charge coverage ratio, each as determined in accordance with the Credit Agreement. The Credit Agreement also contains affirmative, negative and financial covenants customary for financings of this type, including, among other things, limitations on certain other indebtedness, loans and investments, liens, mergers, asset sales, and transactions with affiliates, as well as customary events of default for financings of this type. The Company was in compliance with financial covenants under the Credit Agreement as of March 1, 2025.

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

The net assets and liabilities related to operating leases were as follows (in thousands):

Lease Type	March 1, 2025	June 1, 2024
Right of use lease assets	$2,035	$2,760

Lease liabilities current	986	1,169

Lease liabilities non-current	1,049	1,591

The components of lease costs were as follows (in thousands):

		Three Months Ended
		March 1, 2025	March 2, 2024
Consolidated operating lease expense	Operating expenses	$386	$457

		Nine Months Ended
		March 1, 2025	March 2, 2024
Consolidated operating lease expense	Operating expenses	$1,240	$1,328

The approximate future minimum lease payments under operating leases at March 1, 2025 were as follows (in thousands):

Fiscal Year	Operating Leases
Remaining 2025	$293
2026	1,015
2027	476
2028	228
2029	142
Total lease payments	2,154
Less imputed interest	119
Net minimum lease payments	$2,035

The weighted average remaining lease terms and interest rates of leases held by the Company as of March 1, 2025 and March 2, 2024 were as follows:

Operating Lease as of:	Weighted Average Remaining Lease Term in Years	Weighted Average Interest Rate
March 1, 2025	4.5	4.9%
March 2, 2024	2.8	4.4%

The cash activities associated with our leases for the three month and nine month periods ended March 1, 2025 and March 2, 2024 were as follows (in thousands):

		Three Months Ended
Cash Flow Source	Classification	March 1, 2025	March 2, 2024

Operating cash flows from operating leases	Operating activities	$317	$354

		Nine Months Ended
Cash Flow Source	Classification	March 1, 2025	March 2, 2024

Operating cash flows from operating leases	Operating activities	$1,013	$977

8. INCOME TAXES

We recorded an income tax benefit of $1.3 million and an income tax provision of $0.1 million for the first nine months of fiscal 2025 and for the first nine months of fiscal 2024, respectively. The effective income tax rate during the first nine months of fiscal 2025 was a tax benefit of 36.5% as compared to a tax provision of 39.2% during the first nine months of fiscal 2024. The difference in rate during the first nine months of fiscal 2025 as compared to the first nine months of fiscal 2024 reflects changes in our geographical distribution of income (loss) and the discrete item related to the sale of healthcare assets resulting in a loss in the third quarter of fiscal 2025. The 36.5% effective income tax rate differs from the federal statutory rate of 21% as a result of our geographical distribution of income (loss), as well as the book loss on the sale of healthcare assets and the utilization of the U.S. research and development credit.

In the normal course of business, we are subject to examination by taxing authorities throughout the world. Years prior to fiscal 2015 are closed for examination under the statute of limitation for U.S. federal, and U.S. state. In Netherlands, years prior to fiscal 2020 are closed for examination. We are under examination in Germany for fiscal years 2019 to 2022. During the third quarter of fiscal 2025, we received a notice from the State of Illinois for an income tax audit covering the period from June 2021 to May 2023. We have no other current open audits in the U.S.

We have historically determined that certain undistributed earnings of our foreign subsidiaries, to the extent of cash available, will be repatriated to the U.S. The deferred tax liability on the outside basis difference is now primarily withholding tax on future dividend distributions. The deferred tax liability related to undistributed earnings of our foreign subsidiaries was less than $0.1 million as of March 1, 2025 and June 1, 2024.

The Company recorded $0.3 million for uncertain tax positions as of March 1, 2025 as compared to $0.1 million as of June 1, 2024. We record interest related to uncertain tax positions in the income tax expense line item within the Unaudited Consolidated Statements of Comprehensive (Loss) Income. Accrued interest was included within the related tax liability line in the Consolidated Balance Sheets. We have recorded a liability of less than $0.1 million for interest and penalties as it relates to the reserve of the research and development credit as of March 1, 2025 and June 1, 2024, respectively.

The Company maintains a valuation allowance representing the portion of the deferred tax asset that management does not believe is more likely than not to be realized. The valuation allowance was $2.2 million as of March 1, 2025 and June 1, 2024. The current valuation allowance is recorded on deferred tax assets in foreign jurisdictions where historical taxable losses have been incurred ($1.1 million) and state NOLs ($1.1 million). The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth.

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

The earnings per share (“EPS”) presented in our Unaudited Consolidated Statements of Comprehensive (Loss) Income for the third quarter of fiscal 2025 and 2024 was based on the following amounts (in thousands, except per share amounts):

	Three Months Ended
	March 1, 2025		March 2, 2024
	Basic	Diluted	Basic	Diluted
Numerator for Basic and Diluted EPS:
Net (loss) income	$(2,057)	$(2,057)	$750	$750
Less dividends:
Common stock	742	742	733	733
Class B common stock	110	110	111	111
Undistributed loss	$(2,909)	$(2,909)	$(94)	$(94)

Common stock undistributed loss	$(2,531)	$(2,531)	$(82)	$(82)
Class B common stock undistributed loss	(378)	(378)	(12)	(12)
Total undistributed loss	$(2,909)	$(2,909)	$(94)	$(94)

Denominator for Basic and Diluted EPS:
Common stock weighted average shares	12,333	12,333	12,227	12,227
Effect of dilutive securities
Dilutive stock options		—		218
Denominator for diluted EPS adjusted for weighted average shares and assumed conversion		12,333		12,445
Class B common stock weighted average shares and shares under if-converted method for diluted EPS	2,049	2,049	2,052	2,052

Net (loss) income per share:
Common stock	$(0.15)	$(0.15)	$0.05	$0.05
	$-
Class B common stock	$(0.13)	$(0.13)	$0.05	$0.05

Note: There were 266 common stock options that were antidilutive and not included in the diluted earnings per share in the third quarter of fiscal 2025. There were no common stock options that were antidilutive and not included in the diluted earnings per share for the third quarter of fiscal 2024.

The EPS presented in our Unaudited Consolidated Statements of Comprehensive (Loss) Income for the first nine months of fiscal 2025 and 2024 was based on the following amounts (in thousands, except per share amounts):

	Nine Months Ended
	March 1, 2025		March 2, 2024
	Basic	Diluted	Basic	Diluted
Numerator for Basic and Diluted EPS:
Net (loss) income	$(2,218)	$(2,218)	$180	$180
Less dividends:
Common stock	2,223	2,223	2,199	2,199
Class B common stock	332	332	333	333
Undistributed loss	$(4,773)	$(4,773)	$(2,352)	$(2,352)

Common stock undistributed loss	$(4,150)	$(4,150)	$(2,043)	$(2,049)
Class B common stock undistributed loss	(623)	(623)	(309)	(303)
Total undistributed loss	$(4,773)	$(4,773)	$(2,352)	$(2,352)

Denominator for Basic and Diluted EPS:
Common stock weighted average shares	12,283	12,283	12,208	12,208
Effect of dilutive securities
Dilutive stock options		—		272
Denominator for diluted EPS adjusted for weighted average shares and assumed conversion		12,283		12,480
Class B common stock weighted average shares and shares under if-converted method for diluted EPS	2,049	2,049	2,052	2,052

Net (loss) income per share:
Common stock	$(0.16)	$(0.16)	$0.01	$0.01

Class B common stock	$(0.14)	$(0.14)	$0.01	$0.01

Note: There were 249 common stock options that were antidilutive and not included in the diluted earnings per share for the first nine months of fiscal 2025. There were no common stock options that were antidilutive and not included in the diluted earnings per share for first nine months of fiscal 2024.

10. DISPOSAL OF HEALTHCARE ASSETS AND RELATED CHARGES

On January 24, 2025, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with DirectMed. Pursuant to the terms and subject to the conditions of the Purchase Agreement, DirectMed purchased assets of the Company used in the operation of its International Medical Equipment and Service ("IMES") business as well as ALTA tube and related inventory (the “IMES Sale”). The IMES Sale transaction closed simultaneously with the execution of the Purchase Agreement on January 24, 2025.

Under the terms of the Purchase Agreement, the Company sold a substantial portion of the assets comprising its Healthcare reportable segment to DirectMed for an initial consideration of $8.2 million and entered into an exclusive 10-year global supply agreement in which Richardson will supply DirectMed with repaired Siemens CT X-ray tubes ("Siemens CT Supply Agreement"). Additionally, the Company will continue manufacturing ALTA CT X-ray tubes for DirectMed for approximately 12 to 18 months ("ALTA CT Supply Agreement").

Consideration received of $8.2 million from DirectMed was allocated between the asset sale and the ALTA CT Supply Agreement based on their respective fair values (measured using Level 3 inputs) as follows: $7.0 million allocated to the asset sale and $1.2 million allocated to the ALTA CT Supply Agreement. The consideration related to the ALTA CT Supply Agreement has been initially recorded as deferred revenue within Other Liabilities in the Consolidated Balance Sheets and will be recognized into income as ALTA tubes are sold. Deferred revenue as of March 1, 2025 was $1.2 million.

In conjunction with the IMES Sale, other non-cash charges were incurred relating to the write-down of CT tube component inventory not transferred to the buyer and not expected to be used by the Company of $1.4 million, and an impairment of specific property, plant and equipment of $0.5 million that will be used to satisfy the ALTA CT Supply Agreement, which are included in the total loss recorded for the three and nine month periods ended March 1, 2025.

A summary of the $4.9 million disposal loss and related charges is shown in the following table (in thousands):

Proceeds from IMES sale attributable to disposal of healthcare assets	$6,985
Assets sold:
Accounts receivable	1,004
Inventories, net	7,123
Property, plant and equipment, net	264
Intangible assets, net	1,117
Transaction related costs	448
Loss on disposal of healthcare assets	(2,971)
Other charges:
Loss on write-down of healthcare related inventory not disposed of	1,420
Impairment of property, plant and equipment, net to satisfy ALTA CT supply agreement	525
Total loss	$(4,916)

11. SEGMENT AND GEOGRAPHIC INFORMATION

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

Healthcare manufactures, repairs, refurbishes and distributes high value replacement parts and equipment for the healthcare market including hospitals, medical centers, asset management companies, independent service organizations and multi-vendor service providers. Products include diagnostic imaging replacement parts for CT and MRI systems; replacement CT and MRI tubes; CT service training; MRI and RF amplifiers; hydrogen thyratrons, klystrons, magnetrons; flat panel detector upgrades; pre-owned CT systems; and additional replacement solutions currently under development for the diagnostic imaging service market. Through a combination of newly developed products and partnerships, service offerings and training programs, we believe we can help our customers improve efficiency while lowering the cost of healthcare delivery. After the January 2025 sale of assets to DirectMed, the Company only manufactures and repairs CT tubes and sells them to DirectMed under an exclusive supply agreement.

On January 24, 2025, the Company sold a substantial portion of its Healthcare assets to DirectMed and entered into an exclusive 10-year global supply agreement in which the Company will supply DirectMed with repaired Siemens CT X-ray tubes. Additionally, the Company will continue manufacturing ALTA CT X-ray tubes for DirectMed for approximately 12 to 18 months. Refer to Note 10, Disposal of Healthcare Assets and Related Charges, for additional detail.

The CEO, who is the chief operating decision maker, evaluates performance and allocates Company resources primarily based on the gross profit of each segment.

Operating results by segment are summarized in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	March 1, 2025	March 2, 2024	March 1, 2025	March 2, 2024
PMT
Net Sales	$33,216	$31,163	$101,815	$98,199
Gross Profit	10,243	8,815	30,875	29,231

GES
Net Sales	9,299	11,531	23,359	18,534
Gross Profit	3,049	3,070	7,337	5,411

Canvys
Net Sales	9,195	6,590	23,684	23,770
Gross Profit	3,056	2,265	7,848	8,070

Healthcare
Net Sales	2,094	3,091	8,162	8,583
Gross Profit	325	1,286	2,365	2,530

Geographic net sales information is primarily grouped by customer destination into five areas: North America; Asia/Pacific; Europe; Latin America; and Other.

Net sales and gross profit by geographic region are summarized in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	March 1, 2025	March 2, 2024	March 1, 2025	March 2, 2024
Net Sales
North America	$26,325	$21,456	$69,889	$57,772
Asia/Pacific	10,772	12,116	32,369	34,988
Europe	14,498	16,081	47,732	46,542
Latin America	1,981	2,732	6,822	8,237
Other (1)	228	(10)	208	1,547
Total	$53,804	$52,375	$157,020	$149,086

Gross Profit
North America	$10,049	$8,362	$26,980	$21,620
Asia/Pacific	3,503	2,902	10,493	10,217
Europe	4,204	4,824	13,647	14,105
Latin America	737	1,018	2,524	3,004
Other (1)	(1,820)	(1,670)	(5,219)	(3,704)
Total	$16,673	$15,436	$48,425	$45,242

(1)
Other includes primarily net sales not allocated to a specific geographical region, unabsorbed value-add costs and other unallocated expenses.

12. RISKS AND UNCERTAINTIES

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

INTRODUCTION

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to assist the reader in better understanding our business, results of operations, financial condition, changes in financial condition and significant developments. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes appearing elsewhere in this filing. This section is organized as follows:

•
Business Overview
•
Results of Operations – an analysis and comparison of our consolidated results of operations for the three month and nine month periods ended March 1, 2025 and March 2, 2024, as reflected in our Unaudited Consolidated Statements of Comprehensive (Loss) Income.
•
Liquidity, Financial Position and Capital Resources – a discussion of our primary sources and uses of cash for the nine month periods ended March 1, 2025 and March 2, 2024, and a discussion of changes in our financial position.

Business Overview

Richardson Electronics, Ltd. (the "Company," "we," "our") is a leading global manufacturer of engineered solutions, green energy products, power grid and microwave tubes, and related consumables; power conversion and RF and microwave components including green energy solutions; tubes for diagnostic imaging equipment; and customized display solutions. Approximately 50% of our products are manufactured in LaFox, Illinois, Marlborough, Massachusetts, or Donaueschingen, Germany, or by one of our manufacturing partners throughout the world. All our partners manufacture to our strict specifications and per our supplier code of conduct. We serve customers in the alternative energy, healthcare, aviation, broadcast, communications, industrial, marine, medical, military, scientific, and semiconductor markets. The Company’s strategy is to provide specialized technical expertise and “engineered solutions” based on our core engineering and manufacturing capabilities. The Company provides solutions and adds value through design-in support, systems integration, prototype design and manufacturing, testing, logistics, and aftermarket technical service and repair through its global infrastructure.

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

On January 24, 2025, the Company sold a substantial portion of its Healthcare assets to DirectMed Imaging, LLC (“DirectMed”) and entered into an exclusive 10-year global supply agreement in which Richardson will supply DirectMed with repaired Siemens CT X-ray tubes. Additionally, the Company will continue manufacturing ALTA CT X-ray tubes for DirectMed for approximately 12 to 18 months. This transaction resulted in loss of $4.9 million. Refer to Note 10, Disposal of Healthcare Assets and Related Charges, in Part I, Item 1 for transaction details.

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

Healthcare manufactures, repairs, refurbishes and distributes high value replacement parts and equipment for the healthcare market including hospitals, medical centers, asset management companies, independent service organizations and multi-vendor service providers. Products include diagnostic imaging replacement parts for CT and MRI systems; replacement CT and MRI tubes; CT service training; MRI and RF amplifiers; hydrogen thyratrons, klystrons, magnetrons; flat panel detector upgrades; pre-owned CT systems; and additional replacement solutions currently under development for the diagnostic imaging service market. Through a combination of newly developed products and partnerships, service offerings and training programs, we believe we can help our customers improve efficiency while lowering the cost of healthcare delivery. After the January 2025 sale of assets to DirectMed, the Company only manufactures and repairs CT tubes and sells them to DirectMed under an exclusive supply agreement.

Refer to Note 11, Segment and Geographic Information, in Part I, Item 1 for a discussion of the operating results by segment and geographic area.

RESULTS OF OPERATIONS

Financial Summary – Three Months Ended March 1, 2025

•
The third quarter of fiscal 2025 and fiscal 2024 both contained 13 weeks.
•
Net sales during the third quarter of fiscal 2025 were $53.8 million, an increase of 2.7%, compared to net sales of $52.4 million during the third quarter of fiscal 2024.
•
Gross margin increased to 31.0% during the third quarter of fiscal 2025 compared to 29.5% during the third quarter of fiscal 2024.
•
Selling, general and administrative expenses were $14.5 million or 26.9% of net sales during the third quarter of fiscal 2025 compared to $14.4 million or 27.6% of net sales during the third quarter of fiscal 2024.
•
The disposal of certain Healthcare assets generated a loss of $4.9 million for the third quarter of fiscal 2025.
•
Operating loss during the third quarter of fiscal 2025 was $2.7 million compared to an operating income of $1.0 million during the third quarter of fiscal 2024.
•
Net loss during the third quarter of fiscal 2025 was $2.1 million compared to a net income of $0.8 million during the third quarter of fiscal 2024.

Financial Summary – Nine Months Ended March 1, 2025

•
The first nine months of fiscal 2025 contained 39 weeks and the first nine months of fiscal 2024 contained 40 weeks.
•
Net sales during the first nine months of fiscal 2025 were $157.0 million, an increase of 5.3%, compared to net sales of $149.1 million during the first nine months of fiscal 2024.
•
Gross margin of 30.8% during the first nine months of fiscal 2025 increased compared to 30.3% during the first nine months of fiscal 2024.
•
Selling, general and administrative expenses were $46.6 million or 29.7% of net sales during the first nine months of fiscal 2025 compared to $44.7 million or 30.0% of net sales during the first nine months of fiscal 2024.
•
The disposal of certain Healthcare assets generated a loss of $4.9 million for the first nine months of fiscal 2025.
•
Operating loss during the first nine months of fiscal 2025 was $3.1 million compared to an operating income of $0.5 million during the first nine months of fiscal 2024.
•
Net loss during the first nine months of fiscal 2025 was $2.2 million compared to a net income of $0.2 million during the first nine months of fiscal 2024.

Net Sales and Gross Profit Analysis

Net sales by segment and percentage change during the third quarter and first nine months of fiscal 2025 and fiscal 2024 were as follows (in thousands):

	Three Months Ended		FY25 vs. FY24
	March 1, 2025	March 2, 2024	% Change
PMT	$33,216	$31,163	6.6%
GES	9,299	11,531	-19.4%
Canvys	9,195	6,590	39.5%
Healthcare	2,094	3,091	-32.3%
Total	$53,804	$52,375	2.7%

	Nine Months Ended		FY25 vs. FY24
	March 1, 2025	March 2, 2024	% Change
PMT	$101,815	$98,199	3.7%
GES	23,359	18,534	26.0%
Canvys	23,684	23,770	-0.4%
Healthcare	8,162	8,583	-4.9%
Total	$157,020	$149,086	5.3%

During the third quarter of fiscal 2025, consolidated net sales increased 2.7% compared to the third quarter of fiscal 2024. Sales for PMT increased 6.6%, sales for GES decreased 19.4%, sales for Canvys increased 39.5% and sales for Healthcare decreased 32.3%. The increase in PMT was mainly due to increased sales of engineered solutions for the semiconductor wafer fabrication market. The decrease in GES was mainly due to a large order in fiscal 2024 that did not repeat in fiscal 2025's third quarter and a shipping delay on an EV locomotive order. The increase in Canvys was attributable to sales in the North American markets. The decrease in Healthcare reflected parts, service and equipment sales for two months due to the January 2025 sale of the majority of Healthcare assets to DirectMed.

During the first nine months of fiscal 2025, consolidated net sales increased 5.3% compared to the first nine months of fiscal 2024. Sales for PMT increased 3.7%, sales for GES increased 26.0%, sales for Canvys decreased 0.4% and sales for Healthcare decreased 4.9%. The increase in PMT was mainly due to increased sales of engineered solutions for the semiconductor wafer fabrication market. The increase in GES was mainly due to increased shipments of power management products focused on numerous green energy applications. The decrease in Canvys was attributable to lower sales in the European markets. The decrease in Healthcare reflected parts, service and equipment sales for eight months due to the January 2025 sale of the majority of Healthcare assets to DirectMed.

Gross profit by segment and percentage of net sales for the third quarter and first nine months of fiscal 2025 and fiscal 2024 were as follows (in thousands):

	Three Months Ended
	March 1, 2025	% of Net Sales	March 2, 2024	% of Net Sales
PMT	$10,243	30.8%	$8,815	28.3%
GES	3,049	32.8%	3,070	26.6%
Canvys	3,056	33.2%	2,265	34.4%
Healthcare	325	15.5%	1,286	41.6%
Total	$16,673	31.0%	$15,436	29.5%

	Nine Months Ended
	March 1, 2025	% of Net Sales	March 2, 2024	% of Net Sales
PMT	$30,875	30.3%	$29,231	29.8%
GES	7,337	31.4%	5,411	29.2%
Canvys	7,848	33.1%	8,070	34.0%
Healthcare	2,365	29.0%	2,530	29.5%
Total	$48,425	30.8%	$45,242	30.3%

Gross profit reflects the distribution and manufacturing product margin less manufacturing variances, inventory obsolescence charges, customer returns, scrap and cycle count adjustments, engineering costs and other provisions.

Consolidated gross profit increased to $16.7 million during the third quarter of fiscal 2025 compared to $15.4 million during the third quarter of fiscal 2024. Consolidated gross margin as a percentage of net sales during the third quarter of fiscal 2025 increased to 31.0% when compared to 29.5% during the third quarter of fiscal 2024. This margin increase was mainly due to favorable product mix in PMT and GES with a partial offset from unfavorable product mix in Canvys and manufacturing under absorption and higher component scrap in Healthcare.

Consolidated gross profit increased to $48.4 million during the first nine months of fiscal 2025 compared to $45.2 million during the first nine months of fiscal 2024. Consolidated gross margin as a percentage of net sales during the first nine months of fiscal 2025 was 30.8% compared to 30.3% for the first nine months of fiscal 2024. The improved margin was mainly due to favorable product mix in PMT partially offset by manufacturing under absorption, favorable product mix in GES, unfavorable product mix and increased freight costs in Canvys and higher component scrap in Healthcare.

Power and Microwave Technologies

PMT net sales increased 6.6% to $33.2 million during the third quarter of fiscal 2025 from $31.2 million during the third quarter of fiscal 2024. The increase was due primarily to increased sales of engineered solutions for the semiconductor wafer fabrication market. Gross margin as a percentage of net sales increased to 30.8% during the third quarter of fiscal 2025 as compared to 28.3% during the third quarter of fiscal 2024 due to product mix.

PMT net sales increased 3.7% to $101.8 million during the first nine months of fiscal 2025 from $98.2 million during the first nine months of fiscal 2024. The increase was due primarily to increased sales of engineered solutions for the semiconductor wafer fabrication market. Gross margin as a percentage of net sales increased to 30.3% during the first nine months of fiscal 2025 as compared to 29.8% during the first nine months of fiscal 2024 due to favorable product mix partially offset by manufacturing under absorption.

Green Energy Solutions

GES net sales decreased 19.4% to $9.3 million during the third quarter of fiscal 2025 from $11.5 million during the third quarter of fiscal 2024. The decrease reflected the project-based nature of this segment and was mainly due to a large order in the third quarter of fiscal 2024 that did not repeat in fiscal 2025 and a shipping delay on an EV Locomotive order. Gross margin as a percentage of net sales increased to 32.8% during the third quarter of fiscal 2025 as compared to 26.6% during the third quarter of fiscal 2024 due to product mix.

GES net sales increased 26.0% to $23.3 million during the first nine months of fiscal 2025 from $18.5 million during the first nine months of fiscal 2024. The increase was mainly due to increased shipments of power management products focused on numerous green energy applications. Gross margin as a percentage of net sales increased to 31.4 % during the first nine months of fiscal 2025 as compared to 29.2% during the first nine months of fiscal 2024 due to product mix.

Canvys

Canvys net sales increased 39.5% to $9.2 million during the third quarter of fiscal 2025 from $6.6 million during the third quarter of fiscal 2024, due to higher sales in the North American markets. Gross margin as a percentage of net sales decreased to 33.2% during the third quarter of fiscal 2025 from 34.4% during the third quarter of fiscal 2024 primarily due to product mix.

Canvys net sales decreased 0.4% to $23.7 million during the first nine months of fiscal 2025 from $23.8 million during the first nine months of fiscal 2024, due to lower sales in the European markets. Gross margin as a percentage of net sales decreased to 33.1% during the first nine months of fiscal 2025 from 34.0% during the first nine months of fiscal 2024 due to product mix and higher freight costs.

Healthcare

Healthcare net sales decreased 32.3% to $2.1 million during the third quarter of fiscal 2025 from $3.1 million during the third quarter of fiscal 2024. With the sale to DirectMed on January 24, 2025, the third quarter sales for fiscal 2025 only reflected parts, service and equipment sales for two months. Gross margin as a percentage of net sales decreased to 15.5% during the third quarter of fiscal 2025 as compared to 41.6% during the third quarter of fiscal 2024 primarily due to manufacturing under absorption resulting from equipment downtime and higher component scrap expense.

Healthcare net sales decreased 4.9% to $8.2 million during the first nine months of fiscal 2025 from $8.6 million during the first nine months of fiscal 2024. With the sale to DirectMed on January 24, 2025, sales for first nine months of fiscal 2025 only reflected parts, service and equipment sales for eight months. Gross margin as a percentage of net sales decreased to 29.0% during the first nine months of fiscal 2025 as compared to 29.5% during the first nine months of fiscal 2024 primarily due to higher component scrap expense.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) increased to $14.5 million for the third quarter of fiscal 2025 when compared to $14.4 million for the year ago quarter. This increase of $0.1 million or less than 1% from the third quarter of fiscal 2024 mainly reflected higher incentives due to sales growth, partially offset by lower R&D and professional service expenses. Expressed as a percentage of net sales, SG&A was 26.9% for the third quarter of fiscal 2025 compared to 27.6% in the third quarter of fiscal 2024.

SG&A increased to $46.6 million for the first nine months of fiscal 2025 when compared to $44.7 million for the first nine months of fiscal 2024. This increase of $1.9 million or 4.2% from the first nine months of fiscal 2024 mainly reflected higher incentives due to sales growth, partially offset by lower R&D expenses. Expressed as a percentage of net sales, SG&A was 29.7% for the first nine months of fiscal 2025 compared to 30.0% for the first nine months of fiscal 2024.

Disposal of Healthcare Assets

A substantial portion of Healthcare assets were sold to DirectMed on January 24, 2025 that resulted in a total loss of $4.9 million for the third quarter and first nine months of fiscal 2025. The loss on assets sold to DirectMed totaled $3.0 million and the Company recorded an impairment charge of $1.9 million for inventory and fixed assets. Refer to Note 10, Disposal of Healthcare Assets and Related Charges, in Part I, Item 1 for more details.

Other Income/Expense

Other income and expense includes interest income, foreign exchange gains and foreign exchange losses. Our foreign exchange gains and losses are primarily due to the translation of U.S. dollars held in non-U.S. entities. We currently do not utilize derivative instruments to manage our exposure to foreign currency.

Other expense during the third quarter of fiscal 2025 totaled $0.3 million compared to less than a $0.1 million expense for the third quarter of fiscal 2024. This increase was due to a $0.3 million increase in foreign exchange losses.

Other expense during the first nine months of fiscal 2025 totaled $0.4 million, compared to $0.2 million for the first nine months of fiscal 2024. This increase was primarily due to a $0.3 million increase in foreign exchange losses.

Income Tax Provision

We recorded an income tax benefit of $1.0 million and an income tax provision of $0.2 million for the third quarter of fiscal 2025 and the third quarter of fiscal 2024, respectively. The effective income tax rate during the third quarter of fiscal 2025 was 33.4% as compared to 23.3% during the third quarter of fiscal 2024. The difference in rate during the third quarter of fiscal 2025 as compared to the third quarter of fiscal 2024 reflects changes in our geographical distribution of income (loss) and the discrete item related to the sale of healthcare assets resulting in a loss in the third quarter of fiscal 2025. The 33.4% effective income tax rate differs from the federal statutory rate of 21% as a result of our geographical distribution of income (loss), as well as the book loss on the sale of healthcare assets and the utilization of the U.S. research and development credit.

We recorded an income tax benefit of $1.3 million and an income tax provision of $0.1 million for the first nine months of fiscal 2025 and for the first nine months of fiscal 2024, respectively. The effective income tax rate during the first nine months of fiscal 2025 was a tax benefit of 36.5% as compared to a tax provision of 39.2% during the first nine months of fiscal 2024. The difference in rate during the first nine months of fiscal 2025 as compared to the first nine months of fiscal 2024 reflects changes in our geographical distribution of income (loss) and the discrete item related to the sale of healthcare assets resulting in a loss in the third quarter of fiscal 2025. The 36.5% effective income tax rate differs from the federal statutory rate of 21% as a result of our geographical distribution of income (loss), as well as the book loss on the sale of healthcare assets and the utilization of the U.S. research and development credit.

In the normal course of business, we are subject to examination by taxing authorities throughout the world. Years prior to fiscal 2015 are closed for examination under the statute of limitation for U.S. federal, and U.S. state. In Netherlands, years prior to fiscal 2020 are closed for examination. We are under examination in Germany for fiscal years 2019 to 2022. During the third quarter of fiscal 2025, we received a notice from the State of Illinois for an income tax audit covering the period from June 2021 to May 2023. We have no other current open audits in the U.S.

The Company recorded $0.3 million for uncertain tax positions as of March 1, 2025 as compared to $0.1 million as of June 1, 2024. We record interest related to uncertain tax positions in the income tax expense line item within the Unaudited Consolidated Statements of Comprehensive (Loss) Income. Accrued interest was included within the related tax liability line in the Consolidated Balance Sheets. We have recorded a liability of less than $0.1 million for interest and penalties as it relates to the reserve of the research and development credit as of March 1, 2025 and June 1, 2024, respectively.

Net (Loss) Income and Per Share Data

Net loss during the third quarter of fiscal 2025 was $2.1 million, or $0.15 per diluted common share and $0.13 per Class B diluted common share as compared to a net income of $0.8 million during the third quarter of fiscal 2024 or $0.05 per diluted common share and $0.05 per Class B diluted common share.

Net loss during the first nine months of fiscal 2025 was $2.2 million, or $0.16 per diluted common share and $0.14 per Class B diluted common share as compared to a net income of $0.2 million during the first nine months of fiscal 2024 or $0.01 per diluted common share and $0.01 per Class B diluted common share.

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

Our operations and cash needs have been primarily financed through operations and cash on hand.

Cash and cash equivalents were $36.7 million at March 1, 2025. Cash and cash equivalents by geographic area on March 1, 2025 consisted of $20.3 million in North America, $8.3 million in Europe, $1.0 million in Latin America and $7.1 million in Asia/Pacific. No cash was repatriated to the United States in the first nine months of fiscal 2025. Although the Tax Cuts and Jobs Act generally eliminated federal income tax on future cash repatriation to the United States, cash repatriation may be subject to state and local taxes, withholding or similar taxes. The January 24, 2025 sale of certain Healthcare assets to DirectMed generated $8.2 million of cash which will be utilized to support opportunities in our Green Energy Solutions business. See Note 8, Income Taxes, of the notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for the fiscal year ended June 1, 2024, filed with the SEC on August 5, 2024, for further information.

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

On March 20, 2023, the Company established a senior, secured revolving credit facility agreement with a three-year term in an aggregate principal amount not to exceed $30 million, including a swingline loan and a letter of credit sub-facility (collectively, the "Revolving Credit Facility") with PNC Bank. The Revolving Credit Facility is guaranteed by the Company's domestic subsidiaries. Proceeds of the borrowings under the Revolving Credit Facility are expected to be used for working capital and general corporate purposes of the Company and its subsidiaries. The Company utilized $1.0 million of the credit line and repaid that $1.0 million during the first quarter of fiscal 2025. There was no utilization of the credit line during the second and third quarters of fiscal 2025. As of the end of the third quarter for fiscal 2025 and the date of this report, no amounts were outstanding under the Revolving Credit Facility.

Cash Flows from Operating Activities

Cash flows from operating activities are primarily a result of our net income (loss) adjusted for non-cash items and changes in our operating assets and liabilities.

Operating activities generated $10.5 million of cash during the first nine months of fiscal 2025. We had a net loss of $2.2 million during the first nine months of fiscal 2025, which included non-cash stock-based compensation expense of $1.2 million associated with the issuance of stock option and restricted stock awards, inventory reserve provisions of $0.3 million, unrealized foreign exchange loss of $0.4 million, depreciation and amortization expense of $3.0 million associated with our property, plant and equipment and intangible assets and the disposal loss on Healthcare assets of $4.9 million. Changes in our operating assets and liabilities generated $2.8 million in cash during the first nine months of fiscal 2025, net of foreign currency exchange gains and losses, included an increase in accounts payable and accrued liabilities of $3.1 million, an increase in accounts receivable of $1.5 million and a decrease in inventories of $1.1 million. The increase in accounts receivable was primarily due to the higher level of sales. The changes in accounts payable and accrued liabilities were timing related.

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

Cash Flows from Investing Activities

Cash provided by investing activities of $5.0 million during the first nine months of fiscal 2025 was due to the $7.0 million of proceeds from the disposal of Healthcare assets and $2.0 million offset for capital expenditures. Capital expenditures were primarily related to our IT system and LaFox manufacturing and facilities. LaFox manufacturing primarily supports the Electron Device Group and Green Energy Solutions.

Cash used in investing activities of $3.1 million during the first nine months of fiscal 2024 was due to capital expenditures. Capital expenditures were primarily related to our IT system and the LaFox manufacturing and facilities renovation. LaFox manufacturing primarily supports the Electron Device Group and Green Energy Solutions.

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

Cash used by financing activities of $2.4 million during the first nine months of fiscal 2025 primarily resulted from $2.6 million of dividend payments to stockholders partially offset by $0.3 million of proceeds from the issuance of stock.

Cash used by financing activities of $2.3 million during the first nine months of fiscal 2024 primarily resulted from $2.5 million of dividend payments to stockholders partially offset by $0.3 million of proceeds from the issuance of stock.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 1, 2025.

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

(b) Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the third quarter of fiscal 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 1, 2024, filed with the SEC on August 5, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF

EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

a) First Amendment to PNC Credit Agreement

On April 9, 2025, the Company and certain of its subsidiaries (collectively, the “Loan Parties”) entered into the First Amendment (the “First Amendment”) to the Credit Agreement, dated March 20, 2023 (as amended, restated, supplemented or otherwise modified from time to time, the “Credit Agreement”), by and among the Company, the Guarantors party thereto, the Lenders party thereto, and PNC Bank, National Association, as Administrative Agent thereunder (“PNC”).

The First Amendment amends the Credit Agreement to modify the definition of “Consolidated EBITDA” to take into account the non-recurring non-cash loss in the amount of $4,920,000 recognized by the Company in connection with the consummation of the transactions contemplated by that certain Asset Purchase Agreement, dated January 24, 2025 (the “Purchase Agreement”), by and between the Company and DirectMed Imaging, LLC.

The effectiveness of the modifications to the Credit Agreement contemplated by the First Amendment is conditioned on the receipt by PNC of (a) the First Amendment duly executed by the Loan Parties, each Lender party thereto and the Administrative Agent; and (b) an executed copy of the Purchase Agreement, together with all schedules and exhibits thereto.

The foregoing description of the First Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the First Amendment, attached to this Form 10-Q as Exhibit 5.01, and incorporated herein by reference.

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

5.01

First Amendment to Credit Agreement, dated April 9, 2025, by and among the Company, the Guarantors party thereto, the Lenders party thereto, and PNC Bank, National Association, as Administrative Agent.

31.1	Certification of Edward J. Richardson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Robert J. Ben pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from our Quarterly Report on Form 10-Q for the third quarter of fiscal 2025, filed with the SEC on April 10, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Comprehensive (Loss) Income, (iii) the Unaudited Consolidated Statements of Cash Flows, (iv) the Unaudited Consolidated Statement of Stockholders’ Equity and (v) Notes to Unaudited Consolidated Financial Statements.

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

RICHARDSON ELECTRONICS, LTD.

Date: April 10, 2025	By:	/s/ Robert J. Ben
Robert J. Ben Chief Financial Officer and Chief Accounting Officer (on behalf of the Registrant and as Principal Financial Officer)