Form 10-K
period 2025-05-31
RICHARDSON ELECTRONICS, LTD.
filed 2025-08-04
CIK 355948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2025

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of November 30, 2024 was approximately $168.2 million.

As of July 28, 2025, there were outstanding 12,443,065 shares of Common Stock, $0.05 par value and 2,049,238 shares of Class B Common Stock, $0.05 par value, which are convertible into Common Stock of the registrant on a one-for-one basis.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders scheduled to be held October 7, 2025, which will be filed pursuant to Regulation 14A, are incorporated by reference in Part III of this report. Except as specifically incorporated herein by reference, the above mentioned Proxy Statement is not deemed filed as part of this report.

Auditor Firm ID: 00243 Auditor Name: BDO USA, P.C. Auditor Location: Chicago, IL, USA

Forward Looking Statements

Certain statements in this report may constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. The terms “may,” “should,” “could,” “anticipate,” “believe,” “continues,” “estimate,” “expect,” “intend,” “objective,” “plan,” “potential,” “project,” and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. These statements are based on management’s current expectations, intentions or beliefs and are subject to a number of factors, assumptions and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Factors that could cause or contribute to such differences or that might otherwise impact the business include the risk factors set forth in Item 1A of this Form 10-K. We undertake no obligation to update any such factor or to publicly announce the results of any revisions to any forward-looking statements contained herein, whether as a result of new information, future events or otherwise.

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

PART I

ITEM 1. Business

General

Richardson Electronics, Ltd. (the "Company," "we," "our") is a leading global manufacturer of engineered solutions, green energy products, power grid and microwave tubes, and related consumables; power conversion and RF and microwave components including green energy solutions; tubes for diagnostic imaging equipment; and customized display solutions. More than 55% of our products are manufactured in LaFox, Illinois, Marlborough, Massachusetts, or Donaueschingen, Germany, or by one of our manufacturing partners throughout the world. All of our partners manufacture to our strict specifications and per our supplier code of conduct. We serve customers in the alternative energy, healthcare, aviation, broadcast, communications, industrial, marine, medical, military, scientific, and semiconductor markets. The Company’s strategy is to provide specialized technical expertise and “engineered solutions” based on our core engineering and manufacturing capabilities. The Company provides solutions and adds value through design-in support, systems integration, prototype design and manufacturing, testing, logistics, and aftermarket technical service and repair through its global infrastructure.

On January 24, 2025, the Company sold a substantial portion of the assets of its Healthcare business to DirectMed Imaging, LLC (“DirectMed”), a Delaware limited liability company, and entered into an exclusive 10-year global supply agreement in which Richardson will supply DirectMed with repaired Siemens CT X-ray tubes. Additionally, the Company will continue manufacturing a limited quantity of ALTA CT X-ray tubes exclusively for DirectMed under a supply agreement. A description of this transaction, which resulted in a total loss of $5.1 million being recorded for the fiscal year ended May 31, 2025 is provided in Note 11, Disposal of Healthcare Assets and Other Charges, of the notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

Our fiscal year 2025 began on June 2, 2024 and ended on May 31, 2025, our fiscal year 2024 began on May 28, 2023 and ended on June 1, 2024 and our fiscal year 2023 began on May 29, 2022 and ended on May 27, 2023. Unless otherwise noted, all references to a particular year in this document shall mean the fiscal year for such period.

Government Regulations

We are subject to a variety of federal, state, local and foreign laws and regulatory requirements relating to our operations. These laws and regulations, which differ among jurisdictions, include, among others, those related to financial and other disclosures, accounting standards, privacy and data protection, cybersecurity, intellectual property, corporate governance, tax, trade, antitrust, employment, import/export, anti-corruption, and environmental regulatory compliance. Expenditures relating to such regulations are made in the ordinary course of our business and do not ordinarily represent material expenditures. Though we do not currently expect that compliance with such laws and regulations will require us to make material additional expenditures in the future, there is no assurance that existing or future laws and regulations applicable to our operations, products, and services will not have a material adverse effect on our business.

We are subject to a variety of data protection laws that change frequently and have requirements that vary from jurisdiction to jurisdiction. Specifically, we are subject to significant compliance obligations under privacy laws such as the General Data Protection Regulation in the European Union and an expanding list of comprehensive state privacy and/or cybersecurity laws in the United States. Failure to comply with these laws and regulations subjects us to potential regulatory enforcement activity, fines, private litigation including class actions, reputational impacts, and other costs. Our efforts to comply with privacy and data security laws and regulations complicate our operations and add to our costs.

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

Our operations also are subject to numerous laws and regulations governing the health and safety aspects of our operations, or otherwise relating to environmental protection. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, imposition of remedial or corrective action requirements, and the imposition of injunctions to prohibit certain activities or force future compliance.

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

Geography

We currently have operations in the following major geographic regions: North America, Asia/Pacific, Europe and Latin America. Selected financial data attributable to each segment and geographic region for fiscal 2025, fiscal 2024 and fiscal 2023 is set forth in Note 12, Segment and Geographic Information, of the notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

Business Segments

The Company reports its financial performance on the operating and reportable segments defined as follows:

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

PMT’s inventory levels reflect our commitment to maintaining an inventory of a broad range of products for customers who are buying products for the replacement of components used in critical equipment and designing in new technologies. PMT also sells a number of products representing trailing edge technology. While the market for these trailing edge technology products is declining, PMT is increasing its market share. PMT often buys products it knows it can sell ahead of any supplier price increases and extended lead times. As manufacturers for these products exit the business, PMT has the option to purchase a substantial portion of their remaining inventory.

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

PMT’s suppliers provide warranty coverage for the products and allow the return of defective products, including those returned to PMT by its customers. For information regarding the warranty reserves, see Note 4, Significant Accounting Policies and Disclosures, of the notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

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

Healthcare manufactures, repairs, refurbishes and distributes high value replacement parts and equipment for the healthcare market including hospitals, medical centers, asset management companies, independent service organizations and multi-vendor service providers. Products include diagnostic imaging replacement parts for CT and MRI systems; replacement CT and MRI tubes; CT service training; MRI and RF amplifiers; hydrogen thyratrons, klystrons, magnetrons; flat panel detector upgrades; pre-owned CT systems; and additional replacement solutions currently under development for the diagnostic imaging service market. Through a combination of newly developed products and partnerships, service offerings and training programs, we believe we can help our customers improve efficiency while lowering the cost of healthcare delivery. After the January 2025 sale of certain assets to DirectMed, the Company manufactures and repairs CT tubes and sells them exclusively to DirectMed under a supply agreement.

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

Distribution

We maintain over 100,000 part numbers in our product inventory database and we estimate that more than 90% of orders received by 6:00 p.m. local time are shipped complete the same day for in-stock product. Customers can access our products on our websites, www.rell.com, www.canvys.com, www.rellpower.com, www.relltubes.com and www.rellaser.com, through electronic data interchange, or by telephone. Customer orders are processed by our regional sales offices and supported primarily by one of our distribution facilities in LaFox, Illinois; Amsterdam, Netherlands; Marlborough, Massachusetts; Donaueschingen, Germany; or Singapore, Singapore. We also have satellite warehouses in Sao Paulo, Brazil; Shanghai, China; Bangkok, Thailand; and Hook, United Kingdom. Our data processing network provides on-line, real-time interconnection of all sales offices and central distribution operations, 24 hours per day, seven days per week. Information on stock availability, pricing in local currency, cross-reference information, customers and market analyses are obtainable throughout the entire distribution network. The content of our websites is not deemed to be incorporated by reference in this report filed with the Securities and Exchange Commission.

International Sales

During fiscal 2025, we made approximately 56% of our sales outside the United States. We continue to pursue new international sales to further expand our geographic reach.

Major Customers

No single customer accounted for more than 10 percent of the Company’s consolidated net sales for fiscal 2025 and fiscal 2024. Sales to one customer in our PMT segment totaled $31.2 million, which accounted for 12 percent of the Company’s consolidated net sales in fiscal 2023. See Note 12, Segment and Geographic Information, of the notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further information on our customer concentration.

Human Capital

Recruitment & Staffing

The Company’s key human capital management objectives are to hire, retain and develop the talent for the execution of the Company’s strategy. Our talent needs include highly skilled technical, management and sales personnel. Key attributes of our personnel include: customer focus, integrity, continuous improvement and a results-driven mindset. The skills, experience and industry knowledge of our employees significantly benefit our operations and performance. Competition for such personnel is intense and the salary, benefits and other costs to employ the right personnel may impact our results and performance.

The Company offers employees a competitive compensation program, designed to recognize and reward both individual and company performance through base pay, variable compensation programs, and health, well-being and retirement programs to meet the needs of our employees.

Employees

As of May 31, 2025, we employed 431 individuals, 396 of whom were employed on a full-time basis and 35 of whom were employed on a part-time basis. Of these, 272 full-time and 16 part-time employees were in the United States and 124 full-time and 19 part-time employees were located internationally. All our employees are non-union.

Culture

We are an international company with offices and personnel located around the world. We understand, respect, and value the similarities as well as the differences of our employees. Our human capital is a critical asset that enables us to serve and support our global customer base. Our effectiveness in maximizing the talents of people of different backgrounds, experiences, and perspectives is key to our continued global success. Fostering, cultivating, and preserving a positive work culture is a key priority for the Company. We seek to embrace and encourage the individual characteristics that make our employees unique.

Website Access to SEC Reports

We maintain an Internet website at www.rell.com. Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 are accessible through our website, free of charge, as soon as reasonably practicable after these reports are filed electronically with the Securities and Exchange Commission ("SEC"). Interactive Data Files pursuant to Rule 405 of Regulation S-T, of these filing dates, formatted in Extensible Business Reporting Language (“XBRL”) are accessible as well. To access these reports, go to our website at www.rell.com. Information relating to our corporate governance, including our Code of Conduct (including any related amendments or waivers) and information concerning our executive officers, directors and committees of the Board (including committee charters) is also available on our website. The foregoing information regarding our website is provided for convenience and the content of our website is not deemed to be incorporated by reference in this report filed with the SEC. Additionally, the SEC maintains an internet site through which our reports, proxy and information statements and our other SEC filings can be located; the address of that site is http://www.sec.gov.

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

Our overall competitive position depends on a number of factors including price, engineering capability, vendor representation, product diversity, lead times and the level of customer service. There are very few vacuum tube competitors in the markets we serve. There are also a limited number of Chinese manufacturers whose ability to produce vacuum tubes has progressed over the past several years. The most significant competitive risk comes from technical obsolescence. Our Canvys business faces many competitors in the markets we serve. Increased competition may result in price reductions, reduced margins or a loss of market share, any of which could materially and adversely affect our business, operating results and financial condition. As we expand our business and pursue our growth initiatives, we may encounter increased competition from current and/or new competitors. Our failure to maintain and enhance our competitive position could have a material adverse effect on our business.

We are dependent on a limited number of vendors to supply us with essential products.

The products we supply are currently produced by a relatively small number of manufacturers. During fiscal 2025, two of our suppliers each represented more than 10% of our total cost of sales. Our success depends, in large part, on maintaining current vendor relationships and developing new relationships. To the extent that our significant suppliers are unwilling or unable to continue to do business with us, extend lead times, limit supplies due to capacity constraints or other factors, there could be a material adverse effect on our business.

Disruptions to our supply chain could adversely impact our business.

Material disruptions to our supply chains, including changes in our relationships with suppliers, shortages in availability of materials, production delays, regulatory restrictions, public health crises, or other supply chain disruptions, whether due to our suppliers or customers, could have a material adverse effect on our operations and results. Increases in the costs of supplies could result in manufacturing interruptions, delays, inefficiencies or our inability to market products. In addition, our profit margins would decrease if the prices of purchased raw materials, component parts or finished goods increase and we are unable to pass on those increases to our customers. Supply chain disruptions may be exacerbated by other events and conditions, including conflicts in Europe and the Middle East, which could continue to adversely affect our ability to receive goods on a timely basis and increase our material costs. Short-term or sustained increases in market demand may exceed our suppliers’ production capacity or otherwise strain our supply chain. Our failure, or our suppliers’ failure, to meet the demand for raw materials and components could adversely affect our business and results of operations. Further disruptions to the supply chain because of other global or domestic events could materially adversely impact our operations and business. While we actively monitor and take steps to mitigate supply chain risk, there can be no assurance that our mitigation plans will prevent disruptions that may arise from shortages of materials that we use in the production of our products.

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

Our growth strategy focuses on expanding our Green Energy Solutions and our power conversion businesses. We may be unable to implement our growth initiatives or strategic priorities or reach profitability in the near future or at all, due to many factors, including factors outside of our control. We also cannot be certain that executing our strategy will generate the benefits we expect. If we fail to execute successfully on our strategic priorities, if we pursue strategic priorities that prove to be unsuccessful, or if our investments in these growth initiatives do not yield anticipated returns for any reason, our business, financial position, results of operations and cash flows may be materially and adversely affected.

There are various risks that may prevent the Company from realizing the anticipated benefits of the IMES Sale.

In January 2025, we entered into an Asset Purchase Agreement with DirectMed. Pursuant to the terms and subject to the conditions of the Purchase Agreement, Buyer purchased assets of the Company used in the operation of its International Medical Equipment and Service (IMES) business as well as ALTA tube and related inventory (the “IMES Sale”). There are various risks that may prevent the Company from realizing the anticipated benefits of the IMES Sale: the expected cost savings or operational efficiencies from the IMES Sale may not be fully realized, which may affect our financial performance; the continued integration of our operations after the IMES Sale may be more complex than initially anticipated, which may affect our business operations and reduce synergies across our business units; the value of our remaining assets or our ability to deploy proceeds from the IMES Sale could be negatively impacted by adverse economic conditions or market volatility or uncertainty following the transaction.

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

Further, challenges in the supply chain and disruptions in our logistics capability could further negatively impact our gross profit margins. See the business and operational risk factors: We are dependent on a limited number of vendors to supply us with essential products, Disruptions to the supply chain could adversely impact our business and Major disruptions to our logistics capability or to the operations of our key vendors or customers could have a material adverse impact on our operations.

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

Our operations could be adversely affected by uncertain conditions in global or regional economies, including conflict (such as ongoing conflict in Europe and the Middle East), higher inflation or interest rates, recession, natural disasters, impacts of and issues related to climate change, business disruptions, and our ability to adequately staff operations. Any future economic declines may result in decreased revenue, gross margins, earnings or growth rates or difficulty in managing inventory levels or collecting customer receivables. We also have experienced, and expect to continue to experience, increased competitive pricing pressure, raw material inflation and availability issues resulting in difficulties meeting customer demand. In addition, customer difficulties in the future could result from economic uncertainty or the deterioration of conditions in markets in which we operate, the cyclical nature of their respective businesses, such as in the oil and gas industry, or otherwise and, in turn, result in decreases in product demand, increases in bad debt write-offs, decreases in timely collection of accounts receivable and adjustments to our allowance for credit losses, resulting in material reductions to our revenues and net earnings.

Major disruptions to our logistics capability or to the operations of our key vendors or customers could have a material adverse impact on our operations.

We operate our global logistics services through specialized and centralized distribution centers. We depend on third party transportation service providers for the delivery of products to our customers. A major interruption or disruption in service at any of our distribution centers, or a disruption at the operations of any of our significant vendors or customers or transportation service providers, for any reason, including reasons beyond our control (such as natural disasters, pandemics or other health crises, work stoppages, power loss, cyber attacks, incidents of terrorism or other significant disruptions of services from our third party providers) could cause cancellations or delays in a significant number of shipments to customers and, as a result, could have a severe impact on our business, operations and financial performance. Further, challenges within global logistics networks, including shortages of shipping containers, international port congestion, trucking shortages and freight capacity constraints have resulted in delays in receiving key manufacturing components and increased order backlogs and transportation costs. Such logistical disruption may cause us to incur higher costs and may also result in longer lead times for our customers. Uncertainties related to the magnitude and duration of global supply chain disruptions have adversely affected, and may continue to adversely affect, our business. If we are unable to recover a substantial portion of the increase in material and transportation costs from our customers through price adjustments and/or surcharges, our business or results of operations could be adversely affected. We may also experience an increase in order cancellations if any such pricing actions are not accepted by our customers.

Risks Related to International Operations

International operations represent a significant percentage of our business and present a variety of risks that could impact our results.

Because we source and sell our products worldwide, our business is subject to risks associated with doing business internationally. These risks include the costs and difficulties of managing foreign entities, limitations on the repatriation and investment of funds, cultural differences that affect customer preferences and business practices, unstable political or economic conditions, geopolitical risks and demand or supply reactions from events that could include political crises and conflict (including in Europe and the Middle East), war, a major terrorist attack, natural disasters, actual or threatened public health emergencies, trade protection measures and import or export licensing requirements, monetary policy, inflation, economic growth, recession, commodity prices, currency volatility, currency controls, and changes in tax laws.

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

Financial Risks

Incurring indebtedness and restrictive covenants under our credit facility could limit our operational and financial flexibility.

We may incur indebtedness in the future under our credit facility with PNC Bank N.A. Our ability to make interest and scheduled principal payments on any such indebtedness and operate within restrictive covenants could be adversely impacted by changes in the availability, terms and cost of capital, changes in interest rates or changes in our credit ratings or our outlook. These changes could increase our cost of business, limiting our ability to pursue acquisition opportunities, react to market conditions and meet operational and capital needs, thereby placing us at a competitive disadvantage.

Legal and Regulatory Risks

We may be subject to claims relating to intellectual property rights which are costly to defend, could require payment of damages or licensing fees, and/or could limit our ability to use certain technologies in the future.

Substantial litigation and threats of litigation regarding intellectual property rights exist in the display systems and electronics industries. From time to time, third parties, including certain companies in the business of acquiring patents with the intention of aggressively seeking licensing revenue from purported infringers, have asserted and may in the future assert patent and/or other intellectual property rights to technologies that are important to our business. In any dispute involving products that we have sold, our customers could also become the target of litigation. We are obligated in many instances to indemnify and defend our customers if the products we sell are alleged to infringe any third party’s intellectual property rights. In some cases, depending on the nature of the claim, we may be able to seek indemnification from our suppliers for ourselves and our customers against such claims, but there is no assurance that we will be successful in obtaining such indemnification or that we are fully protected against such claims. Any infringement claim brought against us, regardless of the duration, outcome or size of damage award, could result in substantial cost, divert our management’s attention, be time consuming to defend, result in significant damage awards, cause product shipment delays, or require us to enter into royalty or other licensing agreements. See Note 13, Risks and Uncertainties, of the notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further information regarding specific legal matters related to our patents.

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

These potential lawsuits, with or without merit, may divert management’s attention, and we may incur significant expenses in our defense. In addition, we may be required to pay damages or settlements, become subject to injunctions or other equitable remedies, or determine to abandon certain lines of business, that may cause a material adverse effect on our results of operations, financial position and cash flows.

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

Significant Tariffs and Other Trade Measures Could Adversely Affect Our Business, Results of Operations, Financial Position and Cash Flows.

The Company’s operations subject it to tariffs and other trade protection measures. The U.S. administration has instituted certain changes, and may make additional changes, in trade policies that include the negotiation or termination of trade agreements, higher tariffs on imports into the U.S., and other measures affecting trade between the U.S. and other countries from which the Company imports. Due in part to these measures, some countries are changing their trade policies relating to goods imported from the U.S. These global trade disruptions and geopolitical tensions, together with any related downturns in the global economy, could dampen customer demand, increase market volatility, and impact currency exchange rates, all of which could materially and adversely affect the Company’s financial performance.

The impact of these changes in trade policies will depend on various factors, including (i) when trade measures are implemented, (ii) the ultimate amount, scope, nature, and duration of tariffs and other trade measures, and (iii) the extent to which the Company can mitigate impacts and pass on any increased costs associated with these changes. In addition, the impact of trade disruptions on general economic conditions and demand for electronic components is difficult to predict.

The recent tariff modifications did not materially impact our fiscal 2025 results. However, it is possible that further tariffs may be imposed on imports of our products, including by other countries, or that our business will be impacted by changing trade relations among countries. This may cause us to raise prices or make changes to our operations, any of which could adversely impact demand for our products, our costs, customers, suppliers and/or the United States economy or certain sectors thereof and, thus, to adversely impact our businesses and results of operations. Given the evolving nature of trade relations, the impact on our operations and results is uncertain and could be significant. We can provide no assurance that any strategies we implement to mitigate the impact of such tariffs or other trade actions will be successful. To the extent that our supply chain, costs, sales or profitability are negatively affected by the tariffs or other trade actions, our business, financial condition and results of operations may be materially adversely affected.

Ownership Risks

A single stockholder controls a majority of the Company's voting stock.

As of July 28, 2025, Edward J. Richardson, our Chairman, Chief Executive Officer and President, beneficially owned approximately 98% of the outstanding shares of our Class B common stock, representing approximately 61% of the voting power of the outstanding common stock. This share ownership permits Mr. Richardson to exert control over the outcome of stockholder votes, including votes concerning the election of directors, by-law amendments, possible mergers, corporate control contests and other significant corporate transactions.

General Risk Factors

Failure to attract and retain key skilled personnel could hurt our operations.

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

Our future success will require an ability to hire and retain qualified employees. Competition for such key personnel is intense and we cannot be assured that we will be successful in attracting and retaining such personnel. We cannot make assurances that key personnel will not depart in the future. Changes in the cost of providing employee benefits in order to attract and retain personnel, including changes in health care costs, could lead to increased costs in any of our operations.

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

Our stock price may be volatile.

Our stock price has fluctuated in the past and may experience declines in the future as a result of the volatile nature of the stock market, developments in our business and/or factors outside of our control including certain of the risk factors discussed in this report. Many factors may cause the market price for our common stock to change, including: (i) our operating results as compared to investors’ expectations in any period, (ii) market perceptions concerning our future earnings prospects, (iii) adverse changes in general market conditions or economic trends and (iv) changes or events in our industry or the world, such as market reactions to public health issues, natural disasters, changes in global, national, or regional economies, inflation, governmental policies, political unrest, military action and armed conflicts (in Europe and the Middle East), terrorist activities, political and social turmoil, civil unrest and other crises.

ITEM 1B. Unresolved Staff Comments

None.

ITEM 1C. Cybersecurity

Risk Management and Strategy

We are focused on the growing threat of cybersecurity risks we face in today’s global business environment and have identified cybersecurity as an important enterprise risk. Our cybersecurity risk management program is part of our overall enterprise risk management program, and focuses on identifying, assessing, managing, and remediating material risks from cybersecurity incidents. We rely on risk-based security controls, including access limitations and contractual requirements on third-party service providers, as part of our overall approach of protecting the integrity, availability and confidentiality of our important systems and information. We have an established incident response plan (“IRP”) to respond to cyber incidents.

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

These policies and standards include both preventive measures and reactive processes. Preventive measures include, but are not limited to, protective and detective cybersecurity systems, security monitoring, threat hunting and mandatory, enterprise-wide employee training. Our reactive processes are captured primarily by the IRP, which is comprised of an evolving set of procedures developed by cross-functional experts, and external consultants, who draw upon technical proficiency and learnings from past experiences. All these procedures and practices are tailored to our technology environment and are refined iteratively. Further, we have an information risk management program that includes a vendor risk assessment process, whereby we systematically oversee and identify risks from cybersecurity threats related to its use of third-party service providers.

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

While cybersecurity threats remain a risk to the Company’s business operations, our risk mitigation strategies have been effective to date. Accordingly, no such threats have materially affected our business strategy, results of operations or our financial condition in the past three fiscal years. Despite our cybersecurity policies and practices, we may not be successful in preventing or mitigating a cybersecurity incident resulting in a material adverse effect. For more information regarding how cybersecurity threats could materially affect our business strategy, results of operations or financial condition, see the business and operational risk factor: We rely heavily on information technology systems that, if not properly functioning, could materially adversely affect our business in Item 1A, Risk Factors.

Governance

Our Board of Directors has overall responsibility for enterprise risk management and has delegated the oversight of cybersecurity risks to the Audit Committee. The Company’s Chief Financial Officer ("CFO") immediately updates the Audit Committee on any significant cybersecurity incident and/or threat that may require an 8-K filing. Furthermore, the CFO reports quarterly to the Audit Committee on any significant cybersecurity incidents, threats, mitigation strategies and controls at each Audit Committee meeting. The Audit Committee then updates the full board on significant matters raised and discussed during these sessions. These updates include the following:

•
Recent cyber risks and cybersecurity developments
•
Cyber risk governance
•
Assessments by third-party experts
•
Key cyber risk metrics
•
Projects and initiatives

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

ITEM 2. Properties

The Company owns one facility and leases 24 facilities. We own our corporate facility and largest distribution center, which is located on approximately 100 acres in LaFox, Illinois and consists of approximately 224,000 square feet of manufacturing, warehouse and office space. We maintain geographically diverse facilities because we believe this provides value to our customers and suppliers, and limits market risk and exchange rate exposure. We believe our properties are well maintained and adequate for our present needs. The extent of utilization varies from property to property and from time to time during the year.

Our facility locations, their primary use and segments served are as follows:

Location	Leased/ Owned	Use	Segment
LaFox, IL*	Owned	Corporate/Sales/Distribution/ Manufacturing	PMT/Canvys/ GES/Healthcare
Woodland Hills, CA	Leased	Sales	PMT
Marlborough, MA	Leased	Sales/Distribution	Canvys
Sao Paulo, Brazil	Leased	Sales/Distribution	PMT
Beijing, China	Leased	Sales	PMT
Nanjing, China	Leased	Sales	PMT
Shanghai, China	Leased	Sales/Distribution	PMT
Shenzhen, China	Leased	Sales	PMT
Brive, France	Leased	Sales	PMT
Paris, France	Leased	Sales	PMT
Donaueschingen, Germany	Leased	Sales/Distribution/Manufacturing	Canvys
Puchheim, Germany	Leased	Sales	PMT
Mumbai, India	Leased	Sales	PMT
Florence, Italy	Leased	Sales	PMT
Milan, Italy	Leased	Sales	PMT
Tokyo, Japan	Leased	Sales	PMT
Mexico City, Mexico	Leased	Sales	PMT
Amsterdam, Netherlands	Leased	Sales/Distribution/Manufacturing	PMT
Singapore, Singapore	Leased	Sales/Distribution	PMT
Seoul, South Korea	Leased	Sales	PMT
Taipei, Taiwan	Leased	Sales	PMT/Canvys
Bangkok, Thailand	Leased	Sales/Distribution	PMT
Dubai, United Arab Emirates	Leased	Sales/Testing	PMT
Hook, United Kingdom	Leased	Sales/Distribution/Testing/Repair	PMT
Lincoln, United Kingdom	Leased	Sales	PMT/Canvys

* LaFox, Illinois is also the location of our corporate headquarters.

ITEM 3. Legal Proceedings

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

PART II

ITEM 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Unregistered Sales of Equity Securities

There were no sales of unregistered equity securities in fiscal 2025.

Share Repurchases

There were no share repurchases in fiscal 2025.

Dividends

Our quarterly dividend was $0.06 per common share and $0.054 per Class B common share during fiscal 2025. Annual dividend payments were approximately $3.4 million for fiscal 2025 and $3.4 million for fiscal 2024. All future payments of dividends are at the discretion of the Board of Directors. Dividend payments will depend on earnings, capital requirements, operating conditions and such other factors that the Board may deem relevant.

Common Stock Information

Our common stock is traded on the NASDAQ Global Select Market (“NASDAQ”) under the trading symbol (“RELL”). There is no established public trading market for our Class B common stock. As of July 28, 2025, there were approximately 387 stockholders of record for the common stock and approximately 13 stockholders of record for the Class B common stock.

The Company joined the Russell 3000® Index in 2023. Membership in the U.S. all-cap Russell 3000® Index includes the Company in the large-cap Russell 1000® Index and the small-cap Russell 2000® Index.

Performance Graph

The performance of our common stock is compared with the performance of the NASDAQ Composite Index and the Russell Microcap Technology Index for the fiscal years 2021 to 2025. The following graph assumes $100 invested on the last day of our fiscal year 2020, in our common stock, the NASDAQ Composite Index and the Russell Microcap Technology Index. Total return indices reflect reinvestment of dividends at the closing stock prices at the date of the dividend declaration.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to assist the reader in better understanding our business, results of operations, financial condition, changes in financial condition, critical accounting estimates and significant developments. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes appearing elsewhere in this filing. This section is organized as follows:

•
Business Overview
•
Results of Operations - an analysis and comparison of our consolidated results of operations for the fiscal years ended May 31, 2025, June 1, 2024 and May 27, 2023, as reflected in our Consolidated Statements of Comprehensive Income.
•
Liquidity, Financial Position and Capital Resources - a discussion of our primary sources and uses of cash for the fiscal years ended May 31, 2025, June 1, 2024 and May 27, 2023, and a discussion of changes in our financial position.

Business Overview

Richardson Electronics, Ltd. (the "Company," "we," "our") is a leading global manufacturer of engineered solutions, green energy products, power grid and microwave tubes, and related consumables; power conversion and RF and microwave components including green energy solutions; tubes for diagnostic imaging equipment; and customized display solutions. More than 55% of our products are manufactured in LaFox, Illinois, Marlborough, Massachusetts, or Donaueschingen, Germany, or by one of our manufacturing partners throughout the world. All our partners manufacture to our strict specifications and per our supplier code of conduct. We serve customers in the alternative energy, healthcare, aviation, broadcast, communications, industrial, marine, medical, military, scientific, and semiconductor markets. The Company’s strategy is to provide specialized technical expertise and “engineered solutions” based on our core engineering and manufacturing capabilities. The Company provides solutions and adds value through design-in support, systems integration, prototype design and manufacturing, testing, logistics, and aftermarket technical service and repair through its global infrastructure.

Some of the Company's products are manufactured in China and imported into the United States. Accordingly, the Company’s operations are subject to tariffs and other trade protection measures. The U.S. administration has instituted certain changes, and may make additional changes, in trade policies that include the negotiation or termination of trade agreements, higher tariffs on imports into the U.S., and other measures affecting trade between the U.S. and other countries from which the Company imports. Due in part to these measures, some countries are changing their trade policies relating to goods imported from the U.S. These global trade disruptions and geopolitical tensions, together with any related downturns in the global economy, could dampen customer demand, increase market volatility, and impact currency exchange rates, all which could materially and adversely affect the Company’s financial performance.

The impact of these changes in trade policies will depend on various factors, including (i) when trade measures are implemented, (ii) the ultimate amount, scope, nature, and duration of tariffs and other trade measures, and (iii) the extent to which the Company can mitigate impacts and pass on any increased costs associated with these changes. In addition, the impact of trade disruptions on general economic conditions and demand for electronic components is difficult to predict.

The recent tariff modifications did not materially impact our fiscal 2025 results. However, it is possible that further tariffs may be imposed on imports of our products, including by other countries, or that our business will be impacted by changing trade relations among countries. Management continues to work with its suppliers as well as its customers to mitigate the impact of the tariffs on our customers’ markets. However, if the Company is unable to successfully pass through the additional cost of these tariffs, or if the higher prices reduce demand for the Company's products, it will have a negative effect on the Company's sales and gross margins.

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

Healthcare manufactures, repairs, refurbishes and distributes high value replacement parts and equipment for the healthcare market including hospitals, medical centers, asset management companies, independent service organizations and multi-vendor service providers. Products include diagnostic imaging replacement parts for CT and MRI systems; replacement CT and MRI tubes; CT service training; MRI and RF amplifiers; hydrogen thyratrons, klystrons, magnetrons; flat panel detector upgrades; pre-owned CT systems; and additional replacement solutions currently under development for the diagnostic imaging service market. Through a combination of newly developed products and partnerships, service offerings and training programs, we believe we can help our customers improve efficiency while lowering the cost of healthcare delivery. After the January 2025 sale of certain assets to DirectMed, the Company manufactures and repairs CT tubes and sells them exclusively to DirectMed under a supply agreement.

We currently operate within the following major geographic regions: North America, Asia/Pacific, Europe and Latin America.

Results of Operations

Overview - Fiscal Year Ended May 31, 2025

•
Fiscal 2025 contained 52 weeks and fiscal 2024 contained 53 weeks.
•
Net sales during fiscal 2025 were $208.9 million, up 6.3%, compared to net sales of $196.5 million during fiscal 2024.
•
Gross margin was 31.0% of net sales during fiscal 2025, compared to 30.5% of net sales during fiscal 2024.
•
Selling, general and administrative expenses were $62.2 million, or 29.8% of net sales, during fiscal 2025, compared to $59.5 million, or 30.3% of net sales, during fiscal 2024.
•
Operating loss during fiscal 2025 was $2.5 million, compared to an operating income of $0.3 million during fiscal 2024.
•
Other income during fiscal 2025 was $0.9 million, compared to other expense of $0.2 million during fiscal 2024.
•
Net loss during fiscal 2025 was $1.1 million, compared to a net income of $0.1 million during fiscal 2024.

Net Sales and Gross Profit Analysis

Net sales by segment and percentage change for fiscal 2025, fiscal 2024 and fiscal 2023 were as follows (in thousands):

Net Sales	FY 2025	FY 2024	FY 2023	FY25 vs. FY24 % Change	FY24 vs. FY23 % Change
PMT	$137,752	$128,697	$164,299	7.0%	(21.7%)
GES	28,719	23,233	47,596	23.6%	(51.2%)
Canvys	33,145	32,444	39,331	2.2%	(17.5%)
Healthcare	9,293	12,086	11,432	(23.1%)	5.7%
Total	$208,909	$196,460	$262,658	6.3%	(25.2%)

During fiscal 2025, consolidated net sales increased by 6.3% compared to fiscal 2024. Sales for PMT increased by 7.0%, GES sales increased by 23.6%, Canvys sales increased by 2.2% and Healthcare sales decreased by 23.1%. The increase in PMT was mainly due to increased sales of engineered solutions for the semi-wafer fabrication products and increases in RF and Wireless Components. The increase in GES was mainly due to increased market share, new products and new customer development for power management products focused on numerous green energy applications. The increase in Canvys was attributable to higher sales in the North American markets. The decrease in Healthcare sales was due to the asset sale to DirectMed.

During fiscal 2024, consolidated net sales decreased by 25.2% compared to fiscal 2023. Sales for PMT decreased by 21.7%, GES sales decreased by 51.2%, Canvys sales decreased by 17.5% and Healthcare sales increased by 5.7%. The decrease in PMT was mainly due to lower sales of semi-wafer fabrication products and RF and microwave products. The decrease in GES was due to the project-based nature of the wind turbine business and lower shipments to EV locomotive customers, including a large shipment of battery modules made in fiscal 2023 that did not recur in fiscal 2024. The decrease in Canvys was primarily due to lower sales in the North American market. The increase in Healthcare was primarily due to higher parts and CT tube sales.

Gross profit by segment and percentage of segment net sales for fiscal 2025, fiscal 2024 and fiscal 2023 were as follows (in thousands):

Gross Profit	FY 2025		FY 2024		FY 2023
PMT	$42,555	30.9%	$38,717	30.1%	$54,089	32.9%
GES	9,030	31.4%	6,607	28.4%	13,719	28.8%
Canvys	10,889	32.9%	10,973	33.8%	12,375	31.5%
Healthcare	2,326	25.0%	3,669	30.4%	3,506	30.7%
Total	$64,800	31.0%	$59,966	30.5%	$83,689	31.9%

Gross profit reflects the distribution and manufacturing product margin less manufacturing variances, inventory obsolescence charges, customer returns, scrap and cycle count adjustments, engineering costs and other provisions.

Consolidated gross profit was $64.8 million during fiscal 2025, compared to $60.0 million during fiscal 2024. Consolidated gross margin as a percentage of net sales was 31.0% for fiscal 2025, compared to the 30.5% during fiscal 2024, primarily due to favorable product mix partially offset by manufacturing under absorption for PMT, favorable product mix of increased Engineered Solution products for GES, unfavorable product mix and higher freight costs for Canvys and a reduction in higher margin spare parts and higher component scrap for Healthcare. Gross margin during fiscal 2025 included expense related to inventory provisions of $0.4 million for PMT, $0.1 million for Canvys and $0.1 million for Healthcare.

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

Power and Microwave Technologies

Net sales for PMT increased 7.0% to $137.8 million during fiscal 2025 from $128.7 million during fiscal 2024. The increase was due primarily to increased sales of engineered solutions for the semiconductor wafer fabrication market and increases in RF and Wireless components. Gross margin as a percentage of net sales increased to 30.9% during fiscal 2025 as compared to 30.1% during fiscal 2024, primarily due to favorable product mix partially offset by manufacturing under absorption.

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

Green Energy Solutions

Net sales for GES increased 23.6% to $28.7 million during fiscal 2025 from $23.2 million during fiscal 2024. The increase in GES was mainly due to increased market share, new products and new customer development for power management products focused on numerous green energy applications. Gross margin as a percentage of net sales increased to 31.4% during fiscal 2025 as compared to 28.4% during fiscal 2024, primarily due to favorable product mix of increased Engineered Solution products.

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

Canvys

Net sales for Canvys increased 2.2% to $33.1 million during fiscal 2025, from $32.4 million during fiscal 2024 due to higher sales in the North American markets. Gross margin as a percentage of net sales decreased to 32.9% during fiscal 2025 as compared to 33.8% during fiscal 2024 due to product mix and higher freight costs.

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

Healthcare

Net sales for Healthcare decreased 23.1% to $9.3 million during fiscal 2025, from $12.1 million during fiscal 2024. The decrease in sales was primarily due to the asset sale to DirectMed. Gross margin as a percentage of net sales decreased to 25.0% during fiscal 2025, compared to 30.4% during fiscal 2024. The decrease was primarily due to the asset sale to DirectMed resulting in no longer selling higher margin spare parts coupled with higher component scrap.

Net sales for Healthcare increased 5.7% to $12.1 million during fiscal 2024, from $11.4 million during fiscal 2023. The increase in sales was primarily due to higher part and CT tube sales. Gross margin as a percentage of net sales decreased slightly to 30.4% during fiscal 2024, compared to 30.7% during fiscal 2023. The decrease was primarily due to increased manufacturing under absorption, offset by an improved product mix.

Sales by Geographic Area

We sell our products to customers in diversified industries and perform periodic credit evaluations of our customers’ financial condition. Terms are generally open account, payable net 30 days in North America, and vary throughout Asia/Pacific, Europe and Latin America. Estimates of credit losses are recorded in the financial statements based on monthly reviews of outstanding accounts.

Our sales are aggregated by the following geographic regions: North America; Asia/Pacific; Europe; Latin America; and Other. The net sales by geographic area and percentage change for fiscal 2025, fiscal 2024 and fiscal 2023 were as follows (in thousands):

Net Sales	FY 2025	FY 2024	FY 2023	FY25 vs. FY24 % Change	FY24 vs. FY23 % Change
North America	$91,096	$77,269	$112,214	17.9%	(31.1%)
Asia/Pacific	43,211	45,264	59,557	(4.5%)	(24.0%)
Europe	64,949	61,476	62,017	5.6%	(0.9%)
Latin America	8,366	10,908	28,924	(23.3%)	(62.3%)
Other (1)	1,287	1,543	(54)	(16.6%)	2,957.4%
Total	$208,909	$196,460	$262,658	6.3%	(25.2%)

(1)
Primarily includes net sales not allocated to a specific geographical region.

Gross Profit by Geographic Area

Gross profit by geographic area and percentage of geographic net sales for fiscal 2025, fiscal 2024 and fiscal 2023 were as follows (in thousands):

	FY 2025		FY 2024		FY 2023
Gross Profit (Loss)	Amount	% of Net Sales	Amount	% of Net Sales	Amount	% of Net Sales
North America	$36,718	40.3%	$29,306	37.9%	$43,580	38.8%
Asia/Pacific	13,890	32.1%	13,682	30.2%	18,775	31.5%
Europe	18,572	28.6%	18,516	30.1%	18,760	30.2%
Latin America	3,236	38.7%	3,983	36.5%	7,735	26.7%
Other (1)	(7,616)		(5,521)		(5,161)
Total	$64,800	31.0%	$59,966	30.5%	$83,689	31.9%

(1)
Primarily includes net sales not allocated to a specific geographical region, unabsorbed value-add costs and other unallocated expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) increased 4.4% during fiscal 2025 to $62.2 million from $59.5 million during fiscal 2024. This increase in SG&A from fiscal 2024 mainly reflected higher incentives due to sales growth, partially offset by lower Research and Development ("R&D") expenses. SG&A as a percentage of sales decreased to 29.8% during fiscal 2025 as compared to 30.3% during fiscal 2024.

SG&A increased 1.4% during fiscal 2024 to $59.5 million from $58.7 million during fiscal 2023. This increase in SG&A from fiscal 2023 was mainly due to higher R&D expenses, partially offset by lower incentives due to financial performance. SG&A as a percentage of sales increased to 30.3% during fiscal 2024 as compared to 22.4% during fiscal 2023.

Loss on Disposal of Healthcare Assets and Other Charges

A substantial portion of Healthcare assets were sold to DirectMed on January 24, 2025 that resulted in a total loss of $5.1 million for fiscal 2025. The loss on assets sold to DirectMed totaled $3.2 million and the Company recorded an impairment charge of $1.9 million for inventories, net and property, plant and equipment, net. In future periods, Healthcare financial results will no longer be a standalone segment and will be consolidated into the PMT segment. Refer to Note 11, Disposal of Healthcare Assets and Related Charges, in Part II, Item 8 for more details.

Other Income/Expense

Other income was $0.9 million during fiscal 2025, compared to other expense of $0.2 million during fiscal 2024. Fiscal 2025 had $0.4 million of investment income compared to $0.3 million in fiscal 2024. Our foreign exchange gains and losses are primarily due to the translation of U.S. dollars held in non-U.S. entities. The foreign exchange gain reported for fiscal 2025 totaled $0.5 million compared to a loss of $0.4 million for fiscal 2024. We currently do not utilize derivative instruments to manage our exposure to foreign currency.

Income Tax (Benefit) Provision

Our income tax (benefit) provision during fiscal 2025, fiscal 2024 and fiscal 2023 was ($0.4) million, $0.1 million and $2.7 million, respectively. The effective income tax rates during fiscal 2025, fiscal 2024 and fiscal 2023 were 25.4%, 61.4% and 10.8%, respectively. The difference between the effective income tax rates as compared to the U.S. federal statutory rate of 21.0% during fiscal 2025, fiscal 2024 and fiscal 2023 reflects changes in the geographical distribution of income (loss) and the impact of valuation allowance changes related to the realizability of our U.S. state net operating loss deferred tax assets.

Net deferred tax assets related to domestic state net operating loss ("NOL") carryforwards amounted to approximately $1.9 million as of May 31, 2025 and $1.8 million as of June 1, 2024. Net deferred tax assets related to foreign NOL carryforwards were $0.1 million as of both May 31, 2025 and June 1, 2024 with various or indefinite expiration dates. During fiscal 2025, we increased the valuation allowance on the state net operating losses by $0.6 million resulting in a total valuation allowance against state net operating losses of $1.7 million.

We have historically determined that undistributed earnings of our foreign subsidiaries, to the extent of cash available, will be repatriated to the U.S. The deferred tax liabilities on the outside basis difference is now primarily withholding tax on future dividend distributions. There was no deferred tax liability related to undistributed earnings of our foreign subsidiaries in fiscal 2025 and less than $0.1 million in fiscal 2024.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to support a more likely than not assertion that its deferred tax assets will be realized. A significant component of objective evidence evaluated was the cumulative income or loss incurred in each jurisdiction over the three-year period ended May 31, 2025. We considered other positive evidence in determining the need for a valuation allowance in the U.S. including the subpart F and GILTI inclusions of our foreign earnings, the changes in our business performance in recent years and the utilization of federal NOLs. The weight of this positive evidence is sufficient to outweigh other negative evidence in evaluating our need for a valuation allowance in the U.S. federal jurisdiction. As a result of the positive evidence outweighing the negative evidence for the year ended May 31, 2025, no additional valuation allowance on the U.S. federal deferred tax items was recorded. As of May 31, 2025, we recorded an additional $0.6 million valuation allowance on state NOLs as there was more negative evidence which limited the Company’s ability to utilize the state NOLs, including the anticipated expiration of some state NOLs prior to utilization and legislation restrictions for some states.

As of May 31, 2025, a valuation allowance of $2.8 million was recorded, representing the portion of the deferred tax asset that management does not believe is more likely than not to be realized. The valuation allowance as of June 1, 2024 was $2.1 million. The valuation allowance relates to state NOLs ($1.7 million) and deferred tax assets in foreign jurisdictions where historical taxable losses have been incurred ($1.1 million). The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth.

Income taxes paid/(refunded), including foreign estimated tax payments, were $1.8 million, less than $0.1 million and $4.8 million, during fiscal 2025, fiscal 2024 and fiscal 2023, respectively.

In the normal course of business, we are subject to examination by taxing authorities throughout the world. Years prior to fiscal 2015 are closed for examination under the statute of limitation for U.S. federal and U.S. state. In The Netherlands, years prior to fiscal 2020 are closed for examination. We are under examination in Germany for fiscal years 2019 to 2022. During the third quarter of fiscal 2025, we received a notice from the State of Illinois for an income tax audit covering the period from June 2021 to May 2023. The Company has provided all the documentation requested and is waiting to hear from the State of Illinois office for further action. We have no other current open audits in the U.S.

The Company recorded $0.3 million related to uncertain tax positions as of May 31, 2025 as compared to $0.1 million as of June 1, 2024. We record interest related to uncertain tax positions in the income tax expense line item within the Consolidated Statements of Comprehensive Income. Accrued interest was included within the related tax liability line in the Consolidated Balance Sheets. We have recorded a liability of less than $0.1 million for interest as of May 31, 2025.

Subsequent to year end, on July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. Key income tax-related provisions of the OBBBA relevant to the Company include the removal of mandatory capitalization of domestic research and development expenditures, permanent extension of bonus depreciation and revisions to international tax regimes. The Company is evaluating the financial implications of the OBBBA and will begin reflecting its effects in its first quarter of fiscal 2026. The Company estimates that the legislation will not have a material impact on its effective income tax rate in future periods relative to prior periods.

Liquidity, Financial Position and Capital Resources

Our operations and cash needs have been primarily financed through income from operations and cash on hand.

Cash and cash equivalents were $35.9 million at May 31, 2025. Cash and cash equivalents by geographic area at May 31, 2025 consisted of $19.5 million in North America, $7.7 million in Europe, $0.9 million in Latin America and $7.8 million in Asia/Pacific. The January 24, 2025 sale of certain Healthcare assets to DirectMed generated $8.0 million of cash, which we expect to use to support opportunities in our Green Energy Solutions business. No cash was repatriated to the United Stated in fiscal 2025. Although the Tax Cuts and Jobs Act generally eliminated federal income tax on future cash repatriation to the United States, cash repatriation may be subject to state and local taxes, withholding or similar taxes. See Note 9, Income Taxes, from the notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further information.

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

On March 20, 2023, the Company established a senior, secured revolving credit facility agreement with a three-year term in an aggregate principal amount not to exceed $30 million, including a swingline loan and a letter of credit sub-facility (collectively, the "Revolving Credit Facility") with PNC Bank N. A. This Credit Agreement was amended by the First Amendment to the Credit Agreement dated April 9, 2025. The Revolving Credit Facility is guaranteed by the Company's domestic subsidiaries. Proceeds of the borrowings under the Revolving Credit Facility, if any, are expected to be used for working capital and general corporate purposes of the Company and its subsidiaries. The Company utilized $1.0 million of the credit line and repaid that $1.0 million during fiscal 2025. As of the end of fiscal 2025 and through the report release date, no amounts were outstanding under the Revolving Credit Facility.

Cash Flows from Operating Activities

Cash flow from operating activities primarily resulted from our net income (loss) adjusted for non-cash items and changes in our operating assets and liabilities.

Operating activities provided $10.6 million of cash during fiscal 2025. We had $1.1 million net loss, a $5.1 million loss on the disposal of Healthcare assets, a $1.0 million unrealized foreign exchange gain and a $3.3 million increase in deferred income tax assets during fiscal 2025. Other cash provided during fiscal 2025 included non-cash share-based compensation expense of $1.5 million associated with the issuance of stock option awards and restricted stock awards, $0.6 million of inventory provisions and $4.0 million from depreciation and amortization expense associated with our property and equipment as well as amortization of our intangible assets. Changes in our operating assets and liabilities provided cash of $4.8 million during fiscal 2025, mainly due to a decrease in receivables of $0.1 million, a decrease in inventories of $0.2 million and a $4.3 million net increase in accounts payable and accrued liabilities The increase in accounts payable and accrued liabilities was due to higher year-end accruals and timing.

Operating activities provided $6.5 million of cash during fiscal 2024. We had net income of $0.1 million during fiscal 2024, which included non-cash share-based compensation expense of $1.3 million associated with the issuance of stock option awards and restricted stock awards, $0.6 million of inventory provisions and depreciation and amortization expense of $4.3 million associated with our property and equipment as well as amortization of our intangible assets, and a $1.0 million increase in deferred income taxes. Changes in our operating assets and liabilities provided cash of $1.2 million during fiscal 2024, mainly due to a decrease in receivables of $5.3 million, a decrease in accounts payable and accrued liabilities of $4.7 million and a decrease in prepaid expenses of $0.3 million. The majority of the decrease in receivables reflected lower sales revenue compared to the prior year fourth quarter. The decrease in accounts payable and accrued liabilities was due to lower year-end accruals and timing.

Cash Flows from Investing Activities

Cash flow from investing activities consisted primarily of proceeds from the disposal of Healthcare assets and capital expenditures.

Cash provided by investing activities of $4.0 million during fiscal 2025 was due to $6.8 million from the proceeds from the sale of Healthcare assets partially offset by $2.8 million of capital expenditures. The capital expenditures were primarily related to our LaFox manufacturing business and facility improvements and IT systems.

Cash used by investing activities during fiscal 2024 was due to the $4.0 million of capital expenditures. Those capital expenditures were primarily related to our LaFox manufacturing business and facility renovation and IT systems.

Our purchases and proceeds from investments consisted of time deposits and CDs. Purchasing of future investments may vary from period to period due to interest and foreign currency exchange rates.

Cash Flows from Financing Activities

Cash flow from financing activities primarily consists of cash dividends paid.

Cash used in financing activities of $3.2 million during fiscal 2025 resulted primarily from the $3.4 million used to pay dividends to stockholders with a $0.3 million offset for the proceeds from stock option exercises.

Cash used in financing activities of $2.9 million during fiscal 2024 resulted primarily from the $3.4 million used to pay dividends to stockholders with a $0.6 million offset for the proceeds from stock option exercises.

All future payments of dividends are at the discretion of the Board of Directors. Dividend payments will depend on earnings, capital requirements, operating conditions and such other factors that the Board may deem relevant.

Contractual Obligations

Contractual obligations are presented in the table below as of May 31, 2025 (in thousands):

	Less than 1 year	1 - 3 years	Less Interest	Total
Lease obligations (1)	$1,258	$1,145	$(127)	$2,276
(1)
Lease obligations are related to certain warehouse and office facilities under non-cancelable operating leases.

Critical Accounting Estimates

The preparation of financial statements in conformity with United States Generally Accepted Accounting Principles (“US GAAP”) and pursuant to the rules and regulations of the SEC, we make assumptions, judgments and estimates that affect the reported amounts of assets, liabilities, revenue and expenses and the related disclosures of contingent assets and liabilities. Our assumptions, judgments and estimates are based on historical experience and various other factors deemed relevant. Actual results could be materially different from those estimates under different assumptions or conditions. We evaluate our assumptions, judgments and estimates on a regular basis. We also discuss our critical accounting estimates with the Audit Committee of the Board of Directors.

We believe the assumptions, judgments and estimates involved for the following have the greatest potential impact on our consolidated financial statements:

•
Inventories, net
•
Income Taxes

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

New Accounting Pronouncements

A summary of the New Accounting Pronouncements is provided in Note 4, Significant Accounting Policies and Disclosures, of the notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

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

Foreign Currency Exposure

Even though we consider foreign currency exchange rates at the time an order is taken, our financial statements, denominated in a non-U.S. functional currency, are subject to foreign exchange rate fluctuations.

Our foreign denominated assets and liabilities are cash and cash equivalents, accounts receivable, inventory, accounts payable and intercompany receivables and payables, as we conduct business in countries of the European Union, Asia/Pacific and, to a lesser extent, Canada and Latin America. We manage foreign exchange exposures by using currency clauses in certain sales contracts. We have not used any derivative instruments nor entered any forward contracts in fiscal 2025, fiscal 2024 or fiscal 2023.

Had the U.S. dollar changed unfavorably 10% against various foreign currencies, foreign denominated net sales would have been lower by an estimated $11.3 million during fiscal 2025, an estimated $10.8 million during fiscal 2024 and an estimated $12.2 million during fiscal 2023. Total assets would have declined by an estimated $5.4 million as of the fiscal year ended May 31, 2025 and an estimated $4.6 million as of the fiscal year ended June 1, 2024, while the total liabilities would have decreased by an estimated $1.4 million as of the fiscal year ended May 31, 2025 and an estimated $1.2 million as of the fiscal year ended June 1, 2024.

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

Board of Directors and Stockholders

Richardson Electronics, Ltd.

LaFox, Illinois

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Richardson Electronics, Ltd. (the “Company”) as of May 31, 2025 and June 1, 2024, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended May 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at May 31, 2025 and June 1, 2024, and the results of its operations and its cash flows for each of the three fiscal years in the period ended May 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of May 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated August 4, 2025 expressed an unqualified opinion thereon.

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

Estimation of Obsolete or Slow-moving Inventory Reserve - Power and Microwave Technologies ("PMT") Reportable Segment

As described in Note 4 to the consolidated financial statements, the consolidated inventory balance as of
May 31, 2025, was $102.8 million, net of $7.6 million in reserves. Provisions for obsolete or slow-moving inventories are based upon regular analysis of stock rotation privileges, obsolescence, the exiting of certain markets and assumptions about future demand and market conditions. A number of products in the PMT reportable segment represent trailing edge technology the Company often buys products ahead of supplier price increases and extended lead times which can create higher levels of inventory. As technologies evolve and customers replace their equipment, PMT inventory on hand may become obsolete.

We have identified the Company's estimation of obsolete or slow-moving inventory reserve for the PMT reportable segment as a critical audit matter due to the significant judgments required by management in estimating any obsolete or slow-moving inventory reserve needed for certain inventory items. The Company’s estimation of its obsolete or slow-moving inventory reserve, performed on an item-by-item basis, requires inputs from operations personnel and assessing current market conditions and future industry trends, which can be difficult to predict given evolving technologies and the declining market for certain products. Auditing this matter involved especially challenging auditor judgment due to the nature and extent of audit effort needed to evaluate the reasonableness of management’s estimate of future demands.

The primary procedures we performed to address this critical audit matter included:

•
Testing the design, implementation, and operating effectiveness of controls over the development of the Company’s estimation of the obsolete or slow-moving inventory reserve.
•
Assessing the reasonableness of management's estimate of future demand by selecting a sample and (i) inquiring of operations personnel as to their assessment of the viability of aged and slow-moving inventory, (ii) evaluating historical customer ordering trends and current uses, and (iii) when applicable evaluating stock rotation privileges.
•
Evaluating the reasonableness of management’s estimates by comparing the prior period inventory on hand for certain products to current period sales, write-offs, and inventory consumption.

/s/ BDO USA, P.C.

We have served as the Company's auditor since 2015.

Chicago, Illinois

August 4, 2025

Richardson Electronics, Ltd.

Consolidated Balance Sheets

(in thousands, except per share amounts)

	May 31, 2025	June 1, 2024
Assets
Current assets:
Cash and cash equivalents	$35,901	$24,263
Accounts receivable, less allowance for credit losses of $250 and $323, respectively	24,117	24,845
Inventories, net	102,799	110,149
Prepaid expenses and other assets	3,070	2,397
Total current assets	165,887	161,654
Non-current assets:
Property, plant and equipment, net	18,355	20,681
Intangible assets, net	345	1,641
Right of use lease assets	2,276	2,760
Deferred income taxes	8,744	5,500
Other non-current assets	228	209
Total non-current assets	29,948	30,791
Total assets	$195,835	$192,445
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$21,339	$15,458
Accrued liabilities	14,276	15,404
Lease liabilities current	1,171	1,169
Total current liabilities	36,786	32,031
Non-current liabilities:
Deferred income tax liabilities	81	90
Lease liabilities non-current	1,105	1,591
Other non-current liabilities	1,204	781
Total non-current liabilities	2,390	2,462
Total liabilities	39,176	34,493
Commitments and contingencies (Note 4)
Stockholders’ Equity
Common stock, $0.05 par value; 12,362 and 12,254 shares issued and outstanding on May 31, 2025 and June 1, 2024, respectively	618	613
Class B common stock, convertible, $0.05 par value; 2,049 shares issued and outstanding on May 31, 2025 and June 1, 2024	102	102
Additional paid-in-capital	74,445	72,744
Retained earnings	79,340	83,729
Accumulated other comprehensive income	2,154	764
Total stockholders’ equity	156,659	157,952
Total liabilities and stockholders’ equity	$195,835	$192,445

Refer to accompanying Notes to Consolidated Financial Statements.

Richardson Electronics, Ltd.

Consolidated Statements of Comprehensive Income

(in thousands, except per share amounts)

	Fiscal Year Ended
	May 31, 2025	June 1, 2024	May 27, 2023
Net sales	$208,909	$196,460	$262,658
Cost of sales	144,109	136,494	178,969
Gross profit	64,800	59,966	83,689
Selling, general and administrative expenses	62,173	59,548	58,713
Loss (gain) on disposal of property, plant and equipment	16	70	(7)
Loss on disposal of healthcare assets and other charges	5,074	—	—
Operating (loss) income	(2,463)	348	24,983
Other (income) expense:
Interest income	(392)	(284)	(295)
Foreign exchange	(496)	436	278
Other, net	(44)	39	(30)
Total other (income) expense	(932)	191	(47)
(Loss) income before income taxes	(1,531)	157	25,030
Income tax (benefit) provision	(388)	96	2,697
Net (loss) income	(1,143)	61	22,333
Foreign currency translation gain (loss), net of tax	1,390	149	(185)
Comprehensive income	$247	$210	$22,148

Net (loss) income per share:
Common stock - Basic	$(0.08)	$0.00	$1.62
Class B common stock - Basic	(0.07)	0.00	1.46
Common stock - Diluted	(0.08)	0.00	1.55
Class B common stock - Diluted	(0.07)	0.00	1.40

Weighted average number of shares:
Common stock - Basic	12,298	12,214	11,943
Class B common stock - Basic	2,049	2,051	2,052
Common stock - Diluted	12,298	12,464	12,542
Class B common stock - Diluted	2,049	2,051	2,052

Refer to accompanying Notes to Consolidated Financial Statements.

Richardson Electronics, Ltd.

Consolidated Statements of Cash Flows

(in thousands)

	Fiscal Year Ended
	May 31, 2025	June 1, 2024	May 27, 2023
Operating activities:
Net (loss) income	$(1,143)	$61	$22,333
Adjustments to reconcile net (loss) income to cash provided by (used in) operating activities:
Unrealized foreign currency gain	(1,002)	(304)	(406)
Depreciation and amortization	4,002	4,307	3,671
Inventory provisions	550	606	466
Share-based compensation expense	1,545	1,326	936
Loss (gain) on disposal of property, plant and equipment	16	70	(7)
Deferred income taxes	(3,257)	(1,004)	(138)
Loss on disposal of Healthcare assets and other charges	5,074	—	—
Change in assets and liabilities:
Accounts receivable	130	5,297	(363)
Inventories	206	66	(30,452)
Prepaid expenses and other assets	(180)	250	(519)
Accounts payable	5,525	(8,124)	(439)
Accrued liabilities	(1,240)	3,396	(4,006)
Other	326	577	725
Net cash provided by (used in) operating activities	10,552	6,524	(8,199)
Investing activities:
Capital expenditures	(2,811)	(4,041)	(7,378)
Proceeds from disposal of healthcare assets	6,827	—	—
Proceeds from the sale of property, plant and equipment	7	—	194
Proceeds from maturity of investments	—	—	5,000
Net cash provided by (used in) investing activities	4,023	(4,041)	(2,184)
Financing activities:
Proceeds from issuance of common stock	320	591	3,778
Cash dividends paid on common and Class B common stock	(3,407)	(3,376)	(3,320)
Proceeds from revolving credit facility	1,000	3,744	—
Repayment of revolving credit facility	(1,000)	(3,744)	—
Other	(159)	(120)	(69)
Net cash (used in) provided by financing activities	(3,246)	(2,905)	389
Effect of exchange rate changes on cash and cash equivalents	309	(296)	(520)
Increase (decrease) in cash and cash equivalents	11,638	(718)	(10,514)
Cash and cash equivalents at beginning of period	24,263	24,981	35,495
Cash and cash equivalents at end of period	$35,901	$24,263	$24,981

Supplemental Disclosure of Cash Flow Information:
Cash paid during the fiscal year:
Income taxes, net of refunds	$1,821	$—	$4,807
Non-cash activities:
Accruals for construction in progress	$—	$267	$—
Right of use assets obtained in exchange for lease liabilities	730	1,518	695

Refer to accompanying Notes to Consolidated Financial Statements.

Richardson Electronics, Ltd.

Consolidated Statements of Stockholders’ Equity

(in thousands, except per share amounts)

	Common	Class B Common	Par Value	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance May 28, 2022	11,649	2,053	$685	$66,331	$68,031	$800	$135,847
Comprehensive income
Net income	—	—	—	—	22,333	—	22,333
Foreign currency translation, net of tax	—	—	—	—	—	(185)	(185)
Share-based compensation:
Restricted stock	—	—	—	542	—	—	542
Stock options	—	—	—	394	—	—	394
Common stock:
Options exercised	441	—	23	3,755	—	—	3,778
Restricted stock issuance	49	—	2	(71)	—	—	(69)
Class B converted to common	1	(1)	—	—	—	—	—
Dividends paid to:
Common ($0.24 per share)	—	—	—	—	(2,877)	—	(2,877)
Class B ($0.22 per share)	—	—	—	—	(443)	—	(443)
Balance May 27, 2023	12,140	2,052	$710	$70,951	$87,044	$615	$159,320
Comprehensive income
Net income	—	—	—	—	61	—	61
Foreign currency translation, net of tax	—	—	—	—	—	149	149
Share-based compensation:
Restricted stock	—	—	—	685	—	—	685
Stock options	—	—	—	641	—	—	641
Common stock:
Options exercised	74	—	3	588	—	—	591
Restricted stock issuance	37	—	2	(121)	—	—	(119)
Class B converted to common	3	(3)	—	—	—	—	—
Dividends paid to:
Common ($0.24 per share)	—	—	—	—	(2,933)	—	(2,933)
Class B ($0.22 per share)	—	—	—	—	(443)	—	(443)
Balance June 1, 2024	12,254	2,049	$715	$72,744	$83,729	$764	$157,952
Comprehensive income
Net loss	—	—	—	—	(1,143)	—	(1,143)
Foreign currency translation, net of tax	—	—	—	—	161	1,390	1,551
Share-based compensation:
Restricted stock	—	—	—	958	—	—	958
Stock options	—	—	—	587	—	—	587
Common stock:
Options exercised	48	—	2	318	—	—	320
Restricted stock issuance	60	—	3	(162)	—	—	(159)
Dividends paid to:
Common ($0.24 per share)	—	—	—	—	(2,964)	—	(2,964)
Class B ($0.22 per share)	—	—	—	—	(443)	—	(443)
Balance May 31, 2025	12,362	2,049	$720	$74,445	$79,340	$2,154	$156,659

Refer to accompanying Notes to Consolidated Financial Statements.

Richardson Electronics, Ltd.

Notes to Consolidated Financial Statements

1.
DESCRIPTION OF THE COMPANY

Richardson Electronics, Ltd. (the "Company," "we," "our") is a global manufacturer of engineered solutions, green energy products, power grid and microwave tubes, and related consumables; power conversion and RF and microwave components including green energy solutions; tubes for diagnostic imaging equipment; and customized display solutions. We have manufacturing at our facilities located in LaFox, Illinois, Marlborough, Massachusetts, and Donaueschingen, Germany.

We serve customers in alternative energy, healthcare, aviation, broadcast, communications, industrial, marine, medical, military, scientific, and semiconductor markets. The Company’s strategy is to provide specialized technical expertise and “engineered solutions” based on our core engineering and manufacturing capabilities. The Company products and services include design-in support, systems integration, prototype design and manufacturing, testing, logistics, and aftermarket technical service and repair. Our products include electron tubes and related components, microwave generators, subsystems used in semiconductor manufacturing and visual technology solutions. These products are used to control, switch or amplify electrical power signals, or are used as display devices in a variety of industrial, commercial, medical and communication applications.

On January 24, 2025, the Company sold a substantial portion of the assets of its Healthcare business to DirectMed Imaging, LLC (“DirectMed”), a Delaware limited liability company, and entered into an exclusive 10-year global supply agreement in which Richardson will supply DirectMed with repaired Siemens CT X-ray tubes. Additionally, the Company will continue manufacturing a limited quantity of ALTA CT X-ray tubes exclusively for DirectMed. A description of this transaction, which resulted in a total loss of $5.1 million being recorded for the fiscal year ended May 31, 2025, is provided in Note 11, Disposal of Healthcare Assets and Other Charges.

Accordingly, the Company reports its financial performance for the following four business segments: Power and Microwave Technologies ("PMT"), Green Energy Solutions ("GES"), Canvys and Healthcare. A description of the Company's business segments is provided in Note 12, Segment and Geographic Information.

We currently operate within the following major geographic regions: North America, Asia/Pacific, Europe and Latin America.

2.
BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles ("U.S. GAAP") for all fiscal years presented. The consolidated financial statements include our wholly owned subsidiaries. All intercompany transactions and account balances have been eliminated in consolidation.

Our fiscal year 2025 began on June 2, 2024 and ended on May 31, 2025, our fiscal year 2024 began on May 28, 2023 and ended on June 1, 2024 and our fiscal year 2023 began on May 29, 2022 and ended on May 27, 2023. Unless otherwise noted, all references to a particular year in this document shall mean the fiscal year for such period.

3.
RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the current period reporting classifications. The reclassifications were related to the unrealized foreign exchange gain (loss) on the Consolidated Statements of Cash Flows.

4.
SIGNIFICANT ACCOUNTING POLICIES AND DISCLOSURES

Use of Estimates: The preparation of financial statements in conformity with US GAAP requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management continuously evaluates its estimates which includes the allowance for credit losses, revenue recognition, inventory obsolescence, loss contingencies and income taxes. Management bases the estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances, however, actual results could differ from those estimates.

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

Cash and Cash Equivalents: We consider short-term, highly liquid investments that are readily convertible to known amounts of cash, and so near their maturity that they present insignificant risk of changes in value because of changes in interest rates, and that have a maturity of three months or less, when purchased, to be cash equivalents. The carrying amounts reported in the Consolidated Balance Sheets for cash and cash equivalents approximate the fair market value of these assets.

Accounts Receivable and Allowance for Credit Losses: Trade accounts receivable represent amounts billed to customers and not yet collected. Trade accounts receivable is recorded at the invoiced amount, which approximates net recoverable value, and generally do not bear interest. The Company's accounts receivable, net balance was $24.1 million, $24.8 million and $30.1 million as of May 31, 2025, June 1, 2024 and May 27, 2023, respectively. Our allowance for credit losses includes estimated losses that result from uncollectible receivables. The estimates are influenced by the following: continuing credit evaluation of customers’ financial conditions; aging of receivables, individually and in the aggregate; a large number of customers which are widely dispersed across geographic areas; and collectability and delinquency history by geographic area. Significant changes in one or more of these considerations may require adjustments affecting net (loss) income and net carrying value of accounts receivable. The allowance for credit losses was approximately $0.3 million as of May 31, 2025, and $0.3 million as of June 1, 2024.

Inventories, net: Our consolidated inventories are stated at the lower of cost and net realizable value, generally using a weighted-average cost method. Our net inventories include approximately $86.4 million of finished goods, $11.5 million of raw materials and $4.9 million of work-in-progress as of May 31, 2025 as compared to approximately $93.9 million of finished goods, $12.2 million of raw materials and $4.0 million of work-in-progress as of June 1, 2024.

Provisions for obsolete or slow-moving inventories are recorded based upon regular analysis of stock rotation privileges, obsolescence, exiting certain markets and assumptions about future demand and market conditions. If future demand changes in the industry or market conditions differ from management’s estimates, additional provisions may be necessary. The inventory reserve as of May 31, 2025 was $7.6 million compared to $6.0 million as of June 1, 2024. The $1.4 million write-down pursuant to the inventory retained following the disposal of certain Healthcare assets is reflected in the $7.6 million reserve balance as May 31, 2025.

We recorded provisions to our inventory reserves of $0.6 million, $0.6 million and $0.5 million during fiscal 2025, fiscal 2024 and fiscal 2023, respectively, which were included in cost of sales. The provisions were primarily for obsolete and slow-moving parts. The parts were written down to estimated realizable value.

Property, Plant and Equipment: Property, plant and equipment are stated at cost, net of accumulated depreciation. Improvements and replacements are capitalized while expenditures for maintenance and repairs are charged to expense as incurred. Provisions for depreciation are computed using the straight-line method over the estimated useful life of the asset. Depreciation is classified as a selling, general and administrative ("SG&A"') expense in the Consolidated Statements of Comprehensive Income. The depreciation expense was approximately $3.8 million, $4.0 million and $3.4 million during fiscal 2025, fiscal 2024 and fiscal 2023, respectively.

Property, plant and equipment consist of the following (in thousands):

	May 31, 2025	June 1, 2024
Land and improvements	$1,532	$1,532
Buildings and improvements	28,518	27,885
Computer, communications equipment and software	8,895	11,900
Machinery and other equipment	14,736	19,253
Construction in progress	2,799	2,216
	$56,480	$62,786
Accumulated depreciation	(38,125)	(42,105)
Property, plant, and equipment, net	$18,355	$20,681

Construction in progress on May 31, 2025, included $1.6 million for IT systems, $0.8 million for manufacturing facilities and $0.4 million for other facilities.

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

Our intangible assets represent the fair value for customer relationships and technology acquired in connection with our acquisitions. Intangible assets subject to amortization were as follows (in thousands):

	May 31, 2025	June 1, 2024
Gross Amounts:
Customer Relationships	$911	$3,396
Technology	150	380
Total Gross Amounts	$1,061	$3,776

Accumulated Amortization:
Customer Relationships	$652	$1,886
Technology	64	249
Total Accumulated Amortization	$716	$2,135

Net Intangible Assets	$345	$1,641

As disclosed in Note 11, Disposal of Healthcare Assets and Other Charges, the Company sold certain assets related to Healthcare including intangible assets with a carrying value of $1.1 million.

The amortization expense associated with the intangible assets subject to amortization for the next five years is presented in the following table (in thousands):

Fiscal Year	Amortization Expense
2026	$60
2027	60
2028	60
2029	59
2030	37
Thereafter	69
Total amortization expense	$345

The amortization expense associated with the intangible assets, which is classified as SG&A on the Consolidated Statements of Comprehensive Income, totaled approximately $0.2 million during fiscal 2025, $0.3 million during fiscal 2024 and $0.3 million during fiscal 2023, respectively.

Right of Use Lease Assets: We determine if an arrangement is a lease at inception in accordance with Accounting Standards Codification ("ASC") Topic 842, Leases. The lease term begins on the commencement date, which is the date we take possession of the leases, and may include options to extend or terminate the lease when it is reasonably certain that the option will be exercised. The lease term is used to determine lease classification as an operating or finance lease and is used to calculate straight-line expense for operating leases.

Right of use (“ROU”) assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make payments arising from the lease. As a practical expedient, lease agreements with lease and non-lease components are accounted for as a single lease component for all asset classes, which are comprised of real estate leases. ROU assets and lease liabilities are recognized at the commencement date based upon the present value of lease payments over the lease term. ROU assets also include prepaid lease payments and exclude lease incentives received. We estimate contingent lease incentives when it is probable that we are entitled to the incentive at lease commencement. Since our leases do not typically provide an implicit rate, we use our incremental borrowing rate based upon the information available at commencement date of each lease. The determination of the incremental borrowing rate requires judgment. We determine the incremental borrowing rate using our secure borrowing rate. We elected the short-term lease recognition exemption for all leases that qualify. Therefore, leases with an initial term of twelve months or less are not recorded on the Consolidated Balance Sheets; instead, lease payments are recognized as lease expenses on a straight-line basis over the lease term. See Note 8, Leases, for additional details.

Operating lease assets and liabilities are recognized for leases with lease terms greater than 12 months based on the present value of the future lease payments over the lease at the commencement date. Operating lease expense is recognized on a straight-line basis over the lease term.

Long-lived assets: We review property, plant and equipment, definite-lived intangible assets and other long-lived assets for impairment whenever adverse events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable.

If adverse events do occur, our impairment review is based on an undiscounted cash flow analysis at the lowest level at which cash flows of the long-lived assets are largely independent of other groups of our assets and liabilities. This analysis requires management judgment with respect to changes in technology, the continued success of product lines and future volume, revenue and expense growth rates. We conduct annual reviews of idle and underutilized equipment and review business plans for possible impairment. Impairment occurs when the carrying value of the assets exceeds the future undiscounted cash flows expected to be earned by the use of the asset or asset group. When impairment is indicated, the estimated future cash flows are then discounted to determine the estimated fair value of the asset or asset group, and an impairment charge is recorded when the carrying value exceeds the estimated fair value. Following the guidance of ASC 350, Intangibles - Goodwill and Other and ASC 360, Property, Plant and Equipment, our analysis supports the values of property, plant and equipment and intangible assets exceed the carrying value. Except for the Healthcare disposal as discussed in Note 11, no impairment was recognized for fiscal 2025, fiscal 2024 and fiscal 2023.

Additionally, we also evaluate the remaining useful life of each reporting period to determine whether events and circumstances warrant a revision to the remaining period of depreciation or amortization. If the estimate of a long-lived asset’s remaining useful life is changed, the remaining carrying amount of the asset is amortized prospectively over that revised remaining useful life.

Accrued Liabilities: Accrued liabilities consist of the following (in thousands):

	May 31, 2025	June 1, 2024
Compensation and payroll taxes	$4,303	$3,495
Accrued severance	593	506
Professional fees	522	487
Contract liabilities	4,545	4,520
Other accrued expenses	4,313	6,396
Accrued Liabilities	$14,276	$15,404

Income Taxes: We recognize deferred tax assets and liabilities based on the differences between financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and determine the need for a valuation allowance based on a number of factors, including both positive and negative evidence. These factors include historical taxable income or loss, projected future taxable income or loss, the expected timing of the reversals of existing temporary differences and the implementation of tax planning strategies. We record a reserve for uncertain tax positions whenever appropriate. We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefit is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. We recognize interest and penalties related to income tax matters in income tax expense line item within the Consolidated Statements of Comprehensive Income. In circumstances where we, or any of our affiliates, have incurred three years of cumulative losses which constitute significant negative evidence, positive evidence of equal or greater significance is needed to overcome the negative evidence before a tax benefit is recognized for deductible temporary differences and loss carryforwards.

Warranties: We offer assurance-type warranties for the limited number of specific products we manufacture.

We estimate the cost to perform under the warranty obligation and recognize this estimated cost at the time of the related product sale. We record expenses related to our warranty obligations as cost of sales in our Consolidated Statements of Comprehensive Income. Each quarter, we assess the actual warranty costs incurred on a product-by-product basis and compare the warranty costs to our estimated warranty obligation. With respect to new products, estimates are based generally on knowledge of the products and warranty experience.

Warranty reserves are established for costs that are expected to be incurred after the sale and delivery of products under warranty. Warranty reserves are included in accrued liabilities on our Consolidated Balance Sheets. The warranty reserves are determined based on known product failures, historical experience and other available evidence.

Changes in the warranty reserve during fiscal 2025 and fiscal 2024 were as follows (in thousands):

Warranty Reserve
Balance at May 27, 2023	$725
Accruals for products sold	2
Utilization	(42)
Balance at June 1, 2024	$685
Accruals for products sold	202
Utilization	(53)
Balance at May 31, 2025	$834

Other Non-Current Liabilities: Other non-current liabilities of $1.2 million at May 31, 2025 and $0.8 million at June 1, 2024, primarily represent employee-benefits obligations in various non-U.S. locations.

Common and Class B Common Stock: We have authorized 17,000,000 shares of common stock and 3,000,000 shares of Class B common stock. The Class B common stock has 10 votes per share and has transferability restrictions; however, Class B common stock may be converted into common stock on a share-for-share basis at any time. With respect to dividends and distributions, shares of common stock and Class B common stock rank equally and have the same rights, except that Class B common stock cash dividends are limited to 90% of the amount of Class A common stock cash dividends.

Revenue Recognition: We sell our products to customers in diversified industries and perform periodic credit evaluations of our customers’ financial condition. Terms are generally open account, payable net 30 days in North America, and vary throughout Asia/Pacific, Europe and Latin America. Estimates of credit losses are recorded in the financial statements based on monthly reviews of outstanding accounts.

Our customers are generally not resellers, but rather businesses that incorporate our products into their processes from which they generate an economic benefit. The goods are also distinct in that each item sold to the customer is clearly identified on both the purchase order and resulting invoice. Each product we sell benefits the customer independently of the other products. Each item on each purchase order from the customer can be used by the customer unrelated to any other products we provide to the customer. We derive revenue from the sale of products. Generally, the performance obligation under contracts are satisfied when there is a transfer of control of the products to our customer, which is primarily upon shipment or, in certain instances, upon the delivery of the products to the named customer location.

We also generate revenue from repair, installation or training activities. The services we provide are relatively short in duration and are typically completed in one or two weeks. Therefore, at each reporting date, the amount of unbilled work is insignificant. The services revenue has consistently accounted for less than 5% of the Company’s total revenues and is expected to continue at that level.

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

Principal versus agent guidance was considered for products that are provided by our suppliers versus manufactured by the Company. The Company acts as the principal as we are responsible for satisfying the performance obligation. We have primary responsibility for fulfilling the contract, we have inventory risk prior to delivery to our customer, we establish prices, our consideration is not in the form of a commission and we bear the credit risk. The Company recognizes revenue in the gross amount of consideration.

Contracts with customers

A revenue contract exists once a customer purchase order is received, reviewed and accepted. Each accepted purchase order identifies a distinct good or service as a performance obligation. The goods include standard products purchased from a supplier and stocked on our shelves, customized products purchased from a supplier, products that are customized or have value added to them in house prior to shipping to the customer and manufactured products. Prior to accepting a customer purchase order, we review the credit worthiness of the customer. Purchase orders are deemed to meet the collectability criterion once the customer’s credit is approved. The Company receives advance payments or deposits from our customers before revenue is recognized resulting in contract liabilities. Contract liabilities are included in accrued liabilities in the Consolidated Balance Sheets.

On occasion, the Company enters bill-and-hold arrangements. Each bill-and-hold arrangement is reviewed and revenue is recognized only when the control has transferred to our customer and certain criteria have been met: (i) the reason for the bill-and-hold arrangement is substantive; (ii) the product is segregated from the Company’s other inventory items held for sale; (iii) the product is ready for shipment to the customer; and (iv) the Company does not have the ability to use the product or direct it to another customer. The bill and hold revenue recognized was $4.0 million for fiscal 2025, $2.1 million for fiscal 2024 and $3.1 million for fiscal 2023.

Contract Liabilities: Contract liabilities and revenue recognized were as follows for the years ended May 31, 2025, June 1, 2024 and May 27, 2023 (in thousands):

	May 31, 2025	June 1, 2024	May 27, 2023

Contract liability	$4,545	$4,520	$3,283

Revenue recognition in the period from the amounts included in the contract liability at beginning of the year	4,520	3,283	4,966

The contract liability balance of $4.5 million on May 31, 2025 includes $0.8 million of deferred revenue from the disposal of Healthcare assets, which will be recognized over the next twelve months.

See Note 12, Segment and Geographic Information, for a disaggregation of revenue by reportable segment and geographic region, which represents how our Chief Operating Decision Maker ("CODM") reviews information internally to evaluate our financial performance and to make resource allocation and other decisions for the Company.

Customer Concentration: No single customer represented more than 10 percent of our total accounts receivable balance as of May 31, 2025 and June 1, 2024. No single customer represented more than 10 percent of the consolidated net sales in fiscal 2025 and fiscal 2024. In fiscal 2023, sales to one customer in our PMT segment totaled $31.2 million, which accounted for 12 percent of the Company’s consolidated net sales.

Supplier Concentration: Two of our suppliers each represented more than 10 percent of our total cost of sales in fiscal 2025. Two of our suppliers each represented 11 percent of our total cost of sales in fiscal 2024. The amount owed to both suppliers for fiscal 2025 totaled $3.7 million as of May 31, 2025. The amount owed to both suppliers for fiscal 2024 totaled $3.8 million as of June 1, 2024.

Shipping and Handling Fees and Costs: Shipping and handling costs billed to customers are reported as revenue and the related costs are reported as a component of cost of sales.

Share-Based Compensation: We measure and recognize share-based compensation cost at fair value for all share-based payments, including stock options and restricted stock awards. We estimate fair value of stock options using the Black-Scholes option-pricing model, which requires assumptions such as expected volatility, risk-free interest rate, expected life and dividends. Restricted stock compensation expense is based on the Company’s stock price at the date of the grant and is amortized over the vesting period.

We account for the forfeitures of share-based compensation in the period in which they occur. Compensation cost is recognized using a graded vesting schedule over the applicable vesting period. Share-based compensation expense totaled approximately $1.5 million during fiscal 2025, $1.3 million during fiscal 2024 and $0.9 million during fiscal 2023. The tax benefit for share-based compensation expense totaled approximately $0.4 million during fiscal 2025, $0.3 million during fiscal 2024 and $0.2 million during fiscal 2023.

Foreign Currency Translation: The functional currency is the local currency at all foreign locations, with the exception of Hong Kong, where the functional currency is the U.S. dollar. Balance sheet items for our foreign entities, included in our Consolidated Balance Sheets, are translated into U.S. dollars at end-of-period spot rates. Gains and losses resulting from translation of foreign subsidiary financial statements are credited or charged directly to accumulated other comprehensive income, a component of stockholders’ equity. Revenues and expenses are translated at the current rate on the date of the transaction. Gains and losses resulting from foreign currency transactions are included in income. Foreign exchange gain (loss) reflected in our Consolidated Statements of Comprehensive Income were a $0.5 million gain during fiscal 2025, a $0.4 million loss during fiscal 2024 and a $0.3 million loss during fiscal 2023.

New Accounting Pronouncements - Adopted

In November 2023, Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendment requires disclosures of significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit of loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment's profit or loss and assets. The new guidance also requires that a public entity that has a single reportable segment provides all the disclosures required by the amendments in this update and all existing segment disclosures. The amendments are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted the impact of this ASU effective May 31, 2025 and incorporated the required disclosures within Note 12 to the consolidated financial statements.

New Accounting Pronouncements - Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands the disclosures required in an entity's income tax rate reconciliation table and requires disclosure of income taxes paid in both U.S. and foreign jurisdictions. The amendments are effective for fiscal years beginning after December 15, 2024, with early adoption permitted, to be applied on a prospective basis, with retrospective application permitted. The Company is currently evaluating the potential impact of adopting this new guidance on its consolidated financial statements and disclosures.

In November 2024, the FASB issued ASU 2024-03 Income Statement (Topic 220): Reporting Comprehensive Income - Expense Disaggregation Disclosures, which requires an entity to disclose on an annual and interim basis, disaggregated information about specific income statement expense categories. The guidance should be applied prospectively with the option to apply the standard retrospectively. The standard becomes effective for the annual period starting on January 1, 2027 and interim periods starting on January 1, 2028. The Company is currently evaluating the potential impact of adopting this new guidance on its consolidated financial statements and disclosures.

5. SHARE-BASED COMPENSATION

Stock options granted generally vest over a period of five years and have contractual terms to exercise of 10 years. A summary of stock option activity is as follows (in thousands, except option prices and years):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (1)
Options Outstanding at May 28, 2022	1,148	$7.82
Granted	194	15.58
Exercised	(441)	8.58
Forfeited	(20)	8.15
Cancelled	(25)	11.67
Options Outstanding at May 27, 2023	856	$9.07
Granted	205	15.51
Exercised	(75)	7.91
Forfeited	(18)	9.32
Cancelled	(10)	11.70
Options Outstanding at June 1, 2024	958	$10.51
Granted	184	11.89
Exercised	(47)	6.76
Forfeited	(6)	11.80
Cancelled	(17)	10.11
Options Outstanding at May 31, 2025	1,072	$10.91	6.3	$1,087
Options Vested at May 31, 2025	565	$9.27	4.8	$889

(1)
Includes only those options that were in-the-money as of May 31, 2025. Stock options for which the exercise price exceeded the market price have been omitted. Fluctuations in the intrinsic value of both outstanding and exercisable options may result from changes in underlying stock price and timing and volume of option grants, exercises and forfeitures.

There were 47,440 stock options exercised during fiscal 2025, with cash received of $0.3 million. The total intrinsic value of options exercised was $0.3 million during fiscal 2025, $0.3 million during fiscal 2024 and $4.7 million for fiscal 2023. The weighted average fair value of stock option grants was $4.95 during fiscal 2025, $6.33 during fiscal 2024 and $5.44 during fiscal 2023. As of May 31, 2025, total unrecognized compensation costs related to unvested stock options and restricted stock awards was approximately $2.7 million, which is expected to be recognized over the remaining weighted average period of approximately two to four years. The total grant date fair value of stock options vested during fiscal 2025 was $0.5 million.

The fair value of stock options is estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Fiscal Year Ended
	May 31, 2025	June 1, 2024	May 27, 2023
Expected volatility	48.07%	44.80%	39.12%
Risk-free interest rate	4.17%	4.02%	3.09%
Expected live (years)	5.67	5.61	5.47
Annual cash dividend	$0.24	$0.24	$0.24

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

As of May 31, 2025, a summary of restricted stock award transactions was as follows (in thousands):

Unvested Restricted Shares
Unvested at May 27, 2023	125
Granted	45
Vested	(66)
Unvested at June 1, 2024	104
Granted	74
Vested	(78)
Unvested at May 31, 2025	100

Compensation effects arising from issuing stock awards have been charged against income and recorded as additional paid-in-capital in the Consolidated Statements of Stockholders’ Equity during fiscal 2025, fiscal 2024 and fiscal 2023.

The Amended and Restated 2011 Long-Term Incentive Compensation Plan (the “Plan”) authorizes the issuance of up to 3,500,000 shares as incentive stock options, non-qualified stock options or stock awards. Under this plan, 443,000 shares are reserved for future issuance. The Plan authorizes the granting of stock options at the fair market value at the date of grant. Generally, these options become exercisable over five years and expire up to 10 years from the date of grant. Restricted stock awards vest on the anniversary of the grant date in three equal installments.

6.
EARNINGS PER SHARE ("EPS")

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

The EPS presented in our Consolidated Statements of Comprehensive Income are based on the following (in thousands, except per share amounts):

	For the Fiscal Year Ended
	May 31, 2025		June 1, 2024		May 27, 2023
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Numerator for Basic and Diluted EPS:
Net (loss) income	$(1,143)	$(1,143)	$61	$61	$22,333	$22,333
Less dividends:
Common stock	2,964	2,964	2,933	2,933	2,877	2,877
Class B common stock	443	443	443	443	443	443
Undistributed (loss) earnings	$(4,550)	$(4,550)	$(3,315)	$(3,315)	$19,013	$19,013
Common stock undistributed (loss) earnings	$(3,957)	$(3,957)	$(2,880)	$(2,887)	$16,467	$16,573
Class B common stock undistributed (loss) earnings	(593)	(593)	(435)	(428)	2,546	2,440
Total undistributed (loss) earnings	$(4,550)	$(4,550)	$(3,315)	$(3,315)	$19,013	$19,013

Denominator for Basic and Diluted EPS:
Common stock weighted average shares	12,298	12,298	12,214	12,214	11,943	11,943
Effect of dilutive securities
Dilutive stock options and awards		—		250		599
Denominator for diluted EPS adjusted for weighted average shares and assumed conversions		12,298		12,464		12,542
Class B common stock weighted average shares, and shares under if-converted method for diluted EPS	2,049	2,049	2,051	2,051	2,052	2,052

Net (loss) income per share:
Common stock	$(0.08)	$(0.08)	$0.00	$0.00	$1.62	$1.55
Class B common stock	$(0.07)	$(0.07)	$0.00	$0.00	$1.46	$1.40

Note: There were 232 common stock options and awards that were anti-dilutive and not included in the diluted earnings per share for fiscal 2025. There were no common stock options that were anti-dilutive for fiscal 2024 and fiscal 2023.

7.
REVOLVING CREDIT FACILITY

The Company entered into a Credit Agreement (as amended by the First Amendment to the Credit Agreement dated April 9, 2025, the "Credit Agreement") for a three-year Revolving Credit Facility with PNC Bank N.A. on March 20, 2023 (the "Revolving Credit Facility"). The Revolving Credit Facility will mature on March 20, 2026.

The First Amendment to the Credit Agreement modified the definition of “Consolidated EBITDA” to consider the non-recurring non-cash loss in the amount up to $4.9 million recognized by the Company in connection with the Asset Purchase Agreement, dated January 24, 2025, between the Company and DirectMed. Borrowings under the Revolving Credit Facility, including the swingline loan and letter of credit sub-facility extended to the Company thereunder, are secured by (i) a continuing first priority lien on and security interest in and to substantially all of the assets of the Company and its domestic subsidiaries and (ii) a continuing first priority pledge of the Pledged Collateral of the Company and the Guarantors identified in the Security Agreement and the Pledge Agreement executed in connection with the Revolving Credit Facility. The combined maximum borrowings under the Revolving Credit Facility are $30 million. Proceeds of borrowings may be used for working capital and general corporate purposes. The Company utilized $1.0 million of the credit line and repaid that $1.0 million during fiscal 2025. There was no amount outstanding under the Revolving Credit Facility as of May 31, 2025.

The Credit Agreement provides that the Company must maintain compliance with a maximum consolidated leverage ratio covenant and a minimum consolidated fixed charge coverage ratio, each as determined in accordance with the Credit Agreement. The Credit Agreement also contains affirmative, negative and financial covenants customary for financings of this type, including, among other things, limitations on certain other indebtedness, loans and investments, liens, mergers, asset sales, and transactions with affiliates, as well as customary events of default for financings of this type. The Company was in compliance with financial covenants under the Credit Agreement as of May 31, 2025.

Borrowings under the Revolving Credit Facility will bear interest at a rate per annum selected by the Company from the following options: (a) Term secured overnight financing rate ("SOFR") for the applicable Interest Period, plus the SOFR Adjustment for the applicable Interest Period, plus 1.25%; (b) Base Rate plus 0.25% or (c) Daily Simple risk free rate ("RFR") for Euros, plus the RFR Adjustment, plus 1.25%. Letters of credit issued under the letter of credit sub-facility will have a letter of credit fee equal to 1.25% per annum. The fee for the unused portion of the credit line is 0.10%.

8.
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

The gross amounts of assets and liabilities related to operating leases on May 31, 2025 and June 1, 2024 were as follows (in thousands):

Lease Type	May 31, 2025	June 1, 2024
Right of use lease assets	$2,276	$2,760

Lease liabilities current	$1,171	$1,169

Lease liabilities non-current	$1,105	$1,591

The components of lease costs for fiscal 2025, fiscal 2024 and fiscal 2023 were as follows (in thousands):

		Fiscal Year Ended
Lease Type	Classification	May 31, 2025	June 1, 2024	May 27, 2023
Consolidated operating lease expense	Operating expenses	$1,610	$1,745	$1,721

Rent expenses for fiscal 2025, fiscal 2024 and fiscal 2023 were $1.4 million, $1.5 million, and $1.5 million, respectively.

Our future lease commitments for minimum rentals, including common area maintenance charges and property taxes during the next five years are as follows (in thousands):

Fiscal Year	Operating Leases
2026	$1,258
2027	691
2028	293
2029	161
Total lease payments	2,403
Lease inputted interest	127
Net minimum lease payments	$2,276

The weighted average remaining lease terms and interest rates of leases held by the Company as of May 31, 2025 and June 1, 2024 were as follows:

Operating Leases as of:	Weighted Average Remaining Lease Term in Years	Weighted Average Interest Rate
May 31, 2025	4.1	5.1%
June 1, 2024	2.9	4.5%

The cash activities associated with our leases for fiscal 2025, fiscal 2024 and fiscal 2023 were as follows (in thousands):

		Fiscal Year Ended
Cash Flow Source	Classification	May 31, 2025	June 1, 2024	May 27, 2023
Operating cash flows from operating leases	Operating activities	$1,384	$1,329	$566

9.
INCOME TAXES

(Loss) income before income taxes included the following components (in thousands):

	Fiscal Year Ended
	May 31, 2025	June 1, 2024	May 27, 2023
United States	$(5,912)	$(3,274)	$22,258
Foreign	4,381	3,431	2,772
(Loss) income before income taxes	$(1,531)	$157	$25,030

The (benefit) provision for income taxes for fiscal 2025, fiscal 2024 and fiscal 2023 consisted of the following (in thousands):

	Fiscal Year Ended
	May 31, 2025	June 1, 2024	May 27, 2023
Current:
Federal	$1,858	$(2,020)	$954
State	45	(141)	1,212
Foreign	966	1,235	547
Total current	2,869	(926)	2,713
Deferred:
Federal	(3,764)	(26)	—
State	595	1,007	—
Foreign	(88)	41	(16)
Total deferred	(3,257)	1,022	(16)
Income tax (benefit) provision	$(388)	$96	$2,697

The differences between income taxes at the U.S. federal statutory income tax rate of 21.0% for fiscal 2025, fiscal 2024 and fiscal 2023 and the reported income tax provision for fiscal 2025, fiscal 2024 and fiscal 2023, are summarized as follows:

	Fiscal Year Ended
	May 31, 2025	June 1, 2024	May 27, 2023
Federal statutory rate	21.0%	21.0%	21.0%
Effect of:
State income taxes, net of federal tax benefit	16.8	(90.1)	3.6
Foreign income inclusion	(3.2)	149.0	0.5
Foreign taxes at other rates	(10.8)	189.0	0.4
Permanent tax differences	(3.0)	(93.0)	0.1
Tax reserves	(18.2)	63.7	0.1
Change in valuation allowance for deferred tax assets	(40.3)	548.6	(7.0)
Foreign return to provision adjustments	13.5	179.9	(0.7)
Restricted stock	3.3	(33.6)	(3.1)
Research and development credit	28.9	(302.1)	(3.7)
U.S. return to provision adjustments	18.1	(648.6)	—
Other	(0.7)	77.6	(0.4)
Effective tax rate	25.4%	61.4%	10.8%

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Our deferred tax assets and liabilities reflect operations as of May 31, 2025 and June 1, 2024. Significant components were as follows (in thousands):

	Fiscal Year Ended
	May 31, 2025	June 1, 2024
Deferred tax assets:
Net operating loss carryforwards - foreign and domestic	$1,969	$1,940
Inventory valuations	1,883	1,475
Goodwill	107	895
Research and Development tax credits	125	—
Deferred revenue	319	—
Severance reserve	154	131
Foreign capital loss	1,063	949
Section 174 capitalization	3,643	2,305
Other	3,325	1,926
Subtotal	12,588	9,621
Valuation allowance - foreign and domestic	(2,804)	(2,116)
Net deferred tax assets after valuation allowance	9,784	7,505
Deferred tax liabilities:
Accelerated depreciation	(1,120)	(2,071)
Tax on undistributed earnings	—	(24)
Other	(1)	—
Subtotal	(1,121)	(2,095)
Net deferred tax assets	$8,663	$5,410
Supplemental disclosure of net deferred tax assets, excluding valuation allowance:
Domestic	$10,205	$6,405
Foreign	1,263	1,121
Total	$11,468	$7,526

During fiscal 2025, the Company recorded Research and Development ("R&D") tax credits of $0.4 million. These credits represent the expected U.S. federal credits to be claimed for fiscal 2025.

Net deferred tax assets related to domestic state net operating loss ("NOL") carryforwards amounted to approximately $1.9 million as of May 31, 2025 and $1.8 million as of June 1, 2024. Net deferred tax assets related to foreign NOL carryforwards were $0.1 million as of both May 31, 2025 and June 1, 2024 with various or indefinite expiration dates. During the fourth quarter of fiscal 2025 we increased the valuation allowance on the state net operating losses by $0.6 million resulting in a total valuation allowance against state net operating losses of $1.7 million.

We have historically determined that undistributed earnings of our foreign subsidiaries, to the extent of cash available, will be repatriated to the U.S. The deferred tax liability on the outside basis difference is now primarily withholding tax on future dividend distributions. There was no deferred tax liability related to undistributed earnings of our foreign subsidiaries in fiscal 2025 and less than $0.1 million in fiscal 2024.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to support a more likely than not assertion that its deferred tax assets will be realized. A significant component of objective evidence evaluated was the cumulative income or loss incurred in each jurisdiction over the three-year period ended May 31, 2025. We considered other positive evidence in determining the need for a valuation allowance in the U.S. including the subpart F and GILTI inclusions of our foreign earnings, the changes in our business performance in recent years and the utilization of federal NOLs. The weight of this positive evidence is sufficient to outweigh other negative evidence in evaluating our need for a valuation allowance in the U.S. federal jurisdiction. As a result of the positive evidence outweighing the negative evidence for the year ended May 31, 2025, no additional valuation allowance on the U.S. federal deferred tax items was recorded. As of May 31, 2025, we recorded an additional $0.6 million valuation allowance on state NOLs as there was more negative evidence which limited the Company’s ability to utilize the state NOLs, including the anticipated expiration of some state NOLs prior to utilization and legislation restrictions for some states.

As of May 31, 2025, a valuation allowance of $2.8 million was recorded, representing the portion of the deferred tax asset that management does not believe is more likely than not to be realized. The valuation allowance as of June 1, 2024 was $2.1 million. The valuation allowance relates to state NOLs ($1.7 million) and deferred tax assets in foreign jurisdictions where historical taxable losses have been incurred ($1.1 million). The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth.

Income taxes paid/(refunded), including foreign estimated tax payments, were $1.8 million, less than $0.1 million and $4.8 million, during fiscal 2025, fiscal 2024 and fiscal 2023, respectively.

In the normal course of business, we are subject to examination by taxing authorities throughout the world. Years prior to fiscal 2015 are closed for examination under the statute of limitation for U.S. federal and U.S. state. In The Netherlands, years prior to fiscal 2020 are closed for examination. We are under examination in Germany for fiscal years 2019 to 2022. During the third quarter of fiscal 2025, we received a notice from the State of Illinois for an income tax audit covering the period from June 2021 to May 2023. The Company has provided all the documentation requested and is waiting to hear from the State of Illinois office for further action. We have no other current open audits in the U.S.

The Company recorded $0.3 million related to uncertain tax positions as of May 31, 2025 as compared to $0.1 million as of June 1, 2024. We record interest related to uncertain tax positions in the income tax expense line item within the Consolidated Statements of Comprehensive Income. Accrued interest was included within the related tax liability line in the Consolidated Balance Sheets. We have recorded a liability of less than $0.1 million for interest as of May 31, 2025.

The following table summarizes the activity related to the unrecognized tax benefits (in thousands):

	Fiscal Year Ended
	May 31, 2025	June 1, 2024
Unrecognized tax benefits, beginning of period	$93	$—
Reserve on R&D credits	242	93
Unrecognized tax benefits, end of period	$335	$93

Subsequent to year end, on July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. Key income tax-related provisions of the OBBBA relevant to the Company include the removal of mandatory capitalization of domestic research and development expenditures, permanent extension of bonus depreciation and revisions to international tax regimes. The Company is evaluating the financial implications of the OBBBA and will begin reflecting its effects in its first quarter of fiscal 2026. The Company estimates that the legislation will not have a material impact on its effective income tax rate in future periods relative to prior periods.

10.
EMPLOYEE BENFITS

The employee profit-sharing plan is a defined contribution profit-sharing plan. The profit-sharing plan has a 401(k) provision whereby we match 50% of employee contributions up to 6.0% of pay for fiscal 2025, fiscal 2024 and fiscal 2023. Charges to expense for matching contributions to this plan were $0.9 million, $0.9 million and $1.0 million, during fiscal 2025, fiscal 2024 and fiscal 2023, respectively.

11.
DISPOSAL OF HEALTHCARE ASSETS AND OTHER CHARGES

On January 24, 2025, the Company entered into an Asset Purchase Agreement with DirectMed. Pursuant to the terms and subject to the conditions of the Purchase Agreement, DirectMed purchased assets of the Company used in the operation of its International Medical Equipment and Service ("IMES") business as well as ALTA tube and related inventory (the “IMES Sale”). The IMES Sale transaction closed simultaneously with the execution of the Asset Purchase Agreement on January 24, 2025.

Under the terms of the Asset Purchase Agreement, the Company sold a substantial portion of the assets comprising its Healthcare reportable segment to DirectMed for an initial consideration of $8.2 million and entered into an exclusive 10-year global supply agreement in which Richardson will supply DirectMed with repaired Siemens CT X-ray tubes ("Siemens CT Supply Agreement"). Additionally, the Company will continue manufacturing a limited quantity of ALTA CT X-ray tubes exclusively for DirectMed under a supply agreement ("ALTA CT Supply Agreement").

Consideration received of $8.0 million from DirectMed was allocated between the asset sale and the ALTA CT Supply Agreement based on their respective fair values (measured using Level 3 inputs) as follows: $6.8 million allocated to the asset sale and $1.2 million allocated to the ALTA CT Supply Agreement. The consideration related to the ALTA CT Supply Agreement has been initially recorded as deferred revenue within other liabilities in the Consolidated Balance Sheets and will be recognized into income as ALTA tubes are sold. Deferred revenue as of May 31, 2025 was $0.8 million.

In conjunction with the IMES Sale, other non-cash charges were incurred relating to the write-down of CT tube component inventory not transferred to the buyer and not expected to be used by the Company of $1.4 million, and an impairment of specific property, plant and equipment of $0.5 million that will be used to satisfy the ALTA CT Supply Agreement, which are included in the total loss recorded for the fiscal year ended May 31, 2025.

A summary of the $5.1 million disposal loss and other charges is shown in the following table (in thousands):

Proceeds from IMES sale attributable to disposal of healthcare assets	$6,827
Assets sold:
Accounts receivable	1,004
Inventories, net	7,123
Property, plant and equipment, net	264
Intangible assets, net	1,117
Transaction related costs	448
Loss on disposal of healthcare assets	(3,129)
Other charges:
Loss on write-down of healthcare related inventory not disposed of	1,420
Impairment of property, plant and equipment, net to satisfy ALTA CT Supply Agreement	525
Total loss	$(5,074)

12.
SEGMENT AND GEOGRAPHIC INFORMATION

The Company reports its financial performance to its CODM based on the four operating and reportable segments defined as follows:

Power and Microwave Technologies ("PMT") includes the power grid and microwave tube business and RF, Wireless and Power technologies. PMT provides design-in support, systems integration, prototype design and manufacturing, testing, logistics and aftermarket technical service and repair PMT also offers its customers technical services for both microwave and industrial equipment.

Green Energy Solutions ("GES") designs and manufactures products for the energy storage market and power management applications. We provide design-in support, systems integration, prototype design and manufacturing, testing, logistics and aftermarket technical service and repair.

Canvys provides customized display solutions serving the corporate enterprise, financial, healthcare, industrial and medical original equipment manufacturers markets. Display solutions include touch screens, protective panels, custom enclosures, All-In-One computers, specialized cabinet finishes and application specific software packages and certification services.

Healthcare manufactures, repairs, refurbishes and distributes high value replacement parts and equipment for the healthcare market including hospitals, medical centers, asset management companies, independent service organizations and multi-vendor service providers. Products include diagnostic imaging replacement parts for CT and MRI systems; replacement CT and MRI tubes; CT service training; MRI and RF amplifiers; hydrogen thyratrons, klystrons, magnetrons; flat panel detector upgrades; pre-owned CT systems; and additional replacement solutions currently under development for the diagnostic imaging service market. After the January 2025 sale of certain assets to DirectMed, the Company manufactures and repairs CT tubes and sells them to exclusively to DirectMed under an supply agreement.

The CODM for Richardson Electronics, Ltd. is Edward J. Richardson (Chairman, Chief Executive Officer and President). The CODM utilizes segment gross profit compared to both the current forecast and the prior year to analyze and assess financial performance by segment. The CODM’s assessment of each segment’s financial performance is utilized to deliberate and execute decisions to allocate resources to manage the growth and profitability of the individual segments and the entire Company. Inventories, net is the only segment asset metric analyzed and reviewed by the CODM.

Operating results by segment are summarized in the following tables (in thousands):

	Fiscal Year Ended May 31, 2025
	PMT	GES	Canvys	Healthcare	Total
Sales	$137,752	$28,719	$33,145	$9,293	$208,909
Cost of sales	95,197	19,689	22,256	6,967	144,109
Gross profit	42,555	9,030	10,889	2,326	64,800

Selling, general and administrative expenses					62,173
Loss on disposal of property, plant and equipment					16
Loss on disposal of healthcare assets and other charges					5,074
Operating loss					(2,463)
Interest income					392
Foreign exchange gain					496
Other, net					44
Loss before income taxes					$(1,531)

	Fiscal Year Ended June 1, 2024
	PMT	GES	Canvys	Healthcare	Total
Sales	$128,697	$23,233	$32,444	$12,086	$196,460
Cost of sales	89,980	16,626	21,471	8,417	136,494
Gross profit	38,717	6,607	10,973	3,669	59,966

Selling, general and administrative expenses					59,548
Loss on disposal of property, plant and equipment					70
Operating income					348
Interest income					284
Foreign exchange loss					(436)
Other, net					(39)
Income before income taxes					$157

	Fiscal Year Ended May 27, 2023
	PMT	GES	Canvys	Healthcare	Total
Sales	$164,299	$47,596	$39,331	$11,432	$262,658
Cost of sales	110,210	33,877	26,956	7,926	178,969
Gross profit	54,089	13,719	12,375	3,506	83,689

Selling, general and administrative expenses					58,713
Gain on disposal of property, plant and equipment					(7)
Operating income					24,983
Interest income					295
Foreign exchange loss					(278)
Other, net					30
Income before income taxes					$25,030

The segment assets, which consist of inventories, net are summarized in the following table (in thousands):

	PMT	GES	Canvys	Healthcare	Total Segment Assets
2025	$72,538	$17,367	$9,289	$3,605	$102,799

2024	67,068	20,857	9,457	12,767	110,149

The reconciliations of segment assets to the Consolidated Balance Sheets are summarized in the following table (in thousands):

	May 31, 2025	June 1, 2024
Total segment assets	$102,799	$110,149
Cash and cash equivalents	35,901	24,263
Accounts receivable	24,117	24,845
Other current assets	3,070	2,397
Property, plant and equipment, net	18,355	20,681
Intangible assets, net	345	1,641
Right of use lease assets	2,276	2,760
Other non-current assets	228	209
Non-current deferred income taxes	8,744	5,500
Total assets	$195,835	$192,445

Geographic net sales information is primarily grouped by customer destination into five areas: North America; Asia/Pacific; Europe; Latin America; and Other.

Net sales and gross profit by geographic region are summarized in the following table (in thousands):

	Fiscal Year Ended
	May 31, 2025	June 1, 2024	May 27, 2023
Net Sales
North America (1)	$91,096	$77,269	$112,214
Asia/Pacific (2)	43,211	45,264	59,557
Europe (3)	64,949	61,476	62,017
Latin America (2)	8,366	10,908	28,924
Other (4)	1,287	1,543	(54)
Total	$208,909	$196,460	$262,658

Gross Profit
North America (1)	$36,718	$29,306	$43,580
Asia/Pacific (2)	13,890	13,682	18,775
Europe (2)	18,572	18,516	18,760
Latin America (2)	3,236	3,983	7,735
Other (4)	(7,616)	(5,521)	(5,161)
Total	$64,800	$59,966	$83,689
(1)
Primarily applicable to the United States. No other country generated a material amount.
(2)
No country generated a material amount.
(3)
Primarily applicable to Germany and Netherlands. No other country generated a material amount.
(4)
Includes primarily net sales not allocated to a specific geographical region, unabsorbed value-add cost and other unallocated expenses.

Net assets by geographic region are summarized in the following table (in thousands):

	Fiscal Year Ended
	May 31, 2025	June 1, 2024
Net Assets
North America (1)	$92,312	$100,550
Asia/Pacific (2)	12,483	10,895
Europe (3)	50,167	44,521
Latin America (2)	1,697	1,986
Total	$156,659	$157,952
(1)
Primarily applicable to the United States. No other country generated a material amount.
(2)
No country generated a material amount.
(3)
Primarily applicable to Germany and Netherlands. No other country generated a material amount.

The Company had long-lived assets of $20.5 million as of May 31, 2025 and $25.1 million as of June 1, 2024. The long-lived assets which include property, plant and equipment-net, intangible assets-net and right of use lease assets, were primarily in the U.S. There were approximately $2.1 million of long-lived assets that belong to our foreign affiliates as of May 31, 2025 and $2.1 million as of June 1, 2024.

13.
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

14.
VALUATION AND QUALIFYING ACCOUNTS

The following table presents the valuation and qualifying account activity for fiscal years ended May 31, 2025, June 1, 2024 and May 27, 2023 (in thousands):

Description	Balance at beginning of period	Charged to expense		Deductions		Balance at end of period

Year ended May 31, 2025
Allowance for credit losses	$323	$84	(1)	$(157)	(2)	$250
Inventory provisions	5,975	1,970	(3)	(344)	(4)	7,601

Year ended June 1, 2024
Allowance for credit losses	$191	$144	(1)	$(12)	(2)	$323
Inventory provisions	5,868	606	(3)	(499)	(4)	5,975

Year ended May 27, 2023
Allowance for credit losses	$186	$50	(1)	$(45)	(2)	$191
Inventory provisions	6,060	466	(3)	(658)	(4)	5,868

Notes:

(1)
Provision for credit losses.
(2)
Uncollectible amounts written off, net of recoveries and foreign currency translation.
(3)
Charges to cost of sales. Included in fiscal 2025 were inventory write-downs of $1.5 million for Healthcare, $0.4 million for PMT and $0.1 million for Canvys.
(4)
Inventory disposed or sold, net of foreign currency translation.

15.
SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (in thousands, except per share amounts):

Description	First Quarter	Second Quarter	Third Quarter		Fourth Quarter

Fiscal 2025
Net sales	$53,725	$49,491	$53,804		$51,889
Gross profit	16,426	15,326	16,673		16,375
Net income (loss)	590	(751)	(2,057)	(1)	1,075
Net income (loss) per share:
Common stock - basic	$0.04	$(0.05)	$(0.15)		$0.08
Class B common stock - basic	0.04	(0.05)	(0.13)		0.07
Common stock - diluted	0.04	(0.05)	(0.15)		0.08
Class B common stock - diluted	0.04	(0.05)	(0.13)		0.07

(1) Reported loss includes a $3.6 million disposal loss on healthcare assets.

Fiscal 2024
Net sales	$52,581	$44,130	$52,375		$47,374
Gross profit	17,264	12,542	15,436		14,724
Net income (loss)	1,227	(1,797)	750		(119)
Net income (loss) per share:
Common stock - basic	$0.09	$(0.13)	$0.05		$(0.01)
Class B common stock - basic	0.08	(0.12)	0.05		(0.01)
Common stock - diluted	0.09	(0.13)	0.05		(0.01)
Class B common stock - diluted	0.08	(0.12)	0.05		(0.01)

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

None.

ITEM 9A. Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of May 31, 2025.

Disclosure controls and procedures are intended to provide reasonable assurance that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of May 31, 2025, at a reasonable assurance level.

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

Under the supervision of the Chief Executive Officer and Chief Financial Officer, management conducted an assessment of the effectiveness of our internal control over financial reporting as of May 31, 2025, based on the framework in the Internal Control-Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that assessment, management has concluded that the Company’s internal control over financial reporting was effective as of May 31, 2025.

Management’s assessment of the effectiveness of our internal control over financial reporting as of May 31, 2025, has been audited by BDO USA, P.C., an independent registered public accounting firm, as stated in their report, which is included herein.

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

Stockholders and Board of Directors

Richardson Electronics, Ltd.

LaFox, Illinois

Opinion on Internal Control over Financial Reporting

We have audited Richardson Electronics Ltd.’s (the “Company’s”) internal control over financial reporting as of May 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of May 31, 2025 and June 1, 2024, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended May 31, 2025, and the related notes and our report dated August 4, 2025 expressed an unqualified opinion thereon.

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

August 4, 2025

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

ITEM 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Information concerning directors and executive officers of the registrant will be contained in our Proxy Statement to be issued in connection with our Annual Meeting of Stockholders scheduled to be held on October 7, 2025 and is incorporated herein by reference.

ITEM 11. Executive Compensation

Information concerning executive compensation will be contained in our Proxy Statement to be issued in connection with our Annual Meeting of Stockholders scheduled to be held on October 7, 2025 and is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management will be contained in our Proxy Statement to be issued in connection with our Annual Meeting of Stockholders scheduled to be held on October 7, 2025 and is incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth information as of May 31, 2025, with respect to compensation plans under which equity securities were authorized for issuance:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Per Share Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity Compensation Plans Approved by Security Holders	1,048,024	$10.86		443,054
Equity Compensation Plans Not Approved by Security Holders	23,564	12.95	(1)	—
Total	1,071,588	$10.91		443,054

(1)
Options issued in 1987 pursuant to an employment contract with a former officer and director of Richardson Electronics, Ltd.

Delinquent Section 16 Reports

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and 10 percent stockholders to file reports of initial ownership and reports of changes in ownership in RELL common stock. To the best of our knowledge, RELL's directors, executive officers and 10 percent stockholders complied with the requirements of Section 16(a) in a timely manner during fiscal 2025.

ITEM 13. Certain Relationships and Related Transactions and Director Independence

Information concerning certain relationships and related transactions will be contained in our Proxy Statement to be issued in connection with our Annual Meeting of Stockholders scheduled to be held on October 7, 2025 and is incorporated herein by reference.

ITEM 14. Principal Accountant Fees and Services

Information concerning accountant fees and services will be contained in our Proxy Statement to be issued in connection with our Annual Meeting of Stockholders scheduled to be held on October 7, 2025 and is incorporated herein by reference.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(a) List of Documents Filed as a Part of This Report:

(1)
Index to Consolidated Financial Statements:

Report of BDO USA, P.C., Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of May 31, 2025 and June 1, 2024.

Consolidated Statements of Comprehensive Income for each of the three years ended May 31, 2025, June 1, 2024 and May 27, 2023.

Consolidated Statements of Cash Flows for each of the three years ended May 31, 2025, June 1, 2024 and May 27, 2023.

Consolidated Statements of Stockholders’ Equity for each of the three years ended May 31, 2025, June 1, 2024 and May 27, 2023.

Notes to Consolidated Financial Statements.

(2)
Index to Financial Statement Schedules:

All schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto or is not applicable or required. See Exhibit Index.

(b) Financial Statements and Financial Statement Schedules.

Our consolidated financial statements being filed as part of this Form 10-K are filed on Item 8 of this Form 10-K. All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

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

5.1

First Amendment to Credit Agreement dated April 9, 2025, by and among the Company, the Guarantors party thereto, the Lenders party thereto, and PNC Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 5.01 to the Company's Quarterly Report on Form 10-Q filed with the SEC on April 10, 2025).

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

10(j) †

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

10.3 †

Form of Restrictive Stock Award Agreement Pursuant to the Richardson Electronics, Ltd. Amended and Restated 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 29, 2021).

10.4 †

Form of Nonqualified Stock Option Award for Employees Pursuant to the Richardson Electronics, Ltd. Amended and Restated 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 29, 2021).

10.5

Non-Employee Director Equity Compensation Program and Stock Ownership Guidelines (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended June 1, 2024).

10.6

Asset Purchase Agreement, dated as of January 24, 2025, by and between DirectMed Imaging LLC, as buyer, and Richardson Electronics. Ltd., as seller (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2025).

14	Richardson Electronics, LTD. Code of Conduct (incorporated by reference to Exhibit 14 to the Company's Annual Report on Form 10-K filed with the SEC on August 5, 2025).

19.1	Insiders' Trading Policies and Guidelines (incorporated by reference to Exhibit 19.1 to the Company's Annual Report on Form 10-K filed with the SEC on August 5, 2024).

21*	Subsidiaries of the Company.

23.1*	Consent of Independent Registered Public Accounting Firm - BDO USA, P.C.

31.1*	Certification of Edward J. Richardson pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (filed pursuant to Part I).

31.2*	Certification of Robert J. Ben pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (filed pursuant to Part I).

32*	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed pursuant to Part I).

97.1	Policy for the Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97.1 to the Company's Annual Report on Form 10-K filed with the SEC on August 5, 2024).

101*

The following financial information from our Annual Report on Form 10-K for the fourth quarter and fiscal year ended May 31, 2025, filed with the SEC on August 4, 2025, formatted in Inline Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statement of Stockholder’s Equity and (v) Notes to Consolidated Financial Statements.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBR Taxonomy Extension Schema with Embedded Linkbase Documents.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

† Executive Compensation Plan or Agreement

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

	Signature	Title	Date

By	/s/ Edward J. Richardson	Chairman of the Board, Chief Executive Officer	August 4, 2025
	Edward J. Richardson	(Principal Executive Officer), President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Edward J. Richardson	Chairman of the Board, Chief Executive Officer	August 4, 2025
Edward J. Richardson	(Principal Executive Officer), President and Director

/s/ Robert J. Ben	Chief Financial Officer and Chief Accounting Officer	August 4, 2025
Robert J. Ben	(Principal Financial and Accounting Officer)
/s/ Jacques Belin	Director	August 4, 2025
Jacques Belin

/s/ James Benham	Director	August 4, 2025
James Benham

/s/ Wendy S. Diddell	Director	August 4, 2025
Wendy S. Diddell

/s/ Kenneth Halverson	Director	August 4, 2025
Kenneth Halverson

/s/ Robert Kluge	Director	August 4, 2025
Robert Kluge

/s/ Paul J. Plante	Director	August 4, 2025
Paul J. Plante