Form 10-Q
period 2025-08-30
RICHARDSON ELECTRONICS, LTD.
filed 2025-10-09
CIK 355948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 30, 2025

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

As of October 6, 2025, there were 12,443,851 outstanding shares of Common Stock, $0.05 par value and 2,049,171 outstanding shares of Class B Common Stock, $0.05 par value, which are convertible into Common Stock of the registrant on a share for share basis.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Richardson Electronics, Ltd.

Consolidated Balance Sheets

(in thousands, except per share amounts)

	Unaudited	Audited
	August 30, 2025	May 31, 2025
Assets
Current assets:
Cash and cash equivalents	$35,654	$35,901
Accounts receivable, less allowance for credit losses of $301 and $250, respectively	27,039	24,117
Inventories, net	104,635	102,799
Prepaid expenses and other assets	2,948	3,070
Total current assets	170,276	165,887
Non-current assets:
Property, plant and equipment, net	18,439	18,355
Intangible assets, net	330	345
Right of use lease assets	2,026	2,276
Deferred income tax assets	8,695	8,744
Other non-current assets	301	228
Total non-current assets	29,791	29,948
Total assets	$200,067	$195,835
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$23,172	$21,339
Accrued liabilities	14,360	14,276
Lease liabilities current	1,167	1,171
Total current liabilities	38,699	36,786
Non-current liabilities:
Deferred income tax liabilities	83	81
Lease liabilities non-current	859	1,105
Other non-current liabilities	1,058	1,204
Total non-current liabilities	2,000	2,390
Total liabilities	40,699	39,176
Commitments and contingencies (Note 4)
Stockholders’ Equity
Common stock, $0.05 par value; 12,444 and 12,362 shares issued and outstanding on August 30, 2025 and May 31, 2025, respectively	622	618
Class B common stock, convertible, $0.05 par value; 2,049 shares issued and outstanding on August 30, 2025 and May 31, 2025	102	102
Additional paid-in-capital	75,044	74,445
Retained earnings	80,392	79,340
Accumulated other comprehensive income	3,208	2,154
Total stockholders' equity	159,368	156,659
Total liabilities and stockholders’ equity	$200,067	$195,835

Refer to the accompanying Notes to Unaudited Consolidated Financial Statements.

Richardson Electronics, Ltd.

Unaudited Consolidated Statements of Comprehensive Income

(in thousands, except per share amounts)

	Three Months Ended
	August 30, 2025	August 31, 2024
Net sales	$54,607	$53,725
Cost of sales	37,678	37,299
Gross profit	16,929	16,426
Selling, general and administrative expenses	15,961	16,112
Gain on disposal of property, plant and equipment	—	2
Operating income	968	316
Other income (expense):
Interest income	169	58
Foreign exchange gain	289	277
Other, net	904	(3)
Total other income	1,362	332
Income before income taxes	2,330	648
Income tax provision	421	58
Net income	1,909	590
Foreign currency translation gain, net of tax	1,054	636
Comprehensive income	$2,963	$1,226

Net income per share:
Common stock - Basic	$0.13	$0.04
Class B common stock - Basic	0.12	0.04
Common stock - Diluted	0.13	0.04
Class B common stock - Diluted	0.12	0.04

Weighted average number of shares:
Common stock – Basic	12,393	12,200
Class B common stock – Basic	2,049	2,049
Common stock – Diluted	12,544	12,431
Class B common stock – Diluted	2,049	2,049

Refer to the accompanying Notes to Unaudited Consolidated Financial Statements.

Richardson Electronics, Ltd.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended
	August 30, 2025	August 31, 2024
Operating activities:
Net income	$1,909	$590
Adjustments to reconcile net income to cash provided by operating activities:
Unrealized foreign currency gain	(511)	(382)
Depreciation and amortization	971	1,044
Inventory provisions	102	139
Share-based compensation expense	641	593
Gain on disposal of property, plant and equipment	—	(2)
Deferred income taxes	49	(58)
Change in assets and liabilities:
Accounts receivable	(2,654)	(5,858)
Inventories	(578)	(124)
Prepaid expenses and other assets	60	(29)
Accounts payable	1,626	4,164
Accrued liabilities	(150)	(95)
Other	(98)	430
Net cash provided by operating activities	1,367	412
Investing activities:
Capital expenditures	(1,025)	(926)
Proceeds from sale of property, plant and equipment	—	7
Net cash used in investing activities	(1,025)	(919)
Financing activities:
Proceeds from issuance of common stock	61	144
Cash dividends paid on common and Class B common stock	(857)	(850)
Proceeds from revolving credit facility	—	1,000
Repayment of revolving credit facility	—	(1,000)
Other	(99)	(162)
Net cash used in financing activities	(895)	(868)
Effect of exchange rate changes on cash and cash equivalents	306	147
Decrease in cash and cash equivalents	(247)	(1,228)
Cash and cash equivalents at beginning of period	35,901	24,263
Cash and cash equivalents at end of period	$35,654	$23,035

Refer to the accompanying Notes to Unaudited Consolidated Financial Statements.

Richardson Electronics, Ltd.

Unaudited Consolidated Statements of Stockholders’ Equity

(in thousands, except per share amounts)

	Common Stock	Class B Common Stock	Par Value	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance May 31, 2025	12,362	2,049	$720	$74,445	$79,340	$2,154	$156,659
Comprehensive income:
Net income	—	—	—	—	1,909	—	1,909
Foreign currency translation, net of tax	—	—	—	—	—	1,054	1,054
Share-based compensation:
Restricted stock	—	—	—	416	—	—	416
Stock options	—	—	—	225	—	—	225
Common stock:
Options exercised	11	—	1	60	—	—	61
Restricted stock issuance	71	—	3	(102)	—	—	(99)
Dividends paid to:
Common ($0.060 per share)	—	—	—	—	(746)	—	(746)
Class B common ($0.054 per share)	—	—	—	—	(111)	—	(111)
Balance August 30, 2025	12,444	2,049	$724	$75,044	$80,392	$3,208	$159,368

	Common Stock	Class B Common Stock	Par Value	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance June 1, 2024:	12,254	2,049	$715	$72,744	$83,729	$764	$157,952
Comprehensive income:
Net income	—	—	—	—	590	—	590
Foreign currency translation, net of tax	—	—	—	—	161	636	797
Share-based compensation:
Restricted stock	—	—	—	424	—	—	424
Stock options	—	—	—	169	—	—	169
Common stock:
Options exercised	17	—	1	140	—	—	141
Restricted stock issuance	60	—	3	(162)	—	—	(159)
Dividends paid to:
Common ($0.060 per share)	—	—	—	—	(739)	—	(739)
Class B common ($0.054 per share)	—	—	—	—	(111)	—	(111)
Balance August 31, 2024	12,331	2,049	$719	$73,315	$83,630	$1,400	$159,064

Refer to the accompanying Notes to Unaudited Consolidated Financial Statements.

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

On January 24, 2025, the Company sold a substantial portion of the assets of its Healthcare business to DirectMed Imaging, LLC (“DirectMed”), a Delaware limited liability company, and entered into an exclusive 10-year global supply agreement in which Richardson will supply DirectMed with repaired Siemens CT X-ray tubes. Additionally, the Company will continue manufacturing a limited quantity of ALTA CT X-ray tubes exclusively for DirectMed for approximately twelve months.

During the year ended May 31, 2025 and prior we had four reportable segments: Power and Microwave Technologies ("PMT"), Green Energy Solutions ("GES"), Canvys, and Healthcare. As of June 1, 2025, we realigned our operating segment structure and now have three segments: PMT, GES and Canvys. The change in operating segments is predicated on how the Company's chief operating decision maker ("CODM") makes operating decisions and assesses business performance. Prior segment information has been recast to reflect the realignment. Refer to Note 9, Segment Information, for discussion of the Company's segment reporting structure, including the recent changes.

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

Our fiscal quarter ends on the Saturday nearest the end of the quarter-ending month. The first quarter of fiscal 2026 and fiscal 2025 both contained 13 weeks. In the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results of interim periods have been made. All inter-company transactions and balances have been eliminated. The Unaudited Consolidated Financial Statements presented herein include the accounts of our wholly owned subsidiaries. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to applicable rules and regulations. The results of our operations for the three months ended August 30, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending May 30, 2026.

As described in Note 1, Description of the Company, the Company reports its financial performance based on three operating and reportable segments. The financial information contained in this report should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended May 31, 2025, which was filed with the SEC on August 4, 2025.

3. NEW ACCOUNTING PRONOUNCEMENTS - NOT YET ADOPTED

In December 2023, the Financial Accounting Standards Board ("'FASB") issued Accounting Standards Update ("ASU") 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands the disclosures required in an entity's income tax rate reconciliation table and requires disclosure of income taxes paid in both U.S. and foreign jurisdictions. The amendments are effective for fiscal years beginning after December 15, 2024, with early adoption permitted, to be applied on a prospective basis, with retrospective application permitted. These requirements will impact our income tax disclosures and we are currently evaluating the impact of adoption.

In November 2024, the FASB issued ASU 2024-03, Income Statement (Topic 220): Reporting Comprehensive Income - Expense Disaggregation Disclosures, which requires an entity to disclose on an annual and interim basis, disaggregated information about specific income statement expense categories. The guidance should be applied prospectively with the option to apply the standard retrospectively. This ASU is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the potential impact of adopting this new guidance on its consolidated financial statements and disclosures.

4. SUMMARY OF ACCOUNTING POLICIES

Inventories, net: Our consolidated inventories were stated at the lower of cost and net realizable value, generally using a weighted-average cost method. Our net inventories include approximately $88.6 million of finished goods, $11.8 million of raw materials and $4.2 million of work-in-progress as of August 30, 2025, as compared to approximately $86.4 million of finished goods, $11.5 million of raw materials and $4.9 million of work-in-progress as of May 31, 2025.

Provisions for obsolete or slow-moving inventories are recorded based upon regular analysis of stock rotation privileges, obsolescence, the exiting of certain markets and assumptions about future demand and market conditions. If future demand changes in the industry or market conditions differ from management’s estimates, additional provisions may be necessary. Inventory reserves were approximately $7.7 million as of August 30, 2025 and $7.6 million as of May 31, 2025.

Intangible Assets: Our intangible assets represent the fair value for customer relationships and technology acquired in connection with prior acquisitions. Intangible assets subject to amortization were as follows (in thousands):

	August 30, 2025	May 31, 2025
Gross Amounts:
Customer Relationships (1)	$912	$911
Technology	150	150
Total Gross Amounts	$1,062	$1,061

Accumulated Amortization:
Customer Relationships	$662	$652
Technology	70	64
Total Accumulated Amortization	$732	$716

Intangible Assets, Net	$330	$345

(1) Change from prior per period reflects the impact of foreign currency translation.

The amortization expense associated with intangible assets subject to amortization for the next five years is presented in the following table (in thousands):

Fiscal Year	Amortization Expense
Remaining 2026	$45
2027	60
2028	59
2029	59
2030	37
Thereafter	70
Total amortization expense	$330

The weighted average number of years of amortization expense remaining is 6.6 years.

Accrued Liabilities: Accrued liabilities consisted of the following (in thousands):

	August 30, 2025	May 31, 2025
Compensation and payroll taxes	$4,182	$4,303
Accrued severance	556	593
Professional fees	689	522
Contract liabilities	4,722	4,545
Other accrued expenses	4,211	4,313
Accrued Liabilities	$14,360	$14,276

Warranties: We offer assurance-type warranties for specific products we manufacture. We estimate the cost to perform under the warranty obligation and recognize this estimated cost at the time of the related product sale. We record expenses related to our warranty obligations as cost of sales in our Consolidated Statements of Comprehensive Income. Each quarter, we assess the actual warranty costs incurred on a product-by-product basis and compare the warranty costs to our estimated warranty obligation. With respect to new products, estimates are based generally on knowledge of the products and warranty experience.

Warranty reserves are established for costs that are expected to be incurred after the sale and delivery of products under warranty. Warranty reserves are included in accrued liabilities on our Consolidated Balance Sheets. The warranty reserves are determined based on known product failures, historical experience and other available evidence. Warranty reserves were approximately $0.9 million as of August 30, 2025 and approximately $0.8 million as of May 31, 2025.

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

On occasion, the Company enters bill-and-hold arrangements. Each bill-and-hold arrangement is reviewed and revenue is recognized only when the control has transferred to our customer and certain criteria have been met: (i) the reason for the bill-and-hold arrangement is substantive; (ii) the product is segregated from the Company’s other inventory items held for sale; (iii) the product is ready for shipment to the customer; and (iv) the Company does not have the ability to use the product or direct it to another customer. The bill and hold revenue recognized was $1.1 million for the first quarter of fiscal 2026 and $3.1 million for the first quarter of fiscal 2025.

Contract Balances: Contract balances were as follows (in thousands):

	August 30, 2025	May 31, 2025	June 1, 2024

Accounts receivable	$27,039	$24,117	$24,845

Contract liabilities	4,722	4,545	4,520

During the three months ended August 30, 2025, the Company recognized $1.6 million of revenue upon satisfaction of the performance obligations related to the amounts included in the contract liabilities balance as of May 31, 2025. During the three months ended August 31, 2024, the Company recognized $0.9 million of revenue upon satisfaction of the performance obligations related to the amounts included in the contract liabilities balance as of June 1, 2024.

Refer to Note 9, Segment Information for a disaggregation of revenue by reportable segment which represents how our CODM reviews information internally to evaluate our financial performance and to make resource allocation and other decisions for the Company.

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

5. REVOLVING CREDIT FACILITY

The Company entered into a Credit Agreement (as amended by the First Amendment to the Credit Agreement dated April 9, 2025, the "Credit Agreement") for a three-year Revolving Credit Facility with PNC Bank N.A. on March 20, 2023 (the "Revolving Credit Facility"). The Revolving Credit Facility will mature on March 20, 2026.

The combined maximum borrowings under the Revolving Credit Facility are $30 million. Proceeds of borrowings may be used for working capital and general corporate purposes. There were no drawings or repayments under the Revolving Credit Facility during fiscal 2026. There was no amount outstanding under the Revolving Credit Facility as of August 30, 2025.

On October 7, 2025, the Company executed a three-year extension to the Credit Agreement through the Second Amendment to the Credit Agreement with a maximum borrowing limit of $20 million. The terms of the new agreement are similar to the previous Credit Agreement.

The Credit Agreement provides that the Company must maintain compliance with a maximum consolidated leverage ratio covenant and a minimum consolidated fixed charge coverage ratio, each as determined in accordance with the Credit Agreement. The Credit Agreement also contains affirmative, negative and financial covenants customary for financings of this type, including, among other things, limitations on certain other indebtedness, loans and investments, liens, mergers, asset sales, and transactions with affiliates, as well as customary events of default for financings of this type. The Company was in compliance with financial covenants under the Credit Agreement as of August 30, 2025.

Borrowings under the Revolving Credit Facility will bear interest at a rate per annum selected by the Company from the following options: (a) Term secured overnight financing rate ("SOFR") for the applicable Interest Period, plus the SOFR Adjustment for the applicable Interest Period, plus 1.25%; (b) Base Rate plus 0.25% or (c) Daily Simple risk free rate ("RFR") for Euros, plus the RFR Adjustment, plus 1.25%. Letters of credit issued under the letter of credit sub-facility will have a letter of credit fee equal to 1.25% per annum. The fee for the unused portion of the credit line is 0.10%. There were no letters of credit outstanding as of August 30, 2025.

6. LEASE OBLIGATIONS

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

The gross amounts of assets and liabilities related to operating leases on August 30, 2025 and May 31, 2025 were as follows (in thousands):

Lease Type	August 30, 2025	May 31, 2025
Right of use lease assets	$2,026	$2,276

Lease liabilities current	1,167	1,171

Lease liabilities non-current	859	1,105

The components of lease costs were as follows (in thousands):

		Three Months Ended
		August 30, 2025	August 31, 2024
Consolidated operating lease expense	Operating expenses	$399	$435

The approximate future minimum lease payments under operating leases at August 30, 2025 were as follows (in thousands):

Fiscal Year	Operating Leases
Remaining 2026	$947
2027	709
2028	310
2029	167
Total lease payments	2,133
Less imputed interest	107
Net minimum lease payments	$2,026

The weighted average remaining lease terms and interest rates of leases held by the Company as of August 30, 2025 and August 31, 2024 were as follows:

Operating Lease as of:	Weighted Average Remaining Lease Term in Years	Weighted Average Interest Rate
August 30, 2025	2.2	5.3%
August 31, 2024	2.7	4.6%

The cash activities associated with our leases for the three month periods ended August 30, 2025 and August 31, 2024 were as follows (in thousands):

		Three Months Ended
Cash Flow Source	Classification	August 30, 2025	August 31, 2024

Operating cash flows from operating leases	Operating activities	$333	$353

7. INCOME TAXES

We recorded an income tax provision of $0.4 million and $0.1 million for the first three months of fiscal 2026 and the first three months of fiscal 2025, respectively. The effective income tax rate during the first three months of fiscal 2026 was a tax provision of 18.1% as compared to a tax provision of 9.0% during the first three months of fiscal 2025. The difference in rate during the first three months of fiscal 2026 as compared to the first three months of fiscal 2025 reflects changes in our geographical distribution of income (loss). The 18.1% effective income tax rate differs from the federal statutory rate of 21% as a result of our geographical distribution of income (loss) and the utilization of the U.S. research and development credit.

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

We have historically determined that undistributed earnings of our foreign subsidiaries, to the extent of cash available, will be repatriated to the U.S. The deferred tax liability on the outside basis difference is now primarily withholding tax on future dividend distributions. There was no deferred tax liability related to undistributed earnings of our foreign subsidiaries as of August 30, 2025 and May 31, 2025.

The Company recorded a $0.3 million uncertain tax position as of August 30, 2025 as compared to $0.3 million as of May 31, 2025. We record interest related to uncertain tax positions in the income tax expense line item within the Consolidated Statements of Comprehensive Income. Accrued interest was included within the related tax liability line in the Consolidated Balance Sheets. We have recorded a liability of less than $0.1 million for interest as of August 30, 2025 and May 31, 2025.

The Company maintains a valuation allowance representing the portion of the deferred tax asset that management does not believe is more likely than not to be realized. The valuation allowance was $2.9 million as of August 30, 2025 and $2.8 million as of May 31, 2025. The valuation allowance relates to state NOLs ($1.7 million) and deferred tax assets in foreign jurisdictions where historical taxable losses have been incurred ($1.2 million). The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth.

We have considered the impact of the One Big Beautiful Bill Act ("OBBBA") on the Company’s annual effective tax rate. The impact of OBBBA on the annual effective tax rate includes the reduction in the research and development credit from the Section 280c election. These changes did not have a significant impact to the annual effective tax rate. However, the enactment of the OBBBA introduced several significant tax law modifications that, while not affecting the annual effective tax rate, do have other implications for the Company. The OBBBA makes permanent key elements of the 2017 Tax Cuts and Jobs Act, including 100% bonus depreciation and domestic research cost expensing pursuant to IRC §174 for fiscal years beginning after December 31, 2024. The Company is currently evaluating the future impact of OBBA on its financial position and these changes are anticipated to have an impact on the results of operations and cash flows.

8. EARNINGS PER SHARE

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

The allocation of undistributed earnings (loss) between common stock and Class B common stock is based on the relationship of the weighted shares outstanding for the respective stock class (common or Class B) to the total of the weighted shares outstanding for common stock and 90% of the weighted shares outstanding for Class B common stock. The adjustment to the number of outstanding Class B common stock shares reflects the limitation of Class B common stock dividends to 90% of common stock dividends.

The earnings per share (“EPS”) presented in our Unaudited Consolidated Statements of Comprehensive Income for the first quarter of fiscal 2026 and 2025 was based on the following amounts (in thousands, except per share amounts):

	Three Months Ended
	August 30, 2025		August 31, 2024
	Basic	Diluted	Basic	Diluted
Numerator for Basic and Diluted EPS:
Net income	$1,909	$1,909	$590	$590
Less dividends:
Common stock	746	746	739	739
Class B common stock	111	111	111	111
Undistributed earnings (loss)	$1,052	$1,052	$(260)	$(260)

Common stock undistributed earnings (loss)	$916	$917	$(226)	$(226)
Class B common stock undistributed earnings (loss)	136	135	(34)	(34)
Total undistributed earnings (loss)	$1,052	$1,052	$(260)	$(260)

Denominator for Basic and Diluted EPS:
Common stock weighted average shares	12,393	12,393	12,200	12,200
Effect of dilutive securities
Dilutive stock options		151		231
Denominator for diluted EPS adjusted for weighted average shares and assumed conversion		12,544		12,431
Class B common stock weighted average shares and shares under if-converted method for diluted EPS	2,049	2,049	2,049	2,049

Net income per share:
Common stock	$0.13	$0.13	$0.04	$0.04

Class B common stock	$0.12	$0.12	$0.04	$0.04

Note: There were no common stock options that were antidilutive and not included in the diluted earnings per share for the first quarter of fiscal 2026 and fiscal 2025.

9. SEGMENT INFORMATION

In June 2025, the Company reevaluated its operating segments to better align with how the CODM allocates resources and evaluates performance. The key factor in this evaluation was the sale of the majority of assets in the Healthcare segment to DirectMed and continued sale of CT tubes pursuant to an exclusive supply agreement. Accordingly, the Company decided to integrate PMT and Healthcare into one segment, thereby resulting in three reporting segments. The segment results for prior periods were retrospectively recast to reflect the new segment reporting structure.

The Company reports its financial performance to its CODM based on the three operating and reportable segments defined as follows:

Power and Microwave Technologies ("PMT") includes the power grid and microwave tube business and RF, Wireless and Power technologies. PMT provides design-in support, systems integration, prototype design and manufacturing, testing, logistics and aftermarket technical service and repair. PMT also offers its customers technical services for both microwave and industrial equipment and includes CT tubes sold to DirectMed pursuant to a supply agreement.

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

Operating results by segment are summarized in the following table (in thousands):

	Three Months Ended August 30, 2025
	PMT	GES	Canvys	Total
Sales	$39,069	$7,263	$8,275	$54,607
Cost of sales	26,843	5,113	5,722	37,678
Gross profit	12,226	2,150	2,553	16,929

Selling, general and administrative expenses				15,961

Operating income				968
Interest income				169
Foreign exchange gain				289
Other, net				904

Income before taxes				$2,330

	Three Months Ended August 31, 2024
	PMT	GES	Canvys	Total
Sales	$38,001	$8,086	$7,638	$53,725
Cost of sales	26,570	5,712	5,017	37,299
Gross profit	11,431	2,374	2,621	16,426

Selling, general and administrative expenses				16,112
Gain on disposal of property, plant and equipment				2

Operating income				316
Interest income				58
Foreign exchange gain				277
Other, net				(3)

Income before taxes				$648

The segment assets, which consists of inventories, net are summarized in the following table (in thousands):

	August 30, 2025	May 31, 2025

PMT	$77,804	$76,143
GES	17,441	17,367
Canvys	9,390	9,289
Total	$104,635	$102,799

The reconciliations of segment assets to the Consolidated Balance Sheets are summarized in the following table:

	August 30, 2025	May 31, 2025

Total segment assets	$104,635	$102,799
Cash and cash equivalents	35,654	35,901
Accounts receivable	27,039	24,117
Prepaid expenses and other assets	2,948	3,070
Property, plant and equipment, net	18,439	18,355
Intangible assets, net	330	345
Right of use lease assets	2,026	2,276
Other non-current assets	301	228
Deferred income tax assets	8,695	8,744
Total assets	$200,067	$195,835

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this report may constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. The terms “may,” “should,” “could,” “anticipate," “believe,” “continue,” “estimate,” “expect,” “intend,” “objective,” “plan,” “potential," “project” and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. These statements are based on management’s current expectations, intentions or beliefs and are subject to a number of factors, assumptions and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Factors that could cause or contribute to such differences or that might otherwise impact the business include; economic, labor and political conditions; global business disruption caused by armed conflicts in Europe and the Middle East; currency exchange fluctuations; and the ability of the Company to manage its growth and the risk factors set forth in our Annual Report on Form 10-K filed with the SEC on August 4, 2025. We undertake no obligation to update any such factor or to publicly announce the results of any revisions to any forward-looking statements contained herein whether as a result of new information, future events or otherwise.

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

INTRODUCTION

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to assist the reader in better understanding our business, results of operations, financial condition, changes in financial condition and significant developments. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes appearing elsewhere in this filing. This section is organized as follows:

•
Business Overview
•
Results of Operations – an analysis and comparison of our consolidated results of operations for the three month periods ended August 30, 2025 and August 31, 2024, as reflected in our Unaudited Consolidated Statements of Comprehensive Income.
•
Liquidity, Financial Position and Capital Resources – a discussion of our primary sources and uses of cash for three month periods ended August 30, 2025 and August 31, 2024, and a discussion of changes in our financial position.

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

Some of the Company's products are manufactured in foreign countries and imported into the United States. Accordingly, the Company’s operations are subject to tariffs and other trade protection measures. The U.S. administration has instituted certain changes, and may make additional changes, in trade policies that include the negotiation or termination of trade agreements, higher tariffs on imports into the U.S., and other measures affecting trade between the U.S. and other countries from which the Company imports. Due in part to these measures, some countries are changing their trade policies relating to goods imported from the U.S. These global trade disruptions and geopolitical tensions, together with any related downturns in the global economy, could dampen customer demand, increase market volatility, and impact currency exchange rates, all which could materially and adversely affect the Company’s financial performance.

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

The recent tariff modifications did not materially impact our results for the first quarter of fiscal 2026. However, it is possible that further tariffs may be imposed on imports of our products, including by other countries, or that our business will be impacted by changing trade relations among countries. Management continues to work with its suppliers as well as its customers to mitigate the impact of the tariffs on our customers’ markets. However, if the Company is unable to successfully pass through the additional cost of these tariffs, or if the higher prices reduce demand for the Company's products, it will have a negative effect on the Company's sales and gross margins.

The Company reports its financial performance based on the operating and reportable segments defined as follows:

Power and Microwave Technologies ("PMT") combines our core engineered solutions capabilities, power grid and microwave tube business with new disruptive RF, Wireless and Power technologies. As a designer, manufacturer, technology partner and authorized distributor, PMT’s strategy is to provide specialized technical expertise and engineered solutions based on our core engineering and manufacturing capabilities on a global basis. We provide solutions and add value through design-in support, systems integration, prototype design and manufacturing, testing, logistics and aftermarket technical service and repair - all through our existing global infrastructure. PMT’s focus is on products for power, RF and microwave applications for customers in 5G, aviation, broadcast, communications, industrial, marine, medical, military, scientific and semiconductor markets. PMT focuses on various applications including broadcast transmission, CO2 laser cutting, diagnostic imaging, dielectric and induction heating, high energy transfer, high voltage switching, plasma, power conversion, radar and radiation oncology. PMT also offers its customers technical services for both microwave and industrial equipment. After the sale of certain assets to DirectMed, the Company continues to manufacture and repair certain CT tubes and sells them exclusively to DirectMed pursuant to a supply agreement.

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

RESULTS OF OPERATIONS

Financial Summary – Three Months Ended August 30, 2025

•
The first quarter of fiscal 2026 and fiscal 2025 both contained 13 weeks.
•
Net sales during the first quarter of fiscal 2026 were $54.6 million, an increase of 1.6%, compared to net sales of $53.7 million during the first quarter of fiscal 2025.
•
Gross margin increased to 31.0% during the first quarter of fiscal 2026 compared to 30.6% during the first quarter of fiscal 2025.
•
Selling, general and administrative expenses were $16.0 million or 29.2% of net sales during the first quarter of fiscal 2026 compared to $16.1 million or 30.0% of net sales during the first quarter of fiscal 2025.
•
Operating income during the first quarter of fiscal 2026 was $1.0 million compared to an operating income of $0.3 million during the first quarter of fiscal 2025.
•
Net income during the first quarter of fiscal 2026 was $1.9 million compared to a net income of $0.6 million during the first quarter of fiscal 2025.

Net Sales and Gross Profit Analysis

Net sales by segment and percentage change during the first quarter of fiscal 2026 and fiscal 2025 were as follows (in thousands):

	Three Months Ended		FY26 vs. FY25
	August 30, 2025	August 31, 2024	% Change
PMT	$39,069	$38,001	2.8%
GES	7,263	8,086	-10.2%
Canvys	8,275	7,638	8.3%
Total	$54,607	$53,725	1.6%

During the first quarter of fiscal 2026, consolidated net sales increased 1.6% compared to the first quarter of fiscal 2025. Sales for PMT increased 2.8%, sales for GES decreased 10.2% and sales for Canvys increased 8.3%. The increase in PMT was mainly due to increased semiconductor and electron tube products. The decrease in GES reflected the project-based nature of this segment and was mainly due to the non-recurrence of a large EV Locomotive order from the year ago quarter. The increase in Canvys was attributable to sales in the European markets.

Gross profit by segment and percentage of net sales for the first quarter of fiscal 2026 and fiscal 2025 were as follows (in thousands):

	Three Months Ended
	August 30, 2025	% of Net Sales	August 31, 2024	% of Net Sales
PMT	$12,226	31.3%	$11,431	30.1%
GES	2,150	29.6%	2,374	29.4%
Canvys	2,553	30.9%	2,621	34.3%
Total	$16,929	31.0%	$16,426	30.6%

Gross profit reflects the distribution and manufacturing product margin less manufacturing variances, inventory obsolescence charges, customer returns, scrap and cycle count adjustments, engineering costs and other provisions.

Consolidated gross profit increased to $16.9 million during the first quarter of fiscal 2026 compared to $16.4 million during the first quarter of fiscal 2025. Consolidated gross margin as a percentage of net sales during the first quarter of fiscal 2026 increased to 31.0% when compared to 30.6% during the first quarter of fiscal 2025. This margin increase was mainly due to favorable product mix and improved manufacturing absorption in PMT and favorable product mix in GES with a partial offset from unfavorable product mix and higher freight costs in Canvys.

Power and Microwave Technologies

PMT net sales increased 2.8% to $39.1 million during the first quarter of fiscal 2026 from $38.0 million during the first quarter of fiscal 2025. The increase was due primarily to increased sales of engineered solutions for the semiconductor wafer fabrication market and higher sales of electron tubes. The decline in healthcare sales, which only include CT tubes, was due to the sale of assets to DirectMed in the third quarter of fiscal 2025, partially offset the sales growth for semiconductor and electron tube products. Gross margin as a percentage of net sales increased to 31.3% during the first quarter of fiscal 2026 as compared to 30.1% during the first quarter of fiscal 2025 due to product mix and improved manufacturing absorption.

Green Energy Solutions

GES net sales decreased 10.2% to $7.2 million during the first quarter of fiscal 2026 from $8.1 million during the first quarter of fiscal 2025. The decrease reflected the project-based nature of this segment and was mainly due to a large EV Locomotive order in the first quarter of 2025 that did not repeat in the first quarter of 2026. Gross margin as a percentage of net sales increased to 29.6% during the first quarter of fiscal 2026 as compared to 29.4% during the first quarter of fiscal 2025 due to product mix.

Canvys

Canvys net sales increased 8.3% to $8.3 million during the first quarter of fiscal 2026 from $7.6 million during the first quarter of fiscal 2025, due to higher sales in the European markets. Gross margin as a percentage of net sales decreased to 30.9% during the first quarter of fiscal 2026 from 34.3% during the first quarter of fiscal 2025 primarily due to product mix and higher freight costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) decreased to $16.0 million for the first quarter of fiscal 2026 when compared to $16.1 million for the year ago quarter. This decrease of $0.1 million or less than 1% from the first quarter of fiscal 2025 mainly reflected lower travel costs. Expressed as a percentage of net sales, SG&A was 29.2% for the first quarter of fiscal 2026 compared to 30.0% in the first quarter of fiscal 2025.

Other Income/Expense

Other income and expense includes interest income, foreign exchange gains and foreign exchange losses. Our foreign exchange gains and losses are primarily due to the translation of U.S. dollars held in non-U.S. entities. We currently do not utilize derivative instruments to manage our exposure to foreign currency.

Other income during the first quarter of fiscal 2026 totaled $1.4 million compared to $0.3 million for first quarter of fiscal 2025. The increase from the year ago quarter was mainly due to a non-recurring gain of $0.9 million.

Income Tax Provision

We recorded an income tax provision of $0.4 million and $0.1 million for the first three months of fiscal 2026 and the first three months of fiscal 2025, respectively. The effective income tax rate during the first three months of fiscal 2026 was a tax provision of 18.1% as compared to a tax provision of 9.0% during the first three months of fiscal 2025. The difference in rate during the first three months of fiscal 2026 as compared to the first three months of fiscal 2025 reflects changes in our geographical distribution of income (loss). The 18.1% effective income tax rate differs from the federal statutory rate of 21% as a result of our geographical distribution of income (loss) and the utilization of the U.S. research and development credit.

The Company recorded a $0.3 million uncertain tax position as of August 30, 2025 as compared to $0.3 million as of May 31, 2025. We record interest related to uncertain tax positions in the income tax expense line item within the Consolidated Statements of Comprehensive Income. Accrued interest was included within the related tax liability line in the Consolidated Balance Sheets. We have recorded a liability of less than $0.1 million for interest as of August 30, 2025 and May 31, 2025.

The Company maintains a valuation allowance representing the portion of the deferred tax asset that management does not believe is more likely than not to be realized. The valuation allowance was $2.9 million as of August 30, 2025 and $2.8 million as of May 31, 2025. The valuation allowance relates to state NOLs ($1.7 million) and deferred tax assets in foreign jurisdictions where historical taxable losses have been incurred ($1.2 million). The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth.

We have considered the impact of the One Big Beautiful Bill Act ("OBBBA") on the Company’s annual effective tax rate. The impact of OBBBA on the annual effective tax rate includes the reduction in the research and development credit from the Section 280c election. These changes did not have a significant impact to the annual effective tax rate. However, the enactment of the OBBBA introduced several significant tax law modifications that, while not affecting the annual effective tax rate, do have other implications for the Company. The OBBBA makes permanent key elements of the 2017 Tax Cuts and Jobs Act, including 100% bonus depreciation and domestic research cost expensing pursuant to IRC §174 for fiscal years beginning after December 31, 2024. The Company is currently evaluating the future impact of OBBA on its financial position and these changes are anticipated to have an impact on the results of operations and cash flows.

Net Income and Per Share Data

Net income during the first quarter of fiscal 2026 was $1.9 million, or $0.13 per diluted common share and $0.12 per Class B diluted common share as compared to a net income of $0.6 million during the first quarter of fiscal 2025 or $0.04 per diluted common share and $0.04 per Class B diluted common share.

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

Our operations and cash needs have been primarily financed through operations and cash on hand.

Cash and cash equivalents were $35.7 million at August 30, 2025. Cash and cash equivalents by geographic area on August 30, 2025 consisted of $16.5 million in North America, $10.1 million in Europe, $1.0 million in Latin America and $8.1 million in Asia/Pacific. No cash was repatriated to the United States in the first three months of fiscal 2026. Although the Tax Cuts and Jobs Act generally eliminated federal income tax on future cash repatriation to the United States, cash repatriation may be subject to state and local taxes, withholding or similar taxes. See Note 9, Income Taxes, of the notes to our consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended May 31, 2025, filed with the SEC on August 4, 2025, for further information.

Cash and cash equivalents were $35.9 million at May 31, 2025. Cash and cash equivalents by geographic area at May 31, 2025 consisted of $19.5 million in North America, $7.7 million in Europe, $0.9 million in Latin America and $7.8 million in Asia/Pacific. No cash was repatriated to the United States in fiscal 2025.

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

On March 20, 2023, the Company established a senior, secured revolving credit facility agreement with a three-year term in an aggregate principal amount not to exceed $30 million, including a swingline loan and a letter of credit sub-facility (collectively, the "Revolving Credit Facility") with PNC Bank N. A. This Credit Agreement was amended by the First Amendment to the Credit Agreement dated April 9, 2025. The Revolving Credit Facility is guaranteed by the Company's domestic subsidiaries. Proceeds of the borrowings under the Revolving Credit Facility, if any, are expected to be used for working capital and general corporate purposes of the Company and its subsidiaries. There were no drawings or repayments under the Revolving Credit Facility as of August 30, 2025 and through the report release date. As of August 30, 2025 and through the report release date, no amounts were outstanding under the Revolving Credit Facility.

On October 7, 2025, the Company executed a three-year extension to the Credit Agreement through the Second Amendment to the Credit Agreement with a maximum borrowing limit of $20 million. The terms of the new agreement are similar to the previous Credit Agreement. See Note 5, Revolving Credit Facility, included in Part I, Item 1 for further information.

Cash Flows from Operating Activities

Cash flows from operating activities are primarily a result of our net income adjusted for non-cash items and changes in our operating assets and liabilities.

Operating activities generated $1.4 million of cash during the first three months of fiscal 2026. We had a net income of $1.9 million during the first three months of fiscal 2026, which included non-cash share-based compensation expense of $0.6 million associated with the issuance of stock option and restricted stock awards, inventory reserve provisions of $0.1 million, unrealized foreign exchange gain of $0.5 million, depreciation and amortization expense of $1.0 million associated with our property, plant and equipment and intangible assets. Changes in our operating assets and liabilities utilized $1.8 million in cash during the first three months of fiscal 2026, net of foreign currency exchange gains and losses, included an increase in accounts receivable of $2.7 million, an increase in inventories of $0.6 million and an increase in accounts payable and accrued liabilities of $1.5 million. The increase in accounts receivable was primarily due to the higher level of sales compared to the fourth quarter of fiscal 2025. The change in accounts payable and accrued liabilities was timing related.

Operating activities generated $0.4 million of cash during the first three months of fiscal 2025. We had a net income of $0.6 million during the first three months of fiscal 2025, which included non-cash share-based compensation expense of $0.6 million associated with the issuance of stock option and restricted stock awards, inventory reserve provisions of $0.1 million, unrealized foreign exchange gain of $0.4 million and depreciation and amortization expense of $1.0 million associated with our property, plant and equipment and intangible assets. Changes in our operating assets and liabilities used $1.9 million in cash during the first three months of fiscal 2025, net of foreign currency exchange gains and losses included an increase in inventory of $0.1 million and an increase in accounts receivable of $5.9 million. Partially offsetting the cash utilization was an increase in accounts payable and accrued liabilities of $4.1 million. The increase in accounts receivable was primarily due to the higher level of sales for the current quarter compared to the prior quarter. The changes in accounts payable and accrued liabilities were timing related.

Cash Flows from Investing Activities

Cash used in investing activities of $1.0 million during the first three months of fiscal 2026 was due to capital expenditures. Capital expenditures were primarily related to our IT system and LaFox manufacturing and facilities. LaFox manufacturing primarily supports the PMT and GES segments.

Cash used in investing activities of $0.9 million during the first three months of fiscal 2025 was due to capital expenditures. Capital expenditures were primarily related to our IT system and LaFox manufacturing and facilities. LaFox manufacturing primarily supports the PMT and GES segments.

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

Cash used in financing activities of $0.9 million during the first three months of fiscal 2026 primarily resulted from $0.9 million of dividend payments to stockholders partially offset by $0.1 million of proceeds from the issuance of stock.

Cash used in financing activities of $0.9 million during the first three months of fiscal 2025 primarily resulted from $0.9 million of dividend payments to stockholders partially offset by $0.1 million of proceeds from the issuance of stock.

Critical Accounting Estimates

The preparation of financial statements in conformity with United States Generally Accepted Accounting Principles ("GAAP”) and pursuant to the rules and regulations of the SEC, we make assumptions, judgments and estimates that affect the reported amounts of assets, liabilities, revenue and expenses and the related disclosures of contingent assets and liabilities. Our assumptions, judgments and estimates are based on historical experience and various other factors deemed relevant. Actual results could be materially different from those estimates under different assumptions or conditions. We evaluate our assumptions, judgments and estimates on a regular basis. We also discuss our critical accounting estimates with the Audit Committee of the Board of Directors.

There have been no material changes in our critical accounting estimates from those disclosed in our Annual Report on Form 10-K for the year ended May 31, 2025, filed with the SEC on August 4, 2025. We are not aware of any specific events or circumstances that would require us to update our estimates, assumptions and judgments.

Impact of New Accounting Standards

For information about recently issued accounting pronouncements, see Note 3, New Accounting Pronouncements - Not Yet Adopted, included in Part I, Item 1.

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

The interpretation and analysis of these disclosures should not be considered in isolation since such variances in exchange rates would likely influence other economic factors. Such factors, which are not readily quantifiable, would likely also affect our operations. Additional disclosure regarding various market risks is set forth in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended May 31, 2025 filed with the SEC on August 4, 2025.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of August 30, 2025.

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

(b) Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the first quarter of fiscal 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2025, filed with the SEC on August 4, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

a) Form 8-K disclosures for the quarter covered by this Form 10-Q:

Submission of Matters to Vote of Security Holders

We held our annual meeting of stockholders on October 7, 2025. At the annual meeting, our stockholders (i) elected each of the nominees listed below to the Company’s Board of Directors to serve for a term expiring at the 2026 Annual Meeting; (ii) ratified the selection of BDO USA, P.C. as our independent registered public accounting firm for fiscal 2026; (iii) approved, on an advisory basis, the compensation of the Company’s named executive officers; (iv) approved an amendment to the Amended and Restated 2011 Long-Term Incentive Plan to increase the number of shares available for issuance under the plan and (v) approved the Second Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock.

The final results for the votes regarding each proposal are set forth below:

1. The voting results with respect to the election of each director were as follows

Nominee	For	Against/Withhold	Broker Non-Votes
Edward J. Richardson	26,534,988	1,846,598	1,560,278
Wendy S. Diddell	28,108,887	272,699	1,560,278
Jacques Belin	25,234,034	3,147,552	1,560,278
James Benham	25,218,445	3,163,141	1,560,278
Kenneth Halverson	25,235,834	3,145,752	1,560,278
Robert H. Kluge	26,413,163	1,968,423	1,560,278
Paul J. Plante	23,996,877	4,384,709	1,560,278

2. The voting results with respect to the ratification of the selection of BDO USA, P.C. as our independent registered public accounting firm for fiscal 2026 was approved with 28,757,417 votes “FOR”, 1,170,313 votes “AGAINST/WITHHOLD” and 14,134 votes “ABSTAIN”.

3. The voting results with respect to the approval, on an advisory basis, the compensation of our Named Executive Officers was approved with 27,967,319 votes “FOR”, 340,869 votes “AGAINST/WITHHOLD” and 73,398 votes “ABSTAIN" and 1,560,278 broker non-votes.

4. The voting results with respect to Amended and Restated 2011 Long-Term Incentive Plan to increase the number of shares available for issuance under the plan approved with 23,822,697 votes “FOR”, 3,181,295 votes “AGAINST/WITHHOLD” and 1,377,594 votes “ABSTAIN" and 1,560,278 broker non-votes.

5. The voting results with respect to the Second Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock was approved with the following votes by class of stock:

Nominee	For	Against/Withhold	Abstain
Common stock	9,521,479	323,006	5,809

Class B common stock	20,091,570	-	-

Common and Class B stock combined	29,613,049	323,006	5,809

b) Not applicable.

c) 10b5-1 trading arrangements:

None.

ITEM 6. EXHIBITS

Exhibit Index

Exhibit Number	Description

3.1	Second Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Annex III of the Definitive Proxy Statement on Schedule 14A dated August 25, 2025).

3.2	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 15, 2017).

10.1

Second Amendment to the Credit Agreement, dated as of October 7, 2025, among the Company, the Guarantors party thereto, the Lenders party thereto and PNC Bank NA, as Administrative Agent, Swingline Lender and Issuing Lender thereunder.

31.1	Certification of Edward J. Richardson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Robert J. Ben pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from our Quarterly Report on Form 10-Q for the first quarter of fiscal 2026, filed with the SEC on October 9, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Comprehensive Income, (iii) the Unaudited Consolidated Statements of Cash Flows, (iv) the Unaudited Consolidated Statements of Stockholders’ Equity and (v) Notes to Unaudited Consolidated Financial Statements.

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

RICHARDSON ELECTRONICS, LTD.

Date: October 9, 2025	By:	/s/ Robert J. Ben
Robert J. Ben Chief Financial Officer and Chief Accounting Officer (on behalf of the Registrant and as Principal Financial Officer)