Form 10-Q
period 2025-11-29
RICHARDSON ELECTRONICS, LTD.
filed 2026-01-08
CIK 355948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 29, 2025

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

As of January 5, 2026, there were 12,481,251 outstanding shares of Common Stock, $0.05 par value and 2,036,671 outstanding shares of Class B Common Stock, $0.05 par value, which are convertible into Common Stock of the registrant on a share for share basis.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Richardson Electronics, Ltd.

Consolidated Balance Sheets

(in thousands, except per share amounts)

	Unaudited	Audited
	November 29, 2025	May 31, 2025
Assets
Current assets:
Cash and cash equivalents	$33,138	$35,901
Accounts receivable, less allowance for credit losses of $301 and $250, respectively	27,393	24,117
Inventories, net	105,167	102,799
Prepaid expenses and other assets	5,845	3,070
Total current assets	171,543	165,887
Non-current assets:
Property, plant and equipment, net	19,111	18,355
Intangible assets, net	314	345
Right of use lease assets, net	1,742	2,276
Deferred income tax assets	8,696	8,744
Other non-current assets	360	228
Total non-current assets	30,223	29,948
Total assets	$201,766	$195,835
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$23,574	$21,339
Accrued liabilities	16,824	14,276
Lease liabilities current	1,038	1,171
Total current liabilities	41,436	36,786
Non-current liabilities:
Deferred income tax liabilities	82	81
Lease liabilities non-current	704	1,105
Other non-current liabilities	1,069	1,204
Total non-current liabilities	1,855	2,390
Total liabilities	43,291	39,176
Commitments and contingencies (Note 4)
Stockholders’ Equity
Common stock, $0.05 par value; 12,481 and 12,362 shares issued and outstanding on November 29, 2025 and May 31, 2025, respectively	623	618
Class B common stock, convertible, $0.05 par value; 2,037 and 2,049 shares issued and outstanding on November 29, 2025 and May 31, 2025, respectively	102	102
Additional paid-in-capital	75,521	74,445
Retained earnings	79,412	79,340
Accumulated other comprehensive income	2,817	2,154
Total stockholders' equity	158,475	156,659
Total liabilities and stockholders’ equity	$201,766	$195,835

Refer to the accompanying Notes to Unaudited Consolidated Financial Statements.

Richardson Electronics, Ltd.

Unaudited Consolidated Statements of Comprehensive (Loss) Income

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	November 29, 2025	November 30, 2024	November 29, 2025	November 30, 2024
Net sales	$52,288	$49,491	$106,895	$103,216
Cost of sales	36,211	34,165	73,889	71,464
Gross profit	16,077	15,326	33,006	31,752
Selling, general and administrative expenses	15,942	15,995	31,903	32,107
Loss (gain) on disposal of property, plant and equipment	3	(2)	3	(4)
Operating income (loss)	132	(667)	1,100	(351)
Other income (expense):
Interest income	145	45	314	103
Foreign exchange loss	(479)	(437)	(190)	(160)
Other, net	6	4	910	1
Total other (expense) income	(328)	(388)	1,034	(56)
(Loss) income before income taxes	(196)	(1,055)	2,134	(407)
Income tax (benefit) provision	(75)	(304)	346	(246)
Net (loss) income	(121)	(751)	1,788	(161)
Foreign currency translation (loss) gain, net of tax	(391)	(1,748)	663	(1,112)
Comprehensive (loss) income	$(512)	$(2,499)	$2,451	$(1,273)

Net (loss) income per share:
Common stock - Basic	$(0.01)	$(0.05)	$0.12	$(0.01)
Class B common stock - Basic	(0.01)	(0.05)	0.11	(0.01)
Common stock - Diluted	(0.01)	(0.05)	0.12	(0.01)
Class B common stock - Diluted	(0.01)	(0.05)	0.11	(0.01)

Weighted average number of shares:
Common stock – Basic	12,459	12,315	12,426	12,258
Class B common stock – Basic	2,047	2,049	2,048	2,049
Common stock – Diluted	12,459	12,315	12,583	12,258
Class B common stock – Diluted	2,047	2,049	2,048	2,049

Refer to the accompanying Notes to Unaudited Consolidated Financial Statements.

Richardson Electronics, Ltd.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended		Six Months Ended
	November 29, 2025	November 30, 2024	November 29, 2025	November 30, 2024
Operating activities:
Net (loss) income	$(121)	$(751)	$1,788	$(161)
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Unrealized foreign currency loss (gain)	347	141	(164)	(241)
Depreciation and amortization	937	1,015	1,908	2,059
Inventory provisions	77	84	179	223
Share-based compensation expense	325	313	966	906
Loss (gain) on disposal of property, plant and equipment	3	(2)	3	(4)
Deferred income taxes	(13)	(21)	36	(79)
Change in assets and liabilities:
Accounts receivable	(520)	4,721	(3,174)	(1,137)
Inventories	(915)	(1,617)	(1,493)	(1,741)
Prepaid expenses and other assets	(2,981)	67	(2,921)	38
Accounts payable	462	500	2,088	4,664
Accrued liabilities	2,511	641	2,361	546
Other	(211)	374	(309)	804
Net cash (used in) provided by operating activities	(99)	5,465	1,268	5,877
Investing activities:
Capital expenditures	(1,606)	(517)	(2,631)	(1,443)
Proceeds from sale of property, plant and equipment	—	—	—	7
Net cash used in investing activities	(1,606)	(517)	(2,631)	(1,436)
Financing activities:
Proceeds from issuance of common stock	153	163	214	307
Cash dividends paid on common and Class B common stock	(859)	(853)	(1,716)	(1,703)
Proceeds from revolving credit facility	—	—	—	1,000
Repayment of revolving credit facility	—	—	—	(1,000)
Other	—	3	(99)	(159)
Net cash used in financing activities	(706)	(687)	(1,601)	(1,555)
Effect of exchange rate changes on cash and cash equivalents	(105)	(661)	201	(514)
(Decrease) increase in cash and cash equivalents	(2,516)	3,600	(2,763)	2,372
Cash and cash equivalents at beginning of period	35,654	23,035	35,901	24,263
Cash and cash equivalents at end of period	$33,138	$26,635	$33,138	$26,635

Refer to the accompanying Notes to Unaudited Consolidated Financial Statements.

Richardson Electronics, Ltd.

Unaudited Consolidated Statements of Stockholders’ Equity

(in thousands, except per share amounts)

A summary of the stockholders' equity for the three and six months ended November 29, 2025, follows:

	Common Stock	Class B Common Stock	Par Value	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance August 30, 2025	12,444	2,049	$724	$75,044	$80,392	$3,208	$159,368
Comprehensive income:
Net loss	—	—	—	—	(121)	—	(121)
Foreign currency translation, net of tax	—	—	—	—	—	(391)	(391)
Share-based compensation:
Restricted stock	—	—	—	154	—	—	154
Stock options	—	—	—	171	—	—	171
Common stock:
Options exercised	25	—	—	152	—	—	152
Class B converted to common	12	(12)	1	—	—	—	1
Dividends paid to:
Common ($0.060 per share)	—	—	—	—	(748)	—	(748)
Class B common ($0.054 per share)	—	—	—	—	(111)	—	(111)
Balance November 29, 2025	12,481	2,037	$725	$75,521	$79,412	$2,817	$158,475

	Common Stock	Class B Common Stock	Par Value	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance May 31, 2025	12,362	2,049	$720	$74,445	$79,340	$2,154	$156,659
Comprehensive income:
Net income	—	—	—	—	1,788	—	1,788
Foreign currency translation, net of tax	—	—	—	—	—	663	663
Share-based compensation:
Restricted stock	—	—	—	570	—	—	570
Stock options	—	—	—	396	—	—	396
Common stock:
Options exercised	36	—	1	212	—	—	213
Class B converted to common	12	(12)	1	—			1
Restricted stock issuance	71	—	3	(102)	—	—	(99)
Dividends paid to:
Common ($0.12 per share)	—	—	—	—	(1,494)	—	(1,494)
Class B common ($0.108 per share)	—	—	—	—	(222)	—	(222)
Balance November 29, 2025	12,481	2,037	$725	$75,521	$79,412	$2,817	$158,475

Refer to the accompanying Notes to Unaudited Consolidated Financial Statements.

A summary of the stockholders' equity for the three and six months ended November 30, 2024, follows:

	Common Stock	Class B Common Stock	Par Value	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance August 31, 2024:	12,331	2,049	$719	$73,315	$83,630	$1,400	$159,064
Comprehensive loss:
Net loss	—	—	—	—	(751)	—	(751)
Foreign currency translation, net of tax	—	—	—	—	—	(1,748)	(1,748)
Share-based compensation:
Restricted stock	—	—	—	178	—	—	178
Stock options	—	—	—	135	—	—	135
Common stock:
Options exercised	28	—	1	165	—	—	166
Dividends paid to:
Common ($0.060 per share)	—	—	—	—	(742)	—	(742)
Class B common ($0.054 per share)	—	—	—	—	(111)	—	(111)
Balance November 30, 2024	12,359	2,049	$720	$73,793	$82,026	$(348)	$156,191

	Common Stock	Class B Common Stock	Par Value	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance June 1, 2024:	12,254	2,049	$715	$72,744	$83,729	$764	$157,952
Comprehensive loss:
Net loss	—	—	—	—	(161)	—	(161)
Foreign currency translation, net of tax	—	—	—	—	161	(1,112)	(951)
Share-based compensation:
Restricted stock	—	—	—	602	—	—	602
Stock options	—	—	—	304	—	—	304
Common stock:
Options exercised	45	—	2	305	—	—	307
Restricted stock issuance	60	—	3	(162)	—	—	(159)
Dividends paid to:
Common ($0.12 per share)	—	—	—	—	(1,481)	—	(1,481)
Class B common ($0.108 per share)	—	—	—	—	(222)	—	(222)
Balance November 30, 2024	12,359	2,049	$720	$73,793	$82,026	$(348)	$156,191

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

During the fiscal year ended May 31, 2025 and prior, we had four reportable segments: Power and Microwave Technologies ("PMT"), Green Energy Solutions ("GES"), Canvys, and Healthcare. Beginning June 1, 2025, we realigned our operating segment structure and now have three segments: PMT, GES and Canvys. The change in operating segments is predicated on how the Company's chief operating decision maker ("CODM") makes operating decisions and assesses business performance. Prior segment information has been recast to reflect the realignment. Refer to Note 9, Segment Information, for discussion of the Company's segment reporting structure, including the recent changes.

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

Our fiscal quarter ends on the Saturday nearest the end of the quarter-ending month. The second quarter of fiscal 2026 and fiscal 2025 both contained 13 weeks. The first six months of fiscal 2026 and fiscal 2025 both contained 26 weeks. In the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results of interim periods have been made. All inter-company transactions and balances have been eliminated. The Unaudited Consolidated Financial Statements presented herein include the accounts of our wholly owned subsidiaries. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to applicable rules and regulations. The results of our operations for the six months ended November 29, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending May 30, 2026.

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

In December 2025, the FASB issued ASU 2025-11 – Interim Reporting (“ASU 2025-11”) which is intended to improve the navigability of the guidance in ASC 270, Interim Reporting, and clarify when it applies. Under the amendments, an entity is subject to ASC 270 if it provides interim financial statements and notes in accordance with GAAP. ASU 2025-11 also addresses the form and content of such financial statements, interim disclosures requirements, and establishes a principle under which an entity must disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, and early adoption is permitted. The Company is currently evaluating the impact the adoption of ASU 2025-11 may have on the Company’s consolidated financial statements and disclosures.

4. SUMMARY OF ACCOUNTING POLICIES

Inventories, net: Our consolidated inventories were stated at the lower of cost and net realizable value, generally using a weighted-average cost method. Our net inventories include approximately $89.7 million of finished goods, $11.3 million of raw materials and $4.2 million of work-in-progress as of November 29, 2025, as compared to approximately $86.4 million of finished goods, $11.5 million of raw materials and $4.9 million of work-in-progress as of May 31, 2025.

Provisions for obsolete or slow-moving inventories are recorded based upon regular analysis of stock rotation privileges, obsolescence, the exiting of certain markets and assumptions about future demand and market conditions. If future demand changes in the industry or market conditions differ from management’s estimates, additional provisions may be necessary. Inventory reserves were approximately $7.7 million as of November 29, 2025 and $7.6 million as of May 31, 2025.

Intangible Assets: Our intangible assets represent the fair value for customer relationships and technology acquired in connection with prior acquisitions. Intangible assets subject to amortization were as follows (in thousands):

	November 29, 2025	May 31, 2025
Gross Amounts:
Customer Relationships (1)	$906	$911
Technology	150	150
Total Gross Amounts	$1,056	$1,061

Accumulated Amortization:
Customer Relationships	$667	$652
Technology	75	64
Total Accumulated Amortization	$742	$716

Intangible Assets, Net	$314	$345

(1) Change from prior per period reflects the impact of foreign currency translation.

The amortization expense associated with intangible assets subject to amortization for the next five years is presented in the following table (in thousands):

Fiscal Year	Amortization Expense
Remaining 2026	$30
2027	60
2028	59
2029	59
2030	37
Thereafter	69
Total amortization expense	$314

The weighted average number of years of amortization expense remaining is 6.5 years.

Accrued Liabilities: Accrued liabilities consisted of the following (in thousands):

	November 29, 2025	May 31, 2025
Compensation and payroll taxes	$4,778	$4,303
Accrued severance	577	593
Professional fees	807	522
Contract liabilities	6,499	4,545
Other accrued expenses	4,163	4,313
Accrued Liabilities	$16,824	$14,276

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

Warranty reserves are established for costs that are expected to be incurred after the sale and delivery of products under warranty. Warranty reserves are included in accrued liabilities on our Consolidated Balance Sheets. The warranty reserves are determined based on known product failures, historical experience and other available evidence. Warranty reserves were approximately $0.8 million as of November 29, 2025 and approximately $0.8 million as of May 31, 2025.

Common and Class B Common Stock: At the Annual Meeting held on October 7, 2025, stockholders approved the Second Amended and Restated Certificate of Incorporation which increased the aggregate number of shares for issuance to twenty-five million shares (25,000,000) consisting of twenty-two million (22,000,000) shares of common stock, three million shares (3,000,000) of Class B common stock and no shares of preferred stock. The Class B common stock has 10 votes per share and has transferability restrictions; however, Class B common stock may be converted into common stock on a share-for-share basis at any time. With respect to dividends and distributions, shares of common stock and Class B common stock rank equally and have the same rights, except that Class B common stock cash dividends are limited to 90% of the amount of Class A common stock cash dividends.

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

Our customers are generally not resellers, but rather businesses that incorporate our products into their processes from which they generate an economic benefit. The goods are also distinct in that each item sold to the customer is clearly identified on both the purchase order and resulting invoice. Each product we sell benefits the customer independently of the other products. Each item on each purchase order from the customer can be used by the customer unrelated to any other products we provide to the customer. We derive most revenue from the sale of products. Generally, the performance obligation under contracts are satisfied when there is a transfer of control of the products to our customer, which is primarily upon shipment or, in certain instances, upon the delivery of the products to the named customer location.

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

On occasion, the Company enters bill-and-hold arrangements. Each bill-and-hold arrangement is reviewed and revenue is recognized only when the control has transferred to our customer and certain criteria have been met: (i) the reason for the bill-and-hold arrangement is substantive; (ii) the product is segregated from the Company’s other inventory items held for sale; (iii) the product is ready for shipment to the customer; and (iv) the Company does not have the ability to use the product or direct it to another customer. No bill and hold revenue was recognized for the three months ended November 29, 2025, and November 30, 2024. The bill and hold revenue recognized for the six months ended November 29, 2025 and November 30, 2024 was $1.1 million and $3.1 million, respectively.

Contract Balances: Contract balances were as follows (in thousands):

	November 29, 2025	May 31, 2025	June 1, 2024

Accounts receivable	$27,393	$24,117	$24,845

Contract liabilities	6,499	4,545	4,520

During the three and six months ended November 29, 2025 the Company recognized $0.5 million and $2.1 million, respectively, of revenue upon satisfaction of performance obligations related to amounts that were included in the contract liabilities balance as of May 31, 2025. During the three and six months ended November 30, 2024, the Company recognized $1.2 million and $2.1 million, respectively, of revenue upon satisfaction of performance obligations related to amounts that were included in the contract liabilities balance as of June 1, 2024.

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

5. REVOLVING CREDIT FACILITY

On October 7, 2025, the Company executed a three-year extension to the PNC Credit Agreement through the Second Amendment to the Credit Agreement with a maximum borrowing limit of $20 million. The Revolving Credit Facility will mature on October 7, 2028. The terms of the new agreement are similar to the previous Credit Agreement. Proceeds of borrowings may be used for working capital and general corporate purposes. There were no drawings or repayments under the Revolving Credit Facility during fiscal 2026. There was no amount outstanding under the Revolving Credit Facility as of November 29, 2025.

The Credit Agreement provides that the Company must maintain compliance with a maximum consolidated leverage ratio covenant and a minimum consolidated fixed charge coverage ratio, each as determined in accordance with the Credit Agreement. The Credit Agreement also contains affirmative, negative and financial covenants customary for financings of this type, including, among other things, limitations on certain other indebtedness, loans and investments, liens, mergers, asset sales, and transactions with affiliates, as well as customary events of default for financings of this type. The Company was in compliance with financial covenants under the Credit Agreement as of November 29, 2025.

Borrowings under the Revolving Credit Facility will bear interest at a rate per annum selected by the Company from the following options: (a) Term secured overnight financing rate ("SOFR") for the applicable Interest Period, plus the SOFR Adjustment for the applicable Interest Period, plus 1.25%; (b) Base Rate plus 0.25% or (c) Daily Simple risk free rate ("RFR") for Euros, plus the RFR Adjustment, plus 1.25%. Letters of credit issued under the letter of credit sub-facility will have a letter of credit fee equal to 1.25% per annum. The fee for the unused portion of the credit line is 0.10%. There were no letters of credit outstanding as of November 29, 2025.

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

The gross amounts of assets and liabilities related to operating leases on November 29, 2025 and May 31, 2025 were as follows (in thousands):

Lease Type	November 29, 2025	May 31, 2025
Right of use lease assets, net	$1,742	$2,276

Lease liabilities current	1,038	1,171

Lease liabilities non-current	704	1,105

The components of lease costs were as follows (in thousands):

		Three Months Ended
		November 29, 2025	November 30, 2024
Consolidated operating lease expense	Operating expenses	$440	$419

		Six Months Ended
		November 29, 2025	November 30, 2024
Consolidated operating lease expense	Operating expenses	$839	$854

The approximate future minimum lease payments under operating leases at November 29, 2025 were as follows (in thousands):

Fiscal Year	Operating Leases
Remaining 2026	$632
2027	711
2028	316
2029	169
Total lease payments	1,828
Less imputed interest	86
Net minimum lease payments	$1,742

The weighted average remaining lease terms and interest rates of leases held by the Company as of November 29, 2025 and November 30, 2024 were as follows:

Operating Lease as of:	Weighted Average Remaining Lease Term in Years	Weighted Average Interest Rate
November 29, 2025	2.1	5.2%
November 30, 2024	4.8	4.8%

The cash activities associated with our leases for the three and six month periods ended November 29, 2025 and November 30, 2024 were as follows (in thousands):

		Three Months Ended
Cash Flow Source	Classification	November 29, 2025	November 30, 2024

Operating cash flows from operating leases	Operating activities	$327	$343

		Six Months Ended
Cash Flow Source	Classification	November 29, 2025	November 30, 2024

Operating cash flows from operating leases	Operating activities	$660	$696

7. INCOME TAXES

We recorded an income tax provision of $0.3 million and an income tax benefit of $0.2 million for the first six months of fiscal 2026 and the first six months of fiscal 2025, respectively. The effective income tax rate during the first six months of fiscal 2026 was a tax provision of 16.2% as compared to a tax benefit of 60.4% during the first six months of fiscal 2025. The difference in rate during the first six months of fiscal 2026 as compared to the first six months of fiscal 2025 reflects changes in our geographical distribution of income (loss). The 16.2% effective income tax rate differs from the federal statutory rate of 21% as a result of our geographical distribution of income (loss) and the utilization of the U.S. research and development credit.

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

We have historically determined that undistributed earnings of our foreign subsidiaries, to the extent of cash available, will be repatriated to the U.S. The deferred tax liability on the outside basis difference is now primarily withholding tax on future dividend distributions. There was no deferred tax liability related to undistributed earnings of our foreign subsidiaries as of November 29, 2025 and May 31, 2025.

The Company's reserve for uncertain tax positions totaled $0.3 million as of November 29, 2025 and May 31, 2025. We record interest related to uncertain tax positions in the income tax expense line item within the Consolidated Statements of Comprehensive (Loss) Income. Accrued interest was included within the related tax liability line in the Consolidated Balance Sheets. We have recorded a liability of less than $0.1 million for interest as of November 29, 2025 and May 31, 2025.

The Company maintains a valuation allowance representing the portion of the deferred tax asset that management does not believe is more likely than not to be realized. The valuation allowance was $2.9 million as of November 29, 2025 and $2.8 million as of May 31, 2025. The valuation allowance relates to state NOLs ($1.7 million) and deferred tax assets in foreign jurisdictions where historical taxable losses have been incurred ($1.2 million). The amount of the deferred tax asset is not considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth.

We have considered the impact of the One Big Beautiful Bill Act (“OBBBA”) on the Company’s annual effective tax rate. The impact of OBBBA on the annual effective tax rate includes the reduction in the research and development credit from the Section 280c election. These changes did not have a significant impact to the annual effective tax rate. However, the enactment of the OBBBA introduced several significant tax law modifications that, while not affecting the annual effective tax rate, do have other implications for the Company. The OBBBA makes permanent key elements of the 2017 Tax Cuts and Jobs Act, including 100% bonus depreciation and domestic research cost expensing pursuant to IRC §174 for fiscal year beginning after December 31, 2024. The Company is currently evaluating the future impact of OBBBA on its financial position.

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

The earnings per share (“EPS”) presented in our Unaudited Consolidated Statements of Comprehensive (Loss) Income was based on the following amounts (in thousands, except per share amounts):

	Three Months Ended
	November 29, 2025		November 30, 2024
	Basic	Diluted	Basic	Diluted
Numerator for Basic and Diluted EPS:
Net loss	$(121)	$(121)	$(751)	$(751)
Less dividends:
Common stock	748	748	742	742
Class B common stock	111	111	111	111
Undistributed loss	$(980)	$(980)	$(1,604)	$(1,604)

Common stock undistributed loss	$(854)	$(854)	$(1,395)	$(1,395)
Class B common stock undistributed loss	(126)	(126)	(209)	(209)
Total undistributed loss	$(980)	$(980)	$(1,604)	$(1,604)

Denominator for Basic and Diluted EPS:
Common stock weighted average shares	12,459	12,459	12,315	12,315
Effect of dilutive securities
Dilutive stock options		—		—
Denominator for diluted EPS adjusted for weighted average shares and assumed conversion		12,459		12,315
Class B common stock weighted average shares and shares under if-converted method for diluted EPS	2,047	2,047	2,049	2,049

Net loss per share:
Common stock	$(0.01)	$(0.01)	$(0.05)	$(0.05)

Class B common stock	$(0.01)	$(0.01)	$(0.05)	$(0.05)

Note: There were 162 common stock options that were antidilutive and not included in the diluted earnings per share for the second quarter of fiscal 2026. There were 249 common stock options that were anti-dilutive and not included in the diluted earnings per share for the second quarter of fiscal 2025.

	Six Months Ended
	November 29, 2025		November 30, 2024
	Basic	Diluted	Basic	Diluted
Numerator for Basic and Diluted EPS:
Net income (loss)	$1,788	$1,788	$(161)	$(161)
Less dividends:
Common stock	1,494	1,494	1,481	1,481
Class B common stock	222	222	222	222
Undistributed earnings (loss)	$72	$72	$(1,864)	$(1,864)

Common stock undistributed earnings (loss)	$63	$63	$(1,620)	$(1,620)
Class B common stock undistributed earnings (loss)	9	9	(244)	(244)
Total undistributed earnings (loss)	$72	$72	$(1,864)	$(1,864)

Denominator for Basic and Diluted EPS:
Common stock weighted average shares	12,426	12,426	12,258	12,258
Effect of dilutive securities
Dilutive stock options		157		—
Denominator for diluted EPS adjusted for weighted average shares and assumed conversion		12,583		12,258
Class B common stock weighted average shares and shares under if-converted method for diluted EPS	2,048	2,048	2,049	2,049

Net income (loss) per share:
Common stock	$0.12	$0.12	$(0.01)	$(0.01)

Class B common stock	$0.11	$0.11	$(0.01)	$(0.01)

Note: There were no common stock options that were antidilutive and not included in the diluted earnings per share for the first six months of fiscal 2026. There were 241 common stock options that were anti-dilutive and not included in the diluted earnings per share for the first six months of fiscal 2025.

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

The Company reports its financial performance to its CODM based on the three operating and reportable segments defined as follows:

PMT includes the power grid and microwave tube business and RF, Wireless and Power technologies. PMT provides design-in support, systems integration, prototype design and manufacturing, testing, logistics and aftermarket technical service and repair. PMT also offers its customers technical services for both microwave and industrial equipment and includes CT tubes sold to DirectMed pursuant to a supply agreement.

GES designs and manufactures products for the energy storage market and power management applications. We provide design-in support, systems integration, prototype design and manufacturing, testing, logistics and aftermarket technical service and repair.

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

Operating results by segment for the three months ended November 29, 2025, and November 30, 2024 are summarized in the following table (in thousands):

	Three Months Ended November 29, 2025
	PMT	GES	Canvys	Total
Sales	$35,208	$8,301	$8,779	$52,288
Cost of sales	24,510	5,787	5,914	36,211
Gross profit	10,698	2,514	2,865	16,077

Selling, general and administrative expenses				15,942
Loss on disposal of property, plant and equipment				3

Operating income				132
Interest income				145
Foreign exchange loss				(479)
Other, net				6

Loss before income taxes				$(196)

	Three Months Ended November 30, 2024
	PMT	GES	Canvys	Total
Sales	$36,666	$5,974	$6,851	$49,491
Cost of sales	25,425	4,060	4,680	34,165
Gross profit	11,241	1,914	2,171	15,326

Selling, general and administrative expenses				15,995
Gain on disposal of property, plant and equipment				(2)

Operating loss				(667)
Interest income				45
Foreign exchange loss				(437)
Other, net				4

Loss before income taxes				$(1,055)

Operating results by segment for the six months ended November 29, 2025, and November 30, 2024 are summarized in the following table (in thousands)

	Six Months Ended November 29, 2025
	PMT	GES	Canvys	Total
Sales	$74,277	$15,564	$17,054	$106,895
Cost of sales	51,353	10,900	11,636	73,889
Gross profit	22,924	4,664	5,418	33,006

Selling, general and administrative expenses				31,903
Loss on disposal of property, plant and equipment				3

Operating income				1,100
Interest income				314
Foreign exchange loss				(190)
Other, net				910

Income before income taxes				$2,134

	Six Months Ended November 30, 2024
	PMT	GES	Canvys	Total
Sales	$74,667	$14,060	$14,489	$103,216
Cost of sales	51,995	9,772	9,697	71,464
Gross profit	22,672	4,288	4,792	31,752

Selling, general and administrative expenses				32,107
Gain on disposal of property, plant and equipment				(4)

Operating loss				(351)
Interest income				103
Foreign exchange loss				(160)
Other, net				1

Loss before income taxes				$(407)

The segment assets, which consists of inventories, net are summarized in the following table (in thousands):

	November 29, 2025	May 31, 2025

PMT	$81,049	$76,143
GES	15,744	17,367
Canvys	8,374	9,289
Total	$105,167	$102,799

The reconciliations of segment assets to the Consolidated Balance Sheets are summarized in the following table:

	November 29, 2025	May 31, 2025

Total segment assets	$105,167	$102,799
Cash and cash equivalents	33,138	35,901
Accounts receivable	27,393	24,117
Prepaid expenses and other assets	5,845	3,070
Property, plant and equipment, net	19,111	18,355
Intangible assets, net	314	345
Right of use lease assets	1,742	2,276
Other non-current assets	360	228
Deferred income tax assets	8,696	8,744
Total assets	$201,766	$195,835

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

INTRODUCTION

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to assist the reader in better understanding our business, results of operations, financial condition, changes in financial condition and significant developments. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes appearing elsewhere in this filing. This section is organized as follows:

•
Business Overview
•
Results of Operations – an analysis and comparison of our consolidated results of operations for the three month and six month periods ended November 29, 2025 and November 30, 2024, as reflected in our Unaudited Consolidated Statements of Comprehensive (Loss) Income.
•
Liquidity, Financial Position and Capital Resources – a discussion of our primary sources and uses of cash for six month periods ended November 29, 2025 and November 30, 2024, and a discussion of changes in our financial position.

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

Some of the Company's products are manufactured in foreign countries and imported into the United States. Accordingly, the Company’s operations are subject to tariffs and other trade protection measures. The current U.S. administration has instituted certain changes, and may make additional changes, in trade policies that include the negotiation or termination of trade agreements, higher tariffs on imports into the U.S., and other measures affecting trade between the U.S. and other countries from which the Company imports. Due in part to these measures, some countries are changing their trade policies relating to goods imported from the U.S. These global trade disruptions and geopolitical tensions, together with any related downturns in the global economy, could dampen customer demand, increase market volatility, and impact currency exchange rates, all which could materially and adversely affect the Company’s financial performance.

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

The recent tariff modifications did not materially impact our results for the first six months of fiscal 2026. However, it is possible that further tariffs may be imposed on imports of our products, including by other countries, or that our business will be impacted by changing trade relations among countries. Management continues to work with its suppliers as well as its customers to mitigate the impact of the tariffs on our customers’ markets. However, if the Company is unable to successfully pass through the additional cost of these tariffs, or if the higher prices reduce demand for the Company's products, it will have a negative effect on the Company's sales and gross margins.

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

RESULTS OF OPERATIONS

Financial Summary – Three Months Ended November 29, 2025

•
The second quarter of fiscal 2026 and fiscal 2025 both contained 13 weeks.
•
Net sales during the second quarter of fiscal 2026 were $52.3 million, an increase of 5.7%, compared to net sales of $49.5 million during the second quarter of fiscal 2025.
•
Gross margin decreased to 30.8% during the second quarter of fiscal 2026 compared to 31.0% during the second quarter of fiscal 2025.
•
Selling, general and administrative expenses were $15.9 million or 30.5% of net sales during the second quarter of fiscal 2026 compared to $16.0 million or 32.3% of net sales during the second quarter of fiscal 2025.
•
Operating income during the second quarter of fiscal 2026 was $0.1 million compared to an operating loss of $0.7 million during the second quarter of fiscal 2025.
•
Net loss during the second quarter of fiscal 2026 was $0.1 million compared to a net loss of $0.8 million during the second quarter of fiscal 2025.

Financial Summary – Six Months Ended November 29, 2025

•
The first six months of fiscal 2026 and fiscal 2025 both contained 26 weeks.
•
Net sales during the first six months of fiscal 2026 were $106.9 million, an increase of 3.6%, compared to net sales of $103.2 million during the first six months of fiscal 2025.
•
Gross margin increased to 30.9% during the first six months of fiscal 2026 compared to 30.8% during the first six months of fiscal 2025.
•
Selling, general and administrative expenses were $31.9 million or 29.8% of net sales during the first six months of fiscal 2026 compared to $32.1 million or 31.1% of net sales during the first six months of fiscal 2025.
•
Operating income during the first six months of fiscal 2026 was $1.1 million compared to an operating loss of $0.4 million during the first six months of fiscal 2025.
•
Net income during the first six months of fiscal 2026 was $1.8 million compared to a net loss of $0.2 million during the first six months of fiscal 2025.

Net Sales and Gross Profit Analysis

Net sales by segment and percentage change during the second quarter and first six months of fiscal 2026 and fiscal 2025 were as follows (in thousands):

	Three Months Ended		FY26 vs. FY25
	November 29, 2025	November 30, 2024	% Change
PMT	$35,208	$36,666	-4.0%
GES	8,301	5,974	39.0%
Canvys	8,779	6,851	28.1%
Total	$52,288	$49,491	5.7%

	Six Months Ended		FY26 vs. FY25
	November 29, 2025	November 30, 2024	% Change
PMT	$74,277	$74,667	-0.5%
GES	15,564	14,060	10.7%
Canvys	17,054	14,489	17.7%
Total	$106,895	$103,216	3.6%

During the second quarter of fiscal 2026, consolidated net sales increased 5.7% compared to the second quarter of fiscal 2025. Sales for PMT decreased 4.0%, sales for GES increased 39.0% and sales for Canvys increased 28.1%. The decrease in PMT was mainly due to a decline in Electron Device and Healthcare products partially offset by higher RF and Microwave products. The increase in GES was mainly due to sales of Power Management products. The increase in Canvys was attributable to higher sales in the North American markets.

During the first six months of fiscal 2026, consolidated net sales increased 3.6% compared to the first six months of fiscal 2025. Sales for PMT decreased 0.5%, sales for GES increased 10.7% and sales for Canvys increased 17.7%. The decrease in PMT was mainly due to a decline in Electron Device and Healthcare products partially offset by higher semiconductor and RF and Microwave products. The increase in GES was mainly due to sales of Power Management products. The increase in Canvys was attributable to higher sales in the North American and European markets.

Gross profit by segment and percentage of net sales for the second quarter and first six months of fiscal 2026 and fiscal 2025 were as follows (in thousands):

	Three Months Ended
	November 29, 2025	% of Net Sales	November 30, 2024	% of Net Sales
PMT	$10,698	30.4%	$11,241	30.7%
GES	2,514	30.3%	1,914	32.0%
Canvys	2,865	32.6%	2,171	31.7%
Total	$16,077	30.8%	$15,326	31.0%

	Six Months Ended
	November 29, 2025	% of Net Sales	November 30, 2024	% of Net Sales
PMT	$22,924	30.9%	$22,672	30.4%
GES	4,664	30.0%	4,288	30.5%
Canvys	5,418	31.8%	4,792	33.1%
Total	$33,006	30.9%	$31,752	30.8%

Gross profit reflects the distribution and manufacturing product margin less manufacturing variances, inventory obsolescence charges, customer returns, scrap and cycle count adjustments, engineering costs and other provisions.

Consolidated gross profit increased to $16.1 million during the second quarter of fiscal 2026 compared to $15.3 million during the second quarter of fiscal 2025. Consolidated gross margin as a percentage of net sales during the second quarter of fiscal 2026 decreased to 30.8% when compared to 31.0% during the second quarter of fiscal 2025. This margin decrease was mainly due to product mix and lower manufacturing absorption in PMT, product mix in GES and favorable product mix in Canvys.

Consolidated gross profit increased to $33.0 million during the first six months of fiscal 2026 compared to $31.8 million during the first six months of fiscal 2025. Consolidated gross margin as a percentage of net sales during the first six months of fiscal 2026 increased to 30.9% when compared to 30.8% during the first six months of fiscal 2025. This margin increase was mainly due to favorable product mix in PMT, unfavorable product mix in GES and unfavorable product mix and higher freight costs in Canvys.

Power and Microwave Technologies

PMT net sales decreased 4.0% to $35.2 million during the second quarter of fiscal 2026 from $36.7 million during the second quarter of fiscal 2025. The decrease was due primarily to a decline in the Electron Device and Healthcare products partially offset by increased growth in our RF and Microwave component products. The decline in Healthcare sales, which only included CT tubes, was due to the sale of assets to DirectMed in the third quarter of fiscal 2025. Gross margin as a percentage of net sales decreased to 30.4% during the second quarter of fiscal 2026 as compared to 30.7% during the second quarter of fiscal 2025 due to product mix and lower manufacturing absorption.

PMT net sales decreased 0.5% to $74.3 million during the first six months of fiscal 2026 from $74.7 million during the first six months of fiscal 2025. The decrease was due primarily to a decline in the Electron Device and Healthcare products partially offset by increases in semiconductors and strong growth in our RF and Microwave products. The decline in Healthcare sales, which only included CT tubes, was due to the sale of assets to DirectMed in the third quarter of fiscal 2025. Gross margin as a percentage of net sales increased to 30.9% during the first six months of fiscal 2026 as compared to 30.4% during the first six months of fiscal 2025 due to product mix.

Green Energy Solutions

GES net sales increased 39.0% to $8.3 million during the second quarter of fiscal 2026 from $6.0 million during the second quarter of fiscal 2025. The increase reflected the strong adoption in the market of Power Management products. Gross margin as a percentage of net sales decreased to 30.3% during the second quarter of fiscal 2026 as compared to 32.0% during the second quarter of fiscal 2025 due to product mix.

GES net sales increased 10.7% to $15.6 million during the first six months of fiscal 2026 from $14.1 million during the first six months of fiscal 2025. The increase reflects the strong adoption in the market of Power Management products. Gross margin as a percentage of net sales decreased to 30.0% during the second quarter of fiscal 2026 as compared to 30.5% during the second quarter of fiscal 2025 due to product mix.

Canvys

Canvys net sales increased 28.1% to $8.8 million during the second quarter of fiscal 2026 from $6.9 million during the second quarter of fiscal 2025, primarily due to higher sales in the North American markets. Gross margin as a percentage of net sales increased to 32.6% during the second quarter of fiscal 2026 from 31.7% during the second quarter of fiscal 2025 primarily due to a favorable product mix.

Canvys net sales increased 17.7% to $17.0 million during the first six months of fiscal 2026 from $14.5 million during the first six months of fiscal 2025, due to higher sales in both North American and European markets. Gross margin as a percentage of net sales decreased to 31.8% during the first six months of fiscal 2026 from 33.1% during the first six months of fiscal 2025 primarily due to product mix and higher freight costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) decreased to $15.9 million for the second quarter of fiscal 2026 when compared to $16.0 million for the year ago quarter due to lower travel expenses. Expressed as a percentage of net sales, SG&A was 30.5% for the second quarter of fiscal 2026 compared to 32.3% in the second quarter of fiscal 2025.

SG&A decreased to $31.9 million for the first six months of fiscal 2026 when compared to $32.1 million for the first six months of fiscal 2025 primarily as a result of lower travel expenses. Expressed as a percentage of net sales, SG&A was 29.8% for the first six months of fiscal 2026 compared to 31.1% in the first six months of fiscal 2025.

Other Income/Expense

Other income and expense includes interest income, foreign exchange gains and foreign exchange losses. Our foreign exchange gains and losses are primarily due to the translation of U.S. dollars held in non-U.S. entities. We currently do not utilize derivative instruments to manage our exposure to foreign currency.

Other expense during the second quarter of fiscal 2026 totaled $0.3 million compared to other expense of $0.4 million for second quarter of fiscal 2025. The decrease from the year ago quarter was mainly due to higher interest income.

Other income during the first six months of fiscal 2026 totaled $1.0 million, compared to other expense of $0.1 million when compared to the first six months of fiscal 2025.The increase from fiscal 2025 was mainly due to a non-recurring gain of $0.9 million.

Income Tax Provision

We recorded an income tax benefit of $0.1 million and $0.3 million for the second quarter of fiscal 2026 and the second quarter of fiscal 2025, respectively. The effective income tax benefit rate during the second quarter of fiscal 2026 was 38.3% as compared to 28.8% during the second quarter of fiscal 2025. The difference in rate during the second quarter of fiscal 2026 as compared to the second quarter of fiscal 2025 reflects changes in our geographical distribution of income (loss). The 38.3% effective income tax rate differs from the federal statutory rate of 21% as a result of our geographical distribution of income (loss) and the utilization of the U.S. research and development credit.

We recorded an income tax provision of $0.3 million and an income benefit of $0.2 million for the first six months of fiscal 2026 and the first six months of fiscal 2025, respectively. The effective income tax rate during the first six months of fiscal 2026 was a tax provision of 16.2% as compared to a tax benefit of 60.4% during the first six months of fiscal 2025. The difference in rate during the first six months of fiscal 2026 as compared to the first six months of fiscal 2025 reflects changes in our geographical distribution of income (loss). The 16.2% effective income tax rate differs from the federal statutory rate of 21% as a result of our geographical distribution of income (loss) and the utilization of the U.S. research and development credit.

The Company's reserve for uncertain tax positions totaled $0.3 million as of November 29, 2025, and May 31, 2025. We record interest related to uncertain tax positions in the income tax expense line item within the Consolidated Statements of Comprehensive (Loss) Income. Accrued interest was included within the related tax liability line in the Consolidated Balance Sheets. We have recorded a liability of less than $0.1 million for interest as of November 29, 2025 and May 31, 2025.

The Company maintains a valuation allowance representing the portion of the deferred tax asset that management does not believe is more likely than not to be realized. The valuation allowance was $2.9 million as of November 29, 2025, and $2.8 million as of May 31, 2025. The valuation allowance relates to state NOLs ($1.7 million) and deferred tax assets in foreign jurisdictions where historical taxable losses have been incurred ($1.2 million). The amount of the deferred tax asset is not considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth.

We have considered the impact of the One Big Beautiful Bill Act (“OBBBA”) on the Company’s annual effective tax rate. The impact of OBBBA on the annual effective tax rate includes the reduction in the research and development credit from the Section 280c election. These changes did not have a significant impact to the annual effective tax rate. However, the enactment of the OBBBA introduced several significant tax law modifications that, while not affecting the annual effective tax rate, do have other implications for the Company. The OBBBA makes permanent key elements of the 2017 Tax Cuts and Jobs Act, including 100% bonus depreciation and domestic research cost expensing pursuant to IRC §174 for fiscal year beginning after December 31, 2024. The Company is currently evaluating the future impact of OBBBA on its financial position.

Net Income and Per Share Data

Net loss during the second quarter of fiscal 2026 was $0.1 million, or $.01 per diluted common share and $.01 per Class B diluted common share as compared to a net loss of $0.8 million during the second quarter of fiscal 2025 or $0.05 per diluted common share and $0.05 per Class B diluted common share.

Net income during the first six months of fiscal 2026 was $1.8 million, or $0.12 per diluted common share and $0.11 per Class B diluted common share as compared to a net loss of $0.2 million during the first six months of fiscal 2025 or $0.01 per diluted common share and $0.01 per Class B diluted common share.

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

Our operations and cash needs have been primarily financed through operations and cash on hand.

Cash and cash equivalents were $33.1 million at November 29, 2025. Cash and cash equivalents by geographic area on November 29, 2025 consisted of $10.5 million in North America, $12.5 million in Europe, $0.8 million in Latin America and $9.3 million in Asia/Pacific. No cash was repatriated to the United States in the first six months of fiscal 2026. Although the Tax Cuts and Jobs Act generally eliminated federal income tax on future cash repatriation to the United States, cash repatriation may be subject to state and local taxes, withholding or similar taxes.

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

On October 7, 2025, the Company executed a three-year extension to the PNC Credit Agreement through the Second Amendment to the Credit Agreement with a maximum borrowing limit of $20 million. The terms of the new agreement are similar to the previous Credit Agreement. See Note 5, Revolving Credit Facility, included in Part I, Item 1 for further information. The Revolving Credit Facility is guaranteed by the Company's domestic subsidiaries. Proceeds of the borrowings under the Revolving Credit Facility, if any, are expected to be used for working capital and general corporate purposes of the Company and its subsidiaries. There were no drawings or repayments under the Revolving Credit Facility as of November 29, 2025 and through the report release date. No amounts were outstanding under the Revolving Credit Facility as of November 29, 2025, and through the report release date.

Cash Flows from Operating Activities

Cash flows from operating activities are primarily a result of our net income adjusted for non-cash items and changes in our operating assets and liabilities.

Operating activities generated $1.3 million of cash during the first six months of fiscal 2026. We had a net income of $1.8 million during the first six months of fiscal 2026, which included non-cash share-based compensation expense of $1.0 million associated with the issuance of stock option and restricted stock awards, inventory reserve provisions of $0.2 million, unrealized foreign exchange gain of $0.2 million, depreciation and amortization expense of $1.9 million associated with our property, plant and equipment and intangible assets. Changes in our operating assets and liabilities utilized $3.4 million in cash during the first six months of fiscal 2026, net of foreign currency exchange gains and losses, included an increase in accounts receivable of $3.2 million, an increase in inventories of $1.5 million, an increase in prepaid expenses and other assets of $2.9 million and an increase in accounts payable and accrued liabilities of $4.4 million. The increase in accounts receivable was primarily due to the higher level of sales. The changes in accounts payable and accrued liabilities were timing related.

Operating activities generated $5.9 million of cash during the first six months of fiscal 2025. We had a net loss of $0.2 million during the first six months of fiscal 2025, which included non-cash stock-based compensation expense of $0.9 million associated with the issuance of stock option and restricted stock awards, inventory reserve provisions of $0.2 million, unrealized foreign exchange gain of $0.2 million and depreciation and amortization expense of $2.1 million associated with our property, plant and equipment and intangible assets. Changes in our operating assets and liabilities generated $3.2 million in cash during the first six months of fiscal 2025, net of foreign currency exchange gains and losses, included an increase in accounts payable and accrued liabilities of $5.2 million, an increase in accounts receivable of $1.1 million and an increase in inventories of $1.7 million. The increase in accounts receivable was primarily due to the higher level of sales. The changes in accounts payable and accrued liabilities were timing related.

Cash Flows from Investing Activities

Cash used in investing activities of $2.6 million during the first six months of fiscal 2026 was due to capital expenditures. Capital expenditures were primarily related to our IT system and LaFox manufacturing and facilities. LaFox manufacturing primarily supports the PMT and GES segments.

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

Cash used in financing activities of $1.6 million during the first six months of fiscal 2026 primarily resulted from $1.7 million of dividend payments to stockholders partially offset by $0.2 million of proceeds from the issuance of stock.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of November 29, 2025.

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

(b) Changes in Internal Control over Financial Reporting

During the quarter ended November 29, 2025, we launched and adopted a new General Ledger ("GL") system, which replaced our existing GL system. The new GL system enhances efficiency and simplifies our accounting and reporting processes. In conjunction with the implementation of the GL system, our internal processes, procedures and controls have been updated accordingly.

Except as discussed in the preceding paragraph, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended November 29, 2025 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2025, filed with the SEC on August 4, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

a) Form 8-K disclosures for the quarter covered by this Form 10-Q - None

b) Not applicable.

c) 10b5-1 trading arrangements - None

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

10.1

Second Amendment to the Credit Agreement, dated as of October 7, 2025, among the Company, the Guarantors party thereto, the Lenders party thereto and PNC Bank NA, as Administrative Agent, Swingline Lender and Issuing Lender thereunder (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on October 9, 2025).

31.1	Certification of Edward J. Richardson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Robert J. Ben pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from our Quarterly Report on Form 10-Q for the second quarter of fiscal 2026, filed with the SEC on January 8, 2026, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Comprehensive (Loss) Income, (iii) the Unaudited Consolidated Statements of Cash Flows, (iv) the Unaudited Consolidated Statements of Stockholders’ Equity and (v) Notes to Unaudited Consolidated Financial Statements.

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

RICHARDSON ELECTRONICS, LTD.

Date: January 8, 2026	By:	/s/ Robert J. Ben
Robert J. Ben Chief Financial Officer and Chief Accounting Officer (on behalf of the Registrant and as Principal Financial Officer)