Form 10-Q
period 2026-02-28
RICHARDSON ELECTRONICS, LTD.
filed 2026-04-09
CIK 355948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2026

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

As of April 6, 2026, there were 12,520,251 outstanding shares of Common Stock, $0.05 par value and 2,036,671 outstanding shares of Class B Common Stock, $0.05 par value, which are convertible into Common Stock of the registrant on a share for share basis.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Richardson Electronics, Ltd.

Consolidated Balance Sheets

(in thousands, except per share amounts)

	Unaudited	Audited
	February 28, 2026	May 31, 2025
Assets
Current assets:
Cash and cash equivalents	$29,494	$35,901
Accounts receivable, less allowance for credit losses of $300 and $250, respectively	27,041	24,117
Inventories, net	107,619	102,799
Prepaid expenses and other assets	5,827	3,070
Total current assets	169,981	165,887
Non-current assets:
Property, plant and equipment, net	18,894	18,355
Intangible assets, net	300	345
Right of use lease assets, net	1,573	2,276
Deferred income tax assets	8,709	8,744
Other non-current assets	342	228
Total non-current assets	29,818	29,948
Total assets	$199,799	$195,835
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$23,010	$21,339
Accrued liabilities	13,872	14,276
Lease liabilities current	938	1,171
Total current liabilities	37,820	36,786
Non-current liabilities:
Deferred income tax liabilities	84	81
Lease liabilities non-current	635	1,105
Other non-current liabilities	1,110	1,204
Total non-current liabilities	1,829	2,390
Total liabilities	39,649	39,176
Commitments and contingencies (Note 4)
Stockholders’ Equity
Common stock, $0.05 par value; 12,520 and 12,362 shares issued and outstanding on February 28, 2026 and May 31, 2025, respectively	625	618
Class B common stock, convertible, $0.05 par value; 2,037 and 2,049 shares issued and outstanding on February 28, 2026 and May 31, 2025, respectively	102	102
Additional paid-in-capital	76,088	74,445
Retained earnings	79,446	79,340
Accumulated other comprehensive income	3,889	2,154
Total stockholders' equity	160,150	156,659
Total liabilities and stockholders’ equity	$199,799	$195,835

Refer to the accompanying Notes to Unaudited Consolidated Financial Statements.

Richardson Electronics, Ltd.

Unaudited Consolidated Statements of Comprehensive Income (Loss)

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	February 28, 2026	March 1, 2025	February 28, 2026	March 1, 2025
Net sales	$55,472	$53,804	$162,367	$157,020
Cost of sales	37,792	37,131	111,681	108,595
Gross profit	17,680	16,673	50,686	48,425
Selling, general and administrative expenses	16,176	14,500	48,079	46,607
Loss (gain) on disposal of property, plant and equipment	7	—	10	(4)
Loss on disposal of healthcare assets and related charges	—	4,916	—	4,916
Operating income (loss)	1,497	(2,743)	2,597	(3,094)
Other (expense) income:
Interest income	122	84	436	187
Foreign exchange loss	(437)	(456)	(627)	(616)
Other, net	13	27	923	28
Total other (expense) income	(302)	(345)	732	(401)
Income (loss) before income taxes	1,195	(3,088)	3,329	(3,495)
Income tax provision (benefit)	302	(1,031)	648	(1,277)
Net income (loss)	893	(2,057)	2,681	(2,218)
Foreign currency translation gain (loss), net of tax	1,072	(702)	1,735	(1,814)
Comprehensive income (loss)	$1,965	$(2,759)	$4,416	$(4,032)

Net income (loss) per share:
Common stock - Basic	$0.07	$(0.15)	$0.19	$(0.16)
Class B common stock - Basic	0.06	(0.13)	0.17	(0.14)
Common stock - Diluted	0.07	(0.15)	0.19	(0.16)
Class B common stock - Diluted	0.06	(0.13)	0.17	(0.14)

Weighted average number of shares:
Common stock – Basic	12,493	12,333	12,455	12,283
Class B common stock – Basic	2,037	2,049	2,044	2,049
Common stock – Diluted	12,696	12,333	12,628	12,283
Class B common stock – Diluted	2,037	2,049	2,044	2,049

Refer to the accompanying Notes to Unaudited Consolidated Financial Statements.

Richardson Electronics, Ltd.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended		Nine Months Ended
	February 28, 2026	March 1, 2025	February 28, 2026	March 1, 2025
Operating activities:
Net income (loss)	$893	$(2,057)	$2,681	$(2,218)
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Unrealized foreign currency loss (gain)	(257)	456	(421)	429
Depreciation and amortization	989	978	2,897	3,037
Inventory provisions	135	123	314	346
Share-based compensation expense	330	320	1,296	1,226
Loss (gain) on disposal of property, plant and equipment	7	—	10	(4)
Deferred income taxes	—	(3)	36	(82)
Loss on disposal of healthcare assets and related charges	—	4,916	—	4,916
Change in assets and liabilities:
Accounts receivable	642	(333)	(2,532)	(1,470)
Inventories	(1,506)	2,873	(2,999)	1,132
Prepaid expenses and other assets	46	(382)	(2,875)	(344)
Accounts payable	(682)	2,585	1,406	7,249
Accrued liabilities	(2,924)	(4,661)	(563)	(4,115)
Other	(323)	(214)	(632)	376
Net cash (used in) provided by operating activities	(2,650)	4,601	(1,382)	10,478
Investing activities:
Capital expenditures	(759)	(549)	(3,390)	(1,992)
Proceeds from sale of property, plant and equipment	—	—	—	7
Proceeds from disposal of Healthcare assets	—	6,985	—	6,985
Net cash (used in) provided by investing activities	(759)	6,436	(3,390)	5,000
Financing activities:
Proceeds from issuance of common stock	239	—	453	307
Cash dividends paid on common and Class B common stock	(859)	(852)	(2,575)	(2,555)
Proceeds from revolving credit facility	—	—	—	1,000
Repayment of revolving credit facility	—	—	—	(1,000)
Other	—	—	(99)	(159)
Net cash used in by financing activities	(620)	(852)	(2,221)	(2,407)
Effect of exchange rate changes on cash and cash equivalents	385	(145)	586	(659)
(Decrease) increase in cash and cash equivalents	(3,644)	10,040	(6,407)	12,412
Cash and cash equivalents at beginning of period	33,138	26,635	35,901	24,263
Cash and cash equivalents at end of period	$29,494	$36,675	$29,494	$36,675

Refer to the accompanying Notes to Unaudited Consolidated Financial Statements.

Richardson Electronics, Ltd.

Unaudited Consolidated Statements of Stockholders’ Equity

(in thousands, except per share amounts)

A summary of the stockholders' equity for the three and nine months ended February 28, 2026, follows:

	Common Stock	Class B Common Stock	Par Value	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance November 29, 2025	12,481	2,037	$725	$75,521	$79,412	$2,817	$158,475
Comprehensive income:
Net income	—	—	—	—	893	—	893
Foreign currency translation, net of tax	—	—	—	—	—	1,072	1,072
Share-based compensation:
Restricted stock	—	—	—	155	—	—	155
Stock options	—	—	—	175	—	—	175
Common stock:
Options exercised	39	—	2	237	—	—	239
Dividends paid to:
Common ($0.060 per share)	—	—	—	—	(750)	—	(750)
Class B common ($0.054 per share)	—	—	—	—	(109)	—	(109)
Balance February 28, 2026	12,520	2,037	$727	$76,088	$79,446	$3,889	$160,150

	Common Stock	Class B Common Stock	Par Value	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance May 31, 2025	12,362	2,049	$720	$74,445	$79,340	$2,154	$156,659
Comprehensive income:
Net income	—	—	—	—	2,681	—	2,681
Foreign currency translation, net of tax	—	—	—	—	—	1,735	1,735
Share-based compensation:
Restricted stock	—	—	—	725	—	—	725
Stock options	—	—	—	571	—	—	571
Common stock:
Options exercised	75	—	3	449	—	—	452
Class B converted to common	12	(12)	1	—	—	—	1
Restricted stock issuance	71	—	3	(102)	—	—	(99)
Dividends paid to:
Common ($0.18 per share)	—	—	—	—	(2,244)	—	(2,244)
Class B common ($0.162 per share)	—	—	—	—	(331)	—	(331)
Balance February 28, 2026	12,520	2,037	$727	$76,088	$79,446	$3,889	$160,150

Refer to the accompanying Notes to Unaudited Consolidated Financial Statements.

A summary of the stockholders' equity for the three and nine months ended March 1, 2025, follows:

	Common Stock	Class B Common Stock	Par Value	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance November 30, 2024	12,359	2,049	$720	$73,793	$82,026	$(348)	$156,191
Comprehensive loss:
Net loss	—	—	—	—	(2,057)	—	(2,057)
Foreign currency translation, net of tax	—	—	—	—	—	(702)	(702)
Share-based compensation:
Restricted stock	—	—	—	178	—	—	178
Stock options	—	—	—	142	—	—	142
Common stock:
Options exercised	3	—	—	—	—	—	—
Dividends paid to:
Common ($0.060 per share)	—	—	—	—	(742)	—	(742)
Class B common ($0.054 per share)	—	—	—	—	(110)	—	(110)
Balance March 1, 2025	12,362	2,049	$720	$74,113	$79,117	$(1,050)	$152,900

	Common Stock	Class B Common Stock	Par Value	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance June 1, 2024:	12,254	2,049	$715	$72,744	$83,729	$764	$157,952
Comprehensive loss:
Net loss	—	—	—	—	(2,218)	—	(2,218)
Foreign currency translation, net of tax	—	—	—	—	161	(1,814)	(1,653)
Share-based compensation:
Restricted stock	—	—	—	780	—	—	780
Stock options	—	—	—	446	—	—	446
Common stock:
Options exercised	48	—	2	305	—	—	307
Restricted stock issuance	60	—	3	(162)	—	—	(159)
Dividends paid to:
Common ($0.18 per share)	—	—	—	—	(2,223)	—	(2,223)
Class B common ($0.162 per share)	—	—	—	—	(332)	—	(332)
Balance March 1, 2025	12,362	2,049	$720	$74,113	$79,117	$(1,050)	$152,900

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

Our fiscal quarter ends on the Saturday nearest the end of the quarter-ending month. The third quarter of fiscal 2026 and fiscal 2025 both contained 13 weeks. The first nine months of fiscal 2026 and fiscal 2025 both contained 39 weeks. In the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results of interim periods have been made. All inter-company transactions and balances have been eliminated. The Unaudited Consolidated Financial Statements presented herein include the accounts of our wholly owned subsidiaries. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to applicable rules and regulations. The results of our operations for the nine months ended February 28, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending May 30, 2026.

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

4. SUMMARY OF ACCOUNTING POLICIES

Inventories, net: Our consolidated inventories were stated at the lower of cost and net realizable value, using a weighted-average cost method. Our net inventories include approximately $91.5 million of finished goods, $11.3 million of raw materials and $4.8 million of work-in-progress as of February 28, 2026, as compared to approximately $86.4 million of finished goods, $11.5 million of raw materials and $4.9 million of work-in-progress as of May 31, 2025.

Provisions for obsolete or slow-moving inventories were recorded based upon regular analysis of stock rotation privileges, obsolescence, the exiting of certain markets and assumptions about future demand and market conditions. If future demand changes in the industry or market conditions differ from management’s estimates, additional provisions may be necessary. Inventory reserves were $7.8 million as of February 28, 2026 and $7.6 million as of May 31, 2025.

Intangible Assets: Our intangible assets represent the fair value for customer relationships and technology acquired in connection with prior acquisitions. Intangible assets subject to amortization were as follows (in thousands):

	February 28, 2026	May 31, 2025
Gross Amounts:
Customer Relationships	$911	$911
Technology	150	150
Total Gross Amounts	$1,061	$1,061

Accumulated Amortization:
Customer Relationships	$681	$652
Technology	80	64
Total Accumulated Amortization	$761	$716

Intangible Assets, Net	$300	$345

The amortization expense associated with intangible assets subject to amortization for the next five years is presented in the following table (in thousands):

Fiscal Year	Amortization Expense
Remaining 2026	$16
2027	60
2028	59
2029	59
2030	37
Thereafter	69
Total amortization expense	$300

The weighted average number of years of amortization expense remaining is 6.1 years.

Accrued Liabilities: Accrued liabilities consisted of the following (in thousands):

	February 28, 2026	May 31, 2025
Compensation and payroll taxes	$4,213	$4,303
Accrued severance	576	593
Professional fees	694	522
Contract liabilities	4,374	4,545
Other accrued expenses	4,015	4,313
Accrued Liabilities	$13,872	$14,276

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

Warranty reserves are established for costs that are expected to be incurred after the sale and delivery of products under warranty. Warranty reserves are included in accrued liabilities on our Consolidated Balance Sheets. The warranty reserves are determined based on known product failures, historical experience and other available evidence. Warranty reserves were approximately $0.8 million as of both February 28, 2026 and May 31, 2025.

Common and Class B Common Stock: At the Annual Meeting held on October 7, 2025, stockholders approved the Second Amended and Restated Certificate of Incorporation which increased the aggregate number of shares authorized for issuance to twenty-five million shares (25,000,000) consisting of twenty-two million (22,000,000) shares of common stock, three million shares (3,000,000) of Class B common stock and no shares of preferred stock. The Class B common stock has 10 votes per share and has transferability restrictions; however, Class B common stock may be converted into common stock on a share-for-share basis at any time. With respect to dividends and distributions, shares of common stock and Class B common stock rank equally and have the same rights, except that Class B common stock cash dividends are limited to 90% of the amount of Class A common stock cash dividends.

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

We record discounts taken based on historical experience. The Company allows returns with prior written authorization. We estimate returns based on historical experience. The policy varies by business unit. The Company maintains a reserve for returns based on historical trends that cover all contracts and revenue streams using the expected value method because we have a large number of contracts with similar characteristics, which is considered variable consideration. The reserve for returns creates a refund liability on our balance sheet as a contra trade accounts receivable as well as an asset in inventory. We value the inventory at cost due to there being minimal or no costs to the Company as we generally require the customer to pay freight and we typically do not have costs associated with activities such as relabeling or repackaging. The reserve is considered immaterial at each balance sheet date. Returns for defective product are typically covered by our suppliers’ warranty, thus, returns for defective product are not factored into our reserve.

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

On occasion, the Company enters bill-and-hold arrangements. Each bill-and-hold arrangement is reviewed and revenue is recognized only when the control has transferred to our customer and certain criteria have been met: (i) the reason for the bill-and-hold arrangement is substantive; (ii) the product is segregated from the Company’s other inventory items held for sale; (iii) the product is ready for shipment to the customer; and (iv) the Company does not have the ability to use the product or direct it to another customer. No revenue from bill and hold arrangements was recognized for the three months ended February 28, 2026 and $0.9 million of revenue from bill and hold arrangements was recognized for the three months ended March 1, 2025. Revenue from bill and hold arrangements recognized for the nine months ended February 28, 2026 and March 1, 2025 was $1.1 million and $4.0 million, respectively.

Contract Balances: Contract balances were as follows (in thousands):

	February 28, 2026	May 31, 2025	June 1, 2024

Accounts receivable	$27,041	$24,117	$24,845

Contract liabilities	4,374	4,545	4,520

During the three and nine months ended February 28, 2026 the Company recognized $2.4 million and $4.5 million, respectively, of revenue upon satisfaction of performance obligations related to amounts that were included in the contract liabilities balance as of May 31, 2025. During the three and nine months ended March 1, 2025, the Company recognized $2.3 million and $4.4 million, respectively, of revenue upon satisfaction of performance obligations related to amounts that were included in the contract liabilities balance as of June 1, 2024.

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

5. REVOLVING CREDIT FACILITY

On October 7, 2025, the Company executed a three-year extension to the PNC Credit Agreement through the Second Amendment to the Credit Agreement with a maximum borrowing limit of $20 million. The Revolving Credit Facility will mature on October 7, 2028. The terms of the new agreement are similar to the previous Credit Agreement. Proceeds of borrowings may be used for working capital and general corporate purposes. There were no drawings or repayments under the Revolving Credit Facility during fiscal 2026. There was no amount outstanding under the Revolving Credit Facility as of February 28, 2026.

The Credit Agreement provides that the Company must maintain compliance with a maximum consolidated leverage ratio covenant and a minimum consolidated fixed charge coverage ratio, each as determined in accordance with the Credit Agreement. The Credit Agreement also contains affirmative, negative and financial covenants customary for financings of this type, including, among other things, limitations on certain other indebtedness, loans and investments, liens, mergers, asset sales, and transactions with affiliates, as well as customary events of default for financings of this type. The Company was in compliance with financial covenants under the Credit Agreement as of February 28, 2026.

Borrowings under the Revolving Credit Facility will bear interest at a rate per annum selected by the Company from the following options: (a) Term secured overnight financing rate ("SOFR") for the applicable Interest Period, plus the SOFR Adjustment for the applicable Interest Period, plus 1.25%; (b) Base Rate plus 0.25% or (c) Daily Simple risk free rate ("RFR") for Euros, plus the RFR Adjustment, plus 1.25%. Letters of credit issued under the letter of credit sub-facility will have a letter of credit fee equal to 1.25% per annum. The fee for the unused portion of the credit line is 0.10%. There were no letters of credit outstanding as of February 28, 2026.

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

The gross amounts of assets and liabilities related to operating leases on February 28, 2026 and May 31, 2025 were as follows (in thousands):

Lease Type	February 28, 2026	May 31, 2025
Right of use lease assets, net	$1,573	$2,276

Lease liabilities current	938	1,171

Lease liabilities non-current	635	1,105

The components of lease costs were as follows (in thousands):

		Three Months Ended
		February 28, 2026	March 1, 2025
Consolidated operating lease expense	Operating expenses	$426	$386

		Nine Months Ended
		February 28, 2026	March 1, 2025
Consolidated operating lease expense	Operating expenses	$1,265	$1,240

The approximate future minimum lease payments under operating leases at February 28, 2026 were as follows (in thousands):

Fiscal Year	Operating Leases
Remaining 2026	$329
2027	777
2028	358
2029	181
2030	5
Total lease payments	1,650
Less imputed interest	77
Net minimum lease payments	$1,573

The weighted average remaining lease terms and interest rates of leases held by the Company as of February 28, 2026 and March 1, 2025 were as follows:

Operating Lease as of:	Weighted Average Remaining Lease Term in Years	Weighted Average Interest Rate
February 28, 2026	2.0	5.3%
March 1, 2025	4.5	4.9%

The cash activities associated with our leases for the three and nine month periods ended February 28, 2026 and March 1, 2025 were as follows (in thousands):

		Three Months Ended
Cash Flow Source	Classification	February 28, 2026	March 1, 2025

Operating cash flows from operating leases	Operating activities	$345	$317

		Nine Months Ended
Cash Flow Source	Classification	February 28, 2026	March 1, 2025

Operating cash flows from operating leases	Operating activities	$1,005	$1,013

7. INCOME TAXES

We recorded an income tax provision of $0.3 million and an income tax benefit of $1.0 million for the third quarter of fiscal 2026 and the third quarter of fiscal 2025, respectively. The effective income tax rate during the third quarter of fiscal 2026 was a tax provision of 25.3% as compared to a tax benefit of 33.4% during the third quarter of fiscal 2025. The difference in rate during the third quarter of fiscal 2026 as compared to the third quarter of fiscal 2025 reflects changes in our geographical distribution of income (loss) and the nonrecurring healthcare asset sale loss in the third quarter of fiscal 2025. The 25.3% effective income tax rate differs from the federal statutory rate of 21% as a result of our geographical distribution of income (loss) and the impact of permanent items.

We recorded an income tax provision of $0.6 million and an income tax benefit of $1.3 million for the first nine months of fiscal 2026 and the first nine months of fiscal 2025, respectively. The effective income tax rate during the first nine months of fiscal 2026 was a tax provision of 19.5% as compared to a tax benefit of 36.5% during the first nine months of fiscal 2025. The difference in rate during the first nine months of fiscal 2026 as compared to the first nine months of fiscal 2025 reflects changes in our geographical distribution of income (loss) and the nonrecurring healthcare asset sale loss in the third quarter of fiscal 2025. The 19.5% effective income tax rate differs from the federal statutory rate of 21% as a result of our geographical distribution of income (loss) and the impact of permanent items.

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

We have historically determined that undistributed earnings of our foreign subsidiaries, to the extent of cash available, will be repatriated to the U.S. The deferred tax liability on the outside basis difference is now primarily withholding tax on future dividend distributions. There was no deferred tax liability related to undistributed earnings of our foreign subsidiaries as of February 28, 2026 and May 31, 2025.

The Company's reserve for uncertain tax positions totaled $0.3 million as of February 28, 2026 and May 31, 2025. We record interest related to uncertain tax positions in the income tax expense line item within the Consolidated Statements of Comprehensive Income (Loss). Accrued interest was included within the related tax liability line in the Consolidated Balance Sheets. We have recorded a liability of less than $0.1 million for interest as of February 28, 2026 and May 31, 2025.

The Company maintains a valuation allowance representing the portion of the deferred tax asset that management does not believe is more likely than not to be realized. The valuation allowance was $2.9 million as of February 28, 2026 and $2.8 million as of May 31, 2025. The valuation allowance relates to state NOLs ($1.7 million) and deferred tax assets in foreign jurisdictions where historical taxable losses have been incurred ($1.2 million). The amount of the deferred tax asset is not considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth.

We have considered the impact of the One Big Beautiful Bill Act (“OBBBA”) on the Company’s annual effective tax rate. The impact of OBBBA on the annual effective tax rate includes the reduction in the research and development credit from the Section 280c election. These changes did not have a significant impact to the annual effective tax rate. However, the enactment of the OBBBA introduced several significant tax law modifications that, while not affecting the annual effective tax rate, do have other implications for the Company. The OBBBA makes permanent key elements of the 2017 Tax Cuts and Jobs Act, including 100% bonus depreciation and domestic research cost expensing pursuant to IRC §174 for fiscal year beginning after December 31, 2024. The Company has reflected the change in tax law in its annual effective tax rate through the reduction of its research and development credit under IRC section 41 through the IRC Section 280C(c)(2) election. The Company will evaluate other OBBBA-related items at year end as part of determining taxable income, including bonus depreciation, domestic research cost expensing pursuant to IRC§174, and any other applicable elections available under OBBBA.

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

The earnings per share (“EPS”) presented in our Unaudited Consolidated Statements of Comprehensive Income (Loss) was based on the following amounts (in thousands, except per share amounts):

	Three Months Ended
	February 28, 2026		March 1, 2025
	Basic	Diluted	Basic	Diluted
Numerator for Basic and Diluted EPS:
Net income (loss)	$893	$893	$(2,057)	$(2,057)
Less dividends:
Common stock	750	750	742	742
Class B common stock	109	109	110	110
Undistributed earnings (loss)	$34	$34	$(2,909)	$(2,909)

Common stock undistributed earnings (loss)	$30	$30	$(2,531)	$(2,531)
Class B common stock undistributed earnings (loss)	4	4	(378)	(378)
Total undistributed earnings (loss)	$34	$34	$(2,909)	$(2,909)

Denominator for Basic and Diluted EPS:
Common stock weighted average shares	12,493	12,493	12,333	12,333
Effect of dilutive securities
Dilutive stock options		203		—
Denominator for diluted EPS adjusted for weighted average shares and assumed conversion		12,696		12,333
Class B common stock weighted average shares and shares under if-converted method for diluted EPS	2,037	2,037	2,049	2,049

Net loss per share:
Common stock	$0.07	$0.07	$(0.15)	$(0.15)

Class B common stock	$0.06	$0.06	$(0.13)	$(0.13)

Note: There were no common stock options that were antidilutive and not included in the diluted earnings per share for the third quarter of fiscal 2026. There were 266 common stock options that were anti-dilutive and not included in the diluted earnings per share for the third quarter of fiscal 2025.

	Nine Months Ended
	February 28, 2026		March 1, 2025
	Basic	Diluted	Basic	Diluted
Numerator for Basic and Diluted EPS:
Net income (loss)	$2,681	$2,681	$(2,218)	$(2,218)
Less dividends:
Common stock	2,244	2,244	2,223	2,223
Class B common stock	331	331	332	332
Undistributed earnings (loss)	$106	$106	$(4,773)	$(4,773)

Common stock undistributed earnings (loss)	$92	$93	$(4,150)	$(4,150)
Class B common stock undistributed earnings (loss)	14	13	(623)	(623)
Total undistributed earnings (loss)	$106	$106	$(4,773)	$(4,773)

Denominator for Basic and Diluted EPS:
Common stock weighted average shares	12,455	12,455	12,283	12,283
Effect of dilutive securities
Dilutive stock options		173		—
Denominator for diluted EPS adjusted for weighted average shares and assumed conversion		12,628		12,283
Class B common stock weighted average shares and shares under if-converted method for diluted EPS	2,044	2,044	2,049	2,049

Net income (loss) per share:
Common stock	$0.19	$0.19	$(0.16)	$(0.16)

Class B common stock	$0.17	$0.17	$(0.14)	$(0.14)

Note: There were no stock options that were antidilutive and not included in the diluted earnings per share for the first nine months of fiscal 2026. There were 249 common stock options that were anti-dilutive and not included in the diluted earnings per share for the first nine months of fiscal 2025.

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

The Company reports its financial performance to its CODM based on the three operating and reportable segments defined as follows:

PMT includes the power grid and microwave tube business and RF, Wireless and Power technologies. PMT provides design-in support, systems integration, prototype design and manufacturing, testing, logistics and aftermarket technical service and repair. PMT also offers its customers technical services for both microwave and industrial equipment and continued sale of CT tubes pursuant to an exclusive supply agreement.

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

The CODM is Edward J. Richardson (Chairman, Chief Executive Officer and President). The CODM utilizes segment gross profit compared to both the current forecast and the prior year to analyze and assess financial performance by segment. The CODM’s assessment of each segment’s financial performance is utilized to deliberate and execute decisions to allocate resources to manage the growth and profitability of the individual segments and the entire Company. Inventories, net is the only segment asset metric analyzed and reviewed by the CODM.

Operating results by segment for the three months ended February 28, 2026 and March 1, 2025 are summarized in the following table (in thousands):

	Three Months Ended February 28, 2026
	PMT	GES	Canvys	Total
Net Sales	$38,726	$8,795	$7,951	$55,472
Cost of sales	26,314	6,084	5,394	37,792
Gross profit	12,412	2,711	2,557	17,680

Selling, general and administrative expenses				16,176
Loss on disposal of property, plant and equipment				7

Operating income				1,497
Interest income				122
Foreign exchange loss				(437)
Other, net				13

Income before income taxes				$1,195

	Three Months Ended March 1, 2025
	PMT	GES	Canvys	Total
Net Sales	$35,310	$9,299	$9,195	$53,804
Cost of sales	24,742	6,250	6,139	37,131
Gross profit	10,568	3,049	3,056	16,673

Selling, general and administrative expenses				14,500
Loss on disposal of healthcare assets and related charges				4,916

Operating loss				(2,743)
Interest income				84
Foreign exchange loss				(456)
Other, net				27

Loss before income taxes				$(3,088)

Operating results by segment for the nine months ended February 28, 2026 and March 1, 2025 are summarized in the following table (in thousands)

	Nine Months Ended February 28, 2026
	PMT	GES	Canvys	Total
Net Sales	$113,003	$24,359	$25,005	$162,367
Cost of sales	77,667	16,984	17,030	111,681
Gross profit	35,336	7,375	7,975	50,686

Selling, general and administrative expenses				48,079
Loss on disposal of property, plant and equipment				10

Operating income				2,597
Interest income				436
Foreign exchange loss				(627)
Other, net				923

Income before income taxes				$3,329

	Nine Months Ended March 1, 2025
	PMT	GES	Canvys	Total
Net Sales	$109,977	$23,359	$23,684	$157,020
Cost of sales	76,737	16,022	15,836	108,595
Gross profit	33,240	7,337	7,848	48,425

Selling, general and administrative expenses				46,607
Gain on disposal of property, plant and equipment				(4)
Loss on disposal of healthcare assets and related charges				4,916

Operating loss				(3,094)
Interest income				187
Foreign exchange loss				(616)
Other, net				28

Loss before income taxes				$(3,495)

The segment assets, which consists of inventories, net are summarized in the following table (in thousands):

	February 28, 2026	May 31, 2025

PMT	$85,581	$76,143
GES	13,981	17,367
Canvys	8,057	9,289
Total	$107,619	$102,799

The reconciliations of segment assets to the Consolidated Balance Sheets are summarized in the following table:

	February 28, 2026	May 31, 2025

Total segment assets	$107,619	$102,799
Cash and cash equivalents	29,494	35,901
Accounts receivable	27,041	24,117
Prepaid expenses and other assets	5,827	3,070
Property, plant and equipment, net	18,894	18,355
Intangible assets, net	300	345
Right of use lease assets	1,573	2,276
Other non-current assets	342	228
Deferred income tax assets	8,709	8,744
Total assets	$199,799	$195,835

10. DISPOSAL OF HEALTHCARE ASSETS AND RELATED CHARGES

In the third quarter of fiscal 2025, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with DirectMed. Pursuant to the terms and subject to the conditions of the Purchase Agreement, DirectMed purchased assets of the Company used in the operation of its International Medical Equipment and Service ("IMES") business as well as ALTA tube and related inventory (the “IMES Sale”). The IMES Sale transaction closed simultaneously with the execution of the Purchase Agreement on January 24, 2025.

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

Consideration received of $8.2 million from DirectMed was allocated between the asset sale and the ALTA CT Supply Agreement based on their respective fair values (measured using Level 3 inputs) as follows: $7.0 million allocated to the asset sale and $1.2 million allocated to the ALTA CT Supply Agreement. The consideration related to the ALTA CT Supply Agreement has been initially recorded as deferred revenue within Accrued Liabilities in the Consolidated Balance Sheets and will be recognized into income as ALTA tubes are sold. Deferred revenue as of March 1, 2025 was $1.2 million.

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

11. RISKS AND UNCERTAINTIES

Our business and the companies with which we do business are subject to risks and uncertainties caused by factors beyond our control. Such factors include economic pressures related to inflation, rising interest rates, economic weakness or recession, as well as geopolitical conflict and public health, rising costs of raw materials, tightening labor markets, and pandemics. These and other similar conditions and events have in the past and could in the future disrupt our operations and could have a material adverse effect on our business, results of operations, cash flows and financial condition.

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

INTRODUCTION

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to assist the reader in better understanding our business, results of operations, financial condition, changes in financial condition and significant developments. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes appearing elsewhere in this filing. This section is organized as follows:

•
Business Overview
•
Results of Operations – an analysis and comparison of our consolidated results of operations for the three month and nine month periods ended February 28, 2026 and March 1, 2025, as reflected in our Unaudited Consolidated Statements of Comprehensive Income (Loss).
•
Liquidity, Financial Position and Capital Resources – a discussion of our primary sources and uses of cash for nine month periods ended February 28, 2026 and March 1, 2025, and a discussion of changes in our financial position.

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

The extent to which of these changes in trade policies may impact our business will depend on various factors, including (i) when trade measures are implemented, (ii) the ultimate amount, scope, nature, and duration of tariffs and other trade measures, and (iii) the extent to which the Company can mitigate impacts and pass on any increased costs associated with these changes. In addition, the impact of trade disruptions on general economic conditions and demand for electronic components is difficult to predict.

Our results for the first nine months of fiscal 2026 were not materially impacted by the changes in trade policies implemented by the U.S. However, it is possible that further tariffs may be imposed on imports of our products, including by other countries, or that our business will be impacted by changing trade relations among countries. Management continues to work with its suppliers as well as its customers to mitigate the impact of the tariffs on our customers’ markets, including with respect to tariff refund claims. However, if the Company is unable to successfully pass through the additional cost of these tariffs, or if the higher prices reduce demand for the Company's products, it will have a negative effect on the Company's sales and gross margins.

The Company reports its financial performance based on the operating and reportable segments defined as follows:

Power and Microwave Technologies ("PMT") combines our core engineered solutions capabilities, power grid and microwave tube business with new disruptive RF, Wireless and Power technologies. As a designer, manufacturer, technology partner and authorized distributor, PMT’s strategy is to provide specialized technical expertise and engineered solutions based on our core engineering and manufacturing capabilities on a global basis. We provide solutions and add value through design-in support, systems integration, prototype design and manufacturing, testing, logistics and aftermarket technical service and repair - all through our existing global infrastructure. PMT’s focus is on products for power, RF and microwave applications for customers in 5G, aviation, broadcast, communications, industrial, marine, medical, military, scientific and semiconductor markets. PMT focuses on various applications including broadcast transmission, CO2 laser cutting, diagnostic imaging, dielectric and induction heating, high energy transfer, high voltage switching, plasma, power conversion, radar and radiation oncology. PMT also offers its customers technical services for both microwave and industrial equipment. After the sale of certain assets to DirectMed, the Company continues to repair certain CT tubes and sells them exclusively to DirectMed pursuant to a supply agreement.

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

RESULTS OF OPERATIONS

Financial Summary – Three Months Ended February 28, 2026

•
The third quarter of fiscal 2026 and fiscal 2025 both contained 13 weeks.
•
Net sales during the third quarter of fiscal 2026 were $55.5 million, an increase of 3.1%, compared to net sales of $53.8 million during the third quarter of fiscal 2025.
•
Gross margin increased to 31.9% during the third quarter of fiscal 2026 compared to 31.0% during the third quarter of fiscal 2025.
•
Selling, general and administrative expenses were $16.2 million or 29.2% of net sales during the third quarter of fiscal 2026 compared to $14.5 million or 26.9% of net sales during the third quarter of fiscal 2025.
•
Operating income during the third quarter of fiscal 2026 was $1.5 million compared to an operating loss of $2.7 million during the third quarter of fiscal 2025.
•
Net income during the third quarter of fiscal 2026 was $0.9 million compared to a net loss of $2.1 million during the third quarter of fiscal 2025.

Financial Summary – Nine Months Ended February 28, 2026

•
The first nine months of fiscal 2026 and fiscal 2025 both contained 39 weeks.
•
Net sales during the first nine months of fiscal 2026 were $162.4 million, an increase of 3.4%, compared to net sales of $157.0 million during the first nine months of fiscal 2025.
•
Gross margin increased to 31.2% during the first nine months of fiscal 2026 compared to 30.8% during the first nine months of fiscal 2025.
•
Selling, general and administrative expenses were $48.1 million or 29.6% of net sales during the first nine months of fiscal 2026 compared to $46.6 million or 29.7% of net sales during the first nine months of fiscal 2025.
•
Operating income during the first nine months of fiscal 2026 was $2.6 million compared to an operating loss of $3.1 million during the first nine months of fiscal 2025.
•
Net income during the first nine months of fiscal 2026 was $2.7 million compared to a net loss of $2.2 million during the first nine months of fiscal 2025.

Net Sales and Gross Profit Analysis

Net sales by segment and percentage change during the third quarter and first nine months of fiscal 2026 and fiscal 2025 were as follows (in thousands):

	Three Months Ended		FY26 vs. FY25
	February 28, 2026	March 1, 2025	% Change
PMT	$38,726	$35,310	9.7%
GES	8,795	9,299	-5.4%
Canvys	7,951	9,195	-13.5%
Total	$55,472	$53,804	3.1%

	Nine Months Ended		FY26 vs. FY25
	February 28, 2026	March 1, 2025	% Change
PMT	$113,003	$109,977	2.8%
GES	24,359	23,359	4.3%
Canvys	25,005	23,684	5.6%
Total	$162,367	$157,020	3.4%

During the third quarter of fiscal 2026, consolidated net sales increased 3.1% compared to the third quarter of fiscal 2025. Sales for PMT increased 9.7%, sales for GES decreased 5.4% and sales for Canvys decreased 13.5%. The increase in PMT was primarily due to increases in both our semiconductor equipment and RF/Microwave component segments The decrease in GES was mainly due to a decrease in legacy tube customers offset by increase in market share through new products and territory expansion. The decrease in Canvys was attributable to lower sales in the North American markets.

During the first nine months of fiscal 2026, consolidated net sales increased 3.4% compared to the first nine months of fiscal 2025. Sales for PMT increased 2.8%, sales for GES increased 4.3% and sales for Canvys increased 5.6%. The increase in PMT was primarily due to increases in both our semiconductor equipment and RF/Microwave component segments. The increase in GES was mainly due to an increase in market share through current and new products with territory expansion. The increase in Canvys was attributable to increased sales in the European markets.

Gross profit by segment and percentage of net sales for the third quarter and first nine months of fiscal 2026 and fiscal 2025 were as follows (in thousands):

	Three Months Ended
	February 28, 2026	% of Net Sales	March 1, 2025	% of Net Sales
PMT	$12,412	32.1%	$10,568	29.9%
GES	2,711	30.8%	3,049	32.8%
Canvys	2,557	32.2%	3,056	33.2%
Total	$17,680	31.9%	$16,673	31.0%

	Nine Months Ended
	February 28, 2026	% of Net Sales	March 1, 2025	% of Net Sales
PMT	$35,336	31.3%	$33,240	30.2%
GES	7,375	30.3%	7,337	31.4%
Canvys	7,975	31.9%	7,848	33.1%
Total	$50,686	31.2%	$48,425	30.8%

Gross profit reflects the distribution and manufacturing product margin less manufacturing variances, inventory obsolescence charges, customer returns, scrap and cycle count adjustments, engineering costs and other provisions.

Consolidated gross profit increased to $17.7 million during the third quarter of fiscal 2026 compared to $16.7 million during the third quarter of fiscal 2025. Consolidated gross margin as a percentage of net sales during the third quarter of fiscal 2026 increased to 31.9% when compared to 31.0% during the third quarter of fiscal 2025. This margin increase was mainly due to favorable product mix and improved manufacturing absorption in PMT, unfavorable product mix in GES, and unfavorable manufacturing absorption and higher freight costs in Canvys.

Consolidated gross profit increased to $50.7 million during the first nine months of fiscal 2026 compared to $48.4 million during the first nine months of fiscal 2025. Consolidated gross margin as a percentage of net sales during the first nine months of fiscal 2026 increased to 31.2% when compared to 30.8% during the first nine months of fiscal 2025. This margin increase was mainly due to favorable product mix in PMT, unfavorable product mix in GES and unfavorable product mix and higher freight costs in Canvys.

Power and Microwave Technologies

PMT net sales increased 9.7% to $38.7 million during the third quarter of fiscal 2026 from $35.3 million during the third quarter of fiscal 2025. The increase was due primarily to increases in both our semiconductor equipment and RF/Microwave component segments. Gross margin as a percentage of net sales increased to 32.1% during the third quarter of fiscal 2026 as compared to 29.9% during the third quarter of fiscal 2025 due to product mix and improved manufacturing absorption.

PMT net sales increased 2.8% to $113.0 million during the first nine months of fiscal 2026 from $110.0 million during the first nine months of fiscal 2025. The increase was due primarily to increases in both our semiconductor equipment and RF/Microwave component segments. Gross margin as a percentage of net sales increased to 31.3% during the first nine months of fiscal 2026 as compared to 30.2% during the first nine months of fiscal 2025 due to product mix.

Green Energy Solutions

GES net sales decreased 5.4% to $8.8 million during the third quarter of fiscal 2026 from $9.3 million during the third quarter of fiscal 2025. The decrease reflected a decrease in legacy tube customers offset by an increase in market share through new products and territory expansion. Gross margin as a percentage of net sales decreased to 30.8% during the third quarter of fiscal 2026 as compared to 32.8% during the third quarter of fiscal 2025 due to product mix.

GES net sales increased 4.3% to $24.4 million during the first nine months of fiscal 2026 from $23.3 million during the first nine months of fiscal 2025. The increase reflected an increase in market share through current and new products with territory expansion. Gross margin as a percentage of net sales decreased to 30.3% during the third quarter of fiscal 2026 as compared to 31.4% during the third quarter of fiscal 2025 due to product mix.

Canvys

Canvys net sales decreased 13.5% to $8.0 million during the third quarter of fiscal 2026 from $9.2 million during the third quarter of fiscal 2025, primarily due to lower sales in the North American markets. Gross margin as a percentage of net sales decreased to 32.2% during the third quarter of fiscal 2026 from 33.2% during the third quarter of fiscal 2025 primarily due to unfavorable manufacturing absorption and higher freight costs.

Canvys net sales increased 5.6% to $25.0 million during the first nine months of fiscal 2026 from $23.7 million during the first nine months of fiscal 2025, due to increased sales in the European markets. Gross margin as a percentage of net sales decreased to 31.9% during the first nine months of fiscal 2026 from 33.1% during the first nine months of fiscal 2025 primarily due to product mix and higher freight costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) increased to $16.2 million for the third quarter of fiscal 2026 when compared to $14.5 million for the year ago quarter mainly due to increased salaries, medical benefits, travel, and higher incentives due to sales growth. Expressed as a percentage of net sales, SG&A was 29.2% for the third quarter of fiscal 2026 compared to 26.9% in the third quarter of fiscal 2025.

SG&A increased to $48.1 million for the first nine months of fiscal 2026 when compared to $46.6 million for the first nine months of fiscal 2025 mainly due to increased salaries, legal expenses, and higher incentives due to sales growth. Expressed as a percentage of net sales, SG&A was 29.6% for the first nine months of fiscal 2026 compared to 29.7% in the first nine months of fiscal 2025.

Other Income/Expense

Other income and expense primarily includes interest income, foreign exchange gains and foreign exchange losses. Our foreign exchange gains and losses are primarily due to the translation of U.S. dollars held in non-U.S. entities. We currently do not utilize derivative instruments to manage our exposure to foreign currency.

Other expense during the third quarter of fiscal 2026 totaled $0.3 million compared to other expense of $0.3 million for third quarter of fiscal 2025.

Other income during the first nine months of fiscal 2026 totaled $0.7 million, compared to other expense of $0.4 million for the first nine months of fiscal 2025.The increase from fiscal 2025 was mainly due to a non-recurring gain of $0.9 million.

Income Tax Provision (Benefit)

We recorded an income tax provision of $0.3 million and an income tax benefit of $1.0 million for the third quarter of fiscal 2026 and the third quarter of fiscal 2025, respectively. The effective income tax rate during the third quarter of fiscal 2026 was a tax provision of 25.3% as compared to a tax benefit of 33.4% during the third quarter of fiscal 2025. The difference in rate during the third quarter of fiscal 2026 as compared to the third quarter of fiscal 2025 reflects changes in our geographical distribution of income (loss) and the nonrecurring healthcare asset sale loss in the third quarter of fiscal 2025. The 25.3% effective income tax rate differs from the federal statutory rate of 21% as a result of our geographical distribution of income (loss) and the impact of permanent items.

We recorded an income tax provision of $0.6 million and an income tax benefit of $1.3 million for the first nine months of fiscal 2026 and the first nine months of fiscal 2025, respectively. The effective income tax rate during the first nine months of fiscal 2026 was a tax provision of 19.5% as compared to a tax benefit of 36.5% during the first nine months of fiscal 2025. The difference in rate during the first nine months of fiscal 2026 as compared to the first nine months of fiscal 2025 reflects changes in our geographical distribution of income (loss) and the nonrecurring healthcare asset sale loss in the third quarter of fiscal 2025. The 19.5% effective income tax rate differs from the federal statutory rate of 21% as a result of our geographical distribution of income (loss) and the impact of permanent items.

The Company's reserve for uncertain tax positions totaled $0.3 million as of February 28, 2026, and May 31, 2025. We record interest related to uncertain tax positions in the income tax expense line item within the Consolidated Statements of Comprehensive Income (Loss). Accrued interest was included within the related tax liability line in the Consolidated Balance Sheets. We have recorded a liability of less than $0.1 million for interest as of February 28, 2026 and May 31, 2025.

The Company maintains a valuation allowance representing the portion of the deferred tax asset that management does not believe is more likely than not to be realized. The valuation allowance was $2.9 million as of February 28, 2026, and $2.8 million as of May 31, 2025. The valuation allowance relates to state NOLs ($1.7 million) and deferred tax assets in foreign jurisdictions where historical taxable losses have been incurred ($1.2 million). The amount of the deferred tax asset that is not considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth.

We have considered the impact of the One Big Beautiful Bill Act (“OBBBA”) on the Company’s annual effective tax rate. The impact of OBBBA on the annual effective tax rate includes the reduction in the research and development credit from the Section 280c election. These changes did not have a significant impact to the annual effective tax rate. However, the enactment of the OBBBA introduced several significant tax law modifications that, while not affecting the annual effective tax rate, do have other implications for the Company. The OBBBA makes permanent key elements of the 2017 Tax Cuts and Jobs Act, including 100% bonus depreciation and domestic research cost expensing pursuant to IRC §174 for fiscal year beginning after December 31, 2024. The Company has reflected the change in tax law in its annual effective tax rate through the reduction of its research and development credit under IRC Section 41 through the IRC Section 280C(c)(2) election. The Company will evaluate other OBBBA-related items at year end as part of determining taxable income, including bonus depreciation, domestic research cost expensing pursuant to IRC §174, and any other applicable elections available under OBBBA.

Net Income and Per Share Data

Net income during the third quarter of fiscal 2026 was $0.9 million, or $0.07 per diluted common share and $0.06 per Class B diluted common share as compared to a net loss of $2.1 million during the third quarter of fiscal 2025 or $0.15 per diluted common share and $0.13 per Class B diluted common share.

Net income during the first nine months of fiscal 2026 was $2.7 million, or $0.19 per diluted common share and $0.17 per Class B diluted common share as compared to a net loss of $2.2 million during the first nine months of fiscal 2025 or $0.16 per diluted common share and $0.14 per Class B diluted common share.

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

Our operations and cash needs have been primarily financed through operations and cash on hand.

Cash and cash equivalents were $29.5 million at February 28, 2026. Cash and cash equivalents by geographic area on February 28, 2026 consisted of $11.2 million in North America, $9.7 million in Europe, $0.8 million in Latin America and $7.8 million in Asia/Pacific. No cash was repatriated to the United States in the first nine months of fiscal 2026. Although the Tax Cuts and Jobs Act generally eliminated federal income tax on future cash repatriation to the United States, cash repatriation may be subject to state and local taxes, withholding or similar taxes.

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

On October 7, 2025, the Company executed a three-year extension to the PNC Credit Agreement through the Second Amendment to the Credit Agreement with a maximum borrowing limit of $20 million. The terms of the new agreement are similar to the previous Credit Agreement. See Note 5, Revolving Credit Facility, included in Part I, Item 1 for further information. The Revolving Credit Facility is guaranteed by the Company's domestic subsidiaries. Proceeds of the borrowings under the Revolving Credit Facility, if any, are expected to be used for working capital and general corporate purposes of the Company and its subsidiaries. There were no drawings or repayments under the Revolving Credit Facility as of February 28, 2026 and through the report release date. No amounts were outstanding under the Revolving Credit Facility as of February 28, 2026, and through the report release date.

Cash Flows from Operating Activities

Cash flows from operating activities are primarily a result of our net income adjusted for non-cash items and changes in our operating assets and liabilities.

Operating activities used $1.4 million of cash during the first nine months of fiscal 2026. We had a net income of $2.7 million during the first nine months of fiscal 2026, which included non-cash share-based compensation expense of $1.3 million associated with the issuance of stock option and restricted stock awards, inventory reserve provisions of $0.3 million, unrealized foreign exchange gain of $0.4 million, and depreciation and amortization expense of $2.9 million associated with our property, plant and equipment and intangible assets. Changes in our operating assets and liabilities utilized $8.2 million in cash during the first nine months of fiscal 2026, net of foreign currency exchange gains and losses, included an increase in accounts receivable of $2.5 million, an increase in inventories of $3.0 million, an increase in prepaid expenses and other assets of $2.9 million and an increase in accounts payable and accrued liabilities of $0.8 million. The increase in accounts receivable was primarily due to the higher level of sales. The changes in accounts payable and accrued liabilities were timing related.

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

Cash Flows from Investing Activities

Cash used in investing activities of $3.4 million during the first nine months of fiscal 2026 was due to capital expenditures. Capital expenditures were primarily related to our IT system and LaFox manufacturing and facilities. LaFox manufacturing primarily supports the PMT and GES segments.

Cash provided in investing activities of $5.0 million during the first nine months of fiscal 2025 was due to the $7.0 million of proceeds from the disposal of the Healthcare assets and $2.0 million offset for capital expenditures. Capital expenditures were primarily related to our IT system and LaFox manufacturing and facilities. LaFox manufacturing primarily supports the PMT and GES segments.

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

Cash used in financing activities of $2.2 million during the first nine months of fiscal 2026 primarily resulted from $2.6 million of dividend payments to stockholders partially offset by $0.4 million of proceeds from the issuance of stock.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of February 28, 2026.

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

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended February 28, 2026 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

101

The following financial information from our Quarterly Report on Form 10-Q for the third quarter of fiscal 2026, filed with the SEC on April 9, 2026, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Comprehensive Income (Loss), (iii) the Unaudited Consolidated Statements of Cash Flows, (iv) the Unaudited Consolidated Statements of Stockholders’ Equity and (v) Notes to Unaudited Consolidated Financial Statements.

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

RICHARDSON ELECTRONICS, LTD.

Date: April 9, 2026	By:	/s/ Robert J. Ben
Robert J. Ben Chief Financial Officer and Chief Accounting Officer (on behalf of the Registrant and as Principal Financial Officer)