Form 10-K
period 2026-05-30
RICHARDSON ELECTRONICS, LTD.
filed 2026-08-03
CIK 355948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 30, 2026

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of November 29, 2025 was approximately $126.2 million.

As of July 27, 2026, there were outstanding 12,656,822 shares of Common Stock, $0.05 par value and 2,035,671 shares of Class B Common Stock, $0.05 par value, which are convertible into Common Stock of the registrant on a one-for-one basis.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders scheduled to be held October 6, 2026, which will be filed pursuant to Regulation 14A, are incorporated by reference in Part III of this report. Except as specifically incorporated herein by reference, the above mentioned Proxy Statement is not deemed filed as part of this report.

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

Our fiscal year 2026 began on June 1, 2025 and ended on May 30, 2026, our fiscal year 2025 began on June 2, 2024 and ended on May 31, 2025, and our fiscal year 2024 began on May 28, 2023 and ended on June 1, 2024. Unless otherwise noted, all references to a particular year in this document shall mean the fiscal year for such period.

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

Geography

We currently have operations in the following major geographic regions: North America, Asia/Pacific, Europe and Latin America. Selected financial data attributable to each segment and geographic region for fiscal 2026, fiscal 2025 and fiscal 2024 is set forth in Note 11, Segment and Geographic Information, of the notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

Business Segments

During the fiscal year ended May 31, 2025 and prior, we had four reportable segments: Power and Microwave Technologies ("PMT"), Green Energy Solutions ("GES"), Canvys, and Healthcare. Beginning June 1, 2025, we realigned our operating segment structure and now have three segments: PMT, GES and Canvys. The change in operating segments is predicated on how the Company's chief operating decision maker ("CODM") makes operating decisions and assesses business performance. Prior segment information has been recast to reflect the realignment. Refer to Note 11, Segment and Geographic Information, for discussion of the Company's segment reporting structure, including the recent changes.

As defined above the Company reports its financial performance on the operating and reportable segments defined as follows:

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

International Sales

During fiscal 2026, we made 60% of our sales outside the United States. We continue to pursue new international sales to further expand our geographic reach.

Major Customers

Sales to one customer in our PMT segment totaling $31.5 million accounted for 14 percent of the Company's consolidated net sales in fiscal 2026. No single customer represented more than 10 percent of the consolidated net sales in fiscal 2025 and fiscal 2024. See Note 11, Segment and Geographic Information, of the notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further information on our customer concentration.

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

Employees

As of May 30, 2026, we employed 429 individuals, 392 of whom were employed on a full-time basis and 37 of whom were employed on a part-time basis. Of these, 270 full-time and 17 part-time employees were in the United States and 122 full-time and 20 part-time employees were located internationally. All our employees are non-union.

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

Our PMT business is subject to customer concentration risk.

During the 2026 fiscal year, one customer in our PMT segment accounted for 14% of the Company's consolidated net sales. A loss of business from, or the bankruptcy or insolvency of, this customer may have a material adverse effect on our financial condition, results of operation, liquidity and cash flows.

We are dependent on a limited number of vendors to supply us with essential products.

The products we supply are currently produced by a relatively small number of manufacturers. During fiscal 2026, two of our suppliers each represented more than 10% of our total cost of sales. Our success depends, in large part, on maintaining current vendor relationships and developing new relationships. To the extent that our significant suppliers are unwilling or unable to continue to do business with us, extend lead times, limit supplies due to capacity constraints or other factors, there could be a material adverse effect on our business.

Disruptions to our supply chain could adversely impact our business.

Material disruptions to our supply chains, including changes in our relationships with suppliers, shortages in availability of materials, production delays, regulatory restrictions, public health crises, or other supply chain disruptions, whether due to our suppliers or customers, could have a material adverse effect on our operations and results. Increases in the costs of supplies could result in manufacturing interruptions, delays, inefficiencies or our inability to market products. In addition, our profit margins would decrease if the prices of purchased raw materials, component parts or finished goods increase and we are unable to pass on those increases to our customers. Supply chain disruptions may be exacerbated by other events and conditions, including conflicts in Europe and the Middle East (including Iran and surrounding countries), which could continue to adversely affect our ability to receive goods on a timely basis and increase our material costs. Short-term or sustained increases in market demand may exceed our suppliers’ production capacity or otherwise strain our supply chain. Our failure, or our suppliers’ failure, to meet the demand for raw materials and components could adversely affect our business and results of operations. Further disruptions to the supply chain because of other global or domestic events could materially adversely impact our operations and business. While we actively monitor and take steps to mitigate supply chain risk, there can be no assurance that our mitigation plans will prevent disruptions that may arise from shortages of materials that we use in the production of our products.

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

Our information technology systems are subject to the threat of cyber attacks, security breaches, computer hacking, as well as other damage, disruptions or shutdowns. Experienced computer programmers and hackers may be able to penetrate our security controls and misappropriate or compromise sensitive personal, proprietary or confidential information, create system disruptions or cause shutdowns. They also may be able to develop and deploy viruses, worms and other malicious software programs that attack our systems or otherwise exploit any security vulnerabilities. The rapid evolution and increased adoption of artificial intelligence technologies to carry out more sophisticated attacks may intensify our cybersecurity risk. Additionally, third parties may attempt to fraudulently induce employees or customers into disclosing sensitive information such as usernames, passwords or other information in order to gain access to our customers’ data or our data, including our intellectual property and other confidential business information, employee information or our information technology systems. Our systems and the data stored on those systems may also be vulnerable to security incidents or security attacks, acts of vandalism or theft, coordinated attacks by activist entities, misplaced or lost data, human errors or other similar events that could negatively affect our systems and its data, as well as the data of our business partners. Further, third parties, such as hosted solution providers, that provide services to us, could also be a source of security risk in the event of a failure of their own security systems and infrastructure.

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

Our operations could be adversely affected by uncertain conditions in global or regional economies, including conflict (such as ongoing conflict in Europe and the Middle East, including Iran and surrounding countries), higher inflation or interest rates, recession, natural disasters, impacts of and issues related to climate change, business disruptions, and our ability to adequately staff operations. Any future economic declines may result in decreased revenue, gross margins, earnings or growth rates or difficulty in managing inventory levels or collecting customer receivables. We also have experienced, and expect to continue to experience, increased competitive pricing pressure, raw material inflation and availability issues resulting in difficulties meeting customer demand. In addition, customer difficulties in the future could result from economic uncertainty or the deterioration of conditions in markets in which we operate, the cyclical nature of their respective businesses, such as in the oil and gas industry, or otherwise and, in turn, result in decreases in product demand, increases in bad debt write-offs, decreases in timely collection of accounts receivable and adjustments to our allowance for credit losses, resulting in material reductions to our revenues and net earnings.

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

Artificial intelligence technologies could present business, compliance and reputational risks.

Recent technological advances in artificial intelligence (“AI”) and machine-learning technology both present opportunities and pose risks to us. If we fail to keep pace with rapidly evolving technological developments in AI, our competitive position and business results may suffer. We face risk of competitive disadvantage if our competitors more effectively use AI to better serve customers, drive internal efficiencies, and/or create new or enhanced products or service offerings. We have begun to incorporate AI capabilities into our operations and the introduction of these technologies, particularly generative AI, into internal and external processes may result in new or expanded risks and liabilities, including enhanced governmental or regulatory scrutiny, litigation, compliance issues, ethical concerns, confidentiality or security risks, as well as other factors that could adversely affect our business, reputation, and financial results. In addition, our personnel could, unbeknownst to us and despite strict governance protocols, improperly utilize AI and machine learning technology while carrying out their responsibilities. The use of AI in the development of our products and services could also cause loss of intellectual property, as well as subject us to risks related to intellectual property infringement or misappropriation, data privacy and cybersecurity. The use of AI can lead to unintended consequences, including generating content that appears correct but is factually inaccurate, misleading or otherwise flawed, or that results in unintended biases and discriminatory outcomes, which could harm our reputation and business and expose us to risks related to inaccuracies or errors in the output of such technologies. Finally, multiple jurisdictions have either already put in place laws and regulations governing the use of AI, or are considering such laws and regulations. Compliance with these laws, regulations, and industry frameworks may limit our ability to leverage AI or require us to substantially revise our approach to its use.

Risks Related to International Operations

International operations represent a significant percentage of our business and present a variety of risks that could impact our results.

Because we source and sell our products worldwide, our business is subject to risks associated with doing business internationally. These risks include the costs and difficulties of managing foreign entities, limitations on the repatriation and investment of funds, cultural differences that affect customer preferences and business practices, unstable political or economic conditions, geopolitical risks and demand or supply reactions from events that could include political crises and conflict (including in Europe and the Middle East, including Iran and surrounding countries), war, a major terrorist attack, natural disasters, actual or threatened public health emergencies, trade protection measures and import or export licensing requirements, monetary policy, inflation, economic growth, recession, commodity prices, currency volatility, currency controls, and changes in tax laws.

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

We may incur indebtedness in the future under our credit facility with PNC Bank N.A. Our ability to make interest and scheduled principal payments on any such indebtedness and operate within restrictive covenants could be adversely impacted by changes in availability, terms and cost of capital, changes in interest rates or changes in our credit ratings or our outlook. These changes could increase our cost of business, limiting our ability to pursue acquisition opportunities, react to market conditions and meet operational and capital needs, thereby placing us at a competitive disadvantage.

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

These potential lawsuits, with or without merit, may divert management’s attention, and we may incur significant expenses in our defense. In addition, we may be required to pay damages or settlements, become subject to injunctions or other equitable remedies, or decide to abandon certain lines of business that may have a material adverse effect on our results of operations, financial position and cash flows.

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

The recent tariff modifications did not materially impact our fiscal 2026 results. However, it is possible that further tariffs may be imposed on imports of our products, including by other countries, or that our business will be impacted by changing trade relations among countries. This may cause us to raise prices or make changes to our operations, any of which could adversely impact demand for our products, our costs, customers, suppliers and/or the United States economy or certain sectors thereof and, thus, to adversely impact our businesses and results of operations. Given the evolving nature of trade relations, the impact on our operations and results is uncertain and could be significant. We can provide no assurance that any strategies we implement to mitigate the impact of such tariffs or other trade actions will be successful. To the extent that our supply chain, costs, sales or profitability are negatively affected by the tariffs or other trade actions, our business, financial condition and results of operations may be materially adversely affected.

Ownership Risks

A single stockholder controls a majority of the Company's voting stock.

As of July 27, 2026, Edward J. Richardson, our Chairman, Chief Executive Officer and President, beneficially owned 98% of the outstanding shares of our Class B common stock, representing 61% of the voting power of the outstanding common stock. This share ownership permits Mr. Richardson to exert control over the outcome of stockholder votes, including votes concerning the election of directors, by-law amendments, possible mergers, corporate control contests and other significant corporate transactions.

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

Our stock price may be volatile.

Our stock price has fluctuated in the past and may experience declines in the future as a result of the volatile nature of the stock market, developments in our business and/or factors outside of our control including certain risk factors discussed in this report. Many factors may cause the market price for our common stock to change, including: (i) our operating results as compared to investors’ expectations in any period, (ii) market perceptions concerning our future earnings prospects, (iii) adverse changes in general market conditions or economic trends and (iv) changes or events in our industry or the world, such as market reactions to public health issues, natural disasters, changes in global, national, or regional economies, inflation, governmental policies, political unrest, military action and armed conflicts (in Europe and the Middle East, including Iran and surrounding countries), terrorist activities, political and social turmoil, civil unrest and other crises.

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

Our facility locations, their primary use and segments served are as follows:

Location	Leased/ Owned	Use	Segment
LaFox, IL*	Owned	Corporate/Sales/Distribution/ Manufacturing	PMT/Canvys/GES
Woodland Hills, CA	Leased	Sales	PMT
Marlborough, MA	Leased	Sales/Distribution/Manufacturing	Canvys
Sweetwater, TX	Leased	Research and Development	PMT
Sao Paulo, Brazil	Leased	Sales/Distribution	PMT
Beijing, China	Leased	Sales	PMT
Nanjing, China	Leased	Sales	PMT
Shanghai, China	Leased	Sales/Distribution	PMT
Shenzhen, China	Leased	Sales	PMT
Paris, France	Leased	Sales	PMT
Donaueschingen, Germany	Leased	Sales/Distribution/Manufacturing	Canvys
Puchheim, Germany	Leased	Sales	PMT
Mumbai, India	Leased	Sales	PMT
Florence, Italy	Leased	Sales	PMT
Milan, Italy	Leased	Sales	PMT
Tokyo, Japan	Leased	Sales	PMT
Mexico City, Mexico	Leased	Sales	PMT
Amsterdam, Netherlands	Leased	Sales/Distribution/Manufacturing	PMT
Singapore, Singapore	Leased	Sales/Distribution	PMT
Seoul, South Korea	Leased	Sales	PMT
Taipei, Taiwan	Leased	Sales	PMT/Canvys
Bangkok, Thailand	Leased	Sales/Distribution	PMT
Dubai, United Arab Emirates	Leased	Sales/Testing	PMT
Hook, United Kingdom	Leased	Sales/Distribution/Testing/Repair	PMT
Lincoln, United Kingdom	Leased	Sales	PMT/Canvys

* LaFox, Illinois is also the location of our corporate headquarters.

ITEM 3. Legal Proceedings

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

PART II

ITEM 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Unregistered Sales of Equity Securities

There were no sales of unregistered equity securities in fiscal 2026.

Share Repurchases

There were no share repurchases in fiscal 2026.

Dividends

Our quarterly dividend was $0.06 per common share and $0.054 per Class B common share during fiscal 2026. Annual dividend payments were $3.4 million for fiscal 2026 and $3.4 million for fiscal 2025. All future payments of dividends are at the discretion of the Board of Directors. Dividend payments will depend on earnings, capital requirements, operating conditions and such other factors that the Board may deem relevant.

Common Stock Information

Our common stock is traded on the NASDAQ Global Select Market (“NASDAQ”) under the trading symbol (“RELL”). There is no established public trading market for our Class B common stock. As of July 27, 2026, there were 369 stockholders of record for the common stock and 12 stockholders of record for the Class B common stock.

The Company joined the Russell 3000® Index in 2023. Membership in the U.S. all-cap Russell 3000® Index includes the Company in the large-cap Russell 1000® Index and the small-cap Russell 2000® Index.

Performance Graph

The performance of our common stock is compared with the performance of the NASDAQ Composite Index and the Russell Microcap Technology Index for the fiscal years 2022 to 2026. The following graph assumes $100 invested on the last day of our fiscal year 2021, in our common stock, the NASDAQ Composite Index and the Russell Microcap Technology Index. Total return indices reflect reinvestment of dividends at the closing stock prices at the date of the dividend declaration.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to assist the reader in better understanding our business, results of operations, financial condition, changes in financial condition, critical accounting estimates and significant developments. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes appearing elsewhere in this filing. This section is organized as follows:

•
Business Overview
•
Results of Operations - an analysis and comparison of our consolidated results of operations for the fiscal years ended May 30, 2026, May 31, 2025 and June 1, 2024, as reflected in our Consolidated Statements of Comprehensive Income.
•
Liquidity, Financial Position and Capital Resources - a discussion of our primary sources and uses of cash for the fiscal years ended May 30, 2026, May 31, 2025 and June 1, 2024, and a discussion of changes in our financial position.

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

Our results for fiscal 2026 were not materially impacted by the changes in trade policies implemented by the U.S. However, it is possible that further tariffs may be imposed on imports of our products, including by other countries, or that our business will be impacted by changing trade relations among countries. Management continues to work with its suppliers as well as its customers to mitigate the impact of the tariffs on our customers’ markets. However, if the Company is unable to successfully pass through the additional cost of these tariffs, or if the higher prices reduce demand for the Company's products, it will have a negative effect on the Company's sales and gross margins.

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

Results of Operations

Overview - Fiscal Year Ended May 30, 2026

•
Fiscal 2026 and fiscal 2025 each contained 52 weeks.
•
Net sales during fiscal 2026 were $228.6 million, up 9.4%, compared to net sales of $208.9 million during fiscal 2025.
•
Gross margin was 31.2% of net sales during fiscal 2026, compared to 31.0% of net sales during fiscal 2025.
•
Selling, general and administrative expenses were $65.7 million, or 28.8% of net sales, during fiscal 2026, compared to $62.2 million, or 29.8% of net sales, during fiscal 2025.
•
Operating income during fiscal 2026 was $6.5 million, compared to an operating loss of $2.5 million during fiscal 2025.
•
Other income during fiscal 2026 was $1.0 million, compared to other income of $0.9 million during fiscal 2025.
•
Net income during fiscal 2026 was $6.4 million, compared to a net loss of $1.1 million during fiscal 2025.

Net Sales and Gross Profit Analysis

Net sales by segment and percentage change for fiscal 2026, fiscal 2025 and fiscal 2024 were as follows (in thousands):

Net Sales	FY 2026	FY 2025	FY 2024	FY26 vs. FY25 % Change	FY25 vs. FY24 % Change
PMT	$160,490	$147,045	$140,783	9.1%	4.4%
GES	30,814	28,719	23,233	7.3%	23.6%
Canvys	37,260	33,145	32,444	12.4%	2.2%
Total	$228,564	$208,909	$196,460	9.4%	6.3%

During fiscal 2026, consolidated net sales increased by 9.4% compared to fiscal 2025. Sales for PMT increased by 9.1%, GES sales increased by 7.3%, and Canvys sales increased by 12.4%. The increase in PMT was due to strong growth in RF and Wireless Components and Semiconductor Wafer Fab market. The increase in GES was due to an increase in new customers, new power management products, and increased market share for current products. The increase in Canvys was primarily due to higher sales in the North American markets.

During fiscal 2025, consolidated net sales increased by 6.3% compared to fiscal 2024. Sales for PMT increased by 4.4%, GES sales increased by 23.6%, and Canvys sales increased by 2.2%. The increase in PMT was mainly due to increased sales of engineered solutions for the semi-wafer fabrication products and increases in RF and Wireless Components. The increase in GES was mainly due to increased market share, new products and new customer development for power management products focused on numerous green energy applications. The increase in Canvys was attributable to higher sales in the North American markets.

Gross profit by segment and percentage of segment net sales for fiscal 2026, fiscal 2025 and fiscal 2024 were as follows (in thousands):

Gross Profit	FY 2026		FY 2025		FY 2024
PMT	$50,092	31.2%	$44,881	30.5%	$42,386	30.1%
GES	9,327	30.3%	9,030	31.4%	6,607	28.4%
Canvys	11,928	32.0%	10,889	32.9%	10,973	33.8%
Total	$71,347	31.2%	$64,800	31.0%	$59,966	30.5%

Gross profit reflects the distribution and manufacturing product margin less manufacturing variances, inventory obsolescence charges, customer returns, scrap and cycle count adjustments, engineering costs and other provisions.

Consolidated gross profit was $71.3 million during fiscal 2026, compared to $64.8 million during fiscal 2025. Consolidated gross margin as a percentage of net sales was 31.2% for fiscal 2026, compared to the 31.0% during fiscal 2025, primarily due to a favorable product mix for PMT, and unfavorable product mix for GES and Canvys.

Consolidated gross profit was $64.8 million during fiscal 2025, compared to $60.0 million during fiscal 2024. Consolidated gross margin as a percentage of net sales was 31.0% for fiscal 2025, compared to the 30.5% during fiscal 2024, primarily due to favorable product mix partially offset by manufacturing under absorption for PMT, favorable product mix of increased Engineered Solution products for GES, and unfavorable product mix and higher freight costs for Canvys. Gross margin during fiscal 2025 included expense related to inventory provisions of $0.5 million for PMT and $0.1 million for Canvys.

Power and Microwave Technologies

Net sales for PMT increased 9.1% to $160.5 million during fiscal 2026 from $147.1 million during fiscal 2025. The increase was due to strong growth in RF and Wireless Components and Semiconductor Wafer Fab market. Gross margin as a percentage of net sales increased to 31.2% during fiscal 2026 as compared to 30.5% during fiscal 2025, due to favorable product mix.

Net sales for PMT increased 4.4% to $147.1 million during fiscal 2025 from $140.8 million during fiscal 2024. The increase was due primarily to increased sales of engineered solutions for the semiconductor wafer fabrication market and increases in RF and Wireless components. Gross margin as a percentage of net sales increased to 30.5% during fiscal 2025 as compared to 30.1% during fiscal 2024, primarily due to favorable product mix partially offset by manufacturing under absorption.

Green Energy Solutions

Net sales for GES increased 7.3% to $30.8 million during fiscal 2026 from $28.7 million during fiscal 2025. The increase in GES was due to increase in new customers, new power management products, and increased market share for current products. Gross margin as a percentage of net sales decreased to 30.3% during fiscal 2026 as compared to 31.4% during fiscal 2025, primarily due to unfavorable product mix.

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

Canvys

Net sales for Canvys increased 12.4% to $37.3 million during fiscal 2026, from $33.1 million during fiscal 2025 primarily due to higher sales in the North American markets. Gross margin as a percentage of net sales decreased to 32.0% during fiscal 2026 as compared to 32.9% during fiscal 2025 due to unfavorable product mix.

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

Our sales are aggregated by the following geographic regions: North America; Asia/Pacific; Europe; Latin America; and Other. The net sales by geographic area and percentage change for fiscal 2026, fiscal 2025 and fiscal 2024 were as follows (in thousands):

Net Sales	FY 2026	FY 2025	FY 2024	FY26 vs. FY25 % Change	FY25 vs. FY24 % Change
North America	$98,159	$91,096	$77,269	7.8%	17.9%
Asia/Pacific	58,000	43,211	45,264	34.2%	(4.5%)
Europe	65,656	64,949	61,476	1.1%	5.6%
Latin America	6,749	8,366	10,908	(19.3%)	(23.3%)
Other (1)	—	1,287	1,543	(100.0%)	(16.6%)
Total	$228,564	$208,909	$196,460	9.4%	6.3%

(1)
Primarily includes net sales not allocated to a specific geographical region.

Gross Profit by Geographic Area

Gross profit by geographic area and percentage of geographic net sales for fiscal 2026, fiscal 2025 and fiscal 2024 were as follows (in thousands):

	FY 2026		FY 2025		FY 2024
Gross Profit (Loss)	Amount	% of Net Sales	Amount	% of Net Sales	Amount	% of Net Sales
North America	$33,385	34.0%	$36,718	40.3%	$29,306	37.9%
Asia/Pacific	16,976	29.3%	13,890	32.1%	13,682	30.2%
Europe	18,359	28.0%	18,572	28.6%	18,516	30.1%
Latin America	2,628	38.9%	3,236	38.7%	3,983	36.5%
Other (1)	(1)		(7,616)		(5,521)
Total	$71,347	31.2%	$64,800	31.0%	$59,966	30.5%

(1)
Primarily includes net sales not allocated to a specific geographical region, unabsorbed value-add costs and other unallocated expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) increased 5.7% during fiscal 2026 to $65.7 million from $62.2 million during fiscal 2025. This increase in SG&A from fiscal 2025 mainly reflected higher salaries and incentives due to sales growth, as well as severance expense, partially offset by lower travel and legal expenses. SG&A as a percentage of sales decreased to 28.8% during fiscal 2026 as compared to 29.8% during fiscal 2025.

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

Loss on Disposal of Healthcare Assets and Related Charges

A substantial portion of Healthcare assets were sold to DirectMed on January 24, 2025 that resulted in a total loss of $5.1 million for fiscal 2025. The loss on assets sold to DirectMed totaled $3.2 million and the Company recorded an impairment charge of $1.9 million for inventories, net and property, plant and equipment, net. In future periods, Healthcare financial results are no longer a standalone segment, they have been consolidated into the PMT segment.

During fiscal 2026, the Company entered into an arrangement to sell certain Healthcare assets retained by the Company following the Healthcare asset sale in January 2025, resulting in a gain on disposal of $0.8 million.

The cumulative loss recorded in fiscal 2025 and fiscal 2026 for the disposal of Healthcare assets and related charges totaled $4.2 million. Refer to Note 10, Disposal of Healthcare Assets and Related Charges, in Part II, Item 8 for more details.

Other Income/Expense

Other income was $1.0 million during fiscal 2026, compared to other income of $0.9 million during fiscal 2025. Fiscal 2026 had $0.5 million of investment income compared to $0.4 million in fiscal 2025. Our foreign exchange gains and losses are primarily due to the translation of U.S. dollars held in non-U.S. entities. The foreign exchange loss reported for fiscal 2026 totaled $0.5 million compared to a gain of $0.5 million for fiscal 2025. We currently do not utilize derivative instruments to manage our exposure to foreign currency. Other income for fiscal 2026 also included a non-recurring gain of $0.9 million.

Income Tax Provision (Benefit)

Our income tax provision (benefit) during fiscal 2026, fiscal 2025 and fiscal 2024 was $1.1 million, ($0.4) million and $0.1 million, respectively. The effective income tax rates during fiscal 2026, fiscal 2025 and fiscal 2024 were 14.6%, 25.4%, and 61.4%, respectively. The difference between the effective income tax rates as compared to the U.S. federal statutory rate of 21.0% during fiscal 2026, fiscal 2025 and fiscal 2024 reflects changes in the geographical distribution of income (loss) and the impact of valuation allowance changes related to the realizability of our U.S. state net operating loss deferred tax assets.

As of May 30, 2026, net deferred tax assets related to domestic state net operating loss ("NOL") carryforwards amounted to approximately $1.8 million and $1.9 million as of May 31, 2025. Net deferred tax assets related to foreign NOL carryforwards were $0.3 million as of May 30, 2026 and $0.1 million as of May 31, 2025 with various or indefinite expiration dates. During the fourth quarter of fiscal 2026, we decreased the valuation allowance on the state net operating losses by $0.5 million resulting in a total valuation allowance against state net operating losses of $1.2 million.

We have historically determined that undistributed earnings of our foreign subsidiaries, to the extent of cash available, will be repatriated to the U.S. The deferred tax liabilities on the outside basis difference is now primarily withholding tax on future dividend distributions. There was no deferred tax liability related to undistributed earnings of our foreign subsidiaries in fiscal 2026 and fiscal 2025.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to support a more likely than not assertion that its deferred tax assets will be realized. A significant component of objective evidence evaluated was the cumulative income or loss incurred in each jurisdiction over the three-year period ended May 30, 2026. We considered other positive evidence in determining the need for a valuation allowance in the U.S. including the subpart F and GILTI inclusions of our foreign earnings, the changes in our business performance in recent years and the utilization of federal NOLs. The weight of this positive evidence is sufficient to outweigh other negative evidence in evaluating our need for a valuation allowance in the U.S. federal jurisdiction. As a result of the positive evidence outweighing the negative evidence for the year ended May 30, 2026, no additional valuation allowance on the U.S. federal deferred tax items was recorded. As of May 30, 2026, we recorded a $0.5 million valuation allowance decrease on state NOLs as there was more positive evidence supporting the Company’s ability to utilize the state NOLs, including higher book income in fiscal 2026 and fiscal 2027 projections.

As of May 30, 2026, a valuation allowance of $2.8 million was recorded, representing the portion of the deferred tax asset that management does not believe is more likely than not to be realized. The valuation allowance as of May 31, 2025 was $2.8 million. The valuation allowance relates to state NOLs ($1.2 million) and deferred tax assets in foreign jurisdictions where historical taxable losses have been incurred ($1.6 million). The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth.

In the normal course of business, we are subject to examination by taxing authorities throughout the world. Years prior to fiscal 2016 are closed for examination under the statute of limitation for U.S. federal and U.S. state. In The Netherlands, years prior to fiscal 2021 are closed for examination. We are under examination in Germany for fiscal years 2019 to 2022. The Company is under audit in Illinois for fiscal 2022 and fiscal 2023. We have no other current open audits in the U.S.

The Company recorded $0.4 million related to uncertain tax positions as of May 30, 2026 as compared to $0.3 million as of May 31, 2025 and $0.1 million as of June 1, 2024. We record interest related to uncertain tax positions in the income tax expense line item within the Consolidated Statements of Comprehensive Income. The Company recognizes interest accrued related to unrecognized tax benefits and penalties in operating expenses. We have recorded a liability of less than $0.1 million for interest as of May 30, 2026, May 31, 2025 and June 1, 2024.

Liquidity, Financial Position and Capital Resources

Our operations and cash needs have been primarily financed through income from operations and cash on hand.

Cash and cash equivalents were $31.8 million at May 30, 2026. Cash and cash equivalents by geographic area at May 30, 2026 consisted of $11.7 million in North America, $11.4 million in Europe, $1.0 million in Latin America and $7.7 million in Asia/Pacific. Although the Tax Cuts and Jobs Act generally eliminated federal income tax on future cash repatriation to the United States, cash repatriation may be subject to state and local taxes, withholding or similar taxes. See Note 8, Income Taxes, from the notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further information.

Cash and cash equivalents were $35.9 million at May 31, 2025. Cash and cash equivalents by geographic area at May 31, 2025 consisted of $19.5 million in North America, $7.7 million in Europe, $0.9 million in Latin America and $7.8 million in Asia/Pacific. The January 24, 2025 sale of certain Healthcare assets to DirectMed generated $8.0 million of cash. No cash was repatriated to the United States in fiscal 2025.

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

On October 7, 2025, the Company executed a three-year extension to the Credit Agreement through the Second Amendment to the Credit Agreement with a maximum borrowing limit of $20 million. The terms of the new agreement are similar to the previous Credit Agreement. See Note 6, Revolving Credit Facility, included in the notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10K for further information. The Revolving Credit Facility is guaranteed by the Company's domestic subsidiaries. Proceeds of the borrowings under the Revolving Credit Facility, if any, are expected to be used for working capital and general corporate purposes of the Company and its subsidiaries. There were no drawings or repayments under the Revolving Credit Facility as of May 30, 2026 and through the report release date. No amounts were outstanding under the Revolving Credit Facility as of May 30, 2026, and through the report release date.

Cash Flows from Operating Activities

Cash flow from operating activities primarily resulted from our net income (loss) adjusted for non-cash items and changes in our operating assets and liabilities.

Operating activities provided $0.8 million of cash during fiscal 2026. We had $6.4 million net income, a $0.8 million gain on the disposal of Healthcare assets and related charges and a $1.1 million decrease in deferred income tax assets during fiscal 2026. Other cash provided during fiscal 2026 included non-cash share-based compensation expense of $1.6 million associated with the issuance of stock option awards and restricted stock awards, $0.5 million of inventory provisions and $3.8 million from depreciation and amortization expense associated with our property and equipment as well as amortization of our intangible assets. Changes in our operating assets and liabilities used cash of $11.2 million during fiscal 2026, mainly due to an increase in receivables of $8.9 million, a decrease in inventories of $0.7 million, an increase of $2.3 million in prepaid expenses, and a $0.7 million net decrease in accounts payable and accrued liabilities. Increase in receivables due to increase in sales.

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

Cash used by investing activities of $3.1 million during fiscal 2026 was due to $4.4 million in capital expenditures partially offset by $1.3 million proceeds from the sale of Healthcare assets and related charges. Capital expenditures were primarily related to our IT system and LaFox manufacturing and facilities. LaFox manufacturing primarily supports the PMT and GES segments.

Cash provided by investing activities of $4.0 million during fiscal 2025 was due to $6.8 million from the proceeds from the sale of Healthcare assets and related charges partially offset by $2.8 million of capital expenditures. The capital expenditures were primarily related to our LaFox manufacturing business and facility improvements as well as IT systems.

Our purchases and proceeds from investments consisted of time deposits and CDs. Purchasing of future investments may vary from period to period due to interest and foreign currency exchange rates.

Cash Flows from Financing Activities

Cash flow from financing activities primarily consisted of cash dividends paid.

Cash used in financing activities of $2.5 million during fiscal 2026 resulted primarily from the $3.4 million used to pay dividends to stockholders with a $0.9 million offset for the proceeds from stock option exercises.

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

Contractual Obligations

Contractual obligations are presented in the table below as of May 30, 2026 (in thousands):

	Less than 1 year	1 - 3 years	Less Interest	Total
Lease obligations (1)	$831	$628	$(70)	$1,389
(1)
Lease obligations are related to certain warehouse and office facilities and vehicles under non-cancelable operating leases.

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

New Accounting Pronouncements

A summary of the New Accounting Pronouncements is provided in Note 3, Significant Accounting Policies and Disclosures, of the notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

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

Our foreign denominated assets and liabilities are cash and cash equivalents, accounts receivable, inventory, accounts payable and intercompany receivables and payables, as we conduct business in countries of the European Union, Asia/Pacific and, to a lesser extent, Canada and Latin America. We manage foreign exchange exposures by using currency clauses in certain sales contracts. We have not used any derivative instruments nor entered any forward contracts in fiscal 2026, fiscal 2025 or fiscal 2024.

Had the U.S. dollar changed unfavorably 10% against various foreign currencies, foreign denominated net sales would have been lower by an estimated $13.0 million during fiscal 2026, an estimated $11.3 million during fiscal 2025, and an estimated $10.8 million during fiscal 2024. Total assets would have declined by an estimated $5.2 million as of the fiscal year ended May 30, 2026, and an estimated $5.4 million as of the fiscal year ended May 31, 2025, while the total liabilities would have decreased by an estimated $0.9 million as of the fiscal year ended May 30, 2026 and an estimated $1.4 million as of the fiscal year ended May 31, 2025.

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

Board of Directors and Stockholders

Richardson Electronics, Ltd.

LaFox, Illinois

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Richardson Electronics, Ltd. (the “Company”) as of May 30, 2026 and May 31, 2025, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended May 30, 2026, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at May 30, 2026 and May 31, 2025, and the results of its operations and its cash flows for each of the three fiscal years in the period ended May 30, 2026, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of May 30, 2026, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated August 3, 2026 expressed an unqualified opinion thereon.

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

Estimation of Obsolete or Slow-moving Inventory Reserve - Power and Microwave Technologies ("PMT") Reportable Segment

As described in Note 3 to the consolidated financial statements, the consolidated inventory balance as of
May 30, 2026, was $103.0 million, net of $6.3 million in reserves. Provisions for obsolete or slow-moving inventories are based upon regular analysis of stock rotation privileges, obsolescence, the exiting of certain markets and assumptions about future demand and market conditions. A number of products in the PMT reportable segment represent trailing edge technology the Company often buys products ahead of supplier price increases and extended lead times which can create higher levels of inventory. As technologies evolve and customers replace their equipment, PMT inventory on hand may become obsolete.

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

Chicago, Illinois

August 3, 2026

Richardson Electronics, Ltd.

Consolidated Balance Sheets

(in thousands, except per share amounts)

	May 30, 2026	May 31, 2025
Assets
Current assets:
Cash and cash equivalents	$31,779	$35,901
Accounts receivable, less allowance for credit losses of $350 and $250, respectively	33,162	24,117
Inventories, net	103,020	102,799
Prepaid expenses and other assets	4,770	3,070
Total current assets	172,731	165,887
Non-current assets:
Property, plant and equipment, net	19,003	18,355
Intangible assets, net	285	345
Right of use lease assets, net	1,389	2,276
Deferred income tax assets, net	8,346	8,744
Other non-current assets	263	228
Total non-current assets	29,286	29,948
Total assets	$202,017	$195,835
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$19,593	$21,339
Accrued liabilities	15,989	14,276
Lease liabilities current	787	1,171
Total current liabilities	36,369	36,786
Non-current liabilities:
Deferred income tax liabilities	177	81
Lease liabilities non-current	602	1,105
Other non-current liabilities	1,168	1,204
Total non-current liabilities	1,947	2,390
Total liabilities	38,316	39,176
Commitments and contingencies (Note 3)
Stockholders’ Equity
Common stock, $0.05 par value; 12,588 and 12,362 shares issued and outstanding on May 30, 2026 and May 31, 2025, respectively	629	618
Class B common stock, convertible, $0.05 par value; 2,036 and 2,049 shares issued and outstanding on May 30, 2026 and May 31, 2025, respectively	102	102
Additional paid-in-capital	76,950	74,445
Retained earnings	82,284	79,340
Accumulated other comprehensive income	3,736	2,154
Total stockholders’ equity	163,701	156,659
Total liabilities and stockholders’ equity	$202,017	$195,835

Refer to accompanying Notes to Consolidated Financial Statements.

Richardson Electronics, Ltd.

Consolidated Statements of Comprehensive Income

(in thousands, except per share amounts)

	Fiscal Year Ended
	May 30, 2026	May 31, 2025	June 1, 2024
Net sales	$228,564	$208,909	$196,460
Cost of sales	157,217	144,109	136,494
Gross profit	71,347	64,800	59,966
Selling, general and administrative expenses	65,717	62,173	59,548
Loss on disposal of property, plant and equipment	13	16	70
(Gain) loss on disposal of healthcare assets and related charges	(847)	5,074	—
Operating income (loss)	6,464	(2,463)	348
Other (income) expense:
Interest income	(544)	(392)	(284)
Foreign exchange	452	(496)	436
Other, net	(922)	(44)	39
Total other (income) expense	(1,014)	(932)	191
Income (loss) before income taxes	7,478	(1,531)	157
Income tax provision (benefit)	1,095	(388)	96
Net income (loss)	6,383	(1,143)	61
Foreign currency translation gain, net of tax	1,582	1,390	149
Comprehensive income	$7,965	$247	$210

Net income (loss) per share:
Common stock - Basic	$0.45	$(0.08)	$0.00
Class B common stock - Basic	0.40	(0.07)	0.00
Common stock - Diluted	0.44	(0.08)	0.00
Class B common stock - Diluted	0.40	(0.07)	0.00

Weighted average number of shares:
Common stock - Basic	12,492	12,298	12,214
Class B common stock - Basic	2,042	2,049	2,051
Common stock - Diluted	12,690	12,298	12,464
Class B common stock - Diluted	2,042	2,049	2,051

Refer to accompanying Notes to Consolidated Financial Statements.

Richardson Electronics, Ltd.

Consolidated Statements of Cash Flows

(in thousands)

	Fiscal Year Ended
	May 30, 2026	May 31, 2025	June 1, 2024
Operating activities:
Net income (loss)	$6,383	$(1,143)	$61
Adjustments to reconcile net income to cash provided by operating activities:
Unrealized foreign currency gain	(24)	(1,002)	(304)
Depreciation and amortization	3,789	4,002	4,307
Inventory provisions	499	550	606
Share-based compensation expense	1,621	1,545	1,326
Loss on disposal of property, plant and equipment	10	16	70
Deferred income taxes	1,060	(3,257)	(1,004)
(Gain) loss on disposal of healthcare assets and related charges	(847)	5,074	—
Change in assets and liabilities:
Accounts receivable	(8,909)	130	5,297
Inventories	742	206	66
Prepaid expenses and other assets	(2,265)	(180)	250
Accounts payable	(1,870)	5,525	(8,124)
Accrued liabilities	1,127	(1,240)	3,396
Other	(554)	326	577
Net cash provided by operating activities	762	10,552	6,524
Investing activities:
Capital expenditures	(4,383)	(2,811)	(4,041)
Proceeds from the sale of property, plant and equipment	—	7	—
Proceeds from disposal of healthcare assets	1,300	6,827	—
Net cash (used in) provided by investing activities	(3,083)	4,023	(4,041)
Financing activities:
Proceeds from issuance of common stock	993	320	591
Cash dividends paid on common and Class B common stock	(3,439)	(3,407)	(3,376)
Proceeds from revolving credit facility	—	1,000	3,744
Repayment of revolving credit facility	—	(1,000)	(3,744)
Other	(98)	(159)	(120)
Net cash used in financing activities	(2,544)	(3,246)	(2,905)
Effect of exchange rate changes on cash and cash equivalents	743	309	(296)
(Decrease) increase in cash and cash equivalents	(4,122)	11,638	(718)
Cash and cash equivalents at beginning of period	35,901	24,263	24,981
Cash and cash equivalents at end of period	$31,779	$35,901	$24,263

Supplemental Disclosure of Cash Flow Information:
Cash paid during the fiscal year:
Income taxes, net of refunds	$1,738	$1,821	$-
Non-cash activities:
Accruals for construction in progress	312	-	267
Right of use assets obtained in exchange for lease liabilities	303	730	1,518

Refer to accompanying Notes to Consolidated Financial Statements.

Richardson Electronics, Ltd.

Consolidated Statements of Stockholders’ Equity

(in thousands, except per share amounts)

	Common	Class B Common	Par Value	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance May 27, 2023	12,140	2,052	$710	$70,951	$87,044	$615	$159,320
Comprehensive income
Net income	—	—	—	—	61	—	61
Foreign currency translation, net of tax	—	—	—	—	—	149	149
Share-based compensation:
Restricted stock	—	—	—	685	—	—	685
Stock options	—	—	—	641	—	—	641
Common stock:
Options exercised	74	—	3	588	—	—	591
Restricted stock issuance	37	—	2	(121)	—	—	(119)
Class B converted to common	3	(3)	—	—	—	—	—
Dividends paid to:
Common ($0.24 per share)	—	—	—	—	(2,933)	—	(2,933)
Class B ($0.22 per share)	—	—	—	—	(443)	—	(443)
Balance June 1, 2024	12,254	2,049	$715	$72,744	$83,729	$764	$157,952
Comprehensive income
Net loss	—	—	—	—	(1,143)	—	(1,143)
Foreign currency translation, net of tax	—	—	—	—	161	1,390	1,551
Share-based compensation:
Restricted stock	—	—	—	958	—	—	958
Stock options	—	—	—	587	—	—	587
Common stock:
Options exercised	48	—	2	318	—	—	320
Restricted stock issuance	60	—	3	(162)	—	—	(159)
Dividends paid to:
Common ($0.24 per share)	—	—	—	—	(2,964)	—	(2,964)
Class B ($0.22 per share)	—	—	—	—	(443)	—	(443)
Balance May 31, 2025	12,362	2,049	$720	$74,445	$79,340	$2,154	$156,659
Comprehensive income
Net income	—	—	—	—	6,383	—	6,383
Foreign currency translation, net of tax	—	—	—	—	—	1,582	1,582
Share-based compensation:
Restricted stock	—	—	—	879	—	—	879
Stock options	—	—	—	742	—	—	742
Common stock:
Options exercised	142	—	7	986	—	—	993
Restricted stock issuance	71	—	3	(102)	—	—	(99)
Class B converted to common	13	(13)	1	—	—	—	1
Dividends paid to:
Common ($0.24 per share)	—	—	—	—	(2,997)	—	(2,997)
Class B ($0.22 per share)	—	—	—	—	(442)	—	(442)
Balance May 30, 2026	12,588	2,036	$731	$76,950	$82,284	$3,736	$163,701

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

Our fiscal year 2026 began on June 1, 2025 and ended on May 30, 2026, our fiscal year 2025 began on June 2, 2024 and ended on May 31, 2025, and our fiscal year 2024 began on May 28, 2023 and ended on June 1, 2024. Unless otherwise noted, all references to a particular year in this document shall mean the fiscal year for such period.

3.
SIGNIFICANT ACCOUNTING POLICIES AND DISCLOSURES

Use of Estimates: The preparation of financial statements in conformity with U.S. GAAP requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management continuously evaluates its estimates which includes the allowance for credit losses, revenue recognition, inventory obsolescence, loss contingencies and income taxes. Management bases the estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances, however, actual results could differ from those estimates.

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

Accounts Receivable and Allowance for Credit Losses: Trade accounts receivable represent amounts billed to customers and not yet collected. Trade accounts receivable is recorded at the invoiced amount, which approximates net recoverable value, and generally do not bear interest. The Company's accounts receivable, net balance was $33.2 million, $24.1 million, and $24.8 million as of May 30, 2026, May 31, 2025, and June 1, 2024, respectively. Our allowance for credit losses includes estimated losses that result from uncollectible receivables. The estimates are influenced by the following: continuing credit evaluation of customers’ financial conditions; aging of receivables, individually and in the aggregate; a large number of customers which are widely dispersed across geographic areas; and collectability and delinquency history by geographic area. Significant changes in one or more of these considerations may require adjustments affecting net (loss) income and net carrying value of accounts receivable. The allowance for credit losses was $0.4 million as of May 30, 2026, and $0.3 million as of May 31, 2025.

Inventories, net: Our consolidated inventories are stated at the lower of cost and net realizable value, generally using a weighted-average cost method. Our net inventories include $86.5 million of finished goods, $11.8 million of raw materials and $4.7 million of work-in-progress as of May 30, 2026 as compared to $86.4 million of finished goods, $11.5 million of raw materials and $4.9 million of work-in-progress as of May 31, 2025.

Provisions for obsolete or slow-moving inventories are recorded based upon regular analysis of stock rotation privileges, obsolescence, exiting certain markets and assumptions about future demand and market conditions. If future demand changes in the industry or market conditions differ from management’s estimates, additional provisions may be necessary. The inventory reserve as of May 30, 2026 was $6.3 million compared to $7.6 million as of May 31, 2025.

We recorded provisions to our inventory reserves of $0.5 million, $0.6 million and $0.6 million during fiscal 2026, fiscal 2025 and fiscal 2024, respectively, which were included in cost of sales. The provisions were primarily for obsolete and slow-moving parts. The parts were written down to estimated realizable value.

Property, Plant and Equipment: Property, plant and equipment are stated at cost, net of accumulated depreciation. Improvements and replacements are capitalized while expenditures for maintenance and repairs are charged to expense as incurred. Provisions for depreciation are computed using the straight-line method over the estimated useful life of the asset. Depreciation is classified as a selling, general and administrative ("SG&A"') expense in the Consolidated Statements of Comprehensive Income. The depreciation expense was $3.7 million, $3.8 million, and $4.0 million during fiscal 2026, fiscal 2025 and fiscal 2024, respectively.

Property, plant and equipment consist of the following (in thousands):

	May 30, 2026	May 31, 2025
Land and improvements	$2,659	$1,532
Buildings and improvements	28,637	28,518
Computer, communications equipment and software	10,906	8,895
Machinery and other equipment	15,353	14,736
Construction in progress	1,958	2,799
	$59,513	$56,480
Accumulated depreciation	(40,510)	(38,125)
Property, plant, and equipment, net	$19,003	$18,355

Construction in progress on May 30, 2026, included $0.4 million for IT systems, $0.7 million for manufacturing facilities and $0.9 million for other facilities.

Supplemental disclosure information of the estimated useful life of the assets:

Land improvements	10 years
Buildings and improvements	10 - 30 years
Computer, communications equipment and software	3 - 10 years
Machinery and other equipment	3 - 20 years

Intangible Assets: Intangible assets are initially recorded at their market values determined by quoted market prices in active markets, if available, or recognized valuation models. Intangible assets that have finite useful lives are amortized over their useful lives and are tested for impairment when events or changes in circumstances occur that indicate possible impairment.

Intangible assets subject to amortization were as follows (in thousands):

	May 30, 2026	May 31, 2025
Gross Amounts:
Customer Relationships	$911	$911
Technology	150	150
Total Gross Amounts	$1,061	$1,061

Accumulated Amortization:
Customer Relationships	$691	$652
Technology	85	64
Total Accumulated Amortization	$776	$716

Intangible Assets, Net	$285	$345

The amortization expense associated with the intangible assets subject to amortization for the next five years is presented in the following table (in thousands):

Fiscal Year	Amortization Expense
2027	$60
2028	59
2029	60
2030	37
2031	37
Thereafter	32
Total amortization expense	$285

The amortization expense associated with the intangible assets, which is classified as SG&A on the Consolidated Statements of Comprehensive Income, totaled $0.1 million during fiscal 2026, $0.2 million during fiscal 2025, and $0.3 million during fiscal 2024, respectively.

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

Right of use (“ROU”) assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make payments arising from the lease. As a practical expedient, lease agreements with lease and non-lease components are accounted for as a single lease component for all asset classes, which are comprised of real estate leases. ROU assets and lease liabilities are recognized at the commencement date based upon the present value of lease payments over the lease term. ROU assets also include prepaid lease payments and exclude lease incentives received. We estimate contingent lease incentives when it is probable that we are entitled to the incentive at lease commencement. Since our leases do not typically provide an implicit rate, we use our incremental borrowing rate based upon the information available at commencement date of each lease. The determination of the incremental borrowing rate requires judgment. We determine the incremental borrowing rate using our secure borrowing rate. We elected the short-term lease recognition exemption for all leases that qualify. Therefore, leases with an initial term of twelve months or less are not recorded on the Consolidated Balance Sheets; instead, lease payments are recognized as lease expenses on a straight-line basis over the lease term. See Note 7, Lease Obligations, for additional details.

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

If adverse events do occur, our impairment review is based on an undiscounted cash flow analysis at the lowest level at which cash flows of the long-lived assets are largely independent of other groups of our assets and liabilities. This analysis requires management judgment with respect to changes in technology, the continued success of product lines and future volume, revenue and expense growth rates. We conduct annual reviews of idle and underutilized equipment and review business plans for possible impairment. Impairment occurs when the carrying value of the assets exceeds the future undiscounted cash flows expected to be earned by the use of the asset or asset group. When impairment is indicated, the estimated future cash flows are then discounted to determine the estimated fair value of the asset or asset group, and an impairment charge is recorded when the carrying value exceeds the estimated fair value. Following the guidance of ASC 350, Intangibles - Goodwill and Other and ASC 360, Property, Plant and Equipment, our analysis supports the values of property, plant and equipment and intangible assets exceed the carrying value. Except for the $0.5 million impairment associated with the Healthcare disposal in fiscal 2025 as discussed in Note 10, Disposal of Healthcare Assets and Related Charges, no impairment was recognized for fiscal 2026, fiscal 2025 and fiscal 2024.

Additionally, we also evaluate the remaining useful life of each reporting period to determine whether events and circumstances warrant a revision to the remaining period of depreciation or amortization. If the estimate of a long-lived asset’s remaining useful life is changed, the remaining carrying amount of the asset is amortized prospectively over that revised remaining useful life.

Accrued Liabilities: Accrued liabilities consist of the following (in thousands):

	May 30, 2026	May 31, 2025
Compensation and payroll taxes	$5,952	$4,303
Accrued severance	876	593
Professional fees	736	522
Contract liabilities	4,882	4,545
Other accrued expenses	3,543	4,313
Accrued Liabilities	$15,989	$14,276

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

Changes in the warranty reserve during fiscal 2026, fiscal 2025, and fiscal 2024 were as follows (in thousands):

Warranty Reserve
Balance at May 27, 2023	$725
Accruals for products sold	2
Utilization	(42)
Balance at June 1, 2024	$685
Accruals for products sold	202
Utilization	(53)
Balance at May 31, 2025	$834
Accruals for products sold	(42)
Utilization	(51)
Balance at May 30, 2026	$741

Other Non-Current Liabilities: Other non-current liabilities of $1.2 million at May 30, 2026 and $1.2 million at May 31, 2025, primarily represent employee-benefits obligations in various non-U.S. locations.

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

We also generate revenue from repair, installation or training activities. The services we provide are relatively short in duration and are typically completed in one or two weeks. Therefore, at each reporting date, the amount of unbilled work is insignificant. The services revenue has consistently accounted for less than 5% of the Company’s total revenues.

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

Contracts with customers

A revenue contract exists once a customer purchase order is received, reviewed and accepted. Each accepted purchase order identifies a distinct good or service as a performance obligation. The goods include standard products purchased from a supplier and stocked on our shelves, customized products purchased from a supplier, products that are customized or have value added to them in house prior to shipping to the customer and manufactured products. Prior to accepting a customer purchase order, we review the credit worthiness of the customer. Purchase orders are deemed to meet the collectability criterion once the customer’s credit is approved. The Company may receive advance payments or deposits from our customers before revenue is recognized resulting in contract liabilities. Contract liabilities are included in accrued liabilities in the Consolidated Balance Sheets.

On occasion, the Company enters bill-and-hold arrangements. Each bill-and-hold arrangement is reviewed and revenue is recognized only when the control has transferred to our customer and certain criteria have been met: (i) the reason for the bill-and-hold arrangement is substantive; (ii) the product is segregated from the Company’s other inventory items held for sale; (iii) the product is ready for shipment to the customer; and (iv) the Company does not have the ability to use the product or direct it to another customer. The bill and hold revenue recognized was $2.6 million for fiscal 2026, $4.0 million for fiscal 2025, and $2.1 million for fiscal 2024.

Contract Liabilities: Contract liabilities and revenue recognized were as follows for the fiscal years ended May 30, 2026, May 31, 2025 and June 1, 2024 (in thousands):

	May 30, 2026	May 31, 2025	June 1, 2024
Contract liabilities	$4,882	$4,545	$4,520
Revenue recognition in the period from the amounts included in the contract liability at beginning of the year	4,545	4,520	3,283

Customer Concentration: No single customer represented more than 10 percent of our total accounts receivable balance as of May 30, 2026 and May 31, 2025. Sales to one customer in our PMT segment totaling $31.5 million accounted for 14 percent of the Company's consolidated net sales in fiscal 2026. No single customer represented more than 10 percent of the consolidated net sales in fiscal 2025 and fiscal 2024.

Supplier Concentration: Two of our suppliers each represented more than 10 percent of our total cost of sales in fiscal 2026, and fiscal 2025. The amount owed to both suppliers for fiscal 2026 totaled $1.4 million as of May 30, 2026. The amount owed to both suppliers for fiscal 2025 totaled $3.7 million as of May 31, 2025.

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

We account for the forfeitures of share-based compensation in the period in which they occur. Compensation cost is recognized using a graded vesting schedule over the applicable vesting period. Share-based compensation expense totaled $1.6 million during fiscal 2026, $1.5 million during fiscal 2025, and $1.3 million during fiscal 2024. The tax benefit for share-based compensation expense totaled $0.4 million during fiscal 2026, $0.4 million during fiscal 2025, and $0.3 million during fiscal 2024.

Foreign Currency Translation: The functional currency is the local currency at all foreign locations, with the exception of Hong Kong, where the functional currency is the U.S. dollar. Balance sheet items for our foreign entities, included in our Consolidated Balance Sheets, are translated into U.S. dollars at end-of-period spot rates. Gains and losses resulting from translation of foreign subsidiary financial statements are credited or charged directly to accumulated other comprehensive income, a component of stockholders’ equity. Revenues and expenses are translated at the current rate on the date of the transaction. Gains and losses resulting from foreign currency transactions are included in income. Foreign exchange gain (loss) reflected in our Consolidated Statements of Comprehensive Income was a $0.5 million loss during fiscal 2026, $0.5 million gain during fiscal 2025, and a $0.4 million loss during fiscal 2024.

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

The Company does not allow for the recognition of a gain contingency within its consolidated financial statements prior to the settlement of the underlying events or contingencies associated with the gain contingency. As a result, the consideration related to a gain contingency is recorded in the consolidated financial statements during the period in which all underlying events or contingencies are resolved and the gain is realized.

New Accounting Pronouncements - Adopted

In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2023-09, Improvements to Income Tax Disclosures, which addresses investor requests for more transparency around income tax information. ASU 2023-09 requires additional information within the disclosures related to income tax rate reconciliations and income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. The Company has adopted ASU 2023-09 prospectively for the Annual Report on Form 10-K for the year ended May 30, 2026. The adoption had no material impact on the Company’s financial condition, results of operations, or cash flows. Refer to Note 8, Income Taxes for additional details.

New Accounting Pronouncements - Not Yet Adopted

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (“ASU 2025-11”) which is intended to improve the navigability of the guidance in ASC 270, Interim Reporting, and clarify when it applies. Under the amendments, an entity is subject to ASC 270 if it provides interim financial statements and notes in accordance with U.S. GAAP. ASU 2025-11 also addresses the form and content of such financial statements, interim disclosures requirements, and establishes a principle under which an entity must disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, and early adoption is permitted. The Company is currently evaluating the impact the adoption of ASU 2025-11 may have on the Company’s consolidated financial statements and disclosures.

4.
SHARE-BASED COMPENSATION

Stock options granted generally vest over a period of five years and have contractual terms to exercise of 10 years. A summary of stock option activity is as follows (in thousands, except option prices and years):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (1)
Options Outstanding at May 27, 2023	856	$9.07
Granted	205	15.51
Exercised	(75)	7.91
Forfeited	(18)	9.32
Cancelled	(10)	11.70
Options Outstanding at June 1, 2024	958	$10.51
Granted	184	11.89
Exercised	(47)	6.76
Forfeited	(6)	11.80
Cancelled	(17)	10.11
Options Outstanding at May 31, 2025	1,072	$10.91
Granted	195	9.73
Exercised	(142)	7.00
Options Outstanding at May 30, 2026	1,125	$11.20	6.2	$6,504
Options Vested at May 30, 2026	583	$10.41	4.6	$3,834

(1)
Includes only those options that were in-the-money as of May 30, 2026. Stock options for which the exercise price exceeded the market price have been omitted. Fluctuations in the intrinsic value of both outstanding and exercisable options may result from changes in underlying stock price and timing and volume of option grants, exercises and forfeitures.

There were 141,763 stock options exercised during fiscal 2026, with cash received of $1.0 million. The total intrinsic value of options exercised was $0.9 million during fiscal 2026, $0.3 million during fiscal 2025, and $0.3 million during fiscal 2024. The weighted average fair value of stock option grants was $3.94 during fiscal 2026, $4.95 during fiscal 2025, and $6.33 during fiscal 2024. As of May 30, 2026, total unrecognized compensation costs related to unvested stock options and restricted stock awards was $2.6 million, which is expected to be recognized over the remaining weighted average period of approximately two to four years. The total grant date fair value of stock options vested during fiscal 2026 was $0.6 million.

The fair value of stock options is estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Fiscal Year Ended
	May 30, 2026	May 31, 2025	June 1, 2024
Expected volatility	49.23%	48.07%	44.80%
Risk-free interest rate	3.91%	4.17%	4.02%
Expected life (years)	5.70	5.67	5.61
Annual cash dividend	$0.24	$0.24	$0.24

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

As of May 30, 2026, a summary of restricted stock award transactions was as follows (in thousands):

Unvested Restricted Shares
Unvested at June 1, 2024	104
Granted	74
Vested	(78)
Unvested at May 31, 2025	100
Granted	81
Vested	(76)
Unvested at May 30, 2026	105

Compensation effects arising from issuing stock awards have been charged against income and recorded as additional paid-in-capital in the Consolidated Statements of Stockholders’ Equity during fiscal 2026, fiscal 2025 and fiscal 2024.

The Amended and Restated 2011 Long-Term Incentive Compensation Plan (the "Plan") authorized the issuance of up to 3,500,000 shares as incentive stock options, non-qualified stock options or stock awards. On October 7, 2025, the Company held an annual meeting of its stockholders (the “Annual Meeting”). At the Annual Meeting, the Company’s stockholders approved an amendment and restatement of the Plan to increase the number of shares authorized for issuance thereunder by 2,000,000 shares, for a total of 5,500,000 shares. Under this plan, 2,085,914 shares are reserved for future issuance. The Plan authorizes the granting of stock options at the fair market value at the date of grant. Generally, these options become exercisable over five years and expire up to 10 years from the date of grant. Restricted stock awards vest on the anniversary of the grant date in three equal installments.

5.
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

The EPS presented in our Consolidated Statements of Comprehensive Income are based on the following (in thousands, except per share amounts):

	For the Fiscal Year Ended
	May 30, 2026		May 31, 2025		June 1, 2024
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Numerator for Basic and Diluted EPS:
Net income (loss)	$6,383	$6,383	$(1,143)	$(1,143)	$61	$61
Less dividends:
Common stock	2,997	2,997	2,964	2,964	2,933	2,933
Class B common stock	442	442	443	443	443	443
Undistributed earnings (loss)	$2,944	$2,944	$(4,550)	$(4,550)	$(3,315)	$(3,315)
Common stock undistributed earnings (loss)	$2,566	$2,572	$(3,957)	$(3,957)	$(2,880)	$(2,887)
Class B common stock undistributed earnings (loss)	378	372	(593)	(593)	(435)	(428)
Total undistributed earnings (loss)	$2,944	$2,944	$(4,550)	$(4,550)	$(3,315)	$(3,315)

Denominator for Basic and Diluted EPS:
Common stock weighted average shares	12,492	12,492	12,298	12,298	12,214	12,214
Effect of dilutive securities
Dilutive stock options and awards		198		—		250
Denominator for diluted EPS adjusted for weighted average shares and assumed conversions		12,690		12,298		12,464
Class B common stock weighted average shares, and shares under if-converted method for diluted EPS	2,042	2,042	2,049	2,049	2,051	2,051

Net income (loss) per share:
Common stock	$0.45	$0.44	$(0.08)	$(0.08)	$0.00	$0.00
Class B common stock	$0.40	$0.40	$(0.07)	$(0.07)	$0.00	$0.00

Note: There were no common stock options that were anti-dilutive for fiscal 2026. There were 232 common stock options and awards that were anti-dilutive and not included in the diluted earnings per share for fiscal 2025. There were no common stock options that were anti-dilutive for fiscal 2024.

6.
REVOLVING CREDIT FACILITY

On October 7, 2025, the Company executed a three-year extension to the Credit Agreement through the Second Amendment to the Credit Agreement with a maximum borrowing limit of $20 million. The Revolving Credit Facility is guaranteed by the Company's domestic subsidiaries. The Revolving Credit Facility will mature on October 7, 2028. The terms of the new agreement are similar to the previous Credit Agreement. Proceeds of borrowings may be used for working capital and general corporate purposes. There were no drawings or repayments under the Revolving Credit Facility during fiscal 2026. There was no amount outstanding under the Revolving Credit Facility as of May 30, 2026.

The Credit Agreement provides that the Company must maintain compliance with a maximum consolidated leverage ratio covenant and a minimum consolidated fixed charge coverage ratio, each as determined in accordance with the Credit Agreement. The Credit Agreement also contains affirmative, negative and financial covenants customary for financings of this type, including, among other things, limitations on certain other indebtedness, loans and investments, liens, mergers, asset sales, and transactions with affiliates, as well as customary events of default for financings of this type. The Company was in compliance with financial covenants under the Credit Agreement as of May 30, 2026.

Borrowings under the Revolving Credit Facility will bear interest at a rate per annum selected by the Company from the following options: (a) Term secured overnight financing rate ("SOFR") for the applicable Interest Period, plus the SOFR Adjustment for the applicable Interest Period, plus 1.25%; (b) Base Rate plus 0.25% or (c) Daily Simple risk free rate ("RFR") for Euros, plus the RFR Adjustment, plus 1.25%. Letters of credit issued under the letter of credit sub-facility will have a letter of credit fee equal to 1.25% per annum. The fee for the unused portion of the credit line is 0.10%. There were no letters of credit outstanding as of May 30, 2026.

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

The gross amounts of assets and liabilities related to operating leases on May 30, 2026 and May 31, 2025 were as follows (in thousands):

Lease Type	May 30, 2026	May 31, 2025
Right of use lease assets	$1,389	$2,276

Lease liabilities current	$787	$1,171

Lease liabilities non-current	$602	$1,105

The components of lease costs for fiscal 2026, fiscal 2025 and fiscal 2024 were as follows (in thousands):

		Fiscal Year Ended
Lease Type	Classification	May 30, 2026	May 31, 2025	June 1, 2024
Consolidated operating lease expense	Selling, general and administrative expenses	$1,668	$1,610	$1,745

Future maturities of operating lease liabilities for the next five fiscal years are as follows (in thousands):

Fiscal Year	Operating Leases
2027	$831
2028	412
2029	211
2030	5
Total lease payments	1,459
Lease inputted interest	70
Net minimum lease payments	$1,389

The weighted average remaining lease terms and interest rates of leases held by the Company as of May 30, 2026 and May 31, 2025 were as follows:

Operating Leases as of:	Weighted Average Remaining Lease Term in Years	Weighted Average Interest Rate
May 30, 2026	1.8	5.3%
May 31, 2025	4.1	5.1%

The cash activities associated with our leases for fiscal 2026, fiscal 2025 and fiscal 2024 were as follows (in thousands):

		Fiscal Year Ended
Cash Flow Source	Classification	May 30, 2026	May 31, 2025	June 1, 2024
Operating cash flows from operating leases	Operating activities	$1,336	$1,384	$1,329

8.
INCOME TAXES

Income (loss) before income taxes included the following components (in thousands):

	Fiscal Year Ended
	May 30, 2026	May 31, 2025	June 1, 2024
United States	$3,569	$(5,912)	$(3,274)
Foreign	3,909	4,381	3,431
Income (loss) before income taxes	$7,478	$(1,531)	$157

The provision (benefit) for income taxes for fiscal 2026, fiscal 2025 and fiscal 2024 consisted of the following (in thousands):

	Fiscal Year Ended
	May 30, 2026	May 31, 2025	June 1, 2024
Current:
Federal	$(741)	$1,858	$(2,020)
State	180	45	(141)
Foreign	596	966	1,235
Total current	35	2,869	(926)
Deferred:
Federal	1,557	(3,764)	(26)
State	(316)	595	1,007
Foreign	(181)	(88)	41
Total deferred	1,060	(3,257)	1,022
Income tax provision (benefit)	$1,095	$(388)	$96

The fiscal 2026 provision for income taxes results in effective rates that differ from the statutory rates. The following is a reconciliation of the income tax expense computed at the statutory federal income tax rate to the total tax expense computed at the effective tax rate (in thousands, except percentages):

	Fiscal Year Ended
	May 30, 2026
	Amount	Percentage
US federal statutory tax rate	$1,573	21.0%
State and local income taxes, net of federal benefit	(174)	-2.3%
Foreign tax effects:
Mexico	(97)	-1.3%
Israel - return to provision adjustment	(116)	-1.5%
Israel - other	22	0.3%
Other	50	0.7%
Effect of cross-border tax laws:
Global intangible low-taxed income (GILTI)	576	7.7%
Subpart F income	185	2.5%
Section 78 gross-up on foreign exclusions	214	2.9%
Section 250 deductions on GILTI	(368)	-4.9%
Foreign tax credit	(409)	-5.5%
Tax credits:
Research and development tax credits	(329)	-4.4%
Non-taxable or non-deductible items:
Restricted stock	(165)	-2.2%
Non-deductible U.S.compensation	109	1.5%
Other	64	0.9%
Changes in unrecognized tax benefits	58	0.8%
Other adjustments	(98)	-1.6%
Total income tax provision and effective tax rate	$1,095	14.6%

As previously disclosed for fiscal 2025 and fiscal 2024, prior to the adoption of ASU 2023-09, the effective income tax rate differs from the statutory federal income tax rate as follows:

	Fiscal Year Ended
	May 31, 2025	June 1, 2024
Federal statutory rate	21.0%	21.0%
Effect of:
State income taxes, net of federal tax benefit	16.8	(90.1)
Foreign income inclusion	(3.2)	149.0
Foreign taxes at other rates	(10.8)	189.0
Permanent tax differences	(3.0)	(93.0)
Tax reserves	(18.2)	63.7
Change in valuation allowance for deferred tax assets	(40.3)	548.6
Foreign return to provision adjustments	13.5	179.9
Restricted stock	3.3	(33.6)
Research and development credit	28.9	(302.1)
U.S. return to provision adjustments	18.1	(648.6)
Other	(0.7)	77.6
Effective tax rate	25.4%	61.4%

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Our deferred tax assets and liabilities reflect operations as of May 30, 2026 and May 31, 2025. Significant components were as follows (in thousands):

	Fiscal Year Ended
	May 30, 2026	May 31, 2025
Deferred tax assets:
Net operating loss carryforwards - foreign and domestic	$2,127	$1,969
Inventory reserves	3,140	3,795
Foreign capital loss	1,371	1,063
Capitalized research and development	2,659	3,643
Share-based compensation	1,854	1,435
Other	1,831	1,550
Subtotal	12,982	13,455
Valuation allowance - foreign and domestic	(2,769)	(2,804)
Net deferred tax assets after valuation allowance	10,213	10,651
Deferred tax liabilities:
Accelerated depreciation	(1,133)	(1,120)
Other	(911)	(868)
Subtotal	(2,044)	(1,988)
Deferred income tax assets, net	$8,169	$8,663

During fiscal 2026, the Company recorded R&D credits of $0.3 million. These credits represent the expected U.S. federal credits to be claimed for fiscal 2026.

As of May 30, 2026, net deferred tax assets related to domestic state NOL carryforwards at May 31, 2025 amounted to approximately $1.8 million, compared to $1.9 million at May 31, 2025. Net deferred tax assets related to foreign NOL carryforwards was $0.3 million as of May 30, 2026, and $0.1 million as of May 31, 2025 with various or indefinite expiration dates. During the fourth quarter of fiscal 2026 we decreased the valuation allowance on the state net operating losses by $0.5 million resulting in a total valuation allowance against state net operating losses of $1.2 million.

We have historically determined that undistributed earnings of our foreign subsidiaries, to the extent of cash available, will be repatriated to the U.S. The deferred tax liability on the outside basis difference is now primarily withholding tax on future dividend distributions. The deferred tax liability related to undistributed earnings of our foreign subsidiaries was $0 in fiscal 2026 and $0 million in fiscal 2025.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to support a more likely than not assertion that its deferred tax assets will be realized. A significant component of objective evidence evaluated was the cumulative income or loss incurred in each jurisdiction over the three-year period ended May 30, 2026. We considered other positive evidence in determining the need for a valuation allowance in the U.S. including the subpart F and GILTI inclusions of our foreign earnings, the changes in our business performance in recent years, and the utilization of federal NOLs. The weight of this positive evidence is sufficient to outweigh other negative evidence in evaluating our need for a valuation allowance in the U.S. federal jurisdiction. As a result of the positive evidence outweighing the negative evidence for the year ended May 30, 2026, no additional valuation allowance on the U.S. federal deferred tax items was recorded. As of May 30, 2026, we recorded a $0.5 million valuation allowance decrease on state NOLs as there was more positive evidence supporting the Company’s ability to utilize the state NOLs, including higher book income in fiscal 2026 and fiscal 2027 projections.

As of May 30, 2026, a valuation allowance of $2.8 million was recorded, representing the portion of the deferred tax asset that management does not believe is more likely than not to be realized. The valuation allowance as of May 30, 2025 was $2.8 million. The valuation allowance relates to state NOLs ($1.2 million) and deferred tax assets in foreign jurisdictions where historical taxable losses have been incurred ($1.6 million). The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth.

Cash paid for income taxes (net of refunds) for fiscal 2026 consisted of the following (in thousands):

Fiscal Year Ended
May 30, 2026
Federal	$—
State:
Other states	45
Total state	45
Foreign:
China	182
Germany	707
Israel	401
United Kingdom	136
Other foreign	267
Total foreign	1,693
Income tax paid	$1,738

Income taxes paid (net of refunds) were $1.8 million during fiscal 2025 and $0 during fiscal 2024.

In the normal course of business, we are subject to examination by taxing authorities throughout the world. Years prior to fiscal 2016 are closed for examination under the statute of limitation for U.S. federal, and U.S. state. In Netherlands, years prior to fiscal 2021 are closed for examination. We are under examination in Germany for fiscal years 2019 to 2022. The Company is under audit in Illinois for fiscal 2022 and fiscal 2023. We have no other current open audits in the U.S.

The Company recorded a $0.4 million uncertain tax positions as of May 30, 2026 as compared to $0.3 million as of May 31, 2025 and $0.1 million as of June 1, 2024. We record interest related to uncertain tax positions in the income tax expense line item within the Consolidated Statements of Comprehensive Income (Loss). The Company recognizes interest accrued related to unrecognized tax benefits and penalties in operating expenses. We have recorded a liability of less than $0.1 million for interest as of May 30, 2026, May 31, 2025 and June 1, 2024.

The following table summarizes the activity related to the unrecognized tax benefits (in thousands):

	Fiscal Year Ended
	May 30, 2026	May 31, 2025	June 1, 2024
Unrecognized tax benefits, beginning of period	$335	$93	$—
Tax positions taken during the year	36	242	242
Unrecognized tax benefits, end of period	$371	$335	$93

9.
EMPLOYEE BENFITS

The employee profit-sharing plan is a defined contribution profit-sharing plan. The profit-sharing plan has a 401(k) provision whereby we match 50% of employee contributions up to 6.0% of pay for fiscal 2026, fiscal 2025 and fiscal 2024. Charges to expense for matching contributions to this plan were $1.0 million, $0.9 million, and $0.9 million, during fiscal 2026, fiscal 2025 and fiscal 2024, respectively.

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

Consideration received of $8.0 million from DirectMed was allocated between the asset sale and the ALTA CT Supply Agreement based on their respective fair values (measured using Level 3 inputs) as follows: $6.8 million allocated to the asset sale and $1.2 million allocated to the ALTA CT Supply Agreement. The consideration related to the ALTA CT Supply Agreement has been initially recorded as deferred revenue within accrued liabilities in the Consolidated Balance Sheets and will be recognized into income as ALTA tubes are sold. Deferred revenue as of May 30, 2026 and May 31, 2025 was less than $0.1 million, and $0.8 million, respectively.

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

During fiscal 2026, the Company entered into an arrangement to sell certain Healthcare assets retained by the Company following the IMES sale in January 2025, resulting in a gain on disposal of $0.8 million.

A summary of the $4.2 million cumulative loss, recorded in fiscal 2026 and fiscal 2025, on the disposal of healthcare assets and related charges is shown in the following table (in thousands):

Proceeds from IMES sale attributable to disposal of healthcare assets fiscal 2025	$6,827
Assets sold:
Accounts receivable	1,004
Inventories, net	7,123
Property, plant and equipment, net	264
Intangible assets, net	1,117
Transaction related costs	448
Loss on disposal of healthcare assets	(3,129)
Other charges:
Loss on write-down of healthcare related inventory not disposed of	1,420
Impairment of property, plant and equipment, net to satisfy ALTA CT Supply Agreement	525
Total loss recorded in fiscal 2025	(5,074)
Gain on sale of assets recorded in fiscal 2026	847
Cumulative loss	$(4,227)

11.
SEGMENT AND GEOGRAPHIC INFORMATION

During the fiscal year ended May 31, 2025 and prior, we had four reportable segments: Power and Microwave Technologies ("PMT"), Green Energy Solutions ("GES"), Canvys, and Healthcare. Beginning June 1, 2025, we realigned our operating segment structure and now have three segments: PMT, GES and Canvys, as the Company reevaluated its operating segments to better align with how the Company's CODM makes operating decisions, assesses business performance, allocates resources and evaluates performance. The key factor in this evaluation was the sale of the majority of assets in the Healthcare segment to DirectMed and continued sale of CT tubes pursuant to an exclusive supply agreement, as described in Note 10, Disposal of Healthcare Assets and Related Charges. Accordingly, the Company decided to integrate PMT and Healthcare into one segment, thereby resulting in three reporting segments. The segment results for prior periods were recast to reflect the new segment reporting structure.

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

Operating results by segment are summarized in the following tables (in thousands):

	Fiscal Year Ended May 30, 2026
	PMT	GES	Canvys	Total
Net sales	$160,490	$30,814	$37,260	$228,564
Cost of sales	110,398	21,487	25,332	157,217
Gross profit	50,092	9,327	11,928	71,347

Selling, general and administrative expenses				65,717
Loss on disposal of property, plant and equipment				13
Gain on disposal of healthcare assets and related charges				(847)
Operating income				6,464
Interest income				544
Foreign exchange loss				(452)
Other, net				922
Income before income taxes				$7,478

	Fiscal Year Ended May 31, 2025
	PMT	GES	Canvys	Total
Net sales	$147,045	$28,719	$33,145	$208,909
Cost of sales	102,164	19,689	22,256	144,109
Gross profit	44,881	9,030	10,889	64,800

Selling, general and administrative expenses				62,173
Loss on disposal of property, plant and equipment				16
Loss on disposal of healthcare assets and related charges				5,074
Operating loss				(2,463)
Interest income				392
Foreign exchange gain				496
Other, net				44
Loss before income taxes				$(1,531)

	Fiscal Year Ended June 1, 2024
	PMT	GES	Canvys	Total
Net sales	$140,783	$23,233	$32,444	$196,460
Cost of sales	98,397	16,626	21,471	136,494
Gross profit	42,386	6,607	10,973	59,966

Selling, general and administrative expenses				59,548
Loss on disposal of property, plant and equipment				70
Operating income				348
Interest income				284
Foreign exchange loss				(436)
Other, net				(39)
Income before income taxes				$157

The segment assets, which consist of inventories, net are summarized in the following table (in thousands):

	PMT	GES	Canvys	Total Segment Assets
2026	$82,253	$13,174	$7,593	$103,020
2025	76,143	17,367	9,289	102,799

The reconciliations of segment assets to the Consolidated Balance Sheets are summarized in the following table (in thousands):

	May 30, 2026	May 31, 2025
Total segment assets	$103,020	$102,799
Cash and cash equivalents	31,779	35,901
Accounts receivable	33,162	24,117
Prepaid expenses and other assets	4,770	3,070
Property, plant and equipment, net	19,003	18,355
Intangible assets, net	285	345
Right of use lease assets, net	1,389	2,276
Deferred income tax assets	8,346	8,744
Other non-current assets	263	228
Total assets	$202,017	$195,835

Geographic net sales information is primarily grouped by customer destination into five areas: North America; Asia/Pacific; Europe; Latin America; and Other.

Net sales and gross profit by geographic region are summarized in the following table (in thousands):

	Fiscal Year Ended
	May 30, 2026	May 31, 2025	June 1, 2024
Net Sales
North America (1)	$98,159	$91,096	$77,269
Asia/Pacific (2)	58,000	43,211	45,264
Europe (3)	65,656	64,949	61,476
Latin America (4)	6,749	8,366	10,908
Other (5)	—	1,287	1,543
Total	$228,564	$208,909	$196,460

Gross Profit
North America	$33,385	$36,718	$29,306
Asia/Pacific	16,976	13,890	13,682
Europe	18,359	18,572	18,516
Latin America	2,628	3,236	3,983
Other	(1)	(7,616)	(5,521)
Total	$71,347	$64,800	$59,966
(1)
The United States represented approximately 40%, 44% and 40% of total net sales in FY26, FY25 and FY24, respectively. No other country generated a material amount.
(2)
China represented approximately 12% of total net sales in FY26. No other country generated a material amount.
(3)
Germany represented approximately 11% of total net sales in FY24. No other country generated a material amount.
(4)
No country generated a material amount.
(5)
Includes primarily net sales not allocated to a specific geographical region, unabsorbed value-add cost and other unallocated expenses.

Net assets by geographic region are summarized in the following table (in thousands):

	Fiscal Year Ended
	May 30, 2026	May 31, 2025
Net Assets
North America (1)	$85,272	$92,312
Asia/Pacific (2)	13,519	12,483
Europe (3)	62,917	50,167
Latin America (2)	1,993	1,697
Total	$163,701	$156,659
(1)
The United States represented approximately 52% and 58% of total net assets in FY26 and FY25, respectively. No other country generated a material amount.
(2)
No country generated a material amount.
(3)
The Netherlands represented approximately 28% and 22% of total net assets in FY26 and FY25, respectively. No other country generated a material amount.

The Company had long-lived assets of $20.7 million as of May 30, 2026 and $20.5 million as of May 31, 2025. The long-lived assets which include property, plant and equipment-net, intangible assets-net and right of use lease assets, were primarily in the U.S. There were $1.6 million of long-lived assets that belong to our foreign affiliates as of May 30, 2026 and $2.1 million as of May 31, 2025.

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

13.
VALUATION AND QUALIFYING ACCOUNTS

The following table presents the valuation and qualifying account activity for fiscal years ended May 30, 2026, May 31, 2025 and June 1, 2024 (in thousands):

Description	Balance at beginning of period	Charged to expense		Deductions		Balance at end of period

Year ended May 30, 2026
Allowance for credit losses	$250	$100	(1)	$—	(2)	$350
Inventory provisions	7,601	499	(3)	(1,808)	(4)	6,292

Year ended May 31, 2025
Allowance for credit losses	$323	$84	(1)	$(157)	(2)	$250
Inventory provisions	5,975	1,970	(3)	(344)	(4)	7,601

Year ended June 1, 2024
Allowance for credit losses	$191	$144	(1)	$(12)	(2)	$323
Inventory provisions	5,868	606	(3)	(499)	(4)	5,975

Notes:

(1)
Provision for credit losses.
(2)
Uncollectible amounts written off, net of recoveries and foreign currency translation.
(3)
Charges to cost of sales. Included in fiscal 2026 were inventory write-downs of $0.5 million for PMT.
(4)
Inventory disposed or sold, net of foreign currency translation.

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

None.

ITEM 9A. Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of May 30, 2026.

Disclosure controls and procedures are intended to provide reasonable assurance that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of May 30, 2026, at a reasonable assurance level.

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

Under the supervision of the Chief Executive Officer and Chief Financial Officer, management conducted an assessment of the effectiveness of our internal control over financial reporting as of May 30, 2026, based on the framework in the Internal Control-Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that assessment, management has concluded that the Company’s internal control over financial reporting was effective as of May 30, 2026.

Management’s assessment of the effectiveness of our internal control over financial reporting as of May 30, 2026, has been audited by BDO USA, P.C., an independent registered public accounting firm, as stated in their report, which is included herein.

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

Stockholders and Board of Directors

Richardson Electronics, Ltd.

LaFox, Illinois

Opinion on Internal Control over Financial Reporting

We have audited Richardson Electronics Ltd.’s (the “Company’s”) internal control over financial reporting as of May 30, 2026, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 30, 2026, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of May 30, 2026 and May 31, 2025, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended May 30, 2026, and the related notes and our report dated August 3, 2026 expressed an unqualified opinion thereon.

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

August 3, 2026

ITEM 9B. Other Information

10b5-1 Trading Arrangement

During the most recently completed fiscal quarter, no director or officer of the Company adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (in each case, as defined in Item 408 of Regulation S-K).

Insider Trading Policies

The Company has adopted insider trading policies and procedures governing the purchase, sale and other disposition of its securities by directors, officers and employees that management believes are reasonably designed to promote compliance with insider trading laws, rules, and regulations, and any listing standards applicable to the company. A copy of the Company’s insider trading policy, which was revised in December 2025, is attached as Exhibit 19.1 hereto.

ITEM 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Information concerning directors and executive officers of the registrant will be contained in our Proxy Statement to be issued in connection with our Annual Meeting of Stockholders scheduled to be held on October 6, 2026 and is incorporated herein by reference.

ITEM 11. Executive Compensation

Information concerning executive compensation will be contained in our Proxy Statement to be issued in connection with our Annual Meeting of Stockholders scheduled to be held on October 6, 2026 and is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management will be contained in our Proxy Statement to be issued in connection with our Annual Meeting of Stockholders scheduled to be held on October 6, 2026 and is incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth information as of May 30, 2026, with respect to compensation plans under which equity securities were authorized for issuance:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Per Share Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity Compensation Plans Approved by Security Holders	1,101,011	$11.16		2,085,914
Equity Compensation Plans Not Approved by Security Holders	23,564	12.95	(1)	—
Total	1,124,575	$11.20		2,085,914

(1)
Options issued in 1987 pursuant to an employment contract with a former officer and director of Richardson Electronics, Ltd.

Delinquent Section 16 Reports

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and 10 percent stockholders to file reports of initial ownership and reports of changes in ownership in RELL common stock. To the best of our knowledge, RELL's directors, executive officers and 10 percent stockholders complied with the requirements of Section 16(a) in a timely manner during fiscal 2026.

ITEM 13. Certain Relationships and Related Transactions and Director Independence

Information concerning certain relationships and related transactions will be contained in our Proxy Statement to be issued in connection with our Annual Meeting of Stockholders scheduled to be held on October 6, 2026 and is incorporated herein by reference.

ITEM 14. Principal Accountant Fees and Services

Information concerning accountant fees and services will be contained in our Proxy Statement to be issued in connection with our Annual Meeting of Stockholders scheduled to be held on October 6, 2026 and is incorporated herein by reference.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(a) List of Documents Filed as a Part of This Report:

(1)
Index to Consolidated Financial Statements:

Report of BDO USA, P.C., Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of May 30, 2026 and May 31, 2025.

Consolidated Statements of Comprehensive Income for each of the three years ended May 30, 2026, May 31, 2025 and June 1, 2024.

Consolidated Statements of Cash Flows for each of the three years ended May 30, 2026, May 31, 2025 and June 1, 2024.

Consolidated Statements of Stockholders’ Equity for each of the three years ended May 30, 2026, May 31, 2025 and June 1, 2024.

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

3(a)	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Annex III of the Proxy Statement filed August 22, 2014).

3(b)	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 12, 2017).

3(c)	Second Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Annex III of the Definitive Proxy Statement on Schedule 14A dated August 25, 2025).

4*	Description of the Company’s Securities.

5.1

First Amendment to Credit Agreement dated April 9, 2025, by and among the Company, the Guarantors party thereto, the Lenders party thereto, and PNC Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 5.01 to the Company's Quarterly Report on Form 10-Q filed with the SEC on April 10, 2025).

5.2

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

10.5

Amendment One (the “Amendment”) to the Richardson Electronics, Ltd. 2011 Amended and Restated Long-Term Incentive Plan (the “Stock Plan”) (incorporated by reference to Annex I and Annex II of the Definitive Proxy Statement on Schedule 14A dated August 25, 2025)

10.6

Non-Employee Director Equity Compensation Program and Stock Ownership Guidelines (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended June 1, 2024).

10.7

Asset Purchase Agreement, dated as of January 24, 2025, by and between DirectMed Imaging LLC, as buyer, and Richardson Electronics Ltd., as seller (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2025).

14	Richardson Electronics, LTD. Code of Conduct (incorporated by reference to Exhibit 14 to the Company's Annual Report on Form 10-K filed with the SEC on August 5, 2025).

19.1*	Insiders' Trading Policies and Guidelines, revised December 2025

21*	Subsidiaries of the Company.

23.1*	Consent of Independent Registered Public Accounting Firm - BDO USA, P.C.

31.1*	Certification of Edward J. Richardson pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (filed pursuant to Part I).

31.2*	Certification of Robert J. Ben pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (filed pursuant to Part I).

32*	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed pursuant to Part I).

97.1	Policy for the Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97.1 to the Company's Annual Report on Form 10-K filed with the SEC on August 5, 2024).

101*

The following financial information from our Annual Report on Form 10-K for the fourth quarter and fiscal year ended May 30, 2026, filed with the SEC on August 3, 2026, formatted in Inline Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statement of Stockholder’s Equity and (v) Notes to Consolidated Financial Statements.

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

	Signature	Title	Date

By	/s/ Edward J. Richardson	Chairman of the Board, Chief Executive Officer	August 3, 2026
	Edward J. Richardson	(Principal Executive Officer), President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Edward J. Richardson	Chairman of the Board, Chief Executive Officer	August 3, 2026
Edward J. Richardson	(Principal Executive Officer), President and Director

/s/ Robert J. Ben	Chief Financial Officer and Chief Accounting Officer	August 3, 2026
Robert J. Ben	(Principal Financial and Accounting Officer)
/s/ Jacques Belin	Director	August 3, 2026
Jacques Belin

/s/ James Benham	Director	August 3, 2026
James Benham

/s/ Wendy S. Diddell	Director	August 3, 2026
Wendy S. Diddell

/s/ Kenneth Halverson	Director	August 3, 2026
Kenneth Halverson

/s/ Robert Kluge	Director	August 3, 2026
Robert Kluge

/s/ Paul J. Plante	Director	August 3, 2026
Paul J. Plante