Form 10-Q
period 2026-08-29
RICHARDSON ELECTRONICS, LTD.
filed 2026-10-08
CIK 355948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 29, 2026

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

As of October 5, 2026, there were 12,841,072 outstanding shares of Common Stock, $0.05 par value and 2,035,671 outstanding shares of Class B Common Stock, $0.05 par value, which are convertible into Common Stock of the registrant on a share for share basis.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Richardson Electronics, Ltd.

Consolidated Balance Sheets

(in thousands, except per share amounts)

	Unaudited	Audited
	August 29, 2026	May 30, 2026
Assets
Current assets:
Cash and cash equivalents	$36,915	$31,779
Accounts receivable, less allowance for credit losses of $274 and $350, respectively	34,939	33,162
Inventories, net	103,280	103,020
Prepaid expenses and other assets	4,441	4,770
Total current assets	179,575	172,731
Non-current assets:
Property, plant and equipment, net	19,806	19,003
Intangible assets, net	270	285
Right of use lease assets, net	3,520	1,389
Deferred income tax assets, net	8,300	8,346
Other non-current assets	223	263
Total non-current assets	32,119	29,286
Total assets	$211,694	$202,017
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$22,648	$19,593
Accrued liabilities	14,938	15,989
Lease liabilities current	1,049	787
Total current liabilities	38,635	36,369
Non-current liabilities:
Deferred income tax liabilities	176	177
Lease liabilities non-current	2,471	602
Other non-current liabilities	1,187	1,168
Total non-current liabilities	3,834	1,947
Total liabilities	42,469	38,316
Commitments and contingencies (Note 3)
Stockholders’ Equity
Common stock, $0.05 par value; 12,841 and 12,588 shares issued and outstanding on August 29, 2026 and May 30, 2026, respectively	642	629
Class B common stock, convertible, $0.05 par value; 2,036 and 2,036 shares issued and outstanding on August 29, 2026 and May 30, 2026, respectively	102	102
Additional paid-in-capital	79,555	76,950
Retained earnings	85,463	82,284
Accumulated other comprehensive income	3,463	3,736
Total stockholders' equity	169,225	163,701
Total liabilities and stockholders’ equity	$211,694	$202,017

Refer to the accompanying Notes to Unaudited Consolidated Financial Statements.

Richardson Electronics, Ltd.

Unaudited Consolidated Statements of Comprehensive Income

(in thousands, except per share amounts)

	Three Months Ended
	August 29, 2026	August 30, 2025
Net sales	$64,923	$54,607
Cost of sales	42,431	37,678
Gross profit	22,492	16,929
Selling, general and administrative expenses	17,377	15,961
Operating income	5,115	968
Other (expense) income:
Interest income	121	169
Foreign exchange (loss) gain	(188)	289
Other, net	(1)	904
Total other (expense) income	(68)	1,362
Income before income taxes	5,047	2,330
Income tax provision	988	421
Net income	4,059	1,909
Foreign currency translation (loss) gain, net of tax	(273)	1,054
Comprehensive income	$3,786	$2,963

Net income per share:
Common stock - Basic	$0.28	$0.13
Class B common stock - Basic	0.25	0.12
Common stock - Diluted	0.27	0.13
Class B common stock - Diluted	0.25	0.12

Weighted average number of shares:
Common stock – Basic	12,666	12,393
Class B common stock – Basic	2,036	2,049
Common stock – Diluted	13,024	12,544
Class B common stock – Diluted	2,036	2,049

Refer to the accompanying Notes to Unaudited Consolidated Financial Statements.

Richardson Electronics, Ltd.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended
	August 29, 2026	August 30, 2025
Operating activities:
Net income	$4,059	$1,909
Adjustments to reconcile net income to cash provided by operating activities:
Unrealized foreign currency gain	(88)	(511)
Depreciation and amortization	907	971
Inventory provisions	94	102
Share-based compensation expense	695	641
Deferred income taxes	46	49
Change in assets and liabilities:
Accounts receivable	(1,744)	(2,654)
Inventories	(647)	(578)
Prepaid expenses and other assets	373	60
Accounts payable	3,062	1,626
Accrued liabilities	(1,039)	(150)
Other	155	(98)
Net cash provided by operating activities	5,873	1,367
Investing activities:
Capital expenditures	(1,697)	(1,025)
Net cash used in investing activities	(1,697)	(1,025)
Financing activities:
Proceeds from issuance of common stock	2,115	61
Cash dividends paid on common and Class B common stock	(880)	(857)
Other	(192)	(99)
Net cash provided by (used in) financing activities	1,043	(895)
Effect of exchange rate changes on cash and cash equivalents	(83)	306
Increase (decrease) in cash and cash equivalents	5,136	(247)
Cash and cash equivalents at beginning of period	31,779	35,901
Cash and cash equivalents at end of period	$36,915	$35,654

Supplemental Disclosure of Cash Flow Information:
Non-cash activities:
Right of use assets obtained in exchange for lease liabilities	$2,466	$22

Refer to the accompanying Notes to Unaudited Consolidated Financial Statements.

Richardson Electronics, Ltd.

Unaudited Consolidated Statements of Stockholders’ Equity

(in thousands, except per share amounts)

A summary of the stockholders' equity for the three months ended August 29, 2026, follows:

	Common Stock	Class B Common Stock	Par Value	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance May 30, 2026	12,588	2,036	$731	$76,950	$82,284	$3,736	$163,701
Comprehensive income:
Net income	—	—	—	—	4,059	—	4,059
Foreign currency translation, net of tax	—	—	—	—	—	(273)	(273)
Share-based compensation:
Restricted stock	—	—	—	410	—	—	410
Stock options	—	—	—	285	—	—	285
Common stock:
Options exercised	195	—	10	2,105	—	—	2,115
Restricted stock issuance	58	—	3	(195)	—	—	(192)
Dividends paid to:
Common ($0.060 per share)	—	—	—	—	(770)	—	(770)
Class B common ($0.054 per share)	—	—	—	—	(110)	—	(110)
Balance August 29, 2026	12,841	2,036	$744	$79,555	$85,463	$3,463	$169,225

Refer to the accompanying Notes to Unaudited Consolidated Financial Statements.

A summary of the stockholders' equity for the three months ended August 30, 2025, follows:

	Common Stock	Class B Common Stock	Par Value	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance May 31, 2025	12,362	2,049	$720	$74,445	$79,340	$2,154	$156,659
Comprehensive income:
Net income	—	—	—	—	1,909	—	1,909
Foreign currency translation, net of tax	—	—	—	—	—	1,054	1,054
Share-based compensation:
Restricted stock	—	—	—	416	—	—	416
Stock options	—	—	—	225	—	—	225
Common stock:
Options exercised	11	—	1	60	—	—	61
Restricted stock issuance	71	—	3	(102)	—	—	(99)
Dividends paid to:
Common ($0.060 per share)	—	—	—	—	(746)	—	(746)
Class B common ($0.054 per share)	—	—	—	—	(111)	—	(111)
Balance August 30, 2025	12,444	2,049	$724	$75,044	$80,392	$3,208	$159,368

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

Our fiscal quarter ends on the Saturday nearest the end of the quarter-ending month. The first quarter of fiscal 2027 and fiscal 2026 both contained 13 weeks. In the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results of interim periods have been made. All inter-company transactions and balances have been eliminated. The Unaudited Consolidated Financial Statements presented herein include the accounts of our wholly owned subsidiaries. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to applicable rules and regulations. The results of our operations for the three months ended August 29, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending May 29, 2027.

The financial information contained in this report should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended May 30, 2026, which was filed with the SEC on August 3, 2026.

3. SUMMARY OF ACCOUNTING POLICIES

Inventories, net: Our consolidated inventories were stated at the lower of cost and net realizable value, using a weighted-average cost method. Our net inventories include approximately $85.9 million of finished goods, $12.3 million of raw materials and $5.1 million of work-in-progress as of August 29, 2026, as compared to approximately $86.5 million of finished goods, $11.8 million of raw materials and $4.7 million of work-in-progress as of May 30, 2026.

Provisions for obsolete or slow-moving inventories were recorded based upon regular analysis of stock rotation privileges, obsolescence, the exiting of certain markets and assumptions about future demand and market conditions. If future demand changes in the industry or market conditions differ from management’s estimates, additional provisions may be necessary. Inventory reserves were $6.4 million as of August 29, 2026 and $6.3 million as of May 30, 2026.

Intangible Assets: Our intangible assets represent the fair value for customer relationships and technology acquired in connection with prior acquisitions. Intangible assets subject to amortization were as follows (in thousands):

	August 29, 2026	May 30, 2026
Gross Amounts:
Customer Relationships	$912	$911
Technology	150	150
Total Gross Amounts	$1,062	$1,061

Accumulated Amortization:
Customer Relationships	$701	$691
Technology	91	85
Total Accumulated Amortization	$792	$776

Intangible Assets, Net	$270	$285

The amortization expense associated with intangible assets subject to amortization for the next five years is presented in the following table (in thousands):

Fiscal Year	Amortization Expense
Remaining 2027	$45
2028	59
2029	60
2030	37
2031	37
Thereafter	32
Total amortization expense	$270

Accrued Liabilities: Accrued liabilities consisted of the following (in thousands):

	August 29, 2026	May 30, 2026
Compensation and payroll taxes	$4,817	$5,952
Accrued severance	730	876
Professional fees	771	736
Contract liabilities	5,055	4,882
Other accrued expenses	3,565	3,543
Accrued Liabilities	$14,938	$15,989

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

Warranty reserves are established for costs that are expected to be incurred after the sale and delivery of products under warranty. Warranty reserves are included in accrued liabilities on our Consolidated Balance Sheets. The warranty reserves are determined based on known product failures, historical experience and other available evidence. Warranty reserves were approximately $0.6 million as of August 29, 2026 and $0.7 million as of May 30, 2026.

Common and Class B Common Stock: We have authorized 22,000,000 shares of common stock and 3,000,000 shares of Class B common stock. The Class B common stock has 10 votes per share and has transferability restrictions; however, Class B common stock may be converted into common stock on a share-for-share basis at any time. With respect to dividends and distributions, shares of common stock and Class B common stock rank equally and have the same rights, except that Class B common stock cash dividends are limited to 90% of the amount of Class A common stock cash dividends.

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

On occasion, the Company enters bill-and-hold arrangements. Each bill-and-hold arrangement is reviewed and revenue is recognized only when the control has transferred to our customer and certain criteria have been met: (i) the reason for the bill-and-hold arrangement is substantive; (ii) the product is segregated from the Company’s other inventory items held for sale; (iii) the product is ready for shipment to the customer; and (iv) the Company does not have the ability to use the product or direct it to another customer. No revenue from bill and hold arrangements was recognized for the three months ended August 29, 2026 and $1.1 million of revenue from bill and hold arrangements was recognized for the three months ended August 30, 2025.

Contract Balances: Contract balances were as follows (in thousands):

	August 29, 2026	May 30, 2026	May 31, 2025

Accounts receivable	$34,939	$33,162	$24,117

Contract liabilities	5,055	4,882	4,545

During the three months ended August 29, 2026 the Company recognized $1.2 million of revenue upon satisfaction of performance obligations related to amounts that were included in the contract liabilities balance as of May 30, 2026. During the three months ended August 30, 2025, the Company recognized $1.6 million of revenue upon satisfaction of performance obligations related to amounts that were included in the contract liabilities balance as of May 31, 2025.

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

New Accounting Pronouncements - Not Yet Adopted: In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2024-03, Income Statement (Topic 220): Reporting Comprehensive Income - Expense Disaggregation Disclosures, which requires an entity to disclose on an annual and interim basis, disaggregated information about specific income statement expense categories. The guidance should be applied prospectively with the option to apply the standard retrospectively. This ASU is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the potential impact of adopting this new guidance on its consolidated financial statements and disclosures.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (“ASU 2025-11”) which is intended to improve the navigability of the guidance in Accounting Standards Codification ("ASC") 270, Interim Reporting, and clarify when it applies. Under the amendments, an entity is subject to ASC 270 if it provides interim financial statements and notes in accordance with GAAP. ASU 2025-11 also addresses the form and content of such financial statements, interim disclosures requirements, and establishes a principle under which an entity must disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, and early adoption is permitted. The Company is currently evaluating the impact the adoption of ASU 2025-11 may have on the Company’s consolidated financial statements and disclosures.

4. REVOLVING CREDIT FACILITY

On October 7, 2025, the Company executed a three-year extension to the PNC Credit Agreement through the Second Amendment to the Credit Agreement with a maximum borrowing limit of $20 million. The Revolving Credit Facility is guaranteed by the Company's domestic subsidiaries. The Revolving Credit Facility will mature on October 7, 2028. The terms of the new agreement are similar to the previous Credit Agreement. Proceeds of borrowings may be used for working capital and general corporate purposes. There were no drawings or repayments under the Revolving Credit Facility during the first quarter of fiscal 2027. There was no amount outstanding under the Revolving Credit Facility as of August 29, 2026.

The Credit Agreement provides that the Company must maintain compliance with a maximum consolidated leverage ratio covenant and a minimum consolidated fixed charge coverage ratio, each as determined in accordance with the Credit Agreement. The Credit Agreement also contains affirmative, negative and financial covenants customary for financings of this type, including, among other things, limitations on certain other indebtedness, loans and investments, liens, mergers, asset sales, and transactions with affiliates, as well as customary events of default for financings of this type. The Company was in compliance with financial covenants under the Credit Agreement as of August 29, 2026.

Borrowings under the Revolving Credit Facility will bear interest at a rate per annum selected by the Company from the following options: (a) Term secured overnight financing rate ("SOFR") for the applicable Interest Period, plus the SOFR Adjustment for the applicable Interest Period, plus 1.25%; (b) Base Rate plus 0.25% or (c) Daily Simple risk free rate ("RFR") for Euros, plus the RFR Adjustment, plus 1.25%. Letters of credit issued under the letter of credit sub-facility will have a letter of credit fee equal to 1.25% per annum. The fee for the unused portion of the credit line is 0.10%. There were no letters of credit outstanding as of August 29, 2026.

5. LEASE OBLIGATIONS

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

The gross amounts of assets and liabilities related to operating leases on August 29, 2026 and May 30, 2026 were as follows (in thousands):

Lease Type	August 29, 2026	May 30, 2026
Right of use lease assets, net	$3,520	$1,389
Lease liabilities current	1,049	787
Lease liabilities non-current	2,471	602

The components of lease costs were as follows (in thousands):

		Three Months Ended
		August 29, 2026	August 30, 2025
Consolidated operating lease expense	Selling, general and administrative expenses	$435	$399

The approximate future minimum lease payments under operating leases at August 29, 2026 were as follows (in thousands):

Fiscal Year	Operating Leases
Remaining 2027	$944
2028	955
2029	739
2030	532
2031	519
Thereafter	95
Total lease payments	3,784
Less imputed interest	264
Net minimum lease payments	$3,520

The weighted average remaining lease terms and interest rates of leases held by the Company as of August 29, 2026 and August 30, 2025 were as follows:

Operating Lease as of:	Weighted Average Remaining Lease Term in Years	Weighted Average Interest Rate
August 29, 2026	4.0	5.2%
August 30, 2025	2.2	5.3%

The cash activities associated with our leases for the three month periods ended August 29, 2026 and August 30, 2025 were as follows (in thousands):

		Three Months Ended
Cash Flow Source	Classification	August 29, 2026	August 30, 2025

Operating cash flows from operating leases	Operating activities	$348	$333

6. INCOME TAXES

We recorded an income tax provision of $1.0 million and $0.4 million for the first three months of fiscal 2027 and the first three months of fiscal 2026, respectively. The effective income tax rate during the first three months of fiscal 2027 was a tax provision of 19.6% as compared to a tax provision of 18.1% during the first three months of fiscal 2026. The difference in rate during the first three months of fiscal 2027 as compared to the first three months of fiscal 2026 reflects changes in our geographical distribution of income (loss). The 19.6% effective income tax rate differs from the federal statutory rate of 21% as a result of our geographical distribution of income (loss) and the impact of permanent items.

In the normal course of business, we are subject to examination by taxing authorities throughout the world. Years prior to fiscal 2016 are closed for examination under the statute of limitation for U.S. federal and U.S. state. During the third quarter of fiscal 2025, we received a notice from the State of Illinois for an income tax audit covering the period from June 2021 to May 2023. The Company has filed for an extension until March 2027 and is waiting to hear from the State of Illinois office for further action. We have no other current open audits in the U.S.

In The Netherlands, years prior to fiscal 2021 are closed for examination. We were under examination in Germany for fiscal years 2019 to 2022. The audit concluded in the first quarter of fiscal 2027 with no material impact on the Company’s consolidated financial statements and disclosures.

We have historically determined that undistributed earnings of our foreign subsidiaries, to the extent of cash available, will be repatriated to the U.S. The deferred tax liability on the outside basis difference is now primarily withholding tax on future dividend distributions. There was no deferred tax liability related to undistributed earnings of our foreign subsidiaries as of August 29, 2026 and May 30, 2026.

The Company recorded a $0.4 million uncertain tax position as of August 29, 2026 and as of May 30, 2026. We record interest related to uncertain tax positions in the income tax expense line item within the Consolidated Statements of Comprehensive Income. Accrued interest was included within the related tax liability line in the Consolidated Balance Sheets. We have recorded a liability of less than $0.1 million for interest as of August 29, 2026 and May 30, 2026.

The Company maintains a valuation allowance representing the portion of the deferred tax asset that management does not believe is more likely than not to be realized. The valuation allowance was $2.7 million as of August 29, 2026 and $2.8 million as of May 30, 2026. The valuation allowance relates to state Net Operating Losses ($1.2 million) and deferred tax assets in foreign jurisdictions where historical taxable losses have been incurred ($1.5 million). The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth.

We have considered the impact of the One Big Beautiful Bill Act on the Company’s annual effective tax rate for fiscal year 2027. This includes Net Controlled Foreign Corporation Tested Income ("NCTI") (formerly Global Intangible Low-Taxed Income), eliminates the Qualified Business Asset Investment ("QBAI") exclusion, and sets the Section 250 deduction at 40%, broadening the U.S. tax base. Foreign-Derived Intangible Income becomes Foreign Derived Deduction Eligible Income, with a 33.34% deduction and narrower eligibility but no QBAI reduction. The NCTI foreign tax credit haircut decreases from 20% to 10%, allowing for a 90% credit and improving utilization. These changes did not have a significant impact to the annual effective tax rate.

7. EARNINGS PER SHARE

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

The earnings per share (“EPS”) presented in our Unaudited Consolidated Statements of Comprehensive Income for the first quarter of fiscal 2027 and fiscal 2026 was based on the following amounts (in thousands, except per share amounts):

	Three Months Ended
	August 29, 2026		August 30, 2025
	Basic	Diluted	Basic	Diluted
Numerator for Basic and Diluted EPS:
Net income	$4,059	$4,059	$1,909	$1,909
Less dividends:
Common stock	770	770	746	746
Class B common stock	110	110	111	111
Undistributed earnings	$3,179	$3,179	$1,052	$1,052

Common stock undistributed earnings	$2,777	$2,787	$916	$917
Class B common stock undistributed earnings	402	392	136	135
Total undistributed earnings	$3,179	$3,179	$1,052	$1,052

Denominator for Basic and Diluted EPS:
Common stock weighted average shares	12,666	12,666	12,393	12,393
Effect of dilutive securities
Dilutive stock options		358		151
Denominator for diluted EPS adjusted for weighted average shares and assumed conversion		13,024		12,544
Class B common stock weighted average shares and shares under if-converted method for diluted EPS	2,036	2,036	2,049	2,049

Net income per share:
Common stock	$0.28	$0.27	$0.13	$0.13
Class B common stock	$0.25	$0.25	$0.12	$0.12

Note: There were no common stock options that were anti-dilutive and not included in the diluted earnings per share for the first quarter of fiscal 2027 and the first quarter of fiscal 2026.

8. SEGMENT INFORMATION

The Company reports its financial performance to its chief operating decision maker ("CODM") based on the three operating and reportable segments defined as follows:

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

Operating results by segment for the three months ended August 29, 2026 and August 30, 2025 are summarized in the following table (in thousands):

	Three Months Ended August 29, 2026
	PMT	GES	Canvys	Total
Net Sales	$46,765	$9,231	$8,927	$64,923
Cost of sales	30,227	6,221	5,983	42,431
Gross profit	16,538	3,010	2,944	22,492

Selling, general and administrative expenses				17,377
Operating income				5,115
Interest income				121
Foreign exchange loss				(188)
Other, net				(1)
Income before income taxes				$5,047

	Three Months Ended August 30, 2025
	PMT	GES	Canvys	Total
Net Sales	$39,069	$7,263	$8,275	$54,607
Cost of sales	26,843	5,113	5,722	37,678
Gross profit	12,226	2,150	2,553	16,929

Selling, general and administrative expenses				15,961
Operating income				968
Interest income				169
Foreign exchange gain				289
Other, net				904
Income before income taxes				$2,330

The segment assets, which consists of inventories, net are summarized in the following table (in thousands):

	August 29, 2026	May 30, 2026
PMT	$82,026	$82,253
GES	13,654	13,174
Canvys	7,600	7,593
Total	$103,280	$103,020

The reconciliations of segment assets to the Consolidated Balance Sheets are summarized in the following table (in thousands):

	August 29, 2026	May 30, 2026
Total segment assets	$103,280	$103,020
Cash and cash equivalents	36,915	31,779
Accounts receivable	34,939	33,162
Prepaid expenses and other assets	4,441	4,770
Property, plant and equipment, net	19,806	19,003
Intangible assets, net	270	285
Right of use lease assets, net	3,520	1,389
Deferred income tax assets	8,300	8,346
Other non-current assets	223	263
Total assets	$211,694	$202,017

9. RISKS AND UNCERTAINTIES

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this report may constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. The terms “may,” “should,” “could,” “anticipate," “believe,” “continue,” “estimate,” “expect,” “intend,” “objective,” “plan,” “potential," “project” and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. These statements are based on management’s current expectations, intentions or beliefs and are subject to a number of factors, assumptions and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Factors that could cause or contribute to such differences or that might otherwise impact the business include; economic, labor and political conditions; global business disruption caused by armed conflicts in Europe and the Middle East; currency exchange fluctuations; and the ability of the Company to manage its growth and the risk factors set forth in our Annual Report on Form 10-K filed with the SEC on August 3, 2026. We undertake no obligation to update any such factor or to publicly announce the results of any revisions to any forward-looking statements contained herein whether as a result of new information, future events or otherwise.

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

INTRODUCTION

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to assist the reader in better understanding our business, results of operations, financial condition, changes in financial condition and significant developments. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes appearing elsewhere in this filing. This section is organized as follows:

•
Business Overview
•
Results of Operations – an analysis and comparison of our consolidated results of operations for the three months ended August 29, 2026 and August 30, 2025 as reflected in our Unaudited Consolidated Statements of Comprehensive Income.
•
Liquidity, Financial Position and Capital Resources – a discussion of our primary sources and uses of cash for the three months ended August 29, 2026 and August 30, 2025, and a discussion of changes in our financial position.

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

The extent to which these changes in trade policies may impact our business will depend on various factors, including (i) when trade measures are implemented, (ii) the ultimate amount, scope, nature, and duration of tariffs and other trade measures, and (iii) the extent to which the Company can mitigate impacts and pass on any increased costs associated with these changes. In addition, the impact of trade disruptions on general economic conditions and demand for electronic components is difficult to predict.

Our results for the first three months of fiscal 2027 were not materially impacted by the changes in trade policies implemented by the U.S. However, it is possible that further tariffs may be imposed on imports of our products, including by other countries, or that our business will be impacted by changing trade relations among countries. Management continues to work with its suppliers as well as its customers to mitigate the impact of the tariffs on our customers’ markets, including with respect to tariff refund claims. However, if the Company is unable to successfully pass through the additional cost of these tariffs, or if the higher prices reduce demand for the Company's products, it will have a negative effect on the Company's sales and gross margins.

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

RESULTS OF OPERATIONS

Financial Summary – Three Months Ended August 29, 2026

•
The first quarter of fiscal 2027 and fiscal 2026 both contained 13 weeks.
•
Net sales during the first quarter of fiscal 2027 were $64.9 million, an increase of 18.9%, compared to net sales of $54.6 million during the first quarter of fiscal 2026.
•
Gross margin increased to 34.6% during the first quarter of fiscal 2027 compared to 31.0% during the first quarter of fiscal 2026.
•
Selling, general and administrative expenses were $17.4 million or 26.8% of net sales during the first quarter of fiscal 2027 compared to $16.0 million or 29.2% of net sales during the first quarter of fiscal 2026.
•
Operating income during the first quarter of fiscal 2027 was $5.1 million compared to $1.0 million during the first quarter of fiscal 2026.
•
Net income during the first quarter of fiscal 2027 was $4.1 million compared to $1.9 million during the first quarter of fiscal 2026.

Net Sales and Gross Profit Analysis

Net sales by segment and percentage change during the first quarter of fiscal 2027 and fiscal 2026 were as follows (in thousands):

	Three Months Ended		FY27 vs. FY26
	August 29, 2026	August 30, 2025	% Change
PMT	$46,765	$39,069	19.7%
GES	9,231	7,263	27.1%
Canvys	8,927	8,275	7.9%
Total	$64,923	$54,607	18.9%

During the first quarter of fiscal 2027, consolidated net sales increased 18.9% compared to the first quarter of fiscal 2026. Sales for PMT increased 19.7%, sales for GES increased 27.1% and sales for Canvys increased 7.9%. The increase in PMT was due to strong growth from our customers in the semiconductor wafer fab industry and continued growth in our RF & Wireless components business. The increase in GES was due to our growing portfolio of wind turbine power management products, initial BESS shipments, and products used in the making of synthetic diamonds. The increase in Canvys was attributable to higher sales in the North American markets.

Gross profit by segment and percentage of net sales for the first quarter of fiscal 2027 and fiscal 2026 were as follows (in thousands):

	Three Months Ended
	August 29, 2026	% of Net Sales	August 30, 2025	% of Net Sales
PMT	$16,538	35.4%	$12,226	31.3%
GES	3,010	32.6%	2,150	29.6%
Canvys	2,944	33.0%	2,553	30.9%
Total	$22,492	34.6%	$16,929	31.0%

Gross profit reflects the distribution and manufacturing product margin less manufacturing variances, inventory obsolescence charges, customer returns, scrap and cycle count adjustments, engineering costs and other provisions.

Consolidated gross profit increased to $22.5 million during the first quarter of fiscal 2027 compared to $16.9 million during the first quarter of fiscal 2026. Consolidated gross margin as a percentage of net sales during the first quarter of fiscal 2027 increased to 34.6% when compared to 31.0% during the first quarter of fiscal 2026. In the first quarter of fiscal 2027, gross margin was impacted 1.7% due to an IEEPA Tariff Refund. Additionally, the margin increase was due to favorable product mix in PMT and GES.

Power and Microwave Technologies

PMT net sales increased 19.7% to $46.8 million during the first quarter of fiscal 2027 from $39.1 million during the first quarter of fiscal 2026. The increase was due to strong growth from our customers in the semiconductor wafer fab industry and continued growth in our RF & Wireless components business mainly in the SATCOM and defense market. Gross margin as a percentage of net sales increased to 35.4% during the first quarter of fiscal 2027 as compared to 31.3% during the first quarter of fiscal 2026 due to product mix and the IEEPA Tariff Refund.

Green Energy Solutions

GES net sales increased 27.1% to $9.2 million during the first quarter of fiscal 2027 from $7.2 million during the first quarter of fiscal 2026. The increase was due to our growing portfolio of wind turbine power management products, initial BESS shipments, and products used in the making of synthetic diamonds. Gross margin as a percentage of net sales increased to 32.6% during the first quarter of fiscal 2027 as compared to 29.6% during the first quarter of fiscal 2026 due to product mix.

Canvys

Canvys net sales increased 7.9% to $8.9 million during the first quarter of fiscal 2027 from $8.3 million during the first quarter of fiscal 2026, primarily due to higher sales in the North American markets. Gross margin as a percentage of net sales increased to 33.0% during the first quarter of fiscal 2027 from 30.9% during the first quarter of fiscal 2026 primarily due to the IEEPA Tariff Refund.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) increased to $17.4 million for the first quarter of fiscal 2027 when compared to $16.0 million for the first quarter of fiscal 2026, mainly due to increased salaries, medical benefits, travel, and higher incentives due to sales growth. Expressed as a percentage of net sales, SG&A was 26.8% for the first quarter of fiscal 2027 compared to 29.2% in the first quarter of fiscal 2026.

Other Income/Expense

Other income and expense primarily includes interest income, foreign exchange gains and foreign exchange losses. Our foreign exchange gains and losses are primarily due to the translation of U.S. dollars held in non-U.S. entities. We currently do not utilize derivative instruments to manage our exposure to foreign currency.

Other expense during the first quarter of fiscal 2027 totaled $0.1 million compared to other income of $1.4 million for first quarter of fiscal 2026. The income in fiscal 2026 was mainly due to a non-recurring gain of $0.9 million.

Income Tax Provision

We recorded an income tax provision of $1.0 million and $0.4 million for the first three months of fiscal 2027 and the first three months of fiscal 2026, respectively. The effective income tax rate during the first three months of fiscal 2027 was a tax provision of 19.6% as compared to a tax provision of 18.1% during the first three months of fiscal 2026. The difference in rate during the first three months of fiscal 2027 as compared to the first three months of fiscal 2026 reflects changes in our geographical distribution of income (loss). The 19.6% effective income tax rate differs from the federal statutory rate of 21% as a result of our geographical distribution of income (loss) and the impact of permanent items.

The Company recorded a $0.4 million uncertain tax position as of August 29, 2026 and as of May 30, 2026. We record interest related to uncertain tax positions in the income tax expense line item within the Consolidated Statements of Comprehensive Income. Accrued interest was included within the related tax liability line in the Consolidated Balance Sheets. We have recorded a liability of less than $0.1 million for interest as of August 29, 2026 and May 30, 2026.

The Company maintains a valuation allowance representing the portion of the deferred tax asset that management does not believe is more likely than not to be realized. The valuation allowance was $2.7 million as of August 29, 2026 and $2.8 million as of May 30, 2026. The valuation allowance relates to state Net Operating Losses ($1.2 million) and deferred tax assets in foreign jurisdictions where historical taxable losses have been incurred ($1.5 million). The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth.

We have considered the impact of the One Big Beautiful Bill Act on the Company’s annual effective tax rate for fiscal year 2027. This includes Net Controlled Foreign Corporation Tested Income ("NCTI") (formerly Global Intangible Low-Taxed Income), eliminates the Qualified Business Asset Investment ("QBAI") exclusion, and sets the Section 250 deduction at 40%, broadening the U.S. tax base. Foreign-Derived Intangible Income becomes Foreign Derived Deduction Eligible Income, with a 33.34% deduction and narrower eligibility but no QBAI reduction. The NCTI foreign tax credit haircut decreases from 20% to 10%, allowing for a 90% credit and improving utilization. These changes did not have a significant impact to the annual effective tax rate.

Net Income and Per Share Data

Net income during the first quarter of fiscal 2027 was $4.1 million, or $0.27 per diluted common share and $0.25 per Class B diluted common share as compared to $1.9 million during the first quarter of fiscal 2026 or $0.13 per diluted common share and $0.12 per Class B diluted common share.

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

Our operations and cash needs have been primarily financed through operations and cash on hand.

Cash and cash equivalents were $36.9 million at August 29, 2026. Cash and cash equivalents by geographic area on August 29, 2026 consisted of $18.2 million in North America, $10.4 million in Europe, $1.2 million in Latin America and $7.1 million in Asia/Pacific. We repatriated $1.0 million to the United States in the first three months of fiscal 2027 from our entity in China. Although the Tax Cuts and Jobs Act generally eliminated federal income tax on future cash repatriation to the United States, cash repatriation may be subject to state and local taxes, withholding or similar taxes.

Cash and cash equivalents were $31.8 million at May 30, 2026. Cash and cash equivalents by geographic area at May 30, 2026 consisted of $11.7 million in North America, $11.4 million in Europe, $1.0 million in Latin America and $7.7 million in Asia/Pacific. No cash was repatriated to the United States in fiscal 2026.

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

On October 7, 2025, the Company executed a three-year extension to the PNC Credit Agreement through the Second Amendment to the Credit Agreement with a maximum borrowing limit of $20 million. The terms of the new agreement are similar to the previous Credit Agreement. See Note 4, Revolving Credit Facility, included in Part I, Item 1 for further information. The Revolving Credit Facility is guaranteed by the Company's domestic subsidiaries. Proceeds of the borrowings under the Revolving Credit Facility, if any, are expected to be used for working capital and general corporate purposes of the Company and its subsidiaries. There were no drawings or repayments under the Revolving Credit Facility as of August 29, 2026 and through the report release date. No amounts were outstanding under the Revolving Credit Facility as of August 29, 2026, and through the report release date.

Cash Flows from Operating Activities

Cash flows from operating activities are primarily a result of our net income adjusted for non-cash items and changes in our operating assets and liabilities.

Operating activities generated $5.9 million of cash during the first three months of fiscal 2027. We had a net income of $4.1 million during the first three months of fiscal 2027, which included non-cash share-based compensation expense of $0.7 million associated with the issuance of stock option and restricted stock awards, inventory reserve provisions of $0.1 million, unrealized foreign exchange gain of $0.1 million, and depreciation and amortization expense of $0.9 million associated with our property, plant and equipment and intangible assets. Changes in our operating assets and liabilities generated $0.2 million in cash during the first three months of fiscal 2027, net of foreign currency exchange gains and losses, included an increase in accounts receivable of $1.7 million, an increase in inventories of $0.6 million, a decrease in prepaid expenses and other assets of $0.4 million and an increase in accounts payable and accrued liabilities of $2.0 million. The increase in accounts receivable was primarily due to the higher level of sales. The change in accounts payable and accrued liabilities was timing related.

Operating activities generated $1.4 million of cash during the first three months of fiscal 2026. We had a net income of $1.9 million during the first three months of fiscal 2026, which included non-cash share-based compensation expense of $0.6 million associated with the issuance of stock option and restricted stock awards, inventory reserve provisions of $0.1 million, unrealized foreign exchange gain of $0.5 million, depreciation and amortization expense of $1.0 million associated with our property, plant and equipment and intangible assets. Changes in our operating assets and liabilities utilized $1.8 million in cash during the first three months of fiscal 2026, net of foreign currency exchange gains and losses, included an increase in accounts receivable of $2.7 million, an increase in inventories of $0.6 million and an increase in accounts payable and accrued liabilities of $1.5 million. The increase in accounts receivable was primarily due to the higher level of sales. The change in accounts payable and accrued liabilities was timing related.

Cash Flows from Investing Activities

Cash used in investing activities of $1.7 million during the first three months of fiscal 2027 was due to capital expenditures. Capital expenditures were primarily related to our IT system and LaFox manufacturing and facilities. LaFox manufacturing primarily supports the PMT and GES segments.

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

Cash provided by financing activities of $1.0 million during the first three months of fiscal 2027 primarily resulted from $2.1 million proceeds from the issuance of stock minus the $0.9 million of dividend payments to stockholders.

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

There have been no material changes in our critical accounting estimates from those disclosed in our Annual Report on Form 10-K for the year ended May 30, 2026, filed with the SEC on August 3, 2026. We are not aware of any specific events or circumstances that would require us to update our estimates, assumptions and judgments.

Impact of New Accounting Standards

Information about recently issued accounting pronouncements is provided in Note 3, Summary of Accounting Policies, included in Part I, Item 1.

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

The interpretation and analysis of these disclosures should not be considered in isolation since such variances in exchange rates would likely influence other economic factors. Such factors, which are not readily quantifiable, would likely also affect our operations. Additional disclosure regarding various market risks is set forth in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended May 30, 2026 filed with the SEC on August 3, 2026.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of August 29, 2026.

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

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended August 29, 2026 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended May 30, 2026, filed with the SEC on August 3, 2026.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

a) Form 8-K disclosures for the quarter covered by this Form 10-Q:

Submission of Matters to Vote of Security Holders

We held our annual meeting of stockholders on October 6, 2026. At the annual meeting, our stockholders (i) elected each of the nominees listed below to the Company’s Board of Directors to serve for a term expiring at the 2027 Annual Meeting; (ii) ratified the selection of BDO USA, P.C. as our independent registered public accounting firm for fiscal 2027; and (iii) approved, on an advisory basis, the compensation of the Company’s named executive officers.

The results for the votes regarding each proposal are set forth below:

1. The voting results with respect to the election of each director were as follows

Nominee	For	Against/Withhold	Broker Non-Votes
Edward J. Richardson	25,312,752	3,179,793	1,376,226
Wendy S. Diddell	28,205,838	286,707	1,376,226
Jacques Belin	25,209,383	3,283,162	1,376,226
James Benham	25,160,605	3,331,940	1,376,226
Kenneth Halverson	25,177,923	3,314,622	1,376,226
Robert H. Kluge	26,208,736	2,283,809	1,376,226
Paul J. Plante	23,868,965	4,623,580	1,376,226

2. The voting results with respect to the ratification of the selection of BDO USA, P.C. as our independent registered public accounting firm for fiscal 2027 was approved with 29,839,871 votes “FOR”, 27,868 votes “AGAINST/WITHHOLD” and 1,032 votes “ABSTAIN”.

3. The voting results with respect to the approval, on an advisory basis, the compensation of our Named Executive Officers was approved with 28,074,571 votes “FOR”, 362,317 votes “AGAINST/WITHHOLD” and 55,657 votes “ABSTAIN" and 1,376,226 broker non-votes.

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

101

The following financial information from our Quarterly Report on Form 10-Q for the first quarter of fiscal 2027, filed with the SEC on October 8, 2026, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Comprehensive Income, (iii) the Unaudited Consolidated Statements of Cash Flows, (iv) the Unaudited Consolidated Statements of Stockholders’ Equity and (v) Notes to Unaudited Consolidated Financial Statements.

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

RICHARDSON ELECTRONICS, LTD.

Date: October 8, 2026	By:	/s/ Robert J. Ben
Robert J. Ben Chief Financial Officer and Chief Accounting Officer (on behalf of the Registrant and as Principal Financial Officer)